Form 10-Q
period 1993-11-26
OXFORD INDUSTRIES INC
filed 1994-01-07
CIK 75288

                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549
                                 FORM 10-Q

       [ X ]  Quarterly Report Pursuant To Section 13 or 15(d) of
                 The Securities Exchange Act of 1934

For the quarterly period ended November 26, 1993
                               -----------------
                                  OR
       [   ]  Transition Report Pursuant To Section 13 or 15(d) of
                 The Securities Exchange Act of 1934

For the transition period from                 to
                               --------------     --------------
Commission File Number 1-4365
                       ------

                          OXFORD INDUSTRIES, INC.
- ------------------------------------------------------------------
          (Exact name of registrant as specified in its charter)

            Georgia                           58-0831862
- -------------------------------     ------------------------------
(State or other jurisdiction of           (I.R.S. Employer
incorporation or organization)         Identification Number)

            222 Piedmont Avenue, N.E., Atlanta, Georgia  30308
            --------------------------------------------------
                 (Address of principal executive offices)
                                (Zip Code)

                              (404) 659-2424
           ----------------------------------------------------
           (Registrant's telephone number, including area code)

                              Not Applicable
- ------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X     No
    -----      -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                   Number of shares outstanding
    Title of each class                as of January 3, 1994
- ---------------------------        ----------------------------
Common Stock, $1 par value                   8,594,502

                          OXFORD INDUSTRIES, INC.
                          -----------------------
                                   INDEX
                                   -----
                                                          PAGE NO.
                                                          --------
PART I.     FINANCIAL INFORMATION

            Consolidated Statements of Earnings               3
            Consolidated Balance Sheets                       4
            Consolidated Statements of Cash Flows             5
            Notes to Consolidated Financial Statements        6
            Management's Discussion and Analysis of
              Financial Condition and Results of Operations  7-9

PART II.    OTHER INFORMATION                                10

                         PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.
- ------------------------------

                             OXFORD INDUSTRIES, INC.
                       CONSOLIDATED STATEMENT OF EARNINGS
      SIX MONTHS AND QUARTERS ENDED NOVEMBER 26, 1993 AND NOVEMBER 27, 1992

                            Six Months Ended                 Quarter Ended
                      ---------------------------   --------------------------
$ in thousands except November 26,   November 27,   November 26,  November 27,
  per share amounts      1993           1992           1993          1992
- --------------------- ------------   ------------   ------------  ------------
Net Sales                 $327,448       $297,865       $178,737      $163,565
                          --------       --------       --------      --------

Costs and Expenses:
     Cost of Goods Sold    263,045        239,626        143,671       131,755
     Selling, General and
       Administrative       46,685         44,301         24,572        23,494
     Interest                1,229          1,160            697           643
                          --------       --------       --------      --------
Total Costs and Expenses   310,959        285,087        168,940       155,892
                          --------       --------       --------      --------

Earnings Before
     Income Taxes           16,489         12,778          9,797         7,673

Income Taxes                 6,678          5,047          3,968         3,056
                          --------       --------       --------      --------
Net Earnings                $9,811         $7,731         $5,829        $4,617
                          ========       ========       ========      ========

Net Earnings
     Per Common Share        $1.14          $0.89          $0.68         $0.53
                             =====          =====          =====         =====

Average Number of Shares
     Outstanding         8,592,722      8,697,766      8,581,949     8,664,276
                         =========      =========      =========     =========

Dividends Per Share         $0.330         $0.300         $0.165        $0.150
                            ======         ======         ======        ======

- -------------------------
See notes to consolidated financial statements.







                             OXFORD INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS
              NOVEMBER 26, 1993, MAY 28, 1993 AND NOVEMBER 27, 1992
                       (UNAUDITED EXCEPT FOR MAY 28, 1993)
                            November 26,       May 28,    November 27,
$ in thousands                      1993          1993            1992
- --------------              ------------  ------------    ------------
Assets
- ------
Current Assets:
     Cash                       $  5,295      $  3,254       $   4,448
     Receivables                  91,724        68,093          86,598
     Inventories:
       Finished Goods             51,399        55,733          41,783
       Work in Process            19,783        19,931          18,586
       Fabric, Trim & Supplies    24,494        26,929          23,609
                                --------      --------        --------
                                  95,676       102,593          83,978
     Prepaid expenses             11,871        11,698          10,600
                                --------      --------        --------
       Total Current Assets      204,566       185,638         185,624
Property, Plant & Equipment       31,618        31,027          30,079
Other Assets                       1,614         1,562           1,737
                                --------      --------        --------
                                $237,798      $218,227        $217,440
                                ========      ========        ========

Liabilities and Stockholders' Equity
- ------------------------------------
Current Liabilities:
     Notes Payable              $ 28,000      $ 18,500        $ 16,500
     Trade Accounts Payable       31,781        34,629          35,544
     Accrued Compensation         11,810        11,304          10,260
     Other Accrued Expenses       15,811        11,072          11,961
     Dividends Payable             1,417         1,433           1,299
     Income Taxes                  2,429            -            1,769
     Current maturities of
       long-term debt              4,864         4,865           4,691
                                --------      --------        --------
       Total Current Liabilities  96,112        81,803          82,024
                                --------      --------        --------
Long-Term Debt,
     less current maturities      17,341        17,788          22,212
                                --------      --------        --------
Deferred Income Taxes              3,620         3,304           2,204
                                --------      --------        --------
Stockholders' Equity:
     Common Stock                  8,586         8,685           8,663
     Additional paid-in capital    5,408         5,193           5,054
     Retained Earnings           106,731       101,454          97,283
                                --------      --------        --------
                                 120,725       115,332         111,000
                                --------      --------        --------
                                $237,798      $218,227        $217,440
                                ========      ========        ========
- -------------------------
See notes to consolidated financial statements.

                             OXFORD INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            SIX MONTHS ENDED NOVEMBER 26, 1993 AND NOVEMBER 27, 1992
                                   (UNAUDITED)
                                                       Six Months Ended
                                               ------------------------------
                                               November 26,      November 27,
$ in thousands                                    1993              1992
- --------------                                 ------------      ------------
Cash Flows From Operating Activities
- ------------------------------------
   Net earnings                                    $  9,811          $  7,731
   Adjustments to reconcile net earnings to
   net cash provided by operating activities:
     Depreciation and amortization                    3,309             3,047
     Gain on sale of property, plant and equipment      (37)             (243)
   Changes in working capital:
     Receivables                                    (23,631)          (19,440)
     Inventories                                      6,917            (1,957)
     Prepaid expenses                                  (173)             (753)
     Trade accounts payable                          (2,848)           (2,819)
     Accrued expenses and other current liabilities   5,247               789
     Income taxes payable                             2,429             1,367
   Deferred income taxes                                316                62
   Other noncurrent assets                              (70)             (681)
    Net cash flows provided by (used in)           --------          --------
      operating activities                            1,270           (12,897)

Cash Flows From Investing Activities
- ------------------------------------
  Purchase of property, plant and equipment          (3,931)           (3,123)
  Proceeds from sale of property, plant and
     and equipment                                       87             1,003
                                                   --------          --------
     Net cash used in investing activities           (3,844)           (2,120)

Cash Flows From Financing Activities
- ------------------------------------
  Short-term borrowings                               9,500            16,500
  Payments on long-term debt                           (447)             (483)
  Proceeds from exercise of stock options               298               109
  Purchase and retirement of common stock            (1,886)           (2,449)
  Dividends on common stock                          (2,850)           (2,621)
                                                   --------          --------
     Net cash provided by financing activities        4,615            11,056

Net change in Cash and Cash Equivalents               2,041            (3,961)
Cash and Cash equivalents at Beginning of Period      3,254             8,409
                                                   --------          --------
Cash and Cash Equivalents at End of Period         $  5,295          $  4,448
                                                   ========          ========
Supplemental Disclosure of Cash Flow Information
- ------------------------------------------------
     Cash paid (received) for:
        Interest                                   $  1,135          $  1,082
        Income taxes                                  4,336             4,569

See notes to consolidated financial statements.

                          OXFORD INDUSTRIES, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             SIX MONTHS AND QUARTERS ENDED NOVEMBER 26, 1993
                           AND NOVEMBER 27, 1992
                                (UNAUDITED)

1. The foregoing unaudited consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods. All such adjustments are of a normal recurring nature. The results for interim periods are not necessarily indicative of results to be expected for the year.

2. The financial information presented herein should be read in conjunction with the consolidated financial statements included in the Registrant's Annual Report on Form 10-K for the fiscal year ended May 28, 1993.


3. The Company is involved in certain legal matters primarily arising in the normal course of business. In the opinion of management, the Company's liability under any of these matters would not materially affect its financial condition or results of operations.

Item 2.  Management's Discussion and Analysis of Financial
- ----------------------------------------------------------
Condition and Results of Operations.
- ------------------------------------

                           Results of Operations
                           ---------------------
NET SALES
     Net sales for the second quarter of the 1994 fiscal year, which ended November 26, 1993, increased by 9.3% from net sales for the second quarter of the previous year. Net sales for the first six months of the current year increased by 9.9% from net sales for the comparable period of the prior year. Led by strong performances by both the Oxford Shirtings and Lanier Clothes divisions, the Company set a new record high in sales for both the second quarter and the first half. The Company's strategy of sales concentration continued to yield benefits. Increased sales to the fifty largest customers accounted for an amount in excess of the Company's total sales increase as sales to other customers declined. Sales in the first half of fiscal 1993 included approximately $10,000,000 to the now-discontinued catalog division of Sears, Roebuck and Company, of which approximately $4,000,000 occurred in the second quarter. The sales increase continued primarily with the Company's better catalog tier and mass merchants.

COST OF GOODS SOLD
     Cost of goods sold as a percentage of net sales was 80.4% for the second quarter of the current year and 80.6% for the second quarter of the previous year. For the first six months of the current year, cost of goods sold as a percentage of net sales was 80.3% compared to 80.4% for the same period in the previous year. These continued consistent results represent stabilizing gross margins. During the second quarter, the Company announced the closure of one domestic manufacturing facility. The expected cost of this closure has been included in the second quarter results.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
     Selling, general and administrative expenses increased by 4.6% to $24,572,000 in the second quarter of fiscal 1994 from $23,494,000 in the same period of fiscal 1993. Selling, general and administrative expenses increased by 5.4% to $46,685,000 in the first half of fiscal 1994 from $44,301,000 in the same period of fiscal 1993. Combined with the increase in net sales, selling, general and administrative expenses as a percentage of net sales declined to 13.7% for the second quarter of fiscal 1994 from 14.4% for the second quarter of the prior year, and to 14.3% for the first six months of fiscal 1994 from 14.9% for the first six months of the previous year.
     In early August 1993, one of the Company's retail catalog customers, New Hampton, Inc., filed for bankruptcy. A provision of $1,000,000 for bad debts is included in the current year first quarter operations to provide for this bankruptcy. Had this provision for bad debts not been required, the selling, general and administrative expense increase would have been 3.1% for the first half of fiscal 1994. This $1,000,000 represents less than 1% of net sales for the first half of fiscal 1994.

INTEREST EXPENSE
     Net interest expense as a percentage of net sales was 0.4% in both fiscal 1994 and fiscal 1993 for both the second quarter and the first six months. Average short-term borrowings increased over the prior year, while the weighted average interest rate declined.

INCOME TAXES
     The Company's effective income tax rate was 40.5% for the second quarter of the current year and 39.8% for the second quarter of the previous year. For the first six months of the current and previous years, the Company's effective income tax rate was 40.5% and 39.5%, respectively. The income tax rate has been increased to reflect enacted tax rates. In the first quarter of fiscal 1994, the Company adopted Statement of Financial Accounting
Standards No. 109, "Accounting for Income Taxes."   The effect of this
adoption was not material.

FUTURE OPERATING RESULTS
     The Company is optimistic about the second half of fiscal 1994, although the rate of both sales and earnings increases are expected to moderate. Percentage earnings gains should continue to outpace percentage sales gains.
     The Oxford Shirtings division of the Company has been licensed to produce and market dress shirts under the Tommy Hilfiger label. The first line will be fall 1994 and will afford the Company the opportunity to expand in the better branded dress shirt market. While the Company has and will continue to incur in fiscal 1994 expenses related to the start-up of this line, it will not realize revenues until fiscal 1995.
     The Company has also entered into license agreements with Farah, Incorporated, allowing the Company to license the Savane and PROCESS 2000 names for shirt sales. Under the terms of the agreement, Farah will furnish the Company with its proprietary PROCESS 2000 no wrinkle technology for use on shirts. Current plans call for the introduction of a small number of shirts for the Father's Day selling period, to be followed by a larger volume in the second half of calendar 1994.

                      Liquidity and Capital Resources
                     --------------------------------
OPERATING ACTIVITIES
     During the first six months of the current year, operating activities generated $1,270,000 as compared to $12,897,000 used in the first six months of the prior year. The primary factors contributing to this increase were increased net earnings, decreased inventories, and increased accrued expenses coupled with increased receivables. The decreased inventories is a return to a more normal level necessary to support anticipated sales. The increased accrued expenses represent various accruals associated with current operations. The increased receivables represent the increase in sales in the last two months of the quarter.

INVESTING ACTIVITIES
     Investing activities used $3,844,000 in the first six months of the current year and $2,120,000 in the same period of the prior year. Purchases consisted primarily of replacement of worn or obsolete machinery and equipment and upgrading management information systems. Proceeds from the sale of property, plant and equipment for the first six months of the prior year of $1,003,000 were generated primarily from the sale of two previously idled facilities.

FINANCING ACTIVITIES
     Financing activities generated $4,615,000 in the first six months of the current year and $11,056,000 in the prior year. The primary difference was decreased short-term borrowings in fiscal 1994.
     The Company purchased and retired 125,700 shares of its common stock during the six months ended November 26, 1993. During the period after the end of the second quarter through January 3, 1994, no shares have been purchased and retired. Due to the exercise of employee stock options, a net of 26,384 shares of the Company's common stock have been issued during the six months ended November 26, 1993, and 8,890 shares have been issued during the period after the end of the second quarter through January 3, 1994.

     On January 3, 1994, the Company's Board of Directors declared a cash dividend of $.18 per share payable February 26, 1994 to shareholders of record on February 11, 1994. This is an increase of 1.5 cents per share from prior quarterly dividends.

WORKING CAPITAL
     Working capital increased from $103,600,000 at the end of the second quarter of the previous year to $103,835,000 at the end of the 1993 fiscal year, and increased to $108,454,000 at the end of the second quarter of the current year. The ratio of current assets to current liabilities was 2.3 at the end of the second quarter of the previous year, 2.3 at the end of the previous fiscal year and 2.1 at the end of the first quarter of the current year.

FUTURE LIQUIDITY AND CAPITAL RESOURCES
     The Company believes it has the ability to generate cash to meet its foreseeable needs. The sources of funds primarily include funds provided by operations and short-term borrowings. The uses of funds primarily include working capital requirements, capital expenditures, dividends and repayment of long-term debt. The Company regularly utilizes committed bank lines of credit and other uncommitted bank resources to meet working capital requirements. On November 26, 1993, the Company had committed bank lines of credit of $20,000,000 and uncommitted lines totalling $75,000,000. The Company pays commitment fees for these committed lines of credit, but no commitment fees are associated with the uncommitted lines. Of the committed lines, $20,000,000 was in use at November 26, 1993, and of the uncommitted lines, $8,000,000 was in use at that date. Maximum short-term borrowings from all sources during the first six months of the current year were $50,000,000. The Company anticipates continued use and availability of both committed and uncommitted short-term borrowing resources as working capital needs may require.

     The Company expects to continue to purchase shares of its common stock on the open market and in negotiated trades as conditions and opportunities warrant. The Company will also consider possible acquisitions of apparel-related businesses that are compatible with its long-term strategies. There are no present plans to borrow additional long-term funds, sell securities, or enter into off-balance sheet financing arrangements.

                        PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.
- ------------------------------------------

(a) Exhibits.
    ---------
     11        Statement re computation of per share earnings.



(b) Reports on Form 8-K.
    --------------------
               The Registrant did not file any reports on Form 8-K during the quarter ended November 26, 1993.

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                OXFORD INDUSTRIES, INC.
                                -----------------------
                                     (Registrant)




                                /s/R. William Lee, Jr.
                                --------------------------
Date: January 7, 1994           R. William Lee, Jr.
      ---------------           Executive Vice President




                                /s/Debra A. Pauli
                                --------------------------
Date: January 7, 1994           Debra A. Pauli
      ---------------           Controller
                                (Chief Accounting Officer)

                             INDEX OF EXHIBITS

EXHIBIT                                                  SEQUENTIAL
NUMBER    DESCRIPTION                                    PAGE NUMBER
- ------    ----------------------------------------------  ----------
11        Statement re computation of per share earnings      13