Form 10-Q
period 1994-02-25
OXFORD INDUSTRIES INC
filed 1994-04-11
CIK 75288

               SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                    FORM 10-Q

       [ X ]  Quarterly Report Pursuant To Section 13 or 15(d) of
                 The Securities Exchange Act of 1934

For the quarterly period ended February 25, 1994
                               -----------------
                                  OR
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
Yes   X     No
    -----      -----

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                   Number of shares outstanding
    Title of each class                as of April 4, 1994
- ---------------------------        ----------------------------
Common Stock, $1 par value                   8,635,245

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

                         PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.
- ------------------------------


                             OXFORD INDUSTRIES, INC.
                       CONSOLIDATED STATEMENT OF EARNINGS
     NINE MONTHS AND QUARTERS ENDED FEBRUARY 25, 1994 AND FEBRUARY 26, 1993

                            Nine Months Ended                Quarter Ended
                         -----------------------------------------------------
$ in thousands except February 25,   February 26,   February 25,  February 26,
  per share amounts      1994           1993           1994          1993
                         -----------------------------------------------------
Net Sales                 $470,589       $438,516       $143,141      $140,651
                         -----------------------------------------------------

Costs and Expenses:
     Cost of goods sold    376,957        352,675        113,912       113,049
     Selling, general and
       administrative       67,885         65,638         21,200        21,337
     Interest                1,739          1,707            510           547
                          ----------------------------------------------------
Total Costs and Expenses   446,581        420,020        135,622       134,933
                          ----------------------------------------------------

Earnings Before
     Income Taxes           24,008         18,496          7,519         5,718

Income Taxes                 9,723          7,306          3,045         2,259
                           ---------------------------------------------------
Net Earnings               $14,285        $11,190         $4,474        $3,459
                           ========      ========       ========      ========

Net Earnings
     Per Common Share        $1.66          $1.29          $0.52         $0.40
                             =====          =====          =====         =====

Average Number of Shares
     Outstanding         8,596,912      8,689,263      8,605,122     8,672,059
                         =========      =========      =========     =========

Dividends Per Share         $0.510         $0.465         $0.180        $0.165
                            ======         ======         ======        ======

- -------------------------
See notes to consolidated financial statements.

                               OXFORD INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS
              FEBRUARY 25, 1994, MAY 28, 1993 AND FEBRUARY 26, 1993
                       (UNAUDITED EXCEPT FOR MAY 28, 1993)

                                 February 25,  May 28,    February 26,
$ in thousands                       1994        1993          1993
                                 --------------------------------------
Assets
- ------
Current Assets:
     Cash                       $  1,057      $  3,254       $   2,584
     Receivables                  89,494        68,093          80,624
     Inventories:
       Finished goods             53,820        55,733          45,749
       Work in process            17,375        19,931          17,498
       Fabric, trim & supplies    23,284        26,929          21,672
                                --------------------------------------
                                  94,479       102,593          84,919
     Prepaid expenses             12,903        11,698          10,675
                                --------------------------------------
       Total Current Assets      197,933       185,638         178,802
Property, Plant & Equipment       31,445        31,027          30,258
Other Assets                       1,558         1,562           1,709
                                --------------------------------------
                                $230,936      $218,227        $210,769
                                ========      ========        ========
Liabilities and Stockholders' Equity
- ------------------------------------
Current Liabilities:
     Notes payable              $ 25,500      $ 18,500        $ 13,000
     Trade accounts payable       29,740        34,629          31,591
     Accrued compensation          9,710        11,304           8,863
     Other accrued expenses       14,832        11,072          13,643
     Dividends payable             1,552         1,433           1,432
     Income taxes                     -             -               25
     Current maturities of
       long-term debt              4,864         4,865           4,690
                                --------------------------------------
     Total Current Liabilities    86,198        81,803          73,244
                                --------------------------------------
Long-Term Debt,
     less current maturities      16,882        17,788          21,777

Deferred Income Taxes              3,702         3,304           2,595

Stockholders' Equity:
     Common stock                  8,625         8,685           8,683
     Additional paid-in capital    5,944         5,193           5,179
     Retained earnings           109,585       101,454          99,291
                                 -------------------------------------
                                 124,154       115,332         113,153
                                --------------------------------------
                                $230,936      $218,227        $210,769
                                ========      ========        ========
- -------------------------
See notes to consolidated financial statements.

                               OXFORD INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            NINE MONTHS ENDED FEBRUARY 25, 1994 AND FEBRUARY 26, 1993
                                   (UNAUDITED)
                                                       Nine Months Ended
                                               ------------------------------
                                               February 25,      February 26,
$ in thousands                                    1994              1993
- --------------                                 ------------      ------------
Cash Flows From Operating Activities
- ------------------------------------
   Net earnings                                    $ 14,285          $ 11,190
   Adjustments to reconcile net earnings to
   net cash provided by operating activities:
     Depreciation and amortization                    5,122             4,683
     Gain on sale of property, plant and equipment     (102)             (292)
   Changes in working capital:
     Receivables                                    (21,401)          (13,466)
     Inventories                                      8,114            (2,898)
     Prepaid expenses                                (1,205)             (828)
     Trade accounts payable                          (4,889)           (6,772)
     Accrued expenses and other current liabilities   2,303             1,207
     Income taxes payable                                -               (377)
   Deferred income taxes                                398               453
   Other noncurrent assets                              (26)             (656)
    Net cash flows provided by (used in)           --------          --------
      operating activities                            2,599            (7,756)

Cash Flows From Investing Activities
- ------------------------------------
  Purchase of property, plant and equipment          (5,610)           (5,284)
  Proceeds from sale of property, plant and
     and equipment                                      204             1,400
                                                   --------          --------
     Net cash used in investing activities           (5,406)           (3,884)

Cash Flows From Financing Activities
- ------------------------------------
  Short-term borrowings                               7,000            13,000
  Payments on long-term debt                           (907)             (919)
  Proceeds from exercise of stock options               805               236
  Purchase and retirement of common stock            (1,886)           (2,449)
  Dividends on common stock                          (4,402)           (4,053)
                                                   --------          --------
     Net cash provided by financing activities          610             5,815

Net change in Cash and Cash Equivalents              (2,197)           (5,825)
Cash and Cash equivalents at Beginning of Period      3,254             8,409
                                                   --------          --------
Cash and Cash Equivalents at End of Period         $  1,057          $  2,584
                                                   ========          ========
Supplemental Disclosure of Cash Flow Information
- ------------------------------------------------
     Cash paid (received) for:
        Interest                                   $  1,639          $  1,647
        Income taxes                                 10,599             8,671
See notes to consolidated financial statements.

                               OXFORD INDUSTRIES, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             NINE MONTHS AND QUARTERS ENDED FEBRUARY 25, 1994
                           AND FEBRUARY 26, 1993
                                (UNAUDITED)

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

Item 2.  Management's Discussion and Analysis of Financial
- ----------------------------------------------------------
Condition and Results of Operations.
- ------------------------------------
                           Results of Operations
- ---------------------
NET SALES
     Net sales for the third quarter of the 1994 fiscal year, which ended February 25, 1994, increased by 1.8% from net sales for the third quarter of the previous year. Net sales for the first nine months of the current year increased by 7.3% from net sales for the comparable period of the prior year. In the third quarter, there was a general slowing of retail activity as retailers were battered by winter storms and the California earthquake. The Company also experienced a general slowing in sales, but was more directly affected in the third quarter by replacing the loss of approximately $5,000,000 in sales to the now discontinued Sears Roebuck catalog operation, and an $8,000,000 decrease in shipments to JCPenny. The Company believes that last year's third quarter shipments to JCPenny were somewhat artificially large due to "pipeline filling." The Company overcame this combined $13,000,000 shortfall with substantial gains in the better catalog tier and the discounter tier.


COST OF GOODS SOLD
     Cost of goods sold as a percentage of net sales was 79.6% for the third quarter of the current year and 80.4% for the third quarter of the previous year. For the first nine months of the current year, cost of goods sold as a percentage of net sales was 80.1% compared to 80.4% for the same period in the previous year. These continued consistent results represents stabilizing gross margins as a result of more favorable sourcing.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
     Selling, general and administrative expenses decreased by 0.6% to $21,200,000 in the third quarter of fiscal 1994 from $21,337,000 in the same period of fiscal 1993. Selling, general and administrative expenses increased by 3.4% to $67,885,000 in the first nine months of fiscal 1994 from $65,638,000 for the same period of fiscal 1993.
     Selling, general and administrative expenses as a percentage of net sales declined to 14.8% for the third quarter of fiscal 1994 from 15.2% for the third quarter of the prior year, and to 14.4% for the first nine months of fiscal 1994 from 14.9% for the first nine months of the previous year. These results represent strenuous efforts to contain costs in light of the competitive environment in which the Company operates.


INTEREST EXPENSE
     Net interest expense as a percentage of net sales was 0.4% in both fiscal 1994 and fiscal 1993 for both the third quarter and the first nine months of the respective fiscal years. Average short-term borrowings and weighted average interest rates have remained relatively unchanged.

INCOME TAXES
     The Company's effective income tax rate was 40.5% for the third quarter of the current year and 39.5% for the third quarter of the previous year. For the first nine months of the current and previous years, the Company's effective income tax rate was 40.5% and 39.5%, respectively. The income tax rate has been increased to reflect enacted tax rates. In the first quarter of fiscal 1994, the Company adopted Statement of Financial Accounting
Standards No. 109, "Accounting for Income Taxes."   The effect of this
adoption was not material.

FUTURE OPERATING RESULTS
     The Company is optimistic about the fourth quarter of fiscal 1994.
While the fourth quarter percentage sales gains will be improved over those of the third quarter, they will not be as robust as those recorded in the first half. The Company expects that increased sales, improving gross margins and continued expense control will continue double-digit percentage increases in earnings per share in the fourth quarter.
     The Oxford Shirtings division of the Company has been licensed to produce and market dress shirts under the Tommy Hilfiger label. The first line will be fall 1994 and will afford the Company the opportunity to expand in the better branded dress shirt market. While the Company has and will continue to incur in fiscal 1994 expenses related to the start-up of this line, it will not realize revenues until fiscal 1995.
     The Company has also entered into license agreements with Farah, Incorporated (Farah), allowing the Company to license the Savane and PROCESS 2000 names for the sale of shirts. Under the terms of the agreement, Farah will furnish the Company with its proprietary PROCESS 2000 no wrinkle technology for use on shirts. Current plans call for the introduction of a small number of shirts for the Father's Day selling period, to be followed by a larger volume in the second half of calendar 1994.

                      Liquidity and Capital Resources
- --------------------------------
OPERATING ACTIVITIES
     During the first nine months of the current year, operating activities generated $2,599,000 in cash as compared to $7,756,000 of cash used in the first nine months of the prior year. The primary factors contributing to this increase were increased net earnings and decreased inventories offset by increased receivables. The decreased inventories is a return to a more normal level necessary to support anticipated sales. The increased receivables represent the increase in sales during the last two months of the third quarter of the current year. A number of the Company's menswear products have moved to automatic replenishment, which means the Company's shipping pattern has changed to one closer to the consumer selling cycle.
The increased receivables also reflect this changed shipping pattern.

INVESTING ACTIVITIES
     Investing activities used $5,406,000 in the first nine months of the current year and $3,884,000 in the same period of the prior year. Purchases consisted primarily of replacement of worn or obsolete machinery and equipment and upgrading management information systems. Proceeds from the sale of property, plant and equipment for the first nine months of the prior year of $1,400,000 were generated primarily from the sale of two previously idled facilities.

FINANCING ACTIVITIES
     Financing activities generated $610,000 in the first nine months of the current year and $5,815,000 in the first nine months of the prior year. The primary difference was decreased short-term borrowings in fiscal 1994.
     The Company purchased and retired 125,700 shares of its common stock during the nine months ended February 25, 1994. During the period after the end of the third quarter through April 4, 1994, no shares have been purchased and retired. Due to the exercise of employee stock options, a net of 65,404 shares of the Company's common stock have been issued during the nine months ended February 25, 1994, and 10,613 shares have been issued during the period after the end of the third quarter through April 4, 1994.

     On April 4, 1994, the Company's Board of Directors declared a cash dividend of $.18 per share payable June 4, 1994 to shareholders of record on May 16, 1994.

WORKING CAPITAL
     Working capital decreased from $105,558,000 at the end of the third quarter of the previous year to $103,835,000 at the end of the 1993 fiscal year, and increased to $111,735,000 at the end of the third quarter of the current year. The ratio of current assets to current liabilities was 2.4 at the end of the third quarter of the previous year, and was 2.3 at the end of both the previous fiscal year and the third quarter of the current year.

FUTURE LIQUIDITY AND CAPITAL RESOURCES
     The Company believes it has the ability to generate cash to meet its foreseeable needs. The sources of funds primarily include funds provided by operations and short-term borrowings. The uses of funds primarily include working capital requirements, capital expenditures, dividends and repayment of long-term debt. The Company regularly utilizes committed bank lines of credit and other uncommitted bank resources to meet working capital requirements. On February 25, 1994, the Company had lines of credit of $20,000,000 for which it pays commitment fees, and lines totalling $75,000,000 for which it does not pay commitment fees. Of the committed lines, $20,000,000 was in use at February 25, 1994, and of the uncommitted lines, $5,500,000 was in use at that date. Maximum short-term borrowings from all sources during the first nine months of the current year were $50,000,000. The Company anticipates continued use and availability of both committed and uncommitted short-term borrowing resources as working capital needs may require.

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



(b) Reports on Form 8-K.
    --------------------
               The Registrant did not file any reports on Form 8-K during the quarter ended February 25, 1994.

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


                                OXFORD INDUSTRIES, INC.
                                -----------------------
                                     (Registrant)




                                /s/R. William Lee, Jr.
                                --------------------------
Date: April 11, 1994            R. William Lee, Jr.
      ---------------           Executive Vice President




                                /s/Debra A. Pauli
                                --------------------------
Date: April 11, 1994            Debra A. Pauli
      ---------------           Controller
                                (Chief Accounting Officer)

                             INDEX OF EXHIBITS

EXHIBIT                                                  SEQUENTIAL
NUMBER    DESCRIPTION                                    PAGE NUMBER
- ----------------------------------------------------      ----------
11        Statement re computation of per share earnings      13