Form 10-K
period 1994-06-03
OXFORD INDUSTRIES INC
filed 1994-08-31
CIK 75288

                                  FORM 10-K
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

   [ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended June 3, 1994
                          ------------
                                     OR

   [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                   to
                               -----------------    --------------
Commission file number  1-4365

                          OXFORD INDUSTRIES, INC.
- --------------------------------------------------------------------
           (Exact name of Registrant as specified in its charter)

          Georgia                          58-0831862
- -------------------------------        ------------------
(State or other jurisdiction of          (I.R.S. Employer
 incorporation or organization)          Identification No.)

             222 Piedmont Avenue, N.E., Atlanta, Georgia 30308
           -----------------------------------------------------
           (Address of principal executive offices)    (Zip Code)

Registrant's telephone number, including area code (404) 659-2424
                                                   --------------
Securities registered pursuant to Section 12(b) of the Act:

   Title of each class                    Name of exchange on
                                          which registered
 Common Stock, $1 par value                New York Stock Exchange
- --------------------------                -------------------------

       Securities registered pursuant to Section 12(g) of the Act:
                                    NONE
                               --------------
                              (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X     No
   ----        ----






     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form
10-K. [   ]

     State the aggregate market value of the voting stock held by non-affiliates of the Registrant: As of August 22, 1994, the aggregate market value of the voting stock held by non-affiliates of the Registrant (based upon the closing price for the common stock on the New York Stock Exchange on that date) was approximately $228,149,421.

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the last practicable date.

                                       Number of shares outstanding
     Title of each class                    as of August 22, 1994

Common Stock, $1 par value                            8,650,215
- --------------------------                            ---------
Documents Incorporated by Reference
- ------------------------------------
(1) Sections of 1994 Annual Report to Stockholders (Incorporated in Parts II and IV of this Report).
(2) Sections of Proxy Statement dated August 26, 1994, which will be filed with the Securities and Exchange Commission not later than 120 days after June 3, 1994. (Incorporated in Part III of this Report).

                                PART I
                                ------

Item 1.  Business.
- ------------------

                         BUSINESS AND PRODUCTS

Introduction and Background
     Oxford Industries, Inc. (the "Company") was incorporated under the laws of the State of Georgia as Oxford Manufacturing Company, Inc. on April 27, 1960. In 1967, its name was changed to Oxford Industries, Inc. Its principal office is in Atlanta, Georgia.

     The Company's primary business, which comprises a single industry segment, is the design, manufacture, marketing and sale of consumer apparel products in the popular to better price range. Substantially all of the Company's distribution facilities, offices and customers are located in the United States and most of its manufacturing facilities are also located in the United States.

     The Company is in a single line of business with two classes of similar products, menswear and womenswear. The table below sets forth, for each of the last three fiscal years, the percentage of net sales attributable to each such class of similar products:

                          Fiscal Year Ended:

                   June 3,       May 28,       May 29,
                    1994          1993          1992
                   ------        -------       -------
Menswear              73%            73%           70%
Womenswear            27%            27%           30%
                   ------        -------       -------
                     100%           100%          100%
                   ======        =======       =======

Menswear
     Primary menswear products sold include men's suits, vests, dress slacks and sportcoats and men's and boys' sportswear, dress shirts, woven and knitted sport shirts, sweaters, slacks, shorts and jeans.

Womenswear
     Primary womenswear products sold include women's and girls' sportswear, dresses, suits, sweaters, shirts, blouses, t-shirts, sweatshirts, swimsuits, vests, jackets, skirts, shorts, jeans and pants. Sportswear products are marketed as coordinates, which include wardrobe items in styles and colors designed to be worn together, or as separates.

                             DISTRIBUTION

     The Company sells products to approximately 3,400 customers, many of whom have multiple retail outlets. The Company's customers include national and regional chain stores, mail order and catalog firms, discount stores, department stores and chain and independent specialty stores. Although the Company experienced a slight decrease in the number of customers in fiscal 1994, sales to the fifty largest customers increased by 13.2%. The decline in total customers was due to the continuing focus on large financially stable retailers.

     Several product lines are designed and manufactured in anticipation of orders for sale to department and specialty stores and certain specialty chain and mail order customers. The Company must make commitments for fabric and production in connection with these lines. In the case of imports, these commitments can be up to several months prior to the receipt of firm orders from customers. These lines include both popular and better price merchandise sold under brand and designer names or customers' private labels.

     The Company works closely with many customers to develop large-volume product programs prior to commencement of production, enabling the Company to take advantage of relative efficiencies in planning, raw materials purchasing and utilization of production facilities. Products sold under these progroms are in the popular price range and usually carry the customers' trademarks, although the Company offers some branded and designer programs for this customer market.

     The Company employs a sales force consisting of salaried and commissioned sales employees and independent commissioned sales representatives. Apparel sales offices and showrooms are maintained by the Company in Atlanta, Chicago, Los Angeles, New York and in both Dallas and Plano, Texas. Other showrooms are maintained by independent commissioned sales representatives. A majority of the Company's business is conducted by direct contacts between the Company's divisional management and buyers and other executives of the Company's customers.

          MANUFACTURING, RAW MATERIALS AND SOURCES OF SUPPLY

Manufacturing and Raw Materials
     Apparel products are manufactured from cotton, linen, wool, silk, other natural fibers, synthetics and blends of these materials. Materials used by the Company in its manufacturing operations are purchased from numerous domestic and foreign textile mills and converters in the form of woven or knitted finished fabrics. Buttons, zippers, thread and other trim items are purchased from both domestic and foreign suppliers. The Company's domestic manufacturing facilities perform cutting, sewing and related operations to produce finished apparel products from these materials. At the end of the 1994 fiscal year, domestic production for the Company accounted for almost 50% of the Company's business, of which approximately 71% came from the Company's United States manufacturing facilities, and approximately 29% came from United States contractors.

     In accordance with common industry practice, the Company often purchases fabric and places it with domestic and foreign independent contractors for production of goods conforming to the Company's patterns, specifications and quality standards. The Company also performs independent contracting services for other companies to ensure maximum utilization of its production facilities.

     The Company imports finished apparel products meeting its quality standards from suppliers in Central America, the Far East and other areas. Imported goods are generally manufactured according to designs and specifications furnished or approved in advance of production by the Company. In order to place orders and monitor production, the Company maintains buying offices in Hong Kong and Singapore. The Company also retains unaffiliated buying agents in several other countries.

     The Company also uses its own facilities in Mexico, the Dominican Republic and Costa Rica. These facilities generally assemble finished apparel products from components made in the United States.

Sources of Supply
     The Company regards its domestic and foreign sources of raw materials, finished goods and outside production as adequate, and is not dependent on any single source or contractor. No single supplier or contractor accounts for a material portion of the Company's purchases or business. Alternative competitive sources are available, and the Company does not anticipate significant difficulty in meeting its supply and outside production requirements. There are occasions, however, where the Company is unable to take customer orders on short notice because of limited availability of materials and/or production facilities.

     The Company's import business could be adversely affected by currency exchange fluctuations, changes in United States import duties and trade restraints, political unrest in exporting countries, and other factors normally associated with imports. The Company believes it has diminished potential risks in its import business by placing import programs with suppliers in several different countries. The Company continues to expand assembly operations in the Caribbean Basin to take greater advantage of incentives implicit in United States trade policy.

                   TRADEMARKS, LICENSES AND PATENTS

Trademarks
    Principal menswear trademarks owned by the Company are "Lanier Clothes" for men's suits and sportcoats; "Oxford Shirtings" for men's shirts; "Travelers Worstead" for mens suits; "Everset" and "Everpress" for men's slacks; and "928" for young men's suited separates.

    Principal womenswear trademarks owned by the Company are "RENNY" for women's sportswear; and "B.J. Design Concepts", "MBC", and "Koala Blue" for t-shirts and sweatshirts.

    The Company licenses its trademark "Merona" to the Target Stores and Mervyn's divisions of the Dayton Hudson Corporation.
The license agreement calls for these divisions to pay minimum royalties and additional royalties for sales above certain levels. The minimum royalties due in the future have been reduced by actual royalties paid in preceding years. If certain levels of royalty payments have been made and renewal options exercised, Target Stores will have the option to purchase the trademark in 1999.

    Although the Company is not dependent on any single trademark, it believes its trademarks in the aggregate are of significant value to its business. If an attractive opportunity were to present itself the Company would seriously consider the acquisition of significant brands and related businesses.

Licenses
    The Company also has the right to use trademarks under license and design agreements with the trademarks' owners. Principal menswear trademarks the Company has the right to use are "Polo by Ralph Lauren" for boys' shirts, suits, shorts, swimwear, sweat suits, woven and knitted sportswear, pants, sweaters, outerwear, jackets, denim jeans and caps; "Robert Stock" for men's suits, sportcoats, dress slacks; and "Oscar de la Renta" for men's suits, sportcoats, vests, and dress slacks. Additionally, the Company entered into several new license agreements during the fiscal year ended June 3, 1994. These new agreements allow the Company to use "Tommy Hilfiger" for men's dress shirts; "Savane" and "Process 2000" for men's and boys dress and sports shirts; and the Charles Schulz "Peanuts" characters for men's t-shirts and sweatshirts.

    Principal womenswear trademarks the Company has the right to use are "Done Art & Design" for women's sportswear; and Charles Schulz "Peanuts" characters for women's, junior and missy t-shirts, sweatshirts, shortsets, cover-ups, dresses and pants.
Additionally, in January 1994 the Company entered into a license and design agreement to use the trademark "Jump Start" characters for women's t-shirts and sweatshirts.

    The above mentioned license and design agreements will expire at various dates through 1999. Many of the Company's licensing agreements are eligible for renewal to extend the licenses through various dates from 1994 through 2006.

     Although the Company is not dependent on any single license and design agreement, it believes its license and design agreements in the aggregate are of significant value to its business. The Company has entered into several manufacturing licenses that permit the Company to use proprietary methods for producing wrinkle resistant apparel products.

Patents
    The Company owns several patents covering apparel manufacturing processes and devices, but competitive processes and devices are available to others, and these are not material to the Company's business.

            SEASONAL ASPECTS OF BUSINESS AND ORDER BACKLOG

Seasonal Aspects of Business
     The Company's business is generally divided among four retail selling seasons: Spring, Summer, Fall and Holiday. Seasonal factors can cause some variance in production and sales levels among fiscal quarters in any fiscal year, but the Company does not regard its overall business as highly seasonal.


Order Backlog
     A large portion of sales are booked in advance of each season, and it is therefore normal for the Company to maintain a significant order backlog. As of June 3, 1994 and May 28, 1993, the Company had booked orders amounting to approximately $156,733,000 and $129,869,000, respectively, substantially all of which were to be shipped within six months after each such date. These numbers represent only store orders for shipments on hand and do not include private-label contract balances. The Company does not believe that this backlog information is indicative of sales to be expected for the following year, because order backlog at the end of May primarily represents only Fall season business.

                            WORKING CAPITAL

     Working capital needs are affected primarily by inventory levels, outstanding receivables and trade payables. The Company had available for its use committed lines of credit with several lenders aggregating $20,000,000 at June 3, 1994. These lines of credit are used by the Company to cover fluctuations in working capital needs. The Company had $10,000,000 outstanding under these lines of credit at the end of the 1994 fiscal year, and $18,500,000 outstanding at the end of the 1993 fiscal year. In addition, at the end of fiscal 1994, the Company had $122,000,000 in uncommitted lines of credit of which $47,000,000 was reserved for the issuance of letters of credit. At June 3, 1994 $9,500,000 was outstanding under these lines of credit. At the end of fiscal 1993 the Company had $97,000,000 in uncommitted lines of credit of which $57,000,000 was reserved for the issuance of letters of credit. At May 28, 1993 there were no amounts outstanding under these uncommitted lines of credit. The total amount of letters of credit outstanding totaled approximately $36,000,000 at the end of fiscal 1994, and approximately $39,000,000 at the end of fiscal 1993. The Company had cash of $3,227,000 and $3,254,000 at the end of the 1994 and 1993 fiscal years. The Company anticipates continued use and availability of short-term borrowings as working capital needs may require.

     During fiscal 1988, the Company issued an 8.62% note due in annual installments through May 1996 which had an unpaid balance on June 3, 1994 of $7,500,000. The note requires the Company to maintain a tangible net worth of not less than $90,000,000 and contains various covenants including restrictions on the amount of retained earnings available for dividends and certain other payments.

    Inventory levels are affected by order backlog and anticipated sales. It is general practice in the apparel industry to offer payment terms of ten to 60 days from date of shipment, and the Company's policies are consistent with this general practice.

     The Company believes that its working capital requirements and financing resources are comparable with those of other major, financially sound apparel manufacturers.

                            MAJOR CUSTOMERS

     The Company's ten largest customers accounted for 69 percent and 64 percent of the Company's net sales in the 1994 and 1993 fiscal years. The increase percentage represents the Company's continuing focus on large financially stable retailers. JCPenney Company, Inc. accounted for 24 percent and 28 percent of net sales in the 1994 and 1993 fiscal years, respectively. Lands' End, Inc. accounted for 10 percent and 7 percent of net sales in the 1994 and 1993 fiscal years, respectively. The Company believes that its relationships with all of its major customers, including JCPenney Company, Inc., and Lands' End, Inc., are excellent.

                              COMPETITION

     The Company's products are sold in a highly competitive domestic market in which numerous domestic and foreign manufacturers compete. No single manufacturer or small group of manufacturers dominates the apparel industry. The Company believes it is a major apparel manufacturing and marketing company, but there are other apparel firms with greater sales and financial resources.

     Competition within the apparel industry is based upon styling, marketing, price, quality, customer service and, with respect to branded and designer product lines, consumer recognition and preference. The Company believes it competes effectively with other members of its industry with regard to all of these factors. Successful competition in styling and marketing is related to the Company's ability to foresee changes and trends in fashion and consumer preference and to present appealing product programs to its customers. Successful competition in price, quality and customer service is related to its ability to maintain efficiency in production, sourcing and distribution.

     Growth in apparel imports and direct importing by retailers present competitive risks to domestic apparel manufacturers. The United States has implemented restrictive quotas on the importation of many classifications of textiles and textile products from certain countries and has adopted restrictive regulations governing textile and apparel imports. The Multi-Fiber Arrangement (MFA), an international textile trade agreement to which the United States is a party and which permits broad import restraints, was temporarily extended and remains effective through December 1994. During December 1993, the United States and various other countries concluded negotiation of the Uruguay Round of the General Agreement on Tariffs and Trade. Under the Uruguay Round agreement, which is currently being considered for ratification by the U.S. Congress, quotas on textiles and textile products would be gradually removed. Reduced restrictions on the importation of textiles and textile products could increase competitive import pressure on the Company's domestic manufacturing operations, but could also positively affect its sourcing activities in some countries.

    During fiscal 1994, the North American Free Trade Agreement (NAFTA) was approved and implemented. Implementation of NAFTA has not significantly affected or benefited the Company. The Company has realized small duty savings under the agreement and it hopes to increase sales to Mexico and Canada as its domestic customers expand in the two countries.

                               EMPLOYEES

     As of July 1, 1994, the Company employed 9,331 persons, approximately 86% of whom were hourly and incentive paid production workers. The Company believes its employee relations are excellent.

Item 2.  Properties.
- --------------------

     At June 3, 1994 the Company operated a total of 32 production plants. Domestic plants, of which 20 plants are owned and five plants are leased, are located in Alabama, Georgia, Mississippi, North Carolina, South Carolina, Tennessee and Virginia. Foreign plants, of which two are owned and five are leased, are located in Mexico, Dominican Republic and Costa Rica. In the fiscal year ended June 3, 1994 the Company closed one domestic manufacturing facility. During the period after the end of the 1994 fiscal year through August 22, 1994, the closure of two domestic manufacturing facilities were announced.

     The Company also maintains separate warehousing and distribution facilities (in addition to space allocated for these purposes in or adjacent to manufacturing plants) in Arizona, California, Georgia, Mississippi and South Carolina.

     Certain of the manufacturing, warehousing and distribution facilities deemed owned by the Company are held pursuant to long-term capital leases or lease purchase agreements, some of which have been entered into by the Company in connection with industrial revenue bond financing arrangements. Under this type of financing, the facilities are subject to trust indentures or security agreements securing the interests of the bondholders. See Notes C and D in the Notes to Consolidated Financial Statements forming a part of the financial statements included under Item 8 of this Report.

     General offices are maintained in a facility owned by the Company in Atlanta. The Company leases sales, purchasing and administrative offices in Atlanta, Chicago, Downey (California), Hong Kong, Los Angeles, New York, Singapore, and in both Dallas and Plano, Texas.

     The Company owns substantially all of its machinery and equipment. Current facilities are adequately covered by insurance, generally well maintained and provide adequate production capacity for current and anticipated future operations. Additionally, the Company has recently approved plans to expand its distribution in Lyons Georgia. This expansion will include the installation of new equipment and a new computer system.

Item 3.  Legal Proceedings.
- ---------------------------

     Not applicable.


Item 4.  Submission of Matters to a Vote of Security Holders.
- -------------------------------------------------------------

     Not applicable.




Item 4A.  Executive Officers of the Registrant.
- -----------------------------------------------
        Name              Age             Office Held
- ---------------------    ---         -------------------------
J. Hicks Lanier           54         Chairman of the Board and
                                     President

Ben B. Blount Jr          55         Executive Vice President --
                                     Planning and Development

R. William Lee, Jr.       64         Executive Vice President --
                                     Finance and Administration

Knowlton J. O'Reilly      54         Group Vice President


      Messrs. J. Hicks Lanier, Ben B. Blount, Jr., R. William
Lee, Jr. and Knowlton J. O'Reilly are also directors of the Company. The Board of Directors of the Company elects executive officers annually.

     Mr. J. Hicks Lanier has served as President of the Company since 1977. In 1981 he was elected as Chairman of the Board.

     Mr. Ben B. Blount, Jr. has been Executive Vice President -- Planning and Development since 1986. Mr. Blount was President of Kayser Roth Apparel, an apparel manufacturer and marketer, from 1982 to 1986. Prior to 1982 he was Group Vice President of the Company.

     Mr. R. William Lee, Jr. was Vice President -- Finance and
Administration of the Company from 1977 to 1986. In 1986 he was elected to serve in his present position as Executive Vice
President -- Finance and Administration.

     Mr. Knowlton J. O'Reilly has served as Group Vice President of the Company since 1978.

                                PART II
                                -------

Item 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters
- ------------------------------------------------------------

     Incorporated by reference to the table presented under the heading "Common Stock Information" on page 23 of the Company's 1994 Annual Report to Stockholders (Exhibit 13 hereto). On August 22, 1994, there were 946 holders of record of the Company's common stock.


     During the 1988 fiscal year, the Company signed a $30,000,000, 8.62% note due in annual installments through May 1996. The remaining unpaid balance on June 3, 1994 was $7,500,000. The note, as amended, contains various financial covenants including a provision restricting dividends and similar payments after February 26, 1988, to a cumulative limit of $22,500,000 plus 75% (or minus 100% in the case of a loss) of earnings (or losses) after that date. Unrestricted retained earnings equalled $19,471,000 at the end of the 1994 fiscal year.


Item 6.  Selected Financial Data.
- ---------------------------------

     Incorporated by reference to page 12 of the Company's 1994
Annual Report to Stockholders (Exhibit 13 hereto).


Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.
- ----------------------------------------------------------

     Incorporated by reference to page 13 and 14 of the Company's
1994 Annual Report to Stockholders (Exhibit 13 hereto).


Item 8.  Financial Statements and Supplementary Data.
- -----------------------------------------------------

     Financial statements, including selected quarterly financial data, are incorporated by reference to pages 15 through 23 of the Company's 1994 Annual Report to Stockholders (Exhibit 13 hereto).


Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure.
- ---------------------------------------------------------

     Not applicable.

                               PART III
                               --------

Item 10.  Directors and Executive Officers of the Registrant.
- -------------------------------------------------------------

     Information required by this item covering directors of the Company is incorporated by reference to the information presented under the heading "Election of Directors - Directors and Nominees" in the Company's Proxy Statement dated August 26, 1994, which will be filed with the Securities and Exchange Commission not later than 120 day after June 3, 1994. Information required by this Item covering executive officers of the Company is set forth under Item 4A of this Report.

Item 11.  Executive Compensation.
- ---------------------------------

     Incorporated by reference to the information presented under the heading "Executive Compensation and Other Information" in the Company's Proxy Statement dated August 26, 1994, which will be filed with the Securities and Exchange Commission not later than 120 days after June 3, 1994.

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management.
- -------------------------------------------------------------

     Incorporated by reference to the information presented under the heading "Beneficial Ownership of Common Stock" in the Company's Proxy Statement dated August 26, 1994, which will be filed with the Securities and Exchange Commission not later than 120 days after June 3, 1994.

Item 13.  Certain Relationships and Related Transactions.
- ---------------------------------------------------------

     Incorporated by reference to the information presented under the heading "Executive Compensation and Other Information - Compensation Committee Interlocks and Insider Participation" in the Company's Proxy Statement dated August 26, 1994, which will be filed with the Securities and Exchange Commission not later than 120 days after June 3, 1994.

                                PART IV
                              -------

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K.
- -----------------------------------------------------------------

(a) 1.  Financial Statements
        --------------------

     Included on pages 15 through 23 of the 1994 Annual Report to Stockholders (Exhibit 13 hereto) and incorporated by reference in this Form 10-K:

            Report of Independent Public Accountants.

            Consolidated Balance Sheets at June 3, 1994 and
            May 28, 1993

            Consolidated Statements of Earnings for years ended
            June 3, 1994, May 28, 1993 and May 29, 1992.

            Consolidated Statements of Stockholders' Equity for years ended June 3, 1994, May 28, 1993 and May 29,
            1992.

            Consolidated Statements of Cash Flows for years ended
            June 3, 1994, May 28, 1993 and May 29, 1992.

            Notes to Consolidated Financial Statements for years ended June 3, 1994, May 28, 1993 and May 29, 1992.

     2.  Financial Statement Schedules
         -----------------------------

         Included herein:

            Report of Independent Public Accountants on
            Financial Statement Schedules.

            Schedule VIII - Valuation and Qualifying Accounts.

            Schedule IX - Short-term Borrowings.

            Schedule X - Supplementary Income Statement
            Information.

     3.   Exhibits
          --------

3(a) Articles of Incorporation of the Company. Incorporated by reference to Exhibit 3(a) to the Company's Form 10-Q for the fiscal quarter ended August 28, 1992.

3(b)  Bylaws of the Company.

4(a)  Note Agreement between the Company and The Prudential
      Insurance Company of America dated May 26, 1988 covering the Company's 8.62% promissory note due May 24, 1996.
      Incorporated by reference to Exhibit 4(a) to the Company's
      Form 10-K for the fiscal year ended May 28, 1993.

4(b) Amendment dated October 27, 1989 to Note Agreement between the Company and The Prudential Insurance Company of America dated May 26, 1988 covering the Company's 8.62% promissory note due May 24, 1996. Incorporated by reference to Exhibit 4(b) to the Company's Form 10-K for the fiscal year ended May 28, 1993.

4(c) Amendment dated May 3, 1990 to Note Agreement between the Company and The Prudential Insurance Company of America dated May 26, 1988 covering the Company's 8.62% promissory note due May 24, 1996. Incorporated by reference to Exhibit 4(c) to the Company's Form 10-K for the fiscal year ended May 28, 1993.

4(d) Amendment dated July 19, 1990 to Note Agreement between the Company and The Prudential Insurance Company of America dated May 26, 1988 covering the Company's 8.62% promissory note due May 24, 1996. Incorporated by reference to Exhibit 4(d) to the Company's Form 10-K for the fiscal year ended May 28, 1993.

10(a) Split-Dollar Life Insurance Agreement. Incorporated by reference to Exhibit 10(a) to the Company's Form 10-K for the fiscal year ended May 29, 1992.

10(b) Group Life Insurance Plan, effective January 1, 1993.
      Incorporated by reference to Exhibit 10(b) to the Company's
      Form 10-K for the fiscal year ended May 28, 1993.


10(c) 1984 Stock Option Plan.  Incorporated by reference to
      Exhibit 28 to the Company's Form 8-K filed January 17, 1991.

10(d) Long Range Incentive Plan, as amended through July 31, 1992.
      Incorporated by reference to Exhibit 10(d) to the Company's
      Form 10-K for the fiscal year ended May 28, 1993.

10(e) Summary of Executive Medical Reimbursement Plan.

10(f) Management Incentive Bonus Program, as amended through June
      1, 1991. Incorporated by reference to Exhibit 10 to the Company's Form 10-K for the fiscal year ended May 31, 1991.

10(g) Executive Officers' Long Range Incentive Plan. Incorporated by reference to Exhibit 10(g) to the Company's Form 10-K for the fiscal year ended May 28, 1993.

10(h) 1992 Stock Option Plan.  Incorporated by reference to
      Exhibit A, "1992 Stock Option Plan", to the Company's Proxy
      Statement dated August 28, 1992. The 1992 Stock Option Plan was approved on October 5, 1992 by the Company's shareholders.

11    Statement re computation of per share earnings.

13 1994 Annual Report to Stockholders (furnished for the information of the Commission and not deemed "filed" or part of this Form 10-K except for those portions expressly incorporated herein by reference).

24    Consent of Arthur Andersen & Co.

25    Powers of Attorney.

      The Company agrees to file upon request of the Securities and Exchange Commission a copy of all agreements evidencing long-term debt of the Company and its subsidiaries omitted from this report pursuant to Item 601(b)(4)(iii) of Regulation S-K.

      Shareholders may obtain copies of Exhibits without charge upon written request to the Corporate Secretary, Oxford
      Industries, Inc., 222 Piedmont Avenue, N.E., Atlanta,
      Georgia 30308.

(b) No reports on Form 8-K were filed during the last quarter of the period covered by this report.


                              SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  Oxford Industries, Inc.

                                         /s/J. Hicks Lanier
                                         ------------------
                                         Chairman and President


Date:   August 31, 1994
        ---------------
        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.

      Signature               Capacity                     Date
- --------------------------   -----------------           ---------

/s/J. Hicks Lanier           Chairman and                 08/31/94
- --------------------------   President, Chief             --------
J. Hicks Lanier              Executive Officer
                             and Director


/s/R. William Lee, Jr.       Executive                    08/31/94
- --------------------------   Vice President,              --------
R. William Lee, Jr.          Chief Financial
                             Officer and
                             Director


/s/Debra A. Pauli            Controller and               08/31/94
- --------------------------   Chief Accounting             --------
Debra A. Pauli               Officer


/s/David K. Ginn             Director                      08/31/94
- --------------------------                                --------
Ben B. Blount, Jr.*


/s/David K. Ginn             Director                     08/31/94
- --------------------------                                --------
Cecil D. Conlee*


/s/David K. Ginn             Director                     08/31/94
- --------------------------                                --------
John B. Ellis*

*by power of attorney

/s/David K. Ginn             Director                     08/31/94
- --------------------------                                --------
Thomas Gallagher*


/s/David K. Ginn              Director                    08/31/94
- --------------------------                                --------
Bradley Hale*


/s/David K. Ginn              Director                    08/31/94
- --------------------------                                --------
Clifford M. Kirtland, Jr.*


/s/David K. Ginn              Director                    08/31/94
- --------------------------                                --------
J. Reese Lanier*


/s/David K. Ginn             Director                     08/31/94
- --------------------------                                --------
Knowlton J. O'Reilly*


/s/David K. Ginn             Director                      08/31/94
- --------------------------                                --------
Robert E. Shaw*


/s/David K. Ginn             Director                     08/31/94
- --------------------------                                --------
Robert Strickland*


*by power of attorney

               REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                   ON FINANCIAL STATEMENT SCHEDULES



To Oxford Industries, Inc.:


     We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in Oxford Industries, Inc.'s 1994 Annual Report to Stockholders incorporated by reference in this Form 10-K, and have issued our report thereon, dated July 15, 1994. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in Item 14(a)2 are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




                             ARTHUR ANDERSEN & CO.


Atlanta, Georgia
July 15, 1994

                     OXFORD INDUSTRIES, INC. AND SUBSIDIARIES
                     ----------------------------------------
                SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
                -------------------------------------------------

   Column A              Column B        Column C           Column D    Column E
- ----------------------                 ---------- --------------------  ----------     --------
                                                Additions               Deductions
                                       ---------------------            ----------
                         Balance at    Charged                          Balance
                         Beginning       to                             at End
    Description          of Period     Income   Recoveries  Write-Offs  of Period
- ----------------------   ---------- ----------  ----------  ----------  ----------

Reserves for losses
from accounts receivable:

Year ended May 29, 1992  $1,871,000  $833,000     $73,000   $885,000    $1,892,000
                         ==========  ==========   ========  ==========  ==========

Year ended May 28, 1993  $1,892,000  $85,000      $204,000  $188,000    $1,993,000
                         ==========  ==========   ========  ==========  ==========

Year ended June 3, 1994  $1,993,000  $1,793,000   $73,000   $1,559,000  $2,300,000
                         ==========  ==========   ========  ==========  ==========




                     OXFORD INDUSTRIES, INC. AND SUBSIDIARIES
                     ----------------------------------------
                       SCHEDULE IX - SHORT-TERM BORROWINGS
                       -----------------------------------

     Column A      Column B Column C    Column D      Column E   Column F
- ---------------- ---------- ---------- ------------ ------------- -------------
                             Average      Maximum      Average     Weighted
Category of                 Interest       Amount       Amount     Average
Aggregate        Balance     Rate at    Outstanding  Outstanding   Interest
Short-Term       at End of   End of     During the    During the  Rate During
Borrowings        Period     Period     Period        Period     the period(A)
- --------------- ----------- ---------- ------------ ------------- --------------

May 29, 1992:
  Notes payable -
    banks            (NA)      (NA)           (B)      $51,000         4.4%

May 28, 1993:
  Notes payable -
    banks         $18,500,000   3.2%   $28,500,000  $13,510,000        3.3%

June 3, 1994:
   Notes payable -
     banks        $19,500,000   4.5%   $50,000,000  $28,570,000        3.5%

- -------------------
<F1>
(A)           The weighted average rate was computed by dividing related interest expense by average short-term borrowings outstanding, calculated on a daily basis.
<F2>
(B)           No short-term borrowings outstanding at end of period, or at the end of any month during the year.
<F3>
(NA)          No short-term borrowings outstanding at end of period.




                 OXFORD INDUSTRIES, INC. AND SUBSIDIARIES
                 ----------------------------------------
          SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION
          -------------------------------------------------------

            Column A                           Column B
            --------                      ----------------
                                          Charged to costs
              Item                           and expenses
            --------                      ----------------

Year ended May 29, 1992:
  Maintenance and repairs                     $5,494,000
  Depreciation and amortization of
    intangible assets, pre-operating costs
    and similar deferrals                          *
Taxes, other than income and payroll               *
  Advertising                                      *
  Royalties                                        *

Year ended May 28, 1993:
  Maintenance and repairs                     $5,794,000
  Depreciation and amortization of
    intangible assets, pre-operating costs
    and similar deferrals                          *
Taxes, other than income and payroll               *
  Advertising                                      *
  Royalties                                        *

Year ended June 3, 1994:
  Maintenance and repairs                          *
  Depreciation and amortization of
    intangible assets, pre-operating costs
    and similar deferrals                          *
Taxes, other than income and payroll               *
  Advertising                                      *
  Royalties                                        *



- -------------------

*Total of expense category was less than 1% of net sales or can be ascertained from the Company's financial statements.