Form 10-Q
period 1994-09-02
OXFORD INDUSTRIES INC
filed 1994-10-17
CIK 75288

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549
                                 FORM 10-Q

       [ X ]  Quarterly Report Pursuant To Section 13 or 15(d) of
                 The Securities Exchange Act of 1934

             For the quarterly period ended September 2, 1994
                                          ---------------
                                  OR
       [   ]  Transition Report Pursuant To Section 13 or 15(d) of
                 The Securities Exchange Act of 1934

For the transition period from                 to
                               ----------------  ----------------
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
Yes   X     No
    -----      -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                   Number of shares outstanding
    Title of each class                as of October 7, 1994
- ---------------------------        ----------------------------
Common Stock, $1 par value                   8,670,211

                     PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements.
- ------------------------------
                             OXFORD INDUSTRIES, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS
              QUARTERS ENDED SEPTEMBER 2, 1994 AND AUGUST 27, 1993
                                   (UNAUDITED)

                                                  Quarter Ended
                                          ----------------------------
$ in thousands except per                 September 2,      August 27,
  share amounts                               1994            1993
- -------------------------                   ----------      ----------

Net Sales                                     $165,304        $148,711
                                              --------        --------
Costs and Expenses:
     Cost of goods sold                        133,432         119,374
     Selling, general
       and administrative                       23,048          22,113
     Interest                                      664             532
                                              --------        --------
                                               157,144         142,019
                                              --------        --------
Earnings Before Income Taxes                     8,160           6,692
Income Taxes                                     3,304           2,710
                                              --------        --------
Net Earnings                                  $  4,856        $  3,982
                                              ========        ========

Net Earnings Per Common Share                     $.56            $.46
                                              ========        ========
Average Number of Shares
  Outstanding                                8,645,562       8,603,332
                                             =========       =========

Dividends Per Share                              $0.18          $0.165
                                                ======          ======

- -------------------------
See notes to consolidated financial statements.

                             OXFORD INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS
               SEPTEMBER 2, 1994, JUNE 3, 1994 AND AUGUST 27, 1993
                       (UNAUDITED EXCEPT FOR JUNE 3, 1994)

                                 September 2,      June 3,   August 27,
$ in thousands                        1994          1994       1993
- --------------                    ------------     --------  -----------
Assets
- ------
Current Assets:
  Cash                               $   2,275    $   3,227     $  1,830
  Receivables                          109,036       75,165       92,232
  Inventories:
    Finished goods                      65,704       59,783       63,404
    Work in process                     29,001       22,549       22,283
    Fabric, trim & supplies             32,148       32,133       26,205
                                      --------     --------     --------
                                       126,853      114,465      111,892
  Prepaid expenses                      11,557       12,402       10,246
                                      --------     --------     --------
  Total Current Assets                 249,721      205,259      216,200
Property, Plant and Equipment           33,754       33,217       31,735
Other Assets                             1,346        1,471        1,485
                                      --------     --------     --------
                                      $284,821     $239,947     $249,420
                                      ========     ========     ========
Liabilities and Stockholders' Equity
- ------------------------------------
Current Liabilities:
  Notes payable                       $ 65,500     $ 19,500     $ 50,000
  Trade accounts payable                39,699       45,023       33,700
  Accrued compensation                   9,516       11,687        8,144
  Other accrued expenses                14,119       12,977       12,431
  Dividends payable                      1,557        1,555        1,415
  Income taxes                           2,311           -         1,757
  Current maturities of
    long-term debt                       4,932        5,352        4,864
                                      --------     --------     --------
    Total Current Liabilities          137,634       96,094      112,311

Long-Term Debt,
  less current maturities               12,189       12,388       17,532

Deferred Income Taxes                    3,724        3,730        3,440

Stockholders' Equity:
  Common stock                           8,650        8,638        8,578
  Additional paid-in capital             6,401        6,153        5,240
  Retained earnings                    116,223      112,944      102,319
                                      --------     --------     --------
Total Stockholders' Equity             131,274      127,735      116,137
                                      --------     --------     --------
Total Liabilities and Stockholders'
  Equity                              $284,821     $239,947     $249,420
                                      ========     ========     ========
- -------------------
See notes to consolidated financial statements.

                             OXFORD INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               QUARTERS ENDED SEPTEMBER 2, 1994 AND AUGUST 27, 1993
                                   (UNAUDITED)
                                                       Quarter Ended
                                               -----------------------------
                                               September 2,        August 27,
$ in thousands                                    1994              1993
- --------------                                 ------------      ------------
Cash Flows from Operating Activities:
- -------------------------------------
  Net earnings                                      $ 4,856          $  3,982
  Adjustments to reconcile net earnings to
  net cash provided by (used in) operating activities:
     Depreciation and amortization                    1,790             1,600
     (Gain) on sale of property, plant
       and equipment                                    (26)              (18)
  Changes in working capital:
     Receivables                                    (33,871)          (24,139)
     Inventories                                    (12,388)           (9,299)
     Prepaid expenses                                   845             1,452
     Trade accounts payable                          (5,324)             (929)
     Accrued expenses and other current liabilities  (1,027)           (1,801)
     Income taxes payable                             2,311             1,757
  Deferred income taxes                                  (6)              136
 Other noncurrent assets                                125                68
       Net cash flows (used in)                     --------          --------
         operating activities                       (42,715)          (27,191)

Cash Flows from Investing Activities:
- -------------------------------------
  Purchase of property, plant and equipment          (2,344)           (2,310)
  Proceeds from sale of property, plant and
     and equipment                                       45                30
                                                    --------          --------
        Net cash (used in) investing activities      (2,299)           (2,280)

Cash Flows from Financing Activities:
- -------------------------------------
  Short-term borrowings                              46,000            31,500
  Payments on long-term debt                           (619)             (257)
  Proceeds from exercise of stock options               238               123
  Purchase and retirement of common stock                -             (1,886)
  Dividends on common stock                          (1,557)           (1,433)
                                                    --------          --------
     Net cash provided by financing activities       44,062            28,047

Net Change in Cash and Cash Equivalents                (952)           (1,424)
Cash and Cash Equivalents at Beginning of Period      3,277             3,254
                                                   --------          --------
Cash and Cash Equivalents at End of Period         $  2,275          $  1,830
                                                   ========          ========

Supplemental Disclosure of Cash Flow Information
- ------------------------------------------------
     Cash paid (received) for:
        Interest, net                              $    420          $    461
        Income taxes                                    316              (618)

See notes to consolidated financial statements.

                             OXFORD INDUSTRIES, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               QUARTERS ENDED SEPTEMBER 2, 1994 AND AUGUST 27, 1993
                                   (UNAUDITED)

1. The foregoing unaudited consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods. All such adjustments are of a normal recurring nature. The results for interim periods are not necessarily indicative of results to be expected for the year.

2. The financial information presented herein should be read in conjunction with the consolidated financial statements included in the Registrant's Annual Report on Form 10-K for the fiscal year ended June 3, 1994.

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

Item 2.  Management's Discussion and Analysis of Financial
- ----------------------------------------------------------
Condition and Results of Operations.
- ------------------------------------

                           Results of Operations
                           ---------------------

NET SALES
     Net sales for the first quarter of the 1995 fiscal year, which ended September 2, 1994, increased by 11.2% from net sales for the first quarter of the previous year. The sales increase was broad based and included almost all divisions of the Company. The Company's Oxford Slacks division experienced heavy initial shipments of its Everpress wrinkle-resistant 100% cotton slacks. The Company's Oxford Shirtings division increased volume with its initial shipments of the new Tommy Hilfiger dress shirt line. The Company's Oxford Shirtings division experienced delays in the initial shipments of the Savane and other wrinkle-resistant shirt lines due to the unexpected complexity of the start-up for this product category. The Company considers the resolution of the difficulties associated with this new product category a top priority.

COST OF GOODS SOLD
     Cost of goods sold as a percentage of net sales was 80.7% in the first quarter of the current year as compared to 80.3% in the first quarter of the prior year. During the first quarter of the current year, the sale of a domestic manufacturing facility was announced and the impending closing of two additional domestic manufacturing facilities was announced. A provision of $1,000,000 is included in the current year's first quarter operations to provide for these facility closings.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
     Selling, general and administrative expenses increased by 4.2% to $23,048,000 in the first quarter of fiscal 1995 from $22,113,000 in the same period of fiscal 1994. Combined with the increase in net sales, the percentage of selling, general and administrative expenses to net sales declined to 13.9% in the first quarter of fiscal 1995 from 14.9% in fiscal 1994.
     In early August, 1993, one of the Company's retail catalog customers, New Hampton, Inc., filed for bankruptcy. A provision of $1,000,000 for bad debts was included in the first quarter operations of fiscal 1994 to provide for this bankruptcy.



INTEREST EXPENSE
     Net interest expense as a percentage of net sales was 0.4% in the first quarter of both fiscal 1995 and 1994. Average short-term borrowings and the weighted average interest rate increased over the prior year.

INCOME TAXES
     The Company's effective tax rate was 40.5% for the first quarters of both fiscal 1995 and fiscal 1994.

FUTURE OPERATING RESULTS
     The Company expects sales gains in the second fiscal quarter to be in the single digit range. Earnings gains should continue to outpace sales gains.
     After the end of the first quarter of the current fiscal year, the Company announced that it had formed a venture with Tommy Hilfiger Licensing, Inc. giving the Company exclusive distribution for golf apparel. This new business, known as Tommy Hilfiger Golf, will be designed and manufactured by Tommy Hilfiger and distributed
by a newly formed division within the Company.   The collection
will premiere in May, 1995 and be available within a limited tier of distribution which includes resort and pro shops in the U.S.A., Bermuda and the U.S. Virgin Islands by October, 1995.
   The Company has been the exclusive licensee of Jhane Barnes men's sportswear in the United States over the past twelve years. Effective with the Fall 1995 season, the Company and Jhane Barnes have mutually agreed to terminate that relationship. In recent years sales volume with Jhane Barnes has been approximately $12,000,000 annually. The Company will continue to ship Jhane Barnes sportswear through May 1995 or the conclusion of Spring 1995.

                      Liquidity and Capital Resources
                     --------------------------------
OPERATING ACTIVITIES
     During the first quarter of the current year, operating activities used $42,715,000 as compared to $27,191,000 used in the first quarter of the prior year. The primary factors contributing to this increase were increased net earnings offset by increased receivables and inventories and reduced trade payables. The increased receivables reflect the increase in sales over the last two months in the same period of the prior year. The increase in inventory is primarily to support the increased sales volume and seasonal fluctuations. The decrease in trade payables is due to seasonal fluctuation.

INVESTING ACTIVITIES
     Investing activities used $2,299,000 in the first quarter of the current year and $2,280,000 in the same period of the prior year. Purchases consisted primarily of replacement of worn or obsolete machinery and equipment.

FINANCING ACTIVITIES
     Financing activities generated $44,062,000 in the first quarter of the current year and $28,047,000 in the prior year. The primary differences were increased short-term borrowings in the current year and the purchase and retirement of 125,700 shares of the Company's common stock in the first quarter of the prior year.
     The Company has not purchased or retired any of its common stock in the first quarter of the current year, or in the period after the end of the first quarter of the current year. Due to the exercise of employee stock options, a net of 13,650 shares of the Company's common stock have been issued during the three months ended September 2, 1994, and 19,820 shares have been issued since the end of the first quarter.

     On October 3, 1994, the Company's Board of Directors declared a cash dividend of $.18 per share, payable December 3, 1994 to shareholders of record on November 14, 1994.

WORKING CAPITAL
     Working capital increased from $103,889,000 at the end of the first quarter of the previous year to $109,165,000 at the end of the 1994 fiscal year, and increased to $112,087,000 at the end of the first quarter of the current year. The ratio of current assets to current liabilities was 1.9 at the end of the first quarter of the previous year, 2.1 at the end of the previous fiscal year and
1.8 at the end of the first quarter of the current year. The major differences relate to changes in receivables, inventories, trade payables and short-term borrowings as discussed above.

FUTURE LIQUIDITY AND CAPITAL RESOURCES
     The Company believes it has the ability to generate cash to meet its foreseeable needs. The sources of funds primarily include funds provided by operations and short-term borrowings. The uses of funds primarily include working capital requirements, capital expenditures, dividends and repayment of long-term debt. The Company regularly utilizes committed bank lines of credit and other uncommitted bank resources to meet working capital requirements.
On September 2, 1994, the Company has available for its use lines of credit with several lenders aggregating $20,000,000 at September 2, 1994. The Company has agreed to pay commitment fees for these available lines of credit. At September 2, 1994 $20,000,000 was in use under these lines. In addition, the Company has $122,000,000 in uncommitted lines of credit, of which $47,000,000 is reserved exclusively for letters of credit. The Company pays no commitment fees for these available lines of credit. At September 2, 1994, $45,500,000 was in use under these lines of credit. Maximum short-term borrowings from all sources during the first quarter were $65,500,000. The Company anticipates continued use and availability of both committed and uncommitted short-term borrowing resources as working capital needs may require.

    The Company will consider possible acquisitions of apparel-related businesses that are compatible with its long-term strategies. There are no present plans to borrow additional long-term funds, sell securities, or enter into off-balance sheet financing arrangements.

                        PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.
- ------------------------------------------

(a) Exhibits.
    ---------
 11       Statement re computation of per share
          earnings.



(b) Reports on Form 8-K.
    --------------------
          The Registrant did not file any reports on Form 8-K during the quarter ended September 2, 1994.

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


                                OXFORD INDUSTRIES, INC.
                                -----------------------
                                     (Registrant)







                                /s/R. William Lee, Jr.
                                --------------------------
Date: October 17, 1994          R. William Lee, Jr.
      ---------------           Executive Vice President








                                /s/Debra A. Pauli
                                --------------------------
Date: October 17, 1994          Debra A. Pauli
      ---------------           Controller
                                (Chief Accounting Officer)