Form 10-Q
period 1994-12-02
OXFORD INDUSTRIES INC
filed 1995-01-17
CIK 75288

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q

       [ X ]  Quarterly Report Pursuant To Section 13 or 15(d) of
                 The Securities Exchange Act of 1934

For the quarterly period ended December 2, 1994
                               ----------------
                                  OR
       [   ]  Transition Report Pursuant To Section 13 or 15(d) of
                 The Securities Exchange Act of 1934

For the transition period from                 to
                              ----------------   -----------------
Commission File Number 1-4365


                            OXFORD INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

            Georgia                           58-0831862
 -----------------------------            ----------------
(State or other jurisdiction of           (I.R.S. Employer
incorporation or organization)         Identification Number)

               222 Piedmont Avenue, N.E., Atlanta, Georgia  30308
               --------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                           (404) 659-2424
                           --------------
             (Registrant's telephone number, including area code)

                                 Not Applicable
                                 --------------
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X     No
   -------    -------
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                   Number of shares outstanding
    Title of each class                as of January 6, 1995
- --------------------------         ----------------------------
Common Stock, $1 par value                   8,673,818

                          PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.
- ------------------------------

                             OXFORD INDUSTRIES, INC.
                        CONSOLIDATED STATEMENT OF EARNINGS
       SIX MONTHS AND QUARTERS ENDED DECEMBER 2, 1994 AND NOVEMBER 26, 1993

                          Six Months Ended                  Quarter Ended
                      -------------------------  ----------------------------
$ in thousands except December 2,   November 26,  December 2,    November 26,
  per share amounts     1994           1993           1994          1993
- --------------------- -----------   ------------  ------------   ------------
Net Sales                $357,471       $327,448       $192,167      $178,737

Costs and Expenses:
    Cost of Goods Sold    288,490        263,045        155,058       143,671
    Selling, General and
      Administrative       48,918         46,685         25,870        24,572
    Interest                1,705          1,229          1,041           697
                           ------         ------         ------        ------
Total Costs and Expenses  339,113        310,959        181,969       168,940
                          -------        -------        -------       -------
Earnings Before
    Income Taxes           18,358         16,489         10,198         9,797

Income Taxes                7,435          6,678          4,131         3,968
                           ------         ------          -----         -----
Net Earnings              $10,923         $9,811         $6,067        $5,829
                          =======         ======         ======        ======
Net Earnings
    Per Common Share        $1.26          $1.14          $0.70         $0.68
                            =====          =====          =====         =====
Average Number of Shares
    Outstanding         8,655,613      8,592,722      8,665,610     8,581,949
                        =========      =========      =========     =========
Dividends Per Share        $0.360         $0.330         $0.180        $0.165
                           ======         ======         ======        ======

See notes to consolidated financial statements.

                             OXFORD INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS
               DECEMBER 2, 1994, JUNE 3, 1994 AND NOVEMBER 26, 1993
                       (UNAUDITED EXCEPT FOR JUNE 3, 1994)

                            December 2,       June 3,    November 26,
$ in thousands                  1994            1994          1993
- --------------              -----------------------------------------
Assets

Current Assets:
    Cash                       $  5,278      $  3,227       $   5,295
    Receivables                 107,226        75,165          91,724
    Inventories:
      Finished Goods             57,308        59,783          51,399
      Work in Process            28,003        22,549          19,783
      Fabric, Trim & Supplies    31,405        32,133          24,494
                                 ------        ------          ------
                                116,716       114,465          95,676
    Prepaid expenses             10,627        12,402          11,871
                                -------       -------         -------
      Total Current Assets      239,847       205,259         204,566
Property, Plant & Equipment      33,212        33,217          31,618
Other Assets                      1,375         1,471           1,614
                               --------      --------        --------
                               $274,434      $239,947        $237,798
                               ========      ========        ========

 Liabilities and Stockholders' Equity
- -------------------------------------
Current Liabilities:
    Notes Payable              $ 46,500      $ 19,500        $ 28,000
    Trade Accounts Payable       44,586        45,023          31,781
    Accrued Compensation         10,137        11,687          11,810
    Other Accrued Expenses       14,796        12,977          15,811
    Dividends Payable             1,561         1,555           1,417
    Income Taxes                    793            -            2,429
    Current maturities of
      long-term debt              4,855         5,352           4,864
                                -------        ------          ------
 Total Current Liabilities      123,228        96,094          96,112
                                =======        ======          ======
Long-Term Debt,
    less current maturities      11,185        12,388          17,341

Deferred Income  Taxes            3,878         3,730           3,620

Stockholders' Equity:
    Common Stock                  8,672         8,638           8,586
    Additional paid-in capital    6,746         6,153           5,408
    Retained Earnings           120,725       112,944         106,731
                                -------       -------         -------
Total Stockholders' Equity      136,143       127,735         120,725
                                -------      --------        --------
                               $274,434      $239,947        $237,798
                               ========      ========        ========
See notes to consolidated financial statements.

                             OXFORD INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             SIX MONTHS ENDED DECEMBER 2, 1994 AND NOVEMBER 26, 1993
                                   (UNAUDITED)
                                                       Six Months Ended
                                                       ----------------
                                                    December 2,  November 26,
$ in thousands                                       1994           1993
- --------------                                      -------------------------
Cash Flows From Operating Activities
- ------------------------------------
   Net earnings                                    $ 10,923          $  9,811
   Adjustments to reconcile net earnings to
   net cash provided by operating activities:
    Depreciation and amortization                     3,683             3,309
    Gain on sale of property, plant and equipment      (177)              (37)
   Changes in working capital:
    Receivables                                     (32,061)          (23,631)
    Inventories                                      (2,251)            6,917
    Prepaid expenses                                  1,775              (173)
    Trade accounts payable                             (437)           (2,848)
    Accrued expenses and other current liabilities      275             5,247
    Income taxes payable                                793             2,429
   Deferred income taxes                                148               316
   Other noncurrent assets                               96               (70)
    Net cash flows provided by (used in)            --------           -------
      operating activities                          (17,233)            1,270

Cash Flows From Investing Activities
- ------------------------------------
  Purchase of property, plant and equipment          (4,161)           (3,931)
  Proceeds from sale of property, plant and
    and equipment                                       659                87
                                                     ------            -------
     Net cash used in investing activities           (3,502)           (3,844)

Cash Flows From Financing Activities
- ------------------------------------
  Short-term borrowings                              27,000             9,500
  Payments on long-term debt                         (1,700)             (447)
  Proceeds from exercise of stock options               598               298
  Purchase and retirement of common stock                 0            (1,886)
  Dividends on common stock                          (3,112)           (2,850)
                                                     -------           -------
     Net cash provided by financing activities       22,786             4,615

Net change in Cash and Cash Equivalents               2,051             2,041
Cash and Cash equivalents at Beginning of Period      3,227             3,254
                                                   --------          ---------
Cash and Cash Equivalents at End of Period         $  5,278          $  5,295
                                                   ========          =========
Supplemental Disclosure of Cash Flow Information
- ------------------------------------------------
     Cash paid for:
        Interest                                   $  1,676          $  1,135
        Income taxes                                  5,710             4,336

See notes to consolidated financial statements.

                            OXFORD INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                SIX MONTHS AND QUARTERS ENDED DECEMBER 2, 1994
                             AND NOVEMBER 26, 1993
                                  (UNAUDITED)

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

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.


                             Results of Operations

NET SALES

     Net sales for the second quarter of the 1995 fiscal year, which ended December 2, 1994, increased by 7.5% from net sales for the second quarter of the previous year. Net sales for the first six months of the current year increased by 9.2% from net sales for the comparable period of the prior year. This increase resulted in record sales for both the second quarter and the first half. The Oxford Slacks division contributed with heavy shipments of its Everpress wrinkle-resistant 100% cotton slacks.
The Lanier Clothes division also contributed significantly to the second quarter sales gain. Our women's sportswear group also experienced a strong percentage net sales increase from net sales for the comparable period of the prior year. The Oxford Shirting division contributed with continued shipments of its Tommy Hilfiger dress shirt line, Savane and other wrinkle-resistant shirt lines. Although the division had an increase in sales, sales could have been greater had the division been able to ship all of its orders. The Company expects these difficulties to continue into the third quarter. The division has experienced extremely rapid sales growth over the past few years. Along with the expanded production requirements, the division continued pursuing its goal of obtaining more cost effective sources of production. In addition, the division experienced increased costs and capacity requirements due to the introduction of the wrinkle-resistant product lines. During the past quarter several new foreign contractors were unable to deliver acceptable goods on time. The division is working to correct the sourcing difficulties. However, it will take time for the production problems to clear. The Tommy Hilfiger dress shirt line was not impacted by these problems.

COST OF GOODS SOLD

     Cost of goods sold as a percentage of net sales was 80.7% for the second quarter of the current year and 80.4% for the second quarter of the previous year. For the first six months of the current year, cost of goods sold as a percentage of net sales was 80.7% compared to 80.3% for the same period in the previous year. The Company's cost of goods sold was negatively affected in each period of the current year by increased cost related to utilizing new manufacturing resources and the continuing costs of expanding capacity to meet the growing demands for wrinkle-resistant products.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses increased by 5.3% to $25,870,000 in the second quarter of fiscal 1995 from $24,572,000 in the same period of fiscal 1994. Selling, general and administrative expenses increased by 4.8% to $48,918,000 in the first half of fiscal 1995 from $46,685,000 in the same period of fiscal 1994. A very significant portion of the increase in these expenses are related to the start up of Savane wrinkle-resistant shirts and Tommy Hilfiger dress and golf shirts. As a percentage of net sales, selling, general and administrative expenses declined to 13.5% for the second quarter of fiscal 1995 from 13.7% for the second quarter of the prior year, and to 13.7% for the first six months of fiscal 1995 from 14.3% for the first six months of the previous year.

INTEREST EXPENSE

     Net interest expense as a percentage of net sales increased to 0.5% in each of the second quarter and the first half of fiscal 1995 from 0.4% for the second quarter and the first half of fiscal 1994. Average short-term borrowings and the weighted average interest rate increased over the prior year.

INCOME TAXES

     The Company's effective income tax rate was 40.5% in both fiscal 1995 and fiscal 1994 for both the second quarter and the first half.


FUTURE OPERATING RESULTS

     The Company expects the first half sales momentum to continue through the second half. Last year's second half earnings of $1.09 per share included an earnings credit of $.18 per share from LIFO inventory accounting which the Company does not expect to repeat this year. As a result, in spite of expected increases in sales, the Company expects second half earnings to be relatively flat when compared to last year's second half.

                        Liquidity and Capital Resources

OPERATING ACTIVITIES

     Operating activities used $17,233,000 during the first six months of the current year and provided $1,270,000 in the first six months of the prior year. The primary factors contributing to this increased use of cash were increased receivables and increased inventory. The increased receivables represent increased sales in the last two months of the quarter. Inventory levels have increased to support anticipated sales.

INVESTING ACTIVITIES

     Investing activities used $3,502,000 in the first six months of the current year and $3,844,000 in the same period of the prior year.
Purchases consisted primarily of modernizing machinery and equipment, and initial expenditures for renovating and expanding a distribution facility.

FINANCING ACTIVITIES

     Financing activities generated $22,786,000 in the first six months of the current year and $4,615,000 in the first six months of the prior year. The primary factors contributing to this increase were increased short-term borrowings in the current year to support the increased receivables and inventory.

     The Company has not purchased any of its common stock in the first half of the current year, or in the period after the end of the first half of the current year. Due to the exercise of employee stock options, a net of 34,770 shares of the Company's common stock have been issued during the six months ended December 2, 1994, and 3,200 shares have been issued since December 2, 1994 through January 6, 1995.

    On January 9, 1995, the Company's Board of Directors declared a cash dividend of $.20 per share, payable March 4, 1995, to shareholders of record on February 15, 1995. This is an increase of $.02 per share, or 11% per share from prior quarterly dividends.

WORKING CAPITAL

     Working capital increased from $108,454,000 at the end of the second quarter of the previous year to $109,165,000 at the end of the 1994 fiscal year, and increased to $116,619,000 at the end of the second quarter of the current year. The ratio of current assets to current liabilities was 2.1 at the end of the second quarter of the previous year, 2.1 at the end of the previous fiscal year and 1.9 at the end of the second quarter of the current year. The major differences related to changes in the receivables, inventories and short-term borrowings as discussed above.

FUTURE LIQUIDITY AND CAPITAL RESOURCES

     The Company believes it has the ability to generate cash to meet its foreseeable needs. The sources of funds primarily include funds provided by operations and short-term borrowings. The uses of funds primarily include working capital requirements, capital expenditures, dividends and repayment of long-term debt. The Company regularly utilizes committed bank lines of credit and other uncommitted bank resources to meet working capital requirements. On December 2, 1994, the Company had available for its use lines of credit with several lenders aggregating $20,000,000. The Company has agreed to pay commitment fees for these available lines of credit. At December 2, 1994, $15,000,000 was in use under these lines. In addition, the Company has $132,000,000 in uncommitted lines of credit, of which $47,000,000 is reserved exclusively for letters of credit. The Company pays no commitment fees for these available lines of credit. At December 2, 1994, $31,500,000 was in use under these lines of credit. Maximum short-term borrowings from all sources during the first six months of the current year were $66,500,000. The Company anticipates continued use and availability of both committed and uncommitted short-term borrowing resources as working capital needs may require.

     The Company considers possible acquisitions of apparel-related businesses that are compatible with its long-term strategies. There are no present plans to borrow additional long-term funds, sell securities, or enter into off-balance sheet financing arrangements.

                         PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits.

    11        Statement re computation of per share earnings.



(b) Reports on Form 8-K.

              The Registrant did not file any reports on Form 8-K during the quarter ended December 2, 1994.

                                  SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                OXFORD INDUSTRIES, INC.
                                     (Registrant)




                                /s/R. William Lee, Jr.
Date: January 17, 1995           R. William Lee, Jr.
                                 Executive Vice President




                                /s/Debra A. Pauli
Date: January 17, 1995          Debra A. Pauli
                                Controller
                                (Chief Accounting Officer)