Form 10-Q
period 1995-03-03
OXFORD INDUSTRIES INC
filed 1995-04-14
CIK 75288

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                    FORM 10-Q

       [ X ]  Quarterly Report Pursuant To Section 13 or 15(d) of
                 The Securities Exchange Act of 1934

For the quarterly period ended March 3, 1995

                                  OR
       [   ]  Transition Report Pursuant To Section 13 or 15(d) of
                 The Securities Exchange Act of 1934

For the transition period from                 to

Commission File Number 1-4365

                             OXFORD INDUSTRIES, INC.
              (Exact name of registrant as specified in its charter)

            Georgia                           58-0831862
(State or other jurisdiction of           (I.R.S. Employer
incorporation or organization)         Identification Number)

                222 Piedmont Avenue, N.E., Atlanta, Georgia  30308
                     (Address of principal executive offices)
                                    (Zip Code)

                                  (404) 659-2424
               (Registrant's telephone number, including area code)

                                  Not Applicable
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X     No

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                               Number of shares outstanding
    Title of each class                            as of April 7, 1995
Common Stock, $1 par value                               8,689,265

                          PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.
- ------------------------------


                             OXFORD INDUSTRIES, INC.
                        CONSOLIDATED STATEMENT OF EARNINGS
        NINE MONTHS AND QUARTERS ENDED MARCH 3, 1995 AND FEBRUARY 25, 1994

                           Nine Months Ended                Quarter Ended
                     ---------------------------   --------------------------
$ in thousands except  March 3,     February 25,    March 3,     February 25,
  per share amounts     1995           1994           1995          1994
- --------------------- ------------   ------------  ------------   ------------
Net Sales                $510,572       $470,589       $153,101      $143,141
                         --------       --------       --------      --------

Costs and Expenses:
    Cost of goods sold    416,442        376,957        127,952       113,912
    Selling, general and
      administrative       70,016         67,885         21,098        21,200
    Interest                2,715          1,739          1,010           510
                         --------       --------       --------      --------
Total Costs and Expenses  489,173        446,581        150,060       135,622
                         --------       --------       --------      --------

Earnings Before
    Income Taxes           21,399         24,008          3,041         7,519

Income Taxes                8,652          9,723          1,217         3,045
                         --------       --------       --------      --------
Net Earnings              $12,747        $14,285         $1,824        $4,474
                         ========       ========       ========      ========

Net Earnings
    Per Common Share        $1.47          $1.66          $0.21         $0.52
                            =====          =====          =====         =====

Average Number of Shares
    Outstanding         8,663,153      8,596,912      8,678,243     8,605,122
                        =========      =========      =========     =========

Dividends Per Share         $0.560         $0.510         $0.200        $0.180
                           ======         ======         ======        ======

- -------------------------
See notes to consolidated financial statements.

                             OXFORD INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                  MARCH 3, 1995, JUNE 3, 1994 AND FEBRUARY 25, 1994
                       (UNAUDITED EXCEPT FOR JUNE 3, 1994)

                               March 3,       June 3,    February 25,
$ in thousands                   1995           1994          1994
- --------------             ------------  ------------    ------------
Assets
- ------
Current Assets:
    Cash                       $  3,851      $  3,227       $   1,057
    Receivables                 104,079        75,165          89,494
    Inventories:
      Finished goods             73,018        59,783          53,820
      Work in process            29,706        22,549          17,375
      Fabric, trim & supplies    34,748        32,133          23,284
                               --------      --------        --------
                                137,472       114,465          94,479
    Prepaid expenses              9,493        12,402          12,903
                               --------      --------        --------
      Total Current Assets      254,895       205,259         197,933
Property, Plant & Equipment      35,203        33,217          31,445
Other Assets                      1,262         1,471           1,558
                               --------      --------        --------
                               $291,360      $239,947        $230,936
                               ========      ========        ========
Liabilities and Stockholders' Equity
- ------------------------------------
Current Liabilities:
    Notes payable              $ 67,000      $ 19,500        $ 25,500
    Trade accounts payable       43,743        45,023          29,740
    Accrued compensation         10,042        11,687           9,710
    Other accrued expenses       12,387        12,977          14,832
    Dividends payable             1,737         1,555           1,552
    Income taxes                     -             -               -
    Current maturities of
      long-term debt              4,932         5,352           4,864
                               --------      --------        --------
    Total Current Liabilities   139,841        96,094          86,198
                               --------      --------        --------
Long-Term Debt,
    less current maturities      10,996        12,388          16,882
                               --------      --------        --------
Deferred Income Taxes             4,134         3,730           3,702
                               --------      --------        --------
Stockholders' Equity:
    Common stock                  8,686         8,638           8,625
    Additional paid-in capital    6,928         6,153           5,944
    Retained earnings           120,775       112,944         109,585
                               --------      --------        --------
                                136,389       127,735         124,154
                               --------      --------        --------
                               $291,360      $239,947        $230,936
                               ========      ========        ========
- -------------------------
See notes to consolidated financial statements.

                             OXFORD INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              NINE MONTHS ENDED MARCH 3, 1995 AND FEBRUARY 25, 1994
                                   (UNAUDITED)
                                                       Nine Months Ended
                                               ------------------------------
                                                 March 3,        February 25,
$ in thousands                                    1995              1994
- --------------                                 ------------      ------------
Cash Flows From Operating Activities
- ------------------------------------
   Net earnings                                    $ 12,747          $ 14,285
   Adjustments to reconcile net earnings to
   net cash provided by operating activities:
     Depreciation and amortization                    5,644             5,122
     (Gain) on sale of property, plant and equipment (1,065)             (102)
   Changes in working capital:
     Receivables                                    (28,914)          (21,401)
     Inventories                                    (23,007)            8,114
     Prepaid expenses                                 2,909            (1,205)
     Trade accounts payable                          (1,280)           (4,889)
     Accrued expenses and other current liabilities  (2,235)            2,303
     Income taxes payable                                -                 -
   Deferred income taxes                                404               398
   Other noncurrent assets                              207               (26)
    Net cash flows (used in) provided by           --------          --------
      operating activities                          (34,590)            2,599

Cash Flows From Investing Activities
- ------------------------------------
  Purchase of property, plant and equipment          (8,569)           (5,610)
  Proceeds from sale of property, plant and
     and equipment                                    2,008               204
                                                   --------          --------
     Net cash used in investing activities           (6,561)           (5,406)

Cash Flows From Financing Activities
- ------------------------------------
  Short-term borrowings                              47,500             7,000
  Payments on long-term debt                         (1,812)             (907)
  Proceeds from exercise of stock options               760               805
  Purchase and retirement of common stock                -             (1,886)
  Dividends on common stock                          (4,673)           (4,402)
                                                   --------          --------
     Net cash provided by financing activities       41,775               610

Net change in Cash and Cash Equivalents                 624            (2,197)
Cash and Cash equivalents at Beginning of Period      3,227             3,254
                                                   --------          --------
Cash and Cash Equivalents at End of Period         $  3,851          $  1,057
                                                   ========          ========
Supplemental Disclosure of Cash Flow Information
- ------------------------------------------------
     Cash paid for:
        Interest                                   $  2,635          $  1,639
        Income taxes                                 10,378            10,599
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

     Net sales for the third quarter of the 1995 fiscal year, which ended March 3, 1995, increased by 7.0% from net sales for the third quarter of the previous year. Net sales for the first nine months of the current year increased by 8.5% from net sales for the comparable period of the prior year. The Oxford Slacks division repeated its contribution of the second quarter with heavy shipments of its Everpress wrinkle-free 100% cotton slacks and shorts. The Company's women's sportswear group again experienced a strong percentage increase from net sales for the comparable period of the prior year. The Company's largest division, Oxford Shirtings, contributed to the increase with continued shipments of its Tommy Hilfiger dress shirt line and Savane wrinkle-free shirt lines.
While the Oxford Shirtings division produced a respectable sales increase for the quarter, the division did experience order cancellations and returns due to late deliveries which were in turn caused by production capacity being inadequate for the greatly increased demand.

COST OF GOODS SOLD

     Cost of goods sold as a percentage of net sales was 83.6% for the third quarter of the current year and 79.6% in the same period of the previous year. For the first nine months of the current year, cost of goods sold as a percentage of net sales was 81.6% compared to 80.1% for the same period in the previous year. The Company's increased cost of goods sold was primarily the result of problems in the Oxford Shirtings division. The division's plan for this fiscal year called for simultaneously increasing production, and increasing capacity of the wrinkle-free processing, and launching two new major product lines (Tommy Hilfiger dress and Savane wrinkle-free). The division was not successful at increasing production capacity to planned levels while maintaining its quality standards. Nor was the division successful at synchronizing the increased production requirements with the new wet processing capacity and maintaining "on time" delivery. As a result, the division incurred unexpectedly high levels of irregular production and significant processing cost overruns. The diminished actual capacity compared to plan led to late deliveries, order cancellations and returns as well as a build up of in-process inventories. The combination of these factors adversely affected the division's gross profit margins and the profit margins of the company as a whole.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses decreased by 0.5% to $21,098,000 in the third quarter of fiscal 1995 from $21,200,000 in the same period of fiscal 1994. Selling, general and administrative expenses increased by 3.1% to $70,016,000 in the first nine months of fiscal 1995 from $67,885,000 for the same period of fiscal 1994. Selling, general and administrative expenses for the third fiscal quarter included a gain on the sale of a previously idled distribution center (Atlanta) of approximately $818,000. This gain accounts for the decrease in selling, general and administrative expenses for the quarter. The increase for the nine months primarily relates to the start up of Savane wrinkle-free shirts and Tommy Hilfiger dress and golf shirts. As a percentage of net sales, selling, general and administrative expenses declined to 13.8% for the third quarter of fiscal 1995 from 14.8% for the third quarter of the prior year, and to 13.7% for the first nine months of fiscal 1995 from 14.4% for the first nine months of the previous year.

INTEREST EXPENSE

     Net interest expense as a percentage of net sales increased to 0.7% in the third quarter of fiscal 1995 from 0.4% for the third quarter of the previous year. Net interest expense as a percentage of net sales for the first nine months of fiscal 1995 increased to 0.5% from 0.4% for the comparable period of the prior year. Average short-term borrowings and the weighted average interest rate increased over the prior year.

INCOME TAXES

     The Company's effective income tax rate was 40.0% for the third quarter of fiscal 1995 and 40.5% for the third quarter of the prior year. The effective income tax rate was 40.4% for the first nine months of fiscal 1995 and 40.5% for the first nine months of the previous year.

FUTURE OPERATING RESULTS

  The Oxford Shirtings division has taken a number of steps to improve its future operating results. The division has more conservatively aligned its fall plan with its proven capacity. The division has opened a second wet processing facility in Juarez, Mexico and expanded shift production at its wet processing facility in Vidalia, Georgia. In addition, the division has obtained contract production for its wet processing lines. The division has also expanded its foreign contract sourcing to include regions and contractors not previously engaged in order to provide the required capacity while maintaining its quality standards. While these steps should set the stage for entering fiscal 1996 in a position to meet the greatly increased demand for its products, the fourth quarter will involve continuation of the problems experienced in the third quarter.

  During the third quarter, the company announced the closing of three domestic manufacturing facilities associated with the womenswear group (Belton, SC; Royston, GA; and Hamlet, NC). After the end of the third quarter, the womenswear group announced the future closing of its Hickory Grove, SC manufacturing facility. These closings are the direct result of the intense competitive pressures that require the Company to utilize the most cost effective sources. The Company does not anticipate any material costs associated with these closings.

  The Company expects the level of sales and earnings in this year's fourth quarter to be similar to the just completed third quarter. The Company does expect to enter fiscal 1996 in a position to resume growth in both sales and earnings.

                        Liquidity and Capital Resources
                        --------------------------------
OPERATING ACTIVITIES

  Operating activities used $34,590,000 during the first nine months of the current year and provided $2,599,000 in the first nine months of the prior year. The primary factors contributing to this increased use of cash were increased receivables and increased inventory. The increased receivables represent increased sales in the last two months of the quarter. The increased inventory levels were in part due to support for increased sales and in part due to the problems in the Oxford Shirtings division.

INVESTING ACTIVITIES

     Investing activities used $6,561,000 in the first nine months of the current year and $5,406,000 in the same period of the prior year. Purchases in the current year consisted primarily of modernizing machinery and equipment, expenditures for renovating and expanding a distribution facility (scheduled to be completed in August, 1995), and completion of a wet processing facility in Juarez, Mexico. These expenditures were somewhat offset by the sale of a previously idled distribution center in Atlanta in the third quarter.

FINANCING ACTIVITIES

     Financing activities provided $41,775,000 in the first nine months of the current year and $610,000 in the first nine months of the prior year. The primary factor contributing to this increase was increased short-term borrowings in the current year to support the increased receivables and inventory.

  The Company has not purchased any of its common stock in the first nine months of the current year, or in the period after the end of the third quarter of the current year. Due to the exercise of employee stock options, a net of 51,250 shares of the Company's common stock have been issued during the nine months ended March 3, 1995, and 3,020 shares have been issued since March 3, 1995 through April 7, 1995.

WORKING CAPITAL

     Working capital decreased from $111,735,000 at the end of the third quarter of the previous year to $109,165,000 at the end of the 1994 fiscal year, and increased to $115,054,000 at the end of the third quarter of the current year. The ratio of current assets to current liabilities was 2.3 at the end of the third quarter of the previous year, 2.1 at the end of the previous fiscal year and 1.8 at the end of the of the third quarter of the current year. The major differences related to changes in the receivables, inventories and short-term borrowings as discussed above.

FUTURE LIQUIDITY AND CAPITAL RESOURCES

     The Company believes it has the ability to generate cash to meet its foreseeable needs. The sources of funds primarily include funds provided by operations and short-term borrowings. The uses of funds primarily include working capital requirements, capital expenditures, dividends and repayment of long-term debt. The Company regularly utilizes committed bank lines of credit and other uncommitted bank resources to meet working capital requirements. On March 3, 1995, the Company had available for its use lines of credit with several lenders aggregating $20,000,000. The Company has agreed to pay commitment fees for these available lines of credit. At March 3, 1994, $15,000,000 was in use under these lines. In addition, the Company has $132,000,000 in uncommitted lines of credit, of which $47,000,000 is reserved exclusively for letters of credit. The Company pays no commitment fees for these available lines of credit. At March 3, 1995, $52,000,000 was in use under these lines of credit. Maximum short-term borrowings from all sources during the first nine months of the current year were $67,000,000. The Company anticipates continued use and availability of both committed and uncommitted short-term borrowing resources as working capital needs may require.

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



(b) Reports on Form 8-K.
    --------------------
              The Registrant did not file any reports on Form 8-K during the quarter ended March 3, 1995.

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


                                OXFORD INDUSTRIES, INC.
                                -----------------------
                                     (Registrant)




                                /s/R. William Lee, Jr.
                                --------------------------
Date:  April 14, 1995           R. William Lee, Jr.
      ---------------           Executive Vice President




                                /s/Debra A. Pauli
                                --------------------------
Date:  April 14, 1995           Debra A. Pauli
      ---------------           Controller
                                (Chief Accounting Officer)