Form 10-Q
period 1995-09-01
OXFORD INDUSTRIES INC
filed 1995-10-13
CIK 75288

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549
                                 FORM 10-Q

       [ X ]  Quarterly Report Pursuant To Section 13 or 15(d) of
                 The Securities Exchange Act of 1934

             For the quarterly period ended September 1, 1995
                                             ---------------
                                  OR
       [   ]  Transition Report Pursuant To Section 13 or 15(d) of
                 The Securities Exchange Act of 1934

For the transition period from                 to
                               ----------------  ----------------
Commission File Number 1-4365
                       ------

                          OXFORD INDUSTRIES, INC.
------------------------------------------------------------------
          (Exact name of registrant as specified in its charter)

            Georgia                           58-0831862
-------------------------------     ------------------------------
(State or other jurisdiction of           (I.R.S. Employer
incorporation or organization)         Identification Number)

            222 Piedmont Avenue, N.E., Atlanta, Georgia  30308
            --------------------------------------------------
                 (Address of principal executive offices)
                                (Zip Code)

                              (404) 659-2424
           ----------------------------------------------------
           (Registrant's telephone number, including area code)

                              Not Applicable
------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X     No
    -----      -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                   Number of shares outstanding
    Title of each class                as of October 6, 1995
---------------------------        ----------------------------
Common Stock, $1 par value                   8,705,079

                     PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements.
------------------------------
                             OXFORD INDUSTRIES, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS
             QUARTERS ENDED SEPTEMBER 1, 1995 AND SEPTEMBER 2, 1994
                                   (UNAUDITED)

                                                  Quarter Ended
                                            --------------------------
$ in thousands except per                 September 1,    September 2,
  share amounts                               1995            1994
-------------------------                   ----------    ------------

Net Sales                                     $189,254        $165,304
                                              --------        --------
Costs and Expenses:
     Cost of goods sold                        157,131         133,432
     Selling, general
       and administrative                       25,318          23,048
     Provision for environmental
       remediation                               4,500             -
     Interest                                    1,841             664
                                              --------        --------
                                               188,790         157,144
                                              --------        --------
Earnings Before Income Taxes                       464           8,160
Income Taxes                                       186           3,304
                                              --------        --------
Net Earnings                                  $    278        $  4,856
                                              ========        ========

Net Earnings Per Common Share                     $.03            $.56
                                              ========        ========
Average Number of Shares
  Outstanding                                8,700,450       8,645,562
                                             =========       =========

Dividends Per Share                              $0.20           $0.18
                                                ======          ======

-------------------------
See notes to consolidated financial statements.

                             OXFORD INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS
              SEPTEMBER 1, 1995, JUNE 2, 1995 AND SEPTEMBER 2, 1994
                       (UNAUDITED EXCEPT FOR JUNE 2, 1995)

                                 September 1,      June 2,   September 2,
$ in thousands                        1995          1995         1994
--------------                    ------------     --------  -----------
Assets
------
Current Assets:
  Cash                               $  10,274    $   2,225     $  2,275
  Receivables                          109,459       83,962      109,036
  Inventories:
    Finished goods                      94,973       96,013       65,704
    Work in process                     29,209       31,014       29,001
    Fabric, trim & supplies             35,325       42,951       32,148
                                      --------     --------     --------
                                       159,507      169,978      126,853
  Prepaid expenses                      14,355       13,023       11,557
                                      --------     --------     --------
    Total Current Assets               293,595      269,188      249,721
Property, Plant and Equipment           40,004       38,650       33,754
Other Assets                             5,171        1,190        1,346
                                      --------     --------     --------
                                      $338,770     $309,028     $284,821
                                      ========     ========     ========
Liabilities and Stockholders' Equity
------------------------------------
Current Liabilities:
  Notes payable                       $ 82,500     $ 43,500     $ 65,500
  Trade accounts payable                40,517       54,331       39,699
  Accrued compensation                   8,390        8,235        9,516
  Other accrued expenses                14,489       13,039       14,119
  Dividends payable                      1,741        1,739        1,557
  Income taxes                             -             -         2,311
  Current maturities of
    long-term debt                       4,732        4,732        4,932
                                      --------     --------     --------
    Total Current Liabilities          152,369      125,576      137,634

Long-Term Debt,
  less current maturities               46,830       47,011       12,189

Non-Current Liabilities                  4,500          -            -

Deferred Income Taxes                    3,825        3,862        3,724

Stockholders' Equity:
  Common stock                           8,705        8,694        8,650
  Additional paid-in capital             7,145        7,020        6,401
  Retained earnings                    115,396      116,865      116,223
                                      --------     --------     --------
Total Stockholders' Equity             131,246      132,579      131,274
                                      --------     --------     --------
Total Liabilities and Stockholders'
  Equity                              $338,770     $309,028     $284,821
                                      ========     ========     ========
-------------------
See notes to consolidated financial statements.

                            OXFORD INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              QUARTERS ENDED SEPTEMBER 1, 1995 AND SEPTEMBER 2, 1994
                                   (UNAUDITED)
                                                       Quarter Ended
                                               -----------------------------
                                               September 1,       September 2,
$ in thousands                                    1995              1994
--------------                                 ------------      ------------
Cash Flows from Operating Activities:
-------------------------------------
  Net earnings                                     $   278          $  4,856
  Adjustments to reconcile net earnings to
  net cash provided by (used in) operating activities:
     Depreciation and amortization                    1,939            1,790
     (Gain) on sale of property, plant
       and equipment                                     (6)             (26)
  Changes in working capital:
     Receivables                                    (24,448)         (33,871)
     Inventories                                     13,631          (12,388)
     Prepaid expenses                                (1,325)             845
     Trade accounts payable                         (14,640)          (5,324)
     Accrued expenses and other current liabilities   1,605           (1,027)
     Income taxes payable                               -              2,311
 Non-Current Liabilities                              4,500               -
 Deferred income taxes                                  (37)              (6)
 Other noncurrent assets                              1,331              125
       Net cash flows (used in)                     --------         --------
         operating activities                       (17,172)         (42,715)

Cash Flows from Investing Activities:
-------------------------------------
  Acquisitions                                       (8,763)              -
  Purchase of property, plant and equipment          (3,334)          (2,344)
  Proceeds from sale of property, plant and
     and equipment                                      109               45
                                                    --------         --------
        Net cash (used in) investing activities     (11,988)          (2,299)

Cash Flows from Financing Activities:
-------------------------------------
  Short-term borrowings                              39,000           46,000
  Payments on long-term debt                           (181)            (619)
  Proceeds from exercise of stock options               129              238
  Dividends on common stock                          (1,739)          (1,557)
                                                    --------         --------
     Net cash provided by financing activities       37,209           44,062

Net Change in Cash and Cash Equivalents               8,049             (952)
Cash and Cash Equivalents at Beginning of Period      2,225            3,227
                                                   --------          --------
Cash and Cash Equivalents at End of Period         $ 10,274         $  2,275
                                                   ========          ========

Supplemental Disclosure of Cash Flow Information
------------------------------------------------
     Cash paid (received) for:
        Interest, net                              $  1,798         $    420
        Income taxes                                 (2,934)             316

See notes to consolidated financial statements.

                             OXFORD INDUSTRIES, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              QUARTERS ENDED SEPTEMBER 1, 1995 AND SEPTEMBER 2, 1994
                                   (UNAUDITED)

1. The foregoing unaudited consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods. All such adjustments are of a normal recurring nature. The results for interim periods are not necessarily indicative of results to be expected for the year.

2. The financial information presented herein should be read in conjunction with the consolidated financial statements included in the Registrant's Annual Report on Form 10-K for the fiscal year ended June 2, 1995.

3. The Company is involved in certain legal matters primarily arising in the normal course of business. In the opinion of management, the Company's liability under any of these matters would not materially affect its financial condition or results of operations.

4. The Company discovered a past unauthorized disposal of a substance believed to be dry cleaning fluid on one of its properties.
    The Company is currently conducting an investigation of the property. The Company believes that remedial action will be required, including continued investigation, monitoring and treatment of ground water and soil. Based on advice from its environmental experts, the Company has provided $4,500,000 for this remediation.

Item 2.  Management's Discussion and Analysis of Financial
----------------------------------------------------------
Condition and Results of Operations.
------------------------------------

                           Results of Operations
                          -----------------------


NET SALES

 Net sales for the first quarter of the 1996 fiscal year, which ended September 1, 1995, increased by 14.5% from net sales for the first quarter of the previous year. The Company's Mens Shirt Group posted a sales increase of $20,630,000 with increases in every sector-private label, Savane Tommy Hilfiger Dress, Polo for Boys, and the Company's newly acquired Ely & Walker division(Ely & Walker markets western wear). The Company's Mens Slacks Group had a $7,509,000 increase fueled by its Everpress proprietary wrinkle-free process. Tailored Clothing sales were up $1,285,000 with increases in Oscar de la Renta and department stores being offset by a decline in chain stores. Overall sales in the Company's Womenswear Group were down $2,178,000 with a strong increase at Wal-Mart being offset by a decline in the restructured RENNY division.

 The Company continued to strengthen strategic alliances with its larger more financially stable customers. Sales to the Company's fifty largest customers increased by 19.9% while sales to all remaining customers declined 40.6%.

 The Company experienced an overall net sales unit volume increase of approximately 19.4% while experiencing an overall 4.2% reduction in average sales price per unit. The reduction in the average sales price per unit was the result of product mix and reduced selling prices in response to an intensely competitive business environment.


COST OF GOODS SOLD

 Cost of goods sold, as a percentage of net sales, was 83.0% in the first quarter of the current year as compared to 80.7% in the first quarter of the prior year. This increase was primarily the result of the 4.2% reduction in the average sales price per unit mentioned above.

 The Company's largest division, Oxford Shirtings experienced depressed gross margins from the same period in the prior year, but showed improvement over results in the second half of the last fiscal year.

 During the first quarter, the Company announced the impending closing of two domestic manufacturing facilities (Alamo, GA; and

Decherd, TN). These closings are a direct result of the intensely competitive pressures that require the Company to utilize more cost effective offshore production sources. A provision of $700,000 was included in the current year's first quarter operations to provide for these facility closings.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

 The Company has discovered a past unauthorized disposal of a substance believed to be dry cleaning fluid on one of its properties. The Company is currently conducting an investigation of the property. The Company believes that remedial action will be required, including continued investigation, monitoring and treatment of ground water and soil. Based on advice from its environmental experts, the Company expects the maximum expenditures for remediation to be approximately $4,500,000 over the next thirty years. In the first quarter of fiscal 1996, the Company recorded a provision of $4,500,000 in connection with this matter. Management believes that any required additional expenses, if any, will not have a material adverse effect on the Company's results of operations or financial position.

 Selling, general and administrative expenses (excluding the environmental charge) increased by 9.8% to $25,318,000 in the first quarter of fiscal 1996 from $23,048,000 in the first quarter of the previous year. As a percentage of net sales, selling, general and administrative expenses (excluding the environmental charge) decreased to 13.4% in the first quarter of the current year from 13.9% in the first quarter of the prior year. Also included in selling general and administrative expenses are start-up costs for the new Tommy Hilfiger Golf line which will begin shipments in the second fiscal quarter.


INTEREST EXPENSE

 Net interest expense as a percentage of net sales increased to 1.0% in the first quarter of fiscal 1996 from 0.4% in the first quarter of the prior year due to an increase in average short-term borrowing and long-term debt from the prior year.

INCOME TAXES

 The Company's effective income tax rate was 40.1% for the first quarter of fiscal 1996 and 40.5 for the first quarter of the prior year.

FUTURE OPERATING RESULTS

 The Company does not expect the widely publicized weaknesses in apparel retailing to improve dramatically in the near term. August sales were disappointing for most retailers and initial fall and back-to-school sales at retail have not been good. At this time, the Company does not expect to match last year's record second quarter sales or last year's second quarter earnings. The Company does, however, expect second half results to improve over that of last year.

                     LIQUIDITY AND CAPITAL RESOURCES
                     -------------------------------

OPERATING ACTIVITIES

 Operating Activities used $17,172,000 during the first quarter of the current year and used $42,715,000 in the first quarter of the prior year. The primary factors contributing to this decreased use of cash were a smaller increase in receivables and a decrease in inventory offset by a larger decrease in trade payables as compared to the first quarter of the previous year. Receivables increased for the quarter slightly faster than sales due principally to the timing of shipments. The inventory reduction came as a result of shipments to some of the Company's larger customers who had deferred shipments in the fourth quarter of the last fiscal year. The decrease in trade payables were due to seasonal fluctuation.

INVESTING ACTIVITIES

 Investing activities used $11,988,000 in the first quarter of the current year and $2,299,000 in the same period of the prior year. During the first quarter of the current year the Company completed the purchase of assets of Ely & Walker. The Company also continued the enlargement and renovation of the distribution center in Lyons, GA.

FINANCING ACTIVITIES

 Financing activities provided $37,209,000 in the first quarter of the current year and $44,062,000 in the same period of the prior year. The primary factor contributing to this change was decreased short-term borrowing activity, due to the operating and investing activities described above.

 Due to the exercise of employee stock options a net of 10,760 shares of the Company's common stock have been issued during the three months ended September 1,1995 and 280 shares have been issued since September 1, 1995 through October 6, 1995.


WORKING CAPITAL

 Working capital increased from $112,087,000 at the end of the first quarter of the previous year to $143,612,000 at the end of the 1995 fiscal year, and decreased to $141,226,000 at the end of the first quarter of the current year. The ratio of current assets to current liabilities was 1.8 at the end of the first quarter of the prior fiscal year, 2.1 at the end of the prior fiscal year and 1.9 at the end of the first quarter of the current year.

FUTURE LIQUIDITY AND CAPITAL RESOURCES

 The Company believes it has the ability to generate cash or has available borrowing capacity to meet its foreseeable needs. The sources of funds primarily include funds provided by operations and short-term borrowings. The uses of funds primarily include working capital requirements, capital expenditures, dividends and repayment of long-term debt. The Company regularly utilizes committed bank lines of credit and other uncommitted bank resources to meet working capital requirements. On September 1, 1995, the Company had available for its use lines of credit with several lenders aggregating $50,000,000. The Company has agreed to pay commitment fees for these available lines of credit. At September, 1, 1995, $50,000,000 was in use under these lines. Of the $50,000,000, $40,000,000 is long-term. In addition, the Company has $193,000,000 in uncommitted lines of credit, of which $98,000,000 is reserved exclusively for letters of credit. The Company pays no commitment fees for these available lines of credit. At September 1, 1995, $72,500,000 was in use under these lines of credit. Maximum short-term borrowings from all sources during the first three months of the current year were $125,500,000.
The Company anticipates continued use and availability of both committed and uncommitted short-term borrowing resources as working capital needs may require.

 The Company considers possible acquisitions of apparel-related businesses that are compatible with its long-term strategies. There are no present plans to sell securities or enter into off-balance sheet financing arrangements.

ADDITIONAL INFORMATION

 For additional information concerning the Company's operations, cash flows, liquidity and capital resources, this analysis should be read in conjunction with the Consolidated Financial statements and the Notes to Consolidated Financial statements contained in the Company's Annual Report for fiscal 1995.

                        PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.
------------------------------------------

(a) Exhibits.
    ---------
   4(e) Amendment dated June 1, 1995 to Note Agreement between the Company and The Prudential Insurance Company of
         America dated May 26, 1988 covering the Company's 8.62% promissory note due May 24, 1996.


   11    Statement re computation of per share earnings.


   27    Financial Data Schedule.

(b) Reports on Form 8-K.
    --------------------
          The Registrant did not file any reports on Form 8-K during the quarter ended September 1, 1995.

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


                                OXFORD INDUSTRIES, INC.
                                -----------------------
                                     (Registrant)








                                /s/Ben B. Blount, Jr.
                                --------------------------
Date: October 13, 1995          Ben B. Blount, Jr.
      ---------------           Chief Financial Officer