Form 10-Q
period 1995-12-01
OXFORD INDUSTRIES INC
filed 1996-01-16
CIK 75288

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q

       [ X ]  Quarterly Report Pursuant To Section 13 or 15(d) of
                 The Securities Exchange Act of 1934

For the quarterly period ended December 1, 1995
                               ----------------

                                  OR
       [   ]  Transition Report Pursuant To Section 13 or 15(d) of
                 The Securities Exchange Act of 1934

For the transition period from                 to
                               --------------     --------------
Commission File Number 1-4365
                       -------

                            OXFORD INDUSTRIES, INC.
                          -----------------------
            (Exact name of registrant as specified in its charter)

            Georgia                           58-0831862
-------------------------------     -----------------------------
(State or other jurisdiction of           (I.R.S. Employer
incorporation or organization)         Identification Number)

               222 Piedmont Avenue, N.E., Atlanta, Georgia  30308
            ---------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                          (404) 659-2424
                        --------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
                              ---------------
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X     No
    -------    -----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                   Number of shares outstanding
    Title of each class                as of January 8, 1996
---------------------------        ----------------------------
Common Stock, $1 par value                   8,801,921

                          PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.
------------------------------

                             OXFORD INDUSTRIES, INC.
                        CONSOLIDATED STATEMENT OF EARNINGS
       SIX MONTHS AND QUARTERS ENDED DECEMBER 1, 1995 AND DECEMBER 2, 1994
                              (UNAUDITED
)

                          Six Months Ended                  Quarter Ended
                      ---------------------------   --------------------------

$ in thousands except  December 1,   December 2,   December 1,    December 2,
  per share amounts      1995           1994           1995          1994
--------------------- ------------   ------------   ------------  ------------

Net Sales                $376,320       $357,471       $187,066      $192,167
                         --------       --------       --------      --------
Costs and Expenses:
    Cost of Goods Sold    312,353        288,490        155,222       155,058
    Selling, General and
      Administrative       50,914         48,918         25,596        25,870
    Provision for
      environmental
      remediation           4,500            -              -             -
    Interest                3,717          1,705          1,876         1,041
                         --------       --------       --------      --------
Total Costs and Expenses  371,484        339,113        182,694       181,969
                         --------       --------       --------      --------
Earnings Before
    Income Taxes            4,836         18,358          4,372        10,198

Income Taxes                1,935          7,435          1,749         4,131
                         --------       --------       --------      --------
Net Earnings               $2,901        $10,923         $2,623        $6,067
                         ========       ========       ========      ========
Net Earnings
    Per Common Share        $ .33          $1.26          $0.30         $0.70
                            =====          =====           ====         =====
Average Number of Shares
    Outstanding         8,707,324      8,655,613      8,714,170     8,665,610
                        =========      =========      =========     =========
Dividends Per Share         $0.40          $0.36          $0.20         $0.18
                            =====         ======          =====         =====

See notes to consolidated financial statements.

                             OXFORD INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS
               DECEMBER 1, 1995, JUNE 2, 1995 AND DECEMBER 2, 1994
                       (UNAUDITED EXCEPT FOR JUNE 2, 1995)

                            December 1,       June 2,     December 2,
$ in thousands                  1995            1995          1994
--------------             ------------------------------------------
Assets

Current Assets:
    Cash                       $  4,254      $  2,225       $   5,278
    Receivables                  95,674        83,962         107,226
    Inventories:
      Finished Goods             81,981        96,013          57,308
      Work in Process            17,493        31,014          28,003
      Fabric, Trim & Supplies    30,896        42,951          31,405
                               --------      --------        --------
                                130,370       169,978         116,716
    Prepaid expenses             14,565        13,023          10,627
                               --------      --------        --------
      Total Current Assets      244,863       269,188         239,847

Property, Plant & Equipment      38,961        38,650          33,212
Other Assets                      7,600         1,190           1,375
                               --------      --------        --------
                               $291,424      $309,028        $274,434
                               ========      ========        ========
Liabilities and Stockholders' Equity

Current Liabilities:
    Notes Payable              $ 38,000      $ 43,500        $ 46,500
    Trade Accounts Payable       36,022        54,331          44,586
    Accrued Compensation          7,784         8,235          10,137
    Other Accrued Expenses       13,580        13,039          14,796
    Dividends Payable             1,745         1,739           1,561
    Income Taxes                     -             -              793
    Current maturities of
      long-term debt              4,625         4,732           4,855
                               --------      --------        --------
 Total Current Liabilities      101,756       125,576         123,228

Long-Term Debt,
    less current maturities      48,953        47,011          11,185

Non-Current liabilities           4,500            -                -

Deferred Income Taxes             3,825         3,862           3,878

Stockholders' Equity:
    Common Stock                  8,730         8,694           8,672
    Additional paid-in capital    7,419         7,020           6,746
    Retained Earnings           116,241       116,865         120,725
                               --------      --------        --------

Total Stockholders' Equity      132,390       132,579         136,143
                               --------      --------        --------
                               $291,424      $309,028        $274,434
                               ========      ========        ========
See notes to consolidated financial statements.

                             OXFORD INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              SIX MONTHS ENDED DECEMBER 1, 1995 AND DECEMBER 2, 1994
                                   (UNAUDITED)
                                                       Six Months Ended
                                              -------------------------------
                                                    December 1,  December 2,
$ in thousands                                       1995           1994
--------------                                 ------------------------------
Cash Flows From Operating Activities
------------------------------------
   Net earnings                                  $  2,901          $ 10,923
   Adjustments to reconcile net earnings to
   net cash provided by operating activities:
    Depreciation and amortization                   3,972             3,683
    Gain on sale of property, plant and equipment     (47)             (177)
   Changes in working capital:
    Receivables                                    (9,626)          (32,061)
    Inventories                                    40,639            (2,251)
    Prepaid expenses                               (1,535)            1,775
    Trade accounts payable                        (19,135)             (437)
    Accrued expenses and other current liabilities     90               275
    Income taxes payable                                -               793
  Non-current liabilities                            4,500                -
  Deferred income taxes                               (37)              148
   Other noncurrent assets                         (1,193)               96
    Net cash flows provided by (used in)           -------          --------
      operating activities                         20,529           (17,233)

Cash Flows From Investing Activities

  Acquisitions                                     (8,763)               -
  Proceeds from sale of business                    1,273                -
  Purchase of property, plant and equipment        (4,760)           (4,161)
  Proceeds from sale of property, plant and
    and equipment                                     500               659
                                                  --------          --------
     Net cash used in investing activities        (11,750)           (3,502)
Cash Flows From Financing Activities

  Short-term borrowings                            (5,500)           27,000
  Payments on long-term debt                        1,835            (1,700)
  Proceeds from exercise of stock options             395               598
  Dividends on common stock                        (3,480)           (3,112)
     Net cash (used in) provided by                -------          --------
        financing activities                       (6,750)           22,786

Net change in Cash and Cash Equivalents             2,029             2,051
Cash and Cash equivalents at Beginning of Period    2,225             3,227
                                                  --------          --------
Cash and Cash Equivalents at End of Period        $ 4,254           $ 5,278
                                                  ========          ========
Supplemental Disclosure of Cash Flow Information
------------------------------------------------
     Cash paid for:
        Interest                                 $  3,513           $  1,676
        Income taxes                                   44              5,710

See notes to consolidated financial statements.

                          OXFORD INDUSTRIES, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              SIX MONTHS AND QUARTERS ENDED DECEMBER 1, 1995
                           AND DECEMBER 2, 1994
                                (UNAUDITED)

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

4. The Company discovered a past unauthorized disposal of a substance believed to be dry cleaning fluid on one of its properties. The Company believes that remedial action will be required, including continued investigation, monitoring and treatment of ground water and soil. Based on advice from its environmental experts, the Company has provided $4,500,000 for this remediation, in the first quarter of the current fiscal year.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations
-----------------------------------------------------------------------
                     Results of Operations

NET SALES
  Net sales for the second quarter of the 1996 fiscal year, which ended
December 1, 1995, decreased by 2.7% from net sales for the second quarter of the previous year. Net sales for the first six months of the current year increased by 5.3% from net sales for the same period of the prior year.
Second quarter net sales increases in the Company's Men's Shirts and Men's Slacks groups were offset by declines in Tailored Clothing and Womenswear.
Sales from the Company's Ely & Walker (western shirts) division, which was acquired in the first quarter of the current year, were offset by the sale, in the second quarter, of the Company's B.J. Designs Concepts (screen printed sportswear) division.

  The Company continued to strengthen strategic alliances with its larger, more financially stable customers. Sales to the Company's fifty largest customers continued to outpace the Company's overall sales performance.

  The Company experienced an overall net sales unit volume decrease of approximately 4.0% while experiencing an overall 1.4% increase in the average sales price per unit during the second quarter of the current year. For the first six months of the current year, the Company experienced a 7.1% increase in overall net sales unit volume while incurring a 1.7% decrease in the average sales price per unit.

COST OF GOODS SOLD
  Cost of goods sold as a percentage of net sales was 83.0% for the second quarter of both the current and prior year and 80.7% for the first six months
of both the current and prior year.   The Company successfully continued its
targeted inventory reduction plan, reduced inventory an additional
$29,000,000 in the current quarter, and $40,000,000 in the first half of the current fiscal year. The production curtailment associated with this inventory reduction negatively impacted manufacturing efficiencies and overhead absorption. The Company also reserved amounts for the impending closings of two additional sewing facilities (Bowman, GA and Monticello, GA) and the closure of a wrinkle-free men's shirt wet processing facility
(Vidalia, GA). Cost of goods sold was also negatively impacted by the inventory valuation method used in the acquisition of Ely & Walker which eliminated most of that division's gross profit for the first half.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses decreased by 1.1% to $25,596,000 in the second quarter of fiscal 1996 from $25,870,000 in the same period of fiscal 1995. Selling, general and administrative expenses (excluding the environmental charge) increased by 4.1% to $50,914,000 in the first half of fiscal 1996 from $48,918,000 in the same period of fiscal 1995. As a percentage of net sales, selling, general and administrative expenses increased to 13.7% for the second quarter of fiscal 1996 from 13.5% for the second quarter of the prior year, and decreased to 13.5% for the first six months of fiscal 1996 from 13.7% for the first six months of the previous year. Included in selling, general and administrative expenses are start-up costs for the new Tommy Hilfiger Golf line which began shipments in the second fiscal quarter. Also included in selling, general and administrative are costs associated with the continued expansion and reengineering of two distribution centers.

INTEREST EXPENSE
  Net interest expense as a percentage of net sales increased to 1.0% in the second quarter and the first half of fiscal 1996 from 0.5% for the second quarter and first half of fiscal 1995. This increase was due to an increase in average short-term borrowing and long-term debt from the same periods in the prior year.

INCOME TAXES
  The Company's effective income tax rate was 40.0% in fiscal 1996 for both the second quarter and the first half and 40.5% in fiscal 1995 for both the second quarter and the first half.

FUTURE OPERATING RESULTS
  The Company does not expect the widely publicized weakness in apparel retailing to improve dramatically in the near term. Based on the latest reports of holiday apparel sales at retail and the Company's current rate of wholesale order bookings, the Company anticipates continuing difficult business conditions. The Company expects second half sales to be equal to or slightly less than sales in the prior fiscal year. The Company expects second half earnings to be improved over those of the prior year.

  Subsequent to the second quarter, the Company signed a licensing agreement with Nautica Apparel, Inc. The agreement is for the manufacture and sales of the Nautica men's tailored clothing collection to be launched in the Holiday 1996/Spring 1997 seasons.

               LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES
  Operating activities generated $20,529,000 during the first six months of the current year and used $17,233,000 in the first six months of the prior year.
The primary factors contributing to this change were a smaller increase in receivables and a decrease in inventory offset by a decrease in net earnings and a larger decrease in trade accounts payable as compared to the first half of the previous year. The accounts receivable balance at the end of the second quarter was actually less than the balance at the end of the comparable period in the prior year due primarily to timing of shipments and, to a lesser extent, to decreased sales. The inventory reduction was the result of the planned inventory control mentioned above achieved through production curtailment. The reduction in trade accounts payable is due to the inventory reduction.

INVESTING ACTIVITIES
  Investing activities used $11,750,000 during the first six months of the current year and used $3,502,000 in the first six months of the prior year. The primary factors contributing to this change were the acquisition of Ely & Walker in the first quarter. During the second quarter, the Company completed the sale of it Los Angeles - based B.J. Design Concepts division. B.J. Designs Concepts was the Company's smallest stand-alone operating division with annual sales of approximately $20,000,000.

FINANCING ACTIVITIES
  Financing activities used $6,750,000 in the first half of fiscal 1996 and generated $22,786,000 in the first half of fiscal 1995. The primary factor contributing to this change was the reduction of short-term borrowings due to the operating and investing activities described above.

  Due to the exercise of employee stock options, a net of 38,180 shares of the Company's common stock have been issued during the six months ended December 1, 1995 and 74,610 shares have been issued since December 1, 1995 through January 8, 1996.

WORKING CAPITAL
  Working capital increased from $116,619,000 at the end of the second quarter of fiscal 1995 to $143,612,000 at the end of the 1995 fiscal year and decreased to $143,107,000 at the end of the second quarter of fiscal 1996.
The ratio of current assets to current liabilities was 1.9 at the end of the second quarter of the prior fiscal year, 2.1 at the end of the 1995 fiscal year and 2.4 at the end of the second quarter of the 1996 fiscal year.



FUTURE LIQUIDITY AND CAPITAL RESOURCES

  The Company believes it has the ability to generate cash or has available borrowing capacity to meet its foreseeable needs. The sources of funds primarily include funds provided by operations and short-term borrowings.
The uses of funds primarily include working capital requirements, capital expenditures, acquisitions, dividends and repayment of long-term debt. The Company regularly utilizes committed bank lines of credit and other uncommitted bank resources to meet working capital requirements. On December
1, 1995, the Company had available for its use lines of credit with several lenders aggregating $50,000,000. The Company has agreed to pay commitment fees for these available lines of credit. At December 1, 1995 $50,000,000 was in use under these lines. Of the $50,000,000, $40,000,000 is long term.
In addition, the Company has $178,000,000 in uncommitted lines of credit, of which $88,000,000 is reserved exclusively for letters of credit. The
Company pays no commitment fees for these available lines of credit. At December 1, 1995, $28,000,000 was in use under these lines of credit.
Maximum short-term borrowings from all sources during the first six months of the current year were $125,500,000. The Company anticipates continued use and availability of both committed and uncommitted short-term borrowing resources as working capital needs may require.

  The Company is actively considering possible acquisitions of apparel-related businesses that are compatible with its long-term strategies. There are no present plans to sell securities or enter into off-balance sheet financing arrangements.

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

                    PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits.

    10c       1984 Stoct Option Plan.

    11        Statement re computation of per share earnings.

    27        Financial Data Schedule
(b) Reports on Form 8-K.

 The Registrant did not file any reports on Form 8-K during the quarter ended
   December 1, 1995.













































                              SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                OXFORD INDUSTRIES, INC.
                                     (Registrant)






                                /s/Ben B. Blount, Jr.
                                ---------------------
Date: January 16, 1996             Ben B. Blount Jr.
                                   Chief Financial Officer