Form 10-Q
period 1996-03-01
OXFORD INDUSTRIES INC
filed 1996-04-12
CIK 75288

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549
                                 FORM 10-Q

       [ X ]  Quarterly Report Pursuant To Section 13 or 15(d) of
                 The Securities Exchange Act of 1934

For the quarterly period ended March 1, 1996
                               -------------
                                  OR
       [   ]  Transition Report Pursuant To Section 13 or 15(d) of
                 The Securities Exchange Act of 1934

For the transition period from                to
                               --------------     ---------------
Commission File Number 1-4365
                       ------

                          OXFORD INDUSTRIES, INC.
                         -----------------------
          (Exact name of registrant as specified in its charter)

            Georgia                           58-0831862
- -------------------------------     -----------------------------
(State or other jurisdiction of           (I.R.S. Employer
incorporation or organization)         Identification Number)

            222 Piedmont Avenue, N.E., Atlanta, Georgia  30308
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
Yes   X     No
    -------   ------
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                   Number of shares outstanding
    Title of each class                as of April 8, 1996
- ---------------------------        ----------------------------
Common Stock, $1 par value                   8,801,321

                         PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.
- ------------------------------

                             OXFORD INDUSTRIES, INC.
                       CONSOLIDATED STATEMENT OF EARNINGS
         NINE MONTHS AND QUARTERS ENDED MARCH 1, 1996 AND MARCH 3, 1995
                                  (UNAUDITED)
                       Nine Months Ended                  Quarter Ended
                      -------------------------   --------------------------
$ in thousands except   March 1,       March 3,      March 1,       March 3,
  per share amounts      1996           1995           1996          1995
 -------------------- ------------   ------------   ------------  ------------
Net Sales                 $514,920       $510,572       $138,600      $153,101
                          --------       --------       --------      --------

Costs and Expenses:
    Cost of Goods Sold     428,488        416,442        116,135       127,952
    Selling, General and
      Administrative        75,547         70,016         24,633        21,098
    Provision for
      environmental
      remediation            4,500            -              -            -
    Interest                 4,916          2,715          1,199         1,010
                          --------       --------       --------      --------
Total Costs and Expenses   513,451        489,173        141,967       150,060
                          --------       --------       --------      --------
 Earnings (Loss) Before
    Income Taxes             1,469         21,399        (3,367)         3,041

Income Taxes                   588          8,652        (1,347)         1,217
                          --------       --------       --------      --------
Net Earnings (Loss)         $  881        $12,747       $(2,020)        $1,824
                           ========       ========       ========      ========
Net Earnings (Loss)
    Per Common Share         $ .10          $1.47        $(0.23)         $0.21
                             =====          =====         ======         =====
Average Number of Shares
    Outstanding          8,731,074      8,663,153      8,779,344     8,678,243
                         =========      =========      =========     =========
Dividends Per Share          $0.60          $0.56          $0.20         $0.20
                             =====         ======          =====         =====

See notes to consolidated financial statements.

                             OXFORD INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                   MARCH 1, 1996, JUNE 2, 1995 AND MARCH 3, 1995
                       (UNAUDITED EXCEPT FOR JUNE 2, 1995)

                                 March 1,       June 2,        March 3,
$ in thousands                     1996            1995          1995
- --------------               ------------   -----------     -----------
Assets
- ------
Current Assets:
    Cash                         $  2,408      $  2,225       $   3,851
    Receivables                    89,201        83,962         104,079
    Inventories:
      Finished Goods               79,844        96,013          73,018
      Work in Process              18,190        31,014          29,706
      Fabric, Trim & Supplies      31,472        42,951          34,748
                                 --------      --------        --------
                                  129,506       169,978         137,472
    Prepaid expenses               16,378        13,023           9,493
                                 --------      --------        --------
      Total Current Assets        237,493       269,188         254,895

Property, Plant & Equipment        38,865        38,650          35,203
Other Assets                        6,505         1,190           1,262
                                 --------      --------        --------
                                 $282,863      $309,028        $291,360
                                 ========      ========        ========
Liabilities and Stockholders' Equity
- ------------------------------------
Current Liabilities:
    Notes Payable                $ 36,000      $ 43,500        $ 67,000
    Trade Accounts Payable         32,600        54,331          43,743
    Accrued Compensation            6,938         8,235          10,042
    Other Accrued Expenses         16,968        13,039          12,387
    Dividends Payable               1,760         1,739           1,737
    Current maturities of
      long-term debt                4,625         4,732           4,932
                                 --------      --------        --------
    Total Current Liabilities      98,891       125,576         139,841

Long-Term Debt,
    less current maturities        46,230        47,011          10,996

Non-Current liabilities             4,500            -               -
Deferred Income Taxes               3,868         3,862           4,134

Stockholders' Equity:
    Common Stock                    8,801         8,694           8,686
    Additional paid-in capital      8,180         7,020           6,928
    Retained Earnings             112,393       116,865         120,775
                                 --------      --------        --------
Total Stockholders' Equity        129,374       132,579         136,389
                                 --------      --------        --------
                                 $282,863      $309,028        $291,360
                                 ========      ========        ========
See notes to consolidated financial statements.

                             OXFORD INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                NINE MONTHS ENDED MARCH 1, 1996 AND MARCH 3, 1995
                                   (UNAUDITED)
                                                      Nine Months Ended
                                               ------------------------------
                                                    March 1,       March 3,
$ in thousands                                       1996           1995
- --------------                                  ------------------------------
Cash Flows From Operating Activities
- ------------------------------------
   Net earnings                                    $    881          $ 12,747
   Adjustments to reconcile net earnings to
   net cash provided by operating activities:
    Depreciation and amortization                     6,185             5,644
    Loss (gain) on sale of property, plant
     and equipment                                        9            (1,065)
   Changes in working capital:
    Receivables                                      (3,076)          (28,914)
    Inventories                                      42,839           (23,007)
    Prepaid expenses                                 (1,720)            2,909
    Trade accounts payable                          (21,873)           (1,280)
    Accrued expenses and other current liabilities    2,462            (2,235)
  Non-current liabilities                             4,500                 -
  Deferred income taxes                                   6               404
   Other noncurrent assets                           (1,330)              207
    Net cash flows provided by (used in)         -----------         ---------
      operating activities                           28,883           (34,590)

Cash Flows From Investing Activities
- ------------------------------------
  Acquisitions                                      (11,488)               -
  Proceeds from sale of business                      1,273                -
  Purchase of property, plant and equipment          (7,002)           (8,569)
  Proceeds from sale of property, plant and
    and equipment                                       973             2,008
                                                    --------        ----------
     Net cash used in investing activities          (16,244)           (6,561)

Cash Flows From Financing Activities
- ------------------------------------
  Short-term borrowings                              (7,500)           47,500
  Payments on long-term debt                           (888)           (1,812)
  Proceeds from exercise of stock options             1,157               760
  Dividends on common stock                          (5,225)           (4,673)
     Net cash (used in) provided by                  -------           -------
        financing activities                        (12,456)           41,775

Net change in Cash and Cash Equivalents                 183               624
Cash and Cash equivalents at Beginning of Period      2,225             3,227
                                                    --------          --------
Cash and Cash Equivalents at End of Period          $ 2,408           $ 3,851
                                                    ========          ========
Supplemental Disclosure of Cash Flow Information
- ------------------------------------------------
     Cash paid for:
        Interest                                   $  4,926           $  2,635
        Income taxes                                  1,628             10,378

See notes to consolidated financial statements.

                       OXFORD INDUSTRIES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            NINE MONTHS AND QUARTERS ENDED MARCH 1, 1996
                          AND MARCH 3, 1995
                             (UNAUDITED)

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

   Item 2 Management's Discussion and Analysis of Financial
   ---------------------------------------------------------
              Condition and Results of Operations
              -----------------------------------

Results of  Operations
- ----------------------

NET SALES
  Net Sales for the third quarter of the 1996 fiscal year, which ended March 1, 1996, decreased by 9.5% from net sales for the third quarter of the previous year. Net sales for the first nine months of the current year increased 0.9% from net sales for the same period of the prior year. Mens Shirt Group sales declined. Increased sales in Tommy Hilfiger Dress Shirts,
Polo for Boys, Tommy Hilfiger Golf and Ely & Walker did not quite offset the decline in private label shirts. Tailored Clothing sales declined due to weakness in the private label sector. Mens Slacks sales increased due to continued success of the Everpress wrinkle-free product. The Womenswear sales decline was due primarily to the restructuring of the RENNY division and the divestiture of B.J. Designs.

  The Company continued to strengthen strategic alliances with its larger, more financially stable customers. Sales to the Company's fifty largest customers continued to outpace the Company's overall sales performance.

  The Company experienced an overall net sales unit volume decrease of 16.2% while experiencing an average 7.8% increase in the average sales price per unit during the third quarter of the current year. For the first nine months of the current year, the Company experienced a 0.7% decrease in overall net sales unit volume while incurring a 1.5% increase in the average sales price per unit.

COST OF GOODS SOLD
  Cost of goods sold as a percentage of net sales was 83.8% for the third quarter of the current year and 83.6% for the third quarter of the previous year. For the first nine months of the current year, cost of goods sold as a percentage of net sales was 83.2% compared to 81.6% for the same period in the prior year. The most significant event during the quarter was the Company's decision to end its Savane brand and Process 2000 licensing agreements with Farah and to discontinue the wet processing of wrinkle-free shirts. The difficulties associated with wet processing wrinkle-free shirts have not been resolved to a level of satisfaction which would warrant continuation of this product line. The Company will complete its obligations to Farah when it completes shipping the Fall 1996 season. The Company closed the Vidalia, GA wet processing facility in the current quarter and will close the Juarez, Mexico facility upon completion of production in June-July, 1996. Future wrinkle-free shirts will be made from pre-cured or post-cured fabrics treated at the fabric mill. During the third quarter, the Company provided amounts for the anticipated cost and expenses associated with this exit.

  The Company continued its inventory reduction plan in the third quarter. Even though sales declined approximately
$14,501,000, modest gains were still achieved in inventory reduction. The production curtailment associated with this inventory reduction negatively impacted manufacturing efficiencies and overhead absorption.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
  Selling, general and administrative expenses increased by 16.8% to $24,633,000 in the third quarter of fiscal 1996 from $21,098,000 in the same period of fiscal 1995. Selling, general and administrative expenses (excluding the environmental charge taken in the first quarter) increased by 7.9% to $75,547,000 in the first nine months of fiscal 1996 from $70,016,000 in the same period of fiscal 1995. As a percentage of net sales, selling, general and administrative expenses increased to 17.8% for the third quarter of fiscal 1996 from 13.8% for the third quarter of the prior year and increased to 14.7% for the first nine months of the current year from 13.7% for the first nine months of the prior year. Included in selling, general and administrative expenses are start-up cost for the Tommy Hilfiger Golf line which began shipments in the second fiscal quarter, costs associated with the continued expansion and rengineering of two distribution centers and amounts provided for exiting wrinkle-free wet processing as described previously.

INTEREST EXPENSE
  Net interest expense as a percentage of net sales increased to 0.9% in the third quarter of the current year from 0.7% in the third quarter of the previous year, and increased to 1.0% for the first nine months of fiscal 1996 from 0.5% for the same period in the prior year. This increase was due to an increase in average short-term borrowing and long-term debt from the same periods in the prior year.

INCOME TAXES
  The Company's effective income tax rate was 40.0% in fiscal
1996 for both the third quarter and the first nine months, and 40.0% for the third quarter and 40.4% for the first nine months of fiscal 1995.

FUTURE OPERATING RESULTS
  The Company expects that the apparel business environment will continue to show few signs of improving in the near term. The Company continues to be impacted by increased foreign competition and fierce competition at retail which doesn't permit the passing on of cost increases. The Company expects fourth quarter sales to be flat when compared to last year's fourth quarter. The Company expects to return to profitability in the fourth quarter without the adverse effects of wet processing; however, profitability in the fourth quarter will not be as high as in some recent years.

LIQUIDITY AND CAPITAL RESOURCES
- ------------------------------
OPERATING ACTIVITIES
  Operating activities generated $28,883,000 during the first nine months of the current year and used $34,590,000 in the first nine months of the previous year. The primary factors contributing to this change were a smaller increase in receivables and a decrease in inventory offset by a decrease in net earnings and a larger decrease in trade accounts payable as compared to the first nine month of the prior year.

  The decrease in the accounts receivable balance in the current year from the prior year was primarily due to the decreased sales in the current quarter. The decrease in inventory in the current year from the prior year was the result of planned inventory control mentioned above achieved through production curtailment. The reduction in trade accounts payable in the current year from the prior year was due to the inventory reduction.

INVESTING ACTIVITIES
  Investing activities used $16,244,000 during the first nine months of the current year and used $6,561,000 in the first nine months of the prior year. The primary factors contributing to the increase in the current year were the acquisition of Ely & Walker in the first quarter and Confecciones Monzini, S.A. located in Tegucigalpa, Honduras in the current quarter. Monzini produces approximately 72,000 dozen dress shirts per year and became a part of the Mens Shirt Group. During the second quarter, the Company completed the sale of its Los Angeles based B.J. Design Concepts division. B.J. Design Concepts was the Company's smallest stand-alone operating division with annual sales of approximately $20,000,000.

FINANCING ACTIVITIES
  Financing activities used $12,456,000 in the first nine months of fiscal 1996 and generated $41,775,000 in the first nine months of fiscal 1995. The primary factor contributing to this change was the reduction of short-term borrowing due to the operating and investing activities described above.
  Due to the exercise of employee stock options, a net of 113,490 shares of the Company's common stock have been issued during the nine months ended March 1, 1996 and no shares have been issued from March 1, 1996 through April 8, 1996.

WORKING CAPITAL
  Working capital increased from $115,054,000 at the end of the third quarter of fiscal 1995 to $143,612,000 at the end of the 1995 fiscal year and decreased to $138,602,000 at the end of the third quarter of fiscal 1996. The ratio of current assets to current liabilities was 1.8 at the end of the third quarter of the 1995 fiscal year, 2.1 at the end of the 1995 fiscal year and
2.4 at the end of the third quarter of the 1996 fiscal year.

FUTURE LIQUIDITY AND CAPITAL RESOURCES

  The Company believes it has the ability to generate cash and/or has available borrowing capacity to meet its foreseeable needs. The sources of funds primarily include funds provided by operations and short-term borrowings. The uses of funds primarily include working capital requirements, capital expenditures, acquisitions, dividends and repayment of long-term debt. The Company regularly utilizes committed bank lines of credit and other uncommitted bank resources to meet working capital requirements. On March 1, 1996, the Company had available for its use lines of credit with several lenders aggregating $50,000,000. The Company has agreed to pay commitment fees for these available lines of credit. At March 1, 1996 $50,000,000 was in use under these lines. Of the $50,000,000, $40,000,000 is long term. In addition, the Company has $178,000,000 in uncommitted lines of credit, of which $88,000,000 is reserved exclusively for letters of credit. The Company pays no commitment fees for these available lines of credit. At March 1, 1996, $26,000,000 was in use under these lines of credit. Maximum short-term borrowings from all sources during the first nine months of the current year were $125,500,000. The Company anticipates continued use and availability of both committed and uncommitted short-term borrowing resources as working capital needs may require.

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

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.
- -------------------------------------------
(a) Exhibits.
    --------
    10(j) Amendment dated December 1, 1995 to Note Agreement between the Company and SunTrust of Georgia.
              Incorporated by reference to the Company's Form
              10-K for fiscal year ended June 2, 1995.

    11        Statement re computation of per share earnings.

    27        Financial Data Schedule


(b) Reports on Form 8-K.
    --------------------
              The Registrant did not file any reports on Form
              8-K during the quarter ended March 1, 1996.

                           SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                OXFORD INDUSTRIES, INC.
                               -----------------------
                                     (Registrant)






                                /s/Ben B. Blount, Jr.
                                ---------------------
Date: April 12, 1996            Ben B. Blount Jr.
     ---------------            Chief Financial Officer