Form 10-K
period 1996-05-31
OXFORD INDUSTRIES INC
filed 1996-08-22
CIK 75288

FORM 10-K
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

   [ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended May 31, 1996
                          ------------
                                     OR

   [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                   to
                               -----------------    --------------
Commission file number  1-4365

                          OXFORD INDUSTRIES, INC.
- - --------------------------------------------------------------------
           (Exact name of Registrant as specified in its charter)

          Georgia                          58-0831862
- - -------------------------------        ------------------
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

   Title of each class                    Name of exchange on
                                          which registered
 Common Stock, $1 par value                New York Stock Exchange
- - --------------------------                -------------------------

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form
10-K. [   ]
<page 1>
     State the aggregate market value of the voting stock held by non-affiliates of the Registrant: As of August 16, 1996, the aggregate market value of the voting stock held by non-affiliates of the Registrant (based upon the closing price for the common stock on the New York Stock Exchange on that date) was approximately $99,368,719.

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the last practicable date.

                                       Number of shares outstanding
     Title of each class                    as of August 16, 1996

Common Stock, $1 par value                            8,704,721
- - --------------------------                            ---------
Documents Incorporated by Reference
- - ------------------------------------
(1) Sections of 1996 Annual Report to Stockholders (Incorporated in Parts II and IV of this Report).
(2) Sections of Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days after May 31, 1996. (Incorporated in Part III of this Report).

<page 2>


     PART I
                                ------

Item 1.  Business.
- - ------------------

                         BUSINESS AND PRODUCTS

Introduction and Background
     Oxford Industries, Inc. (the "Company") was incorporated under the laws of the State of Georgia as Oxford Manufacturing Company, Inc. on April 27, 1960. In 1967, its name was changed to Oxford Industries, Inc. Its principal office is in Atlanta, Georgia.

     The Company's primary business, which comprises a single industry segment, is the design, manufacture, marketing and sale of consumer apparel products in the popular to better price range. Substantially all of the Company's distribution facilities, offices and customers are located in the United States. Company-owned manufacturing facilities are located primarily in the southeastern United States and Central America.

     The Company is in a single line of business with two classes of similar products, menswear and womenswear. The table below sets forth, for each of the last three fiscal years, the percentage of net sales attributable to each such class of similar products:

                          Fiscal Year Ended:

                   May 31,       June 2,       June 3,
                    1996          1995          1994
                   ------        -------       -------
Menswear              78%            74%           73%
Womenswear            22%            26%           27%
                   ------        -------       -------
                     100%           100%          100%
                   ======        =======       =======

Menswear
     Primary menswear products sold include men's suits, vests, dress slacks and golfwear and men's and boys' sportswear, sportscoats, dress shirts, woven and knitted sport shirts, sweaters, slacks, shorts and jeans.

Womenswear
     Primary womenswear products sold include women's and girls' sportswear, dresses, suits, sweaters, shirts, blouses, t-shirts, sweatshirts, vests, jackets, skirts, shorts and pants. Sportswear products are marketed as coordinates, which include wardrobe items in styles and colors designed to be worn together, or as separates.

<page 3>

                             DISTRIBUTION

The Company's customers include national and regional chain stores, mail order and catalog firms, discount stores, department stores and chain and independent specialty stores. Net sales to the Company's fifty largest customers increased by 1.9% while net sales to all other customers declined 23.5%. This is due to the Company's continuing focus on large, financially stable retailers.

                         Customer Distribution Analysis

                         May 31, 1996         June 2, 1995
                       Total     Sales %   Total        Sales %
                       Customers           Customers
                       --------- --------  ---------    -------
Top 50                      50   92.37%         50      91.46%
All Other                3,146    7.63%      3,431       8.54%
                       --------- --------  ---------    -------
Total                    3,196    100%       3,481       100%



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

     The Company works closely with many customers to develop large-volume product programs prior to commencement of production, enabling the Company to take advantage of relative efficiencies in planning, raw materials purchasing and utilization of production facilities. Products sold under these programs are in the popular price range and usually carry the customers' trademarks, although the Company offers some branded and designer programs for this customer market.

     The Company employs a sales force consisting of salaried and commissioned sales employees and independent commissioned sales representatives. Apparel sales offices and showrooms are maintained by the Company in Atlanta, Chicago, New York and in both Dallas and Plano, Texas. Other showrooms are maintained by independent commissioned sales representatives. A majority of the Company's business is conducted by direct contacts between the Company's divisional management and buyers and other executives of the Company's customers.

<page 4>

          MANUFACTURING, RAW MATERIALS AND SOURCES OF SUPPLY

Manufacturing and Raw Materials
     Apparel products are manufactured from cotton, linen, wool, silk, other natural fibers, synthetics and blends of these materials. Materials used by the Company in its manufacturing operations are purchased from numerous domestic and foreign textile mills and converters in the form of woven or knitted finished fabrics. Buttons, zippers, thread and other trim items are purchased from both domestic and foreign suppliers. The Company's manufacturing facilities perform cutting, sewing and related operations to produce finished apparel products from these materials. At the end of the 1996 fiscal year, domestic production for the Company accounted for 31% of the Company's business, of which approximately 22% came from the Company's United States manufacturing facilities, and approximately 9% came from United States contractors.

     The Company also purchases fabric and places it with domestic and foreign independent contractors for production of goods conforming to the Company's patterns, specifications and quality standards. The Company also performs independent contracting services for other companies to ensure maximum utilization of its production facilities.

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

     The Company also uses its own facilities in Mexico, the Dominican Republic, Costa Rica and Honduras. These facilities generally assemble apparel products from components made primarily in the United States.

Sources of Supply
     The Company regards its domestic and foreign sources of raw materials, finished goods and outside production as adequate, and is not dependent on any single source or contractor. No single supplier or contractor accounts for a material portion of the Company's purchases or business. Alternative competitive sources are available, and the Company does not anticipate significant difficulty in meeting its supply and outside production requirements. There are occasions, however, where the Company is unable to take customer orders on short notice because of the minimum lead time required to produce a garment that is acceptable to the customer in regards to cost, quantity, quality and service.

     The Company's import business could be adversely affected by currency exchange fluctuations, changes in United States import duties and trade restraints, political unrest in exporting countries, and other factors normally associated with imports. The Company believes it has diminished potential risks in its import business by placing import programs with suppliers in many different countries. The Company continues to expand assembly
<page 5>

operations in the Caribbean Basin to take greater advantage of incentives implicit in United States trade policy.

                   TRADEMARKS, LICENSES AND PATENTS

Trademarks
     Principal menswear trademarks owned by the Company are "Lanier Clothes" for men's suits and sportcoats; "Oxford Shirtings" for men's shirts; "Travelers Worsted" for mens suits; "Everpress" for men's slacks; "928" for young men's suited separates; and "Ely Cattleman" and "Plains" for men's western wear.

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

Licenses
     The Company also has the right to use trademarks under license and design agreements with the trademarks' owners. Principal menswear trademarks the Company has the right to use are "Polo by Ralph Lauren" for boy's shirts, suits, shorts, sweat suits, woven and knitted sportswear, pants, sweaters, outerwear, jackets, denim jeans and caps; "Robert Stock" for men's suits, sportcoats and dress slacks; "Oscar de la Renta" for men's suits, sportcoats, vests, and dress slacks; and "Tommy Hilfiger" for men's dress shirts and golf apparel. Additionally, the Company entered into a new license agreement which will allow the Company to use
"Nautica" for men's tailored suits, sports coats and dress slacks.

     The above mentioned license and design agreements will expire at various dates through 2000. Many of the Company's licensing agreements are eligible for renewal to extend the licenses through various dates from 1997 through 2006.

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

<page 6>




            SEASONAL ASPECTS OF BUSINESS AND ORDER BACKLOG

Seasonal Aspects of Business
     The Company's business is generally divided among four retail selling seasons: Spring, Summer, Fall and Holiday. Seasonal factors can cause some variance in production and sales levels among fiscal quarters in any fiscal year, but the Company does not regard its overall business as highly seasonal.


Order Backlog
     A large portion of sales are booked in advance of each season, and it is therefore normal for the Company to maintain a significant order backlog. As of May 31, 1996 and June 2, 1995, the Company had booked orders amounting to approximately $163,047,000 and $165,276,000, respectively, all of which will be shipped within six months after each such date. These numbers represent only store orders on hand and do not include private-label contract balances. The Company is experiencing a greater percentage of at-once EDI "Quick response" programs with large retailers. Replenishment shipments under these programs generally possess such an abbreviated order life as to exclude them from the order backlog completely. The Company does not believe that this backlog information is indicative of sales to be expected for the following year, because order backlog at the end of May primarily represents only Fall season business.

                            WORKING CAPITAL

     Working capital needs are affected primarily by inventory levels, outstanding receivables and trade payables. The Company had available for its use committed lines of credit with several lenders aggregating $50,000,000 at May 31, 1996. These lines of credit are used by the Company to cover fluctuations in working capital needs. The Company had $45,000,000 outstanding under these lines of credit at the end of the 1996 fiscal year, and $50,000,000 outstanding at the end of the 1995 fiscal year. In addition, at the end of fiscal 1996, the Company had $188,000,000 in uncommitted lines of credit of which $98,000,000 was reserved for the issuance of letters of credit. At May 31, 1996 $20,500,000 was outstanding under these lines of credit. At the end of fiscal 1995 the Company had $173,000,000 in uncommitted lines of credit of which $98,000,000 was reserved for the issuance of letters of credit. At June 2, 1995 $33,500,000 was outstanding under these uncommitted lines of credit. The total amount of letters of credit outstanding totaled approximately $66,000,000 at the end of fiscal 1996, and approximately $50,100,000 at the end of fiscal 1995. The Company had cash of $1,015,000 and $2,225,000 at the end of the 1996 and 1995 fiscal years. The average interest rate on all short-term borrowings for the fiscal year was 6.1%. The Company anticipates continued use and availability of short-term borrowings as working capital needs may require.


    Inventory levels are affected by order backlog and anticipated sales. It is general practice of the Company to offer payment terms of net 30 to the majority of its customers, from date of shipment.

<page 7>
     The Company believes that its working capital requirements and financing resources are comparable with those of other major, financially sound apparel manufacturers.



                            MAJOR CUSTOMERS

     The Company's ten largest customers accounted for approximately 70 percent of the Company's net sales in fiscal 1996 and approximately 69 percent in fiscal 1995. JCPenney Company, Inc. accounted for 22 percent and 20 percent of net sales in the 1996 and 1995 fiscal years, respectively. Lands' End, Inc. accounted for 9 percent and 10 percent of net sales in the 1996 and 1995 fiscal years, respectively. The Company believes that its relationships with all of its major customers, including JCPenney Company, Inc., and Lands' End, Inc., are excellent.

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

     Growth in apparel imports and direct importing by retailers present competitive risks to domestic apparel manufacturers. The United States has implemented restrictive quotas on the importation of many classifications of textiles and textile products from certain countries and has adopted restrictive regulations governing textile and apparel imports. Through December of 1994, these restraints were permitted pursuant to the Multi-Fiber Arrangement
(MFA), an international textile trade agreement to which the United States was a party. During the Uruguay Round of the General Agreement on Tariffs and Trade, the United States and other countries negotiated a successor agreement to the MFA known as the Agreement on Textiles and Clothing (ATC). The ATC became effective on January 1, 1995.

     The ATC requires that importing countries remove product classifications comprising approximately half of their 1990 imports of textile and apparel products from coverage under their quota systems in three stages over a ten year period. The remaining classification are to be removed from coverage under the importing countries' quota systems on January 1, 2005. However, the ATC

<page 8>

allows importing countries such as the United States significant discretion in determining when during the ten year period particular product classifications are removed from quota coverage. The United States has announced a plan that will keep quotas on the products deemed most sensitive to import competition in place until the latter stages of the ten year period. In addition, the ATC requires importing countries to increase the rate of growth of existing quota levels by a specified amount each year. Finally, the ATC permits importing countries, under certain conditions, to impose new quotas on the importation of textile and apparel products during the ten year phase out period. Thus, the extent to which the ATC will liberalize trade in textile and apparel products over the next ten years is unclear. Reduced restrictions on the importation of textiles and textile products could increase competitive import pressure on the Company's domestic manufacturing operations, but could also positively affect its sourcing activities in some countries.

      Another source of competition is the increasing use of buying offices by certain of the Company's customers and other retailers. These buying offices permit the retailer to source directly from (primarily) foreign manufacturers, by-passing intermediate apparel manufacturing companies. The Company is unable to quantify the effect of this trend on its sales and profits but believes that the use of buying offices adversely affects both. The Company believes that the relative price advantage to retailers of direct sourcing is offset to an extent by the Company's ownership of or long term relationships with foreign facilities and by services provided to its customers such as delivery flexibility and manufacturing expertise.

                               EMPLOYEES

     As of May 31, 1996, the Company employed 7,043 persons, approximately 84% of whom were hourly and incentive paid production workers. The Company believes its employee relations are excellent.

Item 2.  Properties.
- - --------------------

     At May 31, 1996 the Company operated a total of 21 production plants. Domestic plants, of which nine plants are owned and three plants are leased, are located in Alabama, Georgia, Mississippi, North Carolina, South Carolina and Virginia. Foreign plants, of which three are owned and six are leased, are located in Mexico, Dominican Republic, Costa Rica and Honduras. In the fiscal year ended May 31, 1996 the Company closed six domestic manufacturing facilitates(Alamo, GA; Dechard, TN; Bowman, GA; Monticello, GA; Lyons, GA; and Burgaw, NC). These closings are a direct result of the intense competitive pressures that require the Company to utilize the most cost effective sources. The production output for the closed plants has been or will be replaced with more cost effective off-shore sources. Additionally, the company has completed plans for expansions in Mexico and the Philippines.


     The Company also maintains separate warehousing and distribution facilities (in addition to space allocated for these purposes in or adjacent to manufacturing plants) in Arizona,

<page 9>

Georgia, Mississippi, Tennessee and South Carolina.

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

     General offices are maintained in a facility owned by the Company in Atlanta, GA. The Company leases sales, purchasing and administrative offices in Atlanta, Chicago, Hong Kong, New York, Singapore, Bangladesh, Philippines, Sri Lanka, and in both Dallas and Plano, Texas.

     The Company owns substantially all of its machinery and equipment. Current facilities are adequately covered by insurance, generally well maintained and provide adequate production capacity for current and anticipated future operations.

Item 3.  Legal Proceedings.
- - ---------------------------
      Not applicable.


Item 4.  Submission of Matters to a Vote of Security Holders.
- - -------------------------------------------------------------

     Not applicable.


<page 10>




Item 4A.  Executive Officers of the Registrant.
- - -----------------------------------------------
        Name              Age             Office Held
- - ---------------------    ---         -------------------------
J. Hicks Lanier           56          Chairman of the Board,
                                      President and Chief
                                      Executive Officer

Ben B. Blount, Jr         57          Executive Vice President --
                                      Finance, Planning and
                                      Development and Chief
                                      Financial Officer


Knowlton J. O'Reilly      56          Group Vice President


      Messrs. J. Hicks Lanier, Ben B. Blount, Jr. and Knowlton J.
O'Reilly are also directors of the Company. The Board of Directors of the Company elects executive officers annually.

     Mr. J. Hicks Lanier has served as President of the Company since 1977. In 1981 he was elected as Chairman of the Board.

     Mr. Ben B. Blount, Jr. was Executive Vice President -- Planning and Development from 1986 - 1995. Mr. Blount was President of Kayser Roth Apparel, an apparel manufacturer and marketer, from 1982 to 1986. Prior to 1982 he was Group Vice President of the Company. In 1995 he was elected to serve in his present position as Executive Vice President of Finance, Planning and Administration and Chief Financial Officer.

        Mr. Knowlton J. O'Reilly has served as Group Vice President of the Company since 1978.

                                PART II
                                -------
Item 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters
- - ------------------------------------------------------------

     Incorporated by reference to the table presented under the heading "Common Stock Information" on page 23 of the Company's 1996 Annual Report to Stockholders (Exhibit 13 hereto). On August 16, 1996, there were 866 holders of record of the Company's common stock.



Item 6.  Selected Financial Data.
- - ---------------------------------

     Incorporated by reference to page 12 of the Company's 1996
Annual Report to Stockholders (Exhibit 13 hereto).

<page 11>




Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.
- - ----------------------------------------------------------

     Incorporated by reference to page 13 through 15 of the Company's 1996 Annual Report to Stockholders (Exhibit 13 hereto).

On August 19, 1996, the Company authorized the purchase of up to 500,000 shares of its common stock in privatley negotiated and open market purchases.


8.  Financial Statements and Supplementary Data.
- - -----------------------------------------------------

     Financial statements, including selected quarterly financial data, are incorporated by reference to pages 16 through 23 of the Company's 1996 Annual Report to Stockholders (Exhibit 13 hereto).




Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure.
- - ---------------------------------------------------------

     Not applicable.

                               PART III
                               --------

Item 10.  Directors and Executive Officers of the Registrant.
- - -------------------------------------------------------------

     Information required by this item covering directors of the Company is incorporated by reference to the information presented under the heading "Election of Directors - Directors and Nominees" in the Company's Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days after May 31, 1996. Information required by this Item covering executive officers of the Company is set forth under Item 4A of this Report.


Item 11.  Executive Compensation.
- - ---------------------------------

     Incorporated by reference to the information presented under the heading "Executive Compensation and Other Information" in the Company's Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days after May 31, 1996.



Item 12.  Security Ownership of Certain Beneficial Owners and
          Management.
- - -------------------------------------------------------------

     Incorporated by reference to the information presented under the heading "Beneficial Ownership of Common Stock" in the Company's Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days after May 31, 1996.

<page 12>

Item 13.  Certain Relationships and Related Transactions.
- - ---------------------------------------------------------

     Incorporated by reference to the information presented under the heading "Executive Compensation and Other Information - Compensation Committee Interlocks and Insider Participation" in the Company's Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days after May 31, 1996.



                                PART IV
                             -------

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K.
- - -----------------------------------------------------------------

(a) 1.  Financial Statements
        --------------------

     Included on pages 16 through 23 of the 1996 Annual Report to Stockholders (Exhibit 13 hereto) and incorporated by reference in this Form 10-K:


            Report of Independent Public Accountants.

            Consolidated Balance Sheets at May 31, 1996 and
            June 2, 1995

            Consolidated Statements of Earnings for years ended
            May 31, 1996, June 2, 1995 and June 3, 1994.

            Consolidated Statements of Stockholders' Equity for years ended May 31, 1996, June 2, 1995 and June 3,
            1994.

            Consolidated Statements of Cash Flows for years ended
            May 31, 1996, June 2, 1995 and June 3, 1994.

            Notes to Consolidated Financial Statements for years ended May 31, 1996, June 2, 1995 and June 3, 1994.


     2.  Financial Statement Schedules
         -----------------------------

         Included herein:

            Report of Independent Public Accountants on
            Financial Statement Schedule.

            Schedule II - Valuation and Qualifying Accounts.

<page 13>


   3.   Exhibits
          --------

3(a) Articles of Incorporation of the Company. Incorporated by reference to Exhibit 3(a) to the Company's Form 10-Q for the fiscal quarter ended August 28, 1992.


3(b) Bylaws of the Company. Incorporated by reference to Exhibit 3(b) to the Company's Form 10-K for fiscal year ended June
      3, 1994.


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

10(e) Summary of Executive Medical Reimbursement Plan.
      Incorporated by reference to Exhibit 10(e) to the Company's
      Form 10-K for the fiscal year ended June 3, 1994.

10(f) Management Incentive Bonus Program, as amended through June
      1, 1991.

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

10(j)  Note Agreement between the Company and SunTrust Bank dated
      December 1, 1995 covering the Company's long term note due June 30, 1997. Incorporated by reference to Exhibit 10(j) to the Company's Form 10-Q for the fiscal quarter ended March 1, 1996.

11    Statement re computation of per share earnings.

13 1996 Annual Report to Stockholders (furnished for the information of the Commission and not deemed "filed" or part of this Form 10-K except for those portions expressly incorporated herein by reference).

24    Consent of Arthur Andersen LLP

<page 14>

25    Powers of Attorney.


27    Financial Data Schedule.

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

<page 15>


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

                                  Oxford Industries, Inc.





                                         /s/J. Hicks Lanier
                                         ------------------
                                         Chairman and President


Date:   August 22, 1996
        ---------------
        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.

      Signature               Capacity                     Date
- - --------------------------   -----------------           ---------





/s/J. Hicks Lanier          Chairman and                 08/22/96
- - --------------------------  President, Chief             --------
J. Hicks Lanier             Executive Officer
                            and Director




/s/Ben B. Blount Jr.        Executive                    08/22/96
- - --------------------------  Vice President,              --------
Ben B. Blount Jr.           Chief Financial
                            Officer and
                            Director




/s/Debra A. Pauli           Controller and               08/22/96
- - --------------------------  Chief Accounting             --------
Debra A. Pauli              Officer


<page 16>




/s/David K. Ginn             Director                     08/22/96
- - --------------------------                                --------
Cecil D. Conlee*



/s/David K. Ginn             Director                     08/22/96
- - --------------------------                                --------
John B. Ellis*



/s/David K. Ginn             Director                     08/22/96
- - --------------------------                                --------
Thomas Gallagher*



/s/David K. Ginn              Director                    08/22/96
- - --------------------------                                --------
Clifford M Kirtland, Jr.*


/s/David K. Ginn              Director                    08/22/96
- - --------------------------                                --------
J. Reese Lanier*



/s/David K. Ginn              Director                    08/22/96
- - --------------------------                                --------
R. William Lee, Jr.*



/s/David K. Ginn             Director                     08/22/96
- - --------------------------                                --------
Knowlton J. O'Reilly*


/s/David K. Ginn             Director                      08/22/96
- - --------------------------                                --------
Clarence B. Rogers, Jr.*



/s/David K. Ginn             Director                      08/22/96
- - --------------------------                                --------
Robert E. Shaw*



/s/David K. Ginn             Director                      08/22/96
- - --------------------------                                --------
E. Jenner Wood*

*by power of attorney

<page 17>


               REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ON FINANCIAL STATEMENT SCHEDULE



To Oxford Industries, Inc.:


     We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in Oxford Industries, Inc.'s 1996 Annual Report to Stockholders incorporated by reference in this Form 10-K, and have issued our report thereon, dated July 12, 1996. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Item 14(a)2 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




                             ARTHUR ANDERSEN LLP


Atlanta, Georgia
July 12, 1996


<page 18>




























                     OXFORD INDUSTRIES, INC. AND SUBSIDIARIES
                     ----------------------------------------
                 SCHEDULE  II - VALUATION AND QUALIFYING ACCOUNTS
                -------------------------------------------------

   Column A                     Column B        Column C           Column D    Column E
- - ----------------------          ---------- --------------------    ----------  --------
                                                   Additions       Deductions
                                ---------- ---------------------  ----------
                                Balance at    Charged                          Balance
                                Beginning       to                             at End
    Description                 of Period     Income   Recoveries  Write-Offs  of Period
- - ----------------------          ---------- ----------  ----------  ----------  ----------

Reserves for losses
from accounts receivable:

Year ended June 3, 1994       $1,993,000   $1,793,000     $73,000  $1,559,000   $2,300,000
                              ==========   ==========     =======  ==========   ==========

Year ended June 2, 1995       $2,300,000     $326,000    $367,000    $293,000   $2,700,000
                               ==========  ==========    ========  ==========   ==========

Year ended May 31, 1996         $2,700,000   $234,000    $199,000    $333,000   $2,800,000
                               =========== ===========   ========    ========   ==========

<page 19>