Form 10-Q
period 1996-08-30
OXFORD INDUSTRIES INC
filed 1996-10-11
CIK 75288

SECURITIES AND EXCHANGE COMMISSION
                           	WASHINGTON, D.C.  20549
                                  	FORM 10-Q

       [ X ]  Quarterly Report Pursuant To Section 13 or 15(d) of
                 The Securities Exchange Act of 1934

               	For the quarterly period ended August 30, 1996
                                               ---------------
                                  OR
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
Yes   X     No
    -----      -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                   Number of shares outstanding
    Title of each class                as of October 7, 1996
---------------------------        ----------------------------
Common Stock, $1 par value                   8,705,721















PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements.
------------------------------
                              	OXFORD INDUSTRIES, INC.
                        	CONSOLIDATED STATEMENTS OF EARNINGS
                 QUARTERS ENDED AUGUST 30, 1996 AND SEPTEMBER 1, 1995
                                   	(UNAUDITED)

                                                  Quarter Ended
                                            --------------------------
$ in thousands except per                   August 30,    September 1,
  share amounts                               1996            1995
-------------------------                   ----------    ------------

Net Sales                                     $172,517        $189,254
                                              --------        --------
Costs and Expenses:
     Cost of goods sold                        140,943         157,131
     Selling, general
       and administrative                       24,686          25,318
     Provision for environmental
       remediation                                  -            4,500
     Interest                                    1,096           1,841
                                              --------        --------
                                               166,725         188,790
                                              --------        --------
Earnings Before Income Taxes                     5,792             464
Income Taxes                                     2,317             186
                                              --------        --------
Net Earnings                                  $  3,475        $    278
                                              ========        ========

Net Earnings Per Common Share                     $.40            $.03
                                              ========        ========
Average Number of Shares
  Outstanding                                8,774,608       8,700,450
                                             =========       =========

Dividends Per Share                              $0.20          $0.20
                                                ======          ======

-------------------------
See notes to consolidated financial statements.























                                 OXFORD INDUSTRIES, INC.
                              	CONSOLIDATED BALANCE SHEETS
              	  AUGUST 30, 1996, MAY 31, 1996 AND SEPTEMBER 1, 1995
                          	(UNAUDITED EXCEPT FOR MAY 31, 1996)

                                   August 30,      May 31,   September 1,
$ in thousands                        1996          1996         1995
--------------                    ------------     --------  -----------
Assets
------
Current Assets:
  Cash                               $   3,857    $   1,015     $ 10,274
  Receivables                          108,249       84,593      109,459
  Inventories:
    Finished goods                      81,411       75,787       94,973
    Work in process                     23,109       24,717       29,209
    Fabric, trim & supplies             32,762       36,285       35,325
                                      --------     --------     --------
                                       137,282      136,789      159,507
  Prepaid expenses                      12,710       13,747       14,355
                                      --------     --------     --------
    Total Current Assets               262,098      236,144      293,595
Property, Plant and Equipment           35,727       36,659       40,004
Other Assets                             6,105        6,300        5,171
                                      --------     --------     --------
                                      $303,930     $279,103     $338,770
                                      ========     ========     ========
Liabilities and Stockholders' Equity
------------------------------------
Current Liabilities:
  Notes payable                       $ 56,000     $ 25,500     $ 82,500
  Trade accounts payable                37,517       49,676       40,517
  Accrued compensation                   8,910        7,225        8,390
  Other accrued expenses                15,359       13,014       14,489
  Dividends payable                      1,755        1,760        1,741
  Income taxes                           2,771           -            -
  Current maturities of
    long-term debt                       1,631        1,632        4,732
                                      --------     --------     --------
    Total Current Liabilities          123,943       98,807      152,369

Long-Term Debt,
  less current maturities               44,394       45,051       46,830

Non-Current Liabilities                  4,500        4,500        4,500

Deferred Income Taxes                    1,890        1,786        3,825

Stockholders' Equity:
  Common stock                           8,705        8,803        8,705
  Additional paid-in capital             8,174        8,211        7,145
  Retained earnings                    112,324      111,945      115,396
                                      --------     --------     --------
Total Stockholders' Equity             129,203      128,959      131,246
                                      --------     --------     --------
Total Liabilities and Stockholders'
  Equity                              $303,930     $279,103     $338,770
                                      ========     ========     ========
-------------------
See notes to consolidated financial statements.








                               OXFORD INDUSTRIES, INC.
                        	CONSOLIDATED STATEMENTS OF CASH FLOWS
                  	QUARTERS ENDED AUGUST 30, 1996 AND SEPTEMBER 1, 1995
                                   	(UNAUDITED)
                                                       Quarter Ended
                                               -----------------------------
                                                August 30,        September 1,
$ in thousands                                    1996              1995
--------------                                 ------------      ------------
Cash Flows from Operating Activities:
-------------------------------------
  Net earnings                                      $ 3,475          $    278
  Adjustments to reconcile net earnings to
  net cash provided by (used in) operating activities:
    Depreciation and amortization                     2,047             1,939
	   Provision for environmental remediation          	   -	             4,500
    (Gain) on sale of property, plant
       and equipment                                    (38)               (6)
  Changes in working capital:
     Receivables                                    (23,656)          (24,448)
     Inventories                                       (493)           13,631
     Prepaid expenses                                 1,037            (1,325)
     Trade accounts payable                         (12,159)          (14,640)
     Accrued expenses and other current liabilities   4,030             1,605
     Income taxes payable                             2,771                -
 Deferred income taxes                                  104               (37)
 Other noncurrent assets                                 (9)            1,331
       Net cash flows (used in)                     --------          --------
         operating activities                       (22,891)          (17,172)

Cash Flows from Investing Activities:
-------------------------------------
  Acquisitions                                          -              (8,763)
  Purchase of property, plant and equipment           (987)            (3,334)
  Proceeds from sale of property, plant and
     and equipment                                     114                109
                                                   --------          --------
        Net cash (used in) investing activities        (873)          (11,988)

Cash Flows from Financing Activities:
-------------------------------------
  Short-term borrowings                              30,500            39,000
  Payments on long-term debt                           (658)             (181)
  Proceeds from exercise of stock options                24               129
  Purchase and retirement of common stock	           (1,500)         	      -
  Dividends on common stock                          (1,760)           (1,739)
                                                    --------          --------
     Net cash provided by financing activities       26,606            37,209

Net Change in Cash and Cash Equivalents               2,842             8,049
Cash and Cash Equivalents at Beginning of Period      1,015             2,225
                                                   --------          --------
Cash and Cash Equivalents at End of Period         $  3,857          $ 10,274
                                                   ========          ========

Supplemental Disclosure of Cash Flow Information
------------------------------------------------
     Cash paid (received) for:
        Interest, net                                 1,080          $  1,798
        Income taxes                                 (1,581)           (2,934)

See notes to consolidated financial statements.








                           	OXFORD INDUSTRIES, INC.
                 	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             	QUARTERS ENDED AUGUST 30, 1996 AND SEPTEMBER 1, 1995
                               	(UNAUDITED)

1.		The foregoing unaudited consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods.  All such adjustments are of a normal recurring nature.  The results for interim periods are not necessarily indicative of results to be expected for the year.

2.		The financial information presented herein should be read in conjunction with the consolidated financial statements included in the Registrant's
Annual Report on Form 10-K for the fiscal year ended May 31, 1996.

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

















































Item 2.  Management's Discussion and Analysis of Financial
----------------------------------------------------------
Condition and Results of Operations.
------------------------------------

	Results of Operations
	-----------------------


NET SALES
Net sales for the first quarter of the 1997 fiscal year, which ended
August 30, 1996, declined by 8.8% from net sales for the first quarter of the previous year. Men's Shirt Group sales declined by $11,716,000. The increased sales in Polo7 for Boys, Tommy Hilfiger7 Dress Shirts and Tommy Hilfiger Golf did not offset declines in private label dress and sport shirts, Ely & Walker and the discontinued Savane7 license. Some of the private label decline was due to the Company's wrinkle-free, wet-processing exit and was therefore favorable to earnings. Tailored Clothing sales increased $2,594,000 with increases in Oscar de la Renta7 and private label. Men's Slacks sales declined slightly. Ongoing Womenswear sales declined $3,142,000 with a further decline of $3,964,000 due to last year's divestiture (B.J. Designs) and closure (RENNY).

The Company experienced an overall net sales unit volume decrease of approximately 17.5% and an overall 10.2% increase in the average net sales price per unit. The increase in the average sales price per unit was due to increased sales in the Company's higher margin lines, and decreased sales in private label, lower margin lines.

COST OF GOODS SOLD
Cost of goods sold as a percentage of net sales, was 81.7% in the first quarter of the current year as compared to 83.0% in the first quarter of the prior year. The decrease in cost of goods sold as a percentage of net sales was due in part to the increased sales of higher margin lines. Another factor contributing to the decreased percentage was a 30% reduction in the Company's domestic production capacity and a 35% increase in the Company's offshore production capacity from the same period in the prior year.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses (excluding the environmental charge in the first quarter of the prior year) declined by $632,000 to $24,686,000 or 14.3% of net sales in the first quarter of the current year from $25,318,000 or 13.4% of net sales in the first quarter of the prior year. The decrease in selling, general and administrative expenses are predominantly the result of last year's divestiture (B.J Designs) and closure (RENNY).

INTEREST EXPENSE
Net interest expense declined by $745,000 to $1,096,000 or 0.6% of net sales in the first quarter of the current year from $1,841,000 or 1.0% of net sales in the first quarter of the prior year. The reduction in interest expense was due primarily to the reduced inventory from the prior year.

INCOME TAXES
The Company's effective tax rate was 40.0% in the first quarter of the current year and 40.1% in the first quarter of the previous year and does not differ significantly from the Company's statutory rate.

FUTURE OPERATING RESULTS
The Company views the improvement in apparel sales at retail in August as encouraging, however the Company expects the continuation of highly competitive market conditions at wholesale and retail. The Company expects sales in the second quarter to be approximately even with last year and sales for the year to be equal to or slightly higher than the last fiscal year. The Company expects improved profitability to continue throughout the remainder of the year.


LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES
Operating activities used $22,891,000 during the first quarter of the current year and used $17,172,000 in the first quarter of the prior year. The primary factors contributing to this increased use of funds were decreased inventory offset by increased net earnings and a smaller decrease in trade payables from the prior year.

INVESTING ACTIVITIES
Investing activities used $873,000 in the current quarter and used $11,988,000 in the comparable quarter of the prior year. The primary factors contributing to this change were the acquisition of Ely & Walker in the first quarter of the prior year and the completion of several facility expansions which were in progress in the first quarter of the prior year.

FINANCING ACTIVITIES
Financing activities generated $26,606,000 in the current period and $37,209,000 in the comparable period of the prior year. The primary factor contributing to this decrease was decreased short-term borrowings, due to the operating and investing activities described above.

The Company purchased and retired 100,000 shares of its common stock during the three months ended August 30, 1996. During the period after the end of the first quarter through October 7, 1996, no shares have been purchased and retired. Due to the exercise of employee stock options a net of 1,400 shares of the Company's common stock were issued during the quarter ended August 30, 1996 and 1,240 shares were issued since August 30, 1996 through October 7, 1996.

On October 7, 1996 the Company's Board of Directors declared a cash dividend of $.20 per share payable November 30, 1996 to shareholders of record on November 15, 1996.

WORKING CAPITAL
Working capital decreased from $141,226,000 at the end of the first quarter of the prior year to $137,337,000 at the end of the 1996 fiscal year and increased to $138,155,000 at the end of the first quarter of the current fiscal year. The ratio of current assets to current liabilities was 1.9 at the end of the first quarter of the prior year, 2.4 at the end of the prior fiscal year, and 2.1 at the end of the first quarter of the current year.



FUTURE LIQUIDITY AND CAPITAL RESOURCES

The Company believes it has the ability to generate cash and/or has available borrowing capacity to meet its foreseeable needs. The sources of funds primarily include funds provided by operations and both short and long-term borrowings. The uses of funds primarily include working capital requirements, capital expenditures, acquisitions, dividends and repayment of long-term debt. The Company regularly utilizes committed bank lines of credit and other uncommitted bank resources to meet working capital requirements. On August 30, 1996, the Company had available for its use lines of credit with several lenders aggregating $50,000,000. The Company has agreed to pay commitment fees for these available lines of credit. At August 30, 1996, $45,000,000 was in use under these lines. Of the $45,000,000, $40,000,000 is long-term. In addition, the Company has $188,000,000 in uncommitted lines of credit, of which $98,000,000 is reserved exclusively for letters of credit. The Company pays no commitment fees for these available lines of credit. At August 30, 1996, $51,000,000 was in use under these lines of credit. Maximum borrowings from all these sources during the first three months of the current year were $96,000,000 of which $56,000,000 was short-term. The Company anticipates continued use and availability of both committed and uncommitted resources as working capital needs may require.

The Company considers possible acquisitions of apparel-related businesses that are compatible with its long-term strategies. There are no present plans to sell securities or enter into off-balance sheet financing arrangements.


ADDITIONAL INFORMATION

For additional information concerning the Company's operations, cash flows, liquidity and capital resources, this analysis should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements contained in the Company's Annual Report for fiscal 1996.


























































	PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.
------------------------------------------

(a) Exhibits.
    ---------
    10(h) 1992 Stock Option Plan.

    10(i) Note Agreement between the Company and SunTrust of Georgia dated August 30, 1996 covering the Company's long term note due December 31, 1997.

11   Statement re computation of per share earnings.


    27   Financial Data Schedule.

(b) Reports on Form 8-K.
    --------------------
The Registrant did not file any reports on Form 8-K during the quarter ended August 30, 1996.













































	SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                OXFORD INDUSTRIES, INC.
                                -----------------------
                                     (Registrant)








                                /s/Ben B. Blount, Jr.
                                --------------------------
Date: October 11, 1996          Ben B. Blount, Jr.
      ---------------           Chief Financial Officer