Form 10-Q
period 1996-11-29
OXFORD INDUSTRIES INC
filed 1997-01-09
CIK 75288

11

               SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549
                           FORM 10-Q

       [ X ]  Quarterly Report Pursuant To Section 13 or 15(d) of
                 The Securities Exchange Act of 1934

        For the quarterly period ended November 29, 1996
                                        ----------------
                                  OR
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
Yes   X     No
    -----      -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                   Number of shares outstanding
    Title of each class                as of January 6, 1997
---------------------------        ----------------------------
Common Stock, $1 par value                   8,727,561

                    PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements.
-----------------------------


                        OXFORD INDUSTRIES, INC
                  CONSOLIDATED STATEMENT OF EARNINGS
 SIX MONTHS AND QUARTERS ENDED NOVEMBER 29, 1996 AND DECEMBER 1, 1995
                              (UNAUDITED)


                           Six months Ended              Quarter Ended
                      -------------------------   ------------------------
$in thousands except    November 29, December 1,    November 29, December 1,
per share amounts          1996        1995            1996         1995
                      ------------ -----------    ------------ -----------
Net Sales                 $375,751    $376,320       $203,234   $187,066

Costs and Expenses:
   Cost of Goods Sold      307,218     312,353        166,275    155,222
   Selling, general and
    administrative          49,576      50,914         24,890     25,596
   Provision for environmental
    remediation                  -       4,500              -          -
   Interest                  2,167       3,717          1,071      1,876
                           -------     -------        -------    -------
Total Costs and Expenses   358,961     371,484        192,236    182,694
                           -------     -------        -------    -------

Earnings Before
  Income Taxes              16,790       4,836         10,998      4,372

Income Taxes                 6,716       1,935          4,399      1,749
                           -------     -------        -------    -------
Net Earnings              $ 10,074     $ 2,901        $ 6,599    $ 2,623
                          ========     =======        =======    =======
Net earnings Per
Common share                 $1.15       $0.33          $0.75      $0.30
                           =======     =======        =======    =======
Average Number of Shares
   Outstanding           8,741,465   8,707,324      8,707,924  8,714,170
                         =========   =========      =========  =========
Dividends Per Share          $0.40       $0.40          $0.20      $0.20
                         =========   =========      =========  =========

See notes to consolidated financial statements.

                        OXFORD INDUSTRIES, INC.
                      CONSOLIDATED BALANCE SHEETS
         NOVEMBER 29, 1996, MAY 31, 1996 AND DECEMBER 1, 1995
                  (UNAUDITED EXCEPT FOR MAY 31, 1996)


$ in thousands          November 29,        May 31,       December 1,
--------------               1996             1996           1995
                         -----------        -------       -----------
Assets
------
Current Assets:
  Cash                       $ 3,710       $ 1,015           $ 4,254
  Receivables                107,786        84,593            95,674
  Inventories:
     Finished goods           66,956        75,787            81,981
Work in process               22,509        24,717            17,493
     Fabric, trim & supplies  31,818        36,285            30,896
                            --------      --------          --------
                             121,283       136,789           130,370
  Prepaid expenses            13,910        13,747            14,565
                            --------      --------          --------
     Total Current Assets    246,689       236,144           244,863
Property Plant and Equipment  34,299        36,659            38,961
Other Assets                   5,941         6,300             7,600
                            --------      --------          --------
  Total Assets              $286,929      $279,103          $291,424
                            ========      ========          ========

Liabilities and Stockholders' Equity
------------------------------------
Current Liabilities
  Notes payable              $28,000       $25,500           $38,000
  Trade accounts payable      39,644        49,676            36,022
  Accrued compensation         8,715         7,225             7,784
  Other accrued expenses      19,327        13,014            13,580
  Dividends payable            1,743         1,760             1,745
  Income taxes                 3,224             -                 -
  Current maturities of long-
     term debt                 1,397         1,632             4,625
                            --------      --------          --------
 Total Current Liabilities   102,050        98,807           101,756

  Long-Term Debt, less
     current maturities       44,284        45,051            48,953

  Noncurrent Liabilities       4,500         4,500             4,500

  Deferred Income Taxes        1,844         1,786             3,825

  Stockholders' Equity:
   Common stock                8,716         8,803             8,730
   Additional paid in capital  8,342         8,211             7,419
   Retained earnings         117,193       111,945           116,241
                            --------      --------          --------
  Total Stockholders' Equity 134,251       128,959           132,390
                            --------      --------          --------
  Total Liabilities and
     Stockholders' Equity   $286,929      $279,103          $291,424
                            ========      ========          ========


See notes to consolidated financial statements.

                        OXFORD INDUSTRIES, INC.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
        SIX MONTHS ENDED NOVEMBER 29, 1996 AND DECEMBER 1, 1995
                              (UNAUDITED)
                                                  November 29,   December 1,

1996            1995
Cash Flows From Operating Activities       ---------------------------------
------------------------------------
   Net earnings                                $    10,074    $  2,901
   Adjustments to reconcile net earnings to
   net cash provided by operating activities:
    Depreciation and amortization                    4,130       3,972
   Provision for environmental remediation               -       4,500
    (Gain) on sale of property, plant
     and equipment                                    (380)        (47)

   Changes in working capital:
     Receivables                                   (23,193)     (9,626)
     Inventories                                    15,506      40,639
     Prepaid expenses                                 (163)     (1,535)
     Trade accounts payable                        (10,032)    (19,135)
     Accrued expenses and other current
        liabilities                                  7,803          90
     Income taxes payable                            3,224           -
  Deferred income taxes                                 58        (37)
  Other noncurrent assets                              (49)     (1,193)
  Net cash flows provided by                    -----------   ---------
      operating activities                           6,978      20,529

Cash Flows From Investing Activities
------------------------------------
  Acquisitions                                           -      (8,763)
Proceeds from sale of business                           -       1,273
Purchase of property, plant and equipment           (2,764)     (4,760)
Proceeds from sale of property, plant and
    and equipment                                    1,782         500
                                                  --------  ----------
     Net cash used in investing activities            (982)    (11,750)

Cash Flows From Financing Activities
------------------------------------
  Short-term borrowings                              2,500      (5,500)
  Payments on long-term debt                        (1,002)      1,835
  Proceeds from exercise of stock options              202         395
  Purchase and retirement of common stock           (1,500)          -
  Dividends on common stock                         (3,501)     (3,480)
     Net cash (used in)                             ------     -------
        financing activities                        (3,301)     (6,750)

Net change in Cash and Cash Equivalents              2,695       2,029
Cash and Cash equivalents at Beginning of Period     1,015       2,225
                                                  --------    --------
Cash and Cash Equivalents at End of Period         $ 3,710     $ 4,254
                                                  ========    ========

Supplemental Disclosure of Cash Flow Information
------------------------------------------------
     Cash paid for:
        Interest                                  $  2,010    $  3,513
        Income taxes                                 4,007          44


See notes to consolidated financial statements.

                        OXFORD INDUSTRIES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         QUARTERS ENDED NOVEMBER 29, 1996 AND DECEMBER 1, 1995

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

Item 2 Management's Discussion and Analysis of Financial Condition and
                         Results of Operations



NET SALES
     Net sales for the second quarter of the 1997 fiscal year, which ended November 29, 1996, increased 8.6% from net sales for the same period of the prior year. Net sales for the first six months of the current year decreased by 0.2% from net sales for the same period of the prior year.

     Second quarter net sales increases in the Company's Men's Slacks Group, Tailored Clothing Group and Womenswear Group were slightly offset by decreases in the Men's Shirt Group and last year's divestiture (B.J. Designs) and closure (RENNY(r)). Within the Company's Men's Shirt Group, increased sales for Tommy Hilfiger(r) Golf, Tommy Hilfiger Dress shirts and Polo(r) for Boys were offset by declines in the private label lines while Ely & Walker net sales were flat with last year. The decline in the Men's Shirt Group private label net sales is attributable to the Company's exit from the wet process "wrinkle-free" product.

     The Company experienced an overall net sales unit volume increase of 7.6% while experiencing an overall 1.0% increase in the averages sales price per unit during the second quarter of the current year. Second quarter net sales included greater increased sales in the Company's licensed designer divisions (with higher average sales per unit) than in the private label divisions. For the first six months of the current year the Company experienced a 5.6% decrease in overall net sales unit volume while managing a 5.7% increase in the average sales price per unit.

COST OF GOODS SOLD
     Cost of goods sold as a percentage of net sales, was 81.8% in the second quarter of the current year as compared to 83.0% in the second quarter of the prior year. For the first half of the current fiscal year, cost of goods sold as a percentage of net sales was 81.8% and 83.0% for the first half of the prior fiscal year. The decrease in cost of goods sold as a percentage of net sales was due in part to the increased sales of higher margin lines. Another factor contributing to the decreased percentage was the continuation of the shift from domestic production to offshore production yielding relative decreased costs per unit.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
     Selling, general and administrative expenses decreased by 2.8% to $24,890,000 in the second quarter of fiscal 1997 from $25,596,000 in the same period of fiscal 1996. Selling, general and administrative expenses decreased by 2.6% to $49,576,000 for the first six months of the current year from $50,914,000 for the first six months of the prior year. As a percentage of net sales, selling general and administrative expenses decreased to 12.2% for the second quarter of the current year from 13.7% for the second quarter of the prior year, and decreased to 13.2% for the first half of the current year from 13.5% for the first half of the prior year. The decrease in selling, general and administrative expenses are predominantly the result of last year's divisional divestiture (B.J. Designs) and closure (RENNY).

INTEREST EXPENSE
     Net interest expense declined by $805,000 to $1,071,000 or 0.5% of net sales in the second quarter of the current year from $1,876,000 or 1.0% of net sales in the second quarter of the prior year. Net interest expense declined by $1,550,000 to $2,167,000 or 0.6% of net sales in the first half of the current year from $3,717,000 or 1.0% of net sales in the first half of the prior year. The reduction in interest expense was due primarily to the reduced inventory from the prior year.

INCOME TAXES
     The Company's effective tax rate was 40.0% in the second quarter of both the current and previous year and for the first half of both the current and previous year and does not differ significantly from the Company's statutory rate.

FUTURE OPERATING RESULTS
     At the current writing, the Christmas retail results appear to have been mixed with most retailers expecting only modest single-digit percentage sales gains. The Company expects the continuation of highly competitive market conditions at wholesale and at retail. The Company expects to produce a solid single-digit sales gain in the second half. If the Company's sales expectations are achieved, the Company expects a solidly profitable second half.

                    LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES
     Operating activities generated $6,978,000 during the first six months of the current year and $20,529,000 in the first six months of the prior year. The primary factors contributing to this reduced generation of funds was a smaller decrease in trade payables offset by increased receivables and a smaller decrease in inventory than from the prior year.

INVESTING ACTIVITIES
     Investing activities used $982,000 in the first half of the current year and $11,750,000 in the first half of the prior year. The primary factor contributing to this change was the acquisition of Ely & Walker in the first quarter of the prior year.

FINANCING ACTIVITIES
     Financing activities used $3,301,000 in the first half of the current year and $6,750,000 in the first half of the prior year. The primary factors contributing to this change were the change in short-term borrowings and long-term debt.
     The Company purchased and retired 100,000 shares of its common stock during the six months ended November 29, 1996. During the period after the end of the second quarter through January 6,1997, no shares have been purchased and retired. Due to the exercise of employee stock options a net of 12,240 shares of the Company's common stock were issued during the first six months and 15,000 shares were issued since November 29,1996 through January 6, 1997.

     On January 6, 1997, the Company's Board of Directors declared a cash dividend of $.20 per share payable March 1, 1997 to shareholders of record on February 14, 1997.

WORKING CAPITAL
     Working capital decreased from $143,107,000 at the end of the second quarter of the prior year to $137,337,000 at the end of the 1996 fiscal year and increased to $144,639,000 at the end of the second quarter of the current fiscal year. The ratio of current assets to current liabilities was 2.4 at the end of the second quarter of the prior year, 2.4 at the end of the prior fiscal year, and 2.4 at the end of the second quarter of the current year.

FUTURE LIQUIDITY AND CAPITAL RESOURCES

     The Company believes it has the ability to generate cash and/or has available borrowing capacity to meet its foreseeable needs. The sources of funds primarily include funds provided by operations and both short and long-term borrowings. The uses of funds primarily include working capital requirements, capital expenditures, acquisitions, dividends and repayment of long-term debt. The Company regularly utilizes committed bank lines of credit and other uncommitted bank resources to meet working capital requirements. On November 29, 1996, the Company had available for its use lines of credit with several lenders aggregating $52,000,000. The Company has agreed to pay commitment fees for these available lines of credit. At November 29, 1996, $50,000,000 was in use under these lines. Of the $50,000,000, $40,000,000 is long-term. In addition, the Company has $186,000,000 in uncommitted lines of credit, of which $98,000,000 is reserved exclusively for letters of credit. The Company pays no commitment fees for these available lines of credit. At November 29, 1996, $18,000,000 was in use under these lines of credit. Maximum borrowings from all these sources during the first six months of the current year were $96,000,000 of which $56,000,000 was short-term.
The Company anticipates continued use and availability of both committed and uncommitted resources as working capital needs may require.

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

                  PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.
------------------------------------------

(a) Exhibits.
    ---------
   11   Statement re computation of per share earnings.


    27   Financial Data Schedule.

(b) Reports on Form 8-K.
    --------------------
     The Registrant did not file any reports on Form 8-K during the quarter ended November 29, 1996.

                           SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                OXFORD INDUSTRIES, INC.
                                -----------------------
                                     (Registrant)








                                /s/Ben B. Blount, Jr.
                                --------------------------
Date: JANUARY 9, 1997           Ben B. Blount, Jr.
      ---------------           Chief Financial Officer