Form 10-Q
period 1997-02-28
OXFORD INDUSTRIES INC
filed 1997-04-11
CIK 75288

13

               SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549
                           FORM 10-Q

       [ X ]  Quarterly Report Pursuant To Section 13 or 15(d) of
                 The Securities Exchange Act of 1934

        For the quarterly period ended February 28, 1997
                                       -----------------
                                  OR
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
Yes   X     No
    -----      -----

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                   Number of shares outstanding
    Title of each class                as of April 7, 1997
---------------------------        ----------------------------
Common Stock, $1 par value                   8,746,694

                     PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements.
-----------------------------


                         OXFORD INDUSTRIES, INC
                   CONSOLIDATED STATEMENT OF EARNINGS
   NINE MONTHS AND QUARTERS ENDED FEBRUARY 28, 1997 AND MARCH 1, 1996
                               (UNAUDITED)


                          Nine months Ended              Quarter Ended
                      -------------------------   ------------------------
$in thousands except     February 28, March 1,    February 28,    March 1,
per share amounts          1997         1996             1997       1996
                      ------------ -----------    ------------ -----------
Net Sales                  $543,221    $514,920       $167,470   $138,600

Costs and Expenses:
   Cost of goods sold       441,091     428,488        133,873    116,135
   Selling, general and
    administrative           74,700      75,547         25,124     24,633
   Provision for environmental
    remediation                   -       4,500              -          -
   Interest                   3,309       4,916          1,142      1,199
                            -------     -------        -------    -------
Total Costs and Expenses    519,100     513,451        160,139    141,967
                            -------     -------        -------    -------

Earnings Before Income Taxes 24,121       1,469          7,331    (3,367)

Income Taxes                  9,648         588          2,932    (1,347)
                            -------     -------        -------    -------
Net Earnings               $ 14,473     $   881        $ 4,399  ($ 2,020)
                           ========     =======        =======    =======
Net earnings Per
Common share                  $1.66       $0.10          $0.51     ($0.23)
                            =======     =======        =======    =======
Average Number of Shares
   Outstanding            8,738,400   8,731,074      8,732,054  8,779,344
                          =========   =========      =========   ========
Dividends Per Share           $0.60       $0.60          $0.20      $0.20
                          =========   =========      =========  =========

See notes to consolidated financial statements.

                         OXFORD INDUSTRIES, INC.
                       CONSOLIDATED BALANCE SHEETS
            FEBRUARY 28, 1997, MAY 31, 1996 AND MARCH 1, 1996
                   (UNAUDITED EXCEPT FOR MAY 31, 1996)


$ in thousands          February 28,        May 31,        March 1,
--------------               1997             1996             1996
                         -----------        -------       -----------
Assets
------
Current Assets:
  Cash                       $ 3,058       $ 1,015           $ 2,408
  Receivables                105,561        84,593            89,201
  Inventories:
     Finished goods           70,152        75,787            79,844
Work in process               23,734        24,717            18,190
     Fabric, trim & supplies  29,285        36,285            31,472
                            --------      --------          --------
                             123,171       136,789           129,506
  Prepaid expenses            14,306        13,747            16,378
                            --------      --------          --------
     Total Current Assets    246,096       236,144           237,493
Property Plant and Equipment  33,948        36,659            38,865
Other Assets                   6,163         6,300             6,505
                            --------      --------          --------
  Total Assets              $286,207      $279,103          $282,863
                            ========      ========          ========

Liabilities and Stockholders' Equity
------------------------------------
Current Liabilities
  Notes payable              $26,500       $25,500           $36,000
  Trade accounts payable      40,163        49,676            32,600
  Accrued compensation         9,760         7,225             6,938
  Other accrued expenses      19,205        13,014            16,968
  Dividends payable            1,749         1,760             1,760
  Current maturities of long-
     term debt                 1,243         1,632             4,625
                            --------      --------          --------
    Total Current Liabilities   98,620      98,807            98,891

  Long-Term Debt, less
     current maturities       43,487        45,051            46,230

  Noncurrent Liabilities       4,500         4,500             4,500

  Deferred Income Taxes        2,155         1,786             3,868

  Stockholders' Equity:
   Common stock                8,745         8,803             8,801
   Additional paid in capital  8,874         8,211             8,180
   Retained earnings         119,826       111,945           112,393
                            --------      --------          --------
  Total Stockholders' Equity 137,445       128,959           129,374
                            --------      --------          --------
  Total Liabilities and
     Stockholders' Equity   $286,207      $279,103          $282,863
                            ========      ========          ========


See notes to consolidated financial statements.

                         OXFORD INDUSTRIES, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
          NINE MONTHS ENDED FEBRUARY 28, 1997 AND MARCH 1, 1996
                               (UNAUDITED)
                                              February 28,      March 1,
                                                  1997            1996
Cash Flows From Operating Activities       ---------------------------------
------------------------------------
   Net earnings                                $    14,473     $   881
   Adjustments to reconcile net earnings to
   net cash provided by operating activities:
    Depreciation and amortization                    6,880       6,185
   Provision for environmental remediation               -       4,500
    (Gain) loss on sale of property, plant
     and equipment                                    (284)          9

   Changes in working capital:
     Receivables                                   (20,968)     (3,076)
     Inventories                                    13,618      42,839
     Prepaid expenses                                 (559)     (1,720)
     Trade accounts payable                         (9,513)    (21,873)
     Accrued expenses and other current liabilities  8,726       2,462
  Deferred income taxes                                369           6
  Other noncurrent assets                             (472)     (1,330)
  Net cash flows provided by                    -----------   ---------
      operating activities                          12,270      28,883

Cash Flows From Investing Activities
------------------------------------
  Acquisitions                                           -     (11,488)
Proceeds from sale of business                           -       1,273
Purchase of property, plant and equipment           (4,980)     (7,002)
Proceeds from sale of property, plant
    and equipment                                    1,703         973
                                                  --------   ----------
     Net cash (used in) investing activities        (3,277)    (16,244)

Cash Flows From Financing Activities
------------------------------------
  Short-term borrowings                              1,000      (7,500)
  Payments on long-term debt                        (1,953)       (888)
  Proceeds from exercise of stock options              747       1,157
  Purchase and retirement of common stock           (1,500)          -
  Dividends on common stock                         (5,244)     (5,225)
     Net cash (used in)                             ------     -------
        financing activities                        (6,950)    (12,456)

Net change in Cash and Cash Equivalents              2,043         183
Cash and Cash Equivalents at Beginning of Period     1,015       2,225
                                                  --------    --------
Cash and Cash Equivalents at End of Period         $ 3,058     $ 2,408
                                                  ========    ========



Supplemental Disclosure of Cash Flow Information
------------------------------------------------
     Cash paid for:
        Interest                                  $  3,286    $  4,926
        Income taxes                                10,832       1,628


See notes to consolidated financial statements.

                         OXFORD INDUSTRIES, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           QUARTERS ENDED FEBRUARY 28, 1997 AND MARCH 1, 1996

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

 Item 2 Management's Discussion and Analysis of Financial Condition and
                          Results of Operations


NET SALES

Net sales for the third quarter of the 1997 fiscal year, which ended February 28, 1997, increased 20.8% from net sales for the same period of the prior year. Net sales for the first nine months of the current year increased 5.5% from net sales for the same period of the prior year. Third quarter net sales increased in all of the Company's major groups and all groups achieved double digit sales increases.

The Men's Slacks Group posted a 19.8% sales increase primarily due to its Specialty Catalog business unit.

The Men's Tailored Clothing Group posted a 24.0% increase primarily due to its Oscar de la Renta line. Shipments of its new Nautica line began in the last month of the quarter, but were not significant in the current reporting period.

The Womenswear Group experienced a 30.6% increase in net sales for the quarter primarily from sales to Wal-Mart and Target.

The Men's Shirt Group achieved an 11.6% increase in net sales for the quarter. The group had strong sales gains in Tommy Hilfiger Golf, Tommy Hilfiger Dress Shirts, Polo for Boys and its OxSport private label sport shirt division. Oxford Shirtings, the Company's private label dress shirt division, had a sales decrease due to its exit from wet processed wrinkle-free production.

The Company experienced a overall unit sales volume increase of 23.0% and a 1.8% decrease in the average sales price during the third quarter. Third quarter net sales included increased unit sales in the Company's licensed designer divisions (with higher average sales per unit) and increased unit sales in the Womenswear Group (with lower average sales per unit). For the first nine months of the current year, the Company experienced a 2.5% increase unit volume and a 2.8% increase in the average sales price per unit.

COST OF GOODS SOLD

Cost of goods sold as a percentage of net sales was 79.9% in the third quarter of the current year as compared to 83.8% in the third quarter of the prior year. For the first nine months of the current fiscal year, cost of goods sold as a percentage of net sales was 81.2% and 83.2% for the same period of the prior year. The decrease in cost of goods sold as a percentage of net sales was due in part to the increased sales of higher margin lines. Other factors contributing to the deceased percentage were more efficient manufacturing and the continuation of the shift from domestic production to offshore production yielding relative decreased costs per unit.

During the third quarter, the Company's Mens Shirt Groups manufacturing facility, Oxford Philippines, Inc. located in Marilao, Blacan, Philippines continued to increase production levels.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased by 2.0% to $25,124,000 in the third quarter of the current year from $24,633,000 in the same period of the prior year. Selling general and administrative expenses decreased by 1.1% to $74,700,000 for the first nine months of the current year from $75,547,000 in the same period of the prior year.

As a percentage of net sales, selling, general and administrative expenses decreased to 15.0% for the third quarter of the current year from 17.8% for the third quarter of the prior year, and decreased to 13.8% for the first nine months of the current year from 14.7% for the first nine months of the prior year. The increase in selling, general and administrative expenses for the quarter are primarily due to start up costs of the Nautica and Geoffrey Beene tailored clothing lines. The decrease in selling, general and administrative expenses for the nine months are the result of cost containment initiatives and divestiture of the B.J. Designs division.

INTEREST EXPENSE

Net interest expense declined by $57,000 to $1,142,000 or 0.7% of net sales in the third quarter of the current year from $1,199,000 or 0.9% of net sales in the third quarter of the prior year. Net interest expense declined by $1,607,000 to $3,309,000 or 0.6% of net sales in the first nine months of the current year from $4,916,000 or 1.0% of net sales in the same period of the prior year. The reduction in net interest expense was due primarily to the reduced inventory from the prior year.

INCOME TAXES

The Company's effective tax rate was 40.0% in the third quarter of both the current and previous years and for the first nine months of both the current and previous years and does not differ significantly from the Company's statutory rate.

FUTURE OPERATING RESULTS

The Company expects to maintain its year-to-date performance levels through the fourth quarter. The Company anticipates a record year in sales with continued strong earnings improvements.

During the third quarter, the Company signed a licensing agreement with Geoffrey Beene, Inc. The agreement is for the manufacture and sale of the Geoffrey Beene tailored clothing collection of suits, sportcoats, slacks and vests. The collection will be launched for Spring 1998, and is targeted to major department and better specialty stores.

During the fourth quarter, the Company's Men's Slacks Group will bring Manufacturera de Sonora, S.A. de C.V. on line. This manufacturing facility located in Sonora, Mexico will be the latest addition to the Company's foreign facilities and is expected to further lower the cost of goods sold.

LIQUIDITY AND CAPITAL RESOURCES


OPERATING ACTIVITIES

Operating activities generated $12,270,000 in the first nine months of the current year and $28,883,000 in the first nine months of the prior year. The primary factors contributing to this reduced generation of funds were increased receivables, smaller decreases in inventory and trade payables partially offset by increased earnings.

INVESTING ACTIVITIES

Investing activities used $3,277,000 in the first nine months of the current year and $16,244,000 in the first nine months of the prior year. The primary factors contributing to this change were the acquisition of Ely & Walker in the first quarter of the prior year and Confecciones Monzini, S.A. in the third quarter of the prior year.

FINANCING ACTIVITIES

Financing activities used $6,950,000 in the first nine months of the current year and $12,456,000 in the first nine months of the prior year. The primary factor was the change in short-term borrowings.

The Company purchased and retired 100,000 shares of its common stock during the nine months ended February 28, 1997. During the period after the end of the third quarter through April 7, 1997, no shares have been purchased and retired. Due to the exercise of employee stock options a net of 42,900 shares of the Company's common stock were issued during the first nine months and 1,200 shares were issued since February 28, 1997 through April 7, 1997.

On April 7, 1997, the Company's Board of Directors declared a cash dividend of $.20 per share payable May 31, 1997 to shareholders of record on May 15, 1997.

WORKING CAPITAL

Working capital increased from $138,602,000 at the end of the third quarter of the prior year to $147,476,000 at the end of the third quarter of the current fiscal year. The ratio of current assets to current liabilities was 2.4 at the end of the third quarter of the prior year and 2.5 at the end of the third quarter of the current year.


FUTURE LIQUIDITY AND CAPITAL RESOURCES

The Company believes it has the ability to generate cash and/or has available borrowing capacity to meet its foreseeable needs. The sources of funds primarily include funds provided by operations and both short- and long-term borrowings. The uses of funds primarily include working capital requirements, capital expenditures, acquisitions, dividends and repayment of long-term debt. The Company regularly utilizes committed bank lines of credit and other uncommitted bank resources to meet working capital requirements. On February 28, 1997, the Company had available for its use committed lines of credit with several lenders aggregating $52,000,000, of which $40,000,000 is long-term. The Company pays commitment fees for these lines of credit. At February 28, 1997, $52,000,000 was in use under these lines. Of the $52,000,000, $40,000,000 is long-term. In addition, the Company has $186,000,000 in uncommitted lines of credit, of which $98,000,000 is reserved exclusively for letters of credit. The Company pays no commitment fees for these lines of credit. At February 28, 1997, $14,500,000 was in use under these lines of credit. Maximum borrowings from all these sources during the first nine months of the current year were $96,000,000 of which $56,000,000 was short-term. The Company anticipates continued use and availability of both committed and uncommitted resources as working capital needs may require.

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

                  PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.
------------------------------------------

(a) Exhibits.
    ---------
   10i Amendment dated February 28, 1997 to Note Agreement between the Company and Sun Trust of Georgia. Incorporated by reference to the Company's Form 10-K for fiscal year ended June 2, 1995.

   11   Statement re computation of per share earnings.


    27   Financial Data Schedule.

(b) Reports on Form 8-K.
    --------------------
     The Registrant did not file any reports on Form 8-K during the quarter ended February 28, 1997.

                           SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                OXFORD INDUSTRIES, INC.
                                -----------------------
                                     (Registrant)








                                /s/Ben B. Blount, Jr.
                                --------------------------
Date: April 11, 1997            Ben B. Blount, Jr.
      ---------------           Chief Financial Officer