Form 10-K
period 1997-05-30
OXFORD INDUSTRIES INC
filed 1997-08-26
CIK 75288

FORM 10-K
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

   [ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                For the fiscal year ended May 30, 1997
                                          ------------
                                  OR

   [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                   to
                               -----------------    --------------
Commission file number  1-4365

                       OXFORD INDUSTRIES, INC.
--------------------------------------------------------------------
        (Exact name of Registrant as specified in its charter)

          Georgia                          58-0831862
-------------------------------        ------------------
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

   Title of each class                    Name of exchange on
                                          which registered
 Common Stock, $1 par value                New York Stock Exchange
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

      State the aggregate market value of the voting stock held by non-affiliates of the Registrant: As of August 15, 1997, the aggregate market value of the voting stock held by non-affiliates of the Registrant (based upon the closing price for the common stock on the New York Stock Exchange on that date) was approximately $190,164,848.

      Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the last practicable date.

                                       Number of shares outstanding
     Title of each class                    as of August 15, 1997

Common Stock, $1 par value                            8,824,722
--------------------------                            ---------
Documents Incorporated by Reference
------------------------------------
(1) Sections of 1997 Annual Report to Stockholders (Incorporated in Parts II and IV of this Report).
(2) Sections of Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days after May 30, 1997. (Incorporated in Part III of this Report).




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

      The Company's primary business, which comprises a single industry segment, is the design, manufacture, marketing and sale of consumer apparel products in the popular to better price ranges. Substantially all of the Company's distribution facilities, offices and customers are located in the United States. Company-owned manufacturing facilities are located in the southeastern United States, Mexico, the Caribbean Central America and Asia.

     The Company is in a single line of business with two classes of similar products, menswear and womenswear. The table below sets forth, for each of the last three fiscal years, the percentage of net sales attributable to each such class of similar products:

                          Fiscal Year Ended:

                   May 30,       May 31,       June 2,
                      1997        1996          1995
                     ------      -------       -------
Menswear              77%            78%           74%
Womenswear            23%            22%           26%
                   ------        -------       -------
                     100%           100%          100%
                   ======        =======       =======

Menswear
      Primary menswear products sold include men's suits, vests, dress slacks and golfwear and men's and boys' sportswear, sportscoats, dress shirts, woven and knitted sport shirts, sweaters, slacks, shorts and jeans.

Womenswear
     Primary womenswear products sold include women's sportswear, dresses, suits, sweaters, shirts, blouses, t-shirts, sweatshirts, vests, jackets, skirts, shorts and pants. Sportswear products are marketed as coordinates, which include wardrobe items in styles and colors designed to be worn together and or as separates.

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
                          Customer Distribution Analysis

                      May 30,          May 31,         June 2,
                       1997              1996            1995
                Total     Sales % Total     Sales % Total     Sales %
                Customers         Customers         Customers
                --------- ------- --------- ------- --------- -------
Top 50                  50  92.70%        50  92.37%        50   91.46%
All Other            2,895   7.30%     3,146   7.63%     3,431    8.54%
                     -----   -----     -----  ------     -----   ------
Total                2,945    100%     3,196    100%     3,481     100%



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

     The Company employs a sales force consisting of salaried and commissioned sales employees and independent commissioned sales representatives. Apparel sales offices and showrooms are maintained by the Company in Atlanta, Chicago, New York and in Dallas and Plano, Texas. Other showrooms are maintained by independent commissioned sales representatives. A majority of the Company's business is conducted by direct contacts between the Company's salaried executives and buyers and other executives of the Company's customers.


       MANUFACTURING, RAW MATERIALS AND SOURCES OF SUPPLY

Manufacturing and Raw Materials
      Apparel products are manufactured from cotton, linen, wool, silk, other natural fibers, synthetics and blends of these materials. Materials used by the Company in its manufacturing operations are purchased from numerous domestic and foreign textile mills and converters in the form of woven or knitted finished fabrics. Buttons, zippers, thread and other trim items are purchased from both domestic and foreign suppliers. The Company's manufacturing facilities perform cutting, sewing and related operations to produce finished apparel products from these materials. At the end of the 1997 fiscal year, domestic production for the Company accounted for 27% of the Company's business, of which approximately 14% came from the Company's United States manufacturing facilities, and approximately 13% came from United States contractors.

      The Company also purchases fabric and places it with domestic and foreign independent contractors for production of goods conforming to the Company's patterns, specifications and quality standards. The Company also performs independent contracting services for other companies to ensure maximum utilization of its production facilities.

      The Company imports finished apparel products meeting its quality standards from suppliers in the Caribbean, Central
America, the Far East and other areas. Imported goods are generally manufactured according to designs and specifications furnished or approved in advance of production by the Company.
In order to place orders and monitor production, the Company maintains buying offices in Hong Kong and Singapore. The Company also retains unaffiliated buying agents in several other countries.

      The Company also uses its own facilities in Mexico, the Dominican Republic, Costa Rica, Honduras, and the Philippines. Except for the Philippines, these facilities generally assemble apparel products from components made primarily in the United States.

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

     The Company's import business could be adversely affected by currency exchange fluctuations, changes in United States import duties and trade restraints, political unrest in exporting countries, and other factors normally associated with imports. The Company believes it has diminished potential risks in its import business by placing import programs with suppliers in many different countries. The Company continues to expand assembly operations in the Mexico to take greater advantage of incentives implicit in United States trade policy.

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

Licenses
    The Company also has the right to use trademarks under license and design agreements with the trademarks' owners. Principal menswear trademarks the Company has the right to use are "Polo/Ralph Lauren" for Boys, including boy's shirts, suits, shorts, sweat suits, woven and knitted sportswear, pants, sweaters, outerwear, jackets, denim jeans and caps; "Robert Stock" for men's suits, sportcoats and dress slacks; "Oscar de la Renta" for men's suits, sportcoats, vests, and dress slacks;
"Tommy Hilfiger" for men's dress shirts and golf apparel; "Nautica" for men's tailored suits, sports coat and dresses slacks. Additionally, the Company entered into a new license agreement which will allow the Company to use "Geoffrey Beene" for men's tailored suits, sports coats, vests and dress slacks.

    The above mentioned license and design agreements will expire at various dates through 2000. Many of the Company's licensing agreements are eligible for renewal to extend the licenses through various dates from 1998 through 2006.

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


Order Backlog
      A large portion of sales are booked in advance of each season, and it is therefore normal for the Company to maintain a significant order backlog. As of May 30, 1997 and May 31, 1996, the Company had booked orders amounting to approximately $193,950,000 and $163,047,000, respectively, all of which will be shipped within six months after each such date. These numbers represent only store orders on hand and do not include private-label contract balances. The Company is experiencing a greater percentage of at-once EDI "Quick response" programs with large retailers. Replenishment shipments under these programs generally possess such an abbreviated order life as to exclude them from the order backlog completely. The Company does not believe that this backlog information is indicative of sales to be expected for the following year, because order backlog at the end of May primarily represents only Fall season business.

                        WORKING CAPITAL

      Working capital needs are affected primarily by inventory levels, outstanding receivables and trade payables. The Company had available for its use committed lines of credit with several lenders aggregating $52,000,000 at May 30, 1997. These lines of credit are used by the Company to cover fluctuations in working capital needs. The Company had $40,000,000 outstanding under these lines of credit at the end of the 1997 fiscal year, and $45,000,000 outstanding at the end of the 1996 fiscal year. In addition, at the end of fiscal 1997, the Company had $186,000,000 in uncommitted lines of credit of which $98,000,000 was reserved for the issuance of letters of credit. At May 30, 1997, $4,000,000 was outstanding under these lines of credit. At the end of fiscal 1996 the Company had $188,000,000 in uncommitted lines of credit of which $98,000,000 was reserved for the issuance of letters of credit. At May 31, 1996 $20,500,000 was outstanding under these uncommitted lines of credit. The total amount of letters of credit outstanding totaled approximately $67,400,000 at the end of fiscal 1997, and approximately $66,000,000 at the end of fiscal 1996. The Company had cash of $3,313,000 and $1,015,000 at the end of the 1997 and 1996 fiscal years. The average interest rate on all short-term borrowings for the 1997 fiscal year was 5.72%. The Company anticipates continued use and availability of short-term borrowings as working capital needs may require.


      Inventory   levels  are  affected  by  order  backlog   and
anticipated sales. It is general practice of the Company to offer payment terms of net 30 to the majority of its customers, from date of shipment.


      The Company believes that its working capital requirements and financing resources are comparable with those of other major, financially sound apparel manufacturers.


                        MAJOR CUSTOMERS

       The Company's ten largest customers accounted for approximately 72 percent of the Company's net sales in fiscal 1997 and approximately 70 percent in fiscal 1996. JCPenney Company, Inc. accounted for 21 percent and 22 percent of net sales in the 1997 and 1996 fiscal years, respectively. Lands' End, Inc. accounted for 10 percent and 9 percent of net sales in the 1997 and 1996 fiscal years, respectively. The Company believes that its relationships with all of its major customers, including JCPenney Company, Inc., and Lands' End, Inc., are excellent.

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

    The ATC requires that importing countries remove product classifications comprising approximately half of their 1990 imports of textile and apparel products from coverage under their quota systems in three stages over a ten year period. The remaining classification are to be removed from coverage under the importing countries' quota systems on January 1, 2005. However, the ATC allows importing countries such as the United States significant discretion in determining when during the ten year period particular product classifications are removed from quota coverage. The United States has announced a plan that will keep quotas on the products deemed most sensitive to import competition in place until the latter stages of the ten year period. In addition, the ATC requires importing countries to increase the rate of growth of existing quota levels by a specified amount each year. Finally, the ATC permits importing countries, under certain conditions, to impose new quotas on the importation of textile and apparel products during the ten year
phase  out  period.   Thus, the extent  to  which  the  ATC  will
liberalize trade in textile and apparel products over the next ten years is unclear. Reduced restrictions on the importation of textiles and textile products could increase competitive import pressure on the Company's domestic manufacturing operations, but could also positively affect its sourcing activities in some countries.

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

                           EMPLOYEES

      As  of  May  30, 1997, the Company employed 8,413  persons,
approximately  89%  of  whom  were  hourly  and  incentive   paid
production workers. The Company believes its employee relations are excellent.

Item 2.  Properties.
--------------------

      At May 30, 1997 the Company operated a total of 22 production plants. Domestic plants, of which nine plants are owned and three plants are leased, are located in Alabama, Georgia, Mississippi, North Carolina, South Carolina and
Virginia. Foreign plants, of which four are owned and six are leased, are located in Mexico, the Dominican Republic, Costa Rica, Honduras, and the Philippines.

       The  Company  also  maintains  separate  warehousing   and
distribution facilities (in addition to space allocated for these purposes in or adjacent to manufacturing plants) in Arizona, Georgia, Mississippi, Tennessee and South Carolina.

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

      General offices are maintained in a facility owned by the Company in Atlanta, GA. The Company leases sales, purchasing and administrative offices in Atlanta, Chicago, Hong Kong, New York, Singapore, Bangladesh, the Philippines, Sri Lanka, and in both Dallas and Plano, Texas.

      The Company owns substantially all of its machinery and equipment. Current facilities are adequately covered by insurance, generally well maintained and provide adequate
production   capacity   for  current   and   anticipated   future
operations.

Item 3.  Legal Proceedings.
---------------------------
     Not applicable.


Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------

     Not applicable.


Item 4A.  Executive Officers of the Registrant.
-----------------------------------------------
        Name              Age             Office Held
---------------------     ---         -------------------------
J. Hicks Lanier           57           Chairman of the Board,
                                       President and Chief
                                       Executive Officer

Ben B. Blount, Jr         58           Executive Vice President -
                                       Finance, Planning and
                                       Development and Chief
                                       Financial Officer


Knowlton J. O'Reilly      57           Group Vice President


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

         Mr.  Knowlton  J.  O'Reilly has  served  as  Group  Vice
President of the Company since 1978.

                            PART II
                            -------
Item 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters
------------------------------------------------------------

      Incorporated by reference to the table presented under the heading "Common Stock Information" on page 23 through 24 of the Company's 1997 Annual Report to Stockholders (Exhibit 13 hereto). On August 15, 1997, there were 812 holders of record of the Company's common stock.



Item 6.  Selected Financial Data.
---------------------------------

      Incorporated by reference to page 14 of the Company's  1997
Annual Report to Stockholders (Exhibit 13 hereto).






Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.
----------------------------------------------------------

      Incorporated by reference to page 15 through 17 of the Company's 1997 Annual Report to Stockholders (Exhibit 13 hereto).



8.  Financial Statements and Supplementary Data.
-----------------------------------------------------

     Financial statements, including selected quarterly financial data, are incorporated by reference to pages 18 through 26 of the Company's 1997 Annual Report to Stockholders (Exhibit 13 hereto).




Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure.
---------------------------------------------------------

     Not applicable.

                            PART III
                            --------

Item 10.  Directors and Executive Officers of the Registrant.
-------------------------------------------------------------

      Information required by this item covering directors of the Company is incorporated by reference to the information presented under the heading "Election of Directors - Directors and Nominees" in the Company's Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days after May 30, 1997. Information required by this Item covering executive officers of the Company is set forth under
Item 4A of this Report.


Item 11.  Executive Compensation.
---------------------------------

     Incorporated by reference to the information presented under the heading "Executive Compensation and Other Information" in the Company's Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days after May 30, 1997.



Item 12.  Security Ownership of Certain Beneficial Owners and
          Management.
-------------------------------------------------------------

     Incorporated by reference to the information presented under the heading "Beneficial Ownership of Common Stock" in the Company's Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days after May 30, 1997.



Item 13.  Certain Relationships and Related Transactions.
---------------------------------------------------------

     Incorporated by reference to the information presented under the heading "Executive Compensation and Other Information - Compensation Committee Interlocks and Insider Participation" in the Company's Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days after May 30, 1997.



                            PART IV
                             -------

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K.
-----------------------------------------------------------------

(a) 1.  Financial Statements
        --------------------

     Included on pages 18 through 26 of the 1997 Annual Report to Stockholders (Exhibit 13 hereto) and incorporated by reference in this Form 10-K:


            Report of Independent Public Accountants.

            Consolidated Balance Sheets at May 30, 1997 and
            May 31, 1996

            Consolidated Statements of Earnings for years ended
            May 30, 1997, May 31, 1996 and June 2, 1995.

            Consolidated Statements of Stockholders' Equity for years ended May 30, 1997, May 31, 1996 and June 2,
            1995.

            Consolidated Statements of Cash Flows for years ended
            May 30, 1997, May 31, 1996 and June 2, 1995.

            Notes to Consolidated Financial Statements for years ended May 30, 1997, May 31, 1996 and June 2, 1995.






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

10(c)  1984  Stock  Option Plan.  Incorporated  by  reference  to
       Exhibit 10(c) to the Company's Form 10-Q for the fiscal quarter ended December 1, 1995.

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

10(f)  Management  Incentive Bonus Program,  as  amended  through
       June 1, 1991. Incorporated by reference to Exhibit 10(f) to the Company's Form 10-K for the fiscal year ended May
       31, 1996.

10(g)    Executive   Officers'   Long   Range   Incentive   Plan.
         Incorporated by  reference  to  Exhibit  10(g)  to   the
         Company's Form 10-K  for the fiscal year ended May 28, 1993.

10(h)  1992  Stock  Option Plan.  Incorporated  by  reference  to
       Exhibit 10(h) to the Company's Form 10-Q for the fiscal quarter ended August 30, 1996.


10(j) Note Agreement between the Company and SunTrust Bank dated December 1, 1995 covering the Company's long term note due June 30, 1997. Incorporated by reference to Exhibit 10(j) to the Company's Form 10-Q for the fiscal quarter ended February 28, 1997.

11     Statement re computation of per share earnings.

13 1997 Annual Report to Stockholders (furnished for the information of the Commission and not deemed "filed" or part of this Form 10-K except for those portions expressly incorporated herein by reference).

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

                                  Oxford Industries, Inc.





                                         /s/Thomas Caldecot Chubb, III
                                         -----------------------------
                                         J. Hicks Lanier*
                                         Chairman and President


Date:   August 26, 1997
        ---------------
         Pursuant to the requirements of the Securities  Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.

      Signature                 Capacity                       Date
--------------------------     -----------------             --------

/s/Thomas Caledcot Chubb, III   Chairman and                 08/26/97
--------------------------      President, Chief             --------
J. Hicks Lanier                 Executive Officer
                                and Director




/s/Ben B. Blount Jr.            Executive                    08/26/97
--------------------------      Vice President,              -------
Ben B. Blount Jr.               Chief Financial
                                Officer and
                                Director



/s/Thomas Caldecot Chubb, III   Director                     08/26/97
--------------------------                                   --------
Cecil D. Conlee*



/s/Thomas Caldecot Chubb, III   Director                     08/26/97
--------------------------                                   --------
John B. Ellis*

*by power of attorney


/s/Thomas Caldecot Chubb, III   Director                     08/26/97
--------------------------                                   --------
Thomas Gallagher*



/s/Thomas Caldecot Chubb, III   Director                     08/26/97
--------------------------                                   --------
J. Reese Lanier*




/s/Thomas Caldecot Chubb, III   Director                     08/26/97
--------------------------                                   --------
Knowlton J. O'Reilly*




/s/Thomas Caldecot Chubb, III   Director                     08/26/97
--------------------------                                   --------
Clarence B. Rogers, Jr.*




/s/Thomas Caldecot Chubb, III   Director                     08/26/97
--------------------------                                   --------
Robert E. Shaw*





/s/Thomas Caldecot Chubb, III   Director                     08/26/97
--------------------------                                   --------
E. Jenner Wood*

*by power of attorney





            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                ON FINANCIAL STATEMENT SCHEDULE



To Oxford Industries, Inc.:


      We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in Oxford Industries, Inc.'s 1997 Annual Report to
Stockholders incorporated by reference in this Form 10-K, and have issued our report thereon, dated July 11, 1997. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in
Item 14(a)2 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




                             ARTHUR ANDERSEN LLP


Atlanta, Georgia
July 11, 1997













                OXFORD INDUSTRIES, INC. AND SUBSIDIARIES
                ----------------------------------------
            SCHEDULE  II - VALUATION AND QUALIFYING ACCOUNTS
            -------------------------------------------------

Column  A               Column B        Column C           Column  D   Column E
----------------------  ----------  --------------------   ----------  --------
                                        Additions          Deductions
                                 ---------------------     ----------
                        Balance at    Charged                          Balance
                        Beginning       to                             at End
    Description         of Period     Income   Recoveries  Write-Offs  of Period
----------------------  ----------  ---------- ----------  ----------  ----------

Reserves for losses
From accounts receivable:

 Year ended June 2, 1995 $2,700,000   $326,000    $367,000    $293,000  $2,700,000
                         ==========  ==========   ========  ==========  ==========

 Year ended May 31, 1996 $2,700,000   $234,000    $199,000    $333,000  $2,800,000
                         ==========  ==========   ========  ==========  ==========

 Year ended May 30, 1997 $2,800,000    $21,000     $95,000    $116,000  $2,800,000
                         ==========    =======     =======    ========  ==========

