Form 10-Q
period 1997-08-29
OXFORD INDUSTRIES INC
filed 1997-10-09
CIK 75288

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549
                           FORM 10-Q

       [ X ]  Quarterly Report Pursuant To Section 13 or 15(d) of
                 The Securities Exchange Act of 1934

         For the quarterly period ended August 29, 1997
                                        ---------------
                                  OR
        [    ]  Transition Report Pursuant To Section 13 or 15(d)
                                 of
                 The Securities Exchange Act of 1934

For the transition period from                 to
                               ----------------  ----------------
Commission File Number 1-4365
                       ------

                    OXFORD INDUSTRIES, INC.
-----------------------------------------------------------------

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

                         Not Applicable
-----------------------------------------------------------------

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
Yes   X     No
    -----      -----

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                   Number of shares outstanding
    Title of each class                as of October 6, 1997
---------------------------        ----------------------------
Common Stock, $1 par value                   8,848,622














                 PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements.
------------------------------
                           OXFORD INDUSTRIES, INC.
                     CONSOLIDATED STATEMENTS OF EARNINGS
       QUARTERS ENDED AUGUST 29, 1997 AND AUGUST 30, 1996
                                 (UNAUDITED)

                                                  Quarter Ended
                                            --------------------------
$ in thousands except per                   August 29,       August 30,
  share amounts                               1997              1996
-------------------------                   ----------    ------------

Net Sales                                     $193,242        $172,517
                                              --------        --------
Costs and Expenses:
     Cost of goods sold                        156,597         140,943
     Selling, general
       and administrative                       26,795          24,686
    Interes t                                      981           1,096
                                              --------        --------
                                               184,373         166,725
                                              --------        --------
Earnings Before Income Taxes                     8,869           5,792
Income Taxes                                     3,459           2,317
                                              --------        --------
Net Earnings                                  $  5,410        $  3,475
                                              ========        ========

Net Earnings Per Common Share                     $.61            $.40
                                              ========        ========
Average Number of Shares
  Outstanding                                8,807,891       8,774,608
                                             =========       =========

Dividends Per Share                              $0.20          $0.20
                                                ======          ======

-------------------------
See notes to consolidated financial statements.























                             OXFORD INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS
               AUGUST 29, 1997, MAY 30, 1997 AND AUGUST 30, 1996
                     (UNAUDITED EXCEPT FOR MAY 30, 1997)

                                   August 29,      May 30,      August 30,
$ in thousands                         1997          1997         1996
--------------                    ------------     --------  -----------
Assets
------
Current Assets:
  Cash                               $   4,266    $   3,313     $  3,857
  Receivables                          121,633       77,771      108,249
  Inventories:
    Finished goods                      85,076       87,368       81,411
    Work in process                     23,996       26,276       23,109
    Fabric, trim & supplies             34,902       36,137       32,762
                                      --------     --------     --------
                                       143,974      149,781      137,282
  Prepaid expenses                      14,317       16,080       12,710
                                      --------     --------     --------
    Total Current Assets               284,190      246,945      262,098
Property, Plant and Equipment           34,629       34,636       35,727
Other Assets                             5,268        5,536        6,105
                                      --------     --------     --------
                                      $324,087     $287,117     $303,930
                                      ========     ========     ========
Liabilities and Stockholders' Equity
------------------------------------
Current Liabilities:
  Notes payable                       $ 44,500     $  4,000     $ 56,000
  Trade accounts payable                48,462       59,524       37,517
  Accrued compensation                   9,096       11,278        8,910
  Other accrued expenses                20,645       16,964       15,359
  Dividends payable                      1,765        1,755        1,755
  Income taxes                           2,340           -         2,771
  Current maturities of
    long-term debt                       1,950        2,784        1,631
                                      --------     --------     --------
    Total Current Liabilities          128,758       96,305      123,943

Long-Term Debt,
  less current maturities               41,790       41,790       44,394

Non-Current Liabilities                  4,500        4,500        4,500

Deferred Income Taxes                    3,028        3,005        1,890

Stockholders' Equity:
  Common stock                           8,825        8,780        8,705
  Additional paid-in capital            10,590        9,554        8,174
  Retained earnings                    126,596      123,183      112,324
                                      --------     --------     --------
Total Stockholders' Equity             146,011      141,517      129,203
                                      --------     --------     --------
Total Liabilities and Stockholders'
  Equity                              $324,087     $287,117     $303,930
                                      ========     ========     ========
-------------------
See notes to consolidated financial statements.








                     OXFORD INDUSTRIES, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
              QUARTERS ENDED AUGUST 29, 1997 AND AUGUST 30, 1996
                                 (UNAUDITED)
                                                       Quarter Ended
                                               -----------------------------
                                                August 29,          August 30,
$ in thousands                                    1997                 1996
--------------                                 ------------      ------------
Cash Flows from Operating Activities:
-------------------------------------
  Net earnings                                      $ 5,410          $  3,475
  Adjustments to reconcile net earnings to
  net cash provided by (used in) operating activities:
     Depreciation and amortization                    1,917             2,047
     Loss (Gain) on sale of property, plant
       and equipment                                      4               (38)
  Changes in working capital:
     Receivables                                    (43,862)          (23,656)
     Inventories                                      5,807              (493)
     Prepaid expenses                                 1,763             1,037
     Trade accounts payable                         (11,062)          (12,159)
     Accrued expenses and other current liabilities   1,499             4,030
     Income taxes payable                             2,340             2,771
 Deferred income taxes                                   23               104
 Other noncurrent assets                                 67                (9)
       Net cash flows (used in)                     --------          --------
         operating activities                       (36,094)          (22,891)

Cash Flows from Investing Activities:
-------------------------------------
 Purchase of property, plant and equipment           (1,748)             (987)
 Proceeds from sale of property, plant and
     and equipment                                       37               114
                                                   --------           --------
        Net cash (used in) investing activities      (1,711)             (873)

Cash Flows from Financing Activities:
-------------------------------------
  Short-term borrowings                              40,500            30,500
  Payments on long-term debt                           (834)             (658)
  Proceeds from exercise of stock options               847                24
    Purchase  and  retirement  of  common   stock         -            (1,500)
  Dividends on common stock                          (1,755)           (1,760)
                                                    --------          --------
     Net cash provided by financing activities       38,758            26,606

Net Change in Cash and Cash Equivalents                 953             2,842
Cash and Cash Equivalents at Beginning of Period      3,313             1,015
                                                   --------          --------
Cash and Cash Equivalents at End of Period         $  4,266          $  3,857
                                                   ========          ========

Supplemental Disclosure of Cash Flow Information
------------------------------------------------
     Cash paid (received) for:
        Interest, net                                   980          $  1,080
        Income taxes                                    200            (1,581)

See notes to consolidated financial statements.









                           OXFORD INDUSTRIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              QUARTERS ENDED AUGUST 29, 1997 AND AUGUST 30, 1996
                                 (UNAUDITED)

1. The foregoing unaudited consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary
   to  a  fair  statement of the results for the interim periods.   All
   such adjustments are of a normal recurring nature. The results for interim periods are not necessarily indicative of results to be expected for the year.

2. The financial information presented herein should be read in conjunction with the consolidated financial statements included in the Registrant's Annual Report on Form 10-K for the fiscal year ended May 30, 1997.

3. The Company is involved in certain legal matters primarily arising in the normal course of business. In the opinion of management, the Company's liability under any of these matters would not materially affect its financial condition or results of operations.

4. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS No. 128) "Earnings per Share." The new standard simplifies the computation of earnings
   per   share  (EPS)  and  increases  comparability  to  international
   standards.   Under SFAS No. 128, primary EPS is replaced by  "Basic"
   EPS, which excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. "Diluted" EPS, which is computed similarly to fully diluted EPS, reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted to common stock.

   The Company is required to adopt the new standard in its year-end 1998 financial statements. All prior period EPS information (including interim EPS) is required to be restated at that time. Early adoption is not permitted. Pro forma EPS, as if the Company adopted SFAS No. 128 for each period presented are as follows:

                             For the quarters ended
                      August 29, 1997  August 30, 1996
       Basic EPS        $0.61             $0.40
       Diluted EPS      $0.61             $0.40





























   Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations.

                      Results of Operations


NET SALES
     Net sales for the first quarter of the 1998 fiscal year, which ended August 29, 1997, increased 12.0% from net sales for the first quarter of the previous year. Oxford Shirt Group sales increased by 12.2%, the result of increased sales in Tommy Hilfiger Golf, Tommy Hilfiger Dress Shirts, Oxsport and Polo/Ralph Lauren for Boys offset by decreased sales in private label dress shirts. Lanier Clothes sales increased by 6.9%, the result of increased sales in Oscar de la Renta and the initial first quarter sales of Nautica offsetting decreased sales in private label. Oxford Slacks posted a sales increase of 16.3%, primarily in specialty catalog. The Oxford Womenswear Group posted a sales increase of 13.7% primarily in the Sportswear Collections division.

     The Company experienced an overall net sales unit volume increase of 12.8% and an overall 0.6% decrease in the average net sales price per unit. Increased sales in the Oxford Womenswear Group with a decreased average net sales price per unit slightly offset increased sales in the licensed designer divisions with increased average net sales price per unit.

COST OF GOODS SOLD
     Cost of goods sold as a percentage of net sales was 81.0% in the first quarter of the current year as compared to 81.7% in the first quarter of the prior year. The decrease in cost of goods sold as a percentage of net sales was due in part to increased
sales of higher margin lines.   Another factor contributing to
the decreased percentage of cost of goods sold was a 13.2% reduction in the Company's domestic production capacity and a 9.4% increase in the Company's offshore production capacity from the same period in the prior year.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
     Selling, general and administrative expenses increased by $2,109,000 to $26,795,000 or 13.9% of net sales in the first quarter of the current year from $24,686,000 or 14.3% of net sales in the first quarter of the prior year. The two major contributors to this increase were increased selling, general and administrative expenses associated with the start-up of Geoffrey Beene and Nautica tailored clothing and increased advertising associated with licensed designer divisions. Subsequent to the end of the first quarter, one of the Company's customers, Bedford Fair, filed for bankruptcy protection. In the first quarter, the Company had adequately provided for this subsequent event.

INTEREST EXPENSE
     Net interest expense declined by $115,000 to $981,000 or 0.5% of net sales in the first quarter of the current year from $1,096,000 or 0.6% of net sales in the first quarter of the prior year. The slight reduction in interest expense is due to lower average short-term borrowings.

INCOME TAXES
     The Company's effective tax rate was 39.0% in the first quarter of the current year and 40.0% in the first quarter of the previous year and does not differ significantly from the Company's statutory rate.

FUTURE OPERATING RESULTS
     Although apparel sales at retail have improved during the quarter, the Company has experienced a slowdown in wholesale booking in some groups. The Company continues to expect another record year in sales and earnings, but will not maintain the high percentage increases of the first quarter.






LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES
     Operating activities used $36,094,000 during the first quarter of the current year and used $22,891,000 in the first quarter of the prior year. The primary factors contributing to this increased use of funds were a larger increase in accounts receivable than in the prior year offset by a decrease in inventory in the current quarter compared to a slight increase in inventory in the prior year. The increase in receivables and the decrease in inventory are both functions of normal seasonal activity.


INVESTING ACTIVITIES
     Investing activities used $1,711,000 in the current period and $873,000 in the comparable period of the prior year. The change was the result of increased spending for capital expenditures, primarily for the new Oxford Slacks manufacturing facility in Mexico.

FINANCING ACTIVITIES
     Financing activities generated $38,758,000 in the first quarter of the current year and generated $26,606,000 in the same quarter of the previous year. The primary difference was increased short-term borrowing activity in the current year.

     On October 6, 1997 the Company's stockholders approved two employee stock option plans, one restricted and one non-restricted.

     On October 6, 1997 the Company's Board of Directors declared a cash dividend of $.20 per share payable to shareholders of record on November 14, 1997.

WORKING CAPITAL
     Working capital increased from $138,155,000 at the end of the first quarter of the prior year to $150,640,000 at the end of the 1997 fiscal year and increased to $155,432,000 at the end of the first quarter of the current year. The ratio of current assets to current liabilities was 2.1 at the end of the first quarter of the prior year, 2.6 at the end of the prior fiscal year, and 2.2 at the end of the first quarter of the current year.

FUTURE LIQUIDITY AND CAPITAL RESOURCES
     The Company believes it has the ability to generate cash and/or has available borrowing capacity to meet its foreseeable needs. The sources of funds primarily include funds provided by operations and both short-term and long-term borrowings. The uses of funds primarily include working capital requirements, capital expenditures, acquisitions, dividends and repayment of short-term and long-term debt. The Company regularly utilizes committed bank lines of credit and other uncommitted bank resources to meet working capital requirements. On August 29, 1997, the Company had available for its use lines of credit with several lenders aggregating $52,000,000. The Company has agreed to pay commitment fees for these available lines of credit. On August 29, 1997, $52,000,000 was in use under these lines. Of the $52,000,000, $40,000,000 is long-term. In addition, the Company has $186,000,000 in uncommitted lines of credit, of which $98,000,000 is reserved exclusively for letters of credit. The Company pays no commitment fees for these available lines of credit. At August 29, 1997, $32,500,000 was in use under these lines of credit. Maximum borrowings from all these sources during the first three months of the current year were $84,500,000 of which $44,500,000 was short-term. The Company anticipates continued use and availability of both committed and uncommitted resources as working capital needs may require.

     The Company considers possible acquisitions of apparel-related businesses that are compatible with its long-term strategies. The Company's Board of Directors has authorized the Company to purchase shares of the Company's common stock on the open market and in negotiated trades as conditions and opportunities warrant. There are no present plans to sell securities (other than through employee stock option plans and other employee benefits)or enter into off-balance sheet financing arrangements.





ADDITIONAL INFORMATION
     For additional information concerning the Company's operations, cash flows, liquidity and capital resources, this analysis should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements contained in the Company's Annual Report for fiscal 1997.



























































                  PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.
------------------------------------------

(a) Exhibits.
    ---------
     3(a)  Articles of Incorporation of the Company.

    10(i)  Note Agreement between the Company and SunTrust of
           Georgia dated August 15, 1997 covering the Company's long term note due February 11, 1999.


    10(j)  1997 Stock Option Plan.  Incorporated by reference to
           Exhibit A to the Company's Proxy Statement for the fiscal year ended May 30, 1997.

    10(k) 1997 Restricted Stock Plan. Incorporated by reference to Exhibit B to the Company's Proxy Statement for the fiscal year ended May 30, 1997.

    11     Statement re computation of per share earnings.


    27     Financial Data Schedule.

(b) Reports on Form 8-K.
    --------------------
     The Registrant did not file any reports on Form 8-K during the quarter ended August 29, 1997.













































                           SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                OXFORD INDUSTRIES, INC.
                                -----------------------
                                     (Registrant)








                                /s/Ben B. Blount, Jr.
                                --------------------------
Date: October 9, 1997           Ben B. Blount, Jr.
      ---------------           Chief Financial Officer