Form 10-Q
period 1997-11-28
OXFORD INDUSTRIES INC
filed 1998-01-09
CIK 75288

1

               SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549
                           FORM 10-Q

       [ X ]  Quarterly Report Pursuant To Section 13 or 15(d) of
                 The Securities Exchange Act of 1934

        For the quarterly period ended November 28, 1997
                                       -----------------
                                  OR
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
Yes   X     No
    -----      -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                   Number of shares outstanding
    Title of each class                as of January 5, 1998
---------------------------        ----------------------------
Common Stock, $1 par value                   8,855,572








                    PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements.
-----------------------------


                        OXFORD INDUSTRIES, INC
                  CONSOLIDATED STATEMENT OF EARNINGS
 SIX MONTHS AND QUARTERS ENDED NOVEMBER 28, 1997 AND NOVEMBER 29, 1996
                              (UNAUDITED)


                           Six Months Ended              Quarter Ended
                      -------------------------   ------------------------
$ in thousands except November 28, November 29,   November 28, November 29,
per share amounts          1997       1996           1997       1996
                      ------------ -----------    ------------ -----------
Net Sales              $401,304    $375,751       $208,062   $203,234

Costs and Expenses:
   Cost of goods sold   322,980     307,218        166,383    166,275
   Selling, general and
    administrative       54,701      49,576         27,906     24,890
   Interest               1,999       2,167          1,018      1,071
                        -------     -------        -------    -------
Total Costs and
   Expenses             379,680     358,961        195,307    192,236
                        -------     -------        -------    -------

Earnings Before Income
  Taxes                  21,624      16,790         12,755     10,998

Income Taxes              8,433       6,716          4,974      4,399
                        -------     -------        -------    -------
Net Earnings           $ 13,191     $10,074        $ 7,781    $ 6,599
                       ========     =======        =======    =======
Net Earnings Per
Common Share              $1.49       $1.15          $0.88      $0.75
                        =======     =======        =======    =======
Average Number of Shares
   Outstanding        8,826,844   8,741,465      8,845,774  8,707,924
                      =========   =========      =========  =========
Dividends Per Share       $0.40       $0.40          $0.20      $0.20
                      =========   =========      =========  =========

See notes to consolidated financial statements.



















                        OXFORD INDUSTRIES, INC.
                      CONSOLIDATED BALANCE SHEETS
         NOVEMBER 28, 1997, MAY 30, 1997 AND NOVEMBER 29, 1996
                  (UNAUDITED EXCEPT FOR MAY 30, 1997)


$ in thousands          November 28,        May 30,November 29,
--------------               1997             1997        1996
                         -----------        -------  -----------
Assets
------
Current Assets:
  Cash                       $ 3,274       $ 3,313       $ 3,710
  Receivables                112,458        77,771       107,786
  Inventories:
     Finished goods           78,520        87,368        66,956
Work in process               24,102        26,276        22,509
     Fabric, trim & supplies  30,801        36,137        31,818
                            --------      --------       -------
                             133,423       149,781       121,283
  Prepaid expenses            12,829        16,080        13,910
                            --------      --------      --------
     Total Current Assets    261,984       246,945       246,689
Property Plant and Equipment  34,429        34,636        34,299
Other Assets                   5,164         5,536         5,941
                            --------      --------      --------
  Total Assets              $301,577      $287,117      $286,929
                            ========      ========      ========

Liabilities and Stockholders' Equity
------------------------------------
Current Liabilities
  Notes payable              $10,500       $ 4,000       $28,000
  Trade accounts payable      52,539        59,524        39,644
  Accrued compensation        10,891        11,278         8,715
  Other accrued expenses      21,401        16,964        19,327
  Dividends payable            1,771         1,755         1,743
  Income taxes                   296             -         3,224
  Current maturities of long-
     term debt                 1,946         2,784         1,397
                            --------      --------      --------
    Total Current Liabilities 99,344        96,305       102,050

  Long-Term Debt, less
     current maturities       41,680        41,790        44,284

  Noncurrent Liabilities       4,500         4,500         4,500

  Deferred Income Taxes        3,252         3,005         1,844

  Stockholders' Equity:
     Common stock              8,854         8,780         8,716
     Additional paid in
       capital                11,341         9,554         8,342
     Retained earnings       132,606       123,183       117,193
                            --------      --------      --------
     Total Stockholders'
       Equity                152,801       141,517       134,251
                            --------      --------      --------
  Total Liabilities and
     Stockholders' Equity   $301,577      $287,117      $286,929
                            ========      ========      ========


See notes to consolidated financial statements.







                        OXFORD INDUSTRIES, INC.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
       SIX MONTHS ENDED NOVEMBER 28, 1997 AND NOVEMBER 29, 1996
                              (UNAUDITED)
                                               November 28,   November 29,
                                                 1997            1996
Cash Flows From Operating Activities       ---------------------------------
------------------------------------
   Net earnings                                $    13,191   $  10,074
   Adjustments to reconcile net earnings to
     net cash provided by (used in) operating activities:
    Depreciation and amortization                    3,895       4,130
   Gain on sale of property, plant
     and equipment                                     (48)       (380)

   Changes in working capital:
     Receivables                                   (34,687)    (23,193)
     Inventories                                    16,358      15,506
     Prepaid expenses                                3,251        (163)
     Trade accounts payable                         (6,985)    (10,032)
     Accrued expenses and other current liabilities  4,050       7,803
     Income taxes payable                              296       3,224
  Deferred income taxes                                247         58
  Other noncurrent assets                              (33)       (49)
    Net cash flows (used in)provided by           --------------------
      operating activities                            (465)     6,978

Cash Flows From Investing Activities
------------------------------------
Purchase of property, plant and equipment           (3,320)    (2,764)
Proceeds from sale of property, plant and
    and equipment                                       87      1,782
                                                  --------  ----------
     Net cash used in investing activities          (3,233)      (982)

Cash Flows From Financing Activities
------------------------------------
  Short-term borrowings                              6,500      2,500
  Payments on long-term debt                          (948)    (1,002)
  Proceeds from exercise of stock options            1,627        202
  Purchase and retirement of common stock                -     (1,500)
  Dividends on common stock                         (3,520)    (3,501)
     Net cash provided by(used in)                  ------     -------
        financing activities                         3,659     (3,301)

Net change in Cash and Cash Equivalents                (39)     2,695
Cash and Cash Equivalents at Beginning of Period     3,313      1,015
                                                   --------    -------
Cash and Cash Equivalents at End of Period         $ 3,274    $ 3,710
                                                  ========    ========


Supplemental Disclosure of Cash Flow Information
------------------------------------------------
     Cash paid for:
        Interest                                  $  2,064    $  2,010
        Income taxes                                 6,427       4,007


See notes to consolidated financial statements.























































                        OXFORD INDUSTRIES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        QUARTERS ENDED NOVEMBER 28, 1997 AND NOVEMBER 29, 1996

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


  The Company is required to adopt the new standard in its year-end 1998 financial statements. All prior period EPS information (including interim EPS) is required to be restated at that time. Early adoption is not permitted. PRO forma EPS, as if the Company adopted SFAS No. 128 for each period presented are as follows:


               For the Six months ended      For the quarters ended
               November 28,   November 29,   November 28, November 29,
                  1997           1996           1997        1996

Basic EPS          $1.49         $1.15          $0.88       $0.75
Diluted EPS        $1.47         $1.15          $0.87       $0.75


5. In February 1997, the Financial Accounting Standards Board issued SFAS No. 129, "Disclosure of Information About Capital Structure." SFAS No. 129 requires companies to disclose descriptive information about an entity's capital structure. It also requires disclosure of information about the liquidation preference of preferred stock and redeemable stock. SFAS No. 129 is effective for the Company's year-end 1998 financial statements. Management does not expect that SFAS No. 129 will require significant revision of prior disclosures.





6. In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 is designed to improve the reporting of changes in equity from period to period. SFAS No. 130 is effective for the Company's year-end 1999 financial statements. Management does not expect SFAS No. 130 to have a significant impact on the Company's financial statements.

7. In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 requires that an enterprise disclose certain information about operating segments. SFAS
  No. 131 is effective for the Company's year-end 1999 financial statement. Management has not yet determined the impact of SFAS No. 131.
















































 Item 2.  Management's Discussion and Analysis of Financial Condition
                      and Results of Operations.


NET SALES
         Net sales for the second quarter of the 1998 fiscal year, which ended November 28, 1997, increased 2.4% from net sales for the same period of the prior year. Net sales for the first six months of the current year increased 6.8% from net sales for the same period of the prior year.

         First half net sales for the Company's Slacks Group increased 3.3% most of which was in its Specialty Catalog division. Lanier Clothes, the Company's Tailored Clothing Group, had a net sales increase of 4.1%. Gains in Oscar de la Renta and initial Nautica shipments were partially offset by a decline in private label shipments. The decline in private label was primarily due to pipeline filling, last year, of J.C. Penney's "Stafford Options" program. The Shirt Group gain for the first half was 6.2%. Double-digit gains in OxSport, Tommy Hilfiger Golf, Tommy Hilfiger Dress Shirts and Polo/Ralph Lauren for Boys were partially offset by a decline in Oxford Shirtings, the Company's private label dress shirt division and Ely & Walker western wear. The Womenswear Group, which is all private label, had a very solid 13.8% gain in the first half.

         The Company experienced an overall net sales unit volume increase of 2.1% while experiencing a weighted average 0.3% increase in the sales price per unit during the second quarter of the current year. For the first six months of the current year, the Company experienced a 7.0% increase in overall net sales unit volume while experiencing a 0.2% decrease in the weighted average sales price per unit.

COST OF GOODS SOLD
         Cost of goods sold as a percentage of net sales was 80.0% in the second quarter of the current year as compared to 81.8% in the second quarter of the prior year. For the first half of the current fiscal year, cost of goods sold as a percentage of net sales was 80.5%, and 81.8% for the first half of the prior fiscal year. The decrease in cost of goods sold as a percentage of net sales was due in part to the increased sales of higher margin lines. Another factor contributing to the decreased percentage was the continuation of the shift from domestic production to offshore production yielding comparatively lower costs per unit.

         During the second quarter, the Company announced the closure of its domestic sewing facility in Alma, Georgia. This facility closing is the direct result of the continuing intense competitive pressures that require the Company to utilize the most cost-effective production resources.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
         Selling, general and administrative expenses increased by 12.1% to $27,906,000 in the second quarter of fiscal 1998 from $24,890,000 in the same period of fiscal 1997. Selling, general and administrative expenses increased 10.3% to $54,701,000 for the first six months of the current year from $49,576,000 for the first six months of the prior year. As a percentage of net sales, selling, general and administrative expenses increased to 13.4% for the second quarter of the current year from 12.2% for the second quarter of the prior year, and increased to 13.6% for the first half of the current year from 13.2% for the first half of the prior year.

         The major contributors to the increased selling, general and administrative expenses were higher advertising, royalty and selling expenses inherent in the licensed designer businesses and higher employment costs. In addition to normal salary increases, the higher employment costs are the result of increased group medical insurance claims and increased management performance bonuses.


INTEREST EXPENSE
         Net interest expense declined by $53,000 to $1,018,000 or 0.5% of net sales in the second quarter of the current year from $1,071,000 or 0.5% of net sales in the second quarter of the prior year. Net interest expense declined by $168,000 to $1,999,000 or 0.5% of net sales in the first half of the current year from $2,167,000 or 0.6% of net sales in the first half of the prior year. The reduction in interest expense was due to lower average short-term borrowings.

INCOME TAXES
         The Company's effective tax rate was 39.0% in the first quarter and first half of the current year and 40.0% in the first quarter and first half of the previous year and does not differ significantly from the Company's statutory rate.

FUTURE OPERATING RESULTS
         At the current writing, the Christmas retail results appear to have been mixed with less than robust sales being reported by many of the Company's retail customers. While the Company is experiencing below plan inventory call-out and slower order bookings in some market sectors, the Company's order backlog is solidly ahead and the Company is optimistic about its prospects for record sales and earnings for the second half.

LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES
         Operating activities used $465,000 during the first quarter of the current year and generated $6,978,000 in the first quarter of the prior year. The primary factors contributing to this increased use of funds was a larger increase in receivables than in the prior year offset by increased net earnings in the current year.

INVESTING ACTIVITIES
         Investing activities used $3,233,000 in the current period and $982,000 in the comparable period of the prior year. The change was the result of decreased proceeds from the sale of property, plant and equipment in the prior year and slightly increased capital expenditures in the current year.

FINANCING ACTIVITIES
         Financing activities generated $3,659,000 in the current period and used $3,301,000 in the comparable period of the prior year. The primary factors contributing to this change were an increased change in short-term borrowings and increased proceeds from the exercise of employee stock options in the current year, and the purchase and retirement of common stock in the prior year.

         On October 6, 1997 the Company's stockholders approved an employee stock option plan and also an employee restricted stock plan.

         On January 5, 1998 the Company's Board of Directors declared a cash dividend of $.20 per share payable on February 28, 1998 to shareholders of record on February 13, 1998.

WORKING CAPITAL
         Working capital increased from $144,639,000 at the end of the second quarter of the prior year to $150,640,000 at the end of the 1997 fiscal year and increased to $162,640,000 at the end of the second quarter of the current year. The ratio of current assets to current liabilities was 2.4 at the end of the second quarter of the prior year, 2.6 at the end of the prior fiscal year, and 2.6 at the end of the second quarter of the current year.






FUTURE LIQUIDITY AND CAPITAL RESOURCES
         The Company believes it has the ability to generate cash and/or has available borrowing capacity to meet its foreseeable needs. The sources of funds primarily include funds provided by operations and both short-term and long-term borrowings. The uses of funds primarily include working capital requirements, capital expenditures, acquisitions, dividends and repayment of short-term and long-term debt. The Company regularly utilizes committed bank lines of credit and other uncommitted bank resources to meet working capital requirements. On November 28, 1997, the Company had available for its use lines of credit with several lenders aggregating $52,000,000. The Company has agreed to pay commitment fees for these available lines of credit. On November 28, 1997, 48,000,000 was in use under these lines. Of the $48,000,000, $40,000,000 is long-term. In addition, the Company has $206,000,000 in uncommitted lines of credit, of which $118,000,000 is reserved exclusively for letters of credit. The Company pays no commitment fees for these available lines of credit. At November 28, 1997, $2,500,000 was in use under these lines of credit. Maximum borrowings from all these sources during the first six months of the current year were $84,500,000 of which $44,500,000 was short-term. The Company anticipates continued use and availability of both committed and uncommitted resources as working capital needs may require.

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





SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM
ACT OF 1995

         Certain statements included herein are "forward-looking statements" within the meaning of the federal securities laws. This includes any statements concerning plans and objectives of management relating to the Company's operations or economic performance, and assumptions related thereto. In addition, the Company and its representatives may from time to time make other oral or written statements that are also forward-looking statements.

         These forward-looking statements are made based on management's expectations and beliefs concerning future events impacting the Company and therefore involve a number of risks and uncertainties. Management cautions that forward-looking statements are not guarantees and that actual results could differ materially from those expressed or implied in the forward-looking statements.

         Important factors that could cause the actual results of operations or financial condition of the Company to differ include, but are not necessarily limited to, general economic and apparel business conditions, continued retailer and consumer acceptance of company products, and global manufacturing costs.

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


   27   Financial Data Schedule.

(b) Reports on Form 8-K.
    --------------------
     The Registrant did not file any reports on Form 8-K during the quarter ended November 28, 1997.













































                           SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                OXFORD INDUSTRIES, INC.
                                -----------------------
                                     (Registrant)








                                /s/Ben B. Blount, Jr.
                                --------------------------
Date: JANUARY 9, 1998           Ben B. Blount, Jr.
      ---------------           Chief Financial Officer