Form 10-Q
period 1998-02-27
OXFORD INDUSTRIES INC
filed 1998-04-10
CIK 75288

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549
                           FORM 10-Q

       [ X ]  Quarterly Report Pursuant To Section 13 or 15(d) of
                 The Securities Exchange Act of 1934

        For the quarterly period ended February 27, 1998
                                       ----------------
                                  OR
       [   ]  Transition Report Pursuant To Section 13 or 15(d) of
                 The Securities Exchange Act of 1934

For the transition period from                 to
                               ----------------  ----------------
Commission File Number 1-4365
                       ------

                    OXFORD INDUSTRIES, INC.
------------------------------------------------------------------
     (Exact name of registrant as specified in its charter)

            Georgia                           58-0831862
-------------------------------     ------------------------------
(State or other jurisdiction of           (I.R.S. Employer
incorporation or organization)         Identification Number)

       222 Piedmont Avenue, N.E., Atlanta, Georgia  30308
       --------------------------------------------------
       (Address of principal executive offices)(Zip Code)

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
Yes   X     No
    -----      -----

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                   Number of shares outstanding
    Title of each class                as of April 6, 1998
---------------------------        ----------------------------
Common Stock, $1 par value                   8,815,212









                     PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements.
-----------------------------


                         OXFORD INDUSTRIES, INC
                   CONSOLIDATED STATEMENT OF EARNINGS
 NINE MONTHS AND QUARTERS ENDED FEBRUARY 27, 1998 AND FEBRUARY 28, 1997
                               (UNAUDITED)


                          Nine Months Ended              Quarter Ended
                      -------------------------   ------------------------
$ in thousands except February 27, February 28,   February 27, February 28,
per share amounts          1998      1997           1998        1997
                      ------------ -----------    ------------ -----------
Net Sales              $579,981    $543,221       $178,677   $167,470

Costs and Expenses:
   Cost of goods sold   466,137     441,091        143,157    133,873
   Selling, general and
    administrative       80,719      74,700         26,018     25,124
   Interest               2,663       3,309            664      1,142
                        -------     -------        -------    -------
Total Costs and
     Expenses           549,519     519,100        169,839    160,139
                        -------     -------        -------    -------

Earnings Before Income
     Taxes               30,462      24,121          8,838     7,331

Income Taxes             11,880       9,648          3,447     2,932
                        -------     -------        -------    -------
Net Earnings           $ 18,582    $ 14,473        $ 5,391   $ 4,399
                       ========    ========        =======    =======
Basic Earnings
 Per Share                $2.10       $1.66          $0.61     $0.51
                        =======    ========        =======     ======
Diluted Earnings
  Per Share               $2.07       $1.65          $0.60     $0.50
                        =======    ========        =======    =======
Basic Number of Shares
   Outstanding        8,831,809   8,738,400      8,841,924  8,732,054
                      =========   =========      =========   ========
Diluted Number of Shares
   Outstanding        8,990,065   8,786,523      8,990,301  8,845,220
                      =========   =========      =========  =========

Dividends Per Share       $0.60       $0.60          $0.20      $0.20
                      =========   =========      =========  =========

See notes to consolidated financial statements.


                         OXFORD INDUSTRIES, INC.
                       CONSOLIDATED BALANCE SHEETS
          FEBRUARY 27, 1998, MAY 30, 1997 AND FEBRUARY 28, 1997
                   (UNAUDITED EXCEPT FOR MAY 30, 1997)


$ in thousands          February 27,        May 30,    February 28,
--------------               1998             1997             1997
                         -----------        -------       -----------
Assets
------
Current Assets:
  Cash                       $ 2,813       $ 3,313           $ 3,058
  Receivables                110,148        77,771           105,561
  Inventories:
     Finished goods           85,217        87,368            70,152
     Work in process          24,256        26,276            23,734
     Fabric, trim & supplies  28,642        36,137            29,285
                            --------      --------          --------
                             138,115       149,781           123,171
  Prepaid expenses            13,616        16,080            14,306
                            --------      --------          --------
     Total Current Assets    264,692       246,945           246,096
Property, Plant and Equipment 33,354        34,636            33,948
Other Assets                   4,871         5,536             6,163
                            --------      --------          --------
  Total Assets              $302,917      $287,117          $286,207
                            ========      ========          ========

Liabilities and Stockholders' Equity
------------------------------------
Current Liabilities:
  Notes payable              $17,000       $ 4,000           $26,500
  Trade accounts payable      46,765        59,524            40,163
  Accrued compensation        11,234        11,278             9,760
  Other accrued expenses      21,133        16,964            19,205
  Dividends payable            1,763         1,755             1,749
  Current maturities of long-
     term debt                   442         2,784             1,243
                            --------      --------          --------
    Total Current Liabilities   98,337      96,305            98,620

  Long-Term Debt, less
     current maturities       41,503        41,790            43,487

  Noncurrent Liabilities       4,500         4,500             4,500

  Deferred Income Taxes        3,321         3,005             2,155

  Stockholders' Equity:
     Common stock              8,815         8,780             8,745
     Additional paid-in
      capital                 11,328         9,554             8,874
     Retained earnings       135,113       123,183           119,826
                            --------      --------          --------
    Total Stockholders'
     Equity                  155,256       141,517           137,445
                            --------      --------          --------
  Total Liabilities and
     Stockholders' Equity   $302,917      $287,117          $286,207
                            ========      ========          ========


See notes to consolidated financial statements.








                         OXFORD INDUSTRIES, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
        NINE MONTHS ENDED FEBRUARY 27, 1998 AND FEBRUARY 28, 1997
                               (UNAUDITED)
$ in thousands                               February 27,   February 28,
--------------                                    1998          1997
Cash Flows From Operating Activities       ---------------------------------
------------------------------------
   Net earnings                                $    18,582  $   14,473
   Adjustments to reconcile net earnings to
    net cash (used in)provided by operating activities:
    Depreciation and amortization                    5,967       6,880
   Gain on sale of property, plant and equipment      (509)       (284)

   Changes in working capital:
     Receivables                                   (32,377)    (20,968)
     Inventories                                    11,666      13,618
     Prepaid expenses                                2,464        (559)
     Trade accounts payable                        (12,759)     (9,513)
     Accrued expenses and other current liabilities  4,125       8,726
  Deferred income taxes                                316         369
  Other noncurrent assets                               51        (472)
  Net cash (used in)provided by                -----------   ---------
      operating activities                          (2,474)     12,270

Cash Flows From Investing Activities
------------------------------------
Purchase of property, plant and equipment           (4,399)     (4,980)
Proceeds from sale of property, plant
    and equipment                                      840       1,703
                                                  --------  ----------
     Net cash (used in) investing activities        (3,559)     (3,277)

Cash Flows From Financing Activities
------------------------------------
  Short-term borrowings                             13,000       1,000
  Payments on long-term debt                        (2,629)     (1,953)
  Proceeds from exercise of stock options            1,668         747
  Purchase and retirement of common stock           (1,215)     (1,500)
  Dividends on common stock                         (5,291)     (5,244)
     Net cash (used in)provided by                  ------     -------
        financing activities                         5,533      (6,950)

Net change in Cash and Cash Equivalents              (500)       2,043
Cash and Cash Equivalents at Beginning of Period     3,313       1,015
                                                   --------    --------
Cash and Cash Equivalents at End of Period         $ 2,813     $ 3,058
                                                  ========    ========

Supplemental Disclosure of Cash Flow Information
------------------------------------------------
     Cash paid for:
        Interest                                  $  2,637    $  3,286
        Income taxes                                10,096      10,832


See notes to consolidated financial statements.


                         OXFORD INDUSTRIES, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         QUARTERS ENDED FEBRUARY 27, 1998 AND FEBRUARY 28, 1997

1. The foregoing unaudited consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods. All such adjustments are of a normal recurring nature. The results for interim periods are not necessarily indicative of results to be expected for the entire fiscal year.

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

4. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards SFAS No. 128 "Earnings per Share." The new standard simplifies the computation of earnings per share (EPS) and increases comparability to international standards. Under SFAS No. 128, primary EPS is replaced by "Basic" EPS, which excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. "Diluted" EPS, which is computed similarly to fully diluted EPS, reflects the potential dilution that could occur if securities or other contracts into issue common stock were exercised or converted to common stock. The Company's required adoption date was December 15, 1997. All prior period EPS information (including interim EPS) is required to be restated.

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

7. In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 requires that an enterprise disclose certain information about operating segments. SFAS
  No. 131 is effective for the Company's year-end 1999 financial statements. Management has not yet determined the impact of SFAS No. 131.




Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations:

NET SALES
 Net sales for the third quarter of the 1998 fiscal year, which ended February 27, 1998, increased 6.7% from net sales for the same period of the prior year. Net sales for the first nine months of the current fiscal year increased 6.8% from net sales for the same period of the prior year.

 The third quarter sales increase was led by the Company's Shirt Group which had sales increases in all six divisions: Oxford Shirtings, Tommy Hilfiger Golf, Tommy Hilfiger Dress Shirts, Ox Sport, Polo for Boys and Ely & Walker. Lanier Clothes, the Company's Tailored Clothing Group, also had increases in all divisions: Private Label, Oscar de la Renta, Nautica, and initial shipments in its new Geoffrey Beene division. The Company's Slacks Group had a sales decline against a very good third quarter in the prior year. The Womenswear Group also had a decline due primarily to some February shipments to a major customer being deferred into March.

 In the third quarter of the current year, the Company experienced an overall net sales unit volume decrease of 2.9% while experiencing a 9.7% increase in the weighted average net sales price per unit.
Third quarter net sales included greater increased sales in the Company's higher priced products. For the first nine months of the current year, the Company experienced a 4.7% increase in overall net sales unit volume while experiencing a 1.9% increase in the weighted average net sales price per unit.

COST OF GOODS SOLD
 Cost of goods sold as a percentage of net sales was 80.1% in the third quarter of the current year as compared to 79.9% in the third quarter of the prior year. For the first nine months of the current fiscal year, cost of goods sold as a percentage of net sales was 80.4%, as compared to 81.2% for the first nine months of the prior fiscal year. The increase in cost of goods sold as a percentage of net sales for the third quarter of the current year was due primarily to increased markdowns. The decrease in cost of goods as a percentage of net sales for the first nine months of the current year was due to increased sales of higher margin lines and the continuation of the shift from domestic production to offshore production yielding comparatively lower costs per unit.

 During the third quarter, the Company announced the forthcoming closure of its domestic sewing facilities in Giles, Virginia and Gaffney, South Carolina. These facility closings are the direct result of the continuing intense competitive pressures that require the Company to utilize the most cost-effective production resources. During the quarter, the Company approved the opening of two new sewing facilities in Latin America and continued expansion of three existing facilities in Latin America.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
 Selling, general and administrative expenses increased by 3.6% to $26,018,000 in the third quarter of fiscal 1998 from $25,124,000 in the same period of fiscal 1997. Selling, general and administrative expenses increased 8.1% to $80,719,000 for the first nine months of the current year from $74,700,000 for the first nine months of the prior year. As a percentage of net sales, selling, general and administrative expenses decreased to 14.6% for the third quarter of the current year from 15.0% for the third quarter of the prior year, and increased to 13.9% for the first nine months of the current year from 13.8% for the first nine months of the prior year.

 The major contributors to the increased selling, general and administrative expenses were higher advertising, royalty and selling expenses inherent in the licensed designer businesses and higher employment costs. In addition to normal salary increases, the higher employment costs are the result of increased group medical insurance claims and increased accruals for management performance bonuses.


INTEREST EXPENSE
 Net interest expense declined by $478,000 to $664,000 or 0.4% of net sales in the third quarter of the current year from $1,142,000 or 0.7% of net sales in the third quarter of the prior year. Net interest expense declined by $646,000 to $2,663,000 or 0.5% of net sales in the first nine months of the current year from $3,309,000 or 0.6% of net sales in the first nine months of the prior year.
The reduction in interest expense was due to lower average short-term borrowings.

INCOME TAXES
 The Company's effective tax rate was 39.0% for the third quarter and first nine months of the current year compared to 40.0% for the third quarter and the first nine months of the previous year, and this effective tax rate does not differ significantly from the Company's statutory rate.

FUTURE OPERATING RESULTS
 Subsequent to the end of the third quarter, the Company announced that its Polo/Ralph Lauren for Boys licenses which expire May 31, 1999 will not be renewed due to Polo/Ralph Lauren, L.P.'s strategic consolidation of all children's apparel licenses.

 The Company will continue shipments through the Summer 1999 season.
S. Schwab & Company("Schwab"), the consolidating licensee, will market and ship the Fall 1999 season. A seamless transition of the business is anticipated. Some assets of the business will be sold by the Company to Schwab.

 The transition coincides with the beginning of the Company's fiscal year 2000. No impact on sales or earnings is expected in the Company's fiscal years 1998 or 1999. The Polo/Ralph Lauren business accounts for approximately 10% of the Company's sales and 10% of operating profits.

 In regards to the remainder of the current fiscal year, the Company expects to surpass last year's fourth quarter in sales and earnings.

YEAR 2000
 The Company uses software and related information technologies throughout its business. The Company has completed its review of these internal technologies. The Company anticipates that all internal systems will be 100% compliant prior to the year 2000. The Company is in the process of mailing a Year 2000 compliance survey to each of its major suppliers and service providers, to ensure the Company's supplier base will be able to function in the year 2000 and beyond. The Company's cost in resolving the year 2000 issue are not expected to materially impact the Company's financial condition or results of operations.


                     LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES
 Operating activities used $2,474,000 during the first nine months of the current year and generated $12,270,000 in the first nine months of the prior year. The primary factors contributing to this increased use of funds was a larger increase in receivables combined with a larger decrease in trade payables than in the prior year offset by increased net earnings in the current year.


INVESTING ACTIVITIES
 Investing activities used $3,559,000 in the current period and $3,277,000 in the comparable period of the prior year. The change was the result of decreased proceeds from the sale of property, plant and equipment in the current year offset by slightly decreased capital expenditures in the current year.




FINANCING ACTIVITIES
 Financing activities generated $5,533,000 in the current period and used $6,950,000 in the comparable period of the prior year. The primary factor contributing to this change was a larger increase in short-term borrowings than in the prior year.


 On October 6, 1997 the resolution to adopt the 1997 Stock Option
Plan and the reservation of 500,000 shares was approved by shareholders with a vote of 6,698,645 for the resolution, 149,939 against, 22,676 abstaining and 649,781 broker non vote.

 On October 6, 1997 the resolution to adopt the 1997 Restricted Stock Plan and the reservation of 100,000 shares was approved by the shareholders with a vote of 7,494,675 for the resolution, 1,945 against and 24,421 abstaining.

 On April 6, 1998 the Company's Board of Directors declared a cash dividend of $.20 per share payable on May 30, 1998 to shareholders of record on May 15, 1998.


WORKING CAPITAL
 Working capital increased from $147,476,000 at the end of the third quarter of the prior year to $150,640,000 at the end of the 1997 fiscal year and increased to $166,355,000 at the end of the third quarter of the current year. The ratio of current assets to current liabilities was 2.5 at the end of the third quarter of the prior year, 2.6 at the end of the prior fiscal year, and 2.7 at the end of the third quarter of the current year.

FUTURE LIQUIDITY AND CAPITAL RESOURCES
 The Company believes it has the ability to generate cash and/or has available borrowing capacity to meet its foreseeable needs. The sources of funds primarily include funds provided by operations and both short-term and long-term borrowings. The uses of funds primarily include working capital requirements, capital expenditures, acquisitions, dividends and repayment of short-term and long-term debt. The Company regularly utilizes committed bank lines of credit and other uncommitted bank resources to meet working capital requirements. On February 27, 1998, the Company had available for its use lines of credit with several lenders aggregating $52,000,000. The Company has agreed to pay commitment fees for these available lines of credit. On February 27, 1998, $45,000,000 was in use under these, lines of which $40,000,000 is long-term. In addition, the Company has $267,500,000 in uncommitted lines of credit, of which $127,500,000 is reserved exclusively for letters of credit. The Company pays no commitment fees for these available lines of credit. At February 27, 1998, $12,000,000 was in use under these lines of credit. Maximum borrowings from all these sources during the first nine months of the current year were $84,500,000 of which $44,500,000 was short-term. The Company anticipates continued use and availability of both committed and uncommitted resources as working capital needs may require.

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

 These forward-looking statements are made based on management's expectations and beliefs concerning future events impacting the Company and therefore involve a number of risks and uncertainties. Management cautions that forward-looking statements are not guarantees and that actual results could differ materially from those express or implied in the forward-looking statements.

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



































                  PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.
------------------------------------------

(a) Exhibits.
    ---------
   10(i)  Note Agreement between the Company and Sun Trust of Georgia
          Dated February 25, 1998 covering the Company's long term note due August 23, 1999.


    27     Financial Data Schedule for the Nine Months Ended
           February 27, 1998.

   27 Restated Financial Data Schedule for the Nine Months Ended February 28, 1997.

(b) Reports on Form 8-K.
    --------------------
     On March 16, 1998, The Registrant filed a report on Form 8-K.









































                           SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                OXFORD INDUSTRIES, INC.
                                -----------------------
                                     (Registrant)








                                /s/Ben B. Blount, Jr.
                                --------------------------
Date: April  10, 1997            Ben B. Blount, Jr.
      ---------------            Chief Financial Officer