Form 10-K
period 1998-05-29
OXFORD INDUSTRIES INC
filed 1998-08-24
CIK 75288

FORM 10-K
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

        [ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                For the fiscal year ended May 29, 1998
                                           -----------
                                  OR

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



      State the aggregate market value of the voting stock held by nonaffiliates of the Registrant: As of August 17, 1998, the aggregate market value of the voting stock held by nonaffiliates of the Registrant (based upon the closing price for the common stock on the New York Stock Exchange on that date) was approximately $200,728,931.

      Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the last practicable date.

                                       Number of shares outstanding
     Title of each class                    as of August 17, 1998

Common Stock, $1 par value                            8,635,728
--------------------------                            ---------
Documents Incorporated by Reference
------------------------------------
(1) Sections of 1998 Annual Report to Stockholders (Incorporated in Parts II and IV of this Report).
(2) Sections of Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days after May 29, 1998. (Incorporated in Part III of this Report).





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

      The Company's primary business, which comprises a single industry segment, is the design, manufacture, marketing and sale of consumer apparel products in the popular to better price ranges. Substantially all of the Company's distribution facilities, offices and customers are located in the United States. Company-owned manufacturing facilities are located in the southeastern United States, Mexico, the Caribbean, Central America and Asia.

     The Company is in a single line of business with two classes of similar products, menswear and womenswear. The table below sets forth, for each of the last three fiscal years, the percentage of net sales attributable to each such class of similar products:

                          Fiscal Year Ended:

                   May 29,       May 30,       May 31,
                    1998           1997          1996
                  -------        -------       -------
Menswear              77%            77%           78%
Womenswear            23             23            22
                   ------        -------       -------
                     100%           100%          100%
                   ======        =======       =======

Menswear
      Primary menswear products sold include men's suits, vests, dress slacks and golfwear and men's and boys' sportswear, sportscoats, dress shirts, woven and knitted sport shirts, sweaters, slacks, shorts and jeans.

Womenswear
     Primary womenswear products sold include women's sportswear, dresses, suits, sweaters, shirts, blouses, t-shirts, sweatshirts, vests, jackets, skirts, shorts and pants. Sportswear products are marketed as coordinates, which include wardrobe items in styles and colors designed to be worn together and/or as separates.


                          DISTRIBUTION

The Company's customers include national and regional chain stores, mail order and catalog firms, discount stores, department stores and chain and independent specialty stores.

                          Customer Distribution Analysis

                      May 29,          May 30,         May 31,
                       1998              1997            1996
                Total     Sales % Total     Sales % Total     Sales %
                Customers         Customers         Customers
                --------- ------- --------- ------- --------- -------
Top 50                50  91.67%        50  92.70%        50   92.37%
All Other          4,187   8.33%     2,895   7.30%     3,146    7.63%
                   -----   -----     -----  ------     -----   ------
Total              4,237    100%     2,945    100%     3,196     100%


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

     The Company employs a sales force consisting of salaried and commissioned sales employees and independent commissioned sales representatives. Apparel sales offices and showrooms are maintained by the Company in Atlanta, New York and Dallas. Other showrooms are maintained by independent commissioned sales representatives. A majority of the Company's business is conducted by direct contacts between the Company's salaried executives and buyers and other executives of the Company's customers.


       MANUFACTURING, RAW MATERIALS AND SOURCES OF SUPPLY

Manufacturing and Raw Materials
      Apparel products are manufactured from cotton, linen, wool, silk, other natural fibers, synthetics and blends of these materials. Materials used by the Company in its manufacturing operations are purchased from numerous domestic and foreign textile mills and converters in the form of woven or knitted finished fabrics. Buttons, zippers, thread and other trim items are purchased from both domestic and foreign suppliers. The Company's manufacturing facilities perform cutting, sewing and related operations to produce finished apparel products from these materials. At the end of the 1998 fiscal year, domestic production for the Company accounted for approximately 20% of the Company's business, of which approximately 10% came from the Company's United States manufacturing facilities, and approximately 10% came from United States contractors.


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

Sources of Supply
      The Company regards its domestic and foreign sources of raw materials, finished goods and outside production as adequate and is not dependent on any single source or contractor. No single supplier or contractor accounts for a material portion of the Company's purchases or business. Alternative competitive sources are available, and the Company does not anticipate significant difficulty in meeting its supply and outside production requirements. There are occasions, however, where the Company is unable to take customer orders on short notice because of the minimum lead time required to produce a garment that is acceptable to the customer in regards to cost, quantity, quality and service.

     The Company's import business could be adversely affected by currency exchange fluctuations, changes in United States import duties and trade restraints, political unrest in exporting countries, and other factors normally associated with imports. The Company believes it has diminished potential risks in its import business by placing import programs with suppliers in many different countries. The Company continues to expand assembly operations in Mexico to take greater advantage of incentives implicit in United States trade policy.

                TRADEMARKS, LICENSES AND PATENTS

Trademarks
    Principal  menswear  trademarks  owned  by  the  Company  are
"Lanier Clothes" for men's suits and sportcoats, "Oxford Shirtings" for men's shirts, "Travelers Worsted" for mens suits, "Everpress" for men's slacks; "928" for young men's suited separates, and "Ely Cattleman" and "Plains" for men's western wear.

    The Company licenses its trademark "Merona" to the Target Stores and Mervyn's divisions of the Dayton Hudson Corporation. The license agreement calls for these divisions to pay minimum royalties and additional royalties for sales above certain levels. The minimum royalties due in the future have been reduced by actual royalties paid in preceding years. Target Stores has exercised its option to purchase the trademark in 1999.

    Although   the  Company  is  not  dependent  on  any   single
trademark, it believes its trademarks in the aggregate are of significant value to its business.

    If an attractive opportunity were to present itself, the Company would seriously consider the acquisition of significant brands and related businesses.

Licenses
    The Company also has the right to use trademarks under license and design agreements with the trademarks' owners. Principal menswear trademarks the Company has the right to use are "Polo/Ralph Lauren" for Boys, including boy's shirts, suits, shorts, sweat suits, woven and knitted sportswear, pants, sweaters, outerwear, jackets, denim jeans and caps; "Robert Stock" for men's suits, sport coats and dress slacks; "Oscar de la Renta" for men's suits, sport coats, vests, and dress slacks; "Tommy Hilfiger" for men's dress shirts and golf apparel; "Nautica" for men's tailored suits, sport coats and dress slacks and "Geoffrey Beene" for men's tailored suits, sport coats, vests and dress slacks.




    The above mentioned license and design agreements will expire at various dates through 2002. Many of the Company's licensing agreements are eligible for renewal to extend the licenses through various dates from 1998 through 2006. In March 1998, The Company announced that its polo/Ralph Lauren for Boys licenses which expire on May 31, 1999 will not be renewed. The Polo/Ralph Lauren business accounts for approximately 11% of the Company's sales and 11% of operating profits.

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


Order Backlog
      A large portion of sales are booked in advance of each season, and it is therefore normal for the Company to maintain a significant order backlog. As of May 29, 1998 and May 30, 1997, the Company had booked orders amounting to approximately $179,709,000 and $193,950,000, respectively, all of which will be shipped within six months after each such date. These numbers represent only store orders on hand and do not include private-label contract balances. The Company is experiencing a greater percentage of at-once EDI "Quick response" programs with large retailers. Replenishment shipments under these programs generally possess such an abbreviated order life as to exclude them from the order backlog completely. The Company does not believe that this backlog information is indicative of sales to be expected for the following year, because order backlog at the end of May primarily represents only Fall season business.

                        WORKING CAPITAL

      Working capital needs are affected primarily by inventory levels, outstanding receivables and trade payables. The Company had available for its use committed lines of credit with several lenders aggregating $52,000,000 at May 29, 1998. These lines of credit are used by the Company to cover fluctuations in working capital needs. The Company had $44,000,000 outstanding under these lines of credit at the end of the 1998 fiscal year, and $40,000,000 outstanding at the end of the 1997 fiscal year. In addition, at the end of fiscal 1998, the Company had $215,500,000 in uncommitted lines of credit, of which $127,500,000 was reserved for the issuance of letters of credit. At May 29, 1998, $7,500,000 was outstanding under these lines of credit. At the end of fiscal 1997 the Company had $186,000,000 in uncommitted lines of credit, of which $98,000,000 was reserved for the issuance of letters of credit. At May 30, 1997 $4,000,000 was outstanding under these uncommitted lines of credit. The total amount of letters of credit outstanding totaled approximately $96,157,000 at the end of fiscal 1998, and approximately $67,400,000 at the end of fiscal 1997. The Company had cash of $10,069,000 and $3,313,000 at the end of the 1998 and 1997 fiscal years. The average interest rate on all short-term borrowings for the 1998 fiscal year was 5.9%. The Company anticipates continued use and availability of short-term borrowings as working capital needs may require.

      Inventory   levels  are  affected  by  order  backlog   and
anticipated sales. It is general practice of the Company to offer payment terms of net 30 to the majority of its customers, from date of shipment.



      The Company believes that its working capital requirements and financing resources are comparable with those of other major, financially sound apparel manufacturers.


                        MAJOR CUSTOMERS

       The Company's ten largest customers accounted for approximately 70% of the Company's net sales in fiscal 1998 and approximately 72% in fiscal 1997. JCPenney Company, Inc. accounted for 15% and 21% of net sales in the 1998 and 1997 fiscal years, respectively. Lands' End, Inc. accounted for 12% and 10% of net sales in the 1998 and 1997 fiscal years, respectively. The Company believes that its relationships with all of its major customers, including JCPenney Company, Inc., and Lands' End, Inc., are excellent.

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

     Growth in apparel imports and direct importing by retailers present competitive risks to domestic apparel manufacturing operations. The United States has implemented restrictive quotas on the importation of many classifications of textiles and textile products from certain countries and has adopted restrictive regulations governing textile and apparel imports. Through December of 1994, these restraints were permitted pursuant to the Multi-Fiber Arrangement (MFA), an international textile trade agreement to which the United States was a party. During the Uruguay Round of the General Agreement of Tariffs and Trade, the United States and other countries negotiated a successor agreement to the MFA known as the Agreement on Textiles and Clothing (ATC). The ATC became effective on January 1, 1995.

     The ATC requires that importing countries gradually phase out approximately half of the restrictive quotas on the importation of textiles and apparel products that were in place on December 31, 1994 over a ten year period. The remaining quotas are to be eliminated on January 1, 2005. However, the ATC allows importing countries such as the United States significant discretion in determining when during the ten year period quotas on particular products from particular countries will be eliminated. The United States has announced a plan that will keep quotas on the products deemed most sensitive to import competition in place until the later stages of the ten-year period. In addition, the ATC permits importing countries, under certain conditions, to impose new quotas on the importation of textile and apparel products during the ten-year phase out period. Thus, the extent to which the ATC will liberalize trade in textile and apparel products over the next seven years is unclear. Reduced restrictions on the importation of textiles and textile products could increase competitive import pressure on the company's remaining domestic manufacturing operations, but could also positively affect its sourcing activities in some countries.

     Congress is considering legislation this session that would extend quota and duty-free treatment to apparel products imported from certain Caribbean countries. If enacted this legislation could enhance the competitive position of certain of the Company's Caribbean plants and sourcing activities.



     Congress is also considering legislation that would grant preferential treatment to certain apparel products from certain sub-Saharan African nations. At present, the requirements that apparel products will have to meet to qualify for preferential treatment under this legislation have not been settled. Thus, the impact that this legislation will have, if adopted, is not clear at this time.

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

                           EMPLOYEES

      As  of  May  29, 1998, the Company employed 8,802  persons,
approximately  80%  of  whom  were  hourly  and  incentive   paid
production workers. The Company believes its employee relations are excellent.

Item 2.  Properties.
--------------------

      At May 29, 1998 the Company operated a total of 20 production plants. Domestic plants, of which nine plants are owned and one plant is leased, are located in Alabama, Georgia, Mississippi and South Carolina. Foreign plants, of which four are owned and six are leased, are located in Mexico, the Dominican Republic, Costa Rica, Honduras, and the Philippines. In addition the Company is starting production in two new leased facilities in Mexico and Honduras. Subsequent to the end of the fiscal year the Company announced that is would be closing its factory in Camden, South Carolina.

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

      General offices are maintained in a facility owned by the Company in Atlanta, Georgia. The Company leases sales, purchasing and administrative offices in Atlanta, Dallas, Hong Kong, New York, Singapore, Bangladesh, the Philippines and Indonesia.

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

Item 3.  Legal Proceedings.
---------------------------
     Not applicable.



Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------

     Not applicable.


Item 4A.  Executive Officers of the Registrant.
-----------------------------------------------
        Name               Age             Office Held
---------------------     ---         -------------------------
J. Hicks Lanier           58           Chairman of the Board,
                                       President and Chief
                                       Executive Officer

Ben B. Blount, Jr         59           Executive Vice President --
                                       Finance, Planning and
                                       Development and Chief
                                       Financial Officer

L. Wayne Brantley         56           Group Vice President

R. Larry Johnson          59           Group Vice President

Knowlton J. O'Reilly      58           Group Vice President

Robert C. Skinner, Jr.    44           Group Vice President




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

         Mr.  Knowlton  J.  O'Reilly has  served  as  Group  Vice
President of the Company since 1978.

     Messrs.  L. Wayne Brantley, R. Larry Johnson and  Robert  C.
Skinner have served as Group Vice Presidents of the Company since
1997.


                            PART II
                            -------
Item 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters
------------------------------------------------------------

      Incorporated by reference to the table presented under the heading "Common Stock Information" on page 30 of the Company's 1998 Annual Report to Stockholders (Exhibit 13 hereto). On August 17, 1998, there were 718 holders of record of the Company's common stock.
      Subsequent to year-end through August 17, 1998, the Company repurchased 200,000 shares of its common stock.
Item 6.  Selected Financial Data.
---------------------------------

      Incorporated by reference to page 18 of the Company's  1998
Annual Report to Stockholders (Exhibit 13 hereto).
Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.
----------------------------------------------------------

      Incorporated  by  reference to page 19 through  21  of  the
Company's 1998 Annual Report to Stockholders (Exhibit 13 hereto).
8.  Financial Statements and Supplementary Data.
-----------------------------------------------------

     Financial statements, including selected quarterly financial data, are incorporated by reference to pages 22 through 30 of the Company's 1998 Annual Report to Stockholders (Exhibit 13 hereto).




Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure.
---------------------------------------------------------

     Not applicable.

                            PART III
                            --------

Item 10.  Directors and Executive Officers of the Registrant.
-------------------------------------------------------------

      Information required by this item covering directors of the Company is incorporated by reference to the information presented under the heading "Election of Directors - Directors and Nominees" in the Company's Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days after May 29, 1998. Information required by this item covering executive officers of the Company is set forth under
Item 4A of this Report.


Item 11.  Executive Compensation.
---------------------------------

     Incorporated by reference to the information presented under the heading "Executive Compensation and Other Information" in the Company's Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days after May 29, 1998.


Item 12.  Security Ownership of Certain Beneficial Owners and
          Management.
-------------------------------------------------------------

     Incorporated by reference to the information presented under the heading "Beneficial Ownership of Common Stock" in the Company's Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days after May 29, 1998.

Item 13.  Certain Relationships and Related Transactions.
---------------------------------------------------------

     Incorporated by reference to the information presented under the heading "Executive Compensation and Other Information - Compensation Committee Interlocks and Insider Participation" in the Company's Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days after May 29, 1998.





                             PART IV
                             -------

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K.
-----------------------------------------------------------------

(a) 1.  Financial Statements
        --------------------

     Included on pages 18 through 31 of the 1998 Annual Report to Stockholders (Exhibit 13 hereto) and incorporated by reference in this Form 10-K:


            Report of Independent Public Accountants.

            Consolidated Balance Sheets at May 29, 1998 and
            May 30, 1997

            Consolidated Statements of Earnings for years ended
            May 29, 1998, May 30, 1997 and May 31, 1996.

            Consolidated Statements of Stockholders' Equity for years ended May 29, 1998, May 30, 1997 and May 31,
            1996.

            Consolidated Statements of Cash Flows for years ended
            May 29, 1998, May 30, 1997 and May 31, 1996.

            Notes to Consolidated Financial Statements for years ended May 29, 1998, May 30, 1997 and May 31, 1996.




     2.  Financial Statement Schedules
         -----------------------------

         Included herein:

            Report of Independent Public Accountants on
            Financial Statement Schedule.

            Schedule II - Valuation and Qualifying Accounts.























   3.   Exhibits
        --------

3(a) Articles of Incorporation of the Company. Incorporated by reference to Exhibit 3(a) to the Company's Form 10-Q for the fiscal quarter ended August 29, 1997.


3(b)   Bylaws  of  the Company.  Incorporated by reference  to
       Exhibit 3(b) to the Company's Form 10-K for fiscal year ended June 3, 1994.

10(a) 1997  Stock  Option  Plan.  Incorporated  by  reference  to
      Exhibit  A,  "1997  Stock Option Plan",  to  the  Company's
      Proxy Statement dated August 29, 1997.

10(b) 1997  Restricted Stock Plan. Incorporated by  reference  to
      Exhibit  B, "1997 Restricted Stock Plan", to the  Company's
      Proxy Statement dated August 29, 1997.

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


10(h)  1992  Stock  Option Plan.  Incorporated  by  reference  to
       Exhibit 10(h) to the Company's Form 10-Q for the fiscal quarter ended August 30, 1996.

10(i)  Note Agreement between the Company and SunTrust Bank dated
       February 25, 1998 covering the Company's long-term note due August 23, 1999. Incorporated by reference to
       Exhibit 10(i) to the Company's Form 10-Q for the fiscal quarter ended February 27, 1998.

13     1998  Annual  Report  to  Stockholders
       (furnished for the information of the Commission and not deemed "filed" or part of this Form 10-K except for those portions expressly incorporated herein by reference).

23     Consent of Arthur Andersen LLP

24     Powers of Attorney.


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

                                  Oxford Industries, Inc.





                                  /s/Thomas Caldecot Chubb III
                                  ----------------------------
                                  J. Hicks Lanier*
                                  Chairman and President


Date:   August 24, 1998
        ---------------
         Pursuant to the requirements of the Securities  Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.

      Signature               Capacity                     Date
--------------------------   -----------------           ---------





/s/Thomas Caldecot Chubb,III                            08/24/98
--------------------------   President, Chief           --------
J. Hicks Lanier*             Executive Officer
                             and Director




/s/Ben B. Blount Jr.         Executive                   08/24/98
--------------------------   Vice President,             --------
Ben B. Blount Jr.            Chief Financial
                             Officer and
                             Director



/s/Thomas Caldecot Chubb,III Director                    08/24/98
--------------------------                               --------
Cecil D. Conlee*




/s/Thomas Caldecot Chubb,III Director                    08/24/98
--------------------------                               --------
Thomas Gallagher*

*by power of attorney




/s/Thomas Caldecot Chubb,III   Director                   08/24/98
--------------------------                                --------
J. Reese Lanier*




/s/Thomas Caldecot Chubb,III   Director                   08/24/98
--------------------------                                --------
Knowlton J. O'Reilly*




/s/Thomas Caldecot Chubb,III   Director                   08/24/98
--------------------------                                --------
Clarence B. Rogers, Jr.*




/s/Thomas Caldecot Chubb,III   Director                   08/24/98
--------------------------                                --------
Robert E. Shaw*





/s/Thomas Caldecot Chubb,III   Director                   08/24/98
--------------------------                                --------
E. Jenner Wood*

*by power of attorney




            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                 ON FINANCIAL STATEMENT SCHEDULE



To Oxford Industries, Inc.:


      We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in Oxford Industries, Inc.'s 1998 Annual Report to
Stockholders incorporated by reference in this Form 10-K, and have issued our report thereon, dated July 10, 1998. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in
Item 14(a)2 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




                             ARTHUR ANDERSEN LLP


Atlanta, Georgia
July 10, 1998





                OXFORD INDUSTRIES, INC. AND SUBSIDIARIES
                ----------------------------------------
            SCHEDULE  II - VALUATION AND QUALIFYING ACCOUNTS
            -------------------------------------------------

Column  A             Column B      Column C              Column  D    Column E
--------------------  ------------  --------------------  -----------  --------
                                        Additions       Deductions
                                 ---------------------  ----------
                       Balance at    Charged                          Balance
                       Beginning       to                             at End
    Description        of Period     Income   Recoveries  Write-Offs  of Period
---------------------- ----------  ---------- ----------  ----------  ----------

  Reserves for losses
  From accounts receivable:

Year ended May 31, 1996 $2,700,000   $234,000    $199,000    $333,000  $2,800,000
                        ==========   ========    ========    ========  ==========

Year ended May 30, 1997 $2,800,000    $21,000     $95,000    $116,000  $2,800,000
                        ==========   ========    ========    ========  ==========

Year ended May 29, 1998 $2,800,000   $790,000     $76,000    $568,000  $3,098,000
                        ==========   ========    ========    ========  ==========