Form 10-Q
period 1998-08-28
OXFORD INDUSTRIES INC
filed 1998-10-08
CIK 75288

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549
                           FORM 10-Q

       [ X ]  Quarterly Report Pursuant To Section 13 or 15(d) of
                 The Securities Exchange Act of 1934

         For the quarterly period ended August 28, 1998
                                       ---------------
                                  OR
        [    ]  Transition Report Pursuant To Section 13 or 15(d)
                                  of
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
Yes   X     No
    -----      -----

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                   Number of shares outstanding
    Title of each class                as of October 5, 1998
---------------------------        ----------------------------
Common Stock, $1 par value                   8,537,928














                 PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements.
------------------------------
                           OXFORD INDUSTRIES, INC.
                     CONSOLIDATED STATEMENTS OF EARNINGS
       QUARTERS ENDED AUGUST 28, 1998 AND AUGUST 29, 1997
                                 (UNAUDITED)

                                                  Quarter Ended
                                            --------------------------
$ in thousands except share and per          August 28,       August 29,
  share amounts                               1998              1997
-------------------------                   ----------    ------------

Net Sales                                     $198,606        $193,242
                                              --------        --------
Costs and Expenses:
     Cost of goods sold                        158,574         156,597
     Selling, general
       and administrative                       29,502          26,795
    Interest                                       749             981
                                              --------        --------
                                               188,825         184,373
                                              --------        --------
Earnings Before Income Taxes                     9,781           8,869
Income Taxes                                     3,815           3,459
                                              --------        --------
Net Earnings                                  $  5,966        $  5,410
                                              ========        ========

Basic Earnings Per Common Share                   $.68            $.61
                                              ========        ========

Diluted Earnings Per Common Share                 $.67            $.61
                                              ========        ========

Basic Number of Shares Outstanding           8,774,152       8,807,891
                                             =========       =========

Diluted Numbers of Shares  Outstanding       8,924,269       8,933,702
                                             =========       =========

Dividends Per Share                              $0.20           $0.20
                                                ======          ======

-------------------------
See notes to consolidated financial statements.


















                     OXFORD INDUSTRIES, INC.
                         CONSOLIDATED BALANCE SHEETS
               AUGUST 28, 1998, MAY 29, 1998 AND AUGUST 29, 1997
                     (UNAUDITED EXCEPT FOR MAY 29, 1998)

                                   August 28,      May 29,      August 29,
$ in thousands                        1998          1998         1997
--------------                    ------------     --------  -----------
Assets
------
Current Assets:
  Cash                               $   4,172    $  10,069     $  4,266
  Receivables                          126,546      100,789      121,633
  Inventories:
    Finished goods                     100,739       89,906       85,076
    Work in process                     22,679       24,330       23,996
    Fabric, trim & supplies             26,651       32,472       34,902
                                      --------     --------     --------
                                       150,069      146,708      143,974
  Prepaid expenses                      14,911       13,621       14,317
                                      --------     --------     --------
    Total Current Assets               295,698      271,187      284,190
Property, Plant and Equipment           36,125       35,682       34,629
Other Assets                             4,403        4,621        5,268
                                      --------     --------     --------
                                      $336,226     $311,490     $324,087
                                      ========     ========     ========
Liabilities and Stockholders' Equity
------------------------------------
Current Liabilities:
  Notes payable                       $ 46,500     $ 11,500     $ 44,500
  Trade accounts payable                49,963       57,105       48,462
  Accrued compensation                   9,123       12,020        9,096
  Other accrued expenses                18,822       18,883       20,645
  Dividends payable                      1,727        1,765        1,765
  Income taxes                           4,670           -         2,340
  Current maturities of
    long-term debt                         446          449        1,950
                                      --------     --------     --------
    Total Current Liabilities          131,251      101,722      128,758

Long-Term Debt,
  less current maturities               41,351       41,428       41,790

Non-Current Liabilities                  4,500        4,500        4,500

Deferred Income Taxes                    3,944        4,071        3,028

Stockholders' Equity:
  Common stock                           8,536        8,824        8,825
  Additional paid-in capital            11,521       11,554       10,590
  Retained earnings                    135,123      139,391      126,596
                                      --------     --------     --------
Total Stockholders' Equity             155,180      159,769      146,011
                                      --------     --------     --------
Total Liabilities and Stockholders'
  Equity                              $336,226     $311,490     $324,087
                                      ========     ========     ========
-------------------
See notes to consolidated financial statements.








                     OXFORD INDUSTRIES, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
              QUARTERS ENDED AUGUST 28, 1998 AND AUGUST 29, 1997
                                 (UNAUDITED)
                                                       Quarter Ended
                                               -----------------------------
                                                August 28,          August 29,
$ in thousands                                    1998                 1997
--------------                                 ------------      ------------
Cash Flows from Operating Activities:
-------------------------------------
  Net earnings                                      $ 5,966          $  5,410
  Adjustments to reconcile net earnings to
  net cash used in operating activities:
     Depreciation and amortization                    1,901             1,917
     (Gain) loss on sale of property, plant
       and equipment                                     (5)                4
  Changes in working capital:
     Receivables                                    (25,757)          (43,862)
     Inventories                                     (3,361)            5,807
     Prepaid expenses                                (1,290)            1,763
     Trade accounts payable                          (7,142)          (11,062)
     Accrued expenses and other current liabilities  (2,958)            1,499
     Income taxes payable                             4,670             2,340
 Deferred income taxes                                 (127)               23
 Other noncurrent assets                                 15                67
       Net cash flows used in                       --------          --------
         operating activities                       (28,088)          (36,094)

Cash Flows from Investing Activities:
-------------------------------------
 Purchase of property, plant and equipment          (2,224)            (1,748)
  Proceeds from sale of property, plant and
     and equipment                                      87                 37
                                                   --------          --------
        Net cash used in investing activities       (2,137)            (1,711)

Cash Flows from Financing Activities:
-------------------------------------
  Short-term borrowings                              35,000            40,500
  Payments on long-term debt                            (80)             (834)
  Proceeds from exercise of stock options               287               847
  Purchase  and  retirement  of  common  stock      (9,117)                 -
  Dividends on common stock                          (1,762)           (1,755)
                                                    --------          --------
     Net cash provided by financing activities       24,328            38,758

Net Change in Cash and Cash Equivalents              (5,897)              953
Cash and Cash Equivalents at Beginning of Period     10,069             3,313
                                                   --------          --------
Cash and Cash Equivalents at End of Period         $  4,172          $  4,266
                                                   ========          ========

Supplemental Disclosure of Cash Flow Information
------------------------------------------------
     Cash (received) paid for:
        Interest, net                              $    818          $    980
        Income taxes                                   (325)              200

See notes to consolidated financial statements.









                           OXFORD INDUSTRIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              QUARTERS ENDED AUGUST 28, 1998 AND AUGUST 29, 1997
                                 (UNAUDITED)

1. The foregoing unaudited consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary
   to  a  fair  statement of the results for the interim periods.   All
   such adjustments are of a normal recurring nature. The results for interim periods are not necessarily indicative of results to be expected for the year.

2. The financial information presented herein should be read in conjunction with the consolidated financial statements included in the Registrant's Annual Report on Form 10-K for the fiscal year ended May 29, 1998.

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


















































   Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations.

                      Results of Operations


NET SALES

     Net sales for the first quarter of the 1999 fiscal year, which ended August 28, 1998, increased 2.8% from net sales for the same period of the prior year. The increase in first quarter net sales was led by the Oxford Shirt Group, where increased sales by Polo/Ralph Lauren for Boys, Ely & Walker, Tommy Hilfiger Dress Shirts, and OxSport were slightly offset by decreased sales in Tommy Hilfiger Golf and Oxford Shirtings. Lanier Clothes, the Company's Tailored Clothing Group, produced increased sales in Nautica, Geoffrey Beene, private label and initial shipments of its Women's Tailored Clothing offset marginally by decreased sales in Oscar de la Renta. The Womenswear Group generated a net increase in sales with increases in its Collections and Separates divisions somewhat offset by a decline in its Catalog & Special Markets division. Oxford Slacks had a sales decline.

     In the first quarter of the current year, the Company experienced an overall net sales unit volume increase of 1.1%, while experiencing a 2.0% increase in the weighted average net sales price per unit.

COST OF GOODS SOLD

     Cost of goods sold as a percentage of net sales decreased from 81.0% in the first quarter of the prior year to 79.8% in the current quarter. The decrease in cost of goods sold was due to growth in higher margin designer licensed business, improved manufacturing performance and increased offshore sourcing. Markdowns, irregulars and other margin variances were lower.

     During the first quarter, the Company announced the forthcoming closure of its sewing facility in Camden, South
Carolina. Subsequent to the end of the first quarter, the Company announced the forthcoming closure of its sewing facility in Luverne, Alabama.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative (S G & A) expenses increased by 10.1% from $26,795,000 or 13.9% of net sales in the first quarter of the prior year to $29,502,000 or 14.9% of net sales in the first quarter of fiscal 1999. The major contributor to this increase was the increased licensed designer business, which requires S G & A expense at more than twice the expense levels of the Company's private label business.

INTEREST EXPENSE

     Net interest expense declined by 23.6% from $981,000 or 0.5% of sales in the first quarter of the prior year to $749,000 or 0.4% of sales in the current quarter. The reduction in interest expense was due to improved asset management.

INTEREST TAXES

     The Company's effective tax rate was 39.0% for the first quarter of both the current year and the prior year and does not differ significantly from the Company's statutory rate.







FUTURE OPERATING RESULTS

     The Company's optimism is dampened somewhat by the current political and economic uncertainties at home and abroad. The Company should have sales and earnings exceeding those of the prior year if current business conditions continue. The Company will begin sewing operations in its new sewing facilities in Honduras and Mexico in the second quarter.

     Subsequent to the end of the first quarter, the Company completed the acquisition of Next Day Apparel, Inc. Next day is headquartered in Walhalla, South Carolina, with marketing offices in New York City and manufacturing plants in Honduras. Sales for Next Day's latest fiscal year were in excess of $100,000,000. Next Day will operate as a division of the Company's Womenswear Group.

YEAR 2000

     The Company is working to resolve the effects of the Year 2000 issue on its information systems. The Year 2000 issue, which is common to most businesses, concerns the inability of information systems to properly recognize and process dates and date sensitive information on and beyond January 1, 2000. In 1996, the Company began a Company-wide assessment of the vulnerability of its systems to the Year 2000 issue. Based on such assessment, the Company has developed a Year 2000 compliance plan, under which all key information systems are being tested, and non-compliant software or technology is being modified or replaced. The Company is also surveying the Year 2000 compliance status and compatibility of customers and suppliers systems which interface with the Company's systems or could otherwise impact the Company's operations.

     While the Company currently believes it will be able to modify or replace its affected systems in ample time to minimize any detrimental effects on its operations, failure to do so, or the failure of the Company's major customers and suppliers to modify or replace their affected systems, could have a material adverse impact on the Company's results of operations, liquidity or consolidated financial positions in the future. The most reasonably likely worst case scenario of failure by the Company or its customers or suppliers to resolve the Year 2000 issue would be a temporary slow down or cessation of manufacturing operations at one or more of the Company's facilities and a temporary inability on the part of the Company to timely process orders and billings and to deliver finished product to customers. The Company is considering various contingency options, including identification of alternate suppliers, vendors and service providers, and manual alternatives to systems operation, which will allow them to minimize the risks of any unresolved Year 2000 problems on their operations, and to minimize the effect of any unforeseen Year 2000 failures. The Company currently estimates the incremental cost of the work needed to resolve the Year 2000 issue will not materially impact the Company's financial condition or results of operations.




                 LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES

Operating activities used $28,088,000 in the first quarter of the current year and $36,094,000 in the same period of the prior year. The primary factors contributing to this decreased used funds in the current year was a smaller increase in receivables than in the prior year offset by an increase in inventory in the current year.

INVESTING ACTIVITIES

Investing activities used $2,137,000 in the first quarter of the current year and $1,711,000 in the same period of the prior year.
The difference was a slight increase in the purchase of property, plant, and equipment.

FINANCING ACTIVITIES

Financing activities generated $24,328,000 in the first quarter of the current year and $38,758,000 in the first quarter of the prior year. The primary difference was a smaller increase is short-term borrowings offset by increased purchase and retirement of common stock in the current year.

On October 5, 1998 the Company's Board of Directors declared a cash dividend of $.20 per share payable on November 28, 1998 to shareholders of record on November 13, 1998.

During the first quarter and through October 5, 1998, the Company purchased and retired 325,000 shares of the Company's common stock acquired on the open market.

During the first quarter and through October 5, 1998, the Company issued 16,840 shares of the Company's common stock in conjunction with Company's employee stock option plans.

WORKING CAPITAL

Working capital increased from $155,432,000 at the end of the first quarter of the prior year to $169,465,000 at the end of the 1998 fiscal year and decreased to $164,447,000 at the end of the first quarter of the current year. The ratio of current assets to current liabilities was 2.2 at the end of the first quarter of the prior year, 2.7 at the end of the prior fiscal year, and 2.3 at the end of the first quarter of the current year.

FUTURE LIQUIDITY AND CAPITAL RESOURCES
     The Company believes it has the ability to generate cash and/or has available borrowing capacity to meet its foreseeable needs. The sources of funds primarily include funds provided by operations and both short-term and long-term borrowings. The uses of funds primarily include working capital requirements, capital expenditures, acquisitions, dividends and repayment of short-term and long-term debt. The Company regularly utilizes committed bank lines of credit and other uncommitted bank resources to meet working capital requirements. On August 28, 1998, the Company had available for its use lines of credit with several lenders aggregating 52,000,000. The Company has agreed to pay commitment fees for these available lines of credit. On August 28, 1998, 52,000,000 was in use under these lines, of which $40,000.00 was long-term. In addition, the Company has $220,500,000 in uncommitted lines of credit, of which $137,500,000 is reserved exclusively for letters of credit. The Company pays no commitment fees for these available lines of credit. On August 28, 1998, $34,500,000 was in use under these lines of credit. Maximum borrowings from all these sources during the current year were $86,500,000 of which $46,500,000 was short-term. The Company anticipates continued use and availability of both committed and uncommitted resources as working capital needs may require.

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

ADDITIONAL INFORMATION
     For additional information concerning the Company's operations, cash flows, liquidity and capital resources, this analysis should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements contained in the Company's Annual Report for the fiscal year ended May 29, 1998.
















































                  PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.
------------------------------------------

(a) Exhibits.
    ---------

    10(i) Note Agreement between the Company and SunTrust of Georgia dated August 24, 1998 covering the Company's long term note due February 23, 2000.


    27     Financial Data Schedule.

(b) Reports on Form 8-K.
    --------------------
     The Registrant did not file any reports on Form 8-K during the quarter ended August 28, 1998.















































                           SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                OXFORD INDUSTRIES, INC.
                                -----------------------
                                     (Registrant)








                                /s/Ben B. Blount, Jr.
                                --------------------------
Date: October 8, 1998           Ben B. Blount, Jr.
      ---------------           Chief Financial Officer