Form 10-Q
period 1998-11-27
OXFORD INDUSTRIES INC
filed 1999-01-07
CIK 75288

3

               SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549
                           FORM 10-Q

       [ X ]  Quarterly Report Pursuant To Section 13 or 15(d) of
                 The Securities Exchange Act of 1934

        For the quarterly period ended November 27, 1998
                                       ----------------
                                  OR
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
Yes   X     No
    -----      -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                   Number of shares outstanding
    Title of each class                as of January 4, 1999
---------------------------        ----------------------------
Common Stock, $1 par value                   8,290,008









                    PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements.
-----------------------------


                        OXFORD INDUSTRIES, INC
                  CONSOLIDATED STATEMENT OF EARNINGS
 SIX MONTHS AND QUARTERS ENDED NOVEMBER 27, 1998 AND NOVEMBER 28, 1997
                              (UNAUDITED)


                           Six Months Ended              Quarter Ended
                      -------------------------   ------------------------
$ in thousands except November 27, November 28,  November 27, November 28,
per share amounts          1998       1997          1998        1997
                      ------------ -----------    ------------ -----------
Net Sales              $431,127    $401,304       $232,521   $208,062

Costs and Expenses:
   Cost of goods sold   347,420     322,980        188,846    166,383
   Selling, general and
    administrative       58,514      54,701         29,011     27,906
   Interest               2,231       1,999          1,482      1,018
                        -------     -------        -------    -------
Total Costs and
   Expenses             408,165     379,680        219,339    195,307
                        -------     -------        -------    -------

Earnings Before Income
   Taxes                 22,962      21,624         13,182     12,755

Income Taxes              8,955       8,433          5,141      4,974
                        -------     -------        -------    -------
Net Earnings           $ 14,007     $13,191        $ 8,041    $ 7,781
                       ========     =======        =======    =======
Basic Earnings Per
   Common Share           $1.63       $1.49          $0.95      $0.88
                        =======     =======        =======    =======
Diluted Earnings Per
   Common Share            $1.61      $1.47           $0.94     $0.87
                        =======     =======        =======    =======

Basic Number of Shares
   Outstanding        8,590,730   8,826,844      8,406,712  8,845,774
                      =========   =========      =========  =========
Diluted Number of Shares
   Outstanding        8,719,552   8,953,429      8,512,134  8,964,559
                      =========   =========      =========  =========

Dividends Per Share       $0.40       $0.40          $0.20      $0.20
                      =========   =========      =========  =========

See notes to consolidated financial statements.












                        OXFORD INDUSTRIES, INC.
                      CONSOLIDATED BALANCE SHEETS
         NOVEMBER 27, 1998, MAY 29, 1998 AND NOVEMBER 28, 1997
                  (UNAUDITED EXCEPT FOR MAY 29, 1998)


$ in thousands          November 27,     May 29,       November 28,
--------------               1998          1998            1997
                         -----------     -------        -----------
Assets
------
Current Assets:
  Cash                       $ 4,042      $ 10,069       $ 3,274
  Receivables                119,974       100,789       112,458
  Inventories:
     Finished goods           92,368        89,906        78,520
Work in process               26,873        24,330        24,102
     Fabric, trim & supplies  31,985        32,472        30,801
                            --------      --------      --------
                             151,226       146,708       133,423
  Prepaid expenses            15,442        13,621        12,829
                            --------      --------      --------
     Total Current Assets    290,684       271,187       261,984
Property Plant and Equipment  38,333        35,682        34,429
Other Assets                  12,048         4,621         5,164
                            --------      --------      --------
  Total Assets              $341,065      $311,490      $301,577
                            ========      ========      ========

Liabilities and Stockholders' Equity
------------------------------------
Current Liabilities
  Notes payable              $45,500       $11,500       $10,500
  Trade accounts payable      56,437        57,105        52,539
  Accrued compensation        10,492        12,020        10,891
  Other accrued expenses      21,214        18,883        21,401
  Dividends payable            1,658         1,765         1,771
  Income taxes                 1,231             -           296
  Current maturities of long-
     term debt                   445           449         1,946
                            --------      --------      --------
   Total Current Liabilities 136,977       101,722        99,344

  Long-Term Debt, less
     current maturities       41,253        41,428        41,680

  Noncurrent Liabilities       4,500         4,500         4,500

  Deferred Income Taxes        3,849         4,071         3,252

  Stockholders' Equity:
     Common stock              8,289         8,824         8,854
     Additional paid in
       capital                11,271        11,554        11,341
     Retained earnings       134,926       139,391       132,606
                            --------      --------      --------
  Total Stockholders' Equity 154,486       159,769       152,801
                            --------      --------      --------
  Total Liabilities and
     Stockholders' Equity   $341,065      $311,490      $301,577
                            ========      ========      ========


See notes to consolidated financial statements.







                        OXFORD INDUSTRIES, INC.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
       SIX MONTHS ENDED NOVEMBER 27, 1998 AND NOVEMBER 28, 1997
                              (UNAUDITED)
                                                  November 27,   November 28,

                                                    1998            1997
Cash Flows From Operating Activities       ---------------------------------
------------------------------------
   Net earnings                                $    14,007   $  13,191
   Adjustments to reconcile net earnings to
     net cash provided by (used in) operating activities:
    Depreciation and amortization                    4,280       3,895
   Gain on sale of property, plant
     and equipment                                     (47)        (48)

   Changes in working capital:
     Receivables                                   (19,133)    (34,687)
     Inventories                                     9,603      16,358
     Prepaid expenses                               (1,724)      3,251
     Trade accounts payable                           (888)     (6,985)
     Accrued expenses and other current liabilities (2,709)      4,050
     Income taxes payable                            1,231         296
  Deferred income taxes                               (222)        247
  Other noncurrent assets                              (51)        (33)
    Net cash provided by (used in)              -----------   ---------
      operating activities                           4,347        (465)

Cash Flows From Investing Activities
------------------------------------
  Acquisitions                                     (21,403)          -
Purchase of property, plant and equipment           (3,584)     (3,320)
Proceeds from sale of property, plant and
    and equipment                                      187          87
                                                   --------  ----------
     Net cash used in investing activities         (24,800)     (3,233)

Cash Flows From Financing Activities
------------------------------------
  Short-term borrowings                              34,000      6,500
  Payments on long-term debt                           (179)      (948)
  Proceeds from exercise of stock options               361      1,627
  Purchase and retirement of common stock           (16,267)         -
  Dividends on common stock                          (3,489)    (3,520)
     Net cash provided by                          --------     -------
        financing activities                         14,426      3,659


Net change in Cash and Cash Equivalents              (6,027)       (39)
Cash and Cash Equivalents at Beginning of Period     10,069      3,313
                                                   --------    -------
Cash and Cash Equivalents at End of Period          $ 4,042    $ 3,274
                                                   ========    =======

Supplemental Disclosure of Cash Flow Information
------------------------------------------------
     Cash paid for:
        Interest                                  $  2,305    $  2,064
        Income taxes                                 8,595       6,427


See notes to consolidated financial statements.





                        OXFORD INDUSTRIES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        QUARTERS ENDED NOVEMBER 27, 1998 AND NOVEMBER 28, 1997

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







 Item 2.  Management's Discussion and Analysis of Financial Condition
                      and Results of Operations.



NET SALES

         Net sales for the second quarter of the 1999 fiscal year, which ended November 27, 1998, increased 11.8% from net sales for the same period of the prior year. Net sales for the first six months of the current year increased 7.4% from net sales for the same period of the prior year.

         Most of the increase in net sales for the second quarter came from Next Day Apparel, Inc. (Next Day), whose assets were acquired at the beginning of the quarter. The net sales increase by the Company's ongoing operations in the second quarter was led by Lanier Clothes, the Company's Tailored Clothing Group, where sales increases in Nautica, Oscar de la Renta, Geoffrey Beene and Women's Tailored Clothing were partially offset by a sales decline in private label. The Oxford Shirt Group had higher sales with increased sales in OxSport, the private label sport shirt division, Tommy Hilfiger Dress Shirts, Polo/Ralph Lauren for Boys and Ely & Walker and sales declines in Oxford Shirtings, the private label dress shirt division, and Tommy Hilfiger Golf. The Tommy Hilfiger Golf decline was due to the Company's decision to further restrict distribution. The Womenswear Group generated increased sales in its Collections and Separates divisions, offset by a sales decline in its Catalog & Special Markets division. Oxford Slacks experienced a sales decline primarily attributable to weak sales in the specialty catalog sector.

         In the second quarter of the current year, the Company experienced an 18.0% increase in unit volume and a decline of 5.2% in the weighted average sales price per unit. For the first half of the current year, the Company experienced a 9.9% increase in unit volume and a decline of 2.0% in the weighted average sales price per unit. The single greatest contributor to this change was the Next Day acquisition, which is a lower cost - lower margin private label business.


COST OF GOODS SOLD

         Cost of goods sold as a percentage of net sales was 81.2% in the second quarter of the current year and 80.0% in the second quarter of the previous year. For the first half of the current year, cost of goods sold as a percentage of net sales was 80.6% compared to 80.5% for the first half of the prior year. The increase in cost of goods sold as a percentage of net sales was due to a number of factors. The Company began sewing operations in its new facilities in Honduras and Mexico during the quarter. The acquisition of Next Day, while accretive to earnings, lowered the overall gross margin of the Company. The Company experienced some damage and disruption of six of it facilities in the Dominican Republic and Honduras due to Hurricanes Georges and Mitch. All six plants impacted by the hurricanes are now back to normal operations. During the second quarter, the Company announced the closure of its domestic sewing facility in Luverne, Alabama. Subsequent to the end of the second quarter, the Company announced the closure of its domestic sewing facility in Fayette, Alabama.












SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative (S G & A) expenses increased by 4.0% from $27,906,000 or 13.4% of net sales in the second quarter of the prior year to $29,011,000 or 12.5% of net sales in the second quarter of the current year. S G & A increased by 7.0% from $54,701,000 or 13.6% of net sales in the first half of the prior year to $58,514,000 or 13.6% of net sales in the first half of the current year. The largest contributor to the decreased ratio of S G & A to net sales in the second quarter was the acquisition of Next Day with its lower S G & A structure. Offsetting the Next Day impact somewhat was the continued increase in licensed designer business which has an S G & A structure more than twice the expense levels of the Company's private label business.


INTEREST EXPENSE

         Net interest expense increased by 45.6% from $1,018,000 or 0.5% of sales in the second quarter of the prior year to $1,482,000 or 0.6% of net sales in the second quarter of the current year. For the first half of the current year, net interest expense increased by 11.6% from $1,999,000 or 0.5% of sales in the first half of the prior year to $2,231,000 or 0.5% of net sales in the first half of the current year. The increase in interest expense was primarily due to higher borrowings for the acquisition of Next Day and repurchase of the Company's common stock.


INCOME TAXES

         The Company's effective tax rate was 39.0% in the second quarter and first half of both the current year and the previous year and does not differ significantly from the Company's statutory rate.


FUTURE OPERATING RESULTS

         The Company anticipates continued challenging conditions in the apparel sector where a highly promotional environment will keep pressure on operating margins. The Company will continue to invest in its strategic initiatives in marketing and manufacturing. Barring any worsening of business conditions, the Company expects a moderate increase in sales and earnings compared to last year's second half.

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

     While the Company currently believes it will be able to modify or replace its affected systems in ample time to minimize any detrimental effects on its operations, failure to do so, or the failure of the Company's major customers and suppliers to modify or replace their affected systems, could have a material adverse impact on the Company's results of operations, liquidity or consolidated financial positions in the future. The most reasonably likely worst case scenario of failure by the Company or its customers or suppliers to resolve the Year 2000 issue would be a temporary slow down or cessation of manufacturing operations at one or more of the Company's facilities and a temporary inability on the part of the Company to timely process orders and billings and to deliver finished product to customers. The Company is considering various contingency options, including identification of alternate suppliers, vendors and service providers, and manual alternatives to systems operation, which will allow the Company to minimize the risks of any unresolved Year 2000 problems on its operations, and to minimize the effect of any unforeseen Year 2000 failures. The Company currently estimates the incremental cost of the work needed to resolve the Year 2000 issue will not materially impact the Company's financial condition or results of operations.




                    LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES

         Operating activities generated $4,347,000 in the first half of the current year and used $465,000 in the first half of the prior year. The primary factors contributing to the change in the amount of funds generated was a smaller increase in receivables than in the prior year slightly offset by a smaller decrease in inventory than in the prior year.


INVESTING ACTIVITIES

         Investing activities used $24,800,000 in the first half of the current year and used $3,233,000 in the first half of the prior year. The primary factors contributing to the change in the use of funds was the acquisition of the assets of Next Day Apparel, Inc.



FINANCING ACTIVITIES

         Financing activities generated $14,426,000 in the first half of the current year and $3,659,000 in the first half of the previous year. The primary factors contributing to this change was increased short-term borrowings somewhat offset by the purchase and retirement of the Company's common stock. The increase in short-term borrowing was primarily due to the acquisition of Next Day and the purchase of Company stock.

     On January 4, 1999, the Company's Board of Directors declared a cash dividend of $.21 per share payable on February 27, 1999 to shareholders of record on February 12, 1999. This is a 5% increase from the previous quarterly dividend of $.20 per share.

     During the first half, the Company purchased on the open market and retired 550,000 shares of the Company's common stock. Subsequent to the end of the second quarter up to January 4, 1999, the Company purchased on the open market and retired 80,000 shares of the Company's common stock.

     During the first half, the Company issued 18,920 shares of the Company's common stock in conjunction with the Company's employee stock option plans.


WORKING CAPITAL

     Working capital increased from $162,640,000 at the end of the second quarter of the prior year to $169,465,000 at the end of the 1998 fiscal year and decreased to $153,707,000 at the end of the second quarter of the current year. The ratio of current assets to current liabilities was 2.6 at the end of the second quarter of the prior year, 2.7 at the end of the prior fiscal year, and 2.1 at the end of the second quarter of the current year.


FUTURE LIQUIDITY AND CAPITAL RESOURCES

         The Company believes it has the ability to generate cash and/or has available borrowing capacity to meet its foreseeable needs. The sources of funds primarily include funds provided by operations and both short-term and long-term borrowings. The uses of funds primarily include working capital requirements, capital expenditures, acquisitions, dividends and repayment of short-term and long-term debt. The Company regularly utilizes committed bank lines of credit and other uncommitted bank resources to meet working capital requirements. On November 27, 1998, the Company had available for its use lines of credit with several lenders aggregating $52,000,000. The Company has agreed to pay commitment fees for these available lines of credit. On November 27, 1998, $52,000,000 was in use under these lines, of which $40,000,000 was long-term. In addition, the Company has $220,500,000 in uncommitted lines of credit, of which $137,500,000 is reserved exclusively for letters of credit. The Company pays no commitment fees for these available lines of credit. On November 27, 1998, $33,500,000 was in use under these lines of credit. Maximum borrowings from all these sources during the current year were $108,500,000 of which $40,000,000 was long-term. The Company anticipates continued use and availability of both committed and uncommitted resources as working capital needs may require.

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





                  PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.
------------------------------------------

(a) Exhibits.
    ---------

    27   Financial Data Schedule.

(b) Reports on Form 8-K.
    --------------------
     On September 2, 1998, The Registrant filed a report on Form 8-K.


















































                           SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                OXFORD INDUSTRIES, INC.
                                -----------------------
                                     (Registrant)








                                /s/Ben B. Blount, Jr.
                                --------------------------
Date: January 7, 1999           Ben B. Blount, Jr.
      ---------------           Chief Financial Officer