Form 10-Q
period 1999-02-26
OXFORD INDUSTRIES INC
filed 1999-04-08
CIK 75288

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549
                           FORM 10-Q

       [ X ]  Quarterly Report Pursuant To Section 13 or 15(d) of
                 The Securities Exchange Act of 1934

        For the quarterly period ended February 26, 1999
                                       ----------------
                                  OR
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
Yes   X     No
    -----      -----

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                               Number of shares outstanding
    Title of each class                              as of April 5, 1999
---------------------------                    ----------------------------
Common Stock, $1 par value                                8,043,679










                     PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements.
-----------------------------


                         OXFORD INDUSTRIES, INC
                   CONSOLIDATED STATEMENT OF EARNINGS
 NINE MONTHS AND QUARTERS ENDED FEBRUARY 26, 1999 AND FEBRUARY 27, 1998
                               (UNAUDITED)


                          Nine Months Ended              Quarter Ended
                      -------------------------   ------------------------
$ in thousands except February 26, February 27,   February 26, February 27,
per share amounts          1999      1998           1999        1998
                      ------------ -----------    ------------ -----------
Net Sales                $637,154    $579,981       $206,027   $178,677

Costs and Expenses:
   Cost of goods sold     513,471     466,137        166,051    143,157
   Selling, general and
    administrative         86,843      80,719         28,329     26,018
   Interest                 3,505       2,663          1,274        664
                          -------     -------        -------    -------
Total Costs and Expenses  603,819     549,519        195,654    169,839
                          -------     -------        -------    -------

Earnings Before
 Income Taxes              33,335      30,462         10,373      8,838

Income Taxes               13,000      11,880          4,045      3,447
                          -------     -------        -------    -------
Net Earnings             $ 20,335    $ 18,582        $ 6,328    $ 5,391
                         ========    ========        =======    =======
Basic Earnings Per Share    $2.40       $2.10          $0.77      $0.61
                          =======    ========        =======     ======
Diluted Earnings Per Share  $2.37       $2.07          $0.76      $0.60
                          =======    ========        =======    =======
Basic Number of Shares
   Outstanding          8,480,577   8,831,809      8,259,390  8,841,924
                        =========   =========      =========   ========
Diluted Number of Shares
   Outstanding          8,597,626   8,990,065      8,342,747  8,990,301
                        =========   =========      =========  =========

Dividends Per Share         $0.61       $0.60          $0.21      $0.20
                        =========   =========      =========  =========

See notes to consolidated financial statements.


                         OXFORD INDUSTRIES, INC.
                       CONSOLIDATED BALANCE SHEETS
          FEBRUARY 26, 1999, MAY 29, 1998 AND FEBRUARY 27, 1998
                   (UNAUDITED EXCEPT FOR MAY 29, 1998)


$ in thousands              February 26,      May 29,     February 27,
--------------                   1999           1998          1998
                             -----------      -------      -----------
Assets
------
Current Assets:
  Cash                           $ 5,073       $10,069        $ 2,813
  Receivables                    137,252       100,789        110,148
  Inventories:
     Finished goods               98,166        89,906         85,217
Work in process                   24,519        24,330         24,256
     Fabric, trim & supplies      25,740        32,472         28,642
                                --------       -------      ---------
                                 148,425       146,708        138,115
  Prepaid expenses                15,330        13,621         13,616
                                --------      --------       --------
     Total Current Assets        306,080       271,187        264,692
Property, Plant and Equipment     37,471        35,682         33,354
Other Assets                      11,771         4,621          4,871
                                --------      --------       --------
  Total Assets                  $355,322      $311,490       $302,917
                                ========      ========       ========

Liabilities and Stockholders' Equity
------------------------------------
Current Liabilities:
  Notes payable                  $66,000      $ 11,500        $17,000
  Trade accounts payable          50,554        57,105         46,765
  Accrued compensation            10,597        12,020         11,234
  Other accrued expenses          22,872        18,883         21,133
  Dividends payable                1,721         1,765          1,763
  Current maturities of long-
     term debt                       342           449            442
                                --------      --------       --------
  Total Current Liabilities      152,086       101,722         98,337

  Long-Term Debt, less
     current maturities           40,776        41,428         41,503

  Noncurrent Liabilities           4,500         4,500          4,500

  Deferred Income Taxes            3,889         4,071          3,321

  Stockholders' Equity:
   Common stock                    8,089         8,824          8,815
   Additional paid-in capital     11,149        11,554         11,328
   Retained earnings             134,833       139,391        135,113
                                --------      --------       --------
    Total Stockholders'Equity    154,071       159,769        155,256
                                --------      --------       --------
  Total Liabilities and
     Stockholders' Equity       $355,322      $311,490       $302,917
                                ========      ========       ========


See notes to consolidated financial statements.








                         OXFORD INDUSTRIES, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
        NINE MONTHS ENDED FEBRUARY 26, 1999 AND FEBRUARY 27, 1998
                               (UNAUDITED)
$ in thousands                                February 26,   February 27,
--------------                                     1999          1998
Cash Flows From Operating Activities       ---------------------------------
------------------------------------
   Net earnings                                $    20,335  $   18,582
   Adjustments to reconcile net earnings to
    net cash (used in)provided by operating activities:
    Depreciation and amortization                    6,523       5,967
   Gain on sale of property, plant and equipment      (439)       (509)

   Changes in working capital:
     Receivables                                   (36,411)    (32,377)
     Inventories                                    12,404      11,666
     Prepaid expenses                               (1,612)      2,464
     Trade accounts payable                         (6,771)    (12,759)
     Accrued expenses and other current liabilities   (946)      4,125
  Deferred income taxes                               (182)        316
  Other noncurrent assets                               46          51
  Net cash used in                                ---------   ---------
     operating activities                           (7,053)     (2,474)

Cash Flows From Investing Activities
------------------------------------
Acquisitions                                       (21,712)          -
Purchase of property, plant and equipment           (4,704)     (4,399)
Proceeds from sale of property, plant
    and equipment                                      809         840
                                                   --------  ----------
     Net cash used in investing activities         (25,607)     (3,559)

Cash Flows From Financing Activities
------------------------------------
  Short-term borrowings                             54,500      13,000
  Payments on long-term debt                          (759)     (2,629)
  Proceeds from exercise of stock options              512       1,668
  Purchase and retirement of common stock          (21,439)     (1,215)
  Dividends on common stock                         (5,150)     (5,291)
     Net cash provided by                           -------     -------
        financing activities                        27,664       5,533

Net change in Cash and Cash Equivalents             (4,996)       (500)
Cash and Cash Equivalents at Beginning of Period    10,069       3,313
                                                  --------    --------
Cash and Cash Equivalents at End of Period         $ 5,073     $ 2,813
                                                  ========    ========
Supplemental Disclosure of Cash Flow Information
------------------------------------------------
     Cash paid for:
        Interest                                  $  3,417    $  2,637
        Income taxes                                13,736      10,096


See notes to consolidated financial statements.








                         OXFORD INDUSTRIES, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         QUARTERS ENDED FEBRUARY 26, 1999 AND FEBRUARY 27, 1998

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













































Item 2:Management's Discussion and Analysis of Financial Conditions and Results of Operations:


NET SALES

         Net sales for the third quarter of the 1999 fiscal year, which ended February 26, 1999, increased 15.3% from net sales for the same period of the prior year. Net sales for the first nine months of the current year increased 9.9% from net sales for the same period of the prior year.

         The Womenswear Group posted a third quarter sales increase of 80.0% to $72,586,000. Much of the increase was attributable to the acquisition of Next Day Apparel, Inc. (Next Day) which was completed at the beginning of the second quarter of the current year. The Collections and Sportswear Separates division posted healthy sales gains. The Women's Catalog and Special Markets division experienced a moderate sales decline.

         Quarterly sales of $39,127,000 were flat for the Company's tailored clothing group, Lanier Clothes. Sales increases in Women's Tailored Clothing, Nautica and Geoffrey Beene were offset by sales decreases in private label and Oscar de la Renta.

         The Oxford Shirt Group posted a modest sales decline of 3.4% to $69,871,000 for the third quarter due primarily to weakness in Oxford Shirtings, the Company's private label dress shirt division, and restricted distribution of the Tommy Hilfiger Golf line. Tommy Hilfiger Dress shirts, Polo/Ralph Lauren for Boys, OxSport and Ely & Walker all posted sales increases.

         The Oxford Slacks Group posted a third quarter sales decline of 7.1% to $23,868,000 due to general market weakness in this sector.

         In the third quarter of the current year, the Company experienced a 31.2% increase in unit volume and a decline of 12.1% in the weighted average sales price per unit. For the first nine months of the current year, the Company experienced a 16.8% increase in unit volume and a decline of 5.9% in the weighted average sales price per unit. The two greatest contributors to this change were the Next Day acquisition, and increased sales in the Separates and Collections divisions, all of which are lower cost - lower margin private label businesses.

COST OF GOODS SOLD

         Cost of goods sold as a percentage of net sales was 80.6% in the third quarter of the current year and 80.1% in the third quarter of the prior year. For the first nine months of the current year, cost of goods sold as a percentage of net sales was 80.6% compared to 80.4% for the first nine months of the prior year. The increase in cost of goods sold as a percentage of net sales was due to a number of factors. The Company continued the build-up of sewing operations in its new sewing facilities in Honduras and Mexico during the quarter. The acquisition of Next Day and the increased sales in the Separates and Collections division lowered the overall gross margin of the Company. During the third quarter, the Company announced the forthcoming closure of its domestic sewing facilities in Vidalia, Georgia and Fayette, Alabama.









SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative (S G & A) expenses increased by 8.9% from $26,018,000 or 14.6% of net sales in the third quarter of the prior year to $28,329,000 or 13.8% of net sales in the third quarter of the current year. S G & A increased by 7.6% from $80,719,000 or 13.9% of net sales in the first nine months of the prior year to $86,843,000 or 13.6% of net sales in the first nine months of the current year. The largest contributor to the decreased ratio of S G & A to net sales in the third quarter was the acquisition of Next Day with its lower S G & A structure. Offsetting the Next Day impact somewhat was the continued increase in the licensed designer business with its S G & A structure at more than twice the relative (percent of sales) expense levels of the Company's private label business.

INTEREST EXPENSE

         Net interest expense increased by 91.9% from $664,000 or 0.4% of net sales in the third quarter of the prior year to $1,274,000 or 0.6% of net sales in the third quarter of the current year. For the first nine months of the current year, net interest expense increased by 31.6% from $2,663,000 or 0.5% of net sales in the prior year to $3,505,000 or 0.6% of net sales in the current year. The increase in interest expense as primarily due to the acquisition of Next Day and the repurchase of the Company's common stock.

INCOME TAXES

         The Company's effective tax rate was 39.0% in the third quarter and first nine months of both the current year and the previous year and does not differ significantly from the Company's statutory rate.

FUTURE OPERATING RESULTS

         The Company has observed some signs of improvement at retail since the Holiday season. The Company anticipates fourth quarter sales increases in line with the current year-to-date sales increase, however, the fourth quarter earnings increase is not expected to keep pace with the sales increase.


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

     While the Company currently believes it will be able to modify or replace its affected systems in ample time to minimize any detrimental effects on its operations, failure to do so, or the failure of the Company's major customers and suppliers to modify or replace their affected systems, could have a material adverse impact on the Company's results of operations, liquidity or consolidated financial positions in the future. The most reasonably likely worst case scenario of failure by the Company or its customers or suppliers to resolve the Year 2000 issue would be a temporary slow down or cessation of manufacturing operations at one or more of the Company's facilities and a temporary inability on the part of the Company to timely process orders and billings and to deliver finished product to customers. The Company is considering various contingency options, including identification of alternate suppliers, vendors and service providers, and manual alternatives to systems operation, which will allow the Company to minimize the risks of any unresolved Year 2000 problems on its operations, and to minimize the effect of any unforeseen Year 2000 failures. The Company currently estimates the incremental cost of the work needed to resolve the Year 2000 issue, since the inception of the project in 1996 to its completion, to be approximately $1,600,000.



                     LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES

         Operating activities used $7,053,000 in the nine months of the current year and used $2,474,000 in the nine months of the prior year. The primary factor contributing to the change in the amount of funds used was a greater increase in receivables than in the prior year, primarily due to the acquisition of Next Day Apparel, Inc.


INVESTING ACTIVITIES

         Investing activities used $25,607,000 in the current year and used $3,559,000 in the prior year. The change in the used funds was the acquisition of Next Day Apparel, Inc.

FINANCING ACTIVITIES

     Financing activities generated $27,664,000 in the current year and $5,533,000 in the prior year. The primary factors contributing to this change was increased short-term borrowings partially offset by the purchase and retirement of the Company's common stock. The balance of the increase in short-term borrowings was primarily due to the acquisition of Next Day.

     On April 5, 1999 the Company's Board of Directors declared a cash dividend of $.21 per share payable on May 29, 1999 to shareholders of record on May 14, 1999.

     During the nine months, the Company purchased and retired 757,500 shares of the Company's common stock acquired on the open market. Subsequent to the end of the third quarter through April 5, 1999 the Company has purchased and retired 46,000 shares of its common stock.

     During the nine months, the Company issued 25,920 shares of the Company's common stock in conjunction with the Company's employee stock option plans.


WORKING CAPITAL

     Working capital increased from $166,355,000 at the end of the third quarter of the prior year to $169,465,000 at the end of the 1998 fiscal year and decreased to $153,994,000 at the end of the third quarter of the current year. The ratio of current assets to current liabilities was 2.7 at the end of the third quarter of the prior year,
2.7 at the end of the prior fiscal year, and 2.0 at the end of the third quarter of the current year.













FUTURE LIQUIDITY AND CAPITAL RESOURCES

         The Company believes it has the ability to generate cash and/or has available borrowing capacity to meet its foreseeable needs. The sources of funds primarily include funds provided by operations and both short-term and long-term borrowings. The uses of funds primarily include working capital requirements, capital expenditures, acquisitions, dividends and repayment of short-term and long-term debt. The Company regularly utilizes committed bank lines of credit and other uncommitted bank resources to meet working capital requirements. On February 26, 1999, the Company had available for its use lines of credit with several lenders aggregating $52,000,000. The Company has agreed to pay commitment fees for these available lines of credit. On February 26, 1999, $52,000,000 was in use under these lines, of which $40,000.00 was long-term. In addition, the Company has $250,500,000 in uncommitted lines of credit, of which $127,500,000 is reserved exclusively for letters of credit. The Company pays no commitment fees for these available lines of credit. On February 26, 1999, $54,000,000 was in use under these lines of credit. Maximum borrowings from all these sources during the current year were $108,500,000 of which $40,000,000 was long-term. The Company anticipates continued use and availability of both committed and uncommitted resources as working capital needs may require.

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




                  PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.
------------------------------------------

(a) Exhibits.
    ---------
   10(i)  Note Agreement between the Company and Sun Trust of Georgia
          Dated February 25, 1999 covering the Company's long term note due August 23, 2000.


    27    Financial Data Schedule for the Nine Months Ended February 26, 1999.


(b) Reports on Form 8-K.
    --------------------
     The Registrant did not file any reports on Form 8-K during the quarter ended February 26, 1999.













































                           SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                OXFORD INDUSTRIES, INC.
                                -----------------------
                                     (Registrant)








                                /s/Ben B. Blount, Jr.
                                --------------------------
Date: April  8, 1999            Ben B. Blount, Jr.
      ---------------           Chief Financial Officer