Form 10-K
period 1999-05-28
OXFORD INDUSTRIES INC
filed 1999-08-20
CIK 75288

FORM 10-K
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

        [ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                For the fiscal year ended May 28, 1999
                                          ------------
                                  OR

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



      State the aggregate market value of the voting stock held by nonaffiliates of the Registrant: As of August 13, 1999, the aggregate market value of the voting stock held by nonaffiliates of the Registrant (based upon the closing price for the common stock on the New York Stock Exchange on that date) was approximately $100,377,017.

      Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the last practicable date.

                                       Number of shares outstanding
     Title of each class                    as of August 13, 1999

Common Stock, $1 par value                            7,753,069
--------------------------                            ---------
Documents Incorporated by Reference
------------------------------------
(1) Sections of 1999 Annual Report to Stockholders (Incorporated in Parts II and IV of this Report).
(2) Sections of Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days after May 28, 1999. (Incorporated in Part III of this Report).






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

       The Company's primary business, is the design, manufacture, marketing and sale of consumer apparel products in the popular to better price ranges. Substantially all of the Company's distribution facilities, offices and customers are located in the United States. Company-owned manufacturing facilities are located in the southeastern United States, Mexico, the Caribbean, Central America and Asia.

     The Company is organized into four operating groups that reflect four major product lines. The operating groups are the Oxford Shirt Group, Lanier Clothes, Oxford Slacks and the Oxford Womenswear Group. The Oxford Shirt Group operations encompass dress shirts, sport shirts, golf wear and a broad range of men's and boys' sportswear. Lanier Clothes produces suits, sportcoats, suit separates and dress slacks. Oxford Slacks is a producer of private label dress and casual slacks and shorts. The Oxford Womenswear Group is a producer of budget and moderate priced private label women's apparel.


                          DISTRIBUTION

The Company's customers include national and regional chain stores, mail order and catalog firms, discount stores, department stores and chain and independent specialty stores.

                          Customer Distribution Analysis

                      May 28,           May 29,         May 30,
                       1999              1998            1997
                Total     Sales % Total     Sales % Total     Sales %
                Customers         Customers         Customers
                --------- ------- --------- ------- --------- -------
Top 50              50    92.86%        50   91.67%        50   92.70%
All Other        4,952     7.14%     4,187    8.33%     2,895    7.30%
                 -----     -----     -----   ------     -----   ------
Total            5,002      100%     4,237     100%     2,945     100%



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

      The Company works closely with many customers to develop large volume product programs prior to commencement of production, enabling the Company to take advantage of relative efficiencies in planning, raw materials purchasing and utilization of production facilities. Products sold under these programs are in the popular price range and usually carry the customers' trademarks, although the Company offers some branded and designer programs for this customer market.


     The Company employs a sales force consisting of salaried and commissioned sales employees and independent commissioned sales representatives. Apparel sales offices and showrooms are maintained by the Company in Atlanta, New York, Hong Kong and Dallas. Other showrooms are maintained by independent commissioned sales representatives. A majority of the Company's business is conducted by direct contacts between the Company's salaried executives and buyers and other executives of the Company's customers.


       MANUFACTURING, RAW MATERIALS AND SOURCES OF SUPPLY

Manufacturing and Raw Materials
      Apparel products are manufactured from cotton, linen, wool, silk, other natural fibers, synthetics and blends of these materials. Materials used by the Company in its manufacturing operations are purchased from numerous domestic and foreign textile mills and converters in the form of woven or knitted finished fabrics. Buttons, zippers, thread and other trim items are purchased from both domestic and foreign suppliers. The Company's manufacturing facilities perform cutting, sewing and related operations to produce finished apparel products from these materials. At the end of the 1999 fiscal year, domestic production for the Company accounted for approximately 15% of the Company's business, of which approximately 3% came from the
Company's United States manufacturing facilities, and approximately 12% came from United States contractors.

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

      The Company also manufactures in its own facilities in Mexico, the Dominican Republic, Costa Rica, Honduras, and the
Philippines.

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

     The Company's import business could be adversely affected by currency exchange fluctuations, changes in United States import duties and trade restraints, political unrest in exporting countries, weather and natural disasters and other factors normally associated with imports. The Company believes it has diminished potential risks in its import business by placing import programs with suppliers in many different countries. The Company continues to expand assembly operations in Mexico to take greater advantage of incentives implicit in United States trade policy.

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

    The Company actively pursues the acquisition of significant brands and related businesses.

Licenses
    The Company also has the right to use trademarks under license and design agreements with the trademarks' owners. Principal menswear trademarks the Company has the right to use are "Robert Stock" for men's suits, sport coats and dress slacks; "Oscar de la Renta" for men's suits, sport coats, vests, and dress and casual slacks; "Tommy Hilfiger" for men's dress shirts and golf apparel; "Nautica" for men's tailored suits, sport coats and dress slacks and "Geoffrey Beene" for men's tailored suits, sport coats, vests and dress slacks.

    The above mentioned license and design agreements will expire at various dates through the Company's fiscal 2001 year. Many of the Company's licensing agreements are eligible for renewal to extend the licenses through various dates from the Company's fiscal 2001 through 2007 years.
      Although the Company is not dependent on any single license and design agreement, it believes its license and design agreements in the aggregate are of significant value to its business.

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


Order Backlog
     As of May 28, 1999 and May 29, 1998, the Company had booked orders amounting to approximately $148,196,000 and $179,709,000, respectively, all of which will be shipped within six months after each such date. These numbers represent only store orders on hand and do not include private-label contract balances. A growing percentage of the Company's business consists of at-once EDI "Quick response" programs with large retailers. Replenishment shipments under these programs generally possess such an abbreviated order life as to exclude them from the order backlog completely. The Company therefore does not believe that this backlog information is indicative of sales to be expected for the following year.


                        WORKING CAPITAL

      Working capital needs are affected primarily by inventory levels, outstanding receivables and trade payables. The Company had available for its use committed lines of credit with several lenders aggregating $52,000,000 at May 28, 1999. These lines of credit are used by the Company to cover fluctuations in working capital needs. The Company had $52,000,000 outstanding under these lines of credit at the end of the 1999 fiscal year, and $44,000,000 outstanding at the end of the 1998 fiscal year. In addition, at the end of fiscal 1999, the Company had $221,500,000 in uncommitted lines of credit, of which $123,500,000 was reserved for the issuance of letters of credit. At May 28, 1999, $21,000,000 was outstanding under these lines of credit. At the end of fiscal 1998 the Company had $215,500,000 in uncommitted lines of credit, of which $127,500,000 was reserved for the issuance of letters of credit. At May 29, 1998 $7,500,000 was outstanding under these uncommitted lines of credit. The total amount of letters of credit outstanding totaled approximately $63,142,000 at the end of fiscal 1999, and approximately $96,157,000 at the end of fiscal 1998. The Company had cash of $11,077,000 and $10,069,000 at the end of the 1999 and 1998
fiscal years. The average interest rate on all short-term borrowings for the 1999 fiscal year was 5.5%. The Company anticipates continued use and availability of short-term borrowings as working capital needs may require.

      Inventory   levels  are  affected  by  order  backlog   and
anticipated sales. It is general practice of the Company to offer payment terms of net 30 to the majority of its customers, from date of shipment.

      The Company believes that its working capital requirements and financing resources are comparable with those of other major, financially sound apparel manufacturers.

                        MAJOR CUSTOMERS

       The Company's ten largest customers accounted for approximately 72% of the Company's net sales in fiscal 1999 and approximately 70% in fiscal 1998. JCPenney Company, Inc. accounted for 12% and 15% of net sales in the 1999 and 1998 fiscal years, respectively. Lands' End, Inc. accounted for 10% and 12% of net sales in the 1999 and 1998 fiscal years, respectively. Dayton Hudson accounted for 11% and 7% in the 1999 and 1998 fiscal years, respectively. Wal-Mart accounted for 10% and 6% in the 1999 and 1998 fiscal years, respectively. The Company believes that its relationships with all of its major customers, including JCPenney Company, Inc., Lands' End, Inc., Dayton Hudson, and Wal-Mart are excellent.

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

     The ATC requires that importing countries gradually phase out approximately half of the restrictive quotas on the importation of textiles and apparel products that were in place on December 31, 1994 over a ten year period. The remaining quotas are to be eliminated on January 1, 2005. However, the ATC allows importing countries such as the United States significant discretion in determining when during the ten year period quotas on particular products from particular countries will be eliminated. The United States has announced a plan that will keep quotas on the products deemed most sensitive to import competition in place until the later stages of the ten-year period. In addition, the ATC permits importing countries, under certain conditions, to impose new quotas on the importation of textile and apparel products during the ten-year phase out period. Thus, the extent to which the ATC will liberalize trade in textile and apparel products over the next six years is unclear. Reduced restrictions on the importation of textiles and textile products could increase competitive import pressure on the company's remaining domestic manufacturing operations and could also negatively affect the competitiveness of the Company's sourcing activities in some countries, but could also positively affect its sourcing activities in some countries.

     Congress is again considering legislation this session that would extend quota and duty-free treatment to apparel products imported from certain Caribbean countries. If enacted, this legislation could enhance the competitive position of certain of the Company's Caribbean plants and sourcing activities.

     In addition, Congress is again considering legislation that would grant preferential treatment to certain apparel products from certain sub-Saharan African nations. At present, the requirements that apparel products would have to meet to qualify for preferential treatment under this legislation have not been settled. Thus, the impact that this legislation will have, if adopted, is not clear at this time.

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

                           EMPLOYEES

      As  of  May  28, 1999, the Company employed 9,066  persons,
approximately  80%  of  whom  were  hourly  and  incentive   paid
production workers. The Company believes its employee relations are excellent.












Item 2.  Properties.
--------------------

      At May 28, 1999 the Company operated a total of 17 production plants. Domestic plants, of which two plants are owned and one plant are leased, are located in Georgia and Mississippi. Foreign plants, of which four are owned and ten are leased, are located in Mexico, the Dominican Republic, Costa Rica, Honduras, and the Philippines. In addition the Company is starting production in two new leased facilities in Mexico and Honduras.

       The Company also maintains separate warehousing and distribution facilities (in addition to space allocated for these purposes in or adjacent to manufacturing plants) in Arizona, Georgia, Mississippi, Tennessee, South Carolina and Florida.

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

      General offices are maintained in a facility owned by the Company in Atlanta, Georgia. The Company leases sales, purchasing and administrative offices in Atlanta, Dallas, Hong Kong, New York, Singapore, Bangladesh, the Philippines, Indonesia and Guatemala.

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

Item 3.  Legal Proceedings.
---------------------------
     Not applicable.


Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------

     Not applicable.


Item 4A.  Executive Officers of the Registrant.
-----------------------------------------------
        Name               Age             Office Held
---------------------     ---         -------------------------
J. Hicks Lanier           59           Chairman of the Board,
                                       President and Chief
                                       Executive Officer

Ben B. Blount, Jr         60           Executive Vice President --
                                       Finance, Planning and
                                       Development and Chief
                                       Financial Officer

L. Wayne Brantley         57           Group Vice President

R. Larry Johnson          60           Group Vice President

Knowlton J. O'Reilly      59           Group Vice President

Robert C. Skinner, Jr.    45           Group Vice President




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

         Mr.  Knowlton  J.  O'Reilly has  served  as  Group  Vice
President of the Company since 1978.

     Messrs.  L. Wayne Brantley, R. Larry Johnson and  Robert  C.
Skinner have served as Group Vice Presidents of the Company since
1997.


                            PART II
                            -------
Item 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters
------------------------------------------------------------

      Incorporated by reference to the table presented under the heading "Common Stock Information" on page 29 of the Company's 1999 Annual Report to Stockholders (Exhibit 13 hereto). On August 13, 1999, there were 670 holders of record of the Company's common stock.
     Subsequent to year-end through August 13 1999, the Company repurchased 185,000 shares of its common stock.


Item 6.  Selected Financial Data.
---------------------------------

      Incorporated by reference to page 16 of the Company's  1999
Annual Report to Stockholders (Exhibit 13 hereto).




Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.
----------------------------------------------------------

      Incorporated by reference to page 17 through 20 of the Company's 1999 Annual Report to Stockholders (Exhibit 13 hereto).

Item 8.  Financial Statements and Supplementary Data.
-----------------------------------------------------

     Financial statements, including selected quarterly financial data, are incorporated by reference to pages 21 through 30 of the Company's 1999 Annual Report to Stockholders (Exhibit 13 hereto).


Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure.
---------------------------------------------------------

     Not applicable.

                            PART III
                            --------

Item 10.  Directors and Executive Officers of the Registrant.
-------------------------------------------------------------

      Information required by this item covering directors of the Company is incorporated by reference to the information presented under the heading "Election of Directors - Directors and Nominees" in the Company's Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days after May 28, 1999. Information required by this item covering executive officers of the Company is set forth under
Item 4A of this Report.


Item 11.  Executive Compensation.
---------------------------------

     Incorporated by reference to the information presented under the heading "Executive Compensation and Other Information" in the Company's Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days after May 28, 1999.

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management.
-------------------------------------------------------------

     Incorporated by reference to the information presented under the heading "Beneficial Ownership of Common Stock" in the Company's Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days after May 28, 1999.

Item 13.  Certain Relationships and Related Transactions.
---------------------------------------------------------

     Incorporated by reference to the information presented under the heading "Executive Compensation and Other Information - Compensation Committee Interlocks and Insider Participation" in the Company's Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days after May 28, 1999.






                             PART IV
                             -------

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K.
-----------------------------------------------------------------

(a) 1.  Financial Statements
        --------------------

     Included on pages 18 through 30 of the 1999 Annual Report to Stockholders (Exhibit 13 hereto) and incorporated by reference in this Form 10-K:


            Report of Independent Public Accountants.

            Consolidated Balance Sheets at May 28, 1999 and
            May 29, 1998

            Consolidated Statements of Earnings for years ended
            May 28, 1999, May 29, 1998 and May 30, 1997.

            Consolidated Statements of Stockholders' Equity for years ended May 28, 1999, May 29, 1998 and May 30,
            1997.

            Consolidated Statements of Cash Flows for years ended
            May 28, 1999, May 29, 1998 and May 30, 1997.

            Notes to Consolidated Financial Statements for years ended May 28, 1999, May 29, 1998 and May 30, 1997.




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


10(h)    1992  Stock  Option Plan.  Incorporated  by  reference  to
       Exhibit 10(h) to the Company's Form 10-Q for the fiscal quarter ended August 30, 1996.

10(i)    Note Agreement between the Company and SunTrust Bank dated
       February 25, 1999 covering the Company's long-term note due August 23, 2000. Incorporated by reference to Exhibit 10(i) to the Company's Form 10-Q for the fiscal quarter ended
       February 26, 1999.

13       1999  Annual  Report  to  Stockholders
       (furnished for the information of the Commission and not deemed "filed" or part of this Form 10-K except for those portions expressly incorporated herein by reference).

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

                                  Oxford Industries, Inc.





                                  /s/Thomas Caldecot Chubb III
                                  ----------------------------
                                  J. Hicks Lanier*
                                  Chairman and President


Date:   August 20, 1999
        ---------------
         Pursuant to the requirements of the Securities  Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.

      Signature               Capacity                     Date
--------------------------   -----------------           --------




/s/Thomas Caldecot Chubb III                          08/20/99
--------------------------   President, Chief         --------
J. Hicks Lanier*             Executive Officer
                             and Director





/s/Ben B. Blount Jr.          Executive                 08/20/99
--------------------------    Vice President,           --------
Ben B. Blount Jr.             Chief Financial
                              Officer and
                              Director



/s/Thomas Caldecot Chubb III  Director                   08/20/99
----------------------------                             --------
Cecil D. Conlee*




/s/Thomas Caldecot Chubb III  Director
08/20/99
--------------------------
--------
Thomas Gallagher*

*by power of attorney













/s/Thomas Caldecot Chubb III  Director                 08/20/99
----------------------------                           --------
J. Reese Lanier*




/s/Thomas Caldecot Chubb III  Director                 08/20/99
----------------------------                           --------
Knowlton J. O'Reilly*




/s/Thomas Caldecot Chubb III  Director                 08/20/99
----------------------------                           --------
Clarence B. Rogers, Jr.*




/s/Thomas Caldecot Chubb III  Director                 08/20/99
----------------------------                           --------
Robert E. Shaw*





/s/Thomas Caldecot Chubb III  Director                 08/20/99
----------------------------                           --------
E. Jenner Wood*






/s/Thomas Caldecot Chubb III  Director                 08/20/99
----------------------------                           --------
Helen B. Weeks*




*by power of attorney


























            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                 ON FINANCIAL STATEMENT SCHEDULE



To Oxford Industries, Inc.:


      We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in Oxford Industries, Inc.'s 1999 Annual Report to
Stockholders incorporated by reference in this Form 10-K, and have issued our report thereon, dated July 9, 1999. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in
Item 14(a)2 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




                             ARTHUR ANDERSEN LLP


Atlanta, Georgia
July 9, 1999






































                OXFORD INDUSTRIES, INC. AND SUBSIDIARIES
                ----------------------------------------
            SCHEDULE  II - VALUATION AND QUALIFYING ACCOUNTS
            -------------------------------------------------

Column  A               Column B                Column C        Column  D    Column E
----------------------  ----------  --------------------------  ----------   --------
                                      Additions    Deductions
                        Balance at    Charged                                Balance
                        Beginning     to                                     at End
    Description         of Period     Income        Recoveries  Write-Offs   of Period
----------------------  ----------  ----------      ----------  ----------   ----------

  Reserves for losses
  From accounts receivable:

Year ended May 30, 1997 $2,800,000      $21,000     $95,000     $116,000     $2,800,000
                         ==========    ==========   ========    ==========   ==========

Year ended May 29, 1998 $2,800,000     $790,000     $76,000     $568,000     $3,098,000
                        ==========     ==========   ========    ==========   ==========

Year ended May 28, 1999 $3,098,000   $1,037,000     $41,000     $517,000     $3,659,000
                        ==========   ============   ========    ==========   ==========
