Form 10-Q
period 1999-08-27
OXFORD INDUSTRIES INC
filed 1999-10-07
CIK 75288

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549
                           FORM 10-Q

       [ X ]  Quarterly Report Pursuant To Section 13 or 15(d) of
                 The Securities Exchange Act of 1934

         For the quarterly period ended August 27, 1999
                                        ---------------
                                OR
        [    ]  Transition Report Pursuant To Section 13 or 15(d)
                                of
                 The Securities Exchange Act of 1934

For the transition period from                 to
                               ----------------  ----------------
Commission File Number 1-4365
                       ------

                    OXFORD INDUSTRIES, INC.
-----------------------------------------------------------------
     (Exact name of registrant as specified in its charter)

            Georgia                           58-0831862
-------------------------------       ----------------------------
(State or other jurisdiction of           (I.R.S. Employer
incorporation or organization)         Identification Number)

       222 Piedmont Avenue, N.E., Atlanta, Georgia  30308
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
Yes   X     No
    -----      -----

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                   Number of shares outstanding
    Title of each class                as of October 4, 1999
---------------------------        ----------------------------
Common Stock, $1 par value                   7,720,967














                 PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements.
------------------------------
                           OXFORD INDUSTRIES, INC.
                     CONSOLIDATED STATEMENTS OF EARNINGS
       QUARTERS ENDED AUGUST 27, 1999 AND AUGUST 28, 1998
                                 (UNAUDITED)

                                                  Quarter Ended
                                            --------------------------
$ in thousands except share and per          August 27,       August 28,
  share amounts                               1999              1998
-------------------------                   ----------    ------------

Net Sales                                     $185,737        $198,606
                                              --------        --------
Costs and Expenses:
     Cost of goods sold                        152,037         158,574
     Selling, general
       and administrative                       25,168          29,502
    Interest                                      880              749
                                              --------        --------
                                               178,085         188,825
                                              --------        --------
Earnings Before Income Taxes                     7,652           9,781
Income Taxes                                     2,908           3,815
                                              --------        --------
Net Earnings                                  $  4,744        $  5,966
                                              ========        ========

Basic Earnings Per Common Share                   $.60            $.68
                                              ========        ========

Diluted Earnings Per Common Share                 $.60            $.67
                                              ========        ========

Basic Number of Shares Outstanding           7,860,757       8,774,152
                                             =========       =========

Diluted Numbers of Shares Outstanding        7,938,368       8,924,269
                                             =========      ==========

Dividends Per Share                              $0.21           $0.20
                                                ======          ======

-------------------------
See notes to consolidated financial statements.


















                           OXFORD INDUSTRIES, INC.
                         CONSOLIDATED BALANCE SHEETS
               AUGUST 27, 1999, MAY 28, 1999 AND AUGUST 28, 1998
                     (UNAUDITED EXCEPT FOR MAY 28, 1999)

                                   August 27,      May 28,      August 28,
$ in thousands                        1999          1999         1998
--------------                    ------------     --------  -----------
Assets
------
Current Assets:
  Cash                               $   9,949    $  11,077     $  4,172
  Receivables                          118,425      114,706      126,546
  Inventories:
    Finished goods                      92,234       92,195      100,739
    Work in process                     23,983       24,579       22,679
    Fabric, trim & supplies             22,602       30,154       26,651
                                      --------     --------     --------
                                       138,819      146,928      150,069
  Prepaid expenses                      13,466       13,791       14,911
                                      --------     --------     --------
    Total Current Assets               280,659      286,502      295,698
Property, Plant and Equipment           37,012       37,347       36,125
Other Assets                            11,289       11,473        4,403
                                      --------     --------     --------
                                      $328,960     $335,322     $336,226
                                      ========     ========     ========
Liabilities and Stockholders' Equity
------------------------------------
Current Liabilities:
  Notes payable                       $ 42,500     $ 33,000     $ 46,500
  Trade accounts payable                47,099       61,397       49,963
  Accrued compensation                   9,350       12,897        9,123
  Other accrued expenses                25,785       22,429       18,822
  Dividends payable                      1,630        1,694        1,727
  Income taxes                           4,043           -         4,670
  Current maturities of
    long-term debt                         271          351          446
                                      --------     --------     --------
    Total Current Liabilities          130,678      131,768      131,251

Long-Term Debt,
  less current maturities               40,689       40,689       41,351

Non-Current Liabilities                  4,500        4,500        4,500

Deferred Income Taxes                    1,282        4,014        3,944

Stockholders' Equity:
  Common stock                           7,715        7,932        8,536
  Additional paid-in capital            11,121       11,244       11,521
  Retained earnings                    132,975      135,175      135,123
                                      --------     --------     --------
Total Stockholders' Equity             151,811      154,351      155,180
                                      --------     --------     --------
Total Liabilities and Stockholders'
  Equity                              $328,960     $335,322     $336,226
                                      ========     ========     ========
-------------------
See notes to consolidated financial statements.








                     OXFORD INDUSTRIES, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
              QUARTERS ENDED AUGUST 27, 1999 AND AUGUST 28, 1998
                                 (UNAUDITED)
                                                       Quarter Ended
                                               -----------------------------
                                                August 27,          August 28,
$ in thousands                                    1999                 1998
--------------                                 ------------      ------------
Cash Flows from Operating Activities:
-------------------------------------
  Net earnings                                      $ 4,744          $  5,966
  Adjustments to reconcile net earnings to
  net cash used in operating activities:
     Depreciation and amortization                    2,064             1,901
      Gain on sale of property, plant
       and equipment                                    (56)               (5)
  Changes in working capital:
     Receivables                                     (3,719)          (25,757)
     Inventories                                      8,109            (3,361)
     Prepaid expenses                                   325            (1,290)
     Trade accounts payable                         (14,298)           (7,142)
     Accrued expenses and other current liabilities    (191)           (2,958)
     Income taxes payable                             4,043             4,670
 Deferred income taxes                               (2,732)             (127)
 Other noncurrent assets                               (221)               15
       Net cash flows used in                       --------          --------
         operating activities                        (1,932)          (28,088)

Cash Flows from Investing Activities:
-------------------------------------
 Purchase of property, plant and equipment          (1,327)            (2,224)
  Proceeds from sale of property, plant and
     and equipment                                      59                 87
                                                   --------          --------
        Net cash used in investing activities       (1,268)            (2,137)

Cash Flows from Financing Activities:
-------------------------------------
  Short-term borrowings                               9,500            35,000
  Payments on long-term debt                            (80)              (80)
  Proceeds from exercise of stock options               179               287
  Purchase and retirement of common stock            (5,853)           (9,117)
  Dividends on common stock                          (1,674)           (1,762)
                                                    --------          --------
     Net cash provided by financing activities        2,072            24,328

Net Change in Cash and Cash Equivalents              (1,128)           (5,897)
Cash and Cash Equivalents at Beginning of Period     11,077            10,069
                                                   --------          --------
Cash and Cash Equivalents at End of Period         $  9,949          $  4,172
                                                   ========          ========

Supplemental Disclosure of Cash Flow Information
------------------------------------------------
     Cash paid for:
        Interest, net                              $    933          $    818
        Income taxes                                     33              (325)

See notes to consolidated financial statements.









                           OXFORD INDUSTRIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              QUARTERS ENDED AUGUST 27, 1999 AND AUGUST 28, 1998
                                 (UNAUDITED)

1. The foregoing unaudited consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary
   to  a  fair  statement of the results for the interim periods.   All
   such adjustments are of a normal recurring nature. The results for interim periods are not necessarily indicative of results to be expected for the year.

2. The financial information presented herein should be read in conjunction with the consolidated financial statements included in the Registrant's Annual Report on Form 10-K for the fiscal year ended May 28, 1999.

3. The Company is involved in certain legal matters primarily arising in the normal course of business. In the opinion of management, the Company's liability under any of these matters would not materially affect its financial condition or results of operations.


4. Oxford Industries, Inc adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information",
   which    requires   certain   financial   statement   footnote
   disclosure as to the Company's business segments, which are the Oxford Shirt Group, Lanier Clothes, Oxford Slacks, the Oxford Womenswear Group and corporate and other.

   The Shirt Group operations encompass dress and sport shirts, and a broad range of men's and boys' sportswear. Lanier Clothes produces suits, sportcoats, suit separates and dress slacks. Oxford Slacks is a producer of private label dress and casual slacks and shorts. The Oxford Womenswear Group is a producer of budget and moderate priced private label women's apparel. Corporate and other includes the Company's corporate offices, transportation and logistics and other costs and services that are not allocated to operating groups.



                     Oxford Industries, Inc
                       Segment Information
       Quarters ended August 27, 1999 and August 28, 1998
                           (unaudited)



                          Oxford                  Oxford
                          Shirt  Lanier  Oxford   Womenswear Corporate
$ in thousand             Group  Clothes Slacks   Group      and other   Total

2000
Sales                   $61,305 $35,949  $23,327  $65,117      $39    $185,737
Depreciation and
  amortization              579     439      264      547      235       2,064
Operating profit          4,768   2,451    1,253    2,662   (2,602)      8,532
Interest expense, net                                                      880
Earnings before taxes                                                    7,652
Assets                  108,348 102,017   39,863   88,594   (9,862)    328,960
Purchase of property,
  plant and equipment       672     191      248       88      128       1,327


1999
Sales                   $88,881 $43,856   $26,894 $38,536     $439    $198,606
Depreciation and
 amortization               757     483       270     123      268       1,901
Operating profit          8,261   3,075     2,174     557   (3,537)     10,530
Interest expense, net                                                      749
Earnings before taxes                                                    9,781
Assets                  161,135 107,138    44,875  46,900  (23,822)    336,226
Purchase of property,
 plant and equipment      1,041     752       104     121      206       2,224





        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS




RESULTS OF OPERATIONS

     The following table sets forth items in the Consolidated
Statements of Earnings as a percent of net sales and the percentage change of those items as compared to the prior year.


                         FIRST QUARTER   FIRST QUARTER
                            FY 2000         FY 1999          CHANGE

                         $000's     %      $000's    %      $000's     %
                        -------  ------  -------- -------   -------  ------
Net sales               185,737  100.0%   198,606  100.0%   (12,869)  -6.5%
Cost of goods sold      152,037   81.9%   158,574   79.8%    (6,537)  -4.1%
Gross profit             33,700   18.1%    40,032   20.2%    (6,332) -15.8%
Selling,general & admin  25,168   13.6%    29,502   14.9%    (4,334) -14.7%
Operating income          8,532    4.6%    10,530    5.3%    (1,998) -19.0%
Interest                    880    0.5%       749    0.4%       131   17.5%
Earnings before income    7,652    4.1%     9,781    4.9%    (2,129) -21.8%
Income taxes              2,908    1.6%     3,815    1.9%      (907) -23.8%
Net earnings              4,744    2.6%     5,966    3.0%    (1,222) -20.5%

Effective with the Company's 1999 fiscal year, the Company adopted Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information", as disclosed in footnote 4. All data with respect to the Company's specific segments included within "Management Discussion and Analysis" is presented before applicable intercompany eliminations.

                         FIRST QUARTER   FIRST QUARTER
                           FY 2000         FY 1999          CHANGE
Net Sales
($ In thousands)         $000's   %      $000's   %      $000's     %
                         ------ ------  -------  -----   ------  ------
Oxford Shirt Group       61,305  33.0%   88,881  44.8%  (27,576) -31.0%
Lanier Clothes           35,949  19.4%   43,856  22.1%   (7,907) -18.0%
Oxford Slacks            23,327  12.6%   26,894  13.5%   (3,567) -13.3%
Oxford Womenswear Group  65,117  35.0%   38,536  19.4%    26,581  69.0%
Corporate and Other          39   0.0%      439   0.2%     (400) -91.1%
                         ------  -----   ------  -----   ------- ------
Total Net Sales         185,737 100.0%  198,606 100.0%  (12,869)  -6.5%

                         FIRST QUARTER   FIRST QUARTER
                            FY 2000         FY 1999          CHANGE
Operating Income
($ In thousands)        $000's %Sales    $000's %Sales    $000's %Sales
                        ------ -------  ------  ------   ------  ------
Oxford Shirt Group       4,768    7.8%   8,261    9.3%   (3,493)  -42.3%
Lanier Clothes           2,451    6.8%   3,075    7.0%     (624)  -20.3%
Oxford Slacks            1,253    5.4%   2,174    8.1%     (921)  -42.4%
Oxford Womenswear Group  2,662    4.1%     557    1.4%    2,105   377.9%








Total Company

     Net sales decreased 6.5% from the first quarter of the prior year. Although unit sales increased 12.3%, a 16.7% decrease in the average unit selling price contributed to the overall dollar sales decline. The sales decrease was due primarily to the phase out of Polo for Boys and lower than planned shipments of private label apparel during the quarter.

     Cost of goods sold increased to 81.9% of net sales in the current quarter from 79.8% in the prior year. The shift in sales mix caused by the loss of Polo with its higher gross margin and the addition of Next Day with its lower gross margin was the primary cause for the relative increase in cost of goods sold. Gross margin was also negatively impacted by continued underabsorbed costs on several offshore manufacturing start-ups and plant expansions initiated last year. This underabsorption is expected to diminish in subsequent quarters as these plants emerge from the start-up phase and begin to contribute to profitability.

     Selling, general and administrative (S,G&A) decreased both in absolute terms and as a percent of net sales. The decline is attributed to the absence of Polo with its higher S,G&A expense levels and the addition of Next Day with its lower S,G&A expense levels.

     Interest expense increased from 0.4% of net sales in the prior year to 0.5% of net sales in the current year.

     The Company's effective tax rate was 39.0% in the prior year and 38.0% in the current year and does not differ significantly from the Company's statutory rates.

Segment Results

Oxford Shirt Group

     Sales for the Oxford Shirt Group decreased 31.0% to $61,305,000 due primarily to the absence of the Polo for Boys business. Average unit selling price declined 4.6% and unit sales decreased 27.8%. Oxford Shirtings and Tommy Hilfiger Dress Shirts posted sales declines. Tommy Hilfiger Golf had a sales gain and OxSport and Ely & Walker were essentially flat. Profitability was significantly impacted by the loss of Polo. Operating profit declined 42.3% to $4,768,000 or 7.8% of net sales. Underabsorbed manufacturing costs at the new plants in Mexico and Honduras also contributed to the earnings shortfall. Operating expenses declined both in absolute terms and as a percentage of net sales.

Lanier Clothes

     Lanier Clothes reported first quarter sales of $35,949,000 down 18.0% from last year's total of $43,856,000. For the group, unit sales decreased 14.9% and the average unit selling price decreased 3.7%. The sales decline was concentrated in the private label divisions, particularly among the direct mail and national chain customers. Branded sales were up, led by the Nautica Tailored Clothing division. Group operating profit declined 20.3% to $2,451,000 from $3,075,000 last year.
Operating expenses decreased but were a higher percentage of sales due to the sales decline. Start-up costs for the new plant in Honduras also hurt profitability. Operating margin declined to 6.8% from 7.0% last year.

Oxford Slacks Group

     Oxford Slacks posted a first quarter sales decline of $3,567,000 or 13.3% to $23,327,000. This decline was the result of an 11.0% decrease in the number of units shipped and a 2.5% decrease in the average unit selling price. Weaknesses in the Specialty Catalog, Young Men's and Mature Men's divisions were responsible for the sales decline. Group operating profit decreased by 42.4% to $1,253,000 for the quarter. Profitability was negatively impacted by the sales decline and start-up expenses for the new plant in the Dominican Republic. Operating margin declined to 5.4% from 8.1% last year.

Oxford Womenswear Group

     First quarter net sales for the Oxford Womenswear Group increased 69.0% to $65,117,000. Unit sales increased 66.3% and average unit selling price increased 1.6%. Though a majority of the sales gain was attributable to the acquisition of Next Day Apparel, sales excluding Next Day increased by 8.0% for the quarter. The Sportswear Separates and Sportswear Collections divisions posted sales gains. Group operating profit increased 377.9% to $2,662,000 or 4.1% of net sales. The group continues to benefit from the leveraging of expenses over a higher sales base.

FUTURE OPERATING RESULTS

     Last year's record sales and earnings will make for another difficult quarterly comparison. The Company expects second quarter sales and earnings declines comparable to those in the first quarter. The Company remains optimistic that more favorable quarterly comparisons in the second half, beginning in December, are achievable.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

     Operating activities used $1,932,000 in the first quarter of the current year and $28,088,000 in the same period of the prior year. The primary factors contributing to the change in the amount of funds used was a smaller increase in receivables in the current year, and a decrease in inventory in the current year compared to a slight increase in the prior year offset by a larger decrease in trade payables than in the prior year.


Investing Activities

     Investing activities used $2,137,000 in the first quarter of the prior year and $1,268,000 in the first quarter of the current year. The change in investing activities was due to a slight decrease in the purchase of property, plant and equipment.

Financing Activities

     Financing activities generated $2,072,000 in the first quarter of the current year and $24,328,000 in the comparable period of the prior year. The primary factors contributing to this change in the funds generated was a smaller increase in short-term borrowing in the current year, slightly offset by decreased amounts used to purchase and retire common stock.

     On October 4, 1999 the Company's Board of Directors declared a cash dividend of $0.21 per share, payable on November 27, 1999 to shareholders of record on November 15, 1999.

     During the quarter, the Company purchased and retired
225,000 shares of the Company's common stock acquired in the open market.


Working Capital

     Working capital declined from $164,447,000 at the end of the first quarter of the prior year to $154,734,000 at the end of the 1999 fiscal year and decreased to $149,981,000 at the end of the first quarter of the current year. The ratio of current assets to current liabilities was 2.3 at the end of the first quarter of the prior year, 2.2 at the end of the 1999 fiscal year and 2.1 at the end of the first quarter of the current year.







FUTURE LIQUIDITY AND CAPITAL RESOURCES


     The Company believes it has the ability to generate cash and/or has available borrowing capacity to meet its foreseeable needs. The sources of funds primarily include funds provided by operations and both short-term and long-term borrowings. The uses of funds primarily include working capital requirements, capital expenditures, acquisitions, stock repurchases, dividends and repayment of short-term and long-term debt. The Company regularly utilizes committed bank lines of credit and other uncommitted bank resources to meet working capital requirements. On August 27, 1999 the Company had available for its use lines of credit with several lenders aggregating $52,000,000. The Company has agreed to pay commitment fees for these available lines of credit. On August 27, 1999, $52,000,000 was in use under these lines, of which $40,000,000 was long-term. In addition, the Company has $226,500,000 in uncommitted lines of credit, of which $128,500,000 is reserved exclusively for letters of credit. The Company pays no commitment fees for these available lines of credit. On August 27, 1999, $30,500,000 was in use under these lines of credit. Maximum borrowings from all these sources during the current year were $82,500,000 of which $40,000,000 was long-term. The Company anticipates continued use and availability of both committed and uncommitted resources as working capital needs may require.

     The Company considers possible acquisitions of apparel-related businesses that are compatible with its long-term strategies. The Company's Board of Directors has authorized the Company to purchase shares of the Company's common stock on the open market and in negotiated trades as conditions and opportunities warrant. There are no present plans to sell securities (other than through employee stock option plans and other employee benefits) or enter into off-balance sheet financing arrangements.

YEAR 2000 UPDATE

     The Company is continuing to assess the effects of the Year 2000 issue on its information systems. The Year 2000 issue, which is common to most businesses, concerns the inability of information systems to properly recognize and process dates and date sensitive information on and beyond January 1, 2000. In 1996, the Company began a Company-wide assessment of the vulnerability of its systems to the Year 2000 issue. Based on such assessment, the Company has developed a Year 2000 compliance plan, under which all primary information systems have been tested, and non-compliant software or technology has been modified or replaced. The Company is continuing to survey the Year 2000 compliance status and compatibility of customers and suppliers systems which interface with the Company's systems or could otherwise impact the Company's operations. (As the Company adds new customers and suppliers constantly, this portion of the review will be on-going.) The company also continues to evaluate, test, or replace all secondary systems (e.g. alarm systems, computer controlled equipment).

     While the Company currently believes it will be able to modify or replace all affected systems in ample time to minimize any detrimental effects on its operations, failure to do so, or the failure of the Company's major customers and suppliers to modify or replace their affected systems, could have a material adverse impact on the Company's results of operations, liquidity or consolidated financial positions in the future. The most reasonably likely worst case scenario of failure by the Company or its customers or suppliers to resolve the Year 2000 issue would be a temporary slow down or cessation of manufacturing operations at one or more of the Company's facilities and a temporary inability on the part of the Company to timely process orders and billings and to deliver finished product to customers. The Company is considering various contingency options, including identification of alternate suppliers, vendors and service providers, and manual alternatives to systems operation, which will allow the Company to minimize the risks of any unresolved Year 2000 problems on its operations, and to minimize the effect of any unforeseen Year 2000 failures. The Company currently estimates the incremental cost of the work needed to resolve the Year 2000 issue, since the inception of the project in 1996 to its completion, to be approximately $1,600,000. These costs are being expensed as incurred.






SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION
REFORM ACT OF 1995

     Certain statements included herein contain forward-looking statements with respect to anticipated future results, which are subject to risks and uncertainties that could cause actual results to differ materially from anticipated results. These risks and uncertainties include, but are not limited to, general economic and apparel business conditions, continued retailer and consumer acceptance of Company products, and global manufacturing costs.

ADDITIONAL INFORMATION

     For additional information concerning the Company's operations, cash flows, liquidity and capital resources, this analysis should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements contained in the Company's Annual Report for the fiscal year ended May 28, 1999.




                  PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.
------------------------------------------

(a) Exhibits.
    ---------

    10(i)  Note Agreement between the Company and SunTrust of
           Georgia dated August 23, 1999 covering the Company's long term note due February 19, 2001.


    27     Financial Data Schedule.

(b) Reports on Form 8-K.
    --------------------
     The Registrant did not file any reports on Form 8-K during the quarter ended August 27, 1999.

















































                           SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                OXFORD INDUSTRIES, INC.
                                -----------------------
                                     (Registrant)








                                /s/Ben B. Blount, Jr.
                                --------------------------
Date: October 7, 1999           Ben B. Blount, Jr.
      ---------------           Chief Financial Officer