Form 10-Q
period 1999-11-26
OXFORD INDUSTRIES INC
filed 2000-01-07
CIK 75288

10

               SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549
                           FORM 10-Q

       [ X ]  Quarterly Report Pursuant To Section 13 or 15(d) of
                 The Securities Exchange Act of 1934

        For the quarterly period ended November 26, 1999
                                       ------------------
                                  OR
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
Yes   X     No
    -----      -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                   Number of shares outstanding
    Title of each class                as of January 3, 2000
---------------------------        ----------------------------
Common Stock, $1 par value                   7,651,115









                    PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements.
-----------------------------


                        OXFORD INDUSTRIES, INC
                  CONSOLIDATED STATEMENT OF EARNINGS
 SIX MONTHS AND QUARTERS ENDED NOVEMBER 26, 1999 AND NOVEMBER 27, 1998
                              (UNAUDITED)


                           Six Months Ended              Quarter Ended
                      -------------------------   ------------------------
$ in thousands except    November 26, November 27,  November 26, November 27,
per share amounts             1999       1998          1999        1998
                         ------------ -----------  ------------  -----------
Net Sales                  $405,682    $431,127       $219,945   $232,521

Costs and Expenses:
   Cost of goods sold       334,061     347,420        182,024    188,846
   Selling, general and
    administrative           51,100      58,514         25,932     29,011
   Interest                   1,820       2,231            940      1,482
                            -------     -------        -------    -------
Total Costs and Expenses    386,981     408,165        208,896    219,339
                            -------     -------        -------    -------

Earnings Before Income Taxes 18,701      22,962         11,049     13,182

Income Taxes                  7,106       8,955          4,198      5,141
                            -------     -------        -------    -------
Net Earnings               $ 11,595     $14,007        $ 6,851    $ 8,041
                           ========     =======        =======    =======
Basic Earnings Per
   Common Share               $1.49       $1.63          $0.89      $0.95
                            =======     =======        =======    =======
Diluted Earnings Per
   Common Share               $1.48       $1.61          $0.88      $0.94
                            =======     =======        =======    =======

Basic Number of Shares
   Outstanding            7,786,850   8,590,730      7,712,159  8,406,712
                          =========   =========      =========  =========
Diluted Number of Shares
   Outstanding            7,846,805   8,719,552      7,751,611  8,512,134
                          =========   =========      =========  =========

Dividends Per Share           $0.42       $0.40          $0.21      $0.20
                          =========   =========      =========  =========

See notes to consolidated financial statements.












                        OXFORD INDUSTRIES, INC.
                      CONSOLIDATED BALANCE SHEETS
         NOVEMBER 26, 1999, MAY 28, 1999 AND NOVEMBER 27, 1998
                  (UNAUDITED EXCEPT FOR MAY 28, 1999)


$ in thousands               November 26,    May 28,   November 27,
--------------                    1999         1999        1998
                              -----------    -------   -----------
Assets
------
Current Assets:
  Cash                          $ 10,639      $ 11,077       $ 4,042
  Receivables                    116,634       114,706       119,974
  Inventories:
     Finished goods               71,445        92,195        92,368
Work in process                   22,323        24,579        26,873
     Fabric, trim & supplies      29,109        30,154        31,985
                                --------      --------      --------
                                 122,877       146,928       151,226
  Prepaid expenses                12,231        13,791        15,442
                                --------      --------      --------
     Total Current Assets        262,381       286,502       290,684
Property Plant and Equipment      37,075        37,347        38,333
Other Assets                      13,106        11,473        12,048
                                --------      --------      --------
  Total Assets                  $312,562      $335,322      $341,065
                                ========      ========      ========

Liabilities and Stockholders' Equity
------------------------------------
Current Liabilities
  Notes payable                  $16,000       $33,000       $45,500
  Trade accounts payable          55,827        61,397        56,437
  Accrued compensation             9,702        12,897        10,492
  Other accrued expenses          26,501        22,429        21,214
  Dividends payable                1,622         1,694         1,658
  Income taxes                       223             -         1,231
  Current maturities of long-
     term debt                       271           351           445
                                --------      --------      --------
    Total Current Liabilities    110,146       131,768       136,977

  Long-Term Debt, less
     current maturities           40,611        40,689        41,253

  Noncurrent Liabilities           4,500         4,500         4,500

  Deferred Income Taxes            1,625         4,014         3,849

  Stockholders' Equity:
     Common stock                  7,651         7,932         8,289
     Additional paid in capital   11,310        11,244        11,271
     Retained earnings           136,719       135,175       134,926
                                --------      --------      --------
     Total Stockholders' Equity  155,680       154,351       154,486
                                --------      --------      --------
  Total Liabilities and
     Stockholders' Equity       $312,562      $335,322      $341,065
                                ========      ========      ========


See notes to consolidated financial statements.







                        OXFORD INDUSTRIES, INC.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
       SIX MONTHS ENDED NOVEMBER 26, 1999 AND NOVEMBER 27, 1998
                              (UNAUDITED)
                                                  November 26,   November 27,

                                                     1999            1998
Cash Flows From Operating Activities       ---------------------------------
------------------------------------
   Net earnings                                    $    11,595   $  14,007
   Adjustments to reconcile net earnings to
     net cash provided by (used in) operating activities:
    Depreciation and amortization                        4,295       4,280
   Gain on sale of property, plant
     and equipment                                        (112)        (47)

   Changes in working capital:
     Receivables                                        (1,928)    (19,133)
     Inventories                                        24,051       9,603
     Prepaid expenses                                    1,560      (1,724)
     Trade accounts payable                             (5,570)       (888)
     Accrued expenses and other current liabilities        877      (2,709)
     Income taxes payable                                  223       1,231
  Deferred income taxes                                 (2,389)       (222)
  Other noncurrent assets                                 (833)        (51)
    Net cash provided by                            -----------   ---------
      operating activities                              31,769       4,347

Cash Flows From Investing Activities
------------------------------------
  Acquisitions                                          (1,729)    (21,403)
Purchase of property, plant and equipment               (3,103)     (3,584)
Proceeds from sale of property, plant and
    and equipment                                          121         187
                                                       --------    --------
     Net cash used in investing activities              (4,711)    (24,800)

Cash Flows From Financing Activities
------------------------------------
  Short-term borrowings                               (17,000)     34,000
  Payments on long-term debt                             (158)       (179)
  Proceeds from exercise of stock options                 314         361
  Purchase and retirement of common stock              (7,348)    (16,267)
  Dividends on common stock                            (3,304)     (3,489)
     Net cash (used in) provided by                    -------     -------
        financing activities                          (27,496)     14,426


Net change in Cash and Cash Equivalents                  (438)     (6,027)
Cash and Cash Equivalents at Beginning of Period       11,077      10,069
                                                     --------    --------
Cash and Cash Equivalents at End of Period           $ 10,639     $ 4,042
                                                     ========    ========

Supplemental Disclosure of Cash Flow Information
------------------------------------------------
     Cash paid for:
        Interest                                     $  1,920    $  2,305
        Income taxes                                    6,805       8,595


See notes to consolidated financial statements.














                        OXFORD INDUSTRIES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        QUARTERS ENDED NOVEMBER 26, 1999 AND NOVEMBER 27, 1998

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

                        Oxford Industries, Inc
                          Segment Information
                              (unaudited)


$ in thousands             Six Months Ended            Three Months Ended
                       November 26, November 27,   November 26, November 27,
                            1999        1998          1999         1998

Sales

Oxford Shirt Group        $126,257    $176,961       $64,952    $88,080
Lanier Clothes              88,210      90,394        52,261     46,538
Oxford Slacks               49,500      51,032        26,173     24,138
Oxford Womenswear Group    141,597     111,631        76,480     73,095
Corporate and other            118       1,109            79        670
                         ---------   ---------      --------    --------
Total                      405,682     431,127       219,945     232,521

Depreciation and amortization

Oxford Shirt Group           1,180       1,542           601        785
Lanier Clothes                 881         987           442        504
Oxford Slacks                  550         557           286        287
Oxford Womenswear Group      1,218         644           671        521
Corporate and other            466         550           231        282
                         ---------     -------        ------      ------
Total                        4,295       4,280         2,231      2,379


                        Oxford Industries, Inc
                          Segment Information
                              (unaudited)


$ in thousands            Six Months Ended              Three Months Ended
                       November 26, November 27,   November 26, November 27,
                              1999      1998          1999         1998
Operating profit

Oxford Shirt Group           9,559      16,765         4,791      8,504
Lanier Clothes               6,630       5,355         4,179      2,280
Oxford Slacks                2,894       3,644         1,641      1,471
Oxford Womenswear Group      6,544       2,933         3,882      2,376
Corporate and other         (5,106)     (3,504)       (2,504)        33
                         ---------     -------        ------    -------
Total                       20,521      25,193        11,989     14,664

Interest expense, net        1,820       2,231           940      1,482
Earnings before taxes       18,701      22,962        11,049     13,182



$ in thousands                    Six Months Ended
                               November 26, November 27,
                                   1999       1998


ASSETS

Oxford Shirt Group                $95,701     139,198
Lanier Clothes                     97,120     103,109
Oxford Slacks                      40,157      39,964
Oxford Womenswear Group            89,761      81,276
Corporate and other               (10,177)    (22,482)
                                  -------    --------
Total                             312,562     341,065


Purchase of property, plant and equipment

Oxford Shirt Group                  1,071       1,518
Lanier Clothes                        263       1,517
Oxford Slacks                         328          33
Oxford Womenswear Group               191         252
Corporate and other                 1,250         264
                                    -----      ------
Total                               3,103       3,584











 Item 2.  Management's Discussion and Analysis of Financial Condition
                      and Results of Operations.


RESULTS OF OPERATIONS

     The following table sets forth items in the Consolidated
Statements of Earnings as a percent of net sales and the percentage change of those items as compared to the prior year. ($ in thousands; Percentages are calculated based on actual data, but columns may not add due to rounding.)


                           SIX MONTHS ENDED       THREE MONTHS ENDED
                               NOVEMBER                NOVEMBER


                                              %                           %
                          1999     1998    CHANGE    1999       1998   CHANGE

NET SALES                405,682  431,127   -5.9%   219,945   232,521   -5.4%
Cost of Goods Sold       334,061  347,420   -3.8%   182,024   188,846   -3.6%
GROSS PROFIT              71,621   83,707  -14.4%    37,921    43,675  -13.2%
Selling, General & Admin  51,100   58,514  -12.7%    25,932    29,011  -10.6%
OPERATING INCOME          20,521   25,193  -18.5%    11,989    14,664  -18.2%
Interest                   1,820    2,231  -18.4%       940     1,482  -36.6%
EARNINGS BEFORE
 INCOME TAXES             18,701   22,962  -18.6%    11,049    13,182  -16.2%
Income Taxes               7,106    8,955  -20.6%     4,198     5,141  -18.3%
NET EARNINGS              11,595   14,007  -17.2%     6,851     8,041  -14.8%

AS A PERCENTAGE OF SALES:

NET SALES                  100.0%   100.0%             100.0%   100.0%
Cost of Goods Sold          82.3%    80.6%              82.8%    81.2%
GROSS PROFIT                17.7%    19.4%              17.2%    18.8%
Selling, General & Admin    12.6%    13.6%              11.8%    12.5%
OPERATING INCOME             5.1%     5.8%               5.5%     6.3%
Interest                     0.4%     0.5%               0.4%     0.6%
EARNINGS BEFORE
 INCOME TAXES                4.6%     5.3%               5.0%     5.7%
Income Taxes                 1.8%     2.1%               1.9%     2.2%
NET EARNINGS                 2.9%     3.2%               3.1%     3.5%

Total Company

     Net sales for the second quarter decreased 5.4% from the second quarter of the prior year. The absence of Polo for Boysr, due to the expiration of the license agreement, was responsible for the sales decline. Second quarter unit sales increased 0.9% and the average unit selling price declined 6.3% reflecting a shift in product mix. The Polo business which carried an average unit selling price higher than the Company average was replaced by a growing mass merchant business with an average unit selling price below the Company average. Excluding Polo from the prior period, unit sales actually increased 10.7% in the second quarter. Total branded sales excluding Polo increased 29.6% in the second quarter. Total private label sales were even with last year. Mass merchant sales increased 26.2% from the second quarter in the prior year. Direct mail customer sales increased 10.5% from the same quarter in the prior year.

     Gross profit declined to 17.2% of net sales in the second quarter of the current year from 18.8% in the second quarter of the prior year. The shift in sales mix had a negative impact on gross profit. Under absorbed manufacturing costs and higher than anticipated markdown activity also negatively impacted gross profit.

     Selling, general and administrative expenses decreased in both absolute terms and as a percent of net sales. The decline was primarily attributable to the change in sales mix.

     Interest expense declined from 0.6% of net sales in the prior
year to 0.4% of sales in the current quarter.   The reduction in
interest expense was due to decreased working capital, primarily inventory and receivables.

     The Company's effective tax rate was 39.0% in the prior year and 38.0% in the current year and does not differ significantly from the Company's statutory rate.

Segment Results

Effective with the Company's 1999 fiscal year, the Company adopted Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information", as disclosed in footnote 4.
All data with respect to the Company's specific segments included within "Management Discussion and Analysis" is presented before applicable intercompany eliminations. ($ in thousands; percentages are calculated based on actual data, but columns may not add due to rounding.)



                           SIX MONTHS ENDED       THREE MONTHS ENDED
                               NOVEMBER                NOVEMBER


                                             %                        %
NET SALES                   1999   1998   CHANGE      1999    1998   CHANGE

Oxford Shirt Group       126,257   176,961  -28.7%   64,952   88,080  -26.3%
Lanier Clothes            88,210    90,394   -2.4%   52,261   46,538   12.3%
Oxford Slacks             49,500    51,032   -3.0%   26,173   24,138    8.4%
Oxford Womenswear Group  141,597   111,631   26.8%   76,480   73,095    4.6%
Corporate and Other          118     1,109  -89.4%       79      670  -88.2%
                         --------  -------  ------  -------  -------  ------
Total Net Sales          405,682   431,127   -5.9%  219,945  232,521   -5.4%

AS A PERCENTAGE OF TOTAL SALES:

Oxford Shirt Group        31.1%     41.0%              29.5%   37.9%
Lanier Clothes            21.7%     21.0%              23.8%   20.0%
Oxford Slacks             12.2%     11.8%              11.9%   10.4%
Oxford Womenswear Group   34.9%     25.9%              34.8%   31.4%
Corporate and Other        0.0%      0.3%               0.0%    0.3%
                         -------  -------             ------  ------
Total Net Sales          100.0%    100.0%             100.0%  100.0%

                           SIX MONTHS ENDED       THREE MONTHS ENDED
                               NOVEMBER                NOVEMBER

OPERATING INCOME            1999   1998   CHANGE    1999   1998   CHANGE

Oxford Shirt Group         9,559  16,765   -43.0%    4,791  8,504  -43.7%
Lanier Clothes             6,630   5,355    23.8%    4,179  2,280   83.3%
Oxford Slacks              2,894   3,644   -20.6%    1,641  1,471   11.6%
Oxford Womenswear Group    6,544   2,933   123.1%    3,882  2,376   63.4%
Corporate and Other       -5,106  -3,504   -45.7%   -2,504     33     nm
                         -------  ------  -------   ------  ------ ------
Total Operating Income    20,521  25,193   -18.5%   11,989  14,664  -18.2%

AS A PERCENTAGE OF NET SALES:

Oxford Shirt Group         7.6%     9.5%             7.4%    9.7%
Lanier Clothes             7.5%     5.9%             8.0%    4.9%
Oxford Slacks              5.8%     7.1%             6.3%    6.1%
Oxford Womenswear Group    4.6%     2.6%             5.1%    3.3%
Corporate and Other          nm      nm               nm      nm
                          ------  ------           ------  -------
Total                      5.1%     5.8%             5.5%    6.3%


Oxford Shirt Group

         The Oxford Shirt Group reported net sales of $64,952,000 down 26.3% from last year's total of $88,080,000. Unit sales decreased 24.8% and average unit selling price declined 1.9%. The Tommy Hilfiger Golf and Dress Shirt divisions posted sales increases and OxSport, Ely & Walker and Oxford Shirtings posted sales declines. The absence of Polo for Boys was responsible for the sales decline and severely impacted profitability. Operating profit declined 43.7% to $4,791,000 from $8,504,000 last year. In addition to the loss of Polo gross profit dollars, the loss of Polo unit volume resulted in the group's manufacturing service company and distribution center operating below capacity. The addition of the Izod Clubr Golf business will help improve this situation in subsequent quarters. Operating expenses decreased 35.9% resulting in an operating margin of 7.4%, down from 9.7% last year.

Lanier Clothes

         Net sales for Lanier Clothes increased 12.3% to $52,261,000 in the second quarter. Unit sales increased 14.0% and average unit selling price declined 1.5%. A sales decline in National Accounts was more than offset by sales increases in Specialty Catalog, Nautica, Geoffrey Beene and Oscar de la Renta. Operating profit increased 83.3% to $4,179,000. The improvement in profitability was attributable to growth in the branded businesses, reduced manufacturing variances and the leveraging of operating expenses. Operating margin improved significantly to 8.0% from 4.9% last year.

Oxford Slacks

         Oxford Slacks posted a second quarter sales increase of 8.4% to $26,173,000. The group benefited from a 7.5% increase in unit sales and a 0.9% increase in average unit selling price. Sales increases in the Specialty Catalog and Mass Merchants divisions offset sales declines in the Mature Men's and Young Men's divisions. Sales to specialty catalog customers improved over the first quarter but sales to major chains declined. Operating profit increased 11.6% to $1,641,000 from $1,471,000 last year, despite the closing of this group's last remaining domestic plant and the start-up costs for a new plant in the Dominican Republic. Operating margin improved to 6.3% from 6.1% last year.

Oxford Womenswear Group

         The Womenswear Group reported a second quarter sales increase of 4.6% to $76,480,000. Unit sales increased 16.4% and average unit selling price declined 10.1%. Sportswear Collections and Next Day Apparel reported sales increases. Sportswear Separates and Women's Catalog & Special Markets reported sales declines. Operating profit increased 63.4% to $3,882,000 from $2,376,000 last year. The improvement in profitability stems primarily from reduced manufacturing variances and lower markdowns. The operating margin increased to 5.1% from 3.3% last year.

FUTURE OPERATING RESULTS

         During the second quarter, the Company obtained substantially all of the Izod Club Golf assets and has licensed the Izod Club name for men's, women's and junior golf apparel. The Izod Club lines will continue to be distributed through pro shops, resorts and golf specialty retailers. The Izod Club Golf business is expected to add an additional $30 million in sales on an annualized basis.

         Unfavorable year-over-year comparisons are expected to continue into the third quarter. The Company projects a strong fourth quarter and remains optimistic that full year earnings per share will approach last year's results.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

         Operating activities generated $31,769,000 in the first half of the current year and $4,347,000 in the first half of the prior year. The primary factors contributing to this change were a smaller increase in receivables and a larger decrease in inventory than in the prior year partially offset by a larger increase in trade payables than in prior year.

Investing Activities

         Investing activities used $4,711,000 in the first half of the current year and $24,800,000 in the first half of the prior year. The primary difference was the acquisition of Next Day Apparel in the prior year.

Financing Activities

         Financing activities used $27,496,000 in the first half of the current year and generated $14,426,000 in the first half of the prior year. The primary difference was the change in short term borrowings and reduced purchases of the Company's common stock.

         During the quarter, the Company purchased and retired 71,500 shares of the Company's common stock acquired in the open market.

Working Capital

         Working capital increased from $153,707,000 at the end of the second quarter of the prior year to $154,734,000 at the end of the 1999 fiscal year and decreased to $152,235,000 at the end of the second quarter of the current year. The ratio of current assets to current liabilities was 2.1 at the end of the second quarter of the prior year, 2.2 at the end of the 1999 fiscal year and 2.4 at the end of the second quarter of the current year.

FUTURE LIQUIDITY AND CAPITAL RESOURCES

         The Company believes it has the ability to generate cash and/or has available borrowing capacity to meet its foreseeable needs. The sources of funds primarily include funds provided by operations and both short-term and long-term borrowings. The uses of funds primarily include working capital requirements, capital expenditures, acquisitions, stock repurchases, dividends and repayment of short-term and long-term debt. The Company regularly utilizes committed bank lines of credit and other uncommitted bank resources to meet working capital requirements. On November 26, 1999 the Company had available for its use lines of credit with several lenders aggregating $52,000,000. The Company has agreed to pay commitment fees for these available lines of credit. On November 26, 1999, $52,000,000 was in use under these lines, of which $40,000,000 was long-term. In addition, the Company has $226,500,000 in uncommitted lines of credit, of which $128,500,000 is reserved exclusively for letters of credit. The Company pays no commitment fees for these available lines of credit. On November 26, 1999, $4,000,000 was in use under these lines of credit. Maximum borrowings from all these sources during the current year were $82,500,000 of which $40,000,000 was long-term. The Company anticipates continued use and availability of both committed and uncommitted resources as working capital needs may require.

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

YEAR 2000 UPDATE

     The Year 2000 issue, which is common to most businesses, concerns the inability of information systems to properly recognize and process dates and date sensitive information on and beyond January 1, 2000.
In 1996, the Company began a Company-wide assessment of the vulnerability of its systems to the Year 2000 issue. Based on such assessment, the Company developed a Year 2000 compliance plan, under which all primary information systems have been tested, and non-compliant software or technology modified or replaced. As the Company regularly adds new customers and suppliers, the Company is continuing to survey the Year 2000 compliance status and compatibility of customers and suppliers systems which interface with the Company's systems or could otherwise impact the Company's operations.

     While the Company has modified or replaced all affected systems, the failure of the Company's major customers and suppliers to modify or replace their affected systems could have a material adverse impact on the Company's results of operations, liquidity or consolidated financial positions in the future. The most reasonably likely worst case scenario of failure by the Company or its customers or suppliers to resolve the Year 2000 issue would be a temporary slow down or cessation of manufacturing operations at one or more of the Company's facilities and a temporary inability on the part of the Company to timely process orders and billing and to deliver finished product to customers. The Company believes it has taken the necessary precautions which will allow the Company to minimize the risks of any unresolved Year 2000 problems on its operations, and to minimize the effect of any unforeseen Year 2000 failures. The Company currently estimates the incremental cost of the work needed to resolve the Year 2000 issue, since the inception of the project in 1996 to its completion, to be approximately $1,600,000. These costs are being expensed as incurred. As of the time of this filing the Company has experienced only minor Year 2000 issues which had no impact on operations. The Company does not anticipate any Year 2000 issues in the future.

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



                  PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.
------------------------------------------

(a) Exhibits.
    ---------

    27   Financial Data Schedule.

(b) Reports on Form 8-K.
    --------------------
     The Registrant did not file any reports on Form 8-K during the quarter ended November 26, 1999.




                           SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                OXFORD INDUSTRIES, INC.
                                -----------------------
                                     (Registrant)








                                /s/Ben B. Blount, Jr.
                                --------------------------
Date: January 7, 2000           Ben B. Blount, Jr.
      ---------------           Chief Financial Officer