Form 10-Q
period 2000-02-25
OXFORD INDUSTRIES INC
filed 2000-04-05
CIK 75288

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549
                           FORM 10-Q

       [ X ]  Quarterly Report Pursuant To Section 13 or 15(d) of
                 The Securities Exchange Act of 1934

        For the quarterly period ended February 25, 2000
                                       -----------------
                                  OR
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

                                   Number of shares outstanding
    Title of each class                as of April 3, 2000
---------------------------        ----------------------------
Common Stock, $1 par value                   7,651,115









                    PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements.
-----------------------------


                        OXFORD INDUSTRIES, INC
                  CONSOLIDATED STATEMENT OF EARNINGS
 NINE MONTHS AND QUARTER ENDED FEBRUARY 25, 2000 AND FEBRUARY 26, 1999
                              (UNAUDITED)


                           Nine Months Ended             Quarter Ended
                      -------------------------   ------------------------
$ in thousands except    February 25, February 26, February 25, February 26,
per share amounts            2000       1999           2000        1999
                        ------------ -----------    ------------ -----------
Net Sales                   $593,148    $637,154     $187,466   $206,027

Costs and Expenses:
   Cost of goods sold        486,565     513,471      152,504    166,051
   Selling, general and
    administrative            77,855      86,843       26,755     28,329
   Interest                    2,643       3,505          823      1,274
                             -------     -------      -------    -------
Total Costs and Expenses     567,063     603,819      180,082    195,654
                             -------     -------      -------    -------

Earnings Before Income Taxes  26,085      33,335        7,384     10,373

Income Taxes                   9,912      13,000        2,806      4,045
                             -------     -------      -------    -------
Net Earnings                $ 16,173     $20,335      $ 4,578    $ 6,328
                            ========     =======      =======    =======
Basic Earnings Per
   Common Share                $2.09       $2.40        $0.60      $0.77
                             =======     =======      =======    =======
Diluted Earnings Per
   Common Share                $2.08       $2.37        $0.60      $0.76
                             =======     =======      =======     ======

Basic Number of Shares
   Outstanding            7,741,770    8,480,577    7,651,115  8,259,390
                          =========    =========    =========  =========
Diluted Number of Shares
   Outstanding            7,785,557    8,597,626    7,662,566  8,342,747
                          =========    =========    =========  =========

Dividends Per Share           $0.63        $0.61        $0.21      $0.21
                          =========    =========    =========  =========

See notes to consolidated financial statements.












                        OXFORD INDUSTRIES, INC.
                      CONSOLIDATED BALANCE SHEETS
         FEBRUARY 25, 2000, MAY 28, 1999 AND FEBRUARY 26, 1999
                  (UNAUDITED EXCEPT FOR MAY 28, 1999)


$ in thousands              February 25,       May 28,   February 26,
--------------                 2000             1999        1999
                            -----------        -------    -----------
Assets
------
Current Assets:
  Cash                          $ 12,939      $ 11,077       $ 5,073
  Receivables                    119,597       114,706       137,252
  Inventories:
     Finished goods               85,514        92,195        98,166
     Work in process              22,776        24,579        24,519
     Fabric, trim & supplies      25,458        30,154        25,740
                                --------      --------      --------
                                 133,748       146,928       148,425
  Prepaid expenses                13,056        13,791        15,330
                                --------      --------      --------
     Total Current Assets        279,340       286,502       306,080
Property Plant and Equipment      37,644        37,347        37,471
Other Assets                      12,519        11,473        11,771
                                --------      --------      --------
  Total Assets                  $329,503      $335,322      $355,322
                                ========      ========      ========

Liabilities and Stockholders' Equity
------------------------------------
Current Liabilities
  Notes payable                  $32,500       $33,000       $66,000
  Trade accounts payable          55,268        61,397        50,554
  Accrued compensation             9,754        12,897        10,597
  Other accrued expenses          24,234        22,429        22,872
  Dividends payable                1,607         1,694         1,721
  Current maturities of long-
     term debt                       191           351           342
                                --------      --------      --------
    Total Current Liabilities    123,554       131,768       152,086

  Long-Term Debt, less
     current maturities           40,607        40,689        40,776

  Noncurrent Liabilities           4,500         4,500         4,500

  Deferred Income Taxes            2,190         4,014         3,889

  Stockholders' Equity:
     Common stock                  7,651         7,932         8,089
     Additional paid in capital   11,310        11,244        11,149
     Retained earnings           139,691       135,175       134,833
                                --------      --------      --------
     Total Stockholders' Equity  158,652       154,351       154,071
                                --------      --------      --------
  Total Liabilities and
     Stockholders' Equity       $329,503      $335,322      $355,322
                                ========      ========      ========


See notes to consolidated financial statements.








                        OXFORD INDUSTRIES, INC.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
       NINE MONTHS ENDED FEBRUARY 25, 2000 AND FEBRUARY 26, 1999
                              (UNAUDITED)
                                                  February 25,   February 26,
                                                       2000            1999
Cash Flows From Operating Activities       ---------------------------------
------------------------------------
   Net earnings                                     $    16,173   $  20,335
   Adjustments to reconcile net earnings to
     net cash provided by (used in) operating activities:
    Depreciation and amortization                         6,639       6,523
   Gain on sale of property, plant
     and equipment                                         (137)       (439)

   Changes in working capital:
     Receivables                                         (4,891)    (36,411)
     Inventories                                         13,180      12,404
     Prepaid expenses                                       735      (1,612)
     Trade accounts payable                              (6,129)     (6,771)
     Accrued expenses and other current liabilities      (1,338)       (946)
  Deferred income taxes                                  (1,824)       (182)
  Other noncurrent assets                                  (770)         46
    Net cash provided by (used in)                    -----------   ---------
      operating activities                               21,638      (7,053)

Cash Flows From Investing Activities
------------------------------------
  Acquisitions                                           (2,634)    (21,712)
Purchase of property, plant and equipment                (4,657)     (4,704)
Proceeds from sale of property, plant and
    and equipment                                           217         809
                                                       --------  ----------
     Net cash used in investing activities               (7,074)    (25,607)

Cash Flows From Financing Activities
------------------------------------
  Short-term borrowings                                    (500)     54,500
  Payments on long-term debt                               (242)       (759)
  Proceeds from exercise of stock options                   314         512
  Purchase and retirement of common stock                (7,348)    (21,439)
  Dividends on common stock                              (4,926)     (5,150)
     Net cash (used in) provided by                      -------     -------
        financing activities                            (12,702)     27,664


Net change in Cash and Cash Equivalents                   1,862      (4,996)
Cash and Cash Equivalents at Beginning of Period         11,077      10,069
                                                       --------     --------
Cash and Cash Equivalents at End of Period             $ 12,939     $ 5,073
                                                       ========    ========

Supplemental Disclosure of Cash Flow Information
------------------------------------------------
     Cash paid for:
        Interest                                      $  2,447     $  3,417
        Income taxes                                     9,905       13,736


See notes to consolidated financial statements.




                        OXFORD INDUSTRIES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        QUARTERS ENDED FEBRUARY 25, 2000 AND FEBRUARY 26, 1999

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

  The Shirt Group operations encompass dress and sport shirts, and a broad range of men's and boy's sportswear. Lanier Clothes produces suits, sportcoats, suit separates and dress slacks. Oxford Slacks is a producer of private label dress and casual slacks and shorts. The Oxford Womenswear Group is a producer of budget and moderate priced private label women's apparel. Corporate and other includes the Company's corporate offices, transportation and logistics and other costs and services that are not allocated to operating groups.

                        Oxford Industries, Inc
                          Segment Information
                              (unaudited)


$ in thousands            Nine Months Ended             Three Months Ended
                     February 25,    February 26, February 25,  February 26,
                       2000               1999      2000            1999

Sales

Oxford Shirt Group       $172,869    $246,832       $46,612    $69,871
Lanier Clothes            128,880     129,521        40,670     39,127
Oxford Slacks              71,542      74,900        22,042     23,868
Oxford Womenswear Group   219,679     184,217        78,082     72,586
Corporate and other           178       1,684            60        575
                        ---------   ---------      --------   --------
Total                     593,148     637,154       187,466    206,027

Depreciation and amortization

Oxford Shirt Group          1,833       2,285           653        743
Lanier Clothes              1,367       1,438           486        451
Oxford Slacks                 827         816           277        259
Oxford Womenswear Group     1,891       1,181           673        537
Corporate and other           721         803           255        253
                        ---------     -------        ------    -------
Total                       6,639       6,523         2,344      2,243


                        Oxford Industries, Inc
                          Segment Information
                              (unaudited)





$ in thousands                Nine Months Ended          Three Months Ended
                       February 25,  February 26,   February 25,  February 26,
                           2000          1999          2000           1999
Operating profit

Oxford Shirt Group          8,876      20,433         (683)      3,668
Lanier Clothes              8,899       7,131         2,269      1,776
Oxford Slacks               3,653       5,169           759      1,525
Oxford Womenswear Group    12,703       6,822         6,159      3,889
Corporate and other        (5,403)     (2,715)         (297)       789
                         ---------     -------        ------   -------
Total                      28,728      36,840         8,207     11,647

Interest expense, net       2,643       3,505           823      1,274
Earnings before taxes      26,085      33,335         7,384     10,373



$ in thousands                 February 25,     February 26,
                                  2000              1999
ASSETS

Oxford Shirt Group                $99,953         127,095
Lanier Clothes                     90,905         102,250
Oxford Slacks                      40,578          39,241
Oxford Womenswear Group           104,377          96,264
Corporate and other                (6,310)         (9,528)
                                  -------         --------
Total                             329,503         355,322


Purchase of property, plant and equipment

Oxford Shirt Group                  1,863           1,749
Lanier Clothes                        547           1,984
Oxford Slacks                         466             320
Oxford Womenswear Group               394             354
Corporate and other                 1,387             297
                                    -----          ------
Total                               4,657           4,704


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


                           NINE MONTHS ENDED      THREE MONTHS ENDED
                               FEBRUARY                FEBRUARY
                         ------------------------ ------------------------
                                             %                         %
                           2000    1999    CHANGE     2000   1999    CHANGE
                         ------------------------ -------------------------

NET SALES                593,148   637,154   -6.9%   187,466  206,027   -9.0%
Cost of Goods Sold       486,565   513,471   -5.2%   152,504  166,051   -8.2%
GROSS PROFIT             106,583   123,683  -13.8%    34,962   39,976  -12.5%
Selling, General &
Admin                     77,855    86,843  -10.3%    26,755   28,329   -5.6%
OPERATING INCOME          28,728    36,840  -22.0%     8,207   11,647  -29.5%
Interest                   2,643     3,505  -24.6%       823    1,274  -35.4%
EARNINGS BEFORE INCOME
TAXES                     26,085    33,335  -21.7%     7,384   10,373  -28.8%
Income Taxes               9,912    13,000  -23.8%     2,806    4,045  -30.6%
NET EARNINGS              16,173    20,335  -20.5%     4,578    6,328  -27.7%
                         =========================   ========================
AS A PERCENTAGE OF SALES:

NET SALES                 100.0%     100.0%           100.0%     100.0%
Cost of Goods Sold         82.0%      80.6%            81.4%      80.6%
GROSS PROFIT               18.0%      19.4%            18.6%      19.4%
Selling, General  & Admin  13.1%      13.6%            14.3%      13.8%
OPERATING INCOME            4.8%       5.8%             4.4%       5.7%
Interest                    0.4%       0.6%             0.4%       0.6%
EARNINGS BEFORE INCOME
TAXES                       4.4%       5.2%             3.9%       5.0%
Income Taxes                1.7%       2.0%             1.5%       2.0%
NET EARNINGS                2.7%       3.2%             2.4%       3.1%
                          =================          ==================
Total Company

     Net sales for the third quarter declined 9.0% from the same quarter of the prior year. The absence of Polo for Boys was responsible for more than all of the sales decline. Excluding Polo for Boys, net sales increased 2.1% over the same quarter of the prior year. Excluding Polo, third quarter unit sales increased 8.2% and the average unit selling price declined 5.6% reflecting a continuing shift in product mix. Total branded sales excluding Polo increased 21.1%. Total private label sales were even with last year.

     Gross profit declined to 18.6% of net sales in the third quarter of the current year from 19.4% in the third quarter of the previous year. The shift in sales mix had a negative impact on gross profit. Under absorbed manufacturing cost due to product mix and production fluctuations also negatively impacted gross profit.

         Selling, general and administrative expenses decreased in absolute terms. The decline was primarily attributable to the change in sales mix.

         Interest expense declined in both absolute terms and as a percent of sales. Weighted average borrowings decreased in the current year due to the acquisition of Next Day in the prior year and increased repurchase of the Company's common stock in the prior year.

         The Company's effective tax rate was 39.0% in the prior year and 38.0% the current year and does not differ significantly from the Company's statutory rate.



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



                           NINE MONTHS ENDED          THREE MONTHS ENDED
                               FEBRUARY                   FEBRUARY
                          ----------------------    -----------------------
                                            %                       %
NET SALES                   2000   1999   CHANGE      2000   1999   CHANGE
                          ----------------------    ------------------------

Oxford Shirt Group       172,869  246,832   -30.0    46,612  69,871  -33.3
Lanier Clothes           128,880  129,521    -0.5    40,670  39,127    3.9
Oxford Slacks             71,542   74,900    -4.5    22,042  23,868   -7.7
Oxford Womenswear Group  219,679  184,217    19.3    78,082  72,586    7.6
Corporate and Other          178    1,684   -89.4        60     575  -89.6
                         ------------------------   ----------------------
Total Net Sales          593,148  637,154    -6.9   187,466 206,027   -9.0
                         ========================   ======================

AS A PERCENTAGE OF TOTAL SALES:

Oxford Shirt Group          29.1%  38.7%              24.9%  33.9%
Lanier Clothes              21.7%  20.3%              21.7%  19.0%
Oxford Slacks               12.1%  11.8%              11.8%  11.6%
Oxford Womenswear Group     37.0%  28.9%              41.7%  35.2%
Corporate and Other          0.0%   0.3%               0.0%   0.3%
                           ------ ------             ------ ------
Total Net Sales            100.0% 100.0%             100.0% 100.0%
                           ====== ======             ====== ======


                           NINE MONTHS ENDED      THREE MONTHS ENDED
                                FEBRUARY               FEBRUARY

OPERATING INCOME            2000   1999   CHANGE    2000   1999   CHANGE
                          ----------------------    ----------------------
Oxford Shirt Group         8,876  20,433  -56.6%     (683)  3,668  -118.6%
Lanier Clothes             8,899   7,131   24.8%    2,269   1,776    27.8%
Oxford Slacks              3,653   5,169  -29.3%      759   1,525   -50.2%
Oxford Womenswear Group   12,703   6,822   86.2%    6,159   3,889    58.4%
Corporate and Other       (5,403) (2,715)  99.0%     (297)    789  -137.6%
                          ----------------------   -----------------------
Total Operating Income    28,728  36,840  -22.0%    8,207  11,647   -29.5%
                          ======================   =======================

AS A PERCENTAGE OF NET SALES:

Oxford Shirt Group           5.1%    8.3%            -1.5%    5.2%
Lanier Clothes               6.9%    5.5%             5.6%    4.5%
Oxford Slacks                5.1%    6.9%             3.4%    6.4%
Oxford Womenswear Group      5.8%    3.7%             7.9%    5.4%
Corporate and Other           nm  -161.2%          -495.0%  137.2%
                           --------------          ---------------
Total                        4.8%    5.8%             4.4%   5.7%
                           ==============          ===============

Oxford Shirt Group

         The Oxford Shirt Group reported a third quarter sales decline of 33.3% to $46,612,000 from $69,871,000 last year. Unit sales decreased 36.1% and average unit selling price increased 4.4%. The absence of Polo for Boys was primarily responsible for the sales decline. Oxford Shirtings, Tommy Hilfiger Dress Shirts and OxSport had sales declines and Tommy Hilfiger Golf and Ely & Walker had sales gains. Izod Club contributed nominally to sales for the quarter. Operating profit declined from $3,668,000 last year to an operating loss of $683,000 this year. The operating loss was attributable to start-up costs for Izod Club, the absence of Polo for Boys, manufacturing losses in Company-owned facilities and higher than expected markdowns in the Tommy Hilfiger divisions.

Lanier Clothes

         Lanier Clothes reported a third quarter sales increase of 3.9% to $40,670,000 from $39,127,000 last year. Growth in lower priced product categories, particularly dress slacks, resulted in a 17.9% increase in unit sales and an 11.8% decrease in average unit selling price. Sales gains in Geoffrey Beene and Nautica offset sales declines in National Accounts, Specialty Catalog/Retail and Oscar de la Renta. Lanier benefited from higher gross margins due to a more favorable product mix and lower inventory variances. Operating profit increased 27.8% to $2,269,000 from $1,776,000 last year.

Oxford Slacks

         Oxford Slacks reported a third quarter sales decline of 7.7% to $22,042,000 from $23,868,000 last year. Unit sales declined 8.5% and the average selling price increased 0.9%. The Mature Men's and Specialty Catalog divisions had sales increases and the Mass Merchant and Young Men's divisions had sales declines. Operating profit declined 50.2% to $759,000 from $1,525,000 last year due primarily to lower gross margins.

Oxford Womenswear Group

         The Oxford Womenswear Group reported third quarter sales of $78,082,000 up 7.6% from last year's sales of $72,586,000. Unit sales grew 12.3% and the average unit selling price declined 4.3%.
Sportswear Separates and Sportswear Collections reported sales increases and Catalog and Special Markets and Next Day Apparel reported sales declines. Operating profit increased 58.4% to $6,159,000 from $3,889,000 last year. The operating margin improved to 7.9% from 5.4% in the prior period.

FUTURE OPERATING RESULTS

         During the third quarter, the Company signed a licensing agreement with Levi Strauss & Co. to market a Slates collection of soft suitings, tailored components and sportcoats. The line will be introduced for Spring 2001 delivery.

         During the third quarter, the Company signed a licensing agreement with Donna Karan International to market DKNY Kids in the United States and Canada. The license includes girls 7-16, 4-6, infants, toddler and layette, as well as boys 8-20, 4-7, infant, toddler and layette. The Fall 2000 line will be shipped by the Company.

         The Company anticipates a strong fourth quarter and expects no more than a mid single digit decline in sales and earnings per share for the full year.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

         Operating activities generated $21,638,000 through nine months in the current year and used $7,053,000 in the first nine months of the prior year. The primary factors contributing to this change were a smaller increase in receivables in the current year than in the prior year offset by the decrease in net earnings.

Investing Activities

         Investing activities used $7,074,000 in the first nine months of the current year and used $25,607,000 in the comparable period of the prior year. The primary difference was the acquisition of Next Day Apparel in the prior year.


Financing Activities

         Financing activities used $12,702,000 in the first nine months of the current year and generated $27,664,000 in the same period of the prior year. The primary factors contributing to this change was the reduction in short borrowings in the current year as compared to an increase in the prior year, offset by the reduced purchase and retirement of the Company's common stock from the prior year.

         During the first nine months of the current year, the Company purchased and retired 296,500 shares of the Company's common acquired in the open market. No shares were purchased in the third quarter.

Working Capital

         Working capital increased from $153,994,000 at the end of the third quarter of the prior year to $154,734,000 at the end of the 1999 fiscal year and increased to $155,786,000 at the end of the third quarter of the current year. The ratio of current assets to current liabilities was 2.0 at the end of the third quarter of the prior year,
2.2 at the end of the 1999 fiscal year and 2.3 at the end of the third quarter of the current year.


FUTURE LIQUIDITY AND CAPITAL RESOURCES

         The Company believes it has the ability to generate cash and/or has available borrowing capacity to meet its foreseeable needs. The sources of funds primarily include funds provided by operations and both short-term and long-term borrowings. The uses of funds primarily include working capital requirements, capital expenditures, acquisitions, stock repurchases, dividends and repayment of short-term and long-term debt. The Company regularly utilizes committed bank lines of credit and other uncommitted bank resources to meet working capital requirements. On February 25, 2000 the Company had available for its use lines of credit with several lenders aggregating $52,000,000. The Company has agreed to pay commitment fees for these available lines of credit. On February 25, 2000, $52,000,000 was in use under these lines, of which $40,000,000 was long-term. In addition, the Company has $216,500,000 in uncommitted lines of credit, of which $128,500,000 is reserved exclusively for letters of credit. The Company pays no commitment fees for these available lines of credit. On February 25, 2000, $20,500,000 was in use under these lines of credit. Maximum borrowings from all these sources during the current year were $82,500,000 of which $40,000,000 was long-term. The Company anticipates continued use and availability of both committed and uncommitted resources as working capital needs may require.

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







                  PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.
------------------------------------------

(a) Exhibits.
    ---------

   10(i)  Note Agreement between the Company and Sun Trust of Georgia
          Dated February 18, 2000 covering the Company's long term note due August 18, 2001.


   27     Financial Data Schedule.



(b) Reports on Form 8-K.
    --------------------
     The Registrant did not file any reports on Form 8-K during the quarter ended February 25, 2000.
















































                           SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                OXFORD INDUSTRIES, INC.
                                -----------------------
                                     (Registrant)








                                /s/Ben B. Blount, Jr.
                                --------------------------
Date: April 5, 2000             Ben B. Blount, Jr.
      ---------------           Chief Financial Officer