Form 10-K
period 2000-06-02
OXFORD INDUSTRIES INC
filed 2000-08-24
CIK 75288

FORM 10-K
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

        [ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                For the fiscal year ended JUNE 2, 2000
                                          ------------
                                  OR

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



      State the aggregate market value of the voting stock held by nonaffiliates of the Registrant: As of August 16, 2000, the aggregate market value of the voting stock held by nonaffiliates of the Registrant (based upon the closing price for the common stock on the New York Stock Exchange on that date) was approximately $90,496,548.

      Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the last practicable date.

                                       Number of shares outstanding
     Title of each class                    as of August 16, 2000

Common Stock, $1 par value                            7,623,715
--------------------------                            ---------
Documents Incorporated by Reference
------------------------------------
(1) Sections of 2000 Annual Report to Stockholders (Incorporated in Parts II and IV of this Report).
(2) Sections of Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days after June 2, 2000. (Incorporated in Part III of this Report).


















































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

       The Company's primary business is the design, manufacture, marketing and sale of consumer apparel products in the popular to better price ranges. Substantially all of the Company's distribution facilities, offices and customers are located in the United States. Company-owned manufacturing facilities are located in the southeastern United States, Mexico, the Caribbean, Central America and Asia.

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

                          Customer Distribution Analysis

                        June 2,         May 28,          May 29,
                       2000              1999            1998
                Total     Sales % Total     Sales % Total     Sales %
                Customers         Customers         Customers
                --------- ------- --------- ------- --------- -------
Top 50                  50  92.43%        50  92.86%        50   91.67%
All Other            6,676   7.57%     4,952   7.14%     4,187    8.33%
                     -----   -----     -----  ------     -----   ------
Total                6,726    100%     5,002    100%     4,237     100%



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


       MANUFACTURING, RAW MATERIALS AND SOURCES OF SUPPLY

Manufacturing and Raw Materials
      Apparel products are manufactured from cotton, linen, wool, silk, other natural fibers, synthetics and blends of these materials. Materials used by the Company in its manufacturing operations are purchased from numerous domestic and foreign textile mills and converters in the form of woven or knitted finished fabrics. Buttons, zippers, thread and other trim items are purchased from both domestic and foreign suppliers. The Company's manufacturing facilities perform cutting, sewing and related operations to produce finished apparel products from these materials. At the end of the 2000 fiscal year, domestic production for the Company accounted for approximately 11% of the Company's business, of which approximately 1% came from the
Company's United States manufacturing facilities, and approximately 10% came from United States contractors.

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

Licenses
    The Company also has the right to use trademarks under license and design agreements with the trademarks' owners. Principal menswear trademarks the Company has the right to use are "Robert Stock" for men's suits, sport coats and dress slacks; "Oscar de la Renta" for men's suits, sport coats, vests, and dress and casual slacks; "Tommy Hilfiger" for men's dress shirts and Men's and Women's golf apparel; "Nautica" for men's tailored suits, sport coats and dress slacks; "Geoffrey Beene" for men's tailored suits, sport coats, vests and dress slacks; "Slates" for men's sportcoats and soft suitings; "Izod Club" for men's, women's and junior's golf apparel and "DKNY" for newborns, toddlers, girl's and boy's apparel.

    The above mentioned license and design agreements will expire at various dates through the Company's fiscal 2005 year. Many of the Company's licensing agreements are eligible for renewal to extend the licenses through various dates from the Company's fiscal 2002 through 2010 years.
      Although the Company is not dependent on any single license and design agreement, it believes its license and design agreements in the aggregate are of significant value to its business.

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


Order Backlog
     As of June 2, 2000 and May 28, 1999, the Company had booked orders amounting to approximately $154,708,000 and $148,196,000, respectively, all of which will be shipped within six months after each such date. These numbers represent only store orders on hand and do not include private-label contract balances. A growing percentage of the Company's business consists of at-once EDI "Quick response" programs with large retailers. Replenishment shipments under these programs generally possess such an abbreviated order life as to exclude them from the order backlog completely. The Company therefore does not believe that this backlog information is indicative of sales to be expected for the following year.









                        WORKING CAPITAL

      Working capital needs are affected primarily by inventory levels, outstanding receivables and trade payables. The Company had available for its use committed lines of credit with several lenders aggregating $52,000,000 at June 2, 2000, and May 28, 1999. These lines of credit are used by the Company to cover fluctuations in working capital needs. The Company had $52,000,000 outstanding under these lines of credit at the end of the both the fiscal 2000 and fiscal 1999 years, of which $40,000,000 was long-term. In addition, at the end of fiscal 2000, the Company had $231,500,000 in uncommitted lines of credit, of which $143,500,000 was reserved for the issuance of letters of credit. At June 2, 2000, $6,500,000 was outstanding under these lines of credit. At the end of fiscal 1999 the Company had $221,500,000 in uncommitted lines of credit, of which $123,500,000 was reserved for the issuance of letters of credit. At May 28, 1999 $21,000,000 was outstanding under these uncommitted lines of credit. The total amount of letters of credit outstanding totaled approximately $64,696,000 at the end of fiscal 2000, and approximately $63,142,000 at the end of fiscal 1999. The Company had cash of $8,625,000 and $11,077,000 at the end of the 2000 and 1999 fiscal years. The average interest rate on all short-term borrowings for the 2000 fiscal year was 6.7%. The Company anticipates continued use and availability of short-term borrowings as working capital needs may require.

      Inventory   levels  are  affected  by  order  backlog   and
anticipated sales. It is general practice of the Company to offer payment terms of net 30 to the majority of its customers, from date of shipment.

      The Company believes that its working capital requirements and financing resources are comparable with those of other major, financially sound apparel manufacturers.

                        MAJOR CUSTOMERS

       The Company's ten largest customers accounted for approximately 74% of the Company's net sales in fiscal 2000 and approximately 72% in fiscal 1999. Wal-Mart accounted for 15% and 10% in the 2000 and 1999 fiscal years, respectively. Target accounted for 12% and 11% in the 2000 and 1999 fiscal years, respectively. Lands' End, Inc. accounted for 11% and 10% of net sales in the 2000 and 1999 fiscal years, respectively. JCPenney Company, Inc. accounted for 10% and 12% of net sales in the 2000 and 1999 fiscal years, respectively. The Company believes that its relationships with all of its major customers, including Wal-Mart, Target, Lands' End, Inc. and JCPenny Company are excellent.

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

     The ATC requires that importing countries gradually phase out approximately half of the restrictive quotas on the importation of textiles and apparel products that were in place on December 31, 1994 over a ten year period. The remaining quotas are to be eliminated on January 1, 2005. However, the ATC allows importing countries such as the United States significant discretion in determining when during the ten year period quotas on particular products from particular countries will be eliminated. The United States has announced a plan that will keep quotas on the products deemed most sensitive to import competition in place until the later stages of the ten-year period. In addition, the ATC permits importing countries, under certain conditions, to impose new quotas on the importation of textile and apparel products during the ten-year phase out period. Thus, the extent to which the ATC will liberalize trade in textile and apparel products over the next five years is unclear. Reduced restrictions on the importation of textiles and textile products could negatively affect the competitiveness of the Company's sourcing activities in some countries, but could also positively affect its sourcing activities in other countries.

     On May 18, 2000, President Clinton signed into law the Trade and Development Act of 2000 ("TDA"). The effective date of the TDA is October 1, 2000. The TDA grants preferential trade status to garments produced in designated sub-Saharan African and Caribbean Basin nations. With limited exceptions, the benefits offered by the TDA are restricted to garments produced in the beneficiary countries from fabric and yarns produced in the United States. The Company owns no plants in sub-Saharan Africa and has limited sourcing operations in this region. The Company does not expect to benefit substantially from the sub-Saharan Africa provisions of the TDA. The Company owns seven plants in the Caribbean Basin and has extensive sourcing operations in this region. The degree to which the Company's operations in the Caribbean Basin will benefit from the TDA depends on whether the Company is able to source U.S. produced fabric that is globally competitive in terms of price, quality, styling and delivery. To the extent that the Company can purchase globally competitive fabrics from U.S. sources, the Company believes that its Caribbean Basin operations will benefit from the TDA.

    Another source of competition is the increasing use of buying offices by certain of the Company's customers and other retailers. These buying offices permit the retailer to source directly from (primarily) foreign manufacturers, by-passing intermediate apparel manufacturing companies. The Company is unable to quantify the effect of this trend on its sales and profits but believes that the use of buying offices adversely affects both. The Company believes that the relative price advantage to retailers of direct sourcing is offset to an extent by the Company's ownership of or long term relationships with foreign facilities and by services provided to its customers such as delivery flexibility, manufacturing expertise and supply chain management.

                           EMPLOYEES

      As  of  June  2, 2000, the Company employed 9,758  persons,
approximately  86%  of  whom  were  hourly  and  incentive   paid
production workers. The Company believes its employee relations are excellent.












Item 2.  Properties.
--------------------

      At June 2, 2000 the Company operated a total of 16 production plants. Domestic plants, of which one plant is owned and one plant is leased, are located in Georgia and Mississippi. Foreign plants, of which four are owned and ten are leased, are located in Mexico, the Dominican Republic, Costa Rica, Honduras, and the Philippines.

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





      General offices are maintained in a facility owned by the Company in Atlanta, Georgia. The Company leases sales, purchasing and administrative offices in Atlanta, Dallas, Hong Kong, New York and Singapore.
      The Company owns substantially all of its machinery and equipment. Current facilities are adequately covered by insurance, generally well maintained and provide adequate
production   capacity   for  current   and   anticipated   future
operations.

Item 3.  Legal Proceedings.
---------------------------
     Not applicable.


Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------

     Not applicable.























Item 4A.  Executive Officers of the Registrant.
-----------------------------------------------
        Name             Age               Office Held
---------------------   ----           -------------------------
J. Hicks Lanier           60           Chairman of the Board,
                                       President and Chief
                                       Executive Officer

Ben B. Blount, Jr         61           Executive Vice President --
                                       Finance, Planning and
                                       Development and Chief
                                       Financial Officer

L. Wayne Brantley         58           Group Vice President

R. Larry Johnson          61           Group Vice President

Knowlton J. O'Reilly      60           Group Vice President

Robert C. Skinner, Jr.    46           Group Vice President




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

         Mr.  Knowlton  J.  O'Reilly has  served  as  Group  Vice
President of the Company since 1978.

     Messrs.  L. Wayne Brantley, R. Larry Johnson and  Robert  C.
Skinner have served as Group Vice Presidents of the Company since
1997.






                            PART II
                            -------
Item 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters
------------------------------------------------------------

      Incorporated by reference to the table presented under the heading "Common Stock Information" on page 31 of the Company's 2000 Annual Report to Stockholders (Exhibit 13 hereto). On August 16, 2000, there were 634 holders of record of the Company's common stock.
     Subsequent to year-end through August 16 2000, the Company repurchased 27,400 shares of its common stock.


Item 6.  Selected Financial Data.
---------------------------------

      Incorporated by reference to page 18 of the Company's  2000
Annual Report to Stockholders (Exhibit 13 hereto).

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.
----------------------------------------------------------

      Incorporated by reference to page 19 through 22 of the Company's 2000 Annual Report to Stockholders (Exhibit 13 hereto).

Item 8.  Financial Statements and Supplementary Data.
-----------------------------------------------------

     Financial statements, including selected quarterly financial data, are incorporated by reference to pages 23 through 31 of the Company's 2000 Annual Report to Stockholders (Exhibit 13 hereto).


Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure.
---------------------------------------------------------

     Not applicable.

                            PART III
                            --------

Item 10.  Directors and Executive Officers of the Registrant.
-------------------------------------------------------------

      Information required by this item covering directors of the Company is incorporated by reference to the information presented under the heading "Election of Directors - Directors and Nominees" in the Company's Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days after June 2, 2000. Information required by this item covering executive officers of the Company is set forth under
Item 4A of this Report.


Item 11.  Executive Compensation.
---------------------------------

     Incorporated by reference to the information presented under the heading "Executive Compensation and Other Information" in the Company's Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days after June 2, 2000.

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management.
-------------------------------------------------------------

     Incorporated by reference to the information presented under the heading "Beneficial Ownership of Common Stock" in the Company's Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days after June 2, 2000.

Item 13.  Certain Relationships and Related Transactions.
---------------------------------------------------------

     Incorporated by reference to the information presented under the heading "Executive Compensation and Other Information - Compensation Committee Interlocks and Insider Participation" in the Company's Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days after June 2, 2000.






                             PART IV
                             -------

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K.
-----------------------------------------------------------------

(a) 1.  Financial Statements
        --------------------

     Included on pages 18 through 32 of the 2000 Annual Report to Stockholders (Exhibit 13 hereto) and incorporated by reference in this Form 10-K:


            Report of Independent Public Accountants.

            Consolidated Balance Sheets at June 2, 2000 and
            May 28, 1999

            Consolidated Statements of Earnings for years ended
            June 2, 2000, May 28, 1999 and May 29, 1998.

            Consolidated Statements of Stockholders' Equity for years ended June 2, 2000, May 28, 1999 and May 29,
            1998.

            Consolidated Statements of Cash Flows for years ended
            June 2, 2000, May 28, 1999 and May 29, 1998.

            Notes to Consolidated Financial Statements for years ended June 2, 2000, May 28, 1999 and May 29, 1998.




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


3(b)   Bylaws  of  the Company.  Incorporated by reference  to
       Exhibit 3(b) to the Company's Form 10-K for the fiscal year ended May 28, 1999.

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


10(h)  1992  Stock  Option Plan.  Incorporated  by  reference  to
       Exhibit 10(h) to the Company's Form 10-Q for the fiscal quarter ended August 30, 1996.

10(i)  Note Agreement between the Company and SunTrust Bank dated
       February 18, 2000 covering the Company's long-term note due August 18, 2001. Incorporated by reference to Exhibit
10(i)
       to the Company's Form 10-Q for the fiscal quarter ended
       February 25, 2000.

13 2000 Annual Report to Stockholders (furnished for the information of the Commission and not deemed "filed" or part of this Form 10-K except for those portions expressly incorporated herein by reference).

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

                                  Oxford Industries, Inc.





                                  /s/J. Hicks Lanier
                                  ----------------------------
                                  J. Hicks Lanier
                                  Chairman and President


Date:   August 24, 2000
        ---------------
         Pursuant to the requirements of the Securities  Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.

      Signature               Capacity                     Date
--------------------------   -----------------           --------






/s/J. Hicks Lanier                                         08/24/00
--------------------------      President, Chief           --------
J. Hicks Lanier                 Executive Officer
                                and Director





/s/Thomas Caldecot Chubb III    Executive                  08/24/00
--------------------------      Vice President,            --------
Ben B. Blount Jr.*              Chief Financial
                                Officer and
                                Director



/s/Thomas Caldecot Chubb III    Director                    08/24/00
--------------------------                                  --------
Cecil D. Conlee*




/s/Thomas Caldecot Chubb III    Director                    08/24/00
--------------------------                                  --------
Thomas Gallagher*

*by power of attorney













/s/Thomas Caldecot Chubb III     Director                   08/24/00
--------------------------                                  --------
J. Reese Lanier*




/s/Thomas Caldecot Chubb III     Director                   08/24/00
--------------------------                                  --------
Knowlton J. O'Reilly*




/s/Thomas Caldecot Chubb III     Director                    08/24/00
--------------------------                                   --------
Clarence B. Rogers, Jr.*




/s/Thomas Caldecot Chubb III     Director                    08/24/00
--------------------------                                   --------
Robert E. Shaw*





/s/Thomas Caldecot Chubb III     Director                    08/24/00
--------------------------                                   --------
E. Jenner Wood*






/s/Thomas Caldecot Chubb III     Director                    08/24/00
--------------------------                                   --------
Helen B. Weeks*




*by power of attorney




























            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                 ON FINANCIAL STATEMENT SCHEDULE



To Oxford Industries, Inc.:


      We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in Oxford Industries, Inc.'s 2000 Annual Report to Stockholders incorporated by reference in this Form 10-K, and have issued our report thereon, dated July 14, 2000. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Item 14(a)2 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




                             ARTHUR ANDERSEN LLP


Atlanta, Georgia
July 14, 2000






































                OXFORD INDUSTRIES, INC. AND SUBSIDIARIES
                ----------------------------------------
            SCHEDULE  II - VALUATION AND QUALIFYING ACCOUNTS
            -------------------------------------------------

    Column  A             Column B  Column C               Column  D  Column E
----------------------  ----------  --------------------   ----------  --------
                                    Additions   Deductions
                        Balance at    Charged                          Balance
                        Beginning       to                             at End
    Description         of Period     Income   Recoveries  Write-Offs  of Period
----------------------  ----------  ---------- ----------  ----------  ---------

  Reserves for losses
  From accounts receivable:

Year ended May 29, 1998  $2,800,000    $790,000    $76,000     $568,000  $3,098,000
                         ==========   =========    ========    ========  ==========

Year ended May 28, 1999  $3,098,000  $1,037,000    $41,000     $517,000  $3,659,000
                         ==========  ==========    =======     ========= ==========

Year ended June 2, 2000  $3,659,000   ($200,000)  $258,000     $354,000  $3,363,000
                         ==========   ==========  ========     ========  ==========
