Form 10-Q
period 2000-09-01
OXFORD INDUSTRIES INC
filed 2000-10-12
CIK 75288

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549
                           FORM 10-Q

       [ X ]  Quarterly Report Pursuant To Section 13 or 15(d) of
                 The Securities Exchange Act of 1934

        For the quarterly period ended September 1, 2000
                                       -----------------
                                  OR
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
Yes   X     No
    -----      -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                   Number of shares outstanding
    Title of each class                as of October 9, 2000
---------------------------        ----------------------------
Common Stock, $1 par value                   7,469,715














                    PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements.
------------------------------
                           OXFORD INDUSTRIES, INC.
                     CONSOLIDATED STATEMENTS OF EARNINGS
         QUARTERS ENDED SEPTEMBER 1, 2000 AND AUGUST 27, 1999
                                 (UNAUDITED)

                                                  Quarter Ended
                                            --------------------------
$ in thousands except share and per          September 1,    August 27,
  share amounts                               2000              1999
-------------------------                   ----------    ------------

Net Sales                                     $204,368      $185,737
                                              --------      --------

Cost of goods sold                             167,024       152,037
                                               -------       -------
Gross Profit                                    37,344        33,700

Selling, general and administrative             30,628        25,168
                                                ------       -------
Earnings Before Interest and Taxes               6,716         8,532

Interest                                         1,108           880
                                              --------        -------
Earnings Before Income Taxes                     5,608         7,652
                                              --------        -------
Income Taxes                                     2,131         2,908
                                              --------        -------
Net Earnings                                   $ 3,477      $  4,744
                                              ========       ========

Basic Earnings Per Common Share                  $0.46         $0.60
                                              ========        =======

Diluted Earnings Per Common Share                $0.45         $0.60
                                              ========        =======

Basic Number of Shares Outstanding           7,637,385     7,860,757
                                             =========     =========

Diluted Numbers of Shares Outstanding        7,654,425     7,938,368
                                             =========     =========

Dividends Per Share                              $0.21         $0.21
                                                ======        ======

-------------------------
See notes to consolidated financial statements.


















                        OXFORD INDUSTRIES, INC.
                         CONSOLIDATED BALANCE SHEETS
              SEPTEMBER 1, 2000, JUNE 2, 2000 AND AUGUST 27, 1999
                     (UNAUDITED EXCEPT FOR JUNE 2, 2000)

                                   September 1,    June 2,      August 27,
$ in thousands                        2000          2000         1999
--------------                    ------------     --------  -----------
Assets
------
Current Assets:
  Cash                               $   7,690     $  8,625     $  9,949
  Receivables                          130,434      112,867      118,425
  Inventories:
    Finished goods                      96,428       90,961       92,234
    Work in process                     22,468       25,903       23,983
    Fabric, trim & supplies             29,166       36,373       22,602
                                      --------     --------     --------
                                       148,062      153,237      138,819
  Prepaid expenses                      14,060       12,826       13,466
                                      --------     --------     --------
    Total Current Assets               300,246      287,555      280,659
Property, Plant and Equipment           36,780       37,107       37,012
Other Assets                            11,358       11,904       11,289
                                      --------     --------     --------
Total Assets                          $348,384     $336,566     $328,960
                                      ========     ========     ========
Liabilities and Stockholders' Equity
------------------------------------
Current Liabilities:
  Notes payable                       $ 34,500     $ 18,500     $ 42,500
  Trade accounts payable                63,548       68,421       47,099
  Accrued compensation                   9,199       12,026        9,350
  Other accrued expenses                23,724       22,713       25,785
  Dividends payable                      1,601        1,607        1,630
  Income taxes                           3,435        1,148        4,043
  Current maturities of
    long-term debt                         200          205          271
                                      --------     --------     --------
    Total Current Liabilities          136,207      124,620      130,678

Long-Term Debt,
  less current maturities               40,513       40,513       40,689

Non-Current Liabilities                  4,500        4,500        4,500

Deferred Income Taxes                    2,401        2,619        1,282

Stockholders' Equity:
  Common stock                           7,583        7,651        7,715
  Additional paid-in capital            11,258       11,309       11,121
  Retained earnings                    145,922      145,354      132,975
                                      --------     --------     --------
Total Stockholders' Equity             164,763      164,314      151,811
                                      --------     --------     --------
Total Liabilities and Stockholders'
  Equity                              $348,384     $336,566     $328,960
                                      ========     ========     ========
-------------------
See notes to consolidated financial statements.








                        OXFORD INDUSTRIES, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
             QUARTERS ENDED SEPTEMBER 1, 2000 AND AUGUST 27, 1999
                                 (UNAUDITED)
                                                       Quarter Ended
                                               -----------------------------
                                                September 1,       August 27,
$ in thousands                                    2000                 1999
--------------                                 ------------      ------------
Cash Flows from Operating Activities:
-------------------------------------
  Net earnings                                       $ 3,477         $  4,744
  Adjustments to reconcile net earnings to
  net cash used in operating activities:
     Depreciation and amortization                     2,202            2,064
     (Gain) loss on sale of property, plant
       and equipment                                     (31)             (56)
  Changes in working capital:
     Receivables                                     (17,567)          (3,719)
     Inventories                                       5,175            8,109
     Prepaid expenses                                 (1,234)             325
     Trade accounts payable                           (4,873)         (14,298)
     Accrued expenses and other current liabilities   (1,816)            (191)
     Income taxes payable                              2,287            4,043
 Deferred income taxes                                  (218)          (2,732)
 Other noncurrent assets                                  22             (221)
       Net cash flows used in                       --------          --------
         operating activities                        (12,576)          (1,932)

Cash Flows from Investing Activities:
-------------------------------------
 Purchase of property, plant and equipment            (1,265)          (1,327)
  Proceeds from sale of property, plant and
     and equipment                                       (54)              59
                                                     --------         --------
        Net cash used in investing activities         (1,319)          (1,268)

Cash Flows from Financing Activities:
-------------------------------------
  Short-term borrowings                               16,000            9,500
  Payments on long-term debt                              (5)             (80)
  Proceeds from exercise of stock options                 57              179
  Purchase and retirement of common stock             (1,485)          (5,853)
  Dividends on common stock                           (1,607)          (1,674)
                                                     --------         --------
     Net cash provided by financing activities        12,960            2,072

Net Change in Cash and Cash Equivalents                 (935)          (1,128)
Cash and Cash Equivalents at Beginning of Period       8,625           11,077
                                                     --------         --------
Cash and Cash Equivalents at End of Period          $  7,690         $  9,949
                                                    ========          ========

Supplemental Disclosure of Cash Flow Information
------------------------------------------------
     Cash paid for:
        Interest, net                                 $1,340         $    933
        Income taxes                                     502               33

See notes to consolidated financial statements.









                           OXFORD INDUSTRIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             QUARTERS ENDED SEPTEMBER 1, 2000 AND AUGUST 27, 1999
                                 (UNAUDITED)

1. The foregoing unaudited consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods. All such adjustments are of a normal recurring nature. The results for interim periods are not necessarily indicative of results to be expected for the year.

2. The financial information presented herein should be read in conjunction with the consolidated financial statements included in the Registrant's Annual Report on Form 10-K for the fiscal year ended June 2, 2000.

3. The Company is involved in certain legal matters primarily arising in the normal course of business. In the opinion of management, the Company's liability under any of these matters would not materially affect its financial condition or results of operations.


4. The Company's business segments, are the Oxford Shirt Group, Lanier Clothes, Oxford Slacks, the Oxford Womenswear Group and corporate and other.

       The Shirt Group operations encompass dress and sport shirts, golf apparel and childrenswear. Lanier Clothes produces suits, sportcoats, suit separates and dress slacks. Oxford Slacks is a producer of private label dress and casual slacks and shorts. The Oxford Womenswear Group is a producer of budget and moderate priced private label women's apparel. Corporate and other includes the Company's corporate offices, transportation and logistics and other costs and services that are not allocated to operating groups.


                        Oxford Industries, Inc
                          Segment Information
         Quarters ended September 1, 2000 and August 27, 1999
                              (unaudited)



                               Oxford                     Oxford
                               Shirt    Lanier    Oxford  Womenswear  Corporate
$ in thousands                 Group    Clothes   Slacks    Group     and other  Total
                              ------   --------   ------- -------     ---------- -----
2001
----
Sales                         $61,566   $43,377   $26,734  $72,627      $64   $204,368
Depreciation and amortization     593       415       263      680      251      2,202
EBIT                              933     2,981     1,740    4,014   (2,952)     6,716
Interest expense, net                                                            1,108
Earnings before taxes                                                            5,608
Assets                        122,494   107,200    47,630   87,737  (16,677)   348,384
Purchase of property, plant and
  equipment                       362       483       207      137       76      1,265


2000
----
Sales                         $61,305   $35,949   $23,327  $65,117      $39   $185,737
Depreciation and amortization     579       439       264      547      235      2,064
EBIT                            4,768     2,451     1,253    2,650   (2,590)     8,532
Interest expense, net                                                              880
Earnings before taxes                                                            7,652
Assets                        108,348   102,017    39,863   88,594   (9,862)   328,960
Purchase of property, plant and
  equipment                       672       191       248       88      128      1,327


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

                      FIRST QUARTER       FIRST QUARTER
                        FY 2001             FY 2000        CHANGE

                      $000'S  %           $000'S  %       $000'S   %
                    -------------       -------------   --------------
Net Sales             204,368 100.0       185,737 100.0   18,631    10.0
Cost of goods sold    167,024  81.7       152,037  81.9   14,987     9.9
Gross Profit           37,344  18.3        33,700  18.1    3,644    10.8
S, G and A             30,628  15.0        25,168  13.6    5,460    21.7
EBIT                    6,716   3.3         8,532   4.6   (1,816)  -21.3
Interest, net           1,108   0.5           880   0.5      228    25.9
Earnings Before Taxes   5,608   2.7         7,652   4.1   (2,044)  -26.7
Income taxes            2,131   1.0         2,908   1.6     (777)  -26.7
Net Earnings            3,477   1.7         4,744   2.6   (1,267)  -26.7

Total Company

     Net sales increased 10.0% from the first quarter of the prior year. The unit sales increase of 13.6% was slightly offset by a 3.1% decline in the average selling price per unit. The decline in the average selling price per unit was due to product mix.

     Cost of goods sold declined to 81.7% of net sales in the current quarter from 81.9% in the same period of the prior year. The improved gross margin was due to higher initial margins and improvements in manufacturing operations.

     Selling, general and administrative (S, G and A) increased to 15.00% of net sales in the current year from 13.6% for the comparable period last year. The additional expenses of four new marketing divisions initiated last year, Tommy Hilfiger Women's Golf, Izod Club Golf, Slates Tailored Clothing and DKNY Kids, were primarily responsible for the increased S, G and A expense.

     Interest expense was 0.5% of net sales in the prior year and in the current year.

     The Company's effective tax rate was 38.0% in the prior year and in the current year and does not differ significantly from the Company's statutory rates.


Segment Results

All data with respect to the Company's specific segments included within "Management Discussion and Analysis" is presented before applicable intercompany eliminations. Certain prior year information has been restated to be consistent with the current presentation. ($ in thousands; percentages are calculated based on actual data, but columns may not add due to rounding.)









                    FIRST QUARTER       FIRST QUARTER
                      FY 2001             FY 2000           CHANGE
Net Sales
($ In thousands)    $000    %           $000   %           $000    %
                    ------------        -------------     ------------
Oxford Shirt Group  61,566   30.1        61,305  33.0       261    0.4
Lanier Clothes      43,377   21.2        35,949  19.4     7,428   20.7
Oxford Slacks       26,734   13.1        23,327  12.6     3,407   14.6
Womenswear Group    72,627   35.5        65,117  35.1     7,510   11.5
Corporate and Other     64    0.0            39   0.0        25   64.1
                   --------------      --------------     ------------
Total Net Sales    204,638  100.0      185,737  100.0    18,631   10.0
                   ==============      ==============    =============


                      FIRST QUARTER       FIRST QUARTER
                         FY 2001            FY 2000          CHANGE
 EBIT
($ In thousands)      $000'S  %           $000'S %        $000'S  %
                      -----------         ----------      -------------
Oxford Shirt Group      933   1.5         4,768  7.8      (3,835) -80.4
Lanier Clothes        2,981   6.9         2,451  6.8         530   21.6
Oxford Slacks         1,740   6.5         1,253  5.4         487   38.9
Womenswear Group      4,014   5.5         2,650  4.1       1,364   51.5
Corporate and Other  (2,952)  na         (2,590)  na        (362)  14.0
                     ------------        -----------      -------------
Total EBIT            6,716   3.3         8,532  4.6      (1,816) -21.3
                     ============         ==========      =============


Oxford Shirt Group

     Sales for the Oxford Shirt Group increased 0.4% to $61,566,000 in the current year from $61,305,000 in the prior year. The unit sales volume increase of 4.5% was offset by a 3.9% decline in the average sales price per unit. Three of the four new marketing divisions established last year are housed in the Shirt Group. Additional sales from the new marketing divisions offset declines in existing divisions, primarily private label dress shirts and sportshirts. Increased expenses associated with the new marketing divisions, however, resulted in an 80.4% decline in Earnings Before Interest and Taxes (EBIT) to $933,000 and were responsible for the Company's overall earnings decline.

Lanier Clothes

     Lanier Clothes reported first quarter sales of $43,377,000, up 20.7% from last year's total of $35,949,000. For the group, the unit sales increase of 39.8% was offset by a 13.7% decline in the average selling price per unit. The decline in selling price per unit was due to product mix. Increases in sales were achieved in branded and private label divisions with continued strong growth in Nautica and Geoffrey Beene. EBIT for the group increased 21.6% to $2,981,000. Pricing pressures resulting from the competitive environment at retail were offset by diligent attention to expense control.

Oxford Slacks Group

     Oxford Slacks posted a first quarter sales increase of 14.6% to $26,734,000 in the current year from $23,327,000 in the first quarter of the prior year. The increase in the average unit selling price of 15.9% was slightly offset by a 1.1% decline in the number of units shipped. The increase was driven by growth in the specialty catalog and mass merchant areas. Higher gross margins and the leveraging of operating expenses resulted in a 38.9% increase in EBIT to $1,740,000.







Oxford Womenswear Group

     First quarter net sales for the Oxford Womenswear Group increased 11.5% to $72,627,000 in the current year from $65,117,000 in the prior year. The unit volume increase of 18.7% was partially offset by a 6.1% decline in the average selling price per unit. The decline in average selling price per unit was due to product mix. The sales gains were achieved with mass merchants and direct mail retailers. Higher initial gross margins and improved manufacturing performance resulted in a 51.5% increase in first quarter EBIT to $4,014,000.

FUTURE OPERATING RESULTS

     In light of the difficult retail environment, the Company was pleased with the first quarter results of three of the operating groups. However, the Company was disappointed with the results in the Shirt Group and has taken action to address the situation. Subsequent to quarter-end, the Company announced a reconfiguration for the operating divisions that make up the Oxford Shirt Group and made a number of management changes designed to make the group more responsive and focused. The expenditures on new marketing initiatives remain an important part of the Company's strategic plan to increase the branded component of the business.

     The recent under-plan performance of many of the Company's retail customers will impact most areas of business in the second quarter. The Company entered the year with the expectation that first half sales would be flat and that continues to be the case. The second quarter is expected to produce an earnings decline comparable to the decline experienced in the first quarter. As was the case last year, second half results are expected to improve over the first half, resulting in relatively flat sales and earnings for the full year.



LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

     Operating activities used $12,576,000 in the first quarter of the current year and $1,932,000 in the first quarter of the prior year. The increase in the usage was primarily due to the sum of decreased earnings, a larger increase in receivables and a smaller decrease in inventory, offset by a smaller decrease in trade payables than in the comparable period of the prior year.

Investing Activities

     Investing Activities used $1,319,000 in the first quarter of this year and $1,268,000 in the same period last year.

Financing Activities

     Financing activities generated $12,960,000 in the first quarter of the current year and $2,072,000 in the first quarter of the prior year. The increase in generated funds was primarily due to increased short terms borrowings and a decrease in the purchase and retirement of the Company's common stock.

     On October 2, 2000 the Company's Board of Directors declared a cash dividend of $0.21 per share, payable on December 2, 2000 to shareholders of record on November 15, 2000.

     During the quarter, the Company purchased and retired 71,400 shares of the Company's common stock acquired in the open market.





Working Capital

     Working capital increased from $149,981,000 at the end of the first quarter of the prior year to $162,935,000 at the end of the 2000 fiscal year and increased to $164,039,000 at the end of the first quarter of the current year. The ratio of current assets to current liabilities was 2.1 at the end of the first quarter of the prior year,
2.3 at the end of the 2000 fiscal year and 2.2 at the end of the first quarter of the current year.

FUTURE LIQUIDITY AND CAPITAL RESOURCES

     The Company believes it has the ability to generate cash and/or has available borrowing capacity to meet its foreseeable needs. The sources of funds primarily include funds provided by operations and both short-term and long-term borrowings. The uses of funds primarily include working capital requirements, capital expenditures, acquisitions, stock repurchases, dividends and repayment of short-term and long-term debt. The Company regularly utilizes committed bank lines of credit and other uncommitted bank resources to meet working capital requirements. On September 1, 2000 the Company had available for its use lines of credit with several lenders aggregating $52,000,000. The Company has agreed to pay commitment fees for these available lines of credit. On September 1, 2000, $52,000,000 was in use under these lines, of which $40,000,000 was long-term. In addition, the Company has $231,500,000 in uncommitted lines of credit, of which $143,500,000 is reserved exclusively for letters of credit. The Company pays no commitment fees for these available lines of credit. On September 1, 2000, $22,500,000 was in use under these lines of credit. Maximum borrowings from all these sources during the current year were $74,500,000 of which $40,000,000 was long-term. The Company anticipates continued use and availability of both committed and uncommitted resources as working capital needs may require.

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

ADDITIONAL INFORMATION

     For additional information concerning the Company's operations, cash flows, liquidity and capital resources, this analysis should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements contained in the Company's Annual Report for the fiscal year ended June 2, 2000.










                  PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.
------------------------------------------

(a) Exhibits.
    ---------

    10(h)  1992 Stock Option Plan.

    10(i) Note Agreement between the Company and SunTrust of Georgia dated August 18, 2000 covering the Company's long term note due February 18, 2002.


    27     Financial Data Schedule.

(b) Reports on Form 8-K.
    --------------------
     The Registrant did not file any reports on Form 8-K during the quarter ended September 1, 2000.

















































                           SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                OXFORD INDUSTRIES, INC.
                                -----------------------
                                     (Registrant)








                                /s/Ben B. Blount, Jr.
                                --------------------------
Date: October 12, 2000           Ben B. Blount, Jr.
      ---------------           Chief Financial Officer