Form 10-Q
period 2000-12-01
OXFORD INDUSTRIES INC
filed 2001-01-12
CIK 75288

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549
                           FORM 10-Q

       [ X ]  Quarterly Report Pursuant To Section 13 or 15(d) of
                 The Securities Exchange Act of 1934

        For the quarterly period ended December 1, 2000
                                       ----------------
                                  OR
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
Yes   X     No
    -----      -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                   Number of shares outstanding
    Title of each class                as of January 8, 2001
---------------------------        ----------------------------
Common Stock, $1 par value                   7,376,511









                    PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements.
-----------------------------


                        OXFORD INDUSTRIES, INC
                  CONSOLIDATED STATEMENT OF EARNINGS
  SIX MONTHS AND QUARTER ENDED December 1, 2000 AND NOVEMBER 26, 1999
                              (UNAUDITED)


                           Quarter  Ended           Six Months Ended
                      ------------------------- ------------------------
$ in thousands except December 1,  November 26,  December 1,  November 26,
per share amounts          2000       1999         2000         1999
                      ------------ -----------  ------------ -----------
Net Sales              $194,869    $219,945       $399,237   $405,682


Cost of goods sold      159,073     182,024        326,097    334,061
                        -------     -------        -------    -------

Gross Profit             35,796      37,921         73,140     71,621

Selling, general and
 administrative          30,188      25,932         60,816     51,100
                         ------     -------         ------     ------

Earnings Before Interest
  and Taxes               5,608      11,989         12,324     20,521

Interest                  1,248         940          2,356      1,820
                        -------     -------        -------    -------

Earnings Before Income
   Taxes                  4,360      11,049          9,968     18,701

Income Taxes              1,657       4,198          3,788      7,106
                        -------     -------        -------    -------
Net Earnings            $ 2,703      $6,851        $ 6,180    $11,595
                       ========     =======        =======    =======
Basic Earnings Per
   Common Share           $0.36       $0.89          $0.82      $1.49
                        =======     =======        =======    =======
Diluted Earnings Per
   Common Share           $0.36       $0.88          $0.82      $1.48
                        =======     =======        =======    =======

Basic Number of Shares
   Outstanding        7,471,708   7,712,159      7,554,393  7,786,850
                      =========   =========      =========  =========
Diluted Number of Shares
   Outstanding        7,480,281   7,751,611      7,566,043  7,846,805
                      =========   =========      =========  =========

Dividends Per Share       $0.21       $0.21          $0.42      $0.42
                      =========   =========      =========  =========

See notes to consolidated financial statements.












                        OXFORD INDUSTRIES, INC.
                      CONSOLIDATED BALANCE SHEETS
         DECEMBER 1, 2000, JUNE 2, 2000 AND NOVEMBER 26, 1999
                  (UNAUDITED EXCEPT FOR JUNE 2, 2000)


$ in thousands                 December 1,    June 2,    November 26,
--------------                    2000          2000         1999
                               -----------    -------    -----------
Assets
------
Current Assets:
  Cash                            $ 8,539      $ 8,625      $ 10,639
  Receivables                     102,766      112,867       116,634
  Inventories:
     Finished goods               102,284       90,961        71,445
Work in process                    24,064       25,903        22,323
     Fabric, trim & supplies       32,487       36,373        29,109
                                 --------     --------       -------
                                  158,835      153,237       122,877
  Prepaid expenses                 13,777       12,826        12,231
                                 --------     --------      --------
     Total Current Assets         283,917      287,555       262,381
Property Plant and Equipment       35,350       37,107        37,075
Other Assets                       10,819       11,904        13,106
                                 --------     --------      --------
  Total Assets                   $330,086     $336,566      $312,562
                                 ========     ========      ========

Liabilities and Stockholders' Equity
------------------------------------
Current Liabilities
  Notes payable                   $23,500      $18,500       $16,000
  Trade accounts payable           62,840       68,421        55,827
  Accrued compensation             11,565       12,026         9,702
  Other accrued expenses           20,677       22,713        26,501
  Dividends payable                 1,551        1,607         1,622
  Income taxes                        302        1,148           223
  Current maturities of long-
     term debt                        194          205           271
                                 --------      --------      --------
    Total Current Liabilities     120,629      124,620       110,146

  Long-Term Debt, less
     current maturities            40,402       40,513        40,611

  Noncurrent Liabilities            4,500        4,500         4,500

  Deferred Income Taxes             2,107        2,619         1,625

  Stockholders' Equity:
     Common stock                   7,387        7,651         7,651
     Additional paid in capital    11,078       11,309        11,310
     Retained earnings            143,983      145,354       136,719
                                 --------      --------      --------
     Total Stockholders' Equity   162,448      164,314       155,680
                                 --------      --------      --------
  Total Liabilities and
     Stockholders' Equity        $330,086     $336,566      $312,562
                                 ========     ========      ========


See notes to consolidated financial statements.

                        OXFORD INDUSTRIES, INC.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
        SIX MONTHS ENDED DECEMBER 1, 2000 AND NOVEMBER 26, 1999
                              (UNAUDITED)
                                                  December 1,   November 26,
                                                     2000            1999
Cash Flows From Operating Activities       ---------------------------------
------------------------------------
   Net earnings                                   $    6,180     $  11,595
   Adjustments to reconcile net earnings to
     net cash provided by (used in) operating activities:
    Depreciation and amortization                      4,523         4,295
   Loss (Gain) on sale of property, plant
     and equipment                                        34          (112)

   Changes in working capital:
     Receivables                                      10,101        (1,928)
     Inventories                                      (5,598)       24,051
     Prepaid expenses                                   (951)        1,560
     Trade accounts payable                           (5,581)       (5,570)
     Accrued expenses and other current liabilities   (2,497)          877
     Income taxes payable                               (846)          223
  Deferred income taxes                                 (512)       (2,389)
  Other noncurrent assets                                 36          (833)
                                                  -----------     ---------
   Net Cash Provided by operating activities           4,889        31,769

Cash Flows From Investing Activities
------------------------------------
  Acquisitions                                             -        (1,729)
Purchase of property, plant and equipment             (2,340)       (3,103)
Proceeds from sale of property, plant and
    and equipment                                        590           121
                                                    --------       --------
     Net cash used in investing activities            (1,750)       (4,711)

Cash Flows From Financing Activities
------------------------------------
  Short-term borrowings                                5,000       (17,000)
  Payments on long-term debt                            (122)         (158)
  Proceeds from exercise of stock options                186           314
  Purchase and retirement of common stock             (5,081)       (7,348)
  Dividends on common stock                           (3,208)       (3,304)
                                                       ------      -------
     Net cash used in financing activities            (3,225)      (27,496)


Net change in Cash and Cash Equivalents                  (86)         (438)
Cash and Cash Equivalents at Beginning of Period       8,625        11,077
                                                    --------      --------
Cash and Cash Equivalents at End of Period           $ 8,539      $ 10,639
                                                    ========      ========
Supplemental Disclosure of Cash Flow Information
------------------------------------------------
     Cash paid for:
        Interest                                    $  2,628     $  1,920
        Income taxes                                   5,626        6,805
See notes to consolidated financial statements.






                        OXFORD INDUSTRIES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         QUARTERS ENDED DECEMBER 1, 2000 AND NOVEMBER 26, 1999

1. The foregoing unaudited consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods. All such adjustments are of a normal recurring nature. The results for interim periods are not necessarily indicative of results to be expected for the year.

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

4. The Company's business segments are the Oxford Shirt Group, Lanier Clothes, Oxford Slacks and the Oxford Womenswear Group.

         The Shirt Group operations encompass dress and sport shirts, and a broad range of men's and boys' sportswear. Lanier Clothes produces suits, sportcoats, suit separates and dress slacks. Oxford Slacks is a producer of private label dress and casual slacks and shorts.
  The Oxford Womenswear Group is a producer of budget and moderate priced private label women's apparel.

         Corporate and other is a reconciling category for reporting purposes and includes the Company's corporate offices, transportation and logistics and other costs and services that are not allocated to operating groups.



                      Oxford Industries, Inc
                          Segment Information
                              (unaudited)


$ in thousands          Three Months Ended        Six Months Ended
                        Dec. 1,    Nov. 26,       Dec. 1,   Nov. 26,
                         2000        1999          2000        1999
Sales

Oxford Shirt Group      $60,713     $64,952      $122,279   $126,257
Lanier Clothes           46,861      52,261        90,238     88,210
Oxford Slacks            26,202      26,173        52,936     49,500
Oxford Womenswear Group  60,968      76,480       133,595    141,597
Corporate and other         125          79           189        118
                       ---------   ---------     --------   --------
Total                  $194,869    $219,945      $399,237   $405,682

Depreciation and amortization

Oxford Shirt Group         $606        $601        $1,199     $1,180
Lanier Clothes              460         442           875        881
Oxford Slacks               283         286           547        550
Oxford Womenswear Group     713         675         1,393      1,221
Corporate and other         259         227           509        463
                        -------     -------        ------    -------
Total                    $2,321      $2,231        $4,523     $4,295







                        Oxford Industries, Inc
                          Segment Information
                              (unaudited)





$ in thousands            Three Months Ended      Six Months Ended
                          Dec. 1,   Nov. 26,      Dec. 1,    Nov. 26,
                           2000      1999          2000       1999
EBIT

Oxford Shirt Group         $332      $4,791        $1,265     $9,559
Lanier Clothes            3,096       4,179         6,077      6,630
Oxford Slacks             1,560       1,641         3,300      2,894
Oxford Womenswear Group     416       3,864         4,430      6,514
Corporate and other         204      (2,486)       (2,748)    (5,076)
                      ---------     -------       -------    -------
Total                     5,608      11,989        12,324     20,521

Interest expense, net     1,248         940         2,356      1,820
Earnings before taxes    $4,360     $11,049        $9,968    $18,701



$ in thousands                     Six Months Ended
                                  Dec. 1,     Nov. 26,
                                   2000        1999


ASSETS

Oxford Shirt Group               $114,579     $95,701
Lanier Clothes                    104,215      97,120
Oxford Slacks                      44,160      40,157
Oxford Womenswear Group            80,662      89,787
Corporate and other               (13,530)    (10,203)
                                  --------    --------
Total                            $330,086    $312,562


Purchase of property, plant and equipment

Oxford Shirt Group                   $693      $1,071
Lanier Clothes                        825         263
Oxford Slacks                         217         328
Oxford Womenswear Group               362         191
Corporate and other                   243       1,250
                                   ------      ------
Total                              $2,340      $3,103














Item 2. Management's discussion and Analysis of Financial Condition and results of Operations



           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS
                           ($ IN THOUSANDS)



RESULTS OF OPERATIONS

     SUMMARIZED FINANCIAL DATA for the quarter and six months ended November 2000 and 1999 are as follows. (Percentages are calculated based on actual data, but columns may not add due to rounding.)


                          THREE MONTHS ENDED       SIX MONTHS ENDED



                         Dec. 1   Nov. 26     %      Dec. 1  Nov. 26     %
                          2000     1999     CHANGE    2000     1999    CHANGE
                         -------  -------  -------  -------  -------  -------
NET SALES                194,869  219,945  -11.4%   399,237  405,682    -1.6%
Cost of Goods Sold       159,073  182,024  -12.6%   326,097  334,061    -2.4%
GROSS PROFIT              35,796   37,921   -5.6%    73,140   71,621     2.1%
S,G&A                     30,188   25,932   16.4%    60,816   51,100   -19.0%
EBIT                       5,608   11,989  -53.2%    12,324   20,521   -39.9%
Interest Net               1,248      940   32.8%     2,356    1,820    29.5%
EARNINGS BEFORE INCOME     4,360   11,049  -60.5%     9,968   18,701   -46.7%
Income Taxes               1,657    4,198  -60.5%     3,788    7,106   -46.7%
NET EARNINGS               2,703    6,851  -60.5%     6,180   11,595   -46.7%
                         =======   ======  ======    ======   ======  =======
AS A PERCENTAGE OF SALES:

NET SALES                  100.0%   100.0%            100.0%  100.0%
Cost of Goods Sold          81.6%    82.8%  -1.2%      81.7%   82.3%   -0.6%
GROSS PROFIT                18.4%    17.2%   1.2%      18.3%   17.7%    0.6%
S,G&A                       15.5%    11.8%   3.7%      15.2%   12.6%    2.6%
EBIT                         2.9%     5.5%  -2.6%       3.1%    5.1%   -2.0%
Interest Net                 0.6%     0.4%   0.2%       0.6%    0.4%    0.2%
EARNINGS BEFORE INCOME
 TAXES                       2.2%     5.0%  -2.8%       2.5%    4.6%   -2.1%
Income Taxes                 0.9%     1.9%  -1.0%       0.9%    1.8%   -0.9%
NET EARNINGS                 1.4%     3.1%  -1.7%       1.5%    2.9%   -1.4%
                            =====    =====  =====       ====   =====   =====
Total Company

NET SALES for the second quarter were $194,869, down 11.4% from $219,945 reported in the prior year.
     * Below plan take-outs on basic replenishment programs resulted in sales declines in the mass merchant and department store channels.
     *Increased sales in the direct mail channel, primarily the Oxford Slacks Group.

Sales for the first six months were $399,237, down 1.6% from $405,682 reported last year. Decreased sales in the Womenswear and Oxford
Shirt groups were partially offset by increased sales in the Slacks and Lanier Clothes groups.

COST OF GOODS SOLD as a percentage of sales declined 1.2% to 81.6% in the current quarter from 82.8% in the prior year. Cost of Goods Sold as a percentage of sales for the six months decreased 0.6% to 81.7% in the current year from 82.3% the prior year. The higher gross margins for the quarter and six months were attributable to:
     * Lower overall markdowns
     * Improved manufacturing efficiencies
     * Increased proportion of branded sales

S,G&A EXPENSE for the quarter increased by $4,256 to 15.5% of net sales in the current year from 11.8% of net sales in the prior year. S,G&A expense for the six months increased to $15.2% of net sales in the current year from 12.6% in the prior year. The higher S,G&A for the quarter and the six months was attributable to:
     * Continuing investment in new marketing initiatives (DKNY Kids, Izod Club Golf, Tommy Hilfiger Womens Golf and Slates
      Tailored Clothing) contributed more than $4,000 to S,G&A in the second quarter and more than $9,000 for the six months.

INTEREST EXPENSE for the quarter increased to 0.6% of net sales in the current year from 0.4% of net sales in the prior year(identical for six months).
     * Higher weighted average interest rates.
     * Higher weighted average borrowings.

EFFECTIVE TAX RATE for the quarter and six months ended November 2000 was 38.0% and was unchanged from the same periods for the prior year. The effective tax rate does not differ significantly from the Company's statutory rate.

Segment Results

The Company is engaged in the design, manufacture and sale of consumer apparel for men, women and children. Principal markets for the Company are customers located primarily in the United States. The Company's business units are aggregated into the following reportable segments:
     * Oxford Shirt Group
     * Lanier Clothes
     * Oxford Slacks
     * Oxford Womenswear Group


All data with respect to the Company's specific segments are presented before applicable intercompany eliminations. Certain prior year information has been restated to be consistent with the current presentation. (Percentages are calculated based on actual data, but columns may not add due to rounding.)

                          THREE MONTHS ENDED       SIX MONTHS ENDED

                         Dec. 1   Nov.26    %      Dec. 1  Nov. 26      %
NET SALES                 2000     1999   CHANGE    2000    1999      CHANGE
                         ------   ------  ------   -------  -------  -------
Oxford Shirt Group       60,713   64,952   -6.5%   122,279  126,257   -3.2%
Lanier Clothes           46,861   52,261  -10.3%    90,238   88,210    2.3%
Oxford Slacks            26,202   26,173    0.1%    52,936   49,500    6.9%
Oxford Womenswear Group  60,968   76,480  -20.3%   133,595  141,597   -5.7%
Corporate and Other         125       79   58.2%       189      118   60.2%
                        -------  -------  ------   -------  -------  ------
Total Net Sales         194,869  219,945  -11.4%   399,237  405,682   -1.6%
                        =======  =======  ======   =======  =======  ======

AS A PERCENTAGE OF TOTAL SALES:
                         ------   ------           ------   ------
Oxford Shirt Group        31.2%    29.5%            30.6%    31.1%
Lanier Clothes            24.0%    23.8%            22.6%    21.7%
Oxford Slacks             13.4%    11.9%            13.3%    12.2%
Oxford Womenswear Group   31.3%    34.8%            33.5%    34.9%
Corporate and Other        0.1%     0.0%             0.0%     0.0%
                         ------   ------           ------   ------
Total Net Sales          100.0%   100.0%           100.0%   100.0%
                         ======   ======           ======   ======

                          THREE MONTHS ENDED        EBIT MARGIN

EBIT                      Dec. 1   Nov. 26  CHANGE    Dec.1   Nov. 26
                           2000      1999              2000    1999
                          ------   ------- ------     ------  ------
Oxford Shirt Group          332    4,791   -93.1%      0.5%    7.4%
Lanier Clothes            3,096    4,179   -25.9%      6.6%    8.0%
Oxford Slacks             1,560    1,641    -4.9%      6.0%    6.3%
Oxford Womenswear Group     416    3,864   -89.2%      0.7%    5.1%
Corporate and Other         204   (2,486)     N/M       N/M     N/M
                          ------  -------  ------      -----  ------
Total EBIT                5,608   11,989   -53.2%      2.9%    5.5%
                          ======  ======   =======     =====  =====

                           SIX MONTHS ENDED      EBIT MARGIN

EBIT                     Dec. 1   Nov. 26   CHANGE   Dec. 1  Nov. 26
                          2000     1999               2000    1999
                         ------    ------   ------   ------  -------
Oxford Shirt Group        1,265    9,559    -86.8%     1.0%   7.6%
Lanier Clothes            6,077    6,630     -8.3%     6.7%   7.5%
Oxford Slacks             3,300    2,894     14.0%     6.2%   5.8%
Oxford Womenswear Group   4,430    6,514    -32.0%     3.3%   4.6%
Corporate and Other      (2,748)  (5,076)     N/M      N/M    N/M
                         -------  -------   ------    ------ -------
Total EBIT               12,324   20,521    -39.9%    3.1%    5.1%
                         ======   =======   ======    ======  ======

Oxford Shirt Group

Net sales for the Oxford Shirt Group declined 6.5% in the current quarter to $60,713 from $64,952 in the prior year. The unit sales volume decline of 3.5% was compounded by the 4.4% decline in the average sales price per unit. Sales declines in the dress shirt and sportshirt divisions more than offset the incremental sales from the new golf divisions and DKNY Kids. Higher operating expenses associated with these new marketing divisions reduced EBIT for the group to $332 in the current quarter from $4,791 in the prior year. Sales for this segment for the six months declined 3.2% and the EBIT margin was 1.0%. The causes for the decline are similar to those attributed to the second quarter.

Lanier Clothes

Lanier Clothes reported second quarter sales of $46,861, a decline of 10.3% from $52,261 in the prior year. The unit sales volume increase of 8.5% was more than offset by the 17.4% decline in the average selling price per unit. The unit and average selling price data have been severely impacted by the shift in product mix from suits to separates. The lower sales were due to slower sell-throughs of branded tailored clothing and significantly lower sales of off-price merchandise. A small increase in S,G&A and the lower sales volume combined to push EBIT to $3,096 or 6.6% of net sales in the current year from $4,179 or 8.0% of net sales in the prior year. Sales for this segment for the six months increased 2.3%. A 9.4% increase in S,G&A caused EBIT to decline to $6,077 or 6.7% of net sales.

Oxford Slacks Group

Oxford Slacks reported flat sales of $26,202 in the current quarter and $26,173 in the prior year. An increase in the average selling price per unit of 14.3% more than offset the 12.5% decline in the unit volume. Sales growth to specialty catalogs offset sales declines to the chain store and mass merchant channels. Second quarter EBIT was essentially flat at $1,560 in the current quarter from $1,641 in the prior year. Sales for this segment for the six months increased 6.9%. EBIT increased to $3,300 or 6.2% of net sales.

Oxford Womenswear Group

Second quarter net sales for the Womenswear Group declined 20.3% from $76,480 in the prior year to $60,968 in the current year. A 20.0% decline in the unit volume was compounded by a 1.0% decline in the average selling price per unit. Order deferrals and softening demand resulted in curtailed shipments on several basic replenishment programs. The sales decline and resulting manufacturing inefficiencies reduced EBIT to $416 in the current quarter from $3,864 in the prior year. For the six months, this segment incurred a 5.7% sales decline and EBIT of $4,430 or 3.3% of net sales.

Corporate and Other

Corporate and Other includes the Company's corporate offices, transportation and logistics and other costs and services that are not allocated to operating groups.
The primary difference in EBIT is due to LIFO accounting. Fiscal 1999 ended with abnormally high markdowns restored. In fiscal 2000, marked down inventory was liquidated to more normal levels resulting in an unfavorable charge to the income statement. In fiscal 2001, the amount of marked down inventory liquidated returned to normal levels resulting in a smaller unfavorable charge to the income statement. Under LIFO accounting, markdowns are not recognized until the inventory is liquidated.

FUTURE OPERATING RESULTS

The softening of demand that the Company predicted in the first quarter earnings announcement impacted the second quarter results even more than expected. Order deferrals and slowing sell-through at retail left sales short of last year and plan. The Company experienced a sizable increase in operating expenses over last year attributable primarily to the new marketing initiatives established in last year's second half. DKNY Kids, Izod Club Golf, Tommy Hilfiger Womens Golf and Slates Tailored Clothing have required considerable investment of financial and personnel resources to provide a strong foundation for future growth and profitability. In the early stages, however, the Company has incurred significant start-up costs with comparatively little sales or gross margin dollars to show for its efforts. This situation will improve as these new divisions gain critical mass.

The Company expects this challenging retail environment and economic uncertainty to continue. Second half sales are expected to be essentially flat with the first half. Diluted earnings per share should improve moderately over the first half due to improved manufacturing performance and the growing contribution of new branded marketing initiatives.

LIQUIDITY AND CAPITAL RESOURCES

Financial Condition

Cash flow from operations is the Company's primary source of liquidity. Management monitors leverage through its debt-to-total capital ratio. Working capital management is achieved primarily through management of the Company's investment in accounts receivable.

Leverage

Total debt represented 28.3% of capital at the end of November 2000 as compared to 26.4% at the end of May 2000 and 26.8% at the end of the November 1999. The Company believes it has adequate borrowing capacity to pursue strategic acquisitions.







Working Capital

Working capital increased from $152,235 at the end of the second quarter of the prior year to $162,935 at the end of the 2000 fiscal year and increased to $163,288 at the end of the second quarter of the current year. The ratio of current assets to current liabilities was
2.4 at the end of the second quarter of the prior year, 2.3 at the end of the 2000 fiscal year and 2.4 at the end of the second quarter of the current year. Accounts Receivable at the end of the second quarter of the current year decreased $13,868 or 11.9% compared to the prior year. Customer accounts receivable days outstanding decreased from 52.8 days in the prior year to 52.3 days in the current year. Accounts payable increased $7,013 or 12.6% compared to the prior year. The receivables and payables improvements were offset by a $35,958 or 29.3% increase in inventory. This increase was due to new marketing initiatives and below plan sales and slower take-out of replenishment goods. The balance of the increase was due to the purchase of Izod Clubr Golf and the decision to bring in golf product early to be embroidered for the spring selling season. The Company's overall inventory days on hand were 78.6 at the end of the second quarter of the current year and 76.0 in the prior year.

Investing Activities

Capital expenditures were $2,340 for the first six months compared to $3,103 in the prior year.

Financing Activities

The Company continued its stock repurchase activity during the quarter with the purchase and retirement of 203,200 shares of common stock. Stock repurchase activity for the six months totaled 274,600 shares. At quarter end, the remaining open authorization to repurchase outstanding shares was approximately 478,000 shares. Subsequent to quarter end the Company has repurchased 15,004 shares of common stock.

On January 8, 2001 the Company's Board of Directors declared a cash dividend of $0.21 per share, payable on March 3, 2001 to shareholders of record on February 15, 2001. The Company's Board of Directors also issued a new stock repurchase authorization for up to 1,000,000 shares of the Company's common stock.

FUTURE LIQUIDITY AND CAPITAL RESOURCES

         The Company believes it has the ability to generate cash and/or has available borrowing capacity to meet its foreseeable needs. The sources of funds primarily include funds provided by operations and both short-term and long-term borrowings. The uses of funds primarily include working capital requirements, capital expenditures, acquisitions, stock repurchases, dividends and repayment of short-term and long-term debt. The Company regularly utilizes committed bank lines of credit and other uncommitted bank resources to meet working capital requirements. On December 1, 2000 the Company had available for its use lines of credit with several lenders aggregating $45,000,000. The Company has agreed to pay commitment fees for these available lines of credit. On December 1, 2000, $45,000,000 was in use under these lines, of which $40,000,000 was long-term. In addition, the Company has $184,500,000 in uncommitted lines of credit, of which $143,500,000 is reserved exclusively for letters of credit. The Company pays no commitment fees for these available lines of credit. On December 1, 2000, $18,500,000 was in use under these lines of credit. Maximum borrowings from all these sources during the current year were $74,500,000 of which $40,000,000 was long-term. The Company anticipates continued use and availability of both committed and uncommitted resources as working capital needs may require.

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


                  PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.
------------------------------------------

(a) Exhibits.
    ---------

    27   Financial Data Schedule.

(b) Reports on Form 8-K.
    --------------------
     The Registrant did not file any reports on Form 8-K during the quarter ended December 1, 2000.































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


                                OXFORD INDUSTRIES, INC.
                                -----------------------
                                     (Registrant)








                                /s/Ben B. Blount, Jr.
                                --------------------------
Date: January 12, 2001           Ben B. Blount, Jr.
      ---------------           Chief Financial Officer