Form 10-Q
period 2001-03-02
OXFORD INDUSTRIES INC
filed 2001-04-12
CIK 75288

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
[ X ] Quarterly Report Pursuant To Section 13 or 15(d) of
The Securities Exchange Act of 1934
For the quarterly period ended March 2, 2001
OR
[ ] Transition Report Pursuant To Section 13 or 15(d) of
The Securities Exchange Act of 1934

For the transition period from____ to____
Commission File Number 1-4365
OXFORD INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)
Georgia	58-0831862
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification number)
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

Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Number of shares outstanding
Title of each class	as of April 2, 2001
Common Stock, $1 par value	7,371,511

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

OXFORD INDUSTRIES, INC
CONSOLIDATED STATEMENT OF EARNINGS
NINE MONTHS AND QUARTER ENDED MARCH 2, 2001 AND FEBRUARY 25, 2000
(UNAUDITED)

$ in thousands except per share amount	Quarter Ended		Nine Months Ended
	March 2, 2001	February 25, 2000	March 2, 2001	February 25, 2000
Net Sales	$197,404	$187,466	$596,641	$593,148
Cost of goods sold	160,599	152,504	486,696	486,565
Gross Profit	36,805	34,962	109,945	106,583
Selling, general and administrative	29,224	26,755	90,040	77,855
Earnings Before Interest and Taxes	7,581	8,207	19,905	28,728
Interest	1,271	823	3,627	2,643
Earnings Before Income Taxes	6,310	7,384	16,278	26,085
Income Taxes	2,398	2,806	6,186	9,912
Net Earnings	$3,912	$4,578	$10,092	$16,173
Basic Earnings Per Common Share	$0.53	$0.60	$1.35	$2.09
Diluted Earnings Per Common Share	$0.53	$0.60	$1.35	$2.08
Basic Number of Shares Outstanding	7,376,783	7,651,115	7,495,370	7,741,770
Diluted Number of Shares Outstanding	7,376,783	7,662,566	7,503,218	7,785,557
Dividends Per Share	$0.21	$0.21	$0.63	$0.63

See notes to consolidated financial statements.

OXFORD INDUSTRIES, INC
CONSOLIDATED BALANCE SHEETS
MARCH 2, 2001, JUNE 2, 2000 AND FEBRUARY 25, 2000
(UNAUDITED EXCEPT FOR JUNE 2, 2000)

$ in thousands	March 2, 2001	June 2, 2000	February 25, 2000
Assets
Current Assets:
Cash	$6,150	$8,625	$12,939
Receivables	135,989	112,867	119,597
Inventories:
Finished Goods	117,785	90,961	85,514
Work in process	27,490	25,903	22,776
Fabric, trim & Supplies	24,141	36,373	25,458
	169,416	153,237	133,748
Prepaid expenses	12,115	12,826	13,056
Total Current Assets	323,670	287,555	279,340
Property, Plant and Equipment	34,381	37,107	37,644
Other Assets	10,660	11,904	12,519
Total Assets	$368,711	$336,566	$329,503

Liabilities and Stockholders' Equity
Current Liabilities
Notes payable	$64,000	$18,500	$32,500
Trade accounts payable	59,547	68,421	55,268
Accrued compensation	9,344	12,026	9,754
Other accrued expenses	21,088	22,713	24,234
Dividends Payable	1,548	1,607	1,607
Income taxes	994	1,148	-
Current Matruities of long-term debt	189	205	191
Total Current Liabilities	156,710	124,620	123,554
Long Term Debt, less current maturities	40,483	40,513	40,607
Noncurrent Liabilities	4,500	4,500	4,500
Deferred Income Taxes	2,438	2,619	2,190
Stockholders' Equity:
Common Stock	7,372	7,651	7,651
Additional paid in capital	11,056	11,309	11,310
Retained earnings	146,152	145,354	139,691
Total Stockholders' equity	164,580	164,314	158,652
Total Liabilities and Stockholders' Equity	$368,711	$336,566	$329,503

See notes to consolidated financial statements.

OXFORD INDUSTRIES, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED MARCH 2, 2001 AND FEBRUARY 25, 2000
(UNAUDITED)

$ in thousands	March 2, 2001	February 25, 2000
Cash Flows From Operating Activities
Net earnings	$10,092	$16,173
Adjustments to reconcile net earnings to
Net cash used in operating activities:
Depreciation and amortization	6,893	6,639
Gain on sale of property, plant and equipment	(91)	(137)
Changes in working capital:
Receivables	(23,122)	(4,891)
Inventories	(16,179)	13,180
Prepaid Expenses	(711)	735
Trade accounts payable	(8,874)	(6,129)
Accured expenses and other current liabilities	(4,307)	(1,338)
Income taxes payable	(154)	0
Deferred income taxes	(181)	(1,824)
Other noncurrent assets	(329)	(770)
Net cash (used in) provided by operating activities	(35,541)	21,638

Cash Flows from Investing Activities
Acquisitions	-	(2,634)
Purchase of property, plant and equipment	(3,306)	(4,657)
Proceeds from sale of property, plant and equipment	805	217
Net cash used in investing activities	(2,501)	(7,074)

Cash flows from financing Activities
Short-term borrowings	45,500	(500)
Long-term debt	(46)	(242)
Proceeds from issuance of common stock	186	314
Purchase and retirement of common stock	(5,314)	(7,348)
Dividends on common stock	(4,759)	(4,926)
Net cash provided by (used in) financing activities	35,567	(12,702)

Net change in Cash and Cash Equivalents	(2,475)	1,862
Cash and Cash Equivalents at the Beginning of Period	8,625	11,077
Cash and Cash Equivalents at End of Period	$6,150	$12,939

Supplemental disclosure of Cash Flow Information
Cash paid for:
Interest, net	$3,347	$2,447
Income taxes	6,414	9,905

See notes to consolidated financial statements.

OXFORD INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTERS ENDED MARCH 2, 2001 AND FEBRUARY 25, 2000
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
  The Company’s business segments are the Oxford Shirt Group, Lanier Clothes, Oxford Slacks and the Oxford Womenswear Group.

The Shirt Group operations encompass dress and sport shirts, golf and children's apparel. Lanier Clothes produces suits, sportcoats, suit separates and dress slacks. Oxford Slacks is a producer of private label dress and casual slacks and shorts. The Oxford Womenswear Group is a producer of budget and moderate priced private label women’s apparel.

Corporate and other is a reconciling category for reporting purposes and includes the Company’s corporate offices, transportation and logistics and other costs and services that are not allocated to operating groups.

Oxford Industries, Inc
Segment Information
(unaudited)
$ in thousands
	Three Months Ended		Nine Months Ended
	March 2, 2001	February 25, 2000	March 2, 2001	February 25, 2000
Net Sales
Oxford Shirt Group	$51,895	$46,612	$174,174	$172,869
Lanier Clothes	40,212	40,670	130,450	128,880
Oxford Slacks	22,959	22,042	75,895	71,542
Oxford Womenswear Group	82,271	78,082	215,866	219,679
Corporate and other	67	60	256	178
Total	$197,404	$187,466	$596,641	$593,148

Oxford Industries, Inc
Segment Information
(unaudited)

$ in thousand	Three Months Ended		Nine Months Ended
	March 2, 2001	February 25, 2000	March 2, 2001	February 25, 2000
Depreciation and amortization
Oxford Shirt Group	$610	$653	$1,809	$1,833
Lanier Clothes	482	486	1,357	1,367
Oxford Slacks	296	277	843	827
Oxford Womenswear Group	721	673	2,114	1,891
Corporate and other	261	255	770	721
Total	$2,370	$2,344	$6,893	$6,639
EBIT
Oxford Shirt Group	$(1,710)	$(683)	$(445)	$8,876
Lanier Clothes	2,985	2,269	9,062	8,899
Oxford Slacks	501	759	3,801	3,653
Oxford Womenswear Group	5,457	6,159	9,887	12,703
Corporate and other	348	(297)	(2,400)	(5,403)
Total	$7,581	$8,207	$19,905	$28,728
Interest expense, net	1,271	823	3,627	2,643
Earnings before taxes	$6,310	$7,384	$16,278	$26,085

		Nine Months Ended
		Mar. 2, 2001	Feb. 25, 2000
ASSETS
Oxford Shirt Group		$110,359	$99,953
Lanier Clothes		106,849	90,905
Oxford Slacks		44,059	40,578
Oxford Womenswear Group		122,023	104,377
Corporate and other		(14,579)	(6,310)
Total		$368,711	$329,503

Purchase of property, plant and equipment
Oxford Shirt Group		$852	$1,863
Lanier Clothes		1,106	547
Oxford Slacks		273	466
Oxford Womenswear Group		632	394
Corporate and other		443	1,387
Total		$3,306	$4,657

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIALCONDITION AND RESULTS OF OPERATIONS

($ in thousands)

RESULTS OF OPERATIONS

SUMMARIZED FINANCIAL DATA for the quarter and nine months ended February 2001 and 2000 are as follows. (Percentages are calculated based on actual data, but percentage columns may not add due to rounding.)

	THREE MONTHS ENDED FEBRUARY			NINE MONTHS ENDED FEBRUARY

			% CHANGE			% CHANGE
	2001	2000		2001	2000
NET SALES	$197,404	$187,466	5.3%	$596,641	$593,148	0.6%
Cost of Goods Sold	160,599	152,504	5.3%	486,696	486,565	0.0%
GROSS PROFIT	36,805	34,962	5.3%	109,945	106,583	3.2%
S,G&A	29,224	26,755	9.2%	90,040	77,855	15.7%
EBIT	7,581	8,207	-7.6%	19,905	28,728	-30.7%
Interest Net	1,271	823	54.4%	3,627	2,643	37.2%
EARNINGS BEFORE INCOME TAXES	6,310	7,384	-14.5%	16,278	26,085	-37.6%
Income Taxes	2,398	2,806	-14.5%	6,186	9,912	-37.6%
NET EARNINGS	$3,912	$4,578	-14.5%	$10,092	$16,173	-37.6%

AS A PERCENTAGE OF SALES:
NET SALES	100.0%	100.0%		100.0%	100.0%
Cost of Goods Sold	81.4%	81.4%	0.0%	81.6%	82.0%	-0.4%
GROSS PROFIT	18.6%	18.6%	0.0%	18.4%	18.0%	0.4%
S,G&A	14.8%	14.3%	0.5%	15.1%	13.1%	2.0%
EBIT	3.8%	4.4%	-0.6%	3.3%	4.8%	-1.5%
Interest Net	0.6%	0.4%	0.2%	0.6%	0.4%	0.2%
EARNINGS BEFORE INCOME TAXES	3.2%	3.9%	-0.7%	2.7%	4.4%	-1.7%
Income Taxes	1.2%	1.5%	-0.3%	1.0%	1.7%	-0.7%
NET EARNINGS	2.0%	2.4%	-0.4%	1.7%	2.7%	-1.0%

Total Company

NET SALES for the third quarter were $197,404, up 5.3% from $187,466 reported in the prior year. The unit sales increase of 8.1% was slightly offset by a decline of 2.6% in the average selling price per unit.

    Womenswear sales increased primarily due to additional fashion programs with several major mass merchants and direct mail retailers.
    Shirt Group sales increased primarily due to growth in the groups two golf divisions and the DKNY Kids business.
    Oxford Slacks sales increased primarily as a result of growth in the specialty catalog distribution tier.

Net sales for the nine months were $596,641, up 0.6% from $593,148 in the prior year. Increased sales in the Oxford Slacks Group more than offset the decline in Oxford Womenswear. Lanier Clothes and the Oxford Shirt Group achieved slight increases.

COST OF GOODS SOLD as a percentage of sales remained constant at 81.4% in the third quarter of the current year and the prior year. Cost of Goods Sold as a percentage of sales for the nine months declined to 81.6% in the current year from 82.0% the prior year. The increased gross margin reflected:

    A higher proportion of branded business
    Improved manufacturing performance

S,G&A EXPENSE for the third quarter increased to 14.8% of net sales in the current year from 14.3% of net sales in the prior year. S,G&A expense for the nine months increased to 15.1% of net sales in the current year from 13.1% last year. The higher S,G&A Expense for the quarter and the nine months was attributable to: Continuing expenditures required to establish and grow several new marketing initiatives launched last year, (DKNY Kids, Izod Club Golf, Tommy Hilfiger Womens Golf, and Slates Tailored Clothing.)

INTEREST EXPENSE for the quarter increased to $1,271, up 54.4% from $823 for the same period last year. For the nine months, interest expense increased to $3,627, up 37.2% from $2,643 last year. The increase in interest expense was due to:

    Higher interest rates.
    Higher average borrowings.

EFFECTIVE TAX RATE for the quarter and nine months was 38.0% and was unchanged from the same periods for the prior year. The effective tax rate does not differ significantly from the Company’s statutory rate.

Segment Results

The Company is engaged in the design, manufacture and sale of consumer apparel for men, women and children. Principal markets for the Company are customers located primarily in the United States. The Company’s business units are aggregated into the following reportable segments:

    Oxford Shirt Group
    Lanier Clothes
    Oxford Slacks
    Oxford Womenswear Group

All data with respect to the Company’s specific segments are presented before applicable intercompany eliminations. Certain prior year information has been restated to be consistent with the current presentation. (Percentages are calculated based on actual data, but columns may not add due to rounding.)
	THREE MONTHS ENDED FEBRUARY			NINE MONTHS ENDED FEBRUARY

			% CHANGE			% CHANGE
NET SALES	2001	2000		2001	2000
Oxford Shirt Group	$51,895	$46,612	11.3%	$174,174	$172,869	0.8%
Lanier Clothes	40,212	40,670	-1.1%	130,450	128,880	1.2%
Oxford Slacks	22,959	22,042	4.2%	75,895	71,542	6.1%
Oxford Womenswear Group	82,271	78,082	5.4%	215,866	219,679	-1.7%
Corporate and Other	67	60	11.7%	256	178	43.8%
Total Net Sales	$197,404	$187,466	5.3%	$596,641	$593,148	0.6%

AS A PERCENTAGE OF TOTAL SALES:
Oxford Shirt Group	26.3%	24.9%		29.2%	29.1%
Lanier Clothes	20.4%	21.7%		21.9%	21.7%
Oxford Slacks	11.6%	11.8%		12.7%	12.1%
Oxford Womenswear Group	41.7%	41.7%		36.2%	37.0%
Corporate and Other	0.0%	0.0%		0.0%	0.0%
Total Net Sales	100.0%	100.0%		100.0%	100.0%

	THREE MONTHS ENDED FEBRUARY			EBIT MARGIN
EBIT	2001	2000	CHANGE	2001	2000

Oxford Shirt Group	$(1,710)	$(683)	150.4%	-3.3%	-1.5%
Lanier Clothes	2,985	2,269	31.6%	7.4%	5.6%
Oxford Slacks	501	759	-34.0%	2.2%	3.4%
Oxford Womenswear Group	5,457	6,159	-11.4%	6.6%	7.9%
Corporate and Other	348	(297)	-217.2%	N/A	N/A
Total EBIT	$7,581	$8,207	-7.6%	3.8%	4.4%

	NINE MONTHS ENDED FEBRUARY			EBIT MARGIN
EBIT	2001	2000	CHANGE	2001	2000
Oxford Shirt Group	$(445)	$8,876	-105.0%	-0.3%	5.1%
Lanier Clothes	9,062	8,899	1.8%	6.9%	6.9%
Oxford Slacks	3,801	3,653	4.1%	5.0%	5.1%
Oxford Womenswear Group	9,887	12,703	-22.2%	4.6%	5.8%
Corporate and Other	(2,400)	(5,403)	-55.6%	N/A	N/A
Total EBIT	$19,905	$28,728	-30.7%	3.3%	4.8%

Oxford Shirt Group

Net sales for the Oxford Shirt Group increased 11.3% in the third quarter to $51,895 from $46,612 last year. The unit sales volume increase of 11.6% was slightly offset by a 0.2% decline in the average sales price per unit. Sales increases in the golf divisions and DKNY Kids were partially offset by declines in the dress shirt and sport shirt divisions. Higher operating expenses associated with new marketing initiatives reduced EBIT for the group to a loss of $1,710 in the current quarter from a loss of $683 last year. For the nine months, sales for this segment increased 0.8% and EBIT declined from $8,876 last year to a loss of $445 in the current year.

Lanier Clothes

Lanier Clothes reported third quarter sales of $40,212, a decline of 1.1% from $40,670 last year. The decline in the average selling price per unit of 3.6% was partially offset by a 2.5% increase in unit sales volume. The unit and average selling price data have been impacted by the shift in product mix from suits to separates. Higher profit margins were somewhat offset by higher operating expenses for a net increase in EBIT to $2,985, up 31.6% from $2,269 last year. For the nine months, sales increased 1.2% and the EBIT margin remained constant at 6.9%.

Oxford Slacks Group

The Oxford Slacks Group reported third quarter sales of $22,959 up 4.2% from $22,042 last year. An increase in the average selling price per unit of 8.7% was slightly offset by a unit sales decline of 4.1%. Most of the sales increase resulted from growth in specialty catalog, the group’s largest distribution tier. Third quarter EBIT declined to $501 from $759 due to manufacturing inefficiencies resulting from the conversion of several of the group’s plants to a new premium construction pant. For the nine months, sales increased 6.1% and the EBIT margin declined to 5.0% of net sales in the current year from 5.1% last year.

Oxford Womenswear Group

The Oxford Womenswear Group reported a third quarter net sales increase of 5.4% to $82,271 from $78,082 last year. The unit sales volume increase of 9.3% was slightly offset by a decline in the average selling price per unit of 3.6%. The sales increase was driven by additional fashion programs with several major mass merchants and direct mail retailers. Product mix and a competitive environment put downward pressure on margins. EBIT for the quarter declined 11.4% to $5,457 this year from $6,159 last year. For the nine months, sales declined 1.7% and the EBIT margin declined from 5.8% last year to 4.6% this year.

Corporate and Other

Corporate and other includes the Company’s corporate offices, transportation and logistics and other costs and services that are not allocated to operating groups. For the nine months, the primary difference in EBIT is due to LIFO accounting. Fiscal 1999 ended with abnormally high markdowns restored. In fiscal 2000, marked down inventory was liquidated to more normal levels resulting in an unfavorable charge to the income statement. In fiscal 2001, the amount of marked down inventory liquidated returned to normal levels resulting in a smaller unfavorable charge to the income statement. Under LIFO accounting, markdowns are not recognized until the inventory is liquidated.

FUTURE OPERATING RESULTS

The extremely challenging retail environment faced by the apparel industry has overshadowed the improvements the Company has made in many of its businesses. Gross margins are up through three quarters but high operating expenses have been the critical issue with respect to the Company’s financial performance this year. These expenditures, however, play an important role in the Company’s strategy to invest in new value-added private label and branded initiatives. The recent launch of several new merchandising divisions has demonstrated the Company’s progress in this area. Though these initiatives have negatively impacted short-term results, the Company remains committed to building a foundation for future growth and profitability.

The Company expects fourth quarter sales to be down 10-15% from last year’s record quarter. Continuing weakness at retail and a shorter accounting period are primarily responsible for the decline. Diluted earnings per share are expected to fall within a range of 10-20% below last year’s diluted earnings per share of $0.94 reflecting continuing improvement in gross margins and moderately higher operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

Financial Condition

Cash flow from operations is the Company’s primary source of liquidity. Management monitors leverage through its debt-to-total capital ratio. Working capital management is achieved primarily by monitoring the Company’s investment in accounts receivable and inventories and by the amount of accounts payable.

Leverage

Total debt represented 38.9% of total capital at the end of February 2001 as compared to 26.4% at the end of May 2000 and 31.6% at the end of the February 2000. The Company believes it has adequate borrowing capacity to pursue strategic acquisitions.

Working Capital

Working capital increased from $155,786 at the end of the third quarter of the prior year to $162,935 at the end of the 2000 fiscal year and increased to $166,960 at the end of the third quarter of the current year. The ratio of current assets to current liabilities was 2.3 at the end of the third quarter of the prior year, 2.3 at the end of the 2000 fiscal year and 2.1 at the end of the third quarter of the current year. Accounts Receivable at the end of the third quarter of the current year increased $16,392 or 13.7% compared to the prior year. Customer accounts receivable days outstanding decreased from 52.0 days in the prior year to 51.8 days in the current year. Accounts payable increased $4,279 or 7.7% compared to the prior year. The increase from changes in accounts receivable and inventory, were partially offset by the increase in accounts payable. The inventory buildup was due to sluggish retail sell throughs of basic replenishment items and inventory buildups for new marketing divisions. The Company’s overall inventory days on hand were 82.3 at the end of the third quarter of the current year and 75.0 in the prior year.

Investing Activities

Capital expenditures were $3,306 for the first nine months compared to $4,657 in the prior year.

Financing Activities

The Company continued its stock repurchase activity during the quarter with the purchase and retirement of 15,004 shares of common stock. Stock repurchase activity for the nine months totaled 289,604 shares. At quarter end, the remaining open authorization to repurchase outstanding shares was approximately 1,468,227 shares.

On April 2, 2001 the Company’s Board of Directors declared a cash dividend of $0.21 per share, payable on June 2, 2001 to shareholders of record on May 15, 2001.

FUTURE LIQUIDITY AND CAPITAL RESOURCES

The Company believes it has the ability to generate cash and/or has available borrowing capacity to meet its foreseeable needs. The sources of funds primarily include funds provided by operations and both short-term and long-term borrowings. The uses of funds primarily include working capital requirements, capital expenditures, acquisitions, stock repurchases, dividends and repayment of short-term and long-term debt. The Company regularly utilizes committed bank lines of credit and other uncommitted bank resources to meet working capital requirements. On March 2, 2001 the Company had available for its use lines of credit with several lenders aggregating $45,000. The Company has agreed to pay commitment fees for these available lines of credit. On March 2, 2001, $45,000 was in use under these lines, of which $40,000 was long-term. In addition, the Company has $196,500 in uncommitted lines of credit, of which $133,500 is generally reserved for letters of credit. The Company pays no commitment fees for these available lines of credit. On March 2, 2001, $59,000 was in use under these lines of credit. Maximum borrowings from all these sources during the current year were $104,000 of which $40,000 was long-term. The Company anticipates continued use and availability of both committed and uncommitted resources as working capital needs may require.

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

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Quarterly Report contains forward-looking statements of the Company’s beliefs or expectations regarding anticipated future results of the Company. These statements are based on numerous assumptions and are subject to risks and uncertainties. Although the Company feels that the beliefs and expectations in the forward-looking statements are reasonable, it does not and cannot give any assurance that the beliefs and expectations will prove to be correct. Many factors could significantly affect the Company’s operations and cause the Company’s actual results to be substantially different from the Company’s expectations. Those factors include, but are not limited to: (i) general economic and apparel business conditions; (ii) continued retailer and consumer acceptance of the Company’s products; (iii) global manufacturing costs; (iv) the financial condition of customers or suppliers; (v) changes in capital market conditions; (vi) governmental and business conditions in countries where the Company’s products are manufactured; (vii) changes in trade regulations; (viii) the impact of acquisition activity; (ix) changes in the Company’s plans, strategies, objectives, expectations or intentions, which may happen at any time in the discretion of the Company; and (x) other risks and uncertainties indicated from time to time in the Company’s filings with the Securities and Exchange Commission. The Company does not have an obligation to publicly update any forward-looking statements, whether as a result of the receipt of new information, the occurrence of future events or otherwise.

ADDITIONAL INFORMATION

For additional information concerning the Company's operations, cash flows, liquidity and capital resources, this analysis should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements contained in the Company’s Annual Report for the fiscal year ended June 2, 2000.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits.

10(i) Note Agreement between the Company and SunTrust of Georgia dated February 18, 2001 covering the Company’s long term note due June 15, 2001

(b) Reports on Form 8-K.

The Registrant did not file any reports on Form 8-K during the quarter ended March 2, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OXFORD INDUSTRIES, INC.

(Registrant)

/s/Ben B. Blount, Jr.
Date: April 12, 2001.	Ben B. Blount, Jr
Chief Financial Officer