Form 10-K
period 2001-06-01
OXFORD INDUSTRIES INC
filed 2001-08-29
CIK 75288

FORM 10-K
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended June 1, 2001

OR

[ ] Transition Report Pursuant To Section 13 or 15(d) of

For the transition period from____ to____
The Securities Exchange Act of 1934[NO FEE REQUIRED}

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

Securities registered pursuant to Section 12(g) of the Act:
NONE
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

State the aggregate market value of the voting stock held by nonaffiliates of the Registrant: As of August 15, 2001, the aggregate market value of the voting stock held by nonaffiliates of the Registrant (based upon the closing price for the common stock on the New York Stock Exchange on that date) was approximately $101,122,912.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the last practicable date.

Title of each class	Number of shares outstanding as of August 15, 2001
Common Stock, $1 par value	7,480,048

Documents incorporated by Reference

(1) Sections of 2001 Annual Report to Stockholders (Incorporated in Parts II and IV of this Report).

(2) Sections of Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days after June 1, 2001. (Incorporated in Part III of this Report).

PART I

Item 1. Business.

BUSINESS AND PRODUCTS

Introduction and Background

Oxford Industries, Inc. (the "Company") was incorporated under the laws of the State of Georgia as Oxford Manufacturing Company, Inc. on April 27, 1960. In 1967, its name was changed to Oxford Industries, Inc. Its principal office is in Atlanta, Georgia.

The Company's primary business is the design, manufacture, marketing and sale of consumer apparel products in the popular to better price ranges. Substantially all of the Company's distribution facilities, offices and customers are located in the United States. Company-owned manufacturing facilities are located in Mexico, the Caribbean, Central America and Asia.

The Company is organized into four operating groups that reflect four major product lines. The operating groups are the Oxford Shirt Group, Lanier Clothes, Oxford Slacks and the Oxford Womenswear Group. The Shirt Group operations encompass dress and sport shirts, golf and children's apparel. Lanier Clothes produces suits, sportcoats, suit separates and dress slacks. Oxford Slacks is a producer of private label dress and casual slacks and shorts. The Oxford Womenswear Group is a producer of budget and moderate priced private label women's apparel. Corporate and other is a reconciling category for reporting purposes and includes the Company's corporate offices, and other costs and services that are not allocated to operating groups.

DISTRIBUTION

The Company's customers include national and regional chain stores, mail order and catalog firms, discount stores, department stores and chain and independent specialty stores.

Customer Distribution Analysis
	June 1, 2001		June 2, 2000		May 28, 1999

	Total Customers	Sales %	Total Customers	Sales %	Total Customers	Sales %
Top 50	50	90.75%	50	92.43%	50	92.86%
All Other	7,581	9.25%	6,676	7.57%	4,952	7.14%
Total	7,631	100%	6,726	100%	5,002	100%

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

MANUFACTURING, RAW MATERIALS AND SOURCES OF SUPPLY

Manufacturing and Raw Materials

Apparel products are manufactured from cotton, linen, wool, silk, other natural fibers, synthetics and blends of these materials. Materials used by the Company in its manufacturing operations are purchased from numerous domestic and foreign textile mills and converters in the form of woven or knitted finished fabrics. Buttons, zippers, thread and other trim items are purchased from both domestic and foreign suppliers. The Company's manufacturing facilities perform cutting, sewing and related operations to produce finished apparel products from these materials. At the end of the 2001 fiscal year, domestic production for the Company accounted for approximately 9% of the Company's business, of which approximately 1% came from the Company's United States manufacturing facilities, and approximately 8% came from United States contractors.

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

The Company manufactures in its own facilities in Mexico, the Dominican Republic, Costa Rica, Honduras, and the Philippines.

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

TRADEMARKS, LICENSES AND PATENTS

Trademarks

Principal menswear trademarks owned by the Company and Subsidiaries are "Lanier Clothes" and "Holbrook" for men's suits and sportcoats, "Oxford Shirtings" and "Holbrook"for men's shirts, "Travelers Worsted" for mens suits, "Everpress" for men's slacks; "928" for young men's suited separates, and "Ely Cattleman" , "Cumberland Outfitters" and "Plains" for men's western wear.

Although the Company is not dependent on any single trademark, it believes its trademarks in the aggregate are of significant value to its business.

The Company actively pursues the acquisition of significant brands and related businesses.

Licenses

The Company also has the right to use trademarks under license and design agreements with the trademarks' owners. Principal menswear trademarks the Company has the right to use are "Robert Stock" for men's suits, sport coats and dress slacks; "Oscar de la Renta" for men's suits, sport coats, vests, and dress and casual slacks; "Tommy Hilfiger" for men's dress shirts and men's and women's golf apparel; "Nautica" for men's tailored suits, sport coats and dress slacks; "Geoffrey Beene" for men's tailored suits, sport coats, vests and dress slacks; "Slates" for men's sportcoats and soft suitings; "Izod Club" for men's, women's and junior's golf apparel and "DKNY" for newborns, toddlers, girl's and boy's apparel. Oxford Industries, Inc. and Donna Karan International have mutually agreed to terminate the DKNY Kids license on December 31, 2001. The license will be consolidated with Donna Karan International's European license holder for children's wear. Oxford will continue to service the business until the termination date.

The above mentioned license and design agreements will expire at various dates through the Company's fiscal 2004 year. Many of the Company's licensing agreements are eligible for renewal to extend the licenses through various dates from the Company's fiscal 2002 through 2014 years.

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

Order Backlog

As of June 1, 2001 and June 2, 2000, the Company had booked orders amounting to approximately $142,694,000 and $154,708,000, respectively, all of which will be shipped within six months after each such date. These numbers represent only store orders on hand and do not include private-label contract balances. A growing percentage of the Company's business consists of at-once EDI "Quick response" programs with large retailers. Replenishment shipments under these programs generally possess such an abbreviated order life as to exclude them from the order backlog completely. The Company therefore does not believe that this backlog information is indicative of sales to be expected for the following year.

WORKING CAPITAL

The Company supplements operating cash with its $90,000,000 trade receivables securitization program and committed and uncommitted bank lines of credit. On June 1, 2001, $56,000,000 of accounts receivable had been sold and was outstanding under the securitization program. On June 1, 2001, the Company had available for its use a committed line of credit aggregating $5,000,000. The Company has agreed to pay committed fees for this available line of credit. At June 1, 2001, there were no borrowings under this line. In addition, the Company has $184,500,000 in uncommitted lines of credit, of which $123,500,000 is reserved exclusively for letters of credit. The Company pays no commitment fees for these available lines of credit. At June 1, 2001 there were no borrowings under these lines. The Company anticipates use and availability of both committed and uncommitted resources as working capital needs may require

At the end of fiscal 2000 the Company had available for its use committed lines of credit with several lenders aggregating $52,000,000 at June 2, 2000. These lines of credit are used by the Company to cover fluctuations in working capital needs. The Company had $52,000,000 outstanding under these lines of credit at the end of fiscal 2000, of which $40,000,000 was long-term. In addition, at the end of fiscal 2000, the Company had $231,500,000 in uncommitted lines of credit, of which $143,500,000 was reserved for the issuance of letters of credit. At June 2, 2000, $6,500,000 was outstanding under these lines of credit. The Company had cash of $10,185,000 and $8,625,000 at the end of the 2001 and 2000 fiscal years. The weighted average interest rate on all short-term borrowings for the 2001 fiscal year was 6.2%.

Inventory levels are affected by order backlog and anticipated sales. It is general practice of the Company to offer payment terms of net 30 to the majority of its customers, from date of shipment.

The Company believes that its working capital requirements and financing resources are comparable with those of other major, financially sound apparel manufacturers.

MAJOR CUSTOMERS

The Company's ten largest customers accounted for approximately 73% of the Company's net sales in fiscal 2001 and approximately 74% in fiscal 2000. Wal-Mart accounted for 15% and 15% in the 2001 and 2000 fiscal years, respectively. Target accounted for 14% and 12% in the 2001 and 2000 fiscal years, respectively. Lands' End, Inc. accounted for 11% and 11% of net sales in the 2001 and 2000 fiscal years, respectively. JCPenney Company, Inc. accounted for 9% and 10% of net sales in the 2001 and 2000 fiscal years, respectively. The Company believes that its relationships with all of its major customers, including Wal-Mart, Target, Lands' End, Inc. and JCPenny Company are excellent.

COMPETITION

The Company's products are sold in a highly competitive domestic market in which numerous U. S. based and foreign manufacturers compete. No single manufacturer or small group of manufacturers dominates the apparel industry. The Company believes it is a major apparel manufacturing and marketing company, but there are other apparel firms with greater sales and financial resources.

Competition within the apparel industry is based upon styling, marketing, price, quality, customer service and, with respect to branded and designer product lines, consumer recognition and preference. The Company believes it competes effectively with other members of the industry with regard to all of these factors. Successful competition in styling and marketing is related to the Company's ability to foresee changes and trends in fashion and consumer preference and to present appealing product programs to its customers. Successful competition in price, quality and customer service is related to its ability to maintain efficiency in production, sourcing and distribution.

Substantially all of the apparel sold by the Company and its principal competitors is produced outside the United States. Most of the apparel sold by the Company and some of its competitors is sold to its customers on a landed, duty-paid basis after it is imported into the U.S. Other of the Company's competitors sell apparel to their customers, many of whom are also customers of the Company, on a direct basis in which the customer takes ownership in the country of production. In this direct sourcing scenario the customer handles the inbound logistics and customs clearance. Direct sourcing presents a competitive challenge to the Company. The Company is unable to quantify the effect of this trend on its sales and profits but believes that direct sourcing adversely affects both. The Company believes that the relative price advantage to retailers of direct sourcing is offset to an extent by the Company's ownership of or long term relationships with foreign facilities and by services provided to its customers such as delivery flexibility, manufacturing expertise, product development and design and supply chain management including the new supply chain management technology and information systems that the Company is implementing.

Critical to the Company's competitiveness is choosing the most competitive countries for the production of its products. Which country is the most competitive to produce a particular product depends on a variety of factors. These factors include availability of globally competitive fabric and other raw materials, labor and manufacturing costs, ability to meet quality standards, required lead times, logistics and the impact of international trade rules and trade preference agreements and legislation on apparel exports from that country to the United States.

Trade preference agreements and legislation are important because apparel imports into the United States are highly restricted. There are two key types of restrictions. First, the duty rates on the product categories that cover the majority of the Company's products range from 15-20%. Second, the United States has implemented restrictive quotas on the importation of many classifications of textiles and textile products from most of the major apparel producing countries including most of the countries where the Company produces apparel. Through December of 1994, these restraints were permitted pursuant to the Multi-Fiber arrangement (MFA), an international textile trade agreement to which the United States was a party. During the Uruguay Round of the General Agreement of Tariffs and Trade, the United States and other countries negotiated a successor agreement to the MFA known as the Agreement on Textiles and Clothing (ATC). The ATC became effective on January 1, 1995.

The ATC requires that importing countries gradually phase out approximately half of the restrictive quotas on the importation of textiles and apparel products that were in place on December 31, 1994 over a ten year period. The remaining quotas are to be eliminated on January 1, 2005. However, the ATC allows importing countries such as the United States significant discretion in determining when during the ten year period quotas on particular products from particular countries will be eliminated. The United States has announced a plan that will keep quotas on most of the products produced by the Company for the entire ten-year period. In addition, the ATC permits importing countries, under certain conditions, to impose new quotas on the importation of textile and apparel products during the ten-year phase out period. Thus, the extent to which the ATC will liberalize trade in textile and apparel products over the next four years is unclear. Reduced restrictions on the importation of textiles and textile products could negatively affect the competitiveness of the Company's manufacturing and sourcing activities in some countries, but could also positively affect its manufacturing and sourcing activities in other countries. The Company believes that when the ATC is fully implemented on January 1, 2005, the competitiveness of many countries as apparel sourcing locations will change significantly.

Currently, there are various trade preference agreements and trade preference legislation that provide apparel importers including the Company with relief from duty and quota. These include, but are not limited to, the United States-Caribbean Basin Trade Partnership Act, the African Growth and Opportunity Act, the North American Free Trade Agreement and the Israel Free Trade Agreement. Future trade agreements and legislation that may affect the Company's manufacturing and sourcing agreements include but are not limited to, the renewal and possible expansion of the Andean Trade Preference Act and the proposed Free Trade of the Americas Agreement. The Company believes that it is effective in using various trade preference agreements and legislation to its competitive advantage.

EMPLOYEES

As of June 1, 2001, the Company employed 9,469 persons, approximately 82% of whom were hourly and incentive paid production workers. The Company believes its employee relations are excellent.

Item 2. Properties.

At June 1, 2001 the Company operated a total of 13 production plants all of which are located in foreign countries. Four plants are owned and nine are leased. The plants are located in Mexico, the Dominican Republic, Costa Rica, Honduras, and the Philippines.

The Company also maintains separate warehousing and distribution facilities in Arizona, Georgia, Mississippi, Tennessee and South Carolina.

Certain of the manufacturing, warehousing and distribution facilities deemed owned by the Company are held pursuant to long-term capital leases or lease purchase agreements, some of which have been entered into by the Company in connection with industrial revenue bond financing arrangements. Under this type of financing, the facilities are subject to trust indentures or security agreements securing the interests of the bondholders. See Notes E and F in the Notes to Consolidated Financial Statements forming a part of the financial statements included under Item 8 of this Report.

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

Item 3. Legal Proceedings.

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 4A. Executive Officers of the Registrant.

Name	Age	Office Held
J. Hicks Lanier	61	Chairman of the Board, President and Chief Executive Officer

Ben B. Blount, Jr	62	Executive Vice President-Finance, Planning and Development and Chief Financial Officer

L. Wayne Brantley	59	Group Vice President

R. Larry Johnson	62	Group Vice President

Knowlton J. O'Reilly	61	Group Vice President

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

Mr. Knowlton J. O'Reilly has served as Group Vice President of the Company since 1978.

Messrs. L. Wayne Brantley and R. Larry Johnson have served as Group Vice Presidents of the Company since 1997.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

Incorporated by reference to the table presented under the heading "Common Stock Information" on page 32 of the Company's 2001 Annual Report to Stockholders (Exhibit 13 hereto). On August 15, 2001, there were 601 holders of record of the Company's common stock.

Item 6. Selected Financial Data.

Incorporated by reference to page 18 of the Company's 2001 Annual Report to Stockholders (Exhibit 13 hereto).

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Incorporated by reference to page 19 through 22 of the Company's 2001 Annual Report to Stockholders (Exhibit 13 hereto).

Item 8. Financial Statements and Supplementary Data.

Financial statements, including selected quarterly financial data, are incorporated by reference to pages 23 through 32 of the Company's 2001 Annual Report to Stockholders (Exhibit 13 hereto).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Information required by this item covering directors of the Company is incorporated by reference to the information presented under the heading "Election of Directors - Directors and Nominees" in the Company's Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days after June 1, 2001. Information required by this item covering executive officers of the Company is set forth under Item 4A of this Report.

Item 11. Executive Compensation.

Incorporated by reference to the information presented under the heading "Executive Compensation and Other Information" in the Company's Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days after June 1, 2001.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

Incorporated by reference to the information presented under the heading "Beneficial Ownership of Common Stock" in the Company's Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days after June 1, 2001.

Item 13. Certain Relationships and Related Transactions.

Incorporated by reference to the information presented under the heading "Executive Compensation and Other Information - Compensation Committee Interlocks and Insider Participation" in the Company's Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days after June 1, 2001.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) 1. Financial Statements

Included on pages 18 through 34 of the 2001 Annual Report to Stockholders (Exhibit 13 hereto) and incorporated by reference in this Form 10-K:

Report of Independent Public Accountants

Consolidated Balance Sheets at June 1, 2001 and June 2, 2000

Consolidated Statements of Earnings for years ended June 1, 2001, June 2, 2000 and May 28, 1999

Consolidated Statements of Stockholders' Equity for years ended June 1, 2001, June 2, 2000 and May 28, 1999

Consolidated Statements of Cash Flows for years ended June 1, 2001, June 2, 2000 and May 28, 1999

Notes to Consolidated Financial Statements for years ended June 1, 2001, June 2, 2000 and May 28, 1999

2. Financial Statement Schedules

Included herein:

Report of Independent Public Accountants on Financial Statement Schedule.

Schedule II - Valuation and Qualifying Accounts.

3. Exhibits
3(a)	Articles of Incorporation of the Company. Incorporated by reference to Exhibit 3(a) to the Company's Form 10-Q for the fiscal quarter ended August 29, 1997.

3(b)	Bylaws of the Company. Incorporated by reference to Exhibit 3(b) to the Company's Form 10-K for the fiscal year ended May 28, 1999.

10(a)	1997 Stock Option Plan. Incorporated by reference to Exhibit A, "1997 Stock Option Plan", to the Company's Proxy Statement dated August 29, 1997

10(b)	1997 Restricted Stock Plan. Incorporated by reference to Exhibit B, "1997 Restricted Stock Plan", to the Company's Proxy Statement dated August 29, 1997.

10(c)	Non-qualified Deferred Compensation Plan

10(e)	Executive Medical Reimbursement Plan

10(h)	1992 Stock Option Plan.

10(j)	Accounts receivable sale agreement between Oxford Industries, inc. and Oxford Receivables Company.

10(k)	Loan agreement between Oxford Receivables Company and Three Pillars Funding Corporation

10 (l)	Liquidity Asses Purchase Agreement between SunTrust Bank and Three Pillars Funding Corporation

13

2001 Annual Report to Stockholders (furnished for the information of the Commission and not deemed "filed" or part of this Form 10-K except for those portions expressly incorporated herein by reference).

23	Consent of Arthur Andersen LLP

24	Powers of Attorney

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

J. Hicks Lanier

Chairman and President

Date: August 29, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/J. Hicks Lanier J. Hicks Lanier	President, Chief Executive Officer and Director	August 29, 2001

/s/Ben B. Blount, Jr. Ben B. Blount, Jr.	Executive Vice President, Chief Financial Office and Director	August 29, 2001

/s/Paul J. Soni Paul J. Soni	Controller	August 29, 2001

/s/Thomas Caldecot Chubb III Cecil D. Conlee*	Director	August 29, 2001

/s/Thomas Caldecot Chubb III Thomas Gallagher*	Director	August 29, 2001

/s/Thomas Caldecot Chubb II J. Reese Lanier*	Director	August 29, 2001

/s/Thomas Caldecot Chubb III Knowlton J. O'Reilly*	Director	August 29, 2001

/s/Thomas Caldecot Chubb III Clarence B. Rogers, Jr.*	Director	August 29, 2001

/s/Thomas Caldecot Chubb III Robert E. Shaw*	Director	August 29, 2001

/s/Thomas Caldecot Chubb III E. Jenner Wood*	Director	August 29, 2001

/s/Thomas Caldecot Chubb III Helen B. Weeks*	Director	August 29, 2001

*by power of attorney

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

ON FINANCIAL STATEMENT SCHEDULE

To Oxford Industries, Inc.:

We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in Oxford Industries, Inc.'s 2001 Annual Report to Stockholders incorporated by reference in this Form 10-K, and have issued our report thereon, dated July 13, 2001. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Item 14(a)2 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Atlanta, Georgia

July 13, 2001

OXFORD INDUSTRIES, INC. AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B	Column C		Column D	Column E
		Additions	Deductions
Description	Balance at Beginning of Period	Charged to Income	Recoveries	Write-Offs	Balance at End of Period
Reserves for losses
From accounts receivable:

Year ended May 28, 1999	$3,098,000	$1,037,000	$41,000	$517,000	$3,659,000

Year ended June 2, 2000	$3,659,000	($200,000)	$258,000	$354,000	$3,363,000

Year ended June 1, 2001	$3,363,000	$505,000	$33,000	$492,000	$3,409,000