Form 10-Q
period 2001-08-31
OXFORD INDUSTRIES INC
filed 2001-10-10
CIK 75288

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[ X ] Quarterly Report Pursuant To Section 13 or 15(d) of
The Securities Exchange Act of 1934

For the quarterly period ended AUGUST 31, 2001

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
Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Number of shares outstanding
Title of each class	as of October 8, 2001
Common Stock, $1 par value	7,510,558

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

OXFORD INDUSTRIES, INC.
CONSOLIDATED STATEMENT OF EARNINGS
QUARTERS ENDED AUGUST 31, 2001 AND SEPTEMBER 1, 2000
(UNAUDITED)

$ in thousands except per share amount	Quarter Ended
	August 31, 2001	September 1, 2000
Net Sales	$179,530	$204,368
Cost of goods sold	143,210	167,024
Gross Profit	36,320	37,344
Selling, general and administrative	31,203	30,628
Earnings Before Interest and Taxes	5,117	6,716
Interest	73	1,108
Earnings Before Income Taxes	5,044	5,608
Income Taxes	1,917	2,131
Net Earnings	$3,127	$3,477
Basic Earnings Per Common Share	$0.42	$0.46
Diluted Earnings Per Common Share	$0.42	$0.45
Basic Number of Shares Outstanding	7,439,168	7,637,385
Diluted Number of Shares Outstanding	7,487,273	7,654,425
Dividends Per Share	$0.21	$0.21

See notes to consolidated financial statements.

OXFORD INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
AUGUST 31, 2001, JUNE 1, 2001 AND SEPTEMBER 1, 2000
(UNAUDITED EXCEPT FOR JUNE 1, 2001)

$ in thousands	August 31, 2001	June 1, 2001	September 1, 2000
Assets
Current Assets:
Cash	$6,330	$10,185	$7,690
Receivables	59,387	50,699	130,434
Inventories:
Finished Goods	91,748	92,623	96,428
Work in process	16,484	22,064	22,468
Fabric, trim & Supplies	19,483	32,683	29,166
	127,715	147,370	148,062
Prepaid expenses	11,450	11,416	11,552
Total Current Assets	204,882	219,670	297,738
Property, Plant and Equipment	32,151	33,516	36,780
Deferred Income Taxes	256	-	107
Other Assets	9,468	10,054	11,358
Total Assets	$246,757	$263,240	$345,983

Liabilities and Stockholders' Equity
Current Liabilities
Notes payable	$ -	$ -	$34,500
Trade accounts payable	35,928	54,787	63,548
Accrued compensation	9,730	11,617	9,199
Other accrued expenses	20,541	18,252	23,724
Dividends Payable	1,571	1,549	1,601
Income taxes	1,570	2,924	3,435
Current maturities of long-term debt	245	263	200
Total Current Liabilities	69,585	89,392	136,207
Long Term Debt, less current maturities	399	399	40,513
Noncurrent Liabilities	4,500	4,500	4,500
Deferred Income Taxes	-	9	-
Stockholders' Equity:
Common Stock	7,504	7,406	7,583
Additional paid in capital	14,386	11,741	11,258
Retained earnings	150,383	149,793	145,922
Total Stockholders' equity	172,273	168,940	164,763
Total Liabilities and Stockholders' Equity	$246,757	$263,240	345,983

See notes to consolidated financial statements.

OXFORD INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
QUARTERS ENDED AUGUST 31, 2001 AND SEPTEMBER 1, 2000
(UNAUDITED)

$ in thousands	August 31, 2001	September 1, 2000
Cash Flows From Operating Activities
Net earnings	$3,127	$3,477
Adjustments to reconcile net earnings to
Net cash used in operating activities:
Depreciation and amortization	2,158	2,202
Loss/(gain) on sale of property, plant and equipment	3	(31)
Changes in working capital:
Receivables	(8,688)	(17,567)
Inventories	19,655	5,175
Prepaid Expenses	(858)	(1,234)
Trade accounts payable	(18,859)	(4,873)
Accured expenses and other current liabilities	402	(1,816)
Income taxes payable	(1,354)	2,287
Deferred income taxes	559	(218)
Other noncurrent assets	63	22
Net cash used in operating activities	(3,792)	(12,576)

Cash Flows from Investing Activities
Purchase of property, plant and equipment	(284)	(1,265)
Proceeds from sale of property, plant and equipment	12	(54)
Net cash used in investing activities	(272)	(1,319)

Cash flows from financing Activities
Short-term borrowings	-	16,000
Long-term debt	(18)	(5)
Proceeds from issuance of common stock	1,776	57
Purchase and retirement of common stock	-	(1,485)
Dividends on common stock	(1,549)	(1,607)
Net cash provided by financing activities	209	12,960

Net change in Cash and Cash Equivalents	(3,855)	(935)
Cash and Cash Equivalents at the Beginning of Period	10,185	8,625
Cash and Cash Equivalents at End of Period	$6,330	$7,690

Supplemental disclosure of Cash Flow Information
Cash paid (received) for:
Interest, net	($70)	$1,340
Income taxes	2,253	502

See notes to consolidated financial statements.

OXFORD INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTERS ENDED AUGUST 31, 2001 AND SEPTEMBER 1, 2000

  The foregoing unaudited consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods. All such adjustments are of a normal recurring nature. The results for interim periods are not necessarily indicative of results to be expected for the year.

  The financial information presented herein should be read in conjunction with the consolidated financial statements included in the Registrant's Annual Report on Form 10-K for the fiscal year ended June 1, 2001.

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

Corporate and other is a reconciling category for reporting purposes and includes the Company's corporate offices and other costs and services that are not allocated to operating groups.

Oxford Industries, Inc.
Segment Information
Quarters ended August 31, 2001 and September 1, 2000
(unaudited)
$ in thousands
	Quarter Ended
	August 31, 2001	September 1, 2000
Net Sales
Oxford Shirt Group	$54,469	$61,566
Lanier Clothes	40,711	43,377
Oxford Slacks	22,002	26,734
Oxford Womenswear Group	62,227	72,627
Corporate and other	121	64
Total	$179,530	$204,368

Oxford Industries, Inc.
Segment Information
(unaudited)

$ in thousand	Quarter Ended
	August 31, 2001	September 1, 2000
Depreciation and amortization
Oxford Shirt Group	$519	$593
Lanier Clothes	453	415
Oxford Slacks	254	263
Oxford Womenswear Group	690	680
Corporate and other	242	251
Total	$2,158	$2,202
EBIT
Oxford Shirt Group	$1,427	$933
Lanier Clothes	4,407	2,981
Oxford Slacks	1,095	1,740
Oxford Womenswear Group	4,036	4,014
Corporate and other	(5,848)	(2,952)
Total	5,117	6,716
Interest expense, net	73	1,108
Earnings before taxes	$5,044	$5,608

	Quarter Ended
	August 31, 2001	September 1, 2000
ASSETS
Oxford Shirt Group	$106,883	$122,494
Lanier Clothes	94,376	107,200
Oxford Slacks	38,808	47,630
Oxford Womenswear Group	77,907	87,737
Corporate and other	(71,217)	(19,078)
Total	$246,757	$345,983

Purchase of property, plant and equipment
Oxford Shirt Group	$141	$362
Lanier Clothes	53	483
Oxford Slacks	6	207
Oxford Womenswear Group	47	137
Corporate and other	37	76
Total	$284	$1,265

5. During its fiscal 2001 year, the Company entered into a $90 million asset backed revolving securitization facility under which the Company sells a defined pool of its accounts receivable to a wholly-owned special purpose subsidiary (the "Securitization Facility"). The Company has $53 million outstanding under the Securitization Facility as of August 31, 2001. The unpaid balance of accounts receivable sold was approximately $113 million. The Company continues to service these receivables and maintains a retained interest in the receivables. The Company has not recorded a servicing asset or liability since the cost to service the receivables approximates the servicing income. The retained interest totaling approximately $60.2 million represents the excess of the receivables sold to the wholly-owned special purpose entity over the amount funded to the Company. The retained interest in the receivables sold is included in the caption "Receivables" in the accompanying consolidated balance sheet as of August 31, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIALCONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth items in the Consolidated Statements of Earnings as a percent of net sales and the percentage change of those items as compared to the prior year. All dollar amounts are expressed in thousands. (Percentages are calculated based on actual data, but percentage columns may not add due to rounding.) Certain prior year information has been restated to be consistent with the current presentation.

	FIRST QUARTER		FIRST QUARTER
	FY 2002		FY 2001		CHANGE
	$000'S	%	$000'S	%	$000'S	%
Net Sales	$179,530	100.0	$204,368	100.0	$(24,838)	-12.2
Cost of goods sold	143,210	79.8	167,024	81.7	(23,814)	-14.3
Gross Profit	36,320	20.2	37,344	18.3	(1,024)	-2.7
S, G and A	31,203	17.4	30,628	15.0	575	1.9
EBIT	5,117	2.9	6,716	3.3	(1,599)	-23.8
Interest, net	73	0.0	1,108	0.5	(1,035)	-93.4
Earnings Before Taxes	5,044	2.8	5,608	2.7	(564)	-10.1
Income taxes	1,917	1.1	2,131	1.0	(214)	-10.0
Net Earnings	$3,127	1.7	$3,477	1.7	$(350)	-10.1

Total Company

Net sales decreased 12.2% from the first quarter of the prior year. The unit sales decline of 15.9% was partially offset by a 4.4% increase in the average selling price per unit. The sales decline was primarily caused by deteriorating economic conditions, continuing weakness in apparel sales at retail and lagging consumer demand for replenishment merchandise. Licensed and owned brands made up a larger percentage of total sales than in the prior year, effectively shifting the sales mix to higher margin products with higher average selling prices.

Cost of goods sold declined from 81.7% of net sales in the prior year to 79.8% in the current year. Part of this decline was due to the increased proportion of higher margin licensed and owned brands mentioned previously. The Company also benefited from favorable costing variances resulting from a shift in sourcing mix to lower cost locations. The Company also contributed approximately $1,600 in previously marked down inventory to a charitable organization, which resulted in a $1,600 decrease in cost of goods sold with a corresponding increase in charitable contributions (S,G & A).

Selling, general and administrative expenses (S,G & A) increased from 15.0% of net sales in the prior year to 17.4% in the current year. The increase was due in part to the sales decline and the higher percentage of branded business, which carries a higher expense structure. Under the Company's trade receivables securitization program, financing costs were reflected on the income statement as S,G & A expenses rather than as interest expense. These costs increased S,G & A and decreased interest expense by approximately $551 in the first quarter. Higher energy, transportation, employee benefits and severance costs in addition to the charitable contribution also added to S,G & A in the current year.

Interest expense declined in the first quarter of this year compared to the first quarter of last year due to lower average borrowing requirements and lower average interest rates. Approximately $551 of financing cost for the trade receivables securitization program were reflected as S,G & A rather than interest expense.

The Company's effective tax rate was 38.0% in the prior year and in the current year and does not differ significantly from the Company's statutory rates.

Segment Results

The Company's business segments are the Oxford Shirt Group, Lanier Clothes, Oxford Slacks and the Oxford Womenswear Group. The Shirt Group operations encompass dress and sport shirts, golf and children's apparel. Lanier Clothes produces suits, sportscoats, suit separates and dress slacks. Oxford Slacks is a producer of private label dress and casual slacks and shorts. The Oxford Womenswear Group is a producer of budget and moderate-priced private label women's apparel. Corporate and other is a reconciling category for reporting purposes and includes the Company's corporate offices and other costs and services that are not allocated to operating groups. All data with respect to the Company's specific segments included within "Management's Discussion and Analysis" is presented before applicable intercompany eliminations. (See Note 4 of Notes to Consolidated Financial Statements for additional segment information.)

	FIRST QUARTER		FIRST QUARTER
Net Sales	FY 2002		FY 2001		CHANGE
($ In thousands)	$000'S	%	$000'S	%	$000'S	%

Oxford Shirt Group	$54,469	30.3	$61,566	30.1	$(7,097)	-11.5
Lanier Clothes	40,711	22.7	43,377	21.2	(2,666)	-6.1
Oxford Slacks	22,002	12.3	26,734	13.1	(4,732)	-17.7
Womenswear Group	62,227	34.7	72,627	35.5	(10,400)	-14.3
Corporate and Other	121	0.1	64	0.0	57	89.1
Total Net Sales	$179,530	100.0	$204,368	100.0	$(24,838)	-12.2

	FIRST QUARTER		FIRST QUARTER
	FY 2002		FY 2001		CHANGE
EBIT
($ In thousands)	$000'S	%	$000'S	%	$000'S	%
Oxford Shirt Group	$1,427	2.6	$933	1.5	$494	52.9
Lanier Clothes	4,407	10.8	2,981	6.9	1,426	47.8
Oxford Slacks	1,095	5.0	1,740	6.5	(645)	-37.1
Womenswear Group	4,036	6.5	4,014	5.5	22	0.5
Corporate and Other	(5,848)	N/A	(2,952)	N/A	(2,896)	98.1
Total EBIT	$5,117	2.9	$6,716	3.3	$(1,599)	-23.8

Oxford Shirt Group

The Oxford Shirt Group posted a first quarter sales decline of 11.5% to $54,469. The unit sales decline of 12.3% was minimally offset by a 0.9% increase in the average selling price per unit. The largest sales declines came in westernwear and private label dress and sport shirts. Higher initial margins and cost containment initiatives resulted in a 52.9% increase in EBIT to $1,427.

Lanier Clothes

Lanier Clothes, the Company's tailored clothing group, posted a first quarter sales decline of 6.1% to $40,711. The decline in the average selling price per unit of 7.4% was slightly offset by a 1.3% increase in unit sales. Lower private label shipments to direct mail customers primarily accounted for the sales decline. The group benefited from a more profitable product mix and favorable costing variances. EBIT increased 47.8% to $4,407.

Oxford Slacks Group

Oxford Slacks posted a first quarter sales decline of 17.7% to $22,002. The decline in unit sales of 11.0% was compounded by a decline in the average unit sales price of 7.5%. The sales decline was attributable to lower shipments to specialty catalogs and mass merchants. As a result of the sales shortfall, EBIT declined 37.1% to $1,095.

Oxford Womenswear Group

The Womenswear Group posted a first quarter sales decline of 14.3% to $62,227. The unit sales decline of 19.5% was partially offset by an increase in the average selling price per unit of 6.4%. Slower sell-throughs on replenishment programs and reduced shipments to direct mail customers accounted for the sales decline. EBIT increased 0.5% to $4,036.

Corporate and Other

The Corporate and other reduction in EBIT was due to underabsorbed cost as the result of reduced volume, increased employee benefits and LIFO accounting.

FUTURE OPERATING RESULTS

Prior to the tragic events of September 11, 2001,the Company's order bookings and backlog indicated an anticipated second quarter sales decline of 10% - 15% and earnings per share even with last year. The uncertainties created by those events, however, do not allow the Company to forecast future sales and earnings with a reasonable level of confidence at this time.

None of the Company's personnel, facilities or suppliers were directly impacted by the events. The Company believes the strategies it has been diligently pursuing for the past several years have positioned it well to meet the challenges it foresees at this time. As soon as the Company's customers are able to ascertain the impact on their businesses, the Company is confident that it can adapt its operations to continue to meet their needs efficiently.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Operating activities used $3,792 in the first quarter of the current year and $12,576 in the first quarter of the prior year. The primary differences were a smaller increase in accounts receivable and a larger decrease in inventory partially offset by a larger decrease in trade payables.

Investing Activities

Investing activities used $272 in the first quarter of the current year and $1,319 in the first quarter of the prior year. The primary difference was decreased capital expenditures.

Financing Activities

Financing activities generated $209 in the first quarter of the current year and $12,960 in the first quarter of the prior year. The primary difference was decreased short term borrowings.

The Company established a $90,000 accounts receivable securitization program on May 3, 2001, under which the Company sells a defined pool of its accounts receivable to a securitization conduit. The Company used the proceeds from the receivables securitization to eliminate outstanding bank borrowings. The receivables securitization program expires May 2, 2002, but may be extended from time to time by the mutual agreement of both parties. As of August 31, 2001, the Company had $53,000 outstanding from the securitization conduit.

On October 1, 2001, the Company's Board of Directors declared a cash dividend of $0.21 payable on December 1, 2001 to shareholders of record on November 15, 2001.

The Company did not purchase shares of its common stock during the first quarter of the current year.

Working Capital

Working Capital	FIRST QUARTER	FOURTH QUARTER	FIRST QUARTER
($ In thousands)	FY 2001	FY 2001	FY 2002
Current Assets	$297,738	$219,670	$204,882
Current Liabilities	136,207	89,392	69,585
Working Capital	161,531	130,278	135,297

Current Ratio	2.2	2.5	2.9

FUTURE LIQUIDITY AND CAPITAL RESOURCES

Cash flow from operations is the Company's primary source of liquidity. The Company supplements operating cash with its $90,000 accounts receivable securitization program and committed and uncommitted bank lines of credit. On August 31, 2001, $53,000 was outstanding under the securitization program. On August 31, 2001, the Company had available for its use a committed line of credit aggregating $5,000. The Company has agreed to pay commitment fees for this available line of credit. At August 31, 2001, there were no borrowings under this line. In addition, the Company had $184,500 in uncommitted lines of credit, of which $123,500 was reserved exclusively for letters of credit. The Company pays no commitment fees for these available lines of credit. At August 31, 2001, there were no direct borrowings and approximately $53,334 in trade letters of credit outstanding under these lines. The Company anticipates use and availability of both committed and uncommitted resources as working capital needs may require.

The uses of funds primarily include working capital requirements, capital expenditures, acquisitions, stock repurchases, dividends and repayment of short-term debt. The Company considers possible acquisitions of apparel-related businesses that are compatible with its long-term strategies. The Company's Board of Directors has authorized the Company to purchase shares of the Company's common stock on the open market and in negotiated trades as conditions and opportunities warrant.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Quarterly Report contains forward-looking statements of the Company's beliefs or expectations regarding anticipated future results of the Company. These statements are based on numerous assumptions and are subject to risks and uncertainties. Although the Company feels that the beliefs and expectations in the forward-looking statements are reasonable, it does not and cannot give any assurance that the beliefs and expectations will prove to be correct. Many factors could significantly affect the Company's operations and cause the Company's actual results to be substantially different from the Company's expectations. Those factors include, but are not limited to: (i) general economic and apparel business conditions; (ii) continued retailer and consumer acceptance of the Company's products; (iii) global manufacturing costs; (iv) the financial condition of customers or suppliers; (v) changes in capital market conditions; (vi) governmental and business conditions in countries where the Company's products are manufactured; (vii) changes in trade regulations; (viii) the impact of acquisition activity; (ix) changes in the Company's plans, strategies, objectives, expectations or intentions, which may happen at any time in the discretion of the Company; and (x) other risks and uncertainties indicated from time to time in the Company's filings with the Securities and Exchange Commission. The Company does not have an obligation to publicly update any forward-looking statements, whether as a result of the receipt of new information, the occurrence of future events or otherwise.

ADDITIONAL INFORMATION

For additional information concerning the Company's operations, cash flows, liquidity and capital resources, this analysis should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements contained in the Company's Annual Report for the fiscal year ended June 1, 2001.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits.

(b) Reports on Form 8-K.

The Registrant did not file any reports on Form 8-K during the quarter ended August 31, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OXFORD INDUSTRIES, INC.

(Registrant)

/s/Ben B. Blount, Jr.
Date: October 10, 2001	Ben B. Blount, Jr
Chief Financial Officer

Date: October 10, 2001
/s/Paul J. Soni
Paul J. Soni
Controller
(Chief Accounting Officer)