Form 10-Q
period 2001-11-30
OXFORD INDUSTRIES INC
filed 2002-01-10
CIK 75288

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[ X ] Quarterly Report Pursuant To Section 13 or 15(d) of
The Securities Exchange Act of 1934

For the quarterly period ended NOVEMBER 30, 2001

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
Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Number of shares outstanding
Title of each class	as of January 7, 2002
Common Stock, $1 par value	7,512,558

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

OXFORD INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
QUARTERS AND SIX MONTHS ENDED NOVEMBER 30, 2001 AND DECEMBER 1, 2000
(UNAUDITED)

$ in thousands except per share amount	Quarters Ended		Six Months Ended
	November 30, 2001	December 1, 2000	November 30, 2001	December 1, 2000
Net Sales	$156,528	$194,869	$336,058	$399,237
Cost of goods sold	128,983	159,073	272,193	326,097
Gross Profit	27,545	35,796	63,865	73,140
Selling, general and administrative	26,824	30,188	58,027	60,816
Earnings Before Interest and Taxes	721	5,608	5,838	12,324
Interest	(22)	1,248	51	2,356
Earnings Before Income Taxes	743	4,360	5,787	9,968
Income Taxes	282	1,657	2,199	3,788
Net Earnings	$461	$2,703	$3,588	$6,180
Basic Earnings Per Common Share	$0.06	$0.36	$0.48	$0.82
Diluted Earnings Per Common Share	$0.06	$0.36	$0.48	$0.82
Basic Number of Shares Outstanding	7,509,781	7,471,708	7,474,312	7,554,393
Diluted Number of Shares Outstanding	7,539,739	7,480,281	7,513,898	7,566,043
Dividends Per Share	$0.21	$0.21	$0.42	$0.42

See notes to consolidated financial statements.

OXFORD INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
NOVEMBER 30, 2001, JUNE 1, 2001 AND DECEMBER 1, 2000
(UNAUDITED EXCEPT FOR JUNE 1, 2001)

$ in thousands	November 30, 2001	June 1, 2001	December 1, 2000
Assets
Current Assets:
Cash	$7,746	$10,185	$8,539
Receivables	71,609	50,699	102,766
Inventories:
Finished Goods	75,146	92,623	102,284
Work in process	13,151	22,064	24,064
Fabric, trim & Supplies	22,873	32,683	32,487
	111,170	147,370	158,835
Prepaid expenses	11,545	11,416	11,269
Total Current Assets	202,070	219,670	281,409
Property, Plant and Equipment	30,814	33,516	35,350
Deferred Income Taxes	600	-	401
Other Assets	8,924	10,054	10,819
Total Assets	$242,408	$263,240	$327,979

Liabilities and Stockholders' Equity
Current Liabilities
Notes payable	$ -	$ -	$23,500
Trade accounts payable	34,363	54,787	62,840
Accrued compensation	11,496	11,617	11,565
Other accrued expenses	18,639	18,252	20,677
Dividends Payable	1,577	1,549	1,551
Income taxes	-	2,924	302
Current Maturities of long-term debt	225	263	194
Total Current Liabilities	66,300	89,392	120,629
Long Term Debt, less current maturities	289	399	40,402
Noncurrent Liabilities	4,500	4,500	4,500
Deferred Income Taxes	-	9	-
Stockholders' Equity:
Common Stock	7,513	7,406	7,387
Additional paid in capital	14,539	11,741	11,078
Retained earnings	149,267	149,793	143,983
Total Stockholders' equity	171,319	168,940	162,448
Total Liabilities and Stockholders' Equity	$242,408	$263,240	$327,979

See notes to consolidated financial statements.

OXFORD INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED NOVEMBER 30, 2001 AND DECEMBER 1, 2000
(UNAUDITED)

$ in thousands	November 30, 2001	December 1, 2000
Cash Flows From Operating Activities
Net earnings	$3,588	$6,180
Adjustments to reconcile net earnings to
Net cash used in operating activities:
Depreciation and amortization	4,306	4,523
Gain on sale of property, plant and equipment	79	34
Changes in working capital:
Receivables	(20,910)	10,101
Inventories	36,200	(5,598)
Prepaid Expenses	(1,235)	(951)
Trade accounts payable	(20,424)	(5,581)
Accured expenses and other current liabilities	266	(2,497)
Income taxes payable	(2,924)	(846)
Deferred income taxes	497	(512)
Other noncurrent assets	81	36
Net cash (used in) provided by operating activities	(476)	4,889

Cash Flows from Investing Activities
Purchase of property, plant and equipment	(709)	(2,340)
Proceeds from sale of property, plant and equipment	75	590
Net cash used in investing activities	(634)	(1,750)

Cash flows from financing Activities
Short-term borrowings	-	5,000
Long-term debt	(148)	(122)
Proceeds from issuance of common stock	1,939	186
Purchase and retirement of common stock	-	(5,081)
Dividends on common stock	(3,120)	(3,208)
Net cash used in financing activities	(1,329)	(3,225)

Net change in Cash and Cash Equivalents	(2,439)	(86)
Cash and Cash Equivalents at the Beginning of Period	10,185	8,625
Cash and Cash Equivalents at End of Period	$7,746	$8,539

Supplemental disclosure of Cash Flow Information
Cash paid (received) for:
Interest, net	($67)	$2,628
Income taxes	3,998	5,626

See notes to consolidated financial statements.

OXFORD INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTERS ENDED NOVEMBER 30, 2001 AND DECEMBER 1, 2000

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

Oxford Industries, Inc.
Segment Information
(unaudited)
$ in thousands
	Quarters Ended		Six Months Ended
	November 30, 2001	December 1, 2000	November 30, 2001	December 1, 2000
Net Sales
Oxford Shirt Group	$44,746	$60,713	$99,215	$122,279
Lanier Clothes	38,464	46,861	79,175	90,238
Oxford Slacks	18,460	26,202	40,462	52,936
Oxford Womenswear Group	54,740	60,968	116,967	133,595
Corporate and other	118	125	239	189
Total	$156,528	$194,869	$336,058	$399,237

Oxford Industries, Inc.
Segment Information
(unaudited)

$ in thousand	Quarters Ended		Six Months Ended
	November 30, 2001	December 1, 2000	November 30, 2001	December 1, 2000
Depreciation and amortization
Oxford Shirt Group	$519	$606	$1,038	$1,199
Lanier Clothes	443	460	896	875
Oxford Slacks	249	283	503	547
Oxford Womenswear Group	688	713	1,378	1,393
Corporate and other	249	259	491	509
Total	$2,148	$2,321	$4,306	$4,523
EBIT
Oxford Shirt Group	$(2,549)	$332	$(1,122)	$1,265
Lanier Clothes	1,661	3,096	6,068	6,077
Oxford Slacks	399	1,560	1,494	3,300
Oxford Womenswear Group	281	416	4,317	4,430
Corporate and other	929	204	(4,919)	(2,748)
Total	$721	$5,608	$5,838	$12,324
Interest expense (income), net	(22)	1,248	51	2,356
Earnings before taxes	$743	$4,360	$5,787	$9,968

		Six Months Ended
		November, 30, 2001	December 1, 2000
ASSETS
Oxford Shirt Group		$88,740	$114,579
Lanier Clothes		84,481	104,215
Oxford Slacks		34,783	44,160
Oxford Womenswear Group		58,655	80,662
Corporate and other		(24,251)	(15,637)
Total		$242,408	$327,979

Purchase of property, plant and equipment
Oxford Shirt Group		$252	$693
Lanier Clothes		263	825
Oxford Slacks		20	217
Oxford Womenswear Group		74	362
Corporate and other		100	243
Total		$709	$2,340

5. During its fiscal 2001 year, the Company entered into a $90 million asset backed revolving securitization facility under which the Company sells a defined pool of its accounts receivable to a wholly-owned special purpose subsidiary (the "Securitization Facility"). The Company has $10 million outstanding under the Securitization Facility as of November 30, 2001. The unpaid balance of accounts receivable sold was approximately $82.3 million. The Company continues to service these receivables and maintains a retained interest in the receivables. The Company has not recorded a servicing asset or liability since the cost to service the receivables approximates the servicing income. The retained interest totaling approximately $72.3 million represents the excess of the receivables sold to the wholly-owned special purpose entity over the amount funded to the Company. The retained interest in the receivables sold is included in the caption "Receivables" in the accompanying consolidated balance sheet as of November 30, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIALCONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth items in the Consolidated Statements of Earnings as a percent of net sales and the percentage change of those items as compared to the prior year. All dollar amounts within "Management's Discussion and Analysis" are expressed in thousands, except dividends per share. (Percentages are calculated based on actual data, but percentage columns may not add due to rounding.) Certain prior year information has been restated to be consistent with the current presentation.

	Quarters Ended November			Six Months Ended November
	FY 2002	FY 2001	% Change	FY 2002	FY 2001	% Change
Net Sales	$156,528	$194,869	-19.7%	$336,058	$399,237	-15.8%
Cost of Goods Sold	128,983	159,073	-18.9%	272,193	326,097	-16.5%
Gross Profit	27,545	35,796	-23.1%	63,865	73,140	-12.7%
S,G&A	26,824	30,188	-11.1%	58,027	60,816	-4.6%
EBIT	721	5,608	-87.1%	5,838	12,324	-52.6%
Interest, Net	(22)	1,248	-101.8%	51	2,356	-97.8%
Earnings Before Taxes	743	4,360	-83.0%	5,787	9,968	-41.9%
Income Taxes	282	1,657	-83.0%	2,199	3,788	-41.9%
Net Earnings	$461	$2,703	-82.9%	$3,588	$6,180	-41.9%

As a Percentage of Net Sales
Net Sales	100.0%	100.0%		100.0%	100.0%
Cost of Goods Sold	82.4%	81.6%	0.8%	81.0%	81.7%	-0.7%
Gross Profit	17.6%	18.4%	-0.8%	19.0%	18.3%	0.7%
S,G&A	17.1%	15.5%	1.6%	17.3%	15.2%	2.1%
EBIT	0.5%	2.9%	-2.4%	1.7%	3.1%	-1.4%
Interest, Net	0.0%	0.6%	-0.6%	0.0%	0.6%	-0.6%
Earnings Before Taxes	0.5%	2.2%	-1.7%	1.7%	2.5%	-0.8%
Income Taxes	0.2%	0.9%	-0.7%	0.7%	0.9%	-0.2%
Net Earnings	0.3%	1.4%	-1.1%	1.1%	1.5%	-0.4%

Total Company

Net sales declined 19.7% from the second quarter of the prior year. The unit sales decline of 12.8% for the quarter was exacerbated by a 7.9% decline in the average selling price, reflecting continuing deflation in wholesale apparel prices. Efforts by the Company's customers to lower retail inventories have led to increased order deferrals, cancellations and returns. Replenishment programs, which represent a significant percentage of the Company's business, have been running below plan.

For the six months, sales declined 15.8% to $336,058 from $399,237 in the prior year. The unit sales decline of 14.5% was compounded by a 1.6% decline in the average selling price per unit.

Cost of goods sold increased to 82.4% of net sales in the current quarter from 81.6% in the prior year. The shortfall in sales and the highly promotional retail climate resulted in higher markdowns. Underabsorbed manufacturing expenses attributable to lower production volumes negatively impacted gross margins. The Company took aggressive steps to manage inventories and reduce costs by significantly downsizing or permanently closing several offshore sewing facilities during the quarter.

For the six months, cost of goods sold declined to 81.0% of net sales in the current year from 81.7% in the prior year.

Selling, general and administrative expenses (S,G&A) increased to 17.1% of net sales in the second quarter from 15.5% in the prior year. While S,G&A increased as a percentage of sales, in absolute terms S,G&A declined from $30,188 in the second quarter of the prior year to $26,824 in the second quarter of the current year, a percentage decline of 11.1%.

For the six months, S,G&A declined from $60,816 in the prior year to $58,027 in the current year, a 4.6% decline.

Interest expense declined in the second quarter of the current year compared to the second quarter of the prior year due to lower average borrowing requirements and lower average interest rates. In addition, approximately $386 of financing cost for the trade receivables securitization program were reflected as S,G&A expense rather than interest expense.

For the six months, approximately $937 of financing cost for the trade receivables securitization program were reflected as S,G&A expense rather than interest expense.

The Company's effective tax rate was 38.0% for all periods in both the current year and the prior year and does not differ significantly from the Company's statutory rates.

Segment Results

The Company's business segments are the Oxford Shirt Group, Lanier Clothes, Oxford Slacks, and the Oxford Womenswear Group. The Shirt Group operations encompass dress and sport shirts, golf and children's apparel. Lanier Clothes produces suits, sportscoats, suit separates and dress slacks. Oxford Slacks is a producer of private label dress and casual slacks and shorts. The Oxford Womenswear Group is a producer of budget and moderate-priced private label women's apparel. Corporate and other is a reconciling category for reporting purposes and includes the Company's corporate offices and other costs and services that are not allocated to operating groups. All data with respect to the Company's specific segments included within "Management's Discussion and Analysis" is presented before applicable intercompany eliminations. (See Note 4 of Notes to Consolidated Financial Statements for additional segment information.)

	Quarters Ended November			Six Months Ended November
	FY 2002	FY 2001	% Change	FY 2002	FY 2001	% Change
Net Sales
Oxford Shirt Group	$44,746	$60,713	-26.3%	$99,215	$122,279	-18.9%
Lanier Clothes	38,464	46,861	-17.9%	79,175	90,238	-12.3%
Oxford Slacks	18,460	26,202	-29.5%	40,462	52,936	-23.6%
Womenswear Group	54,740	60,968	-10.2%	116,967	133,595	-12.4%
Corporate and Other	118	125	-5.6%	239	189	26.5%

Total Net Sales	$156,528	$194,869	-19.7%	$336,058	$399,237	-15.8%

As a Percentage of Net Sales
Oxford Shirt Group	28.6%	31.2%		29.5%	30.6%
Lanier Clothes	24.6%	24.0%		23.6%	22.6%
Oxford Slacks	11.8%	13.4%		12.0%	13.3%
Womenswear Group	35.0%	31.3%		34.8%	33.5%
Corporate and Other	0.1%	0.1%		0.1%	0.0%

Total Net Sales	100.0%	100.0%		100.0%	100.0%

EBIT	Quarters Ended November			EBIT Margin
	FY 2002	FY 2001	% Change	FY 2002	FY 2001
Oxford Shirt Group	$(2,549)	$332	-867.8%	-5.7%	0.5%
Lanier Clothes	1,661	3,096	-46.4%	4.3%	6.6%
Oxford Slacks	399	1,560	-74.4%	2.2%	6.0%
Oxford Womenswear Group	281	416	-32.5%	0.5%	0.7%
Corporate and Other	929	204	355.4%	N/A	N/A

Total Operating Income	$721	$5,608	-87.1%	0.5%	2.9%

EBIT	Six Months Ended November			EBIT Margin
	FY 2002	FY 2001	% Change	FY 2002	FY 2001
Oxford Shirt Group	$(1,122)	$1,265	-188.7%	-1.1%	1.0%
Lanier Clothes	6,068	6,077	-0.1%	7.7%	6.7%
Oxford Slacks	1,494	3,300	-54.7%	3.7%	6.2%
Oxford Womenswear Group	4,317	4,430	-2.6%	3.7%	3.3%
Corporate and Other	(4,919)	(2,748)	79.0%	N/A	N/A

Total Operating Income	$5,838	$12,324	-52.6%	1.7%	3.1%

Oxford Shirt Group

The Oxford Shirt Group reported a 26.3% sales decline from $60,713 in the second quarter of the prior year to $44,746 in the current year. A unit sales decline of 20.3% was exacerbated by a 7.3% decline in the average selling price per unit. The sales decline was spread evenly among the group's business units. Second quarter EBIT fell from a profit of $332 in the prior year to a loss of $2,549 in the current year, primarily due to the loss in the sales volume.

For the six months, net sales declined from $122,279 in the prior year to $99,215 in the current year, an 18.9% decline. EBIT declined from a profit of $1,265 in the prior year to a loss of $1,122 in the current year. This decline in EBIT was again primarily due to the loss in sales volume.

Lanier Clothes

Lanier Clothes reported sales of $38,464, down 17.9% from last year. A unit sales decline of 12.4% was compounded by 6.3% decline in the average selling price per unit. The decline resulted primarily from weak sales at department stores. Higher returns, allowances and markdowns resulted in a $1,435 decline in EBIT to $1,661.

For the six months, net sales declined $11,063 to $79,175. EBIT declined $9 to $6,068.

Oxford Slacks Group

Oxford Slacks reported second quarter sales of $18,460, down 29.5% from last year. A unit sales volume decline of 26.2% was compounded by a 4.4% decline in the average selling price per unit. Underabsorbed manufacturing expenses caused by the sales decline significantly reduced profitability. Second quarter EBIT declined $1,161 to $399.

For the six months, sales declined $12,474, to $40,462 in the current year. EBIT declined $1,806 to $1,494 in the current year. The EBIT decline was primarily due to the loss in sales volume.

Oxford Womenswear Group

The Womenswear Group reported a second quarter sales decline of 10.2% to $54,740 in the current year. A unit sales volume decline of 6.2% was exacerbated by a 4.2% decline in the average selling price per unit. The sales decline was driven primarily by lower shipments to direct mail customers. The Company permanently closed two sewing facilities in Mexico during the quarter. The cost incurred with this closure was approximately $1,100. EBIT declined $135 to $281 in the current year.

For the six months, net sales declined $16,628 to $116,967 in the current year. EBIT declined $113 to $4,317 in the current year.

Corporate and Other

The Corporate and Other change in EBIT was primarily due to LIFO accounting in the second quarter and for the six months.

FUTURE OPERATING RESULTS

The Company expects current economic conditions to continue for the balance of this fiscal year. The Company's Spring order bookings are down as retailers continue to make conservative forward commitments. The Company intends to maintain its focus on asset management and closely monitor production plans to ensure that inventory levels stay in line with anticipated demand. The Company plans to continue expense reduction initiatives until there is some improvement in the top line.

The Company believes that third quarter sales and earnings should closely approximate results for the second quarter just ended. The Company also expects fourth quarter sales to be down by a similar percentage but that earnings should improve materially over the second quarter.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Operating activities used $476 through the second quarter of the current year and generated $4,889 through the second quarter of the prior year. The difference was primarily due to the sum of decreased net earnings, an increase in receivables and a greater reduction in trade payables partially offset by the decline in inventory.

Investing Activities

Investing activities used $634 through the second quarter of the current year and $ 1,750 through the second quarter of the prior year. The primary difference was decreased capital expenditures.

Financing Activities

Financing activities used $1,329 through the second quarter of the current year and $3,225 through the second quarter of the prior year. The primary difference was the reduced repurchase of common stock offset by the elimination of short term borrowings.

The Company established a $90,000 accounts receivables securitization program on May 3, 2001, under which the Company sells a defined pool of its accounts receivable to a securitization conduit. The Company used the proceeds from receivables securitization to eliminate outstanding bank borrowings. The receivables securitization program expires May 2, 2002, but may be extended from time to time by the mutual agreement of both parties. As of November 30, 2001, the Company had $10,000 outstanding from the securitization conduit.

On January 7, 2002, the Company's Board of Director's declared a cash dividend of $0.21 payable on March 2, 2002 to shareholders of record on February 15, 2002.

The Company did not purchase any shares of its common stock during the second quarter of the current year.

Working Capital

Working Capital ($ in Thousands)	Second Quarter FY 2002	Fourth Quarter FY 2001	Second Quarter FY 2001
Current Assets	$ 202,070	$ 219,670	$ 281,409
Current Liabilities	66,300	89,392	120,629
Working Capital	$ 135,770	$ 130,278	$ 160,780

Current Ratio	3.0	2.5	2.3

FUTURE LIQUIDITY AND CAPITAL RESOURCES

Cash flow from operations is the Company's primary source of liquidity. The Company supplements operating cash with its $90,000 accounts receivable securitization program and uncommitted bank lines of credit. On November 30, 2001, $10,000 was outstanding under the securitization program. The Company has $154,500 in uncommitted lines of credit, of which $118,500 is reserved exclusively for letters of credit. The Company pays no commitment fees for these available lines of credit. At November 30, 2001, there were no direct borrowings and approximately $62,201 in trade letters of credit outstanding under these lines. The Company anticipates use and availability of both committed and uncommitted resources as working capital needs may require.

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

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Quarterly Report contains forward-looking statements of the Company's beliefs or expectations regarding anticipated future results of the Company. These statements are based on numerous assumptions and are subject to risks and uncertainties. Although the Company feels that the beliefs and expectations in the forward-looking statements are reasonable, it does not and cannot give any assurance that the beliefs and expectations will prove to be correct. Many factors could significantly affect the Company's operations and cause the Company's actual results to be substantially different from the Company's expectations. Those factors include, but are not limited to: (i) general economic and apparel business conditions; (ii) continued retailer and consumer acceptance of the Company's products; (iii) global manufacturing costs; (iv) the financial condition of customers or suppliers; (v) changes in capital market conditions; (vi) governmental and business conditions in countries where the Company's products are manufactured; (vii) changes in trade regulations; (viii) the impact of acquisition activity; (ix) changes in the Company's plans, strategies, objectives, expectations or intentions, which may happen at any time in the discretion of the Company; and (x) other risks and uncertainties indicated from time to time in the Company's filings with the Securities and Exchange Commission. The Company does not have an obligation to publicly update any forward-looking statements, whether as a result of the receipt of new information, the occurrence of the future events or otherwise.

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

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits.

(b) Reports on Form 8-K.

The Registrant did not file any reports on Form 8-K during the quarter ended November 30, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OXFORD INDUSTRIES, INC.

(Registrant)

/s/Ben B. Blount, Jr.
Date: January 10, 2002.	Ben B. Blount, Jr
Chief Financial Officer

/s/Paul J. Soni
Date: January 10, 2002.	Paul J. Soni
Controller
(Chief Accounting Officer)