Form 10-Q
period 2002-03-01
OXFORD INDUSTRIES INC
filed 2002-04-11
CIK 75288

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[ X ] Quarterly Report Pursuant To Section 13 or 15(d) of
The Securities Exchange Act of 1934

For the quarterly period ended March 1, 2002

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

Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Number of shares outstanding
Title of each class	As of April 1, 2002
Common Stock, $1 par value	7,513,629

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

OXFORD INDUSTRIES, INC.
CONSOLIDATED STATEMENT OF EARNINGS
QUARTERS AND NINE MONTHS ENDED MARCH 1, 2002 AND March 2, 2001
(UNAUDITED)

$ in thousands except per share amount	Quarters Ended		Nine Months Ended
	March 1, 2002	March 2, 2001	March 1, 2002	March 2, 2001
Net Sales	$149,495	$197,404	$485,553	$596,641
Cost of goods sold	120,583	160,599	392,776	486,696
Gross Profit	28,912	36,805	92,777	109,945
Selling, general and administrative	26,697	29,224	84,724	90,040
Earnings Before Interest and Taxes	2,215	7,581	8,053	19,905
Interest	26	1,271	77	3,627
Earnings Before Income Taxes	2,189	6,310	7,976	16,278
Income Taxes	832	2,398	3,031	6,186
Net Earnings	$1,357	$3,912	$4,945	$10,092
Basic Earnings Per Common Share	$0.18	$0.53	$0.66	$1.35
Diluted Earnings Per Common Share	$0.18	$0.53	$0.66	$1.35
Basic Number of Shares Outstanding	7,512,635	7,376,783	7,487,040	7,495,370
Diluted Number of Shares Outstanding	7,573,933	7,376,783	7,534,031	7,503,218
Dividends Per Share	$0.21	$0.21	$0.63	$0.63

See notes to consolidated financial statements.

OXFORD INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
MARCH 1, 2002 JUNE 1, 2001 AND MARCH 2, 2001
(UNAUDITED EXCEPT FOR JUNE 1, 2001)

$ in thousands	March 1, 2002	June 1, 2001	March 2, 2001
Assets
Current Assets:
Cash	$4,610	$10,185	$6,150
Receivables	107,363	50,699	135,989
Inventories:
Finished Goods	77,609	92,623	117,785
Work in process	10,625	22,064	27,490
Fabric, trim & Supplies	17,187	32,683	24,141
	105,421	147,370	169,416
Prepaid expenses	12,133	11,416	9,607
Total Current Assets	229,527	219,670	321,162
Property, Plant and Equipment	29,369	33,516	34,381
Deferred Income Taxes	1,066	-	70
Other Assets	8,918	10,054	10,660
Total Assets	$268,880	$263,240	$366,273

Liabilities and Stockholders' Equity
Current Liabilities
Notes payable	$26,500	$ -	$64,000
Trade accounts payable	36,376	54,787	59,547
Accrued compensation	7,515	11,617	9,344
Other accrued expenses	19,433	18,252	21,088
Dividends Payable	1,578	1,549	1,548
Income taxes	1,382	2,924	994
Current Maturities of long-term debt	204	263	189
Total Current Liabilities	92,988	89,392	156,710
Long Term Debt, less current maturities	289	399	40,483
Noncurrent Liabilities	4,500	4,500	4,500
Deferred Income Taxes	-	9	-
Stockholders' Equity:
Common Stock	7,513	7,406	7,372
Additional paid in capital	14,567	11,741	11,056
Retained earnings	149,023	149,793	146,152
Total Stockholders' equity	171,103	168,940	164,580
Total Liabilities and Stockholders' Equity	$268,880	$263,240	$366,273

See notes to consolidated financial statements.

OXFORD INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED MARCH 1, 2002 AND MARCH 2, 2001
(UNAUDITED)

$ in thousands	March 1, 2002	March 2, 2001
Cash Flows From Operating Activities
Net earnings	$4,945	$10,092
Adjustments to reconcile net earnings to
Net cash used in operating activities:
Depreciation and amortization	6,445	6,893
Gain on sale of property, plant and equipment	34	(91)
Changes in working capital:
Receivables	(56,664)	(23,122)
Inventories	41,949	(16,179)
Prepaid Expenses	(1,165)	711
Trade accounts payable	(18,411)	(8,874)
Accrued expenses and other current liabilities	(2,921)	(4,307)
Income taxes payable	(1,542)	(154)
Deferred income taxes	(627)	(181)
Other noncurrent assets	(438)	(329)
Net cash used in operating activities	(28,395)	(35,541)

Cash Flows from Investing Activities
Purchase of property, plant and equipment	(981)	(3,306)
Proceeds from sale of property, plant and equipment	224	805
Net cash used in investing activities	(757)	(2,501)

Cash flows from Financing Activities
Short-term borrowings	26,500	45,500
Long-term debt	(169)	(46)
Proceeds from issuance of common stock	1,943	186
Purchase and retirement of common stock	-	(5,314)
Dividends on common stock	(4,697)	(4,759)
Net cash provided by financing activities	23,577	35,567

Net change in Cash and Cash Equivalents	(5,575)	(2,475)
Cash and Cash Equivalents at the Beginning of Period	10,185	8,625
Cash and Cash Equivalents at End of Period	$4,610	$6,150

Supplemental disclosure of Cash Flow Information
Cash paid for:
Interest, net	$ 104	$3,347
Income taxes	4,018	6,414

See notes to consolidated financial statements.

OXFORD INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTERS ENDED MARCH 1, 2002 AND MARCH 2, 2001

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

Oxford Industries, Inc.
Segment Information
(unaudited)
$ in thousands
	Quarters Ended		Nine Months Ended
	March 1, 2002	March 2, 2001	March 1, 2002	March 2, 2001
Net Sales
Oxford Shirt Group	$40,158	$51,895	$139,373	$174,174
Lanier Clothes	34,503	40,212	113,678	130,450
Oxford Slacks	19,060	22,959	59,522	75,895
Oxford Womenswear Group	55,674	82,271	172,641	215,866
Corporate and other	100	67	339	256
Total	$149,495	$197,404	$485,553	$596,641

Oxford Industries, Inc.
Segment Information
(unaudited)

$ in thousand	Quarters Ended		Nine Months Ended
	March 1, 2002	March 2, 2001	March 1, 2002	March 2, 2001
Depreciation and amortization
Oxford Shirt Group	$521	$610	$1,559	$1,809
Lanier Clothes	450	482	1,346	1,357
Oxford Slacks	266	296	769	843
Oxford Womenswear Group	674	721	2,052	2,114
Corporate and other	228	261	719	770
Total	$2,139	$2,370	$6,445	$6,893
EBIT
Oxford Shirt Group	$(599)	$(1,710)	$(1,721)	$(445)
Lanier Clothes	2,947	2,985	9,015	9,062
Oxford Slacks	883	501	2,377	3,801
Oxford Womenswear Group	588	5,457	4,905	9,887
Corporate and other	(1,604)	348	(6,523)	(2,400)
Total	$2,215	$7,581	$8,053	$19,905
Interest expense, net	26	1,271	77	3,627
Earnings before taxes	$2,189	$6,310	$7,976	$16,278

		Nine Months Ended
		Mar. 1, 2002	Mar. 2, 2001
ASSETS
Oxford Shirt Group		$88,474	$110,359
Lanier Clothes		77,945	106,849
Oxford Slacks		37,379	44,059
Oxford Womenswear Group		80,591	122,023
Corporate and other		(15,509)	(17,017)
Total		$268,880	$366,273

Purchase of property, plant and equipment
Oxford Shirt Group		$361	$852
Lanier Clothes		396	1,106
Oxford Slacks		37	273
Oxford Womenswear Group		83	632
Corporate and other		104	443
Total		$981	$3,306

  During its fiscal 2001 year, the Company entered into a $90 million asset backed revolving securitization facility under which the Company sells a defined pool of its accounts receivable to a wholly-owned special purpose subsidiary (the "Securitization Facility"). The Company had approximately $64 million available under the securitization facility as of March 1, 2002. The Company amended its trade receivable securitization agreement in January and, as a result, discontinued the off balance sheet treatment of the program. The Company has $25 million outstanding under the Securitization Facility as of March 1, 2002.

  In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations ("SFAS No. 141"), and SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142" ). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142 changes the accounting for purchased goodwill from an amortization method to an impairment-only approach. Therefore amortization of all purchased goodwill, including amortization of goodwill recorded in past business combinations, will cease upon adoption of SFAS No. 142. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Early adoption of the SFAS No. 142 is not permitted nor is retroactive application to prior period (interim or annual) financial statements. Management is currently evaluating the effect of this statement on the Company's results of operations.

In July 2001, the FASB also issued SFAS No. 143, Accounting for Asset Retirement Obligations ("SFAS No. 143"). SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, the entity either settles the obligation for the amount recorded or incurs a gain or loss. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. Management is evaluating the effect of this statement on the Company's results of operations and financial position.

In August 2001, the FASB issued statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144"). SFAS No. 144 supersedes FASB statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ("SFAS No. 121"), and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (Opinion 30) for the disposal of a segment of a business( as previously defined in Opinion 30). The FASB issued SFAS No. 144 to establish a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale. SFAS No. 144 broadens the presentation of discontinued operations in the income statement to include a component of an entity (rather than a segment of a business). A component of an entity comprises operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. SFAS No. 144 also requires that discontinued operations be measured at the lower of the carrying amount or fair value less cost to sell. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and should be applied prospectively. Management is evaluating the effect of this statement on the Company's results of operations and financial position.

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

	Quarter Ended February			Nine Months Ended February
	FY 2002	FY 2001	% Change	FY 2002	FY 2001	% Change
Net Sales	$149,495	$197,404	-24.3%	$485,553	$596,641	-18.6%
Cost of Goods Sold	120,583	160,599	-24.9%	392,776	486,696	-19.3%
Gross Profit	28,912	36,805	-21.4%	92,777	109,945	-15.6%
S,G&A	26,697	29,224	-8.6%	84,724	90,040	-5.9%
EBIT	2,215	7,581	-70.8%	8,053	19,905	-59.5%
Interest, Net	26	1,271	-98.0%	77	3,627	-97.9%
Earnings Before Taxes	2,189	6,310	-65.3%	7,976	16,278	-51.0%
Income Taxes	832	2,398	-65.3%	3,031	6,186	-51.0%
Net Earnings	$1,357	$3,912	-65.3%	$4,945	$10,092	-51.0%

As a Percentage of Net Sales
Net Sales	100.0%	100.0%		100.0%	100.0%
Cost of Goods Sold	80.7%	81.4%	-0.7%	80.9%	81.6%	-0.7%
Gross Profit	19.3%	18.6%	0.7%	19.1%	18.4%	0.7%
S,G&A	17.9%	14.8%	3.1%	17.4%	15.1%	2.3%
EBIT	1.5%	3.8%	-2.3%	1.7%	3.3%	-1.6%
Interest, Net	0.0%	0.6%	-0.6%	0.0%	0.6%	-0.6%
Earnings Before Taxes	1.5%	3.2%	-1.7%	1.6%	2.7%	-1.1%
Income Taxes	0.6%	1.2%	-0.6%	0.6%	1.0%	-0.4%
Net Earnings	0.9%	2.0%	-1.1%	1.0%	1.7%	-0.7%

Total Company

Net sales for the third quarter declined 24.3% to $149,495 from $197,404 in the third quarter of the prior year. The decline in sales was primarily due to a 23.0% decline in unit sales that was exacerbated by a 1.7% decline in the average selling price per unit. The sales decline affected all segments and all major channels of distribution with the exception of chain stores which showed a slight sales increase. Third quarter sales were negatively impacted by prevailing economic conditions, weak consumer demand and conservative purchasing plans by many of the Company's retail customers.

For the nine months, sales declined 18.6% to $485,553 from $596,641 in the prior year. The unit sales decline of 17.5% was further impacted by a 1.3% decline in the average selling price per unit.

Cost of goods sold decreased to 80.7% of net sales in the current quarter from 81.4% in the prior year. The decline in cost of goods sold reflected a more favorable product mix and improvements in sourcing operations.

For the nine months, cost of goods sold declined to 80.9% in the current year from 81.6% in the prior year.

Selling, general and administrative expenses (S,G&A) declined 8.6% in the third quarter to $26,697 from $29,224 in the prior year but increased as a percentage of net sales to 17.9% in the current quarter from 14.8% in the prior year. Included in S,G&A for the quarter were $1,726 in bad debt expenses attributable to the Kmart bankruptcy (this represents approximately 50% of the total exposure).

For the nine months, S,G&A declined 5.9% from the prior year, but increased as a percentage of net sales to 17.4% in the current year from 15.1% in the prior year.

Interest expense declined in the third quarter of the current year compared to the prior year due to lower average borrowing requirements and lower average interest rates. In addition, approximately $93 of financing cost for the trade receivables securitization program were reflected as S,G&A expense rather than interest expense.

For the nine months, approximately $1,030 of financing cost for the trade receivables securitization program were reflected as S,G&A expense rather than interest expense.

The Company's effective tax rate was 38.0% for all periods in both the current and the prior year and does not differ significantly from the Company's statutory rates.

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

	Quarter Ended February			Nine Months Ended February
	FY 2002	FY 2001	% Change	FY 2002	FY 2001	% Change
Net Sales
Oxford Shirt Group	$40,158	$51,895	-22.6%	$139,373	$174,174	-20.0%
Lanier Clothes	34,503	40,212	-14.2%	113,678	130,450	-12.9%
Oxford Slacks	19,060	22,959	-17.0%	59,522	75,895	-21.6%
Womenswear Group	55,674	82,271	-32.3%	172,641	215,866	-20.0%
Corporate and Other	100	67	49.3%	339	256	32.4%

Total Net Sales	$149,495	$197,404	-24.3%	$485,553	$596,641	-18.6%

As a Percentage of Net Sales
Oxford Shirt Group	26.9%	26.3%		28.7%	29.2%
Lanier Clothes	23.1%	20.4%		23.4%	21.9%
Oxford Slacks	12.7%	11.6%		12.3%	12.7%
Womenswear Group	37.2%	41.7%		35.6%	36.2%
Corporate and Other	0.1%	0.0%		0.1%	0.0%

Total Net Sales	100.0%	100.0%		100.0%	100.0%

EBIT	Quarter Ended February			EBIT Margin
	FY 2002	FY 2001	% Change	FY 2002	FY 2001
Oxford Shirt Group	$(599)	$(1,710)	-65.0%	-1.5%	-3.3%
Lanier Clothes	2,947	2,985	-1.3%	8.5%	7.4%
Oxford Slacks	883	501	76.2%	4.6%	2.2%
Oxford Womenswear Group	588	5,457	-89.2%	1.1%	6.6%
Corporate and Other	(1,604)	348	-560.9%	N/A	N/A

Total Operating Income	$2,215	$7,581	-70.8%	1.5%	3.8%

EBIT	Nine Months Ended February			EBIT Margin
	FY 2002	FY 2001	% Change	FY 2002	FY 2001
Oxford Shirt Group	$(1,721)	$(445)	286.7%	-1.2%	-0.3%
Lanier Clothes	9,015	9,062	-0.5%	7.9%	6.9%
Oxford Slacks	2,377	3,801	-37.5%	4.0%	5.0%
Oxford Womenswear Group	4,905	9,887	-50.4%	2.8%	4.6%
Corporate and Other	(6,523)	(2,400)	171.8%	N/A	N/A

Total Operating Income	$8,053	$19,905	-59.5%	1.7%	3.3%

Oxford Shirt Group

The Oxford Shirt Group reported a 22.6% sales decline from $51,895 in the third quarter of the prior year to $40,158 in the current year. A unit sales decline of 15.9% was exacerbated by an 8.0% decline in the average selling price per unit. The bulk of the sales decline occurred in the specialty store distribution channel. The discontinuation of the DKNY Kids business also contributed to the decline. A more favorable product mix resulted in an improvement in EBIT to a loss of $599 in the current quarter from a loss of $1,710 in the prior year.

For the nine months, net sales declined 20.0% from $174,174 in the prior year to $139,373 in the current year. A 16.2% decline in unit sales was further impacted by a 4.4% decline in the average selling price per unit. EBIT declined from a loss of $445 in the prior year to a loss of $1,721 in the current year.

Lanier Clothes

Lanier Clothes reported sales of $34,503, a decline of 14.2% from the prior year. A unit sales decline of 8.0% was compounded by a 6.7% decline in the average selling price per unit. Weak demand from the group's department store customers was primarily responsible for the sales decline. EBIT declined slightly to $2,947 in the current quarter from $2,985 in the prior year.

For the nine months, Lanier Clothes sales declined 12.9% from $130,450 in the prior year to $113,678 in the current year. A 6.7% decline unit sales was compounded by a 6.6% decline in the average selling price per unit. EBIT declined 0.5% from $9,062 in the prior year to $9,015 in the current year.

Oxford Slacks Group

Oxford Slacks reported third quarter sales of $19,060, down 17.0% from $22,959 in the prior year. The unit sales decline of 7.3% was further impacted by a 10.5% decline in the average selling price per unit. The sales decline was primarily in the group's direct mail distribution channel. Lower operating expenses and favorable costing variances resulted in an improvement in EBIT to $883 in the current quarter from $501 in the prior year.

For the nine months, net sales declined 21.6% from $75,895 in the prior year to $59,522 in the current year. A 14.8% decline in unit sales was compounded by a 7.9% decline in the average selling price per unit. EBIT declined from $3,801 in the prior year to $2,377 in the current year.

Oxford Womenswear Group

The Womenswear Group reported a sales decline in the third quarter of 32.3% from $82,271 in the prior year to $55,674 in the current year. A unit sales decline of 28.1% was further impacted by a decline of 5.9% in the average selling price per unit. The sales decline was driven primarily by lower shipments to major mass merchant retailers and lower replenishment take-outs. Lower sales and $1,726 in bad debt expenses associated with the Kmart bankruptcy reduced EBIT to $588 from $5,457 last year.

For the nine months, the Womenswear Group sales declined 20.0% from $215,866 in the prior year to $172,641 in the current year. A 19.4% decline in unit sales was compounded by a slight 0.6% decline in the average selling price per unit. EBIT declined from $9,887 in the prior year to $4,905 in the current year primarily due to the loss in sales volume and the bad debt write off.

Corporate and Other

The Corporate and Other change in EBIT was primarily due to underabsorbed sourcing costs in the Hong Kong sourcing office and LIFO accounting adjustments in the third quarter and for the nine months.

FUTURE OPERATING RESULTS

While the Company has observed some preliminary signs of improvement in a number of its segments, the Company is maintaining a conservative outlook for the fourth quarter. The Company's focus will remain on prudent planning and aggressive asset management. The Company's financial position remains quite strong and is well positioned to capitalize on opportunities when economic activity begins to accelerate.

Fourth quarter sales and diluted earnings per share are expected to decline by approximately 20% from last year's fourth quarter.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Operating Activities used $28,395 through the third quarter of the current year and used $35,541 through the third quarter of the prior year. The difference was primarily due to decreased inventory offset by decreased net earnings, a greater increase in accounts receivable and a greater decline in trade accounts payable.

Investing Activities

Investing Activities used $757 through the third quarter of the current year and used $2,501 through the third quarter of the prior year. The primary difference was decreased capital expenditures.

Financing Activities

Financing Activities generated $23,577 through the third quarter of the current year and $35,567 through the third quarter of the prior year. The primary difference was a smaller increase in short-term borrowings offset by the decrease in the purchase and retirement of the Company's common stock.

The Company established a $90,000 accounts receivables securitization program on May 3, 2001, under which the Company sells a defined pool of its accounts receivable to a securitization conduit. The Company had approximately 64 million available under the securitization program on March 1,2002. The Company used the proceeds from receivables securitization to eliminate outstanding bank borrowings. In an effort to provide greater clarity, the Company amended its trade receivables securitization agreement on January 31, 2002 and, as a result, discontinued the off balance sheet treatment of the program. Total debt at the current quarter-end stood at $26,993, down $77,679 or 74.2% from $104,672 last year.

On April 1, 2002, the Company's Board of Director's declared a cash dividend of $0.21 per share payable on June 1, 2002 to shareholders of record on May 15, 2002. The Company did not purchase any shares of its common stock during the third quarter of the current year.

Working Capital

Working Capital ($ in Thousands)	Third Quarter FY 2002	Fourth Quarter FY 2001	Third Quarter FY 2001
Current Assets	$ 229,527	$ 219,670	$ 321,162
Current Liabilities	92,988	89,392	156,710
Working Capital	$ 136,539	$ 130,278	$ 164,452

Current Ratio	2.5	2.5	2.0

FUTURE LIQUIDITY AND CAPITAL RESOURCES

Cash flow from operations is the Company's primary source of liquidity. The Company supplements operating cash with its $90,000 accounts receivable securitization program and uncommitted bank lines of credit. On March 1, 2002, $25,000 was outstanding under the securitization program. The Company has $154,500 in uncommitted lines of credit, of which $118,500 is reserved exclusively for letters of credit. The Company pays no commitment fees for these available lines of credit. At March 1, 2002, direct borrowings of $1,500 and approximately $61,803 in trade letters of credit were outstanding under these lines. The Company anticipates use and availability of both committed and uncommitted resources as working capital needs may require.

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

Critical Accounting Policies

The Company's critical accounting policies, including the assumptions and judgments underlying them, are disclosed in the Notes to the Consolidated Financial Statements. These policies have been consistently applied in all material respects and address such matters as concentrations of credit risk, accounts receivable securitization, accounts receivable valuation, inventory management and revenue recognition. While the estimates and judgements associated with the application of these policies may be affected by different assumptions or conditions, the Company believes the estimates and judgments associated with the reported amounts are appropriate in the circumstances.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Quarterly Report contains forward-looking statements of the Company's beliefs or expectations regarding anticipated future results of the Company. These statements are based on numerous assumptions and are subject to risks and uncertainties. Although the Company feels that the beliefs and expectations in the forward-looking statements are reasonable, it does not and cannot give any assurance that the beliefs and expectations will prove to be correct. Many factors could significantly affect the Company's operations and cause the Company's actual results to be substantially different from the Company's expectations. Those factors include, but are not limited to: (i) general economic and apparel business conditions; (ii) continued retailer and consumer acceptance of the Company's products; (iii) global manufacturing costs; (iv) the financial condition of customers or suppliers; (v) changes in capital market conditions; (vi) governmental and business conditions in countries where the Company's products are manufactured; (vii) changes in trade regulations; (viii) the impact of acquisition activity; (ix) changes in the Company's plans, strategies, objectives, expectations or intentions, which may happen at any time at the discretion of the Company; and (x) other risks and uncertainties indicated from time to time in the Company's filings with the Securities and Exchange Commission. The Company does not have an obligation to publicly update any forward-looking statements, whether as a result of the receipt of new information, the occurrence of the future events or otherwise.

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

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits.

10(m) Omnibus Amendment No. 1. Amendment to the accounts receivable sale and accounts receivable loan agreements (exhibits 10(j) and 10(k)). Dated January 31, 2002.

(b) Reports on Form 8-K.

The Registrant did not file any reports on Form 8-K during the quarter ended March 2, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OXFORD INDUSTRIES, INC.

(Registrant)

/s/Ben B. Blount, Jr.
Date: April 11, 2002.	Ben B. Blount, Jr
Executive Vice President, and Chief Financial Officer
(Principal Financial Officer)