Form 10-K
period 2002-05-31
OXFORD INDUSTRIES INC
filed 2002-08-28
CIK 75288

FORM 10-K
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended May 31, 2002

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

Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

State the aggregate market value of the voting stock held by nonaffiliates of the Registrant: As of August 15, 2002, the aggregate market value of the voting stock held by nonaffiliates of the Registrant (based upon the closing price for the common stock on the New York Stock Exchange on that date) was approximately $145,243,259.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the last practicable date.

Title of each class	Number of shares outstanding as of August 15, 2002
Common Stock, $1 par value	7,515,929

Documents incorporated by Reference

(1) Sections of 2002 Annual Report to Stockholders (Incorporated in Parts II and IV of this Report).

(2) Sections of Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days after May 31, 2002. (Incorporated in Part III of this Report).

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

The Company's business segments are the Oxford Shirt Group, Lanier Clothes, Oxford Slacks, and the Oxford Womenswear Group. The Shirt Group operations encompass branded and private label dress and sport shirts and branded golf apparel. Lanier Clothes produces branded and private label suits, sports coats, suit separates and dress slacks. Oxford Slacks is a producer of private label dress and casual slacks and walk shorts. The Womenswear Group is a producer of private label women's sportswear. Corporate and Other is a reconciling category for reporting purposes and includes the Company's corporate offices, transportation and logistics and other costs that are not allocated to the other operating groups.

DISTRIBUTION

The Company's customers include national and regional chain stores, mail order and catalog firms, discount stores, department stores and chain and independent specialty stores.

Customer Distribution Analysis
	May 31, 2002		June 1, 2001		June 2, 2000

	Total Customers	Sales %	Total Customers	Sales %	Total Customers	Sales %
Top 50	50	91.14%	50	90.75%	50	92.43%
All Other	8,912	8.86%	7,581	9.25%	6,676	7.57%
Total	8,962	100%	7,631	100%	6,726	100%

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

The Company employs a sales force consisting of salaried and commissioned sales employees and independent commissioned sales representatives. Apparel sales offices and showrooms are maintained by the Company in Atlanta, New York, Hong Kong, Chicago and Dallas. Other showrooms are maintained by independent commissioned sales representatives. A majority of the Company's business is conducted by direct contacts between the Company's salaried executives and buyers and other executives of the Company's customers.

MANUFACTURING, RAW MATERIALS AND SOURCES OF SUPPLY

Manufacturing and Raw Materials

Apparel products are manufactured from cotton, linen, wool, silk, other natural fibers, synthetics and blends of these materials. Materials used by the Company in its manufacturing operations are purchased from numerous domestic and foreign textile mills and converters in the form of woven or knitted finished fabrics. Buttons, zippers, thread and other trim items are purchased from both domestic and foreign suppliers. The Company's manufacturing facilities or contractors perform cutting, sewing and related operations to produce finished apparel products to the Company's specifications and quality standards. In fiscal year 2002, approximately 95% of the Company's products were produced offshore and 5% by domestic contractors.

The Company's owned manufacturing facilities are in Mexico, the Dominican Republic, Costa Rica, Honduras, and the Philippines.

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

The Company's business could be adversely affected by currency exchange fluctuations, changes in United States import duties and trade restraints, political unrest in exporting countries, weather and natural disasters and other factors normally associated with international business. The Company believes it has diminished potential risks in its business by producing in many different countries.

TRADEMARKS, LICENSES AND PATENTS

Trademarks

Principal menswear trademarks owned by the Company and Subsidiaries are "Lanier Clothes" and "Holbrook" for men's suits and sportcoats, "Oxford Shirtings" and "Holbrook" for men's shirts, "Travelers Worsted" for mens suits, "Everpress" for men's slacks; "928" for young men's suited separates, and "Ely Cattleman", "Cumberland Outfitters", "Ely Plains", "Ely Casuals", and "Plains" for men's western wear.

Although the Company is not dependent on any single trademark, it believes its trademarks in the aggregate are of significant value to its business.

The Company actively pursues the acquisition of significant brands and related businesses.

Licenses

The Company also has the right to use trademarks under license and design agreements with the trademarks' owners. Principal menswear trademarks the Company has the right to use are "Oscar de la Renta" for men's suits, sportcoats, vests, and dress and casual slacks; "Tommy Hilfiger" for men's dress shirts and men's and women's golf apparel; "Nautica" for men's tailored suits, sportcoats and dress slacks; "Geoffrey Beene" for men's tailored suits, sport coats, vests and dress slacks; "Slates" and "Dockers" for men's sportcoats and soft suitings; and "Izod Club" for men's, women's and junior's golf apparel.

The above mentioned license and design agreements will expire at various dates through the Company's fiscal 2007 year. Many of the Company's licensing agreements are eligible for renewal to extend the licenses through various dates from the Company's fiscal 2003 through 2014 years.

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

Order Backlog

As of May 31, 2002 and June 1, 2001, the Company had booked orders amounting to approximately $118,195,000 and $142,694,000, respectively, all of which will be or were shipped within six months after each such date. These numbers represent only store orders on hand and do not include private-label contract balances. A growing percentage of the Company's business consists of at-once EDI "Quick response" programs with large retailers. Replenishment shipments under these programs generally possess such an abbreviated order life as to exclude them from the order backlog completely. The Company therefore does not believe that this backlog information is indicative of sales to be expected for the following year.

WORKING CAPITAL

The Company supplements operating cash with a $65,000,000 trade receivables securitization program and uncommitted bank lines of credit. On May 31, 2002, there were no borrowings under the securitization program. In addition, the Company has $219,500,000 in uncommitted lines of credit, of which $118,500,000 is reserved exclusively for letters of credit. The Company pays no commitment fees for these available lines of credit. At May 31, 2002 there were no borrowings under these lines. The Company anticipates use and availability of uncommitted resources as working capital needs may require

On June 1, 2001, the Company supplemented operating cash with a $90,000,000 trade receivables securitization program and committed and uncommitted bank lines of credit. On June 1, 2001, $56,000,000 of accounts receivable had been sold and were outstanding under the securitization program. On June 1, 2001, the Company had available for its use a committed line of credit aggregating $5,000,000. The Company paid commitment fees for this available line of credit. At June 1, 2001, there were no borrowings under this line. In addition, the Company had $184,500,000 in uncommitted lines of credit, of which $123,500,000 was reserved exclusively for letters of credit. The Company pays no commitment fees for these available lines of credit. At June 1, 2001 there were no borrowings under these lines

Inventory levels are affected by order backlog and anticipated sales. It is the general practice of the Company to offer payment terms of net 30 to the majority of its customers, from date of shipment.

The Company believes that its working capital requirements and financing resources are comparable with those of other major, financially sound apparel manufacturers.

MAJOR CUSTOMERS

The Company's ten largest customers accounted for approximately 72% of the Company's net sales in fiscal 2002 and approximately 73% in fiscal 2001. Target accounted for 19% and 14% in the 2002 and 2001 fiscal years respectively. Wal-Mart accounted for 13% and 15% in the 2002 and 2001 fiscal years, respectively. Lands' End, Inc. accounted for 10% and 11% of net sales in the 2002 and 2001 fiscal years, respectively. The Company believes that its relationships with all of its major customers, including Wal-Mart, Target and Lands' End, Inc. are excellent.

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

Substantially all of the apparel sold by the Company and its principal competitors is produced outside the United States. Most of the apparel sold by the Company and some of its competitors is sold to its customers on a landed, duty-paid basis after it is imported into the U.S. Other of the Company's competitors sell apparel to their customers, many of whom are also customers of the Company, on a direct basis in which the customer takes ownership in the country of production. In this direct sourcing scenario the customer handles the inbound logistics and customs clearance. Direct sourcing presents a competitive challenge to the Company. The Company is unable to quantify the effect of this trend on its sales and profits but believes that direct sourcing adversely affects both. The Company believes that the relative price advantage to retailers of direct sourcing is offset to an extent by the Company's ownership of, joint venture participation in or long term relationships with foreign facilities and by services provided to its customers such as delivery flexibility, manufacturing expertise, product development and design and supply chain management including the new supply chain management technology and information systems that the Company is implementing. In addition, in recent years the Company has successfully transitioned some of its business to a direct sale basis under which the Company's customers purchase directly from certain of the Company's foreign subsidiaries.

Critical to the Company's competitiveness is choosing the most competitive countries for the production of its products. The most competitive to location for a particular product depends on a variety of factors. These factors include availability of globally competitive fabric and other raw materials, labor and manufacturing costs, ability to meet quality standards, required lead times, logistics and the impact of international trade rules and trade preference agreements and legislation on apparel exports from that country to the United States.

Trade preference agreements and legislation are important because most apparel imports into the United States are highly restricted. There are two key types of restrictions. First, the duty rates on the product categories that cover the majority of the Company's products range from 15-20%. Second, the United States has implemented restrictive quotas on the importation of many classifications of textiles and textile products from most of the major apparel producing countries including most of the countries where the Company produces apparel. Through December of 1994, these restraints were controlled pursuant to the Multi-Fiber arrangement (MFA), an international textile trade agreement to which the United States was a party. During the Uruguay Round of the General Agreement of Tariffs and Trade, the United States and other countries negotiated a successor agreement to the MFA known as the Agreement on Textiles and Clothing (ATC), which became effective on January 1, 1995.

The ATC requires that importing countries gradually phase out approximately half of the restrictive quotas on the importation of textiles and apparel products that were in place on December 31, 1994 over a ten year period. The remaining quotas are to be eliminated on January 1, 2005. However, the ATC allows importing countries such as the United States significant discretion in determining when during the ten year period quotas on particular products from particular countries will be eliminated. The United States has announced a plan that will keep quotas on most of the products produced by the Company for the entire ten-year period. In addition, the ATC permits importing countries, under certain conditions, to impose new quotas on the importation of textile and apparel products during the ten-year phase out period. Thus, the Company believes the extent to which the ATC will liberalize trade in textile and apparel products over the next two to three years is not material. Reduced restrictions on the importation of textiles and textile products could negatively affect the competitiveness of the Company's manufacturing and sourcing activities in some countries, but could also positively affect its manufacturing and sourcing activities in other countries. The Company believes that when the ATC is fully implemented on January 1, 2005, the competitiveness of many countries as apparel sourcing locations will change significantly.

Currently, there are various trade preference agreements and trade preference legislation that provide apparel importers including the Company with relief from duty and quota. These include, but are not limited to, the United States-Caribbean Basin Trade Partnership Act, the African Growth and Opportunity Act, the North American Free Trade Agreement, the Israel Free Trade Agreement and the recently renewed and enhanced Andean Trade Preference Act. Future trade agreements and legislation that may affect the Company's manufacturing and sourcing agreements include but are not limited to, the proposed Free Trade of the Americas Agreement. The Company believes that it is effective in using various trade preference agreements and legislation to its competitive advantage.

EMPLOYEES

As of May 31, 2002, the Company employed 7,427 persons, of which 1,613 were employed in the Untied States. Approximately 80% of the Company's employees were hourly and incentive paid production workers. The Company believes its employee relations are excellent.

Item 2. Properties.

At May 31, 2002 the Company operated a total of 11 production plants all of which are located in foreign countries. Four buildings are owned and seven are leased. The plants are located in Mexico, the Dominican Republic, Costa Rica, Honduras, and the Philippines.

The Company also maintains separate warehousing and distribution facilities in Georgia, Tennessee and South Carolina.

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

General corporate offices are located in a facility owned by the Company in Atlanta, Georgia. The Company leases sales, purchasing and administrative offices in Chicago, Wahalla South Carolina, New York, Dallas, London England, Hong Kong, and Singapore.

The Company owns substantially all of its machinery and equipment. Current facilities are adequately covered by insurance, generally well maintained and provide adequate production capacity for current and anticipated future operations.

Item 3. Legal Proceedings.

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 4A. Executive Officers of the Registrant.
Name	Age	Office Held
J. Hicks Lanier	62	Chairman of the Board, President and Chief Executive Officer

Ben B. Blount, Jr	63	Executive Vice President Finance, Planning and Development and Chief Financial Officer

L. Wayne Brantley	60	Group Vice President

R. Larry Johnson	63	Group Vice President

Knowlton J. O'Reilly	62	Group Vice President

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

Mr. Knowlton J. O'Reilly has served as Group Vice President of the Company since 1978

Messrs. L. Wayne Brantley and R. Larry Johnson have served as Group Vice Presidents of the Company since 1997.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

Incorporated by reference to the table presented in Note N under the heading "Common Stock Information" on page 34 of the Company's 2002 Annual Report to Stockholders (Exhibit 13 hereto). On August 15, 2002, there were 557 holders of record of the Company's common stock.

Equity Compensation Plan Information

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	399,000	$25	299,320
Equity compensation plans not approved by security holders	0	0	0
Total	399,000	$25	299,320

Item 6. Selected Financial Data.

Incorporated by reference to page 18 of the Company's 2002 Annual Report to Stockholders (Exhibit 13 hereto).

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Incorporated by reference to page 19 through 24 of the Company's 2002 Annual Report to Stockholders (Exhibit 13 hereto).

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Information appearing under the caption "Market Risk Sensitivity" and "Future Liquidity and Capital Resources" on pages 22 through 23 of the Company's 2002 Annual Report to Stockholders is incorporated herein by reference (See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations").

Item 8. Financial Statements and Supplementary Data.

The report of independent auditors and consolidated financial statements, included on pages 25 through 36 of the Annual Report to Stockholders for the year ended May 31, 2002 are incorporated herein by reference. Quarterly Results of Operations on page 34 of the Annual Report to Stockholders for the year ended May 31, 2002 is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Effective May 22, 2002, the Company appointed Ernst & Young LLP ("Ernst & Young") as its independent public accountants for the fiscal years ending May 31, 2002 and May 30, 2003. The decision to replace Arthur Andersen LLP ("Andersen") as Oxford's independent public accountants was approved by Oxford's Board of Directors upon the recommendation of its Audit Committee.

During Oxford's two most recent fiscal years and through the date of the Form 8-K filed on May 22, 2002, there were no disagreements between Oxford and Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to Andersen's satisfaction would have caused them to make reference to the subject matter of the disagreement in connection with their reports.

None of the reportable events described under Item 304(a)(1)(v) of Regulation S-K occurred within Oxford's two most recent fiscal years or through the date of the Form 8-K filed on May 22, 2002.

The audit reports of Andersen on the consolidated financial statements of Oxford and subsidiaries as of and for the two most recent fiscal years did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.  A letter from Andersen is attached as Exhibit 16.1.

During Oxford's two most recent fiscal years and through the date of the Form 8-K filed on May 22, 2002, Oxford did not consult Ernst & Young with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on Oxford's consolidated financial statements, or any other matters or reportable events listed in Items 304(a)(2)(i) and (ii) of Regulation S-K.

PART III

Item 10.  Directors and Executive Officers of the Registrant.

Information required by this item covering directors of the Company is incorporated by reference to the information presented under the heading "Election of Directors - Directors and Nominees" in the Company's Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days after May 31, 2002.  Information required by this item covering executive officers of the Company is set forth under Item 4A of this Report.

Item 11.  Executive Compensation.

Incorporated by reference to the information presented under the heading "Executive Compensation and Other Information" in the Company's Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days after May 31, 2002.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

Incorporated by reference to the information presented under the heading "Beneficial Ownership of Common Stock" in the Company's Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days after May 31, 2002.

Item 13.  Certain Relationships and Related Transactions.

Incorporated by reference to the information presented under the heading "Executive Compensation and Other Information - Compensation Committee Interlocks and Insider Participation" in the Company's Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days after May 31, 2002.

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

 (a) 1.  Financial Statements

The following consolidated financial statements of Oxford Industries, Inc. and subsidiaries, included in the annual report of the registrant to its stockholders for the fiscal year ended May 31, 2002 are incorporated by reference in Item 8.

Consolidated Balance Sheets at May 31, 2002 and June 1, 2001

Consolidated Statements of Earnings for years ended May 31, 2002, June 1, 2001 and June 2, 2000

Consolidated Statements of Stockholders' Equity for years ended May 31, 2002, June 1, 2001 and June 2, 2000

Consolidated Statements of Cash Flows for years ended May 31, 2002, June 1, 2001 and June 2, 2000

Notes to Consolidated Financial Statements for years ended May 31, 2002, June 1, 2001 and June 2, 2000

     2.  Financial Statement Schedules

The following consolidated financial statement schedule of Oxford Industries, Inc. and subsidiaries is included in Item 14(d):

 Schedule II  Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

   3.   Exhibits

3(a)

Articles of Incorporation of the Company. Incorporated by reference to Exhibit 3(a) to the Company's Form 10-Q for the fiscal quarter ended August 29, 1997.

3(b)

Bylaws of the Company. Incorporated by reference to Exhibit 3(b) to the Company's Form 10-K for the fiscal year ended May 28, 1999.

10(a)

1997 Stock Option Plan.

10(b)

1997 Restricted Stock Plan.

10(c)

Non-qualified Deferred Compensation Plan. Incorporated by reference to Exhibit 10c, to the Company's Form 10-K for the fiscal year ended June 1, 2001

10(e)

Executive Medical Reimbursement Plan. Incorporated by reference to Exhibit, to the Company's Form 10-K for the fiscal year ended June 1, 2001.

10(h)

1992 Stock Option Plan. Incorporated by reference to Exhibit 10h, to the Company's Form 10-K for the fiscal year ended June 1, 2001

10(j)

Accounts receivable sale agreement between Oxford Industries, inc. and Oxford Receivables Company.  Incorporated by reference to Exhibit 10j, to the Company's Form 10-K for the fiscal year ended June 1, 2001.

10(k)

Loan agreement between Oxford Receivables Company and Three Pillars Funding Corporation Incorporated by reference to Exhibit 10k , to the Company's Form 10-K for the fiscal year ended June 1, 2001

10 (l)

Liquidity Asset Purchase Agreement between SunTrust Bank and Three Pillars Funding Corporation. Incorporated to Exhibit 10l, to the Company's Form 10-K for the fiscal year ended June 1, 2001

10(m)

Omnibus Amendment No. 1.  Amendment to the accounts receivable sale and accounts receivable loan agreements (Exhibits 10j and 10k) Dated January 31, 2002.  Incorporated by reference to Exhibit 10m, to the Company's Form 10-Q for the quarter ended March 1, 2002.

13

2002 Annual Report to Stockholders (furnished for the information of the Commission and not deemed "filed" or part of this Form 10-K except for those portions expressly incorporated herein by reference).

16.1

Letter of Arthur Andersen LLP regarding change in certifying accountant

18

Preferability letter from Independent Auditors regarding change in the method of accounting for LIFO inventories

23

Consent of Independent Auditors

24

Powers of Attorney

99.1

Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(b) The registrant filed a Form 8-K on May 22, 2002, for Item 4. Changes to Registrant's Certifying Accountants

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Oxford Industries, Inc.

/s/J. Hicks Lanier

J. Hicks Lanier

Chairman and President

Date:   August 28, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.

Signature

Capacity

Date

 /s/J. Hicks Lanier
J. Hicks Lanier

President, Chief Executive Officer and Director

August 28, 2002

 /s/Ben B. Blount, Jr.
Ben B. Blount, Jr.

Executive Vice President, Chief Financial Office and Director

August 28, 2002

 /s/K. Scott Grassmyer
K. Scott Grassmyer

Controller

August 28, 2002

 /s/Thomas Caldecot Chubb III
Cecil D. Conlee*

Director

August 28, 2002

 /s/Thomas Caldecot Chubb III
Thomas Gallagher*

Director

August 28, 2002

 /s/Thomas Caldecot Chubb II
J. Reese Lanier*

Director

August 28, 2002

 /s/Thomas Caldecot Chubb III
Knowlton J. O'Reilly*

Director

August 28, 2002

 /s/Thomas Caldecot Chubb III
Clarence B. Rogers, Jr.*

Director

August 28, 2002

 /s/Thomas Caldecot Chubb III
Robert E. Shaw*

Director

August 28, 2002

 /s/Thomas Caldecot Chubb III
E. Jenner Wood*

Director

August 28, 2002

 /s/Thomas Caldecot Chubb III
Helen B. Weeks*

Director

August 28, 2002

*by power of attorney

REPORT OF INDEPENDENT PUBLIC AUDITORS

ON FINANCIAL STATEMENT SCHEDULE

The Board of Directors and Stockholders of Oxford Industries, Inc.

We have audited the consolidated balance sheet of Oxford Industries, Inc. as of May 31, 2002, and the related consolidated statements of earnings, stockholders' equity, and cash flows for the year then ended, listed in the Index at Item 14(a)(1).  Our audit also included the financial statement schedule for the year ended May 31 2002, listed in the Index at Item 14(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Oxford Industries, Inc. at May 31, 2002, and the consolidated results of its operations and its cash flows the year then ended, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule for the year ended May 31, 2002, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note A, the Company changed its method of calculating LIFO inventories in the year ended May 31, 2002.

/s/ Ernst & Young LLP

Atlanta, Georgia

July 12, 2002

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

                             ARTHUR ANDERSEN LLP

Atlanta, Georgia

July 13, 2001

NOTE:

THIS IS A COPY OF A REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP, OUR FORMER INDEPENDENT ACCOUNTANTS. THIS REPORT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP IN CONNECTION WITH THE FILING OF THE FORM 10-K.

OXFORD INDUSTRIES, INC. AND SUBSIDIARIES

SCHEDULE  II - VALUATION AND QUALIFYING ACCOUNTS

Column A

Column B

Column C

Column D

Column E

Additions

Description

 Balance
at Beginning of Period

Charged to Income

Deductions(1)

Balance at End of Period

Reserves for losses

From accounts receivable:

Year ended June 2, 2000

$3,659,000

($200,000)

$96,000

$3,363,000

Year ended June 1, 2001

$3,363,000

$505,000

$459,000

$3,409,000

Year ended May 31, 2002

$3,409,000

$3,666,000

$3,685,000

$3,390,000

(1) Uncollectable account write-offs, net of recoveries.