Form 10-Q
period 2002-08-30
OXFORD INDUSTRIES INC
filed 2002-10-11
CIK 75288

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[ X ] Quarterly Report Pursuant To Section 13 or 15(d) of
The Securities Exchange Act of 1934

For the quarterly period ended AUGUST 30, 2002

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
Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Number of shares outstanding
Title of each class	as of October 7, 2002
Common Stock, $1 par value	7,515,929

Table of contents

OXFORD INDUSTRIES, INC.
INDEX TO FORM 10-Q
August 30, 2002

PART 1 FINANCIAL INFORMATION	Page

Item 1 Financial Statements
Consolidated Statements Of Earnings	3
Consolidated Balance Sheets	4
Consolidated Statements of Cash Flows	5
Notes to Consolidated Financial Statements	6
Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3 Quantitative and Qualitative Disclosures About Market Risk	15
Item 4 Evaluation of Disclosure Controls and Procedures	15

PART II OTHER INFORMATION

Item 6 Exhibits and Reports on Form 8-K	15
Signatures and Certifications	16

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

OXFORD INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)

$ in thousands except per share amounts	Quarter Ended
	August 30, 2002	August 31, 2001
Net Sales	$ 172,139	$ 179,530
Cost of goods sold	133,677	143,210
Gross Profit	38,462	36,320
Selling, general and administrative	30,968	31,203
Earnings Before Interest and Taxes	7,494	5,117
Interest expense, net	41	73
Earnings Before Income Taxes	7,453	5,044
Income Taxes	2,943	1,917
Net Earnings	$4,510	$3,127
Basic Earnings Per Common Share	$0.60	$0.42
Diluted Earnings Per Common Share	$0.60	$0.42
Basic Number of Shares Outstanding	7,515,577	7,439,168
Diluted Number of Shares Outstanding	7,560,674	7,487,273
Dividends Per Share	$0.21	$0.21

See notes to consolidated financial statements.

OXFORD INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED EXCEPT FOR MAY 31, 2002)

$ in thousands	August 30, 2002	May 31, 2002	August 31, 2001
Assets
Current Assets:
Cash and cash equivalents	$ 6,253	$ 17,591	$ 6,330
Receivables	121,011	103,198	59,387
Inventories:
Finished Goods	57,458	54,382	91,748
Work in process	13,459	11,681	16,484
Fabric, trim & Supplies	19,103	18,478	19,483
	90,020	84,541	127,715
Prepaid expenses	10,133	9,754	11,450
Total Current Assets	227,417	215,084	204,882
Property, Plant and Equipment, net	26,079	27,188	32,151
Deferred Income Taxes	-	-	256
Other Assets, net	8,216	8,241	9,468
Total Assets	$261,712	$250,513	$246,757

Liabilities and Stockholders' Equity
Current Liabilities
Notes payable	$ 2,500	$ -	$ -
Trade accounts payable	45,666	43,320	35,928
Accrued compensation	10,734	12,752	9,730
Other accrued expenses	14,860	12,250	20,541
Dividends Payable	1,578	1,578	1,571
Income taxes payable	2,924	-	1,570
Current maturities of long-term debt	236	255	245
Total Current Liabilities	78,498	70,155	69,585
Long-Term Debt, less current maturities	139	139	399
Noncurrent Liabilities	4,500	4,500	4,500
Deferred Income Taxes	423	518	-
Stockholders' Equity:
Common Stock	7,516	7,515	7,504
Additional paid-in capital	14,633	14,615	14,386
Retained earnings	156,003	153,071	150,383
Total Stockholders' equity	178,152	175,201	172,273
Total Liabilities and Stockholders' Equity	$261,712	$250,513	$246,757

See notes to consolidated financial statements.

OXFORD INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	Quarter Ended
$ in thousands	August 30, 2002	August 31, 2001
Cash Flows From Operating Activities
Net earnings	$4,510	$3,127
Adjustments to reconcile net earnings to
Net cash used in operating activities:
Depreciation and amortization	1,463	2,158
(Gain)/loss on sale of property, plant and equipment	(45)	3
Changes in working capital:
Receivables	(17,813)	(8,688)
Inventories	(5,479)	19,655
Prepaid Expenses	(346)	(858)
Trade accounts payable	2,346	(18,859)
Accrued expenses and other current liabilities	592	402
Income taxes payable	2,924	(1,354)
Deferred income taxes	(128)	559
Other assets	5	63
Net cash used in operating activities	(11,971)	(3,792)

Cash Flows from Investing Activities
Purchases of property, plant and equipment	(412)	(284)
Proceeds from sale of property, plant and equipment	122	12
Net cash used in investing activities	(290)	(272)

Cash Flows from Financing Activities
Short-term borrowings	2,500	-
Long-term debt	(19)	(18)
Proceeds from issuance of common stock	20	1,776
Dividends on common stock	(1,578)	(1,549)
Net cash provided by financing activities	923	209

Net change in Cash and Cash Equivalents	(11,338)	(3,855)
Cash and Cash Equivalents at the Beginning of Period	17,591	10,185
Cash and Cash Equivalents at the End of Period	$6,253	$6,330

Supplemental Disclosure of Cash Flow Information
Cash paid (received) for:
Interest, net	$74	($70)
Income taxes	43	2,253

See notes to consolidated financial statements.

OXFORD INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 30, 2002

  Basis of Presentation: The foregoing unaudited consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods. All such adjustments are of a normal recurring nature. The results for interim periods are not necessarily indicative of results to be expected for the year. Except for the change in accounting for goodwill and intangible assets as discussed in Note 5, accounting policies have been continued without change and are described in the Summary of Significant Accounting Policies contained in the Company's Annual Report to Shareholders for fiscal year ended May 31, 2002. For additional information regarding the Company's financial condition, refer to the footnotes accompanying the 2002 financial statements. Details in those notes have not changed significantly except as indicated herein and as a result of normal transactions in the interim period.

  Commitments and Contingencies: The Company is involved in certain legal matters primarily arising in the normal course of business. In the opinion of management, the Company's liability under any of these matters would not materially affect its financial condition or results of operations.

  Segment Information: The Company's business segments are the Oxford Shirt Group, Lanier Clothes, Oxford Slacks and the Oxford Womenswear Group. The Shirt Group operations encompass branded and private label dress and sport shirts and branded golf apparel. Lanier Clothes produces branded and private label suits, sportscoats, suit separates and dress slacks. Oxford Slacks is a producer of private label dress and casual slacks and walk shorts. The Womenswear Group is a producer of private label women's sportswear. Corporate and Other is a reconciling category for reporting purposes and includes the Company's corporate offices, transportation and logistics, LIFO inventory accounting adjustments and other costs that are not allocated to the operating groups.

	Quarter Ended
	August 30, 2002	August 31, 2001
$ in thousands	(unaudited)	(unaudited)
Net Sales
Oxford Shirt Group	$47,173	$54,469
Lanier Clothes	36,940	40,711
Oxford Slacks	21,354	22,002
Oxford Womenswear Group	66,599	62,227
Corporate and other	73	121
Total	$172,139	$179,530

Oxford Industries, Inc.
Notes to Consolidated Financial Statements (continued)

3. Segment information(continued)

$ in thousands	Quarter Ended
	August 30, 2002	August 31, 2001
	(unaudited)	(unaudited)
Depreciation and amortization
Oxford Shirt Group	$453	$519
Lanier Clothes	406	453
Oxford Slacks	202	254
Oxford Womenswear Group	246	690
Corporate and other	156	242
Total	$1,463	$2,158
Earnings before interest and taxes (EBIT)
Oxford Shirt Group	$1,254	$1,427
Lanier Clothes	4,896	4,407
Oxford Slacks	1,349	1,095
Oxford Womenswear Group	3,541	4,036
Corporate and other	(3,546)	(5,848)
Total	7,494	5,117
Interest expense, net	41	73
Earnings before income taxes	$7,453	$5,044

Purchase of property, plant and equipment
Oxford Shirt Group	$219	$141
Lanier Clothes	68	53
Oxford Slacks	77	6
Oxford Womenswear Group	1	47
Corporate and other	47	37
Total	$412	$284

	August 30, 2002	August 31, 2001
	(unaudited)	(unaduited)
Assets
Oxford Shirt Group	$82,181	$106,883
Lanier Clothes	75,458	94,376
Oxford Slacks	34,546	38,808
Oxford Womenswear Group	86,071	77,907
Corporate and other	(16,544)	(71,217)
Total	$261,712	$246,757

Oxford Industries, Inc.
Notes to Consolidated Financial Statements (continued)

4. Receivable Sales: During its fiscal 2001 year, the Company entered into a $90 million asset backed revolving securitization facility under which the Company sells a defined pool of its accounts receivable to a wholly-owned special purpose subsidiary (the "Securitization Facility"). The Company had approximately $56 million available under the securitization facility as of August 30, 2002. The Company amended its trade receivable securitization agreement in January 2002 and, as a result, discontinued the off balance sheet treatment of the program. In addition, the facility was reduced to $65 million in order to reduce fees while still providing the Company with sufficient availability to cover its anticipated needs. The Company has $2.5 million outstanding under the Securitization Facility as of August 30, 2002.

The Company had $53 million outstanding under the Securitization Facility as of August 31, 2001. The unpaid balance of accounts receivable sold were approximately $113 million. The Company continued to service these receivables and maintained a retained interest in the receivables. The Company had not recorded a servicing asset or liability since the cost to service the receivables approximated the servicing income. The retained interest totaling approximately $60.2 million represented the excess of the receivables sold to the wholly-owned special purpose entity over the amount funded to the Company. The retained interest in the receivables sold is included in the caption "Receivables" in the accompanying consolidated balance sheet as of August 31, 2001.

5. New Accounting Standards: Effective June 1, 2002, the Company adopted Statement No. 141, "Business Combinations" ("SFAS 141") and Statement No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 142 requires that entities assess the fair value of the net assets underlying all acquisition related goodwill on a reporting unit basis effective beginning in the Company's fiscal year 2003. When the fair value is less than the related carrying value, entities are required to reduce the amount of goodwill.

The adoption of SFAS 142 required the Company to perform an initial impairment assessment on all goodwill as of the beginning of its fiscal year 2003 for each of its reporting units. In this assessment, the Company compared the fair value of the reporting unit to its carrying value. The fair values of the reporting units were calculated based on the present value of future cash flows. The assumptions used in these discounted cash flow analyses were consistent with the reporting unit's internal planning. Upon adoption of SFAS 142, the Company had no impairment of its goodwill, which totaled $5,738,476 at August 30, 2002.

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143") which requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, the entity either settles the obligation for the amount recorded or incurs a gain or loss. SFAS 143 is effective for fiscal years beginning after June 15, 2002. Management believes that the adoption of this statement will not have a material effect on the Company's future results of operations.

Oxford Industries, Inc.
Notes to Consolidated Financial Statements (continued)

In August 2001, FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). Statement 144 supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"), and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("Opinion 30") for the disposal of a segment of a business (as previously defined in Opinion 30). The FASB issued SFAS 144 to establish a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale. SFAS 144 broadens the presentation of discontinued operations in the income statement to include a component of an entity (rather than a segment of a business). A component of an entity comprises operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. SFAS 144 also requires that discontinued operations be measured at the lower of the carrying amount or fair value less cost to sell. SFAS 144 is effective for fiscal years beginning after December 15, 2001 and should be applied prospectively. The adoption of SFAS 144 had no impact on the Company.

In April 2002, FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections" ("SFAS 145"), which clarifies the criteria under which extinguishment of debt can be considered as extraordinary and rescinds the related Statement Nos. 4 and 64 in addition to Statement No. 44 and also makes technical corrections to other Statements of Financial Standards. The Company plans to adopt SFAS 145 in January 2003. Management believes that the adoption of this statement will not have a material effect on the Company's future results of operations.

6. Earnings Per Share

	Quarter Ended
	August 30, 2002	August 31, 2001
In thousands, except share and per share amounts
Basic and diluted earnings available to Stockholders (numerator):	$4,510	$3,127
Shares (denominator):
Weighted average shares outstanding	7,515,577	7,439,168
Dilutive securities:
Options	45,097	48,105
Total assuming conversion	7,560,674	7,487,273
Per share amounts:
Basic per common share	$0.60	$0.42
Diluted per common share	$0.60	$0.42

  Options to purchase 190,700 shares of the Company's stock at prices ranging from $27.88 to $35.66 per share were outstanding during the first quarter of fiscal 2003. However, these were not included in the computation of diluted earnings per share because the inclusion of such shares would have had an antidilutive effect.
  Options to purchase 198,950 shares of the Company's stock at prices ranging from $27.88 to $35.66 per share were outstanding during the first quarter of fiscal 2002. However, these were not included in the computation of diluted earnings per share because the inclusion of such shares would have had an antidilutive effect.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth items in the Consolidated Statements of Earnings as a percent of net sales and the percentage change of those items as compared to the prior year. All dollar amounts in the following tables and text are expressed in thousands. (Percentages are calculated based on actual data, but percentage columns may not add due to rounding.)

	First Quarter		First Quarter
	FY 2003		FY 2002		Change
Net Sales	$ 172,139	100.0%	$ 179,530	100.0%	$ (7,391)	-4.1%
Cost of Goods Sold	133,677	77.7%	143,210	79.8%	(9,533)	-6.7%
Gross Profit	38,462	22.3%	36,320	20.2%	2,142	5.9%
S,G&A	30,968	18.0%	31,203	17.4%	(235)	-0.8%
EBIT	7,494	4.4%	5,117	2.9%	2,377	46.5%
Interest expense, Net	41	0.0%	73	0.0%	(32)	-43.8%
Earnings Before Income Taxes	7,453	4.3%	5,044	2.8%	2,409	47.8%
Income Taxes	2,943	1.7%	1,917	1.1%	1,026	53.5%
Net Earnings	$ 4,510	2.6%	$ 3,127	1.7%	$ 1,383	44.2%

Total Company

Effective June 1, 2002, the Company adopted SFAS 142. Adoption of this new statement is considered a change in accounting principle and affects the Company's financial results in several ways. Under SFAS 142, the Company no longer amortizes goodwill, which will reduce S, G & A expenses by approximately $2,021 for fiscal 2003. Instead, the new statement requires an initial test at adoption, and subsequent tests at least annually thereafter, of recorded goodwill to determine if the carrying values of such assets exceed their implied fair values as calculated under the new rules. The adoption of SFAS 142 resulted in no charge related to the impairment of goodwill in the first quarter of fiscal year 2003.

Net sales declined 4.1% from $179,530 in the first quarter of the prior year to $172,139 in the first quarter of the current year. Most of the sales decline was due to the discontinuation of the DKNY Kids business. Excluding the DKNY Kids business, net sales declined 1.9% as a 10.0% decline in the average selling price per unit was mostly offset by a 9.1% increase in the number of units shipped. The decline in the average selling price per unit was due in part to the continued deflation in apparel prices and due in part to a small shift in the first quarter sales base from menswear to womenswear. The Company's womenswear products normally carry a substantially lower average selling price per unit than its menswear products.

Cost of goods sold declined from 79.8% in the first quarter of the prior year to 77.7% in the current quarter. The improvement came from more cost effective product sourcing, reduced markdown cost and more efficient manufacturing.

Selling, general and administrative (S,G & A) expenses declined in absolute terms but increased from 17.4% of sales in the prior year to 18.0% of sales in the current year.

Interest expense declined in the first quarter of the current year due to lower average borrowing requirements and lower average interest rates. Approximately $551 of financing cost for the trade receivables securitization program was reflected as S,G & A rather than interest expense in the first quarter of the prior year.

The Company's effective tax rate was 39.5% in the current year and 38.0% in the prior year. These changes are primarily attributable to the relative level of pre-tax earnings in the various taxing jurisdictions to which the Company's earnings are subject.

Segment Results

The Company's business segments are the Oxford Shirt Group, Lanier Clothes, Oxford Slacks and the Oxford Womenswear Group. The Shirt Group operations encompass branded and private label dress and sport shirts and branded golf apparel. Lanier Clothes produces branded and private label suits, sportscoats, suit separates and dress slacks. Oxford Slacks is a producer of private label dress and casual slacks and walk shorts. The Womenswear Group is a producer of private label women's sportswear. Corporate and Other is a reconciling category for reporting purposes and includes the Company's corporate offices, transportation and logistics, LIFO inventory accounting adjustments and other costs that are not allocated to the operating groups. All data with respect to the Company's specific segments included within "Management's Discussion and Analysis" is presented before applicable intercompany eliminations. See Note 3 of Notes to Consolidated Financial Statements.

	First Quarter		First Quarter
Net Sales	FY 2003		FY 2002		Change
Oxford Shirt Group	$ 47,173	27.4%	$ 54,469	30.3%	(7,296)	-13.4%
Lanier Clothes	36,940	21.5%	40,711	22.7%	(3,771)	-9.3%
Oxford Slacks	21,354	12.4%	22,002	12.3%	(648)	-2.9%
Oxford Womenswear Group	66,599	38.7%	62,227	34.7%	4,372	7.0%
Corporate and Other	73	0.0%	121	0.1%	(48)	-39.7%

Total Net Sales	$ 172,139	100.0%	$ 179,530	100.0%	(7,391)	-4.1%

	First Quarter		First Quarter
EBIT	FY 2003		FY 2002		Change
Oxford Shirt Group	$ 1,254	2.7%	$ 1,427	2.6%	$ (173)	-12.1%
Lanier Clothes	4,896	13.3%	4,407	10.8%	489	11.1%
Oxford Slacks	1,349	6.3%	1,095	5.0%	254	23.2%
Oxford Womenswear Group	3,541	5.3%	4,036	6.5%	(495)	-12.3%
Corporate and Other	(3,546)	Na	(5,848)	Na	2,302	-39.4%

Total EBIT	$ 7,494	4.4%	$ 5,117	2.9%	$ 2,377	46.5%

Oxford Shirt Group

The Oxford Shirt Group posted a first quarter sales decline of 13.4% to $47,173. The majority of the sales decline was attributable to the exit of the DKNY Kids business. Excluding the DKNY Kids business, sales declined 6.4% as the average selling price per unit declined 8.6% partially offset by a 2.4% increase in the number of units shipped. EBIT declined 12.1%, slightly less than the sales decline.

Lanier Clothes

The Lanier Clothes Group posted a 9.3% sales decline to $36,940. A 5.9% decline in the average selling price per unit was compounded by a 3.5% decrease in units shipped. The unit sales decline was driven by lower demand from the department store distribution channel. Despite the sales decline, EBIT increased 11.1% over last year to $4,896 due to lower markdowns and improved manufacturing performance.

Oxford Slacks

The Oxford Slacks Group reported a 2.9% sales decline to $21,354. The average selling price per unit decline of 7.3% was partially offset by a unit sales increase of 4.6%. Sales declines to chain stores were offset by gains in the specialty catalog distribution channel. EBIT increased 23.2% to $1,349 in the current year due primarily to improved manufacturing performance and sourcing cost effectiveness.

Oxford Womenswear Group

The Oxford Womenswear Group posted first quarter sales of $66,599, a 7.0% increase over the prior year. The unit sales increase of 13.9% was partially offset by the 7.0% decline in the average selling price per unit. Growth in the group's mass merchant distribution channel was responsible for most of the sales increase. EBIT declined 12.3% to $3,541 due to gross margin pressures.

Corporate and Other

The Corporate and Other improvement in EBIT was primarily due to LIFO inventory accounting and $551 of securitization interest classified as S, G & A in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Changes in operating activity are generally due to changes in working capital which is monitored primarily by analysis of the Company's investment in accounts receivable and inventory and by the amount of accounts payable. The following table sets forth an analysis of the primary components of working capital as adjusted to return the off-balance securitization program at August 31, 2001 to the balance sheet for comparison purposes.

	Aug. 30, 2002	May 31, 2002	Aug. 31, 2001
			As Reported	Securitization Adjustment	Adjusted for Securitization
Current Assets	$ 227,417	$ 215,084	$ 204,882	$ 53,000	$ 257,882
Current Liabilities	78,498	70,155	69,585	53,000	122,585
Working Capital	$ 148,919	$ 144,929	$ 135,297	$ 0	$ 135,297

Current Ratio	2.9	3.1			2.1

Accounts Receivable	$ 121,011	$ 103,198	$ 59,387	$ 53,000	$ 112,387
Days Sales Outstanding	56.8	54.9			54.7

Inventory	$ 90,020	$ 84,541	$ 127,715	$ 0	$ 127,715
Days Supply on Hand	69.6	76.7			87.4

Accounts Payable	$ 45,666	$ 43,320	$ 35,928	$ 0	$ 35,928

Operating Activities used $11,971 in the first quarter of the current year and $3,792 in the first quarter of the prior year. The change in receivables was due to the timing of sales within the quarter and the increase of days sales outstanding due to the extension of payment terms. The inventory reduction from the prior year was driven by improved asset management, while the increase since the beginning of the year is due to planned increased sales.

Investing Activities

Investing activities used $290 in the first quarter of the current year and $272 in the first quarter of the prior year.

Financing Activities

Financing activities generated $923 in the first quarter of the current year and $209 in the first quarter of the prior year. The primary difference was increased short-term borrowings offset by the reduction in proceeds from the issuance of common stock due to the exercise of employee stock options.

The Company established a $90,000 accounts receivable securitization program on May 3, 2001, under which the Company sells a defined pool of its accounts receivable to a securitization conduit. The Company used the proceeds from the receivables securitization to eliminate bank borrowings. At August 31, 2001, $53,000 was outstanding under the securitization agreement. The Company amended its trade receivables securitization agreement on January 31, 2002, and discontinued the off-balance sheet treatment of the program. The facility amount was also reduced to $65,000. There was no debt outstanding under the securitization agreement at May 31, 2002. There was $2,500 outstanding under the securitization agreement at August 30, 2002.

If the securitization agreement had not been treated as off-balance sheet at August 31, 2001, the accounts receivable balance at August 31, 2001 would have increased $53,000 to $112,387 and the balance of short-term debt would have been $53,000. Net cash used by operations for the quarter ended August 31, 2001 would have declined by $3,000 from $3,792 to $792 and net cash provided by financing activities would have decreased by $3,000 from $209 cash provided to $2,791 cash used.

On October 7, 2002, the Company's Board of Director's declared a cash dividend of $0.21 per share payable on November 30, 2002 to shareholders of record on November 15, 2002.

Market Risk Sensitivity

Inflation Risk

The consumer price index indicates deflation in apparel prices for at least the last three years. This deflation has resulted in the decline in the average selling price per unit for the Company as a whole and for each operating segment. In order to maintain gross margins and operating profit, the Company constantly seeks more cost effective product sourcing, productivity improvements and cost containment initiatives, in addition to efforts to increase unit sales.

There were no other material changes in Market Risk Sensitivity since the filing of the Annual report on Form 10-K for the fiscal year ended May 31, 2002.

NEW ACCOUNTING STATEMENTS

A discussion of the effects of recently issued accounting standards appears in Note 5 to the Notes to the Consolidated Financial Statements in Item 1 above.

FUTURE LIQUIDITY AND CAPITAL RESOURCES

Cash flow from operations is the Company's primary source of liquidity. The Company supplements operating cash with its $65,000 committed trade receivables securitization program and uncommitted bank lines of credit. On August 30, 2002, $56,323 was available under the securitization program and there was $2,500 outstanding under the securitization agreement. The Company has $164,500 in uncommitted lines of credit, of which $128,500 is reserved exclusively for letters of credit. The Company pays no commitment fees for these available lines of credit. At August 30, 2002 there were no direct borrowings and approximately $83,255 in trade letters of credit outstanding under these lines. The Company anticipates use and availability of uncommitted resources as working capital needs may require.

The uses of funds primarily includes working capital requirements, capital expenditures, acquisitions, stock repurchases, dividends and repayment of short-term debt. The Company considers possible acquisitions of apparel-related businesses that are compatible with its long-term strategies. The Company's Board of Directors has authorized the Company to purchase shares of the Company's common stock on the open market and in negotiated trades as conditions and opportunities warrant.

FUTURE OPERATING RESULTS

The business climate remains quite challenging. Comparatively lower wholesale and retail inventories should provide the Company with the opportunity to replenish a somewhat depleted supply chain. The rollout of selected Lands' End apparel products to Sears stores this fall and next spring should have a favorable impact on the Company's sales and earnings. Sourcing and manufacturing initiatives implemented last year should continue to drive improvements in gross margin.

In September, the Pacific Maritime Association (PMA) locked out workers of the International Longshore and Warehouse Union (ILWU). The lockout resulted in the shut down of all major west coast ports. The shut down of the ports resulted in disruption of the entire inbound international freight system as ships backed up at west coast ports and demand for east coast bound ships, empty shipping containers and air freight exceeded capacity. On October 8, acting pursuant to the Taft-Hartley Act, President Bush ordered an end to the lockout for an 80 day "cooling off" period. As of the date of this report, freight congestion is beginning to clear. In anticipation of the work stoppage, the Company took numerous steps to try to avoid any delays in its inbound shipments including shipping early where possible, shipping to east coast ports and in some cases by air. However, due to the extent of the disruption to the entire international inbound freight system caused by the lockout, the Company expects to experience some delays in the receipt and ultimate shipment of goods during the second quarter but does not expect such delays to be greater than those experienced by most other major apparel producers. If the PMA and the ILWU are unable to reach agreement on a new contract during the cooling off period, further disruptions could occur in the future.

For the second quarter, the Company expects a material improvement in sales and earnings compared to last year's depressed levels. For the full year, the Company expects a significant rebound in earnings on a moderate sales increase.

Critical Accounting Policies

The Company's critical accounting policies, including the assumptions and judgements underlying them, are disclosed in the Company's Annual Report to Shareholders for fiscal year ended May 31, 2002. These policies have been consistently applied in all material respects and address such matters as concentrations of credit risk, accounts receivable securitization, accounts receivable valuation, inventory management and revenue recognition. While the estimates and judgements associated with the application of these policies may be affected by different assumptions or conditions, the Company believes the estimates and judgements associated with the reported amounts are appropriate in the circumstances.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Quarterly Report contains forward-looking statements within the meaning of the federal securities laws. These statements, which include statements regarding our future liquidity and capital resource requirements as well as our future operating results, are based on the Company's current beliefs or expectations. These statements are based on numerous assumptions and are subject to risks and uncertainties. Although the Company feels that the beliefs and expectations in the forward-looking statements are reasonable, it does not and cannot give any assurance that the beliefs and expectations will prove to be correct. Many factors could significantly affect the Company's operations and cause the Company's actual results to differ materially from our forward looking statements. Those factors include, but are not limited to: (I) general economic and apparel business conditions; (ii) continued retailer and consumer acceptance of the Company's products; (iii) global manufacturing costs; (iv) the financial condition of customers or suppliers; (v) changes in capital market conditions; (vi) governmental and business conditions in countries where the Company's products are manufactured; (vii) changes in trade regulations; (viii) the impact of acquisition activity; (ix) changes in the Company's plans, strategies, objectives, expectations or intentions, which may happen at any time in the discretion of the Company; and (x) other risks and uncertainties indicated from time to time in the Company's filings with the Securities and Exchange Commission. The Company does not have an obligation to publicly update any forward-looking statements, whether as a result of the receipt of new information, occurrence of the future events or otherwise.

ADDITIONAL INFORMATION

For additional information concerning the Company's operations, cash flows, liquidity and capital resources, this analysis should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements contained in the Company's Annual Report to shareholders for the fiscal year ended May 31, 2002.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See the section entitled "Liquidity and Capital Resources" in Item 2 above, which sections are incorporated herein by reference.

Item 4. EVALUATION OF DISLCOSURE CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

Our chief executive officer and our chief financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c)) as of an evaluation date within 90 days before the filing date of this quarterly report, have concluded that as of the evaluation date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

(b) Changes in internal controls.

There were no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the evaluation date.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits.

3a Articles of Incorporation of the Company.

99.1 Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K.

The Registrant did not file any reports on Form 8-K during the quarter ended August 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OXFORD INDUSTRIES, INC.

(Registrant)

/s/ J. Hicks Lanier
Dated October 11, 2002	J. Hicks Lanier
Chief Executive Officer

/s/Ben B. Blount, Jr.
Date: October 11, 2002	Ben B. Blount, Jr
Chief Financial Officer

Date: October 11, 2002
/s/K. Scott Grassmyer
K. Scott Grassmyer
Controller and
Chief Accounting Officer

CERTIFICATIONS

I, J. Hicks Lanier, certify that:

  I have reviewed this quarterly report on Form 10-Q of Oxford Industries;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: October 11, 2002

By: /s/ J. Hicks Lanier

___________________

J. Hicks Lanier

Chief Executive Officer

============================================================================

I, Ben B. Blount, Jr., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Oxford Industries;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: October 11, 2002

By: /s/ Ben B. Blount, Jr.

___________________

Ben B. Blount, Jr.

Chief Financial Officer