Form 10-Q
period 2002-11-29
OXFORD INDUSTRIES INC
filed 2003-01-10
CIK 75288

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[ X ] Quarterly Report Pursuant To Section 13 or 15(d) of
The Securities Exchange Act of 1934

For the quarterly period ended NOVEMBER 29, 2002

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
Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Number of shares outstanding
Title of each class	as of January 6, 2003
Common Stock, $1 par value	7,517,829

Table of contents

OXFORD INDUSTRIES, INC.
INDEX TO FORM 10-Q
November 29, 2002

PART 1 FINANCIAL INFORMATION	Page

Item 1 Financial Statements
Consolidated Statements Of Earnings	3
Consolidated Balance Sheets	4
Consolidated Statements of Cash Flows	5
Notes to Consolidated Financial Statements	6
Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3 Quantitative and Qualitative Disclosures About Market Risk	16
Item 4 Evaluation of Disclosure Controls and Procedures	16

PART II OTHER INFORMATION

Item 6 Exhibits and Reports on Form 8-K	17
Signatures and Certifications	17

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

OXFORD INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)

$ in thousands except per share amounts	Quarters Ended		Six Months Ended
	November 29, 2002	November 30, 2001	November 29, 2002	November 30, 2001
Net Sales	$ 185,421	$ 156,528	$ 357,560	$ 336,058
Cost of goods sold	148,235	128,983	281,912	272,193
Gross Profit	37,186	27,545	75,648	63,865
Selling, general and administrative	30,076	26,824	61,044	58,027
Earnings Before Interest and Taxes	7,110	721	14,604	5,838
Interest expense (income), net	61	(22)	102	51
Earnings Before Income Taxes	7,049	743	14,502	5,787
Income Taxes	2,786	282	5,729	2,199
Net Earnings	$ 4,263	$ 461	$ 8,773	$ 3,588
Basic Earnings Per Common Share	$0.57	$0.06	$1.17	$0.48
Diluted Earnings Per Common Share	$0.56	$0.06	$1.16	$0.48
Basic Number of Shares Outstanding	7,515,929	7,509,781	7,515,752	7,474,312
Diluted Number of Shares Outstanding	7,543,656	7,539,739	7,551,312	7,513,898
Dividends Per Share	$0.21	$0.21	$0.42	$0.42

See notes to consolidated financial statements.

OXFORD INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED EXCEPT FOR MAY 31, 2002)

$ in thousands	November 29, 2002	May 31, 2002	November 30, 2001
Assets
Current Assets:
Cash and cash equivalents	$ 28,971	$ 17,591	$ 7,746
Receivables	105,493	103,198	71,609
Inventories:
Finished goods	50,817	54,382	75,146
Work in process	17,606	11,681	13,151
Fabric, trim & supplies	23,797	18,478	22,873
	92,220	84,541	111,170
Prepaid expenses	10,345	9,754	11,545
Total Current Assets	237,029	215,084	202,070
Property, Plant and Equipment, net	24,746	27,188	30,814
Deferred Income Taxes	-	-	600
Other Assets, net	8,297	8,241	8,924
Total Assets	$270,072	$250,513	$242,408

Liabilities and Stockholders' Equity
Current Liabilities
Trade accounts payable	$ 53,169	$ 43,320	$ 34,363
Accrued compensation	16,003	12,752	11,496
Other accrued expenses	13,494	12,250	18,639
Dividends Payable	1,578	1,578	1,577
Current Maturities of long-term debt	145	255	225
Total Current Liabilities	84,389	70,155	66,300
Long Term Debt, less current portion	29	139	289
Noncurrent Liabilities	4,500	4,500	4,500
Deferred Income Taxes	316	518	-
Stockholders' Equity:
Common Stock	7,516	7,515	7,513
Additional paid in capital	14,634	14,615	14,539
Retained earnings	158,688	153,071	149,267
Total Stockholders' equity	180,838	175,201	171,319
Total Liabilities and Stockholders' Equity	$270,072	$250,513	$242,408

See notes to consolidated financial statements.

OXFORD INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
$ in thousands	November 29, 2002	November 30, 2001
Cash Flows From Operating Activities
Net earnings	$8,773	$3,588
Adjustments to reconcile net earnings to
Net cash used in operating activities:
Depreciation and amortization	3,018	4,306
(Gain) loss on sale of property, plant and equipment	(16)	79
Changes in working capital:
Receivables	(2,295)	(20,910)
Inventories	(7,679)	36,200
Prepaid Expenses	(650)	(1,235)
Trade accounts payable	9,849	(20,424)
Accrued expenses and other current liabilities	4,495	266
Income taxes payable	-	(2,924)
Deferred income taxes	(143)	497
Other noncurrent assets	(95)	81
Net cash provided by (used in) operating activities	15,257	(476)

Cash Flows from Investing Activities
Purchase of property, plant and equipment	(775)	(709)
Proceeds from sale of property, plant and equipment	254	75
Net cash used in investing activities	(521)	(634)

Cash Flows from Financing Activities
Principal payments of long-term debt	(220)	(148)
Proceeds from issuance of common stock	20	1,939
Dividends on common stock	(3,156)	(3,120)
Net cash used in financing activities	(3,356)	(1,329)

Net change in Cash and Cash Equivalents	11,380	(2,439)
Cash and Cash Equivalents at the Beginning of Period	17,591	10,185
Cash and Cash Equivalents at the End of Period	$28,971	$7,746

Supplemental Disclosure of Cash Flow Information
Cash paid (received) for:
Interest, net	$164	($67)
Income taxes	5,675	3,998

See notes to consolidated financial statements.

OXFORD INDUSTRIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 29, 2002

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

$ in thousands
	Quarters Ended		Six Months Ended
	November 29, 2002	November 30, 2001	November 29, 2002	November 30, 2001
Net Sales
Oxford Shirt Group	$ 53,437	$ 44,746	$100,610	$ 99,215
Lanier Clothes	42,505	38,464	79,445	79,175
Oxford Slacks	24,830	18,460	46,184	40,462
Oxford Womenswear Group	64,565	54,740	131,164	116,967
Corporate and other	84	118	157	239
Total	$185,421	$156,528	$357,560	$336,058

OXFORD INDUSTRIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 29, 2002

3. Segment information (continued)
$ in thousand	Quarters Ended		Six Months Ended
	November 29, 2002	November 30, 2001	November 29, 2002	November 30, 2001
Depreciation and amortization
Oxford Shirt Group	$ 451	$ 519	$ 904	$ 1,038
Lanier Clothes	468	443	874	896
Oxford Slacks	224	249	426	503
Oxford Womenswear Group	245	688	491	1,378
Corporate and Other	167	249	323	491
Total	$1,555	$ 2,148	$ 3,018	$ 4,306
Earnings Before Interest and Taxes (EBIT)
Oxford Shirt Group	$ 564	$(2,549)	$ 1,818	$(1,122)
Lanier Clothes	3,427	1,661	8,323	6,068
Oxford Slacks	1,752	399	3,101	1,494
Oxford Womenswear Group	1,766	281	5,307	4,317
Corporate and Other	(399)	929	(3,945)	(4,919)
Total	$7,110	$ 721	$14,604	$ 5,838
Interest expense (income), net	61	(22)	102	51
Earnings before taxes	$7,049	$ 743	$14,502	$ 5,787

			November 29, 2002	November 30, 2001
ASSETS
Oxford Shirt Group			$ 78,347	$ 88,740
Lanier Clothes			67,253	84,481
Oxford Slacks			41,367	34,783
Oxford Womenswear Group			74,583	58,655
Corporate and Other			8,522	(24,251)
Total			$270,072	$242,408

Purchase of property, plant and equipment
Oxford Shirt Group			$ 266	$ 252
Lanier Clothes			311	263
Oxford Slacks			132	20
Oxford Womenswear Group			9	74
Corporate and Other			57	100
Total			$ 775	$ 709

OXFORD INDUSTRIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 29, 2002

4. Receivables Sales: During its fiscal 2001 year, the Company entered into a $90 million asset backed revolving securitization facility under which the Company sells a defined pool of its accounts receivable to a wholly-owned special purpose subsidiary (the "Securitization Facility"). The Company had approximately $62 million available under the securitization facility as of November 29, 2002. The Company amended its trade receivable securitization agreement in January 2002 and, as a result, discontinued the off balance sheet treatment of the program. In addition, the facility was reduced to $65 million in order to reduce fees while still providing the Company with sufficient availability to cover its anticipated needs. The Company has no debt outstanding under the Securitization Facility as of November 29, 2002.

The Company had $10 million outstanding under the Securitization Facility as of November 30, 2001. The unpaid balance of accounts receivable sold were approximately $82.3 million. The Company continued to service these receivables and maintained a retained interest in the receivables. The Company did not record a servicing asset or liability since the cost to service the receivables approximated the servicing income. The retained interest totaling approximately $72.3 million represented the excess of the receivables sold to the wholly-owned special purpose entity over the amount funded to the Company. The retained interest in the receivables sold is included in the caption "Receivables" in the accompanying consolidated balance sheet as of November 30, 2001.

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

The adoption of SFAS 142 required the Company to perform an initial impairment assessment on all goodwill as of the beginning of its fiscal year 2003 for each of its reporting units. In this assessment, the Company compared the fair value of the reporting unit to its carrying value. The fair values of the reporting units were calculated based on the present value of future cash flows. The assumptions used in these discounted cash flow analyses were consistent with the reporting unit's internal planning. Upon adoption of SFAS 142, the Company had no impairment of its goodwill, which totaled $5,839,476 at November 29, 2002.

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

OXFORD INDUSTRIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 29, 2002

5. New Accounting Standards (continued)

In August 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). Statement 144 supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"), and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("Opinion 30") for the disposal of a segment of a business (as previously defined in Opinion 30). The FASB issued SFAS 144 to establish a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale. SFAS 144 broadens the presentation of discontinued operations in the income statement to include a component of an entity (rather than a segment of a business). A component of an entity comprises operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. SFAS 144 also requires that discontinued operations be measured at the lower of the carrying amount or fair value less cost to sell. SFAS 144 is effective for fiscal years beginning after December 15, 2001 and should be applied prospectively. The adoption of SFAS 144 had no impact on the Company.

In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections" ("SFAS 145"), which clarifies the criteria under which extinguishment of debt can be considered as extraordinary and rescinds the related Statement Nos. 4 and 64 in addition to Statement No. 44 and also makes technical corrections to other Statements of Financial Standards. The Company plans to adopt SFAS 145 in January 2003. Management believes that the adoption of this statement will not have a material effect on the Company's future results of operations.

In July 2002, the FASB issued SFAS No. 146,"Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146") which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" ("EITF 94-3"). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred as opposed to the date of an entity's commitment to an exit plan. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. This statement is effective for exit or disposal activities that are initiated after December 31, 2002. The Company will adopt SFAS 146 in January 2003. Management believes that the adoption of this statement will not have a material effect on the Company's future results of operations.

OXFORD INDUSTRIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 29, 2002

6. Earnings Per Share

	Quarter Ended		Six Months Ended
	November 29, 2002	November 30, 2001	November 29, 2002	November 30, 2001
In thousands, except share and per share amounts
Basic and diluted earnings available to Stockholders (numerator):	$4,263	$461	$8,773	$3,588
Shares (denominator):
Weighted average shares outstanding	7,515,929	7,509,781	7,515,752	7,474,312
Dilutive securities:
Options	27,727	29,958	35,560	39,586
Total assuming conversion	7,543,656	7,539,739	7,551,312	7,513,898
Per share amounts:
Basic per common share	$0.57	$0.06	$1.17	$0.48
Diluted per common share	$0.56	$0.06	$1.16	$0.48

  Options to purchase 304,200 shares of the Company's stock at prices ranging from $23.45 to $35.66 per share were outstanding during the second quarter of fiscal 2003. However, these were not included in the computation of diluted earnings per share because the inclusion of such shares would have had an antidilutive effect.
  Options to purchase 198,450 shares of the Company's stock at prices ranging from $27.88 to $35.66 per share were outstanding during the second quarter of fiscal 2002. However, these were not included in the computation of diluted earnings per share because the inclusion of such shares would have had an antidilutive effect.
  Options to purchase 187,200 shares of the Company's stock at prices ranging from $27.88 to $35.66 per share were outstanding during the six months ended November 29, 2002. However, these were not included in the computation of diluted earnings per share because the inclusion of such shares would have had an antidilutive effect.
  Options to purchase 198,450 shares of the Company's stock at prices ranging from $27.88 to $35.66 per share were outstanding during the six months ended November 30, 2001. However, these were not included in the computation of diluted earnings per share because the inclusion of such shares would have had an antidilutive effect.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table expresses line items in the Consolidated Statements of Earnings both in dollars and as a percent of net sales. The table also sets forth the percentage change of those items as compared to the prior year. All dollar amounts in the following tables and text are expressed in thousands. (Percentages are calculated based on actual data, but percentage columns may not add due to rounding.)

	Quarter Ended November			Six Months Ended November
	FY 2003	FY 2002	% Change	FY 2003	FY 2002	% Change
Net Sales	$ 185,421	$ 156,528	18.5%	$ 357,560	$ 336,058	6.4%
Cost of Goods Sold	148,235	128,983	14.9%	281,912	272,193	3.6%
Gross Profit	37,186	27,545	35.0%	75,648	63,865	18.4%
S,G&A	30,076	26,824	12.1%	61,044	58,027	5.2%
EBIT	7,110	721	886.1%	14,604	5,838	150.2%
Interest, Net	61	(22)	337.3%	102	51	100.0%
Earnings Before Taxes	7,049	743	848.7%	14,502	5,787	150.6%
Income Taxes	2,786	282	887.9%	5,729	2,199	160.5%
Net Earnings	$ 4,263	$ 461	824.7%	$ 8,773	$ 3,588	144.5%

As a Percentage of Net Sales
Net Sales	100.0%	100.0%		100.0%	100.0%
Cost of Goods Sold	79.9%	82.4%	-2.5%	78.8%	81.0%	-2.2%
Gross Profit	20.1%	17.6%	2.5%	21.2%	19.0%	2.2%
S,G&A	16.2%	17.1%	-0.9%	17.1%	17.3%	-0.2%
EBIT	3.8%	0.5%	3.3%	4.1%	1.7%	2.4%
Interest, Net	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Earnings Before Taxes	3.8%	0.5%	3.3%	4.1%	1.7%	2.4%
Income Taxes	1.5%	0.2%	1.3%	1.6%	0.7%	0.9%
Net Earnings	2.3%	0.3%	2.0%	2.5%	1.1%	1.4%

Total Company

Second quarter net sales increased 18.5% from $156,528 in the prior year to $185,421 this year. A 27.5% increase in the number of units shipped was partially offset by a 7.1% decline in the average selling price per unit. The increase in unit sales was primarily attributable to growth in the discount and chain store channels and included the initial rollout of Lands' End product into selected Sears stores. The decline in the average selling price per unit was due to continued deflation in apparel prices and a shift in product mix.

Net sales increased 6.4% from $336,058 in the first half of last year to $357,560 in the first half of the current year. A unit sales increase of 16.5% was partially offset by a 8.7% decline in the average selling price per unit. As in the second quarter, the decline in the average selling price per unit was due to continued deflation in apparel prices and a shift in product mix.

Cost of goods sold declined from 82.4% in the second quarter of the prior year to 79.9% in the second quarter of the current year. Lower markdowns and a significant improvement in manufacturing performance drove the reduction in the cost of goods sold. The improved manufacturing performance was due to lower opening inventories, less owned manufacturing capacity, higher volumes and higher manufacturing capacity utilization than in the prior year. In the second quarter of the prior year, the Company permanently closed two sewing facilities in Mexico at a cost of $1,100. During the second quarter of the current year, the Company also elected to close its European golf operation, which resulted in a pretax charge of $1,373 ($833 to cost of goods sold and $540 to S,G&A).

For the six months, cost of goods sold declined from 81.0% in the prior year to 78.8% in the current year. The reasons for the decline were the same as those stated for the second quarter.

The sales increase resulted in a moderate leveraging of selling, general and administrative (S,G&A) expenses in the second quarter. As a percentage of net sales, S,G&A declined from 17.1% in the prior year to 16.2% in the current year. In absolute dollar terms, S,G&A expenses increased from $26,824 in the second quarter of the prior year to $30,076 in the current quarter. Included in S,G&A in the current quarter were higher incentive compensation accruals due to improved financial performance, costs to close the European golf operation and $805 of acquisition due diligence costs.

For six months, S,G&A increased to $61,044 in the current year from $58,027 in the prior year. As a percentage of net sales, S,G&A declined to 17.1% in the current year from 17.3% in the prior year. The dollar increase from the prior year was primarily due to higher incentive compensation accruals, costs to close the European golf operation, and $1,061 of acquisition due diligence costs.

Interest expense in the second quarter declined due to lower weighted average borrowing requirements and lower average interest rates. In the second quarter of the prior year, approximately $386 of financing cost for the trade receivables securitization program were included in S,G&A expense rather than interest expense.

For the six months, interest expense declined due to lower weighted average borrowing requirements and lower average interest rates. In the prior year, approximately $937 of financing cost for the trade receivables securitization program were included in S,G&A expense rather than interest expense.

The Company's effective tax rate was approximately 39.5% for the second quarter and six months of the current year and was approximately 38.0% for the second quarter and six months of the prior year. Variations in the rate are primarily attributable to the relative distribution of pre-tax earnings among the various taxing jurisdictions in which the Company operates.

Segment Results

The Company's business segments are the Oxford Shirt Group, Lanier Clothes, Oxford Slacks and the Oxford Womenswear Group. The Shirt Group operations encompass branded and private label dress and sport shirts and branded golf apparel. Lanier Clothes produces branded and private label suits, sportscoats, suit separates and dress slacks. Oxford Slacks is a producer of private label dress and casual slacks and walk shorts. The Womenswear Group is a producer of private label women's sportswear. Corporate and Other is a reconciling category for reporting purposes and includes the Company's corporate offices, transportation and logistics, LIFO inventory accounting adjustments and other costs that are not allocated to the other operating groups. All data with respect to the Company's specific segments included within "Management's Discussion and Analysis" is presented before applicable intercompany eliminations. See also Note 3: of Notes to Consolidated Financial Statements.

	Quarters Ended November			Six Months Ended November
Net Sales	FY 2003	FY 2002	% Change	FY 2003	FY 2002	% Change
Oxford Shirt Group	$ 53,437	$ 44,746	19.4%	$ 100,610	$ 99,215	1.4%
Lanier Clothes	42,505	38,464	10.5%	79,445	79,175	0.3%
Oxford Slacks	24,830	18,460	34.5%	46,184	40,462	14.1%
Womenswear Group	64,565	54,740	17.9%	131,164	116,967	12.1%
Corporate and Other	84	118	(28.8%)	157	239	(34.3%)
Total Net Sales	$ 185,421	$ 156,528	18.5%	$ 357,560	$ 336,058	6.4%

As a Percentage of Total Net Sales
Oxford Shirt Group	28.8%	28.6%		28.1%	29.5%
Lanier Clothes	22.9%	24.6%		22.2%	23.6%
Oxford Slacks	13.4%	11.8%		12.9%	12.0%
Womenswear Group	34.8%	35.0%		36.7%	34.8%
Corporate and Other	0.0%	0.1%		0.0%	0.1%
Total Net Sales	100.0%	100.0%		100.0%	100.0%

	Quarters Ended November			EBIT Margin
EBIT	FY 2003	FY 2002	% Change	FY 2003	FY 2002
Oxford Shirt Group	$ 564	$ (2,549)	122.1%	1.1%	(5.7%)
Lanier Clothes	3,427	1,661	106.3%	8.1%	4.3%
Oxford Slacks	1,752	399	339.1%	7.1%	2.2%
Oxford Womenswear Group	1,766	281	528.5%	2.7%	0.5%
Corporate and Other	(399)	929	(142.9%)	N/A	N/A
Total Operating Income	$ 7,110	$ 721	886.1%	3.8%	0.5%

	Six Months Ended November			EBIT Margin
EBIT	FY 2003	FY 2002	% Change	FY 2003	FY 2002
Oxford Shirt Group	$ 1,818	$ (1,122)	262.0%	1.8%	(1.1%)
Lanier Clothes	8,323	6,068	37.2%	10.5%	7.7%
Oxford Slacks	3,101	1,494	107.6%	6.7%	3.7%
Oxford Womenswear Group	5,307	4,317	22.9%	4.0%	3.7%
Corporate and Other	(3,945)	(4,919)	19.8%	N/A	N/A
Total Operating Income	$ 14,604	$ 5,838	150.2%	4.1%	1.7%

Oxford Shirt Group

The Oxford Shirt Group posted a 19.4% increase in net sales from $44,746 in the second quarter of the prior year to $53,437 in the second quarter of the current year. A 29.8% increase in unit sales was partially offset by a 7.9% decline in the average selling price per unit. The increase in unit sales was due primarily to initial shipment of Lands' End product to Sears stores. The decline in the average selling price per unit was due to continued deflation in apparel prices and product mix. The Company elected to close its European golf operation, which resulted in a pretax charge of $1,373. Higher sales volume and improved manufacturing performance resulted in an improvement in EBIT from ($2,549) in the second quarter of the prior year to $564 in the current year.

For the six months, the Oxford Shirt Group net sales increased 1.4% from $99,215 in the prior year to $100,610 in the current year. An 11.0% increase in unit sales was mostly offset by a 8.6% decline in the average selling price per unit. EBIT increased from ($1,122) in the prior year to $1,818 in the current year.

Lanier Clothes

Lanier Clothes posted a 10.5% increase in net sales from $38,464 in the second quarter of the prior year to $42,505 in the second quarter of the current year. A 19.4% increase in unit sales was partially offset by a 7.5% decline in the average selling price per unit. The increase in unit sales came primarily in the department and chain store channels. The increased sales volume, lower markdowns and improved manufacturing performance resulted in an increase in EBIT to $3,427 in the current quarter from $1,661 in the prior year.

For the six months, Lanier Clothes posted a 0.3% increase in net sales. An 8.0% increase in unit sales was offset by a 7.1% decline in the average selling price per unit. EBIT increased from $6,068 in the prior year to $8,323 in the current year.

Oxford Slacks

The Oxford Slacks Group reported a 34.5% sales increase from $18,460 in the second quarter of the prior year to $24,830 in the second quarter of the current year. A 41.0% increase in unit sales was partially offset by a 4.7% decline in the average selling price per unit. Most of the unit sales increase came from initial shipments of Lands' End casual and dress slacks to Sears. Higher volumes resulted in expense leveraging and improved manufacturing performance. EBIT increased from $399 in the prior year to $1,752 in the current year.

For the six months, Oxford Slacks posted a 14.1% increase in sales from $40,462 in the prior year to $46,184 in the current year. A 20.7% increase in unit sales was partially offset by a 5.5% decline in the average selling price per unit. EBIT increased from $1,494 in the prior year to $3,101 in the current year.

Oxford Womenswear Group

The Oxford Womenswear Group posted a 17.9% increase in net sales for the second quarter from $54,740 in the prior year to $64,565 in the current year. A 25.4% increase in unit sales was partially offset by a 7.7% decline in the average selling price per unit. The unit sales increase came primarily from mass merchant retailers. Profitability rebounded from the prior year's depressed levels which had included the permanent closure of two manufacturing facilities. EBIT increased from $281 in the prior year to $1,766 in the current year.

For the six months, the Womenswear Group posted a 12.1% increase in net sales from $116,967 in the prior year to $131,164 in the current year. A 19.3% increase in unit sales was partially offset by a 7.3% decline in the average selling price per unit. EBIT increased 22.9% from $4,317 in the prior year to $5,307 in the current year.

Corporate and Other

The Corporate and Other decline in EBIT for the second quarter was primarily attributable to the net effect of LIFO inventory accounting, and the aforementioned acquisition due diligence cost. As described above, the prior period included securitization financing cost classified as S,G&A.

For the six months, the Corporate and Other increase in EBIT was primarily due to the net effect of securitization interest classified as S, G & A in the prior year, LIFO inventory accounting and overabsorption of Far East buying office expenses due to increased volume, offset by acquisition due diligence cost and higher incentive compensation accruals due to improved financial performance.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

The change in cash flow from operating activity is primarily due to changes in net earnings and working capital. Changes in working capital are primarily monitored by analysis of the Company's investment in accounts receivable and inventory and by the amount of accounts payable. The following table sets forth an analysis of the primary components of working capital as adjusted to return the off-balance sheet securitization program at November 30, 2001 to the balance sheet for comparison purposes.

	November 29, 2002	May 31, 2002	November 30, 2001
				Securitization	Adjusted for
			As Reported	Adjustment	Securitization
Current Assets	$ 237,029	$ 215,084	$ 202,070	$ 10,000	$ 212,070
Current Liabilities	84,389	70,155	66,300	10,000	76,300
Working Capital	$ 152,640	$ 144,929	$ 135,770	$ 0	$ 135,770

Current Ratio	2.8	3.1			2.8

Accounts Receivable	$ 105,493	$ 103,198	$ 71,609	$ 10,000	$ 81,609
Days Sales Outstanding	56.9	54.9			57.5

Inventory	$ 92,220	$ 84,541	$ 111,170	$ 0	$ 111,170
Days Supply on Hand	52.3	76.7	86.3		86.3

Accounts Payable	$ 53,169	$ 43,320	$ 34,363	$ 0	$ 34,363

Operating Activities generated $15,257 in the first six months of the current year and used $476 in the first six months of the prior year. The increase in receivables was primarily due to the increase in sales volume. The inventory reduction from the prior year was driven by improved asset management while the increase since the beginning of the year is to support planned increased sales.

Investing Activities

Investing activities used $521 in the first six months of the current year and $634 in the first six months of the prior year.

Financing Activities

Financing activities used $3,356 in the first six months of the current year and $1,329 in the same period of the prior year. The primary difference was the decline in the proceeds from the sale of employee stock options.

The Company established a $90,000 accounts receivable securitization program on May 3, 2001, under which the Company sells a defined pool of its accounts receivable to a securitization conduit. The Company used the proceeds from the receivables securitization to eliminate bank borrowings. At November 30, 2001, $10,000 was outstanding under the securitization agreement. The Company amended its trade receivables securitization agreement on January 31, 2002, and discontinued the off-balance sheet treatment of the program. The facility amount was also reduced to $65,000. There was no debt outstanding under the securitization agreement at May 31, 2002 or November 29, 2002.

If the securitization agreement had not been treated as off-balance sheet at November 30, 2001, the accounts receivable balance at November 30, 2001 would have increased $10,000 to $81,609 and the balance of short-term debt would have been $10,000. Net cash generated by operations for the six months ended November 30, 2001 would have increased by $46,000 from $476 cash used to $45,524 cash provided. Net cash provided by financing activities would have decreased by $46,000 from $1,329 cash used to $47,329 cash used.

On January 6, 2003, the Company's Board of Director's declared a cash dividend of $0.21 per share payable on March 1, 2003 to shareholders of record on February 17, 2003.

Market Risk Sensitivity

Inflation Risk

The consumer price index indicates deflation in apparel prices for at least the last four years. This deflation has resulted in the decline in the average selling price per unit for the Company as a whole and for each operating segment. In order to maintain gross margins and operating profit, the Company constantly seeks more cost effective product sourcing, productivity improvements and cost containment initiatives, in addition to efforts to increase unit sales.

There were no other material changes in Market Risk Sensitivity since the filing of the Annual report on Form 10-K for the fiscal year ended May 31, 2002.

NEW ACCOUNTING STATEMENTS

A discussion of the effects of recently issued accounting standards appears in Note 5 to the Consolidated Financial Statements in Item 1 above.

FUTURE LIQUIDITY AND CAPITAL RESOURCES

Cash flow from operations is the Company's primary source of liquidity. The Company supplements operating cash with its $65,000 trade receivables securitization program and uncommitted bank lines of credit. On November 29, 2002, $62,405 was available under the securitization program and there was no debt outstanding under the securitization agreement. The Company has $122,226 in uncommitted lines of credit, of which $101,726 is reserved exclusively for letters of credit. The Company pays no commitment fees for these available lines of credit. At November 29, 2002 there were no direct borrowings and approximately $89,747 in trade letters of credit outstanding under these lines. The Company anticipates use and availability of uncommitted resources as working capital needs may require.

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

FUTURE OPERATING RESULTS

The Company remains optimistic about its financial performance for the balance of the fiscal year. The Company entered the second half with significantly lower inventories and higher order bookings for the upcoming spring season. The Company expects mid to high single digit percentage increases in second half sales and earnings.

Critical Accounting Policies

The Company's critical accounting policies, including the assumptions and judgements underlying them, are disclosed in the Notes to the Consolidated Financial Statements. Theses policies have been consistently applied in all material respects and address such matters as concentrations of credit risk, accounts receivable securitization, accounts receivable valuation, inventory management and revenue recognition. While the estimates and judgements associated with the application of these policies may be affected by different assumptions or conditions, the Company believes the estimates and judgements associated with the reported amounts are appropriate in the circumstances.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Quarterly Report contains forward-looking statements within the meaning of the federal securities laws. These statements which include statements regarding the Company's future liquidity and capital resource requirements as well as the Company's future operations results are based on the Company's current beliefs or expectations. These statements are based on numerous assumptions and are subject to risks and uncertainties. Although the Company feels that the beliefs and expectations in the forward-looking statements are reasonable, it does not and cannot give any assurance that the beliefs and expectations will prove to be correct. Many factors could significantly affect the Company's operations and cause the Company's actual results to be materially different from the Company's forward-looking statements. Those factors include, but are not limited to: (i) general economic and apparel business conditions; (ii) continued retailer and consumer acceptance of the Company's products; (iii) global manufacturing costs; (iv) the financial condition of customers or suppliers; (v) changes in capital market conditions; (vi) governmental and business conditions in countries where the Company's products are manufactured; (vii) changes in trade regulations; (viii) the impact of acquisition activity; (ix) changes in the Company's plans, strategies, objectives, expectations or intentions, which happen at any time in the discretion of the Company; and (x) other risks and uncertainties indicated from time to time in the Company's filings with the Securities and Exchange Commission. The Company does not have an obligation to publicly update any forward-looking statements, whether as a result of the receipt of new information, the occurrence of the future events or otherwise.

ADDITIONAL INFORMATION

For additional information concerning the Company's operations, cash flows, liquidity and capital resources, this analysis should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements contained in the Company's Annual Report for the fiscal year ended May 31, 2002.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See the section entitled "Liquidity and Capital Resources" in Item 2 above, which sections are incorporated herein by reference.

Item 4. EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

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

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits.

99.1 Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K.

The Registrant did not file any reports on Form 8-K during the quarter ended November 29, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OXFORD INDUSTRIES, INC.
(Registrant)

/s/ J. Hicks Lanier
Dated January 10, 2003	J. Hicks Lanier
Chief Executive Officer

/s/Ben B. Blount, Jr.
Date: January 10, 2003	Ben B. Blount, Jr
Chief Financial Officer

Date: January 10, 2003
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

Dated: January 10, 2003

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

Dated: January 10, 2003

By: /s/ Ben B. Blount, Jr.

___________________

Ben B. Blount, Jr.

Chief Financial Officer