Form 10-Q
period 2003-02-28
OXFORD INDUSTRIES INC
filed 2003-04-03
CIK 75288

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[ X ] Quarterly Report Pursuant To Section 13 or 15(d) of
The Securities Exchange Act of 1934

For the quarterly period ended FEBRUARY 28, 2003

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
Yes X No____

Indicate by check mark whether the registrant is an accelerated filer as defined in rule 12b-2 of the Exchange Act. Yes___No X__

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Number of shares outstanding
Title of each class	as of March 24, 2003
Common Stock, $1 par value	7,519,529

Table of contents

OXFORD INDUSTRIES, INC.
INDEX TO FORM 10-Q
February 28, 2003

PART I. FINANCIAL INFORMATION	Page

Item 1. Financial Statements
Consolidated Statements Of Earnings (Unaudited)	3
Consolidated Balance Sheets (Unaudited)	4
Consolidated Statements of Cash Flows (Unaudited)	5
Notes to Unaudited Consolidated Financial Statements	6
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3. Quantitative and Qualitative Disclosures About Market Risk	22
Item 4. Controls and Procedures	22

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K	22
Signatures and Certifications	23

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

OXFORD INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)

$ in thousands except per share amounts	Quarters Ended		Nine Months Ended
	February 28, 2003	March 1, 2002	February 28, 2003	March 1, 2002
Net Sales	$ 208,969	$ 149,495	$ 566,529	$ 485,553
Cost of goods sold	166,056	120,583	447,968	392,776
Gross Profit	42,913	28,912	118,561	92,777
Selling, general and administrative	31,418	26,697	92,462	84,724
Earnings Before Interest and Taxes	11,495	2,215	26,099	8,053
Interest expense, net	47	26	149	77
Earnings Before Income Taxes	11,448	2,189	25,950	7,976
Income Taxes	4,521	832	10,250	3,031
Net Earnings	$ 6,927	$ 1,357	$ 15,700	$ 4,945
Basic Earnings Per Common Share	$0.92	$0.18	$2.09	$0.66
Diluted Earnings Per Common Share	$0.92	$0.18	$2.08	$0.66
Basic Number of Shares Outstanding	7,518,059	7,512,635	7,516,526	7,487,040
Diluted Number of Shares Outstanding	7,566,792	7,573,933	7,557,633	7,534,031
Dividends Per Share	$0.21	$0.21	$0.63	$0.63

See notes to consolidated financial statements.

OXFORD INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED EXCEPT FOR MAY 31, 2002)

$ in thousands	February 28, 2003	May 31, 2002	March 1, 2002
Assets
Current Assets:
Cash and cash equivalents	$ 6,526	$ 17,591	$ 4,610
Receivables	149,880	103,198	107,363
Inventories:
Finished goods	66,281	54,382	77,609
Work in process	13,628	11,681	10,625
Fabric, trim & supplies	18,976	18,478	17,187
Total Inventories	98,885	84,541	105,421
Prepaid expenses	9,515	9,754	12,133
Total Current Assets	264,806	215,084	229,527
Property, Plant and Equipment, net	23,573	27,188	29,369
Deferred Income Taxes	719	-	1,066
Other Assets, net	9,017	8,241	8,918
Total Assets	$298,115	$250,513	$268,880

Liabilities and Stockholders' Equity
Current Liabilities
Notes payable	$ 10,000	$ -	$ 26,500
Trade accounts payable	58,758	43,320	36,376
Accrued compensation	19,208	12,752	7,515
Other accrued expenses	15,269	12,250	19,433
Dividends payable	1,579	1,578	1,578
Income taxes payable	2,383	-	1,382
Current maturities of long-term debt	128	255	204
Total Current Liabilities	107,325	70,155	92,988
Long Term Debt, less current portion	29	139	289
Noncurrent Liabilities	4,500	4,500	4,500
Deferred Income Taxes	-	518	-
Stockholders' Equity:
Common Stock	7,520	7,515	7,513
Additional paid in capital	14,705	14,615	14,567
Retained earnings	164,036	153,071	149,023
Total Stockholders' equity	186,261	175,201	171,103
Total Liabilities and Stockholders' Equity	$298,115	$250,513	$268,880

See notes to consolidated financial statements.

OXFORD INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
$ in thousands	February 28, 2003	March 1, 2002
Cash Flows From Operating Activities
Net earnings	$15,700	$4,945
Adjustments to reconcile net earnings to
Net cash used in operating activities:
Depreciation and amortization	4,484	6,445
Loss on sale of property, plant and equipment	-	34
Changes in working capital:
Receivables	(46,682)	(56,664)
Inventories	(14,344)	41,949
Prepaid expenses	(418)	(1,165)
Trade accounts payable	15,438	(18,411)
Accrued expenses and other current liabilities	9,475	(2,921)
Income taxes payable	2,383	(1,542)
Deferred income taxes	(580)	(627)
Other noncurrent assets	(833)	(438)
Net cash used in operating activities	(15,377)	(28,395)

Cash Flows from Investing Activities
Purchases of property, plant and equipment	(1,410)	(981)
Proceeds from sale of property, plant and equipment	598	224
Net cash used in investing activities	(812)	(757)

Cash Flows from Financing Activities
Proceeds from short term debt	10,000	26,500
Principal payments of long-term debt	(237)	(169)
Proceeds from issuance of common stock	95	1,943
Dividends on common stock	(4,734)	(4,697)
Net cash provided by financing activities	5,124	23,577

Net change in Cash and Cash Equivalents	(11,065)	(5,575)
Cash and Cash Equivalents at the Beginning of Period	17,591	10,185
Cash and Cash Equivalents at the End of Period	$ 6,526	$4,610

Supplemental Disclosure of Cash Flow Information
Cash paid for:
Interest, net	$ 37	$ 104
Income taxes	$7,802	$4,018

See notes to consolidated financial statements.

OXFORD INDUSTRIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2003

  Introduction: We prepared the accompanying unaudited, consolidated financial statements in accordance with the rules and regulations of the Securities and Exchange Commission. Such rules and regulations allow us to condense and omit certain information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles in the United States. However, we believe these consolidated financial statements reflect all normal, recurring adjustments that are necessary for a fair statement of our results of operations for the periods presented. Results of operations for the three and nine months ended February 28, 2003 are not necessarily indicative of results to be expected for the year. For more information regarding our results of operation and financial condition refer to the footnotes accompanying our Fiscal 2002 audited financial statements. Any material facts that have changed from those footnotes are discussed herein, or are a normal result of transactions during the interim period. As used in this report, "our," "us" and "we" and similar phrases refer to Oxford Industries, Inc. and its consolidated subsidiaries.
  Accounting Policies: The summary of our significant accounting policies in our Fiscal 2002 Annual Report on Form 10-K describes our accounting policies. Except for recently changing our treatment of goodwill and intangible assets as discussed below, accounting policies are the same as Fiscal 2002.
  Legal Liabilities: We are involved in certain legal proceedings and claims primarily arising in the normal course of business. In our opinion, the liability under any of these matters would not materially affect our financial condition or results of operations.
  Segment Information: We identify operating segments based on the way we organize the components of our business for purposes of allocating resources and assessing performance. Our business segments are the Oxford Shirt Group, Lanier Clothes, Oxford Slacks and the Oxford Womenswear Group. The Oxford Shirt Group operations encompass branded and private label dress and sport shirts and branded golf apparel. Lanier Clothes produces branded and private label suits, sportscoats, suit separates and dress slacks. Oxford Slacks is a producer of private label dress and casual slacks and walk shorts. The Oxford Womenswear Group is a producer of private label women's sportswear. Corporate and Other is a reconciling category for reporting purposes and includes our corporate offices, transportation and logistics, intercompany eliminations, LIFO inventory accounting adjustments and other costs that are not allocated to the operating groups.

$ in thousands
	Quarters Ended		Nine Months Ended
	February 28, 2003	March 1, 2002	February 28, 2003	March 1, 2002
Net Sales
Oxford Shirt Group	$ 52,531	$ 40,158	$153,141	$139,373
Lanier Clothes	39,925	34,503	119,370	113,678
Oxford Slacks	28,959	19,060	75,143	59,522
Oxford Womenswear Group	87,489	55,674	218,653	172,641
Corporate and Other	65	100	222	339
Total	$208,969	$149,495	$566,529	$485,553

OXFORD INDUSTRIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2003

4. Segment Information (continued)
$ in thousands	Quarters Ended		Nine Months Ended
	February 28, 2003	March 1, 2002	February 28, 2003	March 1, 2002
Depreciation and Amortization
Oxford Shirt Group	$ 415	$ 521	$ 1,319	$ 1,559
Lanier Clothes	454	450	1,328	1,346
Oxford Slacks	198	266	624	769
Oxford Womenswear Group	232	674	723	2,052
Corporate and Other	167	228	490	719
Total	$1,466	$ 2,139	$ 4,484	$ 6,445
Earnings Before Interest and Taxes (EBIT)
Oxford Shirt Group	$ 1,913	$(599)	$ 3,731	$ (1,721)
Lanier Clothes	4,117	2,947	12,440	9,015
Oxford Slacks	2,915	883	6,016	2,377
Oxford Womenswear Group	5,759	588	11,066	4,905
Corporate and Other	(3,209)	(1,604)	(7,154)	(6,523)
Total	$11,495	$ 2,215	$26,099	$ 8,053
Interest expense, net	47	26	149	77
Earnings before taxes	$11,448	$ 2,189	$25,950	$ 7,976

			February 28, 2003	March 1, 2002
Assets
Oxford Shirt Group			$ 88,369	$ 88,474
Lanier Clothes			71,787	77,945
Oxford Slacks			37,633	37,379
Oxford Womenswear Group			101,654	80,591
Corporate and Other			(1,328)	(15,509)
Total			$298,115	$268,880

Purchases of Property, Plant and Equipment
Oxford Shirt Group			$ 375	$ 361
Lanier Clothes			718	396
Oxford Slacks			179	37
Oxford Womenswear Group			22	83
Corporate and Other			116	104
Total			$ 1,410	$ 981

OXFORD INDUSTRIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2003

5. Accounts Receivable Sales: We have a $65 million asset backed revolving securitization facility ("securitization facility") under which we sell a defined pool of our accounts receivable to a wholly-owned special purpose subsidiary. The securitization facility is accounted for as secured borrowing. The receivables outstanding under this facility and the corresponding debt are included as "Receivables" and "Notes payable" in the accompanying consolidated balance sheets. As collections reduce previously pledged interests, new receivables may be pledged. We had approximately $65 million available under the securitization facility as of February 28, 2003 and approximately $64 million available on March 1, 2002. We had $10 million outstanding under the securitization facility as of February 28, 2003 and $25 million on March 1, 2002.

6. New Accounting Standards:

Business Combinations: On June 1, 2002, we adopted the Financial Accounting Standards Board ("FASB") Statement No. 141, "Business Combinations" ("SFAS 141"). This requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. The adoption of SFAS 141 had no immediate impact on us.

Goodwill and Other Intangible Assets: On June 1, 2002, we also adopted FASB Statement No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). This requires that goodwill, including previously existing goodwill and intangible assets with indefinite useful lives, not be amortized, but instead tested for impairment at adoption and at least annually thereafter. We performed our initial test upon adoption and will perform our annual impairment review during the first quarter of each fiscal year.

Under SFAS 142, fair value of goodwill is determined using the discounted cash flow methodology. This methodology differs from our previous policy, as permitted under accounting standards existing before the adoption of SFAS 142, of using undiscounted cash flows. Under adoption of SFAS 142, we had no impairment of our goodwill, which totaled $5,839,476 at February 28, 2003.

Asset Retirement Obligations: In July 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143") which requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, the entity either settles the obligation for the amount recorded or incurs a gain or loss. SFAS 143 is effective for fiscal years beginning after June 15, 2002. We believe that the adoption of this statement will not have a material effect on our future results of operations.

OXFORD INDUSTRIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2003

6. New Accounting Standards (continued)

Impairment or Disposal of Long-Lived Assets: In August 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 supersedes Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"), and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("Opinion 30") for the disposal of a segment of a business (as previously defined in Opinion 30). The FASB issued SFAS 144 to establish a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale. SFAS 144 broadens the presentation of discontinued operations in the income statement to include a component of an entity (rather than a segment of a business). A component of an entity comprises operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. SFAS 144 also requires that discontinued operations be measured at the lower of the carrying amount or fair value less cost to sell. SFAS 144 is effective for fiscal years beginning after December 15, 2001 and should be applied prospectively. The adoption of SFAS 144 had no immediate impact on us.

Rescission of FASB Statements: In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections" ("SFAS 145"), which clarifies the criteria under which extinguishment of debt can be considered as extraordinary and rescinds the related Statement Nos. 4 and 64 in addition to Statement No. 44 and also makes technical corrections to other Statements of Financial Standards. We adopted SFAS 145 in January 2003. The adoption of this statement had no immediate impact on us.

Cost Associated with Exit or Disposal Activities: In July 2002, the FASB issued Statement No. 146,"Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146") which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" ("EITF 94-3"). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred as opposed to the date of an entity's commitment to an exit plan. SFAS 146 also establishes that fair value is the objective for initial measurement of the liability. This statement is effective for exit or disposal activities that are initiated after December 31, 2002. We adopted this statement in January 2003. The adoption of this statement did not have a material effect on our results of operations.

OXFORD INDUSTRIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2003

6. New Accounting Standards (continued)

Stock-Based Compensation: In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure" ("SFAS 148"). SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for employee stock-based compensation and requires expanded disclosure regarding stock-based compensation in the "Summary of Significant Accounting Policies", or its equivalent, in the notes to the consolidated financial statements about the method of accounting and the effect of the method used on reported results. The disclosure provisions of this Statement are effective for financial statements issued for fiscal years ending after December 15, 2002. We do not expect to transition to the fair value based method of accounting for stock-based compensation. We believe that the adoption of SFAS 148 will not have a material effect on our financial position, results of operations or liquidity.

7. Earnings Per Share

	Quarter Ended		Nine Months Ended
	February 28, 2003	March 1, 2002	February 28, 2003	March 1, 2002
In thousands, except share and per share amounts
Basic and diluted earnings available to Stockholders (numerator):	$6,927	$1,357	$15,700	$4,945
Shares (denominator):
Weighted average shares outstanding	7,518,059	7,512,635	7,516,526	7,487,040
Dilutive securities:
Options	48,733	61,298	41,107	46,991
Total assuming conversion	7,566,792	7,573,933	7,557,633	7,534,031
Per share amounts:
Basic earnings per common share	$0.92	$0.18	$2.09	$0.66
Diluted earnings per common share	$0.92	$0.18	$2.08	$0.66

  Options to purchase 185,200 shares of our common stock at prices ranging from $27.88 to $35.66 per share were outstanding during the third quarter of fiscal 2003 and the nine months ended February 28, 2003. However, these were not included in the computation of diluted earnings per share because the inclusion of such shares would have had an antidilutive effect.

  Options to purchase 193,200 shares of our common stock at prices ranging from $27.88 to $35.66 per share were outstanding during the third quarter of fiscal 2002 and the nine months ended March 1, 2002. However, these were not included in the computation of diluted earnings per share because the inclusion of such shares would have had an antidilutive effect.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information and analysis of our results of operations for the fiscal quarters and nine-month periods ended February 28, 2003 and March 1, 2002, respectively, as well as our liquidity and capital resources. You should read the following discussion and analysis in conjunction with our Consolidated Financial Statements and the Notes to Consolidated Financial Statements contained in our Annual Report on Form 10-K for the fiscal year ended May 31, 2002. All dollar amounts in the following tables and text are expressed in thousands. We have calculated all percentages set forth below based on actual data, but percentage columns may not add due to rounding.

Overview

A number of factors had a significant impact on our results of operations for the third quarter and nine months ended February 28, 2003. These factors include, among others, the continued decline in the consumer price indexes for apparel products, shifts in our sourcing base and the acquisition by Sears, Roebuck & Co. ("Sears") of Lands' End, Inc. ("Lands' End"), one of our significant customers

General business conditions in the apparel industry continue to be extremely competitive, characterized by weak demand and oversupply. Many major apparel retailers have reported declines in same store sales during recent months. Consumer price indexes for apparel products have declined in each of the past five years ending December 2002. Lower retail selling prices have resulted in lower wholesale selling prices during the quarter and the nine month ended February 28, 2003. In response to this deflation at the wholesale pricing level, we have succeeded in lowering the cost of our products through various initiatives to improve our sourcing, manufacturing and supply chain management operations.

The migration of a portion of our production capacity from owned or leased facilities in the Caribbean Basin and Mexico to low cost joint ventures in China and India as well as to full package purchases from low cost vendors throughout the world has contributed to the decline in our production costs during the quarter and nine months ended February 28, 2003. The reduction in Caribbean Basin and Mexican capacity resulted in more efficient operation of our remaining facilities in the region. Supply chain management initiatives have enabled us to more effectively plan inventory requirements, which have resulted in lower inventory levels and lower exposure to inventory markdowns. The Company also continues to take advantage of various free-trade agreements throughout the world. These agreements permit us to avoid paying duty on qualifying products from eligible countries. In the absence of a free trade agreement or other trade preference, duty rates on the product categories that constitute the majority of our sales are in the 15 - 20% range.

On June 17, 2002, Sears completed the acquisition of Lands' End. For fall 2002, Sears introduced an assortment of Lands' End product to a number of Sears larger retail stores. The rollout continued to more stores in the Spring 2003 season and will be substantially completed in the Fall 2003 season. Throughout the rollout, a majority of our shipments of Lands' End products to Sears stores have been attributable to establishing initial base inventory levels in Sears stores.

RESULTS OF OPERATIONS

The following table sets forth the line items in the Consolidated statements of earnings data both in dollars and as a percent of net sales. The table also sets forth the percentage change of the data as compared to the prior year.

	Third Quarter			Nine Months
	FY 2003	FY 2002	% Change	FY 2003	FY 2002	% Change
Net Sales	$ 208,969	$ 149,495	39.8%	$ 566,529	$ 485,553	16.7%
Cost of Goods Sold	166,056	120,583	37.7%	447,968	392,776	14.1%
Gross Profit	42,913	28,912	48.4%	118,561	92,777	27.8%
Selling, General & Administrative	31,418	26,697	17.7%	92,462	84,724	9.1%
Earnings Before Interest and Taxes	11,495	2,215	419.0%	26,099	8,053	224.1%
Interest, Net	47	26	80.8%	149	77	93.5%
Earnings Before Taxes	11,448	2,189	423.0%	25,950	7,976	225.4%
Income Taxes	4,521	832	443.4%	10,250	3,031	238.2%
Net Earnings	$ 6,927	$ 1,357	410.5%	$ 15,700	$ 4,945	217.5%

As a Percentage of Net Sales

Net Sales	100.0%	100.0%		100.0%	100.0%
Cost of Goods Sold	79.5%	80.7%	(1.2%)	79.1%	80.9%	(1.8%)
Gross Profit	20.5%	19.3%	1.2%	20.9%	19.1%	1.8%
Selling, General & Administrative	15.0%	17.9%	(2.9%)	16.3%	17.4%	(1.1%)
Earnings Before Interest and Taxes	5.5%	1.5%	4.0%	4.6%	1.7%	2.9%
Interest, Net	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Earnings Before Taxes	5.5%	1.5%	4.0%	4.6%	1.6%	3.0%
Income Taxes	2.2%	0.6%	1.6%	1.8%	0.6%	1.2%
Net Earnings	3.3%	0.9%	2.4%	2.8%	1.0%	1.8%

Total Company

Third Quarter: Third quarter fiscal 2003 net sales increased 39.8% to $208,969 from $149,495 in the third quarter of the prior year. The increase resulted from a 59.7% increase in the number of units sold during the third quarter of fiscal 2003, which was partially offset by a 12.5% decline in the average selling price per unit. The increase in unit sales was primarily due to substantial growth in the mass merchant, direct mail and chain store distribution channels, as well as a small increase in the department store distribution channel. A substantially large portion of the growth in sales to the chain distribution channels was attributable to the rollout of Lands' End product into selected Sears stores continued during the third quarter of fiscal 2003. The decline in the average selling price per unit was due to a shift in product mix towards a higher proportion of lower priced products as a result of the increase in shipments to the mass merchant distribution channel and continued deflation in apparel prices.

Cost of goods sold declined from 80.7% of net sales in the third quarter of the prior year to 79.5% in the current year. The decline in cost of goods sold was due to lower markdowns as the result of improved inventory management and supply chain initiatives. More cost effective sourcing and improved manufacturing efficiencies resulted in lower initial product cost during the third quarter of fiscal 2003.

Selling, general and administrative expenses ("S,G&A") increased $4,721, or 17.7%, from $26,697 in the third quarter of the prior year to $31,418 in the third quarter of the current year. As a percent of net sales, S,G&A declined from 17.9% in the third quarter of the prior year to 15.0% in the third quarter of the current year. S,G&A, in the third quarter of the current year included higher incentive compensation costs due to improved financial performance. Incentive compensation costs included $4,239 in the third quarter of the current year as compared to ($1,284) in the third quarter of the prior year.

Interest expense increased from $26 in the third quarter of the prior year to $47 in the third quarter of the current year. In the third quarter of the prior year, approximately $93 of financing costs for our trade receivables securitization program were reflected as S,G&A expense rather than interest expense. Weighted average borrowings and interest rates for the third quarter of the current year were lower than the third quarter of the prior year.

Nine Months: Net sales increased 16.7% from $485,553 in the first nine months of the prior year to $566,529 in the first nine months of the current year. This resulted from a 31.1% increase in the number of units sold, which was partially offset by an 11.0% decline in the average selling price per unit. The increase in unit sales was primarily due to growth in mass merchant and chain store channels of distribution and includes the continued rollout of Lands' End product into selected Sears stores. The reasons for the decline in the average selling price per unit were substantially the same as in the quarterly results stated above.

Cost of goods sold declined from 80.9% in the first nine months of the prior year to 79.1% in the first nine months of the current year. The reasons for the reduction in the cost of goods sold were substantially the same as those for the third quarter mentioned above.

S,G&A expenses increased $7,738 or 9.1% from $84,724 in the first nine months of the prior year to $92,462 in the first nine months of the current year. As a percentage of net sales, S,G&A declined from 17.4% in the first nine months of the prior year to 16.3% in the first nine months of the current year. S,G&A in the first nine months of the current year includes incentive compensation costs of $8,208 compared to $547 in the first nine months of the prior year, $540 of costs to close the European golf operation and $1,061 of acquisition due diligence costs.

Interest expense increased from $77 in the first nine months of the prior year to $149 in the first nine months of the current year. In the first nine months of the prior year, approximately $1,030 of financing costs for our trade receivables securitization facility were reflected as S,G&A expense rather than interest expense. Interest expense attributable to outstanding borrowings declined due to lower weighted average borrowings and lower interest rates in the first nine months of the current year compared to the first nine months of the prior year.

Income Tax: The effective tax rate was approximately 39.5% for the third quarter and the first nine months of the current year and 38.0% for the third quarter and first nine nine months of the prior year. Variations in the rate are primarily attributable to the relative distribution of pre-tax earnings among the various taxing jurisdictions in which we operate.

Segment Results

We identify operating segments based on the way we organize the components of our business for purposes of allocating resources and assessing performance. Our business segments are the Oxford Shirt Group, Lanier Clothes, Oxford Slacks and the Oxford Womenswear Group. The Oxford Shirt Group operations encompass branded and private label dress and sport shirts and branded golf apparel. Lanier Clothes produces branded and private label suits, sportscoats, suit separates and dress slacks. Oxford Slacks is a producer of private label dress and casual slacks and walk shorts. The Oxford Womenswear Group is a producer of private label women's sportswear. Corporate and Other is a reconciling category for reporting purposes and includes our corporate offices, transportation and logistics, intercompany eliminations, LIFO inventory accounting adjustments and other costs that are not allocated to the other operating groups. All data with respect to the specific segments is presented before applicable intercompany eliminations. See Note 4 of Notes to Unaudited Consolidated Financial Statements.

	Third Quarter			Nine Months
	FY 2003	FY 2002	% Change	FY 2003	FY 2002	% Change
Net Sales
Oxford Shirt Group	$ 52,531	$ 40,158	30.8%	$ 153,141	$ 139,373	9.9%
Lanier Clothes	39,925	34,503	15.7%	119,370	113,678	5.0%
Oxford Slacks	28,959	19,060	51.9%	75,143	59,522	26.2%
Womenswear Group	87,489	55,674	57.1%	218,653	172,641	26.7%
Corporate and Other	65	100	(35.0%)	222	339	(34.5%)
Total	$ 208,969	$ 149,495	39.8%	$ 566,529	$ 485,553	16.7%

As a Percentage of Total Net Sales
Oxford Shirt Group	25.1%	26.9%		27.0%	28.7%
Lanier Clothes	19.1%	23.1%		21.1%	23.4%
Oxford Slacks	13.9%	12.7%		13.3%	12.3%
Womenswear Group	41.9%	37.2%		38.6%	35.6%
Corporate and Other	0.0%	0.1%		0.0%	0.1%
Total	100.0%	100.0%		100.0%	100.0%

	Third Quarter			EBIT Margin
	FY 2003	FY 2002	% Change	FY 2003	FY 2002
Earnings Before Interest and Taxes
Oxford Shirt Group	$ 1,913	$ (599)	N/A	3.6%	(1.5%)
Lanier Clothes	4,117	2,947	39.7%	10.3%	8.5%
Oxford Slacks	2,915	883	230.1%	10.1%	4.6%
Oxford Womenswear Group	5,759	588	879.4%	6.6%	1.1%
Corporate and Other	(3,209)	(1,604)	(100.1%)	N/A	N/A
Total	$ 11,495	$ 2,215	419.0%	5.5%	1.5%

	Nine Months			EBIT Margin
	FY 2003	FY 2002	% Change	FY 2003	FY 2002
Earnings Before Interest and Taxes
Oxford Shirt Group	$ 3,731	$ (1,721)	N/A	2.4%	(1.2%)
Lanier Clothes	12,440	9,015	38.0%	10.4%	7.9%
Oxford Slacks	6,016	2,377	153.1%	8.0%	4.0%
Oxford Womenswear Group	11,066	4,905	125.6%	5.1%	2.8%
Corporate and Other	(7,154)	(6,523)	(9.7%)	N/A	N/A
Total	$ 26,099	$ 8,053	224.1%	4.6%	1.7%

Oxford Shirt Group

Third Quarter: Net sales increased 30.8% from $40,158 in the third quarter of the prior year to $52,531 in the third quarter of the current year. This increase resulted from a 49.2% increase in unit sales, which was partially offset by a 12.3% decline in the average selling price per unit. The unit sales increase was primarily due to the continued rollout of Lands' End product into selected Sears stores and growth in the mass merchant channel. The decline in the average selling price per unit was primarily due to a shift in product mix towards a higher proportion of lower priced products as a result of the increase in shipments to the mass merchant distribution channel and continued deflation in apparel prices. Earnings Before Interest and Taxes ("EBIT") increased from a loss of ($599) in the third quarter of the prior year to a profit of $1,913 in the third quarter of the current year. The improvement in EBIT was due to the increased sales volume and the leveraging of expenses over a higher sales base.

Nine Months: Net sales increased 9.9% from $139,373 in the first nine months of the prior year to $153,141 in the first nine months of the current year. A 22.4% increase in unit sales was partially offset by a 10.1% decline in the average selling price per unit. As in the third quarter of the current year, the EBIT improvement came from the increased sales volume and increased leveraging of expenses due to the higher sales base.

Lanier Clothes

Third Quarter: Net sales increased 15.7% from $34,503 in the third quarter of the prior year to $39,925 in the same period of the current year. This increase resulted from a 21.0% increase in unit sales was slightly offset by a 4.4% decline in the average selling price per unit. Growth in the private label businesses and increases in products sold under the Slates and Dockers labels drove the increase in unit sales. The decline in the average selling price per unit was primarily due to deflation in menswear apparel. EBIT increased 39.7% from $2,947 in the third quarter of the prior year to $4,117 in the third quarter of the current year. The increase in EBIT was due to the increased sales volume, more cost effective sourcing and lower markdowns.

Nine Months: Net sales increased 5.0% from $113,678 in the first nine months of the prior year to $119,370 in the first nine months of the current year. This increase resulted from a unit sales increase of 12.0%, which was partially offset by a 6.2% decline in the average selling price per unit. The reasons for the unit sales increase were substantially the same as the third quarter of the current year mentioned above. The decline in the average selling price per unit was due to deflation in menswear apparel and a shift in product mix towards a higher proportion of lower priced products. EBIT increased 38.0% from $9,015 in the first nine months of the prior year to $12,440 in the first nine months of the current year. The increase in EBIT was again due to increased sales volume, more cost effective sourcing and lower markdowns.

Oxford Slacks

Third Quarter: Net sales increased 51.9% from $19,060 in the third quarter of the prior year to $28,959 in the third quarter of the current year. The net sales increase was due to a 41.4% unit sales increase and a 7.5% increase in the average selling price per unit. The unit sales increase was primarily driven by the continuing rollout of Lands' End products to selected Sears stores and growth in the direct mail distribution channel. The increase in the average selling price per unit is due to a more favorable product mix. EBIT increased 230.1% from $883 in the third quarter of the prior year to $2,915 in the third quarter of the current year. The improvement in EBIT was due to the increase in sales volume, the more favorable product mix and improved manufacturing performance due to higher volumes.

Nine Months: Net sales increased 26.2% from $59,522 in the first nine months of the prior year to $75,143 in the first nine months of the current year. This increase resulted from a 28.1% increase in unit sales, which was slightly offset by a 1.5% decline in the average selling price per unit. The unit sales increase, as in the third quarter of the current year, was driven by the continuing rollout of the Lands' End products to selected Sears stores and growth in the direct mail distribution channel. EBIT increased 153.1% from $2,377 in the first nine months of the prior year to $6,016 in the first nine months of the current year. The primary reasons for the improvement in EBIT were substantially the same as those mentioned for the third quarter above.

Oxford Womenswear Group

Third Quarter: Net sales increased 57.1% from $55,674 in the third quarter of the prior year to $87,489 in the third quarter of the current year. This increase resulted from a 69.8% increase in unit sales, which was partially offset by a 8.5% decline the average selling price per unit. Stronger sell-ins and lower post holiday retail inventories at major mass merchants resulted in higher volumes and earlier shipments of Spring product than in the third quarter of the prior year. The decline in the average selling price per unit was due to continued deflation in apparel prices and product mix. EBIT increased from $588 in the third quarter of the prior year to $5,759 in the third quarter of the current year. The improvement in EBIT was primarily driven by the increased sales volume, the leveraging of expenses over a larger sales base and the absence of $1,726 in bad debt expense recorded in the third quarter of the prior year related to the Kmart bankruptcy in that period. Also included in the third quarter of the prior year was $447 in goodwill amortization that is not being recorded in the current year due to the adoption of SFAS 142.

Nine Months: Net sales increased 26.7% from $172,641 in the first nine months of the prior year to $218,653 in the first nine months of the current year. This resulted from a 37.2% unit sales increase, which was partially offset by a 8.9% decline in the average selling price per unit. The unit sales increase was due to increased sales in the mass merchant distribution channel. As in the third quarter of the current year, the decline in the average selling price per unit was due to changes in product mix toward a higher proportion of lower priced products and continued deflation in apparel prices. EBIT increased 125.6% from $4,905 in the first nine months of the prior year to $11,066 in the first nine months of the current year. Included in S,G&A in the first nine months of the prior year was $1,480 in goodwill amortization that is not being recorded in the current year due to the adoption of SFAS 142. The reasons for the EBIT improvement were substantially the same as those mentioned for the third quarter of the current year above.

Corporate and Other

Third Quarter: The decline in EBIT was primarily attributable to higher accrued incentive compensation cost due to improved financial performance.

Nine Months: The decline in EBIT was primarily due to higher accrued incentive compensation cost due to improved financial performance and acquisition due diligence costs partially offset by LIFO accounting adjustments.

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of liquidity is cash flow from operations. We supplement operating cash with our $65,000 securitization facility and uncommitted bank lines of credit. On February 28, 2003, $65,000 was available under the securitization facility of which $10,000 was outstanding. We had $145,500 in uncommitted lines of credit, of which $125,000 is reserved exclusively for letters of credit. We pay no commitment fees for these available lines of credit. At February 28, 2003 there were no direct borrowings and approximately $86,966 in letters of credit outstanding under these lines. We anticipate the use and availability of uncommitted resources as working capital needs may require.

Operating Activities

Change in cash flows from operating activities are primarily due to changes in net earnings and working capital. Changes in working capital are primarily monitored by analysis of the Company's investment in accounts receivable and inventory and by the amount of accounts payable. The following table sets forth an analysis of the primary components of working capital for comparison purposes.

	February 28, 2003	May 31, 2002	March 1, 2002

Current Assets	$ 264,806	$ 215,084	$ 229,527
Current Liabilities	107,325	70,155	92,988
Working Capital	$ 157,481	$ 144,929	$ 136,539

Current Ratio	2.5	3.1	2.5

Accounts Receivable	$ 149,880	$ 103,198	$ 107,363
Days Sales Outstanding	53.3	54.9	55.4

Inventory	$ 98,885	$ 84,541	$ 105,421
Days Supply on Hand	56.5	76.7	83.0

Accounts Payable	$ 58,758	$ 43,320	$ 36,376

Operating activities used $15,377 in the first nine months of the current year and $28,395 in the same period of the prior year. The increase in receivables was primarily due to the increase in sales volume. Improved asset management drove the inventory reduction from the first nine months of the prior year. The securitization facility, which is discussed in more detail in Financing Activities below, affected the first nine months of the prior year cash flow from operating activities.

Investing Activities

Investing activities, which include purchases of and proceeds from the sale of property, plant and equipment used $812 in the first nine months of the current year and $757 in the same period of the prior year.

Financing Activities

Financing activities generated $5,124 in the first nine months of the current year and generated $23,577 in the same period of the prior year. The primary difference was the decline in short-term borrowings.

We established a $90,000 securitization facility on May 3, 2001, under which we sell a defined pool of accounts receivable to a securitization conduit. We used proceeds from the securitization facility to eliminate bank borrowings. At June 1, 2001, $56,000 was outstanding under the securitization facility. A January 31, 2002 amendment to the securitization facility discontinued its off-balance sheet treatment and reduced the amount to $65,000. We had $25,000 outstanding under the securitization facility as of March 2, 2002, $0 at May 31, 2002 and $10,000 on February 28, 2003. The receivables outstanding under the securitization facility and the corresponding debt are included as "Receivables" and "Notes payable" in the accompanying consolidated balance sheets. As collections reduce previously pledged interests, new receivables may be pledged.

If the securitization facility had not been treated as off-balance sheet at June 1, 2001, the accounts receivable balance at June 1, 2001 would have been increased by $56,000 to $106,699 and the balance of short-term debt would have been $56,000. Net cash generated by operations for the nine months ended March 1, 2002 would have been increased by $56,000 from $28,395 cash used to $27,605 cash provided. Net cash provided by financing activities would have been decreased by $56,000 from $23,577 provided to $32,423 cash used.

Market Risk Sensitivity

Inflation Risk

The consumer price index indicates deflation in apparel prices for at least the last five years. This deflation has resulted in the decline in the average selling price per unit for our Company as a whole. In order to maintain gross margins and operating profit, we constantly seek more cost effective product sourcing, productivity improvements and cost containment initiatives, in addition to efforts to increase unit sales.

There were no other material changes in Market Risk Sensitivity since the filing of the Annual report on Form 10-K for the fiscal year ended May 31, 2002.

New Accounting Statements

A discussion of the effects of recently issued accounting standards appears in Note 6 to the Unaudited Consolidated Financial Statements in Item 1 above.

FUTURE LIQUIDITY AND CAPITAL RESOURCES

Cash flow from operations is our primary source of liquidity. We supplement operating cash with our trade receivables securitization facility and uncommitted bank lines of credit. We anticipate use and availability of uncommitted resources as working capital needs may require. In addition, we could, if necessary, raise additional funds through the issuance of debt or equity securities in public or private transactions.

The uses of funds primarily include working capital requirements, capital expenditures, acquisitions, which could be material, stock repurchases, dividends and repayment of short-term debt. From time to time we consider possible acquisitions of apparel-related businesses that are compatible with our long-term strategies. Our Board of Directors has authorized us to purchase shares of common stock on the open market and in negotiated trades as conditions and opportunities warrant.

FUTURE OPERATING RESULTS

In light of the current economic and political uncertainties as well as the sluggish and deflationary retail environment, we are approaching the upcoming fourth quarter with a measure of caution and conservatism. Compared to last year's strong fourth quarter, we expect sales to be moderately lower reflecting the early shipment of Spring merchandise in the third quarter and the deferral of some transition season merchandise into the first quarter of next year. The prior year's fourth quarter included a LIFO credit of $0.10 per share due to the liquidation of LIFO inventory layers. This credit is not expected to recur in this year's fourth quarter. Consequently, we expect fourth quarter diluted earnings per share to be modestly lower.

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgements that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, inventories, intangible assets, income taxes, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Financial Reporting Release No. 60, which was released by the Securities and Exchange Commission, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. The detailed Summary of Significant Accounting Policies is included in our Fiscal 2002 Annual Report on Form 10-K. The following is a brief discussion of the more significant accounting policies and methods we use.

Revenue recognition and accounts receivable

We consider revenue realized or realizable and earned when the following criteria are met: persuasive evidence of an agreement exists, delivery has occurred, our price to the buyer is fixed and determinable, and collectibility is reasonably assured. For accounts receivable, we estimate the net collectibility, considering both historical and anticipated trends of trade discounts and co-op advertising deductions taken by our customers, allowances we provide to our retail customers to flow goods through the retail channels, and the possibility of non-collection due to the financial position of our customers.

Inventory

For segment reporting, inventory is carried at the lower of FIFO cost or market. We estimate the amount of goods that we will not be able to sell in the normal course of business and write down the value of these goods to the recovery value expected to be realized through off-price channels yielding a normal gross margin when shipped. If we incorrectly anticipate these trends or unexpected events occur, our results of operations could be materially affected. For consolidated financial reporting, inventory is valued at the lower of LIFO cost or market. As part of our LIFO accounting, all markdowns are deferred until the period in which the goods are shipped. The markdown deferral is reflected in Corporate and Other.

Goodwill

The evaluation of goodwill under SFAS 142 requires valuations of each applicable underlying business. These valuations can be significantly affected by estimates of future performance and discount rates over a relatively long period of time, market price valuation multiples and transactions in related markets. These estimates will likely change over time. The transitional business valuation reviews required by SFAS 142 indicated that no reduction of the carrying value of goodwill for our business units was required. After the adoption of SFAS 142, goodwill is required to be evaluated annually, or sooner if events or changes in circumstances indicate that the carrying amount may exceed fair value. If this review indicates an impairment of goodwill balances, the amount of impairment will be recorded immediately and reported as a component of current operations.

Prior to adopting SFAS 142, goodwill was amortized over periods not exceeding 40 years. With the adoption of this standard, goodwill is not amortized. It is periodically reviewed for impairment as discussed above. SFAS 142 does not permit retroactive application to years prior to adoption. Therefore, earnings beginning in fiscal 2002 tend to be higher than earlier periods as a result of this accounting change. Goodwill amortization prior to the adoption of SFAS 142 was primarily in our Womenswear segment and the amount of goodwill currently recorded is also primarily related to this segment.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Quarterly Report contains forward-looking statements within the meaning of the federal securities laws. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements include statements generally preceded by, followed by or that include the words "believe," "expect," "anticipate," "plan," "estimate" or similar expressions. These statements include, among others, statements regarding our expected business outlook, anticipated financial and operating results, strategies, contingencies, financing plans, working capital needs, sources of liquidity, estimated amounts and timing of capital expenditures and other expenditures, and expected outcomes of litigation.

Forward-looking statements reflect our current expectations and are not guarantees of performance. These statements are based on our management's beliefs and assumptions, which in turn are based on currently available information. Important assumptions relating to these forward-looking statements include, among others, assumptions regarding demand for our products, expected pricing levels, raw material costs, the timing and cost of planned capital expenditures, expected outcomes of pending litigation, competitive conditions and general economic conditions. These assumptions could prove inaccurate. Forward-looking statements also involve risks and uncertainties, which could cause actual results to differ materially from those contained in any forward-looking statement. Many of these factors are beyond our ability to control or predict. Such factors include, but are not limited to the following:

  general economic cycles
  competitive conditions in our industry
  price deflation in the apparel industry
  our ability to identify and respond to fashion trends and to offer innovative and upgraded products the price and availability of raw materials
  our dependence on and relationships with key customers
  the ability of our contract manufacturers to deliver quality products in a timely manner the uninterrupted operation of our distribution facilities conditions in the foreign countries in which we operate or source our products regulatory risks associated with importing products
  the impact of labor disputes and wars or acts of terrorism on our business increased competition from direct sourcing
  our ability to maintain our licenses
  our ability to protect our intellectual property
  our reliance on key management
  the inability to seek remedies against Arthur Andersen LLP., our former independent accountants.

You should not place undue reliance on any forward-looking statements, which are based on current expectations. Furthermore, forward-looking statements speak only as of the date they are made, and we undertake no obligation to update publicly any of them in light of new information or future events

ADDITIONAL INFORMATION

For additional information concerning our operations, cash flows, liquidity and capital resources, this analysis should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements contained in our Annual Report on Form 10-K for the fiscal year ended May 31, 2002.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See the section entitled "Liquidity and Capital Resources" in Item 2 above, which sections are incorporated herein by reference.

ITEM 4. CONTROLS AND PROCEDURES
  Evaluation of Disclosure Controls and Procedures.

As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this quarterly report. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of our disclosure controls and procedures are effective. There were no significant changes to our internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes In Internal Controls.

There were no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the evaluation date.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

99.1 Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K.

We did not file any reports on Form 8-K during the quarter ended February 28, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OXFORD INDUSTRIES, INC.
(Registrant)

/s/J. Hicks Lanier
Dated April 2, 2003	J. Hicks Lanier
Chief Executive Officer

/s/Ben B. Blount, Jr.
Date: April 2, 2003	Ben B. Blount, Jr
Chief Financial Officer

Date: April 2, 2003
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

Dated: April 2, 2003

By /s/ J. Hicks Lanier

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

Dated: April 2, 2003

By /s/ Ben B. Blount, Jr.

___________________

Ben B. Blount, Jr.

Chief Financial Officer