Form 10-K
period 2003-05-30
OXFORD INDUSTRIES INC
filed 2003-08-28
CIK 75288

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                     For the fiscal year ended MAY 30, 2003

                                       OR

            [ ] Transition Report Pursuant To Section 13 or 15(d) of

                       For the transition period from____
           to____ The Securities Exchange Act of 1934[NO FEE REQUIRED}

                          Commission File Number 1-4365

                             OXFORD INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

           GEORGIA                                               58-0831862
       (State or other                                       (I.R.S. Employer
jurisdiction of incorporation                             Identification number)
      or organization)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer as defined in rule 12b-2 of the Exchange Act. Yes [X] NO [ ]

State the aggregate market value of the voting stock held by nonaffiliates of the Registrant: As of August 18, 2003, the aggregate market value of the voting stock held by nonaffiliates of the Registrant (based upon the closing price for the common stock on the New York Stock Exchange on that date) was approximately $277,975,543

      Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the last practicable date.

    Title of each class                              Number of shares outstanding as of August 18, 2003
    -------------------                              --------------------------------------------------
COMMON STOCK, $1 PAR VALUE                                              8,066,759

Documents incorporated by Reference

(1) Sections of 2003 Annual Report to Stockholders (Incorporated in Parts II and IV of this Report).

(2) Sections of Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days after May 30, 2003. (Incorporated in
Part III of this Report).

                                     PART I

ITEM 1. BUSINESS

                              BUSINESS AND PRODUCTS

INTRODUCTION AND BACKGROUND

We are one of the largest designers, manufacturers, marketers and wholesalers of consumer apparel products in the United States. Since our founding in 1942, we have increased our sales by offering a wide range of compelling, value-added apparel products and services to retailers in all major distribution channels. Within these distribution channels we have focused on the largest price categories, budget and moderate. We add value for our approximately 8,900 retailer customers by understanding the needs and desires of the ultimate consumers and then developing responsive products in terms of styling, quality and value. Our primary customers include specialty catalog retailers, national chain and department stores and mass merchants. We have been doing business with all of our largest customers for more than 20 years. We have shifted away from domestic manufacturing and, as a result, have moved substantially all of our production offshore to a network of owned plants, joint venture plants and third party producers. We outsource approximately 85% of our manufacturing to third party producers.

Our business segments are the Oxford Shirt Group, Lanier Clothes, Oxford Slacks and the Oxford Womenswear Group. The Oxford Shirt Group operations encompass branded and private label dress and sport shirts and branded golf apparel. Lanier Clothes produces branded and private label suits, sportscoats, suit separates and dress slacks. Oxford Slacks is a producer of private label dress slacks, casual slacks and walkshorts. The Oxford Womenswear Group is a producer of private label women's sportswear. Corporate and Other is a reconciling category for reporting purposes and includes our corporate offices, transportation and logistics, intercompany eliminations, LIFO inventory accounting adjustments and other costs that are not allocated to the operating groups. All data with respect to the specific segments is presented before applicable intercompany eliminations.

                               SALES AND MARKETING

We design and market our products in all major retail channels, including:

      o     national and regional chain stores;

      o     mail order and catalog firms;

      o     mass merchants;

      o     department stores; and

      o     chain and upscale independent specialty stores.

We sold our products to more than 7,000, 8,000 and 8,000 active customers in fiscal 2001, fiscal 2002 and fiscal 2003, respectively. Our ten largest customers accounted for approximately 73%, 72% and 80% of our net sales in fiscal 2001, fiscal 2002 and fiscal 2003, respectively. Our 50 largest customers accounted for 91%, 91% and 94% of our net sales in fiscal 2001, fiscal 2002 and fiscal 2003. Target accounted for 14%, 19% and 22% of our net sales in fiscal 2001, fiscal 2002 and Fiscal 2003, respectively. Wal-Mart accounted for 15%, 13% and 15% of our net sales in fiscal 2001, fiscal 2002 and fiscal 2003, respectively. Sears Roebuck & Co accounted for 12%, 12% and 16% of our net sales in fiscal 2001, fiscal 2002 and fiscal 2003, respectively. On June 17, 2002 Sears Roebuck & Co acquired Lands' End Inc., one of our major customers. All sales percentages have been recalculated to reflect the combination of these two customers. We believe that our long-standing relationships with all of our major customers, including Wal-Mart, Target and Sears Roebuck & Co, are good.

We employ a sales force consisting of salaried and commissioned sales employees and independent commissioned sales representatives. We maintain apparel sales offices and showrooms in Atlanta, New York, Hong Kong, Chicago and Dallas. We also work with independent commissioned sales representatives who maintain their own showrooms. We conduct a majority of our business by direct contacts between our salaried executives and buyers and other executives of our customers.

Several of our product lines are designed and manufactured in anticipation of orders for sale to department and specialty stores and certain specialty chain and mail order customers. We make commitments for fabric and production in connection with these lines. In the case of imports, these commitments can be up to several months prior to the receipt of firm orders from customers. These lines include both popular and better price merchandise sold under brand and designer names or customers' private labels.

We work closely with many customers to develop large volume product programs prior to commencement of production, enabling us to take advantage of relative efficiencies in planning, raw materials purchasing and utilization of production facilities. Products sold under these programs are in the popular price range and usually carry the customers' trademarks, although we offer some branded and designer programs for this customer market.

          MANUFACTURING, RAW MATERIALS, SOURCES OF SUPPLY AND LOGISTICS

MANUFACTURING AND RAW MATERIALS

We manufacture our products in our owned manufacturing facilities, through our joint venture partners and by sourcing these products from third party producers. In fiscal 2003, we manufactured approximately 13% of our products in our owned offshore manufacturing facilities and we sourced approximately 87% from our offshore joint ventures and third party producers. We use numerous independent manufacturers, principally in Latin America and Asia, for the production and finishing of our garments. We typically conduct business with our producers on an order-by-order basis. Our manufacturing facilities, joint ventures and third party producers perform cutting, sewing and related operations to produce finished apparel products to the specifications and quality standards approved by us in advance. We inspect fabrics and finished goods throughout the manufacturing process as part of our quality control program to ensure that consumers receive products that meet our high standards. The use of third party producers enables us to reduce working capital relating to work-in-process inventories. In order to place orders and monitor production, we maintain buying offices in Hong Kong and Singapore. We also retain unaffiliated buying agents in several other countries. We believe that our efficient utilization of our offshore manufacturing network allows us to maintain production flexibility, in terms of both location and nature of production, while avoiding the substantial capital expenditures and costs related to operating a large internal production capability. In most cases, we do not take ownership until the finished product is shipped to us. In some cases, fabrics are shipped directly from fabric manufacturers to our own manufacturing plants or to third party producers for garment construction. In these traditional "Cut-Make-Trim" arrangements, we retain ownership of the fabric throughout the manufacturing and finishing process.

We require all third party producers who manufacture or finish products for us to abide by a stringent code of conduct that sets guidelines for employment practices such as wages and benefits, working hours, health and safety, working age and disciplinary practices, and for environmental, ethical and legal matters. We regularly assess manufacturing and finishing facilities to see if they are complying with our code of conduct. Our program includes periodic on-site facility inspections and continuous improvement activities. We also hire independent monitors to supplement our efforts.

SOURCES OF SUPPLY

Our products are manufactured from cotton, linen, wool, silk, other natural fibers, synthetics and blends of these materials. The majority of the materials used in our manufacturing operations are purchased from numerous offshore textile mills and converters in the form of woven or knitted finished fabrics. In addition, many of our buttons, zippers, thread and other trim items are also purchased from offshore suppliers. We do not have long-term raw materials contracts with any of our principal suppliers.

We regard our access to offshore sources of raw materials, finished goods and outside production as good. We are not dependent on any single source or third party producer. No single supplier or third party producer accounts for a material portion of our purchases or business. Alternative competitive sources are available, and we do not anticipate significant difficulty in meeting our supply and outside production requirements. There are occasions; however, where we are unable to take customer orders on short notice because of the minimum lead time required to produce a garment that is acceptable to the customer with respect to cost, quantity, quality and service.

LOGISTICS

We operate seven dedicated distribution centers in the United States and we also outsource distribution activities to third party logistics providers. Distribution center activities include receiving finished goods from our plants and contractors, inspecting those products and shipping them to our customers. We continually explore opportunities in all of our regions to improve efficiencies in both our in-bound and out-bound logistics activities.

                              INTELLECTUAL PROPERTY

LICENSES

We have the right to use trademarks under license and design agreements with the trademarks' owners. Principal menswear trademarks we have the right to use are:

      o Oscar de la Renta for men's suits, sportcoats, vests, and dress and casual slacks;

      o Tommy Hilfiger for men's dress shirts and men's and women's golf apparel;

      o     Nautica for men's tailored suits, sportcoats and dress slacks;

      o Geoffrey Beene for men's tailored suits, sport coats, vests and dress slacks; and

      o     Slates and Dockers for men's sportcoats and soft suitings.

The above mentioned license and design agreements will expire at various dates through our fiscal 2007 year. Many of our licensing agreements are eligible for renewal to extend the licenses through various dates from our fiscal 2004 through 2009 years.

Although we are not dependent on any single license and design agreement, we believe our license and design agreements in the aggregate are of significant value to our business.

TRADEMARKS

Principal menswear trademarks we own are "Lanier Clothes" and "Holbrook" for men's suits and sportcoats, "Oxford Shirtings" and "Holbrook" for men's shirts, "Oxford Golf" for golf apparel, "Travelers Worsted" for men's suits, "Everpress" for men's slacks; "928" for young men's suited separates, and "Ely Cattleman", "Cumberland Outfitters", "Ely Plains", "Ely Casuals", and "Plains" for men's western wear.

Although we are not dependent on any single trademark, we believe our trademarks in the aggregate are of significant value to our business.

                 SEASONAL ASPECTS OF BUSINESS AND ORDER BACKLOG

SEASONAL ASPECTS OF BUSINESS

Although our business is impacted by the general seasonal trends characteristic of the apparel and retail industries, we do not consider our revenue and earnings to be highly seasonal. As the timing of product shipments and other events affecting the retail business may vary, results for any particular quarter may not be indicative of results for the full year.

ORDER BACKLOG

As of May 30, 2003 and May 31, 2002, we had booked orders amounting to approximately $124,753,000 and $118,195,000, respectively, all of which will be or were shipped within six months after each such date. These numbers represent only store orders on hand and do not include private-label contract balances. A growing percentage of our business consists of at-once EDI "Quick Response" programs with large retailers. Replenishment shipments under these programs generally possess such an abbreviated order life as to exclude them from the order backlog completely. We therefore do not believe that this backlog information is indicative of sales to be expected for the following year.

                                   COMPETITION

We sell our products in a highly competitive domestic market in which numerous U.S.-based and foreign manufacturers compete. No single manufacturer or small group of manufacturers dominates the apparel industry. We believe we are one of the largest designers, manufacturers, marketers and wholesalers of consumer apparel products in the United States, but there are other apparel firms with greater sales and financial resources.

Competition within the apparel industry is based upon styling, marketing, price, quality, customer service and, with respect to branded and designer product lines, consumer recognition and preference. We believe we compete effectively with other members of the industry with regard to all of these factors. Successful competition in styling and marketing is related to our ability to foresee changes and trends in fashion and consumer preference and to present appealing product programs to our customers. Successful competition in price, quality and customer service is related to our ability to maintain efficiency in production, sourcing and distribution.

Substantially all of the apparel sold by us and our principal competitors is produced outside the United States. Most of the apparel sold by us and some of our competitors is sold to customers on a landed, duty-paid basis after it is imported into the United States. Some of our competitors sell apparel to their customers, many of whom are also our customers, on a direct basis in which the customer takes ownership in the country of production. In this direct sourcing scenario, the customer handles the in-bound logistics and customs clearance. Direct sourcing presents a competitive challenge to us as our customers purchase apparel directly from the third party producers instead of from us. We believe that the relative price advantage to retailers of direct sourcing is offset to an extent by our ownership of, joint venture participation in or long term relationships with foreign facilities and by services that we provide to our customers such as delivery flexibility, manufacturing expertise, product development and design and supply chain management. We are always upgrading and streamlining our supply chain management technology and information systems which we believe will enable us to continue to effectively compete against the direct sourcing alternative. In addition, in recent years we have successfully transitioned some of our business to a direct sales basis.

We believe that choosing the most competitive countries for the production of our products is critical to our competitiveness. The most competitive location to produce or source a particular product depends on a variety of factors. These factors include availability of globally competitive fabric and other raw materials, labor and manufacturing costs, ability to meet quality standards, required lead times, logistics and the impact of international trade rules and trade preference agreements and legislation on apparel exports from that country to the United States.

                                TRADE REGULATION

International trade agreements, trade preference arrangements and trade legislation are important because most apparel imports into the United States are highly restricted. There are two key types of restrictions. First, there are duties levied on the value of imported apparel. The duty rates on the cotton and wool product categories that cover the majority of our products range from 15% to 20%. Second, the United States has implemented restrictive quotas on the importation of many classifications of textiles and apparel products from most of the major apparel-producing countries, including most of the countries where we produce apparel and including the cotton and wool product categories that cover the majority of our products. These quota restraints place numerical limits on the quantity of garments that may be imported into the U.S. in a given year on a by country and by product category basis. The effect of these quotas is to limit the amount of apparel that can be sourced in the countries that offer the most competitive fabrics and most competitive apparel manufacturing. As a result, a substantial portion of cotton and wool apparel imported into the U.S. is sourced from countries that would not be the most competitive producers in the absence of quotas.

Through December of 1994, these restraints were controlled pursuant to the Multi-Fiber Arrangement, or the MFA, an international textile trade agreement to which the United States was a party. During the Uruguay Round of the General Agreement of Tariffs and Trade, the United States and other countries negotiated a successor agreement to the MFA known as the Agreement on Textiles and Clothing, or the ATC, which became effective on January 1, 1995.

The ATC requires that importing countries gradually phase out over a ten-year period approximately half of the restrictive quotas on the importation of textiles and apparel products that were in place on December 31, 1994. The remaining quotas are to be eliminated on January 1, 2005. However, the ATC gives importing countries such as the United States significant discretion in determining when during the ten-year period quotas on particular products from particular countries will be eliminated. The United States has announced a plan that will keep quotas on most of the products produced by us for the entire ten-year period. In addition, the ATC permits importing countries, under certain conditions, to impose new quotas on the importation of textile and apparel products during the ten-year phase out period. As a result, we believe the extent to which the ATC will liberalize trade in our apparel products from now until January 1, 2005 is not material.

When the ATC is fully implemented on January 1, 2005, the competitiveness of many countries as apparel sourcing locations will change significantly. Currently, we believe that the presence of quotas imposes a non-market restriction on where apparel is sourced and prevents a substantial portion of apparel destined for the U.S. market from being sourced in the countries that offer most competitive fabric and the most competitive apparel garment manufacturing. We believe that generally the most competitive fabrics and apparel manufacturing, absent the non-market restrictions created by quotas, are in Asia and the Indian sub-continent. Consequently, we believe that the elimination of quotas will result in reduced apparel sourcing in the western hemisphere and increased apparel sourcing in Asia and the Indian sub-continent. The market forces that are likely to shift apparel sourcing out of the western hemisphere upon the elimination of quotas may be partially offset by the reduced or zero duty rates offered by free trade agreements and trade preference programs applicable to western hemisphere countries particularly those in Latin America and the Caribbean Basin.

Currently, there are various free trade agreements and trade preference legislation that provide apparel importers including us with relief from duties and quotas. These include, but are not limited to, the United States-Caribbean Basin Trade Partnership Act, the African Growth and Opportunity Act, the North American Free Trade Agreement, the Israel Free Trade Agreement and the Andean Trade Promotion and Drug Eradication. The proposed Central America Free Trade Agreement, Chile Free Trade Agreement, Dominican Republic Free Trade Agreement and Free Trade of the Americas Agreement may also affect our manufacturing and sourcing agreements in the future to the extent any of them are implemented. We believe that by selecting the locations where we produce or source our products based in part on trade regulations we are effective and will continue to be effective in using various trade preference agreements and legislation to our competitive advantage. We believe that our flexible manufacturing and sourcing base allows us, and will continue to allow us, to source our products in the most competitive countries.

                                    EMPLOYEES

As of May 30, 2003, we employed 7,343 persons, of which 1,516 were employed in the United States. Approximately 81% of our employees were hourly and incentive paid production workers. We believe our employee relations are excellent.

                              AVAILABLE INFORMATION

Our internet address is www.oxfordinc.com. We make available free of charge on www.oxfordinc.com our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

In addition, we will provide, at no cost, paper or electronic copies of our reports and other filings made with the SEC. Requests should be directed to:

J. Reese Lanier, Jr.
Treasurer and Investor Relations Director
Oxford Industries, Inc.
222 Piedmont Avenue, N.E.
Atlanta, GA  30308

rlanier@oxfordinc.com

The information on the website listed above, is not and should not be considered part of this annual report on Form 10-K and is not incorporated by reference in this document. This website is and is only intended to be an inactive textual reference.

ITEM 2. PROPERTIES.

MANUFACTURING FACILITIES

We lease or own 10 foreign manufacturing facilities and one domestic support facility. The Oxford Shirt Group owns plants in Honduras and Costa Rica, and leases a factory in the Philippines. Oxford Slacks owns one facility in Mexico, and leases three plants in the Dominican Republic. Lanier Clothes owns one plant in Mexico, leases one factory in Honduras, and leases one manufacturing support facility in Tupelo, Mississippi. The Oxford Womenswear Group leases one manufacturing complex in Honduras.

DISTRIBUTION CENTERS AND COMBINED ADMINISTRATIVE FACILITIES

We own and lease five distribution centers, and five facilities that combine distributive and administrative responsibilities. The Oxford Shirt Group owns a combined facility in Lyons, Georgia, and leases a combined facility in Lebanon, Tennessee. Oxford Slacks owns a combined facility in Monroe, Georgia. Lanier Clothes owns one distribution center in Toccoa, Georgia and one in Greenville, Georgia. The Oxford Womenswear Group owns one combined facility, and one separate distribution center, in Gaffney, South Carolina, leases a combined facility in Walhalla, South Carolina, and leases a distribution center in Guatemala. Oxford Products International, Ltd., a wholly owned subsidiary of the Company, leases one distribution center in Hong Kong.

CORPORATE OFFICES

Our key managerial and administrative functions take place in eight corporate offices throughout the world. The Company owns its corporate headquarters located in Atlanta, Georgia. Oxford Products International, Ltd., a wholly owned subsidiary of the Company, leases office space in Hong Kong and Singapore. The Oxford Shirt Group owns a workplace in Lyons, Georgia, and leases office space in New York City. In addition, the Oxford Slacks Group, Lanier Clothes, and the Oxford Womenswear Group all lease corporate offices in New York City.

ITEM 3. LEGAL PROCEEDINGS.

From time to time, we are a party to litigation arising in the ordinary course of business. We are not currently a party to any litigation that we believe could reasonably be expected to have a material adverse effect on our results of operations or financial condition.

In 1993, we discovered that a substance believed to be dry cleaning fluid had been disposed of at our Greenville, Georgia facility, and may have contaminated the soil and groundwater at the facility and impacted a nearby municipal drinking water source. In July 1994, we entered into a consent order with the Georgia Department of Natural Resources, or GDNR, requiring us, among other things, to pay a fine of $99,000 to GDNR, to address the soil and groundwater contamination resulting from any past disposal practices, and to assist the municipality in obtaining an alternate drinking water source. In 1996, after investigating the extent of the contamination at the facility, based on advice from our environmental experts, we accrued $4,500,000 in reserves based on an assumed remedy consisting of a pump-and-treat groundwater remediation system. We believe this estimate of our potential liability continues to be reasonable given recent discussions with our environmental experts

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Incorporated by reference to the table presented in Note P under the heading "Common Stock Information" on page 40 of our 2003 Annual Report to Stockholders (Exhibit 13 hereto). On August 18, 2003, there were 514 holders of record of our common stock.

                      EQUITY COMPENSATION PLAN INFORMATION

                        (A)                                (B)                              (C)
PLAN CATEGORY           NUMBER OF SECURITIES TO BE         WEIGHTED-AVERAGE                 NUMBER OF SECURITIES REMAINING AVAILABLE
-------------           ISSUED UPON EXERCISE OF            EXERCISE PRICE OF                FOR FUTURE ISSUANCE UNDER EQUITY
                        OUTSTANDING OPTIONS,               OUTSTANDING OPTIONS,             COMPENSATION PLANS (EXCLUDING SECURITIES
                        WARRANTS AND RIGHTS                WARRANTS AND RIGHTS              REFLECTED IN COLUMN (A))
                        -------------------                -------------------              ----------------------------------------
EQUITY
COMPENSATION PLANS
APPROVED BY
SECURITY HOLDERS                           483,580                          $25                                              252,494

EQUITY
COMPENSATION PLANS
NOT APPROVED BY
SECURITY HOLDERS                                 0                            0                                                    0

TOTAL                                      483,580                          $25                                              252,494

ITEM 6. SELECTED FINANCIAL DATA.

Incorporated by reference to page 18 of our 2003 Annual Report to Stockholders (Exhibit 13 hereto).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Incorporated by reference to page 19 through 28 of our 2003 Annual Report to Stockholders (Exhibit 13 hereto).

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Information appearing under the caption "Market Risk Sensitivity" on page 27 of our 2003 Annual Report to Stockholders is incorporated herein by reference (See
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations").

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The report of Ernst & Young LLP, independent auditors, and consolidated financial statements, included on pages 29 through 42 of the Annual Report to Stockholders for the year ended May 30, 2003 are incorporated herein by reference. Quarterly Results of Operations on page 40 of the Annual Report to Stockholders for the year ended May 30, 2003 is incorporated herein by reference.

The report of Arthur Andersen LLP, independent public accountants, for the year ended June 1, 2001 is as follows.

                    OXFORD INDUSTRIES INC., AND SUBSIDIARIES
                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Oxford Industries, Inc.

We have audited the accompanying consolidated balance sheets of Oxford Industries, Inc. (a Georgia corporation) and Subsidiaries as of June 1, 2001 and June 2, 2000 and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the three years in the period ended June 1, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oxford Industries, Inc. and subsidiaries as of June 1, 2001 and June 2, 2000 and the results of their operations and their cash flows for each of the three years in the period ended June 1, 2001 in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

Atlanta, Georgia
July 13, 2001

NOTE: THIS IS A COPY OF A REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP, OUR
      FORMER INDEPENDENT ACCOUNTANTS. THIS REPORT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP IN CONNECTION WITH THE FILING OF THIS ANNUAL REPORT ON FORM 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Effective May 22, 2002, we appointed Ernst & Young LLP ("Ernst & Young") as our independent auditors. The decision to replace Arthur Andersen LLP ("Andersen") as our independent public accountants was approved by our Board of Directors upon the recommendation of our Audit Committee.

During our fiscal 2002 year and through the date of the Form 8-K filed on May 22, 2002, there were no disagreements between us and Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to Andersen's satisfaction would have caused them to make reference to the subject matter of the disagreement in connection with their reports.

None of the reportable events described under Item 304(a)(1)(v) of Regulation S-K occurred within our two most recent fiscal years or through the date of the Form 8-K filed on May 22, 2002.

The audit report of Andersen on our consolidated financial statements for our fiscal 2001 year did not contain any adverse opinion or disclaimer of opinion, nor were was it qualified or modified as to uncertainty, audit scope, or accounting principles. A letter from Andersen is attached as Exhibit 16.1.

During our fiscal 2002 year and through the date of the Form 8-K filed on May 22, 2002, we did not consult Ernst & Young with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our consolidated financial statements, or any other matters or reportable events listed in Items 304(a)(2)(i) and (ii) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information required by this item covering our directors is incorporated by reference to the information presented under the heading "Election of Directors
- Directors and Nominees" in the Company's Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days after May 30, 2003. Information regarding our executive officers is set forth below.

Name                                   Age                                    Office Held
----                                   ---                                    -----------
J. Hicks Lanier                        63                                     Chairman of the Board, President and
                                                                              Chief Executive Officer

Ben B. Blount, Jr                      64                                     Executive Vice President -- Finance
                                                                              Planning and Administration and Chief
                                                                              Financial Officer

L. Wayne Brantley                      61                                     Group Vice President

R. Larry Johnson                       64                                     Group Vice President

Knowlton J. O'Reilly                   63                                     Group Vice President

Messrs. J. Hicks Lanier, Ben B. Blount, Jr. and Knowlton J. O'Reilly are also directors. The Board of Directors of the Company elects executive officers annually.

Mr. J. Hicks Lanier has served as President since 1977. In 1981, he was elected as Chairman of the Board.

Mr. Ben B. Blount, Jr. was Executive Vice President -- Planning and Development from 1986 - 1995. Mr. Blount was President of Kayser Roth Apparel, an apparel manufacturer and marketer, from 1982 to 1986. Prior to 1982 he was Group Vice President. In 1995 he was elected to serve in his present position as Executive Vice President of Finance, Planning and Administration and Chief Financial Officer.

Mr. Knowlton J. O'Reilly has served as Group Vice President since 1978.

Messrs. L. Wayne Brantley and R. Larry Johnson have served as Group Vice Presidents since 1997.

ITEM 11. EXECUTIVE COMPENSATION.

Incorporated by reference to the information presented under the heading "Executive Compensation and Other Information" in our Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days after May 30, 2003.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Incorporated by reference to the information presented under the heading "Beneficial Ownership of Common Stock" in our Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days after May 30, 2003.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Incorporated by reference to the information presented under the heading "Executive Compensation and Other Information - Compensation Committee Interlocks and Insider Participation" in our Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days after May 30, 2003.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Incorporated by reference to the information presented under the heading "Fees Paid To Auditors" in our Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days after May 30, 2003.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)   1. Financial Statements

The following consolidated financial statements of Oxford Industries, Inc. and Subsidiaries, included in the annual report of the registrant to its stockholders for the fiscal year ended May 30, 2003 are incorporated by reference in Item 8.

Consolidated Balance Sheets at May 30, 2003 and May 31, 2002

Consolidated Statements of Earnings for the years ended May 30, 2003, May 31, 2002 and June 1, 2001

Consolidated Statements of Stockholders' Equity for the years ended May 30, 2003, May 31, 2002 and June 1, 2001

Consolidated Statements of Cash Flows for the years ended May 30, 2003, May 31, 2002 and June 1, 2001

Notes to Consolidated Financial Statements for the years ended May 30, 2003, May 31, 2002 and June 1, 2001

      2. Financial Statement Schedules

All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

      3. Exhibits

3(a) Articles of Incorporation of the Company. Incorporated by reference to Exhibit 3(a) to the Company's Form 10-Q for the fiscal quarter ended August 29, 1997.

3(b) Bylaws of the Company. Incorporated by reference to Exhibit 3(b) to the Company's Form 10-K for the fiscal year ended May 28, 1999.

10(a) 1997 Stock Option Plan. Incorporated by reference to Exhibit 10(a) to the Company's Form 10-K for the fiscal year ended May 31, 2002.

10(b) 1997 Restricted Stock Plan. Incorporated by reference to Exhibit 10(b) to the Company's Form 10-K for the fiscal year ended May 31, 2002.

10(c) Non-qualified Deferred Compensation Plan. Incorporated by reference to Exhibit 10(c), to the Company's Form 10-K for the fiscal year ended June 1, 2001.

10(e)       Executive Medical Reimbursement Plan. Incorporated by reference to
            Exhibit 10(e), to the Company's Form 10-K for the fiscal year ended June 1, 2001.

10(h) 1992 Stock Option Plan. Incorporated by reference to Exhibit 10(h), to the Company's Form 10-K for the fiscal year ended June 1, 2001

10(j) Accounts receivable sale agreement between Oxford Industries, Inc. and Oxford Receivables Company. Incorporated by reference to Exhibit 10(j), to the Company's Form 10-K for the fiscal year ended June 1, 2001.

10(k) Loan agreement between Oxford Receivables Company and Three Pillars Funding Corporation Incorporated by reference to Exhibit 10(k) , to the Company's Form 10-K for the fiscal year ended June 1, 2001.

10(l)       Liquidity Asset Purchase Agreement between SunTrust Bank and
            Three Pillars Funding Corporation. Incorporated to Exhibit 10(l), to the Company's Form 10-K for the fiscal year ended June 1, 2001.

10(m) Omnibus Amendment No. 1. Amendment to the accounts receivable sale and accounts receivable loan agreements (Exhibits 10(j) and 10(k) dated January 31, 2002. Incorporated by reference to Exhibit 10(m), to the Company's Form 10-Q for the quarter ended March 1, 2002.

10(n)       Indenture agreement between Oxford Industries Inc. and SunTrust
            Bank.

10(o)       Credit Agreement between Oxford Industries, Inc and SunTrust Bank.

13 2003 Annual Report to Stockholders (furnished for the information of the Commission and not deemed "filed" or part of this Form 10-K except for those portions expressly incorporated herein by reference).

16.1 Letter of Arthur Andersen LLP regarding change in certifying accountant. Incorporated by reference to Exhibit 16.1 the Company's Form 10-K for the fiscal year ended May 31, 2002.

23          Consent of Independent Auditors.

24          Powers of Attorney.

31.1 Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

We agree to file upon request of the Securities and Exchange Commission a copy of all agreements evidencing long-term debt of ours omitted from this report pursuant to Item 601(b)(4)(iii) of Regulation S-K.

Shareholders may obtain copies of Exhibits without charge upon written request to the Corporate Secretary, Oxford Industries, Inc., 222 Piedmont Avenue, N.E., Atlanta, Georgia 30308.

(b) We filed the following Form 8-K's during the last quarter of the period covered by this report.

A report on Form 8-K was filed on April 28, 2003 for Item 5. Other events for two press releases dated April 27, 2003. One for a senior note offering and one for the acquisition of Viewpoint International, Inc.

A report on Form 8-K was filed on April 28, 2003 for Item 5. Other events for additional information regarding the acquisition of Viewpoint International, Inc.

A report on Form 8-K was filed on April 28, 2003 for Item 5. Other events for the consent of Mahoney Cohen & Company, CPA, P.C.

A report on Form 8-K was filed on April 2, 2003 for Item 12. Other events for the third quarter earnings release.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             Oxford Industries, Inc.

                               /s/J. Hicks Lanier
                               ------------------
                                 J. Hicks Lanier
                             Chairman and President


Date:   August 28, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.

           Signature                                Capacity                               Date
           ---------                                --------                               ----
/s/J. Hicks Lanier                         President, Chief Executive                 August 28, 2003
------------------                            Officer and Director
J. Hicks Lanier

/s/Ben B. Blount, Jr.                    Executive Vice President, Chief              August 28, 2003
---------------------                    Financial Officer and Director
Ben B. Blount, Jr.

/s/K. Scott Grassmyer                              Controller                         August 28, 2003
---------------------
K. Scott Grassmyer

/s/Thomas Caldecot Chubb III                        Director                          August 28, 2003
----------------------------
Cecil D. Conlee*

/s/Thomas Caldecot Chubb III                        Director                          August 28, 2003
----------------------------
Thomas Gallagher*

/s/Thomas Caldecot Chubb II                         Director                          August 28, 2003
---------------------------
J. Reese Lanier*

/s/Thomas Caldecot Chubb III                        Director                          August 28, 2003
----------------------------
Knowlton J. O'Reilly*
*by power of attorney

           Signature                                Capacity                               Date
           ---------                                --------                               ----
/s/Thomas Caldecot Chubb III                        Director                          August 28, 2003
----------------------------
Clarence B. Rogers, Jr.*

/s/Thomas Caldecot Chubb III                        Director                          August 28, 2003
----------------------------
Robert E. Shaw*

/s/Thomas Caldecot Chubb III                        Director                          August 28, 2003
----------------------------
E. Jenner Wood*

/s/Thomas Caldecot Chubb III                        Director                          August 28, 2003
----------------------------
Helen B. Weeks*
*by power of attorney