Form 10-Q
period 2003-08-29
OXFORD INDUSTRIES INC
filed 2003-10-14
CIK 75288

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[ X ] Quarterly Report Pursuant To Section 13 or 15(d) of
The Securities Exchange Act of 1934

For the quarterly period ended AUGUST 29, 2003

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
Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Number of shares outstanding
Title of each class	as of October 6, 2003
Common Stock, $1 par value	8,081,119

Table of contents

OXFORD INDUSTRIES, INC.
INDEX TO FORM 10-Q
August 29, 2003

PART I FINANCIAL INFORMATION	Page

Item 1 Financial Statements
Unaudited Consolidated Statements Of Earnings	3
Unaudited Consolidated Balance Sheets	4
Unaudited Consolidated Statements of Cash Flows	5
Unaudited Notes to Consolidated Financial Statements	6
Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3 Quantitative and Qualitative Disclosures About Market Risk	25
Item 4 Evaluation of Disclosure Controls and Procedures	25

PART II OTHER INFORMATION

Item 6 Exhibits and Reports on Form 8-K	26
Signatures	27

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

OXFORD INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)

$ in thousands except per share amounts	Quarter Ended
	August 29, 2003	August 30, 2002
Net Sales	$ 242,105	$ 172,139
Cost of goods sold	171,214	133,677
Gross Profit	70,891	38,462
Selling, general and administrative	53,612	30,949
Amortization of intangibles	1,678	19
	55,290	30,968
Royalties and other operating income	1,180	-
Operating Income	16,781	7,494
Interest expense, net	5,746	41
Earnings Before Income Taxes	11,035	7,453
Income Taxes	4,193	2,943
Net Earnings	$6,842	$4,510
Basic Earnings Per Common Share	$0.87	$0.60
Diluted Earnings Per Common Share	$0.84	$0.60
Basic Shares Outstanding	7,909,890	7,515,577
Diluted Shares Outstanding	8,109,923	7,560,674
Dividends Per Share	$0.21	$0.21

See notes to consolidated financial statements.

OXFORD INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED EXCEPT FOR MAY 30, 2003)

$ in thousands	August 29, 2003	May 30, 2003	August 30, 2002
Assets
Current Assets:
Cash and cash equivalents	$ 17,370	$ 24,091	$ 6,253
Receivables	134,445	110,304	121,011
Inventories	117,846	104,334	90,020
Prepaid expenses	19,346	12,631	10,133
Total Current Assets	289,007	251,360	227,417
Property, plant and equipment, net	50,677	21,971	26,079
Restricted cash in escrow	-	204,986	-
Goodwill	88,095	5,839	5,839
Intangibles, net	152,365	682	740
Deferred income taxes	-	119	-
Other assets, net	21,940	9,408	1,637
Total Assets	$602,084	$494,365	$261,712

Liabilities and Stockholders' Equity
Current Liabilities:
Notes payable	$ 10,000	$ -	$ 2,500
Trade accounts payable	66,265	59,031	45,666
Accrued compensation	15,182	23,556	10,734
Other accrued expenses	31,234	15,063	14,860
Dividends payable	1,694	1,579	1,578
Income taxes payable	5,181	2,551	2,924
Current maturities of long-term debt	214	134	236
Total Current Liabilities	129,770	101,914	78,498
Notes payable	198,626	198,581	-
Other long-term debt, less current maturities	117	5	139
Noncurrent liabilities	9,573	4,500	4,500
Deferred income taxes	53,680	-	423
Stockholders' Equity:
Common stock	8,076	7,522	7,516
Additional paid-in capital	30,436	14,759	14,633
Retained earnings	171,806	167,084	156,003
Total Stockholders' Equity	210,318	189,365	178,152
Total Liabilities and Stockholders' Equity	$602,084	$494,365	$261,712

See notes to consolidated financial statements.

OXFORD INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	Quarter Ended
$ in thousands	August 29, 2003	August 30, 2002
Cash Flows From Operating Activities
Net earnings	$6,842	$4,510
Adjustments to reconcile net earnings to
net cash provided by (used in) operating activities:
Depreciation	2,357	1,444
Amortization of intangible assets	1,678	19
Amortization of deferred financing costs	574	-
Amortization of bond discount	45	-
Gain on sale of assets	(115)	(45)
Equity income	(105)	-
Deferred income taxes	(843)	(128)
Changes in working capital:
Receivables	5,453	(17,813)
Inventories	14,857	(5,479)
Prepaid expenses	(777)	(346)
Trade accounts payable	(16,320)	2,346
Accrued expenses and other current liabilities	(12,726)	592
Income taxes payable	1,766	2,924
Other noncurrent assets	(2,351)	5
Other noncurrent liabilities	3,949	-
Net cash provided by (used in) operating activities	4,284	(11,971)

Cash Flows from Investing Activities
Acquisition	(240,754)	-
Decrease in restricted cash	204,986	-
Investment in deferred compensation plan	(1,356)	-
Purchases of property, plant and equipment	(3,171)	(412)
Proceeds from sale of property, plant and equipment	105	122
Net cash used in investing activities	(40,190)	(290)

Cash Flows from Financing Activities
Proceeds from short-term debt	10,000	2,500
Payments of long-term debt	(31)	(19)
Payments of debt issuance costs	(7,335)	-
Proceeds from issuance of common stock	5,805	20
Dividends on common stock	(1,579)	(1,578)
Net cash provided by financing activities	6,860	923

Net change in Cash and Cash Equivalents	(29,046)	(11,338)
Cash and Cash Equivalents at the Beginning of Period	46,416	17,591
Cash and Cash Equivalents at the End of Period	$17,370	$6,253

See notes to consolidated financial statements.

OXFORD INDUSTRIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 29, 2003

  Introduction: We prepared the accompanying unaudited, consolidated financial statements in accordance with the rules and regulations of the Securities and Exchange Commission. Such rules and regulations allow us to condense and omit certain information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles in the United States. However, we believe these consolidated financial statements reflect all normal, recurring adjustments that are necessary for a fair statement of our results of operations for the periods presented. Results of operations for the three months ended August 29, 2003 are not necessarily indicative of results to be expected for the year. All dollars are expressed in thousands except per share amounts. For more information regarding our results of operations and financial condition refer to the footnotes accompanying our Fiscal 2003 audited financial statements. Any material facts that have changed from those footnotes are discussed herein, or are a normal result of transactions during the interim period. As used in this report, "our," "us" and "we" and similar phrases refer to Oxford Industries, Inc. and its consolidated subsidiaries.
  Accounting Policies: The summary of our significant accounting policies in our Fiscal 2003 Annual Report on Form 10-K describes our accounting policies. Our accounting policies are consistent with those of our Fiscal 2003 year policies.
  Contingencies: We are involved in certain legal proceedings and claims primarily arising in the normal course of business. In our opinion, the liability under any of these matters would not materially affect our financial condition or results of operations.
  Inventories: The components of inventories are summarized as follows:

	August 29, 2003	August 30, 2002
Finished goods	$89,335	$57,458
Work in process	8,905	13,459
Fabric, trim and supplies	19,606	19,103
	$117,846	$90,020

  Goodwill and Intangible Assets: Intangible assets primarily represent costs capitalized in connection with acquisitions. We account for goodwill and other intangible assets under SFAS 142, "Goodwill and Other Intangible Assets." Goodwill and identifiable intangible assets with an indefinite useful life are not amortized but are tested for impairment annually. Intangible assets include items such as trademarks, license agreements, customer relationships and non-compete agreements. Intangible assets that do not have indefinite useful lives are amortized over periods ranging from 4 to 15 years using a method of amortization that reflects the pattern in which the economic benefits of the assets are consumed. For the quarters ended August 29, 2003 and August 30, 2002, respectively, amortization expense was $1,678 and $19.

OXFORD INDUSTRIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
AUGUST 29, 2003

  Long Lived Assets: We review long lived assets for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable. If there is an indication of impairment, we prepare an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to reduce the asset to its estimated fair value. Preparation of estimated expected future cash flows is inherently subjective and is based on our best estimate of assumptions concerning future conditions. There has not been any material impairment of long lived assets.
  Stock Based Compensation: We have chosen to account for stock-based compensation to employees using the intrinsic value method prescribed by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock-Based Compensation." Certain pro forma and other disclosures related to stock-based compensation plans as if compensation cost of options granted had been determined in accordance with the fair value provisions of SFAS No. 123 are presented below.

Quarters Ended:	August 29, 2003	August 30, 2002
Net earnings as reported	$6,842	$4,510
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(91)	(87)
Pro forma net earnings	$6,751	$4,423
Basic earnings per common share as reported	$0.87	$0.60
Pro forma basic earnings per common share	$0.85	$0.59
Diluted earnings per common share as reported	$0.84	$0.60
Pro forma diluted earnings per common share	$0.83	$0.59

OXFORD INDUSTRIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
AUGUST 29, 2003

  Segment Information: We identify operating segments based on the way we organize the components of our business for purposes of allocating resources and assessing performance. Our business segments are the Oxford Shirt Group, Lanier Clothes, Oxford Slacks, the Oxford Womenswear Group and the Tommy Bahama Group. The Oxford Shirt Group operations encompass branded and private label dress and sport shirts and branded golf apparel. Lanier Clothes produces branded and private label suits, sportscoats, suit separates and dress slacks. Oxford Slacks is a producer of private label dress and casual slacks and walk shorts. The Oxford Womenswear Group is a producer of private label women's sportswear. We are operating Viewpoint International, Inc. as the Tommy Bahama Group. The Tommy Bahama Group markets wholesale and retail apparel, accessories and related products and operates restaurants under the Tommy Bahama brand. Corporate and Other is a reconciling category for reporting purposes and includes our corporate offices, transportation and logistics, intercompany eliminations, LIFO inventory accounting adjustments and other costs that are not allocated to the operating groups.

	Quarters Ended
	August 29, 2003	August 30, 2002
Net Sales
Oxford Shirt Group	$ 41,483	$ 47,173
Lanier Clothes	41,946	36,940
Oxford Slacks	32,325	21,354
Oxford Womenswear Group	62,953	66,599
Tommy Bahama Group	63,278	-
Corporate and Other	120	73
Total	$242,105	$172,139

OXFORD INDUSTRIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
AUGUST 29, 2003

8. Segment Information continued:

	Quarters Ended
	August 29, 2003	August 30, 2002
Depreciation and Amortization
Oxford Shirt Group	$ 358	$ 453
Lanier Clothes	389	406
Oxford Slacks	165	202
Oxford Womenswear Group	199	246
Tommy Bahama Group	2,778	-
Corporate and Other	765	156
Total	$ 4,654	$ 1,463
Operating Income
Oxford Shirt Group	$ 326	$ 1,254
Lanier Clothes	5,008	4,896
Oxford Slacks	4,141	1,349
Oxford Womenswear Group	3,224	3,541
Tommy Bahama Group	6,959	-
Corporate and Other	(2,877)	(3,546)
Total	16,781	7,494
Interest expense, net	5,746	41
Earnings before taxes	$11,035	$ 7,453

Purchase of Property Plant and Equipment
Oxford Shirt Group	$ 6	$ 219
Lanier Clothes	681	68
Oxford Slacks	52	77
Oxford Womenswear Group	9	1
Tommy Bahama Group	2,413	-
Corporate and Other	10	47
Total	$ 3,171	$ 412

	August 29, 2003	August 30, 2002
Assets
Oxford Shirt Group	$ 72,677	$ 82,181
Lanier Clothes	78,496	75,458
Oxford Slacks	40,030	34,546
Oxford Womenswear Group	66,812	86,071
Tommy Bahama Group	330,044	-
Corporate and Other	14,025	(16,544)
Total	$602,084	$261,712

OXFORD INDUSTRIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
AUGUST 29, 2003

9. New Accounting Standards:

Variable Interest Entities: In December 2002, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 requires that a variable interest entity be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements apply to the first fiscal year or interim period ending after December 15, 2003. We believe the adoption of FIN 46 will not have a material impact on our financial position, results of operations or liquidity.

10. Earnings Per Share:

	Quarter Ended
	August 29, 2003	August 30, 2002

Basic and diluted earnings available to stockholders (numerator):	$6,842	$4,510
Shares (denominator):
Weighted average shares outstanding	7,909,890	7,515,577
Dilutive securities:
Options	199,933	45,097
Total assuming conversion	8,109,823	7,560,674
Per share amounts:
Basic earnings per common share	$0.87	$0.60
Diluted earnings per common share	$0.84	$0.60

During the first quarter of fiscal 2004, options to purchase 116,250 shares of our common stock at $52.875 were outstanding but were not included in the computation of diluted earnings per share because the inclusion of such shares would have had an antidilutive effect. During the first quarter of fiscal 2003, options to purchase 190,700 shares of our common stock at prices ranging from $27.88 to $35.66 per share were outstanding but were not included in the computation of diluted earnings per share because the inclusion of such shares would have had an antidilutive effect.

OXFORD INDUSTRIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
AUGUST 29, 2003

  Viewpoint Acquisition

  On June 13, 2003, we acquired all of the common stock of Viewpoint International, Inc. The transaction is valued at up to $325 million consisting of $240 million in cash, $10 million in Oxford common stock (388,200 shares), and up to $75 million in contingent payments, subject to the achievement by Viewpoint of certain performance targets. Such performance targets are based on earnings before interest and taxes after deduction of a capital charge based on net tangible assets employed as follows: Year 1-$42.3 million, Year 2-$50.0 million, Year 3-$58.1 million and Year 4-$69.7 million

  For each of the four years after the closing of the acquisition, the selling stockholders of Viewpoint will receive an annual basic contingent payment if Viewpoint's earnings are greater than 90% of applicable target described above and will receive the maximum annual basic contingent payment of $12.5 million if Viewpoint's earnings are 100% or greater than the applicable target described above. If Viewpoint's earnings are between 90% and 100% of the applicable target described above, the annual basic contingent payment will be calculated on a straight line basis from $0 to $12.5 million. Up to 50% of any annual basic contingent payment may be paid in shares of our common stock at our option, and in the case of payments in the first two years, at the option of the selling stockholders of Viewpoint. Shares of our common stock issued at our option will be valued at the average price on the New York Stock Exchange (or other applicable exchange) for the ten full trading days prior to the applicable payment date. Shares of our common stock issued at the option of the selling stockholders will be valued at $25.76 per share.

  If, at the end of the four year period, cumulative earnings exceed the cumulative targets, the selling stockholders will receive 33.33% of the cumulative excess up to a maximum cumulative additional contingent payment of $25.0 million. Any cumulative additional contingent payment will be paid in cash.

  Viewpoint owns the Tommy Bahama lifestyle brand that is used to market a wide array of products and services including apparel, footwear, accessories, home furnishings and restaurants. Viewpoint also produces two additional collections under the Tommy Bahama label, Indigo Palms and Island Soft. It also operates 34 Tommy Bahama retail locations across the country, six of which are retail/restaurant compounds. This acquisition helped us achieve one of our key strategic objectives of owning a major lifestyle brand. Viewpoint's results of operations from June 14, 2003 through August 29, 2003 are included in our consolidated statement of earnings.

  In connection with the Viewpoint acquisition, we entered into a $275 million senior secured revolving credit facility, which has a five year term and bears interest, at our option, at rates determined from time to time based upon (1) the higher of the federal funds rate or the applicable prime rate plus a spread or (2) LIBOR plus a spread. Borrowings under the senior secured revolving credit facility are subject to a borrowing base calculation based on our accounts receivable, inventories and real property.

OXFORD INDUSTRIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
AUGUST 29, 2003

  11. Viewpoint Acquisition Continued:

  Upon completion of the Viewpoint acquisition, the net proceeds from our $200 million senior notes offering were released from escrow. We used the net proceeds from our senior notes offering, together with limited borrowings under our senior secured revolving credit facility and cash on hand, to finance the cash portion of the purchase price for the Viewpoint acquisition. We also terminated the accounts receivable securitization facility in June 2003, in connection with the senior revolving credit facility.

  The purchase price, exclusive of contingent consideration, was allocated to the net assets of Viewpoint based on their estimated fair values. Any contingent consideration will be recorded and allocated to goodwill when earned by the sellers. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. We have not yet finalized the purchase price allocation. The purchase price allocation will be finalized upon resolution of a working capital adjustment to the purchase price and refinement of certain preliminary estimates.

Market value of stock issued	$ 10,000
Cash consideration paid	237,391
Direct merger costs	3,363
Total purchase price	$ 250,754

Cash	$ 22,325
Accounts receivable	29,595
Inventories	28,369
Other current assets	6,005
Goodwill	82,256
Intangibles, net	153,360
Property, plant and equipment	27,953
Other assets	2,470
Current liabilities	(45,035)
Noncurrent liabilities	(1,253)
Deferred taxes	(55,291)

Fair value of net assets acquired	$ 250,754

OXFORD INDUSTRIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
AUGUST 29, 2003

  Pro Forma Financial Information:

The pro forma financial information presented below gives effect to the Viewpoint acquisition as if it had occurred as of the beginning of our fiscal year 2003 and fiscal year 2002. The information presented below is for illustrative purposes only and is not indicative of results that would have been achieved or results which may be achieved in the future.

	August 29, 2003	August 30, 2002
Net Sales	$253,837	$ 242,034
Net earnings	$7,425	$ 4,799
Net earnings per share
Basic	$0.94	$0.61
Diluted	$0.92	$0.61

13. Subsequent Events:

On October 6, 2003, our Board of Directors approved a 2-for-1 common stock split in the form of a stock dividend payable on December 1, 2003 to shareholders of record on November 17, 2003. In addition, our shareholders approved an increase in our authorized common shares from 30,000,000 to 60,000,000. We have not retroactively adjusted the financial statements and related notes for this stock split. Pro forma earnings per common share, giving retroactive effect to the stock split are as follows:

	August 29, 2003	August 30, 2002
Net earnings per common share:
Basic	$0.43	$0.30
Diluted	$0.42	$0.30
Shares used in per share calculations:
Basic	15,819,780	15,031,154
Diluted	16,219,846	15,121,348

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with our Consolidated Financial Statements and the Notes to Consolidated Financial Statements contained in this Quarterly Report.

OVERVIEW

Oxford Industries, Inc. is a leading producer and marketer of branded and private label apparel for men, women and children. Oxford provides retailers and consumers with a wide variety of apparel products and services to suit their individual needs. Oxford's brands include Tommy Bahama® , Indigo Palms™ , Island Soft™ , Ely and Walker® and Oxford Golf® .. The Company also holds exclusive licenses to produce and sell certain product categories under the Tommy Hilfiger® , Nautica® , Geoffrey Beene® , Slates® , Dockers® and Oscar de la Renta® labels. Oxford's customers are found in every major channel of distribution including national chains, specialty catalogs, mass merchants, department stores, specialty stores and internet retailers. Our business is operated through the following groups: the Oxford Shirt Group, Lanier Clothes, Oxford Slacks, the Oxford Womenswear Group and the Tommy Bahama Group.

General business conditions in the apparel industry continue to be extremely competitive. Comparable store sales performance for many of our major retail customers has improved over the past two months, but continues to be inconsistent. The promotional environment, particularly in department stores, has had an impact on some segments of our business. Consumer price indexes for apparel products have continued to decline in each of the past five years ended August 2003.

The most significant factor to impact our results of operations was the completion of the acquisition of Viewpoint International, Inc. On June 13, 2003, we acquired all of the outstanding capital stock of Viewpoint International, Inc. ("Viewpoint"). The transaction is valued at up to $325.0 million, consisting of $240.0 million in cash, $10.0 million in Oxford common stock and up to $75.0 million in contingent payments subject to achievement by Viewpoint of certain performance targets. The transaction was financed by a $200.0 million private placement of senior unsecured notes completed on May 16, 2003 and a $275.0 million senior secured revolving credit facility that closed on June 13, 2003. Viewpoint owns the Tommy Bahama lifestyle brand that is used to market a wide array of products and services including apparel, footwear, accessories, home furnishings and restaurants.

SUBSEQUENT EVENTS

On October 6, 2003, our Board of Directors declared a two-for-one common stock split in the form of a stock dividend payable on December 1, 2003 to shareholders of record on November 17, 2003. Shareholders will receive one additional share of the Company's common stock for every one share of the Company's common stock held on the record date. In addition, our shareholders also approved an increase in our authorized common shares from 30,000,000 to 60,000,000.

RESULTS OF OPERATIONS

The following discussion provides information and analysis of our results of operations for the fiscal quarters ended August 29, 2003 and August 30, 2002, respectively. The following table sets forth the line items in the Consolidated Statements of Earnings data both in dollars and as a percentage of net sales. The table also sets forth the percentage change of the data as compared to the prior year. We have calculated all percentages set forth below based on actual data, but percentage columns may not add due to rounding. Prior year results include Oxford Industries, Inc. without Viewpoint. Current year results include Viewpoint for 11 of 13 weeks of the quarter following the acquisition. Certain prior year information has been reclassified to be consistent with the current presentation.

	First Quarter		First Quarter
$ in thousands	FY 2004		FY 2003		Change
Net Sales	$ 242,105	100.0%	$ 172,139	100.0%	$ 69,966	40.6%
Cost of Goods Sold	171,214	70.7%	133,677	77.7%	37,537	28.1%
Gross Profit	70,891	29.3%	38,462	22.3%	32,429	84.3%
Selling, General & Administrative	53,612	22.1%	30,949	18.0%	22,663	73.2%
Amortization of Intangibles	1,678	0.7%	19	0.0%	1,659	NA
Royalties and other operating income	1,180	0.5%	0	0.0%	1,180	NA
Operating Income	16,781	6.9%	7,494	4.4%	9,287	123.9%
Interest Expense, Net	5,746	2.4%	41	0.0%	5,705	NA
Earnings Before Taxes	11,035	4.6%	7,453	4.3%	3,582	48.1%
Income Taxes	4,193	1.7%	2,943	1.7%	1,250	42.5%
Net Earnings	$ 6,842	2.8%	$ 4,510	2.6%	$ 2,332	51.7%

Acquisition

On May 16, 2003, we completed a $200.0 million private placement of senior unsecured notes to finance the acquisition of Viewpoint. The notes bear interest at 8.875%, have an 8-year life, and were sold at a discount of .713% ($1.4 million) to yield an effective interest rate of 9.0%. The terms of the new notes provide certain limitations on additional indebtedness, and certain other transactions. Additionally, we are subject to certain financial covenants. The net proceeds from the senior notes of $198.6 million were placed in escrow. There were $7.2 million in debt issuance costs incurred in issuing the senior notes.

On June 13, 2003, we acquired all of the outstanding capital stock of Viewpoint. The transaction is valued at up to $325.0 million consisting of $240.0 million in cash, $10.0 million in Oxford common stock (388,200 shares) and up to $75.0 million in contingent payments, subject to the achievement by Viewpoint of certain performance targets. Viewpoint is a leading wholesaler and retailer of premium men's and women's sportswear and related accessories and products primarily under the Tommy Bahama brand. Viewpoint began its operations in 1992 primarily focused on building its Tommy Bahama brand as a lifestyle men's brand distributed through leading department stores and upscale independent specialty retailers. Since that time, Viewpoint has experienced rapid growth as it has expanded the Tommy Bahama lifestyle brand to reach both men and women through approximately 1,450 customers and approximately 2,100 doors, added additional Tommy Bahama lifestyle accessories and other products through selective licensing relationships, and rolled out Tommy Bahama retail locations. After opening its first Tommy Bahama retail and restaurant compound in 1996 in Naples, Florida, Viewpoint's retail operations have grown to include 34 retail stores (including three outlets and six retail/restaurant compounds) across the country as of August 29, 2003.

On June 13, 2003, we also entered into a $275.0 million senior secured revolving credit facility (senior revolver), which has a five year term and bears interest, at our option, at rates determined from time to time based upon (1) the higher of the federal funds rate or the applicable prime rate plus a spread or (2) LIBOR plus a spread. Borrowings under the senior revolver are subject to a borrowing base calculation based on our accounts receivable, inventories and certain real property. There were $7.3 million in debt issuance costs incurred for the senior credit facility. Prior to June 13, 2003, our $65.0 million accounts receivable securitization program was terminated.

On June 13, 2003, in connection with the completion of the Viewpoint acquisition, the net proceeds from our $200.0 million senior notes offering were released from escrow. We used the net proceeds from our senior notes offering, together with limited borrowings under our senior revolver and cash on hand, to finance the cash portion of the purchase price for the Viewpoint acquisition.

The preliminary purchase price allocation was completed during the first quarter resulting in goodwill of $82.3 million and other intangible assets including trademarks, license agreements, customer relationships and covenants not to compete. Intangible assets other than goodwill with indefinite lives include trademarks valued at $127.8 million and will not be amortized. Intangible assets with finite lives include license agreements, customer relationships and covenants not to compete which are valued at $25.6 million and are being amortized using useful lives of 4 to 15 years. Based on the preliminary purchase price allocation, $1.7 million is expected to be amortized for each quarter of this fiscal year, or $6.6 million for all of fiscal year 2004. Amortization expense is projected to be $5.6 million for fiscal year 2005, $4.2 million for fiscal year 2006 and $3.0 million for fiscal year 2007.

Total Company

Net sales increased 40.6% from $172.1 million in the first quarter of the prior year to $242.1 million in the first quarter of the current year. We generated a 25.8% increase in unit sales and a 9.2% increase in the average selling price per unit. The sales increase was primarily driven by the acquisition of Viewpoint. Our pre-acquisition businesses generated a 3.9% sales increase.

Cost of goods sold for the first quarter of the current year was $171.2 million or 70.7% of net sales, compared to $133.7 million or 77.7% of net sales for the first quarter of the prior year. The relative decline in the cost of goods sold percentage was primarily due to the acquisition of Viewpoint with its higher margins and relatively lower cost of goods sold.

Selling, general and administrative expenses (S, G & A) increased from $30.9 million or 18.0% of net sales in the first quarter of the prior year to $53.6 million or 22.1% of net sales in the first quarter of the current year. The increase in S, G & A percentage was primarily due to the acquisition of Viewpoint with its relatively higher S, G &A structure.

Amortization of intangibles increased from $19 thousand in the first quarter of the prior year to $1.7 million in the first quarter of the current year. All of the increase in the amortization of intangibles was due to the acquisition of Viewpoint.

Royalties and other operating income is primarily licensing income for Viewpoint related to licensing the Tommy Bahama brand.

Interest expense increased from $41 thousand in the first quarter of the prior year to $5.7 million in the first quarter of the current year. The increase in interest is due to the interest on debt incurred to finance the Viewpoint acquisition and the amortization of deferred financing cost related to the acquisition.

The effective tax rate was approximately 39.5% in the first quarter of the prior year and 38.0% in the first quarter of the current year. Variations in the rate are primarily attributable to the relative distribution of pre-tax earnings among the various taxing jurisdictions in which we operate.

Segment Definition

We identify operating segments based on the way we organize the components of our business for purposes of allocating resources and assessing performance. Our business segments are the Oxford Shirt Group, Lanier Clothes, Oxford Slacks, Oxford Womenswear Group and the Tommy Bahama Group. The Oxford Shirt Group operations encompass branded and private label dress and sport shirts and branded golf apparel. Lanier Clothes produces branded and private label suits, sportscoats, suit separates and dress slacks. Oxford Slacks is a producer of private label dress slacks, casual slacks and walkshorts. The Oxford Womenswear Group is a producer of private label women's sportswear. The Tommy Bahama Group markets wholesale and retail apparel, accessories and related products and operates restaurants under the Tommy Bahama brand. Corporate and Other is a reconciling category for reporting purposes and includes our corporate offices, transportation and logistics, intercompany eliminations, LIFO inventory accounting adjustments and other costs that are not allocated to the operating groups. All data with respect to the specific segments is presented before applicable intercompany eliminations. (See Note 8 of Notes to Consolidated Financial Statements.)

$ in thousands	First Quarter		First Quarter
Net Sales	FY 2004		FY 2003		Change
Oxford Shirt Group	$ 41,483	17.1%	$ 47,173	27.4%	$ (5,690)	-12.1%
Lanier Clothes	41,946	17.3%	36,940	21.5%	5,006	13.6%
Oxford Slacks	32,325	13.4%	21,354	12.4%	10,971	51.4%
Womenswear Group	62,953	26.0%	66,599	38.7%	(3,646)	-5.5%
Tommy Bahama Group	63,278	26.1%	0	0.0%	63,278	NA
Corporate and Other	120	0.0%	73	0.0%	47	64.4%
Total Net Sales	$ 242,105	100.0%	$ 172,139	100.0%	$ 69,966	40.6%

	First Quarter		First Quarter
Operating Income	FY 2004		FY 2003		Change
Oxford Shirt Group	$ 326	0.8%	$ 1,254	2.7%	$ (928)	-74.0%
Lanier Clothes	5,008	11.9%	4,896	13.3%	112	2.3%
Oxford Slacks	4,141	12.8%	1,349	6.3%	2,792	207.0%
Womenswear Group	3,224	5.1%	3,541	5.3%	(317)	-9.0%
Tommy Bahama Group	6,959	11.0%	0	NA	6,959	NA
Corporate and Other	(2,877)	NA	(3,546)	NA	669	-18.9%
Total Operating Income	$ 16,781	6.9%	$ 7,494	4.4%	$ 9,287	123.9%

Segment Results

Oxford Shirt Group

The Oxford Shirt Group reported a sales decline of 12.1% from $47.2 million in the first quarter of the prior year to $41.5 million in the first quarter of the current year. The sales decline was due to a 1.2% decline in unit sales and to an 11.6% decline in the average selling price per unit. The decline in sales was primarily due to a shift in sales for Tommy Hilfiger Golf that occurred in the first quarter of the prior year but is expected to occur in the second quarter of the current year. Also contributing were declines in golf apparel shipments due to the closure of our Izod Club U.S. Golf operation. Operating income declined from $1.3 million in the first quarter of the prior year to $0.3 million in the first quarter of the current year. The decline in operating income was due to the decline in sales.

Lanier Clothes

Lanier Clothes reported a 13.6% increase in net sales from $36.9 million in the first quarter of the prior year to $41.9 million in the first quarter of the current year. The increase was primarily due to a 19.2% increase in unit sales partially offset by a 4.7% decline in the average selling price per unit. The increase in unit sales was primarily in the chain and department store distribution channels. The decline in the average selling price per unit was partially due to product mix and partially due to the year over year deflation in apparel prices. Operating income increased from $4.9 million in the first quarter of the prior year to $5.0 million in the first quarter of the current year. The increase in operating income was due to the increase in sales volume.

Oxford Slacks

Oxford Slacks reported a 51.4% increase in net sales from $21.4 million in the first quarter of the prior year to $32.3 million in the first quarter of the current year. The net sales increase was due to a 71.4% increase in unit sales partially offset by an 11.4% decline in the average selling price per unit. The unit sales increase was primarily due to the continuing rollout of Lands' End products to selected Sears stores and new programs with major customers in the department store, direct mail and discount distribution channels. The decline in the average selling price per unit is due to product mix as evidenced by the increase in sales to the discount distribution channel and continued year over year deflation in apparel prices. Operating income increased from $1.3 million in the first quarter of the prior year to $4.1 million in the first quarter of the current year. The increase in operating income was due to the increased sales volume, improved manufacturing efficiency and significant leveraging of operating expenses.

Oxford Womenswear Group

The Oxford Womenswear Group reported a net sales decline of 5.5% from $66.6 million in the first quarter of the prior year to $63.0 million in the first quarter of the current year. The decline in sales was due to a 17.0% decline in the average selling price per unit partially offset by a 13.0% increase in unit sales. The decline in sales was due to three factors. We exited our business with Kmart last year after the second quarter. Sales to Kmart in the first quarter of the prior year were $6.7 million. The decline in average selling price per unit was partially due to increased shipments to customers on FOB foreign port terms. Under FOB foreign port terms, title transfers to the customer at the foreign port and the customer is responsible for subsequent freight and duty. The decline in average selling price per unit was also partially due to continued year over year deflation in womenswear apparel. Operating income declined from $3.5 million in the first quarter of the prior year to $3.2 million in the first quarter of the current year. The decline in operating income was due to the sales decline.

Tommy Bahama Group

The Tommy Bahama Group reported net sales of $63.3 million in the first quarter of the current year. The first quarter for Tommy Bahama covered eleven of the thirteen weeks of the quarter as the acquisition was completed on June 13, 2003. Sales consisted of revenues from major department stores, upscale specialty stores, private label and its own retail stores and restaurants. Licensing income categories primarily included home furnishings, swimwear, shoes, neckwear, watches and handbags. During the quarter, Tommy Bahama opened three new retail stores. At August 29, 2003, Tommy Bahama retail operations have grown to include 34 retail stores (including three outlets and six retail/restaurant compounds) across the country. Tommy Bahama reported operating income of $7.0 million, which includes $1.7 million in amortization of intangible assets resulting from purchase accounting.

LIQUIDITY AND CAPITAL RESOURCES

On June 13, 2003, we entered into a $275.0 million senior secured revolving credit facility (senior revolver) with a syndicate of banks. The facility has a five year term and bears interest, at our option, at rates determined from time to time based upon (1) the higher of the federal funds rate or the applicable prime rate plus a spread or (2) LIBOR plus a spread. Borrowings under the senior revolver may be used for working capital, the issuance of letters of credit up to $175 million and other general corporate purposes and are subject to a borrowing base calculation based on defined percentages of eligible accounts receivable, inventories and certain real property. The senior revolver agreement contains customary covenants, including financial covenants requiring us to maintain specified debt and fixed charge coverage ratios and covenants restricting our ability to incur additional indebtedness, make investments and acquisitions and sell assets, among other restrictions.

At quarter-end, gross collateral availability under the senior revolver totaled $213.0 million. At quarter-end, we had 100.0 million in outstanding letters of credit, of which $8.5 million were issued prior to the establishment of the senior revolver and do not count against borrowing availability. We also had $10 million in direct borrowings outstanding under the senior revolver. Total outstanding under the senior revolver including letters of credit and direct borrowings reached a high of approximately $106 million and a low of approximately $90 during the quarter.

Operating Activities

Changes in cash flows from operating activities are primarily due to changes in net earnings and working capital. Changes in working capital are primarily monitored by analysis of the Company's investment in accounts receivable and inventories and by the amount of accounts payable. During the first quarter, we generated cash from operating activities of $4.3 million primarily from increased earnings and changes in working capital after giving effect to the acquisition of Viewpoint International, Inc. on June 13, 2003. Working capital changes included decreased receivables and decreased inventories, partially offset by decreased trade payables and decreased accrued expenses. The decrease in receivables is primarily due to the monthly sales pattern within the quarter and slightly reduced days sales outstanding (DSO's). The reduction in inventories is in line with prior levels. The decrease in trade payables is primarily due to the reduction in inventories. The reduction in accrued expenses is primarily due to the payment of prior year incentive compensation costs.

During the first quarter of the prior year, we used cash from operating activities of $12.0 million. The usage was primarily due to increased receivables and inventories partially offset by net earnings and increases in trade accounts payables and income taxes payables. The increase in receivables was due to the monthly pattern of sales within the quarter and slightly increased DSO's. The increase in inventories was due to the planned increase in sales. The increase in trade payables was primarily due to increased inventories. The increase in income tax payable was due to the timing of income tax payments.

Investing Activities

During the first quarter of fiscal year 2004, investing activities used $40.2 million and represented the acquisition of Tommy Bahama net of the reduction in restricted proceeds from the sale of the senior secured notes. Capital expenditures of $3.2 million were primarily related to new Tommy Bahama retail stores and computer equipment and software. In fiscal year 2003 investing activities used $290 thousand.

Financing Activities

During the first quarter if fiscal year 2004, financing activities generated $6.9 million. This amount is primarily from the net proceeds from short-term debt and the issuance of common stock upon exercise of employee stock options, partially offset by the payment of debt issuance costs. In fiscal year 2003, financing activities generated $923 thousand, consisting of the net proceeds from short-term debt, partially offset by cash dividends.

On October 6, 2003, our Board of Directors declared a cash dividend of $0.21 per share payable on December 1, 2003, to share holders of record on November 17, 2003.

On October 6, 2003, our Board of Directors declared a two-for-one stock split in the form of a 100% stock dividend, payable on December 1, 2003 to shareholders of record on November 17, 2003. Shareholders will receive one additional share of the Company's common stock for every one share of the Company's common stock held on the record date. In addition, our shareholders also approved an increase in our authorized common shares from 30,000,000 to 60,000,000.

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgements that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to bad debts, inventories, intangible assets, income taxes, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Financial Reporting Release No. 60, which was released by the Securities and Exchange Commission, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. The detailed Summary of Significant Accounting Policies is included in the Fiscal 2003 Annual Report on Form 10-K. The following is a brief discussion of the more significant accounting policies and methods we use.

Revenue Recognition and Accounts Receivable

We consider revenue realized or realizable and earned when the following criteria are met: persuasive evidence of an agreement exists, delivery has occurred, our price to the buyer is fixed and determinable, and collectibility is reasonably assured. For accounts receivable, we estimate the net collectibility, considering both historical and anticipated trends of trade discounts and co-op advertising deductions taken by our customers, allowances we provide to our retail customers for a variety of reasons, and the possibility of non-collection due to the financial condition of our customers.

Inventory

For segment reporting, inventory is carried at the lower of FIFO cost or market. We estimate the amount of goods that we will not be able to sell in the normal course of business and write down the value of these goods to the recovery value expected to be realized through off-price channels yielding a normal gross margin when shipped. If we incorrectly anticipate these trends or unexpected events occur, our results of operations could be materially affected. For consolidated financial reporting, inventory is valued at the lower of LIFO cost or market. As part of our LIFO accounting, markdowns are deferred until the period in which the goods are shipped, except for markdowns below the allocated LIFO reserve. The markdown deferral is reflected in Corporate and Other.

Goodwill

The evaluation of goodwill under SFAS 142 requires valuations of each applicable underlying business. These valuations can be significantly affected by estimates of future performance and discount rates over a relatively long period of time, market price valuation multiples and transactions in related markets. These estimates will likely change over time. Goodwill is required to be evaluated annually, or more frequently if events or changes in circumstances indicate that the carrying amount may exceed fair value. If this review indicates an impairment of goodwill balances, the amount of impairment will be recorded immediately and reported as a component of current operations. The business valuation reviews required by SFAS 142 indicated that no reduction of the carrying value of goodwill for our business units has been required.

Intangible Assets Other than Goodwill

Intangible assets with finite lives are amortized, while intangible assets with indefinite useful lives are not amortized, but tested at least annually for impairment. Intangible assets whose useful lives are finite are amortized over their useful lives using a method of amortization that reflects the pattern in which the economic benefits of the intangible assets are consumed.

Seasonality

Although our business is impacted by the general seasonal trends characteristic of the apparel and retail industries, we do not consider our revenue to be highly seasonal. Current year projections indicate that sales will be somewhat higher and earnings will be significantly higher in the second half of our fiscal year due to the heavier spring shipments of Tommy Bahama product, which generate higher profit margins than our other businesses. As the timing of product shipments and other events affecting the retail business may vary, results for any particular quarter may not be indicative of results for the full year.

New Accounting Statements

Variable Interest Entities: In December 2002, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 requires that a variable interest entity be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements apply to the first fiscal year or interim period ending after December 15, 2003. We believe the adoption of FIN 46 will not have a material impact on our financial position, results of operations or liquidity.

FUTURE LIQUIDITY AND CAPITAL RESOURCES

Cash flow from operations is our primary source of liquidity. Cash flow from operations will be supplemented with our senior revolver. On August 29, 2003, collateral availability under the senior revolver totaled $213 million, against which approximately $91.5 million in letters of credit and $10 million in direct borrowings were outstanding.

FUTURE OPERATING RESULTS

Our previously issued guidance excluded intangible asset amortization expenses because the purchase price allocation analysis would not be conducted until the first quarter. The preliminary purchase price allocation was completed during the first quarter and intangible asset amortization expenses will be included in both reported earnings and guidance for each quarter going forward. Intangible asset amortization, on an after-tax basis, is projected to total approximately $0.50 per diluted share for fiscal year 2004 or approximately $0.125 per diluted share for each quarter.

We believe the current economic and retail environment remains quite challenging. Comparable store sales performance for many of our major retail customers has improved over the past two months, but continues to be inconsistent. We are encouraged by some of the positive chatter in the industry, but remain conservative with respect to our forward planning.

For the fiscal year ending May 28, 2004, we continue to anticipate sales in the range of $1.05 billion to $1.1 billion and diluted earnings per share in the range of $4.17 to $4.39 including intangible amortization expense. For the second quarter, we continue to anticipate sales in the range of $245 to $255 million and earnings per share in the range of $0.75 to $0.80. For the third quarter, we continue to believe appropriate targets for sales are in the range of $280 to $295 million and for diluted earnings per share between $1.08 and $1.15. For the fourth quarter, we continue to believe appropriate targets for sales are in the range of $295 to $310 million and for diluted earnings per share of between $1.50 and $1.60.

Market Risk Sensitivity

Trade Policy Risk

Substantially all of our products are manufactured outside the United States. Most apparel imported into the United States is subject to duty and restrictive quotas on the number of garments that can be imported from certain countries into the United States each year. Because of the duty rates and quotas, changes in U.S. trade policy as reflected in various legislation, trade preference programs and trade agreements have the potential to materially impact our sourcing strategy and the competitiveness of our owned manufacturing facilities and existing contract manufacturing facilities. We manage this risk by continually monitoring U.S. trade policy, analyzing the impact of changes in such policy and adjusting our manufacturing and sourcing strategy accordingly.

Foreign Currency Risk

We receive United States dollars for substantially all of our product sales. Substantially all inventory purchases from contract manufacturers throughout the world are also denominated in United States dollars; however, purchase prices for our products may be impacted by fluctuations in the exchange rate between the United States dollar and the local currencies of the contract manufacturers, which may have the effect of increasing our cost of goods sold in the future. During the last three fiscal years, exchange rate fluctuations have not had a material impact on our inventory costs; however, due to the number of currencies involved and the fact that not all foreign currencies react in the same manner against the United States dollar, we cannot quantify in any meaningful way the potential effect of such fluctuations on future income. We do not engage in hedging activities with respect to such exchange rate risk.

Commodity Price Risk

We are subject to commodity price risk arising from price fluctuations in the market prices of sourced garments or the various raw materials components of our manufactured products. We are subject to commodity price risk to the extent that any fluctuations in the market prices of our purchased garments and raw materials are not reflected by adjustments in selling prices of our products or if such adjustments significantly trail changes in these costs. We neither enter into significant long-term sales contracts nor significant long-term purchase contracts. We do not engage in hedging activities with respect to such risk.

Inflation Risk

The consumer price index indicates deflation in apparel prices for at least the last five years. This deflation has resulted in the decline in the average selling price per unit for most of our segments. In order to maintain gross margins and operating profit, we constantly seek more cost effective product sourcing, productivity improvements and cost containment initiatives, in addition to efforts to increase unit sales.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The matters in this quarterly report that are forward-looking statements, including but not limited to statements about our expected business outlook, anticipated financial and operating results, the anticipated benefits of the Viewpoint acquisition, growth of particular product lines, strategies, contingencies, financing plans, working capital needs, sources of liquidity, estimated amounts and timing of capital expenditures and other expenditures, are based on current management expectations that involve certain risks which if realized, in whole or in part, could have a material adverse effect on Oxford's business, financial condition and results of operations, including, without limitation: (1) general economic cycles; (2) competitive conditions in our industry; (3) price deflation in the worldwide apparel industry; (4) our ability to identify and respond to rapidly changing fashion trends and to offer innovative and upgraded products; (5) the price and availability of raw materials; (6) our dependence on and relationships with key customers; (7) the ability of our third party producers to deliver quality products in a timely manner; (8) potential disruptions in the operation of our distribution facilities; (9) economic and political conditions in the foreign countries in which we operate or source our products; (10) regulatory risks associated with importing products; (11) the impact of labor disputes and wars or acts of terrorism on our business; (12) increased competition from direct sourcing; (13) our ability to maintain our licenses; (14) our ability to protect our intellectual property and prevent our trademarks and service marks and goodwill from being harmed by competitors' products; (15) our reliance on key management; (16) our inability to retain premium pricing on Tommy Bahama products due to competitive or other factors; (17) the impact of reduced travel to resort locations on our sales; (18) risks related to our operation of restaurants under the Tommy Bahama name; (19) the integration of Viewpoint into our company; (20) the expansion of our business through the Viewpoint acquisition into new businesses; (21) our ability to successfully implement our growth plans for Tommy Bahama; (22) our ability to open new Tommy Bahama stores; and (23) unforeseen liabilities associated with the acquisition of Viewpoint and other businesses.

For a further discussion of significant factors to consider in connection with forward-looking statements concerning Oxford, reference is made to Exhibit 99.1 to Oxford's Current Report on Form 8-K dated July 16, 2003; other risks or uncertainties may be detailed from time to time in Oxford's future SEC filings. Oxford disclaims any duty to update any forward-looking statements.

ADDITIONAL INFORMATION

For additional information concerning our operations, cash flows, liquidity and capital resources, this analysis should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements contained in our Annual Report on Form 10-K for the fiscal year ended May 30, 2003.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See the section entitled "Liquidity and Capital Resources" in Item 2 above, which sections are incorporated herein by reference.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) including those disclosure controls and procedures applicable to the newly-acquired Tommy Bahama Group). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Internal controls that existed at the Tommy Bahama Group at the time of the acquisition were incorporated into our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

3.1 Articles of Incorporation of the Company as amended

3.2 ByLaws as amended and restated

10.1 Executive Performance Plan

10.2 1997 Stock Plan as amended

10.3 1997 Restricted Stock Plan as amended

31 Section 302 Certifications by Chief Executive Officer and Chief Financial Officer

32 Section 906 Certification by Chief Executive Officer and Chief Financial Officer.

(b) Reports on Form 8-K.

We filed a Form 8-K on October 2, 2003 furnishing our 1st quarter earnings release.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OXFORD INDUSTRIES, INC.
(Registrant)

/s/J. Hicks Lanier
Dated October 13, 2003	J. Hicks Lanier
Chief Executive Officer

/s/Ben B. Blount, Jr.
Date: October 13, 2003	Ben B. Blount, Jr
Chief Financial Officer

Date: October 13, 2003
/s/K. Scott Grassmyer
K. Scott Grassmyer
Controller and
Chief Accounting Officer