Form 10-Q
period 2003-11-28
OXFORD INDUSTRIES INC
filed 2004-01-09
CIK 75288

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[ X ] Quarterly Report Pursuant To Section 13 or 15(d) of
The Securities Exchange Act of 1934

For the quarterly period ended NOVEMBER 28, 2003

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
Yes X No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Number of shares outstanding
Title of each class	as of January 5, 2004
Common Stock, $1 par value	16,191,228

Table of contents

OXFORD INDUSTRIES, INC.
INDEX TO FORM 10-Q
November 28, 2003

PART I. FINANCIAL INFORMATION	Page

Item 1. Financial Statements
Unaudited Consolidated Statements Of Earnings	3
Unaudited Consolidated Balance Sheets	4
Unaudited Consolidated Statements of Cash Flows	5
Unaudited Notes to Consolidated Financial Statements	6
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3. Quantitative and Qualitative Disclosures About Market Risk	25
Item 4. Controls and Procedures	25

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders	26
Item 6. Exhibits and Reports on Form 8-K	27
Signatures	28

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

OXFORD INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)

$ in thousands except per share amounts	Quarters Ended		Six Months Ended
	November 28, 2003	November 29, 2002	November 28, 2003	November 29, 2002
Net Sales	$253,883	$185,421	$495,988	$357,560
Cost of goods sold	177,051	148,235	348,265	281,912
Gross Profit	76,832	37,186	147,723	75,648
Selling, general and administrative	59,249	30,056	112,861	61,005
Amortization of intangibles	1,677	20	3,355	39
	60,926	30,076	116,216	61,044
Royalties and other operating income	1,140	-	2,320	-
Operating Income	17,046	7,110	33,827	14,604
Interest expense, net	6,098	61	11,844	102
Earnings Before Income Taxes	10,948	7,049	21,983	14,502
Income Taxes	4,108	2,786	8,301	5,729
Net Earnings	$6,840	$4,263	$13,682	$8,773
Basic Earnings Per Common Share	$0.43	$0.28	$0.86	$0.58
Diluted Earnings Per Common Share	$0.41	$0.28	$0.83	$0.58
Basic Shares Outstanding	16,170,814	15,031,858	15,994,443	15,031,504
Diluted Shares Outstanding	16,605,400	15,087,312	16,452,738	15,102,624
Dividends Per Share	$0.105	$0.105	$0.21	$0.21

See notes to consolidated financial statements.

OXFORD INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED EXCEPT FOR MAY 30, 2003)

$ in thousands	November 28, 2003	May 30, 2003	November 29, 2002
Assets
Current Assets:
Cash and cash equivalents	$ 5,499	$ 24,091	$ 28,971
Receivables	135,794	110,304	105,493
Inventories	127,437	104,334	92,220
Prepaid expenses	19,978	12,631	10,345
Total Current Assets	288,708	251,360	237,029
Property, plant and equipment, net	51,421	21,971	24,746
Restricted cash in escrow	-	204,986	-
Goodwill	92,761	5,839	5,839
Intangibles, net	150,687	682	721
Deferred income taxes	-	119	-
Other assets, net	22,025	9,408	1,737
Total Assets	$605,602	$494,365	$270,072

Liabilities and Stockholders' Equity
Current Liabilities:
Trade accounts payable	$72,184	$59,031	$53,169
Accrued compensation	19,648	23,556	16,003
Other accrued expenses	34,007	15,063	13,494
Dividends payable	1,700	1,579	1,578
Income taxes payable	99	2,551	-
Current maturities of long-term debt	97	134	145
Total Current Liabilities	127,735	101,914	84,389
Notes payable	198,671	198,581	-
Other long-term debt, less current maturities	93	5	29
Noncurrent liabilities	10,177	4,500	4,500
Deferred income taxes	52,676	-	316
Stockholders' Equity:
Common stock	16,190	15,044	15,032
Additional paid-in capital	23,115	7,237	7,118
Retained earnings	176,945	167,084	158,688
Total Stockholders' Equity	216,250	189,365	180,838
Total Liabilities and Stockholders' Equity	$605,602	$494,365	$270,072

See notes to consolidated financial statements.

OXFORD INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	Six Months Ended
$ in thousands	November 28, 2003	November 29, 2002
Cash Flows From Operating Activities
Net earnings	$13,682	$8,773
Adjustments to reconcile net earnings to
net cash provided by (used in) operating activities:
Depreciation	5,183	2,979
Amortization of intangible assets	3,355	39
Amortization of deferred financing costs	1,199	-
Amortization of bond discount	90	-
Gain on sale of assets	(207)	(16)
Equity income	(105)	-
Deferred income taxes	(964)	(143)
Changes in working capital:
Receivables	4,105	(2,295)
Inventories	5,266	(7,679)
Prepaid expenses	(2,091)	(650)
Trade accounts payable	(10,401)	9,849
Accrued expenses and other current liabilities	(5,487)	4,495
Income taxes payable	(3,316)	-
Other noncurrent assets	(3,215)	(95)
Other noncurrent liabilities	4,553	-
Net cash provided by operating activities	11,647	15,257

Cash Flows from Investing Activities
Acquisition net of cash acquired	(222,370)	-
Decrease in restricted cash	204,986	-
Investment in deferred compensation plan	(1,439)	-
Purchases of property, plant and equipment	(7,266)	(775)
Proceeds from sale of property, plant and equipment	72	254
Net cash used in investing activities	(26,017)	(521)

Cash Flows from Financing Activities
Payments of long-term debt	(172)	(220)
Payments of debt issuance costs	(7,374)	-
Proceeds from issuance of common stock	6,597	20
Dividends on common stock	(3,273)	(3,156)
Net cash used in financing activities	(4,222)	(3,356)

Net change in Cash and Cash Equivalents	(18,592)	11,380
Cash and Cash Equivalents at the Beginning of Period	24,091	17,591
Cash and Cash Equivalents at the End of Period	$5,499	$28,971

See notes to consolidated financial statements.

OXFORD INDUSTRIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 28, 2003

  Introduction: We prepared the accompanying unaudited, consolidated financial statements in accordance with the rules and regulations of the Securities and Exchange Commission. Such rules and regulations allow us to condense and omit certain information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles in the United States. However, we believe these consolidated financial statements reflect all normal, recurring adjustments that are necessary for a fair presentation of our financial position and results of operations for the periods presented. Results of operations for the six months ended November 28, 2003 are not necessarily indicative of results to be expected for the year. All dollars are expressed in thousands except per share amounts. For more information regarding our results of operations and financial position refer to the footnotes accompanying our Fiscal 2003 audited financial statements. Any material facts that have changed from those footnotes are discussed herein, or are a normal result of transactions during the interim period. As used in this report, "our," "us" and "we" and similar phrases refer to Oxford Industries, Inc. and its consolidated subsidiaries.
  Accounting Policies: The summary of our significant accounting policies in our Fiscal 2003 Annual Report on Form 10-K describes our accounting policies. Our accounting policies are consistent with those of our Fiscal 2003 policies.
  Contingencies: We are involved in certain legal proceedings and claims primarily arising in the normal course of business. In our opinion, the liability under any of these matters would not materially affect our financial condition or results of operations.
  Inventories: The components of inventories are summarized as follows:

	November 28, 2003	November 29, 2002
Finished goods	$91,979	$50,817
Work in process	11,645	17,606
Fabric, trim and supplies	23,813	23,797
	$127,437	$92,220

  Goodwill and Intangible Assets: Intangible assets primarily represent costs capitalized in connection with acquisitions. We account for goodwill and other intangible assets under SFAS 142, "Goodwill and Other Intangible Assets." Goodwill and identifiable intangible assets with an indefinite useful life are not amortized but are tested for impairment annually. We tested our goodwill as of the end of our first fiscal quarter and determined that no impairment was indicated. Intangible assets include items such as trademarks, license agreements, customer relationships and non-compete agreements. Intangible assets that do not have indefinite useful lives are amortized over periods ranging from 4 to 15 years using a method of amortization that reflects the pattern in which the economic benefits of the assets are consumed. For the six months ended November 28, 2003 and November 29, 2002, respectively, amortization expense was $3,355 and $39.

OXFORD INDUSTRIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
NOVEMBER 28, 2003

  Long Lived Assets: We review long lived assets for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable. If there is an indication of impairment, we prepare an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to reduce the asset to its estimated fair value. Preparation of estimated expected future cash flows is inherently subjective and is based on our best estimate of assumptions concerning future conditions. We have not recorded any impairment charges during the first six months of fiscal 2004.
  Stock Based Compensation: We have chosen to account for stock-based compensation to employees using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock-Based Compensation." Certain pro forma and other disclosures related to stock-based compensation plans are presented below as if compensation cost of options granted had been determined in accordance with the fair value provisions of SFAS No. 123.

	Quarters Ended		Six Months Ended
	Nov. 28, 2003	Nov. 29, 2002	Nov. 28, 2003	Nov 29, 2002
Net earnings as reported	$6,840	$4,263	$13,682	$8,773
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(137)	(99)	(228)	(186)
Pro forma net earnings	$6,703	$4,164	$13,454	$8,587
Basic earnings per common share as reported	$0.43	$0.28	$0.86	$0.58
Pro forma basic earnings per common share	$0.41	$0.28	$0.84	$0.57
Diluted earnings per common share as reported	$0.41	$0.28	$0.83	$0.58
Pro forma diluted earnings per common share	$0.40	$0.28	$0.82	$0.57

OXFORD INDUSTRIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
NOVEMBER 28, 2003

8. Segment Information: During the second quarter of fiscal year 2004, we reorganized the components of our business for purposes of allocating resources and assessing performance. As a result of this reorganization, the Oxford Shirt Group, Lanier Clothes and Oxford Slacks, which were previously reportable segments, were combined to become the Menswear Group. Prior year amounts were restated to conform to the current segment presentation. The Womenswear Group and the Tommy Bahama Group remain unchanged. The Menswear Group operations encompass branded and private label dress and sport shirts, branded and private label golf apparel, branded and private label suits, sportcoats, suit separates, dress and casual slacks and walk shorts. The Womenswear Group is a producer of private label women's sportswear. The Tommy Bahama Group markets a wide array of products and services including apparel, footwear, accessories, home furnishings and restaurants. Corporate and Other is a reconciling category for reporting purposes and includes our corporate offices, transportation and logistics, intercompany eliminations, LIFO inventory accounting adjustments and other costs that are not allocated to the operating groups.

$ in thousands
	Quarters Ended		Six Months Ended
	November 28, 2003	November 29, 2002	November 28, 2003	November 29, 2002
Net Sales
Menswear Group	$ 115,353	$ 120,772	$231,107	$ 226,239
Womenswear Group	61,841	64,565	124,794	131,164
Tommy Bahama Group	76,389	-	139,667	-
Corporate and other	300	84	420	157
Total	$253,883	$185,421	$495,988	$357,560

OXFORD INDUSTRIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
NOVEMBER 28, 2003

8. Segment Information continued:

$ in thousand	Quarters Ended		Six Months Ended
	November 28, 2003	November 29, 2002	November 28, 2003	November 29, 2002
Depreciation and amortization
Menswear Group	$ 899	$ 1,143	$ 1,811	$ 2,204
Womenswear Group	83	245	282	491
Tommy Bahama Group	3,402	-	6,180	-
Corporate and Other	789	167	1,554	323
Total	$5,173	$ 1,555	$ 9,827	$ 3,018
Operating Income
Menswear Group	$ 10,221	$5,743	$ 19,696	$13,242
Womenswear Group	1,893	1,766	5,117	5,307
Tommy Bahama Group	7,550	-	14,509	-
Corporate and Other	(2,618)	(399)	(5,495)	(3,945)
Total	$17,046	$ 7,110	$33,827	$ 14,604
Interest expense, net	6,098	61	11,844	102
Earnings before taxes	$10,948	$ 7,049	$21,983	$ 14,502

			November 28, 2003	November 29, 2002
ASSETS
Menswear Group			$ 177,109	$ 186,967
Womenswear Group			73,072	74,583
Tommy Bahama Group			349,293	-
Corporate and Other			6,128	8,522
Total			$605,602	$270,072

Purchase of property, plant and equipment
Menswear Group			$ 1,253	$ 709
Womenswear Group			49	9
Tommy Bahama Group			5,938	-
Corporate and Other			26	57
Total			$ 7,266	$ 775

OXFORD INDUSTRIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
NOVEMBER 28, 2003

9. New Accounting Standards:

Variable Interest Entities: In December 2002, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 requires that a variable interest entity be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements apply to the first fiscal year or interim period ending after May 15, 2004. We believe the adoption of FIN 46 will not have a material impact on our financial position, results of operations or liquidity.

10. Earnings Per Share:

	Quarter Ended		Six Months Ended
	Nov. 28, 2003	Nov. 29, 2002	Nov. 28, 2003	Nov. 29, 2002

Basic and diluted earnings available to stockholders (numerator):	$6,840	$4,263	$13,682	$8,773
Shares (denominator):
Weighted average shares outstanding	16,170,814	15,031,858	15,994,443	15,031,504
Dilutive securities:
Options	434,586	55,454	458,295	71,120
Total assuming conversion	16,605,400	15,087,312	16,452,738	15,102,624
Per share amounts:
Basic earnings per common share	$0.43	$0.28	$0.86	$0.58
Diluted earnings per common share	$0.41	$0.28	$0.83	$0.58

During the second quarter of fiscal 2004, all options to purchase shares of our common stock were included in the computation of diluted earnings per share. During the second quarter of fiscal 2003, options to purchase 608,400 shares of our common stock at prices ranging from $11.73 to 17.83 per share were outstanding but were not included in the computation of diluted earnings per share because the inclusion of such shares would have had an antidilutive effect.

During the first six months of fiscal 2004, all options to purchase shares of our common stock were included in the computation of diluted earnings per share. During the first six months of fiscal 2003, options to purchase 374,400 of our common stock at prices ranging from $13.94 to 17.83 per share were outstanding but were not included in the computation of diluted earnings per share because the inclusion of such shares would have had an antidilutive effect.

OXFORD INDUSTRIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
NOVEMBER 28, 2003

11. Viewpoint Acquisition

On June 13, 2003, we acquired all of the common stock of Viewpoint International, Inc. ("Viewpoint") The transaction was valued at up to $325 million consisting of $240 million in cash, $10 million in Oxford common stock (776,400 shares), and up to $75 million in contingent payments, subject to the achievement by Viewpoint of certain performance targets. Such performance targets are based on earnings before interest and taxes after deduction of a capital charge based on net tangible assets employed as follows: Year 1-$42.3 million (which will be prorated to $40.8 million based on the closing of the acquisition 13 days into the year). Year 2-$50.0 million, Year 3-$58.1 million and Year 4-$69.7 million.

For each of the four years following the acquisition, the selling stockholders of Viewpoint will receive an annual basic contingent payment if Viewpoint's earnings are greater than 90% of the applicable target described above and will receive the maximum annual basic contingent payment of $12.5 million if Viewpoint's earnings are 100% or greater than the applicable target described above. If Viewpoint's earnings are between 90% and 100% of the applicable target described above, the annual basic contingent payment will be calculated on a straight line basis from $0 to $12.5 million. Up to 50% of any annual basic contingent payment may be paid in shares of our common stock at our option, and in the case of payments in the first two years, at the option of the selling stockholders of Viewpoint. Shares of our common stock issued at our option will be valued at the average price on the New York Stock Exchange (or other applicable exchange) for the ten full trading days prior to the applicable payment date. Shares of our common stock issued at the option of the selling stockholders will be valued at $12.88 per share. Based on our current projections, we anticipate that the year 1 contingent payment will be earned in full.

Additionally, if, at the end of the four year period, cumulative earnings exceed the cumulative targets, the selling stockholders will receive 33.33% of the cumulative excess up to a maximum cumulative additional contingent payment of $25.0 million. Any cumulative additional contingent payment will be paid in cash.

Viewpoint owns the Tommy Bahama lifestyle brand that is used to market a wide array of products and services including apparel, footwear, accessories, home furnishings and restaurants. Viewpoint also produces two additional collections under the Tommy Bahama label, Indigo Palms and Island Soft. At November 28, 2003, it also operated 39 company owned retail locations across the country, six of which are retail/restaurant compounds. This acquisition helped us achieve one of our key strategic objectives of owning a major lifestyle brand. The acquisition of Viewpoint provides for strategic benefits through growth opportunities and further diversification of our business over distribution channels, price points, product categories and target customers. Viewpoint's results of operations from June 14, 2003 through November 28, 2003 are included in our consolidated statement of earnings.

In connection with the Viewpoint acquisition, we entered into a $275 million senior secured revolving credit facility, which has a five year term and bears interest, at our option, at rates determined from time to time based upon (1) the higher of the federal funds rate or the

OXFORD INDUSTRIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
NOVEMBER 28, 2003

  Viewpoint Acquisition Continued:

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

The purchase price, exclusive of contingent consideration, was allocated to the net assets of Viewpoint based on their estimated fair values. Any contingent consideration will be recorded and allocated to goodwill when earned by the sellers. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. We have not yet finalized the purchase price allocation. The purchase price allocation will be finalized upon refinement of certain preliminary estimates.

Market value of stock issued	$ 10,000
Cash consideration paid	241,332
Direct merger costs	3,363
Total purchase price	$ 254,695

Cash	$ 22,325
Accounts receivable	29,595
Inventories	27,998
Other current assets	6,005
Goodwill	86,923
Intangibles	153,360
Property, plant and equipment	27,381
Other assets	2,470
Current liabilities	(45,035)
Noncurrent liabilities	(1,253)
Deferred taxes	(55,074)

Fair value of net assets acquired	$ 254,695

OXFORD INDUSTRIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS CONTINUED
NOVMEBER 28, 2003

11. Viewpoint Acquisition Continued:

The components of the Intangibles listed in the above table are as follows:

	Amount	Life

Trademarks	$127,800	Indefinite
License agreements	8,400	5 years
Customer relationships	16,700	15 years
Covenant not to compete	460	4 years
Total	$153,360

12. Pro Forma Financial Information:

The pro forma financial information presented below gives effect to the Viewpoint acquisition as if it had occurred as of the beginning of our fiscal year 2004 and fiscal year 2003. The information presented below is for illustrative purposes only and is not indicative of results that would have been achieved if the acquisition had occurred as of the beginning of our fiscal years 2003 and 2002 or results which may be achieved in the future.

	Quarters Ended		Six Months Ended
	Nov. 28, 2003	Nov 29, 2002	Nov. 28, 2003	Nov 29, 2002
Net Sales	$253,883	$260,330	$507,720	$502,364
Net earnings	$6,840	$5,682	$14,265	$10,481
Net earnings per share
Basic	$0.43	$0.37	$0.90	$0.67
Diluted	$0.41	$0.37	$0.87	$0.67

13. Subsequent Event:

On December 1, 2003, we effected a 2-for-1 common stock split in the form of a stock dividend. We have retroactively adjusted the financial statements and related notes for this stock split for all periods presented.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with our Unaudited Consolidated Financial Statements and the Unaudited Notes to Consolidated Financial Statements contained in this Quarterly Report.

OVERVIEW

Oxford Industries, Inc. is a leading producer and marketer of branded and private label apparel for men, women and children. Oxford provides retailers and consumers with a wide variety of apparel products and services to suit their individual needs. Oxford's brands include Tommy Bahama, Indigo Palms, Island Soft, Ely and Walker and Oxford Golf. The Company also holds exclusive licenses to produce and sell certain product categories under the Tommy Hilfiger, Nautica, Geoffrey Beene, Slates, Dockers and Oscar de la Renta labels. Oxford's customers are found in every major channel of distribution including national chains, specialty catalogs, mass merchants, department stores, specialty stores and internet retailers. Our business is operated through the following groups: the Menswear Group, the Womenswear Group and the Tommy Bahama Group.

The most significant factor impacting our results of operations was the completion of the acquisition of Viewpoint International, Inc. On June 13, 2003, we acquired all of the outstanding capital stock of Viewpoint International, Inc., which we operate as the Tommy Bahama Group. The transaction is valued at up to $325.0 million, consisting of $240.0 million in cash, $10.0 million in Oxford common stock and up to $75.0 million in contingent payments subject to achievement by Viewpoint of certain performance targets. The transaction was financed by a $200.0 million private placement of senior unsecured notes completed on May 16, 2003 and a $275.0 million senior secured revolving credit facility closed on June 13, 2003. Viewpoint owns the Tommy Bahama lifestyle brand that is used to market a wide array of products and services including apparel, footwear, accessories, home furnishings and restaurants.

SUBSEQUENT EVENTS

We effected a two-for-one stock split in the form of a 100% stock dividend, payable December 1, 2003, to shareholders of record on November 17, 2003. Shareholders received one additional share of the Company's common stock for each share of the Company's common stock held on the record date.

On January 5, 2004, our Board of Directors declared a 14% increase in the quarterly cash dividend on our common stock from $0.105 per share to $0.12 per share, payable February 28, 2004 to stockholders of record on February 17, 2004.

RESULTS OF OPERATIONS

The following discussion provides information and analysis of our results of operations for the fiscal quarters and six months ended November 28, 2003 and November 29, 2002, respectively. The following table sets forth the line items in the Unaudited Consolidated Statements of Earnings data both in dollars and as a percentage of net sales. The table also sets forth the percentage change of the data as compared to the prior year. We have calculated all percentages set forth below based on actual data, but percentage columns may not add due to rounding. Prior year results include Oxford Industries, Inc. without the Tommy Bahama Group. Current year results include the Tommy Bahama Group from June 13, 2003 through November 28, 2003 or 24 of 26 weeks of this half. Certain prior year information has been restated to be consistent with the current year presentation.

	Second Quarter			Six Months
$ in thousands	FY 2004	FY 2003	% Change	FY 2004	FY 2003	% Change
Net Sales	$ 253,883	$ 185,421	36.9%	$ 495,988	$ 357,560	38.7%
Cost of Goods Sold	177,051	148,235	19.4%	348,265	281,912	23.5%
Gross Profit	76,832	37,186	106.6%	147,723	75,648	95.3%
Selling, General & Administrative	59,249	30,056	97.1%	112,861	61,005	85.0%
Amortization of Intangibles	1,677	20	N/A	3,355	39	N/A
Royalties & other operating income	1,140	0	N/A	2,320	0	N/A
Operating Income	17,046	7,110	139.7%	33,827	14,604	131.6%
Earnings Before Taxes	10,948	7,049	55.3%	21,983	14,502	51.6%
Income Taxes	4,108	2,786	47.5%	8,301	5,729	44.9%
Net Earnings	$ 6,840	$ 4,263	60.5%	$ 13,682	$ 8,773	56.0%

As a Percentage of Net Sales

Net Sales	100.0%	100.0%		100.0%	100.0%
Cost of Goods Sold	69.7%	79.9%	(10.2%)	70.2%	78.8%	(8.6%)
Gross Profit	30.3%	20.1%	10.2%	29.8%	21.2%	8.6%
Selling, General & Administrative	23.3%	16.2%	7.1%	22.8%	17.1%	5.7%
Amortization of Intangibles	0.7%	0.0%	0.7%	0.7%	0.0%	0.7%
Operating Income	6.7%	3.8%	2.9%	6.8%	4.1%	2.7%
Earnings Before Taxes	4.3%	3.8%	0.5%	4.4%	4.1%	0.3%
Income Taxes	1.6%	1.5%	0.1%	1.7%	1.6%	0.1%
Net Earnings	2.7%	2.3%	0.4%	2.8%	2.5%	0.3%

ACQUISITION

On May 16, 2003 we completed a $200.0 million private placement of senior unsecured notes to finance the acquisition of Viewpoint. The notes bear interest at 8.875%, have an 8-year life, and were sold at a discount of .713% ($1.4 million) to par to yield an effective interest rate of 9.0%. The terms of the new notes provide certain limitations on additional indebtedness and certain other transactions. Additionally, we are subject to certain financial covenants. The net proceeds from the senior notes of $198.6 million were placed in escrow. There was $7.2 million in debt issuance cost incurred in issuing the senior notes.

On June 13, 2003, we acquired all of the outstanding capital stock of Viewpoint. The transaction is valued at up to $325.0 million consisting of $240.0 million in cash, $10.0 million in Oxford common stock and up to $75.0 million in contingent payments, subject to the achievement by Viewpoint of certain performance targets (see Part I, Item 1, Note 11). Viewpoint is a leading wholesaler and retailer of premium men's and women's sportswear and related accessories and products primarily under the Tommy Bahama brand. Viewpoint began its operations in 1992 primarily focused on building its Tommy Bahama brand as a lifestyle men's brand distributed through leading department stores and upscale independent specialty retailers. Since that time, Viewpoint has experienced rapid growth as it has expanded the Tommy Bahama lifestyle brand to reach both men and women through approximately 1,450 customers through approximately 2,100 doors, added additional Tommy Bahama lifestyle accessories and other products through selective licensing relationships, and rolled out Tommy Bahama retail locations. After opening its first Tommy Bahama retail and restaurant compound in 1996 in Naples, Florida, Viewpoint's retail operations have grown to include 39 retail stores (including three outlets and six retail/restaurant compounds) across the country as of November 28, 2003.

On June 13, 2003, we also entered into a $275.0 million senior secured revolving credit facility (senior revolver), which has a five year term and bears interest, at our option, at rates determined from time to time based upon (1) the higher of the federal funds rate or the applicable prime rate plus a spread or (2) LIBOR plus a spread. Borrowings under the senior revolver are subject to a borrowing base calculation based on our accounts receivable, inventory and real property. There were $7.3 million in debt issuance costs incurred for the senior credit facility. Prior to June 13, 2003, our $65.0 million accounts receivable securitization program was terminated.

For more information regarding the senior unsecured notes or senior revolver, please refer to the discussion regarding "Liquidity and Capital Resources."

On June 13, 2003, in connection with the completion of the Viewpoint acquisition, the net proceeds from our $200.0 million senior notes offering were released from escrow. We used the net proceeds from our senior notes offering, together with limited borrowings under our senior revolver and cash on hand, to finance the cash portion of the purchase price for the Viewpoint acquisition.

The preliminary purchase price allocation has resulted in goodwill of $86.9 million and other intangible assets including trade names, license agreements, customer relationships and covenants not to compete. Intangible assets with indefinite lives includes trade marks valued at $127.8 million and will not be amortized. Intangible assets with finite lives includes license agreements, customer relationships and covenants not to compete. The license agreements, customer relationships and covenants not to compete are valued at $25.6 million and are being amortized using useful lives of 4 to 15 years. Based on the preliminary purchase price allocation, $1.7 million will be amortized for each quarter of this fiscal year, or $6.6 million for all of fiscal year 2004. Amortization expense is projected to be $5.6 million for fiscal year 2005, $4.2 million for fiscal year 2006 and $3.0 million for fiscal year 2007.

TOTAL COMPANY

Second Quarter Net sales increased 36.9% from $185.4 million in the second quarter of the prior year to $253.9 million in the second quarter of the current year. We generated a 7.7% increase in unit sales and a 27.1% increase in the average selling price per unit. The sales increase was driven by the acquisition of Viewpoint. Our pre-acquisition business experienced a 4.3% sales decline, primarily driven by an expected decline in shipments to Sears, Roebuck and K-Mart and the wind-down of Izod Club golf.

Cost of goods sold for the second quarter of the current year was $177.1 million or 69.7% of net sales, compared to $148.2 million or 79.9% of net sales for the second quarter of the prior year. The relative decline in the cost of goods sold was primarily due to the acquisition of Viewpoint with its higher margins and relatively lower cost of goods sold. We anticipate that the acquisition of Viewpoint will continue to have a favorable impact on future cost of goods sold when compared to pre-acquisition periods.

Selling, general and administrative expenses (S, G & A) increased from $30.1 million or 16.2% of net sales in the second quarter of the prior year to $59.2 million or 23.3% of net sales in the second quarter of the current year. The increase in S, G & A was primarily due to the acquisition of Viewpoint with its relatively higher S, G &A structure. We anticipate that the acquisition of Viewpoint will continue to have an unfavorable impact on future S, G & A when compared to pre-acquisition periods.

Amortization of intangible assets increased from $20 thousand in the second quarter of the prior year to $1.7 million in the second quarter of the current year. All of the increase in the amortization of intangible assets was due to the acquisition of Viewpoint.

Royalties and other operating income is primarily licensing income for Viewpoint related to licensing the Tommy Bahama brand.

Interest expense increased from $61 thousand in the second quarter of the prior year to $6.1 million in the second quarter of the current year. The increase in interest is due to the interest on debt incurred to finance the Viewpoint acquisition and the amortization of deferred financing cost related to the acquisition.

The effective tax rate was approximately 39.5% in the second quarter of the prior year and 37.5% in the second quarter of the current year. Variations in the effective tax rate are primarily attributable to the relative distribution of pre-tax earnings among the various taxing jurisdictions in which we operate.

Six Months Net sales increased 38.7% from $357.6 million in the first six months of the prior year to $496.0 million in the first six months of the current year. We generated a 16.5% unit sales increase and a 19.0% increase in the average selling price per unit. As in the quarter described above, the sales increase was due to the acquisition of Viewpoint. Our pre-acquisition businesses experienced a 0.3% net sales decline due to the same factors described for the second quarter above.

Cost of goods sold for the first six months of the current year was $348.3 million or 70.2% of sales, compared to $281.9 million or 78.8% of sales for the first six months of the prior year. The relative decline in cost of goods sold was due to the same factors described for the second quarter above.

S, G & A increased from $61.0 million in the first six months of the prior year to $112.9 million in the first six months of the current year. The increase in S, G & A was due to the same factors described for the second quarter above.

Amortization of intangible assets increased from $39 thousand in the first six months of the prior year to $3.4 million in the first six months of the current year. The increase in amortization of intangible assets was due to the acquisition of Viewpoint.

Royalties and other operating income is primarily licensing income for Viewpoint related to licensing the Tommy Bahama brand.

Interest expense increased from $102 thousand in the first six months on the prior year to $11.8 million in the first six months of the current year. The increase in interest expense was due to the same factors as described above for the second quarter.

The effective tax rate was approximately 39.5% for the first six months of the prior year and 37.8% for the first six months of the current year. Variations in the effective tax rate are primarily attributable to the relative distribution of pre-tax earnings among the various taxing jurisdictions in which we operate.

SEGMENT DEFINITION

During the second quarter, we reorganized the components of our business for purposes of allocating resources and assessing performance. As a result of this reorganization, the Oxford Shirt Group, Lanier Clothes and Oxford Slacks, which were previously reportable segments, were combined to become the Menswear Group. The Womenswear Group and the Tommy Bahama Group remain unchanged. The Menswear Group operations encompass branded and private label dress and sport shirts, branded and private label golf apparel, branded and private label suits, sportcoats, suit separates, dress and casual slacks and walk shorts. The Womenswear Group is a producer of private label women's sportswear. The Tommy Bahama Group markets a wide array of products and services including apparel, footwear, accessories, home furnishings and restaurants. Corporate and Other is a reconciling category for reporting purposes and includes our corporate offices, transportation and logistics, intercompany eliminations, LIFO inventory accounting adjustments and other costs that are not allocated to the operating groups. All data with respect to the specific segments is presented before applicable intercompany eliminations.

SEGMENT RESULTS

	Second Quarter			Six Months
	FY 2004	FY 2003	% Change	FY 2004	FY 2003	% Change
Net Sales
Menswear Group	$ 115,353	$ 120,772	(4.5%)	$ 231,107	$ 226,239	2.2%
Womenswear Group	61,841	64,565	(4.2%)	124,794	131,164	(4.9%)
Tommy Bahama Group	76,389	-	N/A	139,667	-	N/A
Corporate and Other	300	84	N/A	420	157	N/A
Total	$ 253,883	$ 185,421	36.9%	$ 495,988	$ 357,560	38.7%

As a Percentage of Total Net Sales
Menswear Group	45.4%	65.1%		46.6%	63.3%
Womenswear Group	24.4%	34.8%		25.2%	36.7%
Tommy Bahama Group	30.1%	0.0%		28.2%	0.0%
Corporate and Other	0.1%	0.0%		0.1%	0.0%
Total	100.0%	100.0%		100.0%	100.0%

	Second Quarter			Operating Income Margin
	FY 2004	FY 2003	% Change	FY 2004	FY 2003
Operating Income
Menswear Group	$ 10,221	$ 5,743	78.0%	8.9%	4.8%
Womenswear Group	1,893	1,766	7.2%	3.1%	2.7%
Tommy Bahama Group	7,550	-	N/A	9.9%	N/A
Corporate and Other	(2,618)	(399)	N/A	N/A	N/A
Total	$ 17,046	$ 7,110	139.7%	6.7%	3.8%

	Six Months			Operating Income Margin
	FY 2004	FY 2003	% Change	FY 2004	FY 2003
Operating Income
Menswear Group	$ 19,696	$ 13,242	48.7%	8.5%	5.9%
Womenswear Group	5,117	5,307	(3.6%)	4.1%	4.0%
Tommy Bahama Group	14,509	-	N/A	10.4%	N/A
Corporate and Other	(5,495)	(3,945)	39.3%	N/A	N/A
Total	$ 33,827	$ 14,604	131.6%	6.8%	4.1%

MENSWEAR GROUP

Second Quarter The Menswear Group reported a 4.5% decline in net sales from $120.8 million in the second quarter of the prior year to $115.4 million in the second quarter of the current year. The sales decline was due to a 2.9% decline in unit sales and a 1.4% decline in the average selling price per unit. The sales decline was driven by an expected decline in shipments to Sears, Roebuck and the wind-down of Izod Club golf. The decline in shipments to Sears, Roebuck was due to pipeline filling in the prior year. This decline will continue through the balance of the year, predominantly in the third quarter. Operating income increased from $5.7 million in the second quarter of the prior year to $10.2 million in the second quarter of the current year. The improvement in operating income was due to reduced markdowns in the current year, improved manufacturing capacity utilization and reduced S,G & A. Also contributing to the favorable operating income comparison was our election to close our European golf operation in the second quarter of the prior year which resulted in a pretax charge of $1.3 million.

Six Months The Menswear Group reported a 2.2% increase in net sales from $226.2 million in the first six months of the prior year to $231.1 million in the first six months of the current year. The increase was due to a 7.5% increase in unit sales partially offset by a 5.0% decline in the average selling price per unit. The decline in average selling price was due to both product mix and the continued decline in consumer apparel prices. Sales growth in other distribution channels more than offset the decline in shipments to Sears, Roebuck and the wind-down of Izod Club golf discussed above. Operating income increased from $13.2 million in the six months of the prior year to $19.7 million in the six months of the current year. The improvement in operating income was due to the same reasons as for the second quarter above.

WOMENSWEAR GROUP

Second Quarter The Womenswear Group reported a net sales decline of 4.2% from $64.6 million in the second quarter of the prior year to $61.8 million in the second quarter of the current year. The decline in sales was due to a 4.5% decline in unit sales slightly offset by a 0.7% increase in the average selling price per unit. We exited our business with Kmart last year after second quarter. Sales to Kmart in the second quarter of the prior year were $1.9 million. Operating income increased from $1.8 million in the second quarter of the prior year to $1.9 million in the second quarter of the current year. The increase in operating income was primarily due to improved manufacturing capacity utilization and a decline in S,G & A.

Six Months The Womenswear Group reported a net sales decline of 4.9% from $131.2 million in the first six months of the prior year to $124.8 million for the first six months of the current year. The decline in sales was due to a 9.1% decline in the average selling price per unit partially offset by a 4.4% increase in unit sales. Sales to Kmart in the first six months of the prior year were approximately $8.6 million as compared to $0.0 this year. The decline in the average selling price per unit was partially due to increased shipments to customers on FOB foreign port terms in the first quarter of the current year. Under FOB foreign port terms, title transfers to the customer at the foreign port and the customer is responsible for subsequent freight and duty. The decline in average selling price per unit was also due to continued year over year deflation in womenswear apparel. Operating income declined from $5.3 million in the first six months of the prior year to $5.1 million in the first six months of the current year. The impact of the decline in sales on operating income was significantly offset by improved manufacturing capacity utilization and a decline in S,G & A.

TOMMY BAHAMA GROUP

Second Quarter The Tommy Bahama Group reported net sales of $76.4 million in the second quarter of the current year. Sales were comprised of wholesale shipments to upscale department stores and specialty stores and retail sales through company-owned retail stores. Licensing income categories primarily included home furnishings, swimwear, shoes, neckwear, watches and handbags. During the quarter Tommy Bahama opened five new retail stores. At November 28, 2003, Tommy Bahama retail operations have grown to include 39 retail stores (including three outlets and six retail/restaurant compounds). Tommy Bahama reported operating income of $7.6 million which includes $1.7 million in amortization of intangible assets due to acquisition accounting rules.

Six Months The Tommy Bahama Group reported net sales of $139.7 million in the first six months of the current year. The operating results of Tommy Bahama have been included since the date of acquisition and consist of 24 of the 26 weeks in the first six months. The group reported operating income of $14.5 million which includes $3.3 million in amortization of intangible assets.

CORPORATE AND OTHER

Second Quarter The Corporate and Other decline in operating income was primarily attributable to the effect of LIFO inventory accounting offset in part by $1.1 million of acquisition due diligence costs incurred in the prior year.

Six Months The Corporate and Other decline in operating income for the first six months was also attributable to the net effect of LIFO inventory accounting offset in part by $1.1 million of acquisition due diligence costs incurred in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

On May 16, 2003, we completed a $200.0 million private placement of senior unsecured notes to finance the acquisition of Viewpoint. The notes bear interest at 8.875%, have an 8-year life and were sold at a discount of 0.713% ($1.4 million) to yield an effective interest rate of 9.0%. Interest is payable semi-annually with the principal amount due at maturity on June 1, 2011. The notes are guaranteed by all existing and future direct and indirect domestic wholly-owned restricted subsidiaries of Oxford Industries. The senior notes indenture restricts our ability to incur additional indebtedness or liens, to enter into lease or hedging arrangements, to make investments and acquisitions, to sell assets, to pay dividends and to pay amounts due under the earnout agreement with the selling shareholders of Viewpoint International, Inc.. The indenture also requires us to maintain a minimum consolidated fixed charge coverage ratio which is defined as the sum of consolidated net income, consolidated interest expense and non-cash charges to consolidated interest expense, calculated as applicable on a pro forma basis. We are in compliance with these covenants as of the end of the second quarter.

On June 13, 2003 we entered into a $275.0 million senior secured revolving credit facility (senior revolver) with a syndicate of twelve financial institutions. All substantial domestic subsidiaries of the company are a party to the credit agreement. The facility has a five year term and bears interest, at our option, at rates determined from time to time based upon (1) the higher of the federal funds rate or the applicable prime rate plus a spread or (2) LIBOR plus a spread. Borrowing spreads and letter of credit fees are based upon a pricing grid which is tied to a fixed charge coverage ratio, defined as the ratio of earnings before interest, taxes, amortization and depreciation minus cash taxes and capital expenditures to the sum of scheduled principal payments, interest expense, cash earnout payments and cash dividends, calculated as applicable on a pro forma basis. Borrowings under the senior revolver are secured by substantially all of the assets of the company and its domestic subsidiaries and may be used for working capital, the issuance of letters of credit up to $175 million and general corporate purposes. Borrowings and the issuance of letters of credit are subject to a borrowing base calculation based on defined percentages of eligible accounts receivable, eligible inventory and certain real property. The credit agreement restricts our ability to incur additional indebtedness or liens, to enter into lease or hedging arrangements, to make investments and acquisitions, to sell assets, to pay dividends and to pay amounts due under the earnout agreement with the selling shareholders of Viewpoint International, Inc. The credit agreement also requires us to maintain a minimum ratio of earnings before interest, taxes, depreciation and amortization to total indebtedness, as well as a minimum fixed charge coverage ratio as described above. Failure to comply with the provisions of our credit agreement and indenture could result in an acceleration of the indebtedness and a demand for immediate repayment by our lenders. We are in compliance with these covenants as of the end of the second quarter.

At November 28, 2003, gross collateral availability under the senior revolver totaled $230.4 million, against which approximately $129.0 million in letters of credit and no direct borrowings were outstanding.

OPERATING ACTIVITIES

Change in cash flows from operating activities is primarily due to changes in net earnings and working capital. Changes in working capital are primarily monitored by analysis of the Company's investment in accounts receivable and inventory and by the amount of accounts payable. During the first six months of the current year, we generated cash from operating activities of $11.6 million primarily from increased net earnings partially offset by changes in working capital after giving effect to the acquisition of Viewpoint. Working capital changes included decreased accounts payables and decreased accrued expenses partially offset by decreased receivables and decreased inventories. The decrease in receivables is due to reduced days sales outstanding (DSO's). The reduction in inventories is in line with prior year levels. The decrease in accounts payables is primarily due to the reduction in inventories. The reduction in accrued expenses is primarily due to the payment of prior year incentive compensation costs.

During the first six months of the prior year, we generated $15.3 million primarily from net earnings and changes in working capital. Working capital changes included increases in accounts payable and accrued expenses offset by increases in receivables and inventories. The increase in receivables was primarily due to the increase in sales volume. The increase in inventories was to support planned increased sales. The increase in trade payables was primarily due to the increase in inventories. The increase in accrued expenses was primarily due to increased accruals for incentive compensation costs.

INVESTING ACTIVITIES

During the first six months of the current year investing activities used $26.0 million and represented the acquisition of Tommy Bahama net of the reduction in restricted proceeds from the sales of the senior secured notes. Capital expenditures of $7.3 million were primarily related to new Tommy Bahama retail stores, computer equipment and software.

During the first six months of the prior year, investing activities used $521 thousand primarily related to capital expenditures.

FINANCING ACTIVITIES

During the first six months of the current year, financing activities used $4.2 million. This is the amount of dividends paid on common stock and payments for debt issuance cost, offset by the proceeds from the issuance of common stock upon the exercise of employee stock options.

During the first six months of the prior year, financing activities used $3.4 million primarily for the payment of dividends.

On January 5, 2004, our Board of Directors declared a 14% increase in the quarterly cash dividend on our common stock from $0.105 per share to $0.12 per share, payable February 28, 2004 to stockholders of record on February 17, 2004.

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

Revenue Recognition and Accounts Receivable

We consider revenue realized or realizable and earned when the following criteria are met: persuasive evidence of an agreement exists, delivery has occurred, our price to the buyer is fixed and determinable, and collectibility is reasonably assured. For accounts receivable, we estimate the net collectibility, considering both historical and anticipated trends of trade discounts and co-op advertising deductions taken by our customers, allowances we provide to our retail customers for a variety of reasons, and the possibility of non-collection due to the financial position of our customers.

Inventory

For segment reporting, inventory is carried at the lower of FIFO cost or market. We estimate the amount of goods that we will not be able to sell in the normal course of business and write down the value of these goods to the recovery value expected to be realized through off-price channels yielding a normal gross margin when shipped. If we incorrectly anticipate these trends or unexpected events occur, our results of operations could be materially affected. For consolidated financial reporting significant portions of our inventory are valued at the lower of LIFO cost or market. As part of our LIFO accounting, markdowns for inventory valued at LIFO cost are deferred until the period in which the goods are shipped, except for markdowns below the allocated LIFO reserve. The markdown deferral is reflected in Corporate and Other.

Goodwill

The evaluation of goodwill under SFAS 142 requires valuations of each applicable underlying business. These valuations can be significantly affected by estimates of future performance and discount rates over a relatively long period of time, market price valuation multiples and transactions in related markets. These estimates will likely change over time. Goodwill is required to be evaluated annually, or more frequently if events or changes in circumstances indicate that the carrying amount may exceed fair value. If this review indicates an impairment of goodwill balances, the amount of impairment will be recorded immediately and reported as a component of current operations. The business valuation reviews required by SFAS 142 were performed as of the end of the first quarter and indicated that no reduction of the carrying value of goodwill for our business units was required.

Intangible Assets Other than Goodwill

Intangible assets with finite lives are amortized while intangible assets with indefinite useful lives are not amortized, but tested at least annually for impairment. Intangible assets whose useful lives are finite, are amortized over their useful lives using a method of amortization that reflects the pattern in which the economic benefits of the intangible assets are consumed or otherwise realized.

Seasonality

Although our business is impacted by the general seasonal trends characteristic of the apparel and retail industries, we do not consider our revenue to be highly seasonal. Due to the Tommy Bahama acquisition, current year projections indicate a significant portion of earnings will occur in the third and fourth quarters corresponding to a strong Spring selling season of Tommy Bahama products. As the timing of product shipments and other events affecting the retail business may vary, results for any particular quarter may not be indicative of results for the full year.

New Accounting Statements

Variable Interest Entities: In December 2002, the FASB issued FASB Interpretation No. 46,Consolidation of Variable Interest Entities ("FIN 46"). FIN 46 requires that a variable interest entity be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements apply to the first fiscal year or interim period beginning after May 15, 2004. We believe the adoption of FIN 46 will not have a material impact on our financial position, results of operations or liquidity.

FUTURE LIQUIDITY AND CAPITAL RESOURCES

Cash flow from operations is our primary source of liquidity. Cash flow from operations will be supplemented with our senior revolver. On November 28, 2003, collateral availability under the senior revolver totaled $230.4 million, against which approximately $129.0 million in letters of credit and no direct borrowings were outstanding.

FUTURE OPERATING RESULTS

We have revised our guidance for the balance of this fiscal year to reflect an expectation of continued strong financial results for the remainder of the year and the two-for-one stock split that became effective on December 1, 2003. For the fiscal year ending May 31, 2004, we now anticipate sales in the range of $1.065 to $1.090 billion and diluted earnings per share in the range of $2.18 to $2.26. This compares to previous earnings guidance, adjusted for the two-for-one stock split, of $2.09 to $2.20. For the third quarter, we now anticipate sales in the range of $275 to $285 million and diluted earnings per share in a range of $0.51 to $0.55. This moderation is due primarily to lower than anticipated shipments of Lands End merchandise to Sears. For the fourth quarter, we now anticipate sales in the range of $295 to $310 million and diluted earnings per share in the range of $0.84 to $0.88. This increase stems from greater visibility on sales trends in a number of the company's businesses.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The matters in this quarterly report that are forward-looking statements, including but not limited to statements about our expected business outlook, anticipated financial and operating results, the anticipated benefits of the Viewpoint acquisition, growth of particular product lines, strategies, contingencies, financing plans, working capital needs, sources of liquidity, estimated amounts and timing of capital expenditures and other expenditures, are based on current management expectations that involve certain risks which if realized, in whole or in part, could have a material adverse effect on Oxford's business, financial condition and results of operations, including, without limitation: (1) general economic cycles; (2) competitive conditions in our industry; (3) price deflation in the worldwide apparel industry; (4) our ability to identify and respond to rapidly changing fashion trends and to offer innovative and upgraded products; (5) the price and availability of raw materials; (6) our dependence on and relationships with key customers; (7) the ability of our third party producers to deliver quality products in a timely manner; (8) potential disruptions in the operation of our distribution facilities; (9) economic and political conditions in the foreign countries in which we operate or source our products; (10) regulatory risks associated with importing products; (11) the impact of labor disputes and wars or acts of terrorism on our business; (12) increased competition from direct sourcing; (13) our ability to maintain our licenses; (14) our ability to protect our intellectual property and prevent our trademarks, service marks and goodwill from being harmed by competitors' products; (15) our reliance on key management; (16) our inability to retain premium pricing on Tommy Bahama products due to competitive or other factors; (17) the impact of reduced travel to resort locations on our sales; (18) risks related to our operation of restaurants under the Tommy Bahama name; (19) the integration of Viewpoint into our company; (20) the expansion of our business through the Viewpoint acquisition into new businesses; (21) our ability to successfully implement our growth plans for Tommy Bahama; (22) our ability to open new Tommy Bahama stores; and (23) unforeseen liabilities associated with the acquisition of Viewpoint and other businesses.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates, which may adversely affect our financial position, results of operations and cash flows. In seeking to minimize the risks from interest rate fluctuations, we manage exposure through the use of both fixed rate and variable rate financial instruments. We do not engage in hedging activities with respect to such risk.

We finance our capital needs through available cash, operating cash flow, letters of credit, and bank revolving credit facilities.

At November 28, 2003, we had no floating rate debt. Our average variable rate borrowings for the six months ended November 28, 2003 were $13.3 million, with an average interest rate of 3.83%. If the six month's average interest rate increased or decreased by 10%, our interest expense would have changed by $51 thousand; accordingly, we do not believe that our exposure to interest rate changes is material.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act") including those disclosure controls and procedures applicable to the newly-acquired Tommy Bahama Group). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Internal controls that existed at the Tommy Bahama Group at the time of the acquisition were incorporated into our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of stockholders was held on October 6, 2003 for the following purposes:

  To elect four Class II directors with terms ending in 2006. The resolution was adopted as follows.

	Votes For	Votes withheld
Tom Gallagher	5,624,875	1,338,988
J. Hicks Lanier	6,474,811	489,052
Robert Shaw	6,324,523	639,340
Clarence H. Smith	6,493,637	470,226

  To adopt the Oxford Industries, Inc. Executive Performance Incentive Plan. The resolution was adopted by a vote of 4,815,811 shares for the resolution, 404,502 against, 17,999 abstaining and 1,725,551 broker non-votes.
  To approve the First Amendment to the 1997 Stock Option Plan to increase the number of shares available for issuance from 500,000 to 1,250,000. The resolution was adopted by a vote of 4,406,846 shares for the resolution, 818,287 against, 13,179 abstaining and 1,725,551 broker non-votes.
  To approve the First Amendment to the 1997 Restricted Stock Plan to include non-employee directors as eligible participants. The resolution was adopted by a vote of 4,994,832 shares for the resolution, 224,028 against, 19,452 abstaining and 1,725,551 broker non-votes.
  To increase the number of authorized shares of the Company's common stock from 30,000,000 to 60,000,000. The resolution was adopted by a vote of 6,254,396 shares for the resolution, 697,966 against and 11,501 abstaining.
  To ratify the appointment of Ernst & Young LLP, independent auditors, as the Company's independent auditors for the fiscal year ending May 28, 2004. The resolution was adopted by a vote of 6,922,725 shares for the resolution, 35,856 against and 5,282 abstaining.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

10.4. Employment offer letter to Michael J. Setola.

31. Section 302 Certifications by Chief Executive Officer and Chief Financial Officer.

32. Section 906 Certification by Chief Executive Officer and Chief Financial Officer.

(b) Reports on Form 8-K.

We filed a current report on form 8-K on October 2, 2003 furnishing our 1st quarter earnings release.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OXFORD INDUSTRIES, INC.
(Registrant)

/s/J. Hicks Lanier
Dated January 9, 2004	J. Hicks Lanier
Chief Executive Officer

/s/Ben B. Blount, Jr.
Date: January 9, 2004	Ben B. Blount, Jr
Chief Financial Officer

Date: January 9, 2004
/s/K. Scott Grassmyer
K. Scott Grassmyer
Controller and
Chief Accounting Officer