Form 10-Q
period 2004-02-27
OXFORD INDUSTRIES INC
filed 2004-04-06
CIK 75288

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[ X ] Quarterly Report Pursuant To Section 13 or 15(d) of
The Securities Exchange Act of 1934

For the quarterly period ended FEBRUARY 27, 2004

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
Yes X No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Number of shares outstanding
Title of each class	as of March 22, 2004
Common Stock, $1 par value	16,213,408

OXFORD INDUSTRIES, INC.
INDEX TO FORM 10-Q
February 27, 2004

PART I. FINANCIAL INFORMATION	Page

Item 1. Financial Statements
Unaudited Consolidated Statements Of Earnings	3
Unaudited Consolidated Balance Sheets	4
Unaudited Consolidated Statements of Cash Flows	5
Notes to Unaudited Consolidated Financial Statements	6
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3. Quantitative and Qualitative Disclosures About Market Risk	27
Item 4. Controls and Procedures	28

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K	28
Signatures	29

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

OXFORD INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)

$ in thousands except per share amounts	Quarter Ended		Nine Months Ended
	February 27, 2004	February 28, 2003	February 27, 2004	February 28, 2003
Net Sales	$281,418	$208,969	$777,406	$566,529
Cost of goods sold	194,350	166,056	542,615	447,968
Gross Profit	87,068	42,913	234,791	118,561
Selling, general and administrative	64,802	31,399	177,663	92,404
Amortization of intangibles	1,678	19	5,033	58
	66,480	31,418	182,696	92,462
Royalties and other operating income	931	-	3,251	-
Operating Income	21,519	11,495	55,346	26,099
Interest expense, net	6,255	47	18,099	149
Earnings Before Income Taxes	15,264	11,448	37,247	25,950
Income Taxes	5,724	4,521	14,025	10,250
Net Earnings	$9,540	$6,927	$23,222	$15,700
Basic Earnings Per Common Share	$0.59	$0.46	$1.45	$1.04
Diluted Earnings Per Common Share	$0.58	$0.46	$1.41	$1.04
Basic Shares Outstanding	16,197,415	15,036,118	16,061,879	15,033,052
Diluted Shares Outstanding	16,670,010	15,133,584	16,516,781	15,115,266
Dividends Per Share	$0.12	$0.105	$0.33	$0.315

See notes to consolidated financial statements.

OXFORD INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS

$ in thousands	February 27, 2004	May 30, 2003	February 28, 2003
	(Unaudited)	(Note 1)	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$ 6,416	$ 24,091	$ 6,526
Receivables	167,172	110,304	149,880
Inventories	133,693	104,334	98,885
Prepaid expenses	19,325	12,631	9,515
Total Current Assets	326,606	251,360	264,806
Property, plant and equipment, net	51,624	21,971	23,573
Restricted cash in escrow	-	204,986	-
Goodwill	93,642	5,839	5,839
Intangibles, net	149,011	682	702
Other assets, net	22,034	9,408	2,476
Deferred income taxes	-	119	719
Total Assets	$642,917	$494,365	$298,115

Liabilities and Stockholders' Equity
Current Liabilities:
Notes payable	$ 13,600	$ -	$ 10,000
Trade accounts payable	85,670	59,031	58,758
Accrued compensation	23,489	23,556	19,208
Other accrued expenses	28,891	15,063	15,269
Dividends payable	1,945	1,579	1,579
Income taxes payable	2,646	2,551	2,383
Current maturities of long-term debt	98	134	128
Total Current Liabilities	156,339	101,914	107,325
Notes payable	198,715	198,581	-
Other long-term debt, less current maturities	68	5	29
Noncurrent liabilities	10,765	4,500	4,500
Deferred income taxes	52,650	-	-
Stockholders' Equity:
Common stock	16,213	15,044	15,040
Additional paid-in capital	23,627	7,237	7,185
Retained earnings	184,540	167,084	164,036
Total Stockholders' Equity	224,380	189,365	186,261
Total Liabilities and Stockholders' Equity	$642,917	$494,365	$298,115

See notes to consolidated financial statements.

OXFORD INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	Nine Months Ended
$ in thousands	February 27, 2004	February 28, 2003
Cash Flows from Operating Activities
Net earnings	$23,222	$15,700
Adjustments to reconcile net earnings to
net cash provided by (used in) operating activities:
Depreciation	8,088	4,426
Amortization of intangible assets	5,033	58
Amortization of deferred financing costs	1,840	-
Amortization of bond discount	134	-
Gain on sale of assets	(749)	-
Equity income	(105)	-
Deferred income taxes	(1,652)	(580)
Changes in working capital:
Receivables	(27,273)	(46,682)
Inventories	(990)	(14,344)
Prepaid expenses	(776)	(418)
Trade accounts payable	3,085	15,438
Accrued expenses and other current liabilities	(6,762)	9,475
Income taxes payable	(769)	2,383
Other noncurrent assets	(4,171)	(833)
Other noncurrent liabilities	5,141	-
Net cash provided by (used in) operating activities	3,296	(15,377)

Cash Flows from Investing Activities
Acquisition, net of cash acquired	(222,737)	-
Decrease in restricted cash	204,986	-
Investment in deferred compensation plan	(1,656)	-
Purchases of property, plant and equipment	(10,823)	(1,410)
Proceeds from sale of property, plant and equipment	1,111	598
Net cash used in investing activities	(29,119)	(812)

Cash Flows from Financing Activities
Proceeds from short-term debt, net	13,600	10,000
Payments of long-term debt	(196)	(237)
Payments of debt issuance costs	(7,415)	-
Proceeds from issuance of common stock	7,132	95
Dividends on common stock	(4,973)	(4,734)
Net cash provided by financing activities	8,148	5,124

Net decrease in Cash and Cash Equivalents	(17,675)	(11,065)
Cash and Cash Equivalents at the Beginning of Period	24,091	17,591
Cash and Cash Equivalents at the End of Period	$6,416	$6,526

See notes to consolidated financial statements.

OXFORD INDUSTRIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 27, 2004

  Introduction: We prepared the accompanying unaudited, consolidated financial statements in accordance with the rules and regulations of the Securities and Exchange Commission. Such rules and regulations allow us to condense and omit certain information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles in the United States. We believe these consolidated financial statements reflect all normal, recurring adjustments that are necessary for a fair presentation of our financial position and results of operations for the periods presented. Results of operations for the nine months ended February 27, 2004 are not necessarily indicative of results to be expected for the year. All dollars are expressed in thousands except per share amounts. The balance sheet at May 30, 2003 has been derived from the audited financial statements at that date. For more information regarding our results of operations and financial position refer to the footnotes accompanying our Fiscal 2003 audited financial statements. Any material facts that have changed from those footnotes are discussed herein, or are a normal result of transactions during the interim period. As used in this report, "our," "us" and "we" and similar phrases refer to Oxford Industries, Inc. and its consolidated subsidiaries.
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
  Inventories: The components of inventories are summarized as follows:

	February 27, 2004	February 28, 2003
Finished goods	$105,660	$66,281
Work in process	10,697	13,628
Fabric, trim and supplies	17,336	18,976
	$133,693	$98,885

  Goodwill and Intangible Assets: Intangible assets primarily represent costs capitalized in connection with acquisitions. We account for goodwill and other intangible assets under SFAS 142, "Goodwill and Other Intangible Assets." Goodwill and identifiable intangible assets with an indefinite useful life are not amortized but are tested for impairment annually. We tested our goodwill as of the end of our first fiscal quarter and determined that no impairment was indicated. Intangible assets include items such as trademarks, license agreements, customer relationships and non-compete agreements. Intangible assets that do not have indefinite useful lives are amortized over periods ranging from 4 to 15 years using a method of amortization that reflects the pattern in which the economic benefits of the assets are consumed. For the nine months ended February 27, 2004 and February 28, 2003, amortization expense was $5,033 and $58, respectively.

OXFORD INDUSTRIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FEBRUARY 27, 2004

  Long Lived Assets: We review long lived assets for possible impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If there is an indication of impairment, we prepare an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to reduce the asset to its estimated fair value. Preparation of estimated expected future cash flows is inherently subjective and is based on our best estimate of assumptions concerning future conditions. We have not recorded any impairment charges during the first nine months of fiscal 2004.
  Stock-Based Compensation: We have chosen to account for stock-based compensation to employees using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock-Based Compensation." Certain pro forma and other disclosures related to stock-based compensation plans are presented below as if compensation cost of options granted had been determined in accordance with the fair value provisions of SFAS No. 123.

	Quarters Ended		Nine Months Ended
	Feb. 27, 2004	Feb. 28, 2003	Feb. 27, 2004	Feb 28, 2003
Net earnings as reported	$9,540	$6,927	$23,222	$15,700
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(193)	(99)	(421)	(285)
Pro forma net earnings	$9,347	$6,828	$22,801	$15,415
Basic earnings per common share as reported	$0.59	$0.46	$1.45	$1.04
Pro forma basic earnings per common share	$0.58	$0.45	$1.42	$1.02
Diluted earnings per common share as reported	$0.58	$0.46	$1.41	$1.04
Pro forma diluted earnings per common share	$0.56	$0.45	$1.38	$1.02

OXFORD INDUSTRIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FEBRUARY 27, 2004

8. Segment Information: During the second quarter of fiscal year 2004, we reorganized the components of our business for purposes of allocating resources and assessing performance. As a result of this reorganization, the Oxford Shirt Group, Lanier Clothes and Oxford Slacks, which were previously reportable segments, were combined to become the Menswear Group. Prior year amounts were restated to conform to the current segment presentation. The Womenswear Group and the Tommy Bahama Group remain unchanged. The Menswear Group operations encompass branded and private label dress and sport shirts, branded and private label golf apparel, branded and private label suits, sportcoats, suit separates, dress and casual slacks and walk shorts. The Womenswear Group is a producer of private label women's sportswear. The Tommy Bahama Group markets a wide array of products and services including apparel, footwear, accessories, home furnishings and restaurants. Corporate and Other is a reconciling category for reporting purposes and includes our corporate offices, LIFO inventory accounting adjustments and other costs that are not allocated to the operating groups. LIFO inventory calculations are made on a legal entity basis which do not correspond to our segment definitions. Therefore, LIFO inventory accounting adjustments are not allocated to the operating segments. Total Assets for Corporate and Other included the LIFO inventory reserve of ($35,528) and ($35,334) at February 27, 2004 and February 28, 2003, respectively.

$ in thousands
	Quarters Ended		Nine Months Ended
	February 27, 2004	February 28, 2003	February 27, 2004	February 28, 2003
Net Sales
Menswear Group	$ 99,828	$ 121,415	$330,935	$ 347,654
Womenswear Group	78,052	87,489	202,846	218,653
Tommy Bahama Group	103,438	-	243,105	-
Corporate and Other	100	65	520	222
Total	$281,418	$208,969	$777,406	$566,529

OXFORD INDUSTRIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FEBRUARY 27, 2004

8. Segment Information (continued):

$ in thousand	Quarters Ended		Nine Months Ended
	February 27, 2004	February 28, 2003	February 27, 2004	February 28, 2003
Depreciation and amortization
Menswear Group	$ 832	$ 1,067	$ 2,643	$ 3,271
Womenswear Group	82	232	364	723
Tommy Bahama Group	3,554	-	9,734	-
Corporate and Other	800	167	2,354	490
Total	$5,268	$ 1,466	$ 15,095	$ 4,484
Operating Income
Menswear Group	$ 7,016	$8,945	$ 26,712	$22,187
Womenswear Group	3,341	5,759	8,458	11,066
Tommy Bahama Group	14,822	-	29,331	-
Corporate and Other	(3,660)	(3,209)	(9,155)	(7,154)
Total	$21,519	$ 11,495	$55,346	$ 26,099
Interest expense, net	6,255	47	18,099	149
Earnings before taxes	$15,264	$ 11,448	$37,247	$ 25,950

			February 27, 2004	February 28, 2003
ASSETS
Menswear Group			$ 174,607	$ 197,789
Womenswear Group			94,364	101,654
Tommy Bahama Group			365,807	-
Corporate and Other			8,139	(1,328)
Total			$642,917	$298,115

Purchase of property, plant and equipment
Menswear Group			$ 1,626	$ 1,272
Womenswear Group			56	22
Tommy Bahama Group			9,075	-
Corporate and Other			66	116
Total			$ 10,823	$ 1,410

OXFORD INDUSTRIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FEBRUARY 27, 2004

9. New Accounting Standards:

Variable Interest Entities: In December 2002, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 requires that a variable interest entity be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements apply to the first reporting period that ends after March 15, 2004. We believe the adoption of FIN 46 will not have a material impact on our financial position, results of operations or liquidity.

10. Earnings Per Share:

	Quarter Ended		Nine Months Ended
	Feb. 27, 2004	Feb. 28, 2003	Feb. 27, 2004	Feb. 28, 2003

Basic and diluted earnings available to stockholders (numerator):	$9,540	$6,927	$23,222	$15,700
Shares (denominator):
Weighted average shares outstanding	16,197,415	15,036,118	16,061,879	15,033,052
Dilutive securities:
Options	472,595	97,466	454,902	82,214
Total assuming exercise	16,670,010	15,133,584	16,516,781	15,115,266
Per share amounts:
Basic earnings per common share	$0.59	$0.46	$1.45	$1.04
Diluted earnings per common share	$0.58	$0.46	$1.41	$1.04

During the third quarter of fiscal 2004, all options to purchase shares of our common stock were included in the computation of diluted earnings per share. During the third quarter of fiscal 2003, options to purchase 370,400 shares of our common stock at prices ranging from $13.94 to 17.83 per share were outstanding but were not included in the computation of diluted earnings per share because the inclusion of such shares would have had an antidilutive effect.

During the first nine months of fiscal 2004, all options to purchase shares of our common stock were included in the computation of diluted earnings per share. During the first nine months of fiscal 2003, options to purchase 370,400 of our common stock at prices ranging from $13.94 to 17.83 per share were outstanding but were not included in the computation of diluted earnings per share because the inclusion of such shares would have had an antidilutive effect.

OXFORD INDUSTRIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FEBRUARY 27, 2004

11. Viewpoint Acquisition

On June 13, 2003, we acquired all of the common stock of Viewpoint International, Inc. ("Viewpoint"). The transaction was valued at up to $325 million, consisting of $240 million in cash, $10 million in Oxford common stock (776,400 shares), and up to $75 million in contingent payments, subject to the achievement by Viewpoint of certain performance targets. Such performance targets are based on earnings before interest and taxes after deduction of a capital charge based on net tangible assets employed as follows: Year 1-$42.3 million (which will be prorated to $40.8 million based on the closing of the acquisition 13 days into the year). Year 2-$50.0 million, Year 3-$58.1 million and Year 4-$69.7 million.

For each of the four years following the acquisition, the selling stockholders of Viewpoint will receive an annual basic contingent payment if Viewpoint's earnings are greater than 90% of the applicable target described above and will receive the maximum annual basic contingent payment of $12.5 million if Viewpoint's earnings are 100% or greater than the applicable target. If Viewpoint's earnings are between 90% and 100% of the applicable target, the annual basic contingent payment will be calculated on a straight line basis from $0 to $12.5 million. Up to 50% of any annual basic contingent payment may be paid in shares of our common stock at our option, and in the case of payments in the first two years, at the option of the selling stockholders of Viewpoint. Shares of our common stock issued at our option will be valued at the average price on the New York Stock Exchange (or other applicable exchange) for the ten full trading days prior to the applicable payment date. Shares of our common stock issued at the option of the selling stockholders will be valued at $12.88 per share. Based on our current projections, we anticipate that the Year 1 contingent payment will be earned in full.

Additionally, if, at the end of the four year period, cumulative earnings exceed the cumulative targets, the selling stockholders will receive 33.33% of the cumulative excess up to a maximum cumulative additional contingent payment of $25.0 million. Any cumulative additional contingent payment will be paid in cash.

Approximately 5% of the total value of all consideration that becomes due and payable under the earnout agreement has been designated to be paid toward an Employee Cash Bonus Plan to be distributed to employees of Tommy Bahama under the terms of the plan. All earnout payments to be paid to selling shareholders will be treated as additional purchase price and recorded as goodwill. All earnout payments paid toward the Employee Cash Bonus Plan will be treated as selling, general and administrative expense when earned.

Viewpoint owns the Tommy Bahama lifestyle brand that is used to market a wide array of products and services including apparel, footwear, accessories, home furnishings and restaurants. Viewpoint also produces two additional collections under the Tommy Bahama label, Indigo Palms and Island Soft. At February 27, 2004, it also operated 39 company owned

OXFORD INDUSTRIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FEBRUARY 27, 2004

  Viewpoint Acquisition (continued):

retail locations across the country, seven of which are retail/restaurant compounds. This acquisition helped us achieve one of our key strategic objectives of owning a major lifestyle brand. The acquisition of Viewpoint provides for strategic benefits through growth opportunities and further diversification of our business over distribution channels, price points, product categories and target customers. Viewpoint's results of operations from June 14, 2003 through February 27, 2004 are included in our consolidated statement of earnings.

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

Upon completion of the Viewpoint acquisition, the net proceeds from our $200 million senior notes offering were released from escrow. We used the net proceeds from our senior notes offering, together with limited borrowings under our senior secured revolving credit facility and cash on hand, to finance the cash portion of the purchase price for the Viewpoint acquisition. We also terminated our previously existing accounts receivable securitization facility in June 2003, in connection with the senior revolving credit facility.

OXFORD INDUSTRIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FEBRUARY 27, 2004

11. Viewpoint Acquisition (continued):

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

Market value of stock issued	$ 10,000
Cash consideration paid	241,696
Direct merger costs	3,366
Total purchase price	$ 255,062

Cash	$ 22,325
Accounts receivable	29,407
Inventories	27,998
Other current assets	6,005
Goodwill	87,803
Intangibles	153,360
Property, plant and equipment	27,056
Other assets	2,470
Current liabilities	(45,035)
Noncurrent liabilities	(1,253)
Deferred taxes	(55,074)

Fair value of net assets acquired	$ 255,062

The components of the Intangibles listed in the above table are as follows:

	Amount	Life

Trademarks	$127,800	Indefinite
License agreements	8,400	5 years
Customer relationships	16,700	15 years
Covenant not to compete	460	4 years
Total	$153,360

OXFORD INDUSTRIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FEBRUARY 27, 2004

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

	Quarters Ended		Nine Months Ended
	Feb. 27, 2004	Feb. 28, 2003	Feb. 27, 2004	Feb. 28, 2003
Net Sales	$281,418	$297,821	$789,138	$800,185
Net Earnings	$9,540	$9,694	$23,805	$20,175
Net Earnings Per Share
Basic	$0.59	$0.61	$1.48	$1.28
Diluted	$0.58	$0.61	$1.44	$1.28

13. Stock Split

We effected a two-for-one stock split in the form of a 100% stock dividend, payable December 1, 2003, to shareholders of record on November 17, 2003. All share and per share data appearing in the consolidated financial statements and related notes have been retroactively adjusted for this stock split.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with our Unaudited Consolidated Financial Statements and the Unaudited Notes to Consolidated Financial Statements contained in this Quarterly Report.

OVERVIEW

We are a producer and marketer of branded and private label apparel for men, women and children. We provide retailers and consumers with a wide variety of apparel products and services to suit their individual needs. Our brands include Tommy Bahama(R), Indigo Palms(TM), Island Soft (R), Ely and Walker(R) and Oxford Golf(R). We also hold exclusive licenses to produce and sell certain product categories under the Tommy Hilfiger(R), Nautica(R), Geoffrey Beene(R), Slates(R), Dockers(R) and Oscar de la Renta(R) labels. Tommy Hilfiger is licensed to us for men's and women's golf apparel as well as men's dress shirts. Nautica, Geoffrey Beene, Slates Dockers and Oscar de la Renta are all licensed for men's tailored clothing. Our customers are found in every major channel of distribution including national chains, specialty catalogs, mass merchants, department stores, specialty stores and internet retailers. In June 2003, we acquired Viewpoint International, Inc. and its consolidated subsidiaries, which we refer to as the "Tommy Bahama Group." Our business is operated through the following segments: the Menswear Group (which produces branded and private label dress shirts, sport shirts, dress slacks, casual slacks, suits, sportscoats, suit separates and walkshorts, as well as branded golf apparel) the Womenswear Group (which produces private label women's sportswear) and the Tommy Bahama Group (which produces casual and professional attire and operates retail stores and restaurants).

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

We effected a two-for-one stock split in the form of a 100% stock dividend, payable December 1, 2003, to shareholders of record on November 17, 2003. Shareholders received one additional share of the Company's common stock for each share of the Company's common stock held on the record date. All share and per share data appearing in this Quarterly report have been retroactively adjusted for this stock split.

SUBSEQUENT EVENTS

On April 5, 2004, our Board of Directors declared a quarterly cash dividend on our common stock of $0.12 per share, payable May 29, 2004 to stockholders of record on May 17, 2004.

RESULTS OF OPERATIONS

The following discussion provides information and analysis of our results of operations for the fiscal quarters and nine months ended February 27, 2004 and February 28, 2003, respectively. The following table sets forth the line items in the Unaudited Consolidated Statements of Earnings data both in dollars and as a percentage of net sales. The table also sets forth the percentage change of the data as compared to the prior year. We have calculated all percentages set forth below based on actual data, but percentage columns may not add due to rounding. Prior year results include Oxford Industries, Inc. without the Tommy Bahama Group. Current year results include the Tommy Bahama Group from June 13, 2003 through February 27, 2004 or 37 of 39 weeks of the nine month period. Certain prior year information has been restated to be consistent with the current year presentation.

	Third Quarter			Nine Months
$ in thousands	FY 2004	FY 2003	% Change	FY 2004	FY 2003	% Change
Net Sales	$ 281,418	$ 208,969	34.7%	$ 777,406	$566,529	37.2%
Cost of Goods Sold	194,350	166,056	17.0%	542,615	447,968	21.1%
Gross Profit	87,068	42,913	102.9%	234,791	118,561	98.0%
Selling, general & administrative	64,802	31,399	106.4%	177,663	92,404	92.3%
Amortization of intangibles	1,678	19	N/A	5,033	58	N/A
Royalties & other operating income	931	0	N/A	3,251	0	N/A
Operating Income	21,519	11,495	87.2%	55,346	26,099	112.1%
Interest expense, net	6,255	47	N/A	18,099	149	N/A
Earnings Before Taxes	15,264	11,448	33.3%	37,247	25,950	43.5%
Income Taxes	5,724	4,521	26.6%	14,025	10,250	36.8%
Net Earnings	$ 9,540	$ 6,927	37.7%	$ 23,222	$ 15,700	47.9%

As a Percentage of Net Sales

Net Sales	100.0%	100.0%		100.0%	100.0%
Cost of Goods Sold	69.1%	79.5%	(10.4%)	69.8%	79.1%	(9.3%)
Gross Profit	30.9%	20.5%	10.4%	30.2%	20.9%	9.3%
Selling, general & administrative	23.0%	15.0%	8.0%	22.9%	16.3%	6.6%
Amortization of intangibles	0.6%	0.0%	0.6%	0.6%	0.0%	0.6%
Royalties & other operating income	0.3%	0.0%	0.3%	0.4%	0.0%	0.4%
Operating Income	7.6%	5.5%	2.1%	7.1%	4.6%	2.5%
Interest expense, net	2.2%	0.0%	2.2%	2.3%	0.0%	2.3%
Earnings Before Taxes	5.4%	5.5%	(0.1%)	4.8%	4.6%	0.2%
Income Taxes	2.0%	2.2%	(0.2%)	1.8%	1.8%	0.0%
Net Earnings	3.4%	3.3%	0.1%	3.0%	2.8%	0.2%

ACQUISITION

On May 16, 2003, we completed a $200.0 million private placement of senior unsecured notes to finance the acquisition of Viewpoint. The notes bear interest at 8.875%, have an 8-year life, and were sold at a discount of .713% ($1.4 million) to par to yield an effective interest rate of 9.0%. The terms of the notes provide certain limitations on additional indebtedness and certain other transactions. Additionally, we are subject to certain financial covenants. The net proceeds from the senior notes of $198.6 million were placed in escrow. There was $7.2 million in debt issuance cost incurred in issuing the senior notes.

On June 13, 2003, we acquired all of the outstanding capital stock of Viewpoint. The transaction is valued at up to $325.0 million consisting of $240.0 million in cash, $10.0 million in Oxford common stock and up to $75.0 million in contingent payments, subject to the achievement by Viewpoint of certain performance targets (see Part I, Item 1, Note 11). Viewpoint is a wholesaler and retailer of premium men's and women's sportswear and related accessories and products primarily under the Tommy Bahama brand. Viewpoint began its operations in 1992 primarily focused on building its Tommy Bahama brand as a lifestyle men's brand distributed through leading department stores and upscale independent specialty retailers. Since that time, Viewpoint has experienced rapid growth as it has expanded the Tommy Bahama lifestyle brand to reach both men and women through approximately 1,450 retail customers representing approximately 2,100 doors, added additional Tommy Bahama lifestyle accessories and other products through selective licensing relationships, and rolled out Tommy Bahama retail locations. After opening its first Tommy Bahama retail and restaurant compound in 1996 in Naples, Florida, Viewpoint's retail operations have grown to include 39 retail stores (including four outlets and seven retail/restaurant compounds) across the country as of February 27, 2004.

On June 13, 2003, we also entered into a $275.0 million senior secured revolving credit facility (senior revolver), which has a five year term and bears interest, at our option, at rates determined from time to time based upon (1) the higher of the federal funds rate or the applicable prime rate plus a spread or (2) LIBOR plus a spread. Borrowings under the senior revolver are subject to a borrowing base calculation based on our accounts receivable, inventory and real property. There were $7.3 million in debt issuance costs incurred for the senior credit facility. Prior to June 13, 2003, our then existing $65.0 million accounts receivable securitization program was terminated.

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

The preliminary purchase price allocation has resulted in goodwill of $87.8 million and other intangible assets including trade names, license agreements, customer relationships and covenants not to compete. Intangible assets with indefinite lives includes trademarks valued at $127.8 million and are not being amortized. Intangible assets with finite lives includes license agreements, customer relationships and covenants not to compete. The license agreements, customer relationships and covenants not to compete are valued at $25.6 million and are being amortized using useful lives of 4 to 15 years. Based on the preliminary purchase price allocation, $1.7 million will be amortized for each quarter of this fiscal year, or $6.6 million for all of fiscal year 2004. Amortization expense is projected to be $5.6 million for fiscal year 2005, $4.2 million for fiscal year 2006 and $3.0 million for fiscal year 2007.

TOTAL COMPANY

Third Quarter Net sales increased 34.7% from $209.0 million in the third quarter of the prior year to $281.4 million in the third quarter of the current year. We generated a 35.7% increase in the average selling price per unit offset by a 0.8% decline in unit sales. The increase in the average selling price per unit was due to the higher average selling price per unit of Tommy Bahama merchandise. Our pre-acquisition business experienced a 14.8% unit sales decline, primarily driven by an expected decline in shipments to Sears, Roebuck and Co. (Sears, Roebuck), the wind-down of Izod Club golf and reduced sales to Wal-Mart, as more fully discussed under "Womenswear Group" below.

Cost of goods sold for the third quarter of the current year was $194.4 million or 69.1% of net sales, compared to $166.1 million or 79.5% of net sales for the third quarter of the prior year. The relative decline in the cost of goods sold was primarily due to the acquisition of Tommy Bahama with its higher margins and relatively lower cost of goods sold. We anticipate that the acquisition of Tommy Bahama will continue to have a favorable impact on future cost of goods sold when compared to pre-acquisition periods. Our gross margins may not be directly comparable to those of our competitors, as income statement classifications of certain expenses may vary by company.

Selling, general and administrative expenses (S, G & A) increased from $31.4 million or 15.0% of net sales in the third quarter of the prior year to $64.8 million or 23.0% of net sales in the third quarter of the current year. The increase in S, G & A was primarily due to the acquisition of Tommy Bahama with its relatively higher S, G &A structure. We anticipate that the acquisition of Tommy Bahama will continue to have an unfavorable impact on future S, G & A when compared to pre-acquisition periods.

Amortization of intangible assets increased from $19 thousand in the third quarter of the prior year to $1.7 million in the third quarter of the current year. All of the increase in the amortization of intangible assets was due to the acquisition of Tommy Bahama.

Royalties and other operating income is primarily licensing income for Tommy Bahama related to licensing the Tommy Bahama brand.

Interest expense increased from $47 thousand in the third quarter of the prior year to $6.3 million in the third quarter of the current year. The increase in interest is due to the interest on debt incurred to finance the Tommy Bahama acquisition and the amortization of deferred financing cost related to the acquisition.

The effective tax rate was approximately 39.5% in the third quarter of the prior year and 37.5% in the third quarter of the current year. Variations in the effective tax rate are primarily attributable to the relative distribution of pre-tax earnings among the various taxing jurisdictions in which we operate.

Nine Months Net sales increased 37.2% from $566.5 million in the first nine months of the prior year to $777.4 million in the first nine months of the current year. We generated a 9.4% unit sales increase and a 25.3% increase in the average selling price per unit. As in the quarter described above, the sales increase was due to the acquisition of Tommy Bahama. Our pre-acquisition businesses experienced a 2.8% unit sales decline due to the same factors described for the third quarter above.

Cost of goods sold for the first nine months of the current year was $542.6 million or 69.8% of sales, compared to $448.0 million or 79.1% of sales for the first nine months of the prior year. The relative decline in cost of goods sold was due to the same factors described for the third quarter above.

S, G & A increased from $92.4 million in the first nine months of the prior year to $177.7 million in the first nine months of the current year. The increase in S, G & A was due to the same factors described for the third quarter above.

Amortization of intangible assets increased from $58 thousand in the first nine months of the prior year to $5.0 million in the first nine months of the current year. The increase in amortization of intangible assets was due to the acquisition of Tommy Bahama.

Royalties and other operating income is primarily licensing income for Tommy Bahama related to licensing the Tommy Bahama brand.

Interest expense increased from $149 thousand in the first nine months on the prior year to $18.1 million in the first nine months of the current year. The increase in interest expense was due to the same factors as described above for the third quarter.

The effective tax rate was approximately 39.5% for the first nine months of the prior year and 37.7% for the first nine months of the current year. Variations in the effective tax rate are primarily attributable to the relative distribution of pre-tax earnings among the various taxing jurisdictions in which we operate.

SEGMENT DEFINITION

During the second quarter, we reorganized the components of our business for purposes of allocating resources and assessing performance. As a result of this reorganization, the Oxford Shirt Group, Lanier Clothes and Oxford Slacks, which were previously reportable segments, were combined to become the Menswear Group. The Womenswear Group and the Tommy Bahama Group remain unchanged. The Menswear Group operations encompass branded and private label dress and sport shirts, branded and private label golf apparel, branded and private label suits, sportcoats, suit separates, dress and casual slacks and walk shorts. The Womenswear Group is a producer of private label women's sportswear. The Tommy Bahama Group markets a wide array of products and services including apparel, footwear, accessories, home furnishings and restaurants. Corporate and Other is a reconciling category for reporting purposes and includes our corporate offices, LIFO inventory accounting adjustments and other costs that are not allocated to the operating groups. LIFO inventory calculations are made on a legal entity basis which do not correspond to our segment definitions. Therefore, LIFO inventory accounting adjustments are not allocated to the operating segments.

SEGMENT RESULTS

	Third Quarter			Nine Months
	FY 2004	FY 2003	% Change	FY 2004	FY 2003	% Change
Net Sales
Menswear Group	$ 99,828	$ 121,415	(17.8%)	$ 330,935	$ 347,654	(4.8%)
Womenswear Group	78,052	87,489	(10.8%)	202,846	218,653	(7.2%)
Tommy Bahama Group	103,438	-	N/A	243,105	-	N/A
Corporate and Other	100	65	53.8%	520	222	N/A
Total	$ 281,418	$ 208,969	34.7%	$ 777,406	$ 566,529	37.2%

As a Percentage of Total Net Sales
Menswear Group	35.5%	58.1%		42.6%	61.4%
Womenswear Group	27.7%	41.9%		26.1%	38.6%
Tommy Bahama Group	36.8%	0.0%		31.3%	0.0%
Corporate and Other	0.0%	0.0%		0.1%	0.0%
Total	100.0%	100.0%		100.0%	100.0%

	Third Quarter			Operating Income Margin
	FY 2004	FY 2003	% Change	FY 2004	FY 2003
Operating Income
Menswear Group	$ 7,016	$ 8,945	(21.6%)	7.0%	7.4%
Womenswear Group	3,341	5,759	(42.0%)	4.3%	6.6%
Tommy Bahama Group	14,822	-	N/A	14.3%	N/A
Corporate and Other	(3,660)	(3,209)	(14.1%)	N/A	N/A
Total	$ 21,519	$ 11,495	87.2%	7.6%	5.5%

	Nine Months			Operating Income Margin
	FY 2004	FY 2003	% Change	FY 2004	FY 2003
Operating Income
Menswear Group	$ 26,712	$ 22,187	20.4%	8.1%	6.4%
Womenswear Group	8,458	11,066	(23.6%)	4.2%	5.1%
Tommy Bahama Group	29,331	-	N/A	12.1%	N/A
Corporate and Other	(9,155)	(7,154)	(28.0%)	N/A	N/A
Total	$ 55,346	$ 26,099	112.1%	7.1%	4.6%

MENSWEAR GROUP

Third Quarter The Menswear Group reported a 17.8% decline in net sales from $121.4 million in the third quarter of the prior year to $99.8 million in the third quarter of the current year. The sales decline was due to a 14.8% decline in unit sales and a 3.7% decline in the average selling price per unit. The sales decline was driven by an expected decline in shipments to Sears, Roebuck and the wind-down of Izod Club golf. The decline in shipments to Sears, Roebuck was due to initial shipments to stores in the prior year to establish base inventory levels. This decline will continue through the balance of the year, moderating in the fourth quarter. Operating income decreased from $8.9 million in the third quarter of the prior year to $7.0 million in the third quarter of the current year. The decline in operating income was due to the reduction in sales partially offset by reduced markdowns and reduced S,G & A in the current year.

Nine Months The Menswear Group reported a 4.8% decline in net sales from $347.7 million in the first nine months of the prior year to $330.9 million in the first nine months of the current year. The sales decline was due to a 0.6% decline in unit sales combined with a 4.2% decline in the average selling price per unit. The decline in average selling price was due to both a change in our product mix and the continued decline in consumer apparel prices. Sales growth in other distribution channels partially offset the decline in shipments to Sears, Roebuck and the wind-down of Izod Club golf discussed above. Operating income increased from $22.1 million in the nine months of the prior year to $26.7 million in the nine months of the current year. The improvement in operating income was primarily due to reduced sales being offset by improved gross profit margins and lower S,G&A. The improved gross profit margins were due to reduced markdowns and improved manufacturing capacity utilization. The reduction in SG&A was primarily due to the wind-down of Izod Club golf.

WOMENSWEAR GROUP

Third Quarter The Womenswear Group reported a net sales decline of 10.8% from $87.5 million in the third quarter of the prior year to $78.1 million in the third quarter of the current year. The decline in sales was due to a 14.8% decline in unit sales slightly offset by a 5.0% increase in the average selling price per unit. The decline in unit sales was due to lower shipments to Wal-Mart. We believe that growth in sales and profitability with Wal-Mart over the next few quarters will be difficult to achieve due to their increasing emphasis on direct sourcing, their planned reduction in rack space for womens apparel and the breadth of their womens assortment. The increase in the average selling price per unit was due to a change in our product mix. Operating income decreased from $5.8 million in the third quarter of the prior year to $3.3 million in the third quarter of the current year. The decline in operating income was primarily due to the reduction in sales partially offset by a decline in S,G & A.

Nine Months The Womenswear Group reported a net sales decline of 7.2% from $218.7 million in the first nine months of the prior year to $202.8 million for the first nine months of the current year. The decline in sales was due to a 3.4% decline in the average selling price per unit combined with a 4.0% decrease in unit sales. Sales to Kmart in the first nine months of the prior year were approximately $8.6 million as compared to $0.0 this year. The sales decline was also partially due to the reduced sales to Wal-Mart in the current quarter as mentioned above. The decline in the average selling price per unit was partially due to increased shipments to customers on FOB foreign port terms in the first quarter of the current year. Under FOB foreign port terms, title transfers to the customer at the foreign port and the customer is responsible for subsequent freight and duty. The decline in average selling price per unit was also due to continued year over year deflation in womenswear apparel. Operating income declined from $11.1 million in the first nine months of the prior year to $8.5 million in the first nine months of the current year. The impact of the decline in sales on operating income was partially offset by improved manufacturing capacity utilization and a decline in S,G & A.

TOMMY BAHAMA GROUP

Third Quarter The Tommy Bahama Group reported net sales of $103.4 million in the third quarter of the current year. Sales were comprised of wholesale shipments to upscale department stores and specialty stores and retail sales through company-owned retail stores and retail/restaurant compounds. Licensing income product categories primarily included home furnishings, swimwear, shoes, neckwear and watches. At February 27, 2004, Tommy Bahama retail operations have grown to include 39 retail stores (including four outlets and seven retail/restaurant compounds). Tommy Bahama reported operating income of $14.8 million, which includes $1.7 million in amortization of intangible assets due to acquisition accounting rules.

Nine Months The Tommy Bahama Group reported net sales of $243.1 million in the first nine months of the current year. The operating results of Tommy Bahama have been included since the date of acquisition and consist of 37 of the 39 weeks in the first nine months. The group reported operating income of $29.3 million, which includes $5.0 million in amortization of intangible assets.

CORPORATE AND OTHER

Third Quarter The Corporate and Other increase in operating loss was primarily attributable to increased employment costs.

Nine Months The Corporate and Other increase in operating loss for the first nine months was attributable to the net effect of LIFO inventory accounting and increased employment costs, offset in part by $1.1 million of acquisition due diligence costs incurred in the prior year. The due diligence costs relate to initial negotiations relating to Viewpoint which had been discontinued at that time.

LIQUIDITY AND CAPITAL RESOURCES

On May 16, 2003, we completed a $200.0 million private placement of senior unsecured notes to finance the acquisition of Viewpoint. The notes bear interest at 8.875%, have an 8-year life and were sold at a discount of 0.713% ($1.4 million) to yield an effective interest rate of 9.0%. Interest is payable semi-annually with the principal amount due at maturity on June 1, 2011. The notes are guaranteed by all existing and future direct and indirect domestic wholly-owned restricted subsidiaries of Oxford Industries, Inc. The senior notes indenture restricts our ability to incur additional indebtedness or liens, to enter into lease or hedging arrangements, to make investments and acquisitions, to sell assets, to pay dividends and to pay amounts due under the earnout agreement with the selling shareholders of Viewpoint International, Inc. The indenture also requires us to maintain a minimum consolidated fixed charge coverage ratio which is defined as the sum of consolidated net income, consolidated interest expense and non-cash charges to consolidated interest expense, calculated as applicable on a pro forma basis. We are in compliance with these covenants as of the end of the third quarter.

On June 13, 2003, we entered into a $275.0 million senior secured revolving credit facility (senior revolver) with a syndicate of twelve financial institutions. All substantial domestic subsidiaries of the Company are a party to the credit agreement. The facility has a five year term and bears interest, at our option, at rates determined from time to time based upon (1) the higher of the federal funds rate or the applicable prime rate plus a spread or (2) LIBOR plus a spread. Borrowing spreads and letter of credit fees are based upon a pricing grid which is tied to a fixed charge coverage ratio, defined as the ratio of earnings before interest, taxes, amortization and depreciation minus cash taxes and capital expenditures to the sum of scheduled principal payments, interest expense, cash earnout payments and cash dividends, calculated as applicable on a pro forma basis. As of February 27, 2004, the interest rate on borrowings under the facility was 4.5% (based on Prime of 4.0 % plus a spread of 0.5%). The spread can vary from Prime plus 0.25% to 1.25% or LIBOR plus 1.75 % to 2.75%. Borrowings under the senior revolver are secured by substantially all of the assets of the Company and its domestic subsidiaries and may be used for working capital, the issuance of letters of credit up to $175 million and general corporate purposes. Borrowings and the issuance of letters of credit are subject to a borrowing base calculation based on defined percentages of eligible accounts receivable, eligible inventory and certain real property. The credit agreement restricts our ability to incur additional indebtedness or liens, to enter into lease or hedging arrangements, to make investments and acquisitions, to sell assets, to pay dividends and to pay amounts due under the earnout agreement with the selling shareholders of Viewpoint International, Inc. The credit agreement also requires us to maintain a minimum ratio of earnings before interest, taxes, depreciation and amortization to total indebtedness, as well as a minimum fixed charge coverage ratio as described above. Failure to comply with the provisions of our credit agreement and indenture could result in an acceleration of the indebtedness and a demand for immediate repayment by our lenders. We are in compliance with these covenants as of the end of the third quarter.

At February 27, 2004, gross collateral availability under the senior revolver totaled $258.1 million, against which approximately $123.1 million in letters of credit and $13.6 million in direct borrowings were outstanding.

OPERATING ACTIVITIES

Change in cash flows from operating activities is primarily due to changes in net earnings and working capital. Changes in working capital are primarily monitored by analysis of the Company's investment in accounts receivable and inventory and by the amount of accounts payable. During the first nine months of the current year, we generated cash from operating activities of $3.3 million primarily from increased net earnings partially offset by changes in working capital after giving effect to the acquisition of Viewpoint. Working capital changes included decreased accrued expenses, increased accounts receivable, and increased inventory, partially offset by increased trade payables. The increase in receivables is due to increased sales partially offset by reduced days sales outstanding (DSO's). The increase in inventories is to support anticipated fourth quarter sales. The increase in accounts payable is primarily due to the increase in inventories.

During the first nine months of the prior year, we used $15.4 million in cash for operating activities primarily from changes in working capital. Working capital changes included increases in accounts receivable and inventories, partially offset by increased accounts payable and accrued expenses. The increase in receivables was primarily due to the increase in sales volume. The increase in inventories was to support planned increased sales. The increase in trade payables was primarily due to the increase in inventories. The increase in accrued expenses was primarily due to increased accruals for incentive compensation costs.

INVESTING ACTIVITIES

During the first nine months of the current year investing activities used $29.1 million and represented the acquisition of Tommy Bahama, net of the reduction in restricted proceeds from the sales of the senior secured notes. Capital expenditures of $10.8 million were primarily related to new Tommy Bahama retail stores, computer equipment and software.

During the first nine months of the prior year, investing activities used $812 thousand primarily related to capital expenditures.

FINANCING ACTIVITIES

During the first nine months of the current year, financing activities generated $8.1 million. This is the amount of proceeds from short-term debt and proceeds from the issuance of common stock upon the exercise of employee stock options, partially offset by dividends paid on common stock and payments for debt issuance cost.

During the first nine months of the prior year, financing activities generated $5.1 million primarily from the proceeds of short-term debt less payment of dividends.

On April 5, 2004, our Board of Directors declared a quarterly cash dividend on our common stock of $0.12 per share, payable May 29, 2004 to stockholders of record on May 17, 2004.

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgements that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to bad debts, inventories, intangible assets, income taxes, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Refer to the Summary of Significant Accounting Policies included in our Fiscal 2003 Annual Report on Form 10-K for more information. The following is a brief discussion of the more significant accounting policies and methods we use.

Revenue Recognition and Accounts Receivable

We consider revenue realized or realizable and earned when the following criteria are met: persuasive evidence of an agreement exists, delivery has occurred, our price to the buyer is fixed and determinable, and collectibility is reasonably assured. Sales are recorded net of discounts, as well as provisions for estimated returns and allowances. We estimate returns and allowances on an ongoing basis considering historical and current trends and projected seasonal results. We record these costs as a reduction to net revenue. Our historical estimates of these sales reductions have not differed materially from actual results. For accounts receivable, we estimate the net collectibility, considering both historical and anticipated trends of trade discounts and co-op advertising deductions taken by our customers, allowances we provide to our retail customers for a variety of reasons, and the possibility of non-collection due to the financial condition of our customers.

Cost of Goods Sold

We include in cost of goods sold all manufacturing and sourcing costs and expenses incurred prior to receipt of finished goods at our distribution facilities. These costs principally include product cost, inbound freight charges, purchasing costs, internal transfer costs, as well as insurance, duty, brokers' fees and consolidators' fees. Our gross margins may not be directly comparable to those of our competitors, as income statement classifications of certain expenses may vary by company.

Selling, General and Administrative Expenses

We include in selling, general and administrative expenses costs incurred subsequent to the receipt of finished goods at our distribution facilities, such as the cost of inspection, stocking, warehousing and picking and packing goods for delivery to customers. In addition, selling, general and administrative expenses include product design costs, distribution network costs, selling costs, marketing expenses and general and administrative expenses.

Distribution Network Costs, Including Shipping and Handling

Distribution network costs, including shipping and handling, are included as a component of selling, general and administrative expenses. Revenues received from customers for shipping and handling are included in net revenue.

Marketing

All costs associated with advertising, promoting and marketing of our products are expensed during the periods when the activities take place. Costs associated with cooperative advertising programs under which we agree to share costs of customers' advertising and promotion expenditures are expensed when the related revenues are recognized. Advertising, promotion and marketing expenses are included in selling, general and administrative expenses.

Inventory

For segment reporting, inventory is carried at the lower of FIFO cost or market. We estimate the amount of goods that we will not be able to sell in the normal course of business and write down the value of these goods to the recovery value expected to be realized through off-price channels yielding a normal profit when shipped. If we incorrectly anticipate these trends or unexpected events occur, our results of operations could be materially affected. For consolidated financial reporting, significant portions of our inventory are valued at the lower of LIFO cost or market. LIFO inventory calculations are made on a legal entity basis which do not correspond to our segment definitions. Therefore, LIFO inventory accounting adjustments are not allocated to the operating segments. As part of our LIFO accounting, markdowns for inventory valued at LIFO cost are deferred until the period in which the goods are shipped, except for markdowns below the allocated LIFO reserve. Both the LIFO reserve and the markdown deferral are reflected in Corporate and Other.

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

Seasonality

Although our business is impacted by the general seasonal trends characteristic of the apparel and retail industries, we do not consider our revenue to be highly seasonal. Due to the Tommy Bahama acquisition, current year projections indicate a significant portion of earnings will occur in the fourth quarter corresponding to a strong Spring selling season of Tommy Bahama products. As the timing of product shipments and other events affecting the retail business may vary, results for any particular quarter may not be indicative of results for the full year.

New Accounting Statements

Variable Interest Entities: In December 2002, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). FIN 46 requires that a variable interest entity be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements apply to the first reporting period ending after March 15, 2004. We believe the adoption of FIN 46 will not have a material impact on our financial position, results of operations or liquidity.

FUTURE LIQUIDITY AND CAPITAL RESOURCES

We anticipate the continued decline of the consumer price index and lower average selling prices for many of our products. We also anticipate the continued shift in product sourcing to lower cost per unit sources. Our projected capital expenditures for the remainder of fiscal 2004 are approximately $3.1 million.

We anticipate that cash flows from operations supplemented with our senior revolver will be sufficient to fund our future liquidity requirements for fiscal 2004. On February 27, 2004, gross collateral availability under the senior revolver totaled $258.1 million, against which approximately $123.1 million in letters of credit and $13.6 million in direct borrowings were outstanding.

FUTURE OPERATING RESULTS

We have revised our guidance for the balance of this fiscal year to reflect an expectation of continued strong financial results for the remainder of the year. For the fiscal year ending May 31, 2004, we now anticipate sales in the range of $1.07 to $1.08 billion and diluted earnings per share in the range of $2.26 to $2.29. For the fourth quarter, we now anticipate sales in the range of $300.0 to $310.0 million and diluted earnings per share in the range of $0.85 to $0.88.

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

At February 27, 2004, we had floating rate debt of $13.6 million. Our average variable rate borrowings for the nine months ended February 27, 2004 were $11.4 million, with an average interest rate of 3.9%. If the nine month average interest rate increased or decreased by 10%, our interest expense would have changed by $45 thousand; accordingly, we do not believe that our exposure to interest rate changes is material.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

31. Section 302 Certifications by Chief Executive Officer and Chief Financial Officer.

32. Section 906 Certification by Chief Executive Officer and Chief Financial Officer.

(b) Reports on Form 8-K.

We filed a current report on Form 8-K on January 7, 2004 furnishing our 2nd quarter earnings release.

We filed a current report on Form 8-K on January 27, 2004 under item 7, Financial statements of a business acquired.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OXFORD INDUSTRIES, INC.
(Registrant)

/s/J. Hicks Lanier
Dated April 6, 2004	J. Hicks Lanier
Chief Executive Officer

/s/Ben B. Blount, Jr.
Date: April 6, 2004	Ben B. Blount, Jr
Chief Financial Officer

/s/K. Scott Grassmyer
Date: April 6, 2004	K. Scott Grassmyer
Controller and
Chief Accounting Officer