Form 10-K
period 2004-05-28
OXFORD INDUSTRIES INC
filed 2004-08-11
CIK 75288

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 28, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from____ to____

Commission File Number 1-4365

OXFORD INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

Georgia	58-0831862

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification number)

222 Piedmont Avenue, N.E., Atlanta, Georgia 30308

(Address of principal executive offices)
(Zip Code)

(404) 659-2424

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $1 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

NONE

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes ☒  NO ☐

State the aggregate market value of the voting stock held by nonaffiliates of the Registrant: As of November 28, 2003, the aggregate market value of the voting stock held by nonaffiliates of the Registrant (based upon the closing price for the common stock on the New York Stock Exchange on that date) was approximately $449,820,000.

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

	Name of each Exchange	Number of shares outstanding
Title of each class	on which registered	as of August 6, 2004
Common Stock, $1 par value	NYSE	16,243,418

Documents incorporated by Reference

(1)	Sections of our Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days after May 28, 2004. (Incorporated in Part III of this Report).

PART I

Item 1. Business

BUSINESS AND PRODUCTS

Introduction and Background

Oxford Industries, Inc. was founded in 1942. We are a producer and marketer of branded and private label apparel for men, women and children. We provide retailers and consumers with a wide variety of apparel products and services to suit their individual needs.

Our brands include the following:

Tommy Bahama®	Oxford Golf™
Indigo Palms®	Cattleman®
Island Soft®	Cumberland Outfitters®
Ben Sherman®	Ely®

We also hold exclusive licenses to produce and sell certain product categories under the following brands:

Tommy Hilfiger®	Dockers®
Nautica®	Cubavera®
Oscar de la Renta®	Havanera®
Geoffrey Beene®	Evisu®
Slates®

Tommy Hilfiger is licensed to us for men’s and women’s golf apparel, as well as men’s dress shirts. Nautica, Geoffrey Beene, Slates, Dockers, Cubavera, Havanera and Oscar de la Renta are all licensed for men’s tailored clothing. Evisu is licensed for men’s and women’s apparel and footwear.

Our customers are found in every major channel of distribution including:

National chains	Department stores
Specialty catalogs	Specialty stores
Mass merchants	Internet retailers

Where we sell product under the same brand name to two or more customers, whether the brand is owned by us or a third party, we consider such sales to be “branded” sales. For example, we sell Tommy Bahama brand apparel to Nordstrom’s, Saks Fifth Avenue and many other customers. Where we sell product under a brand name exclusively to one customer, whether the brand is owned by us, the customer or a third party, we consider such sales to be “private label” sales. For example, we sell Mossimo® product only to Target Stores and consider such sales to be private label.

Our business is operated through the following segments:

Segment	Description of the Business
Menswear Group	Produces branded and private label dress shirts, sport shirts, dress slacks, casual slacks, suits, sportscoats, suit separates, walkshorts, golf apparel, jeans, swimwear, footwear and headwear.

Womenswear Group	Produces private label women’s sportswear separates, coordinated sportswear, outerwear, dresses and swimwear.

Tommy Bahama Group	Produces lifestyle branded casual attire, operates retail stores and restaurants, and licenses its brands for accessories, footwear, furniture, and other products.

See Note “N” of “Notes to Consolidated Financial Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more details on each of our segments.

On June 13, 2003, we acquired all of the outstanding capital stock of Viewpoint International, Inc., which we operate as the Tommy Bahama Group. The purchase price for the Tommy Bahama Group consists of $240 million in cash, $10 million in our Common Stock and up to $75 million in contingent payments that are subject to the Tommy Bahama Group achieving certain performance targets. The $75 million in contingent payments may include, at the option of the selling stockholders during the first two years, up to $12.5 million in our Common Stock valued at $12.88 per share (see Note “O” of “Notes to Consolidated Financial Statements”). The transaction was financed by a $200 million private placement of senior notes completed on May 16, 2003 and a $275 million senior secured revolving credit facility closed on June 13, 2003.

On July 30, 2004, we acquired Ben Sherman Limited (“Ben Sherman”), which we operate as part of our Menswear Group. Ben Sherman is a London-based designer, distributor and marketer of branded sportswear, accessories, and footwear. The purchase price for Ben Sherman was £80 million, or approximately $145 million, plus associated expenses. The acquisition was financed with cash on hand and borrowings under our revolving credit facility. Founded in 1963, Ben Sherman has a long heritage as a modern, young men’s shirt brand that has evolved into an irreverent lifestyle brand for youthful thinking men and women.

In conjunction with the acquisition of Ben Sherman, our senior revolver was amended and restated on July 28, 2004 and increased to $280 million with a syndicate of eight financial institutions. The maturity date was extended to July 28, 2009.

We effected a two-for-one stock split in the form of a 100% stock dividend, payable December 1, 2003, to shareholders of record on November 17, 2003. Shareholders received one additional share of our common stock for each share of common stock held on the record date.

We are a Georgia corporation and our principal executive offices are located at 222 Piedmont Avenue, NE, Atlanta, Georgia 30308. Our telephone number is (404) 659-2424. Our website address is www.oxfordinc.com. Information on our website does not constitute part of this report.

Our fiscal year ends on the Friday nearest May 31st. References to our fiscal years represent the following:

Fiscal Year	Represents the 52 weeks ended
2004	May 28, 2004
2003	May 30, 2003
2002	May 31, 2002

SALES AND MARKETING

We sold our products to more than 8,000 active customers in fiscal 2004, fiscal 2003 and fiscal 2002. Our ten largest customers accounted for approximately 63%, 80%, and 72% of our net sales in fiscal 2004, fiscal 2003 and fiscal 2002, respectively. Our 50 largest customers accounted for 75%, 94% and 91% of our net sales in fiscal 2004, fiscal 2003 and fiscal 2002, respectively. The percentage of our net sales for our three largest customers in fiscal 2004, fiscal 2003 and fiscal 2002 are as follows:

Customer	Fiscal 2004	Fiscal 2003	Fiscal 2002
Target Corporation	19%	22%	19%
Wal-Mart Stores, Inc.	11%	15%	13%
Sears Roebuck & Co.*	8%	16%	12%

*	On June 17, 2002, Sears Roebuck & Co. acquired Lands’ End Inc., one of our major customers. All sales percentages have been recalculated to reflect the combination of these two customers.

We believe that our long-standing relationships with all of our major customers, including Target, Wal-Mart and Sears, are good.

We employ a sales force consisting of salaried and commissioned sales employees and independent commissioned sales representatives. We maintain apparel sales offices and showrooms in various locations, including Atlanta, New York, Hong Kong, Seattle and London. We also work with independent contractor sales representatives who maintain their own showrooms. Approximately 70% of our net sales in fiscal 2004 were generated by our salaried executives. The rest of our net sales are generated by independent contractor sales representatives. Substantially all net sales for fiscal 2004, fiscal 2003 and fiscal 2002 were to customers located within the United States.

Several of our product lines are designed and manufactured in anticipation of orders for sale to department and specialty stores and certain specialty chain and mail order customers. We make commitments for fabric and production in connection with these lines. In the case of imports, these commitments can be up to several months prior to the receipt of firm orders from customers. These lines include both popular and better price merchandise sold under brand and designer names or customers’ private labels. If orders do not materialize, we may incur expense to terminate our fabric and production commitments. This applies to branded and private label merchandise.

We work closely with many customers in the national chain and mass merchant tiers of distribution to develop product programs and secure orders prior to the commencement of production. The large volume orders typical in these tiers of distribution enable us to take advantage of relative efficiencies in planning raw materials purchasing and utilization of production facilities. These programs generally relate to private label merchandise.

As is customary in our industry, we carry necessary levels of inventory to meet anticipated delivery requirements of our customers. Also, as is customary in our industry, we extend credit terms to our customers, the majority of which range from 30 to 60 days.

MANUFACTURING, RAW MATERIALS, SOURCES OF SUPPLY AND LOGISTICS

Manufacturing and Raw Materials

We manufacture our products in our owned manufacturing facilities, through our joint venture partners and by sourcing these products from third party producers. In fiscal 2004, we manufactured approximately 11% of our products in our owned offshore manufacturing facilities and we sourced approximately 86% from our offshore joint ventures and third party producers with the balance being from domestic sources. We use numerous independent manufacturers, principally in Latin America and Asia, for the production and finishing of our garments. We typically conduct business with our producers on an order-by-order basis. Our manufacturing facilities, joint ventures and third party producers perform cutting, sewing and related operations to produce finished apparel products to the specifications and quality standards approved by us in advance. We inspect fabric and finished goods throughout the manufacturing process as part of our quality control program to ensure that consumers receive products that meet our high standards.

The use of third party producers enables us to reduce working capital relating to work-in-process inventories. In order to place orders and monitor production, we maintain buying offices in Hong Kong and Singapore. We monitor production in our offshore manufacturing locations by sending employees from our Hong Kong and Singapore offices, sending employees from the United States, employing local nationals and using unaffiliated buying agents. In any given offshore location, we may use one or more of these methods of monitoring production.

We are able to maintain a stable, efficient and flexible manufacturing network by having sufficient owned manufacturing facilities and contract facilities for which we are the primary or only customer and have substantial control of the facility’s capacity to cover our core, ongoing production needs. This core manufacturing capacity is supplemented by an extensive network of contract manufacturers for which we are not the primary customer. This second tier of manufacturing capacity enables us to handle short term increases in demand for production created by the seasonality of our business in certain products or large unexpected orders, products that require manufacturing capabilities not present in our core manufacturing such as leather or down-filled jackets and other manufacturing demand that cannot be met by our core capacity.

Package purchases are purchases which include both raw materials and cut and sew labor. We do not take ownership of package purchases until the goods are shipped. Cut-Make-Trim (CMT) contract purchases are purchases in which we supply the raw materials and purchase cut and sew labor from third party producers. In CMT purchases, we retain ownership of the raw materials throughout the manufacturing and finishing process. For fiscal 2004, package purchases represented 77% of sourced units and CMT purchases represented 23% of sourced units. These manufacturing and finishing facilities are assessed no less than once per year.

We require all third party producers who manufacture or finish products for us to abide by a stringent code of conduct that sets guidelines for employment practices such as wages and benefits,

working hours, health and safety, working age and disciplinary practices, and for environmental, ethical and legal matters. We regularly assess manufacturing and finishing facilities to ensure that they are complying with our code of conduct. Our program includes periodic on-site facility inspections and continuous improvement activities. We also hire independent monitors to supplement our efforts. For information regarding long-lived assets, see Note “N” to “Consolidated Financial Statements.”

Sources of Supply

Our products are manufactured from cotton, linen, wool, silk, other natural fibers, synthetics and blends of these materials. The majority of the materials used in our manufacturing operations are purchased in the form of woven or knitted finished fabrics directly from numerous offshore fabric mills or from intermediary firms that purchase unfinished or “gray” fabric from mills and then re-sell such fabric after dyeing and finishing it. In addition, many of our buttons, zippers, thread and other trim items are also purchased from offshore suppliers. We do not have long-term raw materials contracts with any of our principal suppliers.

We regard our access to offshore sources of raw materials, finished goods and outside production as adequate for our needs. We are not dependent on any single source or third party producer. No single supplier or third party producer accounts for a material portion of our purchases or business. Alternative competitive sources are available, and we do not anticipate significant difficulty in meeting our supply and outside production requirements. There are occasions, however, where we are unable to take customer orders on short notice because of the minimum lead time required to produce a garment that is acceptable to the customer with respect to cost, quantity, quality and service. We are unable to quantify the value of potential orders declined due to the inability to meet the required lead time. We believe that our required lead times are competitive by industry standards.

Logistics

We operate eight dedicated distribution centers in the United States and we also outsource distribution activities to third party logistics providers. Distribution center activities include receiving finished goods from our plants and contractors, inspecting those products and shipping them to our customers. We continually explore opportunities in all of our regions to improve efficiencies in both our in-bound and out-bound logistics activities.

INTELLECTUAL PROPERTY

Brands

We position our apparel collections under six primary brands: Tommy Bahama, Indigo Palms, Island Soft, Ben Sherman, Oxford Golf and Ely & Walker.

Tommy Bahama
Tommy Bahama is an aspirational lifestyle brand that defines elegant tropical living with men’s and women’s sportswear, swimwear, accessories and a complete home furnishings collection.

Indigo Palms
Indigo Palms is a collection of denim related sportswear that’s infused with an island attitude. Appealing to a modern, sophisticated, quality conscious customer, Indigo Palms offers the finest fabrics, treatments and styling in a luxurious yet casual collection for men and women.

Island Soft
Island Soft takes a sophisticated, more fashion-minded approach to sportswear. This upscale men’s collection offers a more dressed up alternative, featuring a group of innovative jacket/blazer hybrids, as well as trousers, shirts, sweaters and outerwear.

Ben Sherman
The Ben Sherman collection was established in 1963. It targets 19 to 35-year-old men and women. The Ben Sherman collection has a long heritage as a modern, young men’s shirt brand that has evolved into its current irreverent global lifestyle for youthful-thinking men and women.

Oxford Golf
The Oxford Golf line was launched in the Fall of 2003 by the Menswear Group. It appeals to a sophisticated golf apparel customer with a taste for high quality, attention to detail and beautiful styling.

Ely & Walker brands
Brands in this line include Ely, Cattleman, Ely Casuals®, and Cumberland Outfitters, which are targeted toward a western-style shirt and sportswear consumer.

Licenses

We have the right to use trademarks under license and design agreements with the trademarks’ owners. Principal trademarks we have the right to use are:

•	Tommy Hilfiger for men’s dress shirts and men’s and women’s golf apparel;

•	Nautica for men’s tailored suits, sportcoats and dress slacks;

•	Oscar de la Renta for men’s tailored suits, sportcoats, vests, and dress and casual slacks;

•	Geoffrey Beene for men’s tailored suits, sportcoats, vests and dress slacks;

•	Slates and Dockers for men’s tailored sportcoats and suit separates;

•	Cubavera and Havanera for men’s Latin-inspired tailored clothing; and

•	Evisu for men’s and women’s apparel and footwear.

Although we are not dependent on any single license or design agreement, we believe our license and design agreements in the aggregate are of significant value to our business.

The above mentioned license and design agreements will expire at various dates through our fiscal 2012 year. Many of our licensing agreements are eligible for renewal to extend the licenses through various dates from our fiscal 2004 through 2009 years.

As shown in the table below, we offer numerous products through license arrangements with companies to use our Tommy Bahama trademark. The licenses below expire at various dates and in some cases may be renewed or extended by the licensee at their options as long as they have met certain obligations and goals provided in our agreement.

Product Category	Licensee
Women’s handbags and small leather goods	Accessory Design Holdings, Inc.
Men’s and women’s watches	Advance Watch Company, Ltd.
Men’s and women’s eyewear	Altair Eyewear, Inc.
Women’s swimwear	Apparel Ventures, Inc.
Sailing yachts	Beneteau USA Inc.
Outdoor furniture	Brown Jordan International, Inc.
Ceiling fans	Emerson Air Comfort Products, a division of Emerson Electric Co.
Men’s and women’s fragrance	Gemini Cosmetics, Inc.
Indoor furniture	Lexington Furniture Industries, Inc.
Men’s and women’s neckwear	Paradise Neckwear Company, LLC
Men’s and women’s shoes, belts and socks	Paradise Shoe Company, LLC
Bed linens and accessories	Sferra Bros. Ltd.
Rugs	Shaw Industries, Inc.

Trademarks

We own trademarks, which are very important to our business. Our trademarks are subject to registrations and pending applications throughout the world for use on a variety of items of apparel, apparel-related products, home furnishings and beauty products, as well as in connection with retail services. We continue to expand our worldwide usage and registration of related trademarks. In general, trademarks remain valid and enforceable as long as the marks are used in connection with the products and services and the required registration renewals are filed. We regard the license to use the trademarks and our other proprietary rights in and to the trademarks as valuable assets in marketing our products and, on a worldwide basis, continuously seek to protect them against infringement. As a result of the appeal of our trademarks, our products have been the object of counterfeiting. We have an enforcement program to control the sale of counterfeit products in the United States and in major markets abroad.

In markets outside of the United States, our rights to some or all of our trademarks may not be clearly established. We may experience conflicts with various third parties which have acquired ownership rights in certain trademarks, which may impede our use and registration of our principal trademarks in international markets. While such conflicts are common and may arise again from time to time as we continue our international expansion, we intend on resolving such conflicts through both legal action and negotiated settlements with third-party owners of the conflicting trademarks.

SEASONAL ASPECTS OF BUSINESS AND ORDER BACKLOG

Seasonal Aspects of Business

Although our various product lines are sold on a year-round basis, the demand for specific products or styles may be highly seasonal. For example, the demand for golf and Tommy Bahama products is higher in the spring and summer seasons. Products are sold prior to each of our retail selling seasons, including spring, summer, fall and holiday. As the timing of product shipments and other events affecting the retail business may vary, results for any particular quarter may not be indicative of results for the full year. The percentage of net sales distribution by quarter for fiscal 2004 were 22%, 23%, 25% and 30%, and the net earnings by quarter for fiscal 2004 were 17%, 17%, 24% and 42%.

Order Backlog

As of May 28, 2004 and May 30, 2003, we had booked orders amounting to $241.5 million and $124.8 million, respectively, substantially all of which will be or were shipped within six months after each such date. These numbers represent only store orders on hand and do not include private-label contract balances. The excluded private-label contract balances are the portion of our private-label customers’ seasonal commitments for which we have not yet received a specific purchase order that includes exact quantities and shipping dates. Once we receive a specific purchase order, the dollar value of such order is included in our booked orders. A significant portion of our business consists of at-once EDI “Quick Response” programs with large retailers. Replenishment shipments under these programs generally possess such an abbreviated order life as to exclude them from the order backlog completely. We therefore do not believe that this backlog information is indicative of sales to be expected for the following year.

COMPETITION

We sell our products in a highly competitive domestic market in which numerous United States-based and foreign manufacturers compete. No single manufacturer or small group of manufacturers dominates the apparel industry. We believe we are one of the largest designers, manufacturers, marketers and wholesalers of consumer apparel products in the United States, but there are other apparel firms with greater sales and financial resources.

Competition within the apparel industry is based upon styling, marketing, price, quality, customer service and, with respect to branded and designer product lines, consumer recognition and preference. We believe we compete effectively with other members of the industry with regard to all of these factors. Successful competition in styling and marketing is related to our ability to foresee changes and trends in fashion and consumer preference and to present appealing product programs to our customers. Successful competition in price, quality and customer service is related to our ability to maintain efficiency in production, sourcing and distribution. Successful competition with respect to branded and designer product lines is related to the high consumer recognition and loyalty that our owned and licensed brands enjoy.

Substantially all of the apparel sold by us and our principal competitors is produced outside the United States. Most of the apparel sold by us and some of our competitors is sold to customers on a landed, duty-paid basis after it is imported into the United States. Some of our private label competitors sell apparel to their customers, many of whom are also our customers, on a direct basis in which the customer takes ownership in the country of production. In this direct sourcing scenario, the customer handles the in-bound logistics and customs clearance. Direct sourcing presents a competitive challenge to us in our private label business as our customers purchase apparel directly from the third party producers instead of from us. We are not able to quantify the impact that direct sourcing has had on our net sales or margins, but as many of our major customers purchase an increasing percentage of their apparel on a direct basis the opportunities to sell on a delivered, duty paid basis are reduced.

We believe that the relative price advantage to retailers of direct sourcing is offset, to some extent, by several factors. First, our ownership or joint venture participation in, or long-term relationships with, foreign facilities enables us to offer the retailers better and more consistent quality, better adherence to delivery schedules and a more reliable flow of more accurate information than that which is available to them from many of the facilities that offer them direct sourcing. In addition, we believe the services we provide in the areas of product development and design and supply chain management offset, to some extent, the relative price advantage of direct sourcing. We continue to upgrade and streamline our supply chain management technology and information systems, which we believe will enable us to continue to effectively compete against the direct sourcing alternative. In addition, in recent years we have successfully transitioned some of our business to a direct sales basis. Direct sales represented approximately 4% of our net sales in fiscal 2004.

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

TRADE REGULATION

International trade agreements, trade preference arrangements and trade legislation are important because most apparel imports into the United States are highly restricted. There are two key types of restrictions. First, there are duties levied on the value of imported apparel. The duty rates on the cotton and wool product categories that cover the majority of our products range from 15 to 20%. Silk products represent a major portion of our Tommy Bahama line and are generally subject to duty rates less than 5%. Second, the United States has implemented restrictive quotas on the importation of many classifications of textiles and apparel products from most of the major apparel-producing countries, including most of the countries where we produce apparel and including the cotton and wool product categories that cover the majority of our products. These quota restraints place numerical limits on the quantity of garments that may be imported into the United States in a given year on a by country and by product category basis. The effect of these quotas is to limit the amount of apparel that can be sourced in the countries that offer the most competitive fabrics and most competitive apparel manufacturing. As a result, a substantial portion of cotton and wool apparel imported into the United States is sourced from countries that would not be the most competitive producers in the absence of quotas. Silk products are not subject to quota restraints.

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

The ATC requires that importing countries gradually phase out over a ten-year period approximately half of the restrictive quotas on the importation of textiles and apparel products that were in place on December 31, 1994. The remaining quotas are to be eliminated on January 1, 2005. However, the ATC gives importing countries, such as the United States, significant discretion in determining when during the ten-year period quotas on particular products from particular countries will be eliminated. The United States has kept quotas on most of the products produced by us for the entire ten-year period. All quotas among World Trade Organization (“WTO”) member countries are scheduled to be eliminated on January 1, 2005.

When the ATC is fully implemented on January 1, 2005, the competitiveness of many countries as apparel sourcing locations will change significantly. Currently, we believe that the presence of quotas imposes a non-market restriction on where apparel is sourced and prevents a substantial portion of apparel destined for the United States market from being sourced in the countries that offer the most competitive fabric and the most competitive apparel garment manufacturing. We believe that generally the most competitive fabrics and apparel manufacturing, absent the non-market restrictions created by quotas, are in Asia and the Indian sub-continent. Consequently, we believe that the elimination of quotas will result in reduced apparel sourcing in the western hemisphere and increased apparel sourcing in Asia and the Indian sub-continent. The market forces that are likely to shift apparel sourcing out of the western hemisphere upon the elimination of quotas may be partially offset by the reduced or zero duty rates offered by free trade agreements and trade preference programs applicable to Israel, Jordan and various countries in Sub-Saharan Africa, the Caribbean Basin and Latin America. In addition, under the terms of China’s WTO accession agreement, the United States and other importing countries are permitted under certain circumstances to re-impose quotas on China after January 1, 2005. To the extent countries in Latin America and the Caribbean Basin lose competitiveness, we may reduce the number of owned and contract facilities that we use in that region.

Currently, there are various free trade agreements and trade preference legislation that provide apparel importers including us with relief from duties and quotas. These include, but are not limited to, the United States-Caribbean Basin Trade Partnership Act, the African Growth and Opportunity Act, the North American Free Trade Agreement, the Israel Free Trade Agreement and the Andean Trade Promotion and Drug Eradication Agreement. The proposed United States-Central American Free Trade Agreement, Chile Free Trade Agreement, Dominican Republic Free Trade Agreement and Free Trade of the Americas Agreement may also affect our manufacturing and sourcing agreements in the future to the extent any of them are implemented. We believe that by selecting the locations where we produce or source our products based in part on trade regulations, we are effective and will continue to be effective in using various trade preference agreements and legislation to our competitive advantage.

We believe that with respect to most of our production, we will continue to be able to source from the most competitive countries because of the flexibility of our manufacturing and sourcing base. This flexibility is provided by the fact that while we have long-term relationships with many of our contract manufacturers, we do not have long-term contractual commitments to them and are able to move our production to alternative locations if competitive market forces so dictate. In addition, it would be relatively inexpensive for us to shut down one or more of our owned factories if such action is required to meet the competitive demands of the marketplace. The relative ease with which we can exit our currently owned and contract manufacturing facilities, if necessary, provides us with the ability to shift our production relatively quickly as different countries become more productive.

EMPLOYEES

As of May 28, 2004, we employed 8,439 persons, of whom 3,088 were employed in the United States. Approximately 67% of our employees were hourly and incentive paid production workers. We believe our employee relations are excellent.

AVAILABLE INFORMATION

Our internet address is www.oxfordinc.com. Under “Investor Relations” on the home page of our website at www.oxfordinc.com, we have provided a link to the SEC’s website where, among other things, our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available once we electronically file such material with, or furnish it to, the SEC.

In addition, we will provide, at no cost, paper or electronic copies of our reports and other filings made with the SEC. Requests should be directed to:

Investor Relations Department
Oxford Industries, Inc.
222 Piedmont Avenue, N.E.
Atlanta, GA 30308
info@oxfordinc.com

The information on the website listed above, is not and should not be considered part of this annual report on Form 10-K and is not incorporated by reference in this document. This website is and is only intended to be an inactive textual reference.

Item 2. Properties.

Our principal executive offices are located at 222 Piedmont Avenue, N.E. in Atlanta, Georgia.

Our manufacturing, distribution and administrative functions are conducted in both leased and owned facilities. We have:

•	13 distribution centers;

•	9 manufacturing facilities;

•	13 administrative offices; and

•	8 other facilities that combine distribution, manufacturing and administrative offices.

We also lease space for our restaurants, retail and outlet stores, showrooms, warehouses and office space in various domestic and international locations.

The leases for our non-retail or restaurant facilities provide for aggregate annual rentals of approximately $ 7.9 million in fiscal 2004. We anticipate that we will be able to extend those leases to the extent that they expire in the near future on terms satisfactory to us or, if necessary, locate substitute facilities on acceptable terms.

As of May 28, 2004, the Company operated 42 retail stores or retail stores and restaurants, which provide for aggregate annual rentals of approximately $13 million. We anticipate that we will be able to extend those leases to the extent that they expire in the near future on satisfactory terms or relocate to desirable locations.

Item 3. Legal Proceedings.

From time to time, we are a party to litigation arising in the ordinary course of business. We are not currently a party to any litigation that we believe could reasonably be expected to have a material adverse effect on our financial position, results of operations or cash flows.

The Greenville, Georgia facility for Menswear Group, was found to have a boiler drainage sump that contained a hazardous waste, perchloroethylene. On July 20, 1994, Oxford entered into a consent order with the Georgia Environmental Protection Department, or EPD.

In December of 2001, the EPD visited the Greenville, Georgia facility to assess the site to see if the necessary baseline cleanup indicators had been met. The final report from the Hazardous Waste Management Branch of the EPD states that the Greenville, Georgia facility meets the required environmental indicators to make the determination that the groundwater contamination is controlled at this facility. Oxford must continue to monitor the facility every three (3) years. Oxford and the EPD have agreed to conduct sampling tests every three years of the monitoring wells located on the site. Oxford has provided a Groundwater Monitoring Plan to the EPD and the EPD has approved this plan.

Since 1994 Oxford has continued to comply with the conditions of the consent order.

Amounts incurred with respect to this matter since inception are immaterial and were charged to operations.

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity and Related Matters

Our Common Stock is listed and traded on the New York Stock Exchange under the symbol “OXM.” As of May 28, 2004, there were 480 record holders of our Common Stock.

The table below sets forth, for each of the periods indicated below, the high and low sales prices per share of our Common Stock (adjusted to reflect our two-for-one stock split on December 1, 2003) as reported on the New York Stock Exchange Composite Tape.

	High	Low
Fiscal 2004
Fourth Quarter	$47.50	$35.00
Third Quarter	$44.69	$29.60
Second Quarter	$35.83	$28.65

	High	Low
First Quarter	$30.65	$19.52
Fiscal 2003
Fourth Quarter	$20.45	$11.52
Third Quarter	$13.27	$11.01
Second Quarter	$13.13	$9.75
First Quarter	$14.40	$10.30

We paid a cash dividend of $0.12 per share on May 29, 2004, which was the 176th consecutive quarterly dividend we have paid since we became a public company in July 1960. Our future dividend policy will continue to depend on the following factors and other factors considered relevant by our Board of Directors:

•	earnings,

•	capital requirements,

•	financial condition,

•	restrictions imposed by agreements related to our indebtedness,

•	availability of dividends from subsidiaries,

•	receipt of funds in connection with repayment loans to subsidiaries or advances from operating subsidiaries, and

•	tax laws.

During the fourth quarter of fiscal 2004, we did not repurchase any shares of our Common Stock.

Equity Compensation Plan Information

Number of
securities
remaining available
	Number of		for future issuance
	securities to be		under equity
	issued upon	Weighted-average	compensation plans
	exercise of	exercise price of	(excluding
	outstanding	outstanding	securities
	options, warrants	options, warrants	reflected in column
Plan category	and rights	and rights	(a))
Equity compensation plans approved by security holders*	1,003,920	$19	1,547,766
Equity compensation plans not approved by security holders	0	0	0
Total	1,003,920	$19	1,547,766

*	For descriptions of our equity compensation plans. See Note “I” to the Consolidated Financial Statements in Item 8 and “Executive Compensation — Stock-Based Plans” in Item 11.

Item 6. Selected Financial Data.

Oxford Industries, Inc. and Subsidiaries
SELECTED FINANCIAL DATA

	Year Ended
	May 28, 2004	May 30, 2003	May 31, 2002	June 1, 2001	June 2, 2000
	($ and shares in thousands, except per share amounts)
Net sales	$1,116,552	$764,602	$677,264	$812,495	$839,533
Cost of goods sold	776,108	604,891	544,016	663,484	685,841
Gross profit	340,444	159,711	133,248	149,011	153,692
Selling, general and administrative expenses	258,545	124,362	115,729	119,390	112,056
Royalties and other operating income	5,114	—	—	—	—

	Year Ended
	May 28, 2004	May 30, 2003	May 31, 2002	June 1, 2001	June 2, 2000
	($ and shares in thousands, except per share amounts)
Operating income	87,013	35,349	17,519	29,621	41,636
Interest, net	23,913	1,935	243	4,870	3,827
Earnings before income taxes	63,100	33,414	17,276	24,751	37,809
Income taxes	23,384	13,087	6,704	9,405	14,368
Net earnings	39,716	20,327	10,572	15,346	23,441
Basic earnings per common share	2.47	1.35	0.71	1.03	1.52
Basic weighted average shares outstanding	16,100	15,035	14,987	14,932	15,436
Diluted earnings per common share	2.38	1.34	0.70	1.03	1.51
Diluted weighted average shares outstanding	16,699	15,143	15,099	14,970	15,502
Dividends	7,285	6,314	6,304	6,249	6,444
Dividends per share	0.45	0.42	0.42	0.42	0.42
Total assets	694,817	494,365	250,513	263,240	334,058
Long-term obligations	198,814	198,586	139	399	40,513
Shareholders’ equity	238,977	189,365	175,201	168,940	164,314
Capital expenditures	14,143	2,051	1,528	4,332	5,927
Depreciation and amortization	18,411	5,937	8,888	9,249	9,393
Amortization of deferred financing costs	2,654	50	—	—	—
Book value per share at year-end	14.74	12.59	11.66	11.41	10.74
Return on average shareholders’ equity	18.5%	11.2%	6.1%	9.2%	14.7%
Return on average total assets	6.7%	5.5%	4.1%	5.1%	7.0%

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our “Consolidated Financial Statements” and the “Notes to Consolidated Financial Statements”contained in this report.

OVERVIEW

We are engaged in the design, production and sale of consumer apparel for men, women and children. Our principal markets and customers are located primarily in the United States. We manufacture our products in our owned manufacturing facilities, through our joint venture partners and by sourcing these products from third party producers. We distribute our products through our wholesale customers and through our own retail stores.

The most significant factor impacting our results of operations for the current year was the completion of the acquisition of Viewpoint International, Inc., which we operate as the Tommy Bahama Group. On June 13, 2003, we acquired all of the outstanding capital stock of Tommy Bahama. The purchase price of the transaction consists of $240 million in cash, $10 million in Oxford common stock and up to $75 million in contingent payments subject to the Tommy Bahama Group achieving certain performance targets. The $75 million in contingent payments may include, at the option of the selling stockholders for the first two years, up to $12.5 million in our Common Stock valued at $12.88 per share (see Note “O” of “Notes to Consolidated Financial Statements”). The transaction was financed by a $200 million private placement of senior unsecured notes completed on May 16, 2003 and a $275 million senior secured revolving credit facility closed on June 13, 2003. Tommy Bahama owns the Tommy Bahama lifestyle brand under which it markets a wide array of products and services including apparel, footwear, accessories, home furnishings and restaurants.

We effected a two-for-one stock split in the form of a 100% stock dividend, payable December 1, 2003, to shareholders of record on November 17, 2003. Shareholders received one additional share of the Company’s common stock for each share of the Company’s common stock held on the record date. All share and per share amounts have been adjusted for the stock split.

On July 30, 2004, we acquired Ben Sherman Limited, which we will operate as part of our Menswear Group. Ben Sherman is a London-based designer, distributor and marketer of branded sportswear, accessories, and footwear. The purchase price for Ben Sherman was £80 million, or approximately $145 million, plus associated expenses. The acquisition was financed with cash on hand and borrowings under our new revolving credit facility.

In conjunction with the acquisition of Ben Sherman, our senior revolver was amended and restated on July 28, 2004 and increased to $280 million with a syndicate of eight financial institutions. The maturity date was extended to July 28, 2009. On July 30, 2004, our Ben Sherman subsidiary entered into a £12 million senior secured revolving credit facility to provide for seasonal working capital requirements and general corporate purposes.

RESULTS OF OPERATIONS

The following table sets forth the line items in the Consolidated Statements of Earnings data both in dollars and as a percentage of net sales. The table also sets forth the percentage change of the data as compared to the prior year. We have calculated all percentages set forth below based on actual data, but percentage columns may not add due to rounding. Certain prior year information has been restated to be consistent with fiscal year 2004 presentation. Fiscal 2002 and 2003 exclude the Tommy Bahama Group. Fiscal 2004 results include the Tommy Bahama Group from June 13, 2003 through May 28, 2004, or 50 of 52 weeks of the year.

	Fiscal Year
	2004	2003	2002
	($ in thousands)

Net sales	$1,116,552	$764,602	$677,264
Cost of goods sold	776,108	604,891	544,016

Gross profit	340,444	159,711	133,248
Selling, general & administrative	251,836	124,285	113,630
Amortization of intangibles	6,709	77	2,099
Royalties & other operating income	5,114	—	—

Operating income	87,013	35,349	17,519
Interest expense, net	23,913	1,935	243

Earnings before income taxes	63,100	33,414	17,276
Income taxes	23,384	13,087	6,704

Net earnings	$39,716	$20,327	$10,572

	Fiscal Year			% Change
% of Net Sales	2004	2003	2002	'03-'04	'02-'03
Net sales	100.0%	100.0%	100.0%	46.0%	12.9%
Cost of goods sold	69.5%	79.1%	80.3%	28.3%	11.2%

Gross profit	30.5%	20.9%	19.7%	113.2%	19.9%
Selling, general & administrative	22.6%	16.3%	16.8%	102.6%	9.4%
Amortization of intangibles	0.6%	N/A	0.3%	N/A	(96.3%)
Royalties & other operating income	0.5%	N/A	N/A	N/A	N/A

Operating income	7.8%	4.6%	2.6%	146.2%	101.8%

	Fiscal Year			% Change
% of Net Sales	2004	2003	2002	’03-’04	’02-’03
Interest expense, net	2.1%	0.3%	N/A	N/A	N/A

Earnings before income taxes	5.7%	4.4%	2.6%	88.8%	93.4%
Income taxes	2.1%	1.7%	1.0%	78.7%	95.2%

Net earnings	3.6%	2.7%	1.6%	95.4%	92.3%

ACQUISITION

In May 2003, we completed a $200 million private placement of senior unsecured notes to finance the acquisition of the Tommy Bahama Group. The notes bear interest at 8.875%, have an 8-year life, and were sold at a discount of 0.713% to par, or $1.4 million, to yield an effective interest rate of 9.0%. The terms of the notes include certain limitations on additional indebtedness and certain other transactions. Additionally, we are subject to certain customary financial covenants. The net proceeds from the senior notes of $198.6 million were placed in escrow pending the closing of the acquisition. There was $7.1 million in debt issuance cost incurred in issuing the senior notes, which are being amortized over the life of the notes.

In June 2003, we acquired all of the outstanding capital stock of the Tommy Bahama Group for a purchase price consisting of $240 million in cash, $10 million worth of our Common Stock and up to $75 million in contingent payments subject to the Tommy Bahama Group achieving certain performance targets. The $75 million in contingent payments may include, at the option of the selling stockholders during the first two years, up to $12.5 million in our Common Stock valued at $12.88 per share (see Note “O” of “Notes to Consolidated Financial Statements").

In June 2003, we also entered into a $275 million senior secured revolving credit facility (senior revolver), which has a five year term and bears interest, at our option, at rates determined from time to time based upon (1) the higher of the federal funds rate or the applicable prime rate plus a spread or (2) London Interbank Offered Rate (“LIBOR”) plus a spread. Borrowings under the senior revolver are subject to a borrowing base calculation based on our accounts receivable, inventories and real property. There were $7.4 million in debt issuance costs incurred for the senior credit facility. We terminated our $65 million accounts receivable securitization program prior to entering into this credit facility.

For more information regarding the senior unsecured notes or senior revolver, please refer to the discussion regarding “Liquidity and Capital Resources.”

In June 2003, in connection with the completion of the Tommy Bahama acquisition, the net proceeds from our $200 million senior notes offering were released from escrow. We used the net proceeds from our senior notes offering, together with limited borrowings under our senior revolver and cash on hand, to finance the cash portion of the purchase price of the acquisition.

The purchase price allocation, inclusive of the allocation of contingent consideration of $22.8 million in the fourth quarter of fiscal 2004, resulted in goodwill of $109.6 million and other intangible assets including trade names, license agreements, customer relationships and covenants not to compete. Intangible assets with indefinite lives include trademarks valued at $127.8 million and will not be amortized. Intangible assets with finite lives include license agreements, customer relationships and covenants not to compete. The license agreements, customer relationships and covenants not to compete are valued at $25.6 million and are being amortized using useful lives of 4 to 15 years, using methods which reflect the pattern in which the economic benefits of the assets are consumed or otherwise realized. Based on the purchase price allocation, $1.7 million was amortized for each quarter of this fiscal year, or $6.6 million for all of fiscal year 2004. Amortization expense is projected to be $5.6 million for fiscal year 2005, $4.2 million for fiscal year 2006, $3 million for fiscal year 2007, $2.2 million for fiscal 2008 and $1 million for fiscal 2009.

SEGMENT DEFINITION

During the second quarter of fiscal 2004, we reorganized the components of our business for purposes of allocating resources and assessing performance. As a result of this reorganization, the Oxford Shirt Group, Lanier Clothes and Oxford Slacks, which were previously reportable segments, were combined to become the Menswear Group. Prior year amounts were restated to conform to the current segment presentation. The Womenswear Group and the Tommy Bahama Group remain unchanged. The Menswear Group produces branded and private label dress shirts, sport shirts, dress slacks, casual slacks, suits, sportscoats, suit separates, walkshorts, golf apparel, jeans, swimwear, footwear and headwear. The Womenswear Group produces private label women’s sportswear separates, coordinated sportswear, outerwear, dresses and swimwear. The Tommy Bahama Group produces lifestyle branded casual attire, operates retail stores and restaurants, and licenses its brands for accessories, footwear, furniture, and other products. Corporate and Other is a reconciling category for reporting purposes and includes our corporate offices, LIFO inventory accounting adjustments and other costs that are not allocated to the operating groups. LIFO inventory calculations are made on a legal entity basis, which do not correspond to our segment definitions. Therefore, LIFO inventory accounting adjustments are not allocated to the operating segments. Segment results are as follows:

	Fiscal Year			Percent Change
	2004	2003	2002	’03 -’04	’02 -’03
	($ in thousands)
Net Sales
Menswear Group	$448,800	$455,516	$423,133	(1.5)%	7.7%
Womenswear Group	297,865	308,762	253,723	(3.5)%	21.7%
Tommy Bahama Group	369,148	—	—	N/A	N/A
Corporate and Other	739	324	408	128.1%	(20.6)%

Total	$1,116,552	$764,602	$677,264	46.0%	12.9%

	Fiscal Year			Percent Change
	2004	2003	2002	’03 -’04	’02 -’03
	($ in thousands)
Operating Income
Menswear Group	$41,915	$27,837	$16,042	50.6%	73.5%
Womenswear Group	11,583	17,321	9,538	(33.1)%	81.6%
Tommy Bahama Group	50,644	—	—	N/A	N/A
Corporate and Other	(17,129)	(9,809)	(8,061)	(74.6)%	(21.7)%

Total	$87,013	$35,349	$17,519	146.2%	101.8%

*	For further information regarding our segments, see Note “N” of “Notes to Consolidated Financial Statements”.

FISCAL 2004 COMPARED TO FISCAL 2003

Total Company

Net sales increased 46.0% from $764.6 million in fiscal 2003 to $1,116.6 million in fiscal 2004. We generated a 23.5% increase in the average selling price per unit and a 15.2% increase in unit sales. The increase in the average selling price per unit was due to the higher average selling price per unit of Tommy Bahama merchandise. The increase in unit sales was almost entirely due to the acquisition of the Tommy Bahama Group. Our pre-acquisition business experienced a 3.5% decline in the average selling price per unit and an increase of 1.3% in unit sales.

Cost of goods sold for fiscal 2004 was $776.1 million or 69.5% of net sales, compared to $604.9 million or 79.1% of net sales in fiscal 2003. The relative decline in cost of goods sold was primarily due to the acquisition of the Tommy Bahama Group with its relatively lower cost of goods sold. Our gross margins may not be directly comparable to those of our competitors, as income statement classifications of certain expenses may vary by company.

Selling, general and administrative expenses (“SG&A”) increased from $124.3 million or 16.3% of net sales in fiscal 2003 to $251.8 million or 22.6% of net sales in fiscal 2004. The increase in SG&A was primarily due to the acquisition of the Tommy Bahama Group with its relatively higher SG&A expense structure, partially offset by the decline in SG&A due to the wind-down of Izod Club Golf (see Note “H” of “Notes to Consolidated Financial Statements”).

Amortization of intangible assets increased from $77 thousand in fiscal 2003 to $6.7 million in fiscal 2004. All of the increase in the amortization of intangible assets was due to the acquisition of the Tommy Bahama Group.

Royalties and other operating income is primarily licensing income from licensing the Tommy Bahama brand.

Interest expense increased from $1.9 million in fiscal 2003 to $23.9 million in fiscal 2004. The increase in interest expense was due to the interest on debt incurred to finance the acquisition of the Tommy Bahama Group and the amortization of deferred financing costs related to the acquisition.

The effective tax rate was approximately 37.1% in the fiscal 2004 and 39.2% in fiscal 2003. Variations in the effective tax rate are primarily attributable to the acquisition of the Tommy Bahama Group and the relative distribution of pre-tax earnings among the various taxing jurisdictions in which we operate.

Segment Results

Menswear Group

The Menswear Group reported a 1.5% decline in net sales from $455.5 million in fiscal 2003 to $448.8 million in fiscal 2004. The decline resulted from a 5.0% decline in the average selling price per unit partially offset by a 3.7% increase in unit sales. An increase in unit sales to the mass merchant distribution channel was largely offset by a decline in sales to Sears and the wind-down of Izod Club Golf. The decline in shipments to Sears was due to initial shipments to stores in the prior year to establish base inventory levels of Lands’ End merchandise. The decline in the average selling price per unit was due to product/customer mix. Increased sales to mass merchants, with a lower average selling price per unit, replaced sales to distribution channels with a higher average selling price per unit. Operating income increased from $27.8 million in the prior year to $41.9 million in the current year. The improvement in operating income was due to lower inventory markdowns, improved manufacturing capacity utilization and reduced SG&A. The reduction in SG&A was primarily due to the wind-down of Izod Club Golf.

Womenswear Group

The Womenswear Group reported a 3.5% decline in net sales from $308.8 million in fiscal 2003 to $297.9 million in fiscal 2004. The decline in net sales resulted from a 3.5% decline in the average selling price per unit on flat unit sales. Sales to Kmart in fiscal 2003 were approximately $8.6 million compared to none in fiscal 2004. Our sales to Wal-Mart also declined in fiscal 2004. We believe that growth in sales and profitability with Wal-Mart over the next few quarters will be difficult to achieve due to its increasing emphasis on direct sourcing and its planned reduction in its offering of women’s apparel. These sales declines were partially offset by increased sales to other customers in the chain and mass merchant distribution channels. The decline in the average selling price per unit was primarily due to the product/customer mix within the mass merchant distribution channel. Operating income declined from $17.3 million in fiscal 2003 to $11.6 million in fiscal 2004. The impact of the decline in net sales on operating income was partially offset by improved manufacturing capacity utilization. SG&A was relatively unchanged.

Tommy Bahama Group

The Tommy Bahama Group reported net sales of $369.1 million for fiscal 2004. Operating results of Tommy Bahama have been included since the date of acquisition and represent the 50 weeks ending May 28, 2004. Sales were comprised of wholesale shipments to upscale department and specialty stores and retail sales through company-owned retail stores and retail/restaurant compounds. Licensing income product categories primarily include home furnishings, swimwear, shoes, neckwear and watches. At May 28, 2004, Tommy Bahama Group’s operations include 42 retail stores (including four outlets and seven retail/restaurant compounds). The Tommy Bahama Group reported operating income of $50.6 million, which includes $6.6 million in amortization of intangible assets due to acquisition accounting rules.

Corporate and Other

The Corporate and Other operating loss increased $7.3 million from $9.8 million in fiscal 2003 to $17.1 million in fiscal 2004. The increase in the operating loss was due to increased LIFO inventory accounting charges of $5.9 million and increased employment costs of $1.8 million. The operating loss in fiscal 2003 included $1.1 million of acquisition due diligence costs. The due diligence costs relate to Tommy Bahama initial negotiations that had been discontinued at that time.

FISCAL 2003 COMPARED TO FISCAL 2002

Total Company

Net sales for fiscal 2003 were $764.6 million, an increase of 12.9% from net sales of $677.3 million in fiscal 2002. The increase was due to a 24.3% increase in the number of units shipped offset by a 9.1% decline in the average selling price per unit. The increase in unit sales extended to all operating segments and was primarily due to growth in mass merchant and chain store channels of distribution, and included the rollout of Lands’ End apparel into selected Sears stores. The decline in the average selling price per unit was due to a shift in product mix towards a higher proportion of lower priced products as a result of the increase in shipments to the mass merchant distribution channel and continued year-to-year deflation in apparel prices.

Cost of goods sold for fiscal 2003 was $604.9 million, or 79.1% of net sales, compared to $544 million or 80.3% of net sales in fiscal 2002. The relative decline in cost of goods sold was due to the continuation of more cost-effective sourcing and improved manufacturing efficiencies. We were able to obtain product at a lower cost per unit while also satisfying quality standards and time constraints. Reductions in manufacturing capacity in Mexico and the Caribbean Basin and increased sales enabled us to more efficiently utilize our remaining capacity, which helped lower our manufacturing cost per unit.

SG&A increased $10.7 million or 9.4% from $113.6 million in fiscal 2002 to $124.3 million in fiscal 2003. As a percentage of net sales, SG&A declined from 16.8% in the prior year to 16.3% in the current year. SG&A, in fiscal 2003, included incentive compensation costs of $10.2 million compared to $2.2 million in the prior year, $2.6 million of costs to close the Izod Club Golf operations, which are detailed more fully in the Menswear Group segment discussion below, and $1.1 million of acquisition due diligence costs. The due diligence costs relate to earlier negotiations with the Tommy Bahama Group (which were discontinued at that time). Included in SG&A in fiscal 2002 were $2.4 million in losses from the sales of pre-petition Kmart receivables, approximately $1 million of financing costs reflected as SG&A expense for our accounts receivable securitization facility.

Amortization of intangible assets declined from $2.1 million in fiscal 2002 to $77,000 in fiscal 2003. Fiscal 2002 included a charge of approximately $2 million related to goodwill amortization. With the adoption of SFAS No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”) in fiscal 2003, goodwill ceased to be amortized.

Interest expense increased from $0.2 million in fiscal 2002 to $1.9 million in fiscal 2003. In the prior year, approximately $1 million of financing costs for our trade receivable securitization facility was reflected as SG&A expense rather than interest expense. Fiscal 2003 interest expense includes acquisition interest expense of $1.8 million, of which $1 million related to a bridge financing commitment in connection with the acquisition of the Tommy Bahama Group. The bridge financing commitment was established to provide contingent financing in the event the placement of the senior notes was delayed. The bridge financing commitment was terminated upon successful completion of the senior notes offering. Costs incurred relating to this arrangement during the fourth quarter were reflected as additional interest expense.

The effective tax rate was approximately 39.2% for fiscal 2003 and 38.8% for fiscal 2002. Variations in the rate are primarily attributable to the relative distribution of pre-tax earnings among the various taxing jurisdictions in which we operate.

Segment Results

Menswear Group

The Menswear Group reported a net sales increase of 7.7% from $423.1 million in fiscal 2002 to $455.5 million in fiscal 2003. The increase resulted from a unit sales increase of 16.0% partially offset by a 7.2% decline in the average selling price per unit. The unit sales increase was primarily due to growth in the mass merchant and chain store channels of distribution and included the rollout of Lands’ End apparel into selected Sears stores, partially offset by a decline in shipments of golf products. The decline in the average selling price per unit was primarily due to a shift in product mix towards a higher proportion of lower priced products as a result of the increase in shipments to the mass merchant distribution channel and continued year-to-year deflation in apparel prices. Operating income increased from $16 million in fiscal 2002 to $27.8 million in fiscal 2003. The improvement in operating income was due to the increased sales volume, increased manufacturing efficiency and lower markdowns.

During fiscal 2002, we closed the Izod Club Golf’s European operation. Total costs incurred during the second quarter to close the European operation were approximately $1.3 million. Of the total costs incurred, approximately $0.8 million related to inventory markdowns and were recognized as additional cost of goods sold, and $0.5 million related primarily to severance costs and an increase in the allowance for doubtful accounts, which was recognized as additional SG&A. Substantially all of the costs were settled prior to year-end. Net sales for the European operation were $1.2 million in fiscal 2002 and $0.5 million in fiscal 2003.

During the year, we announced our decision to close our Izod Club Golf’s United States operation in fiscal 2004 upon completion of shipping the fall 2003 season. Total costs incurred during the fourth quarter related to the closure were approximately $3 million. Of the total costs incurred, approximately $0.9 million related to additional inventory markdowns associated with the closure, approximately $1.7 million related to a license termination fee which will be paid in four equal quarterly installments during calendar 2004, with the remaining $0.4 million related to severance and other miscellaneous costs. The costs associated with the inventory markdowns were recognized as additional cost of goods sold while all other costs incurred were recognized as additional SG&A expense. At May 30, 2003, substantially all of the amounts related to the severance had been paid, while the remaining amounts related to inventory markdowns and the termination fee will be reduced as the related inventory is sold and license fees are paid during the 2004 and 2005 fiscal years. Net sales for the United States operation were $24.5 million in fiscal 2002 and $18.1 million in fiscal 2003.

Womenswear Group

The Womenswear Group reported a sales increase of 21.7% from $253.7 million in fiscal 2002 to $308.8 million in fiscal 2003. The increase in net sales was due to a 29.3% increase in unit sales volume, partially offset by a 7.1% decline in the average selling price per unit. The increase in unit volume came primarily in the mass merchant distribution channel. The decline in the average selling price per unit was partially due to product mix within the mass merchant distribution channel and partially due to the continued deflation in apparel prices. Operating income increased 81.6% from $9.5 million in fiscal 2002 to $17.3 million in fiscal 2003. The increase in operating income was primarily due to the increased sales volume and increased leveraging of SG&A.

Corporate and Other

The Corporate and Other decline in operating income was primarily due to higher accrued incentive compensation costs due to improved financial performance of $3.3 million and acquisition due diligence costs of $1.1 million partially offset by LIFO accounting adjustments of $0.3 million. The LIFO adjustment is net of a $0.5 million charge which related to the LIFO accounting treatment of inventory markdowns taken in excess of the inventory’s LIFO cost associated with the decision to close our Izod Club Golf’s United States operation. Total inventory markdowns in excess of LIFO costs were $1.4 million. In fiscal 2002, Corporate and Other included $1 million of financing costs under our accounts receivable securitization facility and a reclassification of bad debt expense resulting in an increase in bad debt expense under Corporate and Other of approximately $1.4 million.

LIQUIDITY AND CAPITAL RESOURCES

Financing Arrangements

On May 16, 2003, we completed a $200 million private placement of senior unsecured notes to finance the acquisition of Tommy Bahama. The notes bear interest at 8.875%, have an 8-year life and were sold at a discount of 0.713%, or $1.4 million, to yield an effective interest rate of 9.0%. Interest is payable semi-annually with the principal amount due at maturity on June 1, 2011. The notes are guaranteed by all existing and future direct and indirect domestic wholly owned restricted subsidiaries of Oxford Industries, Inc. The senior notes indenture restricts our ability to incur additional indebtedness or liens, to enter into lease or hedging arrangements, to make investments and acquisitions, to sell assets, to pay dividends and to pay amounts due under the earnout agreement with the selling shareholders of the Tommy Bahama Group. The indenture also requires us to maintain a minimum consolidated fixed charge coverage ratio which is defined as the sum of consolidated net income, consolidated interest expense and non-cash charges to consolidated interest expense, calculated as applicable on a pro forma basis. We are in compliance with these covenants as of May 28, 2004.

On June 13, 2003, we entered into a $275 million senior secured revolving credit facility (senior revolver) with a syndicate of twelve financial institutions. The bank syndicate holds a security interest in substantially all of our United States assets. All domestic subsidiaries of the Company are a party to the credit agreement. The facility has a five-year term and bears interest, at our option, at rates determined from time to time based upon (1) the higher of the federal funds rate or the applicable prime rate plus a spread or (2) LIBOR plus a spread. Borrowing spreads and letter of credit fees are based upon a pricing grid which is tied to a fixed charge coverage ratio, defined as the ratio of earnings before interest, taxes, amortization and depreciation minus cash taxes and capital expenditures to the sum of scheduled principal payments, interest expense, cash earnout payments and cash dividends, calculated as applicable on a pro forma basis. The borrowing spread over the applicable prime rate can vary from 0.0% to 1.00% and the borrowing spread over LIBOR can vary from 1.25% to 2.50%. As of May 28, 2004, the interest rate on borrowings under the facility was 4.5% (based on prime of 4.0% plus a spread of 0.5%).

Borrowings under the senior revolver are subject to a borrowing base calculation based on our accounts receivable, inventories and real property and may be used for working capital, the issuance of letters of credit up to $175 million and general corporate purposes. The credit agreement restricts our ability to incur additional indebtedness or liens, to enter into lease or hedging arrangements, to make investments and acquisitions, to make capital expenditures, to sell assets, to pay dividends and to pay amounts due under the earnout agreement with the selling shareholders of the Tommy Bahama Group. The credit agreement also requires us to maintain a minimum ratio of earnings before interest, taxes, depreciation and amortization to total indebtedness, as well as a minimum fixed charge coverage ratio as described above. Failure to comply with the provisions of our credit agreement and indenture could result in an acceleration of the indebtedness and a demand for immediate repayment by our lenders. We are in compliance with these covenants as of May 28, 2004 (see next paragraph for amendment and restatement of senior facility). At May 28, 2004, gross collateral availability under the senior revolver totaled $245.5 million, against which approximately $99.5 million in letters of credit and no direct borrowings were outstanding.

In conjunction with our acquisition of Ben Sherman Limited on July 30, 2004, the senior revolver was amended and restated on July 28, 2004 and increased to $280 million with a syndicate of eight financial institutions. The maturity date was extended to July 28, 2009. Under the amended senior revolver, borrowing spreads and letter of credit fees are based upon a pricing grid, which is tied to a ratio of our total debt to our earnings before interest, taxes, depreciation and amortization (EBITDA), calculated as applicable on a pro forma basis. The credit agreement also requires us to maintain certain financial ratios including the ratio of total debt to EBITDA, the ratio of senior debt to EBITDA, a fixed charge coverage ratio and an interest coverage ratio. Our borrowings under the amended senior revolver are no longer subject to a borrowing base calculation based on our accounts receivable, inventories and real property. A portion of the deferred financing fees will be written off in the first quarter of fiscal 2005 as a result of amending and restating the senior revolver.

On July 30, 2004, our Ben Sherman subsidiary entered into a £12 million senior secured revolving credit facility to provide for seasonal working capital requirements and general corporate purposes. The facility is secured by substantially all of the United Kingdom assets of Ben Sherman and bears interest at the lender’s prime or base rate plus 1.20%. The facility is repayable on demand and requires the borrower to maintain certain financial ratios including a minimum interest coverage ratio, a minimum asset coverage ratio and a minimum level of earnings before interest, taxes and intangible asset amortization.

Operating Activities

The cash flow from operating activities is primarily due to net earnings and changes in working capital. Changes in working capital are primarily monitored by analysis of the investment in accounts receivable and inventories and by the amount of accounts payable. During fiscal 2004, we generated cash from operating activities of $62.9 million primarily from net earnings and noncash charges and a slight decrease in working capital after giving effect to the acquisition of the Tommy Bahama Group. Working capital changes included decreased inventories, increased trade payables and increased accrued expenses offset by increased accounts receivable. The inventory decline occurred in our pre-acquisition businesses. Trade payables increased primarily due to extended payment terms on letter of credit purchasing commitments with suppliers for finished goods. The increase in accrued expenses was primarily due to accrued interest on the senior notes. The accounts receivable increase was due to the increase in sales in the fourth quarter.

In fiscal 2003, we generated cash from operating activities of $27.6 million, primarily from net earnings, increased trade payables and increased accrued expenses, offset by increased accounts receivable and inventories. The increase in trade payables was primarily due to the increase in inventories. The increase in accrued expenses was primarily due to increased incentive compensation costs. The accounts receivable increase was due to a slight increase in sales in the fourth quarter and a slight increase in day’s sales outstanding over the prior year. The inventory increase was due to inventory required to support increased core replenishment programs.

Investing Activities

During fiscal 2004, investing activities used $32.1 million in cash and principally represented the acquisition of the Tommy Bahama Group net of the reduction in restricted proceeds from the sale of the senior unsecured notes. Capital expenditures of $14.1 million were primarily related to new Tommy Bahama retail stores, computer equipment and software.

In fiscal 2003, investing activities used $206.1 million in cash. The increase in restricted cash in fiscal 2003 represents the net proceeds from the senior unsecured notes plus accrued interest contained in the escrow account for the acquisition of the Tommy Bahama Group. Capital expenditures were $2.1 million.

Financing Activities

During fiscal 2004, financing activities used $7.4 million in cash. This represents the amount of payments for long-term debt, payments for debt issuance costs and payments for dividends partially offset by proceeds from the issuance of common stock upon the exercise of employee stock options.

In fiscal 2003, financing activities generated $185 million in cash. This represents the net proceeds from the sale of the senior unsecured notes partially offset by payments for long-term debt, debt issuance costs and dividends.

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations are based upon our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the U. S. The preparation of these financial statements requires us to make estimates and judgements that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to bad debts, inventories, intangible assets, income taxes, contingencies and litigation and certain other accrued expenses. We base our estimates on historical experience and on various other assumptions that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Financial Reporting Release No. 60, which was released by the Securities and Exchange Commission, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. The detailed Summary of Significant Accounting Policies is included in the Notes to Consolidated Financial Statements contained in this report. The following is a brief discussion of the more significant accounting policies and methods we use.

Revenue Recognition and Accounts Receivable

We consider revenue realized or realizable and earned when the following criteria are met:

•	persuasive evidence of an agreement exists,

•	delivery has occurred,

•	our price to the buyer is fixed and determinable, and

•	collectibility is reasonably assured.

Sales are recorded net of discounts, as well as provisions for estimated returns and allowances. We estimate returns and allowances on an ongoing basis considering historical and current trends and projected seasonal results. We record these costs as a reduction to net revenue. Our historical estimates of these sales reductions have not differed materially from actual results. For accounts receivable, we estimate the net collectibility, considering both historical and anticipated trends of trade discounts and co-op advertising deductions taken by our customers, allowances we provide to our retail customers for a variety of reasons, and the possibility of non-collection due to the financial position of our customers. Credit losses are charged to SG&A.

Inventories

For segment reporting, inventory is carried at the lower of FIFO cost or market. For wholesale inventory, we estimate the amount of goods that we will not be able to sell in the normal course of business and write down the value of these goods to the recovery value expected to be realized through off-price channels yielding a normal gross margin when shipped. For Tommy Bahama retail inventory, we provide an allowance for shrinkage and goods expected to be sold below cost. If we incorrectly anticipate these trends or unexpected events occur, the results of operations could be materially affected. For consolidated financial reporting, significant portions of our inventory are valued at the lower of LIFO cost or market. LIFO inventory calculations are made on a legal entity basis, which do not correspond to our segment definitions. Therefore, LIFO inventory accounting adjustments are not allocated to the operating segments. As part of our LIFO accounting, markdowns for inventory valued at LIFO cost are deferred until the period in which the goods are sold. However, in non-routine circumstances, such as discontinuance of a product line, markdowns below the allocated LIFO reserve are not deferred. Both the LIFO reserve and the markdown deferral are reflected in Corporate and Other.

Goodwill

The evaluation of the recoverability of goodwill under SFAS 142 requires valuations of each applicable underlying business using fair value techniques and market comparable. These valuations can be significantly affected by estimates of future performance and discount rates over a relatively long period of time, market price valuation multiples and transactions in related markets. These estimates will likely change over time. Goodwill is required to be evaluated annually, or more frequently if events or changes in circumstances indicate that the carrying amount may exceed fair value. If this review indicates an impairment of goodwill balances, the amount of impairment will be recorded immediately and reported as a component of current operations. The business valuation reviews required by SFAS 142 were performed as of the end of the first quarter and indicated that no reduction of the carrying value of goodwill for our business units was required.

Intangible Assets Other than Goodwill

Intangible assets with finite lives are amortized while intangible assets with indefinite useful lives are not amortized, but tested at least annually for impairment. The valuation of the recoverability of indefinite lived intangibles can be significantly impacted by estimates of future cash flows and discount rates over a relatively long period of time, which will likely change over time. Intangible assets whose useful lives are finite are amortized over their useful lives using a method of amortization that reflects the pattern in which the economic benefits of the intangible assets are consumed or otherwise realized.

Legal and Tax Contingencies

We are involved in tax and legal proceedings, claims and litigation arising in the ordinary course of business. We periodically assess our liabilities and contingencies in connection with these matters, based upon the latest information available. For those matters where it is probable that we have incurred a loss and the loss or range of loss can be reasonably estimated, we have recorded reserves in the consolidated financial statements. In other instances, because of the uncertainties related to both the probable outcome and amount or range of loss, we are unable to make a reasonable estimate of a liability, if any. As additional information becomes available, we adjust our assessment and estimates of such liabilities accordingly.

Cost of Goods Sold

We include in cost of goods sold all manufacturing and sourcing costs and expenses incurred prior to receipt of finished goods at our distribution facilities. These costs principally include product cost, inbound freight charges, purchasing costs, internal transfer costs, as well as insurance, duty, brokers’ fees and consolidators’ fees. Our gross margins may not be directly comparable to those of our competitors, as income statement classifications of certain expenses may vary by company.

Selling, General and Administrative Expenses

We include in SG&A, costs incurred subsequent to the receipt of finished goods at our distribution facilities, such as the cost of warehousing, picking, packing, shipping and handling goods for delivery to customers. In addition, SG&A includes product design costs, selling costs, royalty costs, advertising, promoting and marketing expenses and general and administrative expenses.

Distribution Network Costs, Including Shipping and Handling

Distribution network costs, including shipping and handling, are included as a component of SG&A. Revenues received from customers for shipping and handling are included in net revenue.

Advertising

All costs associated with advertising, promoting and marketing of our products are expensed during the periods when the activities take place. Costs associated with cooperative advertising programs under which we agree to share costs of customers’ advertising and promotion expenditures are expensed when the related revenues are recognized. Advertising, promotion and marketing expenses are included in SG&A.

Seasonality

Although our various product lines are sold on a year-round basis, the demand for specific products or styles may be highly seasonal. For example, the demand for golf and Tommy Bahama products is higher in the spring and summer seasons. Products are sold prior to each of our retail selling seasons, including spring, summer, fall and holiday. As the timing of product shipments and other events affecting the retail business may vary, results for any particular quarter may not be indicative of results for the full year. The percentage of net sales distribution by quarter for fiscal 2004 were 22%, 23%, 25% and 30%, and the net earnings by quarter for fiscal 2004 were 17%, 17%, 24% and 42%.

NEW ACCOUNTING STATEMENTS

Variable Interest Entities: In December 2002, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 requires that a variable interest entity be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. We determined that we had no interests in variable interest entities. Accordingly, the adoption of FIN 46 did not have a material impact on our financial position, results of operations or liquidity.

SUBSEQUENT EVENTS

On July 30, 2004, we acquired Ben Sherman Limited, which we will operate as part of our Menswear Group. Ben Sherman is a London-based designer, distributor and marketer of branded sportswear, accessories, and footwear. The purchase price for Ben Sherman was £80 million, or approximately $145 million, plus associated expenses. The acquisition was financed with cash on hand and borrowings under our new revolving credit facility.

In conjunction with the acquisition of Ben Sherman, our senior revolver was amended and restated on July 28, 2004 and increased to $280 million with a syndicate of eight financial institutions. The maturity date was extended to July 28, 2009.

On July 30, 2004, our Ben Sherman subsidiary entered into a £12 million senior secured revolving credit facility to provide for seasonal working capital requirements and general corporate purposes.

FUTURE LIQUIDITY AND CAPITAL RESOURCES

Cash flow from operations is our primary source of liquidity. Our projected capital expenditures for fiscal 2005 are approximately $21 million. We anticipate that cash flows from operations supplemented with our amended and restated senior secured credit facility will be sufficient to fund our future liquidity requirements for fiscal 2005.

The following table summarizes our contractual cash obligations, as of May 28, 2004, by future period (see Notes “G,” “H,” and “O” of “Notes to Consolidated Financial Statements”):

	Payments due by Period
	Less than	1-3	3-5	After
	1 year	years	years	5 years	Total
	($ in thousands)
Contractual Obligations
Capital leases	$98	$48	$6	$—	$152
Long-term debt	—	—	—	198,760	198,760
Operating leases	17,370	33,093	31,638	54,084	136,185
Minimum royalty	7,424	7,061	—	—	14,485
Letters of credit	99,450	—	—	—	99,450
Contingent purchase price	4,898	25,000	37,500	—	67,398

Total	$129,240	$65,202	$69,144	$252,844	$516,430

We have no off-balance sheet arrangements.

FORWARD OUTLOOK

We anticipate fiscal 2005 sales in the range of $1.285 billion to $1.325 billion and earnings per diluted share in the range of $2.70 to $2.85. For the first quarter, we anticipate sales in the range of $275 million to $285 million and earnings per diluted share in the range of $0.37 to $0.39. For the second quarter, we anticipate sales in the range of $305 million to $315 million and earnings per diluted share in the range of $0.48 to $0.52. For the second half, we anticipate sales in the range of $705 million to $725 million and diluted earnings per common share of between $1.85 to $1.95.

UNITED STATES SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are indicated by words or phrases such as “anticipate,” “estimate,” “project,” “expect,” “believe” and similar words or phrases. Such statements are based on our current expectations and are subject to certain risks and uncertainties. Such statements include but are not limited to statements about our expected business outlook, anticipated financial and operating results, the anticipated benefits of the Tommy Bahama Group acquisition, growth of particular product lines, strategies, contingencies, financing plans, working capital needs, sources of liquidity, estimated amounts and timing of capital expenditures and other expenditures, are based on current management expectations that involve certain risks which if realized, in whole or in part, could have a material adverse effect on Oxford’s business, financial condition and results of operations, including, without limitation:

•	general economic cycles,

•	competitive conditions in our industry,

•	price deflation in the worldwide apparel industry,

•	our ability to identify and respond to rapidly changing fashion trends and to offer innovative and upgraded products,

•	the price and availability of raw materials,

•	our dependence on and relationships with key customers,

•	the ability of our third party producers to deliver quality products in a timely manner,

•	potential disruptions in the operation of our distribution facilities,

•	economic and political conditions in the foreign countries in which we operate or source our products,

•	risk associated with changes in global currency exchange rates,

•	regulatory risks associated with importing products,

•	the impact of labor disputes and wars or acts of terrorism on our business,

•	increased competition from direct sourcing,

•	our ability to maintain our licenses,

•	our ability to protect our intellectual property and prevent our trademarks, service marks and goodwill from being harmed by competitors’ products,

•	our reliance on key management,

•	our inability to retain current pricing on our products due to competitive or other factors,

•	the impact of reduced travel to resort locations on our sales,

•	risks related to our operation of restaurants under the Tommy Bahama name,

•	the integration of Ben Sherman into our company,

•	the expansion of our business through the acquisition of new businesses,

•	our ability to successfully implement our growth plans for acquired businesses,

•	our ability to open new retail stores,

•	unforeseen liabilities associated with the acquisition of acquired businesses, and

•	the factors discussed in Exhibit 99.1 to the Company’s Form 8-K, filed July 16, 2003, under the heading “Risk Factors.”

Other risks or uncertainties may be detailed from time to time in our future SEC filings. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. We disclaim any intention, obligation or duty to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ADDITIONAL INFORMATION

For additional information concerning our operations, cash flows, liquidity and capital resources, this analysis should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements contained in this report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Interest rate risk is managed through the maintenance of a portfolio of variable and fixed rate debt composed of short and long-term instruments. The objective is to maintain a cost-effective mix that management deems appropriate. We do not engage in hedging activities with respect to such risk.

We finance our capital needs through available cash, operating cash flow, letters of credit and bank revolving credit facilities.

At May 28, 2004, we had no variable rate debt. Our average variable rate borrowings for the twelve months ending May 28, 2004 were $10 million, with an average interest rate of 3.8%. If the twelve-month average interest rate increased by 10%, our interest expense would have changed by $38 thousand.

Trade Policy Risk

Under the terms of bilateral agreements between most of the major apparel exporting countries and the United States, the importation of most categories of our products is subject to quotas limiting the quantity of such products that may be imported into the United States. Utilization of these quotas is typically controlled at origin by an export license or visa system administered by the exporting country and is monitored and enforced by United States Customs and Border Protection at the time of importation. Since we own or directly control only a small portion of the quota we need, we rely on our suppliers and vendors to secure the visas or licenses required to ship our products. If our suppliers and vendors fail to secure the necessary visas or licenses as agreed with us, our supply chain could be disrupted.

If an exporting country fails to properly administer its quota and issues visas or export licenses in excess of the quantity permitted under the terms of its bilateral agreement with the United States, the goods covered by such export license or visa could be denied entry into the United States. Such a denial could disrupt our supply chain.

Since the quotas under the bilateral agreements described above are country-specific, the United States has established detailed country of origin criteria that a product must meet to be eligible to use a particular country’s quota. If we, or our vendors or suppliers fail to comply with these country of origin requirements or fail to be able to document our compliance with such requirements, our products may be denied entry into the United States. Such a denial could disrupt our supply chain.

The 1994 Agreement on Textiles and Clothing among World Trade Organization (“WTO”) countries mandates the elimination of textile and apparel product quotas for WTO countries, including the United States, on January 1, 2005. As a result, there will be changes in the international textile and apparel trade, which may significantly impact our sourcing patterns, could disrupt our supply chain and could put us at a disadvantage to our competitors.

Some of the impact of quota elimination may begin in the latter part of calendar 2004. Historically, exporting countries have been permitted under the terms of their bilateral agreements with the United States to borrow a limited amount of quota from the following year. Since there will be no quota in 2005, none is available for this type of borrowing in 2004. The unavailability of this type of quota borrowing could lead to quota shortages in the latter part of calendar 2004, which could cause disruption in our supply chain.

In addition, notwithstanding quota elimination, under the terms of China’s WTO accession agreement, the United States and other WTO members may re-impose quotas on specific categories of products in the event it is determined that imports from China have surged and are threatening to create a market disruption for such categories of products (so called “safeguard quota”). China is a major source of production for us, and the re-imposition of safeguard quotas on China following the elimination of the existing quota regime on January 1, 2005 could cause disruption in our supply chain.

Furthermore, under long-standing statutory authority applicable to imported goods in general, the United States may unilaterally impose additional duties: (i) when imported merchandise is sold at less than fair value and causes material injury, or threatens to cause material injury, to the domestic industry producing a comparable product (generally known as “anti-dumping” duties); or (ii) when foreign producers receive certain types of governmental subsidies, and when the importation of their subsidized goods causes material injury, or threatens to cause material injury, to the domestic industry producing a comparable product (generally known as “countervailing” duties). The imposition of anti-dumping or countervailing duties on products we import would increase the cost of those products to us. We may not be able to pass any such cost increase on to our customers.

There are numerous free trade agreements pending, including the United States-Central American Free Trade Agreement that, if adopted, could put us as a disadvantage to some of our competitors.

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

We did not engage in hedging activities in fiscal 2004, 2003 or 2002 with respect to such exchange rate risk. These foreign currency risks are similar to those experienced by our competitors.

In connection with the acquisition of Ben Sherman, we entered into foreign exchange forward contracts to fix the currency exchange rate between the dollar and the pound sterling from the agreement date until the closing and funding of the acquisition. The contracts totaled £76 million at an average exchange rate of $1.8118 per £1.00.

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

Inflation Risk

While the consumer price index has consistently indicated deflation in apparel prices from May 1998 through May 2003, this trend appears to be moderating within the last few months. While this deflationary trend has not affected the Tommy Bahama products, it has impacted our other businesses as evidenced by the declining average selling price per unit. Inflation/deflation risks are managed by each business unit through selective price increases when possible, productivity improvements and cost containment initiatives.

Item 8.	Financial Statements and Supplementary Data.

OXFORD INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	Year Ended

	May 28, 2004	May 30, 2003

	($ in thousands, except
	per share amounts)
ASSETS
Current Assets:
Cash and cash equivalents	$47,569	$24,091
Receivables, less allowance for doubtful accounts of $3,448 in 2004 and $3,505 in 2003	176,367	110,304
Inventories	116,410	104,334
Prepaid expenses	16,475	12,631

Total current assets	356,821	251,360
Property, plant and equipment, net	51,826	21,971
Restricted cash in escrow	—	204,986
Goodwill	115,426	5,839
Intangibles, net	147,333	682
Other assets, net	23,411	9,408
Deferred income taxes	—	119

Total Assets	$694,817	$494,365

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Trade accounts payable	$100,813	$59,031
Accrued compensation	33,113	23,556
Additional acquisition cost payable	22,779	—
Other accrued expenses	30,440	15,063
Dividends payable	1,946	1,579
Income taxes payable	4,294	2,551
Current maturities of long-term debt	98	134

Total current liabilities	193,483	101,914
Notes payable	198,760	198,581
Other long-term debt, less current maturities	54	5
Noncurrent liabilities	11,124	4,500
Deferred income taxes	52,419	—
Commitments and contingencies (Note H)
Shareholders’ Equity:
Preferred stock*	—	—
Common stock**	16,215	15,044
Additional paid-in capital	23,673	7,237
Retained earnings	199,089	167,084

Total Shareholders’ Equity	238,977	189,365

Total Liabilities and Shareholders’ Equity	$694,817	$494,365

*	Par Value of $1 per share; authorized 30,000,000 preferred shares; none outstanding.

**	Par value of $1 per share; authorized 60,000,000 common shares; issued and outstanding 16,215,358 in 2004 and 15,043,498 in 2003.

The accompanying notes are an integral part of these consolidated financial statements.

OXFORD INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

	Year Ended

	May 28, 2004	May 30, 2003	May 31, 2002

	($ in thousands, except per share amounts)
Net sales	$1,116,552	$764,602	$677,264
Cost of goods sold	776,108	604,891	544,016

Gross profit	340,444	159,711	133,248
Selling, general and administrative	251,836	124,285	113,630
Amortization of intangibles	6,709	77	2,099

	258,545	124,362	115,729
Royalties and other operating income	5,114	—	—

Operating income	87,013	35,349	17,519
Interest expense, net	23,913	1,935	243

Earnings before income taxes	63,100	33,414	17,276
Income taxes	23,384	13,087	6,704

Net earnings	$39,716	$20,327	$10,572

Basic earnings per common share	$2.47	$1.35	$0.71

Diluted earnings per common share	$2.38	$1.34	$0.70

Basic weighted average shares outstanding	16,099,851	15,034,720	14,987,356

Diluted weighted average shares outstanding	16,698,744	15,143,290	15,098,554

Dividends per share	$0.45	$0.42	$0.42

The accompanying notes are an integral part of these consolidated financial statements.

OXFORD INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

		Additional
	Common	Paid-In	Retained
	Stock	Capital	Earnings	Total

	($ in thousands, except per share amounts)
Balance, June 1, 2001	$14,812	$4,335	$149,793	$168,940
Net earnings	—	—	10,572	10,572
Exercise of stock options, net	218	2,765	(990)	1,993
Cash dividends, $0.42 per share	—	—	(6,304)	(6,304)

Balance, May 31, 2002	$15,030	$7,100	$153,071	$175,201
Net earnings	—	—	20,327	20,327
Exercise of stock options, net	14	137	—	151
Cash dividends, $0.42 per share	—	—	(6,314)	(6,314)

Balance, May 30, 2003	$15,044	$7,237	$167,084	$189,365
Net earnings	—	—	39,716	39,716
Exercise of stock options, net	395	7,212	(426)	7,181
Shares issued for acquisition	776	9,224	—	10,000
Cash dividends, $0.45 per share	—	—	(7,285)	(7,285)

Balance, May 28, 2004	$16,215	$23,673	$199,089	$238,977

The accompanying notes are an integral part of these consolidated financial statements.

OXFORD INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended

	May 28, 2004	May 30, 2003	May 31, 2002

	($ in thousands)
Cash Flows From Operating Activities:
Net earnings	$39,716	$20,327	$10,572
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	11,702	5,860	6,789
Amortization of intangible assets	6,709	77	2,099
Amortization of deferred financing costs and bond discount	2,654	50	—
Loss (gain) on sale of property, plant and equipment	(637)	462	(31)
Equity income	(321)	—	—
Deferred income taxes	(2,379)	(2,371)	2,844
Changes in working capital:
Receivables	(36,354)	(7,106)	(52,499)
Inventories	15,992	(19,793)	62,829
Prepaid expenses	1,973	(1,143)	(673)
Trade accounts payable	18,228	15,711	(11,467)
Accrued expenses and other current liabilities	4,411	13,617	(4,867)
Income taxes payable	879	2,551	(2,924)
Other noncurrent assets	(5,171)	(649)	(285)
Other non current liabilities	5,500	—	—

Net cash provided by operating activities	62,902	27,593	12,387
Cash Flows From Investing Activities:
Acquisition — net of cash acquired	(222,737)	—	—
Decrease (increase) in restricted cash in escrow	204,986	(204,986)	—
Investment in deferred compensation plan	(1,842)	—	—
Purchases of property, plant and equipment	(14,143)	(2,051)	(1,528)
Proceeds from sale of property, plant and equipment	1,675	947	1,097

Net cash used in investing activities	(32,061)	(206,090)	(431)
Cash Flows From Financing Activities:
Long-term debt repayments	(210)	(255)	(268)
Proceeds from issuance of notes	—	198,581	—
Note issue costs	(7,416)	(7,167)	—
Proceeds from issuance of common stock	7,181	151	1,993
Dividends on common stock	(6,918)	(6,313)	(6,275)

Net cash (used in) provided by financing activities	(7,363)	184,997	(4,550)
Net change in cash and cash equivalents	23,478	6,500	7,406
Cash and cash equivalents at the beginning of year	24,091	17,591	10,185

Cash and cash equivalents at the end of year	$47,569	$24,091	$17,591

The accompanying notes are an integral part of these consolidated financial statements.

Supplemental schedule of noncash investing and financing activities:

      At May 28, 2004, we accrued $22,779 of additional acquisition cost (see Note “O”).

Supplemental disclosure of Cash Flow Information

Cash paid for:
Interest, net	$13,124	$1,457	$103
Income taxes	$22,461	$12,353	$5,716

OXFORD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended May 28, 2004, May 30, 2003 and May 31, 2002

Note A.     Summary of Significant Accounting Policies:

1. Principal Business Activity

      We are a producer and wholesaler of branded and private label apparel for men, women and children and operator of apparel stores and restaurants. We provide retailers and consumers with a wide variety of apparel and related products and services to suit their individual needs.

2. Principles of Consolidation

      Our consolidated financial statements include the accounts of Oxford Industries, Inc. and its wholly owned domestic and foreign subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. The equity method of accounting is used for investments in companies where we have a 20% to 50% ownership interest. We do not exercise control over the investees, nor does the Company have substantive participating rights. Accordingly, the investees are not variable interest entities and these investments are accounted for under the equity method of accounting.

3. Fiscal Period

      Our fiscal year ends on the Friday nearest May 31. The fiscal year includes operations for a 52-week period in fiscal 2004, 2003 and 2002

4. Revenue Recognition and Accounts Receivable

      We consider revenue realized or realizable and earned when the following criteria are met:

•	persuasive evidence of an agreement exists,

•	delivery has occurred,

•	our price to the buyer is fixed and determinable, and

•	collectibility is reasonably assured.

      Sales are recorded net of discounts, and provisions for estimated returns and allowances. We estimate returns and allowances on an ongoing basis considering historical and current trends and projected seasonal results. We record these amounts as a reduction to net revenue. Our historical estimates of these sales reductions have not differed materially from actual results. For accounts receivable, we estimate the net collectibility considering both historical and anticipated trends of trade discounts and co-op advertising deductions taken by our customers, allowances we provide to our retail customers for a variety of reasons, historical write-offs and the possibility of non-collection due to the financial condition of our customers. Any trade accounts receivable that are not collectible are written off to selling, general and administrative expenses.

5. Cash and Cash Equivalents

      We consider cash equivalents to be short-term investments with original maturities of three months or less.

6. Inventories

      For segment reporting, inventory is carried at the lower of FIFO cost or market. For wholesale inventory, we estimate the amount of goods that we will not be able to sell in the normal course of business and write down the value of these goods to the recovery value expected to be realized through

OXFORD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

off-price channels yielding a normal gross margin when shipped. For Tommy Bahama retail inventory, we provide an allowance for shrinkage and goods expected to be sold below cost. If we incorrectly anticipate these trends or unexpected events occur, the results of operations could be materially affected. For consolidated financial reporting, significant portions of our inventories are valued at the lower of LIFO cost or market. LIFO inventory calculations are made on a legal entity basis which do not correspond to our segment definitions. Therefore, LIFO inventory accounting adjustments are not allocated to the operating segments. As part of our LIFO accounting, markdowns for inventory valued at LIFO cost are deferred until the period in which the goods are sold. However, in non routine circumstances, such as discontinuance of a product line, markdowns below the allocated LIFO reserve are not deferred. Both the LIFO reserve and the markdown deferral are reflected in Corporate and Other.

7. Property, Plant and Equipment, net

      Property, plant and equipment is carried at cost less accumulated depreciation. Depreciation is calculated using both straight-line (primarily buildings) and accelerated methods over the estimated useful lives of the assets as follows:

Buildings and improvements	7 – 40 years
Machinery and equipment	3 – 15 years
Fixtures and equipment	3 – 10 years
Software	3 – 4 years
Autos and trucks	2 – 6 years
Leasehold improvements	Lesser of remaining life of the asset or lease term

      Property, plant and equipment are reviewed periodically for impairment if events or changes in circumstances indicate that the carrying amount may not be recoverable. If expected future undiscounted cash flows from operations are less than their carrying amounts, an asset is determined to be impaired and a loss is recorded for the amount by which the carrying value of the asset exceeds its fair value.

8. Income Taxes

      We recognize deferred tax liabilities and assets based on the difference between financial and tax bases of assets and liabilities using enacted tax rates expected to apply to taxable income in the period in which such amounts are expected to be realized or settled. Our policy is to recognize net deferred tax assets, whose realization is dependent on taxable earnings in future years, when a greater than 50 percent probability exists that the tax benefits will actually be realized sometime in the future.

9. Financial Instruments

      Our financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable and notes payable. Given their short-term nature, the fair values of financial instruments other than notes payable closely approximate their carrying values. The fair value of our notes payable was approximately $211 million at May 28, 2004, based on then-current market rates.

10. Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date

OXFORD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of the financial statements as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

11. Foreign Currency Translation

      Our functional currency for our owned foreign manufacturing facilities is the United States dollar. We remeasure those assets and liabilities denominated in foreign currencies using exchange rates in effect on the balance sheet date. Fixed assets and the related depreciation or amortization charges are recorded at the exchange rates in effect on the date we acquired the assets. Revenues and expenses denominated in foreign currencies are remeasured using average exchange rates for all periods presented. We recognize the resulting foreign exchange gains and losses as a component of cost of goods sold in the consolidated statements of earnings. These gains and losses are immaterial for all periods presented.

12. Advertising

      All costs associated with advertising, promoting and marketing of our products are expensed during the periods when the activities take place. Costs associated with cooperative advertising programs under which we agree to share costs of customers’ advertising and promotion expenditures are expensed when the related revenues are recognized. Advertising, promotion and marketing expenses are included in selling, general and administrative expenses. The total advertising costs in fiscal 2004, 2003 and 2004 were $15.4 million, $8.2 million and $8.6 million, respectively.

13. Stock Based Compensation

      As permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123 “Accounting for Stock Based Compensation”, we account for employee stock compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“Opinion 25”).

      Under Opinion 25, no compensation expense is recognized because the exercise price of our employee stock options equals the market price of the underlying stock on the date of the grant.

      The effect of applying the fair value method of SFAS 123 to our stock option plans does not result in net earnings and net earnings per share that are materially different from the amounts reported in our consolidated financial statements as demonstrated below (amounts in thousands except per share data):

	Year Ended

	2004	2003	2002

Net earnings as reported	$39,716	$20,327	$10,572
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(664)	(386)	(324)

Pro forma net earnings	$39,052	$19,941	$10,248
Basic earnings per common share as reported	$2.47	$1.35	$0.71
Pro forma basic earnings per common share	$2.43	$1.33	$0.69
Diluted earnings per common share as reported	$2.38	$1.34	$0.70
Pro forma diluted earnings per common share	$2.34	$1.32	$0.68

OXFORD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14. Unamortized Debt Issuance Costs

      Unamortized debt issuance costs related to our long term debt are amortized on a straight line method, which approximates an effective interest method over the life of the related debt. Amortization expense totaled $2.5 million and $50,000 in fiscal years 2004 and 2003, respectively, and is included in interest expense in the accompanying consolidated statements of earnings.

15. Change in Accounting Principle

      In 2002, we changed our method of calculating LIFO inventories by reducing the overall number of inventory pools from five to three. We made the change to better match costs with revenues and to provide for a LIFO adjustment more representative of our actual inflation on our inventories. The effect of the change on the results of operations for 2002 was to reduce net earnings by $3 million or $.20 per share diluted.

16. Goodwill

      The evaluation of the recoverability of goodwill under SFAS 142 requires valuations of each applicable underlying business using fair value techniques and market comparables. These valuations can be significantly affected by estimates of future performance and discount rates over a relatively long period of time, market price valuation multiples and transactions in related markets. These estimates will likely change over time. Goodwill is required to be evaluated annually, or more frequently if events or changes in circumstances indicate that the carrying amount may exceed fair value. If this review indicates an impairment of goodwill balances, the amount of impairment will be recorded immediately and reported as a component of current operations. The business valuation reviews required by SFAS 142 were performed as of the end of the first quarter and indicated that no reduction of the carrying value of goodwill for our business units was required.

17. Intangible Assets Other than Goodwill

      Intangible assets with finite lives are amortized while intangible assets with indefinite useful lives are not amortized, but tested at least annually for impairment. The valuation of the recoverability of indefinite lived intangibles can be significantly impacted by estimates of future cash flows and discount rates over a relatively long period of time, which will likely change over time. Intangible assets whose useful lives are finite are amortized over their estimated useful lives using a method of amortization that reflects the pattern in which the economic benefits of the intangible assets are consumed or otherwise realized.

18. Legal and Tax Contingencies

      We are involved in tax and legal proceedings, claims and litigation arising in the ordinary course of business. We periodically assess our liabilities and contingencies in connection with these matters, based upon the latest information available. For those matters where it is probable that we have incurred a loss and the loss or range of loss can be reasonably estimated, we have recorded reserves in the consolidated financial statements. In other instances, because of the uncertainties related to both the probable outcome and amount or range of loss, we are unable to make a reasonable estimate of a liability, if any. As additional information becomes available, we adjust our assessment and estimates of such liabilities accordingly.

19. Seasonality

      Although our various product lines are sold on a year-round basis, the demand for specific products or styles may be highly seasonal. For example, the demand for golf and Tommy Bahama products is higher

OXFORD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in the spring and summer seasons. Products are sold prior to each of our retail selling seasons, including spring, summer, fall and holiday. As the timing of product shipments and other events affecting the retail business may vary, results for any particular quarter may not be indicative of results for the full year. The percentage of net sales distribution by quarter for fiscal 2004 were 22%, 23%, 25% and 30%, and the net earnings by quarter for fiscal 2004 were 17%, 17%, 24% and 42%.

20. Cost of Goods Sold

      We include in cost of goods sold all manufacturing and sourcing costs and expenses incurred prior to receipt of finished goods at our distribution facilities. These costs principally include product cost, inbound freight charges, purchasing costs, internal transfer costs, as well as insurance, duty, brokers’ fees and consolidators’ fees. Our gross margins may not be directly comparable to those of our competitors, as income statement classifications of certain expenses may vary by company.

21. Selling, General and Administrative Expenses

      We include in selling, general and administrative expenses, costs incurred subsequent to the receipt of finished goods at our distribution facilities, such as the cost of inspection, stocking, warehousing, picking and packing, shipping and handling goods for delivery to customers. In addition, selling, general and administrative expenses include product design costs, selling costs, royalty costs, advertising, promotion and marketing expenses and general and administrative expenses.

22. Distribution Network Costs, Including Shipping and Handling

      Distribution network costs, including shipping and handling, are included as a component of selling, general and administrative expenses. Revenues received from customers for shipping and handling are included in net revenue. In fiscal 2004, 2003 and 2002, distribution network costs, including shipping and handling, were $23.5 million, $16.6 million and $15.4 million, respectively.

23. New Accounting Standards

      During fiscal 2004, we adopted Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 requires that a variable interest entity be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. We determined that we had no interests in variable interest entities. Accordingly, the adoption of FIN 46 did not have a material impact on our financial position, results of operations or liquidity.

Note B.	Sale of Accounts Receivable:

      During our fiscal 2003, we had a $65 million asset backed revolving securitization facility (“securitization facility”) under which we sold a defined pool of our accounts receivable to a wholly-owned special purpose subsidiary. The securitization facility was accounted for as secured borrowing. We had no borrowings under the securitization facility on May 30, 2003. We terminated the accounts receivable securitization facility in June 2003, in connection with a new senior revolving credit facility established to finance the acquisition of the Tommy Bahama Group (See Note “O”).

OXFORD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note C.     Inventories:

      The components of inventories are summarized as follows:

	May 28, 2004	May 30, 2003

	($ in thousands)
Finished goods	$85,492	$64,695
Work in process	9,925	11,981
Fabric, trim and supplies	20,993	27,658

	$116,410	$104,334

      The excess of replacement cost over the carrying value of inventories based upon the LIFO method was $35.5 million at May 28, 2004 and $34.9 million at May 30, 2003. At May 28, 2004 and May 30, 2003, 85% and 97%, respectively, of our inventories were valued under the LIFO method.

      During fiscal 2004 and 2003 inventory quantities were reduced in certain pools, which resulted in a liquidation of LIFO inventory layers carried at lower costs which prevailed in prior years. The effect of the liquidation in fiscal 2004 was to decrease cost of goods sold by approximately $98,000 and to increase net earnings by $62,000. The effect of the liquidation in fiscal 2003 was to decrease cost of goods sold by approximately $69,000 and to increase net earnings by $42,000.

Note D.     Property, Plant and Equipment, Net:

      Property, plant and equipment, carried at cost, are summarized as follows:

	May 28, 2004	May 30, 2003

	($ in thousands)
Land	$2,075	$2,253
Buildings	28,980	31,285
Machinery and equipment	71,010	60,890
Leasehold improvements	26,719	4,974

	128,784	99,402

Less accumulated depreciation and amortization	(76,958)	(77,431)

	$51,826	$21,971

      Machinery and equipment includes machinery, office fixtures, equipment, software, autos and trucks.

      Depreciation expense in fiscal 2004, 2003 and 2002 was $11.7 million, $5.9 million and $6.8 million, respectively.

Note E.     Restricted Cash:

      As of May 30, 2003, we had $205 million in restricted cash, which was held in escrow. The cash was primarily received from our senior note offering completed on May 16, 2003 (See Note “G”). The proceeds from our senior note offering were restricted and could only be used to complete the acquisition of the Tommy Bahama Group, which was completed on June 13, 2003 (See Note “O”).

Note F.     Goodwill and Intangibles:

      On June 1, 2002, we adopted SFAS 142. This statement requires that goodwill, including previously existing goodwill and intangible assets with indefinite useful lives, not be amortized, but instead tested for

OXFORD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

impairment at adoption and at least annually thereafter. We performed our initial test upon adoption and have performed our annual impairment review in subsequent years as of the end of our first quarter.

      The fair value of our goodwill is determined using a discounted cash flow methodology. Goodwill in the accompanying balance sheet is net of accumulated amortization of $7.9 million.

      Had we adopted SFAS 142 as of June 3, 2000, the effects on income would have been as follows.

	May 28, 2004	May 30, 2003	May 31, 2002

Net earnings (as reported)	$39,716	$20,327	$10,572
Effect of ceasing goodwill amortization	—	—	1,237

Pro forma net earnings	$39,716	$20,327	$11,809
Pro forma basic net earnings per share	$2.47	$1.35	$0.79
Pro forma diluted net earnings per share	$2.38	$1.34	$0.78

      Intangible assets by category are summarized below:

	Intangibles,	Accumulated	Intangibles,
Intangibles	at Cost	Amortization	Net

Trademarks	$128,233	$77	$128,156
Licensee agreements	8,649	2,573	6,076
Customer relationships	16,700	3,944	12,756
Covenant not to compete	460	115	345

	$154,042	$6,709	$147,333

      Amortization expense was $6.7 million in fiscal 2004. Amortization expense is projected to be $5.6 million for fiscal year 2005, $4.2 million for fiscal year 2006, $3 million for fiscal year 2007, $2.2 million for fiscal 2008 and $1 million for fiscal 2009.

Note G.     Notes Payable and Long-Term Debt:

      On May 16, 2003, we completed a $200 million private placement of senior unsecured notes. The proceeds from the private placement were used to fund our acquisition of the Tommy Bahama Group (see Note “O”). The notes bear interest as 8.875%, have an 8-year life and were sold at a discount of 0.713% ($1.4 million) to yield an effective interest rate of 9.0%. The terms of the notes provide certain limitations on additional indebtedness, and certain other transactions. Additionally, we are subject to certain financial covenants.

      At May 30, 2003, we had $145.5 million in uncommitted lines of credit, of which $125 million was reserved exclusively for letters of credit. We did not pay any commitment fees for these available lines of credit. At May 30, 2003, there were no direct borrowings and approximately $77 million in letters of credit outstanding under these lines. These lines of credit were refinanced under our new senior credit facility which was established with the acquisition of the Tommy Bahama Group (see Note “O”).

      On June 13, 2003, we entered into a $275 million senior secured revolving credit facility (senior revolver), which has a five year term and bears interest, at our option, at rates determined from time to time based upon (1) the higher of the federal funds rate or the applicable prime rate plus a spread or (2) LIBOR plus a spread. Borrowings under the senior revolver are subject to a borrowing base calculation based on our accounts receivable, inventories and real property, and are secured by substantially all of our United States-based assets. At May 28, 2004, we had no direct borrowings and

OXFORD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

approximately $99.5 million in letters of credit outstanding under this credit facility resulting in excess availability of $146 million.

      A summary of debt is as follows:

	May 28, 2004	May 30, 2003

	($ in thousands)
Notes payable at a fixed rate of 8.875%, due in 2011	$198,760	$198,581
Other debt	152	139

Total notes payable and long-term debt	198,912	198,720
Less current maturities	(98)	(134)

Total long-term portion	$198,814	$198,586

      The aggregate maturities of debt are as follows:

Fiscal Year	($ in thousands)

2005	$98
2006	32
2007	16
2008	6
Thereafter	198,760

$198,912

Note H.     Commitments and Contingencies:

      We have operating lease agreements for buildings, sales offices and equipment with varying terms to 2014. The total rent expense under all leases was $23.7 million in 2004, $5.4 million in 2003 and $5.6 million in 2002.

      The aggregate minimum rental commitments for all non-cancelable operating leases with original terms in excess of one year are as follows:

Fiscal Year	($ in thousands)

2005	$17,370
2006	16,865
2007	16,228
2008	16,108
2009	15,530
Thereafter	54,084

$136,185

OXFORD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      We are also obligated under certain apparel license and design agreements to make future minimum payments as follows:

Fiscal Year	($ in thousands)

2005	$7,424
2006	6,230
2007	831

$14,485

      We are involved in certain legal matters primarily arising in the normal course of business. In our opinion, our liability under any of these matters would not materially affect our financial position, results of operations or cash flows.

      We discovered a past unauthorized disposal of a substance believed to be dry cleaning fluid on one of our properties. We believe that remedial action will be required, including continued investigation, monitoring and treatment of groundwater and soil. Based on advice from our environmental experts, we provided $4.5 million for this remediation in the fiscal year ended May 31, 1996. We believe this estimate of our potential liability continues to be reasonable given recent discussions with our environmental experts.

      During fiscal 2003, we closed our Izod Club Golf European operation. During the second quarter of fiscal 2003, our costs to close the operation were approximately $1.3 million, of which approximately $0.8 million related to inventory markdowns and were recognized as additional cost of goods sold, and $0.5 million related primarily to severance costs and an increase in the allowance for doubtful accounts and was recognized as additional SG & A. Substantially all of the costs were settled during fiscal 2003. Net sales for our Izod Club Golf European operation was $0.5 million in fiscal 2003.

      During fiscal 2003, we announced our decision to close our Izod Club Golf United States operation in fiscal 2004 upon completion of shipping the Fall 2003 season. Total costs incurred during the fourth quarter of fiscal 2003, were approximately $3.5 million, of which approximately $3 million was recognized by the Menswear Group and the remaining $0.5 million was recognized in Corporate and Other. Of the total costs incurred,

•	Approximately $1.4 million was related to inventory markdowns in excess of the related LIFO cost,

•	Approximately $1.7 million was related to a license termination fee, which is being paid in four equal quarterly installments during calendar 2004, and

•	The remaining $0.4 million were related to severance and other miscellaneous costs.

      The costs associated with the inventory markdowns was recognized as additional cost of goods sold while all other costs incurred were recognized as additional SG & A expense. At May 30, 2003, substantially all of the amounts related to the severance had been paid. During fiscal 2004, all inventory was liquidated and two installments of the termination fee were paid. The remaining fees will be paid during fiscal 2005. Net sales for our Izod Club Golf United States operation in fiscal 2004, 2003 and 2002 were $6.5 million, $18.1 million and $24.5 million, respectively.

Note I.     Stock Options:

      At May 28, 2004, 1,353,650 shares of Common Stock were authorized and reserved for issuance under our 1997 stock option plan. The options granted under the stock option plans expire ten years from the date of grant. Options granted vest over five years.

OXFORD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Pro forma information regarding net earnings and net earnings per share is required by SFAS 123 and has been determined as if we had accounted for our employee stock option plans under the fair value method of that statement. The fair value of these options was estimated at the date of the grant using the Black-Scholes option pricing model with the following assumption ranges: Risk-free interest rates between 4.565% and 6.510%, dividend yields between 1.28% and 4.87%, volatility factors between 0.2814 and 0.3525, and expected lives of ten years.

      A summary of the status of our stock option plans and changes during the years ended are presented below:

	Year Ended:

	2004		2003		2002

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding, beginning of year	967,160	$12	798,000	$12	928,200	$12
Granted	463,500	30	234,000	12	224,400	11
Exercised	(414,640)	14	(13,540)	9	(318,140)	9
Forfeited	(12,100)	14	(51,300)	13	(36,460)	12

Outstanding, end of year	1,003,920	$19	967,160	$12	798,000	$12
Options exercisable, end of year	123,920		344,820		216,620

      The following table summarizes information about stock options outstanding as of May 28, 2004.

	Number of	Exercise	Grant Date	Number
Date of Option Grant	Shares	Price	Fair Value	Exercisable	Expiration Date

Jul. 13, 1998	26,900	$17.83	$5.16	26,900	July 13, 2008
Jul. 12, 1999	76,120	13.94	4.70	39,440	July 12, 2009
Jul. 10, 2000	109,030	8.63	2.03	28,470	July 10, 2010
Jul. 16, 2001	136,180	10.73	3.18	17,040	July 16, 2011
Jul. 15, 2002	194,190	11.73	3.25	12,070	July 15, 2012
Aug. 18, 2003	230,500	26.44	11.57	—	Aug. 18, 2013
Nov. 17, 2003	40,000	32.15	14.81	—	Nov. 17, 2013
Dec. 16, 2003	191,000	32.75	14.17	—	Dec. 16, 2013

	1,003,920			123,920

      We have a Restricted Stock Plan for issuance of up to 200,000 shares of Common Stock. At May 28, 2004, 5,884 shares were outstanding under this plan. The plan allows us to compensate our key employees with shares of Common Stock containing restrictions on sale and other restrictions in lieu of cash compensation.

Note J.     Significant Customers:

      We sell our merchandise in all major retail distribution channels across the United States and extend credit based on an evaluation of the customer’s financial condition. Credit risk is impacted by conditions or occurrences within the economy and the retail industry and is principally dependent on each customer’s financial condition. A decision by the controlling owner of a group of stores or any substantial customer to

OXFORD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

decrease the amount of merchandise purchased from us or to cease carrying our products could have a material adverse effect. Two customers, in the aggregate, constituted approximately $53.9 million of trade accounts receivable outstanding at May 28, 2004. Three customers, in the aggregate, constituted approximately $62.2 million of trade accounts receivable outstanding at May 30, 2003.

      We monitor credit levels and the financial condition of our customers on a continuous basis to minimize credit risk. We believe that adequate provision for credit loss has been made in the Consolidated Financial Statements.

      Our top two customers represented 19% and 11% of our net sales in fiscal 2004. Our top three customers represented 22%, 16%, and 15% in fiscal 2003 and 19%, 13% and 10% of our total sales in fiscal 2002. We perform ongoing credit evaluations of our customers and maintain allowances for potential credit losses.

      In fiscal 2004, two customers represented 19% and 11% of the Menswear Group sales, three customers represented 51%, 34% and 10% of the Womenswear Group sales and one customer represented 16% of the Tommy Bahama Group sales.

      In fiscal 2003, two customers represented 26% and 12% of the Menswear Group sales and two customers represented 48% and 34% of the Womenswear Group sales.

      In fiscal 2002, two customers represented 19% and 13% of the Menswear Group sales and two customers represented 44% and 32%of the Womenswear Group sales.

Note K.     Benefit Plans:

      We have tax-qualified voluntary retirement savings plans covering substantially all full-time United States employees. If a participant decides to contribute, a portion of the contribution is matched by us. Our total expense under these plans in fiscal 2004, 2003 and 2002 were $1.8 million, $1.1 million and $1.1 million, respectively.

      We have a non-qualified deferred compensation plan offered to a select group of management and highly compensated employees. The plan provides the participants with the opportunity to defer a specified percentage of their cash compensation. We match a portion of the contribution. Participants may elect to defer up to 10% of their annual base salary and up to 25% of their bonus. We fund these deferred compensation liabilities by making contributions to a rabbi trust, which had assets of approximately $2.8 million at May 28, 2004, and approximately $1.5 million at May 30, 2003.

      The Tommy Bahama Group sponsors and maintains a non-qualified deferred compensation plan for eligible executives. Participants may elect to defer up to 100% of compensation in a given plan year. Any amounts deferred under the non-qualified deferred compensation plan are subject to a Company matching contribution equal to the contribution that would have been received had the deferrals been made under the Company’s 401(k) Plan (without reference to any statutory or other limits). The matching contribution is equal to 50% of the first 12% of compensation deferred. Matching contributions become vested after two years of continuous service. Participants may direct how their accounts under the non-qualified deferred compensation plan are to be invested. Our total expense for deferred compensation plans in fiscal 2004, 2003 and 2002 was $253,000, $156,000 and $170,000, respectively.

OXFORD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note L.	Income Taxes:

      The provision (benefit) for income taxes includes the following:

	2004	2003	2002

	($ in thousands)
Current:
Federal	$22,526	$12,725	$2,944
State	2,002	1,645	120
Foreign	1,235	1,088	781

	25,763	15,458	3,845
Deferred	(2,379)	(2,371)	2,859

	$23,384	$13,087	$6,704

      Reconciliations of the United States federal statutory income tax rates and the Company’s effective tax rates are summarized as follows:

	2004	2003	2002

Statutory rate	35.0%	35.0%	35.0%
State income taxes — net of federal income tax benefit	1.8	2.6	1.9
Non-deductible expenses and other, net	0.3	1.6	1.9

Effective rate	37.1%	39.2%	38.8%

      Deferred tax assets and liabilities are comprised of the following:

	May 28, 2004	May 30, 2003

	($ in thousands)
Deferred Tax Assets:
Inventories	$1,515	$1,933
Accrued compensation and benefits	4,549	2,663
Allowance for doubtful accounts	1,375	1,341
Depreciation and amortization	5,172	1,718
Noncurrent liabilities	1,721	1,721
Other, net	2,148	1,338

Deferred Tax Assets	16,480	10,714
Deferred Tax Liabilities:
Acquired intangible assets	56,146	—
Foreign	3,054	2,561
Other, net	1,970	1,063

Deferred Tax Liabilities	61,170	3,624

Net Deferred Tax (Liability) Asset	$(44,690)	$7,090

OXFORD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note M.	Earnings Per Share:

	May 28, 2004	May 30, 2003	May 31, 2002

	(In thousands, except share and per share
	amounts)
Net earnings available to common stockholders (numerator):	$39,716	$20,327	$10,572

Shares (denominator):
Weighted average shares outstanding	16,099,851	15,034,720	14,987,356
Dilutive securities:
Options	477,581	108,570	111,198
Earnout contingently issuable shares	121,312	—	—

Total assuming conversion	16,698,744	15,143,290	15,098,554

Per share amounts:
Basic earnings per common share	$2.47	$1.35	$0.71
Diluted earnings per common share	$2.38	$1.34	$0.70

•	Earnout contingently issuable shares represent 485,248 shares payable to selling shareholders based on achievement of performance targets as of May 28, 2004 (see Note “O”).

•	Stock options to purchase 177,000 shares of our Common Stock at $17.83 per share were outstanding during fiscal 2003. However, these were not included in the computation of diluted earnings per share because the inclusion of such shares would have had an antidilutive effect.

•	Stock options to purchase 381,400 shares of our Common Stock at prices ranging from $13.94 to $17.83 per share were outstanding during fiscal 2002. However, these were not included in the computation of diluted earnings per share because the inclusion of such shares would have had an antidilutive effect.

Note N.	Segments:

      During the second quarter of fiscal 2004, we reorganized the components of our business for purposes of allocating resources and assessing performance. As a result of this reorganization, the Oxford Shirt Group, Lanier Clothes and Oxford Slacks, which were previously reportable segments, were combined to become the Menswear Group. Prior year amounts were restated to conform to the current segment presentation. The Womenswear Group and the Tommy Bahama Group remain unchanged. The Menswear Group produces branded and private label dress shirts, sport shirts, dress slacks, casual slacks, suits, sportscoats, suit separates, walkshorts, golf apparel, jeans, swimwear, footwear and headwear. The Womenswear Group produces private label women’s sportswear separates, coordinated sportswear, outerwear, dresses and swimwear. The Tommy Bahama Group produces lifestyle branded casual attire, operates retail stores and restaurants, and licenses its brands for accessories, footwear, furniture, and other products. Corporate and Other is a reconciling category for reporting purposes and includes our corporate offices, LIFO inventory accounting adjustments and other costs that are not allocated to the operating groups. LIFO inventory calculations are made on a legal entity basis which do not correspond to our segment definitions. Therefore, LIFO inventory accounting adjustments are not allocated to the operating segments. Total assets for Corporate and Other included the LIFO inventory reserve of $35.5 million, $34.9 million and $35.2 million at May 28, 2004, May 30, 2003 and May 31, 2002, respectively.

OXFORD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

			Tommy
	Menswear	Womenswear	Bahama	Corporate
	Group	Group	Group	and Other	Total

	($ in thousands)
2004
Net sales	$448,800	$297,865	$369,148	$739	$1,116,552
Depreciation and amortization of intangibles	3,559	440	13,974	489	18,462
Operating Income	41,915	11,583	50,644	(17,129)	87,013
Interest expense, net					23,913
Earnings before income taxes					63,100
Total assets	171,718	95,866	390,961	36,272	694,817
Purchases of property, plant and equipment	1,831	71	12,033	208	14,143
Goodwill	1,847	3,992	109,587	—	115,426
2003
Net sales	$455,516	$308,762	$—	$324	$764,602
Depreciation and amortization of intangibles	4,328	958	—	701	5,987
Operating income	27,837	17,321	—	(9,809)	35,349
Interest expense, net					1,935
Earnings before income taxes					33,414
Total assets	183,834	86,118	—	224,413	494,365
Purchases of property, plant and equipment	1,713	82	—	256	2,051
Goodwill	1,847	3,992	—	—	5,839
2002
Net sales	$423,133	$253,723	$—	$408	$677,264
Depreciation and amortization of intangibles	4,965	2,982	—	941	8,888
Operating income	16,042	9,538	—	(8,061)	17,519
Interest expense, net					243
Earnings before income taxes					17,276
Total assets	179,695	75,585	—	(4,767)	250,513
Purchases of property, plant and equipment	1,321	82	—	125	1,528
Goodwill	1,847	3,992	—	—	5,839

OXFORD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Information for the net book value of property plant and equipment by geographic area is presented below:

	Year Ended

	May 28, 2004	May 30, 2003

United States	$42,866	$11,277
Latin America	8,452	9,928
Other foreign	508	766

Total	$51,826	$21,971

52

OXFORD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note O.	Tommy Bahama Group Acquisition:

      On June 13, 2003, we acquired all of the capital stock of Viewpoint International, Inc., which we operate as the Tommy Bahama Group. The purchase price for the acquisition of the Tommy Bahama Group consists of $240 million in cash, $10 million in our Common Stock (776,400 shares), and up to $75 million in contingent payments that are subject to the Tommy Bahama Group achieving certain performance targets. Such performance targets are based on earnings before interest and taxes after deduction of a capital charge based on net tangible assets and are as follows:

•	Year 1-$42.3 million, which will be prorated to $40.8 million based on the closing of the acquisition 13 days into the year;

•	Year 2-$50 million;

•	Year 3-$58.1 million; and

•	Year 4-$69.7 million;

      For each of the four years following the acquisition, the selling stockholders of the Tommy Bahama Group will receive an annual basic contingent payment if their earnings are greater than 90% of the applicable target described above and will receive the maximum annual basic contingent payment of $12.5 million if their earnings are 100% or greater than the applicable target. If their earnings are between 90% and 100% of the applicable target, the annual basic contingent payment will be calculated on a straight line basis from $0 to $12.5 million. Up to 50% of any annual basic contingent payment may be paid in shares of our Common Stock at our option, and in the case of payments in the first two years, at the option of the selling stockholders of the Tommy Bahama Group. Shares of our Common Stock issued at our option will be valued at the average price on the New York Stock Exchange (or other applicable exchange) for the ten full trading days prior to the applicable payment date. Shares of our Common Stock issued at the option of the selling stockholders will be valued at $12.88 per share. All earnout payments to be paid to selling shareholders will be treated as additional purchase price and recorded as goodwill. The Year 1 contingent payment was earned in full and $22.8 million has been accrued as additional acquisition cost payable in the financial statements. The contingent payment will be made by issuing 485,248 shares of our Common Stock and approximately $5 million of cash in the first half of fiscal 2005.

      Additionally, if, at the end of the four year period, cumulative earnings exceed the cumulative targets, the selling stockholders will receive 33.33% of the cumulative excess up to a maximum cumulative additional contingent payment of $25 million. Any cumulative additional contingent payment will be paid in cash.

      Approximately 5% of the total value of all consideration that becomes due and payable under the earnout agreement has been designated to be paid toward an Employee Cash Bonus Plan to be distributed to employees of Tommy Bahama under the terms of the plan. The estimated amount of the earnout payments designated toward the Employee Cash Bonus Plan of approximately $1.4 million was charged to selling, general and administrative expense in the fourth quarter of fiscal 2004.

      This acquisition helped us achieve one of our key strategic objectives of owning a major lifestyle brand. The acquisition of the Tommy Bahama Group provides for strategic benefits through growth opportunities and further diversification of our business over distribution channels, price points, product categories and target customers. The Tommy Bahama Groups results of operations from June 14, 2003 through May 28, 2004 are included in our consolidated statement of earnings in the Consolidated Financial Statements.

      In connection with the Tommy Bahama Group acquisition, we entered into a $275 million senior secured revolving credit facility, which has a five year term and bears interest, at our option, at rates

OXFORD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

determined from time to time based upon (1) the higher of the federal fund rate or the applicable prime rate plus a spread or (2) LIBOR plus a spread. Borrowings under the senior secured revolving credit facility are subject to a borrowing base calculation based on our accounts receivable, inventories and real property.

      Upon completion of the Tommy Bahama Group acquisition, the net proceeds from our $200 million senior notes offering were released from escrow. We used the net proceeds from our senior notes offering, together with limited borrowings under our senior secured revolving credit facility and cash on hand, to finance the cash portion of the purchase price for the Tommy Bahama Group acquisition. We also terminated our previously existing accounts receivable securitization facility in June 2003, in connection with the senior revolving credit facility.

      The purchase price, including of contingent consideration of $22.8 million allocated to goodwill during the fourth quarter, was allocated to the net assets of the Tommy Bahama Group, which are based on their estimated fair values. Additional contingent consideration will be recorded and allocated to goodwill when earned by the sellers. The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition.

Market value of stock issued	$10,000
Cash consideration paid	241,696
Direct merger costs	3,366
Year one contingent consideration	22,779

Total purchase price	$277,841

Cash	$22,145
Accounts receivable	29,521
Inventories	27,697
Other current assets	6,015
Goodwill	109,586
Intangibles	153,360
Property, plant and equipment	28,087
Other assets	2,470
Current liabilities	(45,626)
Noncurrent liabilities	(1,253)
Deferred taxes	(54,161)

Fair value of net assets acquired	$277,841

      The components of the Intangibles listed in the above table are as follows:

	Amount	Life

Trademarks	$127,800	Indefinite
License agreements	8,400	5 years
Customer relationships	16,700	15 years
Covenant not to compete	460	4 years

Total	$153,360

OXFORD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The pro forma financial information presented below gives effect to the Tommy Bahama Group acquisition as if it had occurred as of the beginning of fiscal 2004 and fiscal 2003. The information presented below is for illustrative purposes only and is not indicative of results that would have been achieved if the acquisition had occurred as of the beginning of fiscal 2004 and 2003 or results which may be achieved in the future.

	Year Ended

	May 28, 2004	May 30, 2003

Net Sales	$1,128,284	$1,094,643
Net Earnings	$40,299	$34,668
Net Earnings Per Share
Basic	$2.50	$2.19
Diluted	$2.41	$2.18

Note P.	Stock Split:

      We effected a two-for-one stock split in the form of a 100% stock dividend, payable December 1, 2003, to shareholders of record on November 17, 2003. All share and per share data appearing in the Consolidated Financial Statements and related notes have been retroactively adjusted for this stock split.

Note Q.	Related Party Transactions:

      During fiscal 2004, the Tommy Bahama Group purchased approximately $2.8 million of inventory and recorded approximately $1 million in royalty income from Paradise Shoe Company, LLC, an entity in which we own a 50% interest for which we account for under the equity method. Paradise Shoe holds an exclusive license to produce and market men’s and women’s shoes, belts and socks under the Tommy Bahama brand. The net amount due from Paradise Shoe at May 28, 2004 was approximately $625,000.

      During fiscal 2004, the Menswear Group purchased approximately $8.6 million of inventory from Jiangsu Oxford Sainty Garment Manufacturing Limited, in which we own a 49% interest that we account for under the equity method.

Note R.	Consolidating Financial Data of Subsidiary Guarantors:

      The notes discussed in Note “G” were issued by Oxford Industries, Inc. Not all of our subsidiaries guarantee the notes. Each subsidiary guarantor is wholly owned by Oxford Industries, Inc. and organized in the United States. All guarantees are full and unconditional. Non-guarantors consist of subsidiaries of Oxford Industries, Inc. which are organized outside the United States. Our consolidated balance sheets at May 28, 2004 and May 30, 2003, and our consolidated statements of earnings and cash flow for the years ended May 28, 2004, May 30, 2003 and May 31, 2002 are set forth below. We have used the equity method with respect to investment in subsidiaries.

OXFORD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Oxford Industries, Inc.

CONSOLIDATED BALANCE SHEET

May 28, 2004

	Oxford
	Industries	Subsidiary	Subsidiary	Consolidating	Consolidated
	(Parent)	Guarantors	Non-Guarantors	Adjustments	Total

	($ in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$45,405	$1,438	$724	$2	$47,569
Receivables	110,092	69,989	36,192	(39,906)	176,367
Inventories	75,699	38,412	2,299	—	116,410
Prepaid expenses	10,377	5,716	382	—	16,475

Total current assets	241,573	115,555	39,597	(39,904)	356,821
Property, plant and equipment, net	13,839	33,186	4,801	—	51,826
Goodwill	1,847	113,579	—		115,426
Intangibles, net	249	147,084	—		147,333
Other assets net	382,738	7,053	1,604	(367,984)	23,411

Total Assets	$640,246	$416,457	$46,002	$(407,888)	$694,817

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Trade accounts payable	$92,517	$34,647	$13,562	$(39,913)	$100,813
Accrued compensation	19,339	11,357	2,417	—	33,113
Additional acquisition cost payable	22,779	—	—		22,779
Other accrued expenses	20,056	10,028	356	—	30,440
Dividends payable	1,946	—	—	—	1,946
Income taxes payable	(16,847)	19,533	1,607	1	4,294
Current maturities of long-term debt	—	98	—	—	98

Total current liabilities	139,790	75,663	17,942	(39,912)	193,483
Long term debt, less current portion	198,760	54	—	—	198,814
Noncurrent liabilities	82,943	(74,847)	3,031	(3)	11,124
Deferred income taxes	4,130	48,249	40	—	52,419
Total Shareholders’/invested equity	214,623	367,338	24,989	(367,973)	238,977

Total Liabilities and Shareholders’ Equity	$640,246	$416,457	$46,002	$(407,888)	$694,817

OXFORD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Oxford Industries, Inc.

CONSOLIDATED BALANCE SHEET

May 30, 2003

	Oxford
	Industries	Subsidiary	Subsidiary	Consolidating	Consolidated
	(Parent)	Guarantors	Non-Guarantors	Adjustments	Total

	($ in thousands)
Assets
Current Assets:
Cash and cash equivalents	$23,022	$218	$720	$131	$24,091
Receivables	(20,430)	125,045	39,801	(34,112)	110,304
Inventories	94,868	6,578	2,887	1	104,334
Prepaid expenses	11,339	774	520	(2)	12,631

Total current assets	108,799	132,615	43,928	(33,982)	251,360
Property, plant and equipment, net	15,744	713	5,514	—	21,971
Deferred income taxes	119	—	—	—	119
Goodwill	1,847	3,992	—	—	5,839
Intangibles, net	287	395	—	—	682
Restricted cash in escrow	204,986	—	—	—	204,986
Other assets, net	54,392	711	1,872	(47,567)	9,408

Total Assets	$386,174	$138,426	51,314	$(81,549)	$494,365

Liabilities and Shareholders’ Equity
Current Liabilities:
Trade accounts payable	$63,259	$6,092	$23,680	$(34,000)	$59,031
Accrued compensation	19,579	1,304	2,673	—	23,556
Other accrued expenses	15,124	(530)	469	—	15,063
Dividends payable	1,579	—	—	—	1,579
Income taxes payable	(7,733)	9,352	932	—	2,551
Current maturities of long-term debt	124	10	—	—	134

Total current liabilities	91,932	16,228	27,754	(34,000)	101,914
Long term debt, less current portion	198,586	—	—	—	198,586
Deferred taxes	3,197	(3,212)	15	—	—
Noncurrent liabilities	(72,706)	73,029	4,161	16	4,500
Total Shareholders’/invested equity	165,165	52,381	19,384	(47,565)	189,365

Total Liabilities and Shareholders’ Equity	$386,174	$138,426	$51,314	$(81,549)	$494,365

OXFORD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Oxford Industries, Inc.

CONSOLIDATED STATEMENT OF EARNINGS

Year Ended May 28, 2004

	Oxford
	Industries	Subsidiary	Subsidiary	Consolidating	Consolidated
	(Parent)	Guarantors	Non-Guarantors	Adjustments	Total

Net Sales	$693,222	$440,055	$37,672	$(54,397)	$1,116,552
Cost of goods sold	544,861	231,699	85	(537)	776,108

Gross Profit	148,361	208,356	37,587	(53,860)	340,444
Selling, general and administrative	125,167	156,801	30,842	(54,265)	258,545
Royalties and other income	32	5,042	40	—	5,114

Operating Income	23,226	56,597	6,785	405	87,013
Interest (income) expense, net	25,127	(1,523)	(95)	404	23,913
Income from equity investment	42,503	38	—	(42,541)	—

Earnings Before Income Taxes	40,602	58,158	6,880	(42,540)	63,100
Income Taxes	889	21,234	1,261	—	23,384

Net Earnings	$39,713	$36,924	$5,619	$(42,540)	$39,716

Oxford Industries, Inc.

CONSOLIDATED STATEMENT OF EARNINGS

Year Ended May 30, 2003

	Oxford
	Industries	Subsidiary	Subsidiary	Consolidating	Consolidated
	(Parent)	Guarantors	Non-Guarantors	Adjustments	Total

Net Sales	$703,620	$78,545	$39,247	$(56,810)	$764,602
Cost of goods sold	550,966	52,313	1,595	17	604,891

Gross Profit	152,654	26,232	37,652	(56,827)	159,711
Selling, general and administrative	131,200	12,286	37,645	(56,769)	124,362

Operating Income	21,454	13,946	7	(58)	35,349
Interest (income) expense, net	3,232	(1,141)	(97)	(59)	1,935
Income from equity investment	10,596	65	—	(10,661)	—

Earnings Before Income Taxes	28,818	15,152	104	(10,660)	33,414
Income Taxes	8,494	3,506	1,087	—	13,087

Net Earnings	$20,324	$11,646	$(983)	$(10,660)	$20,327

OXFORD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Oxford Industries, Inc.

CONSOLIDATED STATEMENT OF EARNINGS

Year Ended May 31, 2002

	Oxford
	Industries	Subsidiary	Subsidiary	Consolidating	Consolidated
	(Parent)	Guarantors	Non-Guarantors	Adjustments	Total

Net Sales	$616,686	76,160	$39,555	$(55,137)	$677,264
Cost of goods sold	494,058	50,657	925	(1,624)	544,016

Gross Profit	122,628	25,503	38,630	(53,513)	133,248
Selling, general and administrative	114,427	17,673	36,587	(52,958)	115,729

Operating Income	8,201	7,830	2,043	(555)	17,519
Interest (income) expense, net	2,094	(1,169)	(126)	(556)	243
Income from equity investment in subsidiaries	7,223	38	—	(7,261)

Earnings Before Income Taxes	13,330	9,037	2,169	(7,260)	17,276
Income Taxes	2,758	3,150	796	—	6,704

Net Earnings	$10,572	$5,887	$1,373	$(7,260)	$10,572

Oxford Industries, Inc.

CONSOLIDATED STATEMENT OF CASH FLOW

Year ended May 28, 2004

	Oxford
	Industries	Subsidiary	Subsidiary	Consolidating	Consolidated
	(Parent)	Guarantors	Non-Guarantors	Adjustments	Total

	($ in thousands)
Cash Flows From Operating Activities
Net earnings	$39,713	$36,924	$5,619	$(42,540)	$39,716
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	3,883	16,702	480	—	21,065
Equity income	(40)	(281)	—	—	(321)
(Gain)/loss on sale of property, plant and equipment	22	(39)	(620)	—	(637)
Deferred income taxes	1,051	(2,701)	21	(750)	(2,379)
Changes in working capital	(85,551)	114,461	(5,477)	(18,304)	5,129
Income from equity investment in subsidiaries	(42,503)	(38)	—	42,541	—

OXFORD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Oxford
	Industries	Subsidiary	Subsidiary	Consolidating	Consolidated
	(Parent)	Guarantors	Non-Guarantors	Adjustments	Total

	($ in thousands)
Other assets, net	(500)	(3,463)	271	(1,479)	(5,171)
Other noncurrent assets	2,925	2,575	—	—	5,500

Net cash (used in) provided by operating activities	(81,000)	164,140	294	(20,532)	62,902
Cash Flows from Investing Activities
Acquisitions	(245,062)	—	—	22,325	(222,737)
Decrease in restricted cash	204,986	—	—	—	204,986
Investment in deferred compensation plan	—	(1,842)	—	—	(1,842)
Purchases of property, plant and equipment	(2,068)	(11,875)	(200)	—	(14,143)
Proceeds from sale of property, plant and equipment	98	1,099	1,051	(573)	1,675

Net cash (used in) provided by investing activities	(42,046)	(12,618)	851	21,752	(32,061)
Cash Flows from Financing Activities
Principal payments of long-term debt	(129)	144	—	(225)	(210)
Proceeds from issuance of common stock	7,181	—	—	—	7,181
Debt issue costs	(7,416)	—	—	—	(7,416)
Change in intercompany payable	152,712	(150,446)	(1,141)	(1,125)	—
Dividends on common stock	(6,918)	—	—	—	(6,918)

Net cash (used in) provided by financing activities	145,430	(150,302)	(1,141)	(1,350)	(7,363)
Net change in Cash and Cash Equivalents	22,384	1,220	4	(130)	23,478
Cash and Cash Equivalents at the
Beginning of Period	23,021	218	720	132	24,091

Cash and Cash Equivalents at the
End of Period	$45,405	$1,438	$724	$2	$47,569

OXFORD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

OXFORD INDUSTRIES, INC.

CONSOLIDATED STATEMENT OF CASH FLOW

Year Ended May 30, 2003

	Oxford
	Industries	Subsidiary	Subsidiary	Consolidating	Consolidated
	(Parent)	Guarantors	Non-Guarantors	Adjustments	Total

	($ in thousands)
Cash Flows From Operating Activities
Net earnings	$20,324	$11,646	$(983)	$(10,660)	$20,327
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	4,550	728	656	53	5,987
(Gain) /loss on sale of property, plant and equipment	345	(4)	120	1	462
Deferred income taxes	647	(965)	—	(2,053)	(2,371)
Changes in working capital	7,373	(4,948)	(274)	1,686	3,837
Income from equity investment in subsidiaries	(10,596)	(65)	—	10,661	—
Other assets, net	46	1	(645)	(51)	(649)

Net cash (used in) provided by operating activities	22,689	6,393	(1,126)	(363)	27,593
Cash Flows from Investing Activities
Increase in restricted cash	(204,986)	—	—	—	(204,986)
Purchases of property, plant and equipment	(1,924)	(144)	(76)	93	(2,051)
Proceeds from sale of property, plant and equipment	577	139	358	(127)	947

Net cash (used in) provided by investing activities	(206,333)	(5)	282	(34)	(206,090)

OXFORD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Oxford
	Industries	Subsidiary	Subsidiary	Consolidating	Consolidated
	(Parent)	Guarantors	Non-Guarantors	Adjustments	Total

	($ in thousands)
Cash Flows from Financing Activities
Principal payments of long-term debt	(216)	(39)	—	—	(255)
Proceeds from the issuance of notes	198,581	—	—	—	198,581
Proceeds from issuance of common stock	152	5	—	(6)	151
Debt issue costs	(7,167)	—	—	—	(7,167)
Change in intercompany payable	5,414	(6,330)	916	—	—
Dividends on common stock	(6,312)	—	—	(1)	(6,313)

Net cash (used in) provided by financing activities	190,452	(6,364)	916	(7)	184,997
Net change in Cash and Cash Equivalents	6,808	24	72	(404)	6,500
Cash and Cash Equivalents at the
Beginning of Period	16,214	194	648	535	17,591

Cash and Cash Equivalents at the
End of Period	$23,022	$218	$720	$131	$24,091

Oxford Industries, Inc.

CONSOLIDATED COMBINED STATEMENT OF CASH FLOW

Year Ended May 31, 2002

	Oxford
	Industries	Subsidiary	Subsidiary	Consolidating	Consolidated
	(Parent)	Guarantors	Non-Guarantors	Adjustments	Total

	($ in thousands)
Cash Flows From Operating Activities
Net earnings	$10,572	$5,887	$1,373	$(7,260)	$10,572
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	5,609	3,352	648	(721)	8,888
(Gain)/loss on sale of property, plant and equipment	(37)	4	3	(1)	(31)
Changes in working capital	92,160	8,782	(1,032)	(109,511)	(9,601)
Deferred income taxes	1,318	(951)	—	2,477	2,844
Income from equity investment in subsidiaries	(7,223)	(37)	—	7,260	—
Other noncurrent assets	(21)	7,002	(267)	(6,999)	(285)

Net cash provided by (used in) operating activities	102,378	24,039	725	(114,755)	12,387

OXFORD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Oxford
	Industries	Subsidiary	Subsidiary	Consolidating	Consolidated
	(Parent)	Guarantors	Non-Guarantors	Adjustments	Total

	($ in thousands)
Cash Flows from Investing Activities
Purchases of property, plant and equipment	(1,235)	(71)	(223)	1	(1,528)
Proceeds from sale of property, plant and equipment	347	10	19	721	1,097

Net cash (used in) provided by investing activities	(888)	(61)	(204)	722	(431)
Cash Flows from Financing Activities
Proceeds from short term debt	—	(56,000)	—	56,000	—
Principal payments of long-term debt	(7,232)	(36)	(684)	7,684	(268)
Change in intercompany payable	(88,697)	38,644	—	50,053	—
Proceeds from issuance of common stock	1,993	—	—	—	1,993
Dividends on common stock	1,011	(7,287)	—	1	(6,275)

Net cash (used in) provided by financing activities	(92,925)	(24,679)	(684)	113,738	(4,550)
Net change in Cash and Cash Equivalents	8,565	(701)	(163)	(295)	7,406
Cash and Cash Equivalents at the
Beginning of Period	7,649	895	811	830	10,185

Cash and Cash Equivalents at the
End of Period	$16,214	$194	$648	$535	$17,591

Note S.	Subsequent Events:

      On July 30, 2004, we acquired Ben Sherman Limited, which we will operate as part of our Menswear Group. Ben Sherman is a London-based designer, distributor and marketer of branded sportswear, accessories, and footwear. The purchase price for Ben Sherman was £80 million, or approximately $145 million, plus associated expenses. The transaction was financed with cash on hand and borrowings under our revolving credit facility.

      In association with the Ben Sherman acquisition, the senior revolver was amended and restated on July 28, 2004 and increased to $280 million with a syndicate of eight financial institutions. The maturity date was extended to July 28, 2009. Under the amended senior revolver, borrowing spreads and letter of credit fees are based upon a pricing grid, which is tied to a ratio of our total debt to our earnings before interest, taxes, depreciation and amortization (“EBITDA”), calculated as applicable on a pro forma basis. The credit agreement also requires us to maintain certain financial ratios including the ratio of total debt to EBITDA, the ratio of senior debt to EBITDA, a fixed charge coverage ratio and an interest coverage ratio. Our borrowings under the amended senior revolver are no longer subject to a borrowing base calculation based on our accounts receivable, inventory and real property.

      On July 30, 2004, our Ben Sherman subsidiary entered into a £12 million senior secured revolving credit facility to provide for seasonal working capital requirements and general corporate purposes. The facility is secured by substantially all of the United Kingdom assets of Ben Sherman and bears interest at

OXFORD INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the lender’s prime or base rate plus 1.20%. The facility is repayable on demand and requires the borrower to maintain certain financial ratios including a minimum interest coverage ratio, a minimum asset coverage ratio and a minimum level of earnings before interest, taxes, and amortization of intangibles.

Note T.	Summarized Quarterly Data (unaudited):

      Following is a summary of the quarterly results of operations for the years ended May 28, 2004 and May 30, 2003:

	Fiscal Quarter

	First	Second	Third	Fourth	Total

	($ in thousands, except per share amounts)
2004
Net sales	$242,105	$253,883	$281,418	$339,146	$1,116,552
Gross profit	70,891	76,832	87,068	105,653	340,444
Net earnings	6,842	6,840	9,540	16,494	39,716
Basic earnings per common share	0.44	0.43	0.59	1.02	2.47
Diluted earnings per common share	0.42	0.41	0.58	0.97	2.38
2003
Net sales	$172,139	$185,421	$208,969	$198,073	$764,602
Gross profit	38,462	37,186	42,913	41,150	159,711
Net earnings	4,510	4,263	6,927	4,627	20,327
Basic earnings per common share	0.30	0.29	0.46	0.31	1.35
Diluted earnings per common share	0.30	0.29	0.46	0.30	1.34

OXFORD INDUSTRIES, INC. AND SUBSIDIARIES

MANAGEMENT’S RESPONSIBILITY FOR FINANCIAL REPORTING

      The management of Oxford Industries, Inc. is responsible for the integrity and objectivity of the consolidated financial statements and other financial information presented in this report. These statements have been prepared in conformity with accounting principles generally accepted in the United States consistently applied and include amounts based on the best estimates and judgments of management.

      Oxford maintains a system of internal accounting controls designed to provide reasonable assurance, at a reasonable cost, that assets are safeguarded against loss or unauthorized use and that the financial records are adequate and can be relied upon to produce financial statements in accordance with accounting principles generally accepted in the United States. The internal control system is augmented by written policies and procedures, an internal audit program and the selection and training of qualified personnel. This system includes policies that require adherence to ethical business standards and compliance with all applicable laws and regulations.

      The consolidated financial statements for the years ended May 28, 2004, May 30, 2003 and May 31, 2002, have been audited by Ernst & Young LLP, independent auditors. In connection with its audit, Ernst & Young LLP develops and maintains an understanding of Oxford’s accounting and financial controls and conducts tests of Oxford’s accounting systems and other related procedures as it considers necessary to render an opinion on the financial statements.

      The Audit Committee of the Board of Directors, composed solely of outside directors, meets periodically with Oxford’s management, internal auditors and independent auditors to review matters relating to the quality of financial reporting and internal accounting controls, and the independent nature, extent and results of the audit effort. The Committee recommends to the Board appointment of the independent auditors. Both the internal auditors and the independent auditors have access to the Audit Committee, with or without the presence of management.

/s/ BEN B. BLOUNT, JR.

Ben B. Blount, Jr.
Executive Vice President-Finance, Planning and
Administration and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Oxford Industries, Inc.

      We have audited the accompanying consolidated balance sheets of Oxford Industries, Inc. and subsidiaries as of May 28, 2004 and May 30, 2003, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for each of the three years in the period ended May 28, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Oxford Industries, Inc. and subsidiaries at May 28, 2004 and May 30, 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended May 28, 2004, in conformity with United States generally accepted accounting principles.

      As discussed in Note A, the Company changed its method of calculating LIFO inventories in the year ended May 31, 2002.

/s/ Ernst & Young LLP

Atlanta, Georgia

July 23, 2004

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Effective May 22, 2002, we appointed Ernst & Young LLP (“Ernst & Young”) as our independent auditors. The decision to replace Arthur Andersen LLP (“Andersen”) as our independent public accountants was approved by our Board of Directors upon the recommendation of our Audit Committee.

During our fiscal 2002 year and through the date of the Form 8-K filed on May 22, 2002, there were no disagreements between us and Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to Andersen’s satisfaction would have caused them to make reference to the subject matter of the disagreement in connection with their reports.

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

Item 9A. Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. We changed our internal controls over financial reporting during fiscal 2004 when we integrated the Tommy Bahama Group’s accounting offices, which we believe enhanced our efficiencies and increased our internal controls. Other than the integration of the Tommy Bahama Group’s accounting and credit functions, there was no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Information required by this item covering our directors is incorporated by reference to the information presented under the heading “Election of Directors - Directors and Nominees” in the Company’s Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days after May 28, 2004. Information regarding our executive officers is set forth below.

Name	Age	Office Held
J. Hicks Lanier	64	Chairman of the Board, Chief Executive Officer
S. Anthony Margolis	62	Group Vice President
Ben B. Blount, Jr	65	Executive Vice President and Chief Financial Officer
Michael J. Setola	46	President
Knowlton J. O’Reilly	64	Group Vice President

Messrs. J. Hicks Lanier, S. Anthony Margolis, Ben B. Blount, Jr. and Knowlton J. O’Reilly are also directors. The Board of Directors of the Company elects executive officers annually.

Mr. J. Hicks Lanier has been Chief Executive Officer of the Company since 1977. In 1981, he was elected Chairman of the Board of the Company. He is also a director of SunTrust Banks, Inc., Crawford & Company, West Point Stevens, Inc., and Genuine Parts Company.

Mr. S. Anthony Margolis has served as Group Vice President since 2003. Prior to joining the Company, Mr. Margolis had been the Chief Executive Officer and President of Viewpoint International, Inc. since 1992.

Mr. Ben B. Blount, Jr. has served as Executive Vice President and Chief Financial Officer since 1995. On June 30, 2004, the Company announced that Mr. Blount will retire on October 4, 2004, at which time he will also resign from the Company’s Board of Directors.

Mr. Michael J. Setola has served as President since 2003. Prior to joining the Company, Mr. Setola had been the Chairman and Chief Executive Officer of Salant Corporation since 1998.

Mr. Knowlton J. O’Reilly has served as Group Vice President since 1978.

We adopted a code of business conduct and ethics applicable to our senior financial officers (including our principal executive officer, principal financial officer and controller), known as the Ethical Conduct Policy for Senior Financial Officers. The Ethical Conduct Policy for Senior Financial Officers is available on our website. In the event that we amend or waive any of the provisions of the Ethical Conduct Policy for Senior Financial Officers applicable to our principal executive officer, principal financial officer or controller, we intend to disclose the same on our website at www.oxfordinc.com.

Item 11. Executive Compensation.

Incorporated by reference to the information presented under the heading “Executive Compensation and Other Information” in our Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days after May 28, 2004.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

Incorporated by reference to the information presented under the heading “Beneficial Ownership of Common Stock” in our Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days after May 28, 2004.

Item 13. Certain Relationships and Related Transactions.

Incorporated by reference to the information presented under the heading “Executive Compensation and Other Information — Compensation Committee Interlocks and Insider Participation” in our Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days after May 28, 2004.

Item 14. Principal Accounting Fees and Services.

Incorporated by reference to the information presented under the heading “Fees Paid To Auditors” in our Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days after May 28, 2004.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) 1. Financial Statements

     The following consolidated financial statements are included in Item 8:

•	Consolidated Balance Sheets at May 28, 2004 and May 30, 2003.

•	Consolidated Statements of Earnings for the years ended May 28, 2004, May 30, 2003 and May 31, 2002.

•	Consolidated Statements of Shareholders’ Equity for the years ended May 28, 2004, May 30, 2003 and May 31, 2002.

•	Consolidated Statements of Cash Flows for the years ended May 28, 2004, May 30, 2003 and May 31, 2002.

•	Notes to Consolidated Financial Statements for the years ended May 28, 2004, May 30, 2003 and May 31, 2002.

     2. Financial Statement Schedules

All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

3. Exhibits

3(a)	Articles of Incorporation of the Company. Incorporated by reference to Exhibit 3(a) to the Company’s Form 10-Q for the fiscal quarter ended August 29, 1997.
3(b)	Bylaws of the Company. Incorporated by reference to Exhibit 3(b) to the Company’s Form 10-K for the fiscal year ended May 28, 1999.
10(a)	1997 Stock Option Plan. Incorporated by reference to Exhibit 10(a) to the Company’s Form 10-K for the fiscal year ended May 31, 2002.
10(b)	1997 Restricted Stock Plan. Incorporated by reference to Exhibit 10(b) to the Company’s Form 10-K for the fiscal year ended May 31, 2002.
10(c)	Non-qualified Deferred Compensation Plan. Incorporated by reference to Exhibit 10(c), to the Company’s Form 10-K for the fiscal year ended June 1, 2001.
10(d)	Executive Medical Reimbursement Plan. Incorporated by reference to Exhibit 10(d), to the Company’s Form 10-K for the fiscal year ended June 1, 2001.
10(e)	1992 Stock Option Plan. Incorporated by reference to Exhibit 10(h), to the Company’s Form 10-K for the fiscal year ended June 1, 2001
10(f)	Earnout Agreement dated June 13, 2003 between the former stockholders of Viewpoint International, Inc. and Oxford Industries, Inc. Incorporated to Exhibit 10(j), from the Company’s Form 8-K filed on June 26, 2003.
10(g)	Registration Rights Agreement between the former stockholders of Viewpoint International, Inc. Incorporated by reference to Exhibit 10(m), to the Company’s Form 8-K filed on June 26, 2003.
10(h)	Indenture Agreement dated May 16, 2003 among the Guarantors, Oxford Industries Inc. and SunTrust Bank, Inc. Incorporated by reference to Exhibit 10(n) from the Company’s Form 10-K for the fiscal year ended May 30, 2003.
10(i)	Supplemental Indenture Agreement No. 1 dated June 13, 2003 among the Guarantors, Oxford Industries Inc. and SunTrust Bank, Inc.*
10(j)	Supplemental Indenture Agreement No. 2 dated July 28, 2004 among the Guarantors, Oxford Industries Inc. and SunTrust Bank, Inc.*

10(k)	Amended and Restated Credit Agreement dated July 28, 2004 between Oxford Industries, Inc., certain of its domestic subsidiaries, and SunTrust Bank, Inc. as administrative agent, and various financial institutions of lenders and issuing banks.*
16	Letter of Arthur Andersen LLP regarding change in certifying accountant. Incorporated by reference to Exhibit 16.1 the Company’s Form 10-K for the fiscal year ended May 31, 2002.
21	List of Subsidiaries.*
23	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP.*
24	Powers of Attorney.*
31(a)	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31(b)	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32(a)	Certification by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32(b)	Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*   filed herewith

We agree to file upon request of the Securities and Exchange Commission a copy of all agreements evidencing long-term debt of ours omitted from this report pursuant to Item 601(b)(4)(iii) of Regulation S-K.

Shareholders may obtain copies of Exhibits without charge upon written request to the Corporate Secretary, Oxford Industries, Inc., 222 Piedmont Avenue, N.E., Atlanta, Georgia 30308.

(b) We filed the following Form 8-K’s during the last quarter of the period covered by this report.

A report on Form 8-K was filed on June 21, 2004 for Item 9. Regulation FD disclosure in connection with the press release dated June 21, 2004 announcing the Company entering into an agreement to acquire Ben Sherman Limited.

A report on Form 8-K was filed on May 27, 2004 for Item 7. Financial statements and exhibits in connection with the press release dated May 27, 2004 regarding earnings guidance by the Company for its fiscal 2005 year.

A report on Form 8-K was filed on April 1, 2004 for Item 7. Financial statements and exhibits in connection with the press release dated April 1, 2004 regarding earnings guidance by the Company for the third quarter of its fiscal 2004 year.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Oxford Industries, Inc.

/s/ J. Hicks Lanier

J. Hicks Lanier Chairman and Chief Executive Officer

Date: August 10, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ J. Hicks Lanier J. Hicks Lanier	Chief Executive Officer and Director	August 10, 2004
/s/ Ben B. Blount, Jr. Ben B. Blount, Jr.	Executive Vice President, Chief Financial Officer and Director	August 10, 2004
/s/ K. Scott Grassmyer K. Scott Grassmyer	Controller	August 10, 2004
* Cecil D. Conlee	Director	August 10, 2004
* Thomas Gallagher	Director	August 10, 2004
* J. Reese Lanier	Director	August 10, 2004
* S. Anthony Margolis	Director	August 10, 2004
* Knowlton J. O’Reilly	Director	August 10, 2004

Signature	Capacity	Date
* Clarence B. Rogers, Jr.	Director	August 10, 2004
* Robert E. Shaw	Director	August 10, 2004
* Clarence H. Smith	Director	August 10, 2004
* E. Jenner Wood	Director	August 10, 2004
* Helen B. Weeks	Director	August 10, 2004

* By	/s/ Dominic C. Mazzone Dominic C. Mazzone, as Attorney-in-Fact