Form 10-Q
period 2004-08-27
OXFORD INDUSTRIES INC
filed 2004-10-06
CIK 75288

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
FORM 10-Q

[ X ] Quarterly Report Pursuant To Section 13 or 15(d) of
The Securities Exchange Act of 1934

For the quarterly period ended AUGUST 27, 2004

OR

[  ] Transition Report Pursuant To Section 13 or 15(d) of
The Securities Exchange Act of 1934

For the transition period from_________ to________

Commission File Number 1-4365

OXFORD INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

Georgia (State or other jurisdiction of incorporation or organization)	58-0831862 (I.R.S. Employer Identification number)

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
Yes [ X ] No [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
Yes [ X ] No [  ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of shares outstanding
Title of each class	as of October 1, 2004

Common Stock, $1 par value	16,757,001

OXFORD INDUSTRIES, INC.
INDEX TO FORM 10-Q
August 27, 2004

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

OXFORD INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)

	Quarters Ended
	August 27, 2004	August 29, 2003
	($ in thousands except share and per share amounts)
Net sales	$264,790	$242,105
Cost of goods sold	179,868	171,214

Gross profit	84,922	70,891
Selling, general and administrative	67,554	53,612
Amortization of intangible assets	1,712	1,678

	69,266	55,290
Royalties and other operating income	1,753	1,180

Operating income	17,409	16,781
Interest expense, net	7,921	5,746

Earnings before income taxes	9,488	11,035
Income taxes	3,320	4,193

Net earnings	$6,168	$6,842

Basic earnings per common share	$0.37	$0.44
Diluted earnings per common share	$0.36	$0.42
Basic shares outstanding	16,712,800	15,819,780
Diluted shares outstanding	17,203,323	16,219,846
Dividends per share	$0.12	$0.105

See notes to consolidated financial statements.

OXFORD INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS
(UNAUDITED EXCEPT FOR MAY 28, 2004)

	August 27, 2004	May 28, 2004	August 29, 2003
	($ in thousands)
Assets
Current Assets:
Cash and cash equivalents	$11,526	$47,569	$17,370
Receivables	160,485	176,367	134,445
Inventories	143,142	116,410	117,846
Prepaid expenses	19,093	16,475	19,346

Total Current Assets	334,246	356,821	289,007
Property, plant and equipment, net	54,745	51,826	50,677
Goodwill	158,304	115,426	88,095
Intangible assets, net	242,120	147,333	152,365
Other assets, net	24,845	23,411	21,940

Total Assets	$814,260	$694,817	$602,084

Liabilities and Shareholders’ Equity
Current Liabilities:
Notes payable	$111,924	$—	$10,000
Trade accounts payable	84,811	100,813	66,265
Accrued compensation	18,787	33,113	15,182
Additional acquisition cost payable	—	22,779	—
Other accrued expenses	37,646	30,440	31,234
Dividends payable	1,950	1,946	1,694
Income taxes payable	5,318	4,294	5,181
Current maturities of long-term debt	126	98	214

Total Current Liabilities	260,562	193,483	129,770
Notes payable	198,804	198,760	198,626
Other long-term debt, less current maturities	91	54	117
Noncurrent liabilities	12,798	11,124	9,573
Deferred income taxes	80,663	52,419	53,680
Shareholders’ Equity:
Common stock	16,756	16,215	16,152
Additional paid-in capital	42,266	23,673	22,360
Retained earnings	202,320	199,089	171,806

Total Shareholders’ Equity	261,342	238,977	210,318

Total Liabilities and Shareholders’ Equity	$814,260	$694,817	$602,084

See notes to consolidated financial statements.

OXFORD INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Quarters Ended
	August 27, 2004	August 29, 2003
	($ in thousands)
Cash Flows from Operating Activities
Net earnings	$6,168	$6,842
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation	3,037	2,357
Amortization of intangible assets	1,712	1,678
Amortization of deferred financing costs and bond discount	2,459	619
Loss (gain) on the sale of assets	348	(115)
Equity income	(323)	(105)
Deferred income taxes	(2,175)	(843)
Changes in working capital:
Receivables	40,659	5,453
Inventories	(823)	14,857
Prepaid expenses	1,669	(777)
Trade accounts payable	(21,022)	(16,320)
Accrued expenses and other current liabilities	(21,488)	(12,726)
Stock options income tax benefit	587	1,328
Income taxes payable	1,020	1,766
Other noncurrent assets	(1,410)	(2,351)
Other noncurrent liabilities	1,674	3,949

Net cash provided by operating activities	12,092	5,612
Cash Flows from Investing Activities
Acquisition, net of cash acquired	(139,626)	(218,429)
Decrease in restricted cash	—	204,986
Investment in deferred compensation plan	391	(1,356)
Purchases of property, plant and equipment	(2,488)	(3,171)
Proceeds from sale of property, plant and equipment	10	105

Net cash used in investing activities	(141,713)	(17,865)
Cash Flows from Financing Activities
Proceeds from short-term debt	97,592	10,000
Payments of long-term debt	65	(31)
Payments of debt issuance costs	(2,766)	(7,335)
Proceeds from issuance of common stock	666	4,477
Dividends on common stock	(1,946)	(1,579)

Net cash provided by financing activities	93,611	5,532

Effect of foreign currency translation on cash and cash equivalents	(33)	—
Net change in cash and cash equivalents	(36,010)	(6,721)
Cash and cash equivalents at the beginning of year	47,569	24,091

Cash and cash equivalents at the end of period	$11,526	$17,370

See notes to consolidated financial statements.

OXFORD INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 27, 2004

1.	Introduction: We prepared the accompanying unaudited, consolidated financial statements in accordance with the rules and regulations of the Securities and Exchange Commission. Such rules and regulations allow us to condense and omit certain information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles in the United States. We believe these consolidated financial statements reflect all normal, recurring adjustments that are necessary for a fair presentation of our financial position and results of operations for the periods presented. Results of operations for the three months ended August 27, 2004 are not necessarily indicative of results to be expected for the year. All dollars are expressed in thousands except share and per share amounts. The balance sheet at May 28, 2004 has been derived from the audited financial statements at that date. For more information regarding our results of operations and financial position refer to the footnotes accompanying our audited financial statements for our fiscal year ended May 28, 2004 (“Fiscal 2004”) contained in our Annual Report on Form 10-K. Any material facts that have changed from those footnotes are discussed herein, or are a normal result of transactions during the interim period. As used in this report, “our,” “us,” “we” and similar phrases refer to Oxford Industries, Inc. and its consolidated subsidiaries.

2.	Accounting Policies: The summary of our significant accounting policies in our Fiscal 2004 Form 10-K describes our accounting policies. Our accounting policies are consistent with those of our Fiscal 2004 policies.

3.	Contingencies: We are involved in certain legal proceedings and claims primarily arising in the normal course of business. In our opinion, the liability under any of these matters would not materially affect our financial condition or results of operations.

4.	Inventories: The components of inventories are summarized as follows:

	Quarters Ended
	August 27, 2004	August 29, 2003
	($ in thousands)
Finished goods	$116,108	$89,335
Work in process	7,690	8,905
Fabric, trim and supplies	19,344	19,606

Total	$143,142	$117,846

5.	Goodwill and Intangible Assets: Intangible assets primarily represent costs capitalized in connection with acquisitions. We account for goodwill and other intangible assets under the Statement of Financial Accounting Standards Board No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Goodwill and identifiable intangible assets with an indefinite useful life are not amortized but are tested for impairment annually. We tested our goodwill as of the end of the first quarter of our fiscal year ending on June 3, 2005 (“Fiscal 2005”) and determined that no impairment was indicated. The fair value of our goodwill is determined using a discounted cash flow methodology. Goodwill in the accompanying balance sheet is net of accumulated amortization of $7.9 million.

OXFORD INDUSTRIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
AUGUST 27, 2004

5.	Goodwill and Intangible Assets (continued):

     Intangible assets by category are summarized below:

		Accumulated
Intangibles	Intangibles at cost	amortization	Intangibles, net
		($ in thousands)
Trademarks	$210,233	$666	$209,567
License agreements	20,349	2,638	17,711
Customer relationships	19,500	4,939	14,561
Covenant not to compete	460	179	281

Total	$250,542	$8,422	$242,120

6.	Stock-Based Compensation: We have chosen to account for stock-based compensation to employees using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock-Based Compensation.” Certain pro forma and other disclosures related to stock-based compensation plans are presented below as if compensation cost of options granted had been determined in accordance with the fair value provisions of the Statement of Financial Accounting Standards Board No. 123, “Accounting for Stock-Based Compensation.”

	Quarters Ended
	August 27, 2004	August. 29, 2003
	($ in thousands except per share amounts)
Net earnings as reported	$6,168	$6,842
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(209)	(91)

Pro forma net earnings	$5,959	$6,751
Basic earnings per common share as reported	$0.37	$0.44
Pro forma basic earnings per common share	$0.36	$0.43
Diluted earnings per common share as reported	$0.36	$0.42
Pro forma diluted earnings per common share	$0.35	$0.42

OXFORD INDUSTRIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
AUGUST 27, 2004

7.	Segment Information: We organize the components of our business for purposes of allocating resources and assessing performance. Our reportable segments are the Menswear Group, the Womenswear Group and the Tommy Bahama Group. The Menswear Group produces a variety of branded and private label sportswear, tailored clothing, dress shirts and golf apparel. The Menswear Group also operates one Ben Sherman retail store and licenses the Ben Sherman brand for other product categories. The Womenswear Group produces private label women’s sportswear separates, coordinated sportswear, outer wear, dresses and swimwear. The Tommy Bahama Group produces lifestyle branded casual attire, operates retail stores and restaurants, and licenses the Tommy Bahama brand for other product categories. Corporate and Other is a reconciling category for reporting purposes and includes our corporate offices, last-in first-out (“LIFO”) inventory accounting adjustments and other costs that are not allocated to the operating groups. LIFO inventory calculations are made on a legal entity basis, which do not correspond to our segment definitions. Therefore, LIFO inventory accounting adjustments are not allocated to the operating segments. Segment results are as follows:

	Quarters Ended
	August 27, 2004	August 29, 2003
	($ in thousands)
Net Sales
Menswear Group	$118,705	$115,754
Womenswear Group	52,458	62,953
Tommy Bahama Group	93,462	63,278
Corporate and Other	165	120

Total	$264,790	$242,105

	Quarters Ended
	August 27, 2004	August 29, 2003
	($ in thousands)
Depreciation and intangible amortization
Menswear Group	$1,137	$912
Womenswear Group	65	199
Tommy Bahama Group	3,444	2,778
Corporate and Other	102	146

Total	$4,748	$4,035
Operating Income
Menswear Group	$8,921	$9,475
Womenswear Group	(966)	3,224
Tommy Bahama Group	11,916	6,959
Corporate and Other	(2,462)	(2,877)

Total	$17,409	$16,781
Interest expense, net	7,921	5,746

Earnings before taxes	$9,488	$11,035

OXFORD INDUSTRIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
AUGUST 27, 2004

7.	Segment Information (continued):

	Quarters Ended
	August 27, 2004	August 29, 2003
	($ in thousands)
Assets
Menswear Group	$380,858	$191,203
Womenswear Group	63,632	66,812
Tommy Bahama Group	376,254	330,044
Corporate and Other	(6,484)	14,025

Total	$814,260	$602,084
Purchase of property, plant and equipment
Menswear Group	$276	$739
Womenswear Group	10	9
Tommy Bahama Group	2,147	2,413
Corporate and Other	55	10

Total	$2,488	$3,171

8.	Earnings Per Share:

	Quarters Ended
	August 27, 2004	August 29, 2003
	($ in thousands except share and per share amounts)
Basic and diluted earnings available to stockholders (numerator):	$6,168	$6,842

Shares (denominator):
Weighted average shares outstanding	16,712,800	15,819,780
Dilutive securities:
Options	490,523	399,866

Total assuming exercise	17,203,323	16,219,646

Per share amounts:
Basic earnings per common share	$0.37	$0.44
Diluted earnings per common share	$0.36	$0.42

During the first quarter of Fiscal 2005, all options to purchase shares of our common stock were included in the computation of diluted earnings per share. During the first quarter of Fiscal 2004, options to purchase 232,500 shares of our common stock at $26.4375 per share were outstanding but were not included in the computation of diluted earnings per share because the inclusion of such shares would have had an antidilutive effect.

OXFORD INDUSTRIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
AUGUST 27, 2004

9.	Acquisitions: On July 30, 2004, we acquired Ben Sherman Limited (“Ben Sherman”), which we operate as part of our Menswear Group. Ben Sherman is a London-based designer, distributor and marketer of branded sportswear, accessories, and footwear. The purchase price for Ben Sherman was £80 million, or approximately $145 million, plus associated expenses. The transaction was financed with cash on hand, borrowings under our senior revolving credit facility (“U.S. Revolver”), the terms of which are described below and unsecured notes payable to the management shareholders of Ben Sherman (“Seller Notes”).

In association with the Ben Sherman acquisition, our U.S. Revolver was amended and restated on July 28, 2004 and increased to $280 million with a syndicate of eight financial institutions. The maturity date was extended to July 28, 2009. Under the amended U.S. Revolver, borrowing spreads and letter of credit fees are based upon a pricing grid, which is tied to a ratio of our total debt to our earnings before interest, taxes, depreciation and amortization, calculated as applicable on a pro forma basis. The credit agreement also requires us to maintain certain financial ratios including a ratio of total debt to earnings before interest, taxes, depreciation and amortization (EBITDA), a ratio of senior debt to EBITDA, a fixed charge coverage ratio and an interest coverage ratio. Our borrowings under the amended U.S. Revolver are no longer subject to a borrowing base calculation based on our accounts receivable, inventories and real property.

The Seller Notes total £3.5 million (or approximately $6.3 million) and are payable on demand beginning six months after July 30, 2004. The notes bear interest at the annual rate of London Interbank Offering Rate (“LIBOR”) plus 1.2% and such interest is payable on the last day of September, December, March and June, respectively, until the principal has been paid.

On July 30, 2004, our Ben Sherman subsidiary entered into a £12 million senior secured revolving credit facility (“U.K. Revolver”) to provide for seasonal working capital requirements and general corporate purposes. The facility is secured by substantially all of the United Kingdom assets of Ben Sherman and bears interest at the lender’s prime or base rate plus 1.2%. The facility is payable on demand and requires us to maintain certain financial ratios including a minimum interest coverage ratio, a minimum asset coverage ratio and a minimum level of EBITDA.

OXFORD INDUSTRIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
AUGUST 27, 2004

9. Acquisitions (continued):

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition for Ben Sherman. The purchase price allocation will be finalized upon resolution of a working capital adjustment to the purchase price and refinement of certain preliminary estimates.

($ in thousands)
Cash consideration paid	$139,017
Seller notes payable	6,312
Direct acquisition costs	2,790

Total purchase price	$148,119
Cash	$7,656
Accounts receivable	25,637
Inventories	26,053
Other current assets	2,841
Goodwill	42,899
Intangibles	96,500
Property, plant and equipment	3,765
Current liabilities	(28,282)
Deferred taxes	(28,950)

Fair value of net assets acquired	$148,119

The components of the Intangibles listed in the above table are as follows:

	Amount	Life
	($ in thousands)
Trademarks	$82,000	Indefinite
License agreements	11,700	4-8 years
Customer relationships	2,800	15 years

Total	$96,500

OXFORD INDUSTRIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
AUGUST 27, 2004

9. Acquisitions (continued):

On June 13, 2003, we acquired all of the capital stock of Viewpoint International, Inc., which we operate as the Tommy Bahama Group. The transaction purchase price for the Tommy Bahama Group could be up to $325 million, consisting of $240 million in cash at closing, $10 million in our common stock (776,400 shares), and up to $75 million in contingent payments, subject to the Tommy Bahama Group achieving certain performance targets. Such performance targets are based on earnings before interest and taxes after deduction of a capital charge based on net tangible assets and are as follows:

•	Year 1 - $42.3 million, which was prorated to $40.8 million based on the closing of the acquisition 13 days into the fiscal year;

•	Year 2 - $50.0 million;

•	Year 3 - $58.1 million; and

•	Year 4 - $69.7 million.

For each of the four years following the acquisition, the selling stockholders of the Tommy Bahama Group will receive an annual basic contingent payment if the Tommy Bahama Group’s earnings are greater than 90% of the applicable target described above and will receive the maximum annual basic contingent payment of $12.5 million if the Tommy Bahama Group’s earnings are 100% or greater than the applicable target. If the Tommy Bahama Group’s earnings are between 90% and 100% of the applicable target, the annual basic contingent payment will be calculated on a straight line basis from $0 to $12.5 million. Up to 50% of any annual basic contingent payment may be paid in shares of our common stock at our option, and in the case of payments in the first two years, at the option of the selling stockholders of the Tommy Bahama Group. Shares of our common stock issued at our option will be valued at the average price on the New York Stock Exchange (or other applicable exchange) for the ten full trading days prior to the applicable payment date. Shares of our common stock issued at the option of the selling stockholders will be valued at $12.88 per share. All earnout payments to be paid to selling stockholders will be treated as additional purchase price and recorded as goodwill. The Year 1 contingent payment was earned in full and was paid during the first quarter of Fiscal 2005; 50% in cash and 50% in Common Stock valued at $12.88 per share.

Additionally, if, at the end of the four year period, cumulative earnings exceed the cumulative targets, the selling stockholders will receive 33.33% of the cumulative excess up to a maximum cumulative additional contingent payment of $25.0 million. Any cumulative additional contingent payment will be paid in cash.

Approximately 5% of the total value of all consideration that becomes due and payable under the earnout agreement has been designated to be paid toward an Employee Cash Bonus Plan to be distributed to employees of the Tommy Bahama group under the terms of the plan. The earnout payments designated toward the Employee Cash Bonus Plan are charged to selling, general and administrative expense.

OXFORD INDUSTRIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
AUGUST 27, 2004

9. Acquisitions (continued):

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition for the Tommy Bahama Group.

($ in thousands)
Market value of stock issued	$27,881
Cash consideration paid	247,172
Direct acquisition costs	3,366

Total purchase price	$278,419
Cash	$22,145
Accounts receivable	29,521
Inventories	27,697
Other current assets	6,015
Goodwill	110,164
Intangibles	153,360
Property, plant and equipment	28,087
Other assets	2,470
Current liabilities	(45,626)
Noncurrent liabilities	(1,253)
Deferred taxes	(54,161)

Fair value of net assets acquired	$278,419

The components of the Intangibles listed in the above table are as follows:

	Amount	Life
	($ in thousands)
Trademarks	$127,800	Indefinite
License agreements	8,400	5 years
Customer relationships	16,700	15 years
Covenant not to compete	460	4 years

Total	$153,360

These acquisitions helped us achieve one of our key strategic objectives of owning major lifestyle brands. The acquisitions provide strategic benefits through growth opportunities and further diversification of our business over distribution channels, price points, product categories and target customers. Ben Sherman’s results of operations from July 31, 2004 through August 27, 2004 are included in our consolidated statement of earnings in the Consolidated Financial Statements for the first quarter of Fiscal 2005. The Tommy Bahama Group’s results of operations from June 14, 2003 through August 29, 2003 are included in our consolidated statement of earnings in the Consolidated Financial Statements for the first quarter of Fiscal 2004.

OXFORD INDUSTRIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
AUGUST 27, 2004

10.	Pro Forma Financial Information: The pro forma financial information presented below gives effect to the Ben Sherman acquisition as if it occurred as of the beginning of Fiscal 2005 and 2004 and the Tommy Bahama Group acquisition as if it had occurred as of the beginning of Fiscal 2004. The information presented below is for illustrative purposes only and is not indicative of results that would have been achieved if the acquisitions had occurred as of the beginning of Fiscal 2005 and 2004 or results which may be achieved in the future.

	Quarters Ended
	August 27, 2004	August 29, 2003
	($ in thousands except per share amounts)
Net Sales	$295,270	$290,720
Net Earnings	$8,952	$9,420
Net Earnings Per Share
Basic	$0.54	$0.59
Diluted	$0.52	$0.58

11.	Stock Split: We effected a two-for-one stock split in the form of a 100% stock dividend, payable December 1, 2003, to shareholders of record on November 17, 2003. All share and per share data appearing in the consolidated financial statements and related notes have been retroactively adjusted for this stock split.

OXFORD INDUSTRIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
AUGUST 27, 2004

12.	Notes Payable:

The following table details our notes payable as of August 27, 2004, which are classified as current obligations.

August 27, 2004
($ in thousands)
U.S. Revolver	$98,300
U.K. Revolver	7,312
Seller Notes	6,312

Total notes payable	$111,924

Under the U.S. Revolver, borrowing spreads and letter of credit fees are based upon a pricing grid, which is tied to a ratio of our total debt to our earnings before interest, taxes, depreciation and amortization, calculated as applicable on a pro forma basis. This facility contains provisions that may allow the lenders to accelerate payments under the facility under conditions that are not objectively determinable. The facility also has a lockbox arrangement, whereby remittances from the customers reduce the current outstanding borrowings. Accordingly, pursuant to Emerging Issues Task Force 95-22, we have classified borrowings under the facility as current debt.

The U.K. Revolver provides for seasonal working capital requirements and general corporate purposes for our Ben Sherman United Kingdom operations. The facility is secured by substantially all of the United Kingdom assets of Ben Sherman and bears interest at the lender’s prime or base rate plus 1.2%. The facility is payable on demand.

The Seller Notes are payable on demand beginning six months after July 30, 2004. The notes bear interest at the annual rate of LIBOR plus 1.2% and such interest is payable on the last day of September, December, March and June, respectively, until the principal has been paid.

OXFORD INDUSTRIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
AUGUST 27, 2004

13. Consolidating Financial Data of Subsidiary Guarantors: The notes issued for the Tommy Bahama acquisition were issued by Oxford Industries, Inc. Not all of our subsidiaries guarantee the notes. Each subsidiary guarantor is wholly owned by Oxford Industries, Inc. and is organized in the U.S. All guarantees are full and unconditional. Non-guarantors consist of subsidiaries of Oxford Industries, Inc which are organized outside the U.S. Set forth below is the consolidated financial statements for the three months ended August 27, 2004 and August 29, 2003. We have used the equity method with respect to investment in subsidiaries.

	Oxford Industries, Inc.
	Consolidated Balance Sheet
	August 27, 2004
	Oxford Industries	Subsidiary	Subsidiary Non-	Consolidating	Consolidated
	(Parent)	Guarantors	Guarantors	Adjustments	Total
	($ in thousands)
Assets
Current Assets:
Cash and cash equivalents	$4,926	$1,976	$4,597	$27	$11,526
Receivables	92,992	47,290	61,524	(41,321)	160,485
Inventories	72,682	48,933	21,669	(142)	143,142
Prepaid expenses	8,176	7,360	3,557	—	19,093

Total current assets	178,776	105,559	91,347	(41,436)	334,246
Property, plant and equipment, net	13,403	33,441	7,901	—	54,745
Goodwill	1,847	114,156	42,301	—	158,304
Intangibles, net	239	145,683	96,198	—	242,120
Other assets net	546,809	150,148	1,590	(673,702)	24,845

Total Assets	$741,074	$548,987	$239,337	$(715,138)	$814,260

Liabilities and Shareholders’Equity
Current Liabilities:
Notes payable	$98,300	$—	$13,624	$—	$111,924
Trade accounts payable	77,876	32,760	15,508	(41,333)	84,811
Accrued compensation	8,241	8,083	2,463	—	18,787
Other accrued expenses	15,935	11,729	10,690	(708)	37,646
Dividends payable	1,950	—	—	—	1,950
Income taxes payable	(11,789)	12,548	4,559	—	5,318
Current maturities of long-term debt	28	98	—	—	126

Total current liabilities	190,541	65,218	46,844	(42,041)	260,562
Long term debt, less current portion	198,841	54	—	—	198,895
Noncurrent liabilities	101,640	(84,403)	112,703	(117,142)	12,798
Deferred income taxes	3,916	47,766	28,991	(10)	80,663
Total Shareholders’/invested equity	246,136	520,352	50,799	(555,945)	261,342

Total Liabilities and Shareholders’ Equity	$741,074	$548,987	$239,337	$(715,138)	$814,260

OXFORD INDUSTRIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
AUGUST 27, 2004

13. Consolidating Financial Data of Subsidiary Guarantors (continued):

	Oxford Industries, Inc.
	Consolidated Balance Sheet
	August 29, 2003
	Oxford Industries	Subsidiary	Subsidiary Non-	Consolidating	Consolidated
	(Parent)	Guarantors	Guarantors	Adjustments	Total
	($ in thousands)
Assets
Current Assets:
Cash and cash equivalents	$9,759	$6,084	$819	$708	$17,370
Receivables	98,202	32,895	41,879	(38,531)	134,445
Inventories	84,162	31,910	1,774	—	117,846
Prepaid expenses	11,010	7,790	546	—	19,346

Total current assets	203,133	78,679	45,018	(37,823)	289,007
Property, plant and equipment, net	15,481	29,820	5,376	—	50,677
Goodwill	1,847	86,248	—	—	88,095
Intangibles, net	278	152,087	—	—	152,365
Other assets, net	317,919	4,665	1,714	(302,358)	21,940

Total Assets	$538,658	$351,499	52,108	$(340,181)	$602,084

Liabilities and Shareholders’ Equity
Current Liabilities:
Notes payable	$10,000	$—	$—	$—	$10,000
Trade accounts payable	52,744	27,253	23,998	(37,730)	66,265
Accrued compensation	8,738	3,857	2,587	—	15,182
Other accrued expenses	20,467	10,447	431	(111)	31,234
Dividends payable	1,694	—	—	—	1,694
Income taxes payable	(8,180)	12,243	1,118	—	5,181
Current maturities of long-term debt	116	98	—	—	214

Total current liabilities	85,579	53,898	28,134	(37,841)	129,770
Long term debt, less current portion	198,631	112	—	—	198,743
Noncurrent liabilities	65,688	(63,885)	4,019	3,751	9,573
Deferred taxes	2,639	51,026	15		53,680
Total Shareholders’/invested equity	186,121	310,348	19,940	(306,091)	210,318

Total Liabilities and Shareholders’ Equity	$538,658	$351,499	$52,108	$(340,181)	$602,084

OXFORD INDUSTRIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
AUGUST 27, 2004

13. Consolidating Financial Data of Subsidiary Guarantors (continued):

	Oxford Industries, Inc.
	Consolidated Statement of Earnings
	Three Months ended August 27, 2004
	Oxford Industries	Subsidiary	Subsidiary Non-	Consolidating	Consolidated
	(Parent)	Guarantors	Guarantors	Adjustments	Total
	($ in thousands)
Net Sales	$146,978	$108,703	$24,513	$(15,404)	$264,790
Cost of goods sold:	117,795	54,316	10,129	(2,372)	179,868

Gross Profit	29,183	54,387	14,384	(13,032)	84,922
Selling, general and administrative	28,385	42,448	11,069	(12,636)	69,266
Royalties and other income	—	1,369	384	—	1,753

Operating Income	798	13,308	3,699	(396)	17,409
Interest expense (income), net	8,522	(1,087)	737	(251)	7,921
Income from equity investment	12,773	44	—	(12,817)	—

Earnings Before Income Taxes	5,049	14,439	2,962	(12,962)	9,488
Income Taxes	(1,264)	3,810	774	—	3,320

Net Earnings	$6,313	$10,629	$2,188	$(12,962)	$6,168

	Oxford Industries, Inc.
	Consolidated Statement of Earnings
	Three Months ended August 29, 2003
	Oxford Industries	Subsidiary	Subsidiary Non-	Consolidating	Consolidated
	(Parent)	Guarantors	Guarantors	Adjustments	Total
	($ in thousands)
Net Sales	$168,346	$77,948	$8,701	$(12,890)	$242,105
Cost of goods sold:	131,801	39,259	(396)	550	171,214

Gross Profit	36,545	38,689	9,097	(13,440)	70,891
Selling, general and administrative	29,164	30,839	8,307	(13,020)	55,290
Royalties and other income	—	1,180	—	—	1,180

Operating Income	7,381	9,030	790	(420)	16,781
Interest (income) expense, net	6,515	(327)	(23)	(419)	5,746
Income from equity investment	7,771	14	—	(7,785)	—

Earnings Before Income Taxes	8,637	9,371	813	(7,786)	11,035
Income Taxes	1,795	2,153	245	—	4,193

Net Earnings	$6,842	$7,218	$568	$(7,786)	$6,842

OXFORD INDUSTRIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
AUGUST 27, 2004

     13. Consolidating Financial Data of Subsidiary Guarantors (continued):

	Oxford Industries, Inc.
	Consolidated Statement of Cash Flow
	August 27, 2004
	Oxford Industries	Subsidiary	Subsidiary Non-	Consolidating	Consolidated
	(Parent)	Guarantors	Guarantors	Adjustments	Total
	($ in thousands)
Cash Flows From Operating Activities
Net earnings	$6,313	$10,629	$2,188	$(12,962)	$6,168
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	3,246	3,487	475	—	7,208
Equity income	—	(323)	—	—	(323)
(gain) loss on sale of assets	(43)	98	291	2	348
Deferred income taxes	(214)	(246)	(343)	(1,372)	(2,175)
Changes in working capital:	(1,900)	61	(6,185)	8,626	602
Income for equity investment in subsidiaries	(12,773)	(44)	—	12,817	—
Other noncurrent assets	(563)	(1,570)	16	707	(1,410)
Other noncurrent liabilities	1,190	483	—	1	1,674

Net cash (used in) provided by operating activities	(4,744)	12,575	(3,558)	7,819	12,092
Cash Flows from Investing Activities
Acquisitions net of cash acquired	(5,475)	4	(134,155)	—	(139,626)
Investment in subsidiaries	(141,807)	(32,616)	—	174,423	—
Investment in deferred comp plan	—	391	—	—	391
Purchases of property, plant and equipment	(304)	(2,158)	(27)	1	(2,488)
Proceeds from sale of property, plant and equipment	5	5	—	—	10

Net cash (used in) provided by investing activities	(147,581)	(34,374)	(134,182)	174,424	(141,713)
Cash Flows from Financing Activities
Proceeds (payments) of short-term debt	98,300	—	(708)	—	97,592
Equity contribution received	—	141,807	32,616	(174,423)	—
(Payments) proceeds of loan to subsidiaries	—	(109,191)	109,191	—	—
Principal payments of long-term debt	64	(1)		2	65
Proceeds from issuance of common stock	666	—	—	—	666
Debt issue costs	(2,766)	—	—	—	(2,766)
Change in intercompany payable	9,508	(10,278)	8,540	(7,770)	—
Dividends on common stock	6,074	—	(7,993)	(27)	(1,946)

Net cash (used in) provided by financing activities	111,846	22,337	141,646	(182,218)	93,611
Effect of foreign currency translation on cash and cash equivalents	—	—	(33)	—	(33)
Net change in Cash and Cash Equivalents	(40,479)	538	3,906	25	(36,010)
Cash and Cash Equivalents at the Beginning of Period	45,405	1,438	724	2	47,569

Cash and Cash Equivalents at the End of Period	$4,926	$1,976	$4,597	$27	$11,526

OXFORD INDUSTRIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
AUGUST 27, 2004

13. Consolidating Financial Data of Subsidiary Guarantors (continued):

	Oxford Industries, Inc.
	Consolidated Statement of Cash Flow
	Three months ended August 29, 2003
	Oxford Industries	Subsidiary	Subsidiary Non-	Consolidating	Consolidated
	(Parent)	Guarantors	Guarantors	Adjustments	Total
	($ in thousands)
Cash Flows From Operating Activities
Net earnings	$6,842	$7,218	$568	$(7,786)	$6,842
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	1,592	2,940	122	—	4,654
Equity income	—	(105)	—	—	(105)
Loss (gain) on sale of assets	(22)	(86)	(7)	—	(115)
Deferred income taxes	(438)	(472)	(611)	678	(843)
Changes in working capital:	(122,730)	116,410	—	(99)	(6,419)
Income for equity investment in subsidiaries	(7,771)	(15)	—	7,786	—
Other noncurrent assets	1,759	(521)	157	(3,746)	(2,351)
Other noncurrent liabilities	2,361	1,588	—	—	3,949

Net cash (used in) provided by operating activities	(118,407)	126,957	229	(3,167)	5,612
Cash Flows from Investing Activities
Acquisitions	(240,754)	22,325	—	—	(218,429)
Decrease in restricted cash	204,986	—	—	—	204,986
Investment in deferred comp plan	—	(1,356)	—	—	(1,356)
Purchases of property, plant and equipment	(741)	(2,423)	(7)	—	(3,171)
Proceeds from sale of property, plant and equipment	64	11	30	—	105

Net cash (used in) provided by investing activities	(36,445)	18,557	23	—	(17,865)
Cash Flows from Financing Activities
Proceeds from short term borrowing	10,000	—	—	—	10,000
Principal payments of long-term debt	(8)	(23)	—	—	(31)
Proceeds from issuance of common stock	4,476	—	—	1	4,477
Debt issue costs	(7,335)	—	—	—	(7,335)
Change in intercompany payable	136,035	(139,625)	(153)	3,743	—
Dividends on common stock	(1,579)	—	—	—	(1,579)

Net cash (used in) provided by financing activities	141,589	(139,648)	(153)	3,744	5,532
Net change in Cash and Cash Equivalents	(13,263)	5,866	99	577	(6,721)
Cash and Cash Equivalents at the Beginning of Period	23,022	218	720	131	24,091

Cash and Cash Equivalents at the End of Period	$9,759	$6,084	$819	$708	$17,370

OXFORD INDUSTRIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
AUGUST 27, 2004

14.	Other Comprehensive loss. Accumulated other comprehensive loss is comprised of the effects of foreign currency translation and is disclosed as a component of retained earnings in our consolidated balance sheet.

	Quarters Ended
	August 27, 2004	August 29, 2003
	($ in thousands)
Foreign currency translation loss, net of tax of $300	$(988)	$—

Accumulated other comprehensive loss	$(988)	$—

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our “Consolidated Financial Statements” and the “Notes to Consolidated Financial Statements”contained in this report.

OVERVIEW

We are engaged in the design, production and sale of consumer apparel for men, women and children. Our principal markets and customers are located primarily in the United States. We source these products from third party producers, our owned manufacturing facilities and through our joint venture partners. We distribute our products through our wholesale customers and through our own retail stores.

The most significant factor impacting our results of operations for the current year was the completion of the acquisition of Ben Sherman, which we operate as part of our Menswear Group. Ben Sherman is a London-based designer, distributor and marketer of branded sportswear, accessories, and footwear.

In conjunction with the acquisition of Ben Sherman, our U.S. Revolver was amended and restated on July 28, 2004 and increased to $280 million with a syndicate of eight financial institutions

RESULTS OF OPERATIONS

The following table sets forth the line items in the Consolidated Statements of Earnings data both in dollars and as a percentage of net sales. The table also sets forth the percentage change of the data as compared to the prior year. We have calculated all percentages set forth below based on actual data, but percentage columns may not add due to rounding. Fiscal 2004 results include the Tommy Bahama Group from June 13, 2003 through August 29, 2003. Fiscal 2005 results include Ben Sherman from July 31, 2004 through August 27, 2004.

	Quarters Ended
	August 27, 2004		August 29, 2003		Change ‘04-‘05
	($ in thousands)
Net sales	$264,790	100.0%	$242,105	100.0%	$22,685	9.4%
Cost of goods sold	179,868	67.9%	171,214	70.7%	8,654	5.1%

Gross profit	84,922	32.1%	70,891	29.3%	14,031	19.8%
Selling, general & administrative	67,554	25.5%	53,612	22.1%	13,942	26.0%
Amortization of intangibles	1,712	0.6%	1,678	0.7%	34	2.0%
Royalties & other operating income	1,753	0.7%	1,180	0.5%	573	48.6%

Operating income	17,409	6.6%	16,781	6.9%	628	3.7%
Interest expense, net	7,921	3.0%	5,746	2.4%	2,175	37.9%

Earnings before income taxes	9,488	3.6%	11,035	4.6%	(1,547)	(14.0%)
Income taxes	3,320	1.3%	4,193	1.7%	(873)	(20.8%)

Net earnings	$6,168	2.3%	$6,842	2.8%	$(674)	(9.9%)

ACQUISITION

On July 30, 2004, we acquired Ben Sherman. Ben Sherman is a London-based designer, distributor and marketer of branded sportswear, accessories, and footwear. The purchase price for Ben Sherman was £80 million, or approximately $145 million, plus associated expenses. The transaction was financed with cash on hand and borrowings under our U.S. Revolver and Seller Notes payable to the management shareholders of Ben Sherman.

In conjunction with the acquisition of Ben Sherman, our U.S. Revolver was amended and restated on July 28, 2004 and increased to $280 million with a syndicate of eight financial institutions. The maturity date was extended to July 28, 2009.

On July 30, 2004, our Ben Sherman subsidiary entered into a £12 million U.K. Revolver to provide for seasonal working capital requirements and general corporate purposes.

For further discussion of the acquisition, see Note 9 of “Notes to Consolidated Financial Statements”. For further discussion of financing arrangements see the section below titled “Financing Arrangements”.

TOTAL COMPANY

Net sales increased 9.4% from $242.1 million in the first quarter of Fiscal 2004 to $264.8 million in the first quarter of Fiscal 2005. We generated a 21.5% increase in the average selling price per unit and a 10.7% decline in unit sales. The increase in the average selling price per unit was due to the higher average selling price per unit of Tommy Bahama and Ben Sherman merchandise and the relatively higher proportion of these brands’ sales in the current year. The decline in unit sales was primarily due to the Womenswear Group. Our pre-acquisition businesses (excluding Tommy Bahama and Ben Sherman) experienced an 18.8% decline in unit sales and a 6.1% increase in the average selling price per unit.

Cost of goods sold for the first quarter of Fiscal 2005 was $179.9 million or 67.9% of net sales, compared to $171.2 million or 70.7% of net sales in the first quarter of Fiscal 2004. Expressed as a percentage of net sales, the decline in cost of goods sold was primarily due to the increased shipments of the Tommy Bahama Group and the addition of Ben Sherman, both of which have higher gross margins. Our gross margins may not be directly comparable to those of our competitors, as income statement classifications of certain expenses may vary by company.

Selling, general and administrative expenses (“SG&A”) increased from $53.6 million or 22.1% of net sales in the first quarter of Fiscal 2004 to $67.6 million or 25.5% of net sales in the first quarter of Fiscal 2005. The increase in SG&A was primarily due to growth in the Tommy Bahama Group and the acquisition of Ben Sherman.

Amortization of intangibles was unchanged at $1.7 million in both the first quarter of Fiscal 2004 and the first quarter of Fiscal 2005. Fiscal 2005 includes $1.4 million for Tommy Bahama and $0.3 million for Ben Sherman. While the purchase price valuation is preliminary, we anticipate the amortization of intangible assets related to Ben Sherman to be $0.9 million per quarter for the balance of Fiscal 2005. Total amortization of intangible assets is expected to be $2.3 million per quarter for the balance of Fiscal 2005.

Royalties and other operating income increased from $1.2 million in the first quarter of Fiscal 2004 to $1.8 million in the first quarter of Fiscal 2005 and is primarily licensing income from licensing the Tommy Bahama and Ben Sherman brands.

Interest expense, net increased from $5.7 million in the first quarter of Fiscal 2004 to $7.9 million in the first quarter of Fiscal 2005. The increase in interest expense was due to the interest on debt incurred to finance the acquisition of Ben Sherman and the non-cash write-off of $1.8 million of deferred financing costs. The non-cash write-off of the deferred financing cost was due to the amendment of our U.S. Revolver.

Income taxes. The effective tax rate was approximately 38.0% in the first quarter of Fiscal 2004 and 35.0% in the first quarter of Fiscal 2005. Variations in the effective tax rate are primarily attributable to the acquisition of Ben Sherman and the relative distribution of pre-tax earnings among the various taxing jurisdictions in which we operate.

SEGMENT DEFINITION

We organize the components of our business for purposes of allocating resources and assessing performance. Our reportable segments are the Menswear Group, the Womenswear Group and the Tommy Bahama Group. The Menswear Group produces a variety of branded and private label sportswear, tailored clothing, dress shirts and golf apparel. The Menswear Group also operates one Ben Sherman retail store and licenses the Ben Sherman brand for other product categories. The Womenswear Group produces private label women’s sportswear separates, coordinated sportswear, outerwear, dresses and swimwear. The Tommy Bahama Group produces lifestyle branded casual attire, operates retail stores and restaurants, and licenses the Tommy Bahama brand for other product categories. Corporate and Other is a reconciling category for reporting purposes and includes our corporate offices, LIFO inventory accounting adjustments and other costs that are not allocated to the operating groups. LIFO inventory calculations are made on a legal entity basis, which do not correspond to our segment definitions. Therefore, LIFO inventory accounting adjustments are not allocated to the operating segments. Segment results are as follows:

	Quarters Ended
	August 27, 2004		August 29, 2003		Change ‘04-‘05
	($ in thousands)
Net Sales
Menswear Group	$118,705	44.8%	$115,754	47.8%	$2,951	2.5%
Womenswear Group	52,458	19.8%	62,953	26.0%	(10,495)	(16.7%)
Tommy Bahama Group	93,462	35.3%	63,278	26.1%	30,184	47.7%
Corporate and Other	165	0.1%	120	0.0%	45	37.5%

Total	$264,790	100.0%	$242,105	100.0%	$22,685	9.4%

	Quarters Ended
	August 27, 2004		August 29, 2003		Change ‘04-‘05
	($ in thousands)
Operating Income
Menswear Group	$8,921	7.5%	$9,475	8.2%	$(554)	(5.8%)
Womenswear Group	(966)	(1.8%)	3,224	5.1%	(4,190)	(130.0%)
Tommy Bahama Group	11,916	12.7%	6,959	11.0%	4,957	71.2%
Corporate and Other	(2,462)	N/A	(2,877)	N/A	415	(14.4%)

Total	$17,409	6.6%	$16,781	6.9%	$628	3.7%

* For further information regarding our segments, see Note 7 of “Notes to Consolidated Financial Statements”.

SEGMENT RESULTS

Menswear Group

The Menswear Group reported a 2.5% increase in net sales from $115.8 million in the first quarter of Fiscal 2004 to $118.7 million in the first quarter of Fiscal 2005. The increase resulted from a 6.1% increase in the average selling price per unit partially offset by a 3.2% decline in unit sales. Ben Sherman contributed $16.6 million in sales. Our other Menswear businesses experienced declines of $13.6 million including declines of $7.3 million with Sears/Lands’ End and $3.4 million of Izod Club Golf sales. The Sears/Lands’ End reduction was primarily due to the prior year benefit of initial fixture load of Lands’ End shops in Sears’s stores that did not recur in the current period. We discontinued our Izod Club Golf business in Fiscal 2004. Operating income declined from $9.5 million in the prior period to $8.9 million in the current period. The decline in operating income was primarily due to the decrease in sales excluding Ben Sherman, partially offset by the operating income of Ben Sherman.

Womenswear Group

The Womenswear Group reported a 16.7% decline in net sales from $63.0 million in the first quarter of Fiscal 2004 to $52.5 million in the first quarter of Fiscal 2005. The decline in net sales resulted from a 22.0% decline in unit sales partially offset by a 5.5% increase in the average selling price per unit. The decline in sales was primarily due to decreased sales to Wal-Mart. These sales declines were partially offset by increased sales to other customers in the department store and direct mail distribution channels. Operating income declined from $3.2 million in the first quarter of Fiscal 2004 to an operating loss of $1.0 million in the first quarter of Fiscal 2005. The decline in operating income was the result of the sales decline and margin pressures due to competitive market conditions and the continuing emphasis on direct sourcing by our key customers.

Tommy Bahama Group

Tommy Bahama was acquired on June 13, 2003. Tommy Bahama was included for 11 of 13 weeks in the first quarter of Fiscal 2004 and the entire first quarter of Fiscal 2005. Sales of Tommy Bahama for the two weeks immediately prior to the acquisition were $11.7 million and operating income for that period was $1.2 million.

The Tommy Bahama Group reported a 47.7% increase in net sales from $63.3 million for the first quarter of Fiscal 2004 to $93.5 million in the first quarter of Fiscal 2005. The increase in sales was primarily due to increased wholesale sales with existing customers, increased retail sales from eleven more retail stores in operation, and the additional two weeks of sales in Fiscal 2005 compared to Fiscal 2004. Overall, Tommy Bahama experienced a 33.9% increase in unit sales and a 10.0% increase in the average selling price per unit. The increase in the average selling price per unit was primarily due to product and channel mix. The retail operation grew from 34 retail locations at the end of the first quarter of Fiscal 2004 to 45 retail locations at the end of the first quarter of Fiscal 2005. Operating income increased from $7.0 million in the first quarter of Fiscal 2004 to $11.9 million in the first quarter of Fiscal 2005. The increase in operating income was due to the increase in sales, increased leveraging of operating expenses and the inclusion of two additional weeks in the first quarter of Fiscal 2005 as compared to the first quarter of Fiscal 2004.

Corporate and Other

The Corporate and Other operating loss declined from $2.9 million in the first quarter of Fiscal 2004 to $2.5 million in the first quarter of Fiscal 2005 primarily due to the favorable impact of LIFO accounting in the first quarter of Fiscal 2005 as compared to the first quarter of Fiscal 2004.

LIQUIDITY AND CAPITAL RESOURCES

Financing Arrangements

On May 16, 2003, we completed a $200 million private placement of senior unsecured notes to finance the acquisition of Tommy Bahama. The notes bear interest at 8.875%, have an 8-year life and were sold at a discount of 0.713%, or $1.4 million, to yield an effective interest rate of 9.0%. Interest is payable semi-annually with the principal amount due at maturity on June 1, 2011. The notes are guaranteed by all existing and future direct and indirect domestic wholly owned restricted subsidiaries of Oxford Industries, Inc. The senior notes indenture restricts our ability to incur additional indebtedness or liens, to enter into lease or hedging arrangements, to make investments and acquisitions, to sell assets, to pay dividends and to pay amounts due under the earnout agreement with the selling shareholders of the Tommy Bahama Group. The indenture also requires us to maintain a minimum consolidated fixed charge coverage ratio which is defined as the sum of consolidated net income, consolidated interest expense and non-cash charges to consolidated interest expense, calculated as applicable on a pro forma basis. We are in compliance with these covenants as of August 27, 2004.

In association with the Ben Sherman acquisition, our U.S. Revolver was amended on July 28, 2004 and increased to $280 million with a syndicate of eight financial institutions. The maturity date was extended to July 28, 2009. Under the amended U.S. Revolver, borrowing spreads and letter of credit fees are based upon a pricing grid, which is tied to a ratio of total debt to EBITDA, calculated as applicable on a pro forma basis. The credit agreement also requires us to maintain certain financial ratios including the ratio of total debt to EBITDA, the ratio of senior debt to EBITDA, a fixed charge coverage ratio and an interest coverage ratio. Our borrowings under the amended U.S. Revolver are no longer subject to a borrowing base calculation based on our accounts receivable, inventories and real property. The amendment of our U.S. Revolver resulted in a write-off of deferred financing costs of $1.8 million in the first quarter of Fiscal 2005. We are in compliance with these covenants as of August 27, 2004. At August 27, 2004, gross availability under the U.S. Revolver totaled $280.0 million, against which approximately $112.9 million in letters of credit and $98.3 million in direct borrowings were outstanding.

In conjunction with our acquisition of Ben Sherman on July 30, 2004, we entered into Seller Notes with the management shareholders of Ben Sherman. The Seller Notes total £3.5 million (or approximately $6.3 million) and are payable on demand beginning six months after July 30, 2004. The notes bear interest at the annual rate of LIBOR plus 1.2% and is payable on the last day of September, December, March and June, until the principal has been paid.

On July 30, 2004, our Ben Sherman subsidiary entered into a £12 million U.K. Revolver to provide for seasonal working capital requirements and general corporate purposes. The facility is secured by substantially all of the United Kingdom assets of Ben Sherman and bears interest at the lender’s prime or base rate plus 1.2%. The facility is payable on demand and requires the borrower to maintain certain financial ratios including a minimum interest coverage ratio, a minimum asset coverage ratio and a minimum level of earnings before interest, taxes and intangible asset amortization. We are in compliance with these covenants as of August 27, 2004.

Operating Activities

The cash flow from operating activities is primarily due to net earnings and changes in working capital. Changes in working capital are primarily monitored by analysis of the investment in accounts receivable and inventories and by the amount of accounts payable. During the first quarter of Fiscal 2005, we generated cash from operating activities of $12.1 million primarily from net earnings and non-cash charges and a slight increase in working capital after giving effect to the acquisition of Ben Sherman. Working capital changes included increased inventories, decreased trade payables and decreased accrued expenses offset by decreased accounts receivable. The inventory increase occurred in our Tommy Bahama businesses to support increased sales. Trade payables decreased primarily due to the decline in inventory purchases during the first quarter of Fiscal 2005 compared to the fourth quarter of Fiscal 2004. The decline in accrued expenses was primarily due to incentive compensation and interest accrued at the end of Fiscal 2004 and paid in the first quarter of Fiscal 2005. The accounts receivable decline was due to the decline in sales in the last two months of the first quarter of Fiscal 2005 compared to the last two months of the fourth quarter of Fiscal 2004.

During the first quarter of Fiscal 2004, we generated cash from operating activities of $5.6 million primarily from net earnings and non-cash charges and a slight increase in working capital after giving effect to the acquisition of Tommy Bahama. Working capital changes included decreased accounts payable and accrued expenses partially offset by decreased inventory and decreased receivables. The decreased trade payables was primarily due to the decline in inventory purchases. The decline in accrued expenses was primarily due to incentive compensation accrued at the end of Fiscal 2003 and paid in the first quarter of Fiscal 2004. The decline in inventory occurred primarily in our preacquisition business. The decline in accounts receivable was the same as described above for the current year.

Investing Activities

During the first quarter of Fiscal 2005, investing activities used $141.7 million in cash, principally for the acquisition of the Ben Sherman. Capital expenditures of $2.5 million were primarily related to new Tommy Bahama retail stores, computer equipment and software.

During the first quarter of Fiscal 2004, investing activities used $17.8 million in cash and principally for the acquisition of the Tommy Bahama net of the reduction in restricted proceeds from the sale of the senior unsecured notes. Capital expenditures of $3.2 million were primarily related to new Tommy Bahama retail stores, computer equipment and software.

Financing Activities

During the first quarter of Fiscal 2005, financing activities generated $93.6 million in cash. This represents the amount of increased U.S. Revolver debt, issuance of Seller Notes to finance the acquisition of Ben Sherman and proceeds from the issuance of common stock upon the exercise of employee stock options, partially offset by payments of deferred financing cost to amend our U.S. Revolver and payment of dividends on our common stock.

During the first quarter of Fiscal 2004, financing activities generated $5.5 million in cash. This represents an increase in revolver debt and proceeds from the issuance of common stock upon the exercise of employee stock options, partially offset by payments of deferred financing cost and payment of dividends on our common stock.

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

The Securities and Exchange Commission’s Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. The detailed Summary of Significant Accounting Policies is included in the Notes to Consolidated Financial Statements contained in this report. The following is a brief discussion of the more significant accounting policies and methods we use.

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

Inventories

For segment reporting, inventory is carried at the lower of first-in first-out (“FIFO”) cost or market. For wholesale inventory, we estimate the amount of goods that we will not be able to sell in the normal course of business and write down the value of these goods to the recovery value expected to be realized through off-price channels yielding a normal gross margin when shipped. For Tommy Bahama retail inventory, we provide an allowance for shrinkage and goods expected to be sold below cost. If we incorrectly anticipate these trends or unexpected events occur, the results of operations could be materially affected. For consolidated financial reporting, significant portions of our inventory are valued at the lower of LIFO cost or market. LIFO inventory calculations are made on a legal entity basis, which do not correspond to our segment definitions. Therefore, LIFO inventory accounting adjustments are not allocated to the operating segments. As part of our LIFO accounting, markdowns for inventory valued at LIFO cost are deferred until the period in which the goods are sold. However, in non-routine circumstances, such as discontinuance of a product line, markdowns below the allocated LIFO reserve are not deferred. Both the LIFO reserve and the markdown deferral are reflected in Corporate and Other.

Goodwill

The evaluation of the recoverability of goodwill under SFAS 142 requires valuations of each applicable underlying business using fair value techniques and market comparable. These valuations can be significantly affected by estimates of future performance and discount rates over a relatively long period of time, market price valuation multiples and transactions in related markets. These estimates will likely change over time. Goodwill is required to be evaluated annually, or more frequently if events or changes in circumstances indicate that the carrying amount may exceed fair value. If this review indicates an impairment of goodwill balances, the amount of impairment will be recorded immediately and reported as a component of current operations. The business valuation reviews required by SFAS 142 were performed as of the end of the first quarter of fiscal 2005 and indicated that no reduction of the carrying value of goodwill for our business units was required.

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

Seasonality

Although our various product lines are sold on a year-round basis, the demand for specific products or styles may be highly seasonal. For example, the demand for golf and Tommy Bahama products is higher in the spring and summer seasons. Products are sold prior to each of our retail selling seasons, including spring, summer, fall and holiday. As the timing of product shipments and other events affecting the retail business may vary, results for any particular quarter may not be indicative of results for the full year. The percentage of net sales distribution by quarter for Fiscal 2004 were 22%, 23%, 25% and 30%, respectively, and the net earnings by quarter for Fiscal 2004 were 17%, 17%, 24% and 42%, respectively.

FUTURE LIQUIDITY AND CAPITAL RESOURCES

Cash flow from operations is our primary source of liquidity. Our projected capital expenditures for all of Fiscal 2005 are approximately $20 million. We anticipate that cash flows from operations supplemented with our amended U.S. Revolver will be sufficient to fund our future liquidity requirements for Fiscal 2005.

We have no off-balance sheet arrangements.

FORWARD OUTLOOK

We anticipate Fiscal 2005 sales in the range of $1.285 billion to $1.325 billion and earnings per diluted share in the range of $2.70 to $2.85. For the second quarter of Fiscal 2005, we anticipate sales in the range of $305 million to $315 million and earnings per diluted share in the range of $0.48 to $0.52.

UNITED STATES SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Forward-looking statements reflect our current expectations and are not guarantees of performance. These statements are based on our management’s beliefs and assumptions, which in turn are based on currently available information. Important assumptions relating to these forward looking statements include, among others, assumptions regarding demand for our products, expected pricing levels, raw material costs, the timing and cost of planned capital expenditures, expected outcomes of pending litigation, competitive conditions, general economic conditions and expected synergies in connection with acquisitions and joint ventures, including the acquisition of Ben Sherman. These assumptions could prove inaccurate. Forward-looking statements also involve risks and uncertainties, which could cause actual results to differ materially from those contained in any forward-looking statement. Many of these risks are beyond our ability to control or predict. Such risks include, but are not limited to, all of the risks discussed under “Risk Factors” and the following:

•	general economic cycles;

•	competitive conditions in our industry;

•	price deflation in the worldwide apparel industry;

•	our ability to identify and respond to rapidly changing fashion trends and to offer innovative and upgraded products;

•	changes in trade quotas or other trade regulations;

•	significant changes in expected weather patterns (e.g., an unseasonably warm autumn) or natural disasters such as hurricanes, fires or flooding;

•	the price and availability of raw materials;

•	our dependence on and relationships with key customers;

•	the ability of our third party producers to deliver quality products in a timely manner;

•	potential disruptions in the operation of our distribution facilities;

•	the integration of Ben Sherman into our company;

•	economic and political conditions in the foreign countries in which we operate or source our products;

•	increased competition from direct sourcing;

•	our ability to maintain our licenses;

•	our ability to protect our intellectual property and prevent our trademarks, service marks and goodwill from being harmed by competitors’ products;

•	our ability to successfully implement our growth plans for the acquired businesses;

•	our reliance on key management;

•	risks associated with changes in global currency exchange rates;

•	the impact of labor disputes and wars or acts of terrorism on our business;

•	the effectiveness of our disclosure controls and procedures related to financial reporting;

•	our inability to retain current pricing on our products due to competitive or other factors;

•	the impact of reduced travel to resort locations on our sales;

•	risks related to our operation of restaurants under the Tommy Bahama name;

•	the expansion of our business through the acquisition of new businesses;

•	our ability to open new retail stores; and

•	unforeseen liabilities associated with our acquisitions of the Tommy Bahama Group and Ben Sherman.

Other risks or uncertainties may be detailed from time to time in our future Securities and Exchange Commission filings. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. We disclaim any intention, obligation or duty to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ADDITIONAL INFORMATION

For additional information concerning our operations, cash flows, liquidity and capital resources, this analysis should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements contained in our Fiscal 2004 Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

At August 27, 2004, we had variable rate debt of $111.9 million. Our average variable rate borrowings for the three months ended August 27, 2004 were $48.2 million, with an average interest rate of 4.7%. If the three-month average interest rate increased by 10%, our interest expense would have changed by $41,000.

FOREIGN CURRENCY RISK

We receive United States dollars for substantially all of our product sales except Ben Sherman. Sales generated by Ben Sherman’s U.K. operations are denominated in pounds sterling and euros. Substantially all inventory purchases from contract manufacturers throughout the world are also denominated in United States dollars. However, purchase prices for our products may be impacted by fluctuations in the exchange rate between the United States dollar and the local currencies of the contract manufacturers, which may have the effect of increasing our cost of goods sold in the future. Exchange rate fluctuations have not had a material impact on our inventory costs; however, due to the number of currencies involved and the fact that not all foreign currencies react in the same manner against the United States dollar, we cannot quantify in any meaningful way the potential effect of such fluctuations on future income.

In connection with the acquisition of Ben Sherman, we entered into foreign exchange forward contracts to fix the currency exchange rate between the United States dollar and the pound sterling from the agreement date until the closing and funding of the acquisition. The contracts totaled £76 million at an average exchange rate of $1.8118 per £1.00.

Ben Sherman engages in forward exchange contracts for the purchase of finished product from production sources in Asia where the currency denomination of choice is the United States dollar. These contracts are marked to market and are not material.

TRADE POLICY RISK

Under the terms of bilateral agreements between most of the major apparel exporting countries and the United States, most categories of our products are subject to quotas limiting the quantity of such products that may be imported into the United States. Utilization of these quotas is typically controlled at origin by an export license or visa system administered by the exporting country and is monitored and enforced by United States Customs and Border Protection at the time of importation. Since we own or directly control only a small portion of the quota we need, we rely on our suppliers and vendors to secure the visas or licenses required to ship our products. If our suppliers and vendors fail to secure the necessary visas or licenses as agreed with us, our supply chain could be disrupted.

If an exporting country fails to properly administer its quota and issues visas or export licenses in excess of the quantity permitted under the terms of its bilateral agreement with the United States, the goods covered by such export license or visa could be denied entry into the United States. Such a denial could disrupt our supply chain.

Since the quotas under the bilateral agreements described above are country-specific, the United States has established detailed country of origin criteria that a product must meet to be eligible to use a particular country’s quota. If we, or our vendors or suppliers, fail to comply with these country of origin requirements or fail to be able to document our compliance with such requirements, our products may be denied entry into the United States. Such a denial could disrupt our supply chain.

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

Some of the impact of quota elimination may begin in the latter part of calendar 2004. Historically, exporting countries have been permitted under the terms of their bilateral agreements with the United States to borrow a limited amount of quota from the following year. Since there will be no quota in calendar 2005, none is available for this type of borrowing in calendar 2004. The unavailability of this type of quota borrowing could lead to quota shortages in the latter part of calendar 2004, which could cause disruption in our supply chain.

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

Furthermore, under long-standing statutory authority applicable to imported goods in general, the United States may unilaterally impose additional duties: (i) when imported merchandise is sold at less than fair value and causes material injury, or threatens to cause material injury, to the domestic industry producing a comparable product (generally known as “anti-dumping” duties); or (ii) when foreign producers receive certain types of governmental subsidies, and when the importation of their subsidized goods causes material injury, or threatens to cause material injury, to the domestic industry producing a comparable product (generally known as “countervailing” duties). The imposition of anti-dumping or countervailing duties on products we import would increase the cost of those products to us. We may not be able to pass on any such cost increase to our customers. There are numerous free trade agreements pending, including the United States-Central American Free Trade Agreement that, if adopted, could put us as a disadvantage to some of our competitors.

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information that we are required to disclose in our Securities Exchange Act of 1934 (the “Securities Exchange Act”) reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

There have not been any changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15 and 15d-15 under the Securities Exchange Act) during the fiscal quarter ended August 27, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

10.1	Oxford Industries, Inc. Long Term Incentive Plan.

10.2	Oxford Industries, Inc. Employee Stock Purchase Plan.

31.1	Section 302 Certification by Chief Executive Officer.

31.2	Section 302 Certification by Chief Financial Officer.

32.1	Section 906 Certification by Chief Executive Officer.

32.2	Section 906 Certification by Chief Financial Officer.

(b) Reports on Form 8-K.

We filed a current report on Form 8-K on July 28, 2004 furnishing our year end earnings release.

We filed a current report on Form 8-K on August 2, 2004 furnishing our press release regarding the completion of our Ben Sherman acquisition.

We filed a current report on Form 8-K on August 13, 2004 furnishing certain financial information relating to Ben Sherman prepared in accordance with United Kingdom GAAP.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 5, 2004	/s/ OXFORD INDUSTRIES, INC.
(Registrant)

Date: October 5, 2004	/s/ J. Hicks Lanier
J. Hicks Lanier
Chief Executive Officer

Date: October 5, 2004	/s/ Ben B. Blount, Jr.
Ben B. Blount, Jr
Chief Financial Officer

Date: October 5, 2004	/s/ K. Scott Grassmyer
K. Scott Grassmyer
Controller and
Chief Accounting Officer

OXFORD INDUSTRIES, INC.
EXHIBIT INDEX TO FORM 10-Q
August 27, 2004

Exhibit 10.1 Oxford Industries, Inc. Long Term Incentive Plan.
Exhibit 10.2 Oxford Industries, Inc Employee Stock Purchase Plan.
Exhibit 31.1 Section 302 Certification by Chief Executive Officer.
Exhibit 31.2 Section 302 Certification by Chief Financial Officer.
Exhibit 32.1 Section 906 Certification by the Chief Executive Officer.
Exhibit 32.2 Section 906 Certification by the Chief Financial Officer.