Form 10-Q
period 2004-11-26
OXFORD INDUSTRIES INC
filed 2005-01-05
CIK 75288

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of The Securities Exchange Act of 1934

For the quarterly period ended NOVEMBER 26, 2004

OR

☐	Transition Report Pursuant To Section 13 or 15(d) of The Securities Exchange Act of 1934

For the transition period from              to

Commission File Number 1-4365

OXFORD INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

Georgia	58-0831862
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification number)

222 Piedmont Avenue, N.E., Atlanta, Georgia 30308

(Address of principal executive offices, including zip code)

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

Indicate by check mark whether the registrant is an accelerated filer as defined in rule 12b-2 of the Exchange Act.    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of each class	Number of shares outstanding as of January 3, 2005
Common Stock, $1 par value	16,831,818

OXFORD INDUSTRIES, INC.

INDEX TO FORM 10-Q

For quarter ended November 26, 2004

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OXFORD INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(UNAUDITED)

	Quarters Ended		Six Months Ended
	November 26, 2004	November 28, 2003	November 26, 2004	November 28, 2003
	($ in thousands except per share amounts)
Net Sales	$312,869	$253,883	$577,659	$495,988
Cost of goods sold	212,766	177,051	392,634	348,265

Gross Profit	100,103	76,832	185,025	147,723
Selling, general and administrative	80,169	59,249	147,723	112,861
Amortization of intangibles	2,424	1,677	4,136	3,355

	82,593	60,926	151,859	116,216
Royalties and other operating income	3,301	1,140	5,054	2,320

Operating Income	20,811	17,046	38,220	33,827
Interest expense, net	6,855	6,098	14,776	11,844

Earnings Before Income Taxes	13,956	10,948	23,444	21,983
Income taxes	4,884	4,108	8,204	8,301

Net Earnings	$9,072	$6,840	$15,240	$13,682

Basic Earnings Per Share	$0.54	$0.43	$0.91	$0.86
Diluted Earnings Per Share	$0.53	$0.41	$0.89	$0.83
Basic Weighted Average Shares Outstanding	16,761,159	16,170,814	16,736,873	15,994,443

Diluted Weighted Average Shares Outstanding	17,215,771	16,605,400	17,216,546	16,452,738

Dividends Declared Per Share	$0.12	$0.105	$0.24	$0.21

See notes to consolidated financial statements.

OXFORD INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED EXCEPT FOR MAY 28, 2004)

	November 26, 2004	May 28, 2004	November 28, 2003
	($ in thousands)
Assets
Current Assets:
Cash and cash equivalents	$19,414	$47,569	$5,499
Receivables	175,053	176,367	135,794
Inventories	161,832	116,410	127,437
Prepaid expenses	17,817	16,475	19,978

Total current assets	374,116	356,821	288,708
Property, plant and equipment, net	55,431	51,826	51,421
Goodwill	165,650	115,426	92,761
Intangibles, net	239,698	147,333	150,687
Other noncurrent assets, net	24,657	23,411	22,025

Total Assets	$859,552	$694,817	$605,602

Liabilities and Shareholders’ Equity
Current Liabilities:
Trade accounts payable	$96,595	$100,813	$72,184
Accrued compensation	22,027	33,113	19,648
Additional acquisition cost payable	—	22,779	—
Other accrued expenses	45,495	30,440	34,007
Dividends payable	2,013	1,946	1,700
Income taxes payable	1,555	4,294	99
Short-term debt	6,973	98	97

Total current liabilities	174,658	193,483	127,735
Long-term debt, less current maturities	315,608	198,814	198,764
Other noncurrent liabilities	13,665	11,124	10,177
Deferred income taxes	79,754	52,419	52,676
Shareholders’ Equity:
Common stock	16,778	16,215	16,190
Additional paid-in capital	42,709	23,673	23,115
Retained earnings	216,380	199,089	176,945

Total Shareholders’ Equity	275,867	238,977	216,250

Total Liabilities and Shareholders’ Equity	$859,552	$694,817	$605,602

See notes to consolidated financial statements.

OXFORD INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	November 26, 2004	November 28, 2003
	($ in thousands)
Cash Flows from Operating Activities
Net earnings	$15,240	$13,682
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation	6,305	5,183
Amortization of intangible assets	4,136	3,355
Amortization of deferred financing costs and bond discount	3,118	1,289
Gain on the sale of assets	(106)	(207)
Equity income	(323)	(105)
Deferred income taxes	(3,333)	(964)
Changes in working capital:
Receivables	25,241	4,105
Inventories	(18,703)	5,266
Prepaid expenses	1,900	(2,091)
Trade accounts payable	(9,352)	(10,401)
Accrued expenses and other current liabilities	(8,888)	(5,487)
Stock options income tax benefit	965	1,641
Income taxes payable	(2,852)	(3,316)
Other noncurrent assets	(1,181)	(3,215)
Other noncurrent liabilities	2,541	4,553

Net cash provided by operating activities	14,708	13,288

Cash Flows from Investing Activities
Acquisition, net of cash acquired	(139,814)	(222,370)
Decrease in restricted cash	—	204,986
Investment in deferred compensation plan	(593)	(1,439)
Purchases of property, plant and equipment	(6,508)	(7,266)
Proceeds from sale of property, plant and equipment	413	72

Net cash used in investing activities	(146,502)	(26,017)

Cash Flows from Financing Activities
Payments of short-term debt	(7,555)	—
Proceeds from (payments of) long-term debt	116,693	(172)
Payments of debt issuance costs	(2,766)	(7,374)
Proceeds from issuance of common shares	752	4,956
Dividends paid on common shares	(3,896)	(3,273)

Net cash provided by (used in) financing activities	103,228	(5,863)

Net change in cash and cash equivalents	(28,566)	(18,592)
Effect of foreign currency translation on cash and cash equivalents	411	—
Cash and cash equivalents at the beginning of period	47,569	24,091

Cash and cash equivalents at the end of period	$19,414	$5,499

Supplemental schedule of noncash investing and financing activities:

As of November 26, 2004, approximately $6.9 million of the Ben Sherman acquisition has been financed through the Seller Notes, as discussed in Note 5.

See notes to consolidated financial statements.

OXFORD INDUSTRIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

QUARTER ENDED NOVEMBER 26, 2004

1.	Basis of Presentation: We prepared the accompanying unaudited, consolidated financial statements in accordance with the rules and regulations of the Securities and Exchange Commission including the instructions to Form 10-Q and Article 10 of Regulation S-X. Such rules and regulations allow us to condense and omit certain information and footnote disclosures normally included in audited financial statements prepared in accordance with accounting principles generally accepted in the United States. We believe these consolidated financial statements reflect all normal, recurring adjustments that are necessary for a fair presentation of our financial position and results of operations for the periods presented. Results of operations for the interim periods presented are not necessarily indicative of results to be expected for the year. For more information regarding our results of operations and financial position, refer to the notes accompanying our audited financial statements contained in our Annual Report on Form 10-K. For the fiscal year ended May 28, 2004. As used in this report, “our,” “us,” “we” and similar phrases refer to Oxford Industries, Inc. and its consolidated subsidiaries; and “fiscal 2004,” “fiscal 2005” and “fiscal 2006” refer to our fiscal years ended or ending on May 28, 2004, June 3, 2005 and June 2, 2006, respectively.

Our accounting policies applied during the interim periods presented are consistent with the accounting policies as described in our Fiscal 2004 Form 10-K.

Certain amounts in the prior periods’ financial statements have been reclassified to conform to the current year’s presentation.

2.	Inventories: The components of inventories are summarized as follows:

	Nov. 26, 2004	May 28, 2004	Nov. 28, 2003
	($ in thousands)
Finished goods	$128,680	$85,492	$91,979
Work in process	9,539	9,925	11,645
Fabric, trim and supplies	23,613	20,993	23,813

Total	$161,832	$116,410	$127,437

3.	Intangible Assets: Intangible assets by category at November 26, 2004 are summarized below:

	Intangibles at cost	Accumulated amortization	Intangibles, net
	($ in thousands)
Trademarks	$210,378	$349	$210,029
License agreements	20,683	5,092	15,591
Customer relationships	19,500	5,708	13,792
Covenant not to compete	460	174	286

Total	$251,021	$11,323	$239,698

OXFORD INDUSTRIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

QUARTER ENDED NOVEMBER 26, 2004

4.	Acquisitions: On July 30, 2004, we acquired 100% of the capital stock of Ben Sherman Limited (“Ben Sherman”), which we operate as part of our Menswear Group. Ben Sherman is a London-based designer, distributor and marketer of branded sportswear, accessories, and footwear. The purchase price for Ben Sherman was £80 million, or approximately $145 million, plus associated expenses of approximately $3.0 million. The transaction was financed with cash on hand and borrowings under our senior revolving credit facility and unsecured notes payable to the management shareholders of Ben Sherman, both as described in Note 5.

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the date of acquisition for Ben Sherman. The purchase price allocation will be finalized upon finalization of certain preliminary estimates.

($ in thousands)

Total purchase price	$148,882

Cash	$7,656
Accounts receivable	25,637
Inventories	26,053
Other current assets	2,841
Goodwill	44,982
Intangibles	96,500
Property, plant and equipment	3,765
Current liabilities	(29,602)
Deferred taxes	(28,950)

Fair value of net assets acquired	$148,882

The components of the Intangibles listed in the above table are as follows:

	Amount	Life
	($ in thousands)
Trademarks	$82,000	Indefinite
License agreements	11,700	4-8 years
Customer relationships	2,800	15 years

Total	$96,500

OXFORD INDUSTRIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

QUARTER ENDED NOVEMBER 26, 2004

4.	Acquisitions (continued):

On June 13, 2003, we acquired all of the capital stock of Viewpoint International, Inc., which we operate as the Tommy Bahama Group. The purchase price for the Tommy Bahama Group could be up to $325 million, consisting of $240 million in cash at closing, $10 million in our common stock (776,400 shares), approximately $3.4 million in transaction costs, and up to $75 million in contingent payments, subject to the Tommy Bahama Group achieving certain performance targets. Such performance targets are based on earnings before interest and taxes after deduction of a capital charge based on net tangible assets.

For each of the four years following the acquisition, the selling stockholders of the Tommy Bahama Group will receive an annual basic contingent payment if the Tommy Bahama Group’s earnings are greater than 90% of the applicable target and will receive the maximum annual basic contingent payment of $12.5 million if the Tommy Bahama Group’s earnings are 100% or greater than the applicable target. If the Tommy Bahama Group’s earnings are between 90% and 100% of the applicable target, the annual basic contingent payment will be calculated on a straight line basis from $0 to $12.5 million. Up to 50% of any annual basic contingent payment may be paid in shares of our common stock at our option, and in the case of payments in the first two years, at the option of the selling stockholders of the Tommy Bahama Group. Shares of our common stock issued at our option will be valued at the average price on the New York Stock Exchange (or other applicable exchange) for the ten full trading days prior to the applicable payment date. Shares of our common stock issued at the option of the selling stockholders will be valued at $12.88 per share.

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

The Year 1 contingent payment was earned in full and was paid during the first quarter of fiscal 2005 in the form of approximately $6.2 million in cash and the remainder in our common stock valued at $12.88 per share for total consideration of approximately $24.6 million. Of this amount approximately $23.4 million was recognized as goodwill with the remainder recognized as selling, general and administrative expense.

OXFORD INDUSTRIES, INC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

QUARTER ENDED NOVEMBER 26, 2004

4.	Acquisitions (continued):

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition for the Tommy Bahama Group.

($ in thousands)

Total purchase price	$278,419

Cash	$22,145
Accounts receivable	29,521
Inventories	27,697
Other current assets	6,015
Goodwill	110,164
Intangibles	153,360
Property, plant and equipment	28,087
Other assets	2,470
Current liabilities	(45,626)
Noncurrent liabilities	(1,253)
Deferred taxes	(54,161)

Fair value of net assets acquired	$278,419

These acquisitions helped us achieve one of our key strategic objectives of owning major lifestyle brands. The acquisitions provide strategic benefits through growth opportunities and further diversification of our business over distribution channels, price points, product categories and target customers. The results of operations of Ben Sherman and the Tommy Bahama Group are included in our consolidated statements of earnings from the respective dates of the acquisition.

Pro-Forma financial information:

The pro forma financial information presented below gives effect to the Ben Sherman acquisition as if it had occurred as of the beginning of fiscal 2005 and fiscal 2004 and the Tommy Bahama acquisition as if it had occurred as of the beginning of fiscal 2004. The information presented below is for illustrative purposes only and is not indicative of results that would have been achieved if the acquisitions had occurred as of the beginning of fiscal 2005 and 2004 or results which may be achieved in the future.

	Quarters Ended		Six Months Ended
	Nov. 26, 2004	Nov. 28, 2003	Nov. 26, 2004	Nov. 28, 2003
	($ in thousands except per share amounts)
Net sales	$312,869	$297,161	$608,139	$587,881
Net earnings	$9,072	$9,267	$18,024	$18,687
Net earnings per share
Basic	$0.54	$0.58	$1.08	$1.16
Diluted	$0.53	$0.56	$1.05	$1.13

OXFORD INDUSTRIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

QUARTER ENDED NOVEMBER 26, 2004

5.	Debt: The following table details our debt as of the dates specified:

	November 26, 2004	May 28, 2004	November 28, 2003
	($ in thousands)
$280 million U.S. Secured Revolving Credit Facility (“U.S. Revolver”), which accrues interest and letter of credit fees based upon a pricing grid which is tied to certain debt ratios (4.27% at November 26, 2004), requires interest payments monthly with principal due at maturity (July 2009), and is collateralized by substantially all the assets of the Company and Guarantor Subsidiaries (1)	$116,700	$—	$—
12 million Pounds Sterling Senior Secured Revolving Credit Facility (“U.K. Revolver”), which accrues interest at the lender’s prime rate plus 1.2%, requires interest payments monthly with principal payable on demand, and is collateralized by substantially all the United Kingdom assets of Ben Sherman (2)	—	—	—
$200 million Senior Unsecured Notes (“Senior Unsecured Notes”), which accrue interest at 8.875% and require interest payments semiannually with principal due at maturity (June 2011) (3)	198,849	198,760	198,671
Unsecured Seller Notes (“Seller Notes”), which accrue interest at LIBOR plus 1.2% (6.55% at November 26, 2004), and require interest payments quarterly with principal payable on demand after January 30, 2005 (2)	6,887	—	—
Other debt, including capital lease obligations with varying terms and conditions, collateralized by the respective assets	145	152	190
Total Debt	322,581	198,912	198,861
Short-term Debt	6,973	98	97
Total Long-term Debt	315,608	198,814	198,764

(1)	On July 28, 2004, the U.S. Revolver was amended to increase the amount of the line of credit from $275 million to $280 million and to adjust the amounts that certain lenders were committed to loan along with other changes. At the time of this amendment, approximately $1.8 million of unamortized deferred financing costs were expensed, which have been included in interest expense in the consolidated statement of earnings. Additionally, the terms and conditions of certain related agreements were modified in November 2004, including a change to a springing lock-box agreement, which results in amounts outstanding under the facility requiring classification as long-term debt subsequent to the modification.
(2)	The U.K. Revolver and Seller Notes, both denominated in pounds sterling, were entered into on July 30, 2004, in conjunction with the Ben Sherman acquisition.
(3)	The Senior Unsecured Notes were sold on May 16, 2003 at a discount of 0.713% ($1.4 million) in connection with the acquisition of the Tommy Bahama Group to yield an effective interest rate of 9.0%.

The U.S. Revolver, the U.K. Revolver and the Senior Unsecured Notes each include certain debt covenant restrictions that require us or our subsidiaries to maintain certain financial ratios that are customary for similar facilities. On and as of November 26, 2004 we were compliant with all debt covenant restrictions related to all debt agreements.

OXFORD INDUSTRIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

QUARTER ENDED NOVEMBER 26, 2004

6.	Shareholders’ Equity: We have chosen to account for stock-based compensation to employees using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock-Based Compensation.” Certain pro forma and other disclosures related to stock-based compensation plans are presented below as if compensation cost of options granted had been determined in accordance with the fair value provisions of the Statement of Financial Accounting Standards Board Statement No. 123, “Accounting for Stock-Based Compensation.”

	Quarters Ended		Six Months Ended
	Nov. 26, 2004	Nov. 28, 2003	Nov. 26, 2004	Nov 28. 2003
	($ in thousands)
Net earnings as reported	$9,072	$6,840	$15,240	$13,682

Deduct: Employee compensation expense, net of related tax effects	(209)	(137)	(418)	(228)

Pro forma net earnings	$8,863	$6,703	$14,822	$13,454

Basic earnings per share as reported	$0.54	$0.43	$0.91	$0.86
Pro forma basic earnings per share	$0.53	$0.41	$0.89	$0.84
Diluted earnings per share as reported	$0.53	$0.41	$0.89	$0.83
Pro forma diluted earnings per share	$0.51	$0.40	$0.86	$0.82

	Quarters Ended		Six Months Ended
	Nov. 26, 2004	Nov. 28, 2003	Nov. 26, 2004	Nov. 28, 2003
	($ in thousands)
Basic and diluted earnings available to shareholders (numerator):	$9,072	$6,840	$15,240	$13,682

Shares (denominator):
Weighted average shares outstanding	16,761,159	16,170,814	16,736,873	15,994,443
Dilutive securities:
Options	454,612	434,586	479,673	458,295

Total assuming conversion	17,215,771	16,605,400	17,216,546	16,452,738

Per share amounts:
Basic earnings per common share	$0.54	$0.43	$0.91	$0.86
Diluted earnings per common share	$0.53	$0.41	$0.89	$0.83

During the first six months and the second quarter of fiscal 2005 and fiscal 2004, all options to purchase shares of our common stock were included in the computation of diluted earnings per share.

We effected a two-for-one share split in the form of a 100% stock dividend, payable December 1, 2003, to shareholders of record on November 17, 2003. All share and per share data appearing in the consolidated financial statements and related notes reflect this stock split.

OXFORD INDUSTRIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

QUARTER ENDED NOVEMBER 26, 2004

6.	Shareholders’ Equity (continued):

Accumulated other comprehensive income of $7.0 million and $6.0 million for the quarter and six months ended November 26, 2004 is comprised of the effects of foreign currency translation gains (loss), net of income taxes of $2.1 million and $1.8 million respectively which is included as a component of retained earnings in the condensed consolidated balance sheet. Comprehensive income for the quarter and six months ended November 26, 2004 was $16.1 million and $21.3 million, respectively. Net earnings and comprehensive income were equivalent for all other periods.

7.	Segment Information: We organize the components of our business for purposes of allocating resources and assessing performance. Our reportable segments are the Menswear Group, the Womenswear Group and the Tommy Bahama Group. The Menswear Group produces branded and private label dress shirts, sport shirts, dress slacks, casual slacks, suits, sportscoats, suit separates, walkshorts, golf apparel, jeans, swimwear, footwear and headwear, operates one Ben Sherman retail store and licenses the Ben Sherman brand for other product categories. The Womenswear Group produces private label women’s sportswear separates, coordinated sportswear, outerwear, dresses and swimwear. The Tommy Bahama Group produces lifestyle branded casual attire, operates retail stores and restaurants, and licenses the Tommy Bahama brand for other product categories. Corporate and Other is a reconciling category for reporting purposes and includes our corporate offices, LIFO inventory accounting adjustments and other costs that are not allocated to the operating groups. LIFO inventory calculations are made on a legal entity basis, which do not necessarily correspond to our segment definitions. Therefore, LIFO inventory accounting adjustments are not allocated to the operating segments. Total assets for Corporate and other include the LIFO inventory reserve of $37.1 million, $35.5 million and $35.5 million at November 26, 2004, May 28, 2004 and November 28, 2003. respectively. Segment results are as follows:

	Quarters Ended		Six Months Ended
	($ in thousands)
	November 26, 2004	November 28, 2003	November 26, 2004	November 28, 2003
Net Sales
Menswear Group	$181,088	$115,353	$299,793	$231,107
Womenswear Group	45,097	61,841	97,555	124,794
Tommy Bahama Group	86,490	76,389	179,952	139,667
Corporate and Other	194	300	359	420

Total	$312,869	$253,883	$577,659	$495,988

OXFORD INDUSTRIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

QUARTER ENDED NOVEMBER 26, 2004

7.	Segment Information (continued):

	Quarters Ended		Six Months Ended
	($ in thousands)
	November 26, 2004	November 28, 2003	November 26, 2004	November 28, 2003
Depreciation and amortization
Menswear Group	$1,892	$899	$3,029	$1,811
Womenswear Group	65	83	130	282
Tommy Bahama Group	3,646	3,402	7,090	6,180
Corporate and Other	90	789	192	265

Total	$5,693	$5,173	$10,441	$8,538

Operating Income
Menswear Group	$18,048	$10,221	$26,969	$19,696
Womenswear Group	208	1,893	(758)	5,117
Tommy Bahama Group	5,895	7,550	17,811	14,509
Corporate and Other	(3,340)	(2,618)	(5,802)	(5,495)

Total	$20,811	$17,046	$38,220	$33,827
Interest expense, net	6,855	6,098	14,776	11,844

Earnings before taxes	$13,956	$10,948	$23,444	$21,983

		November 26, 2004	May 28, 2004	November 28, 2003
		($ in thousands)
Assets
Menswear Group		$405,010	$171,718	$177,109
Womenswear Group		71,170	95,866	73,072
Tommy Bahama Group		386,396	390,961	349,293
Corporate and Other		(3,024)	36,272	6,128

Total		$859,552	$694,817	$605,602

OXFORD INDUSTRIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

QUARTER ENDED NOVEMBER 26, 2004

8.	New Accounting Standards: In November 2004, the Financial Accounting Standards Board, or FASB issued FASB Statement No. 151 “Inventory Costs, an Amendment of ARB No. 43 Chapter 4” (“FAS 151”). FAS 151 is applicable for inventory costs incurred during fiscal years beginning after June 15, 2005. FAS 151 requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling be recognized as current-period charges rather than being included in inventory regardless of whether the costs meet the criterion of abnormal as defined in ARB 43. We do not believe the adoption of the standard will have a material impact on us upon adoption in fiscal 2006 as we have historically expensed such costs as incurred.

In December 2004, the FASB issued FASB Statement No. 123 (Revised 2004) “Share-Based Payment: an Amendment of FASB Statements No. 123 and 95” (“FAS 123R”). FAS 123R is applicable for all interim and fiscal periods beginning after June 15, 2005. Therefore, we will adopt it during fiscal 2006. FAS 123R sets accounting requirements for “share-based” compensation to employees, requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees and disallows the use of the intrinsic value method of accounting for stock compensation. We are currently evaluating the impact that this statement will have on our results of operations.

OXFORD INDUSTRIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

QUARTER ENDED NOVEMBER 26, 2004

9.	Consolidating Financial Data of Subsidiary Guarantors: The $200 million Senior Unsecured Notes were issued by Oxford Industries, Inc. but not all of our subsidiaries guarantee the notes. Each subsidiary guarantor is wholly owned by Oxford Industries, Inc. and is organized in the U.S. All guarantees are full and unconditional. Non-guarantors consist of subsidiaries of Oxford Industries, Inc. which are organized outside the U.S. Set forth below are the condensed consolidated financial statements for the six months and quarters ended November 26, 2004, May 28, 2004, and November 28, 2003. We have used the equity method with respect to investment in subsidiaries.

Oxford Industries, Inc.

Unaudited Condensed Consolidated Balance Sheet

November 26, 2004

	Oxford Industries (Parent)	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidating Adjustments	Consolidated Total
	($ in thousands)
Assets
Current Assets:
Cash and cash equivalents	$7,918	$2,396	$9,099	$1	$19,414
Receivables	89,604	60,794	66,712	(42,057)	175,053
Inventories	87,550	57,218	17,411	(347)	161,832
Prepaid expenses	7,891	6,157	3,769	—	17,817

Total current assets	192,963	126,565	96,991	(42,403)	374,116
Property, plant and equipment, net	12,822	34,895	7,714	—	55,431
Goodwill	1,847	114,156	49,647	—	165,650
Intangibles, net	230	144,176	95,292	—	239,698
Other assets net	557,418	149,833	1,369	(683,963)	24,657

Total Assets	$765,280	$569,625	$251,013	$(726,366)	$859,552

Liabilities and Shareholders’ Equity
Current Liabilities:
Trade accounts payable	$86,544	$34,636	$14,945	$(39,530)	$96,595
Accrued compensation	11,017	6,720	4,290	—	22,027
Other accrued expenses	19,793	12,494	15,907	(2,699)	45,495
Dividends payable	2,013	—	—	—	2,013
Income taxes payable	(14,813)	12,298	4,070	—	1,555
Short-terrm debt	28	58	6,887	—	6,973

Total current liabilities	104,582	66,206	46,099	(42,229)	174,658
Long term debt, less current maturities	315,578	30	—	—	315,608
Noncurrent liabilities	87,380	(70,305)	113,620	(117,030)	13,665
Deferred income taxes	3,879	46,899	28,985	(9)	79,754
Total Shareholders’/invested equity	253,861	526,795	62,309	(567,098)	275,867

Total Liabilities and Shareholders’ Equity	$765,280	$569,625	$251,013	$(726,366)	$859,552

OXFORD INDUSTRIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

QUARTER ENDED NOVEMBER 26, 2004

9.	Consolidating Financial Data of Subsidiary Guarantors (continued):

Oxford Industries, Inc

Condensed Consolidated Balance Sheet

May 28, 2004

	Oxford Industries (Parent)	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidating Adjustments	Consolidated Total
	($ in thousands)
Assets
Current Assets:
Cash and cash equivalents	$45,405	$1,438	$724	$2	$47,569
Receivables	110,092	69,989	36,192	(39,906)	176,367
Inventories	75,699	38,412	2,299	—	116,410
Prepaid expenses	10,377	5,716	382	—	16,475

Total current assets	241,573	115,555	39,597	(39,904)	356,821
Property, plant and equipment, net	13,839	33,186	4,801	—	51,826
Goodwill	1,847	113,579	—		115,426
Intangibles, net	249	147,084	—		147,333
Other assets net	382,738	7,053	1,604	(367,984)	23,411

Total Assets	$640,246	$416,457	$46,002	$(407,888)	$694,817

Liabilities and Shareholders’ Equity
Current Liabilities:
Trade accounts payable	$92,517	$34,647	$13,562	$(39,913)	$100,813
Accrued compensation	19,339	11,357	2,417	—	33,113
Additional acquisition cost payable	22,779	—	—	—	22,779
Other accrued expenses	20,056	10,028	356	—	30,440
Dividends payable	1,946	—	—	—	1,946
Income taxes payable	(16,847)	19,533	1,607	1	4,294
Short-term debt	—	98	—	—	98

Total current liabilities	139,790	75,663	17,942	(39,912)	193,483
Long term debt, less current maturities	198,760	54	—	—	198,814
Noncurrent liabilities	82,943	(74,847)	3,031	(3)	11,124
Deferred income taxes	4,130	48,249	40	—	52,419
Total Shareholders’/invested equity	214,623	367,338	24,989	(367,973)	238,977

Total Liabilities and Shareholders’ Equity	$640,246	$416,457	$46,002	$(407,888)	$694,817

OXFORD INDUSTRIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

QUARTER ENDED NOVEMBER 26, 2004

9.	Consolidating Financial Data of Subsidiary Guarantors (continued):

Oxford Industries, Inc.

Unaudited Condensed Consolidated Balance Sheet

November 28, 2003

	Oxford Industries (Parent)	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidating Adjustments	Consolidated Total
	($ in thousands)
Assets
Current Assets:
Cash and cash equivalents	$2,659	$883	$1,936	$21	$5,499
Receivables	88,043	43,804	32,827	(28,880)	135,794
Inventories	84,296	40,555	2,586	—	127,437
Prepaid expenses	10,337	9,129	512	—	19,978

Total current assets	185,335	94,371	37,861	(28,859)	288,708
Property, plant and equipment, net	15,049	31,058	5,314	—	51,421
Goodwill	1,847	90,914	—	—	92,761
Intangibles, net	268	150,419	—	—	150,687
Other assets, net	332,095	5,163	1,570	(316,803)	22,025

Total Assets	$534,594	$371,925	44,745	$(345,662)	$605,602

Liabilities and Shareholders’ Equity
Current Liabilities:
Trade accounts payable	$57,214	$29,393	$14,343	$(28,766)	$72,184
Accrued compensation	11,743	4,676	3,229	—	19,648
Other accrued expenses	24,313	9,424	381	(111)	34,007
Dividends payable	1,700	—	—	—	1,700
Income taxes payable	(11,634)	10,601	1,132	—	99
Short-term debt	—	97	—	—	97

Total current liabilities	83,336	54,191	19,085	(28,877)	127,735
Long term debt, less current maturities	198,676	88	—	—	198,764
Noncurrent liabilities	58,125	(52,554)	4,589	17	10,177
Deferred taxes	2,403	50,232	41		52,676
Total Shareholders’/invested equity	192,054	319,968	21,030	(316,802)	216,250

Total Liabilities and Shareholders’ Equity	$534,594	$371,925	$44,745	$(345,662)	$605,602

OXFORD INDUSTRIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

QUARTER ENDED NOVEMBER 26, 2004

9.	Consolidating Financial Data of Subsidiary Guarantors (continued):

Oxford Industries, Inc.

Unaudited Condensed Consolidated Statement of Earnings

Quarter Ended November 26, 2004

	Oxford Industries (Parent)	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidating Adjustments	Consolidated Total
	($ in thousands)
Net Sales	$163,529	$112,522	$55,897	$(19,079)	$312,869
Cost of goods sold	128,798	59,431	27,784	(3,247)	212,766

Gross Profit	34,731	53,091	28,113	(15,832)	100,103
Selling, general and administrative	33,035	46,461	21,042	(17,945)	82,593
Royalties and other income	—	1,960	1,341	—	3,301

Operating Income	1,696	8,590	8,412	2,113	20,811
Interest expense (income), net	4,895	(2,443)	2,087	2,316	6,855
Income from equity investment	10,787	(1)	—	(10,786)	—

Earnings Before Income Taxes	7,588	11,032	6,325	(10,989)	13,956
Income taxes	(1,688)	4,590	1,982	—	4,884

Net Earnings	$9,276	$6,442	$4,343	$(10,989)	$9,072

Oxford Industries, Inc.

Unaudited Condensed Consolidated Statement of Earnings

Quarter Ended November 28, 2003

	Oxford Industries (Parent)	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidating Adjustments	Consolidated Total
	($ in thousands)
Net Sales	$167,116	$90,314	$9,810	$(13,357)	$253,883
Cost of goods sold	129,962	46,422	264	403	177,051

Gross Profit	37,154	43,892	9,546	(13,760)	76,832
Selling, general and administrative	32,418	36,362	8,035	(15,889)	60,926
Royalties and other income	—	1,140	—	—	1,140

Operating Income	4,736	8,670	1,511	2,129	17,046
Interest (income) expense, net	4,351	(360)	(24)	2,131	6,098
Income from equity investment	6,749	5	—	(6,754)	—

Earnings Before Income Taxes	7,134	9,035	1,535	(6,756)	10,948
Income taxes	293	3,360	455	—	4,108

Net Earnings	$6,841	$5,675	$1,080	$(6,756)	$6,840

OXFORD INDUSTRIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

QUARTER ENDED NOVEMBER 26, 2004

9.	Consolidating Financial Data of Subsidiary Guarantors (continued):

Oxford Industries, Inc.

Unaudited Condensed Consolidated Statement of Earnings

Six Months Ended November 26, 2004

	Oxford Industries (Parent)	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidating Adjustments	Consolidated Total
	($ in thousands)
Net Sales	$310,507	$221,225	$80,410	$(34,483)	$577,659
Cost of goods sold	246,593	113,747	37,913	(5,619)	392,634

Gross Profit	63,914	107,478	42,497	(28,864)	185,025
Selling, general and administrative	61,420	88,909	32,111	(30,581)	151,859
Royalties and other income	—	3,329	1,725	—	5,054

Operating Income	2,494	21,898	12,111	1,717	38,220
Interest expense (income), net	13,417	(3,530)	2,824	2,065	14,776
Income from equity investment	23,560	43	—	(23,603)	—

Earnings Before Income Taxes	12,637	25,471	9,287	(23,951)	23,444
Income taxes	(2,952)	8,400	2,756	—	8,204

Net Earnings	$15,589	$17,071	$6,531	$(23,951)	$15,240

Oxford Industries, Inc.

Unaudited Condensed Consolidated Statement of Earnings

Six Months Ended November 28, 2003

	Oxford Industries (Parent)	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidating Adjustments	Consolidated Total
	($ in thousands)
Net Sales	$335,462	$168,262	$18,511	$(26,247)	$495,988
Cost of goods sold	261,763	85,681	(132)	953	348,265

Gross Profit	73,699	82,581	18,643	(27,200)	147,723
Selling, general and administrative	61,582	67,201	16,342	(28,909)	116,216
Royalties and other income	—	2,320	—	—	2,320

Operating Income	12,117	17,700	2,301	1,709	33,827
Interest (income) expense, net	10,866	(687)	(47)	1,712	11,844
Income from equity investment	14,520	19	—	(14,539)	—

Earnings Before Income Taxes	15,771	18,406	2,348	(14,542)	21,983
Income taxes	2,088	5,513	700	—	8,301

Net Earnings	$13,683	$12,893	$1,648	$(14,542)	$13,682

OXFORD INDUSTRIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

QUARTER ENDED NOVEMBER 26, 2004

9.	Consolidating Financial Data of Subsidiary Guarantors (continued):

Oxford Industries, Inc.

Unaudited Condensed Consolidated Statement of Cash Flow

Six Months Ended November 26, 2004

	Oxford Industries (Parent)	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidating Adjustments	Consolidated Total
	($ in thousands)
Cash Flows From Operating Activities
Net earnings	$15,589	$17,071	$6,531	$(23,951)	$15,240
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depreciation and amortization	4,677	7,193	1,689	—	13,559
Equity income	—	(323)	—	—	(323)
Loss (gain) on sale of assets	84	(594)	404		(106)
Deferred income taxes	(252)	(1,349)	(1,532)	(200)	(3,333)
Changes in working capital	(442)	(19,500)	(67)	8,320	(11,689)
Income for equity investment in subsidiaries	(23,560)	(43)	—	23,603	—
Other noncurrent assets	(1,001)	13	(192)	(1)	(1,181)
Other noncurrent liabilities	1,299	1,242	—	—	2,541

Net cash (used in) provided by operating activities	(3,606)	3,710	6,833	7,771	14,708

Cash Flows from Investing Activities
Acquisitions net of cash acquired	(5,475)	4	(134,343)	—	(139,814)
Investment in subsidiaries	(141,807)	(32,616)	—	174,423	—
Investment in deferred comp plan	—	(593)	—	—	(593)
Purchases of property, plant and equipment	(618)	(5,804)	(86)	—	(6,508)
Proceeds from sale of property, plant and equipment	7	406	—	—	413

Net cash (used in) provided by investing activities	(147,893)	(38,603)	(134,429)	174,423	(146,502)

Cash Flows from Financing Activities
Payments of short-term debt	—	—	(7,555)	—	(7,555)
Proceeds (payments) of long-term debt	116,757	(64)			116,693
Equity contribution received	—	141,807	32,616	(174,423)	—
(Payments) proceeds of loan to subsidiaries	—	(109,191)	109,191	—	—
Proceeds from issuance of common stock	752	—	—	—	752
Debt issue costs	(2,766)	—	—	—	(2,766)
Change in intercompany payable	(4,855)	3,299	9,301	(7,745)	—
Dividends on common stock	4,124	—	(7,993)	(27)	(3,896)

Net cash provided by (used in) financing activities	114,012	35,851	135,560	(182,195)	103,228

Net change in Cash and Cash Equivalents	(37,487)	958	7,964	(1)	(28,566)
Effect of foreign currency translation on cash and cash equivalents	—	—	411	—	411
Cash and cash equivalents at the beginning of period	45,405	1,438	724	2	47,569

Cash and cash equivalents at the end of period	$7,918	$2,396	$9,099	$1	$19,414

OXFORD INDUSTRIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

QUARTER ENDED NOVEMBER 26, 2004

9.	Consolidating Financial Data of Subsidiary Guarantors (continued):

Oxford Industries, Inc.

Unaudited Condensed Consolidated Statement of Cash Flow

Six Months Ended November 28, 2003

	Oxford Industries (Parent)	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidating Adjustments	Consolidated Total
	($ in thousands)
Cash Flows From Operating Activities
Net earnings	$13,683	$12,893	$1,648	$(14,542)	$13,682
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depreciation and amortization	3,204	6,376	247	—	9,827
Equity income	—	(105)	—	—	(105)
Loss (gain) on sale of assets	12	(213)	(6)	—	(207)
Deferred income taxes	(676)	(1,266)	26	952	(964)
Changes in working capital	(103,853)	95,813	(1,387)	(856)	(10,283)
Income for equity investment in subsidiaries	(14,520)	(19)	—	14,539	—
Other noncurrent assets	(2,331)	(984)	300	(200)	(3,215)
Other noncurrent liabilities	2,505	2,048	—	—	4,553

Net cash (used in) provided by operating activities	(101,976)	114,543	828	(107)	13,288

Cash Flows from Investing Activities
Acquisitions	(244,695)	22,325	—	—	(222,370)
Decrease in restricted cash	204,986	—	—	—	204,986
Investment in deferred comp plan	—	(1,439)	—	—	(1,439)
Purchases of property, plant and equipment	(1,212)	(6,025)	(29)	—	(7,266)
Proceeds from sale of property, plant and equipment	21	63	(12)	—	72

Net cash (used in) provided by investing activities	(40,900)	14,924	(41)	—	(26,017)

Cash Flows from Financing Activities
Principal payments of long-term debt	(124)	(48)	—	—	(172)
Proceeds from issuance of common stock	4,956	—	—	—	4,956
Debt issue costs	(7,374)	—	—	—	(7,374)
Change in intercompany payable	128,328	(128,754)	429	(3)	—
Dividends on common stock	(3,273)	—	—	—	(3,273)

Net cash provided by (used in) financing activities	122,513	(128,802)	429	(3)	(5,863)

Net change in Cash and Cash Equivalents	(20,363)	665	1,216	(110)	(18,592)
Cash and cash equivalents at the beginning of period	23,022	218	720	131	24,091

Cash and cash equivalents at the end of period	$2,659	$883	$1,936	$21	$5,499

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our “Unaudited Condensed Consolidated Financial Statements” and the “Unaudited Notes to Condensed Consolidated Financial Statements” contained in this report and the “Consolidated Financial Statements,” “Notes to Consolidated Financial Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our fiscal 2004 Form 10-K.

OVERVIEW

We are engaged in the design, production and sale of consumer apparel for men, women and children. Our principal markets and customers are located in the United States. We source these products from third party producers, our owned manufacturing facilities and through our joint venture partners. We distribute our products primarily through our wholesale customers and our own retail stores.

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

RESULTS OF OPERATIONS

The following tables set forth: (1) the line items in the “Unaudited Condensed Consolidated Statements of Earnings,” the dollar amounts of each for the periods indicated and the percentage change relative to the comparable period of the prior year, and (2) as a percentage of net sales. We have calculated all percentages based on actual data, but percentage columns may not add due to rounding. Individual line items of our “Unaudited Condensed Consolidated Statements of Earnings” may not be directly comparable to those of our competitors, as income statement classification of certain expenses may vary by company. The results of operations of Ben Sherman and the Tommy Bahama Group are included in our consolidated statements of earnings from the respective dates of the acquisition.

	Quarters Ended			Six Months Ended
	Nov. 26, 2004	Nov. 28, 2003	% Change	Nov. 26, 2004	Nov. 28, 2003	% Change
	($ in thousands)
Net sales	$312,869	$253,883	23.2%	$577,659	$495,988	16.5%
Cost of goods sold	212,766	177,051	20.2%	392,634	348,265	12.7%

Gross profit	100,103	76,832	30.3%	185,025	147,723	25.3%
Selling, general and administrative	80,169	59,249	35.3%	147,723	112,861	30.9%
Amortization of intangibles	2,424	1,677	44.5%	4,136	3,355	23.3%
Royalties and other operating income	3,301	1,140	189.6%	5,054	2,320	117.8%

Operating income	20,811	17,046	22.1%	38,220	33,827	13.0%
Interest expense, net	6,855	6,098	12.4%	14,776	11,844	24.8%

Earnings before income taxes	13,956	10,948	27.5%	23,444	21,983	6.6%
Income taxes	4,884	4,108	18.9%	8,204	8,301	(1.2)%

Net earnings	$9,072	$6,840	32.6%	$15,240	$13,682	11.4%

	Quarters Ended		Six Months Ended
	Nov. 26, 2004	Nov. 28, 2003	Nov. 26, 2004	Nov. 28, 2003
	(As a percentage of net sales)
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	68.0%	69.7%	68.0%	70.2%

Gross profit	32.0%	30.3%	32.0%	29.8%
Selling, general and administrative	25.6%	23.3%	25.6%	22.8%
Amortization of intangibles	0.8%	0.7%	0.7%	0.7%
Royalties and other operating income	1.1%	0.4%	0.9%	0.5%

Operating income	6.7%	6.7%	6.6%	6.8%
Interest expense, net	2.2%	2.4%	2.6%	2.4%

Earnings before income taxes	4.5%	4.3%	4.1%	4.4%
Income taxes	1.6%	1.6%	1.4%	1.7%

Net earnings	2.9%	2.7%	2.6%	2.8%

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

On July 30, 2004, Ben Sherman entered into a £12 million U.K. Revolver to provide for seasonal working capital requirements and general corporate purposes.

For further discussion of the acquisition, see Note 4 of “Unaudited Notes to Condensed Consolidated Financial Statements.” For further discussion of financing arrangements, see the section below titled “Financing Arrangements” and Note 5 of “Unaudited Notes to Condensed Consolidated Financial Statements.”

TOTAL COMPANY

Second Quarter

Net sales increased 23.2% from $253.9 million in the second quarter of fiscal 2004 to $312.9 million in the second quarter of fiscal 2005. The increase was primarily due to:

•	A unit sales increase of 7.0%, primarily attributable to the addition of Ben Sherman and increased sales of the Tommy Bahama Group partially offset by a decline in the Womenswear Group.

•	An average selling price per unit increase of 15.2%, primarily attributable to the shift in product mix due to an increase in Menswear sales and an increase in Tommy Bahama sales, both of which have higher average selling prices per unit, and a decline in Womenswear sales, which have a lower average selling price per unit.

Cost of goods sold for the second quarter of fiscal 2005 was $212.8 million or 68.0% of net sales, compared to $177.0 million or 69.7% of net sales in the second quarter of fiscal 2004. The decline in cost of goods sold, as a percentage of net sales, was primarily due to:

•	The increased sales of the Tommy Bahama Group, which has higher gross margins.

•	The acquisition of Ben Sherman, which has higher gross margins.

•	The decreased sales of the Womenswear Group, which has lower gross margins.

Selling, general and administrative expenses (“SG&A”) increased from $59.2 million or 23.3% of net sales in the second quarter of fiscal 2004 to $80.2 million or 25.6% of net sales in the second quarter of fiscal 2005. The increase in SG&A was primarily due to:

•	The continued growth in the Tommy Bahama Group, which has a higher SG&A expense structure.

•	The acquisition of Ben Sherman, which also has a higher SG&A expense structure.

Amortization of intangibles increased from $1.7 million in the second quarter of fiscal 2004 to $2.4 million in the second quarter of fiscal 2005. The increase was primarily due to $0.9 million of amortization of intangibles acquired as part of the Ben Sherman acquisition.

Royalties and other operating income increased from $1.1 million in the second quarter of fiscal 2004 to $3.3 million in the second quarter of fiscal 2005 primarily due to:

•	Licensing income from additional licenses for the Tommy Bahama brand.

•	Higher revenues from existing licenses for the Tommy Bahama brand.

•	Licensing income associated with the Ben Sherman brand.

Interest expense, net increased from $6.1 million in the second quarter of fiscal 2004 to $6.9 million in the second quarter of fiscal 2005. The increase in interest expense was primarily due to the interest on debt incurred to finance the acquisition of Ben Sherman.

Income taxes. The effective tax rate was approximately 37.5% in the second quarter of fiscal 2004 and 35.0% in the second quarter of fiscal 2005. Variations in the effective tax rate were primarily attributable to:

•	The acquisition of Ben Sherman, which is subject to lower statutory income tax rates in the United Kingdom.

•	The relative distribution of pre-tax earnings among the various taxing jurisdictions in which we operate.

First Half

Net sales increased 16.5% from $496.0 million in the first half of fiscal 2004 to $577.7 million in the first half of fiscal 2005. The increase was primarily due to:

•	An average selling price per unit increase of 18.2% for the reasons stated above for the second quarter.

•	A unit sales decline of 1.8% due to the decline in Womenswear, partially offset by the sales of Ben Sherman and the growth in Tommy Bahama.

Cost of goods sold for the first half of fiscal 2005 was $392.6 million or 68.0% of net sales, compared to $348.3 million or 70.2% of net sales in the first half of fiscal 2004. The decline in cost of goods sold, as a percentage of net sales, was primarily due to the reasons stated above for the second quarter.

SG&A increased from $112.9 million or 22.8% of net sales in the first half of fiscal 2004 to $147.7 million or 25.6% of net sales in the first half of fiscal 2005. The increase in SG&A was primarily due to the reasons stated above for the second quarter.

Amortization of intangibles increased from $3.4 million in the first half of fiscal 2004 to $4.1 million in the first half of fiscal 2005 primarily as a result of the amortization of intangibles acquired as part of the Ben Sherman acquisition.

Royalties and other operating income increased from $2.3 million in the first half of fiscal 2004 to $5.1 million in the first half of fiscal 2005 primarily due to the reasons stated above for the second quarter.

Interest expense, net increased from $11.8 million in the first half of fiscal 2004 to $14.8 million in the first half of fiscal 2005. The increase in interest expense was due to:

•	The interest on debt incurred to finance the acquisition of Ben Sherman.

•	A non-cash write-off of $1.8 million of deferred financing costs resulting from the modification of our U.S. Revolver in the first quarter of fiscal 2005.

Income taxes. The effective tax rate was approximately 37.8% in the first half of fiscal 2004 and 35.0% in the first half of fiscal 2005. Variations in the effective tax rate were primarily due to the reasons stated above for the second quarter.

OUR SEGMENTS

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

	Quarters Ended			Six Months Ended
	Nov. 26, 2004	Nov. 28, 2003	% Change	Nov. 26, 2004	Nov. 28, 2003	% Change
	($ in thousands)
Net Sales
Menswear Group	$181,088	$115,353	57.0%	$299,793	$231,107	29.7%
Womenswear Group	45,097	61,841	(27.1)%	97,555	124,794	(21.8)%
Tommy Bahama Group	86,490	76,389	13.2%	179,952	139,667	28.8%
Corporate and Other	194	300	(35.3)%	359	420	(14.5)%

Total Net Sales	$312,869	$253,883	23.2%	$577,659	$495,988	16.5%

	Quarters Ended			Six Months Ended
	Nov. 26, 2004	Nov. 28, 2003	% Change	Nov. 26, 2004	Nov. 28, 2003	% Change
	($ in thousands)
Operating Income
Menswear Group	$18,048	$10,221	76.6%	$26,969	$19,696	36.9%
Womenswear Group	208	1,893	(89.0)%	(758)	5,117	(114.8)%
Tommy Bahama Group	5,895	7,550	(21.9)%	17,811	14,509	22.8%
Corporate and Other	(3,340)	(2,618)	(27.6)%	(5,802)	(5,495)	(5.6)%

Total Operating Income	$20,811	$17,046	22.1%	$38,220	$33,827	13.0%

*	For further information regarding our segments, see Note 7 of “Unaudited Notes to Condensed Consolidated Financial Statements.”

SEGMENT RESULTS

Menswear Group

Second Quarter

The Menswear Group reported a 57.0% increase in net sales from $115.3 million in the second quarter of fiscal 2004 to $181.1 million in the second quarter of fiscal 2005. The increase was primarily due to:

•	$52.7 million of Ben Sherman sales during the period.

•	A unit sales increase of 53.0% for the segment, primarily due to the Ben Sherman operations and 14.7% from increases in other menswear business, which was primarily in the chain, direct mail and discount distribution channels.

•	An average selling price per unit increase of 2.3% due to the acquisition of Ben Sherman which has a higher average selling price per unit than other lines.

The Menswear Group reported a 76.6% increase in operating income from $10.2 million in the second quarter of fiscal 2004 to $18.0 million in the second quarter of fiscal 2005. The increase in operating income was primarily due to the higher gross margins in our Ben Sherman business.

First Half

The Menswear Group reported a 29.7% increase in net sales from $231.1 million in the first half of fiscal 2004 to $299.8 million in the first half of fiscal 2005. The change was primarily due to:

•	$69.2 million of Ben Sherman sales during the period.

•	A unit sales increase of 0.3% for the segment without considering Ben Sherman, and 25.3% overall.

•	An average selling price per unit increase of 3.4%, primarily due to the acquisition of Ben Sherman which has a higher average price per unit than other lines.

The Menswear Group reported a 36.9% increase in operating income from $19.7 million in the first half of fiscal 2004 to $27.0 million in the first half of fiscal 2005. The increase in operating income was primarily due to the higher gross margins in our Ben Sherman business.

Womenswear Group

Second Quarter

The Womenswear Group reported a 27.1% decline in net sales from $61.8 million in the second quarter of fiscal 2004 to $45.1 million in the second quarter of fiscal 2005. The change was primarily due to the unit sales decline of 28.7%, primarily in the discount distribution channel, notably with Wal-Mart which has narrowed its womenswear assortment, reduced rack space devoted to women’s apparel and placed greater emphasis on direct sourcing. The decline in unit sales was partially offset by an increase of 1.3% in the average selling price per unit, primarily due to product mix within the discount distribution channel.

The Womenswear Group reported an 89.0% decline in operating profit from $1.9 million in the second quarter of fiscal 2004 to $0.2 million in the second quarter of fiscal 2005. The change was primarily due to the significant decrease in sales, which was slightly offset by operating expense reductions.

First Half

The Womenswear Group reported a 21.8% decline in net sales from $124.8 million in the first half of fiscal 2004 to $97.6 million in the first half of fiscal 2005. The change was primarily due to the unit sales decline of 25.0% due to the same reasons as described above for the second quarter. The decline in unit sales was partially offset by an increase of 2.6% in the average selling price per unit. The reasons for the increase in the average selling price per unit were the same as described above for the second quarter.

The Womenswear Group reported a 114.8% decline in operating income from a profit of $5.1 million in the first half of fiscal 2004 to a loss of $0.8 million in the first half of fiscal 2005. The decrease was primarily due to:

•	The reduction in sales.

•	Gross margin pressures.

Tommy Bahama Group

Second Quarter

The Tommy Bahama Group reported a 13.2% increase in net sales from $76.4 million in the second quarter of fiscal 2004 to $86.5 million in the second quarter of fiscal 2005. The increase was primarily due to:

•	A unit sales increase of 7.1%.

•	An average selling price per unit increase of 4.8% primarily due to product and channel mix.

•	An increase in the number of retail stores from 39 at the end of the second quarter of fiscal 2004 to 48 at the end of the second quarter of fiscal 2005.

The Tommy Bahama Group reported a 21.9% decline in operating income from $7.6 million in the second quarter of fiscal 2004 to $5.9 million in the second quarter of fiscal 2005. The decline in operating income was primarily due to:

•	Increased marketing expenses including $2.2 million related to our title sponsorship of the PGA sanctioned “Tommy Bahama Challenge Golf Tournament.”

•	Increased operating expenses related to opening new retail stores.

First Half

The Tommy Bahama Group reported a 28.8% increase in net sales from $139.7 million in the first half of fiscal 2004 to $180.0 million in the first half of fiscal 2005. The increase was primarily due to:

•	Ownership of Tommy Bahama for 24 of 26 weeks in the first half of fiscal 2004 as compared to the entire first half of fiscal 2005.

•	A unit sales increase of 21.2%.

•	An average selling price per unit increase of 5.8% primarily due to product and channel mix.

•	An increase in the number of total retail stores from 39 at the end of the first half of Fiscal 2004 to 48 at the end of the first half of Fiscal 2005.

The Tommy Bahama Group reported a 22.8% increase in operating income from $14.5 million in the first half of fiscal 2004 to $17.8 million in the second half of fiscal 2005. The benefit of the increase in sales resulting from owning Tommy Bahama for the entire period noted above was partially offset by the increase in operating expenses described above for the second quarter.

Corporate and Other

Second Quarter

The Corporate and Other operating loss increased from $2.6 million in the second quarter of fiscal 2004 to $3.3 million in the second quarter of fiscal 2005. The increase in the operating loss was primarily due to increased employment costs.

First Half

The Corporate and Other operating loss increased from $5.5 million in the first half of fiscal 2004 to $5.8 million in the first half of fiscal 2005. The increase in the operating loss was primarily due to increased employment costs partially offset by LIFO inventory accounting.

LIQUIDITY AND CAPITAL RESOURCES

Financing Arrangements

U.S. Revolver

In connection with the Ben Sherman acquisition on July 30, 2004, our U.S. Revolver was amended on July 28, 2004 and increased to $280 million with a syndicate of eight financial institutions. The maturity date was extended to July 28, 2009. Under the amended U.S. Revolver, borrowing spreads and letter of credit fees are based upon a pricing grid, which is tied to a ratio of total debt to EBITDA, calculated as applicable on a pro forma basis. The credit agreement also requires us to maintain certain financial ratios. Our borrowings under the amended U.S. Revolver are no longer subject to a borrowing base calculation based on our accounts receivable, inventories and real property. The amendment of our U.S. Revolver resulted in a write-off of deferred financing costs of $1.8 million in the first quarter of fiscal 2005. We are in compliance with the covenants as of November 26, 2004. At November 26, 2004, gross availability under the U.S. Revolver totaled $280.0 million, against which approximately $129.8 million in letters of credit and $116.7 million in direct borrowings were outstanding.

On November 19, 2004, we amended the agreements governing our lockbox activities associated with the U.S. Revolver. In accordance with accounting principles generally accepted in the United States, the terms of the new agreements resulted in the reclassification of all debt outstanding under our $280 million U.S. Revolver from a current liability to a non-current obligation on our balance sheet as of November 26, 2004. As a result of these agreements and the resulting reclassification, certain of our financial ratios, including but not limited to the current ratio, in current and future periods may not necessarily be comparable to prior periods.

U.K. Revolver

On July 30, 2004, Ben Sherman entered into a £12 million U.K. Revolver to provide for seasonal working capital requirements and general corporate purposes. The facility is secured by substantially all of the United Kingdom assets of Ben Sherman and bears interest at the lender’s prime or base rate plus 1.2%. The facility is payable on demand and requires the borrower to maintain certain financial ratios. Ben Sherman is in compliance with these covenants as of November 26, 2004.

Senior Unsecured Notes

On May 16, 2003, we completed a $200 million private placement of our Senior Unsecured Notes to finance the acquisition of the Tommy Bahama Group. The notes bear interest at 8.875%, have an 8-year life and were sold at a discount of 0.713%, or $1.4 million, to yield an effective interest rate of 9.0%. Interest is payable semi-annually with the principal amount due at maturity on June 1, 2011. The notes are guaranteed by all of our existing and future direct and indirect domestic wholly owned restricted subsidiaries. Among other restrictions, the indenture restricts our ability to incur additional indebtedness or liens, to enter into lease or hedging arrangements, to make investments and acquisitions, to sell assets, to pay dividends and to pay amounts due under the earnout agreement with the selling shareholders of the Tommy Bahama Group. The indenture also requires us to maintain certain financial ratios and covenants. We are in compliance with these covenants as of November 26, 2004.

Seller Notes

In conjunction with our acquisition of Ben Sherman on July 30, 2004, we entered into Seller Notes with the management shareholders of Ben Sherman. The Seller Notes total approximately $6.9 million and are payable on demand beginning six months after July 30, 2004. The Seller Notes bear interest at the annual rate of LIBOR plus 1.2% payable on the last day of September, December, March and June until the principal has been paid in full.

Operating Activities

During the first half of fiscal 2005, we generated cash from operating activities of $14.7 million primarily from net earnings and non-cash charges offset by a net increase in working capital after giving effect to the acquisition of Ben Sherman.

During the first half of fiscal 2004, we generated cash from operating activities of $13.3 million primarily from net earnings and non-cash charges offset by a net increase in working capital after giving effect to the acquisition of Tommy Bahama.

Investing Activities

During the first half of fiscal 2005, investing activities used $146.5 million in cash, principally for the acquisition of Ben Sherman as well as payments related to the Tommy Bahama earn-out agreement. Capital expenditures of $6.5 million were primarily related to new Tommy Bahama retail stores as well as leasehold improvements and office equipment associated with the Tommy Bahama corporate offices.

During the first half of fiscal 2004, investing activities used $26.0 million in cash, principally for the acquisition of the Tommy Bahama Group net of the reduction in restricted proceeds from the sale of the Senior Unsecured Notes. Capital expenditures of $7.3 million were primarily related to new Tommy Bahama retail stores, computer equipment and software.

Financing Activities

During the first half of fiscal 2005, financing activities generated $103.2 million in cash. This represents the proceeds from increased U.S. Revolver debt and proceeds from the issuance of common stock upon the exercise of employee stock options, partially offset by payments on the U.K. Revolver during the period, deferred financing paid to amend our U.S. Revolver and dividends on our common shares.

During the first half of fiscal 2004, financing activities used $5.9 million in cash. This represents payments on debt issuance costs related to the issuance of our Senior Unsecured Notes and dividends partially offset by proceeds from the issuance of common shares upon the exercise of employee stock options.

We have no off-balance sheet financing arrangements.

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations are based upon our Unaudited Condensed Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to bad debts, inventories, intangible assets, income taxes, contingencies and litigation and certain other accrued expenses. We base our estimates on historical experience and on various other assumptions that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The Securities and Exchange Commission’s Financial Reporting Release No. 60 requires all companies to include a discussion of the significant estimates, assumptions and judgments that underlie their critical accounting policies or methods used in the preparation of financial statements. See the “Summary of Critical Accounting Policies” contained in our fiscal 2004 Form 10-K. There have been no significant changes in our critical accounting policies as disclosed in our fiscal 2004 Form 10-K.

SEASONALITY

Although our various product lines are sold on a year-round basis, the demand for specific products or styles may be highly seasonal. For example, the demand for golf and Tommy Bahama products is higher in the spring and summer seasons. Products are sold prior to each of our retail selling seasons, including spring, summer, fall and holiday. Because the timing of product shipments and other events affecting the retail business may vary, results for any particular quarter may not be indicative of results for the full year. The percentage of net sales distribution by quarter for fiscal 2004 were 22%, 23%, 25% and 30%, respectively, and the percentage of net earnings by quarter for fiscal 2004 were 17%, 17%, 24% and 42%, respectively.

FUTURE LIQUIDITY, CAPITAL RESOURCES AND RESULTS OF OPERATIONS

Cash flow from operations is our primary source of liquidity. Our projected capital expenditures for all of fiscal 2005 are approximately $18 million. We anticipate that cash flows from operations supplemented with borrowings as necessary under our amended U.S. Revolver and U.K. Revolver will be sufficient to fund our liquidity requirements for the remainder of fiscal 2005.

We anticipate Fiscal 2005 sales in the range of $1.285 billion to $1.310 billion and earnings per diluted share in the range of $2.60 to $2.75. For the third quarter of Fiscal 2005, we anticipate sales in the range of $350 million to $365 million and earnings per diluted share in the range of $0.65 to $0.71. For the fourth quarter of Fiscal 2005, we anticipate sales in the range of $355 million to $370 million and earnings per diluted share in the range of $1.06 to $1.15.

The statements in this section are forward-looking statements subject to the risks and uncertainties described below in “Cautionary Statements Regarding Forward-Looking Statements.”

CAUTIONARY STATEMENTS REGARDING FORWARD LOOKING STATEMENTS

Our Securities and Exchange Commission filings and public announcements often include forward-looking statements about future events. Important assumptions relating to these forward looking statements include, among others, assumptions regarding demand for our products, expected pricing levels, raw material costs, the timing and cost of planned capital expenditures, expected outcomes of pending litigation, competitive conditions, general economic conditions and expected synergies in connection with acquisitions and joint ventures, including the acquisition of Ben Sherman. Forward-looking statements reflect our current expectations and are not guarantees of performance. These statements are based on our management’s beliefs and assumptions, which in turn are based on currently available information. These beliefs and assumptions could prove inaccurate. Forward-looking statements involve risks and uncertainties. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Many of these risks and uncertainties are beyond our ability to control or predict. Such risks and uncertainties include, but are not limited to, all of the risks discussed under “Risk Factors” in our fiscal 2004 Form 10-K, including the following:

•	general economic cycles;

•	competitive conditions in our industry;

•	price deflation in the worldwide apparel industry;

•	our ability to identify and respond to rapidly changing fashion trends and to offer innovative and upgraded products;

•	changes in trade quotas or other trade regulations;

•	our ability to continue to finance our working capital and growth on acceptable terms;

•	significant changes in weather patterns (e.g., an unseasonably warm autumn) or natural disasters such as hurricanes, fires or flooding;

•	the price and availability of raw materials;

•	our dependence on and relationships with key customers;

•	the ability of our third party producers to deliver quality products in a timely manner;

•	potential disruptions in the operation of our distribution facilities;

•	Any disruption or failure of our computer systems or data network.

•	the integration of Ben Sherman into our company;

•	our ability to successfully implement our growth plans for the acquired businesses;

•	unforeseen liabilities associated with our acquisitions of the Tommy Bahama Group and Ben Sherman;

•	economic and political conditions in the foreign countries in which we operate or source our products;

•	increased competition from direct sourcing;

•	our ability to maintain our licenses;

•	our ability to protect our intellectual property and prevent our trademarks, service marks and goodwill from being harmed by competitors’ products;

•	our reliance on key management;

•	risks associated with changes in global currency exchange rates;

•	the impact of labor disputes and wars or acts of terrorism on our business;

•	the effectiveness of our disclosure controls and procedures related to financial reporting;

•	our inability to retain current pricing on our products due to competitive or other factors;

•	the expansion of our business through the acquisition of new businesses; and

•	our ability to open new retail stores.

Other risks or uncertainties may be detailed from time to time in our future Securities and Exchange Commission filings.

We disclaim any intention, obligation or duty to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

INTEREST RATE RISK

Interest rate risk is managed through the maintenance of a portfolio of variable and fixed rate debt composed of short and long-term instruments. The objective is to maintain a cost-effective mix that management deems appropriate. We generally do not engage in hedging activities with respect to such risk and do not enter into such transactions on a speculative basis.

We finance our capital needs through available cash, operating cash flow, letters of credit and bank revolving credit facilities.

At November 26, 2004, we had variable rate debt of $123.6 million. Our average variable rate borrowings for the six months ended November 26, 2004 were $78.5 million, with an average interest rate of 4.4%. If the six-month average interest rate increased by 10%, our interest expense would have changed by $163,711.

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

Ben Sherman engages in forward exchange contracts for the purchase of finished products from production sources in Asia where the currency denomination of choice is the United States dollar. These contracts are marked to market and are not material.

TRADE POLICY RISK

Under the terms of bilateral agreements between most of the major apparel exporting countries and the United States, most categories of our products are subject to quotas limiting the quantity of such products that may be imported into the United States. Utilization of these quotas is typically controlled at origin by an export license or visa system administered by the exporting country and is monitored and enforced by United States Customs and Border Protection at the time of importation. Since we own or directly control only a small portion of the quota we need, we rely on our suppliers and vendors to secure the visas or licenses required to ship our products. If our suppliers and vendors fail to secure the necessary visas or licenses as agreed with us, our supply chain could be disrupted. The requirement for visas or licenses was eliminated effective for goods exported from their country of origin on or after January 1, 2005. Thus, the requirement only applies to goods exported on or before December 31, 2004, some of which might still be in transit.

If an exporting country fails to properly administer its quota and issues visas or export licenses in excess of the quantity permitted under the terms of its bilateral agreement with the United States, entry of the goods covered by such export license or visa could be delayed. The United States has announced that any goods exported during 2004 in excess of the applicable quota limit will not be permitted entry into the United States until February 1, 2005 at which time a “staged entry” process will begin. The staged entry process could, depending on the extent of any overshipment, take several months to complete. Such a delay could disrupt our supply chain.

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

The 1994 Agreement on Textiles and Clothing among World Trade Organization (“WTO”) countries mandated the elimination of textile and apparel product quotas for WTO countries, including the United States, on January 1, 2005. As a result, the international textile and apparel trade is undergoing a significant realignment which is changing our sourcing patterns, could disrupt our supply chain and could put us at a disadvantage to our competitors.

The elimination of quota could impact some shipments during the first part of calendar 2005. Historically, exporting countries have been permitted under the terms of their bilateral agreements with the United States to borrow a limited amount of quota from the following year. Since there is no quota in calendar 2005, none was available for this type of borrowing in calendar 2004. The unavailability of this type of quota borrowing may have created quota shortages in the latter part of calendar 2004, which could have caused exporting countries to ship goods in excess of their 2004 limit. Any such overshipment would be subject to the staged entry process described above which could cause disruption in our supply chain.

In addition, notwithstanding quota elimination, under the terms of China’s WTO accession agreement, the United States and other WTO members may re-impose quotas on specific categories of products in the event it is determined that imports from China have surged or may surge and are threatening to create a market disruption for such categories of products (so called “safeguard quota”). China is a major source of production for us, and the re-imposition of safeguard quotas on China following the elimination of the existing quota regime on January 1, 2005 could cause disruption in our supply chain.

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

ITEM 4. CONTROLS AND PROCEDURES

The Company’s Principal Executive Officer and Principal Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our Principal Executive Officer and the Principal Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in our Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There have not been any changes in the our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the fiscal quarter ended November 26, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the ordinary course of business, we may become subject to litigation or claims. There are no material pending legal proceedings, proceedings known to be contemplated by governmental authorities or changes in items previously disclosed involving us during the quarter ended November 26, 2004, requiring disclosure under Item 103 of Regulation S-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company’s Annual Meeting of Shareholders held on October 4, 2004, the shareholders:

a.	Elected S. Anthony Margolis, James A. Rubright, Helen B. Weeks and E. Jenner Wood III as Class I nominees to the Board of Directors to serve three year terms as follows:

For	14,194,959
Withheld:	854,664

b.	Approved the Oxford Industries, Inc. Employee Stock Purchase Plan as follows:

For:	10,604,632
Against:	1,308,619
Abstention:	14,814
Broker Non-Vote:	3,121,558

c.	Approved the Oxford Industries, Inc. Long-Term Incentive Plan as follows:

For:	8,882,234
Against:	3,028,907
Abstention:	16,924
Broker Non-Vote:	3,121,558

d.	Approved the ratification of Ernst & Young LLP as the Company’s independent auditors as follows:

For:	14,991,912
Against:	31,464
Abstention:	26,247

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

(a) Exhibits.

31.1 Section 302 Certification by Principal Executive Officer.

31.2 Section 302 Certification by Principal Financial Officer.

32.1 Section 906 Certification by Principal Executive Officer.

32.2 Section 906 Certification by Principal Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated January 5, 2005	OXFORD INDUSTRIES, INC.
(Registrant)

/s/ Thomas Caldecot Chubb III
Thomas Caldecot Chubb III
Executive Vice President
(Principal Financial Officer)