Form 10-Q
period 2005-02-25
OXFORD INDUSTRIES INC
filed 2005-04-04
CIK 75288

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant To Section 13 or 15(d) of The Securities Exchange Act of 1934
For the quarterly period ended FEBRUARY 25, 2005
OR
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

        Indicate by check mark whether the registrant is an accelerated filer as defined in rule 12b-2 of the Exchange Act. Yes ☒    No ☐

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of each class	Number of shares outstanding as of March 28, 2005
Common Stock, $1 par value	16,849,538

OXFORD INDUSTRIES, INC.
INDEX TO FORM 10-Q
For quarter ended February 25, 2005

CAUTIONARY STATEMENTS REGARDING FORWARD LOOKING STATEMENTS

        Our Securities and Exchange Commission filings and public announcements often include forward-looking statements about future events. We intend for all such forward-looking statements to be covered by the safe harbor provisions for forward looking statements contained in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Important assumptions relating to these forward looking statements include, among others, assumptions regarding demand for our products, expected pricing levels, raw material costs, the timing and cost of planned capital expenditures, expected outcomes of pending litigation, competitive conditions, general economic conditions and expected synergies in connection with acquisitions and joint ventures, including the acquisition of Ben Sherman. Forward-looking statements reflect our current expectations and are not guarantees of performance. These statements are based on our management's beliefs and assumptions, which in turn are based on currently available information. These beliefs and assumptions could prove inaccurate. Forward-looking statements involve risks and uncertainties. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Many of these risks and uncertainties are beyond our ability to control or predict. Such risks and uncertainties include, but are not limited to, all of the risks discussed under "Risk Factors" in our fiscal 2004 Form 10-K, including the following:

  •
  general economic cycles;

  •
  competitive conditions in our industry;

  •
  price deflation in the worldwide apparel industry;

  •
  our ability to identify and respond to rapidly changing fashion trends and to offer innovative and upgraded products;

  •
  changes in trade quotas or other trade regulations, including "safeguard" quotas;

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

  •
  any disruption or failure of our computer systems or data network;

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

  •
  changes in interest rates on our variable rate debt;

  •
  the impact of labor disputes, wars or acts of terrorism on our business;

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

        Readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date this report is filed with the Securities and Exchange Commission. We disclaim any intention, obligation or duty to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OXFORD INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)

	Quarter Ended		Nine Months Ended
	February 25, 2005	February 27, 2004	February 25, 2005	February 27, 2004
	(in thousands except per share amounts)
Net Sales	$349,095	$281,418	$926,754	$777,406
Cost of goods sold	235,542	194,350	628,176	542,615

Gross Profit	113,553	87,068	298,578	234,791
Selling, general and administrative	86,458	64,802	234,181	177,663
Amortization of intangible assets	2,265	1,678	6,401	5,033

	88,723	66,480	240,582	182,696
Other operating income	3,909	931	8,963	3,251

Operating Income	28,739	21,519	66,959	55,346
Interest expense, net	7,007	6,255	21,783	18,099

Earnings Before Income Taxes	21,732	15,264	45,176	37,247
Income taxes	7,744	5,724	15,948	14,025

Net Earnings	$13,988	$9,540	$29,228	$23,222

Earnings Per Share—Basic	$0.83	$0.59	$1.74	$1.45

Earnings Per Share—Diluted	$0.80	$0.58	$1.69	$1.41

Weighted Average Shares Outstanding—Basic	16,816	16,197	16,763	16,062
Dilutive effect of options and restricted shares	399	473	491	455

Weighted Average Shares Outstanding—Diluted	17,215	16,670	17,254	16,517

Dividends Declared Per Share	$0.135	$0.12	$0.375	$0.33

See accompanying notes.

OXFORD INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED EXCEPT FOR MAY 28, 2004)

	February 25, 2005	May 28, 2004	February 27, 2004
	(in thousands)
Assets
Current Assets:
Cash and cash equivalents	$17,249	$47,569	$6,416
Receivables	209,001	176,367	167,172
Inventories	186,222	116,410	133,693
Prepaid expenses	18,141	16,475	19,325

Total current assets	430,613	356,821	326,606
Property, plant and equipment, net	57,575	51,826	51,624
Goodwill	167,870	115,426	93,642
Intangible assets, net	237,435	147,333	149,011
Other non-current assets, net	24,523	23,411	22,034

Total Assets	$918,016	$694,817	$642,917

Liabilities and Shareholders' Equity
Current Liabilities:
Trade accounts payable	$112,401	$100,813	$85,670
Accrued compensation	26,226	33,113	23,489
Additional acquisition cost payable	—	22,779	—
Other accrued expenses	42,977	30,440	28,891
Dividends payable	2,274	1,946	1,945
Income taxes payable	7,316	4,294	2,646
Short-term debt	4,873	98	13,698

Total current liabilities	196,067	193,483	156,339
Long-term debt, less current maturities	336,241	198,814	198,783
Other non-current liabilities	15,627	11,124	10,765
Deferred income taxes	78,738	52,419	52,650
Shareholders' Equity:
Common stock	16,850	16,215	16,213
Additional paid-in capital	44,482	23,673	23,627
Retained earnings	230,011	199,089	184,540

Total shareholders' equity	291,343	238,977	224,380

Total Liabilities and Shareholders' Equity	$918,016	$694,817	$642,917

See accompanying notes.

OXFORD INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	February 25, 2005	February 27, 2004
	(in thousands)
Cash Flows from Operating Activities
Net earnings	$29,228	$23,222
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	9,696	8,088
Amortization of intangible assets	6,401	5,033
Amortization of deferred financing costs and bond discount	3,779	1,974
Gain on the sale of assets	(240)	(749)
Equity income	(378)	(105)
Deferred income taxes	(4,356)	(1,652)
Changes in working capital:
Receivables	(10,581)	(27,273)
Inventories	(42,667)	(990)
Prepaid expenses	1,467	(776)
Trade accounts payable	6,255	3,085
Accrued expenses and other current liabilities	(5,730)	(6,762)
Stock options income tax benefit	1,336	1,875
Income taxes payable	2,905	(769)
Other non-current assets	(1,182)	(4,171)
Other non-current liabilities	4,503	5,141

Net cash provided by operating activities	436	5,171
Cash Flows from Investing Activities
Acquisition, net of cash acquired	(142,929)	(222,737)
Decrease in restricted cash	—	204,986
Investment in deferred compensation plan	(770)	(1,656)
Purchases of property, plant and equipment	(12,000)	(10,823)
Proceeds from sale of property, plant and equipment	425	1,111

Net cash used in investing activities	(155,274)	(29,119)
Cash Flows from Financing Activities
Proceeds from (payments of) short-term debt	(7,086)	13,600
Proceeds from (payments of) long-term debt	137,263	(196)
Payments of debt issuance costs	(2,766)	(7,415)
Proceeds from issuance of common shares	2,226	5,257
Dividends paid on common shares	(5,909)	(4,973)

Net cash provided by financing activities	123,728	6,273
Net change in cash and cash equivalents	(31,110)	(17,675)
Effect of foreign currency translation on cash and cash equivalents	790	—
Cash and cash equivalents at the beginning of period	47,569	24,091

Cash and cash equivalents at the end of period	$17,249	$6,416

Supplemental schedule of non-cash investing and financing activities:
As of February 25, 2005, approximately $4.2 million of the Ben Sherman acquisition has been financed through the Seller Notes, as discussed in Note 5.

See accompanying notes.

OXFORD INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
QUARTER ENDED FEBRUARY 25, 2005

1.
Basis of Presentation: We prepared the accompanying unaudited condensed consolidated financial statements in accordance with the rules and regulations of the Securities and Exchange Commission including the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Such rules and regulations allow us to condense and omit certain information and footnote disclosures normally included in audited financial statements prepared in accordance with accounting principles generally accepted in the United States. We believe these consolidated financial statements reflect all normal, recurring adjustments that are necessary for a fair presentation of our financial position and results of operations for the periods presented. Results of operations for the interim periods presented are not necessarily indicative of results to be expected for the year primarily due to the impact of seasonality on our business. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and financial statements and notes thereto included in our fiscal 2004 Form 10-K. As used in this report, "our," "us," "we" and similar phrases refer to Oxford Industries, Inc. and its consolidated subsidiaries; and "fiscal 2004," "fiscal 2005" and "fiscal 2006" refer to our fiscal years ended or ending on May 28, 2004, June 3, 2005 and June 2, 2006, respectively.

  The accounting policies applied during the interim periods presented are consistent with the accounting policies as described in our fiscal 2004 Form 10-K.

  Certain amounts in the prior periods' financial statements have been reclassified to conform to the current year's presentation. These reclassifications have no impact on net earnings as previously reported.

2.
Inventories: The components of inventories are summarized as follows:

	February 25, 2005	May 28, 2004	February 27, 2004
	(in thousands)
Finished goods	$155,055	$85,492	$105,660
Work in process	8,007	9,925	10,697
Fabric, trim and supplies	23,160	20,993	17,336

Total	$186,222	$116,410	$133,693

3.
Intangible Assets: Intangible assets by category at February 25, 2005 are summarized below:

	Intangibles at cost	Accumulated amortization	Intangibles, net
	(in thousands)
Trademarks	$210,378	$358	$210,020
License agreements	20,683	6,461	14,222
Customer relationships	19,500	6,564	12,936
Covenant not to compete	460	203	257

Total	$251,021	$13,586	$237,435

4.
Acquisitions: On July 30, 2004, we acquired 100% of the capital stock of Ben Sherman Limited ("Ben Sherman"), which we operate as part of our Menswear Group. Ben Sherman is a London-based designer, distributor and marketer of branded sportswear, accessories, and footwear. The purchase price for Ben Sherman was £80 million, or approximately $145 million, plus associated expenses of approximately $3.1 million. The transaction was financed with cash on hand, borrowings from our senior revolving credit facility and unsecured notes payable to the management shareholders of Ben Sherman, both as described in Note 5.

  The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the date of acquisition for Ben Sherman. The purchase price allocation is subject to finalization of certain preliminary estimates.

(in thousands)
Total purchase price	$148,974

Cash	$7,656
Accounts receivable	25,637
Inventories	26,053
Other current assets	2,841
Goodwill	45,074
Intangibles	96,500
Property, plant and equipment	3,765
Current liabilities	(29,602)
Deferred taxes	(28,950)

Fair value of net assets acquired	$148,974

  The components of the Intangibles listed in the above table are as follows:

	Amount	Life
	(in thousands)
Trademarks	$82,000	Indefinite
License agreements	11,700	4-8 years
Customer relationships	2,800	15 years

Total	$96,500

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

  For each of the four years following the acquisition, the selling stockholders of the Tommy Bahama Group will receive an annual basic contingent payment if the Tommy Bahama Group's earnings are greater than 90% of the applicable target and will receive the maximum annual basic contingent payment of $12.5 million if the Tommy Bahama Group's earnings are 100% or greater than the applicable target. If the Tommy Bahama Group's earnings are between 90% and 100% of the applicable target, the annual basic contingent payment will be calculated on a straight line basis from $0 to $12.5 million. Up to 50% of any annual basic contingent payment may be paid in shares of our common stock at our option, and in the case of payments in the first two years, at the option of the selling stockholders of the Tommy Bahama Group. Shares of our common stock issued at our option will be valued at the average price on the New York Stock Exchange (or other applicable exchange) for the ten full trading days prior to the applicable payment date. Shares of our common stock issued at the option of the selling stockholders will be valued at $12.88 per share.

  All contingent payments to be paid to selling stockholders will be treated as additional purchase price and recorded as goodwill. Approximately 5% of the total value of all consideration that becomes due and payable under the agreement has been designated to be paid toward an Employee Cash Bonus Plan to be distributed to employees of the Tommy Bahama Group under the terms of the plan. The contingent payments designated toward the Employee Cash Bonus Plan are charged to selling, general and administrative expense.

  Additionally, if, at the end of the four year period, cumulative earnings exceed the cumulative targets, the selling stockholders will receive 33.33% of the cumulative excess up to a maximum cumulative additional contingent payment of $25.0 million. Any cumulative additional payment will be paid in cash.

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

  The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition for the Tommy Bahama Group including any contingent payments made to date.

(in thousands)
Total purchase price	$278,419

Cash	$22,145
Accounts receivable	29,521
Inventories	27,697
Other current assets	6,015
Goodwill	110,164
Intangibles	153,360
Property, plant and equipment	28,087
Other assets	2,470
Current liabilities	(45,626)
Non-current liabilities	(1,253)
Deferred taxes	(54,161)

Fair value of net assets acquired	$278,419

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

  The pro forma financial information presented below gives effect to the Ben Sherman acquisition (July 30, 2004) and the Tommy Bahama Group acquisition (June 13, 2003) as if the acquisitions had occurred as of the beginning of the respective periods. The information presented below is for illustrative purposes only and is not indicative of results that would have been achieved if the acquisitions had occurred as of the beginning of fiscal 2005 and 2004 or results which may be achieved in the future.

	Quarter Ended		Nine Months Ended
	February 25, 2005	February 27, 2004	February 25, 2005	February 27, 2004
	(in thousands except per share amounts)
Net sales	$349,095	$312,132	$957,234	$900,013
Net earnings	$13,988	$9,078	$32,012	$26,769
Net earnings per share
Basic	$0.83	$0.56	$1.91	$1.66
Diluted	$0.80	$0.54	$1.86	$1.62
5.
Debt: The following table details our debt as of the dates specified:

	February 25, 2005	May 28, 2004	February 27, 2004
	(in thousands)
$280 million U.S. Secured Revolving Credit Facility ("U.S. Revolver"), which accrues interest, unused line fees and letter of credit fees based upon a pricing grid which is tied to certain financial ratios (4.82% at February 25, 2005), requires interest payments monthly with principal due at maturity (July 2009), and is collateralized by substantially all the assets of the Company and its guarantor subsidiaries(1)	$137,300	$—	$13,600
12 million Pounds Sterling Senior Secured Revolving Credit Facility ("U.K. Revolver"), which accrues interest at the bank's base rate plus 1.2%, (5.95% at February 25, 2005) requires interest payments monthly with principal payable on demand, and is collateralized by substantially all the United Kingdom assets of Ben Sherman(2)	634	—	—
$200 million Senior Unsecured Notes ("Senior Unsecured Notes"), which accrue interest at 8.875% and require interest payments semiannually on June 1 and December 1 of each year, with principal due at maturity (June 2011)(3)	198,893	198,760	198,715
Unsecured Seller Notes ("Seller Notes"), which accrue interest at LIBOR plus 1.2% (6.52% at February 25, 2005), and require interest payments quarterly with principal payable on demand(2)	4,172	—	—
Other debt, including capital lease obligations with varying terms and conditions, collateralized by the respective assets	115	152	166

Total Debt	341,114	198,912	212,481

Short-term Debt	4,873	98	13,698

Long-term Debt	336,241	198,814	198,783

(1)
On July 28, 2004, the U.S. Revolver was amended to increase the line of credit from $275 million to $280 million, to eliminate the asset borrowing base calculation to determine availability and to adjust the amount that certain lenders were committed to loan among other changes. Approximately $1.8 million of unamortized deferred financing costs were expensed as a result of the amendment, which were included in interest expense in the consolidated statement of earnings. Additionally, the terms and conditions of certain related agreements were modified in November 2004, including a change to a springing lock-box agreement, which results in amounts outstanding under the facility requiring classification as long-term debt subsequent to the modification.

(2)
The U.K. Revolver and Seller Notes, both denominated in pounds sterling, were entered into in connection with the Ben Sherman acquisition.

(3)
The Senior Unsecured Notes were sold on May 16, 2003 at a discount of 0.713% ($1.4 million) in connection with the acquisition of the Tommy Bahama Group to yield an effective interest rate of 9.0%.

  The U.S. Revolver, the U.K. Revolver and the Senior Unsecured Notes each include certain debt covenant restrictions that require us or our subsidiaries to maintain certain financial ratios that are customary for similar facilities. The facilities also include limitations on certain restricted payments such as dividends, earn-out payments, and prepayment of debt. To ensure compliance with the minimum availability requirement of our U.S. Revolver, we sought and obtained the consent of our U.S. Revolver bank group to pay our third and fourth quarter fiscal 2005 dividends without regard to the availability requirement. We currently do not anticipate the need for a consent to pay dividends in subsequent quarters. As of February 25, 2005, we were compliant with all restrictive financial covenants related to our debt agreements.

  As of February 25, 2005, approximately $100.5 million and $2.2 million of trade letters of credit were outstanding against the U.S. Revolver and the U.K. Revolver, respectively. The net availability under our U.S. Revolver and U.K. Revolver was approximately $42.2 million and $20.2 million, respectively as of February 25, 2005.

6.
Shareholders' Equity: We have chosen to account for stock-based compensation to employees using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock-Based Compensation." Certain pro forma and other disclosures related to stock-based compensation plans are presented below as if compensation cost of options granted had been determined in accordance with the fair value provisions of the Statement of Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation."

	Quarter Ended		Nine Months Ended
	February 25, 2005	February 27, 2004	February 25, 2005	February 27, 2004
	(in thousands, except per share amounts)
Net earnings as reported	$13,988	$9,540	$29,228	$23,222

Add: Stock-based employee compensation recognized in reported net income, net of related tax effects(1)	246	—	246	—
Deduct: Employee compensation expense, net of related tax effects	(230)	(193)	(647)	(421)

Pro forma net earnings	$14,004	$9,347	$28,827	$22,801
Basic earnings per share—as reported	$0.83	$0.59	$1.74	$1.45
Basic earnings per share—pro forma	$0.83	$0.58	$1.72	$1.42
Diluted earnings per share—as reported	$0.80	$0.58	$1.69	$1.41
Diluted earnings per share—pro forma	$0.80	$0.56	$1.67	$1.38

(1)
Stock-based compensation recognized in reported net income relates to acceleration of vesting for certain options granted to employees who retired in the current period.

  We effected a two-for-one share split in the form of a 100% stock dividend, payable December 1, 2003, to shareholders of record on November 17, 2003. All share and per share data appearing in the consolidated financial statements and related notes reflect this stock split.

  During the nine months ended February 25, 2005, we issued 0.6 million shares with respect to the acquisition of the Tommy Bahama Group and the exercise of stock options by employees. We have not repurchased any shares during the current year.

  Other comprehensive income which is comprised of the effects of foreign currency translation adjustments for the quarter and nine months ended February 25, 2005 was $1.9 million and $7.9 million, respectively, net of income taxes of $1.0 million and $4.3 million, respectively. For the quarter and nine months ended February 25, 2005, total comprehensive income consisting of net earnings as reported in our statement of earnings and the effect of foreign currency translation adjustments was $15.9 million and $37.2 million, respectively, net of income taxes. Net earnings and comprehensive income were equivalent for all prior periods. Accumulated other comprehensive income was $7.9 million as of February 25, 2005, which is included in retained earnings in the condensed consolidated balance sheet.

7.
Segment Information: We organize the components of our business into operating segments for purposes of allocating resources and assessing performance. Our reportable segments are the Menswear Group, the Womenswear Group and the Tommy Bahama Group. The Menswear Group produces a variety of branded and private label sportswear, tailored clothing, dress shirts and golf apparel. The Womenswear Group produces private label women's sportswear separates, coordinated sportswear, outerwear, dresses and swimwear. The Tommy Bahama Group produces lifestyle branded casual attire, operates retail stores and restaurants, and licenses the Tommy Bahama brand for other product categories.

  The business segments results exclude corporate overhead costs, LIFO inventory accounting adjustments and other costs which are not allocated to the operating groups. LIFO inventory calculations are made on a legal entity basis, which do not necessarily correspond to our segment definitions. Therefore, LIFO inventory accounting adjustments are not allocated to the operating segments. Total assets for Corporate and Other include the LIFO inventory reserve of $37.1 million, $35.5 million and $35.5 million at February 25, 2005, May 28, 2004 and February 27, 2004, respectively. Segment results are as follows:

	Quarter Ended		Nine Months Ended
	February 25, 2005	February 27, 2004	February 25, 2005	February 27, 2004
	(in thousands)
Net Sales
Menswear Group	$168,816	$99,828	$468,609	$330,935
Womenswear Group	78,853	78,052	176,408	202,846
Tommy Bahama Group	101,399	103,438	281,351	243,105
Corporate and Other	27	100	386	520

Total	$349,095	$281,418	$926,754	$777,406

	Quarter Ended		Nine Months Ended
	February 25, 2005	February 27, 2004	February 25, 2005	February 27, 2004
	(in thousands)
Depreciation and amortization
Menswear Group	$1,922	$832	$4,951	$2,643
Womenswear Group	42	82	172	364
Tommy Bahama Group	3,590	3,554	10,680	9,734
Corporate and Other	102	114	294	380

Total	$5,656	$4,582	$16,097	$13,121
Operating Income
Menswear Group	$14,114	$7,016	$41,083	$26,712
Womenswear Group	5,218	3,341	4,460	8,458
Tommy Bahama Group	13,524	14,822	31,335	29,331
Corporate and Other	(4,117)	(3,660)	(9,919)	(9,155)

Total	$28,739	$21,519	$66,959	$55,346
Interest expense, net	7,007	6,255	21,783	18,099

Earnings before taxes	$21,732	$15,264	$45,176	$37,247

	February 25, 2005	May 28, 2004	February 27, 2004
	(in thousands)
Assets
Menswear Group	$427,209	$171,718	$174,607
Womenswear Group	89,656	95,866	94,364
Tommy Bahama Group	397,059	390,961	365,807
Corporate and Other	4,092	36,272	8,139

Total	$918,016	$694,817	$642,917
8.
New Accounting Standards: In November 2004, the Financial Accounting Standards Board, or FASB issued FASB Statement No. 151 "Inventory Costs, an Amendment of ARB No. 43 Chapter 4" ("FAS 151"). FAS 151 is applicable for inventory costs incurred during fiscal years beginning after June 15, 2005. FAS 151 requires that items such as idle facility expense, excessive spoilage, double freight, and re-handling be recognized as current-period charges rather than being included in inventory regardless of whether the costs meet the criterion of abnormal as defined in ARB 43. We do not believe the adoption of FAS 151 will have a material impact on us upon adoption in fiscal 2006 as we have historically expensed such costs as incurred.

  In December 2004, the FASB issued FASB Statement No. 123 (Revised 2004) "Share-Based Payment: an Amendment of FASB Statements No. 123 and 95" ("FAS 123R"). FAS 123R is applicable for all interim and fiscal periods beginning after June 15, 2005. FAS 123R sets accounting requirements for "share-based" compensation to employees, requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees and disallows the use of the intrinsic value method of accounting for stock compensation. We are currently evaluating the impact that this statement will have on our results of operations upon adoption in fiscal 2006.

  In October 2004, the American Jobs Creation Act of 2004 (the "Act") was signed into law by the President. Among other provisions, the Act provides for a special one-time tax deduction of 85 percent of certain foreign earnings that are repatriated in either an enterprise's last tax year that began before the enactment date or the first tax year that begins during the one-year period beginning on the date of enactment. As a result of execution of the Act, the accounting treatment of such unremitted earnings that are expected to be repatriated must be considered in evaluating an entity's tax provision. We are currently evaluating the appropriate action with respect to the repatriation provision, including, but not limited to, an assessment of the amount of foreign earnings eligible for repatriation. No impact has been recognized in the current period's tax provision or financial statements as we have not completed our assessment of unremitted earnings available for repatriation or the income tax effect, if any, of repatriation of such earnings at this time. We expect to have this evaluation completed prior to the end of the second quarter of fiscal 2006.

9.
Consolidating Financial Data of Subsidiary Guarantors: Our U.S. Revolver and our $200 million Senior Unsecured Notes are guaranteed by our wholly owned domestic subsidiaries ("Subsidiary Guarantors"). All guarantees are full and unconditional. Non-guarantors consist of our subsidiaries which are organized outside the United States. Set forth below are the condensed consolidating financial statements for the nine months and quarters ended February 25, 2005 and February 27, 2004. We have used the equity method with respect to investment in subsidiaries.

Oxford Industries, Inc.
Condensed Consolidated Balance Sheet
February 25, 2005

	Oxford Industries (Parent)	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidating Adjustments	Consolidated Total
	(in thousands)
Assets
Current Assets:
Cash and cash equivalents	$4,549	$2,738	$9,978	$(16)	$17,249
Receivables	111,925	69,947	70,849	(43,720)	209,001
Inventories	103,354	63,055	20,081	(268)	186,222
Prepaid expenses	7,733	5,573	4,835	—	18,141

Total current assets	227,561	141,313	105,743	(44,004)	430,613
Property, plant and equipment, net	12,191	37,567	7,817	—	57,575
Goodwill	1,847	114,156	51,867	—	167,870
Intangibles, net	221	142,829	94,385	—	237,435
Other non-current assets, net	570,464	149,697	1,323	(696,961)	24,523

Total Assets	$812,284	$585,562	$261,135	$(740,965)	$918,016

Liabilities and Shareholders' Equity
Current Liabilities:
Trade accounts payable	$92,752	$31,894	$26,758	$(39,003)	$112,401
Accrued compensation	13,567	8,932	3,727	—	26,226
Other accrued expenses	15,358	14,340	18,003	(4,724)	42,977
Dividends payable	2,274	—	—	—	2,274
Income taxes payable	(10,892)	13,140	4,902	166	7,316
Short-term debt	29	38	4,806	—	4,873

Total current liabilities	113,088	68,344	58,196	(43,561)	196,067
Long term debt, less current maturities	336,215	26	—	—	336,241
Other non-current liabilities	91,484	(78,949)	112,261	(109,169)	15,627
Deferred income taxes	3,999	45,764	28,984	(9)	78,738
Total Shareholders'/invested equity	267,498	550,377	61,694	(588,226)	291,343

Total Liabilities and Shareholders' Equity	$812,284	$585,562	$261,135	$(740,965)	$918,016

Oxford Industries, Inc.
Condensed Consolidated Balance Sheet
May 28, 2004

	Oxford Industries (Parent)	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidating Adjustments	Consolidated Total
	(in thousands)
Assets
Current Assets:
Cash and cash equivalents	$45,405	$1,438	$724	$2	$47,569
Receivables	110,092	69,989	36,192	(39,906)	176,367
Inventories	75,699	38,412	2,299	—	116,410
Prepaid expenses	10,377	5,716	382	—	16,475

Total current assets	241,573	115,555	39,597	(39,904)	356,821
Property, plant and equipment, net	13,839	33,186	4,801	—	51,826
Goodwill	1,847	113,579	—		115,426
Intangibles, net	249	147,084	—		147,333
Other non-current assets, net	382,738	7,053	1,604	(367,984)	23,411

Total Assets	$640,246	$416,457	$46,002	$(407,888)	$694,817

Liabilities and Shareholders' Equity
Current Liabilities:
Trade accounts payable	$92,517	$34,647	$13,562	$(39,913)	$100,813
Accrued compensation	19,339	11,357	2,417	—	33,113
Additional acquisition cost payable	22,779	—	—	—	22,779
Other accrued expenses	20,056	10,028	356	—	30,440
Dividends payable	1,946	—	—	—	1,946
Income taxes payable	(16,847)	19,533	1,607	1	4,294
Short-term debt	—	98	—	—	98

Total current liabilities	139,790	75,663	17,942	(39,912)	193,483
Long term debt, less current maturities	198,760	54	—	—	198,814
Other non-current liabilities	82,943	(74,847)	3,031	(3)	11,124
Deferred income taxes	4,130	48,249	40	—	52,419
Total Shareholders'/invested equity	214,623	367,338	24,989	(367,973)	238,977

Total Liabilities and Shareholders' Equity	$640,246	$416,457	$46,002	$(407,888)	$694,817

Oxford Industries, Inc.
Condensed Consolidated Balance Sheet
February 27, 2004

	Oxford Industries (Parent)	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidating Adjustments	Consolidated Total
	(in thousands)
Assets
Current Assets:
Cash and cash equivalents	$3,888	$417	$2,082	$29	$6,416
Receivables	98,028	64,232	37,769	(32,857)	167,172
Inventories	87,182	45,342	1,169	—	133,693
Prepaid expenses	10,595	8,341	389	—	19,325

Total current assets	199,693	118,332	41,409	(32,828)	326,606
Property, plant and equipment, net	14,577	32,200	4,847	—	51,624
Goodwill	1,847	91,795	—	—	93,642
Intangibles, net	259	148,752	—	—	149,011
Other non-current assets, net	344,755	5,410	1,555	(329,686)	22,034

Total Assets	$561,131	$396,489	$47,811	$(362,514)	$642,917

Liabilities and Shareholders' Equity
Current Liabilities:
Trade accounts payable	$65,430	$35,467	$17,616	$(32,843)	$85,670
Accrued compensation	17,516	3,348	2,625	—	23,489
Other accrued expenses	17,563	11,247	81	—	28,891
Dividends payable	1,945	—	—	—	1,945
Income taxes payable	(7,974)	9,145	1,475	—	2,646
Short-term debt	13,600	98	—	—	13,698

Total current liabilities	108,080	59,305	21,797	(32,843)	156,339
Long term debt, less current maturities	198,720	63	—	—	198,783
Other non-current liabilities	51,507	(43,746)	3,004	—	10,765
Deferred taxes	2,638	49,971	41	—	52,650
Total Shareholders'/invested equity	200,186	330,896	22,969	(329,671)	224,380

Total Liabilities and Shareholders' Equity	$561,131	$396,489	$47,811	$(362,514)	$642,917

Oxford Industries, Inc.
Condensed Consolidated Statement of Earnings
Quarter Ended February 25, 2005

	Oxford Industries (Parent)	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidating Adjustments	Consolidated Total
	(in thousands)
Net Sales	$191,560	$132,382	$44,228	$(19,075)	$349,095
Cost of goods sold	150,582	68,105	23,184	(6,329)	235,542

Gross Profit	40,978	64,277	21,044	(12,746)	113,553
Selling, general and administrative	37,856	49,839	16,524	(15,496)	88,723
Royalties and other income	—	1,622	2,287	—	3,909

Operating Income	3,122	16,060	6,807	2,750	28,739
Interest expense (income), net	4,871	(2,580)	2,047	2,669	7,007
Income from equity investment	16,340	25	—	(16,365)	—

Earnings Before Income Taxes	14,591	18,665	4,760	(16,284)	21,732
Income taxes	513	5,712	1,348	171	7,744

Net Earnings	$14,078	$12,953	$3,412	$(16,455)	$13,988

Oxford Industries, Inc.
Condensed Consolidated Statement of Earnings
Quarter Ended February 27, 2004

	Oxford Industries (Parent)	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidating Adjustments	Consolidated Total
	(in thousands)
Net Sales	$162,221	$122,330	$9,642	$(12,775)	$281,418
Cost of goods sold	129,942	64,849	358	(799)	194,350

Gross Profit	32,279	57,481	9,284	(11,976)	87,068
Selling, general and administrative	32,063	41,261	6,964	(13,808)	66,480
Royalties and other income	—	931	—	—	931

Operating Income	216	17,151	2,320	1,832	21,519
Interest expense (income), net	4,090	354	(24)	1,835	6,255
Income from equity investment	12,486	29	—	(12,515)	—

Earnings Before Income Taxes	8,612	16,826	2,344	(12,518)	15,264
Income taxes	(928)	6,260	392	—	5,724

Net Earnings	$9,540	$10,566	$1,952	$(12,518)	$9,540

Oxford Industries, Inc.
Condensed Consolidated Statement of Earnings
Nine Months Ended February 25, 2005

	Oxford Industries (Parent)	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidating Adjustments	Consolidated Total
	(in thousands)
Net Sales	$502,067	$353,607	$124,638	$(53,558)	$926,754
Cost of goods sold	397,175	181,852	61,097	(11,948)	628,176

Gross Profit	104,892	171,755	63,541	(41,610)	298,578
Selling, general and administrative	99,276	138,748	48,635	(46,077)	240,582
Royalties and other income	—	4,951	4,012	—	8,963

Operating Income	5,616	37,958	18,918	4,467	66,959
Interest expense (income), net	18,288	(6,110)	4,871	4,734	21,783
Income from equity investment	39,900	68	—	(39,968)	—

Earnings Before Income Taxes	27,228	44,136	14,047	(40,235)	45,176
Income taxes	(2,439)	14,112	4,104	171	15,948

Net Earnings	$29,667	$30,024	$9,943	(40,406)	$29,228

Oxford Industries, Inc.
Condensed Consolidated Statement of Earnings
Nine Months Ended February 27, 2004

	Oxford Industries (Parent)	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidating Adjustments	Consolidated Total
	(in thousands)
Net Sales	$497,683	$290,592	$28,153	$(39,022)	$777,406
Cost of goods sold	391,705	150,530	226	154	542,615

Gross Profit	105,978	140,062	27,927	(39,176)	234,791
Selling, general and administrative	93,645	108,462	23,306	(42,717)	182,696
Royalties and other income	—	3,251	—	—	3,251

Operating Income	12,333	34,851	4,621	3,541	55,346
Interest expense (income), net	14,956	(334)	(71)	3,548	18,099
Income from equity investment	27,005	48	—	(27,053)	—

Earnings Before Income Taxes	24,382	35,233	4,692	(27,060)	37,247
Income taxes	1,160	11,772	1,093	—	14,025

Net Earnings	$23,222	$23,461	$3,599	$(27,060)	$23,222

Oxford Industries, Inc.
Condensed Consolidated Statement of Cash Flow
Nine Months Ended February 25, 2005

	Oxford Industries (Parent)	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidating Adjustments	Consolidated Total
	(in thousands)
Cash Flows from Operating Activities
Net earnings	$29,667	$30,024	$9,943	$(40,406)	$29,228
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depreciation and amortization	6,102	10,886	2,888	—	19,876
Equity income	—	(378)	—	—	(378)
Loss (gain) on sale of assets	118	(746)	388	—	(240)
Deferred income taxes	(131)	(2,484)	(2,006)	265	(4,356)
Changes in working capital	(29,771)	(31,745)	3,604	10,897	(47,015)
Income for equity investment in subsidiaries	(39,900)	(68)	—	39,968	—
Other non-current assets	1,636	372	(3,192)	2	(1,182)
Other non-current liabilities	1,804	2,700	—	(1)	4,503

Net cash (used in) provided by operating activities	(30,475)	8,561	11,625	10,725	436
Cash Flows from Investing Activities
Acquisitions net of cash acquired	(5,475)	4	(137,458)	—	(142,929)
Investment in subsidiaries	(141,807)	(32,616)	—	174,423	—
Investment in deferred comp plan	—	(770)	—	—	(770)
Purchases of property, plant and equipment	(784)	(10,824)	(392)	—	(12,000)
Proceeds from sale of property, plant and equipment	19	406	—	—	425

Net cash (used in) provided by investing activities	(148,047)	(43,800)	(137,850)	174,423	(155,274)
Cash Flows from Financing Activities
Payments of short-term debt	—	—	(7,085)	(1)	(7,086)
Proceeds (payments) of) long-term debt	137,351	(90)	—	2	137,263
Equity contribution received	—	141,807	32,616	(174,423)	—
(Payments) proceeds of loan to subsidiaries	—	(109,191)	109,191	—	—
Proceeds from issuance of common stock	2,226	—	—	—	2,226
Debt issue costs	(2,766)	—	—	—	(2,766)
Change in intercompany payable	(1,254)	1,197	10,680	(10,623)	—
Dividends on common stock	2,109	2,816	(10,713)	(121)	(5,909)

Net cash provided by (used in) financing activities	137,666	36,539	134,689	(185,166)	123,728
Net Change in Cash and Cash Equivalents	(40,856)	1,300	8,464	(18)	(31,110)
Effect of foreign currency translation on cash and cash equivalents	—	—	790	—	790
Cash and cash equivalents at the beginning of period	45,405	1,438	724	2	47,569

Cash and cash equivalents at the end of period	$4,549	$2,738	$9,978	$(16)	$17,249

Oxford Industries, Inc.
Condensed Consolidated Statement of Cash Flow
Nine Months Ended February 27, 2004

	Oxford Industries (Parent)	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidating Adjustments	Consolidated Total
	(in thousands)
Cash Flows from Operating Activities
Net earnings	$23,222	$23,461	$3,599	$(27,060)	$23,222
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depreciation and amortization	4,769	9,958	368	—	15,095
Equity income	—	(105)	—	—	(105)
Loss (gain) on sale of assets	30	(163)	(616)	—	(749)
Deferred income taxes	(441)	(1,527)	26	290	(1,652)
Changes in working capital	(105,848)	76,496	(2,075)	(183)	(31,610)
Income for equity investment in subsidiaries	(27,005)	(48)	—	27,053	—
Other non-current assets	(2,717)	(1,572)	313	(195)	(4,171)
Other non-current liabilities	2,834	2,307	—	—	5,141

Net cash (used in) provided by operating activities	(105,156)	108,807	1,615	(95)	5,171
Cash Flows from Investing Activities
Acquisitions	(245,062)	22,325	—	—	(222,737)
Decrease in restricted cash	204,986	—	—	—	204,986
Investment in deferred comp plan	—	(1,656)	—	—	(1,656)
Purchases of property, plant and equipment	(2,107)	(8,622)	(94)	—	(10,823)
Proceeds from sale of property, plant and equipment	480	(378)	1,009	—	1,111

Net cash (used in) provided by investing activities	(41,703)	11,669	915	—	(29,119)
Cash Flows from Financing Activities
Principal payments of long-term debt	13,476	(72)	—	—	13,404
Proceeds from issuance of common stock	5,257	—	—	—	5,257
Debt issue costs	(7,415)	—	—	—	(7,415)
Change in intercompany payable	121,380	(120,205)	(1,168)	(7)	—
Dividends on common stock	(4,973)	—	—	—	(4,973)

Net cash provided by (used in) financing activities	127,725	(120,277)	(1,168)	(7)	6,273
Net Change in Cash and Cash Equivalents	(19,134)	199	1,362	(102)	(17,675)
Cash and cash equivalents at the beginning of period	23,022	218	720	131	24,091

Cash and cash equivalents at the end of period	$3,888	$417	$2,082	$29	$6,416

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis should be read in conjunction with our "Unaudited Condensed Consolidated Financial Statements" and the "Notes to Unaudited Condensed Consolidated Financial Statements" contained in this report and the "Consolidated Financial Statements," "Notes to Consolidated Financial Statements" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in our fiscal 2004 Form 10-K.

OVERVIEW

        We generate revenues and cash flow through the design, production, distribution and sale of branded and private label consumer apparel for men, women, and children and the licensing of company owned trademarks. Our principal markets and customers are located primarily in the United States. We source more than 90% of our products through third party producers, but also manufacture certain of our products in manufacturing facilities owned directly by us and through joint venture arrangements. We primarily distribute our products through our wholesale customers including chain stores, department stores, specialty stores, mail order, mass merchandising and also through our own retail stores for some brands.

        We operate in an industry that is highly competitive. Our ability to continuously evaluate and respond to changing consumer demands and tastes, across multiple market segments, distribution channels and geographic regions is critical to our success. Although our approach is aimed at diversifying our risks, misjudging shifts in consumer preferences could have a negative effect on future operating results. Other key aspects of competition include quality, brand image, distribution methods, price, customer service and intellectual property protection. Our size and global operating strategies help us to successfully compete by positioning us to take advantage of synergies in product design, development, sourcing and distribution of our products. Our success in the future will depend on our ability to continue to design products that are acceptable to the markets that we serve and to source our products on a competitive basis while still earning appropriate margins.

        The most significant event for the current year was the July 30, 2004 acquisition of Ben Sherman, which we operate as part of our Menswear Group. We acquired Ben Sherman for approximately $145 million, plus associated expenses, as discussed in Note 4 of our condensed consolidated financial statements contained in this report. Ben Sherman is a London-based designer, distributor and marketer of branded sportswear, accessories, and footwear. The transaction was financed with cash on hand, borrowings under our U.S. Revolver and certain Seller Notes (each described in Note 5 of our condensed consolidated financial statements contained in this report). In connection with this acquisition, our U.S. Revolver was amended and restated to provide the necessary flexibility to finance the acquisition. This acquisition has resulted in significant increases in substantially all balance sheet accounts and has had and is expected to continue to have a positive impact on the amount of cash flows generated from operating activities.

        During fiscal 2005, we have continued to see increases in sales and operating results. We generated diluted earnings per share of $0.80 and $1.69, during the quarter and nine months ended February 25, 2005, respectively compared to $0.58 and $1.41 during the quarter and nine months ended February 27, 2004. The increases in sales and earnings per share were primarily a result of the acquisition of Ben Sherman, growth in the Tommy Bahama Group's branded business, growth in the historical Menswear business and a higher percentage of our sales being branded rather than private label.

RESULTS OF OPERATIONS

        The following tables set forth: (1) the line items in the "Condensed Consolidated Statements of Earnings (Unaudited)," the dollar amounts of each for the periods indicated and the percentage change relative to the comparable period of the prior year, and (2) the line items in the "Condensed Consolidated Statements of Earnings (Unaudited)" as a percentage of net sales. We have calculated all percentages based on actual data, but percentage columns may not add due to rounding. Individual line items of our "Condensed Consolidated Statements of Earnings (Unaudited)" may not be directly comparable to those of our competitors, as income statement classification of certain expenses may vary by company. The results of operations of Ben Sherman and the Tommy Bahama Group are included in our consolidated statements of earnings from the respective dates of the acquisition.

	Quarter Ended			Nine Months Ended
	Feb. 25, 2005	Feb. 27, 2004	% Change	Feb. 25, 2005	Feb. 27, 2004	% Change
	(in thousands)
Net sales	$349,095	$281,418	24.0%	$926,754	$777,406	19.2%
Cost of goods sold	235,542	194,350	21.2%	628,176	542,615	15.8%

Gross profit	113,553	87,068	30.4%	298,578	234,791	27.2%
Selling, general and administrative	86,458	64,802	33.4%	234,181	177,663	31.8%
Amortization of intangibles	2,265	1,678	35.0%	6,401	5,033	27.2%
Royalties and other operating income	3,909	931	319.9%	8,963	3,251	175.7%

Operating income	28,739	21,519	33.6%	66,959	55,346	21.0%
Interest expense, net	7,007	6,255	12.0%	21,783	18,099	20.4%

Earnings before income taxes	21,732	15,264	42.4%	45,176	37,247	21.3%
Income taxes	7,744	5,724	35.3%	15,948	14,025	13.7%

Net earnings	$13,988	$9,540	46.6%	$29,228	$23,222	25.9%

	Quarter Ended		Nine Months Ended
	Feb. 25, 2005	Feb. 27, 2004	Feb. 25, 2005	Feb. 27, 2004
	(as a percentage of net sales)
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	67.5%	69.1%	67.8%	69.8%

Gross profit	32.5%	30.9%	32.2%	30.2%
Selling, general and administrative	24.8%	23.0%	25.3%	22.9%
Amortization of intangibles	0.6%	0.6%	0.7%	0.6%
Royalties and other operating income	1.1%	0.3%	1.0%	0.4%

Operating income	8.2%	7.6%	7.2%	7.1%
Interest expense, net	2.0%	2.2%	2.4%	2.3%

Earnings before income taxes	6.2%	5.4%	4.9%	4.8%
Income taxes	2.2%	2.0%	1.7%	1.8%

Net earnings	4.0%	3.4%	3.2%	3.0%

TOTAL COMPANY

Third Quarter

        The discussion below compares our results of operations for the third quarter of fiscal 2005 compared to our results of operations for the third quarter of fiscal 2004. Each percentage change provided below reflects the change between these periods.

        Net sales increased 24.0% in the third quarter of fiscal 2005. The increase was primarily due to:

  •
  Ben Sherman, which provided approximately $41.9 million of net sales.

  •
  The unit sales increase of 10.9%, primarily attributable to the addition of Ben Sherman, an increase in the Tommy Bahama Group's branded sales, and new marketing initiatives in our historical menswear business including the licensed Nick(it) sportswear collection partially offset by the exit from the private label business by the Tommy Bahama Group.

  •
  The average selling price per unit increase of 12.5%, primarily attributable to the shift in product mix due to an increase in Menswear sales, including Ben Sherman, and an increase in the Tommy Bahama Group's branded sales, both of which have higher average selling prices per unit than our historical businesses, and the exit from the private label business by the Tommy Bahama Group.

        Gross profit increased 30.4% in the third quarter of fiscal 2005. The increase is due to higher sales and higher gross margins. Gross margins increased from 30.9% during the third quarter of fiscal 2004 to 32.5% during the third quarter of fiscal 2005. The increase was primarily due to:

  •
  The increased branded sales of the Tommy Bahama Group, which has higher gross margins.

  •
  The exit from the private label business by the Tommy Bahama Group, which has lower gross margins.

  •
  The acquisition of Ben Sherman, which has higher gross margins.

  •
  The improved sourcing structure of the Womenswear Group.

        Gross profit and gross margins for the current period will not necessarily be indicative of future periods as the mix between branded and private label products may vary as a result of recent acquisitions and due to the impact of seasonality on our sales during the year.

        Selling, general and administrative expenses ("SG&A") increased 33.4% during the third quarter of fiscal 2005. SG&A was 24.8% of net sales in the third quarter of fiscal 2005 compared to 23.0% of net sales in the third quarter of fiscal 2004. The increase in SG&A was primarily due to the higher SG&A expense structure associated with our recently acquired branded businesses and expenses associated with the start-up of new marketing initiatives.

        SG&A and SG&A as a percentage of sales for the current period will not necessarily be indicative of future periods as the mix between branded and private label products may vary as a result of recent acquisitions and due to the impact of seasonality which would result in higher or lower SG&A in certain periods.

        Amortization of intangibles increased 35.0% in the third quarter of fiscal 2005. The increase was due to $0.9 million of amortization of intangibles acquired as part of the Ben Sherman acquisition partially offset by lower amortization amounts related to the Tommy Bahama Group acquisition. We expect that amortization of intangibles will decrease slightly in future years as some shorter lived intangible assets become fully amortized.

        Royalties and other operating income increased 319.9% in the third quarter of fiscal 2005. We derive licensing income through licensing our trademarks across a range of categories that complement our current product offerings. The increase was due to higher licensing income from existing and additional licenses for the Tommy Bahama and Ben Sherman brands. We anticipate that royalties and other operating income will increase in future years as the number of licenses increases, but will be subject to the impact of seasonality as it relates to the licensed products specifically.

        Interest expense, net increased 12.0% in the third quarter of fiscal 2005. The increase in interest expense was primarily due to the interest on debt incurred to finance the acquisition of Ben Sherman.

Interest expense in future periods will be dependent upon the interest rate during the period as well as the total amount of debt outstanding during the period.

        Income taxes were at an effective tax rate of 35.6% for the third quarter of fiscal 2005 compared to 37.5% for the third quarter of fiscal 2004. Variations in the effective tax rate were primarily attributable to the acquisition of Ben Sherman which is subject to lower statutory income tax rates and the relative distribution of pre-tax earnings among the various taxing jurisdictions in which we operate.

Nine Months

        The discussion below compares our results of operations for the nine months of fiscal 2005 compared to our results of operations for the nine months of fiscal 2004. Each percentage change provided below reflects the change between these periods.

        Net sales increased 19.2% in the nine months of fiscal 2005. The increase was primarily due to:

  •
  Ben Sherman, which provided approximately $111.2 in net sales.

  •
  The unit sales increase of 1.9% primarily due to the sales of Ben Sherman, the growth in Tommy Bahama Group's branded sales and new marketing initiatives in our historical menswear business partially offset by a decline in Womenswear sales and the exit from private label business by the Tommy Bahama Group.

  •
  The average selling price per unit increase of 17.0%, primarily attributable to the shift in product mix in Menswear sales, including Ben Sherman, an increase in Tommy Bahama Group's branded sales and the exit from the private label business by the Tommy Bahama Group.

        Gross profit increased 27.2% in the nine months of fiscal 2005. The increase is due to higher sales and higher gross margins. Gross margins increased from 30.2% during the nine months of fiscal 2004 to 32.2% during the nine months of fiscal 2005. The increase was primarily due to:

  •
  The increased branded sales of the Tommy Bahama Group, which has higher gross margins.

  •
  The exit from the private label business by the Tommy Bahama Group, which has lower gross margins.

  •
  The acquisition of Ben Sherman, which has higher gross margins.

        SG&A increased 31.8% in the nine months of fiscal 2005. SG&A was 25.3% of net sales in the nine months of fiscal 2005 compared to 22.9% in the nine months of fiscal 2004. The increase in SG&A was primarily due to the higher SG&A expense structure associated with our recently acquired branded businesses and expenses associated with the start-up of new marketing initiatives.

        Amortization of intangibles increased 27.2% in the nine months of fiscal 2005. The change was primarily as a result of the amortization of intangibles acquired as part of the Ben Sherman acquisition partially offset by lower amortization amounts related to the Tommy Bahama Group acquisition.

        Royalties and other operating income increased 175.7% in the nine months of fiscal 2005. The increase was due to higher licensing income from existing and additional licenses for the Tommy Bahama and Ben Sherman brands.

        Interest expense, net increased 20.4% in the nine months of fiscal 2005. The increase in interest expense was due to the interest on debt incurred to finance the acquisition of Ben Sherman and the non-cash write-off of $1.8 million of deferred financing costs resulting from the modification of our U.S. Revolver in the first quarter of fiscal 2005.

        Income taxes were at an effective tax rate of 35.3% for the nine months of fiscal 2005 compared to 37.7% for the nine months of fiscal 2004. Variations in the effective tax rate were primarily attributable to the acquisition of Ben Sherman which is subject to lower statutory income tax rates and the relative distribution of pre-tax earnings among the various taxing jurisdictions in which we operate.

SEGMENT RESULTS OF OPERATIONS

        We organize the components of our business into segments for purposes of allocating resources and assessing performance. Our reportable segments are the Menswear Group, the Womenswear Group and the Tommy Bahama Group. The Menswear Group produces a variety of branded and private label sportswear, tailored clothing, dress shirts and golf apparel. The Menswear Group also operates one Ben Sherman retail store and licenses the Ben Sherman brand for other product categories. The Womenswear Group produces private label women's sportswear separates, coordinated sportswear, outerwear, dresses and swimwear. The Tommy Bahama Group produces lifestyle branded casual attire, operates retail stores and restaurants, and licenses the Tommy Bahama brand for other product categories. Corporate and Other is a reconciling category for reporting purposes and includes our corporate offices, LIFO inventory accounting adjustments and other costs that are not allocated to the operating groups. LIFO inventory calculations are made on a legal entity basis, which do not correspond to our segment definitions. Therefore, LIFO inventory accounting adjustments are not allocated to the operating segments. Segment results are as follows:

	Quarter Ended			Nine Months Ended
	Feb. 25, 2005	Feb. 27, 2004	% Change	Feb. 25, 2005	Feb. 27, 2004	% Change
	(in thousands)
Net Sales
Menswear Group	$168,816	$99,828	69.1%	$468,609	$330,935	41.6%
Womenswear Group	78,853	78,052	1.0%	176,408	202,846	(13.0)%
Tommy Bahama Group	101,399	103,438	(2.0)%	281,351	243,105	15.7%
Corporate and Other	27	100	(73.0)%	386	520	(25.8)%

Total Net Sales	$349,095	$281,418	24.0%	$926,754	$777,406	19.2%

	Quarter Ended			Nine Months Ended
	Feb. 25, 2005	Feb. 27, 2004	% Change	Feb. 25, 2005	Feb. 27, 2004	% Change
	(in thousands)
Operating Income
Menswear Group	$14,114	$7,016	101.2%	$41,083	$26,712	53.8%
Womenswear Group	5,218	3,341	56.2%	4,460	8,458	(47.3)%
Tommy Bahama Group	13,524	14,822	(8.8)%	31,335	29,331	6.8%
Corporate and Other	(4,117)	(3,660)	12.5%	(9,919)	(9,155)	8.3%

Total Operating Income	$28,739	$21,519	33.6%	$66,959	$55,346	21.0%

*
For further information regarding our segments, see Note 7 of "Notes to Unaudited Condensed Consolidated Financial Statements."

        The discussion below compares our results of operations for the third quarter of fiscal 2005 compared to our results of operations for the third quarter of fiscal 2004 and also the nine months of fiscal 2005 compared to our results of operations for the nine months of fiscal 2004. Each percentage change provided below reflects the change for the quarter or nine months between fiscal 2005 and fiscal 2004 as identified in the respective heading.

Menswear Group

Third Quarter

        The Menswear Group reported a 69.1% increase in net sales in the third quarter of fiscal 2005. The increase was primarily due to:

  •
  Ben Sherman sales of $41.9 million.

  •
  The unit sales increase of 24.5% for the segment, without considering the Ben Sherman operations, from new marketing initiatives in dress and sport shirts, tailored clothing and the licensed Nick(it) sportswear collection.

  •
  The average selling price per unit increase of 10.9% including Ben Sherman and 2.2% without considering Ben Sherman.

        The Menswear Group reported a 101.2% increase in operating income in the third quarter of fiscal 2005. The increase in operating income was primarily due to the addition of Ben Sherman which has higher operating profit margins and the increase in sales volume in our historical menswear business.

Nine Months

        The Menswear Group reported a 41.6% increase in net sales in the nine months of fiscal 2005. The change was primarily due to:

  •
  The $111.2 million of Ben Sherman sales during the period.

  •
  The unit sales increase of 7.9% for the segment without considering Ben Sherman for the same reasons as noted above.

  •
  The average selling price per unit increase of 7.9% including Ben Sherman and no change without considering Ben Sherman.

        The Menswear Group reported a 53.8% increase in operating income in the nine months of fiscal 2005. The increase in operating income was primarily due to the addition of Ben Sherman partially offset by lower operating margins in our historical menswear business.

Womenswear Group

Third Quarter

        The Womenswear Group reported a 1.0% increase in net sales in the third quarter of fiscal 2005. The change was primarily due to a 3.5% increase in the average selling price per unit, primarily due to product mix within the discount distribution channel. The increase in the average selling price per unit was partially offset by a unit sales decline of 1.7% due to a change in product mix.

        The Womenswear Group reported a 56.2% increase in operating income in the third quarter of fiscal 2005. The change was primarily due to an improved sourcing structure resulting in improved gross margins on comparable sales.

Nine Months

        The Womenswear Group reported a 13.0% decline in net sales in the nine months of fiscal 2005. The change was primarily due to the unit sales decline of 15.9%, primarily in the discount distribution channel. The decline in unit sales was partially offset by an increase of 3.0% in the average selling price per unit primarily due to a change in product mix.

        The Womenswear Group reported a 47.3% decline in operating income in the nine months of fiscal 2005. The decrease was primarily due to the reduction in sales and gross margin pressures, particularly during the first two quarters of fiscal 2005.

Tommy Bahama Group

Third Quarter

        The Tommy Bahama Group reported a 2.0% decline in net sales in the third quarter of fiscal 2005. The decline was due to exiting the private label business which is not aligned with the ongoing strategy of growing the lifestyle branded businesses of the Tommy Bahama Group. The private label business provided revenues totaling $13.5 million during the third quarter of fiscal 2004 compared to $2.5 million during the third quarter of fiscal 2005. This decline is partially offset by:

  •
  A unit sales increase of 6.9% excluding private label business.

  •
  The average selling price per unit increase of 3.5% excluding the private label business, primarily due to a higher proportion of sales through our retail stores as opposed to our wholesale distribution channel.

  •
  An increase in the number of retail stores from 39 at the end of the third quarter of fiscal 2004 to 50 at the end of the third quarter of fiscal 2005.

        The Tommy Bahama Group reported an 8.8% decline in operating income in the third quarter of fiscal 2005. The decline in operating income was primarily due to:

  •
  Marketing expenses of $1.1 million related to our title sponsorship in the PGA sanctioned "Tommy Bahama Challenge Golf Tournament."

  •
  Relocation expenses of $0.6 million associated with the consolidation of the Seattle offices.

  •
  Increased operating expenses related to opening new retail stores.

        The decline in operating income was partially offset by a favorable change in product mix from the lower margin private label business to the higher margin branded business and a higher proportion of sales through our retail stores as opposed to our wholesale distribution channel.

Nine Months

        The Tommy Bahama Group reported a 15.7% increase in net sales in the nine months of fiscal 2005 despite a reduction in net sales of $15.2 million due to exiting the private label business. The increase was primarily due to:

  •
  The ownership of Tommy Bahama for the entire nine months of fiscal 2005 as compared to 37 of 39 weeks in the nine months of fiscal 2004.

  •
  The unit sales increase of 21.7% excluding the private label business due to ownership of the Tommy Bahama Group for the full nine months in fiscal 2005 and growth in sales.

  •
  The average selling price per unit increase of 2.6% excluding the private label business.

  •
  An increase in the number of total retail stores from 39 at February 27, 2004 to 50 at February 25, 2005.

        The Tommy Bahama Group reported a 6.8% increase in operating income in the nine months of fiscal 2005. The increase in sales during the year as compared to the prior year and the impact of owning Tommy Bahama for the entire period was partially offset by increases in operating expenses during the nine months for the same reasons as described above for the third quarter.

Corporate and Other

Third Quarter

        The Corporate and Other operating loss increased 12.5% in the third quarter of fiscal 2005. The increase in the operating loss was primarily due to increased parent company expenses partially offset by LIFO inventory accounting.

Nine Months

        The Corporate and Other operating loss increased 8.3% in the nine months of fiscal 2005. The increase in the operating loss was primarily due to increased parent company expenses partially offset by LIFO inventory accounting.

EARNINGS OUTLOOK

        While our profitability for the third quarter was stronger than expected, spring bookings in certain sectors of the business remain softer than anticipated. For the fourth quarter of fiscal 2005, we anticipate sales in the range of $350 million to $365 million and earnings per diluted share in the range of $1.00 to $1.10. These results would provide fiscal 2005 sales in the range of $1.278 billion to $1.292 billion and earnings per diluted share in the range of $2.69 to $2.79.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

        Our primary source of revenue and cash flow is our operating activities in the United States. Additionally, we also have access to amounts under our U.S. Revolver and U.K. Revolver as necessary when cash inflows are less than cash outflows. We may seek to finance future capital investment programs through various methods, including but not limited to, borrowings under our current credit facilities, issuance of additional long-term debt, sales of equity securities and leases. However, we do not currently have any plans with respect to significant changes in our capital structure or financing arrangements.

        Our liquidity requirements arise from the funding of our working capital needs, which include inventory, other operating expenses and accounts receivable, funding of capital expenditures, payment of quarterly dividends and repayment of our indebtedness. Generally, our product purchases are acquired through trade letters of credit which are drawn against our lines of credit at the time of shipment of the products.

Operating Activities

        Cash flow from operations was $0.4 million during the nine months ended February 25, 2005 compared to $5.1 million during the nine months ended February 27, 2004. This cash was generated primarily from revenues from the sale of our products net of cash paid for cost of goods sold, general and administrative operating expenses, interest expense and inventory. The decrease in operating cash flows was primarily due to a substantial amount of inventory purchases during the third quarter to build seasonal inventory levels for the fourth quarter partially offset by the results of operations of Ben Sherman. Cash flows from operations in future periods should be greater than those in the current period as we sell the inventory currently on hand and obtain the benefit of a full period of operations from Ben Sherman. The cash flows for the period are not necessarily indicative of the cash flows anticipated for future periods and are subject to seasonality.

        Inventories were $186.2 million and $133.7 million at February 25, 2005 and February 27, 2004, respectively. The increase in inventories is primarily a result of approximately $25.0 million of inventories of Ben Sherman on hand at February 25, 2005 and seasonal inventory build-ups for anticipated fourth quarter sales in our other Menswear businesses. Also, inventory levels of the Tommy Bahama Group increased due to recently opened retail stores and earlier deliveries of Spring inventory. Our days supply inventory on hand, calculated using a FIFO basis, was 76 days at February 25, 2005 compared to 79 days at February 27, 2004.

        Receivables were $209.0 million and $167.2 million at February 25, 2005 and February 27, 2004, respectively. The increase in receivables is primarily a result of approximately $33.0 million of receivables of Ben Sherman at February 25, 2005 as well as the higher sales in the third quarter of fiscal 2005 compared to the third quarter of fiscal 2004. Days sales outstanding for our accounts receivable balances increased from 49 days at February 27, 2004 to 52 days at February 25, 2005.

        Current liabilities, which primarily consist of payables arising out of our operating activities, were $196.1 million and $156.3 million at February 25, 2005 and February 27, 2004, respectively. The $39.7 million increase was primarily the result of approximately $39.6 million of current liabilities at February 25, 2005 related to Ben Sherman.

        Our working capital ratio was 2.20:1 and 2.09:1 at February 25, 2005 and February 27, 2004, respectively. The improvement is due to the changes in the individual asset and liability categories specified above.

Investing Activities

        During the nine months of fiscal 2005, investing activities used $155.3 million in cash, consisting of approximately $137.5 million (net of cash acquired) for the acquisition of Ben Sherman as well as payments in the first quarter of fiscal 2005 of approximately $5.4 million related to the Tommy Bahama Group acquisition. Additionally, approximately $12.0 million of capital expenditures were incurred primarily related to new Tommy Bahama retail stores and capital expenditures associated with our recently leased headquarters for the Tommy Bahama Group in Seattle, Washington.

        During the nine months of fiscal 2004, investing activities used $29.1 million in cash, principally for the acquisition of the Tommy Bahama Group on June 13, 2003 net of the reduction in restricted proceeds from the sale of the Senior Unsecured Notes during the fourth quarter of fiscal 2003. Additionally, we incurred capital expenditures of $10.8 million primarily related to new Tommy Bahama retail stores and capital expenditures for computer equipment and software.

        Non-current assets including property, plant and equipment, goodwill, intangible assets and other non-current assets increased as a result of the fiscal 2005 acquisition of Ben Sherman as well as current period capital expenditures at February 25, 2005 compared to February 27, 2004.

Financing Activities

        During the nine months of fiscal 2005, financing activities provided approximately $123.7 million in cash. Substantially all of these proceeds represent the funding from the U.S. Revolver to finance the Ben Sherman acquisition in the current period partially offset by the amounts paid in the current period related to the refinancing of the U.S. Revolver. Additionally, certain amounts of cash were provided by the issuance of common stock upon the exercise of employee stock options, and cash was used to repay certain short-term debt and for the payment of quarterly dividends on our common shares.

        During the nine months of fiscal 2004, financing activities provided approximately $6.3 million in cash. This primarily represents proceeds from short-term borrowings from our short-term debt facilities and proceeds from the issuance of common stock upon the exercise of employee stock options, which were partially offset by debt issuance costs paid related to the issuance of our Senior Unsecured Notes and the payment of quarterly dividends on our common shares.

        On January 10, 2005, our board of directors declared the third quarter cash dividend of $0.135 per common share payable on February 28, 2005 to shareholders of record on February 14, 2005. On March 28, 2005, our board of directors declared the fourth quarter cash dividend of $0.135 per common share payable on June 6, 2005 to shareholders of record of May 23, 2005. We expect to pay dividends in future quarters, however, we may decide to discontinue or modify the dividend payment at any time if we determine that other uses of our capital, including but not limited to payment of debt outstanding or funding of future acquisitions, may be in our best interest or if our expectations of future cash flows and future cash needs outweigh the ability to pay a dividend. Additionally, we may borrow to fund dividends in the short term based on our expectations of operating cash flows in future periods. All cash flow from operations will not necessarily be paid out in all periods.

        Debt increased by $137.5 million at February 25, 2005 compared to February 27, 2004 primarily as a result of the borrowings under the U.S. Revolver to finance the acquisition of Ben Sherman. Additionally, the increase in deferred income taxes is primarily the result of the acquisition of Ben Sherman and the increase in other non-current liabilities is primarily a result of additional deferred compensation recognized in the current year.

Liquidity and Capital Resources

        The table below provides a description of our significant financing arrangements:

February 25, 2005
$280 million U.S. Secured Revolving Credit Facility ("U.S. Revolver"), which accrues interest and letter of credit fees based upon a pricing grid which is tied to certain debt ratios (4.82% at February 25, 2005), requires interest payments monthly with principal due at maturity (July 2009), and is collateralized by substantially all the assets of the Company and Guarantor Subsidiaries	$137,300
12 million Pounds Sterling Senior Secured Revolving Credit Facility ("U.K. Revolver"), which accrues interest at the bank's base rate plus 1.2% (5.95% at February 25, 2005), requires interest payments monthly with principal payable on demand, and is collateralized by substantially all the United Kingdom assets of Ben Sherman	634
$200 million Senior Unsecured Notes ("Senior Unsecured Notes"), which accrue interest at 8.875% and require interest payments semiannually with principal due at maturity (June 2011)(1)	198,893
Unsecured Seller Notes ("Seller Notes"), which accrue interest at LIBOR plus 1.2% (6.52% at February 25, 2005), and require interest payments quarterly with principal payable on demand after January 30, 2005	4,172
Other debt, including capital lease obligations with varying terms and conditions, collateralized by the respective assets	115

Total Debt	341,114

Short-term Debt	4,873

Total Long-term Debt	336,241

(1)
The Senior Unsecured Notes were sold on May 16, 2003 at a discount of 0.713% ($1.4 million) in connection with the acquisition of the Tommy Bahama Group to yield an effective interest rate of 9.0%.

        Our lines of credit under the U.S. Revolver and U.K. Revolver are used to finance trade letters of credit and standby letters of credit as well as provide funding for other operating activities and acquisitions. Trade letters of credit of $100.5 million and $2.2 million were outstanding under our U.S. Revolver and U.K. Revolver, respectively as of February 25, 2005. The net availability under our U.S. Revolver and U.K. Revolver was approximately $42.2 million and $20.2 million, respectively as of February 25, 2005.

        The U.S. Revolver, the U.K. Revolver and the Senior Unsecured Notes each include certain debt covenant restrictions that require us or our subsidiaries to maintain certain financial ratios that are customary for similar facilities. The facilities also include limitations on certain restricted payments such as dividends, earn-out payments, and prepayment of debt. To ensure compliance with the minimum availability requirement of our U.S. Revolver, we sought and obtained the consent of our U.S. Revolver bank group to pay our third and fourth quarter fiscal 2005 dividends without regard to the availability requirement. We currently do not anticipate the need for a consent to pay dividends in subsequent quarters. As of February 25, 2005, we were compliant with all restrictive financial covenants related to our debt agreements.

        We expect to fund the payment of the Seller Notes, which are due upon demand and expected to be redeemed for payment in the next twelve months with borrowings from the U.K. Revolver. Additionally, the U.K. Revolver is also due upon demand and expires in July 2005. At expiration, we anticipate that we will be able to refinance the U.K. Revolver either with the same lender, other lenders or under our U.S. Revolver.

        We anticipate that we will be able to satisfy our ongoing cash requirements which generally consists of working capital needs, capital expenditures (primarily for the opening of Tommy Bahama retail stores) and interest and principal payments on our debt during the remainder of fiscal 2005 and fiscal 2006, primarily from cash on hand and cash flow from operations supplemented by borrowings under our lines of credit, as necessary. Our need for working capital is typically seasonal with the greatest requirements generally existing from the late second quarter to early fourth quarter of each year as we build inventory for the spring/summer season. Our capital needs will depend on many factors including our growth rate, the need to finance increased inventory levels and the success of our various products.

        If appropriate investment opportunities arise that exceed the availability under our existing credit facilities, we believe that we will be able to fund such acquisitions through additional or refinanced debt facilities or the issuance of additional equity. However, our ability to obtain additional borrowings or refinance our credit facilities will depend on many factors, including the prevailing market conditions, our financial condition and our ability to negotiate favorable terms and conditions. There is no assurance that financing would be available on terms that are acceptable or favorable to us, if at all.

        Our debt to shareholders' equity ratio was 1.17:1 and 0.95:1 at February 25, 2005 and February 27, 2004, respectively. The change was primarily a result of the additional debt incurred to finance the acquisition of Ben Sherman on July 30, 2004. We anticipate that the amount of debt as well as the ratio of debt to shareholders' equity will decrease in future periods as a result of anticipated cash flow from operations.

        Our contractual obligations as of February 25, 2005 have not changed significantly from the contractual obligations outstanding at May 28, 2004, other than the increase in debt outstanding under our U.S. Revolver and the Seller Notes, amounts outstanding pursuant to letters of credit (both as discussed above) and leases for our recently opened retail stores and our Tommy Bahama Group offices in Seattle, Washington, none of which occurred outside the ordinary course of business.

        Our anticipated capital expenditures for fiscal 2005 are expected to approximate $19 million with a similar amount currently anticipated for fiscal 2006. These expenditures will consist primarily of the continued expansion of our retail operations of the Tommy Bahama Group including the opening of additional retail stores.

Off Balance Sheet Arrangements

        We have not entered into agreements which meet the definition of an off balance sheet financing arrangement, other than operating leases, and have made no financial commitments to or guarantees with any unconsolidated subsidiaries or special purpose entities.

CRITICAL ACCOUNTING POLICIES

        The discussion and analysis of our financial condition and results of operations are based upon our Condensed Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to bad debts, inventories, intangible assets, income taxes, contingencies and litigation and certain other accrued expenses. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

        See the "Summary of Critical Accounting Policies" contained in our fiscal 2004 Form 10-K. During fiscal 2005, there have been no significant changes in our critical accounting policies as disclosed in our fiscal 2004 Form 10-K.

SEASONALITY

        Although our various product lines are sold on a year-round basis, the demand for specific products or styles may be highly seasonal. For example, the demand for golf and Tommy Bahama products is higher in the spring and summer seasons. Products are sold prior to each of our retail selling seasons, including spring, summer, fall and holiday. Because the timing of product shipments and other events affecting the retail business may vary, results for any particular quarter may not be indicative of results for the full year. The percentage of net sales distribution by quarter for fiscal 2004 were 22%, 23%, 25% and 30%, respectively, and the percentage of net earnings by quarter for fiscal 2004 were 17%, 17%, 24% and 42%, respectively. However, with the acquisition of Ben Sherman, the distribution for fiscal 2005 may not be consistent with that of fiscal 2004.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

        We are exposed to market risk from changes in interest rates on our indebtedness, which could impact our financial condition and results of operations in future periods. Our objective is to limit the impact of interest rate changes on earnings and cash flow, primarily through a mix of fixed and variable rate debt. This assessment also considers our need for flexibility in our borrowing arrangements resulting from the seasonality of our business, among other factors. We continuously monitor interest rates to consider the sources and terms of our borrowing facilities in order to determine whether we have achieved our interest rate management objectives. We do not anticipate any significant changes in management of our exposure to interest rate fluctuations or the related exposure, as we do not have any plans to significantly alter our capital structure in the near term.

        Approximately $142.1 million of debt outstanding (or 42% of our total debt) is subject to variable interest rates, with a weighted average rate of approximately 4.87% at February 25, 2005. Our average variable rate borrowings for the nine months ended February 25, 2005 were $97.7 million, with an average interest rate of 4.4% during the nine month period. Our lines of credit are based on variable interest rates in order to take advantage of the lower rates available in the current interest rate environment and to provide the necessary borrowing flexibility required. To the extent that the amounts outstanding under our variable rate lines of credit change, our exposure to changes in interest rates would also change. If the nine month average interest rate increased by 100 basis points, our interest expense would have been approximately $0.3 million higher during the period.

        At February 25, 2005, we had approximately $199.0 million of fixed rate debt and capital lease obligations outstanding with substantially all the debt having an effective interest rate of 9.0% and maturing in June 2011. Such agreements may result in higher fixed interest rates in certain periods of lower variable interest rates, but are primarily intended to provide long-term financing of our capital structure and minimize our exposure to increases in interest rates. A change in the market interest rate impacts the net financial instrument position of our fixed rate debt but has no impact on interest incurred or cash flows.

        None of our debt was entered into for trading purposes. We generally do not engage in hedging activities with respect to our interest rate risk and do not enter into such transactions on a speculative basis.

FOREIGN CURRENCY RISK

        To the extent that we have assets and liabilities as well as operations denominated in foreign currencies that are not hedged, we are subject to foreign currency transaction gains and losses. We do not hold or issue any derivative financial instruments for trading or speculative purposes.

        We receive United States dollars for substantially all of our product sales except for Ben Sherman sales in the United Kingdom and Europe and certain licensing fees earned in other foreign countries. We view our net investment in the Ben Sherman United Kingdom subsidiary, which has a functional currency of pounds sterling, as long-term. As a result, we generally do not hedge our investment. Ben Sherman sales that were not denominated in United States dollars totaled $30.3 million during the three months ended February 25, 2005, which represented approximately 9% of our total sales for the quarter ended February 25, 2005. Ben Sherman sales that were not denominated in United States dollars totaled $83.5 million during the period from the date of acquisition through February 25, 2005, which represents approximately 9% of our total sales for the nine months ended February 25, 2005. With the dollar trading at a weaker position than it has historically traded (average rate of 1.90 for the quarter ended February 25, 2005), a strengthening United States dollar could result in lower levels of sales in the consolidated statements of earnings in future periods, although the sales in pounds sterling could be equal to or greater than amounts as previously reported.

        Substantially all inventory purchases from contract manufacturers throughout the world are denominated in United States dollars. Certain purchases of our Ben Sherman subsidiary in the United Kingdom, totaling less than 5% of our total inventory purchases, are based on other currencies. Purchase prices for our products may be impacted by fluctuations in the exchange rate between the United States dollar and the local currencies of the contract manufacturers, which may have the effect of increasing our cost of goods sold in the future. We do not believe that exchange rate fluctuations have had a material impact on our inventory costs, nor do we expect that such fluctuations will have a significant impact in future periods. Due to the number of currencies involved and the fact that not all foreign currencies react in the same manner against the United States dollar, we cannot quantify in any meaningful way the potential effect of such fluctuations on future income.

        We may from time to time purchase foreign currency forward exchange contracts to hedge against changes in foreign currency exchange rates, but at February 25, 2005 we have not entered into any such agreements that have not been settled. When such contracts are outstanding, the contracts are marked to market with the offset being recognized in the statement of earnings or other comprehensive income depending upon whether the transaction qualifies as a hedge in accordance with accounting principles generally accepted in the United States.

TRADE POLICY RISK

        Pursuant to the 1994 Agreement on Textiles and Clothing, quotas among World Trade Organization ("WTO") member countries, including the United States, were eliminated on January 1, 2005. As a result, the international textile and apparel trade is undergoing a significant realignment which is changing our sourcing patterns, could disrupt our supply chain and could put us at a disadvantage to our competitors.

        In addition, notwithstanding quota elimination, under the terms of China's WTO accession agreement, the United States and other WTO members may re-impose quotas on specific categories of products in the event it is determined that imports from China have surged or may surge and are threatening to create a market disruption for such categories of products (so called "safeguard quota"). Data released by the U.S. government in March indicates that there were significant increases in the level of imports from China in several important product categories during January 2005. These increases may result in the imposition of safeguard quotas which could cause disruption in our supply chain.

        Furthermore, under long-standing statutory authority applicable to imported goods in general, the United States may unilaterally impose additional duties: (i) when imported merchandise is sold at less than fair value and causes material injury, or threatens to cause material injury, to the domestic industry producing a comparable product (generally known as "anti-dumping" duties); or (ii) when foreign producers receive certain types of governmental subsidies, and when the importation of their subsidized goods causes material injury, or threatens to cause material injury, to the domestic industry producing a comparable product (generally known as "countervailing" duties). The imposition of anti-dumping or countervailing duties on products we import would increase the cost of those products to us. We may not be able to pass on any such cost increase to our customers. There are numerous free trade agreements pending, including the United States-Central American Free Trade Agreement that, if adopted, could put us as a disadvantage to some of our competitors.

ITEM 4. CONTROLS AND PROCEDURES

        The Company's Principal Executive Officer and Principal Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our Principal Executive Officer and the Principal Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in our Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

        There have not been any significant changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the fiscal quarter ended February 25, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        In the ordinary course of business, we may become subject to litigation or claims. There are no material pending legal proceedings, proceedings known to be contemplated by governmental authorities or changes in items previously disclosed involving us during the quarter ended February 25, 2005, requiring disclosure under Item 103 of Regulation S-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

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

April 4, 2005	OXFORD INDUSTRIES, INC. (Registrant)
/s/ THOMAS CALDECOT CHUBB III Thomas Caldecot Chubb III Executive Vice President (Principal Financial Officer)

QuickLinks

OXFORD INDUSTRIES, INC. INDEX TO FORM 10-Q For quarter ended February 25, 2005
PART I. FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
OXFORD INDUSTRIES, INC. CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
OXFORD INDUSTRIES, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED EXCEPT FOR MAY 28, 2004)
OXFORD INDUSTRIES, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
OXFORD INDUSTRIES, INC. NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS QUARTER ENDED FEBRUARY 25, 2005
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 4. CONTROLS AND PROCEDURES
PART II. OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
  ITEM 3. DEFAULTS UPON SENIOR SECURITIES
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 5. OTHER INFORMATION
  ITEM 6. EXHIBITS
SIGNATURES