Form 10-K
period 2005-06-03
OXFORD INDUSTRIES INC
filed 2005-08-16
CIK 75288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 3, 2005
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
NONE

(Title of Class)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☑ NO ☐
As of November 26, 2004, the aggregate market value of the voting stock held by non-affiliates of the Registrant (based upon the closing price for the common stock on the New York Stock Exchange on that date) was approximately $452,456,778. For purposes of this calculation only, executive officers, directors and principal shareholders are deemed to be affiliates of the registrant. There are no non-voting shares of the Registrant.
Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

		Number of shares
	Name of each Exchange	outstanding
Title of each class	on which registered	as of August 5, 2004

Common Stock, $1 par value	NYSE	16,889,207
Documents incorporated by Reference
(1)	Sections of our Proxy Statement for the fiscal year ended June 3, 2005, which will be filed with the Securities and Exchange Commission not later than 120 days after June 3, 2005, are incorporated by reference into Part III of this Report.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS
Our Securities and Exchange Commission filings and public announcements often include forward-looking statements about future events. We intend for all such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Important assumptions relating to these forward-looking statements include, among others, assumptions regarding demand for our products, expected pricing levels, raw material costs, the timing and cost of planned capital expenditures, expected outcomes of pending litigation, competitive conditions, general economic conditions and expected synergies in connection with acquisitions and joint ventures. Forward-looking statements reflect our current expectations and are not guarantees of performance. These statements are based on our management’s beliefs and assumptions, which in turn are based on currently available information. These beliefs and assumptions could prove inaccurate. Forward-looking statements involve risks and uncertainties. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Many of these risks and uncertainties are beyond our ability to control or predict. Such risks and uncertainties include, but are not limited to:
•	general economic cycles;

•	competitive conditions in our industry;

•	price deflation in the worldwide apparel industry;

•	our ability to identify and respond to rapidly changing fashion trends and to offer innovative and upgraded products;

•	changes in trade quotas or other trade regulations, including “safe guard” quotas;

•	our ability to continue to finance our working capital and growth on acceptable terms;

•	significant changes in weather patterns (e.g., an unseasonably warm autumn) or natural disasters such as hurricanes, fires or flooding;

•	the price and availability of raw materials and finished goods;

•	our dependence on and relationships with key customers;

•	consolidation among our customer base;

•	the ability of our third party producers to deliver quality products in a timely manner;

•	potential disruptions in the operation of our distribution facilities;

•	any disruption or failure of our computer systems or data network;

•	the integration of Ben Sherman into our company;

•	our ability to successfully implement our growth plans, including growth by acquisition;

•	unforeseen liabilities associated with our acquisitions;

•	economic and political conditions in the foreign countries in which we operate or source our products;

•	increased competition from direct sourcing;

•	our ability to maintain our licenses;

•	our ability to protect our intellectual property and prevent our trademarks, service marks and goodwill from being harmed by competitors’ products;

•	our reliance on key management and our ability to develop effective succession plans;

•	our ability to develop and maintain an effective organization structure;

•	risks associated with changes in global currency exchange rates;

•	changes in interest rates on our variable rate debt;

•	the impact of labor disputes, wars or acts of terrorism on our business;

•	the effectiveness of our disclosure controls and procedures related to financial reporting;

•	our ability to maintain current pricing on our products given competitive or other factors; and

•	our ability to expand our retail operations.
You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date this report is filed with the Securities and Exchange Commission. We disclaim any intention, obligation or duty to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Other risks or uncertainties may be detailed from time to time in our future Securities and Exchange Commission filings.

Oxford Industries, Inc.

PART I
Item 1. Business
BUSINESS AND PRODUCTS
Introduction and Background
Oxford Industries, Inc. was founded in 1942. We are a producer and marketer of branded and private label apparel for men, women and children and operator of restaurants and retail stores. We provide retailers and consumers with a wide variety of apparel products and services to suit their individual needs.
Our owned brands include the following:

Tommy Bahama®	Oxford Golf™
Indigo Palms®	Cattleman®
Island Soft®	Cumberland Outfitters®
Ben Sherman®	Ely®
We also hold exclusive licenses, as discussed in the intellectual property section of this report, to produce and sell certain product categories under the following brands:

Tommy Hilfiger®	Dockers®
Nautica®	Cubavera®
Oscar de la Renta®	Havanera®
Geoffrey Beene®	Evisu®
Slates®	Nick(it)™
Orvis® Signature™
Our customers are found in every major channel of distribution including:

National chains	Department stores
Specialty catalogs	Specialty stores
Mass merchants	Internet retailers
Our retail stores	Our internet websites
Where we sell product under the same brand name to two or more customers, whether the brand is owned by us or a third party, we consider such sales to be “branded” sales. For example, we sell Tommy Bahama brand apparel to Nordstrom’s, Saks Fifth Avenue and many other customers. Where we sell product under a brand name exclusively to one customer, whether the brand is owned by us, the customer or a third party, we consider such sales to be “private label” sales. For example, we produce L.L. Bean products only for L.L. Bean Inc. and consider such sales to be private label.

Our business is operated through the following segments:

Segment	Description of the Business

Menswear Group	Produces branded and private label dress shirts, sport shirts, dress slacks, casual slacks, suits, sportcoats, suit separates, walkshorts, golf apparel, outerwear, sweaters, jeans, swimwear, footwear and headwear, licenses its brands for accessories and other products and operates retail stores.

Womenswear Group	Produces private label women’s sportswear separates, coordinated sportswear, outerwear, dresses and swimwear.

Tommy Bahama Group	Produces lifestyle branded casual attire, operates retail stores and restaurants, and licenses its brands for accessories, footwear, furniture, and other products.
See note 11 of our consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations, both contained in this report, for more details on each of our segments.
On June 13, 2003, we acquired all of the outstanding capital stock of Viewpoint International, Inc., which we operate as the Tommy Bahama Group. The purchase price for the Tommy Bahama Group consisted of $240 million in cash, $10 million in our Common Stock and up to $75 million in contingent payments that are subject to the Tommy Bahama Group achieving certain performance targets during the four years subsequent to the acquisition, as described in note 2 to our consolidated financial statements contained herein. The earn-out has been earned in full for year 1 and year 2 as the performance targets were achieved in each year. The transaction was financed by a $200 million private placement of senior notes completed on May 16, 2003 and a $275 million senior secured revolving credit facility closed on June 13, 2003.
We effected a two-for-one stock split in the form of a 100% stock dividend, payable December 1, 2003, to shareholders of record on November 17, 2003. Shareholders received one additional share of our common stock for each share of common stock held on the record date.
On July 30, 2004, we acquired Ben Sherman Limited (“Ben Sherman”), which we operate as part of our Menswear Group. Ben Sherman is a London-based designer, distributor and marketer of branded sportswear, accessories, and footwear. The purchase price for Ben Sherman was £80 million, or approximately $145 million, plus associated expenses. The acquisition was primarily financed with cash on hand and borrowings under our U.S. Revolver and certain Seller Notes (each described in “Financial Condition, Liquidity and Capital Resources” below). Founded in 1963, Ben Sherman has a long heritage as a modern, young men’s shirt brand that has evolved into an irreverent lifestyle brand for youthful thinking men and women.
In conjunction with the acquisition of Ben Sherman, our revolving credit facility was amended and restated on July 28, 2004 and increased to $280 million with a syndicate of eight financial institutions. The maturity date was extended to July 28, 2009.
We are a Georgia corporation and our principal executive offices are located at 222 Piedmont Avenue, NE, Atlanta, Georgia 30308. Our telephone number is (404) 659-2424. Our website address is www.oxfordinc.com. Information on our website does not constitute part of this report.
Our fiscal year ends on the Friday nearest May 31st. References to our fiscal years represent the following:

Fiscal Year

2006	52 weeks ending June 2, 2006
2005	53 weeks ended June 3, 2005
2004	52 weeks ended May 28, 2004
2003	52 weeks ended May 30, 2003

SALES AND MARKETING
We sold our products to more than 11,000 active customers in fiscal 2005. Our 20 largest customers accounted for 64%, 70% and 89% of our net sales in fiscal 2005, fiscal 2004 and fiscal 2003, respectively. The percentage of our net sales for our three largest customers in fiscal 2005, fiscal 2004 and fiscal 2003 are as follows:

Customer	Fiscal 2005	Fiscal 2004	Fiscal 2003
Target Corporation	15%	19%	22%
Wal-Mart Stores, Inc.	8%	11%	15%
Sears Roebuck & Co.	7%	8%	16%
We believe that our long-standing relationships with all of our major customers, including Target, Wal-Mart and Sears, are good.
We employ a sales force consisting of salaried and commissioned sales employees and independent commissioned sales representatives. We maintain apparel sales offices and showrooms in various locations, including Atlanta, New York, Seattle, Hong Kong and London. We also work with independent contractor sales representatives who maintain their own showrooms. Approximately 70% of our net sales in fiscal 2005 were generated by our salaried employees. The remaining portion of our net sales were generated by independent contractor sales representatives. More than 90% of our net sales in fiscal 2005, 2004 and 2003 were to customers located within the United States.
Several of our product lines are designed and manufactured in anticipation of orders for sale to department and specialty stores and certain specialty chain and mail order customers. We make commitments for fabric and production in connection with these lines. In the case of imports, these commitments can be up to several months prior to the receipt of firm orders from customers. These lines include both popular and better price merchandise sold under brand and designer names or customers’ private labels. If orders do not materialize, we may incur expenses to terminate our fabric and production commitments and dispose of excess inventories. This applies to branded and private label merchandise.
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
As is customary in our industry, we carry levels of inventory necessary to meet anticipated delivery requirements of our customers. Also, as is customary in our industry, we extend credit terms to our customers, the majority of which range from 30 to 60 days.
In addition to our wholesale operations, our Tommy Bahama Group operates restaurants and retail stores in the United States and our Menswear Group also operates Ben Sherman retail stores in the United Kingdom.
MANUFACTURING, RAW MATERIALS, SOURCES OF SUPPLY AND LOGISTICS
Manufacturing and Raw Materials
We acquire our products by sourcing from third party producers, and we manufacture a portion of our products in our owned manufacturing facilities and through our joint venture partners. In fiscal 2005, we sourced approximately 94% from our joint ventures and third party producers and we manufactured approximately 6% of our products in our owned foreign manufacturing facilities. Less than 1% of our products were sourced from contractors in the United States. We use numerous independent manufacturers, principally in Asia and Latin America, for the production and finishing of our garments. We typically conduct business with our producers on an order-by-order basis. Our manufacturing facilities, joint ventures and third party producers perform cutting, sewing and related operations to produce finished apparel products to the specifications and quality standards approved by us in advance. We inspect fabric and finished goods throughout the manufacturing process as part of our quality control program to ensure that consumers receive products that meet our high standards.

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
We are able to maintain a stable, efficient and flexible manufacturing network by having sufficient owned manufacturing and contract facilities for which we are the primary or only customer and have substantial control of the facility’s capacity to cover our core, ongoing production needs. This core manufacturing capacity is supplemented by an extensive network of contract manufacturers for which we are not the primary customer. This second tier of manufacturing capacity enables us to handle short-term increases in demand for production created by the seasonality of our business in certain products or large unexpected orders, products that require manufacturing capabilities not present in our core manufacturing, such as leather or down-filled jackets, and other manufacturing demand that cannot be met by our core capacity.
Package purchases are purchases which include both raw materials and cut and sew labor. We do not take ownership of package purchases until the goods are shipped. Cut-Make-Trim (CMT) contract purchases are purchases in which we supply the raw materials and purchase cut and sew labor from third party producers. In CMT purchases, we retain ownership of the raw materials throughout the manufacturing and finishing process. For fiscal 2005, package purchases represented 84% of third party sourced units and CMT purchases represented 16% of third party sourced units.
We require all third party producers who manufacture or finish products for us to abide by a stringent code of conduct that sets guidelines for employment practices such as wages and benefits, working hours, health and safety, working age and disciplinary practices, and for environmental, ethical and legal matters. We regularly assess manufacturing and finishing facilities to ensure that they are complying with our code of conduct. Our program includes periodic on-site facility inspections and continuous improvement activities. We also hire independent monitors to supplement our efforts. For information regarding long-lived assets, see note 4 to our consolidated financial statements included herein.
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
We regard our access to offshore sources of raw materials, finished goods and outside production as adequate for our needs. We are not dependent on any single source or third party contract manufacturer as no single manufacturer accounts for a material portion of our purchases. For certain of our operating units that use buying agents, there is a risk in the event that such buying agent could not provide such services in future periods. There are occasions, however, where we are unable to take customer orders on short notice because of the minimum lead time required to produce a garment that is acceptable to the customer with respect to cost, quantity, quality and service. We are unable to quantify the value of potential orders declined due to the inability to meet the required lead time. We believe that our required lead times are competitive by industry standards.
Logistics
We operate a number of dedicated distribution centers in the United States and we also outsource distribution activities to third party logistics providers. Distribution center activities include receiving finished goods from our plants and contractors, inspecting those products and shipping them to our customers. We continually explore opportunities in all of our regions to improve efficiencies in both our in-bound and out-bound logistics activities.

INTELLECTUAL PROPERTY
Owned Brands
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
Licenses
We have the right to use trademarks under license and design agreements with the trademarks’ owners. The following are principal trademarks we have the right to use:
•	Tommy Hilfiger for men’s dress shirts and men’s and women’s golf apparel;

•	Nautica for men’s tailored suits, suit separates, sportcoats and dress slacks;

•	Oscar de la Renta for men’s tailored suits, suit separates, sportcoats, vests, and dress and casual slacks;

•	Geoffrey Beene for men’s tailored suits, suit separates, sportcoats, vests and dress slacks;

•	Slates and Dockers for men’s tailored sportcoats and suit separates;

•	Cubavera and Havanera for men’s Latin-inspired tailored clothing;

•	Evisu for footwear;

•	Nick(it) for men’s tailored clothing, outerwear and sportswear; and

•	Orvis Signature for men’s sportswear.
In addition to the above licenses, we have an exclusive distribution agreement for Evisu apparel and accessories.
Although we are not dependent on any single license or design agreement, we believe our license and design agreements in the aggregate are of significant value to our business.
The above mentioned license and design agreements will expire at various dates through our fiscal year 2012. Many of our licensing agreements are eligible for renewal to extend the licenses through various dates from our fiscal 2006 through 2009 years.
As shown in the table below, we offer numerous products through license arrangements with companies to use our Tommy Bahama and Ben Sherman trademarks. Certain of these licensed products are sold in our retail stores. Such licenses are generally for limited geographic areas, e.g. the United States or the United Kingdom. The licenses expire at various dates and in some cases may be renewed or extended by the licensee at their option as long as they have met certain obligations and goals provided in our agreement.

Tommy Bahama	Ben Sherman

Women’s handbags and small leather goods	Men’s backpacks, travel bags and wallets
Men’s and women’s watches	Men’s and boys’ watches and jewelry
Men’s and women’s eyewear	Men’s and women’s eyewear
Men’s and women’s fragrance	Men’s fragrances and toiletries
Men’s and women’s neckwear	Men’s neckwear and pocket squares
Men’s and women’s shoes, belts and socks	Men’s and boys belts
Bed linens and accessories	Men’s dress and formal suits
Rugs	Men’s formal shirts
Ceiling fans	Men’s, women’s and boys’ leather outerwear
Indoor furniture	Men’s and youths’ underwear, socks and sleepwear
Sailing yachts	Men’s gift products
Men’s and women’s accessories and small leather goods
Men’s hats, caps, scarves and gloves
Trademarks
We own trademarks, which are very important to our business. Our trademarks are subject to registrations and pending applications throughout the world for use on a variety of items of apparel, apparel-related products, accessories, home furnishings and beauty products, as well as in connection with retail services. We continue to expand our worldwide usage and registration of related trademarks. In general, trademarks remain valid and enforceable as long as the trademarks are used in connection with the products and services and the required registration renewals are filed. We regard the license to use the trademarks and our other proprietary rights in and to the trademarks as valuable assets in marketing our products and, on a worldwide basis, continuously seek to protect them against infringement. As a result of the appeal of our trademarks, our products have been the subject of counterfeiting. We have an enforcement program to control the sale of counterfeit products in the United States and in major markets abroad.
In markets outside of the United States, our rights to some or all of our trademarks may not be clearly established. We may experience conflicts with various third parties which have acquired ownership rights in certain trademarks, which may impede our use and registration of our trademarks in international markets. While such conflicts are common and may arise again from time to time as we continue our international expansion, we generally intend to resolve such conflicts through both legal action and negotiated settlements with third-party owners of the conflicting trademarks.

SEASONAL ASPECTS OF BUSINESS AND ORDER BACKLOG
Seasonal Aspects of Business
Although our various product lines are sold on a year-round basis, the demand for specific products or styles may be highly seasonal. For example, the demand for golf and Tommy Bahama products is higher in the spring and summer seasons. Products are sold prior to each of our retail selling seasons, including spring, summer, fall and holiday. As the timing of product shipments and other events affecting the retail business may vary, results for any particular quarter may not be indicative of results for the full year. The percentage of net sales distribution by quarter for fiscal 2005 was 20%, 24%, 27% and 29%, respectively, and the net earnings by quarter for fiscal 2005 were 13%, 18%, 28% and 41%, respectively, which may not be indicative of the distribution in future years.
Order Backlog
As of June 3, 2005 and May 28, 2004, we had booked orders amounting to $304.6 million and $241.5 million, respectively, substantially all of which will be or were shipped within six months after each such date. These numbers represent only store orders on hand and do not include private-label contract balances. The excluded private-label contract balances are the portion of our private-label customers’ seasonal commitments for which we have not yet received a specific purchase order that includes exact quantities and shipping dates. Once we receive a specific purchase order, the dollar value of such order is included in our booked orders. A significant portion of our business consists of at-once EDI “Quick Response” programs with large retailers. Replenishment shipments under these programs generally have such an abbreviated order life as to exclude them from the order backlog completely. We therefore do not believe that this backlog information is indicative of sales to be expected for future periods.
COMPETITION
We sell our products in highly competitive domestic and international markets in which numerous United States-based and foreign manufacturers compete. No single manufacturer or small group of manufacturers dominates the apparel industry. We believe we are one of the largest designers, manufacturers, marketers and wholesalers of consumer apparel products in the United States, but there are other apparel firms with greater sales and financial resources.
Competition within the apparel industry is based upon styling, marketing, price, quality, customer service and, with respect to branded and designer product lines, consumer recognition and preference. We believe we compete effectively with other members of the industry with regard to all of these factors. Successful competition in styling and marketing is related to our ability to foresee changes and trends in fashion and consumer preference and to present appealing products to our customers. Successful competition in price, quality and customer service is related to our ability to maintain efficiency in production, sourcing and distribution. Successful competition with respect to branded and designer product lines is related to the high consumer recognition and loyalty that our owned and licensed brands enjoy.
Substantially all of the apparel sold by us and our principal competitors is produced outside the United States. Most of the apparel sold by us and some of our competitors is sold to customers on a landed, duty-paid basis after it is imported into the United States, while other apparel is sold on a direct basis in which the customer takes ownership in the country of production. In this direct sourcing scenario, the customer handles the in-bound logistics and customs clearance. Direct sourcing by our customers presents a competitive challenge to us in our private label business as our customers purchase apparel directly from the third party producers instead of from us. We are not able to quantify the impact that direct sourcing has had on our net sales or margins, but as many of our major customers purchase an increasing percentage of their apparel on a direct basis the opportunities to sell on a delivered, duty paid basis are reduced.
We believe that the relative price advantage to retailers of direct sourcing is offset, to some extent, by several factors. First, our ownership or joint venture participation in, or long-term relationships with, foreign facilities enables us to offer the retailers better and more consistent quality, better adherence to delivery schedules and a more reliable flow of more accurate information than that which is available to them from many of the facilities that offer them direct sourcing. In addition, we believe the services we provide in the areas of product development, design and supply chain management offset, to some extent, the relative price advantage of direct sourcing. We continue to upgrade and streamline our supply chain management technology and information systems, which we believe will enable us to continue to effectively compete against the direct sourcing alternative. Direct sourcing represented approximately 4% of our net sales in fiscal 2005.
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
TRADE REGULATION
International trade agreements, trade preference arrangements and trade legislation are important because most apparel imports into the United States are highly restricted. There are two key types of restrictions. First, there are duties levied on the value of imported apparel. The duty rates on the cotton and wool product categories that cover the majority of our products range from 15 to 20%. Silk products represent a major portion of our Tommy Bahama line and are generally subject to duty rates less than 5%. Second, until January 1, 2005 the United States had implemented restrictive quotas on the importation of many classifications of textiles and apparel products from most of the major apparel-producing countries, including most of the countries where we produce apparel and including the cotton and wool product categories that cover the majority of our products. These quota restraints placed numerical limits on the quantity of garments permitted to be imported into the United States in a given year on a by country and by product category basis. The effect of these quotas was to limit the amount of apparel that could be sourced in the countries that offered the most competitive fabrics and most competitive apparel manufacturing. As a result, a substantial portion of cotton and wool apparel imported into the United States was sourced, prior to January 1, 2005, from countries that would not be the most competitive producers in the absence of quotas. Silk products were not subject to quota restraints.
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
The ATC required that importing countries gradually phase out over a ten-year period approximately half of the restrictive quotas on the importation of textiles and apparel products that were in place on December 31, 1994. The remaining quotas were eliminated on January 1, 2005. However, the ATC gave importing countries, such as the United States, significant discretion in determining when during the ten-year period quotas on particular products from particular countries were eliminated. The United States kept quotas on most of the products produced by us for the entire ten-year period. All quotas among World Trade Organization (“WTO”) member countries were eliminated on January 1, 2005.
When the ATC was fully-implemented on January 1, 2005, the competitiveness of many countries as apparel sourcing locations began to change significantly. Prior to January 1, 2005, we believe that the presence of quotas imposed a non-market restriction on where apparel was sourced and prevented a substantial portion of apparel destined for the United States market from being sourced in the countries that offered the most competitive fabric and the most competitive apparel garment manufacturing. We believe that generally the most competitive fabrics and apparel manufacturing, absent the non-market restrictions created by quotas, are in Asia and the Indian sub-continent. Consequently, we believe that the elimination of quotas will result in reduced apparel sourcing in the western hemisphere and increased apparel sourcing in Asia and the Indian sub-continent. The market forces that have begun to shift apparel sourcing out of the western hemisphere upon the elimination of quotas may be partially offset by the reduced or zero duty rates offered by free trade agreements and trade preference programs applicable to Israel, Jordan and various countries in Sub-Saharan Africa, Central America, the Caribbean Basin and other parts of Latin America. In addition, under the terms of China’s WTO accession agreement, the United States and other importing countries are permitted under certain circumstances to re-impose quotas on China after January 1, 2005. Pursuant to this authority, both the United States and the European Union have re-imposed quotas on a number of key product categories from China. To the extent countries in Latin America and the Caribbean Basin lose competitiveness, we may reduce the number of owned and contract facilities that we use in that region.
Currently, there are various free trade agreements and trade preference legislation that provide apparel importers including us with relief from duties and quotas. These include, but are not limited to, the United States-Caribbean Basin Trade Partnership Act, the African Growth and Opportunity Act, the North American Free Trade Agreement, the Israel Free Trade Agreement, the Andean Trade Promotion and Drug Eradication Agreement and the recently adopted Central American-Dominican Republic Free Trade Agreement. Future free trade agreements may also affect our manufacturing and sourcing agreements in the future to the extent any of them are implemented. We believe that by selecting the locations where we produce or source our products based in part on trade regulations, we are effective and will continue to be effective in using various trade preference agreements and legislation to our competitive advantage.
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
EMPLOYEES
As of June 3, 2005, we employed approximately 6,800 persons, of whom 3,200 were employed in the United States. Approximately 50% of our employees were hourly and incentive paid production workers. We believe our employee relations are excellent.
CODE OF ETHICAL CONDUCT
Our board of directors has adopted a code of ethical conduct for our Principal Executive Officer, our Principal Financial Officer, and other designated key financial associates. These associates are expected to adhere at all times to this code of ethical conduct. We have posted this code of ethical conduct on our website at www.oxfordinc.com. We will also disclose any amendments or waivers to our code of ethical conduct on our website.
AVAILABLE INFORMATION
Our internet address is www.oxfordinc.com. Under “Investor Relations” on the home page of our website at www.oxfordinc.com, we have provided a link to the website of the Securities and Exchange Commission, or SEC, where, among other things, our annual report on Form 10-K, proxy statements, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available once we electronically file such material with, or furnish it to, the SEC. Our Company’s Corporate Governance Guidelines, together with the charters of the Audit Committee and the Nominating, Compensation and Governance Committee of our Board of Directors, are also available on our internet website. Copies of these documents will be provided to any shareholder who requests a copy in writing.
In addition, we will provide, at no cost, paper or electronic copies of our reports and other filings made with the SEC. Requests should be directed to:
Investor Relations Department
Oxford Industries, Inc.
222 Piedmont Avenue, N.E.
Atlanta, GA 30308
info@oxfordinc.com
(404) 659-2424
The information on the website listed above is not and should not be considered part of this Annual Report on Form 10-K and is not incorporated by reference in this document.

Item 2. Properties
Our principal executive offices are located at 222 Piedmont Avenue, N.E. in Atlanta, Georgia, which we own.
Our distribution, manufacturing and administrative functions are conducted in approximately 40 facilities, which are both owned and leased facilities. We also lease approximately 55 restaurant, retail and outlet stores. We anticipate that we will be able to extend our leases to the extent that they expire in the near future on terms satisfactory to us or, if necessary, locate substitute facilities on acceptable terms.
Item 3. Legal Proceedings
From time to time, we are a party to litigation arising in the ordinary course of business. We are not currently a party to any litigation that we believe could reasonably be expected to have a material adverse effect on our financial position, results of operations or cash flows.
In a prior year, our Greenville, Georgia facility of our Menswear Group, was found to have a boiler drainage sump that contained a hazardous waste, perchloroethylene. On July 20, 1994, we entered into a consent order with the Georgia Environmental Protection Department, or EPD. In December of 2001, the EPD visited the Greenville, Georgia facility to assess the site to see if the necessary baseline cleanup indicators had been met. The final report from the Hazardous Waste Management Branch of the EPD states that the Greenville, Georgia facility meets the required environmental indicators to make the determination that the groundwater contamination is controlled at this facility. We must continue to monitor the facility every three (3) years. We and the EPD have agreed to conduct sampling tests every three years of the monitoring wells located on the site. We have provided a Groundwater Monitoring Plan to the EPD and the EPD has approved this plan. Since 1994 Oxford has continued to comply with the conditions of the consent order. Amounts incurred with respect to this matter since inception are immaterial and were charged to operations.
Item 4. Submission of Matters to a Vote of Security Holders
None.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed and traded on the New York Stock Exchange under the symbol “OXM.” As of June 3, 2005, there were 464 record holders of our common stock.
The table below sets forth, for each of the periods indicated below, the high and low sales prices per share of our common stock (adjusted to reflect our two-for-one stock split on December 1, 2003) as reported on the New York Stock Exchange Composite Tape.

	High	Low
Fiscal 2005
Fourth Quarter	$42.59	$33.66
Third Quarter	$42.50	$33.34
Second Quarter	$43.45	$35.50
First Quarter	$45.14	$35.15
Fiscal 2004
Fourth Quarter	$47.50	$35.00
Third Quarter	$44.69	$29.60
Second Quarter	$35.83	$28.65
First Quarter	$30.65	$19.52

On July 11, 2005, our board of directors declared a cash dividend of $0.135 per share payable on September 5, 2005 to shareholders of record on August 22, 2005, which was the 181st consecutive quarterly dividend we have paid since we became a public company in July 1960.
Equity Compensation Plan Information

Number of
securities
remaining available
	Number of				for future issuance
	securities to be				under equity
	issued upon		Weighted-average		compensation plans
	exercise of		exercise price of		(excluding
	outstanding		outstanding		securities
	options, warrants		options, warrants		reflected in column
Plan category	and rights (a)		and rights (b)		(a)) (c)
Equity compensation plans approved by security holders	763,380	(1)	$21	(2)	2,909,020	(3)
Equity compensation plans not approved by shareholders	—		—		—

Total	763,380		$21		2,909,020

(1)	Includes options to purchase shares of our common stock and other rights under the following plans: The 1992 Stock Option Plan, The 1997 Stock Option Plan and The Long-Term Stock Incentive Plan.

(2)	Excludes shares to be issued under the Employee Stock Purchase Plan because the number of shares and weighted average purchase price cannot be determined at this time.

(3)	Includes shares available for issuance under the Long-Term Stock Incentive Plan of which up to 200,000 may be issued in satisfaction of restricted share awards and shares available for issue under the Employee Stock Purchase Plan.
For descriptions of our equity compensation plans, see note 8 to our consolidated financial statements included herein. During fiscal 2005, we did not repurchase any shares of our common stock.

Item 6. Selected Financial Data
Oxford Industries, Inc. and Subsidiaries
SELECTED FINANCIAL DATA

	Year Ended
	June 3, 2005	May 28, 2004	May 30, 2003	May 31, 2002	June 1, 2001
	(in thousands, except per share amounts)

Net sales	$1,313,609	$1,116,552	$764,602	$677,264	$812,495
Cost of goods sold	875,355	776,108	604,891	544,016	663,484

Gross profit	438,254	340,444	159,711	133,248	149,011
Selling, general and administrative expenses	336,608	251,836	124,285	113,630	117,291
Amortization of intangible assets	8,978	6,709	77	2,099	2,099
Royalties and other operating income	12,059	5,114	—	—	—

Operating income	104,727	87,013	35,349	17,519	29,621
Interest expense, net	29,147	23,913	1,935	243	4,870

Earnings before income taxes	75,580	63,100	33,414	17,276	24,751
Income taxes	25,753	23,384	13,087	6,704	9,405

Net earnings	49,827	39,716	20,327	10,572	15,346
Basic earnings per common share	2.97	2.47	1.35	0.71	1.03
Basic weighted average shares outstanding	16,788	16,100	15,035	14,987	14,932
Diluted earnings per common share	2.87	2.38	1.34	0.70	1.03
Diluted weighted average shares outstanding	17,350	16,699	15,143	15,099	14,970
Dividends	8,515	7,285	6,314	6,304	6,249
Dividends per share	0.51	0.45	0.42	0.42	0.42
Total assets	905,877	694,817	494,365	250,513	263,240
Long-term debt	289,123	198,814	198,586	139	399
Shareholders’ equity	303,501	238,977	189,365	175,201	168,940
Capital expenditures	23,544	14,143	2,051	1,528	4,332
Depreciation and amortization	22,477	18,411	5,937	8,888	9,249
Amortization of deferred financing costs	4,439	2,654	50	—	—
Book value per share at year-end	17.97	14.74	12.59	11.66	11.41
Return on average shareholders’ equity	18.4%	18.5%	11.2%	6.1%	9.2%
Return on average total assets	6.2%	6.7%	5.5%	4.1%	5.1%
Current ratio	1.85:1	1.84:1	2.47:1	3.06:1	2.45:1
Debt to total capitalization ratio	49%	45%	51%	0%	0%
Share price on last day of fiscal year	41.75	36.85	20.40	13.74	10.92
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our operations, cash flows, liquidity and capital resources should be read in conjunction with our consolidated financial statements contained in this report.
OVERVIEW
We generate revenues and cash flow through the design, production, distribution and sale of branded and private label consumer apparel for men, women, and children and the licensing of company owned trademarks. Our principal markets and customers are located primarily in the United States. We source more than 90% of our products through third party producers, but also manufacture certain of our products in manufacturing facilities owned directly by us and through joint venture arrangements. We primarily distribute our products through our wholesale customers including chain stores, department stores, specialty stores, mail order and mass merchandising and also through our own retail stores for some brands.
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
The most significant event in fiscal 2005 was the July 30, 2004 acquisition of Ben Sherman, which we operate as part of our Menswear Group. We acquired Ben Sherman for approximately $145 million, plus associated expenses. Ben Sherman is a London-based designer, distributor and marketer of branded sportswear, accessories, and footwear. The transaction was financed with cash on hand, borrowings under our U.S. Revolver and certain Seller Notes (each described in “Financial Condition, Liquidity and Capital Resources” below). In connection with this acquisition, our U.S. Revolver was amended and restated to provide the necessary flexibility to finance the acquisition. This acquisition has resulted in significant increases in substantially all balance sheet accounts and has had and is expected to continue to have a positive impact on the amount of cash flows generated from operating activities.
Additionally, in June 2003, we acquired all of the outstanding capital stock of Viewpoint International, Inc., which we operate as the Tommy Bahama Group, for a purchase price consisting of $240 million in cash, $10 million of our common stock and up to $75 million in contingent payments subject to the Tommy Bahama Group achieving certain performance targets. The $75 million in contingent payments may, at the option of the selling stockholders during the first two years, include up to $12.5 million of our common stock valued at $12.88 per share, which was earned in full during year 1 and year 2.
For further discussion of the acquisitions refer to note 2 in our consolidated financial statements.
During fiscal 2005, we have continued to see increases in net sales and operating results. We generated diluted earnings per share of $2.87 during fiscal 2005 compared to $2.38 during fiscal 2004. The increases in net sales and earnings per share were primarily a result of the acquisition of Ben Sherman and growth in the Tommy Bahama Group’s branded business.
RESULTS OF OPERATIONS
The following tables set forth the line items in the consolidated statements of earnings data both in dollars and as a percentage of net sales. The tables also set forth the percentage change of the data as compared to the prior year. We have calculated all percentages based on actual data, but percentage columns may not add due to rounding. Individual line items of our consolidated statements of earnings may not be directly comparable to those of our competitors, as statement of earnings classification of certain expenses may vary by company. The results of operations of Ben Sherman and the Tommy Bahama Group are included in our consolidated statements of earnings from the respective dates of the acquisitions.

	Fiscal Year
	2005	2004	2003
	(in thousands)
Net sales	$1,313,609	$1,116,552	$764,602
Cost of goods sold	875,355	776,108	604,891

Gross profit	438,254	340,444	159,711
Selling, general & administrative	336,608	251,836	124,285
Amortization of intangible assets	8,978	6,709	77
Royalties and other operating income	12,059	5,114	—

Operating income	104,727	87,013	35,349
Interest expense, net	29,147	23,913	1,935

Earnings before income taxes	75,580	63,100	33,414
Income taxes	25,753	23,384	13,087

Net earnings	$49,827	$39,716	$20,327

	Fiscal Year			% Change
% of Net Sales	2005	2004	2003	'04-'05	'03-'04
Net sales	100.0%	100.0%	100.0%	17.6%	46.0%
Cost of goods sold	66.6%	69.5%	79.1%	12.8%	28.3%

Gross profit	33.4%	30.5%	20.9%	28.7%	113.2%
Selling, general & administrative	25.6%	22.6%	16.3%	33.7%	102.6%
Amortization of intangible assets	0.7%	0.6%	N/A	33.8%	N/A
Royalties and other operating income	0.9%	0.5%	N/A	135.8%	N/A

Operating income	8.0%	7.8%	4.6%	20.4%	146.2%
Interest expense, net	2.2%	2.1%	0.3%	21.9%	N/A

Earnings before income taxes	5.8%	5.7%	4.4%	19.8%	88.8%
Income taxes	2.0%	2.1%	1.7%	10.1%	78.7%

Net earnings	3.8%	3.6%	2.7%	25.5%	95.4%

SEGMENT DEFINITION
We have three operating segments for purposes of allocating resources and assessing performance which are based on products distributed. The segment information for the year ended May 30, 2003 has been restated to conform to our current determination of our operating segments. The Menswear Group produces branded and private label dress shirts, sport shirts, dress slacks, casual slacks, suits, sportcoats, suit separates, walkshorts, golf apparel, outerwear, sweaters, jeans, swimwear, footwear and headwear, licenses its brands for accessories and other products and operates retail stores. The Womenswear Group produces private label women’s sportswear separates, coordinated sportswear, outerwear, dresses and swimwear. The Tommy Bahama Group produces lifestyle branded casual attire, operates retail stores and restaurants, and licenses its brands for accessories, footwear, furniture, and other products. The head of each operating segment reports to the chief operating decision maker.
Corporate and Other is a reconciling category for reporting purposes and includes our corporate offices, substantially all financing activities, LIFO inventory accounting adjustments and other costs that are not allocated to the operating groups. LIFO inventory calculations are made on a legal entity basis which do not correspond to our segment definitions. Therefore, LIFO inventory accounting adjustments are not allocated to the operating segments. Total assets for Corporate and Other included the LIFO inventory reserve of $37.3 million, $35.5 million and $34.9 million at June 3, 2005, May 28, 2004 and May 30, 2003, respectively. The information below presents certain information about our segments.

	Fiscal Year			Percent Change
	2005	2004	2003	'04 -'05	'03 -'04
	($ in thousands)
Net Sales
Menswear Group	$656,606	$448,800	$455,516	46.3%	(1.5)%
Womenswear Group	256,822	297,865	308,762	(13.8)%	(3.5)%
Tommy Bahama Group	399,658	369,148	—	8.3%	N/A
Corporate and Other	523	739	324	(29.2)%	128.1%

Total	$1,313,609	$1,116,552	$764,602	17.6%	46.0%

	Fiscal Year			Percent Change
	2005	2004	2003	'04 -'05	'03 -'04
	($ in thousands)
Operating Income
Menswear Group	$58,237	$41,915	$27,837	38.9%	50.6%
Womenswear Group	10,648	11,583	17,321	(8.1)%	(33.1)%
Tommy Bahama Group	54,128	50,644	—	6.9%	N/A
Corporate and Other	(18,286)	(17,129)	(9,809)	(6.8)%	(74.6)%

Total	$104,727	$87,013	$35,349	20.4%	146.2%

For further information regarding our segments, see note 11 to our consolidated financial statements included in this report.
FISCAL 2005 COMPARED TO FISCAL 2004
The discussion below compares our results of operations for fiscal 2005 compared to our results of operations for fiscal 2004. Each percentage change provided below reflects the change between these periods.
Total Company
Net sales increased $197.1 million, or 17.6%, in fiscal 2005. The increase was primarily due to:
•	The sales of Ben Sherman, which provided approximately $154.1 million in net sales.

•	A unit sales increase of 0.7% primarily due to the sales of Ben Sherman, the growth in Tommy Bahama Group’s branded sales and new marketing initiatives in our historical menswear business offset by a decline in Womenswear sales and the exit from private label business by the Tommy Bahama Group.

•	An average selling price per unit increase of 16.9%, primarily attributable to the shift in product mix including increased sales in branded businesses, the Tommy Bahama Group’s exit from the private label business and the decline in sales in our Womenswear Group.
Gross profit increased 28.7% in fiscal 2005. The increase was due to higher sales and higher gross margins. Gross margins increased from 30.5% during fiscal 2004 to 33.4% during fiscal 2005. The increase was primarily due to:
•	The increased branded sales of the Tommy Bahama Group, which has higher gross margins.

•	The exit from the private label business by the Tommy Bahama Group, which has lower gross margins.

•	The acquisition of Ben Sherman, which has higher gross margins.

•	The decline in Womenswear sales, which has lower gross margins.
Our gross profit may not be directly comparable to those of our competitors, as income statement classifications of certain expenses may vary by company.
Selling, General and Administrative Expenses, or “SG&A,” increased 33.7% in fiscal 2005. SG&A was 25.6% of net sales in fiscal 2005 compared to 22.6% in fiscal 2004. The increase in SG&A was primarily due to:
•	The addition of Ben Sherman, which has a higher SG&A expense structure.

•	Expenses associated with opening new retail stores in the Tommy Bahama Group.

•	Start up costs associated with new marketing initiatives in our Menswear Group.

•	Increased auditing and compliance costs primarily related to the implementation of the Sarbanes-Oxley Act of 2002.
Amortization of intangible assets increased 33.8% in fiscal 2005. The change was primarily the result of the amortization of intangible assets acquired as part of the Ben Sherman acquisition, partially offset by lower amortization amounts related to the Tommy Bahama Group acquisition.
Royalties and other operating income increased 135.8% in fiscal 2005. The increase was due to an increase in royalties earned from existing licenses as well as new licenses for the Tommy Bahama and Ben Sherman brands.
Interest expense, net increased 21.9% in fiscal 2005. The increase in interest expense was due to the interest on debt incurred to finance the acquisition of Ben Sherman and the non-cash write-off of $1.8 million of deferred financing costs resulting from the modification of our U.S. Revolver in the first quarter of fiscal 2005 associated with the Ben Sherman acquisition.
Income taxes were at an effective tax rate of 34.1% for fiscal 2005 compared to 37.1% for fiscal 2004. Variations in the effective tax rate were primarily attributable to the acquisition of Ben Sherman during fiscal 2005. Additionally, we received refunds of prior year state taxes, recorded a decrease in certain contingent tax liabilities and had a change in the relative distribution of pre-tax earnings among the various taxing jurisdictions in which we operate.

The effective tax rate for fiscal 2005 is not necessarily indicative of the effective tax rate that would be expected in future periods.
Segment Results
Menswear Group
The Menswear Group reported a $207.8 million, or 46.3%, increase in net sales in fiscal 2005. The change was primarily due to:
•	The acquisition of Ben Sherman, which had sales of $154.1 million since acquisition.

•	The unit sales increase of 13.5%, excluding Ben Sherman, from new marketing initiatives in dress shirts and sport shirts, tailored clothing and the licensed Nick(it) sportswear collection.

•	The average selling price per unit decline of 1.4%, excluding Ben Sherman, due to a change in product mix.
The Menswear Group reported a 38.9% increase in operating income in fiscal 2005. The increase in operating income was primarily due to the acquisition of Ben Sherman and stronger results in our tailored clothing business. Operating income growth was partially offset by losses related to the startup of new marketing initiatives, weaker performance in our licensed Golf business and weaker performance in our private label sportswear and casual slacks business.
Womenswear Group
The Womenswear Group reported a 13.8% decline in net sales in fiscal 2005. The net change was primarily due to the unit sales decline of 17.3%, primarily in the discount distribution channel. This was partially offset by the average selling price per unit increase of 4.3%, primarily due to product mix within the discount distribution channel.
The Womenswear Group reported a decline of 8.1% in operating income in fiscal 2005. The decrease was primarily due to the sales decline. However we successfully implemented a more efficient sourcing structure and reduced SG&A which resulted in higher operating margins, particularly in the second half of fiscal 2005, which we expect to continue into fiscal 2006.
Tommy Bahama Group
The Tommy Bahama Group reported an increase of $30.5 million, or 8.3%, in net sales in fiscal 2005 despite a reduction in net sales of $29.2 million due to exiting the private label business. The increase was primarily due to:
•	Our ownership of Tommy Bahama for all 53 weeks of fiscal 2005 as compared to 50 of 52 weeks in fiscal 2004.

•	The unit sales increase of 10.6%, excluding the private label business.

•	The average selling price per unit increase of 18.1%, excluding the private label business.

•	An increase in the number of total retail stores from 42 at May 28, 2004 to 53 at June 3, 2005.
The Tommy Bahama Group reported a 6.9% increase in operating income in fiscal 2005. The increase was primarily due to:
•	The favorable change in product mix from the lower margin private label business to the higher margin branded business.

•	The higher proportion of sales through our retail stores as opposed to our wholesale distribution channel.

•	Decreased amortization of intangible assets.

•	Increased royalty income.
The increased operating income mentioned above was partially offset by:
•	Higher marketing expenses, including $3.4 million related to our title sponsorship in the PGA “Tommy Bahama Challenge Golf Tournament”.

•	Increased SG&A related to opening new retail stores.

Corporate and Other
The Corporate and Other operating loss increased 6.8% in fiscal 2005. The increase in the operating loss was primarily due to increased parent company expenses partially offset by LIFO inventory accounting.
FISCAL 2004 COMPARED TO FISCAL 2003
The discussion below compares our results of operations for fiscal 2004 compared to our results of operations for fiscal 2003. Each percentage change provided below reflects the change between these periods.
Total Company
Net sales increased $352.0 million, or 46.0%, in fiscal 2004. The increase was primarily due to:
•	The average selling price per unit increase of 23.5%, due to the higher average selling price per unit of Tommy Bahama merchandise.

•	The unit sales increase of 15.2%, almost entirely due to the acquisition of the Tommy Bahama Group.

•	Our pre-acquisition business experiencing a 3.5% decline in the average selling price per unit and an increase of 1.3% in unit sales.
Gross profit increased 113.2% in fiscal 2004. The increase was due to higher sales and higher gross margins. Gross margins increased from 20.9% in fiscal 2003 to 30.5% in fiscal 2004. The increase was primarily due to the acquisition of the Tommy Bahama Group with its relatively higher gross margins.
SG&A increased 102.6% in fiscal 2004. SG&A was 16.3% of net sales in fiscal 2003 compared to 22.6% of net sales in fiscal 2004. The increase was primarily due to the acquisition of the Tommy Bahama Group with its relatively higher SG&A expense structure, partially offset by the decline in SG&A due to the wind-down of Izod Club Golf operations.
Amortization of intangible assets increased from $77,000 in fiscal 2003 to $6.7 million in fiscal 2004. All of the increase in the amortization of intangible assets was due to the acquisition of the Tommy Bahama Group.
Royalties and other operating income was primarily licensing income from licensing the Tommy Bahama brand.
Interest expense, net increased from $1.9 million in fiscal 2003 to $23.9 million in fiscal 2004. The increase in interest expense was due to the interest on debt incurred to finance the acquisition of the Tommy Bahama Group and the amortization of deferred financing costs related to the acquisition.
Income taxes were at an effective tax rate of 37.1% in the fiscal 2004 and 39.2% in fiscal 2003. Variations in the effective tax rate are primarily attributable to the acquisition of the Tommy Bahama Group and the relative distribution of pre-tax earnings among the various taxing jurisdictions in which we operate.
Segment Results
Menswear Group
The Menswear Group reported a 1.5% decline in net sales in fiscal 2004. The decline resulted from a 5.0% decline in the average selling price per unit partially offset by a 3.7% increase in unit sales. An increase in unit sales to the mass merchant distribution channel was largely offset by a decline in sales to Sears and the wind-down of our Izod Club Golf operations. The decline in shipments to Sears was due to initial shipments to stores in fiscal 2003 to establish base inventory levels of Lands’ End merchandise which did not occur in fiscal 2004. The decline in the average selling price per unit was due to product/customer mix. Increased sales to mass merchants, with a lower average selling price per unit, replaced sales to distribution channels with a higher average selling price per unit.
Operating income increased from $27.8 million in fiscal 2003 to $41.9 million in fiscal 2004. The improvement in operating income was due to lower inventory markdowns, improved manufacturing capacity utilization and reduced SG&A. The reduction in SG&A was primarily due to the wind-down of Izod Club Golf.

Womenswear Group
The Womenswear Group reported a 3.5% decline in net sales in fiscal 2004. The decline in net sales resulted from:
•	The average selling price per unit decline of 3.5% on flat unit sales.

•	Sales to Kmart in fiscal 2003 were approximately $8.6 million compared to none in fiscal 2004.

•	Our sales to Wal-Mart also declined in fiscal 2004.
We believed that growth in sales and profitability with Wal-Mart over the next few quarters would be difficult to achieve due to its increasing emphasis on direct sourcing and its planned reduction in its offering of women’s apparel. These sales declines were partially offset by increased sales to other customers in the chain and mass merchant distribution channels. The decline in the average selling price per unit was primarily due to the product/customer mix within the mass merchant distribution channel.
Operating income declined 33.1% in fiscal 2004. The impact of the decline in net sales on operating income was partially offset by improved manufacturing capacity utilization. SG&A was relatively unchanged.
Tommy Bahama Group
The Tommy Bahama Group reported net sales of $369.1 million for fiscal 2004. Operating results of Tommy Bahama have been included since the date of acquisition and represent the 50 weeks ending May 28, 2004. Sales were comprised of wholesale shipments to upscale department and specialty stores and retail sales through company-owned retail stores and retail/restaurant compounds. Licensing income product categories primarily include home furnishings, swimwear, shoes, neckwear and watches. At May 28, 2004, Tommy Bahama Group’s operations included 42 retail stores (including four outlets and seven retail/restaurant compounds).
The Tommy Bahama Group reported operating income of $50.6 million, which included $6.6 million in amortization of intangible assets due to acquisition accounting rules.
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
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Our primary source of revenue and cash flow is our operating activities in the United States and to some extent the United Kingdom. Additionally, subject to the terms thereof, we also have access to amounts under our U.S. Revolver and U.K. Revolver, each of which are described below, when cash inflows are less than cash outflows. We may seek to finance future capital investment programs through various methods, including, but not limited to, cash flow from operations, borrowings under our current credit facilities, issuance of additional long-term debt and sales of equity securities.
Our liquidity requirements arise from the funding of our working capital needs, which include inventory, other operating expenses and accounts receivable, funding of capital expenditures, payment of quarterly dividends, repayment of our indebtedness and acquisitions, if any. Generally, our product purchases are acquired through trade letters of credit which are drawn against our lines of credit at the time of shipment of the products and reduce the amounts available under our lines of credit when issued.
Cash and cash equivalents on hand was $6.5 million at June 3, 2005 compared to $47.6 million at May 28, 2004.
Operating Activities
The decrease in cash was due to the use of cash for the acquisition of Ben Sherman in July 2004 as discussed above. During fiscal 2005 we generated cash flow from operations of $51.6 million. This cash was generated primarily from revenues from the sale of our products net of cash paid for the cost of goods sold, general and administrative operating expenses, interest expense and inventory. The decrease in operating cash flows was primarily a result of the changes in the working capital accounts of inventories, accounts payable and accrued expenses partially offset by the impact of changes in income taxes payable, accounts receivable and non-current liabilities, each as discussed below. These changes were partially offset by the results of operations and cash flows of Ben Sherman.
Receivables, net were $197.1 million and $176.4 million at June 3, 2005 and May 28, 2004, respectively. The increase in receivables is primarily a result of approximately $25.7 million of receivables of Ben Sherman at June 3, 2005 partially offset by the impact of the timing of sales during the first part of the fourth quarter as compared to the latter part of the fourth quarter and the timing of payments by customers. Days sales outstanding for our accounts receivable balances, excluding retail receivables, was 60 days at June 3, 2005 compared to 55 days at May 28, 2004.
Inventories were $169.3 million and $116.4 million at June 3, 2005 and May 28, 2004, respectively. The increase in inventories is primarily the result of approximately $26.4 million of inventories of Ben Sherman on hand at June 3, 2005 and seasonal inventory build-ups for anticipated first quarter fiscal 2006 sales and base stock for new replenishment programs in our other Menswear businesses. Also, inventory levels of the Tommy Bahama Group increased due to having additional retail stores. Our days supply inventory on hand, calculated on a trailing twelve month average using a FIFO basis, was 81 days at June 3, 2005 compared to 74 days at May 28, 2004.
Current liabilities, which primarily consist of payables arising out of our operating activities, were $212.4 million and $193.5 at June 3, 2005 and May 28, 2004, respectively. The increase was primarily the result of approximately $26.6 million of current liabilities at June 3, 2005 related to Ben Sherman and an increase in income taxes payable partially offset by a decrease in interest payable due to the timing of the semi-annual interest payments on our Senior Unsecured Notes, as discussed below which require a payment on June 1 and December 1 of each year.
Deferred income tax liabilities were $77.2 million at June 3, 2005 compared to $52.4 million at May 28, 2004 with the increase primarily resulting from the acquisition of Ben Sherman.
Other non-current liabilities, which primarily consist of deferred rent and deferred compensation amounts, were $23.6 million and $11.1 million at June 3, 2005 and May 28, 2004, respectively. The increase was primarily due to the recognition of deferred rent in the current period as well as the deferral of certain compensation payments to our executives in fiscal 2005.
During fiscal 2004, we generated cash flow from operations of $ 64.8 million. This cash was generated primarily from revenues from the sale of our products net of cash paid for the cost of goods sold, general and administrative operating expenses, interest expense and inventory. Working capital changes included decreased inventories, increased trade payables and increased accrued expenses offset by increased accounts receivable. The inventory decline occurred in our pre-acquisition businesses. Trade payables increased primarily due to extended payment terms on letter of credit purchasing commitments with suppliers of finished goods. The increase in accrued expenses was primarily due to accrued interest on the senior notes. The accounts receivable increase was due to the increase in sales in the fourth quarter.
Cash flows from operations in fiscal 2006 should be greater than those in the current period as we sell the inventory currently on hand and obtain the benefit of a full period of operations from Ben Sherman. The cash flows for the period are not necessarily indicative of the cash flows anticipated for future periods and are subject to seasonality.
Our working capital ratio, which is calculated by dividing total current assets by total current liabilities, was 1.85:1 and 1.84:1 at June 3, 2005 and May 28, 2004, respectively.
Investing Activities
During fiscal 2005, investing activities used $167.8 million in cash, consisting of approximately $138.3 million (net of cash acquired) for the acquisition of Ben Sherman as well as payments in the first quarter of fiscal 2005 of approximately $5.5 million related to the Tommy Bahama Group acquisition. Additionally, approximately $23.5 million of capital expenditures were incurred primarily related to the build-out of recently opened and currently under construction Tommy Bahama retail stores and restaurants and capital expenditures associated with our leased headquarters for our Tommy Bahama Group in Seattle, Washington and our Ben Sherman U.S. operations in New York.

During fiscal 2004, investing activities used $32.1 million in cash, principally for the acquisition of the Tommy Bahama Group on June 13, 2003 net of the reduction in restricted proceeds from the sale of the Senior Unsecured Notes during the fourth quarter of fiscal 2003. Additionally, we incurred capital expenditures of $14.1 million primarily related to new Tommy Bahama retail stores and computer equipment and software purchases.
Non-current assets including property, plant and equipment, goodwill, intangible assets and other non-current assets increased primarily as a result of the fiscal 2005 acquisition of Ben Sherman as well as capital expenditures during fiscal 2005 partially offset by the current period depreciation and amortization.
Financing Activities
During fiscal 2005, financing activities provided approximately $74.9 million in cash. Substantially all of these proceeds represent the funding from the U.S. Revolver to finance the Ben Sherman acquisition in the current period partially offset by the $2.8 million paid in the current period related to the refinancing of the U.S. Revolver. Additionally, certain amounts of cash were provided by the issuance of common stock upon the exercise of employee stock options. These cash proceeds were partially offset by the use of cash to repay certain debt under our U.S. Revolver, U.K. Revolver and Seller Notes as well as the payment of $8.2 million of dividends.
During fiscal 2004, financing activities used approximately $9.3 million of cash. This primarily represents payment of deferred financing costs of $7.4 million and dividends of $6.9 million partially offset by $5.3 million of proceeds from the issuance of common stock upon the exercise of employee stock options during the year. The change in borrowings during fiscal 2004 was not material.
Dividends per share declared during fiscal 2005 and 2004 were as follows:

Fiscal 2005
Fourth Quarter	$0.135
Third Quarter	$0.135
Second Quarter	$0.120
First Quarter	$0.120
Fiscal 2004
Fourth Quarter	$0.120
Third Quarter	$0.120
Second Quarter	$0.105
First Quarter	$0.105
On July 11, 2005, our board of directors declared a cash dividend of $0.135 per share payable on September 5, 2005 to shareholders of record on August 22, 2005. That dividend is the 181st consecutive quarterly dividend we have paid since we became a public company in July 1960. We expect to pay dividends in future quarters, however, we may decide to discontinue or modify the dividend payment at any time if we determine that other uses of our capital, including, but not limited to, payment of debt outstanding or funding of future acquisitions, may be in our best interest or if our expectations of future cash flows and future cash needs outweigh the ability to pay a dividend. Additionally, we may borrow to fund dividends in the short term based on our expectations of operating cash flows in future periods. All cash flow from operations will not necessarily be paid out as dividends in all periods.
Debt increased by $93.6 million at June 3, 2005 compared to May 28, 2004 primarily as a result of the borrowings under the U.S. Revolver and Seller Notes to finance the acquisition of Ben Sherman.

Liquidity and Capital Resources
The table below provides a description of our significant financing arrangements (in thousands) at June 3, 2005:

Balance

$280 million U.S. Secured Revolving Credit Facility (“U.S. Revolver”), which accrues interest and letter of credit fees based upon a pricing grid which is tied to certain debt ratios (5.31% at June 3, 2005), requires interest payments monthly with principal due at maturity (July 2009), and is collateralized by substantially all the assets of our domestic subsidiaries (1)	$90,100

12 million Pounds Sterling Senior Secured Revolving Credit Facility (“U.K. Revolver”), which accrues interest at the bank’s base rate plus 1.2%, requires interest payments monthly with principal payable on demand or at maturity (July 2006), and is collateralized by substantially all the United Kingdom assets of Ben Sherman (2)	—

$200 million Senior Unsecured Notes (“Senior Unsecured Notes”), which accrue interest at 8.875%, require interest payments semi-annually on June 1 and December 1 of each year with principal due at maturity (June 2011), are subject to certain prepayment penalties and guaranteed by our domestic subsidiaries (3)	198,938

Unsecured Seller Notes (“Seller Notes”), which accrue interest at LIBOR plus 1.2% (6.54% at June 3, 2005) and require interest payments quarterly with principal payable on demand (2)	3,342

Other debt, including capital lease obligations with varying terms and conditions, collateralized by the respective assets	150

Total debt	$292,530

Short-term debt and current maturities of long-term debt	3,407

Total long-term debt, less current maturities	$289,123

(1)	On July 28, 2004, the U.S. Revolver was amended to increase the line of credit from $275 million to $280 million, to eliminate the asset borrowing base calculation to determine availability and to adjust the amount that certain lenders were committed to loan, among other changes. Approximately $1.8 million of unamortized deferred financing costs were expensed as a result of the amendment, which was included in interest expense in the consolidated statement of earnings in fiscal 2005. Additionally, the terms and conditions of certain related agreements were modified in November 2004, including a change to a springing lock-box agreement, which resulted in amounts outstanding under the facility requiring classification as long-term debt subsequent to the modification.

(2)	The U.K. Revolver and Seller Notes were entered into on July 30, 2004, in connection with the Ben Sherman acquisition.

(3)	The Senior Unsecured Notes were sold on May 16, 2003 at a discount of 0.713% ($1.4 million) to yield an effective interest rate of 9.0%.
Our lines of credit under the U.S. Revolver and U.K. Revolver are used to finance trade letters of credit and standby letters of credit as well as provide funding for other operating activities and acquisitions. Trade letters of credit of $113.0 million and $0.8 million were outstanding under our U.S. Revolver and U.K. Revolver, respectively, as of June 3, 2005. The net availability under our U.S. Revolver and U.K. Revolver was approximately $76.9 million and $21.0 million, respectively, as of June 3, 2005.
The U.S. Revolver and the U.K. Revolver include certain debt covenant restrictions that require us or our subsidiaries to maintain certain financial ratios that are customary for similar facilities. The facilities also include limitations on certain restricted payments such as dividends, earn-out payments, and prepayment of debt. To ensure compliance with the minimum availability requirement of our U.S. Revolver, we sought and obtained the consent of our U.S. Revolver bank group to pay our third and fourth quarter fiscal 2005 dividends without regard to the availability requirement. We currently do not anticipate the need for a consent to pay dividends in subsequent quarters. As of June 3, 2005, we were compliant with all restrictive financial covenants related to our debt agreements.
We expect to fund the payment of the Seller Notes, which are due upon demand and expected to be redeemed for payment during the first half of fiscal 2006, with borrowings from the U.K. Revolver. Additionally, the U.K. Revolver is also due upon demand and expires in July 2006. At expiration, we anticipate that we will be able to refinance the U.K. Revolver either with the same lender, other lenders or under our U.S. Revolver.

We anticipate that we will be able to satisfy our ongoing cash requirements, which generally consist of working capital needs, capital expenditures (primarily for the opening of Tommy Bahama and Ben Sherman retail stores) and interest and principal payments on our debt during fiscal 2006, primarily from cash on hand and cash flow from operations supplemented by borrowings under our lines of credit, as necessary. Our need for working capital is typically seasonal with the greatest requirements generally existing from the late second quarter to early fourth quarter of each year as we build inventory for the spring/summer season. Our capital needs will depend on many factors including our growth rate, the need to finance increased inventory levels and the success of our various products.
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
Our debt to total capitalization ratio was 49% and 45% at June 3, 2005 and May 28, 2004, respectively. The change was primarily a result of the additional debt incurred to finance the acquisition of Ben Sherman on July 30, 2004. We anticipate that the amount of debt, as well as the ratio of debt to total capitalization, will decrease in future periods as a result of anticipated cash flow from operations, unless we make additional acquisitions or investments.
The following table summarizes our contractual cash obligations, as of June 3, 2005, by future period:

	Payments due by Period
	Less than	1-3	3-5	After
	1 year	years	years	5 years	Total
	($ in thousands)
Contractual Obligations
Capital leases	$65	$69	$16	$—	$150
Senior Unsecured Notes	—	—	—	200,000	200,000
Interest on Senior Unsecured Notes	17,750	35,500	35,500	17,750	106,500
Lines of credit and Seller Notes	3,342	—	90,100	—	93,442
Operating leases	25,701	49,529	48,223	86,052	209,505
Minimum royalty	6,170	1,314	606	1,034	9,124
Letters of credit	113,745	—	—	—	113,745
Contingent purchase price	5,079	50,000	—	—	55,079

Total	$171,852	$136,412	$174,445	$304,836	$787,545

The above table does not include our interest payments for our U.S. Revolver as the interest rate and the amount that will be outstanding during any fiscal year will be dependent upon future events.
Our anticipated capital expenditures for fiscal 2006 are expected to approximate $30 million. These expenditures will consist primarily of the continued expansion of our retail operations of the Tommy Bahama Group and Ben Sherman brand, including the opening of additional retail stores.
Off Balance Sheet Arrangements
We have not entered into agreements which meet the definition of an off balance sheet financing arrangement, other than operating leases, and have made no financial commitments to or guarantees with any unconsolidated subsidiaries or special purpose entities.

CRITICAL ACCOUNTING POLICIES
The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgements that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to receivables, inventories, intangible assets, income taxes, contingencies and litigation and certain other accrued expenses. We base our estimates on historical experience and on various other assumptions that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that we have appropriately applied our critical accounting policies. However, in the event that inappropriate assumptions or methods were used relating to the critical accounting policies below, our consolidated statements of earnings could be misstated.
The detailed summary of significant accounting policies is included in note 1 to our consolidated financial statements contained in this report. The following is a brief discussion of the more significant accounting policies and methods we use.
Revenue Recognition and Accounts Receivable
Our revenue consists of sales to wholesale customers, retail store and restaurant revenues and royalties. We consider revenue realized or realizable and earned when the following criteria are met: (1) persuasive evidence of an agreement exists, (2) delivery has occurred, (3) our price to the buyer is fixed and determinable, and (4) collectibility is reasonably assured.
For sales within our wholesale operations, we consider a completed purchase order or some form of electronic communication from the customer requesting the goods persuasive evidence of an agreement. For substantially all our wholesale sales, our products are considered delivered at the time that the products are shipped from our distribution centers as substantially all products are sold based on FOB shipping point terms. This generally coincides with the time that title passes and the risks and rewards of ownership have passed to the customer. For certain transactions in which the goods do not pass through our distribution centers and title and the risks and rewards of ownership pass at the time the goods leave the foreign port, revenue is recognized at that time. In certain cases in which we retain the risk of loss during shipment, revenue recognition does not occur until the goods have reached the specified customer. Retail store and restaurant revenues are recorded, net of estimated returns, at the time of sale to consumers.
In the normal course of business we offer certain discounts or allowances to our wholesale customers. Wholesale operations sales are recorded net of such discounts, allowances provided to our customers, advertising support arrangements not specifically relating to the reimbursement for actual advertising expenses by our customers and provisions for estimated returns. As certain allowances and other deductions are not finalized until the end of a season, program or other event which may not have occurred yet, we estimate such discounts and allowances on an ongoing basis considering historical and current trends, projected seasonal results and other factors. We record the discounts, returns and allowances as a reduction to net sales in our consolidated statements of earnings.
In circumstances where we become aware of a specific customer’s inability to meet its financial obligations, a specific reserve for bad debts is taken as a reduction to accounts receivable to reduce the net recognized receivable to the amount reasonably expected to be collected. Such amounts are written off at the time that the amounts are not considered collectible. For all other customers, we recognize reserves for bad debts and uncollectible chargebacks based on our historical collection experience, the financial condition of our customers, an evaluation of current economic conditions and anticipated trends. We record such charges and write-offs to selling, general and administrative expenses in our consolidated statements of earnings.
Inventories
For segment reporting, inventory is carried at the lower of FIFO cost or market, with all adjustments being charged to operations in the period in which the facts giving rise to the adjustments become known. We continually evaluate the composition of our inventories for identification of distressed inventory. For wholesale inventory, we estimate the amount of goods that we will not be able to sell in the normal course of business and write down the value of these goods. For retail inventory, we provide an allowance for shrinkage and goods expected to be sold below cost.

These estimates are based on our historical experience as well as an assessment of the inventory quantity, quality and mix, consumer and retailer preferences and the current market conditions.
For consolidated financial reporting, significant portions of our inventories are valued at the lower of LIFO cost or market. LIFO inventory calculations are made on a legal entity basis which does not correspond to our segment definitions. Therefore, LIFO inventory accounting adjustments are not allocated to the respective operating segments. As part of LIFO accounting, markdowns for inventory valued at LIFO cost are deferred until the period in which the goods are sold. However, in non-routine circumstances, such as discontinuance of a product line, markdowns below the allocated LIFO reserve are not deferred. Both the LIFO reserve and the markdown deferral are reflected in our corporate and other financial information in note 11 to our consolidated financial statements and in the results of operations in our management’s discussion and analysis.
Goodwill, net
Goodwill is recognized as the amount that the cost to acquire a company or group of assets exceeds the fair value of assets acquired less any liabilities assumed at acquisition. Such goodwill is allocated to the respective reporting unit at the time of acquisition. Goodwill is not amortized but instead evaluated for impairment annually or more frequently if events or circumstances indicate that the goodwill might be impaired. The evaluation of the recoverability of goodwill includes valuations of each applicable underlying business using fair value techniques and market comparables which may include a discounted cash flow analysis or an independent appraisal. If this analysis indicates an impairment of goodwill balances, the impairment is recognized in the consolidated financial statements. No impairment of goodwill was identified during fiscal 2005, 2004 or 2003.
Intangible Assets, net
At acquisition, we estimate and record the fair value of purchased intangible assets, which primarily consist of trademarks and trade names, license agreements and customer relationships. The fair values of these intangible assets are estimated based on management’s assessment as well as independent third party appraisals in some cases.
Amortization of intangible assets with finite lives, which consist of license agreements, customer relationships and covenants not to compete, is recognized over their estimated useful lives using a method of amortization that reflects the pattern in which the economic benefits of the intangible assets are consumed or otherwise realized, which is up to 15 years for some intangible assets. Intangible assets with finite lives are reviewed for impairment periodically if events or changes in circumstances indicate that the carrying amount may not be recoverable. If expected future undiscounted cash flows from operations are less than their carrying amounts, an asset is determined to be impaired and a loss is recorded for the amount by which the carrying value of the asset exceeds its fair value. During fiscal 2005, 2004 and 2003, no material impairments relating to intangible assets with finite lives was recognized.
Trademarks and other intangible assets with indefinite lives are not amortized but instead evaluated for impairment annually or more frequently if events or circumstances indicate that the intangible asset might be impaired. The evaluation of the recoverability of intangible assets with indefinite lives includes valuations based on a discounted cash flow analysis or an independent appraisal. If this analysis indicates an impairment of an intangible asset with an indefinite useful life, the amount of the impairment is recognized in the consolidated financial statements. No impairment of intangible assets with indefinite lives was identified during fiscal 2005, 2004 or 2003.
Income Taxes
We recognize deferred tax liabilities and assets based on the difference between the financial and tax bases of assets and liabilities using enacted tax rates expected to apply to taxable income in the period in which such amounts are expected to be realized or settled. Our policy is to recognize net deferred tax assets, whose realization is dependent on taxable earnings in future years, when a greater than 50 percent probability exists that the tax benefits will actually be realized sometime in the future and provide for a reserve for items when a greater than 50% probability exists that a tax deduction taken would be disallowed under examination by the taxing authority. No material valuation allowances have been recognized in our financial statements.

We have undistributed earnings of foreign subsidiaries of approximately $28 million which have been provided for in our income tax provision as the earnings are not considered permanently invested outside of the United States. If the earnings were repatriated to the United States, the earnings will be subject to United States taxation at that time. The amount of deferred tax liability recognized associated with the undistributed earnings was approximately $3 million at June 3, 2005, representing the approximate excess of the United States tax liability over the creditable foreign taxes paid that would result from a full remittance of undistributed earnings.
We receive a United States income tax benefit upon the exercise of the majority of our employee stock options. The benefit is equal to the difference between the fair market value of the stock at the time of the exercise and the option price, times the approximate tax rate. We record the benefit associated with the exercise of employee stock options as a reduction to current income taxes payable and a credit directly to shareholders’ equity in our consolidated balance sheets.
SEASONALITY
Although our various product lines are sold on a year-round basis, the demand for specific products or styles may be highly seasonal. For example, the demand for golf and Tommy Bahama products is higher in the spring and summer seasons. Products are sold prior to each of our retail selling seasons, including spring, summer, fall and holiday. As the timing of product shipments and other events affecting the retail business may vary, results for any particular quarter may not be indicative of results for the full year. The percentage of net sales distribution by quarter for fiscal 2005 was 20%, 24%, 27% and 29%, respectively, and the net earnings by quarter for fiscal 2005 were 13%, 18%, 28% and 41%, respectively, which may not be indicative of the distribution in future years.
FUTURE ACCOUNTING STANDARDS
In November 2004, the Financial Accounting Standards Board, or FASB, issued FASB Statement No. 151 “Inventory Costs, an Amendment of ARB No. 43 Chapter 4” (“FAS 151”). FAS 151 is applicable for inventory costs incurred during fiscal years beginning after June 15, 2005. FAS 151 requires that items such as idle facility expense, excessive spoilage, double freight, and re-handling be recognized as current-period charges rather than being included in inventory regardless of whether the costs meet the criterion of abnormal as defined in ARB 43. We do not believe the adoption of FAS 151 will have a material impact on us upon adoption in fiscal 2006 as we have historically expensed such costs as incurred.
In December 2004, the FASB issued FASB Statement No. 123 (Revised 2004), “Share-Based Payment: an Amendment of FASB Statements No. 123 and 95” (“FAS 123R”). FAS 123R is applicable for fiscal periods beginning after June 15, 2005. FAS 123R sets accounting requirements for “share-based” compensation to employees, requires companies to recognize in the statement of earnings the grant-date fair value of stock options and other equity-based compensation issued to employees and disallows the use of the intrinsic value method of accounting for stock compensation. We are currently evaluating the impact that FAS 123R will have on our results of operations upon adoption in fiscal 2007.
In October 2004, the American Jobs Creation Act of 2004 (the “Act”) was signed into law by the President. Among other provisions, the Act provides for a special one-time tax deduction of 85% of certain foreign earnings that are repatriated in either an enterprise’s last tax year that began before the enactment date or the first tax year that begins during the one-year period beginning on the date of enactment. As a result of execution of the Act, the accounting treatment of such unremitted earnings that are expected to be repatriated must be considered in evaluating an entity’s tax provision. We are currently evaluating the appropriate action with respect to the repatriation provision. As we have not completed this assessment, no impact of repatriation has been recognized in our fiscal 2005 tax provision or consolidated financial statements. We expect to have this evaluation completed during fiscal 2006.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
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
As of June 3, 2005, approximately $93.4 million of debt outstanding (or 32% of our total debt) was subject to variable interest rates, with a weighted average rate of approximately 5.35% at June 3, 2005. Our average variable rate borrowings for fiscal 2005 were $104.4 million, with an average interest rate of 4.63% during the year. Our lines of credit are based on variable interest rates in order to take advantage of the lower rates available in the current interest rate environment and to provide the necessary borrowing flexibility required. To the extent that the amounts outstanding under our variable rate lines of credit change, our exposure to changes in interest rates would also change. If the fiscal 2005 average interest rate increased by 100 basis points, our interest expense would have been approximately $0.5 million higher during the fiscal year.
At June 3, 2005, we had approximately $199.1 million of fixed rate debt and capital lease obligations outstanding with substantially all the debt having an effective interest rate of 9.0% and maturing in June 2011. Such agreements may result in higher interest expense than could be obtained under variable interest rate arrangements in certain periods of lower variable interest rates, but are primarily intended to provide long-term financing of our capital structure and minimize our exposure to increases in interest rates. A change in the market interest rate impacts the net financial instrument position of our fixed rate debt but has no impact on interest incurred or cash flows.
None of our debt was entered into for speculative purposes. We generally do not engage in hedging activities with respect to our interest rate risk and do not enter into such transactions on a speculative basis.
Trade Policy Risk
Pursuant to the 1994 Agreement on Textiles and Clothing, quotas among World Trade Organization (“WTO”) member countries, including the United States, were eliminated on January 1, 2005. As a result, the international textile and apparel trade is undergoing a significant realignment which is changing our sourcing patterns, could disrupt our supply chain and could put us at a disadvantage to our competitors.
In addition, notwithstanding quota elimination, under the terms of China’s WTO accession agreement, the United States and other WTO members may re-impose quotas on specific categories of products in the event it is determined that imports from China have surged or may surge and are threatening to create a market disruption for such categories of products (so called “safeguard quota”). Pursuant to this authority both the United States and the European Union have re-imposed quotas on several important product categories from China and may re-impose quotas on additional categories in the future. The imposition of these safeguard quotas could cause disruption in our supply chain.
Furthermore, under long-standing statutory authority applicable to imported goods in general, the United States may unilaterally impose additional duties: (i) when imported merchandise is sold at less than fair value and causes material injury, or threatens to cause material injury, to the domestic industry producing a comparable product (generally known as “anti-dumping” duties); or (ii) when foreign producers receive certain types of governmental subsidies, and when the importation of their subsidized goods causes material injury, or threatens to cause material injury, to the domestic industry producing a comparable product (generally known as “countervailing” duties). The imposition of anti-dumping or countervailing duties on products we import would increase the cost of those products to us. We may not be able to pass on any such cost increase to our customers. The recently adopted Central American-Dominican Republic Free Trade Agreement as well as several other pending free trade agreements could put us at a disadvantage to some of our competitors.

Foreign Currency Risk
To the extent that we have assets and liabilities, as well as operations, denominated in foreign currencies that are not hedged, we are subject to foreign currency transaction gains and losses. We do not hold or issue any derivative financial instruments for speculative purposes.
We receive United States dollars for substantially all of our product sales, except for Ben Sherman sales in the United Kingdom and Europe and certain licensing fees earned in foreign countries. We view our net investment in the Ben Sherman United Kingdom subsidiary, which has a functional currency of pounds sterling, as long-term. As a result, we generally do not hedge this investment. Ben Sherman sales that were not denominated in United States dollars totaled $114.4 million during fiscal 2005, which represented approximately 9% of our total sales for fiscal 2005. With the dollar trading at a weaker position than it has historically traded (average rate of 1.86 for the period since our acquisition of Ben Sherman), a strengthening United States dollar could result in lower levels of sales in the consolidated statements of earnings in future periods, although the sales in pounds sterling could be equal to or greater than amounts as previously reported.
Substantially all inventory purchases from contract manufacturers throughout the world are denominated in United States dollars. Purchase prices for our products may be impacted by fluctuations in the exchange rate between the United States dollar and the local currencies (e.g. the Chinese Yuan) of the contract manufacturers, which may have the effect of increasing our cost of goods sold in the future. Due to the number of currencies involved and the fact that not all foreign currencies react in the same manner against the United States dollar, we cannot quantify in any meaningful way the potential effect of such fluctuations on future income. However, we do not believe that exchange rate fluctuations will have a material impact on our inventory costs in future periods.
We may from time to time purchase United States dollar forward exchange contracts to hedge against changes in foreign currency exchange rates, but at June 3, 2005, we have not entered into any such agreements that have not been settled. When such contracts are outstanding, the contracts are marked to market with the offset being recognized in our consolidated statement of earnings or other comprehensive income depending upon whether the transaction qualifies as a hedge in accordance with accounting principles generally accepted in the United States.
Commodity and Inflation Risk
We are affected by inflation and changing prices primarily through the purchase of raw materials and finished goods and increased operating costs to the extent that any such fluctuations are not reflected by adjustments in the selling prices of our products timely, or at all. Also, in recent years, there has been deflationary pressure on selling prices in our private label businesses. While we have been successful to some extent in offsetting such deflationary pressures through product improvements and lower costs, if deflationary price trends outpace our ability to obtain further price reductions, our profitability may be affected. Inflation/deflation risks are managed by each business unit through selective price increases when possible, productivity improvements and cost containment initiatives. We do not enter into significant long-term sales or purchase contracts and we do not engage in hedging activities with respect to such risk.

Item 8. Financial Statements and Supplementary Data
OXFORD INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 3, 2005	May 28, 2004

ASSETS
Current Assets:
Cash and cash equivalents	$6,499	$47,569
Receivables, net	197,094	176,367
Inventories	169,296	116,410
Prepaid expenses	20,506	16,475

Total current assets	393,395	356,821
Property, plant and equipment, net	65,051	51,826
Goodwill, net	188,563	115,426
Intangible assets, net	234,854	147,333
Other non-current assets, net	24,014	23,411

Total Assets	$905,877	$694,817

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Trade accounts payable	$105,992	$100,813
Accrued compensation	31,043	33,113
Other accrued expenses	30,890	30,440
Additional acquisition cost payable	25,754	22,779
Dividends payable	2,278	1,946
Income taxes payable	13,085	4,294
Short-term debt and current maturities of long-term debt	3,407	98

Total current liabilities	212,449	193,483
Long-term debt, less current maturities	289,123	198,814
Other non-current liabilities	23,562	11,124
Deferred income taxes	77,242	52,419
Commitments and contingencies	—	—
Shareholders’ Equity:
Preferred stock, $1.00 par value; 30,000 authorized and none issued and outstanding at June 3, 2005 and May 28, 2004	—	—
Common stock, $1.00 par value; 60,000 authorized and 16,884 issued and outstanding at June 3, 2005; and 60,000 authorized and 16,215 issued and outstanding at May 28, 2004	16,884	16,215
Additional paid-in capital	45,918	23,673
Retained earnings	240,401	199,089
Accumulated other comprehensive income	298	—

Total Shareholders’ Equity	303,501	238,977

Total Liabilities and Shareholders’ Equity	$905,877	$694,817

See accompanying notes.

OXFORD INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands, except per share amounts)

	Year Ended
	June 3, 2005	May 28, 2004	May 30, 2003
Net sales	$1,313,609	$1,116,552	$764,602
Cost of goods sold	875,355	776,108	604,891

Gross profit	438,254	340,444	159,711

Selling, general and administrative	336,608	251,836	124,285
Amortization of intangible assets	8,978	6,709	77

	345,586	258,545	124,362
Royalties and other operating income	12,059	5,114	—

Operating income	104,727	87,013	35,349

Interest expense, net	29,147	23,913	1,935

Earnings before income taxes	75,580	63,100	33,414

Income taxes	25,753	23,384	13,087

Net earnings	$49,827	$39,716	$20,327

Earnings per common share:
Basic	$2.97	$2.47	$1.35
Diluted	$2.87	$2.38	$1.34

Weighted average common shares outstanding:
Basic	16,788	16,100	15,035
Dilutive impact of options, earn-out shares and restricted shares	562	599	108

Diluted	17,350	16,699	15,143

Dividends per common share	$0.51	$0.45	$0.42

See accompanying notes.

OXFORD INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)

				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive
	Stock	Capital	Earnings	Income	Total

Balance, May 31, 2002	$15,030	$7,100	$153,071	—	$175,201
Net earnings	—	—	20,327	—	20,327
Shares issued under stock plans, net of tax benefit	14	137	—	—	151
Cash dividends	—	—	(6,314)	—	(6,314)

Balance, May 30, 2003	$15,044	$7,237	$167,084	—	$189,365
Net earnings	—	—	39,716	—	39,716
Shares issued under stock plans, net of tax benefit	395	7,212	(426)	—	7,181
Stock issued for acquisition	776	9,224	—	—	10,000
Cash dividends	—	—	(7,285)	—	(7,285)

Balance, May 28, 2004	$16,215	$23,673	$199,089	—	$238,977
Comprehensive income:					—
Net earnings	—	—	49,827	—	49,827
Unrealized gain on foreign currency translation, net of tax of $0.2 million	—	—	—	298	298

Total comprehensive income					50,125
Shares issued under stock plans, net of tax benefit	184	3,879	—	—	4,063
Compensation expense for stock awards	—	970	—	—	970
Stock issued for acquisition	485	17,396	—	—	17,881
Cash dividends	—	—	(8,515)	—	(8,515)

Balance, June 3, 2005	$16,884	$45,918	$240,401	$298	$303,501

See accompanying notes.

OXFORD INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended
	June 3, 2005	May 28, 2004	May 30, 2003
Cash Flows From Operating Activities:
Net earnings	$49,827	$39,716	$20,327
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	13,499	11,702	5,860
Amortization of intangible assets	8,978	6,709	77
Amortization of deferred financing costs and bond discount	4,439	2,654	50
(Gain) loss on sale of property, plant and equipment	(181)	(637)	462
Equity income	(479)	(321)	—
Deferred income taxes	(4,014)	(2,379)	(2,371)
Changes in working capital:
Receivables	4,994	(36,354)	(7,106)
Inventories	(26,682)	15,992	(19,793)
Prepaid expenses	(1,423)	1,973	(1,143)
Trade accounts payable	54	18,228	15,711
Accrued expenses and other current liabilities	(16,677)	4,411	13,617
Stock option income tax benefit	1,566	1,895	27
Income taxes payable	8,857	879	2,551
Other non-current assets	(3,576)	(5,171)	(649)
Other non-current liabilities	12,455	5,500	—

Net cash provided by operating activities	51,637	64,797	27,620
Cash Flows From Investing Activities:
Acquisition — net of cash acquired	(143,727)	(222,737)	—
Decrease (increase) in restricted cash in escrow	—	204,986	(204,986)
Investment in deferred compensation plan	(1,004)	(1,842)	—
Purchases of property, plant and equipment	(23,544)	(14,143)	(2,051)
Proceeds from sale of property, plant and equipment	496	1,675	947

Net cash used in investing activities	(167,779)	(32,061)	(206,090)
Cash Flows From Financing Activities:
Repayment of financing arrangements	(542,473)	(135,555)	(255)
Proceeds from financing arrangements	624,861	135,345	198,581
Deferred financing costs paid	(2,766)	(7,416)	(7,167)
Proceeds from issuance of common stock	3,471	5,286	124
Dividends on common stock	(8,184)	(6,918)	(6,313)

Net cash (used in) provided by financing activities	74,909	(9,258)	184,970

Net change in cash and cash equivalents	(41,233)	23,478	6,500
Effect of foreign currency translation on cash and cash equivalents	163	—	—
Cash and cash equivalents at the beginning of year	47,569	24,091	17,591

Cash and cash equivalents at the end of year	$6,499	$47,569	$24,091

Supplemental schedule of non-cash investing and financing activities:
Accrual for additional acquisition cost	$25,754	$22,779	$—

Supplemental disclosure of cash flow information
Cash paid for:
Interest, net	$33,531	$13,124	$1,457
Income taxes	$21,196	$22,461	$2,353
See accompanying notes.

OXFORD INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 3, 2005
Note 1. Summary of Significant Accounting Policies
Principal Business Activity
Oxford Industries, Inc. was founded in 1942. We are a producer and marketer of branded and private label apparel for men, women and children and operator of restaurants and retail stores. We provide retailers and consumers with a wide variety of apparel products and services to suit their individual needs.
Fiscal Year
We operate and report our results of operations using a 52/53 week fiscal year ending on the Friday nearest May 31. As used in these financial statements, fiscal 2005, fiscal 2004 and fiscal 2003 refers to our fiscal years ended on June 3, 2005, May 28, 2004 and May 30, 2003, respectively. Fiscal 2005 includes operations for a 53-week period, whereas fiscal 2004 and 2003 each include a 52-week period.
Principles of Consolidation
Our consolidated financial statements include the accounts of Oxford Industries, Inc. and any other entities in which we have a controlling financial interest, including our wholly owned domestic and foreign subsidiaries, or entities that meet the definition of a variable interest entity, of which we are deemed to be the primary beneficiary. In determining whether a controlling financial interest exists, we consider ownership of voting interests, as well as other rights of the investors. All significant intercompany accounts and transactions are eliminated in consolidation.
We account for investments in joint ventures in which we exercise significant influence, but do not control and have not been determined to be the primary beneficiary, using the equity method of accounting. Under the equity method of accounting, original investments are recorded at cost, and are subsequently adjusted for contributions, distributions and the investor’s share of income or losses of the joint ventures. Allocations of income and loss and distributions by the joint ventures are made in accordance with the terms of the individual joint venture agreements. Our investment in joint ventures accounted for under the equity method are included in other assets, net in our consolidated balance sheets and the related income (loss) is included in royalties and other operating income in our consolidated statements of earnings. Our total investment in joint ventures as of June 3, 2005 and May 28, 2004 was $2.6 million and $2.1 million, respectively. We account for the following investments using the equity method.

Joint Venture	Ownership Interest

Oxford Sainty Garment Manufacturing Limited	49%
Paradise Shoe Company, LLC	50%
Revenue Recognition and Accounts Receivable
Our revenue consists of sales to wholesale customers, retail store and restaurant revenues and royalties. We consider revenue realized or realizable and earned when the following criteria are met: (1) persuasive evidence of an agreement exists, (2) delivery has occurred, (3) our price to the buyer is fixed and determinable, and (4) collectibility is reasonably assured.

For sales within our wholesale operations, we consider a completed purchase order or some form of electronic communication from the customer requesting the goods persuasive evidence of an agreement. For substantially all our wholesale sales, our products are considered delivered at the time that the products are shipped from our distribution centers as substantially all products are sold based on FOB shipping point terms. This generally coincides with the time that title passes and the risks and rewards of ownership have passed to the customer. For certain transactions in which the goods do not pass through our distribution centers and title and the risks and rewards of ownership pass at the time the goods leave the foreign port, revenue is recognized at that time. In certain cases in which we retain the risk of loss during shipment, revenue recognition does not occur until the goods have reached the specified customer. Retail store and restaurant revenues are recorded, net of estimated returns, at the time of sale to consumers.
In the normal course of business we offer certain discounts or allowances to our wholesale customers. Wholesale operations’ sales are recorded net of such discounts, allowances provided to our customers, advertising support arrangements not specifically relating to the reimbursement for actual advertising expenses by our customers and provisions for estimated returns. As certain allowances and other deductions are not finalized until the end of a season, program or other event which may not have occurred yet, we estimate such discounts and allowances on an ongoing basis considering historical and current trends, projected seasonal results and other factors. We record the discounts, returns and allowances as a reduction to net sales in our consolidated statements of earnings.
In circumstances where we become aware of a specific customer’s inability to meet its financial obligations, a specific reserve for bad debts is taken as a reduction to accounts receivable to reduce the net recognized receivable to the amount reasonably expected to be collected. Such amounts are written off at the time that the amounts are not considered collectible. For all other customers, we recognize reserves for bad debts and uncollectible chargebacks based on our historical collection experience, the financial condition of our customers, an evaluation of current economic conditions and anticipated trends. We record such charges and write-offs to selling, general and administrative expenses in our consolidated statements of earnings.
Royalties, which are based on a percentage of the licensee’s actual net sales or minimum net sales, are recorded based upon contractually guaranteed minimum levels and adjusted as sales data is received from licensees. We may receive initial payments for the grant of license rights, which are recognized as revenue over the term of the license agreement. Such income is included in royalties and other income in our consolidated statements of earnings.
Cost of Goods Sold
We include in cost of goods sold all manufacturing, sourcing and procurement costs and expenses incurred prior to or in association with the receipt of finished goods at our distribution facilities. These costs principally include product cost, inbound freight charges, import costs, purchasing costs, internal transfer costs, direct labor, manufacturing overhead, as well as insurance, quotas, duty, brokers’ fees and consolidators’ fees. For retail operations, in-bound freight from our warehouse to our own retail stores is also included.
Our gross margins may not be directly comparable to those of our competitors, as statement of earnings classifications of certain expenses may vary by company.
Selling, General and Administrative Expenses
We include in selling, general and administrative expenses, costs incurred subsequent to the receipt of finished goods at our distribution facilities, such as the cost of inspection, stocking, warehousing, picking and packing, and shipping and handling of goods for delivery to customers. Selling, general and administrative expenses also include product design costs, selling costs, royalty costs, advertising, promotion and marketing expenses, professional fees, other general and administrative expenses and other corporate overhead costs. Additionally, all costs associated with the operations of our retail stores and restaurants are included in selling, general and administrative expenses.
Distribution network costs, including shipping and handling, are included as a component of selling, general and administrative expenses. In fiscal 2005, 2004 and 2003, distribution network costs, including shipping and handling, were $33.1 million, $23.5 million and $16.6 million, respectively. We generally classify amounts billed to customers for shipping and handling fees as revenues and classify costs related to shipping in selling, general and administrative expenses in our consolidated statements of earnings.

All costs associated with advertising, promoting and marketing of our products are expensed during the periods when the activities take place. Costs associated with cooperative advertising programs under which we agree to make general contributions to the customers’ advertising and promotional funds are recorded as a reduction to net sales as recognized. If we negotiate a plan and share in the cost for an advertising plan that is for specific ads run to market specific products purchased by the customer from us, and the customer is required to provide proof that the advertisement was run, such costs are recognized as selling, general and administrative. Advertising, promotions and marketing expenses included in selling, general and administrative expense in fiscal 2005, 2004 and 2003 were $26.7 million, $15.4 million and $8.2 million.
Cash and Cash Equivalents
We consider cash equivalents to be short-term investments with original maturities of three months or less for purposes of our consolidated statements of cash flows. Restricted cash refers to cash deposits held in escrow received from our senior notes offering completed in May 2003, the proceeds of which were restricted and could only be used to complete the acquisition of the Tommy Bahama Group in June 2003. Restricted cash is not considered a cash equivalent for purposes of our consolidated statements of cash flows.
Inventories
For segment reporting, inventory is carried at the lower of FIFO cost or market with all adjustments being charged to operations in the period in which the facts giving rise to the adjustments become known. We continually evaluate the composition of our inventories for identification of distressed inventory. For wholesale inventory, we estimate the amount of goods that we will not be able to sell in the normal course of business and write down the value of these goods. For retail inventory, we provide an allowance for shrinkage and goods expected to be sold below cost. These estimates are based on our historical experience as well as an assessment of the inventory quantity, quality and mix, consumer and retailer preferences and the current market conditions.
For consolidated financial reporting, significant portions of our inventories are valued at the lower of LIFO cost or market. LIFO inventory calculations are made on a legal entity basis which does not correspond to our segment definitions. Therefore, LIFO inventory accounting adjustments are not allocated to the respective operating segments. As part of LIFO accounting, markdowns for inventory valued at LIFO cost are deferred until the period in which the goods are sold. However, in non routine circumstances, such as discontinuance of a product line, markdowns below the allocated LIFO reserve are not deferred. Both the LIFO reserve and the markdown deferral are reflected in our corporate and other financial information in note 11.
Property, Plant and Equipment, net
Property, plant and equipment is carried at cost less accumulated depreciation. Additions are capitalized while repair and maintenance costs are charged to operations as incurred. Depreciation is calculated using both straight-line and accelerated methods generally over the estimated useful lives of the assets as follows:

Buildings and improvements	7 — 50 years
Machinery and equipment	3 — 15 years
Fixtures and equipment	3 — 10 years
Software	3 — 4 years
Autos and trucks	2 — 6 years
Leasehold improvements	Lesser of remaining life of the asset or lease term
Property, plant and equipment are reviewed periodically for impairment if events or changes in circumstances indicate that the carrying amount may not be recoverable. If expected future undiscounted cash flows from operations are less than their carrying amounts, an asset is determined to be impaired and a loss is recorded for the amount by which the carrying value of the asset exceeds its fair value. During fiscal 2005, 2004 and 2003, no material impairments of property, plant and equipment were recorded.

Goodwill, net
Goodwill is recognized as the amount that the cost to acquire a company or group of assets exceeds the fair value of assets acquired less any liabilities assumed at acquisition. Such goodwill is allocated to the respective reporting unit at the time of acquisition. Goodwill is not amortized but instead evaluated for impairment annually or more frequently if events or circumstances indicate that the goodwill might be impaired. The evaluation of the recoverability of goodwill includes valuations of each applicable underlying business using fair value techniques and market comparables which may include a discounted cash flow analysis or an independent appraisal. If this analysis indicates an impairment of goodwill balances, the impairment is recognized in the consolidated financial statements.
In fiscal 2005, 2004 and 2003, we tested for impairment of goodwill on the last day of the first quarter. In fiscal 2005, we also tested for impairment as of the first day of the fourth quarter. No impairment of goodwill was identified during fiscal 2005, 2004 or 2003. In future years, we intend to test for impairment as of the first day of the fourth quarter primarily due to the timing of our annual budgeting process, which is used in estimating future cash flows for the analysis.
Intangible Assets, net
At acquisition, we estimate and record the fair value of purchased intangible assets, which primarily consist of trademarks and trade names, license agreements and customer relationships. The fair values of these intangible assets are estimated based on management’s assessment as well as independent third party appraisals in some cases.
Amortization of intangible assets with finite lives, which consist of license agreements, customer relationships and covenants not to compete, is recognized over their estimated useful lives using a method of amortization that reflects the pattern in which the economic benefits of the intangible assets are consumed or otherwise realized, which is up to 15 years for some intangible assets. Intangible assets with finite lives are reviewed for impairment periodically if events or changes in circumstances indicate that the carrying amount may not be recoverable. If expected future undiscounted cash flows from operations are less than their carrying amounts, an asset is determined to be impaired and a loss is recorded for the amount by which the carrying value of the asset exceeds its fair value. During fiscal 2005, 2004 and 2003, no material impairments relating to intangible assets with finite lives was recognized.
Trademarks and other intangible assets with indefinite lives are not amortized but instead evaluated for impairment annually or more frequently if events or circumstances indicate that the intangible asset might be impaired. The evaluation of the recoverability of intangible assets with indefinite lives includes valuations based on a discounted cash flow analysis or an independent appraisal. If this analysis indicates an impairment of an intangible asset with an indefinite useful life, the amount of the impairment is recognized in the consolidated financial statements.
In fiscal 2005, 2004 and 2003, we tested for impairment of trademarks and other intangible assets with indefinite lives on the last day of the first quarter. In fiscal 2005, we also tested for impairment as of the first day of the fourth quarter. No impairment of intangible assets with indefinite useful lives was identified during fiscal 2005, 2004 or 2003. In future years, we intend to test for impairment as of the first day of the fourth quarter primarily due to timing of our annual budgeting process, which is used in estimating future cash flows for the analysis.

Prepaid Expenses and Other Non-Current Assets, net
Amounts included in prepaid expense primarily consist of prepaid operating expenses including rent, taxes and insurance. Other non-current assets primarily consist of investments in joint ventures which are accounted for on the equity method, deferred financing costs and investments related to our deferred compensation plans.
Deferred financing costs are amortized on a straight line basis, which approximates an effective interest method over the life of the related debt. Amortization expense for deferred financing costs, which is included in interest expense in the consolidated statements of earnings was $4.3 million, $2.5 million and $0.1 million during fiscal 2005, 2004 and 2003, respectively. In fiscal 2005, approximately $1.8 million of unamortized deferred financing costs were written off as a result of an amendment to certain of our financing arrangements and were included in the amortization expense amount above.
Deferred license fees are amortized over the life of the related license agreement.
Investments held for our deferred compensation plans consist of marketable securities and life insurance contracts. These securities approximate the participant-directed investment selections underlying the deferred compensation liabilities. These investments, some of which are held in an irrevocable trust, are recorded at fair value based on quoted prices in an active market. Realized and unrealized gains and losses on these investments are recorded in the consolidated statements of earnings and substantially offset the changes in deferred compensation liabilities to participants resulting from changes in market values.
Trade Accounts Payable, Accrued Compensation and Accrued Expenses
Liabilities for trade accounts payable, accrued compensation and accrued expenses are carried at cost which is the fair value of the consideration expected to be paid in the future for goods and services received whether or not billed to us. Insurance accruals for workers compensation and employee insurance, which are included in other accrued expenses in our consolidated balance sheets, include estimated settlements for known claims, as well as accruals for estimates of incurred but not reported claims based on claims experience and statistical trends.
We are subject to certain claims and assessments related to legal, environmental or tax items in the ordinary course of business. For those matters where it is probable that we have incurred a loss and the loss, or range of loss, can be reasonably estimated, we have recorded reserves in the consolidated financial statements. In other instances, because of the uncertainties related to both the probable outcome and amount or range of loss, we are unable to make a reasonable estimate of a liability, if any, and have not recorded a reserve. As additional information becomes available, we adjust our assessment and estimates of such liabilities accordingly.
Dividends
Dividends are accrued at the time that the dividend is declared by our board of directors.
Other Comprehensive Income
Other comprehensive income includes all changes in equity from non-owner sources such as foreign currency translation adjustments. No other items were recorded in other comprehensive income during fiscal 2005, 2004 or 2003.
Foreign Currency Translation
Assets and liabilities denominated in amounts other than the functional currency are remeasured into the functional currency at the rate of exchange in effect on the balance sheet date and income and expenses are remeasured at the average rates of exchange prevailing during the reporting period. The impact of any such remeasurement is recognized in our consolidated statements of earnings in the respective period. These gains and losses are immaterial for fiscal 2005, 2004 and 2003. The financial statements of our subsidiaries for which the functional currency is a currency other than the United States dollar are translated to United States dollars at the rate of exchange in effect on the balance sheet date for the balance sheet and at the average rates of exchange prevailing during the period for the statements of earnings. The impact of such translation is recognized in other comprehensive income and accumulated other comprehensive income in our consolidated balance sheets.

Forward Foreign Exchange Contracts
We are exposed to foreign exchange risk when we purchase or sell goods in foreign currencies. We may enter into short-term forward foreign exchange contracts in the ordinary course of business to mitigate the risk associated with foreign exchange rate fluctuations related to purchases of United States dollar denominated inventory by certain of our foreign subsidiaries. To date our forward foreign exchange contracts have not been designated as hedges for accounting purposes, thus the changes in fair value of the derivative instruments are included in net earnings. Such contracts have not been entered into for speculative purposes. Unrealized gains and losses on outstanding foreign currency exchange contracts used to mitigate currency risk on future purchases are included in earnings as a component of selling, general and administrative expenses in our consolidated statements of earnings and recognized as an asset or liability in our consolidated balance sheets. Fair values for such contracts are generally obtained from counter parties. Although we did have forward foreign exchange contracts outstanding at times during fiscal 2005, at June 3, 2005 and May 28, 2004, we did not have any forward foreign exchange contracts outstanding.
Fair Value of Financial Instruments
Our financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable and long-term debt. Given their short-term nature, the carrying amounts of cash and cash equivalents, receivables and accounts payable approximate their fair values. The carrying amounts of our variable rate borrowings approximate their fair value as the interest rate changes with the market rate. The fair value of our fixed rate debt is approximately $215.6 million as of June 3, 2005.
Concentration of Credit Risk and Significant Customers
Our financial instruments that are exposed to concentrations of credit risk consist primarily of accounts receivable, for which the total exposure is limited to the amount recognized in our consolidated balance sheets. We sell our merchandise in all major retail distribution channels across the United States as well as some distribution channels in other countries. We extend and continuously monitor credit based on an evaluation of the customer’s financial condition and credit history and generally require no collateral. Credit risk is impacted by conditions or occurrences within the economy and the retail industry and is principally dependent on each customer’s financial condition. Two customers, in aggregate, constituted approximately $56.9 million of trade accounts receivable outstanding at June 3, 2005 and the same two customers, in the aggregate, constituted approximately $53.9 million of trade accounts receivable outstanding at May 28, 2004.
Additionally, a decision by the controlling owner of a group of stores or any significant customer to decrease the amount of merchandise purchased from us or to cease carrying our products could have a material adverse effect on our results of operations in future periods. Our top customer represented approximately 15% of our net sales in fiscal 2005 and our top two customers represented 19% and 11% of our net sales in fiscal 2004. In fiscal 2003, our top three customers represented 22%, 16% and 15% of our net sales.
In fiscal 2005, one customer represented 15% of the Menswear Group sales, three customers represented 56%, 30% and 11% of the Womenswear Group sales and one customer represented 17% of the Tommy Bahama Group sales. In fiscal 2004, two customers represented 19% and 11% of the Menswear Group sales, three customers represented 51%, 34% and 10% of the Womenswear Group sales and one customer represented 16% of the Tommy Bahama Group sales. In fiscal 2003, two customers represented 26% and 12% of the Menswear Group sales and two customers represented 48% and 34% of the Womenswear Group sales.
Leases
In the ordinary course of business we enter into lease agreements for retail, office and warehouse/distribution space as well as leases for certain plant and equipment. The leases have varying terms and expirations and frequently have provisions to extend or renew the lease agreement, among other terms and conditions, as negotiated. We assess the lease at inception and determine whether the lease qualifies as a capital or operating lease. Assets leased under capital leases and the related liabilities are included in our consolidated balance sheets in fixed assets and short-term and long-term debt, respectively. Assets leased under operating leases are not recognized as liabilities in our consolidated balance sheets.

When a non-cancelable operating lease includes any fixed escalation clauses and lease incentives for rent holidays or build-out contributions, rent expense is recognized on a straight-line basis over the initial term of the lease from the date that we take possession of the space. The excess between the average rental amount charged to expense and amounts payable under the lease is recorded in other non-current liabilities on our consolidated balance sheets. Contingent rents, including those based on a percentage of retail sales over stated levels, and rental payment increases based on a contingent future event are recognized as the expense is incurred.
Income Taxes
We recognize deferred tax liabilities and assets based on the difference between the financial and tax bases of assets and liabilities using enacted tax rates expected to apply to taxable income in the period in which such amounts are expected to be realized or settled. Our policy is to recognize net deferred tax assets, whose realization is dependent on taxable earnings in future years, when a greater than 50 percent probability exists that the tax benefits will actually be realized sometime in the future and provide for a reserve for items when a greater than 50 percent probability exists that a tax deduction taken would be disallowed under examination by the taxing authority. No material valuation allowances have been recognized in our financial statements.
We have undistributed earnings of foreign subsidiaries of approximately $28 million which have been provided for in our income tax provision as the earnings are not considered permanently invested outside of the United States. If the earnings were repatriated to the United States, the earnings will be subject to United States taxation at that time. The amount of deferred tax liability recognized associated with the undistributed earnings was approximately $3 million at June 3, 2005, representing the approximate excess of the United States tax liability over the creditable foreign taxes paid that would result from a full remittance of undistributed earnings.
We receive a United States income tax benefit upon the exercise of the majority of our employee stock options. The benefit is equal to the difference between the fair market value of the stock at the time of the exercise and the option price, times the approximate tax rate. We have recorded the benefit associated with the exercise of employee stock options as a reduction to income taxes payable and a credit directly to shareholders’ equity in our consolidated balance sheets.
Stock Based Compensation
We have stock-based employee compensation plans, which are described more fully in note 8, which provide for the ability to grant stock options, restricted stock and other awards to our employees. We account for employee stock option plans using the intrinsic value method. No compensation expense is recognized related to the stock options because the exercise price of our employee stock options equals the market price of the underlying stock on the date of the grant, except to the extent that the stock options are modified which may result in a new measurement date and the recognition of compensation expense, which is included in selling, general and administrative expense in our consolidated statements of earnings.
Compensation expense, with a corresponding entry to additional paid-in capital, is recognized related to the issuance of restricted stock grants which are generally dependent upon us meeting certain performance measures in one year and the employee remaining with us for three years subsequent to the performance period. The amount of compensation recognized over the performance and vesting period is calculated as the market value of the shares granted on the date that the performance measures are met or when no performance measure is applicable, the market value on the grant date. The compensation expense is recognized on a straight-line basis over the performance period and required service period. To the extent that restricted stock awards are forfeited prior to vesting, the previously recognized expense is reversed. The restricted stock awards resulted in $0.5 million of compensation expense in fiscal 2005, the first year that we have granted such awards. As of June 3, 2005, unearned compensation associated with restricted stock that will be recognized as expense over future periods was approximately $2.7 million.

The effect of applying the fair value method of SFAS 123 to our stock option plans is demonstrated below (amounts in thousands except per share amounts):

	Fiscal	Fiscal	Fiscal
	2005	2004	2003
Net earnings as reported	$49,827	$39,716	$20,327
Add: Total stock-based employee compensation expense determined under intrinsic value method for all awards, net of related tax effects	639	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,486)	(664)	(386)

Pro forma net earnings	$48,980	$39,052	$19,941
Basic earnings per common share as reported	$2.97	$2.47	$1.35
Pro forma basic earnings per common share	$2.92	$2.43	$1.33
Diluted earnings per common share as reported	$2.87	$2.38	$1.34
Pro forma diluted earnings per common share	$2.85	$2.34	$1.32

Earnings Per Share
Basic earnings per share is based on the weighted average number of common shares outstanding during the period without any consideration for the impact of shares which are issuable upon the exercise of a stock option or restricted shares which are contingent upon an employee providing future services.
Diluted earnings per share includes the effect of all dilutive common shares outstanding during the period using the treasury stock method. The treasury stock method assumes that shares are issued for stock options and restricted shares that are “in the money,” and that we use the proceeds of such stock option exercises to repurchase shares at the average market value of our shares for the respective period. For purposes of the treasury stock method, proceeds consist of cash to be paid, future compensation expense to be recognized and the amount of tax benefits, if any, that will be credited to additional paid-in capital assuming exercise of the stock options and vesting of the restricted shares.
For purposes of calculating diluted earnings per share, restricted shares and shares issuable pursuant to any earn-out agreements are included in the calculation as of the first day of the quarter which the performance criteria are met. During fiscal 2005 and fiscal 2004, 485,248 shares were included in the calculation as of the first day of the fourth quarter of the respective fiscal year, which is the period that the earn-out targets were met, although the shares were not issued until the next fiscal year.
For fiscal 2005 and 2004 no stock options were excluded from the computation of diluted earnings per share. For fiscal 2003, approximately 177,000 stock options were excluded from the computation of diluted earnings per share as the shares were anti-dilutive.
We effected a two-for-one stock split in the form of a 100% stock dividend, payable December 1, 2003, to shareholders of record on November 17, 2003. All share and per share data appearing in these consolidated financial statements and related notes reflect this stock split.
Seasonality
Although our various product lines are sold on a year-round basis, the demand for specific products or styles may be highly seasonal. For example, the demand for golf and Tommy Bahama products is higher in the spring and summer seasons. Products are sold prior to each of our retail selling seasons, including spring, summer, fall and holiday. As the timing of product shipments and other events affecting the retail business may vary, results for any particular quarter may not be indicative of results for the full year. The percentage of net sales distribution by quarter for fiscal 2005 was 20%, 24%, 27% and 29%, respectively, and the net earnings by quarter for fiscal 2005 were 13%, 18%, 28% and 41%, respectively, which may not be indicative of the distribution in future years.
Use of Estimates
The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make certain estimates and assumptions that affect the amounts reported as assets, liabilities, revenues and expenses in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications
Certain amounts in our prior year consolidated financial statements have been reclassified to conform to the current year’s presentation.
Future Accounting Standards
In November 2004, the Financial Accounting Standards Board, or FASB, issued FASB Statement No. 151 “Inventory Costs, an Amendment of ARB No. 43 Chapter 4” (“FAS 151”). FAS 151 is applicable for inventory costs incurred during fiscal years beginning after June 15, 2005. FAS 151 requires that items such as idle facility expense, excessive spoilage, double freight, and re-handling be recognized as current-period charges rather than being included in inventory regardless of whether the costs meet the criterion of abnormal as defined in ARB No. 43. We do not believe the adoption of FAS 151 will have a material impact on us upon adoption in fiscal 2006 as we have historically expensed such costs as incurred.
In December 2004, the FASB issued FASB Statement No. 123 (Revised 2004), “Share-Based Payment: an Amendment of FASB Statements No. 123 and 95” (“FAS 123R”). FAS 123R is applicable for fiscal periods beginning after June 15, 2005. FAS 123R sets accounting requirements for “share-based” compensation to employees, requires companies to recognize, in the statement of earnings, the grant-date fair value of stock options and other equity-based compensation issued to employees and disallows the use of the intrinsic value method of accounting for stock-based compensation. We are currently evaluating the impact that FAS 123R will have on our results of operations upon adoption, which is required no later than fiscal 2007.
In October 2004, the American Jobs Creation Act of 2004 (the “Act”) was signed into law by the President. Among other provisions, the Act provides for a special one-time tax deduction of 85 percent of certain foreign earnings that are repatriated in either an enterprise’s last tax year that began before the enactment date or the first tax year that begins during the one-year period beginning on the date of enactment. As a result of execution of the Act, the accounting treatment of such unremitted earnings that are expected to be repatriated must be considered in evaluating an entity’s tax provision. We are currently evaluating the appropriate action with respect to the repatriation provision. As we have not completed this assessment, no impact of repatriation has been recognized in our fiscal 2005 tax provision or our consolidated financial statements. We expect to have this evaluation completed during fiscal 2006.
Note 2. Acquisitions
During fiscal 2005 and fiscal 2004 we completed the acquisition of Ben Sherman Limited (“Ben Sherman”) and Viewpoint International, Inc., (“the Tommy Bahama Group”), as discussed below. These acquisitions helped us achieve one of our key strategic objectives of owning major lifestyle brands. The acquisitions provide strategic benefits through growth opportunities and further diversification of our business over distribution channels, price points, product categories and target customers. The results of operations of Ben Sherman and the Tommy Bahama Group are included in our consolidated statements of earnings from the respective dates of the acquisitions.
Acquisition Purchase Price
On July 30, 2004, we acquired 100% of the capital stock of Ben Sherman, which we operate as part of our Menswear Group. Ben Sherman is a London-based designer, distributor and marketer of branded sportswear, accessories, and footwear. The purchase price for Ben Sherman was £80 million, or approximately $145 million, plus associated expenses of approximately $3.3 million. The transaction was financed with cash on hand, borrowings from our U.S. Revolver and Seller Notes both as defined and described further in note 6 to our consolidated financial statements.
On June 13, 2003, we acquired all of the capital stock of Viewpoint International, Inc., which we operate as the Tommy Bahama Group. The purchase price for the Tommy Bahama Group could be up to $325 million, consisting of $240 million in cash and $10 million in our common stock (776,400 shares) at closing, approximately $3.4 million in transaction costs and up to $75 million in contingent payments, subject to the Tommy Bahama Group achieving certain performance targets. Such performance targets are based on earnings before interest and taxes after deduction of a capital charge based on net tangible assets.

For each of the four years following the acquisition, the selling stockholders of the Tommy Bahama Group will receive an annual basic contingent payment if the Tommy Bahama Group’s earnings are greater than 90% of the applicable target and will receive the maximum annual basic contingent payment of $12.5 million if the Tommy Bahama Group’s earnings are 100% or greater than the applicable target. If the Tommy Bahama Group’s earnings are between 90% and 100% of the applicable target, the annual basic contingent payment will be calculated on a straight line basis from $0 to $12.5 million. Up to 50% of any annual basic contingent payment may be paid in shares of our common stock at the option of the selling stockholders in fiscal 2004 and fiscal 2005 and at our option in fiscal 2006 and fiscal 2007. Shares of our common stock issued at our option will be valued at the average price on the New York Stock Exchange (or other applicable exchange) for the ten full trading days prior to the applicable payment date. In accordance with the terms of the purchase agreement, shares of our common stock issued at the option of the selling stockholders were valued at $12.88 per share.
Additionally, if, at the end of the four year period, cumulative earnings exceed the cumulative targets, the selling stockholders will receive 33.33% of the cumulative excess up to a maximum cumulative additional contingent payment of $25.0 million. Any cumulative additional payment will be paid in cash.
Approximately 95% of the total value of the contingent payments to be paid to selling stockholders will be treated as additional purchase price and recorded as goodwill in our consolidated balance sheets. The remaining 5% of the total value of all consideration that becomes due and payable under the agreement has been designated to be paid toward an employee cash bonus plan to be distributed to employees of the Tommy Bahama Group under the terms of the plan. The contingent payments designated toward the employee cash bonus plan are charged to selling, general and administrative expense in our consolidated statements of earnings.
The Year 1 contingent payment was earned in full and was paid during the first quarter of fiscal 2005 in the form of approximately $6.2 million in cash and the remainder in our common stock valued at $12.88 per share for total consideration of approximately $24.6 million. The total payment exceeded the $12.5 million annual payment as the issuance price of $12.88 was less than the fair value of the stock on the date of issuance. Of this amount approximately $23.4 million was recognized as goodwill with the remainder recognized as selling, general and administrative expense in our consolidated statements of earnings.
The Year 2 contingent payment was earned in full and will be paid during the first quarter of fiscal 2006 in the form of approximately $6.2 million in cash and the remainder in our common stock valued at $12.88 per share for total consideration of approximately $26.9 million. Of this amount approximately $25.8 million was recognized as goodwill with the remainder recognized as selling, general and administrative expense in our consolidated statements of earnings.
Fair Value Allocations
The following table summarizes the fair values of the assets acquired and liabilities assumed at the respective date of the acquisition of Ben Sherman and the Tommy Bahama Group, including any contingent payments earned to date (in thousands).

		Tommy Bahama
	Ben Sherman	Group
Total purchase price	$149,157	$304,173

Cash	$7,656	$22,145
Accounts receivable	25,637	29,521
Inventories	25,206	27,697
Other current assets	2,841	6,015
Goodwill	46,325	135,918
Intangibles	96,500	153,360
Property, plant and equipment	3,765	28,087
Other assets	—	2,470
Liabilities assumed	(29,823)	(46,879)
Deferred taxes	(28,950)	(54,161)

Fair value of net assets acquired	$149,157	$304,173

The components of intangibles assets (along with the useful life as of the date of acquisition) acquired in the acquisition of Ben Sherman and the Tommy Bahama Group are as follows (in thousands):

	Ben Sherman		Tommy Bahama Group
	Amount	Life	Amount	Life

Trademarks	$82,000	Indefinite	$127,800	Indefinite
License agreements	11,700	4 years	8,400	5 years
Customer relationships	2,800	15 years	16,700	15 years
Covenant not to compete	—	n/a	460	4 years

Total	$96,500		$153,360

The pro forma financial information presented below (in thousands, except per share data) gives effect to the Ben Sherman acquisition and the Tommy Bahama Group acquisition as if the acquisitions had occurred as of the beginning of the respective periods. The information presented below is for illustrative purposes only and is not indicative of results that would have been achieved if the acquisitions had occurred as of the beginning of fiscal 2004 or results which may be achieved in the future.

	Fiscal 2005	Fiscal 2004

Net Sales	$1,344,089	$1,275,578
Net Earnings	$52,611	$45,282
Net Earnings Per Share:
Basic	$3.13	$2.81
Diluted	$3.03	$2.71
Note 3. Inventories
The components of inventories are summarized as follows (in thousands):

	June 3, 2005	May 28, 2004
Finished goods	$136,686	$85,492
Work in process	9,238	9,925
Fabric, trim and supplies	23,372	20,993

	$169,296	$116,410

As of June 3, 2005 and May 28, 2004, approximately 65% and 76%, respectively, of our inventories are accounted for using the LIFO method. As of June 3, 2005 and May 28, 2004, the inventory balances reflect a LIFO reserve of $37.3 million and $35.5 million, respectively, for the excess of the FIFO cost over the LIFO basis. During fiscal 2004 and 2003 inventory quantities were reduced in certain pools, which resulted in a liquidation of LIFO inventory layers carried at lower costs which prevailed in prior years. The effect of the liquidations in fiscal 2004 and fiscal 2003 was to decrease cost of goods sold and increase net earnings by less than $0.1 million in each year.
Note 4. Property, Plant and Equipment, Net
Property, plant and equipment, carried at cost, are summarized as follows (in thousands):

	June 3, 2005	May 28, 2004
Land	$2,068	$2,075
Buildings	31,273	28,980
Machinery and equipment	71,495	71,010
Leasehold improvements	46,310	26,719

	151,146	128,784

Less accumulated depreciation and amortization	(86,095)	(76,958)

	$65,051	$51,826

Note 5. Goodwill and Intangibles Assets
Intangible assets by category are summarized below (in thousands):

	June 3, 2005	May 28, 2004
Intangible assets with finite lives:
Gross carrying amount:
Trademarks	$578	$578
License agreements	20,683	8,983
Customer relationships	19,500	16,700
Covenant not to compete	460	460

Subtotal	41,221	26,721
Accumulated amortization:
Trademarks	(578)	(222)
License agreements	(7,941)	(2,907)
Customer relationships	(7,418)	(3,944)
Covenant not to compete	(230)	(115)

Subtotal	(16,167)	(7,188)

Total intangible assets with finite lives, net	25,054	19,533

Unamortized intangible assets:
Trademarks	209,800	127,800

Total intangible assets, net	$234,854	$147,333

Based on the current estimated useful lives assigned to our intangible assets, amortization expense for fiscal 2006, 2007, 2008, 2009, and 2010 is projected to total $7.4 million, $6.1 million, $4.2 million, $2.0 million and $1.6 million.

The changes in the carrying amount of goodwill for the years ended June 3, 2005 and May 28, 2004 are as follows (in thousands):

Balance, May 30, 2003	$5,839
Tommy Bahama Group acquisition, including fiscal 2004 earnout	109,587

Balance, May 28, 2004	115,426
Ben Sherman acquisition	46,325
Translation difference	481
Tommy Bahama Group acquisition fiscal 2005 earnout	26,331

Balance, June 3, 2005	$188,563

The goodwill related to the Ben Sherman acquisition in fiscal 2005 and the goodwill related to the Tommy Bahama Group acquisition in fiscal 2004 were allocated to the Menswear Group and Tommy Bahama Group, respectively.
Note 6. Debt
The following table details our debt (in thousands) as of the dates specified:

	June 3, 2005	May 28, 2004

$280 million U.S. Secured Revolving Credit Facility (“U.S. Revolver”), which accrues interest, unused line fees and letter of credit fees based upon a pricing grid which is tied to certain financial ratios (5.31% at June 3, 2005), requires interest payments monthly with principal due at maturity (July 2009), and is collateralized by substantially all the assets of our domestic subsidiaries (1)	$90,100	$—

£12 million Senior Secured Revolving Credit Facility (“U.K. Revolver”), which accrues interest at the bank’s base rate plus 1.2%, requires interest payments monthly with principal payable on demand or at maturity (July 2006), and is collateralized by substantially all the United Kingdom assets of Ben Sherman (2)	—	—

$200 million Senior Unsecured Notes (“Senior Unsecured Notes”), which accrue interest at 8.875%, require interest payments semiannually on June 1 and December 1 of each year, with principal due at maturity (June 2011), are subject to certain prepayment penalties and are guaranteed by our domestic subsidiaries (3)	198,938	198,760

Unsecured Seller Notes (“Seller Notes”), which accrue interest at LIBOR plus 1.2% (6.54% at June 3, 2005) and require interest payments quarterly with principal payable on demand (2)	3,342	—

Other debt, including capital lease obligations with varying terms and conditions, collateralized by the respective assets	150	152

Total debt	292,530	198,912

Short-term debt and current maturities of long-term debt	3,407	98

Long-term debt, less current maturities	$289,123	$198,814

(4)	On July 28, 2004, the U.S. Revolver was amended to increase the line of credit from $275 million to $280 million, to eliminate the asset borrowing base calculation to determine availability and to adjust the amount that certain lenders were committed to loan, among other changes. Approximately $1.8 million of unamortized deferred financing costs were expensed as a result of the amendment, which was included in interest expense in the consolidated statement of earnings in fiscal 2005. Additionally, the terms and conditions of certain related agreements were modified in November 2004, including a change to a springing lock-box agreement, which resulted in amounts outstanding under the facility requiring classification as long-term debt subsequent to the modification.

(5)	The U.K. Revolver and Seller Notes were entered into on July 30, 2004, in connection with the Ben Sherman acquisition.

(6)	The Senior Unsecured Notes were sold on May 16, 2003 at a discount of 0.713% ($1.4 million) to yield an effective interest rate of 9.0%.

The U.S. Revolver, the U.K. Revolver and the Senior Unsecured Notes each include certain debt covenant restrictions that require us or our subsidiaries to maintain certain financial ratios that are customary for similar facilities. The facilities also include limitations on certain restricted payments such as dividends and earn-out payments. To ensure compliance with the minimum availability requirement of our U.S. Revolver, we sought and obtained the consent of our U.S. Revolver bank group to pay our third and fourth quarter fiscal 2005 dividends without regard to the availability requirement. We currently do not anticipate the need for a consent to pay dividends in future quarters. As of June 3, 2005, we were compliant with all restrictive financial covenants related to our debt agreements.
Under the U.S. Revolver and U.K. Revolver, we may arrange for the issuance of letters of credit. As of June 3, 2005, approximately $113.0 million and $0.8 million of trade letters of credit were outstanding against the U.S. Revolver and the U.K. Revolver, respectively. The net availability under our U.S. Revolver and U.K. Revolver was approximately $76.9 million and $21.0 million, respectively, as of June 3, 2005.
The aggregate maturities of debt are as follows (in thousands):

Fiscal Year
2006	$3,407
2007	46
2008	23
2009	16
2010	90,100
Thereafter	198,938

$292,530

Note 7. Commitments and Contingencies
We have operating lease agreements for buildings, retail space, sales offices and equipment with varying terms. The aggregate minimum rental commitments for all non-cancelable operating leases with original terms in excess of one year are $25.7 million, $24.8 million, $24.7 million, $24.5 million, $23.8 million and $86.1 million for fiscal 2006, 2007, 2008, 2009, 2010 and thereafter, respectively. The total rent expense under all leases was $30.9 million, $23.7 million and $5.4 million in fiscal 2005, 2004 and 2003, respectively, which includes contingent rent expense of $1.0 million and $1.2 million during fiscal 2005 and 2004, respectively.
We are also obligated under certain apparel license and design agreements to make future minimum payments of $6.2 million, $1.1 million, $0.3 million, $0.3 million, $0.3 million and $1.0 million for fiscal 2006, 2007, 2008, 2009, 2010 and thereafter, respectively.
In a prior fiscal year, we discovered the presence of a hazardous waste on one of our properties. We believe that remedial action will be required, including continued investigation, monitoring and treatment of groundwater and soil. Based on advice from our environmental experts, we provided $4.5 million for this remediation in the fiscal year ended May 31, 1996, which is included in accrued expenses in our consolidated balance sheets.
As discussed in note 2 in our consolidated financial statements, in accordance with the acquisition of the Tommy Bahama Group, we are obligated to pay the earn-out relating to fiscal 2005 and may be obligated to pay an earn-out relating to fiscal 2006 and 2007 up to $12.5 million for each year if certain performance targets are achieved. Additionally, we may have an obligation to pay up to $25 million if certain cumulative performance targets for fiscal 2004 through fiscal 2007 are achieved.

Note 8. Stock Compensation
Long Term Stock Incentive Plan
At June 3, 2005, approximately 2.7 million share awards were available for issuance under our Long Term Stock Incentive Plan (the “Long Term Stock Incentive Plan”), which was approved by our shareholders on October 5, 2004. The plan allows us to grant stock based awards to employees and non-executive directors including stock options, stock appreciation rights, restricted stock and other performance-based benefits.
During fiscal 2005, we granted 3,617 restricted stock awards at a price of $40.47 per share to our non-executive employee directors. The non-executive director must complete the current term of service on the board, otherwise, the restricted shares are forfeited. On the date of grant, the non-executive directors are entitled to the same dividend and voting rights of other holders of our common stock. The non-executive director is restricted from transferring or selling the restricted shares.
During fiscal 2005, we granted 75,900 restricted stock awards to employees based on our achievement of certain performance criteria during fiscal 2005. The restricted shares will vest three years from June 3, 2005 if the employee is still employed by us on that date. At the time that the shares are issued in fiscal 2006, the shareholder is entitled to the same dividend and voting rights of other holders of our common stock. The employee is restricted from transferring or selling the restricted shares and forfeits the shares upon the termination of employment prior to the end of the vesting period. The specific provisions of the awards, including exercisability and term of the award, are evidenced by agreements with the employee as determined by the compensation committee. Stock compensation expense recognized related to these grants totaled $0.5 million during fiscal 2005.
Shares granted under our previous stock incentive plans, the 1992 Stock Option Plan and the 1997 Stock Option Plan continue to be governed under those plans and the individual agreements with respect to provisions relating to exercise, termination and forfeiture. No additional grants are available under the previous plans as all options available for grant under those plans have been incorporated into the Long Term Stock Incentive Plan.
Stock options granted under the previous incentive plans were granted with an exercise price equal to the stock’s fair market value on the date of grant. The stock options have ten-year terms and vest and become exercisable in increments of 20% on each anniversary from the date of grant. The vesting period of certain options was accelerated in fiscal 2005 that resulted in the recognition of stock compensation expense of $0.4 million in our consolidated statement of earnings during the year. No awards were accelerated in other years that resulted in stock compensation expense.
The pro forma information in note 1 has been determined as if we had accounted for our employee stock options using the fair value method. The fair value of these options was estimated at the date of the grant using the Black-Scholes option pricing model with the following assumption ranges: Risk-free interest rates between 4.565% and 6.510%, dividend yields between 1.28% and 4.87%, volatility factors between 0.2814 and 0.3525, and expected lives of ten years.
A summary of the status of our stock option plans and changes during the years ended are presented below:

	Fiscal Year
	2005		2004		2003
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding, beginning of year	1,003,920	$19	967,160	$12	798,000	$12
Granted	—	—	463,500	30	234,000	12
Exercised	(175,020)	14	(414,640)	14	(13,540)	9
Forfeited	(65,520)	26	(12,100)	14	(51,300)	13

Outstanding, end of year	763,380	$21	1,003,920	$19	967,160	$12

Options exercisable, end of year	215,080		123,920		344,820

The following table summarizes information about stock options outstanding as of June 3, 2005.

	Number of	Exercise	Grant Date	Number
Date of Option Grant	Shares	Price	Fair Value	Exercisable	Expiration Date

July 13, 1998	26,300	$17.83	$5.16	26,300	July 13, 2008
July 12, 1999	36,720	13.94	4.70	36,720	July 12, 2009
July 10, 2000	61,950	8.63	2.03	29,710	July 10, 2010
July 16, 2001	98,200	10.73	3.18	28,240	July 16, 2011
July 15, 2002	149,530	11.73	3.25	30,310	July 15, 2012
August 18, 2003	205,680	26.44	11.57	26,800	Aug. 18, 2013
November 17, 2003	40,000	32.15	14.81	8,000	Nov. 17, 2013
December 16, 2003	145,000	32.75	14.17	29,000	Dec. 16, 2013

	763,380			215,080

Employee Stock Purchase Plan
On October 5, 2004, our shareholders approved the Employee Stock Purchase Plan (“ESPP”). There are approximately 0.2 million shares of common stock authorized for issuance under the ESPP, which allows for qualified employees to purchase shares on a quarterly basis based on certain limitations with respect to the employee’s salary and other limitations through payroll deductions. There are no vesting or other restrictions on the stock purchased by employees under the ESPP. On the last day of each calendar quarter, the accumulated payroll deductions are applied toward the purchase of our common stock at a price equal to 85% of the market price on that date. Stock compensation expense recognized in fiscal 2005 related to the plan totaled $0.1 million.
Note 9. Income Taxes
The provision (benefit) for income taxes includes the following (in thousands):

	Fiscal 2005	Fiscal 2004	Fiscal 2003

Current:
Federal	$23,443	$22,526	$12,725
State	1,240	2,002	1,645
Foreign	5,084	1,235	1,088

	29,767	25,763	15,458
Deferred	(4,014)	(2,379)	(2,371)

	$25,753	$23,384	$13,087

Reconciliations of the United States federal statutory income tax rates and our effective tax rates are summarized as follows:

	Fiscal 2005	Fiscal 2004	Fiscal 2003

Statutory rate	35.0%	35.0%	35.0%
State income taxes — net of federal income tax benefit	1.3%	1.8%	2.6%
Amortization of deductible goodwill	(1.2)%	—	—
Other, net	(1.0)%	0.3%	1.6%

Effective rate	34.1%	37.1%	39.2%

Deferred tax assets and liabilities are comprised of the following (in thousands):

	June 3, 2005	May 28, 2004

Deferred Tax Assets:
Inventories	$2,414	$1,515
Accrued compensation and benefits	5,341	4,549
Allowance for doubtful accounts	997	1,375
Depreciation and amortization	6,353	5,172
Non-current liabilities	1,715	1,721
Deferred rent and lease obligations	1,861	737
Other, net	2,385	3,381

Deferred tax assets	21,066	18,450
Deferred Tax Liabilities:
Acquired intangible assets	83,261	56,146
Foreign	3,275	3,054
Other, net	4,022	3,940

Deferred tax liabilities	90,558	63,140

Net deferred tax (liability) asset	$(69,492)	$(44,690)

Note 10. Benefit Plans
We have tax-qualified voluntary retirement savings plans covering substantially all full-time United States employees and other similar plans covering certain foreign employees. If a participant decides to contribute, a portion of the contribution is matched by us. Our total expense under these defined contribution plans in fiscal 2005, 2004 and 2003 were $2.6 million, $1.8 million and $1.1 million, respectively.
Additionally, we have certain non-qualified deferred compensation plans offered to a select group of management and highly compensated employees with varying terms and conditions. The plans provide the participants with the opportunity to defer a portion of the participating employee’s total compensation in a given plan year, of which a percentage may be matched in accordance with the terms of the respective plan. All deferred amounts vest immediately, but the matching contributions may require up to two years of service prior to vesting. The total expense for our match under these non-qualified deferred compensation plans in fiscal 2005, 2004 and 2003 was $0.2 million, $0.2 million, and $0.1 million, respectively. The liabilities associated with the non-qualified deferred compensation plans are included in other non-current liabilities in our consolidated balance sheets and totaled approximately $8.3 million and $5.9 million at June 3, 2005 and May 28, 2004, respectively. We fund these deferred compensation liabilities by making contributions to rabbi trusts or other investments, dependant upon the requirements of the plan. As of June 3, 2005, approximately $3.8 million of these investments were held in a rabbi trust. As of June 3, 2005 and May 28, 2004, the assets approximate the liability and are included in other non-current assets in our consolidated balance sheets.
Note 11. Segments
We have three operating segments for purposes of allocating resources and assessing performance which are based on products distributed. The segment information for the year ended May 30, 2003 has been restated to conform to our current determination of our operating segments. The Menswear Group produces branded and private label dress shirts, sport shirts, dress slacks, casual slacks, suits, sportcoats, suit separates, walkshorts, golf apparel, outerwear, sweaters, jeans, swimwear, footwear and headwear, licenses its brands for accessories and other products and operates retail stores. The Womenswear Group produces private label women’s sportswear separates, coordinated sportswear, outerwear, dresses and swimwear. The Tommy Bahama Group produces lifestyle branded casual attire, operates retail stores and restaurants, and licenses its brands for accessories, footwear, furniture, and other products. The head of each operating segment reports to the chief operating decision maker.

Corporate and other is a reconciling category for reporting purposes and includes our corporate offices, substantially all financing activities, LIFO inventory accounting adjustments and other costs that are not allocated to the operating groups. LIFO inventory calculations are made on a legal entity basis which does not correspond to our segment definitions. Therefore, LIFO inventory accounting adjustments are not allocated to the operating segments. Total assets for corporate and other includes the LIFO inventory reserve of $37.3 million, $35.5 million and $34.9 million at June 3, 2005, May 28, 2004 and May 30, 2003, respectively. The information below presents certain information about our segments (in thousands):

			Tommy
	Menswear	Womenswear	Bahama	Corporate
	Group	Group	Group	and Other	Total

Fiscal 2005
Net sales	$656,606	$256,822	$399,658	$523	$1,313,609
Depreciation	3,834	178	9,122	365	13,499
Amortization of intangible assets	3,059	356	5,563	—	8,978
Operating income	58,237	10,648	54,128	(18,286)	104,727
Interest expense, net					29,147
Earnings before income taxes					75,580
Total assets	412,461	79,678	412,441	1,297	905,877
Purchases of property, plant and equipment	3,136	136	19,953	319	23,544
Goodwill	48,653	3,992	135,918	—	188,563
Intangible assets	93,689	—	141,165	—	234,854

Fiscal 2004
Net sales	$448,800	$297,865	$369,148	$739	$1,116,552
Depreciation	3,520	401	7,292	489	11,702
Amortization of intangible assets	39	38	6,632	—	6,709
Operating income	41,915	11,583	50,644	(17,129)	87,013
Interest expense, net					23,913
Earnings before income taxes					63,100
Total assets	171,718	95,866	390,961	36,272	694,817
Purchases of property, plant and equipment	1,831	71	12,033	208	14,143
Goodwill	1,847	3,992	109,587	—	115,426
Intangible assets	256	349	146,728	—	147,333

Fiscal 2003
Net sales	$455,516	$308,762	$—	$324	$764,602
Depreciation	4,278	920	—	662	5,860
Amortization of intangible assets	39	38	—	—	77
Operating income	27,837	17,321	—	(9,809)	35,349
Interest expense, net					1,935
Earnings before income taxes					33,414
Total assets	183,834	86,118	—	224,413	494,365
Purchases of property, plant and equipment	1,713	82	—	256	2,051
Goodwill	1,847	3,992	—	—	5,839
Intangible assets	288	394	—	—	682
Information for the net book value of our long-lived assets, including property, plant and equipment, goodwill and intangible assets, by geographic area is presented below (in thousands):

	Year Ended
	June 3, 2005	May 28, 2004

United States	$336,310	$305,625
Latin America	7,217	8,452
United Kingdom and Europe	144,594	—
Other foreign	347	508

Total	$488,468	$314,585

Information for the net sales recognized by geographic area is presented below (in thousands):

	Year Ended
	June 3, 2005	May 28, 2004

United States and Canada	$1,199,210	$1,116,552
United Kingdom and Europe	114,399	—
Total	—	—

	$1,313,609	$1,116,552

Note 12. Related Party Transactions
SunTrust Banks, Inc. and its subsidiaries (“SunTrust”) holds shares of our common stock in various fiduciary and agency capacities and as such is a principal shareholder of our common stock. Mr. J. Hicks Lanier, our Chief Executive Officer, is on the board of directors of SunTrust and its Audit Committee. Mr. E. Jenner Wood, III, a board member of Oxford Industries, was Chairman, President and Chief Executive Officer of SunTrust Bank, Central Group, during fiscal 2005.
In fiscal 2004, we established a syndicated credit facility under which subsidiaries of SunTrust served as agent and lender. In fiscal 2005 and 2004, the services provided and interest and fees paid to SunTrust in connection with such services are set forth below:

Service	Fiscal 2005	Fiscal 2004
Agent for credit facility	$2,999,000	$4,749,000
Cash management and senior notes related services	$133,000	$82,000
Trustee for deferred compensation plan	$8,000	$8,000
Stock transfer agent	$10,000	$10,000
Our aggregate payments to SunTrust and its subsidiaries for these services, together with all of the other services described above in this section, did not exceed 1% of our gross revenues during fiscal 2005 and 2004 or 1% of SunTrust’s gross revenues during its fiscal years ended December 31, 2005 and 2004.
During fiscal 2005 and 2004, the Tommy Bahama Group purchased approximately $5.5 million and $2.8 million, respectively, of inventory and recorded approximately $1.1 million and $1.0 million, respectively, in royalty income from Paradise Shoe Company, LLC. Paradise Shoe holds an exclusive license to produce and market men’s and women’s shoes, belts and socks under the Tommy Bahama brand. The net amount due from Paradise Shoe at June 3, 2005 and May 28, 2004 was $0.5 million and $0.6 million, respectively. Subsequent to June 3, 2005, we sold our interest in Paradise Shoe.
During fiscal 2005 and 2004, the Menswear Group purchased approximately $13.6 million and $8.6 million, respectively, of inventory from Jiangsu Oxford Sainty Garment Manufacturing Limited.

Note 13. Summarized Quarterly Data (unaudited):
Following is a summary of the quarterly results of operations for the years ended June 3, 2005 and May 28, 2004 (in thousands, except per share amounts):

	Fiscal Quarter
	First	Second	Third	Fourth	Total
2005
Net sales	$264,822	$312,988	$349,216	$386,583	$1,313,609
Gross profit	85,695	102,341	115,547	134,671	438,254
Net earnings	6,168	9,072	13,988	20,599	49,827
Basic earnings per common share	0.37	0.54	0.83	1.23	2.97
Diluted earnings per common share	0.36	0.53	0.80	1.17	2.87
2004
Net sales	$242,105	$253,883	$281,418	$339,146	$1,116,552
Gross profit	70,891	76,832	87,068	105,653	340,444
Net earnings	6,842	6,840	9,540	16,494	39,716
Basic earnings per common share	0.44	0.43	0.59	1.02	2.47
Diluted earnings per common share	0.42	0.41	0.58	0.97	2.38
The sum of the four quarterly amounts for fiscal 2005 and 2004 do not necessarily equal the totals for the year then ended due to rounding differences. The information presented above for net sales and gross profit does not agree to amounts reported in our quarterly reports on Form 10-Q filed for quarterly periods in fiscal 2005 as certain amounts relating to certain costs of our Ben Sherman operations were reclassified to provide consistency in classification between net sales, cost of goods sold and selling, general and administrative expenses. The reclassifications did not change previously reported net earnings or earnings per share.
Note 14. Condensed Consolidating Financial Statements:
Our Senior Unsecured Notes are guaranteed by our wholly owned domestic subsidiaries (“Subsidiary Guarantors”). All guarantees are full and unconditional. Non-guarantors consist of our subsidiaries which are organized outside the United States. Set forth below are our condensed consolidating balances sheets as of June 3, 2005 and May 28, 2004 as well as our condensed consolidating statements of earnings and statements of cash flows for fiscal 2005, 2004 and 2003 (in thousands). We have used the equity method with respect to investments in subsidiaries.

OXFORD INDUSTRIES, INC.
CONDENSED CONSOLIDATING BALANCE SHEETS
June 3, 2005

	Oxford
	Industries	Subsidiary	Subsidiary	Consolidating	Consolidated
	(Parent)	Guarantors	Non-Guarantors	Adjustments	Total
ASSETS
Current Assets:
Cash and cash equivalents	$2,713	$1,859	$1,900	$27	$6,499
Receivables, net	114,832	61,635	61,942	(41,315)	197,094
Inventories	97,398	51,836	20,522	(460)	169,296
Prepaid expenses	10,895	5,748	3,863	—	20,506

Total current assets	225,838	121,078	88,227	(41,748)	393,395
Property, plant and equipment, net	11,896	44,844	8,311	—	65,051
Goodwill, net	1,847	139,910	46,806	—	188,563
Intangible assets, net	210	141,165	93,479	—	234,854
Other non-current assets net	631,205	149,640	1,406	(758,237)	24,014

Total Assets	$870,996	$596,637	$238,229	$(799,985)	$905,877

LIABILITIES AND SHAREHOLDERS’ EQUITY
Total current liabilities	127,435	76,847	49,198	(41,031)	212,449
Long term debt, less current portion	289,100	23	—	—	289,123
Non-current liabilities	146,922	(118,451)	104,288	(109,197)	23,562
Deferred income taxes	4,038	44,239	28,965	—	77,242
Total Shareholders’/invested equity	303,501	593,979	55,778	(649,757)	303,501

Total Liabilities and Shareholders’ Equity	$870,996	$596,637	$238,229	$(799,985)	$905,877

CONDENSED CONSOLIDATING BALANCE SHEETS
May 28, 2004

	Oxford
	Industries	Subsidiary	Subsidiary	Consolidating	Consolidated
	(Parent)	Guarantors	Non-Guarantors	Adjustments	Total
ASSETS
Current Assets:
Cash and cash equivalents	$45,405	$1,438	$724	$2	$47,569
Receivables	110,092	69,989	36,192	(39,906)	176,367
Inventories	75,699	38,412	2,299	—	116,410
Prepaid expenses	10,377	5,716	382	—	16,475

Total current assets	241,573	115,555	39,597	(39,904)	356,821
Property, plant and equipment, net	13,839	33,186	4,801	—	51,826
Goodwill	1,847	113,579	—		115,426
Intangibles, net	249	147,084	—		147,333
Other assets net	407,092	7,053	1,604	(392,338)	23,411

Total Assets	$664,600	$416,457	$46,002	$(432,242)	$694,817

LIABILITIES AND SHAREHOLDERS’ EQUITY
Total current liabilities	139,790	75,663	17,942	(39,912)	193,483
Long term debt, less current portion	198,760	54	—	—	198,814
Non-current liabilities	82,943	(74,847)	3,031	(3)	11,124
Deferred income taxes	4,130	48,249	40	—	52,419
Total Shareholders’/invested equity	238,977	367,338	24,989	(392,327)	238,977

Total Liabilities and Shareholders’ Equity	$664,600	$416,457	$46,002	$(432,242)	$694,817

OXFORD INDUSTRIES, INC.
CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS
Year Ended June 3, 2005

	Oxford
	Industries	Subsidiary	Subsidiary	Consolidating	Consolidated
	(Parent)	Guarantors	Non-Guarantors	Adjustments	Total
	($ in thousands)
Net Sales	$717,773	$499,782	$169,096	$(73,042)	$1,313,609
Cost of goods sold	565,959	250,928	75,056	(16,588)	875,355

Gross Profit	151,814	248,854	94,040	(56,454)	438,254
Selling, general and administrative	142,200	191,756	75,992	(64,362)	345,586
Royalties and other income	—	6,800	5,259	—	12,059

Operating Income	9,614	63,898	23,307	7,908	104,727
Interest (income) expense, net	22,413	(8,567)	6,933	8,368	29,147
Income from equity investment	59,222	82	—	(59,304)	—

Earnings Before Income Taxes	46,423	72,547	16,374	(59,764)	75,580
Income Taxes	(4,007)	24,701	4,917	142	25,753

Net Earnings	$50,430	$47,846	$11,457	$(59,906)	$49,827

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW
Year ended June 3, 2005

	Oxford
	Industries	Subsidiary	Subsidiary	Consolidating	Consolidated
	(Parent)	Guarantors	Non-Guarantors	Adjustments	Total
Cash Flows From Operating Activities
Net cash (used in) provided by operating activities	$(41,775)	$64,297	$18,338	$10,777	$51,637
Cash Flows from Investing Activities
Acquisitions	(144,360)	(29,690)	(138,256)	168,579	(143,727)
Investment in deferred compensation Plan	—	(1,004)	—	—	(1,004)
Purchases of property, plant and equipment	(1,226)	(20,760)	(1,558)	—	(23,544)
Proceeds from sale of property, plant and equipment	90	406	—	—	496

Net cash (used in) provided by investing activities	(145,496)	(51,048)	(139,814)	168,579	(167,779)
Cash Flows from Financing Activities
Change in debt	90,206	(109,299)	101,481	—	82,388
Proceeds from issuance of common stock	3,471	138,885	29,694	(168,579)	3,471
Deferred financing costs	(2,766)	—	—	—	(2,766)
Change in intercompany payable	53,834	(45,230)	2,148	(10,752)	—
Dividends on common stock	(166)	2,816	(10,834)	—	(8,184)

Net cash (used in) provided by financing activities	144,579	(12,828)	122,489	(179,331)	74,909

Net change in Cash and Cash Equivalents	(42,692)	421	1,013	25	(41,233)
Effect of foreign currency translation	—	—	163	—	163
Cash and Cash Equivalents at the Beginning of Year	45,405	1,438	724	2	47,569

Cash and Cash Equivalents at the End of Year	$2,713	$1,859	$1,900	$27	$6,499

OXFORD INDUSTRIES, INC.
CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS
Year Ended May 28, 2004

	Oxford
	Industries	Subsidiary	Subsidiary	Consolidating	Consolidated
	(Parent)	Guarantors	Non-Guarantors	Adjustments	Total
Net Sales	$693,222	$440,055	$37,672	$(54,397)	$1,116,552
Cost of goods sold	544,861	231,699	85	(537)	776,108

Gross Profit	148,361	208,356	37,587	(53,860)	340,444
Selling, general and administrative	125,167	156,801	30,842	(54,265)	258,545
Royalties and other income	32	5,042	40	—	5,114

Operating Income	23,226	56,597	6,785	405	87,013
Interest (income) expense, net	25,127	(1,523)	(95)	404	23,913
Income from equity investment	42,503	38	—	(42,541)	—

Earnings Before Income Taxes	40,602	58,158	6,880	(42,540)	63,100
Income Taxes	889	21,234	1,261	—	23,384

Net Earnings	$39,713	$36,924	$5,619	$(42,540)	$39,716

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW
Year Ended May 28, 2004

	Oxford		Subsidiary
	Industries	Subsidiary	Non-	Consolidating	Consolidated
	(Parent)	Guarantors	Guarantors	Adjustments	Total
Cash Flows From Operating Activities
Net cash (used in) provided by operating activities	$(79,105)	$164,140	$294	$(20,532)	$64,797
Cash Flows from Investing Activities
Acquisitions	(245,062)	—	—	22,325	(222,737)
Decrease in restricted cash	204,986	—	—	—	204,986
Investment in deferred compensation Plan	—	(1,842)	—	—	(1,842)
Purchases of property, plant and equipment	(2,068)	(11,875)	(200)	—	(14,143)
Proceeds from sale of property, plant and equipment	98	1,099	1,051	(573)	1,675

Net cash (used in) provided by investing activities	(42,046)	(12,618)	851	21,752	(32,061)
Cash Flows from Financing Activities
Principal payments of long-term debt	(129)	144	—	(225)	(210)
Proceeds from issuance of common stock	5,286	—	—	—	5,286
Deferred financing costs paid	(7,416)	—	—	—	(7,416)
Change in intercompany payable	152,712	(150,446)	(1,141)	(1,125)	—
Dividends on common stock	(6,918)	—	—	—	(6,918)

Net cash (used in) provided by financing activities	143,535	(150,302)	(1,141)	(1,350)	(9,258)
Net change in Cash and Cash Equivalents	22,384	1,220	4	(130)	23,478
Cash and Cash Equivalents at the Beginning of Year	23,021	218	720	132	24,091

Cash and Cash Equivalents at the End of Year	$45,405	$1,438	$724	$2	$47,569

OXFORD INDUSTRIES, INC.
CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS
Year Ended May 30, 2003

	Oxford
	Industries	Subsidiary	Subsidiary	Consolidating	Consolidated
	(Parent)	Guarantors	Non-Guarantors	Adjustments	Total
Net Sales	$703,620	$78,545	$39,247	$(56,810)	$764,602
Cost of goods sold	550,966	52,313	1,595	17	604,891

Gross Profit	152,654	26,232	37,652	(56,827)	159,711
Selling, general and administrative	131,200	12,286	37,645	(56,769)	124,362

Operating Income	21,454	13,946	7	(58)	35,349
Interest (income) expense, net	3,232	(1,141)	(97)	(59)	1,935
Income from equity investment	10,596	65	—	(10,661)	—

Earnings Before Income Taxes	28,818	15,152	104	(10,660)	33,414
Income Taxes	8,494	3,506	1,087	—	13,087

Net Earnings	$20,324	$11,646	$(983)	$(10,660)	$20,327

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW
Year Ended May 30, 2003

	Oxford
	Industries	Subsidiary	Subsidiary	Consolidating	Consolidated
	(Parent)	Guarantors	Non-Guarantors	Adjustments	Total
Cash Flows From Operating Activities
Net cash (used in) provided by operating activities	$22,716	$6,393	$(1,126)	$(363)	$27,620
Cash Flows from Investing Activities
Increase in restricted cash	(204,986)	—	—	—	(204,986)
Purchases of property, plant and equipment	(1,924)	(144)	(76)	93	(2,051)
Proceeds from sale of property, plant and equipment	577	139	358	(127)	947

Net cash (used in) provided by investing activities	(206,333)	(5)	282	(34)	(206,090)
Cash Flows from Financing Activities
Change in debt	198,365	(39)	—	—	198,326
Proceeds from issuance of common stock	125	5	—	(6)	124
Deferred financing costs paid	(7,167)	—	—	—	(7,167)
Change in intercompany payable	5,414	(6,330)	916	—	—
Dividends on common stock	(6,312)	—	—	(1)	(6,313)

Net cash (used in) provided by financing activities	190,425	(6,364)	916	(7)	184,970
Net change in Cash and Cash Equivalents	6,808	24	72	(404)	6,500
Cash and Cash Equivalents at the Beginning of Year	16,214	194	648	535	17,591

Cash and Cash Equivalents at the End of Year	$23,022	$218	$720	$131	$24,091

Report of Independent Registered Public Accounting Firm on the Financial Statements
The Board of Directors and Shareholders
Oxford Industries, Inc. and subsidiaries
We have audited the accompanying consolidated balance sheets of Oxford Industries, Inc. and subsidiaries as of June 3, 2005 and May 28, 2004, and the related consolidated statements of earnings, shareholders’ equity and cash flows for each of the three years in the period ended June 3, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respect, the consolidated financial position of Oxford Industries, Inc. and subsidiaries at June 3, 2005 and May 28, 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 3, 2005, in conformity with U.S. generally accepted accounting principles.
As discussed in Note 1 to the consolidated financial statements, in the fourth quarter of the year ended June 3, 2005, the Company changed the date of its annual impairment testing under SFAS No. 142, “Goodwill and Other Intangible Assets” to the first day of the fourth quarter.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Oxford Industries, Inc. and subsidiaries’ internal control over financial reporting as of June 3, 2005, based on criteria established in Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 11, 2005 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Atlanta, Georgia
August 11, 2005

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Our Principal Executive Officer and Principal Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our Principal Executive Officer and the Principal Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in our Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
There have not been any significant changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the quarter ended June 3, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Report of Management on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States.
Our internal control over financial reporting is supported by a program of appropriate reviews by management, written policies and guidelines, careful selection and training of qualified personnel and a written code of conduct. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management assessed the effectiveness of our internal control over financial reporting as of June 3, 2005. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, we believe that we have maintained effective internal control over financial reporting as of June 3, 2005.
Our assessment of the effectiveness of our internal control over financial reporting as of June 3, 2005 has been audited by Ernst & Young, LLP, the independent registered public accounting firm that audited and reported on our consolidated financial statements included in this Form 10-K, as stated in their report which is included on the following page.

/s/ J. Hicks Lanier	/s/ Thomas Caldecot Chubb III

J. Hicks Lanier	Thomas Caldecot Chubb III
Chairman and Chief Executive Officer	Executive Vice President
(Principal Executive Officer)	(Principal Financial Officer)
August 11, 2005	August 11, 2005

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
The Board of Directors and Shareholders of Oxford Industries, Inc.
We have audited management’s assessment, included in the accompanying Report of Management on Internal Control Over Financial Reporting, that Oxford Industries, Inc. maintained effective internal control over financial reporting as of June 3, 2005 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Oxford Industries, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, management’s assessment that Oxford Industries, Inc. maintained effective internal control over financial reporting as of June 3, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Oxford Industries, Inc. maintained, in all material respects, effective internal control over financial reporting as of June 3, 2005, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Oxford Industries, Inc. as of June 3, 2005 and May 28, 2004, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for each of the three years in the period ended June 3, 2005 of Oxford Industries, Inc. and our report dated August 11, 2005 expressed an unqualified opinion thereon.
/s/Ernst & Young LLP
Atlanta, Georgia
August 11, 2005
Item 9B. Other Information
None.

PART III
Item 10. Directors and Executive Officers of the Registrant
The information concerning our directors and executive officers will appear in our definitive Proxy Statement under the headings “Election of Directors” and “Executive Officers,” respectively, and is incorporated herein by reference.
Item 11. Executive Compensation
The information concerning executive compensation will appear in our definitive Proxy Statement under the heading “Executive Compensation” and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information concerning security ownership of certain beneficial owners and management and related stockholder matters will appear in our definitive Proxy Statement under the headings “Common Stock Ownership by Management and Certain Beneficial Owners” and “Executive Compensation” and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions
The information concerning certain relationships and related transactions will appear in our definitive Proxy Statement under the heading “Certain Transactions” and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
The information concerning principal accountant fees and services will appear in our definitive Proxy Statement under the heading “Independent Auditors” and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)	1. Financial Statements

The following consolidated financial statements are included in Item 8:
•	Consolidated Balance Sheets at June 3, 2005 and May 28, 2004.

•	Consolidated Statements of Earnings for the years ended June 3, 2005, May 28, 2004 and May 30, 2003.

•	Consolidated Statements of Shareholders’ Equity for the years ended June 3, 2005, May 28, 2004 and May 30, 2003.

•	Consolidated Statements of Cash Flows for the years ended June 3, 2005, May 28, 2004 and May 30, 2003.

•	Notes to Consolidated Financial Statements for the years ended June 3, 2005, May 28, 2004 and May 30, 2003.

2.	Financial Statement Schedules
All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.
(b)	Exhibits

3(a)	Articles of Incorporation of the Company. Incorporated by reference to Exhibit 3.1 from the Company’s Form 10-Q for the fiscal quarter ended August 29, 2003.

3(b)	Bylaws of the Company, as amended. Incorporated by reference to the Company’s Form 10-Q for the fiscal quarter ended August 29, 2003.

10(a)	1997 Stock Option Plan, as amended. Incorporated by reference to Exhibit 10.2 to the Company’s from the Company’s Form 10-Q for the fiscal quarter ended August 29, 2003.

10(b)	1997 Restricted Stock Plan, as amended. Incorporated by reference to Exhibit 10.3 from the Company’s Form 10-Q for the fiscal quarter ended August 29, 2003.

10(c)	Non-qualified Deferred Compensation Plan, as amended.*

10(d)	Executive Medical Plan.*

10(e)	1992 Stock Option Plan. Incorporated by reference to Exhibit 10(h), from the Company’s Form 10-K for the fiscal year ended June 1, 2001.

10(f)	Viewpoint International, Inc. Non-qualified Deferred Compensation Plan. Incorporated by reference to Exhibit 10.1 from the Company’s Form 8-K filed on December 3, 2004.

10(g)	Oxford Industries, Inc. Executive Performance Incentive Plan. Incorporated by reference to Exhibit 10.1 from the Company’s Form 10-Q for the fiscal quarter ended August 29, 2003.

10(h)	Earnout Agreement dated June 13, 2003 between the former stockholders of Viewpoint International, Inc. and Oxford Industries, Inc. Incorporated to Exhibit 10(j), from the Company’s Form 8-K filed on June 26, 2003.

10(i)	Registration Rights Agreement between the former stockholders of Viewpoint International, Inc. Incorporated by reference to Exhibit 10(m), to the Company’s Form 8-K filed on June 26, 2003.

10(j)	Indenture Agreement dated May 16, 2003 among the Guarantors, Oxford Industries Inc. and SunTrust Bank, Inc. Incorporated by reference to Exhibit 10(n) from the Company’s Form 10-K for the fiscal year ended May 30, 2003.

10(k)	Supplemental Indenture Agreement No. 1 dated June 13, 2003 among the Guarantors, Oxford Industries Inc. and SunTrust Bank, Inc. Incorporated by reference to Exhibit 10(i) from the Company’s Form 10-K for the fiscal year ended May 28, 2004.

10(l)	Supplemental Indenture Agreement No. 2 dated July 28, 2004 among the Guarantors, Oxford Industries Inc. and SunTrust Bank, Inc. Incorporated by reference to Exhibit 10(j) from the Company’s Form 10-K for the fiscal year ended May 28, 2004.

10(m)	Amended and Restated Credit Agreement dated July 28, 2004 between Oxford Industries, Inc., certain of its domestic subsidiaries, and SunTrust Bank, Inc. as administrative agent, and various financial institutions of lenders and issuing banks. Incorporate by reference to Exhibit 10(k) from the Company’s Form 10-K for the fiscal year ended May 28, 2004.

10(n)	First Amendment to Amended and Restated Credit Agreement dated July 28, 2004. Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on January 14, 2005.

10(o)	Oxford Industries, Inc. Long-Term Stock Incentive Plan. Incorporated by reference to Exhibit 10.1 from the Company’s Form 10-Q for the fiscal quarter ended August 27, 2004.

10(p)	Oxford Industries Employee Stock Purchase Plan, as amended and restated. Incorporated by reference to Exhibit 10.3 from the Company’s Form 8-K filed on December 3, 2004.

10(q)	2005 Performance Share Award under the Oxford Industries, Inc. Long-Term Stock Incentive Plan. Incorporate by reference to Exhibit 10.2 from the Company’s Form 8-K filed on January 14, 2005.

18	Preferability letter regarding change in accounting principle*

21	List of Subsidiaries.*

23	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP.*

24	Powers of Attorney.*

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	filed herewith
We agree to file upon request of the Securities and Exchange Commission a copy of all agreements evidencing long-term debt of ours omitted from this report pursuant to Item 601(b)(4)(iii) of Regulation S-K.
Shareholders may obtain copies of Exhibits without charge upon written request to the Corporate Secretary, Oxford Industries, Inc., 222 Piedmont Avenue, N.E., Atlanta, Georgia 30308.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

Oxford Industries, Inc.
/s/ J. Hicks Lanier
J. Hicks Lanier
Chairman and Chief Executive Officer

Date: August 15, 2005
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ J. Hicks Lanier	Chairman and
J. Hicks Lanier	Chief Executive Officer	August 15, 2005
(Principal Executive Officer)

/s/ Thomas Caldecot Chubb III	Executive Vice President
Thomas Caldecot Chubb III	(Principal Financial Officer)	August 15, 2005

/s/ K. Scott Grassmyer	Senior Vice President, Controller and
K. Scott Grassmyer	Chief Accounting Officer	August 15, 2005

*

Cecil D. Conlee	Director	August 15, 2005

*

Tom Gallagher	Director	August 15, 2005

*

J. Reese Lanier, Sr.	Director	August 15, 2005

*

S. Anthony Margolis	Director	August 15, 2005

*

Knowlton J. O’Reilly	Director	August 15, 2005

*

James A. Rubright	Director	August 15, 2005

*

Robert E. Shaw	Director	August 15, 2005

*

Clarence H. Smith	Director	August 15, 2005

*

E. Jenner Wood III	Director	August 15, 2005

*

Helen B. Weeks	Director	August 15, 2005

*By	/s/ Mary Margaret Heaton

Mary Margaret Heaton,
as Attorney-in-Fact