Form 10-Q
period 2005-09-02
OXFORD INDUSTRIES INC
filed 2005-10-07
CIK 75288

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant To Section 13 or 15(d) of The Securities Exchange Act of 1934
For the quarterly period ended SEPTEMBER 2, 2005
OR

☐	Transition Report Pursuant To Section 13 or 15(d) of The Securities Exchange Act of 1934
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Exchange Act. Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of shares outstanding
Title of each class	as of October 5, 2005

Common Stock, $1 par value	17,060,701

OXFORD INDUSTRIES, INC.
INDEX TO FORM 10-Q
For quarter ended September 2, 2005

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS
Our Securities and Exchange Commission filings and public announcements often include forward-looking statements about future events. We intend for all such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Important assumptions relating to these forward-looking statements include, among others, assumptions regarding demand for our products, expected pricing levels, raw material costs, the timing and cost of planned capital expenditures, expected outcomes of pending litigation, competitive conditions, general economic conditions and expected synergies in connection with acquisitions and joint ventures. Forward-looking statements reflect our current expectations and are not guarantees of performance. These statements are based on our management’s beliefs and assumptions, which in turn are based on currently available information. These beliefs and assumptions could prove inaccurate. Forward-looking statements involve risks and uncertainties. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Many of these risks and uncertainties are beyond our ability to control or predict. Such risks and uncertainties include, but are not limited to:
•	general economic cycles;

•	competitive conditions in our industry;

•	price deflation in the worldwide apparel industry;

•	our ability to identify and respond to rapidly changing fashion trends and to offer innovative and upgraded products;

•	changes in trade quotas or other trade regulations, including “safeguard” quotas;

•	our ability to continue to finance our working capital and growth on acceptable terms;

•	significant changes in weather patterns (e.g., an unseasonably warm autumn) or natural disasters such as hurricanes, fires or flooding;

•	the price and availability of raw materials and finished goods;

•	the impact of rising energy costs on our costs and consumer spending;

•	our dependence on and relationships with key customers;

•	consolidation among our customer base;

•	the ability of our third party producers to deliver quality products in a timely manner;

•	potential disruptions in the operation of our distribution facilities;

•	any disruption or failure of our computer systems or data network;

•	the integration of our acquired businesses;

•	our ability to successfully implement our growth plans, including growth by acquisition;

•	unforeseen liabilities associated with our acquisitions;

•	economic and political conditions in the foreign countries in which we operate or source our products;

•	increased competition from direct sourcing;

•	our ability to maintain our licenses;

•	our ability to protect our intellectual property and prevent our trademarks, service marks and goodwill from being harmed by competitors’ products;

•	our reliance on key management and our ability to develop effective succession plans;

•	our ability to develop and maintain an effective organizational structure;

•	risks associated with changes in global currency exchange rates;

•	changes in interest rates on our variable rate debt;

•	the impact of labor disputes, wars or acts of terrorism on our business;

•	the effectiveness of our disclosure controls and procedures related to financial reporting;

•	our ability to maintain current pricing on our products given competitive or other factors; and

•	our ability to expand our retail operations.
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

PART I. FINANCIAL INFORMATION
ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OXFORD INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)
(in thousands, except per share amounts)

	Quarter Ended
	September 2, 2005	August 27, 2004
Net sales	$336,478	$264,822
Cost of goods sold	220,446	179,126

Gross profit	116,032	85,696

Selling, general and administrative	88,736	68,328
Amortization of intangible assets	1,853	1,712

	90,589	70,040
Royalties and other operating income	3,261	1,753

Operating income	28,704	17,409

Interest expense, net	6,883	7,921

Earnings before income taxes	21,821	9,488

Income taxes	7,938	3,320

Net earnings	$13,883	$6,168

Earnings per common share:
Basic	$0.80	$0.37
Diluted	$0.79	$0.36

Weighted average common shares outstanding:
Basic	17,391	16,713
Dilutive impact of options, earn-out shares and restricted shares	275	490

Diluted	17,666	17,203

Dividends per common share	$0.135	$0.120

See accompanying notes.

OXFORD INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED EXCEPT FOR JUNE 3, 2005)
(in thousands, except per share amounts)

	September 2, 2005	June 3, 2005	August 27, 2004
Assets
Current Assets:
Cash and cash equivalents	$7,024	$6,499	$11,526
Receivables, net	200,357	197,094	160,485
Inventories	168,558	169,296	143,142
Prepaid expenses	24,210	20,506	19,093

Total current assets	400,149	393,395	334,246
Property, plant and equipment, net	64,903	65,051	54,745
Goodwill, net	190,751	188,563	158,304
Intangible assets, net	234,283	234,854	242,120
Other non-current assets, net	22,789	24,014	24,845

Total Assets	$912,875	$905,877	$814,260

Liabilities and Shareholders’ Equity
Current Liabilities:
Trade accounts payable	$85,221	$105,992	$84,811
Accrued compensation	21,079	31,043	18,787
Additional acquisition cost payable	20,465	25,754	—
Other accrued expenses	31,022	30,890	37,646
Dividends payable	2,301	2,278	1,950
Income taxes payable	10,103	13,085	5,318
Short-term debt and current maturities of long-term debt	4,624	3,407	112,050

Total current liabilities	174,815	212,449	260,562
Long-term debt, less current maturities	315,958	289,123	198,895
Other non-current liabilities	25,737	23,562	12,798
Deferred income taxes	76,494	77,242	80,663
Commitments and contingencies
Shareholders’ Equity:
Preferred Stock, $1.00 par value; 30,000 authorized and none issued and outstanding at September 2, 2005, June 3, 2005 and August 27, 2005	—	—	—
Common stock, $1.00 par value, 60,000 authorized and 17,049 issued and outstanding at September 2, 2005; 60,000 authorized and 16,884 issued and outstanding at June 3, 2005; and 60,000 authorized and 16,756 issued and outstanding at August 27, 2004	17,049	16,884	16,756
Additional paid-in capital	48,931	45,918	42,266
Retained earnings	252,281	240,401	203,308
Accumulated other comprehensive income	1,610	298	(988)

Total shareholders’ equity	319,871	303,501	261,342

Total Liabilities and Shareholders’ Equity	$912,875	$905,877	$814,260

See accompanying notes.

OXFORD INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Quarter Ended
	September 2, 2005	August 27, 2004
Cash Flows from Operating Activities
Net earnings	$13,883	$6,168
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	3,537	3,037
Amortization of intangible assets	1,853	1,712
Amortization of deferred financing costs and bond discount	616	2,459
Loss (gain) on the sale of assets	7	348
Equity income	(164)	(323)
Deferred income taxes	(1,820)	(2,175)
Changes in working capital:
Receivables	(2,983)	40,659
Inventories	945	(823)
Prepaid expenses	(2,860)	1,669
Trade accounts payable	(20,789)	(21,022)
Accrued expenses and other current liabilities	(10,091)	(21,488)
Stock options income tax benefit	1,128	587
Income taxes payable	(3,010)	1,020
Other non-current assets	(996)	(1,410)
Other non-current liabilities	2,168	1,674

Net cash (used in) provided by operating activities	(18,576)	12,092
Cash Flows from Investing Activities
Acquisition, net of cash acquired	(6,569)	(139,626)
Distribution from joint venture investment	1,856	—
Investment in deferred compensation plan	(330)	391
Purchases of property, plant and equipment	(3,473)	(2,488)
Proceeds from sale of property, plant and equipment	6	10

Net cash used in investing activities	(8,510)	(141,713)
Cash Flows from Financing Activities
Repayment of financing arrangements	(73,971)	(58,482)
Proceeds from financing arrangements	101,920	156,139
Payments of debt issuance costs	—	(2,766)
Proceeds from issuance of common shares	2,049	666
Dividends on common shares	(2,278)	(1,946)

Net cash provided by financing activities	27,720	93,611
Net change in cash and cash equivalents	634	(36,010)
Effect of foreign currency translation on cash and cash equivalents	(109)	(33)
Cash and cash equivalents at the beginning of period	6,499	47,569

Cash and cash equivalents at the end of period	$7,024	$11,526

Supplemental Cash Flow Information:
Cash paid for:
Interest, net	$2,574	$9,844
Income taxes	$11,466	$4,321
See accompanying notes.

OXFORD INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
QUARTER ENDED SEPTEMBER 2, 2005
1.	Basis of Presentation: We prepared the accompanying unaudited condensed consolidated financial statements in accordance with the rules and regulations of the Securities and Exchange Commission including the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Such rules and regulations allow us to condense and omit certain information and footnote disclosures normally included in audited financial statements prepared in accordance with accounting principles generally accepted in the United States. We believe these condensed consolidated financial statements reflect all normal, recurring adjustments that are necessary for a fair presentation of our financial position and results of operations for the periods presented. Results of operations for the interim periods presented are not necessarily indicative of results to be expected for the year primarily due to the impact of seasonality on our business. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and financial statements and notes thereto included in our fiscal 2005 Form 10-K. As used in this report, “our,” “us,” “we” and similar phrases refer to Oxford Industries, Inc. and its consolidated subsidiaries; and “fiscal 2005,” “fiscal 2006” and “fiscal 2007” refer to our fiscal years ended or ending on June 3, 2005, June 2, 2006 and June 1, 2007, respectively.
The accounting policies applied during the interim periods presented are consistent with the accounting policies as described in our fiscal 2005 Form 10-K.
Certain amounts in the prior periods’ financial statements, as previously reported, have been reclassified to conform to the current year’s presentation. These reclassifications primarily relate to certain costs of our Ben Sherman Limited (“Ben Sherman”) operations to provide consistency in classification between net sales, cost of goods sold and selling general and administrative expenses. These reclassifications have no impact on net earnings as previously reported.
2.	Inventories: The components of inventories are summarized as follows (in thousands):

	September 2, 2005	June 3, 2005	August 27, 2004
Finished goods	$143,282	$136,686	$116,108
Work in process	8,915	9,238	7,690
Fabric, trim and supplies	16,361	23,372	19,344

Total	$168,558	$169,296	$143,142

3.	Significant Acquisitions: On July 30, 2004, we acquired 100% of the capital stock of Ben Sherman, which we operate as part of our Menswear Group. Ben Sherman is a London-based designer, distributor and marketer of branded sportswear, accessories, and footwear. The purchase price for Ben Sherman was £80 million, or approximately $145 million, plus associated expenses of approximately $3.3 million. The transaction was financed with cash on hand, borrowings from our senior revolving credit facility and unsecured notes payable to the management shareholders of Ben Sherman, both as described in Note 4.
This acquisition, along with the acquisition of Tommy Bahama Group on June 13, 2003, is consistent with one of our key strategic objectives to own major lifestyle brands. The acquisitions provide strategic benefits through growth opportunities and further diversification of our business over distribution channels, price points, product categories and target customers. The results of operations of Ben Sherman are included in our consolidated statements of earnings from the date of the acquisition.
The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition for Ben Sherman (in thousands).

Total purchase price	$149,157

Cash	$7,656
Accounts receivable	25,637
Inventories	24,288
Prepaid expenses	2,841
Goodwill	47,243
Intangible assets	96,500
Property, plant and equipment	3,765
Current liabilities	(29,823)
Deferred taxes	(28,950)

Fair value of net assets acquired	$149,157

The pro forma financial information presented below (in thousands) gives effect to the Ben Sherman acquisition (July 30, 2004) as if the acquisition had occurred as of the beginning of fiscal 2005. The information presented below is for illustrative purposes only and is not indicative of results that would have been achieved if the acquisition had occurred as of the beginning of fiscal 2005 or results which may be achieved in the future.

Quarter Ended August 27, 2004
Net sales	$295,302
Net earnings	$8,952
Net earnings per share
Basic	$0.54
Diluted	$0.52
4.	Debt: The following table details our debt as of the dates specified (in thousands):

	September 2,	June 3,	August 27,
	2005	2005	2004

$280 million U.S. Senior Secured Revolving Credit Facility (“U.S. Revolver”), which accrues interest, unused line fees and letter of credit fees based upon a pricing grid which is tied to certain financial ratios (6.02% at September 2, 2005), requires interest payments monthly with principal due at maturity (July 2009), and is collateralized by substantially all the assets of the company and its domestic subsidiaries	$116,900	$90,100	$98,300

£12 million Senior Secured Revolving Credit Facility (“U.K. Revolver”), which accrues interest at the bank’s base rate plus 1.2% (5.70% at September 2, 2005), requires interest payments monthly with principal payable on demand or at maturity (July 2006), and is collateralized by substantially all the United Kingdom assets of Ben Sherman	1,192	—	7,312

$200 million Senior Unsecured Notes (“Senior Unsecured Notes”), which accrue interest at 8.875% (effective interest rate of 9.0%) and require interest payments semiannually on June 1 and December 1 of each year, with principal due at maturity (June 2011), are subject to certain prepayment penalties and are guaranteed by our domestic subsidiaries	198,982	198,938	198,804

Unsecured Seller Notes (“Seller Notes”), which accrue interest at LIBOR plus 1.2% (5.73% at September 2, 2005), and require interest payments quarterly with principal payable on demand	3,378	3,342	6,312

Other debt, including capital lease obligations with varying terms and conditions, collateralized by the respective assets	130	150	217

Total Debt	320,582	292,530	310,945

Short-term Debt	4,624	3,407	112,050

Long-term Debt	315,958	289,123	198,895

On July 28, 2004, the U.S. Revolver was amended to increase the line of credit from $275 million to $280 million, to eliminate the asset borrowing base calculation to determine availability and to adjust the amount that certain lenders were committed to loan among other changes. Approximately $1.8 million of unamortized deferred financing costs were expensed as a result of the amendment, which were included in interest expense in the consolidated statement of earnings during the quarter ended August 27, 2004. Additionally, the terms and conditions of certain related agreements were modified in November 2004, including a change to a springing lock-box agreement, which resulted in amounts outstanding under the facility requiring classification as long-term debt subsequent to the modification. In September 2005, we amended the U.S. Revolver to remove certain items from the definition of Restricted Payments, as defined.
The U.S. Revolver, the U.K. Revolver and the Senior Unsecured Notes each include certain debt covenant restrictions that require us or our subsidiaries to maintain certain financial ratios that are customary for similar facilities. The U.S. Revolver also includes limitations on certain restricted payments such as earn-outs and, prior to the amendment in September 2005, included certain restrictions on payment of dividends and prepayment of debt. As of September 2, 2005, we were compliant with all financial covenants and restricted payment clauses related to our debt agreements.
As of September 2, 2005, approximately $109.4 million and $2.5 million of trade letters of credit and other limitations on availability were outstanding against the U.S. Revolver and the U.K. Revolver, respectively. The net availability under our U.S. Revolver and U.K. Revolver was approximately $53.7 million and $18.4 million, respectively as of September 2, 2005.
5.	Shareholders’ Equity: We have chosen to account for stock-based compensation to employees using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock-Based Compensation.” Certain pro forma and other disclosures related to stock-based compensation plans are presented below as if compensation cost of options granted had been determined in accordance with the fair value provisions of the Statement of Financial Accounting Standards Board Statement No. 123, “Accounting for Stock-Based Compensation.”

	Quarter Ended
	September 2,	August 27,
	2005	2004
	(in thousands)

Net earnings as reported	$13,883	$6,168

Add: Stock-based employee compensation recognized in reported net income, net of related tax effects	376	—
Deduct: Employee compensation expense, net of related tax effects	(568)	(209)

Pro forma net earnings	$13,691	$5,959
Basic earnings per share — as reported	$0.80	$0.37
Basic earnings per share — pro forma	$0.79	$0.36
Diluted earnings per share — as reported	$0.79	$0.36
Diluted earnings per share — pro forma	$0.78	$0.35

During the quarter ended September 2, 2005, we issued 0.2 million shares related to the exercise of stock options by employees and the issuance of certain restricted shares to employees for the fiscal 2005 performance awards. Additionally, during the quarter ended September 2, 2005, 0.1 million performance based shares were granted to certain employees subject to certain operating performance measures being met for the fiscal year ending June 2, 2006 and the employee being employed by us on June 2, 2009. We did not repurchase any shares during the quarter ended September 2, 2005.
Other comprehensive income (loss) which is comprised of the effects of foreign currency translation adjustments for the quarters ended September 2, 2005 and August 27, 2004 was $1.3 million and ($1.0 million), respectively, net of income taxes of $0.7 million and ($0.3 million), respectively. For the quarters ended September 2, 2005 and August 27, 2004, total comprehensive income consisting of net earnings as reported in our statement of earnings and the effect of foreign currency translation adjustments was $15.2 million and $5.2 million, respectively, net of income taxes.

6.	Segment Information: We have three operating segments for purposes of allocating resources and assessing performance which are based on products distributed. The Menswear Group produces branded and private label dress shirts, sport shirts, dress slacks, casual slacks, suits, sport coats, suit separates, walk shorts, golf apparel, outerwear, sweaters, jeans, swimwear, footwear and headwear, licenses its brands for accessories and other products and operates retail stores. The Womenswear Group produces private label women’s sportswear separates, coordinated sportswear, outerwear, dresses and swimwear. The Tommy Bahama Group produces lifestyle branded casual apparel, operates retail stores and restaurants, and licenses its brands for accessories, footwear, furniture and other products. The head of each operating segment reports to the chief operating decision maker.

Corporate and Other is a reconciling category for reporting purposes and includes our corporate offices, substantially all financing activities, LIFO inventory accounting adjustments, certain revenue reserves and costs that are not allocated to the operating groups. LIFO inventory calculations are made on a legal entity basis which does not correspond to our segment definitions. Therefore, LIFO inventory accounting adjustments are not allocated to the operating segments. Total assets for corporate and other includes the LIFO inventory reserve of $37.3 million, $37.3 million and $35.5 million at September 2, 2005, June 3, 2005 and August 27, 2004, respectively. The information below presents certain information about our segments:

	Quarter Ended
	September 2, 2005	August 27, 2004
	(in thousands)
Net Sales
Menswear Group	$177,076	$118,737
Womenswear Group	68,003	52,458
Tommy Bahama Group	91,544	93,462
Corporate and Other	(145)	165

Total	$336,478	$264,822

Depreciation
Menswear Group	$944	$835
Womenswear Group	36	56
Tommy Bahama Group	2,456	2,055
Corporate and Other	101	91

Total	$3,537	$3,037

Amortization of intangible assets
Menswear Group	$811	$312
Womenswear Group	—	9
Tommy Bahama Group	1,042	1,391
Corporate and Other	—	—

Total	$1,853	$1,712

Operating Income
Menswear Group	$15,004	$8,921
Womenswear Group	3,905	(966)
Tommy Bahama Group	14,357	11,916
Corporate and Other	(4,562)	(2,462)

Total	$28,704	$17,409
Interest expense, net	6,883	7,921

Earnings before taxes	$21,821	$9,488

	September 2, 2005	June 3, 2005	August 27, 2004
	(in thousands)
Assets
Menswear Group	$452,694	$412,461	$380,858
Womenswear Group	72,898	79,678	63,632
Tommy Bahama Group	386,977	412,441	376,254
Corporate and Other	306	1,297	(6,484)

Total	$912,875	$905,877	$814,260

7.	Consolidating Financial Data of Subsidiary Guarantors: Our Senior Unsecured Notes are guaranteed by our wholly owned domestic subsidiaries (“Subsidiary Guarantors”). All guarantees are full and unconditional. Non-guarantors consist of our subsidiaries which are organized outside the United States. Set forth below are our condensed consolidating balance sheets as of September 2, 2005, June 3, 2005 and August 27, 2004 as well as our condensed consolidating statements of earnings and statements of cash flows for the quarters ended September 2, 2005 and August 27, 2004 (in thousands).
OXFORD INDUSTRIES, INC.
CONDENSED CONSOLIDATING BALANCE SHEETS
September 2, 2005

	Oxford		Subsidiary
	Industries	Subsidiary	Non-	Consolidating	Consolidated
	(Parent)	Guarantors	Guarantors	Adjustments	Total
ASSETS
Current Assets:
Cash and cash equivalents	$4,317	$938	$1,768	$1	$7,024
Receivables, net	120,316	61,338	66,097	(47,394)	200,357
Inventories	106,813	42,427	19,961	(643)	168,558
Prepaid expenses	11,742	6,170	6,298	—	24,210

Total current assets	243,188	110,873	94,124	(48,036)	400,149
Property, plant and equipment, net	12,037	44,237	8,629	—	64,903
Goodwill, net	1,847	139,910	48,994	—	190,751
Intangible assets, net	1,480	140,123	92,680	—	234,283
Other non-current assets net	647,654	148,327	1,774	(774,966)	22,789

Total Assets	$906,206	$583,470	$246,201	$(823,002)	$912,875

LIABILITIES AND SHAREHOLDERS’ EQUITY
Total current liabilities	118,172	54,595	49,205	(47,157)	174,815
Long term debt, less current portion	315,939	19	—	—	315,958
Non-current liabilities	148,122	(120,709)	107,619	(109,295)	25,737
Deferred income taxes	4,102	43,428	28,964	—	76,494
Total Shareholders’/invested equity	319,871	606,137	60,413	(666,550)	319,871

Total Liabilities and Shareholders’ Equity	$906,206	$583,470	$246,201	$(823,002)	$912,875

OXFORD INDUSTRIES, INC.
CONDENSED CONSOLIDATING BALANCE SHEETS
June 3, 2005

	Oxford		Subsidiary
	Industries	Subsidiary	Non-	Consolidating	Consolidated
	(Parent)	Guarantors	Guarantors	Adjustments	Total
ASSETS
Current Assets:
Cash and cash equivalents	$2,713	$1,859	$1,900	$27	$6,499
Receivables, net	114,832	61,635	61,942	(41,315)	197,094
Inventories	97,398	51,836	20,522	(460)	169,296
Prepaid expenses	10,895	5,748	3,863	—	20,506

Total current assets	225,838	121,078	88,227	(41,748)	393,395
Property, plant and equipment, net	11,896	44,844	8,311	—	65,051
Goodwill, net	1,847	139,910	46,806	—	188,563
Intangible assets, net	210	141,165	93,479	—	234,854
Other non-current assets net	631,205	149,640	1,406	(758,237)	24,014

Total Assets	$870,996	$596,637	$238,229	$(799,985)	$905,877

LIABILITIES AND SHAREHOLDERS’ EQUITY
Total current liabilities	127,435	76,847	49,198	(41,031)	212,449
Long term debt, less current portion	289,100	23	—	—	289,123
Non-current liabilities	146,922	(118,451)	104,288	(109,197)	23,562
Deferred income taxes	4,038	44,239	28,965	—	77,242
Total Shareholders’/invested equity	303,501	593,979	55,778	(649,757)	303,501

Total Liabilities and Shareholders’ Equity	$870,996	$596,637	$238,229	$(799,985)	$905,877

CONDENSED CONSOLIDATING BALANCE SHEETS
August 27, 2004

	Oxford		Subsidiary
	Industries	Subsidiary	Non-	Consolidating	Consolidated
	(Parent)	Guarantors	Guarantors	Adjustments	Total
ASSETS
Current Assets:
Cash and cash equivalents	$4,926	$1,976	$4,597	$27	$11,526
Receivables, net	92,992	47,290	61,524	(41,321)	160,485
Inventories	72,682	48,933	21,669	(142)	143,142
Prepaid expenses	8,176	7,360	3,557	—	19,093

Total current assets	178,776	105,559	91,347	(41,436)	334,246
Property, plant and equipment, net	13,403	33,441	7,901	—	54,745
Goodwill, net	1,847	114,156	42,301	—	158,304
Intangible assets, net	239	145,683	96,198	—	242,120
Other non-current assets net	562,015	150,148	1,590	(688,908)	24,845

Total Assets	$756,280	$548,987	$239,337	$(730,344)	$814,260

LIABILITIES AND SHAREHOLDERS’ EQUITY
Total current liabilities	190,541	65,218	46,844	(42,041)	260,562
Long term debt, less current portion	198,841	54	—	—	198,895
Non-current liabilities	101,640	(84,403)	112,703	(117,142)	12,798
Deferred income taxes	3,916	47,766	28,991	(10)	80,663
Total Shareholders’/invested equity	261,342	520,352	50,799	(571,151)	261,342

Total Liabilities and Shareholders’ Equity	$756,280	$548,987	$239,337	$(730,344)	$814,260

OXFORD INDUSTRIES, INC.
CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS
Quarter Ended September 2, 2005

	Oxford		Subsidiary
	Industries	Subsidiary	Non-	Consolidating	Consolidated
	(Parent)	Guarantors	Guarantors	Adjustments	Total
Net Sales	$187,312	$121,121	$46,596	$(18,551)	$336,478
Cost of goods sold	146,877	58,051	21,191	(5,673)	220,446

Gross Profit	40,435	63,070	25,405	(12,878)	116,032
Selling, general and administrative	34,253	49,075	20,570	(13,309)	90,589
Royalties and other income	(150)	1,930	1,481	—	3,261

Operating Income	6,032	15,925	6,316	431	28,704
Interest (income) expense, net	6,754	(2,475)	1,990	614	6,883
Income from equity investment	15,468	79	—	(15,547)	—

Earnings Before Income Taxes	14,746	18,479	4,326	(15,730)	21,821
Income Taxes	693	6,154	1,105	(14)	7,938

Net Earnings	$14,053	$12,325	$3,221	$(15,716)	$13,883

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW
Quarter Ended September 2, 2005

	Oxford		Subsidiary
	Industries	Subsidiary	Non-	Consolidating	Consolidated
	(Parent)	Guarantors	Guarantors	Adjustments	Total
Cash Flows From Operating Activities
Net cash (used in) provided by operating activities	$(17,597)	$2,886	$(3,941)	$76	$(18,576)
Cash Flows from Investing Activities
Acquisitions	(6,569)	—	—	—	(6,569)
Distribution from joint venture investment	—	1,856	—	—	1,856
Investment in deferred compensation Plan	—	(330)	—	—	(330)
Purchases of property, plant and equipment	(946)	(1,936)	(591)	—	(3,473)
Proceeds from sale of property, plant and equipment	6	—	—	—	6

Net cash (used in) investing activities	(7,509)	(410)	(591)	—	(8,510)
Cash Flows from Financing Activities
Change in debt	26,790	(9)	1,168	—	27,949
Proceeds from issuance of common stock	2,049	—	—	—	2,049
Change in intercompany payable	149	(3,388)	3,341	(102)	—
Dividends on common stock	(2,278)	—	—	—	(2,278)

Net cash (used in) provided by financing activities	26,710	(3,397)	4,509	(102)	27,720

Net change in Cash and Cash Equivalents	1,604	(921)	(23)	(26)	634
Effect of foreign currency translation	—	—	(109)	—	(109)
Cash and Cash Equivalents at the Beginning of Period	2,713	1,859	1,900	27	6,499

Cash and Cash Equivalents at the End of Period	$4,317	$938	$1,768	$1	$7,024

OXFORD INDUSTRIES, INC.
CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS
Quarter Ended August 27, 2004

	Oxford		Subsidiary
	Industries	Subsidiary	Non-	Consolidating	Consolidated
	(Parent)	Guarantors	Guarantors	Adjustments	Total
Net Sales	$146,978	$108,735	$24,513	$(15,404)	$264,822
Cost of goods sold	117,795	54,316	9,387	(2,372)	179,126

Gross Profit	29,183	54,419	15,126	(13,032)	85,696
Selling, general and administrative	28,385	42,480	11,811	(12,636)	70,040
Royalties and other income	—	1,369	384	—	1,753

Operating Income	798	13,308	3,699	(396)	17,409
Interest (income) expense, net	8,522	(1,087)	737	(251)	7,921
Income from equity investment	12,773	44	—	(12,817)	—

Earnings Before Income Taxes	5,049	14,439	2,962	(12,962)	9,488
Income Taxes	(1,264)	3,810	774	—	3,320

Net Earnings	$6,313	$10,629	$2,188	$(12,962)	$6,168

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW
Quarter Ended August 27, 2004

	Oxford		Subsidiary
	Industries	Subsidiary	Non-	Consolidating	Consolidated
	(Parent)	Guarantors	Guarantors	Adjustments	Total
Cash Flows From Operating Activities
Net cash (used in) provided by operating activities	$(4,744)	$12,575	$(3,558)	$7,819	$12,092
Cash Flows from Investing Activities
Acquisitions, net of cash acquired	(147,282)	(32,612)	(134,155)	174,423	(139,626)
Investment in deferred compensation Plan	—	391	—	—	391
Purchases of property, plant and equipment	(304)	(2,158)	(27)	1	(2,488)
Proceeds from sale of property, plant and equipment	5	5	—	—	10

Net cash (used in) provided by investing activities	(147,581)	(34,374)	(134,182)	174,424	(141,713)
Cash Flows from Financing Activities
Change in debt	98,364	(109,192)	108,483	2	97,657
Proceeds from issuance of common stock	666	141,807	32,616	(174,423)	666
Deferred financing costs	(2,766)	—	—	—	(2,766)
Change in intercompany payable	9,508	(10,278)	8,540	(7,770)	—
Dividends on common stock	6,074	—	(7,993)	(27)	(1,946)

Net cash (used in) provided by financing activities	111,846	22,337	141,646	(182,218)	93,611

Net change in Cash and Cash Equivalents	(40,479)	538	3,906	25	(36,010)
Effect of foreign currency translation	—	—	(33)	—	(33)
Cash and Cash Equivalents at the Beginning of Period	45,405	1,438	724	2	47,569

Cash and Cash Equivalents at the End of Period	$4,926	$1,976	$4,597	$27	$11,526

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with our “Unaudited Condensed Consolidated Financial Statements” and the “Notes to Unaudited Condensed Consolidated Financial Statements” contained in this report and the “Consolidated Financial Statements,” “Notes to Consolidated Financial Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our fiscal 2005 Form 10-K.
OVERVIEW
We generate revenues and cash flow through the design, production, distribution and sale of branded and private label consumer apparel for men, women, and children and the licensing of company owned trademarks. Our principal markets and customers are located primarily in the United States. We source more than 95% of our products through third party producers, but also manufacture certain of our products in manufacturing facilities owned directly by us and through joint venture arrangements. We primarily distribute our products through our wholesale customers including chain stores, department stores, specialty stores, mail order, mass merchants and also through our own retail stores for some brands.
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
The most significant event impacting our results for the quarter ended September 2, 2005 as compared to the quarter ended August 27, 2004 is the inclusion of the operations of Ben Sherman, which we operate as part of our Menswear Group, for the entire quarter ended September 2, 2005. Ben Sherman was included in the results of operations from the date of acquisition, July 30, 2004, through the end of the quarter ended August 27, 2004 (one month). We acquired Ben Sherman for approximately $145 million, plus associated expenses, as discussed in Note 3 of our condensed consolidated financial statements contained in this report. Ben Sherman is a London-based designer, distributor and marketer of branded sportswear, accessories, and footwear. The transaction was financed with cash on hand, borrowings under our U.S. Revolver and certain Seller Notes (each described in Note 4 of our condensed consolidated financial statements contained in this report). In connection with this acquisition, our U.S. Revolver was amended and restated to provide the necessary flexibility to finance the acquisition. This acquisition has had and is expected to continue to have a positive impact on the amount of cash flows generated from operating activities.
During fiscal 2006, we have continued to see increases in net sales and operating results. We generated diluted earnings per share of $0.79 and $0.36 during the quarters ended September 2, 2005 and August 27, 2004, respectively. The increases in net sales and earnings per share were primarily a result of the ownership of Ben Sherman for the entire quarter in fiscal 2006 compared to only one month in fiscal 2005, increased operating margins in the Tommy Bahama Group, growth in the historical Menswear business, growth in the Womenswear segment and a higher percentage of our sales being branded rather than private label.
RESULTS OF OPERATIONS
The following tables set forth the line items in the consolidated statements of earnings data both in dollars and as a percentage of net sales. The tables also set forth the percentage change of the data as compared to the prior year. We have calculated all percentages based on actual data, but percentage columns may not add due to rounding. Individual line items of our consolidated statements of earnings may not be directly comparable to those of our competitors, as statement of earnings classification of certain revenues and expenses may vary by company. The results of operations of Ben Sherman are included in our consolidated statements of earnings from the date of acquisition.

	Quarter Ended
	September 2, 2005	August 27, 2004	% Change
	(in thousands)
Net sales	$336,478	$264,822	27.1%
Cost of goods sold	220,446	179,126	23.1%

Gross profit	116,032	85,696	35.4%
Selling, general and administrative	88,736	68,328	29.9%
Amortization of intangible assets	1,853	1,712	8.2%
Royalties and other operating income	3,261	1,753	86.0%

Operating income	28,704	17,409	64.9%
Interest expense, net	6,883	7,921	(13.1%)

Earnings before income taxes	21,821	9,488	130.0%
Income taxes	7,938	3,320	139.1%

Net earnings	$13,883	$6,168	125.1%

	Quarter Ended
	September 2, 2005	August 27, 2004
	(as a percentage of net sales)
Net sales	100.0%	100.0%
Cost of goods sold	65.5%	67.6%

Gross profit	34.5%	32.4%
Selling, general and administrative	26.4%	25.8%
Amortization of intangibles	0.6%	0.6%
Royalties and other operating income	1.0%	0.7%

Operating income	8.5%	6.6%
Interest expense, net	2.0%	3.0%

Earnings before income taxes	6.5%	3.6%
Income taxes	2.4%	1.3%

Net earnings	4.1%	2.3%

TOTAL COMPANY
The discussion below compares our results of operations for the quarter ended September 2, 2005 (the first quarter of fiscal 2006) to the quarter ended August 27, 2004 (the first quarter of fiscal 2005). Each percentage change provided below reflects the change between these periods unless indicated otherwise.
Net sales increased by $71.7 million, or 27.1%, in the first quarter of fiscal 2006. The increase was primarily due to:
•	Ben Sherman, which provided approximately $44.2 million of net sales in fiscal 2006 compared to $16.6 million during the month of August in fiscal 2005.

•	The unit sales increase of 32.1%, primarily attributable to the increases in dress, knit and woven shirts, new initiatives in the Menswear Group, increases in the Womenswear Group and the inclusion of Ben Sherman for the full quarter.
These increases were offset in part by an average selling price per unit decline of 3.7%, primarily attributable to the shift in product mix due to the increase in Womenswear sales and lower priced Menswear products (primarily dress shirts sold to the discount channel) and a decrease in wholesale branded sales by the Tommy Bahama Group, which was partially offset by the increase in Ben Sherman sales and the increase in Tommy Bahama retail sales.
Gross profit increased 35.4% in the first quarter of fiscal 2006. The increase was due to higher sales and higher gross margins. Gross margins increased from 32.4% during the first quarter of fiscal 2005 to 34.5% during the first quarter of fiscal 2006. The increase was primarily due to:
•	The increased retail sales of the Tommy Bahama Group, which has higher gross margins.

•	The benefit of the operations of Ben Sherman, which has higher gross margins, for the entire quarter in fiscal 2006.

•	Improved product sourcing.
These increases were partially offset by an increase in certain lower margin businesses in the Menswear Group related to new replenishment programs (primarily dress shirts sold to the discount channel).

Gross profit and gross margins for the current period will not necessarily be indicative of future periods as the mix between branded and private label products may vary as a result of recent acquisitions and due to the impact of seasonality on our sales during the year, among other factors.
Selling, general and administrative expenses, or SG&A, increased 29.9% during the first quarter of fiscal 2006. SG&A was 26.4% of net sales in the first quarter of fiscal 2006 compared to 25.8% of net sales in the first quarter of fiscal 2005. The increase in SG&A was primarily due to the higher SG&A expense structure associated with our recently acquired Ben Sherman branded business, additional Tommy Bahama retail stores and expenses associated with the start-up of new marketing initiatives in the Menswear Group.
SG&A and SG&A as a percentage of sales for the current period will not necessarily be indicative of future periods as the mix between branded and private label products may vary and due to the impact of seasonality, among other factors.
Amortization of intangible assets increased 8.2% in the first quarter of fiscal 2006. The increase was due to $0.8 million of amortization of intangible assets in fiscal 2006 compared to $0.3 million in fiscal 2005 related to the Ben Sherman acquisition, partially offset by $0.3 million less amortization expense related our 2003 acquisition of the Tommy Bahama Group. We expect that amortization of intangible assets will decrease slightly in future periods as some shorter lived intangible assets related to our acquisitions become fully amortized.
Royalties and other operating income increased 86.0% in the first quarter of fiscal 2006. We derive licensing income through licensing our trademarks across a range of categories that complement our current product offerings. The increase was primarily due to the benefit of licensing related to our Ben Sherman brand for an entire quarter in fiscal 2006 as well as higher licensing income from existing and additional licenses for the Tommy Bahama brand. Additionally, during fiscal 2006, we recognized a gain of approximately $0.3 million related to the sale of substantially all the assets of Paradise Shoe, a 50% owned joint venture which was the licensee of Tommy Bahama shoes. We anticipate that royalties income will increase in future years as the number of licenses increases, but will be subject to the impact of seasonality as it relates to the licensed products specifically.
Interest expense, net decreased 13.1% in the first quarter of fiscal 2006. The decrease in interest expense was primarily due to the non-recurring $1.8 million charge recognized in the first quarter of fiscal 2005 related to the refinancing of our U.S. Revolver in July 2004, partially offset by the higher debt levels outstanding during fiscal 2006. Interest expense in future periods will depend upon the interest rate during the period as well as the total amount of debt outstanding during the period.
Income taxes were at an effective tax rate of 36.4% for the first quarter of fiscal 2006 compared to 35.0% for the first quarter of fiscal 2005. Variations in the effective tax rate were primarily attributable to refunds of prior year taxes and a decrease in certain contingent tax liabilities during fiscal 2005. The effective tax rate for the first quarter of fiscal 2006 is not necessarily indicative of the effective tax rate that would be expected in future periods.
SEGMENT RESULTS OF OPERATIONS
We have three operating segments for purposes of allocating resources and assessing performance which are based on products distributed. The Menswear Group produces branded and private label dress shirts, sport shirts, dress slacks, casual slacks, suits, sport coats, suit separates, walk shorts, golf apparel, outerwear, sweaters, jeans, swimwear, footwear and headwear, licenses its brands for accessories and other products and operates retail stores. The Womenswear Group produces private label women’s sportswear separates, coordinated sportswear, outerwear, dresses and swimwear. The Tommy Bahama Group produces lifestyle branded casual attire, operates retail stores and restaurants, and licenses its brands for accessories, footwear, furniture, and other products. The head of each operating segment reports to the chief operating decision maker.
Corporate and Other is a reconciling category for reporting purposes and includes our corporate offices, substantially all financing activities, LIFO inventory accounting adjustments, certain revenue reserves and other costs that are not allocated to the operating groups. LIFO inventory calculations are made on a legal entity basis which do not correspond to our segment definitions. The information below presents certain information about our segments:

	Quarter Ended
	September 2, 2005	August 27, 2004	% Change
	(in thousands)
Net Sales
Menswear Group	$177,076	$118,737	49.1%
Womenswear Group	68,003	52,458	29.6%
Tommy Bahama Group	91,544	93,462	(2.1%)
Corporate and Other	(145)	165	N/A

Total Net Sales	$336,478	$264,822	27.1%

	Quarter Ended
	September 2, 2005	August 27, 2004	% Change
	(in thousands)
Operating Income
Menswear Group	$15,004	$8,921	68.2%
Womenswear Group	3,905	(966)	N/A
Tommy Bahama Group	14,357	11,916	20.5%
Corporate and Other	(4,562)	(2,462)	(85.3%)

Total Operating Income	$28,704	$17,409	64.9%

For further information regarding our segments, see Note 6 to our unaudited condensed consolidated financial statements included in this report.
The discussion below compares our results of operations for the first quarter of fiscal 2006 compared to our results of operations for the first quarter of fiscal 2005. Each percentage change provided below reflects the change for the quarter between these periods unless indicated otherwise.
Menswear Group
The Menswear Group reported a 49.1% increase in net sales in the first quarter of fiscal 2006. The increase was primarily due to:
•	Ben Sherman, which provided approximately $44.2 million of net sales in fiscal 2006 compared to $16.6 million during the month of August in fiscal 2005.

•	The unit sales increase of 39.6% for the group, without considering the Ben Sherman operations, from new marketing initiatives in dress, knit and woven shirts.
These increases were offset in part by an average selling price per unit decline of 5.8% including Ben Sherman and 7.0% excluding Ben Sherman, primarily as a result of a change in product mix to lower priced dress shirt products.
The Menswear Group reported a 68.2% increase in operating income in the first quarter of fiscal 2006. The increase in operating income was primarily due to the benefit of the operations of Ben Sherman, which has higher operating profit margins, for the entire quarter in fiscal 2006 and the increase in sales volume in our historical menswear business.
Womenswear Group
The Womenswear Group, which primarily operates in the discount distribution channel, reported a 29.6% increase in net sales in the first quarter of fiscal 2006. The change was primarily due to:
•	The unit sales increase of 23.2%.

•	The average selling price per unit increase of 9.2% primarily due to a change in product mix.
The Womenswear Group reported an increase in operating income of $4.9 million in the first quarter of fiscal 2006. The change was primarily due to a greater focus on improved product sourcing, leveraging of SG&A over a higher sales base and only accepting programs that meet certain profitability hurdles.

Tommy Bahama Group
The Tommy Bahama Group reported a 2.1% decline in net sales in the first quarter of fiscal 2006. The decline was due to:
•	A decrease in dollar and unit sales in the wholesale branded business.

•	Exiting the private label business in fiscal 2005.
These declines were partially offset by:
•	The average selling price per unit increase of 0.8% excluding the private label business, primarily due to increased retail sales.

•	An increase in the number of retail stores from 45 at the end of the first quarter of fiscal 2005 to 55 at the end of the first quarter of fiscal 2006.
The Tommy Bahama Group reported an increase of 20.5% in operating income in the first quarter of fiscal 2006. The increase in operating income was primarily due to:
•	Improvements in gross margins due to higher retail sales and improved inventory management and product sourcing.

•	Exiting the private label business which provides lower margins.

•	Reduced amortization expense related to intangible assets.

•	Increased royalty and other income from existing licenses and the gain from the disposition of assets of Paradise Shoe.
Corporate and Other
The Corporate and Other operating loss increased $2.1 million in the first quarter of fiscal 2006. The increase in the operating loss was primarily due to increased parent company costs and increased bad debt expense partially offset by LIFO inventory accounting.
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
Cash and cash equivalents on hand was $7.0 million at September 2, 2005 compared to $11.5 million at August 27, 2004.
Operating Activities
Quarter ended September 2, 2005
During the quarter ended September 2, 2005, our operations used $18.6 million of cash compared to generating $12.1 million of cash during the quarter ended August 27, 2004. The decrease in operating cash flows was primarily a result of the changes in working capital accounts including trade accounts payable, accrued expenses, prepaid expenses, receivables and income taxes payable from the balances at June 3, 2005. These changes were partially offset by receiving a full quarter’s benefit of Ben Sherman during the quarter ended September 2, 2005 compared to one month during the quarter ended August 27, 2004.

Receivables were $200.4 million and $160.5 million at September 2, 2005 and August 27, 2004, respectively, representing an increase of 25%. The increase in receivables was primarily a result of the 27% increase in net sales during the quarter ended September 2, 2005 compared to the quarter ended August 27, 2004. Days sales outstanding for our accounts receivable balances, excluding retail receivables, was 59 days at September 2, 2005 and August 27, 2004.
Inventories were $168.6 million and $143.1 million at September 2, 2005 and August 27, 2004, respectively. The increase in inventories was primarily a result of an increase in inventories on hand in our Menswear Group to support certain replenishment programs and higher anticipated sales in the near term. Our replenishment program inventory in the Menswear Group is higher than our optimal level, however, we anticipate this excess to decrease in the future as the programs stabilize. These increases were partially offset by a reduction of inventory in our Womenswear Group and Tommy Bahama Group as we have lower levels of excess inventories on hand at September 2, 2005 compared to August 27, 2004 and generally purchased inventory later in fiscal 2006. Our days supply of inventory on hand, calculated on a trailing twelve month average using a FIFO basis, was 82 days at September 2, 2005 compared to 74 days at August 27, 2004.
Current liabilities, which primarily consist of payables arising out of our operating activities, were $174.8 million and $260.6 million at September 2, 2005 and August 27, 2004, respectively. The decrease was primarily due to the classification of our U.S. Revolver, which had a balance of $98.3 million at August 27, 2004, as non-current in fiscal 2006 as a result of an amendment to the agreement during the second quarter of fiscal 2005 and an approximately $9.0 million decrease in debt levels related to our U.K. Revolver and Seller Notes in fiscal 2006. These decreases in current liabilities were partially offset by the additional acquisition cost payable of $20.5 million at September 2, 2005 as only a portion of the fiscal 2005 earn-out payment related to the Tommy Bahama Group acquisition was paid during the first quarter of fiscal 2006. However, the entire payment for the fiscal 2004 earn-out payment was made during the quarter ended August 27, 2004. Substantially all the remaining liability at September 2, 2005 will be settled through the issuance of shares of our common stock. Also, income taxes payable is higher due to the higher earnings in fiscal 2006.
Deferred income tax liabilities were $76.5 million and $80.7 million at September 2, 2005 and August 27, 2004, respectively. The decrease was primarily a result of changes in property, plant and equipment basis differences, amortization of acquired intangibles, deferred rent and deferred compensation balances.
Other non-current liabilities, which primarily consist of deferred rent and deferred compensation amounts, were $25.7 million and $12.8 million at September 2, 2005 and August 27, 2004, respectively. The increase was primarily due to the recognition of deferred rent, for existing and new lease agreements, during the last three quarters of fiscal 2005 and the first quarter of fiscal 2006 as well as the deferral of certain compensation payments to our executives in accordance with our deferred compensation plans.
Quarter ended August 27, 2004
During the quarter ended August 27, 2004, we generated cash flows from operations of $12.1 million. This cash was generated primarily from the sale of our products net of cash paid for the cost of goods sold, general and administrative operating expenses, interest expense and inventory. Working capital changes included increased inventories, decreased trade payables and decreased accrued expenses offset by decreased accounts receivable. The inventory increase occurred in our Tommy Bahama businesses to support increased sales. Trade payables decreased primarily due to the timing of inventory purchases. The decline in accrued expenses was primarily due to incentive compensation accrued at the end of fiscal 2004 and paid in the first quarter of fiscal 2005. The accounts receivable decline was due to the decline in sales in the last two months of the first quarter of fiscal 2005 compared to the last two months of the fourth quarter of fiscal 2004. The inventory decline occurred in our pre-acquisition businesses. Trade payables increased primarily due to extended payment terms on letter of credit purchasing commitments with suppliers of finished goods. The increase in accrued expenses was primarily due to accrued interest on the senior notes. The accounts receivable increase was due to the increase in sales in the fourth quarter.
Our working capital ratio, which is calculated by dividing total current assets by total current liabilities, was 2.29:1 and 1.28:1 at September 2, 2005 and August 27, 2004, respectively. The improvement was due to the changes in the individual asset and liability categories, with the most significant factors being the different classification of our U.S. Revolver between the two periods and the significant increase in accounts receivable and inventory, which were partially offset by the increase in the acquisition payable, each as discussed above.

Investing Activities
During the quarter ended September 2, 2005, investing activities used $8.5 million in cash, consisting of approximately $5.3 million of earn-out payments in the first quarter of fiscal 2006 related to the fiscal 2004 Tommy Bahama Group acquisition and approximately $1.3 million for the acquisition of Solitude, a California lifestyle trademark. Additionally, approximately $3.5 million of capital expenditures were incurred primarily related to new Tommy Bahama and Ben Sherman retail stores. These investments were partially offset by $1.9 million of proceeds received from our Paradise Shoe equity investment as a result of Paradise Shoe selling its assets.
During the quarter ended August 27, 2004, investing activities used $141.7 million in cash, consisting of approximately $134.2 million (net of cash acquired) for the acquisition of Ben Sherman as well as payments in the first quarter of fiscal 2005 of approximately $5.5 million related to the Tommy Bahama Group acquisition. Additionally, we incurred capital expenditures of $2.5 million primarily related to new Tommy Bahama retail stores and capital expenditures for computer equipment and software.
Non-current assets including property, plant and equipment, goodwill, intangible assets and other non-current assets increased primarily as a result of the fiscal 2005 earn-out related to the Tommy Bahama acquisition, additional consideration and transaction costs associated with the Ben Sherman acquisition and capital expenditures for our retail stores, which were partially offset by depreciation and amortization of our fixed assets and intangible assets.
Financing Activities
During the quarter ended September 2, 2005, financing activities provided approximately $27.7 million in cash, primarily from additional borrowings, net of repayments, under our U.S. Revolver in fiscal 2006 to fund our investments and working capital needs during the period. Additionally, $2.0 million of cash was provided by the issuance of common stock upon the exercise of employee stock options, and cash was used for the payment of $2.3 million of quarterly dividends on our common shares.
During the quarter ended August 27, 2004, financing activities generated $93.6 million in cash. Substantially all of these proceeds represent the funding from the U.S. Revolver to finance the Ben Sherman acquisition on July 30, 2004, partially offset by the $2.8 million paid in the quarter ended August 27, 2004 related to the refinancing of the U.S. Revolver. Additionally, $0.7 million of cash were provided by the issuance of common stock upon the exercise of employee stock options. These cash proceeds were partially offset by the use of cash to pay $1.9 million of dividends on our common stock.
On September 5, 2005, we paid a cash dividend of $0.135 per share to shareholders of record as of August 22, 2005. We expect to pay dividends in future quarters. However, we may decide to discontinue or modify the dividend payment at any time if we determine that other uses of our capital, including, but not limited to, payment of debt outstanding or funding of future acquisitions, may be in our best interest or if our expectations of future cash flows and future cash needs outweigh the ability to pay a dividend. Additionally, we may borrow to fund dividends in the short term based on our expectations of operating cash flows in future periods. All cash flow from operations will not necessarily be paid out as dividends in all periods.
Debt was $320.6 million and $310.9 million at September 2, 2005 and August 27, 2004, respectively. The increase was primarily due to the funding of higher inventory levels at September 2, 2005 and higher sales in the quarter ended September 2, 2005 compared to the same quarter in the prior year.

Liquidity and Capital Resources
The table below provides a description of our significant financing arrangements (in thousands):

September 2, 2005

$280 million U.S. Senior Secured Revolving Credit Facility (“U.S. Revolver”), which accrues interest, unused line fees and letter of credit fees based upon a pricing grid which is tied to certain financial ratios (6.02% at September 2, 2005), requires interest payments monthly with principal due at maturity (July 2009), and is collateralized by substantially all the assets of the company and its domestic subsidiaries	$116,900

£12 million Senior Secured Revolving Credit Facility (“U.K. Revolver”), which accrues interest at the bank’s base rate plus 1.2% (5.70% at September 2, 2005), requires interest payments monthly with principal payable on demand or at maturity (July 2006), and is collateralized by substantially all the United Kingdom assets of Ben Sherman	1,192

$200 million Senior Unsecured Notes (“Senior Unsecured Notes”), which accrue interest at 8.875% (effective interest rate of 9.0%) and require interest payments semiannually on June 1 and December 1 of each year, with principal due at maturity (June 2011), are subject to certain prepayment penalties and are guaranteed by our domestic subsidiaries	198,982

Unsecured Seller Notes (“Seller Notes”), which accrue interest at LIBOR plus 1.2% (5.73% at September 2, 2005), and require interest payments quarterly with principal payable on demand	3,378

Other debt, including capital lease obligations with varying terms and conditions, collateralized by the respective assets	130

Total Debt	320,582

Short-term Debt	4,624

Long-term Debt	315,958

On July 28, 2004, the U.S. Revolver was amended to increase the line of credit from $275 million to $280 million, to eliminate the asset borrowing base calculation to determine availability and to adjust the amount that certain lenders were committed to loan among other changes. Additionally, the terms and conditions of certain related agreements were modified in November 2004, including a change to a springing lock-box agreement, which resulted in amounts outstanding under the facility requiring classification as long-term debt subsequent to the modification. In September 2005, we amended the U.S. Revolver to remove certain items from the definition of Restricted Payments, as defined.
Our lines of credit under the U.S. Revolver and U.K. Revolver are used to finance trade letters of credit and standby letters of credit as well as provide funding for other operating activities and acquisitions. As of September 2, 2005, approximately $109.4 million and $2.5 million of trade letters of credit and other limitations were outstanding against the U.S. Revolver and the U.K. Revolver, respectively. The net availability under our U.S. Revolver and U.K. Revolver was approximately $53.7 million and $18.4 million, respectively, as of September 2, 2005.
The U.S. Revolver, the U.K. Revolver and the Senior Unsecured Notes each include certain debt covenant restrictions that require us or our subsidiaries to maintain certain financial ratios that are customary for similar facilities. The U.S. Revolver also includes limitations on certain restricted payments such as earn-outs, and prior to amendment in September 2005, included certain restrictions on payment of dividends and prepayment of debt as well. As of September 2, 2005, we were compliant with all financial covenants and restricted payment clauses related to our debt agreements.
We expect to fund the payment of the Seller Notes, which are due upon demand and expected to be redeemed for payment during fiscal 2006, with borrowings from the U.K. Revolver. Additionally, the U.K. Revolver is also due upon demand and expires in July 2006. At expiration, we anticipate that we will be able to refinance the U.K. Revolver either with the same lender, other lenders or under our U.S. Revolver.
We anticipate that we will be able to satisfy our ongoing cash requirements, which generally consists of working capital needs, capital expenditures (primarily for the opening of Tommy Bahama and Ben Sherman retail stores) and interest and principal payments on our debt during the remainder of fiscal 2006, primarily from cash on hand and cash flow from operations supplemented by borrowings under our lines of credit, as necessary. Our need for working capital is typically seasonal with the greatest requirements generally existing from the late second quarter to early fourth quarter of each year as we build inventory for the spring/summer season. Our capital needs will depend on many factors including our growth rate, the need to finance increased inventory levels and the success of our various products. Our debt to total capitalization ratio was 50% and 54% at September 2, 2005 and August 27, 2004, respectively.
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
Our contractual obligations as of September 2, 2005 have not changed significantly from the contractual obligations outstanding at June 3, 2005 other than changes in the amounts outstanding under the U.S. Revolver and U.K. Revolver, amounts outstanding pursuant to letters of credit (both as discussed above) and leases for our recently opened retail stores, none of which occurred outside the ordinary course of business.
We anticipate our capital expenditures for fiscal 2006 to be approximately $30 million, including $3.5 million incurred in the first quarter of fiscal 2006. These expenditures will consist primarily of the continued expansion of our retail operations of the Tommy Bahama Group and Ben Sherman brand, including the opening of additional retail stores.
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
See the “Summary of Critical Accounting Policies” contained in our fiscal 2005 Form 10-K for a summary of our critical accounting policies. During fiscal 2006, there have been no significant changes in our critical accounting policies as disclosed in our fiscal 2005 Form 10-K.
SEASONALITY
Although our various product lines are sold on a year-round basis, the demand for specific products or styles may be highly seasonal. For example, the demand for golf and Tommy Bahama products is higher in the spring and summer seasons. Products are sold prior to each of our retail selling seasons, including spring, summer, fall and holiday. As the timing of product shipments and other events affecting the retail business may vary, results for any particular quarter may not be indicative of results for the full year. The percentage of net sales distribution by quarter for fiscal 2005 was 20%, 24%, 27% and 29%, respectively, and the net earnings by quarter for fiscal 2005 were 13%, 18%, 28% and 41%, respectively, which may not be indicative of the distribution in fiscal 2006 or future years.
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

As of September 2, 2005, approximately $121.5 million of debt outstanding (or 38% of our total debt) was subject to variable interest rates, with a weighted average rate of approximately 6.0%. Our average variable rate borrowings for the quarter ended September 2, 2005 were $100.0 million, with an average interest rate of 5.8% during the period. Our lines of credit are based on variable interest rates in order to take advantage of the lower rates available in the current interest rate environment and to provide the necessary borrowing flexibility required. To the extent that the amounts outstanding under our variable rate lines of credit change, our exposure to changes in interest rates would also change. If the average interest rate for the quarter ended September 2, 2005 increased by 100 basis points, our interest expense would have been approximately $0.1 million higher during the period.
At September 2, 2005, we had approximately $199.1 million of fixed rate debt and capital lease obligations outstanding with substantially all the debt having an effective interest rate of 9.0% and maturing in June 2011. Such agreements may result in higher interest expense than could be obtained under variable interest rate arrangements in certain periods, but are primarily intended to provide long-term financing of our capital structure and minimize our exposure to increases in interest rates. A change in the market interest rate impacts the fair value of our fixed rate debt but has no impact on interest incurred or cash flows.
None of our debt was entered into for speculative purposes. We generally do not engage in hedging activities with respect to our interest rate risk and do not enter into such transactions on a speculative basis.
FOREIGN CURRENCY RISK
To the extent that we have assets and liabilities, as well as operations, denominated in foreign currencies that are not hedged, we are subject to foreign currency transaction gains and losses. We do not hold or issue any derivative financial instruments related to foreign currency exposure for speculative purposes.
We receive United States dollars for substantially all of our product sales except for Ben Sherman sales in the United Kingdom and Europe and certain licensing fees earned in other foreign countries. We view our net investment in the Ben Sherman United Kingdom subsidiary, which has a functional currency of pounds sterling, as long-term. As a result, we generally do not hedge our investment. Ben Sherman net sales that were not denominated in United States dollars totaled $32.5 million during the quarter ended September 2, 2005 and $13.6 million for the period from acquisition (July 30, 2004) through August 27, 2004. The foreign denominated sales during the quarter ended September 2, 2005 represented approximately 10% of our net sales for the period. With the dollar trading at a weaker position than it has historically traded (average rate of 1.80 for the quarter ended September 2, 2005), a strengthening United States dollar could result in lower levels of sales in our consolidated statements of earnings in future periods, although the sales in pounds sterling could be equal to or greater than amounts as previously reported.
Substantially all inventory purchases from contract manufacturers throughout the world are denominated in United States dollars. Purchase prices for our products may be impacted by fluctuations in the exchange rate between the United States dollar and the local currencies, such as the Chinese Yuan, of the contract manufacturers, which may have the effect of increasing our cost of goods sold in the future. Due to the number of currencies involved and the fact that not all foreign currencies react in the same manner against the United States dollar, we cannot quantify in any meaningful way the potential effect of such fluctuations on future income. However, we do not believe that exchange rate fluctuations will have a material impact on our inventory costs in future periods.
We may from time to time purchase foreign currency forward exchange contracts to hedge against changes in foreign currency exchange rates. During the quarter ended September 2, 2005, we entered into foreign currency exchange contracts which have not been settled with maturities of less than twelve months totaling approximately $19.0 million at September 2, 2005. Such contracts are marked to market with the offset being recognized in our consolidated statement of earnings as the criteria for hedge accounting has not been met. The impact on our consolidated statements of earnings for these contracts is not material.
TRADE POLICY RISK
Pursuant to the 1994 Agreement on Textiles and Clothing, quotas among World Trade Organization, or WTO, member countries, including the United States, were eliminated on January 1, 2005. As a result, the international textile and apparel trade is undergoing a significant realignment which is changing our sourcing patterns, could disrupt our supply chain and could put us at a disadvantage to our competitors.
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
COMMODITY AND INFLATION RISK
We are affected by inflation and changing prices primarily through the purchase of raw materials and finished goods and increased operating costs to the extent that any such fluctuations are not reflected by adjustments in the selling prices of our products, timely, or at all. Also, in recent years, there has been deflationary pressure on selling prices in our private label businesses. While we have been successful to some extent in offsetting such deflationary pressures through product improvements and lower costs, if deflationary price trends outpace our ability to obtain further price reductions, our profitability may be affected. Inflation/deflation risks are managed by each business unit through selective price increases when possible, productivity improvements and cost containment initiatives. We do not enter into significant long-term sales or purchase contracts and we do not engage in hedging activities with respect to such risk.
ITEM 4. CONTROLS AND PROCEDURES
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
There have not been any significant changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the fiscal quarter ended September 2, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In the ordinary course of business, we may become subject to litigation or claims. There are no material pending legal proceedings, proceedings known to be contemplated by governmental authorities or changes in items previously disclosed involving us during the quarter ended September 2, 2005, requiring disclosure under Item 103 of Regulation S-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None
ITEM 5. OTHER INFORMATION
None
ITEM 6. EXHIBITS

3(a)	Bylaws of the Company, as amended.*

10.1	First Amendment to the Oxford Industries, Inc. Employee Stock Purchase Plan.*

10.2	Second Amendment to Amended and Restated Credit Agreement dated July 28, 2004. Incorporated by reference to Exhibit 10.1 from the Company’s Form 8-K filed on September 26, 2005.

31.1	Section 302 Certification by Principal Executive Officer.*

31.2	Section 302 Certification by Principal Financial Officer.*

32	Section 906 Certification by Principal Executive Officer and Principal Financial Officer.*

*	Filed herewith
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

October 5, 2005	OXFORD INDUSTRIES, INC.

(Registrant)

/s/ Thomas Caldecot Chubb III

Thomas Caldecot Chubb III
Executive Vice President
(Principal Financial Officer)