Form 10-Q
period 2005-12-02
OXFORD INDUSTRIES INC
filed 2006-01-11
CIK 75288

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☑ Quarterly Report Pursuant To Section 13 or 15(d) of The Securities Exchange Act of 1934
For the quarterly period ended DECEMBER 2, 2005
OR
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
Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes☐    No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of shares outstanding
Title of each class	as of January 9, 2006
Common Stock, $1 par value	17,611,041

OXFORD INDUSTRIES, INC.
INDEX TO FORM 10-Q
For quarter ended December 2, 2005

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
Such risks and uncertainties include, but are not limited to: (1) general economic cycles; (2) competitive conditions in our industry; (3) price deflation in the worldwide apparel industry; (4) our ability to identify and respond to rapidly changing fashion trends and to offer innovative and distinctive products; (5) changes in trade quotas or other trade regulations; (6) our ability to continue to finance our working capital and growth on acceptable terms; (7) unseasonable weather or natural disasters; (8) the price and availability of raw materials and finished goods; (9) the impact of rising energy costs on our costs and consumer spending; (10) our dependence on and relationships with key customers; (11) consolidation among our customer base; (12) the ability of our third party producers to deliver quality products in a timely manner; (13) potential disruptions in the operation of our distribution facilities; (14) any disruption or failure of our computer systems or data network; (15) the integration of our acquired businesses; (16) our ability to successfully implement our growth plans, including growth by acquisition; (17) unforeseen liabilities associated with our acquisitions; (18) unforeseen costs associated with entry into and exit from certain lines of business; (19) economic and political conditions in the foreign countries in which we operate or source our products; (20) increased competition from direct sourcing; (21) our ability to maintain our licenses; (22) our ability to protect our intellectual property and prevent our trademarks, service marks and goodwill from being harmed by competitors’ products; (23) our reliance on key management and our ability to develop effective succession plans; (24) our ability to develop and maintain an effective organization structure; (25) risks associated with changes in global currency exchange rates; (26) changes in interest rates on our variable rate debt; (27) the impact of labor disputes, wars or acts of terrorism on our business; (28) the effectiveness of our disclosure controls and procedures related to financial reporting; (29) our ability to maintain current pricing on our products given competitive or other factors; and (30) our ability to expand our retail operations.
You are cautioned not to place undue reliance on forward-looking statements, which are current as of the date this report is filed with the Securities and Exchange Commission. We disclaim any intention, obligation or duty to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Other risks or uncertainties may be detailed from time to time in our future Securities and Exchange Commission filings.

PART I. FINANCIAL INFORMATION
ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OXFORD INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)
(in thousands, except per share amounts)

	Second Quarter of		First Half of
	Fiscal 2006	Fiscal 2005	Fiscal 2006	Fiscal 2005
Net sales	$334,652	$312,988	$671,130	$577,810
Cost of goods sold	223,223	210,647	443,669	389,773

Gross profit	111,429	102,341	227,461	188,037

Selling, general and administrative expense	88,653	82,407	177,389	150,735
Amortization of intangible assets	1,851	2,424	3,704	4,136

	90,504	84,831	181,093	154,871
Royalties and other operating income	3,653	3,301	6,914	5,054

Operating income	24,578	20,811	53,282	38,220

Interest expense, net	7,322	6,855	14,205	14,776

Earnings before income taxes	17,256	13,956	39,077	23,444

Income taxes	6,248	4,884	14,186	8,204

Net earnings	$11,008	$9,072	$24,891	$15,240

Earnings per common share:
Basic	$0.63	$0.54	$1.43	$0.91
Diluted	$0.62	$0.53	$1.40	$0.89

Weighted average common shares outstanding:
Basic	17,490	16,761	17,440	16,737
Dilutive impact of options, earn-out shares and restricted shares	257	455	295	480

Diluted	17,747	17,216	17,735	17,217

Dividends per common share	$0.135	$0.120	$0.270	$0.240

See accompanying notes.

OXFORD INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except per share amounts)

	December 2, 2005	June 3, 2005	November 26, 2004
Assets
Current Assets:
Cash and cash equivalents	$6,848	$6,499	$19,414
Receivables, net	185,581	197,094	175,053
Inventories	166,776	169,296	161,832
Prepaid expenses	27,457	20,506	17,817

Total current assets	386,662	393,395	374,116
Property, plant and equipment, net	66,050	65,051	55,431
Goodwill, net	184,144	188,563	165,650
Intangible assets, net	234,812	234,854	239,698
Other non-current assets, net	22,949	24,014	24,657

Total Assets	$894,617	$905,877	$859,552

Liabilities and Shareholders’ Equity
Current Liabilities:
Trade accounts payable	$91,220	$105,992	$96,595
Accrued compensation	25,378	31,043	22,027
Additional acquisition cost payable	—	25,754	—
Other accrued expenses	23,097	30,890	45,495
Dividends payable	2,310	2,278	2,013
Income taxes payable	3,334	13,085	1,555
Short-term debt and current maturities of long-term debt	4,886	3,407	6,973

Total current liabilities	150,225	212,449	174,658
Long-term debt, less current maturities	298,989	289,123	315,608
Other non-current liabilities	27,503	23,562	13,665
Deferred income taxes	75,254	77,242	79,754
Commitments and contingencies Shareholders’ Equity:
Preferred Stock, $1.00 par value; 30,000 authorized and none issued and outstanding at December 2, 2005, June 3, 2005 and November 26, 2004	—	—	—
Common stock, $1.00 par value, 60,000 authorized and 17,602 issued and outstanding at December 2, 2005; 60,000 authorized and 16,884 issued and outstanding at June 3, 2005; and 60,000 authorized and 16,778 issued and outstanding at November 26, 2004	17,602	16,884	16,778
Additional paid-in capital	71,166	45,918	42,709
Retained earnings	260,977	240,401	210,367
Accumulated other comprehensive (loss) income	(7,099)	298	6,013

Total shareholders’ equity	342,646	303,501	275,867

Total Liabilities and Shareholders’ Equity	$894,617	$905,877	$859,552

See accompanying notes.

OXFORD INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	First Half of
	Fiscal 2006	Fiscal 2005
Cash Flows from Operating Activities
Net earnings	$24,891	$15,240
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	7,254	6,305
Amortization of intangible assets	3,704	4,136
Amortization of deferred financing costs and bond discount	1,232	3,118
(Gain) on the sale of assets	(87)	(106)
Equity income	(39)	(323)
Deferred income taxes	(1,353)	(3,333)
Changes in working capital:
Receivables	10,505	25,241
Inventories	2,943	(18,703)
Prepaid expenses	(5,454)	1,900
Trade accounts payable	(14,627)	(9,352)
Accrued expenses and other current liabilities	(13,409)	(8,888)
Stock options income tax benefit	1,843	965
Income taxes payable	(9,535)	(2,852)
Other non-current assets	(3,378)	(1,181)
Other non-current liabilities	4,446	2,541

Net cash provided by operating activities	8,936	14,708
Cash Flows from Investing Activities
Acquisitions, net of cash acquired	(11,501)	(139,814)
Distribution from joint venture investment	1,856	—
Investment in deferred compensation plan	(587)	(593)
Purchases of property, plant and equipment	(8,496)	(6,508)
Proceeds from sale of property, plant and equipment	6	413

Net cash (used in) investing activities	(18,722)	(146,502)
Cash Flows from Financing Activities
Repayment of financing arrangements	(179,591)	(154,694)
Proceeds from financing arrangements	191,059	263,832
Payments of debt issuance costs	—	(2,766)
Proceeds from issuance of common shares	3,862	752
Dividends on common shares	(4,579)	(3,896)

Net cash provided by financing activities	10,751	103,228

Net change in cash and cash equivalents	965	(28,566)
Effect of foreign currency translation on cash and cash equivalents	(616)	411
Cash and cash equivalents at the beginning of period	6,499	47,569

Cash and cash equivalents at the end of period	$6,848	$19,414
	-

Supplemental Cash Flow Information:
Cash paid for:
Interest, net	$13,659	$11,238
Income taxes	$24,499	$10,713
See accompanying notes.

OXFORD INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 2, 2005
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

As used in this report, “our,” “us,” “we” and similar phrases refer to Oxford Industries, Inc. and its consolidated subsidiaries; “fiscal 2005,” “fiscal 2006” and “fiscal 2007” refer to our fiscal years ended or ending on June 3, 2005, June 2, 2006 and June 1, 2007, respectively; “first quarter of fiscal 2006,” “first quarter of fiscal 2005,” “second quarter of fiscal 2006,” “second quarter of fiscal 2005,” refer to our fiscal quarters ended on September 2, 2005, August 26, 2004, December 2, 2005, and November 26, 2004, respectively. Additionally, as used in this report, “first half of fiscal 2006” and “first half of fiscal 2005” refer to the six months ended December 2, 2005 and November 26, 2004, respectively.

The accounting policies applied during the interim periods presented are consistent with the significant and critical accounting policies as described in our fiscal 2005 Form 10-K.

Certain amounts in the prior periods’ financial statements, as previously reported, have been reclassified to conform to the current year’s presentation. These reclassifications primarily relate to certain costs of our Ben Sherman Limited (“Ben Sherman”) operations to provide consistency in classification between net sales, cost of goods sold and selling, general and administrative expenses. These reclassifications had no impact on net earnings as previously reported.

Future Accounting Standards

In October 2004, the American Jobs Creation Act of 2004 (the “Act”) was signed into law by the President. Among other provisions, the Act provides for a special one-time tax deduction of 85 percent of certain foreign earnings that are repatriated in either an enterprise’s last tax year that began before the enactment date or the first tax year that begins during the one-year period beginning on the date of enactment. As a result of the execution of the Act, the accounting treatment of such unremitted earnings that are expected to be repatriated must be considered in evaluating an entity’s tax provision. We are currently evaluating the appropriate action with respect to the repatriation provision. As we have not completed this assessment, no impact of repatriation has been recognized in our tax provision for the second quarter of fiscal 2006. We expect to have this evaluation completed during the third or fourth quarter of fiscal 2006.
2.	Inventories: The components of inventories are summarized as follows (in thousands):

	December 2, 2005	June 3, 2005	November 26, 2004
Finished goods	$136,618	$136,686	$128,680
Work in process	10,117	9,238	9,539
Fabric, trim and supplies	20,041	23,372	23,613

Total	$166,776	$169,296	$161,832

3.	Significant Acquisitions: On July 30, 2004, we acquired 100% of the capital stock of Ben Sherman, which we operate as part of our Menswear Group. Ben Sherman is a London-based designer, distributor and marketer of branded sportswear and footwear, licenses its brand for accessories and other products and operates retail stores. The purchase price for Ben Sherman was £80 million sterling, or approximately $145 million, plus associated expenses of approximately $3.3 million. The transaction was financed with cash on hand, borrowings from our Senior Secured Revolving Credit Facility and unsecured notes payable to the management shareholders of Ben Sherman, both as described in Note 4.

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

First Half of Fiscal 2005
Net sales	$608,290
Net earnings	$18,024
Net earnings per share:
Basic	$1.08
Diluted	$1.05
Additionally, during the first half of fiscal 2006, we have acquired certain other trademarks, including Solitude® and Arnold Brant® , and related working capital through asset acquisitions for a total purchase price of $5.9 million. Payment of additional contingent consideration of $8.0 million is required in the event certain earnings measures are met in future periods. In connection with these acquisitions, we have also entered into certain arrangements which require that we pay a royalty fee or sales commission, generally based on a specified percentage of net sales in future periods, to the principal of the seller of these trademarks.
These acquisitions, along with the acquisition of Tommy Bahama Group on June 13, 2003, are consistent with one of our key strategic objectives to own major lifestyle brands. The acquisitions provide strategic growth opportunities and further diversification of our business over distribution channels, price points, product categories and target customers. The results of operations of each acquisition are included in our consolidated statements of earnings from the date of the acquisition.

4.	Debt: The following table details our debt outstanding as of the dates specified (in thousands):

	December 2,	June 3,	November 26,
	2005	2005	2004

$280 million U.S. Senior Secured Revolving Credit Facility (“U.S. Revolver”), which accrues interest, unused line fees and letter of credit fees based upon a pricing grid which is tied to certain financial ratios (6.30% at December 2, 2005), requires interest payments monthly with principal due at maturity (July 2009), and is collateralized by substantially all the assets of the company and its domestic subsidiaries	$99,900	$90,100	$116,700

£12 million (approximately $21 million) Senior Secured Revolving Credit Facility (“U.K. Revolver”), which accrues interest at the bank’s base rate plus 1.2% (5.70% at December 2, 2005), requires interest payments monthly with principal payable on demand or at maturity (July 2006), and is collateralized by substantially all the United Kingdom assets of Ben Sherman	4,835	—	—

$200 million Senior Unsecured Notes (“Senior Unsecured Notes”), which accrue interest at 8.875% (effective interest rate of 9.0%) and require interest payments semiannually on June 1 and December 1 of each year, with principal due at maturity (June 2011), are subject to certain prepayment penalties and are guaranteed by our domestic subsidiaries	199,027	198,938	198,849

Unsecured Seller Notes (“Seller Notes”), which accrue interest at LIBOR plus 1.2%, and require interest payments quarterly with principal payable on demand which were repaid during February, May and November 2005 funded by draws on the U.K. Revolver	—	3,342	6,887

Other debt, including capital lease obligations with varying terms and conditions, collateralized by the respective assets	113	150	145

Total Debt	303,875	292,530	322,581

Short-term Debt	4,886	3,407	6,973

Long-term Debt	$298,989	$289,123	$315,608

On July 28, 2004, the U.S. Revolver was amended to increase the line of credit from $275 million to $280 million to eliminate the asset borrowing base calculation in determining availability and adjust the amount that certain lenders were committed to loan, among other changes. Approximately $1.8 million of unamortized deferred financing costs were expensed as a result of the amendment, which were included in interest expense in the consolidated statement of earnings during the first quarter of fiscal 2005. Additionally, the terms and conditions of certain related agreements were modified in November 2004, including a change to a springing lock-box agreement, which resulted in amounts outstanding under the facility requiring classification as long-term debt subsequent to the modification. In September 2005, we amended the U.S. Revolver to remove certain items from the definition of Restricted Payments, as defined in the agreement.

The U.S. Revolver, the U.K. Revolver and the Senior Unsecured Notes each include certain debt covenant restrictions that require us or our subsidiaries to maintain certain financial ratios that are customary for similar facilities. The U.S. Revolver also includes limitations on certain restricted payments such as earn-outs and, prior to the amendment in September 2005, included certain restrictions on payment of dividends and prepayment of debt. As of December 2, 2005, we were compliant with all financial covenants and restricted payment clauses related to our debt agreements.

As of December 2, 2005, approximately $113.7 million and $2.6 million of trade letters of credit and other limitations on availability were outstanding against the U.S. Revolver and the U.K. Revolver, respectively. The net availability under our U.S. Revolver and U.K. Revolver was approximately $66.4 million and $13.3 million, respectively as of December 2, 2005.

5.	Shareholders’ Equity: We have chosen to account for stock-based compensation to employees using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock-Based Compensation.” Certain pro forma and other disclosures related to stock-based compensation plans are presented below (in thousands) as if compensation cost of options granted had been determined in accordance with the fair value provisions of the Statement of Financial Accounting Standards Board Statement No. 123, “Accounting for Stock-Based Compensation.”

	Second Quarter of		First Half of
	Fiscal 2006	Fiscal 2005	Fiscal 2006	Fiscal 2005
Net earnings as reported	$11,008	$9,072	$24,891	$15,240

Add: Stock-based employee compensation recognized in reported net income, net of related tax effects	357	—	732	—
Deduct: Employee compensation expense, net of related tax effects	(549)	(209)	(1,116)	(418)

Pro forma net earnings	$10,816	$8,863	$24,507	$14,822
Basic earnings per share — as reported	$0.63	$0.54	$1.43	$0.91
Basic earnings per share — pro forma	$0.62	$0.53	$1.41	$0.89
Diluted earnings per share — as reported	$0.62	$0.53	$1.40	$0.89
Diluted earnings per share — pro forma	$0.61	$0.51	$1.39	$0.86

During the first half of fiscal 2006, we issued 0.7 million shares related to the exercise of stock options by employees, the fiscal 2005 Tommy Bahama earn-out payment and restricted shares for the fiscal 2005 performance awards. Additionally, during the first quarter of fiscal 2006, we granted 0.1 million of performance based shares to certain employees subject to certain operating performance measures being met for fiscal 2006 and the individual employee being employed by us on June 2, 2009. We did not repurchase any shares during the first half of fiscal 2006.

Other comprehensive income (loss), which is comprised of the effects of foreign currency translation adjustments, for the second quarter of fiscal 2006 and second quarter of fiscal 2005 was ($8.7 million) and $7.0 million, respectively, net of income taxes of ($4.9 million) and $2.1 million, respectively. For the second quarter of fiscal 2006 and second quarter of fiscal 2005, total comprehensive income consisting of net earnings as reported in our statement of earnings and the effect of foreign currency translation adjustments was $2.3 million and $16.1 million, respectively, net of income taxes.

Other comprehensive income (loss), which is comprised of the effects of foreign currency translation adjustments, for the first half of fiscal 2006 and first half of fiscal 2005, was ($7.4 million) and $6.0 million, respectively, net of income taxes of ($4.2 million) and $1.8 million, respectively. For the first half of fiscal 2006 and first half of fiscal 2005, total comprehensive income (loss) consisting of net earnings as reported in our statement of earnings and the effect of foreign currency translation adjustments was ($17.5 million) and $21.3 million, respectively, net of income taxes.

6.	Segment Information: We have three operating segments for purposes of allocating resources and assessing performance which are based on products distributed. The Menswear Group produces branded and private label dress shirts, sport shirts, dress slacks, casual slacks, suits, sport coats, suit separates, walk shorts, golf apparel, outerwear, sweaters, jeans, swimwear, footwear and headwear; licenses its brands for accessories and other products; and operates retail stores. The Womenswear Group produces private label women’s sportswear separates, coordinated sportswear, outerwear, dresses and swimwear. The Tommy Bahama Group produces lifestyle branded casual apparel, operates retail stores and restaurants, and licenses its brands for accessories, footwear, furniture and other products. The head of each operating segment reports to the chief operating decision maker.

Corporate and Other is a reconciling category for reporting purposes and includes our corporate offices, substantially all financing activities, LIFO inventory accounting adjustments, certain revenue reserves and costs that are not allocated to the operating groups. LIFO inventory calculations are made on a legal entity basis which does not correspond to our segment definitions. Therefore, LIFO inventory accounting adjustments are not allocated to the operating segments. Total assets for Corporate and Other includes the LIFO inventory reserve of $37.7 million, $37.3 million and $37.1 million at December 2, 2005, June 3, 2005 and November 26, 2004, respectively. The information below presents certain information about our segments (in thousands):

	Second Quarter of		First Half of

	Fiscal 2006	Fiscal 2005	Fiscal 2006	Fiscal 2005

Net Sales:
Menswear Group	$187,332	$181,207	$364,408	$299,944
Womenswear Group	56,749	45,097	124,752	97,555
Tommy Bahama Group	90,388	86,490	181,932	179,952
Corporate and Other	183	194	38	359

Total Net Sales	$334,652	$312,988	$671,130	$577,810

Depreciation:
Menswear Group	$982	$985	$1,926	$1,820
Womenswear Group	36	54	72	110
Tommy Bahama Group	2,604	2,147	5,060	4,202
Corporate and Other	95	82	196	173

Total Depreciation	$3,717	$3,268	$7,254	$6,305

Amortization of Intangible Assets:
Menswear Group	$809	$917	$1,620	$1,229
Womenswear Group	—	10	—	19
Tommy Bahama Group	1,042	1,497	2,084	2,888
Corporate and Other	—	—	—	—

Total Amortization	$1,851	$2,424	$3,704	$4,136

Operating Income:
Menswear Group	$15,968	$18,048	$30,972	$26,969
Womenswear Group	1,983	208	5,888	(758)
Tommy Bahama Group	10,109	5,895	24,466	17,811
Corporate and Other	(3,482)	(3,340)	(8,044)	(5,802)

Total Operating Income	$24,578	$20,811	$53,282	$38,220
Interest expense, net	7,322	6,855	14,205	14,776

Earnings before income taxes	$17,256	$13,956	$39,077	$23,444

	December 2, 2005	June 3, 2005	November 26, 2004

Assets:
Menswear Group	$419,188	$412,461	$405,010
Womenswear Group	74,669	79,678	71,170
Tommy Bahama Group	401,890	412,441	386,396
Corporate and Other	(1,130)	1,297	(3,024)

Total	$894,617	$905,877	$859,552

7.	Consolidating Financial Data of Subsidiary Guarantors: Our Senior Unsecured Notes are guaranteed by our wholly owned domestic subsidiaries (“Subsidiary Guarantors”). All guarantees are full and unconditional. Non-guarantors consist of our subsidiaries which are organized outside of the United States. Set forth below are our condensed consolidating balance sheets as of December 2, 2005, June 3, 2005 and November 26, 2004, our condensed consolidating statements of earnings for the second quarter of fiscal 2006, second quarter of fiscal 2005, first half of fiscal 2006 and first half of fiscal 2005 and our statements of cash flows for the first half of fiscal 2006 and the first half of fiscal 2005 (in thousands).
OXFORD INDUSTRIES, INC.
CONDENSED CONSOLIDATING BALANCE SHEETS
December 2, 2005

	Oxford		Subsidiary
	Industries	Subsidiary	Non-	Consolidating	Consolidated
	(Parent)	Guarantors	Guarantors	Adjustments	Total
ASSETS
Current Assets:
Cash and cash equivalents	$3,304	$1,411	$2,115	$18	$6,848
Receivables, net	103,801	58,618	60,965	(37,803)	185,581
Inventories	107,248	44,181	16,165	(818)	166,776
Prepaid expenses	11,446	8,293	7,718	—	27,457

Total current assets	225,799	112,503	86,963	(38,603)	386,662
Property, plant and equipment, net	12,204	45,258	8,588	—	66,050
Goodwill, net	1,847	140,270	42,027	—	184,144
Intangible assets, net	1,470	141,462	91,880	—	234,812
Other non-current assets, net	651,002	148,565	1,927	(778,545)	22,949

Total Assets	$892,322	$588,058	$231,385	$(817,148)	$894,617

LIABILITIES AND SHAREHOLDERS’ EQUITY
Total current liabilities	88,345	59,979	39,575	(37,674)	150,225
Long term debt, less current portion	298,974	15	—	—	298,989
Non-current liabilities	158,840	(131,188)	109,131	(109,280)	27,503
Deferred income taxes	3,517	42,773	28,964	—	75,254
Total Shareholders’/invested equity	342,646	616,479	53,715	(670,194)	342,646

Total Liabilities and Shareholders’ Equity	$892,322	$588,058	$231,385	$(817,148)	$894,617

OXFORD INDUSTRIES, INC.
CONDENSED CONSOLIDATING BALANCE SHEETS
June 3, 2005

	Oxford		Subsidiary
	Industries	Subsidiary	Non-	Consolidating	Consolidated
	(Parent)	Guarantors	Guarantors	Adjustments	Total
ASSETS
Current Assets:
Cash and cash equivalents	$2,713	$1,859	$1,900	$27	$6,499
Receivables, net	114,832	61,635	61,942	(41,315)	197,094
Inventories	97,398	51,836	20,522	(460)	169,296
Prepaid expenses	10,895	5,748	3,863	—	20,506

Total current assets	225,838	121,078	88,227	(41,748)	393,395
Property, plant and equipment, net	11,896	44,844	8,311	—	65,051
Goodwill, net	1,847	139,910	46,806	—	188,563
Intangible assets, net	210	141,165	93,479	—	234,854
Other non-current assets, net	631,205	149,640	1,406	(758,237)	24,014

Total Assets	$870,996	$596,637	$238,229	$(799,985)	$905,877

LIABILITIES AND SHAREHOLDERS’ EQUITY
Total current liabilities	127,435	76,847	49,198	(41,031)	212,449
Long term debt, less current portion	289,100	23	—	—	289,123
Non-current liabilities	146,922	(118,451)	104,288	(109,197)	23,562
Deferred income taxes	4,038	44,239	28,965	—	77,242
Total Shareholders’/invested equity	303,501	593,979	55,778	(649,757)	303,501

Total Liabilities and Shareholders’ Equity	$870,996	$596,637	$238,229	$(799,985)	$905,877

CONDENSED CONSOLIDATING BALANCE SHEETS
November 26, 2004

	Oxford		Subsidiary
	Industries	Subsidiary	Non-	Consolidating	Consolidated
	(Parent)	Guarantors	Guarantors	Adjustments	Total
ASSETS
Current Assets:
Cash and cash equivalents	$7,918	$2,396	$9,099	$1	$19,414
Receivables, net	89,604	60,794	66,712	(42,057)	175,053
Inventories	87,550	57,218	17,411	(347)	161,832
Prepaid expenses	7,891	6,157	3,769	—	17,817

Total current assets	192,963	126,565	96,991	(42,403)	374,116
Property, plant and equipment, net	12,822	34,895	7,714	—	55,431
Goodwill, net	1,847	114,156	49,647	—	165,650
Intangible assets, net	230	144,176	95,292	—	239,698
Other non-current assets, net	579,424	149,833	1,369	(705,969)	24,657

Total Assets	$787,286	$569,625	$251,013	$(748,372)	$859,552

LIABILITIES AND SHAREHOLDERS’ EQUITY
Total current liabilities	104,582	66,206	46,099	(42,229)	174,658
Long term debt, less current portion	315,578	30	—	—	315,608
Non-current liabilities	87,380	(70,305)	113,620	(117,030)	13,665
Deferred income taxes	3,879	46,899	28,985	(9)	79,754
Total Shareholders’/invested equity	275,867	526,795	62,309	(589,104)	275,867

Total Liabilities and Shareholders’ Equity	$787,286	$569,625	$251,013	$(748,372)	$859,552

OXFORD INDUSTRIES, INC.
CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS
Second Quarter of Fiscal 2006

	Oxford		Subsidiary
	Industries	Subsidiary	Non-	Consolidating	Consolidated
	(Parent)	Guarantors	Guarantors	Adjustments	Total
Net Sales	$184,822	$119,978	$46,630	$(16,778)	$334,652
Cost of goods sold	145,373	58,693	21,905	(2,748)	223,223

Gross Profit	39,449	61,285	24,725	(14,030)	111,429
Selling, general and administrative	34,127	50,918	20,160	(14,701)	90,504
Royalties and other income	(126)	1,865	2,053	(139)	3,653

Operating Income	5,196	12,232	6,618	532	24,578
Interest (income) expense, net	7,219	(2,502)	1,896	709	7,322
Income from equity investment	11,961	29	—	(11,990)	—

Earnings Before Income Taxes	9,938	14,763	4,722	(12,167)	17,256
Income Taxes	(1,135)	4,785	2,709	(111)	6,248

Net Earnings	$11,073	$9,978	$2,013	$(12,056)	$11,008

First Half of Fiscal 2006

	Oxford		Subsidiary
	Industries	Subsidiary	Non-	Consolidating	Consolidated
	(Parent)	Guarantors	Guarantors	Adjustments	Total
Net Sales	$372,134	$241,099	$93,226	$(35,329)	$671,130
Cost of goods sold	292,250	116,744	43,096	(8,421)	443,669

Gross Profit	79,884	124,355	50,130	(26,908)	227,461
Selling, general and administrative	68,380	99,993	40,730	(28,010)	181,093
Royalties and other income	(276)	3,795	3,534	(139)	6,914

Operating Income	11,228	28,157	12,934	963	53,282
Interest (income) expense, net	13,973	(4,977)	3,886	1,323	14,205
Income from equity investment	27,429	108	—	(27,537)	—

Earnings Before Income Taxes	24,684	33,242	9,048	(27,897)	39,077
Income Taxes	(442)	10,939	3,814	(125)	14,186

Net Earnings	$25,126	$22,303	$5,234	$(27,772)	$24,891

Second Quarter of Fiscal 2005

	Oxford		Subsidiary
	Industries	Subsidiary	Non-	Consolidating	Consolidated
	(Parent)	Guarantors	Guarantors	Adjustments	Total
Net Sales	$163,529	$112,641	$55,897	$(19,079)	$312,988
Cost of goods sold	128,798	59,431	25,665	(3,247)	210,647

Gross Profit	34,731	53,210	30,232	(15,832)	102,341
Selling, general and administrative	33,035	46,580	23,161	(17,945)	84,831
Royalties and other income	—	1,960	1,341	—	3,301

Operating Income	1,696	8,590	8,412	2,113	20,811
Interest (income) expense, net	4,895	(2,443)	2,087	2,316	6,855
Income from equity investment	10,787	(1)	—	(10,786)	—

Earnings Before Income Taxes	7,588	11,032	6,325	(10,989)	13,956
Income Taxes	(1,688)	4,590	1,982	—	4,884

Net Earnings	$9,276	$6,442	$4,343	$(10,989)	$9,072

First Half of Fiscal 2005

	Oxford		Subsidiary
	Industries	Subsidiary	Non-	Consolidating	Consolidated
	(Parent)	Guarantors	Guarantors	Adjustments	Total
Net Sales	$310,507	$221,376	$80,410	$(34,483)	$577,810
Cost of goods sold	246,593	113,747	35,052	(5,619)	389,773

Gross Profit	63,914	107,629	45,358	(28,864)	188,037
Selling, general and administrative	61,420	89,060	34,972	(30,581)	154,871
Royalties and other income	—	3,329	1,725	—	5,054

Operating Income	2,494	21,898	12,111	1,717	38,220
Interest (income) expense, net	13,417	(3,530)	2,824	2,065	14,776
Income from equity investment	23,560	43	—	(23,603)	—

Earnings Before Income Taxes	12,637	25,471	9,287	(23,951)	23,444
Income Taxes	(2,952)	8,400	2,756	—	8,204

Net Earnings	$15,589	$17,071	$6,531	$(23,951)	$15,240

OXFORD INDUSTRIES, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW
First Half of Fiscal 2006

	Oxford		Subsidiary
	Industries	Subsidiary	Non-	Consolidating	Consolidated
	(Parent)	Guarantors	Guarantors	Adjustments	Total
Cash Flows From Operating Activities Net cash (used in) provided by operating activities	$(5,181)	$18,647	$(4,652)	$122	$8,936
Cash Flows from Investing Activities
Acquisitions, net of cash acquired	(11,501)	—	—	—	(11,501)
Distribution from joint venture investment	—	1,856	—	—	1,856
Investment in deferred compensation plan	—	(587)	—	—	(587)
Purchases of property, plant and equipment	(1,792)	(5,589)	(1,115)	—	(8,496)
Proceeds from sale of property, plant and equipment	6	—	—	—	6

Net cash (used in) investing activities	(13,287)	(4,320)	(1,115)	—	(18,722)
Cash Flows from Financing Activities
Change in financing arrangements, net	9,778	(14)	1,704	—	11,468
Proceeds from issuance of common stock	3,862	—	—	—	3,862
Change in intercompany payable	9,998	(14,761)	4,894	(131)	—
Dividends on common stock	(4,579)	—	—	—	(4,579)

Net cash (used in) provided by financing activities	19,059	(14,775)	6,598	(131)	10,751

Net change in Cash and Cash Equivalents	591	(448)	831	(9)	965
Effect of foreign currency translation	—	—	(616)	—	(616)
Cash and cash equivalents at the beginning of period	2,713	1,859	1,900	27	6,499

Cash and cash equivalents at the end of period	$3,304	$1,411	$2,115	$18	$6,848

OXFORD INDUSTRIES, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW
First Half of Fiscal 2005

	Oxford		Subsidiary
	Industries	Subsidiary	Non-	Consolidating	Consolidated
	(Parent)	Guarantors	Guarantors	Adjustments	Total
Cash Flows From Operating Activities
Net cash (used in) provided by operating activities	$(3,606)	$3,710	$6,833	$7,771	$14,708
Cash Flows from Investing Activities
Acquisitions, net of cash acquired	(147,282)	(32,612)	(134,343)	174,423	(139,814)
Investment in deferred compensation plan	—	(593)	—	—	(593)
Purchases of property, plant and equipment	(618)	(5,804)	(86)	—	(6,508)
Proceeds from sale of property, plant and equipment	7	406	—	—	413

Net cash (used in) provided by investing activities	(147,893)	(38,603)	(134,429)	174,423	(146,502)
Cash Flows from Financing Activities
Change in financing arrangements, net	116,757	(109,255)	101,636	—	109,138
Proceeds from issuance of common stock	752	141,807	32,616	(174,423)	752
Deferred financing costs	(2,766)	—	—	—	(2,766)
Change in intercompany payable	(4,855)	3,299	9,301	(7,745)	—
Dividends on common stock	4,124	—	(7,993)	(27)	(3,896)

Net cash (used in) provided by financing activities	114,012	35,851	135,560	(182,195)	103,228

Net change in Cash and Cash Equivalents	(37,487)	958	7,964	(1)	(28,566)
Effect of foreign currency translation	—	—	411	—	411
Cash and cash equivalents at the beginning of period	45,405	1,438	724	2	47,569

Cash and cash equivalents at the end of period	$7,918	$2,396	$9,099	$1	$19,414

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
OVERVIEW
We generate revenues and cash flow through the design, sale, production and distribution of branded and private label consumer apparel and footwear for men, women and children and the licensing of company owned trademarks. Our principal markets and customers are located primarily in the United States. We source more than 95% of our products through third party producers, but also manufacture certain of our products in manufacturing facilities owned directly by us and through joint venture arrangements. We primarily distribute our products through our wholesale customers including chain stores, department stores, specialty stores, mail order, mass merchants and also through our own retail stores for some brands.
We operate in an industry that is highly competitive. Our ability to continuously evaluate and respond to changing consumer demands and tastes across multiple market segments, distribution channels and geographic regions is critical to our success. Although our approach is aimed at diversifying our risks, misjudging shifts in consumer preferences could have a negative effect on future operating results. Other key aspects of competition include quality, brand image, distribution methods, price, customer service and intellectual property protection. Our size and global operating strategies help us to successfully compete by positioning us to take advantage of synergies in product design, development, sourcing and distribution of our products. Our success in the future will depend on our ability to continue to design products that are acceptable to the markets we serve and to source our products on a competitive basis while still earning appropriate margins.
The most significant event impacting our results is the ownership of Ben Sherman, by our Menswear Group, for the entire first half of fiscal 2006 as compared to a four month period in fiscal 2005. We acquired Ben Sherman on July 30, 2004, for approximately $145 million, plus associated expenses, as discussed in Note 3 of our unaudited condensed consolidated financial statements contained in this report. Ben Sherman is a London-based designer, distributor and marketer of branded sportswear and footwear, licenses its brand for accessories and other products and operates retail stores. The transaction was financed with cash on hand, borrowings under our U.S. Revolver and certain Seller Notes (each described in Note 4 of our unaudited condensed consolidated financial statements contained in this report). In connection with this acquisition, our U.S. Revolver was amended and restated to provide the necessary flexibility to finance the acquisition. This acquisition has had, and is expected to continue to have, a positive impact on our operating results and cash flows from operating activities.
Additionally, during the second quarter of fiscal 2006 and the first half of fiscal 2006, we have performed much better in terms of net sales and operating margins compared to the same periods of the prior year. We generated diluted earnings per share of $0.62 and $0.53 during the quarters ended December 2, 2005 and November 26, 2004, respectively and diluted earnings per share of $1.40 and $0.89 during the first half of fiscal 2006 and the first half of fiscal 2005, respectively. The increases in net sales and earnings per share were primarily a result of the ownership of Ben Sherman for the entire first half of fiscal 2006 compared to only four months in the first half of fiscal 2005, increased operating margins in the Tommy Bahama Group and growth in the Womenswear and historical Menswear businesses.
RESULTS OF OPERATIONS
The following tables set forth the line items in the consolidated statements of earnings data both in dollars (in thousands) and as a percentage of net sales. The tables also set forth the percentage change of the data as compared to the prior year. We have calculated all percentages based on actual data, but percentage columns may not add due to rounding. Individual line items of our consolidated statements of earnings may not be directly comparable to those of our competitors, as statement of earnings classification of certain revenues and expenses may vary by company. The results of operations of Ben Sherman are included in our consolidated statements of earnings from the date of acquisition.

	Second Quarter of			First Half of
	Fiscal	Fiscal	%	Fiscal	Fiscal	%
	2006	2005	Change	2006	2005	Change
Net sales	$334,652	$312,988	6.9%	$671,130	$577,810	16.2%
Cost of goods sold	223,223	210,647	6.0%	443,669	389,773	13.8%

Gross profit	111,429	102,341	8.9%	227,461	188,037	21.0%
Selling, general and administrative expense	88,653	82,407	7.6%	177,389	150,735	17.7%
Amortization of intangible assets	1,851	2,424	(23.6%)	3,704	4,136	(10.4%)
Royalties and other operating income	3,653	3,301	10.7%	6,914	5,054	36.8%

Operating income	24,578	20,811	18.1%	53,282	38,220	39.4%
Interest expense, net	7,322	6,855	6.8%	14,205	14,776	(3.9%)

Earnings before income taxes	17,256	13,956	23.6%	39,077	23,444	66.7%
Income taxes	6,248	4,884	27.9%	14,186	8,204	72.9%

Net earnings	$11,008	$9,072	21.3%	$24,891	$15,240	63.3%

	Second Quarter of		First Half of
	Fiscal 2006	Fiscal 2005	Fiscal 2006	Fiscal 2005
	(as a percentage of net sales)
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	66.7%	67.3%	66.1%	67.5%

Gross profit	33.3%	32.7%	33.9%	32.5%
Selling, general and administrative expense	26.5%	26.3%	26.4%	26.1%
Amortization of intangible assets	0.6%	0.8%	0.6%	0.7%
Royalties and other operating income	1.1%	1.1%	1.0%	0.9%

Operating income	7.3%	6.6%	7.9%	6.6%
Interest expense, net	2.2%	2.2%	2.1%	2.6%

Earnings before income taxes	5.2%	4.5%	5.8%	4.1%
Income taxes	1.9%	1.6%	2.1%	1.4%

Net earnings	3.3%	2.9%	3.7%	2.6%

TOTAL COMPANY
Second Quarter of Fiscal 2006 vs. Second Quarter of Fiscal 2005
The discussion below compares our results of operations for the second quarter of fiscal 2006 (the quarter ended December 2, 2005) to the second quarter of fiscal 2005 (the quarter ended November 26, 2004). Each percentage change provided below reflects the change between these periods unless indicated otherwise.
Net sales increased by $21.7 million, or 6.9%, in the second quarter of fiscal 2006. The increase was primarily due to an increase in unit sales of 10.6% partially offset by a decrease in the average selling price per unit of 3.7%. These changes were a result of the following:
•	The unit sales increase of 3.3% with a relatively flat average selling price per unit in the Menswear Group.

•	The unit sales increase of 29.3% with a relatively flat average selling price per unit in the Womenswear Group.

•	The average selling price per unit increase of 15.5% partially offset by the unit sales decline of 11.1% in the Tommy Bahama Group.
Gross profit increased 8.9% in the second quarter of fiscal 2006. The increase was due to higher sales and higher gross margins. Gross margins increased from 32.7% during the second quarter of fiscal 2005 to 33.3% during the second quarter of fiscal 2006. The increase was primarily due to the increased gross margins of the Tommy Bahama Group partially offset by the sales increases in the lower margin businesses in the Menswear and Womenswear Groups.

Gross profit and gross margins for the current period will not necessarily be indicative of future periods as the mix between branded and private label products may vary as a result of the impact of seasonality on our sales during the year, among other factors.
Selling, general and administrative expense, or SG&A, increased 7.6% during the second quarter of fiscal 2006. SG&A was 26.5% of net sales in the second quarter of fiscal 2006 compared to 26.3% of net sales in the second quarter of fiscal 2005. The increase in SG&A was primarily due to additional Tommy Bahama retail stores, expenses associated with the start-up of new marketing initiatives in the Menswear Group and higher compensation costs.
SG&A and SG&A as a percentage of sales for the current period will not necessarily be indicative of future periods as the mix between branded and private label products may vary and due to the impact of seasonality, among other factors.
Amortization of intangible assets decreased 23.6% in the second quarter of fiscal 2006. The decrease was due to certain intangible assets acquired as part of our acquisitions of Tommy Bahama and Ben Sherman, which have a greater amount of amortization in the earlier periods following the acquisition than later periods. Thus, we expect that amortization of intangible assets will continue to decrease slightly in future years, absent the acquisition of additional intangible assets.
Royalties and other operating income increased 10.7% in the second quarter of fiscal 2006. We derive royalty income through licensing our trademarks across a range of categories that complement our current product offerings. The increase was primarily due to higher royalty income from existing and additional licenses. We anticipate that royalty income will increase in future years as the number of licenses increases and as our brands continue to grow, but will be subject to the impact of seasonality as it relates to the licensed products specifically.
Interest expense, net increased 6.8% in the second quarter of fiscal 2006. The increase in interest expense was primarily due to the increase in the interest rates on our variable rate debt. Interest expense in future periods will depend upon the interest rate during the period as well as the total amount of debt outstanding during the period.
Income taxes were at an effective tax rate of 36.2% for the second quarter of fiscal 2006 compared to 35.0% for the second quarter of fiscal 2005. The increase in the effective tax rate was primarily attributable to refunds of prior year taxes and a decrease in certain contingent tax liabilities during fiscal 2005. The effective tax rate for the second quarter of fiscal 2006 is not necessarily indicative of the effective tax rate that would be expected in future periods.
First Half of Fiscal 2006 vs. First Half of Fiscal 2005
The discussion below compares our results of operations for the first half of fiscal 2006 (the six months ended December 2, 2005) to the first half of fiscal 2005 (the six months ended November 26, 2004). Each percentage change provided below reflects the change between these periods unless indicated otherwise.
Net sales increased by $93.3 million, or 16.2%, in the first half of fiscal 2006. The increase was primarily due to an increase in unit sales of 20.0% partially offset by a decrease in the average selling price per unit of 3.4%. These changes were a result of the following:
•	The Menswear Group, which benefited from six months of Ben Sherman operations during the first half of fiscal 2006 versus only four months in the first half of fiscal 2005, experienced a unit sales increase of 23.3%. This was partially offset by the average selling price per unit decrease of 1.5% in the Menswear Group.

•	The unit sales increase of 25.8% and the average selling price per unit increase of 5.0% in the Womenswear Group.

•	The average selling price per unit increase of 14.4% partially offset by the unit sales decrease of 13.4% in the Tommy Bahama Group.
Gross profit increased 21.0% in the first half of fiscal 2006. The increase was due to higher sales and higher gross margins. Gross margins increased from 32.5% during the first half of fiscal 2005 to 33.9% during the first half of fiscal 2006. The increase was primarily due to the increased gross margins of the Tommy Bahama Group partially offset by the sales increases in the lower margin businesses in the Menswear and Womenswear Groups.
Selling, general and administrative expenses, or SG&A, increased 17.7% during the first half of fiscal 2006. SG&A was 26.4% of net sales in the first half of fiscal 2006 compared to 26.1% of net sales in the first half of fiscal 2005. The increase in SG&A was primarily due to the higher SG&A expense structure associated with our acquired Ben

Sherman branded business, additional Tommy Bahama retail stores, expenses associated with the start-up of new marketing initiatives in the Menswear Group and higher compensation costs.
Amortization of intangible assets decreased 10.4% in the first half of fiscal 2006. The decrease was due to certain intangible assets acquired as part of our acquisitions of Tommy Bahama and Ben Sherman, which have a greater amount of amortization in the earlier periods following the acquisition than later periods. This decline was partially offset by recognizing amortization related to the intangible assets acquired in the Ben Sherman transaction for the entire period during the first half of fiscal 2006 compared to only four months in the prior year. We expect that amortization of intangible assets will continue to decrease slightly in future years, absent the acquisition of additional intangible assets.
Royalties and other operating income increased 36.8% in the first half of fiscal 2006. The increase was primarily due to the benefit of licensing related to our Ben Sherman brand for the entire first half of fiscal 2006 as well as higher royalty income from existing and additional licenses for the Tommy Bahama brand. Additionally, during the first quarter of fiscal 2006, we recognized a gain of approximately $0.3 million related to the sale of substantially all the assets of Paradise Shoe, a 50% owned joint venture which was the licensee of Tommy Bahama shoes.
Interest expense, net decreased 3.9% in the first half of fiscal 2006. The decrease in interest expense was primarily due to the non-recurring $1.8 million charge recognized in the first quarter of fiscal 2005 related to the refinancing of our U.S. Revolver in July 2004, partially offset by the higher debt levels outstanding and higher interest rates during the first half of fiscal 2006.
Income taxes were at an effective tax rate of 36.3% for the first half of fiscal 2006 compared to 35.0% for the first half of fiscal 2005. The increase in the effective tax rate was primarily attributable to refunds of prior year taxes and a decrease in certain contingent tax liabilities during fiscal 2005.
SEGMENT RESULTS OF OPERATIONS
We have three operating segments for purposes of allocating resources and assessing performance which are based on products distributed. The Menswear Group produces branded and private label dress shirts, sport shirts, dress slacks, casual slacks, suits, sport coats, suit separates, walk shorts, golf apparel, outerwear, sweaters, jeans, swimwear, footwear and headwear; licenses its brands for accessories and other products; and operates retail stores. The Womenswear Group produces private label women’s sportswear separates, coordinated sportswear, outerwear, dresses and swimwear. The Tommy Bahama Group produces lifestyle branded casual attire, operates retail stores and restaurants, and licenses its brands for accessories, footwear, furniture, and other products. The head of each operating segment reports to the chief operating decision maker.
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

	Second Quarter of			First Half of
	Fiscal 2006	Fiscal 2005	% Change	Fiscal 2006	Fiscal 2005	% Change

Net Sales:
Menswear Group	$187,332	$181,207	3.4%	$364,408	$299,944	21.5%
Womenswear Group	56,749	45,097	25.8%	124,752	97,555	27.9%
Tommy Bahama Group	90,388	86,490	4.5%	181,932	179,952	1.1%
Corporate and Other	183	194	(5.7)%	38	359	(89.4)%

Total Net Sales	$334,652	$312,988	6.9%	$671,130	$577,810	16.2%

Operating Income:
Menswear Group	$15,968	$18,048	(11.5)%	$30,972	$26,969	14.8%
Womenswear Group	1,983	208	853.4%	5,888	(758)	NA
Tommy Bahama Group	10,109	5,895	71.5%	24,466	17,811	37.4%
Corporate and Other	(3,482)	(3,340)	4.3%	(8,044)	(5,802)	38.6%

Total Operating Income	$24,578	$20,811	18.1%	$53,282	$38,220	39.4%

For further information regarding our segments, see Note 6 to our unaudited condensed consolidated financial statements included in this report.
The discussion below compares our results of operations by operating segment for the second quarter of fiscal 2006 compared to the second quarter of fiscal 2005 and also the first half of fiscal 2006 compared to the first half of fiscal 2005. Each percentage change provided below reflects the change for the quarter or the half year between fiscal 2006 and fiscal 2005 as identified in the respective heading unless otherwise indicated.
Menswear Group
Second Quarter of Fiscal 2006 vs. Second Quarter of Fiscal 2005
The Menswear Group reported a 3.4% increase in net sales in the second quarter of fiscal 2006. The increase was primarily due to the unit sales increase of 3.3% for the group from new marketing initiatives in tailored clothing and dress, knit and woven shirts, partially offset by a decrease in unit sales of our Ben Sherman and golf division operations with a relatively flat average selling price per unit.
The Menswear Group reported a decrease of 11.5% in operating income in the second quarter of fiscal 2006. The decrease in operating income was primarily due to lower profitability in our Ben Sherman business, resulting from lower sales and the effect of changes in foreign currency exchange rates.
First Half of Fiscal 2006 vs. First Half of Fiscal 2005
The Menswear Group reported a 21.5% increase in net sales in the first half of fiscal 2006. The increase was due to the unit sales increase of 20.8% in the historical Menswear business from new marketing initiatives in tailored clothing and dress, knit and woven shirts, as well as the inclusion of Ben Sherman for 26 weeks in the first half of fiscal 2006 and 17 weeks in the first half of fiscal 2005. Ben Sherman net sales were $92.6 million in fiscal 2006 and $69.4 million in fiscal 2005. These increases noted above were offset in part by the average selling price per unit decline of 2.4% in the historical Menswear business, primarily a result of an increase in sales of lower priced dress shirts in fiscal 2006.
The Menswear Group reported a 14.8% increase in operating income in the first half of fiscal 2006. The increase in operating income was primarily due to the increase in sales volume in both our historical menswear business and the inclusion of Ben Sherman for all of the first half of fiscal 2006.
Womenswear Group
Second Quarter of Fiscal 2006 vs. Second Quarter of Fiscal 2005
The Womenswear Group, which primarily operates in the mass merchant channel, reported a 25.8% increase in net sales in the second quarter of fiscal 2006. The change was primarily due to a unit sales increase of 29.3% and a relatively flat selling price per unit.
The Womenswear Group reported an increase in operating income of $1.8 million in the second quarter of fiscal 2006. The change was primarily due to a greater focus on improved product sourcing as implemented in the second half of fiscal 2005 that continued through the second quarter of fiscal 2006, leveraging of SG&A over a higher sales base and only accepting programs that met certain profitability standards.
First Half of Fiscal 2006 vs. First Half of Fiscal 2005
The Womenswear Group, reported a 27.9% increase in net sales in the first half of fiscal 2006. The change was primarily due to the unit sales increase of 25.8% and the average selling price per unit increase of 5.0%, which was a result of a change in product mix.
The Womenswear Group reported an increase in operating income of $6.6 million in the first half of fiscal 2006. The change was primarily due to a greater focus on improved product sourcing as implemented in the second half of fiscal 2005 that continued through the first half of fiscal 2006, leveraging of SG&A over a higher sales base and only accepting programs that met certain profitability standards.
Tommy Bahama Group
Second Quarter of Fiscal 2006 vs. Second Quarter of Fiscal 2005
The Tommy Bahama Group reported a 4.5% increase in net sales in the second quarter of fiscal 2006. The increase was due to an average selling price per unit increase of 6.9%, excluding the private label business, resulting from increased retail sales and higher average selling price per unit on branded wholesale business. The increase in retail sales was primarily due to an increase in the number of retail stores from 48 at the end of the second quarter of fiscal 2005 to 57 at the end of the second quarter of fiscal 2006. The higher average selling price per unit on branded wholesale business was due to lower levels of off-price merchandise during fiscal 2006.
The increase was partially offset by exiting the private label business which accounted for $2.8 million of sales during the second quarter of fiscal 2005 and $0 during the second quarter of fiscal 2006.
The Tommy Bahama Group reported an increase of 71.5% in operating income in the second quarter of fiscal 2006. The increase in operating income was primarily due to:
•	Improvements in gross margins due to higher retail sales, improvements in product sourcing and improved inventory management, which resulted in lower mark-downs.

•	Exiting the private label business, which provided lower margins.

•	Reduced amortization expense related to intangible assets.
First Half of Fiscal 2006 vs. First Half of Fiscal 2005
The Tommy Bahama Group reported a 1.1% increase in net sales in the first half of fiscal 2006. The increase was due to the average selling price per unit increase of 3.8% excluding the private label business, primarily due to increased retail sales and higher average selling price per unit on branded wholesale business. The increase in retail sales and higher average selling price per unit on branded wholesale business are due to the same reasons noted above for the quarter.
The increase was partially offset by exiting the private label business which accounted for $7.0 million of sales during the first half of fiscal 2005 and less than $0.1 million during the first half of fiscal 2006.
The Tommy Bahama Group reported an increase of 37.4% in operating income in the first half of fiscal 2006. The increase in operating income was primarily due to the same reasons noted above for the quarter.
Corporate and Other
Second Quarter of Fiscal 2006 vs. Second Quarter of Fiscal 2005
The Corporate and Other operating loss increased $0.1 million in the second quarter of fiscal 2006.
First Half of Fiscal 2006 vs. First Half of Fiscal 2005
The Corporate and Other operating loss increased $2.2 million in the first half of fiscal 2006. The increase in the operating loss was primarily due to increased employment costs.
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Our primary source of revenue and cash flow is our operating activities in the United States and to some extent the United Kingdom. Additionally, subject to the terms thereof, we also have access to amounts under our U.S. Revolver and U.K. Revolver, each of which are described below, when cash inflows are less than cash outflows. We may seek to finance future capital investment programs through various methods, including, but not limited to, cash flow from operations, borrowings under our current or additional credit facilities and sales of equity securities.
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
Cash and cash equivalents on hand was $6.8 million at December 2, 2005 compared to $19.4 million at November 26, 2004.
Operating Activities
During the first half of fiscal 2006, our operations generated $8.9 million of cash compared to generating $14.7 million of cash during the first half of fiscal 2005. The decrease in operating cash flows was primarily a result of the changes in working capital accounts including trade accounts payable, accrued expenses, prepaid expenses, receivables and income taxes payable from the balances at June 3, 2005. These changes were partially offset by receiving a full half year’s benefit of Ben Sherman during the first half of fiscal 2006 compared to only four months during the first half of fiscal 2005.

During the first half of fiscal 2005, we generated cash flows from operations of $14.7 million. Working capital changes included increased inventories, decreased trade payables and decreased accrued expenses offset by decreased accounts receivable. The inventory increase occurred in our Tommy Bahama businesses to support anticipated increased sales. Trade payables decreased primarily due to the timing of inventory purchases while the decline in accrued expenses was primarily due to incentive compensation accrued at the end of fiscal 2004 and paid in the first quarter of fiscal 2005. The accounts receivable decline was due to the decline in sales in the last two months of the first half of fiscal 2005 compared to the last two months of the fourth quarter of fiscal 2004.
Our working capital ratio, which is calculated by dividing total current assets by total current liabilities, was 2.57:1 and 2.14:1 at December 2, 2005 and November 26, 2004, respectively. The improvement was due to the increases in accounts receivables, inventories and prepaid expenses and a decrease in current liabilities, primarily related to decreases in trade accounts payable and other accrued expenses, each as discussed below.
Receivables were $185.6 million and $175.1 million at December 2, 2005 and November 26, 2004, respectively, representing an increase of 6.0%. The increase in receivables was primarily a result of the 6.9% increase in net sales during the second quarter of fiscal 2006 compared to the second quarter of fiscal 2005. Days’ sales outstanding for our accounts receivable balances, excluding retail receivables, was 54 days and 58 days at December 2, 2005 and November 26, 2004, respectively.
Inventories were $166.8 million and $161.8 million at December 2, 2005 and November 26, 2004, respectively. The increase in inventories was primarily a result of an increase in inventories on hand in our Menswear Group to support certain replenishment programs. Our replenishment program inventory in the Menswear Group continues to be higher than our optimal level; however, we anticipate this excess to decrease in the future as the programs continue to stabilize. These increases were partially offset by a reduction of inventory in our Tommy Bahama Group as we had minimal levels of excess inventory on hand at December 2, 2005 compared to November 26, 2004 and generally purchased inventory later in fiscal 2006. Our days supply of inventory on hand, calculated on a trailing twelve month average using a FIFO basis, was 75 days at December 2, 2005 and November 26, 2004.
Prepaid expenses were $27.5 million and $17.8 million at December 2, 2005 and November 26, 2004, respectively. The increase in prepaid expenses was primarily due to the timing of certain monthly payments, which were required to be paid at the beginning of the month, prior to the end of the second quarter of fiscal 2006, whereas such payments were made subsequent to the end of the quarter in fiscal 2005.
Current liabilities, which primarily consist of payables arising out of our operating activities, were $150.2 million and $174.7 million at December 2, 2005 and November 26, 2004, respectively. The decrease was primarily due to the required payment of interest on the $200 million Senior Unsecured Notes and our U.S. Revolver on December 1 of each year, which was prior to quarter end in fiscal 2006 and subsequent to quarter end in fiscal 2005. Additionally, payments of certain recurring trade accounts payable and other accrued expenses occurred earlier during fiscal 2006 as compared to fiscal 2005. Also, income taxes payable and accrued compensation was higher at December 2, 2005 compared to November 26, 2004 due to the higher earnings in the first half of fiscal 2006.
Deferred income tax liabilities were $75.3 million and $79.8 million at December 2, 2005 and November 26, 2004, respectively. The decrease was primarily a result of changes in property, plant and equipment basis differences, amortization of acquired intangibles, deferred rent and deferred compensation balances.
Other non-current liabilities, which primarily consist of deferred rent and deferred compensation amounts, were $27.5 million and $13.7 million at December 2, 2005 and November 26, 2004, respectively. The increase was primarily due to the recognition of deferred rent during the second half of fiscal 2005 and the first half of fiscal 2006 as well as the deferral of certain compensation payments to our executives in accordance with our deferred compensation plans.
Investing Activities
During the first half of fiscal 2006, investing activities used $18.7 million in cash. Cash paid for acquisitions during fiscal 2006, consisted of the earn-out payment in the first quarter of fiscal 2006 related to the fiscal 2004 Tommy Bahama Group acquisition and the payment for the acquisition of the Solitude® and Arnold Brant® trademarks and related working capital during fiscal 2006. Additionally, approximately $8.5 million of capital expenditures were incurred primarily related to new Tommy Bahama and Ben Sherman retail stores. These investments were partially offset by $1.9 million of proceeds received from our Paradise Shoe equity investment as a result of Paradise Shoe selling its assets during the first quarter of fiscal 2006.

During the first half of fiscal 2005, investing activities used $146.5 million in cash, consisting of approximately $134.3 million (net of cash acquired) for the acquisition of Ben Sherman as well as payments in the first quarter of fiscal 2005 of approximately $5.5 million related to the Tommy Bahama Group acquisition. Additionally, we incurred capital expenditures of $6.5 million primarily related to new Tommy Bahama retail stores and capital expenditures for computer equipment and software.
Non-current assets including property, plant and equipment, goodwill, intangible assets and other non-current assets increased primarily as a result of the fiscal 2005 earn-out related to the Tommy Bahama acquisition and capital expenditures for our retail stores, which were partially offset by depreciation and amortization of our fixed assets and intangible assets.
Financing Activities
During the first half of fiscal 2006, financing activities provided approximately $10.8 million in cash, primarily from $11.5 of additional borrowings, net of repayments, under our U.S. Revolver in fiscal 2006 to fund our investments and working capital needs during the period and $3.9 million of cash provided by the issuance of common stock upon the exercise of employee stock options. These proceeds were partially offset by the payment of $4.6 million of quarterly dividends on our common shares during the first half of fiscal 2006.
During the first half of fiscal 2005 financing activities generated $103.2 million in cash. Substantially all of these proceeds represent the funding from the U.S. Revolver to finance the Ben Sherman acquisition on July 30, 2004, as well as other working capital investments, partially offset by the $2.8 million paid in the first quarter of fiscal 2005 related to the refinancing of the U.S. Revolver. Additionally, $0.8 million of cash was provided by the issuance of common stock upon the exercise of employee stock options. These cash proceeds were partially offset by the use of cash to pay $3.9 million of dividends on our common stock.
On December 5, 2005, we paid a cash dividend of $0.135 per share to shareholders of record as of November 15, 2005. Additionally, on January 9, 2006, our board of directors declared a cash dividend of $0.15 per share to shareholders of record as of February 15, 2006, payable on March 6, 2006. We expect to pay dividends in future quarters. However, we may decide to discontinue or modify the dividend payment at any time if we determine that other uses of our capital, including, but not limited to, payment of debt outstanding or funding of future acquisitions, may be in our best interest or if our expectations of future cash flows and future cash needs outweigh the ability to pay a dividend. Additionally, we may borrow to fund dividends in the short term based on our expectations of operating cash flows in future periods. All cash flow from operations will not necessarily be paid out as dividends in all periods.
Debt was $303.9 million and $322.6 million at December 2, 2005 and November 26, 2004, respectively. The decrease was a result of the net cash generated from operations less any amounts reinvested or paid as dividends.
Liquidity and Capital Resources
The table below provides a description of our significant financing arrangements, including amounts outstanding (in thousands):

December 2, 2005

$280 million U.S. Senior Secured Revolving Credit Facility (“U.S. Revolver”), which accrues interest, unused line fees and letter of credit fees based upon a pricing grid which is tied to certain financial ratios (6.30% at December 2, 2005), requires interest payments monthly with principal due at maturity (July 2009), and is collateralized by substantially all the assets of the company and its domestic subsidiaries	$99,900

£12 million (or approximately $21 million) Senior Secured Revolving Credit Facility (“U.K. Revolver”), which accrues interest at the bank’s base rate plus 1.2% (5.70% at December 2, 2005), requires interest payments monthly with principal payable on demand or at maturity (July 2006), and is collateralized by substantially all the United Kingdom assets of Ben Sherman	4,835

$200 million Senior Unsecured Notes (“Senior Unsecured Notes”), which accrue interest at 8.875% (effective interest rate of 9.0%) and require interest payments semiannually on June 1 and December 1 of each year, with principal due at maturity (June 2011), are subject to certain prepayment penalties and are guaranteed by our domestic subsidiaries	199,027

Other debt, including capital lease obligations with varying terms and conditions, collateralized by the respective assets	113

Total Debt	303,875

Short-term Debt	4,886

Long-term Debt	$298,989

On July 28, 2004, the U.S. Revolver was amended to increase the line of credit from $275 million to $280 million, to eliminate the asset borrowing base calculation in determining availability and adjust the amount that certain lenders were committed to loan, among other changes. Additionally, the terms and conditions of certain related agreements were modified in November 2004, including a change to a springing lock-box agreement, which resulted in amounts outstanding under the facility requiring classification as long-term debt subsequent to the modification. In September 2005, we amended the U.S. Revolver to remove certain items from the definition of Restricted Payments, as defined in the agreement.
Our lines of credit under the U.S. Revolver and U.K. Revolver are used to finance trade letters of credit and standby letters of credit as well as provide funding for other operating activities and acquisitions. As of December 2, 2005, approximately $113.7 million and $2.6 million of trade letters of credit and other limitations were outstanding against the U.S. Revolver and the U.K. Revolver, respectively. The net availability under our U.S. Revolver and U.K. Revolver was approximately $66.4 million and $13.3 million, respectively, as of December 2, 2005.
The U.S. Revolver, the U.K. Revolver and the Senior Unsecured Notes each include certain debt covenant restrictions that require us or our subsidiaries to maintain certain financial ratios that are customary for similar facilities. The U.S. Revolver also includes limitations on certain restricted payments such as earn-outs, and prior to amendment in September 2005, included certain restrictions on payment of dividends and prepayment of debt. As of December 2, 2005, we were compliant with all financial covenants and restricted payment clauses related to our debt agreements.
Upon expiration of the U.K. Revolver in July 2006, the U.S. Revolver in July 2009 and the Senior Unsecured Notes in June 2011, we anticipate that we will be able to refinance the facilities either with the same lender or other lenders with terms available in the market at that time.
We anticipate that we will be able to satisfy our ongoing cash requirements, which generally consist of working capital needs, capital expenditures and interest and principal payments, on our debt during the remainder of fiscal 2006 primarily from cash flow from operations and cash on hand supplemented by borrowings under our lines of credit, as necessary. Our need for working capital is typically seasonal with the greatest requirements generally existing from the late second quarter to early fourth quarter of each fiscal year as we build inventory for the spring/summer season. Our capital needs will depend on many factors including our growth rate, the need to finance increased inventory levels and the success of our various products. Our debt to total capitalization ratio was 47% and 54% at December 2, 2005 and November 26, 2004, respectively.
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
Our contractual obligations as of December 2, 2005 have not changed significantly from the contractual obligations outstanding at June 3, 2005 other than changes in the amounts outstanding under the U.S. Revolver and U.K. Revolver, amounts outstanding pursuant to letters of credit (each as discussed above) and leases for our recently opened retail stores, none of which occurred outside the ordinary course of business.
We anticipate our capital expenditures for fiscal 2006 to be approximately $25 million, including $8.5 million incurred in the first half of fiscal 2006. These expenditures will consist primarily of the continued expansion of our retail operations of the Tommy Bahama Group and Ben Sherman brand, including the opening of additional retail stores.
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
As of December 2, 2005, approximately $104.7 million of debt outstanding (or 34% of our total debt) was subject to variable interest rates, with a weighted average rate of approximately 6.27%. Our average variable rate borrowings for the first half of fiscal 2006 were $104.1 million, with an average interest rate of 6.0% during the period. Our lines of credit are based on variable interest rates in order to take advantage of the lower rates available in the current interest rate environment and to provide the necessary borrowing flexibility required. To the extent that the amounts outstanding under our variable rate lines of credit change, our exposure to changes in interest rates would also change. If the average interest rate for the first half of fiscal 2006 increased by 100 basis points, our interest expense would have been approximately $0.3 million higher during the period.
At December 2, 2005, we had approximately $199.1 million of fixed rate debt and capital lease obligations outstanding with substantially all the debt having an effective interest rate of 9.0% and maturing in June 2011. Such agreements may result in higher interest expense than could be obtained under variable interest rate arrangements in certain periods, but are primarily intended to provide long-term financing of our capital structure and minimize our exposure to changes in interest rates. A change in the market interest rate impacts the fair value of our fixed rate debt but has no impact on interest incurred or cash flows.
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
We receive United States dollars for substantially all of our product sales except for Ben Sherman sales in the United Kingdom and Europe and certain licensing fees earned in other foreign countries. We view our net investment in the Ben Sherman United Kingdom subsidiary, which has a functional currency of pounds sterling, as long-term. As a result, we generally do not hedge our investment. Ben Sherman net sales that were not denominated in United States dollars totaled $34.2 million and $66.7 million during the second quarter of fiscal 2006 and first half of fiscal 2006, respectively. Ben Sherman net sales that were not denominated in United States dollars totaled $40.0 million and $53.2 million during the second quarter of fiscal 2005 and the four months from the date of acquisition through November 26, 2004, respectively. The foreign denominated sales during the first half of fiscal 2006 represented approximately 10% of our net sales for the period. With the dollar trading at a weaker position than it has historically traded (average rate of 1.78 for the first half of fiscal 2006 and 1.83 for the four months ended November 26, 2004), a strengthening United States dollar could result in lower levels of sales and earnings in our consolidated statements of earnings in future periods, although the sales in pounds sterling could be equal to or greater than amounts as previously reported. Based on our current level of sales denominated in pounds sterling, if the dollar strengthens by 5%, we would experience a decrease in sales of approximately $6.3 million and a decrease in operating profit of approximately $0.8 million over a twelve month period.
Substantially all of our inventory purchases from contract manufacturers throughout the world are denominated in United States dollars. Purchase prices for our products may be impacted by fluctuations in the exchange rate between the United States dollar and the local currencies, such as the Chinese Yuan, of the contract manufacturers, which may have the effect of increasing our cost of goods sold in the future. Due to the number of currencies involved and the fact that not all foreign currencies react in the same manner against the United States dollar, we cannot quantify in any meaningful way the potential effect of such fluctuations on future income. However, we do not believe that exchange rate fluctuations will have a material impact on our inventory costs in future periods.
We may from time to time purchase foreign currency forward exchange contracts to hedge against changes in foreign currency exchange rates. During the six months ended December 2, 2005, we entered into foreign currency exchange contracts which have not been settled with maturities of less than twelve months totaling approximately $16.0 million at December 2, 2005. Such contracts are marked to market with the offset being recognized in our consolidated statement of earnings as the criteria for hedge accounting has not been met. The impact on our consolidated statements of earnings for these contracts is not material.
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
In addition, notwithstanding quota elimination, under the terms of China’s WTO accession agreement, the United States and other WTO members may re-impose quotas on specific categories of products in the event it is determined that imports from China have surged or may surge and are threatening to create a market disruption for such categories of products (so called “safeguard quota”). Pursuant to this authority, both the United States and the European Union re-imposed quotas on several important product categories from China during calendar 2005. Subsequent to the imposition of safeguard quotas, both the United States and China negotiated bilateral quota agreements that cover a number of important product categories and will remain in place until December 31, 2008 in the case of the U.S.-China bilateral agreement and until December 31, 2007 in the case of the European Union-China bilateral agreement. The establishment of these quotas could cause disruption in our supply chain.
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

COMMODITY AND INFLATION RISK
We are affected by inflation and changing prices primarily through the purchase of raw materials and finished goods and increased operating costs to the extent that any such fluctuations are not reflected by adjustments in the selling prices of our products. Also, in recent years, there has been deflationary pressure on selling prices in our private label businesses. While we have been successful to some extent in offsetting such deflationary pressures through product improvements and lower costs, if deflationary price trends outpace our ability to obtain further price reductions, our profitability may be affected. Inflation/deflation risks are managed by each business unit through selective price increases when possible, productivity improvements and cost containment initiatives. We do not enter into significant long-term sales or purchase contracts and we do not engage in hedging activities with respect to such risk.
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
There have not been any significant changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the second quarter of fiscal 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In the ordinary course of business, we may become subject to litigation or claims. There are no material pending legal proceedings, proceedings known to be contemplated by governmental authorities or changes in items previously disclosed involving us during the first half of fiscal 2006, requiring disclosure under Item 103 of Regulation S-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
At our Annual Meeting of Shareholders held on October 10, 2005, the shareholders:
a.	Elected the following to serve three years for a term expiring in 2008 on our Board of Directors as Class I Directors.
Cecil D. Conlee
FOR: 15,855,837
WITHHOLD: 242,023
J. Reese Lanier, Sr.
FOR: 15,400,624
WITHHOLD: 697,236
Robert E. Shaw
FOR: 12,086,185
WITHHOLD: 4,011,675
b.	Approved the ratification of Ernst & Young, LLP as our independent auditors.
FOR: 16,048,247
AGAINST: 46,783
ABSTAIN: 2,830
In addition to the Class I Directors noted above, J. Hicks Lanier, Thomas C. Gallagher and Clarence H. Smith continue as Class II Directors with terms expiring in 2006 and E. Jenner Wood III, Helen B. Weeks, S. Anthony Margolis and James A. Rubright continue as Class III Directors with terms expiring in 2007.
ITEM 5. OTHER INFORMATION
None
ITEM 6. EXHIBITS
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

January 10, 2006	OXFORD INDUSTRIES, INC.
(Registrant)

/s/ Thomas Caldecot Chubb III
Thomas Caldecot Chubb III
Executive Vice President
(Principal Financial Officer)