Form 10-Q
period 2006-03-03
OXFORD INDUSTRIES INC
filed 2006-04-06
CIK 75288

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant To Section 13 or 15(d) of The Securities Exchange Act of 1934
For the quarterly period ended MARCH 3, 2006
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of each class	Number of shares outstanding as of March 31, 2006

Common Stock, $1 par value	17,613,233

OXFORD INDUSTRIES, INC.
INDEX TO FORM 10-Q
For quarter ended March 3, 2006

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS
Our Securities and Exchange Commission filings and public announcements often include forward-looking statements about future events. We intend for all such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Important assumptions relating to these forward-looking statements include, among others, assumptions regarding demand for our products, expected pricing levels, raw material costs, the timing and cost of planned capital expenditures, expected outcomes of pending litigation or regulatory actions, competitive conditions, general economic conditions and expected synergies in connection with acquisitions and joint ventures. Forward-looking statements reflect our current expectations and are not guarantees of performance. These statements are based on our management’s beliefs and assumptions, which in turn are based on currently available information. These beliefs and assumptions could prove inaccurate. Forward-looking statements involve risks and uncertainties. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Many of these risks and uncertainties are beyond our ability to control or predict. Such risks and uncertainties include, but are not limited to:
•	general economic cycles;

•	competitive conditions in our industry;

•	price deflation in the worldwide apparel industry;

•	our ability to identify and respond to rapidly changing fashion trends and to offer innovative and distinctive products;

•	changes in trade quotas or other trade regulations;

•	our ability to continue to finance our working capital and growth on acceptable terms;

•	unseasonable weather or natural disasters;

•	the price and availability of raw materials and finished goods;

•	the impact of rising energy costs on our costs and consumer spending;

•	our dependence on and relationships with key customers;

•	consolidation among our customer base;

•	the ability of our third party producers to deliver quality products in a timely manner;

•	potential disruptions in the operation of our distribution facilities;

•	any disruption or failure of our computer systems or data networks;

•	the integration of our acquired businesses;

•	our ability to successfully implement our growth plans, including growth by acquisition;

•	unforeseen liabilities associated with our acquisitions;

•	unforeseen costs associated with entry into and exit from certain lines of business;

•	economic and political conditions in the foreign countries in which we operate or source our products;

•	increased competition from direct sourcing;

•	our ability to maintain our licenses;

•	our ability to protect and exploit our intellectual property and prevent our trademarks, service marks and goodwill from being harmed by competitors’ products;

•	our reliance on key management and our ability to develop effective succession plans;

•	our ability to develop and maintain an effective organization structure;

•	risks associated with changes in global currency exchange rates;

•	changes in interest rates on our variable rate debt;

•	the impact of labor disputes, wars or acts of terrorism on our business;

•	the effectiveness of our internal controls and disclosure controls related to financial reporting;

•	our ability to maintain current pricing on our products given competitive or other factors; and

•	our ability to expand our retail operations.
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

PART I. FINANCIAL INFORMATION
ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OXFORD INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)
(in thousands, except per share amounts)

	Third Quarter of		Nine Months of
	Fiscal 2006	Fiscal 2005	Fiscal 2006	Fiscal 2005
Net sales	$356,088	$349,216	$1,027,218	$927,026
Cost of goods sold	232,624	233,669	676,293	623,442

Gross profit	123,464	115,547	350,925	303,584

Selling, general and administrative	95,656	88,452	273,045	239,187
Amortization of intangible assets	1,853	2,265	5,557	6,401

	97,509	90,717	278,602	245,588
Royalties and other operating income	3,117	3,909	10,031	8,963

Operating income	29,072	28,739	82,354	66,959

Interest expense, net	7,035	7,007	21,240	21,783

Earnings before income taxes	22,037	21,732	61,114	45,176

Income taxes	7,436	7,744	21,622	15,948

Net earnings	$14,601	$13,988	$39,492	$29,228

Earnings per common share:
Basic	$0.83	$0.83	$2.26	$1.74
Diluted	$0.82	$0.80	$2.22	$1.69

Weighted average common shares outstanding:
Basic	17,533	16,816	17,471	16,763
Dilutive impact of options and restricted shares	235	399	280	491

Diluted	17,768	17,215	17,751	17,254

Dividends per common share	$0.15	$0.135	$0.42	$0.375
See accompanying notes.

OXFORD INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except per share amounts)

	March 3, 2006	June 3, 2005	February 25, 2005
Assets
Current Assets:
Cash and cash equivalents	$10,004	$6,499	$17,249
Receivables, net	206,762	197,094	209,001
Inventories	166,183	169,296	186,222
Prepaid expenses	23,624	20,506	18,141

Total current assets	406,573	393,395	430,613
Property, plant and equipment, net	69,698	65,051	57,575
Goodwill, net	185,411	188,563	167,870
Intangible assets, net	232,960	234,854	237,435
Other non-current assets, net	21,179	24,014	24,523

Total Assets	$915,821	$905,877	$918,016

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$109,521	$136,882	$154,828
Accrued compensation	26,673	31,043	26,776
Additional acquisition cost payable	—	25,754	—
Dividends payable	2,643	2,278	2,274
Income taxes payable	5,668	13,085	7,316
Short-term debt and current maturities of long-term debt	1,495	3,407	4,873

Total current liabilities	146,000	212,449	196,067
Long-term debt, less current maturities	309,530	289,123	336,241
Other non-current liabilities	28,440	23,562	15,627
Deferred income taxes	74,579	77,242	78,738
Commitments and contingencies	—	—	—
Shareholders’ Equity:
Preferred Stock, $1.00 par value; 30,000 authorized and none issued and outstanding at March 3, 2006, June 3, 2005 and February 25, 2005	—	—	—
Common stock, $1.00 par value, 60,000 authorized and 17,613 issued and outstanding at March 3, 2006; 60,000 authorized and 16,884 issued and outstanding at June 3, 2005; and 60,000 authorized and 16,850 issued and outstanding at February 25, 2005	17,613	16,884	16,850
Additional paid-in capital	72,232	45,918	44,482
Retained earnings	272,938	240,401	222,079
Accumulated other comprehensive income	(5,511)	298	7,932

Total shareholders’ equity	357,272	303,501	291,343

Total Liabilities and Shareholders’ Equity	$915,821	$905,877	$918,016

See accompanying notes.

OXFORD INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Nine Months of
	Fiscal 2006	Fiscal 2005

Cash Flows from Operating Activities
Net earnings	$39,492	$29,228
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	11,153	9,696
Amortization of intangible assets	5,557	6,401
Amortization of deferred financing costs and bond discount	1,938	3,779
Loss (gain) on the sale of assets	243	(240)
Equity (income) loss	340	(378)
Deferred income taxes	(2,324)	(4,356)
Changes in working capital:
Receivables	(10,355)	(10,581)
Inventories	3,670	(42,667)
Prepaid expenses	(1,543)	1,467
Accounts payable, accrued expenses and other current liabilities	(31,198)	525
Stock options income tax benefit	1,925	1,336
Income taxes payable	(7,289)	2,905
Other non-current assets	(2,298)	(1,182)
Other non-current liabilities	4,903	4,503

Net cash provided by operating activities	14,214	436
Cash Flows from Investing Activities
Acquisition, net of cash acquired	(11,501)	(142,929)
Distribution from joint venture investment	2,026	—
Investment in deferred compensation plan	(654)	(770)
Purchases of property, plant and equipment	(16,591)	(12,000)
Proceeds from sale of property, plant and equipment	184	425

Net cash used in investing activities	(26,536)	(155,274)
Cash Flows from Financing Activities
Repayment of financing arrangements	(269,910)	(303,262)
Proceeds from financing arrangements	288,382	433,439
Payments of debt issuance costs	—	(2,766)
Proceeds from issuance of common shares	4,858	2,226
Dividends on common shares	(6,888)	(5,909)

Net cash provided by financing activities	16,442	123,728
Net change in cash and cash equivalents	4,120	(31,110)
Effect of foreign currency translation on cash and cash equivalents	(615)	790
Cash and cash equivalents at the beginning of period	6,499	47,569

Cash and cash equivalents at the end of period	$10,004	$17,249

Supplemental Cash Flow Information:
Cash paid for:
Interest, net	$15,145	$22,193
Income taxes	$29,443	$12,342
See accompanying notes.

OXFORD INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THIRD QUARTER OF FISCAL 2006
1.	Basis of Presentation: The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States. We believe our condensed consolidated financial statements reflect all normal recurring adjustments that are necessary for a fair presentation of our financial position and results of operations for the periods presented. Results of operations for the interim periods presented are not necessarily indicative of results to be expected for the year primarily due to the impact of seasonality on our business. The accounting policies applied during the interim periods presented are consistent with the significant and critical accounting policies as described in our fiscal 2005 Form 10-K. The information included in this Form 10-Q should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and financial statements and notes thereto included in our fiscal 2005 Form 10-K.

As used in this report, “our,” “us,” “we” and similar phrases refer to Oxford Industries, Inc. and its consolidated subsidiaries. Additionally, as used in this report, “fiscal 2005,” “fiscal 2006” and “fiscal 2007” refer to our fiscal years ended or ending on June 3, 2005, June 2, 2006 and June 1, 2007, respectively. Also, as used in this report, “first quarter of fiscal 2006,” “first quarter of fiscal 2005,” “third quarter of fiscal 2006” and “third quarter of fiscal 2005” refer to our fiscal quarters ended on September 2, 2005, August 26, 2004, March 3, 2006 and February 25, 2005, respectively. As used in this report, “nine months of fiscal 2006” and “nine months of fiscal 2005” refer to the nine months ended March 3, 2006 and February 25, 2005, respectively.

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

American Jobs Creation Act of 2004

In October 2004, the American Jobs Creation Act of 2004 (the “Act”) was enacted. Among other provisions, the Act provides for a special one-time tax deduction of 85% of certain foreign earnings that are repatriated in either an enterprise’s last tax year that began before the enactment date or the first tax year that begins during the one-year period beginning on the date of enactment. As a result of execution of the Act, the accounting treatment of such unremitted earnings that are expected to be repatriated must be considered in evaluating an entity’s tax provision.

As of March 3, 2006, we have not completed our assessment of earnings to be repatriated. Therefore, no impact of repatriation has been recognized in our tax provision for the third quarter of fiscal 2006. We estimate that we have undistributed earnings of certain foreign subsidiaries of approximately $23 million which have been provided for in our income tax provision as the earnings are not considered permanently invested outside of the United States, which we expect to repatriate. Upon finalization of the amount to be repatriated under the Act, we estimate a one-time reduction to tax expense of approximately $3 million will be recognized during the fourth quarter of fiscal 2006.

2.	Inventories: The components of inventories are summarized as follows (in thousands):

	March 3, 2006	June 3, 2005	February 25, 2005

Finished goods	$142,844	$136,686	$155,055
Work in process	5,664	9,238	8,007
Fabric, trim and supplies	17,675	23,372	23,160

Total	$166,183	$169,296	$186,222

3.	Significant Transactions: On July 30, 2004, we acquired 100% of the capital stock of Ben Sherman, which we operate as part of our Menswear Group. Ben Sherman is a London-based designer, distributor and marketer of branded sportswear, accessories and footwear. The purchase price for Ben Sherman was £80 million, or approximately $145 million, plus associated expenses. The transaction was financed with cash on hand, borrowings from our $280 million U.S. Senior Secured Revolving Credit Facility (“U.S. Revolver”) and the unsecured notes payable to the management shareholders of Ben Sherman (“Seller Notes”), both as described in Note 4.

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

Nine Months of Fiscal 2005
Net sales	$957,506
Net earnings	$32,012
Net earnings per share
Basic	$1.90
Diluted	$1.86
Additionally, during the first half of fiscal 2006, we acquired certain other trademarks including Solitude® and Arnold Brant®, and related working capital through asset acquisitions for a total purchase price of $5.9 million. Payment of additional contingent consideration of $8.0 million is required in the event certain earnings measures are met in future periods. In connection with these acquisitions, we have also entered into certain arrangements which require that we pay a royalty fee or sales commission, generally based on a specified percentage of net sales in future periods, to the principal of the seller of these trademarks.

The acquisitions during fiscal 2005 and fiscal 2006, along with the acquisition of Tommy Bahama Group on June 13, 2003, are consistent with one of our key strategic objectives to own major lifestyle brands. The acquisitions provide strategic growth opportunities and further diversification of our business over distribution channels, price points, product categories and target customers. The results of operations of each acquisition are included in our condensed consolidated statements of earnings from the date of the acquisition.

Restructuring and Asset Impairment

During the third quarter of fiscal 2006, we elected to close certain of our manufacturing plants in the Dominican Republic and Honduras, all of which were leased from third parties, as well as to shut down our support functions at our Monroe, Georgia facility. The facilities in the Dominican Republic were closed during the third quarter of fiscal 2006 and the facility in Honduras will be closed in the fourth quarter of fiscal 2006. The support functions of our Monroe, Georgia facility will cease and be consolidated with the support functions of our Lyons, Georgia facility during the fourth quarter of fiscal 2006, although the distribution center in Monroe will continue operations. Each facility has been operated as part of our Menswear Group.

As a result of these decisions, we wrote down the value of certain machinery, equipment and other assets, sold certain equipment, and incurred certain severance costs during the third quarter of fiscal 2006. The total charge for these items in the third quarter of fiscal 2006 was $1.0 million, substantially all of which were recognized in cost of goods sold. Fair value of the machinery and equipment was determined for the assets based on the proceeds that we expect to receive upon the disposition of the machinery and equipment. Additionally, operating losses at these facilities that were closed or planned to be closed during fiscal 2006 totaled approximately $0.6 million during the third quarter of fiscal 2006. Based on our current expectations, we anticipate that an additional charge of approximately $1.2 million related to these decisions will be recognized in the fourth quarter of fiscal 2006, which is primarily for the payment of severance costs.

4.	Debt: The following table details our debt as of the dates specified (in thousands):

	March 3,	June 3,	February 25,
	2006	2005	2005

U.S. Revolver, which accrues interest, unused line fees and letter of credit fees based upon a pricing grid which is tied to certain financial ratios (6.73% at March 3, 2006), requires interest payments monthly with principal due at maturity (July 2009), and is collateralized by substantially all the assets of the company and its domestic subsidiaries	$110,400	$90,100	$137,300

£12 million Senior Secured Revolving Credit Facility (“U.K. Revolver”), which accrues interest at the bank’s base rate plus 1.2% (5.70% at March 3, 2006), requires interest payments monthly with principal payable on demand or at maturity (July 2006), and is collateralized by substantially all the United Kingdom assets of Ben Sherman	1,456	—	634

$200 million Senior Unsecured Notes (“Senior Unsecured Notes”), which accrue interest at 8.875% (effective interest rate of 9.0%) and require interest payments semiannually on June 1 and December 1 of each year, with principal due at maturity (June 2011), are subject to certain prepayment penalties and are guaranteed by our domestic subsidiaries	199,072	198,938	198,893

Seller Notes, which accrued interest at LIBOR plus 1.2%, required interest payments quarterly with principal payable on demand and were repaid during February, May and November 2005 funded by draws on the U.K. Revolver	—	3,342	4,172

Other debt, including capital lease obligations with varying terms and conditions, collateralized by the respective assets	97	150	115

Total Debt	311,025	292,530	341,114

Short-term Debt and Current Maturities of Long-term Debt	1,495	3,407	4,873

Long-term Debt	$309,530	$289,123	$336,241

On July 28, 2004, the U.S. Revolver was amended to increase the line of credit from $275 million to $280 million, to eliminate the asset borrowing base calculation in determining availability and to adjust the amount that certain lenders were committed to loan, among other changes. Approximately $1.8 million of unamortized deferred financing costs were expensed as a result of the amendment, which were included in interest expense in the consolidated statement of earnings during the first quarter of fiscal 2005. Additionally, the terms and conditions of certain related agreements were modified in November 2004, including a change to a springing lock-box agreement, which resulted in amounts outstanding under the facility requiring classification as long-term debt subsequent to the modification. In September 2005, we amended the U.S. Revolver to remove certain items from the definition of Restricted Payments, as defined in the agreement.

The U.S. Revolver, the U.K. Revolver and the Senior Unsecured Notes each include certain debt covenant restrictions that require us or our subsidiaries to maintain certain financial ratios that are customary for similar facilities. The U.S. Revolver also includes limitations on certain restricted payments such as earn-outs, payment of dividends and prepayment of debt. As of March 3, 2006, we were compliant with all financial covenants and restricted payment clauses related to our debt agreements.

As of March 3, 2006, approximately $106.4 million and $1.0 million of trade letters of credit and other limitations on availability were outstanding against the U.S. Revolver and the U.K. Revolver, respectively. The net availability under our U.S. Revolver and U.K. Revolver was approximately $63.2 million and $18.5 million, respectively, as of March 3, 2006.
5.	Shareholders’ Equity: We have chosen to account for stock-based compensation to employees using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock-Based Compensation.” Certain pro forma and other disclosures related to stock-based compensation plans are presented below (in thousands) as if compensation cost of options granted had been determined in accordance with the fair value provisions of the Statement of Financial Accounting Standards Board Statement No. 123, “Accounting for Stock-Based Compensation.”

	Third Quarter of		Nine Months of
	Fiscal 2006	Fiscal 2005	Fiscal 2006	Fiscal 2005

Net earnings as reported	$14,601	$13,988	$39,492	$29,228
Add: Stock-based employee compensation recognized in reported net income, net of related tax effects	398	246	1,132	246
Deduct: Employee compensation expense, net of related tax effects	(598)	(230)	(1,716)	(647)

Pro forma net earnings	$14,401	$14,004	$38,908	$28,827

Basic earnings per share — as reported	$0.83	$0.83	$2.26	$1.74
Basic earnings per share — pro forma	$0.82	$0.83	$2.23	$1.72
Diluted earnings per share — as reported	$0.82	$0.80	$2.22	$1.69
Diluted earnings per share — pro forma	$0.81	$0.80	$2.20	$1.67
During the nine months of fiscal 2006, we issued approximately 0.7 million shares related to the exercise of stock options by employees, the fiscal 2005 Tommy Bahama earn-out payment and restricted shares for the fiscal 2005 performance awards. Additionally, during the first quarter of fiscal 2006, we granted approximately 0.1 million of performance based shares to certain employees subject to specified operating performance measures being met for fiscal 2006 and the employee being employed by us on June 2, 2009. We did not repurchase any shares during the nine months of fiscal 2006.

Comprehensive income, which reflects the effects of foreign currency translation adjustments, is calculated as follows for the periods presented (in thousands):

	Third Quarter of		Nine Months of
	Fiscal 2006	Fiscal 2005	Fiscal 2006	Fiscal 2005

Net earnings	$14,601	$13,988	$39,492	$29,228
Other comprehensive income:
Pre-tax gain (loss) of foreign currency translation	2,395	2,980	(8,993)	12,260
Related taxes	(807)	(1,061)	3,184	(4,328)

	1,588	1,919	(5,809)	7,932

Comprehensive income	$16,189	$15,907	$33,683	$37,160

6.	Segment Information: We have three operating segments for purposes of allocating resources and assessing performance which are based on products distributed. The Menswear Group produces branded and private label dress shirts, sport shirts, dress slacks, casual slacks, suits, sport coats, suit separates, walk shorts, golf apparel, outerwear, sweaters, jeans, swimwear, footwear and headwear; licenses its brands for accessories and other products; and operates retail stores. The Womenswear Group produces private label women’s sportswear separates, coordinated sportswear, outerwear, dresses and swimwear. The Tommy Bahama Group produces lifestyle branded casual apparel, operates retail stores and restaurants, and licenses its brands for accessories, footwear, furniture and other products. The head of each operating segment reports to the chief operating decision maker.

Corporate and Other is a reconciling category for reporting purposes and includes our corporate offices, substantially all financing activities, LIFO inventory accounting adjustments, certain revenue reserves and costs that are not allocated to the operating groups. LIFO inventory calculations are made on a legal entity basis which does not correspond to our segment definitions. Therefore, LIFO inventory accounting adjustments are not allocated to the operating segments. Total assets for Corporate and Other includes the LIFO inventory reserve of $37.8 million, $37.3 million and $37.1 million at March 3, 2006, June 3, 2005 and February 25, 2005, respectively. The information below presents certain information about our segments (in thousands):

	Third Quarter of		Nine Months of
	Fiscal 2006	Fiscal 2005	Fiscal 2006	Fiscal 2005
Net Sales
Menswear Group	$166,109	$168,937	$530,517	$468,881
Womenswear Group	80,928	78,853	205,680	176,408
Tommy Bahama Group	108,590	101,399	290,522	281,351
Corporate and Other	461	27	499	386

Total Net Sales	$356,088	$349,216	$1,027,218	$927,026

Depreciation
Menswear Group	$1,013	$1,011	$2,939	$2,831
Womenswear Group	35	33	107	143
Tommy Bahama Group	2,752	2,255	7,812	6,457
Corporate and Other	99	92	295	265

Total Depreciation	$3,899	$3,391	$11,153	$9,696

Amortization of Intangible Assets
Menswear Group	$812	$914	$2,432	$2,143
Womenswear Group	—	10	—	29
Tommy Bahama Group	1,041	1,341	3,125	4,229
Corporate and Other	—	—	—	—

Total Amortization	$1,853	$2,265	$5,557	$6,401

Operating Income
Menswear Group	$6,410	$14,114	$37,382	$41,083
Womenswear Group	6,143	5,218	12,031	4,460
Tommy Bahama Group	19,747	13,524	44,213	31,335
Corporate and Other	(3,228)	(4,117)	(11,272)	(9,919)

Total Operating Income	$29,072	$28,739	$82,354	$66,959

Interest expense, net	7,035	7,007	21,240	21,783

Earnings before taxes	$22,037	$21,732	$61,114	$45,176

	March 3, 2006	June 3, 2005	February 25, 2005

Assets
Menswear Group	$406,640	$412,461	$427,209
Womenswear Group	93,158	79,678	89,656
Tommy Bahama Group	409,719	412,441	397,059
Corporate and Other	6,304	1,297	4,092

Total Assets	$915,821	$905,877	$918,016

7.	Consolidating Financial Data of Subsidiary Guarantors: Our Senior Unsecured Notes are guaranteed by our wholly owned domestic subsidiaries (“Subsidiary Guarantors”). All guarantees are full and unconditional. Non-guarantors consist of our subsidiaries which are organized outside of the United States. Set forth below are our unaudited condensed consolidating balance sheets as of March 3, 2006, June 3, 2005 and February 25, 2005, our unaudited condensed consolidating statements of earnings for the third quarter of fiscal 2006, third quarter of fiscal 2005, nine months of fiscal 2006 and nine months of fiscal 2005 and our unaudited statements of cash flows for the nine months of fiscal 2006 and the nine months of fiscal 2005 (in thousands).
OXFORD INDUSTRIES, INC.
UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEETS
March 3, 2006

	Oxford
	Industries	Subsidiary	Subsidiary	Consolidating	Consolidated
	(Parent)	Guarantors	Non-Guarantors	Adjustments	Total
ASSETS
Current Assets:
Cash and cash equivalents	$6,754	$936	$2,314	$—	$10,004
Receivables, net	126,049	61,734	60,611	(41,632)	206,762
Inventories	98,311	53,229	15,661	(1,018)	166,183
Prepaid expenses	10,685	7,162	5,777	—	23,624

Total current assets	241,799	123,061	84,363	(42,650)	406,573
Property, plant and equipment, net	12,588	48,491	8,619	—	69,698
Goodwill, net	1,847	140,270	43,294	—	185,411
Intangible assets, net	1,461	140,420	91,079	—	232,960
Other non-current assets, net	668,024	143,879	1,572	(792,296)	21,179

Total Assets	$925,719	$596,121	$228,927	$(834,946)	$915,821

LIABILITIES AND SHAREHOLDERS’ EQUITY
Total current liabilities	92,358	59,869	35,521	(41,748)	146,000
Long term debt, less current maturities	309,519	11	—	—	309,530
Non-current liabilities	163,278	(134,226)	108,507	(109,119)	28,440
Deferred income taxes	3,293	42,321	28,965	—	74,579
Total Shareholders’/invested equity	357,271	628,146	55,934	(684,079)	357,272

Total Liabilities and Shareholders’ Equity	$925,719	$596,121	$228,927	$(834,946)	$915,821

OXFORD INDUSTRIES, INC.
UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEETS
June 3, 2005

	Oxford		Subsidiary
	Industries	Subsidiary	Non-	Consolidating	Consolidated
	(Parent)	Guarantors	Guarantors	Adjustments	Total
ASSETS
Current Assets:
Cash and cash equivalents	$2,713	$1,859	$1,900	$27	$6,499
Receivables, net	114,832	61,635	61,942	(41,315)	197,094
Inventories	97,398	51,836	20,522	(460)	169,296
Prepaid expenses	10,895	5,748	3,863	—	20,506

Total current assets	225,838	121,078	88,227	(41,748)	393,395
Property, plant and equipment, net	11,896	44,844	8,311	—	65,051
Goodwill, net	1,847	139,910	46,806	—	188,563
Intangible assets, net	210	141,165	93,479	—	234,854
Other non-current assets, net	631,205	149,640	1,406	(758,237)	24,014

Total Assets	$870,996	$596,637	$238,229	$(799,985)	$905,877

LIABILITIES AND SHAREHOLDERS’ EQUITY
Total current liabilities	127,435	76,847	49,198	(41,031)	212,449
Long term debt, less current portion	289,100	23	—	—	289,123
Non-current liabilities	146,922	(118,451)	104,288	(109,197)	23,562
Deferred income taxes	4,038	44,239	28,965	—	77,242
Total Shareholders’/invested equity	303,501	593,979	55,778	(649,757)	303,501

Total Liabilities and Shareholders’ Equity	$870,996	$596,637	$238,229	$(799,985)	$905,877

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEETS
February 25, 2005

	Oxford		Subsidiary
	Industries	Subsidiary	Non-	Consolidating	Consolidated
	(Parent)	Guarantors	Guarantors	Adjustments	Total
ASSETS
Current Assets:
Cash and cash equivalents	$4,549	$2,738	$9,978	$(16)	$17,249
Receivables, net	111,925	69,947	70,849	(43,720)	209,001
Inventories	103,354	63,055	20,081	(268)	186,222
Prepaid expenses	7,733	5,573	4,835	—	18,141

Total current assets	227,561	141,313	105,743	(44,004)	430,613
Property, plant and equipment, net	12,191	37,567	7,817	—	57,575
Goodwill, net	1,847	114,156	51,867	—	167,870
Intangible assets, net	221	142,829	94,385	—	237,435
Other non-current assets, net	594,309	149,697	1,323	(720,806)	24,523

Total Assets	$836,129	$585,562	$261,135	$(764,810)	$918,016

LIABILITIES AND SHAREHOLDERS’ EQUITY
Total current liabilities	113,088	68,344	58,196	(43,561)	196,067
Long term debt, less current portion	336,215	26	—	—	336,241
Non-current liabilities	91,484	(78,949)	112,261	(109,169)	15,627
Deferred income taxes	3,999	45,764	28,984	(9)	78,738
Total Shareholders’/invested equity	291,343	550,377	61,694	(612,071)	291,343

Total Liabilities and Shareholders’ Equity	$836,129	$585,562	$261,135	$(764,810)	$918,016

OXFORD INDUSTRIES, INC.
UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS

	Third Quarter of Fiscal 2006
	Oxford		Subsidiary
	Industries	Subsidiary	Non-	Consolidating	Consolidated
	(Parent)	Guarantors	Guarantors	Adjustments	Total
Net Sales	$201,897	$132,067	$38,465	$(16,341)	$356,088
Cost of goods sold	158,569	61,423	16,749	(4,117)	232,624

Gross Profit	43,328	70,644	21,716	(12,224)	123,464
Selling, general and administrative	35,358	55,754	19,282	(12,885)	97,509
Royalties and other operating income	457	1,618	1,122	(80)	3,117

Operating Income	8,427	16,508	3,556	581	29,072
Interest expense (income), net	6,976	(2,518)	1,791	786	7,035
Income from equity investment	12,382	(84)	—	(12,298)	—

Earnings Before Income Taxes	13,833	18,942	1,765	(12,503)	22,037
Income Taxes	(900)	7,271	1,137	(72)	7,436

Net Earnings	$14,733	$11,671	$628	$(12,431)	$14,601

	Nine Months of Fiscal 2006
	Oxford		Subsidiary
	Industries	Subsidiary	Non-	Consolidating	Consolidated
	(Parent)	Guarantors	Guarantors	Adjustments	Total
Net Sales	$574,031	$373,166	$131,691	$(51,670)	$1,027,218
Cost of goods sold	450,819	178,167	59,845	(12,538)	676,293

Gross Profit	123,212	194,999	71,846	(39,132)	350,925
Selling, general and administrative	103,738	155,747	60,012	(40,895)	278,602
Royalties and other operating income	181	5,413	4,656	(219)	10,031

Operating Income	19,655	44,665	16,490	1,544	82,354
Interest expense (income), net	20,949	(7,495)	5,677	2,109	21,240
Income from equity investment	39,811	24	—	(39,835)	—

Earnings Before Income Taxes	38,517	52,184	10,813	(40,400)	61,114
Income Taxes	(1,342)	18,210	4,951	(197)	21,622

Net Earnings	$39,859	$33,974	$5,862	$(40,203)	$39,492

	Third Quarter of Fiscal 2005
	Oxford		Subsidiary
	Industries	Subsidiary	Non-	Consolidating	Consolidated
	(Parent)	Guarantors	Guarantors	Adjustments	Total
Net Sales	$191,560	$132,503	$44,228	$(19,075)	$349,216
Cost of goods sold	150,582	68,105	21,311	(6,329)	233,669

Gross Profit	40,978	64,398	22,917	(12,746)	115,547
Selling, general and administrative	37,856	49,960	18,397	(15,496)	90,717
Royalties and other operating income	—	1,622	2,287	—	3,909

Operating Income	3,122	16,060	6,807	2,750	28,739
Interest expense (income), net	4,871	(2,580)	2,047	2,669	7,007
Income from equity investment	16,340	25	—	(16,365)	—

Earnings Before Income Taxes	14,591	18,665	4,760	(16,284)	21,732
Income Taxes	513	5,712	1,348	171	7,744

Net Earnings	$14,078	$12,953	$3,412	$(16,455)	$13,988

	Nine Months of Fiscal 2005
	Oxford		Subsidiary
	Industries	Subsidiary	Non-	Consolidating	Consolidated
	(Parent)	Guarantors	Guarantors	Adjustments	Total
Net Sales	$502,067	$353,879	$124,638	$(53,558)	$927,026
Cost of goods sold	397,175	181,852	56,363	(11,948)	623,442

Gross Profit	104,892	172,027	68,275	(41,610)	303,584
Selling, general and administrative	99,276	139,020	53,369	(46,077)	245,588
Royalties and other operating income	—	4,951	4,012	—	8,963

Operating Income	5,616	37,958	18,918	4,467	66,959
Interest expense (income), net	18,288	(6,110)	4,871	4,734	21,783
Income from equity investment	39,900	68	—	(39,968)	—

Earnings Before Income Taxes	27,228	44,136	14,047	(40,235)	45,176
Income Taxes	(2,439)	14,112	4,104	171	15,948

Net Earnings	$29,667	$30,024	$9,943	$(40,406)	$29,228

OXFORD INDUSTRIES, INC.
UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW
Nine Months of Fiscal 2006

	Oxford		Subsidiary
	Industries	Subsidiary	Non-	Consolidating	Consolidated
	(Parent)	Guarantors	Guarantors	Adjustments	Total
Cash Flows from Operating Activities
Net cash (used in) provided by operating activities	$(10,314)	$24,639	$(12)	$(99)	$14,214

Cash Flows from Investing Activities
Acquisitions, net of cash acquired	(11,501)	—	—	—	(11,501)
Distribution from joint venture investment	—	2,026	—	—	2,026
Investment in deferred compensation plan	—	(654)	—	—	(654)
Purchases of property, plant and equipment	(3,375)	(11,752)	(1,464)	—	(16,591)
Proceeds from sale of property, plant and equipment	13	171	—	—	184

Net cash used in investing activities	(14,863)	(10,209)	(1,464)	—	(26,536)
Cash Flows from Financing Activities
Change in debt	20,263	(16)	(1,775)	—	18,472
Proceeds from issuance of common stock	4,858	—	—	—	4,858
Change in intercompany payable	10,985	(15,337)	4,280	72	—
Dividends on common shares	(6,888)	—	—	—	(6,888)

Net cash provided by (used in) financing activities	29,218	(15,353)	2,505	72	16,442

Net Change in Cash and Cash Equivalents	4,041	(923)	1,029	(27)	4,120
Effect of foreign currency translation	—	—	(615)	—	(615)
Cash and Cash Equivalents at the beginning of Period	2,713	1,859	1,900	27	6,499

Cash and Cash Equivalents at the end of Period	$6,754	$936	$2,314	$—	$10,004

OXFORD INDUSTRIES, INC.
UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW
Nine Months of Fiscal 2005

	Oxford		Subsidiary
	Industries	Subsidiary	Non-	Consolidating	Consolidated
	(Parent)	Guarantors	Guarantors	Adjustments	Total
Cash Flows from Operating Activities
Net cash (used in) provided by operating activities	$(30,475)	$8,561	$11,625	$10,725	$436
Cash Flows from Operating Activities
Net cash (used in) provided by operating activities	$(10,314)	$24,639	$(12)	$(99)	$14,214
Cash Flows from Investing Activities
Acquisitions, net of cash acquired	(147,282)	(32,612)	(137,458)	174,423	(142,929)
Investment in deferred compensation plan	—	(770)	—	—	(770)
Purchases of property, plant and equipment	(784)	(10,824)	(392)	—	(12,000)
Proceeds from sale of property, plant and equipment	19	406	—	—	425

Net cash (used in) provided by investing activities	(148,047)	(43,800)	(137,850)	174,423	(155,274)
Cash Flows from Financing Activities
Change in debt	137,351	(109,281)	102,106	1	130,177
Proceeds from issuance of common stock	2,226	141,807	32,616	(174,423)	2,226
Deferred financing costs	(2,766)	—	—	—	(2,766)
Change in intercompany payable	(1,254)	1,197	10,680	(10,623)	—
Dividends on common shares	2,109	2,816	(10,713)	(121)	(5,909)

Net cash provided by (used in) financing activities	137,666	36,539	134,689	(185,166)	123,728

Net Change in Cash and Cash Equivalents	(40,856)	1,300	8,464	(18)	(31,110)
Effect of foreign currency translation	—	—	790	—	790
Cash and Cash Equivalents at the beginning of Period	45,405	1,438	724	2	47,569

Cash and Cash Equivalents at the end of Period	$4,549	$2,738	$9,978	$(16)	$17,249

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
We operate in an industry that is highly competitive. Our ability to continuously evaluate and respond to changing consumer demands and tastes across multiple market segments, distribution channels and geographic regions is critical to our success. Although our approach is aimed at diversifying our risks, misjudging shifts in consumer preferences could have a negative effect on future operating results. Other key aspects of competition include quality, brand image, distribution methods, price, customer service and intellectual property protection. Our size and global operating strategies help us to successfully compete by providing opportunities for operating synergies. Our success in the future will depend on our ability to continue to design products that are acceptable to the markets we serve and to source our products on a competitive basis while still earning appropriate margins.
The most significant event impacting our results is the ownership of Ben Sherman, by our Menswear Group, for the entire nine months of fiscal 2006 as compared to a seven month period in fiscal 2005. We acquired Ben Sherman on July 30, 2004 for approximately $145 million plus associated expenses as discussed in Note 3 of our unaudited condensed consolidated financial statements contained in this report. Ben Sherman is a London-based designer, distributor and marketer of branded sportswear and footwear that licenses its brand for accessories and other products and operates retail stores. The transaction was financed with cash on hand, borrowings under our U.S. Revolver and certain Seller Notes (each described in Note 4 of our unaudited condensed consolidated financial statements contained in this report). In connection with this acquisition, our U.S. Revolver was amended and restated to provide the necessary flexibility to finance the acquisition.
Additionally, during the nine months of fiscal 2006, we have performed better in terms of net sales and operating margins compared to the same periods of the prior year, with net sales and operating margins during the third quarter of fiscal 2006 being somewhat better than the operating results of the third quarter of fiscal 2005. We generated diluted earnings per share of $0.82 and $0.80 during the third quarter of fiscal 2006 and the third quarter of fiscal 2005, respectively, and diluted earnings per share of $2.22 and $1.69 during the nine months of fiscal 2006 and the nine months of fiscal 2005, respectively. The increases in net sales and earnings per share were primarily a result of the ownership of Ben Sherman for the entire nine months of fiscal 2006 compared to only seven months in the comparable period in fiscal 2005 and increased operating margins in the Tommy Bahama Group. Additionally, we experienced growth in the Womenswear business during the nine months of fiscal 2006 and the historical Menswear business during the first half of fiscal 2006. These items were partially offset by poor performance in the third quarter of fiscal 2006 by the Ben Sherman brand.
RESULTS OF OPERATIONS
The following tables set forth the line items in the consolidated statements of earnings both in dollars (in thousands) and as a percentage of net sales. The tables also set forth the percentage change by line item as compared to the prior year. We have calculated all percentages based on actual data, but percentage columns may not add due to rounding. Individual line items of our consolidated statements of earnings may not be directly comparable to those of our competitors, as statement of earnings classification of certain revenues and expenses may vary by company. The results of operations of Ben Sherman are included in our consolidated statements of earnings from the date of acquisition.

	Third Quarter of			Nine Months of
	Fiscal 2006	Fiscal 2005	%Change	Fiscal 2006	Fiscal 2005	%Change

Net sales	$356,088	$349,216	2.0%	$1,027,218	$927,026	10.8%
Cost of goods sold	232,624	233,669	(0.4%)	676,293	623,442	8.5%

Gross profit	123,464	115,547	6.9%	350,925	303,584	15.6%
Selling, general and administrative	95,656	88,452	8.1%	273,045	239,187	14.2%
Amortization of intangible assets, net	1,853	2,265	(18.2%)	5,557	6,401	(13.2%)
Royalties and other operating income	3,117	3,909	(20.3%)	10,031	8,963	11.9%

Operating income	29,072	28,739	1.2%	82,354	66,959	23.0%
Interest expense, net	7,035	7,007	0.4%	21,240	21,783	(2.5%)

Earnings before income taxes	22,037	21,732	1.4%	61,114	45,176	35.3%
Income taxes	7,436	7,744	(4.0%)	21,622	15,948	35.6%

Net earnings	$14,601	$13,988	4.4%	$39,492	$29,228	35.1%

	Third Quarter of		Nine Months of
	Fiscal 2006	Fiscal 2005	Fiscal 2006	Fiscal 2005
	(as a percentage of net sales)
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	65.3%	66.9%	65.8%	67.3%

Gross profit	34.7%	33.1%	34.2%	32.8%
Selling, general and administrative	26.9%	25.3%	26.6%	25.8%
Amortization of intangible assets, net	0.5%	0.7%	0.5%	0.7%
Royalties and other operating income	0.9%	1.1%	1.0%	1.0%

Operating income	8.2%	8.2%	8.0%	7.2%
Interest expense, net	2.0%	2.0%	2.1%	2.4%

Earnings before income taxes	6.2%	6.2%	6.0%	4.9%
Income taxes	2.1%	2.2%	2.1%	1.7%

Net earnings	4.1%	4.0%	3.8%	3.2%

TOTAL COMPANY RESULTS OF OPERATIONS
Third Quarter of Fiscal 2006 vs. Third Quarter of Fiscal 2005
The discussion below compares our results of operations for the third quarter of fiscal 2006 to the third quarter of fiscal 2005, as defined in Note 1 of our unaudited condensed consolidated financial statements contained in this report. Each percentage change provided below reflects the change between these periods unless indicated otherwise.
Net sales increased by $6.9 million, or 2.0%, in the third quarter of fiscal 2006. The increase was primarily due to an increase in the average selling price per unit of 4.4% partially offset by a decrease in unit sales of 3.0%. These changes were a result of the following (each as discussed in greater detail below):
•	The unit sales decrease of 2.6% with a relatively flat average selling price per unit in the Menswear Group.

•	The average selling price per unit increase of 4.5% partially offset by the unit sales decrease of 1.9% in the Womenswear Group.

•	The average selling price per unit increase of 16.1% partially offset by the unit sales decline of 9.6% in the Tommy Bahama Group.

Gross profit increased 6.9% in the third quarter of fiscal 2006. The increase was due to higher sales and higher gross margins. Gross margins increased from 33.1% during the third quarter of fiscal 2005 to 34.7% during the third quarter of fiscal 2006. The increase in gross margins was primarily due to the increased gross margins of the Tommy Bahama Group and the decrease in sales in the Menswear Group, which has lower gross margins than the Tommy Bahama Group. Additionally, approximately $1.6 million of costs and operating losses related to the closure of four manufacturing plants and the consolidation of certain support functions in the Menswear Group were recognized in cost of goods sold during the third quarter of fiscal 2006.
Gross profit and gross margins for the current period will not necessarily be indicative of future periods as the mix between branded and private label products may vary as a result of the impact of seasonality on our sales during the year, among other factors.
Selling, general and administrative expense, or SG&A, increased 8.1% during the third quarter of fiscal 2006. SG&A was 26.9% of net sales in the third quarter of fiscal 2006 compared to 25.3% of net sales in the third quarter of fiscal 2005. The increase in SG&A was primarily due to additional Tommy Bahama and Ben Sherman retail stores, expenses associated with the expansion of the Ben Sherman brand in Europe and expenses associated with the start-up of new marketing initiatives in the Menswear Group.
SG&A and SG&A as a percentage of sales for the current period will not necessarily be indicative of future periods as the mix between branded and private label products may vary as a result of the impact of seasonality on our sales during the year, among other factors.
Amortization of intangible assets decreased 18.2% in the third quarter of fiscal 2006. The decrease was due to certain intangible assets acquired as part of our acquisitions of Tommy Bahama and Ben Sherman, which have a greater amount of amortization in the earlier periods following the acquisition than in later periods. Thus, we expect that amortization of intangible assets will continue to decrease in future years, absent the acquisition of additional intangible assets.
Royalties and other operating income decreased 20.3% in the third quarter of fiscal 2006. We derive royalty income through licensing our trademarks across a range of categories that complement our current product offerings. The decrease was primarily due to lower royalty income from our Ben Sherman licenses and less favorable currency translation rates. We anticipate that royalty income will increase in future years as the number of licenses increases and as our brands continue to grow, but will be subject to the impact of seasonality as it relates to the licensed products specifically.
Interest expense, net increased 0.4% in the third quarter of fiscal 2006. The increase in interest expense was primarily due to the increase in the interest rates on our variable rate debt partially offset by lower levels of debt during the third quarter of fiscal 2006. Interest expense in future periods will depend upon the interest rate during the period as well as the total amount of debt outstanding during the period.
Income taxes were at an effective tax rate of 33.7% for the third quarter of fiscal 2006 compared to 35.6% for the third quarter of fiscal 2005. The decrease in the effective tax rate was primarily attributable to a decrease in certain contingent tax liabilities during the third quarter of fiscal 2006. The effective tax rate for the third quarter of fiscal 2006 is not necessarily indicative of the effective tax rate that would be expected in future periods.
Nine Months of Fiscal 2006 vs. Nine Months of Fiscal 2005
The discussion below compares our results of operations for the nine months of fiscal 2006 to the nine months of fiscal 2005 as defined in Note 1 of our unaudited condensed consolidated financial statements contained in this report. Each percentage change provided below reflects the change between these periods unless indicated otherwise.
Net sales increased by $100.2 million, or 10.8%, in the nine months of fiscal 2006. The increase was primarily due to an increase in unit sales of 10.7% partially offset by a decrease in the average selling price per unit of 0.3%. These changes were a result of the following (each as discussed in greater detail below):
•	The Menswear Group, which included nine months of Ben Sherman operations during fiscal 2006 versus only seven months in the nine months of fiscal 2005 and which experienced a unit sales increase of 13.9%. This was partially offset by the average selling price per unit decrease of 0.8% in the Menswear Group.

•	The unit sales increase of 13.1% and the average selling price per unit increase of 4.9% in the Womenswear Group.

•	The average selling price per unit increase of 15.0% partially offset by the unit sales decrease of 12.1% in the Tommy Bahama Group.
Gross profit increased 15.6% in the nine months of fiscal 2006. The increase was due to higher sales and higher gross margins. Gross margins increased from 32.8% during the nine months of fiscal 2005 to 34.2% during the nine months of fiscal 2006. The increase was primarily due to the increased gross margins of the Tommy Bahama Group partially offset by the sales increases in the lower margin businesses in the Menswear and Womenswear Groups.
Selling, general and administrative expenses, or SG&A, increased 14.2% during the nine months of fiscal 2006. SG&A was 26.6% of net sales in the nine months of fiscal 2006 compared to 25.8% of net sales in the nine months of fiscal 2005. The increase in SG&A was primarily due to the higher SG&A expense structure associated with our acquired Ben Sherman branded business, additional Tommy Bahama and Ben Sherman retail stores and expenses associated with the start-up of new marketing initiatives in the Menswear Group.
Amortization of intangible assets decreased 13.2% in the nine months of fiscal 2006. The decrease was due to certain intangible assets acquired as part of our acquisitions of Tommy Bahama and Ben Sherman, which have a greater amount of amortization in the earlier periods following the acquisition than later periods. This decline was partially offset by recognizing amortization related to the intangible assets acquired in the Ben Sherman transaction for the entire period during the nine months of fiscal 2006 compared to only seven months in the corresponding period of the prior year.
Royalties and other operating income increased 11.9% in the nine months of fiscal 2006. The increase was primarily due to the benefit of licensing related to our Ben Sherman brand for the entire nine months of fiscal 2006, as well as higher royalty income from existing and additional licenses for the Tommy Bahama brand. Additionally, during the nine months of fiscal 2006, we recognized a gain of approximately $0.5 million related to the sale of substantially all the assets of Paradise Shoe, a 50% owned joint venture which was the licensee of Tommy Bahama footwear.
Interest expense, net decreased 2.5% in the nine months of fiscal 2006. The decrease in interest expense was primarily due to the non-recurring $1.8 million charge recognized in the first quarter of fiscal 2005 related to the refinancing of our U.S. Revolver in July 2004, partially offset by the higher debt levels outstanding and higher interest rates during the nine months of fiscal 2006.
Income taxes were at an effective tax rate of 35.4% for the nine months of fiscal 2006 compared to 35.3% for the nine months of fiscal 2005.
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
Corporate and Other is a reconciling category for reporting purposes and includes our corporate offices, substantially all financing activities, LIFO inventory accounting adjustments, certain revenue reserves and other costs that are not allocated to the operating groups. LIFO inventory calculations are made on a legal entity basis, which do not correspond to our segment definitions. The information below presents certain information about our segments (in thousands):

	Third Quarter of			Nine Months of
	Fiscal 2006	Fiscal 2005	% Change	Fiscal 2006	Fiscal 2005	% Change

Net Sales
Menswear Group	$166,109	$168,937	(1.7%)	$530,517	$468,881	13.1%
Womenswear Group	80,928	78,853	2.6%	205,680	176,408	16.6%
Tommy Bahama Group	108,590	101,399	7.1%	290,522	281,351	3.3%
Corporate and Other	461	27	nm	499	386	29.3%

Total Net Sales	$356,088	$349,216	2.0%	$1,027,218	$927,026	10.8%

Operating Income
Menswear Group	$6,410	$14,114	(54.6%)	$37,382	$41,083	(9.0%)
Womenswear Group	6,143	5,218	17.7%	12,031	4,460	169.8%
Tommy Bahama Group	19,747	13,524	46.0%	44,213	31,335	41.1%
Corporate and Other	(3,228)	(4,117)	(21.6%)	(11,272)	(9,919)	(13.6%)

Total Operating Income	$29,072	$28,739	1.2%	$82,354	$66,959	23.0%

For further information regarding our segments, see Note 6 to our unaudited condensed consolidated financial statements included in this report.
The discussion below compares our results of operations by operating segment for the third quarter of fiscal 2006 compared to the third quarter of fiscal 2005 and also the nine months of fiscal 2006 compared to the nine months of fiscal 2005. Each percentage change provided below reflects the change for the quarter or the nine months between fiscal 2006 and fiscal 2005 as identified in the respective heading unless otherwise indicated.
Menswear Group
Third Quarter of Fiscal 2006 vs. Third Quarter of Fiscal 2005
The Menswear Group reported a 1.7% decrease in net sales in the third quarter of fiscal 2006. The decrease was primarily due to the unit sales decrease of 2.6% with a relatively flat average selling price per unit. A unit sales decrease was experienced in Ben Sherman and our historical men’s product lines. In addition, the change in foreign currency exchange rates had a negative impact on net sales. These unit sales decreases were partially offset by increased unit sales from new marketing initiatives in tailored clothing and dress, knit and woven shirts, and our golf division operations.
The Menswear Group reported a decrease of 54.6% in operating income in the third quarter of fiscal 2006. The decrease in operating income was primarily due to:
•	Lower profitability in our Ben Sherman business primarily resulting from lower sales in both the United Kingdom and United States and higher returns, allowances and inventory write-downs in the United States.

•	Costs associated with the opening of additional Ben Sherman retail stores, which totaled eight at March 3, 2006 (all of which are located in the United Kingdom and six of which are outlet stores) compared to one at February 25, 2005 as well as the costs associated with the opening of the first Ben Sherman retail store in the United States.

•	Start-up costs associated with the expansion of the Ben Sherman brand in Europe.

•	Approximately $1.6 million of costs and operating losses related to the closure of four manufacturing plants and the consolidation of certain support functions.
Nine Months of Fiscal 2006 vs. Nine Months of Fiscal 2005
The Menswear Group reported a 13.1% increase in net sales in the nine months of fiscal 2006. The increase was due to the unit sales increase of 12.9% in the historical Menswear business from new marketing initiatives in tailored clothing and dress, knit and woven shirts, as well as the inclusion of Ben Sherman for 39 weeks in the nine months of fiscal 2006 versus 30 weeks in the nine months of fiscal 2005. Ben Sherman brand net sales were $129.1 million in the nine months of fiscal 2006 and $111.4 million in the nine months of fiscal 2005. The average selling price per unit was relatively flat for the historical Menswear business.
The Menswear Group reported a 9.0% decrease in operating income in the nine months of fiscal 2006. The decrease in operating income was primarily due to the decline in operating income at Ben Sherman, partially offset by increased operating income in portions of our historical Menswear business as well as the items noted above for the third quarter.
Womenswear Group
Third Quarter of Fiscal 2006 vs. Third Quarter of Fiscal 2005
The Womenswear Group, which primarily operates in the mass merchant channel, reported a 2.6% increase in net sales in the third quarter of fiscal 2006 driven by growth with our largest customer, Target. The change was primarily due to an average selling price per unit increase of 4.5% resulting from a change in product mix, partially offset by a 1.9% decline in units shipped.

The Womenswear Group reported an increase in operating income of $0.9 million in the third quarter of fiscal 2006. The change was primarily due to the leveraging of SG&A over a higher sales base, a greater focus on improved product sourcing as implemented in the second half of fiscal 2005 that continued through the third quarter of fiscal 2006 and becoming more selective by only accepting programs that meet certain profitability standards.
Nine Months of Fiscal 2006 vs. Nine Months of Fiscal 2005
The Womenswear Group reported a 16.6% increase in net sales in the first nine months of fiscal 2006. The change was primarily due to the unit sales increase of 13.1% and the average selling price per unit increase of 4.9%, which was a result of a change in product mix.
The Womenswear Group reported an increase in operating income of $7.6 million in the first nine months of fiscal 2006. The change was primarily due to the reasons noted above for the third quarter.
Tommy Bahama Group
Third Quarter of Fiscal 2006 vs. Third Quarter of Fiscal 2005
The Tommy Bahama Group reported a 7.1% increase in net sales in the third quarter of fiscal 2006. The increase was due to an average selling price per unit increase of 6.1%, excluding the private label business, resulting from increased retail sales and higher average selling price per unit on branded wholesale business. The increase in retail sales was primarily due to an increase in the number of retail stores from 50 at the end of the third quarter of fiscal 2005 to 58 at the end of the third quarter of fiscal 2006. The higher average selling price per unit on branded wholesale business was due to lower levels of off-price merchandise during fiscal 2006.
The net sales increase was partially offset by exiting the private label business, which accounted for $2.6 million of sales during the third quarter of fiscal 2005 and which did not contribute any sales during the third quarter of fiscal 2006.
The Tommy Bahama Group reported an increase of 46.0% in operating income in the third quarter of fiscal 2006. The increase in operating income was primarily due to:
•	Improvements in gross margins due to higher retail sales, improvements in product sourcing and improved inventory management, which resulted in lower mark-downs.

•	Exiting the private label business, which provided lower margins.

•	Reduced amortization expense related to intangible assets.
Nine Months of Fiscal 2006 vs Nine Months of Fiscal 2005
The Tommy Bahama Group reported a 3.3% increase in net sales in the nine months of fiscal 2006. The increase was due to the average selling price per unit increase of 4.6% excluding the private label business, primarily due to increased retail sales and higher average selling price per unit on branded wholesale business. Unit sales were relatively comparable during the nine months of fiscal 2006 and the nine months of fiscal 2005. The increase in retail sales and higher average selling price per unit on branded wholesale business are due to the same reasons noted above for the quarter.
The net sales increase was partially offset by exiting the private label business which accounted for $9.6 million of sales during the nine months of fiscal 2005 and less than $0.1 million during the nine months of fiscal 2006.
The Tommy Bahama Group reported an increase of 41.1% in operating income in the nine months of fiscal 2006. The increase in operating income was primarily due to the same reasons noted above for the quarter.
Corporate and Other
Third Quarter of Fiscal 2006 vs Third Quarter of Fiscal 2005
The Corporate and Other operating loss decreased $0.9 million in the third quarter of fiscal 2006. This decrease was primarily due to reduced parent company expenses partially offset by the impact of LIFO inventory accounting.
Nine Months of Fiscal 2006 vs Nine Months of Fiscal 2005
The Corporate and Other operating loss increased $1.3 million in the nine months of fiscal 2006. The increase in the operating loss was primarily due to the impact of LIFO inventory accounting and increased parent company expenses.

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
Cash and cash equivalents on hand was $10.0 million at March 3, 2006 compared to $6.5 million and $17.2 million at June 3, 2005 and February 25, 2005, respectively.
Operating Activities
Nine Months of Fiscal 2006 vs. Nine Months of Fiscal 2005
During the nine months of fiscal 2006, our operations generated $14.2 million of cash compared to $0.4 million of cash during the nine months of fiscal 2005. The increase in operating cash flows was primarily a result of the net earnings for the period adjusted for non-cash activities such as depreciation and amortization and changes in working capital accounts including lower amounts of current liabilities, higher amounts of accounts receivable and prepaid expenses and slightly lower amounts of inventories from the balances at June 3, 2005.
During the nine months of fiscal 2005, we generated cash flows from operations of $0.4 million. Working capital changes included an increase in inventory, decreased accounts payable and accrued expenses offset by a decrease in accounts receivable. The inventory increase occurred in our Tommy Bahama businesses to support anticipated increased sales. The accounts payable decrease was primarily due to the timing of inventory purchases while the decline in accrued expenses was primarily due to incentive compensation accrued at the end of fiscal 2004 and paid in the first quarter of fiscal 2005. The accounts receivable decline was due to the decline in sales in the last two months of the first half of fiscal 2005 compared to the last two months of the fourth quarter of fiscal 2004.
Our working capital ratio, which is calculated by dividing total current assets by total current liabilities, was 2.78:1 and 2.20:1 at March 3, 2006 and February 25, 2005, respectively. The improvement was due to the significant reduction of current liabilities (primarily accounts payable) partially offset by a decrease in current assets due to the decrease in inventory between periods, each as discussed below.
Receivables were $206.8 million and $209.0 million at March 3, 2006 and February 25, 2005, respectively, representing a decrease of 1%. Days’ sales outstanding for our accounts receivable balance, excluding retail receivables, was 56 days and 57 days at March 3, 2006 and February 25, 2005, respectively.
Inventories were $166.2 million and $186.2 million at March 3, 2006 and February 25, 2005, respectively. This decrease was primarily a result of a reduction of inventory in our Tommy Bahama Group as we had minimal levels of excess inventory on hand at March 3, 2006 compared to February 25, 2005. Additionally, inventory in our historical Menswear Group decreased compared to February 25, 2005 primarily due to reductions in levels of replenishment program inventory. Our days supply of inventory on hand, calculated on a trailing twelve month average using a FIFO basis, was 73 and 76 days at March 3, 2006 and February 25, 2005, respectively.
Prepaid expenses were $23.6 million and $18.1 million at March 3, 2006 and February 25, 2005, respectively. The increase in prepaid expenses was primarily due to the timing of certain monthly payments, which were required to be paid at the beginning of the calendar month, prior to the end of the third quarter of fiscal 2006, whereas such payments were made subsequent to the end of the quarter in fiscal 2005.
Current liabilities, which primarily consist of payables arising out of our operating activities, were $146.0 million and $196.1 million at March 3, 2006 and February 25, 2005, respectively. The decrease was primarily due to payments of certain recurring accounts payable and other accrued expenses occurring earlier during fiscal 2006 and lower levels of inventory purchases as compared to fiscal 2005.

Deferred income tax liabilities were $74.6 million and $78.7 million at March 3, 2006 and February 25, 2005, respectively. The decrease was primarily a result of changes in property, plant and equipment basis differences, amortization of acquired intangibles, deferred rent and deferred compensation balances.
Other non-current liabilities, which primarily consist of deferred rent and deferred compensation amounts, were $28.4 million and $15.6 million at March 3, 2006 and February 25, 2005, respectively. The increase was primarily due to the recognition of deferred rent during the fourth quarter of fiscal 2005 and the nine months of fiscal 2006 as well as the deferral of certain compensation payments to our executives in accordance with our deferred compensation plans.
Investing Activities
During the nine months of fiscal 2006, investing activities used $26.5 million in cash. Cash paid for acquisitions during fiscal 2006 consisted of the earn-out payment in the first quarter of fiscal 2006 related to the fiscal 2004 Tommy Bahama Group acquisition and the payment for the acquisition of the Solitude® and Arnold Brant® trademarks and related working capital during fiscal 2006. Additionally, approximately $16.6 million of capital expenditures were incurred, primarily related to new Tommy Bahama and Ben Sherman retail stores. These investments were partially offset by $2.0 million of proceeds received from our Paradise Shoe equity investment as a result of Paradise Shoe selling its assets during the first quarter of fiscal 2006.
During the nine months of fiscal 2005, investing activities used $155.3 million in cash, consisting of approximately $137.4 million (net of cash acquired) for the acquisition of Ben Sherman as well as payments in the first quarter of fiscal 2005 of approximately $5.5 million related to the Tommy Bahama Group acquisition. Additionally, we incurred capital expenditures of $12.0 million primarily related to new Tommy Bahama retail stores and capital expenditures for computer equipment and software.
Non-current assets including property, plant and equipment, goodwill, intangible assets and other non-current assets increased primarily as a result of the fiscal 2005 earn-out related to the Tommy Bahama acquisition and capital expenditures for our retail stores. These increases were partially offset by depreciation of our fixed assets, amortization of our intangible assets and the impact of changes in foreign currency exchange rates.
Financing Activities
During the nine months of fiscal 2006, financing activities provided approximately $16.4 million in cash, primarily from $18.5 of additional borrowings, net of repayments, under our U.S. Revolver in fiscal 2006 to fund our investments and working capital needs during the period and $4.9 million of cash provided by the issuance of common stock upon the exercise of employee stock options. These proceeds were partially offset by the payment of $6.9 million of quarterly dividends on our common shares during the nine months of fiscal 2006.
During the nine months of fiscal 2005 financing activities generated $123.7 million in cash. Substantially all of these proceeds represent the funding from the U.S. Revolver to finance the Ben Sherman acquisition on July 30, 2004, as well as other working capital investments, partially offset by the $2.8 million paid in the first quarter of fiscal 2005 related to the refinancing of the U.S. Revolver. Additionally, $2.2 million of cash was provided by the issuance of common stock upon the exercise of employee stock options. These cash proceeds were partially offset by the use of cash to pay $5.9 million of dividends on our common stock.
On March 6, 2006, we paid a cash dividend of $0.15 per share to shareholders of record as of February 15, 2006. Additionally, on April 4, 2006, our board of directors declared a cash dividend of $0.15 per share to shareholders of record as of May 15, 2006, payable on June 5, 2006. We expect to pay dividends in future quarters. However, we may decide to discontinue or modify the dividend payment at any time if we determine that other uses of our capital, including, but not limited to, payment of debt outstanding or funding of future acquisitions, may be in our best interest, if our expectations of future cash flows and future cash needs outweigh the ability to pay a dividend, or if the terms of our credit facilities limit our ability to pay dividends. Additionally, we may borrow to fund dividends in the short term based on our expectations of operating cash flows in future periods. All cash flow from operations will not necessarily be paid out as dividends in all periods.
Debt was $311.0 million and $341.1 million at March 3, 2006 and February 25, 2005, respectively. The decrease was a result of the net cash generated from operations less any amounts reinvested or paid as dividends.

Liquidity and Capital Resources
The table below provides a description of our significant financing arrangements (in thousands):

March 3, 2006

$280 million U.S. Senior Secured Revolving Credit Facility (“U.S. Revolver”), which accrues interest, unused line fees and letter of credit fees based upon a pricing grid which is tied to certain financial ratios (6.73% at March 3, 2006), requires interest payments monthly with principal due at maturity (July 2009), and is collateralized by substantially all the assets of the company and its domestic subsidiaries	$110,400

£12 million Senior Secured Revolving Credit Facility (“U.K. Revolver”), which accrues interest at the bank’s base rate plus 1.2% (5.70% at March 3, 2006), requires interest payments monthly with principal payable on demand or at maturity (July 2006), and is collateralized by substantially all the United Kingdom assets of Ben Sherman	1,456

$200 million Senior Unsecured Notes (“Senior Unsecured Notes”), which accrue interest at 8.875% (effective interest rate of 9.0%) and require interest payments semiannually on June 1 and December 1 of each year, with principal due at maturity (June 2011), are subject to certain prepayment penalties and are guaranteed by our domestic subsidiaries	199,072

Other debt, including capital lease obligations with varying terms and conditions, collateralized by the respective assets	97

Total Debt	311,025

Short-term Debt	1,495

Long-term Debt	$309,530

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
Our lines of credit under the U.S. Revolver and U.K. Revolver are used to finance trade letters of credit and standby letters of credit as well as provide funding for other operating activities and acquisitions. As of March 3, 2006, approximately $106.4 million and $1.0 million of trade letters of credit and other limitations were outstanding against the U.S. Revolver and the U.K. Revolver, respectively. The net availability under our U.S. Revolver and U.K. Revolver was approximately $63.2 million and $18.5 million, respectively, as of March 3, 2006.
The U.S. Revolver, the U.K. Revolver and the Senior Unsecured Notes each include certain debt covenant restrictions that require us or our subsidiaries to maintain certain financial ratios that are customary for similar facilities. The U.S. Revolver also includes limitations on certain restricted payments such as earn-outs, payment of dividends and prepayment of debt. As of March 3, 2006, we were compliant with all financial covenants and restricted payment clauses related to our debt agreements.
Upon expiration on maturity of the U.K. Revolver in July 2006, the U.S. Revolver in July 2009 and the Senior Unsecured Notes in June 2011, we anticipate that we will be able to refinance the facilities either with the same lender or other lenders with terms available in the market at that time.
We anticipate that we will be able to satisfy our ongoing cash requirements, which generally consist of working capital needs, capital expenditures and interest and principal payments on our debt during the remainder of fiscal 2006 primarily from cash flow from operations and cash on hand supplemented by borrowings under our lines of credit, as necessary. Our need for working capital is typically seasonal with the greatest requirements generally existing from the late second quarter to early fourth quarter of each fiscal year as we build inventory for the spring/summer season. Our capital needs will depend on many factors including our growth rate, the need to finance increased inventory levels and the success of our various products. Our debt to total capitalization ratio was 47% and 54% at March 3, 2006 and February 25, 2005, respectively.

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
Our contractual obligations as of March 3, 2006 have not changed significantly from the contractual obligations outstanding at June 3, 2005 other than changes in the amounts outstanding under the U.S. Revolver and U.K. Revolver, amounts outstanding pursuant to letters of credit (both as discussed above) and leases for our recently opened retail stores, none of which occurred outside the ordinary course of business.
We anticipate our capital expenditures for fiscal 2006 to be approximately $25 million, including $16.6 million incurred in the nine months of fiscal 2006. These expenditures will consist primarily of the continued expansion of our retail operations of the Tommy Bahama Group and Ben Sherman brand, including the opening of additional retail stores.
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

As of March 3, 2006, approximately $111.9 million of debt outstanding (or 36% of our total debt) was subject to variable interest rates, with a weighted average rate of approximately 6.72%. Our average variable rate borrowings for the nine months of fiscal 2006 were $103.0 million, with an average interest rate of 6.14% during the period. Our lines of credit are based on variable interest rates in order to take advantage of the lower rates available in the current interest rate environment and to provide the necessary borrowing flexibility required. To the extent that the amounts outstanding under our variable rate lines of credit change, our exposure to changes in interest rates would also change. If the average interest rate for the nine months of fiscal 2006 increased by 100 basis points, our interest expense would have been approximately $0.5 million higher during the period.
At March 3, 2006, we had approximately $199.2 million of fixed rate debt and capital lease obligations outstanding with substantially all the debt having an effective interest rate of 9.0% and maturing in June 2011. Such agreements may result in higher interest expense than could be obtained under variable interest rate arrangements in certain periods, but are primarily intended to provide long-term financing of our capital structure and minimize our exposure to increases in interest rates. A change in the market interest rate impacts the fair value of our fixed rate debt but has no impact on interest incurred or cash flows.
None of our debt was entered into for speculative purposes. We generally do not engage in hedging activities with respect to our interest rate risk and do not enter into such transactions on a speculative basis.
FOREIGN CURRENCY RISK
To the extent that we have assets and liabilities, as well as operations, denominated in foreign currencies that are not hedged, we are subject to foreign currency transaction gains and losses. We view our foreign investments as long-term and as a result we generally do not hedge such foreign investments. We do not hold or issue any derivative financial instruments related to foreign currency exposure for speculative purposes.
We receive United States dollars for substantially all of our product sales. Approximately 10% of our net sales during the nine months of fiscal 2006 were denominated in currencies other than the United States dollar. These sales primarily relate to Ben Sherman sales in the United Kingdom and Europe and to a lesser extent sales of certain products in Canada. With the dollar trading at a weaker position than it has historically traded versus the pound sterling and the Canadian dollar, a strengthening United States dollar could result in lower levels of sales and earnings in our consolidated statements of earnings in future periods, although the sales in foreign currencies could be equal to or greater than amounts as previously reported. Based on our current level of sales denominated in foreign currencies, if the dollar strengthens by 5%, we would experience a decrease in sales of approximately $6.5 million.
Substantially all of our inventory purchases from contract manufacturers throughout the world are denominated in United States dollars. Purchase prices for our products may be impacted by fluctuations in the exchange rate between the United States dollar and the local currencies, such as the Chinese Yuan, of the contract manufacturers, which may have the effect of increasing our cost of goods sold in the future. Due to the number of currencies involved and the fact that not all foreign currencies react in the same manner against the United States dollar, we cannot quantify in any meaningful way the potential effect of such fluctuations on future costs. However, we do not believe that exchange rate fluctuations will have a material impact on our inventory costs in future periods.
We may from time to time purchase foreign currency forward exchange contracts to hedge against changes in foreign currency exchange rates. At March 3, 2006, we have entered into foreign currency exchange contracts, each with maturities of less than twelve months, totaling $8.0 million, which have not been settled. Such contracts are marked to market with the offset being recognized in our consolidated statement of earnings as the criteria for hedge accounting has not been met. The impact on our consolidated statements of earnings for these contracts is not material.
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
There have not been any significant changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the third quarter of fiscal 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In the ordinary course of business, we may become subject to litigation or claims. There are no material pending legal proceedings, proceedings known to be contemplated by governmental authorities or changes in items previously disclosed involving us during the nine months of fiscal 2006, requiring disclosure under Item 103 of Regulation S-K.
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

April 4, 2006	OXFORD INDUSTRIES, INC.
(Registrant)

/s/ Thomas Caldecot Chubb III

Thomas Caldecot Chubb III
Executive Vice President
(Principal Financial Officer)