Form 10-K
period 2006-06-02
OXFORD INDUSTRIES INC
filed 2006-08-15
CIK 75288

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 2, 2006
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 1-4365

OXFORD INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Georgia	58-0831862
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

222 Piedmont Avenue, N.E., Atlanta, Georgia 30308
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code:
(404) 659-2424

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $1 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
NONE

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filed or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

As of December 2, 2005, the aggregate market value of the voting stock held by non-affiliates of the registrant (based upon the closing price for the common stock on the New York Stock Exchange on that date) was approximately $847,284,108. For purposes of this calculation only, shares of voting stock directly and indirectly attributable to executive officers, directors and holders of 10% or more of the registrant’s voting stock (based on Schedule 13G filings made as of or prior to December 2, 2005) are excluded. This determination of affiliate status and the calculation of the shares held by any such person are not necessarily conclusive determinations for other purposes. There are no non-voting shares of the registrant.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

	Name of Each Exchange	Number of Shares Outstanding
Title of Each Class	on Which Registered	as of August 10, 2006
Common Stock, $1 par value	New York Stock Exchange	17,710,657
	Documents Incorporated by Reference

Portions of our definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A relating to the Annual Meeting of Shareholders of Oxford Industries, Inc. to be held on October 10, 2006, are incorporated by reference in Part III of this Form 10-K. We intend to file such proxy statement with the Securities and Exchange Commission not later than 120 days after our fiscal year ended June 2, 2006.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

Our Securities and Exchange Commission filings and public announcements often include forward-looking statements about future events. Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “will” and similar expressions identify forward-looking statements, which generally are not historical in nature. We intend for all such forward-looking statements contained herein, the entire contents of our website, and all subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf, to be covered by the safe harbor provisions for forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933 (which Sections were adopted as part of the Private Securities Litigation Reform Act of 1995). Important assumptions relating to these forward-looking statements include, among others, assumptions regarding demand for our products, expected pricing levels, raw material costs, the timing and cost of planned capital expenditures, expected outcomes of pending litigation and regulatory actions, competitive conditions, general economic conditions and expected synergies in connection with acquisitions and joint ventures. Forward-looking statements reflect our current expectations, based on currently available information, and are not guarantees of performance. Although we believe that the expectations reflected in such forward-looking statements are reasonable, these expectations could prove inaccurate as such statements involve risks and uncertainties, many of which are beyond our ability to control or predict. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Important factors relating to these risks and uncertainties include, but are not limited to, those described in Part I, Item 1A. Risk Factors and elsewhere in this report and those described from time to time in our future reports filed with the Securities and Exchange Commission.

We caution that one should not place undue reliance on forward-looking statements, which speak only as of the date this report is filed with the Securities and Exchange Commission. We disclaim any intention, obligation or duty to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

DEFINITIONS

As used in this report, unless the context requires otherwise, “our,” “us” and “we” mean Oxford Industries, Inc. and its consolidated subsidiaries. Also, the terms “FASB,” “SFAS” and “SEC” mean the Financial Accounting Standards Board, Statement of Financial Accounting Standards and the U.S. Securities and Exchange Commission, respectively. Additionally, the terms listed below reflect the respective period noted:

Fiscal 2007	52 weeks ending June 1, 2007
Fiscal 2006	52 weeks ended June 2, 2006
Fiscal 2005	53 weeks ended June 3, 2005
Fiscal 2004	52 weeks ended May 28, 2004
Fiscal 2003	52 weeks ended May 30, 2003
Fiscal 2002	52 weeks ended May 31, 2002

Fourth quarter fiscal 2006	13 weeks ended June 2, 2006
Third quarter fiscal 2006	13 weeks ended March 3, 2006
Second quarter fiscal 2006	13 weeks ended December 2, 2005
First quarter fiscal 2006	13 weeks ended September 2, 2005

Fourth quarter fiscal 2005	14 weeks ended June 3, 2005
Third quarter fiscal 2005	13 weeks ended February 25, 2005
Second quarter fiscal 2005	13 weeks ended November 26, 2004
First quarter ended fiscal 2005	13 weeks ended August 27, 2004

PART I

Item 1.	Business

BUSINESS AND PRODUCTS

Introduction and Background

Oxford Industries, Inc. was founded in 1942. We are a producer and marketer of branded and private label apparel for men, women and children and an operator of retail stores and restaurants. We provide retailers and consumers with a wide variety of apparel products and services to suit their individual needs.

We categorize our sales as “branded” or “private label.” Where we sell products under a brand that we own to one or more customers or where we sell products under a brand that is owned by a third party to two or more customers, we consider such sales to be branded sales.

Our owned brands include the following:

Tommy Bahama®	Oxford Golf®	Ben Sherman®
Indigo Palms®	Cattleman®	Ely®
Island Soft®	Cumberland Outfitters®	Solitude®
Arnold Brant®

As discussed in the intellectual property section below, we hold licenses to produce and sell certain product categories to more than one customer for the following brands:

Tommy Hilfiger®	Dockers®	Geoffrey Beene®
Nautica®	Oscar de la Renta®	Orvis® Signaturetm
Evisu®

Alternatively, where we sell products under a brand name exclusively to one customer and the brand is not owned by us, we consider such sales to be private label sales. For example, we produce L.L. Bean products only for L.L. Bean Inc. and consider such sales to be private label.

Our customers are found in every major channel of distribution including:

National chains	Department stores	Our retail stores
Specialty catalogs	Specialty stores	Our internet websites
Mass merchants	Internet retailers

Our business is operated through the following segments:

Segment	Description of the Business

Menswear Group	Produces branded and private label dress shirts, sport shirts, dress slacks, casual slacks, suits, sportcoats, suit separates, walkshorts, golf apparel, outerwear, sweaters, jeans, swimwear, footwear and headwear, licenses its brands for accessories and other products and operates retail stores.
Tommy Bahama Group	Produces lifestyle branded casual attire, operates retail stores and restaurants, and licenses its brands for accessories, footwear, furniture, and other products.

As discussed in note 3 of our consolidated financial statements included in this report, we sold our Womenswear Group operations in fiscal 2006. Our Womenswear Group produced private label women’s sportswear separates, coordinated sportswear, outerwear, dresses and swimwear.

For more details on each of our segments, see note 13 of our consolidated financial statements and Part I, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, both contained in this report.

On June 13, 2003, we acquired all of the outstanding capital stock of Viewpoint International, Inc., which we operate as the Tommy Bahama Group. The purchase price for the Tommy Bahama Group consisted of $240 million in cash, $10 million in our common stock and up to $75 million in contingent payments that are subject to the Tommy Bahama Group achieving certain performance targets during the four years subsequent to the acquisition, as described in note 2 to our consolidated financial statements contained herein. The contingent payments have been earned in full for each of the first three years as the performance targets were achieved in each year. The transaction was financed by a $200 million private placement of senior unsecured notes completed on May 16, 2003 and a $275 million secured revolving credit facility closed on June 13, 2003, each as discussed in note 8 of our consolidated financial statements contained in this report.

On July 30, 2004, we acquired Ben Sherman Limited, which we operate as part of our Menswear Group. Ben Sherman is a London-based designer, distributor and marketer of branded sportswear and footwear, which also licenses the right to design, distribute and market Ben Sherman accessories. The purchase price for Ben Sherman was £80 million, or approximately $145 million, plus associated expenses. The acquisition was primarily financed with cash on hand and borrowings under our secured revolving credit facility and certain seller notes, each as described in note 8 to our consolidated financial statements contained in this report. In conjunction with the acquisition of Ben Sherman, our secured revolving credit facility was amended and restated on July 28, 2004 and increased to $280 million with a syndicate of eight financial institutions. The maturity date was extended to July 28, 2009.

We are a Georgia corporation and our principal executive offices are located at 222 Piedmont Avenue, NE, Atlanta, Georgia 30308. Our telephone number is (404) 659-2424. Our website address is www.oxfordinc.com. Information on our website does not constitute part of this report.

SALES AND MARKETING

In continuing operations, we sold our products to more than 11,000 active customers in fiscal 2006. Our 10 largest customers accounted for 44%, 45% and 53% of our net sales in fiscal 2006, 2005 and 2004, respectively. No individual customer accounted for greater than 10% of our consolidated net sales during fiscal 2006. We believe that our long-standing relationships with all of our major customers are good.

We maintain apparel sales offices and showrooms in several locations, including Atlanta, New York, Seattle, London, Hong Kong and Dusseldorf. Our wholesale operations employ a sales force consisting of salaried and commissioned sales employees and independent commissioned sales representatives. Approximately 70% of our net sales in fiscal 2006 were generated by our salaried employees. The remaining portion of our net sales were generated by independent commissioned sales representatives. More than 85% of our net sales in fiscal 2006 were to customers located within the United States.

Several of our product lines are designed and manufactured in anticipation of orders for sale to department and specialty stores and certain specialty chain and catalog customers. We make commitments for fabric and production in connection with these lines. These commitments can be up to several months prior to the receipt of firm orders from customers. These lines include both popular and better price merchandise sold under brand and designer names or customers’ private labels. If orders do not materialize, we may incur expenses to terminate our fabric and production commitments and dispose of excess inventories.

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

In addition to our wholesale operations, our Tommy Bahama Group operates retail stores and restaurants in the United States, and our Menswear Group also operates Ben Sherman retail stores in the United Kingdom and the United States.

MANUFACTURING, RAW MATERIALS, SOURCES OF SUPPLY AND LOGISTICS

Manufacturing and Raw Materials

We acquire our products by sourcing from third party producers, and to some degree we manufacture a portion of our products in our owned manufacturing facilities and through our joint venture partners. In fiscal 2006, we sourced approximately 97% of our products from third party producers. For fiscal 2006, package purchases represented approximately 92% and Cut-Make-Trim (CMT) purchases represented approximately 8% of our third party sourced units. Less than 1% of our products were sourced from contractors in the United States.

Package purchases are purchases which include both raw materials and cut, sew and finish labor. We do not take ownership of package purchases until the goods are shipped. CMT contract purchases are purchases in which we supply the raw materials and purchase cut, sew and finish labor from third party producers. In CMT purchases, we retain ownership of the raw materials throughout the manufacturing and finishing process.

We typically conduct business with our producers on an order-by-order basis. Our third party producers perform cutting, sewing and/or related operations to produce finished apparel products to the specifications and quality standards approved by us in advance. We inspect fabric and finished goods throughout the manufacturing process as part of our quality control program to ensure that consumers receive products that meet our high standards.

The use of third party producers enables us to reduce working capital relating to work-in-process inventories. To place orders and monitor production, we maintain buying offices in Hong Kong, Singapore and India. We monitor production in our offshore manufacturing locations by sending employees from our buying offices, employing local nationals and using unaffiliated buying agents. In any given offshore location, we may use one or more of these methods of monitoring production.

The use of a large number of manufacturers enables us to maintain a stable, efficient and flexible manufacturing network. For some manufacturers, we are the primary or only customer and have significant influence of the facility’s capacity to cover our core, ongoing production needs. This core manufacturing capacity is supplemented by an extensive network of contract manufacturers for which we are not the primary customer. This second tier of manufacturing capacity enables us to handle short-term increases in demand for production created by the seasonality of our business in certain products and other manufacturing demand that cannot be met by our core capacity.

We require all third party producers who manufacture or finish products for us to abide by a stringent code of conduct that sets guidelines for employment practices such as wages and benefits, working hours, health and safety, working age and disciplinary practices, and for environmental, ethical and legal matters. In addition, many of our customers and licensors require compliance with their codes of conduct which may be more stringent than our code of conduct. We regularly assess manufacturing and finishing facilities to ensure that they are complying with our code of conduct as well as the code of conduct of any customer or licensor. Our monitoring program includes periodic on-site facility inspections and continuous improvement activities. We also hire independent monitors to supplement our efforts.

Sources of Supply

Our products are manufactured from cotton, linen, wool, silk, other natural fibers, synthetics and blends of these materials. The majority of the materials used in our manufacturing operations are purchased in the form of woven or knitted finished fabrics directly from numerous offshore fabric mills or from intermediary firms that purchase unfinished or greige fabric from mills and then re-sell such fabric after dyeing and finishing it. In addition, many of our buttons, zippers, thread and other trim items are also purchased from offshore suppliers. We do not have long-term raw materials contracts with any of our principal suppliers.

We regard our access to offshore sources of raw materials, finished goods and outside production as adequate for our needs. We are not dependent on any single source or third party contract manufacturer as no single manufacturer accounts for a material portion of our purchases. There are occasions when we are unable to take customer orders on short notice because of the minimum lead time required to produce a garment that is acceptable to the customer with respect to cost, quantity, quality and service. We are unable to quantify the value of potential orders declined due to the inability to meet the required lead time. We believe that our required lead times are competitive by industry standards.

Logistics

We operate a number of dedicated distribution centers in the United States and we also outsource distribution activities to third party logistics providers. Distribution center activities include receiving finished goods from our plants and contractors, inspecting those products and shipping them to our customers. We continually explore opportunities to improve efficiencies in our logistics activities.

INTELLECTUAL PROPERTY

Owned Brands

We market our apparel collections under the following primary brands:

Tommy Bahama

Tommy Bahama is an aspirational lifestyle brand that defines elegant island living with men’s and women’s sportswear, swimwear and accessories.

Indigo Palms

Indigo Palms is a collection of denim-related sportswear that is infused with an island attitude. Appealing to a modern, sophisticated, quality conscious customer, Indigo Palms offers the finest fabrics, treatments and styling in a luxurious yet casual collection for men and women.

Island Soft

Island Soft takes a sophisticated, more fashion-minded approach to sportswear. This upscale men’s collection offers a more dressed up alternative, featuring a group of innovative jacket/blazer hybrids, as well as trousers, shirts, sweaters and outerwear.

Ben Sherman

The Ben Sherman collection was established in 1963. It targets 19 to 35-year-old men and women. The Ben Sherman collection has a long heritage as a modern, young men’s shirt brand that has evolved into its current irreverent global lifestyle brand for youthful-thinking men and women.

Oxford Golf

The Oxford Golf line was launched in the Fall of 2003 by the Menswear Group. It appeals to a sophisticated golf apparel customer with a taste for high quality, attention to detail and classic styling.

Ely & Walker brands

Brands in this line include Ely, Cattleman, Ely Casuals®, and Cumberland Outfitters, which are targeted toward a western-style shirt and sportswear consumer.

Solitude

Solitude is a California lifestyle brand created by world champion surfer Shaun Tomson and his wife Carla. Solitude is inspired by the casual, beach lifestyle of Santa Barbara and blends the elements of surf, sand and sun into a full collection of casual and dress sportswear.

Arnold Brant

Arnold Brant is a tailored collection of men’s clothing which blends the modern elements of style with affordable luxury.

Licenses

We have the right to use trademarks under license and design agreements with the trademark owners. The following are principal trademarks we have the right to use:

•	Tommy Hilfiger for men’s dress shirts;

•	Nautica for men’s tailored suits, suit separates, sportcoats and dress slacks;

•	Oscar de la Renta for men’s tailored suits, suit separates, sportcoats, vests, and dress and casual slacks;

•	Geoffrey Beene for men’s tailored suits, suit separates, sportcoats, vests and dress slacks;

•	Dockers for men’s tailored sportcoats and suit separates;

•	Evisu for footwear; and

•	Orvis Signature for men’s sportswear.

In addition to the above licenses, we have an exclusive distribution agreement in the United States and Canada for Evisu apparel and accessories.

Although we are not dependent on any single license or design agreement, we believe our license and design agreements in the aggregate are of significant value to our business.

The license and design agreements mentioned above will expire at various dates through our fiscal year 2012. Many of our licensing agreements are eligible for renewal or extension.

As shown in the table below, we offer numerous products through license arrangements with companies to use our Tommy Bahama and Ben Sherman trademarks. Certain of these licensed products are sold in our retail stores. Such licenses are generally for limited geographic areas, such as the United States or the United Kingdom. The licenses expire at various dates and in some cases may be renewed or extended by the licensee at their option as long as they have met certain obligations and goals provided in the agreements.

Tommy Bahama	Ben Sherman

Women’s handbags and small leather goods	Men’s backpacks, travel bags and wallets
Men’s and women’s watches	Men’s and boys’ watches and jewelry
Men’s and women’s eyewear	Men’s and women’s eyewear
Men’s and women’s fragrance	Men’s fragrances and toiletries
Men’s and women’s neckwear	Men’s neckwear and pocket squares
Men’s and women’s shoes, belts and socks	Men’s and boys belts
Bed linens and accessories	Men’s dress and formal suits
Rugs	Men’s formal shirts
Ceiling fans	Men’s, women’s and boys’ leather outerwear
Indoor and outdoor furniture	Men’s and boys’ underwear, socks and sleepwear
Sailing yachts	Men’s gift products
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

SEASONAL ASPECTS OF BUSINESS AND ORDER BACKLOG

Seasonal Aspects of Business

Although our various product lines are sold on a year-round basis, the demand for specific products or styles may be highly seasonal. For example, the demand for golf and Tommy Bahama products is higher in the spring and summer seasons. Products are sold prior to each of the retail selling seasons, including spring, summer, fall and holiday. As the timing of product shipments and other events affecting the retail business may vary, results for any particular quarter may not be indicative of results for the full year. The percentage of net sales from continuing operations by quarter for fiscal 2006 was 24%, 25%, 25% and 26%, respectively, and the percentage of operating income from continuing operations by quarter for fiscal 2006 was 25%, 22%, 23% and 30%, respectively, which may not be indicative of the distribution in future years.

Order Backlog

As of June 2, 2006 and June 3, 2005, we had booked orders relating to our continuing operations amounting to $272.5 million and $282.6 million, respectively, substantially all of which we expect will be or were shipped within six months after each such date. Once we receive a specific purchase order, the dollar value of such order is included in our booked orders. A portion of our business consists of at-once EDI “Quick Response” programs with large retailers. Replenishment shipments under these programs generally have such an abbreviated order life as to exclude them from the order backlog completely. We do not believe that this backlog information is necessarily indicative of sales to be expected for future periods.

COMPETITION

We sell our products in highly competitive domestic and international markets in which numerous United States-based and foreign apparel firms compete. No single apparel firm or small group of apparel firms dominates the apparel industry. We believe we are one of the largest designers, manufacturers, marketers and wholesalers of consumer apparel products in the United States, but there are other apparel firms with greater sales and financial resources.

Competition within the apparel industry is based upon styling, marketing, price, quality, customer service and, with respect to branded and designer product lines, consumer recognition and preference. We believe we compete effectively with other members of the industry with regard to all of these factors. Successful competition in styling and marketing is related to our ability to foresee changes and trends in fashion and consumer preference and to present appealing products to our customers. Successful competition in price, quality and customer service is related to our ability to maintain efficiency in sourcing and distribution. Successful competition with respect to branded and designer product lines is related to the high consumer recognition and loyalty that our owned and licensed brands enjoy.

Substantially all of the apparel sold by us and our principal competitors is produced outside the United States. Most of the apparel sold by us and some of our competitors is sold to customers on a landed, duty-paid basis after it is imported into the United States, while other apparel is sold on a direct basis in which the customer takes ownership in the country of production. In this direct selling scenario, the customer handles the in-bound logistics and customs clearance. Direct selling represented approximately 5% of our net sales in fiscal 2006.

Direct sourcing by our customers presents a competitive challenge to us in our private label business as our customers purchase apparel directly from the third party producers instead of from us. We are not able to quantify the impact that direct sourcing has had on our net sales or margins, but as many of our major customers purchase an increasing percentage of their apparel on a direct sourcing basis the opportunities to sell on a delivered, duty paid basis are reduced.

We believe that the relative price advantage to retailers of direct sourcing is offset, to some extent, by several factors. First, our long-term relationships with foreign facilities enables us to offer the retailers better and more consistent quality, better adherence to delivery schedules and a more reliable flow of more accurate information than that which is available to them from many of the facilities that offer them direct sourcing. In addition, we believe the services we provide in the areas of product development, design and supply chain management offset, to some extent, the relative price advantage of direct sourcing.

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

TRADE REGULATION

International trade agreements, trade preference arrangements and trade legislation are important because most apparel imports into the United States are highly restricted. There are two key types of restrictions. First, there are duties levied on the value of imported apparel. The duty rates on the cotton and wool product categories that cover the majority of our products range from 15 to 20%. Silk products represent a major portion of our Tommy Bahama line and are generally subject to duty rates less than 5%. Second, until January 1, 2005, the United States had implemented restrictive quotas on the importation of many classifications of textiles and apparel products from most of the major apparel-producing countries, including most of the countries where we produce apparel and including the cotton and wool product categories that cover the majority of our products. These quota restraints placed numerical limits on the quantity of garments permitted to be imported into the United States in a given year on a by country and by product category basis. The effect of these quotas was to limit the amount of apparel that could be sourced in the countries that offered the most competitive fabrics and most competitive apparel manufacturing. As a result, a substantial portion of cotton and wool apparel imported into the United States was sourced, prior to January 1, 2005, from countries that would not be the most competitive producers in the absence of quotas. Silk products were not subject to quota restraints. Pursuant to authority granted by China’s World Trade Organization (WTO) accession agreement, both the United States and the European Union have re-imposed quotas on a number of key product categories from China.

Absent the non-market restrictions created by quotas and absent duty saving advantages available with respect to the products of certain countries under the terms of various free trade agreements and trade preference arrangements, we believe that generally the most competitive fabrics and apparel manufacturing, are in Asia and the Indian sub-continent. Consequently, the elimination of quotas has resulted in a reduction in our western hemisphere sourcing and manufacturing activities and an increase in our sourcing and manufacturing activities in Asia and the Indian sub-continent. The trend away from western hemisphere sourcing and manufacturing may be slowed to some extent by various current and proposed free trade agreements and trade preference programs. We believe that by selecting the locations where we produce or source our products based in part on trade regulations, we are effective and will continue to be effective in using various trade preference agreements and legislation to our competitive advantage.

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

EMPLOYEES

As of June 2, 2006, we employed approximately 4,800 persons, of whom approximately 67% were employed in the United States. Approximately 33% of our employees were retail store and restaurant employees. We believe our employee relations are excellent.

CODE OF ETHICAL CONDUCT

Our board of directors has adopted a code of ethical conduct for our Principal Executive Officer, our Principal Financial Officer, and other designated key financial associates. Additionally, our board of directors has adopted a conflict of interest and business ethics policy for all of our employees. Our employees are expected to adhere at all times to these policies, as applicable. We have posted both of these codes on our website. We will also disclose any amendments or waivers to our code of ethical conduct on our website.

AVAILABLE INFORMATION

Our internet address is www.oxfordinc.com. Under “Investor Info” on the home page of our website, we have provided a link to the website of the SEC where among other things, our annual report on Form 10-K, proxy statement, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available once we electronically file such material with, or furnish it to, the SEC. Additionally, our Corporate Governance Guidelines, as well as the charters of our Audit Committee and the Nominating, Compensation and Governance Committee of our Board of Directors, are available under “Corporate Governance” on the home page of our website. Copies of these documents will be provided to any shareholder who requests a copy in writing.

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

Item 1A.	Risk Factors

Our business faces certain risks, of which many are outside of our control. The following factors, as well as factors described elsewhere in this report or in our other filings with the SEC, which could materially affect our business, financial condition or operating results should be carefully considered. The risks described below are not the only risks facing our company. If any of the following risks, or other risks or uncertainties not currently known to us or that we currently deem to be immaterial, actually occur, our business, financial condition or operating results could suffer.

The apparel industry is heavily influenced by general economic cycles.

The apparel industry is cyclical and dependent upon the overall level of discretionary consumer spending, which changes as domestic and international economic conditions change. Overall economic conditions that affect discretionary consumer spending include, but are not limited to, employment levels, energy costs, interest rates, tax rates, personal debt levels and stock market volatility. Uncertainty about the future may also impact the level of discretionary spending or result in shifts in consumer spending to products other than apparel. Any deterioration in general economic or political conditions, acts of war or terrorism or other factors that create uncertainty or alter the discretionary consumer habits in our key markets, particularly the United States and the United Kingdom, could have an adverse impact on our business, financial condition or operating results.

The apparel industry is highly competitive and we face significant competitive threats to our business from various third parties.

The apparel industry is highly competitive and fragmented. Our competitors include numerous apparel designers, manufacturers, distributors, importers, licensors and retailers, some of which may also be our customers. The level and nature of our competition varies and the number of our direct competitors and the intensity of competition may increase as we expand into other markets or as other companies expand into our markets. Retailers that are our customers may pose our most significant competitive threat by sourcing their products directly or marketing their own private label brands. Some of our competitors have greater financial and marketing resources than we have, which may place us at a competitive disadvantage.

The apparel industry is subject to rapidly evolving fashion trends, and we must continuously offer innovative and upgraded products.

We believe that the principal competitive factors in the apparel industry are design, brand image, preference, price, quality, marketing and customer service. Although certain of our products carry over from season to season, the apparel industry in general is subject to rapidly changing fashion trends and shifting consumer demands. Accordingly, we must anticipate, identify and capitalize upon emerging as well as proven fashion trends. We believe that our success depends on our ability to continuously develop, source, market and deliver a wide variety of innovative, fashionable, saleable brands and products. These products must be offered at competitive prices in the respective distribution channels.

Revenue growth from our brands will depend largely upon our ability to continue to maintain and enhance the distinctive brand identities. Many other companies offer products that resemble and/or compete with our branded products. They may offer these products at significantly lower price points in order to directly compete with our branded merchandise sold at higher prices. To the extent such competitors are successful, we may not be able to maintain the premium price points that our branded products have traditionally commanded.

Although we try to manage our inventory risk through early order commitments by our wholesale customers, we may place production orders with manufacturers before we have received all of a season’s orders and orders may be cancelled by our wholesale customers before shipment. To the extent actual demand exceeds forecasted demand, we may not have an adequate supply of products to meet consumer needs.

Due to the competitive nature of the apparel industry, there can be no assurance that the demand for our products will not decline or that we will be able to successfully evaluate and adapt our products to align with consumers’ preferences and fashion trends. Any failure on our part to develop appealing products and update core products could limit our ability to differentiate our products. Additionally, such a failure could leave us with a substantial amount of unsold excess inventory, which we may be forced to sell at lower price points. Any of these risk factors or a shift in consumer demographics could result in the deterioration in the appeal of our brands and products, adversely affecting our business, financial condition and operating results.

Our future success is dependent upon our ability to implement our business strategy.

Our success depends on our ability to implement our business strategy. We face many challenges in implementing our strategy of shifting from primarily a private label apparel company to a branded apparel company. Important aspects of this strategy include our ability to maintain and grow our existing lines of business, acquire additional businesses in the future and selectively dispose of or discontinue certain operations that are not in line with our strategy, each of which has certain inherent risks. As changes occur in our industry, it may be necessary for us to alter our strategy. There can be no guarantees that our strategy, at any given time, will be the optimal strategy for our company or that we will be able to implement the strategy effectively due to various factors, some of which are beyond our control. An inappropriate strategy or ineffective implementation of our strategy could result in a material adverse affect on our business, financial condition and operating results.

In order to maintain our existing business and offer new product lines, we may incur substantial costs which may not be recoverable.

We intend to continue to maintain and grow our existing business through our current customer base as well as the growth of our retail business, which may require a substantial amount of fixed costs, long term leases, capital improvements and marketing and advertising costs. Additionally, we intend to offer new product lines in the future. As is typical with new products, market acceptance of new designs and products we may introduce is subject to uncertainty. In addition, the introduction of new lines and products often require substantial costs in design, marketing and advertising, which may not be recovered if the products are not successful. In the event that the products or brands that we internally develop are not successful, our image and operating results may be negatively impacted.

The acquisition of new businesses has certain inherent risks, including, for example, strains on our management team, unexpected acquired costs, and, in some instances, earn-out payments.

We intend to continue to acquire new business in the future if appropriate investment opportunities are available. Our sales growth may be limited if we are unable to find suitable acquisition candidates at reasonable prices in the future or if the acquisitions do not achieve the anticipated results. These acquisitions may strain our administrative, operational and financial resources and distract our management from our other businesses. The integration process could create a number of challenges and adverse consequences for us, including the unexpected loss of key employees, suppliers, customers, and sales or an increase in other operating costs. Further, we may not be able to manage the combined operations and assets effectively or realize all or any of the anticipated benefits of the acquisition.

As a result of acquisitions that have occurred or may occur in the future, we may become responsible for unexpected liabilities that we failed to discover in the course of performing due diligence in connection with the acquired businesses. We cannot be assured that any indemnification to which we may be entitled from the sellers will be enforceable, collectible or sufficient in amount, scope or duration to fully offset the possible liabilities associated with the business acquired.

Similar to the terms of the Tommy Bahama acquisition, the terms of any future acquisitions may require us to make substantial payments to the sellers in performance-based contingent payments for a number of years after the acquisition. The earnings upon which these payments are contingent may not be determined by actual cash flows and consequently may not reflect our ability to make such payments. Additionally, certain of the sellers may be key members of management. It is possible that their interests with respect to the contingent payments will differ from the interests of our company as a whole. Such differences may occur if they have incentives to maximize the profitability of the acquired business during the contingent payment term, which may be to the detriment of the longer term prospects for the business.

When dispositions occur, we may be required to find alternative uses for our resources to reduce excess capacity and replace those operations.

As we did in fiscal 2006 with respect to our Womenswear operations, we may determine that it is appropriate to dispose of certain operations. Dispositions of certain businesses that do not align with the strategy of our company as a whole or the discontinuation of certain product lines which may not provide the returns that we expect may result in excess capacity (such as under-utilized financial or production resources) to some degree in the event that the operations are not replaced with new lines of business either internally or through acquisition. There can be no guarantee that we will be able to replace the sales and profits related to these businesses, which may result in a decline in our operating results.

The success of our operations depends on our ability to maintain an appropriate organization structure.

As we continue to expand into new product categories, markets and lines of business or discontinue certain operations, it is necessary for us to continue to assess the appropriate organizational structure within our company as a whole. We must integrate complementary practices and processes in order to achieve synergies or other anticipated benefits. In the past, we have consolidated various operational processes in order to reduce costs or achieve related synergies. If we are unable to effectively organize our operations and manage our product lines in the future or, if we do not achieve expected cost reductions or synergies, our business, financial condition and operating results may be negatively impacted.

We rely on key management, the loss of whom may have an adverse effect on our business, financial condition and operating results.

Our success depends upon disciplined execution at all levels of our organization. This execution requires experienced and talented management in our design, sourcing, distribution, merchandising, advertising, and support functions. The loss of J. Hicks Lanier, Chairman and Chief Executive Officer, Michael J. Setola, President, S. Anthony Margolis, Group Vice President, or any of our other executive officers or key employees, without an appropriate succession plan, or our inability to attract or retain qualified personnel could negatively impact our business, financial condition and operating results.

The apparel industry has experienced price deflation in recent years, and price reductions in our products in the future could have an adverse impact on our business, financial condition and operating results.

The average net selling price of apparel continues to decrease in the apparel industry. The decline is primarily attributable to increased competition, excess worldwide manufacturing capacity, increased product sourcing in lower cost countries, growth of the mass merchant and discount channels of distribution, consolidation in the retail industry, excess capacity of retail space, reduced relative spending on apparel and increased value consciousness on the part of consumers. All of these impacts may continue in the future.

To remain competitive, we may need to reduce our prices from time to time in response to these deflationary pressures. If one or more of our competitors is able to reduce their production or sourcing costs in any manner, we may experience additional pricing pressures and may be forced to reduce our prices or face a decline in sales. Our inability to lower costs in response to these pricing pressures could have an adverse impact on our business, financial condition and operating results. In addition, these deflationary pressures, even if met with reduced costs that do not adversely impact our sales volume, could reduce the revenues attributable to such sales and have an adverse impact on our business, financial condition and operating results.

We depend on a group of key customers for a significant portion of our sales.

We generate a significant percentage of our sales from a few major customers, to whom we extend credit without requiring collateral, resulting in a large amount of receivables from just a few customers. For fiscal 2006, sales to our ten largest customers accounted for approximately 44% of our total net sales from continuing operations. In addition, the net sales of our individual business segments may be concentrated among several large customers. Continued consolidation in the retail industry may increase the concentration of our customers, and therefore our risks in the United States and other markets. This consolidation could result in a decrease in the number of stores that carry our products, restructuring of our customers’ operations, more centralized purchasing decisions, direct sourcing and greater leverage by customers, potentially resulting in lower prices, realignment of customer affiliations or other factors which could negatively impact our business, financial condition or operating results.

We do not have long-term contracts with any of our customers, instead relying on long-standing relationships with these customers and our position within the marketplace. As a result, purchases generally occur on an order-by-order basis, and each relationship can generally be terminated by either party at any time. We face the risk that a decision by one or more major customers, whether motivated by competitive considerations, quality or style issues, financial difficulties, economic conditions or otherwise, could impact their desire or ability to purchase our products or change their manner of doing business with us. An unanticipated decline in sales to one or more major customers could adversely affect our profitability as it would be difficult to immediately, if at all, replace this business with new customers or increase sales volumes with other existing customers.

We are subject to risks associated with changes in prices and availability of raw materials and other costs.

We and our third party suppliers rely on the availability of raw materials at reasonable prices. Any decrease in the availability of raw materials could impair our ability to meet production requirements in a timely manner. The principal fabrics used in our business are cotton, linens, wools, silk, other natural fibers, synthetics and blends of these materials, some of which are heavily dependent on the cost of petroleum. The prices paid for these fabrics depend on the market price for raw materials used to produce them. The price and availability of certain raw materials has in the past fluctuated, and may in the future fluctuate, significantly depending on a variety of factors, including crop yields, weather, supply conditions, government regulation, economic climate and other unpredictable factors. Additionally, costs of our third party providers or our transportation costs may increase due to a variety of factors including weather, supply conditions, government regulation, economic climate, energy costs and other unpredictable factors. We have not historically entered into any futures contracts to hedge commodity prices. Any significant raw material price or transportation cost increases could materially adversely affect our business, financial condition and operating results.

We are dependent upon our third party producers’ and sourcing agents’ ability to meet our requirements.

We source substantially all of our products from non-exclusive third party producers and sourcing agents located in foreign countries. We have not entered into long-term contracts with any of these producers and sourcing agents. Therefore, we compete with other companies for the production capacity of independent manufacturers. We regularly depend upon the ability of third party producers to secure a sufficient supply of raw materials, adequately finance the production of goods ordered and maintain sufficient manufacturing and shipping capacity. We cannot be certain that we will not experience operational difficulties with our manufacturers, such as the reduction of availability of production capacity, errors in complying with product specifications, insufficient quality control, failures to meet production deadlines or increases in manufacturing costs. Such difficulties may negatively impact our business, financial condition and operating results.

As more participants in the apparel industry continue to move towards sourcing from third parties, the competition for quality contractors has intensified. Some of these contractors have long-standing relationships with our competitors. To the extent we are not able to secure or maintain relationships with third party producers that are able to fulfill our requirements, our business, financial condition and operating results may be adversely impacted.

We, and some of our customers, require third party producers to meet certain standards in terms of working conditions, environmental protection and other matters before placing business with them. As a result of higher costs relating to compliance with these standards, we may pay higher prices than some of our competitors for products. In addition, the labor and business practices of independent apparel manufacturers have received increased attention from the media, non-governmental organizations, consumers and governmental agencies in recent years. Any failure by us or our independent manufacturers to adhere to labor or other laws or business practices accepted as ethical in our key markets, and the potential litigation, negative publicity and political pressure relating to any of these events, could disrupt our operations or harm our reputation and impact our business, financial condition and operating results.

Our dependence on foreign supply sources could result in disruptions to our operations in the event of disruptions in the global transportation network (including strikes and work stoppages at port facilities); political instability or other international events; economic disruptions; foreign currency fluctuations; labor disputes at factories; the imposition of new or adversely adjusted tariffs, duties, quotas, import and export controls, taxes and other regulations; changes in U.S. customs procedures concerning the importation of apparel products; changes in domestic or foreign governmental policies; actual or threatened acts of war or terrorism; or the occurrence of an epidemic. These and other events beyond our control could interrupt our supply chain and delay receipt of our products in the United States or United Kingdom, which could result in higher costs, including product and transportation costs, unanticipated inventory accumulation, or the loss of revenues, customer orders and customer goodwill, each of which could negatively impact our business, financial condition and operating results.

Our business is subject to regulatory risks associated with importing products.

As we source substantially all of our products from foreign countries, we are at risk to changes relating to the laws and regulations governing the importing and exporting of apparel products into and from the countries in which we operate. Substantially all of our import operations are subject to tariffs and other charges imposed on imported products. In addition, the countries in which our products are manufactured or countries into which our products are imported may impose additional or new quotas, duties, tariffs, taxes or other restrictions or adversely modify existing restrictions.

Our operations are also subject to international trade agreements and regulations such as the North American Free Trade Agreement and the WTO. Trade agreements can impose requirements that adversely affect our business, such as limiting the countries from which we can purchase raw materials and setting quotas on products that may be imported into the United States from a particular country.

Our or any of our supplier’s failure to comply with customs or similar laws could restrict our ability to import product or lead to fines or other penalties. We cannot guarantee that future trade agreements will not provide our competitors with a material advantage over us, which may negatively impact our business, financial condition and operating results.

We may be unable to protect our trademarks and other intellectual property or may otherwise have our brand names harmed.

We believe that our registered and common law trademarks and other intellectual property, as well as other contractual arrangements, including licenses and other proprietary intellectual property rights, have significant value and are important to our continued success and our competitive position due to their recognition by retailers and consumers. Therefore, our success depends to a significant degree upon our ability to protect and preserve our intellectual property. We rely on laws in the United States and other countries to protect our proprietary rights. However, we may not be able to prevent third parties from using our intellectual property without our authorization, particularly in those countries where the laws do not protect our proprietary rights as fully as in the United States. Infringements upon our intellectual property may negatively impact our business, financial condition and operating results.

From time to time, we discover products in the marketplace that are unauthorized reproductions of certain of our branded products or that otherwise infringe upon our trademarks and other intellectual property. Such counterfeiting typically increases as brand recognition increases. Despite any precautions we may take to protect our intellectual property, policing unauthorized use of our intellectual property is difficult, expensive and time consuming and we may be unable to determine the extent of any unauthorized use. There can be no assurance that the actions that we have taken to establish and protect our trademarks and other intellectual property will be adequate to prevent the creation of counterfeits, knock-offs, imitations or infringement of our products or trademarks by third parties. In the future, we may have to rely on litigation and other legal action to enforce our intellectual property rights or contractual rights. If litigation that we initiate is unsuccessful, we may not be able to protect the value of our intellectual property and, in any case, any litigation or other legal action to enforce our intellectual property rights or contractual rights, whether successful or unsuccessful, could result in substantial costs to us and diversion of our management and other resources.

Additionally, there can be no assurance that the actions that we have taken will be adequate to prevent others from seeking to block sales of our products as violations of proprietary rights. Although we have not been materially inhibited from selling products in connection with trademark disputes, as we extend our brands into new product categories and new product lines and expand the geographic scope of our marketing, we could become subject to litigation based on allegations of the infringement of intellectual property rights of third parties. In the event a claim of infringement against us is successful, we may be required to pay damages, royalties or license fees to continue to use intellectual property rights that we had been using or we may be unable to obtain necessary licenses from third parties at a reasonable cost or within a reasonable time. Any litigation and other legal action of this type, whether successful or unsuccessful, could result in substantial costs to us and diversion of our management and other resources.

We make use of debt to finance our operations, which exposes us to risks that could adversely affect our business, financial position and operating results.

Our levels of debt vary as a result of the seasonality of our business, investments in acquisitions and working capital and divestitures. As we continue to grow our business, and potentially make acquisitions in the future, our debt levels may increase under our existing facilities or potentially under new facilities, which may increase our exposure to the items discussed below.

Our indebtedness includes certain obligations and limitations, including the periodic payment of principal and interest, maintenance of certain financial covenants and certain other limitations related to additional debt, dividend payments, investments and dispositions of assets. Our ability to satisfy these obligations will be dependent upon our business, financial condition and operating results. These obligations and limitations may increase our vulnerability to adverse economic and industry conditions, place us at a competitive disadvantage compared to our competitors that have less indebtedness and limit our flexibility in carrying out our business plan and planning for, or reacting to, changes in the industry in which we operate. Such limitations may negatively impact our business, financial condition and operating results.

At the maturity of our indebtedness, we will be required to extend or refinance such indebtedness, sell assets to repay the indebtedness or raise equity to fund the repayment of the indebtedness. Additionally, a breach of any of the covenants relating to our indebtedness could result in an event of default under those instruments, allowing the holders of that indebtedness to declare all outstanding indebtedness immediately due and payable. If we are unable to refinance our debt, we would most likely be unable to pay our outstanding indebtedness at maturity or if our debt was declared immediately due and payable. We would, therefore, be required to seek alternative sources of funding, which may not be available on commercially reasonable terms or at all, or face bankruptcy. If we are unable to refinance our indebtedness or find alternative means of financing our operations, we may be required to curtail our operations or take other actions, which may adversely affect our business, financial condition and operating results.

Also, borrowings under our credit facilities are at variable rates of interest and expose us to interest rate risk, and we generally do not engage in hedging activities with respect to our interest rate risk. These amounts are borrowed under such facilities in order to provide us with the necessary flexibility to adjust our debt levels as appropriate to provide us with sufficient liquidity to operate our business, including as a result of the impact of seasonality on our business. In the event that interest rates increase, we may have to revise or delay our business plans, reduce or delay capital expenditures or otherwise adjust our plans for operations. An increase in interest rates may require us to pay a greater amount of our cash flow towards interest even if the amount of borrowings outstanding remains the same, which could negatively impact our business, financial condition and operating results.

The apparel industry is heavily influenced by weather patterns and natural disasters, and our business may be adversely affected disproportionately by unseasonable weather conditions or natural disasters.

Like others in our industry, our business, financial condition and operating results may be adversely affected by unseasonable weather conditions or certain natural disasters which may cause consumers to alter their purchasing habits or result in a disruption to our operations. Because of the seasonality of our business, the occurrence of such events at certain times could disproportionately impact our business, financial condition and operating results.

Our foreign sourcing operations as well as the sale of products in foreign markets result in an exposure to fluctuations in foreign currency exchange rates.

As a result of our international operations, we are exposed to increased inherent risks in conducting business outside of the United States. Substantially all of our contracts to have goods produced in foreign countries are denominated in U.S. dollars. Purchase prices for our products may be impacted by fluctuations in the exchange rate between the U.S. dollar and the local currencies of the contract manufacturers, such as the Chinese Yuan, which may have the effect of increasing our cost of goods sold in the future. If the value of the U.S. dollar decreases relative to certain foreign currencies in the future, then the prices that we negotiate for products could increase, and it is possible that we would not be able to pass this increase on to customers, which would negatively impact our margins. If the value of the U.S. dollar increases between the time a price is set and payment for a product, the price we pay may be higher than that paid for comparable goods by any competitors that pay for goods in local currencies, and these competitors may be able to sell their products at more competitive prices. Additionally, currency fluctuations could also disrupt the business of our independent manufacturers that produce our products by making their purchases of raw materials more expensive and difficult to finance.

We received U.S. dollars for greater than 85% of our product sales during fiscal 2006. The sales denominated in foreign currencies primarily relate to Ben Sherman sales in the United Kingdom and Europe and to a lesser extent sales of certain products in Canada. An increase in the value of the U.S. dollar compared to these other currencies in which we have sales could result in lower levels of sales and earnings in our consolidated statements of earnings, although the sales in foreign currencies could be equal to or greater than amounts in prior periods.

We generally do not engage in hedging activities with respect to our exposure to foreign currency risk except that, on occasion, we do purchase foreign currency forward exchange contracts for our goods purchased on U.S. dollar terms that are expected to be sold in the United Kingdom and Europe. Any fluctuations in foreign currency exchange rates in the markets that we operate could negatively impact our business, financial condition and operating results.

We are dependent on a limited number of distribution centers, and if one becomes inoperable, our business, financial condition and operating results could be negatively impacted.

Our ability to meet customer expectations, manage inventory and achieve objectives for operating efficiencies depends on the proper operation of our primary distribution facilities, some of which are owned and others of which are operated by third parties. Finished garments from our contractors are inspected and stored at these distribution facilities. If any of these distribution facilities were to shut down or otherwise become inoperable or inaccessible for any reason, we could have a substantial loss of inventory and incur significantly higher costs and longer lead times associated with the distribution of our products during the time it takes to reopen or replace the facility. This could negatively affect our business, financial condition and operating results.

We license the right to use certain of our brand names under various agreements.

Certain of our brands, such as Tommy Bahama and Ben Sherman, have a reputation of outstanding quality and name recognition, which makes the brands valuable as a royalty source. We are able to license complementary products and obtain royalty income from the use of our brands’ names. While we take significant steps to ensure the reputation of our brands is maintained through our license agreements, there can be no guarantee our brands will not be negatively impacted through our association with products outside of our core apparel products. The actions of a licensee may not only result in a decrease in the sales of our licensee’s products but also could significantly impact the perception of our brands.

Additionally, while we believe that our relationship with our principal licensees are favorable and the termination of any single licensing agreement would not have a material adverse effect on our business as a whole, our long-term prospects will depend in part on the continuation of a significant percentage of existing licensing arrangements and the addition of other license agreements in the future, as well as ongoing consumer acceptance of the products sold under those license agreements. If the licensees’ products are not acceptable to consumers, if licensee’s actions are detrimental to our brands or if we do not add new license agreements, our business, financial condition and operating results may be negatively impacted.

We hold licenses for the use of other parties’ brand names, and we may not be able to guarantee our continued use of such brand names or the quality or salability of such brand names.

We have entered into license and design agreements to use well-known trademarks and trade names, such as Nautica, Tommy Hilfiger and Oscar de la Renta to market our products. These license and design agreements will expire at various dates in the future. Although we believe our relationships with our principal licensors are generally favorable, we cannot guarantee that we will be able to renew these licenses on acceptable terms upon expiration or that we will be able to acquire new licenses to use other popular trademarks. If any one or more of these licenses expires or is terminated, we will lose the sales and profits generated pursuant to such license. The loss of such sales and profits could negatively impact our business, financial condition and operating results if not replaced with new license agreements.

In addition to certain compliance obligations, all of our significant licenses provide minimum thresholds for royalty payments and advertising expenditures for each license year which we must pay regardless of the level of our sales of the licensed products. If these thresholds are not met due to a general economic downturn or otherwise, our licensors may be permitted contractually to terminate these agreements or seek payment of minimum royalties even if the minimum sales are not achieved. In addition, our licensors produce their own products and license their trademarks to other third parties, and we are unable to control the quality of goods that others produce. If licensors or others do not maintain the quality of these trademarks or if the brand image deteriorates, our sales and profits generated by such brands may decline and our business, financial condition and operating results may be negatively impacted.

We operate retail stores and restaurants which are subject to certain inherent risks.

An integral part of our strategy is to develop and operate retail stores and restaurants for certain of our brands, including Tommy Bahama and Ben Sherman. In addition to the general risks associated with the apparel industry, risks associated with our retail operations include our ability to find and select appropriate retail locations. Other risks include our ability to negotiate acceptable lease terms; build-out the stores; source sufficient levels of consumer desirable inventory; hire, train and retain competent store personnel; install and operate effective retail systems; and apply appropriate pricing strategies. Retail stores involve a significant capital investment and incur significant fixed operating expenditures, including obligations under long term leases. We cannot be sure that current stores will be profitable or that we can successfully complete our planned expansion. Also, as we expand the number of our retail stores, we run the risk that our wholesale customers will perceive that we are increasingly competing directly with them, which may lead them to reduce or terminate purchases of our products.

The restaurant industry is highly competitive and requires compliance with a variety of federal, state and local regulations. In particular, our restaurants typically serve alcohol and, therefore, maintain liquor licenses. Our ability to maintain our liquor licenses depends on our compliance with applicable laws and regulations. The loss of a liquor license would adversely affect the profitability of a restaurant. Additionally, as a participant in the restaurant industry, we face risks related to food quality, food-borne illness, injury and health inspection scores. The negative impact of adverse publicity relating to one restaurant may extend beyond the restaurant involved to affect some or all of the other restaurants, as well as the image of the brand as a whole.

We operate in various countries with differing laws and regulations, which may impair our ability to maintain compliance with regulations and laws.

In the ordinary course of business, we are party to certain claims, litigation or other regulatory actions. Such matters are subject to many uncertainties and we cannot predict with assurances the outcomes and ultimate financial impacts. There can be no guarantees that actions that have been or may be brought against us in the future will be resolved in our favor. Additionally, although we attempt to abide by the laws and regulations in each jurisdiction in which we operate, the complexity of the laws and regulations to which we are subject, including customs regulations, domestic and international tax legislation and environmental legislation, makes it difficult for us to ensure that we are currently, or will be in the future, compliant with all laws and regulations. In the event of an unfavorable resolution to litigation or a violation of applicable laws and regulations, our business, financial condition and operating results could be negatively impacted.

Our operations are reliant on information technology, and any interruption or other failure in our information technology systems may impair our ability to provide services to our customers.

The efficient operation of our business is dependent on information technology. Information systems are used in all stages of our operations from design to distribution and are used as a method of communication between our domestic and foreign employees, as well as our customers and suppliers. We also rely on information systems to provide relevant and accurate information to management in order to allocate resources and forecast our operating results. System failures or service interruptions may occur as a result of a number of factors, including computer viruses, hacking or other unlawful activities by third parties, disasters or failures to properly install, upgrade, integrate, protect, repair or maintain systems. Any interruption, or other failure, of critical business information systems may impair our ability to provide services to our customers and have a material adverse affect on our business, financial condition and operating results.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our administrative and sales functions are conducted in approximately 0.5 million square feet of owned and leased space in various locations in the United States, the United Kingdom and Hong Kong. We utilize approximately 1.9 million square feet of owned and leased facilities in the United States, Mexico and Honduras in conducting our distribution and manufacturing functions. We also lease approximately 0.4 million square feet located in the United States and the United Kingdom for retail and outlet stores and restaurants, each of which is less than 17,500 square feet per location. We believe that our existing administrative, sales, distribution, manufacturing, retail store and restaurant facilities are well maintained, in good operating condition and will be adequate for our present level of operations. We anticipate that we will be able to extend our leases to the extent that they expire in the near future on terms that are satisfactory to us, or if necessary, locate substitute properties on acceptable terms. Details of our principal administrative, sales, distribution and manufacturing facilities are as follows:

		Approx. Square
Location	Primary Use	Footage	Lease Expiration

Atlanta, Georgia	Sales and administration	70,000	Owned
Seattle, Washington	Sales and administration	80,000	2015
Lyons, Georgia	Sales and administration	90,000	Owned
New York, New York	Sales and administration	90,000	Various through 2016
London, England	Sales and administration	20,000	2013
Lurgan, Northern Ireland	Sales and administration	10,000	Owned
Hong Kong	Sales and administration	30,000	2007
Lyons, Georgia	Distribution center	330,000	Owned
Toccoa, Georgia	Distribution center	310,000	Owned
Auburn, Washington	Distribution center	260,000	2015
Monroe, Georgia	Distribution center	240,000	Owned
Greenville, Georgia	Distribution center	120,000	Owned
Tegucigalpa, Honduras	Manufacturing plant	80,000	Owned
Merida, Mexico	Manufacturing plant	80,000	Owned

Item 3.	Legal Proceedings

From time to time, we are a party to litigation and regulatory actions arising in the ordinary course of business. We are not currently a party to any litigation or regulatory actions that we believe could reasonably be expected to have a material adverse effect on our financial position, results of operations or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed and traded on the New York Stock Exchange under the symbol “OXM.” As of June 2, 2006, there were 499 record holders of our common stock. The following table sets forth the high and low sale prices and quarter-end close price of our common stock as reported on the New York Stock Exchange for the quarters indicated.

	High	Low	Close

Fiscal 2006
Fourth Quarter	$52.74	$38.01	$41.77
Third Quarter	$57.58	$42.00	$46.18
Second Quarter	$56.99	$40.87	$55.84
First Quarter	$51.68	$41.01	$44.86
Fiscal 2005
Fourth Quarter	$42.59	$33.66	$41.75
Third Quarter	$42.50	$33.34	$35.88
Second Quarter	$43.45	$35.50	$41.65
First Quarter	$45.14	$35.15	$41.29

Dividends

Dividends per share declared on shares of our common stock by our board of directors during fiscal 2006 and 2005 were as follows:

Fiscal 2006
Fourth Quarter	$0.150
Third Quarter	$0.150
Second Quarter	$0.135
First Quarter	$0.135
Fiscal 2005
Fourth Quarter	$0.135
Third Quarter	$0.135
Second Quarter	$0.120
First Quarter	$0.120

Additionally, on August 3, 2006, our board of directors declared a cash dividend of $0.15 per share payable on September 5, 2006 to shareholders of record on August 16, 2006, which is the 185th consecutive quarterly dividend we have paid since we became a public company in July 1960.

For details about limitations on our ability to pay dividends, see note 8 of our consolidated financial statements and Part I, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, both contained in this report.

Recent Sales of Unregistered Securities

We did not sell any unregistered securities during fiscal 2006.

Purchases of Equity Securities by the Issuer and Affiliated Purchases

We have certain stock incentive plans as described in note 10 to our consolidated financial statements included in this report, all of which are publicly announced plans. Under the plans, we can repurchase shares from employees to cover the employee tax liabilities related to the exercise of stock options or the vesting of previously restricted shares. The table below summarizes stock repurchases under these programs for the fourth quarter of fiscal 2006.

			Total Number of	Maximum Number of
			Shares Purchased as	Shares That may yet
		Weighted	Part of Publicly	be Purchased Under
	Total Number of	Average Price	Announced Plans or	the Plans or
Fiscal Month	Shares Purchased	Paid per Share	Programs	Programs

March (3/4/06-3/31/06)	—	$—	—	—
April (4/1/06-5/5/06)	580	44.69	—	—
May (5/6/06-6/2/06)	—	—	—	—

Total	580	$44.69	—	—

Additionally, we repurchased 731 shares on September 30, 2005 for an average price of $46.59 per share and 377 shares on January 20, 2006 for an average price of $53.00 per share. Each share repurchase during fiscal 2006 related to previously restricted shares repurchased from certain terminated employees to cover each such employee’s tax liabilities. We did not repurchase any other shares during fiscal 2006.

On August 3, 2006, our board of directors approved a stock repurchase authorization for up to 1 million shares of our common stock. In accordance with the authorization, we expect to repurchase our common shares from time to time in privately negotiated or open market transactions.

Securities Authorized for Issuance under Equity Compensation Plans

The information concerning equity compensation plans is incorporated in Item 12 hereof by reference to the information contained under the heading “Equity Compensation Plan Information” in our definitive Proxy Statement to be filed with the SEC not later than 120 days after our fiscal year ended June 2, 2006.

Item 6.	Selected Financial Data

Our selected financial data below reflects the impact of our fiscal 2004 acquisition of Tommy Bahama and our fiscal 2005 acquisition of Ben Sherman. In addition, the selected financial data below reflects the divestiture of our Womenswear Group operations in fiscal 2006, resulting in those operations being classified as discontinued operations for all periods presented.

	Fiscal 2006	Fiscal 2005	Fiscal 2004	Fiscal 2003	Fiscal 2002
	(Dollars in thousands, except per share amounts)

Net sales	$1,109,116	$1,056,787	$818,687	$455,840	$423,541
Cost of goods sold	677,429	653,538	515,481	339,944	327,454

Gross profit	431,687	403,249	303,206	115,896	96,087
Selling, general and administrative expenses	339,073	314,413	228,293	99,993	89,761
Amortization of intangible assets	7,642	8,622	6,670	38	271
Royalties and other operating income	13,144	12,060	5,114	—	—

Operating income	98,116	92,274	73,357	15,865	6,055
Interest expense, net	23,971	26,146	23,530	1,772	—

Earnings before income taxes	74,145	66,128	49,827	14,093	6,055
Income taxes	22,944	22,177	18,363	5,778	2,459

Earnings from continuing operations	51,201	43,951	31,464	8,315	3,596
Earnings from discontinued operations	19,270	5,876	8,252	12,012	6,976

Net earnings	$70,471	$49,827	$39,716	$20,327	$10,572
Diluted earnings from continuing operations per common share	$2.88	$2.53	$1.88	$0.55	$0.24
Diluted earnings from discontinued operations per common share	$1.08	$0.34	$0.49	$0.79	$0.46
Diluted net earnings per common share	$3.96	$2.87	$2.38	$1.34	$0.70
Diluted weighted average shares outstanding	17,781	17,350	16,699	15,143	15,099
Dividends	$9,899	$8,515	$7,285	$6,314	$6,304
Dividends declared per common share	$0.57	$0.51	$0.45	$0.42	$0.42
Total assets related to continuing operations	$826,380	$826,297	$598,951	$408,247	$174,928
Total assets	$885,595	$905,877	$694,817	$494,365	$250,513
Long-term debt	$200,023	$289,076	$198,814	$198,586	$139
Shareholders’ equity	$398,701	$303,501	$238,977	$189,365	$175,201
Capital expenditures	$24,953	$23,407	$14,073	$1,969	$1,446
Depreciation and amortization included in continuing operations	$22,734	$21,943	$17,971	$5,029	$5,906
Amortization of deferred financing costs	$2,462	$4,439	$2,655	$50	$—
Book value per share at year-end	$22.59	$17.97	$14.74	$12.59	$11.66
Return (earnings from continuing operations) on average shareholders’ equity	14.6%	16.2%	14.7%	4.6%	2.1%
Return (earnings from continuing operations) on average total assets related to continuing operations	6.2%	6.2%	6.2%	2.9%	2.1%

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our operations, cash flows, liquidity and capital resources should be read in conjunction with our consolidated financial statements contained in this report.

OVERVIEW

We generate revenues and cash flow through the design, sale, production and distribution of branded and private label consumer apparel and footwear for men, women and children and the licensing of company-owned trademarks. Our principal markets and customers are located primarily in the United States. We source more than 95% of our products through third party producers. We primarily distribute our products through our wholesale customers which include chain stores, department stores, specialty stores, specialty catalog and mass merchants. We also sell our products for some brands in our own retail stores.

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

The most significant factors impacting our results and contributing to the change in diluted earnings from continuing operations per common share of $2.88 in fiscal 2006 from $2.53 in fiscal 2005 were:

•	The disposition of our Womenswear Group operations for approximately $37 million on June 2, 2006, resulting in all Womenswear operations being reclassified to discontinued operations for all periods presented and diluted earnings from discontinued operations per common share of $1.08 and $0.34 in fiscal 2006 and fiscal 2005.

•	The ownership of Ben Sherman for the entire year in fiscal 2006, compared to ten months in fiscal 2005 after the July 30, 2004 acquisition, partially offset by the lower Ben Sherman operating results in the last half of fiscal 2006 compared to the prior year.

•	A significant increase in the operating margins of the Tommy Bahama Group as a result of certain operating efficiencies that were implemented in late fiscal 2005 and early fiscal 2006.

•	The repatriation of foreign earnings during fiscal 2006, which resulted in a positive impact on our effective tax rate and an increase in earnings from continuing operations of $2.9 million, or $0.17 per diluted common share, in fiscal 2006.

•	A 5% growth in consolidated net sales in fiscal 2006 compared to fiscal 2005 primarily due to the growth in our Menswear Group.

•	The one-time costs of $3.4 million associated with the closure of four manufacturing facilities, consolidation of certain support functions in our Menswear Group, which resulted in after-tax costs of $0.12 per diluted common share in fiscal 2006.

RESULTS OF OPERATIONS

The following tables set forth the line items in our consolidated statements of earnings data both in dollars and as a percentage of net sales. The tables also set forth the percentage change of the data as compared to the prior year. We have calculated all percentages based on actual data, but percentage columns may not add due to rounding. Individual line items of our consolidated statements of earnings may not be directly comparable to those of our competitors, as statement of earnings classification of certain expenses may vary by company. The results of operations of Ben Sherman and the Tommy Bahama Group are included in our consolidated statements of earnings from the respective dates of the acquisitions.

	Fiscal Year
	2006	2005	2004
	(In thousands)

Net sales	$1,109,116	$1,056,787	$818,687
Cost of goods sold	677,429	653,538	515,481

Gross profit	431,687	403,249	303,206
Selling, general and administrative	339,073	314,413	228,293
Amortization of intangible assets	7,642	8,622	6,670
Royalties and other operating income	13,144	12,060	5,114

Operating income	98,116	92,274	73,357
Interest expense, net	23,971	26,146	23,530

Earnings before income taxes	74,145	66,128	49,827
Income taxes	22,944	22,177	18,363

Earnings from continuing operations	51,201	43,951	31,464
Gain on sale of discontinued operations, net of taxes	10,378	—	—
Earnings from discontinued operations, net of taxes	8,892	5,876	8,252

Net earnings	$70,471	$49,827	$39,716

	% of Net Sales
	Fiscal Year			% Change
	2006	2005	2004	‘05-’06	‘04-’05

Net sales	100.0%	100.0%	100.0%	5.0%	29.1%
Cost of goods sold	61.1%	61.8%	63.0%	3.7%	26.8%

Gross profit	38.9%	38.2%	37.0%	7.1%	33.0%
Selling, general and administrative	30.6%	29.8%	27.9%	7.8%	37.7%
Amortization of intangible assets	0.7%	0.8%	0.8%	(11.4)%	29.3%
Royalties and other operating income	1.2%	1.1%	0.6%	9.0%	135.8%

Operating income	8.8%	8.7%	9.0%	6.3%	25.8%
Interest expense, net	2.2%	2.5%	2.9%	(8.3)%	11.1%

Earnings before income taxes	6.7%	6.3%	6.1%	12.1%	32.7%
Income taxes	2.1%	2.1%	2.2%	3.5%	20.8%

Earnings from continuing operations	4.6%	4.2%	3.8%	16.5%	39.7%
Gain on sale of discontinued operations, net of taxes	0.9%	—	—	na	na
Earnings from discontinued operations, net of taxes	0.8%	0.6%	1.0%	51.3%	(28.8)%

Net earnings	6.4%	4.7%	4.9%	41.4%	25.5%

SEGMENT DEFINITION

In our continuing operations, we have two operating segments for purposes of allocating resources and assessing performance. The Menswear Group produces branded and private label dress shirts, sport shirts, dress slacks, casual slacks, suits, sportcoats, suit separates, walkshorts, golf apparel, outerwear, sweaters, jeans, swimwear, footwear and headwear, licenses its brands for accessories and other products and operates retail stores. The Tommy Bahama Group produces lifestyle branded casual attire, operates retail stores and restaurants, and licenses its brands for accessories, footwear, furniture and other products. The head of each operating segment reports to the chief operating decision maker.

Corporate and Other is a reconciling category for reporting purposes and includes our corporate offices, substantially all financing activities, LIFO inventory accounting adjustments and other costs that are not allocated to the operating groups. LIFO inventory calculations are made on a legal entity basis which does not correspond to our segment definitions. Therefore, LIFO inventory accounting adjustments are not allocated to the operating segments. Total assets for corporate and other includes the LIFO inventory reserve of $38.0 million and $37.3 million at June 2, 2006 and June 3, 2005, respectively.

As discussed in note 3 in our consolidated financial statements included in this report, we sold our Womenswear Group operations in fiscal 2006. Our Womenswear Group produced private label women’s sportswear separates, coordinated sportswear, outerwear, dresses and swimwear. The operating results of the Womenswear Group have not been included in segment information as all amounts were reclassified to discontinued operations, except for $1.9 million, $1.8 million and $2.1 million of corporate overhead costs for fiscal 2006, 2005 and 2004, respectively, that were previously allocated to the Womenswear Group that have been reclassified to Corporate and other.

The information below presents certain information about our segments.

	Fiscal Year			Percent Change
	2006	2005	2004	‘05 -’06	‘04 -’05
	(In thousands)

Net Sales
Menswear Group	$699,949	$656,606	$448,800	6.6%	46.3%
Tommy Bahama Group	409,141	399,658	369,148	2.4%	8.3%
Corporate and Other	26	523	739	(95.0)%	(29.2)%

Total	$1,109,116	$1,056,787	$818,687	5.0%	29.1%

	Fiscal Year			Percent Change
	2006	2005	2004	‘05 -’06	‘04 -’05
	(In thousands)

Operating Income
Menswear Group	$42,307	$58,237	$41,915	(27.4)%	38.9%
Tommy Bahama Group	71,522	54,128	50,644	32.1%	6.9%
Corporate and Other	(15,713)	(20,091)	(19,202)	21.8%	(4.6)%

Total	$98,116	$92,274	$73,357	6.3%	25.8%

For further information regarding our segments, see note 13 to our consolidated financial statements included in this report.

FISCAL 2006 COMPARED TO FISCAL 2005

The discussion below compares our results of operations for fiscal 2006 to fiscal 2005. Each percentage change provided below reflects the change between these periods unless indicated otherwise.

Net sales increased by $52.3 million, or 5.0%, in fiscal 2006. The increase was primarily due to an increase in the average selling price per unit of 2.3% and an increase in unit sales of 2.2%.

The Menswear Group reported a 6.6% increase in net sales in fiscal 2006. The increase was due to the unit sales increase of 3.4% in the historical Menswear business from new marketing initiatives in tailored clothing and dress, knit and woven shirts, as well as the inclusion of Ben Sherman for twelve months of fiscal 2006 versus ten months of fiscal 2005. Ben Sherman brand net sales were $166.6 million in fiscal 2006 and $154.1 million in fiscal 2005. The average selling price per unit for the historical Menswear business increased 2.6% primarily due to a change in product mix.

The Tommy Bahama Group reported a 2.4% increase in net sales in fiscal 2006. The increase was due to an average selling price per unit increase of 3.3%, excluding the private label business, resulting from increased retail sales and higher average selling price per unit on branded wholesale business. The increase in retail sales was primarily due to an increase in the number of retail stores from 53 at the end of fiscal 2005 to 59 at the end of fiscal 2006. The higher average selling price per unit on branded wholesale business was due to lower levels of off-price merchandise during fiscal 2006. The net sales increase was partially offset by exiting the private label business, which accounted for $10.0 million of sales in fiscal 2005 and virtually no sales in fiscal 2006.

Gross profit increased 7.1% in fiscal 2006. The increase was due to higher sales and higher gross margins. Gross margins increased from 38.2% of net sales in fiscal 2005 to 38.9% of net sales in fiscal 2006. The increase was primarily due to the increased margins of the Tommy Bahama Group discussed below partially offset by the sales increases in the lower margin businesses in the Menswear Group and the one-time costs associated with the closure of four manufacturing facilities in our Menswear Group.

Our gross profit may not be directly comparable to those of our competitors, as income statement classifications of certain expenses may vary by company.

Selling, general and administrative expenses, or SG&A, increased 7.8% during fiscal 2006. SG&A was 29.8% of net sales in fiscal 2005 compared to 30.6% of net sales in fiscal 2006. The increase in SG&A was primarily due to:

•	the ownership of Ben Sherman for twelve months in fiscal 2006 compared to ten months in fiscal 2005;

•	the higher SG&A expense structure associated with our Ben Sherman branded business;

•	additional Tommy Bahama and Ben Sherman retail stores;

•	expenses associated with the start-up of new marketing initiatives in the Menswear Group; and

•	costs associated with the consolidation of certain support functions in the Menswear Group.

Amortization of intangible assets decreased 11.4% in fiscal 2006. The decrease was due to certain intangible assets acquired as part of our acquisitions of Tommy Bahama and Ben Sherman, which have a greater amount of amortization in the earlier periods following the acquisition than later periods. This decline was partially offset by recognizing amortization related to the intangible assets acquired in the Ben Sherman transaction for the entire period during the twelve months of fiscal 2006 compared to only ten months in the prior year.

Royalties and other operating income increased 9.0% in fiscal 2006. The increase was primarily due to the benefit of licensing related to our Ben Sherman brand for the entire twelve months of fiscal 2006, as well as higher royalty income from existing and additional licenses for the Tommy Bahama brand.

Operating income increased 6.3% in fiscal 2006.

The Menswear Group reported a 27.4% decrease in operating income in fiscal 2006. The decrease in operating income was primarily due to the decline in operating income at Ben Sherman and in our historical Menswear business. The decline in operating income in our Ben Sherman business was primarily due to markdowns, allowances and returns resulting from poorly performing product lines and aggressive sales plans in the second half of fiscal 2006. The decline in operating income in our historical Menswear business was primarily due to the closure of the manufacturing facilities, consolidation of support functions and streamlining of operations mentioned above.

The Tommy Bahama Group reported an increase of 32.1% in operating income in fiscal 2006. The increase in operating income was primarily due to:

•	improvements in gross margins due to higher retail sales, improvements in product sourcing and improved inventory management, which resulted in reduced mark-downs;

•	exiting the private label business, which provided lower margins; and

•	reduced amortization expense related to intangible assets.

The Corporate and other operating loss decreased $4.4 million, or 21.8%, in fiscal 2006. The decrease in the operating loss was primarily due to decreased parent company expenses, including a decrease in incentive compensation.

Interest expense, net decreased 8.3% in fiscal 2006. The decrease in interest expense was primarily due to the non-recurring $1.8 million charge recognized in the first quarter of fiscal 2005 related to the refinancing of our U.S. revolving credit facility in July 2004 and lower debt levels in fiscal 2006, partially offset by higher interest rates during fiscal 2006.

Income taxes were at an effective tax rate of 30.9% for fiscal 2006 compared to 33.5% for fiscal 2005. The change was primarily due to the impact of the repatriation of earnings of certain of our foreign subsidiaries during fiscal 2006.

Discontinued operations resulted from the disposition of our Womenswear Group operations on June 2, 2006, leading to all Womenswear Group operations being reclassified to discontinued operations for all periods presented and diluted earnings from discontinued operations per common share of $1.08 in fiscal 2006 and $0.34 in fiscal 2005. The increase in earnings from gain on sale and discontinued operations was primarily due to the gain on the sale of our Womenswear Group operations and higher sales in fiscal 2006.

FISCAL 2005 COMPARED TO FISCAL 2004

The discussion below compares our results of operations for fiscal 2005 to fiscal 2004. Each percentage change provided below reflects the change between these periods unless indicated otherwise.

Net sales increased $238.1 million, or 29.1%, in fiscal 2005 as a result of the sales increases in our Menswear Group and Tommy Bahama Group discussed below.

The Menswear Group reported a $207.8 million, or 46.3%, increase in net sales in fiscal 2005. The change was primarily due to the acquisition of Ben Sherman, which added sales of $154.1 million to our net sales in fiscal 2005 after our acquisition during that year and the unit sales increase of 13.5% in our historical Menswear business from new marketing initiatives in dress shirts and sport shirts, tailored clothing and the licensed Nick(it) sportswear collection. These sales increases were partially offset by an average selling price per unit decline of 1.4%, in our historical Menswear business, due to a change in product mix.

The Tommy Bahama Group reported an increase of $30.5 million, or 8.3%, in net sales in fiscal 2005 despite a reduction in net sales of $29.2 million due to exiting the private label business. The increase was primarily due to:

•	our ownership of Tommy Bahama for all 53 weeks of fiscal 2005 as compared to 50 of 52 weeks in fiscal 2004;

•	the unit sales increase of 10.6%, excluding the private label business;

•	the average selling price per unit increase of 18.1%, excluding the private label business; and

•	an increase in the number of total retail stores from 42 at May 28, 2004 to 53 at June 3, 2005.

Gross profit increased 33.0% in fiscal 2005. The increase was due to higher sales and higher gross margins. Gross margins increased from 37.0% during fiscal 2004 to 38.2% during fiscal 2005. The increase was primarily due to:

•	the increased branded sales of the Tommy Bahama Group, which has higher gross margins;

•	the Tommy Bahama Group’s exit from the private label business, which had lower gross margins; and

•	the acquisition of Ben Sherman, which has higher gross margins than our historical Menswear business.

Our gross profit may not be directly comparable to those of our competitors, as income statement classifications of certain expenses may vary by company.

Selling, general and administrative expenses increased 37.7% in fiscal 2005. SG&A was 29.8% of net sales in fiscal 2005 compared to 27.9% in fiscal 2004. The increase in SG&A was primarily due to:

•	the addition of Ben Sherman, which has a higher SG&A expense structure;

•	expenses associated with opening new retail stores in the Tommy Bahama Group;

•	start-up costs associated with new marketing initiatives in our Menswear Group; and

•	increased auditing and compliance costs primarily related to the requirements resulting from the Sarbanes-Oxley Act of 2002.

Amortization of intangible assets increased 29.3% in fiscal 2005. The change was primarily the result of the amortization of intangible assets acquired as part of the Ben Sherman acquisition, partially offset by lower amortization amounts related to the Tommy Bahama Group acquisition.

Royalties and other operating income increased 135.8% in fiscal 2005. The increase was due to an increase in royalties earned from existing licenses as well as new licenses for the Tommy Bahama and Ben Sherman brands.

Operating income increased 25.8% in fiscal 2005.

The Menswear Group reported a 38.9% increase in operating income in fiscal 2005. The increase in operating income was primarily due to the acquisition of Ben Sherman during fiscal 2005 and stronger results in our tailored clothing business. Operating income growth was partially offset by losses related to the start-up of new marketing initiatives, weaker performance in our licensed golf business and weaker performance in our private label sportswear and casual slacks business.

The Tommy Bahama Group reported a 6.9% increase in operating income in fiscal 2005. The increase was primarily due to:

•	the favorable change in product mix from the lower margin private label business to the higher margin branded business;

•	the higher proportion of sales through our retail stores as opposed to our wholesale distribution channel, which has lower margins that retail distribution;

•	decreased amortization of intangible assets; and

•	increased royalty income from new and existing licenses in fiscal 2005.

The increased operating income mentioned above was partially offset by higher marketing expenses, including $3.4 million related to our title sponsorship in the PGA Tommy Bahama Challenge Golf Tournament and increased SG&A related to opening new retail stores.

The Corporate and Other operating loss increased 4.6% in fiscal 2005. The increase in the operating loss was primarily due to increased parent company expenses partially offset by LIFO inventory accounting.

Interest expense, net increased 11.1% in fiscal 2005. The increase in interest expense was due to the interest on debt incurred to finance the acquisition of Ben Sherman and the non-cash write-off of $1.8 million of deferred financing costs resulting from the modification of our U.S. revolving credit facility in the first quarter of fiscal 2005 associated with the Ben Sherman acquisition.

Income taxes were at an effective tax rate of 33.5% for fiscal 2005 compared to 36.8% for fiscal 2004. Variations in the effective tax rate were primarily attributable to the acquisition of Ben Sherman during fiscal 2005. Additionally, we received refunds of prior year state taxes, recorded a decrease in certain contingent tax liabilities and had a change in the relative distribution of pre-tax earnings among the various taxing jurisdictions in which we operate.

Discontinued operations resulted from the disposition of our Womenswear Group operations on June 2, 2006, leading to all Womenswear operations being reclassified to discontinued operations for all periods presented and diluted net earnings from discontinued operations per common share of $0.34 in fiscal 2005 and $0.49 in fiscal 2004. The lower earnings from discontinued operations was primarily due to lower sales in fiscal 2005 compared to fiscal 2004.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Our primary source of revenue and cash flow is our operating activities in the United States and to some extent the United Kingdom. When cash inflows are less than cash outflows, subject to their terms, we also have access to amounts under our U.S. Revolver and U.K. Revolver, each of which are described below. We may seek to finance future capital investment programs through various methods, including, but not limited to, cash flow from operations, borrowings under our current or additional credit facilities and sales of equity securities.

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

Cash and cash equivalents on hand was $10.5 million at June 2, 2006 compared to $6.5 million at June 3, 2005.

Operating Activities

During fiscal 2006, our continuing operations generated $81.0 million of cash. The increase in operating cash flows was primarily a result of the earnings from continuing operations for the period adjusted for non-cash activities such as depreciation, amortization and stock compensation for restricted stock awards and changes in working capital accounts. The changes in working capital accounts included lower amounts of inventories, slightly lower amounts of receivables, higher amounts of non-current liabilities including deferred rent and deferred compensation and decreases in current liabilities.

During fiscal 2005, we generated cash flows from continuing operations of $41.2 million. This cash was generated primarily from revenues from the sale of our products net of cash paid for the cost of goods sold, general and administrative operating expenses and interest expense adjusted for non-cash activities such as depreciation, amortization and stock compensation for restricted stock awards and changes in working capital accounts. The changes in working capital accounts included higher levels of inventory, accounts receivable, other non-current assets, current liabilities and other non-current liabilities.

Our working capital ratio, which is calculated by dividing total current assets by total current liabilities, was 1.98:1 and 1.85:1 at June 2, 2006 and June 3, 2005, respectively. The improvement was due to the significant reduction of current liabilities related to continuing operations (primarily accounts payable and additional acquisition cost payable) partially offset by a decrease in current assets related to continuing operations due to the decrease in inventories between periods, each as discussed below.

Receivables were $142.3 million and $145.9 million at June 2, 2006 and June 3, 2005, respectively, representing a decrease of 2%. Days’ sales outstanding for our accounts receivable related to continuing operations, excluding retail sales, was 54 days and 57 days at June 2, 2006 and June 3, 2005, respectively.

Inventories were $123.6 million and $145.9 million at June 2, 2006 and June 3, 2005, respectively. This decrease was primarily a result of a reduction of inventory in our Tommy Bahama Group as we had minimal levels of excess inventory on hand at June 2, 2006 compared to June 3, 2005. Additionally, inventory in our historical Menswear Group decreased compared to June 3, 2005 primarily due to reductions in levels of replenishment program inventory. Our days supply of inventory on hand related to continuing operations, calculated on a trailing twelve month average using a FIFO basis, was 96 and 103 days at June 2, 2006 and June 3, 2005, respectively.

Prepaid expenses were $22.0 million and $20.4 million at June 2, 2006 and June 3, 2005, respectively. The increase in prepaid expenses was primarily due to us having more retail stores and higher prepaid advertising at June 2, 2006 compared to the prior year.

Current assets related to discontinued operations were $59.2 million and $74.7 million at June 2, 2006 and June 3, 2005, respectively. The decrease in current assets related to discontinued operations is a result of the disposition of the Womenswear Group inventory, except for inventory in transit, as of June 2, 2006. We anticipate that substantially all of these current assets will be converted into cash for us during the first quarter of fiscal 2007.

Current liabilities, which primarily consist of payables arising out of our operating activities, were $180.3 million and $212.4 million at June 2, 2006 and June 3, 2005, respectively. The decrease in liabilities related to continuing operations is primarily due to a change in the payment terms of certain of our suppliers during fiscal 2006, the reduction of the earn-out liability for fiscal 2006 compared to fiscal 2005 based on the terms of the agreement and the timing of certain payments, including income taxes and inventory purchases, compared to the prior year. Additionally, included in these amounts are current liabilities related to discontinued operations of $30.7 million and $15.9 million at June 2, 2006 and June 3, 2005, which increased primarily as a result of certain costs associated with our disposition of our Womenswear Group business, including payments to employees of the Womenswear Group, transaction costs and the tax liability related to the disposition.

Deferred income tax liabilities were $76.6 million and $77.2 million at June 2, 2006 and June 3, 2005, respectively. The decrease was primarily a result of changes in property, plant and equipment basis differences, amortization of acquired intangibles, deferred rent and deferred compensation balances.

Other non-current liabilities, which primarily consist of deferred rent and deferred compensation amounts, were $30.0 million and $23.6 million at June 2, 2006 and June 3, 2005, respectively. The increase was primarily due to the recognition of deferred rent during fiscal 2006 as well as the deferral of certain compensation payments to our executives in accordance with our deferred compensation plans.

Investing Activities

During fiscal 2006, investing activities used $34.6 million in cash. We paid $11.5 million for acquisitions in fiscal 2006 consisting of the earn-out payment in the first quarter of fiscal 2006 related to the fiscal 2005 Tommy Bahama Group earn-out and the payments for the acquisition of the Solitude and Arnold Brant trademarks and related working capital. Additionally, approximately $25.0 million of capital expenditures were incurred, primarily related to new Tommy Bahama and Ben Sherman retail stores.

During fiscal 2005, investing activities used $166.7 million in cash, consisting of approximately $138.3 million (net of cash acquired) for the acquisition of Ben Sherman as well as payments in the first quarter of fiscal 2005 of approximately $5.5 million related to the Tommy Bahama Group acquisition. Additionally, we incurred capital expenditures of $23.4 million primarily related to new Tommy Bahama retail stores, capital expenditures for computer equipment and software and capital expenditures associated with our leased headquarters for our Tommy Bahama Group in Seattle, Washington and our Ben Sherman U.S. operations in New York.

Non-current assets including property, plant and equipment, goodwill, intangible assets and other non-current assets increased primarily as a result of the fiscal 2006 earn-out related to the Tommy Bahama acquisition, capital expenditures for our retail stores and the impact of changes in foreign currency exchange rates. These increases were partially offset by depreciation of our fixed assets and amortization of our intangible assets.

Financing Activities

During fiscal 2006, financing activities used approximately $98.0 million in cash. The cash flow generated from our operating activities in excess of our investments as well as the proceeds from the disposition of the Womenswear Group operations were used to repay amounts on our lines of credit during fiscal 2006. We also received $4.0 million of cash provided from the exercise of employee stock options. These amounts were partially offset by the payment of $9.5 million of dividends on our common shares during fiscal 2006.

During fiscal 2005, financing activities generated $74.0 million in cash. Substantially all of these proceeds represent the funding from the U.S. Revolver to finance the Ben Sherman acquisition on July 30, 2004, partially offset by the $2.8 million paid in the first quarter of fiscal 2005 related to our refinancing of our U.S. revolving credit facility. Additionally, $2.5 million of cash was provided by the exercise of employee stock options. These cash proceeds were partially offset by the use of cash to pay $8.2 million of dividends on our common stock.

On June 5, 2006, we paid a cash dividend of $0.15 per share to shareholders of record as of May 15, 2006. Additionally, on August 3, 2006, our board of directors declared a cash dividend of $0.15 per share payable on September 5, 2006 to shareholders of record on August 16, 2006. That dividend is the 185th consecutive quarterly dividend we have paid since we became a public company in July 1960. We expect to pay dividends in future quarters. However, we may decide to discontinue or modify the dividend payment at any time if we determine that other uses of our capital, including, but not limited to, payment of debt outstanding or funding of future acquisitions, may be in our best interest, if our expectations of future cash flows and future cash needs outweigh the ability to pay a dividend or if the terms of our credit facilities limit our ability to pay dividends. We may borrow to fund dividends in the short term based on our expectations of operating cash flows in future periods. All cash flow from operations will not necessarily be paid out as dividends in all periods.

Debt decreased by $92.3 million at June 2, 2006 compared to June 3, 2005 primarily as a result of the decrease in the borrowings under the U.S. Revolver due to proceeds from our disposition of the operations of our Womenswear Group on June 2, 2006 and the excess of cash flow from operations over investments during fiscal 2006.

Cash Flows from Discontinued Operations

During fiscal 2006 and 2005 our Womenswear Group generated cash flow of $55.8 million and $10.2 million, respectively. These cash flows were primarily due to the earnings of the Womenswear Group, adjusted for any changes in working capital accounts during the year and the proceeds from the disposition of the Womenswear Group operations in fiscal 2006.

Liquidity and Capital Resources

The table below provides a description of our significant financing arrangements (in thousands) at June 2, 2006:

Balance

$280 million U.S. Secured Revolving Credit Facility (“U.S. Revolver”), which accrues interest (8.0% at June 2, 2006), unused line fees and letter of credit fees based upon a pricing grid tied to certain debt ratios, requires interest payments monthly with principal due at maturity (July 2009), and is collateralized by substantially all the assets of our domestic subsidiaries	$900
£12 million Senior Secured Revolving Credit Facility (“U.K. Revolver”), which accrues interest at the bank’s base rate plus 1.2% (5.70% at June 2, 2006), requires interest payments monthly with principal payable on demand or at maturity (July 2007), and is collateralized by substantially all the United Kingdom assets of Ben Sherman	102
$200 million Senior Unsecured Notes (“Senior Unsecured Notes”), which accrue interest at 8.875% (effective rate of 9.0%), require interest payments semi-annually on June 1 and December 1 of each year, require payment of principal at maturity (June 2011), are subject to certain prepayment penalties and are guaranteed by our domestic subsidiaries	200,000
Other debt, including capital lease obligations with varying terms and conditions, collateralized by the respective assets	35

Total debt	$201,037

Unamortized discount on Senior Unsecured Notes	(884)
Short-term debt and current maturities of long-term debt	(130)

Total long-term debt, less current maturities	$200,023

The U.S. Revolver, the U.K. Revolver and the Senior Unsecured Notes each include certain debt covenant restrictions that require us or our subsidiaries to maintain certain financial ratios that are customary for similar facilities. The U.S. Revolver also includes limitations on certain restricted payments such as earn-outs, payment of dividends and prepayment of debt. As of June 2, 2006, we were compliant with all financial covenants and restricted payment provisions related to our debt agreements.

The U.S. Revolver and U.K. Revolver are used to finance trade letters of credit and standby letters of credit as well as provide funding for other operating activities and acquisitions. As of June 2, 2006, approximately $117.5 million of trade letters of credit and other limitations on availability were outstanding against the U.S. Revolver and the U.K. Revolver. The aggregate net availability under our U.S. Revolver and U.K. Revolver agreements was approximately $183 million as of June 2, 2006.

Our debt to total capitalization ratio was 33% and 49% at June 2, 2006 and June 3, 2005, respectively. The change in this ratio was primarily a result of cash flows from operations during fiscal 2006 and the disposition of the operations of the Womenswear Group on June 2, 2006. We anticipate that the amount of debt, as well as the ratio of debt to total capitalization, will remain comparable to the balance at June 2, 2006 in future periods, unless we make additional acquisitions or investments.

We anticipate that we will be able to satisfy our ongoing cash requirements, which generally consist of working capital needs, capital expenditures (primarily for the opening of Tommy Bahama and Ben Sherman retail stores) and interest payments on our debt during fiscal 2007, primarily from cash on hand and cash flow from operations supplemented by borrowings under our lines of credit, as necessary. Our need for working capital is typically seasonal with the greatest requirements generally existing from the late second quarter to early fourth quarter of each year as we build inventory for the spring/summer season. Our capital needs will depend on many factors including our growth rate, the need to finance increased inventory levels and the success of our various products.

If appropriate investment opportunities arise that exceed the availability under our existing credit facilities, we believe that we will be able to fund such acquisitions through additional or refinanced debt facilities or the issuance of additional equity. However, our ability to obtain additional borrowings or refinance our credit facilities will depend on many factors, including the prevailing market conditions, our financial condition and our ability to negotiate favorable terms and conditions. There is no assurance that financing would be available on terms that are acceptable or favorable to us, if at all. At maturity of the U.K. Revolver, the U.S. Revolver and the Senior Unsecured Notes, we anticipate that we will be able to refinance the facilities and debt with terms available in the market at that time.

The following table summarizes our contractual cash obligations, as of June 2, 2006, by future period:

	Payments Due by Period
	Less Than	1-3	3-5	After
	1 year	Years	Years	5 Years	Total
	(In thousands)

Contractual Obligations
Capital leases	$28	$7	$—	$—	$35
Senior unsecured notes	—	—	—	200,000	200,000
Interest on senior unsecured notes	17,750	35,500	35,500	—	88,750
Lines of credit	102	—	900	—	1,002
Operating leases	26,510	50,731	47,736	84,088	209,065
Minimum royalty payments	4,187	3,295	3,312	315	11,109
Letters of credit	117,517	—	—	—	117,517
Contingent purchase price	15,225	40,225	6,351	—	61,801

Total	$181,319	$129,758	$93,799	$284,403	$689,279

The above table does not include our interest payments for our U.S. Revolver as the interest rate and the amount that will be outstanding during any fiscal year will be dependent upon future events which are not known at this time.

Our anticipated capital expenditures for fiscal 2007 are expected to approximate $30 million. These expenditures will consist primarily of the continued expansion of our retail operations of the Tommy Bahama Group and Ben Sherman brand, including the opening of additional retail stores.

Off Balance Sheet Arrangements

We have not entered into agreements which meet the SEC’s definition of an off balance sheet financing arrangement, other than operating leases, and have made no financial commitments to or guarantees with any unconsolidated subsidiaries or special purpose entities.

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. On an ongoing basis, we evaluate our estimates, including those related to receivables, inventories, intangible assets, income taxes, contingencies and litigation and other accrued expenses. We base our estimates on historical experience and on various other assumptions that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that we have appropriately applied our critical accounting policies. However, in the event that inappropriate assumptions or methods were used relating to the critical accounting policies below, our consolidated statements of earnings could be misstated.

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

For sales within our wholesale operations, we consider a completed purchase order or some form of electronic communication from the customer requesting the goods persuasive evidence of an agreement. For substantially all our wholesale sales, our products are considered delivered at the time that the products are shipped as substantially all products are sold based on FOB shipping point terms. This generally coincides with the time that title passes and the risks and rewards of ownership have passed to the customer. For certain transactions in which the goods do not pass through our distribution centers and title and the risks and rewards of ownership pass at the time the goods leave the foreign port, revenue is recognized at that time. In certain cases in which we retain the risk of loss during shipment, revenue recognition does not occur until the goods have reached the specified customer.

In the normal course of business we offer certain discounts or allowances to our wholesale customers. Wholesale operations’ sales are recorded net of such discounts, allowances, advertising support not specifically relating to the reimbursement for actual advertising expenses by our customers and provisions for estimated returns. As certain allowances and other deductions are not finalized until the end of a season, program or other event which may not have occurred yet, we estimate such discounts and allowances on an ongoing basis considering historical and current trends, projected seasonal results and other factors. We record the discounts, returns and allowances as a reduction to net sales in our consolidated statements of earnings.

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

Retail store and restaurant revenues are recorded, net of estimated returns, at the time of sale to consumers. Retail store and restaurant revenues are recorded net of applicable sales taxes in our consolidated statements of earnings.

Royalties, which are generally based on a percentage of the licensee’s actual net sales or minimum net sales, are recorded based upon contractually guaranteed minimum levels and adjusted as sales data is received from licensees. We may receive initial payments for the grant of license rights, which are recognized as revenue over the term of the license agreement. Royalty income is included in royalties and other income in our consolidated statements of earnings.

Inventories

For segment reporting, inventory is carried at the lower of FIFO cost or market, with all adjustments being charged to operations in the period in which the facts giving rise to the adjustments become known. We continually evaluate the composition of our inventories for identification of distressed inventory. For wholesale inventory, we estimate the amount of goods that we will not be able to sell in the normal course of business and write down the value of these goods. For retail inventory, we provide an allowance for shrinkage and goods expected to be sold below cost. Each of these estimates are based on our historical experience as well as an assessment of the inventory quantity, quality and mix, consumer and retailer preferences and the current market conditions.

For consolidated financial reporting, significant portions of our inventories are valued at the lower of LIFO cost or market. LIFO inventory calculations are made on a legal entity basis which does not correspond to our segment definitions. Therefore, LIFO inventory accounting adjustments are not allocated to the respective operating segments. As part of LIFO accounting, markdowns for inventory valued at LIFO cost are deferred until the period in which the goods are sold. However, in non-routine circumstances, such as discontinuance of a product line, markdowns below the allocated LIFO reserve are not deferred. Both the LIFO reserve and the markdown deferral are reflected in our corporate and other financial information in note 13 to our consolidated financial statements included in this report and in the results of operations in our Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Intangible Assets, net

At acquisition, we estimate and record the fair value of purchased intangible assets, which primarily consist of trademarks and trade names, license agreements and customer relationships. The fair values of these intangible assets are estimated based on management’s assessment as well as independent third party appraisals in some cases. Such valuation may include a discounted cash flow analysis of anticipated revenues or cost savings resulting from the acquired intangible asset.

Amortization of intangible assets with finite lives, which consist of license agreements, customer relationships and covenants not to compete, is recognized over their estimated useful lives using a method of amortization that reflects the pattern in which the economic benefits of the intangible assets are consumed or otherwise realized. Asset lives used for our intangible assets range from 0 to 15 years. Intangible assets with finite lives are reviewed for impairment periodically if events or changes in circumstances indicate that the carrying amount may not be recoverable. If expected future undiscounted cash flows from operations are less than their carrying amounts, an asset is determined to be impaired and a loss is recorded for the amount by which the carrying value of the asset exceeds its fair value.

Trademarks and other intangible assets with indefinite lives are not amortized but instead evaluated for impairment annually or more frequently if events or circumstances indicate that the intangible asset might be impaired. The evaluation of the recoverability of intangible assets with indefinite lives includes valuations based on a discounted cash flow analysis. The fair values of trademarks are estimated on an annual basis utilizing the relief from royalty method. If this analysis indicates an impairment of an intangible asset with an indefinite useful life, the amount of the impairment is recognized in the consolidated financial statements.

Income Taxes

We recognize deferred tax liabilities and assets based on the difference between the financial and tax bases of assets and liabilities using enacted tax rates expected to apply to taxable income in the period in which such amounts are expected to be realized or settled. Our policy is to recognize net deferred tax assets, whose realization is dependent on taxable earnings in future years, when a greater than 50% probability exists that the tax benefits will actually be realized sometime in the future. Also, we provide for a reserve for items when a greater than 50% probability exists that a tax deduction taken would be disallowed under examination by the taxing authority. No material valuation allowances have been recognized in our financial statements.

At June 2, 2006, we have undistributed earnings of foreign subsidiaries of approximately $13.4 million which have been provided for in our income tax provision as the earnings are not considered permanently invested outside of the United States. If the earnings were repatriated to the United States, the earnings will be subject to United States taxation at that time. The amount of deferred tax liability recognized associated with the undistributed earnings was approximately $3.2 million at June 2, 2006, representing the approximate excess of the United States tax liability over the creditable foreign taxes paid that would result from a full remittance of undistributed earnings.

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

RECENT ACCOUNTING PRONOUNCEMENTS

See note 1 to our consolidated financial statements included in this report for a description of recent accounting pronouncements.

SEASONALITY

Although our various product lines are sold on a year-round basis, the demand for specific products or styles may be highly seasonal. For example, the demand for golf and Tommy Bahama products is higher in the spring and summer seasons. Products are sold prior to each of the retail selling seasons, including spring, summer, fall and holiday. As the timing of product shipments and other events affecting the retail business may vary, results for any particular quarter may not be indicative of results for the full year. The percentage of net sales from continuing operations by quarter for fiscal 2006 was 24%, 25%, 25% and 26%, respectively, and the percentage of operating income by quarter for fiscal 2006 was 25%, 22%, 23% and 30%, respectively, which may not be indicative of the distribution in future years.

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

As of June 2, 2006, approximately $1.0 million of debt outstanding (or 0.5% of our total debt) was subject to variable interest rates, with a weighted average rate of approximately 7.8%. Our average variable rate borrowings for fiscal 2006 were $97.5 million, with an average interest rate of 6.3% during the period. Our lines of credit are based on variable interest rates in order to take advantage of the lower rates available in the current interest rate environment and to provide the necessary borrowing flexibility required. To the extent that the amounts outstanding under our variable rate lines of credit change, our exposure to changes in interest rates would also change. If our average interest rate for fiscal 2006 increased by 100 basis points, our interest expense would have been approximately $0.6 million higher during the fiscal year. Due to the disposition of our Womenswear Group operations on June  2, 2006, we anticipate having lower levels of debt in future periods than we had during the course of fiscal 2006, unless we acquire additional businesses.

At June 2, 2006, we had approximately $199.2 million of fixed rate debt and capital lease obligations outstanding with substantially all the debt, consisting of our Senior Unsecured Notes, having an effective interest rate of 9.0% and maturing in June 2011. Such agreements may result in higher interest expense than could be obtained under variable interest rate arrangements in certain periods, but are primarily intended to provide long-term financing of our capital structure and minimize our exposure to increases in interest rates. A change in the market interest rate impacts the fair value of our fixed rate debt but has no impact on interest incurred or cash flows.

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

We receive United States dollars for most of our product sales. Less than 15% of our net sales during fiscal 2006 were denominated in currencies other than the United States dollar. These sales primarily relate to Ben Sherman sales in the United Kingdom and Europe and sales of certain products in Canada. With the United States dollar trading at a weaker position than it has historically traded versus the pound sterling and the Canadian dollar, a strengthening United States dollar could result in lower levels of sales and earnings in our consolidated statements of earnings in future periods, although the sales in foreign currencies could be equal to or greater than amounts as previously reported. Based on our fiscal 2006 sales denominated in foreign currencies, if the dollar had strengthened by 5% in fiscal 2006, we would have experienced a decrease in sales of approximately $6.5 million.

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

We may from time to time purchase short-term foreign currency forward exchange contracts to hedge against changes in foreign currency exchange rates, but at June 2, 2006, we have not entered into any such agreements that have not been settled. When such contracts are outstanding, the contracts are marked to market with the offset being recognized in our consolidated statement of earnings or other comprehensive income if the transaction does not or does, respectively, qualify as a hedge in accordance with accounting principles generally accepted in the United States.

Commodity and Inflation Risk

We are affected by inflation and changing prices primarily through the purchase of raw materials and finished goods and increased operating costs to the extent that any such fluctuations are not reflected by adjustments in the selling prices of our products. Also, in recent years, there has been deflationary pressure on selling prices in our private label businesses. While we have been successful to some extent in offsetting such deflationary pressures through product improvements and lower costs, if deflationary price trends outpace our ability to obtain further price reductions, our profitability may be adversely affected. Inflation/deflation risks are managed by each business unit through selective price increases when possible, productivity improvements and cost containment initiatives. We do not enter into significant long-term sales or purchase contracts and we do not engage in hedging activities with respect to such risk.

Item 8.	Financial Statements and Supplementary Data

OXFORD INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except
per shares amounts)

	June 2,	June 3,
	2006	2005

ASSETS
Current Assets:
Cash and cash equivalents	$10,479	$6,499
Receivables, net	142,297	145,897
Inventories	123,594	145,869
Prepaid expenses	21,996	20,403
Current assets related to discontinued operations, net	59,215	74,727

Total current assets	357,581	393,395
Property, plant and equipment, net	73,663	64,194
Goodwill, net	199,232	184,571
Intangible assets, net	234,453	234,854
Other non-current assets, net	20,666	24,010
Non-current assets related to discontinued operations, net	—	4,853

Total Assets	$885,595	$905,877

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Trade accounts payable and other accrued expenses	$105,038	$122,339
Accrued compensation	26,754	29,758
Additional acquisition cost payable	11,897	25,754
Dividends payable	2,646	2,278
Income taxes payable	3,138	13,053
Short-term debt and current maturities of long-term debt	130	3,394
Current liabilities related to discontinued operations	30,716	15,873

Total current liabilities	180,319	212,449
Long-term debt, less current maturities	200,023	289,076
Other non-current liabilities	29,979	23,562
Deferred income taxes	76,573	77,242
Non-current liabilities related to discontinued operations	—	47
Commitments and contingencies
Shareholders’ Equity:
Preferred stock, $1.00 par value; 30,000 authorized and none issued and outstanding at June 2, 2006 and June 3, 2005	—	—
Common stock, $1.00 par value; 60,000 authorized and 17,646 issued and outstanding at June 2, 2006; and 16,884 issued and outstanding at June 3, 2005	17,646	16,884
Additional paid-in capital	74,812	45,918
Retained earnings	300,973	240,401
Accumulated other comprehensive income	5,270	298

Total shareholders’ equity	398,701	303,501

Total Liabilities and Shareholders’ Equity	$885,595	$905,877

See accompanying notes.

OXFORD INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share amounts)

	Fiscal 2006	Fiscal 2005	Fiscal 2004

Net sales	$1,109,116	$1,056,787	$818,687
Cost of goods sold	677,429	653,538	515,481

Gross profit	431,687	403,249	303,206
Selling, general and administrative	339,073	314,413	228,293
Amortization of intangible assets	7,642	8,622	6,670

	346,715	323,035	234,963
Royalties and other operating income	13,144	12,060	5,114

Operating income	98,116	92,274	73,357
Interest expense, net	23,971	26,146	23,530

Earnings before income taxes	74,145	66,128	49,827
Income taxes	22,944	22,177	18,363

Earnings from continuing operations	51,201	43,951	31,464

Gain on sale of discontinued operations, net of taxes	10,378	—	—
Earnings from discontinued operations, net of taxes	8,892	5,876	8,252

Earnings from gain on sale and discontinued operations, net of taxes	19,270	5,876	8,252

Net earnings	$70,471	$49,827	$39,716

Earnings from continuing operations per common share:
Basic	$2.93	$2.62	$1.95
Diluted	$2.88	$2.53	$1.88
Earnings from discontinued operations per common share:
Basic	$1.10	$0.35	$0.51
Diluted	$1.08	$0.34	$0.49
Net earnings per common share:
Basic	$4.03	$2.97	$2.47
Diluted	$3.96	$2.87	$2.38

Weighted average common shares outstanding:
Basic	17,492	16,788	16,100
Dilutive impact of stock options, earn-out shares and unvested restricted shares	289	562	599

Diluted	17,781	17,350	16,699

Dividends per common share	$0.57	$0.51	$0.45

See accompanying notes.

OXFORD INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)

				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive
	Stock	Capital	Earnings	Income	Total

Balance, May 30, 2003	$15,044	$7,237	$167,084	—	$189,365
Net earnings	—	—	39,716	—	39,716
Shares issued under stock plans, net of tax benefit	395	7,212	(426)	—	7,181
Stock issued for acquisition	776	9,224	—	—	10,000
Cash dividends	—	—	(7,285)	—	(7,285)

Balance, May 28, 2004	$16,215	$23,673	$199,089	—	$238,977
Comprehensive income:					—
Net earnings	—	—	49,827	—	49,827
Unrealized gain on foreign currency translation	—	—	—	298	298

Total comprehensive income					50,125
Shares issued under stock plans, net of tax benefit	184	3,879	—	—	4,063
Compensation expense for stock awards	—	970	—	—	970
Stock issued for acquisition	485	17,396	—	—	17,881
Cash dividends	—	—	(8,515)	—	(8,515)

Balance, June 3, 2005	$16,884	$45,918	$240,401	$298	$303,501
Comprehensive income:
Net earnings	—	—	70,471	—	70,471
Unrealized gain on foreign currency translation	—	—	—	4,972	4,972

Total comprehensive income					75,443
Shares issued under stock plans, net of tax benefit	277	5,889	—	—	6,166
Compensation expense for stock awards	—	3,231	—	—	3,231
Stock issued for acquisition	485	19,774	—	—	20,259
Cash dividends	—	—	(9,899)	—	(9,899)

Balance, June 2, 2006	$17,646	$74,812	$300,973	$5,270	$398,701

See accompanying notes.

OXFORD INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal 2006	Fiscal 2005	Fiscal 2004

Cash Flows From Operating Activities:
Earnings from continuing operations	$51,201	$43,951	$31,464
Adjustments to reconcile earnings from continuing operations to net cash provided by operating activities:
Depreciation	15,092	13,321	11,301
Amortization of intangible assets	7,642	8,622	6,670
Amortization of deferred financing costs and bond discount	2,462	4,439	2,655
Stock compensation expense	1,292	907	—
Loss (gain) on sale of property, plant and equipment	248	(95)	(639)
Equity loss (income)	475	(479)	(321)
Deferred income taxes	(2,847)	(5,014)	(2,599)
Stock option income tax benefit	2,189	1,566	1,895
Changes in working capital:
Receivables	3,689	(5,412)	(30,161)
Inventories	22,751	(32,025)	20,354
Prepaid expenses	(119)	(1,487)	1,978
Current liabilities	(27,716)	5,104	10,724
Investment in deferred compensation plan	(654)	(1,004)	(1,842)
Other non-current assets	(1,147)	(3,606)	(5,171)
Other non-current liabilities	6,397	12,455	5,500

Net cash provided by operating activities	80,955	41,243	51,808
Cash Flows From Investing Activities:
Acquisitions, net of cash acquired	(11,501)	(143,727)	(222,737)
Contribution to joint venture investment	(431)	—	—
Distribution from joint venture investment	2,026	—	—
Decrease in restricted cash in escrow	—	—	204,986
Purchases of property, plant and equipment	(24,953)	(23,407)	(14,073)
Proceeds from sale of property, plant and equipment	265	430	1,255

Net cash used in investing activities	(34,594)	(166,704)	(30,569)
Cash Flows From Financing Activities:
Repayment of financing arrangements	(461,326)	(542,473)	(135,555)
Proceeds from financing arrangements	368,883	624,921	135,345
Deferred financing costs paid	—	(2,766)	(7,416)
Proceeds from issuance of common stock	3,976	2,501	5,286
Dividends on common stock	(9,531)	(8,184)	(6,918)

Net cash (used in) provided by financing activities	(97,998)	73,999	(9,258)
Cash Flows From Discontinued Operations:
Net operating cash flows provided by discontinued operations	20,417	10,360	11,147
Net investing cash flows (provided by) used in discontinued operations	35,403	(71)	350
Net financing cash flows used in discontinued operations	—	(60)	—

Net cash provided by discontinued operations	55,820	10,229	11,497

Net change in cash and cash equivalents	4,183	(41,233)	23,478
Effect of foreign currency translation on cash and cash equivalents	(203)	163	—
Cash and cash equivalents at the beginning of year	6,499	47,569	24,091

Cash and cash equivalents at the end of year	$10,479	$6,499	$47,569

Supplemental disclosure of non-cash investing and financing activities:
Accrual for additional acquisition cost	$11,897	$25,754	$22,779
Supplemental disclosure of cash flow information:
Cash paid for interest, net	$26,250	$33,531	$13,124
Cash paid for income taxes	$38,509	$21,196	$22,461

See accompanying notes.

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 2, 2006

Note 1.	Summary of Significant Accounting Policies

Principal Business Activity

Oxford Industries, Inc. was founded in 1942. We are a producer and marketer of branded and private label apparel for men, women and children and an operator of retail stores and restaurants. We provide retailers and consumers with a wide variety of apparel products and services to suit their individual needs.

Fiscal Year

We operate and report our results of operations using a 52/53 week fiscal year ending on the Friday nearest May 31. As used in these financial statements, fiscal 2006, fiscal 2005 and fiscal 2004 refer to our fiscal years ended on June 2, 2006, June 3, 2005 and May 28, 2004, respectively. Fiscal 2005 includes operations for a 53-week period, whereas fiscal 2006 and 2004 each include operations for a 52-week period.

Principles of Consolidation

Our consolidated financial statements include the accounts of Oxford Industries, Inc. and any other entities in which we have a controlling financial interest, including our wholly owned domestic and foreign subsidiaries, or entities that meet the definition of a variable interest entity, of which we are deemed to be the primary beneficiary. In determining whether a controlling financial interest exists, we consider ownership of voting interests, as well as other rights of the investors. The results of operations of acquired businesses are included in our consolidated statements of earnings from the respective dates of the acquisitions. All significant intercompany accounts and transactions are eliminated in consolidation.

We account for investments in joint ventures in which we exercise significant influence, but do not control and have not been determined to be the primary beneficiary, using the equity method of accounting. Under the equity method of accounting, original investments are recorded at cost, and are subsequently adjusted for our contributions, distributions and share of income or losses of the joint ventures. Allocations of income and loss and distributions by the joint ventures are made in accordance with the terms of the individual joint venture agreements. Our investment in joint ventures accounted for under the equity method are included in other assets, net in our consolidated balance sheets and the related income (loss) is included in royalties and other operating income in our consolidated statements of earnings. Our total investment in joint ventures as of June 2, 2006 and June 3, 2005 was $0.8 million and $2.6 million, respectively. During the first quarter of fiscal 2006, Paradise Shoe Company, LLC (“Paradise Shoe”) sold substantially all of its assets and distributed substantially all of the proceeds to its investors resulting in a $0.5 million gain for us, which is included in royalties and other operating income in our consolidated statements of earnings. During the three years presented, we accounted for the following investments using the equity method.

Ownership
Joint Venture	Interest

Oxford Sainty Garment Manufacturing Limited (“JOS”)	49%
Paradise Shoe	50%

Revenue Recognition and Accounts Receivable

Our revenue consists of wholesale, retail store and restaurant sales and royalties. We consider revenue realized or realizable and earned when the following criteria are met: (1) persuasive evidence of an agreement exists, (2) delivery has occurred, (3) our price to the buyer is fixed and determinable, and (4) collectibility is reasonably assured.

For sales within our wholesale operations, we consider a completed purchase order or some form of electronic communication from the customer requesting the goods persuasive evidence of an agreement. For

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

substantially all our wholesale sales, our products are considered sold and delivered at the time that the products are shipped as substantially all products are sold based on FOB shipping point terms. This generally coincides with the time that title passes and the risks and rewards of ownership have passed to the customer. For certain transactions in which the goods do not pass through our distribution centers and title and the risks and rewards of ownership pass at the time the goods leave the foreign port, revenue is recognized at that time. In certain cases in which we retain the risk of loss during shipment, revenue recognition does not occur until the goods have reached the specified customer. Retail store revenue, net of estimated returns, and restaurant revenues are recorded at the time of sale to consumers. Retail store and restaurant revenues are recorded net of applicable sales taxes in our consolidated statements of earnings.

In the normal course of business we offer certain discounts or allowances to our wholesale customers. Wholesale operations’ sales are recorded net of such discounts, allowances, advertising support not specifically relating to the reimbursement for actual advertising expenses by our customers and provisions for estimated returns. As certain allowances and other deductions are not finalized until the end of a season, program or other event which may not have occurred yet, we estimate such discounts and allowances on an ongoing basis considering historical and current trends, projected seasonal results and other factors. We record the discounts, returns and allowances as a reduction to net sales in our consolidated statements of earnings. As of June 2, 2006 and June 3, 2005, reserve balances for these items were $17.3 million and $16.3 million, respectively.

In circumstances where we become aware of a specific customer’s inability to meet its financial obligations, a specific reserve for bad debts is taken as a reduction to accounts receivable to reduce the net recognized receivable to the amount reasonably expected to be collected. Such amounts are written off at the time that the amounts are not considered collectible. For all other customers, we recognize reserves for bad debts and uncollectible chargebacks based on our historical collection experience, the financial condition of our customers, an evaluation of current economic conditions and anticipated trends. We record such charges and write-offs to selling, general and administrative expenses in our consolidated statements of earnings. As of June 2, 2006 and June 3, 2005, bad debt reserve balances were $3.4 million and $3.6 million, respectively.

Royalties, which are generally based on a percentage of the licensee’s actual net sales or minimum net sales, are recorded based upon contractually guaranteed minimum levels and adjusted as sales data is received from licensees. We may receive initial payments for the grant of license rights, which are recognized as revenue over the term of the license agreement. Royalties were $13.4 million, $11.5 million and $4.7 million during fiscal 2006, 2005 and 2004, respectively. Such income is included in royalties and other income in our consolidated statements of earnings.

Cost of Goods Sold

We include in cost of goods sold all manufacturing, sourcing and procurement costs and expenses incurred prior to or in association with the receipt of finished goods at our distribution facilities. These costs principally include product cost, inbound freight charges, import costs, purchasing costs, internal transfer costs, direct labor, manufacturing overhead, insurance, duties, brokers’ fees and consolidators’ fees. For retail operations, in-bound freight from our warehouse to our own retail stores is also included.

Our gross margins may not be directly comparable to those of our competitors, as statement of earnings classifications of certain expenses may vary by company.

Selling, General and Administrative Expenses

We include in selling, general and administrative expenses, costs incurred subsequent to the receipt of finished goods at our distribution facilities, such as the cost of inspection, stocking, warehousing, picking and

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

packing, and shipping and handling of goods for delivery to customers. Selling, general and administrative expenses also include product design costs, selling costs, royalty costs, advertising, promotion and marketing expenses, professional fees, other general and administrative expenses and our corporate overhead costs. Additionally, all costs associated with the operations of our retail stores and restaurants, such as labor and occupancy costs, are included in selling, general and administrative expenses.

Distribution network costs, including shipping and handling, are included as a component of selling, general and administrative expenses. In fiscal 2006, 2005 and 2004, distribution network costs, including shipping and handling, related to continuing operations, included in selling, general and administrative expenses totaled approximately $28.9 million, $28.3 million and $18.3 million, respectively. We generally classify amounts billed to customers for shipping and handling fees as revenues and classify costs related to shipping in selling, general and administrative expenses in our consolidated statements of earnings.

All costs associated with advertising, promoting and marketing of our products are expensed during the periods when the advertisement first shows. Costs associated with cooperative advertising programs under which we agree to make general contributions to the customers’ advertising and promotional funds are recorded as a reduction to net sales as recognized. If we negotiate an advertising plan and share in the cost for an advertising plan that is for specific ads run to market specific products purchased by the customer from us, and the customer is required to provide proof that the advertisement was run, such costs are recognized as selling, general and administrative. Advertising, promotions and marketing expenses related to continuing operations included in selling, general and administrative expense in fiscal 2006, 2005 and 2004 were $26.4 million, $26.9 million and $14.9 million, respectively. Prepaid advertising, promotions and marketing expenses related to continuing operations included in prepaid expenses in our consolidated balance sheets as of June 2, 2006 and June 3, 2005 were $1.4 million and $0.9 million, respectively.

Royalty expenses related to continuing operations recognized as selling, general and administrative expense in fiscal 2006, 2005 and 2004 were $10.4 million, $9.2 million and $9.2 million, respectively. Such amounts are dependent upon sales of our products which we sell pursuant to the terms of a license agreement with another party.

Cash and Cash Equivalents

We consider cash equivalents to be short-term investments with original maturities of three months or less for purposes of our consolidated statements of cash flows. Restricted cash in our consolidated statements of cash flows refers to cash deposits held in escrow received from our senior notes offering completed in fiscal 2003, the proceeds of which were restricted and could only be used to complete the acquisition of the Tommy Bahama Group which occurred in the first quarter of fiscal 2004. Restricted cash is not considered a cash equivalent for purposes of our consolidated statements of cash flows.

Inventories

For segment reporting, inventory is carried at the lower of FIFO cost or market with all adjustments being charged to operations in the period in which the facts giving rise to the adjustments become known. We continually evaluate the composition of our inventories for identification of distressed inventory. For wholesale inventory, we estimate the amount of goods that we will not be able to sell in the normal course of business and write down the value of these goods. For retail inventory, we provide an allowance for shrinkage and goods expected to be sold below cost. Each of these estimates are based on our historical experience as well as an assessment of the inventory quantity, quality and mix, consumer and retailer preferences and the current market conditions.

For consolidated financial reporting, significant portions of our inventories are valued at the lower of LIFO cost or market. LIFO inventory calculations are made on a legal entity basis which does not correspond

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to our segment definitions. Therefore, LIFO inventory accounting adjustments are not allocated to the respective operating segments. As part of LIFO accounting, markdowns for inventory valued at LIFO cost are deferred until the period in which the goods are sold. However, in non-routine circumstances, such as discontinuance of a product line, markdowns below the allocated LIFO reserve are not deferred. Both the LIFO reserve and the markdown deferral are reflected in our corporate and other financial information in note 13.

During fiscal 2006, we adopted Financial Accounting Standards Board, or FASB, Statement No. 151 “Inventory Costs, an Amendment of ARB No. 43 Chapter 4” (“FAS 151”). FAS 151 requires that items such as idle facility expense, excessive spoilage, double freight, and re-handling be recognized as current-period charges rather than being included in inventory regardless of whether the costs meet the criterion of abnormal as defined in ARB No. 43. The adoption of FAS 151 did not have a material impact upon adoption.

Property, Plant and Equipment, net

Property, plant and equipment, including any assets under capital leases and our assets paid for by landlords as a tenant improvement allowance, is carried at cost less accumulated depreciation. Additions are capitalized while repair and maintenance costs are charged to operations as incurred. Depreciation is calculated using both straight-line and accelerated methods generally over the estimated useful lives of the assets as follows:

Buildings and improvements	7 - 50 years
Machinery and equipment	2 - 15 years
Leasehold improvements	Lesser of remaining life of the asset or lease term

Property, plant and equipment is reviewed periodically for impairment if events or changes in circumstances indicate that the carrying amount may not be recoverable. If expected future undiscounted cash flows from operations are less than their carrying amounts, an asset is determined to be impaired and a loss is recorded for the amount by which the carrying value of the asset exceeds its fair value. During fiscal 2006, 2005 and 2004, we did not recognize any material impairment charges for property, plant and equipment.

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

In fiscal 2006 and 2005, we tested goodwill for impairment as of the first day of the fourth quarter, which coincides with the timing of our annual budgeting process, which is used in estimating future cash flows for the analysis. In fiscal 2004, we tested for impairment on the last day of the first quarter. No impairment of goodwill was identified during fiscal 2006, 2005 or 2004.

Intangible Assets, net

At acquisition, we estimate and record the fair value of purchased intangible assets, which primarily consist of trademarks and trade names, license agreements and customer relationships. The fair values of these intangible assets are estimated based on management’s assessment as well as independent third party appraisals

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in some cases. Such valuation may include a discounted cash flow analysis of anticipated revenues or cost savings resulting from the acquired intangible asset.

Amortization of intangible assets with finite lives, which consist of license agreements, customer relationships and covenants not to compete, is recognized over their estimated useful lives using a method of amortization that reflects the pattern in which the economic benefits of the intangible assets are consumed or otherwise realized. Asset lives used for our intangible assets range from 0 to 15 years. Intangible assets with finite lives are reviewed for impairment periodically if events or changes in circumstances indicate that the carrying amount may not be recoverable. If expected future undiscounted cash flows from operations are less than their carrying amounts, an asset is determined to be impaired and a loss is recorded for the amount by which the carrying value of the asset exceeds its fair value. No impairment charges for intangible assets with finite lives related to continuing operations were recognized during fiscal 2006, 2005 or 2004.

Trademarks and other intangible assets with indefinite lives are not amortized but instead evaluated for impairment annually or more frequently if events or circumstances indicate that the intangible asset might be impaired. The evaluation of the recoverability of intangible assets with indefinite lives includes valuations based on a discounted cash flow analysis. The fair values of trademarks are estimated on an annual basis utilizing the relief from royalty method. If this analysis indicates an impairment of an intangible asset with an indefinite useful life, the amount of the impairment is recognized in the consolidated financial statements.

In fiscal 2006 and 2005, we tested intangible assets with indefinite lives for impairment as of the first day of the fourth quarter, which coincides with the timing of our annual budgeting process, which is used in estimating future cash flows for the analysis. In fiscal 2004, we tested for impairment on the last day of the first quarter. No impairment of intangible assets with indefinite lives was identified during fiscal 2006, 2005 or 2004.

Prepaid Expenses and Other Non-Current Assets, net

Amounts included in prepaid expenses primarily consist of prepaid operating expenses including rent, taxes, insurance and royalties. Other non-current assets primarily consist of investments in joint ventures which are accounted for on the equity method, deferred financing costs and investments related to our deferred compensation plans.

Deferred financing costs are amortized on a straight line basis, which approximates an effective interest method over the life of the related debt. Amortization expense for deferred financing costs, which is included in interest expense in the consolidated statements of earnings was $2.3 million, $4.3 million and $2.5 million during fiscal 2006, 2005 and 2004, respectively. In fiscal 2005, approximately $1.8 million of unamortized deferred financing costs were written off as a result of an amendment to certain of our financing arrangements and were included in the amortization expense amount above. Unamortized deferred financing costs totaled approximately $8.9 million and $11.1 million at June 2, 2006 and June 3, 2005, respectively.

Deferred license fees are amortized over the life of the related license agreement.

Investments held for our deferred compensation plans, consist of marketable securities and insurance contracts. These securities approximate the participant-directed investment selections underlying the deferred compensation liabilities. These investments, which are held in an irrevocable trust, are recorded at fair value based on quoted prices in an active market or based on valuations of insurance carriers. Realized and unrealized gains and losses on these investments are recorded in our consolidated statements of earnings and substantially offset the changes in deferred compensation liabilities to participants resulting from changes in market values. The fair values of these investments as of June 2, 2006 and June 3, 2005 were $8.5 million and $7.6 million, respectively.

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Trade Accounts Payable, Accrued Compensation and Other Accrued Expenses

Liabilities for trade accounts payable, accrued compensation and other accrued expenses are carried at cost which is the fair value of the consideration expected to be paid in the future for goods and services received whether or not billed to us. Accruals for employee insurance and workers compensation, which are included in accounts payable and other accrued expenses in our consolidated balance sheets, include estimated settlements for known claims, as well as accruals for estimates of incurred but not reported claims based on our claims experience and statistical trends.

We are subject to certain claims and assessments related to legal, environmental or tax items in the ordinary course of business. For those matters where it is probable that we have incurred a loss and the loss, or range of loss, can be reasonably estimated, we have recorded reserves in the consolidated financial statements. In other instances, because of the uncertainties related to both the probable outcome and amount or range of loss, we are unable to make a reasonable estimate of a liability, if any, and therefore have not recorded a reserve. As additional information becomes available, we adjust our assessment and estimates of such liabilities accordingly.

Dividends

Dividends are accrued at the time that the dividend is declared by our board of directors.

Other Comprehensive Income

Other comprehensive income includes all changes in equity from non-owner sources such as foreign currency translation adjustments. No other items were recorded in other comprehensive income during fiscal 2006, 2005 or 2004.

Foreign Currency Translation

Assets and liabilities denominated in amounts other than the functional currency are remeasured into the functional currency at the rate of exchange in effect on the balance sheet date and income and expenses are remeasured at the average rates of exchange prevailing during the reporting period. The impact of any such remeasurement is recognized in our consolidated statements of earnings in the respective period. These gains and losses were immaterial for fiscal 2006, 2005 and 2004. The financial statements of our subsidiaries for which the functional currency is a currency other than the United States dollar are translated into United States dollars at the rate of exchange in effect on the balance sheet date for the balance sheet and at the average rates of exchange prevailing during the period for the statements of earnings. The impact of such translation is recognized in accumulated other comprehensive income in our consolidated balance sheets.

Forward Foreign Exchange Contracts

We are exposed to foreign exchange risk when we purchase or sell goods in foreign currencies. We may enter into short-term forward foreign exchange contracts in the ordinary course of business to mitigate the risk associated with foreign exchange rate fluctuations related to purchases of inventory by certain of our foreign subsidiaries. To date our forward foreign exchange contracts have not been designated as hedges for accounting purposes, thus the changes in fair value of the derivative instruments are included in net earnings. Such contracts have not been entered into for speculative purposes. Unrealized gains and losses on outstanding foreign currency exchange contracts used to mitigate currency risk on future purchases are included in earnings as a component of selling, general and administrative expenses in our consolidated statements of earnings and recognized as an asset or liability in our consolidated balance sheets. Fair values for such contracts are generally obtained from counter parties. Although we did have forward foreign exchange

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

contracts outstanding at times during fiscal 2006 and 2005, as of June 2, 2006 and June 3, 2005, we did not have any forward foreign exchange contracts outstanding.

Fair Value of Financial Instruments

Our financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable and long-term debt. Given their short-term nature, the carrying amounts of cash and cash equivalents, receivables and accounts payable approximate their fair values. The carrying amounts of our variable rate borrowings approximate their fair value as the interest rate changes with the market rate. The fair value of our fixed rate debt is approximately $206.3 million as of June 2, 2006 based on discounted cash flow assessment of the required principal and interest payments.

Concentration of Credit Risk and Significant Customers

Our financial instruments that are exposed to concentrations of credit risk consist primarily of accounts receivable, for which the total exposure is limited to the amount recognized in our consolidated balance sheets. We sell our merchandise in all major retail distribution channels across the United States as well as some distribution channels in other countries. We extend and continuously monitor credit based on an evaluation of the customer’s financial condition and credit history and generally require no collateral. Credit risk is impacted by conditions or occurrences within the economy and the retail industry and is principally dependent on each customer’s financial condition. Additionally, a decision by the controlling owner of a group of stores or any significant customer to decrease the amount of merchandise purchased from us or to cease carrying our products could have a material adverse effect on our results of operations in future periods. No customer accounted for greater than 10% of our net sales from continuing operations during fiscal 2006, 2005 or 2004 or 10% of our receivables from continuing operations as of June 2, 2006.

In fiscal 2006, one customer represented 12% of our Menswear Group sales and one customer represented 16% of our Tommy Bahama Group sales. In fiscal 2005, one customer represented 15% of our Menswear Group sales and one customer represented 17% of our Tommy Bahama Group sales. In fiscal 2004, two customers represented 19% and 11% of our Menswear Group sales and one customer represented 16% of our Tommy Bahama Group sales.

Leases

In the ordinary course of business we enter into lease agreements for retail, office and warehouse/distribution space as well as leases for certain plant and equipment. The leases have varying terms and expirations and frequently have provisions to extend, renew or terminate the lease agreement, among other terms and conditions, as negotiated. We assess the lease at inception and determine whether the lease qualifies as a capital or operating lease. Assets leased under capital leases and the related liabilities are included in our consolidated balance sheets in property, plant and equipment and short-term and long-term debt, respectively. Assets leased under operating leases are not recognized as assets and liabilities in our consolidated balance sheets.

When a non-cancelable operating lease includes any fixed escalation clauses and lease incentives for rent holidays or build-out contributions, rent expense is recognized on a straight-line basis over the initial term of the lease from the date that we take possession of the space. The excess between the average rental amount and amounts currently payable under the lease is recorded in other non-current liabilities on our consolidated balance sheets. Deferred rent as of June 2, 2006 and June 3, 2005 was approximately $16.0 million and $10.8 million, respectively. Contingent rents, including those based on a percentage of retail sales over stated levels, and rental payment increases based on a contingent future event are recognized as the expense is incurred.

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income Taxes

We recognize deferred tax liabilities and assets based on the difference between the financial and tax bases of assets and liabilities using enacted tax rates expected to apply to taxable income in the period in which such amounts are expected to be realized or settled. Our policy is to recognize net deferred tax assets, whose realization is dependent on taxable earnings in future years, when a greater than 50 percent probability exists that the tax benefits will actually be realized sometime in the future. Also we provide for a reserve for items when a greater than 50 percent probability exists that a tax deduction taken would be disallowed under examination by the taxing authority. No material valuation allowances have been recognized in our financial statements.

At June 2, 2006 and June 3, 2005, we had undistributed earnings of foreign subsidiaries of approximately $13.4 million and $28 million which have been provided for in our income tax provision as the earnings are not considered permanently invested outside of the United States. If the earnings were repatriated to the United States, the earnings will be subject to United States taxation at that time. The amount of deferred tax liability recognized associated with the undistributed earnings as of June 2, 2006 and June 3, 2005 was approximately $3.2 million and $3 million, respectively, which represents the approximate excess of the United States tax liability over the creditable foreign taxes paid that would result from a full remittance of undistributed earnings.

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

Discontinued Operations

On June 2, 2006, we sold the net assets and operations of our Womenswear Group (see note 3). The results of operations for this business have been reported as discontinued operations in our consolidated statements of earnings. The assets and liabilities related to these discontinued operations have been reclassified to current assets, non-current assets, current liabilities and non-current liabilities related to discontinued operations, as applicable.

The results of operations for this business allocated to discontinued operations were consistent with those results of operations previously reported as net sales, operating expenses and operating income for our Womenswear Group, except that approximately $1.9 million, $1.8 million and $2.1 million of corporate service costs for fiscal 2006, 2005 and 2004, respectively, that were previously allocated to our Womenswear Group were not classified as discontinued operations as we are not certain that such corporate costs will not continue.

With respect to interest expense, we have allocated interest expense to earnings from discontinued operations based on the net proceeds from the transaction as well as the proceeds from the settlement of the retained assets and liabilities related to the discontinued operations, substantially all of which are expected to be converted to cash during the first quarter of fiscal 2007. All proceeds from the transaction and the conversion of the retained assets will be used to repay debt on our U.S. Revolver (as defined in note 8). The income tax rate used for the tax effect of the discontinued operations is based on the domestic effective rate of Oxford Industries, Inc. as the assets and operations that were disposed of were primarily domestic operations of that entity and should not be impacted by rates in foreign jurisdictions or rates of other subsidiaries.

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-Based Compensation

We have stock-based employee compensation plans described more fully in note 10, which provide for the ability to grant stock options, restricted stock and other awards to our employees. We account for employee stock compensation plans using the intrinsic value method. No compensation expense is generally recognized related to stock options because the exercise price of our employee stock options equals the market price of the underlying stock on the date of the grant. To the extent that stock options are modified, which may result in a new measurement date and the recognition of compensation expense, such expense is included in selling, general and administrative expense in our consolidated statements of earnings.

Compensation expense, with a corresponding entry to additional paid-in capital, is recognized related to the issuance of restricted stock awards which are generally dependent upon us meeting certain performance measures in one year and the employee remaining employed by us for a specified time subsequent to the performance period. The amount of compensation expense recognized over the performance and vesting period is calculated as the market value of the shares granted on the date that the performance measures are met or when no performance measure is applicable, the market value on the grant date. The compensation expense is recognized on a straight-line basis over the performance period and required service period. To the extent that unvested stock awards are forfeited, the previously recognized expense is reversed.

The grant of stock awards resulted in $1.3 million and $0.9 million of compensation expense related to continuing operations in fiscal 2006 and 2005, respectively. No compensation expense related to stock awards was recognized in fiscal 2004. The stock compensation expense is primarily associated with our grants of restricted shares and modifications of certain stock options during the fiscal years.

Stock compensation expense of $1.9 million and $0.1 million was recognized in discontinued operations in fiscal 2006 and fiscal 2005, with no such expense recognized in fiscal 2004. This stock expense includes the expense related to the restricted stock awards granted to the Womenswear Group employees in fiscal 2006 and 2005 as well as the impact of the modification of those awards and the outstanding stock options owned by the employees of the Womenswear Group on the date of the disposition.

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The effect on continuing operations and net income of applying the fair value method of SFAS 123 to our stock option plans is demonstrated below (amounts in thousands, except per share amounts):

	Fiscal 2006	Fiscal 2005	Fiscal 2004

Net earnings from continuing operations, as reported	$51,201	$43,951	$31,464
Add: Total stock-based employee compensation expense recognized in continuing operations as determined under intrinsic value method for all awards, net of related tax effects	843	597	—
Deduct: Total stock-based employee compensation expense to be recognized in continuing operations determined under fair value based method for all awards, net of related tax effects	(1,520)	(1,331)	(549)

Pro forma earnings from continuing operations	$50,524	$43,217	$30,915

Basic earnings from continuing operations per common share as reported	$2.93	$2.62	$1.95
Pro forma basic earnings from continuing operations per common share	$2.89	$2.57	$1.92
Diluted earnings from continuing operations per common share as reported	$2.88	$2.53	$1.88
Pro forma diluted earnings from continuing operations per common share	$2.85	$2.52	$1.85

Net earnings as reported	$70,471	$49,827	$39,716
Add: Total stock-based employee compensation expense recognized net earnings as determined under intrinsic value method for all awards, net of related tax effects	2,079	639	—
Deduct: Total stock-based employee compensation expense to be recognized in net earnings determined under fair value based method for all awards, net of related tax effects	(2,854)	(1,486)	(664)

Pro forma net earnings	$69,696	$48,980	$39,052

Basic net earnings per common share as reported	$4.03	$2.97	$2.47
Pro forma basic net earnings per common share	$3.98	$2.92	$2.43
Diluted net earnings per common share as reported	$3.96	$2.87	$2.38
Pro forma diluted net earnings per common share	$3.93	$2.85	$2.34

Earnings Per Share

Basic earnings per share is based on the weighted average number of common shares outstanding during the period without any consideration for the impact of shares which are issuable upon the exercise of a stock option or unvested shares which are contingent upon an employee providing future services.

Diluted earnings per common share includes the effect of all stock options and unvested common shares outstanding during the period using the treasury stock method. The treasury stock method assumes that shares are issued for stock options and restricted shares that are “in the money,” and that we use the proceeds of such stock option exercises to repurchase shares at the average market value of our shares for the respective period. For purposes of the treasury stock method, proceeds consist of cash to be paid, future compensation expense to be recognized and the amount of tax benefits, if any, that will be credited to additional paid-in capital assuming exercise of the stock options and vesting of the unvested shares.

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For purposes of calculating diluted earnings per share, shares issuable pursuant to any earn-out agreements and any performance based stock awards are included in the calculation as of the first day of the quarter in which the performance criteria is met. During fiscal 2005 and 2004, approximately 485,000 shares were included in the calculation as of the first day of the fourth quarter of the respective fiscal year, which is the period that the earn-out targets were met, although the shares were not issued until the next fiscal year. No shares related to the fiscal 2006 earn-out payment were included in the calculation of diluted shares outstanding as it is our intention to pay the earn-out in cash rather than common stock.

We effected a two-for-one stock split in the form of a 100% stock dividend, payable December 1, 2003, to shareholders of record on November 17, 2003. All share and per share data appearing in our consolidated financial statements and related notes reflect this stock split.

Seasonality

Although our various product lines are sold on a year-round basis, the demand for specific products or styles may be highly seasonal. For example, the demand for golf and Tommy Bahama products is higher in the spring and summer seasons. Products are sold prior to each of the retail selling seasons, including spring, summer, fall and holiday. As the timing of product shipments and other events affecting the retail business may vary, results for any particular quarter may not be indicative of results for the full year. The percentage of net sales from continuing operations by quarter for fiscal 2006 was 24%, 25%, 25% and 26%, respectively, and the percentage of operating income by quarter for fiscal 2006 was 25%, 22%, 23% and 30%, respectively, which may not be indicative of the distribution in future years.

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

Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3.” FAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. APB Opinion No. 20, “Accounting Changes,” previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. We adopted FAS No. 154 in fiscal 2006. The adoption of FAS 154 did not have a material impact on our consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment: an Amendment of FASB Statements No. 123 and 95” (“FAS 123R”). FAS 123R is applicable for fiscal periods beginning after June 15, 2005. FAS 123R sets accounting requirements for “share-based” compensation to employees, requires companies to recognize, in the statement of earnings, the grant-date fair value of stock options and other equity-based compensation issued to employees and disallows the use of the intrinsic value method of accounting for stock-based compensation. The adoption of FAS 123R will not have any impact on our accounting for restricted stock grants; however, we estimate that the adoption of FAS 123R will result in

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

approximately $1.1 million of additional compensation expense recognized in continuing operations in fiscal 2007 related to unvested stock options and our employee stock purchase plan.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 is applicable for fiscal years beginning after December 15, 2006 (fiscal 2008). FIN 48 utilizes a two-step approach for evaluating tax positions. Recognition occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement is only addressed if step one has been satisfied. The tax benefit is measured as the largest amount of benefit, determined on a cumulative probability basis that is more-likely-than-not to be realized upon ultimate settlement. Those tax positions failing to qualify for initial recognition are recognized in the first subsequent interim period they meet the more-likely-than-not standard, or are resolved through negotiation or litigation with the taxing authority, or upon expiration of the statute of limitations. Derecognition of a tax position that was previously recognized would occur when a company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. FIN 48 also requires expanded disclosure requirements. We are currently evaluating the impact that FIN 48 will have on our results of operations upon adoption.

Note 2.  Acquisitions

Fiscal 2006 Acquisitions

During fiscal 2006, we acquired certain trademarks including Solitude® and Arnold Brant®, and related working capital for a total purchase price of $5.9 million, of which approximately $3.7 million was recorded as indefinite lived trademarks, which are not amortized. Payment of additional contingent consideration payable in Canadian dollars, translated to $12.0 million as of June 2, 2006, is required in the event certain earnings measures are met in future periods. In connection with these acquisitions, we have also entered into certain arrangements which require that we pay a royalty fee or sales commission, generally based on a specified percentage of net sales in future periods, to the principal of the seller of these trademarks.

Fiscal 2005 Ben Sherman Acquisition

On July 30, 2004, we acquired 100% of the capital stock of Ben Sherman Limited (“Ben Sherman”), which we operate as part of our Menswear Group. Ben Sherman is a London-based designer, distributor and marketer of branded sportswear, accessories, and footwear. The purchase price for Ben Sherman was £80 million, or approximately $149 million, including associated transaction costs. The transaction was financed with cash on hand, borrowings from our U.S. Revolver and Seller Notes both as defined and described further in note 8 to our consolidated financial statements.

Fiscal 2004 Tommy Bahama Acquisition

On June 13, 2003, we acquired all of the capital stock of Viewpoint International, Inc. (“Tommy Bahama Group”), which we operate as the Tommy Bahama Group. The purchase price for the Tommy Bahama Group could be up to $328 million, consisting of $240 million in cash and $10 million in our common stock (0.8 million shares) at closing, approximately $3.4 million in transaction costs and up to $75 million in contingent payments, subject to the Tommy Bahama Group achieving certain performance targets. Such performance targets are based on earnings before interest and taxes after deduction of a capital charge based on net tangible assets. As of June 2, 2006, the contingent payments related to the first three years of the earn-out agreement have been earned in full. The selling shareholders may still earn up to $37.5 million of the contingent payments in fiscal 2007 if certain performance targets for that year and the cumulative four year period ending in fiscal 2007 are met.

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Year 1 contingent payment was earned in full and was paid during fiscal 2005 in the form of approximately $6.2 million in cash and the remainder in our common stock valued at $12.88 per share for total consideration of approximately $24.6 million. The total payment exceeded the $12.5 million annual payment as the issuance price of $12.88 was less than the fair value of the stock on the date of issuance.

The Year 2 contingent payment was earned in full and was paid during fiscal 2006 in the form of approximately $6.2 million in cash and the remainder in our common stock valued at $12.88 per share for total consideration of approximately $26.9 million.

The Year 3 contingent payment was earned in full and will be paid during fiscal 2007 in the form of cash.

Pro Forma Information

The pro forma financial information presented below (in thousands, except per share data) gives effect to the Ben Sherman acquisition as if the acquisition had occurred as of the beginning of fiscal 2005 and as of the beginning of fiscal 2004. The information presented below is for illustrative purposes only and is not indicative of results that would have been achieved if the acquisition had occurred as of the beginning of fiscal 2005 or 2004 or results which may be achieved in the future.

	Fiscal 2005	Fiscal 2004

Net sales	$1,087,267	$977,713
Net earnings from continuing operations	$46,735	$37,030
Net earnings from continuing operations per share:
Basic	$2.78	$2.30
Diluted	$2.69	$2.22

These acquisitions in fiscal 2006, 2005 and 2004 helped us achieve one of our key strategic objectives of owning lifestyle brands. The acquisitions provide strategic benefits through growth opportunities and further diversification of our business over distribution channels, price points, product categories and target customers.

Note 3.	Disposition of Womenswear Group

On June 2, 2006 we sold substantially all of the assets (other than accounts receivable outstanding as of the transaction date and certain in-transit inventory) of our Womenswear Group. The purchase price equals approximately $37 million, subject to any post-closing adjustments relating to the net asset value of the transferred assets. We will collect the outstanding accounts receivable from our customers and sell the goods-in-transit of our Womenswear Group as of the date of the transaction as the goods are delivered to the purchaser of our Womenswear Group operations. We anticipate that substantially all retained assets and liabilities relating to the discontinued operations will be converted into cash during the first quarter of fiscal 2007.

In connection with the transaction, we, among other things, entered into a license agreement with the purchaser pursuant to which we granted a perpetual license (subject to the limitations set forth in the license agreement) to the purchaser to use the trade name “Oxford Collections,” a services agreement with the

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

purchaser pursuant to which we will, for a period of up to eighteen months, provide certain transitional support services to the purchaser in its operation of the transferred assets, and a limited non-competition agreement with the purchaser pursuant to which we have agreed (subject to the exceptions set forth in the non-competition agreement) not to engage in certain activities through May 2009.

The following represents the major classes of assets and liabilities related to the discontinued operations included in our balance sheets as of the following dates (in thousands):

	June 2,	June 3,
	2006	2005

Receivables, net	48,202	51,197
Inventories	11,013	23,427
Other current assets	—	103

Total current assets	59,215	74,727
Property, plant and equipment, net	—	857
Goodwill, net	—	3,992
Other non-current assets, net	—	4

Total assets	$59,215	$79,580

Current liabilities	$30,716	$15,873
Non-current liabilities	—	47

Total liabilities	30,716	15,920

Net assets	$28,499	$63,660

Operating results of the Womenswear Group discontinued operations are shown below (in thousands):

	Fiscal 2006	Fiscal 2005	Fiscal 2004

Net sales	$285,159	$256,822	$297,865
Cost of goods sold	240,094	221,818	260,627

Gross profit	45,065	35,004	37,238
Selling, general and administrative	26,560	22,195	23,543
Amortization of intangible assets	—	356	39
Interest expense, net	4,202	3,001	383

Earnings from discontinued operations before income taxes	14,303	9,452	13,273
Income taxes	5,411	3,576	5,021

Earnings from discontinued operations, net of tax	$8,892	$5,876	$8,252

Proceeds from the transaction were equivalent to the net tangible assets of the Womenswear Group as of June 2, 2006 which were sold plus $25 million. We recognized a pre-tax gain on sale of the discontinued operations of approximately $16.7 million, which represents the proceeds amount less the book value of the goodwill related to the Womenswear Group operations of $4.0 million, transaction costs primarily consisting of professional fees of $0.5 million, payments to the employees of the Womenswear Group of approximately $1.9 million and stock compensation costs of approximately $1.8 million related to the modification of certain stock option and restricted stock awards of the employees of the Womenswear Group. We recognized income taxes of approximately $6.3 million related to the transaction.

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4.	Restructuring and Asset Impairment

During the second half of fiscal 2006, we closed certain of our manufacturing plants in the Dominican Republic and Honduras, all of which were leased from third parties, as well as shut down our support functions at our Monroe, Georgia facility. The support functions of our Monroe facility were consolidated with the support functions of our Lyons, Georgia facility, although the distribution center in Monroe will continue operations. Each facility was operated as part of our Menswear Group.

As a result of the decisions to close these facilities, we wrote down the value of certain machinery, equipment and other assets, sold certain equipment, and incurred certain severance costs during fiscal 2006. The total charge for these items in fiscal 2006 was $1.9 million, of which $0.7 million was recognized in cost of goods sold and $1.2 million was recognized in selling, general and administrative costs. Fair value of the machinery and equipment was determined for the assets based on the proceeds that we expected to receive upon the disposition of such items. Additionally, operating losses at these facilities totaled approximately $1.5 million during the last half of fiscal 2006. Liabilities as of June 2, 2006 related to these decisions total approximately $0.9 million which is primarily for the payment of severance costs in the first quarter of fiscal 2007.

Note 5.	Inventories

The components of inventories related to continuing operations are summarized as follows (in thousands):

	June 2,	June 3,
	2006	2005

Finished goods	$99,576	$114,493
Work in process	6,388	8,957
Fabric, trim and supplies	17,630	22,419

Total inventory	$123,594	$145,869

As of June 2, 2006, approximately 65% of our inventories are accounted for using the LIFO method. As of June 2, 2006 and June 3, 2005, the inventory balances reflect a LIFO reserve of $38.0 million and $37.3 million, respectively, for the excess of the FIFO cost over the LIFO basis. During fiscal 2006 and 2004 inventory quantities were reduced in certain pools, which resulted in a liquidation of LIFO inventory layers carried at lower costs which prevailed in prior years. The effect of the liquidations in fiscal 2006 and 2004 was to decrease cost of goods sold and increase net earnings by approximately $0.6 million and $0.1 million, respectively. No liquidations occurred during fiscal 2005.

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6.	Property, Plant and Equipment, Net

Property, plant and equipment, carried at cost, related to continuing operations, are summarized as follows (in thousands):

	June 2,	June 3,
	2006	2005

Land	$2,045	$2,055
Buildings	29,606	28,765
Machinery and equipment	64,016	69,337
Leasehold improvements	63,430	45,951

Subtotal	159,097	146,108

Less accumulated depreciation and amortization	(85,434)	(81,914)

Total property, plant and equipment, net	$73,663	$64,194

Note 7.	Goodwill and Intangible Assets

Intangible assets by category related to continuing operations are summarized below (in thousands):

	June 2,	June 3,
	2006	2005

Intangible assets with finite lives:
Gross carrying amount:
License agreements	$21,114	$20,683
Customer relationships	19,603	19,500
Covenant not to compete	460	460

Subtotal	41,177	40,643
Accumulated amortization:
License agreements	(12,207)	(7,941)
Customer relationships	(10,677)	(7,418)
Covenant not to compete	(345)	(230)

Subtotal	(23,229)	(15,589)

Total intangible assets with finite lives, net	17,948	25,054

Unamortized intangible assets:
Trademarks	216,505	209,800

Total intangible assets, net	$234,453	$234,854

Based on the current estimated useful lives assigned to our intangible assets, amortization expense for fiscal 2007, 2008, 2009, 2010, and 2011 is projected to total $6.1 million, $4.3 million, $2.0 million, $1.6 million and $1.3 million, respectively.

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The changes in the carrying amount of goodwill related to continuing operations for fiscal 2006, 2005 and 2004 are as follows (in thousands):

Balance, May 30, 2003	$1,847
Tommy Bahama Group acquisition, including fiscal 2004 earn-out	109,587

Balance, May 28, 2004	111,434

Ben Sherman acquisition	46,325
Other, including translation difference	481
Tommy Bahama Group acquisition fiscal 2005 earn-out	26,331

Balance, June 3, 2005	184,571

Tommy Bahama Group acquisition fiscal 2006 earn-out	12,258
Other, including translation difference	2,403

Balance, June 2, 2006	$199,232

The goodwill related to the Ben Sherman and the Tommy Bahama Group acquisitions were allocated to the Menswear Group and Tommy Bahama Group, respectively.

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8.	Debt

The following table details our debt (in thousands) as of the dates specified:

	June 2,	June 3,
	2006	2005

$280 million U.S. Secured Revolving Credit Facility (“U.S. Revolver”), which accrues interest (8.0% at June 2, 2006), unused line fees and letter of credit fees based upon a pricing grid which is tied to certain debt ratios, requires interest payments monthly with principal due at maturity (July 2009), and is collateralized by substantially all the assets of the company and its domestic subsidiaries	$900	$90,100
£12 million Senior Secured Revolving Credit Facility (“U.K. Revolver”), which accrues interest at the bank’s base rate plus 1.2% (5.7% at June 2, 2006), requires interest payments monthly with principal payable on demand or at maturity (July 2007), and is collateralized by substantially all the United Kingdom assets of Ben Sherman	102	—
$200 million Senior Unsecured Notes (“Senior Unsecured Notes”), which accrue interest at 8.875% (effective interest rate of 9.0%) and require interest payments semi-annually on June 1 and December 1 of each year, require payment of principal at maturity (June 2011), are subject to certain prepayment penalties and are guaranteed by our domestic subsidiaries	200,000	200,000
Seller Notes, which accrued interest at LIBOR plus 1.2%, required interest payments quarterly with principal payable on demand and were repaid during February, May and November 2005	—	3,342
Other debt, including capital lease obligations with varying terms and conditions, collateralized by the respective assets	35	90

Total debt	201,037	293,532
Unamortized discount on Senior Unsecured Notes	(884)	(1,062)
Short-term debt and current maturities of long-term debt	(130)	(3,394)

Long-term debt, less current maturities	$200,023	$289,076

The U.S. Revolver, the U.K. Revolver and the Senior Unsecured Notes each include certain debt covenant restrictions that require us or our subsidiaries to maintain certain financial ratios that are customary for similar facilities. The U.S. Revolver also includes limitations on certain restricted payments such as earn-outs, payment of dividends and prepayment of debt. As of June 2, 2006, we were compliant with all financial covenants and restricted payment clauses related to our debt agreements.

The U.S. Revolver and U.K. Revolver are used to finance trade letters of credit and standby letters of credit as well as provide funding for other operating activities and acquisitions, if any. As of June 2, 2006, approximately $117.5 million of trade letters of credit and other limitations on availability were outstanding against the U.S. Revolver and the U.K. Revolver. The net availability under our U.S. Revolver and U.K. Revolver agreements was approximately $183 million as of June 2, 2006.

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The aggregate maturities of debt are as follows (in thousands):

Fiscal Year

2007	$130
2008	7
2009	—
2010	900
2011	—
Thereafter	200,000

$201,037

Note 9.	Commitments and Contingencies

We have operating lease agreements for buildings, retail space, sales offices and equipment with varying terms. The aggregate minimum rental commitments for all non-cancelable operating leases with original terms in excess of one year are $26.5 million, $25.5 million, $25.2 million, $24.7 million, $23.0 million and $84.1 million for fiscal 2007, 2008, 2009, 2010, 2011 and thereafter, respectively. The total rent expense under all leases related to continuing operations was $34.3 million, $29.5 million and $21.8 million in fiscal 2006, 2005 and 2004, respectively, which includes contingent rent expense of $1.1 million, $1.0 million and $1.2 million during fiscal 2006, 2005 and 2004, respectively.

We are also obligated under certain apparel license and design agreements related to continuing operations to make future minimum payments of $4.2 million, $3.3 million, $3.3 million, and $0.3 million for fiscal 2007, 2008, 2009 and 2010, respectively, and none thereafter. These amounts do not include amounts due under arrangements which require a royalty fee or sales commission based on a specified percentage of net sales in future periods.

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

During fiscal 2006, 2005 and 2004, the selling stockholders of the Tommy Bahama Group earned the maximum amount specified in the related earn-out agreement. All of these amounts have been paid except for the fiscal 2006 earn-out of $12.5 million which will be paid in fiscal 2007. Additionally, the selling stockholders of the Tommy Bahama Group will receive an additional payment if the Tommy Bahama Group’s fiscal 2007 earnings are greater than 90% of the applicable target and will receive the maximum annual basic contingent payment of $12.5 million if the Tommy Bahama Group’s fiscal 2007 earnings are 100% or greater than the applicable target. If the Tommy Bahama Group’s earnings are between 90% and 100% of the applicable target, the annual basic contingent payment will be calculated on a straight line basis from $0 to $12.5 million. Up to 50% of any contingent payment may be paid in shares of our common stock at our option. Shares of our common stock issued at our option will be valued at the average price on the New York Stock Exchange (or other applicable exchange) for the ten full trading days prior to the applicable payment date.

Additionally, if, at the end of the four year period, cumulative earnings exceed the cumulative targets, the selling stockholders will receive 33.33% of the cumulative excess up to a maximum cumulative additional contingent payment of $25.0 million. Any cumulative additional payment will be paid in cash.

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Payment of additional contingent consideration of up to $12 million is required in the event certain earnings measures are met in future periods related to one of our 2006 acquisitions. Based on the results of the acquired businesses since acquisition, as of June 2, 2006, no amounts related to these acquisitions have been earned.

Note 10.	Stock Compensation

Long Term Stock Incentive Plan

At June 2, 2006, approximately 2.6 million share awards were available for issuance under our Long Term Stock Incentive Plan (the “Long Term Stock Incentive Plan”), which was approved by our shareholders on October 5, 2004. The plan allows us to grant stock based awards to employees and non-executive directors including stock options, stock appreciation rights, restricted stock and other performance-based benefits.

During fiscal 2006, we issued restricted stock awards to employees based on our achievement of certain performance criteria during fiscal 2005. The restricted shares will vest three years from the end of the fiscal year in which the awards were earned if the employee is still employed by us on that date. At the time that the shares are issued, the shareholder is entitled to the same dividend and voting rights of other holders of our common stock. The employee is restricted from transferring or selling the restricted shares and forfeits the shares upon the termination of employment prior to the end of the vesting period. The specific provisions of the awards, including exercisability and term of the award, are evidenced by agreements with the employee as determined by the compensation committee. Stock compensation expense recognized in continuing operations related to the restricted stock awards totaled $1.2 million and $0.5 million during fiscal 2006 and 2005.

During fiscal 2006 and 2005, we issued approximately 4,000 and 3,000, respectively, restricted stock awards to our non-executive employee directors. The non-executive directors must complete the current term of service on the board; otherwise, the restricted shares are forfeited. On the date of grant, the non-executive directors are entitled to the same dividend and voting rights of other holders of our common stock. The non-executive directors are restricted from transferring or selling the restricted shares prior to the end of the vesting period.

As of June 2, 2006 and June 3, 2005, approximately 75,000 and 4,000 shares of restricted stock were outstanding and subject to certain service requirements through dates including June 3, 2008. The weighted average grant date fair value for the restricted shares outstanding at June 2, 2006 was approximately $42. Additionally, approximately 47,000 unvested stock awards were earned in fiscal 2006 which will be issued as restricted stock to employees during the first quarter of fiscal 2007 and require that the employee remain employed by us until June 2, 2009. As of June 2, 2006, unearned compensation associated with unvested stock awards that will be recognized as compensation expense in continuing operations over future periods was approximately $2.7 million.

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

Stock options were granted with an exercise price equal to the stock’s fair market value on the date of grant. The stock options have ten-year terms and vest and become exercisable in increments of 20% on each anniversary from the date of grant. The vesting period of certain options was accelerated in fiscal 2005 that resulted in the recognition of stock compensation expense of $0.4 million in earnings from continuing operations in our consolidated statement of earnings during the year. No awards were accelerated in fiscal 2006 or fiscal 2004.

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the status of our stock option plans and changes during the years ended is presented below:

	Fiscal 2006		Fiscal 2005		Fiscal 2004
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding, beginning of year	763,380	$21	1,003,920	$19	967,160	$12
Granted	—	—	—	—	463,500	30
Exercised	(179,260)	17	(175,020)	14	(414,640)	14
Forfeited	(50,940)	25	(65,520)	26	(12,100)	14

Outstanding, end of year	533,180	$22	763,380	$21	1,003,920	$19

Options exercisable, end of year	218,460		215,080		123,920

The following table summarizes information about stock options outstanding as of June 2, 2006.

	Number of	Exercise	Grant Date	Number
Date of Option Grant	Shares	Price	Fair Value	Exercisable	Expiration Date

July 13, 1998	24,000	$17.83	$5.16	24,000	July 13, 2008
July 12, 1999	28,100	13.94	4.70	28,100	July 12, 2009
July 10, 2000	29,970	8.63	2.03	29,970	July 10, 2010
July 16, 2001	54,990	10.73	3.18	24,610	July 16, 2011
July 15, 2002	101,460	11.73	3.25	30,900	July 15, 2012
August 18, 2003	150,560	26.44	11.57	30,980	Aug. 18, 2013
November 17, 2003	40,000	32.15	14.81	16,000	Nov. 17, 2013
December 16, 2003	104,100	32.75	14.17	33,900	Dec. 16, 2013

	533,180			218,460

The pro forma information in note 1 related to our stock option plans has been determined as if we had accounted for our employee stock options using the fair value method. The fair value of these options was estimated at the date of the grant using the Black-Scholes option pricing model with the following assumption ranges: Risk-free interest rates between 4.565% and 6.510%, dividend yields between 1.28% and 4.87%, volatility factors between 0.2814 and 0.3525, and expected lives of ten years.

Employee Stock Purchase Plan

On October 5, 2004, our shareholders approved the Employee Stock Purchase Plan (“ESPP”). There are approximately 0.2 million shares of common stock authorized for issuance under the ESPP, which allows for qualified employees to purchase shares on a quarterly basis based on certain limitations with respect to the employee’s salary and other limitations through payroll deductions. There are no vesting or other restrictions on the stock purchased by employees under the ESPP. On the last day of each calendar quarter, the accumulated payroll deductions are applied toward the purchase of our common stock at a price equal to 85% of the market price on that date. Stock compensation expense related to the employee stock purchase plan recognized was less than $0.1 million in fiscal 2006, 2005 and 2004.

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11.	Income Taxes

The provision (benefit) for income taxes related to continuing operations includes the following (in thousands):

	Fiscal 2006	Fiscal 2005	Fiscal 2004

Current:
Federal	$18,551	$21,226	18,084
State	2,560	881	1,643
Foreign	4,680	5,084	1,235

	25,791	27,191	20,962
Deferred	(2,847)	(5,014)	(2,599)

	$22,944	22,177	18,363

Reconciliations of the United States federal statutory income tax rates and our effective tax rates for continuing operations are summarized as follows:

	Fiscal 2006	Fiscal 2005	Fiscal 2004

Statutory rate	35.0%	35.0%	35.0%
State income taxes — net of federal income tax benefit	1.8%	1.1%	1.5%
Amortization of deductible goodwill	(1.5)%	(1.4)%	—
Section 965 repatriation	(4.0)%	—	—
Other, net	(0.4)%	(1.2)%	0.3%

Effective rate for continuing operations	30.9%	33.5%	36.8%

Deferred tax assets and liabilities are comprised of the following (in thousands):

	June 2, 2006	June 3, 2005

Deferred Tax Assets:
Inventories	$2,003	$2,414
Accrued compensation and benefits	6,260	5,341
Allowance for doubtful accounts	566	997
Depreciation and amortization	5,458	6,353
Non-current liabilities	1,709	1,715
Deferred rent and lease obligations	1,952	1,861
Other, net	2,761	2,385

Deferred tax assets	20,709	21,066
Deferred Tax Liabilities:
Acquired intangible assets	83,048	83,261
Foreign	3,167	3,275
Other, net	3,067	4,022

Deferred tax liabilities	89,282	90,558

Net deferred tax (liability) asset	$(68,573)	$(69,492)

In October 2004, the American Jobs Creation Act of 2004 (the “Act”) was enacted. Among other provisions, the Act provides for a special one-time tax deduction of 85% of certain foreign earnings that are

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

repatriated in either an enterprise’s last tax year that began before the enactment date or the first tax year that begins during the one-year period beginning on the date of enactment. As a result of execution of the Act, the accounting treatment of such unremitted earnings that are expected to be repatriated must be considered in evaluating an entity’s tax provision.

During the fourth quarter of fiscal 2006, we completed our assessment of earnings to be repatriated and repatriated approximately $22.9 million of earnings, which were not previously considered permanently invested outside of the United States. The impact of this repatriation has been included in our tax provision for fiscal 2006. The repatriation of the earnings resulted in a one-time reduction to tax expense of approximately $2.9 million in fiscal 2006.

Note 12.	Benefit Plans

We have tax-qualified voluntary retirement savings plans covering substantially all full-time United States employees and other similar plans covering certain foreign employees. If a participant decides to contribute, a portion of the contribution is matched by us. Our total expense under these defined contribution plans in fiscal 2006, 2005 and 2004 were $2.8 million, $2.7 million and $1.7 million, respectively.

Additionally, we have certain non-qualified deferred compensation plans offered to a select group of management and highly compensated employees with varying terms and conditions. The plans provide the participants with the opportunity to defer a portion of the participating employee’s total compensation in a given plan year, of which a percentage may be matched in accordance with the terms of the respective plan. All deferred amounts vest immediately, but the matching contributions may require up to two years of service prior to vesting. The total expense for our match under these non-qualified deferred compensation plans in fiscal 2006, 2005 and 2004 was approximately $0.2 million in each year. The liabilities associated with the non-qualified deferred compensation plans are included in other non-current liabilities in our consolidated balance sheets and totaled approximately $9.5 million and $8.3 million at June 2, 2006 and June 3, 2005, respectively. We fund these deferred compensation liabilities by making contributions to rabbi trusts or other investments, dependant upon the requirements of the plan. As of June 2, 2006 and June 2, 2005, approximately $4.9 million and $3.8 million, respectively, of these investments were held in a rabbi trust. As of June 2, 2006 and June 3, 2005, the assets, including certain cash set aside for plans, approximate the liability.

Note 13.	Segments

In our continuing operations, we have two operating segments for purposes of allocating resources and assessing performance. The Menswear Group produces branded and private label dress shirts, sport shirts, dress slacks, casual slacks, suits, sportcoats, suit separates, walkshorts, golf apparel, outerwear, sweaters, jeans, swimwear, footwear and headwear, licenses its brands for accessories and other products and operates retail stores. The Tommy Bahama Group produces lifestyle branded casual attire, operates retail stores and restaurants, and licenses its brands for accessories, footwear, furniture, and other products. The head of each operating segment reports to the chief operating decision maker.

Corporate and other is a reconciling category for reporting purposes and includes our corporate offices, substantially all financing activities, LIFO inventory accounting adjustments and other costs that are not allocated to the operating groups. LIFO inventory calculations are made on a legal entity basis which does not correspond to our segment definitions. Therefore, LIFO inventory accounting adjustments are not allocated to the operating segments. Total assets for corporate and other includes the LIFO inventory reserve of $38.0 million and $37.3 million, at June 2, 2006 and June 3, 2005, respectively.

As discussed in note 3, we disposed of our Womenswear Group operations in fiscal 2006, which produced private label women’s sportswear separates, coordinated sportswear, outerwear, dresses and swimwear. The operating results of the Womenswear Group have not been included in our segment information as all amounts

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

were reclassified to discontinued operations, except that $1.9 million, $1.8 million and $2.1 million of corporate overhead costs for fiscal 2006, 2005 and 2004, respectively, that were previously allocated to the Womenswear Group have been reclassified to Corporate and other. Assets related to the Womenswear Group, as of each balance sheet date, have been included below to reconcile to total assets in our consolidated balance sheets.

The information below presents certain information about our segments (in thousands):

		Tommy
	Menswear	Bahama	Corporate	Womenswear
	Group	Group	and Other	Group	Total

Fiscal 2006
Net sales	$699,949	$409,141	$26	$—	$1,109,116
Depreciation	4,051	10,633	408	—	15,092
Amortization of intangible assets	3,472	4,170	—	—	7,642
Operating income	42,307	71,522	(15,713)	—	98,116
Interest expense, net					23,971

Earnings before income taxes					74,145
Total assets	398,930	423,376	4,074	59,215	885,595
Purchases of property, plant and equipment	7,133	16,904	916	—	24,953
Goodwill, net	50,890	148,342	—	—	199,232
Intangible assets, net	97,455	136,998	—	—	234,453
Fiscal 2005
Net sales	$656,606	$399,658	$523	$—	$1,056,787
Depreciation	3,834	9,122	365	—	13,321
Amortization of intangible assets	3,059	5,563	—	—	8,622
Operating income	58,237	54,128	(20,091)	—	92,274
Interest expense, net					26,146

Earnings before income taxes					66,128
Total assets	412,461	412,441	1,395	79,580	905,877
Purchases of property, plant and equipment	3,136	19,953	318	—	23,407
Goodwill, net	48,653	135,918	—	—	184,571
Intangible assets, net	93,689	141,165	—	—	234,854
Fiscal 2004
Net sales	$448,800	$369,148	$739	$—	$818,687
Depreciation	3,520	7,292	489	—	11,301
Amortization of intangible assets	39	6,631	—	—	6,670
Operating income	41,915	50,644	(19,202)	—	73,357
Interest expense, net					23,530

Earnings before income taxes					49,827
Total assets	171,718	390,961	36,388	95,750	694,817
Purchases of property, plant and equipment	1,831	12,033	209	—	14,073
Goodwill, net	1,847	109,587	—	—	111,434
Intangible assets, net	256	146,728	—	—	146,984

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Information for the net book value of our long-lived assets, including property, plant and equipment, goodwill and intangible assets, by geographic area is presented below (in thousands):

	June 2, 2006	June 3, 2005

United States	$354,507	$331,461
Latin America	4,859	7,217
United Kingdom and Europe	147,540	144,594
Other foreign	442	347

Total	$507,348	$483,619

Information for the net sales recognized by geographic area is presented below (in thousands):

	Fiscal 2006	Fiscal 2005	Fiscal 2004

United States and Canada	$987,206	$942,388	$818,687
United Kingdom and Europe	121,910	114,399	—

Total	$1,109,116	$1,056,787	$818,687

Note 14.	Related Party Transactions

SunTrust Banks, Inc. and its subsidiaries (“SunTrust”) holds shares of our common stock in various fiduciary and agency capacities and as such is a principal shareholder of our common stock. Mr. J. Hicks Lanier, our Chief Executive Officer, is on the board of directors of SunTrust and its Audit Committee. Mr. E. Jenner Wood, III, a board member of Oxford Industries, Inc. was Chairman, President and Chief Executive Officer of SunTrust Bank, Central Group, during fiscal 2006.

We maintain a syndicated credit facility under which subsidiaries of SunTrust served as agent and lender. In fiscal 2006, 2005 and 2004, the services provided and interest and fees paid to SunTrust in connection with such services are set forth below:

	Fiscal 2006	Fiscal 2005	Fiscal 2004

Service
Interest and agent fees for our credit facility	$1,307,000	$2,999,000	$4,749,000
Cash management and senior notes related services	$106,000	$133,000	$82,000
Trustee for deferred compensation plan	$8,000	$8,000	$8,000
Stock transfer agent	$26,000	$10,000	$10,000

Our aggregate payments to SunTrust and its subsidiaries for these services, together with all of the other services described above in this section, did not exceed 1% of our gross revenues during fiscal 2006, 2005 and 2004 or 1% of SunTrust’s gross revenues during its fiscal years ended December 31, 2006, 2005 and 2004.

During fiscal 2006, 2005 and 2004, the Tommy Bahama Group purchased approximately $1.2 million, $5.5 million and $2.8 million, respectively, of inventory and recorded approximately $0.2 million, $1.1 million and $1.0 million, respectively, in royalty income from Paradise Shoe Company, LLC. Prior to the sale of substantially all of its assets in the first quarter of fiscal 2006, Paradise Shoe held an exclusive license to produce and market men’s and women’s shoes, belts and socks under the Tommy Bahama brand. No amounts were due to or from Paradise Shoe at June 2, 2006.

During fiscal 2006, 2005 and 2004, the Menswear Group purchased approximately $11.1 million, $13.6 million and $8.6 million, respectively, of inventory from JOS. The net amount due from JOS at June 2, 2006 was $0.5 million.

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 15.	Summarized Quarterly Data (unaudited):

Following is a summary of the quarterly results of continuing operations for the years ended June 2, 2006 and June 3, 2005 (in thousands, except per share amounts):

	Fiscal Quarter
	First	Second	Third	Fourth	Total

2006
Net sales	$268,475	$277,903	$275,160	$287,578	$1,109,116
Cost of goods sold	162,760	175,097	165,294	174,278	677,429

Gross profit	105,715	102,806	109,866	113,300	431,687
Selling, general and administrative	82,788	82,416	88,733	85,136	339,073
Amortization of intangible assets	1,853	1,851	1,853	2,085	7,642
Royalties and other operating income	3,261	3,653	3,117	3,113	13,144

Operating income	24,335	22,192	22,397	29,192	98,116
Interest expense, net	5,833	6,272	5,983	5,883	23,971

Earnings before income taxes	18,502	15,920	16,414	23,309	74,145
Income taxes	6,682	5,743	5,308	5,211	22,944

Earnings from continuing operations	11,820	10,177	11,106	18,098	51,201
Earnings from gain on sale and discontinued operations	2,063	831	3,496	12,880	19,270

Net earnings	$13,883	$11,008	$14,602	$30,978	$70,471
Basic earnings per common share from continuing operations	$0.68	$0.58	$0.63	$1.03	$2.93
Diluted earnings per common share from continuing operations	$0.67	$0.57	$0.63	$1.02	$2.88
2005
Net sales	$212,364	$267,891	$270,363	$306,169	$1,056,787
Cost of goods sold	131,316	171,158	166,249	184,815	653,538

Gross profit	81,048	96,733	104,114	121,354	403,249
Selling, general and administrative	63,119	77,360	82,774	91,160	314,413
Amortization of intangible assets	1,703	2,414	2,255	2,250	8,622
Royalties and other operating income	1,753	3,301	3,909	3,097	12,060

Operating income	17,979	20,260	22,994	31,041	92,274
Interest expense, net	7,122	6,105	6,256	6,663	26,146

Earnings before income taxes	10,857	14,155	16,738	24,378	66,128
Income taxes	3,838	4,960	5,854	7,525	22,177

Earnings from continuing operations	7,019	9,195	10,884	16,853	43,951
Earnings from discontinued operations	(851)	(123)	3,104	3,746	5,876

Net earnings	$6,168	$9,072	$13,988	$20,599	$49,827
Basic earnings per common share from continuing operations	$0.42	$0.55	$0.65	$1.00	$2.62
Diluted earnings per common share from continuing operations	$0.41	$0.53	$0.63	$0.96	$2.53

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The sum of the four quarterly amounts for fiscal 2006 and 2005 do not necessarily equal the totals for the year then ended due to rounding differences.

Note 16.	Condensed Consolidating Financial Statements:

Our Senior Unsecured Notes are guaranteed by our wholly owned domestic subsidiaries (“Subsidiary Guarantors”). All guarantees are full and unconditional. Non-guarantors consist of our subsidiaries which are organized outside the United States. Set forth below are our condensed consolidating balance sheets as of June 2, 2006 and June 3, 2005 (in thousands) as well as our condensed consolidating statements of earnings and statements of cash flows for fiscal 2006, 2005 and 2004 (in thousands). We have used the equity method with respect to investments in subsidiaries.

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS
June 2, 2006

	Oxford
	Industries	Subsidiary	Subsidiary	Consolidating	Consolidated
	(Parent)	Guarantors	Non-Guarantors	Adjustments	Total

ASSETS
Current Assets:
Cash and cash equivalents	$5,175	$1,134	$4,181	$(11)	$10,479
Receivables, net	61,428	57,785	37,227	(14,143)	142,297
Inventories	58,924	50,880	14,546	(756)	123,594
Prepaid expenses	8,959	7,321	5,716	—	21,996
Current assets related to discontinued operations, net	52,065	7,150	—	—	59,215

Total current assets	186,551	124,270	61,670	(14,910)	357,581
Property, plant and equipment, net	11,122	53,648	8,893	—	73,663
Goodwill, net	1,847	148,342	49,043	—	199,232
Intangible assets, net	1,451	139,406	93,596	—	234,453
Other non-current assets, net	677,414	143,790	1,436	(801,974)	20,666

Total Assets	$878,385	$609,456	$214,638	$(816,884)	$885,595

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities related to continuing operations	70,262	57,872	35,026	(13,557)	149,603
Current liabilities related to discontinued operations	27,813	2,903	—	—	30,716
Long term debt, less current portion	200,016	7	—	—	200,023
Non-current liabilities	181,845	(154,586)	111,878	(109,158)	29,979
Deferred income taxes	(252)	46,795	30,030	—	76,573
Total shareholders’/invested equity	398,701	656,465	37,704	(694,169)	398,701

Total Liabilities and Shareholders’ Equity	$878,385	$609,456	$214,638	$(816,884)	$885,595

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS
June 3, 2005

	Oxford
	Industries	Subsidiary	Subsidiary	Consolidating	Consolidated
	(Parent)	Guarantors	Non-Guarantors	Adjustments	Total

ASSETS
Current Assets:
Cash and cash equivalents	$2,713	$1,859	$1,900	$27	$6,499
Receivables, net	70,733	56,132	60,347	(41,315)	145,897
Inventories	77,494	48,313	20,522	(460)	145,869
Prepaid expenses	10,813	5,748	3,842	—	20,403
Current assets related to discontinued operations, net	64,085	9,026	1,616	—	74,727

Total current assets	225,838	121,078	88,227	(41,748)	393,395
Property, plant and equipment, net	11,042	44,841	8,311	—	64,194
Goodwill, net	1,847	135,918	46,806	—	184,571
Intangible assets, net	210	141,165	93,479	—	234,854
Other non-current assets, net	631,201	149,640	1,406	(758,237)	24,010
Non-current assets related to discontinued operations	859	3,994	—	—	4,853

Total Assets	$870,997	$596,636	$238,229	$(799,985)	$905,877

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities related to continuing operations	114,664	74,083	48,860	(41,031)	196,576
Current liabilities related to discontinued operations	12,771	2,764	338	—	15,873
Long term debt, less current portion	289,053	23	—	—	289,076
Non-current liabilities	146,923	(118,452)	104,288	(109,197)	23,562
Deferred income taxes	4,038	44,239	28,965	—	77,242
Non-current liabilities related to discontinued operations	47	—	—	—	47
Total shareholders’/invested equity	303,501	593,979	55,778	(649,757)	303,501

Total Liabilities and Shareholders’ Equity	$870,997	$596,636	$238,229	$(799,985)	$905,877

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS
Fiscal 2006

	Oxford
	Industries	Subsidiary	Subsidiary	Consolidating	Consolidated
	(Parent)	Guarantors	Non-Guarantors	Adjustments	Total

Net sales	$521,113	$481,700	$171,723	$(65,420)	$1,109,116
Cost of goods sold	397,939	217,803	78,422	(16,735)	677,429

Gross profit	123,174	263,897	93,301	(48,685)	431,687
Selling, general and administrative	110,073	202,402	78,774	(44,534)	346,715
Royalties and other income	276	7,806	5,359	(297)	13,144

Operating income	13,377	69,301	19,886	(4,448)	98,116
Interest (income) expense, net	30,802	(10,198)	7,520	(4,153)	23,971
Income from equity investment	61,752	12	—	(61,764)	—

Earnings before income taxes	44,327	79,511	12,366	(62,059)	74,145
Income taxes	(7,066)	25,832	4,282	(104)	22,944

Earnings from continuing operations	51,393	53,679	8,084	(61,955)	51,201
Gain on sale of discontinued operations, net of tax	14,441	(3,992)	(71)	—	10,378
Earnings from discontinued operations, net of tax	4,829	708	(2,111)	5,466	8,892

Net earnings	$70,663	$50,395	$5,902	$(56,489)	$70,471

CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS
Fiscal 2005

	Oxford
	Industries	Subsidiary	Subsidiary	Consolidating	Consolidated
	(Parent)	Guarantors	Non-Guarantors	Adjustments	Total

Net sales	$502,121	$461,620	$165,137	$(72,091)	$1,056,787
Cost of goods sold	382,436	218,813	75,056	(22,767)	653,538

Gross profit	119,685	242,807	90,081	(49,324)	403,249
Selling, general and administrative	118,534	186,370	71,638	(53,507)	323,035
Royalties and other income	—	6,800	5,260	—	12,060

Operating income	1,151	63,237	23,703	4,183	92,274
Interest (income) expense, net	23,359	(8,789)	6,933	4,643	26,146
Income from equity investment	59,267	82	—	(59,349)	—

Earnings before income taxes	37,059	72,108	16,770	(59,809)	66,128
Income taxes	(7,583)	24,701	4,917	142	22,177

Earnings from continuing operations	44,642	47,407	11,853	(59,951)	43,951
Earnings from discontinued operations, net of tax	5,786	439	(394)	45	5,876

Net earnings	$50,428	$47,846	$11,459	$(59,906)	$49,827

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS
Fiscal 2004

	Oxford
	Industries	Subsidiary	Subsidiary	Consolidating	Consolidated
	(Parent)	Guarantors	Non-Guarantors	Adjustments	Total

Net sales	$449,538	$389,786	$30,995	$(51,632)	$818,687
Cost of goods sold	336,065	186,885	63	(7,532)	515,481

Gross profit	113,473	202,901	30,932	(44,100)	303,206
Selling, general and administrative	100,274	151,664	23,908	(40,883)	234,963
Royalties and other income	32	5,042	40	—	5,114

Operating income	13,231	56,279	7,064	(3,217)	73,357
Interest (income) expense, net	28,364	(1,521)	(95)	(3,218)	23,530
Income from equity investment	42,462	38	—	(42,500)	—

Earnings before income taxes	27,329	57,838	7,159	(42,499)	49,827
Income taxes	(4,132)	21,234	1,261	—	18,363

Earnings from continuing operations	31,461	36,604	5,898	(42,499)	31,464
Earnings from discontinued operations, net of tax	8,252	320	(279)	(41)	8,252

Net earnings	$39,713	$36,924	$5,619	$(42,540)	$39,716

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW
Fiscal 2006

	Oxford
	Industries	Subsidiary	Subsidiary	Consolidating	Consolidated
	(Parent)	Guarantors	Non-Guarantors	Adjustments	Total

Cash Flows From Operating Activities
Net cash (used in) provided by operating activities	$(8,760)	$56,628	$33,160	$(73)	$80,955
Cash Flows from Investing Activities Acquisitions	(6,930)	(4,571)	—	—	(11,501)
Investment in joint venture	(431)	—	—	—	(431)
Distribution from joint venture	—	2,026	—	—	2,026
Purchases of property, plant and equipment	(3,575)	(19,886)	(1,492)	—	(24,953)
Proceeds from sale of property, plant and equipment	246	19	—	—	265
Dividends received from subsidiary	28,752	—	—	(28,752)	—

Net cash (used in) provided by investing activities	18,062	(22,412)	(1,492)	(28,752)	(34,594)
Cash Flows from Financing Activities
Change in debt	(89,248)	(20)	(3,175)	—	(92,443)
Proceeds from issuance of common stock	3,976	—	—	—	3,976
Change in inter-company payable	28,922	(36,547)	7,590	35	—
Dividends on common stock	(9,531)	—	(28,752)	28,752	(9,531)

Net cash (used in) provided by financing activities	(65,881)	(36,567)	(24,337)	28,787	(97,998)
Cash Flows from Discontinued Operations
Net operating cash flows provided by discontinued operations	23,638	1,626	(4,847)	—	20,417
Net investing cash flows provided by discontinued operations	35,403	—	—	—	35,403

Net cash provided by (used in) discontinued operations	59,041	1,626	(4,847)	—	55,820

Net change in Cash and Cash Equivalents	2,462	(725)	2,484	(38)	4,183
Effect of foreign currency translation	—	—	(203)	—	(203)
Cash and Cash Equivalents at the Beginning of Year	2,713	1,859	1,900	27	6,499

Cash and Cash Equivalents at the End of Year	$5,175	$1,134	$4,181	$(11)	$10,479

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW
Fiscal 2005

	Oxford
	Industries	Subsidiry	Subsidiary	Consolidating	Consolidated
	(Parent)	Guarantors	Non-Guarantors	Adjustments	Total

Cash Flows From Operating Activities
Net cash (used in) provided by operating activities	$(51,086)	$62,519	$19,033	$10,777	$41,243
Cash Flows from Investing Activities
Acquisitions	(144,360)	(29,690)	(138,256)	168,579	(143,727)
Purchases of property, plant and equipment	(1,089)	(20,760)	(1,558)	—	(23,407)
Proceeds from sale of property, plant and equipment	24	406	—	—	430
Dividends from subsidiary	8,018	2,816	—	(10,834)	—

Net cash (used in) provided by investing activities	(137,407)	(47,228)	(139,814)	157,745	(166,704)
Cash Flows from Financing Activities
Change in debt	90,266	(109,299)	101,481	—	82,448
Deferred financing costs paid	(2,766)	—	—	—	(2,766)
Proceeds from issuance of common stock	2,501	138,885	29,694	(168,579)	2,501
Change in inter-company payable	53,834	(45,230)	2,148	(10,752)	—
Dividends on common stock	(8,184)	—	(10,834)	10,834	(8,184)

Net cash (used in) provided by financing activities	135,651	(15,644)	122,489	(168,497)	73,999
Cash Flows from Discontinued Operations
Net operating cash flows provided by discontinued operations	10,281	774	(695)	—	10,360
Net investing cash flows used in discontinued operations	(71)	—	—	—	(71)
Net financing cash flows used in discontinued operations	(60)	—	—	—	(60)

Net cash provided by (used in) discontinued operations	10,150	774	(695)	—	10,229

Net change in Cash and Cash Equivalents	(42,692)	421	1,013	25	(41,233)
Effect of foreign currency translation	—	—	163	—	163
Cash and Cash Equivalents at the Beginning of Year	45,405	1,438	724	2	47,569

Cash and Cash Equivalents at the End of Year	$2,713	$1,859	$1,900	$27	$6,499

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW
Fiscal 2004

	Oxford
	Industries	Subsidiary	Subsidiary	Consolidating	Consolidated
	(Parent)	Guarantors	Non-Guarantors	Adjustments	Total

Cash Flows From Operating Activities
Net cash (used in) provided by operating activities	$(90,197)	$161,866	$671	$(20,532)	$51,808
Cash Flows from Investing Activities
Acquisitions	(245,062)	—	—	22,325	(222,737)
Decrease in restricted cash	204,986	—	—	—	204,986
Purchases of property, plant and equipment	(1,998)	(11,875)	(200)	—	(14,073)
Proceeds from sale of property, plant and equipment	(322)	1,099	1,051	(573)	1,255

Net cash (used in) provided by investing activities	(42,396)	(10,776)	851	21,752	(30,569)
Cash Flows from Financing Activities
Change in debt	(129)	144	—	(225)	(210)
Proceeds from issuance of common stock	5,286	—	—	—	5,286
Deferred financing costs paid	(7,416)	—	—	—	(7,416)
Change in intercompany payable	152,712	(150,446)	(1,141)	(1,125)	—
Dividends on common stock	(6,918)	—	—	—	(6,918)

Net cash (used in) provided by financing activities	143,535	(150,302)	(1,141)	(1,350)	(9,258)
Cash Flows from Discontinued Operations
Net operating cash flows provided by discontinued operations	11,092	432	(377)	—	11,147
Net investing cash flows provided by discontinued operations	350	—	—	—	350

Net cash provided by discontinued operations	11,442	432	(377)	—	11,497

Net change in Cash and Cash Equivalents	22,384	1,220	4	(130)	23,478
Cash and Cash Equivalents at the Beginning of Year	23,021	218	720	132	24,091

Cash and Cash Equivalents at the End of Year	$45,405	$1,438	$724	$2	$47,569

SCHEDULE II

OXFORD INDUSTRIES, INC.

Valuation and Qualifying Accounts
(in thousands)

Column A	Column B	Column C			Column D		Column E
		Additions	Charged
	Balance at	Charged to	to Other				Balance at
	Beginning	Costs and	Accounts —		Deductions —		End of
Description	of Period	Expenses	Describe		Describe		Period

Year ended June 2, 2006
Deducted from asset accounts:
Accounts receivable reserves	$16,331	$35,354	$—		$(34,391	)(d)	$17,294
Allowance for doubtful accounts	3,608	340	—		(512	)(c)	3,436
Year ended June 3, 2005
Deducted from asset accounts:
Accounts receivable reserves	9,734	35,484	2,387	(a)	(31,274	)(d)	16,331
Allowance for doubtful accounts	3,448	1,263	1,307	(a)	(2,410	)(c)	3,608
Year ended May 28, 2004
Deducted from asset accounts:
Accounts receivable reserves	7,967	21,245	1,303	(b)	(20,781	)(d)	9,734
Allowance for doubtful accounts	3,505	(170)	—		113	(c)	3,448

(a)	Addition due to the acquisition of Ben Sherman.

(b)	Addition due to the acquisition of Tommy Bahama.

(c)	Principally accounts written off as uncollectible.

(d)	Principally amounts written off related to customer discounts and allowances.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Oxford Industries, Inc. and subsidiaries

We have audited the accompanying consolidated balance sheets of Oxford Industries, Inc. and subsidiaries as of June 2, 2006 and June 3, 2005, and the related consolidated statements of earnings, shareholders’ equity and cash flows for each of the three years in the period ended June 2, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Oxford Industries, Inc. and subsidiaries at June 2, 2006 and June 3, 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 2, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Oxford Industries, Inc.’s internal control over financial reporting as of June 2, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 10, 2006 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Atlanta, Georgia
August 10, 2006

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

There have not been any significant changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the quarter ended June 2, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of our internal control over financial reporting as of June 2, 2006. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, we believe that we have maintained effective internal control over financial reporting as of June 2, 2006.

Our assessment of the effectiveness of our internal control over financial reporting as of June 2, 2006 has been audited by Ernst & Young, LLP, the independent registered public accounting firm that audited and reported on our consolidated financial statements included in this Form 10-K, as stated in their report which is included on the following page.

/s/ J. Hicks Lanier	/s/ Thomas Caldecot Chubb III
J. Hicks Lanier Chairman and Chief Executive Officer (Principal Executive Officer)	Thomas Caldecot Chubb III Executive Vice President (Principal Financial Officer)

August 10, 2006	August 10, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Oxford Industries, Inc.

We have audited management’s assessment, included in the accompanying Report of Management on Internal Control over Financial Reporting, that Oxford Industries, Inc. maintained effective internal control over financial reporting as of June 2, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Oxford Industries, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Oxford Industries, Inc. maintained effective internal control over financial reporting as of June 2, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Oxford Industries, Inc. maintained, in all material respects, effective internal control over financial reporting as of June 2, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Oxford Industries, Inc. as of June 2, 2006 and June 3, 2005, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for each of the three years in the period ended June 2, 2006 of Oxford Industries, Inc. and our report dated August 10, 2006 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Atlanta, Georgia
August 10, 2006

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

The information concerning security ownership of certain beneficial owners and management and related stockholder matters will appear in our definitive Proxy Statement under the headings “Equity Compensation Plan Information,” “Common Stock Ownership by Management and Certain Beneficial Owners” and “Executive Compensation” and is incorporated herein by reference.

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) 1. Financial Statements

The following consolidated financial statements are included in Item 8:

•	Consolidated Balance Sheets at June 2, 2006 and June 3, 2005.

•	Consolidated Statements of Earnings for fiscal 2006, fiscal 2005 and fiscal 2004.

•	Consolidated Statements of Shareholders’ Equity for fiscal 2006, fiscal 2005 and fiscal 2004.

•	Consolidated Statements of Cash Flows for fiscal 2006, fiscal 2005 and fiscal 2004.

•	Notes to Consolidated Financial Statements for fiscal 2006, fiscal 2005 and fiscal 2004.

(a) 2. Financial Statement Schedules

•	Schedule II — Valuation and Qualifying Accounts

All other schedules for which provisions is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(b) Exhibits

2(a)	Purchase Agreement, dated as of May 1, 2006, by and between The Millwork Trading Co., Ltd., d/b/a Li & Fung USA, and Oxford Industries, Inc.*
2(b)	Letter Agreement, dated as of June 1, 2006, by and between The Millwork Trading Co., Ltd., d/b/a Li & Fung USA, and Oxford Industries, Inc.*
3(a)	Articles of Incorporation of the Company. Incorporated by reference to Exhibit 3.1 from the Company’s Form 10-Q for the fiscal quarter ended August 29, 2003.
3(b)	Bylaws of the Company, as amended. Incorporated by reference to the Company’s Form 10-Q for the fiscal quarter ended August 29, 2003.
10(a)	1997 Stock Option Plan, as amended. Incorporated by reference to Exhibit 10.2 to the Company’s from the Company’s Form 10-Q for the fiscal quarter ended August 29, 2003.†
10(b)	1997 Restricted Stock Plan, as amended. Incorporated by reference to Exhibit 10.3 from the Company’s Form 10-Q for the fiscal quarter ended August 29, 2003.†
10(c)	Non-qualified Deferred Compensation Plan, as amended. Incorporated by reference to Exhibit 10(c) from the Company’s 10-K for the fiscal year ended June 3, 2005.
10(d)	Executive Medical Plan. Incorporated by reference to Exhibit 10(d) from the Company’s 10-K for the fiscal year ended June 3, 2005.
10(e)	1992 Stock Option Plan. Incorporated by reference to Exhibit 10(h), from the Company’s Form 10-K for the fiscal year ended June 1, 2001.†
10(f)	Viewpoint International, Inc. Non-qualified Deferred Compensation Plan. Incorporated by reference to Exhibit 10.1 from the Company’s Form 8-K filed on December 3, 2004.†
10(g)	Oxford Industries, Inc. Executive Performance Incentive Plan. Incorporated by reference to Exhibit 10.1 from the Company’s Form 10-Q for the fiscal quarter ended August 29, 2003.†
10(h)	Earn-out Agreement dated June 13, 2003 between the former stockholders of Viewpoint International, Inc. and Oxford Industries, Inc. Incorporated to Exhibit 10(j), from the Company’s Form 8-K filed on June 26, 2003.
10(i)	Registration Rights Agreement between the former stockholders of Viewpoint International, Inc. Incorporated by reference to Exhibit 10(m), to the Company’s Form 8-K filed on June 26, 2003.
10(j)	Indenture Agreement dated May 16, 2003 among the Guarantors, Oxford Industries Inc. and SunTrust Bank, Inc. Incorporated by reference to Exhibit 10(n) from the Company’s Form 10-K for the fiscal year ended May 30, 2003.
10(k)	Supplemental Indenture Agreement No. 1 dated June 13, 2003 among the Guarantors, Oxford Industries Inc. and SunTrust Bank, Inc. Incorporated by reference to Exhibit 10(i) from the Company’s Form 10-K for the fiscal year ended May 28, 2004.
10(l)	Supplemental Indenture Agreement No. 2 dated July 28, 2004 among the Guarantors, Oxford Industries Inc. and SunTrust Bank, Inc. Incorporated by reference to Exhibit 10(j) from the Company’s Form 10-K for the fiscal year ended May 28, 2004.
10(m)	Amended and Restated Credit Agreement dated July 28, 2004 between Oxford Industries, Inc., certain of its domestic subsidiaries, and SunTrust Bank, Inc. as administrative agent, and various financial institutions of lenders and issuing banks. Incorporated by reference to Exhibit 10(k) from the Company’s Form 10-K for the fiscal year ended May 28, 2004.
10(n)	First Amendment to Amended and Restated Credit Agreement dated July 28, 2004. Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on January 14, 2005.
10(o)	Oxford Industries, Inc. Long-Term Stock Incentive Plan. Incorporated by reference to Exhibit 10.1 from the Company’s Form 10-Q for the fiscal quarter ended August 27, 2004.†

10(p)	Oxford Industries Employee Stock Purchase Plan, as amended and restated. Incorporated by reference to Exhibit 10.3 from the Company’s Form 8-K filed on December 3, 2004.†
10(q)	2005 Performance Share Award under the Oxford Industries, Inc. Long-Term Stock Incentive Plan. Incorporated by reference to Exhibit 10.2 from the Company’s Form 8-K filed on January 14, 2005.†
10(r)	First Amendment to the Oxford Industries, Inc. 1992 Stock Option Plan.*†
10(s)	Second Amendment to the Oxford Industries, Inc. 1997 Stock Option Plan.*†
10(t)	Oxford Industries, Inc. Deferred Compensation Plan. Incorporated by reference to Exhibit 10.1 from the Company’s Form 8-K filed on November 10, 2005.†
10(u)	First Amendment to the Oxford Industries, Inc. Deferred Compensation Plan.*†
21	List of Subsidiaries.*
23	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP.*
24	Powers of Attorney.*
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	filed herewith

†	Management contract or compensation plan or arrangement required to be filed as an exhibit to this form pursuant to Item 15(b) of this report.

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

Oxford Industries, Inc.

By:	/s/ J. Hicks Lanier J. Hicks Lanier Chairman and Chief Executive Officer

Date: August 10, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ J. Hicks Lanier J. Hicks Lanier	Chairman and Chief Executive Officer (Principal Executive Officer)	August 10, 2006

/s/ Thomas Caldecot Chubb III Thomas Caldecot Chubb III	Executive Vice President (Principal Financial Officer)	August 10, 2006

/s/ K. Scott Grassmyer K. Scott Grassmyer	Senior Vice President, Controller and Chief Accounting Officer	August 10, 2006

* Cecil D. Conlee	Director	August 10, 2006

* Tom Gallagher	Director	August 10, 2006

* J. Reese Lanier, Sr.	Director	August 10, 2006

* S. Anthony Margolis	Director	August 10, 2006

* James A. Rubright	Director	August 10, 2006

* Robert E. Shaw	Director	August 10, 2006

* Clarence H. Smith	Director	August 10, 2006

Signature		Capacity	Date

* E. Jenner Wood III		Director	August 10, 2006

* Helen B. Weeks		Director	August 10, 2006

*By	/s/ Mary Margaret Heaton Mary Margaret Heaton, as Attorney-in-Fact