Form 10-Q
period 2006-09-01
OXFORD INDUSTRIES INC
filed 2006-10-05
CIK 75288

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended SEPTEMBER 1, 2006
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
(404) 659-2424
(Registrant’s telephone number, including area code):
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
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
Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of each class	Number of shares outstanding as of September 29, 2006

Common Stock, $1 par value	17,728,842

OXFORD INDUSTRIES, INC.
INDEX TO FORM 10-Q
For quarter ended September 1, 2006

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS
Our U.S. Securities and Exchange Commission filings and public announcements often include forward-looking statements about future events. Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “will” and similar expressions identify forward-looking statements, which generally are not historical in nature. We intend for all such forward-looking statements contained herein, the entire contents of our website, and all subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf, to be covered by the safe harbor provisions for forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (which Sections were adopted as part of the Private Securities Litigation Reform Act of 1995). Important assumptions relating to these forward-looking statements include, among others, assumptions regarding demand for our products, expected pricing levels, raw material costs, the timing and cost of planned capital expenditures, expected outcomes of pending litigation and regulatory actions, competitive conditions, general economic conditions and expected synergies in connection with acquisitions and joint ventures. Forward-looking statements reflect our current expectations, based on currently available information, and are not guarantees of performance. Although we believe that the expectations reflected in such forward-looking statements are reasonable, these expectations could prove inaccurate as such statements involve risks and uncertainties, many of which are beyond our ability to control or predict. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Important factors relating to these risks and uncertainties include, but are not limited to, those described in Part I, Item 1A. Risk Factors contained in our fiscal 2006 Form 10-K, as updated by Part II, Item 1A. Risk Factors in this report, and those described from time to time in our future reports filed with the U.S. Securities and Exchange Commission.
We caution that one should not place undue reliance on forward-looking statements, which are current only as of the date this report is filed with the U.S. Securities and Exchange Commission. We disclaim any intention, obligation or duty to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
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

Fiscal 2007	52 weeks ending June 1, 2007
Fiscal 2006	52 weeks ended June 2, 2006

Fourth quarter fiscal 2007	13 weeks ending June 1, 2007
Third quarter fiscal 2007	13 weeks ending March 2, 2007
Second quarter fiscal 2007	13 weeks ending December 1, 2006
First quarter fiscal 2007	13 weeks ended September 1, 2006

Fourth quarter fiscal 2006	13 weeks ended June 2, 2006
Third quarter fiscal 2006	13 weeks ended March 3, 2006
Second quarter fiscal 2006	13 weeks ended December 2, 2005
First quarter fiscal 2006	13 weeks ended September 2, 2005

PART I. FINANCIAL INFORMATION
ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OXFORD INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)
(in thousands, except per share amounts)

	First Quarter	First Quarter
	Fiscal 2007	Fiscal 2006

Net sales	$284,078	$268,475
Cost of goods sold	175,967	162,760

Gross profit	108,111	105,715
Selling, general and administrative expenses	86,446	82,788
Amortization of intangible assets	1,547	1,853

	87,993	84,641
Royalties and other operating income	2,892	3,261

Operating income	23,010	24,335
Interest expense, net	5,492	5,833

Earnings before income taxes	17,518	18,502
Income taxes	6,363	6,682

Earnings from continuing operations	11,155	11,820
Earnings (loss) from discontinued operations, net of taxes	(205)	2,063

Net earnings	$10,950	$13,883

Earnings from continuing operations per common share:
Basic	$0.63	$0.68
Diluted	$0.63	$0.67
Earnings (loss) from discontinued operations per common share:
Basic	$(0.01)	$0.12
Diluted	$(0.01)	$0.12
Net earnings per common share:
Basic	$0.62	$0.80
Diluted	$0.62	$0.79

Weighted average common shares outstanding:
Basic	17,594	17,391
Dilutive impact of stock options and unvested restricted shares	184	275

Diluted	17,778	17,666

Dividends per common share	$0.15	$0.135
See accompanying notes.

OXFORD INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except per share amounts)

	September 1,	June 2,	September 2,
	2006	2006	2005

ASSETS
Current Assets:
Cash and cash equivalents	$10,742	$10,479	$7,024
Receivables, net	155,602	142,297	151,277
Inventories	139,444	123,594	149,835
Prepaid expenses	25,847	21,996	24,066
Current assets related to discontinued operations, net	18,132	59,215	67,947

Total current assets	349,767	357,581	400,149
Property, plant and equipment, net	73,527	73,663	64,057
Goodwill, net	200,228	199,232	186,759
Intangible assets, net	234,390	234,453	234,283
Other non-current assets, net	27,896	20,666	22,785
Non-current assets related to discontinued operations, net	—	—	4,842

Total Assets	$885,808	$885,595	$912,875

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Trade accounts payable and other accrued expenses	$102,428	$105,038	$101,150
Accrued compensation	16,367	26,754	20,139
Additional acquisition cost payable	—	11,897	20,433
Dividends payable	—	2,646	2,301
Income taxes payable	8,468	3,138	10,103
Short-term debt and current maturities of long-term debt	122	130	4,614
Current liabilities related to discontinued operations	11,488	30,716	16,075

Total current liabilities	138,873	180,319	174,815
Long-term debt, less current maturities	226,864	200,023	315,911
Other non-current liabilities	32,433	29,979	25,737
Deferred income taxes	78,404	76,573	76,494
Non-current liabilities related to discontinued operations	—	—	47
Commitments and contingencies
Shareholders’ Equity:
Preferred stock, $1.00 par value; 30,000 authorized and none issued and outstanding at September 1, 2006; June 2, 2006; and September 2, 2005	—	—	—
Common stock, $1.00 par value; 60,000 authorized and 17,723 issued and outstanding at September 1, 2006; 17,646 issued and outstanding at June 2, 2006; and 17,049 issued and outstanding at September 2, 2005	17,723	17,646	17,049
Additional paid-in capital	76,461	74,812	48,931
Retained earnings	309,261	300,973	252,281
Accumulated other comprehensive income	5,789	5,270	1,610

Total shareholders’ equity	409,234	398,701	319,871

Total Liabilities and Shareholders’ Equity	$885,808	$885,595	$912,875

See accompanying notes.

OXFORD INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	First Quarter	First Quarter
	Fiscal 2007	Fiscal 2006

Cash Flows From Operating Activities:
Earnings from continuing operations	$11,155	$11,820
Adjustments to reconcile earnings from continuing operations to net cash provided by (used in) operating activities:
Depreciation	3,747	3,501
Amortization of intangible assets	1,547	1,853
Amortization of deferred financing costs and bond discount	617	616
Stock compensation expense	840	591
Loss (gain) on sale of property, plant and equipment	18	7
Equity loss (income) from unconsolidated entities	(97)	(164)
Deferred income taxes	(47)	(1,820)
Changes in working capital:
Receivables	(12,973)	(5,100)
Inventories	(15,614)	(3,759)
Prepaid expenses	(4,132)	(2,819)
Current liabilities	(7,975)	(33,688)
Other non-current assets	1,356	(1,327)
Other non-current liabilities	2,440	2,169

Net cash provided by (used in) operating activities	(19,118)	(28,120)
Cash Flows From Investing Activities:
Acquisitions, net of cash acquired	(12,111)	(6,569)
Investment in unconsolidated entity	(9,063)	—
Distribution from unconsolidated entity	—	1,856
Purchases of property, plant and equipment	(3,556)	(3,448)
Proceeds from sale of property, plant and equipment	—	6

Net cash provided by (used in) investing activities	(24,730)	(8,155)
Cash Flows From Financing Activities:
Repayment of financing arrangements	(27,048)	(73,971)
Proceeds from financing arrangements	53,835	101,920
Proceeds from issuance of common stock	886	2,586
Dividends on common stock	(5,304)	(2,278)

Net cash provided by (used in) financing activities	22,369	28,257
Cash Flows From Discontinued Operations:
Net operating cash flows provided by discontinued operations	21,650	8,677
Net investing cash flows provided by (used in) discontinued operations	—	(25)

Net cash provided by (used in) discontinued operations	21,650	8,652

Net change in cash and cash equivalents	171	634
Effect of foreign currency translation on cash and cash equivalents	92	(109)
Cash and cash equivalents at the beginning of period	10,479	6,499

Cash and cash equivalents at the end of period	$10,742	$7,024

Supplemental disclosure of non-cash investing and financing activities:
Accrual for additional acquisition cost	$—	$20,465
Supplemental disclosure of cash flow information:
Cash paid for interest, net	$2,760	$2,574
Cash paid for income taxes	$6,959	$11,466
See accompanying notes.

OXFORD INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FIRST QUARTER FISCAL 2007
1.	Basis of Presentation: The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States. We believe our condensed consolidated financial statements reflect all normal, recurring adjustments that are necessary for a fair presentation of our financial position and results of operations for the periods presented. Results of operations for the interim periods presented are not necessarily indicative of results to be expected for the year primarily due to the impact of seasonality on our business. The accounting policies applied during the interim periods presented are consistent with the significant and critical accounting policies as described in our fiscal 2006 Form 10-K. The information included in this Form 10-Q should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and notes thereto included in our fiscal 2006 Form 10-K.

As disclosed in our fiscal 2006 Form 10-K, we sold substantially all of the assets of our Womenswear Group on June 2, 2006. Therefore, the results of operations of the Womenswear Group have been reported as discontinued operations in our consolidated statements of earnings. The assets and liabilities related to the Womenswear Group for all periods presented have been reclassified to current assets, non-current assets, current liabilities and non-current liabilities related to discontinued operations, as applicable.

2.	Inventories: The components of inventories as of the dates specified are summarized as follows (in thousands):

	September 1, 2006	June 2, 2006	September 2, 2005

Finished goods	$110,744	$99,576	$125,995
Work in process	8,995	6,388	8,914
Fabric, trim and supplies	19,705	17,630	14,926

Total	$139,444	$123,594	$149,835

3.	Debt: The following table details our debt as of the dates specified (in thousands):

	September 1,	June 2,	September 2,
	2006	2006	2005

$280 million U.S. Secured Revolving Credit Facility (“U.S. Revolver”), which accrues interest (8.25% at September 1, 2006), unused line fees and letter of credit fees based upon a pricing grid which is tied to certain debt ratios, requires interest payments monthly with principal due at maturity (July 2009), and is collateralized by substantially all the assets of the company and our consolidated domestic subsidiaries	$27,700	$900	$116,900

£12 million Senior Secured Revolving Credit Facility (“U.K. Revolver”), which accrues interest at the bank’s base rate plus 1.0% (5.75% at September 1, 2006), requires interest payments monthly with principal payable on demand or at maturity (July 2007), and is collateralized by substantially all the United Kingdom assets of Ben Sherman	101	102	1,192

$200 million Senior Unsecured Notes (“Senior Unsecured Notes”), which accrue interest at 8.875% (effective interest rate of 9.0%) and require interest payments semi-annually on June 1 and December 1 of each year, require payment of principal at maturity (June 2011), are subject to certain prepayment penalties and are guaranteed by our consolidated domestic subsidiaries	200,000	200,000	200,000

Seller Notes, which accrued interest at LIBOR plus 1.2%, required interest payments quarterly with principal payable on demand and were repaid during February, May and November 2005	—	—	3,378

Other debt, including capital lease obligations with varying terms and conditions, collateralized by the respective assets	24	35	73

Total debt	227,825	201,037	321,543

Unamortized discount on Senior Unsecured Notes	(839)	(884)	(1,018)

Short-term debt and current maturities of long-term debt	(122)	(130)	(4,614)

Long-term debt, less current maturities	$226,864	$200,023	$315,911

The U.S. Revolver, the U.K. Revolver and the Senior Unsecured Notes each include certain debt covenant restrictions that require us or our subsidiaries to maintain certain financial ratios that we believe are customary for similar facilities. The U.S. Revolver also includes limitations on certain restricted payments such as earn-outs, payment of dividends and prepayment of debt. As of September 1, 2006, we were compliant with all financial covenants and restricted payment clauses related to our debt agreements.

Our U.S. Revolver and U.K. Revolver are used to finance trade letters of credit and standby letters of credit as well as provide funding for other operating activities and acquisitions, if any. As of September 1, 2006, approximately $76.6 million of trade letters of credit and other limitations on availability, were outstanding against our U.S. Revolver and our U.K. Revolver. The combined net availability under our U.S. Revolver and U.K. Revolver agreements was approximately $198.5 million as of September 1, 2006.
4.	Comprehensive Income: Comprehensive income, which reflects the effects of foreign currency translation adjustments, is calculated as follows for the periods presented (in thousands):

	First Quarter of
	Fiscal 2007	Fiscal 2006

Net earnings	$10,950	$13,883
Gain (loss) on foreign currency translation, net of tax	519	1,312

Comprehensive income	$11,469	$15,195

5.	Stock Compensation: In December 2004, the FASB issued FASB Statement No. 123 (revised 2004), “Share-Based Payment” (FAS 123R), which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation” (FAS 123). FAS 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and amends FASB Statement No. 95, “Statement of Cash Flows.” Generally, the approach in FAS 123R is similar to the approach described in FAS 123. However, FAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in consolidated statement of earnings based on their fair values. Pro forma disclosure is no longer an alternative.

We adopted FAS 123R on June 3, 2006 and applied the modified prospective transition method. Under this transition method, we (1) did not restate any prior periods and (2) are recognizing compensation expense for all share-based payment awards that were outstanding, but not yet vested, as of June 3, 2006, based upon the same estimated grant-date fair values and service periods used to prepare our FAS 123 pro forma disclosures.

At September 1, 2006, we have options or awards outstanding under certain plans as further described in our fiscal 2006 Form 10-K. As permitted by FAS 123, we had previously accounted for share-based payments to employees using APB 25’s intrinsic value method. Accordingly, no stock-based employee compensation costs for any options were reflected in net earnings unless the options were modified, as all options granted under our plans had an exercise price equal to the market value of the underlying common stock on the date of grant. In fiscal 2005, we transitioned from the use of options to performance and service based restricted stock awards as the primary vehicle in our stock-based compensation strategy.

During the first quarter of fiscal 2007, we recognized stock compensation expense of approximately $0.8 million in earnings from continuing operations. This expense consists of approximately $0.5 million related to restricted stock awards, which would have been recognized under FAS 123R or APB 25, and approximately $0.3 million (or $0.2 million after tax and $0.01 per common share after tax) related to stock options and our employee stock purchase plan which would not have been expensed under APB 25. The income tax benefit related to the compensation cost was approximately $0.3 million and $0.2 million during the first quarter of fiscal 2007 and the first quarter of fiscal 2006, respectively. The adoption of FAS 123R resulted in an increase in cash flow from operations and a decrease in cash flow from financing activities of approximately $0.1 million during the first quarter of fiscal 2007.

The following table illustrates the effect on earnings from continuing operations and net earnings in the first quarter of fiscal 2006, if we had applied the fair value recognition provisions of FAS 123R to stock-based employee compensation (in thousands, except per share amounts). For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes option-pricing model and amortized over the option vesting period.

First Quarter
Fiscal 2006
Earnings from continuing operations, as reported	$11,820
Add: Total stock-based employee compensation expense recognized in continuing operations as determined under intrinsic value method for all awards, net of related tax effects	328
Deduct: Total stock-based employee compensation expense to be recognized in continuing operations determined under fair value based method for all awards, net of related tax effects	(495)

Pro forma earnings from continuing operations	$11,653

Basic earnings from continuing operations per common share as reported	$0.68
Pro forma basic earnings from continuing operations per common share	$0.67
Diluted earnings from continuing operations per common share as reported	$0.67
Pro forma diluted earnings from continuing operations per common share	$0.66

Net earnings as reported	$13,883
Add: Total stock-based employee compensation expense recognized in net earnings as determined under intrinsic value method for all awards, net of related tax effects	376
Deduct: Total stock-based employee compensation expense to be recognized in net earnings determined under fair value based method for all awards, net of related tax effects	(568)

Pro forma net earnings	$13,691

Basic net earnings per common share as reported	$0.80
Pro forma basic net earnings per common share	$0.79
Diluted net earnings per common share as reported	$0.79
Pro forma diluted net earnings per common share	$0.78
The following table summarizes information about the stock options as of September 1, 2006.

	Number of	Exercise	Grant Date	Number
Date of Option Grant	Shares	Price	Fair Value	Exercisable	Expiration Date

July 1998	24,000	$17.83	$5.16	24,000	July 2008
July 1999	28,100	13.94	4.70	28,100	July 2009
July 2000	29,820	8.63	2.03	29,820	July 2010
July 2001	43,330	10.73	3.18	43,330	July 2011
July 2002	89,300	11.73	3.25	54,620	August 2012
August 2003	140,320	26.44	11.57	61,800	August 2013
November 2003	40,000	32.15	14.81	16,000	November 2013
December 2003	101,700	32.75	14.17	33,900	December 2013

	496,570			291,570

The table below summarizes options activity during the first quarter of fiscal 2007.

		Weighted
		Average
		Exercise
	Shares	Price

Outstanding at June 2, 2006	533,180	$22
Granted	—	—
Exercised	(32,410)	15
Forfeited	(4,200)	28

Outstanding at September 1, 2006	496,570	$22

Exercisable at September 1, 2006	291,570	$19

The total intrinsic value for options exercised during the first quarter of fiscal 2007 and the first quarter of fiscal 2006 was approximately $0.7 million and $2.7 million, respectively. The total fair value for options that vested during the first quarter of fiscal 2007 and the first quarter of fiscal 2006 was approximately $1.1 million and $1.2 million, respectively. The aggregate intrinsic value for all options outstanding and exercisable at September 1, 2006 was approximately $9.7 million and $6.7 million, respectively.

Grants of restricted stock and restricted share units are made to certain officers, key employees and members of our Board of Directors under our Long-Term Stock Incentive Plan. The following table summarizes information about the unvested stock as of September 1, 2006.

		Market Price on Date of
Restricted Stock Grant	Number of Shares	Grant	Vesting Date

Grants Based on Fiscal
2005 Performance Awards	61,650	$42	June 2008
Grants Based on Fiscal
2006 Performance Awards	38,771	$42	June 2009

	100,421

The table below summarizes the restricted stock award activity during the first quarter of fiscal 2007:

Shares
Outstanding at June 2, 2006	67,125
Issued	39,772
Vested	(4,976)
Forfeited	(1,500)

Outstanding at September 1, 2006	100,421

Additionally, during the first quarter of fiscal 2007, we awarded performance share awards and restricted share unit awards to certain officers, key employees and members of our Board of Directors, pursuant to which a maximum total of approximately 0.1 million shares of our common stock may be granted (initially in the form of restricted shares and restricted share units) subject to specified operating performance measures being met for fiscal 2007 and the employee being employed by us on June 1, 2010. As of September 1, 2006, there was approximately $2.3 million of unrecognized compensation cost related to unvested share-based compensation awards which have been made. That cost is expected to be recognized over the next three years. Additionally, approximately $2.0 million of compensation cost related to unvested stock options will be recognized through the first half of fiscal 2009.
6.	Segment Information: In our continuing operations, we have two operating segments for purposes of allocating resources and assessing performance. The Menswear Group produces branded and private label dress shirts, sport shirts, dress slacks, casual slacks, suits, sportcoats, suit separates, walkshorts, golf apparel, outerwear, sweaters, jeans, swimwear, footwear and headwear, licenses its brands for accessories and other products and operates retail stores. The Tommy Bahama Group produces lifestyle branded casual attire, operates retail stores and restaurants, and licenses its brands for accessories, footwear, furniture and other products. The head of each operating segment reports to the chief operating decision maker.

Corporate and Other is a reconciling category for reporting purposes and includes our corporate offices, substantially all financing activities, LIFO inventory accounting adjustments and other costs that are not allocated to the operating groups. Total assets for Corporate and Other includes the LIFO inventory reserve of $38.0 million, $38.0 million and $37.3 million at September 1, 2006, June 2, 2006 and September 2, 2005, respectively.

As discussed in note 3 in our consolidated financial statements included in our fiscal 2006 Form 10-K, we sold substantially all of the assets of our Womenswear Group operations at the end of fiscal 2006. Our Womenswear Group produced private label women’s sportswear separates, coordinated sportswear, outerwear, dresses and swimwear. The operating results of the Womenswear Group have not been included in segment information as all amounts were reclassified to discontinued operations. The information below presents certain information about our segments for the periods or as of the dates specified (in thousands).

	First Quarter	First Quarter
	Fiscal 2007	Fiscal 2006

Net Sales
Menswear Group	$178,811	$177,076
Tommy Bahama Group	104,148	91,544
Corporate and Other	1,119	(145)

Total	$284,078	$268,475

	First Quarter	First Quarter
	Fiscal 2007	Fiscal 2006

Depreciation
Menswear Group	$973	$944
Tommy Bahama Group	2,672	2,456
Corporate and Other	102	101

Total	$3,747	$3,501

	First Quarter	First Quarter
	Fiscal 2007	Fiscal 2006

Amortization of Intangible Assets
Menswear Group	$803	$811
Tommy Bahama Group	744	1,042

Total	$1,547	$1,853

	First Quarter	First Quarter
	Fiscal 2007	Fiscal 2006

Operating Income
Menswear Group	$10,611	$15,004
Tommy Bahama Group	16,835	14,357
Corporate and Other	(4,436)	(5,026)

Total Operating Income	23,010	24,335
Interest Expense	5,492	5,833

Earnings before taxes	$17,518	$18,502

	September 1,	June 2,	September 2,
	2006	2006	2005

Assets
Menswear Group	$437,510	$398,930	$452,694
Tommy Bahama Group	426,577	423,376	386,977
Womenswear Group (discontinued)	18,132	59,215	72,789
Corporate and Other	3,589	4,074	415

Total	$885,808	$885,595	$912,875

7.	Consolidating Financial Data of Subsidiary Guarantors: Our Senior Unsecured Notes are guaranteed by our wholly owned domestic subsidiaries (“Subsidiary Guarantors”). All guarantees are full and unconditional. Non-guarantors consist of our subsidiaries which are organized outside of the United States and any subsidiaries which are not wholly-owned. We use the equity method with respect to investment in subsidiaries included in other non-current assets in our condensed consolidating financial statements. Set forth below are our unaudited condensed consolidating balance sheets as of September 1, 2006, June 2, 2006 and September 2, 2005, our unaudited condensed consolidating statements of earnings for the first quarter of fiscal 2007 and the first quarter of fiscal 2006 and our unaudited condensed consolidating statements of cash flows for the first quarter of fiscal 2007 and the first quarter of fiscal 2006 (in thousands).

OXFORD INDUSTRIES, INC.
CONDENSED CONSOLIDATING BALANCE SHEETS
September 1, 2006

	Oxford		Subsidiary
	Industries	Subsidiary	Non-	Consolidating	Consolidated
	(Parent)	Guarantors	Guarantors	Adjustments	Total

		ASSETS
Current Assets:
Cash and cash equivalents	$3,499	$840	$6,402	$1	$10,742
Receivables, net	79,389	53,825	29,384	(6,996)	155,602
Inventories	65,106	57,626	17,438	(726)	139,444
Prepaid expenses	11,061	9,631	5,155	—	25,847
Current assets related to discontinued operations, net	2,323	31	15,778	—	18,132

Total current assets	161,378	121,953	74,157	(7,721)	349,767
Property, plant and equipment, net	10,668	54,167	8,692	—	73,527
Goodwill, net	1,847	148,556	49,825	—	200,228
Intangible assets, net	1,441	138,662	94,287	—	234,390
Other non-current assets, net	688,329	152,795	1,394	(814,622)	27,896

Total Assets	$863,663	$616,133	$228,355	$(822,343)	$885,808

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities related to continuing operations	$50,698	$49,952	$33,142	$(6,407)	$127,385
Current liabilities related to discontinued operations	60	67	11,361	—	11,488
Long-term debt, less current portion	226,861	3	—	—	226,864
Non-current liabilities	177,325	(148,016)	112,273	(109,149)	32,433
Deferred income taxes	(515)	46,652	32,267	—	78,404
Total shareholders’/invested equity	409,234	667,475	39,312	(706,787)	409,234

Total Liabilities and Shareholders’/Invested Equity	$863,663	$616,133	$228,355	$(822,343)	$885,808

OXFORD INDUSTRIES, INC.
CONDENSED CONSOLIDATING BALANCE SHEETS
June 2, 2006

	Oxford		Subsidiary
	Industries	Subsidiary	Non-	Consolidating	Consolidated
	(Parent)	Guarantors	Guarantors	Adjustments	Total

		ASSETS
Current Assets:
Cash and cash equivalents	$5,175	$1,134	$4,181	$(11)	$10,479
Receivables, net	61,428	57,785	37,227	(14,143)	142,297
Inventories	58,924	50,880	14,546	(756)	123,594
Prepaid expenses	8,959	7,321	5,716	—	21,996
Current assets related to discontinued operations, net	52,065	7,150	—	—	59,215

Total current assets	186,551	124,270	61,670	(14,910)	357,581
Property, plant and equipment, net	11,122	53,648	8,893	—	73,663
Goodwill, net	1,847	148,342	49,043	—	199,232
Intangible assets, net	1,451	139,406	93,596	—	234,453
Other non-current assets, net	677,414	143,790	1,436	(801,974)	20,666

Total Assets	$878,385	$609,456	$214,638	$(816,884)	$885,595

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities related to continuing operations	$70,262	$57,872	$35,026	$(13,557)	$149,603
Current liabilities related to discontinued operations	27,813	2,903	—	—	30,716
Long-term debt, less current portion	200,016	7	—	—	200,023
Non-current liabilities	181,845	(154,586)	111,878	(109,158)	29,979
Deferred income taxes	(252)	46,795	30,030	—	76,573
Total shareholders’/invested equity	398,701	656,465	37,704	(694,169)	398,701

Total Liabilities and Shareholders’/Invested Equity	$878,385	$609,456	$214,638	$(816,884)	$885,595

OXFORD INDUSTRIES, INC.
CONDENSED CONSOLIDATING BALANCE SHEETS
September 2, 2005

	Oxford		Subsidiary
	Industries	Subsidiary	Non-	Consolidating	Consolidated
	(Parent)	Guarantors	Guarantors	Adjustments	Total

		ASSETS
Current Assets:
Cash and cash equivalents	$4,317	$938	$1,768	$1	$7,024
Receivables, net	85,107	48,796	64,768	(47,394)	151,277
Inventories	91,402	39,115	19,961	(643)	149,835
Prepaid expenses	11,619	6,170	6,277	—	24,066
Current assets related to discontinued operations, net	50,743	15,854	1,350	—	67,947

Total current assets	243,188	110,873	94,124	(48,036)	400,149
Property, plant and equipment, net	11,193	44,235	8,629	—	64,057
Goodwill, net	1,847	135,918	48,994	—	186,759
Intangible assets, net	1,480	140,123	92,680	—	234,283
Other non-current assets, net	647,650	148,327	1,774	(774,966)	22,785
Other assets related to discontinued operations, net	848	3,994	—	—	4,842

Total Assets	$906,206	$583,470	$246,201	$(823,002)	$912,875

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities related to continuing operations	$103,106	$53,624	$49,167	$(47,157)	$158,740
Current liabilities related to discontinued operations	15,066	971	38	—	16,075
Long-term debt, less current portion	315,892	19	—	—	315,911
Non-current liabilities	148,122	(120,709)	107,619	(109,295)	25,737
Deferred income taxes	4,102	43,428	28,964	—	76,494
Non-current liabilities related to discontinued operations	47	—	—	—	47
Total shareholders’/invested equity	319,871	606,137	60,413	(666,550)	319,871

Total Liabilities and Shareholders’/Invested Equity	$906,206	$583,470	$246,201	$(823,002)	$912,875

OXFORD INDUSTRIES, INC.
UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS
First Quarter of Fiscal 2007

	Oxford		Subsidiary
	Industries	Subsidiary	Non-	Consolidating	Consolidated
	(Parent)	Guarantors	Guarantors	Adjustments	Total

Net sales	$135,870	$120,622	$38,653	$(11,067)	$284,078
Cost of goods sold	105,985	54,586	18,604	(3,208)	175,967

Gross profit	29,885	66,036	20,049	(7,859)	108,111
Selling, general and administrative	26,865	53,480	18,198	(10,550)	87,993
Royalties and other income	—	1,495	1,473	(76)	2,892

Operating income	3,020	14,051	3,324	2,615	23,010
Interest (income) expense, net	3,840	(2,843)	1,912	2,583	5,492
Income from equity investment	11,924	3	—	(11,927)	—

Earnings before income taxes	11,104	16,897	1,412	(11,895)	17,518
Income taxes	(28)	6,066	315	10	6,363

Earnings from continuing operations	11,132	10,831	1,097	(11,905)	11,155
Earnings from discontinued operations, net of tax	(205)	(36)	—	36	(205)

Net earnings	$10,927	$10,795	$1,097	$(11,869)	$10,950

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW
First Quarter of Fiscal 2007

	Oxford		Subsidiary
	Industries	Subsidiary	Non-	Consolidating	Consolidated
	(Parent)	Guarantors	Guarantors	Adjustments	Total

Cash Flows From Operating Activities
Net cash (used in) provided by operating activities	$(24,568)	$3,597	$1,843	$10	$(19,118)
Cash Flows from Investing Activities
Acquisitions	(12,111)	—	—	—	(12,111)
Investment in unconsolidated entity	—	(9,063)	—	—	(9,063)
Purchases of property, plant and equipment	(82)	(3,360)	(114)	—	(3,556)

Net cash (used in) provided by investing activities	(12,193)	(12,423)	(114)	—	(24,730)
Cash Flows from Financing Activities
Change in debt	26,793	(4)	(2)	—	26,787
Proceeds from issuance of common stock	886	—	—	—	886
Change in inter-company payable	(5,138)	4,734	402	2	—
Dividends on common stock	(5,304)	—	—	—	(5,304)

Net cash (used in) provided by financing activities	17,237	4,730	400	2	22,369
Cash Flows from Discontinued Operations
Net operating cash flows provided by discontinued operations	17,848	3,802	—	—	21,650

Net change in Cash and Cash Equivalents	(1,676)	(294)	2,129	12	171
Effect of foreign currency translation	—	—	92	—	92
Cash and Cash Equivalents at the Beginning of Period	5,175	1,134	4,181	(11)	10,479

Cash and Cash Equivalents at the End of Period	$3,499	$840	$6,402	$1	$10,742

OXFORD INDUSTRIES, INC.
UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS
First Quarter of Fiscal 2006

	Oxford		Subsidiary
	Industries	Subsidiary	Non-	Consolidating	Consolidated
	(Parent)	Guarantors	Guarantors	Adjustments	Total

Net sales	$132,429	$108,001	$46,596	$(18,551)	$268,475
Cost of goods sold	100,984	47,251	21,191	(6,666)	162,760

Gross profit	31,445	60,750	25,405	(11,885)	105,715
Selling, general and administrative	27,398	47,691	20,460	(10,908)	84,641
Royalties and other income	(150)	1,930	1,481	—	3,261

Operating income	3,897	14,989	6,426	(977)	24,335
Interest (income) expense, net	7,170	(2,533)	1,990	(794)	5,833
Income from equity investment	15,468	79	—	(15,547)	—

Earnings before income taxes	12,195	17,601	4,436	(15,730)	18,502
Income taxes	(563)	6,154	1,105	(14)	6,682

Earnings from continuing operations	12,758	11,447	3,331	(15,716)	11,820
Earnings from discontinued operations, net of tax	1,295	878	(110)	—	2,063

Net earnings	$14,053	$12,325	$3,221	$(15,716)	$13,883

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW
First Quarter of Fiscal 2006

	Oxford		Subsidiary
	Industries	Subsidiary	Non-	Consolidating	Consolidated
	(Parent)	Guarantors	Guarantors	Adjustments	Total

Cash Flows From Operating Activities
Net cash (used in) provided by operating activities	$(23,581)	$(1,137)	$(3,479)	$77	$(28,120)
Cash Flows from Investing Activities
Acquisitions	(6,569)	—	—	—	(6,569)
Distribution from joint venture	—	1,856	—	—	1,856
Purchases of property, plant and equipment	(921)	(1,936)	(591)	—	(3,448)
Proceeds from sale of property, plant and equipment	6	—	—	—	6

Net cash (used in) provided by investing activities	(7,484)	(80)	(591)	—	(8,155)
Cash Flows from Financing Activities
Change in debt	26,790	(9)	1,168	—	27,949
Proceeds from issuance of common stock	2,586	—	—	—	2,586
Change in inter-company payable	149	(3,388)	3,341	(102)	—
Dividends on common stock	(2,278)	—	—	—	(2,278)

Net cash (used in) provided by financing activities	27,247	(3,397)	4,509	(102)	28,257
Cash Flows from Discontinued Operations
Net operating cash flows provided by discontinued operations	5,422	3,693	(463)	—	8,652

Net change in Cash and Cash Equivalents	1,604	(921)	(24)	(25)	634
Effect of foreign currency translation	—	—	(109)	—	(109)
Cash and Cash Equivalents at the Beginning of Period	2,713	1,859	1,901	26	6,499

Cash and Cash Equivalents at the End of Period	$4,317	$938	$1,768	$1	$7,024

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and the notes to unaudited condensed consolidated financial statements contained in this report and the consolidated financial Statements, notes to consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our fiscal 2006 Form 10-K.
OVERVIEW
We generate revenues and cash flow through the design, sale, production and distribution of branded and private label consumer apparel and footwear for men, women and children and the licensing of company-owned trademarks. Our markets and customers are located primarily in the United States. We source more than 95% of our products through third-party producers. We primarily distribute our products through our wholesale customers which include chain stores, department stores, specialty stores, specialty catalogs and mass merchants. We also sell our products for some brands in our own retail stores.
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
The most significant factors impacting our results and contributing to the change in diluted earnings from continuing operations per common share to $0.63 in the first quarter of fiscal 2007 from $0.67 in the first quarter of fiscal 2006 and the change in diluted net earnings per common share to $0.62 in the first quarter of fiscal 2007 from $0.79 in the first quarter of fiscal 2006 were:
•	relatively flat sales and a 29% decrease in operating income in the Menswear Group primarily due to the decreased sales for Ben Sherman and a decline in the gross margins in our historical menswear business;

•	the Tommy Bahama Group’s 14% increase in net sales and 17% increase in operating income primarily due to product line expansion including Tommy Bahama Relaxtm and Tommy Bahama Golf 18tm; and

•	the disposition of substantially all of the assets of our Womenswear Group on June 2, 2006, resulting in all Womenswear Group operations being reclassified to discontinued operations for all periods presented, including the loss of $0.2 million in the first quarter of fiscal 2007 which primarily consists of expenses incurred in wrapping up the Womenswear Group operations.

RESULTS OF OPERATIONS
The following tables set forth the line items in our consolidated statements of earnings both in dollars (in thousands) and as a percentage of net sales. The first tables also sets forth the percentage change of the data as compared to the comparable period in the prior year. We have calculated all percentages based on actual data, but percentage columns may not add due to rounding. Individual line items of our consolidated statements of earnings may not be directly comparable to those of our competitors, as statement of earnings classification of certain expenses may vary by company.

	First	First
	Quarter	Quarter	Percent
	Fiscal 2007	Fiscal 2006	Change

Net sales	$284,078	$268,475	5.8%
Cost of goods sold	175,967	162,760	8.1%

Gross profit	108,111	105,715	2.3%
Selling, general and administrative	86,446	82,788	4.4%
Amortization of intangible assets	1,547	1,853	(16.6)%
Royalties and other operating income	2,892	3,261	(11.3)%

Operating income	23,010	24,335	(5.4)%
Interest expense, net	5,492	5,833	(5.8)%

Earnings before income taxes	17,518	18,502	(5.3)%
Income taxes	6,363	6,682	(4.8)%

Earnings (loss) from continuing operations	11,155	11,820	(5.6)%
Earnings from discontinued operations, net of taxes	(205)	2,063	(109.9)%

Net earnings	$10,950	$13,883	(21.1)%

	Percent of
	Net Sales
	First	First
	Quarter	Quarter
	Fiscal 2007	Fiscal 2006

Net sales	100.0%	100.0%
Cost of goods sold	61.9%	60.6%

Gross profit	38.1%	39.4%
Selling, general and administrative	30.4%	30.8%
Amortization of intangible assets	0.5%	0.7%
Royalties and other operating income	1.0%	1.2%

Operating income	8.1%	9.1%
Interest expense, net	1.9%	2.2%

Earnings before income taxes	6.2%	6.9%
Income taxes	2.2%	2.5%

Earnings from continuing operations	3.9%	4.4%
Earnings (loss) from discontinued operations, net of taxes	(0.1%)	0.8%

Net earnings	3.9%	5.2%

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
Corporate and Other is a reconciling category for reporting purposes and includes our corporate offices, substantially all financing activities, LIFO inventory accounting adjustments and other costs that are not allocated to the operating segments.
As discussed in note 3 in our consolidated financial statements included in our fiscal 2006 Form 10-K, we sold substantially all of the assets of our Womenswear Group at the end of fiscal 2006. Our Womenswear Group produced private label women’s sportswear separates, coordinated sportswear, outerwear, dresses and swimwear. The operating results of the Womenswear Group have not been included in segment information as all amounts were reclassified to discontinued operations. The information below presents certain information about our segments (in thousands).

	First Quarter	First Quarter	Percent
	Fiscal 2007	Fiscal 2006	Change

Net Sales
Menswear Group	$178,812	$177,076	1.0%
Tommy Bahama Group	104,148	91,544	13.8%
Corporate and Other	1,118	(145)	Na

Total	$284,078	$268,475	5.8%

	First Quarter	First Quarter	Percent
	Fiscal 2007	Fiscal 2006	Change

Operating Income
Menswear Group	$10,611	$15,004	(29.3)%
Tommy Bahama Group	16,835	14,357	17.3%
Corporate and Other	(4,436)	(5,026)	(11.7)%

Total	$23,010	$24,335	(5.4)%

For further information regarding our segments, see Note 6 to our unaudited condensed consolidated financial statements included in this report.
FIRST QUARTER OF FISCAL 2007 COMPARED TO FIRST QUARTER OF FISCAL 2006
The discussion below compares our results of operations for the first quarter of fiscal 2007 to the first quarter of fiscal 2006. Each percentage change provided below reflects the change between these periods unless indicated otherwise.
Net sales increased by $15.6 million, or 5.8%. The increase was primarily due to an increase in unit sales of 4.4% and an increase in the average selling price per unit of 1.1%.
The Menswear Group reported a 1.0% increase in net sales. The increase was due to the unit sales increase of 2.7% partially offset by a decline in the average selling price per unit of 1.3%. The increase in unit sales was a result of an increase in unit sales in the historical menswear business partially offset by a decrease in the Ben Sherman unit sales. The decline in the average selling price per unit was primarily due to the decreased ratio of Ben Sherman sales to total menswear sales. Ben Sherman sales carry a higher average selling price per unit than our historical menswear business.
The Tommy Bahama Group reported a 13.8% increase in net sales as a result of growth in wholesale and retail sales. The increase was due to an increase in unit sales of 14.3% partially offset by a decline in the average selling price per unit of 0.5%. The decline in the average selling price per unit was primarily due to higher growth in wholesale sales than retail sales. The higher growth in wholesale sales was primarily due to new product offerings (Tommy Bahama Relaxtm and Tommy Bahama Golf 18tm). The increase in retail sales was due to an increase in the number of retail stores to 62 at the end of the first quarter of fiscal 2007 compared to 55 at the end of first quarter of fiscal 2006.
Gross profit increased 2.3%. The increase was due to higher net sales partially offset by lower gross margins. Gross margins decreased from 39.4% of net sales in the first quarter of fiscal 2006 to 38.1% of net sales in the first quarter of fiscal 2007. The decrease in gross margins was primarily due to a shift in sales in our Menswear Group from higher-margin Ben Sherman products to lower-margin historical menswear products and decreased margins in our historical menswear business.
Our gross profit may not be directly comparable to those of our competitors, as income statement classifications of certain expenses may vary by company.
Selling, general and administrative expenses, or SG&A, increased 4.4%. SG&A was 30.8% of net sales in the first quarter of fiscal 2006 compared to 30.4% of net sales in the first quarter of fiscal 2007. The increase in SG&A was primarily due to additional Tommy Bahama and Ben Sherman retail stores and expenses associated with new marketing initiatives in the Tommy Bahama Group.
Amortization of intangible assets decreased 16.6%. The decrease was due to certain intangible assets acquired as part of our acquisitions of Tommy Bahama and Ben Sherman, which have a greater amount of amortization in the earlier periods following the acquisition than later periods. We expect that amortization expense will decrease in future years unless we acquire additional intangible assets.
Royalties and other operating income decreased 11.3%. The decrease was primarily due to a non-recurring $0.3 million gain recognized in the first quarter of fiscal 2006 related to the sale of the assets of our Paradise Shoe joint venture.
Operating income decreased 5.4% due to the changes in our Menswear and Tommy Bahama Group operations discussed below.
The Menswear Group reported a 29.3% decrease in operating income. The decrease in operating income was primarily due to the decline in gross profit at Ben Sherman and in our historical Menswear business. The decline in gross profit in our Ben Sherman business was primarily due to lower sales volume. The decline in gross profit in our historical menswear business was primarily due to lower gross margins.
The Tommy Bahama Group reported a 17.3% increase in operating income. The increase in operating income was primarily due to increased sales volume partially offset by increased operating expenses. The increased operating expenses were primarily due to the opening of additional retail stores and additional infrastructure to support our new product lines, including Tommy Bahama Relaxtm and Tommy Bahama Golf 18tm.
The Corporate and Other operating loss decreased $0.6 million, or 11.7%. The decrease in the operating loss was primarily due to the reimbursement to us of certain corporate administrative expenses by the purchaser of the assets of the Womenswear Group pursuant to a transaction services agreement.
Interest expense, net decreased 5.8%. The decrease in interest expense was primarily due to the lower debt levels in the first quarter of fiscal 2007, partially offset by higher interest rates during the first quarter of fiscal 2007.
Income taxes were at an effective tax rate of 36.3% for the first quarter of fiscal 2007 compared to 36.1% for the first quarter of fiscal 2006. The effective tax rate for the first quarter of fiscal 2007 may not be indicative of the rate in future periods.
Discontinued operations resulted from the disposition of our Womenswear Group operations on June 2, 2006, leading to all Womenswear Group operations being reclassified to discontinued operations for all periods presented. The decrease in earnings from discontinued operations was primarily due to the first quarter of fiscal 2006 including the full operations of the Womenswear Group, while the first quarter of fiscal 2007 only including incidental items related to the Womenswear Group.
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Our primary source of revenue and cash flow is our operating activities in the United States and to some extent the United Kingdom. When cash inflows are less than cash outflows, we also have access to amounts under our U.S. Revolver and U.K. Revolver, each of which are described below, subject to their terms. We may seek to finance future capital investment programs through various methods, including, but not limited to, cash flow from operations, borrowings under our current or additional credit facilities and sales of equity securities.
Our liquidity requirements arise from the funding of our working capital needs, which include inventory, other operating expenses and accounts receivable, funding of capital expenditures, payment of quarterly dividends, repayment of our indebtedness, payment of interest on outstanding indebtedness and acquisitions, if any. Generally, our product purchases are acquired through trade letters of credit which are drawn against our lines of credit at the time of shipment of the products and reduce the amounts available under our lines of credit when issued.
Cash and cash equivalents on hand was $10.7 million at September 1, 2006 and $7.0 million at September 2, 2005, respectively.
Operating Activities
During the first quarter of fiscal 2007, our continuing operations used $19.1 million of cash compared to $28.1 million during the first quarter of fiscal 2006. Operating cash flows from continuing operations was primarily a result of the earnings from continuing operations for the period adjusted for non-cash activities such as depreciation, amortization; stock compensation for restricted stock awards and changes in working capital accounts. The use of less cash by continuing operations in the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006 was primarily due to a smaller impact from changes in working capital during the first quarter of fiscal 2007. During the first quarter of fiscal 2007, the changes in the working capital resulted in a net cash outflow primarily due to the increases in accounts receivable, inventories and prepaid expenses and the decrease in current liabilities. During the first quarter of fiscal 2006, the changes in working capital resulted in a net cash outflow primarily due to the significant decrease in current liabilities (primarily additional acquisition cost payable, short-term debt and current liabilities related to discontinued operations) and increases in accounts receivable, inventories and prepaid expenses.
Our working capital ratio, which is calculated by dividing total current assets by total current liabilities, was 2.52:1 and 2.29:1 at September 1, 2006 and September 2, 2005, respectively. The improvement was due to the 21% reduction of current liabilities partially offset by the 13% decrease in current assets primarily related to discontinued operations and inventories, each as discussed below.
Receivables, net were $155.6 million and $151.3 million at September 1, 2006 and September 2, 2005, respectively, an increase of 3%. The increase was primarily due to the higher sales in the first quarter of fiscal 2007. Days’ sales outstanding for our accounts receivable, excluding retail sales, was 56 days and 57 days at September 1, 2006 and September 2, 2005, respectively.
Inventories were $139.4 million and $149.8 million at September 1, 2006 and September 2, 2005, respectively, a decrease of 7%. This decrease primarily resulted from a significant reduction of inventory in our Menswear Group largely due to a more optimal level of inventory for certain dress shirt replenishment programs and a lower level of inventory for our Ben Sherman operations. This reduction was partially offset by an increase in inventories in the Tommy Bahama Group primarily due to inventory related to our Tommy Bahama Relaxtm and Tommy Bahama Golf 18tm product lines which we began in late fiscal 2006 as well as an increase in anticipated sales in the second quarter of fiscal 2007. Our days’ supply of inventory on hand related to continuing operations, calculated on a trailing twelve month average using a FIFO basis, was 94 days and 101 days at September 1, 2006 and September 2, 2005, respectively.
Prepaid expenses were $25.8 million and $24.1 million at September 1, 2006 and September 2, 2005, respectively. The increase in prepaid expenses was primarily due to our having more retail stores at September 1, 2006 compared to September 2, 2005.
Current assets related to discontinued operations were $18.1 million and $67.9 million at September 1, 2006 and September 2, 2005, respectively. The decrease in current assets related to discontinued operations resulted from the disposition of the Womenswear Group on June 2, 2006. The assets remaining at September 1, 2006 are primarily accounts receivable for in-process goods sold to the purchaser of the Womenswear Group upon delivery and certain in-transit inventory. We anticipate that substantially all of these current assets related to discontinued operations will be converted into cash during the second quarter of fiscal 2007.
Current liabilities, which primarily consist of payables arising out of our operating activities, were $138.9 million and $174.8 million at September 1, 2006 and September 2, 2005, respectively. The decrease in current liabilities related to continuing operations was primarily due to the payment of the Tommy Bahama earn-out in the first quarter of fiscal 2007 whereas the prior year earn-out payment was paid in the second quarter of fiscal 2006, the reduction in our short term debt levels and a reduction in accrued compensation primarily due to a lower level of bonus accruals in the first quarter of fiscal 2007. Additionally, current liabilities include current liabilities related to discontinued operations of $11.5 million and $16.1 million at September 1, 2006 and September 2, 2005, respectively. The current liabilities related to discontinued operations at September 1, 2006 primarily consisted of payables for which we will be reimbursed by the purchaser of the Womenswear Group. The current liabilities related to discontinued operations at September 2, 2005 reflected all operations of the Womenswear Group. We anticipate substantially all of the current liabilities related to discontinued operations will be paid during the second quarter of fiscal 2007.
Deferred income taxes were $78.4 million and $76.5 million at September 1, 2006 and September 2, 2005, respectively. The change resulted primarily from changes in property, plant and equipment basis differences, amortization of acquired intangibles and deferred rent balances.
Other non-current liabilities, which primarily consist of deferred rent and deferred compensation amounts, were $32.4 million and $25.7 million at September 1, 2006 and September 2, 2005, respectively. The increase was primarily due to the recognition of deferred rent during the last three quarters of fiscal 2006 and first quarter of fiscal 2007.

Investing Activities
During the first quarter of fiscal 2007, investing activities used $24.7 million in cash. We paid approximately $21.2 million related to acquisitions, consisting of the fiscal 2006 Tommy Bahama earn-out payment and the acquisition of an ownership interest in an unconsolidated entity that owns the trademark Hathaway® and other related trademarks in the United States and certain other countries. Additionally, we incurred $3.6 million of capital expenditures, primarily related to new Tommy Bahama and Ben Sherman retail stores.
During the first quarter of fiscal 2006, investing activities used $8.2 million in cash. We paid approximately $6.6 million related to acquisitions, consisting of the fiscal 2005 Tommy Bahama earn-out payment and the acquisition of Solitude®, a California lifestyle trademark. Additionally, we incurred capital expenditures of $3.5 million, primarily related to new Tommy Bahama and Ben Sherman retail stores. These investments were partially offset by $1.9 million of proceeds received from our Paradise Shoe equity investment as a result of Paradise Shoe selling substantially all of its assets.
Non-current assets, including property, plant and equipment, goodwill, intangible assets and other non-current assets, increased primarily as a result of the fiscal 2006 earn-out related to the Tommy Bahama acquisition, the acquisition of the ownership interest in an unconsolidated entity that owns the trademark Hathaway® and other related trademarks in the United States and certain other countries, capital expenditures for our retail stores and the impact of changes in foreign currency exchange rates. These increases were partially offset by depreciation related to our property, plant and equipment and amortization of our intangible assets.
Financing Activities
During the first quarter of fiscal 2007, financing activities provided $22.4 million in cash. The cash flow used in our operating activities and our investing activities, partially offset by the cash flow provided by our discontinued operations, resulted in the need to borrow additional amounts under our U.S. revolving credit facility during the first quarter of fiscal 2007. We also received $0.9 million of cash from the exercise of employee stock options. These amounts were partially offset by the payment of an aggregate of $5.3 million during the first quarter of fiscal 2007 for dividends on our common shares declared for the fourth quarter of fiscal 2006 and first quarter of fiscal 2007.
During the first quarter of fiscal 2006, financing activities provided $28.3 million in cash, primarily from additional borrowings, net of repayments, under our U.S. revolving credit facility to fund our investments and working capital needs during the period. We also received $2.6 million of cash from the exercise of employee stock options. These cash proceeds were partially offset by the use of cash to pay $2.3 million of dividends on our common shares.
On September 1, 2006, we paid a cash dividend of $0.15 per share to shareholders of record as of August 22, 2006. That dividend is the 185th consecutive quarterly dividend we have paid since we became a public company in July 1960. We expect to pay dividends in future quarters. However, we may decide to discontinue or modify the dividend payment at any time if we determine that other uses of our capital, including, but not limited to, payment of debt outstanding or funding of future acquisitions, may be in our best interest, if our expectations of future cash flows and future cash needs outweigh the ability to pay a dividend or if the terms of our credit facilities limit our ability to pay dividends. We may borrow to fund dividends in the short term based on our expectations of operating cash flows in future periods. All cash flow from operations will not necessarily be paid out as dividends in all periods.
Debt was $227.0 million and $320.5 million as of September 1, 2006 and September 2, 2005, respectively. The decrease resulted primarily from the excess of cash flow from operations over investments during the last three quarters of fiscal 2006 and the proceeds from our disposition of substantially all of the assets of our Womenswear Group on June 2, 2006, which were used to reduce outstanding debt, partially offset by an increase in borrowings under our U.S. revolving credit facility in the first quarter of fiscal 2007 as described above.
Cash Flows from Discontinued Operations
Our Womenswear Group generated cash flow of $21.7 million and $8.7 million during the first quarter of fiscal 2007 and the first quarter of fiscal 2006, respectively. The cash flows from discontinued operations for the first quarter of fiscal 2006 reflect the operating results of the Womenswear Group, whereas the first quarter of fiscal 2007 reflects the realization and disposition of retained assets and liabilities after the date of the transaction. Cash flows from discontinued operations during fiscal 2006 and fiscal 2007 is not indicative of cash flows from discontinued operations anticipated in future periods.

Liquidity and Capital Resources
The table below provides a description of our significant financing arrangements (in thousands) at September 1, 2006:

Balance

$280 million U.S. Secured Revolving Credit Facility (“U.S. Revolver”), which accrues interest (8.25% at September 1, 2006), unused line fees and letter of credit fees based upon a pricing grid tied to certain debt ratios, requires interest payments monthly with principal due at maturity (July 2009), and is collateralized by substantially all the assets of the company and our consolidated domestic subsidiaries	$27,700

£12 million Senior Secured Revolving Credit Facility (“U.K. Revolver”), which accrues interest at the bank’s base rate plus 1.0% (5.75% at September 1, 2006), requires interest payments monthly with principal payable on demand or at maturity (July 2007), and is collateralized by substantially all the United Kingdom assets of Ben Sherman	101

$200 million Senior Unsecured Notes (“Senior Unsecured Notes”), which accrue interest at 8.875% (effective rate of 9.0%), require interest payments semi-annually on June 1 and December 1 of each year, require payment of principal at maturity (June 2011), are subject to certain prepayment penalties and are guaranteed by our consolidated domestic subsidiaries	200,000

Other debt, including capital lease obligations with varying terms and conditions, collateralized by the respective assets	24

Total debt	227,825

Unamortized discount on Senior Unsecured Notes	(839)

Short-term debt and current maturities of long-term debt	(122)

Total long-term debt, less current maturities	$226,864

Our U.S. Revolver, U.K. Revolver and Senior Unsecured Notes each include certain debt covenant restrictions that require us or our subsidiaries to maintain certain financial ratios that we believe are customary for similar facilities. Our U.S. Revolver also includes limitations on certain restricted payments such as earn-outs, payment of dividends and prepayment of debt. As of September 1, 2006, we were compliant with all financial covenants and restricted payment provisions related to our debt agreements.
Our U.S. Revolver and U.K. Revolver are used to finance trade letters of credit and standby letters of credit, as well as provide funding for other operating activities and acquisitions. As of September 1, 2006, approximately $76.6 million of trade letters of credit and other limitations on availability were outstanding against our U.S. Revolver and the U.K. Revolver. The aggregate net availability under our U.S. Revolver and U.K. Revolver agreements was approximately $198.5 million as of September 1, 2006.
Our debt to total capitalization ratio was 36%, 33% and 50% at September 1, 2006, June 2, 2006 and September 2, 2005, respectively. The change in this ratio from September 2, 2005 was primarily a result of cash flows from operations during the last three quarters of fiscal 2006 and the disposition of substantially all of the assets of our Womenswear Group on June 2, 2006.
We anticipate that we will be able to satisfy our ongoing cash requirements, which generally consist of working capital needs, capital expenditures (primarily for the opening of retail stores) and interest payments on our debt during fiscal 2007, primarily from cash on hand and cash flow from operations supplemented by borrowings under our lines of credit, as necessary. Our capital needs will depend on many factors, including our growth rate, the need to finance increased inventory levels and the success of our various products.
If appropriate investment opportunities arise that exceed the availability under our existing credit facilities, we believe that we will be able to fund such acquisitions through additional or refinanced debt facilities or the issuance of additional equity. However, our ability to obtain additional borrowings or refinance our credit facilities will depend on many factors, including the prevailing market conditions, our financial condition and our ability to negotiate favorable terms and conditions. There is no assurance that financing would be available on terms that are acceptable or favorable to us, if at all. At maturity of our U.K. Revolver, U.S. Revolver and Senior Unsecured Notes, we anticipate that we will be able to refinance the facilities and debt with terms available in the market at that time.
Our contractual obligations as of September 1, 2006 have not changed significantly from the contractual obligations outstanding at June 2, 2006 other than changes in the amounts outstanding under the U.S. Revolver and U.K. Revolver, amounts outstanding pursuant to letters of credit (both as discussed above) and new leases for our recently opened retail stores, none of which occurred outside the ordinary course of business.

Our anticipated capital expenditures for fiscal 2007 are expected to approximate $25 to $30 million, including $3.6 million incurred during the first quarter of fiscal 2007. These expenditures will consist primarily of the continued expansion of our retail operations.
Off Balance Sheet Arrangements
We have not entered into agreements which meet the definition of an off balance sheet financing arrangement, other than operating leases, and have made no financial commitments to or guarantees with respect to any unconsolidated subsidiaries or special purpose entities.
CRITICAL ACCOUNTING POLICIES
The discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to bad debts, inventories, intangible assets, income taxes, contingencies and litigation and certain other accrued expenses. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our fiscal 2006 Form 10-K for a summary of our critical accounting policies.
SEASONALITY
Although our various product lines are sold on a year-round basis, the demand for specific products or styles may be highly seasonal. For example, the demand for golf and Tommy Bahama products is higher in the spring and summer seasons. Products are sold prior to each of the retail selling seasons, including spring, summer, fall and holiday. As the timing of product shipments and other events affecting the retail business may vary, results for any particular quarter may not be indicative of results for the full year. The percentage of our net sales by quarter for fiscal 2006 was 24%, 25%, 25% and 26%, respectively, and the percentage of our operating income by quarter for fiscal 2006 was 25%, 22%, 23% and 30%, respectively, which may not be indicative of the distribution in fiscal 2007 or future years.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to certain interest rate, trade policy, commodity and inflation risks as discussed in Part II. Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our fiscal 2006 Form 10-K. There have not been any significant changes in our exposure to these risks during the first quarter of fiscal 2007.
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
We receive United States dollars for most of our product sales. We anticipate that less than 15% of our net sales during fiscal 2007 will be denominated in currencies other than the United States dollar. These sales primarily relate to Ben Sherman sales in the United Kingdom and Europe and sales of certain products in Canada. With the United States dollar trading at a weaker position than it has historically traded versus the pound sterling and the Canadian dollar, a strengthening United States dollar could result in lower levels of sales and earnings in our consolidated statements of earnings in future periods, although the sales in foreign currencies could be equal to or greater than amounts as previously reported. Based on our fiscal 2006 sales denominated in foreign currencies, if the dollar had strengthened by 5% in fiscal 2006, we would have experienced a decrease in net sales of approximately $6.5 million.
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

We may from time to time purchase short-term foreign currency forward exchange contracts to hedge against changes in foreign currency exchange rates. As of September 1, 2006, we had entered into such contracts which have not been settled totaling approximately $22.5 million, all with settlement dates before the end of our fiscal year. When such contracts are outstanding, the contracts are marked to market with the offset being recognized in our consolidated statement of earnings or other comprehensive income if the transaction does not or does, respectively, qualify as a hedge in accordance with accounting principles generally accepted in the United States. The impact of these contracts on our consolidated financial statements was not material as of September 1, 2006.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports under the Securities Exchange Act of 1934, such as this quarterly report on Form 10-Q, is reported in accordance with the rules of the SEC. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Our Principal Executive Officer and Principal Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in our Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
There have not been any significant changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the first quarter of fiscal 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In the ordinary course of business, we may become subject to litigation or claims. We are not currently a party to any litigation or regulatory actions that we believe could reasonably be expected to have material adverse effect on our financial position, results of operations or cash flows.
ITEM 1A. RISK FACTORS
We believe that an investor should carefully consider the factors discussed in Part I. Item 1A. Risk Factors in our fiscal 2006 Form 10-K. There have been no material changes to the risk factors described in our fiscal 2006 Form 10-K. The risks described in our Form 10-K are not the only risks facing our company. If any of the risks described in our Form 10-K, or other risks or uncertainties not currently known to us or that we currently deem to be immaterial, actually occur, our business, financial condition or operating results could suffer.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below summarizes our stock repurchases during the first quarter of fiscal 2007.

			Total Number of	Maximum
		Weighted	Shares Purchased	Number of Shares
		Average	as Part of	That May Yet be
	Total Number	Price	Publicly	Purchased Under
	of Shares	Paid per	Announced Plans	the Plans or
Fiscal Month	Purchased (1)	Share	or Programs (2)	Programs (2)

June (6/2/06-6/30/06)	—	$—	—	—
July (7/1/06-8/4/06)	254	39.34	—	—
August (8/5/06-9/1/06)	330	35.77	—	—

Total	584	$37.32	—	1,000,000

(1)	Represents shares purchased from employees to pay taxes related to the vesting of restricted shares.

(2)	On August 3, 2006, our board of directors approved a stock repurchase authorization for up to one million shares of our common stock. As of September 1, 2006, no shares have been repurchased by us pursuant to this authorization.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None
ITEM 5. OTHER INFORMATION
None

ITEM 6. EXHIBITS

3(a)	Articles of Incorporation of Oxford Industries, Inc. Incorporated by reference to Exhibit 3.1 from Oxford Industries, Inc. Form 10-Q for the fiscal quarter ended August 29, 2003.

3(b)	Bylaws of Oxford Industries, Inc. as amended. Incorporated by reference to Exhibit 3(a) from the Oxford Industries, Inc. Form 10-Q for the fiscal quarter ended September 2, 2005.

10.1	First Amendment to the Oxford Industries, Inc. Deferred Compensation Plan, dated as of August 3, 2006.*†

10.2	Form of Performance Share Award Agreement pursuant to the Oxford Industries, Inc. Long-Term Stock Incentive Plan. Incorporated by reference to Exhibit 10.1 from the Oxford Industries, Inc. Form 8-K filed on August 9, 2006. †

10.3	Form of Non-Employee Director Performance Share Award Agreement pursuant to the Oxford Industries, Inc. Long-Term Stock Incentive Plan. Incorporated by reference to Exhibit 10.2 from the Oxford Industries, Inc. Form 8-K filed on August 9, 2006. †

31.1	Section 302 Certification by Principal Executive Officer.*

31.2	Section 302 Certification by Principal Financial Officer.*

32	Section 906 Certification by Principal Executive Officer and Principal Financial Officer.*

*	Filed herewith

†	Exhibit is a management contract or compensatory plan or arrangement.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

October 5, 2006	OXFORD INDUSTRIES, INC.

(Registrant)

/s/ Thomas Caldecot Chubb III

Thomas Caldecot Chubb III
Executive Vice President (Principal Financial Officer)