Form 10-Q
period 2006-12-01
OXFORD INDUSTRIES INC
filed 2007-01-10
CIK 75288

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended DECEMBER 1, 2006
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of shares outstanding
Title of each class	as of January 5, 2007

Common Stock, $1 par value	17,779,481

OXFORD INDUSTRIES, INC.
INDEX TO FORM 10-Q
For quarter ended December 1, 2006

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
DEFINITIONS
As used in this report, unless the context requires otherwise, “our,” “us” and “we” mean Oxford Industries, Inc. and its consolidated subsidiaries. Also, the terms “FASB,” “SFAS” and “SEC” mean the Financial Accounting Standards Board, Statement of Financial Accounting Standards and the U.S. Securities and Exchange Commission, respectively. Additionally, the terms listed below (or words of similar import) reflect the respective period noted:

Fiscal 2007	52 weeks ending June 1, 2007
Fiscal 2006	52 weeks ended June 2, 2006

First half fiscal 2007	26 weeks ended December 1, 2006
First half fiscal 2006	26 weeks ended December 2, 2005

Second half of fiscal 2006	26 weeks ended June 2, 2006

Fourth quarter fiscal 2007	13 weeks ending June 1, 2007
Third quarter fiscal 2007	13 weeks ending March 2, 2007
Second quarter fiscal 2007	13 weeks ended December 1, 2006
First quarter fiscal 2007	13 weeks ended September 1, 2006

Fourth quarter fiscal 2006	13 weeks ended June 2, 2006
Third quarter fiscal 2006	13 weeks ended March 3, 2006
Second quarter fiscal 2006	13 weeks ended December 2, 2005
First quarter fiscal 2006	13 weeks ended September 2, 2005

PART I. FINANCIAL INFORMATION
ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OXFORD INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)
(in thousands, except per share amounts)

	Second Quarter		First Half
	Fiscal 2007	Fiscal 2006	Fiscal 2007	Fiscal 2006

Net sales	$290,987	$277,903	$575,065	$546,378
Cost of goods sold	179,187	175,097	355,154	337,857

Gross profit	111,800	102,806	219,911	208,521
Selling, general and administrative expenses	89,124	82,416	175,570	165,204
Amortization of intangible assets	1,550	1,851	3,097	3,704

	90,674	84,267	178,667	168,908
Royalties and other operating income	3,894	3,653	6,786	6,914

Operating income	25,020	22,192	48,030	46,527
Interest expense, net	5,951	6,272	11,443	12,105

Earnings before income taxes	19,069	15,920	36,587	34,422
Income taxes	6,924	5,743	13,287	12,425

Earnings from continuing operations	12,145	10,177	23,300	21,997
Earnings (loss) from discontinued operations, net of taxes	8	831	(197)	2,895

Net earnings	$12,153	$11,008	$23,103	$24,892

Earnings from continuing operations per common share:
Basic	$0.69	$0.58	$1.32	$1.26
Diluted	$0.68	$0.57	$1.31	$1.24
Earnings (loss) from discontinued operations per common share:
Basic	$0.00	$0.05	$(0.01)	$0.17
Diluted	$0.00	$0.05	$(0.01)	$0.16
Net earnings per common share:
Basic	$0.69	$0.63	$1.31	$1.43
Diluted	$0.68	$0.62	$1.30	$1.40

Weighted average common shares outstanding:
Basic	17,654	17,490	17,624	17,440
Dilutive impact of options and restricted shares	209	257	204	295

Diluted	17,863	17,747	17,828	17,735

Dividends per common share	$0.15	$0.135	$0.30	$0.270
See accompanying notes.

OXFORD INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except per share amounts)

	December 1,	June 2,	December 2,
	2006	2006	2005

ASSETS
Current Assets:
Cash and cash equivalents	$8,794	$10,479	$6,848
Receivables, net	166,680	144,079	149,194
Inventories	138,990	123,594	136,102
Prepaid expenses	19,618	20,214	24,739
Current assets related to discontinued operations, net	—	59,215	69,779

Total current assets	334,082	357,581	386,662
Property, plant and equipment, net	81,021	73,663	65,236
Goodwill, net	202,054	199,232	180,152
Intangible assets, net	236,261	234,453	234,812
Other non-current assets, net	29,990	20,666	22,945
Non-current assets related to discontinued operations, net	—	—	4,810

Total Assets	$883,408	$885,595	$894,617

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Trade accounts payable and other accrued expenses	$98,538	$105,038	$97,901
Accrued compensation	19,788	26,754	24,155
Additional acquisition cost payable	—	11,897	—
Dividends payable	—	2,646	2,310
Income taxes payable	1,200	3,138	3,334
Short-term debt and current maturities of long-term debt	90	130	4,879
Current liabilities related to discontinued operations	5,452	30,716	17,646

Total current liabilities	125,068	180,319	150,225
Long-term debt, less current maturities	217,005	200,023	298,942
Other non-current liabilities	35,082	29,979	27,503
Deferred income taxes	81,075	76,573	75,254
Non-current liabilities related to discontinued operations	—	—	47
Commitments and contingencies
Shareholders’ Equity:
Preferred stock, $1.00 par value; 30,000 authorized and none issued and outstanding at December 1, 2006; June 2, 2006; and December 2, 2005	—	—	—
Common stock, $1.00 par value; 60,000 authorized and 17,775 issued and outstanding at December 1, 2006; 17,646 issued and outstanding at June 2, 2006; and 17,602 issued and outstanding at December 2, 2005	17,775	17,646	17,602
Additional paid-in capital	78,625	74,812	71,164
Retained earnings	318,749	300,973	260,979
Accumulated other comprehensive income (loss)	10,029	5,270	(7,099)

Total shareholders’ equity	425,178	398,701	342,646

Total Liabilities and Shareholders’ Equity	$883,408	$885,595	$894,617

See accompanying notes.

OXFORD INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	First Half
	Fiscal 2007	Fiscal 2006

Cash Flows From Operating Activities:
Earnings from continuing operations	$23,300	$21,997
Adjustments to reconcile earnings from continuing operations to net cash provided by (used in) operating activities:
Depreciation	7,642	7,183
Amortization of intangible assets	3,097	3,704
Amortization of deferred financing costs and bond discount	1,232	1,232
Stock compensation expense	1,702	1,149
Loss (gain) on sale of property, plant and equipment	476	(83)
Equity loss (income) from unconsolidated entities	(604)	(39)
Deferred income taxes	785	(1,353)
Changes in working capital:
Receivables	(21,273)	(1,651)
Inventories	(14,676)	10,190
Prepaid expenses	(170)	(5,493)
Current liabilities	(16,371)	(35,798)
Other non-current assets	(905)	(3,966)
Other non-current liabilities	5,067	4,446

Net cash provided by (used in) operating activities	(10,698)	1,518
Cash Flows From Investing Activities:
Acquisitions, net of cash acquired	(12,111)	(11,501)
Investment in unconsolidated entity	(9,090)	—
Distribution from unconsolidated entity	—	1,856
Purchases of property, plant and equipment	(15,268)	(8,471)
Proceeds from sale of property, plant and equipment	32	6

Net cash provided by (used in) investing activities	(36,437)	(18,110)
Cash Flows From Financing Activities:
Repayment of financing arrangements	(123,676)	(179,591)
Proceeds from financing arrangements	140,526	191,059
Proceeds from issuance of common stock	2,240	4,556
Dividends on common stock	(7,970)	(4,579)

Net cash provided by (used in) financing activities	11,120	11,445
Cash Flows From Discontinued Operations:
Net operating cash flows provided by (used in) discontinued operations	33,746	6,137
Net investing cash flows provided by (used in) discontinued operations	—	(25)

Net cash provided by (used in) discontinued operations	33,746	6,112

Net change in cash and cash equivalents	(2,269)	965
Effect of foreign currency translation on cash and cash equivalents	584	(616)
Cash and cash equivalents at the beginning of period	10,479	6,499

Cash and cash equivalents at the end of period	$8,794	$6,848

Supplemental disclosure of cash flow information:
Cash paid for interest, net	$10,682	$13,659
Cash paid for income taxes	$19,538	$24,499
See accompanying notes.

OXFORD INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SECOND QUARTER FISCAL 2007
1.	Basis of Presentation: The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States. We believe our condensed consolidated financial statements reflect all normal, recurring adjustments that are necessary for a fair presentation of our financial position and results of operations for the periods presented. Results of operations for the interim periods presented are not necessarily indicative of results to be expected for our fiscal year primarily due to the impact of seasonality on our business. The accounting policies applied during the interim periods presented are consistent with the significant and critical accounting policies as described in our fiscal 2006 Form 10-K. The information included in this Form 10-Q should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and notes thereto included in our fiscal 2006 Form 10-K.

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

Certain amounts in our prior year consolidated financial statements have been reclassified to conform to the current year’s presentation.

2.	Inventories: The components of inventories as of the dates specified are summarized as follows (in thousands):

	December 1, 2006	June 2, 2006	December 2, 2005

Finished goods	$112,637	$99,576	$107,238
Work in process	7,676	6,388	10,116
Fabric, trim and supplies	18,677	17,630	18,748

Total	$138,990	$123,594	$136,102

3.	Debt: The following table details our debt as of the dates specified (in thousands):

	December 1, 2006	June 2, 2006	December 2, 2005

$280 million U.S. Secured Revolving Credit Facility (“U.S. Revolver”), which accrues interest (8.25% at December 1, 2006), unused line fees and letter of credit fees based upon a pricing grid which is tied to certain debt ratios, requires interest payments monthly with principal due at maturity (July 2009), and is collateralized by substantially all the assets of Oxford Industries, Inc. and our consolidated domestic subsidiaries	$17,800	$900	$99,900

£12 million Senior Secured Revolving Credit Facility (“U.K. Revolver”), which accrues interest at the bank’s base rate plus 1.0% (6.0% at December 1, 2006), requires interest payments monthly with principal payable on demand or at maturity (July 2007), and is collateralized by substantially all the United Kingdom assets of Ben Sherman	75	102	4,835

$200 million Senior Unsecured Notes (“Senior Unsecured Notes”), which accrue interest at 8.875% (effective interest rate of 9.0%) and require interest payments semi-annually on June 1 and December 1 of each year, require payment of principal at maturity (June 2011), are subject to certain prepayment penalties and are guaranteed by our consolidated domestic subsidiaries	200,000	200,000	200,000

Other debt, including capital lease obligations with varying terms and conditions, collateralized by the respective assets	15	35	59

Total debt	217,890	201,037	304,794

Unamortized discount on Senior Unsecured Notes	(795)	(884)	(973)

Short-term debt and current maturities of long-term debt	(90)	(130)	(4,879)

Long-term debt, less current maturities	$217,005	$200,023	$298,942

The U.S. Revolver, the U.K. Revolver and the Senior Unsecured Notes each include certain debt covenant restrictions that require us or our subsidiaries to maintain certain financial ratios that we believe are customary for similar facilities. The U.S. Revolver also includes limitations on certain restricted payments such as earn-outs, payment of dividends and prepayment of debt. As of December 1, 2006, we were compliant with all financial covenants and restricted payment clauses related to our debt agreements.

Our U.S. Revolver and U.K. Revolver are used to finance trade letters of credit and standby letters of credit, as well as provide funding for other operating activities and acquisitions, if any. As of December 1, 2006, approximately $53.6 million of trade letters of credit and other limitations on availability were outstanding against our U.S. Revolver and our U.K. Revolver. The combined net availability under our U.S. Revolver and U.K. Revolver agreements was approximately $232.3 million as of December 1, 2006.

4.	Comprehensive Income: Comprehensive income, which reflects the effects of foreign currency translation adjustments, is calculated as follows for the periods presented (in thousands):

	Second Quarter		First Half
	Fiscal 2007	Fiscal 2006	Fiscal 2007	Fiscal 2006

Net earnings	$12,153	$11,008	$23,103	$24,892
Gain (loss) on foreign currency translation, net of tax	4,240	(8,709)	4,759	(7,397)

Comprehensive income	$16,393	$2,299	$27,862	$17,495

5.	Stock Compensation: In December 2004, the FASB issued FASB Statement No. 123 (revised 2004), “Share-Based Payment” (FAS 123R), which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation” (FAS 123). FAS 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and amends FASB Statement No. 95, “Statement of Cash Flows.” Generally, the approach in FAS 123R is similar to the approach described in FAS 123. However, FAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the consolidated statements of earnings based on their fair values. Pro forma disclosure is no longer an alternative.

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

At December 1, 2006, we have options or awards outstanding under certain plans as further described in our fiscal 2006 Form 10-K. As permitted by FAS 123, we had previously accounted for share-based payments to employees using APB 25’s intrinsic value method. Accordingly, no stock-based employee compensation costs for any options were reflected in net earnings unless the options were modified, as all options granted under our plans had an exercise price equal to the market value of the underlying common stock on the date of grant. In fiscal 2005, we transitioned from the use of options to performance and service based restricted stock awards as the primary vehicle in our stock-based compensation strategy.

During the second quarter and first half of fiscal 2007, we recognized stock compensation expense of approximately $0.9 million and $1.7 million, respectively, in earnings from continuing operations. During the second quarter of fiscal 2007, this expense consists of approximately $0.6 million related to restricted stock awards, which would have been recognized under FAS 123R or APB 25, and approximately $0.3 million (or $0.2 million after tax and $0.01 per common share after tax) related to stock options and our employee stock purchase plan which would not have been expensed under APB 25. During the first half of fiscal 2007, this expense consists of approximately $1.1 million related to restricted stock awards, which would have been recognized under FAS 123R or APB 25, and approximately $0.6 million (or $0.4 million after tax and $0.02 per common share after tax) related to stock options and our employee stock purchase plan which would not have been expensed under APB 25. The income tax benefit related to the compensation cost was approximately $0.3 million and $0.2 million during the second quarter of fiscal 2007 and fiscal 2006, respectively, and $0.6 million and $0.4 million during the first half of fiscal 2007 and fiscal 2006, respectively. The adoption of FAS 123R resulted in an increase in cash flow from operations and a decrease in cash flow from financing activities of approximately $0.5 million during the first half of fiscal 2007.

The following table illustrates the effect on earnings from continuing operations and net earnings in the second quarter and first half of fiscal 2006, if we had applied the fair value recognition provisions of FAS 123R to stock-based employee compensation (in thousands, except per share amounts). For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes option-pricing model and amortized over the option vesting period.

	Second	First
	Quarter	Half
	Fiscal 2006	Fiscal 2006

Earnings from continuing operations, as reported	$10,177	$21,997
Add: Total stock-based employee compensation expense recognized in continuing operations as determined under intrinsic value method for all awards, net of related tax effects	315	643
Deduct: Total stock-based employee compensation expense to be recognized in continuing operations determined under fair value based method for all awards, net of related tax effects	(482)	(977)

Pro forma earnings from continuing operations	$10,010	$21,663

Basic earnings from continuing operations per common share as reported	$0.58	$1.26
Pro forma basic earnings from continuing operations per common share	$0.57	$1.24
Diluted earnings from continuing operations per common share as reported	$0.57	$1.24
Pro forma diluted earnings from continuing operations per common share	$0.57	$1.22

Net earnings as reported	$11,008	$24,892
Add: Total stock-based employee compensation expense recognized in net earnings as determined under intrinsic value method for all awards, net of related tax effects	357	733
Deduct: Total stock-based employee compensation expense to be recognized in net earnings determined under fair value based method for all awards, net of related tax effects	(549)	(1,117)

Pro forma net earnings	$10,816	$24,508

Basic net earnings per common share as reported	$0.63	$1.43
Pro forma basic net earnings per common share	$0.62	$1.41
Diluted net earnings per common share as reported	$0.62	$1.40
Pro forma diluted net earnings per common share	$0.61	$1.39
The following table summarizes information about the outstanding stock options as of December 1, 2006.

	Number of	Exercise	Grant Date	Number
Date of Option Grant	Shares	Price	Fair Value	Exercisable	Expiration Date

July 1998	24,000	$17.83	$5.16	24,000	July 2008
July 1999	27,100	13.94	4.70	27,100	July 2009
July 2000	26,920	8.63	2.03	26,920	July 2010
July 2001	35,170	10.73	3.18	35,170	July 2011
July 2002	76,920	11.73	3.25	42,640	August 2012
August 2003	125,680	26.44	11.57	48,760	August 2013
November 2003	40,000	32.15	14.81	24,000	November 2013
December 2003	96,700	32.75	14.17	28,900	December 2013

	452,490			257,490

The table below summarizes options activity during the first half of fiscal 2007.

		Weighted
		Average
		Exercise
	Shares	Price

Outstanding at June 2, 2006	533,180	$22
Granted	—	—
Exercised	(73,850)	17
Forfeited	(6,840)	26

Outstanding at December 1, 2006	452,490	$22

Exercisable at December 1, 2006	257,490	$19

The total intrinsic value for options exercised during the first half of fiscal 2007 and the first half of fiscal 2006 was approximately $1.9 million and $4.5 million, respectively. The total fair value for options that vested during the first half of fiscal 2007 and the first half of fiscal 2006 was approximately $1.2 million and $1.3 million, respectively. The aggregate intrinsic value for all options outstanding and exercisable at December 1, 2006 was approximately $12.8 million and $8.1 million, respectively.

As of December 1, 2006, there was approximately $2.0 million of unrecognized compensation cost related to unvested share-based compensation awards which have been made. That cost is expected to be recognized over the next three years. Additionally, approximately $1.7 million of compensation cost related to unvested stock options will be recognized during the next two years.

Grants of restricted stock and restricted share units are made to certain officers, key employees and members of our Board of Directors under our Long-Term Stock Incentive Plan. The following table summarizes information about the unvested stock as of December 1, 2006.

		Market Price on Date of
Restricted Stock Grant	Number of Shares	Grant	Vesting Date

Grants Based on Fiscal 2005 Performance Awards	59,700	$42	June 2008
Grants Based on Fiscal 2006 Performance Awards	39,105	$42	June 2009

	98,805

The table below summarizes the restricted stock award activity during the first half of fiscal 2007:

Shares
Outstanding at June 2, 2006	67,125
Issued	40,440
Vested	(4,976)
Forfeited	(3,784)

Outstanding at December 1, 2006	98,805

Additionally, during the first quarter of fiscal 2007, we awarded performance share awards and restricted share unit awards to certain officers, key employees and members of our Board of Directors, pursuant to which a maximum total of approximately 0.1 million shares of our common stock may be granted (initially in the form of restricted shares and restricted share units) subject to specified operating performance measures being met for fiscal 2007 and the vesting conditions with respect to the restricted shares and restricted share units being satisfied, which generally will not occur prior to June 1, 2010.

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

Corporate and Other is a reconciling category for reporting purposes and includes our corporate offices, substantially all financing activities, LIFO inventory accounting adjustments and other costs that are not allocated to the operating groups. Total assets for Corporate and Other includes the LIFO inventory reserve of $38.3 million, $38.0 million and $37.7 million at December 1, 2006, June 2, 2006 and December 2, 2005, respectively.

As discussed in note 3 in our consolidated financial statements included in our fiscal 2006 Form 10-K, we sold substantially all of the assets of our Womenswear Group operations at the end of fiscal 2006. The Womenswear Group produced private label women’s sportswear separates, coordinated sportswear, outerwear, dresses and swimwear. The operating results of the Womenswear Group have not been included in segment information as all amounts were reclassified to discontinued operations. The information below presents certain information about our segments for the periods or as of the dates specified (in thousands).

	Second Quarter		First Half
	Fiscal 2007	Fiscal 2006	Fiscal 2007	Fiscal 2006

Net Sales
Menswear Group	$183,067	$187,332	$361,878	$364,408
Tommy Bahama Group	107,807	90,388	211,955	181,932
Corporate and Other	113	183	1,232	38

Total	$290,987	$277,903	$575,065	$546,378

	Second Quarter		First Half
	Fiscal 2007	Fiscal 2006	Fiscal 2007	Fiscal 2006

Depreciation
Menswear Group	$1,026	$982	$1,999	$1,927
Tommy Bahama Group	2,762	2,604	5,434	5,060
Corporate and Other	107	95	209	196

Total	$3,895	$3,681	$7,642	$7,183

	Second Quarter		First Half
	Fiscal 2007	Fiscal 2006	Fiscal 2007	Fiscal 2006

Amortization of Intangible Assets
Menswear Group	$807	$809	$1,610	$1,620
Tommy Bahama Group	743	1,042	1,487	2,084

Total	$1,550	$1,851	$3,097	$3,704

	Second Quarter		First Half
	Fiscal 2007	Fiscal 2006	Fiscal 2007	Fiscal 2006

Operating Income
Menswear Group	$13,690	$15,968	$24,301	$30,972
Tommy Bahama Group	13,927	10,109	30,762	24,466
Corporate and Other	(2,597)	(3,885)	(7,033)	(8,911)

Total Operating Income	25,020	22,192	48,030	46,527
Interest Expense, net	5,951	6,272	11,443	12,105

Earnings before income taxes	$19,069	$15,920	$36,587	$34,422

	December 1,	June 2,	December 2,
	2006	2006	2005

Assets
Menswear Group	$434,142	$398,930	$419,188
Tommy Bahama Group	448,087	423,376	401,890
Womenswear Group (discontinued)	—	59,215	74,589
Corporate and Other	1,179	4,074	(1,050)

Total	$883,408	$885,595	$894,617

7.	Consolidating Financial Data of Subsidiary Guarantors: Our Senior Unsecured Notes are guaranteed by our wholly owned domestic subsidiaries (“Subsidiary Guarantors”). All guarantees are full and unconditional. Non-guarantors consist of our subsidiaries which are organized outside of the United States and any subsidiaries which are not wholly-owned. We use the equity method with respect to investment in subsidiaries included in other non-current assets in our condensed consolidating financial statements. Set forth below are our unaudited condensed consolidating balance sheets as of December 1, 2006, June 2, 2006 and December 2, 2005, our unaudited condensed consolidating statements of earnings for the second quarter and first half of fiscal 2007 and fiscal 2006 and our unaudited condensed consolidating statements of cash flows for the first half of fiscal 2007 and fiscal 2006 (in thousands).

OXFORD INDUSTRIES, INC.
CONDENSED CONSOLIDATING BALANCE SHEETS
December 1, 2006

	Oxford		Subsidiary
	Industries	Subsidiary	Non-	Consolidating	Consolidated
	(Parent)	Guarantors	Guarantors	Adjustments	Total

ASSETS
Current Assets:
Cash and cash equivalents	$1,548	$1,016	$6,230	$—	$8,794
Receivables, net	75,096	62,401	36,801	(7,618)	166,680
Inventories	61,908	61,877	15,809	(604)	138,990
Prepaid expenses	8,219	7,880	3,519	—	19,618

Total current assets	146,771	133,174	62,359	(8,222)	334,082
Property, plant and equipment, net	10,256	61,811	8,954	—	81,021
Goodwill, net	1,847	148,556	51,651	—	202,054
Intangible assets, net	1,432	137,918	96,911	—	236,261
Other non-current assets, net	709,426	150,214	1,391	(831,041)	29,990

Total Assets	$869,732	$631,673	$221,266	$(839,263)	$883,408

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities related to continuing operations	$48,479	$45,900	$32,224	$(6,987)	$119,616
Current liabilities related to discontinued operations	5,192	276	(16)	—	5,452
Long-term debt, less current portion	217,005	—	—	—	217,005
Non-current liabilities	174,733	(137,718)	107,217	(109,150)	35,082
Deferred income taxes	(855)	47,245	34,685	—	81,075
Total shareholders’/invested equity	425,178	675,970	47,156	(723,126)	425,178

Total Liabilities and Shareholders’/Invested Equity	$869,732	$631,673	$221,266	$(839,263)	$883,408

June 2, 2006

	Oxford		Subsidiary
	Industries	Subsidiary	Non-	Consolidating	Consolidated
	(Parent)	Guarantors	Guarantors	Adjustments	Total

ASSETS
Current Assets:
Cash and cash equivalents	$5,175	$1,134	$4,181	$(11)	$10,479
Receivables, net	61,428	57,785	39,009	(14,143)	144,079
Inventories	58,924	50,880	14,546	(756)	123,594
Prepaid expenses	8,959	7,321	3,934	—	20,214
Current assets related to discontinued operations, net	52,065	7,150	—	—	59,215

Total current assets	186,551	124,270	61,670	(14,910)	357,581
Property, plant and equipment, net	11,122	53,648	8,893	—	73,663
Goodwill, net	1,847	148,342	49,043	—	199,232
Intangible assets, net	1,451	139,406	93,596	—	234,453
Other non-current assets, net	677,414	143,790	1,436	(801,974)	20,666

Total Assets	$878,385	$609,456	$214,638	$(816,884)	$885,595

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities related to continuing operations	$70,262	$57,872	$35,026	$(13,557)	$149,603
Current liabilities related to discontinued operations	27,813	2,903	—	—	30,716
Long-term debt, less current portion	200,016	7	—	—	200,023
Non-current liabilities	181,845	(154,586)	111,878	(109,158)	29,979
Deferred income taxes	(252)	46,795	30,030	—	76,573
Total shareholders’/invested equity	398,701	656,465	37,704	(694,169)	398,701

Total Liabilities and Shareholders’/Invested Equity	$878,385	$609,456	$214,638	$(816,884)	$885,595

OXFORD INDUSTRIES, INC.
CONDENSED CONSOLIDATING BALANCE SHEETS
December 2, 2005

	Oxford		Subsidiary
	Industries	Subsidiary	Non-	Consolidating	Consolidated
	(Parent)	Guarantors	Guarantors	Adjustments	Total

ASSETS
Current Assets:
Cash and cash equivalents	$3,304	$1,411	$2,115	$18	$6,848
Receivables, net	68,760	54,250	63,987	(37,803)	149,194
Inventories	79,903	40,852	16,165	(818)	136,102
Prepaid expenses	11,382	8,293	5,064	—	24,739
Current assets related to discontinued operations, net	62,450	7,697	(368)	—	69,779

Total current assets	225,799	112,503	86,963	(38,603)	386,662
Property, plant and equipment, net	11,390	45,258	8,588	—	65,236
Goodwill, net	1,847	136,278	42,027	—	180,152
Intangible assets, net	1,470	141,462	91,880	—	234,812
Other non-current assets, net	650,998	148,565	1,927	(778,545)	22,945
Other assets related to discontinued operations, net	818	3,992	—	—	4,810

Total Assets	$892,322	$588,058	$231,385	$(817,148)	$894,617

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities related to continuing operations	$71,593	$59,097	$39,563	$(37,674)	$132,579
Current liabilities related to discontinued operations	16,752	882	12	—	17,646
Long-term debt, less current portion	298,927	15	—	—	298,942
Non-current liabilities	158,840	(131,188)	109,131	(109,280)	27,503
Deferred income taxes	3,517	42,773	28,964	—	75,254
Non-current liabilities related to discontinued operations	47	—	—	—	47
Total shareholders’/invested equity	342,646	616,479	53,715	(670,194)	342,646

Total Liabilities and Shareholders’/Invested Equity	$892,322	$588,058	$231,385	$(817,148)	$894,617

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS
Second Quarter of Fiscal 2007

	Oxford		Subsidiary
	Industries	Subsidiary	Non-	Consolidating	Consolidated
	(Parent)	Guarantors	Guarantors	Adjustments	Total

Net sales	$131,654	$124,995	$44,248	$(9,910)	$290,987
Cost of goods sold	101,326	60,456	19,102	(1,697)	179,187

Gross profit	30,328	64,539	25,146	(8,213)	111,800
Selling, general and administrative	27,049	55,899	19,903	(12,177)	90,674
Royalties and other income	44	2,580	1,835	(565)	3,894

Operating income	3,323	11,220	7,078	3,399	25,020
Interest (income) expense, net	3,556	(2,912)	2,027	3,280	5,951
Income from equity investment	12,125	—	—	(12,125)	—

Earnings before income taxes	11,892	14,132	5,051	(12,006)	19,069
Income taxes	(178)	5,608	1,451	43	6,924

Earnings from continuing operations	12,070	8,524	3,600	(12,049)	12,145
Earnings from discontinued operations, net of tax	8	(28)	—	28	8

Net earnings	$12,078	$8,496	$3,600	$(12,021)	$12,153

OXFORD INDUSTRIES, INC.
UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS
First Half of Fiscal 2007

	Oxford		Subsidiary
	Industries	Subsidiary	Non-	Consolidating	Consolidated
	(Parent)	Guarantors	Guarantors	Adjustments	Total

Net sales	$267,524	$245,617	$82,901	$(20,977)	$575,065
Cost of goods sold	207,311	115,042	37,706	(4,905)	355,154

Gross profit	60,213	130,575	45,195	(16,072)	219,911
Selling, general and administrative	53,914	109,379	38,101	(22,727)	178,667
Royalties and other income	44	4,075	3,309	(642)	6,786

Operating income	6,343	25,271	10,403	6,013	48,030
Interest (income) expense, net	7,396	(5,755)	3,939	5,863	11,443
Income from equity investment	24,049	3	—	(24,052)	—

Earnings before income taxes	22,996	31,029	6,464	(23,902)	36,587
Income taxes	(206)	11,674	1,766	53	13,287

Earnings from continuing operations	23,202	19,355	4,698	(23,955)	23,300
Earnings from discontinued operations, net of tax	(197)	(64)	—	64	(197)

Net earnings	$23,005	$19,291	$4,698	$(23,891)	$23,103

Second Quarter of Fiscal 2006

	Oxford		Subsidiary
	Industries	Subsidiary	Non-	Consolidating	Consolidated
	(Parent)	Guarantors	Guarantors	Adjustments	Total

Net sales	$135,525	$112,526	$46,630	$(16,778)	$277,903
Cost of goods sold	104,997	53,405	20,216	(3,521)	175,097

Gross profit	30,528	59,121	26,414	(13,257)	102,806
Selling, general and administrative	26,960	50,171	20,270	(13,134)	84,267
Royalties and other income	(126)	1,865	2,053	(139)	3,653

Operating income	3,442	10,815	8,197	(262)	22,192
Interest (income) expense, net	7,604	(3,143)	1,896	(85)	6,272
Income from equity investment	11,961	29	—	(11,990)	—

Earnings before income taxes	7,799	13,987	6,301	(12,167)	15,920
Income taxes	(1,640)	4,785	2,709	(111)	5,743

Earnings from continuing operations	9,439	9,202	3,592	(12,056)	10,177
Earnings from discontinued operations, net of tax	1,634	776	(1,579)	—	831

Net earnings	$11,073	$9,978	$2,013	$(12,056)	$11,008

First Half of Fiscal 2006

	Oxford		Subsidiary
	Industries	Subsidiary	Non-	Consolidating	Consolidated
	(Parent)	Guarantors	Guarantors	Adjustments	Total

Net sales	$267,954	$220,527	$93,226	$(35,329)	$546,378
Cost of goods sold	205,981	100,656	41,407	(10,187)	337,857

Gross profit	61,973	119,871	51,819	(25,142)	208,521
Selling, general and administrative	54,358	97,862	40,730	(24,042)	168,908
Royalties and other income	(276)	3,795	3,534	(139)	6,914

Operating income	7,339	25,804	14,623	(1,239)	46,527
Interest (income) expense, net	14,774	(5,676)	3,886	(879)	12,105
Income from equity investment	27,429	108	—	(27,537)	—

Earnings before income taxes	19,994	31,588	10,737	(27,897)	34,422
Income taxes	(2,203)	10,939	3,814	(125)	12,425

Earnings from continuing operations	22,197	20,649	6,923	(27,772)	21,997
Earnings from discontinued operations, net of tax	2,930	1,654	(1,689)	—	2,895

Net earnings	$25,127	$22,303	$5,234	$(27,772)	$24,892

OXFORD INDUSTRIES, INC.
UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
First Half of Fiscal 2007

	Oxford		Subsidiary
	Industries	Subsidiary	Non-	Consolidating	Consolidated
	(Parent)	Guarantors	Guarantors	Adjustments	Total

Cash Flows From Operating Activities
Net cash (used in) provided by operating activities	$(16,665)	$(813)	$6,769	$11	$(10,698)
Cash Flows from Investing Activities
Acquisitions	(12,111)	—	—	—	(12,111)
Investment in unconsolidated entity	—	(9,090)	—	—	(9,090)
Purchases of property, plant and equipment	(193)	(14,460)	(615)	—	(15,268)
Proceeds from sale of property, plant and equipment	16	16	—	—	32

Net cash (used in) provided by investing activities	(12,288)	(23,534)	(615)	—	(36,437)
Cash Flows from Financing Activities
Change in debt	16,888	(8)	(30)	—	16,850
Proceeds from issuance of common stock	2,240	—	—	—	2,240
Change in inter-company payable	(8,615)	13,274	(4,659)	—	—
Dividends on common stock	(7,970)	—	—	—	(7,970)

Net cash (used in) provided by financing activities	2,543	13,266	(4,689)	—	11,120
Cash Flows from Discontinued Operations
Net cash flows provided by discontinued operations	22,783	10,963	—	—	33,746

Net change in Cash and Cash Equivalents	(3,627)	(118)	1,465	11	(2,269)
Effect of foreign currency translation	—	—	584	—	584
Cash and Cash Equivalents at the Beginning of Period	5,175	1,134	4,181	(11)	10,479

Cash and Cash Equivalents at the End of Period	$1,548	$1,016	$6,230	$—	$8,794

OXFORD INDUSTRIES, INC.
UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
First Half of Fiscal 2006

	Oxford		Subsidiary
	Industries	Subsidiary	Non-	Consolidating	Consolidated
	(Parent)	Guarantors	Guarantors	Adjustments	Total

Cash Flows From Operating Activities
Net cash (used in) provided by operating activities	$(12,086)	$14,554	$(1,073)	$123	$1,518
Cash Flows from Investing Activities
Acquisitions	(11,501)	—	—	—	(11,501)
Distribution from joint venture	—	1,856	—	—	1,856
Purchases of property, plant and equipment	(1,767)	(5,589)	(1,115)	—	(8,471)
Proceeds from sale of property, plant and equipment	6	—	—	—	6

Net cash (used in) provided by investing activities	(13,262)	(3,733)	(1,115)	—	(18,110)
Cash Flows from Financing Activities
Change in debt	9,778	(14)	1,704	—	11,468
Proceeds from issuance of common stock	4,556	—	—	—	4,556
Change in inter-company payable	9,998	(14,761)	4,894	(131)	—
Dividends on common stock	(4,579)	—	—	—	(4,579)

Net cash (used in) provided by financing activities	19,753	(14,775)	6,598	(131)	11,445
Cash Flows from Discontinued Operations
Net cash flows provided by discontinued operations	6,186	3,506	(3,580)	—	6,112

Net change in Cash and Cash Equivalents	591	(448)	830	(8)	965
Effect of foreign currency translation	—	—	(616)	—	(616)
Cash and Cash Equivalents at the Beginning of Period	2,713	1,859	1,901	26	6,499

Cash and Cash Equivalents at the End of Period	$3,304	$1,411	$2,115	$18	$6,848

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
OVERVIEW
We generate revenues and cash flow through the design, sale, production, sourcing and distribution of branded and private label consumer apparel and footwear for men, women and children and the licensing of company-owned trademarks. Our markets and customers are located primarily in the United States. We source more than 95% of our products through third-party producers. We primarily distribute our products through our wholesale customers, which include chain stores, department stores, specialty stores, specialty catalogs and mass merchants. We also sell our products for some brands in our own retail stores.
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
The most significant factors impacting our results and contributing to the increase in diluted earnings from continuing operations per common share to $0.68 in the second quarter of fiscal 2007 from $0.57 in the second quarter of fiscal 2006 and the increase in diluted net earnings per common share to $0.68 in the second quarter of fiscal 2007 from $0.62 in the second quarter of fiscal 2006 were:
•	the Tommy Bahama Group’s 19% increase in net sales and 38% increase in operating income, primarily due to product line expansion including Tommy Bahama Relaxtm, Tommy Bahama Golf 18tm and Tommy Bahama Swim tm, continuing strength in existing product lines and retail store expansion;

•	a 2.3% decrease in sales and a 14.3% decrease in operating income in the Menswear Group, primarily due to the decreased sales and operating margins for Ben Sherman and margin pressures in our tailored clothing business; and

•	the disposition of substantially all of the assets of our Womenswear Group on June 2, 2006, resulting in all Womenswear Group operations for all periods presented being reclassified to discontinued operations.
The most significant factors impacting our results and contributing to the increase in diluted earnings from continuing operations per common share to $1.31 in the first half of fiscal 2007 from $1.24 in the first half of fiscal 2006 and the decrease in diluted net earnings per common share to $1.30 in the first half of fiscal 2007 from $1.40 in the first half of fiscal 2006 were:
•	the Tommy Bahama Group’s 17% increase in net sales and 26% increase in operating income, primarily due to product line expansion including Tommy Bahama Relax, Tommy Bahama Golf 18 and Tommy Bahama Swim, continuing strength in existing product lines and retail store expansion;

•	relatively flat sales and a 22% decrease in operating income in the Menswear Group, primarily due to the decreased sales and operating margins for Ben Sherman and margin pressures in our tailored clothing business; and

•	the disposition of substantially all of the assets of our Womenswear Group on June 2, 2006, resulting in all Womenswear Group operations for all periods presented being reclassified to discontinued operations.

RESULTS OF OPERATIONS
The following table sets forth the line items in our consolidated statements of earnings both in dollars (in thousands) and the percentage change as compared to the comparable period in the prior year. Individual line items of our consolidated statements of earnings may not be directly comparable to those of our competitors, as statement of earnings classification of certain expenses may vary by company.

	Second Quarter		Percent	First Half		Percent
	Fiscal 2007	Fiscal 2006	Change	Fiscal 2007	Fiscal 2006	Change

Net sales	$290,987	$277,903	4.7%	$575,065	$546,378	5.3%
Cost of goods sold	179,187	175,097	2.3%	355,154	337,857	5.1%

Gross profit	111,800	102,806	8.7%	219,911	208,521	5.5%
Selling, general and administrative expenses	89,124	82,416	8.1%	175,570	165,204	6.3%
Amortization of intangible assets	1,550	1,851	(16.3%)	3,097	3,704	(16.4%)
Royalties and other operating income	3,894	3,653	6.6%	6,786	6,914	(1.9%)

Operating income	25,020	22,192	12.7%	48,030	46,527	3.2%
Interest expense, net	5,951	6,272	(5.1%)	11,443	12,105	(5.5%)

Earnings before income taxes	19,069	15,920	19.8%	36,587	34,422	6.3%
Income taxes	6,924	5,743	20.6%	13,287	12,425	6.9%

Earnings from continuing operations	12,145	10,177	19.3%	23,300	21,997	5.9%
Earnings (loss) from discontinued operations	8	831	(99.0%)	(197)	2,895	(106.8%)

Net earnings	$12,153	$11,008	10.4%	$23,103	$24,892	(7.2%)

The following table sets forth the line items in our consolidated statements of earnings as a percentage of net sales. We have calculated all percentages based on actual data, but columns may not add due to rounding.

	Percent of Net Sales
	Second Quarter			First Half
	Fiscal 2007	Fiscal 2006		Fiscal 2007	Fiscal 2006

Net sales	100.0%	100.0%		100.0%	100.0%
Cost of goods sold	61.6%	63.0%		61.8%	61.8%

Gross profit	38.4%	37.0%		38.2%	38.2%
Selling, general and administrative expenses	30.6%	29.7%		30.5%	30.2%
Amortization of intangible assets, net	0.5%	0.7%		0.5%	0.7%
Royalties and other operating income	1.3%	1.3%		1.2%	1.3%

Operating income	8.6%	8.0%		8.4%	8.5%
Interest expense, net	2.0%	2.3%		2.0%	2.2%

Earnings before income taxes	6.6%	5.7%		6.4%	6.3%
Income taxes	2.4%	2.1%		2.3%	2.3%

Earnings from continuing operations	4.2%	3.7%		4.1%	4.0%

Earnings (loss) from discontinued operations	0.0%	0.3%		0.0%	0.5%

Net earnings	4.2%	4.0%		4.0%	4.6%

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
As discussed in note 3 in our consolidated financial statements included in our fiscal 2006 Form 10-K, we sold substantially all of the assets of our Womenswear Group at the end of fiscal 2006. The Womenswear Group produced private label women’s sportswear separates, coordinated sportswear, outerwear, dresses and swimwear. The operating results of the Womenswear Group have not been included in segment information as all amounts were reclassified to discontinued operations. The information below presents certain information about our segments (in thousands).

	Second Quarter		Percent	First Half		Percent
	Fiscal 2007	Fiscal 2006	Change	Fiscal 2007	Fiscal 2006	Change

Net Sales
Menswear Group	$183,067	$187,332	(2.3%)	$361,878	$364,408	(0.7%)
Tommy Bahama Group	107,807	90,388	19.3%	211,955	181,932	16.5%
Corporate and Other	113	183	(38.3%)	1,232	38	N/M

Total Net Sales	$290,987	$277,903	4.7%	$575,065	$546,378	5.3%

Operating Income
Menswear Group	$13,690	$15,968	(14.3%)	$24,301	$30,972	(21.5%)
Tommy Bahama Group	13,927	10,109	37.8%	30,762	24,466	25.7%
Corporate and Other	(2,597)	(3,885)	(33.2%)	(7,033)	(8,911)	(21.1%)

Total Operating Income	$25,020	$22,192	12.7%	$48,030	$46,527	3.2%

For further information regarding our segments, see Note 6 to our unaudited condensed consolidated financial statements included in this report.
SECOND QUARTER OF FISCAL 2007 COMPARED TO SECOND QUARTER OF FISCAL 2006
The discussion below compares our operating results for the second quarter of fiscal 2007 to the second quarter of fiscal 2006. Each percentage change provided below reflects the change between these periods unless indicated otherwise.
Net sales increased by $13.1 million, or 4.7%. The increase was primarily due to an increase in the average selling price per unit of 3.5% and an increase in unit sales of 0.8%. The increase in average selling price per unit was primarily due to a change in sales mix from the lower priced Menswear Group products to the higher priced Tommy Bahama Group products.
The Menswear Group reported a 2.3% decline in net sales. The decline was due to a unit sales decrease of 4.2% partially offset by an increase in the average selling price per unit of 2.1%. The decrease in unit sales was a result of a decrease in unit sales in both our historical menswear business and the Ben Sherman business. The increase in the average selling price per unit was primarily due to an increase in the selling prices in the Ben Sherman business due to a greater proportion of sales in our retail stores and the impact of foreign currency exchange rates.
The Tommy Bahama Group reported a 19.3% increase in net sales as a result of growth in wholesale and retail sales. The increase was due to an increase in unit sales of 29.2% partially offset by a decline in the average selling price per unit of 7.7%. The decline in the average selling price per unit was primarily due to a higher growth rate in wholesale sales than retail sales. The higher growth rate in wholesale sales was primarily due to new product offerings including Tommy Bahama Relax, Tommy Bahama Golf 18 and Tommy Bahama Swim and the continuing strength of our existing product lines. The increase in retail sales was primarily due to an increase in the number of retail stores to 63 at the end of the second quarter of fiscal 2007 compared to 57 at the end of second quarter of fiscal 2006.
Gross profit increased 8.7%. The increase was due to higher net sales and higher gross margins. Gross margins increased from 37.0% of net sales in the second quarter of fiscal 2006 to 38.4% of net sales in the second quarter of fiscal 2007. The increase in gross margin was primarily due to the increased proportion of Tommy Bahama sales to total sales. Tommy Bahama sales generally carry a higher gross margin than sales in our historical menswear business.
Our gross profit may not be directly comparable to those of our competitors, as income statement classifications of certain expenses may vary by company.
Selling, general and administrative expenses, or SG&A, increased 8.1%. The increase in SG&A was primarily due to expenses associated with additional retail stores, new product offerings (including Tommy Bahama Relax, Tommy Bahama Golf 18 and Tommy Bahama Swim) in the Tommy Bahama Group and impact of foreign currency exchange rates. SG&A was 29.7% of net sales in the second quarter of fiscal 2006 compared to 30.6% of net sales in the second quarter of fiscal 2007. This increase in SG&A as a percentage of net sales is primarily due to a higher proportion of sales of Tommy Bahama products, which generally carry a higher SG&A structure than our historical menswear business.
Amortization of intangible assets decreased 16.3%. The decrease was due to certain intangible assets acquired as part of our acquisitions, which generally have a greater amount of amortization in the earlier periods following the acquisition than later periods. We expect that amortization expense will decrease in future years unless we acquire additional intangible assets.
Royalties and other operating income increased 6.6%. The increase was primarily due to an increase in our share of equity income received from an unconsolidated entity that owns the Hathaway® trademark which was partially offset by slight declines in our Tommy Bahama and Ben Sherman royalty income.
Operating income increased 12.7% due to the changes discussed below.
The Menswear Group reported a 14.3% decrease in operating income. The decrease in operating income was primarily due to the lower sales in our Ben Sherman U.S. business and margin pressures in our tailored clothing business. This was partially offset by increased equity income in our historical menswear business from an unconsolidated entity that owns the Hathaway trademark.
The Tommy Bahama Group reported a 37.8% increase in operating income. The increase in operating income was primarily due to increased sales volume in existing and new product lines partially offset by increased operating expenses. The increased operating expenses were primarily due to the opening of additional retail stores and additional infrastructure to support our new product lines, including Tommy Bahama Relax, Tommy Bahama Golf 18 and Tommy Bahama Swim.
The Corporate and Other operating loss decreased $1.3 million, or 33.2%. The decrease in the operating loss was primarily due to LIFO inventory accounting, the reduction of certain corporate overhead costs and the reimbursement to us of certain corporate administrative expenses by the purchaser of the assets of the Womenswear Group pursuant to a transition services agreement.
Interest expense, net decreased 5.1%. The decrease in interest expense was primarily due to the lower debt levels in the second quarter of fiscal 2007, partially offset by higher interest rates during the second quarter of fiscal 2007.
Income taxes were at an effective tax rate of 36.3% for the second quarter of fiscal 2007 compared to 36.1% for the second quarter of fiscal 2006. The effective tax rate for the second quarter of fiscal 2007 may not be indicative of the rate in future periods.
Discontinued operations resulted from the disposition of our Womenswear Group on June 2, 2006, leading to all Womenswear Group operations being reclassified to discontinued operations for all periods presented. The decrease in earnings from discontinued operations was primarily due to the second quarter of fiscal 2006 including the full operations of the Womenswear Group, while the second quarter of fiscal 2007 only included incidental items related to the Womenswear Group.

FIRST HALF OF FISCAL 2007 COMPARED TO FIRST HALF OF FISCAL 2006
The discussion below compares our operating results for the first half of fiscal 2007 to the first half of fiscal 2006. Each percentage change provided below reflects the change between these periods unless indicated otherwise.
Net sales increased by $28.7 million, or 5.3%. The increase was primarily due to an increase in unit sales of 4.4% and an increase in the average selling price per unit of 0.5%.
The Menswear Group reported a 0.7% decrease in net sales. The decrease was due to a decline in the average selling price per unit of 1.7% partially offset by an increase in the number of units sold of 1.3%. The decline in the average selling price per unit was primarily due to a decrease in the average selling price per unit in our historical menswear business and the decreased ratio of Ben Sherman sales to total menswear sales. Ben Sherman sales generally carry a higher average selling price per unit than our historical menswear business. The increase in unit sales was a result of an increase in unit sales in the historical menswear business partially offset by a decrease in the Ben Sherman unit sales.
The Tommy Bahama Group reported a 16.5% increase in net sales as a result of growth in wholesale and retail sales. The increase was due to an increase in unit sales of 21.7% partially offset by a decline in the average selling price per unit of 4.3%. The decline in the average selling price per unit was primarily due to the higher growth rate in wholesale sales than retail sales. The higher growth rate in wholesale sales was primarily due to new product offerings including Tommy Bahama Relax, Tommy Bahama Golf 18 and Tommy Bahama Swim and continued strength in our existing product lines. The increase in retail sales was due to an increase in the number of retail stores to 63 at the end of the first half of fiscal 2007 compared to 57 at the end of the first half of fiscal 2006.
Gross profit increased 5.5%. The increase was due to higher net sales. Gross margins remained constant at 38.2% of net sales in the first half of fiscal 2006 and the first half of fiscal 2007. This constant gross margin was a result of an increase in Tommy Bahama sales as a percentage of total sales offset by lower gross margins in our historical menswear business in the first quarter.
Our gross profit may not be directly comparable to those of our competitors, as income statement classifications of certain expenses may vary by company.
Selling, general and administrative expenses, or SG&A, increased 6.3%. The increase in SG&A was primarily due to expenses associated with additional retail stores, new product offerings including Tommy Bahama Relax, Tommy Bahama Golf 18 and Tommy Bahama Swim in the Tommy Bahama Group and the impact of foreign currency exchange rates. SG&A was 30.2% of net sales in the first half of fiscal 2006 compared to 30.5% of net sales in the first half of fiscal 2007. This increase in SG&A as a percentage of net sales is primarily due to a higher proportion of sales of Tommy Bahama products, which generally carry a higher SG&A structure than our historical menswear business.
Amortization of intangible assets decreased 16.4%. The decrease was due to certain intangible assets acquired as part of our acquisitions, which generally have a greater amount of amortization in the earlier periods following the acquisition than later periods.
Royalties and other operating income decreased 1.9%. The decrease was primarily due to a non-recurring $0.3 million gain recognized in the first quarter of fiscal 2006 related to the sale of the assets of our Paradise Shoe joint venture.
Operating income increased 3.2% due to the changes discussed below.
The Menswear Group reported a 21.5% decrease in operating income. The decrease in operating income was primarily due to the lower sales in our Ben Sherman U.S. business and margin pressures in our tailored clothing business. These items were partially offset by increased equity income from an unconsolidated entity that owns the Hathaway trademark.
The Tommy Bahama Group reported a 25.7% increase in operating income. The increase in operating income was primarily due to increased sales volume in existing and new product lines partially offset by increased operating expenses. The increased operating expenses were primarily due to the opening of additional retail stores and additional infrastructure to support our new product lines, including Tommy Bahama Relax, Tommy Bahama Golf 18 and Tommy Bahama Swim.

The Corporate and Other operating loss decreased $1.9 million, or 21.1%. The decrease in the operating loss was primarily due to decreased operating expenses and the reimbursement to us of certain corporate administrative expenses by the purchaser of the assets of the Womenswear Group pursuant to a transition services agreement.
Interest expense, net decreased 5.5%. The decrease in interest expense was primarily due to the lower debt levels in the first half of fiscal 2007, partially offset by higher interest rates during the first half of fiscal 2007.
Income taxes were at an effective tax rate of 36.3% for the first half of fiscal 2007 compared to 36.1% for the first half of fiscal 2006. The effective tax rate for the first half of fiscal 2007 may not be indicative of the rate in future periods.
Discontinued operations resulted from the disposition of our Womenswear Group operations on June 2, 2006, leading to all Womenswear Group operations being reclassified to discontinued operations for all periods presented. The decrease in earnings from discontinued operations was primarily due to the first half of fiscal 2006 including the full operations of the Womenswear Group, while the first half of fiscal 2007 only included incidental items related to the Womenswear Group.
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
Cash and cash equivalents on hand was $8.8 million at December 1, 2006 and $6.8 million at December 2, 2005, respectively.
Operating Activities
During the first half of fiscal 2007, our continuing operations used $10.7 million of cash compared to providing $1.5 million of cash during the first half of fiscal 2006. Operating cash flows from continuing operations was primarily a result of the earnings from continuing operations for the period adjusted for non-cash activities such as depreciation, amortization and stock compensation for restricted stock awards and changes in working capital accounts. The use of cash by continuing operations in the first half of fiscal 2007 compared to cash provided by continuing operations during the first half of fiscal 2006 was primarily due to a larger investment in working capital in fiscal 2007. During the first half of fiscal 2007, the changes in the working capital resulted in a net cash outflow primarily due to the increases in accounts receivable and inventories and the decrease in current liabilities. During the first half of fiscal 2006, the changes in working capital resulted in net cash proceeds primarily due to earnings for the period and a reduction in inventory partially offset by a significant reduction in current liabilities and increases in prepaid expenses and other assets.
Our working capital ratio, which is calculated by dividing total current assets by total current liabilities, was 2.67:1 and 2.57:1 at December 1, 2006 and December 2, 2005, respectively. The change was due to the 17% reduction of current liabilities partially offset by the 14% decrease in current assets primarily related to discontinued operations, as discussed below.
Receivables, net were $166.7 million and $149.2 million at December 1, 2006 and December 2, 2005, respectively, an increase of 12%. The increase was primarily due to the higher sales in the last two months of the second quarter of fiscal 2007. Days’ sales outstanding for our accounts receivable, excluding retail sales, was 58 days and 54 days at December 1, 2006 and December 2, 2005, respectively.
Inventories were $139.0 million and $136.1 million at December 1, 2006 and December 2, 2005, respectively, an increase of 2%. This increase was due to additional inventories in the Tommy Bahama Group primarily due to inventory related to our Tommy Bahama Relax, Tommy Bahama Golf 18 and Tommy Bahama Swim product lines which we began in late fiscal 2006 as well as an increase in anticipated sales in the third quarter of fiscal 2007. This increase was partially offset by a reduction of inventory in our Menswear Group largely due to a more optimal level of inventory for certain replenishment programs and the anticipation of lower levels of sales in third quarter of fiscal 2007. Our days’ supply of inventory on hand related to continuing operations, calculated on a trailing twelve month average using a FIFO basis, was 95 days and 101 days at December 1, 2006 and December 2, 2005, respectively.
Prepaid expenses were $19.6 million and $24.7 million at December 1, 2006 and December 2, 2005, respectively. The decrease in prepaid expenses was primarily due to a decrease in prepaid advertising resulting from our decision to not sponsor the Tommy Bahama Challenge golf tournament in fiscal 2007, a decrease in prepaid royalties due to the timing of certain royalty payments and the impact of foreign currency exchange rates on our foreign currency contracts outstanding at the end of the second quarter of fiscal 2007 and fiscal 2006.
Current assets related to discontinued operations were $0.0 million and $69.8 million at December 1, 2006 and December 2, 2005, respectively. The decrease in current assets related to discontinued operations resulted from the disposition of the Womenswear Group on June 2, 2006.
Current liabilities, which primarily consist of payables arising out of our operating activities, were $125.1 million and $150.2 million at December 1, 2006 and December 2, 2005, respectively. The decrease in current liabilities related to continuing operations was primarily due to a lower accrual for accrued compensation including bonuses for fiscal 2007 compared to fiscal 2006, the reduction in our short term debt levels under our U.K. Revolver, and the payment of our quarterly dividend prior to the end of the second quarter in fiscal 2007 but subsequent to the end of the second quarter in fiscal 2006. Additionally, current liabilities include current liabilities related to discontinued operations of $5.5 million and $17.7 million at December 1, 2006 and December 2, 2005, respectively. The current liabilities related to discontinued operations at December 1, 2006 primarily consisted of cash payments received from customers of our Womenswear Group at the end of the second quarter of fiscal 2007 which were remitted to the purchaser of the Womenswear Group during the third quarter of fiscal 2007. The current liabilities related to discontinued operations at December 2, 2005 reflected all operations of the Womenswear Group.
Deferred income taxes were $81.1 million and $75.3 million at December 1, 2006 and December 2, 2005, respectively. The change resulted primarily from the change in foreign currency exchange rates.
Other non-current liabilities, which primarily consist of deferred rent and deferred compensation amounts, were $35.1 million and $27.5 million at December 1, 2006 and December 2, 2005, respectively. The increase was primarily due to the recognition of deferred rent and deferred compensation during the second half of fiscal 2006 and first half of fiscal 2007.
Investing Activities
During the first half of fiscal 2007, investing activities used $36.4 million in cash. We paid approximately $21.2 million related to acquisitions, consisting of the fiscal 2006 Tommy Bahama earn-out payment and the acquisition of an ownership interest in an unconsolidated entity that owns the Hathaway trademark and other related trademarks in the United States and certain other countries. Additionally, we incurred $15.3 million of capital expenditures, primarily related to new Tommy Bahama and Ben Sherman retail stores.
During the first half of fiscal 2006, investing activities used $18.1 million in cash. We paid approximately $11.5 million related to acquisitions, consisting of the fiscal 2005 Tommy Bahama earn-out payment and the acquisition of Solitude®, a California lifestyle trademark, and Arnold Brant ®. Additionally, we incurred capital expenditures of $8.5 million, primarily related to new Tommy Bahama and Ben Sherman retail stores. These investments were partially offset by $1.9 million of proceeds received from our Paradise Shoe equity investment as a result of Paradise Shoe selling substantially all of its assets.
Non-current assets, including property, plant and equipment, goodwill, intangible assets and other non-current assets, increased primarily as a result of the fiscal 2006 earn-out related to the Tommy Bahama acquisition, the acquisition of the ownership interest in an unconsolidated entity that owns the Hathaway trademark and other related trademarks in the United States and certain other countries, capital expenditures for our retail stores and the impact of changes in foreign currency exchange rates. These increases were partially offset by depreciation related to our property, plant and equipment and amortization of our intangible assets.
Financing Activities
During the first half of fiscal 2007, financing activities provided $11.1 million in cash. The cash flow used in our operating activities and our investing activities, partially offset by the cash flow provided by our discontinued operations, resulted in the need to borrow additional amounts under our U.S. Revolver during the first half of fiscal

2007. We also received $2.2 million of cash from the exercise of employee stock options. These amounts were partially offset by the payment of an aggregate of $8.0 million during the first half of fiscal 2007 for dividends on our common shares declared for the fourth quarter of fiscal 2006, first quarter of fiscal 2007 and second quarter of fiscal 2007.
During the first half of fiscal 2006, financing activities provided $11.4 million in cash, primarily from additional borrowings, net of repayments, under our U.S. revolving credit facility to fund our investments and working capital needs during the period. We also received $4.6 million of cash from the exercise of employee stock options. These cash proceeds were partially offset by the use of cash to pay $4.6 million of dividends on our common shares declared in the fourth quarter of fiscal 2005 and first quarter of fiscal 2006. The dividend declared in the second quarter of fiscal 2006 was paid in the third quarter of fiscal 2006.
On December 1, 2006, we initiated payment of a cash dividend of $0.15 per share to shareholders of record as of November 15, 2006. That dividend is the 186th consecutive quarterly dividend we have paid since we became a public company in July 1960. Additionally, on January 8, 2007, our board of directors declared a cash dividend of $0.18 per share to shareholders of record as of February 15, 2007, payable on March 2, 2007. We expect to pay dividends in future quarters. However, we may decide to discontinue or modify the dividend payment at any time if we determine that other uses of our capital, including, but not limited to, payment of debt outstanding or funding of future acquisitions, may be in our best interest; if our expectations of future cash flows and future cash needs outweigh the ability to pay a dividend; or if the terms of our credit facilities limit our ability to pay dividends. We may borrow to fund dividends in the short term based on our expectations of operating cash flows in future periods. All cash flow from operations will not necessarily be paid out as dividends in all periods.
Debt, including short term debt, was $217.9 million and $304.8 million as of December 1, 2006 and December 2, 2005, respectively. The decrease resulted primarily from the proceeds from our disposition of substantially all of the assets of our Womenswear Group on June 2, 2006, which were used to reduce outstanding debt.
Cash Flows from Discontinued Operations
Our Womenswear Group generated cash flow of $33.7 million and $6.1 million during the first half of fiscal 2007 and the first half of fiscal 2006, respectively. The cash flows from discontinued operations for the first half of fiscal 2006 reflect the operating results of the Womenswear Group, whereas the first half of fiscal 2007 reflects the realization and disposition of retained assets and liabilities after the date of the transaction. Cash flows from discontinued operations during fiscal 2006 and the first half of fiscal 2007 are not indicative of cash flows from discontinued operations anticipated in future periods. We do not anticipate significant cash flows from discontinued operations in future periods other than the payment of the current liabilities related to discontinued operations described above during the third quarter of fiscal 2007.
Liquidity and Capital Resources
The table below provides a description of our significant financing arrangements (in thousands) at December 1, 2006:

Balance

$280 million U.S. Secured Revolving Credit Facility (“U.S. Revolver”), which accrues interest (8.25% at December 1, 2006), unused line fees and letter of credit fees based upon a pricing grid tied to certain debt ratios, requires interest payments monthly with principal due at maturity (July 2009), and is collateralized by substantially all the assets of Oxford Industries, Inc. and our consolidated domestic subsidiaries	$17,800

£12 million Senior Secured Revolving Credit Facility (“U.K. Revolver”), which accrues interest at the bank’s base rate plus 1.0% (6.00% at December 1, 2006), requires interest payments monthly with principal payable on demand or at maturity (July 2007), and is collateralized by substantially all the United Kingdom assets of Ben Sherman	75

$200 million Senior Unsecured Notes (“Senior Unsecured Notes”), which accrue interest at 8.875% (effective rate of 9.0%), require interest payments semi-annually on June 1 and December 1 of each year, require payment of principal at maturity (June 2011), are subject to certain prepayment penalties and are guaranteed by our consolidated domestic subsidiaries	200,000

Other debt, including capital lease obligations with varying terms and conditions, collateralized by the respective assets	15

Total debt	217,890

Unamortized discount on Senior Unsecured Notes	(795)

Short-term debt and current maturities of long-term debt	(90)

Total long-term debt, less current maturities	$217,005

Our U.S. Revolver, U.K. Revolver and Senior Unsecured Notes each include certain debt covenant restrictions that require us or our subsidiaries to maintain certain financial ratios that we believe are customary for similar facilities. Our U.S. Revolver also includes limitations on certain restricted payments such as earn-outs, payment of dividends and prepayment of debt. As of December 1, 2006, we were compliant with all financial covenants and restricted payment provisions related to our debt agreements.
Our U.S. Revolver and U.K. Revolver are used to finance trade letters of credit and standby letters of credit, as well as provide funding for other operating activities and acquisitions. As of December 1, 2006, approximately $53.6 million of trade letters of credit and other limitations on availability were outstanding against our U.S. Revolver and the U.K. Revolver. The aggregate net availability under our U.S. Revolver and U.K. Revolver agreements was approximately $232.3 million as of December 1, 2006.
Our debt to total capitalization ratio was 34%, 33% and 47% at December 1, 2006, June 2, 2006 and December 2, 2005, respectively. The change in this ratio from December 2, 2005 was primarily a result of the disposition of substantially all of the assets of our Womenswear Group on June 2, 2006.
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
Our contractual obligations as of December 1, 2006 have not changed significantly from the contractual obligations outstanding at June 2, 2006 other than changes in the amounts outstanding under the U.S. Revolver and U.K. Revolver, amounts outstanding pursuant to letters of credit (both as discussed above) and new leases for our recently opened retail stores, none of which occurred outside the ordinary course of business.
Our anticipated capital expenditures for fiscal 2007 are expected to approximate $30 million, including $15.3 million incurred during the first half of fiscal 2007. These expenditures will consist primarily of the continued expansion of our retail operations.
Off Balance Sheet Arrangements
We have not entered into agreements which meet the definition of an off balance sheet financing arrangement, other than operating leases, and have made no financial commitments to or guarantees with respect to any unconsolidated subsidiaries or special purpose entities.
CRITICAL ACCOUNTING POLICIES
The discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to bad debts, inventories, intangible assets, income taxes, stock compensation expense, contingencies and litigation and certain other accrued expenses. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our fiscal 2006 Form 10-K for a summary of our critical accounting policies.

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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to certain interest rate, trade policy, commodity and inflation risks as discussed in Part II. Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our fiscal 2006 Form 10-K. There have not been any significant changes in our exposure to these risks during the first half of fiscal 2007.
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
We may from time to time purchase short-term foreign currency forward exchange contracts to hedge against changes in foreign currency exchange rates. As of December 1, 2006, we had entered into such contracts which have not been settled, in notional amounts totaling approximately $15.0 million, all with settlement dates before the end of our fiscal year. When such contracts are outstanding, the contracts are marked to market with the offset being recognized in our consolidated statement of earnings or other comprehensive income if the transaction does not or does, respectively, qualify as a hedge in accordance with accounting principles generally accepted in the United States. During fiscal 2006 and the first half of fiscal 2007 none of the contracts that we entered into qualified for hedge accounting. As of December 1, 2006, June 2, 2006 and December 2, 2005, we had recognized a liability of $1.1 million, no asset or liability, and an asset of $0.6 million, respectively, related to these contracts.
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
There have not been any significant changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the second quarter of fiscal 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
None
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Our annual meeting of shareholders was held on October 10, 2006. A total of 16,456,779 of the company’s shares were represented in person or by proxy at the meeting. This represented 92.87% of the company’s 17,719,914 shares issued, outstanding and entitled to vote at such meeting. At the annual meeting of shareholders:
a.	The shareholders elected J. Hicks Lanier, Thomas C. Gallagher and Clarence H. Smith as Class II Directors for three-year terms, to hold office until our annual meeting of shareholders in 2009 or until their respective successors are elected and qualified. The vote tabulation for individual directors was as follows:

Director	For	Withheld
J. Hicks Lanier	16,072,825	385,954
Thomas C. Gallagher	15,074,130	1,382,649
Clarence H. Smith	16,267,753	189,026
In addition to the Class II Directors noted above, S. Anthony Margolis, James A. Rubright, Helen B. Weeks and E. Jenner Wood III will continue as Class III Directors who will hold office until our annual meeting of shareholders in 2007 or until their respective successors are elected and qualified and J. Reese Lanier, Sr., Cecil D. Conlee and Robert E. Shaw will continue as Class I Directors who will hold office until our annual meeting of shareholders in 2008 or until their respective successors are elected and qualified.

b.	The shareholders approved an amendment to the Oxford Industries, Inc. Long-Term Stock Incentive Plan and approved the ratification of Ernst & Young LLP as our independent auditors. The vote tabulation for each of these proposals was as follows:

					Broker
Proposal		For	Against	Abstain	Non-Vote
2	Amendment to Oxford Industries, Inc. Long-Term Stock Incentive Plan	13,859,436	550,524	17,168	2,029,651

3	Ratification of Independent Auditors	16,412,145	38,454	6,180	N/A
The text of the above proposals are incorporated by reference to Proposals 2 and 3, respectively, of our definitive proxy statement, dated September 1, 2006, filed with the SEC on September 8, 2006.
ITEM 5. OTHER INFORMATION
None
ITEM 6. EXHIBITS

3(a)	Articles of Incorporation of Oxford Industries, Inc. Incorporated by reference to Exhibit 3.1 from the Oxford Industries, Inc. Form 10-Q for the fiscal quarter ended August 29, 2003.

3(b)	Bylaws of Oxford Industries, Inc., as amended. Incorporated by reference to Exhibit 3.1 from the Oxford Industries, Inc. Form 8-K filed on January 9, 2007.

10.1	Amendment to the Oxford Industries, Inc. Long-Term Stock Incentive Plan, dated as of September 26, 2006. Incorporated by reference to Exhibit 99.1 from the Oxford Industries, Inc. Form 8-K filed on September 28, 2006.+

31.1	Section 302 Certification by Principal Executive Officer.*

31.2	Section 302 Certification by Principal Financial Officer.*

32	Section 906 Certification by Principal Executive Officer and Principal Financial Officer.*

*	Filed herewith.

+	Exhibit is a management contract or compensatory plan or arrangement.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

January 10, 2007	OXFORD INDUSTRIES, INC.
(Registrant)

/s/ Thomas Caldecot Chubb III

Thomas Caldecot Chubb III
Executive Vice President
(Authorized Signatory and Principal Financial Officer)