Form 10-Q
period 2007-03-02
OXFORD INDUSTRIES INC
filed 2007-04-04
CIK 75288

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended MARCH 2, 2007
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of shares outstanding
Title of each class	as of April 2, 2007

Common Stock, $1 par value	17,833,058

OXFORD INDUSTRIES, INC.
INDEX TO FORM 10-Q
For the third quarter of fiscal 2007

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

Fiscal 2009	52 weeks ending May 29, 2009
Fiscal 2008	52 weeks ending May 30, 2008
Fiscal 2007	52 weeks ending June 1, 2007
Fiscal 2006	52 weeks ended June 2, 2006

Nine months fiscal 2007	39 weeks ended March 2, 2007
Nine months fiscal 2006	39 weeks ended March 3, 2006

Fourth quarter fiscal 2007	13 weeks ending June 1, 2007
Third quarter fiscal 2007	13 weeks ended March 2, 2007
Second quarter fiscal 2007	13 weeks ended December 1, 2006
First quarter fiscal 2007	13 weeks ended September 1, 2006

Fourth quarter fiscal 2006	13 weeks ended June 2, 2006
Third quarter fiscal 2006	13 weeks ended March 3, 2006
Second quarter fiscal 2006	13 weeks ended December 2, 2005
First quarter fiscal 2006	13 weeks ended September 2, 2005

PART I. FINANCIAL INFORMATION
ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OXFORD INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
(in thousands, except per share amounts)

	Third Quarter		Nine Months
	Fiscal 2007	Fiscal 2006	Fiscal 2007	Fiscal 2006

Net sales	$266,595	$275,160	$841,660	$821,538
Cost of goods sold	158,329	165,294	513,483	503,151

Gross profit	108,266	109,866	328,177	318,387
Selling, general and administrative expenses	90,393	88,733	265,963	253,937
Amortization of intangible assets	1,649	1,853	4,746	5,557

	92,042	90,586	270,709	259,494
Royalties and other operating income	3,448	3,117	10,234	10,031

Operating income	19,672	22,397	67,702	68,924
Interest expense, net	5,393	5,983	16,836	18,088

Earnings before income taxes	14,279	16,414	50,866	50,836
Income taxes	4,553	5,308	17,840	17,733

Earnings from continuing operations	9,726	11,106	33,026	33,103
Earnings (loss) from discontinued operations, net of taxes	14	3,496	(183)	6,390

Net earnings	$9,740	$14,602	$32,843	$39,493

Earnings from continuing operations per common share:
Basic	$0.55	$0.63	$1.87	$1.89
Diluted	$0.54	$0.63	$1.85	$1.86
Earnings (loss) from discontinued operations per common share:
Basic	$0.00	$0.20	$(0.01)	$0.37
Diluted	$0.00	$0.20	$(0.01)	$0.36
Net earnings per common share:
Basic	$0.55	$0.83	$1.86	$2.26
Diluted	$0.54	$0.82	$1.84	$2.22

Weighted average common shares outstanding:
Basic	17,695	17,533	17,647	17,471
Dilutive impact of options and restricted shares	202	235	219	280

Diluted	17,897	17,768	17,866	17,751

Dividends per common share	$0.18	$0.15	$0.48	$0.42
See accompanying notes.

OXFORD INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except per share amounts)

	March 2,	June 2,	March 3,
	2007	2006	2006

ASSETS
Current Assets:
Cash and cash equivalents	$15,808	$10,479	$10,004
Receivables, net	141,267	144,079	153,549
Inventories	160,845	123,594	133,388
Prepaid expenses	19,328	20,214	21,351
Current assets related to discontinued operations, net	—	59,215	88,281

Total current assets	337,248	357,581	406,573
Property, plant and equipment, net	84,212	73,663	68,910
Goodwill, net	201,010	199,232	181,419
Intangible assets, net	233,779	234,453	232,960
Other non-current assets, net	30,208	20,666	21,175
Non-current assets related to discontinued operations, net	—	—	4,784

Total Assets	$886,457	$885,595	$915,821

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Trade accounts payable and other accrued expenses	$105,800	$105,038	$94,175
Accrued compensation	23,612	26,754	24,344
Additional acquisition cost payable	—	11,897	—
Dividends payable	—	2,646	2,643
Income taxes payable	1,697	3,138	5,668
Short-term debt and current maturities of long-term debt	399	130	1,492
Current liabilities related to discontinued operations	—	30,716	17,678

Total current liabilities	131,508	180,319	146,000
Long-term debt, less current maturities	208,550	200,023	309,483
Other non-current liabilities	36,149	29,979	28,440
Deferred income taxes	78,654	76,573	74,579
Non-current liabilities related to discontinued operations	—	—	47
Commitments and contingencies
Shareholders’ Equity:
Preferred stock, $1.00 par value; 30,000 authorized and none issued and outstanding at March 2, 2007; June 2, 2006; and March 3, 2006	—	—	—
Common stock, $1.00 par value; 60,000 authorized and 17,833 issued and outstanding at March 2, 2007; 17,646 issued and outstanding at June 2, 2006; and 17,613 issued and outstanding at March 3, 2006	17,833	17,646	17,613
Additional paid-in capital	80,865	74,812	72,232
Retained earnings	325,286	300,973	272,938
Accumulated other comprehensive income (loss)	7,612	5,270	(5,511)

Total shareholders’ equity	431,596	398,701	357,272

Total Liabilities and Shareholders’ Equity	$886,457	$885,595	$915,821

See accompanying notes.

OXFORD INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Nine Months
	Fiscal 2007	Fiscal 2006

Cash Flows From Operating Activities:
Earnings from continuing operations	$33,026	$33,103
Adjustments to reconcile earnings from continuing operations to net cash provided by (used in) operating activities:
Depreciation	12,104	11,046
Amortization of intangible assets	4,746	5,557
Amortization of deferred financing costs and bond discount	1,849	1,939
Stock compensation expense	2,028	1,732
Loss on sale of property, plant and equipment	419	243
Equity loss (income) from unconsolidated entities	(1,499)	340
Deferred income taxes	(347)	(2,324)
Changes in working capital:
Receivables	4,335	(6,150)
Inventories	(36,552)	13,038
Prepaid expenses	145	(1,562)
Current liabilities	(5,004)	(36,682)
Other non-current assets	(795)	(2,953)
Other non-current liabilities	6,145	4,904

Net cash provided by (used in) operating activities	20,600	22,231
Cash Flows From Investing Activities:
Acquisitions, net of cash acquired	(13,260)	(11,501)
Investment in unconsolidated entity	(9,090)	—
Distribution from unconsolidated entity	—	2,026
Purchases of property, plant and equipment	(23,072)	(16,554)
Proceeds from sale of property, plant and equipment	130	184

Net cash provided by (used in) investing activities	(45,292)	(25,845)
Cash Flows From Financing Activities:
Repayment of financing arrangements	(160,921)	(269,910)
Proceeds from financing arrangements	169,194	288,382
Proceeds from issuance of common stock including tax benefits	4,212	5,052
Dividends on common stock	(11,175)	(6,889)

Net cash provided by (used in) financing activities	1,310	16,635
Cash Flows From Discontinued Operations:
Net operating cash flows provided by (used in) discontinued operations	28,316	(8,864)
Net investing cash flows provided by (used in) discontinued operations	—	(37)

Net cash provided by (used in) discontinued operations	28,316	(8,901)

Net change in cash and cash equivalents	4,934	4,120
Effect of foreign currency translation on cash and cash equivalents	395	(615)
Cash and cash equivalents at the beginning of period	10,479	6,499

Cash and cash equivalents at the end of period	$15,808	$10,004

Supplemental disclosure of cash flow information:
Cash paid for interest, net	$11,689	$15,145
Cash paid for income taxes	$24,334	$29,443
See accompanying notes.

OXFORD INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THIRD QUARTER FISCAL 2007
1.	Basis of Presentation: The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States. We believe the accompanying unaudited condensed consolidated financial statements reflect all normal, recurring adjustments that are necessary for a fair presentation of our financial position and results of operations for the periods presented. Results of operations for the interim periods presented are not necessarily indicative of results to be expected for our fiscal year primarily due to the impact of seasonality on our business. The accounting policies applied during the interim periods presented are consistent with the significant and critical accounting policies as described in our fiscal 2006 Form 10-K. The information included in this Form 10-Q should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and notes thereto included in our fiscal 2006 Form 10-K.

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

Certain amounts in our prior year consolidated financial statements have been reclassified to conform to the current year’s presentation.

2.	Inventories: The components of inventories as of the dates specified are summarized as follows (in thousands):

	March 2, 2007	June 2, 2006	March 3, 2006

Finished goods	$160,452	$125,466	$141,040
Work in process	14,594	9,774	7,820
Fabric, trim and supplies	24,144	26,308	22,367
LIFO reserve	(38,345)	(37,954)	(37,839)

Total	$160,845	$123,594	$133,388

3.	Debt: The following table details our debt as of the dates specified (in thousands):

	March 2,	June 2,	March 3,
	2007	2006	2006

$280 million U.S. Secured Revolving Credit Facility (“U.S. Revolver”), which accrues interest, unused line fees and letter of credit fees based upon a pricing grid which is tied to certain debt ratios, requires interest payments monthly with principal due at maturity (July 2009), and is collateralized by substantially all the assets of Oxford Industries, Inc. and our consolidated domestic subsidiaries	$9,300	$900	$110,400

£12 million Senior Secured Revolving Credit Facility (“U.K. Revolver”), which accrues interest at the bank’s base rate plus 1.0%, requires interest payments monthly with principal payable on demand or at maturity (July 2007), and is collateralized by substantially all the United Kingdom assets of Ben Sherman	—	102	1,456

$200 million Senior Unsecured Notes (“Senior Unsecured Notes”), which accrue interest at 8.875% (effective interest rate of 9.0%) and require interest payments semi-annually on June 1 and December 1 of each year, require payment of principal at maturity (June 2011), are subject to certain prepayment penalties and are guaranteed by our consolidated domestic subsidiaries	200,000	200,000	200,000

Other debt	399	35	47

Total debt	209,699	201,037	311,903

Unamortized discount on Senior Unsecured Notes	(750)	(884)	(928)

Short-term debt and current maturities of long-term debt	(399)	(130)	(1,492)

Long-term debt, less current maturities	$208,550	$200,023	$309,483

The U.S. Revolver, the U.K. Revolver and the Senior Unsecured Notes each include certain debt covenant restrictions that require us or our subsidiaries to maintain certain financial ratios that we believe are customary for similar facilities. The U.S. Revolver also includes limitations on certain restricted payments such as earn-outs, payment of dividends and prepayment of debt. As of March 2, 2007, we were compliant with all financial covenants and restricted payment clauses related to our debt agreements.

Our U.S. Revolver and U.K. Revolver are used to finance trade letters of credit and standby letters of credit, as well as provide funding for other operating activities and acquisitions, if any. As of March 2, 2007, approximately $58.3 million of trade letters of credit and other limitations on availability were outstanding against our U.S. Revolver and our U.K. Revolver. The combined net availability under our U.S. Revolver and U.K. Revolver agreements was approximately $235.7 million as of March 2, 2007.

4.	Restructuring Charges: During the third quarter of fiscal 2007 and the third and fourth quarters of fiscal 2006, we incurred certain charges related to restructuring in our Menswear Group as discussed below.

Fiscal 2007 Restructuring Charges

During the third quarter of fiscal 2007, we incurred severance charges of $1.4 million and $0.5 million in Corporate and Other and our Menswear Group, respectively. The impact of these severance payments in the third quarter of fiscal 2007 was included in selling, general and administrative expenses. Approximately $0.4 million of the amount in Corporate and Other was related to the acceleration of unvested restricted stock awards which would have otherwise been forfeited by the employees.

Fiscal 2006 Restructuring and Asset Impairment Charges

During the third quarter of fiscal 2006, we decided to close certain of our manufacturing plants in the Dominican Republic and Honduras, all of which were leased from third parties and to shut down our support functions at our Monroe, Georgia facility. The facilities in the Dominican Republic were closed during the third quarter of fiscal 2006 and the facility in Honduras was closed in the fourth quarter of fiscal 2006. The support functions at our Monroe, Georgia facility ceased and were consolidated with the support functions of our Lyons, Georgia facility during the fourth quarter of fiscal 2006.

As a result of these decisions, we wrote down the value of certain machinery, equipment and other assets, sold certain equipment, and incurred certain severance costs during the third quarter of fiscal 2006. The total charge for these items in the third quarter of fiscal 2006 was $1.0 million, substantially all of which was recognized in cost of goods sold. Fair value of the machinery and equipment was determined for the assets based on the proceeds expected to be received upon the disposition of the machinery and equipment. Additionally, operating losses at these facilities that were closed during fiscal 2006 totaled approximately $0.6 million during the third quarter of fiscal 2006. An additional charge of approximately $1.8 million related to these decisions was recognized in the fourth quarter of fiscal 2006.

5.	Comprehensive Income: Comprehensive income, which reflects the effects of foreign currency translation adjustments, is calculated as follows for the periods presented (in thousands):

	Third Quarter		Nine Months
	Fiscal 2007	Fiscal 2006	Fiscal 2007	Fiscal 2006

Net earnings	$9,740	$14,602	$32,843	$39,493
Gain (loss) on foreign currency translation, net of tax	(1,900)	1,588	2,342	(5,809)

Comprehensive income	$7,840	$16,190	$35,185	$33,684

6.	Stock Compensation: In December 2004, the FASB issued FASB Statement No. 123 (revised 2004), “Share-Based Payment” (FAS 123R), which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation” (FAS 123). FAS 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and amends FASB Statement No. 95, “Statement of Cash Flows.” Generally, the approach in FAS 123R is similar to the approach described in FAS 123. However, FAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the consolidated statements of earnings based on their fair values. Pro forma disclosure is no longer an alternative.

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

At March 2, 2007, we had options or awards outstanding under certain plans as further described in our fiscal 2006 Form 10-K. As permitted by FAS 123, we had previously accounted for share-based payments to employees using APB 25’s intrinsic value method. Accordingly, no stock-based employee compensation costs for any options were reflected in net earnings unless the options were modified, as all options granted under our plans had an exercise price equal to the market value of the underlying common stock on the date of grant. In fiscal 2005, we transitioned from the use of options to performance and service based restricted stock awards as the primary form of stock-based compensation granted to employees and members of our Board of Directors.
During the third quarter and nine months of fiscal 2007, we recognized stock compensation expense of approximately $0.4 million and $2.0 million, respectively, in earnings from continuing operations. During the third quarter of fiscal 2007, this expense consists of approximately $0.1 million related to restricted stock awards, which would have been recognized under FAS 123R or APB 25, and approximately $0.3 million (or $0.2 million after tax and $0.01 per common share after tax) related to stock options and our employee stock purchase plan, which would not have been expensed under APB 25. During the nine months of fiscal 2007, this expense consists of approximately $1.2 million related to restricted stock awards, which would have been recognized under FAS 123R or APB 25, and approximately $0.8 million (or $0.5 million after tax and $0.03 per common share after tax) related to stock options and our employee stock purchase plan, which would not have been expensed under APB 25. The income tax benefit related to the compensation cost was approximately $0.1 million and $0.3 million during the third quarter of fiscal 2007 and fiscal 2006, respectively, and $0.7 million and $0.8 million during the nine months of fiscal 2007 and fiscal 2006, respectively. The adoption of FAS 123R resulted in an increase in cash flow from operations and a decrease in cash flow from financing activities of approximately $1.0 million during the nine months of fiscal 2007.
The following table illustrates the effect on earnings from continuing operations and net earnings in the third quarter and nine months of fiscal 2006, if we had applied the fair value recognition provisions of FAS 123R to stock-based employee compensation (in thousands, except per share amounts). For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes option-pricing model and amortized over the option vesting period.

	Third	Nine
	Quarter	Months
	Fiscal 2006	Fiscal 2006

Earnings from continuing operations, as reported	$11,106	$33,103
Add: Total stock-based employee compensation expense recognized in continuing operations as determined under intrinsic value method for all awards, net of related tax effects	356	999
Deduct: Total stock-based employee compensation expense to be recognized in continuing operations determined under fair value based method for all awards, net of related tax effects	(531)	(1,508)

Pro forma earnings from continuing operations	$10,931	$32,594

Basic earnings from continuing operations per common share as reported	$0.63	$1.89
Pro forma basic earnings from continuing operations per common share	$0.62	$1.87
Diluted earnings from continuing operations per common share as reported	$0.63	$1.86
Pro forma diluted earnings from continuing operations per common share	$0.62	$1.84

	Third	Nine
	Quarter	Months
	Fiscal 2006	Fiscal 2006
Net earnings as reported	$14,602	$39,493
Add: Total stock-based employee compensation expense recognized in net earnings as determined under intrinsic value method for all awards, net of related tax effects	398	1,131
Deduct: Total stock-based employee compensation expense to be recognized in net earnings determined under fair value based method for all awards, net of related tax effects	(598)	(1,715)

Pro forma net earnings	$14,402	$38,909

Basic net earnings per common share as reported	$0.83	$2.26
Pro forma basic net earnings per common share	$0.82	$2.23
Diluted net earnings per common share as reported	$0.82	$2.22
Pro forma diluted net earnings per common share	$0.81	$2.20
The following table summarizes information about the outstanding stock options as of March 2, 2007.

	Number of	Exercise	Grant Date	Number
Date of Option Grant	Shares	Price	Fair Value	Exercisable	Expiration Date

July 1998	21,000	$17.83	$5.16	21,000	July 2008
July 1999	24,100	13.94	4.70	24,100	July 2009
July 2000	23,920	8.63	2.03	23,920	July 2010
July 2001	26,750	10.73	3.18	26,750	July 2011
July 2002	70,640	11.73	3.25	37,360	July 2012
August 2003	119,040	26.44	11.57	44,120	August 2013
December 2003	89,050	32.75	14.17	44,450	December 2013

	374,500			221,700

The table below summarizes options activity during the nine months of fiscal 2007.

		Weighted
		Average
		Exercise
	Shares	Price

Outstanding at June 2, 2006	533,180	$22
Granted	—	—
Exercised	(131,940)	20
Forfeited	(26,740)	29

Outstanding at March 2, 2007	374,500	$22

Exercisable at March 2, 2007	221,700	$19

The total intrinsic value for options exercised during the nine months of fiscal 2007 and the nine months of fiscal 2006 was approximately $3.3 million and $4.8 million, respectively. The total fair value for options that vested during the nine months of fiscal 2007 and the nine months of fiscal 2006 was approximately $1.8 million and $1.8 million, respectively. The aggregate intrinsic value for all options outstanding and exercisable at March 2, 2007 was approximately $9.6 million and $6.2 million, respectively.
As of March 2, 2007, there was approximately $1.6 million of unrecognized compensation cost related to unvested share-based compensation awards which have been made. That cost is expected to be recognized over fiscal 2008 and fiscal 2009. Additionally, approximately $1.5 million of compensation cost related to unvested stock options will be recognized over fiscal 2008 and fiscal 2009.
Grants of restricted stock and restricted share units are made to certain officers, key employees and members of our Board of Directors under our Long-Term Stock Incentive Plan. The following table summarizes information about the unvested stock as of March 2, 2007.

		Market Price on Date of
Restricted Stock Grant	Number of Shares	Grant	Vesting Date

Grants Based on Fiscal 2005 Performance Awards	55,200	$42	June 2008
Grants Based on Fiscal 2006 Performance Awards	35,435	$42	June 2009

	90,635

The table below summarizes the restricted stock award activity during the nine months of fiscal 2007:

Shares
Outstanding at June 2, 2006	67,125
Issued	40,440
Vested	(11,811)
Forfeited	(5,119)

Outstanding at March 2, 2007	90,635

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

7.	Segment Information: In our continuing operations, we have two operating segments for purposes of allocating resources and assessing performance. The Menswear Group produces branded, including Ben Sherman, and private label dress shirts, sport shirts, dress slacks, casual slacks, suits, sportcoats, suit separates, walkshorts, golf apparel, outerwear, sweaters, jeans, swimwear, footwear and headwear, licenses its brands for accessories and other products, and operates retail stores. The Tommy Bahama Group produces lifestyle branded casual attire, operates retail stores and restaurants and licenses its brands for accessories, footwear, furniture and other products.

Corporate and Other is a reconciling category for reporting purposes and includes our corporate offices, substantially all financing activities, LIFO inventory accounting adjustments and other costs that are not allocated to the operating groups. Total assets for Corporate and Other includes the LIFO inventory reserve of $38.3 million, $38.0 million and $37.8 million at March 2, 2007, June 2, 2006 and March 3, 2006, respectively.

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

	Third Quarter		Nine Months
	Fiscal 2007	Fiscal 2006	Fiscal 2007	Fiscal 2006

Net Sales
Menswear Group	$147,006	$166,109	$508,884	$530,517
Tommy Bahama Group	119,215	108,590	331,170	290,522
Corporate and Other	374	461	1,606	499

Total	$266,595	$275,160	$841,660	$821,538

	Third Quarter		Nine Months
	Fiscal 2007	Fiscal 2006	Fiscal 2007	Fiscal 2006
Depreciation
Menswear Group	$1,112	$1,013	$3,111	$2,939
Tommy Bahama Group	3,245	2,752	8,679	7,812
Corporate and Other	105	99	314	295

Total	$4,462	$3,864	$12,104	$11,046

Amortization of Intangible Assets
Menswear Group	$905	$812	$2,515	$2,432
Tommy Bahama Group	744	1,041	2,231	3,125

Total	$1,649	$1,853	$4,746	$5,557

Operating Income
Menswear Group	$2,662	$6,410	$26,963	$37,382
Tommy Bahama Group	22,234	19,747	52,996	44,213
Corporate and Other	(5,224)	(3,760)	(12,257)	(12,671)

Total Operating Income	19,672	22,397	67,702	68,924
Interest Expense, net	5,393	5,983	16,836	18,088

Earnings before income taxes	$14,279	$16,414	$50,866	$50,836

	March 2,	June 2,	March 3,
	2007	2006	2006

Assets
Menswear Group	$432,137	$398,930	$406,640
Tommy Bahama Group	456,612	423,376	409,719
Womenswear Group (discontinued)	—	59,215	93,065
Corporate and Other	(2,292)	4,074	6,397

Total	$886,457	$885,595	$915,821

8.	Consolidating Financial Data of Subsidiary Guarantors: Our Senior Unsecured Notes are guaranteed by our wholly owned domestic subsidiaries (“Subsidiary Guarantors”). All guarantees are full and unconditional. Non-guarantors consist of our subsidiaries which are organized outside of the United States and any subsidiaries which are not wholly-owned. We use the equity method with respect to investment in subsidiaries included in other non-current assets in our condensed consolidating financial statements. Set forth below are our unaudited condensed consolidating balance sheets as of March 2, 2007, June 2, 2006 and March 3, 2006, our unaudited condensed consolidating statements of earnings for the third quarter and nine months of fiscal 2007 and fiscal 2006 and our unaudited condensed consolidating statements of cash flows for the nine months of fiscal 2007 and fiscal 2006 (in thousands).

OXFORD INDUSTRIES, INC.
UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEETS
March 2, 2007

	Oxford		Subsidiary
	Industries	Subsidiary	Non-	Consolidating	Consolidated
	(Parent)	Guarantors	Guarantors	Adjustments	Total

ASSETS
Cash and cash equivalents	$1,354	$966	$13,488	$—	$15,808
Receivables, net	60,906	55,933	28,536	(4,108)	141,267
Inventories	72,412	70,820	18,244	(631)	160,845
Prepaid expenses	8,725	7,642	2,961	—	19,328

Total current assets	143,397	135,361	63,229	(4,739)	337,248
Property, plant and equipment, net	9,855	65,399	8,958	—	84,212
Goodwill, net	1,847	148,556	50,607	—	201,010
Intangible assets, net	1,390	137,144	95,245	—	233,779
Other non-current assets, net	719,706	150,244	1,335	(841,077)	30,208

Total Assets	$876,195	$636,704	$219,374	$(845,816)	$886,457

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities	$43,741	$61,016	$30,239	$(3,488)	$131,508
Long-term debt, less current portion	208,550	—	—	—	208,550
Non-current liabilities	193,627	(160,231)	111,902	(109,149)	36,149
Deferred income taxes	(1,319)	46,666	33,307	—	78,654
Total shareholders’/invested equity	431,596	689,253	43,926	(733,179)	431,596

Total Liabilities and Shareholders’/Invested Equity	$876,195	$636,704	$219,374	$(845,816)	$886,457

June 2, 2006

	Oxford		Subsidiary
	Industries	Subsidiary	Non-	Consolidating	Consolidated
	(Parent)	Guarantors	Guarantors	Adjustments	Total

ASSETS
Cash and cash equivalents	$5,175	$1,134	$4,181	$(11)	$10,479
Receivables, net	61,428	57,785	39,009	(14,143)	144,079
Inventories	58,924	50,880	14,546	(756)	123,594
Prepaid expenses	8,959	7,321	3,934	—	20,214
Current assets related to discontinued operations, net	52,065	7,150	—	—	59,215

Total current assets	186,551	124,270	61,670	(14,910)	357,581
Property, plant and equipment, net	11,122	53,648	8,893	—	73,663
Goodwill, net	1,847	148,342	49,043	—	199,232
Intangible assets, net	1,451	139,406	93,596	—	234,453
Other non-current assets, net	677,414	143,790	1,436	(801,974)	20,666

Total Assets	$878,385	$609,456	$214,638	$(816,884)	$885,595

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities related to continuing operations	$70,262	$57,872	$35,026	$(13,557)	$149,603
Current liabilities related to discontinued operations	27,813	2,903	—	—	30,716
Long-term debt, less current portion	200,016	7	—	—	200,023
Non-current liabilities	181,845	(154,586)	111,878	(109,158)	29,979
Deferred income taxes	(252)	46,795	30,030	—	76,573
Total shareholders’/invested equity	398,701	656,465	37,704	(694,169)	398,701

Total Liabilities and Shareholders’/Invested Equity	$878,385	$609,456	$214,638	$(816,884)	$885,595

OXFORD INDUSTRIES, INC.
UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEETS
March 3, 2006

	Oxford		Subsidiary
	Industries	Subsidiary	Non-	Consolidating	Consolidated
	(Parent)	Guarantors	Guarantors	Adjustments	Total

ASSETS
Cash and cash equivalents	$6,754	$936	$2,314	$—	$10,004
Receivables, net	74,206	57,804	63,171	(41,632)	153,549
Inventories	68,878	49,867	15,661	(1,018)	133,388
Prepaid expenses	10,601	7,162	3,588	—	21,351
Current assets related to discontinued operations, net	81,360	7,292	(371)	—	88,281

Total current assets	241,799	123,061	84,363	(42,650)	406,573
Property, plant and equipment, net	11,802	48,489	8,619	—	68,910
Goodwill, net	1,847	136,278	43,294	—	181,419
Intangible assets, net	1,461	140,420	91,079	—	232,960
Other non-current assets, net	668,020	143,879	1,572	(792,296)	21,175
Non-current assets related to discontinued operations, net	790	3,994	—	—	4,784

Total Assets	$925,719	$596,121	$228,927	$(834,946)	$915,821

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities related to continuing operations	$76,062	$58,495	$35,513	$(41,748)	$128,322
Current liabilities related to discontinued operations	16,296	1,374	8	—	17,678
Long-term debt, less current portion	309,472	11	—	—	309,483
Non-current liabilities	163,325	(134,226)	108,507	(109,119)	28,487
Deferred income taxes	3,293	42,321	28,965	—	74,579
Total shareholders’/invested equity	357,271	628,146	55,934	(684,079)	357,272

Total Liabilities and Shareholders’/Invested Equity	$925,719	$596,121	$228,927	$(834,946)	$915,821

OXFORD INDUSTRIES, INC.
UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS
Third Quarter of Fiscal 2007

	Oxford		Subsidiary
	Industries	Subsidiary	Non-	Consolidating	Consolidated
	(Parent)	Guarantors	Guarantors	Adjustments	Total

Net sales	$112,234	$131,145	$32,448	$(9,232)	$266,595
Cost of goods sold	87,850	57,796	14,621	(1,938)	158,329

Gross profit	24,384	73,349	17,827	(7,294)	108,266
Selling, general and administrative	26,695	57,640	18,118	(10,411)	92,042
Royalties and other income	31	1,273	1,752	392	3,448

Operating income	(2,280)	16,982	1,461	3,509	19,672
Interest (income) expense, net	2,815	(3,075)	2,119	3,534	5,393
Income from equity investment	12,466	—	—	(12,466)	—

Earnings before income taxes	7,371	20,057	(658)	(12,491)	14,279
Income taxes	(2,372)	6,776	159	(10)	4,553

Earnings from continuing operations	9,743	13,281	(817)	(12,481)	9,726
Earnings from discontinued operations, net of tax	14	—	—	—	14

Net earnings	$9,757	$13,281	$(817)	$(12,481)	$9,740

OXFORD INDUSTRIES, INC.
UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS
Nine Months of Fiscal 2007

	Oxford		Subsidiary
	Industries	Subsidiary	Non-	Consolidating	Consolidated
	(Parent)	Guarantors	Guarantors	Adjustments	Total

Net sales	$379,758	$376,762	$115,349	$(30,209)	$841,660
Cost of goods sold	295,161	172,838	52,327	(6,843)	513,483

Gross profit	84,597	203,924	63,022	(23,366)	328,177
Selling, general and administrative	80,609	167,019	56,219	(33,138)	270,709
Royalties and other income	76	5,348	5,061	(251)	10,234

Operating income	4,064	42,253	11,864	9,521	67,702
Interest (income) expense, net	10,211	(8,830)	6,058	9,397	16,836
Income from equity investment	36,515	3	—	(36,518)	—

Earnings before income taxes	30,368	51,086	5,806	(36,394)	50,866
Income taxes	(2,578)	18,450	1,925	43	17,840

Earnings from continuing operations	32,946	32,636	3,881	(36,437)	33,026
Earnings from discontinued operations, net	(183)	(64)	—	64	(183)

Net earnings	$32,763	$32,572	$3,881	$(36,373)	$32,843

Third Quarter of Fiscal 2006

	Oxford		Subsidiary
	Industries	Subsidiary	Non-	Consolidating	Consolidated
	(Parent)	Guarantors	Guarantors	Adjustments	Total

Net sales	$128,210	$124,826	$38,465	$(16,341)	$275,160
Cost of goods sold	98,042	55,213	16,749	(4,710)	165,294

Gross profit	30,168	69,613	21,716	(11,631)	109,866
Selling, general and administrative	27,425	53,945	19,282	(10,066)	90,586
Royalties and other income	457	1,618	1,122	(80)	3,117

Operating income	3,200	17,286	3,556	(1,645)	22,397
Interest (income) expense, net	7,597	(1,965)	1,791	(1,440)	5,983
Income from equity investment	12,382	(84)	—	(12,298)	—

Earnings before income taxes	7,985	19,167	1,765	(12,503)	16,414
Income taxes	(2,488)	6,731	1,137	(72)	5,308

Earnings from continuing operations	10,473	12,436	628	(12,431)	11,106
Earnings from discontinued operations, net	4,261	(765)	—	—	3,496

Net earnings	$14,734	$11,671	$628	$(12,431)	$14,602

Nine Months of Fiscal 2006

	Oxford		Subsidiary
	Industries	Subsidiary	Non-	Consolidating	Consolidated
	(Parent)	Guarantors	Guarantors	Adjustments	Total

Net sales	$396,164	$345,353	$131,691	$(51,670)	$821,538
Cost of goods sold	304,023	155,869	58,156	(14,897)	503,151

Gross profit	92,141	189,484	73,535	(36,773)	318,387
Selling, general and administrative	81,783	151,807	60,012	(34,108)	259,494
Royalties and other income	181	5,413	4,656	(219)	10,031

Operating income	10,539	43,090	18,179	(2,884)	68,924
Interest (income) expense, net	22,371	(7,641)	5,677	(2,319)	18,088
Income from equity investment	39,811	24	—	(39,835)	—

Earnings before income taxes	27,979	50,755	12,502	(40,400)	50,836
Income taxes	(4,691)	17,670	4,951	(197)	17,733

Earnings from continuing operations	32,670	33,085	7,551	(40,203)	33,103
Earnings from discontinued operations, net	7,190	889	(1,689)	—	6,390

Net earnings	$39,860	$33,974	$5,862	$(40,203)	$39,493

OXFORD INDUSTRIES, INC.
UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Nine Months of Fiscal 2007

	Oxford		Subsidiary
	Industries	Subsidiary	Non-	Consolidating	Consolidated
	(Parent)	Guarantors	Guarantors	Adjustments	Total

Cash Flows From Operating Activities
Net cash (used in) provided by operating activities	$(22,086)	$31,389	$11,286	$11	$20,600
Cash Flows from Investing Activities
Acquisitions	(12,111)	—	(1,149)	—	(13,260)
Investment in unconsolidated entity	—	(9,090)	—	—	(9,090)
Purchases of property, plant and equipment	(355)	(21,535)	(1,182)	—	(23,072)
Proceeds from sale of property, plant and equipment	114	16	—	—	130

Net cash (used in) provided by investing activities	(12,352)	(30,609)	(2,331)	—	(45,292)
Cash Flows from Financing Activities
Change in debt	8,388	(12)	(103)	—	8,273
Proceeds from issuance of common stock	4,212	—	—	—	4,212
Change in inter-company payable	10,779	(10,839)	60	—	—
Dividends on common stock	(11,175)	—	—	—	(11,175)

Net cash (used in) provided by financing activities	12,204	(10,851)	(43)	—	1,310
Cash Flows from Discontinued Operations
Net cash flows provided by discontinued operations	18,413	9,903	—	—	28,316

Net change in Cash and Cash Equivalents	(3,821)	(168)	8,912	11	4,934
Effect of foreign currency translation	—	—	395	—	395
Cash and Cash Equivalents at the Beginning of Period	5,175	1,134	4,181	(11)	10,479

Cash and Cash Equivalents at the End of Period	$1,354	$966	$13,488	$—	$15,808

OXFORD INDUSTRIES, INC.
UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Nine Months of Fiscal 2006

	Oxford		Subsidiary
	Industries	Subsidiary	Non-	Consolidating	Consolidated
	(Parent)	Guarantors	Guarantors	Adjustments	Total

Cash Flows From Operating Activities
Net cash (used in) provided by operating activities	$(533)	$25,218	$(2,356)	$(98)	$22,231
Cash Flows from Investing Activities
Acquisitions	(11,501)	—	—	—	(11,501)
Distribution from joint venture	—	2,026	—	—	2,026
Purchases of property, plant and equipment	(3,338)	(11,752)	(1,464)	—	(16,554)
Proceeds from sale of property, plant and equipment	13	171	—	—	184

Net cash (used in) provided by investing activities	(14,826)	(9,555)	(1,464)	—	(25,845)
Cash Flows from Financing Activities
Change in debt	20,263	(16)	(1,775)	—	18,472
Proceeds from issuance of common stock	5,052	—	—	—	5,052
Change in inter-company payable	10,985	(15,337)	4,280	72	—
Dividends on common stock	(6,889)	—	—	—	(6,889)

Net cash (used in) provided by financing activities	29,411	(15,353)	2,505	72	16,635
Cash Flows from Discontinued Operations
Net cash flows provided by discontinued operations	(10,011)	(1,233)	2,343	—	(8,901)

Net change in Cash and Cash Equivalents	4,041	(923)	1,028	(26)	4,120
Effect of foreign currency translation	—	—	(615)	—	(615)
Cash and Cash Equivalents at the Beginning of Period	2,713	1,859	1,901	26	6,499

Cash and Cash Equivalents at the End of Period	$6,754	$936	$2,314	$—	$10,004

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
We operate in an industry that is highly competitive. Our ability to continuously evaluate and respond to changing consumer demands and tastes across multiple market segments, distribution channels and geographic regions is critical to our success. Although our approach is aimed at diversifying our risks, misjudging shifts in consumer preferences could have a negative effect on future operating results. Other key aspects of competition include quality, brand image, distribution methods, price, customer service and intellectual property protection. Our size and global operating strategies help us to successfully compete by providing opportunities for operating synergies. Our success in the future will depend on our ability to design products that are acceptable to the markets we serve and to source our products on a competitive basis while still earning appropriate margins.
The most significant factors impacting our results and contributing to the decrease in diluted earnings from continuing operations per common share to $0.54 in the third quarter of fiscal 2007 from $0.63 in the third quarter of fiscal 2006 and the decrease in diluted net earnings per common share to $0.54 in the third quarter of fiscal 2007 from $0.82 in the third quarter of fiscal 2006 were:
•	the Menswear Group’s 11.5% decrease in net sales and 58.5% decrease in operating income, primarily due to the decreased sales and operating margins in our tailored clothing business;

•	the Tommy Bahama Group’s 9.8% increase in net sales and 12.6% increase in operating income, primarily due to product line expansion including Tommy Bahama Relaxtm, Tommy Bahama Golf 18tm and Tommy Bahama Swimtm, continuing strength in existing product lines and retail store expansion; and

•	the disposition of substantially all of the assets of our Womenswear Group on June 2, 2006, resulting in all Womenswear Group operations for all periods presented being reclassified to discontinued operations.
The most significant factors impacting our results and contributing to the decrease in diluted earnings from continuing operations per common share to $1.85 in the nine months of fiscal 2007 from $1.86 in the nine months of fiscal 2006 and the decrease in diluted net earnings per common share to $1.84 in the nine months of fiscal 2007 from $2.22 in the nine months of fiscal 2006 were:
•	the Menswear Group’s 4.1% decrease in net sales and 27.9% decrease in operating income, primarily due to the decreased sales and operating margins for Ben Sherman and our tailored clothing business partially offset by improved performance in our sportswear operations;

•	the Tommy Bahama Group’s 14.0% increase in net sales and 19.9% increase in operating income, primarily due to product line expansion including Tommy Bahama Relax, Tommy Bahama Golf 18 and Tommy Bahama Swim, continuing strength in existing product lines and retail store expansion; and

•	the disposition of substantially all of the assets of our Womenswear Group on June 2, 2006, resulting in all Womenswear Group operations for all periods presented being reclassified to discontinued operations.

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

	Third Quarter		Percent	Nine Months		Percent
	Fiscal 2007	Fiscal 2006	Change	Fiscal 2007	Fiscal 2006	Change

Net sales	$266,595	$275,160	(3.1%)	$841,660	$821,538	2.4%
Cost of goods sold	158,329	165,294	(4.2%)	513,483	503,151	2.1%

Gross profit	108,266	109,866	(1.5%)	328,177	318,387	3.1%
Selling, general and administrative expenses	90,393	88,733	1.9%	265,963	253,937	4.7%
Amortization of intangible assets	1,649	1,853	(11.0%)	4,746	5,557	(14.6%)
Royalties and other operating income	3,448	3,117	10.6%	10,234	10,031	2.0%

Operating income	19,672	22,397	(12.2%)	67,702	68,924	(1.8%)
Interest expense, net	5,393	5,983	(9.9%)	16,836	18,088	(6.9%)

Earnings before income taxes	14,279	16,414	(13.0%)	50,866	50,836	0.1%
Income taxes	4,553	5,308	(14.2%)	17,840	17,733	0.6%

Earnings from continuing operations	9,726	11,106	(12.4%)	33,026	33,103	(0.2%)
Earnings (loss) from discontinued operations, net of taxes	14	3,496	(99.6%)	(183)	6,390	(102.9%)

Net earnings	$9,740	$14,602	(33.3%)	$32,843	$39,493	(16.8%)

The following table sets forth the line items in our consolidated statements of earnings as a percentage of net sales. We have calculated all percentages based on actual data, but columns may not add due to rounding.

	Percent of Net Sales
	Third Quarter		Nine Months
	Fiscal 2007	Fiscal 2006	Fiscal 2007	Fiscal 2006

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	59.4%	60.1%	61.0%	61.2%

Gross profit	40.6%	39.9%	39.0%	38.8%
Selling, general and administrative expenses	33.9%	32.2%	31.6%	30.9%
Amortization of intangible assets, net	0.6%	0.7%	0.6%	0.7%
Royalties and other operating income	1.3%	1.1%	1.2%	1.2%

Operating income	7.4%	8.1%	8.0%	8.4%
Interest expense, net	2.0%	2.2%	2.0%	2.2%

Earnings before income taxes	5.4%	6.0%	6.0%	6.2%
Income taxes	1.7%	1.9%	2.1%	2.2%

Earnings from continuing operations	3.6%	4.0%	3.9%	4.0%

Earnings (loss) from discontinued operations	0.0%	1.3%	0.0%	0.8%

Net earnings	3.7%	5.3%	3.9%	4.8%

SEGMENT DEFINITION
In our continuing operations, we have two operating segments for purposes of allocating resources and assessing performance. The Menswear Group produces branded, including Ben Sherman, and private label dress shirts, sport shirts, dress slacks, casual slacks, suits, sportcoats, suit separates, walkshorts, golf apparel, outerwear, sweaters, jeans, swimwear, footwear and headwear, licenses its brands for accessories and other products and operates retail stores. The Tommy Bahama Group produces lifestyle branded casual attire, operates retail stores and restaurants, and licenses its brands for accessories, footwear, furniture and other products.
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

	Third Quarter		Percent	Nine Months		Percent
	Fiscal 2007	Fiscal 2006	Change	Fiscal 2007	Fiscal 2006	Change

Net Sales
Menswear Group	$147,006	$166,109	(11.5%)	$508,884	$530,517	(4.1%)
Tommy Bahama Group	119,215	108,590	9.8%	331,170	290,522	14.0%
Corporate and Other	374	461	(18.9%)	1,606	499	N/M

Total Net Sales	$266,595	$275,160	(3.1%)	$841,660	$821,538	2.4%

Operating Income
Menswear Group	$2,662	$6,410	(58.5%)	$26,963	$37,382	(27.9%)
Tommy Bahama Group	22,234	19,747	12.6%	52,996	44,213	19.9%
Corporate and Other	(5,224)	(3,760)	(38.9%)	(12,257)	(12,671)	(3.3%)

Total Operating Income	$19,672	$22,397	(12.2%)	$67,702	$68,924	(1.8%)

For further information regarding our segments, see Note 7 to our unaudited condensed consolidated financial statements included in this report.
THIRD QUARTER OF FISCAL 2007 COMPARED TO THIRD QUARTER OF FISCAL 2006
The discussion below compares our operating results for the third quarter of fiscal 2007 to the third quarter of fiscal 2006. Each percentage change provided below reflects the change between these periods unless indicated otherwise.
Net sales decreased by $8.6 million, or 3.1%. The decrease was primarily due to a decrease in the average selling price per unit of 8.4% partially offset by an increase in unit sales of 4.6% due to the changes discussed below.
The Menswear Group reported an 11.5% decline in net sales. The decline was due to a decrease in the average selling price per unit of 13.5% partially offset by a unit sales increase of 2.4%. The decline in the average selling price per unit resulted from decreases in the average selling price per unit in men’s sportswear and the decreased ratio of Ben Sherman and men’s tailored clothing sales to total menswear sales. Ben Sherman and men’s tailored clothing generally have a higher average selling price per unit than men’s sportswear. The decline in the average selling price per unit was partially offset by increases in the average selling price per unit for Ben Sherman. The increase in unit sales resulted from an increase in unit sales in men’s sportswear partially offset by declines in unit sales in Ben Sherman and men’s tailored clothing.

The Tommy Bahama Group reported a 9.8% increase in net sales as a result of growth in wholesale and retail sales. The increase was due to an increase in unit sales of 14.4% partially offset by a decline in the average selling price per unit of 5.4%. The decline in the average selling price per unit was primarily due to product mix with a greater proportion of sales being comprised of the Tommy Bahama Relax, Tommy Bahama Golf 18 and Tommy Bahama Swim products which generally sell at lower price points. The increase in retail sales was primarily due to an increase in the number of retail stores to 66 at the end of the third quarter of fiscal 2007 compared to 58 at the end of third quarter of fiscal 2006.
Gross profit decreased 1.5%. The decrease was due to the decrease in net sales partially offset by higher gross margins. Gross margins increased from 39.9% of net sales in the third quarter of fiscal 2006 to 40.6% of net sales in the third quarter of fiscal 2007. The increase in gross margin was primarily due to the increased proportion of Tommy Bahama sales to total sales and the inclusion of restructuring and asset impairment charges in cost of goods sold in the third quarter of fiscal 2006. Tommy Bahama sales generally carry a higher gross margin than sales in our other product lines.
Our gross profit may not be directly comparable to those of our competitors, as income statement classifications of certain expenses may vary by company.
Selling, general and administrative expenses, or SG&A, increased 1.9%. The increase in SG&A was primarily due to expenses associated with additional retail stores, new product offerings (including Tommy Bahama Relax, Tommy Bahama Golf 18 and Tommy Bahama Swim) in the Tommy Bahama Group and $1.9 million of severance costs in the third quarter of fiscal 2007 as discussed in note 4 of our unaudited condensed consolidated financial statements contained in this report. SG&A was 32.2% of net sales in the third quarter of fiscal 2006 compared to 33.9% of net sales in the third quarter of fiscal 2007. This increase in SG&A as a percentage of net sales was primarily due to the decrease in sales and a higher proportion of sales of Tommy Bahama products, which generally carry a higher SG&A structure than our men’s sportswear and tailored clothing businesses.
Amortization of intangible assets decreased 11.0%. The decrease was due to certain intangible assets acquired as part of our previous acquisitions, which generally have a greater amount of amortization in the earlier periods following the acquisition than later periods. We expect that amortization expense will decrease in future years unless we acquire additional intangible assets.
Royalties and other operating income increased 10.6%. The increase was primarily due to an increase in our share of equity income received from an unconsolidated entity that owns the Hathaway® trademark, which was acquired in the first quarter of fiscal 2007.
Operating income decreased 12.2% due to the changes discussed below.
The Menswear Group reported a 58.5% decrease in operating income. The decrease in operating income was primarily due to the lower sales and operating margins in our men’s tailored clothing business. Our tailored clothing business has continued to encounter sluggish demand at retail and downward pressure on our margins. Additionally, the third quarter of fiscal 2006 included $1.6 million of restructuring, plant shut-down and asset impairment charges.
The Tommy Bahama Group reported a 12.6% increase in operating income. The increase in operating income was primarily due to increased sales volume in existing and new product lines partially offset by increased operating expenses. The increased operating expenses were primarily due to the opening of additional retail stores and additional infrastructure to support our new product lines, including Tommy Bahama Relax, Tommy Bahama Golf 18 and Tommy Bahama Swim.
The Corporate and Other operating loss increased $1.5 million, or 38.9%. The increase in operating loss was primarily due to the $1.9 million of severance costs discussed in note 4 of our unaudited condensed consolidated financial statements contained in this report partially offset by payments we received for certain corporate administrative services we provided to the purchaser of the assets of the Womenswear Group pursuant to a transition services agreement.
Interest expense, net decreased 9.9%. The decrease in interest expense was primarily due to the lower debt levels in the third quarter of fiscal 2007.

Income taxes were at an effective tax rate of 31.9% for the third quarter of fiscal 2007 compared to 32.3% for the third quarter of fiscal 2006. The rate for the third quarter of fiscal 2007 is lower than in other quarters during our fiscal year due to the release of certain contingency reserves during the quarter. The effective tax rate for the third quarter of fiscal 2007 is not indicative of the rate for future periods.
Discontinued operations resulted from the disposition of our Womenswear Group on June 2, 2006, leading to all Womenswear Group operations being reclassified to discontinued operations for all periods presented. The decrease in earnings from discontinued operations was primarily due to the inclusion of the full operations of the Womenswear Group in the third quarter of fiscal 2006, but only incidental items related to the Womenswear Group in the third quarter of fiscal 2007.
NINE MONTHS OF FISCAL 2007 COMPARED TO NINE MONTHS OF FISCAL 2006
The discussion below compares our operating results for the nine months of fiscal 2007 to the nine months of fiscal 2006. Each percentage change provided below reflects the change between these periods unless indicated otherwise.
Net sales increased by $20.1 million, or 2.4%. The increase was primarily due to an increase in unit sales of 4.5% partially offset by a decrease in the average selling price per unit of 2.6% due to the changes discussed below.
The Menswear Group reported a 4.1% decrease in net sales. The decrease was due to a decline in the average selling price per unit of 5.7% partially offset by an increase in the number of units sold of 1.7%. The decline in the average selling price per unit was primarily due to a decrease in the average selling price per unit in our men’s sportswear business and the decreased ratio of Ben Sherman and men’s tailored clothing sales to total menswear sales. Ben Sherman and men’s tailored clothing generally have a higher average selling price per unit than men’s sportswear. The decline in the average selling price per unit was partially offset by increases in the average selling price per unit for our Ben Sherman and tailored clothing businesses. The increase in unit sales was a result of an increase in unit sales in the men’s sportswear business partially offset by decreases in unit sales in the Ben Sherman and men’s tailored clothing businesses.
The Tommy Bahama Group reported a 14.0% increase in net sales as a result of growth in wholesale and retail sales. The increase was due to an increase in unit sales of 18.9% partially offset by a decline in the average selling price per unit of 4.7%. The decline in the average selling price per unit was primarily due to an increase in the ratio of wholesale to retail sales, with wholesale sales having lower average selling prices, and more sales of our new product offerings including Tommy Bahama Relax, Tommy Bahama Golf 18 and Tommy Bahama Swim, which generally are sold at lower price points. Retail sales increased due to an increase in the number of retail stores to 66 at the end of the nine months of fiscal 2007 compared to 58 at the end of the nine months of fiscal 2006.
Gross profit increased 3.1%. The increase was due to higher net sales and higher gross margins. Gross margins increased from 38.8% in the nine months of fiscal 2006 to 39.0% in the nine months of fiscal 2007. This increase in gross margin was the result of increased Tommy Bahama sales as a percentage of total sales and the inclusion of restructuring and asset impairment charges in cost of goods sold in the third quarter of fiscal 2006, partially offset by lower gross margins in men’s tailored clothing.
Our gross profit may not be directly comparable to those of our competitors, as income statement classifications of certain expenses may vary by company.
Selling, general and administrative expenses, or SG&A, increased 4.7%. The increase in SG&A was primarily due to expenses associated with additional retail stores, new product offerings including Tommy Bahama Relax, Tommy Bahama Golf 18 and Tommy Bahama Swim in the Tommy Bahama Group and $1.9 million of severance costs discussed in note 4 of our unaudited condensed consolidated financial statements contained in this report. SG&A was 30.9% of net sales for the nine months of fiscal 2006 compared to 31.6% of net sales for the nine months of fiscal 2007. This increase in SG&A as a percentage of net sales was primarily due to a higher proportion of sales of Tommy Bahama products, which generally carry a higher SG&A structure than our men’s sportswear and tailored clothing businesses.
Amortization of intangible assets decreased 14.6%. The decrease was due to certain intangible assets acquired as part of our previous acquisitions, which generally have a greater amount of amortization in the earlier periods following the acquisition than later periods.

Royalties and other operating income increased 2.0%. The increase was primarily due to an increase in our share of equity income received from an unconsolidated entity that owns the Hathaway trademark which was partially offset by a decline in our Tommy Bahama royalty income. In the first quarter of fiscal 2006, we recognized a gain of approximately $0.5 million related to the sale of substantially all of the assets of Paradise Shoe, the licensee of Tommy Bahama footwear in which we held a 50% interest.
Operating income decreased 1.8% due to the changes discussed below.
The Menswear Group reported a 27.9% decrease in operating income. The decrease in operating income was primarily due to lower sales and lower margins in our men’s tailored clothing and Ben Sherman businesses. Our tailored clothing business has continued to encounter sluggish demand at retail and downward pressure on our margins. These items were partially offset by increased operating income in men’s sportswear. Additionally, the third quarter of fiscal 2006 included $1.6 million of restructuring, plant shut-down and asset impairment charges.
The Tommy Bahama Group reported a 19.9% increase in operating income. The increase in operating income was primarily due to increased sales volume in existing and new product lines partially offset by increased operating expenses and reduced royalty income. The increased operating expenses were primarily due to the opening of additional retail stores and additional infrastructure to support our new product lines, including Tommy Bahama Relax, Tommy Bahama Golf 18 and Tommy Bahama Swim.
The Corporate and Other operating loss decreased $0.4 million, or 3.3%. The decrease in the operating loss was primarily due to payments we received for certain corporate administrative services we provided to the purchaser of the assets of the Womenswear Group pursuant to a transition services agreement partially offset by certain severance costs in the third quarter of fiscal 2007.
Interest expense, net decreased 6.9%. The decrease in interest expense was primarily due to the lower debt levels in the nine months of fiscal 2007, partially offset by higher interest rates during the nine months of fiscal 2007.
Income taxes were at an effective tax rate of 35.1% for the nine months of fiscal 2007 compared to 34.9% for the nine months of fiscal 2006. The effective tax rate for the nine months of fiscal 2007 may not be indicative of the rate in future periods.
Discontinued operations resulted from the disposition of our Womenswear Group operations on June 2, 2006, leading to all Womenswear Group operations being reclassified to discontinued operations for all periods presented. The decrease in earnings from discontinued operations was primarily due to the inclusion of the full operations of the Womenswear Group in the nine months of fiscal 2006, but only incidental items related to the Womenswear Group in the nine months of fiscal 2007.
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
Our liquidity requirements arise from the funding of our working capital needs, which include inventory, other operating expenses and accounts receivable, funding of capital expenditures, payment of quarterly dividends, repayment of our indebtedness, payment of interest on outstanding indebtedness and acquisitions, if any. Generally, our product purchases are accomplished through trade letters of credit which are drawn against our lines of credit at the time of shipment of the products and reduce the amounts available under our lines of credit when issued. We also purchase some of our products on terms from vendors.
Cash and cash equivalents on hand was $15.8 million at March 2, 2007 and $10.0 million at March 3, 2006, respectively.

Operating Activities
During the nine months of fiscal 2007, our continuing operations provided $20.6 million of cash compared to $22.2 million of cash during the nine months of fiscal 2006. Operating cash flows from continuing operations was primarily a result of the earnings from continuing operations for the period adjusted for non-cash activities such as depreciation, amortization and stock compensation for restricted stock awards and changes in working capital accounts. During the nine months of fiscal 2007, the net cash proceeds primarily resulted from the earnings for the period partially offset by a significant investment in inventories during the period as discussed below. During the nine months of fiscal 2006, the net cash proceeds primarily resulted from earnings for the period and a reduction in inventory partially offset by a significant reduction in current liabilities.
Our working capital ratio, which is calculated by dividing total current assets by total current liabilities, was 2.56:1 and 2.78:1 at March 2, 2007 and March 3, 2006, respectively. The change was due to the 17% reduction of current assets partially offset by the 10% decrease in current liabilities primarily related to discontinued operations, as discussed below.
Receivables, net were $141.3 million and $153.5 million at March 2, 2007 and March 3, 2006, respectively, a decrease of 8%. The decrease was primarily due to the lower sales in the third quarter of fiscal 2007. Days’ sales outstanding for our accounts receivable, excluding retail sales, was 49 days and 53 days at March 2, 2007 and March 3, 2006, respectively.
Inventories were $160.8 million and $133.4 million at March 2, 2007 and March 3, 2006, respectively, an increase of 21%. Inventory for the Tommy Bahama Group increased to support additional retail stores and due to inventory related to our Tommy Bahama Relax, Tommy Bahama Golf 18 and Tommy Bahama Swim product lines which we began in late fiscal 2006. Inventory for our tailored clothing business increased due to lower than planned sales which resulted in higher than optimal levels in our replenishment programs seasonal inventories. We expect the inventory levels in our tailored clothing business to stabilize within the next twelve months. These increases were partially offset by a reduction of inventory in our men’s sportswear inventory. Our days’ supply of inventory on hand related to continuing operations, calculated on a trailing twelve month average using a FIFO basis, was 100 days and 98 days at March 2, 2007 and March 3, 2006, respectively.
Prepaid expenses were $19.3 million and $21.4 million at March 2, 2007 and March 3, 2006, respectively. The decrease in prepaid expenses was primarily due to a decrease in prepaid royalties due to the timing of certain royalty payments.
Current assets related to discontinued operations were $0.0 million and $88.3 million at March 2, 2007 and March 3, 2006, respectively. The decrease in current assets related to discontinued operations resulted from the disposition of the Womenswear Group on June 2, 2006.
Current liabilities, which primarily consist of payables arising out of our operating activities, were $131.5 million and $146.0 million at March 2, 2007 and March 3, 2006, respectively. Current liabilities include current liabilities related to discontinued operations of $0.0 million and $17.7 million at March 2, 2007 and March 3, 2006, respectively. The current liabilities related to discontinued operations at March 3, 2006 reflected all operations of the Womenswear Group. The increase in current liabilities related to continuing operations was primarily due to the outstanding accounts payable related to the increase in inventory at March 2, 2007 partially offset by the reduction in our short term debt levels under our U.K. Revolver and the payment of our quarterly dividend prior to the end of the third quarter in fiscal 2007 but subsequent to the end of the third quarter in fiscal 2006.
Deferred income taxes were $78.7 million and $74.6 million at March 2, 2007 and March 3, 2006, respectively. The change resulted primarily from the change in foreign currency exchange rates.
Other non-current liabilities, which primarily consist of deferred rent and deferred compensation amounts, were $36.1 million and $28.4 million at March 2, 2007 and March 3, 2006, respectively. The increase was primarily due to the recognition of additional deferred rent and deferred compensation during the twelve months subsequent to March 3, 2006.

Investing Activities
During the nine months of fiscal 2007, investing activities used $45.3 million in cash. We paid approximately $22.4 million related to acquisitions, consisting of the fiscal 2006 Tommy Bahama earn-out payment and the acquisition of an ownership interest in an unconsolidated entity that owns the Hathaway trademark in the United States and certain other countries. Additionally, we incurred $23.1 million of capital expenditures, primarily related to new Tommy Bahama retail stores.
During the nine months of fiscal 2006, investing activities used $25.8 million in cash. We paid approximately $11.5 million related to acquisitions, consisting of the fiscal 2005 Tommy Bahama earn-out payment and the acquisition of the Solitude® and Arnold Brant ® businesses. Additionally, we incurred capital expenditures of $16.6 million, primarily related to new Tommy Bahama and Ben Sherman retail stores. These investments were partially offset by $2.0 million of proceeds received from our Paradise Shoe equity investment as a result of Paradise Shoe selling substantially all of its assets during the first quarter of fiscal 2006.
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
Financing Activities
During the nine months of fiscal 2007, financing activities provided $1.3 million in cash. The cash flow used in our investing activities and to pay dividends on our common shares, partially offset by the cash flow provided by our operating activities and discontinued operations, resulted in the need to borrow additional amounts under our U.S. Revolver during the nine months of fiscal 2007. We also received $4.2 million of cash from the exercise of employee stock options. We paid an aggregate of $11.2 million during the nine months of fiscal 2007 for dividends on our common shares declared for the fourth quarter of fiscal 2006 and the first three quarters of fiscal 2007.
During the nine months of fiscal 2006, financing activities provided $16.6 million in cash, primarily from additional borrowings, net of repayments, under our U.S. Revolver to fund our investments and working capital needs during the period. We also received $5.1 million of cash from the exercise of employee stock options. These cash proceeds were partially offset by the use of cash to pay $6.9 million of dividends on our common shares declared in the fourth quarter of fiscal 2005 and first two quarters of fiscal 2006. The dividend declared in the third quarter of fiscal 2006 was paid in the fourth quarter of fiscal 2006.
On March 2, 2007, we paid a cash dividend of $0.18 per share to shareholders of record as of February 15, 2007. That dividend is the 187th consecutive quarterly dividend we have paid since we became a public company in July 1960. Additionally, on April 2, 2007, our board of directors declared a cash dividend of $0.18 per share to shareholders of record as of May 15, 2007, payable on June 1, 2007. We expect to pay dividends in future quarters. However, we may decide to discontinue or modify the dividend payment at any time if we determine that other uses of our capital, including, but not limited to, payment of debt outstanding or funding of future acquisitions, may be in our best interest; if our expectations of future cash flows and future cash needs outweigh the ability to pay a dividend; or if the terms of our credit facilities or indentures limit our ability to pay dividends. We may borrow to fund dividends in the short term based on our expectations of operating cash flows in future periods. All cash flow from operations will not necessarily be paid out as dividends in all periods.
Debt, including short term debt, was $208.9 million and $311.0 million as of March 2, 2007 and March 3, 2006, respectively. The decrease resulted primarily from the proceeds from our disposition of substantially all of the assets of our Womenswear Group operations on June 2, 2006, which were used to reduce outstanding debt.
Cash Flows from Discontinued Operations
Our Womenswear Group generated cash flow of $28.3 million and used cash flow of $8.9 million during the nine months of fiscal 2007 and the nine months of fiscal 2006, respectively. The cash flows from discontinued operations for the nine months of fiscal 2006 reflect the operating results of the Womenswear Group, whereas the nine months of fiscal 2007 reflects the realization and disposition of retained assets and liabilities after the date of the transaction. Cash flows from discontinued operations during fiscal 2006 and the nine months of fiscal 2007 are not indicative of cash flows from discontinued operations anticipated in future periods. We do not anticipate significant cash flows from discontinued operations in future periods.

Liquidity and Capital Resources
The table below provides a description of our significant financing arrangements (in thousands) at March 2, 2007:

Balance

$280 million U.S. Secured Revolving Credit Facility (“U.S. Revolver”), which accrues interest, unused line fees and letter of credit fees based upon a pricing grid tied to certain debt ratios, requires interest payments monthly with principal due at maturity (July 2009), and is collateralized by substantially all the assets of Oxford Industries, Inc. and our consolidated domestic subsidiaries	$9,300

£12 million Senior Secured Revolving Credit Facility (“U.K. Revolver”), which accrues interest at the bank’s base rate plus 1.0%, requires interest payments monthly with principal payable on demand or at maturity (July 2007), and is collateralized by substantially all the United Kingdom assets of Ben Sherman	—
-
$200 million Senior Unsecured Notes (“Senior Unsecured Notes”), which accrue interest at 8.875% (effective rate of 9.0%), require interest payments semi-annually on June 1 and December 1 of each year, require payment of principal at maturity (June 2011), are subject to certain prepayment penalties and are guaranteed by our consolidated domestic subsidiaries	200,000

Other debt	399

Total debt	209,699

Unamortized discount on Senior Unsecured Notes	(750)

Short-term debt and current maturities of long-term debt	(399)

Total long-term debt, less current maturities	$208,550

Our U.S. Revolver, U.K. Revolver and Senior Unsecured Notes each include certain debt covenant restrictions that require us or our subsidiaries to maintain certain financial ratios that we believe are customary for similar facilities. Our U.S. Revolver also includes limitations on certain restricted payments such as earn-outs, payment of dividends and prepayment of debt. As of March 2, 2007, we were compliant with all financial covenants and restricted payment provisions related to our debt agreements.
Our U.S. Revolver and U.K. Revolver are used to finance trade letters of credit and standby letters of credit, as well as provide funding for other operating activities and acquisitions. As of March 2, 2007, approximately $58.3 million of trade letters of credit and other limitations on availability were outstanding against our U.S. Revolver and the U.K. Revolver. The aggregate net availability under our U.S. Revolver and U.K. Revolver agreements was approximately $235.7 million as of March 2, 2007.
Our debt to total capitalization ratio was 33%, 33% and 47% at March 2, 2007, June 2, 2006 and March 3, 2006, respectively. The change in this ratio from March 3, 2006 was primarily a result of the disposition of substantially all of the assets of our Womenswear Group on June 2, 2006, the proceeds of which were used to reduce outstanding debt.
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
Our contractual obligations as of March 2, 2007 have not changed significantly from the contractual obligations outstanding at June 2, 2006 other than changes in the amounts outstanding under the U.S. Revolver and U.K. Revolver, amounts outstanding pursuant to letters of credit (both as discussed above) and new leases for our recently opened retail stores, none of which occurred outside the ordinary course of business.
Our anticipated capital expenditures for fiscal 2007 are expected to approximate $30 million, including $23.1 million incurred during the nine months of fiscal 2007. These expenditures primarily consist of the continued expansion of our retail operations.

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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to certain interest rate, trade policy, commodity and inflation risks as discussed in Part II. Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our fiscal 2006 Form 10-K. There have not been any significant changes in our exposure to these risks during the nine months of fiscal 2007.
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

We may from time to time purchase short-term foreign currency forward exchange contracts to hedge against changes in foreign currency exchange rates. As of March 2, 2007, we had entered into such contracts which have not been settled, in notional amounts totaling approximately $7.5 million, all with settlement dates before the end of our fiscal year. When such contracts are outstanding, the contracts are marked to market with the offset being recognized in our consolidated statement of earnings or other comprehensive income if the transaction does not or does, respectively, qualify as a hedge in accordance with accounting principles generally accepted in the United States. During fiscal 2006 and the nine months of fiscal 2007 none of the contracts that we entered into qualified for hedge accounting. As of March 2, 2007, June 2, 2006 and March 3, 2006, we had recognized a liability of $0.4 million, no asset or liability, and an asset of $0.2 million, respectively, related to these contracts.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure controls are procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, such as this quarterly report on Form 10-Q, is reported in accordance with the rules of the SEC. Disclosure controls are also designed to ensure that such information is accumulated and communicated to management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
There have not been any changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the third quarter of fiscal 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below summarizes our stock repurchases during the third quarter of fiscal 2007.

			Total Number of	Maximum
			Shares Purchased	Number of Shares
		Average	as Part of	That May Yet be
	Total Number	Price	Publicly	Purchased Under
	of Shares	Paid per	Announced Plans	the Plans or
Fiscal Month	Purchased (1)	Share	or Programs (2)	Programs (2)

December (12/2/06-12/29/06)	—	$—	—	—
January (12/30/06-2/2/07)	2,848	48.06	—	—
February (2/3/07-3/2/07)	—	—	—	—

Total	2,848	$48.06	—	1,000,000

(1)	Represents shares purchased from employees to pay taxes related to the vesting of restricted shares.

(2)	On August 3, 2006, our board of directors approved a stock repurchase authorization for up to one million shares of our common stock. As of March 2, 2007, no shares have been repurchased by us pursuant to this authorization.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None
ITEM 5. OTHER INFORMATION
On April 2, 2007, our Board of Directors amended the Bylaws of Oxford Industries, Inc. to (i) specify the date and process by which shareholders must give notice of a shareholder proposal or director nomination in order for such proposal or nomination to be timely and acceptable for consideration at any annual meeting of the shareholders, and (ii) provide that, except in certain specified circumstances, any nominee for director will be elected by a majority of the votes cast at the meeting of the shareholders at which a quorum is present and any continuing director not so elected will offer to tender his or her resignation (which resignation our Board of Directors will determine whether to accept or reject and make public its decision within 90 days of the certification of election results). The amendments became effective as of April 2, 2007. Prior to the amendments, the Bylaws of Oxford Industries, Inc. did not specify the date or process by which a shareholder could give notice of a shareholder proposal or director nomination and provided for the election of directors in accordance with the laws of the State of Georgia, except as specified in our charter with respect to filling vacancies on our Board of Directors and for rights expressly granted to certain holders of our capital stock in accordance with our charter.
Pursuant to the Bylaws of Oxford Industries, Inc., as now in effect, to be timely, a shareholder proposal (other than a director nomination) must be delivered to our Secretary within the time period specified in SEC Rule 14a-8(e)(2) (or any successor rule). Pursuant to SEC Rule 14a-8(e)(2), as currently in effect, a shareholder proposal must be received by us not less than 120 calendar days before the date of our proxy statement to shareholders in connection with our annual meeting during the preceding year, provided that if the date of the annual meeting changes by more than 30 days from the date of the previous year’s meeting, then the deadline is a reasonable time before we begin to print and send proxy materials. Accordingly, in order for a shareholder proposal (other than a director nomination) to be presented at our 2007 annual meeting of shareholders, we must receive the proposal on or before May 4, 2007, provided that in the event the date of our 2007 annual meeting of shareholders is advanced more than 30 days prior to or delayed more than 30 days after October 10, 2007, a proposal by a shareholder (other than a director nomination) to be timely must be delivered a reasonable time before we begin to print and send proxy materials in connection with such annual meeting.

In addition, a shareholder proposal (other than a director nomination) should include the following: (i) the names and business addresses of the shareholder proponent and all persons acting in concert with the proponent (including the names and addresses as set forth in our books); (ii) the class and number of shares of our capital stock beneficially owned by the proponent and the other persons identified in clause (i); (iii) a description of the proposal, containing all material information relating thereto; and (iv) other information our Board of Directors reasonably determines is necessary or appropriate to enable it and our shareholders to consider the proposal.
Pursuant to the Bylaws of Oxford Industries, Inc., as now in effect, to be timely, a director nomination by a shareholder must be delivered to our Secretary not less than 90 nor more than 120 days prior to the first anniversary of the date on which we first mailed proxy materials for the preceding year’s annual meeting, provided that in the event that the annual meeting of shareholders is advanced more than 30 days prior to or delayed more than 30 days after the first anniversary of the preceding year’s annual meeting, a director nomination submitted by a shareholder to be timely must be delivered not later than the close of business on the later of (i) the 90th day prior to the annual meeting and (ii) the 10th day following the date on which public announcement of the date of such annual meeting is first made. Accordingly, in order for a shareholder to nominate a director for consideration at our 2007 annual meeting of shareholders, unless our 2007 annual meeting of shareholders is advanced more than 30 days prior to or delayed more than 30 days after October 10, 2007, we must receive the nomination not prior to May 14, 2007 and not later than June 13, 2007.
In addition, notice of a director nomination by a shareholder should include the following: (i) the name and address of record of the shareholder who intends to make the nomination; (ii) a representation that the shareholder is a holder of record of shares of our capital stock entitled to vote at such meeting and intends to appear in person or by proxy at the meeting to nominate the person or persons specified in the notice; (iii) the class and number of shares of capital stock held of record, owned beneficially, and represented by proxy, by the shareholder and each proposed nominee, as of the date of the notice; (iv) the name, age, business and residence addresses, and principal occupation or employment of each proposed nominee; (v) a description of all arrangements or understandings between the shareholder and each proposed nominee and any other person or persons (naming such person or persons) pursuant to which the nomination or nominations are to be made by the shareholder; (vi) such other information regarding each proposed nominee as would be required to be included in a proxy statement filed pursuant to the proxy rules of the SEC; and (vii) the written consent of each proposed nominee to serve as a director if so elected.
The Bylaws of Oxford Industries, Inc., as amended by our Board of Directors on April 2, 2007, are filed with this report on Form 10-Q as Exhibit 3(b) and are incorporated in this Item 5 by reference.
ITEM 6. EXHIBITS

3(a)	Articles of Incorporation of Oxford Industries, Inc. Incorporated by reference to Exhibit 3.1 from the Oxford Industries, Inc. Form 10-Q for the fiscal quarter ended August 29, 2003.

3(b)	Bylaws of Oxford Industries, Inc., as amended.*

10.1	Release and Non-Solicitation Agreement, dated February 2, 2007. Incorporated by reference to Exhibit 10.1 from the Oxford Industries, Inc. Form 8-K filed on February 7, 2007. †

10.2	Amendment to the Oxford Industries, Inc. Long-Term Stock Incentive Plan, dated as of April 2, 2007.† *

31.1	Section 302 Certification by Principal Executive Officer.*

31.2	Section 302 Certification by Principal Financial Officer.*

32	Section 906 Certification by Principal Executive Officer and Principal Financial Officer.*

*	Filed herewith.

†	Exhibit is a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

April 4, 2007	OXFORD INDUSTRIES, INC.
(Registrant)

/s/ Thomas Caldecot Chubb III Thomas Caldecot Chubb III
Executive Vice President
(Authorized Signatory and Principal Financial Officer)