Form 10-K
period 2007-06-01
OXFORD INDUSTRIES INC
filed 2007-07-31
CIK 75288

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 1, 2007
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

As of December 1, 2006, the aggregate market value of the voting stock held by non-affiliates of the registrant (based upon the closing price for the common stock on the New York Stock Exchange on that date) was approximately $782,910,464. For purposes of this calculation only, shares of voting stock directly and indirectly attributable to executive officers, directors and holders of 10% or more of the registrant’s voting stock (based on Schedule 13G filings made as of or prior to December 1, 2006) are excluded. This determination of affiliate status and the calculation of the shares held by any such person are not necessarily conclusive determinations for other purposes. There are no non-voting shares of the registrant.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

	Name of Each Exchange	Number of Shares Outstanding
Title of Each Class	on Which Registered	as of July 27, 2007
Common Stock, $1 par value	New York Stock Exchange Documents Incorporated by Reference	17,869,350

Portions of our definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A relating to the Annual Meeting of Shareholders of Oxford Industries, Inc. to be held on October 9, 2007, are incorporated by reference in Part III of this Form 10-K. We intend to file such proxy statement with the Securities and Exchange Commission not later than 120 days after our fiscal year ended June 1, 2007.

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

Fiscal 2008	52 weeks ending May 30, 2008
Fiscal 2007	52 weeks ended June 1, 2007
Fiscal 2006	52 weeks ended June 2, 2006
Fiscal 2005	53 weeks ended June 3, 2005
Fiscal 2004	52 weeks ended May 28, 2004
Fiscal 2003	52 weeks ended May 30, 2003

Fourth quarter fiscal 2007	13 weeks ended June 1, 2007
Third quarter fiscal 2007	13 weeks ended March 2, 2007
Second quarter fiscal 2007	13 weeks ended December 1, 2006
First quarter fiscal 2007	13 weeks ended September 1, 2006

Fourth quarter fiscal 2006	13 weeks ended June 2, 2006
Third quarter fiscal 2006	13 weeks ended March 3, 2006
Second quarter fiscal 2006	13 weeks ended December 2, 2005
First quarter ended fiscal 2006	13 weeks ended September 2, 2005

PART I

Item 1.	Business

BUSINESS AND PRODUCTS

Overview

We are an international apparel design, sourcing and marketing company that features a diverse portfolio of owned and licensed lifestyle brands, company-owned retail operations, and a collection of private label apparel businesses. Originally founded in 1942 as a Georgia corporation, we have undergone a transformation in recent years as we migrated from our historical domestic manufacturing roots towards a focus on designing, sourcing and marketing apparel products bearing prominent trademarks owned by us. During fiscal 2007, approximately 59% of our net sales were from brands owned by us compared to approximately 2% of our net sales being from owned brands in fiscal 2002.

A key component of our business strategy is to develop and market compelling lifestyle brands and products that are “fashion right” and evoke a strong emotional response from our target consumers. As part of this strategy, we strive to exploit the potential of our existing brands and products domestically and internationally and, as suitable opportunities arise, to acquire additional lifestyle brands that we believe fit within our business model. We consider “lifestyle” brands to be those brands that have a clearly defined and targeted point of view inspired by an appealing lifestyle or attitude, such as the Tommy Bahama® and Ben Sherman® brands. We believe that by generating an emotional connection with our target consumer, lifestyle brands can command higher price points at retail, resulting in higher profits. We also believe a successful lifestyle brand can provide opportunities for branded retail operations as well as licensing ventures in product categories beyond our core apparel business.

Our strategy of emphasizing branded apparel products rather than private label products is driven in part by the continued consolidation in the retail industry and the increasing concentration of apparel manufacturing in a relatively limited number of offshore markets, two trends we believe are making the private label business generally more competitively challenging. As we embarked on our brand-focused business strategy, the first major step was our acquisition of the Tommy Bahama brand and operations in June 2003. Then, in July 2004, we acquired the Ben Sherman brand and operations. In June 2006, another significant step in this transition occurred with the divestiture of our former Womenswear Group operations which produced private label women’s sportswear, primarily for mass merchants.

We distribute our products through several wholesale distribution channels including national chains, department stores, mass merchants, specialty stores, specialty catalog retailers and Internet retailers. Other than our Ben Sherman operations in the United Kingdom, substantially all of our net sales are to customers located in the United States. Our largest customer, Macy’s Inc. (formerly known Federated Department Stores, Inc.) represented 10% of our consolidated net sales in fiscal 2007. We also operate retail stores, restaurants and Internet websites for some of our brands.

In connection with the close of fiscal 2007, we reassessed and changed our operating groups for reporting purposes. All prior period amounts included in this report have been restated to reflect the revised operating groups. Our four operating groups for reporting purposes consist of:

•	Tommy Bahama;

•	Ben Sherman;

•	Lanier Clothes; and

•	Oxford Apparel

Generally, each operating group is differentiated by its own distinctive brands or products, product styling, pricing strategies, distribution channels and target consumers. Each operating group is managed to maximize the return on capital invested and to develop its brands and operations within the operating group in coordination with our overall strategic plans.

We believe maintaining and growing our owned and licensed brands are critical to our success. Our owned brands include the following:

Tommy Bahama®

Indigo Palms®

Island Soft®

Arnold Brant®

Billy London®

Ben Sherman®

Nickelson®

Oxford Golf®

Solitude®

Wedge®

Ely®

Cattleman®

Cumberland Outfitters®

Kona Windtm

Tranquility Baytm

We hold licenses to produce and sell certain categories of apparel and footwear products under the following brands:

Nautica®	Dockers®	Geoffrey Beene®
Kenneth Cole®	Oscar de la Renta®	Evisu®
Tommy Hilfiger®	O Oscartm	United States Polo Association®

Lanier Clothes and Oxford Apparel also sell private label products, which comprised approximately 27% of our consolidated net sales in fiscal 2007. We consider “private label” sales to be sales of products exclusively to one customer under a brand name that is owned or licensed by our retail customer and not owned by us.

We operate in highly competitive domestic and international markets in which numerous U.S-based and foreign apparel firms compete. Our operations are subject to certain risks, many of which are beyond our ability to control or predict. Important factors relating to these risks include, but are not limited to, those described in Part I, Item 1A. Risk Factors.

Operating Groups

Our business is operated through four operating groups: Tommy Bahama, Ben Sherman, Lanier Clothes and Oxford Apparel. We identify our operating groups based on the way our management organizes the components of our business for purposes of allocating resources and assessing performance. In connection with the close of fiscal 2007 and due in part to changes in our management reporting structure, we reassessed and changed our operating groups for reporting purposes. Leaders of the operating groups report directly to our Chief Executive Officer. The information below presents certain recent financial information about our operating groups (in thousands). All amounts presented below for previous periods have been restated to reflect the revised operating groups.

	Fiscal 2007	Fiscal 2006	Fiscal 2005

Net Sales
Tommy Bahama	$465,121	$409,141	$399,658
Ben Sherman	156,773	166,606	154,105
Lanier Clothes	165,159	180,411	173,168
Oxford Apparel	339,309	352,932	329,333
Corporate and Other	2,545	26	523

Total	$1,128,907	$1,109,116	$1,056,787

Operating Income
Tommy Bahama	$81,533	$71,522	$54,128
Ben Sherman	8,372	10,329	22,305
Lanier Clothes	4,238	17,422	21,376
Oxford Apparel	22,749	14,556	14,556
Corporate and Other	(16,045)	(15,713)	(20,091)

Total	$100,847	$98,116	$92,274

	June 1, 2007	June 2, 2006

Assets
Tommy Bahama	$469,414	$423,376
Ben Sherman	223,779	212,230
Lanier Clothes	95,184	74,375
Oxford Apparel	96,627	112,325
Corporate and Other	23,734	4,074
Womenswear (discontinued)	—	59,215

Total	$908,738	$885,595

Corporate and Other is a reconciling category for reporting purposes and includes our corporate offices, substantially all financing activities, LIFO inventory accounting adjustments and other costs that are not allocated to our operating groups.

As discussed in Note 1 of our consolidated financial statements included in this report, we sold the operations of the Womenswear Group in June 2006. The Womenswear Group produced private label women’s sportswear separates, coordinated sportswear, outerwear, dresses and swimwear primarily for mass merchants. For more details on each of our operating groups, see Note 10 of our consolidated financial statements and Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, both included in this report. For financial information about geographic areas, see Note 10 of our consolidated financial statements, included in this report.

Tommy Bahama

Tommy Bahama designs, sources and markets men’s and women’s sportswear and related products that are intended to define casually elegant living consistent with Tommy Bahama’s aspirational lifestyle brands. Tommy Bahama’s products can be found in our own retail stores as well as certain department stores and independent specialty stores throughout the United States. The target consumers of Tommy Bahama are affluent 35 and older men and women who embrace a relaxed and casual approach to daily living. Most of the apparel products offered by Tommy Bahama are intended to be suitable for both casual and professional environments.

Trademarks

Tommy Bahama’s brands include the following:

•	Tommy Bahama, an aspirational lifestyle brand that is intended to define elegant island living with men’s and women’s sportswear, swimwear and accessories.

•	Indigo Palms, which features a collection of denim-related sportswear designed to reflect an island attitude targeted to appeal to a sophisticated, quality conscious consumer. The marketing strategy for Indigo Palms includes offering fine fabrics, treatments and styling in apparel products intended to be luxurious yet casual.

•	Island Soft, which takes a sophisticated, fashion-minded approach to sportswear. We believe Island Soft offers a more dressed up alternative to the original Tommy Bahama collection, featuring a group of innovative jacket/blazer hybrids, as well as trousers, shirts, sweaters and outerwear.

•	Tommy Bahama Relaxtm, which was introduced in fiscal 2006 as a more casual complement to the Tommy Bahama brand and features cotton and linen based backyard and poolside attire.

•	Tommy Bahama Golf 18tm, which was launched in fiscal 2006 and brings a tropical take to men’s and women’s golfwear featuring high-tech fabrics and performance features.

A key component of our Tommy Bahama marketing strategy is to operate our own retail stores, which we believe permits us to develop and build brand awareness by presenting our products and brands in a setting specifically designed to evoke the lifestyle on which they are based, as further discussed below. The marketing of our Tommy Bahama brands also uses print, moving media, promotional programs, and tradeshow initiatives. We also provide point-of-sale materials and signage to our wholesale customers to enhance the presentation of our Tommy Bahama products at their retail locations. We employ a cooperative advertising program with certain of our Tommy Bahama wholesale customers.

Design, Sourcing and Distribution

We believe the quality and design of Tommy Bahama products are critical to the continued success of the Tommy Bahama brands. Tommy Bahama products are designed by brand specific teams who focus on the target consumer. The design process considers feedback from buyers, consumers, and sales agents along with market trend research. Our Tommy Bahama apparel products generally incorporate fine fabrics made of silk, linen, tencel or cotton, or blends including one or more of these fiber types.

We utilize a third party buying agent located in Hong Kong to manage the production and sourcing of the substantial majority of our Tommy Bahama products. Through this buying agent we utilize approximately 60 suppliers, substantially all of which are located in China, to manufacture our Tommy Bahama products on an order-by-order basis. The largest ten suppliers of Tommy Bahama products provided 72% of the products acquired during fiscal 2007. Substantially all Tommy Bahama products purchased by us were “package purchases.” Package purchases are purchases of finished products including all raw materials and cut, sew and finish labor. We do not take ownership of package purchases until the goods are shipped. The use of third party producers enables us to reduce working capital related to work-in-process inventories.

We ship Tommy Bahama products to our wholesale customers and our own retail stores from our distribution center located in Auburn, Washington. We seek to maintain sufficient levels of Tommy Bahama inventory at the distribution center to support programs for pre-booked orders and planned sales volume.

Wholesale Operations

We believe that the integrity and continued success of the Tommy Bahama brands are dependent in part upon careful selection of the retailers through whom Tommy Bahama products are sold. Part of our strategy is to control the distribution of our Tommy Bahama products in a manner intended to protect and grow the value of the brands. During fiscal 2007, approximately 50% of Tommy Bahama’s sales were to wholesale customers. Approximately 15% of Tommy Bahama’s net sales were to Tommy Bahama’s largest customer, Nordstrom, Inc.

We maintain Tommy Bahama apparel sales offices and showrooms in several locations, including New York and Seattle. Our Tommy Bahama wholesale operations employ a sales force consisting of independent commissioned sales representatives.

Licensing Operations

We believe licensing is an attractive business opportunity for the Tommy Bahama brands. Once a brand is established, licensing requires modest additional capital investment but can yield high margin income. It also affords the opportunity to enhance overall brand awareness and exposure. In evaluating a licensee for Tommy Bahama, we typically consider the candidate’s experience, financial stability, sourcing expertise and marketing ability. We also evaluate the marketability and compatibility of the proposed licensed products with other Tommy Bahama products.

Our agreements with Tommy Bahama licensees are for specific geographic areas and expire at various dates in the future, with certain renewal options in many cases. Generally, the agreements require minimum royalty payments as well as royalty and advertising payments based on specified percentages of the licensee’s net sales of the licensed products. Our license agreements generally provide us the right to approve all products, advertising and proposed channels of distribution.

Third party license arrangements for our Tommy Bahama products include the following product categories:

Bedding and bath accessories

Men’s and women’s watches

Men’s and women’s eyewear

Men’s and women’s fragrance

Men’s and women’s neckwear

Men’s and women’s shoes, belts and socks

Table top accessories

Rum

Wallcoverings

Rugs

Ceiling fans

Indoor furniture

Outdoor furniture

Umbrellas

Luggage

Retail Operations

Our retail strategy for Tommy Bahama involves locating stores in upscale malls, lifestyle centers and resort destinations. Generally, we seek malls and shopping areas with high profile or luxury consumer brands. Our retail stores carry a wide range of merchandise, including apparel, footwear, home products and accessories, all presented in an island inspired atmosphere designed to be comfortable, yet distinct from the typical retail layout.

Our Tommy Bahama full price retail stores allow us the opportunity to present the brands’ full line of current season products, including licensed products. We believe these retail stores provide high visibility of the Tommy Bahama brands and products and also enable us to stay close to the needs and preferences of our consumers. We believe our presentation of products and our strategy to limit promotional sales in our Tommy Bahama retail stores are good for our brand and, in turn, enhance business with our wholesale customers. Our Tommy Bahama outlet stores serve an important role in overall inventory management by allowing us to sell discontinued and out-of-season products at better prices than are otherwise available from outside parties, while helping us to protect the integrity of the Tommy Bahama brands through controlled distribution.

Certain of our retail stores are integrated with a Tommy Bahama restaurant, a configuration we refer to as a “compound.”

The table below provides additional information regarding Tommy Bahama retail stores as of June 1, 2007.

	Number	Average
	of Stores	Square Feet

Compounds	9	10,200 (1)
Full Price Stores	52	3,600
Outlet Stores	7	6,400
Licensed Stores(2)	6	2,800

Total	74

(1)	Includes average retail space and restaurant space of 3,900 and 6,300 square feet, respectively.

(2)	Includes stores operated outside the United States under the name Tommy Bahama by third parties pursuant to license agreements with us.

During fiscal 2007, approximately 50% of Tommy Bahama’s net sales were from our retail store operations, which includes retail store and restaurant sales. For our Tommy Bahama stores open during the entire year of fiscal 2007, excluding outlet stores, restaurant sales and licensed stores, sales per square foot were approximately $770.

During fiscal 2008, we anticipate opening an additional five to ten Tommy Bahama retail stores, after opening nine stores in fiscal 2007. The operation of retail stores and compounds requires a greater amount of capital investment than wholesale operations. Based on our build-out costs for Tommy Bahama retail stores and compounds recently completed, we estimate we spend approximately $1.1 million and $5.9 million in connection with the build-out of each retail store and compound, respectively. Often, the landlord provides certain incentives to fund a portion of these capital expenditures.

To further expand the direct-to-consumer approach of our Tommy Bahama retail stores, we plan to launch ecommerce functionality on the tommybahama.com website during the second quarter of fiscal 2008 to allow consumers the ability to buy Tommy Bahama products directly from us via the Internet.

Ben Sherman

Ben Sherman is a London-based designer, marketer and distributor of branded sportswear and footwear. Ben Sherman was established in 1963 as an edgy, young men’s, “Mod”-inspired shirt brand and has evolved into a global lifestyle brand of apparel and footwear targeted at youthful-thinking men and women ages 19 to 35. Today, we offer a full Ben Sherman sportswear collection as well as tailored clothing, footwear and accessories. During fiscal 2007, approximately 78% of Ben Sherman’s net sales were in the United Kingdom and Europe. We also license the Ben Sherman name to third parties for various product categories. Our Ben Sherman products can be found in certain department stores and a variety of independent specialty stores, as well as in our own Ben Sherman retail stores.

We believe that the integrity and success of the Ben Sherman brand is dependent in part upon careful selection of the retailers through whom our Ben Sherman products are sold. We are engaged in an ongoing effort to refocus the brand and restrict distribution to attain higher price points for our Ben Sherman products. In conjunction with this repositioning, we are combining our Ben Sherman lines into one global collection under our Ben Sherman “black and orange” label in order to present a more unified brand image throughout the world. Our black and orange label apparel products are generally characterized as having better fabrics and being less conservative and more fashion forward than our other Ben Sherman labels. We believe that our emphasis on a more controlled distribution at higher price points will enhance future opportunities for the Ben Sherman brand.

We market the Ben Sherman brand through print, moving media, promotional programs and tradeshow initiatives. We also provide point-of-sale materials and signage to wholesale customers to enhance the presentation of our Ben Sherman products at third party retail locations. We also employ a cooperative advertising program with certain Ben Sherman wholesale customers.

Design, Sourcing and Distribution

We believe product quality and design are critical to the continued success of the Ben Sherman brand. Ben Sherman apparel and footwear are developed by our dedicated design team located at the Ben Sherman headquarters in London, England. Our Ben Sherman design team focuses on the target consumer and the design process combines feedback from buyers, consumers, and our sales force along with market trend research. We design our Ben Sherman apparel products to incorporate one or more of several fiber types, including cotton, wool or other natural fibers, synthetics or blends of two or more of these materials.

We primarily utilize a large third party buying agent located in Hong Kong to manage the production and sourcing of Ben Sherman apparel products primarily in Asia and use another third party buying agent for our production in Europe and other locations. Through these two buying agents, we utilized approximately 90 suppliers located throughout the world, but with a concentration in Asia, to manufacture our Ben Sherman products on an order-by-order basis. The largest ten suppliers provided approximately 60% of the Ben Sherman products acquired during fiscal 2007. Substantially all our Ben Sherman products were package purchases, which include both raw materials and cut, sew and finish labor. We do not take ownership of package purchases until the goods are shipped. The use of third party producers enables us to reduce working capital related to work-in-process inventories.

We use a third party distribution center in the United Kingdom for our Ben Sherman products. In the United States, distribution services are performed by Oxford Apparel at our distribution center in Lyons, Georgia. Distribution center activities include receiving finished goods from suppliers, inspecting the products and shipping the products to wholesale customers and our Ben Sherman retail stores. We seek to maintain sufficient levels of inventory to support our programs for pre-booked orders and anticipated sales volume and to meet increased customer demand for at-once ordering.

Wholesale Operations

Part of our strategy is to maintain controlled distribution to protect and grow the value of the Ben Sherman brand. During fiscal 2007, approximately 89% of Ben Sherman’s net sales were to wholesale customers. During fiscal 2007 approximately 11% of the net sales of Ben Sherman were to Ben Sherman’s largest customer, Debenhams.

We maintain Ben Sherman apparel sales offices and showrooms in several locations, including London, New York and Dusseldorf. Our wholesale operations for Ben Sherman employ a sales force consisting of salaried sales employees and independent commissioned sales representatives.

We also have a license agreement which allows us to manufacture, source and distribute Evisu-brand footwear, which operations supplement our Ben Sherman brand footwear operations. During fiscal 2007, we acquired the company that owns the Nickelson trademark in the United Kingdom. The Nickelson brand gives us a lower priced alternative to our Ben Sherman brand in the United Kingdom. Approximately 9% of the net sales of Ben Sherman were sales of Evisu and Nickelson products during fiscal 2007.

Licensing Operations

We license the Ben Sherman trademark to a variety of licensees in product categories beyond Ben Sherman’s core product categories. We believe licensing is an attractive business opportunity for the Ben

Sherman brand. Once a brand is established, licensing requires modest additional capital investment but can yield high margin income. It also affords the opportunity to enhance overall brand awareness and exposure. In evaluating a potential Ben Sherman licensee, we typically consider the candidate’s experience, financial stability, manufacturing performance and marketing ability. We also evaluate the marketability and compatibility of the proposed products with other Ben Sherman-brand products.

Our agreements with Ben Sherman licensees are for specific geographic areas and expire at various dates in the future. Generally, the agreements require minimum royalty payments as well as royalty and advertising payments based on specified percentages of the licensee’s net sales of the licensed products. Our license agreements generally provide us the right to approve all products, advertising and proposed channels of distribution.

Third party license arrangements for Ben Sherman products include the following product categories:

Men’s backpacks, travel bags and wallets

Men’s and boys’ watches and jewelry

Men’s and women’s eyewear

Men’s fragrances and toiletries

Men’s neckwear and pocket squares

Men’s and boys belts

Men’s suits and dress shirts

Men’s, women’s and boys’ leather outerwear

Men’s and boys’ underwear, socks and sleepwear

Men’s gift products

Men’s and women’s accessories and small leather goods

Men’s hats, caps, scarves and gloves

In addition to the license agreements for the specific product categories listed above, we have also entered into certain international license/distribution agreements which allow our partners the opportunity to distribute Ben Sherman products in certain geographic areas around the world, including Europe, Asia and the Middle East. The majority of the products distributed by these partners is acquired from us or other product licensees and are typically identical to the products sold in the United Kingdom and United States. We are in the early stages of these arrangements for most geographic locations, but we believe there is potential for further penetration into these markets for the Ben Sherman brand. In most markets our license/distribution partners are required to open retail stores in their respective geographic regions. As of June 1, 2007, our license/distribution partners operated seven retail stores located in Australia, Asia, Europe and the Middle East, identified as licensed stores in the table below.

Retail Operations

Our retail strategy for the Ben Sherman brand is to locate stores in higher-end malls and brand-appropriate street locations. Each retail store carries a wide range of merchandise, including apparel, footwear and accessories, all presented in a manner intended to enhance the Ben Sherman image. Our full price Ben Sherman retail stores allow the opportunity to present Ben Sherman’s full line of current season products, including licensees’ products. We believe our Ben Sherman retail stores provide high visibility of the brand and products and also enable us to stay close to the needs and preferences of consumers. We believe the presentation of these products in our Ben Sherman retail stores helps build brand awareness and acceptance and thus enhances business with our wholesale customers. Our outlet stores in the United Kingdom serve an important role in the overall inventory management by allowing us to sell discontinued and out-of-season products at better prices than are generally otherwise available from outside parties, while helping us protect the Ben Sherman brand by controlling the distribution of such products.

The table below provides additional information regarding Ben Sherman retail stores as of June 1, 2007.

	Number	Average
	of Stores	Square Feet

United States Full Price Stores	3	4,400
United Kingdom Full Price Stores	4	2,600
United Kingdom Outlet Stores	6	1,600
Licensed Stores	7	2,300

Total	20

During fiscal 2007, approximately 11% of Ben Sherman’s net sales were from retail store operations. Retail sales per square foot were approximately $650 for our full price Ben Sherman stores open during the entire year of fiscal 2007.

During fiscal 2008, we anticipate opening an additional five full price stores, after opening three full price stores in fiscal 2007. The operation of our retail stores requires a relatively greater amount of capital investment than wholesale operations. Generally we anticipate spending approximately $0.7 million of capital expenditures to build-out each Ben Sherman retail store. Often, the landlord provides certain incentives to fund a portion of these capital expenditures. We expect our licensing/distribution partners to open approximately ten retail stores, which we do not fund, in fiscal 2008.

Our Ben Sherman products are also sold via the Internet in the United Kingdom at bensherman.co.uk, in the United States at benshermanusa.com and in Germany at bensherman-shop.de.

Lanier Clothes

Lanier Clothes designs and markets branded and private label men’s suits, sportcoats, suit separates and dress slacks across a wide range of price points. Our Lanier Clothes branded products are sold under trademarks including Nautica, Kenneth Cole (beginning in fiscal 2008), Dockers, Oscar de la Renta, O Oscar (beginning in fiscal 2008) and Geoffrey Beene, all of which are licensed to us by third parties. In fiscal 2006, we acquired the Arnold Brant brand, which is an upscale tailored brand that is intended to blend modern elements of style with affordable luxury. In addition to the branded businesses, we design and source certain private label tailored clothing products. We believe that this private label business complements our branded tailored clothing businesses. Significant private label brands for which we produce tailored clothing include Stafford, Alfani, Tasso Elba and Lands’ End. Sales of private label products represented approximately 55% of Lanier Clothes’ net sales during fiscal 2007.

Our Lanier Clothes products are sold to national chains, department stores, mass merchants, specialty stores, specialty catalog retailers and discount retailers throughout the United States. We believe that superior customer service and supply chain management as well as the design of quality products are all integral components of our strategy in the branded and private label tailored clothing market.

In Lanier Clothes, we have long-standing relationships with some of the United States’ largest retailers including Macy’s, JCPenney, Sears, Men’s Wearhouse and Nordstrom. These five customers represented approximately 70% of Lanier Clothes’ net sales in fiscal 2007. Macy’s and JCPenney represented approximately 27% and 25% of Lanier Clothes’ net sales, respectively, during fiscal 2007.

We market our branded tailored clothing products on a brand-by-brand basis targeting distinct consumer demographics and lifestyles. Our marketing programs are an integral part of the branded product offerings. For certain tailored clothing products, we employ a cooperative advertising program.

During fiscal 2007, Lanier Clothes’ results were impacted by sluggish demand in the tailored clothing market at retail, difficulty in accurately forecasting demand for the combined operations of Macy’s following its merger with May Department Stores Company and internal operational issues associated with shifts in sourcing to new locations and repositioning certain of our Lanier Clothes product lines. Additionally, during fiscal 2006, a manufacturing facility operated by us in Honduras was closed as we continued to move away from manufacturing our own tailored clothing products, resulting in charges of approximately $1.2 million in that fiscal year.

Design, Manufacturing, Sourcing and Distribution

Our Lanier Clothes’ design team members are located in New York. Our design teams focus on the target consumer of the brand and the design process combines feedback from buyers and sales agents with market trend research.

In fiscal 2007, the substantial majority of all product purchases of Lanier Clothes were “cut-make-trim” (CMT) purchases from third party producers, on an order-by-order basis. CMT contract purchases are purchases in which we supply the raw materials and purchase cut, sew and finish labor from our third party producers. In CMT purchases, we procure and retain ownership of the raw materials throughout the manufacturing and finishing process. We have traditionally used this method in Lanier Clothes to maintain a greater level of involvement in the manufacturing process given the complexities of manufacturing tailored clothing. We also operate a manufacturing facility, located in Merida, Mexico, which produced approximately 14% of our Lanier Clothes products during fiscal 2007.

Substantially all of our CMT purchases and our related raw materials purchases were sourced from countries outside of the United States. We manage production in Latin America and Asia through a combination of efforts from our Lanier Clothes offices in Atlanta, Georgia and third party buying agents. The ten largest suppliers of Lanier Clothes provided 79% of its products during fiscal 2007.

Our various Lanier Clothes products are manufactured from a variety of fibers including wool, silk, bamboo, linen, cotton and other natural fibers as well as synthetics and blends of these materials. The majority of the materials used in the manufacturing operations are purchased in the form of woven finished fabrics directly from numerous offshore fabric mills.

For Lanier Clothes we utilize distribution centers located in Toccoa, Georgia and Greenville, Georgia. These distribution centers receive substantially all of our Lanier Clothes’ finished goods from suppliers, inspect those products and ship the products to our customers. We seek to maintain sufficient levels of inventory to support programs for pre-booked orders and to meet increased customer demand for at-once ordering. For selected standard tailored clothing product styles, we maintain in-stock replenishment programs providing shipment to customers within just a few days of receiving the order. These types of programs generally require higher inventory levels. Disposal of excess prior season inventory is an ongoing part of our business.

We maintain apparel sales offices and showrooms for our Lanier Clothes products in several locations, including Atlanta and New York. We employ a sales force for Lanier Clothes consisting of salaried and commissioned sales employees and independent commissioned sales representatives.

Oxford Apparel

Oxford Apparel produces branded and private label dress shirts, suited separates, sport shirts, dress slacks, casual slacks, outerwear, sweaters, jeans, swimwear, westernwear and golf apparel. Our Oxford Apparel products are sold to a variety of department stores, mass merchants, specialty catalog retailers, discount retailers, specialty retailers, “green grass” golf merchants and Internet retailers throughout the United States.

We design and source certain private label programs for several customers including programs under the Land’s End, LL Bean and Eddie Bauer labels. Private label products represented approximately 63% of Oxford Apparel’s sales during fiscal 2007.

In Oxford Apparel, we have relationships with some of the largest retailers in the United States including Sears, Men’s Warehouse, Costco, Walmart and Macy’s. These five customers represented approximately 50% of the net sales of Oxford Apparel in fiscal 2007, with Sears and Men’s Wearhouse representing approximately 18%and 11%, respectively, of Oxford Apparel’s net sales.

The following are the more significant Oxford Apparel brands that are owned by us.

•	Oxford Golf which was launched in the Fall of 2003 by Oxford Apparel. The Oxford Golf brand is targeted to appeal to a sophisticated golf apparel consumer with a preference for high quality and classic styling.

•	The Ely & Walker brands, which include Ely, Cattleman, Ely Casuals®, and Cumberland Outfitters. These brands are targeted toward a western-style shirt and sportswear consumer.

•	Solitude, which is a California lifestyle brand created by world champion surfer Shaun Tomson and his wife Carla. Solitude is intended to reflect the casual, beach lifestyle of Santa Barbara and to blend the elements of surf, sand and sun into a full collection of casual and dress sportswear. We also have other complementary brands of casual attire, including Kona Wind and Tranquility Bay.

•	Hathaway, which is a brand that traces its roots back to the 1800’s and enjoyed substantial brand awareness during the 1900’s. We own a two-thirds interest in an unconsolidated entity that owns the Hathaway trademark in the United States and several other countries, and we sell dress shirts and sportswear under the Hathaway brand.

In addition to our owned brands, Oxford Apparel is licensed to use the Tommy Hilfiger, Dockers and United States Polo Association trademarks for certain product categories.

During fiscal 2006 and fiscal 2007, we took steps to streamline the operations of Oxford Apparel. Significant steps during fiscal 2006 included the closure of three manufacturing facilities in the Dominican Republic and consolidation of certain of the Oxford Apparel support functions which resulted in charges totaling approximately $2.2 million during fiscal 2006. In connection with these actions, we sold our Monroe, Georgia facility during fiscal 2007. During fiscal 2007, we exited certain product lines which did not provide the returns desired by us and required relatively high levels of infrastructure.

Design, Sourcing and Distribution

Our Oxford Apparel products are designed by a design team located at the Oxford Apparel offices in New York. The design team focuses on the target consumer and the process combines feedback from buyers and sales agents along with market trend research. Our Oxford Apparel products are manufactured from several types of fibers including cotton, linen, wool, silk and other natural fibers, synthetics and blends of these materials.

During fiscal 2007, Oxford Apparel acquired the substantial majority of its products on an order-by-order basis from third party producers outside of the United States. We operate buying offices in Hong Kong and Singapore that manage the production and sourcing for Oxford Apparel in Asia. During fiscal 2007, we used approximately 125 suppliers in 27 countries for our Oxford Apparel products. Suppliers in China and Indonesia accounted for approximately 25% and 22%, respectively, of the total Oxford Apparel production in fiscal 2007. Approximately 3% of Oxford Apparel’s products were manufactured in a manufacturing plant owned by us in Tegucigalpa, Honduras and another 8% was purchased from a Chinese joint venture factory in which we have a 49% ownership interest.

During fiscal 2007, package purchases represented approximately 96% and CMT purchases represented approximately 4% of the third party units sourced by Oxford Apparel. As discussed above, package purchases are purchases which include both raw materials and cut, sew and finish labor. We do not take ownership of package purchases until the goods are shipped. In CMT purchases, we procure and retain ownership of the raw materials throughout the manufacturing and finishing process.

We utilize a distribution center owned by us in Lyons, Georgia, which receives the majority of our Oxford Apparel finished goods from suppliers, inspects those products and ships the products to our customers. We also use third party distribution centers for certain of our Oxford Apparel products.

Some products of Oxford Apparel are shipped to our customer directly on an FOB Foreign Port basis without passing through our distribution center. In FOB Foreign Port shipments, the customer or the customer’s freight forwarder handles the in-bound logistics and customs clearance. FOB Foreign Port transactions represented approximately 23% of the net sales of Oxford Apparel in fiscal 2007.

We seek to maintain sufficient levels of inventory to support programs for pre-booked orders and to meet increased customer demand for at-once ordering. For selected standard product styles, we maintain in-stock replenishment programs providing shipment to customers typically within a few days. These types of programs generally require relatively high inventory levels in order to meet customer requests in a timely manner. Disposal of excess prior season inventory is an ongoing part of business.

We maintain apparel sales offices and showrooms for Oxford Apparel products in several locations, including New York. We employ a sales force consisting of salaried and commissioned sales employees and independent commissioned sales representatives for our Oxford Apparel operations.

TRADEMARKS

As discussed above, we own trademarks, several of which are very important to our business. Generally, our significant trademarks are subject to registrations and pending applications throughout the world for use on a variety of items of apparel, and in some cases, apparel-related products, accessories, home furnishings and beauty products, as well as in connection with retail services. We continue to expand our worldwide usage and registration of trademarks. In general, trademarks remain valid and enforceable as long as the trademarks are used in connection with our products and services and the required registration renewals are filed. Our significant trademarks are discussed within each operating group discussion above. Important factors relating to risks associated with our trademarks include, but are not limited to, those described in Part I, Item 1A. Risk Factors.

COMPETITION

We sell our products in highly competitive domestic and international markets in which numerous United States-based and foreign apparel firms compete. No single apparel firm or small group of apparel firms dominates the apparel industry. We believe that competition within the branded apparel industry is based primarily upon design, brand image, consumer preference, price, quality, marketing and customer service. We believe our ability to compete successfully in styling and marketing is related to our ability to foresee changes and trends in fashion and consumer preference, and to present appealing branded and private label products for consumers. Particularly with respect to our private label businesses, in some instances a retailer that is our customer may compete directly with us by sourcing its products directly or by marketing its own private label brands. Important factors relating to risks associated with competition include, but are not limited to, those described in Part I, Item 1A. Risk Factors.

SEASONAL ASPECTS OF BUSINESS AND ORDER BACKLOG

Seasonal Aspects of Business

Although our various product lines are sold on a year-round basis, the demand for specific products or styles may be seasonal. For example, the demand for golf and Tommy Bahama products is higher in the spring and summer seasons. Generally our products are sold prior to each of the retail selling seasons, including spring, summer, fall and holiday. As the timing of product shipments and other events affecting the retail business may vary, results for any particular quarter may not be indicative of results for the full year. The percentage of net sales by quarter for fiscal 2007 was 25%, 26%, 24% and 25%, respectively, and the percentage of operating income by quarter for fiscal 2007 was 23%, 25%, 19% and 33%, respectively, which may not be indicative of the distribution in future years.

Order Backlog

As of June 1, 2007 and June 2, 2006, we had booked orders totaling $270.9 million and $272.5 million, respectively, substantially all of which we expect will be or were shipped within six months after each such date. Once we receive a specific purchase order, the dollar value of such order is included in our booked orders. A portion of our business consists of at-once EDI “Quick Response” programs with large retailers. Replenishment shipments under these programs generally have such an abbreviated order life as to exclude them from the order backlog completely. We do not believe that this backlog information is necessarily indicative of sales to be expected for future periods.

TRADE REGULATION

International trade agreements, trade preference arrangements and trade legislation are important to our business because most apparel imports into the United States are highly restricted. There are two key types of restrictions. First, there are duties levied on the value of imported apparel. The duty rates on the cotton and wool product categories that cover the majority of our products range from 15 to 20%. Silk products represent a major portion of our Tommy Bahama products and are generally subject to duty rates of less than 5%. Second, until January 1, 2005, the United States had implemented restrictive quotas on the importation of many classifications of textiles and apparel products from most of the major apparel-producing countries, including most of the countries where we produce apparel and including the cotton and wool product categories that cover the majority of our products. These quota restraints placed numerical limits on the quantity of garments permitted to be imported into the United States in a given year on a by country and by product category basis. The effect of these quotas was to limit the amount of apparel that could be sourced in the countries that offered the most competitive fabrics and most competitive apparel manufacturing. As a result, a substantial portion of cotton and wool apparel imported into the United States was sourced, prior to January 1, 2005, from countries that would not be the most competitive producers in the absence of quotas. Silk products were not subject to quota restraints. Pursuant to authority granted by China’s World Trade Organization (WTO) accession agreement, both the United States and the European Union have re-imposed quotas on a number of key product categories from China.

Absent the non-market restrictions created by quotas and absent duty saving advantages available with respect to the products of certain countries under the terms of various free trade agreements and trade preference arrangements, we generally believe that the most competitive fabrics and apparel manufacturing are in Asia and the Indian sub-continent. Consequently, the elimination of quotas has resulted in a reduction in our western hemisphere sourcing and manufacturing activities and an increase in our sourcing and manufacturing activities in Asia and the Indian sub-continent. The trend away from western hemisphere sourcing and manufacturing may be slowed to some extent by various current and proposed free trade agreements and trade preference programs. We believe that by selecting the locations where we produce or source our products based in part on trade regulations, we are effective and will continue to be effective in using various trade preference agreements and legislation to our competitive advantage.

We believe that with respect to most of our production, we will continue to be able to source from the most competitive countries because of the flexibility of our manufacturing and sourcing base. This flexibility primarily arises because while we have long-term relationships with many of our contract manufacturers, we do not have long-term contractual commitments to them and are able to move our production to alternative locations if competitive market forces so dictate. The relative ease with which we can exit our currently owned and contract manufacturing facilities, if necessary, provides us with the ability to shift our production relatively quickly as different countries become more competitive as a source for manufacturing.

Important factors relating to risks associated with trade regulation include, but are not limited to, those described in Part I, Item 1A. Risk Factors.

EMPLOYEES

As of June 1, 2007, we employed approximately 4,800 persons, of whom approximately 63% were employed in the United States. Approximately 39% of our employees were retail store and restaurant employees. We believe our employee relations are good.

AVAILABLE INFORMATION

Our Internet address is www.oxfordinc.com. Under “Investor Info” on the home page of our website, we have provided a link to the SEC’s website where, among other things, our annual report on Form 10-K, proxy statement, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available once we electronically file such material with, or furnish it to, the SEC. Additionally, our Corporate Governance Guidelines, as well as the charters of our Audit Committee and the Nominating, Compensation and Governance Committee of our board of directors, are available under “Corporate Governance” on the home page of our website. Copies of these documents will be provided to any shareholder who requests a copy in writing.

In addition, we will provide, at no cost, paper or electronic copies of our reports and other filings made with the SEC. Requests should be directed to our principal executive offices at:

Investor Relations Department
Oxford Industries, Inc.
222 Piedmont Avenue, N.E.
Atlanta, GA 30308
info@oxfordinc.com
(404) 659-2424

The information on the website listed above is not and should not be considered part of this Annual Report on Form 10-K and is not incorporated by reference in this document.

Item 1A.	Risk Factors

Our business faces certain risks, many of which are outside our control. The following factors, as well as factors described elsewhere in this report or in our other filings with the SEC, which could materially affect our business, financial condition or operating results, should be carefully considered in evaluating our company and the forward-looking statements contained in this report. The risks described below are not the only risks facing our company. If any of the following risks, or other risks or uncertainties not currently known to us or that we currently deem to be immaterial, actually occur, our business, financial condition or operating results could suffer.

The apparel industry is heavily influenced by general economic cycles, which could adversely affect our sales or require us to significantly modify our current business practices.

The apparel industry is cyclical and dependent upon the overall level of discretionary consumer spending, which changes as regional, domestic and international economic conditions change. Overall economic conditions that affect discretionary consumer spending include, but are not limited to, employment levels, energy costs, interest rates, tax rates, personal debt levels and stock market volatility. Uncertainty about the future may also impact the level of discretionary consumer spending or result in shifts in consumer spending to products other than apparel. Any deterioration in general economic or political conditions, acts of war or terrorism or other factors that create uncertainty or alter the discretionary consumer habits in our key markets, particularly the United States and the United Kingdom, could reduce our sales or require us to significantly modify our current business practices, and consequently harm our results of operations.

The apparel industry is highly competitive and we face significant competitive threats to our business from various third parties that could reduce our sales, increase our costs, result in reduced price points for our products and/or result in decreased margins.

The apparel industry is highly competitive and fragmented. Our competitors include numerous apparel designers, manufacturers, distributors, importers, licensors, and retailers, some of which may also be our customers. The level and nature of our competition varies and the number of our direct competitors and the intensity of competition may increase as we expand into other markets or as other companies expand into our markets. Some of our competitors may be able to adapt to changes in consumer demand more quickly, devote greater resources to establishing brand recognition or adopt more aggressive pricing policies than we can. In addition, with respect to certain of our businesses, retailers that are our customers may pose a significant competitive threat by sourcing their products directly or marketing their own private label brands. These competitive factors within the apparel industry may result in reduced sales, increased costs, lower prices for our products and/or decreased margins.

The apparel industry is subject to rapidly evolving fashion trends, and we must continuously offer innovative and upgraded products to maintain and grow our existing businesses. Failure to offer innovative and upgraded products may adversely affect our sales and lead to excess inventory, markdowns and/or dilution of our brands.

We believe that the principal competitive factors in the apparel industry are design, brand image, consumer preference, price, quality, marketing and customer service. Although certain of our products carry over from season to season, the apparel industry in general is subject to rapidly changing fashion trends and shifting consumer demands. Accordingly, we must anticipate, identify and capitalize upon emerging as well as proven fashion trends. We believe that our success depends on our ability to continuously develop, source, market and deliver a wide variety of innovative, fashionable and saleable brands and products. These products must be offered at competitive prices in the respective distribution channels. Sales growth from our brands will depend largely upon our ability to continue to maintain and enhance the distinctive brand identities.

Due to the competitive nature of the apparel industry, there can be no assurance that the demand for our products will not decline or that we will be able to successfully evaluate and adapt our products to align with consumers’ preferences, fashion trends and changes in consumer demographics. As is typical with new products, market acceptance of new designs and products is subject to uncertainty. In addition, the introduction of new lines and products often requires substantial costs in design, marketing and advertising, which may not be recovered if the products are not successful. Any failure on our part to develop appealing products and update core products could limit our ability to differentiate our products. Additionally, such a failure could leave us with a substantial amount of unsold excess inventory, which we may be forced to sell at lower price points. Any of these factors could result in the deterioration in the appeal of our brands and products, adversely affecting our business, financial condition and operating results.

The acquisition of new businesses has certain inherent risks, including, for example, strains on our management team, unexpected acquisition costs, and, in some instances, contingent payments.

We face many challenges in our strategy to focus more of our resources on branded products rather than private label products. An important aspect of this strategy is our ability to acquire new businesses in the future if appropriate investment opportunities are available. Our sales growth may be limited if we are unable to find suitable acquisition candidates at reasonable prices in the future, if we are unsuccessful in integrating any acquired businesses in a timely manner or if the acquisitions do not achieve the anticipated results. Evaluating and completing acquisitions in the future may strain our administrative, operational and financial resources and distract our management from our other businesses.

In addition, integrating acquired businesses is a complex, time-consuming, and expensive process. The integration process for newly acquired businesses could create a number of challenges and adverse consequences for us associated with the integration of product lines, employees, sales teams and outsourced manufacturers; employee turnover, including key management and creative personnel of the acquired and existing businesses; disruption in product cycles for newly acquired product lines; maintenance of acceptable standards, controls, procedures and policies; and the impairment of relationships with customers of the acquired and existing businesses. Further, we may not be able to manage the combined operations and assets effectively or realize the anticipated benefits of the acquisition.

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

Similar to the terms of our acquisition of Tommy Bahama, the terms of any future acquisitions may require us to make substantial payments to the sellers, who may be key members of our management, in performance-based contingent payments for a number of years after the acquisition. It is possible that their interests, with respect to the contingent payments, will differ from the interests of our company as a whole. Such differences may occur if the agreements have incentives to maximize the profitability of the acquired business during the contingent payment term, which may be to the detriment of the longer term prospects for the business.

Divestitures of certain businesses or discontinuations of certain product lines which occur may require us to find alternative uses for our resources.

As we did in fiscal 2006 with respect to our Womenswear Group operations, we may determine in the near future that it is appropriate to divest or discontinue certain operations. Divestitures of certain businesses that do not align with the strategy of our company as a whole or the discontinuation of certain product lines which may not provide the returns that we expect may result in under-utilization of our resources in the event that the operations are not replaced with new lines of business either internally or through acquisition. There can be no guarantee that if we divest certain businesses or discontinue certain product lines that we will be able to replace the sales and profits related to these businesses or to appropriately utilize our resources, which may result in a decline in our operating results.

The loss of key management or our inability to attract and retain qualified personnel in the future may have an adverse effect on our business, financial condition and operating results.

Our success depends upon disciplined execution at all levels of our organization, including our executive officers. Competition for qualified personnel in the apparel industry is intense, and we compete for these individuals with other companies which may have greater financial resources. The unexpected loss of J. Hicks Lanier, Chairman and Chief Executive Officer, or any of our other executive officers, could materially adversely affect our business, financial condition and operating results.

The apparel industry has experienced price deflation in recent years, and price reductions in our products in the future could put downward pressure on our net sales and margins.

The average net selling price of apparel continues to decrease in the apparel industry, particularly for private label products. The decline is primarily attributable to increased competition, excess worldwide manufacturing capacity, increased product sourcing in lower cost countries, growth of the mass merchant and discount channels of distribution, consolidation in the retail industry, excess capacity of retail space, reduced relative spending on apparel and increased value consciousness on the part of consumers. To remain competitive, we may need to reduce our prices from time to time in response to these deflationary pressures. These deflationary pressures, even if met with reduced costs that do not adversely impact our sales volume, could reduce our net sales or have an adverse impact on our margins.

We depend on a group of key customers for a significant portion of our sales. A significant adverse change in a customer relationship or in a customer’s financial position could negatively impact our net sales and profitability.

We generate a significant percentage of our sales from a few major customers, to whom we extend credit without requiring collateral, resulting in a large amount of receivables from just a few customers. For fiscal 2007, sales to our ten largest customers accounted for approximately 44% of our total net sales. In addition, the net sales of our individual operating groups may be concentrated among several large customers. Continued consolidation in the retail industry may increase the concentration of our customers. This consolidation could result in a decrease in the number of stores that carry our products, restructuring of our customers’ operations, more centralized purchasing decisions, direct sourcing and greater leverage by customers, potentially resulting in lower prices, realignment of customer affiliations or other factors which could negatively impact our net sales and profitability.

We generally do not have long-term contracts with any of our customers. Instead, we rely on long-standing relationships with these customers and our position within the marketplace. As a result, purchases generally occur on an order-by-order basis, and each relationship can generally be terminated by either party at any time. A decision by one or more major customers, whether motivated by competitive considerations, quality or style issues, financial difficulties, economic conditions or otherwise, could impact their desire or ability to purchase our products or change their manner of doing business with us. An unanticipated decline in sales to one or more major customers could adversely affect our net sales and profitability, as it would be difficult to immediately, if at all, replace this business with new customers or increase sales volumes with other existing customers.

In addition, due to long product lead times, several of our product lines are designed and manufactured in anticipation of orders for sale. We make commitments for fabric and production in connection with these lines. These commitments can be made up to several months prior to the receipt of firm orders from customers and if orders do not materialize or are canceled, we may incur expenses to terminate our fabric and production commitments and dispose of excess inventories.

Fluctuations in prices and availability of raw materials could cause delays in product deliveries to our customers and increase our costs of goods sold.

We and our third party suppliers rely on the availability of raw materials at reasonable prices. Decreases in the availability of raw materials could impair our ability to meet production requirements in a timely manner. The principal fabrics used in our business are cotton, linens, wools, silk, other natural fibers, synthetics and blends of these materials. The prices paid for these fabrics depend on the market price for raw materials used to produce them. The price and availability of certain raw materials has in the past fluctuated, and may in the future fluctuate depending on a variety of factors, including crop yields, weather, supply conditions, government regulation, war, terrorism, labor unrest, global health concerns, economic climate, the cost of petroleum and other unpredictable factors. Additionally, costs of our third party providers or our transportation costs may increase due to these same factors. We have not historically entered into any futures contracts to hedge commodity prices. Any significant increase in the price of raw materials or decrease in the availability of raw materials could cause delays in product deliveries to our customers and increase our costs of goods sold.

We are dependent upon our third party producers’ and sourcing agents’ ability to meet our requirements; any failures by these producers and sourcing agents to meet our requirements, or the unavailability of suitable producers and sourcing agents in the future, may negatively impact our ability to deliver quality products to our customers on a timely basis or result in higher costs or reduced net sales.

We source substantially all of our products from non-exclusive third party producers and sourcing agents located in foreign countries. Although we place a high value on long-term relationships with our suppliers, generally we do not have long-term contracts, but instead typically conduct business on an order-by-order basis. Therefore, we compete with other companies for the production capacity of independent manufacturers.

We regularly depend upon the ability of third party producers to secure a sufficient supply of raw materials, adequately finance the production of goods ordered and maintain sufficient manufacturing and shipping capacity. Although we monitor production in third party manufacturing locations by sending employees from our buying offices, employing local nationals and using unaffiliated buying agents, we cannot be certain that we will not experience operational difficulties with our manufacturers, such as the reduction of availability of production capacity, errors in complying with product specifications, insufficient quality control, failures to meet production deadlines or increases in manufacturing costs. Such difficulties may negatively impact our ability to deliver quality products to our customers on a timely basis, which may have a negative impact on our customer relationships and result in lower net sales.

We require third party producers to meet certain standards in terms of working conditions, environmental protection and other matters before placing business with them. As a result of higher costs relating to compliance with these standards, we may pay higher prices than some of our competitors for products. In addition, the labor and business practices of independent apparel manufacturers have received increased attention from the media, non-governmental organizations, consumers and governmental agencies in recent years. Failure by us or our independent manufacturers to adhere to labor or other laws or business practices accepted as ethical in our key markets, and the potential litigation, negative publicity and political pressure relating to any of these events, could disrupt our operations or harm our reputation.

Our reliance on foreign sourcing operations expose us to risks that could result in higher costs, loss of sales or impaired customer goodwill.

Our dependence on foreign supply sources could result in disruptions to our operations in the event of disruptions in the global transportation network including strikes and work stoppages at port facilities; political instability or other international events; economic disruptions; foreign currency fluctuations; labor disputes at factories; the imposition of new or adversely adjusted tariffs, duties, quotas, import and export controls, taxes and other regulations; changes in U.S. customs procedures concerning the importation of apparel products; changes in domestic or foreign governmental policies; actual or threatened acts of war or terrorism; or the occurrence of an epidemic. These and other events beyond our control could interrupt our supply chain and delay receipt of our products, which could result in higher costs, including product and transportation costs, unanticipated inventory accumulation, or the loss of sales, customer orders and customer goodwill.

Our business is subject to regulatory risks associated with importing products and our products may become less competitive as a result of changes in the regulatory environment.

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

We benefit from duty-free treatment under international trade agreements and regulations such as the North American Free Trade Agreement and the Andean Trade Preference and Drug Eradication Act. The elimination of such treatment or our inability to qualify for such benefits would adversely impact our business and by increasing our cost of goods sold.

Our or any of our suppliers’ failure to comply with customs or similar laws could restrict our ability to import products or lead to fines or other penalties. We cannot guarantee that future regulatory actions or trade agreements will not provide our competitors with a material advantage over us or materially increase our costs.

We may be unable to protect our trademarks and other intellectual property or may otherwise have our brand names harmed.

We believe that our registered and common law trademarks and other intellectual property, as well as other contractual arrangements including licenses and other proprietary intellectual property rights, have significant value and are important to our continued success and our competitive position due to their recognition by retailers and consumers. Approximately 59% of our net sales in fiscal 2007 was attributable to branded products for which we own the trademark. Therefore, our success depends to a significant degree upon our ability to protect and preserve our intellectual property. We rely on laws in the United States and other countries to protect our proprietary rights. However, we may not be able to sufficiently prevent third parties from using our intellectual property without our authorization, particularly in those countries where the laws do not protect our proprietary rights as fully as in the United States.

From time to time, we discover products in the marketplace that are unauthorized reproductions of certain of our branded products or that otherwise infringe upon our trademarks and other intellectual property. Such counterfeiting typically increases as brand recognition increases. Despite precautions we may take to protect our intellectual property, policing unauthorized use of our intellectual property is difficult, expensive and time consuming and we may be unable to sufficiently determine the extent of unauthorized use. There can be no assurance that the actions we have taken to establish and protect our trademarks and other intellectual property will be adequate to prevent the creation of counterfeits, knock-offs, imitations or infringement of our products or trademarks by third parties. From time to time, we rely on litigation and other legal action to enforce our intellectual property rights or contractual rights. As a general matter, we may not be able to sufficiently protect the value of our intellectual property through litigation. Litigation or other legal action to enforce our intellectual property rights or contractual rights, whether successful or unsuccessful, could result in substantial costs to us and diversion of our management and other resources. In addition, if a third party imitates certain of our products in a manner that projects a lesser quality or carries a negative connotation, this could have a material adverse effect on the goodwill of our brands in the marketplace, regardless of whether it violates our intellectual property rights.

Additionally, there can be no assurance that the actions that we have taken will be adequate to prevent others from seeking to block sales of our products as violations of proprietary rights. Although we have not been materially inhibited from selling products in connection with trademark disputes, as we extend our brands into new product categories and new product lines and expand the geographic scope of our marketing, we could become subject to litigation based on allegations of the infringement of intellectual property rights of third parties. In the event a claim of infringement against us is successful, we may be required to pay damages, royalties or license fees to continue to use intellectual property rights that we had been using or we may be unable to obtain necessary licenses from third parties at a reasonable cost or within a reasonable time. Litigation and other legal action of this type, regardless of whether it is successful, could result in substantial costs to us and diversion of our management and other resources.

We make use of debt to finance our operations, which exposes us to risks that could adversely affect our business, financial position and operating results.

Our levels of debt vary as a result of the seasonality of our business, investments in acquisitions and working capital and divestitures. Our debt levels may increase in the future under our existing facilities or potentially under new facilities, or the terms or forms of our financing arrangements in the future may change, which may increase our exposure to the items discussed below.

Our indebtedness includes, and any future indebtedness may include, certain obligations and limitations, including the periodic payment of principal and interest, maintenance of certain financial covenants and certain other limitations related to additional debt, dividend payments, investments and dispositions of assets. Our ability to satisfy these obligations will be dependent upon our business, financial condition and operating results. These obligations and limitations may increase our vulnerability to adverse economic and industry conditions, place us at a competitive disadvantage compared to our competitors that have less indebtedness and limit our flexibility in carrying out our business plan and planning for, or reacting to, changes in the industry in which we operate.

As indebtedness matures, we will be required to extend or refinance such indebtedness, sell assets to repay the indebtedness or raise equity to fund the repayment of the indebtedness. Additionally, a breach of the covenants relating to our indebtedness could result in an event of default under those instruments, in some instances allowing the holders of that indebtedness to declare all outstanding indebtedness immediately due and payable. At maturity or in the event of an acceleration of payment obligations, we would likely be unable to pay our outstanding indebtedness with our cash and cash equivalents then on hand. We would, therefore, be required to seek alternative sources of funding, which may not be available on commercially reasonable terms or at all, or face bankruptcy. If we are unable to refinance our indebtedness or find alternative means of financing our operations, we may be required to curtail our operations or take other actions that are inconsistent with our current business practices or strategy.

We have interest rate risk on a portion of our indebtedness, as certain of our indebtedness is based on variable interest rates. We generally do not engage in hedging activities with respect to our interest rate risk. An increase in interest rates may require us to pay a greater amount of our funds from operations towards interest even if the amount of borrowings outstanding remains the same. As a result, we may have to revise or delay our business plans, reduce or delay capital expenditures or otherwise adjust our plans for operations.

Our sales and operating results are influenced by weather patterns and natural disasters.

Like other companies in the apparel industry, our sales volume may be adversely affected by unseasonable weather conditions or natural disasters, which may cause consumers to alter their purchasing habits or result in a disruption to our operations. Because of the seasonality of our business and the concentration of a significant proportion of our customers in certain geographic regions as discussed below, the occurrence of such events could disproportionately impact our business, financial condition and operating results.

Our foreign sourcing operations as well as the sale of products in foreign markets result in an exposure to fluctuations in foreign currency exchange rates.

As a result of our international operations, we are exposed to certain risks in conducting business outside of the United States. Substantially all of our contracts to have goods produced in foreign countries are denominated in U.S. dollars. Purchase prices for our products may be impacted by fluctuations in the exchange rate between the U.S. dollar and the local currencies of the contract manufacturers, such as the Chinese Yuan, which may have the effect of increasing our cost of goods sold in the future. If the value of the U.S. dollar decreases relative to certain foreign currencies in the future, then the prices that we negotiate for products could increase, and it is possible that we would not be able to pass this increase on to customers, which would negatively impact our margins. If the value of the U.S. dollar increases between the time a price is set and payment for a product, the price we pay may be higher than that paid for comparable goods by any competitors that pay for goods in local currencies, and these competitors may be able to sell their products at more competitive prices. Additionally, currency fluctuations could also disrupt the business of our independent manufacturers that produce our products by making their purchases of raw materials more expensive and difficult to finance.

We received U.S. dollars for greater than 85% of our product sales during fiscal 2007. The sales denominated in foreign currencies primarily relate to Ben Sherman sales in the United Kingdom and Europe. An increase in the value of the U.S. dollar compared to these other currencies in which we have sales could result in lower levels of sales and earnings in our consolidated statements of earnings, although the sales in foreign currencies could be equal to or greater than amounts in prior periods. We generally do not engage in hedging activities with respect to our exposure to foreign currency risk except that, on occasion, we do purchase foreign currency forward exchange contracts for our goods purchased on U.S. dollar terms that are expected to be sold in the United Kingdom and Europe.

We are dependent on a limited number of distribution centers, making our operations particularly susceptible to disruption.

Our ability to meet customer expectations, manage inventory and achieve objectives for operating efficiencies depends on the proper operation of our primary distribution facilities, some of which are owned and others of which are operated by third parties. Finished garments from our contractors are inspected and stored at these distribution facilities. If any of these distribution facilities were to shut down or otherwise become inoperable or inaccessible for any reason, we could experience a reduction in sales, a substantial loss of inventory or higher costs and longer lead times associated with the distribution of our products during the time it takes to reopen or replace the facility. This could negatively affect our operating results and our customer relationships.

We rely on our licensing partners to preserve the value of our brands and as a source of royalty income.

Certain of our brands, such as Tommy Bahama and Ben Sherman, have a reputation of outstanding quality and name recognition, which make the brands valuable as a source of royalty income. We are able to license complementary products and obtain royalty income from the use of our brands’ names. While we take significant steps to ensure the reputation of our brands is maintained through our license agreements, there can be no guarantee our brands will not be negatively impacted through our association with products outside of our core apparel products or due to the actions of a licensee. The improper or detrimental actions of a licensee may not only result in a decrease in the sales of our licensee’s products but also could significantly impact the perception of our brands. If the licensees’ products are not acceptable to consumers, if the licensee’s actions are detrimental to our brands or if we do not add new license agreements, our net sales, royalty income and reputation could be negatively impacted.

We hold licenses for the use of other parties’ brand names, and we cannot guarantee our continued use of such brand names or the quality or salability of such brand names.

We have entered into license and design agreements to use certain trademarks and trade names, such as Nautica, Kenneth Cole, Tommy Hilfiger, Dockers, O Oscar, Geoffrey Beene and Evisu, to market our products. Approximately 14% of our net sales during fiscal 2007 related to the products for which we license the use of the trademark for specific product categories. These license and design agreements will expire at various dates in the future. Although we believe our relationships with our principal licensors are generally favorable, we cannot guarantee that we will be able to renew these licenses on acceptable terms upon expiration or that we will be able to acquire new licenses to use other popular trademarks. If any one or more of these licenses expires or is terminated, we will lose the sales and profits generated pursuant to such license.

In addition to certain compliance obligations, all of our significant licenses provide minimum thresholds for royalty payments and advertising expenditures for each license year, which we must pay regardless of the level of our sales of the licensed products. If these thresholds are not met due to a general economic downturn or otherwise, our licensors may be permitted contractually to terminate these agreements or seek payment of minimum royalties even if the minimum sales are not achieved. In addition, our licensors produce their own products and license their trademarks to other third parties, and we are unable to control the quality of goods that others produce. If licensors or others do not maintain the quality of these trademarks or if the brand image deteriorates, our sales and profits generated by such brands may decline.

We may not be successful in operating existing retail stores and restaurants or in opening new retail stores and restaurants.

An integral part of our strategy is to develop and operate retail stores and restaurants for certain of our brands. Net sales from retail stores and restaurants were approximately 22% of our consolidated net sales during fiscal 2007. In addition to the general risks associated with the apparel industry, risks associated with our retail and restaurant operations include our ability to find and select appropriate locations. Other risks include our ability to negotiate acceptable lease terms; build-out the facilities; source sufficient levels of consumer desirable inventory; hire, train and retain competent personnel; abide by applicable labor laws;

install and operate effective technology systems; and apply appropriate pricing strategies. Retail stores and restaurants involve a significant capital investment and incur significant fixed operating expenditures, including obligations under long-term leases. We cannot be sure that our current locations will be profitable or that we can successfully complete our planned expansion. In addition, as we expand the number of our retail stores, we run the risk that our wholesale customers will perceive that we are increasingly competing directly with them, which may lead them to reduce or terminate purchases of our products.

Our concentration of retail stores and wholesale customers for certain of our products exposes us to certain regional risks.

Our retail locations are heavily concentrated in certain geographic areas in the United States, including Florida, California and Hawaii, for our Tommy Bahama retail stores and the United Kingdom for our Ben Sherman retail stores. Additionally, a significant portion of our wholesale sales for Tommy Bahama and Ben Sherman products are concentrated in the same geographic areas. Due to this concentration, we have exposure to factors that impact these regions, including general economic conditions, weather patterns, natural disasters and other factors.

Our restaurant operations may be negatively impacted by regulatory issues or by health, safety, labor and similar operational issues, or by publicity surrounding any of these issues.

The restaurant industry is highly competitive and requires compliance with a variety of federal, state and local regulations. In particular, our Tommy Bahama restaurants typically serve alcohol and, therefore, maintain liquor licenses. Our ability to maintain our liquor licenses depends on our compliance with applicable laws and regulations. The loss of a liquor license would adversely affect the profitability of a restaurant. Additionally, as a participant in the restaurant industry, we face risks related to food quality, food-borne illness, injury, health inspection scores and labor relations. Regardless of whether allegations related to these matters are valid or whether we become liable, we may be materially and adversely affected by negative publicity associated with these issues. The negative impact of adverse publicity relating to one restaurant may extend beyond the restaurant involved to affect some or all of the other restaurants, as well as the image of the Tommy Bahama brand as a whole.

We operate in various countries with differing laws and regulations, which may impair our ability to maintain compliance with regulations and laws.

Although we attempt to abide by the laws and regulations in each jurisdiction in which we operate, the complexity of the laws and regulations to which we are subject, including customs regulations, labor laws, competition laws, and domestic and international tax legislation, makes it difficult for us to ensure that we are currently, or will be in the future, compliant with all laws and regulations. We may be required to make significant expenditures or modify our business practices to comply with existing or future laws or regulations, and unfavorable resolution to litigation or a violation of applicable laws and regulations may increase our costs and materially limit our ability to operate our business.

Our operations are reliant on information technology, and any interruption or other failure in our information technology systems may impair our ability to compete effectively in the apparel industry, including our ability to provide services to our customers and meet the needs of management.

The efficient operation of our business is dependent on information technology. Information systems are used in all stages of our operations from design to distribution and as a method of communication with our customers and suppliers as well as our domestic and foreign employees. We also rely on information systems to provide relevant and accurate information to our management in order to allocate resources and forecast and report our operating results. Service interruptions may occur as a result of a number of factors, including computer viruses, hacking or other unlawful activities by third parties, disasters, or failures to properly install, upgrade, integrate, protect, repair or maintain our systems. We periodically assess the appropriateness and relevance of our current financial and operational systems, which could result in a change to or replacement of these systems in the future. In doing so, there can be no assurances that we will be successful in developing or acquiring competitive systems which are responsive to our needs and the needs of our customers. Any interruption, or other failure, of critical business information systems, including an interruption or failure caused by our inability to successfully upgrade or change our financial or operational systems, could cause difficulties in operating our business and communicating with our customers, which could cause our sales and profits to decrease.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our administrative and sales functions are conducted in approximately 0.5 million square feet of owned and leased space in various locations in the United States, the United Kingdom and Hong Kong. We utilize approximately 1.7 million square feet of owned and leased facilities in the United States, Germany, Mexico and Honduras in conducting our distribution and manufacturing functions. We also lease approximately 0.4 million square feet located in the United States and the United Kingdom for retail stores and restaurants, each of which is less than 15,000 square feet per location. We do not believe that we are dependent on any individual retail or restaurant location for our business operations. These retail stores and restaurants are operated by Tommy Bahama and Ben Sherman and are described in more detail in Item 1 of this report. We believe that our existing administrative, sales, distribution, manufacturing, retail store and restaurant facilities are well maintained, in good operating condition and will be adequate for our present level of operations. We anticipate that we will be able to extend our leases to the extent that they expire in the near future on terms that are satisfactory to us, or if necessary, locate substitute properties on acceptable terms. Details of our principal administrative, sales, distribution and manufacturing facilities, including approximate square footage, are as follows:

		Operating	Square	Lease
Location	Primary Use	Group	Footage	Expiration

Atlanta, Georgia	Sales/administration	Corporate & Lanier Clothes	70,000	Owned
Seattle, Washington	Sales/administration	Tommy Bahama	80,000	2015
Lyons, Georgia	Sales/administration	Oxford Apparel	90,000	Owned
London, England	Sales/administration	Ben Sherman	20,000	2013
Lurgan, Northern Ireland	Sales/administration	Ben Sherman	10,000	Owned
New York, New York	Sales/administration	Various	100,000	Various
Hong Kong	Sales/administration	Oxford Apparel	30,000	Various
Auburn, Washington	Distribution center	Tommy Bahama	260,000	2015
Lyons, Georgia	Distribution center	Oxford Apparel	330,000	Owned
Toccoa, Georgia	Distribution center	Lanier Clothes	310,000	Owned
Greenville, Georgia	Distribution center	Lanier Clothes	120,000	Owned
Tegucigalpa, Honduras	Manufacturing plant	Oxford Apparel	80,000	Owned
Merida, Mexico	Manufacturing plant	Lanier Clothes	80,000	Owned

Item 3.	Legal Proceedings

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

Market and Dividend Information

Our common stock is listed and traded on the New York Stock Exchange under the symbol “OXM.” As of June 1, 2007, there were 488 record holders of our common stock. The following table sets forth the high and low sale prices and quarter-end closing prices of our common stock as reported on the New York Stock Exchange for the quarters indicated. Additionally, the table indicates the dividends per share declared on shares of our common stock by our board of directors for each quarter.

	High	Low	Close	Dividends

Fiscal 2007
Fourth Quarter	$50.86	$43.99	$45.98	$0.18
Third Quarter	$52.05	$42.17	$47.28	$0.18
Second Quarter	$53.98	$40.13	$50.55	$0.15
First Quarter	$42.10	$34.34	$41.51	$0.15
Fiscal 2006
Fourth Quarter	$52.74	$38.01	$41.77	$0.15
Third Quarter	$57.58	$42.00	$46.18	$0.15
Second Quarter	$56.99	$40.87	$55.84	$0.135
First Quarter	$51.68	$41.01	$44.86	$0.135

Additionally, on July 27, 2007, our board of directors declared a cash dividend of $0.18 per share payable on August 31, 2007 to shareholders of record on August 15, 2007, which will be the 189th consecutive quarterly dividend we have paid since we became a public company in July 1960.

For details about limitations on our ability to pay dividends, see Note 5 of our consolidated financial statements and Part I, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, both contained in this report.

Recent Sales of Unregistered Securities

We did not sell any unregistered securities during fiscal 2007.

Purchases of Equity Securities by the Issuer and Affiliated Purchases

We have certain stock incentive plans as described in Note 7 to our consolidated financial statements included in this report, all of which are publicly announced plans. Under the plans, we can repurchase shares from employees to cover the employee tax liabilities related to the exercise of stock options or the vesting of previously restricted shares. We did not repurchase any shares under these programs during the fourth quarter of fiscal 2007.

On August 3, 2006, our board of directors approved a stock repurchase authorization for up to one million shares of our common stock. In accordance with the authorization, we may repurchase our common shares from time to time in privately negotiated or open market transactions. As of June 1, 2007, no shares had been repurchased under this plan.

Item 6.	Selected Financial Data

Our selected financial data below reflects the impact of our fiscal 2004 acquisition of Tommy Bahama and our fiscal 2005 acquisition of Ben Sherman. In addition, the selected financial data below reflects the divestiture of substantially all of the assets of our Womenswear Group operations in fiscal 2006, resulting in those operations being classified as discontinued operations for all periods presented.

	Fiscal 2007	Fiscal 2006	Fiscal 2005	Fiscal 2004	Fiscal 2003
	(Dollars in thousands, except per share amounts)

Net sales	$1,128,907	$1,109,116	$1,056,787	$818,687	$455,840
Cost of goods sold	681,147	677,429	653,538	515,481	339,944

Gross profit	447,760	431,687	403,249	303,206	115,896
Selling, general and administrative expenses	356,970	339,073	314,413	228,293	99,993
Amortization of intangible assets	6,405	7,642	8,622	6,670	38
Royalties and other operating income	16,462	13,144	12,060	5,114	—

Operating income	100,847	98,116	92,274	73,357	15,865
Interest expense, net	22,214	23,971	26,146	23,530	1,772

Earnings before income taxes	78,633	74,145	66,128	49,827	14,093
Income taxes	26,313	22,944	22,177	18,363	5,778

Net earnings from continuing operations	52,320	51,201	43,951	31,464	8,315
(Loss) earnings from discontinued operations, net of taxes	(183)	19,270	5,876	8,252	12,012

Net earnings	$52,137	$70,471	$49,827	$39,716	$20,327

Diluted net earnings from continuing operations per common share	$2.93	$2.88	$2.53	$1.88	$0.55
Diluted (loss) earnings from discontinued operations per common share	$(0.01)	$1.08	$0.34	$0.49	$0.79

Diluted net earnings per common share	$2.92	$3.96	$2.87	$2.38	$1.34
Diluted weighted average shares outstanding	17,881	17,781	17,350	16,699	15,143
Dividends declared	$11,741	$9,899	$8,515	$7,285	$6,314
Dividends declared per common share	$0.66	$0.57	$0.51	$0.45	$0.42
Total assets related to continuing operations	$908,738	$826,380	$826,297	$598,951	$408,247
Total assets	$908,738	$885,595	$905,877	$694,817	$494,365
Long-term debt, less current maturities	$199,294	$200,023	$289,076	$198,814	$198,586
Shareholders’ equity	$450,945	$398,701	$303,501	$238,977	$189,365
Capital expenditures	$31,312	$24,953	$23,407	$14,073	$1,969
Depreciation and amortization included in continuing operations	$23,125	$22,734	$21,943	$17,971	$5,029
Amortization of deferred financing costs	$2,465	$2,462	$4,439	$2,655	$50
Book value per share at year-end	$25.27	$22.59	$17.97	$14.74	$12.59
Return (net earnings from continuing operations) on average shareholders’ equity	12.3%	14.6%	16.2%	14.7%	4.6%
Return (net earnings from continuing operations) on average total assets related to continuing operations	5.8%	6.2%	6.2%	6.2%	2.9%

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our operations, cash flows, liquidity and capital resources should be read in conjunction with our consolidated financial statements contained in this report.

OVERVIEW

We generate revenues and cash flow through the design, sale, production and distribution of branded and private label consumer apparel and footwear for men, women and children and the licensing of company-owned trademarks. Our principal markets and customers are located primarily in the United States and, to a lesser extent, the United Kingdom. We source substantially all of our products through third party producers in foreign countries. We primarily distribute our products through our wholesale customers which include chain stores, department stores, specialty stores, specialty catalog retailers, mass merchants and Internet retailers. We also sell products of certain of our owned brands through our own retail stores.

We operate in an industry that is highly competitive. We believe our ability to continuously evaluate and respond to changing consumer demands and tastes across multiple market segments, distribution channels and geographic regions is critical to our success. Although our approach is aimed at diversifying our risks, misjudging shifts in consumer preferences could have a negative affect on future operating results. Other key aspects of competition include brand image, quality, distribution method, price, customer service and intellectual property protection. We believe our size and global operating strategies help us to compete successfully by providing opportunities for operating synergies. Our success in the future will depend on our ability to continue to design products that are acceptable to the markets we serve and to source our products on a competitive basis while still earning appropriate margins.

We are executing a strategy to move towards a business model that is more focused on brands owned or controlled by us. Our decision to follow this strategy is driven in part by the continued consolidation in the retail industry and the increasing concentration of apparel manufacturing in a relatively limited number of offshore markets, trends which make the private label business increasingly more competitively challenging. Significant steps in our execution of this strategy include our June 2003 acquisition of Tommy Bahama; our July 2004 acquisition of Ben Sherman; the divestiture of our private label Womenswear Group in June 2006; the closure of certain of our manufacturing facilities located in Latin America and the associated shifts in our Oxford Apparel and Lanier Clothes operating groups towards package purchases from third party manufacturers primarily in the Far East; and the acquisition of several other trademarks and related operations including Solitude, Arnold Brant and Hathaway. In the future, we will continue to look for opportunities by which we can make further progress with this strategy, including through organic growth in our owned brands, the acquisition of additional brands, and further streamlining of portions of our private label businesses that do not have the potential to meet our operating income expectations.

The most significant factors impacting our results and contributing to the change in diluted net earnings from continuing operations per common share of $2.93 in fiscal 2007 from $2.88 in fiscal 2006 were:

•	a $10.0 million, or 14.0%, increase in the operating income of Tommy Bahama primarily due to the increased sales and a reduction in intangible asset amortization expense;

•	a $2.0 million, or 18.9%, decrease in the operating income of Ben Sherman primarily as a result of a reduction in net sales and operating income in the United Kingdom and the United States;

•	a $13.2 million, or 75.7%, decrease in the operating income of Lanier Clothes primarily due to the challenging conditions and sluggish demand in the tailored clothing market in fiscal 2007;

•	a $8.2 million, or 56.3%, increase in operating income in Oxford Apparel primarily due to a reduction in selling, general and administrative expenses and the purchase of a two-thirds interest in the entity that owns the Hathaway trademark in the United States and certain other countries; and

•	an effective tax rate of 33.5% and 30.9% in fiscal 2007 and fiscal 2006, respectively. Fiscal 2006 was impacted by the repatriation of certain earnings of our foreign subsidiaries, under the provisions of the

American Jobs Creation Act of 2004. We believe our effective tax rate in fiscal 2008 will approximate 34.0% to 34.5%.

RESULTS OF OPERATIONS

The following tables set forth the line items in our consolidated statements of earnings data both in dollars and as a percentage of net sales. The tables also set forth the percentage change of the data as compared to the prior year. We have calculated all percentages based on actual data, but percentage columns may not add due to rounding. Individual line items of our consolidated statements of earnings may not be directly comparable to those of our competitors, as statement of earnings classification of certain expenses may vary by company. The results of operations of Ben Sherman are included in our consolidated statements of earnings from the date of acquisition on July 30, 2004.

	Fiscal Year
	2007	2006	2005
	(In thousands)

Net sales	$1,128,907	$1,109,116	$1,056,787
Cost of goods sold	681,147	677,429	653,538

Gross profit	447,760	431,687	403,249
Selling, general and administrative	356,970	339,073	314,413
Amortization of intangible assets	6,405	7,642	8,622
Royalties and other operating income	16,462	13,144	12,060

Operating income	100,847	98,116	92,274
Interest expense, net	22,214	23,971	26,146

Earnings before income taxes	78,633	74,145	66,128
Income taxes	26,313	22,944	22,177

Net earnings from continuing operations	52,320	51,201	43,951
(Loss) earnings from discontinued operations, net of taxes	(183)	19,270	5,876

Net earnings	$52,137	$70,471	$49,827

	% of Net Sales
	Fiscal Year			% Change
	2007	2006	2005	’06-’07	’05-’06

Net sales	100.0%	100.0%	100.0%	1.8%	5.0%
Cost of goods sold	60.3%	61.1%	61.8%	0.5%	3.7%

Gross profit	39.7%	38.9%	38.2%	3.7%	7.1%
Selling, general and administrative	31.6%	30.6%	29.8%	5.3%	7.8%
Amortization of intangible assets	0.6%	0.7%	0.8%	(16.2)%	(11.4)%
Royalties and other operating income	1.5%	1.2%	1.1%	25.2%	9.0%

Operating income	8.9%	8.8%	8.7%	2.8%	6.3%
Interest expense, net	2.0%	2.2%	2.5%	(7.3)%	(8.3)%

Earnings before income taxes	7.0%	6.7%	6.3%	6.1%	12.1%
Income taxes	2.3%	2.1%	2.1%	14.7%	3.5%

Net earnings from continuing operations	4.6%	4.6%	4.2%	2.2%	16.5%
(Loss) earnings from discontinued operations, net of taxes	0.0%	1.7%	0.6%	NM	227.9%

Net earnings	4.6%	6.4%	4.7%	(26.0)%	41.4%

OPERATING GROUPS

Our business is operated through our four operating groups: Tommy Bahama, Ben Sherman, Lanier Clothes and Oxford Apparel. We identify our operating groups based on the way our management organizes the components of our business for purposes of allocating resources and assessing performance. In connection with the close of fiscal 2007 and due in part to changes in our management reporting structure, we reassessed and changed our operating groups for reporting purposes. Leaders of the operating groups report directly to our Chief Executive Officer. All amounts presented below for previous periods have been restated to reflect the revised operating groups.

In Tommy Bahama we design, source and market collections of men’s and women’s sportswear and related products under brands that including Tommy Bahama, Indigo Palms and Island Soft. Tommy Bahama’s products can be found in our own retail stores as well as certain department stores and independent specialty stores throughout the United States. The target consumers of Tommy Bahama are affluent 35 and older men and women who embrace a relaxed and casual approach to daily living. Tommy Bahama also licenses its brands for a wide variety of product categories.

Ben Sherman is a London-based designer, marketer and distributor of branded sportswear and footwear. We also license the Ben Sherman name to third parties for various product categories. Ben Sherman was established in 1963 as an edgy, young men’s, “Mod”-inspired shirt brand and has evolved into a global lifestyle brand of apparel and footwear targeted at youthful-thinking men and women ages 19 to 35. We offer a full Ben Sherman sportswear collection as well as tailored clothing, footwear and accessories. Our Ben Sherman products can be found in certain department stores and a variety of independent specialty stores, as well as in our own Ben Sherman retail stores.

Lanier Clothes designs and markets branded and private label men’s suits, sportcoats, suit separates and dress slacks across a wide range of price points. Our Lanier Clothes branded products include Nautica, Kenneth Cole (beginning in fiscal 2008), Dockers, Oscar de la Renta, O Oscar (beginning in fiscal 2008) and Geoffrey Beene, all of which are licensed to us by third parties. In fiscal 2006, we acquired the Arnold Brant brand, which is an upscale tailored brand that is intended to blend modern elements of style with affordable luxury. In addition to the branded businesses, we design and source certain private label tailored clothing products. Significant private label brands include Stafford, Alfani, Tasso Elba and Lands’ End. Our Lanier Clothes products are sold to national chains, department stores, mass merchants, specialty stores, specialty catalog retailers and discount retailers throughout the United States.

Oxford Apparel produces branded and private label dress shirts, suited separates, sport shirts, dress slacks, casual slacks, outerwear, sweaters, jeans, swimwear, westernwear and golf apparel. We design and source certain private label programs for several customers including programs for Land’s End, LL Bean and Eddie Bauer. Owned brands of Oxford Apparel include Oxford Golf, Solitude, Wedge, Kona Wind, Tranquility Bay, Ely, Cattleman and Cumberland Outfitters. Oxford Apparel also owns a two-thirds interest in the entity that in turn owns the Hathaway trademark in the United States and several other countries. Oxford Apparel also licenses from third parties the right to use the Tommy Hilfiger, Dockers and United States Polo Association trademarks for certain apparel products. Our Oxford Apparel products are sold to a variety of department stores, mass merchants, specialty catalog retailers, discount retailers, specialty retailers, “green grass” golf merchants and Internet retailers throughout the United States.

Corporate and Other is a reconciling category for reporting purposes and includes our corporate offices, substantially all financing activities, LIFO inventory accounting adjustments and other costs that are not allocated to the operating groups. LIFO inventory calculations are made on a legal entity basis which does not correspond to our operating group definitions as portions of Lanier Clothes and Oxford Apparel are on the LIFO basis of accounting. Therefore, LIFO inventory accounting adjustments are not allocated to operating groups.

The information below presents certain information about our operating groups:

	Fiscal Year			Percent Change
	2007	2006	2005	’06 -’07	’05 -’06
	(Dollars in thousands)

Net Sales
Tommy Bahama	$465,121	$409,141	$399,658	13.7%	2.4%
Ben Sherman	156,773	166,606	154,105	(5.9)%	8.1%
Lanier Clothes	165,159	180,411	173,168	(8.5)%	4.2%
Oxford Apparel	339,309	352,932	329,333	(3.9)%	7.2%
Corporate and Other	2,545	26	523	NM	(95.0)%

Total	$1,128,907	$1,109,116	$1,056,787	1.8%	5.0%

	Fiscal Year			Percent Change
	2007	2006	2005	’06 -’07	’05 -’06
	(Dollars in thousands)

Operating Income
Tommy Bahama	$81,533	$71,522	$54,128	14.0%	32.1%
Ben Sherman	8,372	10,329	22,305	(18.9)%	(53.7)%
Lanier Clothes	4,238	17,422	21,376	(75.7)%	(18.5)%
Oxford Apparel	22,749	14,556	14,556	56.3%	0.0%
Corporate and Other	(16,045)	(15,713)	(20,091)	(2.1)%	21.8%

Total	$100,847	$98,116	$92,274	2.8%	6.3%

As we changed our reporting of our operating groups in the fourth quarter of fiscal 2007, we have presented quarterly net sales and operating income information for each operating group by quarter for fiscal 2007 (in thousands).

	Fiscal Quarter
	First	Second	Third	Fourth	Total

Net Sales
Tommy Bahama	$104,148	$107,807	$119,215	$133,951	$465,121
Ben Sherman	39,092	43,825	31,090	42,766	156,773
Lanier Clothes	40,682	51,121	36,163	37,193	165,159
Oxford Apparel	99,037	88,121	79,753	72,398	339,309
Corporate and Other	1,119	113	374	939	2,545

Total	$284,078	$290,987	$266,595	$287,247	$1,128,907

	Fiscal Quarter
	First	Second	Third	Fourth	Total

Operating Income
Tommy Bahama	$16,835	$13,927	$22,234	$28,537	$81,533
Ben Sherman	1,920	4,741	(1,070)	2,781	8,372
Lanier Clothes	2,496	3,721	(357)	(1,622)	4,238
Oxford Apparel	6,195	5,228	4,089	7,237	22,749
Corporate and Other	(4,436)	(2,597)	(5,224)	(3,788)	(16,045)

Total	$23,010	$25,020	$19,672	$33,145	$100,847

For more details on each of our operating groups, see Note 10 of our consolidated financial statements contained in this report.

FISCAL 2007 COMPARED TO FISCAL 2006

The discussion below compares our results of operations for fiscal 2007 to those in fiscal 2006. Each percentage change provided below reflects the change between these periods unless indicated otherwise.

Net sales increased $19.8 million, or 1.8%, in fiscal 2007 as a result of the changes in sales as discussed below.

Tommy Bahama reported an increase in net sales of $56.0 million, or 13.7%. The increase was primarily due to an increase in unit sales of 16.6% primarily due to growth in Tommy Bahama Relax, Tommy Bahama Golf 18 and Tommy Bahama Swim products and an increase in the total number of retail stores from 59 at June 2, 2006 to 68 at June 1, 2007. These factors were partially offset by a decrease in the average selling price per unit of 3.2%, primarily because our sales of Tommy Bahama products at wholesale grew faster than sales at retail.

Ben Sherman reported a decrease in net sales of $9.8 million, or 5.9%. The decrease was primarily due to a decrease in unit sales of 13.5% resulting from a unit sales decline in the United Kingdom and the United States. This decline was primarily due to the continued weakness in the United Kingdom apparel market through much of fiscal 2007 and our efforts to restrict distribution of Ben Sherman products and decreases inventory levels at retail in the United States. This decrease in unit sales was partially offset by an increase in the average selling price per unit of 8.8%, which was primarily due to an 8.6% increase in the average exchange rate between the United States dollar and the British pound sterling.

Lanier Clothes reported a decrease in net sales of $15.3 million, or 8.5%. The decrease was primarily due to a unit sales decrease of 8.5% primarily due to sluggish demand in the tailored clothing market at retail as well as our difficulty in forecasting demand for the combined operations of Macy’s following its merger with May Company and operational issues associated with shifts in sourcing to new locations and repositioning certain of our Lanier Clothes product lines.

Oxford Apparel reported a decrease in net sales of $13.6 million, or 3.9%. The decrease was primarily due to a decrease in the average selling price per unit of 8.0%. This decrease was due to product mix including an increase in the percentage of sales on an FOB Foreign Port basis, which generally have lower sell prices and the exit from certain lines of business. The decrease in the selling price per unit was partially offset by an increase of 4.5% in unit sales, primarily due to new programs in fiscal 2007, including sales of Hathaway branded products.

Gross profit increased 3.7% in fiscal 2007. The increase was due to higher sales, as described above, and higher gross margins. Gross margins increased from 38.9% during fiscal 2006 to 39.7% during fiscal 2007. The increase was primarily due to the increased sales of Tommy Bahama, which has higher gross margins, and decreased sales in the other operating groups. Additionally, we incurred approximately $2.2 million of costs and plant operating losses related to the closure of manufacturing facilities by Oxford Apparel and Lanier Clothes in fiscal 2006.

Our gross profit may not be directly comparable to those of our competitors, as income statement classifications of certain expenses may vary by company.

Selling, general and administrative expenses, or SG&A, increased 5.3% in fiscal 2007. SG&A was 31.6% of net sales in fiscal 2007 compared to 30.6% in fiscal 2006. The increase in SG&A was primarily due to the expenses associated with opening new Tommy Bahama retail stores and the increase in the average currency exchange rate related to our Ben Sherman business in the United Kingdom. Additionally, in fiscal 2007, we recognized approximately $3.3 million in severance costs in Oxford Apparel, Lanier Clothes and Corporate and Other, and in fiscal 2006 we recognized approximately $1.2 million of restructuring costs primarily related to the consolidation of certain support functions in Oxford Apparel.

Amortization of intangible assets decreased 16.2% in fiscal 2007. The change was primarily due to certain intangible assets acquired as part of our previous acquisitions, which generally have a greater amount of amortization in the earlier periods following the acquisition than later periods. We expect that amortization expense will decrease in future years unless we acquire additional intangible assets with definite lives.

Royalties and other operating income increased 25.2% in fiscal 2007. The increase was primarily due to our share of equity income received from an unconsolidated entity that owns the Hathaway trademark in the United States and several other countries, which was acquired in the first quarter of fiscal 2007, and a pre-tax gain of $2.0 million on the sale of our Monroe, Georgia facility in fiscal 2007.

Operating income increased 2.8% in fiscal 2007 due to the changes discussed below.

Tommy Bahama reported a $10.0 million, or 14.0%, increase in operating income in fiscal 2007. The net increase was primarily due to higher net sales, as discussed above, and a decrease in amortization of intangible assets. This was partially offset by higher SG&A due to the additional Tommy Bahama retail stores opened during fiscal 2007.

Ben Sherman reported a $2.0 million, or 18.9%, decrease in operating income in fiscal 2007. The net decrease was primarily due to the decrease in sales and operating income in the United Kingdom and United States markets which were partially offset by the improved results from our operations in other international markets and the positive impact of foreign currency exchange rates on our earnings from the United Kingdom.

Lanier Clothes reported a $13.2 million, or 75.7%, decrease in operating income in fiscal 2007. The net decrease was primarily due to the sluggish demand in the tailored clothing market and challenging conditions, as discussed above, that resulted in decreased sales and gross margins which included higher inventory markdowns and allowances during fiscal 2007. In fiscal 2007, Lanier Clothes incurred approximately $0.9 million in severance costs, and in fiscal 2006 Lanier Clothes incurred approximately $1.2 million of costs and operating losses related to the closure of a manufacturing facility in Honduras.

Oxford Apparel reported a $8.2 million, or 56.3%, increase in operating income in fiscal 2007. The net increase was primarily due to reduced SG&A resulting from the exit of certain lines of business and a reduction of associated infrastructure, increased equity income from the unconsolidated entity that owns the Hathaway trademark, and a pre-tax gain of $2.0 million from the sale of our Monroe, Georgia facility.

These items were partially offset by the impact of the reduced sales as discussed above. Additionally, in fiscal 2007, we incurred approximately $1.0 million of severance costs in Oxford Apparel, and in fiscal 2006 we recognized approximately $2.2 million of costs related to the closure of manufacturing facilities and the consolidation of certain Oxford Apparel support functions.

The Corporate and Other operating loss increased 2.1% in fiscal 2007. The increase in the operating loss was primarily due to severance costs partially offset by payments we received for certain corporate administrative services we provided to the purchaser of the assets of the Womenswear Group pursuant to a transition services agreement, which will not continue in fiscal 2008.

Interest expense, net decreased 7.3% in fiscal 2007. The decrease in interest expense was due to lower levels of debt during fiscal 2007, partially offset by higher interest rates in fiscal 2007.

Income taxes were at an effective tax rate of 33.5% for fiscal 2007 as compared to 30.9% for fiscal 2006. The fiscal 2006 effective tax rate benefited from the impact of the repatriation of earnings of certain of our foreign subsidiaries and changes in certain contingency reserves. The fiscal 2007 effective tax rate benefited from the reversal of a deferred tax liability in association with a change in our assertion regarding our initial investment in a foreign subsidiary, which is now considered permanently reinvested, partially offset by a change in certain contingency reserves and other adjustments to tax balances arising in prior years. We believe our effective tax rate in fiscal 2008 will approximate 34.0% to 34.5%

Discontinued operations resulted from the disposition of our Womenswear Group operations on June 2, 2006, leading to all Womenswear operations being reclassified to discontinued operations for all periods presented. The decrease in earnings from discontinued operations was primarily due to fiscal 2006 including the full operations and the gain on sale of the Womenswear Group, while fiscal 2007 only included incidental items related to the Womenswear Group.

FISCAL 2006 COMPARED TO FISCAL 2005

The discussion below compares our results of operations for fiscal 2006 to those in fiscal 2005. Each percentage change provided below reflects the change between these periods unless indicated otherwise.

Net sales increased by $52.3 million, or 5.0%, in fiscal 2006. The increase was primarily due to an increase in the average selling price per unit of 2.3% and an increase in unit sales of 2.1%.

Tommy Bahama reported a $9.5 million, or 2.4%, increase in net sales in fiscal 2006. The increase was due primarily to an average selling price per unit increase of 3.3%, excluding the private label business, resulting from increased retail sales and a higher average selling price per unit on branded wholesale business. The increase in retail sales was primarily due to an increase in the number of retail stores from 53 at the end of fiscal 2005 to 59 at the end of fiscal 2006. The higher average selling price per unit on branded wholesale business was due to lower levels of off-price merchandise during fiscal 2006. The net sales increase was partially offset by Tommy Bahama’s exit from the private label business, which accounted for $10.0 million of sales in fiscal 2005 and virtually no sales in fiscal 2006.

Ben Sherman, which we acquired on July 31, 2004, reported a $12.5 million, or 8.1%, increase in net sales in fiscal 2006, primarily due to its inclusion in our results of operations for twelve months in fiscal 2006 as compared to ten months in fiscal 2005. The increase in units sold was partially offset by a decrease in the average selling price per unit which was primarily due to the high level of markdowns and allowances required for our products in fiscal 2006.

Lanier Clothes reported a $7.2 million, or 4.2%, increase in net sales in fiscal 2006. The increase was the result of a 2.5% increase in unit sales and a 1.6% increase in the average selling price per unit. The increase in sales was primarily due to the acquisition of the Arnold Brant business in the second quarter of fiscal 2006. The increase in net sales from Arnold Brant of approximately $11.4 million was partially offset by a decline in net sales in certain branded merchandise of the group.

Oxford Apparel reported a $23.6 million, or 7.2%, increase in net sales in fiscal 2006. The increase was primarily due to a 3.6% increase in the average selling price per unit and a 3.4% increase in units shipped. The increase in unit sales was due to new marketing initiatives, including our Solitude and Wedge brands and certain dress shirt replenishment programs, partially offset by decreases in other replenishment programs. The increase in average selling price per unit was due to product mix.

Gross profit increased 7.1% in fiscal 2006. The increase was due to higher sales and higher gross margins. Gross margins increased from 38.2% of net sales in fiscal 2005 to 38.9% of net sales in fiscal 2006. The increase was primarily due to the increased margins of Tommy Bahama partially offset by the sales increases in the lower-margin Oxford Apparel and Lanier Clothes and the one-time costs of approximately $2.2 million associated with the closure of four manufacturing facilities in Oxford Apparel and Lanier Clothes in fiscal 2006.

Our gross profit may not be directly comparable to those of our competitors, as income statement classifications of certain expenses may vary by company.

Selling, general and administrative expenses, increased 7.8% during fiscal 2006. SG&A was 29.8% of net sales in fiscal 2005 compared to 30.6% of net sales in fiscal 2006. The increase in SG&A was primarily due to:

•	the ownership of Ben Sherman, which has a higher SG&A structure than certain of our other operating groups, for twelve months in fiscal 2006 compared to ten months in fiscal 2005;

•	additional Tommy Bahama retail stores;

•	expenses associated with the start-up of new marketing initiatives in Oxford Apparel;

•	costs of approximately $1.2 million associated with the consolidation of certain support functions in Oxford Apparel; and

•	operating expenses of the Arnold Brant business in Lanier Clothes which has a higher SG&A structure than the rest of Lanier Clothes.

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

Royalties and other operating income increased 9.0% in fiscal 2006. The increase was primarily due to the benefit of licensing related to Ben Sherman for the entire twelve months of fiscal 2006, as well as higher royalty income from existing and additional licenses for the Tommy Bahama brand.

Operating income increased 6.3% in fiscal 2006 primarily due to the net effect of the following factors:

Tommy Bahama reported an increase of $17.4 million, or 32.1%, in operating income in fiscal 2006. The increase in operating income was primarily due to:

•	improvements in gross margins due to higher retail sales, improvements in product sourcing and improved inventory management, which resulted in reduced markdowns;

•	exiting the private label business, which produced lower margins; and

•	reduced amortization expense related to intangible assets.

Ben Sherman reported a $12.0 million, or 53.7%, decrease in operating income in fiscal 2006. The decline was primarily due to poorly performing product lines, which resulted in markdowns, allowances and returns in fiscal 2006.

Lanier Clothes reported a $4.0 million, or 18.5%, decrease in operating income in fiscal 2006. The decline was primarily due to the closure of manufacturing facilities as discussed above and the operating loss experienced by the Arnold Brant business while it was being integrated into our operations.

Oxford Apparel operating income was relatively flat in fiscal 2006 compared to fiscal 2005. The impact of the sales increase was offset by the closure of manufacturing facilities, consolidation of support functions and streamlining of operations discussed above.

Corporate and Other operating loss decreased $4.4 million, or 21.8%, in fiscal 2006. The decrease in operating loss was primarily due to decreased parent company expenses, including a decrease in incentive compensation.

Interest expense, net decreased 8.3% in fiscal 2006. The decrease in interest expense was primarily due to a non-recurring $1.8 million charge recognized in the first quarter of fiscal 2005 related to the refinancing of our U.S. revolving credit facility in July 2004 and lower debt levels in fiscal 2006, partially offset by higher interest rates during fiscal 2006.

Income taxes were at an effective tax rate of 30.9% for fiscal 2006 compared to 33.5% for fiscal 2005. The fiscal 2006 effect tax rate benefited from the impact of the repatriation of earnings of certain of our foreign subsidiaries and changes in certain contingency reserves. The fiscal 2005 effective tax rate benefited from changes in certain contingency reserves.

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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Our primary source of revenue and cash flow is our operating activities in the United States and to some extent the United Kingdom. When cash inflows are less than cash outflows, subject to their terms, we also have access to amounts under our U.S. Revolver and U.K. Revolver, each of which are described below. We may seek to finance future capital investment programs through various methods, including, but not limited to, cash flow from operations, borrowings under our current or additional credit facilities and sales of debt or equity securities.

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

Cash and cash equivalents on hand was $36.9 million and $10.5 million at June 1, 2007 and June 2, 2006, respectively.

Operating Activities

During fiscal 2007 and 2006, our continuing operations generated $59.6 million and $81.0 million of cash, respectively. The operating cash flows were primarily the result of earnings from continuing operations for the period adjusted for non-cash activities such as depreciation, amortization and stock compensation expense and changes in our working capital accounts. In fiscal 2007, the significant changes in working capital included higher amounts of inventories and lower current liabilities partially offset by lower receivables and higher non-current liabilities, each as discussed below. In fiscal 2006, the significant changes in working capital included significantly lower levels of inventory and accounts payable.

Our working capital ratio, which is calculated by dividing total current assets by total current liabilities, was 2.35:1 and 1.98:1 at June 1, 2007 and June 2, 2006, respectively. The change was due to the higher levels of cash and inventory on hand and the significant reduction of current liabilities as well as the impact of having no assets and liabilities related to discontinued operations at June 1, 2007.

Receivables were $138.0 million and $144.1 million at June 1, 2007 and June 2, 2006, respectively, representing a decrease of 4%. The decrease was primarily due to lower wholesale sales and higher retail sales in the last two months of fiscal 2007 compared to fiscal 2006. Days’ sales outstanding for our accounts receivable, excluding retail sales, was 52 days and 54 days at June 1, 2007 and June 2, 2006, respectively.

Inventories were $137.3 million and $123.6 million at June 1, 2007 and June 2, 2006, respectively, an increase of 11%. Inventory for Tommy Bahama increased primarily due to inventory requirements of our new Tommy Bahama retail stores. Inventory for Lanier Clothes increased due to lower than planned sales which resulted in higher than optimal levels in our replenishment programs and seasonal inventories at June 1, 2007. We expect the inventory levels in Lanier Clothes to stabilize during fiscal 2008. Inventory in Ben Sherman remained relatively consistent with the prior year. Inventory levels in Oxford Apparel decreased as we have refocused the operations of Oxford Apparel towards higher-margin products and discontinued certain programs that previously required a significant inventory investment. Our days supply of inventory on hand related to continuing operations, using a FIFO basis, was 101 and 91 days at June 1, 2007 and June 2, 2006, respectively.

Prepaid expenses were $22.0 million and $20.2 million at June 1, 2007 and June 2, 2006, respectively.

Current liabilities, excluding current liabilities related to discontinued operations of $30.7 million at June 2, 2006, were $142.4 million and $149.6 million at June 1, 2007 and June 2, 2006, respectively. The decrease in current liabilities was primarily due to the a general reduction in accounts payable and accrued expenses partially offset by an increase in the earn-out payable with respect to our acquisition of Tommy Bahama of $10.7 million at June 1, 2007 compared to June 2, 2006.

Non-current deferred income tax liabilities were $75.1 million and $76.6 million at June 1, 2007 and June 2, 2006, respectively. The decrease was primarily a result of changes in property, plant and equipment basis differences, amortization of acquired intangible assets and deferred compensation balances.

Other non-current liabilities, which primarily consist of deferred rent and deferred compensation amounts, were $40.9 million and $30.0 million at June 1, 2007 and June 2, 2006, respectively. The increase was primarily due to the recognition of additional deferred rent during fiscal 2007 as well as the deferral of certain compensation payments to our executives in accordance with our deferred compensation plan.

Current assets and current liabilities related to discontinued operations decreased from the balances at June 2, 2006 as the assets were converted to cash and the liabilities were paid during fiscal 2007.

Investing Activities

During fiscal 2007, investing activities used $51.5 million in cash. We paid approximately $22.7 million related to acquisitions consisting of the fiscal 2006 Tommy Bahama earn-out payment and the acquisition of an ownership interest in an unconsolidated entity that owns the Hathaway trademark in the United States and certain other countries. Additionally, we incurred capital expenditures of $31.3 million, primarily related to new Tommy Bahama and Ben Sherman retail stores in fiscal 2007.

During fiscal 2006, investing activities used $34.6 million in cash. We paid $11.9 million for acquisitions in fiscal 2006 consisting of the fiscal 2005 Tommy Bahama earn-out payment, the payments for the acquisition of the Solitude and Arnold Brant trademarks and related working capital and an investment in an unconsolidated entity that owns a factory in China. Additionally, approximately $25.0 million of capital expenditures were incurred, primarily related to new Tommy Bahama and Ben Sherman retail stores.

Non-current assets including property, plant and equipment, goodwill, intangible assets and other non-current assets increased primarily as a result of the fiscal 2007 and cumulative earn-out payments related to the Tommy Bahama acquisition, capital expenditures for our retail stores and the impact of changes in foreign currency exchange rates. These increases were partially offset by the depreciation of our property, plant and equipment and amortization of our intangible assets and deferred financing costs.

Financing Activities

During fiscal 2007, financing activities used $10.8 million of cash primarily attributable to the payment of approximately $14.4 million of dividends on our common stock, which was partially offset by $4.6 million of cash provided by the exercise of employee stock options.

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

On July 27, 2007, our board of directors declared a cash dividend of $0.18 per share payable on August 31, 2007 to shareholders of record on August 15, 2007. That dividend will be the 189th consecutive quarterly dividend we have paid since we became a public company in July 1960. We expect to pay dividends in future quarters. However, we may decide to discontinue or modify dividend payments at any time if we determine that other uses of our capital, including, but not limited to, payment of outstanding debt, repurchases of shares outstanding or funding of future acquisitions, may be in our best interest, if our expectations of future cash flows and future cash needs outweigh the ability to pay a dividend or if the terms of our credit facilities limit our ability to pay dividends. We may borrow to fund dividends in the short-term based on our expectations of operating cash flows in future periods. All cash flow from operations will not necessarily be paid out as dividends in all periods.

Debt was approximately $199.7 million and $200.2 million at June 1, 2007 and June 2, 2006, respectively.

Cash Flows from Discontinued Operations

During fiscal 2007, 2006 and 2005, the Womenswear Group generated cash flow of $28.3 million, $55.8 million and $10.2 million, respectively. The cash flows from discontinued operations for fiscal 2007 were primarily due to the net assets related to the discontinued operations as of June 2, 2006 being converted to cash during the period. The cash flows from discontinued operations for fiscal 2006 and 2005 were due to the earnings of the Womenswear Group in those years, adjusted for any changes in working capital accounts during the year, as well as the proceeds from the disposition of the Womenswear Group operations in fiscal 2006 as discussed in Note 1 of our consolidated financial statements included in this report.

Liquidity and Capital Resources

The table below provides a description of our significant financing arrangements and the amounts outstanding under these financing arrangements (in thousands) at June 1, 2007:

$280 million U.S. Secured Revolving Credit Facility (“U.S. Revolver”), which accrues interest, unused line fees and letter of credit fees based upon a pricing grid tied to certain debt ratios, requires interest payments monthly with principal due at maturity (July 2009), and is collateralized by substantially all the assets of our domestic subsidiaries	$—
£12 million Senior Secured Revolving Credit Facility (“U.K. Revolver”), which accrues interest at the bank’s base rate plus 1.0%, requires interest payments monthly with principal payable on demand or at maturity (July 2007), and is collateralized by substantially all the United Kingdom assets of Ben Sherman	—
$200 million Senior Unsecured Notes (“Senior Unsecured Notes”), which accrue interest at 8.875% (effective rate of 9.0%), require interest payments semi-annually on June 1 and December 1 of each year, require payment of principal at maturity (June 2011), are subject to certain prepayment penalties, as discussed below, and are guaranteed by our domestic subsidiaries	200,000
Other debt, including capital lease obligations with varying terms and conditions, collateralized by the respective assets	403

Total debt	$200,403

Unamortized discount on Senior Unsecured Notes	(706)
Short-term debt and current maturities of long-term debt	(403)

Total long-term debt, less current maturities	$199,294

The U.S. Revolver, the U.K. Revolver and the Senior Unsecured Notes each include certain debt covenant restrictions that require us or our subsidiaries to maintain certain financial ratios that are customary for similar facilities. The U.S. Revolver also includes limitations on certain restricted payments such as earn-outs, payment of dividends and prepayment of debt. As of June 1, 2007, we were compliant with all financial covenants and restricted payment provisions related to our debt agreements.

The U.S. Revolver and U.K. Revolver are used to finance trade letters of credit and standby letters of credit as well as provide funding for other operating activities and acquisitions. As of June 1, 2007, approximately $54.6 million of trade letters of credit and other limitations on availability were outstanding against the U.S. Revolver and the U.K. Revolver. The aggregate net availability under our U.S. Revolver and U.K. Revolver agreements was approximately $245.8 million as of June 1, 2007.

The Senior Unsecured Notes are subject to redemption at any time after June 1, 2007, at our option, in whole or in part, on not less than 30 nor more than 60 days’ prior notice. During the period from June 1, 2007 through May 31, 2008, the amount paid at redemption would be equal to 104.438% of the aggregate principal amount of the Senior Unsecured Notes to be redeemed together with accrued and unpaid interest, if any, to the date of redemption. During the period from June 1, 2008 through May 31, 2009, the amount paid at redemption would be equal to 102.219% of the aggregate principal amount of the Senior Unsecured Notes to be redeemed together with accrued and unpaid interest, if any, to the date of redemption. Subsequent to June 1, 2009, the amount paid at redemption would be equal to 100.000% of the aggregate principal amount of the Senior Unsecured Notes to be redeemed together with accrued and unpaid interest, if any, to the date of redemption.

Our debt to total capitalization ratio was 31% and 33% at June 1, 2007 and June 2, 2006, respectively. The change in this ratio was primarily a result of cash flows from operations during fiscal 2007 and the net assets related to the discontinued operations of the Womenswear Group at June 2, 2006 being converted into cash during fiscal 2007. Our debt level, as well as the ratio of debt to total capitalization, in future years may not be comparable to the balance at June 1, 2007 as we continuously assess and periodically make changes to our capital structure and may make additional acquisitions or investments in the future.

We anticipate that we will be able to satisfy our ongoing cash requirements, which generally consist of working capital needs, capital expenditures (primarily for the opening of additional Tommy Bahama and Ben Sherman retail stores) and interest payments on our debt during the next twelve months, primarily from cash on hand and cash flow from operations supplemented by borrowings under our lines of credit, if necessary. Our need for working capital is typically seasonal with the greatest requirements generally existing from the late second quarter to early fourth quarter of each year as we build inventory for the spring/summer season. Our capital needs will depend on many factors including our growth rate, the need to finance increased inventory levels and the success of our various products.

If appropriate investment opportunities arise that exceed the availability under our existing credit facilities, we believe that we will be able to fund such acquisitions through additional or refinanced debt facilities or the issuance of additional equity. However, our ability to obtain additional borrowings or refinance our credit facilities will depend on many factors, including the prevailing market conditions, our financial condition and our ability to negotiate favorable terms and conditions. There is no assurance that financing would be available on terms that are acceptable or favorable to us, if at all. At maturity of the U.S. Revolver, the U.K. Revolver and the Senior Unsecured Notes, we anticipate that we will be able to refinance the facilities and debt with terms available in the market at that time.

The following table summarizes our contractual cash obligations, as of June 1, 2007, by future period:

	Payments Due by Period
	Less Than	1-3	3-5	After
	1 year	Years	Years	5 Years	Total
	(In thousands)

Contractual Obligations
Capital leases	$7	$—	$—	$—	$7
Senior Unsecured Notes	—	—	200,000	—	200,000
Interest on Senior Unsecured Notes	17,750	35,500	17,750	—	71,000
Short-term debt, including lines of credit	396	—	—	—	396
Operating leases	29,971	60,416	55,266	92,148	237,801
Minimum royalty payments	8,203	11,819	3,955	—	23,977
Letters of credit	54,599	—	—	—	54,599
Contingent purchase price	22,575	—	—	—	22,575

Total	$133,501	$107,735	$276,971	$92,148	$610,355

The above table does not include our interest payments for our U.S. Revolver as the interest rate, and the amount that will be outstanding during any fiscal year, will be dependent upon future events which are not known at this time.

Our anticipated capital expenditures for the next twelve months are expected to approximate $35 million. These expenditures will consist primarily of the continued expansion of our retail operations of Tommy Bahama and Ben Sherman.

Common Stock Repurchase Program

On August 3, 2006, our board of directors approved a stock repurchase authorization for up to one million shares of our common stock. In accordance with the authorization, we may repurchase our common shares from time to time in privately negotiated or open market transactions. As of June 1, 2007, no shares had been repurchased under this plan.

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

Revenue Recognition and Accounts Receivable

Our revenue consists of wholesale, retail store and restaurant sales. We consider revenue realized or realizable and earned when the following criteria are met: (1) persuasive evidence of an agreement exists, (2) delivery has occurred, (3) our price to the buyer is fixed and determinable, and (4) collectibility is reasonably assured.

For sales within our wholesale operations, we consider a completed purchase order or some form of electronic communication from the customer requesting the goods persuasive evidence of an agreement. For substantially all of our wholesale sales, our products are considered sold and delivered at the time that the products are shipped as substantially all products are sold based on FOB shipping point terms. This generally coincides with the time that title passes and the risks and rewards of ownership have passed to the customer. For certain transactions in which the goods do not pass through our owned or third distribution centers and title and the risks and rewards of ownership pass at the time the goods leave the foreign port, revenue is recognized at that time. In certain cases in which we retain the risk of loss during shipment, revenue recognition does not occur until the goods have reached the specified customer. Retail store revenue, net of estimated returns, and restaurant revenues are recorded at the time of sale to consumers. Retail store and restaurant revenues are recorded net of applicable sales taxes in our consolidated statements of earnings.

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

We have determined that gift card balances are unlikely to be redeemed once they have been outstanding for four years and therefore may be recognized as income, subject to applicable laws in certain states. Gift card breakage is included in net sales in our consolidated statements of earnings.

Royalties, which are generally based on the greater of a percentage of the licensee’s actual net sales or a contractually determined minimum royalty amount, are recorded based upon the guaranteed minimum levels and adjusted as sales data is received from licensees. We may receive initial payments for the grant of license rights, which are recognized as revenue over the term of the license agreement. Such income is included in royalties and other income in our consolidated statements of earnings.

Inventories

For operating group reporting, inventory is carried at the lower of FIFO cost or market. We continually evaluate the composition of our inventories for identification of distressed inventory. For wholesale inventory, we estimate the amount of goods that we will not be able to sell in the normal course of business and write down the value of these goods. For retail inventory, we provide an allowance for shrinkage and goods expected to be sold below cost. Each of these estimates are based on our historical experience as well as an assessment of the inventory quantity, quality and mix, consumer and retailer preferences and the current market conditions.

For consolidated financial reporting, significant portions of our inventories are valued at the lower of LIFO cost or market. LIFO inventory calculations are made on a legal entity basis which does not correspond to our operating group definitions. Therefore, LIFO inventory accounting adjustments are not allocated to the respective operating groups. As part of LIFO accounting, markdowns for inventory valued at LIFO cost are deferred until the period in which the goods are sold. However, in non-routine circumstances, such as discontinuance of a product line, markdowns below the allocated LIFO reserve are not deferred. Both the LIFO reserve and the markdown deferral are reflected in Corporate and Other for operating group reporting purposes included in Note 10 to our consolidated financial statements and in the results of operations in our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report.

Goodwill, net

Goodwill is recognized as the amount by which the cost to acquire a company or group of assets exceeds the fair value of assets acquired less any liabilities assumed at acquisition. Such goodwill is allocated to the respective reporting unit at the time of acquisition. Goodwill is not amortized but instead evaluated for impairment annually or more frequently if events or circumstances indicate that the goodwill might be impaired. The evaluation of the recoverability of goodwill includes valuations of each applicable underlying business using fair value techniques and market comparables which may include a discounted cash flow analysis or an independent appraisal. The discount rate used in this analysis is an estimate of the risk adjusted market-based cost of capital. If this analysis indicates an impairment of goodwill balances, the impairment is recognized in the consolidated financial statements.

Intangible Assets, net

At acquisition, we estimate and record the fair value of purchased intangible assets, which primarily consist of trademarks and trade names, license agreements and customer relationships. The fair values of these intangible assets are estimated based on management’s assessment as well as independent third party appraisals in some cases. Such valuation may include a discounted cash flow analysis of anticipated revenues or cost savings resulting from the acquired intangible asset using an estimate of a risk-adjusted market-based cost of capital as the discount rate.

Amortization of intangible assets with finite lives, which consist of license agreements, certain trademarks, customer relationships and covenants not to compete, is recognized over their estimated useful lives using a method of amortization that reflects the pattern in which the economic benefits of the intangible assets are consumed or otherwise realized. We amortize our intangible assets with finite lives for periods of up to 20 years. Intangible assets with finite lives are reviewed for impairment periodically if events or changes in circumstances indicate that the carrying amount may not be recoverable. If expected future undiscounted cash flows from operations are less than their carrying amounts, an asset is determined to be impaired and a loss is recorded for the amount by which the carrying value of the asset exceeds its fair value.

Trademarks and other intangible assets with indefinite lives are not amortized but instead evaluated for impairment annually or more frequently if events or circumstances indicate that the intangible asset might be impaired. The evaluation of the recoverability of intangible assets with indefinite lives includes valuations based on a discounted cash flow analysis. The fair values of trademarks are estimated on an annual basis utilizing the relief from royalty method. If this analysis indicates an impairment of an intangible asset with an indefinite useful life, the amount of the impairment is recognized in the consolidated financial statements based on the amount that the carrying value exceeds the estimated fair value of the asset.

Income Taxes

We recognize deferred tax liabilities and assets based on the difference between the financial and tax bases of assets and liabilities using enacted tax rates expected to apply to taxable income in the period in which such amounts are expected to be realized or settled. Our policy is to recognize net deferred tax assets, whose realization is dependent on taxable earnings in future years, when a greater than 50% probability exists that the tax benefits will actually be realized sometime in the future. We also provide for a reserve for items when a greater than 50% probability exists that a tax deduction taken would be disallowed under examination by the taxing authority. No material valuation allowances have been recognized in our financial statements.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 1 to our consolidated financial statements included in this report for a description of recent accounting pronouncements.

SEASONALITY

Although our various product lines are sold on a year-round basis, the demand for specific products or styles may be highly seasonal. For example, the demand for golf and Tommy Bahama products is higher in the spring and summer seasons. Products are sold prior to each of the retail selling seasons, including spring, summer, fall and holiday. As the timing of product shipments and other events affecting the retail business may vary, results for any particular quarter may not be indicative of results for the full year. The percentage of net sales by quarter for fiscal 2007 was 25%, 26% 24% and 25%, respectively, and the percentage of operating income by quarter for fiscal 2007 was 23%, 25%, 19% and 33%, respectively, which may not be indicative of the distribution in future years.

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

In addition, notwithstanding quota elimination, under the terms of China’s WTO accession agreement, the United States and other WTO members may re-impose quotas on specific categories of products in the event it is determined that imports from China have surged or may surge and are threatening to create a market disruption for such categories of products (so called “safeguard quota”). Pursuant to this authority, both the United States and the European Union re-imposed quotas on several important product categories from China during calendar 2005. Subsequent to the imposition of safeguard quotas, both the United States and China negotiated bilateral quota agreements that cover a number of important product categories and will remain in place until December 31, 2008 in the case of the U.S.-China bilateral agreement and until December 31, 2007 in the case of the European Union-China bilateral agreement. The establishment of these quotas could cause disruption in our supply chain. Also, until December 2013, the EU and any other WTO country, can invoke a product specific safeguard mechanism on any such products, including textile and apparel products, that are being imported from China in such increased quantities and under such conditions as to cause or threaten to cause market disruption to the domestic producers as a whole of like or directly competitive products. Relief may come in the form of additional duties or a quota and may remain in place for either two years or three years depending on whether the increase in imports is absolute, or relative, compared to world imports. Any such additional duties or quota could cause disruption in our supply chain as well.

We benefit from duty-free treatment under international trade agreements and regulations such as the North American Free Trade Agreement and the Andean Trade Preference and Drug Eradication Act. The elimination of such treatment or our inability to qualify for such benefits would adversely impact our business and by increasing our cost of goods sold.

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

As of June 1, 2007, we did not have any debt outstanding subject to variable interest rates. Our average variable rate borrowings for fiscal 2007 were $8.1 million, with an average interest rate of 8.1% during the period. Our lines of credit are based on variable interest rates in order to provide the necessary borrowing flexibility we require. To the extent that the amounts outstanding under our variable rate lines of credit change, our exposure to changes in interest rates would also change. If our average interest rate for fiscal 2007 increased by 100 basis points, our interest expense would have been approximately $0.1 million higher during the fiscal year. Interest expense in fiscal 2007 may not be indicative of interest expense in future years, particularly if we acquire additional businesses or change our capital structure.

At June 1, 2007, we had approximately $199.3 million of fixed rate debt and capital lease obligations outstanding with substantially all the debt, consisting of our Senior Unsecured Notes, having an effective interest rate of 9.0% and maturing in June 2011. Such agreements may result in higher interest expense than could be obtained under variable interest rate arrangements in certain periods, but are primarily intended to provide long-term financing of our capital structure and minimize our exposure to increases in interest rates. A change in the market interest rate impacts the fair value of our fixed rate debt but has no impact on interest incurred or cash flows.

None of our debt was entered into for speculative purposes. We generally do not engage in hedging activities with respect to our interest rate risk and do not enter into such transactions on a speculative basis.

Foreign Currency Risk

To the extent that we have assets and liabilities, as well as operations, denominated in foreign currencies that are not hedged, we are subject to foreign currency transaction and translation gains and losses. We view our foreign investments as long-term and as a result we generally do not hedge such foreign investments. We do not hold or issue any derivative financial instruments related to foreign currency exposure for speculative purposes.

We receive United States dollars for most of our product sales. Less than 15% of our net sales during fiscal 2007 were denominated in currencies other than the United States dollar. These sales primarily relate to Ben Sherman sales in the United Kingdom and Europe. With the United States dollar trading at a weaker position than it has historically traded versus the pound sterling and the Canadian dollar, a strengthening United States dollar could result in lower levels of sales and earnings in our consolidated statements of earnings in future periods, although the sales in foreign currencies could be equal to or greater than amounts as previously reported. Based on our fiscal 2007 sales denominated in foreign currencies, if the dollar had strengthened by 5% in fiscal 2007, we would have experienced a decrease in sales of approximately $6.0 million.

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

We may from time to time purchase short-term foreign currency forward exchange contracts to hedge against changes in foreign currency exchange rates, but at June 1, 2007, we have not entered into any such agreements that have not been settled. During fiscal 2007, foreign currency forward exchange contracts outstanding did not exceed $30 million at any time. When such contracts are outstanding, the contracts are marked to market with the offset being recognized in our consolidated statement of earnings or other comprehensive income if the transaction does not or does, respectively, qualify as a hedge in accordance with accounting principles generally accepted in the United States.

Commodity and Inflation Risk

We are affected by inflation and changing prices primarily through the purchase of raw materials and finished goods and increased operating costs to the extent that any such fluctuations are not reflected by adjustments in the selling prices of our products. Also, in recent years, there has been deflationary pressure on selling prices, particularly in our private label businesses. While we have been successful to some extent in offsetting such deflationary pressures through product improvements and lower costs, if deflationary price trends outpace our ability to obtain further price reductions, our profitability may be adversely affected. Inflation/deflation risks are managed by each operating group through selective price increases when possible, productivity improvements and cost containment initiatives. We do not enter into significant long-term sales or purchase contracts and we do not engage in hedging activities with respect to such risk.

Item 8.	Financial Statements and Supplementary Data

OXFORD INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

	June 1,	June 2,
	2007	2006
	(In thousands, except par amounts)

ASSETS
Current Assets:
Cash and cash equivalents	$36,882	$10,479
Receivables, net	138,035	144,079
Inventories	137,333	123,594
Prepaid expenses	21,991	20,214
Current assets related to discontinued operations, net	—	59,215

Total current assets	334,241	357,581
Property, plant and equipment, net	87,323	73,663
Goodwill, net	222,430	199,232
Intangible assets, net	234,081	234,453
Other non-current assets, net	30,663	20,666

Total Assets	$908,738	$885,595

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Trade accounts payable and other accrued expenses	$84,385	$105,038
Accrued compensation	26,254	26,754
Additional acquisition cost payable	22,575	11,897
Dividends payable	—	2,646
Income taxes payable	8,827	3,138
Short-term debt and current maturities of long-term debt	403	130
Current liabilities related to discontinued operations	—	30,716

Total current liabilities	142,444	180,319
Long-term debt, less current maturities	199,294	200,023
Other non-current liabilities	40,947	29,979
Non-current deferred income taxes	75,108	76,573
Commitments and contingencies
Shareholders’ Equity:
Preferred stock, $1.00 par value; 30,000 authorized and none issued and outstanding at June 1, 2007 and June 2, 2006	—	—
Common stock, $1.00 par value; 60,000 authorized and 17,843 issued and outstanding at June 1, 2007; and 17,646 issued and outstanding at June 2, 2006	17,843	17,646
Additional paid-in capital	81,611	74,812
Retained earnings	341,369	300,973
Accumulated other comprehensive income	10,122	5,270

Total shareholders’ equity	450,945	398,701

Total Liabilities and Shareholders’ Equity	$908,738	$885,595

See accompanying notes.

OXFORD INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF EARNINGS

	Fiscal 2007	Fiscal 2006	Fiscal 2005
	(In thousands, except per share amounts)

Net sales	$1,128,907	$1,109,116	$1,056,787
Cost of goods sold	681,147	677,429	653,538

Gross profit	447,760	431,687	403,249
Selling, general and administrative	356,970	339,073	314,413
Amortization of intangible assets	6,405	7,642	8,622

	363,375	346,715	323,035
Royalties and other operating income	16,462	13,144	12,060

Operating income	100,847	98,116	92,274
Interest expense, net	22,214	23,971	26,146

Earnings before income taxes	78,633	74,145	66,128
Income taxes	26,313	22,944	22,177

Net earnings from continuing operations	52,320	51,201	43,951
(Loss) Earnings from discontinued operations, net of taxes	(183)	19,270	5,876

Net earnings	$52,137	$70,471	$49,827

Net earnings from continuing operations per common share:
Basic	$2.96	$2.93	$2.62
Diluted	$2.93	$2.88	$2.53
(Loss) Earnings from discontinued operations per common share:
Basic	$(0.01)	$1.10	$0.35
Diluted	$(0.01)	$1.08	$0.34
Net earnings per common share:
Basic	$2.95	$4.03	$2.97
Diluted	$2.92	$3.96	$2.87
Weighted average common shares outstanding:
Basic	17,673	17,492	16,788
Dilution	208	289	562

Diluted	17,881	17,781	17,350

Dividends per common share	$0.66	$0.57	$0.51

See accompanying notes.

OXFORD INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive
	Stock	Capital	Earnings	Income	Total
	(In thousands)

Balance, May 28, 2004	$16,215	$23,673	$199,089	$—	$238,977
Comprehensive income:
Net earnings and other comprehensive income	—	—	49,827	298	50,125
Shares issued under stock plans, net of tax benefit of $1.6 million	184	3,879	—	—	4,063
Compensation expense for stock awards	—	970	—	—	970
Stock issued for acquisition	485	17,396	—	—	17,881
Cash dividends declared	—	—	(8,515)	—	(8,515)

Balance, June 3, 2005	$16,884	$45,918	$240,401	$298	$303,501
Comprehensive income:
Net earnings and other comprehensive income	—	—	70,471	4,972	75,443
Shares issued under stock plans, net of tax benefit of $2.2 million	277	5,889	—	—	6,166
Compensation expense for stock awards	—	3,231	—	—	3,231
Stock issued for acquisition	485	19,774	—	—	20,259
Cash dividends declared	—	—	(9,899)	—	(9,899)

Balance, June 2, 2006	$17,646	$74,812	$300,973	$5,270	$398,701
Comprehensive income:
Net earnings and other comprehensive income	—	—	52,137	4,852	56,989
Shares issued under stock plans, net of tax benefit of $1.1 million	197	4,398	—	—	4,595
Compensation expense for stock awards	—	2,401	—	—	2,401
Cash dividends declared	—	—	(11,741)	—	(11,741)

Balance, June 1, 2007	$17,843	$81,611	$341,369	$10,122	$450,945

See accompanying notes.

OXFORD INDUSTRIES, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal 2007	Fiscal 2006	Fiscal 2005
	(In thousands)

Cash Flows From Operating Activities:
Net earnings from continuing operations	$52,320	$51,201	$43,951
Adjustments to reconcile net earnings from continuing operations to net cash provided by operating activities:
Depreciation	16,720	15,092	13,321
Amortization of intangible assets	6,405	7,642	8,622
Amortization of deferred financing costs and bond discount	2,465	2,462	4,439
Stock compensation expense	2,401	1,292	907
Loss (gain) on sale of property, plant and equipment	(1,325)	248	(95)
Equity (income) loss	(1,187)	475	(479)
Deferred income taxes	(5,962)	(2,847)	(5,014)
Stock option income tax benefit	—	2,189	1,566
Changes in working capital:
Receivables	8,075	3,689	(5,412)
Inventories	(12,809)	22,751	(32,025)
Prepaid expenses	(1,687)	(119)	(1,487)
Current liabilities	(17,079)	(27,716)	5,104
Other non-current assets	340	(1,801)	(4,610)
Other non-current liabilities	10,929	6,397	12,455

Net cash provided by operating activities	59,606	80,955	41,243
Cash Flows From Investing Activities:
Acquisitions, net of cash acquired	(13,260)	(11,501)	(143,727)
Investments in unconsolidated entities	(9,391)	(431)	—
Distributions from unconsolidated entities	—	2,026	—
Purchases of property, plant and equipment	(31,312)	(24,953)	(23,407)
Proceeds from sale of property, plant and equipment	2,496	265	430

Net cash used in investing activities	(51,467)	(34,594)	(166,704)
Cash Flows From Financing Activities:
Repayment of financing arrangements	(190,349)	(461,326)	(542,473)
Proceeds from financing arrangements	189,315	368,883	624,921
Deferred financing costs paid	—	—	(2,766)
Repurchase of common stock	—	—	—
Proceeds from issuance of common stock	4,595	3,976	2,501
Dividends on common stock	(14,387)	(9,531)	(8,184)

Net cash (used in) provided by financing activities	(10,826)	(97,998)	73,999
Cash Flows From Discontinued Operations:
Net operating cash flows provided by discontinued operations	28,316	20,417	10,360
Net investing cash flows provided by (used in) discontinued operations	—	35,403	(71)
Net financing cash flows used in discontinued operations	—	—	(60)

Net cash provided by discontinued operations	28,316	55,820	10,229

Net change in cash and cash equivalents	25,629	4,183	(41,233)
Effect of foreign currency translation on cash and cash equivalents	774	(203)	163
Cash and cash equivalents at the beginning of year	10,479	6,499	47,569

Cash and cash equivalents at the end of year	$36,882	$10,479	$6,499

Supplemental disclosure of non-cash investing and financing activities:
Accrual for additional acquisition cost	$22,575	$11,897	$25,754
Supplemental disclosure of cash flow information:
Cash paid for interest, net	$20,968	$26,250	$33,531
Cash paid for income taxes	$29,336	$38,509	$21,196

See accompanying notes.

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 1, 2007

Note 1.	Summary of Significant Accounting Policies

Principal Business Activity

We are an international apparel design, sourcing and marketing company that features a diverse portfolio of owned and licensed lifestyle brands, company-owned retail operations, and a collection of private label apparel businesses. Originally founded in 1942 as a Georgia corporation, we have undergone a transformation in recent years as we migrated from our historical domestic manufacturing roots towards a focus on designing, sourcing and marketing apparel products bearing prominent trademarks owned by us.

All references to assets, liabilities, revenues and expenses in these financial statements reflect continuing operations and exclude discontinued operations of our Womenswear Group, as discussed below, unless otherwise indicated.

Fiscal Year

We operate and report our results of operations using a 52/53 week fiscal year ending on the Friday nearest May 31. As used in these financial statements, fiscal 2007, fiscal 2006 and fiscal 2005 refer to our fiscal years ended on June 1, 2007, June 2, 2006 and June 3, 2005, respectively. Fiscal 2005 includes operations for a 53-week period, whereas fiscal 2007 and 2006 each include operations for a 52-week period.

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

We account for investments in which we exercise significant influence, but do not control and have not been determined to be the primary beneficiary, using the equity method of accounting. Significant influence is generally presumed to exist when we own between 20% and 50% of the entity. However, as a matter of policy, if we own a greater than 50% ownership interest in an entity and the minority shareholders hold certain rights that allow them to approve or veto certain major decisions of the business, we would also use the equity method of accounting. Under the equity method of accounting, original investments are recorded at cost, and are subsequently adjusted for our contributions, distributions and share of income or losses of the joint ventures. Allocations of income and loss and distributions by the entity are made in accordance with the terms of the individual joint venture agreements. Our investment accounted for under the equity method are included in other assets, net in our consolidated balance sheets and the related income (loss) is included in royalties and other operating income in our consolidated statements of earnings.

Our total investment in unconsolidated entities which are accounted for under the equity method as of June 1, 2007 and June 2, 2006 was $10.4 million and $0.8 million, respectively. Oxford Apparel continues to own an interest in an entity that owns a manufacturing facility in Asia. During fiscal 2007, Oxford Apparel acquired an interest in an entity which owns certain trademarks, including Hathaway. During the first quarter of fiscal 2006, Paradise Shoe Company, LLC, an entity that sold Tommy Bahama shoes, sold substantially all of its assets and distributed substantially all of the proceeds to its investors resulting in a $0.5 million gain for us, which is included in royalties and other operating income in our consolidated statements of earnings.

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Equity income (loss) from our investments in unconsolidated entities totaled $1.2 million, ($0.5) million and $0.5 million during fiscal 2007, fiscal 2006 and fiscal 2005, respectively. During fiscal 2007, 2006 and 2005, we purchased approximately $17.1 million, $11.1 million and $13.6 million, respectively, of inventory from our joint ventures accounted for using the equity method of accounting. The net amount due (to) from the unconsolidated entities accounted for using the equity method of accounting was ($0.5) million and $0.5 million at June 1, 2007 and June 2, 2006, respectively.

Revenue Recognition and Accounts Receivable

Our revenue consists of wholesale, retail store and restaurant sales. We consider revenue realized or realizable and earned when the following criteria are met: (1) persuasive evidence of an agreement exists, (2) delivery has occurred, (3) our price to the buyer is fixed and determinable, and (4) collectibility is reasonably assured.

For sales within our wholesale operations, we consider a completed purchase order or some form of electronic communication from the customer requesting the goods persuasive evidence of an agreement. For substantially all of our wholesale sales, our products are considered sold and delivered at the time that the products are shipped as substantially all products are sold based on FOB shipping point terms. This generally coincides with the time that title passes and the risks and rewards of ownership have passed to the customer. For certain transactions in which the goods do not pass through our owned or third party distribution centers and title and the risks and rewards of ownership pass at the time the goods leave the foreign port, revenue is recognized at that time. In certain cases in which we retain the risk of loss during shipment, revenue recognition does not occur until the goods have reached the specified customer. Retail store revenue, net of estimated returns, and restaurant revenues are recorded at the time of sale to consumers. Retail store and restaurant revenues are recorded net of applicable sales taxes in our consolidated statements of earnings.

In the normal course of business we offer certain discounts or allowances to our wholesale customers. Wholesale operations’ sales are recorded net of such discounts, allowances, advertising support not specifically relating to the reimbursement for actual advertising expenses by our customers and provisions for estimated returns. As certain allowances and other deductions are not finalized until the end of a season, program or other event which may not have occurred yet, we estimate such discounts and allowances on an ongoing basis considering historical and current trends, projected seasonal results and other factors. We record the discounts, returns and allowances as a reduction to net sales in our consolidated statements of earnings. As of June 1, 2007 and June 2, 2006, reserve balances for these items were $14.4 million and $17.3 million, respectively.

In circumstances where we become aware of a specific customer’s inability to meet its financial obligations, a specific reserve for bad debts is taken as a reduction to accounts receivable to reduce the net recognized receivable to the amount reasonably expected to be collected. Such amounts are written off at the time that the amounts are not considered collectible. For all other customers, we recognize reserves for bad debts and uncollectible chargebacks based on our historical collection experience, the financial condition of our customers, an evaluation of current economic conditions and anticipated trends. We record such charges and write-offs to selling, general and administrative expenses in our consolidated statements of earnings. As of June 1, 2007 and June 2, 2006, bad debt reserve balances were $1.9 million and $3.4 million, respectively.

We have determined that gift card balances are unlikely to be redeemed once they have been outstanding for four years and therefore may be recognized as income, subject to applicable laws in certain states. Gift card breakage is included in net sales in our consolidated statements of earnings.

Royalties, which are generally based on the greater of a percentage of the licensee’s actual net sales or a contractually determined minimum royalty amount, are recorded based upon the guaranteed minimum levels and adjusted as sales data is received from licensees. We may receive initial payments for the grant of license rights, which are recognized as revenue over the term of the license agreement. Royalties were $13.3 million,

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$13.4 million and $11.5 million during fiscal 2007, 2006 and 2005, respectively. Such income is included in royalties and other income in our consolidated statements of earnings.

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

Distribution network costs, including shipping and handling, are included as a component of selling, general and administrative expenses. In fiscal 2007, 2006 and 2005, distribution network costs, including shipping and handling, included in selling, general and administrative expenses totaled approximately $31.4 million, $28.9 million and $28.3 million, respectively. We generally classify amounts billed to customers for shipping and handling fees as revenues and classify costs related to shipping in selling, general and administrative expenses in our consolidated statements of earnings.

All costs associated with advertising, promoting and marketing of our products are expensed during the periods when the advertisement first shows. Costs associated with cooperative advertising programs under which we agree to make general contributions to the customers’ advertising and promotional funds are recorded as a reduction to net sales as recognized. If we negotiate an advertising plan and share in the cost for an advertising plan that is for specific ads run to market specific products purchased by the customer from us, and the customer is required to provide proof that the advertisement was run, such costs are recognized as selling, general and administrative expenses. Advertising, promotions and marketing expenses included in selling, general and administrative expense in fiscal 2007, 2006 and 2005 were $25.2 million, $26.4 million and $26.9 million, respectively. Prepaid advertising, promotions and marketing expenses related to continuing operations included in prepaid expenses in our consolidated balance sheets as of June 1, 2007 and June 2, 2006 were $1.6 million and $1.4 million, respectively.

Royalty expenses related to continuing operations recognized as selling, general and administrative expense in fiscal 2007, 2006 and 2005 were $8.8 million, $10.4 million and $9.2 million, respectively. Such amounts are dependent upon sales of our products which we sell pursuant to the terms of a license agreement with another party.

Cash and Cash Equivalents

We consider cash equivalents to be short-term investments with original maturities of three months or less for purposes of our consolidated statements of cash flows.

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inventories

For operating group reporting, inventory is carried at the lower of FIFO cost or market. We continually evaluate the composition of our inventories for identification of distressed inventory. For wholesale inventory, we estimate the amount of goods that we will not be able to sell in the normal course of business and write down the value of these goods. For retail inventory, we provide an allowance for shrinkage and goods expected to be sold below cost. Each of these estimates are based on our historical experience as well as an assessment of the inventory quantity, quality and mix, consumer and retailer preferences and the current market conditions.

For consolidated financial reporting, significant portions of our inventories are valued at the lower of LIFO cost or market. LIFO inventory calculations are made on a legal entity basis which does not correspond to our operating group definitions. Therefore, LIFO inventory accounting adjustments are not allocated to the respective operating groups. As part of LIFO accounting, markdowns for inventory valued at LIFO cost are deferred until the period in which the goods are sold. However, in non-routine circumstances, such as discontinuance of a product line, markdowns below the allocated LIFO reserve are not deferred. Both the LIFO reserve and the markdown deferral are reflected in Corporate and Other for operating group reporting purposes included in Note 10.

During fiscal 2006, we adopted Financial Accounting Standards Board, or FASB, Statement No. 151 “Inventory Costs, an Amendment of ARB No. 43 Chapter 4” (“FAS 151”). FAS 151 requires that items such as idle facility expense, excessive spoilage, double freight, and re-handling be recognized as current-period charges rather than being included in inventory regardless of whether the costs meet the criterion of abnormal as defined in ARB No. 43. The adoption of FAS 151 did not have a material impact on our consolidated financial statements.

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

Property, plant and equipment is reviewed periodically for impairment if events or changes in circumstances indicate that the carrying amount may not be recoverable. If expected future undiscounted cash flows from operations are less than their carrying amounts, an asset is determined to be impaired and a loss is recorded for the amount by which the carrying value of the asset exceeds its fair value. During fiscal 2007, 2006 and 2005, we did not recognize any material impairment charges for property, plant and equipment.

Goodwill, net

Goodwill is recognized as the amount by which the cost to acquire a company or group of assets exceeds the fair value of assets acquired less any liabilities assumed at acquisition. Such goodwill is allocated to the respective reporting unit at the time of acquisition. Goodwill is not amortized but instead evaluated for impairment annually or more frequently if events or circumstances indicate that the goodwill might be impaired. The evaluation of the recoverability of goodwill includes valuations of each applicable underlying business using fair value techniques and market comparables which may include a discounted cash flow analysis or an independent appraisal. The discount rate used in this analysis is an estimate of the risk adjusted

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

market-based cost of capital. If this analysis indicates an impairment of goodwill balances, the impairment is recognized in the consolidated financial statements.

We test goodwill for impairment as of the first day of the fourth quarter, which coincides with the timing of our annual budgeting process that is used in estimating future cash flows for the analysis. No impairment of goodwill was identified during fiscal 2007, 2006 or 2005.

Intangible Assets, net

At acquisition, we estimate and record the fair value of purchased intangible assets, which primarily consist of trademarks and trade names, license agreements and customer relationships. The fair values of these intangible assets are estimated based on management’s assessment as well as independent third party appraisals in some cases. Such valuation may include a discounted cash flow analysis of anticipated revenues or cost savings resulting from the acquired intangible asset using an estimate of a risk-adjusted market-based cost of capital as the discount rate.

Amortization of intangible assets with finite lives, which consist of license agreements, certain trademarks, customer relationships and covenants not to compete, is recognized over their estimated useful lives using a method of amortization that reflects the pattern in which the economic benefits of the intangible assets are consumed or otherwise realized. We amortize our intangible assets with finite lives for periods of up to 20 years. Intangible assets with finite lives are reviewed for impairment periodically if events or changes in circumstances indicate that the carrying amount may not be recoverable. If expected future undiscounted cash flows from operations are less than their carrying amounts, an asset is determined to be impaired and a loss is recorded for the amount by which the carrying value of the asset exceeds its fair value. No impairment charges for intangible assets with finite lives were recognized during fiscal 2007, 2006 or 2005.

Trademarks and other intangible assets with indefinite lives are not amortized but instead evaluated for impairment annually or more frequently if events or circumstances indicate that the intangible asset might be impaired. The evaluation of the recoverability of intangible assets with indefinite lives includes valuations based on a discounted cash flow analysis. The fair values of trademarks are estimated on an annual basis utilizing the relief from royalty method. If this analysis indicates an impairment of an intangible asset with an indefinite useful life, the amount of the impairment is recognized in the consolidated financial statements based on the amount that the carrying value exceeds the estimated fair value of the asset.

We test intangible assets with indefinite lives for impairment as of the first day of the fourth quarter, which coincides with the timing of our annual budgeting process that is used in estimating future cash flows for the analysis. No impairment of intangible assets with indefinite lives was identified during fiscal 2007, 2006 and 2005.

Prepaid Expenses and Other Non-Current Assets, net

Amounts included in prepaid expenses primarily consist of prepaid operating expenses including rent, taxes, insurance and royalties. Other non-current assets primarily consist of investments in joint ventures which are accounted for on the equity method, deferred financing costs and investments related to our deferred compensation plans.

Deferred financing costs are amortized on a straight-line basis, which approximates an effective interest method over the life of the related debt. Amortization expense for deferred financing costs, which is included in interest expense in the consolidated statements of earnings was $2.3 million, $2.3 million and $4.3 million during fiscal 2007, 2006 and 2005, respectively. In fiscal 2005, approximately $1.8 million of unamortized deferred financing costs were written off as a result of an amendment to certain of our financing arrangements and were included in the amortization expense amount above. Unamortized deferred financing costs totaled approximately $6.6 million and $8.9 million at June 1, 2007 and June 2, 2006, respectively.

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred license fees are amortized over the life of the related license agreement.

Investments held for our deferred compensation plans, consist of marketable securities and insurance contracts. These securities approximate the participant-directed investment selections underlying the deferred compensation liabilities. These investments, which are held in an irrevocable trust, are recorded at fair value based on quoted prices in an active market or based on valuations provided by insurance carriers. Realized and unrealized gains and losses on these investments are recorded in our consolidated statements of earnings and substantially offset the changes in deferred compensation liabilities to participants resulting from changes in market values. The total fair value of these investments as of June 1, 2007 and June 2, 2006 was $11.1 million and $8.5 million, respectively.

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

Dividends

Dividends are accrued at the time that the dividend is declared by our board of directors. During fiscal 2007, dividends were paid before the end of the quarter in which they were declared, but in prior years dividends were paid subsequent to the end of the quarter.

Other Comprehensive Income

Other comprehensive income includes all changes in equity from non-owner sources such as foreign currency translation adjustments. During fiscal 2007, 2006 and 2005, foreign currency translation adjustments were the only items recorded in other comprehensive income.

Foreign Currency Translation

Assets and liabilities denominated in amounts other than the functional currency are remeasured into the functional currency at the rate of exchange in effect on the balance sheet date and income and expenses are remeasured at the average rates of exchange prevailing during the reporting period. The impact of any such remeasurement is recognized in our consolidated statements of earnings in the respective period. These gains and losses were not material for fiscal 2007, 2006 and 2005. The financial statements of our subsidiaries for which the functional currency is a currency other than the United States dollar are translated into United States dollars at the rate of exchange in effect on the balance sheet date for the balance sheet and at the average rates of exchange prevailing during the period for the statements of earnings. The impact of such translation is recognized in accumulated other comprehensive income in our consolidated balance sheets.

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Forward Foreign Exchange Contracts

We are exposed to foreign exchange risk when we purchase or sell goods in foreign currencies. We may enter into short-term forward foreign exchange contracts in the ordinary course of business to mitigate the risk associated with foreign exchange rate fluctuations related to purchases of inventory by certain of our foreign subsidiaries. To date, our forward foreign exchange contracts have not been designated as hedges for accounting purposes, thus the changes in fair value of the derivative instruments are included in earnings. Such contracts have not been entered into for speculative purposes. Unrealized gains and losses on outstanding foreign currency exchange contracts used to mitigate currency risk on future purchases are included in earnings as a component of selling, general and administrative expenses in our consolidated statements of earnings and recognized as an asset or liability in our consolidated balance sheets. Fair values for such contracts are generally obtained from counterparties. Although we did have forward foreign exchange contracts outstanding at times during fiscal 2007, 2006 and 2005, as of June 1, 2007 and June 2, 2006, we did not have any forward foreign exchange contracts outstanding.

Fair Value of Financial Instruments

Our financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable and long-term debt. Given their short-term nature, the carrying amounts of cash and cash equivalents, receivables and accounts payable approximate their fair values. The carrying amounts of our variable rate borrowings approximate their fair value as the interest rate changes with the market rate. The fair value of our fixed rate debt is approximately $208.0 million as of June 1, 2007 based on a discounted cash flow assessment of the required principal and interest payments using a market-based discount rate.

Concentration of Credit Risk and Significant Customers

Our financial instruments that are exposed to concentrations of credit risk consist primarily of accounts receivable, for which the total exposure is limited to the amount recognized in our consolidated balance sheets. We sell our merchandise in all major retail distribution channels across the United States, as well as some distribution channels in other countries. We extend and continuously monitor credit risk based on an evaluation of the customer’s financial condition and credit history and generally require no collateral. Credit risk is impacted by conditions or occurrences within the economy and the retail industry and is principally dependent on each customer’s financial condition. Additionally, a decision by the controlling owner of a group of stores or any significant customer to decrease the amount of merchandise purchased from us or to cease carrying our products could have a material adverse effect on our results of operations in future periods. Macy’s, our largest customer, accounted for 10% of our consolidated net sales in fiscal 2007. No customer accounted for greater than 10% of our consolidated net sales from continuing operations during fiscal 2006 and 2005. Macy’s and Nordstroms accounted for 14% and 13%, respectively, of our consolidated net accounts receivable as of June 1, 2007.

In fiscal 2007, one customer represented 15% of Tommy Bahama net sales. One customer represented 11% of Ben Sherman net sales. Two customers represented 18% and 11% of Oxford Apparel net sales. Two customers represented 27% and 24% of Lanier Clothes net sales.

In fiscal 2006, one customer represented 16% of Tommy Bahama net sales. One customer represented 12% of Ben Sherman net sales. One customer represented 20% of Oxford Apparel net sales. Three customers represented 24%, 24% and 13% of Lanier Clothes net sales.

In fiscal 2005, one customer represented 17% of Tommy Bahama net sales. One customer represented 13% of Ben Sherman net sales. Two customers represented 25% and 11% of Oxford Apparel net sales. Three customers represented 29%, 25% and 18% of Lanier Clothes net sales.

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Leases

In the ordinary course of business we enter into lease agreements for retail, office and warehouse/distribution space, as well as leases for certain plant and equipment. The leases have varying terms and expirations and frequently have provisions to extend, renew or terminate the lease agreement, among other terms and conditions, as negotiated. We assess the lease at inception and determine whether the lease qualifies as a capital or operating lease. Assets leased under capital leases and the related liabilities are included in our consolidated balance sheets in property, plant and equipment and short-term and long-term debt, respectively. Assets leased under operating leases are not recognized as assets and liabilities in our consolidated balance sheets.

When a non-cancelable operating lease includes any fixed escalation clauses, lease incentives for rent holidays or landlord build-out related allowances, rent expense is recognized on a straight-line basis over the initial term of the lease from the date that we take possession of the space. The excess between the average rental amount and amounts currently payable under the lease is recorded in other non-current liabilities on our consolidated balance sheets. Deferred rent as of June 1, 2007 and June 2, 2006 was approximately $25.0 million and $16.0 million, respectively. Contingent rents, including those based on a percentage of retail sales over stated levels, and rental payment increases based on a contingent future event are recognized as the expense is incurred.

Income Taxes

We recognize deferred tax liabilities and assets based on the difference between the financial and tax bases of assets and liabilities using enacted tax rates expected to apply to taxable income in the period in which such amounts are expected to be realized or settled. Our policy is to recognize net deferred tax assets, whose realization is dependent on taxable earnings in future years, when a greater than 50% probability exists that the tax benefits will actually be realized sometime in the future. We also provide for a reserve for items when a greater than 50% probability exists that a tax deduction taken would be disallowed under examination by the taxing authority. No material valuation allowances have been recognized in our financial statements.

We receive a United States income tax benefit upon the exercise of the majority of our employee stock options. The benefit is equal to the difference between the fair market value of the stock at the time of the exercise and the option price, times the approximate tax rate. We have recorded the benefit associated with the exercise of employee stock options as a reduction to income taxes payable. To the extent compensation expense has been recorded, income tax expense is reduced. Any additional benefit is recorded directly to shareholders’ equity in our consolidated balance sheets.

Interest and penalties related to income taxes are recorded in interest and selling, general and administrative expenses in our consolidated statements of earnings, respectively. All periods including and subsequent to fiscal 2004 remain subject to examination by tax authorities.

Discontinued Operations

On June 2, 2006, we sold substantially all of the net assets and operations of our Womenswear Group for approximately $37 million. The results of operations for this business have been reported as discontinued operations in our consolidated statements of earnings. The assets and liabilities related to these discontinued operations have been reclassified to current assets, non-current assets, current liabilities and non-current liabilities related to discontinued operations, as applicable.

Proceeds from the transaction were equivalent to the net tangible assets of the Womenswear Group as of June 2, 2006 which were sold, plus $25 million. We recognized an after-tax gain on sale of the discontinued operations of approximately $10.4 million, which represented the proceeds less the book value of the goodwill related to the Womenswear Group operations of $4.0 million, transaction costs primarily consisting of

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

professional fees of $0.5 million, payments to the employees of the Womenswear Group of approximately $1.9 million, stock compensation costs of approximately $1.8 million related to the modification of certain stock option and restricted stock awards of the employees of the Womenswear Group and income taxes of approximately $6.3 million related to the transaction.

With respect to interest expense, we have allocated interest expense to earnings from discontinued operations based on the net proceeds from the transaction, as well as the proceeds from the settlement of the retained assets and liabilities related to the discontinued operations. All proceeds from the transaction and the conversion of the retained assets were used to repay debt on our U.S. Revolver (as defined in Note 5). Approximately $1.9 million, and $1.8 million of corporate service costs for fiscal 2006 and 2005, respectively, that were allocated to our Womenswear Group prior to its classification as discontinued operations were not classified as discontinued operations, but instead included in Corporate and Other as those corporate costs may continue. The income tax rate used for the tax effect of the discontinued operations is based on the domestic effective rate of Oxford Industries, Inc. as the assets and operations disposed of were primarily domestic operations of that entity and should not be impacted by rates in foreign jurisdictions or rates of other subsidiaries.

As of June 2, 2006, amounts included in current assets related to discontinued operations consisted of approximately $48.2 million of receivables, net and $11.0 million of inventories. During fiscal 2007, we collected the outstanding accounts receivable from our customers and sold the goods-in-transit of our Womenswear Group as of the date of the transaction as the goods were delivered to the purchaser of our Womenswear Group operations. Net sales for our Womenswear Group were $10.8 million, $285.2 million and $256.8 million in fiscal 2007, 2006 and 2005, respectively. Pretax profit recognized in discontinued operations were ($0.3) million, $14.3 million and $9.5 million in fiscal 2007, 2006 and 2005, respectively. Tax expense allocated to discontinued operations, excluding the amount allocated related to the transaction in fiscal 2006, were ($0.1) million, $5.4 million and $3.6 million in fiscal 2007, 2006 and 2005, respectively.

In connection with the transaction, we, among other things, entered into a license agreement with the purchaser pursuant to which we granted a perpetual license (subject to the limitations set forth in the license agreement) to the purchaser to use the trade name “Oxford Collections,” a services agreement with the purchaser pursuant to which we will, for a period of up to 18 months, provide certain transitional support services to the purchaser in its operation of the transferred assets, and a limited non-competition agreement with the purchaser pursuant to which we have agreed (subject to the exceptions set forth in the non-competition agreement) not to engage in certain activities through May 2009.

Stock-Based Compensation

We have certain stock-based employee compensation plans as described in Note 7, which provide for the ability to grant stock options, restricted stock and other stock-based awards to our employees. On June 3, 2006, we adopted FASB Statement No. 123 (revised 2004), “Share-Based Payment” (FAS 123R). FAS 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and amends FASB Statement No. 95, “Statement of Cash Flows.” FAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the consolidated statements of earnings based on their fair values. Pro forma disclosure is no longer an alternative.

Upon adoption of FAS 123R, we applied the modified prospective transition method. Under this transition method, we (1) did not restate any prior periods and (2) are recognizing compensation expense for all share-based payment awards that were outstanding, but not yet vested, as of June 3, 2006, based upon the same estimated grant-date fair values and service periods used to prepare our pro forma disclosures in prior years. The fair values of these stock options were estimated at the date of the grant using the Black-Scholes option pricing model with the following assumption ranges: risk-free interest rates between 4.565% and 6.510%,

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

dividend yields between 1.28% and 4.87%, volatility factors between 0.2814 and 0.3525, and expected lives of ten years.

In fiscal 2006 and fiscal 2005, we accounted for employee stock compensation using the intrinsic value method. No compensation expense is generally recognized related to stock options using the intrinsic value method because the exercise price of our employee stock option equaled the market price of the underlying stock on the date of grant. To the extent that stock options are modified, which may result in a new measurement date and the recognition of compensation expense, such expense is included in selling, general and administrative expense in our consolidated statements of earnings.

Using the fair value method and the intrinsic value method, compensation expense, with a corresponding entry to additional paid-in capital, is recognized related to the issuance of restricted stock awards which are generally dependent upon us meeting certain performance measures in one year and the employee remaining employed by us for a specified time subsequent to the performance period. The amount of compensation expense recognized over the performance and vesting period is calculated based upon the market value of the shares on the grant date. The compensation expense is recognized on a straight-line basis over the performance period and required service period. To the extent that unvested stock awards are forfeited, the previously recognized expense is reversed.

During fiscal 2007, 2006 and 2005, we recognized stock compensation expense of approximately $2.4 million, $1.3 million and $0.9 million, respectively, in net earnings from continuing operations. During fiscal 2007, this expense consists of approximately $1.4 million related to restricted stock awards, which would have been recognized under the fair value or intrinsic value method and approximately $1.0 million (or $0.7 million after-tax and $0.04 per common share after-tax) related to stock options and our employee stock purchase plan which would not have been expensed under the intrinsic value method. In fiscal 2006, all stock compensation expense included in continuing operations related to restricted stock. In fiscal 2005, $0.5 million and $0.4 million of stock compensation included in continuing operations related to restricted stock and the modification of stock option awards, respectively. The income tax benefit related to the compensation cost was approximately $0.9 million, $0.5 million and $0.3 million during fiscal 2007, 2006 and 2005, respectively. The adoption of FAS 123R resulted in a decrease in cash flow from operations and a increase in cash flow from financing activities of approximately $1.1 million in fiscal 2007.

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The effect on continuing operations and net income of applying the fair value method to our stock option plans in fiscal 2006 and fiscal 2005 is demonstrated below (amounts in thousands, except per share amounts):

	Fiscal 2006	Fiscal 2005

Net earnings from continuing operations, as reported	$51,201	$43,951
Add: Total stock-based employee compensation expense recognized in continuing operations as determined under intrinsic value method for all awards, net of related tax effects	843	597
Deduct: Total stock-based employee compensation expense to be recognized in continuing operations determined under fair value based method for all awards, net of related tax effects	(1,520)	(1,331)

Pro forma net earnings from continuing operations	$50,524	$43,217

Basic net earnings from continuing operations per common share as reported	$2.93	$2.62
Pro forma basic net earnings from continuing operations per common share	$2.89	$2.57
Diluted net earnings from continuing operations per common share as reported	$2.88	$2.53
Pro forma diluted net earnings from continuing operations per common share	$2.85	$2.52

Net earnings as reported	$70,471	$49,827
Add: Total stock-based employee compensation expense recognized net earnings as determined under intrinsic value method for all awards, net of related tax effects	2,079	639
Deduct: Total stock-based employee compensation expense to be recognized in net earnings determined under fair value based method for all awards, net of related tax effects	(2,854)	(1,486)

Pro forma net earnings	$69,696	$48,980

Basic net earnings per common share as reported	$4.03	$2.97
Pro forma basic net earnings per common share	$3.98	$2.92
Diluted net earnings per common share as reported	$3.96	$2.87
Pro forma diluted net earnings per common share	$3.93	$2.85

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

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For purposes of calculating diluted earnings per share, shares issuable pursuant to any earn-out agreements and any performance based stock awards are included in the calculation as of the first day of the quarter in which the performance criteria is met. During fiscal 2005, approximately 485,000 shares were included in the calculation as of the first day of the fourth quarter, which is the period that the earn-out targets were met, although the shares were not issued until the next fiscal year. No shares related to the fiscal 2007 and 2006 earn-out payment were included in the calculation of diluted shares outstanding as it is our intention to pay the fiscal 2007 earn-out in cash rather than common stock, and we paid the fiscal 2006 earn-out in cash.

Seasonality

Although our various product lines are sold on a year-round basis, the demand for specific products or styles may be highly seasonal. For example, the demand for golf and Tommy Bahama products is higher in the spring and summer seasons. Products are sold prior to each of the retail selling seasons, including spring, summer, fall and holiday. As the timing of product shipments and other events affecting the retail business may vary, results for any particular quarter may not be indicative of results for the full year. The percentage of net sales by quarter for fiscal 2007 was 25%, 26%, 24% and 25%, respectively, and the percentage of operating income by quarter for fiscal 2007 was 23%, 25%, 19% and 33%, respectively, which may not be indicative of the distribution in future years.

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

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 is applicable for fiscal 2008. FIN 48 utilizes a two-step approach for evaluating tax positions. Recognition occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement is only addressed if step one has been satisfied. The tax benefit recorded is measured as the largest amount of benefit, determined on a cumulative probability basis that is more-likely-than-not to be realized upon ultimate settlement. Those tax positions failing to qualify for initial recognition are recognized in the first subsequent interim period they meet the more-likely-than-not standard, or are resolved through negotiation or litigation with the taxing authority, or upon expiration of the statute of limitations. De-recognition of a tax position that was previously recognized would occur when a company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. FIN 48 also requires expanded disclosure requirements. We are currently assessing the potential impact of adopting FIN 48.

In September 2006, the FASB issued FASB Statement No. 157 “Fair Value Measurements” (“FAS 157”). FAS 157 is applicable in fiscal 2008. FAS 157 provides enhanced guidance for using fair value measure of assets and liabilities. The standard also requires additional disclosures about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. We do not anticipate that the adoption of FAS 157 will have a material impact upon adoption.

In February 2007, the FASB issued FASB Statement No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”). FAS 159 is applicable in fiscal 2009; however, we anticipate adopting FAS 159 in fiscal 2008. FAS 159 permits entities to choose to measure eligible items in the balance sheet at

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

fair value at specified election dates with the unrealized gains and losses recognized in earnings. We do not anticipate that the adoption of FAS 159 will have a material impact upon adoption.

EITF 06-4 “Endorsement Split-Dollar Life Insurance Arrangements” (“EITF 06-4”) was ratified in September 2006 and is effective for all fiscal years beginning after December 15, 2007. EITF 06-4 requires that the post-retirement benefit portion of an endorsement-type split-dollar life insurance policy should be recognized as a liability because the obligation is not effectively settled by the purchase of the life insurance policy. The liability for future benefits would be recognized based on the substantive agreement with the employee (which provides a future death benefit). EITF 06-4 is applicable for fiscal 2008, and we will recognize the effect of this change in accounting principle through a cumulative-effect adjustment to beginning retained earnings as of June 2, 2007. We estimate that the cumulative-effect adjustment will be an increase in liabilities and a reduction of retained earnings of approximately $0.7 million.

Note 2.	Inventories

The components of inventories are summarized as follows (in thousands):

	June 1,	June 2,
	2007	2006

Finished goods	$139,087	$125,466
Work in process	12,031	9,774
Fabric, trim and supplies	25,498	26,308
LIFO Reserve	(39,283)	(37,954)

Total inventory	$137,333	$123,594

As of June 1, 2007, approximately 60% of our inventories are accounted for using the LIFO method.

Note 3.	Property, Plant and Equipment, Net

Property, plant and equipment, carried at cost, are summarized as follows (in thousands):

	June 1,	June 2,
	2007	2006

Land	$2,021	$2,045
Buildings	26,717	29,606
Machinery and equipment	70,445	64,016
Leasehold improvements	79,948	63,430

Subtotal	179,131	159,097
Less accumulated depreciation and amortization	(91,808)	(85,434)

Total property, plant and equipment, net	$87,323	$73,663

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4.	Goodwill and Intangible Assets

Intangible assets by category are summarized below (in thousands):

	June 1,	June 2,
	2007	2006

Intangible assets with finite lives:
Gross carrying amount:
License agreements	$21,309	$21,114
Customer relationships	19,757	19,603
Trademarks	4,827	—
Covenant not to compete	460	460

Subtotal	46,353	41,177
Accumulated amortization:
License agreements	(16,617)	(12,207)
Customer relationships	(12,384)	(10,677)
Trademarks	(149)	—
Covenant not to compete	(460)	(345)

Subtotal	(29,610)	(23,229)

Total intangible assets with finite lives, net	16,743	17,948
Intangible assets with indefinite lives:
Trademarks	217,338	216,505

Total intangible assets, net	$234,081	$234,453

During fiscal 2007, we determined that certain trademarks previously considered to have an indefinite life have a finite life and reclassified those amounts to trademarks with finite lives above. The useful lives assigned to these trademarks range from 10 to 20 years. Based on the current estimated useful lives assigned to our intangible assets, amortization expense for the twelve months ending May 2008, 2009, 2010, 2011 and 2012 is projected to total $4.7 million, $2.4 million, $2.0 million, $1.7 million and $1.3 million, respectively.

The changes in the carrying amount of goodwill for fiscal 2007, 2006 and 2005, which primarily related to the acquisition of Tommy Bahama in June 2003 and Ben Sherman in July 2004, are as follows (in thousands):

Balance, May 28, 2004	$111,434
Ben Sherman acquisition	46,325
Tommy Bahama acquisition fiscal 2005 earn-out	26,331
Other	481
Balance, June 3, 2005	184,571
Tommy Bahama acquisition fiscal 2006 earn-out	12,258
Other	2,403

Balance, June 2, 2006	199,232
Tommy Bahama acquisition fiscal 2007 earn-out and cumulative earn-out	22,264
Other	934

Balance, June 1, 2007	$222,430

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The goodwill related to the Ben Sherman and the Tommy Bahama acquisitions were allocated to the Ben Sherman and Tommy Bahama, respectively.

Note 5.	Debt

The following table details our debt (in thousands) as of the dates specified:

	June 1,	June 2,
	2007	2006

$280 million U.S. Secured Revolving Credit Facility (“U.S. Revolver”), which accrues interest, unused line fees and letter of credit fees based upon a pricing grid which is tied to certain debt ratios, requires interest payments monthly with principal due at maturity (July 2009), and is collateralized by substantially all the assets of the company and its domestic subsidiaries	$—	$900

£12 million Senior Secured Revolving Credit Facility (“U.K. Revolver”), which accrues interest at the bank’s base rate plus 1.0%, requires interest payments monthly with principal payable on demand or at maturity (July 2007), and is collateralized by substantially all the United Kingdom assets of Ben Sherman	—	102

$200 million Senior Unsecured Notes (“Senior Unsecured Notes”), which accrue interest at 8.875% (effective interest rate of 9.0%) and require interest payments semi-annually on June 1 and December 1 of each year, require payment of principal at maturity (June 2011), are subject to certain prepayment penalties, and are guaranteed by our domestic subsidiaries	200,000	200,000

Other debt	403	35

Total debt	200,403	201,037

Unamortized discount on Senior Unsecured Notes	(706)	(884)
Short-term debt and current maturities of long-term debt	(403)	(130)

Long-term debt, less current maturities	$199,294	$200,023

The U.S. Revolver, the U.K. Revolver and the Senior Unsecured Notes each include certain debt covenant restrictions that require us or our subsidiaries to maintain certain financial ratios that are customary for similar facilities. The U.S. Revolver also includes limitations on certain restricted payments such as earn-outs, payment of dividends and prepayment of debt. As of June 1, 2007, we were compliant with all financial covenants and restricted payment clauses related to our debt agreements.

The U.S. Revolver and U.K. Revolver are used to finance trade letters of credit and standby letters of credit as well as provide funding for other operating activities and acquisitions, if any. As of June 1, 2007, approximately $54.6 million of trade letters of credit and other limitations on availability were outstanding against the U.S. Revolver and the U.K. Revolver. The aggregate net availability under our U.S. Revolver and U.K. Revolver agreements was approximately $245.8 million as of June 1, 2007.

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Senior Unsecured Notes are subject to redemption at any time after June 1, 2007, at our option, in whole or in part, on not less than 30 nor more than 60 days’ prior notice. During the period from June 1, 2007 through May 31, 2008, the amount paid at redemption would be equal to 104.438% of the aggregate principal amount of the Senior Unsecured Notes to be redeemed together with accrued and unpaid interest, if any, to the date of redemption. During the period from June 1, 2008 through May 31, 2009, the amount paid at redemption would be equal to 102.219% of the aggregate principal amount of the Senior Unsecured Notes to be redeemed together with accrued and unpaid interest, if any, to the date of redemption. Subsequent to June 1, 2009, the amount paid at redemption would be equal to 100.000% of the aggregate principal amount of the Senior Unsecured Notes to be redeemed together with accrued and unpaid interest, if any, to the date of redemption.

The aggregate maturities of debt are as follows (in thousands):

Twelve Months Ending May

2008	$403
2009	—
2010	—
2011	200,000
2012	—
Thereafter	—

$200,403

Note 6.	Commitments and Contingencies

We have operating lease agreements for buildings, retail space, sales offices and equipment with varying terms. The aggregate minimum rental commitments for all non-cancelable operating real property leases with original terms in excess of one year are $30.0 million, $30.4 million, $30.0 million, $28.5 million, $26.8 million and $92.1 million for the twelve months ending May 2008, 2009, 2010, 2011, 2012 and thereafter, respectively. Additionally, most leases provide for additional payments of real estate taxes, insurance and other operating expenses applicable to the property which are not included in the aggregate minimum rental commitments above. The total rent expense under all leases related to continuing operations was $37.7 million, $34.3 million and $29.5 million in fiscal 2007, 2006 and 2005, respectively, which includes contingent rent expense of $1.2 million, $1.1 million and $1.0 million during fiscal 2007, 2006 and 2005, respectively.

We are also obligated under certain apparel license and design agreements related to continuing operations to make future minimum payments of $8.2 million, $7.7 million, $4.1 million, $2.7 million and $1.3 million for the twelve months ending May 2008, 2009, 2010, 2011 and 2012, respectively, and none thereafter. These amounts do not include amounts due under arrangements which require a royalty fee or sales commission based on a specified percentage of net sales in future periods.

In a prior fiscal year, we discovered the presence of a hazardous waste on one of our properties. We believe that remedial action will be required, including continued investigation, monitoring and treatment of groundwater and soil. In a prior year, we provided $4.5 million for the remediation of this site, which is included in other non-current liabilities in our consolidated balance sheets. The amount recorded represents our best estimate of the cost to clean up this site based on currently available information. This estimate may change in future periods as more information on the activities required to remediate this site become known.

During fiscal 2007, 2006, 2005 and 2004, the selling stockholders of Tommy Bahama earned the maximum amount specified in the related earn-out agreement as the performance targets were met in each year. All of these amounts have been paid except for the fiscal 2007 earn-out of $12.5 million which will be paid in cash in fiscal 2008. Additionally, as the cumulative earnings exceeded the cumulative targets from the

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

date of acquisition through June 1, 2007, the selling stockholders of Tommy Bahama will receive an additional cash payment of $10.5 million in fiscal 2008 subject to the terms of the earn-out agreement. After considering all payments, the total purchase price for Tommy Bahama was approximately $339.5 million, consisting of $240 million in cash and $10 million in our common stock at closing, approximately $3.4 million in transaction costs and total earn-out payments of $86.1 million, of which $38.4 million was paid in common stock. Other than the payment of the $23.0 million noted above, no additional payments are required to be paid under the earn-out agreement.

Approximately 95% of the total value of the contingent payments, paid to selling stockholders was treated as additional purchase price and recorded as goodwill in our consolidated balance sheets. The remaining 5% of the total value of all consideration that was due and payable under the earn-out agreement has been designated to be paid toward an employee cash bonus plan to be distributed to employees of Tommy Bahama under the terms of the plan. The contingent payments designated toward the employee cash bonus plan were charged to selling, general and administrative expense in our consolidated statements of earnings in the respective period.

Note 7.	Stock Options and Restricted Stock Awards

Long-Term Stock Incentive Plan

At June 1, 2007, approximately 0.9 million share awards were available for issuance under our Long-Term Stock Incentive Plan (the “Long-Term Stock Incentive Plan”), which was approved by our shareholders on October 5, 2004. The plan allows us to grant stock-based awards to employees and non-executive directors including stock options, stock appreciation rights, restricted stock and other performance-based benefits. Shares granted under our previous stock incentive plans, the 1992 Stock Option Plan and the 1997 Stock Option Plan continue to be governed under those plans and the individual agreements with respect to provisions relating to exercise, termination and forfeiture. No additional grants are available under the previous plans. Under the previous plans, we typically granted stock options to employees at the end of each fiscal year or at certain other times as determined by the board of directors through December 2003. Stock options were granted with an exercise price equal to the stock’s fair market value on the date of grant. The stock options have ten-year terms and vest and become exercisable in increments of 20% on each anniversary from the date of grant.

In fiscal 2005, upon inception of the Long-Term Stock Incentive Plan, we transitioned from the use of options to performance and service based restricted stock awards as the primary vehicle in our stock-based compensation strategy, although we are not prohibited from granting other types of share-based compensation awards. The value of the restricted stock awards are based on the grant-date fair value.

During fiscal 2007 and 2006, we issued restricted stock awards to certain employees and members of our board of directors based on our achievement of certain performance criteria in fiscal 2006 and 2005, respectively. The restricted shares will generally vest three years from the end of the fiscal year in which the awards were earned if the employee is still employed by us on that date. At the time that the shares are issued, the shareholder is entitled to the same dividend and voting rights as other holders of our common stock. The employee is restricted from transferring or selling the restricted shares and forfeits the shares upon the termination of employment prior to the end of the vesting period. The specific provisions of the awards, including exercisability and term of the award, are evidenced by agreements with the employee as determined by the compensation committee. No restricted stock awards were issued for fiscal 2007 as the performance criteria specified at the grant date was not met.

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below summarizes the restricted stock award activity for these awards during fiscal 2007 and fiscal 2006:

	Fiscal 2007	Fiscal 2006

Outstanding at June 2, 2006	67,125	—
Issued	40,440	72,225
Vested	(13,536)	(4,725)
Forfeited	(5,119)	(375)

Outstanding at June 1, 2007	88,910	67,125

In addition, in fiscal 2007, 2006 and 2005, we paid a portion of each non-executive directors’ compensation by granting restricted stock awards to our non-executive directors. The non-executive directors must complete the current term of service on the board; otherwise, the restricted shares are subject to forfeiture. On the date of grant, the non-executive directors are entitled to the same dividend and voting rights of other holders of our common stock. The non-executive directors are restricted from transferring or selling the restricted shares prior to the end of the vesting period. As of June 1, 2007, approximately 9,000 such awards were outstanding and unvested.

As of June 1, 2007, there was approximately $1.3 million of unrecognized compensation cost related to unvested share-based compensation awards which have been issued. That cost is expected to be recognized through May 2009. The following table summarizes information about the unvested shares as of June 1, 2007.

	Number of	Market Price on
Restricted Stock Grant	Shares	Date of Grant	Vesting Date

Fiscal 2005 Performance Awards	53,475	$42	June 2008
Fiscal 2006 Performance Awards	35,435	$42	June 2009

	88,910

A summary of the status of our stock option plans and changes during fiscal 2007, 2006 and 2005 is presented below:

	Fiscal 2007		Fiscal 2006		Fiscal 2005
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding, beginning of year	533,180	$22	763,380	$21	1,003,920	$19
Granted	—	—	—	—	—	—
Exercised	(137,290)	20	(179,260)	17	(175,020)	14
Forfeited	(30,940)	28	(50,940)	25	(65,520)	26

Outstanding, end of year	364,950	$22	533,180	$22	763,380	$21

Options exercisable, end of year	216,350		218,460		215,080

The total intrinsic value for options exercised during fiscal 2007, 2006 and 2005 was approximately $3.3 million, $5.5 million and $4.3 million, respectively. The total fair value for options that vested during fiscal 2007, 2006 and 2005 was approximately $1.8 million, $1.8 million and $1.9 million, respectively. The aggregate intrinsic value for all options outstanding and exercisable at June 1, 2007 was approximately $8.9 million and $5.8 million, respectively. As of June 1, 2007, there was approximately $1.1 million of

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

compensation cost related to unvested stock options, of which $0.8 million and $0.3 million is expected to be recognized in the twelve months ending May 2008 and May 2009, respectively.

The following table summarizes information about stock options outstanding as of June 1, 2007.

	Number of	Exercise	Grant Date	Number
Date of Option Grant	Shares	Price	Fair Value	Exercisable	Expiration Date

July 13, 1998	21,000	$17.83	$5.16	21,000	July 13, 2008
July 12, 1999	23,800	13.94	4.70	23,800	July 12, 2009
July 10, 2000	23,670	8.63	2.03	23,670	July 10, 2010
July 16, 2001	26,650	10.73	3.18	26,650	July 16, 2011
July 15, 2002	68,360	11.73	3.25	36,560	July 15, 2012
August 18, 2003	114,320	26.44	11.57	42,120	Aug. 18, 2013
December 16, 2003	87,150	32.75	14.17	42,550	Dec. 16, 2013

	364,950			216,350

Employee Stock Purchase Plan

On October 5, 2004, our shareholders approved the Employee Stock Purchase Plan (“ESPP”). There are approximately 0.2 million shares of common stock authorized for issuance under the ESPP, which allows for qualified employees to purchase shares on a quarterly basis based on certain limitations with respect to the employee’s salary and other limitations through payroll deductions. There are no vesting or other restrictions on the stock purchased by employees under the ESPP. On the last day of each calendar quarter, the accumulated payroll deductions are applied toward the purchase of our common stock at a price equal to 85% of the market price on that date. Stock compensation expense related to the employee stock purchase plan recognized was $0.2 million, $0.1 million and $0.1 million in fiscal 2007, 2006 and 2005.

Note 8.	Income Taxes

The provision (benefit) for income taxes includes the following (in thousands):

	Fiscal 2007	Fiscal 2006	Fiscal 2005

Current:
Federal	$25,514	$18,551	$21,226
State	2,537	2,560	881
Foreign	2,593	4,680	5,084

	30,644	25,791	27,191
Deferred	(4,331)	(2,847)	(5,014)

Income Taxes	$26,313	$22,944	22,177

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reconciliations of the United States federal statutory income tax rates and our effective tax rates are summarized as follows:

	Fiscal 2007	Fiscal 2006	Fiscal 2005

Statutory rate	35.0%	35.0%	35.0%
State income taxes — net of federal income tax benefit	2.0%	1.8%	1.1%
Impact of foreign earnings	(2.4)%	(1.5)%	(1.4)%
Section 965 repatriation	—	(4.0)%	—
Impact of APB 23 assertion	(4.5)%	—	—
Change in contingency reserve	0.9%	(1.0)%	(0.9)%
Other adjustment	2.1%	—	—
Other, net	0.4%	0.6%	(0.3)%

Effective rate for continuing operations	33.5%	30.9%	33.5%

Deferred tax assets and liabilities are comprised of the following (in thousands):

	June 1,	June 2,
	2007	2006

Deferred Tax Assets:
Inventories	$1,327	$2,003
Accrued compensation and benefits	8,438	6,260
Allowance for doubtful accounts	334	566
Depreciation and amortization	7,317	5,458
Non-current liabilities	1,740	1,709
Deferred rent and lease obligations	1,379	1,952
Other, net	2,616	2,761

Deferred tax assets	23,151	20,709
Deferred Tax Liabilities:
Acquired intangible assets	82,662	83,048
Foreign	3,728	3,167
Other, net	4,008	3,067

Deferred tax liabilities	90,398	89,282

Net deferred tax (liability) asset	$(67,247)	$(68,573)

During the fourth quarter of fiscal 2006, we completed our assessment of earnings to be repatriated under the American Jobs Creation Act of 2004 and repatriated approximately $22.9 million of earnings, which were not previously considered permanently invested outside of the United States. The impact of this repatriation has been included in our tax provision for fiscal 2006. The repatriation of the earnings resulted in a one-time reduction to tax expense of approximately $2.9 million in fiscal 2006.

As of June 1, 2007 and June 2, 2006, we had undistributed earnings of foreign subsidiaries of approximately $13.9 million and $13.4 million, respectively, which have been provided for in our income tax provision as the earnings are not considered permanently invested outside of the United States. If the earnings were repatriated to the United States, the earnings would be subject to United States taxation at that time. The amount of deferred tax liability recognized associated with the undistributed earnings as of June 1, 2007 and June 2, 2006 was approximately $3.7 million and $3.2 million, respectively, which represents the approximate

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

excess of the United States tax liability over the creditable foreign taxes paid that would result from a full remittance of undistributed earnings.

In addition, in accordance with Accounting Principles Board Opinion No. 23 “Accounting for Income Taxes — Special Areas” (“APB 23”) we made the determination in the fourth quarter of fiscal 2007 that our original investment in Ben Sherman U.K. is considered to be indefinitely reinvested and accordingly, recorded an income tax benefit to reverse the deferred tax liability previously recorded related to the excess of book over tax basis. Upon distribution of the investment in the form of dividends or otherwise, we would be subject to United States income taxes (subject to an adjustment for foreign tax credits). If the original investment were not permanently reinvested, a deferred tax liability of approximately $3.5 million would have been required. The other adjustment in fiscal 2007 relates to reconciliation adjustments to tax balances arising in prior years.

Note 9.	Benefit Plans

We have tax-qualified voluntary retirement savings plans covering substantially all full-time United States employees and other similar plans covering certain foreign employees. If a participant decides to contribute, a portion of the contribution is matched by us. Our expense under these defined contribution plans in fiscal 2007, 2006 and 2005 were $2.8 million, $2.8 million and $2.7 million, respectively.

Additionally, we have certain non-qualified deferred compensation plans offered to a select group of management and highly compensated employees with varying terms and conditions. The plans provide the participants with the opportunity to defer a portion of the participating employee’s total compensation in a given plan year, of which a percentage may be matched in accordance with the terms of the respective plan. All deferred amounts vest immediately, but the matching contributions may require up to two years of service prior to vesting. The total expense for our match under these non-qualified deferred compensation plans in fiscal 2007, 2006 and 2005 was approximately $0.3 million, $0.3 million and $0.2 million, respectively. The liabilities associated with the non-qualified deferred compensation plans are included in other non-current liabilities in our consolidated balance sheets and totaled approximately $11.5 million and $9.5 million at June 1, 2007 and June 2, 2006, respectively. We fund these deferred compensation liabilities by making contributions to rabbi trusts or other investments, dependant upon the requirements of the plan. As of June 1, 2007 and June 2, 2006, approximately $9.2 million and $4.9 million, respectively, of these investments were held in a rabbi trust. As of June 1, 2007 and June 2, 2006, the assets, including certain cash set aside for the plans, approximate the liability.

Note 10.	Operating Groups

Our business is operated through our four operating groups: Tommy Bahama, Ben Sherman, Lanier Clothes and Oxford Apparel. We identify our operating groups based on the way our management organizes the components of our business for purposes of allocating resources and assessing performance. In connection with the close of fiscal 2007 and due to changes in our management reporting structure, we reassessed and changed our operating groups for reporting purposes. All amounts below have been restated to reflect the revised operating groups. Leaders of the operating groups report directly to our Chief Executive Officer.

In Tommy Bahama we design, source and market collections of men’s and women’s sportswear and related products under brands that including Tommy Bahama, Indigo Palms and Island Soft. Tommy Bahama’s products can be found in our own retail stores as well as certain department stores and independent specialty stores throughout the United States. The target consumers of Tommy Bahama are affluent 35 and older men and women who embrace a relaxed and casual approach to daily living. Tommy Bahama also licenses its brands for a wide variety of product categories.

Ben Sherman is a London-based designer, marketer and distributor of branded sportswear and footwear. We also license the Ben Sherman name to third parties for various product categories. Ben Sherman was established in 1963 as an edgy, young men’s, “Mod”-inspired shirt brand and has evolved into a global

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

lifestyle brand of apparel and footwear targeted at youthful-thinking men and women ages 19 to 35. We offer a full Ben Sherman sportswear collection as well as tailored clothing, footwear and accessories. Our Ben Sherman products can be found in certain department stores and a variety of independent specialty stores, as well as in our own Ben Sherman retail stores.

Lanier Clothes designs and markets branded and private label men’s suits, sportcoats, suit separates and dress slacks across a wide range of price points. Our Lanier Clothes branded products include Nautica, Kenneth Cole (beginning in fiscal 2008), Dockers, Oscar de la Renta, O Oscar (beginning in fiscal 2008) and Geoffrey Beene, all of which are licensed to us by third parties. In fiscal 2006, we acquired the Arnold Brant brand, which is an upscale tailored brand that is intended to blend modern elements of style with affordable luxury. In addition to the branded businesses, we design and source certain private label tailored clothing products. Significant private label brands include Stafford, Alfani, Tasso Elba and Lands’ End. Our Lanier Clothes products are sold to national chains, department stores, mass merchants, specialty stores, specialty catalog retailers and discount retailers throughout the United States.

Oxford Apparel produces branded and private label dress shirts, suited separates, sport shirts, dress slacks, casual slacks, outerwear, sweaters, jeans, swimwear, westernwear and golf apparel. We design and source certain private label programs for several customers including programs for Land’s End, LL Bean and Eddie Bauer. Owned brands of Oxford Apparel include Oxford Golf, Solitude, Wedge, Kona Wind, Tranquility Bay, Ely, Cattleman and Cumberland Outfitters. Oxford Apparel also owns a two-thirds interest in the entity that in turn owns the Hathaway trademark in the United States and several other countries. Oxford Apparel also licenses from third parties the right to use the Tommy Hilfiger, Dockers and United States Polo Association trademarks for certain apparel products. Our Oxford Apparel products are sold to a variety of department stores, mass merchants, specialty catalog retailers, discount retailers, specialty retailers, “green grass” golf merchants and Internet retailers throughout the United States.

Corporate and Other is a reconciling category for reporting purposes and includes our corporate offices, substantially all financing activities, LIFO inventory accounting adjustments and other costs that are not allocated to the operating groups. LIFO inventory calculations are made on a legal entity basis which does not correspond to our operating group definitions as portions of Lanier Clothes and Oxford Apparel are on the LIFO basis of accounting. Therefore, LIFO inventory accounting adjustments are not allocated to operating groups. Total assets for Corporate and Other includes the LIFO inventory reserve of $39.3 million and $38.0 million, at June 1, 2007 and June 2, 2006, respectively.

Assets related to the Womenswear Group which were disposed of on June 2, 2006, have been included below to reconcile to total assets in our consolidated balance sheets, but all operating results are not presented as those amounts are included in discontinued operations.

The information below presents certain information about our operating groups included in continuing operations (in thousands):

	Fiscal 2007	Fiscal 2006	Fiscal 2005

Net Sales
Tommy Bahama	$465,121	$409,141	$399,658
Ben Sherman	156,773	166,606	154,105
Lanier Clothes	165,159	180,411	173,168
Oxford Apparel	339,309	352,932	329,333
Corporate and Other	2,545	26	523

Total	$1,128,907	$1,109,116	$1,056,787

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fiscal 2007	Fiscal 2006	Fiscal 2005

Depreciation
Tommy Bahama	$12,036	$10,633	$9,122
Ben Sherman	2,203	1,462	847
Lanier Clothes	878	1,193	1,353
Oxford Apparel	1,175	1,396	1,635
Corporate and Other	428	408	364

Total	$16,720	$15,092	$13,321

Amortization of Intangible Assets
Tommy Bahama	$2,975	$4,170	$5,563
Ben Sherman	3,267	3,433	3,020
Lanier Clothes	60	—	—
Oxford Apparel	103	39	39
Corporate and Other	—	—	—

Total	$6,405	$7,642	$8,622

Operating Income
Tommy Bahama	$81,533	$71,522	$54,128
Ben Sherman	8,372	10,329	22,305
Lanier Clothes	4,238	17,422	21,376
Oxford Apparel	22,749	14,556	14,556
Corporate and Other	(16,045)	(15,713)	(20,091)

Total Operating Income	100,847	98,116	92,274
Interest expense, net	22,214	23,971	26,146

Earnings Before Income Taxes	$78,633	$74,145	$66,128

Purchases of Property, Plant and Equipment
Tommy Bahama	$26,790	$16,904	$19,953
Ben Sherman	3,837	4,275	2,184
Lanier Clothes	287	228	348
Oxford Apparel	184	2,630	604
Corporate and Other	214	916	318

Total	$31,312	$24,953	$23,407

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	June 1,	June 2,
	2007	2006

Assets
Tommy Bahama	$469,414	$423,376
Ben Sherman	223,779	212,230
Lanier Clothes	95,184	74,375
Oxford Apparel	96,627	112,325
Corporate and Other	23,734	4,074
Womenswear (discontinued)	—	59,215

Total	$908,738	$885,595

Goodwill
Tommy Bahama	$168,932	$148,342
Ben Sherman	51,651	49,043
Lanier Clothes	—	—
Oxford Apparel	1,847	1,847
Corporate and Other	—	—

Total	$222,430	$199,232

Intangible Assets, net
Tommy Bahama	$134,023	$136,998
Ben Sherman	96,362	93,596
Lanier Clothes	2,347	2,408
Oxford Apparel	1,349	1,451
Corporate and Other	—	—

Total	$234,081	$234,453

Information for the net book value of our long-lived assets, including property, plant and equipment, goodwill and intangible assets, by geographic area is presented below (in thousands):

	June 1,	June 2,
	2007	2006

United States	$385,588	$354,507
Latin America	4,460	4,859
United Kingdom and Europe	153,544	147,540
Other foreign	242	442

Total	$543,834	$507,348

Information for the net sales included in continuing operations recognized by geographic area is presented below (in thousands):

	Fiscal 2007	Fiscal 2006	Fiscal 2005

United States and Canada	$1,005,925	$987,206	$942,388
United Kingdom and Europe	122,982	121,910	114,399

Total	$1,128,907	$1,109,116	$1,056,787

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11.	Related Party Transactions

SunTrust Banks, Inc. and its subsidiaries (“SunTrust”) holds shares of our common stock in various fiduciary and agency capacities and as such is a principal shareholder of our common stock. Mr. J. Hicks Lanier, our Chief Executive Officer, is on the board of directors of SunTrust and its Audit Committee. Mr. E. Jenner Wood, III, a board member of Oxford Industries, Inc. was Chairman, President and Chief Executive Officer of SunTrust Bank, Central Group, during fiscal 2007.

We maintain a syndicated credit facility under which subsidiaries of SunTrust served as agent and lender. In fiscal 2007, 2006 and 2005, the services provided and interest and fees paid to SunTrust in connection with such services are set forth below:

Service	Fiscal 2007	Fiscal 2006	Fiscal 2005

Interest and agent fees for our credit facility	$525,000	$1,307,000	$2,999,000
Cash management and senior notes related services	$56,000	$106,000	$133,000
Trustee for deferred compensation plan	$8,000	$8,000	$8,000
Stock transfer agent	$2,000	$26,000	$10,000

Our aggregate payments to SunTrust and its subsidiaries for these services, together with all of the other services described above in this section, did not exceed 1% of our gross revenues during fiscal 2007, 2006 and 2005 or 1% of SunTrust’s gross revenues during its fiscal years ended December 31, 2006, 2005 and 2004.

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12.	Summarized Quarterly Data (unaudited):

Following is a summary of the quarterly results of continuing operations for the years ended June 1, 2007 and June 2, 2006 (in thousands, except per share amounts):

	Fiscal Quarter
	First	Second	Third	Fourth	Total

2007
Net sales	$284,078	$290,987	$266,595	$287,247	$1,128,907
Gross profit	108,111	111,800	108,266	119,583	447,760
Net earnings from continuing operations	11,155	12,145	9,726	19,294	52,320
(Loss) earnings from discontinued operations	(205)	8	14	—	(183)
Net earnings	$10,950	$12,153	$9,740	$19,294	$52,137
Basic net earnings per common share from continuing operations	$0.63	$0.69	$0.55	$1.09	$2.96
Diluted net earnings per common share from continuing operations	$0.63	$0.68	$0.54	$1.08	$2.93
2006
Net sales	$268,475	$277,903	$275,160	$287,578	$1,109,116
Gross profit	105,715	102,806	109,866	113,300	431,687
Net earnings from continuing operations	11,820	10,177	11,106	18,098	51,201
Earnings from discontinued operations	2,063	831	3,496	12,880	19,270
Net earnings	$13,883	$11,008	$14,602	$30,978	$70,471
Basic net earnings per common share from continuing operations	$0.68	$0.58	$0.63	$1.03	$2.93
Diluted net earnings per common share from continuing operations	$0.67	$0.57	$0.63	$1.02	$2.88

The sum of the four quarterly amounts for fiscal 2007 and 2006 do not necessarily equal the totals for the year then ended due to rounding differences.

The fourth quarter of fiscal 2007 includes severance costs and a gain on sale of a facility which together had the effect of increasing net earnings from continuing operations by $0.7 million. The fourth quarter of fiscal 2006 includes charges for plant closures which had the effect of reducing net income from continuing operations by approximately $1.0 million. In the fourth quarter of fiscal 2007, tax adjustments related to foreign income taxes, tax contingency reserves and other adjustments had the effect of increasing net earnings from continuing operations by approximately $1.1 million. In the fourth quarter of fiscal 2006 foreign income tax and contingency reserve adjustments had the effect of increasing net earnings from continuing operations by approximately $3.7 million.

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13.	Condensed Consolidating Financial Statements:

Our Senior Unsecured Notes are guaranteed by our wholly owned domestic subsidiaries (“Subsidiary Guarantors”). All guarantees are full and unconditional. Non-guarantors consist of our subsidiaries which are organized outside the United States. Set forth below are our condensed consolidating balance sheets as of June 1, 2007 and June 2, 2006 (in thousands) as well as our condensed consolidating statements of earnings and statements of cash flows for fiscal 2007, 2006 and 2005 (in thousands). We have used the equity method with respect to investments in subsidiaries.

CONDENSED CONSOLIDATING BALANCE SHEETS
June 1, 2007

	Oxford
	Industries	Subsidiary	Subsidiary	Consolidating	Consolidated
	(Parent)	Guarantors	Non-Guarantors	Adjustments	Total

ASSETS
Cash and cash equivalents	$22,863	$1,212	$12,807	$—	$36,882
Receivables, net	52,226	61,076	31,184	(6,451)	138,035
Inventories	70,273	52,644	15,114	(698)	137,333
Prepaid expenses	8,808	8,293	4,890	—	21,991

Total current assets	154,170	123,225	63,995	(7,149)	334,241
Property, plant and equipment, net	9,221	68,932	9,170	—	87,323
Goodwill, net	1,847	168,932	51,651	—	222,430
Intangible assets, net	1,349	136,370	96,362	—	234,081
Other non-current assets, net	767,701	150,496	1,346	(888,880)	30,663

Total Assets	$934,288	$647,955	$222,524	$(896,029)	$908,738

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities	62,163	56,811	29,325	(5,855)	142,444
Long-term debt, less current portion	199,294	—	—	—	199,294
Non-current liabilities	222,114	(184,807)	112,789	(109,149)	40,947
Deferred income taxes	(228)	43,604	31,732	—	75,108
Total shareholders’/invested equity	450,945	732,347	48,678	(781,025)	450,945

Total Liabilities and Shareholders’ Equity	$934,288	$647,955	$222,524	$(896,029)	$908,738

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS
Fiscal 2007

	Oxford
	Industries	Subsidiary	Subsidiary	Consolidating	Consolidated
	(Parent)	Guarantors	Non-Guarantors	Adjustments	Total

Net sales	$486,851	$526,631	$155,970	$(40,545)	$1,128,907
Cost of goods sold	378,465	242,452	70,022	(9,792)	681,147

Gross profit	108,386	284,179	85,948	(30,753)	447,760
Selling, general and administrative	92,950	224,900	77,886	(32,361)	363,375
Royalties and other income	2,111	9,328	6,480	(1,457)	16,462

Operating income	17,547	68,607	14,542	151	100,847
Interest (income) expense, net	25,852	(12,067)	8,338	91	22,214
Income from equity investment	59,586	3	—	(59,589)	—

Earnings before income taxes	51,281	80,677	6,204	(59,529)	78,633
Income taxes	(999)	27,209	83	20	26,313

Net earnings from continuing operations	52,280	53,468	6,121	(59,549)	52,320
Earnings (loss) from discontinued operations, net of tax	(183)	(64)	—	64	(183)

Net earnings	$52,097	$53,404	$6,121	$(59,485)	$52,137

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW
Fiscal 2007

	Oxford
	Industries	Subsidiary	Subsidiary	Consolidating	Consolidated
	(Parent)	Guarantors	Non-Guarantors	Adjustments	Total

Cash Flows From Operating Activities
Net cash (used in) provided by operating activities	$(23,760)	$73,311	$10,055	$—	$59,606
Cash Flows from Investing Activities
Acquisitions	(12,111)	—	(1,149)	—	(13,260)
Investment in joint venture	—	(9,391)	—	—	(9,391)
Purchases of property, plant and equipment	(659)	(28,847)	(1,806)	—	(31,312)
Proceeds from sale of property, plant and equipment	2,476	20	—	—	2,496

Net cash (used in) provided by investing activities	(10,294)	(38,218)	(2,955)	—	(51,467)
Cash Flows from Financing Activities
Change in debt	(912)	(17)	(105)	—	(1,034)
Proceeds from issuance of common stock	4,595	—	—	—	4,595
Change in inter-company payable	38,350	(39,218)	857	11	—
Dividends on common stock	(14,387)	—	—	—	(14,387)

Net cash (used in) provided by financing activities	27,646	(39,235)	752	11	(10,826)
Cash Flows from Discontinued Operations
Net operating cash flows provided by discontinued operations	24,096	4,220	—	—	28,316

Net change in Cash and Cash Equivalents	17,688	78	7,852	11	25,629
Effect of foreign currency translation	—	—	774	—	774
Cash and Cash Equivalents at the Beginning of Year	5,175	1,134	4,181	(11)	10,479

Cash and Cash Equivalents at the End of Year	$22,863	$1,212	$12,807	$—	$36,882

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS
Fiscal 2006

	Oxford
	Industries	Subsidiary	Subsidiary	Consolidating	Consolidated
	(Parent)	Guarantors	Non-Guarantors	Adjustments	Total

Net sales	$521,113	$481,700	$171,723	$(65,420)	$1,109,116
Cost of goods sold	397,939	217,803	78,422	(16,735)	677,429

Gross profit	123,174	263,897	93,301	(48,685)	431,687
Selling, general and administrative	110,073	202,402	78,774	(44,534)	346,715
Royalties and other income	276	7,806	5,359	(297)	13,144

Operating income	13,377	69,301	19,886	(4,448)	98,116
Interest (income) expense, net	30,802	(10,198)	7,520	(4,153)	23,971
Income from equity investment	61,752	12	—	(61,764)	—

Earnings before income taxes	44,327	79,511	12,366	(62,059)	74,145
Income taxes	(7,066)	25,832	4,282	(104)	22,944

Net earnings from continuing operations	51,393	53,679	8,084	(61,955)	51,201
Earnings (loss) from discontinued operations, net of tax	19,270	(3,284)	(2,182)	5,466	19,270

Net earnings	$70,663	$50,395	$5,902	$(56,489)	$70,471

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

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS
Fiscal 2005

	Oxford
	Industries	Subsidiary	Subsidiary	Consolidating	Consolidated
	(Parent)	Guarantors	Non-Guarantors	Adjustments	Total

Net sales	$502,121	$461,620	$165,137	$(72,091)	$1,056,787
Cost of goods sold	382,436	218,813	75,056	(22,767)	653,538

Gross profit	119,685	242,807	90,081	(49,324)	403,249
Selling, general and administrative	118,534	186,370	71,638	(53,507)	323,035
Royalties and other income	—	6,800	5,260	—	12,060

Operating income	1,151	63,237	23,703	4,183	92,274
Interest (income) expense, net	23,359	(8,789)	6,933	4,643	26,146
Income from equity investment	59,267	82	—	(59,349)	—

Earnings before income taxes	37,059	72,108	16,770	(59,809)	66,128
Income taxes	(7,583)	24,701	4,917	142	22,177

Net earnings from continuing operations	44,642	47,407	11,853	(59,951)	43,951
Earnings from discontinued operations, net of tax	5,786	439	(394)	45	5,876

Net earnings	$50,428	$47,846	$11,459	$(59,906)	$49,827

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW
Fiscal 2005

	Oxford
	Industries	Subsidiry	Subsidiary	Consolidating	Consolidated
	(Parent)	Guarantors	Non-Guarantors	Adjustments	Total

Cash Flows From Operating Activities
Net cash (used in) provided by operating activities	$(51,086)	$62,519	$19,033	$10,777	$41,243
Cash Flows from Investing Activities Acquisitions	(144,360)	(29,690)	(138,256)	168,579	(143,727)
Purchases of property, plant and equipment	(1,089)	(20,760)	(1,558)	—	(23,407)
Proceeds from sale of property, plant and equipment	24	406	—	—	430
Dividends from subsidiary	8,018	2,816	—	(10,834)	—

Net cash (used in) provided by investing activities	(137,407)	(47,228)	(139,814)	157,745	(166,704)
Cash Flows from Financing Activities Change in debt	90,266	(109,299)	101,481	—	82,448
Deferred financing costs paid	(2,766)	—	—	—	(2,766)
Proceeds from issuance of common stock	2,501	138,885	29,694	(168,579)	2,501
Change in inter-company payable	53,834	(45,230)	2,148	(10,752)	—
Dividends on common stock	(8,184)	—	(10,834)	10,834	(8,184)

Net cash (used in) provided by financing activities	135,651	(15,644)	122,489	(168,497)	73,999
Cash Flows from Discontinued Operations Net operating cash flows provided by discontinued operations	10,281	774	(695)	—	10,360
Net investing cash flows used in discontinued operations	(71)	—	—	—	(71)
Net financing cash flows used in discontinued operations	(60)	—	—	—	(60)

Net cash provided by (used in) discontinued operations	10,150	774	(695)	—	10,229

Net change in Cash and Cash Equivalents	(42,692)	421	1,013	25	(41,233)
Effect of foreign currency translation	—	—	163	—	163
Cash and Cash Equivalents at the Beginning of Year	45,405	1,438	724	2	47,569

Cash and Cash Equivalents at the End of Year	$2,713	$1,859	$1,900	$27	$6,499

SCHEDULE II
Oxford Industries, Inc.

Valuation and Qualifying Accounts

Column A	Column B	Column C		Column D		Column E
		Additions	Charged
	Balance at	Charged to	to Other			Balance at
	Beginning	Costs and	Accounts –	Deductions –		End of
Description	of Period	Expenses	Describe	Describe		Period
	(In thousands)

Year ended June 1, 2007
Deducted from asset accounts:
Accounts receivable reserves	17,294	22,891		(25,804	)(iii)	14,381
Allowance for doubtful accounts	3,436	567		(2,085	)(ii)	1,918
Year ended June 2, 2006
Deducted from asset accounts:
Accounts receivable reserves	16,331	35,354		(34,391	)(iii)	17,294
Allowance for doubtful accounts	3,608	340		(512	)(ii)	3,436
Year ended June 3, 2005
Deducted from asset accounts:
Accounts receivable reserves	9,734	35,484	2,387 (i)	(31,274	)(iii)	16,331
Allowance for doubtful accounts	3,448	1,263	1,307	(2,410	)(ii)	3,608

(i)	Addition due to the acquisition of Ben Sherman.

(ii)	Principally accounts written off as uncollectible.

(iii)	Principally amounts written off related to customer discounts and allowances.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Oxford Industries, Inc.

We have audited the accompanying consolidated balance sheets of Oxford Industries, Inc. as of June 1, 2007 and June 2, 2006, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for each of the three years in the period ended June 1, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Oxford Industries, Inc. at June 1, 2007 and June 2, 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 1, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Oxford Industries, Inc.’s internal control over financial reporting as of June 1, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated July 30, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Atlanta, Georgia
July 30, 2007

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

There have not been any significant changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the quarter ended June 1, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of our internal control over financial reporting as of June 1, 2007. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the Internal Control-Integrated Framework. Based on our assessment and those criteria, we believe that we have maintained effective internal control over financial reporting as of June 1, 2007.

Our assessment of the effectiveness of our internal control over financial reporting as of June 1, 2007 has been audited by Ernst & Young, LLP, the independent registered public accounting firm that audited and reported on our consolidated financial statements included in this Form 10-K, as stated in their report which is included on the following page.

/s/ J. Hicks Lanier	/s/ Thomas Caldecot Chubb III

J. Hicks Lanier	Thomas Caldecot Chubb III
Chairman and Chief Executive Officer	Executive Vice President
(Principal Executive Officer)	(Principal Financial Officer)

July 31, 2007	July 31, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Oxford Industries, Inc.

We have audited management’s assessment, included in the accompanying Report of Management on Internal Control over Financial Reporting, that Oxford Industries, Inc. maintained effective internal control over financial reporting as of June 1, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Oxford Industries, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Oxford Industries, Inc. maintained effective internal control over financial reporting as of June 1, 2007, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Oxford Industries, Inc. maintained, in all material respects, effective internal control over financial reporting as of June 1, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Oxford Industries, Inc. as of June 1, 2007 and June 2, 2006 and the related consolidated statements of earnings, shareholders’ equity, and cash flows for each of the three years ended in the period ended June 1, 2007 of Oxford Industries, Inc. and our report dated July 30, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Atlanta, Georgia
July 30, 2007

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information concerning our directors and executive officers will appear in our definitive Proxy Statement under the headings “Election of Directors” and “Executive Officers,” respectively, and is incorporated herein by reference.

Our board of directors has adopted a code of ethical conduct for our Principal Executive Officer, our Principal Financial Officer, and other designated key financial associates. Additionally, our board of directors has adopted a conflict of interest and business ethics policy for all of our employees. Our employees are expected to adhere at all times to these policies, as applicable. We have posted both of these codes on our website, www.oxfordinc.com. We will also disclose any amendments or waivers to our code of ethical conduct on our website.

Item 11.	Executive Compensation

The information concerning executive compensation will appear in our definitive Proxy Statement under the headings “Executive Compensation” and “Corporate Governance” and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information concerning security ownership of certain beneficial owners and management and related stockholder matters will appear in our definitive Proxy Statement under the headings “Equity Compensation Plan Information” and “Common Stock Ownership by Management and Certain Beneficial Owners” and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information concerning certain relationships and related transactions and director independence will appear in our definitive Proxy Statement under the headings “Certain Relationships and Related Transactions” and “Director Independence” is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information concerning principal accountant fees and services will appear in our definitive Proxy Statement under the heading “Ratification of Independent Registered Public Accounting Firm” and is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) 1. Financial Statements

The following consolidated financial statements are included in Item 8:

•	Consolidated Balance Sheets at June 1, 2007 and June 2, 2006.

•	Consolidated Statements of Earnings for fiscal 2007, fiscal 2006 and fiscal 2005.

•	Consolidated Statements of Shareholders’ Equity for fiscal 2007, fiscal 2006 and fiscal 2005.

•	Consolidated Statements of Cash Flows for fiscal 2007, fiscal 2006 and fiscal 2005.

•	Notes to Consolidated Financial Statements for fiscal 2007, fiscal 2006 and fiscal 2005.

(a) 2. Financial Statement Schedules

•	Schedule II — Valuation and Qualifying Accounts

All other schedules for which provisions is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(b)	Exhibits

2	(a)	Stock Purchase Agreement, dated as of April 26, 2003, among Viewpoint International, Inc., the Stockholders of Viewpoint International, Inc. and Oxford Industries, Inc. Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on June 26, 2003.
2	(b)	Purchase Agreement, dated as of May 1, 2006, by and between The Millwork Trading Co., Ltd., d/b/a Li & Fung USA, and Oxford Industries, Inc. Incorporated by reference to Exhibit 2(a) to the Company’s 10-K for the fiscal year ended June 2, 2006.
2	(c)	Letter Agreement, dated as of June 1, 2006, by and between The Millwork Trading Co., Ltd., d/b/a Li & Fung USA, and Oxford Industries, Inc. Incorporated by reference to Exhibit 2(b) to the Company’s 10-K for the fiscal year ended June 2, 2006.
3	(a)	Restated Articles of Incorporation of the Company. Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the fiscal quarter ended August 29, 2003.
3	(b)	Bylaws of the Company, as amended. Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the fiscal quarter ended March 2, 2007.
4	(a)	Indenture Agreement dated May 16, 2003 among Oxford Industries, Inc., the Guarantors party thereto and SunTrust Bank. Incorporated by reference to Exhibit 10(n) to the Company’s Form 10-K for the fiscal year ended May 30, 2003.
4	(b)	Supplemental Indenture Agreement No. 1 dated June 13, 2003 among Oxford Industries, Inc., the Guarantors party thereto and SunTrust Bank.*
4	(c)	Supplemental Indenture Agreement No. 2 dated July 28, 2004 among the Guarantors, Oxford Industries Inc. and SunTrust Bank.*
4	(d)	Supplemental Indenture Agreement No. 3 dated December 30, 2004 among the Guarantors, Oxford Industries, Inc. and SunTrust Bank.*
10	(a)	1992 Stock Option Plan. Incorporated by reference to Exhibit 10(h) to the Company’s Form 10-K for the fiscal year ended June 1, 2001.†
10	(b)	First Amendment to the 1992 Stock Option Plan. Incorporated by reference to Exhibit 10(r) to the Company’s 10-K for the fiscal year ended June 2, 2006.†
10	(c)	1997 Stock Option Plan, as amended. Incorporated by reference to Exhibit 10(a) to the Company’s Form 10-K for the fiscal year ended May 31, 2002.†
10	(d)	Second Amendment to the 1997 Stock Option Plan. Incorporated by reference to Exhibit 10(s) to the Company’s 10-K for the fiscal year ended June 2, 2006.†
10	(e)	1997 Restricted Stock Plan, as amended. Incorporated by reference to Exhibit 10(b) to the Company’s Form 10-K for the fiscal year ended May 31, 2002.†
10	(f)	Amended and Restated Long-Term Stock Incentive Plan, effective as of April 2, 2007.*†
10	(g)	2005 Form of Performance Share Award under the Oxford Industries, Inc. Long-Term Stock Incentive Plan. Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on January 14, 2005.†
10	(h)	2006 Form of Performance Share Award under the Oxford Industries, Inc. Long-Term Stock Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 31, 2005.†

10	(i)	2006 Form of Non-Employee Director Performance Share Award under the Oxford Industries, Inc. Long-Term Stock Incentive Plan. Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on August 31, 2005.†
10	(j)	2007 Form of Performance Share Award under the Oxford Industries, Inc. Long-Term Stock Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 9, 2006.†
10	(k)	2007 Form of Non-Employee Director Performance Share Award under the Oxford Industries, Inc. Long-Term Stock Incentive Plan. Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on August 9, 2006.†
10	(l)	Oxford Industries, Inc. Executive Performance Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the fiscal quarter ended August 29, 2003.†
10	(m)	Oxford Industries Employee Stock Purchase Plan, as amended and restated effective January 1, 2005. Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on December 3, 2004.†
10	(n)	Executive Medical Plan. Incorporated by reference to Exhibit 10(d) to the Company’s 10-K for the fiscal year ended June 3, 2005.†
10	(o)	Oxford Industries, Inc. Deferred Compensation Plan, as amended and restated.*†
10	(p)	Release and Non-Solicitation Agreement, dated February 2, 2007. Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on February 7, 2007.†
10	(q)	Amended and Restated Credit Agreement, dated July 28, 2004, between Oxford Industries, Inc., certain of its domestic subsidiaries, and SunTrust Bank, Inc. as administrative agent, and various financial institutions of lenders and issuing banks. Incorporated by reference to Exhibit 10(k) to the Company’s Form 10-K for the fiscal year ended May 28, 2004.
10	(r)	First Amendment to Amended and Restated Credit Agreement, dated July 28, 2004. Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on January 14, 2005.
10	(s)	Second Amendment to Amended and Restated Credit Agreement, dated September 21, 2005. Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on September 26, 2005.
10	(t)	Consent Agreement, dated May 1, 2006. Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 2, 2006.
10	(u)	Earn-out Agreement dated June 13, 2003 between the former stockholders of Viewpoint International, Inc., the Sellers’ Representatives and Oxford Industries, Inc. Incorporated to Exhibit 2.2 to the Company’s Form 8-K filed on June 26, 2003.
10	(v)	Registration Rights Agreement between the former stockholders of Viewpoint International, Inc., the Sellers’ Representatives and Oxford Industries, Inc. Incorporated by reference to Exhibit 4.1 to the Company’s registration statement on Form S-3 (File No. 333-110598) filed on November 19, 2003.
21		List of Subsidiaries.*
23		Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP.*
24		Powers of Attorney.*
31.1		Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2		Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1		Certification by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2		Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	filed herewith

†	Management contract or compensation plan or arrangement required to be filed as an exhibit to this form pursuant to Item 15(b) of this report.

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

Date: July 31, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ J. Hicks Lanier J. Hicks Lanier	Chairman and Chief Executive Officer (Principal Executive Officer)	July 31, 2007

/s/ Thomas Caldecot Chubb III Thomas Caldecot Chubb III	Executive Vice President (Principal Financial Officer)	July 31, 2007

/s/ K. Scott Grassmyer K. Scott Grassmyer	Senior Vice President, Controller and Chief Accounting Officer	July 31, 2007

* Cecil D. Conlee	Director	July 31, 2007

* George C. Guynn	Director	July 31, 2007

* J. Reese Lanier, Sr.	Director	July 31, 2007

* S. Anthony Margolis	Director	July 31, 2007

James A. Rubright	Director

* Robert E. Shaw	Director	July 31, 2007

* Clarence H. Smith	Director	July 31, 2007

Signature		Capacity	Date

* E. Jenner Wood III		Director	July 31, 2007

/s/ Helen B. Weeks Helen B. Weeks		Director	July 30, 2007

*By	/s/ Mary Margaret Heaton Mary Margaret Heaton, as Attorney-in-Fact