Form 10-Q
period 2007-08-31
OXFORD INDUSTRIES INC
filed 2007-10-10
CIK 75288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended AUGUST 31, 2007
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of shares outstanding
Title of each class	as of October 5, 2007
Common Stock, $1 par value	17,892,252

OXFORD INDUSTRIES, INC.
INDEX TO FORM 10-Q
For the first quarter of Transition Period 2008

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS
     Our Securities and Exchange Commission filings and public announcements often include forward-looking statements about future events. Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “will” and similar expressions identify forward-looking statements, which generally are not historical in nature. We intend for all such forward-looking statements contained herein, the entire contents of our website, and all subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf, to be covered by the safe harbor provisions for forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933 (which Sections were adopted as part of the Private Securities Litigation Reform Act of 1995). Important assumptions relating to these forward-looking statements include, among others, assumptions regarding demand for our products, expected pricing levels, raw material costs, the timing and cost of planned capital expenditures, expected outcomes of pending litigation and regulatory actions, competitive conditions, general economic conditions and expected synergies in connection with acquisitions and joint ventures. Forward-looking statements reflect our current expectations, based on currently available information, and are not guarantees of performance. Although we believe that the expectations reflected in such forward-looking statements are reasonable, these expectations could prove inaccurate as such statements involve risks and uncertainties, many of which are beyond our ability to control or predict. Should one or more of these risks or uncertainties, or other risks or uncertainties not currently known to us or that we currently deem to be immaterial, materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Important factors relating to these risks and uncertainties include, but are not limited to, those described in Part I, Item 1A. Risk Factors contained in our fiscal 2007 Form 10-K, as updated by Part II, Item 1A. Risk Factors in this report and those described from time to time in our future reports filed with the Securities and Exchange Commission.
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
CHANGE IN FISCAL YEAR
     On October 8, 2007, our board of directors approved a change to our fiscal year end. Effective with our fiscal year which commenced on June 2, 2007, our fiscal year shall end at the end of the Saturday closest to January 31 and shall, in each case, begin at the beginning of the day next succeeding the last day of the preceding fiscal year. Accordingly, there will be a transition period from June 2, 2007 through February 2, 2008. We will file a Form 10-Q for the quarter ending August 31, 2007, a Form 10-Q for the quarter ending November 30, 2007 and a Form 10-K for the transition period from June 2, 2007 through February 2, 2008. Additionally, the terms listed below (or words of similar import) reflect the respective period noted:

Transition period 2008	35 weeks ending February 2, 2008
Fiscal 2007	52 weeks ended June 1, 2007
Fiscal 2006	52 weeks ended June 2, 2006

Third quarter of transition period 2008	9 weeks ending February 2, 2008
Second quarter of transition period 2008	13 weeks ending November 30, 2007
First quarter of transition period 2008	13 weeks ended August 31, 2007

Fourth quarter of fiscal 2007	13 weeks ended June 1, 2007
Third quarter of fiscal 2007	13 weeks ended March 2, 2007
Second quarter of fiscal 2007	13 weeks ended December 1, 2006
First quarter of fiscal 2007	13 weeks ended September 1, 2006

PART I. FINANCIAL INFORMATION
ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OXFORD INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)
(in thousands, except per share amounts)

	First Quarter
	Transition
	Period 2008	Fiscal 2007

Net sales	$237,947	$284,078
Cost of goods sold	140,496	175,967

Gross profit	97,451	108,111
Selling, general and administrative expenses	88,861	86,446
Amortization of intangible assets	1,190	1,547

	90,051	87,993
Royalties and other operating income	3,784	2,892

Operating income	11,184	23,010
Interest expense, net	4,996	5,492

Earnings before income taxes	6,188	17,518
Income taxes	1,412	6,363

Net earnings from continuing operations	4,776	11,155
Earnings (loss) from discontinued operations, net of taxes	—	(205)

Net earnings	$4,776	$10,950

Net earnings from continuing operations per common share:
Basic	$0.27	$0.63
Diluted	$0.27	$0.63
Earnings (loss) from discontinued operations per common share:
Basic	$0.00	$(0.01)
Diluted	$0.00	$(0.01)
Net earnings per common share:
Basic	$0.27	$0.62
Diluted	$0.27	$0.62

Weighted average common shares outstanding:
Basic	17,782	17,594
Dilutive impact of options and restricted shares	158	184

Diluted	17,940	17,778

Dividends per common share	$0.18	$0.15
See accompanying notes.

OXFORD INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except par amounts)

	August 31,	June 1,	September 1,
	2007	2007	2006

ASSETS
Current Assets:
Cash and cash equivalents	$15,737	$36,882	$10,742
Receivables, net	123,020	138,035	157,592
Inventories	155,135	137,333	139,444
Prepaid expenses	22,550	21,991	23,857
Current assets related to discontinued operations, net	—	—	18,132

Total current assets	316,442	334,241	349,767
Property, plant and equipment, net	89,058	87,323	73,527
Goodwill, net	223,474	222,430	200,228
Intangible assets, net	234,835	234,081	234,390
Other non-current assets, net	29,833	30,663	27,896

Total Assets	$893,642	$908,738	$885,808

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Trade accounts payable and other accrued expenses	$90,402	$84,385	$102,428
Accrued compensation	14,592	26,254	16,367
Additional acquisition cost payable	320	22,575	—
Income taxes payable	1,671	8,827	8,468
Short-term debt and current maturities of long-term debt	407	403	122
Current liabilities related to discontinued operations	—	—	11,488

Total current liabilities	107,392	142,444	138,873
Long-term debt, less current maturities	209,139	199,294	226,864
Other non-current liabilities	49,522	40,947	32,433
Non-current deferred income taxes	71,288	75,108	78,404
Commitments and contingencies
Shareholders’ Equity:
Preferred stock, $1.00 par value; 30,000 authorized and none issued and outstanding at August 31, 2007; June 1, 2007; and September 1, 2007	—	—	—
Common stock, $1.00 par value; 60,000 authorized and 17,872 issued and outstanding at August 31, 2007; 17,843 issued and outstanding at June 1, 2007; and 17,723 issued and outstanding at September 1, 2006	17,872	17,843	17,723
Additional paid-in capital	82,829	81,611	76,461
Retained earnings	343,019	341,369	309,261
Accumulated other comprehensive income (loss)	12,581	10,122	5,789

Total shareholders’ equity	456,301	450,945	409,234

Total Liabilities and Shareholders’ Equity	$893,642	$908,738	$885,808

See accompanying notes.

OXFORD INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	First Quarter
	Transition
	Period 2008	Fiscal 2007

Cash Flows From Operating Activities:
Net earnings from continuing operations	$4,776	$11,155
Adjustments to reconcile earnings from continuing operations to net cash provided by (used in) operating activities:
Depreciation	4,257	3,747
Amortization of intangible assets	1,190	1,547
Amortization of deferred financing costs and bond discount	617	617
Stock compensation expense	641	840
Loss on sale of property, plant and equipment and impairment loss	893	18
Equity loss (income) from unconsolidated entities	(392)	(97)
Deferred income taxes	(901)	(47)
Changes in working capital:
Receivables	15,487	(12,973)
Inventories	(17,513)	(15,614)
Prepaid expenses	(750)	(4,132)
Current liabilities	(11,513)	(7,975)
Other non-current assets	654	1,356
Other non-current liabilities	2,500	2,440

Net cash provided by (used in) operating activities	(54)	(19,118)
Cash Flows From Investing Activities:
Acquisitions, net of cash acquired	(21,562)	(12,111)
Investment in unconsolidated entity	(162)	(9,063)
Purchases of property, plant and equipment	(6,896)	(3,556)
Proceeds from sale of property, plant and equipment	122	—

Net cash provided by (used in) investing activities	(28,498)	(24,730)
Cash Flows From Financing Activities:
Repayment of financing arrangements	(3,683)	(27,048)
Proceeds from financing arrangements	13,479	53,835
Proceeds from issuance of common stock including tax benefits	604	886
Dividends on common stock	(3,216)	(5,304)

Net cash provided by (used in) financing activities	7,184	22,369
Cash Flows From Discontinued Operations:
Net operating cash flows provided by (used in) discontinued operations	—	21,650

Net cash provided by (used in) discontinued operations	—	21,650

Net change in cash and cash equivalents	(21,368)	171
Effect of foreign currency translation on cash and cash equivalents	223	92
Cash and cash equivalents at the beginning of period	36,882	10,479

Cash and cash equivalents at the end of period	$15,737	$10,742

Supplemental disclosure of cash flow information:
Cash paid for interest, net	$456	$801
Cash paid for income taxes	$7,408	$6,959
See accompanying notes.

OXFORD INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FIRST QUARTER OF TRANSITION PERIOD 2008
1.	Basis of Presentation: The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States. We believe the accompanying unaudited condensed consolidated financial statements reflect all normal, recurring adjustments that are necessary for a fair presentation of our financial position and results of operations for the periods presented. Results of operations for the interim periods presented are not necessarily indicative of results to be expected for our fiscal year primarily due to the impact of seasonality on our business. The accounting policies applied during the interim periods presented are consistent with the significant and critical accounting policies as described in our fiscal 2007 Form 10-K. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included in our fiscal 2007 Form 10-K.
     In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109 “Accounting for Income Taxes.” FIN 48 utilizes a two-step approach for evaluating tax positions. Recognition occurs when we conclude that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement is only addressed if step one has been satisfied. The tax benefit recorded is measured as the largest amount of benefit, determined on a cumulative probability basis that is more-likely-than-not to be realized upon ultimate settlement. Those tax positions failing to qualify for initial recognition are recognized in the first subsequent interim period they meet the more-likely-than-not standard, or are resolved through negotiation or litigation with the taxing authority, or upon expiration of the statute of limitations. De-recognition of a tax position that was previously recognized occurs when we subsequently determine that a tax position no longer meets the more-likely-than-not threshold of being sustained. We adopted FIN 48 during the first quarter of transition period 2008 resulting in an immaterial increase in retained earnings. Additionally, the adoption of FIN 48 resulted in the reclassification of certain amounts totaling approximately $5.3 million from income taxes payable and non-current deferred income taxes to other non-current liabilities. This reclassification is reflected as a non-cash operating item in our statement of cash flows. FIN 48 also requires expanded disclosure requirements, which are included in Note 5 below.
     In September 2006, the FASB issued FASB Statement No. 157 “Fair Value Measurements” (“FAS 157”). FAS 157 is applicable in our next fiscal year. FAS 157 provides enhanced guidance for using fair value measurements for assets and liabilities. The standard also requires additional disclosures about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. We do not anticipate that the adoption of FAS 157 will have a material impact upon adoption.
     In February 2007, the FASB issued FASB Statement No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”). FAS 159 is applicable in our next fiscal year. FAS 159 permits entities to choose to measure eligible items in the balance sheet at fair value at specified election dates with the unrealized gains and losses recognized in earnings. We do not anticipate that the adoption of FAS 159 will have a material impact upon adoption.
     EITF 06-4 “Endorsement Split-Dollar Life Insurance Arrangements” (“EITF 06-4”) was ratified in September 2006. EITF 06-4 requires that the post-retirement benefit portion of an endorsement-type split-dollar life insurance policy should be recognized as a liability because the obligation is not effectively settled by the purchase of the life insurance policy. The liability for future benefits is recognized based on the substantive agreement with the employee (which provides a future death benefit). We adopted EITF 06-4 during the first quarter of transition period 2008, resulting in the recognition of an immaterial current liability and a reduction to retained earnings to reflect the cumulative-effect adjustment.

2.	Inventories: The components of inventories as of the dates specified are summarized as follows (in thousands):

	August 31, 2007	June 1, 2007	September 1, 2006

Finished goods	$159,681	$139,087	$136,688
Work in process	12,605	12,031	12,381
Fabric, trim and supplies	22,132	25,498	28,329
LIFO reserve	(39,283)	(39,283)	(37,954)

Total	$155,135	$137,333	$139,444

3.	Comprehensive Income: Comprehensive income, which reflects the effects of foreign currency translation adjustments, is calculated as follows for the periods presented (in thousands):

	First Quarter
	Transition
	Period 2008	Fiscal 2007

Net earnings	$4,776	$10,950
Gain (loss) on foreign currency translation, net of tax	2,459	519

Comprehensive income	$7,235	$11,469

4.	Operating Group Information: Our business is operated through our four operating groups: Tommy Bahama, Ben Sherman, Lanier Clothes and Oxford Apparel. We identify our operating groups based on the way our management organizes the components of our business for purposes of allocating resources and assessing performance. Corporate and Other is a reconciling category for reporting purposes and includes our corporate offices, substantially all financing activities, LIFO inventory accounting adjustments and other costs that are not allocated to the operating groups. In connection with the close of fiscal 2007 and due to changes in our management reporting structure, we reassessed and changed our operating groups for reporting purposes. All fiscal 2007 amounts below have been restated to reflect the revised operating groups. Leaders of the operating groups report directly to our Chief Executive Officer. For further information on our operating groups, see Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report and Item 1. Business in our fiscal 2007 Form 10-K.

The information below presents certain information about our operating groups (in thousands).

	First Quarter
	Transition
	Period 2008	Fiscal 2007

Net Sales
Tommy Bahama	$99,198	$104,148
Ben Sherman	37,557	39,092
Lanier Clothes	35,581	40,682
Oxford Apparel	65,335	99,037
Corporate and Other	276	1,119

Total	$237,947	$284,078

Depreciation
Tommy Bahama	$3,118	$2,672
Ben Sherman	616	457
Lanier Clothes	203	224
Oxford Apparel	260	293
Corporate and Other	60	101

Total	$4,257	$3,747

	First Quarter
	Transition
	Period 2008	Fiscal 2007

Amortization of Intangible Assets
Tommy Bahama	$542	$744
Ben Sherman	577	794
Lanier Clothes	30	—
Oxford Apparel	32	—
Corporate and Other	9	9

Total	$1,190	$1,547

Operating Income
Tommy Bahama	$13,067	$16,835
Ben Sherman	742	1,920
Lanier Clothes	307	2,496
Oxford Apparel	3,601	6,195
Corporate and Other	(6,533)	(4,436)

Total Operating Income	$11,184	$23,010
Interest Expense, net	4,996	5,492

Earnings Before Income Taxes	$6,188	$17,518

	August 31,	June 1,	September 1,
	2007	2007	2006

Assets
Tommy Bahama	$461,924	$469,414	$426,577
Ben Sherman	227,841	223,779	219,097
Lanier Clothes	98,730	95,184	85,976
Oxford Apparel	102,784	96,627	134,284
Corporate and Other	2,363	23,734	1,742
Womenswear Group (discontinued)	—	—	18,132

Total	$893,642	$908,738	$885,808

5.	Income Taxes: We file income tax returns in the United States and various state and foreign jurisdictions. Our federal, state, local and foreign income tax returns filed for years ended on or before May 30, 2003, with limited exceptions, are no longer subject to examination by tax authorities.
     As discussed in Note 1 above, we adopted FIN 48 in the first quarter of transition period 2008. Upon adoption, the gross amount of unrecognized tax benefits was approximately $5.3 million. Additionally, we have accrued $0.6 million of related interest and penalties. If we were to prevail on all unrecognized tax benefits recorded, approximately $4.7 million of the reserve for unrecognized tax benefits recorded and the full amount of related interest and penalties would benefit the effective tax rate. The remaining $0.6 million of unrecognized tax benefits would be offset by benefits available in a different taxing jurisdiction.
     Interest and penalties associated with unrecognized tax positions are recorded within income tax expense in our consolidated statements of earnings.
     It is reasonably possible that the amount of unrecognized benefit with respect to certain of our unrecognized tax positions will increase or decrease within the next twelve months. Events that may cause these changes include the settlement of issues with taxing authorities or expiration of statutes. We do not expect these changes to have a significant effect on our results of operations or our financial position. The amount of unrecognized tax benefits did not change materially during the first quarter of transition period 2008.

6.	Consolidating Financial Data of Subsidiary Guarantors: Our Senior Unsecured Notes are guaranteed by our wholly owned domestic subsidiaries (“Subsidiary Guarantors”). All guarantees are full and unconditional. Non-guarantors consist of our subsidiaries which are organized outside of the United States and any subsidiaries which are not wholly-owned. We use the equity method with respect to investment in subsidiaries included in other non-current assets in our condensed consolidating financial statements. Set forth below are our unaudited condensed consolidating balance sheets as of August 31, 2007, June 1, 2007, and September 1, 2006, our unaudited condensed consolidating statements of earnings for the first quarter of transition period 2008 and fiscal 2007 and our unaudited condensed consolidating statements of cash flows for the first quarter of transition period 2008 and fiscal 2007 (in thousands).
OXFORD INDUSTRIES, INC.
UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEETS
August 31, 2007

	Oxford		Subsidiary
	Industries	Subsidiary	Non-	Consolidating	Consolidated
	(Parent)	Guarantors	Guarantors	Adjustments	Total

ASSETS
Cash and cash equivalents	$3,375	$861	$11,501	$—	$15,737
Receivables, net	53,657	42,964	34,201	(7,802)	123,020
Inventories	77,670	60,313	18,551	(1,399)	155,135
Prepaid expenses	9,405	9,198	3,947	—	22,550

Total current assets	144,107	113,336	68,200	(9,201)	316,422
Property, plant and equipment, net	8,082	71,970	9,006	—	89,058
Goodwill, net	1,847	168,932	52,695	—	223,474
Intangible assets, net	1,305	135,799	97,731	—	234,835
Other non-current assets, net	778,868	150,594	1,354	(900,983)	29,833

Total Assets	$934,209	$640,631	$228,986	$(910,184)	$893,642

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities	$33,967	$51,031	$29,845	$(7,451)	$107,392
Long-term debt, less current portion	209,139	—	—	—	209,139
Non-current liabilities	238,976	(194,542)	114,237	(109,149)	49,522
Non-current deferred income taxes	(4,174)	43,104	32,358	—	71,288
Total shareholders’/invested equity	456,301	741,038	52,546	(793,584)	456,301

Total Liabilities and Shareholders’/Invested Equity	$934,209	$640,631	$228,986	$(910,184)	$893,642

OXFORD INDUSTRIES, INC.
UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEETS
June 1, 2007

	Oxford		Subsidiary
	Industries	Subsidiary	Non-	Consolidating	Consolidated
	(Parent)	Guarantors	Guarantors	Adjustments	Total

ASSETS
Cash and cash equivalents	$22,863	$1,212	$12,807	$—	$36,882
Receivables, net	52,226	61,076	31,184	(6,451)	138,035
Inventories	70,273	52,644	15,114	(698)	137,333
Prepaid expenses	8,808	8,293	4,890	—	21,991

Total current assets	154,170	123,225	63,995	(7,149)	334,241
Property, plant and equipment, net	9,221	68,932	9,170	—	87,323
Goodwill, net	1,847	168,932	51,651	—	222,430
Intangible assets, net	1,349	136,370	96,362	—	234,081
Other non-current assets, net	767,701	150,496	1,346	(888,880)	30,663

Total Assets	$934,288	$647,955	$222,524	$(896,029)	$908,738

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities	62,163	56,811	29,325	(5,855)	142,444
Long-term debt, less current portion	199,294	—	—	—	199,294
Non-current liabilities	222,114	(184,807)	112,789	(109,149)	40,947
Non-current deferred income taxes	(228)	43,604	31,732	—	75,108
Total shareholders’/invested equity	450,945	732,347	48,678	(781,025)	450,945

Total Liabilities and Shareholders’ Equity	$934,288	$647,955	$222,524	$(896,029)	$908,738

OXFORD INDUSTRIES, INC.
UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEETS
September 1, 2006

	Oxford		Subsidiary
	Industries	Subsidiary	Non-	Consolidating	Consolidated
	(Parent)	Guarantors	Guarantors	Adjustments	Total

ASSETS
Cash and cash equivalents	$3,499	$840	$6,402	$1	$10,742
Receivables, net	79,389	53,825	31,374	(6,996)	157,592
Inventories	65,106	57,626	17,438	(726)	139,444
Prepaid expenses	11,061	9,631	3,165	—	23,857
Current assets related to discontinued operations, net	2,323	31	15,778	—	18,132

Total current assets	161,378	121,953	74,157	(7,721)	349,767
Property, plant and equipment, net	10,668	54,167	8,692	—	73,527
Goodwill, net	1,847	148,556	49,825	—	200,228
Intangible assets, net	1,441	138,662	94,287	—	234,390
Other non-current assets, net	688,329	152,795	1,394	(814,622)	27,896

Total Assets	$863,663	$616,133	$228,355	$(822,343)	$885,808

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities related to continuing operations	$50,698	$49,952	$33,142	$(6,407)	$127,385
Current liabilities related to discontinued operations	60	67	11,361	—	11,488
Long-term debt, less current portion	226,861	3	—	—	226,864
Non-current liabilities	177,325	(148,016)	112,273	(109,149)	32,433
Non-current deferred income taxes	(515)	46,652	32,267	—	78,404
Total shareholders’/invested equity	409,234	667,475	39,312	(706,787)	409,234

Total Liabilities and Shareholders’ Equity	$863,663	$616,133	$228,355	$(822,343)	$885,808

OXFORD INDUSTRIES, INC.
UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS
First Quarter of Transition Period 2008

	Oxford		Subsidiary
	Industries	Subsidiary	Non-	Consolidating	Consolidated
	(Parent)	Guarantors	Guarantors	Adjustments	Total

Net sales	$99,415	$107,033	$39,939	$(8,440)	$237,947
Cost of goods sold	78,562	45,138	17,384	(588)	140,496

Gross profit	20,853	61,895	22,555	(7,852)	97,451
Selling, general and administrative	21,764	55,634	20,145	(7,492)	90,051
Royalties and other income	58	2,652	1,396	(322)	3,784

Operating income	(853)	8,913	3,806	(682)	11,184
Interest (income) expense, net	6,144	(3,469)	2,299	22	4,996
Income from equity investment	10,102	—	—	(10,102)	—

Earnings before income taxes	3,105	12,382	1,507	(10,806)	6,188
Income taxes	(2,128)	3,690	95	(245)	1,412

Net earnings from continuing operations	5,233	8,692	1,412	(10,561)	4,776
Earnings from discontinued operations, net of tax	—	—	—	—	—

Net earnings	$5,233	$8,692	$1,412	$(10,561)	$4,776

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
First Quarter of Transition Period 2008

	Oxford		Subsidiary
	Industries	Subsidiary	Non-	Consolidating	Consolidated
	(Parent)	Guarantors	Guarantors	Adjustments	Total

Cash Flows From Operating Activities
Net cash (used in) provided by operating activities	$(18,023)	$20,697	$(2,728)	$—	$(54)
Cash Flows from Investing Activities Acquisitions	(21,562)	—	—	—	(21,562)
Investment in unconsolidated entity	—	(162)	—	—	(162)
Purchases of property, plant and equipment	(203)	(6,493)	(200)	—	(6,896)
Proceeds from sale of property, plant and equipment	75	47	—	—	122

Net cash (used in) provided by investing activities	(21,690)	(6,608)	(200)	—	(28,498)
Cash Flows from Financing Activities Change in debt	9,799	(3)	—	—	9,796
Proceeds from issuance of common stock	604	—	—	—	604
Change in inter-company payable	13,038	(14,437)	1,399	—	—
Dividends on common stock	(3,216)	—	—	—	(3,216)

Net cash (used in) provided by financing activities	20,225	(14,440)	1,399	—	7,184
Net change in Cash and Cash Equivalents	(19,488)	(351)	(1,529)	—	(21,368)
Effect of foreign currency translation	—	—	223	—	223
Cash and Cash Equivalents at the Beginning of Period	22,863	1,212	12,807	—	36,882

Cash and Cash Equivalents at the End of Period	$3,375	$861	$11,501	$—	$15,737

OXFORD INDUSTRIES, INC.
UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS
First Quarter of Fiscal 2007

	Oxford		Subsidiary
	Industries	Subsidiary	Non-	Consolidating	Consolidated
	(Parent)	Guarantors	Guarantors	Adjustments	Total

Net sales	$135,870	$120,622	$38,653	$(11,067)	$284,078
Cost of goods sold	105,985	54,586	18,604	(3,208)	175,967

Gross profit	29,885	66,036	20,049	(7,859)	108,111
Selling, general and administrative	26,865	53,480	18,198	(10,550)	87,993
Royalties and other income	—	1,495	1,473	(76)	2,892

Operating income	3,020	14,051	3,324	2,615	23,010
Interest (income) expense, net	3,840	(2,843)	1,912	2,583	5,492
Income from equity investment	11,924	3	—	(11,927)	—

Earnings before income taxes	11,104	16,897	1,412	(11,895)	17,518
Income taxes	(28)	6,066	315	10	6,363

Net earnings from continuing operations	11,132	10,831	1,097	(11,905)	11,155
Earnings from discontinued operations, net of tax	(205)	(36)	—	36	(205)

Net earnings	$10,927	$10,795	$1,097	$(11,869)	$10,950

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
First Quarter of Fiscal 2007

	Oxford		Subsidiary
	Industries	Subsidiary	Non-	Consolidating	Consolidated
	(Parent)	Guarantors	Guarantors	Adjustments	Total

Cash Flows From Operating Activities
Net cash (used in) provided by operating activities	$(24,568)	$3,597	$1,843	$10	$(19,118)
Cash Flows from Investing Activities Acquisitions	(12,111)	—	—	—	(12,111)
Investment in unconsolidated entity	—	(9,063)	—	—	(9,063)
Purchases of property, plant and equipment	(82)	(3,360)	(114)	—	(3,556)

Net cash (used in) provided by investing activities	(12,193)	(12,423)	(114)	—	(24,730)
Cash Flows from Financing Activities Change in debt	26,793	(4)	(2)	—	26,787
Proceeds from issuance of common stock	886	—	—	—	886
Change in inter-company payable	(5,138)	4,734	402	2	—
Dividends on common stock	(5,304)	—	—	—	(5,304)

Net cash (used in) provided by financing activities	17,237	4,730	400	2	22,369
Cash Flows from Discontinued Operations
Net operating cash flows provided by discontinued operations	17,848	3,802	—	—	21,650
Net change in Cash and Cash Equivalents	(1,676)	(294)	2,129	12	171
Effect of foreign currency translation	—	—	92	—	92
Cash and Cash Equivalents at the Beginning of Period	5,175	1,134	4,181	(11)	10,479

Cash and Cash Equivalents at the End of Period	$3,499	$840	$6,402	$1	$10,742

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and the notes to the unaudited condensed consolidated financial statements contained in this report and the consolidated financial statements, notes to consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our fiscal 2007 Form 10-K.
OVERVIEW
     We generate revenues and cash flow through the design, sale, production and distribution of branded and private label consumer apparel and footwear for men, women and children and the licensing of company-owned trademarks. Our principal markets and customers are located in the United States and, to a lesser extent, the United Kingdom. We source substantially all of our products through third party producers in foreign countries. We distribute our products through our wholesale customers, which include chain stores, department stores, specialty stores, specialty catalog retailers, mass merchants and Internet retailers. We also sell certain products of our owned brands through our own retail stores.
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
     We are executing a strategy to move towards a business model that is more focused on brands owned or controlled by us. Our decision to follow this strategy is driven in part by the continued consolidation in the retail industry and the increasing concentration of apparel manufacturing in a relatively limited number of offshore markets, trends which make the private label business more competitively challenging. Significant steps in our execution of this strategy include our June 2003 acquisition of the Tommy Bahama brand and operations; our July 2004 acquisition of the Ben Sherman brand and operations; the divestiture of our private label Womenswear Group operations in June 2006; the closure of certain of our manufacturing facilities located in Latin America and the associated shifts in our Oxford Apparel and Lanier Clothes operating groups towards package purchases from third party manufacturers in the Far East; and the acquisition of several other trademarks and related operations including Solitude, Arnold Brant and Hathaway. In the future, we will continue to look for opportunities by which we can make further progress with this strategy, including through organic growth in our owned brands, the acquisition of additional brands, and further streamlining or diposition of portions of our private label businesses that do not have the potential to meet our operating income expectations.
     The most significant factors impacting our results and contributing to the change in diluted net earnings from continuing operations per common share of $0.27 in the first quarter of transition period 2008 from $0.63 in the first quarter of fiscal 2007 are discussed by operating group below:
•	The Tommy Bahama Group experienced a $3.8 million, or 22%, decrease in operating income, primarily due to certain wholesale customers deferring the shipment of certain products until the second quarter of transition period 2008 as well as the difficult retail environment in the first quarter of transition period 2008 at our own retail stores and our customers’ stores, particularly in Florida, California, Nevada and Arizona.

•	The Ben Sherman Group experienced a $1.2 million, or 61%, decrease in operating income, primarily due to a reduction in net sales and operating income in the United States as a result of our continuing efforts to restrict distribution of our Ben Sherman products and the termination of the Evisu denim distribution agreement in the United States.

•	The Lanier Clothes Group experienced a $2.2 million, or 88%, decrease in operating income primarily due to the continuing sluggish demand in the tailored clothing market.

•	The Oxford Apparel Group experienced a $2.6 million, or 42%, decrease in operating income primarily due to a decrease in net sales as we exited certain lines of business as well as charges totaling $1.0 million that we incurred for asset impairment and operating losses at our Tegucigalpa, Honduras manufacturing facility which we plan to sell during transition period 2008. These items were partially offset by a reduction in selling, general and administrative expenses from lines that we exited during the second half of fiscal 2007 and the benefit of a full quarter of equity income from the unconsolidated entity that owns the Hathaway trademark which was acquired during the first quarter of fiscal 2007.

•	Our effective tax rate was 22.8% and 36.3% in the first quarter of transition period 2008 and the first quarter of fiscal 2007, respectively. The decrease in our effective tax rate was a result of (1) a change in the enacted tax rate in the United Kingdom in the current quarter resulting in a decrease in deferred tax liabilities and income tax expense, (2) the impact of the statute of limitations expiring on certain contingency reserves during the first quarter of transition period 2008 and (3) the change in our assertion regarding our initial investment in a foreign subsidiary in the fourth quarter of fiscal 2007.
     On October 8, 2007, our board of directors approved a change to our fiscal year end. Effective with our fiscal year which commenced on June 2, 2007, our fiscal year shall end at the end of the Saturday closest to January 31 and shall, in each case, begin at the beginning of the day next succeeding the last day of the preceding fiscal year. Accordingly, there will be a transition period from June 2, 2007 through February 2, 2008. We will file a Form 10-Q for the quarter ending August 31, 2007, a Form 10-Q for the quarter ending November 30, 2007 and a Form 10-K for the transition period from June 2, 2007 through February 2, 2008.
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

	First Quarter
	Transition Period	Fiscal	Percent
	2008	2007	Change

Net sales	$237,947	$284,078	(16.2%)
Cost of goods sold	140,496	175,967	(20.2%)

Gross profit	97,451	108,111	(9.9%)
Selling, general and administrative expenses	88,861	86,446	2.8%
Amortization of intangible assets	1,190	1,547	(23.1%)
Royalties and other operating income	3,784	2,892	30.8%

Operating income	11,184	23,010	(51.4%)
Interest expense, net	4,996	5,492	(9.0%)

Earnings before income taxes	6,188	17,518	(64.7%)
Income taxes	1,412	6,363	(77.8%)

Net earnings from continuing operations	4,776	11,155	(57.2%)
Earnings (loss) from discontinued operations, net of taxes	—	(205)	(100.0%)

Net earnings	$4,776	$10,950	(56.4%)

     The following table sets forth the line items in our consolidated statements of earnings as a percentage of net sales. We have calculated all percentages based on actual data, but columns may not add due to rounding.

	Percent of Net Sales
	First Quarter
	Transition Period 2008	Fiscal 2007

Net sales	100.0%	100.0%
Cost of goods sold	59.0%	61.9%

Gross profit	41.0%	38.1%
Selling, general and administrative expenses	37.3%	30.4%
Amortization of intangible assets, net	0.5%	0.5%
Royalties and other operating income	1.6%	1.0%

Operating income	4.7%	8.1%
Interest expense, net	2.1%	1.9%

Earnings before income taxes	2.6%	6.2%
Income taxes	0.6%	2.2%

Net earnings from continuing operations	2.0%	3.9%

Earnings (loss) from discontinued operations, net of taxes	0.0%	(0.1%)

Net earnings	2.0%	3.9%

OPERATING GROUP DEFINITION
     Our business is operated through our four operating groups: Tommy Bahama, Ben Sherman, Lanier Clothes and Oxford Apparel. We identify our operating groups based on the way our management organizes the components of our business for purposes of allocating resources and assessing performance. In connection with the close of fiscal 2007 and due to changes in our management reporting structure, we reassessed and changed our operating groups for reporting purposes. All fiscal 2007 amounts below have been restated to reflect the revised operating groups. Leaders of the operating groups report directly to our Chief Executive Officer.
     In Tommy Bahama, we design, source and market collections of men’s and women’s sportswear and related products under brands that include Tommy Bahama, Indigo Palms and Island Soft. Tommy Bahama’s products can be found in our own retail stores as well as certain department stores and independent specialty stores throughout the United States. The target consumers of Tommy Bahama are affluent 35 and older men and women who embrace a relaxed and casual approach to daily living. We also license the Tommy Bahama name for a wide variety of product categories.
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
     Lanier Clothes designs and markets branded and private label men’s suits, sportcoats, suit separates and dress slacks across a wide range of price points. Our Lanier Clothes branded products include Nautica, Kenneth Cole, Dockers, O Oscar and Geoffrey Beene, all of which are licensed to us by third parties. In fiscal 2006, we acquired the Arnold Brant brand, which is an upscale tailored brand that is intended to blend modern elements of style with affordable luxury. In addition to the branded businesses, we design and source certain private label tailored clothing products. Significant private label brands include Stafford, Alfani, Tasso Elba and Lands’ End. Our Lanier Clothes products are sold to national chains, department stores, mass merchants, specialty stores, specialty catalog retailers and discount retailers throughout the United States.

     Oxford Apparel produces branded and private label dress shirts, suited separates, sport shirts, dress slacks, casual slacks, outerwear, sweaters, jeans, swimwear, westernwear and golf apparel. We design and source certain private label programs for several customers including programs for Lands’ End, LL Bean and Eddie Bauer. Owned brands of Oxford Apparel include Oxford Golf, Solitude, Wedge, Kona Wind, Tranquility Bay, Ely, Cattleman and Cumberland Outfitters. Oxford Apparel also owns a two-thirds interest in the entity that owns the Hathaway trademark in the United States and several other countries. Oxford Apparel also licenses from third parties the right to use the Tommy Hilfiger, Dockers and United States Polo Association trademarks for certain apparel products. Our Oxford Apparel products are sold to a variety of department stores, mass merchants, specialty catalog retailers, discount retailers, specialty retailers, “green grass” golf merchants and Internet retailers throughout the United States.
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
     The information below presents certain information about our operating groups (in thousands).

	First Quarter
	Transition Period	Fiscal	Percent
	2008	2007	Change

Net Sales
Tommy Bahama	$99,198	$104,148	(4.8%)
Ben Sherman	37,557	39,092	(3.9%)
Lanier Clothes	35,581	40,682	(12.5%)
Oxford Apparel	65,335	99,037	(34.0%)
Corporate and Other	276	1,119	(75.3%)

Total Net Sales	$237,947	$284,078	(16.2%)

	First Quarter
	Transition Period	Fiscal	Percent
	2008	2007	Change

Operating Income
Tommy Bahama	$13,067	$16,835	(22.4%)
Ben Sherman	742	1,920	(61.4%)
Lanier Clothes	307	2,496	(87.7%)
Oxford Apparel	3,601	6,195	(41.9%)
Corporate and Other	(6,533)	(4,436)	(47.3%)

Total Operating Income	$11,184	$23,010	(51.4%)

     For further information regarding our operating groups, see Note 4 to our unaudited condensed consolidated financial statements included in this report and Item 1. Business in our fiscal 2007 Form 10-K.
FIRST QUARTER OF TRANSITION PERIOD 2008 COMPARED TO FIRST QUARTER OF FISCAL 2007
     The discussion below compares our operating results for the first quarter of transition period 2008 to the first quarter of fiscal 2007. Each percentage change provided below reflects the change between these periods unless indicated otherwise.
     Net sales decreased $46.1 million, or 16.2%, in the first quarter of transition period 2008 as a result of the changes in sales as discussed below.

     Tommy Bahama reported a decrease in net sales of $5.0 million, or 4.8%. The decrease was primarily due to a decrease in unit sales of 10.3% resulting from:
•	some larger wholesale customers deferring the receipt of certain fall shipments until the second quarter of transition period 2008 which we expect to continue in future quarters; and

•	the difficult retail environment in the first quarter of transition period 2008 at our own retail stores and our customers’ stores, particularly Florida, California, Nevada, and Arizona.
     These factors were partially offset by an increase in sales due to the total number of Tommy Bahama retail stores, excluding licensed stores, increasing to 69 at August 31, 2007 from 62 at September 1, 2006 and an increase in the average selling price per unit of 4.1%. The increase in the average selling price per unit was primarily due to our sales of Tommy Bahama products at retail representing a larger portion of total Tommy Bahama sales in the first quarter of transition period 2008.
     Ben Sherman reported a decrease in net sales of $1.5 million, or 3.9%. The decrease in net sales was primarily due to a decrease in unit sales of 8.9% resulting from a unit sales decrease in the Ben Sherman United States business. The decline in the United States Ben Sherman operations was primarily due to our continuing efforts to restrict distribution of Ben Sherman products, decrease inventory levels at retail and the termination of the Evisu denim distribution agreement. The decrease in unit sales was partially offset by an increase in the average selling price per unit of 5.4%, which was primarily due to a 5% increase in the average exchange rate between the United States dollar and the British pound sterling.
     Lanier Clothes reported a decrease in net sales of $5.1 million, or 12.5%. The decrease was primarily due to a decline in the average selling price per unit of 11.4% in addition to a unit sales decrease of 1.3%. The decrease in the average selling price per unit and the unit sales were primarily due to the continued sluggish demand in the tailored clothing market at retail.
     Oxford Apparel reported a decrease in net sales of $33.7 million, or 34.0%. The decrease was primarily due to a decrease in unit sales of 34.7% partially offset by an increase in the average selling price per unit of 1.0%. The decrease in net sales and unit sales was anticipated in connection with our strategy in the latter part of fiscal 2007 to exit certain lines of business which we believe lacked the ability to meet our profitability goals.
     Gross profit decreased 9.9% in the first quarter of transition period 2008. The decrease was due to lower sales, as described above, partially offset by higher gross margins. Gross margins increased to 41.0% during the first quarter of transition period 2008 from 38.1% during the first quarter of fiscal 2007. The increase was primarily due to the increased proportion of Tommy Bahama retail sales, which have higher gross margins, and decreased sales in our wholesale businesses, including the exit of certain lower margin businesses in our Oxford Apparel Group.
     Our gross profit may not be directly comparable to those of our competitors, as income statement classifications of certain expenses may vary by company.
     Selling, general and administrative expenses, or SG&A, increased 2.8% in the first quarter of transition period 2008. SG&A was 37.3% of net sales in the first quarter of transition period 2008 compared to 30.4% in the first quarter of fiscal 2007. The increase in SG&A was primarily due to the expenses associated with operating additional Tommy Bahama and Ben Sherman retail stores. These increases in SG&A were partially offset by reductions of SG&A in our Oxford Apparel Group related to businesses that we exited. The increase as a percentage of net sales was primarily due to the reduction in net sales for the first quarter of transition period 2008 compared to the first quarter of fiscal 2007.
     Amortization of intangible assets decreased 23.1% in the first quarter of transition period 2008. The change was primarily due to certain intangible assets acquired as part of our previous acquisitions, which generally have a greater amount of amortization in the earlier periods following the acquisition than later periods. We expect that amortization expense will decrease in future years unless we acquire additional intangible assets with definite lives.
     Royalties and other operating income increased 30.8% in the first quarter of transition period 2008. The increase was primarily due to increased royalty income from the Tommy Bahama brand and our share of equity income received from an unconsolidated entity that owns the Hathaway trademark in the United States and several other countries, which we acquired in the first quarter of fiscal 2007.

     Operating income decreased 51.4% in the first quarter of transition period 2008 due to the changes discussed below.
     Tommy Bahama reported a $3.8 million, or 22.4%, decrease in operating income in the first quarter of transition period 2008. The net decrease was primarily due to lower net sales, as discussed above, and higher SG&A due to the additional Tommy Bahama retail stores which we opened subsequent to September 1, 2006. This was partially offset by a decrease in amortization of intangible assets and an increase in royalty income.
     Ben Sherman reported a $1.2 million, or 61.4%, decrease in operating income in the first quarter of transition period 2008. The net decrease was primarily due to the decrease in sales in the United States wholesale business, as discussed above, and increased SG&A due to additional retail stores which we opened subsequent to September 1, 2006.
     Lanier Clothes reported a $2.2 million, or 87.7%, decrease in operating income in the first quarter of transition period 2008. The net decrease was primarily due to the continuing sluggish demand in the tailored clothing market, as discussed above, that resulted in decreased sales and gross margins.
     Oxford Apparel reported a $2.6 million, or 41.9%, decrease in operating income in the first quarter of transition period 2008. The net decrease was primarily due to reduced net sales and $1.0 million of losses relating to impairment charges and operating losses resulting from our manufacturing facility in Tegucigalpa, Honduras, which we plan to sell during transition period 2008. These items were partially offset by reduced infrastructure costs associated with the lines of business that we exited, as discussed above, and increased equity income from the unconsolidated entity that owns the Hathaway trademark, which we acquired in the first quarter of fiscal 2007.
     The Corporate and Other operating loss increased 47.3% in the first quarter of transition period 2008. The increase in the operating loss was primarily due to the impact of LIFO accounting adjustments in the two periods and the non-recurring reimbursement for corporate administrative services to the purchaser of the assets of the Womenswear Group pursuant to a transition services agreement, which ceased in fiscal 2007.
     Interest expense, net decreased 9.0% in the first quarter of transition period 2008. The decrease in interest expense was primarily due to lower levels of debt during the first quarter of transition period 2008.
     Income taxes were at an effective tax rate of 22.8% for the first quarter of transition period 2008 as compared to 36.3% for the first quarter of fiscal 2007. The decrease in the effective rate reflects:
•	the impact on our deferred tax balances as a result of a change in the enacted tax rate in the United Kingdom;

•	the impact of the statute of limitations expiring for certain contingency reserves during the first quarter of transition period 2008; and

•	the change, during the fourth quarter of fiscal 2007, in our assertion regarding our initial investment in a foreign subsidiary, which is now considered permanently reinvested.
     We believe our annual effective tax rate on current year earnings, before the impact of any discrete events, including but not limited to changes in enacted rates or resolution of contingency reserves during the year is approximately 34.0% to 34.5%.
     Discontinued operations in fiscal 2007 includes incidental items related to the operations of our Womenswear Group, which was disposed of on June 2, 2006.
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
     Cash and cash equivalents on hand was $15.7 million at August 31, 2007 and $10.7 million at September 1, 2006, respectively.
Operating Activities
     During the first quarter of transition period 2008 and the first quarter of fiscal 2007, our continuing operations used $0.1 million and $19.1 million of cash, respectively. The operating cash flows were primarily the result of earnings from continuing operations for the period adjusted for non-cash activities such as depreciation and amortization and changes in our working capital accounts. In the first quarter of transition period 2008, the significant changes in working capital included higher amounts of inventories and lower current liabilities partially offset by lower receivables, each as discussed below. In the first quarter of fiscal 2007, the significant changes in working capital included significant increases in receivables, inventories and prepaid expenses and reductions in current liabilities.
     Our working capital ratio, which is calculated by dividing total current assets by total current liabilities, was 2.95:1, 2.35:1 and 2.52:1 at August 31, 2007, June 1, 2007 and September 1, 2006, respectively. The change in our working capital ratio between August 31, 2007 and September 1, 2006 was due to the 21% decrease in current liabilities partially offset by the 9% reduction in current assets, as discussed below.
     Receivables, net were $123.0 million and $157.6 million at August 31, 2007 and September 1, 2006, respectively, representing a decrease of 22%. The decrease was primarily due to the lower wholesale sales in the first quarter of transition period 2008. Days’ sales outstanding for our wholesale accounts receivable was 50 days and 52 days at August 31, 2007 and September 1, 2006, respectively.
     Inventories were $155.1 million and $139.4 million at August 31, 2007 and September 1, 2006, respectively, an increase of 11%. Inventory for the Tommy Bahama operating group increased to support additional retail stores. Tommy Bahama inventory levels were also impacted by the deferral of certain shipments by some of our larger customers and the difficult retail environment during the first quarter of transition period 2008. Inventory for Lanier Clothes increased due to lower than planned sales during the latter part of fiscal 2007 and the first quarter of transition period 2008 which resulted in higher than optimal levels in our replenishment programs and seasonal inventories at August 31, 2007. We expect the inventory levels in Lanier Clothes to decrease to a more optimal level within the next nine months. Inventory for Ben Sherman remained relatively consistent with the prior year. Inventory levels for Oxford Apparel decreased as we have refocused the operations of Oxford Apparel towards higher-margin products and discontinued certain programs that previously required a significant inventory investment. Our days’ supply of inventory on hand, using a FIFO basis, was 116 days and 99 days as of August 31, 2007 and September 1, 2006, respectively, due to the changes by operating group discussed above.
     Prepaid expenses were $22.6 million and $23.9 million at August 31, 2007 and September 1, 2006, respectively. The decrease in prepaid expenses was primarily due to a decrease in prepaid advertising as the timing of the payment for certain advertising events was delayed in the first quarter of transition period 2008.
     Current assets related to discontinued operations and current liabilities related to discontinued operations were $18.1 million and $11.5 million, respectively at September 1, 2006. The net assets related to discontinued operations at September 1, 2006 were converted to cash during fiscal 2007. Therefore, there were no assets or liabilities related to discontinued operations at August 31, 2007 or June 1, 2007.
     Current liabilities, excluding current liabilities related to discontinued operations of $11.5 million at September 1, 2006, were $107.4 million and $127.4 million at August 31, 2007 and September 1, 2006, respectively. The decrease in current liabilities was primarily due to the timing of payments for inventory, accrued compensation and income taxes and the reclassification of approximately $2.2 million from income taxes payable upon the adoption of FIN 48 in the first quarter of transition period 2008.

     Non-current deferred income taxes were $71.3 million and $78.4 million at August 31, 2007 and September 1, 2006, respectively. The change resulted primarily from the reclassification of approximately $3.7 million from non-current deferred income taxes as a result of the adoption of FIN 48 in the first quarter of transition period 2008, the impact of the change in foreign currency exchange rates on deferred income tax balances and changes in property, plant and equipment basis differences.
     Other non-current liabilities, which primarily consist of deferred rent and deferred compensation amounts, were $49.5 million and $32.4 million at August 31, 2007 and September 1, 2006, respectively. The increase was primarily due to the recognition of additional deferred rent and deferred compensation during the twelve months subsequent to September 1, 2006 and the reclassification of approximately $5.3 million to other non-current liabilities from income taxes payable and non-current deferred income taxes as a result of the adoption of FIN 48 in the first quarter of transition period 2008.
Investing Activities
     During the first quarter of transition period 2008, investing activities used $28.5 million in cash. We paid approximately $21.7 million related to acquisitions and investments in an unconsolidated entity, primarily consisting of the final Tommy Bahama earn-out payment. Additionally, we incurred $6.9 million of capital expenditures, primarily related to new Tommy Bahama retail stores.
     During the first quarter of fiscal 2007, investing activities used $24.7 million in cash. We paid approximately $21.2 million related to acquisitions, consisting of the fiscal 2006 Tommy Bahama earn-out payment and the acquisition of an ownership interest in an unconsolidated entity that owns the Hathaway trademark in the United States and certain other countries. Additionally, we incurred capital expenditures of $3.6 million, primarily related to new Tommy Bahama and Ben Sherman retail stores.
     Non-current assets, including property, plant and equipment, goodwill, intangible assets and other non-current assets, increased primarily as a result of the fiscal 2007 earn-out related to the Tommy Bahama acquisition, capital expenditures for our retail stores and the impact of changes in foreign currency exchange rates. These increases were partially offset by depreciation related to our property, plant and equipment and amortization of our intangible assets.
Financing Activities
     During the first quarter of transition period 2008, financing activities provided $7.2 million in cash. The cash flow used in our investing activities and to pay dividends on our common shares resulted in the need to borrow additional amounts under our U.S. Revolver during the first quarter of transition period 2008. We also received $0.6 million of cash from the exercise of employee stock options. We paid an aggregate of $3.2 million during the first quarter of transition period 2008 for dividends on our common shares declared for such period.
     During the first quarter of fiscal 2007, financing activities provided $22.4 million in cash, primarily from additional borrowings, net of repayments, under our U.S. Revolver to fund our investments and working capital needs during the period. We also received $0.9 million of cash from the exercise of employee stock options. These cash proceeds were partially offset by the use of cash to pay $5.3 million of dividends on our common shares declared in the fourth quarter of fiscal 2006 and first quarter of fiscal 2007.
     On August 31, 2007, we paid a cash dividend of $0.18 per share to shareholders of record as of August 15, 2007. That dividend is the 189th consecutive quarterly dividend we have paid since we became a public company in July 1960. We expect to pay dividends in future quarters. However, we may decide to discontinue or modify the dividend payment at any time if we determine that other uses of our capital, including, but not limited to, payment of debt outstanding, stock repurchases or funding of future acquisitions, may be in our best interest; if our expectations of future cash flows and future cash needs outweigh the ability to pay a dividend; or if the terms of our credit facilities or indentures limit our ability to pay dividends. We may borrow to fund dividends in the short term based on our expectations of operating cash flows in future periods. All cash flow from operations will not necessarily be paid out as dividends in all periods.

     Debt, including short term debt, was $209.5 million and $227.0 million as of August 31, 2007 and September 1, 2006, respectively. The decrease resulted primarily from the cash generated by our operating activities and the proceeds from the remaining net assets related to our disposition of substantially all of the assets of our Womenswear Group operations. These amounts less amounts used in our investing activities, discussed above, were used to reduce outstanding debt.
Cash Flows from Discontinued Operations
     Our Womenswear Group generated cash flow of $21.7 million during the first quarter of fiscal 2007. The cash flows from discontinued operations for the first quarter of fiscal 2007 reflects the realization and disposition of retained assets and liabilities after the transaction date, June 2, 2006. We do not anticipate significant cash flows from discontinued operations in future periods.
Liquidity and Capital Resources
     The table below provides a description of our significant financing arrangements and the amounts outstanding under these financing arrangements (in thousands) at August 31, 2007, June 1, 2007 and September 1, 2006:

	August 31,	June 1,	September
	2007	2007	1, 2006

$280 million U.S. Secured Revolving Credit Facility (“U.S. Revolver”), which accrues interest (8.25% at August 31, 2007), unused line fees and letter of credit fees based upon a pricing grid which is tied to certain debt ratios, requires interest payments monthly with principal due at maturity (July 2009), and is collateralized by substantially all the assets of Oxford Industries, Inc. and our consolidated domestic subsidiaries	$9,800	$—	$27,700

£12 million Senior Secured Revolving Credit Facility (“U.K. Revolver”), which accrues interest at the bank’s base rate plus 1.0%, requires interest payments monthly with principal payable on demand or at maturity (July 2008), and is collateralized by substantially all the United Kingdom assets of Ben Sherman	—	—	101

$200 million Senior Unsecured Notes (“Senior Unsecured Notes”), which accrue interest at 8.875% (effective interest rate of 9.0%) and require interest payments semi-annually on June 1 and December 1 of each year, require payment of principal at maturity (June 2011), are subject to certain prepayment penalties and are guaranteed by our consolidated domestic subsidiaries	200,000	200,000	200,000

Other debt	407	403	24

Total debt	210,207	200,403	227,825

Unamortized discount on Senior Unsecured Notes	(661)	(706)	(839)

Short-term debt and current maturities of long-term debt	(407)	(403)	(122)

Long-term debt, less current maturities	$209,139	$199,294	$226,864

     Our U.S. Revolver, U.K. Revolver and Senior Unsecured Notes each include certain debt covenant restrictions that require us or our subsidiaries to maintain certain financial ratios that we believe are customary for similar facilities. As of August 31, 2007, we were compliant with all financial covenants and restricted payment provisions related to our debt agreements.
     Our U.S. Revolver also includes limitations on certain restricted payments, including payment of dividends. Pursuant to the U.S. Revolver agreement, we may pay dividends if our Total Debt to EBITDA ratio, as defined in the U.S. Revolver agreement, for the four preceding quarters would have been not more than 3.00:1.00 after giving effect to the dividend payment. Additionally, our Senior Unsecured Notes include limitations on the payment of dividends. Pursuant to the indenture governing our Senior Unsecured Notes, we may make certain Restricted Payments, as defined in the indenture, to the extent that the sum of the Restricted Payments do not exceed the allowable amount. Restricted Payments include the payment of dividends, the repurchase of our common shares, repayment of certain debt, the payment of amounts pursuant to earn-out agreements and certain investments. The allowable amount includes 50% of GAAP net income, as adjusted, cash proceeds from the issuance of shares of our common stock including stock options and restricted stock awards and certain other items. We were compliant with these limitations as of August 31, 2007 and do not anticipate that our U.S. Revolver or Senior Unsecured Notes will limit our ability to pay dividends during transition period 2008.

     Our U.S. Revolver and U.K. Revolver are used to finance trade letters of credit and standby letters of credit, as well as provide funding for other operating activities and acquisitions. As of August 31, 2007, approximately $60.8 million of trade letters of credit and other limitations on availability were outstanding against our U.S. Revolver and the U.K. Revolver. The aggregate net availability under our U.S. Revolver and U.K. Revolver agreements was approximately $243.4 million as of August 31, 2007.
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
     Our debt to total capitalization ratio was 31%, 31% and 36% at August 31, 2007, June 1, 2007 and September 1, 2006, respectively. The change in this ratio from September 1, 2006 was primarily a result of the reduction in our debt levels and the increase in retained earnings during the periods subsequent to September 1, 2006. Our debt level, as well as the ratio of debt to total capitalization, in future years may not be comparable to historical amounts as we continuously assess and periodically make changes to our capital structure and may make additional acquisitions or investments in the future.
     We anticipate that we will be able to satisfy our ongoing cash requirements, which generally consist of working capital needs, capital expenditures (primarily for the opening of retail stores) and interest payments on our debt during transition period 2008, primarily from cash on hand and cash flow from operations supplemented by borrowings under our lines of credit, as necessary. Our need for working capital is typically seasonal with greatest requirements generally existing from October through March as we build inventory for the spring/summer season. Our capital needs will depend on many factors, including our growth rate, the need to finance increased inventory levels and the success of our various products.
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
     Our contractual obligations as of August 31, 2007 have not changed significantly from the contractual obligations outstanding at June 1, 2007 other than changes in the amounts outstanding under the U.S. Revolver and U.K. Revolver, amounts outstanding pursuant to letters of credit (both as discussed above) and new leases for our recently opened retail stores, none of which occurred outside the ordinary course of business.
     Our anticipated capital expenditures for the eight months of transition period 2008 are expected to approximate $25 million, including $6.9 million incurred during the first quarter of transition period 2008. These expenditures primarily relate to the continued expansion of our Tommy Bahama and Ben Sherman retail operations.
Off Balance Sheet Arrangements
     We have not entered into agreements which meet the Securities and Exchange Commission’s definition of an off balance sheet financing arrangement, other than operating leases, and have made no financial commitments to or guarantees with respect to any unconsolidated subsidiaries or special purpose entities.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
     The discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. On a periodic basis, we evaluate our estimates, including those related to receivables, inventories, goodwill, intangible assets, income taxes, contingencies and other accrued expenses. We base our estimates on historical experience and on various other assumptions. Actual results may differ from these estimates under different assumptions or conditions. We believe that we have appropriately applied our critical accounting policies. However, in the event that inappropriate assumptions or methods were used relating to the critical accounting policies below, our consolidated statements of earnings could be misstated.
     The detailed summary of significant accounting policies is included in Note 1 to our consolidated financial statements contained in our fiscal 2007 Form 10-K. The following is a brief discussion of the more significant accounting policies, estimates and methods we use.
  Revenue Recognition and Accounts Receivable
     Our revenue consists of wholesale, retail store and restaurant sales. We consider revenue realized or realizable and earned when the following criteria are met: (1) persuasive evidence of an agreement exists, (2) delivery has occurred, (3) our price to the buyer is fixed and determinable, and (4) collectibility is reasonably assured.
     In the normal course of business we offer certain discounts or allowances to our wholesale customers. Wholesale operations’ sales are recorded net of such discounts, allowances, advertising support not specifically relating to the reimbursement for actual advertising expenses by our customers and provisions for estimated returns. As certain allowances and other deductions are not finalized until the end of a season, program or other event which may not have occurred yet, we estimate such discounts and allowances on an ongoing basis. Significant considerations in determining our estimates for discounts and allowances to wholesale customers include historical and current trends, projected seasonal results, an evaluation of current economic conditions and retailer performance. Actual discounts and allowances to our wholesale customers have not differed materially from our estimates in prior periods. As of August 31, 2007 our total reserves for discounts and allowances were approximately $15.6 million, thus a hypothetical change in our allowances of 10% would have a pre-tax impact of $1.6 million on net earnings.
     In circumstances where we become aware of a specific customer’s inability to meet its financial obligations, a specific reserve for bad debts is taken as a reduction to accounts receivable to reduce the net recognized receivable to the amount reasonably expected to be collected. For all other customers, we recognize estimated reserves for bad debts and uncollectible chargebacks based on our historical collection experience, the financial condition of our customers, an evaluation of current economic conditions and anticipated trends, each of which are subjective and require certain assumptions. Actual charges for uncollectible amounts have not differed materially from our estimates in prior periods. As of August 31, 2007 our allowance for doubtful accounts was approximately $1.6 million, thus a change in our reserves of 10% would have a minimal impact on our consolidated statement of net earnings.
  Inventories
     We continually evaluate the composition of our inventories for identification of distressed inventory. In performing this evaluation we consider slow-turning products, prior seasons’ fashion products and current levels of replenishment program products as compared to future sales estimates. For wholesale inventory, we estimate the amount of goods that we will not be able to sell in the normal course of business and write down the value of these goods as necessary. For retail inventory, we provide an allowance for shrinkage and goods expected to be sold below cost. As the amount to be ultimately realized for the goods is not necessarily known at period end, we must utilize certain assumptions considering historical experience, the age of the inventory, inventory quantity, quality and mix, historical sales trends, future sales projections, consumer and retailer preferences, market trends and general economic conditions.

     For operating group reporting all inventory is carried at the lower of FIFO cost or market. However, for consolidated financial reporting, approximately 60% of our inventories are valued at the lower of LIFO cost or market. LIFO inventory calculations are made on a legal entity basis which does not correspond to our operating group definitions. Therefore, LIFO inventory accounting adjustments are not allocated to the respective operating groups. LIFO reserves are based on the Producer Price Index as published by the United States Department of Labor. As part of LIFO accounting, markdowns for inventory valued at LIFO cost are deferred until the period in which the goods are sold to the extent that the markdowns are less than the LIFO reserve. Markdowns greater than the allocated LIFO reserve are taken immediately and are not deferred. Both the LIFO reserve and the markdown deferral are reflected in Corporate and Other for operating group reporting purposes included in Note 4 to our consolidated financial statements and in the results of operations in our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report.
     A change in the markdowns of our inventory valued at the lower of LIFO cost or market method would not be expected to have a material impact on our consolidated financial statements due to the existence of our LIFO reserve of $39.3 million. A hypothetical 10% change in the amount of markdowns for inventory valued on the lower of FIFO cost or market method would have a pre-tax impact of approximately $0.2 million on net earnings.
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
     Significant estimates included in such a valuation include future cash flow projections of the business, which are based on our future expectations for the business. Additionally, the discount rate used in this analysis is an estimate of the risk adjusted market-based cost of capital. If this analysis indicates an impairment of goodwill balances, the impairment is recognized in the consolidated financial statements. Such estimates of future operating results and discount rates involve significant uncertainty, and if our plans or anticipated results change, the impact on our financial statements could be significant.
  Intangible Assets, net
     At acquisition, we estimate and record the fair value of purchased intangible assets, which primarily consist of trademarks and trade names, license agreements and customer relationships. The fair values and useful lives of these intangible assets are estimated based on management’s assessment as well as independent third party appraisals in some cases. Such valuation may include a discounted cash flow analysis of anticipated revenues or cost savings resulting from the acquired intangible asset using an estimate of a risk-adjusted market-based cost of capital as the discount rate.
     Amortization of intangible assets with finite lives, which consist of license agreements, certain trademarks, customer relationships and covenants not to compete, is recognized over their estimated useful lives using a method of amortization that reflects the pattern in which the economic benefits of the intangible assets are consumed or otherwise realized. We amortize our intangible assets with finite lives for periods of up to 20 years. The determination of an appropriate useful life for amortization is based on our plans for the intangible asset as well as factors outside of our control. Intangible assets with finite lives are reviewed for impairment periodically if events or changes in circumstances indicate that the carrying amount may not be recoverable. If expected future undiscounted cash flows from operations are less than their carrying amounts, an asset is determined to be impaired and a loss is recorded for the amount by which the carrying value of the asset exceeds its fair value. During fiscal 2007, we recognized approximately $6.4 million of expense for the amortization of intangible assets. If the useful lives assigned to these intangible assets with finite lives had been reduced by 10% at acquisition, the amount of additional amortization expense would have been approximately $0.6 million during fiscal 2007.

     Trademarks with indefinite lives are not amortized but instead evaluated for impairment annually or more frequently if events or circumstances indicate that the intangible asset might be impaired. The evaluation of the recoverability of trademarks with indefinite lives includes valuations based on a discounted cash flow analysis utilizing the relief from royalty method. This approach is dependent upon a number of uncertain factors including estimates of future net sales, growth rates, royalty rates for the trademarks and discount rates. Such estimates involve significant uncertainty, and if our plans or anticipated results change, the impact on our financial statements could be significant. If this analysis indicates an impairment of a trademark with an indefinite useful life, the amount of the impairment is recognized in the consolidated financial statements based on the amount that the carrying value exceeds the estimated fair value of the asset.
  Income Taxes
     Significant judgment is required in determining the provision for income taxes for a company with global operations. The ultimate tax outcome may be uncertain for many transactions. Our provisions are based on federal and projected state statutory rates and take into account our quarterly assessment of permanent book/tax differences, income tax credits and uncertain tax positions. We estimate the effective tax rate for the full fiscal year and record a quarterly income tax provision in accordance with the anticipated annual rate. As the fiscal year progresses the estimate is refined based upon actual events and earnings by jurisdiction and to reflect changes in our judgment of the likely outcome of uncertain tax positions. This estimation process periodically results in a change to the expected effective tax rate for the fiscal year. When this occurs, we adjust the income tax provision during the quarter in which the change in estimate occurs so that the year-to-date provision reflects the expected annual rate.  Income tax expense may also be adjusted for discrete events occurring during the year, such as the enactment of tax rate changes or changes in reserves for uncertain tax positions, which are reflected in the quarter that the changes occur.  In fiscal 2007, a 1% increase in the effective tax rate percentage would have impacted net earnings by less than $1.0 million
SEASONALITY
     Although our various product lines are sold on a year-round basis, the demand for specific products or styles may be highly seasonal. For example, the demand for golf and Tommy Bahama products is higher in the spring and summer seasons. Products are sold prior to each of the retail selling seasons, including spring, summer, fall and holiday. As the timing of product shipments and other events affecting the retail business may vary, results for any particular quarter may not be indicative of results for the full year. The percentage of our net sales by quarter for fiscal 2007 was 25%, 26%, 24% and 25%, respectively, and the percentage of our operating income by quarter for fiscal 2007 was 23%, 25%, 19% and 33%, respectively, which may not be indicative of the distribution in future years.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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

     In addition, notwithstanding quota elimination, under the terms of China’s WTO accession agreement, the United States and other WTO members may re-impose quotas on specific categories of products in the event it is determined that imports from China have surged or may surge and are threatening to create a market disruption for such categories of products (so called “safeguard quota”). Pursuant to this authority, both the United States and the European Union re-imposed quotas on several important product categories from China during calendar 2005. Subsequent to the imposition of safeguard quotas, both the United States and China negotiated bilateral quota agreements that cover a number of important product categories and will remain in place until December 31, 2008 in the case of the U.S.-China bilateral agreement and until December 31, 2007 in the case of the European Union-China bilateral agreement. The establishment of these quotas could cause disruption in our supply chain. Also, until December 2013, the EU and any other WTO country, can invoke a product specific safeguard mechanism on any such products, including textile and apparel products, that are being imported from China in such increased quantities and under such conditions as to cause or threaten to cause market disruption to the domestic producers as a whole of like or directly competitive products. Relief may come in the form of additional duties or a quota and may remain in place for either two years or three years depending on whether the increase in imports is absolute, or relative, compared to world imports. Any such additional duties or quota could cause disruption in our supply chain as well. During fiscal 2007, we sourced approximately 40% of our product purchases from China. We believe that alternative supply sources at comparable prices would be readily available if quotas were to limit our supply from China.
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
     As of August 31, 2007, we did not have any debt outstanding subject to variable interest rates. Our average variable rate borrowings for fiscal 2007 were $8.1 million, with an average interest rate of 8.1% during the period. Our lines of credit are based on variable interest rates in order to provide the necessary borrowing flexibility we require. To the extent that the amounts outstanding under our variable rate lines of credit change, our exposure to changes in interest rates would also change. If our average interest rate for fiscal 2007 increased by 100 basis points, our interest expense would have been approximately $0.1 million higher during the fiscal year. Interest expense in fiscal 2007 may not be indicative of interest expense in future years, particularly if we acquire additional businesses or change our capital structure.
     As of August 31, 2007, we had approximately $199.3 million of fixed rate debt and capital lease obligations outstanding with substantially all the debt, consisting of our Senior Unsecured Notes, having an effective interest rate of 9.0% and maturing in June 2011. Such agreements may result in higher interest expense than could be obtained under variable interest rate arrangements in certain periods, but are primarily intended to provide long-term financing of our capital structure and minimize our exposure to increases in interest rates. A change in the market interest rate impacts the fair value of our fixed rate debt but has no impact on interest incurred or cash flows.

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
     We may from time to time purchase short-term foreign currency forward exchange contracts to hedge against changes in foreign currency exchange rates. During fiscal 2007, foreign currency forward exchange contracts outstanding did not exceed $30 million at any time. When such contracts are outstanding, the contracts are marked to market with the offset being recognized in our consolidated statement of earnings or other comprehensive income if the transaction does not or does, respectively, qualify as a hedge in accordance with accounting principles generally accepted in the United States. As of August 31, 2007, we had entered into such contracts which have not been settled totaling approximately $7.0 million, all with settlement dates within the next twelve months. The impact of these contracts on our consolidated financial statements was not material as of August 31, 2007.
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
     There have not been any changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the first quarter of transition period 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     In the ordinary course of business, we may become subject to litigation or claims. We are not currently a party to any litigation or regulatory actions that we believe could reasonably be expected to have a material adverse effect on our financial position, results of operations or cash flows.
ITEM 1A. RISK FACTORS
     We believe that an investor should carefully consider the factors discussed in Part I. Item 1A. Risk Factors in our fiscal 2007 Form 10-K, which are not the only risks facing our company. There have been no material changes to the risk factors described in our fiscal 2007 Form 10-K. If any of the risks described in our Form 10-K, or other risks or uncertainties not currently known to us or that we currently deem to be immaterial, actually occur, our business, financial condition or operating results could suffer.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     The table below summarizes our stock repurchases during the first quarter of transition period 2008.

			Total Number of	Maximum
			Shares Purchased	Number of Shares
		Average	as Part of	That May Yet be
	Total Number	Price	Publicly	Purchased Under
	of Shares	Paid per	Announced Plans	the Plans or
Fiscal Month	Purchased (1)	Share	or Programs (2)	Programs (2)

June (6/2/07-6/29/07)	2,611	$45.72	—	—
July (6/30/07-8/3/07)	—	—	—	—
August (8/4/07-8/31/07)	—	—	—	—

Total	2,611	$45.72	—	1,000,000

(1)	Represents shares purchased from employees to pay taxes related to the vesting of restricted shares.

(2)	On August 3, 2006, our board of directors approved a stock repurchase authorization for up to one million shares of our common stock. As of August 31, 2007, no shares have been repurchased by us pursuant to this authorization.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None
ITEM 5. OTHER INFORMATION
     None
ITEM 6. EXHIBITS
3(a)	Restated Articles of Incorporation of Oxford Industries, Inc. Incorporated by reference to Exhibit 3.1 from the Oxford Industries, Inc. Form 10-Q for the fiscal quarter ended August 29, 2003.

3(b)	Bylaws of Oxford Industries, Inc., as amended. Incorporated by reference to Exhibit 3.1 from the Oxford Industries, Inc. Form 10-Q for the fiscal quarter ended March 2, 2007.

10.1	Ben Sherman Group Long Term Incentive Plan, adopted as of October 1, 2007.*†

10.2	Participant Award Letter, dated September 26, 2007, to Miles Gray pursuant to the Ben Sherman Group Long Term Incentive Plan.*†

31.1	Section 302 Certification by Principal Executive Officer.*

31.2	Section 302 Certification by Principal Financial Officer.*

32	Section 906 Certification by Principal Executive Officer and Principal Financial Officer.*

*	Filed herewith.

†	Exhibit is a management contract or compensatory plan or arrangement.
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

October 10, 2007	OXFORD INDUSTRIES, INC.
(Registrant)

/s/ Thomas Caldecot Chubb III

Thomas Caldecot Chubb III
Executive Vice President
(Authorized Signatory and Principal Financial Officer)