Form 10-Q
period 2007-11-30
OXFORD INDUSTRIES INC
filed 2008-01-09
CIK 75288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended NOVEMBER 30, 2007
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of shares outstanding
Title of each class	as of January 4, 2008

Common Stock, $1 par value	16,049,881

OXFORD INDUSTRIES, INC.
INDEX TO FORM 10-Q
For the second quarter of Transition Period 2008

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS
     Our Securities and Exchange Commission filings and public announcements often include forward-looking statements about future events. Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “will” and similar expressions identify forward-looking statements, which generally are not historical in nature. We intend for all such forward-looking statements contained herein, the entire contents of our website, and all subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf, to be covered by the safe harbor provisions for forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (which Sections were adopted as part of the Private Securities Litigation Reform Act of 1995). Important assumptions relating to these forward-looking statements include, among others, assumptions regarding general and regional economic conditions, including those that affect consumer demand and spending, demand for our products, timing of shipments to our wholesale customers, expected pricing levels, competitive conditions, the timing and cost of planned capital expenditures, expected synergies in connection with acquisitions and joint ventures, raw material costs, expected outcomes of pending or potential litigation and regulatory actions and the results of our share repurchase transaction. Forward-looking statements reflect our current expectations, based on currently available information, and are not guarantees of performance. Although we believe that the expectations reflected in such forward-looking statements are reasonable, these expectations could prove inaccurate as such statements involve risks and uncertainties, many of which are beyond our ability to control or predict. Should one or more of these risks or uncertainties, or other risks or uncertainties not currently known to us or that we currently deem to be immaterial, materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Important factors relating to these risks and uncertainties include, but are not limited to, those described in Part I, Item 1A. Risk Factors contained in our fiscal 2007 Form 10-K, as updated by Part II, Item 1A. Risk Factors in this report and those described from time to time in our future reports filed with the Securities and Exchange Commission.
     We caution that one should not place undue reliance on forward-looking statements, which speak only as of the date this report is filed with the Securities and Exchange Commission. We disclaim any intention, obligation or duty to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
DEFINITIONS
     As used in this report, unless the context requires otherwise, “our,” “us” and “we” mean Oxford Industries, Inc. and its consolidated subsidiaries. Also, the terms “FASB,” “SFAS,” “EITF” and “SEC” mean the Financial Accounting Standards Board, Statement of Financial Accounting Standards, Emerging Issues Task Force and the U.S. Securities and Exchange Commission, respectively.
     On October 8, 2007, our board of directors approved a change to our fiscal year end. Effective with our fiscal year which commenced on June 2, 2007, our fiscal year will end at the end of the Saturday closest to January 31 and will, in each case, begin at the beginning of the day next following the last day of the preceding fiscal year. Accordingly, there will be a transition period from June 2, 2007 through February 2, 2008. We have filed a Form 10-Q for the quarter ended August 31, 2007, are filing this Form 10-Q for the quarter ended November 30, 2007 and will file a transition report on Form 10-K for the transition period from June 2, 2007 through February 2, 2008. Additionally, the terms listed below (or words of similar import) reflect the respective period noted:

Fiscal 2008	52 weeks ending January 31, 2009
Transition period 2008	35 weeks and one day ending February 2, 2008
Fiscal 2007	52 weeks ended June 1, 2007

Fourth quarter of fiscal 2008	13 weeks ending January 31, 2009
Third quarter of fiscal 2008	13 weeks ending November 1, 2008
Second quarter of fiscal 2008	13 weeks ending August 2, 2008
First quarter of fiscal 2008	13 weeks ending May 3, 2008

Third quarter of transition period 2008	9 weeks and one day ending February 2, 2008
Second quarter of transition period 2008	13 weeks ended November 30, 2007
First quarter of transition period 2008	13 weeks ended August 31, 2007

First six months of transition period 2008	26 weeks ended November 30, 2007
First six months of fiscal 2007	26 weeks ended December 1, 2006

Fourth quarter of fiscal 2007	13 weeks ended June 1, 2007
Third quarter of fiscal 2007	13 weeks ended March 2, 2007
Second quarter of fiscal 2007	13 weeks ended December 1, 2006
First quarter of fiscal 2007	13 weeks ended September 1, 2006

PART I. FINANCIAL INFORMATION
ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OXFORD INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)
(in thousands, except per share amounts)

	Second Quarter		First Six Months
	Transition		Transition
	Period 2008	Fiscal 2007	Period 2008	Fiscal 2007

Net sales	$294,486	$290,987	$532,433	$575,065
Cost of goods sold	179,566	179,187	320,062	355,154

Gross profit	114,920	111,800	212,371	219,911
Selling, general and administrative expenses	94,706	89,124	183,567	175,570
Amortization of intangible assets	1,202	1,550	2,392	3,097

	95,908	90,674	185,959	178,667
Royalties and other operating income	5,475	3,894	9,259	6,786

Operating income	24,487	25,020	35,671	48,030
Interest expense, net	5,930	5,951	10,926	11,443

Earnings before income taxes	18,557	19,069	24,745	36,587
Income taxes	5,954	6,924	7,366	13,287

Net earnings from continuing operations	12,603	12,145	17,379	23,300
Earnings (loss) from discontinued operations, net of taxes	—	8	—	(197)

Net earnings	$12,603	$12,153	$17,379	$23,103

Net earnings from continuing operations per common share:
Basic	$0.72	$0.69	$0.98	$1.32
Diluted	$0.71	$0.68	$0.98	$1.31

Earnings (loss) from discontinued operations per common share:
Basic	$0.00	$0.00	$0.00	$(0.01)
Diluted	$0.00	$0.00	$0.00	$(0.01)

Net earnings per common share:
Basic	$0.72	$0.69	$0.98	$1.31
Diluted	$0.71	$0.68	$0.98	$1.30

Weighted average common shares outstanding:
Basic	17,553	17,654	17,667	17,624
Dilutive impact of options and restricted shares	104	209	146	204

Diluted	17,657	17,863	17,813	17,828

Dividends per common share	$0.18	$0.15	$0.36	$0.30
See accompanying notes.

OXFORD INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except par amounts)

	November 30,	June 1,	December 1,
	2007	2007	2006

ASSETS
Current Assets:
Cash and cash equivalents	$21,489	$36,882	$8,794
Receivables, net	164,589	138,035	166,680
Inventories	140,900	137,333	138,990
Prepaid expenses	20,724	21,991	19,618

Total current assets	347,702	334,241	334,082
Property, plant and equipment, net	92,357	87,323	81,021
Goodwill, net	224,778	222,430	202,054
Intangible assets, net	236,050	234,081	236,261
Other non-current assets, net	32,186	30,663	29,990

Total Assets	$933,073	$908,738	$883,408

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Trade accounts payable and other accrued expenses	$96,532	$84,385	$98,538
Accrued compensation	19,605	26,254	19,788
Additional acquisition cost payable	—	22,575	—
Income taxes payable	5,310	8,827	1,200
Short-term debt and current maturities of long-term debt	32,914	403	90
Current liabilities related to discontinued operations	—	—	5,452

Total current liabilities	154,361	142,444	125,068
Long-term debt, less current maturities	244,384	199,294	217,005
Other non-current liabilities	52,061	40,947	35,082
Non-current deferred income taxes	71,172	75,108	81,075
Commitments and contingencies
Shareholders’ Equity:
Preferred stock, $1.00 par value; 30,000 authorized and none issued and outstanding at November 30, 2007; June 1, 2007; and December 1, 2006	—	—	—
Common stock, $1.00 par value; 60,000 authorized and 16,040 issued and outstanding at November 30, 2007; 17,843 issued and outstanding at June 1, 2007; and 17,775 issued and outstanding at December 1, 2006	16,040	17,843	17,775
Additional paid-in capital	85,028	81,611	78,625
Retained earnings	294,323	341,369	318,749
Accumulated other comprehensive income	15,704	10,122	10,029

Total shareholders’ equity	411,095	450,945	425,178

Total Liabilities and Shareholders’ Equity	$933,073	$908,738	$883,408

See accompanying notes.

OXFORD INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	First Six Months
	Transition
	Period 2008	Fiscal 2007

Cash Flows From Operating Activities:
Net earnings from continuing operations	$17,379	$23,300
Adjustments to reconcile earnings from continuing operations to net cash provided by (used in) operating activities:
Depreciation	8,544	7,642
Amortization of intangible assets	2,392	3,097
Amortization of deferred financing costs and bond discount	1,254	1,232
Stock compensation expense	1,166	1,702
Loss on sale of property, plant and equipment and impairment loss	722	476
Equity loss (income) from unconsolidated entities	(950)	(604)
Deferred income taxes	(2,094)	785
Changes in working capital:
Receivables	(22,947)	(21,273)
Inventories	(2,941)	(14,676)
Prepaid expenses	(1,896)	(170)
Current liabilities	2,668	(16,371)
Other non-current assets	(1,739)	(905)
Other non-current liabilities	5,020	5,067

Net cash provided by (used in) operating activities	6,578	(10,698)
Cash Flows From Investing Activities:
Acquisitions, net of cash acquired	(21,562)	(12,111)
Investment in unconsolidated entity	(324)	(9,090)
Purchases of property, plant and equipment	(16,410)	(15,268)
Proceeds from sale of property, plant and equipment	2,349	32

Net cash provided by (used in) investing activities	(35,947)	(36,437)
Cash Flows From Financing Activities:
Repayment of financing arrangements	(63,526)	(123,676)
Proceeds from financing arrangements	141,019	140,526
Repurchase of common stock	(60,000)	—
Proceeds from issuance of common stock including tax benefits	2,385	2,240
Dividends on common stock	(6,453)	(7,970)

Net cash provided by (used in) financing activities	13,425	11,120
Cash Flows From Discontinued Operations:
Net operating cash flows provided by discontinued operations	—	33,746

Net cash provided by (used in) discontinued operations	—	33,746

Net change in cash and cash equivalents	(15,944)	(2,269)
Effect of foreign currency translation on cash and cash equivalents	551	584
Cash and cash equivalents at the beginning of period	36,882	10,479

Cash and cash equivalents at the end of period	$21,489	$8,794

Supplemental disclosure of cash flow information:
Cash paid for interest, net	$1,142	$10,682
Cash paid for income taxes	$10,421	$19,538
See accompanying notes.

OXFORD INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SECOND QUARTER OF TRANSITION PERIOD 2008
1.	Basis of Presentation: The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States. We believe the accompanying unaudited condensed consolidated financial statements reflect all normal, recurring adjustments that are necessary for a fair presentation of our financial position and results of operations for the periods presented. Results of operations for the interim periods presented are not necessarily indicative of results to be expected for our fiscal year primarily due to the impact of seasonality on our business. The accounting policies applied during the interim periods presented are consistent with the significant accounting policies as described in our fiscal 2007 Form 10-K. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included in our fiscal 2007 Form 10-K.
     In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109 “Accounting for Income Taxes.” FIN 48 utilizes a two-step approach for evaluating tax positions. Recognition occurs when we conclude that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement is only addressed if step one has been satisfied. The tax benefit recorded is measured as the largest amount of benefit, determined on a cumulative probability basis that is more-likely-than-not to be realized upon ultimate settlement. Those tax positions failing to qualify for initial recognition are recognized in the first subsequent interim period they meet the more-likely-than-not standard, or are resolved through negotiation or litigation with the taxing authority, or upon expiration of the statute of limitations. De-recognition of a tax position that was previously recognized occurs when we subsequently determine that a tax position no longer meets the more-likely-than-not threshold of being sustained. We adopted FIN 48 during the first quarter of transition period 2008, resulting in an immaterial increase in retained earnings. Additionally, the adoption of FIN 48 resulted in the reclassification of certain amounts totaling approximately $5.3 million from income taxes payable and non-current deferred income taxes to other non-current liabilities. This reclassification is reflected as a non-cash operating item for statement of cash flow purposes. FIN 48 also requires expanded disclosure requirements, which are included in Note 5 below.
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

2.	Inventories: The components of inventories as of the dates specified are summarized as follows (in thousands):

	November 30, 2007	June 1, 2007	December 1, 2006

Finished goods	$152,846	$139,087	$135,804
Work in process	9,391	12,031	12,359
Fabric, trim and supplies	18,365	25,498	29,131
LIFO reserve	(39,702)	(39,283)	(38,304)

Total	$140,900	$137,333	$138,990

For operating group reporting, inventory is valued at the lower of FIFO cost or market. However for consolidated financial reporting, approximately $64.2 million of our inventories are valued at the lower of LIFO cost or market, after deducting the $39.7 million LIFO reserve, and approximately $76.7 million of our inventories are valued at the lower of FIFO cost or market.
3.	Comprehensive Income: Comprehensive income, which reflects the effects of foreign currency translation adjustments, is calculated as follows for the periods presented (in thousands):

	Second Quarter		First Six Months
	Transition		Transition
	Period 2008	Fiscal 2007	Period 2008	Fiscal 2007

Net earnings	$12,603	$12,153	$17,379	$23,103
Gain on foreign currency translation, net of tax	3,123	4,240	5,582	4,759

Comprehensive income	$15,726	$16,393	$22,961	$27,862

4.	Operating Group Information: Our business is operated through our four operating groups: Tommy Bahama, Ben Sherman, Lanier Clothes and Oxford Apparel. We identify our operating groups based on the way our management organizes the components of our business for purposes of allocating resources and assessing performance. Corporate and Other is a reconciling category for reporting purposes and includes our corporate offices, substantially all financing activities, LIFO inventory accounting adjustments and other costs that are not allocated to the operating groups. In connection with the close of fiscal 2007 and due to changes in our management reporting structure, we reassessed and changed our operating groups for reporting purposes. All fiscal 2007 amounts below have been restated to reflect the revised operating groups. Leaders of the operating groups report directly to our Chief Executive Officer. For further information on our operating groups, see Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report and Part I, Item 1. Business in our fiscal 2007 Form 10-K.
     The information below presents certain information about our operating groups (in thousands).

	Second Quarter		First Six Months
	Transition		Transition
	Period 2008	Fiscal 2007	Period 2008	Fiscal 2007

Net Sales
Tommy Bahama	$110,297	$107,807	$209,495	$211,955
Ben Sherman	45,576	43,825	83,133	82,917
Lanier Clothes	51,189	51,121	86,770	91,803
Oxford Apparel	87,091	88,121	152,426	187,158
Corporate and Other	333	113	609	1,232

Total	$294,486	$290,987	$532,433	$575,065

Depreciation
Tommy Bahama	$3,125	$2,762	$6,243	$5,434
Ben Sherman	667	515	1,283	972
Lanier Clothes	198	216	401	440
Oxford Apparel	244	293	504	586
Corporate and Other	53	109	113	210

Total	$4,287	$3,895	$8,544	$7,642

	Second Quarter		First Six Months
	Transition		Transition
	Period 2008	Fiscal 2007	Period 2008	Fiscal 2007

Amortization of Intangible Assets
Tommy Bahama	$542	$743	$1,084	$1,487
Ben Sherman	588	797	1,165	1,591
Lanier Clothes	30	—	60	—
Oxford Apparel	32	—	64	—
Corporate and Other	10	10	19	19

Total	$1,202	$1,550	$2,392	$3,097

Operating Income
Tommy Bahama	$14,347	$13,927	$27,371	$30,762
Ben Sherman	5,801	4,741	6,543	6,661
Lanier Clothes	1,955	3,721	2,262	6,217
Oxford Apparel	7,288	5,228	10,889	11,423
Corporate and Other	(4,904)	(2,597)	(11,394)	(7,033)

Total Operating Income	$24,487	$25,020	$35,671	$48,030
Interest Expense, net	5,930	5,951	10,926	11,443

Earnings Before Income Taxes	$18,557	$19,069	$24,745	$36,587

	November 30,	June 1,	December 1,
	2007	2007	2006

Assets
Tommy Bahama	$490,513	$469,414	$448,087
Ben Sherman	229,779	223,779	221,421
Lanier Clothes	92,132	95,184	96,082
Oxford Apparel	107,688	96,627	116,934
Corporate and Other	12,961	23,734	884

Total	$933,073	$908,738	$883,408

5.	Income Taxes: We file income tax returns in the United States and various state and foreign jurisdictions. Our federal, state, local and foreign income tax returns filed for years ended on or before May 30, 2003, with limited exceptions, are no longer subject to examination by tax authorities.
     As discussed in Note 1 above, we adopted FIN 48 in the first quarter of transition period 2008. Upon adoption, the gross amount of unrecognized tax benefits was approximately $5.3 million. Additionally, we recognized $0.6 million of related interest and penalties. If we were to prevail on all unrecognized tax benefits recorded, approximately $4.7 million of the reserve for unrecognized tax benefits recorded and the full amount of related interest and penalties would benefit the effective tax rate. The remaining $0.6 million of unrecognized tax benefits would be offset by benefits available in a different taxing jurisdiction.
     Interest and penalties associated with unrecognized tax positions are recorded within income tax expense in our consolidated statements of earnings.
     It is reasonably possible that the amount of unrecognized benefit with respect to certain of our unrecognized tax positions will increase or decrease within the next twelve months. Events that may cause these changes include the settlement of issues with taxing authorities or expiration of statutes of limitations. We do not expect these changes to have a significant effect on our results of operations or our financial position. The amount of unrecognized tax benefits did not change materially during the first six months of transition period 2008.
6.	Accelerated Share Repurchase: On October 31, 2007, our board of directors authorized the repurchase by us of up to $60 million of our outstanding common stock, replacing our previously announced stock repurchase authorization. On November 8, 2007, we entered into an accelerated share repurchase agreement with Bank of America, N.A., an unrelated third party, under which we are repurchasing $60 million of our common stock. The material terms of the agreement are as follows:

•	The agreement provides for a capped accelerated share repurchase pursuant to which we will purchase shares of our common stock from Bank of America for an aggregate purchase price of $60 million.

•	On November 8, 2007, we made a payment of $60 million to Bank of America in respect of the shares to be acquired under the agreement. We funded this payment from borrowings under our revolving credit facility.

•	Bank of America made an initial delivery to us of 1.6 million shares of our common stock on November 16, 2007, and an additional delivery to us of 0.3 million shares of our common stock on November 20, 2007, with these 1.9 million shares being the minimum number of shares of our common stock that we will receive.

•	The actual per share purchase price and the number of shares to be repurchased will be based on the volume weighted average price, or VWAP, of our common stock over a specified calculation period, beginning on November 20, 2007 and ending no earlier than March 19, 2008 and no later than May 19, 2008. The purchase price we will pay under the agreement will not exceed $30.95556 per share.

•	At the end of the repurchase program, Bank of America will be required to deliver additional shares if the VWAP over the specified calculation period is below $30.95556.

•	The agreement contains other terms and conditions governing the accelerated stock repurchase, including the circumstances under which Bank of America is permitted to terminate the program early or extend the repurchase period and the circumstances under which we may be required to purchase shares at a price in excess of the cap price or would receive shares representing less than $60 million of the VWAP for our common stock during the calculation period.

7.	Consolidating Financial Data of Subsidiary Guarantors: Our Senior Unsecured Notes are guaranteed by our wholly owned domestic subsidiaries (“Subsidiary Guarantors”). All guarantees are full and unconditional. For consolidated financial reporting purposes, non-guarantors consist of our subsidiaries which are organized outside of the United States. We use the equity method with respect to investment in subsidiaries included in other non-current assets in our condensed consolidating financial statements. Set forth below are our unaudited condensed consolidating balance sheets as of November 30, 2007, June 1, 2007, and December 1, 2006, our unaudited condensed consolidating statements of earnings for the second quarter and first six months of transition period 2008 and fiscal 2007 and our unaudited condensed consolidating statements of cash flows for the first six months of transition period 2008 and fiscal 2007 (in thousands).

OXFORD INDUSTRIES, INC.
UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEETS
November 30, 2007

	Oxford		Subsidiary
	Industries	Subsidiary	Non-	Consolidating	Consolidated
	(Parent)	Guarantors	Guarantors	Adjustments	Total

ASSETS
Cash and cash equivalents	$11,237	$1,088	$9,164	$—	$21,489
Receivables, net	73,933	57,941	41,056	(8,341)	164,589
Inventories	59,177	68,709	14,235	(1,221)	140,900
Prepaid expenses	7,295	8,385	5,044	—	20,724

Total current assets	151,642	136,123	69,499	(9,562)	347,702
Property, plant and equipment, net	8,458	76,919	6,980	—	92,357
Goodwill, net	1,847	168,932	53,999	—	224,778
Intangible assets, net	1,265	135,227	99,558	—	236,050
Other non-current assets, net	798,764	149,969	1,371	(917,918)	32,186

Total Assets	$961,976	$667,170	$231,407	$(927,480)	$933,073

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities	$75,168	$55,628	$31,492	$(7,927)	$154,361
Long-term debt, less current portion	244,384	—	—	—	244,384
Non-current liabilities	235,760	(182,262)	107,713	(109,150)	52,061
Non-current deferred income taxes	(4,431)	42,076	33,815	(288)	71,172
Total shareholders’/invested equity	411,095	751,728	58,387	(810,115)	411,095

Total Liabilities and Shareholders’/Invested Equity	$961,976	$667,170	$231,407	$(927,480)	$933,073

June 1, 2007

	Oxford		Subsidiary
	Industries	Subsidiary	Non-	Consolidating	Consolidated
	(Parent)	Guarantors	Guarantors	Adjustments	Total

ASSETS
Cash and cash equivalents	$22,863	$1,212	$12,807	$—	$36,882
Receivables, net	52,226	61,076	31,184	(6,451)	138,035
Inventories	70,273	52,644	15,114	(698)	137,333
Prepaid expenses	8,808	8,293	4,890	—	21,991

Total current assets	154,170	123,225	63,995	(7,149)	334,241
Property, plant and equipment, net	9,221	68,932	9,170	—	87,323
Goodwill, net	1,847	168,932	51,651	—	222,430
Intangible assets, net	1,349	136,370	96,362	—	234,081
Other non-current assets, net	767,701	150,496	1,346	(888,880)	30,663

Total Assets	$934,288	$647,955	$222,524	$(896,029)	$908,738

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities	62,163	56,811	29,325	(5,855)	142,444
Long-term debt, less current portion	199,294	—	—	—	199,294
Non-current liabilities	222,114	(184,807)	112,789	(109,149)	40,947
Non-current deferred income taxes	(228)	43,604	31,732	—	75,108
Total shareholders’/invested equity	450,945	732,347	48,678	(781,025)	450,945

Total Liabilities and Shareholders’ Equity	$934,288	$647,955	$222,524	$(896,029)	$908,738

OXFORD INDUSTRIES, INC.
UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEETS
December 1, 2006

	Oxford		Subsidiary
	Industries	Subsidiary	Non-	Consolidating	Consolidated
	(Parent)	Guarantors	Guarantors	Adjustments	Total

ASSETS
Current Assets:
Cash and cash equivalents	$1,548	$1,016	$6,230	$—	$8,794
Receivables, net	75,096	62,401	36,801	(7,618)	166,680
Inventories	61,908	61,877	15,809	(604)	138,990
Prepaid expenses	8,219	7,880	3,519	—	19,618

Total current assets	146,771	133,174	62,359	(8,222)	334,082
Property, plant and equipment, net	10,256	61,811	8,954	—	81,021
Goodwill, net	1,847	148,556	51,651	—	202,054
Intangible assets, net	1,432	137,918	96,911	—	236,261
Other non-current assets, net	709,426	150,214	1,391	(831,041)	29,990

Total Assets	$869,732	$631,673	$221,266	$(839,263)	$883,408

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities related to continuing operations	$48,479	$45,900	$32,224	$(6,987)	$119,616
Current liabilities related to discontinued operations	5,192	276	(16)	—	5,452
Long-term debt, less current portion	217,005	—	—	—	217,005
Non-current liabilities	174,733	(137,718)	107,217	(109,150)	35,082
Non-current deferred income taxes	(855)	47,245	34,685	—	81,075
Total shareholders’/invested equity	425,178	675,970	47,156	(723,126)	425,178

Total Liabilities and Shareholders’/Invested Equity	$869,732	$631,673	$221,266	$(839,263)	$883,408

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS
Second Quarter of Transition Period 2008

	Oxford		Subsidiary
	Industries	Subsidiary	Non-	Consolidating	Consolidated
	(Parent)	Guarantors	Guarantors	Adjustments	Total

Net sales	$134,710	$124,394	$47,077	$(11,695)	$294,486
Cost of goods sold	105,130	57,596	20,362	(3,522)	179,566

Gross profit	29,580	66,798	26,715	(8,173)	114,920
Selling, general and administrative	25,613	56,865	22,193	(8,763)	95,908
Royalties and other income	(3)	2,805	3,066	(393)	5,475

Operating income	3,964	12,738	7,588	197	24,487
Interest (income) expense, net	6,941	(3,528)	2,502	15	5,930
Income from equity investment	14,020	—	—	(14,020)	—

Earnings before income taxes	11,043	16,266	5,086	(13,838)	18,557
Income taxes (benefit)	(1,444)	5,578	1,758	62	5,954

Net earnings	$12,487	$10,688	$3,328	$(13,900)	$12,603

OXFORD INDUSTRIES, INC.
UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS
First Six Months of Transition Period 2008

	Oxford		Subsidiary
	Industries	Subsidiary	Non-	Consolidating	Consolidated
	(Parent)	Guarantors	Guarantors	Adjustments	Total

Net sales	$234,125	$231,427	$87,016	$(20,135)	$532,433
Cost of goods sold	183,692	102,734	37,746	(4,110)	320,062

Gross profit	50,433	128,693	49,270	(16,025)	212,371
Selling, general and administrative	47,377	112,499	42,338	(16,255)	185,959
Royalties and other income	55	5,457	4,463	(716)	9,259

Operating income	3,111	21,651	11,395	(486)	35,671
Interest (income) expense, net	13,085	(6,997)	4,801	37	10,926
Income from equity investment	24,122	—	—	(24,122)	—

Earnings before income taxes	14,148	28,648	6,594	(24,645)	24,745
Income taxes (benefit)	(3,572)	9,268	1,853	(183)	7,366

Net earnings	$17,720	$19,380	$4,741	$(24,462)	$17,379

Second Quarter of Fiscal 2007

	Oxford		Subsidiary
	Industries	Subsidiary	Non-	Consolidating	Consolidated
	(Parent)	Guarantors	Guarantors	Adjustments	Total

Net sales	$131,654	$124,995	$44,248	$(9,910)	$290,987
Cost of goods sold	101,326	60,456	19,102	(1,697)	179,187

Gross profit	30,328	64,539	25,146	(8,213)	111,800
Selling, general and administrative	27,049	55,899	19,903	(12,177)	90,674
Royalties and other income	44	2,580	1,835	(565)	3,894

Operating income	3,323	11,220	7,078	3,399	25,020
Interest (income) expense, net	3,556	(2,912)	2,027	3,280	5,951
Income from equity investment	12,125	—	—	(12,125)	—

Earnings before income taxes	11,892	14,132	5,051	(12,006)	19,069
Income taxes (benefit)	(178)	5,608	1,451	43	6,924

Earnings from continuing operations	12,070	8,524	3,600	(12,049)	12,145
Earnings (loss) from discontinued operations, net of tax	8	(28)	—	28	8

Net earnings	$12,078	$8,496	$3,600	$(12,021)	$12,153

First Six Months of Fiscal 2007

	Oxford		Subsidiary
	Industries	Subsidiary	Non-	Consolidating	Consolidated
	(Parent)	Guarantors	Guarantors	Adjustments	Total

Net sales	$267,524	$245,617	$82,901	$(20,977)	$575,065
Cost of goods sold	207,311	115,042	37,706	(4,905)	355,154

Gross profit	60,213	130,575	45,195	(16,072)	219,911
Selling, general and administrative	53,914	109,379	38,101	(22,727)	178,667
Royalties and other income	44	4,075	3,309	(642)	6,786

Operating income	6,343	25,271	10,403	6,013	48,030
Interest (income) expense, net	7,396	(5,755)	3,939	5,863	11,443
Income from equity investment	24,049	3	—	(24,052)	—

Earnings before income taxes	22,996	31,029	6,464	(23,902)	36,587
Income taxes (benefit)	(206)	11,674	1,766	53	13,287

Earnings from continuing operations	23,202	19,355	4,698	(23,955)	23,300
Earnings (loss) from discontinued operations, net of tax	(197)	(64)	—	64	(197)

Net earnings	$23,005	$19,291	$4,698	$(23,891)	$23,103

OXFORD INDUSTRIES, INC.
UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
First Six Months of Transition Period 2008

	Oxford		Subsidiary
	Industries	Subsidiary	Non-	Consolidating	Consolidated
	(Parent)	Guarantors	Guarantors	Adjustments	Total

Cash Flows From Operating Activities
Net cash (used in) provided by operating activities	$(11,836)	$16,204	$2,210	$—	$6,578
Cash Flows from Investing Activities Acquisitions, net of cash acquired	(21,562)	—	—	—	(21,562)
Investment in unconsolidated entity	—	(324)	—	—	(324)
Purchases of property, plant and equipment	(282)	(14,843)	(1,285)	—	(16,410)
Proceeds from sale of property, plant and equipment	—	2,349	—	—	2,349

Net cash (used in) provided by investing activities	(21,844)	(12,818)	(1,285)	—	(35,947)
Cash Flows from Financing Activities Change in debt	77,500	(7)	—	—	77,493
Repurchase of common stock	(60,000)	—	—	—	(60,000)
Proceeds from issuance of common stock	2,385	—	—	—	2,385
Change in inter-company payable	8,622	(3,503)	(5,119)	—	—
Dividends on common stock	(6,453)	—	—	—	(6,453)

Net cash (used in) provided by financing activities	22,054	(3,510)	(5,119)	—	13,425

Net change in Cash and Cash Equivalents	(11,626)	(124)	(4,194)	—	(15,944)
Effect of foreign currency translation	—	—	551	—	551
Cash and Cash Equivalents at the Beginning of Period	22,863	1,212	12,807	—	36,882

Cash and Cash Equivalents at the End of Period	$11,237	$1,088	$9,164	$—	$21,489

First Six Months of Fiscal 2007

	Oxford		Subsidiary
	Industries	Subsidiary	Non-	Consolidating	Consolidated
	(Parent)	Guarantors	Guarantors	Adjustments	Total

Cash Flows From Operating Activities
Net cash (used in) provided by operating activities	$(16,665)	$(813)	$6,769	$11	$(10,698)
Cash Flows from Investing Activities Acquisitions, net of cash acquired	(12,111)	—	—	—	(12,111)
Investment in unconsolidated entity	—	(9,090)	—	—	(9,090)
Purchases of property, plant and equipment	(193)	(14,460)	(615)	—	(15,268)
Proceeds from sale of property, plant and equipment	16	16	—	—	32

Net cash (used in) provided by investing activities	(12,288)	(23,534)	(615)	—	(36,437)
Cash Flows from Financing Activities Change in debt	16,888	(8)	(30)	—	16,850
Proceeds from issuance of common stock	2,240	—	—	—	2,240
Change in inter-company payable	(8,615)	13,274	(4,659)	—	—
Dividends on common stock	(7,970)	—	—	—	(7,970)

Net cash (used in) provided by financing activities	2,543	13,266	(4,689)	—	11,120
Cash Flows from Discontinued Operations Net operating cash flows provided by discontinued operations	22,783	10,963	—	—	33,746

Net change in Cash and Cash Equivalents	(3,627)	(118)	1,465	11	(2,269)
Effect of foreign currency translation	—	—	584	—	584
Cash and Cash Equivalents at the Beginning of Period	5,175	1,134	4,181	(11)	10,479

Cash and Cash Equivalents at the End of Period	$1,548	$1,016	$6,230	$—	$8,794

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
OVERVIEW
     We generate revenues and cash flow through the design, sale, production and distribution of branded and private label consumer apparel and footwear for men, women and children and the licensing of company-owned trademarks. Our principal markets and customers are located in the United States and, to a lesser extent, the United Kingdom. We source substantially all of our products through third party producers in foreign countries. We distribute our products through our wholesale customers, which include chain stores, department stores, specialty stores, specialty catalog retailers, mass merchants and Internet retailers. We also operate retail stores, restaurants and e-commerce websites for some of our brands.
     We operate in an industry that is highly competitive. We believe our ability to continuously evaluate and respond to changing consumer demands and tastes across multiple market segments, distribution channels and geographic regions is critical to our success. Although our approach is aimed at diversifying our risks, misjudging shifts in consumer preferences could have a negative effect on our future operating results. Other key aspects of competition include brand image, quality, distribution method, price, customer service and intellectual property protection. We believe our size and global operating strategies help us to compete successfully by providing opportunities for operating synergies. Our success in the future will depend on our ability to continue to design products that are acceptable to the markets we serve and to source our products on a competitive basis while still earning appropriate margins.
     We are executing a strategy to move towards a business model that is more focused on brands owned or controlled by us. Our decision to follow this strategy is driven in part by the continued consolidation in the retail industry and the increasing concentration of apparel manufacturing in a relatively limited number of offshore markets, trends which make the private label business more competitively challenging. Significant steps in our execution of this strategy include our June 2003 acquisition of the Tommy Bahama® brand and operations; our July 2004 acquisition of the Ben Sherman® brand and operations; the divestiture of our private label Womenswear Group operations in June 2006; the closure of certain of our manufacturing facilities located in Latin America and the associated shifts in our Oxford Apparel and Lanier Clothes operating groups towards package purchases from third party manufacturers primarily in the Far East; and the acquisition of several other trademarks and related operations including Solitude® and Arnold Brant® and the acquisition of a two-thirds interest in the entity that owns the Hathaway® trademark in the United States and several other countries. In the future, we will continue to look for opportunities by which we can make further progress with this strategy, including through organic growth in our owned brands, the acquisition of additional brands, and further streamlining or disposing of portions of our business that do not have the potential to meet our operating income expectations.
     Diluted net earnings from continuing operations per common share was $0.71 in the second quarter of transition period 2008 and $0.68 in the second quarter of fiscal 2007. The most significant factors impacting our results during these periods are discussed by operating group below:
•	Tommy Bahama experienced a $0.4 million, or 3.0%, increase in operating income during the second quarter of transition period 2008. The increase in operating income in the second quarter was primarily due to increased sales as a result of additional retail stores and higher royalty income for the Tommy Bahama brand. The sales from additional retail stores and higher royalty income were partially offset by the continued softness in our key wholesale and retail markets and higher selling, general and administrative expenses associated with operating the additional retail stores.

•	Ben Sherman experienced a $1.1 million, or 22.4%, increase in operating income during the second quarter of transition period 2008. The increase in operating income in the second quarter was primarily due to higher royalty income for the Ben Sherman brand and increased sales at our own retail stores due to an increase in the number of stores. These increases were partially offset by a reduction in our wholesale operations as a result of our continuing efforts to restrict distribution of our Ben Sherman products in the United Kingdom and the United States and the termination of the Evisu denim distribution agreement in the United States.

•	Lanier Clothes experienced a $1.8 million, or 47.5%, decrease in operating income during the second quarter of transition period 2008. The decrease in operating income was primarily due to lower gross margins caused by weak demand in the moderate tailored clothing market, particularly in the chain and department store channels of distribution.
•	Oxford Apparel experienced a $2.1 million, or 39.4%, increase in operating income during the second quarter of transition period 2008. The increase in operating income in the second quarter was primarily due to the earnings growth resulting from efforts to focus on key product categories, our exit from certain underperforming lines of business and improvements to the cost structure of the operating group.

•	Corporate and Other experienced a $2.3 million, or 88.8%, increase in expenses due to the impact of LIFO accounting adjustments, the discontinuation of transition services fees related to the disposition of our Womenswear business and the closure of our internal trucking operation.

•	Our effective tax rate was 32.1% and 36.3% in the second quarter of transition period 2008 and fiscal 2007, respectively. The decrease in our effective tax rate for the second quarter of transition period 2008 was primarily due to the impact of the change in our assertion regarding our initial investment in a foreign subsidiary in the fourth quarter of fiscal 2007 and the impact of the short fiscal year (due to the change in our fiscal year) on our estimated taxable income.
     Diluted net earnings from continuing operations per common share was $0.98 in the first six months of transition period 2008 and $1.31 in the first six months of fiscal 2007. The most significant factors impacting our results during these periods are discussed by operating group below:
•	Tommy Bahama experienced a $3.4 million, or 11.0%, decrease in operating income during the first six months of transition period 2008. The decrease in operating income in the first six months of transition period 2008 was primarily due to certain wholesale customers deferring the shipment of certain products and the difficult retail environment in the first six months of transition period 2008 at our own retail stores and our customers’ stores, particularly in Florida, California, Nevada and Arizona.

•	Ben Sherman experienced a $0.1 million, or 1.8%, decrease in operating income during the first six months of transition period 2008. The decrease in operating income in the first six months of transition period 2008 was primarily due to a reduction in net sales in our wholesale operations as a result of our continuing efforts to restrict distribution of our Ben Sherman products in the United Kingdom and United States and the termination of the Evisu denim distribution agreement in the United States, partially offset by increased sales at our own retail stores due to an increase in the number of stores and higher royalty income in the first six months of transition period 2008.

•	Lanier Clothes experienced a $4.0 million, or 63.6%, decrease in operating income during the first six months of transition period 2008. The decrease in operating income was primarily due to lower gross margins caused by weak demand in the moderate tailored clothing market, particularly in the chain and department store channels of distribution.

•	Oxford Apparel experienced a $0.5 million, or 4.7%, decrease in operating income during the first six months of transition period 2008. The decrease in operating income in the first six months of transition period 2008 was primarily due to a decrease in net sales as we focused on key product categories and exited certain underperforming lines of business. We also incurred charges in this operating group totaling $1.2 million during the first six months of transition period 2008 related to the disposal of our Tegucigalpa, Honduras manufacturing facility. These items were partially offset by a reduction in selling, general and administrative expenses from the lines that we exited and the benefit of a full six months of equity income from the unconsolidated entity that owns the Hathaway trademark which was acquired during the first quarter of fiscal 2007.

•	Corporate and Other experienced a $4.4 million, or 62.0%, increase in expenses due to the impact of LIFO accounting adjustments, the discontinuation of transition services fees related to the disposition of our Womenswear business and the closure of our internal trucking operation.

•	Our effective tax rate was 29.8% and 36.3% in the first six months of transition period 2008 and fiscal 2007, respectively. The decrease in our effective tax rate was a result of (1) a change in the enacted tax rate in the United Kingdom resulting in a decrease in deferred tax liabilities and income tax expense in the first quarter of transition period 2008, (2) the change in our assertion regarding our initial investment in a foreign subsidiary in the fourth quarter of fiscal 2007 and (3) the impact of the short fiscal year (due to the change in our fiscal year) on our estimated taxable income.
     On October 31, 2007, our board of directors authorized the repurchase by us of up to $60 million of our outstanding common stock, replacing our previously announced stock repurchase authorization. On November 8, 2007, we entered into an accelerated share repurchase agreement with Bank of America, N.A., an unrelated third party, under which we are repurchasing $60 million of our common stock. The material terms of the agreement are as follows:
•	The agreement provides for a capped accelerated share repurchase pursuant to which we will purchase shares of our common stock from Bank of America for an aggregate purchase price of $60 million.

•	On November 8, 2007, we made a payment of $60 million to Bank of America in respect of the shares to be acquired under the agreement. We funded this payment from borrowings under our revolving credit facility.

•	Bank of America made an initial delivery to us of 1.6 million shares of our common stock on November 16, 2007, and an additional delivery to us of 0.3 million shares of our common stock on November 20, 2007, with these 1.9 million shares being the minimum number of shares of our common stock that we will receive.

•	The actual per share purchase price and the number of shares to be repurchased will be based on the volume weighted average price, or VWAP, of our common stock over a specified calculation period, beginning on November 20, 2007 and ending no earlier than March 19, 2008 and no later than May 19, 2008. The purchase price we will pay under the agreement will not exceed $30.95556 per share.

•	At the end of the repurchase program, Bank of America will be required to deliver additional shares if the VWAP over the specified calculation period is below $30.95556.

•	The agreement contains other terms and conditions governing the accelerated stock repurchase, including the circumstances under which Bank of America is permitted to terminate the program early or extend the repurchase period and the circumstances under which we may be required to purchase shares at a price in excess of the cap price or would receive shares representing less than $60 million of the VWAP for our common stock during the calculation period.
     The share repurchase did not have a significant impact on our results of operations in the second quarter of transition period 2008 as the benefit of the reduction in shares outstanding upon delivery of the shares was substantially offset by the interest expense on the $60 million of borrowings we made under our revolving credit facility to fund our payment to Bank of America under the accelerated share repurchase agreement.
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

	Second Quarter			First Six Months
	Transition			Transition
	Period	Fiscal	Percent	Period	Fiscal	Percent
	2008	2007	Change	2008	2007	Change

Net sales	$294,486	$290,987	1.2%	$532,433	$575,065	(7.4%)
Cost of goods sold	179,566	179,187	0.2%	320,062	355,154	(9.9%)

Gross profit	114,920	111,800	2.8%	212,371	219,911	(3.4%)
Selling, general and administrative expenses	94,706	89,124	6.3%	183,567	175,570	4.6%
Amortization of intangible assets	1,202	1,550	(22.5%)	2,392	3,097	(22.8%)
Royalties and other operating income	5,475	3,894	40.6%	9,259	6,786	36.4%

Operating income	24,487	25,020	(2.1%)	35,671	48,030	(25.7%)
Interest expense, net	5,930	5,951	(0.4%)	10,926	11,443	(4.5%)

Earnings before income taxes	18,557	19,069	(2.7%)	24,745	36,587	(32.4%)
Income taxes	5,954	6,924	(14.0%)	7,366	13,287	(44.6%)

Net earnings from continuing operations	12,603	12,145	3.8%	17,379	23,300	(25.4%)
Earnings (loss) from discontinued operations, net of taxes	—	8	(100.0%)	—	(197)	(100.0%)

Net earnings	$12,603	$12,153	3.7%	$17,379	$23,103	(24.8%)

     The following table sets forth the line items in our consolidated statements of earnings as a percentage of net sales. We have calculated all percentages based on actual data, but columns may not add due to rounding.

	Percent of Net Sales
	Second Quarter		First Six Months
	Transition		Transition
	Period	Fiscal	Period	Fiscal
	2008	2007	2008	2007

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	61.0%	61.6%	60.1%	61.8%

Gross profit	39.0%	38.4%	39.9%	38.2%
Selling, general and administrative expenses	32.2%	30.6%	34.5%	30.5%
Amortization of intangible assets, net	0.4%	0.5%	0.4%	0.5%
Royalties and other operating income	1.9%	1.3%	1.7%	1.2%

Operating income	8.3%	8.6%	6.7%	8.4%
Interest expense, net	2.0%	2.0%	2.1%	2.0%

Earnings before income taxes	6.3%	6.6%	4.6%	6.4%
Income taxes	2.0%	2.4%	1.4%	2.3%

Net earnings from continuing operations	4.3%	4.2%	3.3%	4.1%

Earnings (loss) from discontinued operations, net of taxes	0.0%	(0.0%)	0.0%	0.0%

Net earnings	4.3%	4.2%	3.3%	4.0%

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
     Tommy Bahama designs, sources and markets collections of men’s and women’s sportswear and related products under brands that include Tommy Bahama®, Indigo Palms® and Island Soft®. Tommy Bahama’s products can be found in our own retail stores and on our e-commerce website as well as in certain department stores and independent specialty stores throughout the United States. The target consumers of Tommy Bahama are affluent 35 and older men and women who embrace a relaxed and casual approach to daily living. We also license the Tommy Bahama name for a wide variety of product categories.
     Ben Sherman is a London-based designer, marketer and distributor of branded sportswear and footwear. We also license the Ben Sherman® name to third parties for various product categories. Ben Sherman was established in 1963 as an edgy, young men’s, “Mod”-inspired shirt brand and has evolved into a global lifestyle brand of apparel and footwear targeted at youthful-thinking men and women ages 19 to 35. We offer a full Ben Sherman sportswear collection, as well as tailored clothing, footwear and accessories. Our Ben Sherman products can be found in certain department stores and a variety of independent specialty stores, as well as in our own Ben Sherman retail stores and on our e-commerce websites.
     Lanier Clothes designs and markets branded and private label men’s suits, sportcoats, suit separates and dress slacks across a wide range of price points. Our Lanier Clothes branded products include Nautica®, Kenneth Cole®, Dockers®, O Oscar™ and Geoffrey Beene®, all of which trademarks are licensed to us by third parties. In fiscal 2006, we acquired the Arnold Brant® brand, which is an upscale tailored brand that is intended to blend modern elements of style with affordable luxury. In addition to the branded businesses, we design and source certain private label tailored clothing products. Significant private label brands include Stafford®, Alfani®, Tasso Elba® and Lands’ End®. Our Lanier Clothes products are sold to national chains, department stores, mass merchants, specialty stores, specialty catalog retailers and discount retailers throughout the United States.
     Oxford Apparel produces branded and private label dress shirts, suited separates, sport shirts, casual slacks, outerwear, sweaters, jeans, swimwear, westernwear and golf apparel. We design and source certain private label programs for several customers, including programs for Lands’ End, LL Bean and Eddie Bauer. Owned brands of Oxford Apparel include Oxford Golf®, Solitude®, Wedge®, Kona Wind™, Tranquility Bay™, Ely®, Cattleman® and Cumberland Outfitters®. Oxford Apparel also owns a two-thirds interest in the entity that owns the Hathaway trademark in the United States and several other countries. Oxford Apparel also licenses from third parties the right to use the Tommy Hilfiger®, Dockers® and United States Polo Association® trademarks for certain apparel products. Our Oxford Apparel products are sold to a variety of department stores, mass merchants, specialty catalog retailers, discount retailers, specialty retailers, “green grass” golf merchants and Internet retailers throughout the United States.
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

     The information below presents certain information about our operating groups (in thousands).

	Second Quarter			First Six Months
	Transition			Transition
	Period	Fiscal	Percent	Period	Fiscal	Percent
	2008	2007	Change	2008	2007	Change

Net Sales
Tommy Bahama	$110,297	$107,807	2.3%	$209,495	$211,955	(1.2%)
Ben Sherman	45,576	43,825	4.0%	83,133	82,917	0.3%
Lanier Clothes	51,189	51,121	0.1%	86,770	91,803	(5.5%)
Oxford Apparel	87,091	88,121	(1.2%)	152,426	187,158	(18.6%)
Corporate and Other	333	113	194.7%	609	1,232	(50.6%)

Total Net Sales	$294,486	$290,987	1.2%	$532,433	$575,065	(7.4%)

	Second Quarter			First Six Months
	Transition			Transition
	Period	Fiscal	Percent	Period	Fiscal	Percent
	2008	2007	Change	2008	2007	Change

Operating Income
Tommy Bahama	$14,347	$13,927	3.0%	$27,371	$30,762	(11.0%)
Ben Sherman	5,801	4,741	22.4%	6,543	6,661	(1.8%)
Lanier Clothes	1,955	3,721	(47.5%)	2,262	6,217	(63.6%)
Oxford Apparel	7,288	5,228	39.4%	10,889	11,423	(4.7%)
Corporate and Other	(4,904)	(2,597)	(88.8%)	(11,394)	(7,033)	(62.0%)

Total Operating Income	$24,487	$25,020	(2.1%)	$35,671	$48,030	(25.7%)

     For further information regarding our operating groups, see Note 4 to our unaudited condensed consolidated financial statements included in this report and Part I, Item 1. Business in our fiscal 2007 Form 10-K.
SECOND QUARTER OF TRANSITION PERIOD 2008 COMPARED TO SECOND QUARTER OF FISCAL 2007
     The discussion below compares our operating results for the second quarter of transition period 2008 to the second quarter of fiscal 2007. Each percentage change provided below reflects the change between these periods unless indicated otherwise.
     Net sales increased $3.5 million, or 1.2%, in the second quarter of transition period 2008 as a result of the changes discussed below.
     Tommy Bahama reported an increase in net sales of $2.5 million, or 2.3%. The increase was primarily due to an increase in the average selling price per unit of 11.1%. This increase in the average selling price per unit resulted from an increase in the average selling price per unit in wholesale sales due primarily to fewer off price wholesale sales occurring in the second quarter of transition period 2008. The increase was also due to the increased ratio of Tommy Bahama retail sales as a percentage of total Tommy Bahama sales. The increase in retail sales was due to an increase in the total number of Tommy Bahama retail stores, excluding licensed stores, to 72 at November 30, 2007 from 63 at December 1, 2006 and the launch of Tommy Bahama’s e-commerce site in the second quarter of transition period 2008.
     These factors were partially offset by a decrease in unit sales of 8.6% due to the difficult retail environment which continued in the second quarter of transition period 2008 at our own retail stores and our wholesale customers’ stores, particularly in Florida, California, Nevada and Arizona.

     Ben Sherman reported an increase in net sales of $1.8 million, or 4.0%. The increase in net sales was primarily due to an increase in the average selling price per unit of 14.6%, resulting primarily from a 7.5% increase in the average exchange rate between the United States dollar and the British pound sterling and a larger percentage of total sales being retail sales rather than wholesale sales during the current period. We operated three additional full-price Ben Sherman retail stores at November 30, 2007 compared to December 1, 2006. The increase in average selling price per unit was partially offset by a decrease in unit sales of 9.3% primarily resulting from a unit sales decrease in the Ben Sherman U.K. wholesale business and the termination of the Evisu denim distribution agreement in the United States. The decline in the Ben Sherman U.K. operations was primarily due to our continuing efforts to restrict distribution of our Ben Sherman products and the increasingly difficult retail environment in the U.K.
     Lanier Clothes reported an increase in net sales of less than $0.1 million, or 0.1%. The increase was primarily due to an increase in unit sales of 9.3% which was partially offset by a decline in the average selling price per unit of 8.4%. The decrease in the average selling price per unit was primarily due to weak demand in the moderate tailored clothing market, particularly in the chain and department store channels of distribution.
     Oxford Apparel reported a decrease in net sales of $1.0 million, or 1.2%. The decrease was primarily due to a decrease in the average selling price per unit of 6.5% partially offset by an increase in unit sales of 5.7%. The decrease in net sales was anticipated in connection with the strategy we implemented in the latter part of fiscal 2007 to focus on key product categories, exit certain underperforming lines of business and make improvements to the cost structure. The sales from many of the lines that were exited were offset by sales growth in our continuing lines of business, particularly in our dress shirts business.
     Gross profit increased 2.8% in the second quarter of transition period 2008. The increase was due to increased sales, as described above, and higher gross margins. Gross margins increased to 39.0% during the second quarter of transition period 2008 from 38.4% during the second quarter of fiscal 2007. The increase was primarily due to decreased wholesale sales and the increased proportion of branded and retail sales, which have higher gross margins.
     Our gross profit may not be directly comparable to those of our competitors, as income statement classifications of certain expenses may vary by company.
     Selling, general and administrative expenses, or SG&A, increased 6.3% in the second quarter of transition period 2008. SG&A was 32.2% of net sales in the second quarter of transition period 2008 compared to 30.6% in the second quarter of fiscal 2007. The increase in SG&A was primarily due to the expenses associated with operating additional Tommy Bahama and Ben Sherman retail stores.
     Amortization of intangible assets decreased 22.5% in the second quarter of transition period 2008. The change was primarily due to certain intangible assets acquired as part of our previous acquisitions, which generally have a greater amount of amortization in the earlier periods following the acquisition than later periods. We expect that amortization expense will decrease in future periods unless we acquire additional intangible assets with definite lives.
     Royalties and other operating income increased 40.6% in the second quarter of transition period 2008. The increase was primarily due to increased royalty income from the Tommy Bahama and Ben Sherman brands.
     Operating income decreased 2.1% in the second quarter of transition period 2008 due to the changes discussed below.
     Tommy Bahama reported a $0.4 million, or 3.0%, increase in operating income in the second quarter of transition period 2008. The net increase was primarily due to increased sales, as discussed above, and an increase in royalty income partially offset by the higher SG&A associated with operating additional retail stores.
     Ben Sherman reported a $1.1 million, or 22.4%, increase in operating income in the second quarter of transition period 2008. The net increase was primarily due to changes in net sales discussed above and the increase in royalty income for the Ben Sherman brand.
     Lanier Clothes reported a $1.8 million, or 47.5%, decrease in operating income in the second quarter of transition period 2008. The net decrease was primarily due to lower gross margins caused by weak demand in the moderate tailored clothing market, particularly in the chain and department store channels of distribution.

     Oxford Apparel reported a $2.1 million, or 39.4%, increase in operating income in the second quarter of transition period 2008. The net increase was primarily due to the earnings growth resulting from efforts to focus on key product categories, our exit from certain underperforming lines of business and improvements to the cost structure.
     The Corporate and Other expenses increased 88.8% in the second quarter of transition period 2008. The increase in the operating loss was primarily due to the impact of LIFO accounting adjustments in the two periods, the discontinuation of the fees we had been receiving for providing corporate administrative services to the purchaser of the assets of the Womenswear Group pursuant to a transition services agreement and the closure of our internal trucking operation during the current quarter.
     Interest expense, net decreased 0.4% in the second quarter of transition period 2008. The decrease in interest expense was primarily due to a lower average debt outstanding offset by higher interest rates during the second quarter of transition period 2008. We anticipate that interest expense in future quarters will increase compared to the current quarter due to the additional $60 million in borrowings resulting from the accelerated share repurchase program.
     Income taxes were at an effective tax rate of 32.1% for the second quarter of transition period 2008 as compared to 36.3% for the second quarter of fiscal 2007. The decrease in the effective rate was primarily due to the change, during the fourth quarter of fiscal 2007, in our assertion regarding our initial investment in a foreign subsidiary, which is now considered permanently reinvested, and the impact of the short fiscal year (due to the change in our fiscal year) on our estimated taxable income.
     We believe our annual effective tax rate, before the impact of any discrete events, including but not limited to changes in enacted rates, the impact of a short fiscal year or resolution of contingency reserves during the year, is approximately 34.0% to 34.5%.
     Discontinued operations in fiscal 2007 includes incidental items related to the operations of our Womenswear Group, which was disposed of on June 2, 2006.
FIRST SIX MONTHS OF TRANSITION PERIOD 2008 COMPARED TO FIRST SIX MONTHS OF FISCAL 2007
     The discussion below compares our operating results for the first six months of transition period 2008 to the first six months of fiscal 2007. Each percentage change provided below reflects the change between these periods unless indicated otherwise.
     Net sales decreased $42.6 million, or 7.4%, in the first six months of transition period 2008 as a result of the changes discussed below.
     Tommy Bahama reported a decrease in net sales of $2.5 million, or 1.2%. The decrease was primarily due to a decrease in unit sales of 9.4% resulting from some larger wholesale customers deferring the receipt of certain shipments during transition period 2008, which we expect to continue in future periods, and the difficult retail environment in the first six months of transition period 2008 at our own retail stores and our wholesale customers’ stores, particularly in Florida, California, Nevada and Arizona.
     These factors were partially offset by an increase in retail sales due to the total number of Tommy Bahama retail stores, excluding licensed stores, increasing to 72 at November 30, 2007 from 63 at December 1, 2006, the launch of the Tommy Bahama e-commerce site in the second quarter of transition period 2008 and an increase in the average selling price per unit of 7.6%. The increase in the average selling price per unit was primarily due to our sales of Tommy Bahama products at retail representing a larger portion of total Tommy Bahama sales in the first six months of transition period 2008 as well as an increase in the average selling price per unit at wholesale due to fewer off price sales occurring in the first six months of transition period 2008.
     Ben Sherman reported an increase in net sales of $0.2 million, or 0.3%. The increase in net sales was primarily due to an increase in the average selling price per unit of 10.3% resulting primarily from a 7.3% increase in the average exchange rate between the United States dollar and the British pound sterling and a larger percentage of total sales being retail sales rather than wholesale sales during the current period. The increase in average selling price per unit was partially offset by a decrease in unit sales of 9.1% primarily resulting from a unit sales decrease in the Ben Sherman wholesale businesses. The decline in the Ben Sherman wholesale operations was primarily due to our continuing efforts to restrict distribution of Ben Sherman products and decrease inventory levels at retail as well as the termination of the Evisu denim distribution agreement in the United States.

     Lanier Clothes reported a decrease in net sales of $5.0 million, or 5.5%. The decrease was primarily due to a decline in the average selling price per unit of 9.7%, partially offset by a unit sales increase of 4.6%. The decrease in the average selling price per unit was primarily due to weak demand in the moderate tailored clothing market, particularly in the chain and department store channels of distribution.
     Oxford Apparel reported a decrease in net sales of $34.7 million, or 18.6%. The decrease was primarily due to a decrease in unit sales of 16.4% and a decrease in the average selling price per unit of 2.6%. The decreases in net sales and unit sales were anticipated in connection with the strategy we implemented in the latter part of fiscal 2007 to focus on key product categories and exit underperforming lines of business. This decline in net sales was more significant in the first quarter of transition period 2008 than the second quarter of transition period 2008.
     Gross profit decreased 3.4% in the first six months of transition period 2008. The decrease was due to lower sales, as described above, partially offset by higher gross margins. Gross margins increased to 39.9% during the first six months of transition period 2008 from 38.2% during the first six months of fiscal 2007. The increase was primarily due to the increased proportion of Tommy Bahama and Ben Sherman retail sales, which have higher gross margins, and decreased sales in our wholesale businesses, particularly in the Oxford Apparel Group in the first quarter of transition period 2008.
     Our gross profit may not be directly comparable to those of our competitors, as income statement classifications of certain expenses may vary by company.
     SG&A increased 4.6% in the first six months of transition period 2008. SG&A was 34.5% of net sales in the first six months of transition period 2008 compared to 30.5% in the first six months of fiscal 2007. The increase in SG&A was primarily due to the expenses associated with operating additional Tommy Bahama and Ben Sherman retail stores. The increase as a percentage of net sales was due to the reduction in net sales for the first six months of transition period 2008 compared to the first six months of fiscal 2007 and the increase in total SG&A.
     Amortization of intangible assets decreased 22.8% in the first six months of transition period 2008. The change was primarily due to certain intangible assets acquired as part of our previous acquisitions, which generally have a greater amount of amortization in the earlier periods following the acquisition than later periods. We expect that amortization expense will decrease in future years unless we acquire additional intangible assets with definite lives.
     Royalties and other operating income increased 36.4% in the first six months of transition period 2008. The increase was primarily due to increased royalty income from the Tommy Bahama and Ben Sherman brands and our share of equity income received from an unconsolidated entity that owns the Hathaway trademark in the United States and several other countries, which we acquired in the first quarter of fiscal 2007.
     Operating income decreased 25.7% in the first six months of transition period 2008 due to the changes discussed below.
     Tommy Bahama reported a $3.4 million, or 11.0%, decrease in operating income in the first six months of transition period 2008. The net decrease was primarily due to lower net sales, as discussed above, and higher SG&A due to the additional Tommy Bahama retail stores which we opened subsequent to December 1, 2006. This was partially offset by an increase in gross margin due to fewer off-price sales and an increase in royalty income.
     Ben Sherman reported a $0.1 million, or 1.8%, decrease in operating income in the first six months of transition period 2008. The net decrease was primarily due to the decrease in sales in the United States and United Kingdom wholesale businesses, as discussed above, partially offset by increased sales at our own retail locations and higher royalty income.
     Lanier Clothes reported a $4.0 million, or 63.6%, decrease in operating income in the first six months of transition period 2008. The net decrease was primarily due to lower gross margins caused by weak demand in the moderate tailored clothing market, particularly in the chain and department store channels of distribution.

     Oxford Apparel reported a $0.5 million, or 4.7%, decrease in operating income in the first six months of transition period 2008. The net decrease was primarily due to reduced net sales, as discussed above. We also incurred charges totaling $1.2 million during the first six months of transition period 2008 related to the disposal of our Tegucigalpa, Honduras manufacturing facility. These items were partially offset by reduced S,G&A expenses from lines of business that we exited and increased equity income from the unconsolidated entity that owns the Hathaway trademark, which we acquired in the first quarter of fiscal 2007.
     The Corporate and Other expenses increased 62.0% in the first six months of transition period 2008. The increase in the operating loss was primarily due to the impact of LIFO accounting adjustments in the two periods, the discontinuation of the fees we had been receiving for providing corporate administrative services to the purchaser of the assets of the Womenswear Group pursuant to a transition services agreement and the closure of our internal trucking operation during the second quarter of transition period 2008.
     Interest expense, net decreased 4.5% in the first six months of transition period 2008. The decrease in interest expense was primarily due to a lower average debt outstanding offset by higher interest rates during the first six months of transition period 2008.
     Income taxes were at an effective tax rate of 29.8% for the first six months of transition period 2008 as compared to 36.3% for the first six months of fiscal 2007. The decrease in the effective rate reflects (1) the impact on our deferred tax balances as a result of a change in the enacted tax rate in the United Kingdom, (2) the change, during the fourth quarter of fiscal 2007, in our assertion regarding our initial investment in a foreign subsidiary, which is now considered permanently reinvested and (3) the impact of the short fiscal year (due to the change in our fiscal year) on our estimated taxable income.
     We believe our annual effective tax rate, before the impact of any discrete events, including but not limited to changes in enacted rates, the impact of a short fiscal year or resolution of contingency reserves during the year, is approximately 34.0% to 34.5%.
     Discontinued operations in fiscal 2007 includes incidental items related to the operations of our Womenswear Group, which was disposed of on June 2, 2006.
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
     Our primary source of revenue and cash flow is our operating activities in the United States and to some extent the United Kingdom. When cash inflows are less than cash outflows, we also have access to amounts under our U.S. Revolver and U.K. Revolver, subject to their terms, each of which are described below. We may seek to finance future capital investment programs through various methods, including, but not limited to, cash flow from operations, borrowings under our current or additional credit facilities and sales of debt or equity securities.
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
     Cash and cash equivalents on hand was $21.5 million at November 30, 2007 and $8.8 million at December 1, 2006, respectively.
Operating Activities
     During the first six months of transition period 2008, our continuing operations provided $6.6 million of cash compared to using $10.7 million of cash during the first six months of fiscal 2007. The operating cash flows were primarily the result of earnings from continuing operations for the period adjusted for non-cash activities such as depreciation and amortization and changes in our working capital accounts. In the first six months of transition period 2008, the significant changes in working capital included higher amounts of receivables and inventories partially offset by higher current liabilities and non-current liabilities, each as discussed below. In the first six months of fiscal 2007, the significant changes in working capital included significant increases in receivables and inventories and significant reductions in current liabilities.

     Our working capital ratio, which is calculated by dividing total current assets by total current liabilities, was 2.25:1, 2.35:1 and 2.67:1 at November 30, 2007, June 1, 2007 and December 1, 2006, respectively. The change in our working capital ratio between November 30, 2007 and December 1, 2006 was due to the 23.4% increase in current liabilities, partially offset by the 4.1% increase in current assets, as discussed below.
     Receivables, net were $164.6 million and $166.7 million at November 30, 2007 and December 1, 2006, respectively, representing a decrease of 1.3%. The decrease was primarily due to the lower wholesale sales in the second quarter of transition period 2008. Days’ sales outstanding for our wholesale accounts receivable was 57 days and 59 days at November 30, 2007 and December 1, 2006, respectively.
     Inventories were $140.9 million and $139.0 million at November 30, 2007 and December 1, 2006, respectively, an increase of 1.4%. Inventory for the Tommy Bahama operating group increased to support additional retail stores. Tommy Bahama inventory levels were also impacted by the deferral of certain shipments by some of our larger customers and the difficult retail environment during the first six months of transition period 2008. Inventory levels at Ben Sherman decreased due to reductions of excess inventory in our Ben Sherman U.S. wholesale business. Inventory for Lanier Clothes decreased slightly compared to December 1, 2006. Although we have made progress in reducing our inventory levels for Lanier Clothes since June 1, 2007, at November 30, 2007, we continue to have higher than optimal levels of inventory in our replenishment programs and seasonal inventories. We expect the inventory levels for Lanier Clothes to decrease to a more optimal level before the end of the second quarter of fiscal 2008. Inventory levels for Oxford Apparel were relatively consistent with the prior year. Our days’ supply of inventory on hand, using a FIFO basis, was 110 days and 99 days as of November 30, 2007 and December 1, 2006, respectively, due to the changes by operating group discussed above.
     Prepaid expenses were $20.7 million and $19.6 million at November 30, 2007 and December 1, 2006, respectively. The increase in prepaid expenses was primarily due to the timing of payments for certain operating expenses, including marketing and advertising.
     Current liabilities, excluding current liabilities related to discontinued operations, were $154.4 million and $119.6 million at November 30, 2007 and December 1, 2006, respectively, representing an increase of 29.0%. The increase in current liabilities was primarily due to the additional borrowing under the U.S. Revolver classified as current liabilities as of November 30, 2007 and the timing of the $8.9 million interest payment on our Senior Unsecured Notes which occurred after the end of the second quarter of transition period 2008 but prior to the end of the second quarter in fiscal 2007.
     Current liabilities related to discontinued operations were $0.0 million and $5.5 million at November 30, 2007 and December 1, 2006, respectively. The current liabilities related to discontinued operations at December 1, 2006 were paid during the third quarter of fiscal 2007.
     Non-current deferred income taxes were $71.2 million and $81.1 million at November 30, 2007 and December 1, 2006, respectively. The change resulted primarily from the reclassification of approximately $3.7 million from non-current deferred income taxes to other non-current liabilities as a result of the adoption of FIN 48 in the first quarter of transition period 2008 and the impact on our deferred tax balances as a result of a change in the enacted tax rate in the United Kingdom and changes in property, plant and equipment basis differences.
     Other non-current liabilities, which primarily consist of deferred rent and deferred compensation amounts, were $52.1 million and $35.1 million at November 30, 2007 and December 1, 2006, respectively. The increase was primarily due to the recognition of additional deferred rent and deferred compensation during the twelve months subsequent to December 1, 2006 and the reclassification of approximately $5.3 million to other non-current liabilities from income taxes payable and non-current deferred income taxes as a result of the adoption of FIN 48 in the first quarter of transition period 2008.
Investing Activities
     During the first six months of transition period 2008, investing activities used $35.9 million in cash. We paid approximately $21.9 million related to acquisitions, primarily consisting of the final Tommy Bahama earn-out payments. Additionally, we incurred $16.4 million of capital expenditures, primarily related to new Tommy Bahama retail stores.

     During the first six months of fiscal 2007, investing activities used $36.4 million in cash. We paid approximately $21.2 million related to acquisitions, consisting of the fiscal 2006 Tommy Bahama earn-out payment and the acquisition of an ownership interest in an unconsolidated entity that owns the Hathaway trademark in the United States and certain other countries. Additionally, we incurred capital expenditures of $15.3 million, primarily related to new Tommy Bahama and Ben Sherman retail stores.
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
Financing Activities
     During the first six months of transition period 2008, financing activities provided $13.4 million in cash. The cash flow used in our investing activities, cash paid related to our $60 million accelerated share repurchase program and dividends on our common shares resulted in the need to borrow additional amounts under our U.S. Revolver during the first six months of transition period 2008. We also received $2.4 million of cash from the exercise of employee stock options. We paid an aggregate of $6.5 million during the first six months of transition period 2008 for dividends on our common shares declared for the first and second quarters of transition period 2008.
     During the first six months of fiscal 2007, financing activities provided $11.1 million in cash, primarily from additional borrowings, net of repayments, under our U.S. Revolver to fund our investments and working capital needs during the period. We also received $2.2 million of cash from the exercise of employee stock options. These cash proceeds were partially offset by the use of cash to pay $8.0 million of dividends on our common shares declared in the fourth quarter of fiscal 2006, the first quarter of fiscal 2007 and the second quarter of fiscal 2007.
     On November 30, 2007, we paid a cash dividend of $0.18 per share to shareholders of record as of November 15, 2007. That dividend is the 190th consecutive quarterly dividend we have paid since we became a public company in July 1960. We expect to pay dividends in future quarters. However, we may decide to discontinue or modify the dividend payment at any time if we determine that other uses of our capital, including, but not limited to, payment of debt outstanding, stock repurchases or funding of future acquisitions, may be in our best interest; if our expectations of future cash flows and future cash needs outweigh the ability to pay a dividend; or if the terms of our credit facilities or indentures limit our ability to pay dividends. We may borrow to fund dividends in the short term based on our expectations of operating cash flows in future periods. All cash flow from operations will not necessarily be paid out as dividends in all periods.
     Debt, including short term debt, was $277.3 million and $217.1 million as of November 30, 2007 and December 1, 2006, respectively. The increase was primarily due to our $60 million share repurchase program, as discussed above.
Cash Flows from Discontinued Operations
     Our discontinued Womenswear Group generated cash flow of $33.7 million during the first six months of fiscal 2007. The cash flows from discontinued operations for the first six months of fiscal 2007 reflects the realization and disposition of retained assets and liabilities after June 2, 2006, the date on which we disposed of our Womenswear Group operations. No cash flows were provided by or used by the Womenswear Group during the first six months of transition period 2008 and we do not anticipate significant cash flows from discontinued operations related to our Womenswear Group in future periods.
Liquidity and Capital Resources
     The table below provides a description of our significant financing arrangements and the amounts outstanding under these financing arrangements (in thousands) at November 30, 2007, June 1, 2007 and December 1, 2006:

	November	June 1,	December
	30, 2007	2007	1, 2006

$280 million U.S. Secured Revolving Credit Facility (“U.S. Revolver”), which accrues interest (6.3% at November 30, 2007), unused line fees and letter of credit fees based upon a pricing grid which is tied to certain debt ratios, requires interest payments monthly with principal due at maturity (July 2009), and is collateralized by substantially all the assets of Oxford Industries, Inc. and our consolidated domestic subsidiaries(1)	$77,500	$—	$17,800

£12 million Senior Secured Revolving Credit Facility (“U.K. Revolver”), which accrues interest at the bank’s base rate plus 1.0%, requires interest payments monthly with principal payable on demand or at maturity (July 2008), and is collateralized by substantially all the United Kingdom assets of Ben Sherman	—	—	75

$200 million Senior Unsecured Notes (“Senior Unsecured Notes”), which accrue interest at 8.875% (effective interest rate of 9.0%) and require interest payments semi-annually on June 1 and December 1 of each year, require payment of principal at maturity (June 2011), are subject to certain prepayment penalties and are guaranteed by our consolidated domestic subsidiaries	200,000	200,000	200,000

Unamortized discount on Senior Unsecured Notes	(616)	(706)	(795)

Other debt	414	403	15

Total debt	277,298	199,697	217,095

Short-term debt and current maturities of long-term debt	(32,914)	(403)	(90)

Long-term debt, less current maturities	$244,384	$199,294	$217,005

(1)	$45.0 million and $32.5 million of the amount outstanding under the U.S. Revolver are classified as long-term debt and current maturities of long-term debt, respectively as of November 30, 2007. The amount classified as long-term debt represents the minimum amount we anticipate outstanding under the U.S. Revolver during the next twelve months.
     Our U.S. Revolver and Senior Unsecured Notes each include certain debt covenant restrictions that require us or our subsidiaries to maintain certain financial ratios that we believe are customary for similar facilities. As of November 30, 2007, we were compliant with all financial covenants and restricted payment provisions related to our debt agreements.
     Our U.S. Revolver also includes limitations on certain restricted payments, including payment of dividends. Pursuant to the U.S. Revolver agreement, subject to other limitations, we may pay dividends if our Total Debt to EBITDA ratio, as defined in the U.S. Revolver agreement, for the four preceding quarters would have been not more than 3.00:1.00 after giving effect to the dividend payment. Additionally, our Senior Unsecured Notes include limitations on the payment of dividends. Pursuant to the indenture governing our Senior Unsecured Notes, we may make certain Restricted Payments, as defined in the indenture, to the extent that the sum of the Restricted Payments do not exceed the allowable amount described in the indenture. Restricted Payments include the payment of dividends, the repurchase of our common shares, repayment of certain debt, the payment of amounts pursuant to earn-out agreements and certain investments. The allowable amount includes 50% of GAAP net income, as adjusted, cash proceeds from the issuance of shares of our common stock including stock options and restricted stock awards and certain other items. We were compliant with these limitations as of November 30, 2007 and do not anticipate that our U.S. Revolver or Senior Unsecured Notes will limit our ability to pay dividends during the twelve months subsequent to November 30, 2007.
     Our U.S. Revolver and U.K. Revolver are used to finance trade letters of credit and standby letters of credit, as well as provide funding for other operating activities and acquisitions. As of November 30, 2007, approximately $57.7 million of trade letters of credit and other limitations on availability were outstanding against our U.S. Revolver and the U.K. Revolver. The aggregate net availability under our U.S. Revolver and U.K. Revolver agreements was approximately $169.7 million as of November 30, 2007 subject to the respective limitations on borrowings set forth in our U.S. Revolver, U.K. Revolver and the indenture for the Senior Unsecured Notes.

     Our Senior Unsecured Notes are subject to redemption at any time after June 1, 2007, at our option, in whole or in part, on not less than 30 nor more than 60 days’ prior notice. During the period from June 1, 2007 through May 31, 2008, the amount paid at redemption would be equal to 104.438% of the aggregate principal amount of the Senior Unsecured Notes to be redeemed together with accrued and unpaid interest, if any, to the date of redemption. During the period from June 1, 2008 through May 31, 2009, the amount paid at redemption would be equal to 102.219% of the aggregate principal amount of the Senior Unsecured Notes to be redeemed together with accrued and unpaid interest, if any, to the date of redemption. Subsequent to June 1, 2009, the amount paid at redemption would be equal to 100.000% of the aggregate principal amount of the Senior Unsecured Notes to be redeemed together with accrued and unpaid interest, if any, to the date of redemption.
     Our debt to total capitalization ratio was 40%, 31% and 34% at November 30, 2007, June 1, 2007 and December 1, 2006, respectively. The change in this ratio from December 1, 2006 was primarily a result of our $60 million share repurchase program discussed above, which we funded from borrowings under our U.S. Revolver. Our debt level, as well as the ratio of debt to total capitalization, in future years may not be comparable to historical amounts as we continuously assess and periodically make changes to our capital structure and may make additional acquisitions, investments or repurchases of shares in the future.
     We anticipate that we will be able to satisfy our ongoing cash requirements, which generally consist of working capital needs, capital expenditures (primarily for the opening of retail stores) and interest payments on our debt during the twelve months subsequent to November 30, 2007, primarily from cash on hand and cash flow from operations supplemented by borrowings under our lines of credit, as necessary. Our need for working capital is typically seasonal with the greatest requirements generally existing from October through March as we build inventory for the spring/summer season. Our capital needs will depend on many factors, including our growth rate, the need to finance increased inventory levels and the success of our various products.
     If appropriate investment opportunities arise that exceed the availability under our existing credit facilities, we believe that we will be able to fund such acquisitions through additional or refinanced debt facilities or the issuance of additional equity. However, during the period that our share repurchase program is active, we may not be able to issue additional equity. In addition, our ability to obtain additional borrowings or refinance our credit facilities will depend on many factors, including the prevailing market conditions, our financial condition and our ability to negotiate favorable terms and conditions. There is no assurance that financing would be available on terms that are acceptable or favorable to us, if at all. At maturity of our U.K. Revolver, U.S. Revolver and Senior Unsecured Notes, we anticipate that we will be able to refinance the facilities and debt with terms available in the market at that time.
     Our contractual obligations as of November 30, 2007 have not changed significantly from the contractual obligations outstanding at June 1, 2007 other than changes in the amounts outstanding under the U.S. Revolver and U.K. Revolver, amounts outstanding pursuant to letters of credit (both as discussed above) and new leases entered into for additional retail stores, none of which occurred outside the ordinary course of business.
     Our anticipated capital expenditures for the eight months of transition period 2008 are expected to be approximately $25 million, including $16.4 million incurred during the first six months of transition period 2008. These expenditures primarily relate to the continued expansion of our Tommy Bahama and Ben Sherman retail operations.
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
     In the normal course of business we offer certain discounts or allowances to our wholesale customers. Wholesale operations’ sales are recorded net of such discounts, allowances, advertising support not specifically relating to the reimbursement for actual advertising expenses by our customers and provisions for estimated returns. As certain allowances and other deductions are not finalized until the end of a season, program or other event which may not have occurred yet, we estimate such discounts and allowances on an ongoing basis. Significant considerations in determining our estimates for discounts and allowances to wholesale customers include historical and current trends, projected seasonal results, an evaluation of current economic conditions and retailer performance. Actual discounts and allowances to our wholesale customers have not differed materially from our estimates in prior periods. As of November 30, 2007, our total reserves for discounts and allowances were approximately $17.7 million, and therefore, a hypothetical change in our allowances of 10% would have a pre-tax impact of $1.8 million on net earnings.
     In circumstances where we become aware of a specific customer’s inability to meet its financial obligations, a specific reserve for bad debts is taken as a reduction to accounts receivable to reduce the net recognized receivable to the amount reasonably expected to be collected. For all other customers, we recognize estimated reserves for bad debts and uncollectible chargebacks based on our historical collection experience, the financial condition of our customers, an evaluation of current economic conditions and anticipated trends, each of which are subjective and require certain assumptions. Actual charges for uncollectible amounts have not differed materially from our estimates in prior periods. As of November 30, 2007, our allowance for doubtful accounts was approximately $2.2 million, and therefore, a change in our reserves of 10% would have a pre-tax impact of approximately $0.2 million on net earnings.
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

     For consolidated financial reporting, approximately $64.2 million of our inventories are valued at the lower of LIFO cost or market after deducting the $39.7 million LIFO reserve as of November 30, 2007. Approximately $76.7 million of our inventories are valued at the lower of FIFO cost or market as of November 30, 2007. LIFO inventory calculations are made on a legal entity basis which does not correspond to our operating group definitions, but generally our inventories valued at the lower of LIFO cost or market relate to our historical businesses included in the Lanier Clothes and Oxford Apparel groups and our inventories valued at the lower of FIFO cost or market relate to recently acquired businesses. LIFO inventory accounting adjustments are not allocated to the respective operating groups. LIFO reserves are based on the Producer Price Index as published by the United States Department of Labor. We write down inventories valued at the lower of LIFO cost or market when LIFO exceeds market value. The impact of accounting for inventories on the LIFO method is reflected in Corporate and Other for operating group reporting purposes included in Note 4 to our consolidated financial statements and in the results of operations in our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report.
     A change in the markdowns of our inventory valued at the lower of LIFO cost or market method would not be expected to have a material impact on our consolidated financial statements due to the existence of our LIFO reserve of $39.7 million as of November 30, 2007. A hypothetical 10% change in the amount of markdowns for inventory valued on the lower of FIFO cost or market method would have a pre-tax impact of approximately $0.2 million on net earnings.
Goodwill, net
     Goodwill is recognized as the amount by which the cost to acquire a company or group of assets exceeds the fair value of assets acquired less any liabilities assumed at acquisition. Such goodwill is allocated to the respective reporting unit at the time of acquisition. Goodwill is not amortized but instead is evaluated for impairment annually or more frequently if events or circumstances indicate that the goodwill might be impaired. The evaluation of the recoverability of goodwill includes valuations of each applicable underlying business using fair value techniques and market comparables which may include a discounted cash flow analysis or an independent appraisal.
     Significant estimates included in such a valuation include future cash flow projections of the business, which are based on our future expectations for the business. Additionally, the discount rate used in this analysis is an estimate of the risk-adjusted market-based cost of capital. If this analysis indicates an impairment of goodwill balances, the impairment is recognized in the consolidated financial statements. Such estimates of future operating results and discount rates involve significant uncertainty, and if our plans or anticipated results change, the impact on our financial statements could be significant.
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
Income Taxes
     Significant judgment is required in determining the provision for income taxes for a company with global operations. The ultimate tax outcome may be uncertain for many transactions. Our provisions are based on federal and projected state statutory rates and take into account our quarterly assessment of permanent book/tax differences, income tax credits and uncertain tax positions. We estimate the effective tax rate for the full fiscal year and record a quarterly income tax provision in accordance with the anticipated annual rate. As the fiscal year progresses, the estimate is refined based upon actual events and earnings by jurisdiction and to reflect changes in our judgment of the likely outcome of uncertain tax positions. This estimation process periodically results in a change to the expected effective tax rate for the fiscal year. When this occurs, we adjust the income tax provision during the quarter in which the change in estimate occurs so that the year-to-date provision reflects the expected annual rate. Income tax expense may also be adjusted for discrete events occurring during the year, such as the enactment of tax rate changes or changes in reserves for uncertain tax positions, which are reflected in the quarter that the changes occur. In fiscal 2007, a 1% increase in the effective tax rate percentage would have impacted net earnings by less than $1.0 million.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Trade Policy Risk
     Under the terms of China’s World Trade Organization (“WTO”) accession agreement, the United States and other WTO members may impose additional duties or quantitative import restrictions (“quotas”) on specific products and specific categories of products from China under certain circumstances. Any such additional duties or quota could cause disruption in our supply chain or adversely impact our business by increasing our cost of goods sold. During fiscal 2007, we sourced approximately 40% of our product purchases from China.
     We benefit from duty-free treatment under international trade agreements and regulations such as the North American Free Trade Agreement and the Andean Trade Preference and Drug Eradication Act. The elimination of such treatment or our inability to qualify for such benefits would adversely impact our business by increasing our cost of goods sold.
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
     As of November 30, 2007, we had approximately $77.9 million of debt outstanding subject to variable interest rates. Our average variable rate borrowings for the first six months of transition period 2008 were $8.1 million, with an average interest rate of 6.8% during the period. Our lines of credit are based on variable interest rates in order to provide the necessary borrowing flexibility we require. To the extent that the amounts outstanding under our variable rate lines of credit change, our exposure to changes in interest rates would also change. If our average interest rate for the first six months of transition period 2008 increased by 100 basis points, our interest expense would have been approximately $0.1 million higher during the first six months of transition period 2008. Interest expense for the first six months of transition period 2008 may not be indicative of interest expense in future years, particularly if we acquire additional businesses or change our capital structure.
     As of November 30, 2007, we had approximately $200 million of fixed rate debt and capital lease obligations outstanding with substantially all the debt, consisting of our Senior Unsecured Notes, having an effective interest rate of 9.0% and maturing in June 2011. Such agreements may result in higher interest expense than could be obtained under variable interest rate arrangements in certain periods, but are primarily intended to provide long-term financing of our capital structure and minimize our exposure to increases in interest rates. A change in the market interest rate impacts the fair value of our fixed rate debt but has no impact on interest incurred or cash flows.
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

     We may from time to time purchase short-term foreign currency forward exchange contracts to hedge against changes in foreign currency exchange rates. During fiscal 2007, foreign currency forward exchange contracts outstanding did not exceed $30 million at any time. When such contracts are outstanding, the contracts are marked to market with the offset being recognized in our consolidated statement of earnings or other comprehensive income if the transaction does not or does, respectively, qualify as a hedge in accordance with accounting principles generally accepted in the United States. As of November 30, 2007, such contracts which had not been settled totaled approximately $3.0 million, all with settlement dates within the next twelve months. The impact of these contracts on our consolidated financial statements was not material as of November 30, 2007.
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
     There have not been any changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the second quarter of transition period 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     In the ordinary course of business, we may become subject to litigation or claims. We are not currently a party to any litigation or regulatory action that we believe could reasonably be expected to have a material adverse effect on our financial position, results of operations or cash flows.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)	During the second quarter of transition period 2008, we did not make any unregistered sales of our securities.

(c)	The table below summarizes our stock repurchases during the second quarter of transition period 2008.

			Total Number of	Maximum
			Shares	Number of Shares
		Average	Purchased as	That May Yet be
	Total Number	Price	Part of Publicly	Purchased Under
	of Shares	Paid per	Announced Plans	the Plans or
Fiscal Month	Purchased (1)	Share (1)	or Programs (1)	Programs (1)

September (9/1/07-9/28/07)	—	—	—	—
October (9/29/07-11/2/07)	—	—	—	—
November (11/3/07-11/30/07)	1,938,261	$30.95556	1,938,261	—

Total	1,938,261	$30.95556	1,938,261	(2)

(1)	On October 31, 2007, our board of directors authorized the repurchase by us of up to $60 million of our outstanding common stock, replacing our previously announced stock repurchase authorization. All of our stock repurchases during the second quarter of transition period 2008 were made pursuant to a $60 million capped accelerated share repurchase agreement with Bank of America, N.A., which was publicly announced on November 8, 2007. The material terms of the agreement are described above under the caption “Overview” in Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, which description is incorporated into this Item 2 by reference. Except in limited circumstances, we will not be required to reissue any of the acquired shares to Bank of America pursuant to the accelerated share repurchase agreement.

(2)	The number of shares delivered to us during the second quarter of transition period 2008 was based on the maximum price per share payable by us pursuant to the accelerated share repurchase agreement with Bank of America, representing 120% of the volume weighted average price (“VWAP”) of our common stock during the period commencing November 8, 2007 and ending November 19, 2007. At the end of the repurchase program, which is expected to occur no earlier than March 19, 2008 and no later than May 19, 2008, Bank of America may be required to deliver additional shares to us if the VWAP over the specified calculation period, beginning on November 20, 2007 and ending concurrently with the end of the repurchase program, is less than $30.95556. At this time, the maximum number of shares that may yet be acquired under the accelerated share repurchase program is not determinable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Our annual meeting of shareholders was held on October 9, 2007. A total of 16,536,024 of our shares were represented in person or by proxy at the meeting. This represented 92.55% of our 17,867,780 shares issued and outstanding as of the record date and entitled to vote at such meeting. At the annual meeting of shareholders:
a.	The shareholders elected each of George C. Guynn, James A. Rubright, Helen B. Weeks and E. Jenner Wood III as a Class III director to hold office until the annual meeting of shareholders held in 2010 and until his or her successor is elected and qualified. The vote tabulation for individual directors was as follows:

Director	For(1)	Against(1)	Abstain(1)
George C. Guynn	16,424,856	0	111,168
James A. Rubright	16,424,856	0	111,168
Helen B. Weeks	16,414,843	2	121,179
E. Jenner Wood III	16,150,131	0	385,893

(1)	Due to a processing error, shareholders holding shares of our common stock in street name were provided with proxy cards that only allowed shareholders to vote their shares “for” a particular director or to “withhold” their shares from voting on a particular director. Based on the number of shares “withheld,” neither we nor the Inspector of Elections at the shareholders meeting deemed the error to be material to the vote on directors.

In addition to the Class III Directors noted above, Cecil D. Conlee, J. Reese Lanier, Sr. and Robert E. Shaw will continue as Class I Directors who will hold office until our annual meeting of shareholders in 2008 and until their respective successors are elected and qualified and J. Hicks Lanier and Clarence H. Smith will continue as Class II Directors who will hold office until our annual meeting of shareholders in 2009 and until their respective successors are elected and qualified.

b.	The shareholders approved the ratification of Ernst & Young, LLP as our independent auditors. The vote tabulation on the proposal was as follows:

				Broker
Proposal	For	Against	Abstain	Non-Vote
Ratification of Independent Auditors	16,508,645	13,321	14,058	N/A
The text of the above proposal is incorporated by reference to Proposal 2 of our definitive proxy statement, dated September 4, 2007, filed with the SEC on September 6, 2007.
ITEM 5. OTHER INFORMATION
On October 8, 2007, our board of directors approved a change to our fiscal year end. In connection with the change in fiscal year end, on January 7, 2008, our board of directors fixed the record date and meeting date for our 2008 annual meeting of shareholders as April 15, 2008 and June 16, 2008, respectively.
ITEM 6. EXHIBITS

3(a)	Restated Articles of Incorporation of Oxford Industries, Inc. Incorporated by reference to Exhibit 3.1 to the Oxford Industries, Inc. Form 10-Q for the fiscal quarter ended August 29, 2003.
3(b)	Bylaws of Oxford Industries, Inc., as amended. Incorporated by reference to Exhibit 3.1 to the Oxford Industries, Inc. Form 8-K filed on October 12, 2007.
10.1	Fourth Amendment and Consent to Amended and Restated Credit Agreement. Incorporated by reference to Exhibit 10.1 to the Oxford Industries, Inc. Form 8-K filed on October 12, 2007.
10.2	First Amendment to the Oxford Industries, Inc. Executive Performance Incentive Plan.*+
10.3	Letter Agreement, dated November 8, 2007, between Oxford Industries, Inc. and Bank of America, N.A. relating to an Issuer Forward Repurchase Transaction.*
10.4	Amendment, dated November 9, 2007, between Oxford Industries, Inc. and Bank of America, N.A. to Letter Agreement relating to an Issuer Forward Repurchase Transaction.*
10.5	Employment Offer Letter to Knowlton J. O’Reilly.*+
31.1	Section 302 Certification by Principal Executive Officer.*
31.2	Section 302 Certification by Principal Financial Officer.*
32	Section 906 Certification by Principal Executive Officer and Principal Financial Officer.*

*	Filed herewith.

+	Exhibit is a management contract or compensatory plan or arrangement.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

January 9, 2008	OXFORD INDUSTRIES, INC.

(Registrant)

/s/ Thomas Caldecot Chubb III

Thomas Caldecot Chubb III
Executive Vice President
(Authorized Signatory and Principal Financial Officer)