Form 10-KT
period 2008-02-02
OXFORD INDUSTRIES INC
filed 2008-04-01
CIK 75288

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended
OR

☑	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from   June 2, 2007 to February 2, 2008
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
NONE
     Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.  Yes ☑        No ☐
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐      No ☑
     As of August 4, 2007, the aggregate market value of the voting stock held by non-affiliates of the registrant (based upon the closing price for the common stock on the New York Stock Exchange on that date) was approximately $510,884,849. For purposes of this calculation only, shares of voting stock directly and indirectly attributable to executive officers, directors and holders of 10% or more of the registrant’s voting stock (based on Schedule 13G filings made as of or prior to August 4, 2007) are excluded. This determination of affiliate status and the calculation of the shares held by any such person are not necessarily conclusive determinations for other purposes. There are no non-voting shares of the registrant.
     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Each Class	Name of Each Exchange on Which Registered	Number of Shares Outstanding as of March 31, 2008

Common Stock, $1 par value	New York Stock Exchange	16,393,112
Documents Incorporated by Reference
     Portions of our definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A relating to the Annual Meeting of Shareholders of Oxford Industries, Inc. to be held on June 16, 2008, are incorporated by reference in Part III of this Form 10-K. We intend to file such proxy statement with the Securities and Exchange Commission not later than June 1, 2008.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS
     Our Securities and Exchange Commission filings and public announcements often include forward-looking statements about future events. Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “will” and similar expressions identify forward-looking statements, which generally are not historical in nature. We intend for all such forward-looking statements contained herein, the entire contents of our website, and all subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf, to be covered by the safe harbor provisions for forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (which Sections were adopted as part of the Private Securities Litigation Reform Act of 1995). Important assumptions relating to these forward-looking statements include, among others, assumptions regarding general and regional economic conditions, including those that affect consumer demand and spending, demand for our products, timing of shipments to our wholesale customers, expected pricing levels, competitive conditions, the timing and cost of planned capital expenditures, expected synergies in connection with acquisitions and joint ventures, costs of products and raw materials we purchase and expected outcomes of pending or potential litigation and regulatory actions. Forward-looking statements reflect our current expectations, based on currently available information, and are not guarantees of performance. Although we believe that the expectations reflected in such forward-looking statements are reasonable, these expectations could prove inaccurate as such statements involve risks and uncertainties, many of which are beyond our ability to control or predict. Should one or more of these risks or uncertainties, or other risks or uncertainties not currently known to us or that we currently deem to be immaterial, materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Important factors relating to these risks and uncertainties include, but are not limited to, those described in Part I, Item 1A. Risk Factors and elsewhere in this report and those described from time to time in our future reports filed with the Securities and Exchange Commission.
     We caution that one should not place undue reliance on forward-looking statements, which speak only as of the date on which they are made. We disclaim any intention, obligation or duty to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
DEFINITIONS
     As used in this report, unless the context requires otherwise, “our,” “us” and “we” mean Oxford Industries, Inc. and its consolidated subsidiaries. Also, the terms “FASB,” “SFAS,” “EITF” and “SEC” mean the Financial Accounting Standards Board, Statement of Financial Accounting Standards, Emerging Issues Task Force and the U.S. Securities and Exchange Commission, respectively.

     On October 8, 2007, our board of directors approved a change to our fiscal year end. Effective with our fiscal year which commenced on June 2, 2007, our fiscal year ends at the end of the Saturday closest to January 31 and will, in each case, begin at the beginning of the day next following the last day of the preceding fiscal year. Accordingly, there was a transition period from June 2, 2007 through February 2, 2008. We have filed a Form 10-Q for the quarters ended August 31, 2007 and November 30, 2007 and are filing this transition report on Form 10-K for the transition period from June 2, 2007 through February 2, 2008. Additionally, the terms listed below (or words of similar import) reflect the respective period noted:

Fiscal 2009	52 weeks ending January 30, 2010
Fiscal 2008	52 weeks ending January 31, 2009
Eight month transition period ended February 2, 2008	35 weeks and one day ended February 2, 2008
Twelve months ended February 2, 2008	52 weeks and one day ended February 2, 2008
Fiscal 2007	52 weeks ended June 1, 2007
Eight months ended February 2, 2007	35 weeks ended February 2, 2007
Fiscal 2006	52 weeks ended June 2, 2006
Fiscal 2005	53 weeks ended June 3, 2005
Fiscal 2004	52 weeks ended May 28, 2004
Fiscal 2003	52 weeks ended May 30, 2003

Fourth quarter fiscal 2008	13 weeks ending January 31, 2009
Third quarter fiscal 2008	13 weeks ending November 1, 2008
Second quarter fiscal 2008	13 weeks ending August 2, 2008
First quarter fiscal 2008	13 weeks ending May 3, 2008

Third quarter of eight month transition period ended February 2, 2008	9 weeks and one day ended February 2, 2008
Second quarter of eight month transition period ended February 2, 2008	13 weeks ended November 30, 2007
First quarter of eight month transition period ended February 2, 2008	13 weeks ended August 31, 2007

Fourth quarter of twelve months ended February 2, 2008	13 weeks and one day ending February 2, 2008
Third quarter of twelve months ended February 2, 2008	13 weeks ended November 2, 2007
Second quarter of twelve months ended February 2, 2008	13 weeks ended August 3, 2007
First quarter of twelve months ended February 2, 2008	13 weeks ended May 4, 2007

Fourth quarter fiscal 2007	13 weeks ended June 1, 2007
Third quarter fiscal 2007	13 weeks ended March 2, 2007
Second quarter fiscal 2007	13 weeks ended December 1, 2006
First quarter fiscal 2007	13 weeks ended September 1, 2006

Fourth quarter fiscal 2006	13 weeks ended June 2, 2006
Third quarter fiscal 2006	13 weeks ended March 3, 2006
Second quarter fiscal 2006	13 weeks ended December 2, 2005
First quarter ended fiscal 2006	13 weeks ended September 2, 2005

PART I
Item 1.  Business
BUSINESS AND PRODUCTS
Overview
     We are an international apparel design, sourcing and marketing company that features a diverse portfolio of owned and licensed lifestyle brands, company-owned retail operations, and a collection of private label apparel businesses. Originally founded in 1942, we have undergone a transformation in recent years as we migrated from our historical domestic manufacturing roots towards a focus on designing, sourcing and marketing apparel products bearing prominent trademarks owned by us. During the twelve months ended February 2, 2008, approximately 62% of our net sales were from products bearing brands that we own compared to approximately 4% in fiscal 2003.
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
     Our strategy of emphasizing branded apparel products rather than private label products is driven in part by the continued consolidation in the retail industry and the increasing concentration of apparel manufacturing in a relatively limited number of offshore markets, two trends we believe are making the private label business generally more competitively challenging. As we embarked on our brand-focused business strategy, the first major step was our acquisition of the Tommy Bahama brand and operations in June 2003. Then, in July 2004, we acquired the Ben Sherman brand and operations. In June 2006, another significant step in this transition occurred with the divestiture of our former Womenswear Group operations which produced private label women’s sportswear, primarily for mass merchants. We have also closed all but one of our manufacturing facilities. Additionally, subsequent to the acquisition of the Tommy Bahama and Ben Sherman brands we have continued to invest in these brands by expanding the number of Tommy Bahama and Ben Sherman retail stores each year.
     We distribute our products through several wholesale distribution channels including national chains, department stores, mass merchants, specialty stores, specialty catalog retailers and Internet retailers. Other than our Ben Sherman operations in the United Kingdom, substantially all of our net sales are to customers located in the United States. Our largest customer, Macy’s Inc. (formerly known as Federated Department Stores, Inc.), represented 11% of our consolidated net sales in the twelve months ended February 2, 2008. We also operate retail stores, restaurants and Internet websites for some of our brands.
     We divide our operations into four operating groups for reporting purposes. These operating groups consist of:
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

     We believe that maintaining and growing our owned and licensed brands are critical to our success. Our owned brands include the following:

Tommy Bahama®	Ben Sherman®	Ely®
Indigo Palms®	Nickelson®	Cattleman®
Island Soft®	Oxford Golf®	Cumberland Outfitters®
Arnold Brant®	Solitude®	Kona Windtm
Billy London®	Tranquility Baytm
     We hold licenses to produce and sell certain categories of apparel and footwear products under the following brands:

Nautica®	Dockers®	Geoffrey Beene®
Kenneth Cole®	O Oscartm	Evisu®
Tommy Hilfiger®	United States Polo Association®
     Lanier Clothes and Oxford Apparel also sell private label products, which comprised approximately 25% of our consolidated net sales in the twelve months ended February 2, 2008. We consider “private label” sales to be sales of products exclusively to one customer under a brand name that is owned or licensed by our retail customer and not owned by us.
     We operate in highly competitive domestic and international markets in which numerous U.S-based and foreign apparel firms compete. Our operations are subject to certain risks, many of which are beyond our ability to control or predict. Important factors relating to these risks include, but are not limited to, those described in Part I, Item 1A. Risk Factors.
Operating Groups
     Our business is operated through four operating groups: Tommy Bahama, Ben Sherman, Lanier Clothes and Oxford Apparel. We identify our operating groups based on the way our management organizes the components of our business for purposes of allocating resources and assessing performance. The leader of each operating group reports directly to our Chief Executive Officer. The tables below present certain recent financial information about our operating groups (in thousands).

		Eight Month
	Twelve Months	Transition	Eight Months
	Ended	Period Ended	Ended
	February 2,	February 2,	February 2,
	2008	2008	2007
	(Unaudited)		(Unaudited)
Net Sales
Tommy Bahama	$462,895	$284,611	$286,837
Ben Sherman	158,927	101,578	99,469
Lanier Clothes	160,705	107,457	111,910
Oxford Apparel	300,747	201,301	239,862
Corporate and Other	1,987	851	1,411

Total	$1,085,261	$695,798	$739,489

Operating Income
Tommy Bahama	$75,834	$38,041	$43,740
Ben Sherman	8,495	4,147	4,026
Lanier Clothes	(130)	315	4,683
Oxford Apparel	20,614	12,001	14,136
Corporate and Other	(19,153)	(13,510)	(10,402)

Total	$85,660	$40,994	$56,183

	February 2,	February 2,
	2008	2007
		(Unaudited)
Assets
Tommy Bahama	$519,291	$441,657
Ben Sherman	208,829	211,997
Lanier Clothes	83,208	95,135
Oxford Apparel	102,253	103,586
Corporate and Other	(3,309)	22,730

Total	$910,272	$875,105

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
     We believe that the continued success of the Tommy Bahama brand is dependent upon careful selection of higher tier retailers through whom Tommy Bahama products are sold and disciplined avoidance of lower distribution tiers. Although the Tommy Bahama brand remained profitable during the twelve months ended February 2, 2008, during the second half of this period Tommy Bahama began to feel the impact of the current macro economic environment in the United States. We expect this challenging economic environment to continue in fiscal 2008 and have planned inventory purchases conservatively for both our wholesale and retail operations, which will limit our sales growth opportunities. This strategy, however, will also mitigate inventory markdown risk and promotional pressure for the group. At the same time, we do not believe that it is appropriate to reduce our investment pace in the Tommy Bahama brand and, accordingly, we will continue to invest in additional retail stores, our e-commerce website and appropriate marketing expenditures.
Trademarks
     Tommy Bahama’s brands include the following:
•	Tommy Bahama, an aspirational lifestyle brand that is intended to define elegant island living with men’s and women’s sportswear, swimwear and accessories.

•	Indigo Palms, which features a collection of denim-related sportswear designed to reflect an island attitude targeted to appeal to a sophisticated, quality conscious consumer. The marketing strategy for Indigo Palms includes offering fine fabrics, treatments and styling in apparel products intended to be luxurious yet casual.

•	Island Soft, which takes a sophisticated, fashion-minded approach to sportswear. We believe Island Soft offers a more dressed up alternative to the original Tommy Bahama collection, featuring a group of innovative jacket/blazer hybrids, as well as trousers, shirts, sweaters and outerwear.

•	Tommy Bahama Relaxtm, which is a more casual complement to the Tommy Bahama brand and features cotton and linen based backyard and poolside attire.

•	Tommy Bahama Golf 18tm, which brings a tropical take to men’s and women’s golfwear featuring high-tech fabrics and performance features.
     A key component of our Tommy Bahama marketing strategy is to operate our own retail stores, which we believe permits us to develop and build brand awareness by presenting our products and brands in a setting specifically designed to evoke the lifestyle on which they are based, as further discussed below. The marketing of our Tommy Bahama brands also uses print, moving media, promotional programs, internet advertising and tradeshow initiatives. We also provide point-of-sale materials and signage to our wholesale customers to enhance the presentation of our Tommy Bahama products at their retail locations. We employ a cooperative advertising program with certain Tommy Bahama wholesale customers.
Design, Sourcing and Distribution
     We believe the quality and design of Tommy Bahama products are critical to the continued success of the Tommy Bahama brands. Tommy Bahama products are designed by brand specific teams who focus on the target consumer. The design process includes feedback from buyers, consumers, and sales agents along with market trend research. Our Tommy Bahama apparel products generally incorporate fabrics made of silk, linen, tencel or cotton, or blends including one or more of these fiber types.
     Until February 1, 2008, we utilized a third party buying agent located in Hong Kong to manage the production and sourcing of the substantial majority of our Tommy Bahama products. On February 1, 2008, we acquired this third party buying agent for an aggregate purchase price of $35 million and now perform these functions internally.
     During the twelve months ended February 2, 2008, we utilized approximately 150 suppliers, which are primarily located in China, to manufacture our Tommy Bahama products on an order-by-order basis. The largest ten suppliers of Tommy Bahama products provided approximately 75% of the products acquired during the twelve months ended February 2, 2008. Substantially all Tommy Bahama products acquired by us were “package purchases,” which include all raw materials and cut, sew and finish labor. We do not take ownership of package purchases until the goods are shipped. The use of third party producers enables us to reduce working capital related to work-in-process inventories.
     We ship Tommy Bahama products to our wholesale customers, our own retail stores and our e-commerce customers from our distribution center located in Auburn, Washington. We seek to maintain sufficient levels of Tommy Bahama inventory at the distribution center to support programs for pre-booked orders and planned sales volume.
Wholesale Operations
     We believe that the integrity and continued success of the Tommy Bahama brands are dependent in part upon careful selection of the retailers through whom Tommy Bahama products are sold. Part of our strategy is to control the distribution of our Tommy Bahama products in a manner intended to protect and grow the value of the brands. During the twelve months ended February 2, 2008, approximately 47% of Tommy Bahama’s sales were to wholesale customers with the remaining 53% to our retail, restaurant and e-commerce customers. During the twelve months ended February 2, 2008, approximately 13% and 10% of Tommy Bahama’s net sales were to Tommy Bahama’s two largest customers, Nordstrom, Inc. and Macy’s Inc. respectively.
     We maintain Tommy Bahama apparel sales offices and showrooms in several locations, including New York and Seattle. Our Tommy Bahama wholesale operations employ a sales force consisting of both independent commissioned sales representatives and employees.
Licensing Operations
     We believe licensing is an attractive business opportunity for the Tommy Bahama brands. Once a brand is established, licensing typically requires modest additional investment but can yield high margin income. It also affords the opportunity to enhance overall brand awareness and exposure. In evaluating a licensee for Tommy Bahama, we typically consider the candidate’s experience, financial stability, sourcing expertise and marketing ability. We also evaluate the marketability and compatibility of the proposed licensed products with other Tommy Bahama products.
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
     Third party license arrangements for our Tommy Bahama products include the following product categories:

Bedding and bath accessories	Wallcoverings
Men’s and women’s watches	Rugs
Men’s and women’s eyewear	Ceiling fans
Men’s and women’s fragrance	Indoor furniture
Men’s and women’s neckwear	Outdoor furniture
Men’s and women’s shoes, belts and socks	Umbrellas
Table top accessories	Luggage
Rum
Retail Operations
     Our retail strategy for Tommy Bahama involves locating stores in upscale malls, lifestyle shopping centers and resort destinations. Generally, we seek malls and shopping areas with high profile or luxury consumer brands. Our retail stores carry a wide range of merchandise, including apparel, footwear, home products and accessories, all presented in an island inspired atmosphere designed to be comfortable and distinct from the typical retail layout.
     Our Tommy Bahama full price retail stores allow us the opportunity to present Tommy Bahama’s full line of current season products, including many licensed products. We believe these retail stores provide high visibility of the Tommy Bahama brands and products and also enable us to stay close to the needs and preferences of our consumers. We believe our presentation of products and our strategy to limit promotional sales in our own retail stores are good for the Tommy Bahama brand and, in turn, enhance business with our wholesale customers. Our Tommy Bahama outlet stores serve an important role in overall inventory management by allowing us to sell discontinued and out-of-season products at better prices than are otherwise available from outside parties, while helping us to protect the integrity of the Tommy Bahama brands through controlled distribution.
     Certain of our retail stores are integrated with a Tommy Bahama restaurant, a configuration we refer to as a “compound.”
     The table below provides additional information regarding Tommy Bahama retail stores as of February 2, 2008.

	Number	Average
	of Stores	Square Feet
Compounds (1)	10	10,400
Full Price Stores	55	3,700
Outlet Stores	7	6,400
Licensed Stores(2)	10	2,400

Total	82

(1)	Includes average retail space and restaurant space of 3,900 and 6,500 square feet, respectively.

(2)	Includes stores operated outside the United States under the name Tommy Bahama by third parties pursuant to license agreements with us.

     During the twelve months ended February 2, 2008, approximately 53% of Tommy Bahama’s net sales were from our retail store operations, which include retail store, restaurant and e-commerce sales. For Tommy Bahama’s full price retail stores and compounds operating as of February 2, 2007, sales per square foot, excluding restaurant sales, were approximately $730 during the twelve months ended February 2, 2008.
     During fiscal 2008, we anticipate opening an additional six to eight Tommy Bahama full price retail stores including two compounds. We opened four full price retail stores and one compound in the twelve months ended February 2, 2008. The operation of retail stores and compounds requires a greater amount of capital investment than wholesale operations. Based on our build-out costs for Tommy Bahama retail stores and compounds recently completed, we estimate that we spend approximately $1.1 million and $6.5 million in connection with the build-out of each full price retail store and compound, respectively. Often, the landlord provides certain incentives to fund a portion of these capital expenditures.
     To further expand our direct-to-consumer approach, we launched e-commerce functionality on the tommybahama.com website during October 2007 to allow consumers the ability to buy Tommy Bahama products directly from us via the Internet.
Ben Sherman
     Ben Sherman is a London-based designer, marketer and distributor of branded sportswear and footwear. Ben Sherman was established in 1963 as an edgy, young men’s, “Mod”-inspired shirt brand and has evolved into a British lifestyle brand of apparel and footwear targeted at youthful-thinking men and women ages 19 to 35 in multiple markets throughout the world. Today, we offer a full Ben Sherman sportswear collection as well as tailored clothing, footwear and accessories. During the twelve months ended February 2, 2008, approximately 81% of Ben Sherman’s net sales were outside of the United States. We also license the Ben Sherman name to third parties for various product categories. Our Ben Sherman products can be found in certain department stores and a variety of independent specialty stores, as well as in our own Ben Sherman retail stores.
     We believe that the integrity and success of the Ben Sherman brand is dependent in part upon careful selection of the retailers through whom our Ben Sherman products are sold. Beginning during the twelve months ended February 2, 2008, we commenced an ongoing effort to refocus the brand and restrict distribution to attain higher price points for our Ben Sherman products in the United Kingdom. In conjunction with this ongoing repositioning effort, we have combined our Ben Sherman lines into one global collection under our Ben Sherman “black and orange” label in order to present a more unified brand image throughout the world. Our black and orange label apparel products are generally characterized as having better fabrics and being less conservative and more fashion forward than our Ben Sherman products previously sold in the United Kingdom. We believe that our emphasis on a more controlled distribution at higher price points will enhance future opportunities for the Ben Sherman brand. We anticipate that there will be a further reduction in sales in the United Kingdom wholesale business in fiscal 2008 as we continue this process.
     As we reposition the Ben Sherman brand in the United Kingdom, we are investing in the expansion of the brand, including investment in an international infrastructure to support future growth in markets outside of the United Kingdom and United States and investment in additional retail stores within the United Kingdom and United States. We anticipate sales growth in international markets outside of the United States and United Kingdom and in our own retail stores, but such growth is not expected to offset fully the reduction in sales in the United Kingdom wholesale business.
     We market the Ben Sherman brand through print, moving media, promotional programs, internet marketing and tradeshow initiatives. We also provide point-of-sale materials and signage to wholesale customers to enhance the presentation of our Ben Sherman products at third party retail locations. We also employ a cooperative advertising program with certain Ben Sherman wholesale customers.
Design, Sourcing and Distribution
     We believe product quality and design are critical to the continued success of the Ben Sherman brand. Ben Sherman apparel and footwear products are developed by our dedicated design teams located at the Ben Sherman headquarters in London, England. Our Ben Sherman design teams focus on the target consumer and the design process combines feedback from buyers, consumers, and our sales force along with market trend research. We design our Ben Sherman apparel products to incorporate one or more fiber types, including cotton, wool or other natural fibers, synthetics or blends of two or more of these materials.
     We primarily utilize a large third party buying agent based in Hong Kong to manage the production and sourcing of Ben Sherman apparel products primarily in Asia and use another third party buying agent for our sourcing in Europe and other locations. Through these two buying agents, we utilized approximately 100 suppliers located throughout the world, but with a concentration in Asia, to manufacture our Ben Sherman products on an order-by-order basis. The largest ten suppliers provided approximately 52% of the Ben Sherman products acquired during the twelve months ended February 2, 2008. Substantially all our Ben Sherman products were package purchases of finished goods. We do not take ownership of package purchases until the goods are shipped. The use of third party producers enables us to reduce working capital related to work-in-process inventories.
     We use a third party distribution center in the United Kingdom for our Ben Sherman products sold in the United Kingdom and operate a distribution center in Germany for our Ben Sherman products sold in continental Europe. In the United States, distribution services are performed for Ben Sherman by Oxford Apparel at our distribution center in Lyons, Georgia. Distribution center activities include receiving finished goods from suppliers, inspecting the products and shipping the products to wholesale customers and our Ben Sherman retail stores. We seek to maintain sufficient levels of inventory to support our programs for pre-booked orders and anticipated sales volume and to meet increased customer demand for at-once ordering.
Wholesale Operations
     Part of our strategy is to maintain controlled distribution to protect and grow the value of the Ben Sherman brand. During the twelve months ended February 2, 2008, approximately 86% of Ben Sherman’s net sales were to wholesale customers. During the twelve months ended February 2, 2008, approximately 11% of the net sales of Ben Sherman were to Ben Sherman’s largest customer, Debenhams.
     We maintain Ben Sherman apparel sales offices and showrooms in several locations, including London, New York and Dusseldorf. Our wholesale operations for Ben Sherman employ a sales force consisting of salaried sales employees and independent commissioned sales representatives.
     During fiscal 2007, we acquired the company that owns the Nickelson trademark in the United Kingdom. Nickelson is a British urban brand aimed at a target market of 18-30 year-olds with a specific slant on the street wear influenced youth market. The Nickelson brand gives us a lower priced alternative to our Ben Sherman brand in the United Kingdom. We also have a license agreement which allows us to manufacture, source and distribute Evisu-brand footwear, which supplements our Ben Sherman brand footwear operations. During the twelve months ended February 2, 2008, approximately 11% of the net sales of Ben Sherman were sales of Nickelson and Evisu products.
Licensing/Distributor Operations
     We license the Ben Sherman trademark to a variety of licensees in categories beyond Ben Sherman’s core product categories. We believe licensing is an attractive business opportunity for the Ben Sherman brand. Once a brand is established, licensing requires modest additional investment but can yield high margin income. It also affords the opportunity to enhance overall brand awareness and exposure. In evaluating a potential Ben Sherman licensee, we typically consider the candidate’s experience, financial stability, manufacturing performance and marketing ability. We also evaluate the marketability and compatibility of the proposed products with other Ben Sherman-brand products.
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

Third party license arrangements for Ben Sherman products include the following product categories:

Men’s backpacks, travel bags and wallets	Men’s, women’s and boys’ leather outerwear
Men’s and boys’ watches and jewelry	Men’s and boys’ underwear, socks and sleepwear
Men’s and women’s eyewear	Men’s gift products
Men’s fragrances and toiletries	Men’s and women’s accessories and small leather goods
Men’s neckwear and pocket squares	Men’s hats, caps, scarves and gloves
Men’s and boys’ belts	Men’s suits and dress shirts
     In addition to the license agreements for the specific product categories listed above, we have also entered into certain international license/distribution agreements which allow our partners the opportunity to distribute Ben Sherman products in certain geographic areas around the world, including Europe, Asia, Australia, South Africa and the Middle East. The majority of the products distributed by these partners are acquired from us or other product licensees and are typically identical to the products sold in the United Kingdom and United States. We are in the early stages of these arrangements for most geographic locations, but we believe there is potential for further penetration into these markets for the Ben Sherman brand. In most markets, our license/distribution partners are required to open retail stores in their respective geographic regions. As of February 2, 2008, our license/distribution partners operated thirteen retail stores located in Australia, Asia, Europe and the Middle East, identified as licensed stores in the table below.
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
     The table below provides additional information regarding Ben Sherman retail stores as of February 2, 2008.

	Number	Average
	of Stores	Square Feet
United States Full Price Stores	4	4,100
United Kingdom Full Price Stores	5	2,600
United Kingdom Outlet Stores	7	1,600
Licensed Stores	13	1,900

Total	29
     During the twelve months ended February 2, 2008, approximately 15% of Ben Sherman’s net sales were from owned retail store operations. Retail sales per square foot were approximately $659 for our full price Ben Sherman stores open as of February 2, 2007.
     During fiscal 2008, we anticipate opening additional full price stores, after opening three full price stores in the twelve months ended February 2, 2008. The operation of our retail stores requires a greater amount of capital investment than wholesale operations. Generally we anticipate spending approximately $1.0 million of capital expenditures to build-out each Ben Sherman full price retail store. Often, the landlord provides certain incentives to fund a portion of these capital expenditures. In fiscal 2008, we expect our licensing/distribution partners to open approximately twelve retail stores, which we do not fund.

     Our Ben Sherman products are also sold via the Internet in the United Kingdom at bensherman.co.uk, in the United States at benshermanusa.com and in Germany at bensherman-shop.de.
Lanier Clothes
     Lanier Clothes designs and markets branded and private label men’s suits, sportcoats, suit separates and dress slacks across a wide range of price points. Our Lanier Clothes branded products are sold under trademarks including Nautica, Kenneth Cole, Dockers, O Oscar and Geoffrey Beene, all of which are licensed to us by third parties. Additionally, we design and market products for our Arnold Brant and Billy London brands. Arnold Brant is an upscale tailored brand that is intended to blend modern elements of style with affordable luxury. Billy London is a modern, British inspired, fashion brand focused towards the value-oriented consumer. In addition to the branded businesses, we design and source certain private label tailored clothing products. We believe that this private label business complements our branded tailored clothing businesses. Significant private label brands for which we produce tailored clothing include Stafford, Alfani, Tasso Elba and Lands’ End. Sales of private label products represented approximately 55% of Lanier Clothes’ net sales during the twelve months ended February 2, 2008.
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
     In Lanier Clothes, we have long-standing relationships with some of the United States’ largest retailers including JCPenney, Macy’s, Sears, Burlington Coat Factory and Kohl’s. These five customers represented approximately 70% of Lanier Clothes’ net sales in the twelve months ended February 2, 2008. JCPenney, Macy’s and Sears represented approximately 26%, 23% and 12%, respectively, of Lanier Clothes’ net sales, during the twelve months ended February 2, 2008.
     We market our branded tailored clothing products on a brand-by-brand basis targeting distinct consumer demographics and lifestyles. Our advertising programs are an integral part of the branded product offerings. For certain tailored clothing products, we employ a cooperative advertising program.
     The twelve months ended February 2, 2008 for Lanier Clothes were significantly impacted by sluggish demand in the moderate tailored clothing market at retail. These challenges resulted in lower net sales and gross margins during the period. We expect this challenging environment for the moderate tailored clothing market to continue into fiscal 2008 and have therefore planned accordingly.
Design, Manufacturing, Sourcing and Distribution
     Our Lanier Clothes’ design teams are located in New York. Our design teams focus on the target consumer of each brand and the design process combines feedback from buyers and sales agents with market trend research.
     In the twelve months ended February 2, 2008, the substantial majority of all product purchases of Lanier Clothes were “cut-make-trim” (CMT) purchases from third party producers, on an order-by-order basis. CMT purchases are purchases in which we supply some or all of the raw materials and purchase cut, sew and finish labor from our third party producers. In CMT purchases, we procure and retain ownership of the raw materials throughout the manufacturing and finishing process. We have traditionally used this method in Lanier Clothes to maintain a greater level of involvement in the manufacturing process given the complexities of manufacturing tailored clothing. We also operate a manufacturing facility, located in Merida, Mexico, which produced approximately 16% of our Lanier Clothes products during the twelve months ended February 2, 2008.
     Substantially all of our CMT purchases and our related raw materials purchases were sourced from countries outside of the United States. We manage production in Latin America, Asia and Italy through a combination of efforts from our Lanier Clothes offices in Atlanta, Georgia and third party buying agents. The ten largest suppliers of Lanier Clothes provided 90% of its products during the twelve months ended February 2, 2008.

     Our various Lanier Clothes products are manufactured from a variety of fibers including wool, silk, bamboo, linen, cotton and other natural fibers as well as synthetics and blends of these materials. The majority of the materials used in the manufacturing operations are purchased in the form of woven finished fabrics directly from numerous offshore fabric mills.
     For Lanier Clothes, we utilize distribution centers located in Toccoa, Georgia and Greenville, Georgia. These distribution centers receive substantially all of our Lanier Clothes’ finished goods from suppliers, inspect those products and ship the products to our customers. We seek to maintain sufficient levels of inventory to support programs for pre-booked orders and to meet increased customer demand for at-once ordering. For selected standard tailored clothing product styles, we maintain in-stock replenishment programs providing shipment to customers within just a few days of receiving the order. These types of programs generally require higher inventory levels. Disposal of excess prior season inventory is an ongoing part of our business.
     We maintain apparel sales offices and showrooms for our Lanier Clothes products in several locations, including Atlanta and New York. We employ a sales force for Lanier Clothes consisting of salaried employees and independent commissioned sales representatives.
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
     We design and source certain private label programs for several customers including programs under the Land’s End, LL Bean and Eddie Bauer labels. Private label products represented approximately 59% of Oxford Apparel’s net sales during the twelve months ended February 2, 2008.
     In Oxford Apparel, we have relationships with some of the largest retailers in the United States including Sears, Men’s Wearhouse, Costco, Macy’s and Target. These five customers represented approximately 57% of the net sales of Oxford Apparel in the twelve months ended February 2, 2008, with Sears and Men’s Wearhouse representing approximately 17% and 15%, respectively, of Oxford Apparel’s net sales.
     The following are the more significant Oxford Apparel brands that are owned by us.
•	Oxford Golf, which was launched in the Fall of 2003. The Oxford Golf brand is targeted to appeal to a sophisticated golf apparel consumer with a preference for high quality and classic styling.

•	The Ely & Walker brands, which include Ely, Cattleman, Ely Casuals®, and Cumberland Outfitters. These brands are targeted toward a western-style shirt and sportswear consumer.

•	Solitude, which is a California lifestyle brand intended to reflect the casual, beach lifestyle of Santa Barbara and to blend the elements of surf, sand and sun into a full collection of casual and dress sportswear. We also have other complementary brands of casual attire, including Kona Wind and Tranquility Bay.

•	Hathaway, which is a brand that traces its roots back to the 1800’s and enjoyed substantial brand awareness during the 1900’s. We own a two-thirds interest in an unconsolidated entity that owns the Hathaway trademark in the United States and several other countries, and we sell dress shirts and sportswear under the Hathaway brand.
     In addition to our private label and owned brand business, Oxford Apparel holds licenses from third parties to use the Tommy Hilfiger, Dockers and United States Polo Association trademarks for certain product categories.
     During the last two years, we took steps to streamline the operations of Oxford Apparel including the closure of Oxford Apparel’s last four manufacturing facilities, the consolidation of certain of the Oxford Apparel support functions and the sale of our Monroe, Georgia facility. As a continuation of this plan to streamline operations, during the twelve months ended February 2, 2008, we exited certain product lines as we focus on key product categories and exit underperforming lines of business. We anticipate that net sales for fiscal 2008 will be lower than net sales in the twelve months ended February 2, 2008.

Design, Sourcing and Distribution
     Our Oxford Apparel products are designed primarily by design teams located at the Oxford Apparel offices in New York. The design teams focus on the target consumer and the process combines feedback from buyers and sales agents along with market trend research. Our Oxford Apparel products are manufactured from several types of fibers including cotton, linen, wool, silk and other natural fibers, synthetics and blends of these materials.
     During the twelve months ended February 2, 2008, Oxford Apparel acquired the substantial majority of its products on an order-by-order basis from third party producers outside of the United States. We operate buying offices in Hong Kong and Singapore that manage the production and sourcing for Oxford Apparel in Asia. During the twelve months ended February 2, 2008, we used approximately 125 suppliers in 30 countries for our Oxford Apparel products. Suppliers in Asia accounted for the substantial majority of our Oxford Apparel product purchases. During the twelve months ended February 2, 2008, approximately 3% of Oxford Apparel’s products were sourced from a facility owned by us in Honduras, which we sold in October 2007, and another 3% was purchased from a factory in China operated by a joint venture in which we have a 49% ownership interest.
     During the twelve months ended February 2, 2008, package purchases represented approximately 93% and CMT purchases represented the remainder of the third party units sourced by Oxford Apparel. As discussed above, package purchases are purchases of finished goods which include both raw materials and cut, sew and finish labor. We do not take ownership of package purchases until the goods are shipped. In CMT purchases, we procure and retain ownership of the raw materials throughout the manufacturing and finishing process.
     We utilize a distribution center owned by us in Lyons, Georgia, and third party distribution centers, which receive Oxford Apparel finished goods from suppliers, inspect those products and ship the products to our customers. Some products of Oxford Apparel are shipped to customers directly on an FOB Foreign Port basis without passing through our distribution center. In FOB Foreign Port shipments, the customer or the customer’s freight forwarder handles the in-bound logistics and customs clearance. FOB Foreign Port transactions represented approximately 32% of the net sales of Oxford Apparel in the twelve months ended February 2, 2008.
     We seek to maintain sufficient levels of inventory to support programs for pre-booked orders and to meet increased customer demand for at-once ordering. For selected standard product styles, we maintain in-stock replenishment programs providing shipment to customers typically within a few days. These types of in-stock replenishment programs generally require higher inventory levels in order to meet customer requests in a timely manner. Disposal of excess prior season inventory is an ongoing part of business.
     We maintain apparel sales offices and showrooms for Oxford Apparel products in several locations, including New York. We employ a sales force consisting of salaried and commissioned sales employees and independent commissioned sales representatives for our Oxford Apparel operations.
Corporate and Other
     Corporate and Other is a reconciling category for reporting purposes and includes our corporate offices, substantially all financing activities, LIFO inventory accounting adjustments and other costs that are not allocated to our operating groups.
Discontinued Operations
     As discussed in Note 1 of our consolidated financial statements included in this report, we sold the operations of the Womenswear Group in June 2006. The Womenswear Group produced private label women’s sportswear separates, coordinated sportswear, outerwear, dresses and swimwear primarily for mass merchants. All transactions and cash flows related to the Womenswear operations are reflected in discontinued operations in all periods presented in this report.

TRADEMARKS
     As discussed above, we own trademarks, several of which are very important to our business. Generally, our significant trademarks are subject to registrations and pending applications throughout the world for use on a variety of items of apparel, and in some cases, apparel-related products, accessories, home furnishings and beauty products, as well as in connection with retail services. We continue to expand our worldwide usage and registration of certain of our trademarks. In general, trademarks remain valid and enforceable as long as the trademarks are used in connection with our products and services and the required registration renewals are filed. Our significant trademarks are discussed within each operating group discussion above. Important factors relating to risks associated with our trademarks include, but are not limited to, those described in Part I, Item 1A. Risk Factors.
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
SEASONAL ASPECTS OF BUSINESS AND ORDER BACKLOG
Seasonal Aspects of Business
     Although our various product lines are sold on a year-round basis, the demand for specific products or styles may be seasonal. For example, the demand for golf and Tommy Bahama products is higher in the spring and summer seasons. Generally, our products are sold to our wholesale customers prior to each of the retail selling seasons, including spring, summer, fall and holiday. As the timing of product shipments and other events affecting the retail business may vary, results for any particular quarter may not be indicative of results for the full year. The percentage of net sales by quarter for the twelve months ended February 2, 2008 was 27%, 23%, 26% and 24%, respectively, and the percentage of earnings before income taxes by quarter for the twelve months ended February 2, 2008 was 40%, 18%, 28% and 14%, respectively, which we do not believe is indicative of the distribution in future years as the last three quarters of the twelve months ended February 2, 2008 were impacted by the current economic environment.
Order Backlog
     As of February 2, 2008 and February 2, 2007, we had booked orders totaling $269.3 million and $290.5 million, respectively, substantially all of which we expect will be or were shipped within six months after each such date. Once we receive a specific purchase order, the dollar value of such order is included in our booked orders. A portion of our business consists of at-once EDI “Quick Response” programs with large retailers. Replenishment shipments under these programs generally have such an abbreviated order life that they are excluded from the order backlog completely. We do not believe that this backlog information is necessarily indicative of sales to be expected for future periods.
TRADE REGULATION
     International trade agreements, trade preference arrangements and trade legislation are important to our business because most apparel imports into the United States are highly restricted. There are two key types of restrictions. First, there are duties levied on the value of imported apparel. The duty rates on the cotton and wool product categories that cover the majority of our products range from 15% to 20%. Silk products represent a significant portion of our Tommy Bahama products and are generally subject to duty rates of less than 5%. Second, until January 1, 2005, the United States had implemented restrictive quotas on the importation of many classifications of textiles and apparel products from most of the major apparel-producing countries, including most of the countries where we produce apparel and including the cotton and wool product categories that cover the majority of our products. These quota restraints placed numerical limits on the quantity of garments permitted to be imported into the United States in a given year on a by country and by product category basis. The effect of these quotas was to limit the amount of apparel that could be sourced in the countries that offered the most competitive fabrics and most competitive apparel manufacturing. As a result, a substantial portion of cotton and wool apparel imported into the United States was sourced, prior to January 1, 2005, from countries that would not be the most competitive producers in the absence of quotas. Silk products were not subject to quota restraints.
     Notwithstanding quota elimination, China’s accession agreement for membership in the WTO provides that WTO member countries (including the U.S., Canada and European countries) may reimpose quotas on specific categories of products in the event it is determined that imports from China have surged and are threatening to create a market disruption for such categories of products (so called “safeguard quota provisions”). In response to surging imports, in November 2005 the U.S. and China agreed to a new quota arrangement which will impose quotas on certain textile products through the end of calendar 2008. Additionally, WTO members may impose additional duties or quotas under certain circumstances. During the twelve months ended February 2, 2008, we sourced approximately 45% of our product purchases from China.
     Absent the non-market restrictions created by quotas and absent duty saving advantages available with respect to the products of certain countries under the terms of various free trade agreements and trade preference arrangements, we generally believe that the most competitive fabrics and apparel manufacturing are in Asia and the Indian sub-continent. Consequently, the elimination of quotas has resulted in a reduction in our western hemisphere sourcing and manufacturing activities and an increase in our sourcing and manufacturing activities in Asia and the Indian sub-continent. The trend away from western hemisphere sourcing and manufacturing may be slowed to some extent by various current and proposed free trade agreements and trade preference programs, such as the North American Free Trade Agreement and the Andean Trade Preference and Drug Eradication Act.
     Furthermore, under long-standing statutory authority applicable to imported goods in general, the United States may unilaterally impose additional duties:
•	when imported merchandise is sold at less than fair value and causes material injury, or threatens to cause material injury, to the domestic industry producing a comparable product (generally known as “anti-dumping” duties); or

•	when foreign producers receive certain types of governmental subsidies, and when the importation of their subsidized goods causes material injury, or threatens to cause material injury, to the domestic industry producing a comparable product (generally known as “countervailing” duties).
     The imposition of anti-dumping or countervailing duties on products we import would increase the cost of those products to us.
     We believe that by selecting the locations where we produce or source our products based in part on trade regulations, we are effective and will continue to be effective in using various trade preference agreements and legislation to our competitive advantage. However, the elimination of, or other changes to, certain free-trade treatment or our inability to qualify for such free-trade benefits would adversely impact our business by increasing our cost of goods sold.
     We believe that with respect to most of our production, we will continue to be able to source from the most competitive countries because of the flexibility of our sourcing base. This flexibility primarily arises because, while we have long-term relationships with many of our contract manufacturers, we do not have long-term contractual commitments to them and are able to move our production to alternative locations if competitive market forces so dictate. The relative ease with which we can exit our contract manufacturing facilities, if necessary, provides us with the ability to shift our production relatively quickly as different countries become more competitive as a source for manufacturing due to changes in the trade regulation environment or other changes. However, if we cannot shift our production in a timely manner or cannot find alternative sourcing at comparable prices, our cost of goods sold may increase. We may not be able to pass on any such cost increase to our customers.
     Apparel and other products sold by us are also subject to regulation in the U.S. and other countries by other governmental agencies, including, in the U.S., the Federal Trade Commission, U.S. Fish and Wildlife Service and the Consumer Products Safety Commission. These regulations relate principally to product labeling, licensing requirements and flammability testing. We believe that we are in substantial compliance with those regulations, as well as applicable federal, state, local, and foreign rules and regulations governing the discharge of materials hazardous to the environment. We do not estimate any significant capital expenditures for environmental control matters either in the current year or in the near future. Our licensed products and licensing partners are also subject to regulation. Our agreements require our licensing partners to operate in compliance with all laws and regulations, and we are not aware of any violations which could reasonably be expected to have a material adverse effect on our business or results of operations.
     Important factors relating to risks associated with trade regulation include, but are not limited to, those described in Part I, Item 1A. Risk Factors.

EMPLOYEES
     As of February 2, 2008, we employed approximately 4,600 persons, of whom approximately 70% were employed in the United States. Approximately 48% of our employees were retail store and restaurant employees. We believe our employee relations are good.
AVAILABLE INFORMATION
     Our Internet address is www.oxfordinc.com. Under “Investor Info” on the home page of our website, we have provided a link to the SEC’s website where, among other things, our annual report on Form 10-K, proxy statement, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available once we electronically file such material with, or furnish it to, the SEC. Additionally, our Corporate Governance Guidelines, as well as the charters of our Audit Committee and Nominating, Compensation and Governance Committee of our board of directors, are available under “Corporate Governance” on the home page of our website. Copies of these documents will be provided to any shareholder who requests a copy in writing.
     In addition, we will provide, at no cost, paper or electronic copies of our reports and other filings made with the SEC. Requests should be directed to our principal executive offices at:
Investor Relations Department
Oxford Industries, Inc.
222 Piedmont Avenue, N.E.
Atlanta, GA 30308
info@oxfordinc.com
(404) 659-2424
     The information on the website listed above is not and should not be considered part of this Transition Report on Form 10-K and is not incorporated by reference in this document.
Item 1A.  Risk Factors
     Our business faces certain risks, many of which are outside our control. The following factors, as well as factors described elsewhere in this report or in our other filings with the SEC, which could materially affect our business, financial condition or operating results, should be carefully considered in evaluating our company and the forward-looking statements contained in this report or future reports. The risks described below are not the only risks facing our company. If any of the following risks, or other risks or uncertainties not currently known to us or that we currently deem to be immaterial, actually occur, our business, financial condition or operating results could suffer.
The apparel industry is heavily influenced by general economic cycles, which could adversely affect our sales, increase our costs of goods sold or require us to significantly modify our current business practices.
     The apparel industry is cyclical and dependent upon the overall level of discretionary consumer spending, which changes as regional, domestic and international economic conditions change. Overall economic conditions that affect discretionary consumer spending include, but are not limited to, employment levels, recession, energy costs, interest rates, tax rates, personal debt levels, the recent housing slump in the U.S. and stock market volatility. Uncertainty about the future may also impact the level of discretionary consumer spending or result in shifts in consumer spending to products other than apparel. Any deterioration in general economic or political conditions, acts of war or terrorism or other factors that create uncertainty or alter the discretionary consumer habits in our key markets, particularly the United States and the United Kingdom, could reduce our sales, increase our costs of goods sold or require us to significantly modify our current business practices, and consequently harm our results of operations.
     In particular, the significant decline in economic growth, both in the U.S. and globally, during our eight month transition period ended February 2, 2008 has led to a U.S. economy bordering on recession. As an apparel design, sourcing and marketing company, we are vulnerable to negative consequences arising from this overall economic weakness, and the apparel industry, which is dependent upon the overall level of discretionary consumer spending, tends to experience longer periods of recession and greater declines than the general economy. If the current economic climate does not improve in the near future, our sales and profitability are likely to be adversely affected. These and other events that impact our operating results could also result in adverse consequences to our business, such as our failure to satisfy financial covenants under our debt instruments or our inability to continue to meet minimum sales thresholds to certain of our licensors.
The apparel industry is highly competitive and we face significant competitive threats to our business from various third parties that could reduce our sales, increase our costs, result in reduced price points for our products and/or result in decreased margins.
     The apparel industry is highly competitive. Our competitors include numerous apparel designers, manufacturers, distributors, importers, licensors, and retailers, some of which may also be our customers. The level and nature of our competition varies and the number of our direct competitors and the intensity of competition may increase as we expand into other markets or as other companies expand into our markets. Some of our competitors may be able to adapt to changes in consumer demand more quickly, devote greater resources to establishing brand recognition or adopt more aggressive pricing policies than we can. In addition, with respect to certain of our businesses, retailers that are our customers may pose a significant competitive threat by sourcing their products directly or marketing their own private label brands. These competitive factors within the apparel industry may result in reduced sales, increased costs, lower prices for our products and/or decreased margins.
The apparel industry is subject to rapidly evolving fashion trends, and we must continuously offer innovative and market appropriate products to maintain and grow our existing businesses. Failure to offer innovative and market appropriate products may adversely affect our sales and lead to excess inventory, markdowns and/or dilution of our brands.
     We believe that the principal competitive factors in the apparel industry are design, brand image, consumer preference, price, quality, marketing and customer service. Although certain of our products carry over from season to season, the apparel industry in general is subject to rapidly changing fashion trends and shifting consumer demands. Accordingly, we must anticipate, identify and capitalize upon emerging, as well as proven, fashion trends. We believe that our success depends on our ability to continuously develop, source, market and deliver a wide variety of innovative, fashionable and salable brands and products. These products must be offered at appropriate price points in the respective distribution channels. Sales growth from our brands will depend largely upon our ability to continue to maintain and enhance the distinctive brand identities.
     Due to the competitive nature of the apparel industry, there can be no assurance that the demand for our products will not decline or that we will be able to successfully evaluate and adapt our products to align with consumers’ preferences, fashion trends and changes in consumer demographics. As is typical with new products, market acceptance of new price points, designs and products is subject to uncertainty. Similar risks of consumer acceptance are applicable to a repositioning of a brand, as is currently occurring with our Ben Sherman brand in the United Kingdom. In addition, the introduction or repositioning of new lines and products often requires substantial costs in design, marketing and advertising, which may not be recovered if the products are not successful. Any failure on our part to develop appealing products and update core products could result in lower sales and/or harm the reputation and desirability of our products. Additionally, such a failure could leave us with a substantial amount of unsold excess inventory, which we may be forced to sell at lower price points. Any of these factors could result in the deterioration in the appeal of our brands and products, adversely affecting our business, financial condition and operating results.
Our business depends on our senior management and other key personnel, and the unexpected loss of individuals integral to our business, our inability to attract and retain qualified personnel in the future or our failure to successfully plan for and implement succession of our senior management and key personnel may have an adverse effect on our operations, business relationships and ability to execute our strategies.
     Our success depends upon disciplined execution at all levels of our organization, including our senior management. Competition for qualified personnel in the apparel industry is intense, and we compete to attract and retain these individuals with other companies which may have greater financial resources. In addition, we will need to plan for the succession of our senior management and successfully integrate new members of management within our organization. As we previously announced, one of the founders of Tommy Bahama who is its current chief executive officer will be retiring effective June 1, 2008.
     The unexpected loss of J. Hicks Lanier, Chairman and Chief Executive Officer, or any of our other senior management, or the unsuccessful integration of the new chief executive officer of Tommy Bahama within our organization, could materially adversely affect our operations, business relationships and ability to execute our strategies.
We depend on a group of key customers for a significant portion of our sales. A significant adverse change in a customer relationship or in a customer’s financial position could negatively impact our net sales and profitability.
     We generate a significant percentage of our sales from a few major customers. During the twelve months ended February 2, 2008, sales to our ten largest customers accounted for approximately 45% of our total net sales. In addition, the net sales of our individual operating groups may be concentrated among several large customers. Continued consolidation in the retail industry could result in a decrease in the number of stores that carry our products, restructuring of our customers’ operations, more centralized purchasing decisions, direct sourcing and greater leverage by customers, potentially resulting in lower prices, realignment of customer affiliations or other factors which could negatively impact our net sales and profitability.
     We generally do not have long-term contracts with any of our customers. Instead, we rely on long-standing relationships with these customers and our position within the marketplace. As a result, purchases generally occur on an order-by-order basis, and each relationship can generally be terminated by either party at any time. A decision by one or more major customers to terminate its relationship with us or to reduce its purchases from us, whether motivated by competitive considerations, quality or style issues, financial difficulties, economic conditions or otherwise, could adversely affect our net sales and profitability, as it would be difficult to immediately, if at all, replace this business with new customers or increase sales volumes with other existing customers.
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
     We also extend credit to several of our key customers without requiring collateral, which results in a large amount of receivables from just a few customers. During the past several years, various companies in the apparel industry, including some of our customers, have experienced significant changes and difficulties, including restructurings, bankruptcies and liquidations. If one or more of our key customers experiences significant problems in the future, including as a result of general weakness in the apparel industry, our sales may be reduced and the risk of extending credit to these customers may increase. A significant adverse change in a customer’s financial position could cause us to limit or discontinue business with that customer, require us to assume greater credit risk relating to that customer’s receivables or limit our ability to collect amounts related to previous shipments to that customer. These or other events related to our significant customers could have a material adverse effect on our net sales and profitability.
Our operations are reliant on information technology, and any interruption or other failure in our information technology systems may impair our ability to compete effectively in the apparel industry, including our ability to provide services to our customers and meet the needs of management.
     The efficient operation of our business is dependent on information technology. Information systems are used in all stages of our operations from design to distribution and as a method of communication with our customers and suppliers as well as our domestic and foreign employees. Additionally, certain of our operating groups utilize e-commerce websites to sell goods directly to consumers. Our management also relies on information systems to provide relevant and accurate information in order to allocate resources and forecast and report our operating results. Service interruptions may occur as a result of a number of factors, including computer viruses, hacking or other unlawful activities by third parties, disasters, or failures to properly install, upgrade, integrate, protect, repair or maintain our systems and e-commerce websites. In connection with our periodic assessment of the appropriateness and relevance of our financial and operational systems, we have commenced implementation of a new integrated financial system in fiscal 2008. Additionally, future assessments could result in a change to or replacement of our systems in the future. There can be no assurances that we will be successful in developing or acquiring competitive systems, including an integrated financial system, which are responsive to our needs and the needs of our customers. Any interruption, or other failure, of critical business information systems, including an interruption or failure caused by our inability to successfully upgrade or change our financial or operational systems, could cause difficulties in operating our business and communicating with our customers, or our ability to report our financial results, which could cause our sales and profits to decrease.
Our concentration of retail stores and wholesale customers for certain of our products exposes us to certain regional risks.
     Our retail locations are heavily concentrated in certain geographic areas in the United States, including Florida, California, Hawaii, Arizona and Nevada, for our Tommy Bahama retail stores and the United Kingdom for our Ben Sherman retail stores. Additionally, a significant portion of our wholesale sales for Tommy Bahama and Ben Sherman products are concentrated in the same geographic areas as our own retail store locations for the brands. Due to this concentration, we have heightened exposure to factors that impact these regions, including general economic conditions, weather patterns, natural disasters, changing demographics and other factors.
We make use of debt to finance our operations, which exposes us to risks that could adversely affect our business, financial position and operating results.
     Our levels of debt vary as a result of the seasonality of our business, investments in acquisitions and working capital and divestitures. As of February 2, 2008, we had approximately $72.9 million outstanding under our U.S. revolving credit facility which matures in July 2009 and $200 million of senior unsecured notes. Our debt levels may increase in the future under our existing facilities or potentially under new facilities, or the terms or forms of our financing arrangements in the future may change, which may increase our exposure to the items discussed below.
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
     As indebtedness matures, we will be required to extend or refinance such indebtedness, sell assets to repay the indebtedness or raise equity to fund the repayment of the indebtedness. Additionally, a breach of the covenants relating to our indebtedness could result in an event of default under those instruments, in some instances allowing the holders of that indebtedness to declare all outstanding indebtedness immediately due and payable. At maturity or in the event of an acceleration of payment obligations, we would likely be unable to pay our outstanding indebtedness with our cash and cash equivalents then on hand. We would, therefore, be required to seek alternative sources of funding, which may not be available on commercially reasonable terms, terms as favorable as our current agreements or at all, or face bankruptcy. If we are unable to refinance our indebtedness or find alternative means of financing our operations, we may be required to curtail our operations or take other actions that are inconsistent with our current business practices or strategy.
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

We are dependent upon the availability of raw materials and the ability of our third party producers, substantially all of whom are located in foreign countries, to meet our requirements; any failures by these producers to meet our requirements, or the unavailability of suitable producers or raw materials at reasonable prices may negatively impact our ability to deliver quality products to our customers on a timely basis or result in higher costs or reduced net sales.
     We source substantially all of our products from non-exclusive third party producers located in foreign countries. Although we place a high value on long-term relationships with our suppliers, generally we do not have long-term contracts, but instead typically conduct business on an order-by-order basis. Therefore, we compete with other companies for the production capacity of independent manufacturers. We regularly depend upon the ability of third party producers to secure a sufficient supply of raw materials, adequately finance the production of goods ordered and maintain sufficient manufacturing and shipping capacity. Although we monitor production in third party manufacturing locations, we cannot be certain that we will not experience operational difficulties with our manufacturers, such as the reduction of availability of production capacity, errors in complying with product specifications, insufficient quality control, failures to meet production deadlines or increases in manufacturing costs. Such difficulties may negatively impact our ability to deliver quality products to our customers on a timely basis, which may have a negative impact on our customer relationships and result in lower net sales.
     Most of the products we purchase from third party producers are package purchases, and we and our third party suppliers rely on the availability of raw materials at reasonable prices. The principal fabrics used in our business are cotton, linens, wools, silk, other natural fibers, synthetics and blends of these materials. The prices paid for these fabrics depend on the market price for raw materials used to produce them. The price and availability of certain raw materials has in the past fluctuated, and may in the future fluctuate depending on a variety of factors, including crop yields, weather, supply conditions, government regulation, war, terrorism, labor unrest, global health concerns, economic climate, the cost of petroleum and other, unpredictable factors. Additionally, costs of our third party providers or our transportation costs may increase due to these same factors. We have not historically entered into any futures contracts to hedge commodity prices. Any significant increase in the price of raw materials or decrease in the availability of raw materials could cause delays in product deliveries to our customers, which could have an adverse impact on our customer relationships, and/or increase our costs, some or all of which we may be unable to pass on to our customers.
     We also require third party producers to meet certain standards in terms of working conditions, environmental protection and other matters before placing business with them. As a result of higher costs relating to compliance with these standards, we may pay higher prices than some of our competitors for products. In addition, the labor and business practices of independent apparel manufacturers have received increased attention from the media, non-governmental organizations, consumers and governmental agencies in recent years. Failure by us or our independent manufacturers to adhere to labor or other laws or business practices accepted as ethical in our key markets, and the potential litigation, negative publicity and political pressure relating to any of these events, could disrupt our operations or harm our reputation.
Since we source substantially all of our products from third party producers located in foreign countries, our business is subject to legal, regulatory, political and economic risks, including risks relating to the importation of our products, and our products may become less competitive as a result of adverse changes affecting our international operations.
     As we source substantially all of our products from foreign countries, including approximately 45% of our product purchases from China during the twelve months ended February 2, 2008, we are exposed to risks associated with changes in the laws and regulations governing the importing and exporting of apparel products into and from the countries in which we operate.
     Some of the risks associated with importing our products from foreign countries include quotas imposed by countries in which our products are manufactured or countries into which our products are imported, which limit the amount and type of goods that may be imported annually from or into these countries; changes in social, political, labor and economic conditions or terrorist acts that could result in the disruption of trade from the countries in which our manufacturers are located; the imposition of additional or new duties, tariffs, taxes or other charges and shifts in sourcing patterns as a result of such charges; significant fluctuations in the cost of raw materials; significant delays in the delivery of our products due to security considerations; rapid fluctuations in sourcing costs, including costs for raw materials and labor, including as a result of the elimination of quota on apparel products; the imposition of antidumping or countervailing duty proceedings resulting in the potential assessment of special antidumping or countervailing duties; fluctuations in the value of the dollar against foreign currencies; and restrictions on the transfer of funds to or from foreign countries.
     We currently benefit from duty-free treatment under international trade agreements and regulations such as the North American Free Trade Agreement and the Andean Trade Preference and Drug Eradication Act. The elimination of such treatment or our inability to qualify for such benefits would adversely impact our business by increasing our cost of goods sold. In addition, China has agreed to safeguard quota on certain classes of apparel products through 2008 as a result of a surge in exports to the United States; however, political pressure will likely continue for restraint on the importation of apparel products in the future.
     Our or any of our suppliers’ failure to comply with customs or similar laws could restrict our ability to import products or lead to fines, penalties or adverse publicity, and future regulatory actions or trade agreements may provide our competitors with a material advantage over us or materially increase our costs.
The acquisition of new businesses has certain inherent risks, including, for example, strains on our management team and unexpected acquisition costs.
     One component of our business strategy is the acquisition of new businesses or product lines as and when appropriate investment opportunities are available. Our sales growth may be limited if we are unable to find suitable acquisition candidates at reasonable prices in the future, if we are unsuccessful in integrating any acquired businesses in a timely manner or if the acquisitions do not achieve the anticipated results. Evaluating and completing acquisitions in the future may strain our administrative, operational and financial resources and distract our management from our other businesses.
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
Divestitures of certain businesses or discontinuations of certain product lines may require us to find alternative uses for our resources.
     We may determine in the near future that it is appropriate to divest or discontinue certain operations as we did in fiscal 2006 when we divested our Womenswear Group operations and as we have more recently in exiting certain product categories in our Oxford Apparel Group. Divestitures of certain businesses that do not align with the strategy of our company as a whole or the discontinuation of certain product lines which may not provide the returns that we expect or desire may result in under-utilization of our resources in the event that the operations are not replaced with new lines of business either internally or through acquisition. There can be no guarantee that if we divest certain businesses or discontinue certain product lines that we will be able to replace the sales and profits related to these businesses or appropriately utilize our remaining resources, which may result in a decline in our operating results.

We may be unable to protect our trademarks and other intellectual property or may otherwise have our brand names harmed.
     We believe that our registered and common law trademarks and other intellectual property, as well as other contractual arrangements including licenses and other proprietary intellectual property rights, have significant value and are important to our continued success and our competitive position due to their recognition by retailers and consumers. Approximately 62% of our net sales in the twelve months ended February 2, 2008 was attributable to branded products for which we own the trademark. Therefore, our success depends to a significant degree upon our ability to protect and preserve our intellectual property. We rely on laws in the United States and other countries to protect our proprietary rights. However, we may not be able to sufficiently prevent third parties from using our intellectual property without our authorization, particularly in those countries where the laws do not protect our proprietary rights as fully as in the United States.
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
Our success depends on the reputation and value of our owned and licensed brand names, including, in particular, Tommy Bahama and Ben Sherman, and actions by our wholesale customers or others who have interests in our brands could diminish the reputation or value of our brands and materially adversely affect our business operations.
     The success of our business depends on the reputation and value of our owned and licensed brand names. The value of our brands could be diminished by actions taken by our wholesale customers or others who have interests in the brands. Because we cannot always control the marketing and promotion of our products by our wholesale customers or other third parties who have an interest in our brands, actions by such parties that are inconsistent with our own marketing efforts or that otherwise adversely affects the appeal of our products could diminish the value or reputation of one or more of our brands and have a material adverse effect on our sales and business operations.
We rely on our licensing partners to preserve the value of our brands and as a source of royalty income.
     Certain of our brands, such as Tommy Bahama and Ben Sherman, have a reputation of outstanding quality and name recognition, which make the brands valuable as a source of royalty income. During the twelve months ended February 2, 2008, we recognized approximately $16.1 million of royalty income. While we take significant steps to ensure the reputation of our brands is maintained through our license agreements, there can be no guarantee our brands will not be negatively impacted through our association with products outside of our core apparel products or due to the actions of a licensee. The improper or detrimental actions of a licensee may not only result in a decrease in the sales of our licensee’s products but also could significantly impact the perception of our brands. If the licensees’ products are not acceptable to consumers, if the licensee’s actions are detrimental to our brands or if we do not add new license agreements, our net sales, royalty income and reputation could be negatively impacted.
Our sales and operating results are influenced by weather patterns and natural disasters.
     Like other companies in the apparel industry, our sales volume may be adversely affected by unseasonable weather conditions or natural disasters, which may cause consumers to alter their purchasing habits or result in a disruption to our operations. Because of the seasonality of our business and the concentration of a significant proportion of our customers in certain geographic regions, the occurrence of such events could disproportionately impact our business, financial condition and operating results.
Our foreign sourcing operations as well as the sale of products in foreign markets result in an exposure to fluctuations in foreign currency exchange rates.
     As a result of our international operations, we are exposed to certain risks in conducting business outside of the United States. Substantially all of our orders to have goods produced in foreign countries are denominated in U.S. dollars. Purchase prices for our products may be impacted by fluctuations in the exchange rate between the U.S. dollar and the local currencies of the contract manufacturers, either of which may have the effect of increasing our cost of goods sold in the future. If the value of the U.S. dollar decreases relative to certain foreign currencies in the future, then the prices that we negotiate for products could increase, and it is possible that we would not be able to pass this increase on to customers, which would negatively impact our margins. If the value of the U.S. dollar increases between the time a price is set and payment for a product, the price we pay may be higher than that paid for comparable goods by any competitors that pay for goods in local currencies, and these competitors may be able to sell their products at more competitive prices. Additionally, currency fluctuations could also disrupt the business of our independent manufacturers that produce our products by making their purchases of raw materials more expensive and difficult to finance.
     We received U.S. dollars for greater than 85% of our product sales during the twelve months ended February 2, 2008. The sales denominated in foreign currencies primarily relate to Ben Sherman sales in the United Kingdom and Europe. An increase in the value of the U.S. dollar compared to these other currencies in which we have sales could result in lower levels of sales and earnings in our consolidated statements of earnings, although the sales in foreign currencies could be equal to or greater than amounts in prior periods. We generally do not engage in hedging activities with respect to our exposure to foreign currency risk except that, on occasion, we do purchase foreign currency forward exchange contracts for our goods purchased on U.S. dollar terms that are expected to be sold in the United Kingdom and Europe.
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
     We have entered into license and design agreements to use certain trademarks and trade names, such as Nautica, Kenneth Cole, Tommy Hilfiger, Dockers, O Oscar and Geoffrey Beene to market our products. Approximately 13% of our net sales during the twelve months ended February 2, 2008 related to the products for which we license the use of the trademark for specific product categories. These license and design agreements will expire at various dates in the future. Although we believe our relationships with our principal licensors are generally favorable, we cannot guarantee that we will be able to renew these licenses on acceptable terms upon expiration or that we will be able to acquire new licenses to use other popular trademarks. If any one or more of these licenses expires or is terminated, we will lose the sales and any associated profits generated pursuant to such license.
     In addition to certain compliance obligations, all of our significant licenses provide minimum thresholds for royalty payments and advertising expenditures for each license year, which we must pay regardless of the level of our sales of the licensed products. If these thresholds are not met due to a general economic downturn or otherwise, our licensors may be permitted contractually to terminate these agreements or seek payment of minimum royalties even if the minimum sales are not achieved. In addition, our licensors produce their own products and license their trademarks to other third parties, and we are unable to control the quality of these goods that others produce. If licensors or others do not maintain the quality of these trademarks or if the brand image deteriorates, our sales and any associated profits generated by such brands may decline.

We may not be successful in operating existing retail stores and restaurants or in opening new retail stores and restaurants.
     An integral part of our strategy is to develop and operate retail stores and restaurants for certain of our brands. Net sales from retail stores and restaurants were approximately 25% of our consolidated net sales during the twelve months ended February 2, 2008. In addition to the general risks associated with the apparel industry, risks associated with our retail and restaurant operations include our ability to find and select appropriate locations. Other risks include our ability to negotiate acceptable lease terms; build-out the facilities; source sufficient levels of consumer desirable inventory; hire, train and retain competent personnel; abide by applicable labor laws; and apply appropriate pricing strategies. Retail stores and restaurants involve a significant capital investment and incur significant fixed operating expenditures, including obligations under long-term leases. As our retail operations grow and become a larger part of our overall business our exposure related to the fixed operating costs and long-term obligations grows as well. These risks include the inability to react quickly to changing economic conditions, consumer preferences, demographic changes and other variables. We cannot be sure that our current locations will be profitable or that we can successfully complete our planned expansion. In addition, as we expand the number of our retail stores, we run the risk that our wholesale customers will perceive that we are increasingly competing directly with them, which may lead them to reduce or terminate purchases of our products.
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
     Although we attempt to abide by the laws and regulations in each jurisdiction in which we operate, the complexity of the laws and regulations to which we are subject, including customs regulations, labor laws, competition laws, consumer protection laws and domestic and international tax legislation, makes it difficult for us to ensure that we are currently, or will be in the future, compliant with all laws and regulations. We may be required to make significant expenditures or modify our business practices to comply with existing or future laws or regulations, and unfavorable resolution to litigation or a violation of applicable laws and regulations may increase our costs and materially limit our ability to operate our business.
Compliance with privacy and information laws and requirements could be costly, and a breach of information security or privacy could adversely affect our business.

      The regulatory environment governing our use of individually identifiable data of our customers, employees and others is complex.  Privacy and information security laws and requirements change frequently, and compliance with them may require us to incur costs to make necessary systems changes and implement new administrative processes.  If a data security breach occurs, our reputation could be damaged and we could experience lost sales, fines, or lawsuits.
Item 1B.  Unresolved Staff Comments
     None.

Item 2.  Properties
     We believe that our existing facilities are well maintained, are in good operating condition and will be adequate for our present level of operations. Our administrative and sales functions are conducted in approximately 0.5 million square feet of owned and leased space in various locations including the United States, the United Kingdom, Germany, China, Singapore and Hong Kong. We utilize approximately 1.6 million square feet of owned and leased facilities in the United States, Germany and Mexico in conducting our distribution and manufacturing functions. We also operate retail stores and restaurants in approximately 0.4 million square feet of leased space located in the United States and the United Kingdom. Each retail store and restaurant is less than 15,000 square feet. We do not believe that we are dependent on any individual retail or restaurant location for our business operations. These retail stores and restaurants are operated by Tommy Bahama and Ben Sherman and are described in more detail in Item 1 of this report. We anticipate that we will be able to extend our leases to the extent that they expire in the near future on terms that are satisfactory to us, or if necessary, locate substitute properties on acceptable terms.
     Details of our principal administrative, sales, distribution and manufacturing facilities, including approximate square footage, are as follows:

		Operating	Square	Lease
Location	Primary Use	Group	Footage	Expiration
Atlanta, Georgia	Sales/administration	Corporate & Lanier Clothes	70,000	Owned
Seattle, Washington	Sales/administration	Tommy Bahama	80,000	2015
Lyons, Georgia	Sales/administration	Oxford Apparel	90,000	Owned
London, England	Sales/administration	Ben Sherman	20,000	2013
Lurgan, Northern Ireland	Sales/administration	Ben Sherman	10,000	Owned
New York, New York	Sales/administration	Various	100,000	Various
Hong Kong	Sales/administration	Oxford Apparel & Tommy Bahama	30,000	Various
Auburn, Washington	Distribution center	Tommy Bahama	260,000	2015
Lyons, Georgia	Distribution center	Oxford Apparel	330,000	Owned
Toccoa, Georgia	Distribution center	Lanier Clothes	310,000	Owned
Greenville, Georgia	Distribution center	Lanier Clothes	120,000	Owned
Merida, Mexico	Manufacturing plant	Lanier Clothes	80,000	Owned
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
     Our common stock is listed and traded on the New York Stock Exchange under the symbol “OXM.” As of March 21, 2008, there were 464 record holders of our common stock. The following table sets forth the high and low sale prices and quarter-end closing prices of our common stock as reported on the New York Stock Exchange for the quarters indicated. Additionally, the table indicates the dividends per share declared on shares of our common stock by our board of directors for each quarter.

	High	Low	Close	Dividends
Eight month transition period ended February 2, 2008
Fourth Quarter (1)	N/A	N/A	N/A	N/A
Third Quarter (2)	$27.96	$19.77	$23.22	$0.18
Second Quarter	$38.40	$22.48	$24.77	$0.18
First Quarter	$46.34	$35.18	$36.22	$0.18
Fiscal 2007
Fourth Quarter	$50.86	$43.99	$45.98	$0.18
Third Quarter	$52.05	$42.17	$47.28	$0.18
Second Quarter	$53.98	$40.13	$50.55	$0.15
First Quarter	$42.10	$34.34	$41.51	$0.15
Fiscal 2006
Fourth Quarter	$52.74	$38.01	$41.77	$0.15
Third Quarter	$57.58	$42.00	$46.18	$0.15
Second Quarter	$56.99	$40.87	$55.84	$0.135
First Quarter	$51.68	$41.01	$44.86	$0.135

(1)	There is no fourth quarter for the eight month transition period ended February 2, 2008 due to the change in our fiscal year-end.

(2)	The third quarter of the eight month transition period ended February 2, 2008 represents the two month period from December 1, 2007 through February 2, 2008.
     The dividend declared during the third quarter of the eight month transition period ended February 2, 2008 of $0.18 per share was payable on February 29, 2008 to shareholders of record as of February 15, 2008. Additionally, on March 27, 2008 our board of directors declared a cash dividend of $0.18 per share payable on May 30, 2008 to shareholders of record on May 15, 2008, which will be the 192nd consecutive quarterly dividend we have paid since we became a public company in July 1960.
     For details about limitations on our ability to pay dividends, see Note 5 of our consolidated financial statements and Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, both contained in this report.
Recent Sales of Unregistered Securities
     We did not sell any unregistered securities during the eight month transition period ended February 2, 2008.
Purchases of Equity Securities by the Issuer and Affiliated Purchases
     We have certain stock incentive plans as described in Note 7 to our consolidated financial statements included in this report, all of which are publicly announced plans. Under the plans, we can repurchase shares from employees to cover the employee tax liabilities related to the exercise of stock options or the vesting of previously restricted shares. All shares repurchased during the period from December 1, 2007 through February 2, 2008, which are included in the table below, were purchased pursuant to these stock incentive plans.

			Total Number of
			Shares	Maximum
			Purchased as	Number of Shares
		Average	Part of Publicly	That May Yet be
	Total Number	Price	Announced	Purchased Under
	of Shares	Paid per	Plans or	the Plans or
Fiscal Month	Purchased	Share	Programs	Programs (1)

December (12/1/07-12/28/07)	583	$24.42	—	—
January (12/29/07-2/2/08)	867	$20.88	—	—

Total	1,450	$22.30	—	(1)

(1)	On October 31, 2007, our board of directors authorized the repurchase by us of up to $60 million of our outstanding common stock, replacing our previously announced stock repurchase authorization. We acquired 1.9 million shares of our stock during the second quarter of the eight month transition period ended February 2, 2008 pursuant to a $60 million capped accelerated share repurchase agreement with Bank of America, N.A, which was publicly announced on November 8, 2007. The material terms of the agreement are described under the caption “Overview” in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, which description is incorporated into this Item 5 by reference. At the end of the repurchase program, which is expected to occur no later than May 19, 2008, Bank of America may be required to deliver additional shares to us if the volume weighted average price, or VWAP, over the specified calculation period, beginning on November 20, 2007 and ending concurrently with the end of the repurchase program, is less than $30.95556. Except in limited circumstances, we will not be required to reissue any of the acquired shares to Bank of America pursuant to the accelerated share repurchase agreement.
Stock Price Performance Graph
     The graph below reflects cumulative total shareholder return (assuming the reinvestment of dividends) on our common stock compared to the cumulative total return for a period of five years and eight months beginning May 31, 2002 and ending February 2, 2008 of:
•	The S&P SmallCap 600 Index; and

•	The S&P 500 Apparel, Accessories and Luxury Goods.
     The performance graph assumes an initial investment of $100 and reinvestment of dividends.

INDEXED RETURNS
Years Ending

	Base
	Period
Company / Index	5/31/02	5/30/03	5/28/04	6/3/05	6/2/06	6/1/07	2/2/08
Oxford Industries, Inc.	$100	$153.32	$280.62	$322.39	$326.51	$364.62	$186.20
S&P SmallCap 600 Index	100	89.12	117.17	136.79	162.83	188.55	164.68
S&P 500 Apparel, Accessories & Luxury Goods	100	78.50	94.52	117.52	118.76	170.55	115.62
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

		Eight Month
	Twelve	Transition	Eight
	Months	Period	Months
	Ended	Ended	Ended
	February 2,	February 2,	February 2,	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
	2008	2008	2007	2007	2006	2005	2004	2003
	(Unaudited)		(Unaudited)
	(In millions, except per share amounts)
Net sales	$1,085.3	$695.8	$739.5	$1,128.9	$1,109.1	$1,056.8	$818.7	$455.8
Cost of goods sold	647.4	420.0	453.8	681.1	677.4	653.5	515.5	339.9

Gross profit	437.8	275.8	285.7	447.8	431.7	403.2	303.2	115.9
Selling, general and administrative	366.0	244.0	235.0	357.0	339.1	314.4	228.3	100.0
Amortization of intangible assets	5.4	3.2	4.2	6.4	7.6	8.6	6.7	—
Royalties and other operating income	19.3	12.5	9.6	16.5	13.1	12.1	5.1	—

Operating income	85.7	41.0	56.2	100.8	98.1	92.3	73.4	15.9
Interest expense, net	22.4	15.3	15.2	22.2	24.0	26.1	23.5	1.8

Earnings before income taxes	63.3	25.7	41.0	78.6	74.1	66.1	49.8	14.1
Income taxes	17.9	6.5	14.9	26.3	22.9	22.2	18.4	5.8

Net earnings from continuing operations	45.4	19.2	26.1	52.3	51.2	44.0	31.5	8.3
(Loss) earnings from discontinued operations, net of taxes	0.0	0.0	(0.2)	(0.2)	19.3	5.9	8.3	12.0

Net earnings	$45.4	$19.2	$25.9	$52.1	$70.5	$49.8	$39.7	$20.3

Diluted net earnings from continuing operations per common share	$2.59	$1.11	$1.47	$2.93	$2.88	$2.53	$1.88	$0.55
Diluted earnings (loss) from discontinued operations per common share	$0.00	$0.00	$(0.01)	$(0.01)	$1.08	$0.34	$0.49	$0.79

Diluted net earnings per common share	$2.59	$1.11	$1.46	$2.92	$3.96	$2.87	$2.38	$1.34

		Eight Month
	Twelve	Transition	Eight
	Months	Period	Months
	Ended	Ended	Ended
	February 2,	February 2,	February 2,	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
	2008	2008	2007	2007	2006	2005	2004	2003
	(Unaudited)		(Unaudited)
	(In millions, except per share amounts)
Diluted weighted average shares outstanding	17.6	17.4	17.8	17.9	17.8	17.4	16.7	15.1
Dividends declared	$12.6	$9.3	$8.5	$11.7	$9.9	$8.5	$7.3	$6.3
Dividends declared per common share	$0.72	$0.54	$0.48	$0.66	$0.57	$0.51	$0.45	$0.42
Total assets related to continuing operations, at year-end	$910.3	$910.3	$875.1	$908.7	$826.4	$826.3	$599.0	$408.2
Total assets, at year-end	$910.3	$910.3	$875.1	$908.7	$885.6	$905.9	$694.8	$494.4
Long-term debt, less current maturities, at year-end	$234.4	$234.4	$199.2	$199.3	$200.0	$289.1	$198.8	$198.6
Shareholders’ equity, at year-end	$407.5	$407.5	$425.3	$454.1	$398.7	$303.5	$239.0	$189.4
Capital expenditures	$33.7	$21.1	$18.7	$31.3	$25.0	$23.4	$14.1	$2.0
Depreciation and amortization included in continuing operations	$24.4	$16.0	$14.8	$23.1	$22.7	$21.9	$18.0	$5.0
Amortization of deferred financing costs	$2.5	$1.7	$1.7	$2.5	$2.5	$4.4	$2.7	$—
Book value per share at year-end	$25.39	$25.39	$23.89	$25.45	$22.59	$17.97	$14.74	$12.59
Return (net earnings from continuing operations) on average shareholders’ equity (1)	10.9%	6.7%	9.5%	12.2%	14.6%	16.2%	14.7%	4.6%
Return (net earnings from continuing operations) on average total assets related to continuing operations (1)	5.1%	3.2%	4.5%	5.8%	6.2%	6.2%	6.2%	2.9%

(1)	Returns for eight month transition period ended February 2, 2008 and eight months ended February 2, 2007 are annualized.
Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis of our operations, cash flows, liquidity and capital resources should be read in conjunction with our consolidated financial statements contained in this report.
OVERVIEW
     We generate revenues and cash flow through the design, sale, production and distribution of branded and private label consumer apparel and footwear for men, women and children and the licensing of company-owned trademarks. Our principal markets and customers are located primarily in the United States and, to a lesser extent, the United Kingdom. We source substantially all of our products through third party producers in foreign countries. We primarily distribute our products through our wholesale customers, which include chain stores, department stores, specialty stores, specialty catalog retailers, mass merchants and Internet retailers. We also sell products of certain of our owned brands through our own retail stores and e-commerce websites.
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
     We are executing a strategy to move towards a business model that is more focused on brands owned or controlled by us. Our decision to follow this strategy is driven in part by the continued consolidation in the retail industry and the increasing concentration of apparel manufacturing in a relatively limited number of offshore markets, trends which make the private label business increasingly more competitively challenging. Significant steps in our execution of this strategy include:
•	our June 2003 acquisition of the Tommy Bahama® brand and operations;

•	our July 2004 acquisition of the Ben Sherman® brand and operations;

•	the divestiture of our private label Womenswear Group operations in June 2006;

•	the closure of certain of our manufacturing facilities located in Latin America and the associated shifts in our Lanier Clothes and Oxford Apparel operating groups towards package purchases from third party manufacturers primarily in the Far East;

•	our refocus on key product categories and exit of certain underperforming lines of business, particularly in our Oxford Apparel operating group, in the eight month transition period ended February 2, 2008;

•	the acquisition of several other trademarks and related operations including Solitude® and Arnold Brant®;

•	the acquisition of a two-thirds interest in the entity that owns the Hathaway® trademark in the United States and several other countries; and

•	continued investment in Tommy Bahama and Ben Sherman by expanding the number of Tommy Bahama and Ben Sherman retail stores each year.
     In the future, we will continue to look for opportunities by which we can make further progress with this strategy, including through organic growth in our owned brands, the acquisition of additional brands, and further streamlining or disposing of portions of our business that do not have the potential to meet our criteria for return on capital.
     The eight month transition period ended February 2, 2008 was a very challenging time for the retail and apparel industry as a result of the general economic conditions that existed during this period. These conditions impacted each of our operating groups during this period and we expect that these challenging economic conditions will continue in fiscal 2008. Therefore, we have planned inventory purchases conservatively, which will limit our sales growth opportunities for fiscal 2008. This strategy, however, will also mitigate inventory markdown risk and promotional pressures. At the same time we continue to invest in our Tommy Bahama and Ben Sherman brands through store openings and new marketing initiatives and focus our Lanier Clothes and Oxford Apparel businesses on key product categories.
     Diluted net earnings from continuing operations per common share was $1.11 in the eight month transition period ended February 2, 2008 and $1.47 in the eight months ended February 2, 2007. The most significant factors impacting our results during these periods are discussed by operating group below:
•	Tommy Bahama experienced a $5.7 million, or 13.0%, decrease in operating income during the eight month transition period ended February 2, 2008 compared to the eight months ended February 2, 2007. The decrease in operating income from the prior period was primarily due to lower net sales resulting from the difficult retail environment in the eight month transition period ended February 2, 2008 at our own retail stores and our customers’ stores, particularly in Florida, California, Nevada and Arizona, and higher selling, general and administrative expenses due to the additional retail stores and recently launched Tommy Bahama e-commerce website.

•	Ben Sherman experienced a $0.1 million, or 3.0%, increase in operating income during the eight month transition period ended February 2, 2008 compared to the eight months ended February 2, 2007. The net increase was primarily due to the increased retail sales, increased sales in our international markets outside of the United Kingdom and United States and higher royalty income, partially offset by a decline in sales in our Ben Sherman wholesale business.

•	Lanier Clothes experienced a $4.4 million, or 93.3%, decrease in operating income during the eight month transition period ended February 2, 2008 compared to the eight months ended February 2, 2007. The decrease in operating income in the eight month transition period was primarily due to lower net sales and gross margins caused by weak demand in the moderate tailored clothing market, particularly in the chain and department store channels of distribution.

•	Oxford Apparel experienced a $2.1 million, or 15.1%, decrease in operating income during the eight month transition period compared to the eight months ended February 2, 2007. The decrease in operating income in the eight month transition period ended February 2, 2008 was primarily due to a $38.6 million decrease in net sales as we focused on key product categories and exited certain underperforming lines of business. We also incurred charges in this operating group totaling $1.2 million during the eight month transition period ended February 2, 2008 related to the disposal of our Tegucigalpa, Honduras manufacturing facility. These items were partially offset by a reduction in selling, general and administrative expenses.

•	Corporate and Other experienced a $3.1 million, or 29.9%, increase in expenses in the eight month transition period ended February 2, 2008 compare to the eight months ended February 2, 2007. This increase was primarily due to the impact of LIFO accounting adjustments, the discontinuation of transition services fees received following the disposition of our Womenswear business and the closure of our internal trucking operation.

•	Our effective tax rate was 25.2% and 36.3% in the eight month transition period ended February 2, 2008 and in the eight months ended February 2, 2007, respectively. The decrease in our effective tax rate was a result of (1) the impact on our deferred tax balances as a result of a change in the enacted tax rate in the United Kingdom in the eight month transition period ended February 2, 2008, (2) the change in our assertion regarding our initial investment in a foreign subsidiary in the fourth quarter of fiscal 2007 (May 2007) and (3) the impact of the short fiscal year (due to the change in our fiscal year end) on our estimated taxable income.
     On November 8, 2007, we entered into an accelerated share repurchase agreement with Bank of America, N.A., an unrelated third party, under which we will repurchase $60 million of our common stock. The following describes the material terms of the share repurchase agreement and certain related events:
•	The agreement provides for a capped accelerated share repurchase pursuant to which we will purchase shares of our common stock from Bank of America for an aggregate purchase price of $60 million.

•	On November 8, 2007, we made a payment of $60 million to Bank of America in respect of the shares to be acquired under the agreement. We funded this payment from borrowings under our revolving credit facility.

•	Bank of America made an initial delivery to us of 1.9 million shares of our common stock during November 2007.

•	The actual per share purchase price and the number of shares to be repurchased will be based on the volume weighted average price, or VWAP, of our common stock over a specified calculation period, beginning on November 20, 2007 and ending no later than May 19, 2008. The purchase price we will pay under the agreement will not exceed $30.95556 per share.

•	At the end of the repurchase program, Bank of America will be required to deliver additional shares if the VWAP over the specified calculation period is below $30.95556.

•	The agreement contains other terms and conditions governing the accelerated stock repurchase, including the circumstances under which Bank of America is permitted to terminate the program early or extend the repurchase period and the circumstances under which we may be required to purchase shares at a price in excess of the cap price or would receive shares representing less than $60 million of the VWAP for our common stock during the calculation period.

     Except in limited circumstances, we will not be required to reissue any of the acquired shares to Bank of America pursuant to the accelerated share repurchase agreement. At this time, the maximum number of shares that may yet be acquired under the accelerated share repurchase program is not determinable.
     During the eight month transition period ended February 2, 2008, the accelerated share repurchase program did not have a material impact on our earnings per share. If the average VWAP over the term of the repurchase program approximates the average VWAP through March 28, 2008, we anticipate receiving more than 0.6 million additional shares at the end of the repurchase program.
RESULTS OF OPERATIONS
     The following tables set forth the specified line items in our consolidated statements of earnings both in dollars (in thousands) and as a percentage of net sales. The tables also set forth the percentage change of the data as compared to the same period in the prior year. We have calculated all percentages based on actual data, but percentage columns may not add due to rounding. Individual line items of our consolidated statements of earnings may not be directly comparable to those of our competitors, as statement of earnings classification of certain expenses may vary by company.

		Eight Month
	Twelve Months	Transition Period	Eight Months	% Change
	Ended February 2,	Ended February 2,	Ended February 2,	Between Eight
	2008	2008	2007	Month Periods
	(Unaudited)		(Unaudited)
Net sales	$1,085,261	$695,798	$739,489	(5.9)%
Cost of goods sold	647,415	420,038	453,794	(7.4)%

Gross profit	437,846	275,760	285,695	(3.5)%
Selling, general and administrative	366,032	244,033	234,951	3.9%
Amortization of intangible assets	5,434	3,184	4,198	(24.2)%
Royalties and other operating income	19,280	12,451	9,637	29.2%

Operating income	85,660	40,994	56,183	(27.0)%
Interest expense, net	22,351	15,302	15,169	0.9%

Earnings before income taxes	63,309	25,692	41,014	(37.4)%
Income taxes	17,899	6,477	14,892	(56.5)%

Net earnings from continuing operations	45,410	19,215	26,122	(26.4)%
(Loss) earnings from discontinued operations, net of taxes	—	—	(183)	(100.0)

Net earnings	$45,410	$19,215	$25,939	(25.9)%

	% of Net Sales
		Eight Month
	Twelve	Transition	Eight Months
	Months Ended	Period Ended	Ended
	February 2,	February 2,	February 2,
	2008	2008	2007
	(Unaudited)		(Unaudited)
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	59.7%	60.4%	61.4%

Gross profit	40.3%	39.6%	38.6%
Selling, general and administrative	33.7%	35.1%	31.8%
Amortization of intangible assets	0.5%	0.5%	0.6%
Royalties and other operating income	1.8%	1.8%	1.3%

Operating income	7.9%	5.9%	7.6%
Interest expense, net	2.1%	2.2%	2.1%

Earnings before income taxes	5.8%	3.7%	5.5%
Income taxes	1.6%	0.9%	2.0%

Net earnings from continuing operations	4.2%	2.8%	3.5%
(Loss) earnings from discontinued operations, net of taxes	0.0%	0.0%	0.0%

Net earnings	4.2%	2.8%	3.5%

	Fiscal Year			% Change
	2007	2006	2005 (1)	’06-’07	’05-’06
Net sales	$1,128,907	$1,109,116	$1,056,787	1.8%	5.0%
Cost of goods sold	681,147	677,429	653,538	0.5%	3.7%

Gross profit	447,760	431,687	403,249	3.7%	7.1%
Selling, general and administrative	356,970	339,073	314,413	5.3%	7.8%
Amortization of intangible assets	6,405	7,642	8,622	(16.2)%	(11.4)%
Royalties and other operating income	16,462	13,144	12,060	25.2%	9.0%

Operating income	100,847	98,116	92,274	2.8%	6.3%
Interest expense, net	22,214	23,971	26,146	(7.3)%	(8.3)%

Earnings before income taxes	78,633	74,145	66,128	6.1%	12.1%
Income taxes	26,313	22,944	22,177	14.7%	3.5%

Net earnings from continuing operations	52,320	51,201	43,951	2.2%	16.5%
(Loss) earnings from discontinued operations, net of taxes	(183)	19,270	5,876	NM	227.9%

Net earnings	$52,137	$70,471	$49,827	(26.0)%	41.4%

(1)	The results of operations of Ben Sherman are included in our consolidated statements of earnings from the date of acquisition on July 30, 2004.

	% of Net Sales
	Fiscal Year
	2007	2006	2005
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	60.3%	61.1%	61.8%

Gross profit	39.7%	38.9%	38.2%
Selling, general and administrative	31.6%	30.6%	29.8%
Amortization of intangible assets	0.6%	0.7%	0.8%
Royalties and other operating income	1.5%	1.2%	1.1%

Operating income	8.9%	8.8%	8.7%
Interest expense, net	2.0%	2.2%	2.5%

Earnings before income taxes	7.0%	6.7%	6.3%
Income taxes	2.3%	2.1%	2.1%

Net earnings from continuing operations	4.6%	4.6%	4.2%
(Loss) earnings from discontinued operations, net of taxes	0.0%	1.7%	0.6%

Net earnings	4.6%	6.4%	4.7%

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
     Ben Sherman is a London-based designer, marketer and distributor of branded sportswear and footwear. We also license the Ben Sherman name to third parties for various product categories. Ben Sherman was established in 1963 as an edgy, young men’s, “Mod”-inspired shirt brand and has evolved into a British lifestyle brand of apparel and footwear targeted at youthful-thinking men and women ages 19 to 35 throughout the world. We offer a full Ben Sherman sportswear collection, as well as tailored clothing, footwear and accessories. Our Ben Sherman products can be found in certain department stores and a variety of independent specialty stores, as well as in our own Ben Sherman retail stores and on our e-commerce websites.
     Lanier Clothes designs and markets branded and private label men’s suits, sportcoats, suit separates and dress slacks across a wide range of price points. Our Lanier Clothes branded products include Nautica, Kenneth Cole, Dockers, O Oscar and Geoffrey Beene, all of which trademarks are licensed to us by third parties, and Arnold Brant and Billy London, which are owned brands. In addition to our branded businesses, we design and source certain private label tailored clothing products. Significant private label brands include Stafford, Alfani, Tasso Elba and Lands’ End. Our Lanier Clothes products are sold to national chains, department stores, mass merchants, specialty stores, specialty catalog retailers and discount retailers throughout the United States.
     Oxford Apparel produces branded and private label dress shirts, suited separates, sport shirts, casual slacks, outerwear, sweaters, jeans, swimwear, westernwear and golf apparel. We design and source certain private label programs for several customers, including programs for Lands’ End, LL Bean and Eddie Bauer. Owned brands of Oxford Apparel include Oxford Golf, Solitude, Wedge, Kona Wind, Tranquility Bay, Ely, Cattleman and Cumberland Outfitters. Oxford Apparel also owns a two-thirds interest in the entity that owns the Hathaway trademark in the United States and several other countries. Additionally, Oxford Apparel licenses from third parties the right to use the Tommy Hilfiger, Dockers and United States Polo Association trademarks for certain apparel products. Our Oxford Apparel products are sold to a variety of department stores, mass merchants, specialty catalog retailers, discount retailers, specialty retailers, “green grass” golf merchants and Internet retailers throughout the United States.
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
     The tables below present certain information about our operating groups (in thousands):

	Eight Month
	Transition Period
	Ended	Eight Months Ended	Percent
	February 2, 2008	February 2, 2007	Change
		(Unaudited)
Net Sales
Tommy Bahama	$284,611	$286,837	(0.8)%
Ben Sherman	101,578	99,469	2.1%
Lanier Clothes	107,457	111,910	(4.0)%
Oxford Apparel	201,301	239,862	(16.1)%
Corporate and Other	851	1,411	(39.7)

Total	$695,798	$739,489	(5.9)%

	Eight Month
	Transition Period
	Ended	Eight Months Ended	Percent
	February 2, 2008	February 2, 2007	Change
		(Unaudited)
Operating Income
Tommy Bahama	$38,041	$43,740	(13.0)%
Ben Sherman	4,147	4,026	3.0%
Lanier Clothes	315	4,683	(93.3)%
Oxford Apparel	12,001	14,136	(15.1)%
Corporate and Other	(13,510)	(10,402)	(29.9)%

Total	$40,994	$56,183	(27.0)%

	Fiscal Year			Percent Change
	2007	2006	2005	’06 -’07	’05 -’06
Net Sales
Tommy Bahama	$465,121	$409,141	$399,658	13.7%	2.4%
Ben Sherman	156,773	166,606	154,105	(5.9)%	8.1%
Lanier Clothes	165,159	180,411	173,168	(8.5)%	4.2%
Oxford Apparel	339,309	352,932	329,333	(3.9)%	7.2%
Corporate and Other	2,545	26	523	NM	(95.0)%

Total	$1,128,907	$1,109,116	$1,056,787	1.8%	5.0%

	Fiscal Year			Percent Change
	2007	2006	2005	’06 -’07	’05 -’06
Operating Income
Tommy Bahama	$81,533	$71,522	$54,128	14.0%	32.1%
Ben Sherman	8,372	10,329	22,305	(18.9)%	(53.7)%
Lanier Clothes	4,238	17,422	21,376	(75.7)%	(18.5)%
Oxford Apparel	22,749	14,556	14,556	56.3%	0.0%
Corporate and Other	(16,045)	(15,713)	(20,091)	(2.1)%	21.8%

Total	100,847	98,116	92,274	2.8%	6.3%

CERTAIN OTHER INFORMATION (Unaudited)
     As we have changed our fiscal year end, we have presented certain quarterly information on a consolidated basis below for the twelve months ended February 2, 2008 (in thousands, except per share amounts). These quarters correspond to the quarterly periods based on our new fiscal year and do not correspond to the quarterly periods included in our eight month transition period ended February 2, 2008, which are referenced elsewhere in this and other prior reports.

	Twelve Months Ended February 2, 2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Net sales	$292,397	$244,610	$286,325	$261,929	$1,085,261
Cost of goods sold	171,871	141,565	174,078	159,901	647,415

Gross profit	120,526	103,045	112,247	102,028	437,846
Selling, general and administrative	93,059	88,959	92,843	91,171	366,032
Amortization of intangible assets	1,695	1,318	1,227	1,194	5,434
Royalties and other operating income	5,169	3,829	4,999	5,283	19,280

Operating income	30,941	16,597	23,176	14,946	85,660
Interest expense, net	5,398	5,078	5,521	6,354	22,351

Earnings before income taxes	25,543	11,519	17,655	8,592	63,309
Income taxes	8,450	2,781	3,984	2,684	17,899

Net earnings from continuing operations	$17,093	$8,738	$13,671	$5,908	$45,410

Basic net earnings per common share from continuing operations	$0.96	$0.49	$0.77	$0.36	$2.61

Diluted net earnings per common share from continuing operations	$0.95	$0.49	$0.76	$0.36	$2.59

Weighted average common shares outstanding:
Basic	17,739	17,772	17,820	16,273	17,395
Dilution	181	163	125	82	158

Diluted	17,920	17,935	17,945	16,355	17,553

     The sum of the quarterly per common share amounts for the twelve months ended February 2, 2008 do not equal the totals for the year then ended due to the impact of the timing of the accelerated share repurchase program and rounding differences.

     Additionally, we have presented certain quarterly information by operating group below for the twelve months ended February 2, 2008 (in thousands).

	Twelve Months Ended February 2, 2008
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
Net Sales
Tommy Bahama	$131,765	$114,361	$102,960	$113,809	$462,895
Ben Sherman	39,257	36,493	46,668	36,509	158,927
Lanier Clothes	42,660	31,558	52,861	33,626	160,705
Oxford Apparel	78,406	61,047	83,348	77,946	300,747
Corporate and Other	309	1,151	488	39	1,987

Total	$292,397	$244,610	$286,325	$261,929	$1,085,261

	Twelve Months Ended February 2, 2008
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
Operating Income
Tommy Bahama	$26,495	$20,945	$11,309	$17,085	$75,834
Ben Sherman	1,682	(1,452)	5,595	2,670	8,495
Lanier Clothes	1,437	(2,190)	2,618	(1,995)	(130)
Oxford Apparel	7,262	3,072	7,377	2,903	20,614
Corporate and Other	(5,935)	(3,778)	(3,723)	(5,717)	(19,153)

Total	$30,941	$16,597	$23,176	$14,946	$85,660

     We have included certain non-cash operating expenses and capital expenditure information for the twelve months ended February 2, 2008 by operating group in the table below (in thousands).

	Depreciation	Amortization	Capital
	Expense	Expense	Expenditure
Tommy Bahama	$13,795	$2,437	$29,577
Ben Sherman	2,666	2,710	3,370
Lanier Clothes	827	120	276
Oxford Apparel	1,272	167	197
Corporate and Other	390	—	257

Total	$18,950	$5,434	$33,677

     For more details on each of our operating groups, see Note 10 of our consolidated financial statements contained in this report.
EIGHT MONTH TRANSITION PERIOD ENDED FEBRUARY 2, 2008 COMPARED TO
EIGHT MONTHS ENDED FEBRUARY 2, 2007
     The discussion below compares our results of operations for the eight month transition period ended February 2, 2008 to the eight months ended February 2, 2007. Each percentage change provided below reflects the change between these periods unless indicated otherwise.
     Net sales decreased $43.7 million, or 5.9%, in the eight month transition period ended February 2, 2008 as a result of the changes discussed below.
     Tommy Bahama reported a decrease in net sales of $2.2 million, or 0.8%. The decrease was primarily due to a decrease in unit sales of 7.9% resulting from the difficult retail environment in the eight month transition period ended February 2, 2008 at our own retail stores and our wholesale customers’ stores, particularly in Florida, California, Nevada and Arizona. We expect this difficult retail environment to continue.
     These factors were partially offset by an increase in retail sales due to the total number of Tommy Bahama retail stores, excluding licensed stores, increasing to 72 at February 2, 2008 from 66 at February 2, 2007, the launch of the Tommy Bahama e-commerce website in October 2007 and an increase in the average selling price per unit of 6.5%. The increase in the average selling price per unit was primarily due to our sales of Tommy Bahama products at our retail stores representing a larger portion, and wholesale sales representing a smaller portion, of total Tommy Bahama sales in the eight month transition period ended February 2, 2008 as well as an increase in the average selling price per unit at wholesale.
     Ben Sherman reported an increase in net sales of $2.1 million, or 2.1%. The increase in net sales was primarily due to an increase in the average selling price per unit of 7.3% resulting primarily from a 6% increase in the average exchange rate between the United States dollar and the British pound sterling and a larger percentage of total Ben Sherman sales being sales at our retail stores rather than wholesale sales during the eight month transition period ended February 2, 2008. The increase in average selling price per unit was partially offset by a decrease in unit sales of 4.9% primarily resulting from a unit sales decrease in the wholesale business of the Ben Sherman brand. The decline in unit volume in the Ben Sherman wholesale operations was primarily due to our continuing efforts to restrict distribution of Ben Sherman products in the United Kingdom and decrease inventory levels at retail as well as the termination of the Evisu denim distribution agreement in the United States during fiscal 2007. In fiscal 2008, we anticipate that sales in our Ben Sherman wholesale business in the United Kingdom will decline as we reposition the brand, but that this decline will be partially offset by sales increases in our retail operations and our international operations outside of the United Kingdom and United States.
     Lanier Clothes reported a decrease in net sales of $4.5 million, or 4.0%. The decrease was primarily due to a decline in the average selling price per unit of 10.9%, partially offset by a unit sales increase of 7.7%. The decrease in the average selling price per unit was primarily due to weak demand in the moderate tailored clothing market, particularly in the chain and department store channels of distribution. We expect that this sluggish market will continue in fiscal 2008.
     Oxford Apparel reported a decrease in net sales of $38.6 million, or 16.1%. The decrease was primarily due to a decrease in unit sales of 14.8% and a decrease in the average selling price per unit of 1.5%. The decreases in net sales and unit sales were anticipated in connection with the strategy we implemented in the latter part of fiscal 2007 to focus on key product categories and exit underperforming lines of business. We anticipate an additional decline in net sales for Oxford Apparel in fiscal 2008 as we continue to focus on our key product categories and programs that provide an appropriate return.
     Gross profit decreased 3.5% in the eight month transition period ended February 2, 2008. The decrease was due to lower sales, as described above, partially offset by higher gross margins. Gross margins increased to 39.6% of net sales during the eight month transition period ended February 2, 2008 from 38.6% during the eight months ended February 2, 2007. The increase was primarily due to the increased proportion of Tommy Bahama and Ben Sherman sales, which have higher gross margins than our other businesses.
     Our gross profit may not be directly comparable to those of our competitors, as income statement classifications of certain expenses may vary by company.
     Selling, general and administrative expenses, or SG&A, increased 3.9% in the eight month transition period ended February 2, 2008. SG&A was 35.1% of net sales in the eight month transition period ended February 2, 2008 compared to 31.8% in the eight months ended February 2, 2007. The increase in SG&A was primarily due to the expenses associated with operating additional Tommy Bahama and Ben Sherman retail stores. These increases were partially offset by lower incentive compensation expense due to lower earnings and a decrease in SG&A expense in Oxford Apparel Group as a result of our strategy to focus on key products and exit underperforming lines of business, many of which had higher SG&A structures. The increase as a percentage of net sales was due to the reduction in net sales for the eight month transition period ended February 2, 2008 compared to the eight months ended February 2, 2007, as discussed above, and the increase in total SG&A.

     Amortization of intangible assets decreased 24.2% in the eight month transition period ended February 2, 2008. The change was primarily due to certain intangible assets acquired as part of our previous acquisitions, which generally have a greater amount of amortization in the earlier periods following the acquisition than later periods. We expect that amortization of intangible assets will be approximately $3.1 million in fiscal 2008 unless we acquire additional intangible assets with definite lives.
     Royalties and other operating income increased 29.2% in the eight month transition period ended February 2, 2008. The increase was primarily due to increased royalty income from the Tommy Bahama and Ben Sherman brands.
     Operating income decreased 27.0% in the eight month transition period ended February 2, 2008 due to the changes discussed below.
     Tommy Bahama reported a $5.7 million, or 13.0%, decrease in operating income in the eight month transition period ended February 2, 2008. The net decrease was primarily due to lower net sales, as discussed above, and higher SG&A due to the additional Tommy Bahama retail stores. These items were partially offset by higher royalty income during the eight month transition period ended February 2, 2008.
     Ben Sherman reported a $0.1 million, or 3.0%, increase in operating income in the eight month transition period ended February 2, 2008. The net increase was primarily due to Ben Sherman’s increased retail sales, increased sales in our international markets outside of the United Kingdom and United States and higher royalty income, partially offset by a decline in sales in our Ben Sherman wholesale business.
     Lanier Clothes reported a $4.4 million, or 93.3%, decrease in operating income in the eight month transition period ended February 2, 2008. The net decrease was primarily due to lower net sales and lower gross margins caused by weak demand in the moderate tailored clothing market, particularly in the chain and department store channels of distribution.
     Oxford Apparel reported a $2.1 million, or 15.1%, decrease in operating income in the eight month transition period ended February 2, 2008. The net decrease was primarily due to reduced net sales, as discussed above. We also incurred charges totaling $1.3 million during the eight month transition period ended February 2, 2008 related to the disposal of our Tegucigalpa, Honduras manufacturing facility. These items were partially offset by reduced SG&A expenses, as discussed above.
     The Corporate and Other operating loss increased 29.9% in the eight month transition period ended February 2, 2008. The increase in the operating loss was primarily due to the impact of LIFO accounting adjustments in the two periods, the discontinuation of the fees we had been receiving for providing corporate administrative services to the purchaser of the assets of the Womenswear Group pursuant to a transition services agreement and the closure of our internal trucking operation during the eight month transition period ended February 2, 2008. These changes were partially offset by lower incentive compensation expense due to lower earnings in the current period.
     Interest expense, net increased 0.9% in the eight month transition period ended February 2, 2008. The increase in interest expense was primarily due to a higher average debt outstanding, resulting from borrowings used to fund our accelerated share repurchase program, discussed above, partially offset by lower interest rates.
     Income taxes were at an effective tax rate of 25.2% for the eight month transition period ended February 2, 2008 as compared to 36.3% for the eight months ended February 2, 2007. The decrease in the effective rate reflects (1) the impact on our deferred tax balances as a result of a change in the enacted tax rate in the United Kingdom, (2) the change, during the fourth quarter of fiscal 2007, in our assertion regarding our initial investment in a foreign subsidiary, which is now considered permanently reinvested and (3) the impact of the short fiscal year (due to the change in our fiscal year) on our estimated taxable income. We believe our annual effective tax rate, before the impact of any discrete events, is approximately 34%.

     Diluted earnings from continuing operations per common share decreased from $1.47 to $1.11 due to the changes in the operating results discussed above, partially offset by the reduction in the weighted average shares outstanding during the period as a result of our repurchase of approximately 1.9 million shares in November 2007, pursuant to our accelerated share repurchase program.
FISCAL 2007 COMPARED TO FISCAL 2006
     The discussion below compares our results of operations for fiscal 2007 to those in fiscal 2006. Each percentage change provided below reflects the change between these periods unless indicated otherwise.
     Net sales increased $19.8 million, or 1.8%, in fiscal 2007 as a result of the changes in sales as discussed below.
     Tommy Bahama reported an increase in net sales of $56.0 million, or 13.7%. The increase was primarily due to an increase in unit sales of 16.6% primarily due to growth in Tommy Bahama Relax, Tommy Bahama Golf 18 and Tommy Bahama Swim tm products and an increase in the total number of retail stores from 59 at June 2, 2006 to 68 at June 1, 2007. These factors were partially offset by a decrease in the average selling price per unit of 3.2%, primarily because our sales of Tommy Bahama products at wholesale grew faster than sales at retail.
     Ben Sherman reported a decrease in net sales of $9.8 million, or 5.9%. The decrease was primarily due to a decrease in unit sales of 13.5% resulting from a unit sales decline in the United Kingdom and the United States. This decline was primarily due to the weakness in the United Kingdom apparel market through much of fiscal 2007 and our efforts to restrict distribution of Ben Sherman products and decrease inventory levels at retail in the United States. This decrease in unit sales was partially offset by an increase in the average selling price per unit of 8.8%, which was primarily due to an 8.6% increase in the average exchange rate between the United States dollar and the British pound sterling.
     Lanier Clothes reported a decrease in net sales of $15.3 million, or 8.5%. The decrease was primarily due to a unit sales decrease of 8.5% primarily due to sluggish demand in the tailored clothing market at retail as well as our difficulty in forecasting demand for the combined operations of Macy’s following its merger with May Company, operational issues associated with shifts in sourcing to new locations and repositioning certain of our Lanier Clothes product lines.
     Oxford Apparel reported a decrease in net sales of $13.6 million, or 3.9%. The decrease was primarily due to a decrease in the average selling price per unit of 8.0%. This decrease was due to product mix including an increase in the percentage of sales on an FOB Foreign Port basis, which generally have lower selling prices, and the exit from certain lines of business. The decrease in the selling price per unit was partially offset by an increase of 4.5% in unit sales, primarily due to new programs in fiscal 2007, including sales of Hathaway branded products.
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
     SG&A increased 5.3% in fiscal 2007. SG&A was 31.6% of net sales in fiscal 2007 compared to 30.6% in fiscal 2006. The increase in SG&A was primarily due to the expenses associated with opening new Tommy Bahama retail stores and the increase in the average currency exchange rate related to our Ben Sherman business in the United Kingdom. Additionally, in fiscal 2007, we recognized approximately $3.3 million in severance costs in Oxford Apparel, Lanier Clothes and Corporate and Other, and in fiscal 2006 we recognized approximately $1.2 million of restructuring costs primarily related to the consolidation of certain support functions in Oxford Apparel.

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
     The Corporate and Other operating loss increased 2.1% in fiscal 2007. The increase in the operating loss was primarily due to severance costs partially offset by payments we received for certain corporate administrative services we provided to the purchaser of the assets of the Womenswear Group pursuant to a transition services agreement, which did not continue in our eight month transition period ended February 2, 2008.
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
     The table below provides summary cash flow information (in thousands).

		Eight Month
	Twelve Months	Transition Period	Eight Months
	Ended February 2,	Ended February 2,	Ended February 2,
	2008	2008	2007	Fiscal 2007	Fiscal 2006
	(Unaudited)		(Unaudited)
Net cash provided by (used in) operating activities	$66,431	$44,137	$37,007	$59,606	$80,955
Net cash provided by (used in) investing activities	(85,126)	(74,818)	(41,049)	(51,467)	(34,594)
Net cash provided by (used in) financing activities	4,169	8,962	(6,220)	(10,826)	(97,998)
EIGHT MONTH TRANSITION PERIOD ENDED FEBRUARY 2, 2008 COMPARED TO
EIGHT MONTHS ENDED FEBRUARY 2, 2007
     Cash and cash equivalents on hand was $14.9 million and $30.5 million at February 2, 2008 and February 2, 2007, respectively.
Operating Activities
     During the eight month transition period ended February 2, 2008 and the eight months ended February 2, 2007, our continuing operations generated $44.1 million and $37.0 million of cash, respectively. The operating cash flows were primarily the result of earnings from continuing operations for the period, adjusted for non-cash activities such as depreciation, amortization and stock compensation expense and changes in our working capital accounts. In the eight month transition period ended February 2, 2008 and the eight months ended February 2, 2007, the significant changes in working capital from June 1, 2007 and June 2, 2006, respectively, included increases in inventories and lower receivables.
     Our working capital ratio, which is calculated by dividing total current assets by total current liabilities, was 1.91:1 and 2.44:1 at February 2, 2008, and February 2, 2007, respectively. The change from February 2, 2007 was primarily due to the fact that we had borrowings outstanding under our U.S. Revolver at February 2, 2008, primarily resulting from borrowings to fund our accelerated share repurchase program and the acquisition of Tommy Bahama’s buying agent.
     Receivables were $105.6 million and $106.6 million at February 2, 2008 and February 2, 2007, respectively, representing a decrease of 1%. The decrease was primarily due to lower wholesale sales during the two months ended February 2, 2008 compared to the two months ended February 2, 2007. Days’ sales outstanding for our wholesale accounts receivable was 53 days and 57 days at February 2, 2008 and February 2, 2007, respectively.
     Inventories were $158.9 million and $166.2 million at February 2, 2008 and February 2, 2007, respectively, a decrease of 4%. Inventory for the Tommy Bahama operating group increased to support additional retail stores. Inventory levels at Ben Sherman decreased primarily due to reductions of excess inventory in our Ben Sherman U.S. business. Inventory for Lanier Clothes decreased as we have continued to focus on moving excess inventory resulting from the sluggish tailored clothing market. Although we have made significant progress in reducing our inventory levels, at February 2, 2008, we continue to have higher than optimal levels of inventory in our replenishment programs and seasonal inventories in Lanier Clothes. We expect the inventory levels for Lanier Clothes to decrease to a more optimal level before the end of the second quarter of fiscal 2008. Inventory levels for Oxford Apparel increased compared to the prior year primarily due to inventory increases in replenishment programs and new initiatives in our dress shirt business and other key product categories partially offset by reductions in product categories that we have exited. Our days’ supply of inventory on hand, using a FIFO basis, was 118 days and 113 days as of February 2, 2008 and February 2, 2007, respectively, due to the changes by operating group discussed above.
     Prepaid expenses were $18.7 million and $22.7 million at February 2, 2008 and February 2, 2007, respectively. The decrease in prepaid expenses was primarily due to the timing of payments for certain operating expenses, including advertising and insurance costs.
     Current liabilities were $156.4 million and $133.6 million at February 2, 2008 and February 2, 2007, respectively. The increase in current liabilities was primarily due to the amounts outstanding under our U.S. Revolver as a result of the borrowings related to our accelerated share repurchase program in November 2007 and the acquisition of Tommy Bahama’s buying agent on February 1, 2008.
     Other non-current liabilities, which primarily consist of deferred rent and deferred compensation amounts, were $50.9 million and $36.3 million at February 2, 2008 and February 2, 2007, respectively. The increase was primarily due to the recognition of additional deferred rent and deferred compensation during the twelve months subsequent to February 2, 2007 and the reclassification of approximately $5.3 million to other non-current liabilities from income taxes payable and non-current deferred income taxes as a result of the adoption of FIN 48 in the first quarter of the eight month transition period ended February 2, 2008.
     Non-current deferred income taxes were $61.0 million and $80.7 million at February 2, 2008 and February 2, 2007, respectively. The change resulted primarily from the reclassification of approximately $3.7 million from non-current deferred income taxes to other non-current liabilities as a result of the adoption of FIN 48 in the eight month transition period ended February 2, 2008, the change in our assertion related to a foreign subsidiary in the fourth quarter of fiscal 2007, a distribution from a foreign subsidiary during the eight month transition period ended February 2, 2008, the impact on our deferred tax balances as a result of a change in the enacted tax rate in the United Kingdom in the eight month transition period ended February 2, 2008 and the impact of book to tax differences for depreciation expense.
Investing Activities
     During the eight month transition period ended February 2, 2008, investing activities used $74.8 million in cash. We paid approximately $55.6 million related to acquisitions primarily consisting of the final Tommy Bahama earn-out payments and the acquisition of the Tommy Bahama buying agent on February 1, 2008. Additionally, we incurred approximately $21.1 million of capital expenditures, primarily related to new retail stores. We received proceeds of approximately $2.5 million primarily related to the disposal of our manufacturing facility in Tegucigalpa, Honduras in October 2007.
     During the eight months ended February 2, 2007, investing activities used $41.0 million in cash. We paid approximately $22.4 million related to acquisitions, consisting of the fiscal 2006 Tommy Bahama earn-out payment and the acquisition of a two-thirds ownership interest in an unconsolidated entity that owns the Hathaway trademark in the United States and certain other countries. Additionally, we incurred capital expenditures of $18.7 million, primarily related to new retail stores.
     Non-current assets, including property, plant and equipment, goodwill, intangible assets and other non-current assets, increased from February 2, 2007 to February 2, 2008, primarily as a result of the fiscal 2007 and cumulative earn-out related to the Tommy Bahama acquisition, the acquisition of Tommy Bahama’s buying agent and capital expenditures for our retail stores. These increases were partially offset by depreciation related to our property, plant and equipment and amortization of our intangible assets.

Financing Activities
     During the eight month transition period ended February 2, 2008, financing activities provided $9.0 million in cash. As the cash flow used in our investing activities as discussed above, cash paid related to our $60 million accelerated share repurchase program and the $6.5 million of dividends paid exceeded cash flows provided by operating activities, we borrowed additional amounts under our U.S. Revolver during the eight month transition period ended February 2, 2008. We also received $2.6 million of cash from the exercise of employee stock options. The $6.5 million of dividends paid on our common stock were for the dividends declared in the first quarter and second quarter of the eight month transition period ended February 2, 2008.
     During the eight months ended February 2, 2007, financing activities used $6.2 million in cash. We paid $8.0 million for dividends declared in the fourth quarter of fiscal 2006, first quarter of fiscal 2007 and second quarter of fiscal 2007. We also repaid approximately $1.0 million of borrowings under our U.S. Revolver during the eight months ended February 2, 2007 as cash flow from continuing and discontinued operations exceeded our investing and financing activities. We also received $2.8 million of cash upon the exercise of stock options during the eight months ended February 2, 2007.
     Additionally, on March 27, 2008 our board of directors declared a cash dividend of $0.18 per share payable on May 30, 2008 to shareholders of record on May 15, 2008, which will be the 192nd consecutive quarterly dividend we have paid since we became a public company in July 1960. We expect to pay dividends in future quarters. However, we may decide to discontinue or modify dividend payments at any time if we determine that other uses of our capital, including, but not limited to, payment of outstanding debt, repurchases of outstanding shares or funding of future acquisitions, may be in our best interest, if our expectations of future cash flows and future cash needs outweigh the ability to pay a dividend or if the terms of our credit facilities or other debt instruments limit our ability to pay dividends. We may borrow to fund dividends in the short-term based on our expectations of operating cash flows in future periods. All cash flow from operations will not necessarily be paid out as dividends in all periods.
     Debt, including short term debt, was $272.3 million and $199.6 million as of February 2, 2008 and February 2, 2007, respectively. The increase was primarily due to borrowings under our U.S. Revolver to fund our $60 million accelerated share repurchase program and our acquisition of the Tommy Bahama buying agent.
Cash Flows from Discontinued Operations
     During the eight months ended February 2, 2007 cash flows from discontinued operations resulted from the net assets related to the discontinued operations of our Womenswear Group as of June 2, 2006 being converted to cash during the period. There were no cash flows from discontinued operations during the eight month transition period ended February 2, 2008 and we do not anticipate any significant cash flows from discontinued operations in future periods.
FISCAL 2007 COMPARED TO FISCAL 2006
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
     Non-current deferred income tax liabilities were $72.0 million and $76.6 million at June 1, 2007 and June 2, 2006, respectively. The decrease was primarily a result of changes in property, plant and equipment basis differences, amortization of acquired intangible assets and deferred compensation balances.
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
Liquidity and Capital Resources
     The table below provides a description of our significant financing arrangements and the amounts outstanding under these financing arrangements at February 2, 2008 (in thousands):

$280 million U.S. Secured Revolving Credit Facility (“U.S. Revolver”), which accrues interest (6.0% at February 2, 2008), unused line fees and letter of credit fees based upon a pricing grid which is tied to certain debt ratios, requires interest payments monthly with principal due at maturity (July 2009), and is collateralized by substantially all the assets of Oxford Industries, Inc. and our domestic subsidiaries (1)	$72,900
£12 million Senior Secured Revolving Credit Facility (“U.K. Revolver”), which accrues interest at the bank’s base rate plus 1.0%, requires interest payments monthly with principal payable on demand or at maturity (July 2008), and is collateralized by substantially all the United Kingdom assets of Ben Sherman	—
$200 million Senior Unsecured Notes (“Senior Unsecured Notes”), which accrue interest at 8.875% (effective rate of 9.0%), require interest payments semi-annually on June 1 and December 1 of each year, require payment of principal at maturity (June 2011), are subject to certain prepayment penalties, as discussed below, and are guaranteed by our domestic subsidiaries	200,000
Unamortized discount on Senior Unsecured Notes	(586)

Total debt	$272,314
Short-term debt and current maturities of long-term debt	(37,900)

Total long-term debt, less current maturities	$234,414

(1)	$35.0 million and $37.9 million of the amount outstanding under the U.S. Revolver at February 2, 2008 was classified as long-term debt and short-term debt, respectively. The amount classified as long-term debt represents the minimum amount we anticipate to be outstanding under the U.S. Revolver during fiscal 2008.
     Our U.S. Revolver and U.K. Revolver are used to finance trade letters of credit and standby letters of credit, as well as provide funding for other operating activities and acquisitions. As of February 2, 2008, approximately $52.2 million of trade letters of credit and other limitations on availability were outstanding against our U.S. Revolver and the U.K. Revolver. The aggregate net availability under our U.S. Revolver and U.K. Revolver agreements was approximately $178.7 million as of February 2, 2008 subject to the respective limitations on borrowings set forth in our U.S. Revolver, U.K. Revolver and the indenture for the Senior Unsecured Notes.

     Our U.S. Revolver and Senior Unsecured Notes each include certain debt covenant restrictions that require us or our subsidiaries to maintain certain financial ratios that we believe are customary for similar facilities. As of February 2, 2008, we were compliant with all financial covenants and restricted payment provisions related to our debt agreements.
     Our U.S. Revolver also includes limitations on certain restricted payments, including payment of dividends. Pursuant to the U.S. Revolver agreement, subject to other conditions, we may pay dividends if our Total Debt to EBITDA ratio, as defined in the U.S. Revolver agreement, for the four preceding quarters would have been not more than 3.00:1.00 after giving effect to the dividend payment. Our U.S. Revolver further provides that, effective as of August 3, 2008, this limitation will change so that we may make restricted payments such as dividends if, subject to other conditions, our Total Debt to EBITDA ratio for the four preceding quarters is 2.75:1.00 after giving effect to the payment. Additionally, our Senior Unsecured Notes include limitations on the payment of dividends. Pursuant to the indenture governing our Senior Unsecured Notes, we may make certain Restricted Payments, as defined in the indenture, to the extent that the sum of the Restricted Payments do not exceed the allowable amount described in the indenture. Restricted Payments include the payment of dividends, the repurchase of our common shares, repayment of certain debt, the payment of amounts pursuant to earn-out agreements and certain investments. The allowable amount includes 50% of GAAP net income, as adjusted, cash proceeds from the issuance of shares of our common stock including stock options and restricted stock awards and certain other items. We were compliant with these limitations as of February 2, 2008.
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
     Our debt to total capitalization ratio was 40%, 31% and 32% at February 2, 2008, June 1, 2007 and February 2, 2007, respectively. The change in this ratio from June 1, 2007 and February 2, 2007 was primarily a result of our $60 million share repurchase program and the acquisition of the Tommy Bahama buying agent on February 1, 2008, both of which were funded from borrowings under our U.S. Revolver. Our debt level, as well as the ratio of debt to total capitalization, in future years may not be comparable to historical amounts as we continuously assess and periodically make changes to our capital structure and may make additional acquisitions, investments or repurchases of shares in the future.
     We anticipate that we will be able to satisfy our ongoing cash requirements, which generally consist of working capital needs, capital expenditures (primarily for the opening of additional Tommy Bahama and Ben Sherman retail stores) and interest payments on our debt during fiscal 2008, primarily from cash on hand and cash flow from operations supplemented by borrowings under our lines of credit, if necessary. Our need for working capital is typically seasonal with the greatest requirements generally existing in the fall and spring of each year. Our capital needs will depend on many factors including our growth rate, the need to finance increased inventory levels and the success of our various products.
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

     The following table summarizes our contractual cash obligations, as of February 2, 2008, by future period:

	Payments Due by Period
	Less Than	1-3	3-5	More Than
	1 year	Years	Years	5 Years	Total
	(In thousands)
Contractual Obligations
Senior Unsecured Notes	$—	$—	$200,000	$—	$200,000
Interest on Senior Unsecured Notes	17,750	35,500	8,875	—	62,125
U.S. Revolver and U.K. Revolver (1)	—	72,900	—	—	72,900
Operating leases (2)	32,946	64,152	56,867	86,092	240,057
Minimum royalty and advertising payments pursuant to royalty agreements	8,068	7,614	1,869	—	17,551
Letters of credit	52,164	—	—	—	52,164
Other (3)(4)(5)	—	—	—	—	—

Total	$110,928	$180,166	$267,611	$86,092	$644,797

(1)	Interest amounts payable in future periods on our U.S. Revolver and U.K. Revolver have been excluded from the table above as the amount that will be outstanding and interest rate during any fiscal year will be dependent upon future events which are not known at this time.

(2)	Amounts to be paid in future periods for real estate taxes, insurance, other operating expenses and contingent rent applicable to the properties pursuant to the respective operating leases have been excluded from the table above as the amounts payable in future periods are generally not specified in the lease agreements and are dependent on amounts which are not known at this time. Such amounts incurred in the eight months ended February 2, 2008 and fiscal 2007 totaled approximately $8.2 million and $10.8 million, respectively.

(3)	Amounts totaling $11.9 million of deferred compensation obligations and $0.7 million of obligations related to the post-retirement benefit portions of endorsement-type split dollar life insurance policies which are included in other non-current liabilities in our consolidated balance sheet as of February 2, 2008 have been excluded from the table above due to the uncertainty of the timing of the payment of these obligations, which are generally at the discretion of the individual employees or upon the death of the former employee, respectively.

(4)	An environmental reserve of $4.4 million, which is included in other non-current liabilities in our consolidated balance sheet as of February 2, 2008 and discussed in Note 6 to our consolidated financial statements included in this report, has been excluded from the above table as we were not contractually obligated to incur these costs as of February 2, 2008.

(5)	A $2.8 million provision related to uncertain tax positions included in other non-current liabilities in our consolidated balance sheet as of February 2, 2008 has been excluded from the table above due to the uncertainty of the timing of payment of the amounts.
     Our anticipated capital expenditures for fiscal 2008 are expected to be approximately $25 million. These expenditures will consist primarily of the continued expansion of our retail operations of Tommy Bahama and Ben Sherman.
Accelerated Share Repurchase Program
     On October 31, 2007, our board of directors authorized the repurchase by us of up to $60 million of our outstanding common stock, replacing our previously announced stock repurchase authorization. On November 8, 2007, we entered into and publicly announced an accelerated share repurchase agreement with Bank of America, N.A., an unrelated third party, under which we will repurchase $60 million of our common stock. The material terms of the agreement are described in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview, included in this report. We funded the $60 million repurchase in November 2007 and do not anticipate any future cash outflows pursuant to the agreement.
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
Revenue Recognition and Accounts Receivable
     Our revenue consists of wholesale, retail store, e-commerce and restaurant sales. We consider revenue realized or realizable and earned when the following criteria are met: (1) persuasive evidence of an agreement exists, (2) delivery has occurred, (3) our price to the buyer is fixed and determinable, and (4) collectibility is reasonably assured.
     In the normal course of business we offer certain discounts or allowances to our wholesale customers. Wholesale operations’ sales are recorded net of such discounts, allowances, advertising support not specifically relating to the reimbursement for actual advertising expenses by our customers and provisions for estimated returns. As certain allowances and other deductions are not finalized until the end of a season, program or other event which may not have occurred yet, we estimate such discounts and allowances on an ongoing basis. Significant considerations in determining our estimates for discounts, returns and allowances for wholesale customers include historical and current trends, projected seasonal results, an evaluation of current economic conditions and retailer performance. Actual discounts and allowances to our wholesale customers have not differed materially from our estimates in prior periods. As of February 2, 2008, our total reserves for discounts and allowances were approximately $14.3 million, and therefore, a hypothetical change in our allowances of 10% would have a pre-tax impact of $1.4 million on net earnings.
     In circumstances where we become aware of a specific customer’s inability to meet its financial obligations, a specific reserve for bad debts is taken as a reduction to accounts receivable to reduce the net recognized receivable to the amount reasonably expected to be collected. For all other customers, we recognize estimated reserves for bad debts based on our historical collection experience, the financial condition of our customers, an evaluation of current economic conditions and anticipated trends, each of which are subjective and require certain assumptions. Actual charges for uncollectible amounts have not differed materially from our estimates in prior periods. As of February 2, 2008, our allowance for doubtful accounts was approximately $1.3 million, and therefore, a change in our reserves of 10% would have a pre-tax impact of approximately $0.1 million on net earnings.
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
     For consolidated financial reporting, approximately $64.1 million of our inventories are valued at the lower of LIFO cost or market after deducting the $39.8 million LIFO reserve as of February 2, 2008. Approximately $94.8 million of our inventories are valued at the lower of FIFO cost or market as of February 2, 2008. LIFO inventory calculations are made on a legal entity basis which does not correspond to our operating group definitions, but generally our inventories valued at the lower of LIFO cost or market relate to our historical businesses included in the Lanier Clothes and Oxford Apparel groups and our inventories valued at the lower of FIFO cost or market relate to recently acquired businesses. LIFO inventory accounting adjustments are not allocated to the respective operating groups. LIFO reserves are based on the Producer Price Index as published by the United States Department of Labor. We write down inventories valued at the lower of LIFO cost or market when LIFO exceeds market value. The impact of accounting for inventories on the LIFO method is reflected in Corporate and Other for operating group reporting purposes included in Note 10 to our consolidated financial statements and in the results of operations in our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report.
     A change in the markdowns of our inventory valued at the lower of LIFO cost or market method would not be expected to have a material impact on our consolidated financial statements due to the existence of our LIFO reserve of $39.8 million as of February 2, 2008. A hypothetical 10% change in the amount of markdowns for inventory valued on the lower of FIFO cost or market method would have a pre-tax impact of approximately $0.6 million on net earnings.
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
     Amortization of intangible assets with finite lives, which consist of license agreements, certain trademarks, customer relationships and covenants not to compete, is recognized over their estimated useful lives using a method of amortization that reflects the pattern in which the economic benefits of the intangible assets are consumed or otherwise realized. We amortize our intangible assets with finite lives for periods of up to 20 years. The determination of an appropriate useful life for amortization is based on our plans for the intangible asset as well as factors outside of our control. Intangible assets with finite lives are reviewed for impairment periodically if events or changes in circumstances indicate that the carrying amount may not be recoverable. If expected future undiscounted cash flows from operations are less than their carrying amounts, an asset is determined to be impaired and a loss is recorded for the amount by which the carrying value of the asset exceeds its fair value. During the twelve months ended February 2, 2008, we recognized approximately $5.4 million of expense for the amortization of intangible assets. If the useful lives assigned to these intangible assets with finite lives had been reduced by 10% at acquisition, the amount of additional amortization expense would have been approximately $0.5 million during the twelve months ended February 2, 2008.
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
Income Taxes
     Significant judgment is required in determining the provision for income taxes for a company with global operations. The ultimate tax outcome may be uncertain for many transactions. Our provisions are based on federal and projected state statutory rates and take into account our quarterly assessment of permanent book/tax differences, income tax credits and uncertain tax positions. We estimate the effective tax rate for the full fiscal year and record a quarterly income tax provision in accordance with the anticipated annual rate. As the fiscal year progresses, the estimate is refined based upon actual events and earnings by jurisdiction and to reflect changes in our judgment of the likely outcome of uncertain tax positions. This estimation process periodically results in a change to the expected effective tax rate for the fiscal year. When this occurs, we adjust the income tax provision during the quarter in which the change in estimate occurs so that the year-to-date provision reflects the expected annual rate.  Income tax expense may also be adjusted for discrete events occurring during the year, such as the enactment of tax rate changes or changes in reserves for uncertain tax positions, which are reflected in the quarter that the changes occur.  In the twelve months ended February 2, 2008, an increase in the effective tax rate percentage from 28% to 29% would have reduced net earnings by approximately $0.6 million.
RECENT ACCOUNTING PRONOUNCEMENTS
     See Note 1 to our consolidated financial statements included in this report for a description of recent accounting pronouncements.
SEASONALITY
     Although our various product lines are sold on a year-round basis, the demand for specific products or styles may be seasonal. For example, the demand for golf and Tommy Bahama products is higher in the spring and summer seasons. Generally, our products are sold prior to each of the retail selling seasons, including spring, summer, fall and holiday. As the timing of product shipments and other events affecting the retail business may vary, results for any particular quarter may not be indicative of results for the full year. The percentage of net sales by quarter for the twelve months ended February 2, 2008 was 27%, 23%, 26% and 24%, respectively, and the percentage of earnings before income taxes by quarter for the twelve months ended February 2, 2008 was 40%,18%, 28% and 14%, respectively, which we do not believe is indicative of the distribution in future years as the last three quarters of the twelve months ended February 2, 2008 were impacted by the current economic environment.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Trade Policy Risk
     Under the terms of China’s World Trade Organization (“WTO”) accession agreement, the United States and other WTO members may impose additional duties or quantitative import restrictions (“quotas”) on specific products and specific categories of products from China under certain circumstances. Any such additional duties or quota could cause disruption in our supply chain or adversely impact our business by increasing our cost of goods sold. During the twelve months ended February 2, 2008, we sourced approximately 45% of our product purchases from China.

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
     As of February 2, 2008, we had approximately $72.9 million of debt outstanding subject to variable interest rates. Our average variable rate borrowings for the eight month transition period ended February 2, 2008 were $25.5 million, with an average interest rate of 6.6% during the period. Our lines of credit are based on variable interest rates in order to provide the necessary borrowing flexibility we require. To the extent that the amounts outstanding under our variable rate lines of credit change, our exposure to changes in interest rates would also change. Based on the average variable rate borrowings outstanding for the eight month transition period ended February 2, 2008, if our average interest rates increased by 100 basis points, our interest expense for a full twelve month period would increase by approximately $0.3 million. Borrowings, and therefore interest expense, for the eight month transition period ended February 2, 2008 and the twelve months ended February 2, 2008 are not indicative of borrowings in future periods as we did not have significant borrowings under our U.S. Revolver during the eight month transition period ended February 2, 2008 until we entered into a $60 million accelerated share repurchase agreement in November 2007 and acquired Tommy Bahama’s buying agent for approximately $35 million on February 1, 2008. Additionally, if we acquire additional businesses or change our capital structure in the future such a transaction would impact our interest expense in future periods.
     As of February 2, 2008, we had approximately $200 million of fixed rate debt outstanding with substantially all the debt, consisting of our Senior Unsecured Notes, having an effective interest rate of 9.0% and maturing in June 2011. Such agreements may result in higher interest expense than could be obtained under variable interest rate arrangements in certain periods, but are primarily intended to provide long-term financing of our capital structure and minimize our exposure to increases in interest rates. A change in the market interest rate impacts the fair value of our fixed rate debt but has no impact on interest incurred or cash flows.
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

     We receive United States dollars for most of our product sales. Less than 15% of our net sales for the twelve months ended February 2, 2008 were denominated in currencies other than the United States dollar. These sales primarily relate to Ben Sherman sales in the United Kingdom and Europe. With the United States dollar trading at a weaker position than it has historically traded versus the pound sterling and the Canadian dollar, a strengthening United States dollar could result in lower levels of sales and earnings in our consolidated statements of earnings in future periods, although the sales in foreign currencies could be equal to or greater than amounts as previously reported. Based on our net sales during the twelve months ended February 2, 2008 denominated in foreign currencies, if the dollar had strengthened by 5% in the twelve months ended February 2, 2008, we would have experienced a decrease in sales of approximately $6.5 million.
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
     We may from time to time purchase short-term foreign currency forward exchange contracts to hedge against changes in foreign currency exchange rates, but at February 2, 2008, we have not entered into any such agreements that have not been settled. During the twelve months ended February 2, 2008, foreign currency forward exchange contracts outstanding did not exceed $11 million at any time and did not have a material impact on our consolidated financial statements. When such contracts are outstanding, the contracts are marked to market with the offset being recognized in our consolidated statement of earnings or other comprehensive income if the transaction does not or does, respectively, qualify as a hedge in accordance with accounting principles generally accepted in the United States.
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

Item 8.  Financial Statements and Supplementary Data
OXFORD INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS

	February 2,	June 1,	February 2,	June 2,
	2008	2007	2007	2006
			(Unaudited)
	(In thousands, except par amounts)
ASSETS
Current Assets:
Cash and cash equivalents	$14,912	$36,882	$30,462	$10,479
Receivables, net	105,561	138,035	106,574	144,079
Inventories, net	158,925	137,333	166,213	123,594
Prepaid expenses	18,701	21,991	22,662	20,214
Current assets related to discontinued operations, net	—	—	—	59,215

Total current assets	298,099	334,241	325,911	357,581
Property, plant and equipment, net	92,502	87,323	81,495	73,663
Goodwill, net	257,921	222,430	201,793	199,232
Intangible assets, net	230,933	234,081	235,803	234,453
Other non-current assets, net	30,817	30,663	30,103	20,666

Total Assets	$910,272	$908,738	$875,105	$885,595

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Trade accounts payable and other accrued expenses	$101,123	$84,385	$107,224	$105,038
Accrued compensation	14,485	26,254	19,934	26,754
Additional acquisition cost payable	—	22,575	—	11,897
Dividends payable	2,889	—	3,205	2,646
Income taxes payable	20	8,827	2,123	3,138
Short-term debt and current maturities of long-term debt	37,900	403	406	130
Current liabilities related to discontinued operations	—	—	662	30,716

Total current liabilities	156,417	142,444	133,554	180,319
Long-term debt, less current maturities	234,414	199,294	199,236	200,023
Other non-current liabilities	50,909	40,947	36,290	29,979
Non-current deferred income taxes	60,984	72,000	80,730	76,573
Commitments and contingencies
Shareholders’ Equity:
Preferred stock, $1.00 par value; 30,000 authorized and none issued and outstanding at February 2, 2008; June 1, 2007; February 2, 2007 (unaudited) and June 2, 2006	—	—	—	—
Common stock, $1.00 par value; 60,000 authorized and 16,049 issued and outstanding at February 2, 2008; 17,843 issued and outstanding at June 1, 2007; 17,804 issued and outstanding at February 2, 2007 (unaudited); and 17,646 issued and outstanding at June 2, 2006	16,049	17,843	17,804	17,646
Additional paid-in capital	85,224	81,611	79,688	74,812
Retained earnings	293,212	341,369	318,379	300,973
Accumulated other comprehensive income	13,063	13,230	9,424	5,270

Total shareholders’ equity	407,548	454,053	425,295	398,701

Total Liabilities and Shareholders’ Equity	$910,272	$908,738	$875,105	$885,595

See accompanying notes.

OXFORD INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF EARNINGS

	Eight Month
	Transition Period
	Ended February 2,
	2008	Fiscal 2007	Fiscal 2006	Fiscal 2005
	(In thousands, except per share amounts)
Net sales	$695,798	$1,128,907	$1,109,116	$1,056,787
Cost of goods sold	420,038	681,147	677,429	653,538

Gross profit	275,760	447,760	431,687	403,249
Selling, general and administrative	244,033	356,970	339,073	314,413
Amortization of intangible assets	3,184	6,405	7,642	8,622

	247,217	363,375	346,715	323,035
Royalties and other operating income	12,451	16,462	13,144	12,060

Operating income	40,994	100,847	98,116	92,274
Interest expense, net	15,302	22,214	23,971	26,146

Earnings before income taxes	25,692	78,633	74,145	66,128
Income taxes	6,477	26,313	22,944	22,177

Net earnings from continuing operations	19,215	52,320	51,201	43,951
(Loss) Earnings from discontinued operations, net of taxes	—	(183)	19,270	5,876

Net earnings	$19,215	$52,137	$70,471	$49,827

Net earnings from continuing operations per common share:
Basic	$1.12	$2.96	$2.93	$2.62
Diluted	$1.11	$2.93	$2.88	$2.53
(Loss) Earnings from discontinued operations per common share:
Basic	$—	$(0.01)	$1.10	$0.35
Diluted	$—	$(0.01)	$1.08	$0.34
Net earnings per common share:
Basic	$1.12	$2.95	$4.03	$2.97
Diluted	$1.11	$2.92	$3.96	$2.87
Weighted average common shares outstanding:
Basic	17,227	17,673	17,492	16,788
Dilution	131	208	289	562

Diluted	17,358	17,881	17,781	17,350

Dividends declared per common share	$0.54	$0.66	$0.57	$0.51
See accompanying notes.

OXFORD INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive
	Stock	Capital	Earnings	Income	Total
	(In thousands)
Balance, May 28, 2004	$16,215	$23,673	$199,089	$—	$238,977
Comprehensive income:
Net earnings and other comprehensive income	—	—	49,827	298	50,125
Shares issued under stock plans, net of tax benefit of $1.6 million	184	3,879	—	—	4,063
Compensation expense for stock awards	—	970	—	—	970
Stock issued for acquisition	485	17,396	—	—	17,881
Cash dividends declared	—	—	(8,515)	—	(8,515)

Balance, June 3, 2005	$16,884	$45,918	$240,401	$298	$303,501
Comprehensive income:
Net earnings and other comprehensive income	—	—	70,471	4,972	75,443
Shares issued under stock plans, net of tax benefit of $2.2 million	277	5,889	—	—	6,166
Compensation expense for stock awards	—	3,231	—	—	3,231
Stock issued for acquisition	485	19,774	—	—	20,259
Cash dividends declared	—	—	(9,899)	—	(9,899)

Balance, June 2, 2006	$17,646	$74,812	$300,973	$5,270	$398,701
Comprehensive income:
Net earnings and other comprehensive income	—	—	52,137	7,960	60,097
Shares issued under stock plans, net of tax benefit of $1.1 million	197	4,398	—	—	4,595
Compensation expense for stock awards	—	2,401	—	—	2,401
Cash dividends declared	—	—	(11,741)	—	(11,741)

Balance, June 1, 2007	$17,843	$81,611	$341,369	$13,230	$454,053
Comprehensive income:
Net earnings and other comprehensive income	—	—	19,215	(167)	19,048
Shares issued under stock plans, net of tax benefit of $0.3 million	144	2,437	—	—	2,581
Compensation expense for stock awards	—	1,176	—	—	1,176
Repurchase of common stock	(1,938)	—	(58,120)	—	(60,058)
Adoption of new accounting standards	—	—	91	—	91
Cash dividends declared	—	—	(9,343)	—	(9,343)

Balance, February 2, 2008	$16,049	$85,224	$293,212	$13,063	$407,548

See accompanying notes.

OXFORD INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Eight Month
	Transition
	Period Ended
	February 2,
	2008	Fiscal 2007	Fiscal 2006	Fiscal 2005
	(In thousands)
Cash Flows From Operating Activities:
Net earnings from continuing operations	$19,215	$52,320	$51,201	$43,951
Adjustments to reconcile net earnings from continuing operations to net cash provided by operating activities:
Depreciation	12,839	16,720	15,092	13,321
Amortization of intangible assets	3,184	6,405	7,642	8,622
Amortization of deferred financing costs and bond discount	1,710	2,465	2,462	4,439
Stock compensation expense	1,176	2,401	1,292	907
Loss (gain) on sale of property, plant and equipment	592	(1,325)	248	(95)
Equity method investment (income) loss	(1,050)	(1,187)	475	(479)
Deferred income taxes	(4,933)	(5,962)	(2,847)	(5,014)
Stock option income tax benefit	—	—	2,189	1,566
Changes in working capital:
Receivables	33,649	8,075	3,689	(5,412)
Inventories	(21,696)	(12,809)	22,751	(32,025)
Prepaid expenses	1,180	(1,687)	(119)	(1,487)
Current liabilities	(6,494)	(17,079)	(27,716)	5,104
Other non-current assets	(616)	340	(1,801)	(4,610)
Other non-current liabilities	5,381	10,929	6,397	12,455

Net cash provided by operating activities	44,137	59,606	80,955	41,243
Cash Flows From Investing Activities:
Acquisitions, net of cash acquired	(55,628)	(13,260)	(11,501)	(143,727)
Investments in unconsolidated entities	(568)	(9,391)	(431)	—
Distributions from unconsolidated entities	—	—	2,026	—
Purchases of property, plant and equipment	(21,097)	(31,312)	(24,953)	(23,407)
Proceeds from sale of property, plant and equipment	2,475	2,496	265	430

Net cash used in investing activities	(74,818)	(51,467)	(34,594)	(166,704)
Cash Flows From Financing Activities:
Repayment of financing arrangements	(147,661)	(190,349)	(461,326)	(542,473)
Proceeds from financing arrangements	220,554	189,315	368,883	624,921
Deferred financing costs paid	—	—	—	(2,766)
Repurchase of common stock	(60,058)	—	—	—
Proceeds from issuance of common stock	2,581	4,595	3,976	2,501
Dividends on common stock	(6,454)	(14,387)	(9,531)	(8,184)

Net cash provided (used in) by financing activities	8,962	(10,826)	(97,998)	73,999
Cash Flows From Discontinued Operations:
Net operating cash flows provided by discontinued operations	—	28,316	20,417	10,360
Net investing cash flows provided by (used in) discontinued operations	—	—	35,403	(71)
Net financing cash flows used in discontinued operations	—	—	—	(60)

Net cash provided by discontinued operations	—	28,316	55,820	10,229

Net change in cash and cash equivalents	(21,719)	25,629	4,183	(41,233)
Effect of foreign currency translation on cash and cash equivalents	(251)	774	(203)	163
Cash and cash equivalents at the beginning of year	36,882	10,479	6,499	47,569

Cash and cash equivalents at the end of year	$14,912	$36,882	$10,479	$6,499

Supplemental disclosure of non-cash investing and financing activities:
Accrual for additional acquisition cost	$—	$22,575	$11,897	$25,754
Supplemental disclosure of cash flow information:
Cash paid for interest, net	$11,318	$20,968	$26,250	$33,531
Cash paid for income taxes	$17,589	$29,336	$38,509	$21,196
See accompanying notes.

OXFORD INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
February 2, 2008
Note 1. Summary of Significant Accounting Policies
Principal Business Activity
     We are an international apparel design, sourcing and marketing company that features a diverse portfolio of owned and licensed brands, company-owned retail operations, and a collection of private label apparel businesses. Originally founded in 1942 as a Georgia corporation, we have undergone a transformation in recent years as we migrated from our historical domestic manufacturing roots towards a focus on designing, sourcing and marketing apparel products bearing prominent trademarks owned by us.
     All references to assets, liabilities, revenues and expenses in these financial statements reflect continuing operations and exclude discontinued operations of our Womenswear Group, as discussed below, unless otherwise indicated.
Fiscal Year
     We operate and report our results of operations using a 52/53 week fiscal year. On October 8, 2007 our board of directors approved a change to our fiscal year end. Effective with our fiscal period which commenced on June 2, 2007, our fiscal year end will be the Saturday closest to January 31 and will, in each case, begin at the beginning of the day next following the last day of the preceding fiscal year. Prior to this change to our fiscal year end, our fiscal years ended on the Friday nearest May 31. Accordingly, there was an eight month transition period from June 2, 2007 through February 2, 2008. As used in these financial statements, the terms listed below (or words of similar import) reflect the respective period noted:

Fiscal 2009	52 weeks ending January 30, 2010
Fiscal 2008	52 weeks ending January 31, 2009
Eight month transition period ended February 2, 2008	35 weeks and one day ended February 2, 2008
Fiscal 2007	52 weeks ended June 1, 2007
Eight months ended February 2, 2007	35 weeks ended February 2, 2007
Fiscal 2006	52 weeks ended June 2, 2006
Fiscal 2005	53 weeks ended June 3, 2005
     As a result of the change in our fiscal year, we have presented the following unaudited information for the eight months ended February 2, 2007 for comparison purposes. Additionally, any information included in the financial statements or accompanying notes as of or for the eight months ended February 2, 2007 is unaudited.

	Eight Month
	Transition	Eight Months
	Period Ended	Ended
	February 2,	February 2,
	2008	2007
		(Unaudited)
Net sales	$695,798	$739,489
Cost of goods sold	420,038	453,794

Gross profit	275,760	285,695
Selling, general and administrative	244,033	234,951
Amortization of intangible assets	3,184	4,198

	247,217	239,149
Royalties and other operating income	12,451	9,637

Operating income	40,994	56,183
Interest expense, net	15,302	15,169

Earnings before income taxes	25,692	41,014
Income taxes	6,477	14,892

Net earnings from continuing operations	$19,215	$26,122

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
     We account for investments in which we exercise significant influence, but do not control and have not been determined to be the primary beneficiary, using the equity method of accounting. Significant influence is generally presumed to exist when we own between 20% and 50% of the entity. However, as a matter of policy, if we own a greater than 50% ownership interest in an entity and the minority shareholders hold certain rights that allow them to approve or veto certain major decisions of the business, we would also use the equity method of accounting. Under the equity method of accounting, original investments are recorded at cost, and are subsequently adjusted for our contributions, distributions and share of income or losses of the joint ventures. Allocations of income and loss and distributions by the entity are made in accordance with the terms of the individual joint venture agreements. Our investments accounted for under the equity method are included in other assets, net in our consolidated balance sheets and the related income (loss) is included in royalties and other operating income in our consolidated statements of earnings.
     Our total investment in unconsolidated entities which are accounted for under the equity method as of February 2, 2008, June 1, 2007, February 2, 2007 and June 2, 2006 was $10.9 million, $10.4 million, $10.5 million (unaudited) and $0.8 million, respectively. These investments are included in other non-current assets in our consolidated balance sheets and consist of an Oxford Apparel ownership interest in an entity that owns a manufacturing facility in Asia and an Oxford Apparel ownership interest in an entity which owns certain trademarks, including the Hathaway trademark, which was acquired in August 2006.
     Equity income (loss) from our investments in unconsolidated entities is included in royalties and other income in our consolidated statements of earnings and totaled $1.1 million, $1.2 million, $(0.5) million and $0.5 million during the eight month transition period ended February 2, 2008, fiscal 2007, fiscal 2006 and fiscal 2005, respectively. During the eight month transition period ended February 2, 2008, fiscal 2007, fiscal 2006 and fiscal 2005, we purchased approximately $8.8 million, $17.1 million, $11.1 million and $13.6 million, respectively, of inventory from our joint ventures accounted for using the equity method of accounting. The net amount due from (to) the unconsolidated entities accounted for using the equity method of accounting was $(0.3) million, $(0.5) million, $(0.4) million (unaudited) and $0.5 million at February 2, 2008, June 1, 2007, February 2, 2007 and June 2, 2006, respectively.
Revenue Recognition and Accounts Receivable
     Our revenue consists of wholesale, retail store, e-commerce and restaurant sales. We consider revenue realized or realizable and earned when the following criteria are met: (1) persuasive evidence of an agreement exists, (2) delivery has occurred, (3) our price to the buyer is fixed and determinable, and (4) collectibility is reasonably assured.
     For sales within our wholesale operations, we consider a completed purchase order or some form of electronic communication from the customer requesting the goods persuasive evidence of an agreement. For substantially all of our wholesale sales, our products are considered sold and delivered at the time that the products are shipped as substantially all products are sold based on FOB shipping point terms. This generally coincides with the time that title passes and the risks and rewards of ownership have passed to the customer. For certain transactions in which the goods do not pass through our owned or third party distribution centers and title and the risks and rewards of ownership pass at the time the goods leave the foreign port, revenue is recognized at that time. In certain cases in which we retain the risk of loss during shipment, revenue recognition does not occur until the goods have reached the specified customer. Retail store revenue, net of estimated returns, and restaurant revenues are recorded at the time of sale to consumers. E-commerce revenue, net of estimated returns, are recorded at the time of shipment to consumers. Retail store, e-commerce and restaurant revenues are recorded net of applicable sales taxes in our consolidated statements of earnings.
     In the normal course of business we offer certain discounts or allowances to our wholesale customers. Wholesale operations’ sales are recorded net of such discounts, allowances, advertising support not specifically relating to the reimbursement for actual advertising expenses by our customers and provisions for estimated returns. As certain margin support allowances and other deductions are not finalized until the end of a season, program or other event which may not have occurred yet, we estimate such discounts and allowances on an ongoing basis. Significant considerations in determining our estimates for discounts, returns and allowances for wholesale customers include historical and current trends, projected seasonal results, an evaluation of current economic conditions and retailer performance. We record the discounts, returns and allowances as a reduction to net sales in our consolidated statements of earnings. As of February 2, 2008, June 1, 2007, February 2, 2007 and June 2, 2006, reserve balances for these items were $14.3 million, $14.4 million, $15.0 million (unaudited) and $17.3 million, respectively.
     In circumstances where we become aware of a specific customer’s inability to meet its financial obligations, a specific reserve for bad debts is taken as a reduction to accounts receivable to reduce the net recognized receivable to the amount reasonably expected to be collected. Such amounts are written off at the time that the amounts are not considered collectible. For all other customers, we recognize estimated reserves for bad debts based on our historical collection experience, the financial condition of our customers, an evaluation of current economic conditions and anticipated trends, each of which are subjective and require certain assumptions. We record such charges and write-offs to selling, general and administrative expenses in our consolidated statements of earnings. As of February 2, 2008, June 1, 2007, February 2, 2007 and June 2, 2006, bad debt reserve balances were $1.3 million, $1.9 million $2.9 million (unaudited) and $3.4 million, respectively.
     We have determined that gift card balances are unlikely to be redeemed once they have been outstanding for four years and therefore may be recognized as income, subject to applicable laws in certain states. Gift card breakage is included in net sales in our consolidated statements of earnings.
     Royalties, which are generally based on the greater of a percentage of the licensee’s actual net sales or a contractually determined minimum royalty amount, are recorded based upon the guaranteed minimum levels and adjusted as sales data is received from licensees. We may receive initial payments for the grant of license rights, which are recognized as revenue over the term of the license agreement. Royalties were $11.4 million, $13.3 million, $13.4 million and $11.5 million during the eight month transition period ended February 2, 2008, fiscal 2007, fiscal 2006 and fiscal 2005, respectively. Such income is included in royalties and other income in our consolidated statements of earnings.
Cost of Goods Sold
     We include in cost of goods sold and inventories all manufacturing, sourcing and procurement costs and expenses incurred prior to or in association with the receipt of finished goods at our distribution facilities. These costs principally include product cost, inbound freight charges, import costs, purchasing costs, internal transfer costs, direct labor, manufacturing overhead, insurance, duties, brokers’ fees and consolidators’ fees. For retail operations, in-bound freight from our warehouse to our own retail stores is also included.
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
     Distribution network costs, including shipping and handling, are included as a component of selling, general and administrative expenses. In the eight month transition period ended February 2, 2008, fiscal 2007, fiscal 2006 and fiscal 2005, distribution network costs, including shipping and handling, included in selling, general and administrative expenses totaled approximately $20.7 million $31.4 million, $28.9 million and $28.3 million, respectively. We generally classify amounts billed to customers for shipping and handling fees as revenues and classify costs related to shipping in selling, general and administrative expenses in our consolidated statements of earnings.
     All costs associated with advertising, promoting and marketing of our products are expensed during the periods when the advertisement first shows. Costs associated with cooperative advertising programs under which we agree to make general contributions to the customers’ advertising and promotional funds are recorded as a reduction to net sales as recognized. If we negotiate an advertising plan and share in the cost for an advertising plan that is for specific ads run to market specific products purchased by the customer from us, and the customer is required to provide proof that the advertisement was run, such costs are recognized as selling, general and administrative expenses. Advertising, promotions and marketing expenses included in selling, general and administrative expense in the eight month transition period ended February 2, 2008, fiscal 2007, fiscal 2006 and fiscal 2005 were $16.8 million, $25.2 million, $26.4 million and $26.9 million, respectively. Prepaid advertising, promotions and marketing expenses included in prepaid expenses in our consolidated balance sheets as of February 2, 2008, June 1, 2007, February 2, 2007 and June 2, 2006 were $2.3 million, $1.6 million, $2.5 million (unaudited) and $1.4 million, respectively.
     Royalty expenses recognized as selling, general and administrative expense in the eight month transition period ended February 2, 2008, fiscal 2007, fiscal 2006 and fiscal 2005 were $5.5 million, $8.8 million, $10.4 million and $9.2 million, respectively. Such amounts are dependent upon sales of our products which we sell pursuant to the terms of a license agreement with another party.
Cash and Cash Equivalents
     We consider cash equivalents to be short-term investments with original maturities of three months or less for purposes of our consolidated statements of cash flows.
Inventories, net
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
     For consolidated financial reporting, approximately $64.1 million of our inventories are valued at the lower of LIFO cost or market after deducting the $39.8 million LIFO reserve as of February 2, 2008. Approximately $94.8 million of our inventories are valued at the lower of FIFO cost or market as of February 2, 2008. As of February 2, 2008, June 1, 2007, February 2, 2007 and June 2, 2006, approximately 40%, 52%, 48% (unaudited) and 49% of our inventories are accounted for using the LIFO method. LIFO inventory calculations are made on a legal entity basis which does not correspond to our operating group definitions, but generally our inventories valued at the lower of LIFO cost or market relate to our historical businesses included in the Lanier Clothes and Oxford Apparel groups and our inventories valued at the lower of FIFO cost or market relate to recently acquired businesses. LIFO inventory accounting adjustments are not allocated to the respective operating groups. LIFO reserves are based on the Producer Price Index as published by the United States Department of Labor. We write down inventories valued at the lower of LIFO cost or market when LIFO cost exceeds market value. The impact of accounting for inventories on the LIFO method is reflected in Corporate and Other for operating group reporting purposes included in Note 10.
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
Property, Plant and Equipment, net
     Property, plant and equipment, including any assets under capital leases and leasehold improvements that are reimbursed by landlords as a tenant improvement allowance, is carried at cost less accumulated depreciation. Additions are capitalized while repair and maintenance costs are charged to operations as incurred. Depreciation is calculated using both straight-line and accelerated methods generally over the estimated useful lives of the assets as follows:

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
     Depreciation expense for the eight month transition period ended February 2, 2008, includes approximately $1.1 million of impairment charges for property, plant and equipment that we own. These charges, which were recorded in selling, general and administrative expenses in our consolidated statements of earnings, primarily relate to the determination to discontinue the use of certain trade show assets. During fiscal 2007, fiscal 2006 and fiscal 2005, we did not recognize any material impairment charges for property, plant and equipment.
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
     We test goodwill for impairment as of the first day of the fourth quarter of our fiscal year, which coincides with the timing of our annual budgeting process that is used in estimating future cash flows for the analysis. Due to the change in our fiscal year, we tested for impairment on the first day of the last two months of the eight month transition period ended February 2, 2008. No impairment of goodwill was identified during the eight month transition period ended February 2, 2008, fiscal 2007, fiscal 2006 or fiscal 2005.

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
     Amortization of intangible assets with finite lives, which consist of license agreements, certain trademarks, customer relationships and covenants not to compete, is recognized over their estimated useful lives using a method of amortization that reflects the pattern in which the economic benefits of the intangible assets are consumed or otherwise realized. We amortize our intangible assets with finite lives for periods of up to 20 years. The determination of an appropriate useful life for amortization is based on our plans for the intangible asset as well as factors outside of our control. Intangible assets with finite lives are reviewed for impairment periodically if events or changes in circumstances indicate that the carrying amount may not be recoverable. If expected future undiscounted cash flows from operations are less than their carrying amounts, an asset is determined to be impaired and a loss is recorded for the amount by which the carrying value of the asset exceeds its fair value. No impairment charges for intangible assets with finite lives were recognized during the eight month transition period ended February 2, 2008, fiscal 2007, fiscal 2006 or fiscal 2005.
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
     We test intangible assets with indefinite lives for impairment as of the first day of the fourth quarter, which coincides with the timing of our annual budgeting process that is used in estimating future cash flows for the analysis. Due to the change in our fiscal year, we tested for impairment on the first day of the last two months of the eight month transition period ended February 2, 2008. No impairment of intangible assets with indefinite lives was identified during the eight month transition period ended February 2, 2008, fiscal 2007, fiscal 2006 and fiscal 2005.
Prepaid Expenses and Other Non-Current Assets, net
     Amounts included in prepaid expenses primarily consist of prepaid operating expenses including rent, taxes, insurance, royalties and advertising. Other non-current assets primarily consist of investments in joint ventures which are accounted for on the equity method, deferred financing costs and investments related to our deferred compensation plans.
Deferred Financing Costs
     Deferred financing costs, which are included in other non-current assets, net, are amortized on a straight-line basis, which approximates an effective interest method over the life of the related debt. Amortization expense for deferred financing costs, which is included in interest expense in the consolidated statements of earnings was $1.6 million, $2.3 million, $2.3 million and $4.3 million during the eight month transition period ended February 2, 2008, fiscal 2007, fiscal 2006 and fiscal 2005, respectively. In fiscal 2005, approximately $1.8 million of unamortized deferred financing costs were written off as a result of an amendment to certain of our financing arrangements and were included in the amortization expense amount above. Unamortized deferred financing costs totaled approximately $5.2 million, $6.6 million, $7.3 million (unaudited) and $8.9 million at February 2, 2008, June 1, 2007, February 2, 2007 and June 2, 2006, respectively.

Deferred Compensation
     We have certain non-qualified deferred compensation plans offered to a select group of management and highly compensated employees with varying terms and conditions. The plans provide the participants with the opportunity to defer a portion of the participating employee’s total compensation in a given plan year, of which a percentage may be matched in accordance with the terms of the respective plan. All deferred amounts vest immediately, but the matching contributions may require up to two years of service prior to vesting. We fund these deferred compensation liabilities by making contributions to rabbi trusts or other investments, dependent upon the requirements of the plan. Investments held for our deferred compensation plans consist of marketable securities and insurance contracts. These investments are recorded at fair value based on quoted prices in an active market or based on valuations provided by insurance carriers, which may incorporate unobservable factors . A change in the value of the underlying assets would substantially be offset by a change in the liability to the employee resulting in an immaterial net impact on our consolidated financial statements. These securities approximate the participant-directed investment selections underlying the deferred compensation liabilities.
     The total fair value of the deferred compensation investments, which are included in other non-current assets, net, as of February 2, 2008, June 1, 2007, February 2, 2007 and June 2, 2006 was $12.0 million, $11.1 million, $10.3 million (unaudited) and $8.5 million, respectively. As of February 2, 2008, June 1, 2007, February 2, 2007 and June 2, 2006, approximately $10.2 million, $9.2 million, $8.4 million (unaudited) and $4.9 million, respectively, of these investments were held in a rabbi trust. The liabilities associated with the non-qualified deferred compensation plans are included in other non-current liabilities in our consolidated balance sheets and totaled approximately $11.9 million, $11.5 million $11.2 million (unaudited) and $9.5 million at February 2, 2008, June 1, 2007, February 2, 2007 and June 2, 2006, respectively.
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
Other Non-current Liabilities
     Amounts included in other non-current liabilities primarily consist of deferred rent related to our lease agreements, as discussed below and deferred compensation and income tax uncertainties, as discussed in note 9 and note 8, respectively.
     Upon our adoption of EITF 06-4 “Endorsement Split-Dollar Life Insurance Arrangements” (“EITF 06-4”) at the beginning of the eight month transition period ended February 2, 2008, we recognized a liability for the post-retirement benefit portion of certain endorsement-type split-dollar life insurance policies because the liability is not effectively settled by the purchase of a life insurance policy. The liability for future benefits is recognized based on the substantive agreement with the employee (which provides a future death benefit). The adoption of EITF 06-4, resulted in an immaterial decrease in retained earnings and recognition of a non-current liability upon adoption. As of February 2, 2008, such obligations totaled approximately $0.7 million, with no balances recognized prior to the beginning of the eight month transition period ended February 2, 2008.

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
     When a non-cancelable operating lease includes any fixed escalation clauses, lease incentives for rent holidays or landlord build-out related allowances, rent expense is recognized on a straight-line basis over the initial term of the lease from the date that we take possession of the space. The excess between the average rental amount and amounts currently payable under the lease is recorded in other non-current liabilities on our consolidated balance sheets. Deferred rent as of February 2, 2008, June 1, 2007, February 2, 2007 and June 2, 2006 was approximately $30.5 million, $25.0 million, $20.6 million (unaudited) and $16.0 million, respectively. Contingent rents, including those based on a percentage of retail sales over stated levels, and rental payment increases based on a contingent future event are recognized as the expense is incurred.
Dividends
     Dividends are accrued at the time that the dividend is declared by our board of directors.
Other Comprehensive Income
     Other comprehensive income includes all changes in equity from non-owner sources such as foreign currency translation adjustments. Other comprehensive income amounts reflected in our consolidated statements of shareholders’ equity are net of tax. We increased comprehensive income and other comprehensive income and decreased non-current deferred income taxes for the year ended June 1, 2007 by $3.0 million from amounts previously reported to properly reflect the impact of the change in our APB 23 assertion, as discussed in note 8, in the fourth quarter of fiscal 2007. During the eight month transition period ended February 2, 2008, fiscal 2007, fiscal 2006 and fiscal 2005, foreign currency translation adjustments were the only items recorded in other comprehensive income.
Foreign Currency Translation
     Assets and liabilities denominated in amounts other than the functional currency are remeasured into the functional currency at the rate of exchange in effect on the balance sheet date and income and expenses are remeasured at the average rates of exchange prevailing during the reporting period. The impact of any such remeasurement is recognized in our consolidated statements of earnings in the respective period. These gains and losses were not material for the eight month transition period ended February 2, 2008, fiscal 2007, fiscal 2006 and fiscal 2005. The financial statements of our subsidiaries for which the functional currency is a currency other than the United States dollar are translated into United States dollars at the rate of exchange in effect on the balance sheet date for the balance sheet and at the average rates of exchange prevailing during the period for the statements of earnings. The impact of such translation is recognized in accumulated other comprehensive income in our consolidated balance sheets.
Forward Foreign Exchange Contracts
     We are exposed to foreign exchange risk when we purchase or sell goods in foreign currencies. We may enter into short-term forward foreign exchange contracts in the ordinary course of business to mitigate the risk associated with foreign exchange rate fluctuations related to purchases of inventory by certain of our foreign subsidiaries. To date, our forward foreign exchange contracts have not been designated as hedges for accounting purposes, thus the changes in fair value of the derivative instruments are included in earnings. Such contracts have not been entered into for speculative purposes. Unrealized gains and losses on outstanding foreign currency exchange contracts used to mitigate currency risk on future purchases are included in earnings as a component of selling, general and administrative expenses in our consolidated statements of earnings and recognized as an asset or liability in our consolidated balance sheets. Fair values for such contracts are generally obtained from counterparties. Although we did have forward foreign exchange contracts outstanding at times during the eight month transition period ended February 2, 2008, fiscal 2007, fiscal 2006 and fiscal 2005, as of February 2, 2008, June 1, 2007, February 2, 2007 and June 2, 2006, we did not have any forward foreign exchange contracts outstanding.
Fair Value of Financial Instruments
     Our financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable and long-term debt. Given their short-term nature, the carrying amounts of cash and cash equivalents, receivables and accounts payable approximate their fair values. The carrying amounts of our variable rate borrowings approximate their fair value as the interest rate changes with the market rate. The fair value of our fixed rate debt is approximately $197.0 million as of February 2, 2008 based on a discounted cash flow assessment of the required principal and interest payments using a market-based discount rate.
Concentration of Credit Risk and Significant Customers
     Our financial instruments that are exposed to concentrations of credit risk consist primarily of accounts receivable, for which the total exposure is limited to the amount recognized in our consolidated balance sheets. We sell our merchandise in all major retail distribution channels across the United States, as well as some distribution channels in other countries. We extend and continuously monitor credit risk based on an evaluation of the customer’s financial condition and credit history and generally require no collateral. Credit risk is impacted by conditions or occurrences within the economy and the retail industry and is principally dependent on each customer’s financial condition. Additionally, a decision by the controlling owner of a group of stores or any significant customer to decrease the amount of merchandise purchased from us or to cease carrying our products could have a material adverse effect on our results of operations in future periods. Macy’s, our largest customer, accounted for 11% and 10% of our consolidated sales in the eight month transition period ended February 2, 2008 and fiscal 2007, respectively. No customer accounted for greater than 10% of our consolidated net sales from continuing operations during fiscal 2006 and 2005. Macy’s and JC Penney each represent 10% of our consolidated accounts receivable, net as of February 2, 2008.
     In the eight month transition period ended February 2, 2008, our two largest Tommy Bahama customers each represented 12% of Tommy Bahama sales, our largest Ben Sherman customer represented 10% of Ben Sherman sales, our two largest Lanier Clothes customers represented 28% and 22% of Lanier Clothes sales and our two largest Oxford Apparel customers represented 18% and 16% of Oxford Apparel sales.
     In fiscal 2007, our largest Tommy Bahama customer represented 15% of Tommy Bahama sales, our largest Ben Sherman customer represented 11% of Ben Sherman sales, our two largest Lanier Clothes customers represented 27% and 24% of Lanier Clothes sales and our two largest Oxford Apparel customers represented 18% and 11% of Oxford Apparel sales. In fiscal 2006, our largest Tommy Bahama customer represented 16% of Tommy Bahama sales, our largest Ben Sherman customer represented 12% of Ben Sherman sales, our largest three Lanier Clothes customers represented 24%, 24% and 13% of Lanier Clothes sales and our largest Oxford Apparel customer represented 20% of Oxford Apparel sales. In fiscal 2005, our largest Tommy Bahama customer represented 17% of Tommy Bahama sales, our largest Ben Sherman customer represented 13% of Ben Sherman sales, our largest three Lanier Clothes customers represented 29%, 25% and 18% of Lanier Clothes sales and our largest two customers represented 25% and 11% of Oxford Apparel sales.
Income Taxes
     We recognize deferred tax liabilities and assets based on the difference between the financial and the tax bases of the assets and liabilities using enacted tax rates expected to apply to taxable income in the period in which such amounts are expected to be realized or settled. Our policy is to recognize net deferred tax assets, whose realization is dependent upon taxable earnings in future years, when a greater than 50% probability exists that the tax benefits will actually be realized some time in the future. No material valuation allowances for deferred tax assets have been recognized in our financial statements.

     In the eight month transition period ended February 2, 2008, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109 “Accounting for Income Taxes.” FIN 48 utilizes a two-step approach for evaluating tax positions. Under the two-step method, recognition occurs when we conclude that a tax position, based solely on technical merits, is more-likely-than-not (greater than 50%) to be sustained upon examination. Measurement is only addressed if step one has been satisfied. The tax benefit recorded is measured as the largest amount of benefit, determined on a cumulative probability basis that is more-likely-than-not to be realized upon ultimate settlement. Those tax positions failing to qualify for initial recognition are recognized in the first subsequent interim period they meet the more-likely-than-not standard, or are resolved through negotiation or litigation with the taxing authority or upon expiration of the statute of limitations. De-recognition of a tax position that was previously recognized occurs when we subsequently determine that a tax position no longer meets the more-likely-than-not threshold of being sustained.
     We file income tax returns in the United Sates and various state, local and foreign jurisdictions. Our federal, state, local and foreign income tax returns filed for the years ended on or before May 30, 2003, with limited exceptions, are no longer subject to examination by tax authorities.
     Interest and penalties associated with unrecognized tax positions are recorded within income tax expense in our consolidated statements of earnings.
     We generally receive a United States income tax benefit upon the exercise of our employee stock options and the vesting of stock granted to employees. The benefit is equal to the difference between the fair market value of the stock at the time of the exercise and the option price, if any, times the approximate tax rate. We have recorded the benefit associated with the exercise of employee stock options and the vesting of stock granted to employees as a reduction to income taxes payable. To the extent compensation expense has been recorded, income tax expense is reduced. Any additional benefit is recorded directly to shareholders’ equity in our consolidated balance sheets.
Discontinued Operations
     On June 2, 2006, we sold substantially all of the net assets and operations of our Womenswear Group for approximately $37 million. The results of operations for this business, which were reported as a separate operating group, have been reported as discontinued operations in our consolidated statements of earnings. The assets and liabilities related to these discontinued operations have been reclassified to current assets, non-current assets, current liabilities and non-current liabilities related to discontinued operations, as applicable.
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
     With respect to interest expense, we have allocated interest expense to earnings from discontinued operations based on the net proceeds from the transaction, as well as the proceeds from the settlement of the retained assets and liabilities related to the discontinued operations. All proceeds from the transaction and the conversion of the net retained assets were used to repay debt on our U.S. Revolver (as defined in Note 5). Approximately $1.9 million, and $1.8 million of corporate service costs for fiscal 2006 and fiscal 2005, respectively, that were allocated to our Womenswear Group prior to its classification as discontinued operations were not classified as discontinued operations, but instead included in Corporate and Other as those corporate costs may continue. The income tax rate used for the tax effect of the discontinued operations is based on the domestic effective rate of Oxford Industries, Inc. as the assets and operations disposed of were primarily domestic operations of that entity and should not be impacted by rates in foreign jurisdictions or rates of other subsidiaries.

     As of June 2, 2006, amounts included in current assets related to discontinued operations consisted of approximately $48.2 million of receivables, net and $11.0 million of inventories. During fiscal 2007, we collected the outstanding accounts receivable from our customers and sold the goods-in-transit of our Womenswear Group as of the date of the transaction as the goods were delivered to the purchaser of our Womenswear Group operations. Net sales for our Womenswear Group were $10.8 million, $285.2 million and $256.8 million in fiscal 2007, fiscal 2006 and fiscal 2005, respectively. Pretax profit recognized in discontinued operations were ($0.3) million, $14.3 million and $9.5 million in fiscal 2007, fiscal 2006 and fiscal 2005, respectively. Tax expense allocated to discontinued operations, excluding the amount allocated related to the transaction in fiscal 2006, were ($0.1) million, $5.4 million and $3.6 million in fiscal 2007, 2006 and 2005, respectively. No net sales or profits were recognized as a result of the discontinued Womenswear Group operations during the eight month transition period ended February 2, 2008.
     In connection with the transaction, we, among other things, entered into a license agreement with the purchaser pursuant to which we granted a perpetual license (subject to the limitations set forth in the license agreement) to the purchaser to use the trade name “Oxford Collections,” a services agreement with the purchaser pursuant to which we provided, for a period of up to 18 months, provide certain transitional support services to the purchaser in its operation of the transferred assets, and a limited non-competition agreement with the purchaser pursuant to which we have agreed (subject to the exceptions set forth in the non-competition agreement) not to engage in certain activities through May 2009.
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
     Using the fair value method and the intrinsic value method, compensation expense, with a corresponding entry to additional paid-in capital, is recognized related to the issuance of restricted stock awards which are generally dependent upon us meeting certain performance measures in one year and the employee remaining employed by us for a specified time subsequent to the performance period. The amount of compensation expense recognized over the performance and vesting period is calculated based upon the market value of the shares on the grant date. The compensation expense, less an estimated forfeiture rate if material, is recognized on a straight-line basis over the performance period and required service period. The estimated forfeiture rate is assessed and adjusted periodically as appropriate.

     The impact on net earnings from continuing operations and our consolidated statements of cash flows resulting from the adoption of FAS 123R for each period subsequent to adoption is included in the following table (amounts in thousands, except per share amounts):

	Eight Month
	Transition Period
	Ended February 2,	Fiscal
	2008	2007
Stock compensation expense recognized in net earnings from continuing operations:
Related to restricted stock awards and the modification of employee stock options which would have been recognized under FAS 123R and APB 25	$555	$1,364
Related to employee stock options and stock purchase plan which would not have been expensed under APB 25	$621	$1,037

Total stock compensation expense in net earnings from continuing operations	$1,176	$2,401

Per share amount after tax related to employee stock options and stock purchase plan which would not have been expensed under APB 25	$0.02	$0.04

Income tax benefit related to the compensation expense	$459	$937
Increase in cash flow from operations from the adoption of FAS 123R	$283	$1,136
     The effect on continuing operations and net earnings of applying the fair value method to our stock option plans in fiscal 2006 and fiscal 2005 is demonstrated below (amounts in thousands, except per share amounts):

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
Earnings Per Share
     Basic earnings per share is based on the weighted average number of common shares outstanding during the period without any consideration for the impact of shares which are issuable upon the exercise of a stock option or unvested shares which are contingent upon an employee providing future services. Shares received under an accelerated share repurchase program or other repurchase program are removed from the weighted average number of common shares outstanding upon repurchase and delivery. In November 2007, approximately 1.9 million shares were delivered under our current $60 million accelerated share repurchase program, as discussed in note 7, and therefore removed from the calculation of weighted average number of common shares outstanding on that date.
     Diluted earnings per common share includes the effect of all stock options and unvested common shares outstanding during the period using the treasury stock method. The treasury stock method assumes that shares are issued for stock options and restricted shares that are “in the money,” and that we use the proceeds of such stock option exercises to repurchase shares at the average market value of our shares for the respective period. For purposes of the treasury stock method, proceeds consist of cash to be paid, future compensation expense to be recognized and the amount of tax benefits, if any, that will be credited to additional paid-in capital assuming exercise of the stock options and vesting of the unvested shares. For fiscal 2007, fiscal 2006 and fiscal 2005 no stock options were excluded from the computation of diluted earnings per share, but approximately 0.2 million stock options were excluded from the computation of weighted average shares outstanding as the shares were anti-dilutive.
     For purposes of calculating diluted earnings per share, shares issuable pursuant to any earn-out agreements and any performance based stock awards are included in the calculation as of the first day of the quarter in which the performance criteria is met. During fiscal 2005, approximately 485,000 shares were included in the calculation as of the first day of the fourth quarter, which is the period that the earn-out targets were met, although the shares were not issued until the next fiscal year. No shares were issued related to the fiscal 2007 and 2006 earn-out payments as those amounts were paid in cash.
Seasonality
     Although our various product lines are sold on a year-round basis, the demand for specific products or styles may be seasonal. For example, the demand for golf and Tommy Bahama products is higher in the spring and summer seasons. Generally our products are sold prior to each of the retail selling seasons, including spring, summer, fall and holiday. As the timing of product shipments and other events affecting the retail business may vary, results for any particular quarter may not be indicative of results for the full year. The percentage of net sales by quarter (unaudited) for the twelve months ended February 2, 2008 was 27%, 23%, 26% and 24%, respectively, and the percentage of earnings before income taxes by quarter (unaudited) for the twelve months ended February 2, 2008 was 40%, 18%, 28% and 14%, respectively, which we do not believe is indicative of the distribution in future years as the last three quarters of the twelve months ended February 2, 2008 were impacted by the current economic environment.
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
Recent Accounting Pronouncements
     In December 2007, the FASB issued FASB Statement No. 141(R) “Applying the Acquisition Method” (“FAS 141R”). FAS 141R is required to be adopted in fiscal 2009. FAS 141R provides guidance for accounting for acquisitions subsequent to the date of adoption. FAS 141R requires that (1) 100% of the fair values of acquired assets and liabilities, with limited exceptions, are recognized even if the acquirer has not acquired 100% of the acquired entity, (2) contingent consideration is recorded at estimated fair value on the date of acquisition rather than recognizing as earned, (3) transaction costs are expenses as incurred rather than being capitalized as part of the fair value of the acquired entity, (4) pre-acquisition contingencies will be recorded at fair value the estimated fair value on the date of acquisition, (5) the criteria for accruing for a restructuring plan must be met as of the date of acquisition, and (6) acquired research and development value is not expensed, but instead capitalized as an indefinite-lived intangible asset, subject to periodic impairment testing. We are currently assessing the potential impact of adopting FAS 141R.
     In September 2006, the FASB issued FASB Statement No. 157 “Fair Value Measurements” (“FAS 157”). FAS 157 is required to be adopted in fiscal 2008 for financial assets and liabilities, and fiscal 2009 for non-financial assets and liabilities. FAS 157 provides enhanced guidance for using fair value measure of assets and liabilities. The standard also requires additional disclosures about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. We are currently assessing the potential impact of adopting FAS 157.
     In February 2007, the FASB issued FASB Statement No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”). FAS 159 is required to be adopted in fiscal 2009. FAS 159 permits entities to choose to measure eligible items in the balance sheet at fair value at specified election dates with the unrealized gains and losses recognized in earnings. We are currently assessing the potential impact of adopting FAS 159.
Note 2. Inventories
     The components of inventories are summarized as follows (in thousands):

	February 2,	June 1,	February 2,	June 2,
	2008	2007	2007	2006
			(Unaudited)
Finished goods	$171,685	$139,087	$161,953	$125,466
Work in process	10,142	12,031	13,496	9,774
Fabric, trim and supplies	16,912	25,498	29,068	26,308
LIFO reserve	(39,814)	(39,283)	(38,304)	(37,954)

Total inventory	$158,925	$137,333	$166,213	$123,594

Note 3. Property, Plant and Equipment, Net
     Property, plant and equipment, carried at cost, are summarized as follows (in thousands):

	February 2,	June 1,	February 2,	June 2,
	2008	2007	2007	2006
			(Unaudited)
Land	$740	$2,021	$2,045	$2,045
Buildings	24,959	26,717	29,845	29,606
Machinery and equipment	73,891	70,445	71,023	64,016
Leasehold improvements	92,886	79,948	72,673	63,430

Subtotal	192,476	179,131	175,586	159,097
Less accumulated depreciation and amortization	(99,974)	(91,808)	(94,091)	(85,434)

Total property, plant and equipment, net	$92,502	$87,323	$81,495	$73,663

Note 4. Goodwill and Intangible Assets
     Intangible assets by category are summarized below (in thousands):

	February 2,	June 1,	February 2,	June 2,
	2008	2007	2007	2006
			(Unaudited)
Intangible assets with finite lives:
Gross carrying amount:
License agreements	$21,282	$21,309	$21,256	$21,114
Customer relationships	19,757	19,757	19,742	19,603
Trademarks	4,827	4,827	4,821	—
Covenant not to compete	460	460	460	460

Subtotal	46,326	46,353	46,279	41,177

	February 2,	June 1,	February 2,	June 2,
	2008	2007	2007	2006
			(Unaudited)
Accumulated amortization:
License agreements	(18,354)	(16,617)	(15,261)	(12,207)
Customer relationships	(13,566)	(12,384)	(11,634)	(10,677)
Trademarks	(351)	(149)	(45)	—
Covenant not to compete	(460)	(460)	(421)	(345)

Subtotal	(32,731)	(29,610)	(27,361)	(23,229)
Total intangible assets with finite lives, net	13,595	16,743	18,918	17,948
Intangible assets with indefinite lives:
Trademarks	217,338	217,338	216,885	216,505

Total intangible assets, net	$230,933	$234,081	$235,803	$234,453

     During fiscal 2007, we determined that certain trademarks previously considered to have an indefinite life have a finite life and reclassified those amounts to trademarks with finite lives above. The useful lives assigned to these trademarks range from 10 to 20 years. Based on the current estimated useful lives assigned to our intangible assets, amortization expense for the twelve months ending January 2009, January 2010, January 2011, January 2012 and January 2013 is projected to total $3.1 million, $2.1 million, $1.7 million, $1.4 million and $0.6 million, respectively.
     Goodwill primarily relates to the acquisition of Tommy Bahama in June 2003, Ben Sherman in July 2004 and the third party buying agent utilized by Tommy Bahama in January 2008, which were allocated to the Tommy Bahama Group, Ben Sherman Group and Tommy Bahama Group, respectively. No intangible assets were identified on the date of acquisition of the third party buying agent of the Tommy Bahama Group, therefore all amounts paid in excess of tangible assets and liabilities was included in goodwill. The changes in the carrying amount of goodwill for the eight month transition period ended February 2, 2008, fiscal 2007, fiscal 2006 and fiscal 2005 are as follows (in thousands):

Balance, May 28, 2004	$111,434
Ben Sherman acquisition	46,325
Tommy Bahama acquisition fiscal 2005 earn-out	26,331
Other	481

Balance, June 3, 2005	184,571
Tommy Bahama acquisition fiscal 2006 earn-out	12,258
Other	2,403

Balance, June 2, 2006	199,232
Tommy Bahama acquisition fiscal 2007 earn-out and cumulative earn-out	22,264
Other	934

Balance, June 1, 2007	222,430
Acquisition of Tommy Bahama’s buying agent	35,491

Balance, February 2, 2008	$257,921

     After considering all payments, the total purchase price for Tommy Bahama was approximately $339.5 million, consisting of $240 million in cash and $10 million in our common stock at closing, approximately $3.4 million in transaction costs and total earn-out payments of $86.1 million, of which $38.4 million was paid in common stock.
     Approximately 95% of the total value of the contingent payments, paid to selling stockholders was treated as additional purchase price and recorded as goodwill in our consolidated balance sheets. The remaining 5% of the total value of all consideration that was due and payable under the earn-out agreement was designated to be paid toward an employee cash bonus plan to be distributed to employees of Tommy Bahama under the terms of the plan. The contingent payments designated toward the employee cash bonus plan were charged to selling, general and administrative expense in our consolidated statements of earnings in the respective period.

Note 5. Debt
     The following table details our debt (in thousands) as of the dates specified:

	February 2,	June 1,	February 2,	June 2,
	2008	2007	2007	2006
			(Unaudited)
$280 million U.S. Secured Revolving Credit Facility (“U.S. Revolver”), which accrues interest (6.0% at February 2, 2008), unused line fees and letter of credit fees based upon a pricing grid which is tied to certain debt ratios, requires interest payments monthly with principal due at maturity (July 2009), and is collateralized by substantially all the assets of Oxford Industries, Inc. and its domestic subsidiaries (1)	$72,900	$—	$—	$900
£12 million Senior Secured Revolving Credit Facility (“U.K. Revolver”), which accrues interest at the bank’s base rate plus 1.0%, requires interest payments monthly with principal payable on demand or at maturity (July 2008), and is collateralized by substantially all the United Kingdom assets of Ben Sherman	—	—	—	102
$200 million Senior Unsecured Notes (“Senior Unsecured Notes”), which accrue interest at 8.875% (effective interest rate of 9.0%) and require interest payments semi-annually on June 1 and December 1 of each year, require payment of principal at maturity (June 2011), are subject to certain prepayment penalties, as discussed below, and are guaranteed by our domestic subsidiaries	200,000	200,000	200,000	200,000
Other debt	—	403	406	35
Unamortized discount on Senior Unsecured Notes	(586)	(706)	(764)	(884)

Total debt	272,314	199,697	199,642	200,153
Short-term debt and current maturities of long-term debt	(37,900)	(403)	(406)	(130)

Long-term debt, less current maturities	$234,414	$199,294	$199,236	$200,023

(1)	$35.0 million and $37.9 million of the amount outstanding under the U.S. Revolver at February 2, 2008 was classified as long-term debt and short-term debt, respectively. The amount classified as long-term debt represents the minimum amount we anticipate outstanding under the U.S. Revolver during fiscal 2008.
     Our U.S. Revolver and U.K. Revolver are used to finance trade letters of credit and standby letters of credit, as well as provide funding for other operating activities and acquisitions. As of February 2, 2008, approximately $52.2 million of trade letters of credit and other limitations on availability were outstanding against our U.S. Revolver and the U.K. Revolver. The aggregate net availability under our U.S. Revolver and U.K. Revolver agreements was approximately $178.7 million as of February 2, 2008 subject to the respective limitations on borrowings set forth in our U.S. Revolver, U.K. Revolver and the indenture for the Senior Unsecured Notes.
     Our U.S. Revolver and Senior Unsecured Notes each include certain debt covenant restrictions that require us or our subsidiaries to maintain certain financial ratios that we believe are customary for similar facilities. As of February 2, 2008, we were compliant with all financial covenants and restricted payment provisions related to our debt agreements.
     Our U.S. Revolver also includes limitations on certain restricted payments, including payment of dividends. Pursuant to the U.S. Revolver agreement, subject to other conditions, we may pay dividends if our Total Debt to EBITDA ratio, as defined in the U.S. Revolver agreement, for the four preceding quarters would have been not more than 3.00:1.00 after giving effect to the dividend payment. Our U.S. Revolver further provides that, effective as of August 3, 2008, this limitation will change so that we may make restricted payments such as dividends if, subject to other conditions, our Total Debt to EBITDA ratio for the four preceding quarters is 2.75:1.00 after giving effect to the payment. Additionally, our Senior Unsecured Notes include limitations on the payment of dividends. Pursuant to the indenture governing our Senior Unsecured Notes, we may make certain Restricted Payments, as defined in the indenture, to the extent that the sum of the Restricted Payments do not exceed the allowable amount described in the indenture. Restricted Payments include the payment of dividends, the repurchase of our common shares, repayment of certain debt, the payment of amounts pursuant to earn-out agreements and certain investments. The allowable amount includes 50% of GAAP net income, as adjusted, cash proceeds from the issuance of shares of our common stock including stock options and restricted stock awards and certain other items. We were compliant with these limitations as of February 2, 2008.

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
Note 6. Commitments and Contingencies
     We have operating lease agreements for buildings, retail space, sales offices and equipment with varying terms. The aggregate minimum rental commitments for all non-cancelable operating real property leases with original terms in excess of one year are $32.9 million, $32.9 million, $31.3 million, $29.7 million, $27.2 million and $86.1 million for the twelve months ending January 2009, January 2010, January 2011, January 2012, January 2013 and thereafter, respectively. The total base rent expense under all leases was $26.5 million, $36.5 million, $33.2 million and $28.5 million in the eight month transition period ended February 2, 2008, fiscal 2007, fiscal 2006 and fiscal 2005, respectively. Additionally, most leases provide for additional payments of real estate taxes, insurance and other operating expenses applicable to the property and contingent rent based on retail sales which are not included in the aggregate minimum rental commitments above as the amounts payable in future periods are generally not specified in the lease agreement and are dependent on future events. The total amount of such charges were $8.2 million and $10.8 million in the eight month transition period ended February 2, 2008 and fiscal 2007, respectively, which includes $0.7 million and $1.2 million of percentage rent during the eight month transition period ended February 2, 2008 and fiscal 2007, respectively.
     We are also currently obligated under certain apparel license and design agreements to make future minimum royalty and advertising payments of $8.1 million, $5.1 million, $2.6 million, $1.9 million for the twelve months ending January 2009, January 2010, January 2011, January 2012, respectively, and none thereafter. These amounts do not include amounts due under arrangements which require a royalty fee or sales commission based on a specified percentage of net sales in future periods.
     In a prior fiscal year, we discovered the presence of a hazardous waste on one of our properties. We believe that remedial action will be required, including continued investigation, monitoring and treatment of groundwater and soil. As of February 2, 2008, the reserve for the remediation of this site is approximately $4.4 million, which is included in other non-current liabilities in our consolidated balance sheets. The amount recorded represents our estimate of the costs to clean up this site based on currently available information. This estimate may change in future periods as more information on the activities required to remediate this site become known. No significant amounts have been recorded in the statement of earnings for the eight month transition period ended February 2, 2008, fiscal 2007, fiscal 2006 or fiscal 2005.
     As of February 2, 2008, we do not have any material obligations outstanding under any earn-out agreements.
Note 7. Shareholders Equity Transactions
Accelerated Share Repurchase Program
     On November 8, 2007, we entered into an accelerated share repurchase agreement with Bank of America, N.A., an unrelated third party, under which we are repurchasing $60 million of our common stock. The material terms of the agreement are as follows:

•	The agreement provides for a capped accelerated share repurchase pursuant to which we will purchase shares of our common stock from Bank of America for an aggregate purchase price of $60 million.

•	On November 8, 2007, we made a payment of $60 million to Bank of America in respect of the shares to be acquired under the agreement. We funded this payment from borrowings under our U.S. Revolver.

•	Bank of America made an initial delivery to us of 1.9 million shares of our common stock during November 2007.

•	The actual per share purchase price and the number of shares to be repurchased will be based on the volume weighted average price, or VWAP, of our common stock over a specified calculation period, beginning on November 20, 2007 and ending no later than May 19, 2008. The purchase price we will pay under the agreement will not exceed $30.95556 per share.

•	At the end of the repurchase program, Bank of America will be required to deliver additional shares if the VWAP over the specified calculation period is below $30.95556.

•	The agreement contains other terms and conditions governing the accelerated stock repurchase, including the circumstances under which Bank of America is permitted to terminate the program early or extend the repurchase period and the circumstances under which we may be required to purchase shares at a price in excess of the cap price or would receive shares representing less than $60 million of the VWAP for our common stock during the calculation period.
     Except in limited circumstances, we will not be required to reissue any of the acquired shares to Bank of America pursuant to the accelerated share repurchase agreement. At this time, the maximum number of shares that may yet be acquired under the accelerated share repurchase program is not determinable.
Long-Term Stock Incentive Plan
     As of February 2, 2008, approximately 0.9 million share awards were available for issuance under our Long-Term Stock Incentive Plan (the “Long-Term Stock Incentive Plan”), which was approved by our shareholders on October 5, 2004. The plan allows us to grant stock-based awards to employees and non-executive directors including stock options, stock appreciation rights, restricted stock and other performance-based benefits. Shares granted under our previous stock incentive plans, the 1992 Stock Option Plan and the 1997 Stock Option Plan continue to be governed under those plans and the individual agreements with respect to provisions relating to exercise, termination and forfeiture. No additional grants are available under the previous plans. Under the previous plans, we typically granted stock options to employees at the end of each fiscal year or at certain other times as determined by the board of directors through December 2003. Stock options were granted with an exercise price equal to the stock’s fair market value on the date of grant. The stock options have ten-year terms and vest and become exercisable in increments of 20% on each anniversary from the date of grant.
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
     During fiscal 2007 and 2006, we issued restricted stock awards to certain employees and members of our board of directors based on our achievement of certain performance criteria in fiscal 2006 and 2005, respectively. The restricted shares will generally vest three years from the end of the fiscal year in which the awards were earned if the employee is still employed by us on that date. At the time that the shares are issued, the shareholder is entitled to the same dividend and voting rights as other holders of our common stock. The employee is restricted from transferring or selling the restricted shares and forfeits the shares upon the termination of employment prior to the end of the vesting period. The specific provisions of the awards, including exercisability and term of the award, are evidenced by agreements with the employee as determined by the compensation committee. No restricted stock awards were issued to employees for the eight month transition period ended February 2, 2008 and fiscal 2007 as the performance criteria specified at the grant date was not met.

     The table below summarizes the restricted stock award activity during the eight month transition period ended February 2, 2008, fiscal 2007 and fiscal 2006:

	Eight Month
	Transition
	Period
	Ended
	February 2,	Fiscal	Fiscal
	2008	2007	2006
Restricted stock outstanding at beginning of fiscal period	88,910	67,125	—
Restricted stock issued	—	40,440	72,225
Restricted stock vested	(12,460)	(13,536)	(4,725)
Restricted stock forfeited	(3,586)	(5,119)	(375)

Restricted stock outstanding at end of fiscal period	72,864	88,910	67,125

     In addition, in the eight month transition period ended February 2, 2008, fiscal 2007, fiscal 2006 and fiscal 2005, we granted restricted stock awards to our non-employee directors for a portion of each non-employee directors’ compensation by granting restricted stock awards, which are not dependent upon any performance criteria. The non-employee directors must complete certain service requirements; otherwise, the restricted shares are subject to forfeiture. On the date of issuance, the non-employee directors are entitled to the same dividend and voting rights of other holders of our common stock. The non-employee directors are restricted from transferring or selling the restricted shares prior to the end of the vesting period. As of February 2, 2008, approximately 0.02 million of such awards were outstanding and unvested.
     As of February 2, 2008, there was approximately $0.7 million of unrecognized compensation cost related to unvested share-based compensation awards which have been issued. That cost is expected to be recognized through June 2009. The following table summarizes information about the unvested shares as of February 2, 2008.

	Number of	Market Price on
Restricted Stock Grant	Shares	Date of Grant	Vesting Date
Fiscal 2005 Performance Awards	41,100	$42	June 2008
Fiscal 2006 Performance Awards	31,764	$42	June 2009

	72,864

     A summary of the status of our stock option plans and changes during the eight month transition period ended February 2, 2008, fiscal 2007, fiscal 2006 and fiscal 2005 is presented below:

	Eight Month
	Transition Period
	Ended February 2,		Fiscal		Fiscal		Fiscal
	2008		2007		2006		2005
		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average
		Exercise		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price	Shares	Price
Stock options outstanding, beginning of fiscal period	364,950	$22	533,180	$22	763,380	$21	1,003,920	$19
Stock options exercised	(122,685)	15	(137,290)	20	(179,260)	17	(175,020)	14
Stock options forfeited	(10,400)	28	(30,940)	28	(50,940)	25	(65,520)	26

Stock options outstanding, end of fiscal period	231,865	$25	364,950	$22	533,180	$22	763,380	$21

Stock options exercisable, end of fiscal period	181,865		216,350		218,460		215,080

     The total intrinsic value for options exercised during the eight month transition period ended February 2, 2008, fiscal 2007, fiscal 2006 and fiscal 2005 was approximately $2.2 million, $3.3 million, $5.5 million and $4.3 million, respectively. The total fair value (as calculated as of the date of grant) for options that vested during the eight month transition period ended February 2, 2008, fiscal 2007, fiscal 2006 and fiscal 2005 was approximately $1.4 million, $1.8 million, $1.8 million and $1.9 million, respectively. The aggregate intrinsic value for all options outstanding and exercisable, excluding the 0.2 million of options which have no intrinsic value at February 2, 2008 as their exercise price exceeds the stock price at that date, was approximately $0.7 million. As of February 2, 2008, there was approximately $0.6 million of unrecognized compensation cost related to unvested stock options, all of which will be recognized during fiscal 2008.
     The following table summarizes information about stock options outstanding as of February 2, 2008.

	Number of	Exercise	Grant Date	Number
Date of Option Grant	Shares	Price	Fair Value	Exercisable	Expiration Date
July 13, 1998	1,000	$17.83	$5.16	1,000	July 13, 2008
July 12, 1999	3,800	13.94	4.70	3,800	July 12, 2009
July 10, 2000	2,200	8.63	2.03	2,200	July 10, 2010
July 16, 2001	11,895	10.73	3.18	11,895	July 16, 2011
July 15, 2002	39,880	11.73	3.25	39,880	July 15, 2012
August 18, 2003	90,440	26.44	11.57	61,740	Aug. 18, 2013
December 16, 2003	82,650	32.75	14.17	61,350	Dec. 16, 2013

	231,865			181,865

Employee Stock Purchase Plan
     On October 5, 2004, our shareholders approved the Employee Stock Purchase Plan (“ESPP”). There are approximately 0.2 million shares of common stock authorized for issuance under the ESPP, which allows for qualified employees to purchase shares on a quarterly basis based on certain limitations with respect to the employee’s salary and other limitations through payroll deductions. There are no vesting or other restrictions on the stock purchased by employees under the ESPP. On the last day of each calendar quarter, the accumulated payroll deductions are applied toward the purchase of our common stock at a price equal to 85% of the market price on that date. Stock compensation expense related to the employee stock purchase plan recognized was $0.1 million, $0.2 million, $0.1 million and $0.1 million in the eight month transition period ended February 2, 2008, fiscal 2007, fiscal 2006 and fiscal 2005.
Note 8. Income Taxes
     The provision (benefit) for income taxes includes the following (in thousands):

	Eight
	Month
	Transition
	Period
	Ended
	February 2,	Fiscal	Fiscal	Fiscal
	2008	2007	2006	2005
Current:
Federal	$8,374	$25,514	$18,551	$21,226
State	943	2,537	2,560	881
Foreign	2,093	2,593	4,680	5,084

	11,410	30,644	25,791	27,191
Adjustment for enacted tax rate changes	(1,891)	—	—	—
Deferred	(3,042)	(4,331)	(2,847)	(5,014)

Income Taxes	$6,477	$26,313	$22,944	22,177

     Reconciliations of the United States federal statutory income tax rates and our effective tax rates are summarized as follows:

	Eight
	Month
	Transition
	Period
	Ended
	February 2,	Fiscal	Fiscal	Fiscal
	2008	2007	2006	2005
Statutory rate	35.0%	35.0%	35.0%	35.0%
State income taxes — net of federal income tax benefit	2.3%	2.0%	1.8%	1.1%
Impact of foreign earnings (1)	(7.0)%	(2.4)%	(1.5)%	(1.4)%
Impact of APB 23 assertion (2)	—	(4.5)%	—	—
Section 965 repatriation (3)	—	—	(4.0)%	—
Change in contingency reserve	—	0.9%	(1.0)%	(0.9)%
Other adjustment (4)	—	2.1%	—	—
Impact of enacted tax rate changes	(7.4)%	—	—	—
Other, net	2.3%	0.4%	0.6%	(0.3)%

Effective rate for continuing operations	25.2%	33.5%	30.9%	33.5%

(1)	The percentage in the eight month transition period ended February 2, 2008 is higher than normal due to the change in the amortization amount of goodwill being proportional to the change in the calendar but the change in our earnings before income taxes was not proportional to the change in the calendar.

(2)	In accordance with Accounting Principles Board Opinion No. 23 “Accounting for Income Taxes — Special Areas” (“APB 23”) we made the determination in the fourth quarter of fiscal 2007 that our original investment in Ben Sherman U.K. is considered to be indefinitely reinvested and accordingly, recorded an income tax benefit to reverse the deferred tax liability previously recorded related to the excess of book over tax basis. Upon distribution of the original investment in the form of dividends or otherwise, we would be subject to United States income taxes (subject to an adjustment for foreign tax credits). If the original investment were not permanently reinvested, an additional deferred tax liability of approximately $3.9 million would have been required as of February 2, 2008. The excess of book over tax basis of the original investment as of February 2, 2008 was approximately $11.2 million.

(3)	During the fourth quarter of fiscal 2006, we completed our assessment of earnings to be repatriated under the American Jobs Creation Act of 2004 and repatriated approximately $22.9 million of earnings, which were not previously considered permanently invested outside of the United States. The impact of this repatriation has been included in our tax provision for fiscal 2006. The repatriation of the earnings resulted in a one-time reduction to tax expense of approximately $2.9 million in fiscal 2006.

(4)	The other adjustment in fiscal 2007 relates to reconciliation adjustments to tax balances arising in prior years.
     Deferred tax assets and liabilities are comprised of the following (in thousands):

	February 2,	June 1,	February 2,	June 2,
	2008	2007	2007	2006
			(Unaudited)
Deferred Tax Assets:
Inventories	$1,044	$1,327	$1,820	$2,003
Accrued compensation and benefits	7,527	8,438	6,796	6,260
Allowance for doubtful accounts	190	334	446	566
Depreciation and amortization	8,855	7,317	6,376	5,458
Non-current liabilities	1,723	1,740	1,707	1,709
Deferred rent and lease obligations	1,507	1,379	2,048	1,952
Other, net	2,657	2,616	2,280	2,761

Deferred tax assets	23,503	23,151	21,473	20,709

	February 2,	June 1,	February 2,	June 2,
	2008	2007	2007	2006
			(Unaudited)
Deferred Tax Liabilities:
Acquired intangible assets	76,815	79,525	84,183	83,048
Foreign	1,326	3,728	5,063	3,167
Other, net	614	4,008	3,158	3,067

Deferred tax liabilities	78,775	87,261	92,404	89,282

Net deferred tax (liability) asset	$(55,252)	$(64,110)	$(70,931)	$(68,573)

     As of February 2, 2008, June 1, 2007, and February 2, 2007 and June 2, 2006, we had undistributed earnings of foreign subsidiaries of approximately $7.8 million, $13.9 million, $14.4 million and $13.4 million, respectively, which have been provided for in our income tax provision as the earnings are not considered permanently invested outside of the United States. If the earnings were repatriated to the United States, the earnings would be subject to United States taxation at that time. The amount of deferred tax liability recognized associated with the undistributed earnings as of February 2, 2008, June 1, 2007, February 2, 2007 and June 2, 2006 was approximately $1.3 million, $3.7 million, $5.1 million (unaudited) and $3.2 million, respectively, which represents the approximate excess of the United States tax liability over the creditable foreign taxes paid that would result from a full remittance of undistributed earnings.
     Upon the adoption of FIN 48 at the beginning of the eight month transition period ended February 2, 2008, we recognized an immaterial increase to retained earnings and a reduction of deferred income taxes in our consolidated balance sheets. Upon adoption, the gross amount of unrecognized tax benefits was approximately $5.3 million, which was reclassified from income taxes payable and non-current income taxes to other non-current liabilities. This reclassification is reflected as a non-cash operating item for statement of cash flow purposes. Additionally, we had recognized $0.6 million of related interest and penalties related to these unrecognized tax benefits as of the date of adoption. If we were to prevail on all unrecognized tax benefits recorded, approximately $4.7 million of the reserve for unrecognized tax benefits recorded and the full amount of related interest and penalties would benefit the effective tax rate. A reconciliation of unrecognized tax benefits at the beginning and end of year is as follows (in thousands):

Balance at June 2, 2007	$5,271
Additions for current year tax positions	60
Expiration of the statute of limitation for the assessment of taxes	(4)
Additions for tax positions of prior year	815
Reductions for tax positions of prior year	(677)
Settlements	(383)

Balance at February 2, 2008	5,082
     Included in the unrecognized tax benefits of $5.1 million at February 2, 2008 was $4.4 million of tax benefits that, if recognized, would reduce our annual effective rate. We also accrued potential interest of $0.4 million related to these unrecognized tax benefits during the eight month transition period ended February 2, 2008. In total as of February 2, 2008, we have recorded a liability for potential penalties and interest of $0.4 million and $0.6 million, respectively. It is reasonably possible that the amount of unrecognized benefit with respect to certain of our unrecognized tax positions will increase or decrease within the next twelve months. Events that may cause these changes include the settlement of issues with taxing authorities or expiration of statutes of limitations. At this time an estimate of the reasonably possible changes cannot be made.
Note 9. Defined Contribution Plans
     We have tax-qualified voluntary retirement savings plans covering substantially all full-time United States employees and other similar plans covering certain foreign employees. If a participant decides to contribute, a portion of the contribution is matched by us. Our expense under these defined contribution plans in the eight month transition period ended February 2, 2008, fiscal 2007, fiscal 2006 and fiscal 2005 were $1.8 million, $2.8 million, $2.8 million and $2.7 million, respectively.

     Additionally, we incur certain charges related to our deferred compensation plan as discussed in Note 1. Realized and unrealized gains and losses on the deferred compensation plan investments are recorded in our consolidated statements of earnings and substantially offset the changes in deferred compensation liabilities to participants resulting from changes in market values. The total expense for our match under these non-qualified deferred compensation plans in the eight month transition period ended February 2, 2008, fiscal 2007, fiscal 2006 and fiscal 2005 was approximately $0.3 million, $0.3 million, $0.3 million and $0.2 million, respectively.
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
     Tommy Bahama designs, sources and markets collections of men’s and women’s sportswear and related products under brands that include Tommy Bahama, Indigo Palms and Island Soft. Tommy Bahama’s products can be found in our own retail stores and on our e-commerce website as well as certain department stores and independent specialty stores throughout the United States. The target consumers of Tommy Bahama are affluent 35 and older men and women who embrace a relaxed and casual approach to daily living. Tommy Bahama also licenses its brands for a wide variety of product categories.
     Ben Sherman is a London-based designer, marketer and distributor of branded sportswear and footwear. We also license the Ben Sherman name to third parties for various product categories. Ben Sherman was established in 1963 as an edgy, young men’s, “Mod"-inspired shirt brand and has evolved into a global lifestyle brand of apparel and footwear targeted at youthful-thinking men and women ages 19 to 35. We offer a full Ben Sherman sportswear collection as well as tailored clothing, footwear and accessories. Our Ben Sherman products can be found in certain department stores and a variety of independent specialty stores, as well as in our own Ben Sherman retail stores and on our e-commerce websites.
     Lanier Clothes designs and markets branded and private label men’s suits, sportcoats, suit separates and dress slacks across a wide range of price points. Our Lanier Clothes branded products include Nautica, Kenneth Cole, Dockers, O Oscar and Geoffrey Beene, all of which trademarks are licensed to us by third parties. We also product products under the Arnold Brant and Billy London trademarks, both of which are owned by us. In addition to the branded businesses, we design and source certain private label tailored clothing products. Significant private label brands include Stafford, Alfani, Tasso Elba and Lands’ End. Our Lanier Clothes products are sold to national chains, department stores, mass merchants, specialty stores, specialty catalog retailers and discount retailers throughout the United States.
     Oxford Apparel produces branded and private label dress shirts, suited separates, sport shirts, casual slacks, outerwear, sweaters, jeans, swimwear, westernwear and golf apparel. We design and source certain private label programs for several customers including programs for Land’s End, LL Bean and Eddie Bauer. Owned brands of Oxford Apparel include Oxford Golf, Solitude, Wedge, Kona Wind, Tranquility Bay, Ely, Cattleman and Cumberland Outfitters. Oxford Apparel also owns a two-thirds interest in the entity that owns the Hathaway trademark in the United States and several other countries. . Oxford Apparel also licenses from third parties the right to use the Tommy Hilfiger, Dockers and United States Polo Association trademarks for certain apparel products. Our Oxford Apparel products are sold to a variety of department stores, mass merchants, specialty catalog retailers, discount retailers, specialty retailers, “green grass” golf merchants and Internet retailers throughout the United States.
     Corporate and Other is a reconciling category for reporting purposes and includes our corporate offices, substantially all financing activities, LIFO inventory accounting adjustments and other costs that are not allocated to the operating groups. LIFO inventory calculations are made on a legal entity basis which does not correspond to our operating group definitions as portions of Lanier Clothes and Oxford Apparel are on the LIFO basis of accounting. Therefore, LIFO inventory accounting adjustments are not allocated to operating groups. Total assets for Corporate and Other includes the LIFO inventory reserve of $39.8 million, $39.3 million, $38.3 million (unaudited) and $38.0 million, at February 2, 2008, June 1, 2007, February 2, 2007 and June 2, 2006, respectively.

     Assets related to the Womenswear Group, which was disposed of on June 2, 2006, have been included below to reconcile to total assets in our consolidated balance sheets.
     The information below presents certain information about our operating groups included in continuing operations (in thousands):

	Eight Month
	Transition
	Period Ended
	February 2,	Fiscal	Fiscal	Fiscal
	2008	2007	2006	2005
Net Sales
Tommy Bahama	$284,611	$465,121	$409,141	$399,658
Ben Sherman	101,578	156,773	166,606	154,105
Lanier Clothes	107,457	165,159	180,411	173,168
Oxford Apparel	201,301	339,309	352,932	329,333
Corporate and Other	851	2,545	26	523

Total	$695,798	$1,128,907	$1,109,116	$1,056,787

Depreciation
Tommy Bahama	$9,314	$12,036	$10,633	$9,122
Ben Sherman	1,848	2,203	1,462	847
Lanier Clothes	540	878	1,193	1,353
Oxford Apparel	890	1,175	1,396	1,635
Corporate and Other	247	428	408	364

Total	$12,839	$16,720	$15,092	$13,321

Amortization of Intangible Assets
Tommy Bahama	$1,445	$2,975	$4,170	$5,563
Ben Sherman	1,548	3,267	3,433	3,020
Lanier Clothes	80	60	—	—
Oxford Apparel	111	103	39	39

Total	$3,184	$6,405	$7,642	$8,622

Operating Income
Tommy Bahama	$38,041	$81,533	$71,522	$54,128
Ben Sherman	4,147	8,372	10,329	22,305
Lanier Clothes	315	4,238	17,422	21,376
Oxford Apparel	12,001	22,749	14,556	14,556
Corporate and Other	(13,510)	(16,045)	(15,713)	(20,091)

Total Operating Income	40,994	100,847	98,116	92,274
Interest expense, net	15,302	22,214	23,971	26,146

Earnings Before Income Taxes	$25,692	$78,633	$74,145	$66,128

	Eight Month
	Transition
	Period Ended
	February 2,	Fiscal	Fiscal	Fiscal
	2008	2007	2006	2005
Purchases of Property, Plant and Equipment
Tommy Bahama	$18,193	$26,790	$16,904	$19,953
Ben Sherman	2,510	3,837	4,275	2,184
Lanier Clothes	107	287	228	348
Oxford Apparel	108	184	2,630	604
Corporate and Other	179	214	916	318

Total	$21,097	$31,312	$24,953	$23,407

	February 2,	June 1,	February 2,	June 2,
	2008	2007	2007	2006
			(Unaudited)
Assets
Tommy Bahama	$519,291	$469,414	$441,657	$423,376
Ben Sherman	208,829	223,779	211,997	212,230
Lanier Clothes	83,208	95,184	95,135	74,375
Oxford Apparel	102,253	96,627	103,586	112,325
Corporate and Other	(3,309)	23,734	22,730	4,074
Womenswear (discontinued)	—	—	—	59,215

Total	$910,272	$908,738	$875,105	$885,595

Goodwill
Tommy Bahama	$204,423	$168,932	$148,556	$148,342
Ben Sherman	51,651	51,651	51,390	49,043
Oxford Apparel	1,847	1,847	1,847	1,847

Total	$257,921	$222,430	$201,793	$199,232

Intangible Assets, net
Tommy Bahama	$132,579	$134,023	$135,015	$136,998
Ben Sherman	94,852	96,362	96,997	93,596
Lanier Clothes	2,267	2,347	2,388	2,408
Oxford Apparel	1,235	1,349	1,403	1,451

Total	$230,933	$234,081	$235,803	$234,453

     Information for the net book value of our long-lived assets, including property, plant and equipment, goodwill and intangible assets, by geographic area is presented below (in thousands):

	February 2,	June 1,	February 2,	June 2,
	2008	2007	2007	2006
			(Unaudited)
United States	$427,155	$385,588	$361,530	$354,507
Latin America	1,335	4,460	4,576	4,859
United Kingdom and Europe	152,623	153,544	152,663	147,540
Other foreign	243	242	321	442

Total	$581,356	$543,834	$519,090	$507,348

     Information for the net sales included in continuing operations recognized by geographic area is presented below (in thousands):

	Eight Month
	Transition
	Period Ended
	February 2,	Fiscal	Fiscal	Fiscal
	2008	2007	2006	2005
United States and Canada	$610,325	$1,005,925	$987,206	$942,388
United Kingdom and Europe	85,473	122,982	121,910	114,399

Total	$695,798	$1,128,907	$1,109,116	$1,056,787

Note 11. Related Party Transactions
     SunTrust Banks, Inc. and its subsidiaries (“SunTrust”) holds shares of our common stock in various fiduciary and agency capacities and as such is a principal shareholder of our common stock. Mr. J. Hicks Lanier, our Chief Executive Officer, is on the board of directors of SunTrust and its Audit Committee. Mr. E. Jenner Wood, III, a board member of Oxford Industries, Inc. was Chairman, President and Chief Executive Officer of SunTrust Bank, Central Group, during the eight month transition period ended February 2, 2008 and fiscal 2007.
     We maintain a syndicated credit facility under which subsidiaries of SunTrust served as agent and lender. In the eight month transition period ended February 2, 2008, fiscal 2007, fiscal 2006 and fiscal 2005, the services provided and interest and fees paid to SunTrust in connection with such services are set forth below (in thousands):

	Eight Month
	Transition
	Period
	Ended
	February 2,
	2008	Fiscal 2007	Fiscal 2006	Fiscal 2005
Service
Interest and agent fees for our credit facility	$592	$525	$1,307	$2,999
Cash management and senior notes related services	$72	$56	$106	$133
Other	$4	$10	$34	$18
     Our aggregate payments to SunTrust and its subsidiaries for these services, together with all of the other services described above in this section, did not exceed 1% of our gross revenues during the eight month transition period ended February 2, 2008, fiscal 2007, fiscal 2006 and fiscal 2005 or 1% of SunTrust’s gross revenues during its fiscal years ended December 31, 2007, December 31, 2006, December 31, 2005 and December 31, 2004.

Note 12. Summarized Quarterly Data (unaudited):
     Following is a summary of the quarterly results of continuing operations for the eight month transition period ended February 2, 2008 and the years ended June 1, 2007 and June 2, 2006 (in thousands, except per share amounts):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
Eight Month Transition Period Ended February 2, 2008 (1)(2)
Net sales	$237,947	$294,486	$163,365	N/A	$695,798
Gross profit	97,451	114,920	63,389	N/A	275,760
Net earnings from continuing operations	6,103	12,603	509	N/A	19,215
(Loss) earnings from discontinued operations	—	—	—	N/A	—
Net earnings	$6,103	$12,603	$509	N/A	$19,215
Basic net earnings per common share from continuing operations	$0.34	$0.72	$0.03	N/A	$1.12
Diluted net earnings per common share from continuing operations	$0.34	$0.71	$0.03	N/A	$1.11
Fiscal 2007
Net sales	$284,078	$290,987	$266,595	$287,247	$1,128,907
Gross profit	108,111	111,800	108,266	119,583	447,760
Net earnings from continuing operations	11,155	12,145	9,726	19,294	52,320
(Loss) earnings from discontinued operations	(205)	8	14	—	(183)
Net earnings	$10,950	$12,153	$9,740	$19,294	$52,137
Basic net earnings per common share from continuing operations	$0.63	$0.69	$0.55	$1.09	$2.96
Diluted net earnings per common share from continuing operations	$0.63	$0.68	$0.54	$1.08	$2.93
Fiscal 2006
Net sales	$268,475	$277,903	$275,160	$287,578	$1,109,116
Gross profit	105,715	102,806	109,866	113,300	431,687
Net earnings from continuing operations	11,820	10,177	11,106	18,098	51,201
Earnings from discontinued operations	2,063	831	3,496	12,880	19,270
Net earnings	$13,883	$11,008	$14,602	$30,978	$70,471
Basic net earnings per common share from continuing operations	$0.68	$0.58	$0.63	$1.03	$2.93
Diluted net earnings per common share from continuing operations	$0.67	$0.57	$0.63	$1.02	$2.88

(1)	There is no fourth quarter for the eight month transition period ended February 2, 2008 due to the change in our fiscal year-end.

(2)	The third quarter of the eight month transition period ended February 2, 2008 represents the two month period from December 1, 2007 through February 2, 2008.
     The sum of the quarterly amounts for the eight months ended February 2, 2008, do not equal the totals for the year then ended due to the impact of the timing of the accelerated share repurchase program and rounding differences. The sum of the quarterly amounts for fiscal 2007 and fiscal 2006 do not necessarily equal the totals for the year then ended due to rounding differences.

     The first quarter of the eight month transition period ended February 2, 2008 has been adjusted from amounts reported in our Quarterly Report on Form 10-Q for that period to reflect an additional $1.3 million of tax benefit related to the change in the enacted tax rate which occurred during that quarter. The fourth quarter of fiscal 2007 includes severance costs and a gain on sale of a facility which together had the effect of increasing net earnings from continuing operations by $0.7 million. The fourth quarter of fiscal 2006 includes charges for plant closures which had the effect of reducing net income from continuing operations by approximately $1.0 million. In the fourth quarter of fiscal 2007, tax adjustments related to foreign income taxes, tax contingency reserves and other adjustments had the effect of increasing net earnings from continuing operations by approximately $1.1 million. In the fourth quarter of fiscal 2006 foreign income tax and contingency reserve adjustments had the effect of increasing net earnings from continuing operations by approximately $3.7 million.
Note 13. Condensed Consolidating Financial Statements:
     Our Senior Unsecured Notes are guaranteed by our wholly owned domestic subsidiaries (“Subsidiary Guarantors”). All guarantees are full and unconditional. For consolidated financial reporting purposes, non-guarantors consist of our subsidiaries which are organized outside the United States. We use the equity method with respect to investment in subsidiaries included in other non-current assets in our condensed consolidating financial statements. Set forth below are our condensed consolidating balance sheets as of February 2, 2008, June 1, 2007, February 2, 2007 (unaudited) and June 2, 2006 (in thousands) as well as our condensed consolidating statements of earnings and statements of cash flows for the eight month transition period ended February 2, 2008, fiscal 2007, fiscal 2006 and fiscal 2005 (in thousands).
OXFORD INDUSTRIES, INC.
CONDENSED CONSOLIDATING BALANCE SHEETS
February 2, 2008

	Oxford
	Industries	Subsidiary	Subsidiary	Consolidating	Consolidated
	(Parent)	Guarantors	Non-Guarantors	Adjustments	Total
ASSETS
Cash and cash equivalents	$2,100	$1,050	$11,762	$—	$14,912
Receivables, net	52,599	38,244	20,763	(6,045)	105,561
Inventories	64,896	76,462	18,826	(1,259)	158,925
Prepaid expenses	6,595	8,475	3,631	—	18,701

Total current assets	126,190	124,231	54,982	(7,304)	298,099
Property, plant and equipment, net	7,933	77,652	6,917	—	92,502
Goodwill, net	1,847	168,932	87,142	—	257,921
Intangible assets, net	1,235	134,846	94,852	—	230,933
Other non-current assets, net	825,252	150,142	70,673	(1,015,250)	30,817

Total Assets	$962,457	$655,803	$314,566	$(1,022,554)	$910,272

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities	78,518	54,268	29,066	(5,435)	156,417
Long-term debt, less current portion	234,414	—	—	—	234,414
Non-current liabilities	246,261	(197,557)	111,564	(109,359)	50,909
Deferred income taxes	(4,284)	38,910	26,358	—	60,984
Total shareholders’/invested equity	407,548	760,182	147,578	(907,760)	407,548

Total Liabilities and Shareholders’ Equity	$962,457	$655,803	$314,566	$(1,022,554)	$910,272

OXFORD INDUSTRIES, INC.
CONDENSED CONSOLIDATING BALANCE SHEETS
June 1, 2007

	Oxford
	Industries	Subsidiary	Subsidiary	Consolidating	Consolidated
	(Parent)	Guarantors	Non-Guarantors	Adjustments	Total
ASSETS
Cash and cash equivalents	$22,863	$1,212	$12,807	$—	$36,882
Receivables, net	52,226	61,076	31,184	(6,451)	138,035
Inventories	70,273	52,644	15,114	(698)	137,333
Prepaid expenses	8,808	8,293	4,890	—	21,991

Total current assets	154,170	123,225	63,995	(7,149)	334,241
Property, plant and equipment, net	9,221	68,932	9,170	—	87,323
Goodwill, net	1,847	168,932	51,651	—	222,430
Intangible assets, net	1,349	136,370	96,362	—	234,081
Other non-current assets, net	770,809	150,496	1,346	(891,988)	30,663

Total Assets	$937,396	$647,955	$222,524	$(899,137)	$908,738

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities	62,163	56,811	29,325	(5,855)	142,444
Long-term debt, less current portion	199,294	—	—	—	199,294
Non-current liabilities	222,114	(184,807)	112,789	(109,149)	40,947
Deferred income taxes	(228)	43,604	28,624	—	72,000
Total shareholders’/invested equity	454,053	732,347	51,786	(784,133)	454,053

Total Liabilities and Shareholders’ Equity	$937,396	$647,955	$222,524	$(899,137)	$908,738

OXFORD INDUSTRIES, INC.
CONDENSED CONSOLIDATING BALANCE SHEETS
February 2, 2007
(Unaudited)

	Oxford
	Industries	Subsidiary	Subsidiary	Consolidating	Consolidated
	(Parent)	Guarantors	Non-Guarantors	Adjustments	Total
ASSETS
Cash and cash equivalents	$24,682	$698	$7,171	$(2,089)	$30,462
Receivables, net	47,925	38,863	22,969	(3,183)	106,574
Inventories	76,674	72,771	17,643	(875)	166,213
Prepaid expenses	9,265	8,969	4,428	—	22,662

Total current assets	158,546	121,301	52,211	(6,147)	325,911
Property, plant and equipment, net	10,029	62,337	9,129	—	81,495
Goodwill, net	1,847	148,556	51,390	—	201,793
Intangible assets, net	1,404	137,402	96,997	—	235,803
Other non-current assets, net	712,502	150,167	1,393	(833,959)	30,103

Total Assets	$884,328	$619,763	$211,120	$(840,106)	$875,105

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities	46,886	61,116	28,107	(2,555)	133,554
Long-term debt, less current portion	199,236	—	—	—	199,236
Non-current liabilities	213,766	(169,617)	103,645	(111,504)	36,290
Deferred income taxes	(855)	47,245	34,340	—	80,730
Total shareholders’/invested equity	425,295	681,019	45,028	(726,047)	425,295

Total Liabilities and Shareholders’ Equity	$884,328	$619,763	$211,120	$(840,106)	$875,105

OXFORD INDUSTRIES, INC.
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

OXFORD INDUSTRIES, INC.
CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS
Eight Month Transition Period Ended February 2, 2008

	Oxford
	Industries	Subsidiary	Subsidiary	Consolidating	Consolidated
	(Parent)	Guarantors	Non-Guarantors	Adjustments	Total
Net sales	$302,259	$313,501	$107,082	$(27,044)	$695,798
Cost of goods sold	241,232	139,311	46,142	(6,647)	420,038

Gross profit	61,027	174,190	60,940	(20,397)	275,760
Selling, general and administrative	60,594	151,550	55,952	(20,879)	247,217
Royalties and other income	162	7,502	5,794	(1,007)	12,451

Operating income	595	30,142	10,782	(525)	40,994
Interest (income) expense, net	18,111	(9,241)	6,396	36	15,302
Income from equity investment	31,660	—	—	(31,660)	—

Earnings before income taxes	14,144	39,383	4,386	(32,221)	25,692
Income taxes	(5,435)	11,548	561	(197)	6,477

Net earnings	$19,579	$27,835	$3,825	$(32,024)	$19,215

OXFORD INDUSTRIES, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW
Eight Month Transition Period Ended February 2, 2008

	Oxford
	Industries	Subsidiary	Subsidiary	Consolidating	Consolidated
	(Parent)	Guarantors	Non-Guarantors	Adjustments	Total
Cash Flows From Operating Activities
Net cash (used in) provided by operating activities	$(6,456)	$37,002	$12,052	$1,539	$44,137
Cash Flows from Investing Activities Acquisitions	(54,899)	—	(34,066)	33,337	(55,628)
Investment in joint venture	—	(568)	—	—	(568)
Purchases of property, plant and equipment	(305)	(18,998)	(1,794)	—	(21,097)
Proceeds from sale of property, plant and equipment	126	2,349	—	—	2,475

Net cash (used in) provided by investing activities	(55,078)	(17,217)	(35,860)	33,337	(74,818)
Cash Flows from Financing Activities Change in debt	72,900	(7)	—	—	72,893
Proceeds from issuance of common stock	2,581	—	—	—	2,581
Change in inter-company payable	21,893	(19,940)	(1,737)	(216)	—

Purchase of common stock/invested equity	(60,058)	—	34,660	(34,660)	(60,058)
Dividends on common stock	3,455	—	(9,909)	—	(6,454)

Net cash (used in) provided by financing activities	40,771	(19,947)	23,014	(34,876)	8,962
Net change in Cash and Cash Equivalents	(20,763)	(162)	(794)	—	(21,719)
Effect of foreign currency translation	—	—	(251)	—	(251)
Cash and Cash Equivalents at the Beginning of Year	22,863	1,212	12,807	—	36,882

Cash and Cash Equivalents at the End of Year	$2,100	$1,050	$11,762	$—	$14,912

OXFORD INDUSTRIES, INC.
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
			(In thousands)
Eight month transition period ended
February 2, 2008
Deducted from asset accounts:
Accounts receivable reserves(1)	$14,381	$15,399	—	$(15,477	)(3)	$14,303
Allowance for doubtful accounts (2)	1,918	1,059	—	(1,654	)(4)	1,323
Fiscal 2007
Deducted from asset accounts:
Accounts receivable reserves (1)	17,294	22,891	—	(25,804	)(3)	14,381
Allowance for doubtful accounts (2)	3,436	567	—	(2,085	)(4)	1,918
Fiscal 2006
Deducted from asset accounts:
Accounts receivable reserves (1)	16,331	35,354	—	(34,391	)(3)	17,294
Allowance for doubtful accounts (2)	3,608	340	—	(512	)(4)	3,436
Fiscal 2005
Deducted from asset accounts:
Accounts receivable reserves (1)	9,734	35,484	2,387 (5)	(31,274	)(3)	16,331
Allowance for doubtful accounts (2)	3,448	1,263	1,307 (5)	(2,410	)(4)	3,608

(1)	Accounts receivable reserves includes estimated reserves for allowances, returns and discounts related to our wholesale operations as discussed in our significant accounting policy disclosure for Revenue Recognition and Accounts Receivable in note 1 of our consolidated financial statements.

(2)	Allowance for doubtful accounts consists of amounts reserved for our estimate of a customer’s inability to meet its financial obligations as discussed in our significant accounting policy disclosure for Revenue Recognition and Accounts Receivable in note 1 of our consolidated financial statements.

(3)	Principally amounts written off related to customer allowances, returns and discounts.

(4)	Principally accounts written off as uncollectible.

(5)	Addition due to the acquisition of Ben Sherman in July 2004.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Oxford Industries, Inc.
We have audited the accompanying consolidated balance sheets of Oxford Industries, Inc. as of February 2, 2008, June 1, 2007, and June 2, 2006 and the related consolidated statements of earnings, shareholders’ equity, and cash flows for the eight month period ended February 2, 2008 and for each of the three years in the period ended June 1, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Oxford Industries, Inc. at February 2, 2008, June 1, 2007, and June 2, 2006 and the consolidated results of their operations and their cash flows for the eight month period ended February 2, 2008 and each of the three years in the period ended June 1, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
As discussed in Note 1 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48 “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109,” effective June 2, 2007.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Oxford Industries, Inc.’s internal control over financial reporting as of February 2, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 31, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young, LLP
Atlanta, Georgia
March 31, 2008

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     None.
Item 9A.  Controls and Procedures
     Our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in our Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
     There have not been any changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the period from December 1, 2007 through February 2, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Report of Management on Internal Control Over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States.
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
     Management assessed the effectiveness of our internal control over financial reporting as of February 2, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the Internal Control-Integrated Framework. Based on this assessment, our management believes that our internal control over financial reporting was effective as of February 2, 2008.
     Ernst & Young LLP, our independent registered public accounting firm, has audited our internal control over financial reporting as of February 2, 2008, and its report thereon is included herein.

/s/ J. Hicks Lanier	/s/ K. Scott Grassmyer

J. Hicks Lanier	K. Scott Grassmyer
Chairman and Chief Executive Officer	Senior Vice President, Chief Financial Officer and Controller
(Principal Executive Officer)	(Principal Financial Officer)

April 1, 2008	April 1, 2008

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Oxford Industries, Inc.
We have audited Oxford Industries, Inc.’s internal control over financial reporting as of February 2, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Oxford Industries, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
In our opinion, Oxford Industries, Inc. maintained, in all material respects, effective internal control over financial reporting as of February 2, 2008, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Oxford Industries, Inc. as of February 2, 2008, June 1, 2007 and June 2, 2006, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for the eight month period ended February 2, 2008 and for each of the three years in the period ended June 1, 2007 of Oxford Industries, Inc. and our report dated March 31, 2008 expressed an unqualified opinion thereon.
/s/ Ernst & Young, LLP
Atlanta, Georgia
March 31, 2008

Item 9B.  Other Information
     On March 27, 2008, our Board of Directors amended the Bylaws of Oxford Industries, Inc. to (i) decrease the number of members on our full Board of Directors from 11 to 10, and (ii) specify that an individual becomes ineligible for election or appointment as a director, (a) for any employee director (other than an individual who has at any time served as our Chief Executive Officer), following our fiscal year during which such individual reaches the age of 65 and (b) for any other individual, following our fiscal year during which such individual reaches the age of 72. The amendments became effective as of March 27, 2008.
     As described in our proxy statement delivered to shareholders in connection with our 2007 annual meeting of shareholders, prior to the bylaw amendments described above, individuals were ineligible for reelection or appointment as a director after reaching the applicable age set forth in the following table:

Type of Director	Retirement Age
Non-employee directors actively employed by a company in which such director does not beneficially own a controlling interest	75
All other non-employee directors	72
Any of our current or former chief executive officers	72
Employee directors (other than one of our current or former chief executive officers)	65
     The Bylaws of Oxford Industries, Inc., as amended by our Board of Directors on March 27, 2008, are filed with this transition report on Form 10-K as Exhibit 3(b) and are incorporated in this Item 9B by reference.
     Also, our Nominating, Compensation & Governance Committee, in accordance with the provisions of our Amended and Restated Long-Term Stock Incentive Plan, approved one-time grants of restricted stock, as of March 28, 2008, to certain of our officers and other employees. The aggregate number of shares of restricted stock approved as part of the grants was 342,500. The one-time grants were intended to incent recipients to remain with us during the duration of the vesting period and to further align the interests of our shareholders and management. The grants approved by our Nominating, Compensation & Governance Committee included the following grants to our named executive officers:

Name	Title	Restricted Stock
J. Hicks Lanier	Chairman and Chief Executive Officer	25,000
Thomas C. Chubb III	Executive Vice President	25,000
John A. Baumgartner	Senior Vice President and Chief Information Officer	10,000
Christine B. Cole	Vice President-Corporate Human Resources	15,000
     The shares of restricted stock vest on March 28, 2011 (other than the shares granted to Mr. Baumgartner, which vest on March 28, 2010). The recipient will forfeit all rights to the restricted shares granted if the recipient’s employment with us terminates before the shares are fully vested, unless our Nominating, Compensation & Governance Committee waives the forfeiture condition at the time that the recipient’s employment terminates, as evidenced by a written waiver adopted by the committee. The shares are also subject to accelerated vesting in the event of a change of control, as defined in each recipient’s restricted stock agreement.
     The grants of restricted stock are subject to the terms and conditions of the Oxford Industries, Inc. Restricted Stock Agreement, the form of which is filed with this transition report as Exhibit 10(y) and is incorporated in this Item 9B by reference. The foregoing description of the terms and conditions of the restricted stock grants is qualified in its entirety by reference to the complete terms and conditions of the Oxford Industries, Inc. Amended and Restated Long-Term Stock Incentive Plan and the Oxford Industries, Inc. Restricted Stock Agreement.

PART III
Item 10.  Directors, Executive Officers and Corporate Governance
     The information required by this Item 10 of Part III will appear in our definitive proxy statement under the headings “Election of Directors,” “Executive Officers,” and “Corporate Governance–Committees of the Board of Directors” and is incorporated herein by reference.
     Our board of directors has adopted a code of ethical conduct for our Principal Executive Officer, our Principal Financial Officer, and other designated key financial associates. Additionally, our board of directors has adopted a conflict of interest and business ethics policy for all of our employees. Our employees are expected to adhere at all times to these policies, as applicable. We have posted both of these codes on our website, www.oxfordinc.com. We will provide, at no cost, copies of these codes to any person who requests copies as described in Part I, Item 1. “Business – Available Information.” We will also disclose any amendments or waivers to our code of ethical conduct on our website.
Item 11.  Executive Compensation
     The information required by this Item 11 of Part III will appear in our definitive proxy statement under the headings “Executive and Director Compensation,” “Corporate Governance–Committees of the Board of Directors,” “Nominating, Compensation and Governance Committee Report” and “Compensation Committee Interlocks and Insider Participation” and is incorporated herein by reference.
Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The information required by this Item 12 of Part III will appear in our definitive proxy statement under the headings “Equity Compensation Plan Information” and “Common Stock Ownership by Management and Certain Beneficial Owners” and is incorporated herein by reference.
Item 13.  Certain Relationships and Related Transactions, and Director Independence
     The information required by this Item 13 of Part III will appear in our definitive proxy statement under the headings “Certain Relationships and Related Transactions” and “Corporate Governance–Director Independence” and is incorporated herein by reference.
Item 14.  Principal Accountant Fees and Services
     The information required by this Item 14 of Part III will appear in our definitive proxy statement under the heading “Ratification of Appointment of Independent Registered Public Accounting Firm” and is incorporated herein by reference.
PART IV
Item 15.  Exhibits and Financial Statement Schedules
     (a) 1. Financial Statements
     The following consolidated financial statements are included in Item 8:
•	Consolidated Balance Sheets at February 2, 2008, June 1, 2007, February 2, 2007 (Unaudited) and June 2, 2006.

•	Consolidated Statements of Earnings for the eight month transition period ended February 2, 2008, fiscal 2007, fiscal 2006 and fiscal 2005.

•	Consolidated Statements of Shareholders’ Equity for eight month transition period ended February 2, 2008, fiscal 2007, fiscal 2006 and fiscal 2005.

•	Consolidated Statements of Cash Flows for eight month transition period ended February 2, 2008, fiscal 2007, fiscal 2006 and fiscal 2005.

•	Notes to Consolidated Financial Statements for the eight month transition period ended February 2, 2008, fiscal 2007, fiscal 2006 and fiscal 2005.
     (a) 2. Financial Statement Schedules
•	Schedule II — Valuation and Qualifying Accounts
     All other schedules for which provisions is made in the applicable accounting regulation of the SEC are not required under the related instructions or are inapplicable and therefore have been omitted.
     (b) Exhibits

2(a)	Purchase Agreement, dated as of May 1, 2006, by and between The Millwork Trading Co., Ltd., d/b/a Li & Fung USA, and Oxford Industries, Inc. Incorporated by reference to Exhibit 2(a) to the Company’s 10-K for the fiscal year ended June 2, 2006.

2(b)	Letter Agreement, dated as of June 1, 2006, by and between The Millwork Trading Co., Ltd., d/b/a Li & Fung USA, and Oxford Industries, Inc. Incorporated by reference to Exhibit 2(b) to the Company’s 10-K for the fiscal year ended June 2, 2006.

3(a)	Restated Articles of Incorporation of the Company. Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the fiscal quarter ended August 29, 2003.

3(b)	Bylaws of the Company, as amended.*

4(a)	Indenture Agreement dated May 16, 2003 among Oxford Industries, Inc., the Guarantors party thereto and SunTrust Bank. Incorporated by reference to Exhibit 10(n) to the Company’s Form 10-K for the fiscal year ended May 30, 2003.

4(b)	Supplemental Indenture Agreement No. 1 dated June 13, 2003 among Oxford Industries, Inc., the Guarantors party thereto and SunTrust Bank. Incorporated by reference to Exhibit 4(b) to the Company’s Form 10-K for the fiscal year ended June 1, 2007.

4(c)	Supplemental Indenture Agreement No. 2 dated July 28, 2004 among the Guarantors, Oxford Industries Inc. and SunTrust Bank. Incorporated by reference to Exhibit 4(c) to the Company’s Form 10-K for the fiscal year ended June 1, 2007.

4(d)	Supplemental Indenture Agreement No. 3 dated December 30, 2004 among the Guarantors, Oxford Industries, Inc. and SunTrust Bank. Incorporated by reference to Exhibit 4(d) to the Company’s Form 10-K for the fiscal year ended June 1, 2007.

10(a)	1992 Stock Option Plan. Incorporated by reference to Exhibit 10(h) to the Company’s Form 10-K for the fiscal year ended June 1, 2001.†

10(b)	First Amendment to the 1992 Stock Option Plan. Incorporated by reference to Exhibit 10(r) to the Company’s 10-K for the fiscal year ended June 2, 2006.†

10(c)	1997 Stock Option Plan, as amended. Incorporated by reference to Exhibit 10(a) to the Company’s Form 10-K for the fiscal year ended May 31, 2002.†

10(d)	Second Amendment to the 1997 Stock Option Plan. Incorporated by reference to Exhibit 10(s) to the Company’s 10-K for the fiscal year ended June 2, 2006.†

10(e)	1997 Restricted Stock Plan, as amended. Incorporated by reference to Exhibit 10(b) to the Company’s Form 10-K for the fiscal year ended May 31, 2002.†

10(f)	Amended and Restated Long-Term Stock Incentive Plan, effective as of April 2, 2007. Incorporated by reference to Exhibit 10(f) to the Company’s Form 10-K for the fiscal year ended June 1, 2007.†

10(g)	2005 Form of Performance Share Award under the Oxford Industries, Inc. Long-Term Stock Incentive Plan. Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on January 14, 2005.†

10(h)	2006 Form of Performance Share Aware under the Oxford Industries, Inc. Long-Term Stock Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 31, 2005. †

10(i)	2006 Form of Non-Employee Director Performance Share Award under the Oxford Industries, Inc. Long-Term Stock Incentive Plan. Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on August 31, 2005. †

10(j)	Oxford Industries, Inc. Long-Term Stock Incentive Plan. Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on August 29, 2003.†

10(k)	First Amendment to the Oxford Industries, Inc. Executive Performance Incentive Plan. Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the fiscal quarter ended November 30, 2007.†

10(l)	Executive Medical Plan. Incorporated by reference to Exhibit 10(d) to the Company’s 10-K for the fiscal year ended June 3, 2005.†

10(m)	Oxford Industries, Inc. Deferred Compensation Plan, as amended and restated.*†

10(n)	Release and Non-Solicitation Agreement, dated February 2, 2007. Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on February 7, 2007.†

10(o)	Amended and Restated Credit Agreement, dated July 28, 2004, between Oxford Industries, Inc., certain of its domestic subsidiaries, and SunTrust Bank, Inc. as administrative agent, and various financial institutions of lenders and issuing banks. Incorporated by reference to Exhibit 10(k) to the Company’s Form 10-K for the fiscal year ended May 28, 2004.

10(p)	First Amendment to Amended and Restated Credit Agreement, dated July 28, 2004. Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on January 14, 2005.

10(q)	Second Amendment to Amended and Restated Credit Agreement, dated September 21, 2005. Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on September 26, 2005.

10(r)	Fourth Amendment to Amended and Restated Credit Agreement. Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on October 12, 2007.

10(s)	Consent Agreement, dated May 1, 2006. Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 2, 2006.

10(t)	Ben Sherman Group Long Term Incentive Plan, adopted as of October 1, 2007. Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the fiscal quarter ended August 31, 2007.†

10(u)	Participant Award Letter, dated September 26, 2007, to Miles Gray pursuant to the Ben Sherman Group Long Term Incentive Plan. Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the fiscal quarter ended August 31, 2007.†

10(v)	Employment Offer Letter to Knowlton J. O’Reilly. Incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q for the fiscal quarter ended November 30, 2007.†

10(w)	Letter Agreement, dated November 8, 2007, between Oxford Industries, Inc. and Bank of America, N.A. relating to an Issuer Forward Repurchase Transaction. Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q for the fiscal quarter ended November 30, 2007.

10(x)	Amendment, dated November 9, 2007, between Oxford Industries, Inc. and Bank of America, N.A. to Letter Agreement relating to an Issuer Forward Repurchase Transaction. Incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q for the fiscal quarter ended November 30, 2007.

10(y)	Form of Oxford Industries, Inc. Restricted Stock Agreement.*

21	List of Subsidiaries.*

23	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP.*

24	Powers of Attorney.*

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	filed herewith

†	Management contract or compensation plan or arrangement required to be filed as an exhibit to this form pursuant to Item 15(b) of this report.
     We agree to file upon request of the SEC a copy of all agreements evidencing long-term debt of ours omitted from this report pursuant to Item 601(b)(4)(iii) of Regulation S-K.

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

Date: April 1, 2008
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ J. Hicks Lanier	Chairman of the Board of Directors and	April 1, 2008
J. Hicks Lanier	Chief Executive Officer (Principal Executive Officer)

/s/ K. Scott Grassmyer	Senior Vice President, Chief Financial Officer and Controller	April 1, 2008
K. Scott Grassmyer	(Principal Financial Officer)

*	Director	April 1, 2008

Cecil D. Conlee

*	Director	April 1, 2008

George C. Guynn

*	Director	April 1, 2008

J. Reese Lanier, Sr.

	Director	April 1, 2008

Robert E. Shaw

*	Director	April 1, 2008

Clarence H. Smith

*	Director	April 1, 2008

Helen B. Weeks

*	Director	April 1, 2008

E. Jenner Wood

*By	/s/ Thomas E. Campbell

Thomas	E. Campbell

as Attorney-in-Fact