Form 10-Q
period 2008-05-03
OXFORD INDUSTRIES INC
filed 2008-06-12
CIK 75288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended MAY 3, 2008
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of each class	Number of shares outstanding as of June 6, 2008

Common Stock, $1 par value	15,850,230

OXFORD INDUSTRIES, INC.
INDEX TO FORM 10-Q
For the first quarter of fiscal 2008

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS
     Our Securities and Exchange Commission filings and public announcements often include forward-looking statements about future events. Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “will” and similar expressions identify forward-looking statements, which generally are not historical in nature. We intend for all such forward-looking statements contained herein, the entire contents of our website, and all subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf, to be covered by the safe harbor provisions for forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (which Sections were adopted as part of the Private Securities Litigation Reform Act of 1995). Important assumptions relating to these forward-looking statements include, among others, assumptions regarding general and regional economic conditions, including those that affect consumer demand and spending, demand for our products, timing of shipments requested by our wholesale customers, expected pricing levels, competitive conditions, the timing and cost of planned capital expenditures, expected synergies in connection with acquisitions and joint ventures, costs of products and raw materials we purchase, expected outcomes of pending or potential litigation and regulatory actions, and disciplined execution by key management. Forward-looking statements reflect our current expectations, based on currently available information, and are not guarantees of performance. Although we believe that the expectations reflected in such forward-looking statements are reasonable, these expectations could prove inaccurate as such statements involve risks and uncertainties, many of which are beyond our ability to control or predict. Should one or more of these risks or uncertainties, or other risks or uncertainties not currently known to us or that we currently deem to be immaterial, materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Important factors relating to these risks and uncertainties include, but are not limited to, those described in Part I, Item 1A. Risk Factors contained in our Form 10-KT for the eight-month transition period ended February 2, 2008, as updated by Part II, Item 1A. Risk Factors in this report and those described from time to time in our future reports filed with the Securities and Exchange Commission.
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
     On October 8, 2007, our Board of Directors approved a change to our fiscal year-end. Effective with our fiscal year which commenced on June 2, 2007, our fiscal year ends at the end of the Saturday closest to January 31 and will, in each case, begin at the beginning of the day next following the last day of the preceding fiscal year. Accordingly, there was a transition period from June 2, 2007 through February 2, 2008, and we filed a transition report on Form 10-KT for that period. The terms listed below (or words of similar import) reflect the respective period noted:

Fiscal 2009	52 weeks ending January 30, 2010
Fiscal 2008	52 weeks ending January 31, 2009
Eight-month transition period ended February 2, 2008	35 weeks and one day ended February 2, 2008
Twelve months ended February 2, 2008	52 weeks and one day ended February 2, 2008
Fiscal 2007	52 weeks ended June 1, 2007

Fourth quarter of fiscal 2008	13 weeks ending January 31, 2009
Third quarter of fiscal 2008	13 weeks ending November 1, 2008
Second quarter of fiscal 2008	13 weeks ending August 2, 2008
First quarter of fiscal 2008	13 weeks ended May 3, 2008

Three months ended February 2, 2008	13 weeks and one day ended February 2, 2008
Three months ended November 2, 2007	13 weeks ended November 2, 2007
Three months ended August 3, 2007	13 weeks ended August 3, 2007
Three months ended May 4, 2007	13 weeks ended May 4, 2007

PART I. FINANCIAL INFORMATION
ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OXFORD INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)
(in thousands, except per share amounts)

	First Quarter	Three Months Ended
	Fiscal 2008	May 4, 2007

Net sales	$272,942	$292,397
Cost of goods sold	156,633	171,871

Gross profit	116,309	120,526
Selling, general and administrative expenses	99,634	93,538
Amortization of intangible assets	788	1,695

	100,422	95,233
Royalties and other operating income	4,188	5,648

Operating income	20,075	30,941
Interest expense, net	6,332	5,398

Earnings before income taxes	13,743	25,543
Income taxes	4,226	8,450

Net earnings	$9,517	$17,093

Net earnings per common share:
Basic	$0.60	$0.96
Diluted	$0.59	$0.95

Weighted average common shares outstanding:
Basic	15,981	17,739
Dilutive impact of options and restricted shares	104	181

Diluted	16,085	17,920

Dividends declared per common share	$0.18	$0.18
See accompanying notes.

OXFORD INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except par amounts)

	May 3,	February 2,	May 4,
	2008	2008	2007

ASSETS
Current Assets:
Cash and cash equivalents	$6,095	$14,912	$47,880
Receivables, net	123,121	105,561	121,396
Inventories	122,688	158,925	148,047
Prepaid expenses	18,002	18,701	20,732

Total current assets	269,906	298,099	338,055
Property, plant and equipment, net	96,255	92,502	86,042
Goodwill, net	257,926	257,921	202,314
Intangible assets, net	230,149	230,933	235,122
Other non-current assets, net	30,492	30,817	29,850

Total Assets	$884,728	$910,272	$891,383

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Trade accounts payable and other accrued expenses	$94,312	$101,123	$93,965
Accrued compensation	14,501	14,485	25,847
Income taxes payable	4,081	20	6,430
Dividends payable	2,954	2,889	3,211
Short-term debt and current maturities of long-term debt	14,614	37,900	406

Total current liabilities	130,462	156,417	129,859
Long-term debt, less current maturities	224,459	234,414	199,281
Other non-current liabilities	54,213	50,909	40,073
Non-current deferred income taxes	60,570	60,984	79,851
Commitments and contingencies
Shareholders’ Equity:
Preferred stock, $1.00 par value; 30,000 authorized and none issued and outstanding at May 3, 2008; February 2, 2008; and May 4, 2007	—	—	—
Common stock, $1.00 par value; 60,000 authorized and 16,410 issued and outstanding at May 3, 2008; 16,049 issued and outstanding at February 2, 2008; and 17,843 issued and outstanding at May 4, 2007	16,410	16,049	17,843
Additional paid-in capital	85,760	85,224	81,570
Retained earnings	299,773	293,212	332,268
Accumulated other comprehensive income	13,081	13,063	10,638

Total shareholders’ equity	415,024	407,548	442,319

Total Liabilities and Shareholders’ Equity	$884,728	$910,272	$891,383

See accompanying notes.

OXFORD INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	First Quarter	Three Months Ended
	Fiscal 2008	May 4, 2007

Cash Flows From Operating Activities:
Net earnings	$9,517	$17,093
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation	4,786	4,652
Amortization of intangible assets	788	1,695
Amortization of deferred financing costs and bond discount	654	617
Stock compensation expense	639	187
Loss (gain) on sale of property, plant and equipment	184	(1,910)
Equity loss (income) from unconsolidated entities	(324)	157
Deferred income taxes	(597)	(1,660)
Changes in working capital:
Receivables	(17,366)	(15,189)
Inventories	36,257	18,307
Prepaid expenses	879	2,073
Current liabilities	(2,515)	(2,888)
Other non-current assets	41	(475)
Other non-current liabilities	3,303	3,777

Net cash provided by (used in) operating activities	36,246	26,436
Cash Flows From Investing Activities:
Investment in unconsolidated entity	(222)	(194)
Purchases of property, plant and equipment	(8,722)	(9,694)
Proceeds from sale of property, plant and equipment	—	2,459

Net cash provided by (used in) investing activities	(8,944)	(7,429)
Cash Flows From Financing Activities:
Repayment of financing arrangements	(76,228)	(31,617)
Proceeds from financing arrangements	42,941	31,613
Proceeds from issuance of common stock including tax benefits	257	1,735
Dividends on common stock	(2,889)	(3,205)

Net cash provided by (used in) financing activities	(35,919)	(1,474)

Net change in cash and cash equivalents	(8,617)	17,533
Effect of foreign currency translation on cash and cash equivalents	(200)	(115)
Cash and cash equivalents at the beginning of period	14,912	30,462

Cash and cash equivalents at the end of period	$6,095	$47,880

See accompanying notes.

OXFORD INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FIRST QUARTER OF FISCAL 2008
1.	Basis of Presentation: The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States. We believe the accompanying unaudited condensed consolidated financial statements reflect all normal, recurring adjustments that are necessary for a fair presentation of our financial position and results of operations for the periods presented. Results of operations for the interim periods presented are not necessarily indicative of results to be expected for our fiscal year primarily due to the impact of seasonality on our business. The accounting policies applied during the interim periods presented are consistent with the significant accounting policies as described in our Form 10-KT for the eight-month transition period ended February 2, 2008. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included in our Form 10-KT for the eight-month transition period ended February 2, 2008.

Recently Adopted Standards
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). We are required to adopt SFAS 157 for financial assets and liabilities. In February 2008, the FASB released FASB Staff Position 157-2 “Effective Date of FASB Statement No. 157”, which delayed the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS 157 provides enhanced guidance for using fair value measurements for assets and liabilities which are required or permitted to be recorded at fair value under another standard and does not extend the use of fair value beyond what is currently required or permitted by other standards. SFAS 157 also requires additional disclosures about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. The adoption of SFAS 157 for our financial assets and liabilities did not have a material impact on our consolidated financial statements. We are still in the process of evaluating the impact that SFAS 157 will have on our non-financial assets and non-financial liabilities upon adoption in fiscal 2009.
     SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. SFAS 157 establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires that we maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:
•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

•	Level 2 — Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

•	Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities, which includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

     We have determined that approximately $10 million of forward foreign currency exchange contracts are the only financial assets and liabilities measured at fair value on a recurring basis (at least annually) within the scope of SFAS 157 that are included in our consolidated financial statements as of May 3, 2008. The fair value of the forward foreign exchange contracts, which is included in prepaid expenses in our consolidated financial statements, is based on dealer quotes of market forward rates and reflects the amount that we would receive or pay at the short-term maturity dates for contracts involving the same currencies and maturity dates. Based on these circumstances, we believe that these forward foreign currency exchange contracts are most appropriately included within level 2 of the fair value hierarchy. Refer to Note 1 included in our Form 10-KT for the eight-month transition period ended February 2, 2008 for additional information about our forward foreign exchange contracts.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS 159”). We adopted SFAS 159 in the first quarter of fiscal 2008. SFAS 159 permits entities to choose to measure eligible items in the balance sheet at fair value at specified election dates with the unrealized gains and losses recognized in earnings. We did not elect to change the measurement of any items in our balance sheet to fair value; therefore the adoption of SFAS 159 did not have an impact on our financial statements.
2.	Inventories: The components of inventories as of the dates specified are summarized as follows (in thousands):

	May 3,	February 2,	May 4,
	2008	2008	2007

Finished goods	$139,671	$171,685	$154,772
Work in process	8,322	10,142	10,009
Fabric, trim and supplies	14,509	16,912	22,699
LIFO reserve	(39,814)	(39,814)	(39,433)

Total	$122,688	$158,925	$148,047

3.	Comprehensive Income: Comprehensive income, which reflects the effects of foreign currency translation adjustments, is calculated as follows for the periods presented (in thousands):

	First Quarter	Three Months Ended
	Fiscal 2008	May 4, 2007

Net earnings	$9,517	$17,093
Gain on foreign currency translation, net of tax	18	1,214

Comprehensive income	$9,535	$18,307

4.	Operating Group Information: Our business is operated through our four operating groups: Tommy Bahama, Ben Sherman, Lanier Clothes and Oxford Apparel. We identify our operating groups based on the way our management organizes the components of our business for purposes of allocating resources and assessing performance. The leader of each operating group reports directly to the Chief Executive Officer. Corporate and Other is a reconciling category for reporting purposes and includes our corporate offices, substantially all financing activities, LIFO inventory accounting adjustments and other costs that are not allocated to the operating groups. Corporate and Other includes a LIFO reserve of $39.8 million, $39.8 million and $39.4 million as of May 3, 2008, February 2, 2008 and May 4, 2007, respectively. For further information on our operating groups, see Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report and Part I, Item 1. Business in our Form 10-KT for the eight-month transition period ended February 2, 2008.

The table below presents certain information about our operating groups (in thousands).

	First Quarter	Three Months Ended
	Fiscal 2008	May 4, 2007

Net Sales
Tommy Bahama	$129,258	$131,765
Ben Sherman	36,587	39,257
Lanier Clothes	38,687	42,660
Oxford Apparel	68,684	78,406
Corporate and Other	(274)	309

Total	$272,942	$292,397

Depreciation
Tommy Bahama	$3,724	$3,415
Ben Sherman	592	598
Lanier Clothes	189	217
Oxford Apparel	227	294
Corporate and Other	54	128

Total	$4,786	$4,652

Amortization of Intangible Assets
Tommy Bahama	$355	$744
Ben Sherman	361	879
Lanier Clothes	30	30
Oxford Apparel	42	42

Total	$788	$1,695

Operating Income
Tommy Bahama	$19,483	$26,495
Ben Sherman	255	1,682
Lanier Clothes	(21)	1,437
Oxford Apparel	5,325	7,262
Corporate and Other	(4,967)	(5,935)

Total Operating Income	$20,075	$30,941
Interest Expense, net	6,332	5,398

Earnings Before Income Taxes	$13,743	$25,543

	May 3,	February 2,	May 4,
	2008	2008	2007

Assets
Tommy Bahama	$525,343	$519,291	$447,438
Ben Sherman	202,511	208,829	222,108
Lanier Clothes	80,016	83,208	98,582
Oxford Apparel	92,363	102,253	93,499
Corporate and Other	(15,505)	(3,309)	29,756

Total	$884,728	$910,272	$891,383

5.	Accelerated Share Repurchase Program: On November 8, 2007, we entered into a capped accelerated share repurchase agreement with Bank of America, N.A., an unrelated third party, under which we repurchased $60 million of our common stock. On November 8, 2007, we made a payment of $60 million to Bank of America that was funded by borrowings under our U.S. Revolver. Bank of America made an initial delivery to us of approximately 1.9 million shares during November 2007 and a final delivery on May 22, 2008 of approximately 0.6 million shares upon completion of the program. We acquired the 2.5 million shares at a price of approximately $24 per share.
6.	Consolidating Financial Data of Subsidiary Guarantors: Our Senior Unsecured Notes are guaranteed by our wholly owned domestic subsidiaries (“Subsidiary Guarantors”). All guarantees are full and unconditional. For consolidated financial reporting purposes, non-guarantors consist of our subsidiaries which are organized outside of the United States. We use the equity method with respect to investment in subsidiaries included in other non-current assets in our condensed consolidating financial statements. Set forth below are our unaudited condensed consolidating balance sheets as of May 3, 2008, February 2, 2008, and May 4, 2007, our unaudited condensed consolidating statements of earnings for the first quarter of fiscal 2008 and the three months ended May 4, 2007 and our unaudited condensed consolidating statements of cash flows for the first quarter of fiscal 2008 and the three months ended May 4, 2007 (in thousands).
OXFORD INDUSTRIES, INC.
UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEETS
May 3, 2008

	Oxford
	Industries	Subsidiary	Subsidiary	Consolidating	Consolidated
	(Parent)	Guarantors	Non-Guarantors	Adjustments	Total

ASSETS
Cash and cash equivalents	$759	$1,229	$4,108	$(1)	$6,095
Receivables, net	55,847	51,387	24,800	(8,913)	123,121
Inventories	46,103	64,861	13,054	(1,330)	122,688
Prepaid expenses	5,702	7,578	4,722	—	18,002

Total current assets	108,411	125,055	46,684	(10,244)	269,906
Property, plant and equipment, net	8,569	80,991	6,695	—	96,255
Goodwill, net	1,847	168,932	87,147	—	257,926
Intangible assets, net	1,195	134,461	94,493	—	230,149
Other non-current assets, net	831,972	150,244	70,663	(1,022,387)	30,492

Total Assets	$951,994	$659,683	$305,682	$(1,032,631)	$884,728

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities	$55,737	$58,621	$24,643	$(8,539)	$130,462
Long-term debt, less current portion	224,459	—	—	—	224,459
Non-current liabilities	261,129	(208,542)	111,061	(109,435)	54,213
Non-current deferred income taxes	(4,355)	38,378	26,259	288	60,570
Total shareholders’/invested equity	415,024	771,226	143,719	(914,945)	415,024

Total Liabilities and Shareholders’ Equity	$951,994	$659,683	$305,682	$(1,032,631)	$884,728

OXFORD INDUSTRIES, INC.
UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEETS
February 2, 2008

	Oxford
	Industries	Subsidiary	Subsidiary	Consolidating	Consolidated
	(Parent)	Guarantors	Non-Guarantors	Adjustments	Total

ASSETS
Cash and cash equivalents	$2,100	$1,050	$11,762	$—	$14,912
Receivables, net	52,599	38,244	20,763	(6,045)	105,561
Inventories	64,896	76,462	18,826	(1,259)	158,925
Prepaid expenses	6,595	8,475	3,631	—	18,701

Total current assets	126,190	124,231	54,982	(7,304)	298,099
Property, plant and equipment, net	7,933	77,652	6,917	—	92,502
Goodwill, net	1,847	168,932	87,142	—	257,921
Intangible assets, net	1,235	134,846	94,852	—	230,933
Other non-current assets, net	825,252	150,142	70,673	(1,015,250)	30,817

Total Assets	$962,457	$655,803	$314,566	$(1,022,554)	$910,272

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities	$78,518	$54,268	$29,066	$(5,435)	$156,417
Long-term debt, less current portion	234,414	—	—	—	234,414
Non-current liabilities	246,261	(197,557)	111,564	(109,359)	50,909
Non-current deferred income taxes	(4,284)	38,910	26,358	—	60,984
Total shareholders’/invested equity	407,548	760,182	147,578	(907,760)	407,548

Total Liabilities and Shareholders’ Equity	$962,457	$655,803	$314,566	$(1,022,554)	$910,272

May 4, 2007

	Oxford
	Industries	Subsidiary	Subsidiary	Consolidating	Consolidated
	(Parent)	Guarantors	Non-Guarantors	Adjustments	Total

ASSETS
Current Assets:
Cash and cash equivalents	$32,780	$1,127	$13,972	$1	$47,880
Receivables, net	48,541	50,342	27,421	(4,908)	121,396
Inventories	70,270	62,714	15,664	(601)	148,047
Prepaid expenses	8,869	6,695	5,168	—	20,732

Total current assets	160,460	120,878	62,225	(5,508)	338,055
Property, plant and equipment, net	9,426	67,651	8,965	—	86,042
Goodwill, net	1,846	148,556	51,912	—	202,314
Intangible assets, net	1,362	136,628	97,132	—	235,122
Other non-current assets, net	731,316	150,244	1,340	(853,050)	29,850

Total Assets	$904,410	$623,957	$221,574	$(858,558)	$891,383

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities	$45,818	$60,833	$27,460	$(4,252)	$129,859
Long-term debt, less current portion	199,281	—	—	—	199,281
Non-current liabilities	218,839	(182,164)	112,571	(109,173)	40,073
Non-current deferred income taxes	(1,847)	46,666	35,032	—	79,851
Total shareholders’/invested equity	442,319	698,622	46,511	(745,133)	442,319

Total Liabilities and Shareholders’ Equity	$904,410	$623,957	$221,574	$(858,558)	$891,383

OXFORD INDUSTRIES, INC.
UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS
First Quarter Fiscal 2008

	Oxford
	Industries	Subsidiary	Subsidiary	Consolidating	Consolidated
	(Parent)	Guarantors	Non-Guarantors	Adjustments	Total

Net sales	$105,376	$138,777	$40,406	$(11,617)	$272,942
Cost of goods sold	83,262	61,930	16,550	(5,109)	156,633

Gross profit	22,114	76,847	23,856	(6,508)	116,309
Selling, general and administrative	19,999	66,740	20,585	(6,902)	100,422
Royalties and other income	29	2,911	1,710	(462)	4,188

Operating income	2,144	13,018	4,981	(68)	20,075
Interest (income) expense, net	7,016	(3,009)	2,325	—	6,332
Income from equity investment	13,126	—	—	(13,126)	—

Earnings before income taxes	8,254	16,027	2,656	(13,194)	13,743
Income taxes (benefit)	(1,306)	4,983	573	(24)	4,226

Net earnings	$9,560	$11,044	$2,083	$(13,170)	$9,517

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS First Quarter Fiscal 2008

	Oxford
	Industries	Subsidiary	Subsidiary	Consolidating	Consolidated
	(Parent)	Guarantors	Non-Guarantors	Adjustments	Total

Cash Flows From Operating Activities:
Net cash (used in) provided by operating activities	$15,096	$21,851	$(984)	$283	$36,246
Cash Flows from Investing Activities:
Investment in unconsolidated entity	—	(222)	—	—	(222)
Purchases of property, plant and equipment	(1,043)	(7,446)	(233)	—	(8,722)

Net cash (used in) provided by investing activities	(1,043)	(7,668)	(233)	—	(8,944)
Cash Flows from Financing Activities:
Change in debt	(33,399)	(1)	113	—	(33,287)
Proceeds from issuance of common stock	257	—	—	—	257
Change in inter-company payable	14,679	(14,003)	(392)	(284)	—
Dividends on common stock	3,069	—	(5,958)	—	(2,889)

Net cash (used in) provided by financing activities	(15,394)	(14,004)	(6,237)	(284)	(35,919)

Net change in Cash and Cash Equivalents	(1,341)	179	(7,454)	(1)	(8,617)
Effect of foreign currency translation	—	—	(200)	—	(200)
Cash and Cash Equivalents at the Beginning of Period	2,100	1,050	11,762	—	14,912

Cash and Cash Equivalents at the End of Period	$759	$1,229	$4,108	$(1)	$6,095

OXFORD INDUSTRIES, INC.
UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS
Three Months Ended May 4, 2007

	Oxford
	Industries	Subsidiary	Subsidiary	Consolidating	Consolidated
	(Parent)	Guarantors	Non-Guarantors	Adjustments	Total

Net sales	$117,548	$145,138	$38,809	$(9,098)	$292,397
Cost of goods sold	91,084	64,978	17,634	(1,825)	171,871

Gross profit	26,464	80,160	21,175	(7,273)	120,526
Selling, general and administrative	23,485	60,006	19,470	(7,728)	95,233
Royalties and other income	2,108	2,694	1,271	(425)	5,648

Operating income	5,087	22,848	2,976	30	30,941
Interest (income) expense, net	6,347	(3,145)	2,173	23	5,398
Income from equity investment	17,868	—	—	(17,868)	—

Earnings before income taxes	16,608	25,993	803	(17,861)	25,543
Income taxes (benefit)	(482)	8,392	536	4	8,450

Net earnings	$17,090	$17,601	$267	$(17,865)	$17,093

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS Three Months Ended May 4, 2007

	Oxford
	Industries	Subsidiary	Subsidiary	Consolidating	Consolidated
	(Parent)	Guarantors	Non-Guarantors	Adjustments	Total

Cash Flows From Operating Activities:
Net cash (used in) provided by operating activities	$1,824	$26,616	$(1,764)	$(240)	$26,436
Cash Flows from Investing Activities:
Investment in unconsolidated entity	—	(194)	—	—	(194)
Purchases of property, plant and equipment	(303)	(9,132)	(259)	—	(9,694)
Proceeds from sale of property, plant and equipment	2,459	—	—	—	2,459

Net cash (used in) provided by investing activities	2,156	(9,326)	(259)	—	(7,429)
Cash Flows from Financing Activities:
Change in debt	—	(4)	—	—	(4)
Proceeds from issuance of common stock	1,735	—	—	—	1,735
Change in inter-company payable	5,588	(16,857)	8,939	2,330	—
Dividends on common stock	(3,205)	—	—	—	(3,205)

Net cash (used in) provided by financing activities	4,118	(16,861)	8,939	2,330	(1,474)

Net change in Cash and Cash Equivalents	8,098	429	6,916	2,090	17,533
Effect of foreign currency translation	—	—	(115)	—	(115)
Cash and Cash Equivalents at the Beginning of Period	24,682	698	7,171	(2,089)	30,462

Cash and Cash Equivalents at the End of Period	$32,780	$1,127	$13,972	$1	$47,880

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and the notes to the unaudited condensed consolidated financial statements contained in this report and the consolidated financial statements, notes to consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Form 10-KT for the eight-month transition period ended February 2, 2008.
OVERVIEW
     We generate revenues and cash flow through the design, production, sale and distribution of branded and private label consumer apparel and footwear for men, women and children and the licensing of company-owned trademarks. Our principal markets and customers are located in the United States and, to a lesser extent, the United Kingdom. We source substantially all of our products through third-party producers located outside the United States and United Kingdom. We primarily distribute our products through our wholesale customers, which include chain stores, department stores, specialty stores, specialty catalog retailers, mass merchants and Internet retailers. We also sell products of certain owned brands through our owned and licensed retail stores and e-commerce websites.
     The first quarter of fiscal 2008 was a challenging time for the retail and apparel industry as a result of the weak economic conditions which began in the second half of the 2007 calendar year and continued through the current fiscal quarter. These conditions impacted each of our operating groups, and we expect that these challenging economic conditions will continue in the near-term. Therefore, we have planned inventory purchases conservatively, which will limit our sales growth opportunities for the remainder of fiscal 2008. This strategy, however, will also mitigate inventory markdown risk and promotional pressures. At the same time, we continue to invest in our Tommy Bahama® and Ben Sherman® brands through store openings and new marketing initiatives and focus our Lanier Clothes and Oxford Apparel businesses on key product categories and lines of business.
     Diluted net earnings per common share was $0.59 in the first quarter of fiscal 2008 and $0.95 in the three months ended May 4, 2007. The most significant factors impacting our results during these periods are discussed below:
•	Tommy Bahama reported a $7.0 million, or 26.5%, decrease in operating income during the first quarter of fiscal 2008, compared to the same period in the prior year. The decrease in operating income from the prior year was primarily due to higher selling, general and administrative expenses resulting from operating costs associated with additional retail stores, higher marketing expenses related to our Spring 2008 marketing campaign and pre-opening costs associated primarily with two new Tommy Bahama café emporiums. These additional costs were not supported by an increase in net sales due to the difficult retail environment at our own retail stores and our customers’ stores, particularly in Florida, California, Nevada and Arizona.

•	Ben Sherman reported a $1.4 million, or 84.8%, decrease in operating income during the first quarter of fiscal 2008, compared to the same period in the prior year. The decrease was primarily due to lower sales in our United Kingdom wholesale business as we continue to reposition the brand in the United Kingdom and in our United States wholesale business due to our exit from the Evisu apparel business in the United States, which resulted in expense de-leveraging. These factors were partially offset by increased sales at our retail stores and in markets outside of the United Kingdom and United States.

•	Lanier Clothes reported a $1.5 million, or 101.5%, decrease in operating income during the first quarter of fiscal 2008, compared to the same period in the prior year. The decrease in operating income in the first quarter of fiscal 2008 was primarily due to lower net sales and gross margins caused by weak demand in the branded tailored clothing market, particularly in the department store channel of distribution.

•	Oxford Apparel reported a $1.9 million, or 26.7%, decrease in operating income during the first quarter of fiscal 2008, compared to the same period in the prior year. The decreased operating income in the first quarter of fiscal 2008 was primarily attributable to the $2.0 million gain recognized in April 2007 as a result of the sale of our Monroe, Georgia facility. The 12.4% decrease in net sales for the group was offset by higher gross margins and lower selling, general and administrative expenses in the current quarter as we continued to focus on key product categories and lines of business.

•	Corporate and Other reported a $1.0 million, or 16.3%, decrease in operating expenses in the first quarter of fiscal 2008, compared to the same period in the prior year. This decrease was primarily due to the impact of certain severance costs recognized in the prior year.
     On May 22, 2008, at the conclusion of our accelerated share repurchase program which we entered into in November 2007, we received an additional 0.6 million shares of our common stock, bringing the total number of shares received pursuant to the program to 2.5 million. We have no additional obligations and will not receive any additional shares in the future pursuant to this accelerated share repurchase program. For further information regarding our $60 million accelerated share repurchase program, see Note 5 to our unaudited condensed consolidated financial statements included in this report.
RESULTS OF OPERATIONS
     The following table sets forth the line items in our consolidated statements of earnings (in thousands) and the percentage change during the first quarter of fiscal 2008 as compared to the same period in the prior year. Individual line items of our consolidated statements of earnings may not be directly comparable to those of our competitors, as statement of earnings classification of certain expenses may vary by company.

	First Quarter	Three Months Ended	Percent
	Fiscal 2008	May 4, 2007	Change

Net sales	$272,942	$292,397	(6.7%)
Cost of goods sold	156,633	171,871	(8.9%)

Gross profit	116,309	120,526	(3.5%)
Selling, general and administrative expenses	99,634	93,538	6.5%
Amortization of intangible assets	788	1,695	(53.5%)
Royalties and other operating income	4,188	5,648	(25.8%)

Operating income	20,075	30,941	(35.1%)
Interest expense, net	6,332	5,398	17.3%

Earnings before income taxes	13,743	25,543	(46.2%)
Income taxes	4,226	8,450	(50.0%)

Net earnings	$9,517	$17,093	(44.3%)

     The following table sets forth the line items in our consolidated statements of earnings as a percentage of net sales. We have calculated all percentages based on actual data, but columns may not add due to rounding.

	Percent of Net Sales
	First Quarter	Three Months Ended
	Fiscal 2008	May 4, 2007

Net sales	100.0%	100.0%
Cost of goods sold	57.4%	58.8%

Gross profit	42.6%	41.2%
Selling, general and administrative expenses	36.5%	32.0%
Amortization of intangible assets, net	0.3%	0.6%
Royalties and other operating income	1.5%	1.9%

Operating income	7.4%	10.6%
Interest expense, net	2.3%	1.8%

Earnings before income taxes	5.0%	8.7%
Income taxes	1.5%	2.9%

Net earnings	3.5%	5.8%

OPERATING GROUP INFORMATION
     Our business is operated through our four operating groups: Tommy Bahama, Ben Sherman, Lanier Clothes and Oxford Apparel. We identify our operating groups based on the way our management organizes the components of our business for purposes of allocating resources and assessing performance. The leader of each operating group reports directly to our Chief Executive Officer.
     Tommy Bahama designs, sources and markets collections of men’s and women’s sportswear and related products. Tommy Bahama products can be found in our own retail stores and on our e-commerce website as well as in certain department stores and independent specialty stores throughout the United States. The target consumers of Tommy Bahama are affluent 35 and older men and women who embrace a relaxed and casual approach to daily living. We also license the Tommy Bahama name for a wide variety of product categories.
     Ben Sherman is a London-based designer, marketer and distributor of branded sportswear and footwear. We also license the Ben Sherman name to third parties for various product categories. Ben Sherman was established in 1963 as an edgy, young men’s, “Mod”-inspired shirt brand and has evolved into a British lifestyle brand of apparel and footwear targeted at youthful-thinking men and women ages 19 to 35 throughout the world. We offer a full Ben Sherman sportswear collection, as well as tailored clothing, footwear and accessories. Our Ben Sherman products can be found in certain department stores and a variety of independent specialty stores, as well as in our owned and licensed Ben Sherman retail stores and on our e-commerce websites.
     Lanier Clothes designs and markets branded and private label men’s suits, sportcoats, suit separates and dress slacks across a wide range of price points. Our Lanier Clothes branded products include Nautica®, Kenneth Cole®, Dockers®, O OscarTM and Geoffrey Beene®, which are trademarks licensed to us by third parties, and Arnold Brant® and Billy London®, which are brands owned by us. In addition to our branded businesses, we design and source certain private label tailored clothing products. Significant private label brands include Stafford®, Alfani®, Tasso Elba® and Lands’ End®. Our Lanier Clothes products are sold to national chains, department stores, mass merchants, specialty stores, specialty catalog retailers and discount retailers throughout the United States.
     Oxford Apparel produces branded and private label dress shirts, suited separates, sport shirts, casual slacks, outerwear, sweaters, jeans, swimwear, westernwear and golf apparel. We design and source certain private label programs for several customers, including programs for Men’s Wearhouse, Lands’ End, Target, Macy’s Inc. and Sears. Owned brands of Oxford Apparel include Oxford Golf®, Solitude®, Kona Wind®, Ely®, Cattleman® and Cumberland Outfitters®. Oxford Apparel also owns a two-thirds interest in the entity that owns the Hathaway® trademark in the United States and several other countries. Additionally, Oxford Apparel licenses from third parties the right to use the Tommy Hilfiger®, Dockers and United States Polo Association® trademarks for certain apparel products. Our Oxford Apparel products are sold to a variety of department stores, mass merchants, specialty catalog retailers, discount retailers, specialty retailers, “green grass” golf merchants and Internet retailers throughout the United States.
     Corporate and Other is a reconciling category for reporting purposes and includes our corporate offices, substantially all financing activities, LIFO inventory accounting adjustments and other costs that are not allocated to the operating groups. LIFO inventory calculations are made on a legal entity basis which does not correspond to our operating group definitions, as portions of Lanier Clothes and Oxford Apparel are on the LIFO basis of accounting. Therefore, LIFO inventory accounting adjustments are not allocated to operating groups.

     The tables below present certain information about our operating groups (dollars in thousands).

	First Quarter	Three Months Ended	Percent
	Fiscal 2008	May 4, 2007	Change

Net Sales
Tommy Bahama	$129,258	$131,765	(1.9%)
Ben Sherman	36,587	39,257	(6.8%)
Lanier Clothes	38,687	42,660	(9.3%)
Oxford Apparel	68,684	78,406	(12.4%)
Corporate and Other	(274)	309	(188.7%)

Total Net Sales	$272,942	$292,397	(6.7%)

	First Quarter	Three Months Ended	Percent
	Fiscal 2008	May 4, 2007	Change

Operating Income
Tommy Bahama	$19,483	$26,495	(26.5%)
Ben Sherman	255	1,682	(84.8%)
Lanier Clothes	(21)	1,437	(101.5%)
Oxford Apparel	5,325	7,262	(26.7)%
Corporate and Other	(4,967)	(5,935)	(16.3%)

Total Operating Income	$20,075	$30,941	(35.1%)

     For further information regarding our operating groups, see Note 4 to our unaudited condensed consolidated financial statements included in this report and Part I, Item 1. Business in our Form 10-KT for the eight-month transition period ended February 2, 2008.
FIRST QUARTER OF FISCAL 2008 COMPARED TO THREE MONTHS ENDED MAY 4, 2007
     The discussion below compares our operating results for the first quarter of fiscal 2008 to the three months ended May 4, 2007. Each percentage change provided below reflects the change between these periods unless indicated otherwise.
     Net sales decreased $19.5 million, or 6.7%, in the first quarter of fiscal 2008 compared to the three months ended May 4, 2007 as a result of the changes discussed below.
     Tommy Bahama reported a decrease in net sales of $2.5 million, or 1.9%. The decrease was primarily due to a reduction in net sales at wholesale and our existing owned retail stores resulting from the difficult retail environment. This decrease in wholesale sales and existing store sales was offset by increased retail sales due to the number of retail stores increasing from 67 at May 4, 2007 to 77 at May 3, 2008 and e-commerce sales, which commenced in October 2007. Unit sales decreased 7.9% due to the difficult retail environment at our own retail stores and our wholesale customers’ stores, particularly in Florida, California, Nevada and Arizona, during the first quarter of fiscal 2008. The average selling price per unit increased by 6.1%, as sales at our retail stores and e-commerce sales represented a greater proportion of total Tommy Bahama sales. We expect the difficult retail environment to continue through the end of fiscal 2008.

     Ben Sherman reported a decrease in net sales of $2.7 million, or 6.8%. The decrease in net sales was primarily due to lower sales in our United Kingdom wholesale business as we continue to reposition the brand and in our United States wholesale business due to our exit from the Evisu apparel business in the United States. These declines were partially offset by increased sales at our retail stores and increased sales in markets outside of the United Kingdom and United States. During the first quarter of fiscal 2008, unit sales declined by 2.1% due primarily to the decline in the United Kingdom wholesale business. The average selling price per unit decreased by 4.8%, resulting primarily from a decline in the average selling price per unit in the United States wholesale business due to the liquidation of remaining Evisu apparel, partially offset by a larger percentage of total Ben Sherman sales being sales at our retail stores. For the remainder of fiscal 2008, we anticipate that sales in our Ben Sherman wholesale business in the United Kingdom will decline compared to the same period in the prior year as we continue to reposition the brand, but this decline will be partially offset by sales increases in our retail operations and our operations outside of the United Kingdom and United States.
     Lanier Clothes reported a decrease in net sales of $4.0 million, or 9.3%. The decrease was primarily due to weak demand in the branded tailored clothing market, particularly in the department store channel of distribution. This weak demand resulted in a decrease in the average selling price per unit of 8.7% and a decrease in unit sales of 0.7% during the first quarter of fiscal 2008. We expect that this sluggish market will continue through the end of fiscal 2008.
     Oxford Apparel reported a decrease in net sales of $9.7 million, or 12.4%. The decrease in net sales was anticipated in connection with the strategy we implemented in the latter part of fiscal 2007 to focus on key product categories and exit underperforming lines of business. Unit sales decreased by 11.6% as a result of the exit of certain lines of business, and the average selling price per unit decreased by 0.9% due to a change in product mix as we exited certain lines of business. We anticipate that sales in the remainder of fiscal 2008 will be lower than the prior year as we continue to focus on key product categories and exiting certain lines of business.
     Gross profit decreased 3.5% in the first quarter of fiscal 2008. The decrease was due to lower sales, as described above, partially offset by higher gross margins. Gross margins increased to 42.6% of net sales during the first quarter of fiscal 2008 from 41.2% in the prior period. The increase was primarily due to the increased proportion of Tommy Bahama and Ben Sherman sales, which generally have higher gross margins than our Lanier Clothes and Oxford Apparel businesses. Gross margins for Tommy Bahama, Ben Sherman and Oxford Apparel improved compared to the prior year.
     Our gross profit may not be directly comparable to those of our competitors, as income statement classifications of certain expenses may vary by company.
     Selling, general and administrative expenses, or SG&A, increased 6.5% in the first quarter of fiscal 2008. SG&A was 36.5% of net sales in the first quarter of fiscal 2008 compared to 32.0% in the three months ended May 4, 2007. The increase in SG&A was primarily due to the expenses associated with operating additional Tommy Bahama and Ben Sherman retail stores, approximately $2.2 million of additional marketing costs in Tommy Bahama for our Spring 2008 advertising campaign and approximately $1.0 million of additional pre-opening costs primarily related to two new Tommy Bahama café emporiums. These increases in SG&A were partially offset by a decrease in SG&A in Oxford Apparel. The increase in SG&A as a percentage of net sales was due to the increase in total SG&A and the reduction in net sales, as discussed above.
     Amortization of intangible assets decreased 53.5% in the first quarter of fiscal 2008. Intangible assets generally have a greater amount of amortization in the earlier periods following the acquisition than in later periods.
     Royalties and other operating income decreased 25.8% in the first quarter of fiscal 2008. The decrease was primarily due to the prior year including a $2.0 million gain related to the sale of our Monroe, Georgia facility by the Oxford Apparel Group. This decrease was partially offset by an increase in royalty income for our brands during the first quarter of fiscal 2008.

     Operating income decreased 35.1% in the first quarter of fiscal 2008 due to the changes discussed below.
     Tommy Bahama reported a $7.0 million, or 26.5%, decrease in operating income in the first quarter of fiscal 2008. The decrease was primarily due to higher SG&A expenses due to operating costs of additional retail stores, approximately $2.2 million of additional marketing costs associated with our Spring 2008 advertising campaign and approximately $1.0 million of additional pre-opening costs primarily associated with two new Tommy Bahama café emporiums. These increased SG&A expenses were not supported by an increase in net sales due to the difficult retail environment at our own retail stores and our customers’ stores, particularly in Florida, California, Nevada and Arizona.
     Ben Sherman reported a $1.4 million, or 84.8%, decrease in operating income in the first quarter of fiscal 2008. The decrease was primarily due to lower sales in our United Kingdom and United States wholesale businesses, as discussed above, which resulted in expense de-leveraging. These lower sales in the United Kingdom and the United States wholesale businesses were partially offset by increased sales at our own retail stores and increased sales in markets outside of the United Kingdom and United States.
     Lanier Clothes reported a $1.5 million, or 101.5%, decrease in operating income in the first quarter of fiscal 2008. The decrease was primarily due to lower net sales and lower gross margins caused by weak demand in the branded tailored clothing market, particularly in the department store channel of distribution.
     Oxford Apparel reported a $1.9 million, or 26.7%, decrease in operating income in the first quarter of fiscal 2008. The decrease was attributable to the prior year including a $2.0 million gain related to the sale of our Monroe, Georgia facility by the Oxford Apparel Group in April 2007. The 12.4% decrease in net sales for the group discussed above was offset by higher gross margins and lower SG&A in the current quarter as we continued to focus on key product categories and exiting certain lines of business.
     The Corporate and Other operating expenses decreased 16.3% in the first quarter of fiscal 2008. The decrease in the operating expenses was primarily due to certain severance costs incurred during the three months ended May 4, 2007.
     Interest expense, net increased 17.3% in the first quarter of fiscal 2008. The increase in interest expense was primarily due to a higher average debt outstanding during the period partially offset by lower interest rates. The higher average debt outstanding was primarily a result of our $60 million accelerated share repurchase program which was funded in November 2007 and our acquisition of Tommy Bahama’s third-party buying agent on February 1, 2008, each of which was funded through borrowings under our U.S. credit facility.
     Income taxes were at an effective tax rate of 30.8% for the first quarter of fiscal 2008 compared to 33.1% for the three months ended May 4, 2007. The change in our effective tax rate was a result of the May 2007 change in our assertion regarding our initial investment in a foreign subsidiary, the impact of certain contingency items in the first quarter of fiscal 2008 and lower anticipated earnings in the current year which resulted in certain book to tax differences and discrete items having a greater impact on our tax rate. We believe our annual effective tax rate for fiscal 2008, before the impact of any discrete events, is approximately 32%.
     Diluted net earnings per common share decreased to $0.59 in the first quarter of fiscal 2008 from $0.95, due to the changes in the operating results discussed above, partially offset by the reduction in the weighted average shares outstanding during the period as a result of our receipt of approximately 1.9 million shares of our common stock in November 2007 pursuant to our accelerated share repurchase program.
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
     Our primary source of revenue and cash flow is our operating activities in the United States and, to some extent, the United Kingdom. When cash inflows are less than cash outflows, subject to their terms, we also have access to amounts under our U.S. Revolver and U.K. Revolver, each of which are described below. We may seek to finance future capital investment programs through various methods, including, but not limited to, cash flow from operations, borrowings under our current or additional credit facilities and sales of debt or equity securities.

     Our liquidity requirements arise from the funding of our working capital needs, which include inventory, other operating expenses and accounts receivable, funding of capital expenditures, payment of quarterly dividends, repayment of our indebtedness and acquisitions, if any. Many times, our product purchases are acquired through trade letters of credit which are drawn against our lines of credit at the time of shipment of the products and which reduce the amounts available under our lines of credit when issued.
     Cash and cash equivalents on hand was $6.1 million at May 3, 2008 and $47.9 million at May 4, 2007.
Operating Activities
     During the first quarter of fiscal 2008 and the three months ended May 4, 2007, our operations generated $36.2 million and $26.4 million of cash, respectively. The operating cash flows were primarily the result of earnings for the period, adjusted for non-cash activities such as depreciation, amortization and stock compensation expense and changes in our working capital accounts. In the first quarter of fiscal 2008 and the three months ended May 4, 2007, the significant changes in working capital from February 2, 2008 and February 2, 2007, respectively, were a decrease in inventory levels partially offset by an increase in receivables, as discussed below.
     Our working capital ratio, which is calculated by dividing total current assets by total current liabilities, was 2.07:1 and 2.60:1 at May 3, 2008 and May 4, 2007, respectively. The change from May 4, 2007 was primarily due to the significant reductions in cash and inventory levels.
     Receivables were $123.1 million and $121.4 million at May 3, 2008 and May 4, 2007, respectively, representing an increase of 1%. Days’ sales outstanding for our wholesale accounts receivable was 56 days and 51 days at May 3, 2008 and May 4, 2007, respectively, with the increase primarily due to certain customers paying more slowly in the current economic environment.
     Inventories were $122.7 million and $148.0 million at May 3, 2008 and May 4, 2007, respectively, a decrease of 17%. Inventory for the Tommy Bahama operating group increased to support additional retail stores. Inventory levels at Ben Sherman decreased, primarily due to reductions of excess inventory in our Ben Sherman businesses. Inventory for Lanier Clothes decreased significantly in the current year as we have reduced the amount of excess inventories from prior year levels. Inventory levels for Oxford Apparel decreased compared to the prior year, primarily due to inventory reductions in replenishment programs and the exit from certain programs which were partially offset by inventory increases due to new initiatives in our dress shirt business and other key product categories. Our days’ supply of inventory on hand, using a FIFO basis, was 103 days and 107 days as of May 3, 2008 and May 4, 2007, respectively, due to the changes in operating group inventories discussed above.
     Prepaid expenses were $18.0 million and $20.7 million at May 3, 2008 and May 4, 2007, respectively. The decrease in prepaid expenses was primarily due to the timing of payments for certain operating expenses.
     Current liabilities were $130.5 million and $129.9 million at May 3, 2008 and May 4, 2007, respectively. The increase in current liabilities was primarily due to higher levels of debt outstanding under our U.S. Revolver, as discussed below, being classified as current as of May 3, 2008, partially offset by lower accrued compensation amounts payable at May 3, 2008. The change in accrued compensation was due to the change in our year-end which resulted in only three months of bonus being accrued at May 3, 2008 compared to 11 months of bonus being accrued at May 4, 2007 and due to lower earnings in fiscal 2008 than fiscal 2007.
     Other non-current liabilities, which primarily consist of deferred rent and deferred compensation amounts, were $54.2 million and $40.1 million at May 3, 2008 and May 4, 2007, respectively. The increase was primarily due to the recognition of additional deferred rent and deferred compensation during the 12 months subsequent to May 4, 2007 and the reclassification of approximately $5.3 million to other non-current liabilities from income taxes payable and non-current deferred income taxes as a result of the adoption of FIN 48 in June 2007.

     Non-current deferred income taxes were $60.6 million and $79.9 million at May 3, 2008 and May 4, 2007, respectively. The change resulted primarily from the reclassification of approximately $3.7 million from non-current deferred income taxes to other non-current liabilities as a result of the adoption of FIN 48 in June 2007, the May 2007 change in our APB 23 assertion related to a foreign subsidiary, distributions from a foreign subsidiary and a change in the enacted tax rate in the United Kingdom in 2007.
Investing Activities
     During the first quarter of fiscal 2008, investing activities used $8.9 million in cash including $8.7 million of capital expenditures, primarily related to new retail stores. During the three months ended May 4, 2007, investing activities used $7.4 million in cash consisting of $9.7 million of capital expenditures, primarily related to new retail stores, partially offset by $2.5 million of proceeds received from the sale of our Monroe, Georgia facility.
     Non-current assets, including property, plant and equipment, goodwill, intangible assets and other non-current assets, increased from May 4, 2007 to May 3, 2008 primarily as a result of our acquisition of Tommy Bahama’s third-party buying agent on February 1, 2008, recognition in May 2007 of the final earn-out payment related to our 2003 acquisition of Tommy Bahama and capital expenditures for our new retail stores. These increases were partially offset by depreciation related to our property, plant and equipment and amortization of our intangible assets.
Financing Activities
     During the first quarter of fiscal 2008, financing activities used $35.9 million in cash. The cash flow provided by our operating activities in excess of cash flows used in investing activities and dividends paid were used to repay amounts outstanding under our U.S. Revolver. We paid an aggregate of $2.9 million for dividends on our common stock during the first quarter of fiscal 2008.
     During the three months ended May 4, 2007, financing activities used $1.5 million in cash. We received $1.7 million of cash from the exercise of employee stock options during the three months ended May 4, 2007 and paid an aggregate of $3.2 million for dividends on our common stock during the three months ended May 4, 2007.
     As we have for each quarter since we became a public company in July 1960, we expect to pay dividends in future quarters. However, we may discontinue or modify dividend payments at any time if we determine that other uses of our capital, including, but not limited to, payment of outstanding debt, repurchases of outstanding shares or funding of future acquisitions, may be in our best interest; if our expectations of future cash flows and future cash needs outweigh the ability to pay a dividend; or if the terms of our credit facilities or other debt instruments limit our ability to pay dividends. We may borrow to fund dividends in the short-term based on our expectation of operating cash flows in future periods subject to the terms and conditions of our credit facilities and other debt instruments. All cash flow from operations will not necessarily be paid out as dividends in all periods.
     Debt, including short term debt, was $239.1 million and $199.7 million as of May 3, 2008 and May 4, 2007, respectively. The increase was primarily due to borrowings under our U.S. Revolver to fund our $60 million share repurchase program, the payment in August 2007 of the final earn-out related to the Tommy Bahama acquisition and our acquisition of Tommy Bahama’s third-party buying agent on February 1, 2008. These increases in borrowings were partially offset by cash flow from operating activities subsequent to May 4, 2007 used to pay down our U.S. Revolver in part.

Liquidity and Capital Resources
     The table below provides a description of our significant financing arrangements and the amounts outstanding under these financing arrangements (in thousands) as of May 3, 2008:

May 3, 2008

$280 million U.S. Secured Revolving Credit Facility (“U.S. Revolver”), which accrues interest (5.0% at May 3, 2008), unused line fees and letter of credit fees based upon a pricing grid which is tied to certain debt ratios, requires interest payments monthly with principal due at maturity (July 2009) and is collateralized by substantially all of the assets of Oxford Industries, Inc. and its consolidated domestic subsidiaries(1)	$39,500

£12 million Senior Secured Revolving Credit Facility (“U.K. Revolver”), which accrues interest at the bank’s base rate plus 1.0% (6.0% at May 3, 2008), requires interest payments monthly with principal payable on demand or at maturity (July 2008) and is collateralized by substantially all of the United Kingdom assets of Ben Sherman	114

$200 million Senior Unsecured Notes (“Senior Unsecured Notes”), which accrue interest at 8.875% (effective interest rate of 9.0%) and require interest payments semi-annually on June 1 and December 1 of each year, require payment of principal at maturity (June 2011), are subject to certain prepayment penalties and are guaranteed by our consolidated domestic subsidiaries	200,000

Unamortized discount on Senior Unsecured Notes	(541)

Total debt	239,073

Short-term debt and current maturities of long-term debt	(14,614)

Long-term debt, less short-term debt and current maturities of long-term debt	$224,459

(1)	$25.0 million and $14.5 million of the amount outstanding under the U.S. Revolver was classified as long-term debt and short-term debt, respectively. The amount classified as long-term debt represents the minimum amount we anticipate being outstanding under the U.S. Revolver during fiscal 2008.
     Our U.S. Revolver and U.K. Revolver are used to finance trade letters of credit and standby letters of credit, as well as to provide funding for other operating activities and acquisitions. As of May 3, 2008 and May 4, 2007, approximately $34.1 million and $48.3 million, respectively, of trade letters of credit and other limitations on availability were outstanding against our U.S. Revolver and U.K. Revolver. The aggregate net availability under our U.S. Revolver and U.K. Revolver agreements was approximately $230.0 million as of May 3, 2008, subject to the respective limitations on borrowings set forth in our U.S. Revolver, U.K. Revolver and the indenture for our Senior Unsecured Notes.
     Our U.S. Revolver and Senior Unsecured Notes each include certain debt covenant restrictions that require us or our subsidiaries to maintain certain financial ratios that we believe are customary for similar facilities. As of May 3, 2008, we were compliant with all financial covenants related to our debt agreements.
     Our U.S. Revolver also includes limitations on certain restricted payments, including payment of dividends. Pursuant to the U.S. Revolver agreement, subject to other conditions, we may pay dividends if our Total Debt to EBITDA ratio, as defined in the U.S. Revolver agreement, for the four preceding quarters would have been not more than 3.00:1.00 after giving effect to the dividend payment. Our U.S. Revolver further provides that, effective as of August 3, 2008, this limitation will change so that we may make restricted payments, such as dividends, if, subject to other conditions, our Total Debt to EBITDA ratio for the four preceding quarters would be not more than 2.75:1:00 after giving effect to the payment.
     Additionally, our Senior Unsecured Notes include limitations on the payment of dividends. Pursuant to the indenture governing our Senior Unsecured Notes, we may make certain Restricted Payments, as defined in the indenture, to the extent that the sum of the Restricted Payments does not exceed the allowable amount described in the indenture. Restricted Payments include the payment of dividends, the repurchase of our common shares, repayment of certain debt, the payment of amounts pursuant to earn-out agreements and certain investments. The allowable amount includes 50% of GAAP net income, as adjusted, cash proceeds from the issuance of shares of our common stock including stock options and restricted stock awards, and certain other items.

     The Senior Unsecured Notes are subject to redemption at any time, at our option, in whole or in part, on not less than 30 nor more than 60 days’ prior notice. During the period from June 1, 2008 through May 31, 2009, the amount paid at redemption would be equal to 102.219% of the aggregate principal amount of the Senior Unsecured Notes to be redeemed together with accrued and unpaid interest, if any, to the date of redemption. Subsequent to June 1, 2009, the amount paid at redemption would be equal to 100.000% of the aggregate principal amount of the Senior Unsecured Notes to be redeemed together with accrued and unpaid interest, if any, to the date of redemption.
     Our debt-to-total-capitalization ratio was 37%, 40% and 31% at May 3, 2008, February 2, 2008 and May 4, 2007, respectively. The change in this ratio from May 4, 2007 was primarily a result of increased borrowings to fund our $60 million share repurchase program and our acquisition of Tommy Bahama’s third-party buying agent on February 1, 2008. Our debt level and ratio of debt-to-total-capitalization in future years may not be comparable to historical amounts as we continuously assess and periodically make changes to our capital structure and may make additional acquisitions, investments, changes to our debt facilities or repurchases of shares in the future.
     We anticipate that we will be able to satisfy our ongoing cash requirements, which generally consist of working capital needs, capital expenditures (primarily for the opening of additional Tommy Bahama and Ben Sherman retail stores and the implementation of new integrated financial systems) and interest payments on our debt during the remainder of fiscal 2008, primarily from cash flow from operations supplemented by borrowings under our lines of credit, if necessary. Our need for working capital is typically seasonal with the greatest requirements generally existing in the fall and spring of each year. Our capital needs will depend on many factors including our growth rate, the need to finance inventory levels and the success of our various products.
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
     Our contractual obligations as of May 3, 2008 have not changed significantly from the contractual obligations outstanding at February 2, 2008 other than changes in the amounts outstanding under the U.S. Revolver and U.K. Revolver, amounts outstanding pursuant to letters of credit (both as discussed above) and new leases entered into for additional retail stores, none of which occurred outside the ordinary course of business.
     Our anticipated capital expenditures for fiscal 2008 are expected to be approximately $25 million, including $8.7 million incurred during the first quarter of fiscal 2008. These expenditures primarily relate to the continued expansion of our Tommy Bahama and Ben Sherman retail operations.
Off Balance Sheet Arrangements
     We have not entered into agreements which meet the SEC’s definition of an off balance sheet financing arrangement, other than operating leases, and have made no financial commitments to or guarantees with respect to any unconsolidated subsidiaries or special purpose entities.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
     The discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to bad debts, inventories, intangible assets, income taxes, stock compensation expense, contingencies and litigation and certain other accrued expenses. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies and estimates are discussed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-KT for the eight-month transition period ended February 2, 2008. There have not been any significant changes to the application of our critical accounting policies and estimates during the first quarter of fiscal 2008.
SEASONALITY
     Although our various product lines are sold on a year-round basis, the demand for specific products or styles may be seasonal. For example, the demand for Tommy Bahama and golf products is higher in the spring and summer seasons. Generally, our products are sold to our wholesale customers prior to each of the retail selling seasons, including spring, summer, fall and holiday. As the timing of product shipments and other events affecting the retail business may vary, results for any particular quarter may not be indicative of results for the full year. The percentage of net sales by quarter for the twelve months ended February 2, 2008 was 27%, 23%, 26% and 24%, respectively, and the percentage of earnings before income taxes by quarter for the twelve months ended February 2, 2008 was 40%, 18%, 28% and 14%, respectively. We do not believe this distribution is indicative of the distribution in future years, as the last three quarters of the twelve months ended February 2, 2008 were impacted by the weak economic environment.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We are exposed to certain interest rate, foreign currency, trade policy, commodity and inflation risks as discussed in Part II. Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Form 10-KT for the eight-month transition period ended February 2, 2008. There have not been any significant changes in our exposure to these risks during the first quarter of fiscal 2008.
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
     There have not been any changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the first quarter of fiscal 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     In the ordinary course of business, we may become subject to litigation or claims. We are not currently a party to any litigation or regulatory action that we believe could reasonably be expected to have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 1A. RISK FACTORS
     We believe that an investor should carefully consider the factors discussed in Part I. Item 1A. Risk Factors in our Form 10-KT for the eight-month transition period ended February 2, 2008, which are not the only risks facing our company. There have been no material changes to the risk factors described in our Form 10-KT for the eight-month transition period ended February 2, 2008. If any of the risks described in our Form 10-KT, or other risks or uncertainties not currently known to us or that we currently deem to be immaterial, actually occur, our business, financial condition or operating results could suffer.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) During the first quarter of fiscal 2008, we did not make any unregistered sales of our securities.
(c) During the first quarter of fiscal 2008, we did not repurchase any shares of our common stock. Subsequent to the end of the first quarter of fiscal 2008, we received an additional 0.6 million shares of our common stock pursuant to our $60 million accelerated share repurchase purchase agreement. For further information regarding our $60 million accelerated share repurchase agreement, see Note 5 to our unaudited condensed consolidated financial statements included in this report.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None
ITEM 5. OTHER INFORMATION
     None
ITEM 6. EXHIBITS

3(a)	Restated Articles of Incorporation of Oxford Industries, Inc. Incorporated by reference to Exhibit 3.1 to the Oxford Industries, Inc. Form 10-Q for the fiscal quarter ended August 29, 2003.

3(b)	Bylaws of Oxford Industries, Inc., as amended. Incorporated by reference to Exhibit 3(b) to the Oxford Industries, Inc. Form 10-KT filed on April 1, 2008.

31.1	Section 302 Certification by Principal Executive Officer.*

31.2	Section 302 Certification by Principal Financial Officer.*

32	Section 906 Certification by Principal Executive Officer and Principal Financial Officer.*

*	Filed herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

June 11, 2008	OXFORD INDUSTRIES, INC.
(Registrant)

/s/ K. Scott Grassmyer
K. Scott Grassmyer
Senior Vice President, Chief Financial Officer and Controller (Authorized Signatory and Principal Financial Officer)