Form 10-Q
period 2008-08-02
OXFORD INDUSTRIES INC
filed 2008-09-10
CIK 75288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended AUGUST 2, 2008
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
Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of shares outstanding
Title of each class	as of September 5, 2008
Common Stock, $1 par value	15,857,049

OXFORD INDUSTRIES, INC.
INDEX TO FORM 10-Q
For the second quarter of fiscal 2008

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS
     Our Securities and Exchange Commission filings and public announcements may include forward-looking statements about future events. Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “will” and similar expressions identify forward-looking statements, which generally are not historical in nature. We intend for all forward-looking statements contained herein, in our press releases or on our website, and all subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf, to be covered by the safe harbor provisions for forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (which Sections were adopted as part of the Private Securities Litigation Reform Act of 1995). Important assumptions relating to these forward-looking statements include, among others, assumptions regarding general and regional economic conditions, including those that affect consumer demand and spending, demand for our products, timing of shipments requested by our wholesale customers, expected pricing levels, competitive conditions, the timing and cost of planned capital expenditures, expected synergies in connection with acquisitions and joint ventures, costs of products and raw materials we purchase, expected outcomes of pending or potential litigation and regulatory actions, and disciplined execution by key management. Forward-looking statements reflect our current expectations, based on currently available information, and are not guarantees of performance. Although we believe that the expectations reflected in such forward-looking statements are reasonable, these expectations could prove inaccurate as such statements involve risks and uncertainties, many of which are beyond our ability to control or predict. Should one or more of these risks or uncertainties, or other risks or uncertainties not currently known to us or that we currently deem to be immaterial, materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Important factors relating to these risks and uncertainties include, but are not limited to, those described in Part I, Item 1A. Risk Factors contained in our Form 10-KT for the eight-month transition period ended February 2, 2008, as updated by Part II, Item 1A. Risk Factors in this report and those described from time to time in our future reports filed with the Securities and Exchange Commission.
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
     On October 8, 2007, our Board of Directors approved a change to our fiscal year-end. Effective with our fiscal year which commenced on June 2, 2007, our fiscal year ends at the end of the Saturday closest to January 31 and will, in each case, begin at the beginning of the day next following the last day of the preceding fiscal year. Accordingly, there was a transition period from June 2, 2007 through February 2, 2008, and we filed a transition report on Form 10-KT for that period. Accordingly, some of the periods presented in this report for comparative purposes have not previously been publicly reported. The terms listed below (or words of similar import) reflect the respective period noted:

Fiscal 2009	52 weeks ending January 30, 2010
Fiscal 2008	52 weeks ending January 31, 2009
Eight-month transition period ended February 2, 2008	35 weeks and one day ended February 2, 2008
Twelve months ended February 2, 2008	52 weeks and one day ended February 2, 2008
Fiscal 2007	52 weeks ended June 1, 2007

Fourth quarter of fiscal 2008	13 weeks ending January 31, 2009
Third quarter of fiscal 2008	13 weeks ending November 1, 2008
Second quarter of fiscal 2008	13 weeks ended August 2, 2008
First quarter of fiscal 2008	13 weeks ended May 3, 2008

Three months ended February 2, 2008	13 weeks and one day ended February 2, 2008
Three months ended November 2, 2007	13 weeks ended November 2, 2007
Three months ended August 3, 2007	13 weeks ended August 3, 2007
Three months ended May 4, 2007	13 weeks ended May 4, 2007

First six months of fiscal 2008	26 weeks ended August 2, 2008
Six months ended August 3, 2007	26 weeks ended August 3, 2007

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
OXFORD INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)
(in thousands, except per share amounts)

	Second Quarter	Three Months Ended	First Six Months	Six Months Ended
	Fiscal 2008	August 3, 2007	Fiscal 2008	August 3, 2007

Net sales	$230,520	$244,610	$503,462	$537,007
Cost of goods sold	133,849	141,565	290,482	313,436

Gross profit	96,671	103,045	212,980	223,571

Selling, general and administrative expenses	88,972	88,959	188,606	182,497
Amortization of intangible assets	4,058	1,318	4,846	3,013

	93,030	90,277	193,452	185,510
Royalties and other operating income	4,351	3,829	8,539	9,477

Operating income	7,992	16,597	28,067	47,538
Interest expense, net	5,985	5,078	12,317	10,476

Earnings before income taxes	2,007	11,519	15,750	37,062
Income taxes	534	2,781	4,760	11,231

Net earnings	$1,473	$8,738	$10,990	$25,831

Net earnings per common share:
Basic	$0.09	$0.49	$0.70	$1.45
Diluted	$0.09	$0.49	$0.69	$1.44

Weighted average common shares outstanding:
Basic	15,578	17,772	15,778	17,756
Dilutive impact of options and restricted shares	75	163	90	175

Diluted	15,653	17,935	15,868	17,931

Dividends declared per common share	$0.18	$0.18	$0.36	$0.36
See accompanying notes.

OXFORD INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except par amounts)

	August 2,	February 2,	August 3,
	2008	2008	2007

ASSETS
Current Assets:
Cash and cash equivalents	$5,243	$14,912	$57,012
Receivables, net	96,463	105,561	99,203
Inventories, net	129,904	158,925	156,858
Prepaid expenses	22,026	18,701	24,282

Total current assets	253,636	298,099	337,355
Property, plant and equipment, net	94,471	92,502	89,094
Goodwill, net	257,699	257,921	223,996
Intangible assets, net	225,612	230,933	236,231
Other non-current assets, net	27,866	30,817	29,898

Total Assets	$859,284	$910,272	$916,574

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Trade accounts payable and other accrued expenses	$97,638	$101,123	$91,858
Accrued compensation	14,802	14,485	18,807
Income taxes payable	—	20	5,571
Additional acquisition cost payable	—	—	22,424
Dividends payable	—	2,889	3,216
Short-term debt and current maturities of long-term debt	3,027	37,900	412

Total current liabilities	115,467	156,417	142,288
Long-term debt, less current maturities	218,604	234,414	199,325
Other non-current liabilities	52,724	50,909	49,716
Non-current deferred income taxes	59,046	60,984	68,776
Commitments and contingencies
Shareholders’ Equity:
Preferred stock, $1.00 par value; 30,000 authorized and none issued and outstanding at August 2, 2008; February 2, 2008; and August 3, 2007	—	—	—
Common stock, $1.00 par value; 60,000 authorized and 15,858 issued and outstanding at August 2, 2008; 16,049 issued and outstanding at February 2, 2008; and 17,867 issued and outstanding at August 3, 2007	15,858	16,049	17,867
Additional paid-in capital	86,300	85,224	82,644
Retained earnings	298,947	293,212	337,879
Accumulated other comprehensive income	12,338	13,063	18,079

Total shareholders’ equity	413,443	407,548	456,469

Total Liabilities and Shareholders’ Equity	$859,284	$910,272	$916,574

See accompanying notes.

OXFORD INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	First Six Months	Six Months Ended
	Fiscal 2008	August 3, 2007

Cash Flows From Operating Activities:
Net earnings	$10,990	$25,831
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation	9,983	8,933
Amortization of intangible assets	4,846	3,013
Amortization of deferred financing costs and bond discount	1,307	1,232
Stock compensation expense	1,667	410
Loss (gain) on sale of property, plant and equipment	294	(2,118)
Equity loss (income) from unconsolidated entities	(329)	(83)
Deferred income taxes	(1,596)	(4,255)
Changes in working capital:
Receivables	8,983	8,962
Inventories	28,907	9,901
Prepaid expenses	(3,555)	(667)
Current liabilities	(3,246)	(15,318)
Other non-current assets	2,070	1,302
Other non-current liabilities	1,823	7,337

Net cash provided by (used in) operating activities	62,144	44,480
Cash Flows From Investing Activities:
Acquisitions, net of cash acquired, and investment in unconsolidated entity	(446)	(356)
Purchases of property, plant and equipment	(12,280)	(17,129)
Proceeds from sale of property, plant and equipment	4	2,906

Net cash provided by (used in) investing activities	(12,722)	(14,579)
Cash Flows From Financing Activities:
Repayment of financing arrangements	(161,870)	(32,966)
Proceeds from financing arrangements	111,115	32,958
Proceeds from issuance of common stock including tax benefits	53	2,609
Dividends on common stock	(8,701)	(6,416)

Net cash provided by (used in) financing activities	(59,403)	(3,815)

Net change in cash and cash equivalents	(9,981)	26,086
Effect of foreign currency translation on cash and cash equivalents	312	464
Cash and cash equivalents at the beginning of period	14,912	30,462

Cash and cash equivalents at the end of period	$5,243	$57,012

See accompanying notes.

OXFORD INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SECOND QUARTER OF FISCAL 2008
1.	Basis of Presentation: The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States. We believe the accompanying unaudited condensed consolidated financial statements reflect all normal, recurring adjustments that are necessary for a fair presentation of our financial position and results of operations as of the date and for the periods presented. Results of operations for the interim periods presented are not necessarily indicative of results to be expected for our fiscal year primarily due to the impact of the restructuring charges and other unusual items described in note 6 and the seasonality of our business. The accounting policies applied during the interim periods presented are consistent with the significant accounting policies as described in our Form 10-KT for the eight-month transition period ended February 2, 2008. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included in our Form 10-KT for the eight-month transition period ended February 2, 2008.
     Recently Adopted Standards
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). In February 2008, the FASB released FASB Staff Position 157-2 “Effective Date of FASB Statement No. 157”, which delayed the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We adopted SFAS 157 for financial assets and liabilities during the first quarter of fiscal 2008. SFAS 157 provides enhanced guidance for using fair value measurements for assets and liabilities which are required or permitted to be recorded at fair value under another standard and does not extend the use of fair value beyond what is currently required or permitted by other standards. SFAS 157 also requires additional disclosures about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. The adoption of SFAS 157 for our financial assets and liabilities in fiscal 2008 did not have a material impact on our consolidated financial statements. We are still in the process of evaluating the impact that SFAS 157 will have on our non-financial assets and non-financial liabilities upon adoption in fiscal 2009.
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

     We have determined that approximately $3.0 million of forward foreign currency exchange contracts are the only financial assets and liabilities measured at fair value within the scope of SFAS 157 that are included in our consolidated financial statements as of August 2, 2008. The fair value of the forward foreign exchange contracts, which is included in prepaid expenses in our consolidated financial statements, is based on dealer quotes of market forward rates and reflects the amount that we would receive or pay at the short-term maturity dates for contracts involving the same currencies and maturity dates. Based on these circumstances, we believe that these forward foreign currency exchange contracts are most appropriately included within level 2 of the fair value hierarchy. Refer to Note 1 included in our Form 10-KT for the eight-month transition period ended February 2, 2008 for additional information about our forward foreign currency exchange contracts.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS 159”). We adopted SFAS 159 in the first quarter of fiscal 2008. SFAS 159 permits entities to choose to measure eligible items in the balance sheet at fair value at specified election dates with the unrealized gains and losses recognized in net earnings. We did not elect to change the measurement of any items in our balance sheet to fair value upon adoption; therefore the adoption of SFAS 159 did not have an impact on our financial statements.
2.	Inventories: The components of inventories as of the dates specified are summarized as follows (in thousands):

	August 2,	February 2,	August 3,
	2008	2008	2007

Finished goods	$145,453	$171,685	$159,937
Work in process	11,126	10,142	9,742
Fabric, trim and supplies	13,139	16,912	26,463
LIFO reserve	(39,814)	(39,814)	(39,284)

Total	$129,904	$158,925	$156,858

3.	Comprehensive Income: Comprehensive income, which reflects the effects of foreign currency translation adjustments, is calculated as follows for the periods presented (in thousands):

	Second	Three Months	First Six	Six Months
	Quarter Fiscal	Ended August	Months Fiscal	Ended August
	2008	3, 2007	2008	3, 2007

Net earnings	$1,473	$8,738	$10,990	$25,831
Gain (loss) on foreign currency translation, net of tax	(743)	7,441	(725)	8,655

Comprehensive income	$730	$16,179	$10,265	$34,486

4.	Operating Group Information: Our business is operated through our four operating groups: Tommy Bahama, Ben Sherman, Lanier Clothes and Oxford Apparel. We identify our operating groups based on the way our management organizes the components of our business for purposes of allocating resources and assessing performance. The leader of each operating group reports directly to our Chief Executive Officer. Corporate and Other is a reconciling category for reporting purposes and includes our corporate offices, substantially all financing activities, LIFO inventory accounting adjustments and other costs that are not allocated to the operating groups. Corporate and Other includes a LIFO reserve of $39.8 million, $39.8 million and $39.3 million as of August 2, 2008, February 2, 2008 and August 3, 2007, respectively. The decrease in total assets for Corporate and Other from August 3, 2007 is primarily due to the cash on-hand at August 3, 2007, which was primarily included in the balance sheet of Corporate and Other. For further information on our operating groups, see Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report and Part I, Item 1. Business in our Form 10-KT for the eight-month transition period ended February 2, 2008.

     The table below presents certain information about our operating groups (in thousands).

		Three Months	First	Six Months
	Second Quarter	Ended	Six Months	Ended
	Fiscal 2008	August 3, 2007	Fiscal 2008	August 3, 2007

Net Sales
Tommy Bahama	$112,007	$114,361	$241,265	$246,126
Ben Sherman	32,495	36,493	69,082	75,750
Lanier Clothes	28,184	31,558	66,871	74,218
Oxford Apparel	58,024	61,047	126,708	139,453
Corporate and Other	(190)	1,151	(464)	1,460

Total	$230,520	$244,610	$503,462	$537,007

Depreciation
Tommy Bahama	$3,944	$3,090	$7,668	$6,505
Ben Sherman	584	640	1,176	1,238
Lanier Clothes	385	210	574	427
Oxford Apparel	229	267	456	561
Corporate and Other	55	74	109	202

Total	$5,197	$4,281	$9,983	$8,933

Amortization of Intangible Assets
Tommy Bahama	$354	$609	$709	$1,353
Ben Sherman	359	637	720	1,516
Lanier Clothes	2,237	30	2,267	60
Oxford Apparel	1,108	42	1,150	84

Total	$4,058	$1,318	$4,846	$3,013

Operating Income
Tommy Bahama	$18,143	$20,945	$37,626	$47,440
Ben Sherman	(2,002)	(1,452)	(1,747)	230
Lanier Clothes	(11,355)	(2,190)	(11,376)	(753)
Oxford Apparel	3,738	3,072	9,063	10,334
Corporate and Other	(532)	(3,778)	(5,499)	(9,713)

Total Operating Income	$7,992	$16,597	$28,067	$47,538
Interest Expense, net	5,985	5,078	12,317	10,476

Earnings Before Income Taxes	$2,007	$11,519	$15,750	$37,062

	August 2,	February 2,	August 3,
	2008	2008	2007

Assets
Tommy Bahama	$497,042	$519,291	$459,876
Ben Sherman	210,019	208,829	224,340
Lanier Clothes	69,324	83,208	100,363
Oxford Apparel	91,093	102,253	96,219
Corporate and Other	(8,194)	(3,309)	35,776

Total	$859,284	$910,272	$916,574

5.	Accelerated Share Repurchase Program: As discussed in our Form 10-KT for the eight-month transition period ended February 2, 2008 and our Form 10-Q for the first quarter of fiscal 2008, on November 8, 2007, we entered into a $60 million capped accelerated share repurchase agreement with Bank of America, N.A., an unrelated third party. On November 8, 2007, we made a payment of $60 million to Bank of America that was funded by borrowings under our Prior Credit Agreement, (as defined in Note 7 below). Bank of America made an initial delivery to us of approximately 1.9 million shares during November 2007 and a final delivery on May 22, 2008 of approximately 0.6 million shares upon completion of the program. We acquired approximately 2.5 million shares at a price of $24.03 per share.
6.	Restructuring Charges and Other Unusual Items: During the second quarter of fiscal 2008, we incurred approximately $8.9 million of charges related to the impact of restructuring in our Lanier Clothes and Oxford Apparel operating groups. We anticipate an additional $0.6 million of restructuring charges in the third quarter of fiscal 2008. In addition to these restructuring charges, we recognized other unusual items totaling a charge of $0.3 million and a net benefit of $1.2 million in Lanier Clothes and Oxford Apparel respectively substantially all of which is reflected in selling, general and administrative expenses or SG&A.

Lanier Clothes incurred restructuring charges totaling approximately $9.2 million associated with the decision to exit certain license agreements relating to the Nautica® and O OscarTM brands and the restructuring of our Arnold Brant® business. These charges include costs associated with the disposal of the inventory, payments related to license termination, the impairment of intangible assets associated with the Arnold Brant business, severance costs and the impairment of certain property, plant and equipment. Approximately $2.5 million and $2.2 million of these charges were recorded in SG&A, and amortization of intangible assets, respectively, with the remaining charges being recognized in net sales and cost of goods sold. Substantially all cash charges are anticipated to be paid prior to the end of fiscal 2008. Approximately $1.9 million of the $9.2 million of charges for Lanier Clothes were reversed in cost of goods sold in Corporate & Other as part of LIFO accounting.

Additionally, our Oxford Apparel operating group incurred certain restructuring charges totaling approximately $1.6 million during the second quarter of fiscal 2008 associated with the decision to exit the Solitude business. These charges include costs associated with the disposal of inventory which are classified as a reduction to net sales and the impairment of intangible assets of $1.1 million associated with the Solitude business which is included in amortization of intangible assets.

The net benefit of $1.2 million in Oxford Apparel was primarily related to the resolution of a contingent liability and the sale of a trademark partially offset by an increase in our bad debt reserve due to certain customers’ bankruptcy filings.

7.	Subsequent Event: Subsequent to the end of the second quarter of fiscal 2008, on August 15, 2008, we entered into a Second Amended and Restated Credit Agreement (the “U.S. Revolving Credit Agreement”). The parties to the U.S. Revolving Credit Agreement are Oxford Industries, Inc. and Tommy Bahama Group, Inc., as the borrowers (the “Borrowers”), certain of our subsidiaries as guarantors (the “Guarantors”), the financial institutions party thereto as lenders, the financial institutions party thereto as issuing banks, and SunTrust Bank as administrative agent (the “Administrative Agent”). The U.S. Revolving Credit Agreement amends and restates our Amended and Restated Credit Agreement, dated as of July 28, 2004, as amended (the “Prior Credit Agreement”), among Oxford Industries, Inc., certain of our domestic subsidiaries as borrowers or guarantors, certain financial institutions party thereto as lenders, certain financial institutions party thereto as the issuing banks and SunTrust Bank, as administrative agent.

The U.S. Revolving Credit Agreement provides for a revolving credit facility which may be used to refinance existing funded debt, to fund working capital, to fund future acquisitions and for general corporate purposes. The material terms of the U.S. Revolving Credit Agreement are as follows:
•	The U.S. Revolving Credit Agreement provides for a revolving credit facility of up to $175 million, which may be increased by up to $100 million by us subject to certain conditions. The Prior Credit Agreement provided for a revolving credit facility of up to $280 million.

•	The total amount of availability under the U.S. Revolving Credit Agreement is limited to a borrowing base consisting of specified percentages of eligible categories of assets. The Administrative Agent has certain discretion to determine eligibility and to establish reserves with respect to the calculation of borrowing base availability.
•	We may request base rate advances or LIBOR advances. Base rate advances accrue interest at floating rates equal to the higher of (i) SunTrust Bank’s prime lending rate or (ii) the federal funds rate plus 50 basis points. LIBOR advances accrue interest at LIBOR plus an applicable margin. We are also charged fees for letters of credit which are issued under the U.S. Revolving Credit Agreement. The applicable margin on LIBOR advances and the letter of credit fees are determined from a pricing grid which is based on the average unused availability under the U.S. Revolving Credit Agreement. Interest rate margins on LIBOR advances and standby letter of credit fees range from 175 basis points to 225 basis points, while the letter of credit fees for trade letters of credit range from 100 basis points to 150 basis points. Unused line fees are calculated at a per annum rate of 30 basis points.

•	Our obligations under the U.S. Revolving Credit Agreement are secured by a first priority security interest in the Borrowers’ and the Guarantors’ accounts receivable (other than royalty payments in respect of trademark licenses), inventory, investment property (including the equity interests of certain subsidiaries), general intangibles (other than trademarks, trade names and related rights), deposit accounts, inter-company obligations, equipment, goods, documents, contracts, books and records and other personal property.

•	The U.S. Revolving Credit Facility contains a financial covenant that applies only if unused availability under the U.S. Revolving Credit Agreement is less than the greater of (i) $26.25 million or (ii) 15% of the total revolving commitments for three consecutive business days. In such case, our fixed charge coverage ratio for the immediately preceding twelve fiscal months for which financial statements have been delivered may not be less than 1.0 to 1.0. This financial covenant continues to apply until we have maintained unused availability under the U.S. Revolving Credit Agreement of more than the greater of (i) $26.25 million or (ii) 15% of the total revolving commitments for thirty consecutive days.

•	The U.S. Revolving Credit Agreement contains a number of customary affirmative covenants regarding, among other things, the delivery of financial and other information to the Administrative Agent and other lenders, maintenance of records, compliance with law, maintenance of property and insurance and conduct of business.

•	The U.S. Revolving Credit Agreement also contains certain negative covenants, including, among other things, covenants that limit our ability to (i) incur debt, (ii) guaranty certain obligations, (iii) incur liens, (iv) pay dividends to shareholders or repurchase shares of our common stock, (v) make investments, (vi) sell assets or stock of subsidiaries, (vii) acquire assets or businesses, (viii) merge or consolidate with other companies, or (ix) prepay, retire, repurchase or redeem debt.

•	The U.S. Revolving Credit Agreement generally is scheduled to mature on August 15, 2013 as compared to the Prior Credit Agreement which had a maturity date of July 28, 2009.
     The above description of the U.S. Revolving Credit Agreement is not complete and is qualified in its entirety by the actual terms of the U.S. Revolving Credit Agreement and the related Amended and Restated Pledge and Security Agreement, attached as Exhibits 10.1 and 10.2, respectively, to our Form 8-K filed with the SEC on August 19, 2008. As a result of amending and restating the Prior Credit Agreement, during the third quarter of fiscal 2008 we anticipate writing off approximately $0.9 million of unamortized financing costs incurred in connection with the Prior Credit Agreement.

8.	Consolidating Financial Data of Subsidiary Guarantors: Our $200 million Senior Unsecured Notes (“Senior Unsecured Notes”) are guaranteed by our wholly owned domestic subsidiaries (“Subsidiary Guarantors”). All guarantees are full and unconditional. For consolidated financial reporting purposes, non-guarantors consist of our subsidiaries which are organized outside of the United States. We use the equity method with respect to investments in subsidiaries included in other non-current assets in our condensed consolidating financial statements. Set forth below are our unaudited condensed consolidating balance sheets as of August 2, 2008, February 2, 2008, and August 3, 2007; our unaudited condensed consolidating statements of earnings for the second quarter of fiscal 2008, the first six months of fiscal 2008, the three months ended August 3, 2007 and the six months ended August 3, 2007; and our unaudited condensed consolidating statements of cash flows for the first six months of fiscal 2008 and the six months ended August 3, 2007 (in thousands).
OXFORD INDUSTRIES, INC.
UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEETS
August 2, 2008

	Oxford
	Industries	Subsidiary	Subsidiary	Consolidating	Consolidated
	(Parent)	Guarantors	Non-Guarantors	Adjustments	Total

ASSETS
Cash and cash equivalents	$2,640	$1,373	$1,230	$—	$5,243
Receivables, net	39,955	31,826	33,262	(8,580)	96,463
Inventories	56,114	54,002	21,333	(1,545)	129,904
Prepaid expenses	9,185	8,560	4,281	—	22,026

Total current assets	107,894	95,761	60,106	(10,125)	253,636
Property, plant and equipment, net	8,580	79,579	6,312	—	94,471
Goodwill, net	1,847	168,932	86,920	—	257,699
Intangible assets, net	85	131,869	93,658	—	225,612
Other non-current assets, net	836,301	150,366	35,507	(994,308)	27,866

Total Assets	$954,707	$626,507	$282,503	$(1,004,433)	$859,284

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities	$41,424	$43,492	$38,843	$(8,292)	$115,467
Long-term debt, less current portion	218,604	—	—	—	218,604
Non-current liabilities	285,500	(233,353)	110,001	(109,424)	52,724
Non-current deferred income taxes	(4,264)	37,010	26,012	288	59,046
Total shareholders’/invested equity	413,443	779,358	107,647	(887,005)	413,443

Total Liabilities and Shareholders’ Equity	$954,707	$626,507	$282,503	$(1,004,433)	$859,284

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

OXFORD INDUSTRIES, INC.
UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEETS
August 3, 2007

	Oxford
	Industries	Subsidiary	Subsidiary	Consolidating	Consolidated
	(Parent)	Guarantors	Non-Guarantors	Adjustments	Total

ASSETS
Cash and cash equivalents	$37,016	$1,077	$18,920	$(1)	$57,012
Receivables, net	42,071	38,263	25,596	(6,727)	99,203
Inventories	81,210	59,449	17,282	(1,083)	156,858
Prepaid expenses	10,107	9,559	4,616	—	24,282

Total current assets	170,404	108,348	66,414	(7,811)	337,355
Property, plant and equipment, net	9,040	70,873	9,181	—	89,094
Goodwill, net	1,847	168,932	53,217	—	223,996
Intangible assets, net	1,320	135,989	98,922	—	236,231
Other non-current assets, net	775,808	150,463	1,374	(897,747)	29,898

Total Assets	$958,419	$634,605	$229,108	$(905,558)	$916,574

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities	$59,854	$56,770	$31,933	$(6,269)	$142,288
Long-term debt, less current portion	199,325	—	—	—	199,325
Non-current liabilities	246,970	(201,516)	113,410	(109,148)	49,716
Non-current deferred income taxes	(4,199)	43,604	29,371	—	68,776
Total shareholders’/invested equity	456,469	735,747	54,394	(790,141)	456,469

Total Liabilities and Shareholders’ Equity	$958,419	$634,605	$229,108	$(905,558)	$916,574

OXFORD INDUSTRIES, INC.
UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS
Second Quarter Fiscal 2008

	Oxford
	Industries	Subsidiary	Subsidiary	Consolidating	Consolidated
	(Parent)	Guarantors	Non-Guarantors	Adjustments	Total

Net sales	$85,018	$120,331	$33,847	$(8,676)	$230,520
Cost of goods sold	68,419	52,921	15,559	(3,050)	133,849

Gross profit	16,599	67,410	18,288	(5,626)	96,671
Selling, general and administrative	18,677	61,102	19,319	(6,068)	93,030
Royalties and other income	508	3,023	1,479	(659)	4,351

Operating income	(1,570)	9,331	448	(217)	7,992
Interest (income) expense, net	6,502	(3,052)	2,535	—	5,985
Income from equity investment	7,395	—	—	(7,395)	—

Earnings before income taxes	(677)	12,383	(2,087)	(7,612)	2,007
Income taxes (benefit)	(2,292)	3,010	(108)	(76)	534

Net earnings	$1,615	$9,373	$(1,979)	$(7,536)	$1,473

First Six Months Fiscal 2008

	Oxford
	Industries	Subsidiary	Subsidiary	Consolidating	Consolidated
	(Parent)	Guarantors	Non-Guarantors	Adjustments	Total

Net sales	$190,394	$259,108	$74,253	$(20,293)	$503,462
Cost of goods sold	151,681	114,851	32,109	(8,159)	290,482

Gross profit	38,713	144,257	42,144	(12,134)	212,980
Selling, general and administrative	38,676	127,842	39,904	(12,970)	193,452
Royalties and other income	537	5,934	3,189	(1,121)	8,539

Operating income	574	22,349	5,429	(285)	28,067
Interest (income) expense, net	13,518	(6,061)	4,860	—	12,317
Income from equity investment	20,521	—	—	(20,521)	—

Earnings before income taxes	7,577	28,410	569	(20,806)	15,750
Income taxes (benefit)	(3,598)	7,993	465	(100)	4,760

Net earnings	$11,175	$20,417	$104	$(20,706)	$10,990

OXFORD INDUSTRIES, INC.
UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS
Three Months Ended August 3, 2007

	Oxford
	Industries	Subsidiary	Subsidiary	Consolidating	Consolidated
	(Parent)	Guarantors	Non-Guarantors	Adjustments	Total

Net sales	$91,734	$126,021	$37,077	$(10,222)	$244,610
Cost of goods sold	71,082	57,051	15,845	(2,413)	141,565

Gross profit	20,652	68,970	21,232	(7,809)	103,045
Selling, general and administrative	21,549	54,244	22,254	(7,770)	90,277
Royalties and other income	38	2,970	1,239	(418)	3,829

Operating income	(859)	17,696	217	(457)	16,597
Interest (income) expense, net	6,098	(3,320)	2,277	23	5,078
Income from equity investment	15,304	(2)	—	(15,302)	—

Earnings before income taxes	8,347	21,014	(2,060)	(15,782)	11,519
Income taxes (benefit)	(707)	6,153	(2,500)	(165)	2,781

Net earnings	$9,054	$14,861	$440	$(15,617)	$8,738

Six Months Ended August 3, 2007

	Oxford
	Industries	Subsidiary	Subsidiary	Consolidating	Consolidated
	(Parent)	Guarantors	Non-Guarantors	Adjustments	Total

Net sales	$209,282	$271,159	$75,886	$(19,320)	$537,007
Cost of goods sold	162,166	122,029	33,479	(4,238)	313,436

Gross profit	47,116	149,130	42,407	(15,082)	223,571
Selling, general and administrative	45,034	114,250	41,724	(15,498)	185,510
Royalties and other income	2,147	5,664	2,510	(844)	9,477

Operating income	4,229	40,544	3,193	(428)	47,538
Interest (income) expense, net	12,445	(6,465)	4,450	46	10,476
Income from equity investment	33,172	(2)	—	(33,170)	—

Earnings before income taxes	24,956	47,007	(1,257)	(33,644)	37,062
Income taxes (benefit)	(1,189)	14,545	(1,964)	(161)	11,231

Net earnings	$26,145	$32,462	$707	$(33,483)	$25,831

OXFORD INDUSTRIES, INC.
UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
First Six Months Fiscal 2008

	Oxford
	Industries	Subsidiary	Subsidiary	Consolidating	Consolidated
	(Parent)	Guarantors	Non-Guarantors	Adjustments	Total

Cash Flows From Operating Activities:
Net cash (used in) provided by operating activities	$18,446	$49,576	$(5,942)	$64	$62,144
Cash Flows from Investing Activities:
Investment in unconsolidated entity	—	(408)	(38)	—	(446)
Purchases of property, plant and equipment	(1,658)	(10,297)	(325)	—	(12,280)
Proceeds from sale of property, plant and equipment	4	—	—	—	4

Net cash (used in) provided by investing activities	(1,654)	(10,705)	(363)	—	(12,722)
Cash Flows from Financing Activities:
Change in debt	(53,799)	(1)	3,045	—	(50,755)
Proceeds from issuance of common stock	53	—	—	—	53
Change in inter-company payable	40,237	(38,547)	(1,626)	(64)	—
Dividends on common stock	(2,743)	—	(5,958)	—	(8,701)

Net cash (used in) provided by financing activities	(16,252)	(38,548)	(4,539)	(64)	(59,403)

Net change in Cash and Cash Equivalents	540	323	(10,844)	—	(9,981)
Effect of foreign currency translation	—	—	312	—	312
Cash and Cash Equivalents at the Beginning of Period	2,100	1,050	11,762	—	14,912

Cash and Cash Equivalents at the End of Period	$2,640	$1,373	$1,230	$—	$5,243

OXFORD INDUSTRIES, INC.
UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Six Months Ended August 3, 2007

	Oxford
	Industries	Subsidiary	Subsidiary	Consolidating	Consolidated
	(Parent)	Guarantors	Non-Guarantors	Adjustments	Total

Cash Flows From Operating Activities:
Net cash (used in) provided by operating activities	$(12,574)	$54,799	$2,521	$(266)	$44,480
Cash Flows from Investing Activities:
Investment in unconsolidated entity	—	(356)	—	—	(356)
Purchases of property, plant and equipment	(471)	(15,798)	(860)	—	(17,129)
Proceeds from sale of property, plant and equipment	2,906	—	—	—	2,906

Net cash (used in) provided by investing activities	2,435	(16,154)	(860)	—	(14,579)
Cash Flows from Financing Activities:
Change in debt	—	(8)	—	—	(8)
Proceeds from issuance of common stock	2,609	—	—	—	2,609
Change in inter-company payable	26,280	(38,258)	9,624	2,354	—
Dividends on common stock	(6,416)	—	—	—	(6,416)

Net cash (used in) provided by financing activities	22,473	(38,266)	9,624	2,354	(3,815)

Net change in Cash and Cash Equivalents	12,334	379	11,285	2,088	26,086
Effect of foreign currency translation	—	—	464	—	464
Cash and Cash Equivalents at the Beginning of Period	24,682	698	7,171	(2,089)	30,462

Cash and Cash Equivalents at the End of Period	$37,016	$1,077	$18,920	$(1)	$57,012

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
     OVERVIEW
     We generate revenues and cash flow through the design, production, sale and distribution of branded and private label consumer apparel and footwear for men, women and children and the licensing of company-owned trademarks. Our principal markets and customers are located in the United States and, to a lesser extent, the United Kingdom. We source substantially all of our products through third-party producers located outside the United States and United Kingdom. We distribute the majority of our products through our wholesale customers, which include chain stores, department stores, specialty stores, specialty catalog retailers, mass merchants and Internet retailers. We also sell products of certain owned brands through our owned and licensed retail stores and e-commerce websites.
     The first six months of fiscal 2008 was a challenging time for the retail and apparel industry as a result of the weak economic conditions which began in the second half of the 2007 calendar year and have continued through the second quarter of fiscal 2008. These conditions impacted each of our operating groups, and we expect that these challenging economic conditions will continue in the near-term. Therefore, we have continued to plan inventory purchases conservatively, which will limit our sales growth opportunities for the remainder of fiscal 2008. This strategy, however, will also mitigate inventory markdown risk and promotional pressures. At the same time, we continue to invest in our Tommy Bahama® and Ben Sherman® brands through store openings and new marketing initiatives and focus our Lanier Clothes and Oxford Apparel businesses on key product categories and lines of business.
     During the second quarter of fiscal 2008, we incurred approximately $8.9 million of charges related to the impact of restructuring in our Lanier Clothes and Oxford Apparel operating groups, as discussed below. We anticipate an additional $0.6 million of restructuring charges in the third quarter of fiscal 2008. Diluted net earnings per common share were $0.09 in the second quarter of fiscal 2008 and $0.49 in the three months ended August 3, 2007. The most significant factors impacting our results during the second quarter of fiscal 2008 were the restructuring charges and other items discussed below:
•	Tommy Bahama reported a $2.8 million, or 13.4%, decrease in operating income during the second quarter of fiscal 2008, compared to the three months ended August 3, 2007. The decrease was primarily due to higher selling, general and administrative expenses associated with operating additional retail stores as well as the impact of the current economic conditions on sales at our existing retail stores and in our wholesale business, which was partially offset by the sales at the 11 retail stores opened on or after May 5, 2007, which was the first day of the three months ended August 3, 2007.

•	Ben Sherman reported a $0.6 million, or 37.9%, increase in operating loss during the second quarter of fiscal 2008, compared to the three months ended August 3, 2007. The increase in operating loss was primarily due to lower sales in our United Kingdom wholesale business as we continued our efforts to reposition the brand and our United States wholesale business as the three months ended August 3, 2007 included higher levels of off-price sales. These planned decreases were partially offset by increased sales at our retail stores, which are located in the United Kingdom and United States, and in wholesale operations in markets outside of the United Kingdom and United States.

•	Lanier Clothes reported a $9.2 million, or 418.5%, increase in operating loss during the second quarter of fiscal 2008, compared to the three months ended August 3, 2007. This increase in operating loss is primarily attributable to approximately $9.2 million of restructuring charges associated with our decision to exit the Nautica and O Oscar licensed businesses and the restructuring of our Arnold Brant business. The restructuring charges included costs associated with the disposal of inventory, payments related to license termination, impairment of intangible assets associated with the Arnold Brant business, severance costs and the impairment of certain fixed assets. Lanier Clothes continued to feel the impact of weak demand in the branded tailored clothing market during the second quarter of fiscal 2008.
•	Oxford Apparel reported a $0.7 million, or 21.7%, increase in operating income during the second quarter of fiscal 2008, compared to the three months ended August 3, 2007. As we continue to focus on key product categories and lines of business, net sales decreased during the quarter. However, SG&A declined by an amount greater than the decrease in gross profit caused by the lower sales. During the second quarter of fiscal 2008, we recognized approximately $1.6 million of charges associated with our decision to exit the Solitude business. The operating results for the quarter also included the benefit of approximately $1.2 million attributable to the resolution of a contingent liability and the sale of a trademark, which were partially offset by an increase in our bad debt reserve due to certain customers’ bankruptcy filings.

•	Corporate and Other reported a $3.2 million, or 85.9%, decrease in operating loss in the second quarter of fiscal 2008, compared to the three months ended August 3, 2007. This decrease in operating loss was primarily due to the impact of LIFO accounting, including a $1.9 million reversal of certain restructuring charges recognized in Lanier Clothes, and lower SG&A during the second quarter of fiscal 2008.
     On May 22, 2008, at the conclusion of our accelerated share repurchase program which we entered into in November 2007, we received an additional 0.6 million shares of our common stock, bringing the total number of shares received pursuant to the program to 2.5 million. This accelerated share repurchase program is complete and we will not receive any additional shares in the future pursuant to this program. For further information regarding our $60 million accelerated share repurchase program, see Note 5 to our unaudited condensed consolidated financial statements included in this report.
     RESULTS OF OPERATIONS
     The following table sets forth the line items in our consolidated statements of earnings (in thousands) and the percentage change during the second quarter of fiscal 2008 as compared to the three months ended August 3, 2007 and the first six months of fiscal 2008 compared to the six months ended August 3, 2007. Individual line items of our consolidated statements of earnings may not be directly comparable to those of our competitors, as statement of earnings classification of certain expenses may vary by company.

		Three
		Months			Six Months
	Second	Ended		First Six	Ended
	Quarter	August 3,	Percent	Months	August 3,	Percent
	Fiscal 2008	2007	Change	Fiscal 2008	2007	Change

Net sales	$230,520	$244,610	(5.8%)	$503,462	$537,007	(6.2%)
Cost of goods sold	133,849	141,565	(5.5%)	290,482	313,436	(7.3%)

Gross profit	96,671	103,045	(6.2%)	212,980	223,571	(4.7%)
Selling, general and administrative expenses	88,972	88,959	0.0%	188,606	182,497	3.3%
Amortization of intangible assets	4,058	1,318	207.9%	4,846	3,013	60.8%
Royalties and other operating income	4,351	3,829	13.6%	8,539	9,477	(9.9%)

Operating income	7,992	16,597	(51.8%)	28,067	47,538	(41.0%)
Interest expense, net	5,985	5,078	17.9%	12,317	10,476	17.6%

Earnings before income taxes	2,007	11,519	(82.6%)	15,750	37,062	(57.5%)
Income taxes	534	2,781	(80.8%)	4,760	11,231	(57.6%)

Net earnings	$1,473	$8,738	(83.1%)	$10,990	$25,831	(57.5%)

     The following table sets forth the line items in our consolidated statements of earnings as a percentage of net sales. We have calculated all percentages based on actual data, but columns may not add due to rounding.

	Percent of Net Sales
		Three
		Months		Six Months
	Second	Ended	First Six	Ended
	Quarter	August 3,	Months	August 3,
	Fiscal 2008	2007	Fiscal 2008	2007

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	58.1%	57.9%	57.7%	58.4%

Gross profit	41.9%	42.1%	42.3%	41.6%
Selling, general and administrative expenses	38.6%	36.4%	37.5%	34.0%
Amortization of intangible assets	1.8%	0.5%	1.0%	0.6%
Royalties and other operating income	1.9%	1.6%	1.7%	1.8%

Operating income	3.5%	6.8%	5.6%	8.9%
Interest expense, net	2.6%	2.1%	2.4%	2.0%

Earnings before income taxes	0.9%	4.7%	3.1%	6.9%
Income taxes	0.2%	1.1%	0.9%	2.1%

Net earnings	0.6%	3.6%	2.2%	4.8%

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
     Ben Sherman is a London-based designer, marketer and distributor of branded sportswear and footwear. We also license the Ben Sherman name to third parties for various product categories. Ben Sherman was established in 1963 as an edgy, young men’s, “Mod”-inspired shirt brand and has evolved into a British lifestyle brand of apparel and footwear targeted at youthful-thinking men and women ages 19 to 35 throughout the world. We offer a full Ben Sherman sportswear collection, as well as tailored clothing, footwear and accessories. Our Ben Sherman products can be found in certain department stores and a variety of independent specialty stores, as well as in our owned and licensed Ben Sherman retail stores and on Ben Sherman e-commerce websites.
     Lanier Clothes designs and markets branded and private label men’s suits, sportcoats, suit separates and dress slacks across a wide range of price points. Certain Lanier Clothes products are sold using trademarks licensed to us by third parties, including Kenneth Cole®, Dockers®, Geoffrey Beene®, Nautica and O Oscar, although we are exiting the Nautica and O Oscar businesses as discussed elsewhere in this report. We also offer products under the Arnold Brant® and Billy London® trademarks, both of which are brands owned by us. In addition to our branded businesses, we design and source certain private label tailored clothing products. Significant private label brands include Stafford®, Alfani®, Tasso Elba® and Lands’ End®. Our Lanier Clothes products are sold to national chains, department stores, mass merchants, specialty stores, specialty catalog retailers and discount retailers throughout the United States.

     Oxford Apparel produces branded and private label dress shirts, suited separates, sport shirts, casual slacks, outerwear, sweaters, jeans, swimwear, westernwear and golf apparel. We design and source certain private label programs for several customers, including programs for Men’s Wearhouse, Lands’ End, Target, Macy’s Inc. and Sears. Significant owned brands of Oxford Apparel include Oxford Golf®, Ely®, Cattleman® and Cumberland Outfitters®. Oxford Apparel also owns a two-thirds interest in the entity that owns the Hathaway® trademark in the United States and several other countries. Additionally, Oxford Apparel licenses from third parties the right to use the Tommy Hilfiger®, Dockers and United States Polo Association® trademarks for certain apparel products. Our Oxford Apparel products are sold to a variety of department stores, mass merchants, specialty catalog retailers, discount retailers, specialty stores, “green grass” golf merchants and Internet retailers throughout the United States.
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
     The tables below present net sales and operating income information about our operating groups (dollars in thousands).

		Three
		Months			Six Months
	Second	Ended		First	Ended
	Quarter	August 3,	Percent	Six Months	August 3,	Percent
	Fiscal 2008	2007	Change	Fiscal 2008	2007	Change

Net Sales
Tommy Bahama	$112,007	$114,361	(2.1%)	$241,265	$246,126	(2.0%)
Ben Sherman	32,495	36,493	(11.0%)	69,082	75,750	(8.8%)
Lanier Clothes	28,184	31,558	(10.7%)	66,871	74,218	(9.9%)
Oxford Apparel	58,024	61,047	(5.0%)	126,708	139,453	(9.1%)
Corporate and Other	(190)	1,151	(116.5%)	(464)	1,460	(131.8%)

Total	$230,520	$244,610	(5.8%)	$503,462	$537,007	(6.2%)

Operating Income
Tommy Bahama	$18,143	$20,945	(13.4%)	$37,626	$47,440	(20.7%)
Ben Sherman	(2,002)	(1,452)	(37.9%)	(1,747)	230	(859.6%)
Lanier Clothes	(11,355)	(2,190)	(418.5%)	(11,376)	(753)	(1410.8%)
Oxford Apparel	3,738	3,072	21.7%	9,063	10,334	(12.3%)
Corporate and Other	(532)	(3,778)	85.9%	(5,499)	(9,713)	43.4%

Total	$7,992	$16,597	(51.8%)	$28,067	$47,538	(41.0%)

     For further information regarding our operating groups, see Note 4 to our unaudited condensed consolidated financial statements included in this report and Part I, Item 1. Business in our Form 10-KT for the eight-month transition period ended February 2, 2008.
     SECOND QUARTER OF FISCAL 2008 COMPARED TO THREE MONTHS ENDED AUGUST 3, 2007
     The discussion below compares our operating results for the second quarter of fiscal 2008 to the three months ended August 3, 2007. Each percentage change provided below reflects the change between these periods unless indicated otherwise.
     Net sales decreased $14.1 million, or 5.8%, in the second quarter of fiscal 2008 compared to the three months ended August 3, 2007 primarily as a result of the changes discussed below.

     Tommy Bahama reported a decrease in net sales of $2.4 million, or 2.1%. The decrease was primarily due to a reduction in net sales at wholesale and in our existing owned retail stores resulting from the difficult retail environment. This decrease in wholesale sales and our existing store retail sales was partially offset by retail sales at our 11 retail stores opened on or after May 5, 2007, which was the first day of the three months ended August 3, 2007, and e-commerce sales which commenced in October 2007. We operated 78 Tommy Bahama retail stores on August 2, 2008 compared to 69 retail stores on August 3, 2007. Unit sales decreased 6.0% due to the difficult retail environment at our own retail stores and our wholesale customers’ stores during the second quarter of fiscal 2008. The average selling price per unit increased by 2.6%, as sales at our retail stores and our e-commerce sales, both of which have higher average sales prices than wholesale sales, represented a greater proportion of total Tommy Bahama sales. We expect the difficult retail environment to continue through the end of fiscal 2008.
     Ben Sherman reported a decrease in net sales of $4.0 million, or 11.0%. The decrease in net sales was primarily due to lower sales in our United Kingdom wholesale business as we continue to reposition the brand in fiscal 2008 and lower sales in our United States wholesale business due to reduced off-price sales and our exit from the Evisu apparel business in the prior year. These declines were partially offset by increased sales at our retail stores, which are located in the United Kingdom and United States, and increased sales in markets outside of the United Kingdom and United States. During the second quarter of fiscal 2008, unit sales for Ben Sherman declined 16.2% due primarily to the decline in the United Kingdom and United States wholesale businesses partially offset by increased sales in our retail operations and in markets outside of the United Kingdom and United States. The average selling price per unit increased 6.3%, primarily due to a larger percentage of total Ben Sherman sales being sales at our retail stores rather than wholesale sales, a lower level of off-price sales in the current year and higher price points in the United Kingdom business. For the remainder of fiscal 2008, we anticipate that sales in our Ben Sherman wholesale business in the United Kingdom will decline compared to the same periods in the prior year as we continue to reposition the brand, but we expect that this decline will be partially offset by sales increases in our retail operations and in our operations outside of the United Kingdom and United States.
     Lanier Clothes reported a decrease in net sales of $3.4 million, or 10.7%. The decrease was primarily due to the weak demand in the tailored clothing market. This weak demand resulted in lower unit sales and lower average selling price per unit in the second quarter of fiscal 2008. We expect that this sluggish market will continue through the end of fiscal 2008.
     Oxford Apparel reported a decrease in net sales of $3.0 million, or 5.0%. The decrease in net sales was anticipated in connection with the strategy we implemented in the latter part of fiscal 2007 to focus on key product categories and exit underperforming lines of business. Unit sales increased by 0.9% and the average selling price per unit decreased by 5.8% due to changes in product mix as we focused on key product categories. We anticipate that sales in the remainder of fiscal 2008 will be lower than the prior year as we continue to focus on key product categories and exit certain lines of business.
     Gross profit decreased 6.2% in the second quarter of fiscal 2008. The decrease was due to lower sales, as described above and lower gross margins. Gross margins decreased to 41.9% of net sales during the second quarter of fiscal 2008 from 42.1% in the prior period. The decrease in gross margins was primarily due to the restructuring charges impacting net sales and cost of goods sold in Lanier Clothes, Oxford Apparel and Corporate and Other totaling approximately $3.1 million, partially offset by the increased proportion of Tommy Bahama and Ben Sherman sales, which generally have higher gross margins than our Lanier Clothes and Oxford Apparel businesses. Gross margins for Tommy Bahama and Ben Sherman improved compared to the three months ended August 3, 2007.
     Our gross profit may not be directly comparable to those of our competitors, as statement of earnings classifications of certain expenses may vary by company.
     SG&A, expenses were flat in the second quarter of fiscal 2008. SG&A was 38.6% of net sales in the second quarter of fiscal 2008 compared to 36.4% in the three months ended August 3, 2007. Restructuring charges included in SG&A of approximately $2.5 million in Lanier Clothes and increased expenses associated with operating additional Tommy Bahama and Ben Sherman retail stores were offset by reductions in employment and other costs and the resolution of a contingent liability. The increase in SG&A as a percentage of net sales was due to the reduction in net sales, as discussed above.
     Amortization of intangible assets increased $2.7 million or 207.9% in the second quarter of fiscal 2008. The increase was due to $3.3 million of impairment charges related to the Arnold Brant and Solitude intangible assets in Lanier Clothes and Oxford Apparel, respectively. These charges were partially offset by a decrease in amortization expense as amortization is typically greater in the earlier periods following an acquisition.
     Royalties and other operating income increased 13.6% in the second quarter of fiscal 2008. The increase was primarily due to the sale of a trademark by Oxford Apparel during the second quarter of fiscal 2008.
     Operating income decreased 51.8% in the second quarter of fiscal 2008 primarily due to the changes discussed below.
     Tommy Bahama reported a $2.8 million, or 13.4%, decrease in operating income. The decrease was primarily due to the higher SG&A expenses associated with operating additional retail stores in the second quarter of fiscal 2008 and an increase in marketing and advertising costs of approximately $0.7 million as well as the lower sales resulting from the impact of the current economic conditions.
     Ben Sherman reported a $0.6 million, or 37.9%, increase in operating loss. The increase in operating loss was primarily due to lower sales in our United Kingdom and United States wholesale businesses in the second quarter of fiscal 2008, as discussed above. The decline in sales in the United Kingdom and the United States wholesale businesses were partially offset by increased earnings in markets outside of the United Kingdom and United States.
     Lanier Clothes reported a $9.2 million, or 418.5%, increase in operating loss. The increase in operating loss was primarily due to the $9.2 million of restructuring charges associated with our decision to exit the Nautica and O Oscar licensed businesses and the restructuring of our Arnold Brant business. These charges include costs associated with the disposal of inventory, payments related to license termination, the impairment of the intangible assets associated with the Arnold Brant business, severance costs and the impairment of certain property, plant and equipment. Approximately $1.9 million of inventory charges for Lanier Clothes were reversed in Corporate & Other as part of LIFO accounting.
     Oxford Apparel reported a $0.7 million, or 21.7%, increase in operating income. The increase was attributable to decreased employment costs and the resolution of a contingent liability partially offset by decreased gross profit and the impairment charge for the Solitude intangible assets and certain inventory disposal costs associated with exiting the Solitude business. The decrease in gross profit was due to the decrease in sales as we continue to focus on key product categories and exit certain lines of business.
     The Corporate and Other operating loss decreased 85.9%. The decrease in the operating loss was primarily due to the impact of LIFO accounting, including a $1.9 million reversal of certain restructuring charges recognized in Lanier Clothes, and lower corporate SG&A.
     Interest expense, net increased 17.9% in the second quarter of fiscal 2008. The increase in interest expense was primarily due to a higher average debt outstanding during the period. The higher average debt outstanding was primarily a result of our $60 million accelerated share repurchase program which was funded in November 2007, our final earn-out payment in August 2007 for the Tommy Bahama acquisition and our acquisition of Tommy Bahama’s third-party buying agent on February 1, 2008, each of which was funded through borrowings under our Prior Credit Agreement. These borrowings were partially offset by cash flow from operating activities and reductions in working capital subsequent to August 3, 2007.
     Income taxes were at an effective tax rate of 27% for the second quarter of fiscal 2008 compared to 24% for the three months ended August 3, 2007. The rates for both periods were impacted by certain discrete items which may not be present in future periods. The second quarter of fiscal 2008 was impacted by lower projected earnings for the year resulting from the restructuring charges recognized in the second quarter of fiscal 2008 while the three months ended August 3, 2007 benefited from the reversal of a deferred tax liability in association with a change in our assertion regarding our initial investment in a foreign subsidiary which is now considered permanently reinvested. We believe that our annual effective tax rate for fiscal 2008, before the impact of any discrete items, will be approximately 32%. However, that rate may change as the impact of certain permanent items on our tax rate will change if net earnings vary from our expectations.
     Diluted net earnings per common share decreased to $0.09 in the second quarter of fiscal 2008 from $0.49, primarily due to the restructuring charges and other unusual items discussed above and the continued impact of the current economic conditions. Diluted net earnings per common share was also impacted by the reduction in the weighted average shares outstanding during the period as a result of our receipt of approximately 1.9 million and 0.6 million shares of our common stock in November 2007 and May 2008, respectively.
FIRST SIX MONTHS OF FISCAL 2008 COMPARED TO SIX MONTHS ENDED AUGUST 3, 2007
     The discussion below compares our operating results for the first six months of fiscal 2008 to the six months ended August 3, 2007. Each percentage change provided below reflects the change between these periods unless indicated otherwise.
     Net sales decreased $33.5 million, or 6.2%, in the first six months of fiscal 2008 compared to the six months ended August 3, 2007 primarily as a result of the changes discussed below.
     Tommy Bahama reported a decrease in net sales of $4.9 million, or 2.0%. The decrease was primarily due to a reduction in net sales at wholesale and in our existing owned retail stores resulting from the difficult retail environment. This decrease in wholesale sales and existing store retail sales was partially offset by increased retail sales at our retail stores opened on or after February 3, 2007, which was the first day of the six months ended August 3, 2007, and sales through Tommy Bahama’s e-commerce website which commenced in October 2007. Unit sales decreased 7.1% due to the difficult retail environment at our own retail stores and our wholesale customers’ stores during the first half of fiscal 2008. The average selling price per unit increased by 4.5%, as sales at our retail stores and our e-commerce sales, both of which have higher sales prices than wholesale, represented a greater proportion of total Tommy Bahama sales.
     Ben Sherman reported a decrease in net sales of $6.7 million, or 8.8%. The decrease in net sales was primarily due to lower sales in our United Kingdom wholesale business as we continue to reposition the brand in fiscal 2008 and in our United States wholesale business partially due to reduced off-price sales and our exit from the Evisu apparel business. These declines were partially offset by increased sales at our retail stores and increased sales in markets outside of the United Kingdom and United States. During the first half of fiscal 2008, unit sales for Ben Sherman declined by 9.3% due primarily to the decline in the United Kingdom and United States wholesale businesses. The average selling price per unit increased 0.5%, resulting primarily from a larger percentage of total Ben Sherman sales being sales at our retail stores partially offset by a decrease in the average selling price per unit in the United States wholesale business due to the three months ended August 3, 2007 including higher average price per unit Evisu sales.
     Lanier Clothes reported a decrease in net sales of $7.3 million, or 9.9%. The decrease was primarily due to weak demand in the tailored clothing market. This weak demand resulted in a decrease in unit sales of 8.7% and a decrease in the average selling price per unit of 1.3% during the first half of fiscal 2008.
     Oxford Apparel reported a decrease in net sales of $12.7 million, or 9.1%. The decrease in net sales was anticipated in connection with the strategy we implemented in the latter part of fiscal 2007 to focus on key product categories and exit underperforming lines of business. Unit sales decreased by 6.3% as a result of the exit of certain lines of business, and the average selling price per unit decreased by 3.1% due to changes in product mix.
     Gross profit decreased 4.7% in the first six months of fiscal 2008. The decrease was due to lower sales, as described above, partially offset by higher gross margins. Gross margins increased to 42.3% of net sales during the first half of fiscal 2008 from 41.6% in the six months ended August 3, 2007. The increase was primarily due to the increased proportion of Tommy Bahama and Ben Sherman sales, which generally have higher gross margins than our Lanier Clothes and Oxford Apparel businesses partially offset by the $3.1 million of restructuring charges in

Lanier Clothes, Oxford Apparel and Corporate and Other. Gross margins for Tommy Bahama and Ben Sherman improved compared to the six months ended August 3, 2007.
     Our gross profit may not be directly comparable to those of our competitors, as income statement of earnings classifications of certain expenses may vary by company.
     SG&A, increased 3.3% in the first six months of fiscal 2008. SG&A was 37.5% of net sales in the first six months of fiscal 2008 compared to 34.0% in the six months ended August 3, 2007. The increase in SG&A was primarily due to the expenses associated with operating additional Tommy Bahama and Ben Sherman retail stores, approximately $3.0 million of additional marketing costs in Tommy Bahama, approximately $0.8 million of additional pre-opening costs primarily related to two new Tommy Bahama café emporiums, and restructuring charges of approximately $2.5 million in Lanier Clothes. These increased costs were partially offset by reductions in employment costs and the resolution of a contingent liability. The increase in SG&A as a percentage of net sales was due to the increase in total SG&A and the reduction in net sales, as discussed above.
     Amortization of intangible assets increased 60.8% in the first six months of fiscal 2008. The increase was due to $3.3 million of impairment charges related to the Arnold Brant and Solitude intangible assets in Lanier Clothes and Oxford Apparel, respectively. These charges were partially offset by a decrease in amortization expense as amortization is typically greater in the earlier periods following an acquisition.
     Royalties and other operating income decreased 9.9% in the first six months of fiscal 2008. The decrease was primarily due to the six months ended August 3, 2007 including a $2.0 million gain related to the sale of our Monroe, Georgia facility by the Oxford Apparel Group. This decrease was partially offset by an increase in royalty income for our brands during the first six months of fiscal 2008 and the sale of a trademark in the second quarter of fiscal 2008.
     Operating income decreased 41.0% in the first six months of fiscal 2008 primarily due to the changes discussed below.
     Tommy Bahama reported a $9.8 million, or 20.7%, decrease in operating income. The decrease was primarily due to reduced sales, as discussed above, and higher SG&A expenses due to operating costs of additional retail stores, additional marketing costs and additional pre-opening costs primarily associated with two new Tommy Bahama café emporiums.
     Ben Sherman reported a $2.0 million, or 859.6%, decrease in operating income. The decrease was primarily due to lower sales in our United Kingdom and United States wholesale businesses, as discussed above. These lower sales in the United Kingdom and the United States wholesale businesses were partially offset by increased earnings in markets outside of the United Kingdom and United States.
     Lanier Clothes reported a $10.6 million increase in operating loss. The increase in operating loss was primarily due to restructuring charges and lower sales. The $9.2 million of restructuring charges were associated with the decision to exit the Nautica and O Oscar licensed businesses and the restructuring of our Arnold Brant business. The restructuring charges include costs associated with disposal of inventory, license termination fees, the impairment of the intangible assets associated with the Arnold Brant business, severance costs and the impairment of certain property, plant and equipment. Approximately $1.9 million of inventory charges for Lanier Clothes were reversed in Corporate & Other as part of LIFO accounting. The lower sales were primarily due to the weak demand for tailored clothing.
     Oxford Apparel reported a $1.3 million, or 12.3%, decrease in operating income. The decrease was primarily attributable to the six months ended August 3, 2007 including a $2.0 million gain related to the sale of our Monroe, Georgia facility by the Oxford Apparel Group in April 2007 and the fiscal 2008 impairment of the Solitude trademark and certain other costs associated with exiting the Solitude business. The current year charges were partially offset by lower employment cost and the resolution of a contingent liability.

     The Corporate and Other operating loss decreased 43.4%. The decrease in the operating loss was primarily due to the impact of LIFO accounting, including a $1.9 million reversal of certain restructuring charges recognized in Lanier Clothes, and lower compensation costs in the current year.
     Interest expense, net increased 17.6% in the first six months of fiscal 2008. The increase in interest expense was primarily due to a higher average debt outstanding during the period. The higher average debt outstanding was primarily a result of our $60 million accelerated share repurchase program which was funded in November 2007, our final earn-out payment in August 2007 for the Tommy Bahama acquisition and our acquisition of Tommy Bahama’s third-party buying agent on February 1, 2008, each of which was funded through borrowings under our Prior Credit Agreement. These borrowings were partially offset by cash flow from operating activities and reductions in working capital subsequent to August 3, 2007.
     Income taxes were at an effective tax rate of 30% for the first six months of fiscal 2008 and for the six months ended August 3, 2007. The rates for both periods were impacted by certain discrete items which may not be present in future periods. The first six months of fiscal 2008 benefited from changes in certain contingency reserves while the six months ended August 3, 2007 benefited from the reversal of a deferred tax liability in association with a change in our assertion regarding our initial investment in a foreign subsidiary which is now considered permanently reinvested. We believe our annual effective tax rate for fiscal 2008, before the impact of any discrete events, will be approximately 32%. However, that rate may change as the impact of certain permanent items on our tax rate will change if net earnings vary from our expectations.
     Diluted net earnings per common share decreased to $0.69 in the first six months of fiscal 2008 from $1.44 in the six months ended August 3, 2007, primarily due to the restructuring charges discussed above and the continued impact of the current economic conditions. This decline in net earnings was partially offset by the reduction in the weighted average shares outstanding during the period as a result of our receipt of approximately 1.9 million and 0.6 million shares of our common stock in November 2007 and May 2008, respectively.
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
     Our primary source of revenue and cash flow is our operating activities in the United States and, to a lesser extent, the United Kingdom. When cash inflows are less than cash outflows, subject to their terms, we also have access to amounts under our U.S. Revolving Credit Agreement (or the Prior Credit Agreement before August 15, 2008) and U.K. Revolving Credit Agreement, each of which are described below. We may seek to finance future capital investment programs through various methods, including, but not limited to, cash flow from operations, borrowings under our current or additional credit facilities and sales of debt or equity securities.
     Our liquidity requirements arise from the funding of our working capital needs, which include inventory, other operating expenses and accounts receivable, funding of capital expenditures, payment of quarterly dividends, repayment of our indebtedness and acquisitions, if any. Our product purchases are often acquired through trade letters of credit which are drawn against our lines of credit at the time of shipment of the products and which reduce the amounts available under our lines of credit when issued.
     Cash and cash equivalents on hand was $5.2 million at August 2, 2008 and $57.0 million at August 3, 2007.
Operating Activities
     During the first six months of fiscal 2008 and the six months ended August 3, 2007, our operations generated $62.1 million and $44.5 million of cash, respectively. The operating cash flows were primarily the result of earnings for the period, adjusted for non-cash activities such as depreciation, amortization and stock compensation expense and changes in our working capital accounts. In the first six months of fiscal 2008 the significant changes in working capital from February 2, 2008 were a decrease in inventory levels and accounts receivable, as discussed below. In the six months ended August 3, 2007, the significant changes in working capital from February 2, 2007 were decreases in inventory and accounts receivables and an increase in other non-current liabilities which were partially offset by a decrease in current liabilities, each as discussed below.

     Our working capital ratio, which is calculated by dividing total current assets by total current liabilities, was 2.2:1 and 2.4:1 at August 2, 2008 and August 3, 2007, respectively. The change from August 3, 2007 was primarily due to the significant reductions in cash and inventory, which was partially offset by the lack of an earn-out being payable at August 2, 2008.
     Receivables were $96.5 million and $99.2 million at August 2, 2008 and August 3, 2007, respectively, representing a decrease of 3%. Days’ sales outstanding for our wholesale accounts receivable was 53 days and 54 days at August 2, 2008 and August 3, 2007, respectively.
     Inventories were $129.9 million and $156.9 million at August 2, 2008 and August 3, 2007, respectively, representing a decrease of 17%. Inventory for Tommy Bahama was comparable to the prior year, even with the additional owned retail stores. Ben Sherman inventory increased due to the timing of in-transit inventory for the fall season. Lanier Clothes inventory decreased significantly in the current year as we have reduced the amount of excess inventories from prior year levels. Inventory levels for Oxford Apparel decreased compared to the prior year, primarily due to inventory reductions in replenishment programs and the exit of certain programs which were partially offset by inventory increases due to new initiatives in our dress shirt business and other key product categories. Our days’ supply of inventory on hand, using FIFO basis, was 105 days and 114 days as of August 2, 2008 and August 3, 2007, respectively, primarily due to the changes in the operating group inventories discussed above.
     Prepaid expenses were $22.0 million and $24.3 million at August 2, 2008 and August 3, 2007, respectively. The decrease in prepaid expenses was primarily due to the timing of payments for certain operating expenses and changes in deferred income taxes resulting from certain timing differences related to employee compensation amounts.
     Current liabilities were $115.5 million and $142.3 million at August 2, 2008 and August 3, 2007, respectively. The decrease in current liabilities was primarily due to August 3, 2007 including an accrual for additional acquisition cost payable of $22.4 million related to the 2003 Tommy Bahama acquisition which was paid in August 2007 as well as decreases in income taxes payable, dividends payable and incentive compensation.
     Other non-current liabilities, which primarily consist of deferred rent and deferred compensation amounts, were $52.7 million and $49.7 million at August 2, 2008 and August 3, 2007, respectively. The increase was primarily due to recognition of additional deferred rent amounts during the 12 months subsequent to August 3, 2007.
     Non-current deferred income taxes were $59.0 million and $69.8 million at August 2, 2008 and August 3, 2007, respectively. The change resulted from the impact of changes in book to tax differences for depreciation, deferred compensation and amortization of intangible assets, the impact of a change in the enacted tax rate in the United Kingdom in 2007 and a distribution from a foreign subsidiary in January 2008.
Investing Activities
     During the first six months of fiscal 2008 investing activities used $12.7 million of cash including $12.3 million for capital expenditures, primarily related to new retail stores and costs associated with our implementation of new integrated financial systems which is currently in process. During the six months ended August 3, 2007, investing activities used $14.6 million of cash. These investing activities included $17.1 million of capital expenditures primarily related to new retail stores, which were partially offset by $2.5 million of proceeds from the sale of our Monroe, Georgia facility in April 2007.
     Non-current assets, including property, plant and equipment, goodwill, intangible assets and other non-current assets, increased from August 3, 2007 to August 2, 2008 primarily as a result of our acquisition of Tommy Bahama’s third-party buying agent on February 1, 2008 for approximately $35 million and capital expenditures for our new retail stores. These increases were partially offset by depreciation related to our property, plant and equipment, impairment, amortization of certain intangible assets and amortization of deferred financing costs subsequent to August 3, 2007.

Financing Activities
     During the first six months of fiscal 2008, financing activities used $59.4 million of cash. The cash flow provided by our operating activities in excess of cash flows used in investing activities and the three quarterly dividends paid totaling $8.7 million were used to repay amounts outstanding under our U.S. Revolver.
     During the six months ended August 3, 2007, financing activities used $3.8 million of cash. We paid two quarterly dividends totaling $6.4 million during the six month period which was partially offset by cash received related to the exercise of employee stock options during the six month period totaling $2.6 million.
     On September 8, 2008, our board of directors approved a cash dividend of $0.18 per share payable on October 31, 2008 to shareholders of record as of the close of business on October 15, 2008. As we have for each quarter since we became a public company in July 1960, we expect to pay dividends in future quarters. However, we may discontinue or modify dividend payments at any time if we determine that other uses of our capital, including but not limited to, payment of outstanding debt, repurchases of outstanding shares or funding of future acquisitions, may be in our best interest; if our expectations of future cash flows and future cash needs outweigh the ability to pay a dividend; or if the terms of our credit facilities or other debt instruments limit our ability to pay dividends. We may borrow to fund dividends in the short-term based on our expectation of operating cash flows in future periods subject to the terms and conditions of our credit facilities and other debt instruments. All cash flow from operations will not necessarily be paid out as dividends in all periods.
     Debt, including short term debt was $221.6 million and $199.7 million as of August 2, 2008 and August 3, 2007, respectively. The increase was primarily due to the borrowings under our Prior Credit Agreement to fund our $60 million share repurchase program, the payment in August 2007 of the final earn-out payment of approximately $22 million related to the 2003 Tommy Bahama acquisition and our acquisition of Tommy Bahama’s third-party buying agent on February 1, 2008 for approximately $35 million. These increases in borrowings were partially offset by cash flow from operating activities subsequent to August 3, 2007.
Liquidity and Capital Resources
     The table below provides a description of our significant financing arrangements and the amounts outstanding under these financing arrangements (in thousands) as of August 2, 2008:

August 2, 2008

$280 million U.S. Secured Revolving Credit Facility (“Prior Credit Agreement”), which accrues interest (5.0% at August 2, 2008), unused line fees and letter of credit fees based upon a pricing grid which is tied to certain debt ratios, requires interest payments monthly with principal due at maturity (July 2009) and is collateralized by substantially all of the assets of Oxford Industries, Inc. and its consolidated domestic subsidiaries(1)	$19,100

£12 million Senior Secured Revolving Credit Facility (“U.K. Revolving Credit Agreement”), which accrues interest at the bank’s base rate plus 1.00% (6.00% at August 2, 2008), requires interest payments monthly with principal payable on demand or at maturity (July 2008) and is collateralized by substantially all of the United Kingdom assets of Ben Sherman (2)	3,027

$200 million Senior Unsecured Notes (“Senior Unsecured Notes”), which accrue interest at 8.875% (effective interest rate of 9.0%) and require interest payments semi-annually on June 1 and December 1 of each year, require payment of principal at maturity (June 2011), are subject to certain prepayment penalties and are guaranteed by our consolidated domestic subsidiaries	200,000

Unamortized discount on Senior Unsecured Notes	(496)

Total debt	221,631

Short-term debt and current maturities of long-term debt	(3,027)

Long-term debt, less short-term debt and current maturities of long-term debt	$218,604

(1)	$19.1 million of the amount outstanding under the Prior Credit Agreement was classified as long-term debt. The amount classified as long-term debt represents the minimum amount we anticipate being outstanding under the Prior Credit Agreement or subsequent to August 15, 2008 the U.S. Revolving Credit Agreement during fiscal 2008.

(2)	In August 2008, the U.K. Revolving Credit Agreement was extended until August 2009, which increased the interest rate to base rate plus 1.35% with all other terms remaining consistent with the previous agreement.
U.S. Revolving Credit Agreement
     Subsequent to the end of the second quarter of fiscal 2008, on August 15, 2008, we entered into a Second Amended and Restated Credit Agreement (the “U.S. Revolving Credit Agreement”). The parties to the U.S. Revolving Credit Agreement are Oxford Industries, Inc. and Tommy Bahama Group, Inc., as the borrowers (the “Borrowers”), certain of our subsidiaries as guarantors (the “Guarantors”), the financial institutions party thereto as lenders, the financial institutions party thereto as issuing banks, and SunTrust Bank as administrative agent (the “Administrative Agent”). The U.S. Revolving Credit Agreement amends and restates our Amended and Restated Credit Agreement, dated as of July 28, 2004, as amended (the “Prior Credit Agreement”), among Oxford Industries, Inc., certain of our domestic subsidiaries as borrowers or guarantors, certain financial institutions party thereto as lenders, certain financial institutions party thereto as the issuing banks and SunTrust Bank, as administrative agent.
     The U.S. Revolving Credit Agreement provides for a revolving credit facility which may be used to refinance existing funded debt, to fund working capital, to fund future acquisitions and for general corporate purposes. The material terms of the U.S. Revolving Credit Agreement are as follows:
•	The U.S. Revolving Credit Agreement provides for a revolving credit facility of up to $175 million, which may be increased by up to $100 million by us subject to certain conditions. The Prior Credit Agreement provided for a revolving credit facility of up to $280 million.

•	The total amount of availability under the U.S. Revolving Credit Agreement is limited to a borrowing base consisting of specified percentages of eligible categories of assets. The Administrative Agent has certain discretion to determine eligibility and to establish reserves with respect to the calculation of borrowing base availability.

•	We may request base rate advances or LIBOR advances. Base rate advances accrue interest at floating rates equal to the higher of (i) SunTrust Bank’s prime lending rate or (ii) the federal funds rate plus 50 basis points. LIBOR advances accrue interest at LIBOR plus an applicable margin. We are also charged fees for letters of credit which are issued under the U.S. Revolving Credit Agreement. The applicable margin on LIBOR advances and the letter of credit fees are determined from a pricing grid which is based on the average unused availability under the U.S. Revolving Credit Agreement. Interest rate margins on LIBOR advances and standby letter of credit fees range from 175 basis points to 225 basis points, while the letter of credit fees for trade letters of credit range from 100 basis points to 150 basis points. Unused line fees are calculated at a per annum rate of 30 basis points.

•	Our obligations under the U.S. Revolving Credit Agreement are secured by a first priority security interest in the Borrowers’ and the Guarantors’ accounts receivable (other than royalty payments in respect of trademark licenses), inventory, investment property (including the equity interests of certain subsidiaries), general intangibles (other than trademarks, trade names and related rights), deposit accounts, inter-company obligations, equipment, goods, documents, contracts, books and records and other personal property.

•	The U.S. Revolving Credit Facility contains a financial covenant that applies only if unused availability under the U.S. Revolving Credit Agreement is less than the greater of (i) $26.25 million or (ii) 15% of the total revolving commitments for three consecutive business days. In such case, our fixed charge coverage ratio for the immediately preceding twelve fiscal months for which financial statements have been delivered may not be less than 1.0 to 1.0. This financial covenant continues to apply until we have maintained unused availability under the U.S. Revolving Credit Agreement of more than the greater of (i) $26.25 million or (ii) 15% of the total revolving commitments for thirty consecutive days.

•	The U.S. Revolving Credit Agreement contains a number of customary affirmative covenants regarding, among other things, the delivery of financial and other information to the Administrative Agent and other lenders, maintenance of records, compliance with law, maintenance of property and insurance and conduct of business.

•	The U.S. Revolving Credit Agreement also contains certain negative covenants, including, among other things, covenants that limit our ability to (i) incur debt, (ii) guaranty certain obligations, (iii) incur liens, (iv) pay dividends to shareholders or repurchase shares of our common stock, (v) make investments, (vi) sell assets or stock of subsidiaries, (vii) acquire assets or businesses, (viii) merge or consolidate with other companies, or (ix) prepay, retire, repurchase or redeem debt.

•	The U.S. Revolving Credit Agreement generally is scheduled to mature on August 15, 2013 as compared to the Prior Credit Agreement which had a maturity date of July 28, 2009.
     The above description of the U.S. Revolving Credit Agreement is not complete and is qualified in its entirety by the actual terms of the U.S. Revolving Credit Agreement and the related Amended and Restated Pledge and Security Agreement, attached as Exhibits 10.1 and 10.2, respectively, to our Form 8-K filed with the SEC on August 19, 2008.
     On August 15, 2008, we had approximately $102 million in unused availability under the U.S. Revolving Credit Agreement. As a result of amending and restating the Prior Credit Agreement, during the third quarter of fiscal 2008 we anticipate writing off approximately $0.9 million of unamortized financing costs incurred in connection with the Prior Credit Agreement.
     Our credit facilities are used to finance trade letters of credit and standby letters of credit, as well as to provide funding for other operating activities and acquisitions. As of August 2, 2008, approximately $28.4 million of trade letters of credit and other limitations on availability were outstanding against our Prior Credit Agreement and U.K. Revolving Credit Agreement.
     Our Prior Credit Agreement included and our Senior Unsecured Notes include certain debt covenant restrictions requiring us or our subsidiaries to maintain certain financial ratios that we believe are customary for similar facilities. As of August 2, 2008, we were compliant with all financial covenants related to our debt agreements.
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
     The Senior Unsecured Notes are subject to redemption at any time, at our option, in whole or in part, on not less than 30 nor more than 60 days’ prior notice. During the period from June 1, 2008 through May 31, 2009, the amount paid at redemption would be equal to 102.219% of the aggregate principal amount of the Senior Unsecured Notes to be redeemed together with accrued and unpaid interest, if any, to the date of redemption. Subsequent to June 1, 2009, the amount paid at redemption would be equal to 100.000% of the aggregate principal amount of the Senior Unsecured Notes to be redeemed together with accrued and unpaid interest, if any, to the date of redemption. Additionally, if we determine that the market price of the Senior Unsecured Notes is appropriate and we have sufficient availability under our U.S. Revolving Credit Agreement, we may repurchase a portion of the Senior Unsecured Notes on the open market.

     Our debt-to-total-capitalization ratio was 35%, 40% and 30% at August 2, 2008, February 2, 2008 and August 3, 2007, respectively. The change in this ratio from August 3, 2007 was primarily a result of increased borrowings to fund our $60 million share repurchase program, the payment of the final earn-out for the 2003 Tommy Bahama acquisition in August 2007 and our acquisition of Tommy Bahama’s third-party buying agent on February 1, 2008 as well as the reduction in total capital as a result of the $60 million share repurchase program. Our debt level and ratio of debt-to- total-capitalization in future years may not be comparable to historical amounts as we continuously assess and periodically make changes to our capital structure and may make additional acquisitions, investments, changes to our debt facilities or repurchases of shares in the future. On September 8, 2008, our board of directors authorized the repurchase by us of up to 0.5 million shares of our common stock.
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
     If appropriate investment opportunities arise that exceed the availability under our existing credit facilities, we believe that we will be able to fund such acquisitions through additional or refinanced debt facilities or the issuance of additional equity. However, our ability to obtain additional borrowings or refinance our credit facilities will depend on many factors, including the prevailing market conditions, our financial condition and our ability to negotiate favorable terms and conditions. There is no assurance that financing would be available on terms that are acceptable or favorable to us, if at all. At maturity of the U.S. Revolving Credit Agreement, the U.K. Revolving Credit Agreement and the Senior Unsecured Notes, we anticipate that we will be able to refinance the facilities and debt with terms available in the market at that time.
     Our contractual obligations as of August 2, 2008 have not changed significantly from the contractual obligations outstanding at February 2, 2008 other than the amendment to the Prior Credit Agreement, changes in the amounts outstanding under our credit facilities, amounts outstanding pursuant to letters of credit (each as discussed above) and new leases entered into for additional retail stores, none of which occurred outside the ordinary course of business.
     Our anticipated capital expenditures for fiscal 2008 are expected to be approximately $25 million, including $12.3 million incurred during the first six months of fiscal 2008. These expenditures primarily relate to the continued expansion of our Tommy Bahama and Ben Sherman retail operations and the implementation of new integrated financial systems.
Off Balance Sheet Arrangements
     We have not entered into agreements which meet the SEC’s definition of an off balance sheet financing arrangement, other than operating leases, and have made no financial commitments to, or guarantees with respect to any unconsolidated subsidiaries or special purpose entities.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
     The discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to bad debts, inventories, intangible assets, income taxes, stock compensation expense, contingencies and litigation and certain other accrued expenses. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies and estimates are discussed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-KT for the eight-month transition period ended February 2, 2008. There have not been any significant changes to the application of our critical accounting policies and estimates during fiscal 2008.
SEASONALITY
     Although our various product lines are sold on a year-round basis, the demand for specific products or styles may be seasonal. For example, the demand for Tommy Bahama and golf products is higher in the spring and summer seasons. Generally, our products are sold to our wholesale customers prior to each of the retail selling seasons, including spring, summer, fall and holiday. As the timing of product shipments and other events affecting retail businesses may vary, results for any particular quarter may not be indicative of results for the full year. The percentage of net sales by quarter for the twelve months ended February 2, 2008 was 27%, 23%, 26% and 24%, respectively, and the percentage of earnings before income taxes by quarter for the twelve months ended February 2, 2008 was 40%, 18%, 28% and 14%, respectively. We do not believe this distribution is indicative of the distribution in future years, as the last three quarters of the twelve months ended February 2, 2008 were impacted by the weak economic environment which has continued in fiscal 2008.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We are exposed to certain interest rate, foreign currency, trade policy, commodity and inflation risks as discussed in Part II. Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Form 10-KT for the eight-month transition period ended February 2, 2008. There have not been any significant changes in our exposure to these risks during fiscal 2008.
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
     There have not been any changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the second quarter of fiscal 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     In the ordinary course of business, we may become subject to litigation or claims. We are not currently a party to any litigation or regulatory action that we believe could reasonably be expected to have a material adverse effect on our financial position, results of operations or cash flows.
ITEM 1A. RISK FACTORS
     We believe that an investor should carefully consider the factors discussed in Part I. Item 1A. Risk Factors in our Form 10-KT for the eight-month transition period ended February 2, 2008, which are not the only risks facing our company. During fiscal 2008, there have been no material changes to the risk factors described in our Form 10-KT for the eight-month transition period ended February 2, 2008. If any of the risks described in our Form 10-KT, or other risks or uncertainties not currently known to us or that we currently deem to be immaterial, actually occur, our business, financial condition or operating results could suffer.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)	During the second quarter of fiscal 2008, we did not make any unregistered sales of our securities.

(c)	The table below summarizes our stock repurchases during the second quarter of fiscal 2008.

			Total Number of	Maximum Number of
			Shares Purchased as	Shares That May Yet
			Part of Publicly	be Purchased Under
	Total Number of	Average Price	Announced Plans or	the Plans or
Fiscal Month	Shares Purchased	Paid per Share	Programs	Programs

May (5/4/08-5/31/08) (1)	558,400	$24.03	—	—
June (6/1/08-7/5/08) (2)	14,875	$25.76	—	—
July (7/6/08-8/2/08)	—	—	—	—

Total	573,275	$24.07	—	—

(1)	On November 8, 2007, we entered into a $60 million capped accelerated share repurchase agreement with Bank of America, N.A., an unrelated third party. On November 8, 2007 we made a payment of $60 million to Bank of America that was funded by borrowings under our U.S. Revolver. We received an initial delivery of approximately 1.9 million shares in November 2007 pursuant to the repurchase agreement. We received an additional 558,000 shares in May 2007 pursuant to the repurchase agreement upon completion of the program. The average price paid per shares for the 2.5 million shares purchased pursuant to the program was $24.03. We will not receive any additional shares in the future pursuant to this share repurchase program.

(2)	We have certain stock incentive plans as described in Note 7 to our consolidated financial statements included Form 10-KT for the eight month transition period ended February 2, 2008, all of which are publicly announced plans. Under the plans, we can repurchase shares from employees to cover the employee tax liabilities related to the exercise of stock options or the vesting of previously restricted shares. All shares repurchased in June 2008 were purchased pursuant to these stock incentive plans.
     On September 8, 2008, our board of directors authorized the repurchase by us of up to 0.5 million shares of our common stock.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     Our 2008 annual meeting of shareholders was held on June 16, 2008. A total of 14,888,295 of our shares were represented in person or by proxy at the meeting. This represented 90.74% of our 16,408,324 shares issued, outstanding and entitled to vote at such meeting. At our 2008 annual meeting of shareholders:
a.	The shareholders elected each of Cecil D. Conlee, J. Reese Lanier and Dennis M. Love as a Class I director to hold office until the annual meeting of shareholders held in 2011 and until his successor is elected and qualified. The vote tabulation for individual directors was as follows:

Director	For	Against	Abstain
Cecil D. Conlee	14,565,480	314,400	8,415
J. Reese Lanier	14,524,301	357,789	6,205
Dennis M. Love	14,654,040	225,320	8,935
In addition to the Class I directors noted above, J. Hicks Lanier and Clarence H. Smith will continue as Class II directors who will hold office until our annual meeting of shareholders in 2009 and until their respective successors are elected and qualified and George C. Guynn, Helen B. Weeks and E. Jenner Wood III will continue as Class III directors who will hold office until our annual meeting of shareholders in 2010 and until their respective successors are elected and qualified.

b.	The shareholders re-approved the Oxford Industries, Inc. Executive Performance Incentive Plan and ratified the appointment of Ernst & Young LLP as our independent registered public accounting firm. The vote tabulation for each of these proposals was as follows:

Proposal		For	Against	Abstain	Broker Non-Vote

2	Re-Approval of the Oxford Industries, Inc. Executive Performance Incentive Plan	14,600,677	259,906	27,712	N/A

3	Ratification of Appointment of Independent Registered Public Accounting Firm	14,849,712	21,070	17,513	N/A
The text of the above proposals is incorporated by reference to Proposals 2 and 3, respectively, of our definitive proxy statement, dated May 9, 2008, filed with the SEC on May 13, 2008.
ITEM 5. OTHER INFORMATION
     None

ITEM 6. EXHIBITS
3(a)	Restated Articles of Incorporation of Oxford Industries, Inc. Incorporated by reference to Exhibit 3.1 to the Oxford Industries, Inc. Form 10-Q for the fiscal quarter ended August 29, 2003.

3(b)	Bylaws of Oxford Industries, Inc., as amended. Incorporated by reference to Exhibit 3(b) to the Oxford Industries, Inc. Form 10-KT filed on April 1, 2008.

10(a)	Employment Offer Letter to Terry R. Pillow.* +

31.1	Section 302 Certification by Principal Executive Officer.*

31.2	Section 302 Certification by Principal Financial Officer.*

32	Section 906 Certification by Principal Executive Officer and Principal Financial Officer.*

*	Filed herewith.

+	Exhibit is a management contract or compensatory plan or arrangement.
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

September 10, 2008	OXFORD INDUSTRIES, INC. (Registrant)
/s/ K. Scott Grassmyer
K. Scott Grassmyer
Senior Vice President, Chief Financial Officer and Controller (Authorized Signatory and Principal Financial Officer)