Form 10-Q
period 2008-11-01
OXFORD INDUSTRIES INC
filed 2008-12-10
CIK 75288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended NOVEMBER 1, 2008
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of shares outstanding
Title of each class	as of December 5, 2008

Common Stock, $1 par value	15,848,216

OXFORD INDUSTRIES, INC.
INDEX TO FORM 10-Q
For the third quarter of fiscal 2008

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS
     Our Securities and Exchange Commission filings and public announcements may include forward-looking statements about future events. Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “will” and similar expressions identify forward-looking statements, which generally are not historical in nature. We intend for all forward-looking statements contained herein, in our press releases or on our website, and all subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf, to be covered by the safe harbor provisions for forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (which Sections were adopted as part of the Private Securities Litigation Reform Act of 1995). Important assumptions relating to these forward-looking statements include, among others, assumptions regarding the duration and severity of the current economic conditions and the impact on consumer demand and spending, demand for our products, timing of shipments requested by our wholesale customers, expected pricing levels, competitive conditions, the timing and cost of planned capital expenditures, expected synergies in connection with acquisitions and joint ventures, costs of products and raw materials we purchase, expected outcomes of pending or potential litigation and regulatory actions, and disciplined execution by key management. Forward-looking statements reflect our current expectations, based on currently available information, and are not guarantees of performance. Although we believe that the expectations reflected in such forward-looking statements are reasonable, these expectations could prove inaccurate as such statements involve risks and uncertainties, many of which are beyond our ability to control or predict. Should one or more of these risks or uncertainties, or other risks or uncertainties not currently known to us or that we currently deem to be immaterial, materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Important factors relating to these risks and uncertainties include, but are not limited to, those described in Part I, Item 1A. Risk Factors contained in our Form 10-KT for the eight-month transition period ended February 2, 2008, as updated by Part II, Item 1A. Risk Factors in this report and those described from time to time in our future reports filed with the Securities and Exchange Commission.
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

Fiscal 2009	52 weeks ending January 30, 2010
Fiscal 2008	52 weeks ending January 31, 2009
Eight-month transition period ended February 2, 2008	35 weeks and one day ended February 2, 2008
12 months ended February 2, 2008	52 weeks and one day ended February 2, 2008
Fiscal 2007	52 weeks ended June 1, 2007

Fourth quarter of fiscal 2008	13 weeks ending January 31, 2009
Third quarter of fiscal 2008	13 weeks ended November 1, 2008
Second quarter of fiscal 2008	13 weeks ended August 2, 2008
First quarter of fiscal 2008	13 weeks ended May 3, 2008

Three months ended February 2, 2008	13 weeks and one day ended February 2, 2008
Three months ended November 2, 2007	13 weeks ended November 2, 2007
Three months ended August 3, 2007	13 weeks ended August 3, 2007
Three months ended May 4, 2007	13 weeks ended May 4, 2007

First nine months of fiscal 2008	39 weeks ended November 1, 2008
Nine months ended November 2, 2007	39 weeks ended November 2, 2007

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
OXFORD INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)
(in thousands, except per share amounts)

	Third	Three Months	First Nine	Nine Months
	Quarter	Ended	Months	Ended
	Fiscal 2008	November 2,	Fiscal 2008	November 2,
		2007		2007

Net sales	$244,186	$286,325	$747,648	$823,332
Cost of goods sold	150,557	174,078	441,039	487,514

Gross profit	93,629	112,247	306,609	335,818

Selling, general and administrative expenses	84,637	92,843	273,243	275,340
Amortization of intangible assets	692	1,227	5,538	4,240

	85,329	94,070	278,781	279,580
Royalties and other operating income	4,584	4,999	13,123	14,476

Operating income	12,884	23,176	40,951	70,714
Interest expense, net	6,437	5,521	18,754	15,997

Earnings before income taxes	6,447	17,655	22,197	54,717
Income taxes	1,672	3,984	6,432	15,215

Net earnings	$4,775	$13,671	$15,765	$39,502

Net earnings per common share:
Basic	$0.31	$0.77	$1.01	$2.22
Diluted	$0.31	$0.76	$1.00	$2.20

Weighted average common shares outstanding:
Basic	15,489	17,820	15,682	17,777
Dilutive impact of options and restricted shares	92	125	91	182

Diluted	15,581	17,945	15,773	17,959

Dividends declared per common share	$0.18	$0.18	$0.54	$0.54
See accompanying notes.

OXFORD INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except par amounts)

	November 1,	February 2,	November 2,
	2008	2008	2007

ASSETS
Current Assets:
Cash and cash equivalents	$8,034	$14,912	$11,959
Receivables, net	119,960	105,561	156,424
Inventories, net	108,622	158,925	155,762
Prepaid expenses	21,120	18,701	21,979

Total current assets	257,736	298,099	346,124
Property, plant and equipment, net	93,348	92,502	90,190
Goodwill, net	248,569	257,921	225,039
Intangible assets, net	208,315	230,933	236,932
Other non-current assets, net	26,928	30,817	32,004

Total Assets	$834,896	$910,272	$930,289

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Trade accounts payable and other accrued expenses	$89,242	$101,123	$95,357
Accrued compensation	14,972	14,485	16,359
Income taxes payable	—	20	2,656
Dividends payable	—	2,889	3,236
Short-term debt and current maturities of long-term debt	16,038	37,900	416

Total current liabilities	120,252	156,417	118,024
Long-term debt, less current maturities	219,548	234,414	221,570
Other non-current liabilities	50,562	50,909	51,671
Non-current deferred income taxes	54,416	60,984	66,699
Commitments and contingencies
Shareholders’ Equity:
Preferred stock, $1.00 par value; 30,000 authorized and none issued and outstanding at November 1, 2008; February 2, 2008; and November 2, 2007	—	—	—
Common stock, $1.00 par value; 60,000 authorized and 15,866 issued and outstanding at November 1, 2008; 16,049 issued and outstanding at February 2, 2008; and 17,978 issued and outstanding at November 2, 2007	15,866	16,049	17,978
Additional paid-in capital	87,465	85,224	84,651
Retained earnings	300,867	293,212	348,311
Accumulated other comprehensive (loss) income	(14,080)	13,063	21,385

Total shareholders’ equity	390,118	407,548	472,325

Total Liabilities and Shareholders’ Equity	$834,896	$910,272	$930,289

See accompanying notes.

OXFORD INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

		Nine Months
	First Nine	Ended
	Months	November 2,
	Fiscal 2008	2007

Cash Flows From Operating Activities:
Net earnings	$15,765	$39,502
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation	15,006	13,322
Amortization of intangible assets	5,538	4,240
Amortization of deferred financing costs and bond discount	2,572	1,859
Stock compensation expense	2,629	1,212
Loss on sale of property, plant and equipment	416	701
Equity income from unconsolidated entities	(875)	(476)
Deferred income taxes	(1,556)	(6,548)
Changes in working capital:
Receivables	(17,779)	(47,633)
Inventories	47,086	11,355
Prepaid expenses	(3,490)	1,459
Current liabilities	(7,781)	(17,132)
Other non-current assets	3,997	(1,933)
Other non-current liabilities	(242)	9,272

Net cash provided by (used in) operating activities	61,286	9,200
Cash Flows From Investing Activities:
Acquisitions, net of cash acquired, and investment in unconsolidated entity	(666)	(22,081)
Purchases of property, plant and equipment	(17,280)	(25,378)
Proceeds from sale of property, plant and equipment	16	2,956

Net cash provided by (used in) investing activities	(17,930)	(44,503)
Cash Flows From Financing Activities:
Repayment of financing arrangements	(266,952)	(71,997)
Proceeds from financing arrangements	230,430	94,185
Deferred financing costs paid	(1,665)	—
Proceeds from issuance of common stock including tax benefits	264	3,924
Dividends on common stock	(11,557)	(9,632)

Net cash provided by (used in) financing activities	(49,480)	16,480

Net change in cash and cash equivalents	(6,124)	(18,823)
Effect of foreign currency translation on cash and cash equivalents	(754)	320
Cash and cash equivalents at the beginning of period	14,912	30,462

Cash and cash equivalents at the end of period	$8,034	$11,959

See accompanying notes.

OXFORD INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THIRD QUARTER OF FISCAL 2008
1.	Basis of Presentation: The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States. We believe the accompanying unaudited condensed consolidated financial statements reflect all normal, recurring adjustments that are necessary for a fair presentation of our financial position and results of operations as of the date and for the periods presented. Results of operations for the interim periods presented are not necessarily indicative of results to be expected for our fiscal year primarily due to the impact of the restructuring charges and other unusual items described in note 6 which do not occur evenly throughout the year and the seasonality of our business. The accounting policies applied during the interim periods presented are consistent with the significant accounting policies described in our Form 10-KT for the eight-month transition period ended February 2, 2008. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included in our Form 10-KT for the eight-month transition period ended February 2, 2008.

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

We have determined that certain foreign currency exchange contracts are the only financial assets and liabilities measured at fair value on a recurring basis (at least annually) within the scope of SFAS 157 that are included in our consolidated financial statements. Although we have had forward foreign currency exchange contracts outstanding at certain times during fiscal 2008, as of November 1, 2008 we had no forward foreign currency exchange contracts outstanding. Refer to Note 1 included in our Form 10-KT for the eight-month transition period ended February 2, 2008 for additional information about our practices relating to forward foreign currency exchange contracts.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” (“SFAS 159”). We adopted SFAS 159 in the first quarter of fiscal 2008. SFAS 159 permits entities to choose to measure eligible items in the balance sheet at fair value at specified election dates with the unrealized gains and losses recognized in net earnings. We did not elect to change the measurement of any items in our balance sheet to fair value upon adoption; therefore the adoption of SFAS 159 did not have an impact on our financial statements.

2.	Inventories: The components of inventories as of the dates specified are summarized as follows (in thousands):

	November 1,	February 2,	November 2,
	2008	2008	2007

Finished goods	$129,339	$171,685	$168,868
Work in process	7,187	10,142	7,268
Fabric, trim and supplies	11,146	16,912	18,910
LIFO reserve	(39,050)	(39,814)	(39,284)

Total	$108,622	$158,925	$155,762

3.	Comprehensive Income: Comprehensive income, which reflects the effects of foreign currency translation adjustments, is calculated as follows for the periods presented (in thousands):

		Three Months		Nine Months
		Ended	First Nine	Ended
	Third Quarter	November 2,	Months Fiscal	November 2,
	Fiscal 2008	2007	2008	2007

Net earnings	$4,775	$13,671	$15,765	$39,502
Gain (loss) on foreign currency translation, net of tax	(26,418)	3,306	(27,143)	11,961

Comprehensive income	$(21,643)	$16,977	$(11,378)	$51,463

4.	Operating Group Information: Our business is operated through our four operating groups: Tommy Bahama, Ben Sherman, Lanier Clothes and Oxford Apparel. We identify our operating groups based on the way our management organizes the components of our business for purposes of allocating resources and assessing performance. The leader of each operating group reports directly to our Chief Executive Officer. Corporate and Other is a reconciling category for reporting purposes and includes our corporate offices, substantially all financing activities, LIFO inventory accounting adjustments and other costs that are not allocated to the operating groups. Corporate and Other includes a LIFO reserve of $39.1 million, $39.8 million and $39.3 million as of November 1, 2008, February 2, 2008 and November 2, 2007, respectively. For further information on our operating groups, see Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report and Part I, Item 1. Business in our Form 10-KT for the eight-month transition period ended February 2, 2008.

The table below presents certain information about our operating groups (in thousands).

		Three Months	First	Nine Months
	Third Quarter	Ended	Nine Months	Ended
	Fiscal 2008	November 2,	Fiscal 2008	November 2,
		2007		2007

Net Sales
Tommy Bahama	$83,726	$102,960	$324,991	$349,086
Ben Sherman	38,235	46,668	107,317	122,418
Lanier Clothes	44,314	52,861	111,185	127,079
Oxford Apparel	78,082	83,348	204,790	222,801
Corporate and Other	(171)	488	(635)	1,948

Total	$244,186	$286,325	$747,648	$823,332

Depreciation
Tommy Bahama	$4,009	$3,181	$11,677	$9,686
Ben Sherman	584	664	1,760	1,902
Lanier Clothes	138	200	712	627
Oxford Apparel	226	255	682	816
Corporate and Other	66	89	175	291

Total	$5,023	$4,389	$15,006	$13,322

Amortization of Intangible Assets
Tommy Bahama	$355	$542	$1,064	$1,895
Ben Sherman	327	614	1,047	2,130
Lanier Clothes	—	30	2,267	90
Oxford Apparel	10	41	1,160	125

Total	$692	$1,227	$5,538	$4,240

Operating Income
Tommy Bahama	$689	$11,310	$38,315	$58,750
Ben Sherman	3,242	5,595	1,495	5,825
Lanier Clothes	4,482	2,618	(6,894)	1,865
Oxford Apparel	7,346	7,376	16,409	17,710
Corporate and Other	(2,875)	(3,723)	(8,374)	(13,436)

Total Operating Income	$12,884	$23,176	$40,951	$70,714
Interest Expense, net	6,437	5,521	18,754	15,997

Earnings Before Income Taxes	$6,447	$17,655	$22,197	$54,717

	November 1,	February 2,	November 2,
	2008	2008	2007

Assets
Tommy Bahama	$509,769	$519,291	$483,631
Ben Sherman	172,765	208,829	226,076
Lanier Clothes	70,750	83,208	101,514
Oxford Apparel	86,916	102,253	112,390
Corporate and Other	(5,304)	(3,309)	6,678

Total	$834,896	$910,272	$930,289

5.	Accelerated Share Repurchase Program: As discussed in our Form 10-KT for the eight-month transition period ended February 2, 2008 and our Form 10-Q’s for the first and second quarters of fiscal 2008, on November 8, 2007, we entered into a $60 million accelerated share repurchase agreement with Bank of America, N.A. On November 8, 2007, we made a payment of $60 million to Bank of America that was funded by borrowings under our Prior Credit Agreement (as defined in Note 7 below). Bank of America made an initial delivery to us of approximately 1.9 million shares during November 2007 and a final delivery during May 2008 of approximately 0.6 million shares upon completion of the program. We acquired approximately 2.5 million shares at a price of $24.03 per share.

6.	Restructuring Charges and Other Unusual Items: During the second quarter of fiscal 2008, we incurred approximately $8.9 million of charges related to the impact of restructuring in our Lanier Clothes and Oxford Apparel operating groups. In addition to these restructuring charges recognized in the second quarter of fiscal 2008, we recognized other unusual items totaling a charge of $0.3 million in Lanier Clothes and a net benefit of $1.2 million in Oxford Apparel, substantially all of which charge and benefit is reflected in selling, general and administrative expenses, or SG&A.

Lanier Clothes incurred restructuring charges totaling approximately $9.2 million primarily associated with our decision to exit from certain license agreements relating to the Nautica® and O OscarTM brands and the restructuring of our Arnold Brant® business. These charges include costs associated with the disposal of the inventory, payments related to license termination, the impairment of intangible assets associated with the Arnold Brant business, severance costs and the impairment of certain property, plant and equipment. Approximately $2.5 million and $2.2 million of these charges were recorded in SG&A and amortization of intangible assets, respectively, with the remaining charges being recognized in net sales and cost of goods sold. Substantially all cash charges are anticipated to be paid prior to the end of fiscal 2008. Approximately $1.9 million of the $9.2 million of charges for Lanier Clothes were reversed in cost of goods sold in Corporate & Other as part of LIFO.

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

During the third quarter of fiscal 2008, we incurred an additional $0.6 million of restructuring charges, primarily consisting of severance costs as we continue to focus on reducing overhead within all operating groups and a write-off of approximately $0.9 million of unamortized financing costs as discussed in Note 7 below. We anticipate incurring approximately $1.0 million of additional restructuring charges in the fourth quarter of fiscal 2008.

7.	U.S. Revolving Credit Agreement: On August 15, 2008, we entered into a Second Amended and Restated Credit Agreement (the “U.S. Revolving Credit Agreement”). The parties to the U.S. Revolving Credit Agreement are Oxford Industries, Inc. and Tommy Bahama Group, Inc., as the borrowers (the “Borrowers”), certain of our subsidiaries as guarantors (the “Guarantors”), the financial institutions party thereto as lenders, the financial institutions party thereto as issuing banks, and SunTrust Bank as administrative agent (the “Administrative Agent”). The U.S. Revolving Credit Agreement amended and restated our Amended and Restated Credit Agreement dated as of July 28, 2004, as previously amended (the “Prior Credit Agreement”), among Oxford Industries, Inc., certain of our domestic subsidiaries as borrowers or guarantors, certain financial institutions party thereto as lenders, certain financial institutions party thereto as the issuing banks and SunTrust Bank, as administrative agent.

The U.S. Revolving Credit Agreement provides for a revolving credit facility which may be used to refinance existing funded debt, to fund working capital, to fund future acquisitions and for general corporate purposes. The material terms of the U.S. Revolving Credit Agreement are as follows:
•	The U.S. Revolving Credit Agreement provides for a revolving credit facility of up to $175 million, which may be increased by up to $100 million by us subject to certain conditions. The Prior Credit Agreement provided for a revolving credit facility of up to $280 million.

•	The total amount of availability under the U.S. Revolving Credit Agreement is limited to a borrowing base consisting of specified percentages of eligible categories of assets. The Administrative Agent has certain discretion to determine eligibility and to establish reserves with respect to the calculation of borrowing base availability.

•	We may request base rate advances or LIBOR advances. Base rate advances accrue interest at floating rates equal to the higher of (i) SunTrust Bank’s prime lending rate or (ii) the federal funds rate plus 50 basis points. LIBOR advances accrue interest at LIBOR plus an applicable margin. We are also charged fees for letters of credit which are issued under the U.S. Revolving Credit Agreement. The applicable margin on LIBOR advances and the letter of credit fees are determined from a pricing grid which is based on the average unused availability under the U.S. Revolving Credit Agreement. Interest rate margins on LIBOR advances and standby letter of credit fees range from 175 basis points to 225 basis points, while the letter of credit fees for trade letters of credit range from 100 basis points to 150 basis points. Unused line fees are calculated at a per annum rate of 30 basis points.

•	Our obligations under the U.S. Revolving Credit Agreement are secured by a first priority security interest in the Borrowers’ and the Guarantors’ accounts receivable (other than royalty payments in respect of trademark licenses), inventory, investment property (including the equity interests of certain subsidiaries), general intangibles (other than trademarks, trade names and related rights), deposit accounts, inter-company obligations, equipment, goods, documents, contracts, books and records and other personal property.

•	The U.S. Revolving Credit Facility contains a financial covenant that applies only if unused availability under the U.S. Revolving Credit Agreement is less than the greater of (i) $26.25 million or (ii) 15% of the total revolving commitments for three consecutive business days. In such case, our fixed charge coverage ratio must not be less than 1.0 to 1.0 for the immediately preceding 12 fiscal months for which financial statements have been delivered. This financial covenant continues to apply until we have maintained unused availability under the U.S. Revolving Credit Agreement of more than the greater of (i) $26.25 million or (ii) 15% of the total revolving commitments for thirty consecutive days.

•	The U.S. Revolving Credit Agreement contains a number of customary affirmative covenants regarding, among other things, the delivery of financial and other information to the Administrative Agent and other lenders, maintenance of records, compliance with law, maintenance of property, insurance and conduct of business.

•	The U.S. Revolving Credit Agreement also contains certain negative covenants, including, among other things, covenants that limit our ability to (i) incur debt, (ii) guaranty certain obligations, (iii) incur liens, (iv) pay dividends to shareholders or repurchase shares of our common stock, (v) make investments, (vi) sell assets or stock of subsidiaries, (vii) acquire assets or businesses, (viii) merge or consolidate with other companies, or (ix) prepay, retire, repurchase or redeem debt.

•	The U.S. Revolving Credit Agreement generally is scheduled to mature on August 15, 2013 as compared to the Prior Credit Agreement which had a maturity date of July 28, 2009.
The above description of the U.S. Revolving Credit Agreement is not complete and is qualified in its entirety by the actual terms of the U.S. Revolving Credit Agreement and the related Amended and Restated Pledge and Security Agreement, attached as Exhibits 10.1 and 10.2, respectively, to our Form 8-K filed with the SEC on August 19, 2008.

As a result of amending and restating the U.S. Revolving Credit Agreement during the third quarter of fiscal 2008, we wrote off approximately $0.9 million of unamortized financing costs incurred in connection with the Prior Credit Agreement.

8.	Consolidating Financial Data of Subsidiary Guarantors: Our $200 million Senior Unsecured Notes (“Senior Unsecured Notes”) are guaranteed by our wholly owned domestic subsidiaries (“Subsidiary Guarantors”). All guarantees are full and unconditional. For consolidated financial reporting purposes, non-guarantors consist of our subsidiaries which are organized outside of the United States. We use the equity method with respect to investments in subsidiaries included in other non-current assets in our condensed consolidating financial statements. Set forth below are our unaudited condensed consolidating balance sheets as of November 1, 2008, February 2, 2008, and November 2, 2007; our unaudited condensed consolidating statements of earnings for the third quarter of fiscal 2008, the first nine months of fiscal 2008, the three months ended November 2, 2007 and the nine months ended November 2, 2007; and our unaudited condensed consolidating statements of cash flows for the first nine months of fiscal 2008 and the nine months ended November 2, 2007 (in thousands).
OXFORD INDUSTRIES, INC.
UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEETS
November 1, 2008

	Oxford		Subsidiary
	Industries	Subsidiary	Non-	Consolidating	Consolidated
	(Parent)	Guarantors	Guarantors	Adjustments	Total

ASSETS
Cash and cash equivalents	$6,400	$892	$742	$—	$8,034
Receivables, net	60,813	38,009	30,315	(9,177)	119,960
Inventories	33,432	62,812	14,097	(1,719)	108,622
Prepaid expenses	8,195	8,844	4,081	—	21,120

Total current assets	108,840	110,557	49,235	(10,896)	257,736
Property, plant and equipment, net	9,181	78,640	5,527	—	93,348
Goodwill, net	1,847	168,932	77,790	—	248,569
Intangible assets, net	76	131,515	76,724	—	208,315
Other non-current assets, net	813,500	150,406	35,277	(972,255)	26,928

Total Assets	$933,444	$640,050	$244,553	$(983,151)	$834,896

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities	$52,041	$46,357	$30,793	$(8,939)	$120,252
Long-term debt, less current portion	219,548	—	—	—	219,548
Non-current liabilities	275,153	(223,522)	108,077	(109,146)	50,562
Non-current deferred income taxes	(3,416)	36,411	21,421	—	54,416
Total shareholders’/invested equity	390,118	780,804	84,262	(865,066)	390,118

Total Liabilities and Shareholders’ Equity	$933,444	$640,050	$244,553	$(983,151)	$834,896

OXFORD INDUSTRIES, INC.
UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEETS
February 2, 2008

	Oxford		Subsidiary
	Industries	Subsidiary	Non-	Consolidating	Consolidated
	(Parent)	Guarantors	Guarantors	Adjustments	Total

ASSETS
Cash and cash equivalents	$2,100	$1,050	$11,762	$—	$14,912
Receivables, net	52,599	38,244	20,763	(6,045)	105,561
Inventories	64,896	76,462	18,826	(1,259)	158,925
Prepaid expenses	6,595	8,475	3,631	—	18,701

Total current assets	126,190	124,231	54,982	(7,304)	298,099
Property, plant and equipment, net	7,933	77,652	6,917	—	92,502
Goodwill, net	1,847	168,932	87,142	—	257,921
Intangible assets, net	1,235	134,846	94,852	—	230,933
Other non-current assets, net	825,252	150,142	70,673	(1,015,250)	30,817

Total Assets	$962,457	$655,803	$314,566	$(1,022,554)	$910,272

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities	$78,518	$54,268	$29,066	$(5,435)	$156,417
Long-term debt, less current portion	234,414	—	—	—	234,414
Non-current liabilities	246,261	(197,557)	111,564	(109,359)	50,909
Non-current deferred income taxes	(4,284)	38,910	26,358	—	60,984
Total shareholders’/invested equity	407,548	760,182	147,578	(907,760)	407,548

Total Liabilities and Shareholders’ Equity	$962,457	$655,803	$314,566	$(1,022,554)	$910,272

OXFORD INDUSTRIES, INC.
UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEETS
November 2, 2007

	Oxford		Subsidiary
	Industries	Subsidiary	Non-	Consolidating	Consolidated
	(Parent)	Guarantors	Guarantors	Adjustments	Total

ASSETS
Cash and cash equivalents	$3,718	$1,145	$7,096	$—	$11,959
Receivables, net	78,309	50,791	33,395	(6,071)	156,424
Inventories	68,503	71,222	17,378	(1,341)	155,762
Prepaid expenses	7,492	9,299	5,188	—	21,979

Total current assets	158,022	132,457	63,057	(7,412)	346,124
Property, plant and equipment, net	8,592	74,655	6,943	—	90,190
Goodwill, net	1,847	168,932	54,260	—	225,039
Intangible assets, net	1,278	135,417	100,237	—	236,932
Other non-current assets, net	795,589	149,981	1,355	(914,921)	32,004

Total Assets	$965,328	$661,442	$225,852	$(922,333)	$930,289

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities	$41,053	$55,471	$27,201	$(5,701)	$118,024
Long-term debt, less current portion	221,570	—	—	—	221,570
Non-current liabilities	234,554	(182,186)	108,451	(109,148)	51,671
Non-current deferred income taxes	(4,174)	43,104	27,769	—	66,699
Total shareholders’/invested equity	472,325	745,053	62,431	(807,484)	472,325

Total Liabilities and Shareholders’ Equity	$965,328	$661,442	$225,852	$(922,333)	$930,289

OXFORD INDUSTRIES, INC.
UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS
Third Quarter Fiscal 2008

	Oxford		Subsidiary
	Industries	Subsidiary	Non-	Consolidating	Consolidated
	(Parent)	Guarantors	Guarantors	Adjustments	Total

Net sales	$120,087	$96,584	$42,153	$(14,638)	$244,186
Cost of goods sold	94,253	46,819	18,117	(8,632)	150,557

Gross profit	25,834	49,765	24,036	(6,006)	93,629
Selling, general and administrative	16,590	56,607	18,224	(6,092)	85,329
Royalties and other income	2	3,119	1,723	(260)	4,584

Operating income	9,246	(3,723)	7,535	(174)	12,884
Interest (income) expense, net	6,935	(2,814)	2,316	—	6,437
Income from equity investment	4,494	—	—	(4,494)	—

Earnings before income taxes	6,805	(909)	5,219	(4,668)	6,447
Income taxes (benefit)	1,917	(1,131)	947	(61)	1,672

Net earnings	$4,888	$222	$4,272	$(4,607)	$4,775

First Nine Months Fiscal 2008

	Oxford		Subsidiary
	Industries	Subsidiary	Non-	Consolidating	Consolidated
	(Parent)	Guarantors	Guarantors	Adjustments	Total

Net sales	$310,481	$355,692	$116,406	$(34,931)	$747,648
Cost of goods sold	245,934	161,670	50,226	(16,791)	441,039

Gross profit	64,547	194,022	66,180	(18,140)	306,609
Selling, general and administrative	55,266	184,449	58,128	(19,062)	278,781
Royalties and other income	539	9,053	4,912	(1,381)	13,123

Operating income	9,820	18,626	12,964	(459)	40,951
Interest (income) expense, net	20,453	(8,875)	7,176	—	18,754
Income from equity investment	25,015	—	—	(25,015)	—

Earnings before income taxes	14,382	27,501	5,788	(25,474)	22,197
Income taxes (benefit)	(1,681)	6,862	1,412	(161)	6,432

Net earnings	$16,063	$20,639	$4,376	$(25,313)	$15,765

OXFORD INDUSTRIES, INC.
UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS
Three Months Ended November 2, 2007

	Oxford		Subsidiary
	Industries	Subsidiary	Non-	Consolidating	Consolidated
	(Parent)	Guarantors	Guarantors	Adjustments	Total

Net sales	$132,930	$115,548	$48,968	$(11,121)	$286,325
Cost of goods sold	102,081	53,346	21,743	(3,092)	174,078

Gross profit	30,849	62,202	27,225	(8,029)	112,247
Selling, general and administrative	23,785	56,370	22,228	(8,313)	94,070
Royalties and other income	—	2,788	2,727	(516)	4,999

Operating income	7,064	8,620	7,724	(232)	23,176
Interest (income) expense, net	6,640	(3,574)	2,433	22	5,521
Income from equity investment	14,647	1	—	(14,648)	—

Earnings before income taxes	15,071	12,195	5,291	(14,902)	17,655
Income taxes (benefit)	1,238	2,890	(53)	(91)	3,984

Net earnings	$13,833	$9,305	$5,344	$(14,811)	$13,671

Nine Months Ended November 2, 2007

	Oxford		Subsidiary
	Industries	Subsidiary	Non-	Consolidating	Consolidated
	(Parent)	Guarantors	Guarantors	Adjustments	Total

Net sales	$342,212	$386,707	$124,854	$(30,441)	$823,332
Cost of goods sold	264,247	175,375	55,222	(7,330)	487,514

Gross profit	77,965	211,332	69,632	(23,111)	335,818
Selling, general and administrative	68,819	170,620	63,952	(23,811)	279,580
Royalties and other income	2,148	8,452	5,237	(1,361)	14,476

Operating income	11,294	49,164	10,917	(661)	70,714
Interest (income) expense, net	19,085	(10,039)	6,883	68	15,997
Income from equity investment	47,819	(1)	—	(47,818)	—

Earnings before income taxes	40,028	59,202	4,034	(48,547)	54,717
Income taxes (benefit)	49	17,435	(2,017)	(252)	15,215

Net earnings	$39,979	$41,767	$6,051	$(48,295)	$39,502

OXFORD INDUSTRIES, INC.
UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
First Nine Months Fiscal 2008

	Oxford		Subsidiary
	Industries	Subsidiary	Non-	Consolidating	Consolidated
	(Parent)	Guarantors	Guarantors	Adjustments	Total

Cash Flows From Operating Activities:
Net cash (used in) provided by operating activities	$20,801	$42,844	$(2,144)	$(215)	$61,286
Cash Flows from Investing Activities:
Investment in unconsolidated entity	—	(628)	(38)	—	(666)
Purchases of property, plant and equipment	(2,656)	(13,680)	(944)	—	(17,280)
Proceeds from sale of property, plant and equipment	16	—	—	—	16

Net cash (used in) provided by investing activities	(2,640)	(14,308)	(982)	—	(17,930)
Cash Flows from Financing Activities:
Change in debt	(38,762)	(1)	2,241	—	(36,522)
Deferred financing costs paid	(1,665)	—	—	—	(1,665)
Proceeds from issuance of common stock	281	(17)	—	—	264
Change in inter-company payable	31,884	(28,676)	(3,423)	215	—
Dividends on common stock	(5,599)	—	(5,958)	—	(11,557)

Net cash (used in) provided by financing activities	(13,861)	(28,694)	(7,140)	215	(49,480)

Net change in Cash and Cash Equivalents	4,300	(158)	(10,266)	—	(6,124)
Effect of foreign currency translation	—	—	(754)	—	(754)
Cash and Cash Equivalents at the Beginning of Period	2,100	1,050	11,762	—	14,912

Cash and Cash Equivalents at the End of Period	$6,400	$892	$742	$—	$8,034

OXFORD INDUSTRIES, INC.
UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Nine Months Ended November 2, 2007

	Oxford		Subsidiary
	Industries	Subsidiary	Non-	Consolidating	Consolidated
	(Parent)	Guarantors	Guarantors	Adjustments	Total

Cash Flows From Operating Activities:
Net cash (used in) provided by operating activities	$(34,217)	$47,002	$(2,704)	$(881)	$9,200
Cash Flows from Investing Activities:
Acquisitions, net of cash acquired, and investment in unconsolidated entity	(21,562)	(519)	—	—	(22,081)
Purchases of property, plant and equipment	(590)	(23,032)	(1,756)	—	(25,378)
Proceeds from sale of property, plant and equipment	2,956	—	—	—	2,956

Net cash (used in) provided by investing activities	(19,196)	(23,551)	(1,756)	—	(44,503)
Cash Flows from Financing Activities:
Change in debt	22,200	(12)	—	—	22,188
Proceeds from issuance of common stock	3,924	—	(613)	613	3,924
Change in inter-company payable	15,957	(22,992)	4,678	2,357	—
Dividends on common stock	(9,632)	—	—	—	(9,632)

Net cash (used in) provided by financing activities	32,449	(23,004)	4,065	2,970	16,480

Net change in Cash and Cash Equivalents	(20,964)	447	(395)	2,089	(18,823)
Effect of foreign currency translation	—	—	320	—	320
Cash and Cash Equivalents at the Beginning of Period	24,682	698	7,171	(2,089)	30,462

Cash and Cash Equivalents at the End of Period	$3,718	$1,145	$7,096	$—	$11,959

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
     Fiscal 2008 has been a challenging time for the retail and apparel industry as a result of the weak economic conditions which began in the second half of calendar year 2007 and significantly deteriorated further in the third quarter of fiscal 2008. These conditions impacted each of our operating groups, and we expect that challenging economic conditions will continue into fiscal 2009. Therefore, we have continued to plan inventory purchases conservatively, which will limit our sales growth opportunities for the remainder of fiscal 2008 and fiscal 2009. This strategy, however, will also mitigate inventory markdown risk and promotional pressures, while also protecting the integrity of our brands. In the current economic environment, it is important that we continue to focus on maintaining our balance sheet and liquidity by reducing working capital requirements, moderating our capital expenditures for future retail stores and reducing our overhead.
     Diluted net earnings per common share were $0.31 in the third quarter of fiscal 2008 and $0.76 in the three months ended November 2, 2007. The most significant factors impacting our results during the third quarter of fiscal 2008 are discussed below:
•	Tommy Bahama’s operating income decreased $10.6 million, or 93.9%, during the third quarter of fiscal 2008 compared to the three months ended November 2, 2007. The decrease was primarily due to the impact of the current economic environment on sales at our owned retail stores and in our wholesale business and higher SG&A expenses associated with operating additional retail stores. These factors were partially offset by reductions in overhead during the third quarter of fiscal 2008. The third quarter historically has been Tommy Bahama’s weakest quarter at our owned retail stores, but the third quarter of fiscal 2008 was particularly weak as a result of significantly diminished traffic during September and October.

•	Ben Sherman’s operating income decreased $2.4 million, or 42.1%, during the third quarter of fiscal 2008 compared to the three months ended November 2, 2007. The decrease in operating income was primarily due to lower sales in our United Kingdom business as we exited certain lower tier customer accounts that were still active in the three months ended November 2, 2007 as part of our efforts to reposition the brand, the current economic conditions and the impact of the weaker British pound versus the U.S. dollar during the third quarter of fiscal 2008. The impact of the sales decrease in the United Kingdom was partially offset by increased sales in other markets and reductions in overhead.

•	Lanier Clothes’ operating income increased $1.9 million, or 71.2%, during the third quarter of fiscal 2008 compared to the three months ended November 2, 2007. This increase in operating income was primarily attributable to reductions in SG&A. Net sales declined during the third quarter of fiscal 2008 compared to the three months ended November 2, 2007 primarily due to the winding down of the Oscar de la Renta and Nautica licensed businesses, the restructuring of the Arnold Brant business and the impact of the weak demand in the tailored clothing market. The sales decline resulted in a decline in gross profit which was more than offset by the reductions in overhead.

•	Oxford Apparel’s operating income was flat during the third quarter of fiscal 2008 compared to the three months ended November 2, 2007. The third quarter of fiscal 2008 provided lower sales levels due to the current economic conditions and our continued focus on key product categories and lines of business. The impact of the lower sales was offset by a significant reduction in SG&A in the third quarter of fiscal 2008. Also, the same period of the prior year included charges totaling $1.0 million associated with the sale of Oxford Apparel’s last owned manufacturing facility.

•	Corporate and Other’s operating loss decreased $0.8 million, or 22.8%, in the third quarter of fiscal 2008 compared to the three months ended November 2, 2007. This decrease in operating loss was primarily due to the impact of lower corporate SG&A.
ACCELERATED SHARE REPURCHASE PROGRAM
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
U.S. REVOLVING CREDIT AGREEMENT
     On August 15, 2008, we amended and restated the Prior Credit Agreement. The U.S. Revolving Credit Agreement provides for a revolving credit facility which may be used to refinance existing funded debt, to fund working capital, to fund future acquisitions and for general corporate purposes. The U.S. Revolving Credit Agreement provides for a revolving credit facility of up to $175 million, which may be increased by up to $100 million by us subject to certain conditions, and is scheduled to mature August 15, 2013. The Prior Credit Agreement provided for a revolving credit facility of up to $280 million and was scheduled to mature in July 2009. See Note 7 to our unaudited condensed consolidated financial statements included in this report for further information regarding our U.S. Revolving Credit Agreement including limitations on the borrowing base, interest rates on advances, security for the facility, and financial, affirmative and negative covenants. As a result of amending and restating the U.S. Revolving Credit Agreement during the third quarter of fiscal 2008 we wrote off approximately $0.9 million of unamortized financing costs incurred in connection with the Prior Credit Agreement.
RESULTS OF OPERATIONS
     The following table sets forth the line items in our consolidated statements of earnings (in thousands) and the percentage change during the third quarter of fiscal 2008 as compared to the three months ended November 2, 2007 and the first nine months of fiscal 2008 compared to the nine months ended November 2, 2007. Individual line items of our consolidated statements of earnings may not be directly comparable to those of our competitors, as statement of earnings classification of certain expenses may vary by company.

		Three			Nine
		Months			Months
	Third	Ended		First Nine	Ended
	Quarter	November 2,	Percent	Months	November 2,	Percent
	Fiscal 2008	2007	Change	Fiscal 2008	2007	Change

Net sales	$244,186	$286,325	(14.7%)	$747,648	$823,332	(9.2%)
Cost of goods sold	150,557	174,078	(13.5%)	441,039	487,514	(9.5%)

Gross profit	93,629	112,247	(16.6%)	306,609	335,818	(8.7%)
Selling, general and administrative expenses	84,637	92,843	(8.8%)	273,243	275,340	(0.8%)
Amortization of intangible assets	692	1,227	(43.6%)	5,538	4,240	30.6%
Royalties and other operating income	4,584	4,999	(8.3%)	13,123	14,476	(9.3%)

Operating income	12,884	23,176	(44.4%)	40,951	70,714	(42.1%)
Interest expense, net	6,437	5,521	16.6%	18,754	15,997	17.2%

Earnings before income taxes	6,447	17,655	(63.5%)	22,197	54,717	(59.4%)
Income taxes	1,672	3,984	(58.0%)	6,432	15,215	(57.7%)

Net earnings	$4,775	$13,671	(65.1%)	$15,765	$39,502	(60.1%)

     The following table sets forth the line items in our consolidated statements of earnings as a percentage of net sales. We have calculated all percentages based on actual data, but columns may not add due to rounding.

	Percent of Net Sales
		Three			Nine
		Months			Months
	Third	Ended		First Nine	Ended
	Quarter	November 2,		Months	November 2,
	Fiscal 2008	2007		Fiscal 2008	2007

Net sales	100.0%	100.0%		100.0%	100.0%
Cost of goods sold	61.7%	60.8%		59.0%	59.2%

Gross profit	38.3%	39.2%		41.0%	40.8%
Selling, general and administrative expenses	34.7%	32.4%		36.5%	33.4%
Amortization of intangible assets	0.3%	0.4%		0.7%	0.5%
Royalties and other operating income	1.9%	1.7%		1.8%	1.8%

Operating income	5.3%	8.1%		5.5%	8.6%
Interest expense, net	2.6%	1.9%		2.5%	1.9%

Earnings before income taxes	2.6%	6.2%		3.0%	6.6%
Income taxes	0.7%	1.4%		0.9%	1.8%

Net earnings	2.0%	4.8%		2.1%	4.8%

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
     Tommy Bahama designs, sources and markets collections of men’s and women’s sportswear and related products. Tommy Bahama® products can be found in our own retail stores and on our Tommy Bahama e-commerce website as well as in certain department stores and independent specialty stores throughout the United States. The target consumers of Tommy Bahama are affluent 35 and older men and women who embrace a relaxed and casual approach to daily living. We also license the Tommy Bahama name for a wide variety of product categories.
     Ben Sherman is a London-based designer, marketer and distributor of branded sportswear and footwear. Ben Sherman® was established in 1963 as an edgy, young men’s, “Mod”-inspired shirt brand and has evolved into a British lifestyle brand of apparel and footwear targeted at youthful-thinking men and women ages 19 to 35 throughout the world. We offer a full Ben Sherman sportswear collection, as well as tailored clothing, footwear and accessories. Our Ben Sherman products can be found in certain department stores and a variety of independent specialty stores, as well as in our owned and licensed Ben Sherman retail stores and on our Ben Sherman e-commerce websites. We also license the Ben Sherman name to third parties for various product categories.
     Lanier Clothes designs and markets branded and private label men’s suits, sportcoats, suit separates and dress slacks across a wide range of price points. Certain Lanier Clothes products are sold using trademarks licensed to us by third parties, including Kenneth Cole®, Dockers®, Geoffrey Beene® and Nautica, although we are exiting the Nautica business as discussed elsewhere in this report. We also offer tailored clothing products under the Arnold Brant and Billy London® trademarks, both of which are brands owned by us. In addition to our branded businesses, we design and source certain private label tailored clothing products. Significant private label brands include Stafford®, Alfani®, Tasso Elba® and Lands’ End®. Our Lanier Clothes products are sold to national chains, department stores, mass merchants, specialty stores, specialty catalog retailers and discount retailers throughout the United States.
     Oxford Apparel produces branded and private label dress shirts, suited separates, sport shirts, casual slacks, outerwear, sweaters, jeans, swimwear, westernwear and golf apparel. We design and source certain private label programs for several customers, including programs for Men’s Wearhouse, Lands’ End, Target, Macy’s Inc. and Sears. Significant owned brands of Oxford Apparel include Oxford Golf®, Ely®, Cattleman® and Cumberland Outfitters®. Oxford Apparel also owns a two-thirds interest in the entity that owns the Hathaway® trademark in the United States and several other countries. Additionally, Oxford Apparel licenses from third parties the right to use the Dockers, United States Polo Association® and Tommy Hilfiger® trademarks for certain apparel products. Our Oxford Apparel products are sold to a variety of department stores, mass merchants, specialty catalog retailers, discount retailers, specialty stores, “green grass” golf merchants and Internet retailers throughout the United States.
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

     The tables below present net sales and operating income information about our operating groups (dollars in thousands).

		Three
		Months			Nine Months
	Third	Ended		First	Ended
	Quarter	November 2,	Percent	Nine Months	November 2,	Percent
	Fiscal 2008	2007	Change	Fiscal 2008	2007	Change

Net Sales
Tommy Bahama	$83,726	$102,960	(18.7%)	$324,991	$349,086	(6.9%)
Ben Sherman	38,235	46,668	(18.1%)	107,317	122,418	(12.3%)
Lanier Clothes	44,314	52,861	(16.2%)	111,185	127,079	(12.5%)
Oxford Apparel	78,082	83,348	(6.3%)	204,790	222,801	(8.1%)
Corporate and Other	(171)	488	(135.0%)	(635)	1,948	(132.6%)

Total	$244,186	$286,325	(14.7%)	$747,648	$823,332	(9.2%)

Operating Income
Tommy Bahama	$689	$11,310	(93.9%)	$38,315	$58,750	(34.8%)
Ben Sherman	3,242	5,595	(42.1%)	1,495	5,825	(74.3%)
Lanier Clothes	4,482	2,618	71.2%	(6,894)	1,865	(469.7%)
Oxford Apparel	7,346	7,376	(0.4%)	16,409	17,710	(7.3%)
Corporate and Other	(2,875)	(3,723)	22.8%	(8,374)	(13,436)	37.7%

Total	$12,884	$23,176	(44.4%)	$40,951	$70,714	(42.1%)

     For further information regarding our operating groups, see Note 4 to our unaudited condensed consolidated financial statements included in this report and Part I, Item 1. Business in our Form 10-KT for the eight-month transition period ended February 2, 2008.
THIRD QUARTER OF FISCAL 2008 COMPARED TO THREE MONTHS ENDED NOVEMBER 2, 2007
     The discussion below compares our operating results for the third quarter of fiscal 2008 to the three months ended November 2, 2007. Each percentage change provided below reflects the change between these periods unless indicated otherwise.
     Net sales decreased $42.1 million, or 14.7%, in the third quarter of fiscal 2008 compared to the three months ended November 2, 2007 primarily as a result of the changes discussed below.
     Tommy Bahama’s net sales decreased by $19.2 million, or 18.7%. The decrease was primarily due to the diminished traffic at our owned retail stores during the third quarter of fiscal 2008 due to the difficult retail environment. Tommy Bahama’s wholesale business was also impacted by the difficult retail environment. This decrease in sales in our existing owned retail stores and in our wholesale business was partially offset by retail sales at our 10 retail stores opened after August 4, 2007, which was the first day of the three months ended November 2, 2007, and e-commerce sales which commenced in October 2007. We operated 79 Tommy Bahama retail stores on November 1, 2008 compared to 72 retail stores on November 2, 2007. Unit sales decreased 23.1% due to the difficult retail environment at our own retail stores and our wholesale customers’ stores during the third quarter of fiscal 2008. The average selling price per unit increased by 3.8%, as sales at our retail stores and our e-commerce sales, both of which have higher average sales prices than wholesale sales, represented a greater proportion of total Tommy Bahama sales in the current year.
     Ben Sherman’s net sales decreased $8.4 million, or 18.1%. The decrease in net sales was primarily due to lower sales in our United Kingdom wholesale business. The lower sales in the United Kingdom were primarily due to our exit from certain lower tier customer accounts that were still active in the three months ended November 2, 2007 as part of our efforts to reposition the brand, the impact of the British pound being 12% weaker compared to the U.S. dollar during the third quarter of fiscal 2008 compared to the prior year and the impact of the current economic environment. These declines were partially offset by increased sales in other markets. During the third quarter of fiscal 2008, unit sales for Ben Sherman declined 19.6% due primarily to the decline in the United Kingdom wholesale business noted above. The average selling price per unit increased 1.9%, primarily due to obtaining higher price points in the current year, partially offset by the impact of the weaker British pound.
     Lanier Clothes’ net sales decreased $8.5 million, or 16.2%. The decrease was primarily due to the winding down of the Oscar de la Renta and Nautica licensed businesses, the restructuring of the Arnold Brant business and the impact of the weak demand in the tailored clothing market. These items resulted in lower unit sales of 8.8% and lower average selling price per unit of 8.1%.
     Oxford Apparel’s net sales decreased $5.3 million, or 6.3%. The decrease in net sales was anticipated in connection with our strategy to focus on key product categories and exit underperforming lines of business, but was also impacted by the current economic conditions. Unit sales decreased by 3.8% primarily due to our exit from certain product categories and the current economic conditions, and the average selling price per unit decreased by 2.6% due to changes in product mix.
     Gross profit decreased $18.6 million, or 16.6%, in the third quarter of fiscal 2008. The decrease was due to lower sales in each operating group as described above, and lower gross margins. Gross margins decreased to 38.3% of net sales during the third quarter of fiscal 2008 from 39.2% in the same period of the prior year. The decrease in gross margins was primarily due to the decreased proportion of Tommy Bahama and Ben Sherman sales in the current year, which generally have higher gross margins than our Lanier Clothes and Oxford Apparel businesses. Gross margins for both the Tommy Bahama and Ben Sherman businesses were flat compared to the same period in the prior year.
     Our gross profit may not be directly comparable to those of our competitors, as statement of earnings classifications of certain expenses may vary by company.
     SG&A expenses decreased $8.2 million, or 8.8%, in the third quarter of fiscal 2008. SG&A was 34.7% of net sales in the third quarter of fiscal 2008 compared to 32.4% in the three months ended November 2, 2007. Reductions in employment and other costs in each operating group were partially offset by increased expenses associated with operating additional Tommy Bahama retail stores and approximately $0.6 million of severance costs in the third quarter of fiscal 2008. The increase in SG&A as a percentage of net sales was due to the reduction in net sales, as discussed above.
     Amortization of intangible assets decreased $0.5 million, or 43.6%, in the third quarter of fiscal 2008. Intangible assets generally have a greater amount of amortization in the earlier periods following an acquisition than in later periods and therefore decrease over time, which is the primary reason for our lower amortization expense.
     Royalties and other operating income decreased $0.4 million, or 8.3%, in the third quarter of fiscal 2008. The decrease was due to decreased royalty income in Ben Sherman partially due to the impact of the weaker British pound during the third quarter of fiscal 2008.
     Operating income decreased $10.3 million, or 44.4%, in the third quarter of fiscal 2008 primarily due to the changes discussed below.
     Tommy Bahama’s operating income decreased $10.6 million, or 93.9%. The decrease was primarily due to the decreased net sales resulting from the difficult retail environment described above. Higher SG&A expenses associated with operating additional retail stores in the third quarter of fiscal 2008 were partially offset by reductions in overhead in other areas, including employee compensation costs.
     Ben Sherman’s operating income decreased $2.4 million, or 42.1%. The decrease in operating income was primarily due to lower sales in our United Kingdom wholesale business, lower royalty income in the third quarter of fiscal 2008 and the weaker British pound during the third quarter of fiscal 2008, each as discussed above. These declines were partially offset by the higher sales in our United States wholesale business and reductions in overhead costs during the third quarter of fiscal 2008.

     Lanier Clothes’ operating income increased $1.9 million, or 71.2%. The increase in operating income was primarily due to reductions to SG&A including reductions in royalty, selling, advertising and employment costs partially offset by the reduction in gross profit from the lower reported sales, as discussed above.
     Oxford Apparel’s operating income was flat in the third quarter of fiscal 2008. The third quarter of fiscal 2008 provided lower sales levels, as discussed above. The impact of the lower sales was offset by a significant reduction in SG&A in the third quarter of fiscal 2008. The same period of the prior year included charges totaling $1.0 million associated with the sale of Oxford Apparel’s last owned manufacturing facility.
     Corporate and Other’s operating loss decreased $0.8 million, or 22.8%. The decrease in the operating loss was primarily due to the impact of lower corporate SG&A.
     Interest expense, net increased $0.9 million, or 16.6%, in the third quarter of fiscal 2008. The increase in interest expense was primarily due to the write off of $0.9 million of unamortized financing costs during the third quarter of fiscal 2008 as a result of our amendment and restatement of our U.S. Revolving Credit Agreement and higher average debt outstanding during the period. The higher average debt outstanding was primarily a result of our $60 million accelerated share repurchase program in November 2007 and our acquisition of Tommy Bahama’s third-party buying agent on February 1, 2008, both of which were initially funded through borrowings under our Prior Credit Agreement. The additional borrowings to fund these two transactions were partially offset by positive cash flow from operating activities and reductions in working capital subsequent to November 2, 2007. The impact on interest expense of the write off of unamortized financing costs and higher average debt outstanding were partially offset by lower interest rates in the third quarter of fiscal 2008.
     Income Taxes were at an effective rate of 26% for the third quarter of fiscal 2008 compared to 23% for the three months ended November 2, 2007. The rates for both periods were impacted by certain items which may not be present in future periods. The third quarter of fiscal 2008 was impacted by lower projected earnings for fiscal 2008 which resulted in favorable permanent differences having a greater impact on the overall tax rate. The three months ended November 2, 2007 benefitted from the change in the enacted tax rate in the United Kingdom. Based on current year earnings projections, we believe that the annual effective tax rate, before the impact of any discrete items, will be approximately 30%. However, that rate may change as the impact of certain permanent items on our tax rate will change if net earnings vary from our expectations.
     Diluted net earnings per common share decreased to $0.31 in the third quarter of fiscal 2008 from $0.76 in the three months ended November 2, 2007, due to the changes in the operating results discussed above, partially offset by the reduction in the weighted average shares outstanding during the period as a result of our receipt of approximately 1.9 million and 0.6 million shares of our common stock in November 2007 and May 2008, respectively.
FIRST NINE MONTHS OF FISCAL 2008 COMPARED TO NINE MONTHS ENDED NOVEMBER 2, 2007
     The discussion below compares our operating results for the first nine months of fiscal 2008 to the nine months ended November 2, 2007. Each percentage change provided below reflects the change between these periods unless indicated otherwise.
     Net sales decreased $75.7 million, or 9.2%, in the first nine months of fiscal 2008 compared to the nine months ended November 2, 2007 primarily as a result of the changes discussed below.
     Tommy Bahama’s net sales decreased $24.1 million, or 6.9%. The decrease was primarily due to a reduction in net sales at wholesale and in our existing owned retail stores resulting from the difficult retail environment, particularly in the third quarter of fiscal 2008. This decrease in wholesale sales and existing store retail sales was partially offset by increased retail sales at our retail stores opened after February 3, 2007, which was the first day of the nine months ended November 2, 2007, and sales on Tommy Bahama’s e-commerce website which commenced in October 2007. Unit sales decreased 11.5% due to the difficult retail environment at our own retail stores and our wholesale customers’ stores during the first nine months of fiscal 2008. The average selling price per unit increased by 3.9%, as sales at our retail stores and our e-commerce sales, both of which have higher sales prices than wholesale, represented a greater proportion of total Tommy Bahama sales.
     Ben Sherman’s net sales decreased $15.1 million, or 12.3%. The decrease in net sales was primarily due to lower sales in our United Kingdom wholesale business and our United States wholesale business. The lower sales in the United Kingdom were primarily due to our exit from certain lower tier customer accounts that were still active in the nine months ended November 2, 2007 as part of our efforts to reposition the brand, the impact of the British pound being 5% weaker during fiscal 2008 compared to the prior year and the impact of the current economic environment. The decrease in our United States wholesale business was partially due to reduced off-price sales in the current year and our exit from the Evisu apparel business during calendar year 2007. These declines were partially offset by increased sales at our owned retail stores and increased sales in markets outside of the United Kingdom and United States. During the first nine months of fiscal 2008, unit sales for Ben Sherman declined by 12.9% due primarily to the decline in the United Kingdom and United States wholesale businesses. The average selling price per unit increased 0.6%, resulting primarily from a larger percentage of total Ben Sherman sales being sales at our retail stores and obtaining higher price points in the current year, which were partially offset by the impact of the weaker British pound.
     Lanier Clothes’ net sales decreased $15.9 million, or 12.5%. The decrease was primarily due to continuing weak demand in the tailored clothing market, the winding down of the Oscar de la Renta and Nautica licensed businesses and the restructuring of the Arnold Brant business in fiscal 2008. These factors resulted in a decrease in unit sales of 8.7% and a decrease in the average selling price per unit of 4.1% during the first nine months of fiscal 2008.
     Oxford Apparel’s net sales decreased $18.0 million, or 8.1%. The decrease in net sales was generally anticipated in connection with our strategy to focus on key product categories and exit underperforming lines of business, but was also impacted by the current economic conditions. Unit sales decreased by 5.4% as a result of the exit of certain lines of business, and the average selling price per unit decreased by 2.8% due to changes in product mix.
     Gross profit decreased $29.2 million, or 8.7%, in the first nine months of fiscal 2008. The decrease was due to lower sales in each operating group, as described above. Gross margins increased to 41.0% of net sales during the first nine months of fiscal 2008 from 40.8% in the nine months ended November 2, 2007. The increase was primarily due to the increased proportion of Tommy Bahama and Ben Sherman sales, which generally have higher gross margins than our Lanier Clothes and Oxford Apparel businesses. Gross margins for both Tommy Bahama and Ben Sherman improved compared to the nine months ended November 2, 2007, which was partially due to a greater proportion of retail sales in the current year.
     Our gross profit may not be directly comparable to those of our competitors, as statement of earnings classifications of certain expenses may vary by company.
     SG&A decreased $2.1 million, or 0.8%, in the first nine months of fiscal 2008. SG&A was 36.5% of net sales in the first nine months of fiscal 2008 compared to 33.4% in the nine months ended November 2, 2007. The decrease in SG&A was primarily due to reductions in employment costs and the resolution of a contingent liability during fiscal 2008. These reductions were partially offset by expenses associated with operating additional Tommy Bahama retail stores in fiscal 2008 and certain restructuring charges incurred in the second quarter and third quarter of fiscal 2008. The increase in SG&A as a percentage of net sales was due to the reduction in net sales, as discussed above.
     Amortization of intangible assets increased $1.3 million, or 30.6%, in the first nine months of fiscal 2008. The increase was primarily due to $3.3 million of impairment charges, taken in the second quarter of fiscal 2008, related to the Arnold Brant and Solitude intangible assets in Lanier Clothes and Oxford Apparel, respectively. These charges were partially offset by a decrease in amortization expense as amortization is typically greater in the earlier periods following an acquisition.
     Royalties and other operating income decreased $1.4 million, or 9.3%, in the first nine months of fiscal 2008. The decrease was primarily due to the nine months ended November 2, 2007 including a $2.0 million gain related to the sale of our Monroe, Georgia facility by the Oxford Apparel Group. This decrease was partially offset by the sale of a trademark in the second quarter of fiscal 2008.
     Operating income decreased $29.8 million, or 42.1%, in the first nine months of fiscal 2008 primarily due to the changes discussed below.
     Tommy Bahama’s operating income decreased $20.4 million, or 34.8%. The decrease was primarily due to reduced sales, as discussed above, and higher SG&A expenses due to operating costs of additional retail stores which were partially offset by reductions in other overhead costs during fiscal 2008.
     Ben Sherman’s operating income decreased $4.3 million, or 74.3%. The decrease was primarily due to lower sales in our United Kingdom and United States wholesale businesses, as discussed above.
     Lanier Clothes’ operating results declined $8.8 million. The decline in operating results was primarily due to restructuring charges incurred in the second quarter of fiscal 2008 and lower sales during fiscal 2008, as discussed above. In the second quarter of fiscal 2008, we incurred restructuring charges totaling $9.2 million associated with our exit from the Nautica and O Oscar licensed businesses and the restructuring of our Arnold Brant business. The restructuring charges include costs associated with disposal of inventory, license termination fees, the impairment of the intangible assets associated with the Arnold Brant business, severance costs and the impairment of certain property, plant and equipment.
     Oxford Apparel’s operating income decreased $1.3 million, or 7.3%. The decrease was primarily attributable to (1) a $2.0 million gain related to the sale of our Monroe, Georgia facility in April 2007 and (2) the second quarter fiscal 2008 impairment of the Solitude trademark and certain other costs associated with exiting the Solitude business. These items were partially offset by (1) a significant reduction in overhead in fiscal 2008, (2) the resolution of a contingent liability in the second quarter of fiscal 2008 and (3) charges totaling $1.0 million associated with the sale of Oxford Apparel’s last owned manufacturing facility in the same period of the prior year.
     The Corporate and Other operating loss decreased 37.7%. The decrease in the operating loss was primarily due to the impact of LIFO accounting and lower employee compensation costs in the current year.
     Interest expense, net increased $2.8 million, or 17.2%, in the first nine months of fiscal 2008. The increase in interest expense was primarily due to a higher average debt outstanding during the period and the write off of $0.9 million of unamortized financing costs as a result of our amendment and restatement of our U.S. Revolving Credit Agreement in August 2008. The higher average debt outstanding was primarily a result of our $60 million accelerated share repurchase program in November 2007 and our acquisition of Tommy Bahama’s third-party buying agent on February 1, 2008, both of which were funded through borrowings under our Prior Credit Agreement. The additional borrowings to fund these two transactions were partially offset by positive cash flow from operating activities and reductions in working capital subsequent to November 2, 2007. The impact on interest expense of the higher average debt outstanding and the write off of unamortized financing costs were partially offset by lower interest rates in the third quarter of fiscal 2008.
     Income Taxes were at an effective rate of 29% for the first nine months of fiscal 2008 and 28% for the nine months ended November 2, 2007. The rates for both periods were impacted by certain items which may not be present in future periods. The first nine months of fiscal 2008 benefitted from lower operating income, which resulted in favorable permanent differences having a greater impact on the overall tax rate. The nine months ended November 2, 2007 benefitted from the reversal of a deferred tax liability in association with a change in our assertion regarding our initial investment in a foreign subsidiary which is now considered permanently reinvested and a change in the enacted tax rate in the United Kingdom.
     Diluted net earnings per common share decreased to $1.00 in the first nine months of fiscal 2008 from $2.20 in the nine months ended November 2, 2007, primarily due to the sales declines resulting from the current economic conditions discussed above, and restructuring charges taken in the second and third quarters of fiscal 2008. This decline in net earnings was partially offset by the reduction in the weighted average shares outstanding during the period as a result of our receipt of approximately 1.9 million and 0.6 million shares of our common stock in November 2007 and May 2008, respectively.
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
     Our liquidity requirements arise from the funding of our working capital needs, which include inventory, other operating expenses and accounts receivable, funding of capital expenditures, payment of quarterly dividends, periodic interest payments related to our financing arrangements, repayment of our indebtedness and acquisitions, if any. Our product purchases are often acquired through trade letters of credit which are drawn against our lines of credit at the time of shipment of the products and which reduce the amounts available under our lines of credit when issued.
     Cash and cash equivalents on hand was $8.0 million at November 1, 2008 and $12.0 million at November 2, 2007.
Operating Activities
     During the first nine months of fiscal 2008 and the nine months ended November 2, 2007, our operations generated $61.3 million and $9.2 million of cash, respectively. The operating cash flows were primarily the result of earnings for the period, adjusted for non-cash activities such as depreciation, amortization and stock compensation expense and changes in our working capital accounts. In the first nine months of fiscal 2008 the significant changes in working capital from February 2, 2008 were a decrease in inventory levels and an increase in accounts receivable, as discussed below. In the nine months ended November 2, 2007, the significant changes in working capital from February 2, 2007 were a decrease in inventory, an increase in accounts receivables, a decrease in accounts payable and an increase in other non-current liabilities, each as discussed below.
     Our working capital ratio, which is calculated by dividing total current assets by total current liabilities, was 2.14:1 and 2.93:1 at November 1, 2008 and November 2, 2007, respectively. The change from November 2, 2007 was primarily due to the significant reductions in accounts receivable and inventory and higher debt levels included in total current liabilities at November 1, 2008.
     Receivables were $120.0 million and $156.4 million at November 1, 2008 and November 2, 2007, respectively, representing a decrease of 23% which was primarily due to lower wholesale sales in the last two months of the third quarter of fiscal 2008 compared to the months of September and October of 2007.
     Inventories were $108.6 million and $155.8 million at November 1, 2008 and November 2, 2007, respectively, representing a decrease of 30%. Inventory for Tommy Bahama was comparable to the prior year, primarily due to a tighter inventory buy in the current year, which offset the inventory necessary to support additional retail stores. Ben Sherman inventory was lower in the current year primarily due to the impact of the weaker British pound. Lanier Clothes inventory levels decreased significantly in the current year as we have reduced the amount of excess inventories from prior year levels and due to the impact of exiting certain business lines, as discussed above. Inventory levels for Oxford Apparel decreased compared to the prior year, primarily due to inventory reductions in replenishment programs and the exit of certain programs. Our days’ supply of inventory on hand, using FIFO basis, was 98 days and 118 days as of November 1, 2008 and November 2, 2007, respectively, primarily due to the changes in the operating group inventories discussed above.
     Prepaid expenses were $21.1 million and $22.0 million at November 1, 2008 and November 2, 2007, respectively. The decrease in prepaid expenses was primarily due to the timing of payments for certain operating expenses and changes in deferred income taxes resulting from certain timing differences related to employee compensation amounts.
     Current liabilities were $120.3 million and $118.0 million at November 1, 2008 and November 2, 2007, respectively. The increase in current liabilities was primarily due to certain outstanding debt being classified as current at November 1, 2008 partially offset by the reductions in payables accounts primarily due to lower inventory levels.
     Other non-current liabilities, which primarily consist of deferred rent and deferred compensation amounts, were $50.6 million and $51.7 million at November 1, 2008 and November 2, 2007, respectively. The decrease was primarily due to the decline in the market values of certain deferred compensation plans, which was partially offset by recognition of additional deferred rent amounts during the 12 months subsequent to November 2, 2007.
     Non-current deferred income taxes were $54.4 million and $66.7 million at November 1, 2008 and November 2, 2007, respectively. The change resulted from the impact of changes in book to tax differences for depreciation, deferred compensation and amortization of intangible assets, a distribution from a foreign subsidiary in January 2008 and the weaker British pound at November 1, 2008 compared to the exchange rate on November 2, 2007.
Investing Activities
     During the first nine months of fiscal 2008 investing activities used $17.9 million of cash including $17.3 million for capital expenditures, primarily related to new retail stores and costs associated with our implementation of new integrated financial systems which is currently in process. During the nine months ended November 1, 2007, investing activities used $44.5 million of cash. These investing activities included $25.4 million of capital expenditures primarily related to new retail stores and the payment of $22.1 million for the final earn-out payment for the 2003 Tommy Bahama acquisition in August 2007, which were partially offset by $2.5 million of proceeds from the sale of our Monroe, Georgia facility in April 2007.
     Non-current assets, including property, plant and equipment, goodwill, intangible assets and other non-current assets, decreased from November 2, 2007 to November 1, 2008 primarily due to the impact of the weaker British pound at November 1, 2008 compared to the prior year, depreciation related to our property, plant and equipment, impairment and amortization of certain intangible assets, changes in market values of deferred compensation investments and amortization of deferred financing costs subsequent to November 1, 2007. These decreases were partially offset by the increase in goodwill resulting from our acquisition of Tommy Bahama’s third-party buying agent on February 1, 2008 for approximately $35 million and capital expenditures for our new retail stores.
Financing Activities
     During the first nine months of fiscal 2008, financing activities used $49.5 million of cash. The cash flow provided by our operating activities in excess of cash flows used in investing activities and the four quarterly dividends paid totaling $11.6 million were used to repay amounts outstanding under our U.S. Revolver. During the third quarter of fiscal 2008, we paid $1.7 million of financing costs associated with the amendment and restatement of our U.S. Revolving Credit Agreement.
     During the nine months ended November 1, 2007, financing activities provided $16.5 million of cash as we borrowed additional funds to supplement cash flows from operating activities and to pay three quarterly dividends totaling $9.6 million during the nine month period. Financing activities for the period also included cash received related to the exercise of employee stock options during the nine month period ended November 2, 2007 totaling $3.9 million.
     On December 8, 2008, our board of directors approved a cash dividend of $0.18 per share payable on January 30, 2009 to shareholders of record as of the close of business on January 15, 2009. As we have for each quarter since we became a public company in July 1960, we expect to pay dividends in future quarters. However, we may discontinue or modify dividend payments at any time if we determine that other uses of our capital, including but not limited to, payment of outstanding debt, repurchases of outstanding shares or funding of future acquisitions, may be in our best interest; if our expectations of future cash flows and future cash needs outweigh the ability to pay a dividend; or if the terms of our credit facilities or other debt instruments limit our ability to pay dividends. We may borrow to fund dividends in the short-term based on our expectation of operating cash flows in future periods subject to the terms and conditions of our credit facilities and other debt instruments. All cash flow from operations will not necessarily be paid out as dividends in all periods.
     Debt, including short term debt was $235.6 million and $222.0 million as of November 1, 2008 and November 2, 2007, respectively. The increase was primarily due to the borrowings under our Prior Credit Agreement to fund our $60 million share repurchase program and our acquisition of Tommy Bahama’s third-party buying agent on February 1, 2008 for approximately $35 million. These increases in borrowings were partially offset by cash flow from operating activities subsequent to November 2, 2007.
Liquidity and Capital Resources
     The table below provides a description of our significant financing arrangements and the amounts outstanding under these financing arrangements (in thousands) as of November 1, 2008:

November 1, 2008

$175 million U.S. Secured Revolving Credit Facility (“U.S. Revolving Credit Agreement”), which is limited to a borrowing base consisting of specified percentages of eligible categories of assets, accrues interest (4.0% at November 1, 2008), unused line fees and letter of credit fees based upon a pricing grid which is tied to average unused availability, requires interest payments monthly with principal due at maturity (August 15, 2013) and is secured by a first priority security interest in the accounts receivable (other than royalty payments in respective of trademark licenses), inventory, investment property (including the equity interests of certain subsidiaries), general intangibles (other than trademarks, trade names and related rights), deposit accounts, inter-company obligations, equipment, goods, documents, contracts, books and records and other personal property of Oxford Industries, Inc. and its consolidated domestic subsidiaries(1)
$34,138

£12 million Senior Secured Revolving Credit Facility (“U.K. Revolving Credit Agreement”), which accrues interest at the bank’s base rate plus 1.35% (5.5% at November 1, 2008), requires interest payments monthly with principal payable on demand or at maturity (August 2009) and is collateralized by substantially all of the United Kingdom assets of Ben Sherman	1,900

$200 million Senior Unsecured Notes (“Senior Unsecured Notes”), which accrue interest at 8.875% (effective interest rate of 9.0%) and require interest payments semi-annually on June 1 and December 1 of each year, require payment of principal at maturity (June 2011), are subject to certain prepayment penalties and are guaranteed by our consolidated domestic subsidiaries	200,000

Unamortized discount on Senior Unsecured Notes	(452)

Total debt	235,586

Short-term debt and current maturities of long-term debt	(16,038)

Long-term debt, less short-term debt and current maturities of long-term debt	$219,548

(1)	$20.0 million of the amount outstanding under the U.S. Revolving Credit Agreement at November 1, 2008 was classified as long-term debt. The amount classified as long-term debt represents the minimum amount we anticipate being outstanding under the U.S. Revolving Credit Agreement in fiscal 2008.
U.S. Revolving Credit Agreement
     On August 15, 2008, we entered into a Second Amended and Restated Credit Agreement (the “U.S. Revolving Credit Agreement”). The parties to the U.S. Revolving Credit Agreement are Oxford Industries, Inc. and Tommy Bahama Group, Inc., as the borrowers (the “Borrowers”), certain of our subsidiaries as guarantors (the “Guarantors”), the financial institutions party thereto as lenders, the financial institutions party thereto as issuing banks, and SunTrust Bank as administrative agent (the “Administrative Agent”). The U.S. Revolving Credit Agreement amends and restates our Amended and Restated Credit Agreement dated as of July 28, 2004, as previously amended (the “Prior Credit Agreement”), among Oxford Industries, Inc., certain of our domestic subsidiaries as borrowers or guarantors, certain financial institutions party thereto as lenders, certain financial institutions party thereto as the issuing banks and SunTrust Bank, as administrative agent.

     The U.S. Revolving Credit Agreement provides for a revolving credit facility which may be used to refinance existing funded debt, to fund working capital, to fund future acquisitions and for general corporate purposes. The material terms of the U.S. Revolving Credit Agreement are as follows:
•	The U.S. Revolving Credit Agreement provides for a revolving credit facility of up to $175 million, which may be increased by up to $100 million by us subject to certain conditions. The Prior Credit Agreement provided for a revolving credit facility of up to $280 million.

•	The total amount of availability under the U.S. Revolving Credit Agreement is limited to a borrowing base consisting of specified percentages of eligible categories of assets. The Administrative Agent has certain discretion to determine eligibility and to establish reserves with respect to the calculation of borrowing base availability.

•	We may request base rate advances or LIBOR advances. Base rate advances accrue interest at floating rates equal to the higher of (i) SunTrust Bank’s prime lending rate or (ii) the federal funds rate plus 50 basis points. LIBOR advances accrue interest at LIBOR plus an applicable margin. We are also charged fees for letters of credit which are issued under the U.S. Revolving Credit Agreement. The applicable margin on LIBOR advances and the letter of credit fees are determined from a pricing grid which is based on the average unused availability under the U.S. Revolving Credit Agreement. Interest rate margins on LIBOR advances and standby letter of credit fees range from 175 basis points to 225 basis points, while the letter of credit fees for trade letters of credit range from 100 basis points to 150 basis points. Unused line fees are calculated at a per annum rate of 30 basis points.

•	Our obligations under the U.S. Revolving Credit Agreement are secured by a first priority security interest in the Borrowers’ and the Guarantors’ accounts receivable (other than royalty payments in respect of trademark licenses), inventory, investment property (including the equity interests of certain subsidiaries), general intangibles (other than trademarks, trade names and related rights), deposit accounts, inter-company obligations, equipment, goods, documents, contracts, books and records and other personal property.

•	The U.S. Revolving Credit Facility contains a financial covenant that applies only if unused availability under the U.S. Revolving Credit Agreement is less than the greater of (i) $26.25 million or (ii) 15% of the total revolving commitments for three consecutive business days. In such case, our fixed charge coverage ratio must not be less than 1.0 to 1.0 for the immediately preceding 12 fiscal months for which financial statements have been delivered. This financial covenant continues to apply until we have maintained unused availability under the U.S. Revolving Credit Agreement of more than the greater of (i) $26.25 million or (ii) 15% of the total revolving commitments for thirty consecutive days.

•	The U.S. Revolving Credit Agreement contains a number of customary affirmative covenants regarding, among other things, the delivery of financial and other information to the Administrative Agent and other lenders, maintenance of records, compliance with law, maintenance of property, insurance and conduct of business.

•	The U.S. Revolving Credit Agreement also contains certain negative covenants, including, among other things, covenants that limit our ability to (i) incur debt, (ii) guaranty certain obligations, (iii) incur liens, (iv) pay dividends to shareholders or repurchase shares of our common stock, (v) make investments, (vi) sell assets or stock of subsidiaries, (vii) acquire assets or businesses, (viii) merge or consolidate with other companies, or (ix) prepay, retire, repurchase or redeem debt.

•	The U.S. Revolving Credit Agreement generally is scheduled to mature on August 15, 2013 as compared to the Prior Credit Agreement which had a maturity date of July 28, 2009.
     The above description of the U.S. Revolving Credit Agreement is not complete and is qualified in its entirety by the actual terms of the U.S. Revolving Credit Agreement and the related Amended and Restated Pledge and Security Agreement, attached as Exhibits 10.1 and 10.2, respectively, to our Form 8-K filed with the SEC on August 19, 2008.

     Availability, Restrictions and Covenants
     Our credit facilities are used to finance trade letters of credit and standby letters of credit, as well as to provide funding for other operating activities and acquisitions. As of November 1, 2008, approximately $27 million of trade letters of credit and other limitations on availability were outstanding against the U.S. Revolving Credit Agreement and the U.K. Revolving Credit Agreement. On November 1, 2008, we had approximately $117 million and $14 million in unused availability under the U.S. Revolving Credit Agreement and the U.K. Revolving Credit Agreement, respectively.
     Our U.S. Revolving Credit Agreement and our Senior Unsecured Notes include certain debt covenant restrictions, some of which are not triggered unless certain availability thresholds are not met, including covenants requiring us or our subsidiaries to maintain certain financial ratios that we believe are customary for similar facilities. During the third quarter of fiscal 2008, no financial covenant testing was required pursuant to our U.S. Revolving Credit Agreement as the minimum availability threshold was not met during the quarter. As of November 1, 2008, we were compliant with all covenants related to our U.S. Revolving Credit Agreement and our Senior Unsecured Notes.
     Pursuant to the indenture governing our Senior Unsecured Notes, we may make certain Restricted Payments, as defined in the indenture, to the extent that the sum of the Restricted Payments does not exceed the allowable amount described in the indenture. Restricted Payments include the payment of dividends, the repurchase of our common shares, repayment of certain debt, the payment of amounts pursuant to earn-out agreements and certain investments. The allowable amount includes 50% of GAAP net income, as adjusted, fair market value of shares of our common stock issued as consideration for certain permitted acquisitions and certain other items, all subject to the terms and conditions of the indenture.
     The Senior Unsecured Notes are subject to redemption at any time, at our option, in whole or in part, on not less than 30 nor more than 60 days’ prior notice. During the period from June 1, 2008 through May 31, 2009, the amount paid at redemption would be equal to 102.219% of the aggregate principal amount of the Senior Unsecured Notes to be redeemed together with accrued and unpaid interest, if any, to the date of redemption. Subsequent to May 31, 2009, the amount paid at redemption would be equal to 100.000% of the aggregate principal amount of the Senior Unsecured Notes to be redeemed together with accrued and unpaid interest, if any, to the date of redemption. Additionally, we may from time to time seek to retire or purchase all or some portion of our outstanding Senior Unsecured Notes through open market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.
     Our debt-to-total-capitalization ratio was 38%, 40%, and 32% at November 1, 2008, February 2, 2008 and November 2, 2007, respectively. The change in this ratio from November 2, 2007 was primarily a result of the reduction in capital as a result of our $60 million share repurchase program. Our debt level and ratio of debt-to-total-capitalization in future periods may not be comparable to historical amounts as we continuously assess and periodically make changes to our capital structure. In the future, we may (1) make additional investments, (2) make changes to our debt facilities, (3) repurchase shares, (4) repurchase Senior Unsecured Notes or (5) make other changes impacting our capital structure. On September 8, 2008, our board of directors authorized the repurchase by us of up to 0.5 million shares of our common stock. No shares have been repurchased pursuant to this authorization as of November 1, 2008.
     We anticipate that we will be able to satisfy our ongoing cash requirements, which generally consist of working capital needs, capital expenditures (primarily for the opening of additional Tommy Bahama retail stores and the implementation of new integrated financial systems) and interest payments on our debt during the remainder of fiscal 2008, primarily from cash flow from operations supplemented by borrowings under our lines of credit, if necessary. Our need for working capital is typically seasonal with the greatest requirements generally existing in the fall and spring of each year. Our capital needs will depend on many factors including our growth rate, the need to finance inventory levels and the success of our various products. At maturity of the U.S. Revolving Credit Agreement, the U.K. Revolving Credit Agreement and the Senior Unsecured Notes, we anticipate that we will be able to refinance the facilities and debt with terms available in the market at that time, which may not be as favorable as the terms of the current agreements.
     Our contractual obligations as of November 1, 2008 have not changed significantly from the contractual obligations outstanding at February 2, 2008 other than the amendment and restatement of the Prior Credit Agreement, changes in the amounts outstanding under our credit facilities, amounts outstanding pursuant to letters of credit (each as discussed above) and new leases entered into for additional retail stores, none of which occurred outside the ordinary course of business.
     Our anticipated capital expenditures for fiscal 2008 are expected to be approximately $22 million, including $17.3 million incurred during the first nine months of fiscal 2008. These expenditures primarily relate to the continued expansion of our Tommy Bahama retail operations and the implementation of new integrated financial systems. We anticipate that our capital expenditures for fiscal 2009 will be less than $10 million.
Off Balance Sheet Arrangements
     We have not entered into agreements which meet the SEC’s definition of an off balance sheet financing arrangement, other than operating leases, and have made no financial commitments to, or guarantees with respect to any unconsolidated subsidiaries or special purpose entities.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
     The discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. On an ongoing basis, we evaluate our estimates, including those related to receivables, inventories, goodwill, intangible assets, income taxes, contingencies and other accrued expenses. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that we have appropriately applied our critical accounting policies. However, in the event that inappropriate assumptions or methods were used relating to the critical accounting policies below, our consolidated statements of earnings could be misstated. There have not been any significant changes to the application of our critical accounting policies and estimates during fiscal 2008.
     The detailed summary of significant accounting policies is included in Note 1 to our consolidated financial statements contained in our Form 10-KT for the eight-month transition period ended February 2, 2008. The following is a brief discussion of the more significant accounting policies, estimates and methods we use.
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
     In the normal course of business we offer certain discounts or allowances to our wholesale customers. Wholesale operations’ sales are recorded net of such discounts, allowances, advertising support not specifically relating to the reimbursement for actual advertising expenses by our customers and provisions for estimated returns. As certain allowances and other deductions are not finalized until the end of a season, program or other event which may not have occurred yet, we estimate such discounts and allowances on an ongoing basis. Significant considerations in determining our estimates for discounts, returns and allowances for wholesale customers include historical and current trends, projected seasonal results, an evaluation of current economic conditions and retailer performance. Actual discounts and allowances to our wholesale customers have not differed materially from our estimates in prior periods. As of November 1, 2008, our total reserves for discounts and allowances were approximately $17.6 million, and therefore, if the allowances changed by 10% it would have a pre-tax impact of $1.8 million on net earnings.
     In circumstances where we become aware of a specific customer’s inability to meet its financial obligations, a specific reserve for bad debts is taken as a reduction to accounts receivable to reduce the net recognized receivable to the amount reasonably expected to be collected. For all other customers, we recognize estimated reserves for bad debts based on our historical collection experience, the financial condition of our customers, an evaluation of current economic conditions and anticipated trends, each of which are subjective and require certain assumptions. Actual charges for uncollectible amounts have not differed materially from our estimates in prior periods. As of November 1, 2008, our allowance for doubtful accounts was approximately $1.5 million, and therefore, if the allowance for doubtful accounts changed by 10% it would have a pre-tax impact of approximately $0.2 million on net earnings.
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
     For consolidated financial reporting, approximately $32.9 million of our inventories are valued at the lower of LIFO cost or market after deducting the $39.1 million LIFO reserve as of November 1, 2008. Approximately $75.7 million of our inventories are valued at the lower of FIFO cost or market as of November 1, 2008. LIFO inventory calculations are made on a legal entity basis which does not correspond to our operating group definitions, but generally our inventories valued at the lower of LIFO cost or market relate to our historical businesses included in the Lanier Clothes and Oxford Apparel groups and our inventories valued at the lower of FIFO cost or market relate to recently acquired businesses. LIFO inventory accounting adjustments are not allocated to the respective operating groups. LIFO reserves are based on the Producer Price Index as published by the United States Department of Labor. We write down inventories valued at the lower of LIFO cost or market when LIFO exceeds market value. The impact of accounting for inventories on the LIFO method is reflected in Corporate and Other for operating group reporting purposes included in Note 4 to our unaudited condensed consolidated financial statements and in the results of operations in our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report.
     A 10% change in the amount of markdowns for inventory valued on the lower of FIFO cost or market method would have a pre-tax impact of approximately $0.4 million on net earnings. A change in the markdowns of our inventory valued at the lower of LIFO cost or market method would not be expected to have a material impact on our consolidated financial statements due to the existence of our LIFO reserve of $39.1 million as of November 1, 2008. A decrease in inventory levels at the end of fiscal 2008 compared to inventory balances as of February 2, 2008 could result in a material impact on our consolidated financial statements as such a change may erode portions of our earliest base year layer for purposes of making our annual LIFO computation.
   Goodwill, net
     Goodwill is recognized as the amount by which the cost to acquire a company or group of assets exceeds the fair value of assets acquired less any liabilities assumed at acquisition. Such goodwill is allocated to the respective reporting unit at the time of acquisition. Goodwill is not amortized but instead is evaluated for impairment annually or more frequently if events or circumstances indicate that the goodwill might be impaired. The evaluation of the recoverability of goodwill includes valuations of each applicable underlying business using fair value techniques and market comparables which may include a discounted cash flow analysis or an independent appraisal. Significant estimates, some of which require subjective judgment, included in such a valuation include future cash flow projections of the business, which are based on our future expectations for the business. Additionally, the discount rate used in this analysis is an estimate of the risk-adjusted market-based cost of capital.
     In addition to the annual impairment test, we use certain indicators to evaluate whether the carrying value of goodwill and other intangible assets (see Intangible Assets, net below) may not be recoverable, such as (i) negative operating cash flow or a forecast that demonstrates declines in the operating cash flow of a reporting unit or the inability of a reporting unit to improve its operations to appropriate levels, (ii) a significant adverse change in the business climate that could affect the value of an entity or (iii) whether the book value of our shareholders’ equity continues to be in excess of our market capitalization. A decrease in our market capitalization resulting from a decrease in our stock price, or a negative long-term performance outlook, could cause the carrying value of our reporting units to exceed their fair values, which may result in an impairment loss.
     As of November 1, 2008, the carrying value of our net assets exceeded the market capitalization of our outstanding common stock. As of November 1, 2008, we do not believe that there have been changes in events or circumstances which would more likely than not reduce the carrying value of a reporting unit below its carrying amount. Further, we believe the decline in market capitalization as of November 1, 2008 does not necessarily indicate impairment, as the decline has been relatively short in duration.
     If our analysis indicates an impairment of goodwill and other intangible assets (see Intangible Assets, net below) balances, the impairment is recognized in the consolidated financial statements. Such estimates of future operating results, discount rates and other factors involve significant uncertainty, and if our plans or anticipated results change, the estimates and assumptions used in our analysis could change which could result in an impairment charge. The impact of a goodwill or other intangible asset impairment charge on our financial statements could be significant.
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
     Amortization of intangible assets with finite lives, which consist of license agreements, certain trademarks, customer relationships and covenants not to compete, is recognized over their estimated useful lives using a method of amortization that reflects the pattern in which the economic benefits of the intangible assets are consumed or otherwise realized. We amortize our intangible assets with finite lives for periods of up to 20 years. The determination of an appropriate useful life for amortization is based on our plans for the intangible asset as well as factors outside of our control. Intangible assets with finite lives are reviewed for impairment periodically if events or changes in circumstances indicate that the carrying amount may not be recoverable. If expected future undiscounted cash flows from operations are less than their carrying amounts, an asset is determined to be impaired and a loss is recorded for the amount by which the carrying value of the asset exceeds its fair value. During the first nine months of fiscal 2008, we recognized approximately $2.2 million of expense for the amortization of intangible assets, excluding the $3.3 million of intangible asset impairment charges recognized in the second quarter of fiscal 2008. If the useful lives assigned to these intangible assets with finite lives had been reduced by 10% at acquisition, the amount of additional amortization expense would have been approximately $0.2 million during the first nine months of fiscal 2008.
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
SEASONALITY
     Although our various product lines are sold on a year-round basis, the demand for specific products or styles may be seasonal. For example, the demand for Tommy Bahama and golf products is higher in the spring and summer seasons. Generally, our products are sold to our wholesale customers prior to each of the retail selling seasons, including spring, summer, fall and holiday. As the timing of product shipments and other events affecting retail businesses may vary, results for any particular quarter may not be indicative of results for the full year. The percentage of net sales by quarter for the 12 months ended February 2, 2008 was 27%, 23%, 26% and 24%, respectively, and the percentage of earnings before income taxes by quarter for the 12 months ended February 2, 2008 was 40%, 18%, 28% and 14%, respectively. We do not believe this distribution is indicative of the distribution in future years, as the last three quarters of the 12 months ended February 2, 2008 were impacted by the weak economic environment which has continued and worsened in fiscal 2008.
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

     There have not been any changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the third quarter of fiscal 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     In the ordinary course of business, we may become subject to litigation or claims. We are not currently a party to any litigation or regulatory action that we believe could reasonably be expected to have a material adverse effect on our financial position, results of operations or cash flows.
ITEM 1A. RISK FACTORS
     In addition to the other information set forth in this report, investors should carefully consider the factors discussed in Part I. Item 1A. Risk Factors in our Form 10-KT for the eight-month transition period ended February 2, 2008, which could materially affect our business, financial condition or operating results. The risks described in our Form 10-KT for the eight-month transition period ended February 2, 2008 are not the only risks facing our company.
     Due to the current global economic crisis, our business has been, and may continue to be, adversely impacted.
     The recent deterioration of the general economic environment, distress in the financial markets and general uncertainty about the economy is having a significant negative impact on businesses and consumers around the world, including our own business. The impact of the economy on the operations or liquidity of any party with which we conduct our business, including suppliers, customers, trademark licensees and lenders, among others, has adversely impacted, and may continue to adversely impact, our business. Significant changes in the operations or liquidity for any of the parties with which we conduct our business, now or in the future, or in the access to capital markets for us or any such parties, could result in lower demand for our products, lower sales, higher costs or other disruptions in our business. In addition, weak economic conditions have reduced, and may continue to reduce, discretionary consumer spending, which may adversely impact the demand for our products and reduce operating leverage.
     We are unsure of the duration and severity of this economic crisis. However, if the crisis persists or worsens and economic conditions remain weak over a long period, the likelihood of the crisis having a significant impact on our business increases.
     If any of the risks described in this report or in our Form 10-KT for the eight-month transition period ended February 2, 2008 or other risks or uncertainties not currently known to us or that we currently deem to be immaterial, actually occur, our business, financial condition or operating results could suffer.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)	During the third quarter of fiscal 2008, we did not make any unregistered sales of our securities.

(c)	The table below summarizes our stock repurchases during the third quarter of fiscal 2008.

			Total Number of	Maximum
			Shares	Number of Shares
		Average	Purchased as	That May Yet be
	Total Number	Price	Part of Publicly	Purchased Under
	of Shares	Paid per	Announced Plans	the Plans or
Fiscal Month	Purchased	Share	or Programs	Programs

August (8/3/08-8/30/08)	—	—	—	—
September (8/31/08-10/4/08) (1)	113	$24.00	—	—
October (10/5/08-11/1/08)	—	—	—	—

Total	113	$24.00	—	—

(1)	We have certain stock incentive plans as described in Note 7 to our consolidated financial statements included in our Form 10-KT for the eight-month transition period ended February 2, 2008, all of which are publicly announced plans. Under the plans, we can repurchase shares from employees to cover the employee tax liabilities related to the exercise of stock options or the vesting of previously restricted shares. All shares repurchased in the third quarter of fiscal 2008 were purchased pursuant to these stock incentive plans.
     On September 8, 2008, our board of directors authorized the repurchase by us of up to 0.5 million shares of our common stock. As of November 1, 2008, no shares have been repurchased pursuant to this authorization.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None
ITEM 5. OTHER INFORMATION
     On December 8, 2008, our Board of Directors amended the Bylaws of Oxford Industries, Inc. to generally enhance the advance notice provisions of the By-Laws of Oxford Industries, Inc. for shareholders seeking to nominate directors or propose other business at an annual meeting to ensure that such provisions are clear and unambiguous in light of recent developments in corporate law. The amendments became effective as of December 8, 2008. The amendments, among other things:
•	Explicitly provide that the procedures relating to all shareholder nominations and other proposals of business are the exclusive means for a shareholder to submit such business other than proposals governed by Rule 14a-8 under the Securities Exchange Act, which provides its own procedural requirements.

•	Simplify the advance notice deadlines establishing when a shareholder must notify us that it intends to nominate directors or propose other business at an annual meeting. The By-Laws of Oxford Industries, Inc., as now in effect, provide that any such notice must be delivered to our Secretary at our principal executive offices not less than 90 days and not more than 120 days prior to the anniversary of the previous year’s annual meeting. Our 2008 annual meeting of shareholders took place on June 16, 2008. Under the By-Laws of Oxford Industries, Inc., as now in effect, for a shareholder’s notice to be timely for our 2009 annual meeting of shareholders, expected to be held in June 2009, the shareholder’s notice must be delivered not earlier than February 16, 2009 and not later than March 18, 2009.

•	Require that, if the date of an annual meeting is more than 30 days earlier or 30 days later than the anniversary of the previous year’s annual meeting, in order to be timely, notice by a shareholder seeking to nominate directors or propose other business at an annual meeting must be delivered not later than the later of (1) the 10th day following public announcement of the date of the annual meeting or (2) 90 days prior to the annual meeting.

•	Provide that a shareholder making a director nomination or other proposal of business at an annual meeting of shareholders pursuant to the By-Laws of Oxford Industries, Inc. must be a shareholder of record at the time of giving the required notice, as well as at the time of the annual meeting, and must be eligible to vote at the annual meeting.

•	Expand the required disclosure in the shareholder’s advance notice to include, among other things, all ownership interests, such as derivatives, hedged positions and other economic and voting interests, and other relevant information with respect to persons or entities affiliated with the shareholder. The By-Laws of Oxford Industries, Inc., as now in effect, also require that a shareholder update and supplement any such information as of the record date of the meeting and shortly before the meeting.

•	Clarify that the business to be transacted at a special meeting of shareholders is limited to the purpose(s) stated in our notice of meeting to shareholders.
     The foregoing summary of the amendments to the By-Laws of Oxford Industries, Inc. is qualified in its entirety by reference to the By-Laws of Oxford Industries, Inc., as amended, which are filed with this report on Form 10-Q as Exhibit 3(b) and are incorporated in this Item 5 by reference.
ITEM 6. EXHIBITS
3(a)	Restated Articles of Incorporation of Oxford Industries, Inc. Incorporated by reference to Exhibit 3.1 to the Oxford Industries, Inc. Form 10-Q for the fiscal quarter ended August 29, 2003.

3(b)	Bylaws of Oxford Industries, Inc., as amended.*

10.1	Second Amended and Restated Credit Agreement, dated as of August 15, 2008, by and among Oxford Industries, Inc., Tommy Bahama Group, Inc., the Persons party thereto from time to time as Guarantors, the financial institutions party thereto from time to time as lenders, the financial institutions party thereto from time to time as Issuing Banks and SunTrust Bank, as administrative agent. Incorporated by reference to Exhibit 10.1 to the Oxford Industries, Inc. Form 8-K filed on August 19, 2008.

10.2	Amended and Restated Pledge and Security Agreement, dated as of August 15, 2008, among Oxford Industries, Inc., Tommy Bahama Group, Inc., Ben Sherman Clothing, Inc., Lionshead Clothing Company, Oxford Caribbean, Inc., Oxford Garment, Inc., Oxford International, Inc., Oxford of South Carolina, Inc., Piedmont Apparel Corporation, SFI of Oxford Acquisition Corporation, Tommy Bahama Beverages, LLC, Tommy Bahama R&R Holdings, Inc., Tommy Bahama Texas Beverages, LLC, Viewpoint Marketing, Inc., Oxford Lockbox, Inc. and those additional entities grantor thereto from time to time, as Grantors, and SunTrust Bank, as administrative agent. Incorporated by reference to Exhibit 10.2 to the Oxford Industries, Inc. Form 8-K filed on August 19, 2008.

31.1	Section 302 Certification by Principal Executive Officer.*

31.2	Section 302 Certification by Principal Financial Officer.*

32	Section 906 Certification by Principal Executive Officer and Principal Financial Officer.*

*	Filed herewith.

+	Exhibit is a management contract or compensatory plan or arrangement.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

December 10, 2008	OXFORD INDUSTRIES, INC. (Registrant)
/s/ K. Scott Grassmyer
K. Scott Grassmyer
Senior Vice President, Chief Financial Officer and Controller (Authorized Signatory and Principal Financial Officer)