Form 10-K
period 2009-01-31
OXFORD INDUSTRIES INC
filed 2009-04-01
CIK 75288

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2009
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
NONE
     Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     As of August 2, 2008, which is the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the registrant (based upon the closing price for the common stock on the New York Stock Exchange on that date) was approximately $238,907,917. For purposes of this calculation only, shares of voting stock directly and indirectly attributable to executive officers, directors and holders of 10% or more of the registrant’s voting stock (based on Schedule 13G filings made as of or prior to August 2, 2008) are excluded. This determination of affiliate status and the calculation of the shares held by any such person are not necessarily conclusive determinations for other purposes.
     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding
Title of Each Class	as of March 27, 2009

Common Stock, $1 par value	15,862,577
Documents Incorporated by Reference
     Portions of our definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A relating to the Annual Meeting of Shareholders of Oxford Industries, Inc. to be held on June 15, 2009, are incorporated by reference in Part III of this Form 10-K. We intend to file such proxy statement with the Securities and Exchange Commission not later than June 1, 2009.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS
     Our SEC filings and public announcements may include forward-looking statements about future events. Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “will” and similar expressions identify forward-looking statements, which generally are not historical in nature. We intend for all forward-looking statements contained herein, in our press releases or on our website, and all subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf, to be covered by the safe harbor provisions for forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (which Sections were adopted as part of the Private Securities Litigation Reform Act of 1995). Important assumptions relating to these forward-looking statements include, among others, assumptions regarding the duration and severity of the current economic conditions and the impact on consumer demand and spending, access to capital and/or credit markets, particularly in light of recent disruptions in those markets, demand for our products, timing of shipments requested by our wholesale customers, expected pricing levels, competitive conditions, the timing and cost of planned capital expenditures, expected synergies in connection with acquisitions and joint ventures, costs of products and raw materials we purchase, expected outcomes of pending or potential litigation and regulatory actions and disciplined execution by key management. Forward-looking statements reflect our current expectations, based on currently available information, and are not guarantees of performance. Although we believe that the expectations reflected in such forward-looking statements are reasonable, these expectations could prove inaccurate as such statements involve risks and uncertainties, many of which are beyond our ability to control or predict. Should one or more of these risks or uncertainties, or other risks or uncertainties not currently known to us or that we currently deem to be immaterial, materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Important factors relating to these risks and uncertainties include, but are not limited to, those described in Part I, Item 1A. Risk Factors and elsewhere in this report and those described from time to time in our future reports filed with the SEC. We caution that one should not place undue reliance on forward-looking statements, which speak only as of the date on which they are made. We disclaim any intention, obligation or duty to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
DEFINITIONS
     The following terms have the following meanings:
     Our, us or we: Oxford Industries, Inc. and its consolidated subsidiaries.
Private label: Products sold exclusively to one customer under a brand name that is owned by or licensed to such retail customer and not owned by us.
Package purchases: Purchases of products which include the raw materials and cut, sew and finish labor. For goods purchased on a package purchase basis, we typically do not take ownership of the goods until the goods are shipped to us by the manufacturer.
CMT purchases: Purchases of products in which we supply some or all of the raw materials and purchase cut, sew and finish labor (or “cut, make, trim”) from our third-party producers. For CMT purchases, we procure and retain ownership of those raw materials which we purchased throughout the manufacturing and finishing process.
U.S. Revolving Credit Agreement: Our current $175 million revolving credit facility, as described in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report.
Prior Credit Agreement: Our $280 million revolving credit facility, which was amended and restated by our U.S. Revolving Credit Agreement in August 2008, as described in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report.
U.K. Revolving Credit Agreement: Our £12 million revolving credit facility, as described in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in this report.
Senior Unsecured Notes: Our 8.875% senior unsecured notes due 2011, as described in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in this report.
     SG&A: Selling, general and administrative expenses
     SEC: U.S. Securities and Exchange Commission
     FASB: Financial Accounting Standards Board

     SFAS: Statement of Financial Accounting Standards
     EITF: Emerging Issues Task Force
     On October 8, 2007, our Board of Directors approved a change to our fiscal year end. Effective with our fiscal year which commenced on June 2, 2007, our fiscal year ends at the end of the Saturday closest to January 31 and will, in each case, begin at the beginning of the day next following the last day of the preceding fiscal year. Accordingly, there was a transition period from June 2, 2007 through February 2, 2008 for which we filed a transition report on Form 10-KT for that period. The terms listed below (or words of similar import) reflect the respective period noted:

Fiscal 2009	52 weeks ending January 30, 2010
Fiscal 2008	52 weeks ended January 31, 2009
Twelve months ended February 2, 2008	52 weeks and one day ended February 2, 2008
Eight-month transition period ended February 2, 2008	35 weeks and one day ended February 2, 2008
Fiscal 2007	52 weeks ended June 1, 2007
Eight months ended February 2, 2007	35 weeks ended February 2, 2007
Fiscal 2006	52 weeks ended June 2, 2006
Fiscal 2005	53 weeks ended June 3, 2005
Fiscal 2004	52 weeks ended May 28, 2004
Fiscal 2003	52 weeks ended May 30, 2003

Fourth quarter fiscal 2008	13 weeks ended January 31, 2009
Third quarter fiscal 2008	13 weeks ended November 1, 2008
Second quarter fiscal 2008	13 weeks ended August 2, 2008
First quarter fiscal 2008	13 weeks ended May 3, 2008

Fourth quarter of twelve months ended February 2, 2008	13 weeks and one day ended February 2, 2008
Third quarter of twelve months ended February 2, 2008	13 weeks ended November 2, 2007
Second quarter of twelve months ended February 2, 2008	13 weeks ended August 3, 2007
First quarter of twelve months ended February 2, 2008	13 weeks ended May 4, 2007

Third quarter of eight-month transition period ended February 2, 2008	9 weeks and one day ended February 2, 2008
Second quarter of eight-month transition period ended February 2, 2008	13 weeks ended November 30, 2007
First quarter of eight-month transition period ended February 2, 2008	13 weeks ended August 31, 2007

PART I
Item 1. Business
BUSINESS AND PRODUCTS
Overview
     We are an international apparel design, sourcing and marketing company featuring a diverse portfolio of owned and licensed lifestyle brands, company-owned retail operations, and a collection of private label apparel businesses. Originally founded in 1942, we have undergone a transformation in recent years as we migrated from our historical domestic manufacturing roots towards a focus on designing, sourcing and marketing apparel products bearing prominent trademarks owned by us. During fiscal 2008, approximately 64% of our net sales were from products bearing brands that we own, compared to approximately 4% in fiscal 2003.
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
     Our strategy of emphasizing branded apparel products rather than private label products is driven in part by the continued consolidation in the retail industry and the increasing concentration of apparel manufacturing in a relatively limited number of offshore markets, two trends we believe are making the private label business generally more competitively challenging. As we embarked on our brand-focused business strategy, the first major step was our acquisition of the Tommy Bahama brand and operations in June 2003. Then, in July 2004, we acquired the Ben Sherman brand and operations. In June 2006, another significant step in this transition occurred with the divestiture of our former Womenswear Group operations, which produced private label women’s sportswear, primarily for mass merchants. In recent years, we have closed all but one of our manufacturing facilities. Since acquiring the Tommy Bahama and Ben Sherman brands, we have invested in these brands by expanding the number of Tommy Bahama and Ben Sherman retail stores.
     We distribute our products through several wholesale distribution channels, including national chains, department stores, mass merchants, specialty stores, specialty catalog retailers and Internet retailers. Most of our net sales are to customers located in the United States. Our largest customer, Macy’s Inc., represented approximately 11% of our consolidated net sales in fiscal 2008. We also operate retail stores, restaurants and Internet websites for some of our brands. During fiscal 2008 direct to consumer sales from our retail stores, restaurants and Internet websites accounted for approximately 27% of our consolidated net sales.
     We divide our operations into four operating groups for reporting purposes. These operating groups consist of:
•	Tommy Bahama;

•	Ben Sherman;

•	Lanier Clothes; and

•	Oxford Apparel.
     Generally, each operating group is differentiated by its own distinctive brands or products, product styling, pricing strategies, distribution channels and target consumers. Each operating group is managed to maximize the return on capital invested and to develop its brands and operations in coordination with our overall strategic plans.
     We believe that maintaining and growing our owned and licensed brands are critical to our success. Our owned brands include the following:

Tommy Bahama®	Ben Sherman®	Ely®
Arnold Brant®	Nickelson®	Cattleman®
Billy London®	Oxford Golf®	Cumberland Outfitters®
     We currently hold licenses to produce and sell certain categories of apparel and footwear products under the following brands:

Kenneth Cole®	Dockers®	Geoffrey Beene®
United States Polo Association®	Evisu®
     Sales of products using licensed brands accounted for approximately 13% of our net sales in fiscal 2008. In addition to their branded sales, Lanier Clothes and Oxford Apparel also sell private label products, which comprised approximately 23% of our consolidated net sales in fiscal 2008.
     We operate in highly competitive domestic and international markets in which numerous U.S-based and foreign apparel firms compete. Additionally, the apparel industry is cyclical and dependent upon the overall level of discretionary consumer spending, which changes as regional, domestic and international economic conditions change. Often the impact of negative economic conditions may have a longer and more severe impact on the apparel and retail industry than the conditions would on other industries. As a result of the weak global economic conditions which began in the second half of calendar year 2007 and deteriorated further in 2008, fiscal 2008 was a particularly challenging year for our company. These conditions impacted each of our operating groups in fiscal 2008, and we expect that challenging economic conditions will continue to impact our operations through fiscal 2009. Thus, we have planned inventory purchases for fiscal 2009 conservatively in all operating groups, which should mitigate inventory markdown risk and promotional pressure. This strategy will limit our growth opportunities in fiscal 2009. In the current economic environment, we believe it is important that we continue to focus on maintaining a strong balance sheet and ample liquidity by reducing working capital requirements, moderating our capital expenditures for future retail stores and reducing our overhead.
     In addition to the impact of competition and economic factors, our operations are subject to certain other risks, many of which are beyond our ability to control or predict. Important factors relating to certain risks which could impact our business include, but are not limited to, those described in Part I, Item 1A. Risk Factors of this report.
Operating Groups
     Our business is operated through four operating groups: Tommy Bahama, Ben Sherman, Lanier Clothes and Oxford Apparel. We identify our operating groups based on the way our management organizes the components of our business for purposes of allocating resources and assessing performance. The leader of each operating group reports directly to our Chief Executive Officer. The tables below present certain financial information about our operating groups (in thousands).

		Twelve Months
		Ended
		February 2,
	Fiscal 2008	2008
		(Unaudited)
Net Sales
Tommy Bahama	$421,687	$462,895
Ben Sherman	133,522	158,927
Lanier Clothes	135,581	160,705
Oxford Apparel	257,125	300,747
Corporate and Other (1)	(399)	1,987

Total	$947,516	$1,085,261

		Twelve Months
		Ended
		February 2,
	Fiscal 2008	2008
Operating Income (Loss)
Tommy Bahama (2)	$(173,448)	$75,834
Ben Sherman (2)	(84,988)	8,495
Lanier Clothes (2)	(8,283)	(130)
Oxford Apparel (2)	11,627	20,614
Corporate and Other (3)	(6,930)	(19,153)

Total	$(262,022)	$85,660

(1)	Corporate and Other is a reconciling category for reporting purposes and includes our corporate offices, substantially all financing activities, LIFO inventory accounting adjustments and other costs that are not allocated to our operating groups.

(2)	Operating income (loss) by operating group in fiscal 2008 was impacted by net charges totaling approximately $222.5 million, $84.3 million, $10.1 million and $7.7 million for Tommy Bahama, Ben Sherman, Lanier Clothes and Oxford Apparel, respectively. These charges primarily relate to goodwill, intangible assets, investment in joint venture and fixed asset impairment, as well as restructuring charges, which were partially offset by the net impact of certain other unusual items. Operating income for Oxford Apparel for the twelve months ended February 2, 2008 included a net gain of $0.8 million primarily related to the gain on sale of property partially offset by costs associated with the closure of Oxford Apparel’s last manufacturing facility. For more details about these charges for fiscal 2008 and the twelve months ended February 2, 2008, see Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and the notes to our consolidated financial statements, both included in this report.

(3)	Operating income of Corporate & Other for fiscal 2008 was impacted by a net gain of $8.8 million primarily related to the impact of LIFO accounting, which was partially offset by $1.2 million of restructuring charges. The twelve months ended February 2, 2008 included a LIFO accounting charge of $1.5 million and restructuring charges of $2.0 million. For more details about these items for fiscal 2008 and the twelve months ended February 2, 2008, see Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and the notes to our consolidated financial statements, both included in this report.

	January 31,	February 2,
	2009	2008
Assets
Tommy Bahama	$283,427	$519,291
Ben Sherman	74,114	208,829
Lanier Clothes	49,988	83,208
Oxford Apparel	72,731	102,253
Corporate and Other	(6,766)	(3,309)

Total	$473,494	$910,272

     Total assets for Corporate and Other include a LIFO reserve of $32.4 million and $39.8 million as of January 31, 2009 and February 2, 2008, respectively. For more details on each of our operating groups, see Note 10 of our consolidated financial statements and Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, both included in this report. For financial information about geographic areas, see Note 10 of our consolidated financial statements, included in this report.

  Tommy Bahama
     Tommy Bahama designs, sources and markets men’s and women’s sportswear and related products that are intended to define casually elegant island living consistent with Tommy Bahama’s aspirational lifestyle. Tommy Bahama’s products can be found in our own retail stores, on our e-commerce site and in certain department stores and independent specialty stores throughout the United States. The target consumers of Tommy Bahama are affluent 35 and older men and women who embrace a relaxed and casual approach to daily living.
     A key component of our Tommy Bahama strategy is to operate our own retail stores, which we believe permits us to develop and build brand awareness by presenting our products in a setting specifically designed to evoke the lifestyle on which they are based. The marketing of our Tommy Bahama brand also uses print, moving media, promotional programs, email and Internet advertising and tradeshow initiatives. We also provide point-of-sale materials and signage to our wholesale customers to enhance the presentation of our Tommy Bahama products at their retail locations. We employ cooperative advertising programs with certain Tommy Bahama wholesale customers.
  Design, Sourcing and Distribution
     We believe the quality and design of Tommy Bahama products are critical to the continued success of the Tommy Bahama brand. Tommy Bahama products are designed by product specific teams who focus on the target consumer. The design process includes feedback from buyers, consumers and sales agents, along with market trend research. Our Tommy Bahama apparel products generally incorporate fabrics made of silk, cotton, linen, nylon or tencel, or blends including one or more of these fiber types.
     We operate a buying office located in Hong Kong to manage the production and sourcing of substantially all of our Tommy Bahama products. Tommy Bahama products are primarily acquired by us as package purchases, which enables us to reduce working capital related to work-in-process inventories. During fiscal 2008, we utilized approximately 125 suppliers, which are primarily located in China, to manufacture our Tommy Bahama products on an order-by-order basis. The largest ten suppliers of Tommy Bahama products provided approximately 70% of the products acquired during fiscal 2008.
     We ship Tommy Bahama products to our wholesale customers, our own retail stores and our e-commerce customers from our distribution center located in Auburn, Washington. We seek to maintain sufficient levels of Tommy Bahama inventory at the distribution center to support programs for pre-booked orders and planned sales volume of our wholesale customers and our direct to consumer operations. Distribution center activities include receiving finished goods from suppliers, inspecting the products and shipping the products to our wholesale customers, our Tommy Bahama retail stores and our e-commerce customers.
  Wholesale Operations
     We believe that the integrity and continued success of the Tommy Bahama brand is dependent in part upon careful selection of the retailers through whom Tommy Bahama products are sold. Part of our strategy is to control the distribution of our Tommy Bahama products in a manner intended to protect and grow the value of the brand. During fiscal 2008, approximately 44% of Tommy Bahama’s sales were to wholesale customers with the remaining 56% direct to consumers through our retail stores, restaurants and e-commerce operations. During fiscal 2008, substantially all of Tommy Bahama’s sales were to customers within the United States, and approximately 13% and 10% of Tommy Bahama’s net sales were to its two largest customers, Macy’s, Inc. and Nordstrom, Inc., respectively.
     We maintain Tommy Bahama apparel sales offices and showrooms in several locations, including New York and Seattle. Our Tommy Bahama wholesale operations employ a sales force primarily consisting of independent commissioned sales representatives.

  Licensing Operations
     We believe licensing is an attractive business opportunity for the Tommy Bahama brand. Once a brand is established, licensing typically requires modest additional investment but can yield high-margin income. It also affords the opportunity to enhance overall brand awareness and exposure. In evaluating a licensee for Tommy Bahama, we typically consider the candidate’s experience, financial stability, sourcing expertise and marketing ability. We also evaluate the marketability and compatibility of the proposed licensed products with other Tommy Bahama products.
     Our agreements with Tommy Bahama licensees are for specific geographic areas and expire at various dates in the future, in some cases with certain renewal options. Generally, the agreements require minimum royalty payments as well as royalty and advertising payments based on specified percentages of the licensee’s net sales of the licensed products. Our license agreements generally provide us the right to approve all products, advertising and proposed channels of distribution.
     Third-party license arrangements for our Tommy Bahama products include the following product categories:

Men’s and women’s watches	Rum	Indoor furniture
Men’s and women’s eyewear	Ceiling fans	Outdoor furniture
Men’s and women’s belts and socks	Rugs	Bedding and bath linens
Men’s and women’s fragrances	Wallcoverings	Table top accessories
Shampoo, soap and bath amenities	Luggage
     In addition to our licenses for the specific product categories listed above, we have also entered into certain international license agreements which allow those licensees to distribute certain Tommy Bahama branded products in Canada, the United Arab Emirates, Australia, New Zealand and other countries. In addition to selling Tommy Bahama goods to wholesale accounts, certain of the licensees have opened retail stores in their respective geographic regions. As of January 31, 2009, our licensees operated 11 retail stores in Canada, Australia and the United Arab Emirates.
  Direct to Consumer Operations
     Our direct to consumer strategy for Tommy Bahama involves locating retail stores in upscale malls, lifestyle shopping centers and resort destinations. Generally, we seek malls and shopping areas with high-profile or luxury consumer brands. Our retail stores carry a wide range of merchandise, including apparel, home products and accessories, all presented in an island-inspired atmosphere designed to be comfortable and distinct from the typical retail layout.
     Our Tommy Bahama full-price retail stores allow us the opportunity to present Tommy Bahama’s full line of current season products, including many licensed products. We believe these retail stores provide high visibility for the Tommy Bahama brand and products and also enable us to stay close to the needs and preferences of our consumers. We believe our presentation of products and our strategy to limit promotional sales in our own retail stores are good for the Tommy Bahama brand and, in turn, enhance business with our wholesale customers. Our Tommy Bahama outlet stores serve an important role in overall inventory management by allowing us to sell discontinued and out-of-season products at better prices than are otherwise available from outside parties, while helping us to protect the integrity of the Tommy Bahama brand through controlled distribution.

     The table below provides additional information regarding Tommy Bahama retail stores as of January 31, 2009.

	Number	Average
	of Stores	Square Feet
Restaurant-retail location (1)	12	11,400
Full-Price Stores	59	3,600
Outlet Stores	11	6,000
Licensed Stores (2)	11	2,400

Total	93

(1)	Includes average retail space and restaurant space of 3,900 and 7,500 square feet, respectively.

(2)	Consists of stores operated outside the United States under the Tommy Bahama name by third parties pursuant to license agreements with us.
     During fiscal 2008, approximately 56% of Tommy Bahama’s net sales were from our direct to consumer operations, which include retail store, restaurant and e-commerce sales. For Tommy Bahama’s full-price retail stores and restaurant-retail locations operating as of the beginning of fiscal 2008, sales per square foot, excluding restaurant sales and restaurant space, were approximately $617 during fiscal 2008.
     During fiscal 2009, we anticipate opening three additional Tommy Bahama outlet stores. This follows our opening of two restaurant-retail locations, four full price stores and four outlet stores in fiscal 2008. The operation of retail stores and restaurant-retail locations requires a greater amount of capital investment than wholesale operations. Based on our build-out costs for Tommy Bahama retail stores and restaurant-retail locations recently completed, we estimate that we spend approximately $1.2 million, $0.6 million and $5.9 million in connection with the build-out of each full-price retail store, outlet store and restaurant-retail location, respectively. Often, the landlord provides certain incentives to fund a portion of these capital expenditures.
     In addition to our retail stores, our direct-to-consumer approach includes the tommybahama.com website which was launched in October 2007. The website allows consumers to buy Tommy Bahama products directly from us via the Internet. This website has also enabled us to significantly increase our database of customer contacts which allows us to communicate directly and frequently with consenting consumers.
  Ben Sherman
     Ben Sherman is a London-based designer, marketer and distributor of branded sportswear and footwear. Ben Sherman was established in 1963 as an edgy, young men’s, “Mod”-inspired shirt brand and has evolved into a British lifestyle brand of apparel and footwear targeted at youthful-thinking men and women ages 19 to 35 in multiple markets throughout the world. Today, we offer a full Ben Sherman sportswear collection as well as tailored clothing, footwear and accessories. During fiscal 2008, approximately 60% and 20% of Ben Sherman’s net sales occurred in the United Kingdom and United States, respectively, with the remaining 20% occurring primarily in Europe, Asia and Australia. We also license the Ben Sherman name to third parties for various product categories. Our Ben Sherman products can be found in certain department stores and a variety of independent specialty stores, as well as in our own Ben Sherman retail stores and certain Ben Sherman websites.
     We believe that the integrity and success of the Ben Sherman brand is dependent in part upon careful selection of the retailers through whom our Ben Sherman products are sold. Over the past two years we engaged in an effort to refocus the Ben Sherman brand and restrict distribution to attain higher price points for our Ben Sherman products in the United Kingdom. In conjunction with this repositioning effort, we combined our Ben Sherman lines into one global collection under our Ben Sherman “black and orange” label in order to present a more unified brand image throughout the world. Our black and orange label apparel products are generally characterized as consisting of better fabrics and being less conservative and more fashion-forward than the Ben Sherman products we previously sold in the United Kingdom. We believe that our emphasis on more controlled distribution at higher price points will enhance future opportunities for the Ben Sherman brand.

     Also during the last two years, we invested in the global expansion of the brand, including investment in an international infrastructure to support future growth in markets outside of the United Kingdom and United States. As part of this investment, we opened an office in Hong Kong to manage Ben Sherman’s relationships with its licensing partners in Asia.
     We market the Ben Sherman brand through print, moving media, promotional programs, Internet marketing and tradeshow initiatives. We provide point-of-sale materials and signage to wholesale customers to enhance the presentation of our Ben Sherman products at third-party retail locations. We also employ cooperative advertising programs with certain Ben Sherman wholesale customers.
     We also own the Nickelson trademark and sell Nickelson products in the United Kingdom. Nickelson is a British urban brand aimed at a target market of 18 to 30 year-olds with a specific slant on the streetwear-influenced youth market. The Nickelson brand gives us a lower-priced alternative to our Ben Sherman brand in the United Kingdom. We also have a license agreement which allows Ben Sherman to manufacture, source and distribute Evisu-brand footwear in certain geographic areas, which supplements our Ben Sherman brand footwear operations. During fiscal 2008, approximately 7% of the net sales of Ben Sherman were sales of Nickelson and Evisu products.
Design, Sourcing and Distribution
     We believe product quality and design are critical to the continued success of the Ben Sherman brand. Ben Sherman apparel products are developed by our dedicated design teams located at the Ben Sherman headquarters in London, England. Our Ben Sherman design teams focus on the target consumer, and the design process combines feedback from buyers, consumers and our sales force, along with market trend research. We design our Ben Sherman apparel products to incorporate one or more fiber types, including cotton, wool or other natural fibers, synthetics, or blends of two or more of these materials.
     We primarily utilize a large third-party buying agent based in Hong Kong to manage the production and sourcing of Ben Sherman apparel products in Asia, Europe and other locations. Through this buying agent and a sourcing office we operate in India, during fiscal 2008 we used approximately 120 suppliers located throughout the world, but primarily in Asia, to manufacture our Ben Sherman products on an order-by-order basis. The largest ten suppliers provided approximately 50% of the Ben Sherman products acquired during fiscal 2008. Substantially all of our Ben Sherman products were package purchases of finished goods, which enables us to reduce working capital related to work-in-process inventories.
     We use a third-party distribution center in the United Kingdom for our Ben Sherman products sold in the United Kingdom and operate a distribution center in Dusseldorf, Germany for our Ben Sherman products sold in continental Europe. In the United States, distribution services are performed for Ben Sherman by Oxford Apparel at our distribution center in Lyons, Georgia. Distribution center activities include receiving finished goods from suppliers, inspecting the products and shipping the products to wholesale customers and our Ben Sherman retail stores. We seek to maintain sufficient levels of inventory to support our programs for pre-booked orders and anticipated sales volume.
Wholesale Operations
     Part of our strategy is to maintain controlled distribution to protect and grow the Ben Sherman brand. During fiscal 2008, approximately 83% of Ben Sherman’s net sales were sales to wholesale customers and international distributors. During fiscal 2008, approximately 13% of Ben Sherman’s net sales were to its largest customer, Debenhams, which operates retail stores in the United Kingdom.
     We maintain Ben Sherman apparel sales offices and showrooms in several locations, including London, New York, Hong Kong and Dusseldorf, among others. Our wholesale operations for Ben Sherman employ a sales force consisting of salaried sales employees and independent commissioned sales representatives.

Licensing/Distributor Operations
     We license the Ben Sherman trademark to a variety of licensees in categories beyond Ben Sherman’s core product categories. We believe licensing is an attractive business opportunity for the Ben Sherman brand. Once a brand is established, licensing requires modest additional investment but can yield high-margin income. It also affords the opportunity to enhance overall brand awareness and exposure. In evaluating a potential Ben Sherman licensee, we typically consider the candidate’s experience, financial stability, manufacturing performance and marketing ability. We also evaluate the marketability and compatibility of the proposed products with other Ben Sherman brand products.
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
     Third-party license arrangements for Ben Sherman products include the following product categories:

Men’s backpacks and travel bags	Men’s suits and dress shirts
Men’s and boys’ watches and jewelry	Men’s and boys’ underwear, socks and sleepwear
Men’s and women’s eyewear	Men’s gift products
Men’s fragrances and toiletries	Men’s and women’s accessories, wallets and small leather goods
Men’s neckwear and pocket squares	Men’s hats, caps, scarves and gloves
Men’s and boys’ belts
     In addition to the license agreements for the specific product categories listed above, we have also entered into certain international license/distribution agreements which allow our partners the opportunity to distribute Ben Sherman products in certain geographic areas around the world, including Australia, Asia, South Africa and Europe. The majority of the products distributed by these partners are acquired from us or other product licensees and are typically identical to the products sold in the United Kingdom and United States. We believe there is potential for further penetration into these and other markets for the Ben Sherman brand. In most markets, our license/distribution partners are required to open retail stores in their respective geographic regions. As of January 31, 2009, our license/distribution partners operated 18 retail stores located in Australia, Asia, South Africa and Europe, identified as licensed stores below.
Direct to Consumer Operations
     Our direct to consumer strategy for the Ben Sherman brand includes locating retail stores in higher-end malls and brand-appropriate street locations. Each retail store carries a wide range of merchandise, including apparel, footwear and accessories, all presented in a manner intended to enhance the Ben Sherman image. Our full-price Ben Sherman retail stores allow the opportunity to present Ben Sherman’s full line of current season products, including licensees’ products. We believe our Ben Sherman retail stores provide high visibility of the brand and products and also enable us to stay close to the needs and preferences of consumers. We believe the presentation of these products in our Ben Sherman retail stores helps build brand awareness and acceptance and thus enhances business with our wholesale customers. Our outlet stores in the United Kingdom serve an important role in the overall inventory management by allowing us to sell discontinued and out-of-season products at better prices than are generally otherwise available from outside parties, while helping us protect the Ben Sherman brand by controlling the distribution of such products.

     The table below provides additional information regarding Ben Sherman retail stores as of January 31, 2009.

	Number	Average
	of Stores	Square Feet
United States Full-Price Stores	4	4,100
United Kingdom and Germany Full-Price Stores	6	2,600
United Kingdom Outlet Stores	7	1,600
Licensed Stores	18	1,600

Total	35
     During fiscal 2008, approximately 17% of Ben Sherman’s net sales were from owned retail store operations. Retail sales per square foot were approximately $587 for our full-price Ben Sherman stores open as of the beginning of fiscal 2008.
     During fiscal 2009, we anticipate opening two additional full-price stores. The operation of our retail stores requires a greater amount of capital investment than wholesale operations. Generally we anticipate spending approximately $0.9 million of capital expenditures to build-out each Ben Sherman full-price retail store. Often, the landlord provides certain incentives to fund a portion of these capital expenditures.
     Our Ben Sherman products are also sold via the Internet at www.bensherman.com, www.bensherman.co.uk and www.benshermanusa.com.
Lanier Clothes
     Lanier Clothes designs and markets branded and private label men’s suits, sportcoats, suit separates and dress slacks across a wide range of price points. Our Lanier Clothes branded products are sold under trademarks including Kenneth Cole, Dockers and Geoffrey Beene, which are licensed to us by third parties. During fiscal 2008, we also sold branded products under license agreements for the Nautica® and O OscarTM trademarks, but the respective license agreements for these trademarks ended in fiscal 2008. We will continue to sell products with the Nautica and O Oscar trademarks during the first part of fiscal 2009 pursuant to the sell-off periods for each license agreement. Additionally, we design and market products for our Arnold Brant and Billy London brands. Arnold Brant is an upscale tailored brand that is intended to blend modern elements of style with affordable luxury. Billy London is a modern, British-inspired fashion brand geared towards the value-oriented consumer. In addition to the branded businesses, we design and source certain private label tailored clothing products. We believe that this private label business complements our branded tailored clothing businesses. Significant private label brands for which we produce tailored clothing include Stafford, Alfani, Tasso Elba and Lands’ End. Sales of private label products represented approximately 50% of Lanier Clothes’ net sales during fiscal 2008.
     Our Lanier Clothes products are sold to national chains, department stores, mass merchants, specialty stores, specialty catalog retailers and discount retailers throughout the United States. We believe that superior customer service and supply chain management, as well as the design of quality products, are all integral components of our strategy in the branded and private label tailored clothing market.
     In Lanier Clothes, we have long-standing relationships with some of the United States’ largest retailers, including JCPenney, Macy’s, Sears, Men’s Wearhouse and Burlington Coat Factory. These five customers represented approximately 75% of Lanier Clothes’ net sales in fiscal 2008. JCPenney, Macy’s and Sears represented approximately 30%, 18% and 12%, respectively, of Lanier Clothes’ net sales during fiscal 2008.
     We market our branded tailored clothing products on a brand-by-brand basis, targeting distinct consumer demographics and lifestyles. Our advertising programs are an integral part of the branded product offerings. For certain tailored clothing products, we employ cooperative advertising programs.

     During fiscal 2008, we implemented a significant restructuring plan primarily associated with our decision to exit license agreements relating to the Nautica and O Oscar trademarks and the restructuring of our Arnold Brant business. These actions will result in a smaller business focused on fewer product lines for Lanier Clothes in future years.
Design, Manufacturing, Sourcing and Distribution
     Our Lanier Clothes’ design teams are located in New York. Our design teams focus on the target consumer of the owned or private label brand. The design process combines feedback from buyers and sales agents with market trend research.
     In fiscal 2008, the majority of our product purchases of Lanier Clothes were CMT purchases from third-party producers, on an order-by-order basis. Substantially all of Lanier Clothes’ raw material and product purchases were sourced from countries outside of the United States. As the ability and willingness of third party manufacturers to finance raw materials continues to improve, we anticipate that Lanier Clothes will shift from the CMT purchase approach to a greater proportion of package purchases, which will reduce working capital requirements in the future. Lanier Clothes manages production in Asia, Latin America and Italy through a combination of efforts from our Lanier Clothes offices in Atlanta, Georgia and third-party buying agents. Lanier Clothes purchased goods from approximately 200 suppliers in fiscal 2008. The ten largest suppliers of Lanier Clothes provided approximately 80% of the products it acquired from third parties during fiscal 2008. Lanier Clothes also operates a manufacturing facility, located in Merida, Mexico, which produced approximately 18% of our Lanier Clothes products acquired during fiscal 2008.
     Our various Lanier Clothes products are manufactured from a variety of fibers, including wool, silk, bamboo, linen, cotton and other natural fibers, as well as synthetics and blends of these materials. The majority of the materials used in Lanier Clothes’ manufacturing operations are purchased in the form of woven finished fabrics directly from various offshore fabric mills.
     For Lanier Clothes, we utilize a distribution center located in Toccoa, Georgia, where we receive goods from our suppliers, inspect those products and ship the goods to our customers. We seek to maintain sufficient levels of inventory to support programs for pre-booked orders and to meet increased customer demand for at-once ordering. For certain standard tailored clothing product styles, we maintain in-stock replenishment programs, providing shipment to customers within just a few days of receiving the order. These types of programs generally require higher inventory levels. Disposal of excess prior-season inventory is an ongoing part of our business.
     We maintain apparel sales offices and showrooms for our Lanier Clothes products in several locations, including Atlanta and New York. We employ a sales force for Lanier Clothes primarily consisting of salaried employees.
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
     In Oxford Apparel, we have relationships with some of the largest retailers in the United States, including Sears, Men’s Wearhouse, Target, Costco and Macy’s. These five customers represented approximately 62% of the net sales of Oxford Apparel in fiscal 2008, with Sears, Men’s Wearhouse, Target and Costco representing approximately 20%, 13%, 12% and 11% respectively, of Oxford Apparel’s net sales during fiscal 2008. A significant amount of the sales to our largest customers are private label programs. Private label product sales represented approximately 56% of Oxford Apparel’s net sales during fiscal 2008.
     Oxford Apparel also sells products under the Oxford Golf and Ely & Walker trademarks, which we own, and the Hathaway® trademark. We own a two-thirds interest in an unconsolidated entity that owns the Hathaway trademark in the United States and several other countries. The Oxford Golf brand is designed to appeal to a sophisticated golf apparel consumer with a preference for high quality and classic styling. The Ely & Walker brands, consisting of Ely,

Cattleman, Ely Casuals and Cumberland Outfitters, focus on western-style shirts and sportswear. Hathaway is a brand that traces its roots back to the 1800s and enjoyed substantial brand awareness throughout the 1900s.
     In addition to our private label and owned brand businesses, Oxford Apparel holds licenses from third parties to use the Dockers and United States Polo Association trademarks for certain product categories. We also hold licenses to use the Tommy Hilfiger® trademark in the United States and Canada for dress shirts; however, these agreements for Tommy Hilfiger expire in May 2009 and will not be renewed.
Design, Sourcing and Distribution
     Our Oxford Apparel products are designed primarily by teams located at the Oxford Apparel offices in New York. The design teams focus on the target consumer of the owned or private label brand, and the process combines feedback from buyers and sales agents along with market trend research. Our Oxford Apparel products are manufactured from several types of fibers, including cotton, linen, wool, silk and other natural fibers, synthetics and blends of these materials.
     During fiscal 2008, Oxford Apparel acquired substantially all of its products on a package purchase, order-by-order basis from third-party producers outside of the United States. We operate buying offices in Hong Kong and Singapore that manage the production and sourcing for Oxford Apparel in Asia. During fiscal 2008, Oxford Apparel used approximately 175 suppliers primarily based in Asia. Our 10 largest suppliers provided approximately 70% of the products purchased by Oxford Apparel in fiscal 2008.
     For Oxford Apparel, we utilize a distribution center owned by us in Lyons, Georgia, as well as third-party distribution centers. These distribution centers receive Oxford Apparel finished goods from suppliers, inspect those products and ship the products to our customers. Some products of Oxford Apparel are shipped to customers directly on an FOB Foreign Port basis without passing through our distribution center. In FOB Foreign Port shipments, the customer or the customer’s freight forwarder handles the in-bound logistics and customs clearance. FOB Foreign Port transactions represented approximately 36% of the net sales of Oxford Apparel in fiscal 2008.
     We seek to maintain sufficient levels of inventory to support programs for pre-booked orders and to meet customer demand for at-once ordering. For selected standard product styles, we maintain in-stock replenishment programs providing shipment to customers typically within a few days. These in-stock replenishment programs generally require higher inventory levels in order to meet customer requests in a timely manner. Disposal of excess prior-season inventory is an ongoing part of business.
     We maintain apparel sales offices and showrooms for Oxford Apparel products in several locations, including New York. We employ a sales force consisting primarily of salaried and commissioned sales employees.
Corporate and Other
     Corporate and Other is a reconciling category for reporting purposes and includes our corporate offices, substantially all financing activities, LIFO inventory accounting adjustments and other costs that are not allocated to our operating groups.
Discontinued Operations
     As discussed in Note 1 of our consolidated financial statements included in this report, we sold the operations of our former Womenswear Group in June 2006. The Womenswear Group produced private label women’s sportswear separates, coordinated sportswear, outerwear, dresses and swimwear, primarily for mass merchants. All transactions and cash flows related to the Womenswear operations are reflected in discontinued operations in all periods presented in this report. We do not anticipate that we will have any future operating activity or cash flow related to the Womenswear Group.

TRADEMARKS
     As discussed above, we own trademarks, several of which are very important to our business. Generally, our significant trademarks are subject to registrations and pending applications throughout the world for use on a variety of items of apparel and, in some cases, apparel-related products, accessories, home furnishings and beauty products, as well as in connection with retail services. We continue to expand our worldwide usage and registration of certain of our trademarks. In general, trademarks remain valid and enforceable as long as the trademarks are used in connection with our products and services and the required registration renewals are filed. Our significant trademarks are discussed within each operating group description above. Important factors relating to risks associated with our trademarks include, but are not limited to, those described in Part I, Item 1A. Risk Factors.
COMPETITION
     We sell our products in highly competitive domestic and international markets in which numerous United States-based and foreign apparel firms compete. No single apparel firm or small group of apparel firms dominates the apparel industry. We believe that the principal competitive factors in the apparel industry are design, brand image, consumer preference, price, quality, marketing and customer service. We believe our ability to compete successfully in styling and marketing is related to our ability to foresee changes and trends in fashion and consumer preference, and to present appealing products for consumers. In some instances, particularly with respect to our private label businesses, a retailer that is our customer may compete directly with us by sourcing its products directly or by marketing its own private label brands. Important factors relating to risks associated with competitive factors in our industry include, but are not limited to, those described in Part I, Item 1A. Risk Factors.
SEASONAL ASPECTS OF BUSINESS AND ORDER BACKLOG
Seasonal Aspects of Business
     Although our various product lines are sold on a year-round basis, the demand for specific products or styles may be seasonal. For example, the demand for Tommy Bahama and golf products is higher in the spring and summer seasons. Generally our wholesale products are sold prior to each of the retail selling seasons, including spring, summer, fall and holiday. As the timing of product shipments and other events affecting the retail business may vary, results for any particular quarter may not be indicative of results for the full year. The percentage of net sales by quarter (unaudited) for fiscal 2008 was 29%, 24%, 26% and 21%, respectively, and the percentage of earnings (loss) before income taxes by quarter (unaudited) for fiscal 2008 was 5%, 1%, 2% and (108%), respectively. We do not believe the fiscal 2008 distribution of earnings (loss) before income taxes is indicative of the distribution in future years, in particular because certain of the quarters in fiscal 2008 were impacted to varying degrees by restructuring charges, asset impairment charges, other unusual items, a gain on repurchase of a portion of our Senior Unsecured Notes and the difficult economic environment.
Order Backlog
     As of January 31, 2009 and February 2, 2008, we had booked orders totaling $185.7 million and $269.3 million, respectively, substantially all of which we expect will be or were shipped within six months after each such date. Once we receive a specific purchase order, the dollar value of such order is included in our booked orders. A portion of our business consists of at-once EDI “Quick Response” programs with large retailers. Replenishment shipments under these programs generally have such an abbreviated order life that they are excluded from the order backlog completely. We do not believe that this backlog information is necessarily indicative of sales to be expected for future periods.
TRADE REGULATION
     International trade agreements, trade preference arrangements and trade legislation are significant in our business. Virtually all of the merchandise we import is subject to duties which are assessed on the value of imported apparel. Duty rates vary depending on the fiber content of the garment and range from 15% to 20% on the cotton and wool products that predominate our product lines. Silk products represent a significant portion of our Tommy Bahama products and are generally subject to duty rates of less than 5%.

     Until January 1, 2005, our apparel merchandise was also subject to quotas. The United States had implemented restrictive quotas on the importation of many classifications of apparel products from most of the major apparel-producing countries, including most of the countries where we produce apparel. With the exception of silk products, the apparel products that make up a large share of our annual sales were subject to quotas. These quotas limited the total quantity of garments that could be imported into the United States in a given year on a by-country and by-product category basis. The effect of these quotas was that a substantial portion of cotton and wool apparel imported into the United States was sourced, prior to January 1, 2005, from countries that would not be the most competitive producers otherwise. The World Trade Organization, or WTO, member countries agreed to eliminate quotas on textile and apparel products effective January 1, 2005. Under the terms of the WTO agreement, the United States retained the right to impose new quotas in response to surging imports, which resulted in a November 2005 agreement between the United States and China for a quota arrangement that imposed quotas on certain textile products through the end of 2008.
     During fiscal 2008, we sourced approximately 50% of our products from China. As of January 1, 2009, all quotas on Chinese-made textile and apparel products have been eliminated, but the United States is still allowed in certain circumstances to unilaterally impose “anti-dumping” duties in response to a particular product being imported from another country in such increased quantities as to cause, or threaten to cause, serious damage to the comparable domestic U.S. industry. “Countervailing” duties are other duties which can be imposed by the United States in cases where it finds that subsidies are being provided by a foreign government to its manufacturers and this subsidized merchandise causes or threatens to cause damage to the comparable domestic U.S. industry. The imposition of anti-dumping or countervailing duty on products that we import would increase the cost of those products to us and we may not be able to pass on any such cost increases to our customers.
     The elimination of quotas has resulted in acceleration in the shift of our sourcing and manufacturing activities from the Western hemisphere to Asia. The trend away from Western hemisphere sourcing and manufacturing may be slowed to some extent by various free trade agreements, such as the North American Free Trade Agreement. We believe that by taking trade preference agreements and trade legislation into account in our sourcing decisions, we are and will continue to be effective in using trade regulation to our competitive advantage. However, the elimination of, or certain changes to, these trade agreements or our inability to qualify for such free-trade benefits would adversely impact our business by increasing our cost of goods sold and we may not be able to pass on any such cost increases to our customers.
     We believe that with respect to the majority of our sourcing, we will continue to be able to procure our products from the most competitive countries because of the flexibility of our sourcing base. While we have long-term relationships with many of our contract manufacturers, we do not have long-term contractual commitments to them, and we thus have the flexibility to move our production to alternative locations if market forces compel this. The relative ease with which we can divert our sourcing from manufacturing facilities we have traditionally used, if necessary, allows us to shift our production relatively quickly to other countries which might become more competitive due to changes in the trade regulation environment or other unanticipated changes. However, if we cannot shift our production in a timely manner or cannot find alternative sourcing at comparable prices, our cost of goods sold may increase and we may not be able to pass on any such cost increases to our customers.
     Apparel and other products sold by us are also subject to regulation in the United States and other countries by governmental agencies, including, the Federal Trade Commission, U.S. Fish and Wildlife Service and the Consumer Products Safety Commission. These regulations relate principally to product labeling, licensing requirements and certification of product safety. We believe that we are in substantial compliance with those regulations. Our licensed products and licensing partners are also subject to regulation. Our agreements require our licensing partners to operate in compliance with all laws and regulations, and we are not aware of any violations which could reasonably be expected to have a material effect on our business or results of operations.
     Important factors relating to risks associated with trade regulation include, but are not limited to, those described in Part I, Item 1A. Risk Factors.

EMPLOYEES
     As of January 31, 2009, we employed approximately 4,000 persons, of whom approximately 70% were employed in the United States. Approximately 50% of our employees were retail store and restaurant employees. We believe our employee relations are good.
AVAILABLE INFORMATION
     Our Internet address is www.oxfordinc.com. Under “Investor Info” on the home page of our website, we have provided a link to the SEC’s website where, among other things, our annual report on Form 10-K, proxy statement, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are generally available once we electronically file such material with, or furnish it to, the SEC. Additionally, our Corporate Governance Guidelines, as well as the charters of our Audit Committee and Nominating, Compensation and Governance Committee of our Board of Directors, are available under “Corporate Governance” on the home page of our website. Copies of these documents will be provided to any shareholder who requests a copy in writing.
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
Item 1A. Risk Factors
     Our business faces certain risks, many of which are outside of our control. The following factors, as well as factors described elsewhere in this report or in our other filings with the SEC that could materially affect our business, financial condition or operating results, should be carefully considered in evaluating our company and the forward-looking statements contained in this report or future reports. The risks and uncertainties described below are not the only risks we face. Additional risks and uncertainties not presently known to us or that we currently consider immaterial may also impact our business operations. If any of the following risks actually occur, our business, financial condition or operating results may be adversely affected.
Our business is and will continue to be heavily influenced by economic trends and general economic conditions, as evidenced by the impact of the current global economic crisis on our business. Economic conditions may continue to adversely affect our sales, increase our cost of goods sold or require us to significantly modify our business practices.
     The recent deterioration of the general economic environment, distress in the financial markets and general uncertainty about the economy are having a significant negative impact on businesses and consumers around the world, including our own business.
     The global economic crisis has had, and is continuing to have, an adverse impact on retail sales of apparel and other consumer products. Reduced sales by our wholesale customers may lead to lower retail inventory levels, reduced orders from us and/or order cancellations. Reduced sales by these customers, along with the possibility of their reduced access to, or inability to access, the credit markets, may result in our customers experiencing significant financial difficulties. Financial difficulties of customers could result in reduced sales to those customers or could result in store closures, bankruptcies or liquidations by those customers. Higher credit risk relating to receivables from customers experiencing financial difficulty may result. If these developments occur, our inability to shift sales to other customers or to collect on our accounts receivable could negatively impact our financial condition and results of operations.
     In addition, credit markets have experienced significant disruptions and certain leading financial institutions have either declared bankruptcy or have shown significant deterioration in their financial stability. Further deterioration in the financial markets could make future financing difficult or more expensive, including our ability to repay or refinance our Senior Unsecured Notes.
     These or any other significant changes in the operations or liquidity for any of the parties with which we conduct our business, including suppliers, customers, trademark licensees and lenders, among others, now or in the future, or in the access to capital markets for us or any such parties, could result in lower demand for our products, lower sales, higher costs or other disruptions in our business.
     A significant portion of our revenues are direct-to-consumer through retail stores, restaurants and Internet websites. Reduced consumer confidence, along with a reduction in the availability of consumer credit and increasing unemployment, may lead to reduced purchases of our products at our retail stores, restaurants and Internet websites. This could have a negative impact on the demand for our products and reduce our operating leverage.
     Additionally, during economic periods such as the current conditions, certain long term commitments, such as leases and license agreements, may not be as beneficial in the short-term as was desired when we initially entered into the agreements. Lease agreements and license agreements often require certain minimum payments which do not fluctuate with sales. Our ability to reduce these costs may be minimal, even if we determine to no longer utilize the retail space or trademark over a portion of the term of the agreement, as the other party may not be willing to renegotiate the agreement. These long-term agreements may result in higher costs as a percentage of sales than we originally anticipated or we realized in prior years and thus negatively impact our operating results in future periods.
     We are unsure of the duration and severity of this economic crisis. However, if the crisis persists or worsens and economic conditions remain weak over a long period, the likelihood of the crisis having an even more significant impact on our business increases.
     Beyond the current economic crisis, the apparel industry is cyclical and dependent upon the overall level of discretionary consumer spending, which changes as regional, domestic and international economic conditions change. Often, the apparel industry tends to experience longer periods of recession and generally experiences greater declines than the general economy. Overall economic conditions that affect discretionary consumer spending include, but are not limited to, employment levels, recessions, energy costs, interest rates, tax rates, personal debt levels, housing prices and stock market volatility. Uncertainty about the future may also impact the level of discretionary consumer spending or result in shifts in consumer spending to products other than apparel. Any deterioration in general economic or political conditions, acts of war or terrorism or other factors that create uncertainty or alter the discretionary consumer habits in our key markets, particularly the United States and the United Kingdom, could reduce our sales, increase our costs of goods sold or require us to significantly modify our current business practices and, consequently, harm our results of operations. These and other events that impact our operating results could also result in adverse consequences to our business, such as our failure to satisfy financial covenants under our debt instruments or our inability to continue to meet minimum sales thresholds to certain of our licensors.
We make use of debt to finance our operations, which exposes us to risks that could adversely affect our business, financial position and operating results.
     Our levels of debt vary as a result of the seasonality of our business, investments in acquisitions and working capital and divestitures. As of January 31, 2009, we had approximately $27.7 million outstanding under our U.S. Revolving Credit Agreement, $5.1 million outstanding under our U.K. Revolving Credit Agreement and $166.8 million of outstanding Senior Unsecured Notes. Our debt levels may increase in the future under our existing facilities or potentially under new facilities, or the terms or forms of our financing arrangements in the future may change, which may increase our exposure to the items discussed below.

     Our indebtedness includes, and any future indebtedness may include, certain obligations and limitations, including the periodic payment of principal and interest, maintenance of certain covenants and certain other limitations related to additional debt, dividend payments, investments and dispositions of assets. Our ability to satisfy these obligations will be dependent upon our business, financial condition and operating results. These obligations and limitations may increase our vulnerability to adverse economic and industry conditions, place us at a competitive disadvantage compared to our competitors that are less leveraged and limit our flexibility in carrying out our business plan and planning for, or reacting to, changes in the industry in which we operate.
     In August 2008, we entered into our U.S. Revolving Credit Agreement. The U.S. Revolving Credit Agreement amended and restated our Prior Credit Agreement, which was scheduled to mature in July 2009. Our U.S. Revolving Credit Agreement matures in August 2013, subject to certain requirements to refinance our senior unsecured notes on or prior to November 16, 2010 as discussed below. The U.S. Revolving Credit Agreement is an asset-based facility, with borrowing availability determined primarily by the level of our eligible accounts receivable and inventory balances. We currently anticipate that cash flows from operations and the projected borrowing availability under our U.S. Revolving Credit Agreement will be sufficient to fund our liquidity requirements until the time that we are required to refinance our Senior Unsecured Notes. However, if we do not have a sufficient borrowing base at any given time, borrowing availability under our U.S. Revolving Credit Agreement may not be sufficient to support our liquidity needs. Additionally, if any of the financial institutions that are parties to our U.S. Revolving Credit Agreement were to declare bankruptcy or become insolvent, they may be unable to perform under their agreements with us. This could leave us with reduced borrowing capacity.
     Our Senior Unsecured Notes mature in June 2011. However, in the event that our Senior Unsecured Notes are not refinanced on or prior to November 16, 2010, the maturity date of our U.S. Revolving Credit Agreement would accelerate to December 2010. As our indebtedness matures, we will be required to extend or refinance such indebtedness, sell assets to repay the indebtedness or raise equity to fund the repayment of the indebtedness. Additionally, a breach of the covenants relating to our indebtedness could result in an event of default under those instruments, in some instances allowing the holders of that indebtedness to declare all outstanding indebtedness immediately due and payable. At maturity or in the event of an acceleration of payment obligations, we would likely be unable to pay our outstanding indebtedness with our cash and cash equivalents then on hand. We would, therefore, be required to seek alternative sources of funding, which may not be available on commercially reasonable terms, terms as favorable as our current agreements or at all, or face bankruptcy. If we are unable to refinance our indebtedness or find alternative means of financing our operations, we may be required to curtail our operations or take other actions that are inconsistent with our current business practices or strategy.
     We have interest rate risk on a portion of our indebtedness, as certain of our indebtedness is based on variable interest rates. We generally do not engage in hedging activities with respect to our interest rate risk. An increase in interest rates may require us to pay a greater amount of our funds from operations towards interest, even if the amount of borrowings outstanding remains the same. As a result, we may have to revise or delay our business plans, reduce or delay capital expenditures or otherwise adjust our plans for operations.
The apparel industry is highly competitive, and we face significant competitive threats to our business from various third parties that could reduce our sales, increase our costs, result in reduced price points for our products and/or result in decreased margins.
     The apparel industry is highly competitive. Our competitors include numerous domestic and foreign apparel designers, manufacturers, distributors, importers, licensors, and retailers, some of which may also be our customers and some of whom are significantly larger and have significantly greater financial resources than we do. The level and nature of our competition varies, and the number of our direct competitors and the intensity of competition may increase as we expand into other markets or product lines or as other companies expand into our markets or product lines. Some of our competitors may be able to adapt to changes in consumer demand more quickly, to devote greater resources to establishing brand recognition or to adopt more aggressive pricing policies than we can. Additionally, as a result of the current economic conditions, certain of our competitors are offering apparel for sale at significant discounts, which results in more pressure to reduce prices or the risk that our products may not be as desirable as lower priced products. In addition, with respect to certain of our businesses, retailers that are our customers may pose a significant competitive threat by sourcing their products directly or by marketing their own private label brands. These private label lines may also receive prominent positioning on the retail floor by department stores.

These competitive factors within the apparel industry may result in reduced sales, increased costs, lower prices for our products and/or decreased margins.
Our business could be harmed if we fail to maintain proper inventory levels.
     In light of the current economic crisis, we believe we have planned inventory purchases for fiscal 2009 conservatively. However, if the crisis persists or worsens and economic conditions remain weak over a long period, we may be unable to sell the products we have ordered in advance from manufacturers or that we have in our inventory. Inventory levels in excess of customer demand may result in inventory markdowns or the sale of excess inventory at discounted prices. These events could significantly harm our operating results and impair the image of our brands. Conversely, as economic conditions improve, we may not be in a position to order quality products from our manufacturers in a timely manner and/or we may experience inventory shortages, which might result in unfilled orders, negatively impact customer relationships, diminish brand loyalty and result in lost revenues, any of which could harm our business.
Our success depends on the reputation and value of our owned and licensed brand names, including, in particular, Tommy Bahama and Ben Sherman, and actions by us, our wholesale customers or others who have interests in our brands could diminish the reputation or value of our brands and adversely affect our business operations.
     The success of our business depends on the reputation and value of our owned and licensed brand names. The value of our brands could be diminished by actions taken by us, for instance by becoming overly promotional, our wholesale customers or others who have interests in the brands. We cannot always control the marketing and promotion of our products by our wholesale customers or other third parties who have an interest in our brands, and actions by such parties that are inconsistent with our own marketing efforts or that otherwise adversely affect the appeal of our products could diminish the value or reputation of one or more of our brands and have an adverse effect on our sales and business operations.
We rely on our licensing partners to preserve the value of our brands and as a source of royalty income.
     Certain of our brands, such as Tommy Bahama and Ben Sherman, have a reputation of outstanding quality and name recognition that makes the brands valuable as a source of royalty income. During fiscal 2008, we recognized approximately $15.6 million of royalty income. While we take significant steps to ensure the reputation of our brands is maintained through our license agreements, there can be no guarantee our brands will not be negatively impacted through our association with products outside of our core apparel products or due to the actions of a licensee. The improper or detrimental actions of a licensee may not only result in a decrease in the sales of our licensee’s products but also could significantly impact the perception of our brands.
The apparel industry is subject to rapidly evolving fashion trends, and we must continuously offer innovative and market appropriate products to maintain and grow our existing businesses. Failure to offer innovative and market appropriate products may adversely affect our sales and lead to excess inventory, markdowns and/or dilution of our brands.
     We believe that the principal competitive factors in the apparel industry are design, brand image, consumer preference, price, quality, marketing and customer service. Although certain of our products carry over from season to season, the apparel industry in general is subject to rapidly changing fashion trends and shifting consumer demands. Accordingly, we must anticipate, identify and capitalize upon emerging, fashion trends. We believe that our success depends on our ability to continuously develop, source, market and deliver a wide variety of innovative, fashionable and desirable brands and products. These products must be offered at appropriate price points in their respective distribution channels. Sales growth from our brands will depend largely upon our ability to continue to maintain and enhance the distinctive brand identities.
     Due to the competitive nature of the apparel industry, there can be no assurance that the demand for our products will not decline or that we will be able to successfully evaluate and adapt our products to align with consumers’ preferences, fashion trends and changes in consumer demographics. As is typical with new products, market acceptance of new price points, designs and products is subject to uncertainty. The introduction or repositioning of new lines and products often requires substantial costs in design, marketing and advertising, which may not be recovered if the products are not successful. Any failure on our part to develop appealing products and update core products could result in lower sales and/or harm the reputation and desirability of our products. Additionally, since we generally make decisions regarding product designs several months in advance of the time when consumer acceptance can be measured, such a failure could leave us with a substantial amount of unsold excess inventory, which we may be forced to sell at lower price points. Any of these factors could result in a deterioration of the appeal of our brands and products, adversely affecting our business, financial condition and operating results.
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
     Our senior management has substantial experience and expertise in the apparel industry. Our success depends, to a significant extent, upon the continued services of our senior management, as well as our ability to attract, hire, motivate and retain additional talented and highly qualified management in the future, including in the areas of design, merchandising, sales, marketing and production, as well as our ability to hire and train qualified retail management and associates. Our success depends upon disciplined execution at all levels of our organization, including our senior management. Competition for qualified personnel in the apparel industry is intense, and we compete to attract and retain these individuals with other companies which may have greater financial resources. In addition, we will need to plan for the succession of our senior management and successfully integrate new members of management within our organization.
     The unexpected loss of J. Hicks Lanier, our Chairman and Chief Executive Officer, or any of our other senior management, could materially affect our operations, business relationships and ability to execute our strategies.
We depend on a group of key customers for a significant portion of our wholesale sales. A significant adverse change in a customer relationship or in a customer’s financial position could negatively impact our net sales and profitability.
     We generate a significant percentage of our sales from a few major customers. During fiscal 2008, sales to our five largest customers accounted for approximately 45% of our total wholesale sales and sales to our largest wholesale customer represented approximately 15% of our wholesale sales. In addition, the net sales of our individual operating groups may be concentrated among several large customers. Continued consolidation in the retail industry could result in a decrease in the number of stores that carry our products, restructuring of our customers’ operations, more centralized purchasing decisions, direct sourcing and greater leverage by customers, potentially resulting in lower prices, realignment of customer affiliations or other factors which could negatively impact our net sales and profitability.
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
     In addition, due to long product lead times, several of our product lines are designed and manufactured in anticipation of orders for sale. We make commitments for fabric and production in connection with these lines. These commitments can be made up to several months prior to the receipt of firm orders from customers, and if orders do not materialize or are canceled, we may incur expenses to terminate our fabric and production commitments and dispose of excess inventories.
     We also extend credit to several of our key customers without requiring collateral, which results in a large amount of receivables from just a few customers. During the past several years, particularly in light of the current economic crisis, companies in the apparel industry, including some of our customers, have had financial difficulties and are currently experiencing tightened credit markets and declining sales and profitability on a comparable store basis. If one or more of our key customers experiences significant problems in the future, including as a result of general weakness in the apparel industry, our sales may be reduced, and the risk associated with extending credit to these customers may increase. A significant adverse change in a customer’s financial position could cause us to limit or discontinue business with that customer, require us to assume greater credit risk relating to that customer’s receivables or limit our ability to collect amounts related to previous shipments to that customer. These or other events related to our significant customers could adversely affect our net sales and profitability.
Our concentration of retail stores and wholesale customers for certain of our products exposes us to certain regional risks.
     Our retail locations are heavily concentrated in certain geographic areas in the United States, including Florida, California, Hawaii, Arizona and Nevada, for our Tommy Bahama retail stores and the United Kingdom for our Ben Sherman retail stores. As of January 31, 2009, 51 of our Tommy Bahama retail stores were located in these U.S. states and five of our Ben Sherman full price retail stores were located in the United Kingdom. Additionally, a significant portion of our wholesale sales for Tommy Bahama and Ben Sherman products are concentrated in the same geographic areas as our own retail store locations for these brands. Due to this concentration, we have heightened exposure to factors that impact these regions, including general economic conditions, weather patterns, natural disasters, changing demographics and other factors.
Our foreign sourcing operations as well as the sale of products in foreign markets result in an exposure to fluctuations in foreign currency exchange rates.
     As a result of our international operations, we are exposed to certain risks in conducting business outside of the United States. Substantially all of our orders to have goods produced in foreign countries are denominated in U.S. dollars. Purchase prices for our products may be impacted by fluctuations in the exchange rate between the U.S. dollar and the local currencies of the contract manufacturers, either of which may have the effect of increasing our cost of goods sold in the future. If the value of the U.S. dollar decreases relative to certain foreign currencies in the future, then the prices that we negotiate for products could increase, and it is possible that we would not be able to pass this increase on to customers, which would negatively impact our margins. If the value of the U.S. dollar increases between the time a price is set and payment for a product, the price we pay may be higher than that paid for comparable goods by competitors that pay for goods in local currencies, and these competitors may be able to sell their products at more competitive prices. Additionally, currency fluctuations could also disrupt the business of our independent manufacturers that produce our products by making their purchases of raw materials more expensive and difficult to finance.
     We received U.S. dollars for greater than 85% of our product sales during fiscal 2008. The sales denominated in foreign currencies primarily relate to Ben Sherman sales in the United Kingdom and Europe. An increase in the value of the U.S. dollar compared to these other currencies in which we have sales could result in lower levels of sales and earnings in our consolidated statements of operations, although the sales in foreign currencies could be equal to or greater than amounts in prior periods. We generally do not engage in hedging activities with respect to our exposure to foreign currency risk except that, on occasion, we do purchase foreign currency forward exchange contracts for our goods purchased on U.S. dollar terms that are expected to be sold in the United Kingdom and Europe.
We are dependent upon the availability of raw materials and the ability of our third-party producers, substantially all of whom are located in foreign countries, to meet our requirements; any failures by these producers to meet our requirements, or the unavailability of suitable producers or raw materials at reasonable prices may negatively impact our ability to deliver quality products to our customers on a timely basis or result in higher costs or reduced net sales.
     We source substantially all of our products from non-exclusive, third-party producers located in foreign countries. Although we place a high value on long-term relationships with our suppliers, generally we do not have long-term contracts but, instead, conduct business on an order-by-order basis. Therefore, we compete with other companies for the production capacity of independent manufacturers. We regularly depend upon the ability of third-party producers to secure a sufficient supply of raw materials, adequately finance the production of goods ordered and maintain sufficient manufacturing and shipping capacity. Although we monitor production in third-party manufacturing locations, we cannot be certain that we will not experience operational difficulties with our manufacturers, such as the reduction of availability of production capacity, errors in complying with product specifications, insufficient quality control, failures to meet production deadlines or increases in manufacturing costs. Such difficulties may negatively impact our ability to deliver quality products to our customers on a timely basis, which may, in turn, have a negative impact on our customer relationships and result in lower net sales.
     Most of the products we purchase from third-party producers are package purchases, and we and our third-party suppliers rely on the availability of raw materials at reasonable prices. The principal fabrics used in our business are cotton, linens, wools, silk, other natural fibers, synthetics and blends of these materials. The prices paid for these fabrics depend on the market price for raw materials used to produce them. The price and availability of certain raw materials have fluctuated in the past, and may fluctuate in the future, depending on a variety of factors, including crop yields, weather, supply conditions, government regulation, war, terrorism, labor unrest, global health concerns, economic climate, the cost of petroleum and other unpredictable factors. Additionally, costs of our third-party providers or our transportation costs may increase due to these same factors. We historically have not entered into any futures contracts to hedge commodity prices. Any significant increase in the price of raw materials or decrease in the availability of raw materials could cause delays in product deliveries to our customers, which could have an adverse impact on our customer relationships and/or increase our costs, some or all of which we may be unable to pass on to our customers.
     We also require third-party producers to meet certain standards in terms of working conditions, environmental protection and other matters before placing business with them. As a result of costs relating to compliance with these standards, we may pay higher prices than some of our competitors for products. In addition, the labor and business practices of independent apparel manufacturers have received increased attention from the media, non-governmental organizations, consumers and governmental agencies in recent years. Failure by us or our independent manufacturers to adhere to labor or other laws or business practices accepted as ethical, and the potential litigation, negative publicity and political pressure relating to any of these events, could disrupt our operations or harm our reputation.
Since we source substantially all of our products from third-party producers located in foreign countries, our business is subject to legal, regulatory, political and economic risks, including risks relating to the importation of our products, and our products may become less competitive as a result of adverse changes affecting our international operations.
     As we source substantially all of our products from foreign countries, including approximately 50% of our product purchases from China during fiscal 2008, we are exposed to risks associated with changes in the laws and regulations governing the importing and exporting of apparel products into and from the countries in which we operate.
     Some of the risks associated with importing our products from foreign countries include quotas, imposed by countries in which our products are manufactured or countries into which our products are imported, which limit the amount and type of goods that may be imported annually from or into these countries; changes in social, political, labor and economic conditions or terrorist acts that could result in the disruption of trade from the countries in which our manufacturers are located; the imposition of additional or new duties, tariffs, taxes or other charges and shifts in sourcing patterns as a result of such charges; significant fluctuations in the cost of raw materials; significant delays in the delivery of our products, due to security considerations; rapid fluctuations in sourcing costs, including costs for raw materials and labor; the imposition of antidumping or countervailing duties; fluctuations in the value of the dollar against foreign currencies; and restrictions on the transfer of funds to or from foreign countries.
     We currently benefit from duty-free treatment under international trade agreements and regulations such as the North American Free Trade Agreement. In addition, China’s safeguard quota on certain classes of apparel products expired on December 31, 2008, and the United States and China have not finalized a new quota arrangement, if any, for periods after 2008. The imposition of a new quota arrangement between the United States and China or the elimination of duty-free treatment or our inability to qualify for such benefits would adversely impact our business by increasing our cost of goods sold.

     Our products are subject to increasingly stringent and complex product performance and safety standards, laws and other regulations. With the passage of the Consumer Product Safety Improvement Act of 2008, there are new requirements mandated for the textile and apparel industries. These requirements relate to all apparel currently regulated under the Consumer Product Safety Commission, or CPSC, and also include new requirements that relate to metal and painted trim items and certain other raw materials used in children’s age 12 and under apparel. These requirements could result in greater expense associated with compliance efforts and failure to comply with such regulations could result in a delay, non-delivery or mandated destruction of inventory shipments during key seasons or other financial penalties. While we are continuing to monitor the situation and intend to abide by the rules and changes made by the CPSC, significant or continuing noncompliance with such standards and laws could harm our reputation, our business relationships or our ability to execute our strategies.
     Our, or any of our suppliers’, failure to comply with customs or similar laws or any other applicable regulations could restrict our ability to import products or lead to fines, penalties or adverse publicity, and future regulatory actions or trade agreements may provide our competitors with a material advantage over us or materially increase our costs.
Our operations are reliant on information technology, and any interruption or other failure in our information technology systems may impair our ability to compete effectively in the apparel industry, including our ability to provide services to our customers and meet the needs of management.
     The efficient operation of our business is dependent on information technology. Information systems are used in all stages of our operations from design to distribution and as a method of communication with our customers and suppliers. Additionally, certain of our operating groups utilize e-commerce websites to sell goods directly to consumers. Our management also relies on information systems to provide relevant and accurate information in order to allocate resources and forecast and report our operating results. Service interruptions may occur as a result of a number of factors, including computer viruses, hacking or other unlawful activities by third parties, disasters, or failures to properly install, upgrade, integrate, protect, repair or maintain our systems and e-commerce websites. In connection with our periodic assessment of the appropriateness and relevance of our financial and operational systems, we commenced implementation of a new integrated financial system in fiscal 2008. Additionally, future assessments could result in a change to or replacement of our systems in the future. There can be no assurances that we will be successful in developing or acquiring competitive systems, including an integrated financial system, which are responsive to our needs and the needs of our customers. Any interruption or other failure of critical business information systems, including an interruption or failure caused by our inability to successfully upgrade, change or implement our financial or operational systems, could cause difficulties in operating our business and communicating with our customers or our ability to report our financial results, which could cause our sales and profits to decrease and could also require significant expenditures to remediate any such difficulties.
We may be unable to protect our trademarks and other intellectual property or may otherwise have our brand names harmed.
     We believe that our registered and common law trademarks and other intellectual property, as well as other contractual arrangements, including licenses and other proprietary intellectual property rights, have significant value and are important to our continued success and our competitive position due to their recognition by retailers and consumers. Approximately 64% of our net sales in fiscal 2008 was attributable to branded products for which we own the trademark. Therefore, our success depends to a significant degree upon our ability to protect and preserve our intellectual property. We rely on laws in the United States and other countries to protect our proprietary rights. However, we may not be able to sufficiently prevent third parties from using our intellectual property without our authorization, particularly in those countries where the laws do not protect our proprietary rights as fully as in the United States. The use of our intellectual property or similar intellectual property by others could reduce or eliminate any competitive advantage we have developed, causing us to lose sales or otherwise harm the reputation of our brands.
     Additionally, there can be no assurance that the actions that we have taken will be adequate to prevent others from seeking to block sales of our products as violations of proprietary rights. Although we have not been materially inhibited from selling products in connection with trademark disputes, as we extend our brands into new product categories and new product lines and expand the geographic scope of our marketing, we could become subject to litigation based on allegations of the infringement of intellectual property rights of third parties. In the event a claim of infringement against us is successful, we may be required to pay damages, royalties or license fees to continue to use intellectual property rights that we had been using, or we may be unable to obtain necessary licenses from third parties at a reasonable cost or within a reasonable time. Litigation and other legal action of this type, regardless of whether it is successful, could result in substantial costs to us and diversion of our management and other resources.
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
     We have entered into license and design agreements to use certain trademarks and trade names, such as Kenneth Cole, Dockers, United States Polo Association, Geoffrey Beene and Evisu, to market our products. Approximately 13% of our net sales during fiscal 2008 related to the products for which we license the use of the trademark for specific product categories. These license and design agreements will expire at various dates in the future. We cannot guarantee that we will be able to renew these licenses on acceptable terms upon expiration or that we will be able to acquire new licenses to use other popular trademarks. For example, during fiscal 2008, we decided to exit license agreements relating to the Nautica, O Oscar and Tommy Hilfiger brands. The termination or expiration of a license agreement will cause us to lose the sales and any associated profits generated pursuant to such license and in certain cases could result in an impairment charge for related intangible assets.
     In addition to certain compliance obligations, all of our significant licenses provide minimum thresholds for royalty payments and advertising expenditures for each license year, which we must pay regardless of the level of our sales of the licensed products. If these thresholds are not met, our licensors may be permitted contractually to terminate these agreements or seek payment of minimum royalties even if the minimum sales are not achieved. In addition, our licensors produce their own products and license their trademarks to other third parties, and we are unable to control the quality of these goods that others produce. If licensors or others do not maintain the quality of these trademarks or if the brand image deteriorates, our sales and any associated profits generated by such brands may decline.
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
We may not be successful in identifying locations and negotiating appropriate lease terms for retail stores and restaurants.
     An integral part of our strategy has been to develop and operate retail stores and restaurants for certain of our brands. Net sales from retail stores and restaurants were approximately 26% of our consolidated net sales during fiscal 2008. Successful operation of our retail stores and restaurants depends, in part, on the overall ability of the retail location to attract a consumer base sufficient to make store sales volume profitable. If we are unable to identify new locations with consumer traffic sufficient to support a profitable sales level, retail growth may consequently be limited. Further, if existing retail stores and restaurants do not maintain a sufficient customer base that provides a reasonable sales volume, it could have a negative impact on our sales, gross margin, and results of operations.

Our restaurant operations may be negatively impacted by regulatory issues or by health, safety, labor and similar operational issues, or by publicity surrounding any of these issues.
     The restaurant industry is highly competitive and requires compliance with a variety of federal, state and local regulations. In particular, all of our Tommy Bahama restaurants serve alcohol and, therefore, maintain liquor licenses. Our ability to maintain our liquor licenses depends on our compliance with applicable laws and regulations. The loss of a liquor license would adversely affect the profitability of a restaurant. Additionally, as a participant in the restaurant industry, we face risks related to food quality, food-borne illness, injury, health inspection scores and labor relations. Regardless of whether allegations related to these matters are valid or whether we become liable, we may be materially affected by negative publicity associated with these issues. The negative impact of adverse publicity relating to one restaurant may extend beyond the restaurant involved to affect some or all of the other restaurants, as well as the image of the Tommy Bahama brand as a whole.
The acquisition of new businesses has certain inherent risks, including, for example, strains on our management team and unexpected acquisition costs.
     One component of our business strategy is the acquisition of new businesses or product lines as and when appropriate investment opportunities are available. Our sales growth may be limited if we are unable to find suitable acquisition candidates at reasonable prices in the future, if we do not have the financial resources available to us in order to successfully consummate a desired acquisition, if we are unsuccessful in integrating any acquired businesses in a timely manner or if the acquisitions do not achieve the anticipated results. Evaluating and completing acquisitions in the future may strain our administrative, operational and financial resources and distract our management from our ongoing businesses.
     In addition, integrating acquired businesses is a complex, time-consuming and expensive process. The integration process for newly acquired businesses could create for us a number of challenges and adverse consequences associated with the integration of product lines, employees, sales teams and outsourced manufacturers; employee turnover, including key management and creative personnel of the acquired and existing businesses; disruption in product cycles for newly acquired product lines; maintenance of acceptable standards, controls, procedures and policies; and the impairment of relationships with customers of the acquired and existing businesses. Further, we may not be able to manage the combined operations and assets effectively or realize the anticipated benefits of the acquisition.
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
     We may determine in the near future that it is appropriate to divest or discontinue certain operations, as we did in fiscal 2006 when we divested our Womenswear Group operations and as we have, more recently, in exiting certain product categories in our Lanier Clothes and Oxford Apparel operating groups. Divestitures of certain businesses that do not align with our strategy or the discontinuation of certain product lines which may not provide the returns that we expect or desire may result in underutilization of our resources in the event that the operations are not replaced with new lines of business either internally or through acquisition. There can be no guarantee that if we divest certain businesses or discontinue certain product lines that we will be able to replace the sales and profits related to these businesses or appropriately utilize our remaining resources, which may result in a decline in our operating results.
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
          The regulatory environment governing our use of individually identifiable data of customers, employees and others is complex. Privacy and information security laws and requirements change frequently, and compliance with them may require us to incur costs to make necessary systems changes and implement new administrative processes. If a data security breach occurs, our reputation could be damaged and we could experience lost sales, fines or lawsuits.
Item 1B. Unresolved Staff Comments
     None.
Item 2. Properties
     We believe that our existing properties are well maintained, are in good operating condition and will be adequate for our present level of operations. We own or operate approximately 1.6 million square feet of facilities in the United States, Germany and Mexico in conducting our distribution and manufacturing functions. We also utilize space in third party warehouses at certain times. We operate retail stores and restaurants in approximately 0.5 million square feet of leased space located in the United States, United Kingdom and Germany. Each retail store and restaurant is less than 15,000 square feet. We do not believe that we are dependent on any individual retail or restaurant location for our business operations. These retail stores and restaurants are operated by Tommy Bahama and Ben Sherman and are described in more detail in Item 1 of this report. Our administrative and sales functions are conducted in approximately 0.5 million square feet of owned and leased space in various locations, including the United States, the United Kingdom, Germany, China and Hong Kong. We anticipate that we will be able to extend our leases to the extent that they expire in the near future on terms that are satisfactory to us or, if necessary, locate substitute properties on acceptable terms.

     Details of our principal administrative, sales, distribution and manufacturing facilities, including approximate square footage, are as follows:

		Operating	Square	Lease
Location	Primary Use	Group	Footage	Expiration
Atlanta, Georgia	Sales/administration	Corporate and Other & Lanier Clothes	70,000	Owned
Seattle, Washington	Sales/administration	Tommy Bahama	80,000	2015
Lyons, Georgia	Sales/administration	Oxford Apparel	90,000	Owned
London, England	Sales/administration	Ben Sherman	20,000	2013
Lurgan, Northern Ireland	Sales/administration	Ben Sherman	10,000	Owned
New York, New York	Sales/administration	Various	90,000	Various
Hong Kong	Sales/administration	Various	25,000	Various
Shenzen, China	Sales/administration	Various	10,000	Various
Auburn, Washington	Distribution center	Tommy Bahama	260,000	2015
Lyons, Georgia	Distribution center	Oxford Apparel	330,000	Owned
Toccoa, Georgia	Distribution center	Lanier Clothes	310,000	Owned
Dusseldorf, Germany	Distribution center	Ben Sherman	15,000	2009
Merida, Mexico	Manufacturing plant	Lanier Clothes	80,000	Owned
Item 3. Legal Proceedings
     From time to time, we are a party to litigation and regulatory actions arising in the ordinary course of business. We are not currently a party to litigation or regulatory actions that we believe could reasonably be expected to have a material impact on our financial position, results of operations or cash flows.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market and Dividend Information
     Our common stock is listed and traded on the New York Stock Exchange under the symbol “OXM.” As of March 20, 2009, there were 422 record holders of our common stock. The following table sets forth the high and low sale prices and quarter-end closing prices of our common stock as reported on the New York Stock Exchange for the quarters indicated. Additionally, the table indicates the dividends per share declared on shares of our common stock by our Board of Directors for each quarter.

	High	Low	Close	Dividends
Fiscal 2008
Fourth Quarter	$13.70	$4.48	$6.66	$0.18
Third Quarter	$29.02	$11.15	$13.47	$0.18
Second Quarter	$29.88	$17.40	$21.30	$0.18
First Quarter	$28.65	$20.10	$27.27	$0.18
Eight-month transition period ended February 2, 2008
Fourth Quarter (1)	N/A	N/A	N/A	N/A
Third Quarter (2)	$27.96	$19.77	$23.22	$0.18
Second Quarter	$38.40	$22.48	$24.77	$0.18
First Quarter	$46.34	$35.18	$36.22	$0.18
Fiscal 2007
Fourth Quarter	$50.86	$43.99	$45.98	$0.18
Third Quarter	$52.05	$42.17	$47.28	$0.18
Second Quarter	$53.98	$40.13	$50.55	$0.15
First Quarter	$42.10	$34.34	$41.51	$0.15

(1)	There is no fourth quarter for the eight-month transition period ended February 2, 2008 due to the change in our fiscal year-end.

(2)	The third quarter of the eight-month transition period ended February 2, 2008 represents the two-month period from December 1, 2007 through February 2, 2008.
     On March 26, 2009, our Board of Directors approved a cash dividend of $0.09 per share payable on May 1, 2009 to shareholders of record as of the close of business on April 15, 2009. Although we have paid dividends in each quarter since we became a public company in July 1960, we may discontinue or modify dividend payments at any time if we determine that other uses of our capital, including but not limited to, payment of outstanding debt, repurchases of outstanding shares or funding of future acquisitions, may be in our best interest; if our expectations of future cash flows and future cash needs outweigh the ability to pay a dividend; or if the terms of our credit facilities, the indenture for the Senior Unsecured Notes or other debt instruments limit our ability to pay dividends. We may borrow to fund dividends in the short-term based on our expectation of operating cash flows in future periods subject to the terms and conditions of our credit facilities, the indenture for the Senior Unsecured Notes or other debt instruments. All cash flow from operations will not necessarily be paid out as dividends in all periods.
     For details about limitations on our ability to pay dividends, see Note 5 of our consolidated financial statements and Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, both contained in this report.
Recent Sales of Unregistered Securities
     We did not sell any unregistered securities during fiscal 2008.
Purchases of Equity Securities by the Issuer and Affiliated Purchases
     We have certain stock incentive plans as described in Note 7 to our consolidated financial statements included in this report, all of which are publicly announced plans. Under the plans, we can repurchase shares from employees to cover employee tax liabilities related to the exercise of stock options or the vesting of previously restricted shares. We did not repurchase any shares of our common stock pursuant to these plans during the fourth quarter of fiscal 2008.
     On September 8, 2008, our Board of Directors authorized the repurchase by us of up to 0.5 million shares of our common stock. As of January 31, 2009, no shares had been repurchased pursuant to this authorization.

Stock Price Performance Graph
     The graph below reflects cumulative total shareholder return (assuming an initial investment of $100 and the reinvestment of dividends) on our common stock compared to the cumulative total return for a period of five years and eight months, beginning May 31, 2003 and ending January 31, 2009 of:
•	The S&P SmallCap 600 Index; and

•	The S&P 500 Apparel, Accessories and Luxury Goods.

			INDEXED RETURNS
	Base		Years Ending
	Period
Company / Index	5/30/03	5/28/04	6/3/05	6/2/06	6/1/07	2/2/08	1/31/09

Oxford Industries, Inc.	100	183.04	210.28	212.96	237.82	121.45	36.95
S&P SmallCap 600 Index	100	131.48	153.49	182.71	211.57	184.79	114.04
S&P 500 Apparel, Accessories & Luxury Goods	100	120.41	149.70	151.28	217.26	147.29	75.61
Item 6. Selected Financial Data
     Our selected financial data below reflects the results of operations for Tommy Bahama, which was acquired in fiscal 2004, and Ben Sherman, which was acquired in fiscal 2005, subsequent to the respective date of acquisition. In addition, the selected financial data below reflects the divestiture of substantially all of the assets of our Womenswear Group operations in fiscal 2006, resulting in those operations being classified as discontinued operations for all periods presented.

		Twelve	Eight-month
		Months	Transition
		Ended	Period Ended
	Fiscal	February 2,	February 2,	Fiscal	Fiscal	Fiscal	Fiscal
	2008	2008	2008	2007	2006	2005	2004
		(Unaudited)
	(In millions, except per share amounts)
Net sales	$947.5	$1,085.3	$695.8	$1,128.9	$1,109.1	$1,056.8	$818.7
Cost of goods sold	551.0	647.4	420.0	681.1	677.4	653.5	515.5

Gross profit	396.5	437.8	275.8	447.8	431.7	403.2	303.2
SG&A	358.1	366.5	244.0	357.0	339.1	314.4	228.3
Amortization of intangible assets	2.9	5.4	3.2	6.4	7.6	8.6	6.7
Impairment of goodwill, intangible assets and an investment in joint venture	314.8	0.0	0.0	0.0	0.0	0.0	0.0
Royalties and other operating income	17.3	19.8	12.5	16.5	13.1	12.1	5.1

Operating income (loss)	(262.0)	85.7	41.0	100.8	98.1	92.3	73.4
Gain on repurchase of Senior Unsecured Notes	7.8	0.0	0.0	0.0	0.0	0.0	0.0
Interest expense, net	23.7	22.4	15.3	22.2	24.0	26.1	23.5

Earnings (loss) before income taxes	(278.0)	63.3	25.7	78.6	74.1	66.1	49.8
Income taxes (benefit)	(12.1)	17.9	6.5	26.3	22.9	22.2	18.4

Net earnings (loss) from continuing operations	(265.8)	45.4	19.2	52.3	51.2	44.0	31.5
Earnings (loss) from discontinued operations, net of taxes	0.0	0.0	0.0	(0.2)	19.3	5.9	8.3

Net earnings (loss)	$(265.8)	$45.4	$19.2	$52.1	$70.5	$49.8	$39.7

Diluted net earnings (loss) from continuing operations per common share	$(17.00)	$2.59	$1.11	$2.93	$2.88	$2.53	$1.88
Diluted earnings (loss) from discontinued operations per common share	$0.00	$0.00	$0.00	$(0.01)	$1.08	$0.34	$0.49

Diluted net earnings (loss) per common share	$(17.00)	$2.59	$1.11	$2.92	$3.96	$2.87	$2.38
Diluted weighted average shares outstanding	15.6	17.6	17.4	17.9	17.8	17.4	16.7
Dividends declared	$11.5	$12.6	$9.3	$11.7	$9.9	$8.5	$7.3
Dividends declared per common share	$0.72	$0.72	$0.54	$0.66	$0.57	$0.51	$0.45
Total assets related to continuing operations, at year-end	$473.5	$910.3	$910.3	$908.7	$826.4	$826.3	$599.0
Total assets, at year-end	$473.5	$910.3	$910.3	$908.7	$885.6	$905.9	$694.8
Long-term debt, less current maturities, at year-end	$194.2	$234.4	$234.4	$199.3	$200.0	$289.1	$198.8

		Twelve	Eight-month
		Months	Transition
		Ended	Period Ended
	Fiscal	February 2,	February 2,	Fiscal	Fiscal	Fiscal	Fiscal
	2008	2008	2008	2007	2006	2005	2004
		(Unaudited)
	(In millions, except per share amounts)
Shareholders’ equity, at year-end	$93.1	$407.5	$407.5	$454.1	$398.7	$303.5	$239.0
Capital expenditures	$20.7	$33.7	$21.1	$31.3	$25.0	$23.4	$14.1
Depreciation and amortization included in continuing operations	$24.9	$24.4	$16.0	$23.1	$22.7	$21.9	$18.0
Impairment of goodwill, intangible assets and investment in joint venture included in continuing operations	$314.8	$0.0	$0.0	$0.0	$0.0	$0.0	$0.0
Amortization of deferred financing costs	$2.9	$2.5	$1.7	$2.5	$2.5	$4.4	$2.7
Book value per share at year-end	$5.87	$25.39	$25.39	$25.45	$22.59	$17.97	$14.74
Return (net earnings (loss) from continuing operations) on average shareholders’ equity (1)	(106.2%)	10.9%	6.7%	12.2%	14.6%	16.2%	14.7%
Return (net earnings (loss) from continuing operations) on average total assets related to continuing operations (1)	(38.4%)	5.1%	3.2%	5.8%	6.2%	6.2%	6.2%

(1)	Returns for eight-month transition period ended February 2, 2008 are annualized.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis of our operations, cash flows, liquidity and capital resources should be read in conjunction with our consolidated financial statements contained in this report.
OVERVIEW
     We generate revenues and cash flow through the design, production, sale and distribution of branded and private label consumer apparel and footwear for men, women and children and the licensing of company-owned trademarks. Our principal markets and customers are located in the United States and, to a lesser extent, the United Kingdom. We source substantially all of our products through third-party producers located outside of the United States and United Kingdom. We distribute the majority of our products through our wholesale customers, which include chain stores, department stores, specialty stores, specialty catalog retailers, mass merchants and Internet retailers. We also sell products of certain owned brands through our owned and licensed retail stores and e-commerce websites.
     We are executing a strategy to move towards a business model that is more focused on brands owned or controlled by us. Our decision to follow this strategy is driven in part by the continued consolidation in the retail industry and the increasing concentration of apparel manufacturing in a relatively limited number of offshore markets, trends which make the private label business increasingly more competitively challenging. Significant steps in our execution of this strategy include:
•	our June 2003 acquisition of the Tommy Bahama brand and operations;

•	our July 2004 acquisition of the Ben Sherman brand and operations;

•	the divestiture of our private label Womenswear Group operations in June 2006;

•	the closure of certain of our manufacturing facilities located in Latin America and the associated shifts in our Lanier Clothes and Oxford Apparel operating groups towards package purchases from third-party manufacturers, primarily in the Far East;

•	our refocus on key product categories and exit of certain underperforming lines of business in our Oxford Apparel and Lanier Clothes operating groups in recent years;

•	the acquisition of a two-thirds interest in the entity that owns the Hathaway® trademark in the United States and several other countries; and

•	continued investment in Tommy Bahama and Ben Sherman by expanding the number of Tommy Bahama and Ben Sherman retail stores each year since the acquisitions of these businesses.
     In the future, we will continue to look for opportunities by which we can make further progress with this strategy, including organic growth in our owned brands, the acquisition of additional brands, and further streamlining or disposing of portions of our business that do not have the potential to meet our criteria for return on capital employed.
     Fiscal 2008 was a challenging time for the retail and apparel industry as a result of economic conditions which began to weaken in the second half of calendar year 2007 and deteriorated further in 2008. These conditions impacted each of our operating groups, and we expect that challenging economic conditions will continue through fiscal 2009 and perhaps beyond. In the current economic environment, we believe it is important that we continue to focus on maintaining a healthy balance sheet and sufficient liquidity by reducing working capital requirements, moderating our capital expenditures for future retail stores and reducing our overhead. Significant recent initiatives in reducing our working capital requirements, overhead and debt levels include:
•	Continuing to plan inventory purchases conservatively, which will mitigate inventory markdown risk and promotional pressures and help protect the integrity of our brands but will limit our sales growth opportunities for fiscal 2009;

•	Continued monitoring of sales to customers with a higher risk of non-payment given the difficult economic conditions;

•	Reducing annual employment costs and other SG&A;

•	The suspension of annual salary increases and the company-wide bonus plan in fiscal 2009;

•	Lowering our debt level by repurchasing a face amount of $33.2 million of Senior Unsecured Notes at a discount in fiscal 2008, which we estimate will reduce annual interest expense by more than $2.2 million;

•	Capital expenditures in fiscal 2009 of approximately $10 million to $12 million compared to $20.7 million in fiscal 2008; and

•	Lower quarterly dividend payment of $0.09 per common share for the first quarter of fiscal 2009 as compared to $0.18 per common share in each quarter in fiscal 2008.
     As announced previously, we amended and restated our U.S. Revolving Credit Agreement in August 2008, which we believe provides adequate liquidity for our business and more favorable borrowing terms than we likely would be able to obtain in the current economic environment. As of January 31, 2009, outstanding borrowings under our U.S. Revolving Credit Agreement were accruing interest at 3.25% and we had approximately $113.3 million of availability under the U.S. Revolving Credit Agreement. As of January 31, 2009, we had approximately $199.3 million of debt outstanding compared to approximately $272.3 million at February 2, 2008. Substantially all of our indebtedness as of January 31, 2009 had maturities in June 2011 or later, subject to certain conditions discussed below under “U.S. Revolving Credit Agreement”.
Fiscal 2008 Results Summary
     Diluted net loss per common share was $17.00 in fiscal 2008 compared to diluted net earnings per common share of $2.59 in the twelve months ended February 2, 2008. The most significant factors, each presented on a pre-tax basis, impacting our results during fiscal 2008 are discussed below:
•	Impairment charges related to certain goodwill, intangible assets and an investment in a joint venture totaling approximately $314.8 million in fiscal 2008;

•	Restructuring charges, excluding non-cash impairment charges, totaling approximately $10.5 million in fiscal 2008;

•	Impairment charges related to property, plant and equipment of $1.5 million in fiscal 2008;

•	The write-off of approximately $0.9 million of unamortized deferred financing costs associated with our U.S. revolving credit facility, which was amended and restated in August 2008;

•	A gain of $7.8 million on the repurchase of approximately $33.2 million in face amount of Senior Unsecured Notes in fiscal 2008;

•	A gain of $8.8 million resulting from LIFO accounting adjustments due to the liquidation of certain LIFO layers and changes in inventory markdowns during fiscal 2008;

•	Other unusual items which occurred in fiscal 2008 resulting in a net gain of $0.9 million; and

•	The challenging economic conditions discussed above, which impacted each of our operating groups.
A summary of the operating results of each of our operating groups for fiscal 2008 compared to the twelve months ended February 2, 2008 are discussed below:
•	Tommy Bahama’s operating income (loss) decreased from operating income of $75.8 million in the twelve months ended February 2, 2008 to an operating loss of $173.4 million in fiscal 2008. The operating loss in fiscal 2008 included the impact of non-cash impairment charges for goodwill and intangible assets totaling $221.6 million, impairment charges related to property, plant and equipment of $0.4 million and restructuring charges totaling $0.5 million as lower sales impacted by challenging economic conditions. The sales decline resulting from the challenging economic conditions was partially offset by the net sales from stores opened subsequent to February 3, 2007, which was the first day of the twelve months ended February 2, 2008. Operations of the new retail stores resulted in additional SG&A.

•	Ben Sherman’s operating income (loss) decreased from operating income of $8.5 million in the twelve months ended February 2, 2008 to an operating loss of $85.0 million in fiscal 2008. The operating loss in fiscal 2008 included the impact of non-cash impairment charges totaling $83.8 million, restructuring charges totaling $0.5 million and the impact of the challenging economic conditions. Net sales declined as a result of the current economic conditions, the impact of the 10% reduction in the average exchange rate value of the British pound sterling versus the U.S. dollar and our efforts to reposition the brand in our United Kingdom business as we exited certain lower tier customer accounts during late 2007 and early 2008. Although we reduced overhead during fiscal 2008 to mitigate the impact of the decrease in net sales mentioned above, the reductions were not large enough to offset the impact of the loss of margin from the lower net sales amounts.

•	Lanier Clothes’ operating loss increased from an operating loss of $0.1 million in the twelve months ended February 2, 2008 to an operating loss of $8.3 million in fiscal 2008. The operating loss in fiscal 2008 included $7.4 million of restructuring charges and $2.4 million of non-cash impairment charges as well as the impact of the continued weak demand for tailored clothing. The restructuring charges were primarily associated with the decision to exit certain license agreements relating to the Nautica and O Oscar brands and the restructuring of our Arnold Brant business. These restructuring charges include costs associated with the disposal of the inventory related to the licenses, payments related to license termination, severance costs and costs associated with certain leased space. The impairment charges include the write down of the Arnold Brant trademark of $2.2 million and the impairment of certain property, plant and equipment. Net sales declined during fiscal 2008 primarily as a result of the exit from the Nautica and O Oscar licenses and the weak demand for tailored clothing discussed above. The sales decline resulted in a decline in gross profit which was partially offset by reductions in overhead.

•	Oxford Apparel’s operating income decreased from $20.6 million in the twelve months ended February 2, 2008 to $11.6 million in fiscal 2008. The decline in operating income was primarily due to non-cash impairment charges totaling $8.1 million and restructuring charges of $0.8 million. The impairment charges of $8.1 million related to the impairment of the Solitude® trademark, as we exited that business, the Ely & Walker investment, an investment in an unconsolidated joint venture and certain property, plant and equipment. The restructuring charges primarily relate to certain severance costs. These charges were partially offset by a net gain of $1.2 million from other unusual items including the resolution of a contingent liability and the sale of a trademark partially offset by a bad debt charge associated with a large customer’s bankruptcy. The decrease in net sales was primarily a result of our continued focus on key product categories and lines of business as well as the impact of the difficult economic conditions. The impact of the lower sales was offset by a significant reduction in SG&A in fiscal 2008. The twelve months ended February 2, 2008 included a gain of approximately $2.0 million recognized as a result of the sale of our Monroe, Georgia facility in April 2007 which was partially offset by a $1.2 million charge associated with the sale of Oxford Apparel’s last owned manufacturing facility late in calendar 2007.

•	Corporate and Other’s operating loss decreased from $19.2 million in the twelve months ended February 2, 2008 to $6.9 million in fiscal 2008. The lower operating loss was primarily the result of $8.8 million of income in fiscal 2008 and $1.5 million of charges in the twelve months ended February 2, 2008 related to LIFO accounting adjustments. Fiscal 2008 also reflected reduced employment costs partially offset by $1.2 million of restructuring charges. The twelve months ended February 2, 2008 included approximately $2.0 million of severance costs.
U.S. Revolving Credit Agreement
     On August 15, 2008, we entered into the U.S. Revolving Credit Agreement by amending and restating the Prior Credit Agreement. The U.S. Revolving Credit Agreement provides for a revolving credit facility of up to $175 million which may be used to refinance existing funded debt, to fund working capital, to fund future acquisitions and for general corporate purposes. The U.S. Revolving Credit Agreement is scheduled to mature on August 15, 2013, unless we do not refinance or pay in full the Senior Unsecured Notes on or prior to November 16, 2010 in which case the U.S. Revolving Credit Agreement will mature in December 2010. The Prior Credit Agreement provided for a revolving credit facility of up to $280 million and was scheduled to mature in July 2009. See Note 5 to our consolidated financial statements and “Liquidity and Capital Resources” included in this report for further information regarding our U.S. Revolving Credit Agreement including limitations on the borrowing base, interest rates on advances, security for the facility, and financial, affirmative and negative covenants.
Repurchase of Senior Unsecured Notes
     In the fourth quarter of fiscal 2008, we repurchased a face amount of approximately $33.2 million of outstanding Senior Unsecured Notes in open market transactions for $25.0 million. The repurchase of the Senior Unsecured Notes and related write-off of approximately $0.4 million of deferred financing costs associated with the Senior Unsecured Notes resulted in a gain of approximately $7.8 million. We may repurchase additional Senior Unsecured Notes in open market purchases, privately negotiated transactions or otherwise in the future depending upon the prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.
Accelerated Share Repurchase Program
     On November 8, 2007, we entered into a $60 million accelerated share repurchase agreement with Bank of America, N.A., an unrelated third party. On that date, we made a payment of $60 million to Bank of America that was funded by borrowings under our Prior Credit Agreement. Bank of America made an initial delivery to us of approximately 1.9 million shares during November 2007 and a final delivery of approximately 0.6 million shares during May 2008 upon completion of the program. Pursuant to the accelerated share repurchase program we acquired an aggregate of approximately 2.5 million shares at a price of $24.03 per share. The accelerated share repurchase agreement is complete and no additional shares will be received pursuant to the program.
RESULTS OF OPERATIONS
     The following tables set forth the specified line items in our consolidated statements of operations both in dollars (in thousands) and as a percentage of net sales. The tables also set forth the percentage change of the data as compared to the same period of the prior year. We have calculated all percentages based on actual data, but percentage columns may not add due to rounding. Individual line items of our consolidated statements of operations may not be directly comparable to those of our competitors, as statement of operations classification of certain expenses may vary by company.

			% Change
			Between
			Fiscal 2008
			and Twelve	Eight-month		% Change
		Twelve Months	Months	Transition		Between
		Ended	Ended	Period Ended	Eight Months	Eight
		February 2,	February 2,	February 2,	Ended February	Month
	Fiscal 2008	2008	2008	2008	2, 2007	Periods
		(Unaudited)			(Unaudited)
Net sales	$947,516	$1,085,261	(12.7)%	$695,798	$739,489	(5.9)%
Cost of goods sold	551,045	647,415	(14.9)%	420,038	453,794	(7.4)%

Gross profit	396,471	437,846	(9.4)%	275,760	285,695	(3.5)%
SG&A	358,071	366,511	(2.3)%	244,033	234,951	3.9%
Amortization of intangible assets	2,903	5,434	(46.6)%	3,184	4,198	(24.2)%
Impairment of goodwill and intangible assets	314,813	—	100.0%	—	—	0.0%
Royalties and other operating income	17,294	19,759	(12.5)%	12,451	9,637	29.2%

Operating income (loss)	(262,022)	85,660	(405.9)%	40,994	56,183	(27.0)%
Gain on repurchase of Senior Unsecured Notes	7,767	—	100.0%	—	—	0.0%
Interest expense, net	23,702	22,351	6.0%	15,302	15,169	0.9%

Earnings (loss) before income taxes	(277,957)	63,309	(539.0)%	25,692	41,014	(37.4)%
Income taxes	(12,145)	17,899	(167.9)%	6,477	14,892	(56.5)%

Net earnings (loss) from continuing operations	(265,812)	45,410	(685.4)%	19,215	26,122	(26.4)%
Earnings (loss) from discontinued operations, net of taxes	—	—	0.0%	—	(183)	(100.0)

Net earnings (loss)	$(265,812)	$45,410	(685.4)%	$19,215	$25,939	(25.9)%

			% of Net Sales

			Eight-month
			Transition
		Twelve	Period	Eight Months
		Months Ended	Ended	Ended
		February 2,	February 2,	February 2,
	Fiscal 2008	2008	2008	2007
		(Unaudited)		(Unaudited)
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	58.2%	59.7%	60.4%	61.4%

Gross profit	41.8%	40.3%	39.6%	38.6%
SG&A	37.8%	33.8%	35.1%	31.8%
Amortization of intangible assets	0.3%	0.5%	0.5%	0.6%
Impairment of goodwill, intangible assets and investment in joint venture	33.2%	0.0%	0.0%	0.0%
Royalties and other operating income	1.8%	1.8%	1.8%	1.3%

Operating income (loss)	(27.7)%	7.9%	5.9%	7.6%
Gain on repurchase of Senior Unsecured Notes	0.8%	0.0%	0.0%	0.0%
Interest expense, net	2.5%	2.1%	2.2%	2.1%

Earnings (loss) before income taxes	(29.3)%	5.8%	3.7%	5.5%
Income taxes	(1.3)%	1.6%	0.9%	2.0%

Net earnings (loss) from continuing operations	(28.1)%	4.2%	2.8%	3.5%
Earnings (loss) from discontinued operations, net of taxes	0.0%	0.0%	0.0%	0.0%

Net earnings (loss)	(28.1)%	4.2%	2.8%	3.5%

		% of Net		% of Net
		Sales		Sales	%
		Fiscal		Fiscal	Change
	Fiscal 2007	2007	Fiscal 2006	2006	‘06-’07
Net sales	$1,128,907	100.0%	$1,109,116	100.0%	1.8%
Cost of goods sold	681,147	60.3%	677,429	61.1%	0.5%

Gross profit	447,760	39.7%	431,687	38.9%	3.7%
SG&A	356,970	31.6%	339,073	30.6%	5.3%
Amortization of intangible assets	6,405	0.6%	7,642	0.7%	(16.2)%
Royalties and other operating income	16,462	1.5%	13,144	1.2%	25.2%

Operating income	100,847	8.9%	98,116	8.8%	2.8%
Interest expense, net	22,214	2.0%	23,971	2.2%	(7.3)%

Earnings before income taxes	78,633	7.0%	74,145	6.7%	6.1%
Income taxes	26,313	2.3%	22,944	2.1%	14.7%

Net earnings from continuing operations	52,320	4.6%	51,201	4.6%	2.2%
(Loss) earnings from discontinued operations, net of taxes	(183)	0.0%	19,270	1.7%	NM

Net earnings	$52,137	4.6%	$70,471	6.4%	(26.0)%

OPERATING GROUPS
     Our business is operated through our four operating groups: Tommy Bahama, Ben Sherman, Lanier Clothes and Oxford Apparel. We identify our operating groups based on the way our management organizes the components of our business for purposes of allocating resources and assessing performance. The leader of each operating group reports directly to our Chief Executive Officer.
     Tommy Bahama designs, sources and markets collections of men’s and women’s sportswear and related products. Tommy Bahama products can be found in our owned and licensed Tommy Bahama retail stores and on our e-commerce website as well as in certain department stores and independent specialty stores throughout the United States. The target consumers of Tommy Bahama are affluent 35 and older men and women who embrace a relaxed and casual approach to daily living. We also license the Tommy Bahama name for a wide variety of product categories and operate Tommy Bahama restaurants.
     Ben Sherman is a London-based designer, marketer and distributor of branded sportswear and footwear. Ben Sherman was established in 1963 as an edgy, young men’s, “Mod”-inspired shirt brand and has evolved into a British lifestyle brand of apparel and footwear targeted at youthful-thinking men and women ages 19 to 35 throughout the world. We offer a full Ben Sherman sportswear collection as well as tailored clothing, footwear and accessories. Our Ben Sherman products can be found in certain department stores and a variety of independent specialty stores, as well as in our owned and licensed Ben Sherman retail stores and on our e-commerce websites. We also license the Ben Sherman name for various product categories.
     Lanier Clothes designs and markets branded and private label men’s suits, sportcoats, suit separates and dress slacks across a wide range of price points. Certain Lanier Clothes products are sold using trademarks licensed to us by third parties, including Kenneth Cole, Dockers, and Geoffrey Beene. We also offer tailored clothing products under the Arnold Brant and Billy London trademarks, both of which are brands owned by us. In addition to our branded businesses, we design and source certain private label tailored clothing products. Significant private label brands include Stafford, Alfani, Tasso Elba and Lands’ End. Our Lanier Clothes products are sold to national chains, department stores, mass merchants, specialty stores, specialty catalog retailers and discount retailers throughout the United States.
     Oxford Apparel produces branded and private label dress shirts, suited separates, sport shirts, casual slacks, outerwear, sweaters, jeans, swimwear, westernwear and golf apparel. We design and source certain private label programs for several customers, including programs for Men’s Wearhouse, Lands’ End, Target, Macy’s and Sears. Significant owned brands of Oxford Apparel include Oxford Golf, Ely, Cattleman and Cumberland Outfitters. Oxford Apparel also owns a two-thirds interest in the entity that owns the Hathaway trademark in the United States and several other countries. Additionally, Oxford Apparel also licenses from third parties the right to use certain trademarks including Dockers and United States Polo Association for certain apparel products. Our Oxford Apparel products are sold to a variety of department stores, mass merchants, specialty catalog retailers, discount retailers, specialty stores, “green grass” golf merchants and Internet retailers throughout the United States.
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
     The tables below present certain information about our operating groups (in thousands):

		Twelve Months Ended	Percent
	Fiscal 2008	February 2, 2008	Change
	(Unaudited)
Net Sales
Tommy Bahama	$421,687	$462,895	(8.9)%
Ben Sherman	133,522	158,927	(16.0)%
Lanier Clothes	135,581	160,705	(15.6)%
Oxford Apparel	257,125	300,747	(14.5)%
Corporate and Other	(399)	1,987	(120.1)%

Total	$947,516	$1,085,261	(12.7)%

		Twelve Months Ended
	Fiscal 2008	February 2, 2008
		(Unaudited)
Operating Income (loss)
Tommy Bahama	$(173,448)	$75,834
Ben Sherman	(84,988)	8,495
Lanier Clothes	(8,283)	(130)
Oxford Apparel	11,627	20,614
Corporate and Other	(6,930)	(19,153)

Total	$(262,022)	$85,660

						Percent
	Eight-month					Change
	Transition	Eight Months	Percent			Between
	Period Ended	Ended	Change			Fiscal 2007
	February 2,	February 2,	Between Eight	Fiscal	Fiscal	and Fiscal
	2008	2007	Month Periods	2007	2006	2006
	(Unaudited)
Net Sales
Tommy Bahama	$284,611	$286,837	(0.8)%	$465,121	$409,141	13.7%
Ben Sherman	101,578	99,469	2.1%	156,773	166,606	(5.9)%
Lanier Clothes	107,457	111,910	(4.0)%	165,159	180,411	(8.5)%
Oxford Apparel	201,301	239,862	(16.1)%	339,309	352,932	(3.9)%
Corporate and Other	851	1,411	(39.7)	2,545	26	NM

Total	$695,798	$739,489	(5.9)%	$1,128,907	$1,109,116	1.8%

						Percent
			Percent			Change
	Eight-month	Eight	Change			Between
	Transition	Months	Between			Fiscal
	Period Ended	Ended	Eight			2007 and
	February 2,	February 2,	Month	Fiscal	Fiscal	Fiscal
	2008	2007	Periods	2007	2006	2006
		(Unaudited)
Operating Income
Tommy Bahama	$38,041	$43,740	(13.0)%	$81,533	$71,522	14.0%
Ben Sherman	4,147	4,026	3.0%	8,372	10,329	(18.9)%
Lanier Clothes	315	4,683	(93.3)%	4,238	17,422	(75.7)%
Oxford Apparel	12,001	14,136	(15.1)%	22,749	14,556	56.3%
Corporate and Other	(13,510)	(10,402)	(29.9)%	(16,045)	(15,713)	(2.1)%

Total	$40,994	$56,183	(27.0)%	100,847	98,116	2.8%

     For more details on each of our operating groups, see Note 10 of our consolidated financial statements contained in this report.
FISCAL 2008 COMPARED TO TWELVE MONTHS ENDED FEBRUARY 2, 2008
     The discussion below compares our operating results for the twelve months of fiscal 2008 to the twelve months ended February 2, 2008. Each percentage change provided below reflects the change between these periods unless indicated otherwise.
     Net sales decreased $137.7 million, or 12.7%, in fiscal 2008 compared to the twelve months ended February 2, 2008 primarily as a result of the changes discussed below.
     Tommy Bahama’s net sales decreased $41.2 million, or 8.9%. The decrease was primarily due to a reduction in net sales at wholesale and in our existing owned retail stores resulting from the difficult retail environment. This decrease in wholesale sales and existing store retail sales was partially offset by increased retail sales at our retail stores opened after February 3, 2007, which was the first day of the twelve months ended February 2, 2008, and sales on Tommy Bahama’s e-commerce website which commenced in October 2007. Unit sales decreased 13.6% due to the difficult retail environment. The average selling price per unit increased by 4.3%, as sales at our retail stores and our e-commerce sales, both of which have higher sales prices than wholesale sales, represented a greater proportion of total Tommy Bahama sales.
     Ben Sherman’s net sales decreased $25.4 million, or 16.0%. The decrease in net sales was primarily due to lower sales in our United Kingdom and United States wholesale businesses. The lower sales in the United Kingdom were primarily due to (1) the impact of the 10% reduction in the average exchange rate value of the British pound versus the United States dollar in fiscal 2008 compared to the twelve months ended February 2, 2008, (2) our exit from certain lower tier customer accounts in both apparel and footwear in late 2007 and early 2008 as part of our efforts to reposition the brand in the United Kingdom and (3) the impact of the current economic environment. The decrease in our United States wholesale business was partially due to reduced off-price sales in fiscal 2008 and our exit from the Evisu apparel business during calendar year 2007. These declines in our United Kingdom and United States wholesale businesses were partially offset by increased sales at our own retail stores and increased sales in markets outside of the United Kingdom and United States. During fiscal 2008, unit sales for Ben Sherman declined by 10.7% due primarily to the decline in the United Kingdom and United States wholesale businesses. The average selling price per unit decreased 5.9%, resulting primarily from the impact of the weaker British pound which was partially offset by a larger percentage of total Ben Sherman sales being sales at our own retail stores.
     Lanier Clothes’ net sales decreased $25.1 million, or 15.6%. The decrease was primarily due to (1) the weak demand in the tailored clothing market, (2) the general economic conditions, (3) the winding down of the O Oscar and Nautica licensed businesses and (4) the restructuring of the Arnold Brant business in fiscal 2008. These factors resulted in a decrease in unit sales of 11.9% and a decrease in the average selling price per unit of 4.2% during fiscal 2008.
     Oxford Apparel’s net sales decreased $43.6 million, or 14.5%. The decrease in net sales was generally anticipated in connection with our strategy to focus on key product categories and exit underperforming lines of business, but was also impacted by the difficult economic conditions. Unit sales decreased by 13.6% as a result of our exit from certain lines of business and economic conditions, and the average selling price per unit decreased by 1.0% due to changes in product mix.
     Gross profit decreased $41.4 million, or 9.4%, in fiscal 2008. The decrease was primarily due to lower sales in each operating group, as described above. Gross margins increased to 41.8% of net sales during fiscal 2008 from 40.3% in the twelve months ended February 2, 2008. The increase in gross margin percentage was primarily due to the impact of $8.8 million of income related to LIFO accounting adjustments in fiscal 2008 compared to charges of $1.5 million in the twelve months ended February 2, 2008, as well as sales through our direct to consumer businesses being a larger portion of the total sales mix. Our gross profit may not be directly comparable to those of our competitors, as statement of operations classifications of certain expenses may vary by company.
     SG&A decreased $8.4 million, or 2.3%, in fiscal 2008. SG&A was 37.8% of net sales in fiscal 2008 compared to 33.8% in the twelve months ended February 2, 2008. The decrease in SG&A was primarily due to reductions in overhead, including employment costs, in each operating group in fiscal 2008, the impact of the 10% reduction in the average value of the British pound versus the United States dollar and the resolution of a contingent liability during fiscal 2008. These reductions were partially offset by expenses associated with operating additional Tommy Bahama retail stores in fiscal 2008 and certain restructuring charges incurred in fiscal 2008. The increase in SG&A as a percentage of net sales was due to the reduction in net sales, as discussed above, which were not offset by equivalent reductions in SG&A.
     Amortization of intangible assets decreased $2.5 million, to $2.9 million in fiscal 2008. The decrease was the result of amortization typically being greater in the earlier periods following an acquisition. Amortization of intangible assets is expected to be approximately $1.2 million in fiscal 2009.
     Impairment of goodwill, intangible assets and investments in joint ventures, was $314.8 million in fiscal 2008 with no such impairment charges in the twelve months ended February 2, 2008. The non-cash impairment charges in fiscal 2008 included (1) goodwill impairment charges in Tommy Bahama, Ben Sherman and Oxford Apparel of $204.5 million, $37.7 million and $1.8 million, respectively, (2) trademark and other intangible asset impairment charges in Tommy Bahama, Ben Sherman, Lanier Clothes and Oxford Apparel of $17.1 million, $46.1 million, $2.2 million and $1.1 million, respectively, and (3) an impairment charge related to an Oxford Apparel investment in a joint venture of $4.4 million.
     Royalties and other operating income decreased $2.5 million, or 12.5%, in fiscal 2008. The decrease was primarily due to the twelve months ended February 2, 2008 including a $2.0 million gain related to the sale of our Monroe, Georgia facility by Oxford Apparel and the impact of foreign currency exchange rates related to Ben Sherman’s royalty income. The decrease was partially offset by the sale of a trademark in the second quarter of fiscal 2008.
     Operating income (loss) decreased from operating income of $85.7 million in the twelve months ended February 2, 2008 to an operating loss of $262.0 million in fiscal 2008. The $347.7 million decrease in operating results in fiscal 2008 was primarily due to $314.8 million of goodwill, intangible asset and joint venture impairment charges discussed above as well as the changes for each operating group discussed below.
     Tommy Bahama’s operating income (loss) decreased $249.3 million. The decrease was primarily due to the $221.6 million impairment charge related to goodwill and intangible assets, a $0.4 million charge for impairment of property, plant and equipment and $0.5 million of restructuring charges in fiscal 2008. Excluding the impact of these items, the decrease for Tommy Bahama was primarily due to reduced sales as a result of the difficult economic conditions, as discussed above, and higher SG&A due to the operation of additional retail stores.

     Ben Sherman’s operating income (loss) decreased $93.5 million. The decrease was primarily due to the $83.8 million of impairment charges related to goodwill and intangible assets and $0.5 million of restructuring charges recognized in fiscal 2008. Excluding the impact of these items the decrease for Ben Sherman was primarily due to lower sales in our United Kingdom and United States wholesale businesses, as discussed above, partially offset by reduced SG&A.
     Lanier Clothes’ operating loss declined $8.2 million. The increase in operating loss was primarily due to restructuring charges of approximately $7.4 million, non-cash impairment charges of $2.4 million, and other unusual items resulting in a charge of $0.3 million in fiscal 2008. The restructuring charges are primarily associated with our decision to exit from the Nautica and O Oscar licensed businesses and the restructuring of our Arnold Brant business. The restructuring charges include (1) costs associated with disposal of inventory, (2) license termination fees, (3) severance costs and (4) charges associated with certain office space. The impairment charge relates to the $2.2 million write-off of the Arnold Brant trademark as a result of the restructuring of that business and certain impairment charges totaling $0.2 million associated with property, plant and equipment. Excluding these items, the improved operating results were primarily due to the reduced overhead costs subsequent to the restructuring of certain of the Lanier Clothes’ businesses.
     Oxford Apparel’s operating income loss decreased $9.0 million. The decrease was primarily attributable to (1) the fiscal 2008 impairment charges of $7.3 million related to the Solitude trademark, the goodwill related to our Ely & Walker business and an investment in an unconsolidated joint venture, (2) fixed asset impairment charges of $0.9 million, (3) certain costs associated with exiting the Solitude business, (4) certain other restructuring charges totaling $0.8 million and (5) a $2.0 million gain recognized in the twelve months ended February 2, 2008 related to the sale of our Monroe, Georgia facility in April 2007. These items were partially offset by (1) a significant reduction in overhead costs in fiscal 2008 subsequent to the restructuring of certain of the Oxford Apparel businesses, (2) the resolution of a contingent liability and other unusual items resulting in a gain of $1.2 million in the second quarter of fiscal 2008 and (3) charges totaling $1.2 million associated with the sale of Oxford Apparel’s last owned manufacturing facility recognized in the twelve months ended February 2, 2008. Excluding these items, despite lower levels of sales as discussed above, fiscal 2008 operating income was comparable to operating income for the twelve months ended February 2, 2008 primarily as a result of efforts to reduce overhead costs.
     The Corporate and Other operating loss decreased $12.2 million. The decrease in the operating loss was primarily due to $8.8 million of income in fiscal 2008 and $1.5 million of charges in the twelve months ended February 2, 2008 related to LIFO accounting adjustments. Fiscal 2008 also reflects reduced employment costs partially offset by $1.2 million of restructuring charges consisting of severance and charges associated with certain leased office space. The twelve months ended February 2, 2008 included severance related restructuring charges of $2.0 million.
     Gain on repurchase of Senior Unsecured Notes was $7.8 million in fiscal 2008. This gain resulted from our repurchase of $33.2 million of face amount of our Senior Unsecured Notes for $25.0 million. There were no repurchases of Senior Unsecured Notes in the twelve months ended February 2, 2008.
     Interest expense, net increased $1.4 million, or 6.0%, in fiscal 2008. The increase in interest expense was primarily due to (1) the write off of $0.9 million of unamortized financing costs as a result of entering into our U.S. Revolving Credit Agreement in August 2008, which amended and restated our Prior Credit Agreement and (2) a higher average debt outstanding during fiscal 2008. The higher average debt outstanding from our revolving credit facility was primarily a result of our borrowings to fund a $60 million accelerated share repurchase program entered into in November 2007 and our acquisition of Tommy Bahama’s third-party buying agent on February 1, 2008. The additional borrowings to fund these transactions were partially offset by positive cash flow from operating activities, reductions in working capital subsequent to February 2, 2008 and the lower debt levels resulting from our repurchase of Senior Unsecured Notes in the fourth quarter of fiscal 2008. The impact on interest expense of the higher average debt outstanding and the write off of unamortized financing costs were partially offset by lower interest rates in fiscal 2008 resulting from the current economic environment and the more favorable pricing structure under our U.S. Revolving Credit Agreement.
     Income Taxes were an effective rate benefit of 4% for fiscal 2008 and effective rate expense of 28% for the twelve months ended February 2, 2008. The rates for both periods were impacted by certain items which may not be present in future periods. The rate for fiscal 2008 reflects the non-deductibility of a significant portion of the goodwill impairment charges recognized in fiscal 2008. The twelve months ended February 2, 2008 benefitted from the reversal of a deferred tax liability in association with a change in our assertion regarding our initial investment in a United Kingdom based subsidiary which is now considered permanently reinvested and a change in the enacted tax rate in the United Kingdom.
     Diluted net earnings (loss) per common share decreased to a loss of $17.00 in fiscal 2008 from income of $2.59 in the twelve months ended February 2, 2008. This change was primarily due to (1) the goodwill, intangible asset and investment in joint venture impairment charges in fiscal 2008, (2) the restructuring charges taken in fiscal 2008, (3) the sales declines resulting from the current economic conditions, each as discussed above and (4) the reduction in the weighted average shares outstanding during the period as a result of our receipt of approximately 1.9 million and 0.6 million shares of our common stock in November 2007 and May 2008, respectively in connection with our accelerated share repurchase program.
EIGHT-MONTH TRANSITION PERIOD ENDED FEBRUARY 2, 2008, COMPARED TO
EIGHT MONTHS ENDED FEBRUARY 2, 2007
     The discussion below compares our results of operations for the eight-month transition period ended February 2, 2008 to the eight months ended February 2, 2007. Each percentage change provided below reflects the change between these periods unless indicated otherwise.
     Net sales decreased $43.7 million, or 5.9%, in the eight-month transition period ended February 2, 2008 as a result of the changes discussed below.
     Tommy Bahama reported a decrease in net sales of $2.2 million, or 0.8%. The decrease was primarily due to a decrease in unit sales of 7.9% resulting from the difficult retail environment in the eight-month transition period ended February 2, 2008 at our own retail stores and our wholesale customers’ stores, particularly in Florida, California, Nevada and Arizona.
     These factors were partially offset by an increase in retail sales due to an increase in the the total number of Tommy Bahama retail stores subsequent to June 3, 2006, which was the first day of the eight months ended February 2, 2007, the launch of the Tommy Bahama e-commerce website in October 2007 and an increase in the average selling price per unit of 6.5%. The increase in the average selling price per unit was primarily due to our sales of Tommy Bahama products at our retail stores representing a larger portion, and wholesale sales representing a smaller portion, of total Tommy Bahama sales in the eight-month transition period ended February 2, 2008 as well as an increase in the average selling price per unit at wholesale.
     Ben Sherman reported an increase in net sales of $2.1 million, or 2.1%. The increase in net sales was primarily due to an increase in the average selling price per unit of 7.3%, resulting primarily from a 6% increase in the average exchange rate value for the United States dollar as compared to the British pound sterling and a larger percentage of total Ben Sherman sales being sales at our retail stores rather than wholesale sales during the eight-month transition period ended February 2, 2008. The increase in average selling price per unit was partially offset by a decrease in unit sales of 4.9%, primarily resulting from a unit sales decrease in the wholesale business of the Ben Sherman brand. The decline in unit volume in the Ben Sherman wholesale operations was primarily due to our continuing efforts to restrict distribution of Ben Sherman products in the United Kingdom and decrease inventory levels at retail as well as the termination of the Evisu denim distribution agreement in the United States during fiscal 2007.
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

     Gross profit decreased 3.5% in the eight-month transition period ended February 2, 2008. The decrease was due to lower sales, as described above, partially offset by higher gross margins. Gross margins increased to 39.6% of net sales during the eight-month transition period ended February 2, 2008 from 38.6% during the eight months ended February 2, 2007. The increase was primarily due to the increased proportion of Tommy Bahama and Ben Sherman sales, which have higher gross margins than our other businesses. Our gross profit may not be directly comparable to those of our competitors, as income statement classifications of certain expenses may vary by company.
     SG&A increased 3.9% in the eight-month transition period ended February 2, 2008. SG&A was 35.1% of net sales in the eight-month transition period ended February 2, 2008 compared to 31.8% in the eight months ended February 2, 2007. The increase in SG&A was primarily due to the expenses associated with operating additional Tommy Bahama and Ben Sherman retail stores. These increases were partially offset by lower incentive compensation expense due to lower earnings and a decrease in SG&A in Oxford Apparel as a result of our strategy to focus on key products and exit underperforming lines of business, many of which had higher SG&A structures. The increase as a percentage of net sales was due to the reduction in net sales for the eight-month transition period ended February 2, 2008 compared to the eight months ended February 2, 2007, as discussed above, and the increase in total SG&A.
     Amortization of intangible assets decreased 24.2% in the eight-month transition period ended February 2, 2008. The change was primarily due to certain intangible assets acquired as part of our previous acquisitions, which generally have a greater amount of amortization in the earlier periods following the acquisition than in later periods.
     Royalties and other operating income increased 29.2% in the eight-month transition period ended February 2, 2008. The increase was primarily due to increased royalty income from the licensing of the Tommy Bahama and Ben Sherman brands.
     Operating income decreased 27.0% in the eight-month transition period ended February 2, 2008 due to the changes discussed below.
     Tommy Bahama reported a $5.7 million, or 13.0%, decrease in operating income in the eight-month transition period ended February 2, 2008. The net decrease was primarily due to lower net sales, as discussed above, and higher SG&A due to the additional Tommy Bahama retail stores. These items were partially offset by higher royalty income during the eight-month transition period ended February 2, 2008.
     Ben Sherman reported a $0.1 million, or 3.0%, increase in operating income in the eight-month transition period ended February 2, 2008. The net increase was primarily due to Ben Sherman’s increased retail sales, increased sales in our international markets outside of the United Kingdom and United States, and higher royalty income, partially offset by a decline in sales in our Ben Sherman wholesale business.
     Lanier Clothes reported a $4.4 million, or 93.3%, decrease in operating income in the eight-month transition period ended February 2, 2008. The net decrease was primarily due to lower net sales and lower gross margins caused by weak demand in the moderate tailored clothing market, particularly in the chain and department store channels of distribution.
     Oxford Apparel reported a $2.1 million, or 15.1%, decrease in operating income in the eight-month transition period ended February 2, 2008. The net decrease was primarily due to reduced net sales, as discussed above. We also incurred charges totaling $1.3 million during the eight-month transition period ended February 2, 2008 related to the disposal of a manufacturing facility in Honduras. These items were partially offset by reduced SG&A, as discussed above.
     The Corporate and Other operating loss increased 29.9% in the eight-month transition period ended February 2, 2008. The increase in the operating loss was primarily due to the impact of LIFO accounting adjustments in the two periods, the discontinuation of the fees we had been receiving for providing corporate administrative services to the purchaser of the assets of our former Womenswear Group pursuant to a transition services agreement and the closure of our internal trucking operation during the eight-month transition period ended February 2, 2008. This was partially offset by lower incentive compensation expense due to lower earnings in the current period.

     Interest expense, net increased 0.9% in the eight-month transition period ended February 2, 2008. The increase in interest expense was primarily due to a higher average debt outstanding, resulting from borrowings used to fund our accelerated share repurchase program, discussed above, partially offset by lower interest rates.
     Income taxes were at an effective tax rate of 25.2% for the eight-month transition period ended February 2, 2008, as compared to 36.3% for the eight months ended February 2, 2007. The decrease in the effective rate reflects (1) the impact on our deferred tax balances as a result of a change in the enacted tax rate in the United Kingdom, (2) the change, during the fourth quarter of fiscal 2007, in our assertion regarding our initial investment in a foreign subsidiary, which is now considered permanently reinvested and (3) the impact of the short fiscal year (due to the change in our fiscal year) on our estimated taxable income.
     Diluted earnings from continuing operations per common share decreased from $1.47 to $1.11, due to the changes in the operating results discussed above, partially offset by the reduction in the weighted average shares outstanding during the period as a result of our repurchase of approximately 1.9 million shares in November 2007, pursuant to our accelerated share repurchase program.
FISCAL 2007 COMPARED TO FISCAL 2006
     The discussion below compares our results of operations for fiscal 2007 to those in fiscal 2006. Each percentage change provided below reflects the change between these periods unless indicated otherwise.
     Net sales increased $19.8 million, or 1.8%, in fiscal 2007 as a result of the changes in sales discussed below.
     Tommy Bahama reported an increase in net sales of $56.0 million, or 13.7%. The increase was primarily due to an increase in unit sales of 16.6%, primarily due to growth in Tommy Bahama RelaxTM, Tommy Bahama Golf 18TM and Tommy Bahama Swimtm products and an increase in the total number of retail stores during fiscal 2006 and fiscal 2007. These factors were partially offset by a decrease in the average selling price per unit of 3.2%, primarily because our sales of Tommy Bahama products at wholesale grew faster than sales at retail.
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
     Lanier Clothes reported a decrease in net sales of $15.3 million, or 8.5%. The decrease was primarily due to a unit sales decrease of 8.5%, primarily due to sluggish demand in the tailored clothing market at retail, as well as our difficulty in forecasting demand for the combined operations of Macy’s following its merger with May Company, operational issues associated with shifts in sourcing to new locations and repositioning certain of our Lanier Clothes product lines.
     Oxford Apparel reported a decrease in net sales of $13.6 million, or 3.9%. The decrease was primarily due to a decrease in the average selling price per unit of 8.0%. This decrease was due to product mix, including an increase in the percentage of sales on an FOB Foreign Port basis, which generally have lower selling prices, and the exit from certain lines of business. The decrease in the selling price per unit was partially offset by an increase of 4.5% in unit sales, primarily due to new programs in fiscal 2007, including sales of Hathaway branded products.
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
     SG&A increased 5.3% in fiscal 2007. SG&A was 31.6% of net sales in fiscal 2007, compared to 30.6% in fiscal 2006. The increase in SG&A was primarily due to the expenses associated with opening new Tommy Bahama retail stores and the increase in the average currency exchange rate related to our Ben Sherman business in the United Kingdom due to the weaker British pound. Additionally, in fiscal 2007, we recognized approximately $3.3 million in severance costs in Oxford Apparel, Lanier Clothes and Corporate and Other, and in fiscal 2006 we recognized approximately $1.2 million of restructuring costs primarily related to the consolidation of certain support functions in Oxford Apparel.
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
     Operating income increased 2.8% in fiscal 2007, due to the changes discussed below.
     Tommy Bahama reported a $10.0 million, or 14.0%, increase in operating income in fiscal 2007. The net increase was primarily due to higher net sales, as discussed above, and a decrease in amortization of intangible assets. This was partially offset by higher SG&A, due to the additional Tommy Bahama retail stores opened during fiscal 2007.
     Ben Sherman reported a $2.0 million, or 18.9%, decrease in operating income in fiscal 2007. The net decrease was primarily due to the decrease in sales and operating income in the United Kingdom and United States markets which was partially offset by the improved results from our operations in other international markets and the positive impact of foreign currency exchange rates on our earnings from the United Kingdom.
     Lanier Clothes reported a $13.2 million, or 75.7%, decrease in operating income in fiscal 2007. The net decrease was primarily due to the sluggish demand in the tailored clothing market and challenging conditions, as discussed above, that resulted in decreased sales and gross margins which included higher inventory markdowns and allowances, during fiscal 2007. In fiscal 2007, Lanier Clothes incurred approximately $0.9 million in severance costs, and in fiscal 2006 Lanier Clothes incurred approximately $1.2 million of costs and operating losses related to the closure of a manufacturing facility in Honduras.
     Oxford Apparel reported a $8.2 million, or 56.3%, increase in operating income in fiscal 2007. The net increase was primarily due to reduced SG&A resulting from our exit from certain lines of business and a reduction of associated infrastructure, increased equity income from the unconsolidated entity that owns the Hathaway trademark, and a pre-tax gain of $2.0 million from the sale of our Monroe, Georgia facility. These items were partially offset by the impact of the reduced sales as discussed above. Additionally, in fiscal 2007, we incurred approximately $1.0 million of severance costs in Oxford Apparel, and in fiscal 2006 we recognized approximately $2.2 million of costs related to the closure of manufacturing facilities and the consolidation of certain Oxford Apparel support functions.
     The Corporate and Other operating loss increased 2.1% in fiscal 2007. The increase in the operating loss was primarily due to severance costs, partially offset by payments we received for certain corporate administrative services we provided to the purchaser of the assets of our former Womenswear Group pursuant to a transition services agreement during fiscal 2007.
     Interest expense, net decreased 7.3% in fiscal 2007. The decrease in interest expense was due to lower levels of debt during fiscal 2007, partially offset by higher effective interest rates in fiscal 2007.

     Income taxes were at an effective tax rate of 33.5% for fiscal 2007, as compared to 30.9% for fiscal 2006. The fiscal 2006 effective tax rate benefited from the impact of the repatriation of earnings of certain of our foreign subsidiaries and changes in certain contingency reserves. The fiscal 2007 effective tax rate benefited from the reversal of a deferred tax liability associated with a change in our assertion regarding our initial investment in a foreign subsidiary, which is now considered permanently reinvested, partially offset by a change in certain contingency reserves and other adjustments to tax balances arising in prior years.
     Discontinued operations resulted from the disposition of our former Womenswear Group operations on June 2, 2006, leading to all Womenswear Group operations being reclassified to discontinued operations for all periods presented. The decrease in earnings from discontinued operations was primarily due to fiscal 2006 including the full operations and the gain on sale of the Womenswear Group, while fiscal 2007 only included incidental items related to the Womenswear Group.
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
     Our primary source of revenue and cash flow is our operating activities in the United States and, to a lesser extent, the United Kingdom. When cash inflows are less than cash outflows, subject to their terms, we also have access to amounts under our U.S. Revolving Credit Agreement and U.K. Revolving Credit Agreement, each of which is described below. We may seek to finance future capital investment programs through various methods, including, but not limited to, cash flow from operations, borrowings under our current or additional credit facilities and sales of debt or equity securities.
     Our liquidity requirements arise from the funding of our working capital needs, which include inventory, other operating expenses and accounts receivable, funding of capital expenditures, payment of quarterly dividends, periodic interest payments related to our financing arrangements, repayment of our indebtedness and acquisitions, if any. Our product purchases are often facilitated by trade letters of credit which are drawn against our lines of credit at the time of shipment of the products and which reduce the amounts available under our lines of credit when issued.
     The table below provides summary cash flow information (in thousands).

		Twelve Months
	Fiscal	Ended February 2,
	2008	2008
		(Unaudited)
Net cash provided by operating activities	$90,363	$66,982
Net cash used in investing activities	(21,239)	(87,014)
Net cash provided by (used in) financing activities	(79,702)	4,264

	Eight-month
	Transition Period	Eight Months
	Ended February 2,	Ended February 2,
	2008	2007	Fiscal 2007	Fiscal 2006
		(Unaudited)
Net cash provided by operating activities	$44,137	$37,007	$59,606	$80,955
Net cash used in investing activities	(74,818)	(41,049)	(51,467)	(34,594)
Net cash provided by (used in) financing activities	8,962	(6,220)	(10,826)	(97,998)
FISCAL 2008 COMPARED TO TWELVE MONTHS ENDED FEBRUARY 2, 2008
     Cash and cash equivalents on hand was $3.3 million and $14.9 million at January 31, 2009 and February 2, 2008, respectively.

Operating Activities
     During fiscal 2008 and the twelve months ended February 2, 2008, our operations generated $90.4 million and $67.0 million of cash, respectively. The operating cash flows were primarily the result of earnings for the period, adjusted for non-cash activities such as depreciation, amortization, impairment charges and stock compensation expense and changes in our working capital accounts. In fiscal 2008, the significant changes in working capital from February 2, 2008 were decreases in accounts receivable, inventory and non-current assets, which were partially offset by a decrease in accounts payable, as discussed below. In the twelve months ended February 2, 2008, the significant changes in working capital from February 2, 2007 included a decrease in inventory and an increase in non-current liabilities, which were offset by a decrease in accounts payable, each as discussed below.
     Our working capital ratio, which is calculated by dividing total current assets by total current liabilities, was 2.14:1 and 1.91:1 at January 31, 2009 and February 2, 2008, respectively. The change from February 2, 2008 was primarily due to the reductions in current liabilities, including current debt, which were partially offset by reductions in accounts receivable and inventory at January 31, 2009.
     Receivables were $78.6 million and $105.6 million at January 31, 2009 and February 2, 2008, respectively, representing a decrease of 26% which was primarily due to lower wholesale sales in the last two months of fiscal 2008 compared to the months of December 2007 and January 2008.
     Inventories were $129.2 million and $158.9 million at January 31, 2009 and February 2, 2008, respectively, representing a decrease of 19%. Inventory levels in all operating groups decreased during fiscal 2008 as we have focused on mitigating inventory markdown risk and promotional pressure. Our days’ supply of inventory on hand, using a FIFO basis, was 115 days and 118 days as of January 31, 2009 and February 2, 2008, respectively, primarily due to the changes in the operating group inventories discussed above.
     Prepaid expenses were $17.3 million and $18.7 million at January 31, 2009 and February 2, 2008, respectively. The decrease was primarily due to a decrease in prepaid advertising from the prior year.
     Current liabilities were $106.8 million and $156.4 million at January 31, 2009 and February 2, 2008, respectively. The decrease in current liabilities was primarily due to $5.1 million of outstanding debt being classified as current at January 31, 2009 compared to $37.9 million as of February 2, 2008. Additionally, current liabilities were lower in fiscal 2008 due to lower inventory levels and reductions of certain overhead items during fiscal 2008.
     Other non-current liabilities, which primarily consist of deferred rent and deferred compensation amounts, were $47.2 million and $50.9 million at January 31, 2009 and February 2, 2008, respectively. The decrease was primarily due to the decline in the market values of certain deferred compensation plans, which was partially offset by recognition of additional deferred rent amounts during fiscal 2008.
     Non-current deferred income taxes were $32.1 million and $61.0 million at January 31, 2009 and February 2, 2008, respectively. The change primarily resulted from (1) the impact of the impairment and amortization of certain intangible assets, (2) the change in foreign currency exchange rates during fiscal 2008 and (3) changes in book to tax differences for depreciation and deferred compensation.
Investing Activities
     During fiscal 2008, investing activities used $21.2 million of cash, including $20.7 million for capital expenditures primarily related to new retail stores and costs associated with our implementation of new integrated financial systems, which is currently in process. During the twelve months ended February 2, 2008, investing activities used $87.0 million of cash. These investing activities included (1) $33.7 million of capital expenditures primarily related to new retail stores, (2) the payment of $22.1 million for the final earn-out payment for the 2003 Tommy Bahama acquisition in August 2007 and (3) the acquisition of Tommy Bahama’s buying agent for $35.0 million on February 1, 2008. These investments were partially offset by $3.0 million of proceeds from the sale of assets during the year, including $2.5 million of proceeds from the sale of our Monroe, Georgia facility in April 2007.

     Non-current assets, including property, plant and equipment, goodwill, intangible assets and other non-current assets, decreased from February 2, 2008 to January 31, 2009 primarily due to (1) the fiscal 2008 impairment and amortization of certain goodwill, intangible assets and investment in joint venture amounts, (2) depreciation related to our property, plant and equipment, (3) changes in market values of deferred compensation investments and (4) amortization of deferred financing costs. These decreases were partially offset by capital expenditures of $20.7 million during fiscal 2008, as discussed above.
Financing Activities
     During fiscal 2008, financing activities used $79.7 million of cash. To the extent the cash flow provided by our operating activities exceeded cash flows used in investing activities and the five dividends paid during fiscal 2008 totaling $14.4 million, such excess cash flow was used to repay amounts outstanding under our U.S. revolving credit facility and repurchase certain of our Senior Unsecured Notes. Additionally, during the third quarter of fiscal 2008, we paid $1.7 million of financing costs associated with entering into our U.S. Revolving Credit Agreement, which amended and restated the Prior Credit Agreement.
     During the twelve months ended February 2, 2008, financing activities provided $4.3 million of cash as we borrowed additional funds to repurchase $60.1 million of our outstanding shares pursuant to our accelerated share repurchase program and pay four quarterly dividends totaling $12.9 million during the twelve month period. Those amounts exceeded the amounts generated from operating cash flows during the year. Financing activities for the period included $4.4 million of cash received related to the exercise of employee stock options during the twelve month period ended February 2, 2008.
     Debt, including short term debt, was $199.3 million and $272.3 million as of January 31, 2009 and February 2, 2008, respectively. The decrease in debt from the prior year was primarily due to the lower borrowings under the U.S. Revolving Credit Agreement and lower principal amount of Senior Unsecured Notes outstanding at January 31, 2009. These lower debt levels were primarily a result of positive cash flow generated from operating activities, which exceeded our investment needs during the year. The prior year debt levels were higher as a result of borrowings related to the funding of our $60 million accelerated share repurchase program in November 2007 and the purchase of Tommy Bahama’s buying agent for $35.0 million on February 1, 2008.
EIGHT-MONTH TRANSITION PERIOD ENDED FEBRUARY 2, 2008, COMPARED TO
EIGHT MONTHS ENDED FEBRUARY 2, 2007
     Cash and cash equivalents on hand was $14.9 million and $30.5 million at February 2, 2008 and February 2, 2007, respectively.
     Operating Activities
     During the eight-month transition period ended February 2, 2008 and the eight months ended February 2, 2007, our continuing operations generated $44.1 million and $37.0 million of cash, respectively. The operating cash flows were primarily the result of earnings from continuing operations for the period, adjusted for non-cash activities such as depreciation, amortization and stock compensation expense and changes in our working capital accounts. In the eight-month transition period ended February 2, 2008 and the eight months ended February 2, 2007, the significant changes in working capital from June 1, 2007 and June 2, 2006, respectively, included increases in inventories and lower receivables.
     Our working capital ratio, which is calculated by dividing total current assets by total current liabilities, was 1.91:1 and 2.44:1 at February 2, 2008, and February 2, 2007, respectively. The change from February 2, 2007 was primarily due to the fact that we had additional borrowings outstanding under our U.S. revolving credit facility at February 2, 2008, primarily resulting from borrowings to fund our accelerated share repurchase program and the acquisition of Tommy Bahama’s buying agent.
     Receivables were $105.6 million and $106.6 million at February 2, 2008 and February 2, 2007, respectively, representing a decrease of 1%. The decrease was primarily due to lower wholesale sales during the two months ended February 2, 2008 compared to the two months ended February 2, 2007.

     Inventories were $158.9 million and $166.2 million at February 2, 2008 and February 2, 2007, respectively, a decrease of 4%. Inventory for Tommy Bahama increased to support additional retail stores. Inventory levels at Ben Sherman decreased, primarily due to reductions of excess inventory in our Ben Sherman business in the United States. Inventory for Lanier Clothes decreased, as we continued to focus on moving excess inventory resulting from the sluggish tailored clothing market. Although we made significant progress in reducing our inventory levels, at February 2, 2008, we continued to have higher than optimal levels of inventory in our replenishment programs and seasonal inventories in Lanier Clothes. Inventory levels for Oxford Apparel increased compared to the prior year, primarily due to inventory increases in replenishment programs and new initiatives in our dress shirt business and other key product categories, partially offset by reductions in product categories that we have exited. Our days’ supply of inventory on hand, using a FIFO basis, was 118 days and 113 days as of February 2, 2008 and February 2, 2007, respectively, due to the changes by operating group discussed above.
     Prepaid expenses were $18.7 million and $22.7 million at February 2, 2008 and February 2, 2007, respectively. The decrease in prepaid expenses was primarily due to the timing of payments for certain operating expenses, including advertising and insurance costs.
     Current liabilities were $156.4 million and $133.6 million at February 2, 2008 and February 2, 2007, respectively. The increase in current liabilities was primarily due to the amounts outstanding under our U.S. revolving credit facility as a result of the borrowings related to our accelerated share repurchase program in November 2007 and the acquisition of Tommy Bahama’s buying agent on February 1, 2008.
     Other non-current liabilities, which primarily consist of deferred rent and deferred compensation amounts, were $50.9 million and $36.3 million at February 2, 2008 and February 2, 2007, respectively. The increase was primarily due to the recognition of additional deferred rent and deferred compensation during the twelve months subsequent to February 2, 2007 and the reclassification of approximately $5.3 million to other non-current liabilities from income taxes payable and non-current deferred income taxes as a result of the adoption of FIN 48 in the first quarter of the eight-month transition period ended February 2, 2008.
     Non-current deferred income taxes were $61.0 million and $80.7 million at February 2, 2008 and February 2, 2007, respectively. The change resulted primarily from the reclassification of approximately $3.7 million from non-current deferred income taxes to other non-current liabilities as a result of the adoption of FIN 48 in the eight-month transition period ended February 2, 2008, the change in our assertion related to a foreign subsidiary in the fourth quarter of fiscal 2007, a distribution from a foreign subsidiary during the eight-month transition period ended February 2, 2008, the impact on our deferred tax balances as a result of a change in the enacted tax rate in the United Kingdom in the eight-month transition period ended February 2, 2008 and the impact of book to tax differences for depreciation expense.
Investing Activities
     During the eight-month transition period ended February 2, 2008, investing activities used $74.8 million in cash. We paid approximately $55.6 million related to acquisitions primarily consisting of the final Tommy Bahama earn-out payments and the acquisition of the Tommy Bahama buying agent on February 1, 2008. Additionally, we incurred approximately $21.1 million of capital expenditures, primarily related to new retail stores. We received proceeds of approximately $2.5 million primarily related to the disposal of a manufacturing facility in Honduras in October 2007.
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
Financing Activities
     During the eight-month transition period ended February 2, 2008, financing activities provided $9.0 million in cash. As the cash flow used in our investing activities as discussed above, cash paid related to our $60 million accelerated share repurchase program and the $6.5 million of dividends paid exceeded cash flows provided by operating activities, we borrowed additional amounts under our U.S. revolving credit facility during the eight-month transition period ended February 2, 2008. We also received $2.6 million of cash from the exercise of employee stock options. The $6.5 million of dividends paid on our common stock were for the dividends declared in the first quarter and second quarter of the eight-month transition period ended February 2, 2008.
     During the eight months ended February 2, 2007, financing activities used $6.2 million in cash. We paid $8.0 million for dividends declared in the fourth quarter of fiscal 2006, first quarter of fiscal 2007 and second quarter of fiscal 2007. We also repaid approximately $1.0 million of borrowings under our U.S. revolving credit facility during the eight months ended February 2, 2007, as cash flow from continuing and discontinued operations exceeded our investing and financing activities. We also received $2.8 million of cash upon the exercise of stock options during the eight months ended February 2, 2007.
     Debt, including short-term debt, was $272.3 million and $199.6 million as of February 2, 2008 and February 2, 2007, respectively. The increase was primarily due to borrowings under our U.S. revolving credit facility to fund our $60 million accelerated share repurchase program and our acquisition of the Tommy Bahama buying agent.
     Cash Flows from Discontinued Operations
     During the eight months ended February 2, 2007, cash flows from discontinued operations resulted from the net assets related to the discontinued operations of our former Womenswear Group as of June 2, 2006 being converted to cash during the period. There were no cash flows from discontinued operations during the eight month transition period ended February 2, 2008.
FISCAL 2007 COMPARED TO FISCAL 2006
     Cash and cash equivalents on hand was $36.9 million and $10.5 million at June 1, 2007 and June 2, 2006, respectively.
Operating Activities
     During fiscal 2007 and fiscal 2006, our continuing operations generated $59.6 million and $81.0 million of cash, respectively. The operating cash flows were primarily the result of earnings from continuing operations for the period adjusted for non-cash activities such as depreciation, amortization and stock compensation expense and changes in our working capital accounts. In fiscal 2007, the significant changes in working capital included higher amounts of inventories and lower current liabilities, partially offset by lower receivables and higher non-current liabilities, each as discussed below. In fiscal 2006, the significant changes in working capital included significantly lower levels of inventory and accounts payable.
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
     Receivables were $138.0 million and $144.1 million at June 1, 2007 and June 2, 2006, respectively, representing a decrease of 4%. The decrease was primarily due to lower wholesale sales in the last two months of fiscal 2007 compared to the last two months of fiscal 2006. Days’ sales outstanding for our accounts receivable, excluding retail sales, was 52 days and 54 days at June 1, 2007 and June 2, 2006, respectively.
     Inventories were $137.3 million and $123.6 million at June 1, 2007 and June 2, 2006, respectively, an increase of 11%. Inventory for Tommy Bahama increased, primarily due to inventory requirements of our new Tommy Bahama retail stores. Inventory for Lanier Clothes increased, due to lower than planned sales, which resulted in higher than optimal levels in our replenishment programs and seasonal inventories at June 1, 2007. Inventory in Ben Sherman remained relatively consistent with the prior year. Inventory levels in Oxford Apparel decreased, as we refocused the operations of Oxford Apparel towards higher-margin products and discontinued certain programs that previously required a significant inventory investment. Our days’ supply of inventory on hand related to continuing operations, using a FIFO basis, was 101 and 91 days at June 1, 2007 and June 2, 2006, respectively.
     Prepaid expenses were $22.0 million and $20.2 million at June 1, 2007 and June 2, 2006, respectively.
     Current liabilities, excluding current liabilities related to discontinued operations of $30.7 million at June 2, 2006, were $142.4 million and $149.6 million at June 1, 2007 and June 2, 2006, respectively. The decrease in current liabilities was primarily due to a general reduction in accounts payable and accrued expenses partially offset by an increase in the earn-out payable with respect to our acquisition of Tommy Bahama of $10.7 million at June 1, 2007 compared to June 2, 2006.
     Non-current deferred income tax liabilities were $72.0 million and $76.6 million at June 1, 2007 and June 2, 2006, respectively. The decrease was primarily a result of changes in property, plant and equipment basis differences, amortization of acquired intangible assets and deferred compensation balances.
     Other non-current liabilities, which primarily consist of deferred rent and deferred compensation amounts, were $40.9 million and $30.0 million at June 1, 2007 and June 2, 2006, respectively. The increase was primarily due to the recognition of additional deferred rent during fiscal 2007, as well as the deferral of certain compensation payments to our executives in accordance with our deferred compensation plan.
     Current assets and current liabilities related to discontinued operations decreased from the balances at June 2, 2006, as the assets were converted to cash and the liabilities were paid during fiscal 2007.
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
     During fiscal 2006, investing activities used $34.6 million in cash. We paid $11.9 million for acquisitions in fiscal 2006, consisting of the fiscal 2005 Tommy Bahama earn-out payment, the payments for the acquisition of the Solitude and Arnold Brant trademarks and related working capital and an investment in an unconsolidated entity that owns a factory in China. Additionally, approximately $25.0 million of capital expenditures were incurred, primarily related to new Tommy Bahama and Ben Sherman retail stores.
     Non-current assets including property, plant and equipment, goodwill, intangible assets and other non-current assets, increased, primarily as a result of the fiscal 2007 and cumulative earn-out payments related to the Tommy Bahama acquisition, capital expenditures for our retail stores and the impact of changes in foreign currency exchange rates. These increases were partially offset by the depreciation of our property, plant and equipment and amortization of our intangible assets and deferred financing costs.
Financing Activities
     During fiscal 2007, financing activities used $10.8 million of cash, primarily attributable to the payment of approximately $14.4 million of dividends on our common stock, which was partially offset by $4.6 million of cash provided by the exercise of employee stock options.
     During fiscal 2006, financing activities used approximately $98.0 million in cash. The cash flow generated from our operating activities in excess of our investments as well as the proceeds from the disposition of our former Womenswear Group operations were used to repay amounts on our lines of credit during fiscal 2006. We also received $4.0 million of cash provided from the exercise of employee stock options. These amounts were partially offset by the payment of $9.5 million of dividends on our common shares during fiscal 2006.

     Debt, including short-term debt, was approximately $199.7 million and $200.2 million at June 1, 2007 and June 2, 2006, respectively.
     Cash Flows from Discontinued Operations
     During fiscal 2007 and 2006, our former Womenswear Group generated cash flow of $28.3 million and $55.8 million, respectively. The cash flows from discontinued operations for fiscal 2007 were primarily due to the net assets related to the discontinued operations as of June 2, 2006 being converted to cash during the period. The cash flows from discontinued operations for fiscal 2006 were due to the earnings of the Womenswear Group in that fiscal year, adjusted for any changes in working capital accounts during the year, as well as the proceeds from the disposition of the Womenswear Group operations in fiscal 2006 as discussed in Note 1 of our consolidated financial statements included in this report.
LIQUIDITY AND CAPITAL RESOURCES
     The table below provides a description of our significant financing arrangements and the amounts outstanding under these financing arrangements (in thousands) as of January 31, 2009:

January 31,
2009
$175 million U.S. Secured Revolving Credit Facility (“U.S. Revolving Credit Agreement”), which is limited to a borrowing base consisting of specified percentages of eligible categories of assets, accrues interest (3.25% at January 31, 2009), unused line fees and letter of credit fees based upon a pricing grid which is tied to average unused availability, requires interest payments monthly with principal due at maturity (August 2013, subject to certain conditions discussed below) and is secured by a first priority security interest in the accounts receivable (other than royalty payments in respect of trademark licenses), inventory, investment property (including the equity interests of certain subsidiaries), general intangibles (other than trademarks, trade names and related rights), deposit accounts, inter-company obligations, equipment, goods, documents, contracts, books and records and other personal property of Oxford Industries, Inc. and its consolidated domestic subsidiaries
$27,722
£12 million Senior Secured Revolving Credit Facility (“U.K. Revolving Credit Agreement”), which accrues interest at the bank’s base rate plus 1.35% (2.85% at January 31, 2009), requires interest payments monthly with principal payable on demand and is collateralized by substantially all of the United Kingdom assets of Ben Sherman	5,083
Senior Unsecured Notes (“Senior Unsecured Notes”), which accrue interest at 8.875% (effective interest rate of 9.0%) and require interest payments semi-annually on June 1 and December 1 of each year, require payment of principal at maturity (June 2011), are subject to certain prepayment penalties as discussed below and are guaranteed by certain of our domestic subsidiaries	166,805
Other debt	—
Unamortized discount on Senior Unsecured Notes	(340)

Total debt	199,270
Short-term debt and current maturities of long-term debt	(5,083)

Long-term debt, less current maturities	$194,187

U.S. Revolving Credit Agreement
     On August 15, 2008, we entered into the current U.S. Revolving Credit Agreement. The parties to the U.S. Revolving Credit Agreement are Oxford Industries, Inc. and Tommy Bahama Group, Inc., as the borrowers (the “Borrowers”), certain of our subsidiaries as guarantors (the “Guarantors”), the financial institutions party thereto as lenders, the financial institutions party thereto as issuing banks, and SunTrust Bank as administrative agent (the “Administrative Agent”). The U.S. Revolving Credit Agreement amended and restated our Amended and Restated Credit Agreement dated as of July 28, 2004, as previously amended (the “Prior Credit Agreement”), among Oxford Industries, Inc., certain of our domestic subsidiaries as borrowers or guarantors, certain financial institutions party thereto as lenders, certain financial institutions party thereto as the issuing banks and SunTrust Bank, as administrative agent.

     The U.S. Revolving Credit Agreement provides for a revolving credit facility which may be used to refinance existing funded debt, to fund working capital, to fund future acquisitions and for general corporate purposes. The material terms of the U.S. Revolving Credit Agreement are as follows:
•	The U.S. Revolving Credit Agreement provides for a revolving credit facility of up to $175 million. The total amount of availability under the U.S. Revolving Credit Agreement is limited to a borrowing base consisting of specified percentages of eligible categories of assets. The Administrative Agent has certain discretion to determine eligibility and to establish reserves with respect to the calculation of borrowing base availability.

•	We may request base rate advances or LIBOR advances. Base rate advances accrue interest at floating rates equal to the higher of (i) SunTrust Bank’s prime lending rate or (ii) the federal funds rate plus 50 basis points. LIBOR advances accrue interest at LIBOR plus an applicable margin. We are also charged fees for letters of credit which are issued under the U.S. Revolving Credit Agreement and fees related to the unused portion of the facility. The applicable margin on LIBOR advances and the letter of credit fees are determined from a pricing grid which is based on the average unused availability under the U.S. Revolving Credit Agreement. Interest rate margins on LIBOR advances and standby letter of credit fees range from 175 basis points to 225 basis points, while the letter of credit fees for trade letters of credit range from 100 basis points to 150 basis points. Unused line fees are calculated at a per annum rate of 30 basis points.

•	Our obligations under the U.S. Revolving Credit Agreement are secured by a first priority security interest in the Borrowers’ and the Guarantors’ accounts receivable (other than royalty payments in respect of trademark licenses), inventory, investment property (including the equity interests of certain subsidiaries), general intangibles (other than trademarks, trade names and related rights), deposit accounts, inter-company obligations, equipment, goods, documents, contracts, books and records and other personal property.

•	The U.S. Revolving Credit Agreement contains a financial covenant that applies only if unused availability under the U.S. Revolving Credit Agreement is less than the greater of (i) $26.25 million or (ii) 15% of the total revolving commitments for three consecutive business days. In such case, our fixed charge coverage ratio must not be less than 1.0 to 1.0 for the immediately preceding 12 fiscal months for which financial statements have been delivered. This financial covenant continues to apply until we have maintained unused availability under the U.S. Revolving Credit Agreement of more than the greater of (i) $26.25 million or (ii) 15% of the total revolving commitments for thirty consecutive days.

•	The U.S. Revolving Credit Agreement contains a number of customary affirmative covenants regarding, among other things, the delivery of financial and other information to the Administrative Agent and other lenders, maintenance of records, compliance with law, maintenance of property, insurance and conduct of business.

•	The U.S. Revolving Credit Agreement also contains certain negative covenants, including, among other things, covenants that limit our ability to (i) incur debt, (ii) guaranty certain obligations, (iii) incur liens, (iv) pay dividends to shareholders or repurchase shares of our common stock, (v) make investments, (vi) sell assets or stock of subsidiaries, (vii) acquire assets or businesses, (viii) merge or consolidate with other companies, or (ix) prepay, retire, repurchase or redeem debt.

•	The U.S. Revolving Credit Agreement generally is scheduled to mature on August 15, 2013, unless the Senior Unsecured Notes are not paid or refinanced in full on or prior to November 16, 2010, in which case the U.S. Revolving Credit Agreement will be due and payable in December 2010.
     The above description of the U.S. Revolving Credit Agreement is not complete and is qualified in its entirety by the actual terms of the U.S. Revolving Credit Agreement and the related Amended and Restated Pledge and Security Agreement, attached as Exhibits 10.1 and 10.2, respectively, to our Form 8-K filed with the SEC on August 19, 2008.
     Availability, Restrictions and Covenants
     Our credit facilities are used to finance trade letters of credit, as well to provide funding for other operating activities, capital expenditures and acquisitions. As of January 31, 2009, approximately $27.4 million of trade letters of credit and other limitations on availability were outstanding under the U.S. Revolving Credit Agreement and the

U.K. Revolving Credit Agreement. On January 31, 2009, we had approximately $113.3 million and $8.2 million in unused availability under the U.S. Revolving Credit Agreement and the U.K. Revolving Credit Agreement, respectively, subject to the respective limitations on borrowings set forth in the U.S. Revolving Credit Agreement, the U.K. Revolving Credit Agreement and the indenture for the Senior Unsecured Notes.
     Our credit facilities and Senior Unsecured Notes contain a number of affirmative covenants regarding the delivery of financial information, compliance with law, maintenance of property, insurance and conduct of business. Also, our credit facilities and Senior Unsecured Notes contain certain negative covenants or other restrictions including, among other things, limitations on our ability to (i) incur debt, (ii) guaranty certain obligations, (iii) incur liens, (iv) pay dividends to shareholders, (v) repurchase shares of our common stock, (vi) make investments, (vii) sell assets or stock of subsidiaries, (viii) acquire assets or businesses, (ix) merge or consolidate with other companies, or (x) prepay, retire, repurchase or redeem debt.
     Pursuant to the indenture governing the Senior Unsecured Notes, our ability to incur certain indebtedness or to make certain restricted payments, as defined in the indenture, is subject to our meeting certain conditions, including in each case the condition that our fixed charge coverage ratio, as defined in the indenture, not be less than 2.25 to 1.0 for the preceding four fiscal quarters on a pro forma basis after giving effect to the proposed indebtedness or restricted payment and, in the case of a restricted payment, the condition that the aggregate total of all restricted payments not exceed a certain allowable amount calculated pursuant to a formula set forth in the indenture. Restricted payments under the indenture include without limitation cash dividends to shareholders, repurchases of our capital stock, and certain investments.
     Additionally, the U.S. Revolving Credit Agreement contains a financial covenant that applies only if unused availability under the U.S. Revolving Credit Agreement is less than the greater of (i) $26.25 million or (ii) 15% of the total revolving commitments for three consecutive business days. In such case, our fixed charge coverage ratio must not be less than 1.0 to 1.0 for the immediately preceding 12 fiscal months for which financial statements have been delivered. This financial covenant continues to apply until we have maintained unused availability under the U.S. Revolving Credit Agreement of more than the greater of (i) $26.25 million or (ii) 15% of the total revolving commitments for thirty consecutive days.
     We believe that the affirmative covenants, negative covenants, financial covenants and other restrictions are customary for, or more favorable than, those included in similar facilities and notes. As of January 31, 2009, no financial covenant testing was required pursuant to our U.S. Revolving Credit Agreement as the minimum availability threshold was not met. As of January 31, 2009 we were compliant with all covenants related to our credit facilities and Senior Unsecured Notes.
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
     Our debt-to-total-capitalization ratio was 68%, 40%, and 31% at January 31, 2009, February 2, 2008 and June 1, 2007, respectively. The change in this ratio from February 2, 2008 to January 31, 2009 is primarily a result of impairment of certain goodwill and intangible assets during fiscal 2008 which reduced equity by a greater amount than the reduction in debt levels. Our debt levels and ratio of debt-to-total-capitalization in future periods may not be comparable to historical amounts as we continuously assess and periodically make changes to our capital structure. In the future, we may (1) make additional investments, (2) make changes to our debt facilities, (3) repurchase shares, (4) repurchase Senior Unsecured Notes or (5) make other changes impacting our capital structure. Such transactions, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.
     On September 8, 2008, our Board of Directors authorized the repurchase by us of up to 0.5 million shares of our common stock. No shares have been repurchased pursuant to this authorization as of January 31, 2009.

     We anticipate that we will be able to satisfy our ongoing cash requirements, which generally consist of working capital needs, capital expenditures (primarily for the opening of additional Tommy Bahama and Ben Sherman retail stores and the implementation of new integrated financial systems) and interest payments on our debt during fiscal 2009, primarily from cash flow from operations supplemented by borrowings under our lines of credit, if necessary. Our need for working capital is typically seasonal with the greatest requirements generally existing in the fall and spring of each year. Our capital needs will depend on many factors including our growth rate, the need to finance inventory levels and the success of our various products. At maturity of the U.S. Revolving Credit Agreement and the Senior Unsecured Notes or if the U.K. Revolving Credit Agreement was required to be paid, we anticipate that we will be able to refinance the facilities and debt with terms available in the market at that time, which may not be as favorable as the terms of the current agreements.
Repurchase of Senior Unsecured Notes
     In the fourth quarter of fiscal 2008, we repurchased a face amount of approximately $33.2 million of the outstanding Senior Unsecured Notes for $25.0 million in open market transactions. The repurchase of the Senior Unsecured Notes and related write-off of approximately $0.4 million of deferred financing costs associated with the Senior Unsecured Notes resulted in a gain of approximately $7.8 million. We may repurchase additional Senior Unsecured Notes in open market purchases, privately negotiated transactions or otherwise in the future depending upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.
Accelerated Share Repurchase Program
     On November 8, 2007, we entered into a $60 million accelerated share repurchase agreement with Bank of America, N.A., an unrelated third party. On that date, we made a payment of $60 million to Bank of America that was funded by borrowings under our Prior Credit Agreement. Bank of America made an initial delivery to us of approximately 1.9 million shares during November 2007 and a final delivery of approximately 0.6 million shares during May 2008 upon completion of the program. Pursuant to the accelerated share repurchase program we acquired an aggregate of approximately 2.5 million shares at a price of $24.03 per share. The accelerated share repurchase agreement is complete and no additional shares will be received pursuant to the program.
Dividend Declaration
     On March 26, 2009, our Board of Directors approved a cash dividend of $0.09 per share payable on May 1, 2009 to shareholders of record as of the close of business on April 15, 2009. Although, we have paid dividends in each quarter since we became a public company in July 1960, we may discontinue or modify dividend payments at any time if we determine that other uses of our capital, including but not limited to, payment of outstanding debt, repurchases of outstanding shares or funding of future acquisitions, may be in our best interest; if our expectations of future cash flows and future cash needs outweigh the ability to pay a dividend; or if the terms of our credit facilities, the indenture for the Senior Unsecured Notes or other debt instruments limit our ability to pay dividends. We may borrow to fund dividends in the short-term based on our expectation of operating cash flows in future periods subject to the terms and conditions of our credit facilities, the indenture for the Senior Unsecured Notes or other debt instruments. All cash flow from operations will not necessarily be paid out as dividends in all periods.

Contractual Obligations
     The following table summarizes our contractual cash obligations, as of January 31, 2009, by future period:

	Payments Due by Period
	Less Than	1-3	3-5	More Than
	1 year	Years	Years	5 Years	Total
	(In thousands)
Contractual Obligations
Contractual Obligations Senior Unsecured Notes	$—	$166,805	$—	$—	$166,805
Interest on Senior Unsecured Notes	14,804	22,206	—	—	37,010
U.S. revolving credit facility and U.K. revolving credit facility (1)	5,083	—	27,722	—	32,805
Operating leases (2)	34,041	63,102	54,639	66,709	218,491
Minimum royalty and advertising payments pursuant to royalty agreements	4,157	4,210	—	—	8,367
Letters of credit	27,393	—	—	—	27,393
Other (3)(4)(5)	—	—	—	—	—

Total	$85,478	$256,323	$82,361	$66,709	$490,871

(1)  Interest amounts payable in future periods on our U.S. revolving credit facility and U.K. revolving credit facility have been excluded from the table above, as the amount that will be outstanding and interest rate during any fiscal year will be dependent upon future events which are not known at this time.
(2)  Amounts to be paid in future periods for real estate taxes, insurance, other operating expenses and contingent rent applicable to the properties pursuant to the respective operating leases have been excluded from the table above, as the amounts payable in future periods are generally not specified in the lease agreements and are dependent on amounts which are not known at this time. Such amounts incurred in fiscal 2008 totaled approximately $10.3 million.
(3)  Amounts totaling $7.0 million of deferred compensation obligations and $0.7 million of obligations related to the postretirement benefit portions of endorsement-type split dollar life insurance policies, which are included in other non-current liabilities in our consolidated balance sheet as of January 31, 2009, have been excluded from the table above, due to the uncertainty of the timing of the payment of these obligations, which are generally at the discretion of the individual employees or upon the death of the former employee, respectively.
(4)  An environmental reserve of $4.2 million, which is included in other non-current liabilities in our consolidated balance sheet as of January 31, 2009 and discussed in Note 6 to our consolidated financial statements included in this report, has been excluded from the above table, as we were not contractually obligated to incur these costs as of January 31, 2009.
(5)  A $2.5 million provision related to uncertain tax positions included in other non-current liabilities in our consolidated balance sheet as of January 31, 2009 has been excluded from the table above, due to the uncertainty of the timing of payment of the amounts.
     Our anticipated capital expenditures for fiscal 2009, which are excluded from the table above as we are not contractually obligated to pay these amounts as of January 31, 2009, are expected to be approximately $10 million to $12 million. These expenditures will consist primarily of additional Tommy Bahama and Ben Sherman retail stores and the cost associated with the implementation of new integrated financial systems.
Off Balance Sheet Arrangements
     We have not entered into agreements which meet the SEC’s definition of an off balance sheet financing arrangement, other than operating leases, and have made no financial commitments to or guarantees with respect to any unconsolidated subsidiaries or special purpose entities.

CRITICAL ACCOUNTING POLICIES
     The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. On an ongoing basis, we evaluate our estimates, including those related to receivables, inventories, goodwill, intangible assets, income taxes, contingencies and other accrued expenses. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that we have appropriately applied our critical accounting policies. However, in the event that inappropriate assumptions or methods were used relating to the critical accounting policies below, our consolidated statements of operations could be misstated.
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
     In the normal course of business we offer certain discounts or allowances to our wholesale customers. Wholesale operations’ sales are recorded net of such discounts, allowances, advertising support not specifically relating to the reimbursement for actual advertising expenses by our customers and provisions for estimated returns. As certain allowances and other deductions are not finalized until the end of a season, program or other event which may not have occurred yet, we estimate such discounts and allowances on an ongoing basis. Significant considerations in determining our estimates for discounts, returns and allowances for wholesale customers include historical and current trends, agreements with customers, projected seasonal results, an evaluation of current economic conditions and retailer performance. Actual discounts and allowances to our wholesale customers have not differed materially from our estimates in prior periods. As of January 31, 2009, our total reserves for discounts and allowances were approximately $14.4 million and, therefore, if the allowances changed by 10% it would have a pre-tax impact of $1.4 million on net earnings (loss).
     In circumstances where we become aware of a specific customer’s inability to meet its financial obligations, a specific reserve for bad debts is taken as a reduction to accounts receivable to reduce the net recognized receivable to the amount reasonably expected to be collected. For all other customers, we recognize estimated reserves for bad debts based on our historical collection experience, the financial condition of our customers, an evaluation of current economic conditions and anticipated trends, each of which is subjective and requires certain assumptions. Actual charges for uncollectible amounts have not differed materially from our estimates in prior periods. As of January 31, 2009, our allowance for doubtful accounts was approximately $2.1 million, and therefore, if the allowance for doubtful accounts changed by 10% it would have a pre-tax impact of approximately $0.2 million on net earnings (loss).
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
     For consolidated financial reporting, approximately $43.7 million of our inventories are valued at the lower of LIFO cost or market after deducting the $32.4 million LIFO reserve as of January 31, 2009. Approximately $85.4 million of our inventories are valued at the lower of FIFO cost or market as of January 31, 2009. LIFO inventory calculations are made on a legal entity basis which does not correspond to our operating group definitions, but generally our inventories valued at the lower of LIFO cost or market relate to our historical businesses included in the Lanier Clothes and Oxford Apparel groups and our inventories valued at the lower of FIFO cost or market relate to our Tommy Bahama and Ben Sherman businesses. LIFO inventory accounting adjustments are not allocated to the respective operating groups. LIFO reserves are based on the Producer Price Index as published by the United States Department of Labor. We write down inventories valued at the lower of LIFO cost or market when LIFO exceeds market value. For operating group reporting purposes included in Note 10 to our consolidated financial statements and in the results of operations in our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report, the impact of LIFO accounting is included in Corporate and Other.
     As of January 31, 2009, we had recorded a reserve of approximately $3.5 million related to inventory on the lower of FIFO cost or market method. A 10% change in the amount of markdowns for inventory valued on the lower of FIFO cost or market method as of January 31, 2009 would have a pre-tax impact of approximately $0.4 million on net earnings (loss). A change in the markdowns of our inventory valued at the lower of LIFO cost or market method would not be expected to have a material impact on our consolidated financial statements due to the existence of our LIFO reserve of $32.4 million as of January 31, 2009. A change in inventory levels at the end of future fiscal years compared to inventory balances as of January 31, 2009 could result in a material impact on our consolidated financial statements as such a change may erode portions of our earliest base year layer for purposes of making our annual LIFO computation.
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
     In addition to the annual impairment test, we use certain indicators to evaluate whether the carrying value of goodwill may not be recoverable, such as (i) negative operating cash flow or a forecast that demonstrates declines in the operating cash flow of a reporting unit or the inability of a reporting unit to improve its operations to appropriate levels, (ii) a significant adverse change in the business climate that could affect the value of an entity or (iii) whether the book value of our shareholders’ equity exceeds our market capitalization. A decrease in our market capitalization resulting from a decrease in our stock price, or a negative long-term performance outlook, could cause the carrying value of our reporting units to exceed their fair values, which may result in an impairment loss. If our analysis indicates an impairment of goodwill balances, the impairment is recognized in the consolidated financial statements.
     During fiscal 2008 the price of our common stock declined significantly, particularly late in the third quarter and throughout the fourth quarter. As of January 31, 2009, the carrying value of our net assets exceeded the fair value of our net assets, measured as market capitalization of our outstanding common stock, plus a reasonable control premium, and the fair value of our outstanding debt. The analysis comparing our current enterprise fair value to our book value along with consideration of the actual and projected results of our reporting units indicated that it was appropriate to write off all goodwill in Tommy Bahama, Ben Sherman and Oxford Apparel in fiscal 2008, resulting in a total goodwill impairment charge of approximately $244.0 million.

Intangible Assets, net
     Intangible assets included in our consolidated balance sheet as of January 31, 2009 totaled approximately $136.0 million, which includes approximately $5.1 million with finite lives and $130.9 million with indefinite lives. At acquisition, we estimate and record the fair value of purchased intangible assets, which primarily consist of trademarks and trade names, license agreements and customer relationships. The fair values and useful lives of these intangible assets are estimated based on management’s assessment as well as independent third party appraisals in some cases. Such valuation may include a discounted cash flow analysis of anticipated revenues or cost savings resulting from the acquired intangible asset using an estimate of a risk-adjusted market-based cost of capital as the discount rate.
     Amortization of intangible assets with finite lives, which consist of license agreements, certain trademarks, customer relationships and covenants not to compete, is recognized over their estimated useful lives using a method of amortization that reflects the pattern in which the economic benefits of the intangible assets are consumed or otherwise realized. We amortize our intangible assets with finite lives for periods of up to 15 years. The determination of an appropriate useful life for amortization is based on our plans for the intangible asset as well as factors outside of our control. Intangible assets with finite lives are reviewed for impairment periodically if events or changes in circumstances indicate that the carrying amount may not be recoverable. If expected future undiscounted cash flows from operations are less than their carrying amounts, an asset is determined to be impaired and a loss is recorded for the amount by which the carrying value of the asset exceeds its fair value. Amortization related to intangible assets with finite lives totaled $2.9 million during fiscal 2008, excluding any impairment charges recognized during the period. Impairment charges related to intangible assets with finite lives totaled approximately $4.4 million during fiscal 2008. These charges were related to the impairment of the Arnold Brant trademark, Solitude trademark and certain other intangible assets in Lanier Clothes, Oxford Apparel and Ben Sherman, respectively.
     Trademarks with indefinite lives are not amortized but instead evaluated for impairment annually or more frequently if events or circumstances indicate that the intangible asset might be impaired. The evaluation of the recoverability of trademarks with indefinite lives includes valuations based on a discounted cash flow analysis utilizing the relief from royalty method, among other considerations. This approach is dependent upon a number of uncertain factors including estimates of future net sales, growth rates, royalty rates for the trademarks and discount rates. Such estimates involve significant uncertainty, and if our plans or anticipated results change, the impact on our financial statements could be significant. If this analysis indicates an impairment of a trademark with an indefinite useful life, the amount of the impairment is recognized in the consolidated financial statements based on the amount that the carrying value exceeds the estimated fair value of the asset. As a result of the impact of the difficult economic conditions on the operations of Tommy Bahama and Ben Sherman as well as the use of higher discount rates than used in prior years, we recognized approximately $62.0 million of impairment charges related to assets with indefinite lives in fiscal 2008. Charges of $17.1 million and $44.9 million were recognized in Tommy Bahama and Ben Sherman, respectively. The fiscal 2008 impairment charges related to intangible assets result in a tax benefit in our consolidated statements of operations.
   Income Taxes
     Significant judgment is required in determining the provision for income taxes for a company with global operations. The ultimate tax outcome may be uncertain for many transactions. Our provisions are based on federal and projected state statutory rates and take into account our quarterly assessment of permanent book/tax differences, income tax credits and uncertain tax positions. We estimate the effective tax rate for the full fiscal year and record a quarterly income tax provision in accordance with the anticipated annual rate. As the fiscal year progresses, the estimate is refined based upon actual events and earnings (loss) by jurisdiction and to reflect changes in our judgment of the likely outcome of uncertain tax positions. This estimation process periodically results in a change to the expected effective tax rate for the fiscal year. When this occurs, we adjust the income tax provision during the quarter in which the change in estimate occurs so that the year-to-date provision reflects the expected annual rate. Income tax expense may also be adjusted for discrete events occurring during the year, such as the enactment of tax rate changes or changes in uncertain tax positions, which are reflected in the quarter that the changes occur.

RECENT ACCOUNTING PRONOUNCEMENTS
     See Note 1 to our consolidated financial statements included in this report for a description of recent accounting pronouncements.
SEASONALITY
     Although our various product lines are sold on a year-round basis, the demand for specific products or styles may be seasonal. For example, the demand for Tommy Bahama and golf products is higher in the spring and summer seasons. Generally our wholesale products are sold prior to each of the retail selling seasons, including spring, summer, fall and holiday. As the timing of product shipments and other events affecting the retail business may vary, results for any particular quarter may not be indicative of results for the full year. The percentage of net sales by quarter (unaudited) for fiscal 2008 was 29%, 24%, 26% and 21%, respectively, and the percentage of earnings (loss) before income taxes by quarter (unaudited) for fiscal 2008 was 5%, 1%, 2% and (108%), respectively. We do not believe the fiscal 2008 distribution of earnings (loss) before income taxes is indicative of the distribution in future years, in particular because certain of the quarters in fiscal 2008 were impacted to varying degrees by restructuring charges, asset impairment charges, other unusual items, a gain on the repurchase of a portion of our Senior Unsecured Notes and the difficult economic environment.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Trade Policy Risk
     Our international supply chain is subject to a variety of legal, regulatory, political and economic risks, which can impact the importation of our products. We source all of our products outside the United States with independent suppliers in approximately 30 countries. There are a number of risks associated with importing our products, including but not limited to those described below.
     Under the terms of China’s World Trade Organization (“WTO”) accession agreement, the United States and other WTO members may impose additional duties or quantitative import restrictions (“quotas”) on specific products and specific categories of products from China under certain circumstances. Any such additional duties or quotas could cause disruption in our supply chain or adversely impact our business by increasing our cost of goods sold. We may not be able to pass on any such cost increase to our customers. During fiscal 2008, we sourced approximately 50% of our product purchases from China. We believe that alternative supply sources at comparable prices would be readily available if quotas were to limit our supply from China.
     We benefit from duty-free treatment under international trade agreements and regulations such as the North American Free Trade Agreement and the U.S.-Peru Free Trade Agreement. The elimination of such treatment or our inability to qualify for such benefits would adversely impact our business by increasing our cost of goods sold. We may not be able to pass on any such cost increase to our customers.
     Furthermore, under long-standing statutory authority applicable to imported goods in general, the United States may unilaterally impose additional duties: (i) when imported merchandise is sold at less than fair value and causes material injury, or threatens to cause material injury, to the U.S. domestic industry producing a comparable product (generally known as “antidumping” duties); or (ii) when foreign producers receive certain types of governmental subsidies, and when the importation of their subsidized goods causes material injury, or threatens to cause material injury, to the domestic industry producing a comparable product (generally known as “countervailing” duties). The imposition of antidumping or countervailing duties on products we import would increase the cost of those products to us. We may not be able to pass on any such cost increase to our customers.
     Changes in social, political, legal and economic conditions or terrorist acts could result in the disruption of trade from the countries in which our manufacturers or suppliers are located.

Interest Rate Risk
     We are exposed to market risk from changes in interest rates on our indebtedness, which could impact our financial condition and results of operations in future periods. Our objective is to limit the impact of interest rate changes on earnings and cash flow, primarily through a mix of fixed-rate and variable-rate debt. This assessment also considers our need for flexibility in our borrowing arrangements resulting from the seasonality of our business, among other factors. We continuously monitor interest rates to consider the sources and terms of our borrowing facilities in order to determine whether we have achieved our interest rate management objectives.
     As of January 31, 2009, we had approximately $32.8 million of debt outstanding subject to variable interest rates. The weighted average interest rate on our variable rate debt as of January 31, 2009 was 3.19%. Our average variable-rate borrowings for fiscal 2008 were $44.2 million, with an average interest rate of 4.8% during the year. Our lines of credit are based on variable interest rates in order to provide the necessary borrowing flexibility we require. To the extent that the amounts outstanding under our variable-rate lines of credit change, our exposure to changes in interest rates would also change. Based on the average variable-rate borrowings outstanding for fiscal 2008, if our average interest rates increased by 100 basis points, our interest expense for fiscal 2008 would increase by approximately $0.2 million. Borrowings and interest rates, and therefore interest expense, for fiscal 2008 are not necessarily indicative of borrowings in future periods as debt levels and interest expense in the future years will be impacted by certain fiscal 2008 transactions including, but not limited to, entering into our U.S. Revolving Credit Agreement and the repurchase of certain of our Senior Unsecured Notes which was funded by borrowings under our U.S. Revolving Credit Agreement. Additionally, if we change our capital structure or acquire additional businesses in the future, such a transaction would impact our interest expense in future periods.
     As of January 31, 2009, we had approximately $166.8 million of fixed-rate debt, consisting of our Senior Unsecured Notes, which have an effective interest rate of 9.0% and mature in June 2011. Such fixed-rate debt may result in higher interest expense than could be obtained under variable interest rate arrangements in certain periods, but is primarily intended to provide long-term financing of our capital structure and minimize our exposure to increases in interest rates. A change in the market interest rate impacts the fair value of our fixed-rate debt but has no impact on interest incurred or cash flows.
     None of our debt was entered into for speculative purposes. We generally do not engage in hedging activities with respect to our interest rate risk and generally do not enter into such transactions on a speculative basis.
Foreign Currency Risk
     To the extent that we have assets and liabilities, as well as operations, denominated in foreign currencies that are not hedged, we are subject to foreign currency transaction and translation gains and losses. We view our foreign investments as long-term and, as a result, we generally do not hedge such foreign investments. We do not hold or issue any derivative financial instruments related to foreign currency exposure for speculative purposes.
     We receive United States dollars for most of our product sales. Less than 15% of our net sales for fiscal 2008 were denominated in currencies other than the United States dollar. These sales primarily relate to Ben Sherman sales in the United Kingdom, Europe and Asia. A strengthening United States dollar could result in lower levels of sales and earnings in our consolidated statements of operations in future periods, although the sales in foreign currencies could be equal to or greater than amounts as previously reported. Based on our net sales during fiscal 2008 denominated in foreign currencies, if the dollar had strengthened by an additional 5% in fiscal 2008 we would have experienced an additional decrease in sales of approximately $5.4 million.
     Substantially all of our inventory purchases, including goods for operations in the United Kingdom, from contract manufacturers throughout the world are denominated in United States dollars. Purchase prices for our products may be impacted by fluctuations in the exchange rate between the United States dollar and the local currencies of the contract manufacturers, which may have the effect of increasing our cost of goods sold in the future. Additionally, to the extent that the exchange rate between the United States dollar and the currency that the inventory will be sold in changes, the gross margins of those businesses could be impacted significantly. During the fourth quarter of fiscal 2008, the United States dollar strengthened significantly as compared to the British pound sterling and other currencies. This change is expected to result in a significant negative impact on the gross margins of our Ben

Sherman operations in countries other than the United States as it is unlikely that we can pass the increased cost on to customers in the United Kingdom, Europe and Asia in the short-term. Due to the number of currencies involved, the fact that not all foreign currencies react in the same manner against the United States dollar and the uncertainty of how much of the costs may be passed on to customers in the long-term, we cannot quantify in any meaningful way the potential effect of such fluctuations on future costs and gross margins.
     We may from time to time purchase short-term foreign currency forward exchange contracts to hedge against changes in foreign currency exchange rates, but, at January 31, 2009, we had not entered into any such agreements that were unsettled. During fiscal 2008, foreign currency forward exchange contracts outstanding did not exceed $10 million at any time and did not have a material impact on our consolidated financial statements. When such contracts are outstanding, the contracts are marked to market with the offset being recognized in our consolidated statement of operations or other comprehensive income if the transaction does not or does, respectively, qualify as a hedge in accordance with accounting principles generally accepted in the United States.
Commodity and Inflation Risk
     We are affected by inflation and changing prices primarily through the purchase of raw materials and finished goods and increased operating costs to the extent that any such fluctuations are not reflected by adjustments in the selling prices of our products. Inflation/deflation risks are managed by each operating group through selective price increases when possible, productivity improvements and cost containment initiatives. We do not enter into significant long-term sales or purchase contracts, and we do not engage in hedging activities with respect to such risk.

Item 8. Financial Statements and Supplementary Data
OXFORD INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS

	January 31,	February 2,	June 1,
	2009	2008	2007
	(In thousands, except par amounts)
ASSETS
Current Assets:
Cash and cash equivalents	$3,290	$14,912	$36,882
Receivables, net	78,567	105,561	138,035
Inventories, net	129,159	158,925	137,333
Prepaid expenses	17,273	18,701	21,991

Total current assets	228,289	298,099	334,241
Property, plant and equipment, net	89,026	92,502	87,323
Goodwill, net	—	257,921	222,430
Intangible assets, net	135,999	230,933	234,081
Other non-current assets, net	20,180	30,817	30,663

Total Assets	$473,494	$910,272	$908,738

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Trade accounts payable and other accrued expenses	$87,723	$101,123	$84,385
Accrued compensation	14,027	14,485	26,254
Additional acquisition cost payable	—	—	22,575
Dividends payable	—	2,889	—
Income taxes payable	—	20	8,827
Short-term debt and current maturities of long-term debt	5,083	37,900	403

Total current liabilities	106,833	156,417	142,444
Long-term debt, less current maturities	194,187	234,414	199,294
Other non-current liabilities	47,244	50,909	40,947
Non-current deferred income taxes	32,111	60,984	72,000
Commitments and contingencies
Shareholders’ Equity:
Common stock, $1.00 par value; 60,000 authorized and 15,866 issued and outstanding at January 31, 2009; 16,049 issued and outstanding at February 2, 2008; and 17,843 issued and outstanding at June 1, 2007	15,866	16,049	17,843
Additional paid-in capital	88,425	85,224	81,611
Retained earnings	16,433	293,212	341,369
Accumulated other comprehensive income (loss)	(27,605)	13,063	13,230

Total shareholders’ equity	93,119	407,548	454,053

Total Liabilities and Shareholders’ Equity	$473,494	$910,272	$908,738

See accompanying notes.

OXFORD INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

		Eight-month
		Transition
		Period Ended
		February 2,
	Fiscal 2008	2008	Fiscal 2007	Fiscal 2006
	(In thousands, except per share amounts)
Net sales	$947,516	$695,798	$1,128,907	$1,109,116
Cost of goods sold	551,045	420,038	681,147	677,429

Gross profit	396,471	275,760	447,760	431,687
SG&A	358,071	244,033	356,970	339,073
Amortization of intangible assets	2,903	3,184	6,405	7,642
Impairment of goodwill, intangible assets and joint venture investment	314,813	—	—	—

	675,787	247,217	363,375	346,715
Royalties and other operating income	17,294	12,451	16,462	13,144

Operating income (loss)	(262,022)	40,994	100,847	98,116
Gain on repurchase of Senior Unsecured Notes	7,767	—	—	—
Interest expense, net	23,702	15,302	22,214	23,971

Earnings (loss) before income taxes	(277,957)	25,692	78,633	74,145
Income taxes (benefit)	(12,145)	6,477	26,313	22,944

Net earnings (loss) from continuing operations	(265,812)	19,215	52,320	51,201
Earnings (loss) from discontinued operations, net of taxes	—	—	(183)	19,270

Net earnings (loss)	$(265,812)	$19,215	$52,137	$70,471

Net earnings (loss) from continuing operations per common share:
Basic	$(17.00)	$1.12	$2.96	$2.93
Diluted	$(17.00)	$1.11	$2.93	$2.88
Earnings (loss) from discontinued operations per common share:
Basic	$—	$—	$(0.01)	$1.10
Diluted	$—	$—	$(0.01)	$1.08
Net earnings (loss) per common share:
Basic	$(17.00)	$1.12	$2.95	$4.03
Diluted	$(17.00)	$1.11	$2.92	$3.96
Weighted average common shares outstanding:
Basic	15,637	17,227	17,673	17,492
Dilution	—	131	208	289

Diluted	15,637	17,358	17,881	17,781

Dividends declared per common share	$0.72	$0.54	$0.66	$0.57
See accompanying notes.

OXFORD INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive
	Stock	Capital	Earnings	Income	Total
	(In thousands)
Balance, June 3, 2005	$16,884	$45,918	$240,401	$298	$303,501
Comprehensive income:
Net earnings and other comprehensive income	—	—	70,471	4,972	75,443
Shares issued under stock plans, net of tax benefit of $2.2 million	277	5,889	—	—	6,166
Compensation expense for stock awards	—	3,231	—	—	3,231
Stock issued for acquisition	485	19,774	—	—	20,259
Cash dividends declared	—	—	(9,899)	—	(9,899)

Balance, June 2, 2006	$17,646	$74,812	$300,973	$5,270	$398,701
Comprehensive income:
Net earnings and other comprehensive income	—	—	52,137	7,960	60,097
Shares issued under stock plans, net of tax benefit of $1.1 million	197	4,398	—	—	4,595
Compensation expense for stock awards	—	2,401	—	—	2,401
Cash dividends declared	—	—	(11,741)	—	(11,741)

Balance, June 1, 2007	$17,843	$81,611	$341,369	$13,230	$454,053
Comprehensive income:
Net earnings and other comprehensive income (loss)	—	—	19,215	(167)	19,048
Shares issued under stock plans, net of tax benefit of $0.3 million	144	2,437	—	—	2,581
Compensation expense for stock awards	—	1,176	—	—	1,176
Repurchase of common stock	(1,938)	—	(58,120)	—	(60,058)
Adoption of new accounting standards	—	—	91	—	91
Cash dividends declared	—	—	(9,343)	—	(9,343)

Balance, February 2, 2008	$16,049	$85,224	$293,212	$13,063	$407,548
Comprehensive income:
Net loss and other comprehensive loss	—	—	(265,812)	(40,668)	(306,480)
Shares issued under stock plans, net of tax provision of $0.3 million	375	(284)	—	—	91
Compensation expense for stock awards	—	3,485	—	—	3,485
Repurchase of common stock	(558)	—	558	—	—
Cash dividends declared	—	—	(11,525)	—	(11,525)

Balance, January 31, 2009	$15,866	$88,425	$16,433	$(27,605)	$93,119

See accompanying notes.

OXFORD INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

		Eight-month
		Transition
		Period Ended
		February 2,
	Fiscal 2008	2008	Fiscal 2007	Fiscal 2006
	(In thousands)
Cash Flows From Operating Activities:
Net earnings (loss) from continuing operations	$(265,812)	$19,215	$52,320	$51,201
Adjustments to reconcile net earnings (loss) from continuing operations to net cash provided by operating activities:
Depreciation	21,953	12,839	16,720	15,092
Amortization of intangible assets	2,903	3,184	6,405	7,642
Impairment of goodwill, intangible assets and joint venture investment	314,813	—	—	—
Amortization of deferred financing costs and bond discount	2,921	1,710	2,465	2,462
Gain on repurchase of Senior Unsecured Notes	(7,767)	—	—	—
Stock compensation expense	3,485	1,176	2,401	1,292
Loss (gain) on sale of property, plant and equipment	415	592	(1,325)	248
Equity method investment (income) loss	(1,273)	(1,050)	(1,187)	475
Deferred income taxes	(22,630)	(4,933)	(5,962)	(2,847)
Stock option income tax benefit	—	—	—	2,189
Changes in working capital:
Receivables	21,864	33,649	8,075	3,689
Inventories	24,025	(21,696)	(12,809)	22,751
Prepaid expenses	1,325	1,180	(1,687)	(119)
Current liabilities	(9,455)	(6,494)	(17,079)	(27,716)
Other non-current assets	6,100	(616)	340	(1,801)
Other non-current liabilities	(2,504)	5,381	10,929	6,397

Net cash provided by operating activities	90,363	44,137	59,606	80,955
Cash Flows From Investing Activities:
Acquisitions, net of cash acquired, and investments in unconsolidated entities	(779)	(56,196)	(22,651)	(11,932)
Distributions from unconsolidated entities	—	—	—	2,026
Purchases of property, plant and equipment	(20,735)	(21,097)	(31,312)	(24,953)
Proceeds from sale of property, plant and equipment	275	2,475	2,496	265

Net cash used in investing activities	(21,239)	(74,818)	(51,467)	(34,594)
Cash Flows From Financing Activities:
Repayment of financing arrangements	(373,088)	(147,661)	(190,349)	(461,326)
Proceeds from financing arrangements	334,344	220,554	189,315	368,883
Repurchase of Senior Unsecured Notes	(24,971)	—	—	—
Deferred financing costs paid	(1,664)	—	—	—
Repurchase of common stock	—	(60,058)	—	—
Proceeds from issuance of common stock	91	2,581	4,595	3,976
Dividends on common stock	(14,414)	(6,454)	(14,387)	(9,531)

Net cash provided by (used in) financing activities	(79,702)	8,962	(10,826)	(97,998)
Cash Flows From Discontinued Operations:
Net operating cash flows provided by discontinued operations	—	—	28,316	20,417
Net investing cash flows provided by (used in) discontinued operations	—	—	—	35,403

Net cash provided by discontinued operations	—	—	28,316	55,820

Net change in cash and cash equivalents	(10,578)	(21,719)	25,629	4,183
Effect of foreign currency translation on cash and cash equivalents	(1,044)	(251)	774	(203)
Cash and cash equivalents at the beginning of year	14,912	36,882	10,479	6,499

Cash and cash equivalents at the end of year	$3,290	$14,912	$36,882	$10,479

Supplemental disclosure of non-cash investing and financing activities:
Accrual for additional acquisition cost	$—	$—	$22,575	$11,897
Supplemental disclosure of cash flow information:
Cash paid for interest, net	$21,900	$11,318	$20,968	$26,250
Cash paid for income taxes	$11,241	$17,589	$29,336	$38,509
See accompanying notes.

OXFORD INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2009
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
     Unless otherwise indicated, all references to assets, liabilities, revenues and expenses in these financial statements reflect continuing operations and exclude discontinued operations of our former Womenswear Group, as discussed below.
Fiscal Year
     On October 8, 2007 our Board of Directors approved a change to our fiscal year-end. Effective with our fiscal period which commenced on June 2, 2007, our fiscal year end will be the Saturday closest to January 31 and will, in each case, begin at the beginning of the day next following the last day of the preceding fiscal year. Prior to this change to our fiscal year end, our fiscal years ended on the Friday closest to May 31. Accordingly, there was an eight-month transition period from June 2, 2007 through February 2, 2008. As used in these financial statements, the terms listed below (or words of similar import) reflect the respective period noted:

Fiscal 2009	52	weeks ending January 30, 2010
Fiscal 2008	52	weeks ended January 31, 2009
Eight-month transition period ended February 2, 2008	35	weeks and one day ended February 2, 2008
Fiscal 2007	52	weeks ended June 1, 2007
Eight months ended February 2, 2007	35	weeks ended February 2, 2007
Fiscal 2006	52	weeks ended June 2, 2006
     As a result of the change in our fiscal year, we have presented the following information for the eight months ended February 2, 2007 for comparison purposes.

	Eight-month
	Transition	Eight Months
	Period Ended	Ended
	February 2,	February 2,
	2008	2007
		(Unaudited)

Net sales	$695,798	$739,489
Cost of goods sold	420,038	453,794

Gross profit	275,760	285,695
SG&A	244,033	234,951
Amortization of intangible assets	3,184	4,198

	247,217	239,149
Royalties and other operating income	12,451	9,637

Operating income	40,994	56,183
Interest expense, net	15,302	15,169

Earnings before income taxes	25,692	41,014
Income taxes	6,477	14,892

Net earnings from continuing operations	$19,215	$26,122

Principles of Consolidation
     Our consolidated financial statements include the accounts of Oxford Industries, Inc. and any other entities in which we have a controlling financial interest, including our wholly-owned domestic and foreign subsidiaries, or entities that meet the definition of a variable interest entity, of which we are deemed to be the primary beneficiary. In determining whether a controlling financial interest exists, we consider ownership of voting interests, as well as other rights of the investors. The results of operations of acquired businesses are included in our consolidated statements of operations from the respective dates of the acquisitions. All significant intercompany accounts and transactions are eliminated in consolidation.
     We account for investments in which we exercise significant influence, but do not control and have not been determined to be the primary beneficiary, using the equity method of accounting. Significant influence is generally presumed to exist when we own between 20% and 50% of the entity. However, if we own a greater than 50% ownership interest in an entity and the minority shareholders hold certain rights that allow them to approve or veto certain major decisions of the business, we would use the equity method of accounting. Under the equity method of accounting, original investments are recorded at cost, and are subsequently adjusted for our contributions, distributions and share of income or losses of the joint ventures. Allocations of income and loss and distributions by the entity are made in accordance with the terms of the individual joint venture agreements. Our investments accounted for under the equity method are included in other assets, net in our consolidated balance sheets, and the related income (loss) is included in royalties and other operating income in our consolidated statements of operations.
     Our total investment in unconsolidated entities which are accounted for under the equity method as of January 31, 2009, February 2, 2008 and June 1, 2007 was $6.2 million, $10.9 million and $10.4 million, respectively. These investments are included in other non-current assets, net in our consolidated balance sheets and consist of an Oxford Apparel ownership interest in an entity that owns a manufacturing facility in Asia and an Oxford Apparel ownership interest in an entity which owns certain trademarks, including the Hathaway trademark, which was acquired in August 2006. We are not obligated to make additional contributions to either of these unconsolidated entities. During fiscal 2008, we determined that an impairment charge of $4.4 million related to our investment in a joint venture was appropriate as the carrying value of the investment exceeded its estimated fair value. The fair value of the investment was determined using a discounted cash flow approach. This impairment was included in impairment of goodwill, intangible assets and joint venture investment in our consolidated statements of operations.
     Equity income (loss) from our investments in unconsolidated entities is included in royalties and other income in our consolidated statements of operations and totaled $1.3 million, $1.1 million, $1.2 million and $(0.5) million during fiscal 2008, the eight-month transition period ended February 2, 2008, fiscal 2007 and fiscal 2006, respectively. During fiscal 2008, the eight-month transition period ended February 2, 2008, fiscal 2007 and fiscal 2006, we purchased approximately $8.6 million, $8.8 million, $17.1 million and $11.1 million, respectively, of inventory from our joint ventures which we account for using the equity method of accounting. The net amount due from (to) the unconsolidated entities accounted for using the equity method of accounting was $0.1 million, $(0.3) million and $(0.5) million at January 31, 2009, February 2, 2008 and June 1, 2007, respectively.
Revenue Recognition and Accounts Receivable
     Our revenue consists of wholesale, retail store, e-commerce and restaurant sales. We consider revenue realized or realizable and earned when the following criteria are met: (1) persuasive evidence of an agreement exists, (2) delivery has occurred, (3) our price to the buyer is fixed and determinable, and (4) collectibility is reasonably assured.

     For sales within our wholesale operations, we consider a completed purchase order or some form of electronic communication from the customer requesting the goods persuasive evidence of an agreement. For substantially all of our wholesale sales, our products are considered sold and delivered at the time that the products are shipped, as substantially all products are sold based on FOB shipping point terms. This generally coincides with the time that title passes and the risks and rewards of ownership have passed to the customer. For certain transactions in which the goods do not pass through our owned or third-party distribution centers and title and the risks and rewards of ownership pass at the time the goods leave the foreign port, revenue is recognized at that time. In certain cases in which we retain the risk of loss during shipment, revenue recognition does not occur until the goods have reached the specified customer. Retail store revenue, net of estimated returns, and restaurant revenues are recorded at the time of sale to consumers. E-commerce revenue, net of estimated returns, is recorded at the time of shipment to consumers. Retail store, e-commerce and restaurant revenues are recorded net of applicable sales taxes in our consolidated statements of operations.
     In the normal course of business we offer certain discounts or allowances to our wholesale customers. Wholesale operations’ sales are recorded net of such discounts, allowances, advertising support not specifically relating to the reimbursement for actual advertising expenses by our customers and provisions for estimated returns. As certain margin support allowances and other deductions are not finalized until the end of a season, program or other event which may not have occurred yet, we estimate such discounts and allowances on an ongoing basis. Significant considerations in determining our estimates for discounts, returns and allowances for wholesale customers include historical and current trends, agreements with customers, projected seasonal results, an evaluation of current economic conditions and retailer performance. We record the discounts, returns and allowances as a reduction to net sales in our consolidated statements of operations. As of January 31, 2009, February 2, 2008 and June 1, 2007 reserve balances for these items were $14.4 million, $14.3 million and $14.4 million, respectively.
     In circumstances where we become aware of a specific customer’s inability to meet its financial obligations, a specific reserve for bad debts is taken as a reduction to accounts receivable to reduce the net recognized receivable to the amount reasonably expected to be collected. Such amounts are written off at the time that the amounts are not considered collectible. For all other customers, we recognize estimated reserves for bad debts based on our historical collection experience, the financial condition of our customers, an evaluation of current economic conditions and anticipated trends, each of which is subjective and requires certain assumptions. We record such charges and write-offs to SG&A in our consolidated statements of operations. As of January 31, 2009, February 2, 2008 and June 1, 2007, bad debt reserve balances were $2.1 million, $1.3 million and $1.9 million, respectively.
     We have determined that gift card balances are unlikely to be redeemed once they have been outstanding for four years and therefore may be recognized as income, subject to applicable laws in certain states. Gift card breakage is included in net sales in our consolidated statements of operations.
     Royalties, which are generally based on the greater of a percentage of the licensee’s actual net sales or a contractually determined minimum royalty amount, are recorded based upon the guaranteed minimum levels and adjusted as sales data is received from licensees. We may receive initial payments for the grant of license rights, which are recognized as revenue over the term of the license agreement. Royalties were $15.6 million, $11.4 million, $13.3 million and $13.4 million during fiscal 2008, the eight-month transition period ended February 2, 2008, fiscal 2007 and fiscal 2006, respectively. Such income is included in royalties and other operating income in our consolidated statements of operations.
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
     Our gross margins may not be directly comparable to those of our competitors, as statement of operations classifications of certain expenses may vary by company.

SG&A
     We include in SG&A costs incurred subsequent to the receipt of finished goods at our distribution facilities, such as the cost of inspection, stocking, warehousing, picking and packing, and shipping and handling of goods for delivery to customers. SG&A also includes product design costs, selling costs, royalty costs, advertising, promotion and marketing expenses, professional fees, other general and administrative expenses and our corporate overhead costs. Additionally, all costs associated with the operations of our retail stores and restaurants, such as labor and occupancy costs, are included in SG&A.
     Distribution network costs, including shipping and handling, are included as a component of SG&A. In fiscal 2008, the eight-month transition period ended February 2, 2008, fiscal 2007 and fiscal 2006, distribution network costs, including shipping and handling, included in SG&A totaled approximately $28.3 million, $20.7 million, $31.4 million and $28.9 million, respectively. We generally classify amounts billed to customers for shipping and handling fees as revenues and classify costs related to shipping in SG&A in our consolidated statements of operations.
     All costs associated with advertising, promoting and marketing of our products are expensed during the periods when the advertisement first shows. Costs associated with cooperative advertising programs under which we agree to make general contributions to the customers’ advertising and promotional funds are recorded as a reduction to net sales as recognized. If we negotiate an advertising plan and share in the cost for an advertising plan that is for specific ads run to market-specific products purchased by the customer from us, and the customer is required to provide proof that the advertisement was run, such costs are recognized as SG&A. Advertising, promotions and marketing expenses included in SG&A for fiscal 2008, the eight-month transition period ended February 2, 2008, fiscal 2007 and fiscal 2006 were $25.3 million, $16.8 million, $25.2 million and $26.4 million, respectively. Prepaid advertising, promotions and marketing expenses included in prepaid expenses in our consolidated balance sheets as of January 31, 2009, February 2, 2008 and June 1, 2007 were $1.2 million, $2.3 million and $1.6 million, respectively.
     Royalty expenses recognized as SG&A in fiscal 2008, the eight-month transition period ended February 2, 2008, fiscal 2007 and fiscal 2006 were $7.6 million, $5.5 million, $8.8 million and $10.4 million, respectively. Such amounts are dependent upon sales of our products which we sell pursuant to the terms of a license agreement with another party.
Cash and Cash Equivalents
     We consider cash equivalents to be short-term investments with original maturities of three months or less for purposes of our consolidated statements of cash flows.
Inventories, net
     For operating group reporting, inventory is carried at the lower of FIFO cost or market. We continually evaluate the composition of our inventories for identification of distressed inventory. In performing this evaluation we consider slow-turning products, prior-seasons’ fashion products and current levels of replenishment program products as compared to future sales estimates. For wholesale inventory, we estimate the amount of goods that we will not be able to sell in the normal course of business and write down the value of these goods as necessary. For retail inventory, we provide an allowance for shrinkage and goods expected to be sold below cost. As the amount to be ultimately realized for the goods is not necessarily known at period end, we must utilize certain assumptions considering historical experience, the age of the inventory, inventory quantity, quality and mix, historical sales trends, future sales projections, consumer and retailer preferences, market trends and general economic conditions.

     For consolidated financial reporting, as of January 31, 2009 and February 2, 2008, approximately $43.7 million and $64.1 million of our inventories are valued at the lower of LIFO cost or market after deducting our LIFO reserve. Approximately $85.4 million and $94.8 million of our inventories are valued at the lower of FIFO cost or market as of January 31, 2009 and February 2, 2008, respectively. As of January 31, 2009, February 2, 2008 and June 1, 2007, approximately 34%, 40% and 52%, respectively, of our inventories are accounted for using the LIFO method. LIFO inventory calculations are made on a legal entity basis which does not correspond to our operating group definitions, but generally our inventories valued at the lower of LIFO cost or market relate to our historical businesses included in the Lanier Clothes and Oxford Apparel groups, and our inventories valued at the lower of FIFO cost or market relate to Tommy Bahama and Ben Sherman businesses. LIFO inventory accounting adjustments are not allocated to the respective operating groups. LIFO reserves are based on the Producer Price Index as published by the United States Department of Labor. We write down inventories valued at the lower of LIFO cost or market when LIFO cost exceeds market value. The impact of accounting for inventories on the LIFO method is reflected in Corporate and Other for operating group reporting purposes included in Note 10.
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

Buildings and improvements	7 — 50 years
Machinery and equipment	2 — 15 years
Leasehold improvements	Lesser of remaining life of the asset or lease term
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
     Depreciation expense for fiscal 2008 and the eight-month transition period ended February 2, 2008 include approximately $1.5 million and $1.1 million, respectively, of impairment charges for property, plant and equipment. Substantially all of these charges were recorded in SG&A in our consolidated statements of operations. During fiscal 2007 and fiscal 2006, we did not recognize any material impairment charges for property, plant and equipment.
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
     We test goodwill for impairment as of the first day of the fourth quarter of our fiscal year, which coincides with the timing of our annual budgeting process that is used in estimating future cash flows for the analysis. Due to the change in our fiscal year, for our eight-month transition period ended February 2, 2008, we tested for impairment on the first day of the last two months of the eight-month transition period ended February 2, 2008.

     In addition to the annual impairment test, we use certain indicators to evaluate whether it is more likely than not that the carrying value of goodwill may not be recoverable, such as (i) negative operating cash flow or a forecast that demonstrates declines in the operating cash flow of a reporting unit or the inability of a reporting unit to improve its operations to appropriate levels, (ii) a significant adverse change in the business climate that could affect the value of an entity or (iii) whether the book value of our shareholders’ equity exceeds our market capitalization. A sustained decrease in our market capitalization resulting from a decrease in our stock price, or a negative long-term performance outlook, could cause the carrying value of our reporting units to exceed their fair values, which may result in an impairment loss. If our analysis indicates an impairment of goodwill balances, the impairment is recognized in the consolidated financial statements.
     During fiscal 2008 the price of our common stock declined significantly, particularly late in the third quarter and throughout the fourth quarter. As of January 31, 2009, the carrying value of our net assets exceeded the fair value of our net assets, measured as market capitalization of our outstanding common stock, plus a reasonable control premium, and the fair value of our outstanding debt. The analysis comparing our current enterprise fair value to our book value along with consideration of the actual and projected results of our reporting units indicated that it was appropriate to write-off all goodwill in Tommy Bahama, Ben Sherman and Oxford Apparel in fiscal 2008, resulting in a total goodwill impairment charge of approximately $244.0 million. No impairment of goodwill was identified during the eight-month transition period ended February 2, 2008, fiscal 2007 or fiscal 2006.
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
     Amortization of intangible assets with finite lives, which consist of license agreements, certain trademarks, customer relationships and covenants not to compete, is recognized over their estimated useful lives using a method of amortization that reflects the pattern in which the economic benefits of the intangible assets are consumed or otherwise realized. We amortize our intangible assets with finite lives for periods of up to 15 years. The determination of an appropriate useful life for amortization is based on our plans for the intangible asset as well as factors outside of our control. Intangible assets with finite lives are reviewed for impairment periodically if events or changes in circumstances indicate that the carrying amount may not be recoverable. If expected future undiscounted cash flows from operations are less than their carrying amounts, an asset is determined to be impaired and a loss is recorded for the amount by which the carrying value of the asset exceeds its fair value. Amortization related to intangible assets with finite lives totaled $2.9 million during fiscal 2008. Impairment of intangible assets with finite lives totaled approximately $4.4 million during fiscal 2008. These charges were related to the impairment of the Arnold Brant trademark, Solitude trademark and certain license agreements in Lanier Clothes, Oxford Apparel and Ben Sherman, respectively. No impairment charges for intangible assets with finite lives were recognized during the eight-month transition period ended February 2, 2008, fiscal 2007 or fiscal 2006.
     Trademarks with indefinite lives are not amortized but instead evaluated for impairment annually or more frequently if events or circumstances indicate that the intangible asset might be impaired. The evaluation of the recoverability of trademarks with indefinite lives includes valuations based on a discounted cash flow analysis utilizing the relief from royalty method, among other considerations. This approach is dependent upon a number of uncertain factors including estimates of future net sales, growth rates, royalty rates for the trademarks and discount rates. Such estimates involve significant uncertainty, and if our plans or anticipated results change, the impact on our financial statements could be significant. If this analysis indicates an impairment of a trademark with an indefinite useful life, the amount of the impairment is recognized in the consolidated financial statements based on the amount that the carrying value exceeds the estimated fair value of the asset.

     We test intangible assets with indefinite lives for impairment as of the first day of the fourth quarter, which coincides with the timing of our annual budgeting process that is used in estimating future cash flows for the analysis. Due to the change in our fiscal year, for our eight-month transition period ended February 2, 2008, we tested for impairment on the first day of the last two months of the eight-month transition period ended February 2, 2008. As a result of the impact of the difficult economic conditions on the operations of Tommy Bahama and Ben Sherman as well as the use of higher discount rates than used in prior years, we recognized approximately $62.0 million of impairment charges related to assets with indefinite lives in fiscal 2008. No impairment of intangible assets with indefinite lives was identified during the eight-month transition period ended February 2, 2008, fiscal 2007 or fiscal 2006.
Prepaid Expenses and Other Non-Current Assets, net
     Amounts included in prepaid expenses primarily consist of prepaid operating expenses, including rent, taxes, insurance, royalties and advertising. Other non-current assets primarily consist of investments in joint ventures which are accounted for on the equity method, deferred financing costs and investments related to our deferred compensation plan.
Deferred Financing Costs
     Deferred financing costs, which are included in other non-current assets, net, are amortized on a straight-line basis, which approximates an effective interest method over the life of the related debt. Amortization expense for deferred financing costs, which is included in interest expense in the consolidated statements of operations was $2.7 million, $1.6 million, $2.3 million and $2.3 million during fiscal 2008, the eight-month transition period ended February 2, 2008, fiscal 2007 and fiscal 2006, respectively. In fiscal 2008, approximately $0.9 million of unamortized deferred financing costs were written off as a result of an amendment to certain of our financing arrangements and were included in the amortization expense amount above. Additionally, in fiscal 2008, we wrote off approximately $0.4 million of unamortized deferred financing costs associated with the Senior Unsecured Notes we repurchased which are included in gain on the repurchase of Senior Unsecured Notes in our consolidated statements of operations. As a result of entering into the U.S. Revolving Credit Agreement, we paid and capitalized $1.7 million of deferred financing costs during fiscal 2008. Unamortized deferred financing costs totaled approximately $3.8 million, $5.2 million and $6.6 million at January 31, 2009, February 2, 2008 and June 1, 2007, respectively.
Deferred Compensation
     We have a non-qualified deferred compensation plan offered to a select group of management and highly compensated employees with varying terms and conditions. The plan provides the participants with the opportunity to defer a portion of the participating employee’s total compensation in a given plan year, of which a percentage may be matched in accordance with the terms of the plan. All deferred amounts vest immediately, but the matching contributions may require up to two years of service prior to vesting. We fund these deferred compensation liabilities by making contributions to rabbi trusts or other investments, dependent upon the requirements of the plan. Investments held for our deferred compensation plan consist of marketable securities and insurance contracts. These investments are recorded at fair value based on quoted prices in an active market or based on valuations provided by insurance carriers, which may incorporate unobservable factors. A change in the value of the underlying assets would substantially be offset by a change in the liability to the employee resulting in an immaterial net impact on our consolidated financial statements. These securities approximate the participant-directed investment selections underlying the deferred compensation liabilities.
     The total fair value of the deferred compensation investments, which are included in other non-current assets, net, as of January 31, 2009, February 2, 2008 and June 1, 2007 was $7.7 million, $12.0 million and $11.1 million, respectively. As of January 31, 2009, February 2, 2008 and June 1, 2007, approximately $7.1 million, $10.2 million, and $9.2 million, respectively, of these investments were held in a rabbi trust. The liabilities associated with the non-qualified deferred compensation plans are included in other non-current liabilities in our consolidated balance sheets and totaled approximately $7.0 million, $11.9 million and $11.5 million at January 31, 2009, February 2, 2008 and June 1, 2007, respectively.

Trade Accounts Payable, Accrued Compensation and Other Accrued Expenses
     Liabilities for trade accounts payable, accrued compensation and other accrued expenses are carried at cost, which is the fair value of the consideration expected to be paid in the future for goods and services received, whether or not billed to us. Accruals for employee insurance and workers’ compensation, which are included in accounts payable and other accrued expenses in our consolidated balance sheets, include estimated settlements for known claims, as well as accruals for estimates of incurred but not reported claims based on our claims experience and statistical trends.
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
     Upon our adoption of EITF 06-4 “Accounting for Deferred Compensation and Postretirement Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (“EITF 06-4”) at the beginning of the eight-month transition period ended February 2, 2008, we recognized a liability for the postretirement benefit portion of certain endorsement-type, split-dollar life insurance policies because the liability is not effectively settled by the purchase of a life insurance policy. The liability for future benefits is recognized based on the substantive agreement with the employee (which provides a future death benefit). The adoption of EITF 06-4 resulted in an immaterial decrease in retained earnings and recognition of a non-current liability upon adoption. As of January 31, 2009 and February 2, 2008, such obligations totaled approximately $0.8 million, with no balances recognized prior to the beginning of the eight-month transition period ended February 2, 2008.
Leases
     In the ordinary course of business we enter into lease agreements for retail, office and warehouse/distribution space, as well as leases for certain property and equipment. The leases have varying terms and expirations and frequently have provisions to extend, renew or terminate the lease agreement, among other terms and conditions, as negotiated. We assess the lease at inception and determine whether the lease qualifies as a capital or operating lease. Assets leased under capital leases and the related liabilities are included in our consolidated balance sheets in property, plant and equipment and short-term and long-term debt, respectively. Assets leased under operating leases are not recognized as assets and liabilities in our consolidated balance sheets.
     When a non-cancelable operating lease includes any fixed escalation clauses, lease incentives for rent holidays and/or landlord build-out-related allowances, rent expense is recognized on a straight-line basis over the initial term of the lease from the date that we take possession of the space. The amount by which rent’s currently payable under the lease exceeds the average amount is recorded in other non-current liabilities on our consolidated balance sheets. Deferred rent as of January 31, 2009, February 2, 2008 and June 1, 2007 was approximately $32.7 million, $30.5 million and $25.0 million, respectively. Contingent rents, including those based on a percentage of retail sales over stated levels, and rental payment increases based on a contingent future event are recognized as the expense is incurred.
     If we vacate leased space and determine that we do not plan to use the space in the future, we recognize a loss for any future rent payments, less any anticipated future sublease income and adjusted for any deferred rent amounts included in our consolidated balance sheet on that date. During fiscal 2008, we recognized $1.5 million of charges related to certain vacated leased office space that we do not intend to utilize in the future.

Dividends
     Dividends are accrued at the time that the dividend is declared by our Board of Directors.
Other Comprehensive Income (Loss)
     Other comprehensive income(loss) includes all changes in equity from non-owner sources, such as foreign currency translation adjustments. Other comprehensive income(loss) amounts reflected in our consolidated statements of shareholders’ equity are net of tax. During fiscal 2008, the eight-month transition period ended February 2, 2008, fiscal 2007 and fiscal 2006, foreign currency translation adjustments were the only items recorded in other comprehensive income(loss).
Foreign Currency Translation
     Assets and liabilities denominated in amounts other than the functional currency are remeasured into the functional currency at the rate of exchange in effect on the balance sheet date, and income and expenses are remeasured at the average rates of exchange prevailing during the reporting period. The impact of any such remeasurement is recognized in our consolidated statements of operations in the respective period. These gains and losses were not material for fiscal 2008, the eight-month transition period ended February 2, 2008, fiscal 2007 and fiscal 2006. The financial statements of our subsidiaries for which the functional currency is a currency other than the United States dollar are translated into United States dollars at the rate of exchange in effect on the balance sheet date for the balance sheet and at the average rates of exchange prevailing during the period for the statements of operations. The impact of such translation is recognized in accumulated other comprehensive income in our consolidated balance sheets.
Forward Foreign Exchange Contracts
     We are exposed to foreign exchange risk when we purchase or sell goods in foreign currencies. We may enter into short-term forward foreign exchange contracts in the ordinary course of business to mitigate the risk associated with foreign exchange rate fluctuations related to purchases of inventory by certain of our foreign subsidiaries. To date, our forward foreign exchange contracts have not been designated as hedges for accounting purposes; thus, the changes in fair value of the derivative instruments are included in net earnings (loss). Such contracts have not been entered into for speculative purposes. Unrealized gains and losses on outstanding foreign currency exchange contracts used to mitigate currency risk on future purchases are included in net earnings (loss) as a component of SG&A in our consolidated statements of operations and recognized as an asset or liability in our consolidated balance sheets. Fair values for such contracts are generally obtained from counterparties. Although we did have forward foreign exchange contracts outstanding at times during fiscal 2008, the eight-month transition period ended February 2, 2008 and fiscal 2007, as of January 31, 2009, February 2, 2008 and June 1, 2007, we did not have any forward foreign exchange contracts outstanding.
Fair Value of Financial Instruments
     Our financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable and long-term debt. Given their short-term nature, the carrying amounts of cash and cash equivalents, receivables and accounts payable approximate their fair values. The carrying amounts of our variable-rate borrowings approximate their fair value as the interest rate changes with the market rate. The fair value of our fixed-rate debt is approximately $122.0 million as of January 31, 2009, based on a discounted cash flow assessment of the required principal and interest payments using a market-based discount rate.

     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). In February 2008, the FASB released FASB Staff Position 157-2 “Effective Date of FASB Statement No. 157”, which delayed the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We adopted SFAS 157 for financial assets and liabilities during the first quarter of fiscal 2008. SFAS 157 provides enhanced guidance for using fair value measurements for assets and liabilities which are required or permitted to be recorded at fair value under another standard and does not extend the use of fair value beyond what is currently required or permitted by other standards. SFAS 157 also requires additional disclosures about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on net earnings (loss). The adoption of SFAS 157 for our financial assets and liabilities in fiscal 2008 did not have a material impact on our consolidated financial statements.
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
     We have determined that certain foreign currency exchange contracts are the only financial assets and liabilities measured at fair value on a recurring basis (at least annually) within the scope of SFAS 157 that are included in our consolidated financial statements. Although we have had forward foreign currency exchange contracts outstanding at certain times during fiscal 2008, as of January 31, 2009, we had no forward foreign currency exchange contracts outstanding.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” (“SFAS 159”). We adopted SFAS 159 in the first quarter of fiscal 2008. SFAS 159 permits entities to choose to measure eligible items in the balance sheet at fair value at specified election dates with the unrealized gains and losses recognized in net earnings (loss). We did not elect to change the measurement of any items in our balance sheet to fair value upon adoption; therefore, the adoption of SFAS 159 did not have an impact on our financial statements.
Concentration of Credit Risk and Significant Customers
     Our financial instruments that are exposed to concentrations of credit risk consist primarily of accounts receivable, for which the total exposure is limited to the amount recognized in our consolidated balance sheets. We sell our merchandise in all major retail distribution channels across the United States, as well as in some distribution channels in other countries. We extend and continuously monitor credit risk based on an evaluation of the customer’s financial condition and credit history and generally require no collateral. Credit risk is impacted by conditions or occurrences within the economy and the retail industry and is principally dependent on each customer’s financial condition. Additionally, a decision by the controlling owner of a group of stores or any significant customer to decrease the amount of merchandise purchased from us or to cease carrying our products could have an adverse effect on our results of operations in future periods. Macy’s, our largest customer, accounted for 11%, 11% and 10% of our consolidated sales in fiscal 2008, the eight-month transition period ended February 2, 2008 and fiscal 2007, respectively. No customer accounted for greater than 10% of our consolidated net sales from continuing operations during fiscal 2006. Sears and Macy’s represented 12% and 11% of our consolidated accounts receivable, net as of January 31, 2009.

     In fiscal 2008, our two largest Tommy Bahama customers represented 13% and 10% of Tommy Bahama sales, our largest Ben Sherman customer represented 13% of Ben Sherman sales, our three largest Lanier Clothes customers represented 30%, 18% and 12% of Lanier Clothes sales and our four largest Oxford Apparel customers represented 20%, 13%, 12% and 11% of Oxford Apparel sales.
     In the eight-month transition period ended February 2, 2008, our two largest Tommy Bahama customers each represented 12% of Tommy Bahama sales, our largest Ben Sherman customer represented 10% of Ben Sherman sales, our two largest Lanier Clothes customers represented 28% and 22% of Lanier Clothes’ sales, and our two largest Oxford Apparel customers represented 18% and 16% of Oxford Apparel sales. In fiscal 2007, our largest Tommy Bahama customer represented 15% of Tommy Bahama sales, our largest Ben Sherman customer represented 11% of Ben Sherman sales, our two largest Lanier Clothes customers represented 27% and 24% of Lanier Clothes sales, and our two largest Oxford Apparel customers represented 18% and 11% of Oxford Apparel sales. In fiscal 2006, our largest Tommy Bahama customer represented 16% of Tommy Bahama sales, our largest Ben Sherman customer represented 12% of Ben Sherman sales, our three largest Lanier Clothes customers represented 24%, 24% and 13% of Lanier Clothes’ sales, and our largest Oxford Apparel customer represented 20% of Oxford Apparel sales.
Income Taxes
     We recognize deferred tax liabilities and assets based on the difference between the financial and the tax bases of the assets and liabilities using enacted tax rates expected to apply to taxable income in the period in which such amounts are expected to be realized or settled. Our policy is to recognize net deferred tax assets, whose realization is dependent upon taxable net earnings (loss) in future years, when a greater than 50% probability exists that the tax benefits will actually be realized some time in the future. No material valuation allowances for deferred tax assets have been recognized in our consolidated financial statements.
     In the eight-month transition period ended February 2, 2008, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, An Interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 utilizes a two-step approach for evaluating tax positions. Under the two-step method, recognition occurs when we conclude that a tax position, based solely on technical merits, is more-likely-than-not (greater than 50%) to be sustained upon examination. Measurement is only addressed if step one has been satisfied. The tax benefit recorded is measured as the largest amount of benefit, determined on a cumulative probability basis that is more-likely-than-not to be realized upon ultimate settlement. Those tax positions failing to qualify for initial recognition are recognized in the first subsequent interim period they meet the more-likely-than-not standard, or are resolved through negotiation or litigation with the taxing authority or upon expiration of the statute of limitations. Derecognition of a tax position that was previously recognized occurs when we subsequently determine that a tax position no longer meets the more-likely-than-not threshold of being sustained.
     We file income tax returns in the United Sates and various state, local and foreign jurisdictions. Our federal, state, local and foreign income tax returns filed for the years ended on or before May 30, 2004, with limited exceptions, are no longer subject to examination by tax authorities.
     Interest and penalties associated with unrecognized tax positions are recorded within income tax expense in our consolidated statements of operations.
     We generally receive a United States income tax benefit upon the exercise of our employee stock options and the vesting of stock granted to employees. The benefit is equal to the difference between the fair market value of the stock at the time of the exercise and the option price, if any, times the approximate tax rate. We have recorded the benefit associated with the exercise of employee stock options and the vesting of stock granted to employees as a reduction to income taxes payable. To the extent compensation expense has been recorded, income tax expense is reduced. Any additional benefit is recorded directly to shareholders’ equity in our consolidated balance sheets. If a tax benefit is realized on compensation of an amount less than recorded for financial statement purposes, the decrease in benefit is also recorded directly to shareholders’ equity.

Discontinued Operations
     On June 2, 2006, we sold substantially all of the net assets and operations of our Womenswear Group for approximately $37 million. The results of operations for this business, which were reported as a separate operating group, have been reported as discontinued operations in our consolidated statements of operations. The assets and liabilities related to these discontinued operations have been reclassified to current assets, non-current assets, current liabilities and non-current liabilities related to discontinued operations, as applicable.
     Proceeds from the transaction were equivalent to the net tangible assets of the Womenswear Group as of June 2, 2006 which were sold, plus $25 million. We recognized an after-tax gain on sale of the discontinued operations of approximately $10.4 million, which represented the proceeds less the book value of the goodwill related to the Womenswear Group operations of $4.0 million, transaction costs primarily consisting of professional fees of $0.5 million, payments to the employees of the Womenswear Group of approximately $1.9 million, stock compensation costs of approximately $1.8 million related to the modification of certain stock option and restricted stock awards of the employees of the Womenswear Group, and income taxes of approximately $6.3 million related to the transaction.
     With respect to interest expense, we have allocated interest expense to net earnings from discontinued operations based on the net proceeds from the transaction, as well as the proceeds from the settlement of the retained assets and liabilities related to the discontinued operations. All proceeds from the transaction and the conversion of the net retained assets were used to repay debt on our U.S. revolving credit facility. Approximately $1.9 million and $1.8 million of corporate service costs for fiscal 2006 and fiscal 2005, respectively, that were allocated to our Womenswear Group prior to its classification as discontinued operations were not classified as discontinued operations but, instead, are included in Corporate and Other, as those corporate costs may continue. The income tax rate used for the tax effect of the discontinued operations is based on the domestic effective rate of Oxford Industries, Inc., as the assets and operations disposed of were primarily domestic operations of that entity and should not be impacted by rates in foreign jurisdictions or rates of other subsidiaries.
     During fiscal 2007, we collected the outstanding accounts receivable from the Womenswear Group’s customers and sold the goods-in-transit of our Womenswear Group as of the date of the transaction as the goods were delivered to the purchaser of our Womenswear Group operations. Net sales for our Womenswear Group were $10.8 million and $285.2 million in fiscal 2007 and fiscal 2006, respectively. Pre-tax income (loss) recognized in discontinued operations was ($0.3) million and $14.3 million in fiscal 2007 and fiscal 2006, respectively. Tax expense (benefit) allocated to discontinued operations, excluding the allocated amount related to the transaction in fiscal 2006, was ($0.1) million and $5.4 million in fiscal 2007 and 2006, respectively. No net sales or profits were recognized as a result of the discontinued Womenswear Group operations during fiscal 2008 and the eight-month transition period ended February 2, 2008.
     In connection with the transaction, we, among other things, entered into a license agreement with the purchaser pursuant to which we granted a perpetual license (subject to the limitations set forth in the license agreement) to the purchaser to use the trade name “Oxford Collections,” a services agreement with the purchaser pursuant to which we provided certain transitional support services to the purchaser in its operation of the transferred assets during fiscal 2007, and a limited non-competition agreement with the purchaser pursuant to which we have agreed (subject to the exceptions set forth in the non-competition agreement) not to engage in certain activities through May 2009.
Stock-Based Compensation
     We have certain stock-based employee compensation plans as described in Note 7, which provide for the ability to grant stock options, restricted stock and other stock-based awards to our employees and non-employee directors. On June 3, 2006, we adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R). SFAS 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and amends SFAS No. 95, “Statement of Cash Flows.” SFAS 123R requires all share-based payments to employees and non-employee directors, including grants of employee stock options, to be recognized in the consolidated statements of operations based on their fair values. Pro forma disclosure is no longer an alternative.

     Upon adoption of SFAS 123R, we applied the modified prospective transition method. Under this transition method, we (1) did not restate any prior periods and (2) are recognizing compensation expense for all share-based payment awards that were outstanding, but not yet vested, as of June 3, 2006, based upon the same estimated grant-date fair values and service periods used to prepare our pro forma disclosures in prior years. The fair values of these stock options were estimated at the date of the grant using the Black-Scholes option pricing model with the following assumption ranges: risk-free interest rates between 4.565% and 6.510%, dividend yields between 1.28% and 4.87%, volatility factors between 0.2814 and 0.3525, and expected lives of ten years.
     In fiscal 2006, we accounted for employee stock compensation using the intrinsic value method. No compensation expense is generally recognized related to stock options using the intrinsic value method because the exercise price of our employee stock options equaled the market price of the underlying stock on the date of grant. To the extent that stock options are modified, which may result in a new measurement date and the recognition of compensation expense, such expense is included in SG&A in our consolidated statements of operations.
     Using the fair value method and the intrinsic value method, compensation expense, with a corresponding entry to additional paid-in capital, is recognized related to the issuance of restricted stock awards some of which were dependent upon us meeting certain performance measures in one year and the employee remaining employed by us for a specified time subsequent to the performance period, if applicable. The amount of compensation expense recognized over the performance and vesting period is calculated based upon the market value of the shares on the grant date. The compensation expense, less an estimated forfeiture rate if material, is recognized on a straight-line basis over the performance period and required service period. The estimated forfeiture rate is assessed and adjusted periodically as appropriate.
     The following table reconciles certain operating results as reported using the intrinsic value method in fiscal 2006 to the fair value method pursuant to FAS 123R.

Fiscal 2006
Net earnings from continuing operations, as reported	$51,201
Add: Total stock-based employee compensation expense recognized in continuing operations as determined under intrinsic value method for all awards, net of related tax effects	843
Deduct: Total stock-based employee compensation expense to be recognized in continuing operations determined under fair-value-based method for all awards, net of related tax effects	(1,520)

Pro forma net earnings from continuing operations	$50,524

Basic net earnings from continuing operations per common share as reported	$2.93
Pro forma basic net earnings from continuing operations per common share	$2.89
Diluted net earnings from continuing operations per common share as reported	$2.88
Pro forma diluted net earnings from continuing operations per common share	$2.85

Net earnings as reported	$70,471
Add: Total stock-based employee compensation expense recognized in net earnings as determined under intrinsic value method for all awards, net of related tax effects	2,079
Deduct: Total stock-based employee compensation expense to be recognized in net earnings determined under fair-value-based method for all awards, net of related tax effects	(2,854)

Pro forma net earnings	$69,696

Basic net earnings per common share as reported	$4.03
Pro forma basic net earnings per common share	$3.98
Diluted net earnings per common share as reported	$3.96
Pro forma diluted net earnings per common share	$3.93

Earnings (Loss) Per Share
     Basic earnings (loss) per share is based on the weighted average number of common shares outstanding during the period without any consideration for the impact of shares which are issuable upon the exercise of a stock option or unvested shares which are contingent upon an employee providing future services. Shares received under an accelerated share repurchase program or other repurchase program are removed from the weighted average number of common shares outstanding upon repurchase and delivery. In November 2007 and May 2008, approximately 1.9 million and 0.6 million shares, respectively, were delivered under a $60 million accelerated share repurchase program which commenced in November 2007, as discussed in Note 7. The shares were removed from the calculation of weighted average number of common shares outstanding at the time of delivery.
     Diluted earnings (loss) per common share includes the effect of all stock options and unvested common shares outstanding during the period using the treasury stock method, if dilutive. The treasury stock method assumes that shares are issued for stock options and restricted shares that are “in the money,” and that we use the proceeds of such stock option exercises to repurchase shares at the average market value of our shares for the respective period. For purposes of the treasury stock method, proceeds consist of cash to be paid, future compensation expense to be recognized and the amount of tax benefits, if any, that will be credited to additional paid-in capital assuming exercise of the stock options and vesting of the unvested shares. During fiscal 2008, due to the net loss no stock options or restricted stock awards were considered in the computation of diluted earnings (loss) per share. During the eight-month transition period ended February 2, 2008, approximately 0.2 million of stock options were not considered in the computation of diluted earnings (loss) per share as the options were anti-dilutive. During fiscal 2007 and fiscal 2006, no stock options were excluded from the computation of diluted earnings (loss) per share.
Seasonality
     Although our various product lines are sold on a year-round basis, the demand for specific products or styles may be seasonal. For example, the demand for Tommy Bahama and golf products is higher in the spring and summer seasons. Generally our wholesale products are sold prior to each of the retail selling seasons, including spring, summer, fall and holiday. As the timing of product shipments and other events affecting the retail business may vary, results for any particular quarter may not be indicative of results for the full year. The percentage of net sales by quarter (unaudited) for fiscal 2008 was 29%, 24%, 26% and 21%, respectively, and the percentage of earnings (loss) before income taxes by quarter (unaudited) for fiscal 2008 was 5%, 1%, 2% and (108%), respectively. We do not believe the fiscal 2008 distribution of earnings (loss) before income taxes is indicative of the distribution in future years, in particular because certain of the quarters in fiscal 2008 were impacted to varying degrees by restructuring charges, asset impairment charges, other unusual items, a gain the repurchase of a portion of our Senior Unsecured Notes and the difficult economic environment.
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

Recent Accounting Pronouncements
     In December 2007, the FASB issued SFAS No. 141(Revised) “Business Combinations” (“SFAS 141R”). SFAS 141R is required to be adopted in fiscal 2009. SFAS 141R provides guidance for accounting for acquisitions subsequent to the date of adoption. SFAS 141R requires that (1) 100% of the fair values of acquired assets and liabilities, with limited exceptions, are recognized even if the acquiror has not acquired 100% of the acquired entity, (2) contingent consideration is recorded at estimated fair value on the date of acquisition rather than recognizing as earned, (3) transaction costs are expensed as incurred rather than being capitalized as part of the fair value of the acquired entity, (4) pre-acquisition contingencies will be recorded at the estimated fair value on the date of acquisition, (5) the criteria for accruing for a restructuring plan must be met as of the date of acquisition and (6) acquired research and development value is not expensed, but instead is capitalized as an indefinite-lived intangible asset, subject to periodic impairment testing. We expect that SFAS 141R will have an impact on our accounting for future business combinations once adopted, but the effect is dependent upon the acquisitions that are made in the future.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). In February 2008, the FASB released FASB Staff Position 157-2 “Effective Date of FASB Statement No. 157”, which delayed the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We adopted SFAS 157 for financial assets and liabilities during the first quarter of fiscal 2008. SFAS 157 provides enhanced guidance for using fair value measurements for assets and liabilities which are required or permitted to be recorded at fair value under another standard and does not extend the use of fair value beyond what is currently required or permitted by other standards. SFAS 157 also requires additional disclosures about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on net earnings (loss). We are still in the process of evaluating the impact that SFAS 157 will have on our non-financial assets and non-financial liabilities upon adoption in fiscal 2009 but do not anticipate a material impact upon adoption.
     In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” EITF 03-6-1 gives guidance as to the circumstances when unvested share-based payment awards should be included in the computation of net earnings (loss) per share. We do not expect that the adoption of EITF 03-6-1 will have a material effect on our basic earnings (loss) per share.
Note 2.  Inventories
     The components of inventories are summarized as follows (in thousands):

	January 31,	February 2,	June 1,
	2009	2008	2007
Finished goods	$146,200	$171,685	$139,087
Work in process	6,440	10,142	12,031
Fabric, trim and supplies	8,917	16,912	25,498
LIFO reserve	(32,398)	(39,814)	(39,283)

Total inventory	$129,159	$158,925	$137,333

     During fiscal 2008, inventories valued on the LIFO basis were reduced, which resulted in a liquidation of LIFO inventory carried at the lower costs prevailing in prior years. The impact of the liquidation in fiscal 2008 was to decrease cost of goods sold as compared to the cost of current year purchases by approximately $8.9 million. No material liquidations of LIFO occurred in the eight month transition period ended February 2, 2008, fiscal 2007 or fiscal 2006.

Note 3.  Property, Plant and Equipment, Net
     Property, plant and equipment, carried at cost, are summarized as follows (in thousands):

	January 31,	February 2,	June 1,
	2009	2008	2007
Land	$700	$740	$2,021
Buildings	24,039	24,959	26,717
Machinery and equipment	78,124	73,891	70,445
Leasehold improvements	100,663	92,886	79,948

Subtotal	203,526	192,476	179,131
Less accumulated depreciation and amortization	(114,500)	(99,974)	(91,808)

Total property, plant and equipment, net	$89,026	$92,502	$87,323

Note 4.  Goodwill and Intangible Assets
     Intangible assets by category are summarized below (in thousands):

	January 31,	February 2,	June 1,
	2009	2008	2007
Intangible assets with finite lives:
Gross carrying amount:
License agreements	$17,733	$21,282	$21,309
Customer relationships	18,908	19,757	19,757
Trademarks	4,510	4,827	4,827

Subtotal	41,151	45,866	45,893

Accumulated amortization:
License agreements	(17,664)	(18,354)	(16,617)
Customer relationships	(14,613)	(13,566)	(12,384)
Trademarks	(3,774)	(351)	(149)

Subtotal	(36,051)	(32,271)	(29,150)

Total intangible assets with finite lives, net	5,100	13,595	16,743
Intangible assets with indefinite lives:
Trademarks	130,899	217,338	217,338

Total intangible assets, net	$135,999	$230,933	$234,081

     Based on the current estimated useful lives assigned to our intangible assets, amortization expense for fiscal 2009, fiscal 2010, fiscal 2011, fiscal 2012 and fiscal 2013 is expected to be $1.2 million, $1.0 million, $0.7 million, $0.5 million and $0.4 million, respectively.
     During fiscal 2008, we recognized intangible asset impairment charges of approximately $66.4 million. The method and assumptions used in determining the impairment charges are discussed further in Note 1. Approximately $17.1 million, $46.1 million, $2.2 million and $1.1 million of the charges relate to Tommy Bahama, Ben Sherman, Lanier Clothes and Oxford Apparel, respectively. The impairment charges relate to the Tommy Bahama, Ben Sherman, Arnold Brant and Solitude trademarks and certain other intangible assets in Ben Sherman.

     Goodwill primarily related to the acquisition of Tommy Bahama in June 2003, Ben Sherman in July 2004 and the third-party buying agent utilized by Tommy Bahama on February 1, 2008, which were allocated to the Tommy Bahama, Ben Sherman and Tommy Bahama operating groups, respectively. No intangible assets were identified on the date of acquisition of the third-party buying agent of the Tommy Bahama Group; therefore, all amounts paid in excess of tangible assets and liabilities were included in goodwill. The changes in the carrying amount of goodwill for fiscal 2008, the eight-month transition period ended February 2, 2008, fiscal 2007 and fiscal 2006 are as follows (in thousands):

Balance, June 3, 2005	$184,571
Tommy Bahama acquisition fiscal 2006 earn-out	12,258
Other	2,403

Balance, June 2, 2006	199,232
Tommy Bahama acquisition fiscal 2007 earn-out and cumulative earn-out	22,264
Other	934

Balance, June 1, 2007	222,430
Acquisition of Tommy Bahama’s buying agent	35,491

Balance, February 2, 2008	$257,921
Impairment of Tommy Bahama goodwill	(204,459)
Impairment of Ben Sherman goodwill	(37,695)
Impairment of Ely & Walker goodwill	(1,847)
Impact of foreign currency exchange rate change prior to impairment of goodwill	(13,920)

Balance, January 31, 2009	$—

     After considering all payments, the total purchase price for Tommy Bahama was approximately $339.5 million, consisting of $240 million in cash and $10 million in our common stock at closing, approximately $3.4 million in transaction costs and total earn-out payments of $86.1 million, of which $38.4 million was paid in common stock. Approximately 95% of the total value of the contingent payments paid to selling stockholders was treated as additional purchase price and recorded as goodwill in our consolidated balance sheets. The remaining 5% of the total value of all consideration that was due and payable under the earn-out agreement was designated to be paid toward an employee cash bonus plan to be distributed to employees of Tommy Bahama under the terms of the plan. The contingent payments designated toward the employee cash bonus plan were charged to SG&A in our consolidated statements of operations in the respective period.
     As a result of our goodwill impairment test in the fourth quarter of fiscal 2008, we determined that the goodwill associated with the Tommy Bahama, Ben Sherman and Ely & Walker businesses was impaired and wrote off all goodwill amounts related to these acquisitions. The method used in determining the $244.0 million goodwill impairment charge is discussed further in Note 1.

Note 5.  Debt
     The following table details our debt (in thousands) as of the dates specified:

	January 31,	February 2,	June 1,
	2009	2008	2007
$175 million U.S. Secured Revolving Credit Facility (“U.S. Revolving Credit Agreement”), which is limited to a borrowing base consisting of specified percentages of eligible categories of assets, accrues interest (3.25% at January 31, 2009), unused line fees and letter of credit fees based upon a pricing grid which is tied to average unused availability, requires interest payments monthly with principal due at maturity (August 2013) and is secured by a first priority security interest in the accounts receivable (other than royalty payments in respect of trademark licenses), inventory, investment property (including the equity interests of certain subsidiaries), general intangibles (other than trademarks, trade names and related rights), deposit accounts, intercompany obligations, equipment, goods, documents, contracts, books and records and other personal property of Oxford Industries, Inc. and its consolidated domestic subsidiaries (1)(2)(3)
	$27,722	$—	$—
$280 million U.S. Secured Revolving Credit Facility (“Prior Credit Agreement”), which accrued interest, unused line fees and letter of credit fees based upon a pricing grid which tied to certain debt ratios, required interest payments monthly with principal due at maturity and was collateralized by substantially all of the assets of Oxford Industries, Inc. and its domestic subsidiaries (1)	$—	$72,900	$—
£12 million Senior Secured Revolving Credit Facility (“U.K. Revolving Credit Agreement”), which accrues interest at the bank’s base rate plus 1.35% (2.85% at January 31, 2009), requires interest payments monthly with principal payable on demand and is collateralized by substantially all of the United Kingdom assets of Ben Sherman	5,083	—	—
Senior Unsecured Notes (“Senior Unsecured Notes”), which accrue interest at 8.875% (effective interest rate of 9.0%) and require interest payments semi-annually on June 1 and December 1 of each year, require payment of principal at maturity (June 2011), are subject to certain prepayment penalties as discussed below and are guaranteed by certain of our domestic subsidiaries	166,805	200,000	200,000
Other debt	—	—	403
Unamortized discount on Senior Unsecured Notes	(340)	(586)	(706)

Total debt	199,270	272,314	199,697
Short-term debt and current maturities of long-term debt	(5,083)	(37,900)	(403)

Long-term debt, less current maturities	$194,187	$234,414	$199,294

(1)	On August 15, 2008, we entered into the U.S. Revolving Credit Agreement by amending and restating the Prior Credit Agreement. As a result of amending and restating the Prior Credit Agreement, we wrote off approximately $0.9 million of unamortized financing costs incurred in connection with the Prior Credit Agreement.

(2)	The $27.7 million outstanding under the U.S. Revolving Credit Agreement at January 31, 2009 was classified as long-term debt as this amount represents the minimum amount we anticipate to be outstanding under the U.S. Revolving Credit Agreement during fiscal 2009.

(3)	The U.S. Revolving Credit Agreement generally is scheduled to mature on August 15, 2013, unless the Senior Unsecured Notes are not paid or refinanced in full on or prior to November 16, 2010, in which case the U.S. Revolving Credit Agreement will be due and payable in December 2010.
     Our credit facilities are used to finance trade letters of credit, as well to provide funding for other operating activities, capital expenditures and acquisitions. As of January 31, 2009, approximately $27.4 million of trade letters of credit and other limitations on availability were outstanding against the U.S. Revolving Credit Agreement and the U.K. Revolving Credit Agreement. On January 31, 2009 we had approximately $113.3 million and $8.2 million in unused availability under the U.S. Revolving Credit Agreement and the U.K. Revolving Credit Agreement, respectively, subject to the respective limitations on borrowings set forth in the U.S. Revolving Credit Agreement, U.K. Revolving Credit Agreement and the indenture for the Senior Unsecured Notes.

     During fiscal 2009, fiscal 2010, fiscal 2011, fiscal 2012 and fiscal 2013, $5.1 million, $0.0 million, $166.8 million, $0.0 million and $27.7 million, respectively, of our principal amounts outstanding under our credit facilities and Senior Unsecured Notes outstanding are payable.
Senior Unsecured Notes
     In the fourth quarter of fiscal 2008, we repurchased and retired a face amount of approximately $33.2 million of the outstanding Senior Unsecured Notes for approximately $25.0 million in open market transactions. The repurchase of the Senior Unsecured Notes and related write-off of approximately $0.4 million of deferred financing costs and unamortized debt discount associated with the Senior Unsecured Notes resulted in a gain of approximately $7.8 million.
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
Covenants and Other Restrictions
     Our credit facilities and Senior Unsecured Notes are subject to a number of affirmative covenants regarding the delivery of financial information, compliance with law, maintenance of property, insurance and conduct of business. Also, our credit facilities and Senior Unsecured Notes are subject to certain negative covenants or other restrictions including, among other things, limitations on our ability to (i) incur debt, (ii) guaranty certain obligations, (iii) incur liens, (iv) pay dividends to shareholders, (v) repurchase shares of our common stock, (vi) make investments, (vii) sell assets or stock of subsidiaries, (viii) acquire assets or businesses, (ix) merge or consolidate with other companies, or (x) prepay, retire, repurchase or redeem debt.
     Pursuant to the indenture governing the Senior Unsecured Notes, our ability to incur certain indebtedness or to make certain restricted payments, as defined in the indenture, is subject to our meeting certain conditions, including in each case the condition that our fixed charge coverage ratio, as defined in the indenture, not be less than 2.25 to 1.0 for the preceding four fiscal quarters on a pro forma basis after giving effect to the proposed indebtedness or restricted payment and, in the case of a restricted payment, the condition that the aggregate total of all restricted payments not exceed a certain allowable amount calculated pursuant to a formula set forth in the indenture.  Restricted payments under the indenture include without limitation cash dividends to shareholders, repurchases of our capital stock, and certain investments.
     Additionally, the U.S. Revolving Credit Facility contains a financial covenant that applies only if unused availability under the U.S. Revolving Credit Agreement is less than the greater of (i) $26.25 million or (ii) 15% of the total revolving commitments for three consecutive business days. In such case, our fixed charge coverage ratio must not be less than 1.0 to 1.0 for the immediately preceding 12 fiscal months for which financial statements have been delivered. This financial covenant continues to apply until we have maintained unused availability under the U.S. Revolving Credit Agreement of more than the greater of (i) $26.25 million or (ii) 15% of the total revolving commitments for thirty consecutive days.
     We believe that the affirmative covenants, negative covenants, financial covenants and other restrictions are customary for, or more favorable than, those included in similar facilities and notes. As of January 31, 2009, no financial covenant testing was required pursuant to our U.S. Revolving Credit Agreement as the minimum availability threshold was not met during the quarter. As of January 31, 2009 we were compliant with all covenants related to our credit facilities and Senior Unsecured Notes.

Note 6.  Commitments and Contingencies
     We have operating lease agreements for buildings, retail space, sales offices and equipment with varying terms. The aggregate minimum base rental commitments for all non-cancelable operating real property leases with original terms in excess of one year are $34.0 million, $32.4 million, $30.7 million, $28.2 million, $26.4 million and $66.7 million for fiscal 2009, fiscal 2010, fiscal 2011, fiscal 2012, fiscal 2013 and thereafter, respectively. Total rent expense under all leases was $44.7 million, $27.2 million, $36.5 million and $33.2 million in fiscal 2008, the eight-month transition period ended February 2, 2008, fiscal 2007 and fiscal 2006, respectively. Most leases provide for payments of real estate taxes, insurance and other operating expenses applicable to the property and contingent rent based on retail sales which are in included in total rent expense, but not included in the aggregate minimum rental commitments above, as the amounts payable in future periods are generally not specified in the lease agreement and are dependent on future events. The total amount of such charges were $10.3 million, $8.2 million and $10.8 million in fiscal 2008, the eight-month transition period ended February 2, 2008 and fiscal 2007, respectively, which includes $0.7 million, $0.7 million and $1.2 million of percentage rent during fiscal 2008, the eight-month transition period ended February 2, 2008 and fiscal 2007, respectively.
     We are also currently obligated under certain apparel license and design agreements to make future minimum royalty and advertising payments of $4.2 million, $2.4 million and $1.8 million for fiscal 2009, fiscal 2010 and fiscal 2011, respectively, and none thereafter. These amounts do not include amounts due under arrangements which require a royalty fee or sales commission based on a specified percentage of net sales in future periods.
     In a prior fiscal year, we discovered the presence of hazardous waste on one of our properties. We believe that remedial action will be required, including continued investigation, monitoring and treatment of groundwater and soil. As of January 31, 2009, the reserve for the remediation of this site is approximately $4.2 million, which is included in other non-current liabilities in our consolidated balance sheets. The amount recorded represents our estimate of the costs to clean up this site, based on currently available information. This estimate may change in future periods as more information on the activities required to remediate this site become known. No significant amounts have been recorded in the statement of operations for fiscal 2008, the eight-month transition period ended February 2, 2008, fiscal 2007 or fiscal 2006.
Note 7.  Shareholders Equity
Accelerated Share Repurchase Program
     On November 8, 2007, we entered into a $60 million accelerated share repurchase agreement with Bank of America, N.A., an unrelated third party. On that date, we made a payment of $60 million to Bank of America that was funded by borrowings under our Prior Credit Agreement. Bank of America made an initial delivery to us of approximately 1.9 million shares during November 2007 and a final delivery of approximately 0.6 million shares during May 2008 upon completion of the program. Pursuant to the accelerated share repurchase program we acquired an aggregate of approximately 2.5 million shares at a price of $24.03 per share. The accelerated share repurchase agreement is complete and no additional shares will be received pursuant to the program.
Long-Term Stock Incentive Plan
     As of January 31, 2009, approximately 0.6 million share awards were available for issuance under our Long-Term Stock Incentive Plan (the “Long-Term Stock Incentive Plan”), which was approved by our shareholders on October 5, 2004. The plan allows us to grant stock-based awards to employees and non-employee directors including stock options, stock appreciation rights, restricted stock and other performance-based benefits. Shares granted under our previous stock incentive plans, the 1992 Stock Option Plan, the 1997 Stock Option Plan and the 1997 Restricted Stock Plan, continue to be governed under those plans and the individual agreements with respect to provisions relating to exercise, termination and forfeiture. No additional grants are available under the previous plans. Through December 2003 under the previous plans, we typically granted stock options to employees at the end of each fiscal year or at certain other times as determined by our Board of Directors or our compensation committee as the case may have been. Stock options were granted with an exercise price equal to the stock’s fair market value on the date of grant. The previously granted stock options have ten-year terms and vest and become exercisable in increments of 20% on each anniversary from the date of grant.

     We have issued stock awards to certain employees and members of our Board of Directors based on our achievement of certain performance, service or other criteria based on grant-date fair value. In recent years, performance- and service-based restricted awards have been the exclusive vehicle in our stock-based compensation strategy, although we are not prohibited from granting other types of share-based compensation awards.
     Restricted shares granted in recent years generally vest three or four years from the date of grant if the employee is still employed by us on that date. At the time that the shares are issued, the shareholder is entitled to the same dividend and voting rights as other holders of our common stock unless the shares are subsequently forfeited. The employee is restricted from transferring or selling the restricted shares and generally forfeits the shares upon the termination of employment prior to the end of the vesting period. The specific provisions of the awards, including exercisability and term of the award, are evidenced by agreements with the employee as determined by our compensation committee or Board of Directors, as applicable.
     The table below summarizes the restricted stock award activity (in shares) during fiscal 2008, the eight-month transition period ended February 2, 2008, fiscal 2007 and fiscal 2006:

		Eight-
		month
		Transition
		Period
		Ended
	Fiscal	February	Fiscal	Fiscal
	2008	2, 2008	2007	2006
Restricted stock outstanding at beginning of fiscal period	72,864	88,910	67,125	—
Restricted stock issued	346,975	—	40,440	72,225
Restricted stock vested, including restricted stock repurchased from employee for employees’ tax liability	(48,182)	(12,460)	(13,536)	(4,725)
Restricted stock forfeited	(18,000)	(3,586)	(5,119)	(375)

Restricted stock outstanding at end of fiscal period	353,657	72,864	88,910	67,125

     The weighted-average grant date fair value for restricted stock awards outstanding at the beginning of the year, granted during the year, vested during the year, forfeited during the year and outstanding at the end of the year were $42, $23, $42, $24 and $24 respectively.
     In addition, we grant restricted stock awards to our non-employee directors for a portion of each non-employee director’s compensation by granting restricted stock awards, which are not dependent upon any performance criteria. The non-employee directors must complete certain service requirements; otherwise, the restricted shares are subject to forfeiture. On the date of issuance, the non-employee directors are entitled to the same dividend and voting rights of other holders of our common stock. The non-employee directors are restricted from transferring or selling the restricted shares prior to the end of the vesting period. As of January 31, 2009, less than 0.1 million of such awards were outstanding and unvested.
     As of January 31, 2009, there was approximately $5.6 million of unrecognized compensation expense related to unvested share-based compensation awards which have been issued. That expense is expected to be recognized through the first half of fiscal 2011. The following table summarizes information about the unvested shares as of January 31, 2009.

	Number	Average Market
	of	Price on	Vesting
Restricted Stock Grant	Shares	Date of Grant	Date
Fiscal 2006 Performance Awards	25,157	$42	June 2009
March 2008 Restricted Stock Award Grant	315,000	$23	March 2011
Other Restricted Stock Awards	13,500	$26	Various

	353,657

     A summary of the stock option activity during fiscal 2008, the eight-month transition period ended February 2, 2008, fiscal 2007 and fiscal 2006 is presented below:

			Eight-month
			Transition Period
	Fiscal		Ended February 2,		Fiscal		Fiscal
	2008		2008		2007		2006
		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average
		Exercise		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price	Shares	Price
Stock options outstanding, beginning of fiscal period	231,865	$25	364,950	$22	533,180	$22	763,380	$21
Stock options exercised	(8,240)	19	(122,685)	15	(137,290)	20	(179,260)	17
Stock options forfeited	(20,380)	28	(10,400)	28	(30,940)	28	(50,940)	25

Stock options outstanding, end of fiscal period	203,245	$25	231,865	$25	364,950	$22	533,180	$22

Stock options exercisable, end of fiscal period	203,245		181,865		216,350		218,460
     The total intrinsic value for options exercised during fiscal 2008, the eight-month transition period ended February 2, 2008, fiscal 2007 and fiscal 2006 was approximately $0.1 million, $2.2 million, $3.3 million and $5.5 million, respectively. The total grant-date fair value for options that vested during fiscal 2008, the eight-month transition period ended February 2, 2008, fiscal 2007 and fiscal 2006 was approximately $0.6 million, $1.4 million, $1.8 million and $1.8 million, respectively. There was no aggregate intrinsic value for options outstanding and exercisable as of January 31, 2009 as the exercise price for each option exceeds the price of our common stock on January 31, 2009. As of January 31, 2009, there was no unrecognized compensation cost related to unvested stock options as all options outstanding are fully vested and exercisable.
     The following table summarizes information about stock options outstanding as of January 31, 2009.

	Number of	Exercise	Grant-Date	Number
Date of Option Grant	Shares	Price	Fair Value	Exercisable	Expiration Date
July 12, 1999	3,800	13.94	4.70	3,800	July 12, 2009
July 10, 2000	2,200	8.63	2.03	2,200	July 10, 2010
July 16, 2001	11,895	10.73	3.18	11,895	July 16, 2011
July 15, 2002	35,580	11.73	3.25	35,580	July 15, 2012
August 18, 2003	77,920	26.44	11.57	77,920	Aug. 18, 2013
December 16, 2003	71,850	32.75	14.17	71,850	Dec. 16, 2013

	203,245			203,245

Employee Stock Purchase Plan
     On October 5, 2004, our shareholders approved the Employee Stock Purchase Plan (“ESPP”). There were approximately 0.1 million shares of common stock authorized for issuance under the ESPP as of January 31, 2009, which allows for qualified employees to purchase shares on a quarterly basis based on certain limitations with respect to the employee’s salary and other limitations through payroll deductions. There are no vesting or other restrictions on the stock purchased by employees under the ESPP. On the last day of each calendar quarter, the accumulated payroll deductions are applied toward the purchase of our common stock at a price equal to 85% of the closing market price on that date. Stock compensation expense related to the employee stock purchase plan recognized was $0.1 million, $0.1 million, $0.2 million and $0.1 million in fiscal 2008, the eight-month transition period ended February 2, 2008, fiscal 2007 and fiscal 2006.
Preferred Stock
     We have 30 million shares of $1.00 par value preferred stock authorized for issuance. No shares were issued or outstanding as of January 31, 2009, February 2, 2008 and June 1, 2007.

Note 8.  Income Taxes
     The provision (benefit) for income taxes includes the following (in thousands):

		Eight-
		month
		Transition
		Period
		Ended
	Fiscal	February 2,	Fiscal	Fiscal
	2008	2008	2007	2006
Current:
Federal	$8,576	$8,374	$25,514	$18,551
State	1,063	943	2,537	2,560
Foreign	846	2,093	2,593	4,680

	10,485	11,410	30,644	25,791
Adjustment for enacted tax rate changes	—	(1,891)	—	—
Deferred — Federal and State	(9,512)	(2,641)	(1,343)	(3,616)
Deferred — Foreign	(13,118)	(401)	(2,988)	769

Income Taxes	$(12,145)	$6,477	$26,313	$22,944

     Reconciliations of the United States federal statutory income tax rates and our effective tax rates are summarized as follows:

		Eight-
		month
		Transition
		Period
		Ended
	Fiscal	February 2,	Fiscal	Fiscal
	2008	2008	2007	2006
Statutory rate	35.0%	35.0%	35.0%	35.0%
State income taxes — net of federal income tax benefit	(0.1)%	2.3%	2.0%	1.8%
Impact of foreign earnings (loss) (1)	1.2%	(7.0)%	(2.4)%	(1.5)%
Impact of APB 23 assertion (2)	—	—	(4.5)%	—
Section 965 repatriation (3)	—	—	—	(4.0)%
Change in contingency reserve	0.2%	—	0.9%	(1.0)%
Other adjustment (4)	—	—	2.1%	—
Impact of enacted tax rate changes	—	(7.4)%	—	—
Impact of non-deductible goodwill impairment (5)	(31.5)%	—	—	—
Other, net	(0.4)%	2.3%	0.4%	0.6%

Effective rate for continuing operations	4.4%	25.2%	33.5%	30.9%

(1)	The percentage in the eight-month transition period ended February 2, 2008 is higher than normal due to the change in the amortization amount of goodwill being proportional to the change in the calendar, but the change in our earnings (loss) before income taxes was not proportional to the change in the calendar.

(2)	In accordance with Accounting Principles Board Opinion No. 23 “Accounting for Income Taxes - Special Areas” (“APB 23”), we made the determination in the fourth quarter of fiscal 2007 that our original investment in the Ben Sherman U.K. subsidiary is considered to be indefinitely reinvested and, accordingly, recorded an income tax benefit to reverse the deferred tax liability previously recorded related to the excess of book over tax basis. In the fourth quarter of fiscal 2008, we determined that our investment in a Hong Kong entity which we acquired on February 1, 2008 is considered to be indefinitely reinvested. The tax basis of both entities exceeds the book basis as of January 31, 2009.

(3)  During the fourth quarter of fiscal 2006, we completed our assessment of earnings to be repatriated under the American Jobs Creation Act of 2004 and repatriated approximately $22.9 million of earnings, that were not previously considered permanently invested outside of the United States. The impact of this repatriation has been included in our tax provision for fiscal 2006. The repatriation of the earnings resulted in a one-time reduction to tax expense of approximately $2.9 million in fiscal 2006.
(4)  The other adjustment in fiscal 2007 relates to reconciliation adjustments to tax balances arising in prior years.
(5)  In fiscal 2008, we recorded an impairment of goodwill which resulted in a non-deductible difference.
      Deferred tax assets and liabilities are comprised of the following (in thousands):

	January 31,	February 2,	June 1,
	2009	2008	2007
Deferred Tax Assets:
Inventories	$409	$1,044	$1,327
Accrued compensation and benefits	5,890	7,527	8,438
Allowance for doubtful accounts	619	190	334
Depreciation and amortization	10,030	8,855	7,317
Non-current liabilities	1,660	1,723	1,740
Deferred rent and lease obligations	1,165	1,507	1,379
Other, net	3,665	2,657	2,616

Deferred tax assets	23,438	23,503	23,151
Deferred Tax Liabilities:
Acquired intangible assets	46,438	76,815	79,525
Foreign	1,470	1,326	3,728
Other, net	1,212	614	4,008

Deferred tax liabilities	49,120	78,755	87,261

Net deferred tax liability	$(25,682)	$(55,252)	$(64,110)

     As of January 31, 2009, February 2, 2008 and June 1, 2007, we had undistributed earnings of foreign subsidiaries of approximately $7.9 million, $7.8 million, and $13.9 million, respectively, which have been provided for in our income tax provision, as the earnings are not considered permanently invested outside of the United States. If the earnings were repatriated to the United States, the earnings would be subject to United States taxation at that time. The amount of deferred tax liability recognized associated with the undistributed earnings as of January 31, 2009, February 2, 2008 and June 1, 2007 was approximately $1.4 million, $1.3 million and $3.7 million, respectively, which represents the approximate excess of the United States tax liability over the creditable foreign taxes paid that would result from a full remittance of undistributed earnings.
     Upon the adoption of FIN 48 at the beginning of the eight-month transition period ended February 2, 2008, we recognized an immaterial increase to retained earnings and a reduction of deferred income taxes in our consolidated balance sheets. A reconciliation of unrecognized tax benefits at the beginning and end of year is as follows (in thousands):

		Eight-
		month
		transition
		period
		ended
	Fiscal	February
	2008	2, 2008

Balance at beginning of period	$5,082	$5,271
Additions for current year tax positions	29	60
Expiration of the statute of limitation for the assessment of taxes	(362)	(4)
Additions for tax positions of prior year	133	815
Reductions for tax positions of prior year	(324)	(677)
Settlements	—	(383)

Balance at end of period	4,558	5,082
     Included in the unrecognized tax benefits of $4.6 million and $5.1 million at January 31, 2009 and February 2, 2008, respectively, was $3.6 million and $4.4 million of tax benefits that, if recognized, would reduce our annual effective rate. We also accrued potential interest of $0.0 million and $0.4 million related to these unrecognized tax benefits during fiscal 2008 and the eight-month transition period ended February 2, 2008, respectively. In total as of January 31, 2009, we have recorded a liability for potential penalties and interest of $0.3 million and $0.6 million, respectively, compared to a liability for potential penalties and interest of $0.4 million and $0.6 million, respectively, as of February 2, 2008. It is reasonably possible that the amount of unrecognized benefit with respect to certain of our unrecognized tax positions will increase or decrease within the next twelve months. Events that may cause these changes include the settlement of issues with taxing authorities or expiration of statutes of limitations. At this time, an estimate of the reasonably possible changes cannot be made.
Note 9. Defined Contribution Plans
     We have a tax-qualified voluntary retirement savings plan covering substantially all full-time United States employees and other similar plans covering certain foreign employees. If a participant decides to contribute, a portion of the contribution is matched by us. Our expense under these defined contribution plans in fiscal 2008, the eight-month transition period ended February 2, 2008, fiscal 2007 and fiscal 2006 were $2.4 million, $1.8 million, $2.8 million and $2.8 million, respectively.
     Additionally, we incur certain charges related to our deferred compensation plan as discussed in Note 1. Realized and unrealized gains and losses on the deferred compensation plan investments are recorded in our consolidated statements of operations and substantially offset the changes in deferred compensation liabilities to participants resulting from changes in market values. The total expense for our match under these non-qualified deferred compensation plans in fiscal 2008, the eight-month transition period ended February 2, 2008, fiscal 2007 and fiscal 2006 was approximately $0.2 million, $0.3 million, $0.3 million, and $0.3 million, respectively.
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
     Tommy Bahama designs, sources and markets collections of men’s and women’s sportswear and related products. Tommy Bahama products can be found in our owned and licensed retail stores and on our e-commerce website as well as in certain department stores and independent specialty stores throughout the United States. The target consumers of Tommy Bahama are affluent 35 and older men and women who embrace a relaxed and casual approach to daily living. We also license the Tommy Bahama name for a wide variety of product categories.

     Ben Sherman is a London-based designer, marketer and distributor of branded sportswear and footwear. Ben Sherman was established in 1963 as an edgy, young men’s, “Mod"-inspired shirt brand and has evolved into a British lifestyle brand of apparel and footwear targeted at youthful-thinking men and women ages 19 to 35 throughout the world. We offer a full Ben Sherman sportswear collection as well as tailored clothing, footwear and accessories. Our Ben Sherman products can be found in certain department stores and a variety of independent specialty stores, as well as in our owned and licensed Ben Sherman retail stores and on our e-commerce websites. We also license the Ben Sherman name for various product categories.
     Lanier Clothes designs and markets branded and private label men’s suits, sportcoats, suit separates and dress slacks across a wide range of price points. Certain Lanier Clothes products are sold using trademarks licensed to us by third parties, including Kenneth Cole, Dockers, and Geoffrey Beene. We also offer tailored clothing products under the Arnold Brant and Billy London trademarks, both of which are brands owned by us. In addition to our branded businesses, we design and source certain private label tailored clothing products. Significant private label brands include Stafford, Alfani, Tasso Elba and Lands’ End. Our Lanier Clothes products are sold to national chains, department stores, mass merchants, specialty stores, specialty catalog retailers and discount retailers throughout the United States.
     Oxford Apparel produces branded and private label dress shirts, suited separates, sport shirts, casual slacks, outerwear, sweaters, jeans, swimwear, westernwear and golf apparel. We design and source certain private label programs for several customers, including programs for Men’s Wearhouse, Lands’ End, Target, Macy’s and Sears. Significant owned brands of Oxford Apparel include Oxford Golf, Ely, Cattleman and Cumberland Outfitters. Oxford Apparel also owns a two-thirds interest in the entity that owns the Hathaway trademark in the United States and several other countries. Additionally, Oxford Apparel also licenses from third parties the right to use certain trademarks including Dockers and United States Polo Association for certain apparel products. Our Oxford Apparel products are sold to a variety of department stores, mass merchants, specialty catalog retailers, discount retailers, specialty stores, “green grass” golf merchants and Internet retailers throughout the United States.
     Corporate and Other is a reconciling category for reporting purposes and includes our corporate offices, substantially all financing activities, LIFO inventory accounting adjustments and other costs that are not allocated to the operating groups. LIFO inventory calculations are made on a legal entity basis which does not correspond to our operating group definitions, as portions of Lanier Clothes and Oxford Apparel are on the LIFO basis of accounting. Therefore, LIFO inventory accounting adjustments are not allocated to operating groups. Total assets for Corporate and Other include the LIFO inventory reserve of $32.4 million, $39.8 million and $39.3 million, at January 31, 2009, February 2, 2008 and June 1, 2007, respectively.
     The information below presents certain information about our operating groups included in continuing operations (in thousands):

		Eight-month
		Transition
		Period Ended
	Fiscal	February 2,	Fiscal	Fiscal
	2008	2008	2007	2006
Net Sales
Tommy Bahama	$421,687	$284,611	$465,121	$409,141
Ben Sherman	133,522	101,578	156,773	166,606
Lanier Clothes	135,581	107,457	165,159	180,411
Oxford Apparel	257,125	201,301	339,309	352,932
Corporate and Other	(399)	851	2,545	26

Total	$947,516	$695,798	$1,128,907	$1,109,116

		Eight-month
		Transition
		Period Ended
	Fiscal	February 2,	Fiscal	Fiscal
	2008	2008	2007	2006
Depreciation
Tommy Bahama	$16,667	$9,314	$12,036	$10,633
Ben Sherman	2,367	1,848	2,203	1,462
Lanier Clothes	884	540	878	1,193
Oxford Apparel	1,767	890	1,175	1,396
Corporate and Other	268	247	428	408

Total	$21,953	$12,839	$16,720	$15,092

Amortization of Intangible Assets
Tommy Bahama	$1,418	$1,445	$2,975	$4,170
Ben Sherman	1,322	1,548	3,267	3,433
Lanier Clothes	60	80	60	—
Oxford Apparel	103	111	103	39

Total	$2,903	$3,184	$6,405	$7,642

Impairment of Goodwill, Intangible Assets and Investment in Joint Venture
Tommy Bahama	$221,559	$—	$—	$—
Ben Sherman	83,766	—	—	—
Lanier Clothes	2,207	—	—	—
Oxford Apparel	7,281	—	—	—

Total	$314,813	$—	$—	$—

Operating Income (Loss)
Tommy Bahama	$(173,448)	$38,041	$81,533	$71,522
Ben Sherman	(84,988)	4,147	8,372	10,329
Lanier Clothes	(8,283)	315	4,238	17,422
Oxford Apparel	11,627	12,001	22,749	14,556
Corporate and Other	(6,930)	(13,510)	(16,045)	(15,713)

Total Operating Income (Loss)	(262,022)	40,994	100,847	98,116
Gain on repurchase of Senior Unsecured Notes	7,767	—	—	—
Interest expense, net	23,702	15,302	22,214	23,971

Earnings (Loss) Before Income Taxes	$(277,957)	$25,692	$78,633	$74,145

Purchases of Property, Plant and Equipment
Tommy Bahama	$15,020	$18,193	$26,790	$16,904
Ben Sherman	1,836	2,510	3,837	4,275
Lanier Clothes	186	107	287	228
Oxford Apparel	873	108	184	2,630
Corporate and Other	2,820	179	214	916

Total	$20,735	$21,097	$31,312	$24,953

	January 31,	February 2,	June 1,
	2009	2008	2007
Assets
Tommy Bahama	$283,427	$519,291	$469,414
Ben Sherman	74,114	208,829	223,779
Lanier Clothes	49,988	83,208	95,184
Oxford Apparel	72,731	102,253	96,627
Corporate and Other	(6,766)	(3,309)	23,734

Total	$473,494	$910,272	$908,738

Goodwill
Tommy Bahama	$—	$204,423	$168,932
Ben Sherman	—	51,651	51,651
Oxford Apparel	—	1,847	1,847

Total	$—	$257,921	$222,430

Intangible Assets, net
Tommy Bahama	$114,060	$132,579	$134,023
Ben Sherman	21,872	94,852	96,362
Lanier Clothes	—	2,267	2,347
Oxford Apparel	67	1,235	1,349

Total	$135,999	$230,933	$234,081

     Information for the net book value of our long-lived assets, including property, plant and equipment, goodwill and intangible assets, by geographic area is presented below (in thousands):

	January 31,	February 2,	June 1,
	2009	2008	2007
United States	$197,368	$427,155	$385,588
United Kingdom	25,843	152,623	153,544
Other foreign	1,814	1,578	4,702

Total	$225,025	$581,356	$543,834

     Information for the net sales included in continuing operations recognized by geographic area is presented below (in thousands):

		Eight-month
		Transition
		Period Ended
	Fiscal	February 2,	Fiscal	Fiscal
	2008	2008	2007	2006
United States and Canada	$839,925	$610,325	$1,005,925	$987,206
United Kingdom and Europe	107,591	85,473	122,982	121,910

Total	$947,516	$695,798	$1,128,907	$1,109,116

Note 11. Restructuring Charges and Other Unusual Items
     During fiscal 2008, we incurred approximately $15.2 million of charges related to the impact of restructuring in our operating groups related to our exit from certain businesses and continued focus on reducing overhead within all operating groups. These charges include $4.8 million of impairment charges related to the Arnold Brant and Solitude trademarks and certain property, plant and equipment which we no longer use. In addition to these restructuring charges recognized in fiscal 2008, we recognized other unusual items totaling a charge of $0.3 million in Lanier Clothes and a net benefit of $1.2 million in Oxford Apparel, substantially all of which is reflected in SG&A.

     Lanier Clothes incurred restructuring charges totaling approximately $9.8 million primarily associated with our decision to exit from certain license agreements relating to the Nautica and O Oscar brands and the restructuring of our Arnold Brant business. These charges include costs associated with the disposal of the inventory, payments related to license termination, the impairment of intangible assets associated with the Arnold Brant business of $2.2 million, severance costs, the $0.2 million impairment of certain property, plant and equipment and charges associated with certain leased office space. Approximately $2.8 million and $2.2 million of these charges were recorded in SG&A and impairment of goodwill, intangible assets and investment in joint venture, respectively, in our consolidated statements of operations. The remaining charges, which relate to inventory disposal, were recognized in net sales and cost of goods sold in our consolidated statements of operations.
     Oxford Apparel incurred certain restructuring charges totaling approximately $2.7 million during fiscal 2008 primarily associated with the decision to exit the Solitude and other businesses. These charges include costs associated with the disposal of inventory of $0.5 million which are classified as a reduction to net sales and the impairment of intangible assets of $1.1 million associated with the Solitude business recorded in impairment of goodwill, intangible assets and investment in joint venture, $0.9 million of impairment of property, plant and equipment and $0.3 million of severance related costs. Approximately $1.2 million of the charges were recorded in SG&A in our consolidated statements of operations. Oxford Apparel also recorded a net benefit of $1.2 million primarily related to the resolution of a contingent liability and the sale of a trademark partially offset by an increase in our bad debt reserve due to certain customers’ bankruptcy filings, all of which were recorded in SG&A in our consolidated statements of operations.
     Tommy Bahama, Ben Sherman and Corporate and Other recognized restructuring charges and fixed asset impairment charges totaling approximately $1.0 million, $0.5 million and $1.2 million, respectively, in fiscal 2008. These charges primarily relate to severance, property, plant and equipment impairment and costs associated with certain office leases. All of these charges are included in SG&A in our consolidated statements of operations.
Note 12.  Related Party Transactions
     SunTrust Banks, Inc. and its subsidiaries (“SunTrust”) hold shares of our common stock in various fiduciary and agency capacities and as such is a principal shareholder of our common stock. Mr. J. Hicks Lanier, our Chief Executive Officer, is on the board of directors of SunTrust and its Audit and Risk Committees. Mr. E. Jenner Wood, III, a board member of Oxford Industries, Inc., was Chairman, President and Chief Executive Officer of SunTrust Bank, Central Group, during fiscal 2008, the eight-month transition period ended February 2, 2008 and fiscal 2007.
     We maintain a syndicated credit facility under which SunTrust served as agent and lender. In fiscal 2008, the eight-month transition period ended February 2, 2008, fiscal 2007 and fiscal 2006, the services provided and interest and fees paid to SunTrust in connection with such services are set forth below (in thousands):

		Eight-month
		Transition
		Period
		Ended
	Fiscal	February 2,
	2008	2008	Fiscal 2007	Fiscal 2006
Service
Interest and agent fees for our credit facility	$1,146	$592	$525	$1,307
Cash management and senior notes related services	$93	$72	$56	$106
Other	$8	$4	$10	$34
     Our aggregate payments to SunTrust and its subsidiaries for these services, together with all of the other services described above in this section, did not exceed 1% of our gross revenues during fiscal 2008, the eight-month transition period ended February 2, 2008, fiscal 2007 and fiscal 2006 or 1% of SunTrust’s gross revenues during its fiscal years ended December 31, 2008, December 31, 2007 and December 31, 2006.

Note 13.  Summarized Quarterly Data (unaudited)
     Following is a summary of the quarterly results of continuing operations for fiscal 2008, the eight-month transition period ended February 2, 2008 and fiscal 2007 (in thousands, except per share amounts):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
Fiscal 2008 (1)
Net sales	$272,942	$230,520	$244,186	$199,868	$947,516
Gross profit	116,309	96,671	93,629	89,862	396,471
Net earnings (loss)	9,517	1,473	4,775	(281,577)	(265,812)
Basic net earnings (loss) per common share	$0.60	$0.09	$0.31	$(18.17)	$(17.00)
Diluted net earnings (loss) per common share	$0.59	$0.09	$0.31	$(18.17)	$(17.00)
Eight-month Transition Period Ended February 2, 2008 (1)(2)(3)
Net sales	$237,947	$294,486	$163,365	N/A	$695,798
Gross profit	97,451	114,920	63,389	N/A	275,760
Net earnings	$6,103	$12,603	$509	N/A	$19,215
Basic net earnings per common share	$0.34	$0.72	$0.03	N/A	$1.12
Diluted net earnings per common share	$0.34	$0.71	$0.03	N/A	$1.11
Fiscal 2007
Net sales	$284,078	$290,987	$266,595	$287,247	$1,128,907
Gross profit	108,111	111,800	108,266	119,583	447,760
Net earnings from continuing operations	11,155	12,145	9,726	19,294	52,320
Earnings (loss) from discontinued operations	(205)	8	14	—	(183)
Net earnings	$10,950	$12,153	$9,740	$19,294	$52,137
Basic net earnings per common share from continuing operations	$0.63	$0.69	$0.55	$1.09	$2.96
Diluted net earnings per common share from continuing operations	$0.63	$0.68	$0.54	$1.08	$2.93

(1)	There were no earnings (loss) from discontinued operations in fiscal 2008 or the eight-month transition period ended February 2, 2008.

(2)	There is no fourth quarter for the eight-month transition period ended February 2, 2008 due to the change in our fiscal year-end.

(3)	The third quarter of the eight-month transition period ended February 2, 2008 represents the two month period from December 1, 2007 through February 2, 2008.
     The sum of the quarterly amounts for fiscal 2008 do not equal the totals for the year then ended due to the impact of the timing of the losses in the fourth quarter of fiscal 2008 occurring in a quarter with lower weighted average shares outstanding than earlier quarters during the year and rounding. The sum of the quarterly amounts for the eight-month transition period ended February 2, 2008 do not equal the totals for the period then ended due to the impact of the timing of our accelerated share repurchase program and rounding differences. The sum of the quarterly amounts for fiscal 2007 do not necessarily equal the totals for the year then ended due to rounding differences. Quarterly amounts for each year above are not comparable to prior years due to the seasonality of our business and the change in our fiscal year (i.e. the fourth quarter of fiscal 2008 includes the months of November, December and January, but the fourth quarter of fiscal 2007 includes the months of March, April and May).

     The fourth quarter of fiscal 2008 includes the following significant adjustments and transactions, each presented on a pre-tax basis, (1) a goodwill and intangible asset impairment charge of approximately $311.5 million, (2) a gain of $7.8 million associated with the repurchase of certain of our Senior Unsecured Notes and (3) a gain of approximately $6.0 million associated with the impact of LIFO accounting adjustments. The fourth quarter of fiscal 2007 includes (1) severance costs and a gain on sale of a facility which together had the effect of increasing net earnings from continuing operations by $0.7 million and (2) tax adjustments related to foreign income taxes, tax contingency reserves and other adjustments, which increased net earnings from continuing operations by approximately $1.1 million.
Note 14.  Condensed Consolidating Financial Statements
     Our Senior Unsecured Notes are guaranteed by substantially all of our wholly-owned domestic subsidiaries (“Subsidiary Guarantors”). All guarantees are full and unconditional. For consolidated financial reporting purposes, non-guarantors consist of our subsidiaries which are organized outside the United States and certain domestic subsidiaries. We use the equity method with respect to investment in subsidiaries included in other non-current assets in our condensed consolidating financial statements. Set forth below are our condensed consolidating balance sheets as of January 31, 2009, February 2, 2008 and June 1, 2007 (in thousands) as well as our condensed consolidating statements of operations and statements of cash flows for fiscal 2008, the eight-month transition period ended February 2, 2008, fiscal 2007 and fiscal 2006 (in thousands).
OXFORD INDUSTRIES, INC.
CONDENSED CONSOLIDATING BALANCE SHEETS
January 31, 2009

	Oxford
	Industries	Subsidiary	Subsidiary	Consolidating	Consolidated
	(Parent)	Guarantors	Non-Guarantors	Adjustments	Total
ASSETS
Cash and cash equivalents	$1,527	$104	$1,659	$—	$3,290
Receivables, net	28,842	11,407	45,529	(7,211)	78,567
Inventories	44,469	71,509	15,475	(2,294)	129,159
Prepaid expenses	6,009	8,735	2,529	—	17,273

Total current assets	80,847	91,755	65,192	(9,505)	228,289
Property, plant and equipment, net	9,025	74,804	5,197	—	89,026
Intangible assets, net	67	114,060	21,872	—	135,999
Other non-current assets, net	453,615	145,954	35,275	(614,664)	20,180

Total Assets	$543,554	$426,573	$127,536	$(624,169)	$473,494

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities	41,793	23,027	49,185	(7,172)	106,833
Long-term debt, less current portion	194,187	—	—	—	194,187
Non-current liabilities	218,200	(167,950)	106,144	(109,150)	47,244
Deferred income taxes	(3,745)	29,607	6,249	—	32,111
Total shareholders’/invested equity	93,119	541,889	(34,042)	(507,847)	93,119

Total Liabilities and Shareholders’ Equity	$543,554	$426,573	$127,536	$(624,169)	$473,494

OXFORD INDUSTRIES, INC.
CONDENSED CONSOLIDATING BALANCE SHEETS
February 2, 2008

	Oxford
	Industries	Subsidiary	Subsidiary	Consolidating	Consolidated
	(Parent)	Guarantors	Non-Guarantors	Adjustments	Total
ASSETS
Cash and cash equivalents	$2,100	$438	$12,374	$—	$14,912
Receivables, net	52,599	38,244	20,763	(6,045)	105,561
Inventories	64,896	76,462	18,826	(1,259)	158,925
Prepaid expenses	6,595	8,466	3,640	—	18,701

Total current assets	126,190	123,610	55,603	(7,304)	298,099
Property, plant and equipment, net	7,933	77,652	6,917	—	92,502
Goodwill, net	1,847	168,932	87,142	—	257,921
Intangible assets, net	1,235	134,846	94,852	—	230,933
Other non-current assets, net	825,252	150,142	70,673	(1,015,250)	30,817

Total Assets	$962,457	$655,182	$315,187	$(1,022,554)	$910,272

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities	78,518	49,947	33,387	(5,435)	156,417
Long-term debt, less current portion	234,414	—	—	—	234,414
Non-current liabilities	246,261	(193,337)	107,344	(109,359)	50,909
Deferred income taxes	(4,284)	38,910	26,358	—	60,984
Total shareholders’/invested equity	407,548	759,662	148,098	(907,760)	407,548

Total Liabilities and Shareholders’ Equity	$962,457	$655,182	$315,187	$(1,022,554)	$910,272

June 1, 2007

	Oxford
	Industries	Subsidiary	Subsidiary	Consolidating	Consolidated
	(Parent)	Guarantors	Non-Guarantors	Adjustments	Total
ASSETS
Cash and cash equivalents	$22,863	$1,212	$12,807	$—	$36,882
Receivables, net	52,226	61,076	31,184	(6,451)	138,035
Inventories	70,273	52,644	15,114	(698)	137,333
Prepaid expenses	8,808	8,293	4,890	—	21,991

Total current assets	154,170	123,225	63,995	(7,149)	334,241
Property, plant and equipment, net	9,221	68,932	9,170	—	87,323
Goodwill, net	1,847	168,932	51,651	—	222,430
Intangible assets, net	1,349	136,370	96,362	—	234,081
Other non-current assets, net	770,809	150,496	1,346	(891,988)	30,663

Total Assets	$937,396	$647,955	$222,524	$(899,137)	$908,738

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities	62,163	56,811	29,325	(5,855)	142,444
Long-term debt, less current portion	199,294	—	—	—	199,294
Non-current liabilities	222,114	(184,807)	112,789	(109,149)	40,947
Deferred income taxes	(228)	43,604	28,624	—	72,000
Total shareholders’/invested equity	454,053	732,347	51,786	(784,133)	454,053

Total Liabilities and Shareholders’ Equity	$937,396	$647,955	$222,524	$(899,137)	$908,738

OXFORD INDUSTRIES, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Fiscal 2008

	Oxford
	Industries	Subsidiary	Subsidiary	Consolidating	Consolidated
	(Parent)	Guarantors	Non-Guarantors	Adjustments	Total
Net sales	$386,638	$460,597	$150,090	$(49,809)	$947,516
Cost of goods sold	301,692	208,168	64,617	(23,432)	551,045

Gross profit	84,946	252,429	85,473	(26,377)	396,471
SG&A including amortization of intangible assets	70,003	205,796	112,092	(26,917)	360,974
Impairment of goodwill, intangible assets and joint venture	2,914	228,133	83,766	—	314,813
Royalties and other income	613	11,652	6,602	(1,573)	17,294

Operating income	12,642	(169,848)	(103,783)	(1,033)	(262,022)
Gain on repurchase of Senior Unsecured Notes	7,767	—	—	—	7,767
Interest (income) expense, net	25,848	(11,193)	9,046	1	23,702
Income(loss) from equity investment	(259,831)	—	—	259,831	—

Earnings (loss) before income taxes	(265,270)	(158,655)	(112,829)	258,797	(277,957)
Income taxes (benefit)	(131)	258	(11,910)	(362)	(12,145)

Net earnings (loss)	$(265,139)	$(158,913)	$(100,919)	$259,159	$(265,812)

Eight-month Transition Period Ended February 2, 2008

	Oxford
	Industries	Subsidiary	Subsidiary	Consolidating	Consolidated
	(Parent)	Guarantors	Non-Guarantors	Adjustments	Total
Net sales	$302,259	$313,168	$107,415	$(27,044)	$695,798
Cost of goods sold	241,232	139,311	46,142	(6,647)	420,038

Gross profit	61,027	173,857	61,273	(20,397)	275,760
SG&A including amortization of intangible assets	60,594	151,737	55,765	(20,879)	247,217
Royalties and other income	162	7,502	5,794	(1,007)	12,451

Operating income (loss)	595	29,622	11,302	(525)	40,994
Interest (income) expense, net	18,111	(9,241)	6,396	36	15,302
Income (loss) from equity investment	31,660	260	—	(31,920)	—

Earnings (loss) before income taxes	14,144	39,123	4,906	(32,481)	25,692
Income taxes (benefit)	(5,435)	11,548	561	(197)	6,477

Net earnings (loss)	$19,579	$27,575	$4,345	$(32,284)	$19,215

OXFORD INDUSTRIES, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Fiscal 2007

	Oxford
	Industries	Subsidiary	Subsidiary	Consolidating	Consolidated
	(Parent)	Guarantors	Non-Guarantors	Adjustments	Total
Net sales	$486,851	$526,631	$155,970	$(40,545)	$1,128,907
Cost of goods sold	378,465	242,452	70,022	(9,792)	681,147

Gross profit	108,386	284,179	85,948	(30,753)	447,760
SG&A including amortization of intangible assets	92,950	224,900	77,886	(32,361)	363,375
Royalties and other income	2,111	9,328	6,480	(1,457)	16,462

Operating income	17,547	68,607	14,542	151	100,847
Interest (income) expense, net	25,852	(12,067)	8,338	91	22,214
Income from equity investment	59,586	3	—	(59,589)	—

Earnings before income taxes	51,281	80,677	6,204	(59,529)	78,633
Income taxes(benefit)	(999)	27,209	83	20	26,313

Net earnings from continuing operations	52,280	53,468	6,121	(59,549)	52,320
Earnings (loss) from discontinued operations, net of tax	(183)	(64)	—	64	(183)

Net earnings	$52,097	$53,404	$6,121	$(59,485)	$52,137

Fiscal 2006

	Oxford
	Industries	Subsidiary	Subsidiary	Consolidating	Consolidated
	(Parent)	Guarantors	Non-Guarantors	Adjustments	Total
Net sales	$521,113	$481,700	$171,723	$(65,420)	$1,109,116
Cost of goods sold	397,939	217,803	78,422	(16,735)	677,429

Gross profit	123,174	263,897	93,301	(48,685)	431,687
SG&A including amortization of intangible assets	110,073	202,402	78,774	(44,534)	346,715
Royalties and other income	276	7,806	5,359	(297)	13,144

Operating income	13,377	69,301	19,886	(4,448)	98,116
Interest (income) expense, net	30,802	(10,198)	7,520	(4,153)	23,971
Income from equity investment	61,752	12	—	(61,764)	—

Earnings before income taxes	44,327	79,511	12,366	(62,059)	74,145
Income taxes (benefit)	(7,066)	25,832	4,282	(104)	22,944

Net earnings from continuing operations	51,393	53,679	8,084	(61,955)	51,201
Earnings (loss) from discontinued operations, net of tax	19,270	(3,284)	(2,182)	5,466	19,270

Net earnings	$70,663	$50,395	$5,902	$(56,489)	$70,471

OXFORD INDUSTRIES, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW
Fiscal 2008

	Oxford
	Industries	Subsidiary	Subsidiary	Consolidating	Consolidated
	(Parent)	Guarantors	Non-Guarantors	Adjustments	Total
Cash Flows From Operating Activities
Net cash (used in) provided by operating activities	$46,864	$51,696	$(7,985)	$(212)	$90,363
Cash Flows from Investing Activities
Acquisitions, net of cash acquired and investments in unconsolidated entities	—	(741)	(38)	—	(779)
Purchases of property, plant and equipment	(3,858)	(15,273)	(1,604)	—	(20,735)
Proceeds from sale of property, plant and equipment	275	—	—	—	275

Net cash (used in) provided by investing activities	(3,583)	(16,014)	(1,642)	—	(21,239)
Cash Flows from Financing Activities
Change in debt	(45,177)	(1)	6,434	—	(38,744)
Repurchase of Senior Unsecured Notes	(24,971)	—	—	—	(24,971)
Deferred financing costs paid	(1,664)	—	—	—	(1,664)
Proceeds from issuance of common stock	91	—	—	—	91
Change in intercompany payable	(22,539)	22,847	(520)	212	—
Dividends on common stock	50,406	(58,862)	(5,958)	—	(14,414)

Net cash (used in) provided by financing activities	(43,854)	(36,016)	(44)	212	(79,702)
Net change in Cash and Cash Equivalents	(573)	(334)	(9,671)	—	(10,578)
Effect of foreign currency translation	—	—	(1,044)	—	(1,044)
Cash and Cash Equivalents at the Beginning of Year	2,100	438	12,374	—	14,912

Cash and Cash Equivalents at the End of Year	$1,527	$104	$1,659	$—	$3,290

OXFORD INDUSTRIES, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW
Eight-month Transition Period Ended February 2, 2008

	Oxford
	Industries	Subsidiary	Subsidiary	Consolidating	Consolidated
	(Parent)	Guarantors	Non-Guarantors	Adjustments	Total
Cash Flows From Operating Activities
Net cash (used in) provided by operating activities	$(6,454)	$32,169	$16,883	$1,539	$44,137
Cash Flows from Investing Activities
Acquisitions, net of cash acquired, and investments in unconsolidated entities	(54,899)	(568)	(34,066)	33,337	(56,196)
Purchases of property, plant and equipment	(305)	(18,998)	(1,794)	—	(21,097)
Proceeds from sale of property, plant and equipment	126	2,349	—	—	2,475

Net cash (used in) provided by investing activities	(55,078)	(17,217)	(35,860)	33,337	(74,818)
Cash Flows from Financing Activities
Change in debt	72,900	(7)	—	—	72,893
Proceeds from issuance of common stock	2,581	—	—	—	2,581
Change in intercompany payable	21,891	(15,719)	(5,956)	(216)	—

Purchase of common stock/invested equity	(60,058)	—	34,660	(34,660)	(60,058)
Dividends on common stock	3,455	—	(9,909)	—	(6,454)

Net cash (used in) provided by financing activities	40,769	(15,726)	18,795	(34,876)	8,962
Net change in Cash and Cash Equivalents	(20,763)	(774)	(182)	—	(21,719)
Effect of foreign currency translation	—	—	(251)	—	(251)
Cash and Cash Equivalents at the Beginning of Year	22,863	1,212	12,807	—	36,882

Cash and Cash Equivalents at the End of Year	$2,100	$438	$12,374	$—	$14,912

OXFORD INDUSTRIES, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW
Fiscal 2007

	Oxford
	Industries	Subsidiary	Subsidiary	Consolidating	Consolidated
	(Parent)	Guarantors	Non-Guarantors	Adjustments	Total
Cash Flows From Operating Activities
Net cash (used in) provided by operating activities	$(23,760)	$73,311	$10,055	$—	$59,606
Cash Flows from Investing Activities
Acquisitions, net of cash acquired, and investments in unconsolidated entities	(12,111)	(9,391)	(1,149)	—	(22,651)
Purchases of property, plant and equipment	(659)	(28,847)	(1,806)	—	(31,312)
Proceeds from sale of property, plant and equipment	2,476	20	—	—	2,496

Net cash (used in) provided by investing activities	(10,294)	(38,218)	(2,955)	—	(51,467)
Cash Flows from Financing Activities
Change in debt	(912)	(17)	(105)	—	(1,034)
Proceeds from issuance of common stock	4,595	—	—	—	4,595
Change in intercompany payable	38,350	(39,218)	857	11	—
Dividends on common stock	(14,387)	—	—	—	(14,387)

Net cash (used in) provided by financing activities	27,646	(39,235)	752	11	(10,826)
Cash Flows from Discontinued Operations
Net operating cash flows provided by discontinued operations	24,096	4,220	—	—	28,316

Net change in Cash and Cash Equivalents	17,688	78	7,852	11	25,629
Effect of foreign currency translation	—	—	774	—	774
Cash and Cash Equivalents at the Beginning of Year	5,175	1,134	4,181	(11)	10,479

Cash and Cash Equivalents at the End of Year	$22,863	$1,212	$12,807	$—	$36,882

OXFORD INDUSTRIES, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW
Fiscal 2006

	Oxford
	Industries	Subsidiary	Subsidiary	Consolidating	Consolidated
	(Parent)	Guarantors	Non-Guarantors	Adjustments	Total
Cash Flows From Operating Activities
Net cash (used in) provided by operating activities	$(8,760)	$56,628	$33,160	$(73)	$80,955
Cash Flows from Investing Activities
Acquisitions, net of cash acquired, and investments in unconsolidated entities	(7,361)	(4,571)	—	—	(11,932)
Distribution from joint venture	—	2,026	—	—	2,026
Purchases of property, plant and equipment	(3,575)	(19,886)	(1,492)	—	(24,953)
Proceeds from sale of property, plant and equipment	246	19	—	—	265
Dividends received from subsidiary	28,752	—	—	(28,752)	—

Net cash (used in) provided by investing activities	18,062	(22,412)	(1,492)	(28,752)	(34,594)
Cash Flows from Financing Activities
Change in debt	(89,248)	(20)	(3,175)	—	(92,443)
Proceeds from issuance of common stock	3,976	—	—	—	3,976
Change in intercompany payable	28,922	(36,547)	7,590	35	—
Dividends on common stock	(9,531)	—	(28,752)	28,752	(9,531)

Net cash (used in) provided by financing activities	(65,881)	(36,567)	(24,337)	28,787	(97,998)
Cash Flows from Discontinued Operations
Net operating cash flows provided by discontinued operations	23,638	1,626	(4,847)	—	20,417
Net investing cash flows provided by discontinued operations	35,403	—	—	—	35,403

Net cash provided by (used in) discontinued operations	59,041	1,626	(4,847)	—	55,820

Net change in Cash and Cash Equivalents	2,462	(725)	2,484	(38)	4,183
Effect of foreign currency translation	—	—	(203)	—	(203)
Cash and Cash Equivalents at the Beginning of Year	2,713	1,859	1,900	27	6,499

Cash and Cash Equivalents at the End of Year	$5,175	$1,134	$4,181	$(11)	$10,479

SCHEDULE II
Oxford Industries, Inc.
Valuation and Qualifying Accounts

Column A	Column B	Column C		Column D		Column E
		Additions	Charged
	Balance at	Charged to	to Other			Balance at
	Beginning	Costs and	Accounts –	Deductions –		End of
Description	of Period	Expenses	Describe	Describe		Period
	(In thousands)
Fiscal 2008
Deducted from asset accounts:
Accounts receivable reserves(1)	$14,303	$22,481	—	$(22,399	)(3)	$14,385
Allowance for doubtful accounts (2)	1,323	2,508	—	(1,744	)(4)	2,087
Eight-month transition period ended February 2, 2008
Deducted from asset accounts:
Accounts receivable reserves(1)	$14,381	$15,399	—	$(15,477	)(3)	$14,303
Allowance for doubtful accounts (2)	1,918	1,059	—	(1,654	)(4)	1,323
Fiscal 2007
Deducted from asset accounts:
Accounts receivable reserves (1)	17,294	22,891	—	(25,804	)(3)	14,381
Allowance for doubtful accounts (2)	3,436	567	—	(2,085	)(4)	1,918
Fiscal 2006
Deducted from asset accounts:
Accounts receivable reserves (1)	16,331	35,354	—	(34,391	)(3)	17,294
Allowance for doubtful accounts (2)	3,608	340	—	(512	)(4)	3,436

(1)	Accounts receivable reserves include estimated reserves for allowances, returns and discounts related to our wholesale operations as discussed in our significant accounting policy disclosure for Revenue Recognition and Accounts Receivable in Note 1 of our consolidated financial statements.

(2)	Allowance for doubtful accounts consists of amounts reserved for our estimate of a customer’s inability to meet its financial obligations as discussed in our significant accounting policy disclosure for Revenue Recognition and Accounts Receivable in note 1 of our consolidated financial statements.

(3)	Principally amounts written off related to customer allowances, returns and discounts.

(4)	Principally accounts written off as uncollectible.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Oxford Industries, Inc.
We have audited the accompanying consolidated balance sheets of Oxford Industries, Inc. (the Company) as of January 31, 2009, February 2, 2008, and June 1, 2007 and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year ended January 31, 2009, the eight month period ended February 2, 2008 and for each of the two years in the period ended June 1, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Oxford Industries, Inc. at January 31, 2009, February 2, 2008, and June 1, 2007 and the consolidated results of their operations and their cash flows for the year end January 31, 2009, the eight month period ended February 2, 2008 and each of the two years in the period ended June 1, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
As discussed in Note 1 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48 “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109,” effective June 2, 2007.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Oxford Industries, Inc.’s internal control over financial reporting as of January 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 31, 2009 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Atlanta, Georgia
March 31, 2009

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
     There have not been any changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the fourth quarter of fiscal 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
     Our internal control over financial reporting is supported by a program of appropriate reviews by management, written policies and guidelines, careful selection and training of qualified personnel, and a written code of conduct. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
     Management assessed the effectiveness of our internal control over financial reporting as of January 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the Internal Control — Integrated Framework. Based on this assessment, our management believes that our internal control over financial reporting was effective as of January 31, 2009.
     Ernst & Young LLP, our independent registered public accounting firm, has audited our internal control over financial reporting as of January 31, 2009, and its report thereon is included herein.

/s/ J. Hicks Lanier	/s/ K. Scott Grassmyer

J. Hicks Lanier	K. Scott Grassmyer
Chairman and Chief Executive Officer	Senior Vice President, Chief Financial Officer and Controller
(Principal Executive Officer)	(Principal Financial Officer)

April 1, 2009	April 1, 2009

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Oxford Industries, Inc.
We have audited Oxford Industries, Inc.’s (the Company) internal control over financial reporting as of January 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Oxford Industries, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Oxford Industries, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 31, 2009, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Oxford Industries, Inc. as of January 31, 2009, February 2, 2008, and June 1, 2007, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year ended January 31, 2009, the eight month period ended February 2, 2008, and each of the two years in the period ended June 1, 2007 of Oxford Industries, Inc. and our report dated March 31, 2009 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Atlanta, Georgia
March 31, 2009

Item 9B. Other Information
On March 26, 2009, our compensation committee approved a forty percent reduction in the annual base salary of our Chairman and Chief Executive Officer, Mr. J. Hicks Lanier. The reduction in base salary was proposed by Mr. Lanier as part of our overall initiative to reduce costs in response to the difficult economic environment. Mr. Lanier’s new annual base salary is $500,000. Prior to the committee’s action, Mr. Lanier’s annual base salary was $832,000. At Mr. Lanier’s request, the reduction in annual base salary was made retroactive to the beginning of fiscal 2009. Accordingly, effective with the first pay date following the committee’s action, the rate of payment of Mr. Lanier’s base salary will be reduced to an amount which would bring Mr. Lanier’s total base salary for fiscal 2009 to $500,000.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
     The information required by this Item 10 of Part III will appear in our definitive proxy statement under the headings “Election of Directors,” “Executive Officers,” and “Corporate Governance—Committees of the Board of Directors” and is incorporated herein by reference.
     Our Board of Directors has adopted a code of ethical conduct for our Principal Executive Officer, our Principal Financial Officer, and other designated key financial associates. Additionally, our Board of Directors has adopted a conflict of interest and business ethics policy for all of our employees. Our employees are expected to adhere at all times to these policies, as applicable. We have posted both of these codes on our website, www.oxfordinc.com. We will provide, at no cost, copies of these codes to any person who requests copies as described in Part I, Item 1. “Business — Available Information.” We will also disclose any amendments or waivers to our code of ethical conduct on our website.
Item 11. Executive Compensation
     The information required by this Item 11 of Part III will appear in our definitive proxy statement under the headings “Executive and Director Compensation,” “Corporate Governance—Committees of the Board of Directors,” “Nominating, Compensation and Governance Committee Report” and “Compensation Committee Interlocks and Insider Participation” and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The information required by this Item 12 of Part III will appear in our definitive proxy statement under the headings “Equity Compensation Plan Information” and “Common Stock Ownership by Management and Certain Beneficial Owners” and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
     The information required by this Item 13 of Part III will appear in our definitive proxy statement under the headings “Certain Relationships and Related Transactions” and “Corporate Governance—Director Independence” and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
     The information required by this Item 14 of Part III will appear in our definitive proxy statement under the heading “Ratification of Appointment of Independent Registered Public Accounting Firm” and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules
     (a) 1. Financial Statements
     The following consolidated financial statements are included in Item 8:
•	Consolidated Balance Sheets as of January 31, 2009, February 2, 2008 and June 1, 2007.

•	Consolidated Statements of Operations for fiscal 2008, the eight-month transition period ended February 2, 2008, fiscal 2007 and fiscal 2006.

•	Consolidated Statements of Shareholders’ Equity for fiscal 2008, the eight-month transition period ended February 2, 2008, fiscal 2007 and fiscal 2006.

•	Consolidated Statements of Cash Flows for fiscal 2008, the eight-month transition period ended February 2, 2008, fiscal 2007 and fiscal 2006.

•	Notes to Consolidated Financial Statements for fiscal 2008, the eight-month transition period ended February 2, 2008, fiscal 2007 and fiscal 2006.
     (a) 2. Financial Statement Schedules
•	Schedule II — Valuation and Qualifying Accounts
     All other schedules for which provisions are made in the applicable accounting regulation of the SEC are not required under the related instructions or are inapplicable and, therefore, have been omitted.
     (b) Exhibits

2(a)	Purchase Agreement, dated as of May 1, 2006, by and between The Millwork Trading Co., Ltd., d/b/a Li & Fung USA, and Oxford Industries, Inc. Incorporated by reference to Exhibit 2(a) to the Company’s Form 10-K for the fiscal year ended June 2, 2006.

2(b)	Letter Agreement, dated as of June 1, 2006, by and between The Millwork Trading Co., Ltd., d/b/a Li & Fung USA, and Oxford Industries, Inc. Incorporated by reference to Exhibit 2(b) to the Company’s Form 10-K for the fiscal year ended June 2, 2006.

3(a)	Restated Articles of Incorporation of Oxford Industries, Inc.. Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the fiscal quarter ended August 29, 2003.

3(b)	Bylaws of the Oxford Industries, Inc., as amended. Incorporated by reference to Exhibit 3(b) to the Company’s Form 10-Q for the fiscal quarter ended November 1, 2008.

4(a)	Indenture Agreement dated May 16, 2003 among Oxford Industries, Inc., the Guarantors party thereto and SunTrust Bank. Incorporated by reference to Exhibit 10(n) to the Company’s Form 10-K for the fiscal year ended May 30, 2003.

4(b)	Supplemental Indenture Agreement No. 1 dated June 13, 2003 among Oxford Industries, Inc., the Guarantors party thereto and SunTrust Bank. Incorporated by reference to Exhibit 4(b) to the Company’s Form 10-K for the fiscal year ended June 1, 2007.

4(c)	Supplemental Indenture Agreement No. 2 dated July 28, 2004 among the Guarantors, Oxford Industries Inc. and SunTrust Bank. Incorporated by reference to Exhibit 4(c) to the Company’s Form 10-K for the fiscal year ended June 1, 2007.

4(d)	Supplemental Indenture Agreement No. 3 dated December 30, 2004 among the Guarantors, Oxford Industries, Inc. and SunTrust Bank. Incorporated by reference to Exhibit 4(d) to the Company’s Form 10-K for the fiscal year ended June 1, 2007.

10(a)	1997 Stock Option Plan, as amended. Incorporated by reference to Exhibit 10(a) to the Company’s Form 10-K for the fiscal year ended May 31, 2002.†

10(b)	Second Amendment to the 1997 Stock Option Plan. Incorporated by reference to Exhibit 10(s) to the

Company’s Form 10-K for the fiscal year ended June 2, 2006.†

10(c)	Amended and Restated Long-Term Stock Incentive Plan, effective as of April 2, 2007. Incorporated by reference to Exhibit 10(f) to the Company’s Form 10-K for the fiscal year ended June 1, 2007.†

10(d)	2006 Form of Performance Share Aware under the Oxford Industries, Inc. Long-Term Stock Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 31, 2005.†

10(e)	2006 Form of Non-Employee Director Performance Share Award under the Oxford Industries, Inc. Long-Term Stock Incentive Plan. Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on August 31, 2005. †

10(f)	Form of Restricted Stock Agreement. Incorporated by reference to Exhibit 10(y) to the Company’s Form 10-KT for the eight month transition period ended February 2, 2008.†

10(g)	Oxford Industries, Inc. Executive Performance Incentive Plan (as amended and restated, effective March 27, 2008). Incorporated by reference to Appendix A to the Company’s Proxy Statement for its Annual Meeting of Shareholders held June 16, 2008, filed on May 13, 2008.†

10(h)	Executive Medical Plan. Incorporated by reference to Exhibit 10(d) to the Company’s Form 10-K for the fiscal year ended June 3, 2005.†

10(i)	Oxford Industries, Inc. Deferred Compensation Plan, as amended and restated. Incorporated by reference to Exhibit 10(m) to the Company’s Form 10-KT for the eight month transition period ended February 2, 2008.†

10(j)	Employment Offer Letter to Knowlton J. O’Reilly. Incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q for the fiscal quarter ended November 30, 2007.†

10(k)	Employment Offer Letter to Terry R. Pillow. Incorporated by reference to Exhibit 10(a) to the Company’s Form 10-Q for the fiscal quarter ended August 2, 2008.†

10(l)	Second Amended and Restated Credit Agreement, dated as of August 15, 2008, by and among Oxford Industries, Inc., Tommy Bahama Group, Inc., the Persons party thereto from time to time as Guarantors, the financial institutions party thereto from time to time as lenders, the financial institutions party thereto from time to time as Issuing Banks and SunTrust Bank, as administrative agent. Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 19, 2008.

10(m)	Amended and Restated Pledge and Security Agreement, dated as of August 15, 2008, among Oxford Industries, Inc., Tommy Bahama Group, Inc., Ben Sherman Clothing, Inc., Lionshead Clothing Company, Oxford Caribbean, Inc., Oxford Garment, Inc., Oxford International, Inc., Oxford of South Carolina, Inc., Piedmont Apparel Corporation, SFI of Oxford Acquisition Corporation, Tommy Bahama Beverages, LLC, Tommy Bahama R&R Holdings, Inc., Tommy Bahama Texas Beverages, LLC, Viewpoint Marketing, Inc., Oxford Lockbox, Inc. and those additional entities grantor thereto from time to time, as Grantors, and SunTrust Bank, as administrative agent. Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on August 19, 2008.

10(n)	Ben Sherman Group Long Term Incentive Plan, adopted as of October 1, 2007. Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the fiscal quarter ended August 31, 2007.†

10(o)	Participant Award Letter, dated September 26, 2007, to Miles Gray pursuant to the Ben Sherman Group Long Term Incentive Plan. Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the fiscal quarter ended August 31, 2007.†

10(p)	Letter Agreement, dated November 8, 2007, between Oxford Industries, Inc. and Bank of America, N.A. relating to an Issuer Forward Repurchase Transaction. Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q for the fiscal quarter ended November 30, 2007.

10(q)	Amendment, dated November 9, 2007, between Oxford Industries, Inc. and Bank of America, N.A. to Letter Agreement relating to an Issuer Forward Repurchase Transaction. Incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q for the fiscal quarter ended November 30, 2007.

21	List of Subsidiaries.*

23	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP.*

24	Powers of Attorney.*

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	filed herewith

†	Management contract or compensation plan or arrangement required to be filed as an exhibit to this form pursuant to Item 15(b) of this report.
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

Date: April 1, 2009
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ J. Hicks Lanier J. Hicks Lanier	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	April 1, 2009

/s/ K. Scott Grassmyer K. Scott Grassmyer	Senior Vice President, Chief Financial Officer and Controller (Principal Financial Officer)	April 1, 2009

* Cecil D. Conlee	Director	April 1, 2009

*	Director	April 1, 2009
George C. Guynn

John R. Holder	Director	April 1, 2009

* J. Reese Lanier	Director	April 1, 2009

* Dennis M. Love	Director	April 1, 2009

* Clarence H. Smith	Director	April 1, 2009

* Helen B. Weeks	Director	April 1, 2009

* E. Jenner Wood	Director	April 1, 2009

*By	/s/ Thomas E. Campbell

Thomas E. Campbell
as Attorney-in-Fact