Form 10-Q
period 2009-05-02
OXFORD INDUSTRIES INC
filed 2009-06-10
CIK 75288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended MAY 2, 2009
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of shares outstanding
Title of each class	as of June 5, 2009
Common Stock, $1 par value	16,053,414

OXFORD INDUSTRIES, INC.
INDEX TO FORM 10-Q
For the first quarter of fiscal 2009

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS
     Our SEC filings and public announcements may include forward-looking statements about future events. Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “will” and similar expressions identify forward-looking statements, which generally are not historical in nature. We intend for all forward-looking statements contained herein, in our press releases or on our website, and all subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf, to be covered by the safe harbor provisions for forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (which Sections were adopted as part of the Private Securities Litigation Reform Act of 1995). Important assumptions relating to these forward-looking statements include, among others, assumptions regarding the duration and severity of the current economic conditions and the impact on consumer demand and spending, access to capital and/or credit markets, particularly in light of recent conditions in those markets, demand for our products, timing of shipments requested by our wholesale customers, expected pricing levels, competitive conditions, the timing and cost of planned capital expenditures, expected synergies in connection with acquisitions and joint ventures, costs of products and raw materials we purchase, expected outcomes of pending or potential litigation and regulatory actions and disciplined execution by key management. Forward-looking statements reflect our current expectations, based on currently available information, and are not guarantees of performance. Although we believe that the expectations reflected in such forward-looking statements are reasonable, these expectations could prove inaccurate as such statements involve risks and uncertainties, many of which are beyond our ability to control or predict. Should one or more of these risks or uncertainties, or other risks or uncertainties not currently known to us or that we currently deem to be immaterial, materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Important factors relating to these risks and uncertainties include, but are not limited to, those described in Part I, Item 1A. Risk Factors contained in our Annual Report on Form 10-K for fiscal 2008, as updated by Part II, Item 1A. Risk Factors in this report and those described from time to time in our future reports filed with the SEC.
     We caution that one should not place undue reliance on forward-looking statements, which speak only as of the date on which they are made. We disclaim any intention, obligation or duty to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
DEFINITIONS
     Unless the context requires otherwise, the following terms have the following meanings:
Our, us or we: Oxford Industries, Inc. and its consolidated subsidiaries
SG&A: Selling, general and administrative expenses
SEC: U.S. Securities and Exchange Commission
FASB: Financial Accounting Standards Board
SFAS: Statement of Financial Accounting Standards
EITF: Emerging Issues Task Force

Fiscal 2010	52 weeks ending January 29, 2011
Fiscal 2009	52 weeks ending January 30, 2010
Fiscal 2008	52 weeks ended January 31, 2009
Fourth quarter fiscal 2009	13 weeks ending January 30, 2010
Third quarter fiscal 2009	13 weeks ending October 31, 2009
Second quarter fiscal 2009	13 weeks ending August 1, 2009
First quarter fiscal 2009	13 weeks ended May 2, 2009
Fourth quarter fiscal 2008	13 weeks ended January 31, 2009
Third quarter fiscal 2008	13 weeks ended November 1, 2008
Second quarter fiscal 2008	13 weeks ended August 2, 2008
First quarter fiscal 2008	13 weeks ended May 3, 2008

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
OXFORD INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share amounts)

	First Quarter	First Quarter
	Fiscal 2009	Fiscal 2008

Net sales	$216,731	$272,942
Cost of goods sold	126,960	156,633

Gross profit	89,771	116,309
SG&A	78,683	99,634
Amortization of intangible assets	308	788

	78,991	100,422

Royalties and other operating income	2,469	4,188

Operating income	13,249	20,075
Interest expense, net	4,565	6,332

Earnings before income taxes	8,684	13,743
Income taxes	2,172	4,226

Net earnings	$6,512	$9,517

Net earnings per common share:
Basic	$0.42	$0.60
Diluted	$0.42	$0.59
Weighted average common shares outstanding:
Basic	15,519	15,981
Dilution	26	104

Diluted	15,545	16,085

Dividends declared per common share	$0.09	$0.18
See accompanying notes.

OXFORD INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except par amounts)

	May 2,	January 31,	May 3,
	2009	2009	2008

ASSETS
Current Assets:
Cash and cash equivalents	$8,386	$3,290	$6,095
Receivables, net	93,795	78,567	123,121
Inventories, net	103,255	129,159	122,688
Prepaid expenses	17,761	17,273	18,002

Total current assets	223,197	228,289	269,906
Property, plant and equipment, net	88,311	89,026	96,255
Goodwill, net	—	—	257,926
Intangible assets, net	136,454	135,999	230,149
Other non-current assets, net	19,970	20,180	30,492

Total Assets	$467,932	$473,494	$884,728

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Trade accounts payable and other accrued expenses	$70,685	$87,723	$94,312
Accrued compensation	9,907	14,027	14,501
Dividends payable	—	—	2,954
Income taxes payable	2,351	—	4,081
Short-term debt and current maturities of long-term debt	25,479	5,083	14,614

Total current liabilities	108,422	106,833	130,462
Long-term debt, less current maturities	181,501	194,187	224,459
Other non-current liabilities	46,304	47,244	54,213
Non-current deferred income taxes	31,423	32,111	60,570
Commitments and contingencies
Shareholders’ Equity:
Common stock, $1.00 par value; 60,000 authorized and 16,057 issued and outstanding at May 2, 2009; 15,866 issued and outstanding at January 31, 2009; and 16,410 issued and outstanding at May 3, 2008	16,057	15,866	16,410
Additional paid-in capital	89,041	88,425	85,760
Retained earnings	21,516	16,433	299,773
Accumulated other comprehensive income (loss)	(26,332)	(27,605)	13,081

Total shareholders’ equity	100,282	93,119	415,024

Total Liabilities and Shareholders’ Equity	$467,932	$473,494	$884,728

See accompanying notes.

OXFORD INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	First Quarter	First Quarter
	Fiscal 2009	Fiscal 2008
Cash Flows From Operating Activities:
Net earnings	$6,512	$9,517
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	4,623	4,786
Amortization of intangible assets	308	788
Amortization of deferred financing costs and bond discount	335	654
Stock compensation expense	671	639
Loss on sale of property, plant and equipment	28	184
Equity method investment income	(202)	(324)
Deferred income taxes	(594)	(597)
Changes in working capital:
Receivables	(14,759)	(17,366)
Inventories	26,359	36,257
Prepaid expenses	(678)	879
Current liabilities	(19,255)	(2,515)
Other non-current assets	111	41
Other non-current liabilities	(929)	3,303

Net cash provided by operating activities	2,530	36,246
Cash Flows From Investing Activities:
Investments in unconsolidated entities	—	(222)
Purchases of property, plant and equipment	(3,771)	(8,722)

Net cash used in investing activities	(3,771)	(8,944)
Cash Flows From Financing Activities:
Repayment of financing arrangements	(63,373)	(76,228)
Proceeds from financing arrangements	70,875	42,941
Proceeds from issuance of common stock	137	257
Dividends on common stock	(1,430)	(2,889)

Net cash provided by (used in) financing activities	6,209	(35,919)

Net change in cash and cash equivalents	4,968	(8,617)
Effect of foreign currency translation on cash and cash equivalents	128	(200)
Cash and cash equivalents at the beginning of year	3,290	14,912

Cash and cash equivalents at the end of period	$8,386	$6,095

Supplemental disclosure of cash flow information:
Cash paid for interest, net	$514	$1,525
Cash paid for income taxes	$580	$734
See accompanying notes.

OXFORD INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FIRST QUARTER OF FISCAL 2009
1.	Basis of Presentation: The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States. We believe the accompanying unaudited condensed consolidated financial statements reflect all normal, recurring adjustments that are necessary for a fair presentation of our financial position and results of operations as of the date and for the periods presented. Results of operations for the interim periods presented are not necessarily indicative of results to be expected for our fiscal year. The accounting policies applied during the interim periods presented are consistent with the significant accounting policies described in our Annual Report on Form 10-K for fiscal 2008.

Recently Adopted Standards:

In December 2007, the FASB issued SFAS No. 141(Revised), “Business Combinations” (“SFAS 141R”). SFAS 141R is required to be adopted in fiscal 2009. SFAS 141R provides guidance for accounting for acquisitions subsequent to the date of adoption. SFAS 141R requires that (1) 100% of the fair value of acquired assets and liabilities, with limited exceptions, be recognized even if the acquiror has not acquired 100% of the acquired entity, (2) contingent consideration is recorded at estimated fair value on the date of acquisition rather than being recognized as earned, (3) transaction costs are expensed as incurred rather than being capitalized as part of the fair value of the acquired entity, (4) pre-acquisition contingencies be recorded at the estimated fair value on the date of acquisition, (5) the criteria for accruing for a restructuring plan must be met as of the date of acquisition and (6) acquired research and development value is not expensed but instead is capitalized as an indefinite-lived intangible asset, subject to periodic impairment testing. We adopted SFAS 141R in the first quarter of fiscal 2009. As we did not complete any business combinations in the first quarter of fiscal 2009, there was no impact on the financial statements for that period. We expect that SFAS 141R will have an impact on our accounting for future business combinations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. SFAS 157, as amended, was effective for us on February 3, 2008 for all financial assets and liabilities and for nonfinancial assets and liabilities recognized or disclosed at fair value in our condensed consolidated financial statements on a recurring basis (at least annually). For all other nonfinancial assets and liabilities, SFAS 157 was effective for us on February 1, 2009. The adoption of SFAS 157 in the first quarter of fiscal 2009 did not have a material impact on our condensed consolidated financial statements.

In June 2008, the FASB issued FSP Emerging Issues Task Force (EITF) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 clarifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are to be included in the computation of earnings per share under the two-class method described in SFAS No. 128, “Earnings Per Share.” FSP EITF 03-6-1 was effective for us on February 1, 2009 and requires all prior-period earnings per share data that is presented to be adjusted retrospectively. The adoption of FSP EITF 03-6-1 did not have a material impact on our condensed consolidated financial statements in the first quarter of fiscal 2009. Less than $0.1 million of dividends related to unvested shares were paid in the first quarter of fiscal 2009 and the first quarter of fiscal 2008.

2.	Inventories: The components of inventories as of the dates specified are summarized as follows (in thousands):

	May 2,	January 31,	May 3,
	2009	2009	2008

Finished goods	$124,651	$146,200	$139,671
Work in process	4,283	6,440	8,322
Fabric, trim and supplies	6,719	8,917	14,509
LIFO reserve	(32,398)	(32,398)	(39,814)

Total	$103,255	$129,159	$122,688

3.	Comprehensive Income: Comprehensive income, which reflects the effects of foreign currency translation adjustments, is calculated as follows for the periods presented (in thousands):

	First Quarter	First Quarter
	Fiscal 2009	Fiscal 2008

Net earnings	$6,512	$9,517
Gain on foreign currency translation, net of tax	1,273	18

Comprehensive income	$7,785	$9,535

4.	Operating Group Information: Our business is operated through our four operating groups: Tommy Bahama, Ben Sherman, Lanier Clothes and Oxford Apparel. We identify our operating groups based on the way our management organizes the components of our business for purposes of allocating resources and assessing performance. The leader of each operating group reports directly to our Chief Executive Officer. Corporate and Other is a reconciling category for reporting purposes and includes our corporate offices, substantially all financing activities, LIFO inventory accounting adjustments and other costs that are not allocated to the operating groups. Corporate and Other includes a LIFO reserve of $32.4 million, $32.4 million and $39.8 million as of May 2, 2009, January 31, 2009 and May 3, 2008, respectively.

The table below presents certain information about our operating groups (in thousands).

	First Quarter Fiscal 2009	First Quarter Fiscal 2008

Net Sales
Tommy Bahama	$98,420	$129,258
Ben Sherman	24,219	36,587
Lanier Clothes	31,507	38,687
Oxford Apparel	63,204	68,684
Corporate and Other	(619)	(274)

Total	$216,731	$272,942

Depreciation
Tommy Bahama	$3,662	$3,724
Ben Sherman	555	592
Lanier Clothes	145	189
Oxford Apparel	204	227
Corporate and Other	57	54

Total	$4,623	$4,786

Amortization of Intangible Assets
Tommy Bahama	$222	$355
Ben Sherman	76	361
Lanier Clothes	—	30
Oxford Apparel	10	42

Total	$308	$788

Operating Income (loss)
Tommy Bahama	$12,250	$19,483
Ben Sherman	(1,976)	255
Lanier Clothes	2,737	(21)
Oxford Apparel	5,193	5,325
Corporate and Other	(4,955)	(4,967)

Total Operating Income (loss)	$13,249	$20,075
Interest Expense, net	4,565	6,332

Earnings Before Income Taxes	$8,684	$13,743

	May 2, 2009	January 31, 2009	May 3, 2008

Assets
Tommy Bahama	$282,586	$283,427	$525,343
Ben Sherman	72,052	74,114	202,511
Lanier Clothes	48,938	49,988	80,016
Oxford Apparel	74,568	72,731	92,363
Corporate and Other	(10,212)	(6,766)	(15,505)

Total	$467,932	$473,494	$884,728

5.	Consolidating Financial Data of Subsidiary Guarantors: Our Senior Unsecured Notes are guaranteed by substantially all of our wholly-owned domestic subsidiaries (“Subsidiary Guarantors”). All guarantees are full and unconditional. For consolidated financial reporting purposes, non-guarantors consist of our subsidiaries which are organized outside the United States and certain domestic subsidiaries. We use the equity method of accounting with respect to investment in subsidiaries included in other non-current assets in our condensed consolidating financial statements. Set forth below are our condensed consolidating balance sheets as of May 2, 2009, January 31, 2009 and May 3, 2008 (in thousands) as well as our condensed consolidating statements of operations and statements of cash flows for the first quarter of fiscal 2009 and the first quarter of fiscal 2008 (in thousands).
OXFORD INDUSTRIES, INC.
UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEETS
May 2, 2009

	Oxford
	Industries	Subsidiary	Subsidiary	Consolidating	Consolidated
	(Parent)	Guarantors	Non-Guarantors	Adjustments	Total

ASSETS
Cash and cash equivalents	$2,034	$2,070	$4,282	$—	$8,386
Receivables, net	45,608	22,950	33,594	(8,357)	93,795
Inventories	27,351	67,411	10,471	(1,978)	103,255
Prepaid expenses	5,101	8,121	4,691	(152)	17,761

Total current assets	80,094	100,552	53,038	(10,487)	223,197
Property, plant and equipment, net	9,486	72,953	5,872	—	88,311
Intangible assets, net	57	113,838	22,559	—	136,454
Other non-current assets, net	461,904	145,896	35,271	(623,101)	19,970

Total Assets	$551,541	$433,239	$116,740	$(633,588)	$467,932

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities	$49,353	$32,550	$34,877	$(8,358)	$108,422
Long-term debt, less current portion	181,501	—	—	—	181,501
Non-current liabilities	223,892	(176,134)	107,701	(109,155)	46,304
Non-current deferred income taxes	(3,487)	28,563	6,347	—	31,423
Total shareholders’/invested equity	100,282	548,260	(32,185)	(516,075)	100,282

Total Liabilities and Shareholders’ Equity	$551,541	$433,239	$116,740	$(633,588)	$467,932

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

OXFORD INDUSTRIES, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
First Quarter Fiscal 2009

	Oxford
	Industries	Subsidiary	Subsidiary	Consolidating	Consolidated
	(Parent)	Guarantors	Non-Guarantors	Adjustments	Total
Net sales	$92,793	$108,065	$25,285	$(9,412)	$216,731
Cost of goods sold	74,669	45,964	10,788	(4,461)	126,960

Gross profit	18,124	62,101	14,497	(4,951)	89,771
SG&A including amortization of intangible assets	13,987	57,034	13,979	(6,009)	78,991
Royalties and other income	13	2,219	980	(743)	2,469

Operating income	4,150	7,286	1,498	315	13,249
Interest (income) expense, net	4,956	(1,347)	956	—	4,565
Income (loss) from equity investment	6,956	—	—	(6,956)	—

Earnings (loss) before income taxes	6,150	8,633	542	(6,641)	8,684
Income taxes (benefit)	(159)	2,263	(42)	110	2,172

Net earnings (loss)	$6,309	$6,370	$584	$(6,751)	$6,512

OXFORD INDUSTRIES, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
First Quarter Fiscal 2008

	Oxford
	Industries	Subsidiary	Subsidiary	Consolidating	Consolidated
	(Parent)	Guarantors	Non-Guarantors	Adjustments	Total

Net sales	$105,376	$138,777	$40,406	$(11,617)	$272,942
Cost of goods sold	83,262	61,930	16,550	(5,109)	156,633

Gross profit	22,114	76,847	23,856	(6,508)	116,309
SG&A including amortization of intangible assets	19,999	66,740	20,585	(6,902)	100,422
Royalties and other income	29	2,911	1,710	(462)	4,188

Operating income	2,144	13,018	4,981	(68)	20,075
Interest (income) expense, net	7,016	(3,009)	2,325	—	6,332
Income (loss) from equity investment	13,126	—	—	(13,126)	—

Earnings (loss) before income taxes	8,254	16,027	2,656	(13,194)	13,743
Income taxes (benefit)	(1,306)	4,983	573	(24)	4,226

Net earnings (loss)	$9,560	$11,044	$2,083	$(13,170)	$9,517

OXFORD INDUSTRIES, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
First Quarter Fiscal 2009

	Oxford
	Industries	Subsidiary	Subsidiary	Consolidating	Consolidated
	(Parent)	Guarantors	Non-Guarantors	Adjustments	Total
Cash Flows From Operating Activities:
Net cash (used in) provided by operating activities	$(11,894)	$12,187	$2,241	$(4)	$2,530
Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(835)	(2,007)	(929)	—	(3,771)

Net cash (used in) provided by investing activities	(835)	(2,007)	(929)	—	(3,771)
Cash Flows from Financing Activities:
Change in debt	7,793	—	(291)	—	7,502
Proceeds from issuance of common stock	137	—	—	—	137
Change in intercompany payable	6,736	(8,214)	1,474	4	—
Dividends on common stock	(1,430)	—	—	—	(1,430)

Net cash (used in) provided by financing activities	13,236	(8,214)	1,183	4	6,209

Net change in Cash and Cash Equivalents	507	1,966	2,495	—	4,968
Effect of foreign currency translation	—	—	128	—	128
Cash and Cash Equivalents at the Beginning of Year	1,527	104	1,659	—	3,290

Cash and Cash Equivalents at the End of Period	$2,034	$2,070	$4,282	$—	$8,386

First Quarter Fiscal 2008

	Oxford
	Industries	Subsidiary	Subsidiary	Consolidating	Consolidated
	(Parent)	Guarantors	Non-Guarantors	Adjustments	Total

Cash Flows From Operating Activities:
Net cash (used in) provided by operating activities	$15,096	$21,851	$(984)	$283	$36,246
Cash Flows from Investing Activities:
Investment in unconsolidated entity	—	(222)	—	—	(222)
Purchases of property, plant and equipment	(1,043)	(7,446)	(233)	—	(8,722)

Net cash (used in) provided by investing activities	(1,043)	(7,668)	(233)	—	(8,944)
Cash Flows from Financing Activities:
Change in debt	(33,399)	(1)	113	—	(33,287)
Proceeds from issuance of common stock	257	—	—	—	257
Change in inter-company payable	14,679	(14,003)	(392)	(284)	—
Dividends on common stock	3,069	—	(5,958)	—	(2,889)

Net cash (used in) provided by financing activities	(15,394)	(14,004)	(6,237)	(284)	(35,919)

Net change in Cash and Cash Equivalents	(1,341)	179	(7,454)	(1)	(8,617)
Effect of foreign currency translation	—	—	(200)	—	(200)
Cash and Cash Equivalents at the Beginning of Period	2,100	1,050	11,762	—	14,912

Cash and Cash Equivalents at the End of Period	$759	$1,229	$4,108	$(1)	$6,095

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and the notes to the unaudited condensed consolidated financial statements contained in this report and the consolidated financial statements, notes to consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for fiscal 2008.
     We generate revenues and cash flow primarily through the design, production, sale and distribution of branded and private label consumer apparel for men, women and children and the licensing of company-owned trademarks. Our principal markets and customers are located in the United States and, to a lesser extent, the United Kingdom. We source substantially all of our products through third-party producers located outside of the United States and United Kingdom. We distribute the majority of our products through our wholesale customers, which include chain stores, department stores, specialty stores, specialty catalog retailers, mass merchants and Internet retailers. We also sell products of certain owned brands through our owned and licensed retail stores and e-commerce websites.
     As we anticipated, the challenging conditions impacting the retail and apparel industry in fiscal 2008 have continued into fiscal 2009. We expect that these challenging economic conditions will continue to impact each of our operating groups through fiscal 2009 and perhaps beyond. In the current economic environment, we believe it is important that we continue to focus on maintaining a healthy balance sheet and sufficient liquidity by reducing working capital requirements, moderating our capital expenditures for future retail stores and reducing our overhead.
     Diluted net earnings per common share were $0.42 in the first quarter of fiscal 2009 compared to diluted net earnings per common share of $0.59 in the first quarter of fiscal 2008. Net sales across all operating groups declined from the first quarter of fiscal 2008 primarily due to the impact of the current economic conditions. Additionally, for Ben Sherman, net sales were impacted by the change in the average exchange rate between the British pound sterling and the United States dollar and, for Lanier Clothes and Oxford Apparel, net sales were impacted by our exit from certain businesses in the second half of fiscal 2008. The decrease in net sales was partially offset by reductions in SG&A in all operating groups as we continue to focus on streamlining our ongoing operations in all operating groups. See the discussion below for net sales and operating income results for each operating group.
RESULTS OF OPERATIONS
     The following tables set forth the specified line items in our unaudited condensed consolidated statements of operations both in dollars (in thousands) and as a percentage of net sales. The tables also set forth the percentage change of the data as compared to the same period of the prior year. We have calculated all percentages based on actual data, but percentage columns may not add due to rounding. Individual line items of our consolidated statements of operations may not be directly comparable to those of our competitors, as statement of operations classification of certain expenses may vary by company.

	First Quarter	First Quarter	Percent
	Fiscal 2009	Fiscal 2008	Change

Net sales	$216,731	$272,942	(20.6)%
Cost of goods sold	126,960	156,633	(18.9)%

Gross profit	89,771	116,309	(22.8)%
SG&A	78,683	99,634	(21.0)%
Amortization of intangible assets	308	788	(60.9)%
Royalties and other operating income	2,469	4,188	(41.0)%

Operating income	13,249	20,075	(34.0)%
Interest expense, net	4,565	6,332	(27.9)%

Earnings before income taxes	8,684	13,743	(36.8)%
Income taxes	2,172	4,226	(48.6)%

Net earnings	$6,512	$9,517	(31.6)%

	Percent of Net Sales
	First Quarter	First Quarter
	Fiscal 2009	Fiscal 2008
Net sales	100.0%	100.0%
Cost of goods sold	58.6%	57.4%

Gross profit	41.4%	42.6%
SG&A	36.3%	36.5%
Amortization of intangible assets	0.1%	0.3%
Royalties and other operating income	1.1%	1.5%

Operating income	6.1%	7.4%
Interest expense, net	2.1%	2.3%

Earnings before income taxes	4.0%	5.0%
Income taxes	1.0%	1.5%

Net earnings	3.0%	3.5%

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
     Tommy Bahama designs, sources and markets collections of men’s and women’s sportswear and related products. Tommy Bahama® products can be found in our owned and licensed Tommy Bahama retail stores and on our e-commerce website as well as in certain department stores and independent specialty stores throughout the United States. The target consumers of Tommy Bahama are affluent men and women age 35 and older who embrace a relaxed and casual approach to daily living. We also license the Tommy Bahama name for a wide variety of product categories and operate Tommy Bahama restaurants.
     Ben Sherman is a London-based designer, marketer and distributor of branded sportswear and related products. Ben Sherman was established in 1963 as an edgy, young men’s, “Mod”-inspired shirt brand and has evolved into a British lifestyle brand of apparel targeted at youthful-thinking men and women ages 19 to 35 throughout the world. We offer a full Ben Sherman sportswear collection as well as tailored clothing and accessories. Our Ben Sherman products can be found in certain department stores and a variety of independent specialty stores, as well as in our owned and licensed Ben Sherman retail stores and on our e-commerce websites. We also license the Ben Sherman name for various product categories.
     Lanier Clothes designs and markets branded and private label men’s suits, sportcoats, suit separates and dress slacks across a wide range of price points. Certain Lanier Clothes products are sold using trademarks licensed to us by third parties, including Kenneth Cole®, Dockers®, and Geoffrey Beene®. We also offer branded tailored clothing products under owned Arnold Brant® and Billy London® trademarks. In addition to our branded businesses, we design and source certain private label tailored clothing products, which are products sold exclusively to one customer under a brand name that is owned by or licensed by such customer. Significant private label brands include Stafford®, Alfani®, Tasso Elba® and Lands’ End®. Our Lanier Clothes products are sold to national chains, department stores, mass merchants, specialty stores, specialty catalog retailers and discount retailers throughout the United States.
     Oxford Apparel produces branded and private label dress shirts, suited separates, sport shirts, casual slacks, outerwear, sweaters, jeans, swimwear, westernwear and golf apparel. We design and source certain private label programs for several customers, including programs for Men’s Wearhouse, Lands’ End, Target, Macy’s and Sears. Significant owned brands of Oxford Apparel include Oxford Golf®, Ely®, Cattleman® and Cumberland Outfitters®. Oxford Apparel also owns a two-thirds interest in the entity that owns the Hathaway® trademark in the United States and several other countries. Additionally, Oxford Apparel also licenses from third parties the right to use certain trademarks including Dockers and United States Polo Association® for certain apparel products. Our Oxford Apparel products are sold to a variety of department stores, mass merchants, specialty catalog retailers, discount retailers, specialty stores, “green grass” golf merchants and Internet retailers throughout the United States.
     Corporate and Other is a reconciling category for reporting purposes and includes our corporate office, substantially all financing activities, LIFO inventory accounting adjustments and other costs that are not allocated to the operating groups. LIFO inventory calculations are made on a legal entity basis which does not correspond to our operating group definitions, as portions of Lanier Clothes and Oxford Apparel are on the LIFO basis of accounting. Therefore, LIFO inventory accounting adjustments are not allocated to operating groups.
     The tables below present certain information about our operating groups (in thousands):

	First Quarter	First Quarter	Percent
	Fiscal 2009	Fiscal 2008	Change
Net Sales
Tommy Bahama	$98,420	$129,258	(23.9)%
Ben Sherman	24,219	36,587	(33.8)%
Lanier Clothes	31,507	38,687	(18.6)%
Oxford Apparel	63,204	68,684	(8.0)%
Corporate and Other	(619)	(274)	(125.9)%

Total	$216,731	$272,942	(20.6)%

Operating Income (loss)
Tommy Bahama	$12,250	$19,483	(37.1)%
Ben Sherman	(1,976)	255	NM
Lanier Clothes	2,737	(21)	NM
Oxford Apparel	5,193	5,325	(2.5)%
Corporate and Other	(4,955)	(4,967)	0.2%

Total	$13,249	$20,075	(34.0)%

     For further information regarding our operating groups, see Note 4 to our unaudited condensed consolidated financial statements included in this report and Part I, Item 1, Business in our Annual Report on Form 10-K for fiscal 2008.
FIRST QUARTER FISCAL 2009 COMPARED TO FIRST QUARTER OF FISCAL 2008
     The discussion below compares our operating results for the first quarter of fiscal 2009 to the first quarter of fiscal 2008. Each percentage change provided below reflects the change between these periods unless indicated otherwise.
     Net sales decreased $56.2 million, or 20.6%, in the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008 primarily as a result of the changes discussed below.
     Tommy Bahama’s net sales decreased $30.8 million, or 23.9%. The decrease was primarily due to a reduction in net sales at wholesale and in our existing owned retail stores resulting from the difficult retail environment. This decrease in wholesale sales and existing store retail sales was partially offset by sales at our retail stores opened after the beginning of the first quarter of fiscal 2008. Unit sales decreased 32.2% due to the difficult retail environment. The average selling price per unit increased by 9.6%, as sales at our retail stores and our e-commerce sales, both of which have higher sales prices than wholesale sales, represented a greater proportion of total Tommy Bahama sales. As of May 2, 2009 and May 3, 2008, we operated 84 and 77 Tommy Bahama retail stores, respectively.
     Ben Sherman’s net sales decreased $12.4 million, or 33.8%. The decrease in net sales was primarily due to the 26% reduction in the average exchange rate of the British pound sterling versus the United States dollar in the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008, as well as the impact of the challenging economic environment on our United Kingdom business. During the first quarter, unit sales for Ben Sherman declined by 20.5% due primarily to the decline in the United Kingdom business. The average selling price per unit decreased 16.8%, resulting primarily from the impact of the weaker British pound which was partially offset by a larger percentage of total Ben Sherman sales being sales at our own retail stores, which generally have a higher sales price than wholesale sales.
     Lanier Clothes’ net sales decreased $7.2 million, or 18.6%. The decrease was primarily due to (1) the general economic conditions, (2) our exit from the Oscar de la Renta® and Nautica® licensed businesses, with fiscal 2009 sales consisting of close out sales, and (3) the restructuring of the Arnold Brant business in fiscal 2008. These factors resulted in a decrease in unit sales of 15.0% and a decrease in the average selling price per unit of 4.2% for Lanier Clothes.

     Oxford Apparel’s net sales decreased $5.5 million, or 8.0%. The decrease in net sales was generally anticipated in connection with our strategy to focus on key product categories and exit underperforming lines of business, but was also impacted by the difficult economic conditions. Unit sales decreased by 8.6% as a result of our exit from certain lines of business and economic conditions, and the average selling price per unit increased by 0.7% due to changes in product mix.
     Gross profit decreased $26.5 million, or 22.8%, in the first quarter of fiscal 2009. The decrease was primarily due to lower sales in each operating group, as described above. Gross margins decreased to 41.4% of net sales during the first quarter of fiscal 2009 from 42.6% in the first quarter of fiscal 2008. The decrease in gross margin was primarily due to sales mix as our Tommy Bahama and Ben Sherman businesses, which generally have higher margins than our Lanier Clothes and Oxford Apparel businesses, represented a lower percentage of our overall sales for the quarter as the economic conditions had a greater impact on our Tommy Bahama and Ben Sherman branded businesses. Additionally, the first quarter of fiscal 2009 included a LIFO accounting charge of $1.6 million compared to a LIFO accounting charge of $0.5 million in the first quarter of fiscal 2008. Our gross profit may not be directly comparable to those of our competitors, as statement of operations classification of certain expenses may vary by company.
     SG&A decreased $21.0 million, or 21.0%, in the first quarter of fiscal 2009. SG&A was 36.3% of net sales in the first quarter of fiscal 2009 and 36.5% in the first quarter of fiscal 2008. The decrease in SG&A was primarily due to significant reductions in our overhead cost structure, cost reductions associated with our exit from certain businesses, the impact on Ben Sherman of the 26% reduction in the average value of the British pound sterling versus the United States dollar, reductions in pre-opening expenses for Tommy Bahama stores and restaurants and reductions in advertising expenses. These cost savings were partially offset by expenses associated with the operation of additional retail stores which opened subsequent to the beginning of the first quarter of fiscal 2008.
     Amortization of intangible assets decreased $0.5 million to $0.3 million in the first quarter of fiscal 2009. The decrease was primarily the result of amortization typically being greater in the earlier periods following an acquisition. Amortization of intangible assets is expected to be approximately $1.2 million in fiscal 2009, including the $0.3 million recognized in the first quarter.
     Royalties and other operating income decreased $1.7 million, or 41.0%, in the first quarter of fiscal 2009. The decrease was primarily due to the termination of the license agreement for footwear in Tommy Bahama, the 26% decline in the average value of the British pound versus the United States dollar, which impacted Ben Sherman royalty income, and the difficult economic conditions.
     Operating income decreased to $13.2 million in the first quarter of fiscal 2009 from $20.1 million in the first quarter of fiscal 2008. The $6.8 million decrease in operating income was primarily due to the decreases in sales and royalty income, which was partially offset by decreases in SG&A.
     Tommy Bahama’s operating income decreased $7.2 million. The decrease was primarily due to the sales reduction discussed above and decreased royalty income due to the termination of the footwear license agreement. These items were partially offset by higher gross margins and decreased employment, advertising, store pre-opening and other variable operating costs.
     Ben Sherman’s operating income (loss) decreased $2.2 million to a loss of $2.0 million. The decrease was primarily due to lower sales in our United Kingdom wholesale business as discussed above, the unfavorable impact on inventory purchases denominated in United States dollars but sold in other currencies due to the decline in the average value of the British pound versus the United States dollar and lower royalty income. These items were partially offset by reduced SG&A.
     Lanier Clothes’ operating income increased $2.8 million despite the $7.2 million reduction in net sales discussed above. The increase in operating income was primarily due to reduced SG&A as a result of our exit from the Nautica and Oscar de la Renta licensed businesses and restructuring of our Arnold Brant business during fiscal 2008 and other initiatives to reduce overhead.
     Oxford Apparel’s operating income was relatively flat compared to the first quarter of fiscal 2008, despite the $5.5 million reduction in net sales discussed above. The decrease in net sales and corresponding decrease in gross profit were offset by decreased SG&A in the form of reduced employment costs and variable operating expenses. The operating results of Oxford Apparel reflect the impact of our decision to exit the Solitude business and certain other private label programs in fiscal 2008 as we continue to focus on our businesses that provide an opportunity for a higher return.
     The Corporate and Other operating loss was flat compared with the first quarter of fiscal 2008. The first quarter of fiscal 2009 included a charge of $1.6 million related to LIFO accounting adjustments compared to a charge of $0.5 million in the first quarter of fiscal 2008. This additional LIFO charge was offset by decreased SG&A, primarily consisting of reduced employment costs.
     Interest expense, net decreased $1.8 million, or 27.9%, in the first quarter of fiscal 2009. The decrease in interest expense was primarily due to lower average daily borrowings and lower effective interest rates in the first quarter of fiscal 2009.
     Income taxes had an effective rate of 25.0% and 30.8% for the first quarter of fiscal 2009 and 2008, respectively. The lower effective tax rate for fiscal 2009 resulted from lower estimated earnings for fiscal 2009 compared to fiscal 2008 based on projections made at the end of the first quarter of each fiscal year. Certain permanent differences do not necessarily fluctuate with earnings and therefore have a greater impact on income tax expense at lower earnings levels.
     Diluted net earnings per common share decreased to $0.42 in the first quarter of fiscal 2009 from $0.59 in the first quarter of fiscal 2008. This change was primarily due to the sales declines resulting from the current economic conditions, partially offset by the reductions in operating expenses, as discussed above. Weighted average shares outstanding for the first quarter of fiscal 2009 were also less than the first quarter of fiscal 2008 as we received the final 0.6 million shares repurchased under our $60 million accelerated share repurchase program initiated in November 2007 in May 2008.
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
     Our liquidity requirements arise from the funding of our working capital needs, which include inventory and accounts receivable, other operating expenses, funding of capital expenditures, payment of quarterly dividends, periodic interest payments related to our financing arrangements and repayment of our indebtedness. Our product purchases are often facilitated by trade letters of credit which are drawn against our lines of credit at the time of shipment of the products and which reduce the amounts available under our lines of credit when issued.
     The table below provides summary cash flow information (in thousands).

	First Quarter	First Quarter
	Fiscal 2009	Fiscal 2008

Net cash provided by operating activities	$2,530	$36,246
Net cash used in investing activities	(3,771)	(8,944)
Net cash provided by (used in) financing activities	6,209	(35,919)
     Cash and cash equivalents on hand was $8.4 million and $6.1 million at May 2, 2009 and May 3, 2008, respectively.
Operating Activities
     During the first quarter of fiscal 2009 and the first quarter of fiscal 2008, our operations generated $2.5 million and $36.2 million of cash, respectively. The operating cash flows for both periods were primarily the result of earnings for the period, adjusted for non-cash activities such as depreciation, amortization and stock compensation expense as well as changes in our working capital accounts. In the first quarter of fiscal 2009, the significant changes in working capital from January 31, 2009 were a decrease in current liabilities and an increase in accounts receivable which were partially offset by a decrease in inventory, each of which is discussed below. In the first quarter of fiscal 2008, the significant changes in working capital from February 2, 2008 included a decrease in inventory, partially offset by an increase in accounts receivable, each as discussed below.
     Our working capital ratio, which is calculated by dividing total current assets by total current liabilities, was 2.06:1, 2.14:1 and 2.07:1 at May 2, 2009, January 31, 2009 and May 3, 2008, respectively.
     Receivables were $93.8 million and $123.1 million at May 2, 2009 and May 3, 2008, respectively, representing a decrease of 23.8% which was primarily due to lower wholesale sales in the last two months of the first quarter of fiscal 2009 compared to the last two months of the first quarter of fiscal 2008.
     Inventories were $103.3 million and $122.7 million at May 2, 2009 and May 3, 2008, respectively, representing a decrease of 15.8%. Inventory levels in Ben Sherman, Lanier Clothes and Oxford Apparel have each decreased as we have focused on mitigating inventory markdown risk and promotional pressure and have exited certain lines of businesses. Inventory levels in Tommy Bahama increased slightly in order to support the additional retail stores we are operating at May 2, 2009. Our days’ supply of inventory on hand, using a FIFO basis, was 106 days and 103 days as of May 2, 2009 and May 3, 2008, respectively.
     Prepaid expenses were $17.8 million and $18.0 million at May 2, 2009 and May 3, 2008, respectively.
     Current liabilities were $108.4 million and $130.5 million at May 2, 2009 and May 3, 2008, respectively. The decrease in current liabilities was primarily due to reductions in payables related to inventory due to lower inventory levels, reductions in payables related to employment and other overhead costs and a reduction in interest payable due to our reduced debt levels at May 2, 2009, partially offset by an increase in current maturities of long-term debt.
     Other non-current liabilities, which primarily consist of deferred rent and deferred compensation amounts, were $46.3 million and $54.2 million at May 2, 2009 and May 3, 2008, respectively. The decrease was primarily due to the decline in the market values of deferred compensation investments.
     Non-current deferred income taxes were $31.4 million and $60.6 million at May 2, 2009 and May 3, 2008, respectively. The change primarily resulted from (1) the impact of the impairment and amortization of certain intangible assets recognized in the fourth quarter of fiscal 2008, (2) the change in foreign currency exchange rates subsequent to May 3, 2008 and (3) changes in book to tax differences for depreciation and deferred compensation subsequent to May 3, 2008.
Investing Activities
     During the first quarter of fiscal 2009, investing activities used $3.8 million of cash, consisting of capital expenditures related to new retail stores and costs associated with our implementation of a new integrated financial system, which is currently in process. During the first quarter of fiscal 2008, investing activities used $8.9 million of cash. These investing activities included $8.7 million of capital expenditures primarily related to new retail stores and restaurants.
     Non-current assets, including property, plant and equipment, goodwill, intangible assets and other non-current assets, decreased from May 3, 2008 to May 2, 2009 primarily due to (1) the fiscal 2008 impairment and amortization of certain goodwill, intangible assets and investment in joint venture amounts, (2) depreciation related to our property, plant and equipment, (3) decreases in the market values of deferred compensation investments and (4) amortization of deferred financing costs. These decreases were partially offset by capital expenditures subsequent to May 3, 2008, as discussed above.
Financing Activities
     During the first quarter of fiscal 2009, financing activities provided $6.2 million of cash. As cash flow from investing activities and the payment of the dividend for the first quarter of fiscal 2009 exceeded cash flow generated from operating activities, it was necessary to borrow additional funds under our revolving credit agreements during the first quarter of 2009.
     During the first quarter of fiscal 2008, financing activities used $35.9 million of cash as excess cash flow from operations was used to repay amounts outstanding under our credit facilities. Additionally, $2.9 million of dividends were paid during the first quarter of fiscal 2008.

     Debt, including short-term debt, was $207.0 million and $239.1 million as of May 2, 2009 and May 3, 2008, respectively. The decrease in debt from the prior year was primarily due to cash flow from operating activities resulting from lower working capital positions subsequent to May 3, 2008, which exceeded cash requirements for investing and financing activities.
Liquidity and Capital Resources
     The table below provides a description of our significant financing arrangements and the amounts outstanding under these financing arrangements (in thousands) as of May 2, 2009:

May 2, 2009
$175 million U.S. Secured Revolving Credit Facility (“U.S. Revolving Credit Agreement”), which is limited to a borrowing base consisting of specified percentages of eligible categories of assets, accrues interest (2.57% at May 2, 2009), unused line fees and letter of credit fees based upon a pricing grid which is tied to average unused availability, requires interest payments monthly with principal due at maturity (August 2013) and is secured by a first priority security interest in the accounts receivable (other than royalty payments in respect of trademark licenses), inventory, investment property (including the equity interests of certain subsidiaries), general intangibles (other than trademarks, trade names and related rights), deposit accounts, intercompany obligations, equipment, goods, documents, contracts, books and records and other personal property of Oxford Industries, Inc. and its consolidated domestic subsidiaries (1)(2)
$35,515
£12 million Senior Secured Revolving Credit Facility (“U.K. Revolving Credit Agreement”), which accrues interest at the bank’s base rate plus 1.35% (1.85% at May 2, 2009), requires interest payments monthly with principal payable on demand and is collateralized by substantially all of the United Kingdom assets of Ben Sherman	4,964
Senior Unsecured Notes (“Senior Unsecured Notes”), which accrue interest at 8.875% (effective interest rate of 9.0%) and require interest payments semi-annually on June 1 and December 1 of each year, require payment of principal at maturity (June 2011), are subject to certain prepayment penalties as discussed below and are guaranteed by certain of our domestic subsidiaries	166,805
Unamortized discount on Senior Unsecured Notes	(304)

Total debt	206,980
Short-term debt and current maturities of long-term debt	(25,479)

Long-term debt, less current maturities	$181,501

(1)	$15.0 million of the $35.5 million outstanding under the U.S. Revolving Credit Agreement at May 2, 2009 was classified as long-term debt as this amount represents the minimum amount we anticipate to be outstanding under the U.S. Revolving Credit Agreement during fiscal 2009.

(2)	The U.S. Revolving Credit Agreement generally is scheduled to mature on August 15, 2013, unless the Senior Unsecured Notes are not paid or refinanced in full on or prior to November 16, 2010, in which case the U.S. Revolving Credit Agreement will be due and payable in December 2010.
     Our credit facilities are used to finance trade letters of credit, as well to provide funding for other operating activities, capital expenditures and acquisitions. As of May 2, 2009, approximately $19.5 million of trade letters of credit and other limitations on availability in aggregate were outstanding against the U.S. Revolving Credit Agreement and the U.K. Revolving Credit Agreement. On May 2, 2009 we had approximately $122.8 million and $9.1 million in unused availability under the U.S. Revolving Credit Agreement and the U.K. Revolving Credit Agreement, respectively, subject to the respective limitations on borrowings set forth in the U.S. Revolving Credit Agreement, U.K. Revolving Credit Agreement and the indenture for the Senior Unsecured Notes.
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
     Pursuant to the indenture governing the Senior Unsecured Notes, our ability to incur certain indebtedness or to make certain restricted payments, as defined in the indenture, is subject to our meeting certain conditions, including in each case the condition that our fixed charge coverage ratio, as defined in the indenture, not be less than 2.25 to 1.0 for the preceding four fiscal quarters on a pro forma basis after giving effect to the proposed indebtedness or restricted payment and, in the case of a restricted payment, the condition that the aggregate total of all restricted payments not exceed a certain allowable amount calculated pursuant to a formula set forth in the indenture. Restricted payments under the indenture include, without limitation, cash dividends to shareholders, repurchases of our capital stock, and certain investments.
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
     We believe that the affirmative covenants, negative covenants, financial covenants and other restrictions are customary for, or more favorable than, those included in similar facilities and notes. As of May 2, 2009, no financial covenant testing was required pursuant to our U.S. Revolving Credit Agreement as the minimum availability threshold was met during the quarter. As of May 2, 2009, we were compliant with all covenants related to our credit facilities and Senior Unsecured Notes.
Other Liquidity Items
     Our debt-to-total-capitalization ratio was 67%, 68% and 37% at May 2, 2009, January 31, 2009 and May 3, 2008, respectively. The change in this ratio from May 3, 2008 to May 2, 2009 is primarily a result of impairment of certain goodwill and intangible assets during fiscal 2008 which reduced equity by a significant amount. Our debt levels and ratio of debt-to-total-capitalization in future periods may not be comparable to historical amounts as we continuously assess and periodically make changes to our capital structure. In the future, we may (1) make additional investments, (2) make changes to our debt facilities, (3) repurchase shares, (4) repurchase or refinance Senior Unsecured Notes or (5) make other changes impacting our capital structure. Such transactions, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.
     We anticipate that we will be able to satisfy our ongoing cash requirements, which generally consist of working capital needs, capital expenditures (primarily for the opening of additional retail stores and the implementation of a new integrated financial system) and interest payments on our debt during fiscal 2009, primarily from positive cash flow from operations supplemented by borrowings under our lines of credit, if necessary. Our need for working capital is typically seasonal with the greatest requirements generally existing in the fall and spring of each year. Our capital needs will depend on many factors including our growth rate, the need to finance inventory levels and the success of our various products. At maturity of the U.S. Revolving Credit Agreement and the Senior Unsecured Notes or if the U.K. Revolving Credit Agreement was required to be paid, we anticipate that we will be able to refinance the facilities and debt with terms available in the market at that time, which may not be as favorable as the terms of the current agreements.
     Our contractual obligations as of May 2, 2009 have not changed significantly from the contractual obligations outstanding at January 31, 2009 other than changes in the amounts outstanding under our credit facilities and amounts outstanding pursuant to letters of credit (each as discussed above), none of which occurred outside the ordinary course of business.
     Our anticipated capital expenditures for fiscal 2009, including $3.8 million incurred during the first quarter of fiscal 2009, are expected to be approximately $12 million. These expenditures will consist primarily of additional Tommy Bahama and Ben Sherman retail stores and the cost associated with the implementation of a new integrated financial system.
Off Balance Sheet Arrangements
     We have not entered into agreements which meet the SEC’s definition of an off balance sheet financing arrangement, other than operating leases, and have made no financial commitments to or guarantees with respect to any unconsolidated subsidiaries or special purpose entities.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
     The discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to bad debts, inventories, intangible assets, income taxes, stock compensation expense, contingencies and litigation and certain other accrued expenses. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies and estimates are discussed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for fiscal 2008. There have not been any significant changes to the application of our critical accounting policies and estimates during the first quarter of fiscal 2009, except that we no longer have any goodwill recognized in our balance sheet after the impairment charge which was recognized in the fourth quarter of fiscal 2008.
     A detailed summary of significant accounting policies is included in Note 1 to our consolidated financial statements contained in our Annual Report on Form 10-K for fiscal 2008.
SEASONALITY
     Although our various product lines are sold on a year-round basis, the demand for specific products or styles may be seasonal. For example, the demand for Tommy Bahama and golf products is higher in the spring and summer seasons. Generally, our wholesale products are sold prior to each of the retail selling seasons, including spring, summer, fall and holiday. As the timing of product shipments and other events affecting the retail business may vary, results for any particular quarter may not be indicative of results for the full year. The percentage of net sales by quarter (unaudited) for fiscal 2008 was 29%, 24%, 26% and 21%, respectively, and the percentage of earnings (loss) before income taxes by quarter (unaudited) for fiscal 2008 was 5%, 1%, 2% and (108%), respectively. We do not believe the fiscal 2008 distribution of earnings (loss) before income taxes is indicative of the distribution in future years, in particular because certain of the quarters in fiscal 2008 were impacted to varying degrees by restructuring charges, asset impairment charges, other unusual items, a gain on the repurchase of a portion of our Senior Unsecured Notes and the difficult economic environment.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We are exposed to certain trade policy, interest rate, foreign currency, commodity and inflation risks as discussed in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for fiscal 2008. There have not been any significant changes in our exposure to these risks during fiscal 2009.
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
     There have not been any changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the first quarter of fiscal 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     In the ordinary course of business, we may become subject to litigation or claims. We are not currently a party to any litigation or regulatory action that we believe could reasonably be expected to have a material adverse effect on our financial position, results of operations or cash flows.
ITEM 1A. RISK FACTORS
     We believe that an investor should carefully consider the factors discussed in Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K for fiscal 2008, which are not the only risks facing our company. We do not believe there have been any material changes to the risk factors described in our Annual Report on Form 10-K for fiscal 2008. If any of the risks described in our Annual Report on Form 10-K, or other risks or uncertainties not currently known to us or that we currently deem to be immaterial, actually occur, our business, financial condition or operating results could suffer.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)	During the first quarter of fiscal 2009, we did not make any unregistered sales of our securities.

(c)	We have certain stock incentive plans as described in Note 7 to our consolidated financial statements included in our Annual Report on Form 10-K for fiscal 2008, all of which are publicly announced plans. Under the plans, we can repurchase shares from employees to cover employee tax liabilities related to the exercise of stock options or the vesting of previously restricted shares. We did not repurchase any shares of our common stock pursuant to these plans during the first quarter of fiscal 2009.
     On September 8, 2008, our Board of Directors authorized the repurchase by us of up to 0.5 million shares of our common stock. As of May 2, 2009, no shares had been repurchased pursuant to this authorization.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None
ITEM 5. OTHER INFORMATION
     None
ITEM 6. EXHIBITS
3(a)	Restated Articles of Incorporation of Oxford Industries, Inc. Incorporated by reference to Exhibit 3.1 to the Oxford Industries, Inc. Form 10-Q for the fiscal quarter ended August 29, 2003.

3(b)	Bylaws of Oxford Industries, Inc., as amended. Incorporated by reference to Exhibit 3(b) to the Oxford Industries, Inc. Form 10-Q for the fiscal quarter ended November 1, 2008.

31.1	Section 302 Certification by Principal Executive Officer.*

31.2	Section 302 Certification by Principal Financial Officer.*

32	Section 906 Certification by Principal Executive Officer and Principal Financial Officer.*

*	Filed herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

June 10, 2009	OXFORD INDUSTRIES, INC. (Registrant)
/s/ K. Scott Grassmyer
K. Scott Grassmyer
Senior Vice President, Chief Financial Officer and Controller (Authorized Signatory and Principal Financial Officer)