Form 10-Q
period 2009-08-01
OXFORD INDUSTRIES INC
filed 2009-09-03
CIK 75288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended AUGUST 1, 2009
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
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of each class	Number of shares outstanding as of August 28, 2009

Common Stock, $1 par value	16,519,195

OXFORD INDUSTRIES, INC.
INDEX TO FORM 10-Q
For the second quarter of fiscal 2009

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS
     Our SEC filings and public announcements may include forward-looking statements about future events. Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “will” and similar expressions identify forward-looking statements, which generally are not historical in nature. We intend for all forward-looking statements contained herein, in our press releases or on our website, and all subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf, to be covered by the safe harbor provisions for forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act (which Sections were adopted as part of the Private Securities Litigation Reform Act of 1995). Important assumptions relating to these forward-looking statements include, among others, assumptions regarding the impact on consumer demand and spending of recent economic conditions, demand for our products, timing of shipments requested by our wholesale customers, expected pricing levels, competitive conditions, the timing and cost of planned capital expenditures, costs of products and raw materials we purchase, access to capital and/or credit markets, particularly in light of recent conditions in those markets, expected outcomes of pending or potential litigation and regulatory actions and disciplined execution by key management. Forward-looking statements reflect our current expectations, based on currently available information, and are not guarantees of performance. Although we believe that the expectations reflected in such forward-looking statements are reasonable, these expectations could prove inaccurate as such statements involve risks and uncertainties, many of which are beyond our ability to control or predict. Should one or more of these risks or uncertainties, or other risks or uncertainties not currently known to us or that we currently deem to be immaterial, materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Important factors relating to these risks and uncertainties include, but are not limited to, those described in Part II, Item 1A. Risk Factors in this report and those described from time to time in our future reports filed with the SEC.
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
FASB: Financial Accounting Standards Board
SFAS: Statement of Financial Accounting Standards
EITF: Emerging Issues Task Force
APB: Accounting Principles Board
Securities Exchange Act: the Securities Exchange Act of 1934, as amended

Fiscal 2010	52 weeks ending January 29, 2011
Fiscal 2009	52 weeks ending January 30, 2010
Fiscal 2008	52 weeks ended January 31, 2009
First half fiscal 2009	26 weeks ended August 1, 2009
First half fiscal 2008	26 weeks ended August 2, 2008
Fourth quarter fiscal 2009	13 weeks ending January 30, 2010
Third quarter fiscal 2009	13 weeks ending October 31, 2009
Second quarter fiscal 2009	13 weeks ended August 1, 2009
First quarter fiscal 2009	13 weeks ended May 2, 2009
Fourth quarter fiscal 2008	13 weeks ended January 31, 2009
Third quarter fiscal 2008	13 weeks ended November 1, 2008
Second quarter fiscal 2008	13 weeks ended August 2, 2008
First quarter fiscal 2008	13 weeks ended May 3, 2008

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
OXFORD INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share amounts)

	Second	Second	First	First
	Quarter	Quarter	Half	Half
	Fiscal 2009	Fiscal 2008	Fiscal 2009	Fiscal 2008

Net sales	$192,887	$230,520	$409,618	$503,462
Cost of goods sold	114,344	133,849	241,304	290,482

Gross profit	78,543	96,671	168,314	212,980
SG&A	73,637	88,972	152,320	188,606
Amortization and impairment of intangible assets	315	4,058	623	4,846

	73,952	93,030	152,943	193,452
Royalties and other operating income	2,916	4,351	5,385	8,539

Operating income	7,507	7,992	20,756	28,067
Interest expense, net	6,245	5,985	10,810	12,317

Earnings before income taxes	1,262	2,007	9,946	15,750
Income taxes	729	534	2,901	4,760

Net earnings	$533	$1,473	$7,045	$10,990

Net earnings per common share:
Basic	$0.03	$0.09	$0.45	$0.70
Diluted	$0.03	$0.09	$0.45	$0.69
Weighted average common shares outstanding:
Basic	15,565	15,578	15,543	15,778
Dilution	109	75	68	90

Diluted	15,674	15,653	15,611	15,868

Dividends declared per common share	$0.09	$0.18	$0.18	$0.36
See accompanying notes.

OXFORD INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except par amounts)

	August 1,	January 31,	August 2,
	2009	2009	2008
ASSETS
Current Assets:
Cash and cash equivalents	$5,461	$3,290	$5,243
Receivables, net	78,467	78,567	96,463
Inventories, net	97,378	129,159	129,904
Prepaid expenses	19,395	17,273	22,026

Total current assets	200,701	228,289	253,636
Property, plant and equipment, net	86,365	89,026	94,471
Goodwill, net	—	—	257,699
Intangible assets, net	138,880	135,999	225,612
Other non-current assets, net	22,932	20,180	27,866

Total Assets	$448,878	$473,494	$859,284

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Trade accounts payable and other accrued expenses	$75,827	$87,723	$97,638
Accrued compensation	11,132	14,027	14,802
Short-term debt and current maturities of long-term debt	20,417	5,083	3,027

Total current liabilities	107,376	106,833	115,467
Long-term debt, less current maturities	160,357	194,187	218,604
Other non-current liabilities	46,804	47,244	52,724
Non-current deferred income taxes	30,013	32,111	59,046
Commitments and contingencies
Shareholders’ Equity:
Common stock, $1.00 par value; 60,000 authorized and 16,520 issued and outstanding at August 1, 2009; 15,866 issued and outstanding at January 31, 2009; and 15,858 issued and outstanding at August 2, 2008	16,520	15,866	15,858
Additional paid-in capital	89,253	88,425	86,300
Retained earnings	20,561	16,433	298,947
Accumulated other comprehensive income (loss)	(22,006)	(27,605)	12,338

Total shareholders’ equity	104,328	93,119	413,443

Total Liabilities and Shareholders’ Equity	$448,878	$473,494	$859,284

See accompanying notes.

OXFORD INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	First Half	First Half
	Fiscal 2009	Fiscal 2008

Cash Flows From Operating Activities:
Net earnings	$7,045	$10,990
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	9,259	9,983
Amortization of intangible assets	623	4,846
Amortization of deferred financing costs and bond discount	2,392	1,307
Stock compensation expense	1,637	1,667
Loss on sale of property, plant and equipment	42	294
Equity method investment income	(590)	(329)
Deferred income taxes	(2,650)	(1,596)
Changes in working capital:
Receivables	2,574	8,983
Inventories	34,389	28,907
Prepaid expenses	(2,255)	(3,555)
Current liabilities	(17,601)	(3,246)
Other non-current assets	747	2,070
Other non-current liabilities	(506)	1,823

Net cash provided by operating activities	35,106	62,144
Cash Flows From Investing Activities:
Investments in unconsolidated entities	—	(446)
Purchases of property, plant and equipment	(5,840)	(12,280)
Proceeds from sale of property, plant and equipment	—	4

Net cash used in investing activities	(5,840)	(12,722)
Cash Flows From Financing Activities:
Repayment of revolving credit arrangements	(138,135)	(161,870)
Proceeds from revolving credit arrangements	138,859	111,115
Repurchase of 8 7/8% Senior Unsecured Notes	(166,805)	—
Proceeds from the issuance of 11 3/8% Senior Secured Notes	146,029	—
Proceeds from issuance of common stock	193	53
Payments of debt issuance costs	(4,878)	—
Dividends on common stock	(2,919)	(8,701)

Net cash used in financing activities	(27,656)	(59,403)

Net change in cash and cash equivalents	1,610	(9,981)
Effect of foreign currency translation on cash and cash equivalents	561	312
Cash and cash equivalents at the beginning of year	3,290	14,912

Cash and cash equivalents at the end of period	$5,461	$5,243

Supplemental disclosure of cash flow information:
Cash paid for interest, net	$9,626	$11,186
Cash paid for income taxes	$7,088	$9,660
See accompanying notes.

OXFORD INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SECOND QUARTER OF FISCAL 2009
1.	Basis of Presentation: The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States. We believe the accompanying unaudited condensed consolidated financial statements reflect all normal, recurring adjustments that are necessary for a fair presentation of our financial position and results of operations as of the date and for the periods presented. Results of operations for the interim periods presented are not necessarily indicative of results to be expected for our fiscal year. The accounting policies applied during the interim periods presented are consistent with the significant accounting policies described in our Annual Report on Form 10-K for fiscal 2008. We evaluated all activity through September 3, 2009 (the issue date of our condensed consolidated financial statements) and concluded that no subsequent events have occurred that would require recognition or disclosure in our condensed consolidated financial statements as of August 1, 2009.

Recently Adopted Standards:

In December 2007, the FASB issued SFAS No. 141 (Revised), “Business Combinations” (“SFAS 141R”). SFAS 141R provides guidance for accounting for acquisitions subsequent to the date of adoption. SFAS 141R requires that (1) 100% of the fair value of acquired assets and liabilities, with limited exceptions, be recognized even if the acquiror has not acquired 100% of the acquired entity, (2) contingent consideration is recorded at estimated fair value on the date of acquisition rather than being recognized as earned, (3) transaction costs are expensed as incurred rather than being capitalized as part of the fair value of the acquired entity, (4) pre-acquisition contingencies be recorded at the estimated fair value on the date of acquisition, (5) the criteria for accruing for a restructuring plan must be met as of the date of acquisition and (6) acquired research and development value is not expensed but instead is capitalized as an indefinite-lived intangible asset, subject to periodic impairment testing. We adopted SFAS 141R in the first quarter of fiscal 2009. As we did not complete any business combinations in the first half of fiscal 2009, the adoption of SFAS 141R had no impact on our condensed consolidated financial statements for that period. We expect that SFAS 141R would have an impact on our accounting for future business combinations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. SFAS 157, as amended, was effective for us on February 3, 2008 for all financial assets and liabilities and for nonfinancial assets and liabilities recognized or disclosed at fair value in our condensed consolidated financial statements on a recurring basis (at least annually). For all other nonfinancial assets and liabilities, SFAS 157 was effective for us on February 1, 2009. The adoption of SFAS 157 did not have a material impact on our condensed consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1”). FSP 107-1 requires disclosures about the fair value of financial instruments in interim reporting periods of publicly traded companies as well as in annual financial statements. FSP 107-1 was effective for interim periods ended after June 15, 2009. Our financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable and long-term debt. Given their short-term nature, the carrying amount of cash and cash equivalents, receivables and accounts payable approximate their fair values. The carrying amounts of our variable-rate borrowings approximate fair value. Given the limited trading activity of our fixed rate debt it is impracticable to estimate the fair value of this debt as of August 1, 2009. The significant terms of our variable rate and fixed rate debt which would be used in estimating the fair value of those instruments are disclosed in Note 5. Accordingly, the adoption of FSP 107-1 in the second quarter of fiscal 2009 did not have a material impact on our condensed consolidated financial statements.

In June 2008, the FASB issued FSP Emerging Issues Task Force 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 clarifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are to be included in the computation of earnings per share under the two-class method described in SFAS No. 128, “Earnings Per Share.” FSP EITF 03-6-1 was effective for us on February 1, 2009 and requires all prior-period earnings per share data that is presented to be adjusted retrospectively. The adoption of FSP EITF 03-6-1 did not have a material impact on our condensed consolidated financial statements in the first half of fiscal 2009

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 does not result in significant changes in the subsequent events that an entity reports in its financial statements. SFAS 165 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. SFAS 165 was effective for the second quarter of fiscal 2009, and the required disclosure has been included in “Basis of Presentation” above. The adoption of SFAS 165 did not have a material impact on our condensed consolidated financial statements.
2.	Inventories: The components of inventories as of the dates specified are summarized as follows (in thousands):

	August 1,	January 31,	August 2,
	2009	2009	2008

Finished goods	$117,531	$146,200	$145,453
Work in process	5,677	6,440	11,126
Fabric, trim and supplies	6,568	8,917	13,139
LIFO reserve	(32,398)	(32,398)	(39,814)

Total	$97,378	$129,159	$129,904

3.	Comprehensive Income: Comprehensive income, which reflects the effects of foreign currency translation adjustments, is calculated as follows for the periods presented (in thousands):

	Second Quarter	Second Quarter	First Half	First Half
	Fiscal 2009	Fiscal 2008	Fiscal 2009	Fiscal 2008

Net earnings	$533	$1,473	$7,045	$10,990
Gain (loss) on foreign currency translation, net of tax	4,326	(743)	5,599	(725)

Comprehensive income	$4,859	$730	$12,644	$10,265

4.	Operating Group Information: Our business is operated through our four operating groups: Tommy Bahama, Ben Sherman, Lanier Clothes and Oxford Apparel. We identify our operating groups based on the way our management organizes the components of our business for purposes of allocating resources and assessing performance. Corporate and Other is a reconciling category for reporting purposes and includes our corporate offices, substantially all financing activities, LIFO inventory accounting adjustments and other costs that are not allocated to the operating groups. Corporate and Other includes a LIFO reserve of $32.4 million, $32.4 million and $39.8 million as of August 1, 2009, January 31, 2009 and August 2, 2008, respectively.
The table below presents certain information about our operating groups (in thousands).

	Second Quarter	Second Quarter	First Half	First Half
	Fiscal 2009	Fiscal 2008	Fiscal 2009	Fiscal 2008

Net Sales
Tommy Bahama	$94,439	$112,007	$192,859	$241,265
Ben Sherman	23,627	32,495	47,846	69,082
Lanier Clothes	25,204	28,184	56,711	66,871
Oxford Apparel	49,464	58,024	112,668	126,708
Corporate and Other	153	(190)	(466)	(464)

Total	$192,887	$230,520	$409,618	$503,462

Depreciation
Tommy Bahama	$3,643	$3,944	$7,305	$7,668
Ben Sherman	606	584	1,161	1,176
Lanier Clothes	135	385	280	574
Oxford Apparel	195	229	399	456
Corporate and Other	57	55	114	109

Total	$4,636	$5,197	$9,259	$9,983

	Second Quarter	Second Quarter	First Half	First Half
	Fiscal 2009	Fiscal 2008	Fiscal 2009	Fiscal 2008
Amortization and Impairment of Intangible Assets
Tommy Bahama	$222	$354	$444	$709
Ben Sherman	84	359	160	720
Lanier Clothes	—	2,237	—	2,267
Oxford Apparel	9	1,108	19	1,150

Total	$315	$4,058	$623	$4,846

Operating Income (Loss)
Tommy Bahama	$13,379	$18,143	$25,629	$37,626
Ben Sherman	(6,308)	(2,002)	(8,284)	(1,747)
Lanier Clothes	2,701	(11,355)	5,438	(11,376)
Oxford Apparel	4,129	3,738	9,322	9,063
Corporate and Other	(6,394)	(532)	(11,349)	(5,499)

Total Operating Income	$7,507	$7,992	$20,756	$28,067
Interest Expense, net	6,245	5,985	10,810	12,317

Earnings Before Income Taxes	$1,262	$2,007	$9,946	$15,750

	August 1, 2009	January 31, 2009	August 2, 2008

Assets
Tommy Bahama	$259,894	$283,427	$497,042
Ben Sherman	85,848	74,114	210,019
Lanier Clothes	40,756	49,988	69,324
Oxford Apparel	69,881	72,731	91,093
Corporate and Other	(7,501)	(6,766)	(8,194)

Total	$448,878	$473,494	$859,284

5.	Debt: The following table details our debt (in thousands) as of the dates specified:

	August 1,	January 31,	August 2,
	2009	2009	2008

$175 million U.S. Secured Revolving Credit Facility (“U.S. Revolving Credit Agreement”), which is limited to a borrowing base consisting of specified percentages of eligible categories of assets, accrues interest (3.25% at August 1, 2009), unused line fees and letter of credit fees based upon a pricing grid which is tied to average unused availability, requires interest payments monthly with principal due at maturity (August 2013) and is secured by a first priority security interest in the accounts receivable (other than royalty payments in respect of trademark licenses), inventory, investment property (including the equity interests of certain subsidiaries), general intangibles (other than trademarks, trade names and related rights), deposit accounts, intercompany obligations, equipment, goods, documents, contracts, books and records and other personal property of Oxford Industries, Inc. and substantially all of its domestic subsidiaries and a second priority interest in those assets in which the holders of the 11 3/8% Senior Secured Notes have a first priority interest (1)(2)
	$24,277	$27,722	$—
$280 million U.S. Secured Revolving Credit Facility (“Prior Credit Agreement”), which accrued interest, unused line fees and letter of credit fees based upon a pricing grid tied to certain debt ratios, required interest payments monthly with principal due at maturity and was collateralized by substantially all of the assets of Oxford Industries, Inc. and its consolidated domestic subsidiaries (1)	—	—	19,100

	August 1,	January 31,	August 2,
	2009	2009	2008

£12 million Senior Secured Revolving Credit Facility (“U.K. Revolving Credit Agreement”), which accrues interest at the bank’s base rate plus 1.35% (1.85% at August 1, 2009), requires interest payments monthly with principal payable on demand and is collateralized by substantially all of the United Kingdom assets of Ben Sherman	10,417	5,083	3,027
11.375% Senior Secured Notes (“11 3/8% Senior Secured Notes”), which accrue interest at an annual rate of 11.375% (effective interest rate of 12%) and require interest payments semi-annually in January and July of each year, require payment of principal at maturity (July 2015), are subject to certain prepayment penalties, are secured by a first priority interest in all U.S. registered trademarks and certain related rights and certain future acquired real property owned in fee simple of Oxford Industries, Inc. and substantially all of its domestic subsidiaries and a second priority interest in those assets in which the lenders under the U.S. Revolving Credit Agreement have a first priority interest (3)
	150,000	—	—
8 7/8% Senior Unsecured Notes (“8 7/8% Senior Unsecured Notes”), which accrued interest (effective interest rate of 9.0%) and required interest payments semi-annually in June and December of each year, required payment of principal at maturity (June 2011) and were guaranteed by certain of our domestic subsidiaries (3)	—	166,805	200,000
Unamortized discount (3)	(3,920)	(340)	(496)

Total debt	180,774	199,270	221,631
Short-term debt and current maturities of long-term debt	(20,417)	(5,083)	(3,027)

Long-term debt, less current maturities	$160,357	$194,187	$218,604

(1)	In August 2008, we entered into the U.S. Revolving Credit Agreement by amending and restating the Prior Credit Agreement.

(2)	$14.3 million of the $24.3 million outstanding under the U.S. Revolving Credit Agreement at August 1, 2009 was classified as long-term debt as this amount represents the minimum amount we anticipate to be outstanding under the U.S. Revolving Credit Agreement during fiscal 2009.

(3)	In June 2009, we issued the 11 3/8% Senior Secured Notes at 97.353% of the $150 million principal amount, resulting in gross proceeds of $146.0 million. Proceeds from the 11 3/8% Senior Secured Notes and borrowings under our U.S. Revolving Credit Agreement were used to fund the satisfaction and discharge of the 8 7/8% Senior Unsecured Notes outstanding at that time. Accordingly, we wrote off approximately $1.8 million of unamortized deferred financing costs and unamortized discount related to the 8 7/8% Senior Unsecured Notes, which are included in interest expense, net in our condensed consolidated statements of operations and amortization of deferred financing costs and bond discount in our condensed consolidated statements of operations.
6.	Restructuring Charges and Other Unusual Items:

Fiscal 2009:

During the second quarter of fiscal 2009, we incurred approximately $1.4 million of charges related to the impact of certain restructuring initiatives in our Ben Sherman operating group, substantially all of which were included in SG&A in our condensed consolidated statements of operations. The restructuring charges primarily relate to our exit from, and subsequent licensing of, the Ben Sherman footwear operations as well as other streamlining initiatives and primarily consist of employee termination costs and certain contract termination costs. All such costs are expected to be paid during fiscal 2009.

Fiscal 2008:

During the second quarter of fiscal 2008, we incurred approximately $8.9 million of charges related to the restructuring in our Lanier Clothes and Oxford Apparel operating groups. In addition to these restructuring charges, we recognized other unusual items totaling a charge of $0.3 million and a net benefit of $1.2 million in Lanier Clothes and Oxford Apparel, respectively, substantially all of which was reflected in SG&A in our condensed consolidated statements of operations.

During the second quarter of fiscal 2008, Lanier Clothes incurred restructuring charges totaling approximately $9.2 million primarily associated with our exit from certain license agreements relating to the Nautica® and Oscar de la Renta® brands and the restructuring of our Arnold Brant® business. These charges include costs associated with the disposal of inventory, payments related to license termination, the impairment of intangible assets associated with the Arnold Brant business, severance costs and the impairment of certain property, plant and equipment. Approximately $2.5 million and $2.2 million of these charges were recorded in SG&A and amortization and impairment of intangible assets, respectively, with the remaining charges being recognized in net sales and cost of goods sold in our condensed consolidated statements of operations. Approximately $1.9 million of the $9.2 million of charges for Lanier Clothes was reversed in cost of goods sold in Corporate and Other as part of LIFO accounting.

Additionally, Oxford Apparel incurred certain restructuring charges totaling approximately $1.6 million during the second quarter of fiscal 2008 associated with the decision to exit the Solitude business. These charges include costs associated with the disposal of inventory which are classified as a reduction to net sales and the impairment of intangible assets of $1.1 million associated with the Solitude business which is included in amortization and impairment of intangible assets in our condensed consolidated statements of operations. The net benefit related to the other unusual items of $1.2 million in Oxford Apparel was primarily related to the resolution of a contingent liability and the sale of a trademark partially offset by an increase in our bad debt reserve due to certain customers’ bankruptcy filings in the second quarter of fiscal 2008.
7.	Consolidating Financial Data of Subsidiary Guarantors: Our 11 3/8% Senior Secured Notes are guaranteed by substantially all of our wholly-owned domestic subsidiaries (“Subsidiary Guarantors”). All guarantees are full and unconditional. For consolidated financial reporting purposes, non-guarantors consist of our subsidiaries which are organized outside the United States, certain non-wholly owned domestic subsidiaries and certain domestic subsidiaries whose sole assets are equity interests in foreign subsidiaries. We use the equity method of accounting with respect to investment in subsidiaries included in other non-current assets in our condensed consolidating financial statements. Set forth below are our condensed consolidating balance sheets as of August 1, 2009, January 31, 2009 and August 2, 2008 (in thousands); our condensed consolidating statements of operations for the second quarter and first half of fiscal 2009 and the second quarter and first half of fiscal 2008 (in thousands); and our condensed consolidating statements of cash flows for the first half of fiscal 2009 and first half of fiscal 2008 (in thousands).
OXFORD INDUSTRIES, INC.
UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEETS
August 1, 2009

	Oxford		Subsidiary
	Industries	Subsidiary	Non-	Consolidating	Consolidated
	(Parent)	Guarantors	Guarantors	Adjustments	Total

ASSETS
Cash and cash equivalents	$1,675	$—	$3,786	$—	$5,461
Receivables, net	37,314	10,752	38,882	(8,481)	78,467
Inventories	21,500	58,525	19,105	(1,752)	97,378
Prepaid expenses	5,806	9,068	3,977	544	19,395

Total current assets	66,295	78,345	65,750	(9,689)	200,701
Property, plant and equipment, net	9,793	70,320	6,252	—	86,365
Intangible assets, net	47	113,616	25,217	—	138,880
Other non-current assets, net	473,815	145,802	35,273	(631,958)	22,932

Total Assets	$549,950	$408,083	$132,492	$(641,647)	$448,878

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities	$37,644	$29,710	$47,518	$(7,496)	$107,376
Long-term debt, less current portion	160,357	—	—	—	160,357
Non-current liabilities	251,608	(205,878)	110,229	(109,155)	46,804
Non-current deferred income taxes	(3,987)	27,305	6,695	—	30,013
Total shareholders’/invested equity	104,328	556,946	(31,950)	(524,996)	104,328

Total Liabilities and Shareholders’ Equity	$549,950	$408,083	$132,492	$(641,647)	$448,878

OXFORD INDUSTRIES, INC.
CONDENSED CONSOLIDATING BALANCE SHEETS
January 31, 2009

	Oxford		Subsidiary
	Industries	Subsidiary	Non-	Consolidating	Consolidated
	(Parent)	Guarantors	Guarantors	Adjustments	Total
ASSETS
Cash and cash equivalents	$1,527	$537	$1,226	$—	$3,290
Receivables, net	28,842	11,407	45,529	(7,211)	78,567
Inventories	44,469	71,509	15,475	(2,294)	129,159
Prepaid expenses	6,009	8,745	2,519	—	17,273

Total current assets	80,847	92,198	64,749	(9,505)	228,289
Property, plant and equipment, net	9,025	74,804	5,197	—	89,026
Intangible assets, net	67	114,060	21,872	—	135,999
Other non-current assets, net	453,615	145,954	35,275	(614,664)	20,180

Total Assets	$543,554	$427,016	$127,093	$(624,169)	$473,494

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities	41,793	26,706	45,506	(7,172)	106,833
Long-term debt, less current portion	194,187	—	—	—	194,187
Non-current liabilities	218,200	(172,180)	110,374	(109,150)	47,244
Deferred income taxes	(3,745)	29,607	6,249	—	32,111
Total shareholders’/invested equity	93,119	542,883	(35,036)	(507,847)	93,119

Total Liabilities and Shareholders’ Equity	$543,554	$427,016	$127,093	$(624,169)	$473,494

August 2, 2008

	Oxford		Subsidiary
	Industries	Subsidiary	Non-	Consolidating	Consolidated
	(Parent)	Guarantors	Guarantors	Adjustments	Total

ASSETS
Cash and cash equivalents	$2,640	$1,373	$1,230	$—	$5,243
Receivables, net	39,955	31,826	33,262	(8,580)	96,463
Inventories	56,114	54,002	21,333	(1,545)	129,904
Prepaid expenses	9,185	8,560	4,281	—	22,026

Total current assets	107,894	95,761	60,106	(10,125)	253,636
Property, plant and equipment, net	8,580	79,579	6,312	—	94,471
Goodwill, net	1,847	168,932	86,920	—	257,699
Intangible assets, net	85	131,869	93,658	—	225,612
Other non-current assets, net	836,301	150,366	35,507	(994,308)	27,866

Total Assets	$954,707	$626,507	$282,503	$(1,004,433)	$859,284

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities	$41,424	$43,492	$38,843	$(8,292)	$115,467
Long-term debt, less current portion	218,604	—	—	—	218,604
Non-current liabilities	285,500	(233,353)	110,001	(109,424)	52,724
Non-current deferred income taxes	(4,264)	37,010	26,012	288	59,046
Total shareholders’/invested equity	413,443	779,358	107,647	(887,005)	413,443

Total Liabilities and Shareholders’ Equity	$954,707	$626,507	$282,503	$(1,004,433)	$859,284

OXFORD INDUSTRIES, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Second Quarter Fiscal 2009

	Oxford		Subsidiary
	Industries	Subsidiary	Non-	Consolidating	Consolidated
	(Parent)	Guarantors	Guarantors	Adjustments	Total
Net sales	$74,081	$102,239	$25,848	$(9,281)	$192,887
Cost of goods sold	61,100	42,965	14,596	(4,317)	114,344

Gross profit	12,981	59,274	11,252	(4,964)	78,543
SG&A including amortization and impairment of intangible assets	11,175	52,187	15,821	(5,231)	73,952
Royalties and other operating income (loss)	22	2,057	1,203	(366)	2,916

Operating income (loss)	1,828	9,144	(3,366)	(99)	7,507
Interest (income) expense, net	6,684	(1,370)	931	—	6,245
Income (loss) from equity investment	4,594	—	—	(4,594)	—

Earnings (loss) before income taxes	(262)	10,514	(4,297)	(4,693)	1,262
Income taxes (benefit)	(859)	2,821	(1,199)	(34)	729

Net earnings (loss)	$597	$7,693	$(3,098)	$(4,659)	$533

First Half Fiscal 2009

	Oxford		Subsidiary
	Industries	Subsidiary	Non-	Consolidating	Consolidated
	(Parent)	Guarantors	Guarantors	Adjustments	Total
Net sales	$166,874	$210,304	$51,133	$(18,693)	$409,618
Cost of goods sold	135,769	88,929	25,384	(8,778)	241,304

Gross profit	31,105	121,375	25,749	(9,915)	168,314
SG&A including amortization and impairment of intangible assets	25,162	109,221	29,800	(11,240)	152,943
Royalties and other operating income (loss)	34	4,276	2,184	(1,109)	5,385

Operating income (loss)	5,977	16,430	(1,867)	216	20,756
Interest (income) expense, net	11,640	(2,717)	1,887	—	10,810
Income (loss) from equity investment	11,550	—	—	(11,550)	—

Earnings (loss) before income taxes	5,887	19,147	(3,754)	(11,334)	9,946
Income taxes (benefit)	(1,018)	5,084	(1,241)	76	2,901

Net earnings (loss)	$6,905	$14,063	$(2,513)	$(11,410)	$7,045

OXFORD INDUSTRIES, INC.
UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Second Quarter Fiscal 2008

	Oxford		Subsidiary
	Industries	Subsidiary	Non-	Consolidating	Consolidated
	(Parent)	Guarantors	Guarantors	Adjustments	Total

Net sales	$85,018	$120,331	$33,847	$(8,676)	$230,520
Cost of goods sold	68,419	52,921	15,559	(3,050)	133,849

Gross profit	16,599	67,410	18,288	(5,626)	96,671
SG&A including amortization and impairment of intangible assets	18,677	61,102	19,319	(6,068)	93,030
Royalties and other operating income (loss)	508	3,023	1,479	(659)	4,351

Operating income (loss)	(1,570)	9,331	448	(217)	7,992
Interest (income) expense, net	6,502	(3,052)	2,535	—	5,985
Income from equity investment	7,395	—	—	(7,395)	—

Earnings (loss) before income taxes	(677)	12,383	(2,087)	(7,612)	2,007
Income taxes (benefit)	(2,292)	3,010	(108)	(76)	534

Net earnings (loss)	$1,615	$9,373	$(1,979)	$(7,536)	$1,473

First Half Fiscal 2008

	Oxford		Subsidiary
	Industries	Subsidiary	Non-	Consolidating	Consolidated
	(Parent)	Guarantors	Guarantors	Adjustments	Total

Net sales	$190,394	$259,108	$74,253	$(20,293)	$503,462
Cost of goods sold	151,681	114,851	32,109	(8,159)	290,482

Gross profit	38,713	144,257	42,144	(12,134)	212,980
SG&A including amortization and impairment of intangible assets	38,676	127,842	39,904	(12,970)	193,452
Royalties and other income (loss)	537	5,934	3,189	(1,121)	8,539

Operating income (loss)	574	22,349	5,429	(285)	28,067
Interest (income) expense, net	13,518	(6,061)	4,860	—	12,317
Income from equity investment	20,521	—	—	(20,521)	—

Earnings (loss) before income taxes	7,577	28,410	569	(20,806)	15,750
Income taxes (benefit)	(3,598)	7,993	465	(100)	4,760

Net earnings (loss)	$11,175	$20,417	$104	$(20,706)	$10,990

OXFORD INDUSTRIES, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
First Half Fiscal 2009

	Oxford		Subsidiary
	Industries	Subsidiary	Non-	Consolidating	Consolidated
	(Parent)	Guarantors	Guarantors	Adjustments	Total
Cash Flows From Operating Activities:
Net cash (used in) provided by operating activities	$(97)	$35,965	$(762)	$—	$35,106
Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(1,496)	(3,212)	(1,132)	—	(5,840)

Net cash (used in) provided by investing activities	(1,496)	(3,212)	(1,132)	—	(5,840)
Cash Flows from Financing Activities:
Change in debt	(24,221)	—	4,169	—	(20,052)
Payments of debt issuance costs	(4,878)	—	—	—	(4,878)
Proceeds from issuance of common stock	193	—	—	—	193
Change in intercompany payable	33,566	(33,290)	(276)	—	—
Dividends on common stock	(2,919)	—	—	—	(2,919)

Net cash (used in) provided by financing activities	1,741	(33,290)	3,893	—	(27,656)

Net change in Cash and Cash Equivalents	148	(537)	1,999	—	1,610
Effect of foreign currency translation	—	—	561	—	561
Cash and Cash Equivalents at the Beginning of Period	1,527	537	1,226	—	3,290

Cash and Cash Equivalents at the End of Period	$1,675	$—	$3,786	$—	$5,461

First Half Fiscal 2008

	Oxford		Subsidiary
	Industries	Subsidiary	Non-	Consolidating	Consolidated
	(Parent)	Guarantors	Guarantors	Adjustments	Total
Cash Flows From Operating Activities:
Net cash (used in) provided by operating activities	$18,446	$49,576	$(5,942)	$64	$62,144
Cash Flows from Investing Activities:
Investment in unconsolidated entity	—	(408)	(38)	—	(446)
Purchases of property, plant and equipment	(1,658)	(10,297)	(325)	—	(12,280)
Proceeds from sale of property, plant and equipment	4	—	—	—	4

Net cash (used in) provided by investing activities	(1,654)	(10,705)	(363)	—	(12,722)
Cash Flows from Financing Activities:
Change in debt	(53,799)	(1)	3,045	—	(50,755)
Proceeds from issuance of common stock	53	—	—	—	53
Change in intercompany payable	40,237	(38,547)	(1,626)	(64)	—
Dividends on common stock	(2,743)	—	(5,958)	—	(8,701)

Net cash (used in) provided by financing activities	(16,252)	(38,548)	(4,539)	(64)	(59,403)

Net change in Cash and Cash Equivalents	540	323	(10,844)	—	(9,981)
Effect of foreign currency translation	—	—	312	—	312
Cash and Cash Equivalents at the Beginning of Period	2,100	1,050	11,762	—	14,912

Cash and Cash Equivalents at the End of Period	$2,640	$1,373	$1,230	$—	$5,243

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
     We generate revenues and cash flow primarily through the design, production, sale and distribution of branded and private label consumer apparel for men and women and the licensing of company-owned trademarks. Our principal markets and customers are located in the United States and, to a lesser extent, the United Kingdom. We source substantially all of our products through third-party producers located outside of the United States and United Kingdom. We distribute the majority of our products through our wholesale customers, which include chain stores, department stores, specialty stores, specialty catalog retailers, mass merchants and Internet retailers. We also sell products of certain owned brands through our owned and licensed retail stores and e-commerce websites.
     As a result of the weak global economic conditions, fiscal 2008 was a particularly challenging year for our company. These challenging economic conditions continued to impact each of our operating groups in the first half of fiscal 2009. We expect that these challenging economic conditions will continue to impact each of our operating groups through fiscal 2009 and perhaps beyond. In the current economic environment, we believe it is important to continue to focus on maintaining a healthy balance sheet and sufficient liquidity. Significant initiatives we have taken in fiscal 2008 and the first half of fiscal 2009 to achieve these objectives have included reducing working capital requirements, moderating capital expenditures for future retail stores, reducing overhead and issuing the $150 million aggregate principal amount of 11 3/8% Senior Secured Notes in June 2009 and the related satisfaction and discharge of the remaining 8 7/8% Senior Unsecured Notes.
     The apparel and retail industry is cyclical and dependent upon the overall level of discretionary consumer spending, which changes as regional, domestic and international economic conditions change. Often the impact of negative economic conditions may have a longer and more severe impact on the apparel and retail industry than the same conditions would have on other industries. Therefore, even if conditions improve in the general economy, the negative impact on the apparel and retail industry may continue.
     Diluted net earnings per common share were $0.45 in the first half of fiscal 2009 compared to diluted net earnings per common share of $0.69 in the first half of fiscal 2008. The primary reasons for the decrease in earnings per share were:
•	Net sales declined across all operating groups from the first half of fiscal 2008 primarily due to the impact of the challenging economic conditions.

•	Operating results for Ben Sherman were also impacted by the change in the average exchange rate between the British pound sterling and the United States dollar and Ben Sherman restructuring charges totaling approximately $1.4 million in the first half of fiscal 2009, which were primarily related to our exit from, and subsequent licensing of, the Ben Sherman footwear operations, as well as other streamlining initiatives.

•	Net sales for Lanier Clothes and Oxford Apparel were also impacted by our exit from certain businesses in fiscal 2008.

•	Royalty income decreased primarily as a result of the termination of the Tommy Bahama footwear license agreement, as well as the impact of the challenging economic conditions.

•	A charge of $1.8 million was recognized in interest expense, net, in the second quarter of fiscal 2009 related to the satisfaction and discharge of the remaining $166.8 million aggregate principal amount of 8 7/8% Senior Unsecured Notes.

•	Higher interest expense following issuance of the $150 million aggregate principal amount of 11 3/8% Senior Secured Notes issued in June 2009 as compared to the $200 million aggregate principal amount of 8 7/8% Senior Unsecured Notes outstanding during the second quarter of fiscal 2008.
These items were partially offset by:
•	Lanier Clothes, Oxford Apparel and Corporate and Other operations for the first half of fiscal 2008 were impacted by certain restructuring charges totaling $8.9 million and other unusual items resulting in a net benefit of $0.9 million.

•	Significant reductions were made in our SG&A across all operating groups as we streamline our operations and focus on our core businesses during the recent economic conditions.

•	Changes in our debt facilities which impacted interest expense, net included (1) the amendment and restatement of our U.S. Revolving Credit Agreement in August 2008 which provided more favorable borrowing terms than the Prior Credit Agreement, (2) our repurchase of $33.2 million of our 8 7/8% Senior Unsecured Notes resulting in a gain of $7.8 million in December 2008 and (3) varying levels of debt outstanding under our U.S. Revolving Credit Agreement between the two periods as a result of positive cash flows for the twelve months ended August 1, 2009.
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

	Second	Second
	Quarter	Quarter	Percent	First Half	First Half	Percent
	Fiscal 2009	Fiscal 2008	Change	Fiscal 2009	Fiscal 2008	Change

Net sales	$192,887	$230,520	(16.3%)	$409,618	$503,462	(18.6%)
Cost of goods sold	114,344	133,849	(14.6%)	241,304	290,482	(16.9%)

Gross profit	78,543	96,671	(18.8%)	168,314	212,980	(21.0%)
SG&A	73,637	88,972	(17.2%)	152,320	188,606	(19.2%)
Amortization and impairment of intangible assets	315	4,058	(92.2%)	623	4,846	(87.1%)
Royalties and other operating income	2,916	4,351	(33.0%)	5,385	8,539	(36.9%)

Operating income	7,507	7,992	(6.1%)	20,756	28,067	(26.0%)
Interest expense, net	6,245	5,985	4.3%	10,810	12,317	(12.2%)

Earnings before income taxes	1,262	2,007	(37.1%)	9,946	15,750	(36.9%)
Income taxes	729	534	36.5%	2,901	4,760	(39.1%)

Net earnings	$533	$1,473	(63.8%)	$7,045	$10,990	(35.9%)

	Percent of Net Sales
	Second	Second
	Quarter	Quarter	First Half	First Half
	Fiscal 2009	Fiscal 2008	Fiscal 2009	Fiscal 2008

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	59.3%	58.1%	58.9%	57.7%

Gross profit	40.7%	41.9%	41.1%	42.3%
SG&A	38.2%	38.6%	37.2%	37.5%
Amortization and impairment of intangible assets	0.2%	1.8%	0.2%	1.0%
Royalties and other operating income	1.5%	1.9%	1.3%	1.7%

Operating income	3.9%	3.5%	5.1%	5.6%
Interest expense, net	3.2%	2.6%	2.6%	2.4%

Earnings before income taxes	0.7%	0.9%	2.4%	3.1%
Income taxes	0.4%	0.2%	0.7%	0.9%

Net earnings	0.3%	0.6%	1.7%	2.2%

OPERATING GROUP INFORMATION
     Our business is operated through our four operating groups: Tommy Bahama, Ben Sherman, Lanier Clothes and Oxford Apparel. We identify our operating groups based on the way our management organizes the components of our business for purposes of allocating resources and assessing performance.
     Tommy Bahama designs, sources and markets collections of men’s and women’s sportswear and related products. Tommy Bahama® products can be found in our owned and licensed Tommy Bahama retail stores and on our e-commerce website as well as in certain department stores and independent specialty stores throughout the United States. The target consumers of Tommy Bahama are affluent men and women age 35 and older who embrace a relaxed and casual approach to daily living. We also license the Tommy Bahama name for various product categories and operate Tommy Bahama restaurants.
     Ben Sherman is a London-based designer, marketer and distributor of branded sportswear and related products. Ben Sherman was established in 1963 as an edgy, young men’s, “Mod”-inspired shirt brand and has evolved into a British lifestyle brand of apparel targeted at youthful-thinking men and women age 19 to 35 throughout the world. We offer a full Ben Sherman sportswear collection as well as tailored clothing and accessories. Our Ben Sherman products can be found in certain department stores and a variety of independent specialty stores, as well as in our owned and licensed Ben Sherman retail stores and on our e-commerce websites. We also license the Ben Sherman name for various product categories.
     Lanier Clothes designs and markets branded and private label men’s suits, sportcoats, suit separates and dress slacks across a wide range of price points. Certain Lanier Clothes products are sold using trademarks licensed to us by third parties, including Kenneth Cole®, Dockers®, and Geoffrey Beene®. We also offer branded tailored clothing products under our Arnold Brant® and Billy London® trademarks. In addition to our branded businesses, we design and source certain private label tailored clothing products, which are products sold exclusively to one customer under a brand name that is owned or licensed by such customer. Significant private label brands include Stafford®, Alfani®, Tasso Elba® and Lands’ End®. Our Lanier Clothes products are sold to national chains, department stores, mass merchants, specialty stores, specialty catalog retailers and discount retailers throughout the United States.
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
     The tables below present certain information about our operating groups (in thousands):

	Second	Second
	Quarter	Quarter	Percent	First Half	First Half	Percent
	Fiscal 2009	Fiscal 2008	Change	Fiscal 2009	Fiscal 2008	Change

Net Sales
Tommy Bahama	$94,439	$112,007	(15.7%)	$192,859	$241,265	(20.1%)
Ben Sherman	23,627	32,495	(27.3%)	47,846	69,082	(30.7%)
Lanier Clothes	25,204	28,184	(10.6%)	56,711	66,871	(15.2%)
Oxford Apparel	49,464	58,024	(14.8%)	112,668	126,708	(11.1%)
Corporate and Other	153	(190)	180.5%	(466)	(464)	(0.4%)

Total	$192,887	$230,520	(16.3%)	$409,618	$503,462	(18.6%)

	Second	Second
	Quarter	Quarter	Percent	First Half	First Half	Percent
	Fiscal 2009	Fiscal 2008	Change	Fiscal 2009	Fiscal 2008	Change

Operating Income
Tommy Bahama	$13,379	$18,143	(26.3%)	$25,629	$37,626	(31.9%)
Ben Sherman	(6,308)	(2,002)	(215.1%)	(8,284)	(1,747)	(374.2%)
Lanier Clothes	2,701	(11,355)	123.8%	5,438	(11,376)	147.8%
Oxford Apparel	4,129	3,738	10.5%	9,322	9,063	2.9%
Corporate and Other	(6,394)	(532)	NM	(11,349)	(5,499)	(106.4%)

Total	$7,507	$7,992	(6.1%)	$20,756	$28,067	(26.0%)

     For further information regarding our operating groups, see Note 4 to our unaudited condensed consolidated financial statements included in this report and Part I, Item 1, Business in our Annual Report on Form 10-K for fiscal 2008.
SECOND QUARTER FISCAL 2009 COMPARED TO SECOND QUARTER OF FISCAL 2008
     The discussion below compares our operating results for the second quarter of fiscal 2009 to the second quarter of fiscal 2008. Each change provided below reflects the change between these periods unless indicated otherwise.
     Net sales decreased $37.6 million, or 16.3%, in the second quarter of fiscal 2009 compared to the second quarter of fiscal 2008 primarily as a result of the changes discussed below.
     Tommy Bahama’s net sales decreased $17.6 million, or 15.7%. The decrease was primarily due to a reduction in net sales at wholesale and in our existing owned retail stores resulting from the challenging retail environment. This decrease in wholesale sales and existing store retail sales was partially offset by sales at our retail stores opened after the beginning of the second quarter of fiscal 2008 and increased e-commerce sales. Unit sales decreased 21.8% due primarily to the challenging retail environment. The average selling price per unit increased by 7.4%, as sales at our retail stores and our e-commerce sales, both of which have higher sales prices than wholesale sales, represented a greater proportion of total Tommy Bahama sales. As of August 1, 2009 and August 2, 2008, we operated 84 and 78 Tommy Bahama retail stores, respectively.
     Ben Sherman’s net sales decreased $8.9 million, or 27.3%. The decrease in net sales was primarily due to the 18% reduction in the average exchange rate of the British pound sterling versus the United States dollar during the second quarter of fiscal 2009 compared to the average exchange rate during the second quarter of fiscal 2008, as well as the impact of the challenging economic environment on wholesale shipments. During the second quarter, unit sales for Ben Sherman declined by 18.4% due primarily to the challenging economic conditions. The average selling price per unit decreased 10.9%, resulting primarily from the impact of the weaker British pound sterling, which was partially offset by a larger percentage of total Ben Sherman sales being sales at our own retail stores, which generally have a higher sales price than wholesale sales.
     Lanier Clothes’ net sales decreased $3.0 million, or 10.6%. The decrease was primarily due to (1) the challenging economic conditions, (2) our exit from the Oscar de la Renta and Nautica licensed businesses, with fiscal 2009 sales consisting of close out sales, and (3) the restructuring of the Arnold Brant business in fiscal 2008. The challenging economic conditions and the close out sales resulted in a decrease in the average selling price per unit of 21.4%. Unit sales increased by 13.8% for Lanier Clothes due to an increase in the number of close out sales in the second quarter of fiscal 2009.
     Oxford Apparel’s net sales decreased $8.6 million, or 14.8%. The decrease in net sales was generally anticipated in connection with our strategy to focus on key product categories and exit underperforming lines of business, but was also impacted by the challenging economic conditions. Unit sales decreased by 15.9% as a result of our exit from certain lines of business and economic conditions, and the average selling price per unit increased by 1.4% due to changes in product mix.
     Gross profit decreased $18.1 million, or 18.8%, in the second quarter of fiscal 2009. The decrease was primarily due to lower sales in each operating group, as described above. Gross margins decreased to 40.7% of net sales during the second quarter of fiscal 2009 from 41.9% in the second quarter of fiscal 2008. The second quarter of fiscal 2009 included a LIFO accounting charge of $2.9 million compared to a LIFO accounting credit of $3.3 million in the second quarter of fiscal 2008. Ben Sherman’s gross margins were negatively impacted by increased cost of goods sold related to inventory purchases denominated in United States dollars but sold in other currencies. These items, which negatively impacted gross margin in the second quarter of fiscal 2009, were partially offset by the restructuring charges impacting cost of goods sold in Lanier Clothes and Oxford Apparel totaling approximately $5.3 million in the second quarter of fiscal 2008. Gross margins were also impacted by the sales mix between our retail operations and wholesale operations, with retail sales, which generally have higher gross margins, representing a higher proportion of our net sales during the second quarter of fiscal 2009. Our gross profit may not be directly comparable to those of our competitors, as statement of operations classification of certain expenses may vary by company.
     SG&A decreased $15.3 million, or 17.2%, in the second quarter of fiscal 2009. SG&A was 38.2% of net sales in the second quarter of fiscal 2009 and 38.6% in the second quarter of fiscal 2008. The decrease in SG&A was primarily due to (1) significant reductions in our overhead cost structure, (2) cost reductions associated with our exit from certain businesses, (3) the impact on Ben Sherman of the 18% reduction in the average value of the British pound sterling versus the United States dollar, (4) reductions in advertising expenses and (5) the second quarter of fiscal 2008 including restructuring charges and other unusual items totaling a charge of approximately $1.6 million. These cost savings were partially offset by expenses associated with the operation of additional retail stores which opened subsequent to the beginning of the second quarter of fiscal 2008 and $1.4 million of restructuring charges during the second quarter of fiscal 2009 primarily associated with our exit from, and subsequent licensing of, the Ben Sherman footwear operations as well as other streamlining activities.
     Amortization and impairment of intangible assets decreased $3.7 million to $0.3 million in the second quarter of fiscal 2009. The decrease was primarily due to the $3.3 million of impairment charges related to the Arnold Brant and Solitude intangible assets in Lanier Clothes and Oxford Apparel, respectively, in the second quarter of fiscal 2008. This decrease was also partially the result of amortization typically being greater in the earlier periods following an acquisition.
     Royalties and other operating income decreased $1.4 million, or 33.0%, in the second quarter of fiscal 2009. The decrease was primarily due to the termination of the license agreement for footwear in Tommy Bahama, the 19% decline in the average value of the British pound sterling versus the United States dollar, which impacted Ben Sherman royalty income, and the challenging economic conditions. The second quarter of fiscal 2008 included a gain on the sale of a trademark by Oxford Apparel.
     Operating income decreased to $7.5 million in the second quarter of fiscal 2009 from $8.0 million in the second quarter of fiscal 2008. The $0.5 million decrease in operating income was primarily due to the decreases in net sales and royalty income, which were partially offset by decreases in SG&A and lower restructuring charges in the second quarter of fiscal 2009.
     Tommy Bahama’s operating income decreased $4.8 million to $13.4 million in the second quarter of fiscal 2009. The decrease was primarily due to the reduction in sales and decreased royalty income, both as discussed above. These items were partially offset by (1) decreased employment, advertising and other SG&A and (2) higher gross margins due to retail sales representing a greater proportion of Tommy Bahama sales in the second quarter of fiscal 2009.
     Ben Sherman’s operating results declined by $4.3 million to a loss of $6.3 million. The decline in operating results was primarily due to (1) lower sales, (2) the unfavorable impact on cost of goods sold related to inventory purchases denominated in United States dollars but sold in other currencies, (3) lower royalty income and (4) the $1.4 million of restructuring charges primarily related to our exit from, and subsequent licensing of, the Ben Sherman footwear operations and other streamlining initiatives, as discussed above. These items were partially offset by overhead reductions.
     Lanier Clothes’ operating results increased $14.1 million, from a loss of $11.4 million in the second quarter of fiscal 2008 to a profit of $2.7 million in the second quarter of fiscal 2009. The second quarter of fiscal 2008 included $9.5 million of restructuring charges associated with our exit from the Nautica and Oscar de la Renta licensed businesses and restructuring of our Arnold Brant business and certain other unusual items. Aside from the restructuring charges in fiscal 2008, improved gross margins and reductions in SG&A contributed to the improved in operating results during the second quarter of fiscal 2009.
     Oxford Apparel’s operating income increased $0.4 million to $4.1 million in the second quarter of fiscal 2009. The impact of the decreased sales in the current quarter, discussed above, was offset by reductions in SG&A. The reductions in SG&A in the current quarter were attributable to reductions in employment costs and variable operating expenses. The second quarter of fiscal 2008 included a net charge of $0.3 million related to (1) an impairment charge for the Solitude intangible assets, (2) certain inventory disposal costs associated with exiting the Solitude business, (3) the resolution of a contingent liability and (4) a gain on the sale of a trademark.

     The Corporate and Other operating loss increased $5.9 million from a loss of $0.5 million in the second quarter of fiscal 2008 to a loss of $6.4 million in the second quarter of fiscal 2009. The second quarter of fiscal 2009 included a charge of $2.9 million related to LIFO accounting adjustments compared to a credit of $3.3 million in the second quarter of fiscal 2008.
     Interest expense, net increased $0.3 million, or 4.3%, in the second quarter of fiscal 2009. The increase in interest expense was primarily due to the write-off of $1.8 million of unamortized deferred financing costs and discount related to the 8 7/8% Senior Unsecured Notes, which were satisfied and discharged in June 2009. This charge was partially offset by lower average daily borrowings due to strong cash flow from operations during the twelve months ended August 1, 2009 and the gain on the repurchase of certain of our 8 7/8% Senior Unsecured Notes for a $7.8 million gain in the third quarter of fiscal 2008.
     Income taxes had an effective rate of 57.8% and 26.6% for the second quarter of fiscal 2009 and 2008, respectively. The second quarter of fiscal 2009 was impacted by a reduction in the anticipated benefit of favorable permanent differences expected for the year, as compared to the first quarter of fiscal 2009, resulting from changes in the mix of earnings between certain taxing jurisdictions. The second quarter of fiscal 2008 was impacted by lower projected earnings for fiscal 2008, as compared to the first quarter of fiscal 2008, resulting from the restructuring charges recognized in the second quarter of fiscal 2008.
     Diluted net earnings per common share decreased to $0.03 in the second quarter of fiscal 2009 from $0.09 in the second quarter of fiscal 2008. This change was primarily due to the sales declines resulting from the challenging economic conditions, partially offset by the reductions in operating expenses and the lower restructuring charges, as discussed above.
FIRST HALF OF FISCAL 2009 COMPARED TO FIRST HALF OF FISCAL 2008
     The discussion below compares our operating results for the first half of fiscal 2009 to the first half of fiscal 2008. Each change provided below reflects the change between these periods unless indicated otherwise.
     Net sales decreased $93.8 million, or 18.6%, in the first half of fiscal 2009 compared to the first half of fiscal 2008 primarily as a result of the changes discussed below.
     Tommy Bahama’s net sales decreased $48.4 million, or 20.1%. The decrease was primarily due to a reduction in net sales at wholesale and in our existing owned retail stores resulting from the challenging retail environment. This decrease in wholesale sales and existing store retail sales was partially offset by sales at our retail stores opened after the beginning of fiscal 2008 and increased e-commerce sales. Unit sales decreased 27.5% due primarily to the challenging retail environment. The average selling price per unit increased by 8.7%, as sales at our retail stores and our e-commerce sales, both of which have higher sales prices than wholesale sales, represented a greater proportion of total Tommy Bahama sales.
     Ben Sherman’s net sales decreased $21.2 million, or 30.7%. The decrease in net sales was primarily due to the 23% reduction in the average exchange rate of the British pound sterling versus the United States dollar during the first half of fiscal 2009 compared to the average exchange rate during the first half of fiscal 2008, as well as the impact of the challenging economic environment on wholesale shipments. During the first half of fiscal 2009, unit sales for Ben Sherman declined by 19.5% due primarily to the challenging economic conditions. The average selling price per unit decreased 14.0%, resulting primarily from the impact of the weaker British pound sterling, which was partially offset by a larger percentage of total Ben Sherman sales being sales at our owned retail stores, which generally have a higher sales price than wholesale sales.
     Lanier Clothes’ net sales decreased $10.2 million, or 15.2%. The decrease was primarily due to (1) the challenging economic conditions, (2) our exit from the Oscar de la Renta and Nautica licensed businesses, with fiscal 2009 sales consisting of close out sales, and (3) the restructuring of the Arnold Brant business in fiscal 2008. These factors resulted in a decrease in unit sales of 3.3% and a decrease in the average selling price per unit of 12.3% for Lanier Clothes.
     Oxford Apparel’s net sales decreased $14.0 million, or 11.1%. The decrease in net sales was generally anticipated in connection with our strategy to focus on key product categories and exit underperforming lines of business, but was also impacted by the difficult economic conditions. Unit sales decreased by 12.0% as a result of our exit from certain lines of business and economic conditions, and the average selling price per unit increased by 1.1% due to changes in product mix.

     Gross profit decreased $44.7 million, or 21.0%, in the first half of fiscal 2009. The decrease was primarily due to lower sales in each operating group, as described above. Gross margins decreased to 41.1% of net sales during the first half of fiscal 2009 from 42.3% in the first half of fiscal 2008. The first half of fiscal 2009 included a LIFO accounting charge of $4.5 million compared to a LIFO accounting credit of $2.8 million in the first half of fiscal 2008. Ben Sherman’s gross margins were negatively impacted by increased cost of goods sold related to inventory purchases denominated in United States dollars but sold in other currencies. These items, which negatively impacted gross margin in the first half of fiscal 2009, were partially offset by the restructuring charges impacting cost of goods sold in Lanier Clothes and Oxford Apparel totaling approximately $5.3 million in the first half of fiscal 2008. Gross margins were also impacted by the sales mix between our retail operations and wholesale operations, with retail sales, which generally have higher gross margins, representing a higher proportion of our net sales during the first half of fiscal 2009. Our gross profit may not be directly comparable to those of our competitors, as statement of operations classification of certain expenses may vary by company.
     SG&A decreased $36.3 million, or 19.2%, in the first half of fiscal 2009. SG&A was 37.2% of net sales in the first half of fiscal 2009 and 37.5% in the first half of fiscal 2008. The decrease in SG&A was primarily due to (1) significant reductions in our overhead cost structure, (2) cost reductions associated with our exit from certain businesses, (3) the impact on Ben Sherman of the 23% reduction in the average value of the British pound sterling versus the United States dollar, (4) reductions in retail store pre-openings costs, (5) reductions in advertising expenses and (6) the first half of fiscal 2008 included restructuring charges and other unusual items totaling a net charge of approximately $1.6 million. The cost savings were partially offset by expenses associated with the operation of additional retail stores which opened subsequent to the beginning of fiscal 2008 and $1.4 million of restructuring charges during the first half of fiscal 2009 primarily associated with our exit from, and subsequent licensing of, the Ben Sherman footwear operations as well as other streamlining initiatives in fiscal 2009.
     Amortization and impairment of intangible assets decreased $4.2 million to $0.6 million in the first half of fiscal 2009. The decrease was primarily due to the $3.3 million of impairment charges related to the Arnold Brant and Solitude intangible assets in Lanier Clothes and Oxford Apparel, respectively, in the first half of fiscal 2008. This decrease was also partially the result of amortization typically being greater in the earlier periods following an acquisition. Amortization of intangible assets is expected to be approximately $1.2 million in fiscal 2009, including the $0.6 million recognized in the first half of fiscal 2009.
     Royalties and other operating income decreased $3.2 million, or 36.9%, in the first half of fiscal 2009. The decrease was primarily due to the termination of the license agreement for footwear in Tommy Bahama, the 23% decline in the average value of the British pound sterling versus the United States dollar, which impacted Ben Sherman royalty income, and the challenging economic conditions. The first half of fiscal 2008 also included a gain on the sale of a trademark by Oxford Apparel.
     Operating income decreased $7.3 million to $20.8 million in the first half of fiscal 2009. The decrease in operating income was primarily due to the decreases in sales and royalty income, which were partially offset by decreases in SG&A and lower restructuring charges, as discussed above.
     Tommy Bahama’s operating income decreased $12.0 million to $25.6 million in the first half of fiscal 2009. The decrease was primarily due to the reduction in sales and decreased royalty income, as discussed above. These items were partially offset by (1) decreased employment, advertising, store pre-opening and other variable operating costs and (2) higher gross margins as retail sales represented a greater proportion of total Tommy Bahama sales.
     Ben Sherman’s operating results decreased by $6.5 million to a loss of $8.3 million. The decline in operating results was primarily due to (1) lower sales, (2) the unfavorable impact on inventory purchases denominated in United States dollars but sold in other currencies, (3) lower royalty income and (4) $1.4 million of restructuring charges primarily related to the exit from, and subsequent licensing of, the Ben Sherman footwear operations as well as other streamlining initiatives, as discussed above. These items were partially offset by overhead reductions.
     Lanier Clothes’ operating results increased $16.8 million, from a loss of $11.4 million in the first half of fiscal 2008 to a profit of $5.4 million in the first half of fiscal 2009. The first half of fiscal 2008 included $9.5 million of restructuring charges associated with our exit from the Nautica and Oscar de la Renta licensed businesses and restructuring of our Arnold Brant business and certain other unusual items. Aside from the restructuring charges in fiscal 2008, improved gross margins and reductions in SG&A contributed to the improved operating results.

     Oxford Apparel’s operating income increased $0.3 million to $9.3 million in the first half of fiscal 2009. The impact of the decreased sales in the first half of fiscal 2009, discussed above, was offset by reductions in SG&A. The reductions in SG&A in the first half of fiscal 2009 were attributable to reductions in employment costs and variable operating expenses. The first half of fiscal 2008 included a net charge of $0.3 million related to (1) an impairment charge for the Solitude intangible assets, (2) certain inventory disposal costs associated with exiting the Solitude business, (3) the resolution of a contingent liability and (4) a gain on the sale of a trademark.
     The Corporate and Other operating loss increased $5.9 million from a loss of $5.5 million in the first half of fiscal 2008 to a loss of $11.3 million in the first half of fiscal 2009. The first half of fiscal 2009 included a charge of $4.5 million related to LIFO accounting adjustments compared to a credit of $2.8 million in the first half of fiscal 2008. The impact of LIFO accounting adjustments was partially offset by reductions in SG&A.
     Interest expense, net decreased $1.5 million, or 12.2%, in the first half of fiscal 2009. The decrease in interest expense was primarily due to lower average daily borrowings due to strong cash flow from operations during the twelve months ended August 1, 2009 and the gain on the repurchase of certain of our 8 7/8% Senior Unsecured Notes for a $7.8 million gain in the third quarter of fiscal 2008. The lower average daily borrowings in the first half of fiscal 2009 were partially offset by a $1.8 million charge related to the write-off of unamortized deferred financing costs and discount related to the 8 7/8% Senior Unsecured Notes which were satisfied and discharged in June 2009.
     Income taxes had an effective rate of 29.2% and 30.2% for the first half of fiscal 2009 and 2008, respectively. The rates for both periods reflect the favorable impact of permanent differences and the impact of certain discrete items, including the decrease in certain contingency reserves.
     Diluted net earnings per common share decreased to $0.45 in the first half of fiscal 2009 from $0.69 in the first half of fiscal 2008. This change was primarily due to the sales declines and lower royalty income, partially offset by the reductions in SG&A and interest expense, each as discussed above.
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
     The table below provides summary cash flow information (in thousands).

	First Half	First Half
	Fiscal 2009	Fiscal 2008

Net cash provided by operating activities	$35,106	$62,144
Net cash used in investing activities	(5,840)	(12,722)
Net cash used in financing activities	(27,656)	(59,403)
     Cash and cash equivalents on hand was $5.5 million and $5.2 million at August 1, 2009 and August 2, 2008, respectively. Debt, including short-term debt, was $180.8 million and $221.6 million as of August 1, 2009 and August 2, 2008, respectively. The decrease in debt from the prior year was primarily due to cash flow from operating activities resulting from lower working capital positions subsequent to August 2, 2008, which exceeded cash requirements for investing and financing activities, and the repurchase of certain of our 8 7/8% Senior Unsecured Notes for a $7.8 million gain in the fourth quarter of fiscal 2008.

Operating Activities
     During the first half of fiscal 2009 and the first half of fiscal 2008, our operations generated $35.1 million and $62.1 million of cash, respectively. The operating cash flows for both periods were primarily the result of earnings for the period, adjusted for non-cash activities such as depreciation, amortization and stock compensation expense as well as changes in our working capital accounts. In the first half of fiscal 2009, the significant changes in working capital from January 31, 2009 were a decrease in inventories partially offset by a decrease in current liabilities each of which is discussed below. In the first half of fiscal 2008, the significant changes in working capital from February 2, 2008 included a decrease in inventories and accounts receivable, each as discussed below.
     Our working capital ratio, which is calculated by dividing total current assets by total current liabilities, was 1.87:1, 2.14:1 and 2.20:1 at August 1, 2009, January 31, 2009 and August 2, 2008, respectively. The decrease was primarily due to reductions in our inventory and accounts receivable levels and higher amounts of debt being classified as current at August 1, 2009.
     Receivables were $78.5 million and $96.5 million at August 1, 2009 and August 2, 2008, respectively, representing a decrease of 19%, which was primarily due to lower wholesale sales in the last two months of the second quarter of fiscal 2009 compared to the last two months of the second quarter of fiscal 2008.
     Inventories were $97.4 million and $129.9 million at August 1, 2009 and August 2, 2008, respectively, representing a decrease of 25%. Inventory levels at Ben Sherman, Lanier Clothes and Oxford Apparel have each decreased as we have focused on mitigating inventory markdown risk and promotional pressure and have exited certain lines of businesses. Inventory levels at Tommy Bahama increased slightly in order to support the additional retail stores we were operating at August 1, 2009.
     Prepaid expenses were $19.4 million and $22.0 million at August 1, 2009 and August 2, 2008, respectively. The decrease was primarily due to the timing of payment of certain expenses.
     Current liabilities were $107.4 million and $115.5 million at August 1, 2009 and August 2, 2008, respectively. The decrease in current liabilities was primarily due to reductions in accruals related to inventory due to lower inventory levels, reductions in payables related to employment and other overhead costs and a reduction in interest payable due to our reduced debt levels at August 1, 2009. These reductions were partially offset by an increase in current maturities of long-term debt as of August 1, 2009, based on our expected near-term debt levels.
     Other non-current liabilities, which primarily consist of deferred rent and deferred compensation amounts, were $46.8 million and $52.7 million at August 1, 2009 and August 2, 2008, respectively. The decrease was primarily due to the decline in the market values of deferred compensation investments.
     Non-current deferred income taxes were $30.0 million and $59.0 million at August 1, 2009 and August 2, 2008, respectively. The change primarily resulted from (1) the impact of the impairment and amortization of certain intangible assets recognized in the fourth quarter of fiscal 2008, (2) the change in foreign currency exchange rates subsequent to August 2, 2008, (3) changes in book to tax differences for depreciation and deferred compensation subsequent to August 2, 2008 and (4) changes in taxes accrued on undistributed foreign earnings.
Investing Activities
     During the first half of fiscal 2009, investing activities used $5.8 million of cash, consisting of capital expenditures related to new retail stores and costs associated with our ongoing implementation of a new integrated financial system, which is currently in process. During the first half of fiscal 2008, investing activities used $12.7 million of cash. These investing activities included $12.3 million of capital expenditures primarily related to new retail stores and restaurants and costs associated with our implementation of a new integrated financial system.
     Non-current assets, including property, plant and equipment, goodwill, intangible assets and other non-current assets, decreased from August 2, 2008 to August 1, 2009 primarily due to (1) the fourth quarter fiscal 2008 impairment and amortization of certain goodwill, intangible assets and investment in joint venture amounts, (2) depreciation related to our property, plant and equipment, (3) decreases in the market values of deferred compensation investments and (4) the write-off and amortization of certain deferred financing costs. These decreases were partially offset by capital expenditures subsequent to August 2, 2008, as discussed above, and the payment of certain deferred financing costs associated with our U.S. Revolving Credit Agreement and our 11 3/8% Senior Secured Notes in August 2008 and June 2009, respectively.

Financing Activities
     During the first half of fiscal 2009, financing activities used $27.7 million of cash. Cash flow from operations, borrowings under our U.S. Revolving Credit Agreement and the proceeds from the issuance of $150.0 million aggregate principal amount of 11 3/8% Senior Secured Notes were used to repurchase $166.8 million aggregate principal amount of our 8 7/8% Senior Unsecured Notes, to pay $2.9 million of dividends for the first and second quarters of fiscal 2009 and to pay $4.9 million of financing costs associated with our 11 3/8% Senior Secured Notes issued in June 2009.
     During the first half of fiscal 2008, financing activities used $59.4 million of cash. Cash flow from operations was used to repay amounts outstanding under our credit facilities during the first half of fiscal 2008. Additionally, $8.7 million of dividends were paid during the first half of fiscal 2008. These dividend payments included payments for the quarter ended February 2, 2008 and the first and second quarters of fiscal 2008.
Liquidity and Capital Resources
     The table below provides a description of our significant financing arrangements and the amounts outstanding under these financing arrangements (in thousands) as of August 1, 2009:

$175 million U.S. Secured Revolving Credit Facility (“U.S. Revolving Credit Agreement”), which is limited to a borrowing base consisting of specified percentages of eligible categories of assets, accrues interest (3.25% at August 1, 2009), unused line fees and letter of credit fees based upon a pricing grid which is tied to average unused availability, requires interest payments monthly with principal due at maturity (August 2013) and is secured by a first priority security interest in the accounts receivable (other than royalty payments in respect of trademark licenses), inventory, investment property (including the equity interests of certain subsidiaries), general intangibles (other than trademarks, trade names and related rights), deposit accounts, intercompany obligations, equipment, goods, documents, contracts, books and records and other personal property of Oxford Industries, Inc. and substantially all of its domestic subsidiaries and a second priority interest in those assets in which the holders of the 11 3/8% Senior Secured Notes have a first priority interest (1)
$24,277
£12 million Senior Secured Revolving Credit Facility (“U.K. Revolving Credit Agreement”), which accrues interest at the bank’s base rate plus 1.35% (1.85% at August 1, 2009), requires interest payments monthly with principal payable on demand and is collateralized by substantially all of the United Kingdom assets of Ben Sherman	10,417
11.375% Senior Secured Notes (“11 3/8% Senior Secured Notes”), which accrue interest at an annual rate of 11.375% (effective interest rate of 12%) and require interest payments semi-annually in January and July of each year, require payment of principal at maturity (July 2015), are subject to certain prepayment penalties, are secured by a first priority interest in all U.S. registered trademarks and certain related rights and certain future acquired real property owned in fee simple of Oxford Industries, Inc. and substantially all of its domestic subsidiaries and a second priority interest in those assets in which the lenders under the U.S. Revolving Credit Agreement have a first priority interest (2)
150,000
Unamortized discount (2)	(3,920)

Total debt	$180,774
Short-term debt and current maturities of long-term debt	(20,417)

Long-term debt, less current maturities	$160,357

(1)	$14.3 million of the $24.3 million outstanding under the U.S. Revolving Credit Agreement at August 1, 2009 was classified as long-term debt as this amount represents the minimum amount we anticipate to be outstanding under the U.S. Revolving Credit Agreement during fiscal 2009.

(2)	In June 2009, we issued the 11 3/8% Senior Secured Notes at 97.353% of the $150 million principal amount, resulting in gross proceeds of $146.0 million. Proceeds from the 11 3/8% Senior Secured Notes and borrowings under our U.S. Revolving Credit Agreement were used to fund the satisfaction and discharge of the 8 7/8% Senior Unsecured Notes outstanding at that time.
     Our credit facilities are used to finance trade letters of credit, as well to provide funding for other operating activities, capital expenditures and acquisitions. As of August 1, 2009, approximately $26.4 million of trade letters of credit and other limitations on availability in the aggregate were outstanding against the U.S. Revolving Credit Agreement and the U.K. Revolving Credit Agreement. On August 1, 2009, we had approximately $97.3 million and $3.7 million in unused availability under the U.S. Revolving Credit Agreement and the U.K. Revolving Credit

Agreement, respectively, subject to the respective limitations on borrowings set forth in the U.S. Revolving Credit Agreement, U.K. Revolving Credit Agreement and the indenture for the 11 3/8% Senior Secured Notes.
Covenants, Other Restrictions and Prepayment Penalties
     Our credit facilities and 11 3/8% Senior Secured Notes are subject to a number of affirmative covenants regarding the delivery of financial information, compliance with law, maintenance of property, insurance and conduct of business. Also, our credit facilities and 11 3/8% Senior Secured Notes are subject to certain negative covenants or other restrictions including, among other things, limitations on our ability to (i) incur debt, (ii) guaranty certain obligations, (iii) incur liens, (iv) pay dividends to shareholders, (v) repurchase shares of our common stock, (vi) make investments, (vii) sell assets or stock of subsidiaries, (viii) acquire assets or businesses, (ix) merge or consolidate with other companies, or (x) prepay, retire, repurchase or redeem debt.
     Pursuant to the indenture governing our 11 3/8% Senior Secured Notes, our ability to incur certain indebtedness or to make certain restricted payments, as defined in the indenture, is subject to our meeting certain conditions, including in each case the condition that our fixed charge coverage ratio, as defined in the indenture, not be less than 2.0 to 1.0 for the preceding four fiscal quarters on a pro forma basis after giving effect to the proposed indebtedness or restricted payment and, in the case of a restricted payment, the condition that the aggregate total of all restricted payments not exceed a certain allowable amount calculated pursuant to a formula set forth in the indenture. Restricted payments under the indenture include, without limitation, cash dividends to shareholders, repurchases of our capital stock, and certain investments.
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
     We believe that the affirmative covenants, negative covenants, financial covenants and other restrictions are customary for those included in similar facilities and notes. As of August 1, 2009, no financial covenant testing was required pursuant to our U.S. Revolving Credit Agreement as the minimum availability threshold was met during the quarter. As of August 1, 2009, we were compliant with all covenants related to our credit facilities and 11 3/8% Senior Secured Notes.
     At any time prior to July 15, 2012, we may redeem all or a portion of the 11 3/8% Senior Secured Notes, on not less than 30 nor more than 60 days’ prior notice, in amounts of $2,000 or an integral multiple of $1,000 in excess thereof, at a price equal to the greater of (i) 100% of the aggregate principal amount of the 11 3/8% Senior Secured Notes to be redeemed, together with accrued and unpaid interest, if any, to the date of redemption and (ii) as determined by an independent investment banker (as prescribed under the indenture), the sum of the present values of 105.688% of the principal amount of the 11 3/8% Senior Secured Notes being redeemed plus scheduled payments of interest (not including any portion of such payments of interest accrued as of the date of redemption) from the date of redemption to July 15, 2012 discounted to the redemption date on a semiannual basis (assuming a 360-day year consisting of twelve 30-day months) at the Adjusted Treasury Rate (as defined in the indenture) plus 50 basis points, together with accrued and unpaid interest, if any, to the date of redemption.
     On or after July 15, 2012, we may redeem all or a portion of the 11 3/8% Senior Secured Notes, on not less than 30 nor more than 60 days’ prior notice, in amounts of $2,000 or an integral multiple of $1,000 in excess thereof at the following redemption prices (expressed as percentages of the principal amount), together with accrued and unpaid interest, if any, to the redemption date, if redeemed during the 12-month period beginning July 15 of the years indicated below:

2012	105.688%
2013	102.844%
2014 and thereafter	100.000%

Other Liquidity Items
     Our debt-to-total-capitalization ratio was 63%, 68% and 35% at August 1, 2009, January 31, 2009 and August 2, 2008, respectively. The change in this ratio from August 2, 2008 to August 1, 2009 is primarily a result of impairment of certain goodwill and intangible assets during fiscal 2008 which reduced shareholders’ equity significantly. Our debt levels and ratio of debt-to-total-capitalization in future periods may not be comparable to historical amounts due to the changes to our credit facilities and the notes in the last twelve months, as discussed above, and as we continue to assess and periodically make changes to our capital structure. Changes in our capital structure, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.
     We anticipate that we will be able to satisfy our ongoing cash requirements, which generally consist of working capital needs, capital expenditures (primarily for the opening of additional retail stores and the implementation of a new integrated financial system) and interest payments on our debt during fiscal 2009, primarily from positive cash flow from operations supplemented by borrowings under our lines of credit, if necessary. Our need for working capital is typically seasonal with the greatest requirements generally existing in the fall and spring of each year. Our capital needs will depend on many factors including our growth rate, the need to finance inventory levels and the success of our various products. At maturity of the U.S. Revolving Credit Agreement and the 11 3/8% Senior Secured Notes or if the U.K. Revolving Credit Agreement was required to be paid, we anticipate that we will be able to refinance the facilities and debt with terms available in the market at that time, which may or may not be as favorable as the terms of the current agreements.
     Our contractual obligations as of August 1, 2009 have not changed significantly from the contractual obligations outstanding at January 31, 2009 other than (1) changes in the amounts outstanding under our U.S. Revolving Credit Agreement, (2) changes in the amounts outstanding under our U.K. Revolving Credit Agreement, (3) changes in amounts outstanding pursuant to letters of credit, (4) the issuance of the 11 3/8% Senior Secured Notes due July 2015 and (5) the repayment and satisfaction of all obligations related to the 8 7/8% Senior Unsecured Notes due June 2011 (each as discussed above). The 11 3/8% Senior Secured Notes require interest payments of $8.5 million each January and July through their maturity in July 2015.
     Our anticipated capital expenditures for fiscal 2009, including $5.8 million incurred during the first half of fiscal 2009, are expected to be approximately $10 million. These expenditures will consist primarily of additional Tommy Bahama and Ben Sherman retail stores and the costs associated with the implementation of a new integrated financial system.
Off Balance Sheet Arrangements
     We have not entered into agreements which meet the SEC’s definition of an off balance sheet financing arrangement, other than operating leases, and have made no financial commitments to or guarantees with respect to any unconsolidated subsidiaries or special purpose entities.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
     The discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to bad debts, inventories, intangible assets, income taxes, stock compensation expense, contingencies and litigation and certain other accrued expenses. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies and estimates are discussed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for fiscal 2008. There have not been any significant changes to the application of our critical accounting policies and estimates during the first half of fiscal 2009, except that we no longer have any goodwill recognized in our balance sheet after the impairment charge which was recognized in the fourth quarter of fiscal 2008.
     A detailed summary of significant accounting policies is included in Note 1 to our consolidated financial statements contained in our Annual Report on Form 10-K for fiscal 2008.

SEASONALITY
     Although our various product lines are sold on a year-round basis, the demand for specific products or styles may be seasonal. For example, the demand for Tommy Bahama and golf products is higher in the spring and summer seasons. Generally, our wholesale products are sold prior to each of the retail selling seasons, consisting of spring, summer, fall and holiday. As the timing of product shipments and other events affecting the retail business may vary, results for any particular quarter may not be indicative of results for the full year. The percentage of net sales by quarter (unaudited) for fiscal 2008 was 29%, 24%, 26% and 21%, respectively, and the percentage of earnings (loss) before income taxes by quarter (unaudited) for fiscal 2008 was 5%, 1%, 2% and (108%), respectively. We do not believe the fiscal 2008 distribution of earnings (loss) before income taxes is indicative of the distribution in future years, in particular because certain of the quarters in fiscal 2008 were impacted to varying degrees by restructuring charges, asset impairment charges, other unusual items, a gain on the repurchase of a portion of our 8 7/8% Senior Unsecured Notes and the challenging economic environment.
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
     There have not been any changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the second quarter of fiscal 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Our business is and will continue to be heavily influenced by economic trends and general economic conditions. Economic conditions may continue to adversely affect our sales, increase our cost of goods sold or require us to significantly modify our business practices.

The recent deterioration of the general economic environment, distress in the financial markets and general uncertainty about the economy are continuing to have a significant negative impact on businesses and consumers around the world, including our own business.
The recent global economic crisis has had, and is continuing to have, an adverse impact on retail sales of apparel and other consumer products. Reduced sales by our wholesale customers may lead to lower retail inventory levels, reduced orders and/or order cancellations. Reduced sales by these customers, along with the possibility of their reduced access to, or inability to access, the credit markets, may result in our customers experiencing significant financial difficulties. Financial difficulties of customers could result in reduced sales to those customers or could result in store closures, bankruptcies or liquidations by those customers. Higher credit risk relating to receivables from customers experiencing financial difficulty may result. If these developments occur, our inability to shift sales to other customers or to collect on our accounts receivable could negatively impact our financial condition and results of operations.
In addition, credit markets have experienced significant disruptions and certain leading financial institutions have either declared bankruptcy or have shown significant deterioration in their financial stability. Further deterioration in the financial markets could make future financing difficult or more expensive.
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
A significant portion of our revenues are direct-to-consumer through retail stores, restaurants and Internet websites. Reduced consumer confidence, along with a reduction in the availability of consumer credit and increasing unemployment, has led, and may continue to lead, to reduced purchases of our products at our retail stores, restaurants and/or Internet websites, which could have a negative impact on the demand for our products and reduce our operating leverage.
Additionally, during economic periods such as the recent conditions, certain long term commitments, such as leases and license agreements, may not be as beneficial in the short-term as was desired when we initially entered into the agreements. Lease agreements and license agreements often require certain minimum payments which do not fluctuate with sales. Our ability to reduce these costs may be minimal, even if we determine to no longer utilize the retail space or trademark over a portion of the term of the agreement, as the other party may not be willing to renegotiate the agreement. These long-term agreements may result in higher costs as a percentage of sales than we originally anticipated or we realized in prior years and thus negatively impact our operating results in future periods.
We are unsure when economic conditions will improve. If economic conditions worsen or continue to remain weak over a long period, there is an increased likelihood of a more significant adverse impact on our business.
Beyond the recent economic crisis, the apparel industry is cyclical and dependent upon the overall level of discretionary consumer spending, which changes as regional, domestic and international economic conditions change. Often, the apparel industry tends to experience longer periods of recession and generally experiences greater declines than the general economy. Overall economic conditions that affect discretionary consumer spending include, but are not limited to, employment levels, recessions, energy costs, interest rates, tax rates, personal debt levels, housing prices and stock market volatility. Uncertainty about the future may also impact the level of discretionary consumer spending or result in shifts in consumer spending to products other than apparel. Any deterioration in general economic or political conditions, acts of war or terrorism or other factors that create uncertainty or alter the discretionary consumer habits in our key markets, particularly the United States and the United Kingdom, could reduce our sales, increase our costs of goods sold or require us to significantly modify our current business practices and, consequently, harm our results of operations. These and other events that impact our operating results could also result in adverse consequences to our business, such as our inability to continue to comply with financial covenants under our debt instruments or to continue to meet minimum sales thresholds to certain of our licensors.
The apparel industry is highly competitive, and we face significant competitive threats to our business from various third parties that could reduce our sales, increase our costs, reduce price points for our products, and/or decrease margins.
The apparel industry is highly competitive. Our competitors include numerous domestic and foreign apparel designers, manufacturers, distributors, importers, licensors, and retailers, some of which may also be our customers and some of whom are significantly larger and have significantly greater financial resources than we do. The level and nature of our competition varies, and the number of our direct competitors and the intensity of competition may increase as we expand into other markets or product lines or as other companies expand into our markets or product lines. Some of our competitors may be able to adapt to changes in consumer demand more quickly, to devote greater resources to establishing brand recognition or to adopt more aggressive pricing policies than we can. Additionally, as a result of recent economic conditions, certain of our competitors are offering apparel for sale at significant discounts, which results in more pressure to reduce prices or the risk that our products may not be as desirable as lower priced products. In addition, with respect to certain of our businesses, retailers that are our customers may pose a significant competitive threat by sourcing their products directly or by marketing their own private label brands. These private label lines may also receive prominent positioning on the retail floor by department stores. These competitive factors within the apparel industry may result in reduced sales, increased costs, lower prices for our products and/or decreased margins.
Our business could be harmed if we fail to maintain proper inventory levels.
In light of the recent economic crisis, we believe we have planned inventory purchases for fiscal 2009 conservatively. However, if economic conditions worsen or remain weak over a long period, we may be unable to sell the products we have ordered in advance from manufacturers or that we have in our inventory. Inventory levels in excess of customer demand may result in inventory markdowns or the sale of excess inventory at discounted prices. These events could significantly harm our operating results and impair the image of our brands. Conversely, as economic conditions improve, we may not be in a position to order quality products from our manufacturers in a timely manner and/or we may experience inventory shortages, which might result in unfilled orders, negatively impact customer relationships, diminish brand loyalty and result in lost revenues, any of which could harm our business.
Our success depends on the reputation and value of our owned and licensed brand names, including, in particular, Tommy Bahama and Ben Sherman, and actions by us, our wholesale customers or others who have interests in our brands could diminish the reputation or value of our brands and adversely affect our business operations.
The success of our business depends on the reputation and value of our owned and licensed brand names. The value of our brands could be diminished by actions taken by us, for instance by becoming overly promotional, or by our wholesale customers or others who have interests in the brands. We cannot always control the marketing and promotion of our products by our wholesale customers or other third parties who have an interest in our brands, and actions by such parties that are inconsistent with our own marketing efforts or that otherwise adversely affect the appeal of our products could diminish the value or reputation of one or more of our brands and have an adverse effect on our sales and business operations.
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
We believe that the principal competitive factors in the apparel industry are design, brand image, consumer preference, price, quality, marketing and customer service. Although certain of our products carry over from season to season, the apparel industry in general is subject to rapidly changing fashion trends and shifting consumer demands. Accordingly, we must anticipate, identify and capitalize upon emerging fashion trends. We believe that our success depends on our ability to continuously develop, source, market and deliver a wide variety of innovative, fashionable and desirable brands and products. These products must be offered at appropriate price points in their respective distribution channels. Sales growth from our brands will depend largely upon our ability to continue to maintain and enhance the distinctive brand identities.

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
We also extend credit to several of our key customers without requiring collateral, which results in a large amount of receivables from just a few customers. During the past several years, particularly in light of the recent economic crisis, companies in the apparel industry, including some of our customers, have had financial difficulties and have experienced tightened credit markets and declining sales and profitability on a comparable store basis. If one or more of our key customers experiences significant problems in the future, including as a result of general weakness in the apparel industry, our sales may be reduced, and the risk associated with extending credit to these customers may increase. A significant adverse change in a customer’s financial position could cause us to limit or discontinue business with that customer, require us to assume greater credit risk relating to that customer’s receivables or limit our ability to collect amounts related to previous shipments to that customer. These or other events related to our significant customers could adversely affect our net sales and profitability.
Our concentration of retail stores and wholesale customers for certain of our products exposes us to certain regional risks.
Our retail locations are heavily concentrated in certain geographic areas in the United States, including Florida, California, Hawaii, Arizona and Nevada, for our Tommy Bahama retail stores and the United Kingdom for our Ben Sherman retail stores. As of August 1, 2009, 53 of our Tommy Bahama retail stores were located in these U.S. states and five of our Ben Sherman full price retail stores were located in the United Kingdom. Additionally, a significant portion of our wholesale sales for Tommy Bahama and Ben Sherman products are concentrated in the same geographic areas as our own retail store locations for these brands. Due to this concentration, we have heightened exposure to factors that impact these regions, including general economic conditions, weather patterns, natural disasters, changing demographics and other factors.
We make use of debt to finance our operations, which exposes us to risks that could adversely affect our business, financial position and operating results.
Our levels of debt vary as a result of the seasonality of our business, investments in acquisitions and working capital and divestitures. As of August 1, 2009, we had approximately $24.3 million of outstanding borrowings under our U.S. Revolving Credit Agreement and approximately $10.4 million of outstanding borrowings under our U.K. Revolving Credit Agreement, as well as $150.0 million of outstanding 11 3/8% Senior Secured Notes. Our debt levels may increase in the future under our existing facilities or potentially under new facilities, or the terms or forms of our financing arrangements in the future may change, which may increase our exposure to the items discussed below.
In August 2008, we entered into our U.S. Revolving Credit Agreement, which amended and restated the Prior Credit Agreement, which was scheduled to mature in July 2009. Our U.S. Revolving Credit Agreement matures in August 2013. Our U.S. Revolving Credit Agreement provides for an asset-based facility, with borrowing availability determined primarily by the level of our eligible accounts receivable and inventory balances. We currently anticipate that cash flows from operations and the projected borrowing availability under our U.S. Revolving Credit Agreement will be sufficient to fund our liquidity requirements. However, if we do not have a sufficient borrowing base at any given time, borrowing availability under our U.S. Revolving Credit Agreement may not be sufficient to support our liquidity needs. Additionally, if any of the financial institutions that are parties to our U.S. Revolving Credit Agreement were to declare bankruptcy or become insolvent, they may be unable to perform under their agreements with us. This could leave us with reduced borrowing capacity.
In addition, on June 30, 2009, we issued $150 million aggregate principal amount of 11 3/8% Senior Secured Notes. The net proceeds from the sale of the 11 3/8% Senior Secured Notes, together with borrowings under our U.S. Revolving Credit Agreement, were used to satisfy and discharge all of the $166.8 million aggregate principal amount of our 8 7/8% Senior Unsecured Notes, which were scheduled to mature in June 2011. The 11 3/8% Senior Secured Notes have a higher interest rate than the 8 7/8% Senior Unsecured Notes had, which will increase our interest expense. The increased interest expense may make it more difficult for us to satisfy our obligations with respect to our debt obligations, require us to dedicate a more significant portion of our cash flow from operations to payments on our debt, thereby reducing funds available for operations, future business opportunities or other purposes, such as funding our working capital and capital expenditures, and/or limit our ability to borrow additional funds in the future.
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
We received U.S. dollars for greater than 85% of our product sales during fiscal 2008. The sales denominated in foreign currencies primarily relate to Ben Sherman sales in the United Kingdom and Europe. An increase in the value of the U.S. dollar compared to these other currencies in which we have sales could result in lower levels of sales and earnings in our consolidated statements of operations, although the sales in foreign currencies could be equal to or greater than amounts in prior periods. In addition, to the extent that the stronger U.S. dollar increases costs, and the products are sold in another currency, but the additional cost cannot be passed on to our customers, our gross margins will be negatively impacted. We generally do not engage in hedging activities with respect to our exposure to foreign currency risk except that, on occasion, we do purchase foreign currency forward exchange contracts for our goods purchased on U.S. dollar terms that are expected to be sold in the United Kingdom and Europe.
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
The efficient operation of our business is dependent on information technology. Information systems are used in all stages of our operations from design to distribution and as a method of communication with our customers and suppliers. Additionally, certain of our operating groups utilize e-commerce websites to sell goods directly to consumers. Our management also relies on information systems to provide relevant and accurate information in order to allocate resources and forecast and report our operating results. Service interruptions may occur as a result of a number of factors, including computer viruses, hacking or other unlawful activities by third parties, disasters, or failures to properly install, upgrade, integrate, protect, repair or maintain our systems and e-commerce websites. In connection with our periodic assessment of the appropriateness and relevance of our financial and operational systems, we commenced implementation of a new integrated financial system in fiscal 2008, for which we will begin operation of certain modules in the second half of fiscal 2009. Additionally, future assessments could result in a change to or replacement of our systems in the future. There can be no assurances that we will be successful in developing or acquiring competitive systems, including an integrated financial system, which are responsive to our needs and the needs of our customers. Any interruption or other failure of critical business information systems, including an interruption or failure caused by our inability to successfully upgrade, change or implement our financial or operational systems, could cause difficulties in operating our business and communicating with our customers or our ability to report our financial results, which could cause our sales and profits to decrease and could also require significant expenditures to remediate any such difficulties.
We may be unable to protect our trademarks and other intellectual property or may otherwise have our brand names harmed.
We believe that our registered and common law trademarks and other intellectual property, as well as other contractual arrangements, including licenses and other proprietary intellectual property rights, have significant value and are important to our continued success and our competitive position due to their recognition by retailers and consumers. Approximately 68% of our net sales in fiscal 2008 was attributable to branded products for which we own the trademark. Therefore, our success depends to a significant degree upon our ability to protect and preserve our intellectual property. We rely on laws in the United States and other countries to protect our proprietary rights. However, we may not be able to sufficiently prevent third parties from using our intellectual property without our authorization, particularly in those countries where the laws do not protect our proprietary rights as fully as in the United States. The use of our intellectual property or similar intellectual property by others could reduce or eliminate any competitive advantage we have developed, causing us to lose sales or otherwise harm the reputation of our brands.
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
We have entered into license and design agreements to use certain trademarks and trade names, such as Kenneth Cole, Dockers, United States Polo Association, Geoffrey Beene and Evisu, to market our products. Approximately 10% of our net sales during fiscal 2008 related to the products for which we license the use of the trademark for specific product categories. These license and design agreements will expire at various dates in the future. We cannot guarantee that we will be able to renew these licenses on acceptable terms upon expiration or that we will be able to acquire new licenses to use other popular trademarks. For example, during fiscal 2008, we decided to exit license agreements relating to the Nautica, Oscar de la Renta and Tommy Hilfiger® brands. The termination or expiration of a license agreement will cause us to lose the sales and any associated profits generated pursuant to such license and in certain cases could result in an impairment charge for related intangible assets.

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
We may determine in the near future that it is appropriate to divest or discontinue certain operations, as we did in fiscal 2006 when we divested our Womenswear Group operations and as we have, more recently, in exiting certain product categories within our existing operating groups. Divestitures of certain businesses that do not align with our strategy or the discontinuation of certain product lines which may not provide the returns that we expect or desire may result in underutilization of our resources in the event that the operations are not replaced with new lines of business either internally or through acquisition. There can be no guarantee that if we divest certain businesses or discontinue certain product lines that we will be able to replace the sales and profits related to these businesses or appropriately utilize our remaining resources, which may result in a decline in our operating results.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)	During the second quarter of fiscal 2009, we did not make any unregistered sales of our equity securities.

(c)	We have certain stock incentive plans as described in Note 7 to our consolidated financial statements included in our Annual Report on Form 10-K for fiscal 2008, all of which are publicly announced plans. Under the plans, we can repurchase shares from employees to cover employee tax liabilities related to the exercise of stock options or the vesting of previously restricted shares. All shares purchased during the second quarter of fiscal 2009 were purchased pursuant to these stock incentive plans. The table below summarizes our stock repurchases during the second quarter of fiscal 2009.

			Total Number of	Maximum Number of
			Shares Purchased as	Shares That May Yet
			Part of Publicly	be Purchased Under
	Total Number of	Average Price	Announced Plans or	the Plans or
Fiscal Month	Shares Purchased	Paid per Share	Programs	Programs
May (5/3/09-5/30/09)	130	$9.12	—	—
June (5/31/09-7/4/09)	6,586	$10.59	—	—
July (7/5/09-8/1/09)	—	—	—	—

Total	6,716	$10.56	—	—

     On September 8, 2008, our Board of Directors authorized the repurchase by us of up to 0.5 million shares of our common stock. As of August 1, 2009, no shares had been repurchased pursuant to this authorization, which has no automatic expiration.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Our 2009 annual meeting of shareholders was held on June 15, 2009. A total of 14,159,773 of our shares were represented in person or by proxy at the meeting. This represented 89.1% of our 15,892,016 shares issued, outstanding and entitled to vote at such meeting. At our 2009 annual meeting of shareholders:
a.	The shareholders elected each of John R. Holder, J. Hicks Lanier and Clarence H. Smith as a Class II director to hold office until the annual meeting of shareholders held in 2012 and until his successor is elected and qualified. The vote tabulation for individual directors was as follows:

Director	For	Against	Abstain
John R. Holder	13,816,718	328,574	14,481
J. Hicks Lanier	12,649,972	1,497,520	12,281
Clarence H. Smith	13,781,575	364,089	14,109
In addition to the Class II directors noted above, George C. Guynn, Helen B. Weeks and E. Jenner Wood III will continue as Class III directors who will hold office until our annual meeting of shareholders in 2010 and until their respective successors are elected and qualified and Cecil D. Conlee, J. Reese Lanier and Dennis M. Love will continue as Class I directors who will hold office until our annual meeting of shareholders in 2011 and until their respective successors are elected and qualified.
b.	The shareholders approved an amendment to the Oxford Industries, Inc. Long-Term Stock Incentive Plan, approved an amendment to the Oxford Industries, Inc. Employee Stock Purchase Plan and ratified the appointment of Ernst & Young LLP as our independent registered public accounting firm. The vote tabulation for each of these proposals was as follows:

Proposal		For	Against	Abstain	Broker Non-Vote

2	Amendment to the Oxford Industries, Inc. Long-Term Stock Incentive Plan	10,509,099	1,640,603	21,153	1,988,918

3	Amendment to the Oxford Industries, Inc. Employee Stock Purchase Plan	12,000,974	147,711	22,170	1,988,918

4	Ratification of Appointment of Independent Registered Public Accounting Firm	14,109,596	32,192	17,985	N/A

The text of the above proposals is incorporated by reference to Proposals 2, 3 and 4, respectively, of our definitive proxy statement, dated May 7, 2009, filed with the SEC on May 11, 2009.
ITEM 5. OTHER INFORMATION
     None
ITEM 6. EXHIBITS

3.1	Restated Articles of Incorporation of Oxford Industries, Inc. Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the fiscal quarter ended August 29, 2003.
3.2	Bylaws of Oxford Industries, Inc., as amended. Incorporated by reference to Exhibit 3.1 to the

Company’s Form 8-K filed on June 17, 2009.
4.1	Indenture, dated June 30, 2009, among Oxford Industries, Inc., the Guarantors party thereto and U.S. Bank National Association, as trustee. Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on July 2, 2009.
4.2	Form of 11.375% Senior Secured Note due 2015. Incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on July 2, 2009.
10.1	Amended and Restated Long-Term Stock Incentive Plan, effective as of March 26, 2009. Incorporated by reference to Appendix A to the Company’s Proxy Statement for its Annual Meeting of Shareholders held June 15, 2009, filed on May 11, 2009.
10.2	Form of Oxford Industries, Inc. 2009 Restricted Stock Agreement. Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 17, 2009.
10.3	Intercreditor Agreement, dated June 30, 2009, between U.S. Bank National Association, as trustee and as collateral agent under the Indenture, and SunTrust Bank, as agent under the ABL Credit Agreement, as acknowledged by the Company and the subsidiaries party thereto. Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on July 2, 2009.
10.4	Registration Rights Agreement, dated June 30, 2009, among Oxford Industries, Inc., the guarantors party thereto, Banc of America Securities LLC, SunTrust Robinson Humphrey, Inc., Credit Suisse Securities (USA) LLC, BB&T Capital Markets, a Division of Scott & Stringfellow, LLC, Morgan Keegan & Company, Inc, Barclays Capital Inc. and PNC Capital Markets LLC. Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on July 2, 2009.
10.5	Security Agreement, dated June 30, 2009, among Oxford Industries, Inc., the other Grantors party thereto, U.S. Bank National Association, as collateral agent and as trustee, and each Additional Pari Passu Agent from time to time party thereto. Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on July 2, 2009.
10.6	Second Amended and Restated Pledge and Security Agreement, dated June 30, 2009, among Oxford Industries, Inc., the other Grantors party thereto and SunTrust Bank, as administrative agent. Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on July 2, 2009.
31.1	Section 302 Certification by Principal Executive Officer.*
31.2	Section 302 Certification by Principal Financial Officer.*
32	Section 906 Certification by Principal Executive Officer and Principal Financial Officer.*

*	Filed herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

September 3, 2009	OXFORD INDUSTRIES, INC. (Registrant)
/s/ K. Scott Grassmyer
K. Scott Grassmyer
Senior Vice President, Chief Financial Officer and Controller (Authorized Signatory and Principal Financial Officer)