Form 10-Q
period 2009-10-31
OXFORD INDUSTRIES INC
filed 2009-12-10
CIK 75288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended OCTOBER 31, 2009
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of shares outstanding
Title of each class	as of December 4, 2009
Common Stock, $1 par value	16,517,053

OXFORD INDUSTRIES, INC.
INDEX TO FORM 10-Q
For the third quarter of fiscal 2009

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS
     Our SEC filings and public announcements may include forward-looking statements about future events. Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “will” and similar expressions identify forward-looking statements, which generally are not historical in nature. We intend for all forward-looking statements contained herein, in our press releases or on our website, and all subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf, to be covered by the safe harbor provisions for forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act (which Sections were adopted as part of the Private Securities Litigation Reform Act of 1995). Important assumptions relating to these forward-looking statements include, among others, assumptions regarding the impact on consumer demand and spending of recent economic conditions, demand for our products, timing of shipments requested by our wholesale customers, expected pricing levels, competitive conditions, the timing and cost of planned capital expenditures, costs of products and raw materials we purchase, access to capital and/or credit markets, particularly in light of recent conditions in those markets, expected outcomes of pending or potential litigation and regulatory actions and disciplined execution by key management. Forward-looking statements reflect our current expectations, based on currently available information, and are not guarantees of performance. Although we believe that the expectations reflected in such forward-looking statements are reasonable, these expectations could prove inaccurate as such statements involve risks and uncertainties, many of which are beyond our ability to control or predict. Should one or more of these risks or uncertainties, or other risks or uncertainties not currently known to us or that we currently deem to be immaterial, materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Important factors relating to these risks and uncertainties include, but are not limited to, those described in Part II, Item 1A. Risk Factors in this report, those described in Part II, Item 1A. Risk Factors in our Form 10-Q for the second quarter of fiscal 2009 and those described from time to time in our future reports filed with the SEC.
     We caution that one should not place undue reliance on forward-looking statements, which speak only as of the date on which they are made. We disclaim any intention, obligation or duty to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
DEFINITIONS
     Unless the context requires otherwise, the following terms, or words of similar import, have the following meanings:
Our, us or we: Oxford Industries, Inc. and its consolidated subsidiaries
SG&A: Selling, general and administrative expenses
SEC: U.S. Securities and Exchange Commission
FASB: Financial Accounting Standards Board
GAAP: Generally accepted accounting principles in the United States
Securities Exchange Act: the Securities Exchange Act of 1934, as amended

Fiscal 2010	52 weeks ending January 29, 2011
Fiscal 2009	52 weeks ending January 30, 2010
Fiscal 2008	52 weeks ended January 31, 2009
First nine months of fiscal 2009	39 weeks ended October 31, 2009
First nine months of fiscal 2008	39 weeks ended November 1, 2008
Fourth quarter fiscal 2009	13 weeks ending January 30, 2010
Third quarter fiscal 2009	13 weeks ended October 31, 2009
Second quarter fiscal 2009	13 weeks ended August 1, 2009
First quarter fiscal 2009	13 weeks ended May 2, 2009
Fourth quarter fiscal 2008	13 weeks ended January 31, 2009
Third quarter fiscal 2008	13 weeks ended November 1, 2008
Second quarter fiscal 2008	13 weeks ended August 2, 2008
First quarter fiscal 2008	13 weeks ended May 3, 2008

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
OXFORD INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share amounts)

			First	First
	Third	Third	Nine	Nine
	Quarter	Quarter	Months	Months
	Fiscal 2009	Fiscal 2008	Fiscal 2009	Fiscal 2008

Net sales	$200,538	$244,186	$610,156	$747,648
Cost of goods sold	120,283	150,557	361,587	441,039

Gross profit	80,255	93,629	248,569	306,609
SG&A	72,426	84,637	224,746	273,243
Amortization and impairment of intangible assets	317	692	940	5,538

	72,743	85,329	225,686	278,781
Royalties and other operating income	3,596	4,584	8,981	13,123

Operating income	11,108	12,884	31,864	40,951
Interest expense, net	5,302	6,437	16,112	18,754

Earnings before income taxes	5,806	6,447	15,752	22,197
Income taxes	1,568	1,672	4,469	6,432

Net earnings	$4,238	$4,775	$11,283	$15,765

Net earnings per common share:
Basic	$0.27	$0.31	$0.73	$1.01
Diluted	$0.27	$0.31	$0.72	$1.00
Weighted average common shares outstanding:
Basic	15,599	15,489	15,562	15,682
Dilution	366	92	167	91

Diluted	15,965	15,581	15,729	15,773

Dividends declared per common share	$0.09	$0.18	$0.27	$0.54
See accompanying notes.

OXFORD INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except par amounts)

	October 31,	January 31,	November 1,
	2009	2009	2008

ASSETS
Current Assets:
Cash and cash equivalents	$5,995	$3,290	$8,034
Receivables, net	94,503	78,567	119,960
Inventories, net	83,675	129,159	108,622
Prepaid expenses	19,908	17,273	21,120

Total current assets	204,081	228,289	257,736
Property, plant and equipment, net	83,769	89,026	93,348
Goodwill, net	—	—	248,569
Intangible assets, net	138,409	135,999	208,315
Other non-current assets, net	23,741	20,180	26,928

Total Assets	$450,000	$473,494	$834,896

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Trade accounts payable and other accrued expenses	$74,624	$87,723	$89,242
Accrued compensation	11,656	14,027	14,972
Short-term debt and current maturities of long-term debt	17,479	5,083	16,038

Total current liabilities	103,759	106,833	120,252
Long-term debt, less current maturities	161,244	194,187	219,548
Other non-current liabilities	47,432	47,244	50,562
Non-current deferred income taxes	29,444	32,111	54,416
Commitments and contingencies
Shareholders’ Equity:
Common stock, $1.00 par value; 60,000 authorized and 16,528 issued and outstanding at October 31, 2009; 15,866 issued and outstanding at January 31, 2009; and 15,866 issued and outstanding at November 1, 2008	16,528	15,866	15,866
Additional paid-in capital	90,511	88,425	87,465
Retained earnings	23,314	16,433	300,867
Accumulated other comprehensive income (loss)	(22,232)	(27,605)	(14,080)

Total shareholders’ equity	108,121	93,119	390,118

Total Liabilities and Shareholders’ Equity	$450,000	$473,494	$834,896

See accompanying notes.

OXFORD INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	First Nine	First Nine
	Months	Months
	Fiscal 2009	Fiscal 2008

Cash Flows From Operating Activities:
Net earnings	$11,283	$15,765
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	14,096	15,006
Amortization and impairment of intangible assets	940	5,538
Amortization of deferred financing costs and bond discount	2,881	2,572
Stock compensation expense	2,787	2,629
Loss on sale of property, plant and equipment	339	416
Equity method investment income	(901)	(875)
Deferred income taxes	(3,271)	(1,556)
Changes in working capital:
Receivables	(13,817)	(17,779)
Inventories	47,582	47,086
Prepaid expenses	(2,530)	(3,490)
Current liabilities	(17,595)	(7,781)
Other non-current assets	59	3,997
Other non-current liabilities	135	(242)

Net cash provided by operating activities	41,988	61,286
Cash Flows From Investing Activities:
Investments in unconsolidated entities	—	(666)
Purchases of property, plant and equipment	(8,419)	(17,280)
Proceeds from sale of property, plant and equipment	—	16

Net cash used in investing activities	(8,419)	(17,930)
Cash Flows From Financing Activities:
Repayment of revolving credit arrangements	(188,575)	(266,952)
Proceeds from revolving credit arrangements	187,477	230,430
Repurchase of 8 7/8% Senior Unsecured Notes	(166,805)	—
Proceeds from the issuance of 11 3/8% Senior Secured Notes	146,029	—
Deferred financing costs paid	(5,043)	(1,665)
Proceeds from issuance of common stock	316	264
Dividends on common stock	(4,406)	(11,557)

Net cash used in financing activities	(31,007)	(49,480)

Net change in cash and cash equivalents	2,562	(6,124)
Effect of foreign currency translation on cash and cash equivalents	143	(754)
Cash and cash equivalents at the beginning of year	3,290	14,912

Cash and cash equivalents at the end of period	$5,995	$8,034

Supplemental disclosure of cash flow information:
Cash paid for interest, net	$10,220	$12,850
Cash paid for income taxes	$9,493	$11,192
See accompanying notes.

OXFORD INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THIRD QUARTER OF FISCAL 2009
1.	Basis of Presentation: The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial reporting and the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP. We believe the accompanying unaudited condensed consolidated financial statements reflect all normal, recurring adjustments that are necessary for a fair presentation of our financial position and results of operations as of the date and for the periods presented. Results of operations for the interim periods presented are not necessarily indicative of results to be expected for our fiscal year. The accounting policies applied during the interim periods presented are consistent with the significant accounting policies described in our Annual Report on Form 10-K for fiscal 2008. We evaluated all activity through December 10, 2009 (the issue date of our condensed consolidated financial statements) and concluded that no subsequent events have occurred that would require recognition or disclosure in our condensed consolidated financial statements as of October 31, 2009.
Recently Adopted Standards:
In June 2009, the FASB issued the FASB Accounting Standards Codification (the “ASC”) as the source of authoritative GAAP recognized by the FASB to be applied to nongovernmental entities. The ASC also recognizes rules and interpretive releases of the SEC as authoritative GAAP for SEC registrants. The ASC, which became effective in the third quarter of 2009, supersedes all existing non-SEC accounting and reporting standards but does not change GAAP. Accordingly, references to standards issued prior to the codification have been replaced with a description of the applicable accounting guidance.
In December 2007, the FASB issued new guidance which established principles and requirements for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed and any noncontrolling interest in an acquisition, at their fair values as of the acquisition date. We adopted this new guidance at the beginning of the first quarter of fiscal 2009. As we did not complete any business combinations in the first nine months of fiscal 2009, the adoption of this guidance had no impact on our condensed consolidated financial statements for that period. We expect that this guidance would have an impact on our accounting for future business combinations.
In September 2006, the FASB issued new guidance which defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. The new guidance does not require any new fair value measurements, but provided that companies could elect to change historical practices in measuring fair value upon adoption. The new guidance was effective in February 2008 for all financial assets and liabilities and for nonfinancial assets and liabilities recognized or disclosed at fair value on a recurring basis and in February 2009 for all other nonfinancial assets and liabilities. The adoption of this new guidance did not have a material impact on our condensed consolidated financial statements.
In April 2009, the FASB issued new guidance which requires disclosures about the fair value of financial instruments in interim reporting periods of publicly traded companies, as well as in annual financial statements. This guidance was effective at the beginning of the second quarter of fiscal 2009. Our financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable and long-term debt. Given their short-term nature, the carrying amount of cash and cash equivalents, accounts receivable and accounts payable approximate their fair values. Additionally, the carrying amounts of our variable-rate borrowings approximate fair value. Given the limited trading activity of our fixed rate debt, it is impracticable to estimate the fair value of our fixed rate debt as of October 31, 2009. The significant terms of our variable rate and fixed rate debt which would be used in estimating the fair value of those instruments are disclosed in Note 5. Accordingly, the adoption of this new guidance did not have a material impact on our condensed consolidated financial statements.
In June 2008, the FASB issued new guidance relative to determining whether instruments granted in share-based payment transactions are participating securities. It clarifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are to be included in the computation of earnings per share under the two-class method. The new guidance was effective at the beginning of the first quarter of fiscal 2009 and requires all prior-period earnings per share data that is presented to be adjusted retrospectively. The adoption of this new guidance did not have a material impact on our condensed consolidated financial statements in the first nine months of fiscal 2009.

In May 2009, the FASB issued new guidance relative to subsequent events. The new guidance does not result in significant changes in the subsequent events that an entity reports in its financial statements. The new guidance requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. The new guidance was effective at the beginning of the second quarter of fiscal 2009. The adoption of this new guidance did not have a material impact on our condensed consolidated financial statements.
2.	Inventories: The components of inventories as of the dates specified are summarized as follows (in thousands):

	October 31,	January 31,	November 1,
	2009	2009	2008

Finished goods	$105,486	$146,200	$129,339
Work in process	5,269	6,440	7,187
Fabric, trim and supplies	5,318	8,917	11,146
LIFO reserve	(32,398)	(32,398)	(39,050)

Total	$83,675	$129,159	$108,622

3.	Comprehensive Income (loss): Comprehensive income (loss), which reflects the effects of foreign currency translation adjustments, is calculated as follows for the periods presented (in thousands):

			First Nine	First Nine
	Third Quarter	Third Quarter	Months	Months
	Fiscal 2009	Fiscal 2008	Fiscal 2009	Fiscal 2008

Net earnings	$4,238	$4,775	$11,283	$15,765
Gain (loss) on foreign currency translation, net of tax	(226)	(26,418)	5,373	(27,143)

Comprehensive income (loss)	$4,012	$(21,643)	$16,656	$(11,378)

4.	Operating Group Information: Our business is operated through our four operating groups: Tommy Bahama, Ben Sherman, Lanier Clothes and Oxford Apparel. We identify our operating groups based on the way our management organizes the components of our business for purposes of allocating resources and assessing performance. Corporate and Other is a reconciling category for reporting purposes and includes our corporate offices, substantially all financing activities, elimination of inter-segment sales, LIFO inventory accounting adjustments and other costs that are not allocated to the operating groups. Corporate and Other includes a LIFO reserve of $32.4 million, $32.4 million and $39.1 million as of October 31, 2009, January 31, 2009 and November 1, 2008, respectively.
The table below presents certain information about our operating groups (in thousands).

			First Nine	First Nine
	Third Quarter	Third Quarter	Months	Months
	Fiscal 2009	Fiscal 2008	Fiscal 2009	Fiscal 2008

Net Sales
Tommy Bahama	$75,403	$83,726	$268,262	$324,991
Ben Sherman	29,844	38,235	77,690	107,317
Lanier Clothes	35,555	44,314	92,266	111,185
Oxford Apparel	60,155	78,082	172,823	204,790
Corporate and Other	(419)	(171)	(885)	(635)

Total	$200,538	$244,186	$610,156	$747,648

Depreciation
Tommy Bahama	$3,663	$4,009	$10,968	$11,677
Ben Sherman	640	584	1,801	1,760
Lanier Clothes	125	138	405	712
Oxford Apparel	184	226	583	682
Corporate and Other	225	66	339	175

Total	$4,837	$5,023	$14,096	$15,006

			First Nine	First Nine
	Third Quarter	Third Quarter	Months	Months
	Fiscal 2009	Fiscal 2008	Fiscal 2009	Fiscal 2008

Amortization and Impairment of Intangible Assets
Tommy Bahama	$222	$355	$666	$1,064
Ben Sherman	85	327	245	1,047
Lanier Clothes	—	—	—	2,267
Oxford Apparel	10	10	29	1,160

Total	$317	$692	$940	$5,538

Operating Income (Loss)
Tommy Bahama	$2,143	$689	$27,772	$38,315
Ben Sherman	2,323	3,242	(5,961)	1,495
Lanier Clothes	5,243	4,482	10,681	(6,894)
Oxford Apparel	6,342	7,346	15,664	16,409
Corporate and Other	(4,943)	(2,875)	(16,292)	(8,374)

Total Operating Income	$11,108	$12,884	$31,864	$40,951
Interest Expense, net	5,302	6,437	16,112	18,754

Earnings Before Income Taxes	$5,806	$6,447	$15,752	$22,197

	October 31,	January 31,	November 1,
	2009	2009	2008

Assets
Tommy Bahama	$267,296	$283,427	$509,769
Ben Sherman	76,704	74,114	172,765
Lanier Clothes	39,670	49,988	70,750
Oxford Apparel	74,867	72,731	86,916
Corporate and Other	(8,537)	(6,766)	(5,304)

Total	$450,000	$473,494	$834,896

5.	Debt: The following table details our debt (in thousands) as of the dates specified:

	October 31,	January 31,	November 1,
	2009	2009	2008

$175 million U.S. Secured Revolving Credit Facility (“U.S. Revolving Credit Agreement”), which is limited to a borrowing base consisting of specified percentages of eligible categories of assets, accrues interest (2.08% at October 31, 2009), unused line fees and letter of credit fees based upon a pricing grid which is tied to average unused availability, requires interest payments monthly with principal due at maturity (August 2013) and is secured by a first priority security interest in the accounts receivable (other than royalty payments in respect of trademark licenses), inventory, investment property (including the equity interests of certain subsidiaries), general intangibles (other than trademarks, trade names and related rights), deposit accounts, intercompany obligations, equipment, goods, documents, contracts, books and records and other personal property of Oxford Industries, Inc. and substantially all of its domestic subsidiaries and a second priority interest in those assets in which the holders of the 11 3/8% Senior Secured Notes have a first priority interest (1)
	$26,821	$27,722	$34,138

£12 million Senior Secured Revolving Credit Facility (“U.K. Revolving Credit Agreement”), which accrues interest at the bank’s base rate plus 1.35% (1.85% at October 31, 2009), requires interest payments monthly with principal payable on demand and is collateralized by substantially all of the United Kingdom assets of Ben Sherman	5,658	5,083	1,900

11.375% Senior Secured Notes (“11 3/8% Senior Secured Notes”), which accrue interest at an annual rate of 11.375% (effective interest rate of 12%) and require interest payments semi-annually in January and July of each year, require payment of principal at maturity (July 2015), are subject to certain prepayment penalties, are secured by a first priority interest in all U.S. registered trademarks and certain related rights and certain future acquired real property owned in fee simple of Oxford Industries, Inc. and substantially all of its consolidated domestic subsidiaries and a second priority interest in those assets in which the lenders under the U.S. Revolving Credit Agreement have a first priority interest (2)
	150,000	—	—

8 7/8% Senior Unsecured Notes (“8 7/8% Senior Unsecured Notes”), which accrued interest (effective interest rate of 9.0%) and required interest payments semi-annually in June and December of each year, required payment of principal at maturity (June 2011) and were guaranteed by certain of our domestic subsidiaries (2)	—	166,805	200,000
Unamortized discount (2)	(3,756)	(340)	(452)

Total debt	178,723	199,270	235,586
Short-term debt and current maturities of long-term debt	(17,479)	(5,083)	(16,038)

Long-term debt, less current maturities	$161,244	$194,187	$219,548

(1)	$15.0 million of the $26.8 million outstanding under the U.S. Revolving Credit Agreement at October 31, 2009 was classified as long-term debt as this amount represents the minimum amount we anticipate to be outstanding under the U.S. Revolving Credit Agreement during fiscal 2009.

(2)	In June 2009, we issued the 11 3/8% Senior Secured Notes at 97.353% of the $150 million principal amount, resulting in gross proceeds of $146.0 million. Proceeds from the 11 3/8% Senior Secured Notes and borrowings under our U.S. Revolving Credit Agreement were used to fund the satisfaction and discharge of the 8 7/8% Senior Unsecured Notes outstanding at that time. Accordingly, we wrote off approximately $1.8 million of unamortized deferred financing costs and unamortized discount related to the 8 7/8% Senior Unsecured Notes, which are included in interest expense, net in our condensed consolidated statements of operations and amortization of deferred financing costs and bond discount in our condensed consolidated statements of cash flows.

6.	Restructuring Charges and Other Unusual Items:
Fiscal 2009:
During the second quarter of fiscal 2009, we incurred approximately $1.4 million of charges related to certain restructuring initiatives in our Ben Sherman operating group, substantially all of which were included in SG&A in our condensed consolidated statements of operations. The restructuring charges primarily relate to our exit from, and subsequent licensing of, the Ben Sherman footwear and kids’ operations as well as other streamlining initiatives. These charges primarily consist of employee termination costs and certain contract termination costs. All such costs are expected to be paid during fiscal 2009.
Fiscal 2008:
During the second quarter of fiscal 2008, we incurred approximately $8.9 million of charges related to restructuring in our Lanier Clothes and Oxford Apparel operating groups. In addition to these restructuring charges, we recognized other unusual items totaling a charge of $0.3 million and a net benefit of $1.2 million in Lanier Clothes and Oxford Apparel, respectively, substantially all of which was reflected in SG&A in our condensed consolidated statements of operations.
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
During the third quarter of fiscal 2008, we incurred (1) an additional $0.6 million of restructuring charges, primarily consisting of severance costs as we continued to focus on reducing overhead within all operating groups and (2) a write-off of approximately $0.9 million of unamortized financing costs due to the amendment and restatement of our revolving credit agreement.

7.	Consolidating Financial Data of Subsidiary Guarantors: Our 11 3/8% Senior Secured Notes are guaranteed by substantially all of our domestic subsidiaries (“Subsidiary Guarantors”). All guarantees are full and unconditional. For consolidated financial reporting purposes, non-guarantors consist of our subsidiaries which are organized outside the United States, certain non-wholly owned domestic subsidiaries and certain domestic subsidiaries whose sole assets are equity interests in foreign subsidiaries. We use the equity method of accounting with respect to investment in subsidiaries included in other non-current assets in our condensed consolidating financial statements. Set forth below are our condensed consolidating balance sheets as of October 31, 2009, January 31, 2009 and November 1, 2008 (in thousands); our condensed consolidating statements of operations for the third quarter and first nine months of fiscal 2009 and the third quarter and first nine months of fiscal 2008 (in thousands); and our condensed consolidating statements of cash flows for the first nine months of fiscal 2009 and first nine months of fiscal 2008 (in thousands).
OXFORD INDUSTRIES, INC.
UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEETS
October 31, 2009

	Oxford		Subsidiary
	Industries	Subsidiary	Non-	Consolidating	Consolidated
	(Parent)	Guarantors	Guarantors	Adjustments	Total

ASSETS
Cash and cash equivalents	$1,466	$493	$4,036	$—	$5,995
Receivables, net	49,677	13,842	39,836	(8,852)	94,503
Inventories, net	11,010	61,916	11,989	(1,240)	83,675
Prepaid expenses	5,349	9,716	4,207	636	19,908

Total current assets	67,502	85,967	60,068	(9,456)	204,081
Property, plant and equipment, net	9,639	68,063	6,067	—	83,769
Intangible assets, net	37	113,394	24,978	—	138,409
Other non-current assets, net	478,892	149,026	35,267	(639,444)	23,741

Total Assets	$556,070	$416,450	$126,380	$(648,900)	$450,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities	$46,835	$30,792	$33,721	$(7,589)	$103,759
Long-term debt, less current portion	161,244	—	—	—	161,244
Non-current liabilities	244,061	(199,005)	111,526	(109,150)	47,432
Non-current deferred income taxes	(4,191)	26,812	6,823	—	29,444
Total shareholders’/invested equity	108,121	557,851	(25,690)	(532,161)	108,121

Total Liabilities and Shareholders’ Equity	$556,070	$416,450	$126,380	$(648,900)	$450,000

OXFORD INDUSTRIES, INC.
CONDENSED CONSOLIDATING BALANCE SHEETS
January 31, 2009

	Oxford		Subsidiary
	Industries	Subsidiary	Non-	Consolidating	Consolidated
	(Parent)	Guarantors	Guarantors	Adjustments	Total
ASSETS
Cash and cash equivalents	$1,527	$537	$1,226	$—	$3,290
Receivables, net	28,842	11,407	45,529	(7,211)	78,567
Inventories, net	44,469	71,509	15,475	(2,294)	129,159
Prepaid expenses	6,009	8,745	2,519	—	17,273

Total current assets	80,847	92,198	64,749	(9,505)	228,289
Property, plant and equipment, net	9,025	74,804	5,197	—	89,026
Intangible assets, net	67	114,060	21,872	—	135,999
Other non-current assets, net	453,615	145,954	35,275	(614,664)	20,180

Total Assets	$543,554	$427,016	$127,093	$(624,169)	$473,494

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities	41,793	26,706	45,506	(7,172)	106,833
Long-term debt, less current portion	194,187	—	—	—	194,187
Non-current liabilities	218,200	(172,180)	110,374	(109,150)	47,244
Deferred income taxes	(3,745)	29,607	6,249	—	32,111
Total shareholders’/invested equity	93,119	542,883	(35,036)	(507,847)	93,119

Total Liabilities and Shareholders’ Equity	$543,554	$427,016	$127,093	$(624,169)	$473,494

November 1, 2008

	Oxford		Subsidiary
	Industries	Subsidiary	Non-	Consolidating	Consolidated
	(Parent)	Guarantors	Guarantors	Adjustments	Total

ASSETS
Cash and cash equivalents	$6,400	$892	$742	$—	$8,034
Receivables, net	60,813	38,009	30,315	(9,177)	119,960
Inventories, net	33,432	62,812	14,097	(1,719)	108,622
Prepaid expenses	8,195	8,844	4,081	—	21,120

Total current assets	108,840	110,557	49,235	(10,896)	257,736
Property, plant and equipment, net	9,181	78,640	5,527	—	93,348
Goodwill, net	1,847	168,932	77,790	—	248,569
Intangible assets, net	76	131,515	76,724	—	208,315
Other non-current assets, net	813,500	150,406	35,277	(972,255)	26,928

Total Assets	$933,444	$640,050	$244,553	$(983,151)	$834,896

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities	$52,041	$46,357	$30,793	$(8,939)	$120,252
Long-term debt, less current portion	219,548	—	—	—	219,548
Non-current liabilities	275,153	(223,522)	108,077	(109,146)	50,562
Non-current deferred income taxes	(3,416)	36,411	21,421	—	54,416
Total shareholders’/invested equity	390,118	780,804	84,262	(865,066)	390,118

Total Liabilities and Shareholders’ Equity	$933,444	$640,050	$244,553	$(983,151)	$834,896

OXFORD INDUSTRIES, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Third Quarter Fiscal 2009

	Oxford		Subsidiary
	Industries	Subsidiary	Non-	Consolidating	Consolidated
	(Parent)	Guarantors	Guarantors	Adjustments	Total
Net sales	$94,357	$86,334	$30,225	$(10,378)	$200,538
Cost of goods sold	75,386	37,205	13,393	(5,701)	120,283

Gross profit	18,971	49,129	16,832	(4,677)	80,255
SG&A including amortization and impairment of intangible assets	12,486	51,882	14,020	(5,645)	72,743
Royalties and other operating income (loss)	20	1,864	2,179	(467)	3,596

Operating income (loss)	6,505	(889)	4,991	501	11,108
Interest (income) expense, net	5,697	(1,218)	823	—	5,302
Income (loss) from equity investment	4,074	—	—	(4,074)	—

Earnings (loss) before income taxes	4,882	329	4,168	(3,573)	5,806
Income taxes (benefit)	970	(577)	1,000	175	1,568

Net earnings (loss)	$3,912	$906	$3,168	$(3,748)	$4,238

First Nine Months of Fiscal 2009

	Oxford		Subsidiary
	Industries	Subsidiary	Non-	Consolidating	Consolidated
	(Parent)	Guarantors	Guarantors	Adjustments	Total
Net sales	$261,231	$296,638	$81,358	$(29,071)	$610,156
Cost of goods sold	211,155	126,134	38,777	(14,479)	361,587

Gross profit	50,076	170,504	42,581	(14,592)	248,569
SG&A including amortization and impairment of intangible assets	37,648	161,103	43,820	(16,885)	225,686
Royalties and other operating income (loss)	54	6,140	4,363	(1,576)	8,981

Operating income (loss)	12,482	15,541	3,124	717	31,864
Interest (income) expense, net	17,337	(3,935)	2,710	—	16,112
Income (loss) from equity investment	15,624	—	—	(15,624)	—

Earnings (loss) before income taxes	10,769	19,476	414	(14,907)	15,752
Income taxes (benefit)	(48)	4,507	(241)	251	4,469

Net earnings (loss)	$10,817	$14,969	$655	$(15,158)	$11,283

OXFORD INDUSTRIES, INC.
UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Third Quarter Fiscal 2008

	Oxford		Subsidiary
	Industries	Subsidiary	Non-	Consolidating	Consolidated
	(Parent)	Guarantors	Guarantors	Adjustments	Total

Net sales	$120,087	$96,584	$42,153	$(14,638)	$244,186
Cost of goods sold	94,253	46,819	18,117	(8,632)	150,557

Gross profit	25,834	49,765	24,036	(6,006)	93,629
SG&A including amortization and impairment of intangible assets	16,590	56,607	18,224	(6,092)	85,329
Royalties and other operating income (loss)	2	3,119	1,723	(260)	4,584

Operating income (loss)	9,246	(3,723)	7,535	(174)	12,884
Interest (income) expense, net	6,935	(2,814)	2,316	—	6,437
Income from equity investment	4,494	—	—	(4,494)	—

Earnings (loss) before income taxes	6,805	(909)	5,219	(4,668)	6,447
Income taxes (benefit)	1,917	(1,131)	947	(61)	1,672

Net earnings (loss)	$4,888	$222	$4,272	$(4,607)	$4,775

First Nine Months of Fiscal 2008

	Oxford		Subsidiary
	Industries	Subsidiary	Non-	Consolidating	Consolidated
	(Parent)	Guarantors	Guarantors	Adjustments	Total

Net sales	$310,481	$355,692	$116,406	$(34,931)	$747,648
Cost of goods sold	245,934	161,670	50,226	(16,791)	441,039

Gross profit	64,547	194,022	66,180	(18,140)	306,609
SG&A including amortization and impairment of intangible assets	55,266	184,449	58,128	(19,062)	278,781
Royalties and other operating income (loss)	539	9,053	4,912	(1,381)	13,123

Operating income (loss)	9,820	18,626	12,964	(459)	40,951
Interest (income) expense, net	20,453	(8,875)	7,176	—	18,754
Income from equity investment	25,015	—	—	(25,015)	—

Earnings (loss) before income taxes	14,382	27,501	5,788	(25,474)	22,197
Income taxes (benefit)	(1,681)	6,862	1,412	(161)	6,432

Net earnings (loss)	$16,063	$20,639	$4,376	$(25,313)	$15,765

OXFORD INDUSTRIES, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
First Nine Months of Fiscal 2009

	Oxford		Subsidiary
	Industries	Subsidiary	Non-	Consolidating	Consolidated
	(Parent)	Guarantors	Guarantors	Adjustments	Total
Cash Flows From Operating Activities:
Net cash (used in) provided by operating activities	$7,454	$31,272	$3,262	$—	$41,988
Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(1,854)	(5,111)	(1,454)	—	(8,419)

Net cash (used in) provided by investing activities	(1,854)	(5,111)	(1,454)	—	(8,419)
Cash Flows from Financing Activities:
Change in debt	(21,677)	—	(197)	—	(21,874)
Payments of debt issuance costs	(5,043)	—	—	—	(5,043)
Proceeds from issuance of common stock	316	—	—	—	316
Change in intercompany payable	25,149	(26,205)	1,056	—	—
Dividends on common stock	(4,406)	—	—	—	(4,406)

Net cash (used in) provided by financing activities	(5,661)	(26,205)	859	—	(31,007)

Net change in Cash and Cash Equivalents	(61)	(44)	2,667	—	2,562
Effect of foreign currency translation	—	—	143	—	143
Cash and Cash Equivalents at the Beginning of Period	1,527	537	1,226	—	3,290

Cash and Cash Equivalents at the End of Period	$1,466	$493	$4,036	$—	$5,995

First Nine Months of Fiscal 2008

	Oxford		Subsidiary
	Industries	Subsidiary	Non-	Consolidating	Consolidated
	(Parent)	Guarantors	Guarantors	Adjustments	Total

Cash Flows From Operating Activities:
Net cash (used in) provided by operating activities	$20,801	$42,844	$(2,144)	$(215)	$61,286
Cash Flows from Investing Activities:
Investment in unconsolidated entity	—	(628)	(38)	—	(666)
Purchases of property, plant and equipment	(2,656)	(13,680)	(944)	—	(17,280)
Proceeds from sale of property, plant and equipment	16	—	—	—	16

Net cash (used in) provided by investing activities	(2,640)	(14,308)	(982)	—	(17,930)
Cash Flows from Financing Activities:
Change in debt	(38,762)	(1)	2,241	—	(36,522)
Deferred financing costs paid	(1,665)	—	—	—	(1,665)
Proceeds from issuance of common stock	281	(17)	—	—	264
Change in intercompany payable	31,884	(28,676)	(3,423)	215	—
Dividends on common stock	(5,599)	—	(5,958)	—	(11,557)

Net cash (used in) provided by financing activities	(13,861)	(28,694)	(7,140)	215	(49,480)

Net change in Cash and Cash Equivalents	4,300	(158)	(10,266)	—	(6,124)
Effect of foreign currency translation	—	—	(754)	—	(754)
Cash and Cash Equivalents at the Beginning of Period	2,100	1,050	11,762	—	14,912

Cash and Cash Equivalents at the End of Period	$6,400	$892	$742	$—	$8,034

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
INTRODUCTION
We generate revenues and cash flow primarily through the design, production, sale and distribution of branded and private label consumer apparel for men and women and the licensing of company-owned trademarks. Our principal markets and customers are located in the United States and, to a lesser extent, the United Kingdom. We source substantially all of our products through third-party manufacturers located outside of the United States and United Kingdom. We distribute the majority of our products through our wholesale customers, which include chain stores, department stores, specialty stores, specialty catalog retailers, mass merchants and Internet retailers. We also sell products of certain owned brands through our owned and licensed retail stores and e-commerce websites.
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
Lanier Clothes designs and markets branded and private label men’s suits, sportcoats, suit separates and dress slacks across a wide range of price points. Certain Lanier Clothes products are sold using trademarks licensed to us by third parties, including Kenneth Cole®, Dockers®, and Geoffrey Beene®. We also offer branded tailored clothing products under our Billy London® and Arnold Brant® trademarks. In addition to our branded businesses, we design and source certain private label tailored clothing products, which are products sold exclusively to one customer under a brand name that is owned or licensed by such customer. Significant private label brands include Stafford®, Alfani®, Tasso Elba® and Lands’ End®. Our Lanier Clothes products are sold to national chains, department stores, mass merchants, specialty stores, specialty catalog retailers and discount retailers throughout the United States.
Oxford Apparel produces branded and private label dress shirts, suit separates, sport shirts, casual slacks, outerwear, sweaters, jeans, swimwear, westernwear and golf apparel. We design and source certain private label programs for several customers, including programs for Men’s Wearhouse, Lands’ End, Target, Macy’s and Sears. Significant owned brands of Oxford Apparel include Oxford Golf®, Ely®, Cattleman® and Cumberland Outfitters®. Oxford Apparel also owns a two-thirds interest in the entity that owns the Hathaway® trademark in the United States and several other countries. Additionally, Oxford Apparel licenses from third parties the right to use certain trademarks including Dockers® and United States Polo Association® for certain apparel products. Our Oxford Apparel products are sold to a variety of department stores, mass merchants, specialty catalog retailers, discount retailers, specialty stores, “green grass” golf merchants and Internet retailers throughout the United States.
Corporate and Other is a reconciling category for reporting purposes and includes our corporate office, substantially all financing activities, elimination of inter-segment sales, LIFO inventory accounting adjustments and other costs that are not allocated to the operating groups. LIFO inventory calculations are made on a legal entity basis which does not correspond to our operating group definitions, as portions of Lanier Clothes and Oxford Apparel are on the LIFO basis of accounting. Therefore, LIFO inventory accounting adjustments are not allocated to operating groups.
For further information regarding our operating groups, see Note 4 to our unaudited condensed consolidated financial statements included in this report and Part I, Item 1, Business in our Annual Report on Form 10-K for fiscal 2008.
RESULTS OF OPERATIONS
Overview
As a result of the weak global economic conditions, fiscal 2008 was a particularly challenging year for our company. These challenging economic conditions continued to impact each of our operating groups in the first nine months of fiscal 2009. We expect that these challenging economic conditions will continue to impact each of our operating groups beyond fiscal 2009. In the current economic environment, we believe it is important to continue to focus on maintaining a healthy balance sheet and sufficient liquidity. Significant initiatives we have taken in the last two years to achieve these objectives have included reducing working capital requirements, moderating capital expenditures for retail stores, reducing overhead and issuing the $150 million aggregate principal amount of 11 3/8% Senior Secured Notes in June 2009 and the related satisfaction and discharge of our remaining 8 7/8% Senior Unsecured Notes.
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
The following table sets forth our consolidated operating results (in thousands, except per share amounts) for the first nine months of fiscal 2009 compared to the first nine months of fiscal 2008:

	First Nine Months
	Fiscal 2009	Fiscal 2008	$ Change	% Change

Net sales	$610,156	$747,648	$(137,492)	(18.4%)
Net earnings	$11,283	$15,765	$(4,482)	(28.4%)
Diluted net earnings per common share	$0.72	$1.00	$(0.28)	(28.0%)
Weighted average common shares outstanding-diluted	15,729	15,773	(44)	(0.3%)
The primary reasons for the decrease in diluted net earnings per common share were:
•	Net sales declined across all operating groups from the first nine months of fiscal 2008 primarily due to the impact of the challenging economic conditions.

•	Operating results for Ben Sherman were also impacted by the change in the average exchange rate between the British pound sterling and the United States dollar and restructuring charges totaling approximately $1.4 million in the first nine months of fiscal 2009, which were primarily related to our exit from, and subsequent licensing of, the Ben Sherman footwear and kids’ operations, as well as other streamlining initiatives.

•	Net sales for Lanier Clothes and Oxford Apparel were also impacted by our exit from certain businesses in fiscal 2008.

•	Royalty income decreased primarily as a result of the termination of the Tommy Bahama footwear license agreement, a 19% decline in the average value of the British pound sterling versus the United States dollar, which impacted Ben Sherman royalty income, as well as the impact of the challenging economic conditions.

•	A charge of $1.8 million was recognized in interest expense, net in the second quarter of fiscal 2009 related to the satisfaction and discharge of the remaining $166.8 million aggregate principal amount of 8 7/8% Senior Unsecured Notes.
These items were partially offset by:
•	For the first nine months of fiscal 2008, each operating group was impacted by restructuring charges totaling $7.7 million.

•	Significant reductions were made in our SG&A across all operating groups as we streamlined our operations and focused on our core businesses during the recent economic conditions.

•	A charge of $0.9 million was recognized in interest expense in the third quarter of fiscal 2008 as a result of our amendment and restatement of our U.S. Revolving Credit Agreement.

•	Changes in our debt facilities which impacted interest expense, net included (1) the amendment and restatement of our U.S. Revolving Credit Agreement in August 2008 which provided more favorable borrowing terms than the U.S. Revolving Credit Agreement provided for prior to August 2008, (2) our repurchase of $33.2 million of our 8 7/8% Senior Unsecured Notes at a discount, (3) the issuance of $150.0 million aggregate principal amount of 11 3/8% Senior Secured Notes in the second quarter of fiscal 2009, (4) the repurchase of $166.8 million aggregate principal amount of our 8 7/8% Senior Unsecured Notes in the second quarter of fiscal 2009, which was funded by the proceeds from our issuance of $150.0 million aggregate principal amount of 11 3/8% Senior Secured Notes and borrowings under our U.S. Revolving Credit Agreement and (5) varying levels of debt outstanding under our U.S. Revolving Credit Agreement between the two periods as a result of positive cash flows for the twelve months ended October 31, 2009.
THIRD QUARTER OF FISCAL 2009 COMPARED TO THIRD QUARTER OF FISCAL 2008
The following table sets forth the specified line items in our unaudited condensed consolidated statements of operations both in dollars (in thousands) and as a percentage of net sales. The table also sets forth the dollar change and the percentage change of the data as compared to the same period of the prior year. We have calculated all percentages based on actual data, but percentage columns may not add due to rounding. Individual line items of our consolidated statements of operations may not be directly comparable to those of our competitors, as classification of certain expenses may vary by company.

	Third Quarter

	Fiscal 2009		Fiscal 2008		$ Change	% Change

Net sales	$200,538	100.0%	$244,186	100.0%	$(43,648)	(17.9%)
Cost of goods sold	120,283	60.0%	150,557	61.7%	(30,274)	(20.1%)

Gross profit	80,255	40.0%	93,629	38.3%	(13,374)	(14.3%)
SG&A	72,426	36.1%	84,637	34.7%	(12,211)	(14.4%)
Amortization and impairment of intangible assets	317	0.2%	692	0.3%	(375)	(54.2%)
Royalties and other operating income	3,596	1.8%	4,584	1.9%	(988)	(21.6%)

Operating income	11,108	5.5%	12,884	5.3%	(1,776)	(13.8%)
Interest expense, net	5,302	2.6%	6,437	2.6%	(1,135)	(17.6%)

Earnings before income taxes	5,806	2.9%	6,447	2.6%	(641)	(9.9%)
Income taxes	1,568	0.8%	1,672	0.7%	(104)	(6.2%)

Net earnings	$4,238	2.1%	$4,775	2.0%	$(537)	(11.2%)

The discussion and tables below compare certain line items included in our statements of operations for the third quarter of fiscal 2009 to the third quarter of fiscal 2008. Each dollar and percentage change provided reflects the change between these periods unless indicated otherwise. Each dollar and share amount included in the tables is in thousands except for per share amounts.
Net Sales

	Third Quarter
	Fiscal 2009	Fiscal 2008	$ Change	% Change

Tommy Bahama	$75,403	$83,726	$(8,323)	(9.9%)
Ben Sherman	29,844	38,235	(8,391)	(21.9%)
Lanier Clothes	35,555	44,314	(8,759)	(19.8%)
Oxford Apparel	60,155	78,082	(17,927)	(23.0%)
Corporate and Other	(419)	(171)	(248)	(145.0%)

Total net sales	$200,538	$244,186	$(43,648)	(17.9%)

Net sales, on a consolidated basis, decreased $43.6 million, or 17.9%, in the third quarter of fiscal 2009 compared to the third quarter of fiscal 2008 primarily as a result of the changes in each operating group discussed below.
Tommy Bahama:
The decrease in net sales for Tommy Bahama was primarily due to a reduction in net sales at wholesale resulting from the challenging retail environment. This decrease in wholesale sales was partially offset by sales at our retail stores opened after the beginning of the third quarter of fiscal 2008 and increased e-commerce sales. Unit sales decreased 13.2% due primarily to the challenging retail environment. The average selling price per unit increased by 3.8%, as sales at our retail stores and our e-commerce sales, both of which have higher sales prices than wholesale sales, represented a greater proportion of total Tommy Bahama sales. As of October 31, 2009 and November 1, 2008, we operated 85 and 79 Tommy Bahama retail stores, respectively.
Ben Sherman:
The decrease in net sales for Ben Sherman was primarily due to a 16.6% reduction in unit sales primarily due to the challenging economic conditions and our exit from and subsequent licensing of our footwear and kids’ operations. The decrease was further driven by a 10% reduction in the average exchange rate of the British pound sterling versus the United States dollar during the third quarter of fiscal 2009 compared to the average exchange rate during the third quarter of fiscal 2008. The average selling price per unit decreased 6.4%, resulting primarily from the impact of the weaker British pound sterling, which was partially offset by a larger percentage of total Ben Sherman sales being sales at our retail stores, which generally have a higher sales price than wholesale sales.
Lanier Clothes:
The decrease in net sales for Lanier Clothes was primarily due to (1) our exit from the Oscar de la Renta and Nautica licensed businesses, with fiscal 2009 sales consisting of close out sales, (2) the restructuring of the Arnold Brant business in fiscal 2008 and (3) the challenging economic conditions. The exit from the Oscar de la Renta and Nautica businesses and the challenging economic conditions resulted in a decrease in unit sales of 8.7% and also impacted our sales mix, resulting in a decrease in the average selling price per unit of 12.2%, as the Nautica and Oscar de la Renta businesses had higher average selling prices than certain other businesses which Lanier Clothes continues to operate.
Oxford Apparel:
The decrease in net sales for Oxford Apparel was generally anticipated in connection with our strategy to focus on key product categories and exit underperforming lines of business, but was also impacted by the challenging economic conditions. Unit sales decreased by 25.0% as a result of our exit from certain lines of business and economic conditions, and the average selling price per unit increased by 2.7% due to changes in product mix.
Gross Profit

	Third Quarter
	Fiscal 2009	Fiscal 2008	$ Change	% Change

Gross profit	$80,255	$93,629	$(13,374)	(14.3%)
Gross profit % of net sales	40.0%	38.3%
LIFO accounting charges included in cost of goods sold	$1,288	$—
The decrease in gross profit was primarily due to lower sales in each operating group, as described above. Gross margins increased to 40.0% of net sales during the third quarter of fiscal 2009 from 38.3% in the third quarter of fiscal 2008. Gross margins were positively impacted by the sales mix between our retail operations and wholesale operations. Retail sales, which generally have higher gross margins, represented a higher proportion of our net sales during the third quarter of fiscal 2009. The LIFO accounting charge of $1.3 million in the third quarter of fiscal 2009 partially offset the improved gross margins. Ben Sherman’s gross margins were negatively impacted by increased cost of goods sold related to inventory purchases denominated in United States dollars but sold in other currencies. Our gross profit may not be directly comparable to those of our competitors, as statement of operations classification of certain expenses may vary by company.
SG&A

	Third Quarter
	Fiscal 2009	Fiscal 2008	$ Change	% Change

SG&A	$72,426	$84,637	$(12,211)	(14.4%)
SG&A % of net sales	36.1%	34.7%
Restructuring charges included in SG&A	$—	$601
The decrease in SG&A was primarily due to (1) significant reductions in our overhead cost structure, (2) cost reductions associated with our exit from certain businesses, (3) the impact on Ben Sherman of a 10% reduction in the average value of the British pound sterling versus the United States dollar and (4) restructuring charges incurred in the third quarter of fiscal 2008 totaling approximately $0.6 million. These cost savings were partially offset by expenses associated with the operation of additional retail stores which opened subsequent to the beginning of the third quarter of fiscal 2008.

Amortization and impairment of intangible assets

	Third Quarter
	Fiscal 2009	Fiscal 2008	$ Change	% Change

Amortization and impairment of intangible assets	$317	$692	$(375)	(54.2%)
The decrease in amortization and impairment of intangible assets was primarily the result of amortization typically being greater in the earlier periods following an acquisition.
Royalties and other operating income

	Third Quarter
	Fiscal 2009	Fiscal 2008	$ Change	% Change

Royalties and other operating income	$3,596	$4,584	$(988)	(21.6%)
The decrease in royalties and other operating income was primarily due to the termination of the license agreement for footwear in Tommy Bahama, the challenging economic conditions and a 10% decline in the average value of the British pound sterling versus the United States dollar, which impacted Ben Sherman royalty income.
Operating income

	Third Quarter
	Fiscal 2009	Fiscal 2008	$ Change	% Change

Tommy Bahama	$2,143	$689	$1,454	211.0%
Ben Sherman	2,323	3,242	(919)	(28.3%)
Lanier Clothes	5,243	4,482	761	17.0%
Oxford Apparel	6,342	7,346	(1,004)	(13.7%)
Corporate and Other	(4,943)	(2,875)	(2,068)	(71.9%)

Total operating income	$11,108	$12,884	$(1,776)	(13.8%)

Total LIFO accounting and restructuring charges included in total operating income	$1,288	$601

Operating income, on a consolidated basis, decreased to $11.1 million in the third quarter of fiscal 2009 from $12.9 million in the third quarter of fiscal 2008. The $1.8 million decrease in operating income was primarily due to the decreased net sales and royalty income, which was partially offset by decreased SG&A. The third quarter of fiscal 2009 included a charge of $1.3 million related to LIFO accounting and the third quarter of fiscal 2008 included restructuring charges of $0.6 million. Changes in operating income by operating group are discussed below.
Tommy Bahama:

	Third Quarter
	Fiscal 2009	Fiscal 2008	$ Change	% Change

Net sales	$75,403	$83,726	$(8,323)	(9.9%)
Operating income	2,143	689	1,454	211.0%
Operating income % of net sales	2.8%	0.8%
Restructuring charges included in operating income	$—	$212
The increase in operating income for Tommy Bahama was primarily due to reduced SG&A partially offset by the reduction in net sales and decreased royalty income. The reductions in SG&A were primarily due to decreased employment, advertising and other SG&A expenses.
Ben Sherman:

	Third Quarter
	Fiscal 2009	Fiscal 2008	$ Change	% Change

Net sales	$29,844	$38,235	$(8,391)	(21.9%)
Operating income	2,323	3,242	(919)	(28.3%)
Operating income % of net sales	7.8%	8.5%
Restructuring charges included in operating income	$—	$34
The decrease in operating income for Ben Sherman was primarily due to (1) lower sales and (2) the unfavorable impact on cost of goods sold related to inventory purchases denominated in United States dollars but sold in other currencies. These items were partially offset by overhead reductions.

Lanier Clothes:

	Third Quarter
	Fiscal 2009	Fiscal 2008	$ Change	% Change

Net sales	$35,555	$44,314	$(8,759)	(19.8%)
Operating income	5,243	4,482	761	17.0%
Operating income % of net sales	14.7%	10.1%
Restructuring charges included in operating income	$—	$10
The increase in operating income for Lanier Clothes was primarily due to reduced SG&A and increased gross margins, which partially offset the reduction in net sales.
Oxford Apparel:

	Third Quarter
	Fiscal 2009	Fiscal 2008	$ Change	% Change

Net sales	$60,155	$78,082	$(17,927)	(23.0%)
Operating income	6,342	7,346	(1,004)	(13.7%)
Operating income % of net sales	10.5%	9.4%
Restructuring charges included in operating income	$—	$273
The impact of the decreased sales which resulted in lower operating income for Oxford Apparel was partially offset by reductions in SG&A. The reductions in SG&A in the third quarter of fiscal 2009 were attributable to reductions in restructuring charges, employment costs and variable operating expenses.
Corporate and Other:

	Third Quarter
	Fiscal 2009	Fiscal 2008	$ Change	% Change

Operating income (loss)	$(4,943)	$(2,875)	$(2,068)	(71.9%)
LIFO accounting charges included in operating income (loss)	$1,288	$72
The Corporate and Other operating loss increased $2.1 million from a loss of $2.9 million in the third quarter of fiscal 2008 to a loss of $4.9 million in the third quarter of fiscal 2009. The third quarter of fiscal 2009 included a charge of $1.3 million related to LIFO accounting adjustments.
Interest expense, net

	Third Quarter
	Fiscal 2009	Fiscal 2008	$ Change	% Change

Interest expense, net	$5,302	$6,437	$(1,135)	(17.6%)
Write-off of deferred financing costs included in interest expense	$—	$900
The decrease in interest expense was primarily due to the write off of $0.9 million of unamortized financing costs as a result of our amendment and restatement of our U.S. Revolving Credit Agreement in the third quarter of fiscal 2008. Interest expense was also impacted by the various changes to our financing arrangements during fiscal 2008 and fiscal 2009 described above under the heading “Overview”.
Income taxes

	Third Quarter
	Fiscal 2009	Fiscal 2008	$ Change	% Change

Income taxes	$1,568	$1,672	$(104)	(6.2%)
Effective tax rate	27.0%	25.9%
The rates for both periods reflect the favorable impact of permanent differences which do not necessarily fluctuate with earnings and the impact of certain discrete items, including the decrease in contingency reserves.

Net earnings

	Third Quarter
	Fiscal 2009	Fiscal 2008	Change	% Change

Net earnings	$4,238	$4,775	$(537)	(11.2%)
Diluted net earnings per common share	$0.27	$0.31	$(0.04)	(12.9%)
Weighted average common shares outstanding-diluted	15,965	15,581	384	2.5%
The change in diluted net earnings per common share was primarily due to the sales declines resulting from the challenging economic conditions, partially offset by the reductions in operating expenses and the lower restructuring charges, each as discussed above.
FIRST NINE MONTHS OF FISCAL 2009 COMPARED TO FIRST NINE MONTHS OF FISCAL 2008
The following table sets forth the specified line items in our unaudited condensed consolidated statements of operations both in dollars (in thousands) and as a percentage of net sales. The table also sets forth the dollar change and the percentage change of the data as compared to the same period of the prior year. We have calculated all percentages based on actual data, but percentage columns may not add due to rounding. Individual line items of our consolidated statements of operations may not be directly comparable to those of our competitors, as classification of certain expenses may vary by company.

	First Nine Months

	Fiscal 2009		Fiscal 2008		$ Change	% Change

Net sales	$610,156	100.0%	$747,648	100.0%	$(137,492)	(18.4%)
Cost of goods sold	361,587	59.3%	441,039	59.0%	(79,452)	(18.0%)

Gross profit	248,569	40.7%	306,609	41.0%	(58,040)	(18.9%)
SG&A	224,746	36.8%	273,243	36.5%	(48,497)	(17.7%)
Amortization and impairment of intangible assets	940	0.2%	5,538	0.7%	(4,598)	(83.0%)
Royalties and other operating income	8,981	1.5%	13,123	1.8%	(4,142)	(31.6%)

Operating income	31,864	5.2%	40,951	5.5%	(9,087)	(22.2%)
Interest expense, net	16,112	2.6%	18,754	2.5%	(2,642)	(14.1%)

Earnings before income taxes	15,752	2.6%	22,197	3.0%	(6,445)	(29.0%)
Income taxes	4,469	0.7%	6,432	0.9%	(1,963)	(30.5%)

Net earnings	$11,283	1.8%	$15,765	2.1%	$(4,482)	(28.4%)

The discussion and tables below compare certain line items included in our consolidated statements of operations for the first nine months of fiscal 2009 to the first nine months of fiscal 2008. Each dollar and percentage change provided reflects the change between these periods unless indicated otherwise. Each dollar and share amount included in the tables is in thousands except for per share amounts.
Net sales

	First Nine Months
	Fiscal 2009	Fiscal 2008	$ Change	% Change

Tommy Bahama	$268,262	$324,991	$(56,729)	(17.5%)
Ben Sherman	77,690	107,317	(29,627)	(27.6%)
Lanier Clothes	92,266	111,185	(18,919)	(17.0%)
Oxford Apparel	172,823	204,790	(31,967)	(15.6%)
Corporate and Other	(885)	(635)	(250)	(39.4%)

Total net sales	$610,156	$747,648	$(137,492)	(18.4%)

Net sales, on a consolidated basis, decreased $137.5 million, or 18.4%, in the first nine months of fiscal 2009 compared to the first nine months of fiscal 2008 primarily as a result of the changes in each operating group discussed below.
Tommy Bahama:
The decrease in net sales for Tommy Bahama was primarily due to a reduction in net sales at wholesale and in our existing owned retail stores resulting from the challenging retail environment. This decrease in wholesale sales and existing store retail sales was partially offset by sales at our retail stores opened after the beginning of fiscal 2008 and increased e-commerce sales. Unit sales decreased 24.1% due primarily to the challenging retail environment. The average selling price per unit increased by 7.5%, as sales at our retail stores and our e-commerce sales, both of which have higher sales prices than wholesale sales, represented a greater proportion of total Tommy Bahama sales.
Ben Sherman:
The decrease in net sales for Ben Sherman was primarily due to (1) a 19% reduction in the average exchange rate of the British pound sterling versus the United States dollar during the first nine months of fiscal 2009 compared to the average exchange rate during the first nine months of fiscal 2008, (2) the impact of the challenging economic environment on wholesale shipments and (3) our exit from and subsequent licensing of our footwear and kids’ operations. During the first nine months of fiscal 2009, unit sales for Ben Sherman declined by 18.5% due primarily to the challenging economic conditions. The average selling price per unit decreased 11.1%, resulting primarily from the impact of the weaker British pound sterling, which was partially offset by a larger percentage of total Ben Sherman sales being sales at our retail stores, which generally have a higher sales price than wholesale sales.
Lanier Clothes:
The decrease in net sales for Lanier Clothes was primarily due to (1) our exit from the Oscar de la Renta and Nautica licensed businesses, with fiscal 2009 sales primarily consisting of close out sales, (2) the restructuring of the Arnold Brant business in fiscal 2008 and (3) the challenging economic conditions. These factors resulted in a decrease in unit sales of 5.5% and a decrease in the average selling price per unit of 12.2%.
Oxford Apparel:
The decrease in net sales for Oxford Apparel was generally anticipated in connection with our strategy to focus on key product categories and exit underperforming lines of business, but was also impacted by the difficult economic conditions. Unit sales decreased by 16.7% as a result of our exit from certain lines of business and the challenging economic conditions, and the average selling price per unit increased by 1.3% due to changes in product mix.
Gross Profit

	First Nine Months
	Fiscal 2009	Fiscal 2008	$ Change	% Change

Gross profit	$248,569	$306,609	$(58,040)	(18.9%)
Gross profit % of net sales	40.7%	41.0%
LIFO accounting charges/(credits) and restructuring charges included in cost of goods sold	$5,773	$2,469
The decrease in gross profit was primarily due to lower sales in each operating group, as described above. Gross margins decreased to 40.7% of net sales during the first nine months of fiscal 2009 from 41.0% in the first nine months of fiscal 2008. Ben Sherman’s gross margins were negatively impacted by increased cost of goods sold related to inventory purchases denominated in United States dollars but sold in other currencies. The first nine months of fiscal 2009 included LIFO accounting charges of $5.8 million, while the first nine months of fiscal 2008 included restructuring charges of $5.3 million primarily related to our exit from the Oscar de la Renta and Nautica licensed businesses and a LIFO accounting credit of $2.8 million. Gross margins were also impacted by the sales mix between our retail operations and wholesale operations, with retail sales, which generally have higher gross margins, representing a higher proportion of our net sales during the first nine months of fiscal 2009. Our gross profit may not be directly comparable to those of our competitors, as statement of operations classification of certain expenses may vary by company.
SG&A

	First Nine Months
	Fiscal 2009	Fiscal 2008	$ Change	% Change

SG&A	$224,746	$273,243	$(48,497)	(17.7%)
SG&A % of net sales	36.8%	36.5%
Restructuring and other charges included in SG&A	$1,362	$2,161
The decrease in SG&A was primarily due to (1) significant reductions in our headcount and other overhead costs, (2) cost reductions associated with our exit from certain businesses, (3) the impact on Ben Sherman of a 19% reduction in the average value of the British pound sterling versus the United States dollar, (4) reductions in store opening costs resulting from reduced retail store openings and (5) reductions in advertising expenses. Additionally, the first nine months of fiscal 2008 included restructuring charges and other unusual items totaling a net charge of approximately $2.2 million. The cost savings were partially offset by expenses associated with the operation of additional retail stores which opened subsequent to the beginning of fiscal 2008 and $1.4 million of restructuring charges during the first nine months of fiscal 2009 primarily associated with our exit from, and subsequent licensing of, the Ben Sherman footwear and kids’ operations as well as other streamlining initiatives in fiscal 2009.
Amortization and impairment of intangible assets

	First Nine Months
	Fiscal 2009	Fiscal 2008	$ Change	% Change

Amortization and impairment of intangible assets	$940	$5,538	$(4,598)	(83.0%)
Impairment charges included in amortization and impairment of intangible assets	$—	$3,274
The decrease in amortization and impairment of intangible assets was primarily due to the $3.3 million of impairment charges related to the Arnold Brant and Solitude intangible assets in Lanier Clothes and Oxford Apparel, respectively, in the first nine months of fiscal 2008. The decrease was also partially the result of amortization typically being greater in the earlier periods following an acquisition. Amortization of intangible assets is expected to be approximately $1.2 million in fiscal 2009, including the $0.9 million recognized in the first nine months of fiscal 2009.
Royalties and other operating income

	First Nine Months
	Fiscal 2009	Fiscal 2008	$ Change	% Change

Royalties and other operating income	$8,981	$13,123	$(4,142)	(31.6%)
Unusual charges/(credits) included in royalties and other operating income	$—	$(220)
The decrease in royalties and other operating income was primarily due to the termination of the license agreement for footwear in Tommy Bahama, the challenging economic conditions and the 19% decline in the average value of the British pound sterling versus the United States dollar, which impacted Ben Sherman royalty income. The first nine months of fiscal 2008 also included a net gain on (1) the sale of a trademark and (2) the impairment of a joint venture by Oxford Apparel of approximately $0.2 million.
Operating Income

	First Nine Months
	Fiscal 2009	Fiscal 2008	$ Change	% Change

Tommy Bahama	$27,772	$38,315	$(10,543)	(27.5%)
Ben Sherman	(5,961)	1,495	(7,456)	(498.7%)
Lanier Clothes	10,681	(6,894)	17,575	254.9%
Oxford Apparel	15,664	16,409	(745)	(4.5%)
Corporate and Other	(16,292)	(8,374)	(7,918)	(94.6%)

Total operating income	$31,864	$40,951	$(9,087)	(22.2%)

Total restructuring and other unusual charges included in total operating income	$7,135	$7,684

Operating income, on a consolidated basis, decreased $9.1 million to $31.9 million in the first nine months of fiscal 2009. The decrease in operating income was primarily due to the decreased sales and royalty income, which were partially offset by decreased SG&A and lower restructuring charges, as discussed above. The first nine months of fiscal 2009 included LIFO accounting charges of approximately $5.8 million and restructuring charges of approximately $1.4 million. The first nine months of fiscal 2008 included restructuring charges and other unusual items of approximately $10.5 million partially offset by LIFO accounting credits of approximately $2.8 million. Changes in operating income by operating group are discussed below.
Tommy Bahama:

	First Nine Months
	Fiscal 2009	Fiscal 2008	$ Change	% Change

Net sales	$268,262	$324,991	$(56,729)	(17.5%)
Operating income	27,772	38,315	(10,543)	(27.5%)
Operating income % of net sales	10.4%	11.8%
Restructuring costs in operating income	$—	$212

The decrease in operating income for Tommy Bahama was primarily due to the reduction in sales and decreased royalty income, as discussed above. These items were partially offset by (1) decreased employment, advertising, store pre-opening and other variable operating costs and (2) higher gross margins as retail sales represented a greater proportion of total Tommy Bahama sales.
Ben Sherman:

	First Nine Months
	Fiscal 2009	Fiscal 2008	$ Change	% Change

Net sales	$77,690	$107,317	$(29,627)	(27.6%)
Operating income (loss)	(5,961)	1,495	(7,456)	(498.7%)
Operating income (loss) % of net sales	(7.7%)	1.4%
Restructuring costs in operating income	$1,362	$34
The decline in operating results for Ben Sherman was primarily due to (1) lower sales, (2) the unfavorable impact on inventory purchases denominated in United States dollars but sold in other currencies, (3) lower royalty income and (4) $1.4 million of restructuring charges primarily related to the exit from, and subsequent licensing of, the Ben Sherman footwear and kids’ operations as well as other streamlining initiatives. These items were partially offset by headcount and other overhead reductions.
Lanier Clothes:

	First Nine Months
	Fiscal 2009	Fiscal 2008	$ Change	% Change

Net sales	$92,266	$111,185	$(18,919)	(17.0%)
Operating income (loss)	10,681	(6,894)	17,575	254.9%
Operating income (loss) % of net sales	11.6%	(6.2%)
Restructuring and other unusual charges included in operating income	$—	$9,550
The first nine months of fiscal 2008 for Lanier Clothes included $9.6 million of restructuring and impairment charges associated with (1) our exit from the Nautica and Oscar de la Renta licensed businesses, (2) restructuring of our Arnold Brant business and (3) certain other unusual items. Aside from the restructuring and impairment charges in fiscal 2008, improved gross margins and reductions in headcount and other overhead costs contributed to the improved operating results.
Oxford Apparel:

	First Nine Months
	Fiscal 2009	Fiscal 2008	$ Change	% Change

Net sales	$172,823	$204,790	$(31,967)	(15.6%)
Operating income	15,664	16,409	(745)	(4.5%)
Operating income % of net sales	9.1%	8.0%
Restructuring and other unusual charges included in operating income	$—	$614
The impact of the decreased sales for Oxford Apparel in the first nine months of fiscal 2009, discussed above, was partially offset by reductions in SG&A. The reductions in SG&A in the first nine months of fiscal 2009 were attributable to reductions in headcount and other overhead costs. The first nine months of fiscal 2008 included a net charge of $0.6 million related to (1) an impairment charge for the Solitude intangible assets, (2) certain inventory disposal costs associated with exiting the Solitude business, (3) the resolution of a contingent liability, (4) a gain on the sale of a trademark and (5) the impairment of a joint venture.
Corporate and Other:

	First Nine Months
	Fiscal 2009	Fiscal 2008	$ Change	% Change

Operating income (loss)	$(16,292)	$(8,374)	$(7,918)	(94.6%)
LIFO accounting charges/(credits) and restructuring charges included in operating income (loss)	$5,773	$(2,726)

The first nine months of fiscal 2009 for Corporate and Other included a charge of $5.8 million related to LIFO accounting compared to a credit of $2.8 million in the first nine months of fiscal 2008. The impact of LIFO accounting was partially offset by reductions in SG&A.
Interest expense, net

	First Nine Months
	Fiscal 2009	Fiscal 2008	$ Change	% Change

Interest expense, net	$16,112	$18,754	$(2,642)	(14.1%)
Write-off of deferred financing costs included in interest expense	$1,759	$900
The decrease in interest expense, net was primarily due to lower debt levels resulting from (1) strong cash flow from operations during the twelve months ended October 31, 2009 and (2) the repurchase of certain of our 8 7/8% Senior Unsecured Notes in the fourth quarter of fiscal 2008. Also, the first nine months of fiscal 2009 and fiscal 2008 included charges of $1.8 million and $0.9 million, respectively, related to the write-off of unamortized deferred financing costs as a result of certain changes to our financing arrangements in each period.
Income Taxes

	First Nine Months
	Fiscal 2009	Fiscal 2008	$ Change	% Change

Income taxes	$4,469	$6,432	$(1,963)	(30.5%)
Effective tax rate	28.4%	29.0%
The rates for both periods reflect the favorable impact of permanent differences which do not necessarily fluctuate with earnings, and the impact of certain discrete items, including the decrease in contingency reserves.
Net earnings

	First Nine Months
	Fiscal 2009	Fiscal 2008	Change	% Change

Net earnings	$11,283	$15,765	$(4,482)	(28.4%)
Diluted net earnings per common share	$0.72	$1.00	$(0.28)	(28.0%)
Weighted average common shares outstanding-diluted	15,729	15,773	(44)	(0.3%)
The change in net earnings was primarily due to the sales declines and lower royalty income, partially offset by the reductions in SG&A and interest expense, each as discussed above.
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
Key Liquidity Measures

($ in thousands)	October 31, 2009	January 31, 2009	November 1, 2008

Current assets	$204,081	$228,289	$257,736
Current liabilities	103,759	106,833	120,252

Working capital	$100,322	$121,456	$137,484

Working capital ratio	1.97	2.14	2.14
Debt to total capital ratio	62%	68%	38%

Our working capital ratio is calculated by dividing total current assets by total current liabilities. The decrease was primarily due to reductions in our inventory and accounts receivable levels, which were greater than the reductions in current liabilities. For the ratio of debt to total capital, debt is defined as short-term and long-term debt, and total capital is defined as debt plus shareholders’ equity. The change in this ratio from November 1, 2008 to October 31, 2009 is primarily a result of impairment of certain goodwill and intangible assets during fiscal 2008 which reduced shareholders’ equity significantly. Our debt levels and ratio of debt to total-capital in future periods may not be comparable to historical amounts due to the changes to our credit facilities and other debt instruments since the beginning of the third quarter of fiscal 2008, and as we continue to assess and periodically make changes to our capital structure. Changes in our capital structure, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.
The Balance Sheet
The following tables set forth certain information included in our condensed consolidated balance sheets (in thousands). Below each table are explanations for any significant changes in the balances from November 1, 2008 to October 31, 2009.
Current Assets:

	October 31, 2009	November 1, 2008	$ Change	% Change

Cash and cash equivalents	$5,995	$8,034	$(2,039)	(25.4%)
Receivables, net	94,503	119,960	(25,457)	(21.2%)
Inventories, net	83,675	108,622	(24,947)	(23.0%)
Prepaid expenses	19,908	21,120	(1,212)	(5.7%)

Total current assets	$204,081	$257,736	$(53,655)	(20.8%)

The decrease in receivables was primarily due to lower wholesale sales in the last two months of the third quarter of fiscal 2009 compared to the last two months of the third quarter of fiscal 2008. Inventory levels at Ben Sherman, Lanier Clothes and Oxford Apparel have each decreased as we have focused on mitigating inventory markdown risk and promotional pressure and have exited certain lines of business. Inventory levels at Tommy Bahama increased slightly in order to support the additional retail stores we were operating at October 31, 2009. The decrease in prepaid expenses was primarily due to the timing of payment of certain expenses.
Non-current Assets:

	October 31, 2009	November 1, 2008	$ Change	% Change

Property, plant and equipment, net	$83,769	$93,348	$(9,579)	(10.3%)
Goodwill, net	—	248,569	(248,569)	(100.0%)
Intangible assets, net	138,409	208,315	(69,906)	(33.6%)
Other non-current assets, net	23,741	26,928	(3,187)	(11.8%)

Total non-current assets, net	$245,919	$577,160	$(331,241)	(57.4%)

The decrease in property, plant and equipment, net was primarily due to depreciation expense exceeding capital expenditures during the twelve months ended October 31, 2009 as well as the impact of certain asset impairments in the fourth quarter of fiscal 2008. The decreases in goodwill, net and intangible assets, net were primarily due to the impact of impairments recognized in the fourth quarter of fiscal 2008. The decrease in other non-current assets, net was primarily due to (1) impairment of investments in joint ventures in the fourth quarter of fiscal 2008 and (2) the write-off and amortization of certain deferred financing costs. These items were partially offset by the payment of certain deferred financing costs associated with the offering of our 11 3/8% Senior Secured Notes in June 2009.
Liabilities:

	October 31, 2009	November 1, 2008	$ Change	% Change

Current liabilities	$103,759	$120,252	$(16,493)	(13.7%)
Long-term debt less current maturities	161,244	219,548	(58,304)	(26.6%)
Other non-current liabilities	47,432	50,562	(3,130)	(6.2%)
Non-current deferred income taxes	29,444	54,416	(24,972)	(45.9%)

Total liabilities	$341,879	$444,778	$(102,899)	(23.1%)

The decrease in total current liabilities was primarily due to reductions in accruals related to inventory, employment and other overhead costs, and interest payable. The decrease in long-term debt is primarily due to cash flow from operating activities resulting from lower working capital positions subsequent to November 1, 2008, which exceeded cash requirements for investing and financing activities and the repurchase of certain of our 8 7/8% Senior Unsecured

Notes at a discount in the fourth quarter of fiscal 2008. The decrease in other non-current liabilities was primarily due to the declines in deferred rent and deferred compensation liabilities. The change in non-current deferred income taxes primarily resulted from (1) the impact of the impairment and amortization of certain intangible assets recognized in the fourth quarter of fiscal 2008, (2) the change in foreign currency exchange rates subsequent to November 1, 2008 and (3) changes in taxes accrued on undistributed foreign earnings.
The Statement of Cash Flows
The following table sets forth the major line items of our condensed consolidated statements of cash flows (in thousands):

	First Nine Months
	Fiscal 2009	Fiscal 2008	$ Change	% Change

Net cash provided by operating activities	$41,988	$61,286	$(19,298)	(31.5%)
Net cash used in investing activities	(8,419)	(17,930)	9,511	53.0%
Net cash used in financing activities	(31,007)	(49,480)	18,473	37.3%

Net change in cash and cash equivalents	$2,562	$(6,124)	$8,686	141.8%
Effect of foreign currency translation on cash and cash equivalents	143	(754)	897	119.0%
Cash and cash equivalents at the beginning of the year	3,290	14,912	(11,622)	(77.9%)

Cash and cash equivalents at the end of the period	$5,995	$8,034	$(2,039)	(25.4%)

Operating Activities:
The operating cash flows for the first nine months of fiscal 2009 and the first nine months of fiscal 2008 were primarily the result of earnings for the period, adjusted for non-cash activities such as depreciation, amortization and stock compensation expense as well as changes in our working capital accounts. In the first nine months of fiscal 2009, the significant changes in working capital from January 31, 2009 were a decrease in inventories partially offset by an increase in accounts receivable and a decrease in current liabilities. In the first nine months of fiscal 2008, the significant changes in working capital from February 2, 2008 were a decrease in inventories partially offset by an increase in accounts receivable and a decrease in current liabilities.
Investing Activities:
During the first nine months of fiscal 2009 and the first nine months of fiscal 2008, investing activities used $8.4 million and $17.9 million, respectively, of cash. These investing activities primarily consisted of capital expenditures related to new retail stores and costs associated with our ongoing implementation of a new integrated financial system.
Financing Activities:
During the first nine months of fiscal 2009, financing activities used $31.0 million of cash. Cash flow from operations, borrowings under our U.S. Revolving Credit Agreement and the proceeds from the issuance of $150.0 million aggregate principal amount of 11 3/8% Senior Secured Notes were used to repurchase $166.8 million aggregate principal amount of our 8 7/8% Senior Unsecured Notes, to pay $4.4 million of dividends for the first, second and third quarters of fiscal 2009 and to pay $5.0 million of financing costs associated with our 11 3/8% Senior Secured Notes issued in June 2009. During the first nine months of fiscal 2008, financing activities used $49.5 million of cash. Cash flow from operations was used to repay amounts outstanding under our credit facilities during the first nine months of fiscal 2008. Additionally, $11.6 million of dividends were paid during the first nine months of fiscal 2008. These dividend payments include payments for the quarter ended February 2, 2008 and the first, second and third quarters of fiscal 2008.

Liquidity and Capital Resources
The table below provides a description of our significant financing arrangements and the amounts outstanding under these financing arrangements (in thousands) as of October 31, 2009:

$175 million U.S. Secured Revolving Credit Facility (“U.S. Revolving Credit Agreement”), which is limited to a borrowing base consisting of specified percentages of eligible categories of assets, accrues interest (2.08% at August 1, 2009), unused line fees and letter of credit fees based upon a pricing grid which is tied to average unused availability, requires interest payments monthly with principal due at maturity (August 2013) and is secured by a first priority security interest in the accounts receivable (other than royalty payments in respect of trademark licenses), inventory, investment property (including the equity interests of certain subsidiaries), general intangibles (other than trademarks, trade names and related rights), deposit accounts, intercompany obligations, equipment, goods, documents, contracts, books and records and other personal property of Oxford Industries, Inc. and substantially all of its domestic subsidiaries and a second priority interest in those assets in which the holders of the 11 3/8% Senior Secured Notes have a first priority interest (1)
$26,821
£12 million Senior Secured Revolving Credit Facility (“U.K. Revolving Credit Agreement”), which accrues interest at the bank’s base rate plus 1.35% (1.85% at October 31, 2009), requires interest payments monthly with principal payable on demand and is collateralized by substantially all of the United Kingdom assets of Ben Sherman	5,658
11.375% Senior Secured Notes (“11 3/8% Senior Secured Notes”), which accrue interest at an annual rate of 11.375% (effective interest rate of 12%) and require interest payments semi-annually in January and July of each year, require payment of principal at maturity (July 2015), are subject to certain prepayment penalties, are secured by a first priority interest in all U.S. registered trademarks and certain related rights and certain future acquired real property owned in fee simple of Oxford Industries, Inc. and substantially all of its consolidated domestic subsidiaries and a second priority interest in those assets in which the lenders under the U.S. Revolving Credit Agreement have a first priority interest, and are guaranteed by certain of our domestic subsidiaries (2)
150,000
Unamortized discount (2)	(3,756)

Total debt	$178,723
Short-term debt and current maturities of long-term debt	(17,479)

Long-term debt, less current maturities	$161,244

(1)	$15.0 million of the $26.8 million outstanding under the U.S. Revolving Credit Agreement at October 31, 2009 was classified as long-term debt as this amount represents the minimum amount we anticipate to be outstanding under the U.S. Revolving Credit Agreement during fiscal 2009.

(2)	In June 2009, we issued the 11 3/8% Senior Secured Notes at 97.353% of the $150 million principal amount, resulting in gross proceeds of $146.0 million. Proceeds from the 11 3/8% Senior Secured Notes and borrowings under our U.S. Revolving Credit Agreement were used to fund the satisfaction and discharge of the 8 7/8% Senior Unsecured Notes outstanding at that time.
Our credit facilities are used to finance trade letters of credit, as well to provide funding for other operating activities, capital expenditures and acquisitions. As of October 31, 2009, approximately $17.1 million of trade letters of credit and other limitations on availability in the aggregate were outstanding against the U.S. Revolving Credit Agreement and the U.K. Revolving Credit Agreement. On October 31, 2009, we had approximately $105 million and $11 million in unused availability under the U.S. Revolving Credit Agreement and the U.K. Revolving Credit Agreement, respectively, subject to the respective limitations on borrowings set forth in the U.S. Revolving Credit Agreement, U.K. Revolving Credit Agreement and the indenture for the 11 3/8% Senior Secured Notes.
Covenants, Other Restrictions and Prepayment Penalties:
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
Additionally, the U.S. Revolving Credit Agreement contains a financial covenant that applies only if unused availability under the U.S. Revolving Credit Agreement is less than the greater of (i) $26.25 million or (ii) 15% of the total revolving commitments for three consecutive business days. In such case, our fixed charge coverage ratio as defined in the U.S. Revolving Credit Agreement must not be less than 1.0 to 1.0 for the immediately preceding 12 fiscal months for which financial statements have been delivered. This financial covenant continues to apply until we have maintained unused availability under the U.S. Revolving Credit Agreement of more than the greater of (i) $26.25 million or (ii) 15% of the total revolving commitments for thirty consecutive days.
We believe that the affirmative covenants, negative covenants, financial covenants and other restrictions are customary for those included in similar facilities and notes. As of October 31, 2009, no financial covenant testing was required pursuant to our U.S. Revolving Credit Agreement as the minimum availability threshold was met during the quarter. As of October 31, 2009, we were compliant with all covenants related to our credit facilities and 11 3/8% Senior Secured Notes.
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
Other Liquidity Items:
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

Our contractual obligations as of October 31, 2009 have not changed significantly from the contractual obligations outstanding at January 31, 2009 other than (1) changes in the amounts outstanding under our U.S. Revolving Credit Agreement, (2) changes in the amounts outstanding under our U.K. Revolving Credit Agreement, (3) changes in amounts outstanding pursuant to letters of credit, (4) the issuance of the 11 3/8% Senior Secured Notes due July 2015 and (5) the repayment and satisfaction of all obligations related to the 8 7/8% Senior Unsecured Notes due June 2011 (each as discussed above). The 11 3/8% Senior Secured Notes require interest payments of $8.5 million each January and July through their maturity in July 2015.
Our anticipated capital expenditures for fiscal 2009, including $8.4 million incurred during the first nine months of fiscal 2009, are expected to be approximately $10 million. These expenditures consist primarily of additional Tommy Bahama and Ben Sherman retail stores and the costs associated with the implementation of a new integrated financial system.
Off Balance Sheet Arrangements
We have not entered into agreements which meet the SEC’s definition of an off balance sheet financing arrangement, other than operating leases, and have made no financial commitments to or guarantees with respect to any unconsolidated subsidiaries or special purpose entities.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to bad debts, inventories, intangible assets, income taxes, stock compensation expense, contingencies and litigation and certain other accrued expenses. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies and estimates are discussed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for fiscal 2008. There have not been any significant changes to the application of our critical accounting policies and estimates during the first nine months of fiscal 2009, except that we no longer have any goodwill recognized in our balance sheet after the impairment charge which was recognized in the fourth quarter of fiscal 2008.
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
During the third quarter of fiscal 2009, we converted certain of our financial systems in our United States operations (general ledger, payables and fixed assets) to a new integrated financial system. As a result of these conversions, certain controls were modified, as necessary, to supplement and complement our existing internal controls over financial reporting. We anticipate converting other of our financial systems and certain other geographic regions to the new integrated financial system in future periods. The conversion of certain of our financial systems to an integrated financial system was undertaken to provide a more integrated financial system across our operating groups, more timely management information, efficiencies in our operations and enhanced customer service, and not in response to any actual or perceived deficiencies in our internal control over financial reporting.
Except for the conversion of certain of our financial systems to a new integrated financial system as discussed above, there were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) that occurred during the third quarter of fiscal 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In the ordinary course of business, we may become subject to litigation or claims. We are not currently a party to any litigation or regulatory action that we believe could reasonably be expected to have a material adverse effect on our financial position, results of operations or cash flows.
ITEM 1A. RISK FACTORS
We believe that an investor should carefully consider the factors discussed in Part II, Item 1A, Risk Factors in our Quarterly Report on Form 10-Q for the second quarter of fiscal 2009, which are not the only risks facing our company. We do not believe there have been any material changes to the risk factors described in our Quarterly Report on Form 10-Q for the second quarter of fiscal 2009. If any of the risks described in such Quarterly Report, or other risks or uncertainties not currently known to us or that we currently deem to be immaterial, actually occur, our business, financial condition or operating results could suffer.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)	During the third quarter of fiscal 2009, we did not make any unregistered sales of our equity securities.

(c)	We have certain stock incentive plans as described in Note 7 to our consolidated financial statements included in our Annual Report on Form 10-K for fiscal 2008, all of which are publicly announced plans. Under the plans, we can repurchase shares from employees to cover employee tax liabilities related to the exercise of stock options or the vesting of previously restricted shares. No shares were purchased during the third quarter of fiscal 2009.
On September 8, 2008, our Board of Directors authorized the repurchase by us of up to 0.5 million shares of our common stock. As of October 31, 2009, no shares had been repurchased pursuant to this authorization, which has no automatic expiration.
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

December 10, 2009	OXFORD INDUSTRIES, INC. (Registrant)
/s/ K. Scott Grassmyer
K. Scott Grassmyer
Senior Vice President, Chief Financial Officer and Controller (Authorized Signatory and Principal Financial Officer)