Form 10-K
period 2010-01-30
OXFORD INDUSTRIES INC
filed 2010-03-31
CIK 75288

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 30, 2010
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

Registrant's telephone number, including area code:
 (404) 659-2424

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $1 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
 NONE

          Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

          As of August 1, 2009, which is the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the registrant (based upon the closing price for the common stock on the New York Stock Exchange on that date) was approximately $189,650,987. For purposes of this calculation only, shares of voting stock directly and indirectly attributable to executive officers, directors and holders of 10% or more of the registrant's voting stock (based on Schedule 13G filings made as of or prior to August 1, 2009) are excluded. This determination of affiliate status and the calculation of the shares held by any such person are not necessarily conclusive determinations for other purposes.

          Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Title of Each Class	Number of Shares Outstanding as of March 26, 2010
Common Stock, $1 par value	16,535,365

Documents Incorporated by Reference

          Portions of our proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A relating to the Annual Meeting of Shareholders of Oxford Industries, Inc. to be held on June 14, 2010 are incorporated by reference in Part III of this Form 10-K.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

        Our SEC filings and public announcements may include forward-looking statements about future events. Generally, the words "believe," "expect," "intend," "estimate," "anticipate," "project," "will" and similar expressions identify forward-looking statements, which generally are not historical in nature. We intend for all forward-looking statements contained herein, in our press releases or on our website, and all subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf, to be covered by the safe harbor provisions for forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (which Sections were adopted as part of the Private Securities Litigation Reform Act of 1995). Important assumptions relating to these forward-looking statements include, among others, assumptions regarding the impact of economic conditions on consumer demand and spending, demand for our products, timing of shipments requested by our wholesale customers, expected pricing levels, competitive conditions, the timing and cost of planned capital expenditures, costs of products and raw materials we purchase, access to capital and/or credit markets, particularly in light of conditions in those markets, expected outcomes of pending or potential litigation and regulatory actions and disciplined execution by key management. Forward-looking statements reflect our current expectations, based on currently available information, and are not guarantees of performance. Although we believe that the expectations reflected in such forward-looking statements are reasonable, these expectations could prove inaccurate as such statements involve risks and uncertainties, many of which are beyond our ability to control or predict. Should one or more of these risks or uncertainties, or other risks or uncertainties not currently known to us or that we currently deem to be immaterial, materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Important factors relating to these risks and uncertainties include, but are not limited to, those described in Part I, Item 1A. Risk Factors and elsewhere in this report and those described from time to time in our future reports filed with the SEC. We caution that one should not place undue reliance on forward-looking statements, which speak only as of the date on which they are made. We disclaim any intention, obligation or duty to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

DEFINITIONS

        The following terms have the following meanings:

        Our, us or we:    Oxford Industries, Inc. and its consolidated subsidiaries.

        Private label:    Products sold exclusively to one customer, typically a retailer, under a brand name that is owned by or licensed to such customer and not owned by us.

        Package purchases:    Purchases of products which include the raw materials and cut, sew and finish labor. For goods purchased on a package purchase basis, we typically do not take ownership of the goods until the goods are shipped by the manufacturer.

        CMT purchase:    Purchases of products in which we supply some or all of the raw materials and purchase cut, sew and finish labor (or "cut, make, trim") from our third-party producers. For CMT purchases, we procure and retain ownership of those raw materials which we purchased throughout the manufacturing and finishing process.

        U.S. Revolving Credit Agreement:    Our $175 million revolving credit facility, as described in Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report.

        U.K. Revolving Credit Agreement:    Our £10 million revolving credit facility, as described in Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in this report.

        11 3/8% Senior Secured Notes:    Our 11.375% senior secured notes due 2015, as described in Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in this report.

        8 7/8% Senior Unsecured Notes:    Our 8.875% senior unsecured notes due 2011, as described in Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in this report.

        SG&A:    Selling, general and administrative expenses

        SEC:    U.S. Securities and Exchange Commission

        FASB:    Financial Accounting Standards Board

        U.S. GAAP:    Generally accepted accounting principles in the United States

        ASC:    FASB Accounting Standards Codification

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

Fiscal 2010	52 weeks ending January 29, 2011
Fiscal 2009	52 weeks ended January 30, 2010
Fiscal 2008	52 weeks ended January 31, 2009
Twelve months ended February 2, 2008	52 weeks and one day ended February 2, 2008
Eight-month transition period ended February 2, 2008	35 weeks and one day ended February 2, 2008
Fiscal 2007	52 weeks ended June 1, 2007
Eight months ended February 2, 2007	35 weeks ended February 2, 2007
Fiscal 2006	52 weeks ended June 2, 2006
Fiscal 2005	53 weeks ended June 3, 2005
Fiscal 2004	52 weeks ended May 28, 2004
Fourth quarter fiscal 2009	13 weeks ended January 30, 2010
Third quarter fiscal 2009	13 weeks ended October 31, 2009
Second quarter fiscal 2009	13 weeks ended August 1, 2009
First quarter fiscal 2009	13 weeks ended May 2, 2009
Fourth quarter fiscal 2008	13 weeks ended January 31, 2009
Third quarter fiscal 2008	13 weeks ended November 1, 2008
Second quarter fiscal 2008	13 weeks ended August 2, 2008
First quarter fiscal 2008	13 weeks ended May 3, 2008

PART I

Item 1.    Business

BUSINESS AND PRODUCTS

Overview

        We are an international apparel design, sourcing and marketing company featuring a diverse portfolio of owned and licensed lifestyle brands, company-owned retail operations, and a collection of private label apparel businesses. Originally founded in 1942, we have undergone a transformation as we migrated from our historical domestic manufacturing roots towards a focus on designing, sourcing and marketing apparel products bearing prominent trademarks owned by us. During fiscal 2009, approximately 68% of our net sales were from products bearing brands that we own, compared to approximately 48% in fiscal 2004.

        The key component of our business strategy is to develop and market compelling lifestyle brands and products that are "fashion right" and evoke a strong emotional response from our target consumers. As part of this strategy, we strive to exploit the potential of our existing brands and products domestically and internationally and, as suitable opportunities arise, to acquire additional lifestyle brands that we believe fit within our business model. We consider "lifestyle" brands to be those brands that have a clearly defined and targeted point of view inspired by an appealing lifestyle or attitude, such as the Tommy Bahama® and Ben Sherman® brands. We believe that by generating an emotional connection with our target consumer, lifestyle brands can command higher price points at retail, resulting in higher profits. We also believe a successful lifestyle brand can provide opportunities for branded retail operations as well as licensing opportunities in product categories beyond our core business.

        Our strategy of emphasizing branded apparel products rather than private label products is driven in part by the continued consolidation in the retail industry and the increasing concentration of apparel manufacturing in a relatively limited number of offshore markets, two trends we believe are making the private label business generally more competitively challenging. As we embarked on our brand-focused business strategy, the first major step was our acquisition of the Tommy Bahama brand and operations in June 2003. Then, in July 2004, we acquired the Ben Sherman brand and operations. In June 2006, another significant step in this transition occurred with the divestiture of our former Womenswear Group operations, which produced private label women's sportswear, primarily for mass merchants. In recent years, we have closed all but one of our manufacturing facilities. Since acquiring the Tommy Bahama and Ben Sherman brands, our investment in these brands has included expanding the number of Tommy Bahama and Ben Sherman retail stores.

        We distribute our products through several wholesale distribution channels, including national chains, department stores, mass merchants, specialty stores, specialty catalog retailers and Internet retailers. Most of our net sales are to customers located in the United States. Our largest customer, Sears, Inc., including its Lands' End business, represented approximately 10% of our consolidated net sales in fiscal 2009. We also operate retail stores, restaurants and Internet websites for some of our brands. During fiscal 2009 direct to consumer sales from our retail stores, restaurants and Internet websites accounted for approximately 31% of our consolidated net sales.

        Our business is operated through four operating groups consisting of:

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

        We believe that maintaining and growing our owned and licensed brands are critical to our success. Our owned brands include the following:

Tommy Bahama®	Billy London®	Ely®
Ben Sherman®	Arnold Brant®	Cattleman®
Nickelson®	Oxford Golf®	Cumberland Outfitters®

        We currently hold licenses to produce and sell certain categories of apparel products under the following brands:

Kenneth Cole®	Dockers®	Geoffrey Beene®
United States Polo Association®

        Sales of products using licensed brands accounted for approximately 8% of our net sales in fiscal 2009. In addition to their branded sales, Lanier Clothes and Oxford Apparel also sell private label products, which comprised approximately 21% of our consolidated net sales in fiscal 2009.

        We operate in highly competitive domestic and international markets in which numerous U.S-based and foreign apparel firms compete. Additionally, the apparel industry is cyclical and dependent upon the overall level of discretionary consumer spending, which changes as regional, domestic and international economic conditions change. Often, the impact of negative economic conditions may have a longer and more severe impact on the apparel and retail industry than the conditions would on other industries. The weak global economic conditions that began in calendar year 2007 have continued to impact each of our operating groups, and we expect that the challenging economic conditions will continue to impact our operations in fiscal 2010. Thus, all operating groups have planned inventory purchases for fiscal 2010 conservatively, which should mitigate inventory markdown risk and promotional pressure; however, this strategy will also limit our growth opportunities in the near term. In the current economic environment, we also believe it is important that we continue to focus on maintaining a strong balance sheet and ample liquidity. We believe that the measures that we have taken to reduce working capital requirements, moderate our capital expenditures for retail stores, reduce our overhead and refinance our significant debt agreements in fiscal 2008 and fiscal 2009 have significantly enhanced our balance sheet and liquidity.

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

	Fiscal 2009	Fiscal 2008	Twelve Months Ended February 2, 2008
			(Unaudited)
Net Sales
Tommy Bahama	$363,084	$421,687	$462,895
Ben Sherman	102,309	133,522	158,927
Lanier Clothes	114,542	135,581	160,705
Oxford Apparel	221,114	257,125	300,747
Corporate and Other	(391)	(399)	1,987

Total	$800,658	$947,516	$1,085,261

	Fiscal 2009	Fiscal 2008	Twelve Months Ended February 2, 2008
			(Unaudited)
Operating Income (Loss)
Tommy Bahama(1)	$37,515	$(173,448)	$75,834
Ben Sherman(2)	(8,616)	(84,988)	8,495
Lanier Clothes(3)	12,389	(8,283)	(130)
Oxford Apparel(4)	19,372	11,627	20,614
Corporate and Other(5)	(19,506)	(16,199)	(18,336)

Total	$41,154	$(271,291)	$86,477

(1)
Tommy Bahama's operating results included net charges of $0.5 million and $222.5 million for fiscal 2009 and fiscal 2008, respectively, related to certain restructuring and impairment charges. The charges for fiscal 2008 included $221.5 million of impairment charges related to goodwill and intangible assets.

(2)
Ben Sherman's operating results included net charges of $2.0 million and $84.3 million for fiscal 2009 and fiscal 2008, respectively, related to certain restructuring and impairment charges. The charges for fiscal 2008 included $83.8 million of impairment charges related to goodwill and intangible assets.

(3)
Lanier Clothes' operating results included net charges of $10.1 million for fiscal 2008 related to certain restructuring charges, other unusual items and impairment charges.

(4)
Oxford Apparel's operating results included net charges of $7.7 million for fiscal 2008 related to certain restructuring charges, other unusual items and impairment charges. Oxford Apparel's operating results for the twelve months ended February 2, 2008 included a net gain of $0.8 million primarily related to the gain on sale of property partially offset by costs associated with the closure of Oxford Apparel's last manufacturing facility.

(5)
Corporate and Other is a reconciling category for reporting purposes and includes our corporate offices, substantially all financing activities, LIFO inventory accounting adjustments and other costs that are not allocated to our operating groups.

	January 30, 2010	January 31, 2009
Assets
Tommy Bahama	$256,759	$283,427
Ben Sherman	69,349	74,114
Lanier Clothes	39,213	49,988
Oxford Apparel	73,647	72,731
Corporate and Other	(13,794)	(12,578)

Total	$425,174	$467,682

        Total assets for Corporate and Other include a LIFO reserve of $44.4 million and $46.7 million as of January 30, 2010 and January 31, 2009, respectively. For more details on each of our operating groups, see Note 10 of our consolidated financial statements and Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, both included in this report. For financial information about geographic areas, see Note 10 of our consolidated financial statements, included in this report.

  Tommy Bahama

        Tommy Bahama designs, sources and markets men's and women's sportswear and related products that are intended to define casually elegant island living consistent with Tommy Bahama's aspirational lifestyle. Tommy Bahama's products can be found in our own retail stores, on our e-commerce site and in certain department stores and independent specialty stores throughout the United States. The target consumers of Tommy Bahama are affluent 35 and older men and women who embrace a relaxed and casual approach to daily living.

        A key component of our Tommy Bahama strategy is to operate our own retail stores and e-commerce website, which we believe permits us to develop and build brand awareness by presenting our products in a setting specifically designed to evoke the lifestyle on which they are based. The marketing of our Tommy Bahama brand also uses print, promotional programs, email and Internet advertising and tradeshow initiatives. We also provide point-of-sale materials and signage to our wholesale customers to enhance the presentation of our Tommy Bahama products at their retail locations. We employ cooperative advertising programs with certain Tommy Bahama wholesale customers.

  Design, Sourcing and Distribution

        We believe the quality and design of Tommy Bahama products are critical to the continued success of the Tommy Bahama brand. Tommy Bahama products are designed by product specific teams who focus on the target consumer. The design process includes feedback from buyers, consumers and sales agents, along with market trend research. Our Tommy Bahama apparel products generally incorporate fabrics made of silk, cotton, linen, nylon, tencel or blends including one or more of these fiber types.

        We operate a buying office located in Hong Kong to manage the production and sourcing of substantially all of our Tommy Bahama products. Tommy Bahama products are primarily acquired by us as package purchases, which enables us to reduce working capital related to work-in-process inventories. During fiscal 2009, we utilized approximately 150 suppliers, which are primarily located in China, to manufacture our Tommy Bahama products on an order-by-order basis. The largest ten suppliers of Tommy Bahama products provided approximately 85% of the products acquired during fiscal 2009.

        Activities at our Tommy Bahama distribution center in Auburn, Washington include receiving finished goods from suppliers, inspecting the products and shipping the products to our wholesale customers, our Tommy Bahama retail stores and our e-commerce customers. We seek to maintain sufficient levels of Tommy Bahama inventory at the distribution center to support pre-booked orders and anticipated sales volume of our wholesale customers and our direct to consumer operations.

  Wholesale Operations

        We believe that the integrity and continued success of the Tommy Bahama brand is dependent in part upon careful selection of the retailers through whom Tommy Bahama products are sold. Part of our strategy is to control the distribution of our Tommy Bahama products in a manner intended to protect and grow the value of the brand. During fiscal 2009, approximately 37% of Tommy Bahama's sales were to wholesale customers with the remaining 63% direct to consumers through our retail stores, restaurants and e-commerce operations. During fiscal 2009, substantially all of Tommy Bahama's sales were to customers within the United States, and approximately 10% of Tommy Bahama's net sales were to each of its two largest customers, Macy's, Inc. and Nordstrom, Inc.

        We maintain Tommy Bahama apparel sales offices and showrooms in several locations, including New York and Seattle. Our Tommy Bahama wholesale operations utilize a sales force primarily consisting of independent commissioned sales representatives.

  Licensing Operations

        We believe licensing is an attractive business opportunity for the Tommy Bahama brand. Once a brand is established, licensing typically requires modest additional investment for us but can yield high-margin income. It also affords the opportunity to enhance overall brand awareness and exposure. In evaluating a licensee for Tommy Bahama, we typically consider the candidate's experience, financial stability, sourcing expertise and marketing ability. We also evaluate the marketability and compatibility of the proposed licensed products with other Tommy Bahama products.

        Our agreements with Tommy Bahama licensees are for specific geographic areas and expire at various dates in the future, and in limited cases include contingent renewal options. Generally, the agreements require minimum royalty payments as well as royalty payments and advertising payments and/or obligations based on specified percentages of the licensee's net sales of the licensed products. Our license agreements generally provide us the right to approve all products, advertising and proposed channels of distribution.

        Third-party license arrangements for our Tommy Bahama products include the following product categories:

Men's and women's watches	Rum	Indoor furniture
Men's and women's eyewear	Ceiling fans	Outdoor furniture
Men's and women's belts and socks	Rugs	Bedding and bath linens
Men's and women's fragrances	Wallcoverings	Table top accessories
Shampoo, soap and bath amenities	Luggage

        In addition to our licenses for the specific product categories listed above, we have also entered into certain international license agreements which allow those licensees to distribute certain Tommy Bahama branded products in Canada, the United Arab Emirates, Australia, New Zealand and other countries. In addition to selling Tommy Bahama goods to wholesale accounts, certain of the licensees have opened retail stores in their respective geographic regions. As of January 30, 2010, our licensees operated 12 retail stores in Canada, Australia and the United Arab Emirates.

  Direct to Consumer Operations

        Our direct to consumer strategy for Tommy Bahama includes locating retail stores in upscale malls, lifestyle shopping centers and resort destinations. Generally, we seek malls and shopping areas with high-profile or luxury consumer brands. Our retail stores carry a wide range of merchandise, including apparel, home products and accessories, all presented in an island-inspired atmosphere designed to be comfortable and distinct from the typical retail layout.

        Our Tommy Bahama full-price retail stores allow us the opportunity to present Tommy Bahama's full line of current season products, including many licensed products. We believe these retail stores provide high visibility for the Tommy Bahama brand and products and also enable us to stay close to the needs and preferences of our consumers. We believe our presentation of products and our strategy to limit promotional sales in our own retail stores are good for the Tommy Bahama brand and, in turn, enhance business with our wholesale customers. Our Tommy Bahama outlet stores serve an important role in overall inventory management by allowing us to sell discontinued and out-of-season products at better prices than are otherwise available from outside parties, while helping us to protect the integrity of the Tommy Bahama brand through controlled distribution.

        The table below details the number and average square feet of Tommy Bahama retail stores operated by us as of January 30, 2010.

	Restaurant-retail locations	Full-Price Stores	Outlet Stores	Total
California	2	14	4	20
Florida	4	13	2	19
Hawaii	2	3	1	6
Texas	1	4	1	6
Nevada	1	3	1	5
Arizona	1	2	—	3
Virginia	—	2	1	3
Other	1	16	5	22

Total	12	57	15	84

Average square feet(1)	11,000	3,600	5,500

(1)
Average square feet for restaurant-retail locations include average retail space and restaurant space of 4,100 and 6,900 square feet, respectively.

        For Tommy Bahama's full-price retail stores and restaurant-retail locations operating as of the beginning of fiscal 2009, sales per square foot, excluding restaurant sales and restaurant space, were approximately $500 during fiscal 2009. After opening two restaurant-retail locations, four full-price stores and four outlet stores in fiscal 2008 and four outlet stores in fiscal 2009, we currently anticipate opening two full price stores and one restaurant-retail location in fiscal 2010. We continue to actively search for appropriate Tommy Bahama retail locations and if any locations meet our investment criteria, we may increase the number of retail stores planned for fiscal 2010. The operation of retail stores and restaurant-retail locations requires a greater amount of capital investment than wholesale operations. Based on our build-out costs for Tommy Bahama retail stores and restaurant-retail locations recently completed, we estimate that we spend approximately $1.2 million, $0.5 million and $5.9 million on average in connection with the build-out of a full-price retail store, outlet store and restaurant-retail location, respectively. Often, the landlord provides certain incentives to fund a portion of these capital expenditures.

        In addition to our retail stores, our direct-to-consumer approach includes the tommybahama.com website. The website allows consumers to buy Tommy Bahama products directly from us via the Internet. This website has also enabled us to significantly increase our database of customer contacts which allows us to communicate directly and frequently with consenting consumers.

  Ben Sherman

        Ben Sherman is a London-based designer, marketer and distributor of men's branded sportswear. Ben Sherman was established in 1963 as an edgy, young men's, "Mod"-inspired shirt brand and has evolved into a British lifestyle brand of apparel targeted at youthful-thinking men ages 19 to 35 in multiple markets throughout the world. Today, we, and our licensees, offer a Ben Sherman sportswear collection as well as tailored clothing, footwear and accessories. During fiscal 2009, approximately 60% and 25% of Ben Sherman's net sales occurred in the United Kingdom and United States, respectively, with the remaining 15% occurring primarily in Europe, Asia and Australia. Our Ben Sherman products can be found in certain department stores and a variety of independent specialty stores, as well as in our own Ben Sherman retail stores and certain Ben Sherman websites.

        We believe that the integrity and success of the Ben Sherman brand is dependent in part upon careful selection of the retailers through whom our Ben Sherman products are sold. In recent years we engaged in an effort to refocus the Ben Sherman brand and restrict distribution to attain higher price points for our Ben Sherman products in the United Kingdom. In fiscal 2009, we exited our Ben Sherman women's kids and footwear operations, and subsequently licensed the kids and footwear businesses, in order to focus on our core product capabilities—men's apparel, while partnering with licensees for product categories outside of our core product capabilities. We believe our emphasis on a controlled distribution at higher price points and our focus on core product capabilities will enhance future opportunities for the Ben Sherman brand.

        We market the Ben Sherman brand through print, moving media, promotional programs, Internet marketing and tradeshow initiatives. We provide point-of-sale materials and signage to wholesale customers to enhance the presentation of our Ben Sherman products at third-party retail locations. We also employ cooperative advertising programs with certain Ben Sherman wholesale customers.

        In addition to the Ben Sherman trademark, we also own the Nickelson trademark and sell Nickelson products in the United Kingdom. Nickelson is a British urban brand aimed at a target market of 18 to 30 year-olds with a specific slant on the streetwear-influenced youth market. The Nickelson brand gives us a lower-priced alternative to our Ben Sherman brand in the United Kingdom. During fiscal 2009, approximately 5% of the net sales of Ben Sherman were sales of Nickelson products.

  Design, Sourcing and Distribution

        We believe product quality and design are critical to the continued success of the Ben Sherman brand. Ben Sherman men's apparel products are developed by our dedicated design teams located at the Ben Sherman headquarters in London, England. Our Ben Sherman design teams focus on the target consumer, and the design process combines feedback from buyers, consumers and our sales force, along with market trend research. We design our Ben Sherman apparel products to incorporate various fiber types, including cotton, wool or other natural fibers, synthetics, or blends of two or more of these materials.

        We primarily utilize a large third-party buying agent based in Hong Kong to manage the production and sourcing of the majority of our Ben Sherman apparel products in Asia, Europe and other locations. Through this buying agent and a sourcing office we operate in India, during fiscal 2009 we used approximately 100 suppliers located throughout the world, but primarily in Asia, to manufacture our Ben Sherman products on an order-by-order basis. The largest ten suppliers provided approximately 44% of the Ben Sherman products acquired during fiscal 2009. Substantially all of our Ben Sherman products were package purchases of finished goods, which enables us to reduce working capital related to work-in-process inventories.

        We use a third-party distribution center in the United Kingdom for our Ben Sherman products sold in the United Kingdom and Europe. In the United States, distribution services are performed for Ben Sherman by Oxford Apparel at our distribution center in Lyons, Georgia. Distribution center activities include receiving finished goods from suppliers, inspecting the products and shipping the products to wholesale customers and our Ben Sherman retail stores. We seek to maintain sufficient levels of inventory to support pre-booked orders and anticipated sales volume.

  Wholesale Operations

        Part of our strategy is to maintain controlled distribution to protect and grow the Ben Sherman brand. During fiscal 2009, approximately 77% of Ben Sherman's net sales were sales to wholesale customers and international distributors. During fiscal 2009, approximately 15% of Ben Sherman's net sales were to its largest customer, Debenhams, which operates retail stores in the United Kingdom.

        We maintain Ben Sherman apparel sales offices and showrooms in several locations, including London, New York and Dusseldorf, among others. Our wholesale operations for Ben Sherman utilize a sales force consisting of salaried sales employees and independent commissioned sales representatives.

  Licensing/Distributor Operations

        We license the Ben Sherman trademark to a variety of licensees in categories beyond Ben Sherman's core product categories, including footwear and kids apparel. We believe licensing is an attractive business opportunity for the Ben Sherman brand. Once a brand is established, licensing requires modest additional investment for us but can yield high-margin income. It also affords the opportunity to enhance overall brand awareness and exposure. In evaluating a potential Ben Sherman licensee, we typically consider the candidate's experience, financial stability, manufacturing performance and marketing ability. We also evaluate the marketability and compatibility of the proposed products with other Ben Sherman brand products.

        Our agreements with Ben Sherman licensees are for specific geographic areas and expire at various dates in the future. Generally, the agreements require minimum royalty payments as well as royalty and advertising payments based on specified percentages of the licensee's net sales of the licensed products. Our license agreements generally provide us the right to approve all products, advertising and proposed channels of distribution.

        Third-party license arrangements for Ben Sherman products include the following product categories:

Footwear	Kid's apparel
Men's backpacks and travel bags	Men's suits and dress shirts
Men's and boys' watches and jewelry	Men's and boys' underwear, socks and sleepwear
Men's and women's eyewear	Men's gift products
Men's fragrances and toiletries	Men's and women's accessories, wallets and small leather goods
Men's neckwear and pocket squares	Men's hats, caps, scarves and gloves
Men's and boys' belts

        In addition to the license agreements for the specific product categories listed above, we have also entered into certain international license/distribution agreements which allow our partners the opportunity to distribute Ben Sherman products in certain geographic areas around the world, including Australia, Asia, South Africa and Europe. The majority of the products distributed by these partners are acquired from us or other product licensees and are typically identical to the products sold in the United Kingdom and United States. We believe there is potential for further penetration into these and other markets for the Ben Sherman brand. In most markets, our license/distribution partners are required to open retail stores in their respective geographic regions. As of January 30, 2010, our license/distribution partners operated 22 retail stores located in Australia, Asia, South Africa and Europe, identified as licensed stores in the table below.

  Direct to Consumer Operations

        Our direct to consumer strategy for the Ben Sherman brand includes locating retail stores in higher-end malls and brand-appropriate street locations. Each retail store carries a wide range of merchandise, including apparel, footwear and accessories, all presented in a manner intended to enhance the Ben Sherman image. Our full-price Ben Sherman retail stores allow the opportunity to present Ben Sherman's full line of current season products, including licensees' products. We believe our Ben Sherman retail stores provide high visibility of the brand and products and also enable us to stay close to the needs and preferences of consumers. We believe the presentation of these products in our Ben Sherman retail stores helps build brand awareness and acceptance and thus enhances business with our wholesale customers. Our outlet stores in the United Kingdom serve an important role in the overall inventory management by allowing us to sell discontinued and out-of-season products at better prices than are generally otherwise available from outside parties, while helping us protect the Ben Sherman brand by controlling the distribution of such products.

        The table below provides additional information regarding Ben Sherman retail stores as of January 30, 2010.

	Number of Stores	Average Square Feet
United States Full-Price Stores	5	3,800
United Kingdom Full-Price Stores	6	2,500
Germany Full-Price Stores	2	2,100
United Kingdom Outlet Stores	7	1,600
Licensed Stores	22	1,400

Total	42

        During fiscal 2009, approximately 23% of Ben Sherman's net sales were from owned retail store operations. Retail sales per square foot were approximately $600 for our full-price Ben Sherman stores open as of the beginning of fiscal 2009. The operation of our retail stores requires a greater amount of capital investment than wholesale operations. Based on recent store openings, we have spent approximately $0.9 million of capital expenditures on average to build-out a Ben Sherman full-price retail store. Often, the landlord provides certain incentives to fund a portion of these capital expenditures.

        Our Ben Sherman products are also sold via the Internet at www.bensherman.com, www.bensherman.co.uk and www.benshermanusa.com.

  Lanier Clothes

        Lanier Clothes designs and markets branded and private label men's suits, sportcoats, suit separates and dress slacks across a wide range of price points. Our Lanier Clothes branded products are sold under certain licensed trademarks including Kenneth Cole, Dockers and Geoffrey Beene. Additionally, we design and market products for our owned Billy London and Arnold Brant brands. Billy London is a modern, British-inspired fashion brand geared towards the value-oriented consumer. Arnold Brant is an upscale tailored brand that is intended to blend modern elements of style with affordable luxury. In addition to the branded businesses, we design and source certain private label tailored clothing products. We believe that this private label business complements our branded tailored clothing businesses. Significant private label brands for which we produce tailored clothing include Stafford, Lands' End and Alfani. Sales of private label products represented approximately 50% of Lanier Clothes' net sales during fiscal 2009.

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

        In Lanier Clothes, we have long-standing relationships with some of the United States' largest retailers, including JCPenney, Sears, Men's Wearhouse and Macy's representing approximately 28%, 16%, 13% and 11%, respectively, of Lanier Clothes' net sales during fiscal 2009.

        We market our branded tailored clothing products on a brand-by-brand basis, targeting distinct consumer demographics and lifestyles. Our advertising programs are an integral part of the branded product offerings. For certain tailored clothing products, we employ cooperative advertising programs.

  Design, Manufacturing, Sourcing and Distribution

        Our Lanier Clothes' design teams are located in New York. Our design teams focus on the target consumer for each brand. The design process combines feedback from buyers and sales agents along with market trend research.

        During fiscal 2009, Lanier Clothes acquired the majority of its products on a package purchase basis from third-party producers outside of the United States. As the ability and willingness of third party manufacturers to finance raw materials continues to increase, we anticipate that Lanier Clothes will continue to increase the percentage of goods acquired as package purchases rather than CMT purchases. Lanier Clothes manages production in Asia and Latin America through a combination of efforts from our Lanier Clothes offices in Atlanta, Georgia and third-party buying agents. Lanier Clothes purchased goods from approximately 125 suppliers in fiscal 2009. The ten largest suppliers of Lanier Clothes provided approximately 81% of the products it acquired from third parties during fiscal 2009. Lanier Clothes also operates a manufacturing facility, located in Merida, Mexico, which produced approximately 22% of our Lanier Clothes products acquired during fiscal 2009.

        Our various Lanier Clothes products are manufactured from a variety of fibers, including wool, silk, linen, cotton and other natural fibers, as well as synthetics and blends of these materials. The majority of the materials used in Lanier Clothes' manufacturing operations are purchased in the form of woven finished fabrics directly from various offshore fabric mills.

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

        We maintain apparel sales offices and showrooms for our Lanier Clothes products in several locations, including New York, Dallas and Atlanta. We employ a sales force for Lanier Clothes primarily consisting of salaried employees.

  Oxford Apparel

        Oxford Apparel produces branded and private label dress shirts, suited separates, sport shirts, casual slacks, outerwear, sweaters, jeans, swimwear, westernwear and golf apparel. Our Oxford Apparel products are sold to a variety of department stores, mass merchants, specialty catalog retailers, discount retailers, specialty retailers, "green grass" golf merchants and Internet retailers throughout the United States.

        In Oxford Apparel, we have relationships with some of the largest retailers in the United States. Sales to Costco, Sears and Target represented approximately 30%, 27% and 11% respectively, of Oxford Apparel's net sales during fiscal 2009, the majority of which were pursuant to private label programs. Private label product sales represented approximately 50% of Oxford Apparel's net sales during fiscal 2009.

        Oxford Apparel also sells products under the Oxford Golf and various Ely & Walker trademarks, which we own, and the Hathaway® trademark. The Oxford Golf brand is designed to appeal to a sophisticated golf apparel consumer with a preference for high quality and classic styling. The Ely & Walker brands, consisting of Ely, Cattleman, Ely Casuals and Cumberland Outfitters, focus on western-style shirts and sportswear. We own a two-thirds interest in an unconsolidated entity that owns the Hathaway trademark in the United States and several other countries. Hathaway is a brand that traces its roots back to the 1800s and enjoyed substantial brand awareness throughout the 1900s.

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

        During fiscal 2009, Oxford Apparel acquired substantially all of its products on a package purchase basis from third-party producers outside of the United States. We operate buying offices in Hong Kong, Bangladesh and Singapore that manage the production and sourcing for Oxford Apparel. During fiscal 2009, Oxford Apparel used approximately 50 suppliers primarily based in Asia. Oxford Apparel's 10 largest suppliers provided approximately 83% of the products it purchased in fiscal 2009.

        For Oxford Apparel, we utilize a distribution center owned by us in Lyons, Georgia, as well as third-party distribution centers. These distribution centers receive Oxford Apparel finished goods from suppliers, inspect those products and ship the products to our customers. Some products of Oxford Apparel are shipped to customers directly on an FOB Foreign Port basis without passing through our distribution center. In FOB Foreign Port shipments, title transfers from us to our customers upon delivery to the customer or customer's freight forwarder at the foreign port. The customer or the customer's freight forwarder handles the in-bound logistics and customs clearance. FOB Foreign Port transactions represented approximately 20% of the net sales of Oxford Apparel in fiscal 2009.

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

TRADEMARKS

        As discussed above, we own trademarks, several of which are very important to our business. Generally, our significant trademarks are subject to registrations and pending applications throughout the world for use on a variety of items of apparel and, in some cases, apparel-related products, accessories, home furnishings and beauty products, as well as in connection with retail services. We continue to expand our worldwide usage and registration of certain of our trademarks. In general, trademarks remain valid and enforceable as long as the trademarks are used in connection with our products and services and the required registration renewals are filed. Our significant trademarks are discussed within each operating group description. Important factors relating to risks associated with our trademarks include, but are not limited to, those described in Part I, Item 1A. Risk Factors.

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

SEASONAL ASPECTS OF BUSINESS AND ORDER BACKLOG

        Although our various product lines are sold on a year-round basis, the demand for specific products or styles may be seasonal. For example, the demand for Tommy Bahama is higher in the spring season. Generally, our wholesale products are sold prior to each of the retail selling seasons, including spring, summer, fall and holiday. As the timing of product shipments and other events affecting the retail business may vary, we do not believe that results for any particular quarter are necessarily indicative of results for the full fiscal year. The following table presents the percentage of net sales and operating income by quarter (unaudited) for fiscal 2009.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	27%	24%	25%	24%
Operating income	33%	15%	27%	25%

Order Backlog

        As of January 30, 2010 and January 31, 2009, we had booked orders totaling $175.4 million and $185.7 million, respectively, substantially all of which we expect will be or were shipped within six months after each such date. Once we receive a specific purchase order, the dollar value of such order is included in our booked orders. A portion of our business consists of at-once EDI "Quick Response" programs with large retailers. Replenishment shipments under these programs generally have such an abbreviated order life that they are excluded from the order backlog completely. We do not believe that this backlog information is necessarily indicative of sales to be expected for future periods.

TRADE REGULATION

        Virtually all of the merchandise we import is subject to duties which are assessed on the value of an imported product. Duty rates vary depending on the fiber content of the garment. Silk products represent a significant portion of our Tommy Bahama products, but are generally subject to duty rates of less than 3% compared to an average duty rate of approximately 17% for our other non-silk products. From time to time and in the ordinary course of business, we become subject to claims by the United States Customs Service for duties and similar charges.

        During fiscal 2009, we sourced approximately 60% of our products from China. Prior to January 1, 2009, our apparel merchandise produced in China was subject to quotas that limited the total quantity of garments that could be imported into the United States in a given year on a by-product category basis. Though all quotas on Chinese-made textile and apparel products have been eliminated, the United States is still allowed in certain circumstances to unilaterally impose "anti-dumping" duties in response to a particular product being imported from another country in such increased quantities as to cause, or threaten to cause, serious damage to the comparable domestic U.S. industry. In addition, "countervailing" duties are other duties which can be imposed by the United States in cases where it finds that subsidies are being provided by a foreign government to its manufacturers and where this subsidized merchandise causes or threatens to cause damage to the comparable domestic U.S. industry. The imposition of anti-dumping or countervailing duty on products that we import would increase the cost of those products to us and we may not be able to pass on any such cost increases to our customers.

        There have been some recent legislative proposals which, if adopted, would treat a manipulation by China of the value of its currency as actionable under the antidumping or countervailing duty laws. In January 2010, the United States Customs Service began enforcement of a new import regulation of importer security filings. The new regulations require us to submit or provide for evidence of additional cargo information before cargo is loaded onto an ocean vessel bound for the United States. We could become subject to penalties and/or delays in obtaining our products from the United States Customs Service if we fail to comply with the new regulations.

        The elimination of quotas on apparel and textiles among the World Trade Organization's member nations resulted in the shift of our sourcing and manufacturing activities from the Western hemisphere to Asia. The trend away from Western hemisphere sourcing and manufacturing is mitigated to some extent by various free trade agreements, such as the North American Free Trade Agreement and the U.S.-Peru Free Trade Agreement. We believe that by taking trade preference agreements and trade legislation into account in our sourcing decisions, we are and will continue to be effective in using trade regulation to our competitive advantage. However, the elimination of, or certain changes to, these trade agreements or our inability to qualify for such free-trade benefits would adversely impact our business by increasing our cost of goods sold and we may not be able to pass on any such cost increases to our customers.

        We believe that with respect to the majority of our sourcing, we will continue to be able to procure our products from the most competitive countries because of the flexibility of our sourcing base. While we have long-term relationships with most of our major contract manufacturers, we do not have long-term contractual commitments to them and retain the flexibility to move our production to alternative locations if market forces compel this. The relative ease with which we can divert our sourcing, if necessary, from manufacturing facilities we have traditionally used allows us to shift our production relatively quickly to other countries which might become more competitive due to changes in the trade regulation environment or other unanticipated changes. However, if we cannot shift our production in a timely manner or cannot find alternative sourcing at comparable prices, our cost of goods sold may increase and we may not be able to pass on any such cost increases to our customers.

        Apparel and other products sold by us are also subject to regulation in the United States and other countries by governmental agencies, including the Federal Trade Commission, U.S. Fish and Wildlife Service and the Consumer Products Safety Commission. These regulations relate principally to product labeling, licensing requirements and certification of product safety. We believe that we are in substantial compliance with those regulations. Our licensed products and licensing partners are also subject to regulation. Our agreements require our licensing partners to operate in compliance with all laws and regulations, and we are not aware of any violations which could reasonably be expected to have a material effect on our business or results of operations.

        Important factors relating to risks associated with trade regulation include, but are not limited to, those described in Part I, Item 1A. Risk Factors.

EMPLOYEES

        As of January 30, 2010, we employed approximately 3,800 persons, of whom approximately 71% were employed in the United States. Approximately 53% of our employees were retail store and restaurant employees. We believe our employee relations are good.

AVAILABLE INFORMATION

        Our Internet address is www.oxfordinc.com. Under "Investor Info" on the home page of our website, we have provided a link to the SEC's website where, among other things, our annual report on Form 10-K, proxy statement, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are generally available free of charge, once we electronically file such material with, or furnish it to, the SEC. Additionally, our Corporate Governance Guidelines, as well as the charters of our Audit Committee and Nominating, Compensation & Governance Committee of our Board of Directors, are available under "Corporate Governance" on the home page of our website.

        In addition, we will provide, at no cost, copies of this report, excluding exhibits, and other filings made with the SEC. Requests should be directed to our principal executive offices at:

    Investor Relations Department
    Oxford Industries, Inc.
    222 Piedmont Avenue, N.E.
    Atlanta, GA 30308
    info@oxfordinc.com
    (404) 659-2424

        The information on the website listed above is not and should not be considered part of this Annual Report on Form 10-K and is not incorporated by reference in this document.

Item 1A.    Risk Factors

        Our business faces many risks, many of which are outside of our control. The following factors, as well as factors described elsewhere in this report or in our other filings with the SEC that could materially affect our business, financial condition or operating results, should be carefully considered. The risks and uncertainties described below are not the only risks we face. Additional risks and uncertainties not presently known to us or that we currently consider immaterial may also impact our business operations. If any of the following risks actually occur, our business, financial condition or operating results may be adversely affected.

Our business is and will continue to be heavily influenced by economic trends and general economic conditions. Economic conditions may continue to adversely affect our sales, increase our cost of goods sold or require us to significantly modify our business practices.

        The apparel industry is cyclical and dependent upon the overall level of discretionary consumer spending, which changes as regional, domestic and international economic conditions change. Often, the apparel industry tends to experience longer periods of recession and generally experiences greater declines than the general economy. Overall economic conditions that affect discretionary consumer spending include, but are not limited to, employment levels, recessions, energy costs, interest rates, tax rates, personal debt levels, housing prices and stock market volatility. Uncertainty about the future may also impact the level of discretionary consumer spending or result in shifts in consumer spending to products other than apparel. Any deterioration in general economic or political conditions, acts of war or terrorism or other factors that create uncertainty or alter the discretionary consumer habits in our key markets, particularly the United States and the United Kingdom, could reduce our sales, increase our costs of goods sold or require us to significantly modify our current business practices and, consequently, harm our results of operations. These and other events that impact our operating results could also result in adverse consequences to our business, such as our inability to comply with financial covenants under our debt instruments or to meet minimum sales thresholds to certain of our licensors.

        The recent deterioration of the general economic environment, distress in the financial markets and general uncertainty about the economy have had, and are continuing to have, a significant negative impact on businesses and consumers around the world, including our own business. These recessionary conditions have impacted retail sales of apparel and other consumer products. Reduced sales by our wholesale customers may lead to lower retail inventory levels, reduced orders and/or order cancellations. Reduced sales by these customers, along with the possibility of their reduced access to, or inability to access, the credit markets, may result in our customers experiencing significant financial difficulties. Financial difficulties of customers could result in reduced sales to those customers or could result in store closures, bankruptcies or liquidations by those customers. Higher credit risk relating to receivables from customers experiencing financial difficulty may result. If these developments occur, our inability to shift sales to other customers or to collect on our accounts receivable could negatively impact our financial condition and results of operations.

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

We may be unable to successfully execute a key component of our business strategy, which is to grow our business through organic growth and/or acquisitions of lifestyle brands that fit within our business model, and any failure to successfully execute this aspect of our business strategy may have a material adverse effect on our business, financial condition, liquidity and results of operations.

        One key component of our business strategy is to grow our business through organic growth and/or acquisitions of lifestyle brands that fit within our business model. Organic growth may be achieved by, among other things, increasing our market share in existing markets, selling our products in new markets, increasing sales in our direct-to-consumer channels and increasing the product offerings within our various operating groups. Successful growth of our business through organic growth and/or acquisitions is subject to, among other things, our ability to find suitable acquisition candidates at reasonable prices in the future and the ability of our management to implement plans for expanding our existing businesses. We may not be successful in this regard, and our inability to grow our business may have a material adverse effect on our business, financial condition, liquidity and results of operations.

The apparel industry is highly competitive, and we face significant competitive threats to our business from various third parties that could reduce our sales, increase our costs, reduce price points for our products, and/or decrease margins.

        The highly competitive apparel industry includes numerous domestic and foreign apparel designers, manufacturers, distributors, importers, licensors, and retailers, some of which may also be our customers and some of whom are significantly larger and have significantly greater financial resources than we do. The level and nature of our competition varies, and the number of our direct competitors and the intensity of competition may increase as we expand into other markets or product lines or as other companies expand into our markets or product lines. Some of our competitors may be able to adapt to changes in consumer demand more quickly, to devote greater resources to establishing brand recognition or to adopt more aggressive pricing policies than we can. Additionally, certain of our competitors offer apparel for sale at significant discounts, particularly in response to weak economic conditions, which results in more pressure to reduce prices or the risk that our products may not be as desirable as lower priced products. In addition, with respect to certain of our businesses, retailers that are our customers may pose a significant competitive threat by sourcing their products directly or by marketing their own private label brands. These private label lines may also receive prominent positioning on the retail floor. These competitive factors within the apparel industry may result in reduced sales, increased costs, lower prices for our products and/or decreased margins.

Our business could be harmed if we fail to maintain proper inventory levels.

        Maintaining appropriate inventory levels in light of uncertain economic conditions presents a challenge to our business. In light of the recent economic conditions, we believe we have planned inventory purchases for fiscal 2010 conservatively. However, we may be unable to sell the products we have ordered in advance from manufacturers or that we have in our inventory, which may result in inventory markdowns or the sale of excess inventory at discounted prices. These events could significantly harm our operating results and impair the image of our brands. Conversely, we may not be in a position to order quality products from our manufacturers in a timely manner and/or we may experience inventory shortages as demand for our products increases, which might result in unfilled orders, negatively impact customer relationships, diminish brand loyalty and result in lost revenues, any of which could harm our business.

Our success depends on the reputation and value of our owned and licensed brand names, including, in particular, Tommy Bahama and Ben Sherman, and actions by us, our wholesale customers, licensees or others who have interests in our brands could diminish the reputation or value of our brands and adversely affect our business operations.

        The success of our business depends on the reputation and value of our owned and licensed brand names. The value of our brands could be diminished by actions taken by us, for instance by becoming overly promotional, or by our wholesale customers or others, including marketing partners, who have interests in the brands. We cannot always control the marketing and promotion of our products by our wholesale customers or other third parties and actions by such parties that are inconsistent with our own marketing efforts or that otherwise adversely affect the appeal of our products could diminish the value or reputation of one or more of our brands and have an adverse effect on our sales and business operations.

        In addition, we license certain of our brands, such as Tommy Bahama and Ben Sherman to third party licensees. While we take significant steps to ensure the reputation of our brands is maintained through our license agreements, there can be no guarantee our brands will not be negatively impacted through our association with products outside of our core apparel products or due to the actions of a licensee. The improper or detrimental actions of a licensee could significantly impact the perception of our brands.

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

        Due to the competitive nature of the apparel industry, there can be no assurance that the demand for our products will not decline or that we will be able to successfully evaluate and adapt our products to align with consumers' preferences, fashion trends and changes in consumer demographics. As is typical with new products, market acceptance of new price points and designs is subject to uncertainty. The introduction or repositioning of new lines and products often requires substantial costs in design, marketing and advertising, which may not be recovered if the products are not successful. Any failure on our part to develop appealing products and update core products could result in lower sales and/or harm the reputation and desirability of our brands. Additionally, since we generally make decisions regarding product designs several months in advance of the time when consumer acceptance can be measured, such a failure could leave us with a substantial amount of unsold excess inventory, which we may be forced to sell at lower price points. Any of these factors could result in a deterioration of the appeal of our brands and products, adversely affecting our business, financial condition and operating results.

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

        Our senior management has substantial experience and expertise in the apparel and related industries. Our success depends upon disciplined execution at all levels of our organization, including the members of our senior management. Competition for qualified personnel in the apparel industry is intense, and we compete to attract and retain these individuals with other companies which may have greater financial resources. In addition, we will need to plan for the succession of our senior management and successfully integrate new members of management within our organization. Consistent with our management succession plan, we have recently introduced new leaders for each of our Ben Sherman, Oxford Apparel and Lanier Clothes groups. The unexpected loss of any of our senior management, or the unsuccessful integration of new leadership, could negatively affect our operations, business relationships and ability to execute our strategies.

We depend on a group of key customers for a significant portion of our wholesale sales. A significant adverse change in a customer relationship or in a customer's financial position could negatively impact our net sales and profitability.

        We generate a significant percentage of our sales from a few major customers. During fiscal 2009, sales to our five largest customers accounted for approximately 52% of our total wholesale sales and sales to our largest wholesale customer represented approximately 14% of our wholesale sales. Any further consolidation in the retail industry could result in a decrease in the number of stores that carry our products, restructuring of our customers' operations, more centralized purchasing decisions, direct sourcing and greater leverage by customers, potentially resulting in lower prices, realignment of customer affiliations or other factors which could negatively impact our net sales and profitability.

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

        In addition, due to long product lead times, several of our product lines are designed and manufactured in anticipation of orders for sale. We make commitments for fabric and production in connection with these lines. These commitments can be made up to several months prior to the receipt of firm orders from customers, and if orders do not materialize or are canceled, we may incur expenses to terminate our fabric and production commitments or to dispose of excess inventories.

        We also extend credit to several of our key customers without requiring collateral, which results in a large amount of receivables from just a few customers. During the past several years, particularly in light of the recent economic crisis, companies in the apparel industry, including some of our customers, have had financial difficulties and have experienced tightened credit markets and declining sales and profitability on a comparable store basis. If one or more of our key customers experiences significant problems in the future, including as a result of general weakness in the apparel industry, our sales may be reduced, and the risk associated with extending credit to these customers may increase. A significant adverse change in a customer's financial position could cause us to limit or discontinue business with that customer, require us to assume greater credit risk relating to that customer's receivables or limit our ability to collect amounts related to previous shipments to that customer. These or other events related to our significant customers could adversely affect our net sales and profitability.

Our concentration of retail stores and wholesale customers for certain of our products exposes us to certain regional risks.

        Our retail locations are heavily concentrated in certain geographic areas in the United States, including Florida and California for our Tommy Bahama retail stores and the United Kingdom for our Ben Sherman retail stores. As of January 30, 2010, 39 out of our 84 Tommy Bahama retail stores were located in these two U.S. states and almost half of our 13 Ben Sherman full price retail stores were located in the United Kingdom. Additionally, a significant portion of our wholesale sales for Tommy Bahama and Ben Sherman products are concentrated in the same geographic areas as our own retail store locations for these brands. Due to this concentration, we have heightened exposure to factors that impact these regions, including general economic conditions, weather patterns, natural disasters, changing demographics and other factors.

Our foreign sourcing operations as well as the sale of products in foreign markets result in an exposure to fluctuations in foreign currency exchange rates.

        As a result of our international operations, we are exposed to certain risks in conducting business outside of the United States. Substantially all of our orders for the production of apparel in foreign countries are denominated in U.S. dollars. Purchase prices for our products may be impacted by fluctuations in the exchange rate between the U.S. dollar and the local currencies of the contract manufacturers, either of which may have the effect of increasing our cost of goods sold in the future. If the value of the U.S. dollar decreases relative to certain foreign currencies in the future, then the prices that we negotiate for products could increase, and it is possible that we would not be able to pass this increase on to customers, which would negatively impact our margins. If the value of the U.S. dollar increases between the time a price is set and payment for a product, the price we pay may be higher than that paid for comparable goods by competitors that pay for goods in local currencies, and these competitors may be able to sell their products at more competitive prices. Additionally, currency fluctuations could also disrupt the business of our independent manufacturers that produce our products by making their purchases of raw materials more expensive and difficult to finance.

        We received U.S. dollars for approximately 90% of our product sales during fiscal 2009. The sales denominated in foreign currencies primarily relate to Ben Sherman sales in the United Kingdom and Europe. An increase in the value of the U.S. dollar compared to these other currencies in which we have sales could result in lower levels of sales and earnings in our consolidated statements of operations, although the sales in foreign currencies could be equal to or greater than amounts in prior periods. In addition, to the extent that the stronger U.S. dollar increases costs, and the products are sold in another currency, but the additional cost cannot be passed on to our customers, our gross margins will be negatively impacted. We generally do not engage in hedging activities with respect to our exposure to foreign currency risk except that, on occasion, we do purchase foreign currency forward exchange contracts for our goods purchased on U.S. dollar terms that are expected to be sold in the United Kingdom and Europe.

Divestitures of certain businesses or discontinuations of certain product lines may require us to find alternative uses for our resources.

        We may determine that it is appropriate to divest or discontinue certain operations. Divestitures of certain businesses that do not align with our strategy or the discontinuation of certain product lines which may not provide the returns that we expect or desire may result in underutilization of our resources in the event that the operations are not replaced with new lines of business either internally or through acquisition. There can be no guarantee that if we divest certain businesses or discontinue certain product lines that we will be able to replace the sales and profits related to these businesses or appropriately utilize our remaining resources, which may result in a decline in our operating results and/or result in an inappropriate capitalization of our organization.

We make use of debt to finance our operations, which exposes us to risks that could adversely affect our business, financial position and operating results.

        Our levels of debt vary as a result of the seasonality of our business, investments in acquisitions and working capital and divestitures. As of January 30 2010, we had approximately $150 million of outstanding 11 3/8% Senior Secured Notes and no borrowings outstanding under our U.S. Revolving Credit Agreement, which subject to the applicable conditions contained therein, has a loan commitment of up to $175 million, or our U.K. Revolving Credit Agreement, which has a loan commitment of up to £10 million. Our debt levels may increase in the future under our existing facilities or potentially under new facilities, or the terms or forms of our financing arrangements in the future may change, which may increase our exposure to the items discussed below.

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

        In addition, in June 2009, we issued $150 million aggregate principal amount of 11 3/8% Senior Secured Notes with a scheduled maturity of July 2015. The net proceeds from the sale of the 11 3/8% Senior Secured Notes, together with borrowings under our U.S. Revolving Credit Agreement, were used to satisfy and discharge then outstanding 8 7/8% Senior Unsecured Notes, which were scheduled to mature in June 2011. The 11 3/8% Senior Secured Notes have a higher interest rate than the 8 7/8% Senior Unsecured Notes had, which will increase our interest expense. The increased interest expense may make it more difficult for us to satisfy our obligations with respect to our debt obligations, require us to dedicate a more significant portion of our cash flow from operations to payments on our debt, thereby reducing funds available for operations, future business opportunities or other purposes, such as funding our working capital and capital expenditures, and/or limit our ability to borrow additional funds in the future.

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

        Most of the products we purchase from third-party producers are package purchases, and we and our third-party suppliers rely on the availability of raw materials at reasonable prices. The principal fabrics used in our business are cotton, linens, wools, silk, other natural fibers, synthetics and blends of these materials. The prices paid for these fabrics depend on the market price for raw materials used to produce them. The price and availability of certain raw materials have fluctuated in the past, and may fluctuate in the future, depending on a variety of factors, including crop yields, weather, supply conditions, government regulation, war, terrorism, labor unrest, global health concerns, economic climate, the cost of petroleum and other unpredictable factors. Additionally, costs incurred by our third-party providers or our transportation costs may increase due to these same factors. We historically have not entered into any futures contracts to hedge commodity prices. Any significant increase in the price of raw materials or decrease in the availability of raw materials could cause delays in product deliveries to our customers, which could have an adverse impact on our customer relationships and/or increase our costs, some or all of which we may be unable to pass on to our customers.

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

        As we source substantially all of our products from foreign countries, including approximately 60% of our product purchases from China during fiscal 2009, we are exposed to risks associated with changes in the laws and regulations governing the importing and exporting of apparel products into and from the countries in which we operate.

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

        We currently benefit from duty-free treatment under international trade agreements and regulations such as the North American Free Trade Agreement. In addition, China's safeguard quota on certain classes of apparel products expired on December 31, 2008. Though all quotas on Chinese-made textile and apparel products are currently eliminated, the imposition of a new quota arrangement between the United States and China or the elimination of duty-free treatment or our inability to qualify for such benefits would adversely impact our business by increasing our cost of goods sold.

        Our products are subject to increasingly stringent and complex product performance and safety standards, laws and other regulations, such as the Consumer Product Safety Improvement Act of 2008. Complying with new regulations could result in greater expense, and failure to comply with such regulations could result in a delay, non-delivery or mandated destruction of inventory shipments during key seasons or other financial penalties. While we intend to abide by applicable laws or regulations, significant or continuing noncompliance with such standards and laws could harm our reputation, our business relationships or our ability to execute our strategies.

        Our, or any of our suppliers', failure to comply with customs or similar laws or any other applicable regulations could restrict our ability to import products or lead to fines, penalties or adverse publicity, and future regulatory actions or trade agreements may provide our competitors with a material advantage over us or materially increase our costs.

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

        During the third quarter of fiscal 2009, we converted certain of our financial systems in our United States operations to a new integrated financial system. As a result of these conversions, we modified certain internal controls over financial reporting. We anticipate converting other of our financial systems and certain other geographic regions to the new integrated financial system in future periods. Difficulties migrating existing financial systems to the new software could cause difficulties in operating our business and communicating with our customers or our ability to report our financial results, which could cause our sales and profits to decrease and could also require significant expenditures to remediate any such difficulties.

        Additionally, future assessments of the appropriateness and relevance of our financial and operational systems could result in a change to or additional replacements of our systems in the future. There can be no assurances that we will be successful in developing or acquiring competitive systems which are responsive to our needs and the needs of our customers.

We may be unable to protect our trademarks and other intellectual property or may otherwise have our brand names harmed.

        We believe that our registered and common law trademarks and other intellectual property, as well as other contractual arrangements, including licenses and other proprietary intellectual property rights, have significant value and are important to our continued success and our competitive position due to their recognition by retailers and consumers. Approximately 68% of our net sales in fiscal 2009 was attributable to branded products for which we own the trademark. Therefore, our success depends to a significant degree upon our ability to protect and preserve our intellectual property. We rely on laws in the United States and other countries to protect our proprietary rights. However, we may not be able to sufficiently prevent third parties from using our intellectual property without our authorization, particularly in those countries where the laws do not protect our proprietary rights as fully as in the United States. The use of our intellectual property or similar intellectual property by others could reduce or eliminate any competitive advantage we have developed, causing us to lose sales or otherwise harm the reputation of our brands.

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

        Our ability to meet customer expectations, manage inventory and achieve objectives for operating efficiencies depends on the proper operation of our primary distribution facilities, some of which are owned and others of which are operated by third parties. Finished garments from our contractors are inspected and stored at these distribution facilities. If any of these distribution facilities were to shut down or otherwise become inoperable or inaccessible for any reason, or if the goods in the distribution center were otherwise unavailable for shipment, we could experience a reduction in sales, a substantial loss of inventory or higher costs and longer lead times associated with the distribution of our products during the time it takes to reopen or replace the facility. This could negatively affect our operating results and our customer relationships.

We may not be successful in identifying locations and negotiating appropriate lease terms for retail stores and restaurants.

        An integral part of our strategy has been to develop and operate retail stores and restaurants for certain of our brands. Net sales from retail stores and restaurants were approximately 29% of our consolidated net sales during fiscal 2009. Successful operation of our retail stores and restaurants depends, in part, on the overall ability of the retail location to attract a consumer base sufficient to make store sales volume profitable. If we are unable to identify new locations with consumer traffic sufficient to support a profitable sales level, retail growth may consequently be limited. Further, if existing retail stores and restaurants do not maintain a sufficient customer base that provides a reasonable sales volume, it could have a negative impact on our sales, gross margin, and results of operations. In addition, there has been some recent consolidation among commercial real estate developers, mall operators and/or shopping center managers. Significant consolidation within the commercial real estate development, operation and/or management industries impacting locations where we might operate retail stores and/or restaurants or that we might otherwise consider desirable could reduce our leverage with such parties, thereby materially adversely affecting the terms of future leases for our retail stores and restaurants or making entering into long-term commitments with such parties cost prohibitive.

Our business, in particular our retail and restaurant operations, is subject to state and local laws and regulations for health, safety, labor and similar operational issues. The costs of compliance with, or the violation of, such laws and regulations could have an adverse effect on our costs or operations, and we may be adversely impacted by negative publicity surrounding any of these issues.

        We operated retail stores and restaurants in numerous states as of January 30, 2010. Our retail and restaurant operations are subject to comprehensive state and local laws and regulations on a wide range of employment, safety and other matters. The complexity of these laws and regulations to which we are subject, which may vary widely by jurisdiction, makes it difficult for us to ensure that we are currently, or will be in the future, compliant with all laws and regulations. We may be required to make significant expenditures or modify our business practices to comply with existing or future laws or regulations, and unfavorable resolution to litigation or a violation of applicable laws and regulations may increase our costs and materially limit our ability to operate our business.

        In addition, the restaurant industry is highly competitive and requires compliance with a variety of federal, state and local regulations. In particular, all of our Tommy Bahama restaurants serve alcohol and, therefore, maintain liquor licenses. Our ability to maintain our liquor licenses depends on our compliance with applicable laws and regulations. The loss of a liquor license would adversely affect the profitability of a restaurant. Additionally, as a participant in the restaurant industry, we face risks related to food quality, food-borne illness, injury, health inspection scores and labor relations. Regardless of whether allegations related to these matters are valid or whether we become liable, we may be materially affected by negative publicity associated with these issues. The negative impact of adverse publicity relating to one restaurant may extend beyond the restaurant involved to affect some or all of the other restaurants, as well as the image of the Tommy Bahama brand as a whole.

We hold licenses for the use of other parties' brand names, and we cannot guarantee our continued use of such brand names or the quality or salability of such brand names.

        We have entered into license and design agreements to use certain trademarks and trade names, such as Kenneth Cole, Dockers, United States Polo Association and Geoffrey Beene, to market our products. Approximately 8% of our net sales during fiscal 2009 related to the products for which we license the use of the trademark for specific product categories. These license and design agreements will expire at various dates in the future. We cannot guarantee that we will be able to renew these licenses on acceptable terms upon expiration or that we will be able to acquire new licenses to use other popular trademarks. The termination or expiration of a license agreement will cause us to lose the sales and any associated profits generated pursuant to such license and in certain cases could result in an impairment charge for related intangible assets.

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

        The regulatory environment governing our use of individually identifiable data of customers, employees and others is complex and a matter of growing public concern. Privacy and information security laws and requirements change frequently, and compliance with them may require us to incur costs to make necessary systems changes and implement new administrative processes. If a data security breach occurs, our reputation could be damaged and we could experience lost sales, fines or lawsuits.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        We believe that our existing properties are well maintained, are in good operating condition and will be adequate for our present level of operations. We own or operate approximately 1.6 million square feet of facilities in the United States and Mexico in conducting our distribution and manufacturing functions. Our administrative and sales functions are conducted in approximately 0.5 million square feet of owned and leased space in various locations, including the United States, the United Kingdom, Germany, China and Hong Kong. We also utilize space at certain third party warehouses. Additionally, we operate retail stores and restaurants in approximately 0.5 million square feet of leased space located in the United States, the United Kingdom and Germany. Each retail store and restaurant is less than 15,000 square feet. We do not believe that we are dependent on any individual retail or restaurant location for our business operations. These retail stores and restaurants are operated by Tommy Bahama and Ben Sherman and are described in more detail in Item 1 of this report. We anticipate that we will be able to extend our leases to the extent that they expire in the near future on terms that are satisfactory to us or, if necessary, locate substitute properties on acceptable terms.

        Details of our principal administrative, sales, distribution and manufacturing facilities, including approximate square footage, are as follows:

Location	Primary Use	Operating Group	Square Footage	Lease Expiration
Atlanta, Georgia	Sales/administration	Corporate and Other & Lanier Clothes	70,000	Owned
Seattle, Washington	Sales/administration	Tommy Bahama	80,000	2015
Lyons, Georgia	Sales/administration	Oxford Apparel	90,000	Owned
London, England	Sales/administration	Ben Sherman	20,000	2013
Lurgan, Northern Ireland	Sales/administration	Ben Sherman	10,000	Owned
New York, New York	Sales/administration	Various	90,000	Various
Hong Kong	Sales/administration	Various	25,000	Various
Shenzen, China	Sales/administration	Various	10,000	Various
Auburn, Washington	Distribution center	Tommy Bahama	260,000	2015
Lyons, Georgia	Distribution center	Oxford Apparel	330,000	Owned
Toccoa, Georgia	Distribution center	Lanier Clothes	310,000	Owned
Merida, Mexico	Manufacturing plant	Lanier Clothes	80,000	Owned

Item 3.    Legal Proceedings

        From time to time, we are a party to litigation and regulatory actions arising in the ordinary course of business. We are not currently a party to litigation or regulatory actions that we believe could reasonably be expected to have a material impact on our financial position, results of operations or cash flows.

Item 4.    Reserved

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market and Dividend Information

        Our common stock is listed and traded on the New York Stock Exchange under the symbol "OXM." As of March 19, 2010, there were 403 record holders of our common stock. The following table sets forth the high and low sale prices and quarter-end closing prices of our common stock as reported on the New York Stock Exchange for the quarters indicated. Additionally, the table indicates the dividends per share declared on shares of our common stock by our Board of Directors for each quarter.

	High	Low	Close	Dividends
Fiscal 2009
Fourth Quarter	$25.62	$17.54	$17.84	$0.09
Third Quarter	$23.80	$12.66	$19.35	$0.09
Second Quarter	$14.01	$8.39	$13.71	$0.09
First Quarter	$10.70	$3.14	$9.84	$0.09
Fiscal 2008
Fourth Quarter	$13.70	$4.48	$6.66	$0.18
Third Quarter	$29.02	$11.15	$13.47	$0.18
Second Quarter	$29.88	$17.40	$21.30	$0.18
First Quarter	$28.65	$20.10	$27.27	$0.18

        On March 25, 2010, our Board of Directors approved a cash dividend of $0.11 per share payable on April 30, 2010 to shareholders of record as of the close of business on April 15, 2010. Although we have paid dividends in each quarter since we became a public company in July 1960, we may discontinue or modify dividend payments at any time if we determine that other uses of our capital, including but not limited to, payment of outstanding debt, repurchases of outstanding shares or funding of future acquisitions, may be in our best interest; if our expectations of future cash flows and future cash needs outweigh the ability to pay a dividend; or if the terms of our credit facilities, the indenture for the 11 3/8% Senior Secured Notes or other debt instruments limit our ability to pay dividends. We may borrow to fund dividends in the short-term based on our expectation of operating cash flows in future periods subject to the terms and conditions of our credit facilities, the indenture for the 11 3/8% Senior Secured Notes or other debt instruments. All cash flow from operations will not necessarily be paid out as dividends in all periods.

        For details about limitations on our ability to pay dividends, see Note 5 of our consolidated financial statements and Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, both contained in this report.

Recent Sales of Unregistered Securities

        We did not sell any unregistered equity securities during fiscal 2009.

Purchases of Equity Securities by the Issuer and Affiliated Purchases

        We have certain stock incentive plans as described in Note 7 to our consolidated financial statements included in this report, all of which are publicly announced plans. Under the plans, we can repurchase shares from employees to cover employee tax liabilities related to the exercise of stock options or the vesting of previously restricted shares. The table below summarizes our stock repurchases during the fourth quarter of fiscal 2009.

Fiscal Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
November (11/1/09 - 11/28/09)	—	—	—	—
December (11/29/09 - 1/3/10)	—	—	—	—
January (1/4/10 - 1/30/10)	23,521	$17.84	—	—

Total	23,521	$17.84	—	—

        On September 8, 2008, our Board of Directors authorized the repurchase by us of up to 0.5 million shares of our common stock. As of January 30, 2010, no shares had been repurchased pursuant to this authorization.

Stock Price Performance Graph

        The graph below reflects cumulative total shareholder return (assuming an initial investment of $100 and the reinvestment of dividends) on our common stock compared to the cumulative total return for a period of five years and eight months, beginning May 28, 2004 and ending January 30, 2010 of:

  •
  The S&P SmallCap 600 Index; and

  •
  The S&P 500 Apparel, Accessories and Luxury Goods.

Comparison of Cumulative Total Return

		INDEXED RETURNS Years Ending
	Base Period 5/28/04
Company / Index		6/3/05	6/2/06	6/1/07	2/2/08	1/31/09	1/30/10
Oxford Industries, Inc.	100	114.88	116.35	129.93	66.35	20.19	55.63
S&P SmallCap 600 Index	100	116.74	138.96	160.91	140.54	86.74	120.54
S&P 500 Apparel, Accessories & Luxury Goods	100	124.33	125.64	180.43	122.32	62.79	118.65

Item 6.    Selected Financial Data

        Our selected financial data included in the table below reflects the following:

  •
  the results of operations for Ben Sherman, which was acquired in fiscal 2005, and any other acquisitions subsequent to the respective date of the acquisition;

  •
  the divestiture of substantially all of the assets of our Womenswear Group operations in fiscal 2006, resulting in those operations being classified as discontinued operations for all periods presented;

  •
  the modification of all periods previously presented to reflect our fiscal 2009 change in accounting principle for our method of accounting for certain of our inventory, which is discussed in further detail in Note 1 of our consolidated financial statements included in this report;

  •
  the modification of all periods previously presented to reflect our fiscal 2009 adoption of new guidance which adjusted the number of shares outstanding in our basic and diluted weighted average shares outstanding, which is discussed in further detail in Note 1 of our consolidated financial statements included in this report.

	Fiscal 2009	Fiscal 2008	Twelve Months Ended February 2, 2008	Eight-month Transition Period Ended February 2, 2008	Fiscal 2007	Fiscal 2006	Fiscal 2005
			(Unaudited)
	(In millions, except per share amounts)
Net sales	$800.7	$947.5	$1,085.3	$695.8	$1,128.9	$1,109.1	$1,056.8
Cost of goods sold	467.0	560.3	646.6	418.5	682.1	678.7	652.0

Gross profit	333.7	387.2	438.7	277.3	446.8	430.4	404.8
SG&A	304.3	358.1	366.5	244.0	357.0	339.1	314.4
Amortization of intangible assets	1.3	2.9	5.4	3.2	6.4	7.6	8.6
Impairment of goodwill, intangible assets and an investment in unconsolidated entity	0.0	314.8	0.0	0.0	0.0	0.0	0.0
Royalties and other operating Income	13.1	17.3	19.8	12.5	16.5	13.1	12.1

Operating income (loss)	41.2	(271.3)	86.5	42.6	99.9	96.9	93.8
Gain on repurchase of Senior Unsecured Notes	0.0	7.8	0.0	0.0	0.0	0.0	0.0
Interest expense, net	21.4	23.7	22.4	15.3	22.2	24.0	26.1

Earnings (loss) before income taxes	19.8	(287.2)	64.1	27.3	77.7	72.9	67.6
Income taxes (benefit)	5.2	(15.8)	18.2	7.1	25.9	22.5	22.8

Net earnings (loss) from continuing operations	14.6	(271.5)	45.9	20.2	51.8	50.4	44.9
Earnings (loss) from discontinued operations, net of taxes	0.0	0.0	0.0	0.0	(0.2)	19.3	5.9

Net earnings (loss)	$14.6	(271.5)	45.9	20.2	$51.6	$69.7	$50.8

	Fiscal 2009	Fiscal 2008	Twelve Months Ended February 2, 2008	Eight-month Transition Period Ended February 2, 2008	Fiscal 2007	Fiscal 2006	Fiscal 2005
			(Unaudited)
	(In millions, except per share amounts)
Diluted net earnings (loss) from continuing operations per common share	$0.90	$(17.00)	$2.61	$1.16	$2.89	$2.84	$2.59
Diluted earnings (loss) from discontinued operations per common share	$0.00	$0.00	$0.00	$0.00	$(0.01)	$1.08	$0.34

Diluted net earnings (loss) per common share	$0.90	$(17.00)	$2.61	$1.16	$2.88	$3.92	$2.93
Diluted weighted average shares outstanding	16.3	16.0	17.6	17.4	17.9	17.8	17.4
Dividends declared	$5.9	$11.5	$12.6	$9.3	$11.7	$9.9	$8.5
Dividends declared per common share	$0.36	$0.72	$0.72	$0.54	$0.66	$0.57	$0.51
Total assets related to continuing operations, at year-end	$425.2	$467.7	$910.1	$910.1	$907.6	$825.8	$826.5
Total assets, at period-end	$425.2	$467.7	$910.1	$910.1	$907.6	$885.0	$906.1
Long-term debt, less current maturities, at period-end	$146.4	$194.2	$234.4	$234.4	$199.3	$200.0	$289.1
Shareholders' equity, at period-end	$104.4	$87.3	$407.5	$407.4	$452.9	$398.1	$303.7
Net cash provided by operating activities	$81.6	$90.4	$67.0	$44.1	$59.6	$81.0	$41.2
Net cash used in investing activities	$11.3	$21.2	$87.0	$74.8	$51.5	$34.6	$166.7
Net cash provided by (used in) financing activities	$(65.0)	$(79.7)	$4.3	$9.0	$(10.8)	$(98.0)	$(74.0)
Capital expenditures	$11.3	$20.7	$33.7	$21.1	$31.3	$25.0	$23.4
Depreciation and amortization included in continuing operations	$20.7	$24.9	$24.4	$16.0	$23.1	$22.7	$21.9
Impairment of goodwill, intangible assets and investment in an unconsolidated entity included in continuing operations	$0.0	$314.8	$0.0	$0.0	$0.0	$0.0	$0.0
Amortization of deferred financing costs	$3.4	$2.9	$2.5	$1.7	$2.5	$2.5	$4.4
Book value per share at period-end	$6.34	$5.50	$25.38	$25.38	$25.38	$22.56	$17.99
Return (net earnings (loss) from continuing operations) on average shareholders' equity(1)	15.3%	(109.7)%	11.3%	4.7%	12.2%	14.4%	16.6%
Return (net earnings (loss) from continuing operations) on average total assets related to continuing operations(1)	3.3%	(39.4)%	5.0%	2.2%	6.0%	6.1%	6.3%

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

        As a result of the weak global economic conditions, fiscal 2009 and fiscal 2008 were particularly challenging years for each of our operating groups. We expect that these challenging economic conditions will continue to impact each of our operating groups in fiscal 2010. Thus, we have planned inventory purchases for fiscal 2010 conservatively in all operating groups, which should mitigate inventory markdown risk and promotional pressure; however, this strategy will also limit our growth opportunities in the near term. In the current economic environment, we also believe it is important to continue to focus on maintaining a strong balance sheet and ample liquidity. We believe that the measures we have taken to reduce working capital requirements, moderate capital expenditures for retail stores, reduce our overhead and refinance our significant debt agreements in fiscal 2008 and fiscal 2009 have significantly enhanced our balance sheet and liquidity.

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

        The following table sets forth our consolidated operating results (in thousands, except per share amounts) for fiscal 2009 compared to fiscal 2008:

	Fiscal 2009	Fiscal 2008	$ Change
Net sales	$800,658	$947,516	$(146,858)
Net earnings (loss)	$14,624	$(271,457)	$286,081
Diluted net earnings (loss) per common share	$0.90	$(17.00)	$17.90
Weighted average common shares outstanding—diluted	16,304	15,968

        The primary reasons for the improvement in diluted net earnings per common share were:

  •
  Fiscal 2008 results were negatively impacted by $314.8 million of impairment charges related to goodwill, intangible assets and an investment in an unconsolidated entity.

  •
  Each operating group was negatively impacted by restructuring charges, which totaled $11.0 million in fiscal 2008.

  •
  In fiscal 2009, significant reductions were made in our SG&A across all operating groups as we streamlined our operations and focused on our core businesses during the challenging economic conditions.

  •
  A charge of $0.9 million which was recognized in interest expense in fiscal 2008 as a result of our amendment and restatement of our U.S. Revolving Credit Agreement.

  •
  The net impact of various changes in our debt facilities which impacted interest expense, net including (1) the amendment and restatement of our U.S. Revolving Credit Agreement in August 2008 which provided more favorable borrowing terms than the U.S. Revolving Credit Agreement provided for prior to August 2008, (2) our repurchase of $33.2 million of our 8 7/8% Senior Unsecured Notes at a discount in fiscal 2008, (3) the issuance of $150.0 million aggregate principal amount of 11 3/8% Senior Secured Notes in fiscal 2009, (4) the repurchase of $166.8 million aggregate principal amount of our 8 7/8% Senior Unsecured Notes in fiscal 2009, which was funded by the proceeds from the issuance of the 11 3/8% Senior Secured Notes and borrowings under our U.S. Revolving Credit Agreement and (5) varying levels of debt outstanding under our U.S. Revolving Credit Agreement between the two periods as a result of positive cash flows in fiscal 2009.

        These items were partially offset by:

  •
  The decline in net sales for each operating group, which was primarily due to the continued impact of the challenging economic conditions.

  •
  The negative impact on Ben Sherman operating results related to the change in the average exchange rate between the British pound sterling and the United States dollar and restructuring charges totaling approximately $2.0 million in fiscal 2009, which were primarily related to our exit from the Ben Sherman women's, kids and footwear operations, as well as other streamlining initiatives.

  •
  The impact on net sales for Lanier Clothes and Oxford Apparel resulting from our exit from certain businesses in fiscal 2008.

  •
  The decrease in royalty income primarily as a result of the termination of the Tommy Bahama footwear license agreement, a 13% decline in the average value of the British pound sterling versus the United States dollar, which impacted Ben Sherman royalty income and the impact of the challenging economic conditions.

  •
  A $7.8 million gain which was recognized upon the repurchase of $33.2 million of our 8 7/8% Senior Unsecured Notes for $25.0 million in fiscal 2008.

  •
  A charge of $1.8 million which was recognized in interest expense, net in fiscal 2009 related to the satisfaction and discharge of the remaining $166.8 million aggregate principal amount of 8 7/8% Senior Unsecured Notes.

11 3/8% SENIOR SECURED NOTES

        In June 2009, we issued $150 million aggregate principal amount of 11 3/8% Senior Secured Notes at 97.353% of the $150 million aggregate principal amount, resulting in gross proceeds of $146.0 million. Proceeds from the 11 3/8% Senior Secured Notes and borrowings under our U.S. Revolving Credit Agreement were used to fund the satisfaction and discharge of the 8 7/8% Senior Unsecured Notes outstanding at that time. The 11 3/8% Senior Secured Notes (1) accrue interest at an annual rate of 11.375% (effective interest rate of 12%), (2) require interest payments semi-annually in January and July of each year, (3) require payment of principal at maturity (July 2015), (4) are subject to certain prepayment penalties, (5) are secured by a first priority interest in all U.S. registered trademarks and certain related rights and certain future acquired real property owned in fee simple of Oxford Industries, Inc. and substantially all of its consolidated domestic subsidiaries and a second priority interest in those assets in which the lenders under the U.S. Revolving Credit Agreement have a first priority interest and (6) are guaranteed by certain of our domestic subsidiaries.

CHANGE IN METHOD OF ACCOUNTING FOR CERTAIN INVENTORY

        During fiscal 2009, we changed our method of accounting for certain of our domestic inventory from the first-in, first out (FIFO) method to the last-in, first-out (LIFO) method of accounting. Subsequent to this change in method of accounting for this portion of our inventory, all domestic wholesale and retail inventory is accounted for using the LIFO method and all of our international wholesale and retail inventory continues to be accounted for using the FIFO method. We believe this change is preferable as the LIFO method provides uniformity and consistency across all of our domestic operations with respect to the method of inventory accounting. The change in accounting principle had a material impact on certain periods compared to what was previously reported. In accordance with U.S. GAAP, all prior year and prior quarter amounts included in this annual report have been retrospectively modified to reflect the change in accounting principle. Other than the change in Corporate and Other, there is no impact on the operating results of our operating groups as the impact of LIFO accounting is not allocated to operating groups, but instead recorded in Corporate and Other as our LIFO pool is not consistent with our operating groups.

OPERATING GROUPS

        Our business is operated through our four operating groups: Tommy Bahama, Ben Sherman, Lanier Clothes and Oxford Apparel. We identify our operating groups based on the way our management organizes the components of our business for purposes of allocating resources and assessing performance.

        Tommy Bahama designs, sources and markets collections of men's and women's sportswear and related products. The target consumers of Tommy Bahama are affluent men and women age 35 and older who embrace a relaxed and casual approach to daily living. Tommy Bahama products can be found in our owned and licensed Tommy Bahama retail stores and on our e-commerce website as well as in certain department stores and independent specialty stores throughout the United States. We also license the Tommy Bahama name for various product categories and operate Tommy Bahama restaurants.

        Ben Sherman is a London-based designer, marketer and distributor of branded sportswear and related products. Ben Sherman was established in 1963 as an edgy, young men's, "Mod"-inspired shirt brand and has evolved into a British lifestyle brand of apparel targeted at youthful-thinking men age 19 to 35 throughout the world. We offer a Ben Sherman men's sportswear collection as well as tailored clothing and accessories. Our Ben Sherman products can be found in certain department stores and a variety of independent specialty stores and in our owned and licensed Ben Sherman retail stores as well as on our e-commerce websites. We also license the Ben Sherman name for various product categories.

        Lanier Clothes designs and markets branded and private label men's suits, sportcoats, suit separates and dress slacks across a wide range of price points. Certain Lanier Clothes products are sold using trademarks licensed to us by third parties, including Kenneth Cole, Dockers, and Geoffrey Beene. We also offer branded tailored clothing products under our Billy London and Arnold Brant trademarks. In addition to our branded businesses, we design and source certain private label tailored clothing products. Significant private label brands include Stafford, Lands' End and Alfani. Our Lanier Clothes products are sold to national chains, department stores, mass merchants, specialty stores, specialty catalog retailers and discount retailers throughout the United States.

        Oxford Apparel produces branded and private label dress shirts, suit separates, sport shirts, casual slacks, outerwear, sweaters, jeans, swimwear, westernwear and golf apparel. We design and source certain private label programs for several customers, including programs for Costco, Lands' End, Target, Macy's and Sears. Significant owned brands of Oxford Apparel include Oxford Golf, Ely, Cattleman and Cumberland Outfitters. Oxford Apparel also owns a two-thirds interest in the entity that owns the Hathaway trademark in the United States and several other countries. Additionally, Oxford

Apparel licenses from third parties the right to use certain trademarks including Dockers and United States Polo Association for certain apparel products. Our Oxford Apparel products are sold to a variety of department stores, mass merchants, specialty catalog retailers, discount retailers, specialty stores, "green grass" golf merchants and Internet retailers throughout the United States.

        Corporate and Other is a reconciling category for reporting purposes and includes our corporate office, substantially all financing activities, elimination of inter-segment sales, LIFO inventory accounting adjustments and other costs that are not allocated to the operating groups. LIFO inventory calculations are made on a legal entity basis which does not correspond to our operating group definitions, therefore, LIFO inventory accounting adjustments are not allocated to operating groups.

        For further information regarding our operating groups, see Note 10 to our consolidated financial statements and Part I, Item 1, Business both included in this report.

RESULTS OF OPERATIONS

FISCAL 2009 COMPARED TO FISCAL 2008

        The following table sets forth the specified line items in our consolidated statements of operations both in dollars (in thousands) and as a percentage of net sales. The table also sets forth the dollar change and the percentage change of the data as compared to the same period of the prior year. We have calculated all percentages based on actual data, but percentage columns may not add due to rounding. Individual line items of our consolidated statements of operations may not be directly comparable to those of our competitors, as classification of certain expenses may vary by company.

	Fiscal 2009		Fiscal 2008		$ Change	% Change
Net sales	$800,658	100.0%	$947,516	100.0%	$(146,858)	(15.5)%
Cost of goods sold	466,975	58.3%	560,314	59.1%	(93,339)	(16.7)%

Gross profit	333,683	41.7%	387,202	40.9%	(53,519)	(13.8)%
SG&A	304,330	38.0%	358,071	37.8%	(53,741)	(15.0)%
Amortization of intangible assets	1,256	0.2%	2,903	0.3%	(1,647)	(56.7)%
Impairment of goodwill, intangible assets and an unconsolidated entity	—	—	314,813	33.2%	(314,813)	NM
Royalties and other operating income	13,057	1.6%	17,294	1.8%	(4,237)	(24.5)%

Operating income (loss)	41,154	5.1%	(271,291)	(28.6)%	312,445	NM
Gain on repurchase of 8 7/8% Senior Unsecured Notes	—	—	7,767	0.8%	(7,767)	NM
Interest expense, net	21,361	2.7%	23,702	2.5%	(2,341)	(9.9)%

Earnings (loss) before income taxes	19,793	2.5%	(287,226)	(30.3)%	307,019	NM
Income taxes	5,169	0.6%	(15,769)	(1.7)%	20,938	NM

Net earnings (loss)	$14,624	1.8%	$(271,457)	(28.6)%	$286,081	NM

        The discussion and tables below compare certain line items included in our consolidated statements of operations for fiscal 2009 to fiscal 2008. Each dollar and percentage change provided reflects the change between these periods unless indicated otherwise. Each dollar and share amount included in the tables is in thousands except for per share amounts.

Net sales

	Fiscal 2009	Fiscal 2008	$ Change	% Change
Tommy Bahama	$363,084	$421,687	$(58,603)	(13.9)%
Ben Sherman	102,309	133,522	(31,213)	(23.4)%
Lanier Clothes	114,542	135,581	(21,039)	(15.5)%
Oxford Apparel	221,114	257,125	(36,011)	(14.0)%
Corporate and Other	(391)	(399)	8	2.0%

Total net sales	$800,658	$947,516	$(146,858)	(15.5)%

        Net sales, on a consolidated basis, decreased $146.9 million, or 15.5%, in fiscal 2009 compared to fiscal 2008 primarily as a result of the changes in each operating group discussed below. Approximately $77 million of the decline in net sales from fiscal 2008 to fiscal 2009 was due to the exit of certain businesses in Ben Sherman, Lanier Clothes and Oxford Apparel. Fiscal 2009 net sales included net sales of approximately $35 million related to the exited businesses in Ben Sherman, Lanier Clothes and Oxford Apparel.

Tommy Bahama:

        The decrease in net sales for Tommy Bahama was primarily due to a reduction in net sales in our wholesale business and in our existing retail stores resulting from the challenging retail environment. This decrease in wholesale sales and existing store retail sales was partially offset by sales at our retail stores opened after the beginning of fiscal 2008 and increased e-commerce sales. Unit sales decreased 18.8% due primarily to the challenging economic environment. The average selling price per unit increased by 5.3%, as sales at our retail stores and our e-commerce sales, both of which have higher sales prices than wholesale sales, represented a greater proportion of total Tommy Bahama sales.

Ben Sherman:

        The decrease in net sales for Ben Sherman was primarily due to (1) our exit from our Ben Sherman women's, footwear and kids' operations, (2) a 13% reduction in the average exchange rate of the British pound sterling versus the United States dollar during fiscal 2009 compared to the average exchange rate during fiscal 2008 and (3) the impact of the challenging economic environment. During fiscal 2009, unit sales for Ben Sherman declined by 19.5% due primarily to the challenging economic conditions as well as our exit from our women's, footwear and kids' operations. The average selling price per unit decreased 4.9%, resulting primarily from the impact of the weaker British pound sterling, which was partially offset by a larger percentage of total Ben Sherman sales being sales at our retail stores, which generally have a higher sales price than wholesale sales.

Lanier Clothes:

        The decrease in net sales for Lanier Clothes was primarily due to (1) our exit from the Oscar de la Renta and Nautica licensed businesses, with fiscal 2009 sales primarily consisting of close out sales, (2) the restructuring of the Arnold Brant business in fiscal 2008 and (3) the challenging economic conditions. These factors resulted in a decrease in unit sales of 4.1% and a decrease in the average selling price per unit of 11.9%.

Oxford Apparel:

        The decrease in net sales for Oxford Apparel was generally anticipated in connection with our strategy to focus on key product categories and exit underperforming lines of business, but was also impacted by the difficult economic conditions. Unit sales decreased by 14.7% as a result of our exit from certain lines of business and the challenging economic conditions, and the average selling price per unit increased by 0.9% due to changes in product mix.

Gross Profit

	Fiscal 2009	Fiscal 2008	$ Change	% Change
Gross profit	$333,683	$387,202	$(53,519)	(13.8)%
Gross profit % of net sales	41.7%	40.9%
LIFO accounting charges included in cost of goods sold	$4,943	$473
Restructuring and other charges included in cost of goods sold	$354	$5,267

        The decrease in gross profit was primarily due to lower sales in each operating group, as described above. Ben Sherman's gross margins were negatively impacted by increased cost of goods sold related to inventory purchases denominated in United States dollars but sold in other currencies. Fiscal 2009 included LIFO accounting charges of $4.9 million, while fiscal 2008 included LIFO accounting charges of $0.5 million. Fiscal 2009 gross profit was negatively impacted by restructuring charges of $0.4 million, while fiscal 2008 gross profit was negatively impacted by restructuring charges of $5.3 million primarily related to our exit from certain businesses in our Lanier Clothes and Oxford Apparel operating groups. Gross margins increased to 41.7% of net sales in fiscal 2009 from 40.9% in fiscal 2008. In addition to the LIFO accounting adjustments and restructuring charges, gross margins were also impacted by the sales mix between our retail operations and wholesale operations, with retail sales, which generally have higher gross margins, representing a higher proportion of our net sales during fiscal 2009 than in fiscal 2008. Our gross profit may not be directly comparable to those of our competitors, as statement of operations classification of certain expenses may vary by company.

SG&A

	Fiscal 2009	Fiscal 2008	$ Change	% Change
SG&A	$304,330	$358,071	$(53,741)	(15.0)%
SG&A % of net sales	38.0%	37.8%
Restructuring and other charges included in SG&A	$2,201	$6,000

        The decrease in SG&A was primarily due to (1) significant reductions in our headcount and other overhead costs across all operating groups, (2) cost reductions associated with our exit from certain businesses, (3) the impact on Ben Sherman of a 13% reduction in the average value of the British pound sterling versus the United States dollar in fiscal 2009 as compared to fiscal 2008, (4) reductions in store opening costs resulting from fewer retail store openings in fiscal 2009, (5) reductions in advertising expenses and (6) a decrease in restructuring charges as fiscal 2009 SG&A included restructuring charges of approximately $2.2 million while fiscal 2008 SG&A included restructuring charges and other unusual items totaling a net charge of approximately $6.0 million. The cost savings were partially offset by expenses associated with the operation of additional retail stores which opened subsequent to the beginning of fiscal 2008.

Amortization of intangible assets

	Fiscal 2009	Fiscal 2008	$ Change	% Change
Amortization of intangible assets	$1,256	$2,903	$(1,647)	(56.7)%

        The decrease was the result of amortization typically being greater in the earlier periods following an acquisition. We anticipate amortization of intangible assets of approximately $0.8 million in fiscal 2010.

Impairment of goodwill, intangible assets and investment in an unconsolidated entity

	Fiscal 2009	Fiscal 2008	$ Change
Impairment of goodwill, intangible assets and investment in an unconsolidated entity	$—	$314,813	$(314,813)

        The non-cash impairment charges in fiscal 2008 included (1) goodwill impairment charges in Tommy Bahama, Ben Sherman and Oxford Apparel of $204.5 million, $37.7 million and $1.8 million, respectively, (2) trademark and other intangible asset impairment charges in Tommy Bahama, Ben Sherman, Lanier Clothes and Oxford Apparel of $17.1 million, $46.1 million, $2.2 million and $1.1 million, respectively, and (3) an impairment charge related to an Oxford Apparel investment in an unconsolidated entity of $4.4 million.

Royalties and other operating income

	Fiscal 2009	Fiscal 2008	$ Change	% Change
Royalties and other operating income	$13,057	$17,294	$(4,237)	(24.5)%
Unusual credits included in royalties and other operating income	$—	$220

        The decrease in royalties and other operating income was primarily due to the termination of the license agreement for footwear in Tommy Bahama, the challenging economic conditions and the 13% decline in the average value of the British pound sterling versus the United States dollar, which impacted Ben Sherman royalty income. Fiscal 2008 also included a net gain on the sale of a trademark and other items of approximately $0.2 million.

Operating Income (Loss)

	Fiscal 2009	Fiscal 2008	$ Change
Tommy Bahama	$37,515	$(173,448)	$210,963
Ben Sherman	(8,616)	(84,988)	76,372
Lanier Clothes	12,389	(8,283)	20,672
Oxford Apparel	19,372	11,627	7,745
Corporate and Other	(19,506)	(16,199)	(3,307)

Total operating income (loss)	$41,154	$(271,291)	$312,445

Impairment of goodwill, intangible assets and investment in an unconsolidated entity included in total operating income (loss)	$—	$314,813
LIFO accounting charges included in total operating income (loss)	$4,943	$473
Other restructuring and unusual charges included in total operating income (loss)	$2,556	$11,047

        Operating results, on a consolidated basis, improved from an operating loss of $271.3 million in fiscal 2008 to operating income of $41.2 million in fiscal 2009. The increase was primarily due to (1) the impairment charges in fiscal 2008, (2) the larger amount of restructuring charges in fiscal 2008 and (3) the reduction in SG&A in fiscal 2009. These items were partially offset by (1) the sales decline, as discussed above, which resulted in lower gross profit, (2) the greater LIFO accounting charges in fiscal 2009 and (3) the decrease in royalties and other operating income. Changes in operating income by operating group are discussed below.

Tommy Bahama:

	Fiscal 2009	Fiscal 2008	$ Change	% Change
Net sales	$363,084	$421,687	$(58,603)	(13.9)%
Operating income (loss)	37,515	(173,448)	210,963	NM
Operating income (loss) % of net sales	10.3%	(41.1)%
Impairment of goodwill and intangible assets included in operating income (loss)	$—	$221,559
Restructuring charges included in operating income(loss)	$534	$952

        The improved operating results for Tommy Bahama were primarily due to the impairment charges in fiscal 2008. The fiscal 2009 operating results of Tommy Bahama were impacted by (1) decreased SG&A including decreased employment, advertising, store pre-opening and other variable operating costs and (2) higher gross margins as retail sales, which generate higher gross margins, represented a greater proportion of total Tommy Bahama sales. These positive factors were partially offset by (1) decreased gross profit, despite the higher gross margins, due to the decreased net sales and (2) decreased royalty income primarily due to the termination of the license agreement for footwear. Fiscal 2009 included approximately $0.5 million of restructuring charges related to a leasehold improvement charge with respect to a New York office lease while fiscal 2008 included restructuring charges of $1.0 million consisting of severance costs and fixed asset impairment charges.

Ben Sherman:

	Fiscal 2009	Fiscal 2008	$ Change	% Change
Net sales	$102,309	$133,522	$(31,213)	(23.4)%
Operating income (loss)	(8,616)	(84,988)	76,372	NM
Operating income (loss) % of net sales	(8.4)%	(63.7)%
Impairment of goodwill and intangible assets included in operating income (loss)	$—	$83,766
Restructuring charges included in operating income (loss)	$2,022	$535

        The improved operating results for Ben Sherman were primarily due to the impairment charges in fiscal 2008. The operating results for fiscal 2009 were negatively impacted by (1) lower net sales, (2) the unfavorable impact on gross margins related to inventory purchases denominated in United States dollars but sold in other currencies, (3) lower royalty income and (4) $2.0 million of restructuring charges, which were primarily related to the exit from the Ben Sherman women's, footwear and kids' operations as well as other streamlining initiatives. These items were partially offset by headcount and other overhead reductions, which resulted in lower SG&A in fiscal 2009. Fiscal 2008 included restructuring charges of $0.5 million consisting of severance payments.

Lanier Clothes:

	Fiscal 2009	Fiscal 2008	$ Change	% Change
Net sales	$114,542	$135,581	$(21,039)	(15.5)%
Operating income (loss)	12,389	(8,283)	20,672	NM
Operating income (loss) % of net sales	10.8%	(6.1)%
Impairment of intangible assets included in operating income (loss)	$—	$2,207
Restructuring charges included in operating income (loss)	$—	$7,908

        The improved operating results for Lanier Clothes was primarily due to (1) increased gross profit as improved gross margins more than offset the impact of the decreased net sales, (2) reductions in SG&A due to reductions in headcount and other overhead costs and (3) fiscal 2008 including impairment charges of $2.2 million and restructuring charges of $7.9 million, which were primarily related to our exit from the Nautica and Oscar de la Renta licensed businesses, the restructuring of our Arnold Brant business and certain other unusual items.

Oxford Apparel:

	Fiscal 2009	Fiscal 2008	$ Change	% Change
Net sales	$221,114	$257,125	$(36,011)	(14.0)%
Operating income	19,372	11,627	7,745	66.6%
Operating income % of net sales	8.8%	4.5%
Impairment of goodwill, intangible assets and an unconsolidated entity included in operating income	$—	$7,281
Restructuring charges and other unusual items included in operating income	$—	$433

        The increase in operating income for Oxford Apparel was primarily due to the impairment charges in fiscal 2008 as well as a net charge of $0.4 million related to restructuring charges and other unusual items incurred in fiscal 2008. The $0.4 million of restructuring charges and other unusual items in fiscal 2008 reflect the net impact of fixed asset impairment charges and certain costs associated with exiting the Solitude business partially offset by the resolution of a contingent liability and other unusual items. Fiscal 2009 results were impacted by decreased SG&A, including reductions in headcount and other overhead costs, which were offset by decreased gross profit resulting from the decreased net sales.

Corporate and Other:

	Fiscal 2009	Fiscal 2008	$ Change
Operating income (loss)	$(19,506)	$(16,199)	$(3,307)
LIFO accounting charges included in operating income (loss)	$4,943	$473
Restructuring charges included in operating income (loss)	$—	$1,219

        The decrease in operating results for Corporate and Other is primarily due to (1) the $4.9 million LIFO accounting charge in fiscal 2009 compared to a LIFO accounting charge of $0.5 million in fiscal 2008 and (2) $1.2 million of restructuring charges consisting of severance and charges associated with certain leased office space incurred in fiscal 2008.

Gain on repurchase of 8 7/8% Senior Unsecured Notes

	Fiscal 2009	Fiscal 2008	$ Change
Gain on repurchase of 8 7/8% Senior Unsecured Notes	$—	$7,767	$(7,767)

        Fiscal 2008 included a $7.8 million gain on our repurchase of $33.2 million of face amount of our Senior Unsecured Notes for $25.0 million.

Interest expense, net

	Fiscal 2009	Fiscal 2008	$ Change	% Change
Interest expense, net	$21,361	$23,702	$(2,341)	(9.9)%
Write-off of deferred financing costs included in interest expense	$1,759	$900

        The decrease in interest expense, net was primarily due to lower debt levels and various changes in our debt facilities including (1) the amendment and restatement of our U.S. Revolving Credit Agreement in August 2008 which provided more favorable borrowing terms than our previous U.S. revolving credit agreement provided for prior to August 2008, (2) our repurchase of $33.2 million of our 8 7/8% Senior Unsecured Notes at a discount in fiscal 2008, (3) the issuance of $150.0 million aggregate principal amount of 11 3/8% Senior Secured Notes in fiscal 2009, (4) the satisfaction and discharge of $166.8 million aggregate principal amount of our 8 7/8% Senior Unsecured Notes in fiscal 2009, which was funded by the proceeds from the issuance of the 11 3/8% Senior Secured Notes and borrowings under our U.S. Revolving Credit Agreement and (5) varying levels of debt outstanding under our U.S. Revolving Credit Agreement between the two periods as a result of positive cash flows in fiscal 2009. The impact of these changes was partially offset by the net impact of the $1.8 million and $0.9 million of charges related to the write-off of unamortized deferred financing costs as a result of certain changes to our financing arrangements in each period in fiscal 2009 and fiscal 2008, respectively.

Income Taxes

	Fiscal 2009	Fiscal 2008	$ Change
Income taxes	$5,169	$(15,769)	$20,938
Effective tax rate	26.1%	5.5%

        Income taxes for fiscal 2009 benefited from the impact of (1) changes in permanent book/tax differences related to our foreign operations, (2) the impact of certain tax credits which do not fluctuate with our earnings and (3) certain other discrete items. Income taxes for fiscal 2008 reflect the non-deductibility of a significant portion of the goodwill impairment charges recognized in fiscal 2008.

Net earnings (loss)

	Fiscal 2009	Fiscal 2008	$ Change
Net earnings (loss)	$14,624	$(271,457)	$286,081
Diluted net earnings (loss) per common share	$0.90	$(17.00)	$17.90
Weighted average common shares outstanding—diluted	16,304	15,968

        The improvement in net earnings was primarily due to (1) the fiscal 2008 impairment charges and (2) lower SG&A in fiscal 2009. These improvements were partially offset by the impact of (1) lower net sales in fiscal 2009, (2) lower royalty income in fiscal 2009 and (3) the gain on repurchase of 8 7/8% Senior Unsecured Notes in fiscal 2008, each as discussed above.

FISCAL 2008 COMPARED TO TWELVE MONTHS ENDED FEBRUARY 2, 2008

        The following table sets forth the specified line items in our consolidated statements of operations both in dollars (in thousands) and as a percentage of net sales. The table also sets forth the dollar change and the percentage change of the data as compared to the same period of the prior year. We have calculated all percentages based on actual data, but percentage columns may not add due to rounding. Individual line items of our consolidated statements of operations may not be directly comparable to those of our competitors, as classification of certain expenses may vary by company.

	Fiscal 2008		Twelve months ended February 2, 2008		$ Change	% Change
	(Unaudited)
Net sales	$947,516	100.0%	$1,085,261	100.0%	$(137,745)	(12.7)%
Cost of goods sold	560,314	59.1%	646,598	59.6%	(86,284)	(13.3)%

Gross profit	387,202	40.9%	438,663	40.4%	(51,461)	(11.7)%
SG&A	358,071	37.8%	366,511	33.8%	(8,440)	(2.3)%
Amortization of intangible assets	2,903	0.3%	5,434	0.5%	(2,531)	(46.6)%
Impairment of goodwill, intangible assets and an investment in an unconsolidated entity	314,813	33.2%	—	—	314,813	NM
Royalties and other operating income	17,294	1.8%	19,759	1.8%	(2,465)	(12.5)%

Operating income (loss)	(271,291)	(28.6)%	86,477	8.0%	(357,768)	NM
Gain on repurchase of 8 7/8% Senior Unsecured Notes	7,767	0.8%	—	—	7,767	NM
Interest expense, net	23,702	2.5%	22,351	2.1%	1,351	6.0%

Earnings (loss) before income taxes	(287,226)	(30.3)%	64,126	5.9%	(351,352)	NM
Income taxes	(15,769)	(1.7)%	18,218	1.7%	(33,987)	NM

Net earnings (loss)	$(271,457)	(28.6)%	$45,908	4.2%	$(317,365)	NM

        The discussion below compares our operating results for the twelve months of fiscal 2008 to the twelve months ended February 2, 2008. Each percentage change provided below reflects the change between these periods unless indicated otherwise.

Net sales

	Fiscal 2008	Twelve months ended February 2, 2008	$ Change	% Change
		(Unaudited)
Tommy Bahama	$421,687	$462,895	$(41,208)	(8.9)%
Ben Sherman	133,522	158,927	(25,405)	(16.0)%
Lanier Clothes	135,581	160,705	(25,124)	(15.6)%
Oxford Apparel	257,125	300,747	(43,622)	(14.5)%
Corporate and Other	(399)	1,987	(2,386)	NM

Total net sales	$947,516	$1,085,261	$(137,745)	(12.7)%

        Net sales decreased $137.7 million, or 12.7%, in fiscal 2008 compared to the twelve months ended February 2, 2008 primarily as a result of the changes discussed below.

        Tommy Bahama's net sales decreased $41.2 million, or 8.9%. The decrease was primarily due to a reduction in net sales at wholesale and in our existing owned retail stores resulting from the difficult retail environment. This decrease in wholesale sales and existing store retail sales was partially offset by increased retail sales at our retail stores opened after February 3, 2007, which was the first day of the twelve months ended February 2, 2008, and sales on Tommy Bahama's e-commerce website which commenced in October 2007. Unit sales decreased 13.6% due to the difficult retail environment. The average selling price per unit increased by 4.3%, as sales at our retail stores and our e-commerce sales, both of which have higher sales prices than wholesale sales, represented a greater proportion of total Tommy Bahama sales.

        Ben Sherman's net sales decreased $25.4 million, or 16.0%. The decrease in net sales was primarily due to lower sales in our United Kingdom and United States wholesale businesses. The lower sales in the United Kingdom were primarily due to (1) the impact of the 10% reduction in the average exchange rate value of the British pound versus the United States dollar in fiscal 2008 compared to the twelve months ended February 2, 2008, (2) our exit from certain lower tier customer accounts in both apparel and footwear in late 2007 and early 2008 as part of our efforts to reposition the brand in the United Kingdom and (3) the impact of the challenging economic environment. The decrease in our United States wholesale business was partially due to reduced off-price sales in fiscal 2008 and our exit from the Evisu apparel business during calendar year 2007. These declines in our United Kingdom and United States wholesale businesses were partially offset by increased sales at our own retail stores and increased sales in markets outside of the United Kingdom and United States. During fiscal 2008, unit sales for Ben Sherman declined by 10.7% due primarily to the decline in the United Kingdom and United States wholesale businesses. The average selling price per unit decreased 5.9%, resulting primarily from the impact of the weaker British pound which was partially offset by a larger percentage of total Ben Sherman sales being sales at our owned retail stores.

        Lanier Clothes' net sales decreased $25.1 million, or 15.6%. The decrease was primarily due to (1) the weak demand in the tailored clothing market, (2) the general economic conditions, (3) the winding down of the Oscar de la Renta and Nautica licensed businesses and (4) the restructuring of the Arnold Brant business in fiscal 2008. These factors resulted in a decrease in unit sales of 11.9% and a decrease in the average selling price per unit of 4.2% during fiscal 2008.

        Oxford Apparel's net sales decreased $43.6 million, or 14.5%. The decrease in net sales was generally anticipated in connection with our strategy to focus on key product categories and exit underperforming lines of business, but was also impacted by the difficult economic conditions. Unit sales decreased by 13.6% as a result of our exit from certain lines of business and economic conditions, and the average selling price per unit decreased by 1.0% due to changes in product mix.

        Gross profit decreased $51.5 million, or 11.7%, in fiscal 2008. The decrease was primarily due to lower sales in each operating group, as described above. Gross margins increased to 40.9% of net sales during fiscal 2008 from 40.4% in the twelve months ended February 2, 2008. The increase in gross margin percentage was primarily due to sales through our direct to consumer businesses being a larger portion of the total sales mix. Our gross profit may not be directly comparable to those of our competitors, as statement of operations classifications of certain expenses may vary by company.

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

        Impairment of goodwill, intangible assets and investments in an unconsolidated entity, was $314.8 million in fiscal 2008 with no such impairment charges in the twelve months ended February 2, 2008. The non-cash impairment charges in fiscal 2008 included (1) goodwill impairment charges in Tommy Bahama, Ben Sherman and Oxford Apparel of $204.5 million, $37.7 million and $1.8 million, respectively, (2) trademark and other intangible asset impairment charges in Tommy Bahama, Ben Sherman, Lanier Clothes and Oxford Apparel of $17.1 million, $46.1 million, $2.2 million and $1.1 million, respectively, and (3) an impairment charge related to an Oxford Apparel investment in an unconsolidated entity of $4.4 million.

        Royalties and other operating income decreased $2.5 million, or 12.5%, in fiscal 2008. The decrease was primarily due to the twelve months ended February 2, 2008 including a $2.0 million gain related to the sale of our Monroe, Georgia facility by Oxford Apparel and the impact of foreign currency exchange rates related to Ben Sherman's royalty income. The decrease was partially offset by the sale of a trademark in fiscal 2008.

Operating Income (Loss)

	Fiscal 2008	Twelve months ended February 2, 2008	$ Change
		(Unaudited)
Tommy Bahama	$(173,448)	$75,834	$(249,282)
Ben Sherman	(84,988)	8,495	(93,483)
Lanier Clothes	(8,283)	(130)	(8,153)
Oxford Apparel	11,627	20,614	(8,987)
Corporate and Other	(16,199)	(18,336)	2,137

Total operating income (loss)	$(271,291)	$86,477	$(357,768)

        Operating income (loss) decreased from an operating income of $86.5 million in the twelve months ended February 2, 2008 to an operating loss of $271.3 million in fiscal 2008. The $357.8 million decrease in operating results in fiscal 2008 was primarily due to $314.8 million of goodwill, intangible asset and an unconsolidated entity impairment charges discussed above as well as the changes for each operating group discussed below.

        Tommy Bahama's operating results decreased $249.3 million. The decrease was primarily due to the $221.6 million impairment charge related to goodwill and intangible assets, a $0.4 million charge for impairment of property, plant and equipment and $0.5 million of restructuring charges in fiscal 2008. Excluding the impact of these items, the decrease for Tommy Bahama was primarily due to reduced sales as a result of the difficult economic conditions, as discussed above, and higher SG&A due to the operation of additional retail stores.

        Ben Sherman's operating results decreased $93.5 million. The decrease was primarily due to the $83.8 million of impairment charges related to goodwill and intangible assets and $0.5 million of restructuring charges recognized in fiscal 2008. Excluding the impact of these items the decrease for Ben Sherman was primarily due to lower sales in our United Kingdom and United States wholesale businesses, as discussed above, partially offset by reduced SG&A.

        Lanier Clothes' operating results declined $8.2 million. The increase in operating loss was primarily due to restructuring charges of approximately $7.4 million, non-cash impairment charges of $2.4 million, and other unusual items resulting in a charge of $0.3 million in fiscal 2008. The restructuring charges are primarily associated with our decision to exit from the Nautica and Oscar de la Renta licensed businesses and the restructuring of our Arnold Brant business. The restructuring charges include (1) costs associated with disposal of inventory, (2) license termination fees, (3) severance costs and (4) charges associated with vacating certain office space. The impairment charge relates to the $2.2 million write-off of the Arnold Brant trademark as a result of the restructuring of that business and certain impairment charges totaling $0.2 million associated with property, plant and equipment. Excluding these items, the improved operating results were primarily due to the reduced overhead costs subsequent to the restructuring of certain of the Lanier Clothes' businesses.

        Oxford Apparel's operating income decreased $9.0 million. The decrease was primarily attributable to (1) the fiscal 2008 impairment charge of $7.3 million in aggregate related to the Solitude trademark, the goodwill related to our Ely & Walker business and an investment in an unconsolidated entity, (2) fixed asset impairment charges of $0.9 million, (3) certain costs associated with exiting the Solitude business, (4) certain other restructuring charges totaling $0.8 million and (5) a $2.0 million gain recognized in the twelve months ended February 2, 2008 related to the sale of our Monroe, Georgia facility in April 2007. These items were partially offset by (1) a significant reduction in overhead costs in fiscal 2008 subsequent to the restructuring of certain of the Oxford Apparel businesses, (2) the resolution of a contingent liability and other unusual items resulting in a gain of $1.2 million in the second quarter of fiscal 2008 and (3) charges totaling $1.2 million associated with the sale of Oxford Apparel's last owned manufacturing facility recognized in the twelve months ended February 2, 2008. Excluding these items, despite lower levels of sales as discussed above, fiscal 2008 operating income was comparable to operating income for the twelve months ended February 2, 2008 primarily as a result of efforts to reduce overhead costs.

        The Corporate and Other operating results improved $2.1 million. The decrease in the operating loss was primarily due to reduced employment costs partially offset by $1.2 million of restructuring charges consisting of severance and charges associated with certain leased office space. The twelve months ended February 2, 2008 included severance related restructuring charges of $2.0 million.

        Gain on repurchase of 8 7/8% Senior Unsecured Notes was $7.8 million in fiscal 2008. This gain resulted from our repurchase of $33.2 million of face amount of our 8 7/8% Senior Unsecured Notes for $25.0 million. There were no repurchases of our 8 7/8% Senior Unsecured Notes in the twelve months ended February 2, 2008.

        Interest expense, net increased $1.4 million, or 6.0%, in fiscal 2008. The increase in interest expense was primarily due to (1) the write off of $0.9 million of unamortized financing costs as a result of entering into our U.S. Revolving Credit Agreement in August 2008, which amended and restated our U.S. revolving credit facility and (2) a higher average debt outstanding during fiscal 2008. The higher average debt outstanding from our revolving credit facilities was primarily a result of our borrowings to fund a $60 million accelerated share repurchase program entered into in November 2007 and our acquisition of Tommy Bahama's third-party buying agent on February 1, 2008. The additional borrowings to fund these transactions were partially offset by positive cash flow from operating activities, reductions in working capital subsequent to February 2, 2008 and the lower debt levels resulting from our repurchase of our 8 7/8% Senior Unsecured Notes in the fourth quarter of fiscal 2008. The impact on interest expense of the higher average debt outstanding and the write off of unamortized financing costs were partially offset by lower interest rates in fiscal 2008 resulting from the current economic environment and the more favorable pricing structure under our U.S. Revolving Credit Agreement.

        Income Taxes were an effective rate benefit of 6% for fiscal 2008 and effective rate expense of 28% for the twelve months ended February 2, 2008. The rates for both periods were impacted by certain items which may not be present in future periods. The rate for fiscal 2008 reflects the non-deductibility of a significant portion of the goodwill impairment charges recognized in fiscal 2008. The twelve months ended February 2, 2008 benefitted from the reversal of a deferred tax liability associated with a change in our assertion regarding our initial investment in a United Kingdom based subsidiary which is now considered permanently reinvested and a change in the enacted tax rate in the United Kingdom.

        Diluted net earnings (loss) per common share decreased to a loss of $17.00 in fiscal 2008 from income of $2.61 in the twelve months ended February 2, 2008. This change was primarily due to (1) the goodwill, intangible asset and investment in an unconsolidated entity impairment charges in fiscal 2008, (2) the restructuring charges taken in fiscal 2008, (3) the sales declines resulting from economic conditions, each as discussed above, and (4) the reduction in the weighted average shares outstanding during the period as a result of our receipt of approximately 1.9 million and 0.6 million shares of our common stock in November 2007 and May 2008, respectively, in connection with our accelerated share repurchase program.

EIGHT-MONTH TRANSITION PERIOD ENDED FEBRUARY 2, 2008, COMPARED TO EIGHT MONTHS ENDED FEBRUARY 2, 2007

        The following table sets forth the specified line items in our consolidated statements of operations both in dollars (in thousands) and as a percentage of net sales. The table also sets forth the dollar change and the percentage change of the data as compared to the same period of the prior year. We have calculated all percentages based on actual data, but percentage columns may not add due to rounding. Individual line items of our consolidated statements of operations may not be directly comparable to those of our competitors, as classification of certain expenses may vary by company.

	Eight months ended February 2, 2008		Eight months ended February 2, 2007		$ Change	% Change
			(Unaudited)
Net sales	$695,798	100.0%	$739,489	100.0%	$(43,691)	(5.9)%
Cost of goods sold	418,459	60.1%	453,965	61.4%	(35,506)	(7.8)%

Gross profit	277,339	39.9%	285,524	38.6%	(8,185)	(2.9)%
SG&A	244,033	35.1%	234,951	31.8%	9,082	3.9%
Amortization of intangible assets	3,184	0.5%	4,198	0.6%	(1,014)	(24.2)%
Royalties and other operating income	12,451	1.8%	9,637	1.3%	2,814	29.2%

Operating income (loss)	42,573	6.1%	56,012	7.6%	(13,439)	(24.0)%
Interest expense, net	15,302	2.2%	15,169	2.1%	133	0.9%

Earnings before income taxes	27,271	3.9%	40,843	5.5%	(13,572)	(33.2)%
Income taxes	7,094	1.0%	14,825	2.0%	(7,731)	(52.1)%

Net earnings from continuing operations	20,177	2.9%	26,018	3.5%	(5,841)	(22.4)%
Loss from discontinued operations, net of taxes	—	—	(183)	—	183	(100.0)%

Net Earnings	$20,177	2.9%	$25,835	3.5%	$(5,658)	(21.9)%

        The discussion below compares our results of operations for the eight-month transition period ended February 2, 2008 to the eight months ended February 2, 2007. Each percentage change provided below reflects the change between these periods unless indicated otherwise.

Net sales

	Eight months ended February 2, 2008	Eight months ended February 2, 2007	$ Change	% Change
		(Unaudited)
Tommy Bahama	$284,611	$286,837	$(2,226)	(0.8)%
Ben Sherman	101,578	99,469	2,109	2.1%
Lanier Clothes	107,457	111,910	(4,453)	(4.0)%
Oxford Apparel	201,301	239,862	(38,561)	(16.1)%
Corporate and Other	851	1,411	(560)	(39.7)%

Total net sales	$695,798	$739,489	$(43,691)	(5.9)%

        Net sales decreased $43.7 million, or 5.9%, in the eight-month transition period ended February 2, 2008 as a result of the changes discussed below.

        Tommy Bahama reported a decrease in net sales of $2.2 million, or 0.8%. The decrease was primarily due to a decrease in unit sales of 7.9% resulting from the difficult retail environment in the eight-month transition period ended February 2, 2008 at our own retail stores and our wholesale customers' stores, particularly in Florida, California, Nevada and Arizona.

        These factors were partially offset by an increase in retail sales due to an increase in the total number of Tommy Bahama retail stores subsequent to June 3, 2006, which was the first day of the eight months ended February 2, 2007, the launch of the Tommy Bahama e-commerce website in October 2007 and an increase in the average selling price per unit of 6.5%. The increase in the average selling price per unit was primarily due to our sales of Tommy Bahama products at our retail stores representing a larger portion, and wholesale sales representing a smaller portion, of total Tommy Bahama sales in the eight-month transition period ended February 2, 2008 as well as an increase in the average selling price per unit at wholesale.

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

        Gross profit decreased 2.9% in the eight-month transition period ended February 2, 2008. The decrease was due to lower sales, as described above, partially offset by higher gross margins. Gross margins increased to 39.9% of net sales during the eight-month transition period ended February 2, 2008 from 38.6% during the eight months ended February 2, 2007. The increase was primarily due to the increased proportion of Tommy Bahama and Ben Sherman sales, which have higher gross margins than our other businesses. Our gross profit may not be directly comparable to those of our competitors, as income statement classifications of certain expenses may vary by company.

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

Operating Income

	Eight months ended February 2, 2008	Eight months ended February 2, 2007	$ Change	% Change
		(Unaudited)
Tommy Bahama	$38,041	$43,740	$(5,699)	(13.0)%
Ben Sherman	4,147	4,026	121	3.0%
Lanier Clothes	315	4,683	(4,368)	(93.3)%
Oxford Apparel	12,001	14,136	(2,135)	(15.1)%
Corporate and Other	(11,931)	(10,573)	(1,358)	(12.8)%

Total operating income	$42,573	$56,012	$(13,439)	(24.0)%

        Operating income decreased 24.0% in the eight-month transition period ended February 2, 2008 due to the changes discussed below.

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

        Ben Sherman reported a $0.1 million, or 3.0%, increase in operating income in the eight-month transition period ended February 2, 2008. The net increase was primarily due to Ben Sherman's increased retail sales, increased sales in our international markets outside of the United Kingdom and United States, and higher royalty income, partially offset by a decline in sales in our Ben Sherman wholesale business.

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

        The Corporate and Other operating loss increased 12.8% in the eight-month transition period ended February 2, 2008. The increase in the operating loss was primarily due to the discontinuation of the fees we had been receiving for providing corporate administrative services to the purchaser of the assets of our former Womenswear Group pursuant to a transition services agreement and the closure of our internal trucking operation during the eight-month transition period ended February 2, 2008. This was partially offset by lower incentive compensation expense due to lower earnings in the current period.

        Interest expense, net increased 0.9% in the eight-month transition period ended February 2, 2008. The increase in interest expense was primarily due to a higher average debt outstanding, resulting from borrowings used to fund our accelerated share repurchase program, discussed above, partially offset by lower interest rates.

        Income taxes were at an effective tax rate of 26.0% for the eight-month transition period ended February 2, 2008, as compared to 36.3% for the eight months ended February 2, 2007. The decrease in the effective rate reflects (1) the impact on our deferred tax balances as a result of a change in the enacted tax rate in the United Kingdom, (2) the change, during the fourth quarter of fiscal 2007, in our assertion regarding our initial investment in a foreign subsidiary, which is now considered permanently reinvested and (3) the impact of the short fiscal year (due to the change in our fiscal year) on our estimated taxable income.

        Diluted earnings from continuing operations per common share decreased from $1.47 to $1.16, due to the changes in the operating results discussed above, partially offset by the reduction in the weighted average shares outstanding during the period as a result of our repurchase of approximately 1.9 million shares in November 2007, pursuant to our accelerated share repurchase program.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

        Our primary source of revenue and cash flow is our operating activities in the United States and, to a lesser extent, the United Kingdom. When cash inflows are less than cash outflows, we also have access to amounts under our U.S. Revolving Credit Agreement and U.K. Revolving Credit Agreement, subject to their terms, each of which is described below. We may seek to finance future capital investment programs through various methods, including, but not limited to, cash flow from operations, borrowings under our current or additional credit facilities and sales of debt or equity securities.

        Our liquidity requirements arise from the funding of our working capital needs, which include inventory and accounts receivable, other operating expenses, funding of capital expenditures, payment of quarterly dividends, periodic interest payments related to our financing arrangements and repayment of our indebtedness. Our product purchases are often facilitated by trade letters of credit which are drawn against our lines of credit at the time of shipment of the products and reduce the amounts available under our lines of credit and borrowing capacity under our credit facilities when issued.

Key Liquidity Measures

($ in thousands)	January 30, 2010	January 31, 2009
Current assets	$184,303	$222,477
Current liabilities	95,862	106,833

Working capital	$88,441	$115,644

Working capital ratio	1.92	2.08
Debt to total capital ratio	58%	70%

        Our working capital ratio is calculated by dividing total current assets by total current liabilities. The decrease was primarily due to reductions in our inventory and accounts receivable levels, which were greater than the reductions in current liabilities. For the ratio of debt to total capital, debt is defined as short-term and long-term debt, and total capital is defined as debt plus shareholders' equity. The change in the debt to total capital ratio from January 31, 2009 to January 30, 2010 is primarily a result of the significant reduction in debt during fiscal 2009 as well as the fiscal 2009 net earnings which increased shareholders' equity. Our debt levels and ratio of debt to total capital in future periods may not be comparable to historical amounts as we continue to assess and may periodically make changes to our capital structure. Changes in our capital structure, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.

Balance Sheet

        The following tables set forth certain information included in our consolidated balance sheets (in thousands). Below each table are explanations for any significant changes in the balances from January 31, 2009 to January 30, 2010.

Current Assets:

	January 30, 2010	January 31, 2009	$ Change	% Change
Cash and cash equivalents	$8,288	$3,290	$4,998	151.9%
Receivables, net	74,398	78,567	(4,169)	(5.3)%
Inventories, net	77,029	119,616	(42,587)	(35.6)%
Prepaid expenses	10,713	10,845	(132)	(1.2)%
Deferred tax assets	13,875	10,159	3,716	36.6%

Total current assets	$184,303	$222,477	$(38,174)	(17.2)%

        Cash and cash equivalents increased at January 30, 2010 primarily due to us having no amounts outstanding on our revolving credit agreements, whereas, we had amounts outstanding on our revolving credit agreement at January 31, 2009. The decrease in receivables was primarily due to lower wholesale sales in the last two months of fiscal 2009 compared to the last two months of fiscal 2008. Inventory levels for each operating group have decreased as we have focused on mitigating inventory markdown risk and promotional pressure and have exited certain lines of business in certain operating groups. The increase in deferred tax assets related to inventory balances.

Non-current Assets:

	January 30, 2010	January 31, 2009	$ Change	% Change
Property, plant and equipment, net	$79,540	$89,026	$(9,486)	(10.7)%
Intangible assets, net	137,490	135,999	1,491	1.1%
Other non-current assets, net	23,841	20,180	3,661	18.1%

Total non-current assets, net	$240,871	$245,205	$(4,334)	(1.8)%

        The decrease in property, plant and equipment, net was primarily due to depreciation expense exceeding capital expenditures during fiscal 2009 as we reduced our investments in new retail stores during the challenging economic environment of fiscal 2008 and fiscal 2009. The increase in intangible assets, net was primarily due to the impact of changes in exchange rates at January 31, 2009 compared to January 30, 2010. The increase in other non-current assets, net was primarily due the payment of certain deferred financing costs associated with the offering of our 11 3/8% Senior Secured Notes in June 2009.

Liabilities:

	January 30, 2010	January 31, 2009	$ Change	% Change
Current liabilities	$95,862	$106,833	$(10,971)	(10.3)%
Long-term debt less current maturities	146,408	194,187	(47,779)	(24.6)%
Other non-current liabilities	50,066	47,244	2,822	6.0%
Non-current deferred income taxes	28,421	32,111	(3,690)	(11.5)%

Total liabilities	$320,757	$380,375	$(59,618)	(15.7)%

        The decrease in total current liabilities was primarily due to reductions in accruals related to inventory, employment and other overhead costs, and interest payable as well as a reduction in current maturities of long-term debt. The decreases in each of these items reflect our efforts to reduce our working capital and overhead structure costs. The decrease in long-term debt and current maturities of long-term debt is primarily due to cash flow from operating activities resulting from fiscal 2009 earnings and lower working capital positions during fiscal 2009, which exceeded cash requirements for investing and financing activities during fiscal 2009. The increase in other non-current liabilities was primarily due to the increase in deferred compensation liabilities. The change in non-current deferred income taxes primarily resulted from (1) changes in book/tax differences for depreciation and deferred compensation, (2) changes in tax accrued on undistributed foreign earnings and (3) the indirect federal benefit of certain reserves for uncertain tax positions and adjustments to reflect changes in the effective tax rate at which certain deferred items are expected to be realized, which are partially offset by changes in foreign currency rates.

Statement of Cash Flows

        The following table sets forth the major line items of our consolidated statements of cash flows (in thousands):

	Fiscal 2009	Fiscal 2008	$ Change
Net cash provided by operating activities	$81,569	$90,363	$(8,794)
Net cash used in investing activities	(11,312)	(21,239)	9,927
Net cash used in financing activities	(65,026)	(79,702)	14,676

Net change in cash and cash equivalents	$5,231	$(10,578)	$15,809
Effect of foreign currency translation on cash and cash equivalents	(233)	(1,044)	811
Cash and cash equivalents at the beginning of the year	3,290	14,912	(11,622)

Cash and cash equivalents at the end of the year	$8,288	$3,290	$4,998

Operating Activities:

        The operating cash flows for fiscal 2009 and fiscal 2008 were primarily the result of earnings for the relevant period, adjusted for non-cash activities such as depreciation, amortization and stock compensation expense as well as changes in our working capital accounts. In both fiscal 2009 and fiscal

2008, the significant changes in working capital were decreases in inventories and accounts receivable, which increased cash flow from operations, and a decrease in current liabilities, which decreased cash flow from operations. These changes reflect our emphasis in fiscal 2009 and fiscal 2008 on reducing our working capital investment.

Investing Activities:

        During fiscal 2009 and fiscal 2008, investing activities used $11.3 million and $21.2 million, respectively, of cash. In both years, these investing activities primarily consisted of capital expenditures related to new retail stores and costs associated with our ongoing implementation of a new integrated financial system.

Financing Activities:

        During fiscal 2009, financing activities used $65.0 million of cash, which was primarily used for the $54.1 million reduction in debt. Cash flow from operations, periodic borrowings under our U.S. Revolving Credit Agreement and the proceeds from the issuance of $150.0 million aggregate principal amount of 11 3/8% Senior Secured Notes were used to repurchase $166.8 million aggregate principal amount of our 8 7/8% Senior Unsecured Notes, to pay $5.9 million of dividends and to pay $5.0 million of financing costs associated with our 11 3/8% Senior Secured Notes issued in June 2009.

        During fiscal 2008, financing activities used $79.7 million of cash, which was primarily used for the $63.7 million reduction in debt. Cash flow from operations was used to repay amounts outstanding under our credit facilities during fiscal 2008. Additionally, $14.4 million of dividends were paid during fiscal 2008. These dividend payments include payments for the quarter ended February 2, 2008 and each of the four quarters of fiscal 2008.

FISCAL 2008 COMPARED TO TWELVE MONTHS ENDED FEBRUARY 2, 2008

        Cash and cash equivalents on hand was $3.3 million and $14.9 million at January 31, 2009 and February 2, 2008, respectively. The decrease in cash was primarily due to the cash flow activities discussed below.

Operating Activities

        During fiscal 2008 and the twelve months ended February 2, 2008, our operations generated $90.4 million and $67.0 million of cash, respectively. The operating cash flows were primarily the result of earnings for the period, adjusted for non-cash activities such as depreciation, amortization, impairment charges and stock compensation expense and changes in our working capital accounts. During fiscal 2008, the significant changes in working capital were decreases in accounts receivable, inventory and non-current assets, which were partially offset by a decrease in accounts payable, as discussed below. During the twelve months ended February 2, 2008, the significant changes in working capital included a decrease in inventory and an increase in non-current liabilities, which were offset by a decrease in accounts payable, each as discussed below.

        Our working capital ratio, which is calculated by dividing total current assets by total current liabilities, was 2.08:1 and 1.90:1 at January 31, 2009 and February 2, 2008, respectively. The change from February 2, 2008 was primarily due to the reductions in current liabilities, including current debt, which were partially offset by reductions in accounts receivable and inventory at January 31, 2009.

        Receivables were $78.6 million and $105.6 million at January 31, 2009 and February 2, 2008, respectively, representing a decrease of 26% which was primarily due to lower wholesale sales in the last two months of fiscal 2008 compared to the months of December 2007 and January 2008.

        Inventories were $119.6 million and $158.7 million at January 31, 2009 and February 2, 2008, respectively, representing a decrease of 25%. Inventory levels in all operating groups decreased during fiscal 2008 as we focused on mitigating inventory markdown risk and promotional pressure.

        Prepaid expenses and deferred tax assets were $21.0 million and $18.8 million at January 21, 2009 and February 2, 2008, respectively. The increase was primarily due to deferred tax assets related to inventory.

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

Investing Activities

        During fiscal 2008, investing activities used $21.2 million of cash, including $20.7 million for capital expenditures primarily related to new retail stores and costs associated with our implementation of new integrated financial systems. During the twelve months ended February 2, 2008, investing activities used $87.0 million of cash. These investing activities included (1) $33.7 million of capital expenditures primarily related to new retail stores, (2) the payment of $22.1 million for the final earn-out payment for the 2003 Tommy Bahama acquisition in August 2007 and (3) the acquisition of Tommy Bahama's buying agent for $35.0 million on February 1, 2008. These investments were partially offset by $3.0 million of proceeds from the sale of assets during the year, including $2.5 million of proceeds from the sale of our Monroe, Georgia facility in April 2007.

        Non-current assets, including property, plant and equipment, goodwill, intangible assets and other non-current assets, decreased from February 2, 2008 to January 31, 2009 primarily due to (1) the fiscal 2008 impairment and amortization of certain goodwill, intangible assets and investment in an unconsolidated entity amounts, (2) depreciation related to our property, plant and equipment, (3) changes in market values of deferred compensation investments and (4) amortization of deferred financing costs. These decreases were partially offset by capital expenditures of $20.7 million during fiscal 2008, as discussed above.

Financing Activities

        During fiscal 2008, financing activities used $79.7 million of cash. To the extent the cash flow provided by our operating activities exceeded cash flows used in investing activities and the five dividends paid during fiscal 2008 totaling $14.4 million, such excess cash flow was used to repay amounts outstanding under our U.S. Revolving Credit Agreement or the prior revolving credit agreement and repurchase certain of our 8 7/8% Senior Unsecured Notes. Additionally, during fiscal 2008, we paid $1.7 million of financing costs associated with entering into our U.S. Revolving Credit Agreement, which amended and restated our prior revolving credit agreement.

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

        Debt, including short term debt, was $199.3 million and $272.3 million as of January 31, 2009 and February 2, 2008, respectively. The decrease in debt from the prior year was primarily due to the lower borrowings under the U.S. Revolving Credit Agreement at January 31, 2009 compared to our prior revolving credit agreement at February 2, 2008 and a lower aggregate principal amount of 8 7/8% Senior Unsecured Notes outstanding at January 31, 2009. These lower debt levels were primarily a result of positive cash flow generated from operating activities, which exceeded our investment needs during the year. The prior year debt levels were higher as a result of borrowings related to the funding of our $60 million accelerated share repurchase program in November 2007 and the purchase of Tommy Bahama's buying agent for $35.0 million on February 1, 2008.

EIGHT-MONTH TRANSITION PERIOD ENDED FEBRUARY 2, 2008, COMPARED TO EIGHT MONTHS ENDED FEBRUARY 2, 2007

        Cash and cash equivalents on hand was $14.9 million and $30.5 million at February 2, 2008 and February 2, 2007, respectively. The decrease in cash was primarily due to the cash flow activities discussed below.

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

        Our working capital ratio, which is calculated by dividing total current assets by total current liabilities, was 1.90:1 and 2.44:1 at February 2, 2008 and February 2, 2007, respectively. The change from February 2, 2007 was primarily due to the fact that we had additional borrowings outstanding under our U.S. revolving credit facility at February 2, 2008, primarily resulting from borrowings to fund our accelerated share repurchase program and the acquisition of Tommy Bahama's buying agent.

        Receivables were $105.6 million and $106.6 million at February 2, 2008 and February 2, 2007, respectively, representing a decrease of 1%. The decrease was primarily due to lower wholesale sales during the two months ended February 2, 2008 compared to the two months ended February 2, 2007.

        Inventories were $158.7 million and $165.1 million at February 2, 2008 and February 2, 2007, respectively, a decrease of 4%. Inventory for Tommy Bahama increased to support additional retail stores. Inventory levels at Ben Sherman decreased, primarily due to reductions of excess inventory in our Ben Sherman business in the United States. Inventory for Lanier Clothes decreased, as we continued to focus on moving excess inventory resulting from the sluggish tailored clothing market. Although we made significant progress in reducing our inventory levels, at February 2, 2008, we continued to have higher than optimal levels of inventory in our replenishment programs and seasonal inventories in Lanier Clothes. Inventory levels for Oxford Apparel increased compared to the prior year, primarily due to inventory increases in replenishment programs and new initiatives in our dress shirt business and other key product categories, partially offset by reductions in product categories that we have exited.

        Prepaid expenses and deferred tax assets were $18.8 million and $23.1 million at February 2, 2008 and February 2, 2007, respectively. The decrease in prepaid expenses was primarily due to the timing of payments for certain operating expenses, including advertising and insurance costs and changes in deferred tax assets.

        Current liabilities were $156.4 million and $133.6 million at February 2, 2008 and February 2, 2007, respectively. The increase in current liabilities was primarily due to the amounts outstanding under our U.S. revolving credit facility as a result of the borrowings related to our accelerated share repurchase program in November 2007 and the acquisition of Tommy Bahama's buying agent on February 1, 2008.

        Other non-current liabilities, which primarily consist of deferred rent and deferred compensation amounts, were $50.9 million and $36.3 million at February 2, 2008 and February 2, 2007, respectively. The increase was primarily due to the recognition of additional deferred rent and deferred compensation during the twelve months subsequent to February 2, 2007 and the reclassification of approximately $5.3 million to other non-current liabilities from income taxes payable and non-current deferred income taxes as a result of the adoption of new guidance related to uncertain tax positions in the first quarter of the eight-month transition period ended February 2, 2008.

        Non-current deferred income taxes were $61.0 million and $80.7 million at February 2, 2008 and February 2, 2007, respectively. The change resulted primarily from the reclassification of approximately $3.7 million from non-current deferred income taxes to other non-current liabilities as a result of the adoption of new guidance related to uncertain tax contingencies in the eight-month transition period ended February 2, 2008, the change in our assertion related to a foreign subsidiary in the fourth quarter of fiscal 2007, a distribution from a foreign subsidiary during the eight-month transition period ended February 2, 2008, the impact on our deferred tax balances as a result of a change in the enacted tax rate in the United Kingdom in the eight-month transition period ended February 2, 2008 and the impact of book to tax differences for depreciation expense.

Investing Activities

        During the eight-month transition period ended February 2, 2008, investing activities used $74.8 million in cash. We paid approximately $56.2 million related to acquisitions primarily consisting of the final Tommy Bahama earn-out payments and the acquisition of the Tommy Bahama buying agent on February 1, 2008. Additionally, we incurred approximately $21.1 million of capital expenditures, primarily related to new retail stores. We received proceeds of approximately $2.5 million primarily related to the disposal of a manufacturing facility in Honduras in October 2007.

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

        Non-current assets, including property, plant and equipment, goodwill, intangible assets and other non-current assets, increased from February 2, 2007 to February 2, 2008, primarily as a result of the fiscal 2007 and cumulative earn-out related to the Tommy Bahama acquisition, the acquisition of Tommy Bahama's buying agent and capital expenditures for our retail stores. These increases were partially offset by depreciation related to our property, plant and equipment and amortization of our intangible assets.

Financing Activities

        During the eight-month transition period ended February 2, 2008, financing activities provided $9.0 million in cash. As the cash flow used in our investing activities as discussed above, cash paid related to our $60 million accelerated share repurchase program and the $6.5 million of dividends paid exceeded cash flows provided by operating activities, we borrowed additional amounts under our previous U.S. revolving credit facility during the eight-month transition period ended February 2, 2008. We also received $2.6 million of cash from the exercise of employee stock options. The $6.5 million of dividends paid on our common stock were for the dividends declared in the first quarter and second quarter of the eight-month transition period ended February 2, 2008.

        During the eight months ended February 2, 2007, financing activities used $6.2 million in cash. We paid $8.0 million for dividends declared in the fourth quarter of fiscal 2006, first quarter of fiscal 2007 and second quarter of fiscal 2007. We also repaid approximately $1.0 million of borrowings under our previous U.S. revolving credit facility during the eight months ended February 2, 2007, as cash flow from continuing and discontinued operations exceeded our investing and financing activities. We also received $2.8 million of cash upon the exercise of stock options during the eight months ended February 2, 2007.

        Debt, including short-term debt, was $272.3 million and $199.6 million as of February 2, 2008 and February 2, 2007, respectively. The increase was primarily due to borrowings under our previous U.S. revolving credit facility to fund our $60 million accelerated share repurchase program and our acquisition of the Tommy Bahama buying agent.

  Cash Flows from Discontinued Operations

        During the eight months ended February 2, 2007, cash flows from discontinued operations resulted from the net assets related to the discontinued operations of our former Womenswear Group as of June 2, 2006 being converted to cash during the period. There were no cash flows from discontinued operations during the eight-month transition period ended February 2, 2008.

Liquidity and Capital Resources

        The table below provides a description of our significant financing arrangements and the amounts outstanding under these financing arrangements (in thousands) as of January 30, 2010:

$175 million U.S. Secured Revolving Credit Facility ("U.S. Revolving Credit Agreement"), which is limited to a borrowing base consisting of specified percentages of eligible categories of assets, accrues interest, unused line fees and letter of credit fees based upon a pricing grid which is tied to average unused availability, requires interest payments monthly with principal due at maturity (August 2013) and is secured by a first priority security interest in the accounts receivable (other than royalty payments in respect of trademark licenses), inventory, investment property (including the equity interests of certain subsidiaries), general intangibles (other than trademarks, trade names and related rights), deposit accounts, intercompany obligations, equipment, goods, documents, contracts, books and records and other personal property of Oxford Industries,  Inc. and substantially all of its domestic subsidiaries and a second priority interest in those assets in which the holders of the 11 3/8% Senior Secured Notes have a first priority interest

$—
£10 million Senior Secured Revolving Credit Facility ("U.K. Revolving Credit Agreement"), which accrues interest at the bank's base rate plus 3.5%, requires interest payments monthly with principal payable on demand and is collateralized by substantially all of the United Kingdom assets of Ben Sherman	—

11.375% Senior Secured Notes ("11 3/8% Senior Secured Notes"), which accrue interest at an annual rate of 11.375% (effective interest rate of 12%) and require interest payments semi-annually in January and July of each year, require payment of principal at maturity (July 2015), are subject to certain prepayment penalties, are secured by a first priority interest in all U.S. registered trademarks and certain related rights and certain future acquired real property owned in fee simple of Oxford Industries, Inc. and substantially all of its consolidated domestic subsidiaries and a second priority interest in those assets in which the lenders under the U.S. Revolving Credit Agreement have a first priority interest, and are guaranteed by certain of our domestic subsidiaries(1)

150,000
Unamortized discount(1)	(3,592)

Total debt	$146,408
Short-term debt and current maturities of long-term debt	—

Long-term debt, less current maturities	$146,408

(1)
In June 2009, we issued the 11 3/8% Senior Secured Notes at 97.353% of the $150 million principal amount, resulting in gross proceeds of $146.0 million. Proceeds from the 11 3/8% Senior Secured Notes and borrowings under our U.S. Revolving Credit Agreement were used to fund the satisfaction and discharge of the 8 7/8% Senior Unsecured Notes outstanding at that time.

        Our credit facilities are used to finance trade letters of credit, as well to provide funding for other operating activities, capital expenditures and acquisitions. As of January 30, 2010, approximately $21.1 million of trade letters of credit and other limitations on availability in the aggregate were outstanding against the U.S. Revolving Credit Agreement and the U.K. Revolving Credit Agreement. On January 30, 2010, we had approximately $112.7 million and $13.7 million in unused availability under the U.S. Revolving Credit Agreement and the U.K. Revolving Credit Agreement, respectively, subject to the respective limitations on borrowings set forth in the U.S. Revolving Credit Agreement, U.K. Revolving Credit Agreement and the indenture for the 11 3/8% Senior Secured Notes.

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

        Our U.S. Revolving Credit Agreement contains a financial covenant that applies if unused availability under the U.S. Revolving Credit Agreement for three consecutive days is less than the greater of (i) $26.25 million or (ii) 15% of the total revolving commitments. In such case, our fixed charge coverage ratio as defined in the U.S. Revolving Credit Agreement must not be less than 1.0 to 1.0 for the immediately preceding 12 fiscal months for which financial statements have been delivered. This financial covenant continues to apply until we have maintained unused availability under the U.S. Revolving Credit Agreement of more than the greater of (i) $26.25 million or (ii) 15% of the total revolving commitments for 30 consecutive days.

        Additionally, pursuant to the indenture governing our 11 3/8% Senior Secured Notes, our ability to incur certain indebtedness or to make certain restricted payments, as defined in the indenture, is subject to our meeting certain conditions, including in each case the condition that our fixed charge coverage ratio, as defined in the indenture, not be less than 2.0 to 1.0 for the preceding four fiscal quarters on a pro forma basis after giving effect to the proposed indebtedness or restricted payment and, in the case of a restricted payment, the condition that the aggregate total of all restricted payments not exceed a certain allowable amount calculated pursuant to a formula set forth in the indenture. Restricted payments under the indenture include, without limitation, cash dividends to shareholders, repurchases of our capital stock, and certain investments.

        We believe that the affirmative covenants, negative covenants, financial covenants and other restrictions are customary for those included in similar facilities and notes entered into at the time we entered into our agreements. As of January 30, 2010, no financial covenant testing was required pursuant to our U.S. Revolving Credit Agreement as the minimum availability threshold was met during the quarter. As of January 30, 2010, we were compliant with all covenants related to our credit facilities and 11 3/8% Senior Secured Notes.

        At any time prior to July 15, 2012, we may redeem all or a portion of the 11 3/8% Senior Secured Notes, on not less than 30 nor more than 60 days' prior notice, in amounts of $2,000 or an integral multiple of $1,000 in excess thereof, at a price equal to the greater of (i) 100% of the aggregate principal amount of the 11 3/8% Senior Secured Notes to be redeemed, together with accrued and unpaid interest, if any, to the date of redemption and (ii) as determined by an independent investment banker (as prescribed under the indenture), the sum of the present values of 105.688% of the principal amount of the 11 3/8% Senior Secured Notes being redeemed plus scheduled payments of interest (not including any portion of such payments of interest accrued as of the date of redemption) from the date of redemption to July 15, 2012 discounted to the redemption date on a semiannual basis (assuming a 360-day year consisting of twelve 30-day months) at the Adjusted Treasury Rate (as defined in the indenture) plus 50 basis points, together with accrued and unpaid interest, if any, to the date of redemption.

        On or after July 15, 2012, we may redeem all or a portion of the 11 3/8% Senior Secured Notes, on not less than 30 nor more than 60 days' prior notice, in amounts of $2,000 or an integral multiple of $1,000 in excess thereof at the following redemption prices (expressed as percentages of the principal amount), together with accrued and unpaid interest, if any, to the redemption date, if redeemed during the 12-month period beginning July 15 of the years indicated below:

2012	105.688%
2013	102.844%
2014 and thereafter	100.000%

Other Liquidity Items:

        We anticipate that we will be able to satisfy our ongoing cash requirements, which generally consist of working capital needs, capital expenditures (primarily for the opening of additional retail stores and the implementation of a new integrated financial system) and interest payments on our debt during fiscal 2010, primarily from positive cash flow from operations supplemented by borrowings under our lines of credit, if necessary. Our need for working capital is typically seasonal with the greatest requirements generally existing in the fall and spring of each year. Our capital needs will depend on many factors including our growth rate, the need to finance inventory levels and the success of our various products. At maturity of the U.S. Revolving Credit Agreement and the 11 3/8% Senior Secured Notes or if the U.K. Revolving Credit Agreement was required to be paid, we anticipate that we will be able to refinance the facilities and debt with terms available in the market at that time, which may or may not be as favorable as the terms of the current agreements.

Contractual Obligations

        The following table summarizes our contractual cash obligations, as of January 30, 2010, by future period:

	Payments Due by Period
	Less Than 1 year	1-3 Years	3-5 Years	More Than 5 Years	Total
	(In thousands)
Contractual Obligations
11 3/8% Senior Secured Notes	$—	$—	$—	$150,000	$150,000
Interest on 11 3/8% Senior Secured Notes	17,063	34,125	34,125	8,531	93,844
Operating leases(1)	33,355	60,724	50,513	48,283	192,875
Minimum royalty and advertising payments pursuant to royalty agreements	3,933	5,377	2,340	—	11,650
Letters of credit	21,077	—	—	—	21,077
Other(2)(3)(4)(5)	—	—	—	—	—

Total	$75,428	$100,226	$86,978	$206,814	$469,446

(1)
Amounts to be paid in future periods for real estate taxes, insurance, other operating expenses and contingent rent applicable to the properties pursuant to the respective operating leases have been excluded from the table above, as the amounts payable in future periods are generally not specified in the lease agreements and are dependent on factors which are not known at this time. Such amounts incurred in fiscal 2009 totaled approximately $10.5 million.

(2)
Interest amounts payable in future periods on our U.S. Revolving Credit Agreement and U.K. Revolving Credit Agreement have been excluded from the table above, as the amount that will be outstanding and interest rate during any fiscal year will be dependent upon future events which are not known at this time. As of January 30, 2010, no amounts were outstanding under our U.S. Revolving Credit Agreement or our U.K. Revolving Credit Agreement.

(3)
Amounts totaling $9.1 million of deferred compensation obligations and $0.8 million of obligations related to the postretirement benefit portions of endorsement-type split dollar life insurance policies, which are included in other non-current liabilities in our consolidated balance sheet as of January 30, 2010, have been excluded from the table above, due to the uncertainty of the timing of the payment of these obligations, which are generally at the discretion of the individual employees or upon the death of the former employee, respectively.

(4)
An environmental reserve of $4.1 million, which is included in other non-current liabilities in our consolidated balance sheet as of January 30, 2010 and discussed in Note 6 to our consolidated financial statements included in this report, has been excluded from the above table, as we were not contractually obligated to incur these costs as of January 30, 2010.

(5)
A $0.2 million provision related to uncertain tax positions included in other non-current liabilities in our consolidated balance sheet as of January 30, 2010 has been excluded from the table above, due to the uncertainty of the timing of payment of the amounts.

        Our anticipated capital expenditures for fiscal 2010, which are excluded from the table above as we are not contractually obligated to pay these amounts as of January 30, 2010, are expected to be approximately $15 million. These expenditures are expected to consist primarily of additional retail stores and costs associated with investment in certain technology initiatives, including the implementation of new integrated financial systems.

Dividend Declaration

        On March 25, 2010, our Board of Directors approved a cash dividend of $0.11 per share payable on April 30, 2010 to shareholders of record as of the close of business on April 15, 2010. Although, we have paid dividends in each quarter since we became a public company in July 1960, we may discontinue or modify dividend payments at any time if we determine that other uses of our capital, including but not limited to, payment of outstanding debt, repurchases of outstanding shares or funding of future acquisitions, may be in our best interest; if our expectations of future cash flows and future cash needs outweigh the ability to pay a dividend; or if the terms of our credit facilities, the indenture for the 11 3/8% Senior Secured Notes or other debt instruments limit our ability to pay dividends. We may borrow to fund dividends in the short-term based on our expectation of operating cash flows in future periods subject to the terms and conditions of our credit facilities, the indenture for the 11 3/8% Senior Secured Notes or other debt instruments. All cash flow from operations will not necessarily be paid out as dividends in all periods.

Off Balance Sheet Arrangements

        We have not entered into agreements which meet the SEC's definition of an off balance sheet financing arrangement, other than operating leases, and have made no financial commitments to or guarantees with respect to any unconsolidated subsidiaries or special purpose entities.

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

        In the normal course of business we offer certain discounts or allowances to our wholesale customers. Wholesale operations' sales are recorded net of such discounts and allowances, as well as advertising support not specifically relating to the reimbursement for actual advertising expenses by our customers and provisions for estimated returns. As certain allowances and other deductions are not finalized until the end of a season, program or other event which may not have occurred yet, we estimate such discounts and allowances on an ongoing basis. Significant considerations in determining our estimates for discounts, returns and allowances for wholesale customers include historical and current trends, agreements with customers, projected seasonal results, an evaluation of current economic conditions and retailer performance. Actual discounts and allowances to our wholesale customers have not differed materially from our estimates in prior periods. As of January 30, 2010, our total reserves for discounts and allowances were approximately $12.5 million and, therefore, if the allowances changed by 10% it would have a pre-tax impact of $1.3 million on net earnings (loss).

        In circumstances where we become aware of a specific customer's inability to meet its financial obligations, a specific reserve for bad debts is taken as a reduction to accounts receivable to reduce the net recognized receivable to the amount reasonably expected to be collected. For all other customers, we recognize estimated reserves for bad debts based on our historical collection experience, the financial condition of our customers, an evaluation of current economic conditions and anticipated trends, each of which is subjective and requires certain assumptions. Actual charges for uncollectible amounts have not differed materially from our estimates in prior periods. As of January 30, 2010, our allowance for doubtful accounts was approximately $1.8 million, and therefore, if the allowance for doubtful accounts changed by 10% it would have a pre-tax impact of approximately $0.2 million on net earnings (loss).

Inventories, net

        For operating group reporting, inventory is carried at the lower of the first-in, first-out (FIFO) method cost or market. We continually evaluate the composition of our inventories for identification of distressed inventory. In performing this evaluation we consider slow-turning products, prior seasons' fashion products and current levels of replenishment program products as compared to future sales estimates. For wholesale inventory, we estimate the amount of goods that we will not be able to sell in the normal course of business and write down the value of these goods as necessary. For retail inventory, we provide an allowance for shrinkage and goods expected to be sold below cost. As the amount to be ultimately realized for the goods is not necessarily known at period end, we must utilize certain assumptions considering historical experience, the age of the inventory, inventory quantity, quality and mix, historical sales trends, future sales projections, consumer and retailer preferences, market trends and general economic conditions.

        For consolidated financial reporting, approximately $64.7 million of our inventories are valued at the lower of last-in, first-out (LIFO) method cost or market after deducting the $44.4 million LIFO reserve as of January 30, 2010. Approximately $12.4 million of our inventories are valued at the lower of FIFO cost or market as of January 30, 2010. As of January 30, 2010 and January 31, 2009, approximately 84% and 87%, respectively, of our inventories are accounted for using the LIFO method. Generally, our inventories valued at the lower of LIFO cost or market relate to our domestic operations and our inventories valued at the lower of FIFO cost or market relate to our international operations. LIFO inventory accounting adjustments are not allocated to the respective operating groups as LIFO inventory pools do not correspond to our operating group definitions. LIFO reserves are based on the Producer Price Index as published by the United States Department of Labor. We write down inventories valued at the lower of LIFO cost or market when LIFO exceeds market value. For operating group reporting purposes included in Note 10 to our consolidated financial statements and in the results of operations in our Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report, the impact of LIFO accounting is included in Corporate and Other.

        As of January 30, 2010, we had recorded a reserve of approximately $1.2 million related to inventory on the lower of FIFO cost or market method. A 10% change in the amount of markdowns for inventory valued on the lower of FIFO cost or market method as of January 30, 2010 would have a pre-tax impact of approximately $0.1 million on net earnings. A change in the markdowns of our inventory valued at the lower of LIFO cost or market method would not be expected to have a material impact on our consolidated financial statements due to the existence of our significant LIFO reserve of $44.4 million as of January 30, 2010. A change in inventory levels at the end of future years compared to inventory balances as of January 30, 2010 could result in a material impact on our consolidated financial statements as such a change may erode portions of our earlier base year layers for purposes of making our annual LIFO computation.

        During fiscal 2009, for consolidated financial reporting, we changed our method of accounting for a portion of our domestic inventory from the FIFO method to the LIFO method of accounting. This change relates to the portion of our domestic wholesale and retail inventory which was previously accounted for using the FIFO method. We believe this change is preferable as the LIFO method provides uniformity and consistency across our domestic operations with respect to the method of inventory accounting. As a result of this change in method of accounting for this portion of our inventory, all domestic wholesale and retail inventory is accounted for using the LIFO method while all of our international wholesale and retail inventory continues to be accounted for using the FIFO method. The change in accounting principle had a material impact on certain periods from what was previously reported. In accordance with U.S. GAAP, all prior year and prior quarter amounts included in this annual report have been retrospectively modified to reflect the change in accounting principle. Other than the change in Corporate and Other, there is no impact on the operating results of our operating groups as the impact of LIFO accounting is not allocated to operating groups, but instead recorded in Corporate and Other as LIFO pools are not consistent with our operating groups.

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

        In addition to the annual impairment test, we use certain indicators to evaluate whether the carrying value of goodwill may not be recoverable, such as (i) negative operating cash flow or a forecast that demonstrates declines in the operating cash flow of a reporting unit or the inability of a reporting unit to improve its operations to appropriate levels, (ii) a significant adverse change in the business climate that could affect the value of an entity and (iii) whether the book value of our shareholders' equity exceeds our market capitalization. A decrease in our market capitalization resulting from a decrease in our stock price, or a negative long-term performance outlook, could cause the carrying value of our reporting units to exceed their fair values, which may result in an impairment loss. If our analysis indicates an impairment of goodwill balances, the impairment is recognized in the consolidated financial statements.

        During fiscal 2008 the price of our common stock declined significantly, particularly late in the third quarter and throughout the fourth quarter. As of January 31, 2009, the carrying value of our net assets exceeded the fair value of our net assets, measured as market capitalization of our outstanding common stock, plus a reasonable control premium, and the fair value of our outstanding debt. The analysis comparing our enterprise fair value to our book value along with consideration of the actual and projected results of our reporting units indicated that it was appropriate to write off all goodwill in Tommy Bahama, Ben Sherman and Oxford Apparel in fiscal 2008, resulting in a total goodwill impairment charge of approximately $244.0 million.

Intangible Assets, net

        Intangible assets included in our consolidated balance sheet as of January 30, 2010 totaled approximately $137.5 million, which includes approximately $4.1 million with finite lives and $133.4 million with indefinite lives. At acquisition, we estimate and record the fair value of purchased intangible assets, which primarily consist of trademarks and trade names, license agreements and customer relationships. The fair values and useful lives of these intangible assets are estimated based on management's assessment as well as independent third party appraisals in some cases. Such valuation may include a discounted cash flow analysis of anticipated revenues or cost savings resulting from the acquired intangible asset using an estimate of a risk-adjusted market-based cost of capital as the discount rate.

        Amortization of intangible assets with finite lives, which consist of license agreements, certain trademarks, customer relationships and covenants not to compete, is recognized over their estimated useful lives using a method of amortization that reflects the pattern in which the economic benefits of the intangible assets are consumed or otherwise realized. We amortize our intangible assets with finite lives for periods of up to 15 years. The determination of an appropriate useful life for amortization is based on our plans for the intangible asset as well as factors outside of our control. Intangible assets with finite lives are reviewed for impairment periodically if events or changes in circumstances indicate that the carrying amount may not be recoverable. If expected future undiscounted cash flows from operations are less than their carrying amounts, an asset is determined to be impaired and a loss is recorded for the amount by which the carrying value of the asset exceeds its fair value. Amortization related to intangible assets with finite lives totaled $1.3 million during fiscal 2009.

        Trademarks with indefinite lives are not amortized but instead evaluated for impairment annually or more frequently if events or circumstances indicate that the intangible asset might be impaired. The evaluation of the recoverability of trademarks with indefinite lives includes valuations based on a discounted cash flow analysis utilizing the relief from royalty method, among other considerations. This approach is dependent upon a number of uncertain factors including estimates of future net sales, growth rates, royalty rates for the trademarks and discount rates. Such estimates involve significant uncertainty, and if our plans or anticipated results change, the impact on our financial statements could be significant. If this analysis indicates an impairment of a trademark with an indefinite useful life, the amount of the impairment is recognized in the consolidated financial statements based on the amount that the carrying value exceeds the estimated fair value of the asset. As a result of the impact of the difficult economic conditions on the operations of Tommy Bahama and Ben Sherman as well as the use of higher discount rates than used in prior years, we recognized approximately $62.0 million of impairment charges related to assets with indefinite lives in fiscal 2008. Charges of $17.1 million and $44.9 million were recognized in Tommy Bahama and Ben Sherman, respectively. The fiscal 2008 impairment charges related to intangible assets resulted in a tax benefit in our consolidated statements of operations. In fiscal 2009 no impairment charges related to intangible assets were recognized.

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

SEASONALITY

        Although our various product lines are sold on a year-round basis, the demand for specific products or styles may be seasonal. For example, the demand for Tommy Bahama in our principal markets is higher in the spring season. Generally, our wholesale products are sold prior to each of the retail selling seasons, including spring, summer, fall and holiday. As the timing of product shipments and other events affecting the retail business may vary, we do not believe that results for any particular quarter are necessarily indicative of results for the full fiscal year. The following table presents the percentage of net sales and operating income by quarter (unaudited) for fiscal 2009.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	27%	24%	25%	24%
Operating income	33%	15%	27%	25%

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

        As of January 30, 2010, we had no debt outstanding which was subject to variable interest rates, although we did have debt subject to variable interest rates outstanding during fiscal 2009. Our average variable-rate borrowings for fiscal 2009 were $33.2 million, with an average interest rate of 2.4% during the year. Our lines of credit are based on variable interest rates in order to provide the necessary borrowing flexibility we require. To the extent that the amounts outstanding under our variable-rate lines of credit change, our exposure to changes in interest rates would also change. Based on the average variable-rate borrowings outstanding for fiscal 2009, if our average interest rates increased by 100 basis points, our interest expense for fiscal 2009 would increase by approximately $0.1 million. Although we do anticipate having some borrowings under our variable-rate lines of credits during fiscal 2010, we do not believe that borrowings and interest rates, and therefore interest expense, for fiscal 2009 are necessarily indicative of borrowings in future periods. If we change our capital structure or acquire additional businesses in the future, such a transaction would impact our interest expense in future periods.

        As of January 30, 2010, we had approximately $150 million aggregate principal amount of fixed-rate debt outstanding, consisting of our 11 3/8% Senior Secured Notes, which have an effective interest rate of 12.0% and mature in July 2015. Such fixed-rate debt may result in higher interest expense than could be obtained under variable interest rate arrangements in certain periods, but is primarily intended to provide long-term financing of our capital structure and minimize our exposure to increases in interest rates. A change in the market interest rate impacts the fair value of our fixed-rate debt but has no impact on interest incurred or cash flows.

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

        We receive United States dollars for most of our product sales. However, approximately 10% of our net sales for fiscal 2009 were denominated in currencies other than the United States dollar. These sales primarily relate to Ben Sherman sales in the United Kingdom, Europe and Asia. A strengthening United States dollar could result in lower levels of sales and earnings in our consolidated statements of operations in future periods, although the sales in foreign currencies could be equal to or greater than amounts as previously reported. Based on our net sales during fiscal 2009 denominated in foreign currencies, if the dollar had strengthened by an additional 10% in fiscal 2009 we would have experienced an additional decrease in sales of approximately $8.7 million.

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

        We may from time to time purchase short-term foreign currency forward exchange contracts to hedge against changes in foreign currency exchange rates, and at January 30, 2010, we had approximately $7.0 million of such contracts entered into that were unsettled. During fiscal 2009, foreign currency forward exchange contracts outstanding did not exceed $10 million at any time. When such contracts are outstanding, the contracts are marked to market with the offset being recognized in our consolidated statement of operations or other comprehensive income if the transaction does not or does, respectively, qualify as a hedge in accordance with accounting principles generally accepted in the United States.

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

Item 8.    Financial Statements and Supplementary Data

OXFORD INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

	January 30, 2010	January 31, 2009
	(In thousands, except par amounts)
ASSETS
Current Assets:
Cash and cash equivalents	$8,288	$3,290
Receivables, net	74,398	78,567
Inventories, net	77,029	119,616
Prepaid expenses	10,713	10,845
Deferred tax assets	13,875	10,159

Total current assets	184,303	222,477
Property, plant and equipment, net	79,540	89,026
Intangible assets, net	137,490	135,999
Other non-current assets, net	23,841	20,180

Total Assets	$425,174	$467,682

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Trade accounts payable and other accrued expenses	$81,831	$87,723
Accrued compensation	11,514	14,027
Income taxes payable	2,517	—
Short-term debt and current maturities of long-term debt	—	5,083

Total current liabilities	95,862	106,833
Long-term debt, less current maturities	146,408	194,187
Other non-current liabilities	50,066	47,244
Non-current deferred income taxes	28,421	32,111
Commitments and contingencies
Shareholders' Equity:
Common stock, $1.00 par value per common share	16,461	15,866
Additional paid-in capital	91,840	88,425
Retained earnings	19,356	10,621
Accumulated other comprehensive loss	(23,240)	(27,605)

Total shareholders' equity	104,417	87,307

Total Liabilities and Shareholders' Equity	$425,174	$467,682

See accompanying notes.

OXFORD INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal 2009	Fiscal 2008	Eight-month Transition Period Ended February 2, 2008	Fiscal 2007
	(In thousands, except per share amounts)
Net sales	$800,658	$947,516	$695,798	$1,128,907
Cost of goods sold	466,975	560,314	418,459	682,080

Gross profit	333,683	387,202	277,339	446,827
SG&A	304,330	358,071	244,033	356,970
Amortization of intangible assets	1,256	2,903	3,184	6,405
Impairment of goodwill, intangible assets and investment in an unconsolidated entity	—	314,813	—	—

	305,586	675,787	247,217	363,375
Royalties and other operating income	13,057	17,294	12,451	16,462

Operating income (loss)	41,154	(271,291)	42,573	99,914
Gain on repurchase of 8 7/8% Senior Unsecured Notes	—	7,767	—	—
Interest expense, net	21,361	23,702	15,302	22,214

Earnings (loss) before income taxes	19,793	(287,226)	27,271	77,700
Income taxes (benefit)	5,169	(15,769)	7,094	25,948

Net earnings (loss) from continuing operations	14,624	(271,457)	20,177	51,752
Earnings (loss) from discontinued operations, net of taxes	—	—	—	(183)

Net earnings (loss)	$14,624	$(271,457)	$20,177	$51,569

Net earnings (loss) from continuing operations per common share:
Basic	$0.90	$(17.00)	$1.17	$2.91
Diluted	$0.90	$(17.00)	$1.16	$2.89
Earnings (loss) from discontinued operations per common share:
Basic	$—	$—	$—	$(0.01)
Diluted	$—	$—	$—	$(0.01)
Net earnings (loss) per common share:
Basic	$0.90	$(17.00)	$1.17	$2.90
Diluted	$0.90	$(17.00)	$1.16	$2.88
Weighted average common shares outstanding:
Basic	16,297	15,968	17,306	17,770
Dilution	7	—	71	157

Diluted	16,304	15,968	17,377	17,927

Dividends declared per common share	$0.36	$0.72	$0.54	$0.66

See accompanying notes.

OXFORD INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(In thousands)
Balance, June 2, 2006 as previously reported	$17,646	$74,812	$300,973	$5,270	$398,701
Change in method of accounting for inventory	—	—	(561)	—	(561)

Balance, June 2, 2006, as modified	17,646	74,812	300,412	5,270	398,140
Comprehensive income:
Net earnings and other comprehensive income	—	—	51,569	7,960	59,529
Shares issued under stock plans, net of tax benefit of $1.1 million	197	4,398	—	—	4,595
Compensation expense for stock awards	—	2,401	—	—	2,401
Cash dividends declared	—	—	(11,741)	—	(11,741)

Balance, June 1, 2007	17,843	81,611	340,240	13,230	452,924
Comprehensive income:
Net earnings and other comprehensive income (loss)	—	—	20,177	(167)	20,010
Shares issued under stock plans, net of tax benefit of $0.3 million	144	2,437	—	—	2,581
Compensation expense for stock awards	—	1,176	—	—	1,176
Repurchase of common stock	(1,938)	—	(58,120)	—	(60,058)
Adoption of new accounting standards	—	—	91	—	91
Cash dividends declared	—	—	(9,343)	—	(9,343)

Balance, February 2, 2008	16,049	85,224	293,045	13,063	407,381
Comprehensive income:
Net loss and other comprehensive loss	—	—	(271,457)	(40,668)	(312,125)
Shares issued under stock plans, net of tax provision of $0.3 million	375	(284)	—	—	91
Compensation expense for stock awards	—	3,485	—	—	3,485
Repurchase of common stock	(558)	—	558	—	—
Cash dividends declared	—	—	(11,525)	—	(11,525)

Balance, January 31, 2009	15,866	88,425	10,621	(27,605)	87,307
Comprehensive income:
Net earnings and other comprehensive income	—	—	14,624	4,365	18,989
Shares issued under stock plans, net of tax benefit of $0.4 million	595	(950)	—	—	(355)
Compensation expense for stock awards	—	4,365	—	—	4,365
Cash dividends declared	—	—	(5,889)	—	(5,889)

Balance, January 30, 2010	$16,461	$91,840	$19,356	$(23,240)	$104,417

See accompanying notes.

OXFORD INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal 2009	Fiscal 2008	Eight-month Transition Period Ended February 2, 2008	Fiscal 2007
	(In thousands)
Cash Flows From Operating Activities:
Net earnings (loss) from continuing operations	$14,624	$(271,457)	$20,177	$51,752
Adjustments to reconcile net earnings (loss) from continuing operations to net cash provided by operating activities:
Depreciation	19,480	21,953	12,839	16,720
Amortization of intangible assets	1,256	2,903	3,184	6,405
Impairment of goodwill, intangible assets and investment in an unconsolidated entity	—	314,813	—	—
Amortization of deferred financing costs and bond discount	3,370	2,921	1,710	2,465
Gain on repurchase of 8 7/8% Senior Unsecured Notes	—	(7,767)	—	—
Stock compensation expense	4,365	3,485	1,176	2,401
Loss (gain) on sale of property, plant and equipment	1,929	415	592	(1,325)
Deferred income taxes	(8,114)	(26,254)	(4,316)	(6,327)
Changes in working capital, net of acquisitions and dispositions:
Receivables	5,948	21,864	33,649	8,075
Inventories	44,439	33,294	(23,275)	(11,876)
Prepaid expenses	391	1,325	1,180	(1,687)
Current liabilities	(7,634)	(9,455)	(6,494)	(17,079)
Other non-current assets	(1,264)	4,827	(1,666)	(847)
Other non-current liabilities	2,779	(2,504)	5,381	10,929

Net cash provided by operating activities	81,569	90,363	44,137	59,606
Cash Flows From Investing Activities:
Acquisitions, net of cash acquired, and investments in unconsolidated entities	—	(779)	(56,196)	(22,651)
Purchases of property, plant and equipment	(11,323)	(20,735)	(21,097)	(31,312)
Proceeds from sale of property, plant and equipment	11	275	2,475	2,496

Net cash used in investing activities	(11,312)	(21,239)	(74,818)	(51,467)
Cash Flows From Financing Activities:
Repayment of revolving credit arrangements	(252,763)	(373,088)	(147,661)	(190,349)
Proceeds from revolving credit arrangements	219,443	334,344	220,554	189,315
Repurchase of 8 7/8% Senior Unsecured Notes	(166,805)	(24,971)	—	—
Proceeds from the issuance of 11 3/8% Senior Secured Notes	146,029	—	—	—
Deferred financing costs paid	(5,049)	(1,664)	—	—
Repurchase of common stock	—	—	(60,058)	—
Proceeds from issuance of common stock	8	91	2,581	4,595
Dividends on common stock	(5,889)	(14,414)	(6,454)	(14,387)

Net cash (used in) provided by financing activities	(65,026)	(79,702)	8,962	(10,826)
Cash Flows From Discontinued Operations:
Net operating cash flows provided by discontinued operations	—	—	—	28,316

Net cash provided by discontinued operations	—	—	—	28,316

Net change in cash and cash equivalents	5,231	(10,578)	(21,719)	25,629
Effect of foreign currency translation on cash and cash equivalents	(233)	(1,044)	(251)	774
Cash and cash equivalents at the beginning of year	3,290	14,912	36,882	10,479

Cash and cash equivalents at the end of year	$8,288	$3,290	$14,912	$36,882

Supplemental disclosure of cash flow information:
Cash paid for interest, net	$20,051	$21,900	$11,318	$20,968
Cash paid for income taxes	$9,741	$11,241	$17,589	$29,336

See accompanying notes.

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 30, 2010

Note 1. Summary of Significant Accounting Policies

  Principal Business Activity

        We are an international apparel design, sourcing and marketing company featuring a diverse portfolio of owned and licensed brands, company-owned retail operations, and a collection of private label apparel businesses. Originally founded in 1942 as a Georgia corporation, we have undergone a transformation as we migrated from our historical domestic manufacturing roots towards a focus on designing, sourcing and marketing apparel products bearing prominent trademarks owned by us.

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

Fiscal 2010	52 weeks ending January 29, 2011
Fiscal 2009	52 weeks ended January 30, 2010
Fiscal 2008	52 weeks ended January 31, 2009
Eight-month transition period ended February 2, 2008	35 weeks and one day ended February 2, 2008
Fiscal 2007	52 weeks ended June 1, 2007

Change in Accounting Principle

        In the fourth quarter of fiscal 2009, we changed our method of accounting for certain of our domestic inventories from the first-in, first-out (FIFO) method to the last-in, first-out (LIFO) method. Subsequent to the change all of our domestic inventories are valued on the LIFO method. The inventories for our international operations continue to be valued using the FIFO method. We believe the change is preferable as the LIFO method provides uniformity and consistency across all of our domestic operations with respect to the method of accounting for our inventory. In accordance with U.S. GAAP, we applied the change in accounting principle by retrospectively modifying prior year financial statements. The change in method did not impact net sales as previously reported. The reconciliation of amounts recognized under the previous method of accounting for inventory valuation,

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 30, 2010

Note 1. Summary of Significant Accounting Policies (Continued)

as previously reported, to the modified amounts for the impacted line items in our consolidated statements of operations were as follows:

	Fiscal 2009			Fiscal 2008
	As recognized under previous method	Increase/ (decrease)	As recognized under new method	As previously reported	Increase/ (decrease)	As modified
Cost of goods sold	$456,652	$10,323	$466,975	$551,045	$9,269	$560,314
Operating Income	$51,477	$(10,323)	$41,154	$(262,022)	$(9,269)	$(271,291)
Income Taxes	$9,205	$(4,036)	$5,169	$(12,145)	$(3,624)	$(15,769)
Net Earnings (loss)	$20,911	$(6,287)	$14,624	$(265,812)	$(5,645)	$(271,457)
Net Earnings (loss) per common share:
Basic	$1.28		$0.90	$(17.00)		$(17.00)
Diluted	$1.28		$0.90	$(17.00)		$(17.00)
Weighted Average Shares Outstanding(1)
Basic			16,297			15,968
Diluted			16,304			15,968

	Eight-month Transition Period Ended February 2, 2008			Fiscal 2007
	As previously reported	Increase/ (decrease)	As modified	As previously reported	Increase/ (decrease)	As modified
Cost of goods sold	$420,038	$(1,579)	$418,459	$681,147	$933	$682,080
Operating Income	$40,994	$1,579	$42,573	$100,847	$(933)	$99,914
Income Taxes	$6,477	$617	$7,094	$26,313	$(365)	$25,948
Net Earnings (loss)	$19,215	$962	$20,177	$52,137	$(568)	$51,569
Net Earnings (loss) per common share:
Basic	$1.12		$1.17	$2.95		$2.90
Diluted	$1.11		$1.16	$2.92		$2.88
Weighted Average Shares Outstanding(1)
Basic			17,306			17,770
Diluted			17,377			17,927

(1)
Weighted average shares outstanding were retrospectively modified to reflect adoption in fiscal 2009 of guidance related to the treatment of unvested shares which receive nonforfeitable dividends.

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 30, 2010

Note 1. Summary of Significant Accounting Policies (Continued)

        The reconciliation of amounts under the previous accounting method of inventory valuation, as previously reported, to the modified amounts for the impacted line items in our consolidated balance sheets were:

	January 30, 2010			January 31, 2009
	As recognized under previous method	Increase/ (decrease)	As recognized under new method	As previously reported	Increase/ (decrease)	As modified
Inventories, net	$96,895	$(19,866)	$77,029	$129,159	$(9,543)	$119,616
Deferred tax assets	$6,107	$7,768	$13,875	$6,428	$3,731	$10,159
Retained earnings	$31,454	$(12,098)	$19,356	$16,433	$(5,812)	$10,621

        As of June 2, 2006, we recorded a cumulative adjustment to retained earnings of $0.6 million related to the change in the method of accounting for certain of our domestic inventories. There was no impact on our consolidated statement of cash flows other than reclassification between net earnings, deferred tax assets and inventory for each period presented. Therefore, net cash flows from operating activities, investing activities and financing activities were not impacted. Amounts included in our consolidated statements of cash flows reflect the modified amounts for each period presented.

Recently Adopted Accounting Pronouncements

        In June 2009, the FASB issued the ASC as the source of authoritative U.S. GAAP recognized by the FASB to be applied to nongovernmental entities. The ASC also recognizes rules and interpretive releases of the SEC as authoritative U.S. GAAP for SEC registrants. The ASC, which became effective in the fiscal 2009, supersedes all existing non-SEC accounting and reporting standards but does not change U.S. GAAP.

        In December 2007, the FASB issued new guidance related to business combinations, which established principles and requirements for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed and any noncontrolling interest in an acquisition, at their fair values as of the acquisition date. We adopted this new guidance in fiscal 2009. As we did not complete any business combinations in fiscal 2009, the adoption of this guidance had no impact on our consolidated financial statements. We expect that this guidance would have an impact on our accounting for future business combinations.

        In June 2008, the FASB issued new guidance relative to determining whether instruments granted in share-based payment transactions are participating securities. It clarifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are to be included in the computation of basic earnings per share. The new guidance was effective in fiscal 2009 and requires all prior-period earnings per share data that was previously presented to be modified retrospectively. As a result of our adoption of the new guidance, the weighted average shares outstanding for all periods presented includes our unvested common shares which contain nonforfeitable rights to dividends as well as all fully vested common shares which have previously been included in weighted average shares outstanding. The weighted

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 30, 2010

Note 1. Summary of Significant Accounting Policies (Continued)

average shares outstanding, as modified, for each of the first three quarters of fiscal 2009 have been presented in Note 13.

        At the beginning of the eight month transition period ended February 2, 2008, we adopted new guidance which clarified the accounting for uncertainty in income taxes recognized in a company's financial statements. The new guidance requires a two-step approach for evaluating tax positions. Under the two step method, recognition occurs when we conclude that a tax position, based solely on technical merits, is more-likely-than-not (greater than 50%) to be sustained upon examination. Measurement is only addressed if step one has been satisfied. The tax benefit recorded is measured as the largest amount of benefit, based on a cumulative probability basis that is more-likely-than-not to be realized upon ultimate settlement. Those tax positions failing to qualify for initial recognition are recognized in the first subsequent interim period they meet the more-likely-than-not standard, or are resolved through negotiation or litigation with the taxing authority or upon expiration of the statute of limitations. Derecognition of a tax position that was previously recognized occurs when we subsequently determine that a tax position no longer meets the more-likely-than-not threshold of being sustained.

        Also at the beginning of the eight month transition period ended February 2, 2008, we adopted new guidance related to accounting for deferred compensation and postretirement aspects of endorsement split-dollar life insurance arrangements. The new guidance required that we recognize a liability for the postretirement benefit portion of certain endorsement-type, split dollar life insurance policies because the liability is not effectively settled by the purchase of a life insurance policy. The liability for future benefits is recognized based on the substantive agreement with the employee (which provides a death benefit). The net impact of the adoption of both the new guidance for uncertainties in income taxes and the life insurance policies were recorded to retained earnings in the eight-month transition period ended February 2, 2008.

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

        We account for investments in which we exercise significant influence, but do not control and have not been determined to be the primary beneficiary, using the equity method of accounting. Significant influence is generally presumed to exist when we own between 20% and 50% of the entity. However, if we own a greater than 50% ownership interest in an entity and the minority shareholders hold certain rights that allow them to approve or veto certain major decisions of the business, we would use the equity method of accounting. Under the equity method of accounting, original investments are recorded at cost, and are subsequently adjusted for our contributions to, distributions from and share of income or losses of the entity. Allocations of income and loss and distributions by the entity are made in accordance with the terms of the ownership agreement. Our investments accounted for under

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 30, 2010

Note 1. Summary of Significant Accounting Policies (Continued)

the equity method are included in other non-current assets, net in our consolidated balance sheets, and the related income (loss) is included in royalties and other operating income in our consolidated statements of operations.

        Our total investment in unconsolidated entities which are accounted for under the equity method as of January 30, 2010 and January 31, 2009 was $6.1 million and $6.2 million, respectively. These investments consist of an Oxford Apparel ownership interest in an entity which owns certain trademarks, including the Hathaway trademark and an Oxford Apparel ownership interest in an entity that owns a manufacturing facility in Asia. We are not obligated to make additional contributions to either of these unconsolidated entities. During fiscal 2008, we determined that an impairment charge of $4.4 million related to our investment in an unconsolidated entity was appropriate as the carrying value of the investment exceeded its estimated fair value. The fair value of the investment was determined using a discounted cash flow approach. This impairment was included in impairment of goodwill, intangible assets and an investment in an unconsolidated entity in our consolidated statements of operations.

        Equity income (loss) from our investments in unconsolidated entities is included in royalties and other income in our consolidated statements of operations and totaled $1.2 million, $1.3 million, $1.1 million and $1.2 million during fiscal 2009, fiscal 2008, the eight-month transition period ended February 2, 2008 and fiscal 2007, respectively. During fiscal 2009, fiscal 2008, the eight-month transition period ended February 2, 2008 and fiscal 2007, we purchased approximately $3.9 million, $8.6 million, $8.8 million and $17.1 million, respectively, of inventory from our unconsolidated entities which we account for using the equity method of accounting. The net amount due from (to) the unconsolidated entities accounted for using the equity method of accounting was ($0.5) million and $0.1 million at January 30, 2010 and January 31, 2009, respectively.

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

        For sales within our wholesale operations, we consider a submitted purchase order or some form of electronic communication from the customer requesting the goods persuasive evidence of an agreement. For substantially all of our wholesale sales, our products are considered sold and delivered at the time that the products are shipped, as substantially all products are sold based on FOB shipping point terms. This generally coincides with the time that title passes and the risks and rewards of ownership have passed to the customer. For certain transactions in which the goods do not pass through our owned or third-party distribution centers and title and the risks and rewards of ownership pass at the time the goods leave the foreign port, revenue is recognized at that time. In certain cases in which we retain the risk of loss during shipment, revenue recognition does not occur until the goods have reached the specified customer. Retail store revenue, net of estimated returns, and restaurant revenues are recorded at the time of sale to consumers. E-commerce revenue, net of estimated returns, is recorded at the time of shipment to consumers. Retail store, e-commerce and restaurant revenues are recorded net of applicable sales taxes in our consolidated statements of operations.

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 30, 2010

Note 1. Summary of Significant Accounting Policies (Continued)

        In the normal course of business we offer certain discounts or allowances to our wholesale customers. Wholesale operations' sales are recorded net of such discounts, allowances, advertising support not specifically relating to the reimbursement for actual advertising expenses by our customers and provisions for estimated returns. As certain margin support allowances and other deductions are not finalized until the end of a season, program or other event which may not have occurred yet, we estimate such discounts and allowances on an ongoing basis. Significant considerations in determining our estimates for discounts, returns and allowances for wholesale customers include historical and current trends, agreements with customers, projected seasonal results, an evaluation of current economic conditions and retailer performance. We record the discounts, returns and allowances as a reduction to net sales in our consolidated statements of operations. As of January 30, 2010 and January 31, 2009 reserve balances for these items were $12.5 million and $14.4 million, respectively.

        In circumstances where we become aware of a specific customer's inability to meet its financial obligations, a specific reserve for bad debts is taken as a reduction to accounts receivable to reduce the net recognized receivable to the amount reasonably expected to be collected. Such amounts are written off at the time that the amounts are not considered collectible. For all other customers, we recognize estimated reserves for bad debts based on our historical collection experience, the financial condition of our customers, an evaluation of current economic conditions and anticipated trends, each of which is subjective and requires certain assumptions. We record such charges and write-offs to SG&A in our consolidated statements of operations. As of January 30, 2010 and January 31, 2009, bad debt reserve balances were $1.8 million and $2.1 million, respectively.

        We have determined that gift card balances are unlikely to be redeemed once they have been outstanding for four years and therefore may be recognized as income, subject to applicable laws in certain states. Gift card breakage is included in net sales in our consolidated statements of operations.

        Royalties, which are generally based on the greater of a percentage of the licensee's actual net sales or a contractually determined minimum royalty amount, are recorded based upon the guaranteed minimum levels and adjusted as sales data is received from licensees. We may receive initial payments for the grant of license rights, which are recognized as revenue over the term of the license agreement. Royalties were $12.0 million, $15.6 million, $11.4 million and $13.3 million during fiscal 2009, fiscal 2008, the eight-month transition period ended February 2, 2008 and fiscal 2007, respectively. Such income is included in royalties and other operating income in our consolidated statements of operations.

  Cost of Goods Sold

        We include in cost of goods sold and inventories all manufacturing, sourcing and procurement costs and expenses incurred prior to or in association with the receipt of finished goods at our distribution facilities. These costs principally include product cost, inbound freight charges, import costs, purchasing costs, internal transfer costs, direct labor, manufacturing overhead, insurance, duties, brokers' fees and consolidators' fees. For retail operations, in-bound freight from our warehouse to our own retail stores is also included.

        Our gross margins may not be directly comparable to those of our competitors, as statement of operations classifications of certain expenses may vary by company.

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 30, 2010

Note 1. Summary of Significant Accounting Policies (Continued)

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

        Distribution network costs, including shipping and handling, are included as a component of SG&A. In fiscal 2009, fiscal 2008, the eight-month transition period ended February 2, 2008 and fiscal 2007, distribution network costs, including shipping and handling, included in SG&A totaled approximately $21.4 million, $28.3 million, $20.7 million and $31.4 million, respectively. We generally classify amounts billed to customers for shipping and handling fees as revenues and classify costs related to shipping in SG&A in our consolidated statements of operations.

        All costs associated with advertising, promoting and marketing of our products are expensed during the periods when the advertisement first shows. Costs associated with cooperative advertising programs under which we agree to make general contributions to the customers' advertising and promotional funds are recorded as a reduction to net sales as recognized. If we negotiate an advertising plan and share in the cost for an advertising plan that is for specific ads run for products purchased by the customer from us, and the customer is required to provide proof that the advertisement was run, such costs are recognized as SG&A. Advertising, promotions and marketing expenses included in SG&A for fiscal 2009, fiscal 2008, the eight-month transition period ended February 2, 2008 and fiscal 2007 were $15.5 million, $25.3 million, $16.8 million and $25.2 million, respectively. Prepaid advertising, promotions and marketing expenses included in prepaid expenses in our consolidated balance sheets as of January 30, 2010 and January 31, 2009 were $0.9 million and $1.2 million, respectively.

        Royalty expenses recognized as SG&A in fiscal 2009, fiscal 2008, the eight-month transition period ended February 2, 2008 and fiscal 2007 were $4.7 million, $7.6 million, $5.5 million and $8.8 million, respectively. Such amounts may be dependent upon sales of our products which we sell pursuant to the terms of a license agreement with another party.

  Cash and Cash Equivalents

        We consider cash equivalents to be short-term investments with original maturities of three months or less for purposes of our consolidated statements of cash flows.

  Supplemental Disclosure of Non-cash Investing and Financing Activities

        As of June 1, 2007, the last day of fiscal 2007, we had accrued additional acquisition cost of $22.6 million, as a non-cash investing activity, which was paid in the following fiscal period.

  Inventories, net

        For operating group reporting, inventory is carried at the lower of FIFO cost or market. We continually evaluate the composition of our inventories for identification of distressed inventory. In performing this evaluation we consider slow-turning products, prior-seasons' fashion products and

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 30, 2010

Note 1. Summary of Significant Accounting Policies (Continued)

current levels of replenishment program products as compared to future sales estimates. For wholesale inventory, we estimate the amount of goods that we will not be able to sell in the normal course of business and write down the value of these goods as necessary. For retail inventory, we provide an allowance for shrinkage and goods expected to be sold below cost. As the amount to be ultimately realized for the goods is not necessarily known at period end, we must utilize certain assumptions considering historical experience, the age of the inventory, inventory quantity, quality and mix, historical sales trends, future sales projections, consumer and retailer preferences, market trends and general economic conditions.

        For consolidated financial reporting, as of January 30, 2010 and January 31, 2009, approximately $64.7 million and $103.7 million of our inventories are valued at the lower of LIFO cost or market after deducting our LIFO reserve. Approximately $12.4 million and $16.0 million of our inventories are valued at the lower of FIFO cost or market as of January 30, 2010 and January 31, 2009, respectively. As of January 30, 2010 and January 31, 2009, approximately 84% and 87%, respectively, of our inventories are accounted for using the LIFO method. Generally our inventories valued at the lower of LIFO cost or market relate to our domestic operations, and our inventories valued at the lower of FIFO cost or market relate to our international operations. LIFO inventory accounting adjustments are not allocated to the respective operating groups as our LIFO inventory pool does not correspond to our operating group definitions. LIFO reserves are based on the Producer Price Index as published by the United States Department of Labor. We write down inventories valued at the lower of LIFO cost or market when LIFO cost exceeds market value. The impact of accounting for inventories on the LIFO method is reflected in Corporate and Other for operating group reporting purposes included in Note 10.

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

Buildings and improvements	7 - 40 years
Machinery and equipment	2 - 15 years
Leasehold improvements	Lesser of remaining life of the asset or lease term

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

        Depreciation expense for fiscal 2009, fiscal 2008 and the eight-month transition period ended February 2, 2008 includes approximately $2.3 million, $1.5 million and $1.1 million, respectively, of impairment charges for property, plant and equipment. Substantially all of these charges were recorded

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 30, 2010

Note 1. Summary of Significant Accounting Policies (Continued)

in SG&A in our consolidated statements of operations. During fiscal 2007, we did not recognize any material impairment charges for property, plant and equipment.

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

        In addition to the annual impairment test, we use certain indicators to evaluate whether it is more likely than not that the carrying value of goodwill may not be recoverable, such as (i) negative operating cash flow or a forecast that demonstrates declines in the operating cash flow of a reporting unit or the inability of a reporting unit to improve its operations to appropriate levels, (ii) a significant adverse change in the business climate that could affect the value of an entity or (iii) whether the book value of our shareholders' equity exceeds our market capitalization. A sustained decrease in our market capitalization resulting from a decrease in our stock price, or a negative long-term performance outlook, could cause the carrying value of our reporting units to exceed their fair values, which may result in an impairment loss. If our analysis indicates an impairment of goodwill balances, the impairment is recognized in the consolidated financial statements.

        During fiscal 2008 the price of our common stock declined significantly, particularly late in the third quarter and throughout the fourth quarter. At the time of our impairment test during the fourth quarter of fiscal 2009, the carrying value of our net assets exceeded the fair value of our net assets, measured as market capitalization of our outstanding common stock, plus a reasonable control premium, and the fair value of our outstanding debt. The analysis comparing our enterprise fair value to our book value along with consideration of the actual and projected results of our reporting units indicated that it was appropriate to write-off all goodwill in Tommy Bahama, Ben Sherman and Oxford Apparel in fiscal 2008, resulting in a total goodwill impairment charge of approximately $244.0 million. No impairment of goodwill was identified during any other periods presented.

  Intangible Assets, net

        At acquisition, we estimate and record the fair value of purchased intangible assets, which primarily consist of trademarks and trade names, license agreements and customer relationships. The

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 30, 2010

Note 1. Summary of Significant Accounting Policies (Continued)

fair values and useful lives of these intangible assets are estimated based on management's assessment as well as independent third party appraisals in some cases. Such valuation may include a discounted cash flow analysis of anticipated revenues or cost savings resulting from the acquired intangible asset using an estimate of a risk-adjusted market-based cost of capital as the discount rate.

        Amortization of intangible assets with finite lives, which consist of license agreements, certain trademarks, customer relationships and covenants not to compete, is recognized over their estimated useful lives using a method of amortization that reflects the pattern in which the economic benefits of the intangible assets are consumed or otherwise realized. We amortize our intangible assets with finite lives for periods of up to 15 years. The determination of an appropriate useful life for amortization is based on our plans for the intangible asset as well as factors outside of our control. Intangible assets with finite lives are reviewed for impairment periodically if events or changes in circumstances indicate that the carrying amount may not be recoverable. If expected future undiscounted cash flows from operations are less than their carrying amounts, an asset is determined to be impaired and a loss is recorded for the amount by which the carrying value of the asset exceeds its fair value. Impairment of intangible assets with finite lives, which is included in impairment of goodwill, intangible assets and investment in an unconsolidated entity in our consolidated statement of operations and cash flows, totaled approximately $4.4 million during fiscal 2008. These charges were related to the impairment of the Arnold Brant trademark, Solitude trademark and certain license agreements in Lanier Clothes, Oxford Apparel and Ben Sherman, respectively. No impairment charges for intangible assets with finite lives were recognized during any other periods presented.

        Intangible assets with indefinite lives, which primarily consist of trademarks, are not amortized but instead evaluated for impairment annually or more frequently if events or circumstances indicate that the intangible asset might be impaired. The evaluation of the recoverability of trademarks with indefinite lives includes valuations based on a discounted cash flow analysis utilizing the relief from royalty method, among other considerations. This approach to determining fair value is dependent upon a number of uncertain factors including estimates of future net sales, growth rates, royalty rates for the trademarks and discount rates. Such estimates involve significant uncertainty, and if our plans or anticipated results change, the impact on our financial statements could be significant. If this analysis indicates an impairment of a trademark with an indefinite useful life, the amount of the impairment is recognized in the consolidated financial statements based on the amount that the carrying value exceeds the estimated fair value of the asset.

        We test intangible assets with indefinite lives for impairment as of the first day of the fourth quarter of our fiscal year, which coincides with the timing of our annual budgeting process that is used in estimating future cash flows for the analysis. Due to the change in our fiscal year, for our eight-month transition period ended February 2, 2008, we tested for impairment on the first day of the last two months of the eight-month transition period ended February 2, 2008. As a result of the impact of the difficult economic conditions on the operations of Tommy Bahama and Ben Sherman as well as the use of higher discount rates than used in prior years, we recognized approximately $62.0 million of impairment charges related to assets with indefinite lives in fiscal 2008. No impairment of intangible assets with indefinite lives was identified during any other periods presented.

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 30, 2010

Note 1. Summary of Significant Accounting Policies (Continued)

  Prepaid Expenses and Other Non-Current Assets, net

        Amounts included in prepaid expenses primarily consist of prepaid operating expenses, including rent, taxes, insurance, royalties and advertising. Other non-current assets primarily consist of investments related to our deferred compensation plan, investments in unconsolidated entities which are accounted for on the equity method and deferred financing costs.

        Deferred financing costs, which are included in other non-current assets, net, are amortized on a straight-line basis, which approximates the effective interest method over the life of the related debt. Amortization expense for deferred financing costs, which is included in interest expense in the consolidated statements of operations was $3.0 million, $2.7 million, $1.6 million and $2.3 million during fiscal 2009, fiscal 2008, the eight-month transition period ended February 2, 2008 and fiscal 2007, respectively. Included in the amortization expense above were $1.8 million associated with the satisfaction and discharge of our 8 7/8% Senior Unsecured Notes recognized in fiscal 2009 and $0.9 million associated with an amendment to certain of our financing arrangements in fiscal 2008. Additionally, in fiscal 2008, we wrote off approximately $0.4 million of unamortized deferred financing costs associated with the 8 7/8% Senior Unsecured Notes we repurchased which are included in gain on the repurchase of our 8 7/8% Senior Unsecured Notes in our consolidated statements of operations. Unamortized deferred financing costs totaled approximately $6.2 million and $3.8 million at January 30, 2010 and January 31, 2009, respectively.

  Deferred Compensation

        We have a non-qualified deferred compensation plan offered to a select group of highly compensated employees. The plan provides participants with the opportunity to defer a portion of their cash compensation in a given plan year, of which a percentage may be matched by us in accordance with the terms of the plan. We make contributions to rabbi trusts or other investments to provide a source of funds for satisfying these deferred compensation liabilities. Investments held for our deferred compensation plan consist of marketable securities and insurance contracts. These investments are recorded at fair value based on quoted prices in an active market or based on valuations provided by insurance carriers, which may incorporate unobservable factors. A change in the value of the underlying assets would substantially be offset by a change in the liability to the employee resulting in an immaterial net impact on our consolidated financial statements. These securities approximate the participant-directed investment selections underlying the deferred compensation liabilities.

        The total fair value of the deferred compensation investments, which are included in other non-current assets, net, as of January 30, 2010 and January 31, 2009 was $9.0 million and $7.7 million, respectively. As of January 30, 2010, substantially all of these investments were held in a rabbi trust. The liabilities associated with the non-qualified deferred compensation plans are included in other non-current liabilities in our consolidated balance sheets and totaled approximately $9.1 million and $7.0 million at January 30, 2010 and January 31, 2009, respectively.

  Trade Accounts Payable, Accrued Compensation and Other Accrued Expenses

        Liabilities for trade accounts payable, accrued compensation and other accrued expenses are carried at cost, which is the fair value of the consideration expected to be paid in the future for goods and services received, whether or not billed to us. Accruals for employee insurance and workers'

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 30, 2010

Note 1. Summary of Significant Accounting Policies (Continued)

compensation, which are included in accounts payable and other accrued expenses in our consolidated balance sheets, include estimated settlements for known claims, as well as accruals for estimates of incurred but not reported claims based on our claims experience and statistical trends.

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

        When a non-cancelable operating lease includes any fixed escalation clauses, lease incentives for rent holidays and/or landlord build-out-related allowances, rent expense is recognized on a straight-line basis over the initial term of the lease from the date that we take possession of the space. The amount by which rents currently payable under the lease differs from the average amount is recorded in other non-current liabilities in our consolidated balance sheets. Deferred rent as of January 30, 2010 and January 31, 2009 was approximately $30.9 million and $32.7 million, respectively. Contingent rents, including those based on a percentage of retail sales over stated levels, and rental payment increases based on a contingent future event are recognized as the expense is incurred.

        If we vacate leased space and determine that we do not plan to use the space in the future, we recognize a loss for any future rent payments, less any anticipated future sublease income and adjusted for any deferred rent amounts included in our consolidated balance sheet on that date. During fiscal 2008, we recognized $1.5 million of charges related to certain vacated leased office space that we do not intend to utilize in the future. No such material charges related to vacated lease office space were incurred in the other periods presented.

  Dividends

        Dividends are accrued at the time that the dividend is declared by our Board of Directors.

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 30, 2010

Note 1. Summary of Significant Accounting Policies (Continued)

  Other Comprehensive Income (Loss)

        Other comprehensive income (loss) includes all changes in equity from non-owner sources, such as foreign currency translation adjustments. Other comprehensive income (loss) amounts reflected in our consolidated statements of shareholders' equity are net of income taxes. During fiscal 2009, fiscal 2008, the eight-month transition period ended February 2, 2008 and fiscal 2007, foreign currency translation adjustments were the only items recorded in other comprehensive income (loss).

  Foreign Currency Translation

        Assets and liabilities denominated in amounts other than the functional currency are remeasured into the functional currency at the rate of exchange in effect on the balance sheet date, and income and expenses are remeasured at the average rates of exchange prevailing during the reporting period. The impact of any such remeasurement is recognized in our consolidated statements of operations in the respective period. These gains and losses were not material for fiscal 2009, fiscal 2008, the eight-month transition period ended February 2, 2008 and fiscal 2007. The financial statements of our subsidiaries for which the functional currency is a currency other than the United States dollar are translated into United States dollars at the rate of exchange in effect on the balance sheet date for the balance sheet and at the average rates of exchange prevailing during the period for the statements of operations. The impact of such translation is recognized in accumulated other comprehensive income (loss) in our consolidated balance sheets and is the only item included in other comprehensive income (loss) in our consolidated statements of shareholders' equity.

  Forward Foreign Exchange Contracts

        We are exposed to foreign exchange risk when we purchase or sell goods in foreign currencies. We may enter into short-term forward foreign exchange contracts in the ordinary course of business to mitigate the risk associated with foreign exchange rate fluctuations related to purchases of inventory by certain of our foreign subsidiaries. To date, our forward foreign exchange contracts have not been designated as hedges for accounting purposes; thus, the changes in fair value of the derivative instruments are included in net earnings (loss). Such contracts have not been entered into for speculative purposes. Unrealized gains and losses on outstanding foreign currency exchange contracts used to mitigate currency risk on future purchases are included in net earnings (loss) as a component of SG&A in our consolidated statements of operations and recognized as an asset or liability in our consolidated balance sheets. Fair values for such contracts are generally obtained from counterparties. As of January 30, 2010 and January 31, 2009 we had approximately $7.0 million and $0.0 million, respectively, outstanding in forward foreign exchange contracts which had not been settled.

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 30, 2010

Note 1. Summary of Significant Accounting Policies (Continued)

  Fair Value of Financial Instruments

        Our financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, forward foreign exchange contracts, as discussed above, and long-term debt. Given their short-term nature, the carrying amounts of cash and cash equivalents, receivables, accounts payable and forward foreign exchange contracts approximate their fair values. Additionally, the carrying amounts of our variable-rate borrowings approximate fair value. Recent trades of our 11 3/8% Senior Secured Notes, have indicated that the fair value of our 11 3/8% Senior Secured Notes is approximately $168 million as of January 30, 2010, however, based on the limited trading activity of our 11 3/8% Senior Secured Notes, this amount may not necessarily be indicative of fair value. The significant terms of our debt arrangements are disclosed in Note 5.

        In September 2006, the FASB issued new guidance which defines fair value and establishes a framework for measuring fair value in accordance with U.S. GAAP. The guidance was effective in fiscal 2008 for all financial assets and liabilities and for nonfinancial assets and liabilities recognized or disclosed at fair value on a recurring basis and in fiscal 2009 for all other nonfinancial assets and liabilities. The adoption of this guidance did not have a material impact on our consolidated financial statements.

        Fair value, in accordance with U.S. GAAP, is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. The three levels of inputs used to measure fair value pursuant to the guidance are as follows:

  •
  Level 1—Quoted prices in active markets for identical assets or liabilities.

  •
  Level 2—Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

  •
  Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities, which includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

        We have determined that $7.0 million of forward foreign currency exchange contracts are the only financial assets and liabilities measured at fair value on a recurring basis (at least annually) included in our consolidated financial statements as of January 30, 2010. The fair value of the forward foreign exchange contracts, which is included in prepaid expenses in our consolidated balance sheets, is based on dealer quotes of market forward rates and reflects the amount that we would receive or pay at the short-term maturity dates for contracts involving the same currencies and maturity dates. Based on these circumstances, we believe that these forward foreign currency exchange contracts are most appropriately included within level 2 of the fair value hierarchy. Additionally, our intangible assets and investments in unconsolidated entities are non-financial assets measured at fair value on a non-recurring basis, for which any valuation would be based on Level 3 inputs.

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 30, 2010

Note 1. Summary of Significant Accounting Policies (Continued)

  Concentration of Credit Risk and Significant Customers

        Our financial instruments that are exposed to concentrations of credit risk consist primarily of accounts receivable, for which the total exposure is limited to the amount recognized in our consolidated balance sheets. We sell our merchandise in all major retail distribution channels across the United States, as well as in some distribution channels in other countries. We extend and continuously monitor credit risk based on an evaluation of the customer's financial condition and credit history and generally require no collateral. Credit risk is impacted by conditions or occurrences within the economy and the retail industry and is principally dependent on each customer's financial condition. Additionally, a decision by the controlling owner of a group of stores or any significant customer to decrease the amount of merchandise purchased from us or to cease carrying our products could have an adverse effect on our results of operations in future periods. Sears, Costco and Macy's represented 16%, 12% and 11% of our consolidated accounts receivable, net as of January 30, 2010. Sears, in fiscal 2009, and Macy's, in all other periods presented, were our only customers that represented 10% or more of our consolidated net sales.

        The table below presents the percentages of net sales by any customer that represents 10% or more of the operating group's (and our consolidated total) net sales during the periods presented.

	Fiscal 2009	Fiscal 2008	Eight-month Transition Period Ended February 2, 2008	Fiscal 2007
Tommy Bahama	10%, 10%	13%, 10%	12%, 12%	15%
Ben Sherman	15%	13%	10%	11%
Lanier Clothes	28%, 16%, 13%, 11%	30%, 18%, 12%	28%, 22%	27%, 24%
Oxford Apparel	30%, 27%, 11%	20%, 13%, 12%, 11%	18%, 16%	18%, 11%
Total	10%	11%	11%	10%

  Income Taxes

        We recognize deferred tax assets and liabilities based on the difference between the financial and the tax bases of the assets and liabilities using enacted tax rates expected to apply to taxable income in the period in which such amounts are expected to be realized or settled. Our policy is to recognize net deferred tax assets, whose realization is dependent upon taxable net earnings (loss) in future years, when a greater than 50% probability exists that the tax benefits will actually be realized some time in the future. This is accomplished by recording a valuation allowance against deferred tax assets in the amount for which the company believes there is not more than a 50% probability that a benefit will be realized.

        There are certain exceptions to the requirement that deferred tax liabilities be recognized for the difference in the financial and tax bases of assets in the case of foreign subsidiaries. The excess of financial over tax basis of an investment in a foreign subsidiary is not recognized if the investment is considered to be essentially permanent in duration. We consider our investments in certain of our foreign subsidiaries to be permanently reinvested. For each of these entities, the tax basis equals or exceeds the financial basis as of January 30, 2010.

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 30, 2010

Note 1. Summary of Significant Accounting Policies (Continued)

        Deferred tax liabilities are also not required to be recognized for undistributed earnings of foreign subsidiaries when those earnings are considered to be permanently reinvested outside the United States. The company does not consider the earnings of its foreign subsidiaries to be permanently reinvested outside the U.S., and therefore records the deferred tax liability on such earnings in the year they are included in the financial statements.

        We utilize a two-step approach for evaluating tax positions. Under the two-step method, recognition occurs when we conclude that a tax position, based solely on technical merits, is more-likely-than-not (greater than 50%) to be sustained upon examination. Measurement is only addressed if step one has been satisfied. The tax benefit recorded is measured as the largest amount of benefit, determined on a cumulative probability basis, that is more-likely-than-not to be realized upon ultimate settlement. Those tax positions failing to qualify for initial recognition are recognized in the first subsequent interim period they meet the more-likely-than-not standard, or are resolved through negotiation or litigation with the taxing authority or upon expiration of the statute of limitations. Derecognition of a tax position that was previously recognized occurs when we subsequently determine that a tax position no longer meets the more-likely-than-not threshold of being sustained.

        We file income tax returns in the United Sates and various state, local and foreign jurisdictions. Our federal, state, local and foreign income tax returns filed for the years ended on or before June 3, 2005, with limited exceptions, are no longer subject to examination by tax authorities.

        Interest and penalties associated with unrecognized tax positions are recorded within income tax expense in our consolidated statements of operations.

        We generally receive a United States income tax benefit upon the exercise of our employee stock options and the vesting of stock granted to employees. The benefit is equal to the difference between the fair market value of the stock at the time of the exercise and the option price, if any, times the approximate tax rate. We have recorded the benefit associated with the exercise of employee stock options and the vesting of stock granted to employees as a reduction to income taxes payable. To the extent compensation expense has been recorded, income tax expense is reduced. Any additional benefit is recorded directly to shareholders' equity in our consolidated balance sheets. If a tax benefit is realized on compensation of an amount less than recorded for financial statement purposes, the decrease in benefit is also recorded directly to shareholders' equity.

  Discontinued Operations

        On June 2, 2006, we sold substantially all of the net assets and operations of our Womenswear Group. The results of operations and cash flows for this business, which were reported as a separate operating group, have been reported as discontinued operations in our consolidated statements of operations and statements of cash flow.

        During fiscal 2007, we collected the outstanding accounts receivable from the Womenswear Group's customers and sold the goods-in-transit of our Womenswear Group as of the date of the transaction as the goods were delivered to the purchaser of our Womenswear Group operations. Net sales for our Womenswear Group were $10.8 million in fiscal 2007. Pre-tax income (loss) recognized in discontinued operations was ($0.3) million in fiscal 2007. Tax expense (benefit) allocated to discontinued operations was ($0.1) million in fiscal 2007. No net sales or profits were recognized as a

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 30, 2010

Note 1. Summary of Significant Accounting Policies (Continued)

result of the discontinued Womenswear Group operations subsequent to fiscal 2007. There were no investing or financing activities related to discontinued operations for any period presented.

  Stock-Based Compensation

        We have certain stock-based employee compensation plans as described in Note 7, which provide for the ability to grant stock options, restricted stock and other stock-based awards to our employees and non-employee directors. We recognize share-based payments to employees and non-employee directors, including grants of employee stock options, in our consolidated statements of operations based on their fair values on the grant date.

        Using the fair value method, compensation expense, with a corresponding entry to additional paid-in capital, is recognized related to the issuance of restricted stock awards some of which were dependent upon us meeting certain performance measures in one year and the employee remaining employed by us for a specified time subsequent to the performance period, if applicable. The amount of compensation expense recognized over the performance and vesting period is calculated based upon the market value of the shares on the grant date. The compensation expense, less an estimated forfeiture rate if material, is recognized on a straight-line basis over the performance period and required service period. The estimated forfeiture rate is assessed and adjusted periodically as appropriate.

  Earnings (Loss) Per Share

        Basic net earnings (loss) per share is calculated as net earnings divided by the weighted average number of common shares outstanding during the period, including any unvested shares with nonforfeitable rights to dividends. Shares repurchased or received under an accelerated share repurchase program or other repurchase program are removed from the weighted average number of common shares outstanding upon repurchase and delivery. In November 2007 and May 2008, approximately 1.9 million and 0.6 million shares, respectively, were delivered under our $60 million accelerated share repurchase program, as discussed in Note 7.

        Diluted net earnings (loss) per share is calculated similarly to basic net earnings (loss) per share, except that it includes the potential dilution using the treasury stock method that could occur if dilutive securities, including stock options, were exercised. The treasury stock method assumes that shares are issued for stock options that are "in the money," and that we use the proceeds of such stock option exercises to repurchase shares at the average market value of our shares for the respective period. For purposes of the treasury stock method, proceeds consist of cash to be paid, future compensation expense to be recognized and the amount of tax benefits, if any, that will be credited to additional paid-in capital assuming exercise of the stock options. During fiscal 2009, fiscal 2008, the eight-month transition period ended February 2, 2008, and fiscal 2007, approximately 0.1 million, 0.2 million, 0.2 million and $0.0 million, respectively, of stock options were not considered in the computation of diluted earnings (loss) per share as the options were anti-dilutive.

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 30, 2010

Note 1. Summary of Significant Accounting Policies (Continued)

  Seasonality

        Although our various product lines are sold on a year-round basis, the demand for specific products or styles may be seasonal. For example, the demand for Tommy Bahama in our principal markets is higher in the spring season. Generally, our wholesale products are sold prior to each of the retail selling seasons, including spring, summer, fall and holiday. As the timing of product shipments and other events affecting the retail business may vary, we do not believe that results for any particular quarter are necessarily indicative of results for the full fiscal year. The following table presents the percentage of net sales and operating income by quarter (unaudited) for fiscal 2009.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	27%	24%	25%	24%
Operating income	33%	15%	27%	25%

  Use of Estimates

        The preparation of our consolidated financial statements in conformity with U.S. GAAP requires us to make certain estimates and assumptions that affect the amounts reported as assets, liabilities, revenues and expenses in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Note 2. Inventories

        The components of inventories are summarized as follows (in thousands):

	January 30, 2010	January 31, 2009
Finished goods	$108,788	$150,983
Work in process	6,972	6,440
Fabric, trim and supplies	5,707	8,917
LIFO reserve	(44,438)	(46,724)

Total inventory	$77,029	$119,616

        During fiscal 2009 and 2008, inventories valued on the LIFO basis were reduced, which resulted in a liquidation of LIFO inventory carried at the lower costs prevailing in prior years. The impact of the liquidation in fiscal 2009 and 2008 was to decrease cost of goods sold as compared to the cost of current year purchases by approximately $3.5 million and $1.2 million, respectively.

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 30, 2010

Note 3. Property, Plant and Equipment, Net

        Property, plant and equipment, carried at cost, is summarized as follows (in thousands):

	January 30, 2010	January 31, 2009
Land	$700	$700
Buildings	23,303	24,039
Machinery and equipment	83,568	78,124
Leasehold improvements	101,518	100,663

Subtotal	209,089	203,526
Less accumulated depreciation and amortization	(129,549)	(114,500)

Total property, plant and equipment, net	$79,540	$89,026

Note 4. Goodwill and Intangible Assets

        Intangible assets by category are summarized below (in thousands):

	January 30, 2010	January 31, 2009
Intangible assets with finite lives, which primarily consist of customer relationships:
Gross carrying amount	$43,154	$41,151
Accumulated amortization	(39,105)	(36,051)

Total intangible assets with finite lives, net	4,049	5,100
Intangible assets with indefinite lives:
Trademarks	133,441	130,899

Total intangible assets, net	$137,490	$135,999

        Based on the current estimated useful lives assigned to our intangible assets, amortization expense for fiscal 2010, fiscal 2011, fiscal 2012, fiscal 2013 and fiscal 2014 is expected to be $1.0 million, $0.7 million, $0.6 million, $0.4 million and $0.3 million, respectively.

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

        Goodwill primarily related to the acquisition of Tommy Bahama in June 2003, Ben Sherman in July 2004 and the third-party buying agent utilized by Tommy Bahama on February 1, 2008, were allocated to the Tommy Bahama, Ben Sherman and Tommy Bahama operating groups, respectively. No intangible assets were identified on the date of acquisition of the third-party buying agent of the Tommy Bahama Group; therefore, all amounts paid in excess of tangible assets and liabilities were

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 30, 2010

Note 4. Goodwill and Intangible Assets (Continued)

included in goodwill. As a result of our goodwill impairment test in fiscal 2008, we determined that the goodwill associated with the Tommy Bahama, Ben Sherman and Ely & Walker businesses was impaired and wrote off all goodwill amounts related to these acquisitions. The changes in the carrying amount of goodwill by operating group and in total, for fiscal 2009, fiscal 2008, the eight-month transition period ended February 2, 2008 and fiscal 2007 are as follows (in thousands):

	Tommy Bahama	Ben Sherman	Oxford Apparel	Total
Balance, June 2, 2006	$148,342	$49,043	$1,847	$199,232
Acquisition earn-out	22,264	—	—	22,264
Other	(1,674)	2,608	—	934

Balance, June 1, 2007	168,932	51,651	1,847	222,430
Acquisition of buying agent	35,491	—	—	35,491

Balance, February 2, 2008	204,423	51,651	1,847	$257,921
Impairment of goodwill	(204,423)	(37,731)	(1,847)	(244,001)
Impact of foreign currency exchange rate change prior to impairment of goodwill	—	(13,920)	—	(13,920)

Balance, January 31, 2009	$—	$—	$—	$—

Balance, January 30, 2010	$—	$—	$—	$—

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 30, 2010

Note 5. Debt

        The following table details our debt (in thousands) as of the dates specified:

	January 30, 2010	January 31, 2009

$175 million U.S. Secured Revolving Credit Facility ("U.S. Revolving Credit Agreement"), which is limited to a borrowing base consisting of specified percentages of eligible categories of assets, accrues interest, unused line fees and letter of credit fees based upon a pricing grid which is tied to average unused availability, requires interest payments monthly with principal due at maturity (August 2013) and is secured by a first priority security interest in the accounts receivable (other than royalty payments in respect of trademark licenses), inventory, investment property (including the equity interests of certain subsidiaries), general intangibles (other than trademarks, trade names and related rights), deposit accounts, intercompany obligations, equipment, goods, documents, contracts, books and records and other personal property of Oxford Industries, Inc. and substantially all of its domestic subsidiaries and a second priority interest in those assets in which the holders of the 11 3/8% Senior Secured Notes have a first priority interest

	$—	$27,722
£10 million Senior Secured Revolving Credit Facility ("U.K. Revolving Credit Agreement"), which accrues interest at the bank's base rate plus as much as 3.5%, requires interest payments monthly with principal payable on demand and is collateralized by substantially all of the United Kingdom assets of Ben Sherman(1)	—	5,083

11.375% Senior Secured Notes ("11 3/8% Senior Secured Notes"), which accrue interest at an annual rate of 11.375% (effective interest rate of 12%) and require interest payments semi-annually in January and July of each year, require payment of principal at maturity (July 2015), are subject to certain prepayment penalties, are secured by a first priority interest in all U.S. registered trademarks and certain related rights and certain future acquired real property owned in fee simple of Oxford Industries, Inc. and substantially all of its consolidated domestic subsidiaries and a second priority interest in those assets in which the lenders under the U.S. Revolving Credit Agreement have a first priority interest(2)

	150,000	—
8 7/8% Senior Unsecured Notes ("8 7/8% Senior Unsecured Notes"), which accrued interest (effective interest rate of 9.0%) and required interest payments semi-annually in June and December of each year, required payment of principal at maturity (June 2011) and were guaranteed by certain of our domestic subsidiaries(2)(3)	—	166,805
Unamortized discount(2)	(3,592)	(340)

Total debt	146,408	199,270
Short-term debt and current maturities of long-term debt	—	(5,083)

Long-term debt, less current maturities	$146,408	$194,187

(1)
We extended the U.K. Revolving Credit Agreement in fiscal 2009. Prior to the extension, the facility was for £12 million and accrued interest at the bank's base rate plus 1.35%.

(2)
In June 2009, we issued the 11 3/8% Senior Secured Notes at 97.353% of the $150 million principal amount, resulting in gross proceeds of $146.0 million. Proceeds from the 11 3/8% Senior Secured Notes and borrowings

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 30, 2010

Note 5. Debt (Continued)

  under our U.S. Revolving Credit Agreement were used to fund the satisfaction and discharge of the 8 7/8% Senior Unsecured Notes outstanding at that time.

(3)
In fiscal 2008, we repurchased and retired a principal amount of approximately $33.2 million of the $200.0 million 8 7/8% Senior Unsecured Notes principal outstanding for approximately $25.0 million in open market transactions. The repurchase of the 8 7/8% Senior Unsecured Notes and related write-off of approximately $0.4 million of deferred financing costs and unamortized debt discount associated with the 8 7/8% Senior Unsecured Notes resulted in a gain of approximately $7.8 million. The remaining $166.8 million of 8 7/8% Senior Unsecured Notes was satisfied and discharged in fiscal 2009 upon issuance of the 11 3/8% Senior Secured Notes.

        Our credit facilities are used to finance trade letters of credit, as well to provide funding for other operating activities, capital expenditures and acquisitions. As of January 30, 2010, approximately $21.1 million of trade letters of credit and other limitations on availability were outstanding against the U.S. Revolving Credit Agreement and the U.K. Revolving Credit Agreement. On January 30, 2010 we had approximately $112.7 million and $13.7 million in unused availability under the U.S. Revolving Credit Agreement and the U.K. Revolving Credit Agreement, respectively, subject to the respective limitations on borrowings set forth in the U.S. Revolving Credit Agreement, U.K. Revolving Credit Agreement and the indenture for the 11 3/8% Senior Secured Notes.

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

        Our U.S. Revolving Credit Agreement contains a financial covenant that applies only if unused availability under the U.S. Revolving Credit Agreement is less than the greater of (i) $26.25 million or (ii) 15% of the total revolving commitments for three consecutive business days. In such case, our fixed charge coverage ratio as defined in the U.S. Revolving Credit Agreement must not be less than 1.0 to 1.0 for the immediately preceding 12 fiscal months for which financial statements have been delivered. This financial covenant continues to apply until we have maintained unused availability under the U.S. Revolving Credit Agreement of more than the greater of (i) $26.25 million or (ii) 15% of the total revolving commitments for thirty consecutive days.

        Additionally, pursuant to the indenture governing our 11 3/8% Senior Secured Notes, our ability to incur certain indebtedness or to make certain restricted payments, as defined in the indenture, is subject to our meeting certain conditions, including in each case the condition that our fixed charge coverage ratio, as defined in the indenture, not be less than 2.0 to 1.0 for the preceding four fiscal quarters on a pro forma basis after giving effect to the proposed indebtedness or restricted payment and, in the case of a restricted payment, the condition that the aggregate total of all restricted payments not exceed a certain allowable amount calculated pursuant to a formula set forth in the

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 30, 2010

Note 5. Debt (Continued)

indenture. Restricted payments under the indenture include, without limitation, cash dividends to shareholders, repurchases of our capital stock, and certain investments.

        We believe that the affirmative covenants, negative covenants, financial covenants and other restrictions are customary for those included in similar facilities and notes. As of January 30, 2010, no financial covenant testing was required pursuant to our U.S. Revolving Credit Agreement as the minimum availability threshold was met. As of January 30, 2010, we were compliant with all covenants related to our credit facilities and 11 3/8% Senior Secured Notes.

        At any time prior to July 15, 2012, we may redeem all or a portion of the 11 3/8% Senior Secured Notes, on not less than 30 nor more than 60 days' prior notice, in amounts of $2,000 or an integral multiple of $1,000 in excess thereof, at a price equal to the greater of (i) 100% of the aggregate principal amount of the 11 3/8% Senior Secured Notes to be redeemed, together with accrued and unpaid interest, if any, to the date of redemption and (ii) as determined by an independent investment banker (as prescribed under the indenture), the sum of the present values of 105.688% of the principal amount of the 11 3/8% Senior Secured Notes being redeemed plus scheduled payments of interest (not including any portion of such payments of interest accrued as of the date of redemption) from the date of redemption to July 15, 2012 discounted to the redemption date on a semiannual basis (assuming a 360-day year consisting of twelve 30-day months) at the Adjusted Treasury Rate (as defined in the indenture) plus 50 basis points, together with accrued and unpaid interest, if any, to the date of redemption.

        On or after July 15, 2012, we may redeem all or a portion of the 11 3/8% Senior Secured Notes, on not less than 30 nor more than 60 days' prior notice, in amounts of $2,000 or an integral multiple of $1,000 in excess thereof at the following redemption prices (expressed as percentages of the principal amount), together with accrued and unpaid interest, if any, to the redemption date, if redeemed during the 12-month period beginning July 15 of the years indicated below:

2012	105.688%
2013	102.844%
2014 and thereafter	100.000%

Note 6. Commitments and Contingencies

        We have operating lease agreements for buildings, retail space, sales offices and equipment with varying terms. The aggregate minimum base rental commitments for all non-cancelable operating real property leases with original terms in excess of one year are $33.4 million, $31.7 million, $29.0 million, $27.0 million, $23.6 million and $48.3 million for fiscal 2010, fiscal 2011, fiscal 2012, fiscal 2013, fiscal 2014 and thereafter, respectively. Total rent expense under all leases was $43.4 million, $44.7 million, $27.2 million and $36.5 million in fiscal 2009, fiscal 2008, the eight-month transition period ended February 2, 2008 and fiscal 2007, respectively. Most leases provide for payments of real estate taxes, insurance and other operating expenses applicable to the property and contingent rent based on retail sales which are in included in total rent expense. However, these payments for real estate taxes, insurance, other operating expenses and contingent rent are not included in the aggregate minimum rental commitments above, as the amounts payable in future periods are generally not specified in the lease agreement and are dependent on future events. The total amount of such charges were

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 30, 2010

Note 6. Commitments and Contingencies (Continued)

$10.5 million, $10.3 million, $8.2 million and $10.8 million in fiscal 2009, fiscal 2008, the eight-month transition period ended February 2, 2008 and fiscal 2007, respectively, which includes $0.6 million, $0.7 million, $0.7 million and $1.2 million of percentage rent during fiscal 2009, fiscal 2008, the eight-month transition period ended February 2, 2008 and fiscal 2007, respectively.

        We are also currently obligated under certain apparel license and design agreements to make future minimum royalty and advertising payments of $3.9 million, $3.5 million, $1.9 million, $1.3 million and $1.0 million for fiscal 2010, fiscal 2011, fiscal 2012, fiscal 2013 and fiscal 2014, respectively, and none thereafter. These amounts do not include amounts that exceed the minimums required pursuant to the agreements.

        In a prior fiscal year, we discovered the presence of hazardous waste on one of our properties. We believe that remedial action will be required, including continued investigation, monitoring and treatment of groundwater and soil. As of January 30, 2010 and January 31, 2009, the reserve for the remediation of this site is approximately $4.1 million and $4.2 million, respectively, which is included in other non-current liabilities in our consolidated balance sheets. The amount recorded represents our estimate of the costs to clean up this site, based on currently available information. This estimate may change in future periods as more information on the activities required to remediate this site become known. No significant amounts have been recorded in the statement of operations for any periods presented.

Note 7. Shareholders Equity

Long-Term Stock Incentive Plan

        As of January 30, 2010 approximately 1.0 million share awards were available for issuance under our Long-Term Stock Incentive Plan (the "Long-Term Stock Incentive Plan"), which was initially approved by our shareholders on October 5, 2004 and which was amended with shareholder approval received on June 15, 2009 to, among other things, increase the number of share awards available for issuance. The plan allows us to grant stock-based awards to employees and non-employee directors in the form of stock options, stock appreciation rights, restricted share and/or restricted share units. Shares granted under our previous stock incentive plans, our 1992 Stock Option Plan and our 1997 Stock Option Plan continue to be governed under those plans and the individual agreements with respect to provisions relating to exercise, termination and forfeiture. No additional grants are available under the previous plans. Through December 2003 under the previous plans, we typically granted stock options to employees at the end of each fiscal year or at certain other times as determined by our Board of Directors or our compensation committee. Stock options were granted with an exercise price equal to the stock's fair market value on the date of grant. The previously granted stock options, including those still outstanding, had ten-year terms and vested and became exercisable in increments of 20% on each anniversary from the date of grant. In recent years, performance- and service-based restricted stock awards, rather than stock options, have been the primary vehicle in our stock-based compensation strategy, although we are not prohibited from granting other types of share-based compensation awards.

        Restricted shares granted in recent years generally vest three or four years from the date of grant if the employee is still employed by us on that date. At the time that the shares are issued, the

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 30, 2010

Note 7. Shareholders Equity (Continued)

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

        The table below summarizes the restricted stock award activity (in shares) during fiscal 2009, fiscal 2008, the eight-month transition period ended February 2, 2008 and fiscal 2007:

	Fiscal 2009		Fiscal 2008		Eight-month Transition Period Ended February 2, 2008		Fiscal 2007
	Number of Shares	Weighted- average grant date fair value	Number of Shares	Weighted- average grant date fair value	Number of Shares	Weighted- average grant date fair value	Number of Shares	Weighted- average grant date fair value
Restricted stock outstanding at beginning of fiscal period	353,657	$24	72,864	$42	88,910	$42	67,125	$42
Restricted stock issued	597,870	$11	346,975	$23	—	NA	40,440	$42
Restricted stock vested, including restricted stock repurchased from employee for employees' tax liability	(88,692)	$25	(48,182)	$42	(12,460)	$35	(13,536)	$45
Restricted stock forfeited	(52,335)	$19	(18,000)	$24	(3,586)	$42	(5,119)	$42

Restricted stock outstanding at end of fiscal period	810,500	$15	353,657	$24	72,864	$42	88,910	$42

        In addition, we grant restricted stock awards to our non-employee directors for a portion of each non-employee director's compensation The non-employee directors must complete certain service requirements; otherwise, the restricted shares are subject to forfeiture. On the date of issuance, the non-employee directors are entitled to the same dividend and voting rights as other holders of our common stock. The non-employee directors are restricted from transferring or selling the restricted shares prior to the end of the vesting period. As of January 30, 2010, less than 0.1 million of such awards were outstanding and unvested.

        As of January 30, 2010, there was approximately $7.2 million of unrecognized compensation expense related to unvested share-based compensation awards which have been issued. That expense is

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 30, 2010

Note 7. Shareholders Equity (Continued)

expected to be recognized through the first half of fiscal 2013. The following table summarizes information about the unvested shares as of January 30, 2010.

Restricted Stock Grant	Number of Shares	Average Market Price on Date of Grant	Vesting Date
March 2008 Restricted Stock Award	275,000	$22	March 2011
May 2009 Restricted Stock Award	142,500	$10	April 2013
June 2009 Restricted Stock Award	370,000	$12	April 2013
Other Restricted Stock Awards	23,000	$19	Various

	810,500

        A summary of the stock option activity during fiscal 2009, fiscal 2008, the eight-month transition period ended February 2, 2008 and fiscal 2007 is presented below:

	Fiscal 2009		Fiscal 2008		Eight-month Transition Period Ended February 2, 2008		Fiscal 2007
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Stock options outstanding, beginning of fiscal period	203,245	$25	231,865	$25	364,950	$22	533,180	$22
Stock options exercised	(1,800)	$11	(8,240)	$19	(122,685)	$15	(137,290)	$20
Stock options forfeited	(10,340)	$21	(20,380)	$28	(10,400)	$28	(30,940)	$28

Stock options outstanding, end of fiscal period	191,105	$25	203,245	$25	231,865	$25	364,950	$22

Stock options exercisable, end of fiscal period	191,105		203,245		181,865		216,350

        The total intrinsic value for options exercised during fiscal 2009, fiscal 2008, the eight-month transition period ended February 2, 2008 and fiscal 2007 was approximately $0.1 million, $0.1 million, $2.2 million and $3.3 million, respectively. The total grant-date fair value for options that vested during fiscal 2008, the eight-month transition period ended February 2, 2008 and fiscal 2007 was approximately $0.6 million, $1.4 million and $1.8 million, respectively. No stock options vested in fiscal 2009. The aggregate intrinsic value for options outstanding and exercisable as of January 30, 2010 was approximately $0.3 million.

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 30, 2010

Note 7. Shareholders Equity (Continued)

        The following table summarizes information about stock options outstanding as of January 30, 2010.

Date of Option Grant	Number of Shares	Exercise Price	Grant-Date Fair Value	Number Exercisable	Expiration Date
July 10, 2000	1,600	$8.63	$2.03	1,600	July 10, 2010
July 16, 2001	11,895	$10.73	$3.18	11,895	July 16, 2011
July 15, 2002	32,940	$11.73	$3.25	32,940	July 15, 2012
August 18, 2003	75,320	$26.44	$11.57	75,320	Aug. 18, 2013
December 16, 2003	69,350	$32.75	$14.17	69,350	Dec. 16, 2013

	191,105			191,105

  Accelerated Share Repurchase Program

        On November 8, 2007, we entered into a $60 million accelerated share repurchase agreement with Bank of America, N.A., an unrelated third party. On that date, we made a payment of $60 million to Bank of America that was funded by borrowings under our prior revolving credit agreement. Bank of America made an initial delivery to us of approximately 1.9 million shares during November 2007 and a final delivery of approximately 0.6 million shares during May 2008 upon completion of the program. Pursuant to the accelerated share repurchase program we acquired an aggregate of approximately 2.5 million shares at a price of $24.03 per share. The accelerated share repurchase program is complete and no additional shares will be received pursuant to the agreement.

  Common Stock

        We had 60 million shares of $1.00 par value per share common stock authorized for issuance as of January 30, 2010 and January 31, 2009. We had 16.5 million and 15.9 million shares of common stock issued and outstanding as of January 30, 2010 and January 31, 2009, respectively.

  Preferred Stock

        We have 30 million shares of $1.00 par value preferred stock authorized for issuance. No shares were issued or outstanding as of January 30, 2010 or January 31, 2009

  Employee Stock Purchase Plan

        On October 5, 2004, our shareholders approved the Employee Stock Purchase Plan ("ESPP"). On June 15, 2009, our shareholders approved an amendment to the ESPP to increase the number of shares authorized for issuance. There were approximately 0.6 million shares of common stock authorized for issuance under the ESPP as of January 30, 2010, which allows for qualified employees to purchase shares on a quarterly basis, based on certain limitations, through payroll deductions. There are no vesting or other restrictions on the stock purchased by employees under the ESPP. On the last day of each calendar quarter, the accumulated payroll deductions are applied toward the purchase of our common stock at a price equal to 85% of the closing market price on that date. Stock compensation expense related to the employee stock purchase plan recognized was $0.1 million, $0.1 million,

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 30, 2010

Note 7. Shareholders Equity (Continued)

$0.1 million and $0.2 million in fiscal 2009, fiscal 2008, the eight-month transition period ended February 2, 2008 and fiscal 2007.

Note 8. Income Taxes

        The provision (benefit) for income taxes includes the following (in thousands):

	Fiscal 2009	Fiscal 2008	Eight- month Transition Period Ended February 2, 2008	Fiscal 2007
Current:
Federal	$10,117	$8,576	$8,374	$25,514
State	1,713	1,063	943	2,537
Foreign	1,453	846	2,093	2,593

	13,283	10,485	11,410	30,644
Adjustment for enacted tax rate changes	—	—	(1,891)	—
Deferred—Federal and State	(7,936)	(13,136)	(2,024)	(1,708)
Deferred—Foreign	(178)	(13,118)	(401)	(2,988)

Income Taxes	$5,169	$(15,769)	$7,094	$25,948

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 30, 2010

Note 8. Income Taxes (Continued)

        Reconciliations of the United States federal statutory income tax rates and our effective tax rates are summarized as follows:

	Fiscal 2009	Fiscal 2008	Eight- month Transition Period Ended February 2, 2008	Fiscal 2007
Statutory rate	35.0%	35.0%	35.0%	35.0%
State income taxes—net of federal income tax benefit	0.5%	1.0%	3.1%	1.9%
Impact of foreign earnings (loss)(1)	(11.4)%	1.2%	(7.0)%	(2.4)%
Valuation allowance against foreign losses and other carryforwards(1)	6.0%	—	—	—
Impact of APB 23 assertion(2)	—	—	—	(4.5)%
Change in contingency reserves	(0.4)%	0.2%	—	0.9%
Other adjustment(3)(4)	(2.0)%	—	—	2.1%
Impact of enacted tax rate changes	—	—	(7.4)%	—
Impact of non-deductible goodwill impairment(5)	—	(31.5)%	—	—
Other, net	(1.6)%	(0.4)%	2.3%	0.4%

Effective rate for continuing operations	26.1%	5.5%	26.0%	33.4%

(1)
The percentage in fiscal 2009 reflects the benefit of foreign losses including the reversal of deferred taxes recorded on undistributed earnings in prior years. A portion of this benefit is estimated to have a less than 50% probability of being realized and is therefore reduced by a valuation allowance. The percentage in the eight-month transition period ended February 2, 2008 is due to the change in the amortization amount of goodwill being proportional to the change in the fiscal calendar, but the change in our earnings (loss) before income taxes was not proportional to the change in the fiscal calendar.

(2)
We made the determination in the fourth quarter of fiscal 2007 that our original investment in the Ben Sherman U.K. subsidiary is considered to be permanently reinvested and, accordingly, recorded an income tax benefit to reverse the deferred tax liability previously recorded related to the excess of book over tax basis.

(3)
The other adjustment in fiscal 2009 reflects the change in expected tax impact to be realized upon reversal of deferred tax assets and liabilities, caused by changes in state tax rates and apportionment of total taxable income among jurisdictions.

(4)
The other adjustment in fiscal 2007 relates to reconciliation adjustments to tax balances arising in prior years.

(5)
In fiscal 2008, we recorded an impairment of goodwill which resulted in a non-deductible difference.

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 30, 2010

Note 8. Income Taxes (Continued)

        Deferred tax assets and liabilities are comprised of the following (in thousands):

	January 30, 2010	January 31, 2009
Deferred Tax Assets:
Inventories	$7,311	$4,140
Accrued compensation and benefits	7,230	5,890
Allowance for doubtful accounts	491	619
Depreciation and amortization	11,187	10,030
Non-current liabilities	1,583	1,660
Deferred rent and lease obligations	978	1,165
Operating loss carryforwards	2,128	1,303
Other, net	4,184	2,361

Deferred tax assets	35,092	27,168
Deferred Tax Liabilities:
Acquired intangible assets	46,588	46,439
Foreign	510	1,470

Deferred tax liabilities	47,098	47,909
Valuation allowance	2,539	1,210

Net deferred tax liability	$(14,545)	$(21,951)

        As of January 30, 2010 and January 31, 2009, we had undistributed earnings of foreign subsidiaries of approximately $7.1 million and $7.9 million, respectively, which have been provided for in our income tax provision, as the earnings are not considered permanently reinvested outside of the United States. If the earnings were repatriated to the United States, the earnings would be subject to United States taxation at that time. The amount of deferred tax liability recognized associated with the undistributed earnings as of January 30, 2010 and January 31, 2009 was approximately $0.5 million, and $1.5 million, respectively, which represents the approximate excess of the United States tax liability over the creditable foreign taxes paid that would result from a full remittance of undistributed earnings.

        Upon the adoption of new guidance related to the accounting for uncertain tax positions at the beginning of the eight-month transition period ended February 2, 2008, we recognized an immaterial increase to retained earnings and a reduction of deferred income taxes in our consolidated balance

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 30, 2010

Note 8. Income Taxes (Continued)

sheets. A reconciliation of unrecognized tax benefits at the beginning and end of year is as follows (in thousands):

	Fiscal 2009	Fiscal 2008	Eight- month transition period ended February 2, 2008
Balance at beginning of period	$4,558	$5,082	$5,271
Additions for current year tax positions	32	29	60
Expiration of the statute of limitation for the assessment of taxes	(670)	(362)	(4)
Additions for tax positions of prior year	691	133	815
Reductions for tax positions of prior year	(64)	(324)	(677)
Settlements	(145)	—	(383)

Balance at end of period	4,402	4,558	5,082

        Included in the unrecognized tax benefits at January 30, 2010 and January 31, 2009 was $4.4 million and $4.6 million, respectively, of tax benefits that, if recognized, would reduce our annual effective rate. The net accrual of potential interest related to these unrecognized tax benefits was less than $0.1 million, less than $0.1 million and $0.4 million during fiscal 2009, fiscal 2008 and the eight-month transition period ended February 2, 2008, respectively. As of January 30, 2010 and January 31, 2009, we have recognized in our consolidated balance sheets, total liabilities for potential penalties and interest of $0.3 million and $0.6 million, respectively. It is reasonably possible that the amount of unrecognized benefit with respect to certain of our unrecognized tax positions will increase or decrease within the next twelve months. Events that may cause these changes include the settlement of issues with taxing authorities or expiration of statutes of limitations. At this time, an estimate of the reasonably possible changes cannot be made.

Note 9. Defined Contribution Plans

        We have a tax-qualified voluntary retirement savings plan covering substantially all full-time United States employees and other similar plans covering certain foreign employees. If a participant decides to contribute, a portion of the contribution is matched by us. Our expense under these defined contribution plans in fiscal 2009, fiscal 2008, the eight-month transition period ended February 2, 2008 and fiscal 2007 were $1.2 million, $2.4 million, $1.8 million and $2.8 million, respectively.

        Additionally, we incur certain charges related to our deferred compensation plan as discussed in Note 1. Realized and unrealized gains and losses on the deferred compensation plan investments are recorded in SG&A in our consolidated statements of operations and substantially offset the changes in deferred compensation liabilities to participants resulting from changes in market values. The total expense for our match under these non-qualified deferred compensation plans in fiscal 2009, fiscal 2008, the eight-month transition period ended February 2, 2008 and fiscal 2007 was approximately $0.2 million, $0.2 million, $0.3 million, and $0.3 million, respectively.

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 30, 2010

Note 10. Operating Groups

        Our business is operated through our four operating groups: Tommy Bahama, Ben Sherman, Lanier Clothes and Oxford Apparel. We identify our operating groups based on the way our management organizes the components of our business for purposes of allocating resources and assessing performance.

        Tommy Bahama designs, sources and markets collections of men's and women's sportswear and related products. Tommy Bahama products can be found in our owned and licensed Tommy Bahama retail stores and on our e-commerce website as well as in certain department stores and independent specialty stores throughout the United States. The target consumers of Tommy Bahama are affluent men and women age 35 and older who embrace a relaxed and casual approach to daily living. We also license the Tommy Bahama name for various product categories and operate Tommy Bahama restaurants.

        Ben Sherman is a London-based designer, marketer and distributor of branded sportswear and related products. Ben Sherman was established in 1963 as an edgy, young men's, "Mod"-inspired shirt brand and has evolved into a British lifestyle brand of apparel targeted at youthful-thinking men age 19 to 35 throughout the world. We offer a full Ben Sherman sportswear collection as well as tailored clothing and accessories. Our Ben Sherman products can be found in certain department stores and a variety of independent specialty stores, as well as in our owned and licensed Ben Sherman retail stores and on our e-commerce websites. We also license the Ben Sherman name for various product categories.

        Lanier Clothes designs and markets branded and private label men's suits, sportcoats, suit separates and dress slacks across a wide range of price points. Certain Lanier Clothes products are sold using trademarks licensed to us by third parties, including Kenneth Cole, Dockers, and Geoffrey Beene. We also offer branded tailored clothing products under our Billy London and Arnold Brant trademarks. In addition to our branded businesses, we design and source certain private label tailored clothing products, which are products sold exclusively to one customer under a brand name that is owned or licensed by such customer. Significant private label brands include Stafford, Lands' End and Alfani. Our Lanier Clothes products are sold to national chains, department stores, mass merchants, specialty stores, specialty catalog retailers and discount retailers throughout the United States.

        Oxford Apparel produces branded and private label dress shirts, suit separates, sport shirts, casual slacks, outerwear, sweaters, jeans, swimwear, westernwear and golf apparel. We design and source certain private label programs for several customers, including programs for Costco, Lands' End, Target, Macy's and Sears. Significant owned brands of Oxford Apparel include Oxford Golf, Ely, Cattleman and Cumberland Outfitters. Oxford Apparel also owns a two-thirds interest in the entity that owns the Hathaway trademark in the United States and several other countries. Additionally, Oxford Apparel licenses from third parties the right to use certain trademarks including Dockers and United States Polo Association for certain apparel products. Our Oxford Apparel products are sold to a variety of department stores, mass merchants, specialty catalog retailers, discount retailers, specialty stores, "green grass" golf merchants and Internet retailers throughout the United States.

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 30, 2010

Note 10. Operating Groups (Continued)

        Corporate and Other is a reconciling category for reporting purposes and includes our corporate office, substantially all financing activities, elimination of inter-segment sales, LIFO inventory accounting adjustments and other costs that are not allocated to the operating groups. Our LIFO inventory pools do not correspond to our operating group definitions. Therefore, LIFO inventory accounting adjustments are not allocated to operating groups. Total assets for Corporate and Other include the LIFO inventory reserve of ($44.4) million and ($46.7) million at January 30, 2010 and January 31, 2009, respectively.

        The tables below presents certain information about our operating groups included in continuing operations (in thousands):

	Fiscal 2009	Fiscal 2008	Eight-month Transition Period Ended February 2, 2008	Fiscal 2007
Net Sales
Tommy Bahama	$363,084	$421,687	$284,611	$465,121
Ben Sherman	102,309	133,522	101,578	156,773
Lanier Clothes	114,542	135,581	107,457	165,159
Oxford Apparel	221,114	257,125	201,301	339,309
Corporate and Other	(391)	(399)	851	2,545

Total	$800,658	$947,516	$695,798	$1,128,907

Depreciation
Tommy Bahama	$14,576	$16,667	$9,314	$12,036
Ben Sherman	3,000	2,367	1,848	2,203
Lanier Clothes	528	884	540	878
Oxford Apparel	766	1,767	890	1,175
Corporate and Other	610	268	247	428

Total	$19,480	$21,953	$12,839	$16,720

Amortization of Intangible Assets
Tommy Bahama	$888	$1,418	$1,445	$2,975
Ben Sherman	329	1,322	1,548	3,267
Lanier Clothes	—	60	80	60
Oxford Apparel	39	103	111	103

Total	$1,256	$2,903	$3,184	$6,405

Impairment of Goodwill, Intangible Assets and Investment in an Unconsolidated Entity
Tommy Bahama	$—	$221,559	$—	$—
Ben Sherman	—	83,766	—	—
Lanier Clothes	—	2,207	—	—
Oxford Apparel	—	7,281	—	—

Total	$—	$314,813	$—	$—

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 30, 2010

Note 10. Operating Groups (Continued)

	Fiscal 2009	Fiscal 2008	Eight-month Transition Period Ended February 2, 2008	Fiscal 2007
Operating Income (Loss)
Tommy Bahama	$37,515	$(173,448)	$38,041	$81,533
Ben Sherman	(8,616)	(84,988)	4,147	8,372
Lanier Clothes	12,389	(8,283)	315	4,238
Oxford Apparel	19,372	11,627	12,001	22,749
Corporate and Other	(19,506)	(16,199)	(11,931)	(16,978)

Total Operating Income (Loss)	41,154	(271,291)	42,573	99,914
Gain on repurchase of 8 7/8% Senior Unsecured Notes	—	7,767	—	—
Interest expense, net	21,361	23,702	15,302	22,214

Earnings (Loss) Before Income Taxes	$19,793	$(287,226)	$27,271	$77,700

Purchases of Property, Plant and Equipment
Tommy Bahama	$5,618	$15,020	$18,193	$26,790
Ben Sherman	3,442	1,836	2,510	3,837
Lanier Clothes	21	186	107	287
Oxford Apparel	166	873	108	184
Corporate and Other	2,076	2,820	179	214

Total	$11,323	$20,735	$21,097	$31,312

	January 30, 2010	January 31, 2009
Assets
Tommy Bahama	$256,759	$283,427
Ben Sherman	69,349	74,114
Lanier Clothes	39,213	49,988
Oxford Apparel	73,647	72,731
Corporate and Other	(13,794)	(12,578)

Total	$425,174	$467,682

Intangible Assets, net
Tommy Bahama	$113,173	$114,060
Ben Sherman	24,289	21,872
Oxford Apparel	28	67

Total	$137,490	$135,999

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 30, 2010

Note 10. Operating Groups (Continued)

        Information for the net book value of our long-lived assets, including property, plant and equipment and intangible assets, by geographic area is presented below (in thousands):

	January 30, 2010	January 31, 2009
United States	$186,719	$197,368
United Kingdom	28,276	25,843
Other foreign	2,035	1,814

Total	$217,030	$225,025

        Information for the net sales recognized by geographic area is presented below (in thousands):

	Fiscal 2009	Fiscal 2008	Eight-month Transition Period Ended February 2, 2008	Fiscal 2007
United States and Canada	$724,269	$839,925	$610,325	$1,005,925
United Kingdom and Europe	71,806	100,060	82,909	121,998
Other	4,583	7,531	2,564	984

Total	$800,658	$947,516	$695,798	$1,128,907

Note 11. Restructuring Charges and Other Unusual Items

        During fiscal 2009, we incurred approximately $2.0 million of charges related to certain restructuring initiatives in our Ben Sherman operating group, $1.7 million of which were included in SG&A in our consolidated statements of operations with the remaining amounts included in cost of goods sold. The restructuring charges primarily relate to our exit from the Ben Sherman footwear, kids' and women's operations as well as other streamlining initiatives. These charges primarily consist of employee termination costs and certain contract termination costs. Substantially all such costs were paid during fiscal 2009.

        During fiscal 2008, we incurred approximately $15.2 million of charges and other unusual items in our operating groups related to our exit from certain businesses and continued focus on reducing overhead within all operating groups. These charges include $4.8 million of impairment charges related to the Arnold Brant and Solitude trademarks and certain property, plant and equipment which we no longer use. In addition to these restructuring charges recognized in fiscal 2008, we recognized other unusual items totaling a charge of $0.3 million in Lanier Clothes and a net benefit of $1.2 million in Oxford Apparel, substantially all of which is reflected in SG&A.

        During fiscal 2008, Lanier Clothes incurred restructuring charges totaling approximately $9.8 million primarily associated with our decision to exit from certain license agreements relating to the Nautica and Oscar de la Renta brands and the restructuring of our Arnold Brant business. These charges include costs associated with the disposal of the inventory, payments related to license termination, the impairment of intangible assets associated with the Arnold Brant business of $2.2 million, severance costs, the $0.2 million impairment of certain property, plant and equipment and

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 30, 2010

Note 11. Restructuring Charges and Other Unusual Items (Continued)

charges associated with certain leased office space. Approximately $2.8 million and $2.2 million of these charges were recorded in SG&A and impairment of goodwill, intangible assets and investment in an unconsolidated entity, respectively, in our consolidated statements of operations. The remaining charges, which relate to inventory disposal, were recognized in net sales and cost of goods sold in our consolidated statements of operations.

        Oxford Apparel incurred certain restructuring charges totaling approximately $2.7 million during fiscal 2008 primarily associated with the decision to exit the Solitude and other businesses. These charges include costs associated with the disposal of inventory of $0.5 million which are classified as a reduction to net sales and the impairment of intangible assets of $1.1 million associated with the Solitude business recorded in impairment of goodwill, intangible assets and investment in an unconsolidated entity, $0.9 million of impairment of property, plant and equipment and $0.3 million of severance related costs. Approximately $1.2 million of the charges were recorded in SG&A in our consolidated statements of operations. Oxford Apparel also recorded a net benefit of $1.2 million primarily related to the resolution of a contingent liability and the sale of a trademark partially offset by an increase in our bad debt reserve due to certain customers' bankruptcy filings, all of which were recorded in SG&A in our consolidated statements of operations.

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

Note 12. Related Party Transactions

        SunTrust Banks, Inc. and its subsidiaries ("SunTrust") hold shares of our common stock in various fiduciary and agency capacities. Mr. J. Hicks Lanier, our Chief Executive Officer, is on the board of directors of SunTrust and is a member of its Audit and Risk Committees. Mr. E. Jenner Wood, III, a board member of Oxford Industries, Inc., was Chairman, President and Chief Executive Officer of SunTrust Bank, Central Group, during fiscal 2009, fiscal 2008, the eight-month transition period ended February 2, 2008 and fiscal 2007 and has been an executive officer of SunTrust Banks, Inc. since December 2008.

        We maintain a syndicated credit facility under which SunTrust served as agent and lender. In fiscal 2009, fiscal 2008, the eight-month transition period ended February 2, 2008 and fiscal 2007, the services provided and interest and fees paid to SunTrust in connection with such services are set forth below (in thousands):

	Fiscal 2009	Fiscal 2008	Eight-month Transition Period Ended February 2, 2008	Fiscal 2007
Service
Interest and agent fees for our credit facility	$353	$1,146	$592	$525
Cash management and senior notes related services	$85	$93	$72	$56
Other	$8	$8	$4	$10

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 30, 2010

Note 12. Related Party Transactions (Continued)

        Our aggregate payments to SunTrust and its subsidiaries for these services, did not exceed 1% of our gross revenues during the periods presented or 1% of SunTrust's gross revenues during its fiscal years ended December 31, 2009, December 31, 2008 and December 31, 2007.

Note 13. Summarized Quarterly Data (unaudited)

        Each of our fiscal quarters consist of thirteen week periods, beginning on the first day after the end of the prior fiscal quarter. Following is a summary of our fiscal 2009 and fiscal 2008 quarterly results, as modified to reflect our change in method of accounting for certain inventories which impacted gross profit and net earnings as well as the change in weighted average shares outstanding as a result of the adoption of new guidance relating to unvested shares which receive nonforfeitable dividends, both as discussed in Note 1 (in thousands, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Fiscal 2009
Net sales	$216,731	$192,887	$200,538	$190,502	$800,658
Cost of goods sold	126,797	115,514	120,175	104,489	466,975

Gross profit	89,934	77,373	80,363	86,013	333,683
SG&A	78,683	73,637	72,426	79,584	304,330
Amortization of intangible assets	308	315	317	316	1,256
Royalties and other operating income	2,469	2,916	3,596	4,076	13,057

Operating income (loss)	13,412	6,337	11,216	10,189	41,154
Interest expense, net	4,565	6,245	5,302	5,249	21,361

Earnings, (loss) before income taxes	8,847	92	5,914	4,940	19,793
Income taxes (benefit)	2,236	272	1,609	1,052	5,169

Net earnings (loss)	6,611	(180)	4,305	3,888	14,624

Basic net earnings (loss) per common share	$0.42	$(0.01)	$0.26	$0.24	$0.90

Diluted net earnings (loss) per common share	$0.42	$(0.01)	$0.26	$0.24	$0.90

Weighted Average Common Shares Outstanding:
Basic	15,876	16,288	16,522	16,503	16,297

Diluted	15,876	16,288	16,533	16,517	16,304

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 30, 2010

Note 13. Summarized Quarterly Data (unaudited) (Continued)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Fiscal 2008
Net sales	$272,942	$230,520	$244,186	$199,868	$947,516
Cost of goods sold	156,572	133,519	149,048	121,175	560,314

Gross profit	116,370	97,001	95,138	78,693	387,202
SG&A	99,634	88,972	84,637	84,828	358,071
Amortization of intangible assets	788	784	692	639	2,903
Impairment of goodwill, intangible assets and investment in an unconsolidated entity	—	3,274	—	311,539	314,813
Royalties and other operating income	4,188	4,351	4,584	4,171	17,294

Operating income (loss)	20,136	8,322	14,393	(314,142)	(271,291)
Gain on repurchase of 8 7/8% Senior Unsecured Notes	—	—	—	7,767	7,767
Interest expense, net	6,332	5,985	6,437	4,948	23,702

Earnings, (loss) before income taxes	13,804	2,337	7,956	(311,323)	(287,226)
Income taxes (benefit)	4,250	663	2,262	(22,944)	(15,769)

Net earnings (loss)	9,554	1,674	5,694	(288,379)	(271,457)

Basic net earnings (loss) per common share	$0.59	$0.10	$0.36	$(18.19)	$(17.00)

Diluted net earnings (loss) per common share	$0.59	$0.10	$0.36	$(18.19)	$(17.00)

Weighted Average Common Shares Outstanding:
Basic	16,193	15,965	15,860	15,857	15,968

Diluted	16,211	15,982	15,875	15,857	15,968

        The sum of the quarterly earnings (loss) per common share amounts for fiscal 2009 do not equal the earnings (loss) for fiscal 2009 due to rounding. The sum of the quarterly earnings (loss) amounts for fiscal 2008 do not equal the earnings (loss) for fiscal 2008 due to the impact of the timing of the losses in the fourth quarter of fiscal 2008 occurring in a quarter with lower weighted average shares outstanding than earlier quarters during the year and rounding.

        The fourth quarter of fiscal 2008 includes the following significant adjustments and transactions, each presented on a pre-tax basis (1) a goodwill and intangible asset impairment charge of approximately $311.5 million and (2) a gain of $7.8 million associated with the repurchase of certain of our 8 7/8% Senior Unsecured Notes.

Note 14. Condensed Consolidating Financial Statements

        Our 11 3/8% Senior Secured Notes are guaranteed by substantially all of our wholly-owned domestic subsidiaries ("Subsidiary Guarantors"). All guarantees are full and unconditional. For consolidated financial reporting purposes, non-guarantors consist of our subsidiaries which are organized outside the

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 30, 2010

Note 14. Condensed Consolidating Financial Statements (Continued)

United States and certain domestic subsidiaries. We use the equity method with respect to investment in subsidiaries included in other non-current assets in our condensed consolidating financial statements. Set forth below are our condensed consolidating balance sheets as of January 30, 2010 and January 31, 2009 (in thousands) as well as our condensed consolidating statements of operations and statements of cash flows for fiscal 2009, fiscal 2008, the eight-month transition period ended February 2, 2008 and fiscal 2007 (in thousands).

OXFORD INDUSTRIES, INC.
CONDENSED CONSOLIDATING BALANCE SHEETS
January 30, 2010

	Oxford Industries (Parent)	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated Total
ASSETS
Cash and cash equivalents	$5,954	$782	$1,552	$—	$8,288
Receivables, net	35,943	2,412	45,958	(9,915)	74,398
Inventories	14,218	51,911	11,897	(997)	77,029
Prepaid expenses and deferred tax assets	17,292	8,111	3,103	(3,918)	24,588

Total current assets	73,407	63,216	62,510	(14,830)	184,303
Property, plant and equipment, net	13,997	59,939	5,604	—	79,540
Intangible assets, net	28	113,173	24,289	—	137,490
Other non-current assets, net	499,389	148,932	4,216	(628,696)	23,841

Total Assets	$586,821	$385,260	$96,619	$(643,526)	$425,174

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities	39,507	27,319	38,686	(9,650)	95,862
Long-term debt, less current portion	146,408	—	—	—	146,408
Non-current liabilities	300,896	(288,230)	145,195	(107,795)	50,066
Deferred income taxes	(4,407)	27,000	6,794	(966)	28,421
Total shareholders'/invested equity	104,417	619,171	(94,056)	(525,115)	104,417

Total Liabilities and Shareholders' Equity	$586,821	$385,260	$96,619	$(643,526)	$425,174

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 30, 2010

Note 14. Condensed Consolidating Financial Statements (Continued)

OXFORD INDUSTRIES, INC.
CONDENSED CONSOLIDATING BALANCE SHEETS
January 31, 2009

	Oxford Industries (Parent)	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated Total
ASSETS
Cash and cash equivalents	$1,527	$104	$1,659	$—	$3,290
Receivables, net	28,842	11,407	45,529	(7,211)	78,567
Inventories	34,926	71,509	15,475	(2,294)	119,616
Prepaid expenses	9,740	8,735	2,529	—	21,004

Total current assets	75,035	91,755	65,192	(9,505)	222,477
Property, plant and equipment, net	9,025	74,804	5,197	—	89,026
Intangible assets, net	67	114,060	21,872	—	135,999
Other non-current assets, net	453,615	145,954	35,275	(614,664)	20,180

Total Assets	$537,742	$426,573	$127,536	$(624,169)	$467,682

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities	41,793	23,027	49,185	(7,172)	106,833
Long-term debt, less current portion	194,187	—	—	—	194,187
Non-current liabilities	218,200	(167,950)	106,144	(109,150)	47,244
Deferred income taxes	(3,745)	29,607	6,249	—	32,111
Total shareholders'/invested equity	87,307	541,889	(34,042)	(507,847)	87,307

Total Liabilities and Shareholders' Equity	$537,742	$426,573	$127,536	$(624,169)	$467,682

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 30, 2010

Note 14. Condensed Consolidating Financial Statements (Continued)

OXFORD INDUSTRIES, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Fiscal 2009

	Oxford Industries (Parent)	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated Total
Net sales	$361,420	$370,062	$106,960	$(37,784)	$800,658
Cost of goods sold	287,672	148,364	49,224	(18,285)	466,975

Gross profit	73,748	221,698	57,736	(19,499)	333,683
SG&A including amortization of intangible assets	65,912	201,154	60,656	(22,136)	305,586
Royalties and other income	82	8,690	6,373	(2,088)	13,057

Operating income	7,918	29,234	3,453	549	41,154
Interest (income) expense, net	23,216	(4,930)	3,452	(377)	21,361
Income(loss) from equity investment	23,754	—	—	(23,754)	—

Earnings (loss) before income taxes	8,456	34,164	1	(22,828)	19,793
Income taxes (benefit)	(5,566)	9,460	950	325	5,169

Net earnings (loss)	$14,022	$24,704	$(949)	$(23,153)	$14,624

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 30, 2010

Note 14. Condensed Consolidating Financial Statements (Continued)

OXFORD INDUSTRIES, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Fiscal 2008

	Oxford Industries (Parent)	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated Total
Net sales	$386,638	$460,597	$150,090	$(49,809)	$947,516
Cost of goods sold	310,961	208,168	64,617	(23,432)	560,314

Gross profit	75,677	252,429	85,473	(26,377)	387,202
SG&A including amortization of intangible assets	70,003	205,796	112,092	(26,917)	360,974
Impairment of goodwill, intangible assets and an unconsolidated entity	2,914	228,133	83,766	—	314,813
Royalties and other income	613	11,652	6,602	(1,573)	17,294

Operating income	3,373	(169,848)	(103,783)	(1,033)	(271,291)
Gain on repurchase of 8 7/8% Senior Unsecured Notes	7,767	—	—	—	7,767
Interest (income) expense, net	25,848	(11,193)	9,046	1	23,702
Income (loss) from equity investment	(259,831)	—	—	259,831	—

Earnings (loss) before income taxes	(274,539)	(158,655)	(112,829)	258,797	(287,226)
Income taxes (benefit)	(3,755)	258	(11,910)	(362)	(15,769)

Net earnings (loss)	$(270,784)	$(158,913)	$(100,919)	$259,159	$(271,457)

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 30, 2010

Note 14. Condensed Consolidating Financial Statements (Continued)

OXFORD INDUSTRIES, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Eight-month Transition Period Ended February 2, 2008

	Oxford Industries (Parent)	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated Total
Net sales	$302,259	$313,168	$107,415	$(27,044)	$695,798
Cost of goods sold	239,653	139,311	46,142	(6,647)	418,459

Gross profit	62,606	173,857	61,273	(20,397)	277,339
SG&A including amortization of intangible assets	60,594	151,737	55,765	(20,879)	247,217
Royalties and other income	162	7,502	5,794	(1,007)	12,451

Operating income (loss)	2,174	29,622	11,302	(525)	42,573
Interest (income) expense, net	18,111	(9,241)	6,396	36	15,302
Income (loss) from equity investment	31,660	260	—	(31,920)	—

Earnings (loss) before income taxes	15,723	39,123	4,906	(32,481)	27,271
Income taxes (benefit)	(4,818)	11,548	561	(197)	7,094

Net earnings (loss)	$20,541	$27,575	$4,345	$(32,284)	$20,177

OXFORD INDUSTRIES, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Fiscal 2007

	Oxford Industries (Parent)	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated Total
Net sales	$486,851	$526,631	$155,970	$(40,545)	$1,128,907
Cost of goods sold	379,398	242,452	70,022	(9,792)	682,080

Gross profit	107,453	284,179	85,948	(30,753)	446,827
SG&A including amortization of intangible assets	92,950	224,900	77,886	(32,361)	363,375
Royalties and other income	2,111	9,328	6,480	(1,457)	16,462

Operating income	16,614	68,607	14,542	151	99,914
Interest (income) expense, net	25,852	(12,067)	8,338	91	22,214
Income from equity investment	59,586	3	—	(59,589)	—

Earnings before income taxes	50,348	80,677	6,204	(59,529)	77,700
Income taxes (benefit)	(1,364)	27,209	83	20	25,948

Net earnings from continuing operations	51,712	53,468	6,121	(59,549)	51,752
Earnings (loss) from discontinued operations, net of tax	(183)	(64)	—	64	(183)

Net earnings	$51,529	$53,404	$6,121	$(59,485)	$51,569

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 30, 2010

Note 14. Condensed Consolidating Financial Statements (Continued)

OXFORD INDUSTRIES, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW
Fiscal 2009

	Oxford Industries (Parent)	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated Total
Cash Flows From Operating Activities
Net cash (used in) provided by operating activities	$28,709	$48,148	$4,938	$(226)	$81,569
Cash Flows from Investing Activities
Equity investment in subsidiary	(3,613)	—	—	3,613	—
Purchases of property, plant and equipment	(3,573)	(5,618)	(2,132)	—	(11,323)
Proceeds from sale of property, plant and equipment	11	—	—	—	11

Net cash (used in) provided by investing activities	(7,175)	(5,618)	(2,132)	3,613	(11,312)
Cash Flows from Financing Activities
Change in debt	(27,722)	—	(5,598)	—	(33,320)
Repurchase of 8 7/8% Senior Unsecured Notes	(166,805)	—	—	—	(166,805)
Proceeds fro the issuance of 11 3/8% Senior Secured Notes	146,029	—	—	—	146,029
Deferred financing costs paid	(5,049)	—	—	—	(5,049)
Equity contribution received	—	300	3,313	(3,613)	—
Proceeds from issuance of common stock	8	—	—	—	8
Change in intercompany payable	42,287	(42,551)	38	226	—
Dividends on common stock	(5,889)	—	—	—	(5,889)

Net cash (used in) provided by financing activities	(17,141)	(42,251)	(2,247)	(3,387)	(65,026)
Net change in Cash and Cash Equivalents	4,393	279	559	—	5,231
Effect of foreign currency translation	—	—	(233)	—	(233)
Cash and Cash Equivalents at the Beginning of Year	1,561	503	1,226	—	3,290

Cash and Cash Equivalents at the End of Year	$5,954	$782	$1,552	$—	$8,288

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 30, 2010

Note 14. Condensed Consolidating Financial Statements (Continued)

OXFORD INDUSTRIES, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW
Fiscal 2008

	Oxford Industries (Parent)	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated Total
Cash Flows From Operating Activities
Net cash (used in) provided by operating activities	$46,864	$51,696	$(7,985)	$(212)	$90,363
Cash Flows from Investing Activities
Acquisitions, net of cash acquired and investments in unconsolidated entities	—	(741)	(38)	—	(779)
Purchases of property, plant and equipment	(3,858)	(15,273)	(1,604)	—	(20,735)
Proceeds from sale of property, plant and equipment	275	—	—	—	275

Net cash (used in) provided by investing activities	(3,583)	(16,014)	(1,642)	—	(21,239)
Cash Flows from Financing Activities
Change in debt	(45,177)	(1)	6,434	—	(38,744)
Repurchase of 8 7/8% Senior Unsecured Notes	(24,971)	—	—	—	(24,971)
Deferred financing costs paid	(1,664)	—	—	—	(1,664)
Proceeds from issuance of common stock	91	—	—	—	91
Change in intercompany payable	(22,539)	22,847	(520)	212	—
Dividends on common stock	50,406	(58,862)	(5,958)	—	(14,414)

Net cash (used in) provided by financing activities	(43,854)	(36,016)	(44)	212	(79,702)
Net change in Cash and Cash Equivalents	(573)	(334)	(9,671)	—	(10,578)
Effect of foreign currency translation	—	—	(1,044)	—	(1,044)
Cash and Cash Equivalents at the Beginning of Year	2,100	438	12,374	—	14,912

Cash and Cash Equivalents at the End of Year	$1,527	$104	$1,659	$—	$3,290

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 30, 2010

Note 14. Condensed Consolidating Financial Statements (Continued)

OXFORD INDUSTRIES, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW
Eight-month Transition Period Ended February 2, 2008

	Oxford Industries (Parent)	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated Total
Cash Flows From Operating Activities
Net cash (used in) provided by operating activities	$(6,454)	$32,169	$16,883	$1,539	$44,137
Cash Flows from Investing Activities
Acquisitions, net of cash acquired, and investments in unconsolidated entities	(54,899)	(568)	(34,066)	33,337	(56,196)
Purchases of property, plant and equipment	(305)	(18,998)	(1,794)	—	(21,097)
Proceeds from sale of property, plant and equipment	126	2,349	—	—	2,475

Net cash (used in) provided by investing activities	(55,078)	(17,217)	(35,860)	33,337	(74,818)
Cash Flows from Financing Activities
Change in debt	72,900	(7)	—	—	72,893
Proceeds from issuance of common stock	2,581	—	—	—	2,581
Change in intercompany payable	21,891	(15,719)	(5,956)	(216)	—
Purchase of common stock/invested equity	(60,058)	—	34,660	(34,660)	(60,058)
Dividends on common stock	3,455	—	(9,909)	—	(6,454)

Net cash (used in) provided by financing activities	40,769	(15,726)	18,795	(34,876)	8,962
Net change in Cash and Cash Equivalents	(20,763)	(774)	(182)	—	(21,719)
Effect of foreign currency translation	—	—	(251)	—	(251)
Cash and Cash Equivalents at the Beginning of Year	22,863	1,212	12,807	—	36,882

Cash and Cash Equivalents at the End of Year	$2,100	$438	$12,374	$—	$14,912

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 30, 2010

Note 14. Condensed Consolidating Financial Statements (Continued)

OXFORD INDUSTRIES, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW
Fiscal 2007

	Oxford Industries (Parent)	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated Total
Cash Flows From Operating Activities
Net cash (used in) provided by operating activities	$(23,760)	$73,311	$10,055	$—	$59,606
Cash Flows from Investing Activities
Acquisitions, net of cash acquired, and investments in unconsolidated entities	(12,111)	(9,391)	(1,149)	—	(22,651)
Purchases of property, plant and equipment	(659)	(28,847)	(1,806)	—	(31,312)
Proceeds from sale of property, plant and equipment	2,476	20	—	—	2,496

Net cash (used in) provided by investing activities	(10,294)	(38,218)	(2,955)	—	(51,467)
Cash Flows from Financing Activities
Change in debt	(912)	(17)	(105)	—	(1,034)
Proceeds from issuance of common stock	4,595	—	—	—	4,595
Change in intercompany payable	38,350	(39,218)	857	11	—
Dividends on common stock	(14,387)	—	—	—	(14,387)

Net cash (used in) provided by financing activities	27,646	(39,235)	752	11	(10,826)
Cash Flows from Discontinued Operations
Net operating cash flows provided by discontinued operations	24,096	4,220	—	—	28,316

Net change in Cash and Cash Equivalents	17,688	78	7,852	11	25,629
Effect of foreign currency translation	—	—	774	—	774
Cash and Cash Equivalents at the Beginning of Year	5,175	1,134	4,181	(11)	10,479

Cash and Cash Equivalents at the End of Year	$22,863	$1,212	$12,807	$—	$36,882

SCHEDULE II
Oxford Industries, Inc.

Valuation and Qualifying Accounts

Column A	Column B	Column C		Column D		Column E
Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Charged to Other Accounts— Describe	Deductions— Describe		Balance at End of Period
	(In thousands)
Fiscal 2009
Deducted from asset accounts:
Accounts receivable reserves(1)	$14,385	$15,628	—	$(17,561	)(3)	$12,452
Allowance for doubtful accounts(2)	2,087	1,542	—	(1,828	)(4)	1,801
Fiscal 2008
Deducted from asset accounts:
Accounts receivable reserves(1)	$14,303	$22,481	—	$(22,399	)(3)	$14,385
Allowance for doubtful accounts(2)	1,323	2,508	—	(1,744	)(4)	2,087
Eight-month transition period ended February 2, 2008
Deducted from asset accounts:
Accounts receivable reserves(1)	$14,381	$15,399	—	$(15,477	)(3)	$14,303
Allowance for doubtful accounts(2)	1,918	1,059	—	(1,654	)(4)	1,323
Fiscal 2007
Deducted from asset accounts:
Accounts receivable reserves(1)	17,294	22,891	—	(25,804	)(3)	14,381
Allowance for doubtful accounts(2)	3,436	567	—	(2,085	)(4)	1,918

(1)
Accounts receivable reserves include estimated reserves for allowances, returns and discounts related to our wholesale operations as discussed in our significant accounting policy disclosure for Revenue Recognition and Accounts Receivable in Note 1 of our consolidated financial statements.

(2)
Allowance for doubtful accounts consists of amounts reserved for our estimate of a customer's inability to meet its financial obligations as discussed in our significant accounting policy disclosure for Revenue Recognition and Accounts Receivable in note 1 of our consolidated financial statements.

(3)
Principally amounts written off related to customer allowances, returns and discounts.

(4)
Principally accounts written off as uncollectible.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Oxford Industries, Inc.

        We have audited the accompanying consolidated balance sheets of Oxford Industries, Inc. (the Company) as of January 30, 2010 and January 31, 2009, and the related consolidated statements of operations, shareholders' equity, and cash flows for the two years ended January 30, 2010, the eight month period ended February 2, 2008 and the year ended June 1, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Oxford Industries, Inc. at January 30, 2010 and January 31, 2009, and the consolidated results of their operations and their cash flows for the two years in the period ended January 30, 2010, the eight month period ended February 2, 2008 and the year ended June 1, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for certain domestic inventories.

        As discussed in Note 1 to the consolidated financial statements, on June 2, 2007 the Company adopted accounting guidance related to accounting for uncertain tax positions. Also, as discussed in Note 1 to the consolidated financial statements, on February 1, 2009 the Company adopted accounting guidance which requires all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends or dividend equivalents be considered participating securities.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Oxford Industries, Inc.'s internal control over financial reporting as of January 30, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 30, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Atlanta, Georgia March 30, 2010

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

        Our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in our Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

        There have not been any changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the fourth quarter of fiscal 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

        Management assessed the effectiveness of our internal control over financial reporting as of January 30, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the Internal Control—Integrated Framework. Based on this assessment, our management believes that our internal control over financial reporting was effective as of January 30, 2010.

        Ernst & Young LLP, our independent registered public accounting firm, has audited our internal control over financial reporting as of January 30, 2010, and its report thereon is included herein.

/s/ J. HICKS LANIER J. Hicks Lanier Chairman and Chief Executive Officer (Principal Executive Officer)	/s/ K. SCOTT GRASSMYER K. Scott Grassmyer Senior Vice President, Chief Financial Officer and Controller (Principal Financial Officer)
March 30, 2010	March 30, 2010

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Oxford Industries, Inc.

        We have audited Oxford Industries, Inc.'s (the Company) internal control over financial reporting as of January 30, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Oxford Industries, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, Oxford Industries, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 30, 2010, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of January 30, 2010 and January 31, 2009, and the related consolidated statements of operations, shareholders' equity, and cash flows for the two years in the period ended January 30, 2010, the eight month period ended February 2, 2008 and the year ended June 1, 2007, of Oxford Industries, Inc. and our report dated March 30, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Atlanta, Georgia March 30, 2010

Item 9B.    Other Information

        None

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The following table sets forth certain information concerning the members of our Board of Directors as of January 30, 2010:

Name	Principal Occupation
Cecil D. Conlee	Mr. Conlee is Chairman of CGR Advisors, a real estate advisory company.
George C. Guynn	Mr. Guynn is the retired President and CEO of the Federal Reserve Bank of Atlanta.
John R. Holder	Mr. Holder is Chairman and Chief Executive Officer of Holder Properties, a commercial real estate development company.
J. Hicks Lanier	Mr. Lanier is our Chairman and Chief Executive Officer.
J. Reese Lanier	Mr. Lanier was self-employed in farming and related businesses until his retirement in 2009.
Dennis M. Love	Mr. Love is President and Chief Executive Officer of Printpack Inc., a manufacturer of flexible and specialty rigid packaging.
Clarence H. Smith	Mr. Smith is President and Chief Executive Officer of Haverty Furniture Companies, Inc., a home furnishings retailer.
Helen B. Weeks	Ms. Weeks founded Ballard Designs, Inc., a home furnishing catalog business, in 1983 and served as Chief Executive Officer until she retired in 2002.
E. Jenner Wood III	Mr. Wood is Chairman, President and Chief Executive Officer of SunTrust Bank, Central Group.

        The following table sets forth certain information concerning our executive officers as of January 30, 2010:

Name	Position Held
J. Hicks Lanier	Chairman and Chief Executive Officer
Thomas E. Campbell	Senior Vice President—Law, General Counsel and Secretary
Thomas C. Chubb III	President
K. Scott Grassmyer	Senior Vice President, Chief Financial Officer and Controller
Knowlton J. O'Reilly	Group Vice President
Panayiotis P. Philippou	CEO, Ben Sherman Group
Terry R. Pillow	CEO, Tommy Bahama Group
James F. Tuman III	President, Lanier Clothes

        Additional information required by this Item 10 of Part III will appear in our definitive proxy statement under the headings "Corporate Governance and Board Matters—Directors," "Executive Officers," "Common Stock Ownership by Management and Certain Beneficial Owners—Section 16(a) Beneficial Ownership Reporting Compliance," "Corporate Governance and Board Matters—Corporate

Governance Guidelines; Conduct Policies," and "Corporate Governance and Board Matters—Board Meetings and Committees of our Board of Directors," is incorporated herein by reference.

        Our Board of Directors has adopted a code of ethical conduct for our Principal Executive Officer, our Principal Financial Officer, and other designated key financial associates. Additionally, our Board of Directors has adopted a conflict of interest and business ethics policy for all of our employees. Our employees are expected to adhere at all times to these policies, as applicable. We have posted both of these codes on our website, www.oxfordinc.com. We will provide, at no cost, copies of these codes to any person who requests copies as described in Part I, Item 1. "Business—Available Information." We will also disclose any amendments or waivers to our code of ethical conduct on our website.

Item 11.    Executive Compensation

        The information required by this Item 11 of Part III will appear in our definitive proxy statement under the headings "Corporate Governance and Board Matters—Director Compensation," "Executive Compensation," "Nominating, Compensation and Governance Committee Report" and "Compensation Committee Interlocks and Insider Participation" and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by this Item 12 of Part III will appear in our definitive proxy statement under the headings "Equity Compensation Plan Information" and "Common Stock Ownership by Management and Certain Beneficial Owners" and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The information required by this Item 13 of Part III will appear in our definitive proxy statement under the headings "Certain Relationships and Related Transactions" and "Corporate Governance and Board Matters—Director Independence" and is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

        The information required by this Item 14 of Part III will appear in our definitive proxy statement under the heading "Audit-Related Matters—Fees Paid to Independent Registered Public Accounting Firm" and "Audit-Related Matters—Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors" is incorporated herein by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

        (a)   1. Financial Statements

        The following consolidated financial statements are included in Part II, Item 8 of this report:

  •
  Consolidated Balance Sheets as of January 30, 2010 and January 31, 2009.

  •
  Consolidated Statements of Operations for fiscal 2009, fiscal 2008, the eight-month transition period ended February 2, 2008 and fiscal 2007.

  •
  Consolidated Statements of Shareholders' Equity for fiscal 2009, fiscal 2008, the eight-month transition period ended February 2, 2008 and fiscal 2007.

  •
  Consolidated Statements of Cash Flows for fiscal 2009, fiscal 2008, the eight-month transition period ended February 2, 2008 and fiscal 2007.

  •
  Notes to Consolidated Financial Statements for fiscal 2009, fiscal 2008, the eight-month transition period ended February 2, 2008 and fiscal 2007.

        (a)   2. Financial Statement Schedules

  •
  Schedule II—Valuation and Qualifying Accounts

        All other schedules for which provisions are made in the applicable accounting regulation of the SEC are not required under the related instructions or are inapplicable and, therefore, have been omitted.

        (b)   Exhibits

3.1	Restated Articles of Incorporation of Oxford Industries, Inc. Incorporated by reference to Exhibit 3.1 to the Company's Form 10-Q for the fiscal quarter ended August 29, 2003.
3.2	Bylaws of the Oxford Industries, Inc., as amended. Incorporated by reference to Exhibit 3.1 to the Company's Form 8-K filed on June 17, 2009.
4.1	Indenture, dated June 30, 2009, among Oxford Industries, Inc., the Guarantors party thereto and U.S. Bank National Association, as trustee. Incorporated by reference to Exhibit 4.1 to the Company's Form 8-K filed on July 2, 2009.
4.2	Form of 11.375% Senior Secured Note due 2015. Incorporated by reference to Exhibit 4.2 to the Company's Form 8-K filed on July 2, 2009.
10.1	1997 Stock Option Plan, as amended. Incorporated by reference to Exhibit 10(a) to the Company's Form 10-K for the fiscal year ended May 31, 2002.†
10.2	Second Amendment to the 1997 Stock Option Plan. Incorporated by reference to Exhibit 10(s) to the Company's Form 10-K for the fiscal year ended June 2, 2006.†
10.3	Amended and Restated Long-Term Stock Incentive Plan, effective as of March 26, 2009. Incorporated by reference to Appendix A to the Company's Proxy Statement for its Annual Meeting of Shareholders held June 15, 2009, filed on May 11, 2009.†
10.4	Form of Restricted Stock Agreement. Incorporated by reference to Exhibit 10(y) to the Company's Form 10-KT for the eight month transition period ended February 2, 2008.†
10.5	Form of Oxford Industries, Inc. 2009 Restricted Stock Agreement. Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on June 17, 2009.†
10.6	Oxford Industries, Inc. Executive Performance Incentive Plan (as amended and restated, effective March 27, 2008). Incorporated by reference to Appendix A to the Company's Proxy Statement for its Annual Meeting of Shareholders held June 16, 2008, filed on May 13, 2008.†
10.7	Executive Medical Plan. Incorporated by reference to Exhibit 10(d) to the Company's Form 10-K for the fiscal year ended June 3, 2005.†
10.8	Oxford Industries, Inc. Deferred Compensation Plan, as amended and restated. Incorporated by reference to Exhibit 10(m) to the Company's Form 10-KT for the eight month transition period ended February 2, 2008.†
10.9	First Amendment to the Oxford Industries, Inc. Deferred Compensation Plan, as amended and restated.*†
10.10	Employment Offer Letter to Knowlton J. O'Reilly. Incorporated by reference to Exhibit 10.5 to the Company's Form 10-Q for the fiscal quarter ended November 30, 2007.†
10.11	Employment Offer Letter to Terry R. Pillow. Incorporated by reference to Exhibit 10(a) to the Company's Form 10-Q for the fiscal quarter ended August 2, 2008.†

10.12	Second Amended and Restated Credit Agreement, dated as of August 15, 2008, by and among Oxford Industries, Inc., Tommy Bahama Group, Inc., the Persons party thereto from time to time as Guarantors, the financial institutions party thereto from time to time as lenders, the financial institutions party thereto from time to time as Issuing Banks and SunTrust Bank, as administrative agent. Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on August 19, 2008.
10.13	Ben Sherman Group Long Term Incentive Plan, adopted as of October 1, 2007. Incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the fiscal quarter ended August 31, 2007.†
10.14	Second Amended and Restated Pledge and Security Agreement, dated June 30, 2009, among Oxford Industries, Inc., the other Grantors party thereto and SunTrust Bank, as administrative agent. Incorporated by reference to Exhibit 10.4 to the Company's Form 8-K filed on July 2, 2009.
10.15	Intercreditor Agreement, dated June 30, 2009, between U.S. Bank National Association, as trustee and as collateral agent under the Indenture, and SunTrust Bank, as agent under the ABL Credit Agreement, as acknowledged by the Company and the subsidiaries party thereto. Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on July 2, 2009.
10.16	Registration Rights Agreement, dated June 30, 2009, among Oxford Industries, Inc., the guarantors party thereto, Banc of America Securities LLC, SunTrust Robinson Humphrey, Inc., Credit Suisse Securities (USA) LLC, BB&T Capital Markets, a Division of Scott & Stringfellow, LLC, Morgan Keegan & Company, Inc, Barclays Capital Inc. and PNC Capital Markets LLC. Incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed on July 2, 2009.
10.17	Security Agreement, dated June 30, 2009, among Oxford Industries, Inc., the other Grantors party thereto, U.S. Bank National Association, as collateral agent and as trustee, and each Additional Pari Passu Agent from time to time party thereto. Incorporated by reference to Exhibit 10.3 to the Company's Form 8-K filed on July 2, 2009.
10.18	Letter agreement between the Company and Mr. Knowlton J. O'Reilly.*†
18	Letter re: change in accounting principle.
21	List of Subsidiaries.*
23	Consent of Independent Registered Public Accounting Firm.*
24	Powers of Attorney.*
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

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

Date: March 30, 2010

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ J. HICKS LANIER J. Hicks Lanier	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	March 30, 2010
/s/ K. SCOTT GRASSMYER K. Scott Grassmyer	Senior Vice President, Chief Financial Officer and Controller (Principal Financial Officer)	March 30, 2010
* Cecil D. Conlee	Director	March 30, 2010
* George C. Guynn	Director	March 30, 2010
* John R. Holder	Director	March 30, 2010
* J. Reese Lanier	Director	March 30, 2010
* Dennis M. Love	Director	March 30, 2010

Signature		Capacity	Date

* Clarence H. Smith		Director	March 30, 2010
* Helen B. Weeks		Director	March 30, 2010
* E. Jenner Wood		Director	March 30, 2010
*By	/s/ THOMAS E. CAMPBELL Thomas E. Campbell as Attorney-in-Fact