Form 10-Q
period 2010-05-01
OXFORD INDUSTRIES INC
filed 2010-06-09
CIK 75288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☑                                                          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MAY 1, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of shares outstanding
Title of each class	as of June 4, 2010
Common Stock, $1 par value	16,525,517

OXFORD INDUSTRIES, INC.

INDEX TO FORM 10-Q

For the first quarter of fiscal 2010

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

Our SEC filings and public announcements may include forward-looking statements about future events. Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “will” and similar expressions identify forward-looking statements, which generally are not historical in nature. We intend for all forward-looking statements contained herein, in our press releases or on our website, and all subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf, to be covered by the safe harbor provisions for forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (which Sections were adopted as part of the Private Securities Litigation Reform Act of 1995). Important assumptions relating to these forward-looking statements include, among others, assumptions regarding the impact of economic conditions on consumer demand and spending, the impact of natural or man-made disasters in any of the regions in which our retail stores or wholesale customers are concentrated, demand for our products, timing of shipments requested by our wholesale customers, expected pricing levels, competitive conditions, the timing and cost of planned capital expenditures, costs of products and raw materials we purchase, access to capital and/or credit markets, expected outcomes of pending or potential litigation and regulatory actions and disciplined execution by key management. Forward-looking statements reflect our current expectations, based on currently available information, and are not guarantees of performance. Although we believe that the expectations reflected in such forward-looking statements are reasonable, these expectations could prove inaccurate as such statements involve risks and uncertainties, many of which are beyond our ability to control or predict. Should one or more of these risks or uncertainties, or other risks or uncertainties not currently known to us or that we currently deem to be immaterial, materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Important factors relating to these risks and uncertainties include, but are not limited to, those described Part I, Item 1A. Risk Factors contained in our Annual Report on Form 10-K for fiscal 2009, as updated by Part II, Item 1A. Risk Factors in this report and those described from time to time in our future reports filed with the SEC.

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

Unless the context requires otherwise, the following terms, or words of similar import, have the following meanings:

Our, us or we: Oxford Industries, Inc. and its consolidated subsidiaries

SG&A: Selling, general and administrative expenses

SEC: U.S. Securities and Exchange Commission

Securities Exchange Act: the Securities Exchange Act of 1934, as amended

FASB: Financial Accounting Standards Board

U.S. GAAP: Generally accepted accounting principles in the United States

ASC: FASB Accounting Standards Codification

Fiscal 2011	52 weeks ending January 28, 2012
Fiscal 2010	52 weeks ending January 29, 2011
Fiscal 2009	52 weeks ended January 30, 2010
Fourth quarter fiscal 2010	13 weeks ending January 29, 2011
Third quarter fiscal 2010	13 weeks ending October 30, 2010
Second quarter fiscal 2010	13 weeks ending July 31, 2010
First quarter fiscal 2010	13 weeks ended May 1, 2010
Fourth quarter fiscal 2009	13 weeks ended January 30, 2010
Third quarter fiscal 2009	13 weeks ended October 31, 2009
Second quarter fiscal 2009	13 weeks ended August 1, 2009
First quarter fiscal 2009	13 weeks ended May 2, 2009

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OXFORD INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share amounts)

	First Quarter Fiscal 2010	First Quarter Fiscal 2009
Net sales	$217,750	$216,731
Cost of goods sold	116,168	126,797
Gross profit	101,582	89,934
SG&A	83,752	78,683
Amortization of intangible assets	250	308
	84,002	78,991
Royalties and other operating income	3,841	2,469
Operating income	21,421	13,412
Interest expense, net	5,009	4,565
Earnings before income taxes	16,412	8,847
Income taxes	3,915	2,236
Net earnings	$ 12,497	$ 6,611

Net earnings per common share:
Basic	$ 0.76	$ 0.42
Diluted	$ 0.76	$ 0.42
Weighted average common shares outstanding:
Basic	16,490	15,876
Dilution	13	—
Diluted	16,503	15,876

Dividends declared per common share	$ 0.11	$ 0.09

See accompanying notes.

OXFORD INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except par amounts)

	May 1, 2010	January 30, 2010	May 2, 2009
ASSETS
Current Assets:
Cash and cash equivalents	$ 18,823	$ 8,288	$ 8,386
Receivables, net	94,481	74,398	93,795
Inventories, net	56,319	77,029	93,875
Prepaid expenses, net	12,286	10,713	11,629
Deferred tax assets	15,397	13,875	9,863
Total current assets	197,306	184,303	217,548
Property, plant and equipment, net	76,474	79,540	88,311
Intangible assets, net	136,033	137,490	136,454
Other non-current assets, net	23,821	23,841	19,970
Total Assets	$433,634	$425,174	$462,283
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Trade accounts payable and other accrued expenses	$ 69,254	$ 81,831	$ 70,685
Accrued compensation	17,810	11,514	9,907
Income taxes payable	6,023	2,517	2,414
Short-term debt and current maturities of long-term debt	2,856	—	25,479
Total current liabilities	95,943	95,862	108,485
Long-term debt, less current maturities	146,572	146,408	181,501
Other non-current liabilities	48,401	50,066	46,304
Non-current deferred income taxes	28,192	28,421	31,423
Commitments and contingencies
Shareholders’ Equity:
Common stock, $1.00 par value per common share	16,526	16,461	16,057
Additional paid-in capital	93,131	91,840	89,040
Retained earnings	30,036	19,356	15,805
Accumulated other comprehensive loss	(25,167)	(23,240)	(26,332)
Total shareholders’ equity	114,526	104,417	94,570
Total Liabilities and Shareholders’ Equity	$433,634	$425,174	$462,283

See accompanying notes.

OXFORD INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	First Quarter Fiscal 2010	First Quarter Fiscal 2009
Cash Flows From Operating Activities:
Net earnings	$ 12,497	$ 6,611
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	4,366	4,623
Amortization of intangible assets	250	308
Amortization of deferred financing costs and bond discount	488	335
Stock compensation expense	1,657	671
Loss on sale of property, plant and equipment	12	28
Deferred income taxes	(1,433)	(594)
Changes in working capital:
Receivables	(20,690)	(14,759)
Inventories	20,144	26,196
Prepaid expenses	(1,719)	(678)
Current liabilities	(2,524)	(19,192)
Other non-current assets	(301)	(90)
Other non-current liabilities	(1,630)	(929)
Net cash provided by operating activities	11,117	2,530
Cash Flows From Investing Activities:
Purchases of property, plant and equipment	(1,561)	(3,771)
Net cash used in investing activities	(1,561)	(3,771)
Cash Flows From Financing Activities:
Repayment of revolving credit arrangements	(22,350)	(63,373)
Proceeds from revolving credit arrangements	25,233	70,875
Proceeds from issuance of common stock	115	137
Dividends on common stock	(1,821)	(1,430)
Net cash provided by financing activities	1,177	6,209
Net change in cash and cash equivalents	10,733	4,968
Effect of foreign currency translation on cash and cash equivalents	(198)	128
Cash and cash equivalents at the beginning of year	8,288	3,290
Cash and cash equivalents at the end of period	$ 18,823	$ 8,386

Supplemental disclosure of cash flow information:
Cash paid for interest, net	$ 286	$ 514
Cash paid for income taxes	$ 3,404	$ 580

See accompanying notes.

OXFORD INDUSTRIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FIRST QUARTER OF FISCAL 2010

1.              Basis of Presentation:  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial reporting and the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP.  We believe the accompanying unaudited condensed consolidated financial statements reflect all normal, recurring adjustments that are necessary for a fair presentation of our financial position and results of operations as of the date and for the periods presented.  Results of operations for the interim periods presented are not necessarily indicative of results to be expected for our full fiscal year.  The accounting policies applied during the interim periods presented are consistent with the significant accounting policies described in our Annual Report on Form 10-K for fiscal 2009.

2.              Inventories:  The components of inventories as of the dates specified are summarized as follows (in thousands):

	May 1, 2010	January 30, 2010	May 2, 2009
Finished goods	$ 92,288	$108,788	$129,597
Work in process	5,001	6,972	4,283
Fabric, trim and supplies	3,468	5,707	6,719
LIFO reserve	(44,438)	(44,438)	(46,724)
Total	$ 56,319	$ 77,029	$ 93,875

3.              Comprehensive Income:  Comprehensive income, which reflects the effects of foreign currency translation adjustments, is calculated as follows for the periods presented (in thousands):

	First Quarter Fiscal 2010	First Quarter Fiscal 2009
Net earnings	$12,497	$6,611
Gain (loss) on foreign currency translation, net of tax	(1,927)	1,273
Comprehensive income	$10,570	$7,884

4.              Operating Group Information:  Our business is operated through our four operating groups: Tommy Bahama, Ben Sherman, Lanier Clothes and Oxford Apparel. We identify our operating groups based on the way our management organizes the components of our business for purposes of allocating resources and assessing performance. Corporate and Other is a reconciling category for reporting purposes and includes our corporate offices, substantially all financing activities,  elimination of inter-group sales,  LIFO inventory accounting adjustments and other costs that are not allocated to the operating groups.

The table below presents certain information about our operating groups (in thousands).

	First Quarter Fiscal 2010	First Quarter Fiscal 2009
Net Sales
Tommy Bahama	$109,105	$ 98,420
Ben Sherman	22,154	24,219
Lanier Clothes	30,428	31,507
Oxford Apparel	56,342	63,204
Corporate and Other	(279)	(619)
Total	$217,750	$216,731

	First Quarter Fiscal 2010	First Quarter Fiscal 2009
Depreciation
Tommy Bahama	$ 3,274	$ 3,662
Ben Sherman	536	555
Lanier Clothes	119	145
Oxford Apparel	182	204
Corporate and Other	255	57
Total	$ 4,366	$ 4,623
Amortization of Intangible Assets
Tommy Bahama	$ 173	$ 222
Ben Sherman	67	76
Lanier Clothes	—	—
Oxford Apparel	10	10
Corporate and Other	—	—
Total	$ 250	$ 308
Operating Income (Loss)
Tommy Bahama	$17,861	$12,250
Ben Sherman	522	(1,976)
Lanier Clothes	4,359	2,737
Oxford Apparel	5,971	5,193
Corporate and Other	(7,292)	(4,792)
Total Operating Income	$21,421	$13,412
Interest Expense, net	5,009	4,565
Earnings Before Income Taxes	$16,412	$ 8,847

5.              Consolidating Financial Data of Subsidiary Guarantors:  Our 11 3/8% Senior Secured Notes due 2015 are guaranteed by substantially all of our wholly-owned domestic subsidiaries (“Subsidiary Guarantors”). All guarantees are full and unconditional. For consolidated financial reporting purposes, non-guarantors consist of our subsidiaries which are organized outside the United States and certain domestic subsidiaries. We use the equity method with respect to investment in subsidiaries included in other non-current assets in our condensed consolidating financial statements. Set forth below are our condensed consolidating balance sheets as of May 1, 2010, January 30, 2010 and May 2, 2009 (in thousands) as well as our condensed consolidating statements of operations and statements of cash flows for the first quarter of fiscal 2010 and fiscal 2009 (in thousands).

OXFORD INDUSTRIES, INC.

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEETS

May 1, 2010

	Oxford Industries (Parent)	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidating Adjustments	Consolidated Total
ASSETS
Cash and cash equivalents	$ 13,581	$ 562	$ 4,680	$ —	$ 18,823
Receivables, net	44,199	16,525	41,447	(7,690)	94,481
Inventories, net	(2,025)	52,467	6,543	(666)	56,319
Prepaid expenses and deferred tax assets	19,016	7,886	4,663	(3,882)	27,683
Total current assets	74,771	77,440	57,333	(12,238)	197,306
Property, plant and equipment, net	13,543	57,660	5,271	—	76,474
Intangible assets, net	18	112,999	23,016	—	136,033
Other non-current assets, net	510,663	148,913	4,208	(639,963)	23,821
Total Assets	$598,995	$ 397,012	$ 89,828	$(652,201)	$433,634

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities	$ 31,017	$ 38,651	$ 33,948	$ (7,673)	$ 95,943
Long-term debt, less current portion	146,572	—	—	—	146,572
Non-current liabilities	311,526	(298,549)	143,954	(108,530)	48,401
Non-current deferred income taxes	(4,646)	26,258	6,580	—	28,192
Total shareholders’/invested equity	114,526	630,652	(94,654)	(535,998)	114,526
Total Liabilities and Shareholders’ Equity	$598,995	$ 397,012	$ 89,828	$(652,201)	$433,634

OXFORD INDUSTRIES, INC.

CONDENSED CONSOLIDATING BALANCE SHEETS

January 30, 2010

	Oxford Industries (Parent)	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidating Adjustments	Consolidated Total
ASSETS
Cash and cash equivalents	$ 5,954	$782	$1,552	$—	$8,288
Receivables, net	35,943	2,412	45,958	(9,915)	74,398
Inventories	14,218	51,911	11,897	(997)	77,029
Prepaid expenses and deferred tax assets	17,292	8,111	3,103	(3,918)	24,588
Total current assets	73,407	63,216	62,510	(14,830)	184,303
Property, plant and equipment, net	13,997	59,939	5,604	—	79,540
Intangible assets, net	28	113,173	24,289	—	137,490
Other non-current assets, net	499,389	148,932	4,216	(628,696)	23,841
Total Assets	$586,821	$385,260	$96,619	$(643,526)	$425,174

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities	39,507	27,319	38,686	(9,650)	95,862
Long-term debt, less current portion	146,408	—	—	—	146,408
Non-current liabilities	300,896	(288,230)	145,195	(107,795)	50,066
Deferred income taxes	(4,407)	27,000	6,794	(966)	28,421
Total shareholders’/invested equity	104,417	619,171	(94,056)	(525,115)	104,417
Total Liabilities and Shareholders’ Equity	$586,821	$385,260	$96,619	$(643,526)	$425,174

OXFORD INDUSTRIES, INC.

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEETS

May 2, 2009

	Oxford Industries (Parent)	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidating Adjustments	Consolidated Total
ASSETS
Cash and cash equivalents	$2,034	$2,070	$ 4,282	$ —	$ 8,386
Receivables, net	45,608	22,950	33,594	(8,357)	93,795
Inventories	17,971	67,411	10,471	(1,978)	93,875
Prepaid expenses and deferred tax assets	8,832	8,121	4,691	(152)	21,492
Total current assets	74,445	100,552	53,038	(10,487)	217,548
Property, plant and equipment, net	9,486	72,953	5,872	—	88,311
Intangible assets, net	57	113,838	22,559	—	136,454
Other non-current assets, net	461,904	145,896	35,271	(623,101)	19,970
Total Assets	$545,892	$433,239	$116,740	$(633,588)	$462,283

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities	$49,416	$32,550	$ 34,877	$ (8,358)	$108,485
Long-term debt, less current portion	181,501	—	—	—	181,501
Non-current liabilities	223,892	(176,134)	107,701	(109,155)	46,304
Non-current deferred income taxes	(3,487)	28,563	6,347	—	31,423
Total shareholders’/invested equity	94,570	548,260	(32,185)	(516,075)	94,570
Total Liabilities and Shareholders’ Equity	$545,892	$433,239	$116,740	$(633,588)	$462,283

OXFORD INDUSTRIES, INC.

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

First Quarter Fiscal 2010

	Oxford Industries (Parent)	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidating Adjustments	Consolidated Total
Net sales	$92,676	$110,957	$22,332	$(8,215)	$217,750
Cost of goods sold	68,620	42,738	8,483	(3,673)	116,168
Gross profit	24,056	68,219	13,849	(4,542)	101,582
SG&A including amortization of intangible assets	22,691	54,642	12,897	(6,228)	84,002
Royalties and other operating income	37	2,930	1,568	(694)	3,841
Operating income	1,402	16,507	2,520	992	21,421
Interest (income) expense, net	4,965	(1,041)	682	403	5,009
Income from equity investment	12,810	—	—	(12,810)	—
Earnings before income taxes	9,247	17,548	1,838	(12,221)	16,412
Income taxes (benefit)	(2,866)	6,066	509	206	3,915
Net earnings	$12,113	$11,482	$1,329	$(12,427)	$12,497

OXFORD INDUSTRIES, INC.

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

First Quarter Fiscal 2009

	Oxford Industries (Parent)	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidating Adjustments	Consolidated Total
Net sales	$92,793	$108,065	$25,285	$(9,412)	$216,731
Cost of goods sold	74,506	45,964	10,788	(4,461)	126,797
Gross profit	18,287	62,101	14,497	(4,951)	89,934
SG&A including amortization of intangible assets	13,987	57,034	13,979	(6,009)	78,991
Royalties and other operating income	13	2,219	980	(743)	2,469
Operating income	4,313	7,286	1,498	315	13,412
Interest (income) expense, net	4,956	(1,347)	956	—	4,565
Income from equity investment	6,956	—	—	(6,956)	—
Earnings before income taxes	6,313	8,633	542	(6,641)	8,847
Income taxes (benefit)	(95)	2,263	(42)	110	2,236
Net earnings	$6,408	$6,370	$584	$(6,751)	$6,611

OXFORD INDUSTRIES, INC.

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

First Quarter Fiscal 2010

	Oxford Industries (Parent)	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated Total
Cash Flows From Operating Activities:
Net cash (used in) provided by operating activities	$(1,963)	$11,166	$ 1,914	$—	$11,117
Cash Flows from Investing Activities:
Net cash used in investing activities	(287)	(983)	(291)	—	(1,561)
Cash Flows from Financing Activities:
Change in debt	—	—	2,883	—	2,883
Proceeds from issuance of common stock	115	—	—	—	115
Change in intercompany payable	11,583	(10,403)	(1,180)	—	—
Dividends on common stock	(1,821)	—	—	—	(1,821)
Net cash (used in) provided by financing activities	9,877	(10,403)	1,703	—	1,177
Net change in cash and cash equivalents	7,627	(220)	3,326	—	10,733
Effect of foreign currency translation	—	—	(198)	—	(198)
Cash and cash equivalents at the beginning of period	5,954	782	1,552	—	8,288
Cash and cash equivalents at the end of period	$13,581	$562	$ 4,680	$—	$18,823

OXFORD INDUSTRIES, INC.

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

First Quarter Fiscal 2009

	Oxford Industries (Parent)	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidating Adjustments	Consolidated Total
Cash Flows From Operating Activities:
Net cash (used in) provided by operating activities	$(11,894)	$12,187	$2,241	$ (4)	$2,530
Cash Flows from Investing Activities:
Net cash used in investing activities	(835)	(2,007)	(929)	—	(3,771)
Cash Flows from Financing Activities:
Change in debt	7,793	—	(291)	—	7,502
Proceeds from issuance of common stock	137	—	—	—	137
Change in intercompany payable	6,736	(8,214)	1,474	4	—
Dividends on common stock	(1,430)	—	—	—	(1,430)
Net cash (used in) provided by financing activities	13,236	(8,214)	1,183	4	6,209
Net change in cash and cash equivalents	507	1,966	2,495	—	4,968
Effect of foreign currency translation	—	—	128	—	128
Cash and cash equivalents at the beginning of period	1,527	104	1,659	—	3,290
Cash and cash equivalents at the end of period	$2,034	$2,070	$4,282	$—	$8,386

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and the notes to the unaudited condensed consolidated financial statements contained in this report and the consolidated financial statements, notes to consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for fiscal 2009.

OVERVIEW

We generate revenues and cash flow primarily through the design, production, sale and distribution of branded and private label consumer apparel for men and women and the licensing of company-owned trademarks. Our principal markets and customers are located in the United States and, to a lesser extent, the United Kingdom. We source substantially all of our products through third-party manufacturers located outside of the United States and United Kingdom. We distribute the majority of our products through our wholesale customers, which include chain stores, department stores, specialty stores, specialty catalog retailers, mass merchants and Internet retailers. Our products for certain owned brands are also sold through our owned and licensed retail stores and e-commerce websites.

As a result of the weak global economic conditions, fiscal 2009 was a particularly challenging year for each of our operating groups. While we have seen some signs of recovery, we believe these challenging economic conditions will continue to persist and impact each of our operating groups in fiscal 2010. Thus, we have purchased inventory for fiscal 2010 at levels which we believe will mitigate inventory markdown risk and promotional pressure, but also may limit our growth opportunities. In the current economic environment, we also believe it is important to continue to focus on maintaining a strong balance sheet and ample liquidity. We believe that the measures we have taken to reduce working capital requirements, moderate capital expenditures for retail stores, reduce our overhead and refinance our significant debt agreements have significantly enhanced our balance sheet and liquidity.

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

The following table sets forth our consolidated operating results (in thousands, except per share amounts) for the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009:

	First Quarter
	Fiscal 2010	Fiscal 2009	$ Change
Net sales	$217,750	$216,731	$1,019
Net earnings	$ 12,497	$ 6,611	$5,886
Diluted net earnings per common share	$ 0.76	$ 0.42	$ 0.34
Weighted average common shares outstanding—diluted	16,503	15,876

The primary reasons for the improvement in net earnings were:

•                  Improved gross margins in each operating group in the first quarter of fiscal 2010 primarily due to product mix within each group and the lack of sales related to certain exited businesses in the first quarter of fiscal 2010.

•                  A change in our consolidated net sales mix, with Tommy Bahama sales, which generally have higher gross margins than our other operating groups, representing a higher proportion of consolidated net sales during the first quarter of fiscal 2010.

•                  Increased royalty income in both Tommy Bahama and Ben Sherman resulting from increased sales during the first quarter of fiscal 2010 by existing licensees, as well as the addition of new licensees.

These items were partially offset by increased SG&A primarily due to increased incentive compensation amounts resulting from the resumption of our incentive compensation program which was suspended in fiscal 2009 and is tied to our financial performance.

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

Ben Sherman is a London-based designer, marketer and distributor of branded sportswear and related products. Ben Sherman® was established in 1963 as an edgy, young men’s, “Mod”-inspired shirt brand and has evolved into a British lifestyle brand of apparel targeted at youthful-thinking men age 19 to 35 throughout the world. We offer a Ben Sherman men’s sportswear collection as well as tailored clothing and accessories. Our Ben Sherman products can be found in certain department stores and a variety of independent specialty stores and in our owned and licensed Ben Sherman retail stores as well as on our e-commerce websites. We also license the Ben Sherman name for various product categories.

Lanier Clothes designs and markets branded and private label men’s suits, sportcoats, suit separates and dress slacks across a wide range of price points. Certain Lanier Clothes products are sold using trademarks licensed to us by third parties, including Kenneth Cole®, Dockers®, and Geoffrey Beene®. We also offer branded tailored clothing products under our Billy London® and Arnold Brant® trademarks. In addition to our branded businesses, we design and source certain private label tailored clothing products. Significant private label brands include Stafford®, Lands’ End® and Alfani®. Our Lanier Clothes products are sold to national chains, department stores, mass merchants, specialty stores, specialty catalog retailers and discount retailers throughout the United States.

Oxford Apparel produces branded and private label dress shirts, suit separates, sport shirts, casual slacks, outerwear, sweaters, jeans, swimwear, westernwear and golf apparel. We design and source certain private label programs for several customers, including programs for Costco, Lands’ End, Target, Macy’s and Sears. Significant owned brands of Oxford Apparel include Oxford Golf®, Ely®, Cattleman® and Cumberland Outfitters®. Oxford Apparel also owns a two-thirds interest in the entity that owns the Hathaway® trademark in the United States and several other countries. Additionally, Oxford Apparel licenses from third parties the right to use certain trademarks including Dockers and United States Polo Association® for certain apparel products. Our Oxford Apparel products are sold to a variety of department stores, mass merchants, specialty catalog retailers, discount retailers, specialty stores, “green grass” golf merchants and Internet retailers throughout the United States.

Corporate and Other is a reconciling category for reporting purposes and includes our corporate office, substantially all financing activities, elimination of inter-segment sales, LIFO inventory accounting adjustments and other costs that are not allocated to the operating groups. LIFO inventory calculations are made on a legal entity basis which does not correspond to our operating group definitions; therefore, LIFO inventory accounting adjustments are not allocated to operating groups.

For further information regarding our operating groups, see Note 4 to our unaudited condensed consolidated financial statements included in this report and Part I, Item 1, Business in our Annual Report on Form 10-K for fiscal 2009.

RESULTS OF OPERATIONS

FIRST QUARTER OF FISCAL 2010 COMPARED TO FIRST QUARTER OF FISCAL 2009

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

	First Quarter
	Fiscal 2010		Fiscal 2009		$ Change	% Change
Net sales	$217,750	100.0%	$216,731	100.0%	$ 1,019	0.5%
Cost of goods sold	116,168	53.3%	126,797	58.5%	(10,629)	(8.4%	)
Gross profit	101,582	46.7%	89,934	41.5%	11,648	13.0%
SG&A	83,752	38.5%	78,683	36.3%	5,069	6.4%
Amortization of intangible assets	250	0.1%	308	0.1%	(58)	(18.8%	)
Royalties and other operating income	3,841	1.8%	2,469	1.1%	1,372	55.6%
Operating income	21,421	9.8%	13,412	6.2%	8,009	59.7%
Interest expense, net	5,009	2.3%	4,565	2.1%	444	9.7%
Earnings before income taxes	16,412	7.5%	8,847	4.1%	7,565	85.5%
Income taxes	3,915	1.8%	2,236	1.0%	1,679	75.1%
Net earnings	$ 12,497	5.7%	$ 6,611	3.1%	$ 5,886	89.0%

The discussion and tables below compare certain line items included in our statements of operations for the first quarter of fiscal 2010 to the first quarter of fiscal 2009. Each dollar and percentage change provided reflects the change between these periods unless indicated otherwise. Each dollar and share amount included in the tables is in thousands except for per share amounts.

Net Sales

	First Quarter
	Fiscal 2010	Fiscal 2009	$ Change	% Change
Tommy Bahama	$109,105	$ 98,420	$10,685	10.9%
Ben Sherman	22,154	24,219	(2,065)	(8.5%	)
Lanier Clothes	30,428	31,507	(1,079)	(3.4%	)
Oxford Apparel	56,342	63,204	(6,862)	(10.9%	)
Corporate and Other	(279)	(619)	340	54.9%
Total net sales	$217,750	$216,731	$ 1,019	0.5%

Consolidated net sales increased $1.0 million, or 0.5%, in the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009 primarily as a result of the improved retail environment, resulting in certain customers requesting the shipment of product in the first quarter of fiscal 2010 which we had planned to ship in the second quarter of fiscal 2010 and the other changes in each operating group discussed below.

Tommy Bahama:

The increase in net sales for Tommy Bahama was due to increases in both the direct to consumer and wholesale channels of distribution as the retail environment improved. Apparel unit sales increased 19.5% while the average selling price per unit for apparel decreased by 5.9%. As of May 1, 2010 and May 2, 2009, we operated 84 Tommy Bahama retail stores.

Ben Sherman:

The decrease in net sales for Ben Sherman was primarily due to an 8.9% reduction in unit sales primarily resulting from our exit and subsequent licensing of our footwear and kids’ businesses and the exit from the women’s operations. The decrease was partially offset by a 5.6% increase in the average exchange rate of the British pound sterling versus the United States dollar during the first quarter of fiscal 2010 compared to the average exchange rate during the first quarter of fiscal 2009 and higher sales at our own retail stores. The average selling price per unit for Ben Sherman remained relatively flat compared to the first quarter of fiscal 2009.

Lanier Clothes:

The decrease in net sales for Lanier Clothes was primarily due to our exit from certain businesses as the first quarter of fiscal 2009 included close-out sales associated with these businesses. This decrease in net sales was partially offset by higher sales levels in our owned and licensed branded businesses primarily resulting from the improved retail environment. Unit sales declined 1.4% and the average selling price per unit decreased 2.0%.

Oxford Apparel:

The decrease in net sales for Oxford Apparel was primarily due to the first quarter of fiscal 2009 including close-out sales related to certain businesses that we previously exited, partially offset by the positive impact of the improved retail environment.  Unit sales declined 11.2% and the average selling price per unit was relatively flat between the two periods.

Gross Profit

	First Quarter
	Fiscal 2010	Fiscal 2009	$ Change	% Change
Gross profit	$101,582	$89,934	$11,648	13.0%
Gross margin (gross profit as a % of net sales)	46.7%	41.5%
LIFO charges included in cost of goods sold	$ 651	$ 1,448

The increase in gross profit was primarily due to improved gross margins in each operating group resulting from changes in product mix in each operating group and the increase in Tommy Bahama’s net sales, which generally have higher gross margins than our other operating groups, both in total and as a proportion of consolidated net sales.  Gross margins increased to 46.7% of net sales during the first quarter of fiscal 2010 from 41.5% in the first quarter of fiscal 2009. Gross profit included charges for LIFO accounting of $0.7 million in the first quarter of fiscal 2010 and $1.4 million in the first quarter of fiscal 2009. We anticipate that consolidated gross margins in fiscal 2010 will continue to increase compared to the prior year as our consolidated sales mix is more heavily weighted towards Tommy Bahama, however, this change will be partially offset by increases in cotton prices, wages in Asia and ocean shipping costs. Our gross profit may not be directly comparable to those of our competitors, as statement of operations classification of certain expenses may vary by company.

SG&A

	First Quarter
	Fiscal 2010	Fiscal 2009	$ Change	% Change
SG&A	$83,752	$78,683	$5,069	6.4%
SG&A (as % of net sales)	38.5%	36.3%

The increase in SG&A was primarily due to costs associated with the resumption of our incentive compensation program which was suspended in fiscal 2009 and is tied to our financial performance.  The increase was also due to severance related costs.

Royalties and other operating income

	First Quarter
	Fiscal 2010	Fiscal 2009	$ Change	% Change
Royalties and other operating income	$3,841	$2,469	$1,372	55.6%

The increase in royalties and other operating income were primarily due to increased royalty income in both Tommy Bahama and Ben Sherman as sales reported by certain licensees increased and new licensees were added.

Operating income (loss)

	First Quarter
	Fiscal 2010	Fiscal 2009	$ Change	% Change
Tommy Bahama	$17,861	$12,250	$ 5,611	45.8%
Ben Sherman	522	(1,976)	2,498	126.4%
Lanier Clothes	4,359	2,737	1,622	59.3%
Oxford Apparel	5,971	5,193	778	15.0%
Corporate and Other	(7,292)	(4,792)	(2,500)	(52.2%	)
Total operating income (loss)	$ 21,421	$13,412	$ 8,009	59.7%
Total LIFO charges included in total operating income	$ 651	$ 1,448

Operating income, on a consolidated basis, increased to $21.4 million in the first quarter of fiscal 2010 from $13.4 million in the first quarter of fiscal 2009. The $8.0 million increase in operating income was primarily due to the increased net sales, improved gross margins resulting from changes in sales mix and higher royalty income, which was partially offset by increased SG&A, each as described above. Operating income included charges for LIFO accounting of $0.7 million in the first quarter of fiscal 2010 and $1.4 million in the first quarter of fiscal 2009. Changes in operating income by operating group are discussed below.

Tommy Bahama:

	First Quarter
	Fiscal 2010	Fiscal 2009	$ Change	% Change
Net sales	$109,105	$98,420	$10,685	10.9%
Operating income	$ 17,861	$12,250	$ 5,611	45.8%
Operating income as % of net sales	16.4%	12.4%

The increase in operating income for Tommy Bahama was primarily due to the increased net sales, improved gross margins due to sales mix and higher royalty income, partially offset by increased SG&A.

Ben Sherman:

	First Quarter
	Fiscal 2010	Fiscal 2009	$ Change	% Change
Net sales	$22,154	$24,219	$(2,065)	(8.5%	)
Operating income (loss)	$ 522	$ (1,976)	$ 2,498	126.4%
Operating income (loss) as % of net sales	2.4%	(8.2%)

The increase in operating income for Ben Sherman was primarily due to increased gross margins and reduced SG&A, both of which were a result of our exit from and subsequent licensing of the footwear and kids’ business and our exit from the women’s operations, and increased royalty income.

Lanier Clothes:

	First Quarter
	Fiscal 2010	Fiscal 2009	$ Change	% Change
Net sales	$30,428	$31,507	$(1,079)	(3.4%	)
Operating income	$ 4,359	$ 2,737	$ 1,622	59.3%
Operating income as % of net sales	14.3%	8.7%

The increase in operating income for Lanier Clothes was primarily due to improved gross margins due to (1) sales mix with branded sales representing a greater proportion of Lanier Clothes’ sales, (2) improved product cost and (3) close-out sales associated with exited businesses included in the prior year. The improved gross margins were partially offset by increased SG&A resulting from higher incentive compensation.

Oxford Apparel:

	First Quarter
	Fiscal 2010	Fiscal 2009	$ Change	% Change
Net sales	$56,342	$63,204	$(6,862)	(10.9%	)
Operating income	$ 5,971	$ 5,193	$ 778	15.0%
Operating income as % of net sales	10.6%	8.2%

The increase in operating income was primarily due to decreased SG&A and improved gross margins due to the prior year including certain close-out sales associated with exited businesses.

Corporate and Other:

	First Quarter
	Fiscal 2010	Fiscal 2009	$ Change	% Change
Operating income (loss)	$(7,292)	$(4,792)	$(2,500)	(52.2%	)
LIFO charges included in operating income (loss)	$ 651	$ 1,448

The Corporate and Other operating loss increased $2.5 million from a loss of $4.8 million in the first quarter of fiscal 2009 to a loss of $7.3 million in the first quarter of fiscal 2010. The increase in the operating loss was primarily due to higher incentive compensation and severance costs. Operating loss included LIFO accounting charges of $0.7 million in the first quarter of fiscal 2010 and $1.4 million in the first quarter of fiscal 2009.

Interest expense, net

	First Quarter
	Fiscal 2010	Fiscal 2009	$ Change	% Change
Interest expense, net	$5,009	$4,565	$444	9.7%

The increase in interest expense was primarily due to the higher interest rate associated with our 11 3/8% Senior Secured Notes due 2015, which we issued in the second quarter of fiscal 2009. This higher interest rate was partially offset by a lower level of borrowings resulting from our use of positive operating cash flows to reduce our debt levels.

Income taxes

	First Quarter
	Fiscal 2010	Fiscal 2009	$ Change	% Change
Income taxes	$3,915	$2,236	$1,679	75.1%
Effective tax rate	23.9%	25.3%

The rates for both periods reflect the favorable impact of permanent differences which do not necessarily fluctuate with earnings as well as the impact of certain discrete items, including the decrease in certain income tax contingency reserves upon the expiration of the corresponding statute of limitations.

Net earnings

	First Quarter
	Fiscal 2010	Fiscal 2009	Change	% Change
Net earnings	$12,497	$ 6,611	$5,886	89.0%
Diluted net earnings per common share	$ 0.76	$ 0.42	$ 0.34	81.0%
Weighted average common shares outstanding-diluted	16,503	15,876	627	3.9%

The increase in diluted net earnings per common share was primarily due to (1) the improved gross margins in each operating group, (2) the change in sales mix with a greater proportion of net sales being sales of Tommy Bahama products and (3) higher royalty income, which were partially offset by higher SG&A, primarily due to higher incentive compensation costs resulting from the improved operating results in each group.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Our primary source of revenue and cash flow is our operating activities in the United States and, to a lesser extent, the United Kingdom. When cash inflows are less than cash outflows, we also have access to amounts under our U.S. Revolving Credit Agreement and U.K. Revolving Credit Agreement (each as described below), subject to their terms, each of which is described below. We may seek to finance future capital investment programs through various methods, including, but not limited to, cash flow from operations, borrowings under our current or additional credit facilities and sales of debt or equity securities.

Our liquidity requirements arise from the funding of our working capital needs, which include inventory and accounts receivable, other operating expenses, funding of capital expenditures, payment of quarterly dividends, periodic interest payments related to our financing arrangements and repayment of our indebtedness. Some of our product purchases are facilitated by trade letters of credit which are drawn against our lines of credit at the time of shipment of the products and reduce the amounts available under our lines of credit and borrowing capacity under our credit facilities when issued.

Key Liquidity Measures

($ in thousands)	May 1, 2010	January 30, 2010	May 2, 2009	January 31, 2009
Current assets	$197,306	$184,303	$217,548	$222,477
Current liabilities	95,943	95,862	108,485	106,833
Working capital	$101,363	$ 88,441	$109,063	$115,644
Working capital ratio	2.06	1.92	2.01	2.08
Debt to total capital ratio	57%	58%	69%	70%

Our working capital ratio is calculated by dividing total current assets by total current liabilities, both of which declined from May 2, 2009 to May 1, 2010, as described below. For the ratio of debt to total capital, debt is defined as short-term and long-term debt, and total capital is defined as debt plus shareholders’ equity. The change in the debt to total capital ratio from May 2, 2009 to May 1, 2010 was primarily a result of the significant reduction in debt since May 2, 2009 due to cash flows from operations, as well as increased shareholders’ equity due to our net earnings subsequent to May 2, 2009. Our debt levels and ratio of debt to total capital in future periods may not be comparable to historical amounts as we continue to assess and may periodically make changes to our capital structure. Changes in our capital structure, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.

Balance Sheet

The following tables set forth certain information included in our consolidated balance sheets (in thousands). Below each table are explanations for any significant changes in the balances from May 2, 2009 to May 1, 2010.

Current Assets:

	May 1, 2010	January 30, 2010	May 2, 2009	January 31, 2009
Cash and cash equivalents	$ 18,823	$ 8,288	$ 8,386	$ 3,290
Receivables, net	94,481	74,398	93,795	78,567
Inventories, net	56,319	77,029	93,875	119,616
Prepaid expenses	12,286	10,713	11,629	10,845
Deferred tax assets	15,397	13,875	9,863	10,159
Total current assets	$197,306	$184,303	$217,548	$222,477

Cash and cash equivalents increased at May 1, 2010 primarily due to our positive cash flows from operating activities subsequent to May 2, 2009. Inventory levels for each operating group have decreased significantly as (1) we emphasized increasing inventory turns, (2) focused on mitigating inventory markdown risk and promotional pressure, (3) exited certain lines of business and (4) certain sales that were originally expected for the second quarter of fiscal 2010 were shipped during the first quarter of fiscal 2010 at the request of wholesale customers. The increase in deferred tax assets was primarily related to the tax impact associated with inventory levels.

Non-current Assets:

	May 1, 2010	January 30, 2010	May 2, 2009	January 31, 2009
Property, plant and equipment, net	$ 76,474	$ 79,540	$ 88,311	$ 89,026
Intangible assets, net	136,033	137,490	136,454	135,999
Other non-current assets, net	23,821	23,841	19,970	20,180
Total non-current assets, net	$236,328	$240,871	$244,735	$245,205

The decrease in property, plant and equipment, net was primarily due to depreciation expense exceeding capital expenditures during the twelve months preceding May 1, 2010, as we reduced our investments in new retail stores during the challenging economic environment. The increase in other non-current assets, net was primarily due to the payment of certain deferred financing costs associated with the offering of our 11 3/8% Senior Secured Notes in June 2009 and the increase in deferred compensation plan asset values.

Liabilities:

	May 1, 2010	January 30, 2010	May 2, 2009	January 31, 2009
Current liabilities	$ 95,943	$ 95,862	$108,485	$106,833
Long-term debt less current maturities	146,572	146,408	181,501	194,187
Other non-current liabilities	48,401	50,066	46,304	47,244
Non-current deferred income taxes	28,192	28,421	31,423	32,111
Total liabilities	$319,108	$320,757	$367,713	$380,375

The decrease in current liabilities was primarily due to the reduction in the current maturities of long-term debt from the prior year. This decrease was partially offset by an increase in accrued compensation and income tax payable as of May 1, 2010. The decrease in long-term debt less current maturities and current maturities of long-term debt are primarily due to cash flow from operating activities for the twelve months preceeding May 1, 2010. The cash flow from operating activities was a result of net earnings and improved working capital positions. The increase in other non-current liabilities was primarily due to the increase in deferred compensation plan liabilities. The change in non-current deferred income taxes primarily resulted from (1) changes in book/tax differences for depreciation and deferred compensation, (2) changes in tax accrued on undistributed foreign earnings and (3) the indirect federal benefit of certain reserves for uncertain tax positions and adjustments to reflect changes in the effective tax rate at which certain deferred items are expected to be realized, which are partially offset by changes in foreign currency rates.

Statement of Cash Flows

The following table sets forth the net cash flows resulting in the change in our in cash and cash equivalents (in thousands):

	First Quarter
	Fiscal 2010	Fiscal 2009
Net cash provided by operating activities	$11,117	$ 2,530
Net cash used in investing activities	(1,561)	(3,771)
Net cash provided by financing activities	1,177	6,209
Net change in cash and cash equivalents	$10,733	$ 4,968

Operating Activities:

The operating cash flows for the first quarter of fiscal 2010 and the first quarter of fiscal 2009 were primarily the result of net earnings for the relevant period, adjusted for non-cash activities such as depreciation, amortization and stock compensation expense as well as changes in our working capital accounts. In both fiscal 2010 and fiscal 2009, the significant changes in working capital were (1) decreased inventories, (2) decreased current liabilities and (3) increased accounts receivable. These changes reflect our emphasis on reducing our working capital investment during the challenging economic conditions.

Investing Activities:

During the first quarter of fiscal 2010 and fiscal 2009, investing activities used $1.6 million and $3.8 million, respectively, of cash. In each of the applicable periods, these investing activities primarily consisted of capital expenditures related to new retail stores and costs associated with investment in certain technology initiatives, including the continuing implementation of our new integrated financial systems.

Financing Activities:

During the first quarter of fiscal 2010 and fiscal 2009, financing activities provided $1.2 million and $6.2 million, respectively, of cash. In each of the applicable periods, these financing activities resulted primarily from borrowings under our revolving credit facilities, partially offset by the payment of dividends in each period.

Liquidity and Capital Resources

The table below provides a description of our significant financing arrangements and the amounts outstanding under these financing arrangements (in thousands) as of May 1, 2010:

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

$—
£10 million Senior Secured Revolving Credit Facility (“U.K. Revolving Credit Agreement”), which accrues interest at the bank’s base rate plus 3.5% (4.0% as of May 1, 2010), requires interest payments monthly with principal payable on demand and is collateralized by substantially all of the United Kingdom assets of Ben Sherman	2,856

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

150,000
Unamortized discount	(3,428)
Total debt	$149,428
Short-term debt and current maturities of long-term debt	(2,856)
Long-term debt, less current maturities	$146,572

Our credit facilities are used to finance trade letters of credit, as well to provide funding for other operating activities, capital expenditures and acquisitions. As of May 1, 2010, approximately $17.0 million of trade letters of credit and other limitations on availability in the aggregate were outstanding against the U.S. Revolving Credit Agreement and the U.K. Revolving Credit Agreement. On May 1, 2010, we had approximately $138.8 million and $10.5 million in unused availability under the U.S. Revolving Credit Agreement and the U.K. Revolving Credit Agreement, respectively, subject to the respective limitations on borrowings set forth in the U.S. Revolving Credit Agreement, U.K. Revolving Credit Agreement and the indenture for the 11 3/8% Senior Secured Notes.

Covenants, Other Restrictions and Prepayment Penalties:

Our credit facilities and 11 3/8% Senior Secured Notes are subject to a number of affirmative covenants, negative covenants, financial covenants and other restrictions as discussed in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 5 in our consolidated financial statements, both included in our Annual Report on Form 10-K for fiscal 2009. We believe the affirmative covenants, negative covenants, financial covenants and other restrictions are customary for those included in similar facilities and notes entered into at the time we entered into our agreements. As of May 1, 2010, we were compliant with all covenants related to our credit facilities and 11 3/8% Senior Secured Notes. If we were to redeem any of our 11 3/8% Senior Secured Notes prior to July 15, 2014 pursuant to the indenture governing the notes, we would be required to pay certain premiums above the principal amount, which are also discussed in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 5 in our consolidated financial statements, both included in our Annual Report on Form 10-K for fiscal 2009.

Other Liquidity Items:

We anticipate that we will be able to satisfy our ongoing cash requirements, which generally consist of working capital needs, capital expenditures and interest payments on our debt during fiscal 2010, primarily from positive cash flow from operations supplemented by borrowings under our lines of credit, if necessary. Our need for working capital is typically seasonal with the greatest requirements generally existing in the fall and spring of each year. Our capital needs will depend on many factors including our growth rate, the need to finance inventory levels and the success of our various products. At maturity of the U.S. Revolving Credit Agreement and the 11 3/8% Senior Secured Notes or if the U.K. Revolving Credit Agreement was required to be paid, we anticipate that we will be able to refinance the facilities and debt with terms available in the market at that time, which may or may not be as favorable as the terms of the current agreements.

Our contractual obligations as of May 1, 2010 have not changed significantly from the contractual obligations outstanding at January 30, 2010 other than changes in the amounts outstanding under our U.K. Revolving Credit Agreement and pursuant to letters of credit (each as discussed above).

Our anticipated capital expenditures for fiscal 2010, including $1.6 million incurred during the first quarter of fiscal 2010, are expected to be approximately $15 million. These expenditures are expected to consist primarily of additional retail stores and costs associated with investment in certain technology initiatives, including the continuing implementation of new integrated financial systems.

Off Balance Sheet Arrangements

We have not entered into agreements which meet the SEC’s definition of an off balance sheet financing arrangement, other than operating leases, and have made no financial commitments to or guarantees with respect to any unconsolidated subsidiaries or special purpose entities.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to bad debts, inventories, intangible assets, income taxes, stock compensation expense, contingencies and litigation and certain other accrued expenses. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies and estimates are discussed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for fiscal 2009. There have not been any significant changes to the application of our critical accounting policies and estimates during the first quarter of fiscal 2010.

A detailed summary of significant accounting policies is included in Note 1 to our consolidated financial statements contained in our Annual Report on Form 10-K for fiscal 2009.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain interest rate, foreign currency, commodity and inflation risks as discussed in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for fiscal 2009. There have not been any significant changes in our exposure to these risks during the first quarter of fiscal 2010.

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

There have not been any changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) that occurred during the first quarter of fiscal 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In the ordinary course of business, we may become subject to litigation or claims. We are not currently a party to any litigation or regulatory action that we believe could reasonably be expected to have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 1A.  RISK FACTORS

We believe that an investor should carefully consider the factors discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for fiscal 2009, which are not the only risks facing our company. We do not believe there have been any material changes to the risk factors described in our Annual Report on Form 10-K for fiscal 2009. If any of the risks described in such Annual Report, or other risks or uncertainties not currently known to us or that we currently deem to be immaterial, actually occur, our business, financial condition or operating results could suffer.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)          During the first quarter of fiscal 2010, we did not make any unregistered sales of our equity securities.

(c)          We have certain stock incentive plans as described in Note 7 to our consolidated financial statements included in our Annual Report on Form 10-K for fiscal 2009, all of which are publicly announced plans. Under the plans, we can repurchase shares from employees to cover employee tax liabilities related to the exercise of stock options or the vesting of previously restricted shares.  During the first quarter of fiscal 2010, we repurchased the following shares pursuant to these plans:

Fiscal Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
February (01/31/10 - 02/27/10)	—	—	—	—
March (02/28/10 - 4/3/10)	—	—	—	—
April (4/4/10 - 5/1/10)	18,903	$21.25	—	—
Total	18,903	$21.25	—	—

On September 8, 2008, our Board of Directors authorized the repurchase by us of up to 0.5 million shares of our common stock. As of May 1, 2010, no shares had been repurchased pursuant to this authorization, which has no automatic expiration.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. RESERVED

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

June 9, 2010	OXFORD INDUSTRIES, INC.
(Registrant)

/s/ K. Scott Grassmyer
K. Scott Grassmyer
Senior Vice President, Chief Financial Officer and Controller
(Authorized Signatory)