Form 10-Q
period 2010-07-31
OXFORD INDUSTRIES INC
filed 2010-09-02
CIK 75288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JULY 31, 2010

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of shares outstanding
Title of each class	as of August 27, 2010
Common Stock, $1 par value	16,560,787

OXFORD INDUSTRIES, INC.

INDEX TO FORM 10-Q

For the second quarter of fiscal 2010

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

Our SEC filings and public announcements may include forward-looking statements about future events. Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “will” and similar expressions identify forward-looking statements, which generally are not historical in nature. We intend for all forward-looking statements contained herein, in our press releases or on our website, and all subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf, to be covered by the safe harbor provisions for forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (which Sections were adopted as part of the Private Securities Litigation Reform Act of 1995). Important assumptions relating to these forward-looking statements include, among others, assumptions regarding the impact of economic conditions on consumer demand and spending, demand for our products, timing and cost of shipments requested by our wholesale customers, expected pricing levels, competitive conditions, the timing and cost of planned capital expenditures, costs of products and raw materials we purchase, access to capital and/or credit markets, costs of labor, expected outcomes of pending or potential litigation and regulatory actions and disciplined execution by key management. Forward-looking statements reflect our current expectations, based on currently available information, and are not guarantees of performance. Although we believe that the expectations reflected in such forward-looking statements are reasonable, these expectations could prove inaccurate as such statements involve risks and uncertainties, many of which are beyond our ability to control or predict. Should one or more of these risks or uncertainties, or other risks or uncertainties not currently known to us or that we currently deem to be immaterial, materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Important factors relating to these risks and uncertainties include, but are not limited to, those described in Part I, Item 1A. Risk Factors contained in our Annual Report on Form 10-K for fiscal 2009, as updated by Part II, Item 1A. Risk Factors in this report and those described from time to time in our future reports filed with the SEC.

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

DEFINITIONS

Unless the context requires otherwise, the following terms, or words of similar import, have the following meanings:

Our, us or we: Oxford Industries, Inc. and its consolidated subsidiaries

SG&A: Selling, general and administrative expenses

11 3/8% Senior Secured Notes: Our 11.375% senior secured notes due 2015.

8 7/8% Senior Unsecured Notes: Our 8.875% senior unsecured notes due 2011, which were satisfied and discharged in June 2009.

SEC: U.S. Securities and Exchange Commission

Securities Exchange Act: the Securities Exchange Act of 1934, as amended

FASB: Financial Accounting Standards Board

U.S. GAAP: Generally accepted accounting principles in the United States

ASC: FASB Accounting Standards Codification

Fiscal 2010	52 weeks ending January 29, 2011
Fiscal 2009	52 weeks ended January 30, 2010
First half fiscal 2010	26 weeks ended July 31, 2010
First half fiscal 2009	26 weeks ended August 1, 2009
Fourth quarter fiscal 2010	13 weeks ending January 29, 2011
Third quarter fiscal 2010	13 weeks ending October 30, 2010
Second quarter fiscal 2010	13 weeks ended July 31, 2010
First quarter fiscal 2010	13 weeks ended May 1, 2010
Fourth quarter fiscal 2009	13 weeks ended January 30, 2010
Third quarter fiscal 2009	13 weeks ended October 31, 2009
Second quarter fiscal 2009	13 weeks ended August 1, 2009
First quarter fiscal 2009	13 weeks ended May 2, 2009

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OXFORD INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share amounts)

	Second Quarter Fiscal 2010	Second Quarter Fiscal 2009	First Half Fiscal 2010	First Half Fiscal 2009
Net sales	$186,531	$192,887	$404,281	$ 409,618
Cost of goods sold	98,701	115,514	214,869	242,311
Gross profit	87,830	77,373	189,412	167,307
SG&A	76,246	73,637	159,998	152,320
Amortization of intangible assets	249	315	499	623
	76,495	73,952	160,497	152,943
Royalties and other operating income	4,031	2,916	7,872	5,385
Operating income	15,366	6,337	36,787	19,749
Interest expense, net	5,143	6,245	10,152	10,810
Earnings before income taxes	10,223	92	26,635	8,939
Income taxes	3,004	272	6,919	2,508
Net earnings (loss)	$ 7,219	$ (180)	$ 19,716	$ 6,431

Net earnings (loss) per common share:
Basic	$ 0.44	$ (0.01)	$ 1.19	$ 0.40
Diluted	$ 0.44	$ (0.01)	$ 1.19	$ 0.40
Weighted average common shares outstanding:
Basic	16,540	16,288	16,515	16,083
Dilution	12	—	12	—
Diluted	16,552	16,288	16,527	16,083

Dividends declared per common share	$ 0.11	$ 0.09	$ 0.22	$ 0.18

See accompanying notes.

OXFORD INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except par amounts)

	July 31, 2010	January 30, 2010	August 1, 2009
ASSETS
Current Assets:
Cash and cash equivalents	$ 28,171	$ 8,288	$ 5,461
Receivables, net	74,611	74,398	78,467
Inventories, net	76,330	77,029	86,828
Prepaid expenses, net	15,484	10,713	13,312
Deferred tax assets	15,384	13,875	10,208
Total current assets	209,980	184,303	194,276
Property, plant and equipment, net	73,919	79,540	86,365
Intangible assets, net	136,233	137,490	138,880
Other non-current assets, net	22,623	23,841	22,932
Total Assets	$442,755	$425,174	$442,453
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Trade accounts payable and other accrued expenses	$ 79,105	$ 81,831	$ 75,827
Accrued compensation	18,844	11,514	11,132
Income taxes payable	—	2,517	—
Short-term debt and current maturities of long-term debt	1,195	—	20,417
Total current liabilities	99,144	95,862	107,376
Long-term debt, less current maturities	146,736	146,408	160,357
Other non-current liabilities	46,965	50,066	46,804
Non-current deferred income taxes	28,143	28,421	30,013
Commitments and contingencies
Shareholders’ Equity:
Common stock, $1.00 par value per common share	16,561	16,461	16,520
Additional paid-in capital	94,442	91,840	89,253
Retained earnings	35,437	19,356	14,136
Accumulated other comprehensive loss	(24,673)	(23,240)	(22,006)
Total shareholders’ equity	121,767	104,417	97,903
Total Liabilities and Shareholders’ Equity	$442,755	$425,174	$442,453

See accompanying notes.

OXFORD INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	First Half Fiscal 2010	First Half Fiscal 2009
Cash Flows From Operating Activities:
Net earnings	$ 19,716	$ 6,431
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	8,754	9,259
Amortization of intangible assets	499	623
Amortization/write-off of deferred financing costs and bond discount	977	2,392
Stock compensation expense	2,767	1,637
(Gain) loss on sale of property, plant and equipment	(3)	42
Deferred income taxes	(1,587)	(3,043)
Changes in working capital:
Receivables	(630)	2,574
Inventories	357	35,396
Prepaid expenses	(4,824)	(2,255)
Current liabilities	2,018	(17,601)
Other non-current assets	570	157
Other non-current liabilities	(3,078)	(506)
Net cash provided by operating activities	25,536	35,106
Cash Flows From Investing Activities:
Purchases of property, plant and equipment	(3,370)	(5,840)
Proceeds from sale of property, plant and equipment	78	—
Net cash used in investing activities	(3,292)	(5,840)
Cash Flows From Financing Activities:
Repayment of revolving credit arrangements	(33,925)	(138,135)
Proceeds from revolving credit arrangements	35,097	138,859
Repurchase of 8 7/8% Senior Unsecured Notes	—	(166,805)
Proceeds from the issuance of 11 3/8% Senior Secured Notes	—	146,029
Deferred financing costs paid	—	(4,878)
Proceeds from issuance of common stock	230	193
Dividends on common stock	(3,638)	(2,919)
Net cash used in financing activities	(2,236)	(27,656)
Net change in cash and cash equivalents	20,008	1,610
Effect of foreign currency translation on cash and cash equivalents	(125)	561
Cash and cash equivalents at the beginning of year	8,288	3,290
Cash and cash equivalents at the end of period	$ 28,171	$ 5,461

Supplemental disclosure of cash flow information:
Cash paid for interest, net	$ 9,114	$ 9,626
Cash paid for income taxes	$ 14,762	$ 7,088

See accompanying notes.

OXFORD INDUSTRIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SECOND QUARTER OF FISCAL 2010

1.                                Basis of Presentation:  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial reporting and the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP.  We believe the accompanying unaudited condensed consolidated financial statements reflect all normal, recurring adjustments that are necessary for a fair presentation of our financial position and results of operations as of the dates and for the periods presented.  Results of operations for the interim periods presented are not necessarily indicative of results to be expected for our full fiscal year.  The accounting policies applied during the interim periods presented are consistent with the significant accounting policies described in our Annual Report on Form 10-K for fiscal 2009.

2.                                Inventories:  The components of inventories as of the dates specified are summarized as follows (in thousands):

	July 31, 2010	January 30, 2010	August 1, 2009
Finished goods	$111,220	$108,788	$121,306
Work in process	6,466	6,972	5,677
Fabric, trim and supplies	3,082	5,707	6,568
LIFO reserve	(44,438)	(44,438)	(46,723)
Total	$ 76,330	$ 77,029	$ 86,828

3.                                Comprehensive Income:  Comprehensive income is calculated as follows for the periods presented (in thousands):

	Second Quarter Fiscal 2010	Second Quarter Fiscal 2009	First Half Fiscal 2010	First Half Fiscal 2009
Net earnings (loss)	$7,219	$ (180)	$19,716	$ 6,431
Gain (loss) on foreign currency translation, net of tax	686	4,326	(1,241)	5,599
Net unrealized gains (losses) on forward foreign exchange contracts, net of tax	(192)	—	(192)	—
Comprehensive income	$7,713	$4,146	$18,283	$12,030

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

The table below presents certain information about our operating groups (in thousands).

	Second Quarter Fiscal 2010	Second Quarter Fiscal 2009	First Half Fiscal 2010	First Half Fiscal 2009
Net Sales
Tommy Bahama	$ 99,349	$ 94,439	$208,454	$192,859
Ben Sherman	18,346	23,627	40,500	47,846
Lanier Clothes	22,736	25,204	53,164	56,711
Oxford Apparel	45,551	49,464	101,893	112,668
Corporate and Other	549	153	270	(466)
Total	$186,531	$192,887	$404,281	$409,618

	Second Quarter Fiscal 2010	Second Quarter Fiscal 2009	First Half Fiscal 2010	First Half Fiscal 2009
Depreciation
Tommy Bahama	$ 3,289	$ 3,643	$ 6,563	$ 7,305
Ben Sherman	524	606	1,060	1,161
Lanier Clothes	118	135	237	280
Oxford Apparel	183	195	365	399
Corporate and Other	274	57	529	114
Total	$ 4,388	$ 4,636	$ 8,754	$ 9,259
Amortization of Intangible Assets
Tommy Bahama	$ 173	$ 222	$ 346	$ 444
Ben Sherman	65	84	132	160
Lanier Clothes	—	—	—	—
Oxford Apparel	11	9	21	19
Corporate and Other	—	—	—	—
Total	$ 249	$ 315	$ 499	$ 623
Operating Income (Loss)
Tommy Bahama	$14,172	$13,379	$ 32,033	$ 25,629
Ben Sherman	(598)	(6,308)	(76)	(8,284)
Lanier Clothes	2,809	2,701	7,168	5,438
Oxford Apparel	3,358	4,129	9,329	9,322
Corporate and Other	(4,375)	(7,564)	(11,667)	(12,356)
Total Operating Income	$15,366	$ 6,337	$ 36,787	$ 19,749
Interest Expense, net	5,143	6,245	10,152	10,810
Earnings Before Income Taxes	$10,223	$ 92	$ 26,635	$ 8,939

5.                                Consolidating Financial Data of Subsidiary Guarantors:  Our 11 3/8% Senior Secured Notes due 2015 are guaranteed by substantially all of our wholly-owned domestic subsidiaries (“Subsidiary Guarantors”). All guarantees are full and unconditional. For consolidated financial reporting purposes, non-guarantors consist of our subsidiaries which are organized outside the United States and certain domestic subsidiaries. We use the equity method with respect to our investment in subsidiaries included in other non-current assets in our condensed consolidating financial statements. Set forth below are our condensed consolidating balance sheets as of July 31, 2010, January 30, 2010 and August 1, 2009 (in thousands) as well as our condensed consolidating statements of operations for the second quarter and first half of each of fiscal 2010 and fiscal 2009 (in thousands) and our condensed consolidating statements of cash flows for the first half of fiscal 2010 and fiscal 2009 (in thousands).

OXFORD INDUSTRIES, INC.

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEETS

July 31, 2010

	Oxford Industries (Parent)	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidating Adjustments	Consolidated Total
ASSETS
Cash and cash equivalents	$ 25,251	$ 595	$ 2,325	$ —	$ 28,171
Receivables, net	32,537	6,860	44,879	(9,665)	74,611
Inventories, net	10,744	52,677	13,632	(723)	76,330
Prepaid expenses and deferred tax assets	19,038	9,086	4,457	(1,713)	30,868
Total current assets	87,570	69,218	65,293	(12,101)	209,980
Property, plant and equipment, net	13,014	55,786	5,119	—	73,919
Intangible assets, net	7	112,826	23,400	—	136,233
Other non-current assets, net	518,307	148,912	6,994	(651,590)	22,623
Total Assets	$618,898	$386,742	$100,806	$(663,691)	$442,755

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities	$ 17,886	$ 47,195	$ 41,370	$ (7,307)	$ 99,144
Long-term debt, less current maturities	146,736	—	—	—	146,736
Other non-current liabilities	336,825	(325,463)	144,157	(108,554)	46,965
Non-current deferred income taxes	(4,316)	26,005	6,454	—	28,143
Total shareholders’/invested equity	121,767	639,005	(91,175)	(547,830)	121,767
Total Liabilities and Shareholders’ Equity	$618,898	$ 386,742	$100,806	$(663,691)	$442,755

OXFORD INDUSTRIES, INC.

CONDENSED CONSOLIDATING BALANCE SHEETS

January 30, 2010

	Oxford Industries (Parent)	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidating Adjustments	Consolidated Total
ASSETS
Cash and cash equivalents	$ 5,954	$ 782	$ 1,552	$ —	$ 8,288
Receivables, net	35,943	2,412	45,958	(9,915)	74,398
Inventories, net	14,218	51,911	11,897	(997)	77,029
Prepaid expenses and deferred tax assets	17,292	8,111	3,103	(3,918)	24,588
Total current assets	73,407	63,216	62,510	(14,830)	184,303
Property, plant and equipment, net	13,997	59,939	5,604	—	79,540
Intangible assets, net	28	113,173	24,289	—	137,490
Other non-current assets, net	499,389	148,932	4,216	(628,696)	23,841
Total Assets	$586,821	$385,260	$96,619	$(643,526)	$425,174

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities	39,507	27,319	38,686	(9,650)	95,862
Long-term debt, less current maturities	146,408	—	—	—	146,408
Other non-current liabilities	300,896	(288,230)	145,195	(107,795)	50,066
Non-current deferred income taxes	(4,407)	27,000	6,794	(966)	28,421
Total shareholders’/invested equity	104,417	619,171	(94,056)	(525,115)	104,417
Total Liabilities and Shareholders’ Equity	$586,821	$385,260	$96,619	$(643,526)	$425,174

OXFORD INDUSTRIES, INC.

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEETS

August 1, 2009

	Oxford Industries (Parent)	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidating Adjustments	Consolidated Total
ASSETS
Cash and cash equivalents	$ 1,675	$ —	$ 3,786	$ —	$ 5,461
Receivables, net	37,314	10,752	38,882	(8,481)	78,467
Inventories, net	10,950	58,525	19,105	(1,752)	86,828
Prepaid expenses and deferred tax assets	9,931	9,068	3,977	544	23,520
Total current assets	59,870	78,345	65,750	(9,689)	194,276
Property, plant and equipment, net	9,793	70,320	6,252	—	86,365
Intangible assets, net	47	113,616	25,217	—	138,880
Other non-current assets, net	473,815	145,802	35,273	(631,958)	22,932
Total Assets	$543,525	$ 408,083	$132,492	$(641,647)	$442,453

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities	$ 37,644	$ 29,710	$ 47,518	$ (7,496)	$107,376
Long-term debt, less current maturities	160,357	—	—	—	160,357
Other non-current liabilities	251,608	(205,878)	110,229	(109,155)	46,804
Non-current deferred income taxes	(3,987)	27,305	6,695	—	30,013
Total shareholders’/invested equity	97,903	556,946	(31,950)	(524,996)	97,903
Total Liabilities and Shareholders’ Equity	$543,525	$ 408,083	$132,492	$(641,647)	$442,453

OXFORD INDUSTRIES, INC.

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

Second Quarter Fiscal 2010

	Oxford Industries (Parent)	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidating Adjustments	Consolidated Total
Net sales	$74,164	$100,899	$20,366	$(8,898)	$186,531
Cost of goods sold	55,564	38,637	8,424	(3,924)	98,701
Gross profit	18,600	62,262	11,942	(4,974)	87,830
SG&A including amortization of intangible assets	15,844	53,194	12,825	(5,368)	76,495
Royalties and other operating income	27	2,503	1,800	(299)	4,031
Operating income	2,783	11,571	917	95	15,366
Interest (income) expense, net	5,097	(1,078)	717	407	5,143
Income from equity investment	8,549	—	—	(8,549)	—
Earnings before income taxes	6,235	12,649	200	(8,861)	10,223
Income taxes (benefit)	(1,186)	4,294	5	(109)	3,004
Net earnings	$7,421	$8,355	$195	$(8,752)	$7,219

OXFORD INDUSTRIES, INC.

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

First Half Fiscal 2010

	Oxford Industries (Parent)	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidating Adjustments	Consolidated Total
Net sales	$166,840	$211,856	$42,698	$(17,113)	$404,281
Cost of goods sold	124,184	81,375	16,907	(7,597)	214,869
Gross profit	42,656	130,481	25,791	(9,516)	189,412
SG&A including amortization of intangible assets	38,535	107,836	25,722	(11,596)	160,497
Royalties and other operating income	64	5,433	3,368	(993)	7,872
Operating income	4,185	28,078	3,437	1,087	36,787
Interest (income) expense, net	10,062	(2,119)	1,399	810	10,152
Income from equity investment	21,359	—	—	(21,359)	—
Earnings before income taxes	15,482	30,197	2,038	(21,082)	26,635
Income taxes (benefit)	(4,052)	10,360	514	97	6,919
Net earnings	$19,534	$19,837	$1,524	$(21,179)	$19,716

OXFORD INDUSTRIES, INC.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

Second Quarter Fiscal 2009

	Oxford Industries (Parent)	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidating Adjustments	Consolidated Total
Net sales	$74,081	$102,239	$25,848	$(9,281)	$192,887
Cost of goods sold	62,270	42,965	14,596	(4,317)	115,514
Gross profit	11,811	59,274	11,252	(4,964)	77,373
SG&A including amortization of intangible assets	11,175	52,187	15,821	(5,231)	73,952
Royalties and other operating income	22	2,057	1,203	(366)	2,916
Operating income (loss)	658	9,144	(3,366)	(99)	6,337
Interest (income) expense, net	6,684	(1,370)	931	—	6,245
Income from equity investment	4,594	—	—	(4,594)	—
Earnings (loss) before income taxes	(1,432)	10,514	(4,297)	(4,693)	92
Income taxes (benefit)	(1,316)	2,821	(1,199)	(34)	272
Net earnings (loss)	$(116)	$7,693	$(3,098)	$(4,659)	$(180)

First Half Fiscal 2009

	Oxford Industries (Parent)	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidating Adjustments	Consolidated Total
Net sales	$166,874	$210,304	$51,133	$(18,693)	$409,618
Cost of goods sold	136,776	88,929	25,384	(8,778)	242,311
Gross profit	30,098	121,375	25,749	(9,915)	167,307
SG&A including amortization of intangible assets	25,162	109,221	29,800	(11,240)	152,943
Royalties and other operating income	34	4,276	2,184	(1,109)	5,385
Operating income (loss)	4,970	16,430	(1,867)	216	19,749
Interest (income) expense, net	11,640	(2,717)	1,887	—	10,810
Income from equity investment	11,550	—	—	(11,550)	—
Earnings (loss) before income taxes	4,880	19,147	(3,754)	(11,334)	8,939
Income taxes (benefit)	(1,411)	5,084	(1,241)	76	2,508
Net earnings (loss)	$6,291	$14,063	$(2,513)	$(11,410)	$6,431

OXFORD INDUSTRIES, INC.

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

First Half Fiscal 2010

	Oxford Industries (Parent)	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidating Adjustments	Consolidated Total
Cash Flows From Operating Activities:
Net cash (used in) provided by operating activities	$(14,632)	$39,115	$ 1,053	$ —	$25,536
Cash Flows from Investing Activities:
Net cash used in investing activities	(485)	(2,430)	(377)	—	(3,292)
Cash Flows from Financing Activities:
Change in debt	—	—	1,172	—	1,172
Proceeds from issuance of common stock	230	—	—	—	230
Change in intercompany payable	37,822	(36,872)	(950)	—	—
Dividends on common stock	(3,638)	—	—	—	(3,638)
Net cash (used in) provided by financing activities	34,414	(36,872)	222	—	(2,236)
Net change in cash and cash equivalents	19,297	(187)	898	—	20,008
Effect of foreign currency translation	—	—	(125)	—	(125)
Cash and cash equivalents at the beginning of year	5,954	782	1,552	—	8,288
Cash and cash equivalents at the end of period	$25,251	$595	$ 2,325	$ —	$28,171

OXFORD INDUSTRIES, INC.

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

First Half Fiscal 2009

	Oxford Industries (Parent)	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidating Adjustments	Consolidated Total
Cash Flows From Operating Activities:
Net cash (used in) provided by operating activities	$(97)	$35,965	$(762)	$ —	$35,106
Cash Flows from Investing Activities:
Net cash (used in) provided by investing activities	(1,496)	(3,212)	(1,132)	—	(5,840)
Cash Flows from Financing Activities:
Change in debt	(24,221)	—	4,169	—	(20,052)
Payments of debt issuance costs	(4,878)	—	—	—	(4,878)
Proceeds from issuance of common stock	193	—	—	—	193
Change in intercompany payable	33,566	(33,290)	(276)	—	—
Dividends on common stock	(2,919)	—	—	—	(2,919)
Net cash (used in) provided by financing activities	1,741	(33,290)	3,893	—	(27,656)
Net change in cash and cash equivalents	148	(537)	1,999	—	1,610
Effect of foreign currency translation	—	—	561	—	561
Cash and cash equivalents at the beginning of year	1,527	537	1,226	—	3,290
Cash and cash equivalents at the end of period	$1,675	$—	$3,786	$ —	$5,461

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

As a result of the weak global economic conditions, fiscal 2009 was a particularly challenging year for each of our operating groups. While we have seen some signs of recovery, we believe these challenging economic conditions will continue to persist and impact each of our operating groups through the end of fiscal 2010, or beyond. Thus, we have purchased inventory for fiscal 2010 at levels which we believe should mitigate inventory markdown risk and promotional pressure; however, these precautions may also limit our growth opportunities. In the current economic environment, we also believe it is important to continue to focus on maintaining a strong balance sheet and ample liquidity. We believe that the measures we have taken to reduce working capital requirements, moderate capital expenditures for retail stores, reduce our overhead and refinance our significant debt agreements have significantly enhanced our balance sheet and liquidity.

The apparel and retail industry is cyclical and dependent upon the overall level of discretionary consumer spending, which changes as regional, domestic and international economic conditions change. The impact of negative economic conditions may have a longer and more severe impact on the apparel and retail industry than the same conditions have on other industries. Therefore, even if conditions improve in the general economy, the negative impact on the apparel and retail industry may continue.

The following table sets forth our consolidated operating results (in thousands, except per share amounts) for the first half of fiscal 2010 compared to the first half of fiscal 2009:

	First Half
	Fiscal 2010	Fiscal 2009	$ Change
Net sales	$404,281	$409,618	$ (5,337)
Net earnings	$ 19,716	$ 6,431	$13,285
Diluted net earnings per common share	$ 1.19	$ 0.40	$ 0.79
Weighted average common shares outstanding—diluted	16,527	16,083	444

The primary reasons for the improvement in net earnings were:

•                  A change in our net sales mix, with Tommy Bahama sales, which generally have higher gross margins than our other operating groups, representing a higher proportion of consolidated net sales and sales related to certain exited businesses representing a lower proportion of consolidated net sales during the first half of fiscal 2010. The first half of fiscal 2009 included $26.4 million of net sales associated with businesses that we have exited.

•                  Improved gross margins, which benefitted from the first half of fiscal 2010 including a LIFO charge of $1.6 million compared to the first half of fiscal 2009 including a LIFO charge of $5.5 million.

•                  Increased royalty income in both Tommy Bahama and Ben Sherman resulting from increased sales during the first half of fiscal 2010 by existing licensees, as well as the addition of new licensees.

•                  The first half of fiscal 2009 included $1.4 million of restructuring charges related to Ben Sherman’s exit from and subsequent licensing of its footwear and kids operations and other streamlining initiatives.

•                  The first half of fiscal 2009 included a $1.8 million write-off of unamortized deferred financing costs related to the satisfaction and discharge of the remaining 8 7/8% Senior Unsecured Notes, which was included in interest expense.

These items were partially offset by increased SG&A primarily due to increased incentive compensation amounts resulting from the resumption of our incentive compensation program, which was suspended in fiscal 2009 and is tied to our financial performance.

OPERATING GROUPS

Our business is operated through our four operating groups: Tommy Bahama, Ben Sherman, Lanier Clothes and Oxford Apparel. We identify our operating groups based on the way our management organizes the components of our business for purposes of allocating resources and assessing performance.

Tommy Bahama designs, sources and markets collections of men’s and women’s sportswear and related products. The target consumers of Tommy Bahama are affluent men and women age 35 and older who embrace a relaxed and casual approach to daily living. Tommy Bahama® products can be found in our owned and licensed Tommy Bahama retail stores and on our e-commerce website, as well as in certain department stores and independent specialty stores throughout the United States. We also license the Tommy Bahama name for various product categories and operate Tommy Bahama restaurants.

Ben Sherman is a London-based designer, marketer and distributor of branded sportswear and related products. Ben Sherman® was established in 1963 as an edgy, young men’s, “Mod”-inspired shirt brand and has evolved into a British lifestyle brand of apparel targeted at youthful-thinking men age 19 to 35 throughout the world. We offer a Ben Sherman men’s sportswear collection, as well as tailored clothing and accessories. Our Ben Sherman products can be found in certain department stores, a variety of independent specialty stores and our owned and licensed Ben Sherman retail stores, as well as on our e-commerce websites. We also license the Ben Sherman name for various product categories.

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

Oxford Apparel produces branded and private label dress shirts, suit separates, sport shirts, casual slacks, outerwear, sweaters, jeans, swimwear, westernwear and golf apparel. We design and source certain private label programs for several customers, including programs for Costco, Sears, Target and Macy’s. Significant owned brands of Oxford Apparel include Oxford Golf®, Ely®, Cattleman® and Cumberland Outfitters®. Oxford Apparel also owns a two-thirds interest in the entity that owns the Hathaway® trademark in the United States and several other countries. Additionally, Oxford Apparel licenses from third parties the right to use certain trademarks, including Dockers and United States Polo Association®, for certain apparel products. Our Oxford Apparel products are sold to a variety of department stores, mass merchants, specialty catalog retailers, discount retailers, specialty stores, “green grass” golf merchants and Internet retailers throughout the United States.

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

RESULTS OF OPERATIONS

SECOND QUARTER OF FISCAL 2010 COMPARED TO SECOND QUARTER OF FISCAL 2009

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

	Second Quarter
	Fiscal 2010		Fiscal 2009			$ Change	% Change
Net sales	$186,531	100.0%	$192,887	100.0%		$ (6,356)	(3.3%	)
Cost of goods sold	98,701	52.9%	115,514	59.9%		(16,813)	(14.6%	)
Gross profit	87,830	47.1%	77,373	40.1%		10,457	13.5%
SG&A	76,246	40.9%	73,637	38.2%		2,609	3.5%
Amortization of intangible assets	249	0.1%	315	0.2%		(66)	(21.0%	)
Royalties and other operating income	4,031	2.2%	2,916	1.5%		1,115	38.2%
Operating income	15,366	8.2%	6,337	3.3%		9,029	142.5%
Interest expense, net	5,143	2.8%	6,245	3.2%		(1,102)	(17.6%	)
Earnings before income taxes	10,223	5.5%	92	0.0%		10,131	NM
Income taxes	3,004	1.6%	272	0.1%		2,732	NM
Net earnings (loss)	$ 7,219	3.9%	$ (180)	(0.1%	)	$ 7,399	NM

The discussion and tables below compare certain line items included in our statements of operations for the second quarter of fiscal 2010 to the second quarter of fiscal 2009. Each dollar and percentage change provided reflects the change between these periods unless indicated otherwise. Each dollar and share amount included in the tables is in thousands except for per share amounts.

Net Sales

	Second Quarter
	Fiscal 2010	Fiscal 2009	$ Change	% Change
Tommy Bahama	$ 99,349	$ 94,439	$ 4,910	5.2%
Ben Sherman	18,346	23,627	(5,281)	(22.4%	)
Lanier Clothes	22,736	25,204	(2,468)	(9.8%	)
Oxford Apparel	45,551	49,464	(3,913)	(7.9%	)
Corporate and Other	549	153	396	NM
Total net sales	$186,531	$192,887	$(6,356)	(3.3%	)

Consolidated net sales decreased $6.4 million, or 3.3%, in the second quarter of fiscal 2010 compared to the second quarter of fiscal 2009 primarily due to $13.4 million of sales related to businesses that we have exited being included in the second quarter of fiscal 2009 and the other changes in each operating group discussed below.

Tommy Bahama:

The increase in net sales for Tommy Bahama was primarily due to improved comparable retail store sales and higher e-commerce sales. Tommy Bahama unit sales increased 8.5%, which was primarily a result of the improvement in the direct to consumer channels, while the average selling price per unit decreased by 2.9%. The decrease in the average selling price per unit for apparel was primarily due to a change in product mix. As of July 31, 2010 and August 1, 2009, we operated 86 and 84 Tommy Bahama retail stores, respectively.

Ben Sherman:

The decrease in net sales for Ben Sherman was primarily due to a 23.0% reduction in unit sales primarily resulting from our exit from and subsequent licensing of our footwear and kids’ businesses and our exit from the women’s operations. Net sales in the second quarter of fiscal 2009 related to these exited businesses totaled approximately $5.4 million. The decrease in unit sales was compounded by a 6.3% decrease in the average exchange rate of the British pound sterling versus the United States dollar during the second quarter of fiscal 2010 compared to the average exchange rate during the second quarter of fiscal 2009 resulting in a reduction in net sales of $1.2 million. These items that reduced net sales were partially offset by an increase in comparable retail store sales and increases in Ben Sherman’s men’s sportswear business. The average selling price per unit for Ben Sherman increased 0.8% compared to the second quarter of fiscal 2009 due to the increased proportion of retail sales, which has a higher average selling price, as a percentage of total Ben Sherman sales, as well as the second quarter of fiscal 2009’s wholesale sales including a larger proportion of close-out sales.

Lanier Clothes:

The decrease in net sales for Lanier Clothes was primarily due to $1.8 million of close-out sales associated with exited businesses during the second quarter of fiscal 2009. Unit sales declined 14.1% and the average selling price per unit increased 5.1%, both primarily as a result of the second quarter of fiscal 2010 not including any close-out sales associated with the exited businesses.

Oxford Apparel:

The decrease in net sales for Oxford Apparel was primarily due to the second quarter of fiscal 2009 including $6.2 million of close-out sales related to certain businesses that we previously exited. Unit sales declined 7.9%, as a result of the inclusion of the close-out sales in the second quarter of fiscal 2009, and the average selling price per unit was relatively flat between the two periods.

Gross Profit

	Second Quarter
	Fiscal 2010	Fiscal 2009	$ Change	% Change
Gross profit	$ 87,830	$ 77,373	$ 10,457	13.5%
Gross margin (gross profit as a % of net sales)	47.1%	40.1%
LIFO charges included in cost of goods sold	$ 976	$ 4,043

The increase in gross profit was primarily due to (1) improved gross margins in each operating group resulting from changes in product mix as a result of the prior year including a greater proportion of close-out sales, (2) the increase in Tommy Bahama’s net sales, which generally have higher gross margins than our other operating groups, both in total and as a proportion of consolidated net sales and (3) the impact of LIFO accounting charges.  Gross margins increased to 47.1% of net sales during the second quarter of fiscal 2010 from 40.1% in the second quarter of fiscal 2009. Gross profit included charges for LIFO accounting of $1.0 million in the second quarter of fiscal 2010 and $4.0 million in the second quarter of fiscal 2009. We anticipate that consolidated gross margins in fiscal 2010 will continue to increase compared to the prior year as our consolidated sales mix is more heavily weighted towards Tommy Bahama; however, this change is expected to be partially offset by increases in cotton prices, wages in Asia and ocean shipping costs. Our gross profit may not be directly comparable to those of our competitors, as statement of operations classification of certain expenses may vary by company.

SG&A

	Second Quarter
	Fiscal 2010	Fiscal 2009	$ Change	% Change
SG&A	$ 76,246	$ 73,637	$ 2,609	3.5%
SG&A (as % of net sales)	40.9%	38.2%
Restructuring charges included in SG&A	$ —	$ 1,362

The increase in SG&A was primarily due to costs associated with the resumption of our incentive compensation program, which was suspended in fiscal 2009 and is tied to our financial performance. The resumption of our incentive compensation program impacted SG&A for each operating group.  The second quarter of fiscal 2009 included $1.4 million of restructuring charges in Ben Sherman related to its exit from and subsequent licensing of its footwear and kids’ businesses and other streamlining initiatives.

Royalties and other operating income

	Second Quarter
	Fiscal 2010	Fiscal 2009	$ Change	% Change
Royalties and other operating income	$ 4,031	$ 2,916	$ 1,115	38.2%

The increase in royalties and other operating income was primarily due to increased royalty income in both Tommy Bahama and Ben Sherman, as sales reported by certain licensees increased and new licensees were added.

Operating income (loss)

	Second Quarter
	Fiscal 2010	Fiscal 2009	$ Change	% Change
Tommy Bahama	$14,172	$13,379	$ 793	5.9%
Ben Sherman	(598)	(6,308)	5,710	90.5%
Lanier Clothes	2,809	2,701	108	4.0%
Oxford Apparel	3,358	4,129	(771)	(18.7%)
Corporate and Other	(4,375)	(7,564)	3,189	42.2%
Total operating income	$15,366	$ 6,337	$9,029	142.5%
LIFO charges included in operating income	$ 976	$ 4,043
Restructuring charges included in operating income	$ —	$ 1,362

Operating income, on a consolidated basis, increased to $15.4 million in the second quarter of fiscal 2010 from $6.3 million in the second quarter of fiscal 2009. The $9.0 million increase in operating income was primarily due to the improved gross margins in each operating group and higher royalty income, which was partially offset by decreased net sales and increased SG&A, each as described above. Operating income included charges for LIFO accounting of $1.0 million in the second quarter of fiscal 2010 and $4.0 million in the second quarter of fiscal 2009. The second quarter of fiscal 2009 also included restructuring charges of $1.4 million in Ben Sherman. Changes in operating income by operating group are discussed below.

Tommy Bahama:

	Second Quarter
	Fiscal 2010	Fiscal 2009	$ Change	% Change
Net sales	$99,349	$94,439	$4,910	5.2%
Operating income	$14,172	$13,379	$ 793	5.9%
Operating income as % of net sales	14.3%	14.2%

The increase in operating income for Tommy Bahama was primarily due to the increased net sales, improved gross margins due to a greater proportion of direct to consumer sales as a percentage of total Tommy Bahama sales and higher royalty income. These items were partially offset by increased SG&A.

Ben Sherman:

	Second Quarter
	Fiscal 2010	Fiscal 2009	$ Change	% Change
Net sales	$18,346	$23,627	$(5,281)	(22.4%	)
Operating income (loss)	$ (598)	$ (6,308)	$ 5,710	90.5%
Operating income (loss) as % of net sales	(3.3%)	(26.7%)
Restructuring charges included in operating income (loss)	$ —	$ 1,362

The improved operating results for Ben Sherman were primarily due to improved gross margins and reduced SG&A, both of which were primarily a result of our exit from and subsequent licensing of the footwear and kids’ businesses, our exit from the women’s operations and increased royalty income. The second quarter of fiscal 2009 SG&A for Ben Sherman also included $1.4 million of restructuring charges primarily related to our exit from and subsequent licensing of the footwear and kids’ businesses and other streamlining initiatives.

Lanier Clothes:

	Second Quarter
	Fiscal 2010	Fiscal 2009	$ Change	% Change
Net sales	$22,736	$25,204	$(2,468)	(9.8%	)
Operating income	$ 2,809	$ 2,701	$ 108	4.0%
Operating income as % of net sales	12.4%	10.7%

The increase in operating income for Lanier Clothes, despite a decrease in net sales, was primarily due to improved gross margins resulting from sales mix, with branded sales representing a greater proportion of Lanier Clothes’ sales in the second quarter of fiscal 2010, and close-out sales associated with exited businesses included in the prior year.

Oxford Apparel:

	Second Quarter
	Fiscal 2010	Fiscal 2009	$ Change	% Change
Net sales	$45,551	$49,464	$(3,913)	(7.9%	)
Operating income	$ 3,358	$ 4,129	$ (771)	(18.7%	)
Operating income as % of net sales	7.4%	8.3%

The decrease in operating income was primarily due to decreased sales and increased SG&A, which were partially offset by higher gross margins resulting from a greater proportion of close-out sales included in the second quarter of fiscal 2009.

Corporate and Other:

	Second Quarter
	Fiscal 2010	Fiscal 2009	$ Change	% Change
Operating income (loss)	$(4,375)	$(7,564)	$3,189	42.2%
LIFO charges included in operating income (loss)	$ 976	$ 4,043

The Corporate and Other operating loss decreased by $3.2 million from a loss of $7.6 million in the second quarter of fiscal 2009 to a loss of $4.4 million in the second quarter of fiscal 2010. The decrease in the operating loss was primarily due to LIFO accounting charges of $1.0 million in the second quarter of fiscal 2010 and $4.0 million in the second quarter of fiscal 2009.

Interest expense, net

	Second Quarter
	Fiscal 2010	Fiscal 2009	$ Change	% Change
Interest expense, net	$5,143	$6,245	$(1,102)	(17.6%	)
Write-off of deferred financing costs included in interest expense	$ —	$1,759

The decrease in interest expense was primarily due to the $1.8 million write-off of unamortized deferred financing costs and discount related to the 8 7/8% Senior Unsecured Notes, which were satisfied and discharged in June 2009, as well as a lower level of borrowings in the second quarter of fiscal 2010 resulting from the cash flow from operations generated subsequent to the second quarter of fiscal 2009. These items were partially offset by the higher interest rate associated with our 11 3/8% Senior Secured Notes.

Income taxes

	Second Quarter
	Fiscal 2010	Fiscal 2009	$ Change	% Change
Income taxes	$3,004	$ 272	$2,732	NM
Effective tax rate	29.4%	295.7%

The rates for both periods reflect the impact of permanent differences which do not necessarily fluctuate with earnings, as well as the impact of certain discrete items. Also, the second quarter of fiscal 2009 was impacted by a reduction in the anticipated benefit of favorable permanent differences expected for the year, as compared to our estimates as of the first quarter of fiscal 2009, resulting from changes in the mix of earnings between taxing jurisdictions, which had a significant impact on the effective tax rate due to the low earnings in the second quarter of fiscal 2009.

Net earnings (loss)

	Second Quarter
	Fiscal 2010	Fiscal 2009	Change	% Change
Net earnings (loss)	$ 7,219	$ (180)	$7,399	NM
Diluted net earnings (loss) per common share	$ 0.44	$ (0.01)	$ 0.45	NM
Weighted average common shares outstanding-diluted	16,552	16,288	264	1.6%

The increase in diluted net earnings per common share was primarily due to (1) the change in consolidated sales mix with a greater proportion of net sales being sales of Tommy Bahama products and a lower proportion of net sales being related to exited businesses, (2) the impact of LIFO accounting in each period, (3) higher royalty income, (4) the $1.4 million of restructuring charges incurred in the second quarter of fiscal 2009 related to Ben Sherman’s exit from and subsequent licensing of its footwear and kids’ businesses and other streamlining initiatives and (5) the $1.8 million write-off of unamortized deferred financing costs in the second quarter of fiscal 2009 related to the satisfaction and discharge of the remaining 8 7/8% Senior Unsecured Notes, which was included in interest expense. These items were partially offset by increased SG&A primarily due to higher incentive compensation amounts resulting from the resumption of our incentive compensation program which was suspended in fiscal 2009 and is tied to our financial performance.

FIRST HALF OF FISCAL 2010 COMPARED TO FIRST HALF OF FISCAL 2009

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

	First Half
	Fiscal 2010		Fiscal 2009		$ Change	% Change
Net sales	$ 404,281	100.0%	$ 409,618	100.0%	$ (5,337)	(1.3%	)
Cost of goods sold	214,869	53.1%	242,311	59.2%	(27,442)	(11.3%	)
Gross profit	189,412	46.9%	167,307	40.8%	22,105	13.2%
SG&A	159,998	39.6%	152,320	37.2%	7,678	5.0%
Amortization of intangible assets	499	0.1%	623	0.2%	(124)	(19.9%	)
Royalties and other operating income	7,872	1.9%	5,385	1.3%	2,487	46.2%
Operating income	36,787	9.1%	19,749	4.8%	17,038	86.3%
Interest expense, net	10,152	2.5%	10,810	2.6%	(658)	(6.1%	)
Earnings before income taxes	26,635	6.6%	8,939	2.2%	17,696	198.0%
Income taxes	6,919	1.7%	2,508	0.6%	4,411	175.9%
Net earnings	$ 19,716	4.9%	$ 6,431	1.6%	$ 13,285	206.6%

The discussion and tables below compare certain line items included in our statements of operations for the first half of fiscal 2010 to the first half of fiscal 2009. Each dollar and percentage change provided reflects the change between these periods unless indicated otherwise. Each dollar and share amount included in the tables is in thousands except for per share amounts.

Net Sales

	First Half
	Fiscal 2010	Fiscal 2009	$ Change	% Change
Tommy Bahama	$ 208,454	$ 192,859	$ 15,595	8.1%
Ben Sherman	40,500	47,846	(7,346)	(15.4%	)
Lanier Clothes	53,164	56,711	(3,547)	(6.3%	)
Oxford Apparel	101,893	112,668	(10,775)	(9.6%	)
Corporate and Other	270	(466)	736	NM
Total net sales	$ 404,281	$ 409,618	$ (5,337)	(1.3%	)

Consolidated net sales decreased $5.3 million, or 1.3%, in the first half of fiscal 2010 compared to the first half of fiscal 2009 primarily as a result of the first half of fiscal 2009 including $26.4 million of net sales related to businesses that we have exited and the other changes in each operating group discussed below.

Tommy Bahama:

The increase in net sales for Tommy Bahama was primarily due to improved comparable retail store sales and higher e-commerce sales. Tommy Bahama unit sales increased 14.1%, which was primarily a result of the improvement in the direct to consumer channels, while the average selling price per unit decreased by 4.6% due to a change in product mix.

Ben Sherman:

The decrease in net sales for Ben Sherman was primarily due to a 15.6% reduction in unit sales primarily resulting from our exit from and subsequent licensing of our footwear and kids’ businesses and our exit from our women’s operations. Net sales related to the footwear, kids’ and women’s businesses totaled approximately $10.1 million in the first half of fiscal 2009 compared to $2.0 million in the first half of fiscal 2010. The decrease related to these exited businesses was partially offset by an increase in comparable retail store sales and increases in wholesale sales in Ben Sherman’s men’s sportswear business. The average selling price per unit for Ben Sherman was relatively flat between the two periods.

Lanier Clothes:

The decrease in net sales for Lanier Clothes was primarily due to our exit from certain businesses as the first half of fiscal 2009 included $3.6 million of close-out sales associated with these businesses. Unit sales declined 7.5% and the average selling price per unit increased 1.4%, in both cases as a result of the first half of fiscal 2010 not including any close-out sales associated with the exited businesses.

Oxford Apparel:

The decrease in net sales for Oxford Apparel was primarily due to the first half of fiscal 2009 including $12.5 million of close-out sales related to certain businesses that we exited. Unit sales declined 9.4% and the average selling price per unit was relatively flat between the two periods.

Gross Profit

	First Half
	Fiscal 2010	Fiscal 2009	$ Change	% Change
Gross profit	$189,412	$167,307	$22,105	13.2%
Gross margin (gross profit as a % of net sales)	46.9%	40.8%
LIFO charges included in cost of goods sold	$ 1,627	$ 5,491

The increase in gross profit was primarily due to (1) improved gross margins in each operating group resulting from changes in product mix in each operating group as a result of the prior year including a greater proportion of close-out sales, (2) the increase in Tommy Bahama’s net sales, which generally have higher gross margins than our other operating groups, both in total and as a proportion of consolidated net sales and (3) the impact of LIFO accounting charges.  Gross margins increased to 46.9% of net sales during the first half of fiscal 2010 from 40.8% in the first half of fiscal 2009. Gross profit included charges for LIFO accounting of $1.6 million in the first half of fiscal 2010 and $5.5 million in the first half of fiscal 2009. We anticipate that consolidated gross margins in fiscal 2010 will continue to increase compared to the prior year as our consolidated sales mix is more heavily weighted towards Tommy Bahama; however, this change is expected to be partially offset by increases in cotton prices, wages in Asia and ocean shipping costs. Our gross profit may not be directly comparable to those of our competitors, as statement of operations classification of certain expenses may vary by company.

SG&A

	First Half
	Fiscal 2010	Fiscal 2009	$ Change	% Change
SG&A	$159,998	$152,320	$7,678	5.0%
SG&A (as % of net sales)	39.6%	37.2%
Restructuring charges included in SG&A	$ —	$ 1,362

The increase in SG&A was primarily due to costs associated with the resumption of our incentive compensation program, which was suspended in fiscal 2009 and is tied to our financial performance. The resumption of our incentive compensation program impacted SG&A for each of our operating groups.  The first half of fiscal 2009 included $1.4 million of restructuring charges related to Ben Sherman’s exit from and subsequent licensing of its footwear and kids’ businesses and other streamlining initiatives.

Royalties and other operating income

	First Half
	Fiscal 2010	Fiscal 2009	$ Change	% Change
Royalties and other operating income	$7,872	$5,385	$2,487	46.2%

The increase in royalties and other operating income was primarily due to increased royalty income in both Tommy Bahama and Ben Sherman, as sales reported by certain licensees increased and new licensees were added.

Operating income (loss)

	First Half
	Fiscal 2010	Fiscal 2009	$ Change	% Change
Tommy Bahama	$ 32,033	$ 25,629	$ 6,404	25.0%
Ben Sherman	(76)	(8,284)	8,208	99.1%
Lanier Clothes	7,168	5,438	1,730	31.8%
Oxford Apparel	9,329	9,322	7	0.1%
Corporate and Other	(11,667)	(12,356)	689	5.6%
Total operating income	$ 36,787	$ 19,749	$17,038	86.3%
LIFO charges included in operating income	$ 1,627	$ 5,491
Restructuring charges included in operating income	$ —	$ 1,362

Operating income, on a consolidated basis, increased to $36.8 million in the first half of fiscal 2010 from $19.7 million in the first half of fiscal 2009. The $17.0 million increase in operating income was primarily due to the improved gross margins in each operating group and higher royalty income, which was partially offset by increased SG&A, each as described above. Operating income included charges for LIFO accounting of $1.6 million in the first half of fiscal 2010 and $5.5 million in the first half of fiscal 2009. The first half of fiscal 2009 also included restructuring charges of $1.4 million in Ben Sherman. Changes in operating income by operating group are discussed below.

Tommy Bahama:

	First Half
	Fiscal 2010	Fiscal 2009	$ Change	% Change
Net sales	$208,454	$192,859	$15,595	8.1%
Operating income	$ 32,033	$ 25,629	$ 6,404	25.0%
Operating income as % of net sales	15.4%	13.3%

The increase in operating income for Tommy Bahama was primarily due to the increased net sales, improved gross margins due to a greater proportion of direct to consumer sales as a percentage of total Tommy Bahama sales and higher royalty income, partially offset by increased SG&A.

Ben Sherman:

	First Half
	Fiscal 2010	Fiscal 2009	$ Change	% Change
Net sales	$40,500	$47,846	$(7,346)	(15.4%	)
Operating income (loss)	$ (76)	$ (8,284)	$ 8,208	99.1%
Operating income (loss) as % of net sales	(0.2%)	(17.3%)
Restructuring charges included in operating income (loss)	$ —	$ 1,362

The improved operating results for Ben Sherman were primarily due to increased gross margins and reduced SG&A, both of which were a result of our exit from and subsequent licensing of the footwear and kids’ business, our exit from the women’s operations and increased royalty income. The first half of fiscal 2009 SG&A for Ben Sherman also included $1.4 million of restructuring charges primarily related to our exit from and subsequent licensing of the footwear and kids’ businesses and other streamlining initiatives.

Lanier Clothes:

	First Half
	Fiscal 2010	Fiscal 2009	$ Change	% Change
Net sales	$53,164	$56,711	$(3,547)	(6.3%	)
Operating income	$ 7,168	$ 5,438	$ 1,730	31.8%
Operating income as % of net sales	13.5%	9.6%

The increase in operating income for Lanier Clothes was primarily a result of improved gross margins due to sales mix, with branded sales representing a greater proportion of Lanier Clothes’ sales in the second quarter of fiscal 2010, and close-out sales associated with exited businesses included in the prior year. The improved gross margins were partially offset by increased SG&A.

Oxford Apparel:

	First Half
	Fiscal 2010	Fiscal 2009	$ Change	% Change
Net sales	$101,893	$112,668	$(10,775)	(9.6%	)
Operating income	$ 9,329	$ 9,322	$ 7	0.1%
Operating income as % of net sales	9.2%	8.3%

Despite the decrease in net sales, operating income for Oxford Apparel for the two periods was comparable as the reduction in net sales was offset by improved gross margins due to the prior year including certain close-out sales associated with exited businesses.

Corporate and Other:

	First Half
	Fiscal 2010	Fiscal 2009	$ Change	% Change
Operating income (loss)	$(11,667)	$(12,356)	$(689)	(5.6%	)
LIFO charges included in operating income (loss)	$ 1,627	$ 5,491

The Corporate and Other operating loss decreased $0.7 million from a loss of $12.4 million in the first half of fiscal 2009 to a loss of $11.7 million in the first half of fiscal 2010. The decrease in the operating loss was primarily due to LIFO accounting charges of $1.6 million in the first half of fiscal 2010 and $5.5 million in the first half of fiscal 2009. After removing the impact of LIFO accounting charges, the increase in operating loss is primarily due to higher incentive compensation costs resulting from the resumption of our incentive compensation program, which was suspended in fiscal 2009 and is tied to our financial performance.

Interest expense, net

	First Half
	Fiscal 2010	Fiscal 2009	$ Change	% Change
Interest expense, net	$10,152	$10,810	$658	6.1%
Write-off of deferred financing costs included in interest expense	$ —	$ 1,759

The decrease in interest expense was primarily due to the first half of fiscal 2009 including a $1.8 million write-off of unamortized deferred financing costs and discount related to the 8 7/8% Senior Unsecured Notes, which were satisfied and discharged in June 2009, as well as a lower level of borrowings in the first half of fiscal 2010. These items were partially offset by the higher interest rate associated with our 11 3/8% Senior Secured Notes.

Income taxes

	First Half
	Fiscal 2010	Fiscal 2009	$ Change	% Change
Income taxes	$6,919	$2,508	$4,411	175.9%
Effective tax rate	26.0%	28.1%

The rates for both periods reflect the favorable impact of permanent differences which do not necessarily fluctuate with earnings as well as the impact of certain discrete items, including the decrease in certain income tax contingency reserves upon the expiration of the corresponding statute of limitations.

Net earnings

	First Half
	Fiscal 2010	Fiscal 2009	Change	% Change
Net earnings	$19,716	$ 6,431	$13,285	206.6%
Diluted net earnings per common share	$ 1.19	$ 0.40	$ 0.79	197.5%
Weighted average common shares outstanding-diluted	16,527	16,083	444	2.8%

The increase in diluted net earnings per common share was primarily due to (1) the change in consolidated sales mix with a greater proportion of net sales being sales of Tommy Bahama products and a lower proportion of net sales being related to exited businesses, (2) the impact of LIFO accounting in each period, (3) higher royalty income, (4) the $1.4 million of restructuring charges incurred in the second quarter of fiscal 2009 related to Ben Sherman’s exit from and subsequent licensing of its footwear and kids’ businesses and other streamlining initiatives and (5) the $1.8 million write-off of unamortized deferred financing costs in the second quarter of fiscal 2009 related to the satisfaction and discharge of the remaining 8 7/8% Senior Unsecured Notes, which was included in interest expense. These items were partially offset by increased SG&A primarily due to higher incentive compensation costs.

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

Key Liquidity Measures

($ in thousands)	July 31, 2010	January 30, 2010	August 1, 2009	January 31, 2009
Current assets	$209,980	$184,303	$194,276	$222,477
Current liabilities	99,144	95,862	107,376	106,833
Working capital	$110,836	$ 88,441	$ 86,900	$115,644
Working capital ratio	2.12	1.92	1.81	2.08
Debt to total capital ratio	55%	58%	65%	70%

Our working capital ratio is calculated by dividing total current assets by total current liabilities. Current assets increased and current liabilities decreased from August 1, 2009 to July 31, 2010, as described below, resulting in the higher working capital ratio. For the ratio of debt to total capital, debt is defined as short-term and long-term debt, and total capital is defined as debt plus shareholders’ equity. The change in the debt to total capital ratio from August 1, 2009 to July 31, 2010 was primarily a result of the $32.8 million reduction in debt since August 1, 2009 due to cash flows from operations, as well as increased shareholders’ equity due to our net earnings subsequent to August 1, 2009. Our debt levels and ratio of debt to total capital in future periods may not be comparable to historical amounts as we continue to assess and may periodically make changes to our capital structure. Changes in our capital structure, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.

Balance Sheet

The following tables set forth certain information included in our consolidated balance sheets (in thousands). Below each table are explanations for any significant changes in the balances from August 1, 2009 to July 31, 2010.

Current Assets:

	July 31, 2010	January 30, 2010	August 1, 2009	January 31, 2009
Cash and cash equivalents	$ 28,171	$ 8,288	$ 5,461	$ 3,290
Receivables, net	74,611	74,398	78,467	78,567
Inventories, net	76,330	77,029	86,828	119,616
Prepaid expenses, net	15,484	10,713	13,312	10,845
Deferred tax assets	15,384	13,875	10,208	10,159
Total current assets	$209,980	$184,303	$194,276	$222,477

Cash and cash equivalents increased at July 31, 2010 primarily due to our positive cash flows from operating activities subsequent to August 1, 2009. Receivables, net decreased due to the lower wholesale sales in the last two months of the second quarter of fiscal 2010 compared to the last two months of the second quarter of fiscal 2009.  Inventories, net decreased primarily due to the significant decline at Ben Sherman resulting from our exit from and subsequent licensing of our footwear and kids’ businesses and our exit from the Ben Sherman women’s operations. Prepaid expenses have increased from August 1, 2009 primarily as a result of the timing of payment of income taxes and certain other operating expenses. The increase in deferred tax assets was primarily related to the tax impact associated with inventory levels at July 31, 2010 and August 1, 2009.

Non-current Assets:

	July 31, 2010	January 30, 2010	August 1, 2009	January 31, 2009
Property, plant and equipment, net	$ 73,919	$ 79,540	$ 86,365	$ 89,026
Intangible assets, net	136,233	137,490	138,880	135,999
Other non-current assets, net	22,623	23,841	22,932	20,180
Total non-current assets, net	$232,775	$240,871	$248,177	$245,205

The decrease in property, plant and equipment, net was primarily due to depreciation expense exceeding capital expenditures during the twelve months subsequent to August 31, 2009, as we reduced our investments in new retail stores during the challenging economic environment. The decrease in intangible assets, net is primarily due to the amortization of intangible assets subsequent to August 1, 2009 and the decrease in the period-end exchange rate for the British pound sterling versus the U.S. dollar from August 1, 2009 to July 31, 2010.

Liabilities:

	July 31, 2010	January 30, 2010	August 1, 2009	January 31, 2009
Current liabilities	$ 99,144	$ 95,862	$107,376	$106,833
Long-term debt, less current maturities	146,736	146,408	160,357	194,187
Other non-current liabilities	46,965	50,066	46,804	47,244
Non-current deferred income taxes	28,143	28,421	30,013	32,111
Total liabilities	$320,988	$320,757	$344,550	$380,375

The decrease in current liabilities was primarily due to the $19.2 million reduction in the current maturities of long-term debt from the prior year. This decrease was partially offset by an increase in accrued compensation and trade accounts payable and other accrued expenses compared to August 1, 2009. The decrease in long-term debt less current maturities and current maturities of long-term debt are primarily due to cash flow from operating activities for the twelve months preceding July 31, 2010. The cash flow from operating activities was a result of net earnings and improved working capital positions. The change in non-current deferred income taxes primarily resulted from (1) changes in book/tax differences for depreciation and deferred compensation, (2) changes in tax accrued on undistributed foreign earnings, (3) the indirect federal benefit of certain reserves for uncertain tax positions and (4) adjustments to reflect changes in the effective tax rate at which certain deferred items are expected to be realized, which are partially offset by changes in foreign currency rates.

Statement of Cash Flows

The following table sets forth the net cash flows resulting in the change in our cash and cash equivalents (in thousands):

	First Half
	Fiscal 2010	Fiscal 2009
Net cash provided by operating activities	$25,536	$ 35,106
Net cash used in investing activities	(3,292)	(5,840)
Net cash used in financing activities	(2,236)	(27,656)
Net change in cash and cash equivalents	$20,008	$ 1,610

Operating Activities:

The operating cash flows for the first half of fiscal 2010 and the first half of fiscal 2009 were primarily the result of net earnings for the relevant period, adjusted for non-cash activities such as depreciation, amortization and stock compensation expense as well as changes in our working capital accounts. In the first half of fiscal 2010, the significant changes in working capital were increases in prepaid expenses and decreases in other non-current liabilities, whereas the first half of fiscal 2009 reflected a significant reduction in inventories, partially offset by a reduction in current liabilities.

Investing Activities:

During the first half of fiscal 2010 and the first half of fiscal 2009, investing activities used $3.3 million and $5.8 million, respectively, of cash. In each of the applicable periods, these investing activities primarily consisted of capital expenditures related to new retail stores and costs associated with investment in certain technology initiatives, including the continuing implementation of our new integrated financial systems.

Financing Activities:

During the first half of fiscal 2010 and fiscal 2009, financing activities used $2.2 million and $27.7 million, respectively, of cash. In the first half of fiscal 2010, the primary use of cash for financing purposes was the payment of dividends, partially offset by short-term borrowings under our U.K. Revolving Credit Agreement. In the first half of fiscal 2009, cash flow from operations, borrowings under our U.S. Revolving Credit Agreement and the proceeds from the issuance of $150.0 million aggregate principal amount of our 11 3/8% Senior Secured Notes were used to repurchase $166.8 million aggregate principal amount of our 8 7/8% Senior Unsecured Notes, to pay $2.9 million of dividends and to pay $4.9 million of financing costs associated with the issuance of our 11 3/8% Senior Secured Notes in June 2009.

Liquidity and Capital Resources

The table below provides a description of our significant financing arrangements and the amounts outstanding under these financing arrangements (in thousands) as of July 31, 2010:

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

$—
£10 million Senior Secured Revolving Credit Facility (“U.K. Revolving Credit Agreement”), which accrues interest at the bank’s base rate plus 3.5% (4.0% as of July 31, 2010), requires interest payments monthly with principal payable on demand and is collateralized by substantially all of the United Kingdom assets of Ben Sherman	1,195

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

150,000
Unamortized discount	(3,264)
Total debt	$147,931
Short-term debt and current maturities of long-term debt	(1,195)
Long-term debt, less current maturities	$146,736

Our credit facilities are used to finance trade letters of credit, as well to provide funding for other operating activities, capital expenditures and acquisitions. As of July 31, 2010, approximately $38.3 million of trade letters of credit and other limitations on availability in the aggregate were outstanding against the U.S. Revolving Credit Agreement and the U.K. Revolving Credit Agreement. On July 31, 2010, we had approximately $120.1 million and $10.5 million in unused availability under the U.S. Revolving Credit Agreement and the U.K. Revolving Credit Agreement, respectively, subject to the respective limitations on borrowings set forth in the U.S. Revolving Credit Agreement, U.K. Revolving Credit Agreement and the indenture for the 11 3/8% Senior Secured Notes.

Covenants, Other Restrictions and Prepayment Penalties:

Our credit facilities and 11 3/8% Senior Secured Notes are subject to a number of affirmative covenants, negative covenants, financial covenants and other restrictions as discussed in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 5 in our consolidated financial statements, both included in our Annual Report on Form 10-K for fiscal 2009. We believe the affirmative covenants, negative covenants, financial covenants and other restrictions are customary for those included in similar facilities and notes entered into at the time we entered into our agreements. As of July 31, 2010, we were compliant with all covenants related to our credit facilities and 11 3/8% Senior Secured Notes. If we were to redeem any of our 11 3/8% Senior Secured Notes prior to July 15, 2014 pursuant to the indenture governing the notes, we would be required to pay certain premiums above the principal amount, which are also discussed in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 5 in our consolidated financial statements, both included in our Annual Report on Form 10-K for fiscal 2009.

Other Liquidity Items:

We anticipate that we will be able to satisfy our ongoing cash requirements during fiscal 2010 which generally consist of working capital needs, capital expenditures and interest payments on our debt, primarily from cash on hand, positive cash flow from operations and borrowings under our lines of credit, if necessary. Our need for working capital is typically seasonal with the greatest requirements generally existing in the fall and spring of each year. Our capital needs will depend on many factors, including our growth rate, the need to finance inventory levels and the success of our various products. At maturity of the U.S. Revolving Credit Agreement and the 11 3/8% Senior Secured Notes or if the U.K. Revolving Credit Agreement was required to be paid, we anticipate that we will be able to refinance the facilities and debt with terms available in the market at that time, which may or may not be as favorable as the terms of the current agreements.

Our contractual obligations as of July 31, 2010 have not changed significantly from the contractual obligations outstanding at January 30, 2010 other than changes in the amounts outstanding under our U.K. Revolving Credit Agreement and pursuant to letters of credit (each as discussed above).

Our anticipated capital expenditures for fiscal 2010, including $3.4 million incurred during the first half of fiscal 2010, are expected to be approximately $13 million. These expenditures are expected to consist primarily of additional retail stores and costs associated with investment in certain technology initiatives, including the continuing implementation of new integrated financial systems.

Off Balance Sheet Arrangements

We have not entered into agreements which meet the SEC’s definition of an off balance sheet financing arrangement, other than operating leases, and have made no financial commitments to or guarantees with respect to any unconsolidated subsidiaries or special purpose entities.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to bad debts, inventories, intangible assets, income taxes, stock compensation expense, contingencies and litigation and certain other accrued expenses. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies and estimates are discussed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for fiscal 2009. There have not been any significant changes to the application of our critical accounting policies and estimates during the first half of fiscal 2010.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain interest rate, foreign currency, commodity and inflation risks as discussed in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for fiscal 2009. There have not been any significant changes in our exposure to these risks during the first half of fiscal 2010.

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

During the second quarter of fiscal 2010, we converted our accounts receivable system in our United States operations, to a new integrated financial system. After this conversion our accounts receivable, general ledger, payables and fixed assets systems for our United States operations are all on one integrated financial system. As a result of this conversion, certain controls were modified, as necessary, to supplement and complement our existing internal controls over financial reporting. We anticipate converting certain foreign regions and other of our financial systems to the new integrated financial system in future periods. The conversion of certain of our financial systems to an integrated financial system was undertaken to provide a more integrated financial system across our operating groups, more timely management reporting, efficiencies in our operations and enhanced customer service, and not in response to any actual or perceived deficiencies in our internal control over financial reporting.

Except for the conversion of our accounts receivable system to a new integrated financial system as discussed above, there were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) that occurred during the second quarter of fiscal 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)          During the second quarter of fiscal 2010, we did not make any unregistered sales of our equity securities.

(c)          We have certain stock incentive plans as described in Note 7 to our consolidated financial statements included in our Annual Report on Form 10-K for fiscal 2009, all of which are publicly announced plans. Under the plans, we can repurchase shares from employees to cover employee tax liabilities related to the exercise of stock options or the vesting of previously restricted shares.  No shares were purchased during the second quarter of fiscal 2010.

In the second quarter of fiscal 2010, our Board of Directors authorized us to spend up to $50 million to repurchase shares of our common stock and/or 11 3/8% Senior Secured Notes. This authorization superseded and replaced all previously existing authorizations to repurchase shares of our common stock and/or our 11 3/8% Senior Secured Notes. As of July 31, 2010, no shares of our common stock nor any of our 11 3/8% Senior Secured Notes had been repurchased pursuant to this authorization, which has no automatic expiration.

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

September 2, 2010	OXFORD INDUSTRIES, INC.
(Registrant)

/s/ K. Scott Grassmyer
K. Scott Grassmyer
Senior Vice President, Chief Financial Officer and Controller
(Authorized Signatory)