Form 10-Q
period 2010-10-30
OXFORD INDUSTRIES INC
filed 2010-12-09
CIK 75288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended OCTOBER 30, 2010

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of shares outstanding
Title of each class	as of December 3, 2010
Common Stock, $1 par value	15,569,208

OXFORD INDUSTRIES, INC.

INDEX TO FORM 10-Q

For the third quarter of fiscal 2010

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

Our SEC filings and public announcements may include forward-looking statements about future events. Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “will” and similar expressions identify forward-looking statements, which generally are not historical in nature. We intend for all forward-looking statements contained herein, in our press releases or on our website, and all subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf, to be covered by the safe harbor provisions for forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (which Sections were adopted as part of the Private Securities Litigation Reform Act of 1995). Important assumptions relating to these forward-looking statements include, among others, assumptions regarding the consummation and impact of potential acquisition or disposition activities, including the announced sale of substantially all of Oxford Apparel, the impact of economic conditions on consumer demand and spending, demand for our products, timing and cost of shipments requested by our wholesale customers, expected pricing levels, competitive conditions, the timing and cost of planned capital expenditures, costs of products and raw materials we purchase, access to capital and/or credit markets, costs of labor, expected outcomes of pending or potential litigation and regulatory actions and disciplined execution by key management. Forward-looking statements reflect our current expectations, based on currently available information, and are not guarantees of performance. Although we believe that the expectations reflected in such forward-looking statements are reasonable, these expectations could prove inaccurate as such statements involve risks and uncertainties, many of which are beyond our ability to control or predict. Should one or more of these risks or uncertainties, or other risks or uncertainties not currently known to us or that we currently deem to be immaterial, materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Important factors relating to these risks and uncertainties include, but are not limited to, those described in Part I, Item 1A. Risk Factors contained in our Annual Report on Form 10-K for fiscal 2009, as updated by Part II, Item 1A. Risk Factors in this report and those described from time to time in our future reports filed with the SEC.

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

DEFINITIONS

Unless the context requires otherwise, the following terms, or words of similar import, have the following meanings:

Our, us or we: Oxford Industries, Inc. and its consolidated subsidiaries

SG&A: Selling, general and administrative expenses

11 3/8% Senior Secured Notes: Our 11.375% senior secured notes due 2015

8 7/8% Senior Unsecured Notes: Our 8.875% senior unsecured notes due 2011, which were satisfied and discharged in June 2009

SEC: U.S. Securities and Exchange Commission

Securities Exchange Act: the Securities Exchange Act of 1934, as amended

FASB: Financial Accounting Standards Board

U.S. GAAP: Generally accepted accounting principles in the United States

ASC: FASB Accounting Standards Codification

Fiscal 2010	52 weeks ending January 29, 2011
Fiscal 2009	52 weeks ended January 30, 2010
First nine months fiscal 2010	39 weeks ended July 31, 2010
First nine months fiscal 2009	39 weeks ended August 1, 2009
Fourth quarter fiscal 2010	13 weeks ending January 29, 2011
Third quarter fiscal 2010	13 weeks ended October 30, 2010
Second quarter fiscal 2010	13 weeks ended July 31, 2010
First quarter fiscal 2010	13 weeks ended May 1, 2010
Fourth quarter fiscal 2009	13 weeks ended January 30, 2010
Third quarter fiscal 2009	13 weeks ended October 31, 2009
Second quarter fiscal 2009	13 weeks ended August 1, 2009
First quarter fiscal 2009	13 weeks ended May 2, 2009

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OXFORD INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share amounts)

	Third Quarter Fiscal 2010	Third Quarter Fiscal 2009	First Nine Months Fiscal 2010	First Nine Months Fiscal 2009
Net sales	$139,627	$142,274	$446,233	$ 441,907
Cost of goods sold	65,942	74,163	203,823	227,876
Gross profit	73,685	68,111	242,410	214,031
SG&A	70,995	66,896	220,328	207,827
Amortization of intangible assets	241	307	719	911
	71,236	67,203	221,047	208,738
Royalties and other operating income	3,982	3,266	11,218	8,038
Operating income	6,431	4,174	32,581	13,331
Interest expense, net	5,095	5,079	15,115	15,346
Earnings (loss) from continuing operations before income taxes	1,336	(905)	17,466	(2,015)
Income taxes (benefit)	17	(982)	2,944	(2,293)
Earnings from continuing operations	1,319	77	14,522	278
Earnings from discontinued operations, net of taxes	4,231	4,228	10,744	10,458
Net earnings	$ 5,550	$ 4,305	$ 25,266	$ 10,736

Earnings from continuing operations per common share:
Basic	$ 0.08	$ 0.00	$ 0.88	$ 0.02
Diluted	$ 0.08	$ 0.00	$ 0.88	$ 0.02
Earnings from discontinued operations per common share:
Basic	$ 0.26	$ 0.26	$ 0.65	$ 0.64
Diluted	$ 0.26	$ 0.26	$ 0.65	$ 0.64
Net earnings per common share:
Basic	$ 0.34	$ 0.26	$ 1.53	$ 0.66
Diluted	$ 0.33	$ 0.26	$ 1.53	$ 0.66

Weighted average common shares outstanding:
Basic	16,564	16,522	16,532	16,229
Dilution	12	11	13	4
Diluted	16,576	16,533	16,545	16,233

Dividends declared per common share	$ 0.11	$ 0.09	$ 0.33	$ 0.27

See accompanying notes.

OXFORD INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except par amounts)

	October 30, 2010	January 30, 2010	October 31, 2009
ASSETS
Current Assets:
Cash and cash equivalents	$ 4,376	$ 8,288	$ 5,995
Receivables, net	58,900	44,690	57,440
Inventories, net	63,484	58,180	54,483
Prepaid expenses, net	14,663	10,508	13,818
Deferred tax assets	15,624	13,875	9,885
Assets related to discontinued operations, net	84,936	56,365	63,579
Total current assets	241,983	191,906	205,200
Property, plant and equipment, net	74,721	78,425	82,843
Intangible assets, net	136,584	137,462	138,372
Other non-current assets, net	21,181	17,381	17,216
Total Assets	$474,469	$425,174	$443,631
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Trade accounts payable and other accrued expenses	$ 63,308	$ 68,249	$ 64,564
Accrued compensation	19,000	9,259	9,337
Short-term debt and current maturities of long-term debt	20,924	—	17,479
Liabilities related to discontinued operations	21,542	18,942	12,969
Total current liabilities	124,774	96,450	104,349
Long-term debt, less current maturities	146,900	146,408	161,244
Other non-current liabilities	47,351	49,478	46,832
Non-current deferred income taxes	27,753	28,421	29,444
Commitments and contingencies
Shareholders’ Equity:
Common stock, $1.00 par value per common share	16,570	16,461	16,528
Additional paid-in capital	95,660	91,840	90,511
Retained earnings	39,165	19,356	16,955
Accumulated other comprehensive loss	(23,704)	(23,240)	(22,232)
Total shareholders’ equity	127,691	104,417	101,762
Total Liabilities and Shareholders’ Equity	$474,469	$425,174	$443,631

See accompanying notes.

OXFORD INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	First Nine Months Fiscal 2010	First Nine Months Fiscal 2009
Cash Flows From Operating Activities:
Earnings from continuing operations	$ 14,522	$ 278
Adjustments to reconcile net earnings from continuing operations to net cash provided by operating activities:
Depreciation	13,005	13,856
Amortization of intangible assets	719	911
Amortization/write-off of deferred financing costs and bond discount	1,464	2,881
Stock compensation expense	3,563	2,731
Loss on sale of property, plant and equipment	10	339
Deferred income taxes	(2,337)	(3,271)
Changes in working capital:
Receivables	(14,258)	(11,160)
Inventories	(5,549)	39,613
Prepaid expenses	(4,154)	(2,769)
Current liabilities	4,535	(5,548)
Other non-current assets	(644)	(904)
Other non-current liabilities	(2,119)	712
Net cash provided by operating activities	8,757	37,669
Cash Flows From Investing Activities:
Purchases of property, plant and equipment	(9,435)	(8,406)
Proceeds from sale of property, plant and equipment	78	—
Net cash used in investing activities	(9,357)	(8,406)
Cash Flows From Financing Activities:
Repayment of revolving credit arrangements	(64,514)	(188,575)
Proceeds from revolving credit arrangements	85,415	187,477
Repayment of company-owned life insurance policy loans	(4,125)	—
Repurchase of 8 7/8% Senior Unsecured Notes	—	(166,805)
Proceeds from the issuance of 11 3/8% Senior Secured Notes	—	146,029
Deferred financing costs paid	—	(5,043)
Proceeds from issuance of common stock	362	316
Dividends on common stock	(5,460)	(4,406)
Net cash provided by (used in) financing activities	11,678	(31,007)
Cash Flows from Discontinued Operations:
Net operating cash flows provided by (used in) discontinued operations	(14,939)	4,319
Net investing cash flows used in discontinued operations	(33)	(13)
Net cash provided by (used in) discontinued operations	(14,972)	4,306

Net change in cash and cash equivalents	(3,894)	2,562
Effect of foreign currency translation on cash and cash equivalents	(18)	143
Cash and cash equivalents at the beginning of year	8,288	3,290
Cash and cash equivalents at the end of period	$ 4,376	$ 5,995

Supplemental disclosure of cash flow information:
Cash paid for interest, net	$ 9,658	$ 10,220
Cash paid for income taxes	$ 19,071	$ 9,493

See accompanying notes.

OXFORD INDUSTRIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THIRD QUARTER OF FISCAL 2010

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

2.                                      Discontinued Operations:  On November 22, 2010, we entered into a purchase agreement with LF USA Inc. (“LF”), a subsidiary of Li & Fung Limited, pursuant to which we will sell to LF substantially all of the assets of Oxford Apparel (other than accounts receivable associated with the businesses which are being sold and all assets and operations relating to our Oxford Golf business and our distribution center in Lyons, Georgia).  The purchase price to be paid by LF is equal to approximately $121.7 million, subject to adjustment based on net working capital on the closing date of the transaction.  LF also agreed to purchase our goods in transit relating to Oxford Apparel following the closing of the transaction.

In connection with the consummation of the transaction described above, we will, among other things, enter into (1) license agreements with LF to grant licenses (subject to the limitations set forth in the applicable license agreements) to LF to use the trade name “Oxford Apparel” perpetually in connection with its business, as well as to use certain other trademarks in connection with the manufacture, sale and distribution of men’s dress shirts for certain periods of time in the applicable territory; (2) a services agreement with LF pursuant to which, in exchange for various fees, we will following the closing of the transaction, provide certain transitional support services to LF in its operation of the transferred assets; and (3) a limited non-competition agreement with LF pursuant to which we will agree (subject to the exceptions set forth in the non-competition agreement) not to engage in certain activities for a period of three years following the completion of the transaction. The closing of the transaction is subject to customary closing conditions and is expected to occur by the end of calendar year 2010.

As a result of the planned disposal of substantially all of the assets and operations of Oxford Apparel, the results of operations for Oxford Apparel, other than the operations relating to our Oxford Golf business and our Lyons, Georgia distribution center, have been classified as discontinued operations in our consolidated statements of operations and our consolidated statements of cash flows for all periods presented. The assets and liabilities related to the discontinued operations have been reclassified to assets and liabilities related to discontinued operations, as applicable.

The results of operations classified as discontinued operations are consistent with the net sales, operating expenses and operating income for Oxford Apparel, except that (1) the operations of our Oxford Golf business and the operations of our Lyons, Georgia distribution center are reported within Oxford Apparel continuing operations as those operations are not being sold and (2) certain corporate service costs which were previously allocated to Oxford Apparel are reported as corporate service costs included in Corporate and Other as we are not certain that such corporate service costs will not continue.

With respect to interest expense, we have allocated all interest expense related to our U.S. Revolving Credit Agreement to earnings from discontinued operations as the estimated net proceeds from the transaction and the proceeds from the settlement of the retained assets and liabilities related to the discontinued operations, substantially all of which are expected to be converted into cash before the end of the first quarter of fiscal 2011, exceed the amounts outstanding under our U.S. Revolving Credit Agreement during the periods presented. Proceeds from the transaction and the retained assets are expected to be used to repay any debt outstanding under our U.S. Revolving Credit Agreement; fund general corporate operating activities, including further development of our existing operations; fund future acquisitions, if any; and opportunistically enhance our capital structure. We did not allocate any interest related to our 11 3/8% Senior Secured Notes to discontinued operations. The income tax rate used for the tax effect of the discontinued operations is based on the domestic effective tax rate of Oxford Industries, Inc. as the assets and operations that were disposed of were primarily domestic operations of that entity and should not be impacted by rates in foreign jurisdictions or other subsidiaries.

The following represents the major classes of assets and liabilities related to the discontinued operations included in our consolidated balance sheets as of the following dates (in thousands):

	October 30, 2010	January 30, 2010	October 31, 2009
Receivables, net	$50,816	$29,708	$37,063
Inventories, net	26,723	18,849	18,750
Other current assets, net	225	205	278
Property, plant and equipment, net	939	1,115	926
Other assets, net	6,233	6,488	6,562
Total assets	84,936	56,365	63,579
Trade accounts payable, other accrued expenses and accrued compensation	20,974	18,354	12,369
Other liabilities	568	588	600
Total liabilities	21,542	18,942	12,969
Net assets	$63,394	$37,423	$50,610

Operating results of the discontinued operations are shown below (in thousands):

	Third Quarter Fiscal 2010	Third Quarter Fiscal 2009	First Nine Months Fiscal 2010	First Nine Months Fiscal 2009
Net sales	$64,889	$58,264	$162,564	$168,249
Cost of goods sold	52,330	46,012	129,318	134,610
Gross profit	12,559	12,252	33,246	33,639
SG&A, including amortization of intangible assets	5,884	5,540	16,570	16,948
Royalties and other operating income	262	330	898	943
Operating income	6,937	7,042	17,574	17,634
Interest expense, net	112	223	244	766
Earnings from discontinued operations before income taxes	6,825	6,819	17,330	16,868
Income taxes	2,594	2,591	6,586	6,410
Earnings from discontinued operations, net of taxes	$ 4,231	$ 4,228	$ 10,744	$ 10,458

3.                                      Inventories:  The components of inventories related to continuing operations as of the dates specified are summarized as follows (in thousands):

	October 30, 2010	January 30, 2010	October 31, 2009
Finished goods	$100,901	$ 89,980	$ 90,683
Work in process	4,010	6,971	5,269
Fabric, trim and supplies	3,011	5,667	5,255
LIFO reserve	(44,438)	(44,438)	(46,724)
Total	$ 63,484	$ 58,180	$ 54,483

4.                                      Comprehensive Income:  Comprehensive income is calculated as follows for the periods presented (in thousands):

	Third Quarter Fiscal 2010	Third Quarter Fiscal 2009	First Nine Months Fiscal 2010	First Nine Months Fiscal 2009
Net earnings	$5,550	$4,305	$25,266	$10,736
Gain (loss) on foreign currency translation, net of tax	994	(226)	(247)	5,373
Net unrealized loss on forward foreign exchange contracts, net of tax	(25)	—	(217)	—
Comprehensive income	$6,519	$4,079	$24,802	$16,109

5.                                      Operating Group Information:  Our business is operated through our four operating groups: Tommy Bahama, Ben Sherman, Lanier Clothes and Oxford Apparel. Oxford Apparel operating results included in continuing operations only reflect the operations for our Oxford Golf business and the Lyons, Georgia distribution center. All other operations of Oxford Apparel are included in discontinued operations as we have entered into a definitive agreement to sell these assets and operations, as discussed in Note 2. We identify our operating groups based on the way our management organizes the components of our business for purposes of allocating resources and assessing performance. Corporate and Other is a reconciling category for reporting purposes and includes our corporate offices, substantially all financing activities, elimination of inter-group sales,  LIFO inventory accounting adjustments and other costs that are not allocated to the operating groups.

The table below presents certain information about the continuing operations of our operating groups (in thousands).

	Third Quarter Fiscal 2010	Third Quarter Fiscal 2009	First Nine Months Fiscal 2010	First Nine Months Fiscal 2009
Net Sales
Tommy Bahama	$ 81,131	$ 75,403	$289,585	$268,262
Ben Sherman	25,528	29,844	66,028	77,690
Lanier Clothes	30,820	35,555	83,984	92,266
Oxford Apparel	2,097	1,891	6,315	4,574
Corporate and Other	51	(419)	321	(885)
Total	$139,627	$142,274	$446,233	$441,907
Depreciation
Tommy Bahama	$ 3,285	$ 3,663	$ 9,848	$ 10,968
Ben Sherman	566	640	1,626	1,801
Lanier Clothes	113	125	350	405
Oxford Apparel	94	102	339	343
Corporate and Other	314	225	842	339
Total	$ 4,372	$ 4,755	$ 13,005	$ 13,856
Amortization of Intangible Assets
Tommy Bahama	$ 174	$ 222	$ 520	$ 666
Ben Sherman	67	85	199	245
Lanier Clothes	—	—	—	—
Oxford Apparel	—	—	—	—
Corporate and Other	—	—	—	—
Total	$ 241	$ 307	$ 719	$ 911

	Third Quarter Fiscal 2010	Third Quarter Fiscal 2009	First Nine Months Fiscal 2010	First Nine Months Fiscal 2009
Operating Income (Loss)
Tommy Bahama	$ 3,440	$ 2,143	$ 35,473	$ 27,772
Ben Sherman	1,684	2,323	1,608	(5,961)
Lanier Clothes	5,345	5,243	12,513	10,681
Oxford Apparel	(316)	(308)	(983)	(819)
Corporate and Other	(3,722)	(5,227)	(16,030)	(18,342)
Total Operating Income	$ 6,431	$ 4,174	$ 32,581	$ 13,331
Interest Expense, net	5,095	5,079	15,115	15,346
Earnings (Loss) Before Income Taxes	$ 1,336	$ (905)	$ 17,466	$ (2,015)

6.                                      Consolidating Financial Data of Subsidiary Guarantors:  Our 11 3/8% Senior Secured Notes due 2015 are guaranteed by substantially all of our wholly owned domestic subsidiaries (“Subsidiary Guarantors”). All guarantees are full and unconditional. For consolidated financial reporting purposes, non-guarantors consist of our subsidiaries which are organized outside the United States and certain domestic subsidiaries. We use the equity method with respect to our investment in subsidiaries included in other non-current assets in our condensed consolidating financial statements. Set forth below are our condensed consolidating balance sheets as of October 30, 2010, January 30, 2010 and October 31, 2009 (in thousands) as well as our condensed consolidating statements of operations for the third quarter and first nine months of each of fiscal 2010 and fiscal 2009 (in thousands) and our condensed consolidating statements of cash flows for the first nine months of fiscal 2010 and fiscal 2009 (in thousands).

OXFORD INDUSTRIES, INC.

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEETS

October 30, 2010

	Oxford Industries (Parent)	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidating Adjustments	Consolidated Total
ASSETS
Cash and cash equivalents	$ 1,273	$ 563	$ 2,540	$ —	$ 4,376
Receivables, net	18,396	9,399	39,823	(8,718)	58,900
Inventories, net	(15,529)	71,186	8,463	(636)	63,484
Prepaid expenses and deferred tax assets, net	17,589	10,291	3,559	(1,152)	30,287
Assets related to discontinued operations, net	69,200	6,859	8,877	—	84,936
Total current assets	90,929	98,298	63,262	(10,506)	241,983
Property, plant and equipment, net	7,531	62,147	5,043	—	74,721
Intangible assets, net	—	112,653	23,931	—	136,584
Other non-current assets, net	517,873	142,457	3,882	(643,031)	21,181
Total Assets	$616,333	$415,555	$96,118	$(653,537)	$474,469

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities related to continuing operations	$ 32,905	$ 50,229	$25,815	$ (5,717)	$103,232
Current liabilities related to discontinued operations	11,570	—	9,972	—	21,542
Long-term debt, less current maturities	146,900	—	—	—	146,900
Other non-current liabilities	301,217	(289,059)	143,790	(108,597)	47,351
Non-current deferred income taxes	(3,950)	25,233	6,455	15	27,753
Total shareholders’/invested equity	127,691	629,152	(89,914)	(539,238)	127,691
Total Liabilities and Shareholders’ Equity	$616,333	$415,555	$96,118	$(653,537)	$474,469

OXFORD INDUSTRIES, INC.

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEETS

January 30, 2010

	Oxford Industries (Parent)	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidating Adjustments	Consolidated Total
ASSETS
Cash and cash equivalents	$ 5,933	$ 803	$ 1,552	$ —	$ 8,288
Receivables, net	11,251	2,868	40,486	(9,915)	44,690
Inventories, net	(9,896)	57,217	11,856	(997)	58,180
Prepaid expenses and deferred tax assets, net	16,347	8,851	3,103	(3,918)	24,383
Assets related to discontinued operations, net	43,805	6,631	5,929	—	56,365
Total current assets	67,440	76,370	62,926	(14,830)	191,906
Property, plant and equipment, net	8,398	64,442	5,585	—	78,425
Intangible assets, net	—	113,173	24,289	—	137,462
Other non-current assets, net	490,554	142,827	3,819	(619,819)	17,381
Total Assets	$566,392	$396,812	$96,619	$(634,649)	$425,174

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities related to continuing operations	$ 27,108	$ 27,974	$32,076	$ (9,650)	$ 77,508
Current liabilities related to discontinued operations	12,332	—	6,610	—	18,942
Long-term debt, less current maturities	146,408	—	—	—	146,408
Other non-current liabilities	280,138	(268,060)	145,195	(107,795)	49,478
Non-current deferred income taxes	(4,011)	26,605	6,794	(967)	28,421
Total shareholders’/invested equity	104,417	610,293	(94,056)	(516,237)	104,417
Total Liabilities and Shareholders’ Equity	$566,392	$396,812	$96,619	$(634,649)	$425,174

OXFORD INDUSTRIES, INC.

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEETS

October 31, 2009

	Oxford Industries (Parent)	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidating Adjustments	Consolidated Total
ASSETS
Cash and cash equivalents	$ 1,466	$ 493	$ 4,036	$ —	$ 5,995
Receivables, net	15,435	13,504	37,353	(8,852)	57,440
Inventories, net	(18,127)	61,916	11,934	(1,240)	54,483
Prepaid expenses and deferred tax assets, net	9,213	9,716	4,138	636	23,703
Assets related to discontinued operations, net	54,230	6,483	2,866	—	63,579
Total current assets	62,217	92,112	60,327	(9,456)	205,200
Property, plant and equipment, net	8,743	68,063	6,037	—	82,843
Intangible assets, net	—	113,394	24,978	—	138,372
Other non-current assets, net	478,741	142,881	35,038	(639,444)	17,216
Total Assets	$549,701	$ 416,450	$126,380	$(648,900)	$443,631

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities related to continuing operations	$ 39,269	$ 30,792	$ 28,908	$ (7,589)	$ 91,380
Current liabilities related to discontinued operations	8,156	—	4,813	—	12,969
Long-term debt, less current maturities	161,244	—	—	—	161,244
Other non-current liabilities	243,461	(199,005)	111,526	(109,150)	46,832
Non-current deferred income taxes	(4,191)	26,812	6,823	—	29,444
Total shareholders’/invested equity	101,762	557,851	(25,690)	(532,161)	101,762
Total Liabilities and Shareholders’ Equity	$549,701	$ 416,450	$126,380	$(648,900)	$443,631

OXFORD INDUSTRIES, INC.

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

Third Quarter Fiscal 2010

	Oxford Industries (Parent)	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidating Adjustments	Consolidated Total
Net sales	$32,966	$90,608	$24,155	$(8,102)	$139,627
Cost of goods sold	21,980	38,236	10,156	(4,430)	65,942
Gross profit	10,986	52,372	13,999	(3,672)	73,685
SG&A including amortization of intangible assets	7,633	54,030	12,483	(2,910)	71,236
Royalties and other operating income (loss)	(7)	1,886	2,244	(141)	3,982
Operating income (loss)	3,346	228	3,760	(903)	6,431
Interest (income) expense, net	6,390	(1,115)	774	(954)	5,095
Income (loss) from equity investment	5,149	—	—	(5,149)	—
Earnings (loss) from continuing operations before income taxes	2,105	1,343	2,986	(5,098)	1,336
Income taxes (benefit)	(1,287)	517	770	17	17
Earnings from continuing operations	3,392	826	2,216	(5,115)	1,319
Earnings from discontinued operations, net of taxes	3,034	333	864	—	4,231
Net earnings (loss)	$6,426	$1,159	$3,080	$(5,115)	$5,550

OXFORD INDUSTRIES, INC.

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

First Nine Months Fiscal 2010

	Oxford Industries (Parent)	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidating Adjustments	Consolidated Total
Net sales	$90,765	$313,831	$63,512	$(21,875)	$446,233
Cost of goods sold	61,945	126,688	27,063	(11,873)	203,823
Gross profit	28,820	187,143	36,449	(10,002)	242,410
SG&A including amortization of intangible assets	28,340	168,336	35,019	(10,648)	221,047
Royalties and other operating income (loss)	21	6,048	5,612	(463)	11,218
Operating income (loss)	501	24,855	7,042	183	32,581
Interest (income) expense, net	16,319	(3,233)	2,173	(144)	15,115
Income (loss) from equity investment	23,407	—	—	(23,407)	—
Earnings (loss) from continuing operations before income taxes	7,589	28,088	4,869	(23,080)	17,466
Income taxes (benefit)	(8,828)	10,399	1,259	114	2,944
Earnings from continuing operations	16,417	17,689	3,610	(23,194)	14,522
Earnings from discontinued operations, net of taxes	8,638	1,113	993	—	10,744
Net earnings (loss)	$25,055	$18,802	$4,603	$(23,194)	$25,266

OXFORD INDUSTRIES, INC.

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

Third Quarter Fiscal 2009

	Oxford Industries (Parent)	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated Total
Net sales	$36,093	$86,334	$27,826	$(7,979)	$142,274
Cost of goods sold	28,448	37,205	13,393	(4,883)	74,163
Gross profit	7,645	49,129	14,433	(3,096)	68,111
SG&A including amortization of intangible assets	6,644	51,876	12,437	(3,754)	67,203
Royalties and other operating income (loss)	3	1,241	2,179	(157)	3,266
Operating income (loss)	1,004	(1,506)	4,175	501	4,174
Interest (income) expense, net	5,475	(1,218)	822	—	5,079
Income (loss) from equity investment	4,074	—	—	(4,074)	—
Earnings (loss) from continuing operations before income taxes	(397)	(288)	3,353	(3,573)	(905)
Income taxes (benefit)	(632)	(1,385)	860	175	(982)
Earnings from continuing operations	235	1,097	2,493	(3,748)	77
Earnings from discontinued operations, net of taxes	3,742	(192)	678	—	4,228
Net earnings (loss)	$3,977	$905	$3,171	$(3,748)	$4,305

OXFORD INDUSTRIES, INC.

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

First Nine Months Fiscal 2009

	Oxford Industries (Parent)	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated Total
Net sales	$92,982	$296,638	$74,855	$(22,568)	$441,907
Cost of goods sold	75,857	126,134	38,777	(12,892)	227,876
Gross profit	17,125	170,504	36,078	(9,676)	214,031
SG&A including amortization of intangible assets	19,476	161,084	38,903	(10,725)	208,738
Royalties and other operating income (loss)	14	3,993	4,363	(332)	8,038
Operating income (loss)	(2,337)	13,413	1,538	717	13,331
Interest (income) expense, net	16,571	(3,935)	2,710	—	15,346
Income (loss) from equity investment	15,624	—	—	(15,624)	—
Earnings (loss) from continuing operations before income taxes	(3,284)	17,348	(1,172)	(14,907)	(2,015)
Income taxes (benefit)	(5,724)	3,699	(519)	251	(2,293)
Earnings from continuing operations	2,440	13,649	(653)	(15,158)	278
Earnings from discontinued operations, net of taxes	7,830	1,319	1,309	—	10,458
Net earnings (loss)	$10,270	$14,968	$656	$(15,158)	$10,736

OXFORD INDUSTRIES, INC.

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

First Nine Months Fiscal 2010

	Oxford Industries (Parent)	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidating Adjustments	Consolidated Total
Cash Flows From Operating Activities:
Net cash provided by (used in) operating activities	$(20,907)	$27,753	$1,781	$130	$8,757
Cash Flows from Investing Activities:
Net cash provided by (used in) investing activities	(607)	(8,224)	(526)	—	(9,357)
Cash Flows from Financing Activities:
Change in debt	20,273	—	628	—	20,901
Repayments of company-owned life insurance policy loans	(4,125)	—	—	—	(4,125)
Proceeds from issuance of common stock	362	—	—	—	362
Change in intercompany payable	21,933	(20,502)	(1,301)	(130)	—
Dividends on common stock	(5,460)	—	—	—	(5,460)
Net cash provided by (used in) financing activities	32,983	(20,502)	(673)	(130)	11,678
Cash Flows from Discontinued Operations:
Net cash provided by (used in) discontinued operations	(16,129)	733	424	—	(14,972)
Net change in Cash and Cash Equivalents	(4,660)	(240)	1,006	—	(3,894)
Effect of foreign currency translation	—	—	(18)	—	(18)
Cash and Cash Equivalents at the Beginning of Period	5,933	803	1,552	—	8,288
Cash and Cash Equivalents at the End of Period	$1,273	$563	$2,540	$—	$4,376

OXFORD INDUSTRIES, INC.

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

First Nine Months Fiscal 2009

	Oxford Industries (Parent)	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated Total
Cash Flows From Operating Activities:
Net cash provided by (used in) operating activities	$6,819	$30,972	$(122)	$ —	$37,669
Cash Flows from Investing Activities:
Net cash provided by (used in) investing activities	(1,841)	(5,111)	(1,454)	—	(8,406)
Cash Flows from Financing Activities:
Change in debt	(901)	—	(197)	—	(1,098)
Repurchase of 8 7/8% Senior Unsecured Notes	(166,805)	—	—	—	(166,805)
Proceeds from the issuance of 11 3/8% Senior Secured notes	146,029	—	—	—	146,029
Deferred financing costs paid	(5,043)	—	—	—	(5,043)
Proceeds from issuance of common stock	316	—	—	—	316
Change in intercompany payable	25,149	(26,205)	1,056	—	—
Dividends on common stock	(4,406)	—	—	—	(4,406)
Net cash provided by (used in) financing activities	(5,661)	(26,205)	859	—	(31,007)
Cash Flows from Discontinued Operations:
Net cash provided by (used in) discontinued operations	622	300	3,384	—	4,306
Net change in Cash and Cash Equivalents	(61)	(44)	2,667	—	2,562
Effect of foreign currency translation	—	—	143	—	143
Cash and Cash Equivalents at the Beginning of Period	1,527	537	1,226	—	3,290
Cash and Cash Equivalents at the End of Period	$1,466	$493	$4,036	$ —	$5,995

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

OVERVIEW

We generate revenues and cash flow primarily through the design, production, sale and distribution of branded and private label consumer apparel for men and women and the licensing of company-owned trademarks. Our principal markets and customers are located in the United States and, to a lesser extent, the United Kingdom. We source substantially all of our products through third party manufacturers located outside of the United States and United Kingdom. We distribute the majority of our products through our wholesale customers, which include chain stores, department stores, specialty stores, specialty catalog retailers, mass merchants and Internet retailers. Our products for certain owned brands are also sold through our owned and licensed retail stores and e-commerce websites.

As a result of the weak global economic conditions which began in fiscal 2008, fiscal 2009 was a particularly challenging year for each of our operating groups. While we did observe signs of recovery, the challenging economic conditions continued to persist and impacted each of our operating groups in fiscal 2010. In fiscal 2009 and the first nine months of fiscal 2010, we purchased inventory at levels which mitigated inventory markdown risk and promotional pressure; however, these precautions also limited our growth opportunities in some cases. Although the challenging economic conditions continue to have an impact on our business and the apparel industry as a whole, and we continue to focus on minimizing inventory markdown risk and promotional pressure, we were slightly more aggressive in our inventory purchases for the holiday 2010 season and anticipate purchasing inventory more aggressively in 2011 if the economic conditions continue to show improvement. We believe that fiscal 2011 will be impacted by pricing pressures on raw materials, fuel, transportation and other costs necessary for the production and sourcing of apparel products, which could negatively impact our gross margins.

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

We continue to believe it is important to focus on maintaining a strong balance sheet and ample liquidity. We believe that the measures we have taken to reduce working capital requirements, moderate capital expenditures for retail stores, reduce our overhead and refinance our significant debt agreements have significantly enhanced our balance sheet and liquidity, which will be enhanced further upon the completion of our anticipated disposal of substantially all of the operations of Oxford Apparel. We expect the closing of the Oxford Apparel disposition to occur by the end of calendar year 2010. We believe our strong balance sheet and liquidity will allow us to aggressively develop Tommy Bahama and Ben Sherman, our key lifestyle brands, while maintaining Lanier Clothes’ high level of performance, and at the same time maintain the financial flexibility to pursue acquisitions and opportunistically enhance our capital structure.

The following table sets forth our consolidated operating results (in thousands, except per share amounts) for the first nine months of fiscal 2010 compared to the first nine months of fiscal 2009:

	First Nine Months
	Fiscal 2010	Fiscal 2009	$ Change
Net sales	$446,233	$441,907	$4,326
Earnings from continuing operations	$14,522	$278	$14,244
Earnings from continuing operations per diluted common share	$0.88	$0.02	$0.86
Earnings from discontinued operations, net of taxes	$10,744	$10,458	$286
Earnings from discontinued operations per diluted common share	$0.65	$0.64	$0.01
Net earnings	$25,266	$10,736	$14,530
Net earnings per diluted common share	$1.53	$0.66	$0.87
Weighted average common shares outstanding—diluted	16,545	16,233	312

The primary reasons for the improvement in earnings from continuing operations were:

•                  An increase in net sales and a change in our net sales mix in our continuing operations, with Tommy Bahama direct to consumer and wholesale sales, which generally have higher gross margins than our other sales, representing a higher proportion of consolidated net sales and sales related to certain exited businesses in Ben Sherman and Lanier Clothes representing a lower proportion of consolidated net sales related to continuing operations during the first nine months of fiscal 2010. The first nine months of fiscal 2009 included $18.1 million of net sales associated with businesses in Ben Sherman and Lanier Clothes that we have exited compared to $2.4 million of such sales in the first nine months of fiscal 2010.

•                  Improved gross margins, which benefitted from the change in sales mix, and the first nine months of fiscal 2010 including a LIFO accounting charge of $1.4 million compared to the first nine months fiscal 2009 including a LIFO accounting charge of $6.7 million.

•                  Increased royalty income in both Tommy Bahama and Ben Sherman resulting from increased sales during the first nine months of fiscal 2010 by existing licensees, as well as the addition of new licensees.

•                  The first nine months of fiscal 2009 including $1.4 million of restructuring charges related to Ben Sherman’s exit from and subsequent licensing of its footwear and kids operations and other streamlining initiatives.

•                  The first nine months of fiscal 2009 including a $1.8 million write-off of unamortized deferred financing costs related to the satisfaction and discharge of the remaining 8 7/8% Senior Unsecured Notes, which was included in interest expense.

These items were partially offset by increased SG&A primarily due to (1) increased incentive compensation amounts resulting from the resumption of our incentive compensation program, which was suspended in fiscal 2009 and is tied to our financial performance, and (2) increased retail store operating costs as a result of the opening of additional retail stores during fiscal 2009 and fiscal 2010.

Earnings from discontinued operations reflect operations related to Oxford Apparel, of which we have entered into a definitive agreement to sell substantially all of the assets and operations, as discussed below. Earnings from discontinued operations were relatively consistent for the first nine months of fiscal 2010 as compared to the first nine months of fiscal 2009.

DISCONTINUED OPERATIONS

On November 22, 2010, we entered into a purchase agreement with LF USA Inc., which we refer to as LF, a subsidiary of Li & Fung Limited, pursuant to which we will sell to LF substantially all of the assets of Oxford Apparel (other than accounts receivable associated with the businesses which are being sold and all assets and operations relating to our Oxford Golf business and our distribution center in Lyons, Georgia).  The purchase price to be paid by LF is equal to approximately $121.7 million, subject to adjustment based on net working capital on the closing date of the transaction.  LF also agreed to purchase our goods in transit relating to Oxford Apparel following the closing of the transaction.

In connection with the consummation of the transaction described above, we will, among other things, enter into (1) license agreements with LF to grant licenses (subject to the limitations set forth in the applicable license agreements) to LF to use the trade name “Oxford Apparel” perpetually in connection with its business, as well as to use certain other trademarks in connection with the manufacture, sale and distribution of men’s dress shirts for certain periods of time in the applicable territory; (2) a services agreement with LF pursuant to which, in exchange for various fees, we will, following the closing of the transaction, provide certain transitional support services to LF in its operation of the transferred assets; and (3) a limited non-competition agreement with LF pursuant to which we will agree (subject to the exceptions set forth in the non-competition agreement) not to engage in certain activities for a period of three years following the completion of the transaction. The closing of the transaction is subject to customary closing conditions and is expected to occur by the end of calendar year 2010.

As a result of the planned disposal of substantially all of the assets and operations of Oxford Apparel, the results of operations for Oxford Apparel, other than the operations relating to our Oxford Golf business and our Lyons, Georgia distribution center, have been classified as discontinued operations in our consolidated statements of operations and our consolidated statements of cash flows for all periods presented. The assets and liabilities related to the discontinued operations have been reclassified to assets and liabilities related to discontinued operations, as applicable.

The results of operations classified as discontinued operations are consistent with the net sales, operating expenses and operating income for Oxford Apparel, except that (1) the operations of our Oxford Golf business and the operations of our Lyons, Georgia distribution center are reported within Oxford Apparel continuing operations as those operations are not being sold and (2) certain corporate service costs which were previously allocated to Oxford Apparel are reported as corporate service costs included in Corporate and Other as we are not certain that such corporate service costs will not continue.

With respect to interest expense, we have allocated all interest expense related to our U.S. Revolving Credit Agreement to earnings from discontinued operations as the estimated net proceeds from the transaction and the proceeds from the settlement of the retained assets and liabilities related to the discontinued operations, substantially all of which are expected to be converted into cash before the end of the first quarter of fiscal 2011, exceed the amounts outstanding under our U.S. Revolving Credit Agreement during the periods presented. Proceeds from the transaction and the retained assets are expected to be used to repay any debt outstanding under our U.S. Revolving Credit Agreement; fund general corporate operating activities, including further development of our existing operations; fund future acquisitions, if any; and opportunistically enhance our capital structure. We did not allocate any interest related to our 11 3/8% Senior Secured Notes to discontinued operations. The income tax rate used for the tax effect of the discontinued operations is based on the domestic effective tax rate of Oxford Industries, Inc. as the assets and operations that were disposed of were primarily domestic operations of that entity and should not be impacted by rates in foreign jurisdictions or other subsidiaries.

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

Ben Sherman is a London-based designer, marketer and distributor of branded sportswear and related products. Ben Sherman® was established in 1963 as an edgy, young men’s, “Mod”-inspired shirt brand and has evolved into a British lifestyle brand of apparel targeted at youthful-thinking men age 19 to 35 throughout the world. We offer a Ben Sherman men’s sportswear collection, while our licensees offer tailored clothing, accessories and other product categories. Our Ben Sherman products can be found in certain department stores, a variety of independent specialty stores and our owned and licensed Ben Sherman retail stores, as well as on our e-commerce websites.

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

Oxford Apparel produces branded and private label dress shirts, suit separates, sport shirts, casual slacks, outerwear, sweaters, jeans, swimwear, westernwear and golf apparel. Oxford Apparel designs and sources certain private label programs for several customers, including programs for Costco, Sears, Target and Macy’s. Significant owned brands of Oxford Apparel include Oxford Golf®, Ely®, Cattleman® and Cumberland Outfitters®. Oxford Apparel also owns a two-thirds interest in the entity that owns the Hathaway® trademark in the United States and several other countries. Additionally, Oxford Apparel licenses from third parties the right to use certain trademarks, including Dockers and United States Polo Association®, for certain apparel products. Oxford Apparel products are sold to a variety of department stores, mass merchants, specialty catalog retailers, discount retailers, specialty stores, “green grass” golf merchants and Internet retailers throughout the United States. Oxford Apparel operating results included in continuing operations reflect the operations for our Oxford Golf business and the Lyons, Georgia distribution center. All other operations of Oxford Apparel are included in discontinued operations as we have entered into a definitive agreement to sell these assets and operations, as described above.

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

For further information regarding our operating groups, see Note 5 to our unaudited condensed consolidated financial statements included in this report and Part I, Item 1. Business in our Annual Report on Form 10-K for fiscal 2009.

RESULTS OF OPERATIONS

THIRD QUARTER OF FISCAL 2010 COMPARED TO THIRD QUARTER OF FISCAL 2009

The following table sets forth the specified line items in our unaudited condensed consolidated statements of operations both in dollars (in thousands) and as a percentage of net sales. The table also sets forth the dollar change and the percentage change of the data as compared to the same period of the prior year. We have calculated all percentages based on actual data, but percentage columns may not add due to rounding. Individual line items of our consolidated statements of operations may not be directly comparable to those of our competitors, as classification of certain expenses may vary by company. In accordance with U.S. GAAP, net sales, cost of goods sold, gross profit, SG&A, amortization of intangible assets, royalties and other operating income, operating income, interest expense, net, earnings from continuing operations before income taxes, income taxes and earnings from continuing operations reflect continuing operations only, and all discontinued operations are reflected in earnings from discontinued operations, net.

	Third Quarter
	Fiscal 2010		Fiscal 2009			$ Change	% Change
Net sales	$139,627	100.0%	$142,274	100.0%		$(2,647)	(1.9%	)
Cost of goods sold	65,942	47.2%	74,163	52.1%		(8,221)	(11.1%	)
Gross profit	73,685	52.8%	68,111	47.9%		5,574	8.2%
SG&A	70,995	50.8%	66,896	47.0%		4,099	6.1%
Amortization of intangible assets	241	0.2%	307	0.2%		(66)	(21.5%	)
Royalties and other operating income	3,982	2.9%	3,266	2.3%		716	21.9%
Operating income	6,431	4.6%	4,174	2.9%		2,257	54.1%
Interest expense, net	5,095	3.6%	5,079	3.6%		16	0.3%
Earnings from continuing operations before income taxes	1,336	1.0%	(905)	(0.6%	)	2,241	NM
Income taxes	17	0.0%	(982)	(0.7%	)	999	NM
Earnings from continuing operations	1,319	0.9%	77	0.1%		1,242	NM
Earnings from discontinued operations, net of taxes	4,231	NM	4,228	NM		3	0.1%
Net earnings	$ 5,550	NM	$ 4,305	NM		$ 1,245	28.9%

The discussion and tables below compare certain line items included in our statements of operations for the third quarter of fiscal 2010 to the third quarter of fiscal 2009. Each dollar and percentage change provided reflects the change between these periods unless indicated otherwise. Each dollar and share amount included in the tables is in thousands except for per share amounts.

Net Sales

	Third Quarter
	Fiscal 2010	Fiscal 2009	$ Change	% Change
Tommy Bahama	$ 81,131	$ 75,403	$ 5,728	7.6%
Ben Sherman	25,528	29,844	(4,316)	(14.5%	)
Lanier Clothes	30,820	35,555	(4,735)	(13.3%	)
Oxford Apparel	2,097	1,891	206	10.9%
Corporate and Other	51	(419)	470	NM
Total net sales	$139,627	$142,274	$(2,647)	(1.9%	)

Consolidated net sales decreased $2.6 million, or 1.9%, in the third quarter of fiscal 2010 compared to the third quarter of fiscal 2009 primarily due to the decreased sales in Ben Sherman and Lanier Clothes, which were partially offset by increased sales in Tommy Bahama, each as discussed below.

Tommy Bahama:

The increase in net sales for Tommy Bahama was primarily due to improved comparable retail store sales and higher e-commerce sales. Tommy Bahama unit sales increased 9.8%, which was primarily a result of the improvement in the direct to consumer channels, while the average selling price per unit decreased by 2.0%. The decrease in the average selling price per unit for apparel was primarily due to a change in sales mix. As of October 30, 2010 and October 31, 2009, we operated 86 and 85 Tommy Bahama retail stores, respectively.

Ben Sherman:

The decrease in net sales for Ben Sherman was primarily due to a 21.9% reduction in unit sales primarily resulting from our exit from and subsequent licensing of our footwear and kids’ businesses and our exit from the women’s operations during fiscal 2009. Net sales in the third quarter of fiscal 2009 related to these exited businesses totaled approximately $4.3 million. Net sales were also impacted by a 3.4% decrease in the average exchange rate of the British pound sterling versus the United States dollar during the third quarter of fiscal 2010 compared to the average exchange rate during the third quarter of fiscal 2009. The average selling price per unit for Ben Sherman increased 9.5% compared to the third quarter of fiscal 2009 due to the increased proportion of retail store sales, which have a higher average selling price, as a percentage of total Ben Sherman sales, as well as the wholesale sales in the third quarter of fiscal 2009 including a larger proportion of close-out sales as a result of the businesses exited in fiscal 2009.

Lanier Clothes:

The decrease in net sales for Lanier Clothes was primarily due to a reduction in unit sales of 17.9%, which was driven by lower sales in our private label businesses. The average selling price per unit increased 5.5% as a result of the change in sales mix as private label products typically have a lower selling price than branded products.

Oxford Apparel:

Oxford Apparel net sales included in continuing operations reflect our Oxford Golf business and the operations of our Lyons, Georgia distribution center. Net sales from continuing operations in Oxford Apparel increased to $2.1 million in the third quarter of fiscal 2010 from $1.9 million in the third quarter of fiscal 2009.

Gross Profit

	Third Quarter
	Fiscal 2010	Fiscal 2009	$ Change	% Change
Gross profit	$ 73,685	$ 68,111	$ 5,574	8.2%
Gross margin (gross profit as a % of net sales)	52.8%	47.9%
LIFO (credits) charges included in cost of goods sold	$ (265)	$ 1,180

The increase in gross profit is primarily due to increased gross margins as discussed below, but partially offset by lower net sales. The increase in gross margins was primarily due to changes in the sales mix for the third quarter of fiscal 2010 compared to the third quarter of fiscal 2009. The changes in sales mix included (1) higher direct to consumer sales in Tommy Bahama, both in total and as a proportion of total Tommy Bahama sales, (2) Tommy Bahama sales representing a larger proportion of our total net sales, (3) fewer close-out sales in Ben Sherman and (4) a sales mix change in Lanier Clothes towards branded products. Additionally, gross profit reflects a LIFO accounting adjustment credit of $0.3 million in the third quarter of fiscal 2010 and a LIFO accounting charge of $1.2 million in the third quarter of fiscal 2009. We anticipate that consolidated gross margins in fiscal 2010 will continue to increase compared to the prior year as our sales mix is more heavily weighted towards Tommy Bahama. Our gross profit may not be directly comparable to those of our competitors, as statement of operations classification of certain expenses may vary by company.

SG&A

	Third Quarter
	Fiscal 2010	Fiscal 2009	$ Change	% Change
SG&A	$ 70,995	$ 66,896	$ 4,099	6.1%
SG&A (as % of net sales)	50.8%	47.0%

The increase in SG&A was primarily due to costs associated with the resumption of our incentive compensation program, which was suspended in fiscal 2009 and is tied to our financial performance. The resumption of our incentive compensation program impacted SG&A for each operating group. SG&A was also impacted by the SG&A costs associated with operating retail stores opened during or subsequent to the third quarter of fiscal 2009.

Royalties and other operating income

	Third Quarter
	Fiscal 2010	Fiscal 2009	$ Change	% Change
Royalties and other operating income	$ 3,982	$ 3,266	$ 716	21.9%

The increase in royalties and other operating income was primarily due to increased royalty income in Tommy Bahama as sales reported by certain licensees increased and new licensees were added.

Operating income (loss)

	Third Quarter
	Fiscal 2010	Fiscal 2009	$ Change	% Change
Tommy Bahama	$ 3,440	$ 2,143	$1,297	60.5%
Ben Sherman	1,684	2,323	(639)	(27.5%)
Lanier Clothes	5,345	5,243	102	1.9%
Oxford Apparel	(316)	(308)	(8)	(2.6%)
Corporate and Other	(3,722)	(5,227)	1,505	28.8%
Total operating income	$ 6,431	$ 4,174	$2,257	54.1%
LIFO (credits) charges included in operating income	$ (265)	$ 1,180

Operating income, on a consolidated basis, increased to $6.4 million in the third quarter of fiscal 2010 from $4.2 million in the third quarter of fiscal 2009. The $2.3 million increase in operating income was primarily due to higher gross profit and higher royalty income, which were both partially offset by decreased net sales and increased SG&A, each as described above. Operating income included a credit for LIFO accounting of $0.3 million in the third quarter of fiscal 2010 and a charge of $1.2 million in the third quarter of fiscal 2009. Changes in operating income by operating group are discussed below.

Tommy Bahama:

	Third Quarter
	Fiscal 2010	Fiscal 2009	$ Change	% Change
Net sales	$81,131	$75,403	$5,728	7.6%
Operating income	$ 3,440	$ 2,143	$1,297	60.5%
Operating income as % of net sales	4.2%	2.8%

The increase in operating income for Tommy Bahama was primarily due to the increased net sales, improved gross margins due to a greater proportion of direct to consumer sales as a percentage of total Tommy Bahama sales and higher royalty income. These items were partially offset by increased SG&A. The third quarter is Tommy Bahama’s lowest quarter of the fiscal year for net sales and operating income.

Ben Sherman:

	Third Quarter
	Fiscal 2010	Fiscal 2009	$ Change	% Change
Net sales	$25,528	$29,844	$(4,316)	(14.5%	)
Operating income	$ 1,684	$ 2,323	$ (639)	(27.5%	)
Operating income as % of net sales	6.6%	7.8%

The decrease in operating income for Ben Sherman was primarily due to decreased net sales partially offset by improved gross margins, both of which were primarily a result of our exit from and subsequent licensing of the footwear and kids’ businesses and our exit from the women’s operations.

Lanier Clothes:

	Third Quarter
	Fiscal 2010	Fiscal 2009	$ Change	% Change
Net sales	$30,820	$35,555	$(4,735)	(13.3%	)
Operating income	$ 5,345	$ 5,243	$ 102	1.9%
Operating income as % of net sales	17.3%	14.7%

The increase in operating income for Lanier Clothes, despite a decrease in net sales, was primarily due to improved gross margins resulting from sales mix, with branded sales representing a greater proportion of Lanier Clothes’ sales in the third quarter of fiscal 2010. The improved gross margins were partially offset by higher SG&A primarily resulting from the increased branded sales.

Oxford Apparel:

	Third Quarter
	Fiscal 2010		Fiscal 2009		$ Change	% Change
Net sales	$ 2,097		$ 1,891		$206	10.9%
Operating loss	$ (316)		$ (308)		$ (8)	(2.6%	)
Operating loss as % of net sales	(15.1%	)	(16.3%	)

The operating results of the continuing operations of Oxford Apparel, which include our Oxford Golf business and Lyons, Georgia distribution center operations, were consistent with the third quarter of fiscal 2009 as the Oxford Golf business had lower operating losses and the distribution center results declined as a result of lower volume of shipments in our Lyons, Georgia distribution center.

Corporate and Other:

	Third Quarter
	Fiscal 2010	Fiscal 2009	$ Change	% Change
Operating loss	$(3,722)	$(5,227)	$1,505	28.8%
LIFO (credits) charges included in operating income (loss)	$ (265)	$ 1,180

The Corporate and Other operating results improved by $1.5 million from a loss of $5.2 million in the third quarter of fiscal 2009 to a loss of $3.7 million in the third quarter of fiscal 2010. The decrease in the operating loss was primarily due to a LIFO accounting credit of $0.3 million in the third quarter of fiscal 2010 and a LIFO accounting charge of $1.2 million in the third quarter of fiscal 2009.

Interest expense, net

	Third Quarter
	Fiscal 2010	Fiscal 2009	$ Change	% Change
Interest expense, net	$5,095	$5,079	$16	0.3%

Interest expense for the third quarter of fiscal 2010 and the third quarter of fiscal 2009 was relatively unchanged after reclassifying all interest expense associated with the U.S. Revolving Credit Agreement to discontinued operations.

Income taxes

	Third Quarter
	Fiscal 2010	Fiscal 2009	$ Change	% Change
Income taxes	$ 17	$(982)	$999	NM
Effective tax rate	1.3%	NM

The effective tax rate for both periods was impacted by certain favorable permanent differences which do not necessarily fluctuate with earnings.  The effective tax rate in the third quarter of fiscal 2010 is not necessarily indicative of the effective tax rates in future periods as the effective tax rate in the future will be higher if our earnings levels increase as the incremental earnings will likely be taxed at rates more closely aligned with statutory tax rates.

Net earnings

	Third Quarter
	Fiscal 2010	Fiscal 2009	Change	% Change
Earnings from continuing operations	$ 1,319	$ 77	$1,242	NM
Earnings from continuing operations per diluted common share	$ 0.08	$ 0.00	$ 0.08	NM
Earnings from discontinued operations, net of taxes	$ 4,231	$ 4,228	$ 3	0.1%
Earnings from discontinued operations per diluted common share	$ 0.26	$ 0.26	$ 0.00	0.0%
Net earnings	$ 5,550	$ 4,305	$1,245	28.9%
Net earnings per diluted common share	$ 0.33	$ 0.26	$ 0.07	26.9%
Weighted average common shares outstanding-diluted	16,576	16,533	43	0.3%

The increase in earnings from continuing operations was primarily due to the higher gross margins resulting from a change in sales mix and higher royalty income partially offset by lower sales and higher SG&A, each as discussed above.  The improved results of the discontinued operations reflect higher sales, which were partially offset by higher SG&A.

FIRST NINE MONTHS OF FISCAL 2010 COMPARED TO FIRST NINE MONTHS OF FISCAL 2009

The following table sets forth the specified line items in our unaudited condensed consolidated statements of operations both in dollars (in thousands) and as a percentage of net sales. The table also sets forth the dollar change and the percentage change of the data as compared to the same period of the prior year. We have calculated all percentages based on actual data, but percentage columns may not add due to rounding. Individual line items of our consolidated statements of operations may not be directly comparable to those of our competitors, as classification of certain expenses may vary by company. In accordance with U.S. GAAP, net sales, cost of goods sold, gross profit, SG&A, amortization of intangible assets, royalties and other operating income, operating income, interest expense, net, earnings from continuing operations before income taxes, income taxes and earnings from continuing operations reflect continuing operations only, and all discontinued operations are reflected in earnings from discontinued operations, net.

	First Nine Months
	Fiscal 2010		Fiscal 2009			$ Change	% Change
Net sales	$ 446,233	100.0%	$ 441,907	100.0%		$ 4,326	1.0%
Cost of goods sold	203,823	45.7%	227,876	51.6%		(24,053)	(10.6%	)
Gross profit	242,410	54.3%	214,031	48.4%		28,379	13.3%
SG&A	220,328	49.4%	207,827	47.0%		12,501	6.0%
Amortization of intangible assets	719	0.2%	911	0.2%		(192)	(21.1%	)
Royalties and other operating income	11,218	2.5%	8,038	1.8%		3,180	39.6%
Operating income	32,581	7.3%	13,331	3.0%		19,250	144.4%
Interest expense, net	15,115	3.4%	15,346	3.5%		(231)	(1.5%	)
Earnings from continuing operations before income taxes	17,466	3.9%	(2,015)	(0.5%	)	19,481	NM
Income taxes	2,944	0.7%	(2,293)	(0.5%	)	5,237	NM
Earnings from continuing operations	$ 14,522	3.3%	278	0.1%		$ 14,244	NM
Earnings from discontinued operations	10,744	NM	10,458	NM		286	2.7%
Net earnings	$ 25,266	NM	$ 10,736	NM		$ 14,530	135.3%

The discussion and tables below compare certain line items included in our statements of operations for the first nine months of fiscal 2010 to the first nine months of fiscal 2009. Each dollar and percentage change provided reflects the change between these periods unless indicated otherwise. Each dollar and share amount included in the tables is in thousands except for per share amounts.

Net Sales

	First Nine Months
	Fiscal 2010	Fiscal 2009	$ Change	% Change
Tommy Bahama	$ 289,585	$ 268,262	$ 21,323	7.9%
Ben Sherman	66,028	77,690	(11,662)	(15.0%	)
Lanier Clothes	83,984	92,266	(8,282)	(9.0%	)
Oxford Apparel	6,315	4,574	1,741	38.1%
Corporate and Other	321	(885)	1,206	NM
Total net sales	$ 446,233	$ 441,907	$ 4,326	1.0%

Consolidated net sales increased $4.3 million, or 1.0%, in the first nine months of fiscal 2010 compared to the first nine months of fiscal 2009. The increase in net sales is primarily a result of the changes in each operating group discussed below. The first nine months of fiscal 2009 included $18.1 million of net sales related to businesses that we have exited in Ben Sherman and Lanier Clothes compared to $2.4 million of such sales in the first nine months of fiscal 2010.

Tommy Bahama:

The increase in net sales for Tommy Bahama was primarily due to improved comparable retail store sales, sales at retail stores opened during fiscal 2009 and fiscal 2010 and higher e-commerce sales. Tommy Bahama unit sales increased 12.9%, which was primarily a result of the improvement in the direct to consumer channels, while the average selling price per unit decreased by 3.9% due to a change in sales mix.

Ben Sherman:

The decrease in net sales for Ben Sherman was primarily due to a 17.7% reduction in unit sales primarily resulting from our exit from and subsequent licensing of our footwear and kids’ businesses and our exit from our women’s operations during fiscal 2009. Net sales related to the footwear, kids’ and women’s businesses totaled approximately $14.5 million in the first nine months of fiscal 2009 compared to $2.1 million in the first nine months of fiscal 2010. The decrease related to these exited businesses was partially offset by an increase in comparable retail store sales. The average selling price per unit for Ben Sherman increased 3.2% as retail sales represented a greater proportion of total Ben Sherman sales during the first nine months of fiscal 2010 and there were fewer off-price sales in the first nine months of fiscal 2010.

Lanier Clothes:

The decrease in net sales for Lanier Clothes was primarily due to a reduction in unit sales of 11.6%, which was driven by lower sales in our private label businesses and the inclusion of approximately $3.6 million of net sales in the first nine months of fiscal 2009 related to businesses that we have exited. The average selling price per unit increased 3.0% as a result of the change in sales mix as private label products typically have a lower selling price than branded products and many of the sales of the products for businesses that we exited were close-out sales.

Oxford Apparel:

Oxford Apparel net sales included in continuing operations reflect our Oxford Golf business and the operations of our Lyons, Georgia distribution center. Net sales from continuing operations in Oxford Apparel increased to $6.3 million in the first nine months of fiscal 2010 from $4.6 million in the first nine months of fiscal 2009.

Gross Profit

	First Nine Months
	Fiscal 2010	Fiscal 2009	$ Change	% Change
Gross profit	$ 242,410	$ 214,031	$ 28,379	13.3%
Gross margin (gross profit as a % of net sales)	54.3%	48.4%
LIFO charges included in cost of goods sold	$ 1,362	$ 6,671

The increase in gross profit is primarily due to increased gross margins as discussed below and higher net sales in Tommy Bahama, which increased more than the sales decreases in Ben Sherman and Lanier Clothes. The increase in gross margins was primarily due to changes in the sales mix for the first nine months of fiscal 2010 compared to the first nine months of fiscal 2009. The changes in sales mix included (1) higher direct to consumer sales in Tommy Bahama, both in total and as a proportion of total Tommy Bahama sales, (2) Tommy Bahama sales representing a larger proportion of our total net sales, (3) fewer close-out sales in Ben Sherman and (4) a sales mix change in Lanier Clothes towards branded products. Additionally, gross profit reflects LIFO accounting charges of $1.4 million and $6.7 million in the first nine months of fiscal 2010 and the first nine months of fiscal 2009, respectively. We anticipate that consolidated gross margins in fiscal 2010 will continue to increase compared to the prior year as our sales mix is more heavily weighted towards Tommy Bahama. Our gross profit may not be directly comparable to those of our competitors, as statement of operations classification of certain expenses may vary by company.

SG&A

	First Nine Months
	Fiscal 2010	Fiscal 2009	$ Change	% Change
SG&A	$ 220,328	$ 207,827	$ 12,501	6.0%
SG&A (as % of net sales)	49.4%	47.0%
Restructuring charges included in SG&A	$ —	$ 1,362

The increase in SG&A was primarily due to costs associated with the resumption of our incentive compensation program, which was suspended in fiscal 2009 and is tied to our financial performance. The resumption of our incentive compensation program impacted SG&A for each of our operating groups.  SG&A was also impacted by the SG&A costs associated with retail stores opened during fiscal 2009 and fiscal 2010.  The first nine months of fiscal 2009 also included $1.4 million of restructuring charges related to Ben Sherman’s exit from and subsequent licensing of its footwear and kids’ businesses and other streamlining initiatives.

Royalties and other operating income

	First Nine Months
	Fiscal 2010	Fiscal 2009	$ Change	% Change
Royalties and other operating income	$ 11,218	$ 8,038	$ 3,180	39.6%

The increase in royalties and other operating income was primarily due to increased royalty income in both Tommy Bahama and Ben Sherman, as sales reported by certain licensees increased and new licensees were added.

Operating income (loss)

	First Nine Months
	Fiscal 2010	Fiscal 2009	$ Change	% Change
Tommy Bahama	$ 35,473	$ 27,772	$ 7,701	27.7%
Ben Sherman	1,608	(5,961)	7,569	NM
Lanier Clothes	12,513	10,681	1,832	17.2%
Oxford Apparel	(983)	(819)	(164)	(20.0%	)
Corporate and Other	(16,030)	(18,342)	2,312	12.6%
Total operating income	$ 32,581	$ 13,331	$19,250	144.4%
LIFO charges included in operating income	$ 1,362	$ 6,671
Restructuring charges included in operating income	$ —	$ 1,362

Operating income, on a consolidated basis, increased to $32.6 million in the first nine months of fiscal 2010 from $13.3 million in the first nine months of fiscal 2009. The $19.3 million increase in operating income was primarily due to increased net sales, improved gross margins and higher royalty income, which was partially offset by increased SG&A, each as described above. Operating income included charges for LIFO accounting of $1.4 million in the first nine months of fiscal 2010 and $6.7 million in the first nine months of fiscal 2009. The first nine months of fiscal 2009 also included restructuring charges of $1.4 million in Ben Sherman. Changes in operating income by operating group are discussed below.

Tommy Bahama:

	First Nine Months
	Fiscal 2010	Fiscal 2009	$ Change	% Change
Net sales	$289,585	$268,262	$21,323	7.9%
Operating income	$ 35,473	$ 27,772	$ 7,701	27.7%
Operating income as % of net sales	12.3%	10.4%

The increase in operating income for Tommy Bahama was primarily due to the increased net sales, improved gross margins due to a greater proportion of direct to consumer sales as a percentage of total Tommy Bahama sales and higher royalty income, which were partially offset by increased SG&A.

Ben Sherman:

	First Nine Months
	Fiscal 2010	Fiscal 2009	$ Change	% Change
Net sales	$66,028	$77,690	$(11,662)	(15.0%	)
Operating income (loss)	$ 1,608	$ (5,961)	$ 7,569	NM
Operating income (loss) as % of net sales	2.4%	(7.7%)
Restructuring charges included in operating income (loss)	$ —	$ 1,362

The improved operating results for Ben Sherman were primarily due to increased gross margins and reduced SG&A, both of which were impacted by our exit from and subsequent licensing of the footwear and kids’ businesses, our exit from the women’s operations and increased royalty income. The first nine months of fiscal 2009 SG&A also included $1.4 million of restructuring charges primarily related to our exit from and subsequent licensing of the footwear and kids’ businesses and other streamlining initiatives.

Lanier Clothes:

	First Nine Months
	Fiscal 2010	Fiscal 2009	$ Change	% Change
Net sales	$83,984	$92,266	$(8,282)	(9.0%	)
Operating income	$12,513	$10,681	$ 1,832	17.2%
Operating income as % of net sales	14.9%	11.6%

The increase in operating income for Lanier Clothes was primarily a result of improved gross margins due to sales mix, with branded sales representing a greater proportion of Lanier Clothes’ sales in the first nine months of fiscal 2010, and close-out sales associated with exited businesses included in the first nine months of fiscal 2009. The improved gross margins were partially offset by increased SG&A.

Oxford Apparel:

	First Nine Months
	Fiscal 2010	Fiscal 2009	$ Change	% Change
Net sales	$6,315	$4,574	$1,741	38.1%
Operating loss	$ (983)	$ (819)	$ (164)	(20.0%	)
Operating loss as % of net sales	(15.6%)	(17.9%)

The operating results of the continuing operations of Oxford Apparel, which include our Oxford Golf business and Lyons, Georgia distribution center operations, were consistent with the first nine months of fiscal 2009 as the Oxford Golf business had lower operating losses and the distribution center results declined as a result of lower volume of shipments in our Lyons, Georgia distribution center.

Corporate and Other:

	First Nine Months
	Fiscal 2010	Fiscal 2009	$ Change	% Change
Operating loss	$(16,030)	$(18,342)	$2,312	12.6%
LIFO charges included in operating loss	$ 1,362	$ 6,671

The Corporate and Other operating results improved by $2.3 million from a loss of $18.3 million in the first nine months of fiscal 2009 to a loss of $16.0 million in the first nine months of fiscal 2010. The first nine months of fiscal 2010 and the first nine months of fiscal 2009 included LIFO accounting charges of $1.4 million and $6.7 million, respectively. After removing the impact of LIFO accounting charges, the reduced operating results are primarily due to higher incentive compensation costs resulting from the resumption of our incentive compensation program, which was suspended in fiscal 2009 and is tied to our financial performance.

Interest expense, net

	First Nine Months
	Fiscal 2010	Fiscal 2009	$ Change	% Change
Interest expense, net	$15,115	$15,346	$(231)	(1.5%	)
Write-off of deferred financing costs included in interest expense	$ —	$ 1,759

Interest expense for the first nine months of fiscal 2010 and the first nine months of fiscal 2009 was relatively unchanged, after reclassifying all interest related to our U.S. Revolving Credit Agreement to discontinued operations. However, the first nine months of fiscal 2009 included a $1.8 million write-off of unamortized deferred financing costs and discount related to the 8 7/8% Senior Unsecured Notes, which were satisfied and discharged in June 2009. After removing the impact of this $1.8 million write-off, the increase in interest expense was primarily due to higher interest rates in the first nine months of fiscal 2010, which partially resulted from the June 2009 replacement of our 8 7/8% Senior Unsecured Notes with our 11 3/8% Senior Secured Notes in June 2009. This higher interest rate was partially offset by lower debt levels in the first nine months of fiscal 2010.

Income taxes

	First Nine Months
	Fiscal 2010	Fiscal 2009	$ Change	% Change
Income taxes	$2,944	$(2,293)	$5,237	NM
Effective tax rate	16.9%	NM

The effective tax rate for both periods was impacted by certain favorable permanent differences which do not necessarily fluctuate with earnings and certain discrete items, including the decrease in income tax contingency reserves upon the expiration of the corresponding statute of limitations. The effective tax rate in the first nine months of fiscal 2010 is not necessarily indicative of the effective tax rates in future periods as the effective tax rate in the future will be higher if our earnings levels increase as the incremental earnings will likely be taxed at rates more closely aligned with statutory tax rates.

Net earnings

	First Nine Months
	Fiscal 2010	Fiscal 2009	Change	% Change
Earnings from continuing operations	$14,522	$ 278	$14,244	NM
Earnings from continuing operations per diluted common share	$ 0.88	$ 0.02	$ 0.86	NM
Earnings from discontinued operations	$10,744	$10,458	$ 286	2.7%
Earnings from discontinued operations per diluted common share	$ 0.65	$ 0.64	$ 0.01	1.6%
Net earnings	$25,266	$10,736	$14,530	135.3%
Net earnings per diluted common share	$ 1.53	$ 0.66	$ 0.87	131.8%
Weighted average common shares outstanding-diluted	16,545	16,233	312	1.9%

The increase in earnings from continuing operations was primarily due to higher net sales with a higher gross margin resulting from a change in sales mix and higher royalty income, but partially offset by higher SG&A, each as discussed above. The results of the discontinued operations reflect lower sales, higher gross margins and lower interest expense as the interest incurred for the U.S. Revolving Credit Agreement was lower in the first nine months of fiscal 2010 as lower amounts were outstanding during the period.

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

Key Liquidity Measures

($ in thousands)	October 30, 2010	January 30, 2010	October 31, 2009	January 31, 2009
Current assets	$241,983	$191,906	$205,200	$230,287
Current liabilities	124,774	96,450	104,349	108,011
Working capital	$117,209	$ 95,456	$100,851	$122,276
Working capital ratio	1.94	1.99	1.97	2.13
Debt to total capital ratio	57%	58%	64%	70%

Our working capital ratio is calculated by dividing total current assets by total current liabilities, including assets and liabilities related to discontinued operations. Current assets and current liabilities increased from October 31, 2009 to October 30, 2010, as described below, resulting in a comparable working capital ratio between the two periods. For the ratio of debt to total capital, debt is defined as short-term and long-term debt, and total capital is defined as debt plus shareholders’ equity. The change in the debt to total capital ratio from October 31, 2009 to October 30, 2010 was primarily a result of the $10.9 million reduction in debt since October 31, 2009 due to cash flows from operations, as well as increased shareholders’ equity due to our net earnings subsequent to October 31, 2009. Our debt levels and ratio of debt to total capital in future periods may not be comparable to historical amounts due to the impact of the sale of substantially all of the operations of Oxford Apparel and as we continue to assess our capital structure. Changes in our capital structure in the future, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Balance Sheet

The following tables set forth certain information included in our consolidated balance sheets (in thousands). Below each table are explanations for any significant changes in the balances from October 31, 2009 to October 30, 2010.

Current Assets:

	October 30, 2010	January 30, 2010	October 31, 2009	January 31, 2009
Cash and cash equivalents	$ 4,376	$ 8,288	$ 5,995	$ 3,290
Receivables, net	58,900	44,690	57,440	44,161
Inventories, net	63,484	58,180	54,483	91,997
Prepaid expenses, net	14,663	10,508	13,818	10,274
Deferred tax assets	15,624	13,875	9,885	10,159
Total current assets related to continuing operations	157,047	135,541	141,621	159,881
Assets related to discontinued operations	84,936	56,365	63,579	70,406
Total current assets	$241,983	$191,906	$205,200	$230,287

Cash and cash equivalents as of October 30, 2010 were comparable to the cash and cash equivalents as of October 31, 2009, with the balance at each period representing typical cash on hand operating requirements. Receivables, net increased 2.5% primarily due to the higher wholesale sales in the last two months of the third quarter of fiscal 2010 compared to the last two months of the third quarter of fiscal 2009.  Inventories, net as of October 30, 2010 increased by 16.5% from October 31, 2009 primarily due to an increase in inventories in both Tommy Bahama and Lanier Clothes to support anticipated sales, which was partially offset by the decline at Ben Sherman resulting from our exit from and subsequent licensing of our footwear and kids’ businesses and our exit from the Ben Sherman women’s operations. Deferred tax assets have increased from October 31, 2009 primarily as a result of the change in book to tax differences associated with inventory balances at October 30, 2010 and October 31, 2009. The increase in assets related to discontinued operations was a result of higher accounts receivable and higher inventory balances reflecting the business activity of the discontinued operations.

Non-current Assets:

	October 30, 2010	January 30, 2010	October 31, 2009	January 31, 2009
Property, plant and equipment, net	$ 74,721	$ 78,425	$ 82,843	$ 87,873
Intangible assets, net	136,584	137,462	138,372	135,932
Other non-current assets, net	21,181	17,381	17,216	13,590
Total non-current assets, net	232,486	233,268	238,431	237,395

The decrease in property, plant and equipment, net was primarily due to depreciation expense exceeding capital expenditures during the twelve months subsequent to October 31, 2009, as we reduced our investments in new retail stores during the challenging economic environment. The decrease in intangible assets, net is primarily due to the amortization of intangible assets subsequent to October 31, 2009 and the decrease in the period-end exchange rate for the British pound sterling versus the U.S. dollar from October 31, 2009 to October 30, 2010. The increase in other non-current assets is primarily due to the payment of loans associated with company owned life insurance policies, which had previously been recorded as a reduction to other non-current assets in accordance with U.S. GAAP.

Liabilities:

	October 30, 2010	January 30, 2010	October 31, 2009	January 31, 2009
Current liabilities related to continuing operations	$103,232	$ 77,508	$ 91,380	$ 82,065
Long-term debt, less current maturities	146,900	146,408	161,244	194,187
Other non-current liabilities	47,351	49,478	46,832	46,066
Non-current deferred income taxes	27,753	28,421	29,444	32,111
Total liabilities related to continuing operations	$325,236	$301,815	$328,900	$354,429
Liabilities related to discontinued operations	$ 21,542	$ 18,942	$ 12,969	$ 25,946
Total liabilities	$346,778	$320,757	$341,869	$380,375

The increase in current liabilities was primarily due to the increase in accrued compensation, which resulted from the resumption of our incentive compensation program. Our incentive compensation program was suspended in fiscal 2009 and is tied to our financial performance.  The decrease in total debt, including long-term debt less current maturities and current maturities of long-term debt, was primarily due to cash flow from operating activities for the twelve months preceding October 30, 2010, which were primarily used for repayment of debt. The cash flow from operating activities was primarily a result of net earnings during the twelve month period ended October 30, 2010 partially offset by increases in working capital levels. The change in non-current deferred income taxes primarily resulted from (1) changes in book/tax differences for depreciation and deferred compensation, (2) changes in tax accrued on undistributed foreign earnings, (3) the indirect federal benefit of certain reserves for uncertain tax positions and (4) adjustments to reflect changes in the effective tax rate at which certain deferred items are expected to be realized, which are partially offset by changes in foreign currency exchange rates.  The increase in liabilities related to discontinued operations was primarily a result of the higher working capital assets at October 30, 2010 and reflects the business activity of the discontinued operations.

Statement of Cash Flows

The following table sets forth the net cash flows resulting in the change in our cash and cash equivalents (in thousands):

	First Nine Months
	Fiscal 2010	Fiscal 2009
Net cash provided by operating activities	$ 8,757	$ 37,669
Net cash used in investing activities	(9,357)	(8,406)
Net cash provided by (used in) financing activities	11,678	(31,007)
Net cash (used in) provided by discontinued operations	(14,972)	4,306
Net change in cash and cash equivalents	$(3,894)	$ 2,562

Operating Activities:

The operating cash flows for the first nine months of fiscal 2010 and the first nine months of fiscal 2009 were primarily the result of net earnings for the relevant period, adjusted for non-cash activities such as depreciation, amortization and stock compensation expense as well as changes in our working capital accounts. In the first nine months of fiscal 2010, the larger changes in working capital were increases in accounts receivable, inventories and prepaid expenses, partially offset by an increase in accounts payable, whereas the first nine months of fiscal 2009 reflected a significant reduction in inventories, partially offset by an increase in accounts receivable and a reduction in current liabilities.

Investing Activities:

During the first nine months of fiscal 2010 and the first nine months of fiscal 2009, investing activities used $9.4 million and $8.4 million, respectively, of cash. In each of the applicable periods, these investing activities primarily consisted of capital expenditures related to new retail stores and costs associated with investment in certain technology initiatives.

Financing Activities:

During the first nine months of fiscal 2010 and fiscal 2009, financing activities provided $11.7 million and used $31.0 million, respectively, of cash. In the first nine months of fiscal 2010, the primary use of cash for financing purposes was the payment of dividends and the repayment of loans related to certain company-owned life insurance policies, both of which were funded by additional borrowings under our U.S. Revolving Credit Agreement. In the first nine months of fiscal 2009, cash flow from operations, borrowings under our U.S. Revolving Credit Agreement and the proceeds from the issuance of $150.0 million aggregate principal amount of our 11 3/8% Senior Secured Notes were used to repurchase $166.8 million aggregate principal amount of our 8 7/8% Senior Unsecured Notes, to pay $4.4 million of dividends and to pay $5.0 million of financing costs associated with the issuance of our 11 3/8% Senior Secured Notes in June 2009.

Discontinued Operations:

The cash flows from discontinued operations reflect cash flow provided by or used in the activities of Oxford Apparel, which we have classified as discontinued operations as a result of our plan to dispose of substantially all of its operations. The change in cash flow from discontinued operations primarily reflect relatively consistent earnings for the first nine months of fiscal 2010 and the first nine months of fiscal 2009 as well as increased working capital in fiscal 2010 due to the increased sales in the third quarter and to support anticipated sales increases in the fourth quarter of fiscal 2010.

Liquidity and Capital Resources

The table below provides a description of our significant financing arrangements and the amounts outstanding under these financing arrangements (in thousands) as of October 30, 2010:

$175 million U.S. Secured Revolving Credit Facility (“U.S. Revolving Credit Agreement”), which is limited to a borrowing base consisting of specified percentages of eligible categories of assets, accrues interest (3.25% as of October 30, 2010), unused line fees and letter of credit fees based upon a pricing grid which is tied to average unused availability, requires interest payments monthly with principal due at maturity (August 2013) and is secured by a first priority security interest in the accounts receivable (other than royalty payments in respect of trademark licenses), inventory, investment property (including the equity interests of certain subsidiaries), general intangibles (other than trademarks, trade names and related rights), deposit accounts, intercompany obligations, equipment, goods, documents, contracts, books and records and other personal property of Oxford Industries, Inc. and substantially all of its domestic subsidiaries and a second priority security interest in those assets in which the holders of the 11 3/8% Senior Secured Notes have a first priority security interest

$20,273
£10 million Senior Secured Revolving Credit Facility (“U.K. Revolving Credit Agreement”), which accrues interest at the bank’s base rate plus 3.5% (4.0% as of October 30, 2010), requires interest payments monthly with principal payable on demand and is collateralized by substantially all of the United Kingdom assets of Ben Sherman	651

11.375% Senior Secured Notes (“11 3/8% Senior Secured Notes”), which accrue interest at an annual rate of 11.375% (effective interest rate of 12%) and require interest payments semi-annually in January and July of each year, require payment of principal at maturity (July 2015), are subject to certain prepayment penalties, are secured by a first priority interest in all U.S. registered trademarks and certain related rights and certain future acquired real property owned in fee simple of Oxford Industries, Inc. and substantially all of its consolidated domestic subsidiaries and a second priority security interest in those assets in which the lenders under the U.S. Revolving Credit Agreement have a first priority security interest, and are guaranteed by certain of our domestic subsidiaries

150,000
Unamortized discount	(3,100)
Total debt	$167,824
Short-term debt and current maturities of long-term debt	(20,924)
Long-term debt, less current maturities	$146,900

Our credit facilities are used to finance trade letters of credit, as well to provide funding for other operating activities, capital expenditures and acquisitions. As of October 30, 2010, approximately $33.3 million of trade letters of credit and other limitations on availability in the aggregate were outstanding against the U.S. Revolving Credit Agreement and the U.K. Revolving Credit Agreement. On October 30, 2010, we had approximately $124.7 million and $13.4 million in unused availability under the U.S. Revolving Credit Agreement and the U.K. Revolving Credit Agreement, respectively, subject to the respective limitations on borrowings set forth in the U.S. Revolving Credit Agreement, U.K. Revolving Credit Agreement and the indenture for the 11 3/8% Senior Secured Notes.

Covenants, Other Restrictions and Prepayment Penalties:

Our credit facilities and 11 3/8% Senior Secured Notes are subject to a number of affirmative covenants, negative covenants, financial covenants and other restrictions as discussed in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 5 in our consolidated financial statements, both included in our Annual Report on Form 10-K for fiscal 2009. We believe the affirmative covenants, negative covenants, financial covenants and other restrictions are customary for those included in similar facilities and notes entered into at the time we entered into our agreements. As of October 30, 2010, we were compliant with all covenants related to our credit facilities and 11 3/8% Senior Secured Notes. If we were to redeem any of our 11 3/8% Senior Secured Notes prior to July 15, 2014 pursuant to the indenture governing the notes, we would be required to pay certain premiums above the principal amount, which are also discussed in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 5 in our consolidated financial statements, both included in our Annual Report on Form 10-K for fiscal 2009.

Other Liquidity Items:

We anticipate that we will be able to satisfy our ongoing cash requirements, which generally consist of working capital needs, capital expenditures and interest payments on our debt, primarily from cash on hand, positive cash flow from operations and borrowings under our lines of credit, if necessary, as well as the proceeds from our sale of substantially all of the assets of Oxford Apparel. Our need for working capital is typically seasonal with the greatest requirements generally existing in the fall and spring of each year. Our capital needs will depend on many factors, including our growth rate, the need to finance inventory levels and the success of our various products. At maturity of the U.S. Revolving Credit Agreement and the 11 3/8% Senior Secured Notes or if the U.K. Revolving Credit Agreement was required to be paid, we anticipate that we will be able to refinance the facilities and debt with terms available in the market at that time, which may or may not be as favorable as the terms of the current agreements.

Our contractual obligations as of October 30, 2010 have not changed significantly from the contractual obligations outstanding at January 30, 2010 other than changes in the amounts outstanding under our U.K. Revolving Credit Agreement and pursuant to letters of credit (each as discussed above).

Our anticipated capital expenditures for fiscal 2010 for continuing operations, including $9.4 million incurred during the first nine months of fiscal 2010, are expected to be approximately $12 million. The fiscal 2010 capital expenditures primarily consist of costs associated with new retail stores and investment in certain technology initiatives.

As discussed above, on November 22, 2010, we entered into a purchase agreement with LF pursuant to which we will sell to LF substantially all of the assets of Oxford Apparel (other than accounts receivable associated with the businesses which are being sold and all assets and operations relating to our Oxford Golf business and our distribution center in Lyons, Georgia).  The purchase price to be paid by LF is equal to approximately $121.7 million, subject to adjustment based on net working capital on the closing date of the transaction.  LF also agreed to purchase our goods in transit relating to Oxford Apparel following the closing of the transaction, which is subject to customary closing conditions and is expected to occur by the end of calendar year 2010. We anticipate net cash proceeds of approximately $90 million after the collection of retained accounts receivable, the sale of the in-transit inventory to LF and the payment of retained liabilities, transaction expenses and income taxes. Proceeds from the transaction and the retained assets are expected to be used to repay any debt outstanding under our U.S. Revolving Credit Agreement; fund general corporate operating activities, including further development of our existing operations; fund future acquisitions, if any; and opportunistically enhance our capital structure.

Off Balance Sheet Arrangements

We have not entered into agreements which meet the SEC’s definition of an off balance sheet financing arrangement, other than operating leases, and have made no financial commitments to or guarantees with respect to any unconsolidated subsidiaries or special purpose entities.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to bad debts, inventories, intangible assets, income taxes, stock compensation expense, contingencies and litigation and certain other accrued expenses. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies and estimates are discussed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for fiscal 2009. There have not been any significant changes to the application of our critical accounting policies and estimates during the first nine months of fiscal 2010.

A detailed summary of significant accounting policies is included in Note 1 to our consolidated financial statements contained in our Annual Report on Form 10-K for fiscal 2009.

SEASONALITY

Although our various product lines are sold on a year-round basis, the demand for specific products or styles may be seasonal. For example, the demand for Tommy Bahama in our principal markets is higher in the spring season. Generally, our wholesale products are sold prior to each of the retail selling seasons, including spring, summer, fall and holiday. As the timing of product shipments and other events affecting the retail business may vary, we do not believe that results for any particular quarter are necessarily indicative of results for the full fiscal year. Also, we do not believe that fiscal 2009 distribution of earnings and operating income is necessarily indicative of the expected distribution in future years as certain quarters may be impacted by certain unusual or non-recurring items, impacted more severely by economic conditions than other quarters within the same fiscal year, or impacted by other factors. The following table presents the percentage of net sales and operating income from continuing operations by quarter (unaudited) for fiscal 2009:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	27%	25%	24%	24%
Operating income from continuing operations	41%	8%	22%	29%

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain interest rate, foreign currency, commodity and inflation risks as discussed in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for fiscal 2009. There have not been any significant changes in our exposure to these risks during the first nine months of fiscal 2010.

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

There were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) that occurred during the third quarter of fiscal 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In the ordinary course of business, we may become subject to litigation or claims. We are not currently a party to any litigation or regulatory action that we believe could reasonably be expected to have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 1A.  RISK FACTORS

In addition to the other information set forth in this report, investors should carefully consider the factors discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for fiscal 2009, which could materially affect our business, financial condition or operating results. The risks described in our Annual Report on Form 10-K for fiscal 2009 are not the only risks facing our company.

Our business may be adversely affected if we are unable to identify or complete strategic acquisitions and dispositions.

One component of our business strategy is the acquisition of new businesses or product lines as and when appropriate investment opportunities are available.  In addition, we may determine that it is appropriate to divest certain businesses that do not align with our strategy or discontinue certain product lines which may not provide the returns that we expect or desire.  There can be no assurance that we will be able to identify suitable acquisition or disposition opportunities on terms acceptable to us.  In addition, even upon reaching an agreement with a buyer or seller for the acquisition or disposition of a business or product line, the closing of the transaction may be subject to the satisfaction of applicable closing conditions, which may prevent us from completing the transaction or impose conditions on our business that may have an adverse effect on our operating results.

We recently announced that we entered into an agreement to sell substantially all of the assets of Oxford Apparel for approximately $121.7 million in cash, subject to adjustment based on net working capital on the closing date of the transaction.  Although we believe that the completion of this transaction is subject to customary closing conditions, including the absence of a material adverse change in the business being sold prior to the closing date, it is possible that we may be unable to complete this transaction if applicable closing conditions are not satisfied.  If we do not complete the Oxford Apparel transaction, we will not receive the expected proceeds from the sale.  Further, Oxford Apparel’s operating results and customer relationships may be adversely impacted by our public announcement of our intent to sell this business.  Even if we are unable to close the transaction, we will be required to pay our expenses relating to the transaction.

If any of the risks described in this report or in our Annual Report on Form 10-K for fiscal 2009 or other risks or uncertainties not currently known to us or that we currently deem to be immaterial, actually occur, our business, financial condition or operating results could suffer.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)          During the third quarter of fiscal 2010, we did not make any unregistered sales of our equity securities.

(c)          We have certain stock incentive plans as described in Note 7 to our consolidated financial statements included in our Annual Report on Form 10-K for fiscal 2009, all of which are publicly announced plans. Under the plans, we can repurchase shares from employees to cover employee tax liabilities related to the exercise of stock options or the vesting of previously restricted shares.  No shares were purchased during the third quarter of fiscal 2010.

In the second quarter of fiscal 2010, our Board of Directors authorized us to spend up to $50 million to repurchase shares of our common stock and/or 11 3/8% Senior Secured Notes. This authorization superseded and replaced all previously existing authorizations to repurchase shares of our common stock and/or our 11 3/8% Senior Secured Notes. As of October 30, 2010, no shares of our common stock nor any of our 11 3/8% Senior Secured Notes had been repurchased pursuant to this authorization, which has no automatic expiration.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. RESERVED

None

ITEM 5.  OTHER INFORMATION

Our Group Vice President, Mr. Knowlton J. O’Reilly, has notified us that he intends to retire effective on December 31, 2010. We previously disclosed Mr. O’Reilly’s expected retirement this year.  In recognition of Mr. O’Reilly’s service to our company, including his significant contributions in negotiating and finalizing the terms of our sale of substantially all of the operations of Oxford Apparel to LF, on December 8, 2010, our Nominating, Compensation & Governance Committee approved a special award of $412,500 payable to Mr. O’Reilly in cash in January 2011 following the effectiveness of his retirement.

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

3.2                                 Bylaws of Oxford Industries, Inc., as amended. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on June 17, 2009.

10.1                           Oxford Industries, Inc. Deferred Compensation Plan, as amended and restated effective September 1, 2010. *

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

December 9, 2010	OXFORD INDUSTRIES, INC.
(Registrant)

/s/ K. Scott Grassmyer
K. Scott Grassmyer
Senior Vice President, Chief Financial Officer and Controller
(Authorized Signatory)