Form 10-Q/A
period 2010-10-30
OXFORD INDUSTRIES INC
filed 2010-12-29
CIK 75288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q/A

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of shares outstanding
Title of each class	as of December 3, 2010
Common Stock, $1 par value	16,569,208

EXPLANATORY NOTE

We are filing this Amendment No. 1 (the “Amendment”) on Form 10-Q/A to our Quarterly Report on Form 10-Q for the three month period ended October 30, 2010 (the “Original Form 10-Q”), which was filed with the Securities and Exchange Commission on December 9, 2010, to correct the number of shares of common stock, par value $1 per share, reported as outstanding as of December 3, 2010 on the cover page of the Original Form 10-Q (the “Cover Page”).  This Amendment is being filed to replace the number “15,569,208” on the Cover Page in its entirety with the number “16,569,208.”

Except as described above, no other amendments have been made to the Original Form 10-Q.  All other Items of the Original Form 10-Q are unaffected by this Amendment.  This Amendment does not reflect events occurring after December 9, 2010 or modify or update the disclosure contained in the Original Form 10-Q in any way other than as set forth above.

ITEM 6.  EXHIBITS

3.1	Restated Articles of Incorporation of Oxford Industries, Inc. Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the fiscal quarter ended August 29, 2003.
3.2	Bylaws of Oxford Industries, Inc., as amended. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on June 17, 2009.
10.1	Oxford Industries, Inc. Deferred Compensation Plan, as amended and restated effective September 1, 2010.†
31.1	Section 302 Certification by Principal Executive Officer.*
31.2	Section 302 Certification by Principal Financial Officer.*
32	Section 906 Certification by Principal Executive Officer and Principal Financial Officer.†

* Filed herewith.

†Previously filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

December 29, 2010	OXFORD INDUSTRIES, INC.
(Registrant)

/s/ K. Scott Grassmyer
K. Scott Grassmyer
Senior Vice President, Chief Financial Officer and Controller
(Authorized Signatory)