Form 10-K
period 2011-01-29
OXFORD INDUSTRIES INC
filed 2011-03-31
CIK 75288

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 29, 2011
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

         As of July 30, 2010, which is the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the registrant (based upon the closing price for the common stock on the New York Stock Exchange on that date) was approximately $310,525,883. For purposes of this calculation only, shares of voting stock directly and indirectly attributable to executive officers, directors and holders of 10% or more of the registrant's voting stock (based on Schedule 13G filings made as of or prior to July 31, 2010) are excluded. This determination of affiliate status and the calculation of the shares held by any such person are not necessarily conclusive determinations for other purposes.

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Title of Each Class	Number of Shares Outstanding as of March 25, 2011
Common Stock, $1 par value	16,525,566

Documents Incorporated by Reference

         Portions of our proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A relating to the Annual Meeting of Shareholders of Oxford Industries, Inc. to be held on June 15, 2011 are incorporated by reference in Part III of this Form 10-K.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

        Our SEC filings and public announcements may include forward-looking statements about future events. Generally, the words "believe," "expect," "intend," "estimate," "anticipate," "project," "will" and similar expressions identify forward-looking statements, which generally are not historical in nature. We intend for all forward-looking statements contained herein, in our press releases or on our website, and all subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf, to be covered by the safe harbor provisions for forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (which Sections were adopted as part of the Private Securities Litigation Reform Act of 1995). Important assumptions relating to these forward-looking statements include, among others, assumptions regarding the impact of economic conditions on consumer demand and spending, demand for our products, timing of shipments requested by our wholesale customers, expected pricing levels, competitive conditions, the timing and cost of planned capital expenditures, costs of products and raw materials we purchase, costs of labor, access to capital and/or credit markets, acquisition and disposition activities, expected outcomes of pending or potential litigation and regulatory actions and disciplined execution by key management. Forward-looking statements reflect our current expectations, based on currently available information, and are not guarantees of performance. Although we believe that the expectations reflected in such forward-looking statements are reasonable, these expectations could prove inaccurate as such statements involve risks and uncertainties, many of which are beyond our ability to control or predict. Should one or more of these risks or uncertainties, or other risks or uncertainties not currently known to us or that we currently deem to be immaterial, materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Important factors relating to these risks and uncertainties include, but are not limited to, those described in Part I, Item 1A. Risk Factors and elsewhere in this report and those described from time to time in our future reports filed with the SEC.

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

DEFINITIONS

        Unless the context requires otherwise, the following terms, or words of similar import, have the following meanings:

        Our, us or we: Oxford Industries, Inc. and its consolidated subsidiaries

        U.S. Revolving Credit Agreement: Our $175 million revolving credit facility, as described in Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in this report

        U.K. Revolving Credit Agreement: Our £7 million revolving credit facility, as described in Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in this report

        11 3/8% Senior Secured Notes: Our 11.375% senior secured notes due 2015, as described in Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in this report

        8 7/8% Senior Unsecured Notes: Our 8.875% senior unsecured notes due 2011, which were satisfied and discharged in June 2009, as described in Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in this report

  SG&A: Selling, general and administrative expenses

  SEC: U.S. Securities and Exchange Commission

  FASB: Financial Accounting Standards Board

  U.S. GAAP: Generally accepted accounting principles in the United States

  ASC: FASB Accounting Standards Codification

        The terms listed below reflect the respective period noted:

Fiscal 2011	52 weeks ending January 28, 2012
Fiscal 2010	52 weeks ended January 29, 2011
Fiscal 2009	52 weeks ended January 30, 2010
Fiscal 2008	52 weeks ended January 31, 2009
Eight-month transition period ended February 2, 2008	35 weeks and one day ended February 2, 2008
Fiscal 2007	52 weeks ended June 1, 2007
Fiscal 2006	52 weeks ended June 2, 2006
Fourth quarter fiscal 2010	13 weeks ended January 29, 2011
Third quarter fiscal 2010	13 weeks ended October 30, 2010
Second quarter fiscal 2010	13 weeks ended July 31, 2010
First quarter fiscal 2010	13 weeks ended May 1, 2010
Fourth quarter fiscal 2009	13 weeks ended January 30, 2010
Third quarter fiscal 2009	13 weeks ended October 31, 2009
Second quarter fiscal 2009	13 weeks ended August 1, 2009
First quarter fiscal 2009	13 weeks ended May 2, 2009

PART I

Item 1.    Business

BUSINESS AND PRODUCTS

Overview

        We are an international apparel design, sourcing and marketing company featuring a diverse portfolio of owned lifestyle brands, featuring Tommy Bahama®, Lilly Pulitzer® and Ben Sherman®, as well as owned and licensed brands of tailored clothing and golf apparel. We distribute our owned lifestyle branded products through a variety of upscale department stores and specialty stores as well as company owned retail stores and e-commerce websites. Additionally, we operate Tommy Bahama restaurants, which are generally adjacent to certain of our Tommy Bahama retail stores. Our branded and private label tailored clothing products are distributed through department stores, specialty stores, national chains, specialty catalogs, mass merchants and Internet retailers. Originally founded in 1942, we have undergone a transformation as we migrated from our historical domestic manufacturing roots towards a focus on designing, sourcing and marketing apparel products bearing prominent trademarks owned by us. During fiscal 2010, approximately 85% of our net sales, excluding sales of our discontinued operations, were from products bearing brands that we own. We anticipate that this percentage will increase in the future with our acquisition of Sugartown Worldwide, Inc., or Sugartown, which owns the Lilly Pulitzer brand and operations, in December 2010 and as we continue to develop our owned brands.

        A key component of our business strategy is to develop and market compelling lifestyle brands and products that are "fashion right" and evoke a strong emotional response from our target consumers. As part of this strategy, we strive to exploit the potential of our existing brands and products domestically and internationally and, as suitable opportunities arise, to acquire additional lifestyle brands that we believe fit within our business model. We consider "lifestyle" brands to be those brands that have a clearly defined and targeted point of view inspired by an appealing lifestyle or attitude, such as the Tommy Bahama, Lilly Pulitzer and Ben Sherman brands. We believe that by generating an emotional connection with our target consumer, lifestyle brands can command higher price points at retail, resulting in higher earnings. We also believe a successful lifestyle brand can provide opportunities for branded retail operations as well as licensing opportunities in product categories beyond our core business.

        Our strategy of emphasizing owned lifestyle branded apparel products is driven in part by the continued consolidation in the retail industry and the increasing concentration of apparel manufacturing in a relatively limited number of offshore markets. We believe that these two trends will continue to make the branded apparel business model more appealing than a business focused on private label apparel, which we define as products sold exclusively to one customer under a brand name that is owned by or licensed to such customer and not owned by the seller.

        Significant steps we have undertaken to accomplish this transition towards our brand-focused strategy have included the June 2003 acquisition of the Tommy Bahama brand and operations; the July 2004 acquisition of the Ben Sherman brand and operations; the June 2006 divestiture of our former Womenswear Group operations, which produced private label women's sportswear, primarily for mass merchants; and the closing of all but one of our manufacturing facilities. In fiscal 2010, we took two very important additional steps in continuing our transition with our December 21, 2010 acquisition of the Lilly Pulitzer brand and operations and the January 3, 2011 divestiture of substantially all of the operations and assets of our former Oxford Apparel Group, which produced a mix of private label and branded sportswear, primarily for department stores, mass merchants, national chains and discount retailers. In the future, we may add additional lifestyle brands to our portfolio, if we identify appropriate lifestyle brands which meet our investment criteria.

        Since acquiring the Tommy Bahama brand and operations and the Ben Sherman brand and operations, we have invested significant resources in those brands through various methods including increasing their full-price retail store footprints, developing and enhancing their e-commerce websites and funding marketing initiatives which increase the visibility of the brands. We anticipate further investments in Tommy Bahama, Lilly Pulitzer and Ben Sherman to increase the retail store footprint of the brands, further enhance the brands' e-commerce operations, and expand Tommy Bahama to markets outside of North America. We believe our strong balance sheet and liquidity coupled with positive cash flow from operations will provide us ample liquidity to fund these investments, while at the same time allowing us to maintain the financial flexibility to opportunistically enhance our capital structure and pursue desirable acquisitions, if any.

        We distribute our products through several wholesale distribution channels, including department stores, specialty stores, national chains, specialty catalogs, mass merchants and Internet retailers. Approximately 90% of our consolidated net sales in fiscal 2010 were to customers located in the United States, with the remaining net sales primarily being sales of our Ben Sherman products in the United Kingdom and Europe. Our ten largest customers represented approximately 32% of our consolidated net sales for fiscal 2010, with no individual customer representing more than 10% of our consolidated net sales. We also operate retail stores, restaurants and Internet websites for some of our brands. During fiscal 2010, direct to consumer sales from our retail stores, restaurants and Internet websites accounted for approximately 48% of our consolidated net sales.

        Our business is primarily operated through four operating groups consisting of:

  •
  Tommy Bahama;

  •
  Lilly Pulitzer;

  •
  Ben Sherman; and

  •
  Lanier Clothes.

        Generally, each operating group is differentiated by its own distinctive brands or products, product styling, pricing strategies, distribution channels and target consumers. Each operating group is managed to maximize the long-term sustainable return on capital invested and to develop its brands and operations in coordination with our overall strategic plans.

        We believe that maintaining and growing our owned and licensed brands are critical to our success. Our owned brands include the following:

Tommy Bahama®	Lilly Pulitzer®	Ben Sherman®
Billy London®	Oxford Golf®	Nickelson®
Arnold Brant®

        We currently hold licenses to produce and sell certain categories of apparel products under the following brands:

Kenneth Cole®	Dockers®	Geoffrey Beene®

        Sales of products using licensed brands accounted for approximately 8% of our net sales in fiscal 2010. In addition to their branded sales, Lanier Clothes also sells private label products, which comprised approximately 7% of our consolidated net sales in fiscal 2010.

        We operate in highly competitive domestic and international markets in which numerous U.S.-based and foreign apparel firms compete. Additionally, the apparel industry is cyclical and dependent upon the overall level of discretionary consumer spending, which changes as regional, domestic and international economic conditions change. Often, negative economic conditions have a longer and more severe impact on the apparel and retail industry than the conditions have on other industries. The weak global economic conditions that began in fiscal 2008 continued to impact each of our operating groups through fiscal 2010, although we did observe some signs of recovery. We continue to focus on minimizing inventory markdown risk and promotional pressure, but at the same time we anticipate purchasing inventory more aggressively in 2011 if economic conditions continue to show improvement. We believe that fiscal 2011 will be impacted by pricing pressures on raw materials, fuel, transportation and other costs necessary for the production and sourcing of apparel products.

        In addition to the impact of competition and economic factors, our operations are subject to certain other risks, many of which are beyond our ability to control or predict. Important factors relating to certain risks which could impact our business include, but are not limited to, those described in Part I, Item 1A. Risk Factors of this report.

Operating Groups

        Our business is primarily operated through four operating groups: Tommy Bahama, Lilly Pulitzer, Ben Sherman and Lanier Clothes. We identify our operating groups based on the way our management organizes the components of our business for purposes of allocating resources and assessing performance. All amounts included in this report and in our consolidated financial statements reflect our changes in operating groups during fiscal 2010 including (1) the acquisition of the Lilly Pulitzer brand and operations, resulting in the creation of our Lilly Pulitzer operating group, (2) the sale of substantially all of the operations and assets of our former Oxford Apparel operating group, which are now classified as discontinued operations, (3) the reclassification of our Oxford Golf business and our Lyons, Georgia distribution center operations into Corporate and Other, as these activities were previously included in Oxford Apparel, but will continue to be operated by us, and (4) the reclassification of certain corporate service costs from Oxford Apparel, where they were previously allocated, to Corporate and Other, as there is uncertainty in whether there will be a reduction in those costs as a result of the Oxford Apparel sale. The tables below present certain financial information about our operating groups (in thousands).

	Fiscal 2010	Fiscal 2009
Net Sales
Tommy Bahama	$398,510	$363,084
Lilly Pulitzer(1)	5,959	—
Ben Sherman	86,920	102,309
Lanier Clothes	103,733	114,542
Corporate and Other(2)	8,825	5,371

Total	$603,947	$585,306

Operating Income (Loss)
Tommy Bahama(3)	$51,081	$37,515
Lilly Pulitzer(1)	(372)	—
Ben Sherman(4)	(2,664)	(8,616)
Lanier Clothes	14,316	12,389
Corporate and Other(2)	(21,699)	(22,378)

Total	$40,662	$18,910

(1)
Lilly Pulitzer's operating results are included in our consolidated operating results from the date of acquisition, December 21, 2010, through January 29, 2011. Lilly Pulitzer's operating results were negatively impacted by $0.8 million of charges included in cost of goods sold associated with the write-up of inventory from cost to fair value and $0.2 million of changes in fair value of contingent consideration arrangements associated with the Lilly Pulitzer acquisition pursuant to the purchase method of accounting for acquisitions.

(2)
Corporate and Other is a reconciling category for reporting purposes and includes our corporate offices, substantially all financing activities, LIFO inventory accounting adjustments and other costs that are not allocated to our operating groups. Corporate and Other also includes the operations of our Oxford Golf business and our Lyons, Georgia distribution center, which were previously included in Oxford Apparel, but were not sold, and certain corporate service costs which were previously allocated to Oxford Apparel. Therefore, the Corporate and Other net sales and operating income (loss) do not equal amounts previously reported. Fiscal 2010 included $3.8 million of LIFO accounting charges and $0.8 million of transaction costs associated with the acquisition of the Lilly Pulitzer brand and operations, which were partially offset by the impact of a $2.2 million reduction in an existing environmental reserves liability, while fiscal 2009 included LIFO accounting charges of $4.9 million.

(3)
Tommy Bahama's operating results included charges of $0.5 million in fiscal 2009 related to certain fixed asset impairment charges.

(4)
Ben Sherman's operating results included restructuring and other charges of $3.2 million and $2.0 million in fiscal 2010 and fiscal 2009, respectively. The fiscal 2010 charges primarily related to charges associated with the termination of certain retail store leases in the United Kingdom and fixed asset impairment charges, while the fiscal 2009 charges primarily related to Ben Sherman's exit from its footwear, kids' and women's operations and other streamlining initiatives.

	January 29, 2011	January 30, 2010
Assets
Tommy Bahama	$274,140	$256,759
Lilly Pulitzer	79,476	—
Ben Sherman	67,478	69,775
Lanier Clothes	35,530	39,213
Corporate and Other	44,102	3,062
Assets related to Discontinued Operations	57,745	56,365

Total	$558,471	$425,174

        Total assets for Corporate and Other include a LIFO reserve of $46.0 million and $44.4 million as of January 29, 2011 and January 30, 2010, respectively. The increase in Corporate and Other from January 30, 2010 to January 29, 2011 is primarily due to the accumulation of cash on hand during fiscal 2010. Assets related to discontinued operations primarily consist of receivables and inventories associated with our former Oxford Apparel Group, which, net of any outstanding liabilities associated with the discontinued operations, we expect to be converted to cash during the first half of fiscal 2011. For more details on each of our operating groups, see Note 10 of our consolidated financial statements and Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, both included in this report. For financial information about geographic areas, see Note 10 of our consolidated financial statements, included in this report.

  Tommy Bahama

        Tommy Bahama designs, sources and markets men's and women's sportswear and related products that are intended to define casually elegant island living consistent with Tommy Bahama's aspirational lifestyle. Tommy Bahama's products can be found in our own retail stores, on our e-commerce site,

www.tommybahama.com, and in certain department stores and independent specialty stores throughout the United States. The target consumers of Tommy Bahama are affluent 35 and older men and women who embrace a relaxed and casual approach to daily living.

        A key component of our Tommy Bahama strategy is to operate our own retail stores and e-commerce website, which we believe permits us to develop and build brand awareness by presenting our products in a setting specifically designed to evoke the lifestyle on which they are based. The marketing of our Tommy Bahama brand also uses print, catalogs, correspondence with loyal customers, email and Internet advertising and tradeshow initiatives. We also provide point-of-sale materials and signage to our wholesale customers to enhance the presentation of our Tommy Bahama products at their retail locations. We employ cooperative advertising programs with certain Tommy Bahama wholesale customers.

  Design, Sourcing and Distribution

        We believe the quality and design of Tommy Bahama products are critical to the continued success of the Tommy Bahama brand. Tommy Bahama products are designed by product specific teams who focus on the target consumer. The design process includes feedback from buyers, consumers and sales agents, along with market trend research. Our Tommy Bahama apparel products generally incorporate fabrics made of cotton, silk, linen, nylon, leather, tencel or blends including one or more of these fiber types.

        We operate a buying office located in Hong Kong to manage the production and sourcing of substantially all of our Tommy Bahama products. Tommy Bahama products are generally acquired by us as package purchases of finished goods, which are manufactured to our specifications. We typically do not take title to the goods until they are shipped by the manufacturer to us. During fiscal 2010, we utilized approximately 150 suppliers, which are primarily located in China, to manufacture our Tommy Bahama products on an order-by-order basis. The largest ten suppliers of Tommy Bahama products provided approximately 60% of the products acquired during fiscal 2010.

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

  Direct to Consumer Operations

        The components of our Tommy Bahama direct to consumer strategy include retail store, restaurant and e-commerce operations and represented approximately 65% of Tommy Bahama's net sales in fiscal 2010. Retail store, restaurant and e-commerce net sales accounted for approximately 46%, 13% and 6%, respectively, of Tommy Bahama's net sales in fiscal 2010.

        Continued growth and development of our retail store operations is a critical part of our overall strategy for the Tommy Bahama brand. This strategy includes locating retail stores in upscale malls, lifestyle shopping centers and resort destinations. Generally, we seek malls and shopping areas with high-profile or luxury consumer brands. Our retail stores carry a wide range of merchandise, including apparel, home products and accessories, all presented in an island-inspired atmosphere designed to be comfortable and distinct.

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

        The table below details the number and average square feet of Tommy Bahama retail stores operated by us as of January 29, 2011.

	Restaurant-retail Locations	Full-Price Stores	Outlet Stores	Total
California	3	15	4	22
Florida	4	13	2	19
Hawaii	2	4	1	7
Texas	1	4	2	7
Nevada	1	3	1	5
Arizona	1	2	—	3
Virginia	—	2	1	3
Other	1	17	5	23

Total	13	60	16	89

Average square feet(1)	11,600	3,600	5,500

(1)
Average square feet for restaurant-retail locations include average retail space and restaurant space of 4,000 and 7,600 square feet, respectively.

        For Tommy Bahama's full-price retail stores and restaurant-retail locations operating for the full fiscal 2010 year, sales per square foot, excluding restaurant sales and restaurant space, were approximately $580 during fiscal 2010, compared to $520 for stores operating for the full fiscal 2009 year. We expect to open seven to ten retail locations in fiscal 2011, although the specific locations and timing have not been finalized yet. We currently anticipate maintaining this level of new store openings in future years as well. The operation of retail stores and restaurant-retail locations requires a greater amount of capital investment than wholesale operations. Based on our anticipated build out costs for Tommy Bahama retail stores, outlet stores and restaurant-retail locations, we estimate that we will spend approximately $1.6 million, $0.6 million and $5.0 million on average in connection with the build-out of a full-price retail store, outlet store and restaurant-retail location, respectively, although individual locations will differ from this depending on a variety of factors. Often, the landlord provides certain incentives to fund a portion of these capital expenditures.

        In addition to our retail stores, our direct-to-consumer approach includes the tommybahama.com website, which represented approximately 6% of Tommy Bahama's net sales during fiscal 2010. The website allows consumers to buy Tommy Bahama products directly from us via the Internet. This website has also enabled us to significantly increase our database of customer contacts which allows us to communicate directly and frequently with consenting consumers.

  Wholesale Operations

        To complement our direct-to-consumer operations and have access to a larger group of consumers, we continue to maintain our wholesale operations for Tommy Bahama. Wholesale sales for Tommy Bahama accounted for approximately 35% of Tommy Bahama's net sales in fiscal 2010. We believe that the integrity and continued success of the Tommy Bahama brand is dependent in part upon careful selection of the retailers through which Tommy Bahama products are sold. Part of our wholesale strategy is to control the distribution of our Tommy Bahama products in a manner intended to protect and grow the value of the brand. During fiscal 2010, substantially all of Tommy Bahama's sales were to customers within the United States, and approximately 10% of Tommy Bahama's net sales were to its largest customer, Nordstrom.

        We maintain Tommy Bahama apparel sales offices and showrooms in several locations, including New York and Seattle, to facilitate sales to our wholesale customers. Our Tommy Bahama wholesale operations utilize a sales force primarily consisting of independent commissioned sales representatives.

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

        Our agreements with Tommy Bahama licensees are for specific geographic areas and expire at various dates in the future, and in limited cases include contingent renewal options. Generally, the agreements require minimum royalty payments as well as royalty payments and, in some cases, advertising payments and/or obligations based on specified percentages of the licensee's net sales of the licensed products. Our license agreements generally provide us the right to approve all products, advertising and proposed channels of distribution.

        Third party license arrangements for our Tommy Bahama products include the following product categories:

Men's and women's watches	Ceiling fans	Indoor furniture
Men's and women's eyewear	Rugs	Outdoor furniture
Men's belts and socks	Wallcoverings	Bedding and bath linens
Men's and women's fragrances	Luggage	Table top accessories
Shampoo, soap and bath amenities	Sleepwear

        In addition to our licenses for the specific product categories listed above, we have also entered into certain international license agreements which allow those licensees to distribute certain Tommy Bahama branded products in Canada, the United Arab Emirates, Australia, New Zealand and South Africa. In addition to selling Tommy Bahama goods to wholesale accounts, the licensees have opened retail stores in their respective geographic regions. As of January 29, 2011, our licensees operated 13 retail stores in Canada, Australia and the United Arab Emirates.

  Lilly Pulitzer

        Lilly Pulitzer is a designer, marketer and distributor of upscale collections of women's and girl's dresses, sportswear and other products. Lilly Pulitzer was originally created in the late 1950's and is an affluent brand with a heritage and aesthetic based on the Palm Beach resort lifestyle. The brand is somewhat unique among women's brands in that it has demonstrated multi-generational appeal. The brand targets three distinct groups of women: young women recently graduated from college; young mothers and their daughters; and women who are not tied to the academic calendar. Lilly Pulitzer products can be found in our owned Lilly Pulitzer stores, in Lilly Pulitzer Signature Stores, as described below, and on our Lilly Pulitzer website, www.lillypulitzer.com, as well as in certain department stores and a variety of independent specialty stores. We also license the Lilly Pulitzer name for various product categories.

        We acquired the Lilly Pulitzer brand on December 21, 2010 and anticipate growth opportunities in the brand's retail, e-commerce, wholesale and licensing operations in the future. We believe that there is significant opportunity to expand the reach of the brand, while at the same time maintaining the exclusive distribution that Lilly Pulitzer has historically maintained. Net sales for Lilly Pulitzer for the 2010 calendar year, which is not directly comparable to our fiscal year, were approximately $72 million. Of the $72 million in net sales, approximately 55%, 35% and 10% of the net sales were through the wholesale, retail and e-commerce distribution channels, respectively. Only the portion of Lilly Pulitzer's net sales and operating results subsequent to the date of acquisition in fiscal 2010 are included in our consolidated financial statements.

        The Lilly Pulitzer brand is marketed through print, moving media, Internet marketing and tradeshow initiatives. Lilly Pulitzer provides point-of-sale materials and signage to wholesale customers to enhance the presentation of Lilly Pulitzer products at third party retail locations. Lilly Pulitzer also employs cooperative advertising programs with certain wholesale customers.

  Design, Sourcing and Distribution

        We believe product quality and design are critical to the continued success of the Lilly Pulitzer brand. Lilly Pulitzer's products are developed by our dedicated design teams located at the Lilly Pulitzer headquarters in King of Prussia, Pennsylvania. Our Lilly Pulitzer design teams focus on the target consumer, and the design process combines feedback from buyers, consumers and our sales force, along with market trend research. Lilly Pulitzer apparel products are designed to incorporate various fiber types, including cotton, silk, linen and other natural and man-made fibers or blends of two or more of these materials.

        Lilly Pulitzer utilizes a combination of in-house employees in our King of Prussia offices and a number of third party buying agents primarily based in Asia to manage the production and sourcing of the majority of the Lilly Pulitzer apparel products. Through its buying agents and direct sourcing, Lilly Pulitzer used approximately 30 suppliers located primarily in China, Hong Kong and Macau to manufacture the Lilly Pulitzer products on an order-by-order basis during the 2010 calendar year. The largest ten suppliers provided approximately 75% of the Lilly Pulitzer products acquired during the 2010 calendar year. Substantially all of the Lilly Pulitzer products are package purchases of finished goods, which are manufactured to our specifications. Lilly Pulitzer typically does not take title to the goods until the goods are shipped by the manufacturer.

        Lilly Pulitzer operates a distribution center in King of Prussia, Pennsylvania for the Lilly Pulitzer operations. Distribution center activities include receiving finished goods from suppliers, inspecting the products and shipping the products to wholesale customers and the Lilly Pulitzer retail stores. We seek to maintain sufficient levels of inventory to support pre-booked orders and anticipated sales volume.

  Wholesale Operations

        Part of our strategy is to maintain controlled distribution to protect and grow the Lilly Pulitzer brand. During the 2010 calendar year, which is not directly comparable to our fiscal year, approximately 55% of Lilly Pulitzer's net sales were sales to wholesale customers.

        During calendar year 2010, which is not directly comparable to our fiscal year, approximately 47% of Lilly Pulitzer's wholesale sales were to certain wholesale customers, which we refer to as Lilly Pulitzer Signature Stores. For these stores, we enter into agreements whereby we grant the other party the right to operate a store as a Lilly Pulitzer Signature Store within a specified geographic area, subject to certain conditions, including designating a portion of the store specifically for Lilly Pulitzer products, the purchase of reasonable quantities of Lilly Pulitzer products, and adhering to certain brand appropriate specifications. These agreements are generally for one- or two-year period, renewable at the option of Lilly Pulitzer. As of January 29, 2011, there were approximately 70 Lilly Pulitzer

Signature Stores. The remaining 53% of wholesale sales were to specialty stores and a limited number of select Belk, Dillard's, Bloomingdale's, Lord & Taylor and Saks Fifth Avenue stores. No single wholesale customer of Lilly Pulitzer accounted for more than 10% of Lilly Pulitzer's wholesale sales during calendar year 2010.

        We maintain Lilly Pulitzer apparel sales offices and showrooms in several locations, including King of Prussia, Pennsylvania and New York. Our wholesale operations for Lilly Pulitzer utilize a sales force consisting primarily of salaried sales employees.

  Direct to Consumer Operations

        The components of Lilly Pulitzer's direct to consumer strategy include retail store and e-commerce operations and represented approximately 45% of Lilly Pulitzer's net sales for the 2010 calendar year.

        A key element of our direct to consumer strategy is e-commerce. The ability to effectively communicate the Lilly Pulitzer brand message to targeted consumers through social media and other methods of digital marketing is a significant factor in the success of the Lilly Pulitzer brand. The Lilly Pulitzer e-commerce business is developing rapidly and we believe it is a key element of the Lilly Pulitzer business.

        Our direct to consumer strategy for the Lilly Pulitzer brand also includes locating retail stores in higher-end malls and brand-appropriate street locations. Each retail store carries a wide range of merchandise, including apparel, footwear and accessories, all presented in a manner intended to enhance the Lilly Pulitzer image. Our full-price Lilly Pulitzer retail stores allow the opportunity to present Lilly Pulitzer's full line of current season products, including licensees' products. We believe our Lilly Pulitzer retail stores provide high visibility for the brand and products and also enable us to stay close to the needs and preferences of consumers. We believe the presentation of these products in our Lilly Pulitzer retail stores helps build brand awareness and acceptance and thus enhances Lilly Pulitzer's business with our wholesale customers.

        The table below provides additional information regarding Lilly Pulitzer retail stores as of January 29, 2011.

	Number of Stores	Average Square Feet
Florida	5	3,300
New York	3	3,000
Pennsylvania	2	4,600
Texas	2	3,200
Other	4	3,600

Total	16	3,500

        Retail store sales per square foot for the 2010 calendar year were approximately $345 for the continuing Lilly Pulitzer stores open for the full 2010 calendar year. At this time, we do not have any plans to open any new Lilly Pulitzer stores during fiscal 2011, but we are relocating one store to a smaller location within the same mall during the first quarter of fiscal 2011. The operation of retail stores requires a greater amount of capital investment than wholesale operations. We anticipate that future stores will occupy a smaller footprint than the average of our existing stores.

  Licensing Operations

        We license the Lilly Pulitzer trademark to a variety of licensees in categories beyond Lilly Pulitzer's core product categories. We believe licensing is an attractive business opportunity for the Lilly Pulitzer brand. Once a brand is established, licensing requires modest additional investment for us but can yield high-margin income. It also affords the opportunity to enhance overall brand awareness and exposure. In evaluating a potential Lilly Pulitzer licensee, we typically consider the candidate's experience, financial stability, manufacturing performance and marketing ability. We also evaluate the marketability and compatibility of the proposed products with other Lilly Pulitzer brand products.

        Our agreements with Lilly Pulitzer licensees are for specific geographic areas and expire at various dates in the future. Generally, the agreements require minimum royalty payments as well as royalty and advertising payments based on specified percentages of the licensee's net sales of the licensed products. Our license agreements generally provide us the right to approve all products, advertising and proposed channels of distribution.

        Third party license arrangements for Lilly Pulitzer products include the following product categories:

Furniture	Stationery	Wedding gowns
Bedding and home fashions	Eyewear

  Ben Sherman

        Ben Sherman is a London-based designer, marketer and distributor of men's branded sportswear. Ben Sherman was established in 1963 as an edgy, "Mod"-inspired shirt brand and has evolved into a British lifestyle brand of apparel targeted at style conscious men ages 25 to 40 in multiple markets throughout the world. During fiscal 2010, approximately 53% and 29% of Ben Sherman's net sales occurred in the United Kingdom and United States, respectively, with the remaining 18% of net sales occurring primarily in Europe. Our Ben Sherman products can be found in certain department stores and a variety of independent specialty stores, as well as in our own Ben Sherman retail stores and on certain websites.

        Ben Sherman products are sold to our wholesale customers, as well as in our owned and licensed retail stores located in numerous countries throughout the world. In recent years, we have implemented certain initiatives to elevate our wholesale distribution to attain higher price points for our Ben Sherman men's products, design one Ben Sherman apparel collection consistent throughout the world, reduce our infrastructure and license certain of our non-core businesses to third parties to allow us to focus our resources on our core business—men's sportwear. We believe that these initiatives have been critical steps in improving the operating results of Ben Sherman. We anticipate that these initiatives will continue to offer continuing improvement in existing opportunities.

        We market the Ben Sherman brand through print, moving media, promotional programs, Internet marketing and tradeshow initiatives. We provide point-of-sale materials and signage to wholesale customers to enhance the presentation of our Ben Sherman products at third party retail locations. We also employ cooperative advertising programs with certain Ben Sherman wholesale customers.

        In addition to the Ben Sherman trademark, we also own the Nickelson trademark and sell Nickelson products in the United Kingdom. Nickelson is a British urban brand aimed at a target market of 18- to 30-year olds with a specific slant on the streetwear-influenced youth market. The Nickelson brand gives our customers a lower-priced alternative to our Ben Sherman brand in the United Kingdom. During fiscal 2010, approximately 5% of the net sales of Ben Sherman were sales of Nickelson products.

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

        We primarily utilize a large third party buying agent based in Hong Kong to manage the production and sourcing of the majority of our Ben Sherman apparel products in China and other countries in Asia. Through this buying agent and a sourcing office we operate in India, during fiscal 2010 we used approximately 125 suppliers primarily located in China, Thailand and India to manufacture our Ben Sherman products on an order-by-order basis. The largest ten suppliers provided approximately 55% of the Ben Sherman products acquired during fiscal 2010. Substantially all of our Ben Sherman products were package purchases of finished goods, which are manufactured to our specifications. We typically do not take title to the goods until they are shipped by the manufacturer to us.

        We use a third party distribution center in the United Kingdom for our Ben Sherman products sold in the United Kingdom and Europe. In the United States, distribution services are performed for Ben Sherman at our owned distribution center in Lyons, Georgia. Distribution center activities include receiving finished goods from suppliers, inspecting the products and shipping the products to wholesale customers and our Ben Sherman retail stores. We seek to maintain sufficient levels of inventory to support pre-booked orders and anticipated sales volume.

  Wholesale Operations

        Part of our strategy is to maintain controlled distribution to protect and grow the Ben Sherman brand. During fiscal 2010, approximately 70% of Ben Sherman's net sales were sales to wholesale customers and international distributors. During fiscal 2010, approximately 11% of Ben Sherman's net sales were to its largest customer, Debenhams, which operates retail stores in the United Kingdom, and approximately 28% of Ben Sherman's net sales were to its five largest wholesale customers. In the United States, Ben Sherman's products can be located in specialty stores as well as Macy's, Nordstrom, Lord & Taylor and other department stores.

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

        The table below provides additional information regarding Ben Sherman retail stores as of January 29, 2011.

	Number of Stores	Average Square Feet
United States Full-Price Stores	5	3,800
United Kingdom Full-Price Stores	4	2,600
Germany Full-Price Stores	2	2,100
United Kingdom Outlet Stores	4	1,600

Total	15	2,700

        During fiscal 2010, approximately 27% of Ben Sherman's net sales were from owned retail store operations. Retail sales per square foot were approximately $595 for our full-price Ben Sherman stores open throughout fiscal 2010 compared to $560 for the full-price Ben Sherman stores open throughout fiscal 2009. Although we have not agreed to any retail store openings for fiscal 2011 at this time, we continue to evaluate potential locations and may open retail stores in fiscal 2011 if we identify locations which meet our investment criteria. The operation of our retail stores requires a greater amount of capital investment than wholesale operations. Based on recent store openings, we have spent approximately $0.9 million of capital expenditures on average to build out a Ben Sherman full-price retail store. Often, the landlord provides certain incentives to fund a portion of these capital expenditures.

        Another component of our direct to consumer strategy is operating certain concession arrangements, whereby we operate Ben Sherman shops within department or other stores. The inventory at these locations is owned by us until sold to the consumer, at which time we recognize the full retail sales price. In these arrangements, we are responsible for the cost of the Ben Sherman employee responsible for the area and also pay a commission to the department store to cover occupancy and certain other costs associated with using the space. As of January 29, 2011, we operated 10 concession locations in the United Kingdom.

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

        Third party license arrangements for Ben Sherman products include the following product categories:

Footwear	Kid's apparel
Men's backpacks and travel bags	Men's tailored clothes and dress shirts
Men's and boys' watches and jewelry	Men's and boys' underwear, socks and sleepwear
Men's and women's eyewear	Men's gift products
Men's fragrances and toiletries	Men's and women's accessories, wallets and small leather goods
Men's neckwear and pocket squares	Men's hats, caps, scarves and gloves
Men's and boys' belts

        In addition to the license agreements for the specific product categories listed above, we have also entered into certain international license/distribution agreements which allow our partners the opportunity to distribute Ben Sherman products in certain geographic areas around the world, including Australia, Asia, South Africa, Europe and Canada. The majority of the products distributed by these partners are acquired from us or other product licensees and are typically identical to the products sold in the United Kingdom and United States. We believe there is potential for further penetration into these and other markets for the Ben Sherman brand. In most markets, our license/distribution partners are required to open retail stores in their respective geographic regions. As of January 29, 2011, our license/distribution partners operated 20 retail stores located in Australia, Asia, South Africa and Europe.

  Lanier Clothes

        Lanier Clothes designs and markets branded and private label men's suits, sportcoats, suit separates and dress slacks across a wide range of price points. Our Lanier Clothes branded products are sold under certain licensed trademarks including Kenneth Cole, Dockers and Geoffrey Beene. Additionally, we design and market products for our owned Billy London, and Arnold Brant brands. Billy London is a modern, British-inspired fashion brand geared towards the value-oriented consumer. Arnold Brant is an upscale tailored brand that is intended to blend modern elements of style with affordable luxury. In addition to the branded businesses, we design and source certain private label tailored clothing products. We believe that this private label business complements our branded tailored clothing businesses. Significant private label brands for which we produce tailored clothing include Stafford, Lands' End, Alfani, Structure, and Kenneth Roberts. Sales of branded products represented approximately 64% and 50% of Lanier Clothes' net sales during fiscal 2010 and fiscal 2009, respectively.

        Our Lanier Clothes products are sold to national chains, department stores, specialty stores, specialty catalog retailers and discount retailers throughout the United States. In Lanier Clothes, we have long-standing relationships with some of the United States' largest retailers, including JCPenney, Macy's, Sears, Men's Wearhouse and Kohl's, representing approximately 22%, 14%, 11%, 10% and 10%, respectively, of Lanier Clothes' net sales during fiscal 2010. Sales to Lanier Clothes' 10 largest customers represented more than 85% of Lanier Clothes' net sales in fiscal 2010.

        We market our branded tailored clothing products on a brand-by-brand basis, targeting distinct consumer demographics and lifestyles. Our advertising programs are an integral part of the branded product offerings. For certain tailored clothing products, we employ cooperative advertising programs.

  Design, Manufacturing, Sourcing and Distribution

        We believe that superior customer service and supply chain management, as well as the design of quality products, are all integral components of our strategy in the branded and private label tailored clothing market. Our Lanier Clothes' design teams, which are located in New York, focus on the target consumer for each brand. The design process combines feedback from buyers and sales agents along with market trend research.

        During fiscal 2010, Lanier Clothes acquired the majority of its products on a package purchase of finished goods basis from third party producers outside of the United States, primarily in China. As the ability and willingness of third party manufacturers to finance raw materials continues to increase, we anticipate that Lanier Clothes will continue to increase the percentage of goods acquired as package purchases of finished goods rather than CMT purchases. CMT purchases are purchases whereby we supply the fabric and purchase cut, sew and finish labor (or "cut, make, trim") from our third party producers. For CMT purchases, we procure and retain ownership of the fabric which we purchased throughout the manufacturing and finishing process. Lanier Clothes manages production in Asia and Latin America through a combination of efforts from our Lanier Clothes offices in Atlanta, Georgia and third party buying agents. Lanier Clothes purchased goods from approximately 125 suppliers in fiscal 2010. The ten largest suppliers of Lanier Clothes provided more than 85% of the products Lanier Clothes acquired from third parties during fiscal 2010. In addition to purchasing products from third parties, Lanier Clothes also operates a manufacturing facility, located in Merida, Mexico, which produced approximately 17% of our Lanier Clothes products during fiscal 2010.

        Our various Lanier Clothes products are manufactured from a variety of fibers, including wool, silk, linen, cotton and other natural fibers, as well as synthetics and blends of these materials. The majority of the materials used in Lanier Clothes' manufacturing operations are purchased in the form of woven finished fabrics directly from various offshore fabric mills.

        For Lanier Clothes, we utilize a distribution center located in Toccoa, Georgia, where we receive goods from our suppliers, inspect those products and ship the goods to our customers. We seek to maintain sufficient levels of inventory to support programs for pre-booked orders and to meet increased customer demand for at-once ordering. For certain standard tailored clothing product styles, we maintain in-stock replenishment programs, providing shipment to customers within just a few days of receiving the order. These types of programs generally require higher inventory levels. Disposal of excess prior- season inventory is an ongoing part of our business.

        We maintain apparel sales offices and showrooms for our Lanier Clothes products in several locations, including New York, Dallas and Atlanta. We employ a sales force for Lanier Clothes primarily consisting of salaried employees.

  Corporate and Other

        Corporate and Other is a reconciling category for reporting purposes and includes our corporate offices, substantially all financing activities, LIFO inventory accounting adjustments and other costs that are not allocated to our operating groups. Corporate and Other also includes the operating results of our Oxford Golf business and our Lyons, Georgia distribution center, both of which were previously reported as part of our former Oxford Apparel operating group, prior to the disposal of substantially all of the operations and assets of Oxford Apparel on January 3, 2011.

        The Oxford Golf brand is designed to appeal to a sophisticated golf apparel consumer with a preference for high quality and classic styling. Our Oxford Golf products are designed by a team located in New York and are primarily acquired on a package purchase, finished goods basis from third party producers outside of the United States. Oxford Golf seeks to maintain sufficient levels of inventory to support programs for pre-booked orders and at-once ordering. Oxford Golf maintains an apparel sales office in New York, while employing a sales force consisting primarily of commissioned sales agents.

        Our Lyons, Georgia distribution center receives finished goods from suppliers, inspects those products and ships the products to customers for our U.S. Ben Sherman operations and our Oxford Golf business.

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

COMPETITION

        We sell our products in highly competitive domestic and international markets in which numerous United States-based and foreign apparel firms compete. No single apparel firm or small group of apparel firms dominates the apparel industry and our direct competitors vary by operating group and distribution channel. We believe that the principal competitive factors in the apparel industry are design, brand image, consumer preference, price, quality, marketing and customer service. We believe our ability to compete successfully in styling and marketing is related to our ability to foresee changes and trends in fashion and consumer preference, and to present appealing products for consumers. In some instances, particularly with respect to our private label businesses, a retailer that is our customer may compete directly with us by sourcing its products directly. Important factors relating to risks associated with competitive factors in our industry include, but are not limited to, those described in Part I, Item 1A. Risk Factors.

SEASONAL ASPECTS OF BUSINESS AND ORDER BACKLOG

        Although our various product lines are sold on a year-round basis, the demand for specific products or styles may be seasonal. For example, the demand for Tommy Bahama and Lilly Pulitzer products in our principal markets is generally higher in the spring season and lower in the fall season. Typically, our wholesale products are sold prior to each of the retail selling seasons, including spring, summer, fall and holiday. As the timing of product shipments and other events affecting the retail business may vary, we do not believe that results for any particular quarter are necessarily indicative of results for the full fiscal year. In addition, we do not believe that the fiscal 2010 distribution of net sales and operating income is necessarily indicative of the expected distribution in future years as the information below does not reflect a full year's operations of Lilly Pulitzer and individual quarters may be impacted by certain unusual or non-recurring items, economic conditions or other factors. The following table presents the percentage of net sales and operating income by quarter (unaudited) for fiscal 2010:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	27%	24%	23%	26%
Operating income	37%	27%	16%	20%

Order Backlog

        As of January 29, 2011 and January 30, 2010, we had booked orders for our continuing operations totaling $165.1 million and $129.4 million, respectively, substantially all of which we expect will be or were shipped within six months after each such date. Once we receive a specific purchase order, the dollar value of such order is included in our booked orders. A portion of our business consists of at-once EDI "Quick Response" programs with large retailers. Replenishment shipments under these programs generally have such an abbreviated order life that they are excluded from the order backlog completely. We do not believe that this backlog information is necessarily indicative of sales to be expected for future periods as the timing of customer orders, and therefore the order backlog can be impacted by a variety of factors.

IMPORT RESTRICTIONS AND OTHER GOVERNMENT REGULATIONS

        We are exposed to certain risks as a result of our international operations. Almost all of our merchandise is manufactured by foreign suppliers. During fiscal 2010, we sourced approximately 75% of our products acquired as part of our continuing operations from China. We do not currently expect this concentration of sourcing from China to be materially impacted in the future solely as a result of Lilly Pulitzer's operations. Our imported products are subject to customs, trade and other laws and regulations governing their entry into the United States and other countries where we sell our products. From time to time and in the ordinary course of business, we become subject to claims by the United States Customs Service and similar government authorities in other countries for duties and related fees.

        Substantially all of the merchandise we acquire is subject to duties which are assessed on the value of the imported product. Duty rates vary depending on the type of garment and its fiber content. During fiscal 2010, cotton products represented approximately one-half of our total imported products and were subject to an average duty rate of approximately 17%, while silk and linen products represented approximately 20% of our total imported products and were subject to an average duty rate of approximately 2%. Duty rates are subject to change in future periods.

        Quotas on apparel and textiles among the World Trade Organization's member nations were eliminated effective January 1, 2008 and resulted in the continued shift of sourcing and manufacturing from the Western hemisphere to Asia. Although China's accession agreement for membership in the WTO resulted in the elimination of quotas on Chinese-made textile and apparel products into WTO countries, the United States and European countries are still allowed in certain circumstances to unilaterally impose "anti-dumping" duties in response to a particular product being imported (from China or other countries) in such increased quantities as to cause, or threaten to cause, serious damage to the comparable domestic industry. In addition, "countervailing" duties are other duties which can be imposed by the United States in cases where it finds that subsidies are being provided by a foreign government to its manufacturers and where this subsidized merchandise causes or threatens to cause damage to the comparable domestic U.S. industry. Additionally, there have been some recent legislative proposals which, if adopted, would treat manipulation by China of the value of its currency as actionable under the anti-dumping or countervailing duty laws. The imposition of anti-dumping or countervailing duty on products that we import would increase the cost of those products to us and we may not be able to pass on any such cost increases to our customers.

        In January 2010, the United States Customs Service began enforcement of a regulation requiring importer security filings. The regulation requires us to submit additional cargo details before the cargo is loaded onto an ocean vessel bound for the United States. We could become subject to penalties and/or delays in obtaining our products from the United States Customs Service if we fail to comply with these existing or future regulations. Similar customs import regulations went into effect on January 1, 2011 in the European Union, where a significant majority of Ben Sherman's net sales are generated.

        In addition, apparel and other products sold by us are subject to increasingly stringent and complex product performance and safety standards, laws and other regulations, including the Consumer Product Safety Improvement Act of 2008, California Proposition 65 and those adopted by the Federal Trade Commission. These regulations relate principally to product labeling, licensing requirements and certification of product safety. We believe that we are in compliance with those regulations. Our licensed products and licensing partners are also subject to regulation. Our agreements require our licensing partners to operate in compliance with all laws and regulations, and we are not aware of any violations which could reasonably be expected to have a material effect on our business or results of operations.

        Although we have not been materially inhibited from doing business in desired markets in the past, we cannot assure that significant impediments will not arise in the future as we expand product offerings and brands and enter into new markets. Our management regularly monitors proposed regulatory changes and the existing regulatory environment, including any impact on our operations or on our ability to import products from China and other countries.

        Important factors relating to risks associated with government regulations include, but are not limited to, those described in Part I, Item 1A. Risk Factors.

EMPLOYEES

        As of January 29, 2011, we employed approximately 4,000 persons, of whom approximately 75% were employed in the United States. Approximately 55% of our employees were retail store and restaurant employees. We believe our employee relations are good.

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

Item 1A.    Risk Factors

        Our business faces many risks, many of which are outside of our control. The following factors, as well as factors described elsewhere in this report or in our other filings with the SEC that could materially affect our business, financial condition or operating results, should be carefully considered. The risks and uncertainties described below are not the only risks we face. Additional risks and uncertainties not presently known to us or that we currently consider immaterial may also impact our business operations or financial results. If any of the following risks actually occur, our business, financial condition or operating results may be adversely affected.

Our business is and will continue to be heavily influenced by economic trends and general economic conditions, which may be exacerbated by global political or economic uncertainty resulting from recent events, and a deterioration or worsening of consumer confidence or consumer purchases of discretionary products may adversely affect our business, financial condition and results of operations.

        The apparel industry is cyclical and dependent upon the overall level of discretionary consumer spending, which changes as regional, domestic and international economic conditions change. Often, the apparel industry experiences longer periods of recession and greater declines than the general economy. Overall economic conditions that affect discretionary consumer spending include, but are not limited to, employment levels, recessions, energy costs, interest rates, tax rates, personal debt levels, housing prices and stock market volatility. Uncertainty about the future may also impact the level of consumer confidence or discretionary consumer spending or result in shifts in consumer spending to products other than apparel. Any deterioration in general economic or political conditions, acts of war or terrorism or other factors that create uncertainty or alter the discretionary consumer habits in our key markets, particularly the United States and the United Kingdom, could reduce our sales, increase our costs of goods sold or require us to significantly modify our current business practices and, consequently, adversely affect our business, financial condition and results of operations. These and other events that impact our operating results could also result in adverse consequences to our business, such as our inability to comply with financial covenants under our debt instruments.

        The economies of the United States, United Kingdom and other parts of the world weakened as a result of the global economic crisis which commenced in 2008 and continued through 2009. We saw intermittent signs of stabilization in economic conditions in the United States and globally during fiscal 2010, but there are no assurances that the global economy will continue to recover. Those recessionary conditions have adversely impacted retail sales of apparel and other consumer products, and have impacted our business. In addition, concerns regarding acts of terrorism, the wars in Iraq and Afghanistan, political unrest throughout the Middle East and the March 2011 earthquake in Japan, among other events, have created significant global economic and political uncertainties that may affect consumer demand for our products in the United States and other parts of the world, as well as result in disruptions to sourcing of our products from Asian markets. These or similar factors could consequently reduce our sales and/or increase our costs of goods sold.

        Additionally, significant changes in the operations or liquidity for any of the parties with which we conduct our business, including suppliers, customers, trademark licensees and lenders, among others, now or in the future, or in the access to capital markets for us or any such parties, could result in lower demand for our products, lower sales, higher costs or other disruptions in our business.

Our success depends on the reputation and value of our owned and licensed brand names, including, in particular, Tommy Bahama, Lilly Pulitzer and Ben Sherman, and actions by us, our wholesale customers, licensees or others who have interests in our brands could diminish the reputation or value of our brands and adversely affect our business operations.

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

        In addition, we license certain of our brands, such as Tommy Bahama, Lilly Pulitzer and Ben Sherman, to third party licensees. While we take significant steps to ensure the reputation of our brands is maintained through our license agreements, there can be no guarantee our brands will not be negatively impacted through our association with products outside of our core apparel products or due to the actions of a licensee. The improper or detrimental actions of a licensee could significantly impact the perception of our brands.

The apparel industry is subject to rapidly evolving fashion trends, and we must continuously offer innovative and market appropriate products to maintain and grow our existing businesses. Failure to offer innovative and market appropriate products may adversely affect our sales and lead to excess inventory, markdowns and/or dilution of our brands.

        We believe that the principal competitive factors in the apparel industry are design, brand image, consumer preference, price, quality, marketing and customer service. Although certain of our products carry over from season to season, the apparel industry in general is subject to rapidly changing fashion trends and shifting consumer demands. In particular, we believe that our lifestyle branded Tommy Bahama, Lilly Pulitzer and Ben Sherman products may be more susceptible to changing fashion trends and consumer preferences than apparel products generally. Accordingly, we must anticipate, identify and capitalize upon emerging fashion trends. We believe that our success depends on our ability to continuously develop, source, market and deliver a wide variety of innovative, fashionable and desirable brands and products. These products must be offered at appropriate price points in their respective distribution channels. Sales growth from our brands will depend largely upon our ability to continue to maintain and enhance the distinctive brand identities.

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

Our business is subject to legal, regulatory, political and economic risks, including risks relating to the importation of our products, and our products may become less competitive as a result of adverse changes affecting our operations.

        As we source substantially all of our products from foreign countries, including approximately 75% of our product purchases from China during fiscal 2010, we are exposed to risks associated with changes in the laws and regulations governing the importing and exporting of apparel products into and from the countries in which we operate.

        Some of the risks associated with importing our products from foreign countries include quotas imposed by countries in which our products are manufactured or countries into which our products are imported, which limit the amount and type of goods that may be imported annually from or into these countries; changes in social, political, labor and economic conditions or terrorist acts that could result in the disruption of trade from the countries in which our manufacturers are located; the imposition of additional or new duties, tariffs, taxes or other charges and shifts in sourcing patterns as a result of such charges; significant fluctuations in the cost of raw materials; significant delays in the delivery of our products, due to security considerations; rapid fluctuations in sourcing costs, including costs for raw materials and labor; the imposition of antidumping or countervailing duties; fluctuations in the value of the dollar against foreign currencies; and restrictions on the transfer of funds to or from foreign countries. The imposition of a quota arrangement between the United States and China on our products, or the elimination of duty-free treatment or our inability to qualify for such benefits, would adversely impact our business by increasing our cost of goods sold.

        In addition, our products are subject to increasingly stringent and complex product performance and safety standards, laws and other regulations, such as the Consumer Product Safety Improvement Act of 2008 and California Proposition 65, particularly given the concentration of our retail stores in the State of California. Failure to comply with such regulations could result in a delay, non-delivery or mandated destruction of inventory shipments during key seasons, financial penalties and/or harm to our reputation and business relationships, and compliance with existing and future regulations could increase our cost of goods sold.

        Our, or any of our suppliers', failure to comply with customs or similar laws or any other applicable regulations could restrict our ability to import products or lead to fines, penalties or adverse publicity, and future regulatory actions or trade agreements may provide our competitors with a material advantage over us or materially increase our costs.

Significant fluctuations and volatility in the price of raw materials and freight may materially increase our costs, some or all of which we may be unable to pass on to our customers.

        Most of the products we purchase from third-party producers are package purchases, and we and our third-party suppliers rely on the availability of raw materials at reasonable prices. The principal fabrics used in our business are cotton, linens, wools, silk, other natural fibers, synthetics and blends of these materials. The prices paid for these fabrics depend on the market price for raw materials used to produce them. We have seen a sustained increase in the costs of raw materials, particularly cotton, as a result of rising demand from the economic recovery, weather-related supply disruptions, significant declines in U.S. inventory and a sharp rise in the futures market for cotton, which has been compounded by increased costs of transportation of our products as a result of sustained increases in oil prices. In addition, the cost of the materials that are used in our manufacturing process, such as oil-related commodity prices and other raw materials, such as dyes and chemicals, and other costs, can fluctuate. We historically have not entered into any futures contracts to hedge commodity prices. Any significant increase in the price of raw materials or freight may materially increase our costs, some or all of which we may be unable to pass on to our customers.

We are dependent upon the ability of our third-party producers, substantially all of whom are located in foreign countries, to meet our requirements; any failures by these producers to meet our requirements, or the unavailability of suitable producers at reasonable prices may negatively impact our ability to deliver quality products to our customers on a timely basis or result in higher costs or reduced net sales.

        We source substantially all of our products from non-exclusive, third-party producers located in foreign countries. Although we place a high value on long-term relationships with our suppliers, generally we do not have long-term contracts but, instead, conduct business on an order-by-order basis. Therefore, we compete with other companies for the production capacity of independent manufacturers. We regularly depend upon the ability of third-party producers to secure a sufficient supply of raw materials, adequately finance the production of goods ordered and maintain sufficient manufacturing and shipping capacity. Although we monitor production in third- party manufacturing locations, we cannot be certain that we will not experience operational difficulties with our manufacturers, such as the reduction of availability of production capacity, errors in complying with product specifications, insufficient quality control, failures to meet production deadlines or increases in manufacturing costs. Such difficulties may negatively impact our ability to deliver quality products to our customers on a timely basis, which may, in turn, have a negative impact on our customer relationships and result in lower net sales.

        We also require third-party producers to meet certain standards in terms of working conditions, environmental protection and other matters before placing business with them. As a result of costs relating to compliance with these standards, we may pay higher prices than some of our competitors for products. In addition, failure by us or our independent manufacturers to adhere to labor or other laws or business practices accepted as ethical, and the potential litigation, negative publicity and political pressure relating to any of these events, could disrupt our operations or harm our reputation.

The apparel industry is highly competitive, and we face significant competitive threats to our business from various third parties that could reduce our sales, increase our costs, reduce price points for our products, and/or decrease margins.

        The highly competitive apparel industry includes numerous domestic and foreign apparel designers, manufacturers, distributors, importers, licensors and retailers, some of which may also be our customers and some of whom are significantly larger and have significantly greater financial resources than we do. The level and nature of our competition varies, and the number of our direct competitors and the intensity of competition may increase as we expand into other markets or product lines or as other companies expand into our markets or product lines. Some of our competitors may be able to adapt to changes in consumer demand more quickly, to devote greater resources to establishing brand recognition or to adopt more aggressive pricing policies than we can. Additionally, certain of our competitors offer apparel for sale at significant discounts, particularly in response to weak economic conditions, which results in more pressure to reduce prices or the risk that our products may not be as desirable as lower priced products. These competitive factors within the apparel industry may result in reduced sales, increased costs, lower prices for our products and/or decreased margins.

Our concentration of retail stores and wholesale customers for certain of our products exposes us to certain regional risks.

        Our retail locations are heavily concentrated in certain geographic areas in the United States, including Florida and California for our Tommy Bahama retail stores, Florida for our Lilly Pulitzer retail stores and the United Kingdom for our Ben Sherman retail stores. As of January 29, 2011, 41 out of our 89 Tommy Bahama retail stores were located in these two U.S. states, five out of our 16 Lilly Pulitzer retail stores were located in Florida and more than half of our owned Ben Sherman retail stores, including outlets, were located in the United Kingdom. Additionally, a significant portion of our wholesale sales for Tommy Bahama and Ben Sherman products are concentrated in the same geographic areas as our own retail store locations for these brands. Due to this concentration, we have heightened exposure to factors that impact these regions, including general economic conditions, weather patterns, natural disasters, changing demographics and other factors.

We depend on a group of key customers for a significant portion of our wholesale sales. A significant adverse change in a customer relationship or in a customer's financial position could negatively impact our net sales and profitability.

        We generate a significant percentage of our wholesale sales from a few major customers. During fiscal 2010, sales to our five largest customers accounted for approximately 46% of our consolidated wholesale sales and sales to our largest wholesale customer represented approximately 16% of our consolidated wholesale sales. A decrease in the number of stores that carry our products, restructuring of our customers' operations, more centralized purchasing decisions, direct sourcing and greater leverage by customers, as a result of further consolidation in the retail industry or otherwise could result in lower prices, realignment of customer affiliations or other factors which could negatively impact our net sales and profitability.

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

        We also extend credit to several of our key customers without requiring collateral, which results in a large amount of receivables from just a few customers. During the past several years, companies in the apparel industry, including some of our customers, have had financial difficulties and have experienced tightened credit markets and declining sales and profitability on a comparable store basis. If one or more of our key customers experiences significant problems in the future, including as a result of general weakness in the apparel industry, our sales may be reduced, and the risk associated with extending credit to these customers may increase. A significant adverse change in a customer's financial position could cause us to limit or discontinue business with that customer, require us to assume greater credit risk relating to that customer's receivables or limit our ability to collect amounts related to previous shipments to that customer. These or other events related to our significant customers could adversely affect our net sales and profitability.

The acquisition of new businesses, such as our recent acquisition of the Lilly Pulitzer brand and operations, has certain inherent risks, including, for example, strains on our management team, unexpected acquisition costs, and, in some instances, contingent payments.

        One component of our business strategy is the acquisition of new businesses or product lines as and when appropriate investment opportunities are available. Consistent with this strategy, in December 2010, we acquired the Lilly Pulitzer brand and operations.

        In connection with our acquisition of the Lilly Pulitzer brand and operations, or in any future acquisitions, we may become responsible for unexpected liabilities that we failed or were unable to discover in the course of performing due diligence. Although we have required the selling shareholders of Sugartown to indemnify us against undisclosed liabilities, we cannot assure you that the indemnification, even if obtained, will be enforceable, collectible or sufficient in amount, scope or duration to fully offset the possible liabilities associated with the business or assets acquired. Any of these liabilities, individually or in the aggregate, could have a material adverse effect on our business, financial condition and results of operations.

        In addition, integrating acquired businesses is a complex, time-consuming and expensive process. The integration process for newly acquired businesses, including the Lilly Pulitzer brand and operations, could create for us a number of challenges and adverse consequences associated with the integration of product lines, employees, sales teams and outsourced manufacturers; employee turnover, including key management and creative personnel of the acquired and existing businesses; disruption in product cycles for newly acquired product lines; maintenance of acceptable standards, controls, procedures and policies; and the impairment of relationships with customers of the acquired and existing businesses. Further, we may not be able to manage the combined operations and assets effectively or realize the anticipated benefits of the acquisition.

        In connection with our acquisition of the Lilly Pulitzer brand and operations, we entered into a contingent consideration agreement with the selling shareholders that may require us to pay up to $20 million in performance-based contingent payments to those shareholders over the next four years. Although we will only be required to make these payments if the acquired business is successful, the contingent payments are payable based on that business achieving earnings targets. If the acquired Sugartown business is successful but the rest of our business is not successful, we may have difficulty making the contingent payments. The principal shareholders of Sugartown from whom we acquired the business are key members of management of our Lilly Pulitzer Group. It is possible that their interests with respect to the contingent payments will differ from our interests or those of our shareholders.

Our operations are reliant on information technology, and any interruption or other failure in our information technology systems, including disruptions at any of our principal distribution facilities, may impair our ability to compete effectively in the apparel industry, including our ability to provide services to our customers and meet the needs of management.

        The efficient operation of our business is dependent on information technology. Information systems are used in all stages of our operations from design to distribution and as a method of communication with our customers and suppliers. Additionally, certain of our operating groups utilize e-commerce websites to sell goods directly to consumers. Our management also relies on information systems to provide relevant and accurate information in order to allocate resources and forecast and report our operating results. Service interruptions may occur as a result of a number of factors, including computer viruses, hacking or other unlawful activities by third parties, disasters, or failures to properly install, upgrade, integrate, protect, repair or maintain our systems and e-commerce websites. Any material disruption in our information technology systems, or any failure to timely, efficiently and effectively integrate new systems, could have an adverse affect on our business or results of operations.

        In addition, our ability to meet customer expectations, manage inventory and achieve objectives for operating efficiencies depends on the proper operation of our primary distribution facilities, some of which are owned and others of which are operated by third parties. Finished garments from our contractors are inspected and stored at these distribution facilities. If any of these distribution facilities were to shut down or otherwise become inoperable or inaccessible for any reason, or if the goods in the distribution center were otherwise unavailable for shipment, as a result of a technology failure or otherwise, we could experience a reduction in sales, a substantial loss of inventory or higher costs and longer lead times associated with the distribution of our products during the time it takes to reopen or replace the facility or to restore the technological capabilities of the facility. This could negatively affect our operating results and our customer relationships.

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

        We schedule production from third party manufacturers based on our expectations for the demand for our products. However, various factors could result in variances from our forecasts. As a result, we may be unable to sell the products we have ordered in advance from manufacturers or that we have in our inventory, which may result in inventory markdowns or the sale of excess inventory at discounted prices. These events could significantly harm our operating results and impair the image of our brands.

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

        An integral part of our strategy has been to develop and operate retail stores and restaurants for certain of our lifestyle brands. Net sales from retail stores and restaurants were approximately 43% of our consolidated net sales during fiscal 2010.

        Successful operation of our retail stores and restaurants depends, in part, on the overall ability of the retail location to attract a consumer base sufficient to make store sales volume profitable. If we are unable to identify new locations with consumer traffic sufficient to support a profitable sales level, retail growth may consequently be limited. Further, if existing retail stores and restaurants do not maintain a sufficient customer base that provides a reasonable sales volume, it could have a negative impact on our sales, gross margin, and results of operations. From time to time, we seek to downsize or close some of our retail store or restaurant operations, which may require a modification or termination of an existing lease; such actions may require payment of exit fees and/or result in fixed asset impairment charges, the amounts of which could be material.

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

        We operate retail stores and restaurants in numerous jurisdictions. Our retail and restaurant operations are subject to comprehensive state and local laws and regulations on a wide range of employment, safety and other matters. The complexity of these laws and regulations to which we are subject, which may vary widely by jurisdiction, makes it difficult for us to ensure that we are currently, or will be in the future, compliant with all laws and regulations. We may be required to make significant expenditures or modify our business practices to comply with existing or future laws or regulations, and unfavorable resolution to litigation or a violation of applicable laws and regulations may increase our costs and materially limit our ability to operate our business.

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

        We believe that our registered and common law trademarks and other intellectual property, as well as other contractual arrangements, including licenses and other proprietary intellectual property rights, have significant value and are important to our continued success and our competitive position due to their recognition by retailers and consumers. Approximately 85% of our net sales in fiscal 2010 were attributable to branded products for which we own the trademark. Therefore, our success depends to a significant degree upon our ability to protect and preserve our intellectual property. We rely on laws in the United States and other countries to protect our proprietary rights. However, we may not be able to sufficiently prevent third parties from using our intellectual property without our authorization, particularly in those countries where the laws do not protect our proprietary rights as fully as in the United States. The use of our intellectual property or similar intellectual property by others could reduce or eliminate any competitive advantage we have developed, causing us to lose sales or otherwise harm the reputation of our brands.

        Additionally, there can be no assurance that the actions that we have taken will be adequate to prevent others from seeking to block sales of our products as violations of proprietary rights. Although we have not been materially inhibited from selling products in connection with trademark disputes, as we extend our brands into new product categories and new product lines and expand the geographic scope of our marketing, including internationally, we could become subject to litigation based on allegations of the infringement of intellectual property rights of third parties. In the event a claim of infringement against us is successful, we may be required to pay damages, royalties or license fees to continue to use intellectual property rights that we had been using, or we may be unable to obtain necessary licenses from third parties at a reasonable cost or within a reasonable time. Litigation and other legal action of this type, regardless of whether it is successful, could result in substantial costs to us and diversion of our management and other resources.

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

        Our senior management has substantial experience and expertise in the apparel and related industries. Our success depends upon disciplined execution at all levels of our organization, including the members of our senior management. Competition for qualified personnel in the apparel industry is intense, and we compete to attract and retain these individuals with other companies which may have greater financial resources. In addition, we will need to plan for the succession of our senior management and successfully integrate new members of management within our organization. This may include situations in which individuals join our company as a result of acquisitions that we make, such as the recent employment of the principals of the Lilly Pulitzer brand and operations to lead our Lilly Pulitzer Group, and may be more familiar with certain of the operational aspects of acquired businesses than other members of our management. The unexpected loss of any of our senior management, or the unsuccessful integration of new leadership, could negatively affect our operations, business relationships and ability to execute our strategies.

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

        We received U.S. dollars for approximately 90% of our product sales during fiscal 2010. The sales denominated in foreign currencies primarily relate to Ben Sherman sales in the United Kingdom and Europe. An increase in the value of the U.S. dollar compared to these other currencies in which we have sales could result in lower levels of sales and earnings in our consolidated statements of operations, although the sales in foreign currencies could be equal to or greater than amounts in prior periods. In addition, to the extent that the stronger U.S. dollar increases costs, and the products are sold in another currency, but the additional cost cannot be passed on to our customers, our gross margins will be negatively impacted. We generally do not engage in hedging activities with respect to our exposure to foreign currency risk except that, on occasion, we do purchase foreign currency forward exchange contracts for our goods purchased on U.S. dollar terms that are expected to be sold in the United Kingdom and Europe.

We hold licenses for the use of other parties' brand names, and we cannot guarantee our continued use of such brand names or the quality or salability of such brand names.

        We have entered into license and design agreements to use certain trademarks and trade names, such as Kenneth Cole, Dockers and Geoffrey Beene, to market our products. Approximately 8% of our net sales during fiscal 2010 related to the products for which we license the use of the trademark for specific product categories. These license and design agreements will expire at various dates in the future. We cannot guarantee that we will be able to renew these licenses on acceptable terms upon expiration or that we will be able to acquire new licenses to use other popular trademarks. The termination or expiration of a license agreement will cause us to lose the sales and any associated profits generated pursuant to such license and in certain cases could result in an impairment charge for related intangible assets.

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

        Our levels of debt vary as a result of the seasonality of our business, investments in acquisitions and working capital and divestitures. As of January 29, 2011, we had $150 million aggregate principal amount outstanding of our 11 3/8% Senior Secured Notes and no borrowings outstanding under our U.S. Revolving Credit Agreement or our U.K. Revolving Credit Agreement. Our debt levels may increase in the future under our existing facilities or potentially under new facilities, or the terms or forms of our financing arrangements in the future may change. There are no assurances that in the future we will be able to refinance our debt obligations on terms that are satisfactory to us.

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

        In addition, we have interest rate risk on indebtedness under our U.S. Revolving Credit Agreement and U.K. Revolving Credit Agreement. We generally do not engage in hedging activities with respect to our interest rate risk, and an increase in interest rates may require us to pay a greater amount of our funds from operations towards interest, even if the amount of borrowings outstanding remains the same. As a result, we may have to revise or delay our business plans, reduce or delay capital expenditures or otherwise adjust our plans for operations.

We may be unable to successfully execute a key component of our business strategy, which is to grow our business through organic growth and/or, if and when appropriate, acquisitions of lifestyle brands that fit within our business model, and any failure to successfully execute this aspect of our business strategy may have a material adverse effect on our business, financial condition, liquidity and results of operations.

        One key component of our business strategy is to grow our business through organic growth and/or, if and when appropriate, acquisitions of lifestyle brands that fit within our business model, such as our acquisition of the Lilly Pulitzer brand and operations in December 2010. Organic growth may be achieved by, among other things, increasing our market share in existing markets, including to existing wholesale customers; selling our products in new markets, including international markets; increasing sales in our direct-to-consumer channels; and increasing the product offerings within our various operating groups. Successful growth of our business through organic growth and/or acquisitions is subject to, among other things, the ability of our management to implement plans for expanding our existing businesses and our ability to find suitable acquisition candidates at reasonable prices in the future. We may not be successful in this regard, and our inability to grow our business may have a material adverse effect on our business, financial condition, liquidity and results of operations.

Divestitures of certain businesses or discontinuations of certain product lines may require us to find alternative uses for our resources.

        As we did in fiscal 2010 with the sale of substantially all of the operations and assets of our former Oxford Apparel Group and as we did during fiscal 2008 and fiscal 2009 with the restructuring of our operations at Ben Sherman, Lanier Clothes and our former Oxford Apparel Group, we may determine that it is appropriate to divest or discontinue certain operations. Divestitures of certain businesses that do not align with our strategy or the discontinuation of certain product lines which may not provide the returns that we expect or desire may result in underutilization of our resources in the event that the operations are not replaced with new lines of business either internally or through acquisition. There can be no guarantee that if we divest certain businesses or discontinue certain product lines that we will be able to replace the sales and profits related to these businesses or appropriately utilize our remaining resources, which may result in a decline in our operating results and/or result in an inappropriate capitalization of our organization.

Our operations are influenced by weather patterns and natural or man-made disasters.

        Like other companies in the apparel industry, our sales volume and operations may be adversely affected by unseasonable weather conditions or natural or man-made disasters, which may cause consumers to alter their purchasing habits or result in a disruption to our operations. Because of the seasonality of our business, the concentration of a significant proportion of our customers in certain geographic regions, the concentration of our sourcing operations and the concentration of our distribution operations, the occurrence of such events could disproportionately impact our business, financial condition and operating results.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        We lease and own space for our distribution centers, manufacturing facilities, retail stores and sales/administration office space in various domestic and international locations. We believe that our existing properties are well maintained, are in good operating condition and will be adequate for our present level of operations. Our operations utilize:

  •
  approximately 1.2 million square feet of owned distribution and manufacturing facilities in the United States and Mexico;

  •
  approximately 0.6 million square feet of leased retail and restaurant space in the United States, the United Kingdom and Germany; and

  •
  approximately 0.5 million square feet of leased and owned administrative and sales space in various locations including the United States, the United Kingdom, Germany, China and Hong Kong.

        In addition to our owned distribution facilities, we also utilize certain third party warehouse/distribution providers where we do not own or lease any space. Each of our retail stores and restaurants are less than 16,000 square feet, and we do not believe that we are dependent on any individual retail or restaurant location for our business operations. These retail stores and restaurants are operated by Tommy Bahama, Ben Sherman and Lilly Pulitzer, as described in more detail in Item 1. Business of this report. We anticipate that we will be able to extend our leases to the extent that they expire in the near future on terms that are satisfactory to us or, if necessary, locate substitute properties on acceptable terms.

        Details of our principal administrative, sales, distribution and manufacturing facilities, including approximate square footage, are as follows:

Location	Primary Use	Operating Group	Square Footage	Lease Expiration
Seattle, Washington	Sales/administration	Tommy Bahama	80,000	2015
Auburn, Washington	Distribution center	Tommy Bahama	260,000	2015
King of Prussia, Pennsylvania	Sales/administration	Lilly Pulitzer	40,000	Owned
King of Prussia, Pennsylvania	Distribution center	Lilly Pulitzer	65,000	Owned
London, England	Sales/administration	Ben Sherman	20,000	2013
Lurgan, Northern Ireland	Sales/administration	Ben Sherman	10,000	Owned
Toccoa, Georgia	Distribution center	Lanier Clothes	310,000	Owned
Merida, Mexico	Manufacturing plant	Lanier Clothes	80,000	Owned
Atlanta, Georgia	Sales/administration	Corporate and Other and Lanier Clothes	70,000	Owned
Lyons, Georgia	Sales/administration	Corporate and Other and Ben Sherman	90,000	Owned
Lyons, Georgia	Distribution center	Corporate and Other and Ben Sherman	330,000	Owned
New York, New York	Sales/administration	Various	35,000	Various
Hong Kong	Sales/administration	Various	30,000	Various

Item 3.    Legal Proceedings

        From time to time, we are a party to litigation and regulatory actions arising in the ordinary course of business. We are not currently a party to litigation or regulatory actions, or aware of any proceedings contemplated by governmental authorities, that we believe could reasonably be expected to have a material impact on our financial position, results of operations or cash flows.

Item 4.    Reserved

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market and Dividend Information

        Our common stock is listed and traded on the New York Stock Exchange under the symbol "OXM." As of March 18, 2011, there were 384 record holders of our common stock. The following table sets forth the high and low sale prices and quarter-end closing prices of our common stock as reported on the New York Stock Exchange for the quarters indicated. Additionally, the table indicates the dividends per share declared on shares of our common stock by our Board of Directors for each quarter.

	High	Low	Close	Dividends
Fiscal 2010
Fourth Quarter	$29.50	$21.50	$23.86	$0.11
Third Quarter	$24.66	$19.23	$23.03	$0.11
Second Quarter	$24.50	$15.00	$22.40	$0.11
First Quarter	$23.71	$16.05	$21.59	$0.11
Fiscal 2009
Fourth Quarter	$25.62	$17.54	$17.84	$0.09
Third Quarter	$23.80	$12.66	$19.35	$0.09
Second Quarter	$14.01	$8.39	$13.71	$0.09
First Quarter	$10.70	$3.14	$9.84	$0.09

        On March 28, 2011, our Board of Directors approved a cash dividend of $0.13 per share payable on April 29, 2011 to shareholders of record as of the close of business on April 15, 2011. Although we have paid dividends in each quarter since we became a public company in July 1960, we may discontinue or modify dividend payments at any time if we determine that other uses of our capital, including but not limited to, payment of outstanding debt, repurchases of outstanding shares or funding of future acquisitions, may be in our best interest; if our expectations of future cash flows and future cash needs outweigh the ability to pay a dividend; or if the terms of our credit facilities, the indenture for the 11 3/8% Senior Secured Notes, other debt instruments, contingent consideration arrangements or applicable law limit our ability to pay dividends. We may borrow to fund dividends in the short-term based on our expectation of operating cash flows in future periods subject to the terms and conditions of our credit facilities, the indenture for the 11 3/8% Senior Secured Notes or other debt instruments and applicable law. All cash flow from operations will not necessarily be paid out as dividends in all periods.

        For details about limitations on our ability to pay dividends, see Note 5 of our consolidated financial statements and Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, both contained in this report.

Recent Sales of Unregistered Securities

        We did not sell any unregistered equity securities during fiscal 2010.

Purchases of Equity Securities by the Issuer and Affiliated Purchases

        We have certain stock incentive plans as described in Note 7 to our consolidated financial statements included in this report, all of which are publicly announced plans. Under the plans, we can repurchase shares from employees to cover employee tax liabilities related to the exercise of stock options or the vesting of previously restricted shares. No shares were purchased during the fourth quarter of fiscal 2010. On March 28, 2011, approximately 0.3 million shares of our common stock which were issued as restricted stock awards vested. At that time, we purchased approximately 0.1 million shares of the vested common stock from our employees, including certain of our named executive officers, to cover employee tax liabilities related to the vesting of the shares.

        In the second quarter of fiscal 2010, our Board of Directors authorized us to spend up to $50 million to repurchase shares of our common stock and/or 11 3/8% Senior Secured Notes. This authorization superseded and replaced all previous authorizations to repurchase shares of our common stock and/or our 11 3/8% Senior Secured Notes. As of January 29, 2011, no shares of our common stock nor any of our 11 3/8% Senior Secured Notes had been repurchased pursuant to this authorization, which has no automatic expiration.

Stock Price Performance Graph

        The graph below reflects cumulative total shareholder return (assuming an initial investment of $100 and the reinvestment of dividends) on our common stock compared to the cumulative total return for a period of five years and eight months, beginning June 3, 2005 and ending January 29, 2011 of:

  •
  The S&P SmallCap 600 Index; and

  •
  The S&P 500 Apparel, Accessories and Luxury Goods.

Comparison of Cumulative Total Return

		INDEXED RETURNS Years Ending
	Base Period 6/3/05
Company / Index		6/2/06	6/1/07	2/2/08	1/31/09	1/30/10	1/29/11
Oxford Industries, Inc.	100	101.28	113.10	57.76	17.57	48.42	65.98
S&P SmallCap 600 Index	100	119.04	137.84	120.39	74.30	103.25	134.30
S&P 500 Apparel, Accessories & Luxury Goods	100	101.05	145.13	98.39	50.51	95.44	131.13

Item 6.   Selected Financial Data

        Our selected financial data included in the table below reflects (1) the results of operations for Lilly Pulitzer, which was acquired on December 21, 2010, subsequent to date of the acquisition and (2) the divestiture of substantially all of the operations and assets of our former Womenswear and

Oxford Apparel operations in fiscal 2006 and fiscal 2010, respectively, resulting in those operations being classified as discontinued operations for all periods presented. On October 8, 2007, our Board of Directors approved a change to our fiscal year end. Effective with our fiscal year which commenced on June 2, 2007, our fiscal year ends the end of the Saturday closest to January 31 and will, in each case, begin at the beginning of the day next following the last day of the preceding fiscal year. Accordingly, there was a transition period from June 2, 2007 through February 2, 2008 for which we filed a transition report on Form 10-KT for that period.

	Fiscal 2010	Fiscal 2009	Fiscal 2008	Eight-month Transition Period Ended February 2, 2008	Fiscal 2007	Fiscal 2006
	(In millions, except per share amounts)
Net sales	$603.9	$585.3	$699.1	$501.5	$799.5	$766.2
Cost of goods sold	276.5	294.5	363.5	263.8	422.2	406.2

Gross profit	327.4	290.8	335.6	237.7	377.4	360.0
SG&A	301.0	282.5	325.4	218.5	310.6	284.9
Amortization of intangible assets	1.0	1.2	2.8	3.1	6.3	7.6
Change in fair value of contingent consideration	0.2	—	—	—	—	—
Impairment of goodwill and intangible assets	—	—	307.5	—	—	—
Royalties and other operating income	15.4	11.8	15.7	11.3	12.8	12.7

Operating income (loss)	40.7	18.9	(284.4)	27.4	73.2	80.2
Gain on repurchase of 8 7/8% Senior Unsecured Notes	—	—	7.8	—	—	—
Interest expense, net	19.9	20.5	21.3	13.8	20.9	17.0

Earnings (loss) from continuing operations before income taxes	20.8	(1.6)	(298.0)	13.6	52.3	63.3
Income taxes (benefit)	4.5	(2.9)	(19.8)	1.9	16.3	18.8

Net earnings (loss) from continuing operations	16.2	1.4	(278.1)	11.7	36.0	44.5
Earnings from discontinued operations, net of taxes	12.9	13.2	6.6	8.5	15.5	14.8
Gain on sale of discontinued operations, net of taxes	49.5	—	—	—	—	10.4

Net earnings from discontinued operations, net of taxes	62.4	13.2	6.6	8.5	15.5	25.2

Net earnings (loss)	$78.7	$14.6	$(271.5)	$20.2	$51.6	$69.7

Diluted net earnings (loss) from continuing operations per common share	$0.98	$0.09	$(17.42)	$0.67	$2.01	$2.50
Diluted earnings from discontinued operations, net of taxes, per common share	$0.78	$0.81	$0.42	$0.49	$0.87	$0.83
Diluted gain on sale of discontinued operations, net of taxes, per common share	$2.99	—	—	—	—	$0.58

Diluted net earnings from discontinued operations per common share	$3.77	$0.81	$0.42	$0.49	$0.87	$1.41

Diluted net earnings (loss) per common share	$4.75	$0.90	$(17.00)	$1.16	$2.88	$3.92
Diluted weighted average shares outstanding	16.6	16.3	16.0	17.4	17.9	17.8
Dividends declared	$7.3	$5.9	$11.5	$9.3	$11.7	$9.9
Dividends declared per common share	$0.44	$0.36	$0.72	$0.54	$0.66	$0.57
Total assets, at period-end	$558.5	$425.2	$467.7	$910.1	$907.6	$885.0
Long-term debt, less current maturities, at period-end	$147.1	$146.4	$194.2	$234.4	$199.3	$200.0
Shareholders' equity, at period-end	$180.0	$104.4	$87.3	$407.4	$452.9	$398.1
Capital expenditures	$13.3	$11.3	$20.0	$21.1	$31.3	$25.0
Depreciation and amortization	$18.8	$20.4	$23.6	$16.0	$23.1	$22.7
Amortization of deferred financing costs	$1.3	$3.4	$2.9	$1.7	$2.5	$2.5
Book value per share at period-end	$10.90	$6.34	$5.50	$25.38	$25.38	$22.56

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis of our operations, cash flows, liquidity and capital resources should be read in conjunction with our consolidated financial statements contained in this report.

OVERVIEW

        We generate revenues and cash flow primarily through the design, production, sale and distribution of branded consumer apparel for men, women and children and the licensing of company owned trademarks. Our principal markets and customers are located in the United States and, to a lesser extent, the United Kingdom. We source substantially all of our products through third party manufacturers located outside of the United States and United Kingdom. We distribute our products through our direct to consumer channels, including our retail stores, e-commerce websites and restaurants, as well as through our wholesale distribution channel, which includes department stores, specialty stores, national chains, specialty catalogs, mass merchants and Internet retailers.

        Although we have seen signs of recovery in fiscal 2010, the last three years have been particularly challenging for our operating groups due to the weak global economic conditions which began in fiscal 2008 and continued through fiscal 2009. In much of fiscal 2010, we purchased inventory at levels which mitigated inventory markdown risk and promotional pressure, while also maintaining the integrity of our brands. However, these precautions also limited our growth opportunities in some cases. Although the challenging economic conditions continue to have an impact on our business and the apparel industry as a whole, and we continue to focus on minimizing inventory markdown risk and promotional pressure, we have been slightly more aggressive in our inventory purchases for fiscal 2011 and anticipate continuing to purchase inventory more aggressively if the economic conditions continue to show improvement. We believe that fiscal 2011 will be impacted by pricing pressures on raw materials, fuel, transportation and other costs necessary for the production and sourcing of apparel products.

        We continue to believe it is important to focus on maintaining a strong balance sheet and ample liquidity. We believe that the measures we have taken to reduce working capital requirements, moderate capital expenditures for retail stores, reduce our overhead structure, refinance our significant debt agreements and divest substantially all of the operations and assets of our former Oxford Apparel operating group have significantly enhanced our balance sheet and liquidity, while allowing us to acquire the Lilly Pulitzer brand and operations and continue to operate our businesses appropriately. We believe our strong balance sheet and liquidity will allow us to aggressively develop Tommy Bahama, Lilly Pulitzer and Ben Sherman, our lifestyle brands, while maintaining Lanier Clothes' high level of performance, and at the same time maintain the financial flexibility to opportunistically enhance our capital structure and pursue desirable acquisitions, if any meet our investment criteria.

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

        The following table sets forth our consolidated operating results (in thousands, except per share amounts) for fiscal 2010 compared to fiscal 2009:

	Fiscal 2010	Fiscal 2009	$ Change
Net sales	$603,947	$585,306	$18,641

Earnings from continuing operations	$16,235	$1,386	$14,849
Earnings from continuing operations per diluted common share	$0.98	$0.09	$0.89

Earnings from discontinued operations, net of taxes	$12,877	$13,238	$(361)
Earnings from discontinued operations per diluted common share	$0.78	$0.81	$(0.03)

Gain on sale of discontinued operations, net of taxes	$49,546	$—	$49,546
Gain on sale of discontinued operations per diluted common share	$2.99	$—	$2.99

Net earnings from discontinued operations, net of taxes	$62,423	$13,238	$49,185
Net earnings from discontinued operations per diluted common share	$3.77	$0.81	$2.96

Net earnings	$78,658	$14,624	$64,034
Net earnings per diluted common share	$4.75	$0.90	$3.85

Weighted average common shares outstanding—diluted	16,551	16,304	247

        The primary reasons for the improvement in earnings from continuing operations were:

  •
  An increase in net sales driven by an increase in all channels of distribution at Tommy Bahama and the $6.0 million of net sales related to Lilly Pulitzer subsequent to our acquisition on December 21, 2010. These net sales increases were partially offset by net sales decreases in Ben Sherman and Lanier Clothes, which were primarily attributable to our exit from certain business lines in these two groups. Fiscal 2010 included $2.5 million of net sales associated with businesses in Ben Sherman and Lanier Clothes that we have exited compared to $20.8 million of such sales in fiscal 2009.

  •
  Improved gross margins, which benefitted from the higher proportion of net sales being Tommy Bahama sales and 2010 including a LIFO accounting charge of $3.8 million compared to a LIFO accounting charge of $4.9 million in fiscal 2009. Additionally, gross margins were negatively impacted by approximately $0.8 million of charges to cost of goods sold in Lilly Pulitzer resulting from the write-up of acquired inventory from cost to fair value pursuant to the purchase method of accounting in connection with the sale of acquired inventory, as discussed below.

  •
  A $0.2 million charge related to the change in fair value of contingent consideration associated with the acquisition of the Lilly Pulitzer brand and operations.

  •
  Increased royalty income in Tommy Bahama resulting from increased sales during fiscal 2010 by existing licensees, the addition of new licensees and certain license termination payments received in fiscal 2010.

  •
  The $1.8 million write-off of unamortized deferred financing costs related to the satisfaction and discharge of the remaining 8 7/8% Senior Unsecured Notes, which was included in interest expense in fiscal 2009.

        These items were partially offset by:

  •
  The net increase in SG&A which was primarily due to (1) increased incentive compensation amounts resulting from the resumption of our incentive compensation program, which was suspended in fiscal 2009 and is tied to our financial performance, (2) increased retail store operating costs as a result of the opening of additional retail stores during fiscal 2009 and fiscal 2010, (3) the inclusion of SG&A associated with Lilly Pulitzer operations subsequent to our acquisition on December 21, 2010, (4) transaction costs associated with the acquisition of Lilly

    Pulitzer totaling approximately $0.8 million and (5) the net impact of restructuring and other charges of $3.2 million related to certain retail store lease terminations and fixed asset impairment charges in Ben Sherman in fiscal 2010 compared to restructuring charges of $2.6 million related to Ben Sherman's exit from its women's, footwear and kids' operations and other streamlining initiatives in Ben Sherman as well as an impairment of certain leasehold improvements in Tommy Bahama in fiscal 2009.

        Earnings from discontinued operations reflect operations related to our former Oxford Apparel operating group. We sold substantially all of the operations and assets of Oxford Apparel in fiscal 2010, as discussed below. Earnings from discontinued operations for fiscal 2010 included the $49.5 million gain on sale associated with this transaction and eleven months of operations for the discontinued operations, whereas fiscal 2009 included twelve months of operations for the discontinued operations. We do not anticipate significant operating activities associated with discontinued operations in the future other than the conversion of the net retained assets and liabilities of the discontinued operations as of January 29, 2011, into cash, substantially all of which we anticipate will occur during the first half of fiscal 2011 and the sale of inventory and recognition of the related commission income associated with goods in process as of January 29, 2011.

ACQUISITION OF LILLY PULITZER

        On December 21, 2010, we acquired all of the outstanding capital stock of Sugartown Worldwide, Inc. from SWI Holdings, Inc., pursuant to a stock purchase agreement, which was treated as an asset purchase for tax purposes. Sugartown owns the Lilly Pulitzer trademark and designs, sources and distributes upscale collections of women's dresses, sportswear and other products to specialty and department stores, as well as through direct to consumer channels, including retail stores and an e-commerce site. The operations of the acquired business are reported as our Lilly Pulitzer operating group from the date of acquisition.

        We paid $60 million in cash, subject to adjustment based on net working capital as of the closing date of the acquisition. After giving effect to a preliminary working capital adjustment, the purchase price paid was approximately $58.3 million, net of acquired cash of $0.9 million. In connection with the acquisition, we entered into a contingent consideration agreement on December 21, 2010, pursuant to which we will be obligated to pay cash payments of up to $2.5 million after each of the four fiscal years following the closing of the transaction and an additional $10 million subsequent to the end of the fourth fiscal year, contingent upon the Lilly Pulitzer operating group's achievement of certain performance targets.

DISCONTINUED OPERATIONS—OXFORD APPAREL

        On January 3, 2011, we sold to LF USA Inc., substantially all of the operations and assets of our former Oxford Apparel operating group (other than accounts receivable associated with the businesses which are being sold and all assets and operations relating to our Oxford Golf business and our distribution center in Lyons, Georgia). The purchase price paid by LF was equal to approximately $121.7 million, less an adjustment based on net working capital on the closing date of the transaction. After giving effect to the preliminary net working capital adjustment, the purchase price paid by LF at the closing of the transaction was approximately $108.2 million, of which $5.4 million is being held in escrow pending completion of the final working capital adjustment and other requirements. The net working capital deficit resulted from our retention of accounts receivable and goods in transit as of the closing date, partially offset by our retention of certain accounts payable, as of the closing date, associated with Oxford Apparel. The final net working capital adjustment is expected to occur within 120 days of the closing date of the transaction. LF also agreed to purchase our goods in transit relating to Oxford Apparel following the closing of the transaction. As of January 29, 2011, there were approximately $17.0 million of net assets associated with the discontinued operations, including a

$5.4 million receivable for the cash held in escrow. We anticipate that these net assets, as well as certain commissions we will earn related to goods in transit and inventory in process as of the transaction date, will be converted into cash during the first half of fiscal 2011.

        In connection with the consummation of the transaction described above, we, among other things, entered into (1) license agreements with LF to grant licenses (subject to the limitations set forth in the applicable license agreements) to LF to use the trade name "Oxford Apparel" perpetually in connection with its business, as well as to use certain other trademarks in connection with the manufacture, sale and distribution of men's dress shirts for certain periods of time in the applicable territory; (2) a services agreement with LF pursuant to which, in exchange for various fees, we will provide certain transitional support services to LF in its operation of the transferred assets; and (3) a limited non-competition agreement with LF pursuant to which we agreed (subject to the exceptions set forth in the non-competition agreement) not to engage in certain activities for a period of three years following the completion of the transaction.

        The results of operations classified as discontinued operations include the operating results for Oxford Apparel as reported historically, except that (1) the operations of our Oxford Golf business and the operations of our Lyons, Georgia distribution center are reported within Corporate and Other as those operations were not sold and (2) certain corporate service costs which were previously allocated to Oxford Apparel are included in Corporate and Other as there is uncertainty in whether there will be a reduction in those costs as a result of the Oxford Apparel sale.

        We allocated all interest expense related to our U.S. Revolving Credit Agreement to earnings from discontinued operations as the estimated net proceeds from the transaction and the proceeds from the settlement of the retained assets and liabilities related to the discontinued operations, substantially all of which are expected to be converted into cash during the first half of fiscal 2011, exceed the amounts outstanding under our U.S. Revolving Credit Agreement during each of the periods presented. We did not allocate any interest related to our 11 3/8% Senior Secured Notes to discontinued operations. The income taxes for discontinued operations reflect the residual income tax expense after calculating the income taxes for continuing operations, excluding the discontinued operations.

OPERATING GROUPS

        Our business is primarily operated through our four operating groups: Tommy Bahama, Lilly Pulitzer, Ben Sherman and Lanier Clothes. We identify our operating groups based on the way our management organizes the components of our business for purposes of allocating resources and assessing performance. All amounts included in this report and in our consolidated financial statements reflect our changes in operating groups during fiscal 2010, including (1) the acquisition of Sugartown, resulting in the creation of our Lilly Pulitzer operating group, (2) the sale of substantially all of the operations and assets of our former Oxford Apparel operating group, which are now classified as discontinued operations, (3) the reclassification of our Oxford Golf business and our Lyons, Georgia distribution center operations into Corporate and Other, as these activities were previously included in Oxford Apparel, but will continue to be operated by us, and (4) the reclassification of certain corporate service costs from Oxford Apparel, where they were previously allocated, to Corporate and Other, as there is uncertainty in whether there will be a reduction in those costs as a result of the Oxford Apparel sale.

        Tommy Bahama designs, sources and markets collections of men's and women's sportswear and related products. The target consumers of Tommy Bahama are affluent men and women age 35 and older who embrace a relaxed and casual approach to daily living. Tommy Bahama products can be found in our owned and licensed Tommy Bahama retail stores and on our Tommy Bahama e-commerce website, as well as in certain department stores and independent specialty stores throughout the United

States. We also license the Tommy Bahama name for various product categories and operate Tommy Bahama restaurants.

        Lilly Pulitzer designs, sources and distributes upscale collections of women's and girl's dresses, sportswear and other products. Lilly Pulitzer was originally created in the late 1950's and is an affluent brand with heritage and aesthetic based on the Palm Beach resort lifestyle. The brand is somewhat unique among women's brands in that it has demonstrated multi-generational appeal. The brand targets three distinct groups of women: young women recently graduated from college; young mothers and their daughters; and women who are not tied to the academic calendar. Lilly Pulitzer products can be found in our owned Lilly Pulitzer stores, in Lilly Pulitzer Signature Stores and on our Lilly Pulitzer website, as well as in certain department stores and a variety of independent specialty stores. We also license the Lilly Pulitzer name for various product categories.

        Ben Sherman is a London-based designer, marketer and distributor of men's branded sportswear and related products. Ben Sherman was established in 1963 as an edgy, "Mod"-inspired shirt brand and has evolved into a British lifestyle brand of apparel targeted at style conscious men ages 25 to 40 in multiple markets throughout the world. Ben Sherman products can be found in certain department stores, a variety of independent specialty stores and our owned and licensed Ben Sherman retail stores, as well as on Ben Sherman e-commerce websites. We also license the Ben Sherman name for various product categories.

        Lanier Clothes designs and markets branded and private label men's tailored clothing including suits, sportcoats, suit separates and dress slacks across a wide range of price points. Certain Lanier Clothes products are sold using trademarks licensed to us by third parties, including Kenneth Cole, Dockers, and Geoffrey Beene. Lanier Clothes also offers branded products under our Billy London and Arnold Brant trademarks. In addition to the branded businesses, Lanier Clothes designs and sources certain private label products for certain customers. Significant private label brands include Stafford, Lands' End, Alfani, Structure and Kenneth Roberts. Our Lanier Clothes products are sold to national chains, department stores, specialty stores, specialty catalog retailers and discount retailers throughout the United States.

        Corporate and Other is a reconciling category for reporting purposes and includes our corporate office, substantially all financing activities, elimination of inter-segment sales, LIFO inventory accounting adjustments, other costs that are not allocated to the operating groups and operations of our other businesses which are not included in our four operating groups. LIFO inventory calculations are made on a legal entity basis which does not correspond to our operating group definitions; therefore, LIFO inventory accounting adjustments are not allocated to operating groups. The operations of businesses that are included in Corporate and Other include our Oxford Golf business and our Lyons, Georgia distribution center operations.

        For further information regarding our operating groups, see Note 10 to our consolidated financial statements and Part I, Item 1, Business, both included in this report.

RESULTS OF OPERATIONS

        The following table sets forth the specified line items in our consolidated statements of operations both in dollars (in thousands) and as a percentage of net sales. We have calculated all percentages based on actual data, but percentage columns may not add due to rounding. Individual line items of our consolidated statements of operations may not be directly comparable to those of our competitors, as classification of certain expenses may vary by company. In accordance with U.S. GAAP, net sales, cost of goods sold, gross profit, SG&A, amortization of intangible assets, change in fair value of contingent consideration, impairment of goodwill and intangible assets, royalties and other operating income, operating income, interest expense, net, earnings from continuing operations before income taxes, income taxes and earnings from continuing operations reflect continuing operations only, and all discontinued operations are reflected in net earnings from discontinued operations. For purposes of the tables below, "NM" means not meaningful.

	Fiscal 2010		Fiscal 2009		Fiscal 2008
Net sales	$603,947	100.0%	$585,306	100.0%	$699,064	100.0%
Cost of goods sold	276,540	45.8%	294,493	50.3%	363,452	52.0%

Gross profit	327,407	54.2%	290,813	49.7%	335,612	48.0%
SG&A	301,002	49.8%	282,489	48.3%	325,342	46.5%
Amortization of intangible assets	973	0.2%	1,217	0.2%	2,800	0.4%
Change in fair value of contingent consideration	200	0.0%	—	—	—	—
Impairment of goodwill and intangible assets	—	—	—	—	307,532	44.0%
Royalties and other operating income	15,430	2.6%	11,803	2.0%	15,661	2.2%

Operating income (loss)	40,662	6.7%	18,910	3.2%	(284,401)	(40.7)%
Gain on repurchase of 8 7/8% Senior Unsecured Notes	—	—	—	—	7,767	1.1%
Interest expense, net	19,887	3.3%	20,469	3.5%	21,317	3.0%

Earnings (loss) from continuing operations before income taxes	20,775	3.4%	(1,559)	(0.3)%	(297,951)	(42.6)%
Income taxes	4,540	0.8%	(2,945)	(0.5)%	(19,845)	(2.8)%

Earnings (loss) from continuing operations	16,235	2.7%	1,386	0.2%	(278,106)	(39.8)%
Earnings from discontinued operations, net of taxes	12,877	NM	13,238	NM	6,649	NM
Gain on sale of discontinued operations, net of taxes	49,546	NM	—	NM	—	NM

Net earnings from discontinued operations, net of taxes	62,423	NM	13,238	NM	6,649	NM

Net earnings (loss)	$78,658	NM	$14,624	NM	$(271,457)	NM

FISCAL 2010 COMPARED TO FISCAL 2009

        The discussion and tables below compares certain line items included in our statements of operations for fiscal 2010 to fiscal 2009. Each dollar and percentage change provided reflects the change between these periods unless indicated otherwise. Each dollar and share amount included in the tables is in thousands except for per share amounts.

Net Sales

	Fiscal 2010	Fiscal 2009	$ Change	% Change
Tommy Bahama	$398,510	$363,084	$35,426	9.8%
Lilly Pulitzer	5,959	—	5,959	NM
Ben Sherman	86,920	102,309	(15,389)	(15.0)%
Lanier Clothes	103,733	114,542	(10,809)	(9.4)%
Corporate and Other	8,825	5,371	3,454	64.3%

Total net sales	$603,947	$585,306	$ 18,641	3.2%

        Consolidated net sales increased $18.6 million, or 3.2%, in fiscal 2010 compared to fiscal 2009. The increase in net sales was primarily a result of the changes in each operating group discussed below as well as the inclusion of sales for Lilly Pulitzer in fiscal 2010 subsequent to our acquisition on December 21, 2010. Fiscal 2010 included $2.5 million of sales related to businesses that we have exited in Ben Sherman and Lanier Clothes compared to $20.8 million of such sales in fiscal 2009.

Tommy Bahama:

        The increase in net sales for Tommy Bahama was primarily due to improved comparable retail store sales, sales at retail stores opened during fiscal 2009 and fiscal 2010, higher e-commerce sales and higher wholesale sales. Tommy Bahama apparel unit sales increased 14.1%, which was a result of the improvement in all channels of distribution. The average selling price per unit decreased by 3.2% due to Tommy Bahama offering more items at entry level price points below $100 and women's, home and gift items, which carry a lower average unit price than men's, making up a higher proportion of Tommy Bahama's sales mix.

Lilly Pulitzer:

        We acquired Lilly Pulitzer on December 21, 2010. Therefore, fiscal 2010 reflects approximately six weeks of net sales that totaled $6.0 million for Lilly Pulitzer while the prior year includes no net sales for Lilly Pulitzer.

Ben Sherman:

        The decrease in net sales for Ben Sherman was primarily due to a 17.8% reduction in unit sales largely resulting from our exit from and subsequent licensing of our footwear and kids' businesses and our exit from our women's operations during fiscal 2009. Net sales related to the footwear, kids' and women's businesses totaled approximately $2.1 million in fiscal 2010 compared to $17.2 million in fiscal 2009. Net sales were also negatively impacted by a 2.1% decrease in the average exchange rate of the British pound sterling versus the United States dollar during fiscal 2010 compared to the average exchange rate for fiscal 2009. The impact of the exited businesses and the exchange rate were partially offset by increased in retail sales in fiscal 2010. The average selling price per unit for Ben Sherman increased 3.4% as retail sales represented a greater proportion of total Ben Sherman sales during fiscal 2010 and there were fewer off-price sales in fiscal 2010. Fiscal 2009 included more off-price sales associated with the exited businesses.

Lanier Clothes:

        The decrease in net sales for Lanier Clothes was primarily due to a reduction in unit sales of 10.8%, which was driven by lower sales in our private label businesses and the inclusion of approximately $3.6 million of net sales in fiscal 2009 related to businesses that we have exited. These decreases in net sales were partially offset by higher sales in our branded tailored clothing business. The average selling price per unit increased 1.5% as a result of the change in sales mix as private label products typically have a lower selling price than branded products and many of the sales of the products for businesses that we exited were off-price, close out sales.

Corporate and Other:

        Corporate and Other primarily consists of the net sales of our Oxford Golf business and our Lyons, Georgia distribution center. The increase in the net sales for Corporate and Other are primarily driven by the higher net sales in our Oxford Golf business during fiscal 2010.

Gross Profit

	Fiscal 2010	Fiscal 2009	$ Change	% Change
Gross profit	$327,407	$290,813	$36,594	12.6%
Gross margin (gross profit as a % of net sales)	54.2%	49.7%

LIFO charges included in gross profit	$3,792	$4,943
Restructuring charges included in gross profit	—	$355
Write-up of acquired inventory included in gross profit	$764	—

        The increase in gross profit was primarily due to higher net sales and increased gross margins. The increase in gross margins was primarily due to changes in the sales mix for fiscal 2010 compared to fiscal 2009. The changes in sales mix included (1) direct to consumer sales, which generally have higher gross margins than wholesale sales, making up a larger proportion of Tommy Bahama sales, (2) Tommy Bahama sales representing a larger proportion of our consolidated net sales, (3) fewer close out sales in Ben Sherman as fiscal 2009 included sales associated with footwear, kids' and women's operations, which we exited, (4) the inclusion of $0.4 million of restructuring charges in Ben Sherman in 2009 associated with our exit from the Ben Sherman footwear, kids' and women's operations, (5) a sales mix change in Lanier Clothes towards branded products and (6) the impact of LIFO accounting charges which totaled $3.8 million and $4.9 million in fiscal 2010 and fiscal 2009, respectively. These positive items were partially offset by the negative impact on our gross profit of approximately $0.8 million of charges to cost of goods sold in Lilly Pulitzer resulting from the write-up of acquired inventory from cost to fair value pursuant to the purchase method of accounting in connection with the sale of acquired inventory. Our gross profit may not be directly comparable to those of our competitors, as statement of operations classification of certain expenses may vary by company.

SG&A

	Fiscal 2010	Fiscal 2009	$ Change	% Change
SG&A	$301,002	$282,489	$18,513	6.6%
SG&A (as % of net sales)	49.8%	48.3%

Restructuring and other charges included in SG&A	$3,212	$2,201
Acquisition transaction costs included in SG&A	$848	—
Environmental reserve reduction included in SG&A	$(2,242)	—

        The increase in SG&A was primarily due to fiscal 2010 including (1) costs associated with the resumption of our incentive compensation program, which was suspended in fiscal 2009 and is tied to our financial performance, which impacted SG&A for each of our operating groups, (2) the incremental SG&A associated with the costs of operating retail stores which opened during fiscal 2009 and fiscal 2010, (3) SG&A costs associated with Lilly Pulitzer subsequent to our acquisition and (4) transaction costs associated with the Lilly Pulitzer acquisition totaling $0.8 million. Additionally, SG&A was impacted by the impact of restructuring charges which totaled $3.2 million in fiscal 2010 and $2.2 million in fiscal 2009. The fiscal 2010 restructuring costs primarily related to lease termination charges related to two Ben Sherman retail stores in the United Kingdom and certain fixed asset impairment charges in Ben Sherman. The fiscal 2009 restructuring charges included $2.0 million related to charges associated with our exit from the Ben Sherman women's, footwear and kids' operations, as well as other streamlining initiatives, and $0.5 million related to the impairment of certain leasehold improvements associated with a Tommy Bahama New York office lease. These increased charges to SG&A were partially offset by the $2.2 million of decrease in SG&A in fiscal 2010 resulting from a reduction in our estimate of expected remediation costs associated with an existing environmental reserve.

Amortization of Intangible Assets

	Fiscal 2010	Fiscal 2009	$ Change	% Change
Amortization of intangible assets	$973	$1,217	$(244)	(20.0)%

        The decrease in amortization of intangibles was the result of decreases in amortization for Tommy Bahama and Ben Sherman as amortization of intangible assets is typically greater in the earlier periods following an acquisition. We anticipate that amortization of intangible assets in fiscal 2011 will be approximately $1.2 million with an increase due to the amortization of intangible assets related to Lilly Pulitzer being partially offset by decreases in amortization of intangible assets for Tommy Bahama and Ben Sherman.

Change in fair value of contingent consideration

	Fiscal 2010	Fiscal 2009	$ Change	% Change
Change in fair value of contingent consideration	$200	$—	$200	100.0%

        In connection with the acquisition of the Lilly Pulitzer brand and operations, we entered into a contingent consideration agreement with the sellers, whereby we will be obligated to pay certain contingent consideration amounts based on the achievement of certain performance criteria by our Lilly Pulitzer operating group, which may be as much as $20 million in the aggregate over the four years subsequent to the acquisition. In accordance with U.S. GAAP, we have recognized a liability in our consolidated balance sheets for the fair value of this liability. This liability will increase in fair value as we approach the date of anticipated payment, resulting in a charge to our consolidated statements of operations. Additionally, the fair value of the contingent consideration will change in future periods to the extent that our assumptions regarding the probability of the payment of the contingent consideration, discount rates and other factors change as part of our periodic assessment of the fair value of the liability. We anticipate that the change in fair value of contingent consideration due to the passage of time only will be approximately $2.4 million in fiscal 2011; however, this charge will change if we alter any assumptions related to fair value of the contingent consideration. The change in assumptions could result in a material change to the amount included in the statement of operations for fiscal 2011.

Royalties and other operating income

	Fiscal 2010	Fiscal 2009	$ Change	% Change
Royalties and other operating income	$15,430	$11,803	$3,627	30.7%

        The increase in royalties and other operating income was primarily due to increased royalty income in Tommy Bahama, as sales reported by certain licensees increased and new licensees were added as well as the impact of a payment received related to the termination of the license for Tommy Bahama rum in fiscal 2010.

Operating income (loss)

	Fiscal 2010	Fiscal 2009	$ Change	% Change
Tommy Bahama	$51,081	$37,515	$13,566	36.2%
Lilly Pulitzer	(372)	—	(372)	NM
Ben Sherman	(2,664)	(8,616)	5,952	69.1%
Lanier Clothes	14,316	12,389	1,927	15.6%
Corporate and Other	(21,699)	(22,378)	679	3.0%

Total operating income	$40,662	$18,910	$21,752	115.0%

LIFO charges included in operating income	$3,792	$4,943
Write-up of acquired inventory included in operating income	$764	—
Change in fair value of contingent consideration including in operating income	$200	—
Acquisition transaction costs included in operating income	$848	—
Restructuring charges included in operating income	$3,212	$2,556
Environmental reserve reduction included in operating income	$(2,242)	—

        Operating income, on a consolidated basis, increased to $40.7 million in fiscal 2010 from $18.9 million in fiscal 2009. The $21.8 million increase in operating income was primarily due to (1) increased net sales, (2) improved gross margins and (3) higher royalty income, which were partially offset by (1) increased SG&A, (2) the impact of restructuring charges of $3.2 million for fiscal 2010 and $2.6 million for fiscal 2009, (3) inventory mark-up charges associated with purchase accounting of $0.8 million and (4) transaction costs associated with the Lilly Pulitzer acquisition of $0.8 million. Additionally, operating income included charges for LIFO accounting of $3.8 million in fiscal 2010 and $4.9 million in fiscal 2009. Fiscal 2010 also included a $2.2 million of decrease in SG&A resulting from a reduction in our estimate of remediation costs associated with an existing environmental reserve. Changes in operating income by operating group are discussed below.

Tommy Bahama:

	Fiscal 2010	Fiscal 2009	$ Change	% Change
Net sales	$398,510	$363,084	$35,426	9.8%
Operating income	$51,081	$37,515	$13,566	36.2%
Operating income as % of net sales	12.8%	10.3%

Restructuring charges included in operating income	$—	$534

        The increase in operating income for Tommy Bahama was primarily due to the increased net sales, improved gross margins due to a greater proportion of direct to consumer sales as a percentage of total Tommy Bahama sales and higher royalty income, which were partially offset by increased SG&A associated with higher incentive compensation expense, the costs of operating additional retail stores during fiscal 2010 and other overhead cost increases.

Lilly Pulitzer:

	Fiscal 2010	Fiscal 2009
Net sales	$5,959	$—
Operating income (loss)	$(372)	$—
Operating income (loss) as % of net sales	(6.2%)	—

Write-up of acquired inventory included in operating income (loss)	$764	$—
Change in fair value of contingent consideration included in operating income (loss)	$200	$—

        We acquired Lilly Pulitzer on December 21, 2010. Therefore, fiscal 2010 reflects approximately six weeks of operating income for Lilly Pulitzer while the prior year includes no operating income for Lilly Pulitzer. The six weeks of fiscal 2010 operating results were negatively impacted by approximately $0.8 million of charges to cost of goods sold in Lilly Pulitzer resulting from the write-up of acquired inventory from cost to fair value pursuant to the purchase method of accounting in connection with the sale of acquired inventory. U.S. GAAP requires that all assets acquired as part of an acquisition, including inventory, be recorded at fair value, rather than cost. This write-up is recognized as an increase to cost of goods sold as the inventory is sold in the ordinary course of business. The remaining write-up included in our inventory at January 29, 2010 is approximately $1.0 million, which we anticipate will be recognized as cost of goods sold, in addition to normal cost of goods sold amounts, during the first quarter of fiscal 2011 as the acquired inventory is sold. Additionally, the Lilly Pulitzer operating results included a $0.2 million charge related to the change in the fair value of the contingent consideration. U.S. GAAP requires that we estimate the fair value of the contingent consideration periodically, with any change in the fair value being included in the statement of operations during that period.

Ben Sherman:

	Fiscal 2010	Fiscal 2009	$ Change	% Change
Net sales	$86,920	$102,309	$(15,389)	(15.0)%
Operating income (loss)	$(2,664)	$(8,616)	$5,952	69.1%
Operating income (loss) as % of net sales	(3.1)%	(8.4)%

Restructuring charges included in operating income (loss)	$3,212	$2,022

        The improved operating results for Ben Sherman were primarily due to increased gross margins and reduced SG&A, driven by our exit from and subsequent licensing of the footwear and kids' businesses, our exit from the women's operations and other streamlining initiatives. Fiscal 2010 included $3.2 million of charges associated with our termination of two retail store leases in the United Kingdom and fixed asset impairment charges, while 2009 SG&A included $2.0 million of restructuring charges primarily related to our exit from and subsequent licensing of the footwear and kids' businesses and other streamlining initiatives.

Lanier Clothes:

	Fiscal 2010	Fiscal 2009	$ Change	% Change
Net sales	$103,733	$114,542	$(10,809)	(9.4)%
Operating income	$14,316	$12,389	$1,927	15.6%
Operating income as % of net sales	13.8%	10.8%

        The increase in operating income for Lanier Clothes was primarily a result of improved gross margins due to sales mix, with branded sales representing a greater proportion of Lanier Clothes' sales in fiscal 2010, and close out sales associated with exited businesses being included in net sales fiscal 2009. The improved gross margins were partially offset by increased SG&A, resulting from higher incentive compensation expense and the higher cost structure generally associated with branded businesses.

Corporate and Other:

	Fiscal 2010	Fiscal 2009	$ Change	% Change
Net sales	$8,825	$5,371	$3,454	64.3%
Operating loss	$(21,699)	(22,378)	679	3.0%

LIFO charges included in operating loss	$3,792	$4,943
Acquisition transaction costs included operating loss	$848	—
Environmental reserve reduction included in operating loss	$(2,242)	—

        The Corporate and Other operating results improved by $0.7 million from a loss of $22.4 million in fiscal 2009 to a loss of $21.7 million in fiscal 2010. Fiscal 2010 and fiscal 2009 included LIFO accounting charges of $3.8 million and $4.9 million, respectively. Fiscal 2010 also included $0.8 million of transaction costs associated with the acquisition of Lilly Pulitzer, which were expensed as incurred, and a $2.2 million reduction in our estimate of expected remediation costs associated with an existing environmental reserve. Aside from the impact of LIFO accounting charges, the transaction costs associated with the Lilly Pulitzer acquisition and the reduction in the environmental reserve, the reduced operating results were primarily due to higher incentive compensation costs resulting from the resumption of our incentive compensation program, which was suspended in fiscal 2009 and is tied to our financial performance.

Interest expense, net

	Fiscal 2010	Fiscal 2009	$ Change	% Change
Interest expense, net	$19,887	$20,469	$(582)	(2.8)%

Write-off of deferred financing costs included in interest expense	$—	$1,759

        Interest expense for fiscal 2010 and fiscal 2009 was relatively unchanged, after reclassifying all interest related to our U.S. Revolving Credit Agreement to discontinued operations. However, fiscal 2009 included a $1.8 million write-off of unamortized deferred financing costs and discount related to the 8 7/8% Senior Unsecured Notes, which were satisfied and discharged in June 2009. Aside from the impact of this $1.8 million write-off, the increase in interest expense was primarily due to higher interest rates in fiscal 2010, which resulted from the June 2009 replacement of our 8 7/8% Senior Unsecured Notes with our 11 3/8% Senior Secured Notes.

Income taxes

	Fiscal 2010	Fiscal 2009	$ Change	% Change
Income taxes	$4,540	$(2,945)	$7,485	NM
Effective tax rate	21.9%	NM

        Income taxes for both periods were impacted by certain discrete items, including a decrease in income tax contingency reserves upon the expiration of the corresponding statute of limitations, favorable permanent differences and tax credits which do not necessarily fluctuate with earnings. The effective tax rate in fiscal 2010 is not necessarily indicative of the effective tax rates in future periods, as the effective tax rate in the future will be higher if our earnings levels increase because the incremental earnings will likely be taxed at rates more closely aligned with statutory tax rates.

Net earnings

	Fiscal 2010	Fiscal 2009	Change
Earnings from continuing operations	$16,235	$1,386	$14,849
Earnings from continuing operations per diluted common share	$0.98	$0.09	$0.89

Net earnings from discontinued operations	$62,423	$13,238	$49,185
Net earnings from discontinued operations per diluted common share	$3.77	$0.81	$2.96

Net earnings	$78,658	$14,624	$64,034
Net earnings per diluted common share	$4.75	$0.90	$3.85

Weighted average common shares outstanding—diluted	16,551	16,304	247

        The increase in earnings from continuing operations was primarily due to higher net sales with a higher gross margin resulting from a change in sales mix and higher royalty income, but partially offset by higher SG&A, each as discussed above. The increased results of the discontinued operations reflects the $49.5 million after-tax gain on the sale of substantially all the operations and assets of our former Oxford Apparel operating group, partially offset by the impact of fiscal 2010 including 11 months of activity prior to the sale (compared with 12 months of activity in fiscal 2009). We do not anticipate significant earnings from the discontinued operations in future periods, except that we do anticipate earning commissions on inventory in transit during the first half of fiscal 2011 for inventory that was in process at the time of the transaction.

FISCAL 2009 COMPARED TO FISCAL 2008

Net sales

	Fiscal 2009	Fiscal 2008	$ Change	% Change
Tommy Bahama	$363,084	$421,687	$(58,603)	(13.9)%
Lilly Pulitzer	—	—	—	—
Ben Sherman	102,309	133,522	(31,213)	(23.4)%
Lanier Clothes	114,542	135,581	(21,039)	(15.5)%
Corporate and Other	5,371	8,274	(2,903)	(35.1)%

Total net sales	$585,306	$699,064	$(113,758)	(16.3)%

        Net sales, on a consolidated basis, decreased $113.8 million, or 16.3%, in fiscal 2009 compared to fiscal 2008 primarily as a result of the changes in each operating group discussed below. Approximately $35 million of the decline in net sales from fiscal 2008 to fiscal 2009 was due to the exit of certain businesses in Ben Sherman and Lanier Clothes.

Tommy Bahama:

        The decrease in net sales for Tommy Bahama was primarily due to a reduction in net sales in our wholesale business and in our existing retail stores resulting from the challenging retail environment. This decrease in wholesale sales and existing store retail sales was partially offset by sales at our retail stores opened during fiscal 2008 and fiscal 2009 and increased e-commerce sales. Unit sales decreased 18.8% due primarily to the challenging economic environment. The average selling price per unit increased by 5.3%, as sales at our retail stores and our e-commerce sales, both of which have higher sales prices than wholesale sales, represented a greater proportion of total Tommy Bahama sales.

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

Lanier Clothes:

        The decrease in net sales for Lanier Clothes was primarily due to (1) our exit from the Oscar de la Renta and Nautica licensed businesses, with fiscal 2009 sales primarily consisting of close out sales of these product lines, (2) the restructuring of the Arnold Brant business in fiscal 2008 and (3) the challenging economic conditions. These factors resulted in a decrease in unit sales of 4.1% and a decrease in the average selling price per unit of 11.9%.

Corporate and Other:

        Corporate and Other includes the net sales of our Oxford Golf business and our Lyons, Georgia distribution center operations. The decrease in the net sales for Corporate and Other was primarily driven by lower net sales in our Oxford Golf business.

Gross Profit

	Fiscal 2009	Fiscal 2008	$ Change	% Change
Gross profit	$290,813	$335,612	$(44,799)	(13.3)%
Gross margin (gross profit as a % of net sales)	49.7%	48.0%

LIFO accounting charges included in gross profit	$4,943	$473
Restructuring and other charges included in gross profit	$355	$4,767

        The decrease in gross profit was primarily due to lower sales in each operating group, as described above. Ben Sherman's gross margins were negatively impacted by increased cost of goods sold related to inventory purchases denominated in United States dollars but sold in other currencies. Fiscal 2009 included LIFO accounting charges of $4.9 million, while fiscal 2008 included LIFO accounting charges of $0.5 million. Fiscal 2009 gross profit was negatively impacted by restructuring charges of $0.4 million, while fiscal 2008 gross profit was negatively impacted by restructuring charges of $4.8 million primarily related to our exit from certain businesses in our Lanier Clothes group. Consolidated gross margins increased to 49.7% of net sales in fiscal 2009 from 48.0% in fiscal 2008. In addition to the LIFO accounting adjustments and restructuring charges, gross margins were also impacted by the sales mix between our retail operations and wholesale operations, with retail sales, which generally have higher gross margins, representing a higher proportion of our net sales during fiscal 2009 than in fiscal 2008. Our gross profit may not be directly comparable to those of our competitors, as statement of operations classification of certain expenses may vary by company.

SG&A

	Fiscal 2009	Fiscal 2008	$ Change	% Change
SG&A	$282,489	$325,342	$(42,853)	(13.2)%
SG&A (as % of net sales)	48.3%	46.5%

Restructuring and other charges included in SG&A	$2,201	$5,847

        The decrease in SG&A was primarily due to (1) significant reductions in our headcount and other overhead costs across all operating groups, (2) cost reductions associated with our exit from certain businesses, (3) the impact on Ben Sherman of a 13% reduction in the average value of the British pound sterling versus the United States dollar in fiscal 2009 as compared to fiscal 2008, (4) reductions in store opening costs resulting from fewer retail store openings in fiscal 2009, (5) reductions in advertising expenses and (6) a decrease in restructuring charges as fiscal 2009 SG&A included restructuring charges of approximately $2.2 million while fiscal 2008 SG&A included restructuring charges and other unusual items totaling a net charge of approximately $5.8 million. The fiscal 2008 restructuring charges were primarily associated with our decision to exit from certain license agreements relating to Nautica and Oscar de la Renta brands and the restructuring of our Arnold Brant business as well as certain severance and fixed asset impairment charges in Tommy Bahama, Ben Sherman and Corporate and Other. The cost savings were partially offset by expenses associated with the operation of additional retail stores which opened subsequent to the beginning of fiscal 2008.

Amortization of intangible assets

	Fiscal 2009	Fiscal 2008	$ Change	% Change
Amortization of intangible assets	$1,217	$2,800	$(1,583)	(56.5)%

        The decrease was the result of amortization typically being greater in the earlier periods following an acquisition.

Impairment of goodwill and intangible assets

	Fiscal 2009	Fiscal 2008	$ Change
Impairment of goodwill and intangible assets	$—	$307,532	$(307,532)

        The non-cash impairment charges in fiscal 2008 included (1) goodwill impairment charges in Tommy Bahama and Ben Sherman of $204.5 million and $37.7 million, respectively, and (2) trademark and other intangible asset impairment charges in Tommy Bahama, Ben Sherman and Lanier Clothes of $17.1 million, $46.1 million and $2.2 million, respectively.

Royalties and other operating income

	Fiscal 2009	Fiscal 2008	$ Change	% Change
Royalties and other operating income	$11,803	$15,661	$(3,858)	(24.6)%

        The decrease in royalties and other operating income was primarily due to the termination of the license agreement for footwear in Tommy Bahama and the challenging economic conditions, as well as the 13% decline in the average value of the British pound sterling versus the United States dollar, which impacted Ben Sherman royalty income.

Operating Income (Loss)

	Fiscal 2009	Fiscal 2008	$ Change
Tommy Bahama	$37,515	$(173,448)	$210,963
Lilly Pulitzer	—	—	—
Ben Sherman	(8,616)	(84,988)	76,372
Lanier Clothes	12,389	(8,283)	20,672
Corporate and Other	(22,378)	(17,682)	(4,696)

Total operating income (loss)	$18,910	$(284,401)	$303,311

Impairment of goodwill and intangible assets included in operating income (loss)	$—	$307,532
LIFO accounting charges included in total operating income (loss)	$4,943	$473
Other restructuring and unusual charges included in total operating income (loss)	$2,556	$10,614

        Operating results, on a consolidated basis, improved from an operating loss of $284.4 million in fiscal 2008 to operating income of $18.9 million in fiscal 2009. The improved results were primarily due to (1) the impairment charges in fiscal 2008, (2) the larger amount of restructuring charges in fiscal 2008 and (3) the reduction in SG&A in fiscal 2009. These items were partially offset by (1) the sales decline, as discussed above, which resulted in lower gross profit, (2) the greater LIFO accounting charges in fiscal 2009 and (3) the decrease in royalties and other operating income. Changes in operating income by operating group are discussed below.

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

        The improved operating results for Lanier Clothes were primarily due to (1) increased gross profit as improved gross margins more than offset the impact of the decreased net sales, (2) reductions in SG&A due to reductions in headcount and other overhead costs and (3) fiscal 2008 including impairment charges of $2.2 million and restructuring charges of $7.9 million, which were primarily related to our exit from the Nautica and Oscar de la Renta licensed businesses, the restructuring of our Arnold Brant business and certain other unusual items.

Corporate and Other:

	Fiscal 2009	Fiscal 2008	$ Change	% Change
Net sales	$5,371	$8,274	$(2,903)	(35.1)%
Operating income (loss)	$(22,378)	$(17,682)	$(4,696)	NM

LIFO accounting charges included in operating income (loss)	$4,943	$473
Restructuring charges included in operating income (loss)	$—	$1,219

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

        Fiscal 2008 included a $7.8 million gain on our repurchase of $33.2 million of aggregate principal amount of our 8 7/8% Senior Unsecured Notes for $25.0 million.

Interest expense, net

	Fiscal 2009	Fiscal 2008	$ Change	% Change
Interest expense, net	$20,469	$21,317	$(848)	(4.0)%

Write-off of deferred financing costs included in interest expense	$1,759	$900

        The decrease in interest expense, net was primarily due to lower debt levels on our 11 3/8% Senior Secured Notes and our 8 7/8% Senior Unsecured Notes in fiscal 2009 as compared to the amount outstanding on our 8 7/8% Senior Secured Notes in fiscal 2008. The decrease in debt was primarily attributable to the net impact of (1) our repurchase of $33.2 million aggregate principal amount of our 8 7/8% Senior Unsecured Notes at a discount in fiscal 2008, (2) the issuance of $150.0 million aggregate principal amount of 11 3/8% Senior Secured Notes in fiscal 2009 and (3) the satisfaction and discharge of $166.8 million aggregate principal amount of our 8 7/8% Senior Unsecured Notes in fiscal 2009, which was funded by the proceeds from the issuance of the 11 3/8% Senior Secured Notes and borrowings under our U.S. Revolving Credit Agreement. The decrease in debt was partially offset by the higher interest rates associated with our 11 3/8% Senior Secured Notes. The impact of these changes was partially offset by the net impact of the $1.8 million and $0.9 million of charges related to the write-off of unamortized deferred financing costs as a result of certain changes to our financing arrangements in each period in fiscal 2009 and fiscal 2008, respectively. All interest expense associated with our U.S. Revolving Credit Agreement was allocated to interest expense in discontinued operations for both fiscal 2009 and fiscal 2008.

Income Taxes

	Fiscal 2009	Fiscal 2008	$ Change
Income taxes	$(2,945)	$(19,845)	$16,900
Effective tax rate	NM	6.7%

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

Net earnings

	Fiscal 2009	Fiscal 2008	Change
Earnings (loss) from continuing operations	$1,386	$(278,106)	$279,492
Earnings (loss) from continuing operations per diluted common share	$0.09	$(17.42)	$17.51

Net earnings from discontinued operations	$13,238	$6,649	$6,589
Net earnings from discontinued operations per diluted common share	$0.81	$0.42	$0.39

Net earnings (loss)	$14,624	$(271,457)	$286,081
Net earnings (loss) per diluted common share	$0.90	$(17.00)	$17.90

Weighted average common shares outstanding—diluted	16,304	15,968	336

        The improved earnings from continuing operations was primarily due to the fiscal 2008 impairment charges and lower SG&A in fiscal 2009. These improvements were partially offset by the impact of (1) lower net sales in fiscal 2009, (2) lower royalty income in fiscal 2009 and (3) the gain on the repurchase of our 8 7/8% Senior Unsecured Notes in fiscal 2008, each as discussed above. The change in the net earnings from discontinued operations was primarily due to $7.3 million of impairment charges and a net charge of $0.4 million for other unusual items in fiscal 2008 as well as the impact of lower SG&A, which were offset by decreased gross profit resulting from a decrease in net sales.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

        Our primary source of revenue and cash flow is our operating activities in the United States and, to a lesser extent, the United Kingdom. Our primary uses of cash flow include the acquisition of apparel products in the operation of our business, as well as employee compensation and benefits, occupancy costs, marketing and advertising costs, other general and administrative operating expenses, funding of capital expenditures for retail stores, payment of quarterly dividends, periodic interest payments related to our financing arrangements and repayment of our indebtedness. If cash inflows are less than cash outflows, we have access to amounts under our U.S. Revolving Credit Agreement and U.K. Revolving Credit Agreement, subject to their terms, each of which is described below. We may seek to finance future capital investment programs through various methods, including, but not limited to, cash on hand, cash flow from operations, borrowings under our current or additional credit facilities and sales of debt or equity securities.

        Although our net sales, operating income and operating cash flows were impacted by the weak economic conditions since fiscal 2008, we maintained positive operating cash flows for each of fiscal 2008, fiscal 2009 and fiscal 2010 and we anticipate operating cash flows will increase as economic conditions continue to improve. Also, we believe we have maintained a strong balance sheet and liquidity through various actions including (1) purchasing inventory at levels which mitigated inventory markdown risk and promotional pressure in fiscal 2009 and most of fiscal 2010, (2) reducing working capital levels during fiscal 2008 and fiscal 2009, (3) reducing our corporate overhead costs in fiscal 2008 and fiscal 2009, (4) exiting certain underperforming businesses in Ben Sherman and Lanier Clothes, (4) reducing our capital expenditures related to new store openings during fiscal 2009 and fiscal 2010 and (5) divesting of substantially all of the operations and assets of our former Oxford Apparel operating group in January 2011. As a result of these actions and positive operating cash flows, we were able to purchase the Lilly Pulitzer brand and operations on December 21, 2010 for $60 million. After all of these events, we had approximately $44.1 million of cash on hand as of January 29, 2011 with no borrowings outstanding under our $175 million U.S. Revolving Credit agreement.

Key Liquidity Measures

($ in thousands)	January 29, 2011	January 30, 2010	$ Change	% Change
Current assets	$268,913	$191,906	$77,007	40.1%
Current liabilities	147,091	96,450	50,641	52.5%

Working capital	$121,822	$95,456	$26,366	27.6%

Working capital ratio	1.83	1.99
Debt to total capital ratio	45%	58%

        Our working capital ratio is calculated by dividing total current assets by total current liabilities, including assets and liabilities related to discontinued operations. Current assets and current liabilities increased from January 30, 2010 to January 29, 2011, as described below; however, current liabilities increased more than current assets, primarily due to the income tax payable related to the gain on sale of our Oxford Apparel operations which is included in current liabilities related to discontinued operations. For the ratio of debt to total capital, debt is defined as short-term and long-term debt, and total capital is defined as debt plus shareholders' equity. The change in the debt to total capital ratio from January 30, 2010 to January 29, 2011 was primarily a result of the gain on the sale of our Oxford Apparel operations and assets in fiscal 2010, as well as earnings from continuing operations and discontinued operations during fiscal 2010, which resulted in an increase in shareholders' equity during the year. Our debt levels and ratio of debt to total capital in future periods may not be comparable to historical amounts due to the impact of the Oxford Apparel sale and as we continue to assess our capital structure. Changes in our capital structure in the future, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Balance Sheet

        The following tables set forth certain information included in our consolidated balance sheets (in thousands) and calculations of changes in the information included in our consolidated balance sheets. Below each table are explanations for any significant changes in the balances at January 29, 2011 compared to January 30, 2010.

Current Assets:

	January 29, 2011	January 30, 2010	$ Change	% Change
Cash and cash equivalents	$44,094	$8,288	$35,806	432.0%
Receivables, net	50,177	44,690	5,487	12.2%
Inventories, net	85,338	58,180	27,158	46.7%
Prepaid expenses, net	12,554	10,508	2,046	19.5%
Deferred tax assets	19,005	13,875	5,130	37.0%

Total current assets related to continuing operations	211,168	135,541	75,627	55.8%
Assets related to discontinued operations	57,745	56,365	1,380	2.4%

Total current assets	$268,913	$191,906	$77,007	40.1%

        Cash and cash equivalents as of January 29, 2011 increased compared to cash and cash equivalents as of January 30, 2010 due to the net impact of cash flow generated from the sale of our Oxford Apparel operations and positive cash flow generated from our continuing operations, which were partially offset by (1) the $60 million acquisition of the Lilly Pulitzer brand and operations, (2) negative cash flows provided by our discontinued operations during fiscal 2010 resulting from increased working capital needs prior to the Oxford Apparel sale, (3) capital expenditures incurred during fiscal 2010 and (4) the payment of dividends during fiscal 2010. Receivables, net as of January 29, 2011 increased compared to January 30, 2010 primarily due to the receivables associated with our Lilly Pulitzer business as of January 29, 2011. Inventories, net as of January 29, 2011 increased from January 30, 2010 primarily due to an increase in inventories in Tommy Bahama to support anticipated sales and growth and the inventory associated with our Lilly Pulitzer business as of January 29, 2011. The increase in prepaid expenses, net from January 30, 2010 to January 29, 2011 was primarily due to the prepaid expenses associated with our Lilly Pulitzer business. Deferred tax assets have increased from January 30, 2010 primarily as a result of the change in book to tax differences associated with compensation accruals, restricted stock awards and accounts receivable reserves. The decrease in assets related to discontinued operations was primarily a result of the sale of inventory, excluding inventory in transit, and other assets related to our Oxford Apparel operations, which was partially offset by an increase in receivables associated with this business, substantially all of which we anticipate collecting prior to the end of the first quarter of fiscal 2011.

Non-current Assets:

	January 29, 2011	January 30, 2010	$ Change	% Change
Property and equipment, net	$83,895	$78,425	$5,470	7.0%
Intangible assets, net	166,680	137,462	29,218	21.3%
Goodwill	16,866	—	16,866	100.0%
Other non-current assets, net	22,117	17,381	4,736	27.2%

Total non-current assets, net	$289,558	233,268	$56,290	24.1%

        The increase in property and equipment, net at January 29, 2011 was primarily due to assets associated with our Lilly Pulitzer business and fiscal 2010 capital expenditures which were partially offset by fiscal 2010 depreciation expense. The increase in intangible assets, net and goodwill was primarily related to the intangible assets and goodwill acquired as part of our acquisition of Lilly Pulitzer during fiscal 2010. The increase in other non-current assets was primarily due to the payment of loans associated with company owned life insurance policies, which had previously been recorded as a reduction to other non-current assets in accordance with U.S. GAAP.

Liabilities:

	January 29, 2011	January 30, 2010	$ Change	% Change
Current liabilities related to continuing operations	$106,306	$77,508	$28,798	37.2%
Long-term debt, less current maturities	147,065	146,408	657	0.4%
Other non-current liabilities	55,441	49,478	5,963	12.1%
Non-current deferred income taxes	28,846	28,421	425	1.5%

Total liabilities related to continuing operations	$337,658	$301,815	35,843	11.9%
Liabilities related to discontinued operations	$40,785	$18,942	21,843	115.3%

Total liabilities	$378,443	$320,757	$57,686	18.0%

        The increase in current liabilities was primarily due to the increase in accounts payable and accrued expenses due to higher inventory purchases near year end in fiscal 2010 and accrued compensation, which resulted from the resumption of our incentive compensation program in fiscal 2010. Our incentive compensation program was suspended in fiscal 2009 and is tied to our financial performance, which exceeded targets for our incentive compensation program in fiscal 2010. The increase in other non-current liabilities primarily resulted from the contingent acquisition consideration liability recognized as part of the acquisition of Lilly Pulitzer, which was partially offset by decreases in deferred rent and environmental reserve liabilities during fiscal 2010. The increase in liabilities related to discontinued operations was primarily a result of the tax liability associated with the gain on sale of the discontinued operations, partially offset by decreases in trade payables due to the sale of the business. We anticipate that substantially all liabilities associated with the discontinued operations will be satisfied before the end of the first half of fiscal 2011.

Statement of Cash Flows

        The following table sets forth the net cash flows resulting in the change in our cash and cash equivalents (in thousands):

	Fiscal 2010	Fiscal 2009	Fiscal 2008
Net cash provided by operating activities	$35,691	$60,975	$51,849
Net cash used in investing activities	(71,553)	(11,297)	(19,801)
Net cash used in financing activities	(11,223)	(65,026)	(79,701)
Net cash provided by discontinued operations	82,860	20,579	37,075

Net change in cash and cash equivalents	$35,775	$5,231	$(10,578)

Fiscal 2010 Compared to Fiscal 2009

        Cash and cash equivalents on hand was $44.1 million and $8.3 million at January 29, 2011 and January 30, 2010, respectively. The change in cash was primarily due to the cash flow activities discussed below.

Operating Activities:

        The operating cash flows for fiscal 2010 and fiscal 2009 of $35.7 million and $61.0 million, respectively, were primarily the result of net earnings for the relevant period, adjusted for non-cash activities such as depreciation, amortization and stock compensation expense as well as changes in our working capital accounts. In fiscal 2010, the more significant changes in working capital were increases in inventories and accounts payable as we increased our inventory in anticipation of higher sales in the future, whereas fiscal 2009 reflected a $35.7 million reduction in inventories during fiscal 2009 as we reduced our inventory levels in all operating groups due to the economic uncertainty and our exit from certain businesses.

Investing Activities:

        During fiscal 2010 and fiscal 2009, investing activities used $71.6 million and $11.3 million, respectively, of cash. In fiscal 2010, we used approximately $58.3 million of cash to acquire the Lilly Pulitzer brand and operations. Additionally, we used cash totaling $13.3 million and $11.3 million of capital expenditures in fiscal 2010 and fiscal 2009, respectively, which were primarily related to new retail stores and costs associated with investments in certain technology initiatives.

Financing Activities:

        During fiscal 2010 and fiscal 2009, financing activities used $11.2 million and $65.0 million, respectively, of cash. In fiscal 2010, the primary use of cash for financing activities was the payment of dividends and the repayment of loans related to certain company owned life insurance policies. In fiscal 2009, cash flow from operations, borrowings under our U.S. Revolving Credit Agreement and the proceeds from the issuance of $150.0 million aggregate principal amount of our 11 3/8% Senior Secured

Notes were used to repurchase $166.8 million aggregate principal amount of our 8 7/8% Senior Unsecured Notes, to pay $5.9 million of dividends and to pay $5.0 million of financing costs associated with the issuance of our 11 3/8% Senior Secured Notes in June 2009.

Discontinued Operations:

        The cash flows from discontinued operations reflect cash flow provided by or used in the activities of our discontinued operations. The change in cash flow from discontinued operations primarily reflects the $102.8 million of proceeds from the sale of the discontinued operations during fiscal 2010, but also reflects that the discontinued operations were reducing working capital requirements in fiscal 2009 and increasing working capital requirements in fiscal 2010. As of January 29, 2011, there were approximately $17.0 million of net assets associated with the discontinued operations included in our consolidated balance sheet, including a $5.4 million receivable for the cash held in escrow related to the Oxford Apparel sale. We anticipate that these net assets, as well as certain commissions we will earn related to inventory in process as of the transaction date, will be converted into cash in the first half of fiscal 2011.

Fiscal 2009 Compared to Fiscal 2008

        Cash and cash equivalents on hand were $8.3 million and $3.3 million at January 30, 2010 and January 31, 2009, respectively. The change in cash was primarily due to the cash flow activities discussed below.

Operating Activities:

        The operating cash flows for fiscal 2009 and fiscal 2008 were primarily the result of earnings for the relevant period, adjusted for non-cash activities such as depreciation, amortization, impairment and stock compensation expense as well as changes in our working capital accounts. In fiscal 2009, the significant change in working capital was a $35.7 million reduction in inventories, while the significant changes in working capital in fiscal 2008 were decreases in inventories and accounts receivable, which increased cash flow from operations, and a decrease in current liabilities, which decreased cash flow from operations. These changes reflect our emphasis in fiscal 2009 and fiscal 2008 on reducing our working capital investment.

Investing Activities:

        During fiscal 2009 and fiscal 2008, investing activities used $11.3 million and $19.8 million, respectively, of cash. In both years, these investing activities primarily consisted of capital expenditures related to new retail stores and costs associated with our ongoing implementation of a new integrated financial system.

Financing Activities:

        In fiscal 2009, financing activities used $65.0 million of cash, which was primarily used for a $54.1 million reduction in debt. In fiscal 2009, cash flow from operations, borrowings under our U.S. Revolving Credit Agreement and the proceeds from the issuance of $150.0 million aggregate principal amount of our 11 3/8% Senior Secured Notes were used to repurchase $166.8 million aggregate principal amount of our 8 7/8% Senior Unsecured Notes, to pay $5.9 million of dividends and to pay $5.0 million of financing costs associated with the issuance of our 11 3/8% Senior Secured Notes in June 2009.

        In fiscal 2008, financing activities used $79.7 million of cash, which was primarily used for a $63.7 million reduction in debt. In fiscal 2008, cash flow from operations were used to repurchase $33.2 million of our 8 7/8% Senior Unsecured Notes, reduce the debt outstanding under our U.S.

Revolving Credit Agreement, pay $14.4 million of dividends and pay $1.7 million of deferred financing costs associated with the refinancing of our U.S. Revolving Credit Agreement.

Discontinued Operations:

        The cash flows from discontinued operations reflect cash flow provided by or used in the activities of our discontinued operations. The change in cash flow from discontinued operations reflects the impact of earnings and reductions in working capital levels during both fiscal 2009 and fiscal 2008.

Liquidity and Capital Resources

        The table below provides a description of our significant financing arrangements and the amounts outstanding under these financing arrangements (in thousands) as of January 29, 2011:

Outstanding

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

$—
£7 million Senior Secured Revolving Credit Facility ("U.K. Revolving Credit Agreement"), which accrues interest at the bank's base rate plus 3.5%, requires interest payments monthly with principal payable on demand and is collateralized by substantially all of the United Kingdom assets of Ben Sherman	—

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

150,000
Unamortized discount	(2,935)

Total debt	$147,065
Short-term debt and current maturities of long-term debt	—

Long-term debt, less current maturities	$147,065

        To the extent cash flow needs exceed cash flow provided by our operations, we will have access, subject to their terms, to our lines of credit to provide funding for operating activities, capital expenditures and acquisitions, if any. Our credit facilities are also used to finance trade letters of credit for product purchases, which are drawn against our lines of credit at the time of shipment of the products and reduce the amounts available under our lines of credit and borrowing capacity under our credit facilities when issued. As of January 29, 2011, approximately $29.9 million of trade letters of credit and other limitations on availability in the aggregate were outstanding against the U.S. Revolving Credit Agreement and the U.K. Revolving Credit Agreement. As of January 29, 2011, we had approximately $145.0 million in unused availability under the U.S. Revolving Credit Agreement and approximately $7.5 million in unused availability under the U.K. Revolving Credit Agreement, subject to the respective limitations on borrowings set forth in the U.S. Revolving Credit Agreement, U.K. Revolving Credit Agreement and the indenture for the 11 3/8% Senior Secured Notes.

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

        We believe that the affirmative covenants, negative covenants, financial covenants and other restrictions are customary for those included in similar facilities and notes entered into at the time we entered into our agreements. During fiscal 2010 and as of January 29, 2011, no financial covenant testing was required pursuant to our U.S. Revolving Credit Agreement as the minimum availability threshold was met at all times. As of January 29, 2011, we were compliant with all covenants related to our credit facilities and 11 3/8% Senior Secured Notes.

        At any time prior to July 15, 2012, we may redeem all or a portion of the 11 3/8% Senior Secured Notes, on not less than 30 nor more than 60 days' prior notice, in amounts of $2,000 or an integral multiple of $1,000 in excess thereof, at a price equal to the greater of (i) 100% of the aggregate principal amount of the 11 3/8% Senior Secured Notes to be redeemed, together with accrued and unpaid interest, if any, to the date of redemption or (ii) as determined by an independent investment banker (as prescribed under the indenture), the sum of the present values of 105.688% of the principal amount of the 11 3/8% Senior Secured Notes being redeemed plus scheduled payments of interest (not including any portion of such payments of interest accrued as of the date of redemption) from the date of redemption to July 15, 2012 discounted to the redemption date on a semiannual basis (assuming a 360-day year consisting of twelve 30-day months) at the Adjusted Treasury Rate (as defined in the indenture) plus 50 basis points, together with accrued and unpaid interest, if any, to the date of redemption.

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

Other Liquidity Items:

        We anticipate that we will be able to satisfy our ongoing cash requirements, which generally consist of working capital and other operating activity needs, capital expenditures (primarily for the opening of additional retail stores), interest payments on our debt during fiscal 2011 and dividends, if any, primarily from positive cash flow from operations supplemented by cash on hand and borrowings under our lines of credit, if necessary. Our need for working capital is typically seasonal with the greatest requirements generally existing in the fall and spring of each year. Our capital needs will depend on many factors including our growth rate, the need to finance inventory levels and the success of our various products. At maturity of the U.S. Revolving Credit Agreement and the 11 3/8% Senior Secured Notes or if the U.K. Revolving Credit Agreement was required to be paid, we anticipate that we will be able to refinance the facilities and debt with terms available in the market at that time, which may or may not be as favorable as the terms of the current agreements.

Contractual Obligations

        The following table summarizes our contractual cash obligations, as of January 29, 2011, by future period:

	Payments Due by Period
	Less Than 1 year	1-3 Years	3-5 Years	More Than 5 Years	Total
	(In thousands)
Contractual Obligations:
11 3/8% Senior Secured Notes	$—	$—	$150,000	$—	$150,000
Interest on 11 3/8% Senior Secured Notes	17,063	34,125	25,594	—	76,782
U.S. Revolving Credit Agreement and U.K. Revolving Credit Agreement(1)
Operating leases(2)	38,671	71,840	57,125	64,895	232,531
Minimum royalty and advertising payments pursuant to royalty agreements	3,283	2,973	1,024	—	7,280
Letters of credit	29,949	—	—	—	29,949
Contingent purchase price consideration(3)	—	5,000	15,000	—	20,000
Other(4)(5)(6)	—	—	—	—	—

Total	$88,966	$113,938	$248,743	$64,895	$516,542

(1)
Principal and interest amounts payable in future periods on our U.S. Revolving Credit Agreement and U.K. Revolving Credit Agreement have been excluded from the table above, as the amount that will be outstanding and interest rate during any fiscal year will be dependent upon future events which are not known at this time. As of January 29, 2011, no amounts were outstanding under our U.S. Revolving Credit Agreement or our U.K. Revolving Credit Agreement.

(2)
Amounts to be paid in future periods for real estate taxes, insurance, other operating expenses and contingent rent applicable to the properties pursuant to the respective operating leases have been excluded from the table above, as the amounts payable in future periods are generally not specified in the lease agreements and are dependent on factors which are not known at this time. Such amounts incurred in fiscal 2010 totaled approximately $11.3 million.

(3)
Amounts reflected in the table reflect the maximum amount payable pursuant to a contingent consideration arrangement associated with the Lilly Pulitzer acquisition, which totaled $20 million as of January 29, 2011. Amounts are payable if certain performance criteria related to the acquired business are met during the four years subsequent to acquisition. As of January 29, 2011, our balance sheet reflects a liability of $10.7 million associated with this arrangement, which reflects the fair value of the anticipated payments as of that date.

(4)
Amounts totaling $9.7 million of deferred compensation obligations and obligations related to the postretirement benefit portions of endorsement-type split dollar life insurance policies, which are included in other non-current liabilities in our consolidated balance sheet as of January 29, 2011, have been excluded from the table above, due to the uncertainty of the timing of the payment of these obligations, which are generally at the discretion of the individual employees or upon the death of the former employee, respectively.

(5)
An environmental reserve liability of $1.9 million, which is included in other non-current liabilities in our consolidated balance sheet as of January 29, 2011 and discussed in Note 6 to our consolidated financial statements included in this report, has been excluded from the above table, as we were not contractually obligated to incur these costs as of January 29, 2011 and the timing of payment is uncertain.

(6)
Non-current deferred tax liabilities of $28.8 million included in our consolidated balance sheet as of January 29, 2011 and discussed in Note 8 to our consolidated financial statements included in this report have been excluded from the above table, as deferred income tax liabilities are calculated based on temporary differences between the tax basis and book basis of assets and liabilities, which will result in taxable amounts in future years when the liabilities are settled at their reported financial statement amounts. As the results of these calculations do not have a direct connection with the amount of cash taxes to be paid in any future periods, scheduling deferred income tax liabilities by period could be misleading.

        Our anticipated capital expenditures for fiscal 2011, which are excluded from the table above as we are not contractually obligated to pay these amounts as of January 29, 2011, are expected to be approximately $30 million. These expenditures are expected to consist primarily of costs associated with opening new retail stores and certain technology initiatives.

Dividend Declaration

        On March 28, 2011, our Board of Directors approved a cash dividend of $0.13 per share payable on April 29, 2011 to shareholders of record as of the close of business on April 15, 2011. Although we have paid dividends in each quarter since we became a public company in July 1960, we may discontinue or modify dividend payments at any time if we determine that other uses of our capital, including but not limited to, payment of outstanding debt, repurchases of outstanding shares or funding of future acquisitions, may be in our best interest; if our expectations of future cash flows and future cash needs outweigh the ability to pay a dividend; or if the terms of our credit facilities, the indenture for the 11 3/8% Senior Secured Notes, other debt instruments, contingent consideration arrangements or applicable law limit our ability to pay dividends. We may borrow to fund dividends in the short-term based on our expectation of operating cash flows in future periods subject to the terms and conditions of our credit facilities, the indenture for the 11 3/8% Senior Secured Notes or other debt instruments. All cash flow from operations will not necessarily be paid out as dividends in all periods.

Off Balance Sheet Arrangements

        We have not entered into agreements which meet the SEC's definition of an off balance sheet financing arrangement, other than operating leases, and have made no financial commitments to or guarantees with respect to any unconsolidated subsidiaries or special purpose entities.

CRITICAL ACCOUNTING POLICIES

        The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. On an ongoing basis, we evaluate our estimates, including those related to receivables, inventories, goodwill, intangible assets, income taxes, contingencies and other accrued expenses. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that we have appropriately applied our critical accounting policies. However, in the event that inappropriate assumptions or methods were used relating to the critical accounting policies below, our consolidated statements of operations could be misstated.

        The detailed summary of significant accounting policies is included in Note 1 to our consolidated financial statements contained in this report. The following is a brief discussion of the more significant accounting policies, estimates and methods we use.

Revenue Recognition and Accounts Receivable

        Our revenue primarily consists of wholesale, retail store, restaurant and e-commerce sales. We consider revenue realized or realizable and earned when the following criteria are met: (1) persuasive evidence of an agreement exists, (2) delivery has occurred, (3) our price to the buyer is fixed or determinable, and (4) collectibility is reasonably assured.

        In the normal course of business we offer certain discounts or allowances to our wholesale customers. Wholesale operations' sales are recorded net of such discounts and allowances, as well as advertising support not specifically relating to the reimbursement for actual advertising expenses by our customers and provisions for estimated returns. As certain allowances and other deductions are not finalized until the end of a season, program or other event which may not have occurred yet, we estimate such discounts and allowances on an ongoing basis. Significant considerations in determining our estimates for discounts, returns and allowances for wholesale customers include historical and current trends, agreements with customers, projected seasonal results, an evaluation of current economic conditions and retailer performance. Actual discounts and allowances to our wholesale customers have not differed materially from our estimates in prior periods. As of January 29, 2011, our total reserves for discounts and allowances were approximately $9.2 million and, therefore, if the allowances changed by 10% it would have a pre-tax impact of $0.9 million on earnings from continuing operations.

        In circumstances where we become aware of a specific customer's inability to meet its financial obligations, a specific reserve for bad debts is taken as a reduction to accounts receivable to reduce the net recognized receivable to the amount reasonably expected to be collected. For all other customers, we recognize estimated reserves for bad debts based on our historical collection experience, the financial condition of our customers, an evaluation of current economic conditions and anticipated trends, each of which is subjective and requires certain assumptions. Actual charges for uncollectible amounts have not differed materially from our estimates in prior periods. As of January 29, 2011, our allowance for doubtful accounts was approximately $2.6 million, and therefore, if the allowance for doubtful accounts changed by 10% it would have a pre-tax impact of approximately $0.3 million on earnings from continuing operations.

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

        For consolidated financial reporting, approximately $74.1 million of our inventories are valued at the lower of last-in, first-out (LIFO) method cost or market after deducting the $46.0 million LIFO reserve as of January 29, 2011. Approximately $11.3 million of our inventories are valued at the lower of FIFO cost or market as of January 29, 2011. As of January 29, 2011 and January 30, 2010, approximately 87% and 81%, respectively, of our inventories are accounted for using the LIFO method. Generally, our inventories related to our domestic operations are valued at the lower of LIFO cost or market and our inventories related to our international operations are valued at the lower of FIFO cost or market. LIFO inventory accounting adjustments are not allocated to our operating groups as LIFO inventory pools do not correspond to our operating group definitions. LIFO reserves are based on the Producer Price Index as published by the United States Department of Labor. We write down inventories valued at the lower of LIFO cost or market when LIFO exceeds market value. We consider LIFO accounting adjustments to not only include changes in the LIFO reserve, but also changes in markdown reserves which are considered in LIFO accounting. For operating group reporting purposes included in Note 10 to our consolidated financial statements and in the results of operations in our Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report, the impact of LIFO accounting is included in Corporate and Other.

        As of January 29, 2011, we had recorded a reserve of approximately $0.8 million related to inventory on the lower of FIFO cost or market method. A 10% change in the amount of markdowns for inventory valued on the lower of FIFO cost or market method as of January 29, 2011 would have a pre-tax impact of approximately $0.1 million on earnings from continuing operations. A change in the markdowns of our inventory valued at the lower of LIFO cost or market method would not be expected to have a material impact on our consolidated financial statements due to the existence of our significant LIFO reserve of $46.0 million, or 38% of the FIFO cost of the inventory, as of January 29, 2011. A change in inventory levels at the end of future years compared to inventory balances as of January 29, 2011 could result in a material impact on our consolidated financial statements as such a change may erode portions of our earlier base year layers for purposes of making our annual LIFO computation.

        The purchase method of accounting for business combinations requires that assets and liabilities, including inventories, are recorded at fair value at acquisition. In accordance with U.S. GAAP, the definition of fair value of inventories acquired generally will equal the expected sales price less certain costs associated with selling the inventory, which may exceed the actual cost of producing the acquired inventories. In determining the fair value of the acquired inventory, we must make certain assumptions regarding costs incurred prior to acquisition for the acquired inventory, an appropriate profit allowance and estimates of the costs to sell the inventory. Such estimates involve significant uncertainty, and if we had made different assumptions, the impact on our consolidated financial statements could be significant. In accordance with U.S. GAAP, we recognized a write-up of inventories of approximately $1.8 million above the cost of acquired inventories to fair value in connection with our acquisition of the Lilly Pulitzer brand and operations, which we included in our allocation of purchase price. Based on the inventory turn of the acquired inventories, approximately $0.8 million of the write-up was recognized as additional cost of goods sold in fiscal 2010, and we anticipate that the remaining $1.0 million of the write-up, which is included in inventories, net in our consolidated balance sheet as of January 29, 2011, will be recognized as cost of goods sold during the first quarter of fiscal 2011 as the acquired inventory is sold in the ordinary course of business.

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

        As part of our annual impairment test, we use certain indicators to evaluate whether the carrying value of goodwill may not be recoverable, such as (i) negative operating cash flow or a forecast that demonstrates declines in the operating cash flow of a reporting unit or the inability of a reporting unit to improve its operations to appropriate levels, (ii) a significant adverse change in the business climate that could affect the value of an entity and (iii) whether the book value of our shareholders' equity exceeds our market capitalization. A decrease in our market capitalization resulting from a decrease in our stock price, or a negative long-term performance outlook, could cause the carrying value of our reporting units to exceed their fair values, which may result in an impairment loss. If our analysis indicates an impairment of goodwill balances, the impairment is recognized in the consolidated financial statements.

        During fiscal 2008, the price of our common stock declined significantly, particularly late in the third quarter and throughout the fourth quarter. As of January 31, 2009, the carrying value of our net assets exceeded the fair value of our net assets, measured as market capitalization of our outstanding common stock, plus a reasonable control premium, and the fair value of our outstanding debt. The analysis comparing our enterprise fair value to our book value along with consideration of the actual and projected results of our reporting units indicated that it was appropriate to write off all goodwill in Tommy Bahama and Ben Sherman in fiscal 2008, resulting in a total goodwill impairment charge of approximately $242.2 million. Additionally, all goodwill related to Oxford Apparel of $1.8 million was written off in fiscal 2008, which is included in discontinued operations in our statements of operations. No impairment of goodwill was recognized in fiscal 2009 or fiscal 2010.

        As a result of our acquisition of the Lilly Pulitzer brand and operations, we allocated approximately $16.9 million of goodwill based on our preliminary fair value allocation. The amount of goodwill ultimately recognized may change in the future if we revise our fair value allocation during the allocation period.

Intangible Assets, net

        Intangible assets included in our consolidated balance sheet as of January 29, 2011 totaled approximately $166.7 million, which includes approximately $6.0 million of customer relationships with finite lives and $160.7 million of trademarks with indefinite lives. At acquisition, we estimate and record the fair value of purchased intangible assets, which primarily consist of trademarks and customer relationships. The fair values and useful lives of these intangible assets are estimated based on management's assessment as well as independent third party appraisals in some cases. Such valuation may include a discounted cash flow analysis of anticipated revenues or cost savings resulting from the acquired intangible asset using an estimate of a risk-adjusted market-based cost of capital as the discount rate.

        Amortization of intangible assets with finite lives, which primarily consist of customer relationships, is recognized over their estimated useful lives using a method of amortization that reflects the pattern in which the economic benefits of the intangible assets are consumed or otherwise realized. We amortize our intangible assets with finite lives for periods of up to 15 years. The determination of an appropriate useful life for amortization is based on our plans for the intangible asset as well as factors outside of our control. Intangible assets with finite lives are reviewed for impairment periodically if events or changes in circumstances indicate that the carrying amount may not be recoverable. If expected future undiscounted cash flows from operations are less than their carrying amounts, an asset is determined to be impaired and a loss is recorded for the amount by which the carrying value of the asset exceeds its fair value. Amortization related to intangible assets with finite lives totaled $1.0 million during fiscal 2010 and is anticipated to be approximately $1.2 million in fiscal 2011.

        Trademarks with indefinite lives are not amortized but instead evaluated for impairment annually or more frequently if events or circumstances indicate that the intangible asset might be impaired. The evaluation of the recoverability of trademarks with indefinite lives includes valuations based on a discounted cash flow analysis utilizing the relief from royalty method, among other considerations. This approach is dependent upon a number of uncertain factors, including estimates of future net sales, growth rates, royalty rates for the trademarks and discount rates. Such estimates involve significant uncertainty, and if our plans or anticipated results change, the impact on our financial statements could be significant. If this analysis indicates an impairment of a trademark with an indefinite useful life, the amount of the impairment is recognized in the consolidated financial statements based on the amount that the carrying value exceeds the estimated fair value of the asset.

        As a result of the impact of the difficult economic conditions on the operations of Tommy Bahama and Ben Sherman as well as the required use of higher discount rates than used in prior years, we recognized approximately $65.4 million of impairment charges related to intangible assets in fiscal 2008. Charges of $17.1 million, $46.1 million and $2.2 million were recognized in Tommy Bahama, Ben Sherman and Lanier Clothes, respectively. The fiscal 2008 impairment charges related to intangible assets resulted in a tax benefit in our consolidated statements of operations. In fiscal 2009 and fiscal 2010, no impairment charges related to intangible assets were recognized.

        As a result of our acquisition of the Lilly Pulitzer brand and operations, we recognized $30.5 million of intangible assets including trademarks and customer relationships in our consolidated balance sheet at acquisition using the methodology outlined above. These acquired intangible assets consist of $27.5 million of indefinite lived trademarks and $3.0 million of definite lived customer relationships. The amount of intangible assets ultimately recognized may change in the future if we revise our fair value allocation during the allocation period.

Income Taxes

        Significant judgment is required in determining the provision for income taxes for a company with global operations. The ultimate tax outcome may be uncertain for many transactions. Our provisions are based on federal and projected state statutory rates and take into account our assessment of permanent book/tax differences, income tax credits and uncertain tax positions. We estimate the effective tax rate for the full fiscal year and record a quarterly income tax provision in accordance with the anticipated annual rate. As the fiscal year progresses, the estimate is refined based upon actual events and earnings (loss) by jurisdiction and to reflect changes in our judgment of the likely outcome of uncertain tax positions. This estimation process periodically results in a change to the expected effective tax rate for the fiscal year. When this occurs, we adjust the income tax provision during the quarter in which the change in estimate occurs so that the year-to-date provision reflects the expected annual rate. Income tax expense may also be adjusted for discrete events occurring during the year, such as the enactment of tax rate changes or changes in uncertain tax positions, which are reflected in the quarter that the changes occur.

Business Combinations

        We account for our business combinations using the purchase method of accounting. The cost of each acquired business is allocated to the individual tangible and intangible assets acquired and liabilities assumed or incurred as a result of the acquisition based on their estimated fair values. The assessment of the estimated fair values of assets and liabilities acquired requires us to make certain assumptions regarding the use of the acquired assets, anticipated cash flows, probabilities of cash flows, discount rates and other factors. The methodology of determining the acquired fair value for inventories, goodwill and intangible assets are each discussed in more detail above.

        As part of our acquisition of the Lilly Pulitzer brand and operations, we have entered into certain contingent consideration arrangements with the sellers, whereby we will owe the sellers contingent consideration if certain performance criteria related to the acquired business are attained. The purchase method of accounting requires that this contingent consideration is recorded at fair value on the date of acquisition and adjusted periodically based on our estimates of fair value. Such valuation requires assumptions regarding anticipated cash flows, probabilities of cash flows, discount rates and other factors. For the Lilly Pulitzer acquisition, the total contingent consideration that we may be required to pay totals $20 million; however, our estimate on the date of acquisition of the fair value of this amount is approximately $10.5 million, which reflects the discounted fair value of the anticipated payments. This estimate of fair value considers each of the assumptions discussed above. Such estimates involve significant uncertainty, and we expect that during the one year allocation period and subsequent to the allocation period, we will gain better knowledge about the uncertainties, and we expect that it is very likely that we will revise our estimate of the fair value of this contingent consideration in future periods. Additionally, the fair value will change each period with the recognition of interest expense resulting from the passage of time at the applicable discount rate as we approach the payment dates of the contingent consideration. If our plans or the anticipated results of the acquired business change, the impact on our consolidated balance sheets and consolidated statements of operations could be significant.

        Based on our current assumptions related to the contingent consideration valuation, we anticipate that the change in fair value associated with the contingent consideration arrangement will be approximately $2.4 million during fiscal 2011 assuming there are no other changes to our assumptions related to the fair value of the contingent consideration arrangement. The change in fair value of the contingent consideration in fiscal 2011 and subsequent periods could change significantly if our assumptions regarding the valuation of the contingent consideration change during fiscal 2011.

        We anticipate that the allocation of purchase price will be revised during the allocation period as necessary when, and if, information becomes available to revise the fair value of the assets acquired and the liabilities assumed. To the extent information to revise the allocation becomes available during the allocation period the allocation of the purchase price will be adjusted. Should information become available after the allocation period indicating that adjustments to the allocation are appropriate, those adjustments will be included in operating results. The allocation period will not exceed one year from the date of the acquisition. As we have not completed our valuation of assets and liabilities acquired, including the valuation of the contingent consideration, we have not completed the purchase price allocation related to our December 21, 2011 acquisition of Lilly Pulitzer as discussed in Note 14 of our consolidated financial statements included in this report.

        For the valuation of each of the acquired assets, including receivables, inventories, fixed assets, intangible assets, other assets and goodwill, and the acquired liabilities, including accounts payable, accrued expenses, contingent consideration and any other liabilities, the assumptions that we made regarding the valuation of these assets could differ significantly from the assumptions made by other parties. The use of different assumptions could result in materially different valuations for the acquired assets and liabilities assumed, which would impact the opening balance sheet as well as the results of operations for future periods.

SEASONALITY

        Although our various product lines are sold on a year-round basis, the demand for specific products or styles may be seasonal. For example, the demand for Tommy Bahama and Lilly Pulitzer products in our principal markets is generally higher in the spring season and lower in the fall season.

Typically, our wholesale products are sold prior to each of the retail selling seasons, including spring, summer, fall and holiday. As the timing of product shipments and other events affecting the retail business may vary, we do not believe that results for any particular quarter are necessarily indicative of results for the full fiscal year. In addition, we do not believe that the fiscal 2010 distribution of net sales and operating income is necessarily indicative of the expected distribution in future years as the information below does not reflect a full year's operations of Lilly Pulitzer and individual quarters may be impacted by certain unusual or non-recurring items, economic conditions or other factors. The following table presents the percentage of net sales and operating income by quarter (unaudited) for fiscal 2010:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	27%	24%	23%	26%
Operating income	37%	27%	16%	20%

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

        We are exposed to market risk from changes in interest rates on our indebtedness, which could impact our financial condition and results of operations in future periods. Our objective is to limit the impact of interest rate changes on earnings and cash flow, primarily through a mix of fixed-rate and variable-rate debt. This assessment also considers our need for flexibility in our borrowing arrangements resulting from the seasonality of our business, among other factors. We continuously monitor interest rates to consider the sources and terms of our borrowing facilities in order to determine whether we have achieved our interest rate management objectives. None of our debt was entered into for speculative purposes. Also, we generally do not engage in hedging activities with respect to our interest rate risk and generally do not enter into such any such hedging transactions on a speculative basis.

        As of January 29, 2011, we had no debt outstanding which was subject to variable interest rates, although we did have debt subject to variable interest rates outstanding at various times during fiscal 2010. Our lines of credit, which are based on variable interest rates, provide the necessary borrowing flexibility we require due to the seasonality of our business and our need to fund certain product purchases with trade letters of credit. To the extent that the amounts outstanding under our variable-rate lines of credit change, our exposure to changes in interest rates would also change. We do not believe that borrowings and interest rates, and therefore interest expense, for fiscal 2010 are necessarily indicative of borrowings in future periods given our divestiture and acquisition activities in the fourth quarter of fiscal 2010, as well as other factors. After considering the impact of these transactions, we do not anticipate having a significant amount of borrowings outstanding under our variable-rate lines of credits during fiscal 2011; however, we may have amounts outstanding under our variable-rate lines of credits at certain times during fiscal 2011 based on our seasonal working capital requirements or if anticipated cash requirements exceed our current expectations. If we make changes to our capital structure or acquire additional businesses in the future, such transactions could materially impact our borrowing levels on our variable-rate lines of credit and, thus, interest expense in future periods as well.

        As of January 29, 2011, we had approximately $150 million aggregate principal amount of fixed-rate debt outstanding, consisting of our 11 3/8% Senior Secured Notes, which have an effective interest rate of 12.0% and mature in July 2015. Such fixed-rate debt may result in higher interest expense than could be obtained under variable interest rate arrangements in certain periods, but is primarily intended to provide long-term financing of our capital structure and minimize our exposure to increases in interest rates. A change in the market interest rate impacts the fair value of our fixed-rate debt but has no impact on interest incurred or cash flows. Even if we have a substantial amount of cash on hand, our ability to reduce the amount of our 11 3/8% Senior Secured Notes outstanding may be limited until July 2012, without a significant costs.

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

        We receive United States dollars for most of our product sales. However, approximately 10% of our net sales for fiscal 2010 were denominated in currencies other than the United States dollar. These sales primarily relate to Ben Sherman sales in the United Kingdom and Europe. A strengthening United States dollar could result in lower levels of sales and earnings in our consolidated statements of operations in future periods, although the sales in foreign currencies could be equal to or greater than amounts as previously reported. Based on our net sales during fiscal 2010 denominated in foreign currencies, if the United States dollar had been 10% stronger against the British pound we would have experienced a decrease in net sales of approximately $6.2 million, but the impact on operating income would have been immaterial.

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

        We may from time to time purchase short-term foreign currency forward exchange contracts to hedge against changes in foreign currency exchange rates, and at January 29, 2011, we were a party to approximately $16.5 million of such contracts that were unsettled. These contracts primarily consist of agreements to purchase U.S. dollars and sell Euro. During fiscal 2010, foreign currency forward exchange contracts outstanding did not exceed $20 million at any time. When such contracts are outstanding, the contracts are marked to market with the offset being recognized in other comprehensive income or our consolidated statement of operations if the transaction does or does not, respectively, qualify as a hedge in accordance with U.S. GAAP.

Commodity and Inflation Risk

        We are affected by inflation and changing prices primarily through the purchase of raw materials and finished goods and increased operating costs to the extent that any such fluctuations are not reflected by adjustments in the selling prices of our products. Inflation/deflation risks are managed by each operating group through selective price increases when possible, productivity improvements and cost containment initiatives. We do not enter into significant long-term sales or purchase contracts, and we do not engage in hedging activities with respect to such risk. Based on purchases and negotiations for inventory purchases thus far in fiscal 2011, it appears that our gross margins will be impacted by pricing pressures on raw materials, fuel, transportation and other costs necessary for the production and sourcing of apparel products during fiscal 2011 compared to fiscal 2010.

Item 8.    Financial Statements and Supplementary Data

OXFORD INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Fiscal 2010	Fiscal 2009	Fiscal 2008
Net sales	$603,947	$585,306	$699,064
Cost of goods sold	276,540	294,493	363,452

Gross profit	327,407	290,813	335,612
SG&A	301,002	282,489	325,342
Amortization of intangible assets	973	1,217	2,800
Change in fair value of contingent consideration	200	—	—
Impairment of goodwill and intangible assets	—	—	307,532

	302,175	283,706	635,674
Royalties and other operating income	15,430	11,803	15,661

Operating income (loss)	40,662	18,910	(284,401)
Gain on repurchase of 8 7/8% Senior Unsecured Notes	—	—	7,767
Interest expense, net	19,887	20,469	21,317

Earnings (loss) from continuing operations before income taxes	20,775	(1,559)	(297,951)
Income taxes (benefit)	4,540	(2,945)	(19,845)

Earnings (loss) from continuing operations	16,235	1,386	(278,106)
Earnings from discontinued operations, net of taxes	12,877	13,238	6,649
Gain on sale of discontinued operations, net of taxes	49,546	—	—

Net earnings from discontinued operations	62,423	13,238	6,649

Net earnings (loss)	$78,658	$14,624	$(271,457)

Earnings (loss) from continuing operations, net of taxes per common share:
Basic	$0.98	$0.09	$(17.42)
Diluted	$0.98	$0.09	$(17.42)
Earnings from discontinued operations, net of taxes per common share:
Basic	$0.78	$0.81	$0.42
Diluted	$0.78	$0.81	$0.42
Gain on sale of discontinued operations, net of taxes per common share:
Basic	$3.00	$0.00	$0.00
Diluted	$2.99	$0.00	$0.00

Net earnings from discontinued operations per common share:
Basic	$3.77	$0.81	$0.42
Diluted	$3.77	$0.81	$0.42

Net earnings (loss) per common share:
Basic	$4.76	$0.90	$(17.00)
Diluted	$4.75	$0.90	$(17.00)
Weighted average common shares outstanding:
Basic	16,537	16,297	15,968
Dilution	14	7	—

Diluted	16,551	16,304	15,968

Dividends declared per common share	$0.44	$0.36	$0.72

See accompanying notes.

OXFORD INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except par amounts)

	January 29, 2011	January 30, 2010
ASSETS
Current Assets:
Cash and cash equivalents	$44,094	$8,288
Receivables, net	50,177	44,690
Inventories, net	85,338	58,180
Prepaid expenses, net	12,554	10,508
Deferred tax assets	19,005	13,875
Assets related to discontinued operations, net	57,745	56,365

Total current assets	268,913	191,906
Property and equipment, net	83,895	78,425
Intangible assets, net	166,680	137,462
Goodwill	16,866	—
Other non-current assets, net	22,117	17,381

Total Assets	$558,471	$425,174

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Trade accounts payable and other accrued expenses	$83,211	$68,249
Accrued compensation	23,095	9,259
Liabilities related to discontinued operations	40,785	18,942

Total current liabilities	147,091	96,450
Long-term debt, less current maturities	147,065	146,408
Other non-current liabilities	55,441	49,478
Non-current deferred income taxes	28,846	28,421
Commitments and contingencies
Shareholders' Equity:
Common stock, $1.00 par value per common share	16,511	16,461
Additional paid-in capital	96,597	91,840
Retained earnings	90,739	19,356
Accumulated other comprehensive loss	(23,819)	(23,240)

Total shareholders' equity	180,028	104,417

Total Liabilities and Shareholders' Equity	$558,471	$425,174

See accompanying notes.

OXFORD INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(in thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, February 2, 2008	16,049	$85,224	$293,045	$13,063	$407,381
Comprehensive income:
Net earnings (loss) and other comprehensive income (loss)	—	—	(271,457)	(40,668)	(312,125)
Shares issued under stock plans, net of tax benefit of $0.3 million	375	(284)	—	—	91
Compensation expense for stock awards	—	3,485	—	—	3,485
Repurchase of common stock	(558)	—	558	—	—
Cash dividends declared	—	—	(11,525)	—	(11,525)

Balance, January 31, 2009	15,866	88,425	10,621	(27,605)	87,307
Comprehensive income:
Net earnings and other comprehensive income	—	—	14,624	4,365	18,989
Shares issued under stock plans, net of tax provision of $0.4 million	595	(950)	—	—	(355)
Compensation expense for stock awards	—	4,365	—	—	4,365
Cash dividends declared	—	—	(5,889)	—	(5,889)

Balance, January 30, 2010	16,461	91,840	19,356	(23,240)	104,417
Comprehensive income:
Net earnings and other comprehensive income (loss)	—	—	78,658	(579)	78,079
Shares issued under stock plans, net of tax benefit of $0.1 million	50	224	—	—	274
Compensation expense for stock awards	—	4,533	—	—	4,533
Cash dividends declared	—	—	(7,275)	—	(7,275)

Balance, January 29, 2011	16,511	$96,597	$90,739	$(23,819)	$180,028

See accompanying notes.

OXFORD INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal 2010	Fiscal 2009	Fiscal 2008
Cash Flows From Operating Activities:
Earnings (loss) from continuing operations	$16,235	$1,386	$(278,106)
Adjustments to reconcile earnings (loss) from continuing operations to net cash provided by operating activities:
Depreciation	17,840	19,207	20,849
Amortization of intangible assets	973	1,217	2,800
Impairment of goodwill and intangible assets	—	—	307,532
Change in fair value of contingent consideration	200	—	—
Amortization/write-off of deferred financing costs and bond discount	1,952	3,370	2,921
Gain on repurchase of 8 7/8% Senior Unsecured Notes	—	—	(7,767)
Stock compensation expense	4,549	4,003	3,420
Loss on sale of property and equipment	376	2,147	128
Deferred income taxes	(4,620)	(8,114)	(26,254)
Changes in working capital, net of acquisitions and dispositions:
Receivables	162	1,250	20,405
Inventories	(17,920)	35,669	20,399
Prepaid expenses	(369)	79	1,327
Current liabilities	22,340	(1,220)	(17,113)
Other non-current assets	(1,260)	(1,390)	3,751
Other non-current liabilities	(4,767)	3,371	(2,443)

Net cash provided by operating activities	35,691	60,975	51,849
Cash Flows From Investing Activities:
Acquisitions, net of cash acquired	(58,303)	—	—
Purchases of property and equipment	(13,328)	(11,308)	(20,038)
Other	78	11	237

Net cash used in investing activities	(71,553)	(11,297)	(19,801)
Cash Flows From Financing Activities:
Repayment of revolving credit arrangements	(172,082)	(252,764)	(373,088)
Proceeds from revolving credit arrangements	172,082	219,444	334,344
Repayment of company owned life insurance policy loans	(4,125)	—	—
Repurchase of 8 7/8% Senior Unsecured Notes	—	(166,805)	(24,971)
Proceeds from the issuance of 11 3/8% Senior Secured Notes	—	146,029	—
Deferred financing costs paid	—	(5,049)	(1,664)
Proceeds from issuance of common stock	177	8	91
Dividends on common stock	(7,275)	(5,889)	(14,413)

Net cash used in financing activities	(11,223)	(65,026)	(79,701)
Cash Flows from Discontinued Operations:
Net operating cash flows (used in) provided by discontinued operations	(19,930)	20,594	38,513
Net investing cash flows provided by (used in) discontinued operations	102,790	(15)	(1,438)

Net cash provided by discontinued operations	82,860	20,579	37,075

Net change in cash and cash equivalents	35,775	5,231	(10,578)
Effect of foreign currency translation on cash and cash equivalents	31	(233)	(1,044)
Cash and cash equivalents at the beginning of year	8,288	3,290	14,912

Cash and cash equivalents at the end of year	$44,094	$8,288	$3,290

Supplemental disclosure of cash flow information:
Cash paid for interest, net, including interest paid for discontinued operations	$18,560	$20,051	$21,900
Cash paid for income taxes, including income taxes paid for discontinued operations	$20,859	$9,741	$11,241

See accompanying notes.

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 29, 2011

Note 1. Summary of Significant Accounting Policies

  Principal Business Activity

        We are an international apparel design, sourcing and marketing company featuring a diverse portfolio of owned lifestyle brands, featuring Tommy Bahama, Ben Sherman and Lilly Pulitzer, as well as owned and licensed brands of tailored clothing and golf apparel. We distribute our owned lifestyle branded products through a variety of upscale department stores and specialty stores as well as company owned retail stores and e-commerce websites. Additionally, we operate Tommy Bahama restaurants, which are generally adjacent to certain of our Tommy Bahama retail stores. Our branded and private label tailored clothing products are distributed through department stores, specialty stores, national chains, specialty catalogs, mass merchants and Internet retailers. Originally founded in 1942, we have undergone a transformation as we migrated from our historical domestic manufacturing roots towards a focus on designing, sourcing and marketing apparel products bearing prominent trademarks owned by us.

        Unless otherwise indicated, all references to assets, liabilities, revenues and expenses in these financial statements reflect continuing operations and exclude any amounts related to the discontinued operations of our former Oxford Apparel Group, as discussed in note 15.

  Fiscal Year

        Our fiscal year ends on the Saturday closest to January 31 and will, in each case, begin at the beginning of the day next following the last day of the preceding fiscal year. As used in these financial statements, the terms listed below (or words of similar import) reflect the respective period noted:

Fiscal 2011	52 weeks ending January 28, 2012
Fiscal 2010	52 weeks ended January 29, 2011
Fiscal 2009	52 weeks ended January 30, 2010
Fiscal 2008	52 weeks ended January 31, 2009

  Principles of Consolidation

        Our consolidated financial statements include the accounts of Oxford Industries, Inc. and any other entities in which we have a controlling financial interest, including our wholly-owned domestic and foreign subsidiaries, or entities that meet the definition of a variable interest entity of which we are deemed to be the primary beneficiary. In determining whether a controlling financial interest exists, we consider ownership of voting interests, as well as other rights of the investors. The results of operations of acquired businesses are included in our consolidated statements of operations from the respective dates of the acquisitions. All significant intercompany accounts and transactions are eliminated in consolidation.

        We account for investments in which we exercise significant influence, but do not control and have not been determined to be the primary beneficiary, using the equity method of accounting. Significant influence is generally presumed to exist when we own between 20% and 50% of the entity. However, if we own a greater than 50% ownership interest in an entity and the minority shareholders hold certain rights that allow them to approve or veto certain major decisions of the business, we would use the equity method of accounting. Under the equity method of accounting, original investments are

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 29, 2011

Note 1. Summary of Significant Accounting Policies (Continued)

recorded at cost, and are subsequently adjusted for our contributions to, distributions from and share of income or losses of the entity. Allocations of income and loss and distributions by the entity are made in accordance with the terms of the ownership agreement. We did not own any investments in an unconsolidated entity accounted for under the equity method as part of our continuing operations in any period presented. Our investments accounted for under the equity method related to discontinued operations are included in assets related to discontinued operations, net in our consolidated balance sheets, and the related income is included in earnings from discontinued operations in our consolidated statements of operations.

  Business Combinations

        We account for our business combinations using the purchase method of accounting. The cost of each acquired business is allocated to the individual tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. The assessment of the estimated fair values of assets and liabilities acquired requires us to make certain assumptions regarding the use of the acquired assets, anticipated cash flows, probabilities of cash flows, discount rates and other factors. The allocation may be revised during an allocation period as necessary when, and if, information becomes available to revise the fair value of the assets acquired and the liabilities assumed. To the extent information to revise the allocation becomes available during the allocation period, the allocation of the purchase price will be adjusted. Should information become available after the allocation period indicating that adjustments to the allocation is appropriate, those adjustments will be included in operating results. The allocation period will not exceed one year from the date of the acquisition. As we have not completed our valuation of assets and liabilities acquired, we have not completed the purchase price allocation related to our December 21, 2010 acquisition of the Lilly Pulitzer brand and operations, as discussed in note 14.

  Revenue Recognition and Accounts Receivable

        Our revenue consists of wholesale, retail store, restaurant and e-commerce. We consider revenue realized or realizable and earned when the following criteria are met: (1) persuasive evidence of an agreement exists, (2) delivery has occurred, (3) our price to the buyer is fixed or determinable and (4) collectibility is reasonably assured.

        For sales within our wholesale operations, we consider a submitted purchase order or some form of electronic communication from the customer requesting the goods persuasive evidence of an agreement. For substantially all of our wholesale sales, our products are considered sold and delivered at the time that the products are shipped, as substantially all products are sold based on FOB shipping point terms. This generally coincides with the time that title passes and the risks and rewards of ownership have passed to the customer. For certain transactions in which the goods do not pass through our owned or third party distribution centers and title and the risks and rewards of ownership pass at the time the goods leave the foreign port, revenue is recognized at that time. In certain cases in which we retain the risk of loss during shipment, revenue recognition does not occur until the goods have reached the specified customer. Retail store revenue, concession revenue and restaurant revenues are recorded at the time of sale to consumers. E-commerce revenue is recorded at the time of shipment to consumers. Retail store, e-commerce and restaurant revenues are recorded net of

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 29, 2011

Note 1. Summary of Significant Accounting Policies (Continued)

estimated returns, as appropriate, and net of applicable sales taxes in our consolidated statements of operations.

        In the normal course of business we offer certain discounts or allowances to our wholesale customers. Wholesale operations' sales are recorded net of such discounts and allowances, as well as advertising support not specifically relating to the reimbursement for actual advertising expenses by our customers and provisions for estimated returns. As certain allowances and other deductions are not finalized until the end of a season, program or other event which may not have occurred yet, we estimate such discounts and allowances on an ongoing basis. Significant considerations in determining our estimates for discounts, returns and allowances for wholesale customers include historical and current trends, agreements with customers, projected seasonal results, an evaluation of current economic conditions and retailer performance. We record the discounts, returns and allowances as a reduction to net sales in our consolidated statements of operations. As of January 29, 2011 and January 30, 2010, reserve balances related to these items were $9.2 million and $8.8 million, respectively.

        In circumstances where we become aware of a specific customer's inability to meet its financial obligations, a specific reserve for bad debts is taken as a reduction to accounts receivable to reduce the net recognized receivable to the amount reasonably expected to be collected. Such amounts are written off at the time that the amounts are not considered collectible. For all other customers, we recognize estimated reserves for bad debts based on our historical collection experience, the financial condition of our customers, an evaluation of current economic conditions and anticipated trends, each of which is subjective and requires certain assumptions. We include such charges and write-offs in SG&A in our consolidated statements of operations. As of January 29, 2011 and January 30, 2010, bad debt reserve balances were $2.6 million and $1.6 million, respectively.

        We have determined that gift card balances are unlikely to be redeemed once they have been outstanding for four years and therefore may be recognized as income, subject to applicable laws in certain states. Gift card breakage is included in net sales in our consolidated statements of operations.

        Royalties from the license of our owned brands, which are generally based on the greater of a percentage of the licensee's actual net sales or a contractually determined minimum royalty amount, are recorded based upon the guaranteed minimum levels and adjusted as sales data is received from licensees. In some cases, we may receive initial payments for the grant of license rights, which are recognized as revenue over the term of the license agreement. Royalty income was $15.3 million, $11.6 million and $15.5 million during fiscal 2010, fiscal 2009 and fiscal 2008, respectively and is included in royalties and other operating income in our consolidated statements of operations.

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

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 29, 2011

Note 1. Summary of Significant Accounting Policies (Continued)

        Our gross margins may not be directly comparable to those of our competitors, as statement of operations classifications of certain expenses may vary by company.

  SG&A

        We include in SG&A costs incurred subsequent to the receipt of finished goods at our distribution facilities, such as the cost of inspection, stocking, warehousing, picking and packing, and shipping and handling of goods for delivery to customers. SG&A also includes product design costs, selling costs, royalty costs, advertising, promotion and marketing expenses, professional fees, other general and administrative expenses and our corporate overhead costs. Additionally, all costs associated with the operations of our retail stores, concessions and restaurants, such as labor and occupancy costs and other fees, are included in SG&A.

        Distribution network costs, including shipping and handling, are included as a component of SG&A. We consider distribution network costs to be the costs associated with operating our distribution centers, as well as the costs paid to third parties who perform those services for us. In fiscal 2010, fiscal 2009 and fiscal 2008, distribution network costs, including shipping and handling, included in SG&A totaled approximately $21.6 million, $21.4 million and $28.3 million, respectively. We generally classify amounts billed to customers for shipping and handling fees as revenues and classify costs related to shipping in SG&A in our consolidated statements of operations.

        All costs associated with advertising, promoting and marketing of our products are expensed during the period when the advertisement first shows. Costs associated with cooperative advertising programs under which we agree to make general contributions to the customers' advertising and promotional funds are recorded as a reduction to net sales as recognized. If we negotiate an advertising plan and share in the cost for an advertising plan that is for specific ads run for products purchased by the customer from us, and the customer is required to provide proof that the advertisement was run, such costs are recognized as SG&A. Advertising, promotions and marketing expenses included in SG&A for fiscal 2010, fiscal 2009 and fiscal 2008 were $15.2 million, $15.0 million and $23.8 million, respectively. Prepaid advertising, promotions and marketing expenses included in prepaid expenses in our consolidated balance sheets as of January 29, 2011 and January 30, 2010 were $0.8 million and $0.8 million, respectively.

        Royalties related to our license of third party brands, which are generally based on the greater of a percentage of our actual net sales for the brand or a contractually determined minimum royalty amount, are recorded based upon the guaranteed minimum levels and adjusted based on net sales of the branded products, as appropriate. In some cases, we may be required to make certain up-front payments for the license rights, which are deferred and recognized as royalty expense over the term of the license agreement. Royalty expenses recognized as SG&A in fiscal 2010, fiscal 2009 and fiscal 2008 were $3.4 million, $2.7 million and $5.1 million, respectively. Such amounts may be dependent upon sales of our products which we sell pursuant to the terms of a license agreement with another party.

  Cash and Cash Equivalents

        We consider cash equivalents to be short-term investments with original maturities of three months or less for purposes of our consolidated statements of cash flows.

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 29, 2011

Note 1. Summary of Significant Accounting Policies (Continued)

  Supplemental Disclosure of Non-cash Investing and Financing Activities

        During fiscal 2010, in connection with our acquisition of the Lilly Pulitzer brand and operations, we accrued the fair value of contingent consideration totaling $10.5 million as a non-cash investing activity. The timing of payment of the contingent consideration is dependent upon the acquired Lilly Pulitzer business meeting certain earnings thresholds in the four years subsequent to acquisition. The amount to ultimately be paid is uncertain at this time, but the maximum amount payable is $20 million in the aggregate.

        During fiscal 2010, in connection with our sale of substantially all of the operations and assets of our former Oxford Apparel Group, we accrued $5.4 million, which is payable to us upon completion of the related working capital calculation, less the working capital shortfall, if any. This amount represents a non-cash investing activity. We anticipate that this amount, as adjusted for the final working capital adjustment, if any, will be paid to us in the first quarter of fiscal 2011.

  Inventories, net

        For operating group reporting, inventory is carried at the lower of FIFO cost or market. We continually evaluate the composition of our inventories for identification of distressed inventory. In performing this evaluation we consider slow-turning products, prior-seasons' fashion products and current levels of replenishment program products as compared to future sales estimates. For wholesale inventory, we estimate the amount of goods that we will not be able to sell in the normal course of business and write down the value of these goods as necessary. For retail inventory, we provide an allowance for shrinkage and goods expected to be sold below cost. As the amount to be ultimately realized for the goods is not necessarily known at period end, we must utilize certain assumptions considering historical experience, the age of the inventory, inventory quantity, quality and mix, historical sales trends, future sales projections, consumer and retailer preferences, market trends and general economic conditions.

        For consolidated financial reporting, as of January 29, 2011 and January 30, 2010, approximately $74.1 million and $47.2 million of our inventories are valued at the lower of LIFO cost or market after deducting our LIFO reserve, and approximately $11.3 million and $11.0 million of our inventories are valued at the lower of FIFO cost or market as of January 29, 2011 and January 30, 2010, respectively. As of January 29, 2011 and January 30, 2010, approximately 87% and 81%, respectively, of our inventories are accounted for using the LIFO method. Generally, inventories of our domestic operations are valued at the lower of LIFO cost or market, and our inventories of our international operations are valued at the lower of FIFO cost or market. LIFO inventory accounting adjustments are not allocated to the respective operating groups as our LIFO inventory pool does not correspond to our operating group definitions. LIFO reserves are based on the Producer Price Index as published by the United States Department of Labor. We write down inventories valued at the lower of LIFO cost or market when LIFO cost exceeds market value. We consider LIFO accounting adjustments to not only include changes in the LIFO reserve, but also changes in markdown reserves which are considered in LIFO accounting. The impact of accounting for inventories on the LIFO method is reflected in Corporate and Other for operating group reporting purposes included in Note 10.

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 29, 2011

Note 1. Summary of Significant Accounting Policies (Continued)

        The purchase method of accounting for business combinations requires that assets and liabilities, including inventories, are recorded at fair value at acquisition. In accordance with U.S. GAAP, the definition of fair value of inventories acquired generally will equal the expected sales price less certain costs associated with selling the inventory, which may exceed the actual cost of the acquired inventories. In accordance with U.S. GAAP, we recognized a write-up of inventories in connection with our acquisition of the Lilly Pulitzer brand and operations of approximately $1.8 million above the cost of the acquired inventories to fair value, which we included in our allocation of purchase price. Based on the inventory turn of the acquired inventories, approximately $0.8 million of the write-up was recognized as additional cost of goods sold in fiscal 2010, and we anticipate that the remaining $1.0 million of the write-up, which is included in inventories in our consolidated balance sheet as of January 29, 2011, will be recognized as cost of goods sold in the first quarter of fiscal 2011.

  Property and Equipment, net

        Property and equipment, including leasehold improvements that are reimbursed by landlords as a tenant improvement allowance and any assets under capital leases is carried at cost less accumulated depreciation. Additions are capitalized while repair and maintenance costs are charged to the statement of operations as incurred. Depreciation is calculated using both straight-line and accelerated methods generally over the estimated useful lives of the assets as follows:

Buildings and improvements	7 – 40 years
Machinery and equipment	2 – 15 years
Leasehold improvements	Lesser of remaining life of the asset or lease term

        Property and equipment is reviewed periodically for impairment if events or changes in circumstances indicate that the carrying amount may not be recoverable. If expected future undiscounted cash flows from operations are less than their carrying amounts, an asset is determined to be impaired and a loss is recorded for the amount by which the carrying value of the asset exceeds its fair value.

        Depreciation expense for fiscal 2010, fiscal 2009 and fiscal 2008 included approximately $0.4 million, $2.3 million and $1.5 million, respectively, of impairment charges for property and equipment. Substantially all of these charges were recorded in SG&A in our consolidated statements of operations.

  Goodwill, net

        Goodwill is recognized as the amount by which the cost to acquire a company or group of assets exceeds the fair value of assets acquired less any liabilities assumed at acquisition. Such goodwill is allocated to the respective reporting unit at the time of acquisition. Goodwill is not amortized but instead is evaluated for impairment annually or more frequently if events or circumstances indicate that the goodwill might be impaired. The evaluation of the recoverability of goodwill includes valuations of each applicable underlying business using fair value techniques and market comparables which may include a discounted cash flow analysis or an independent appraisal. Significant estimates, some of which require subjective judgment, included in such a valuation include future cash flow projections of the business, which are based on our future expectations for the business. Additionally, the discount

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 29, 2011

Note 1. Summary of Significant Accounting Policies (Continued)

rate used in this analysis is an estimate of the risk-adjusted market-based cost of capital. The estimates and assumptions included in the valuation involve significant uncertainty, and if our plans or anticipated results change, the impact on our financial statements could be significant.

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

        During fiscal 2008 the price of our common stock declined significantly, particularly late in the third quarter and throughout the fourth quarter. At the time of our impairment test during the fourth quarter of fiscal 2008, the carrying value of our net assets exceeded the fair value of our net assets, measured as market capitalization of our outstanding common stock, plus a reasonable control premium, and the fair value of our outstanding debt. The analysis comparing our enterprise fair value to our book value along with consideration of the actual and projected results of our reporting units indicated that it was appropriate to write-off all goodwill in Tommy Bahama and Ben Sherman in fiscal 2008, resulting in a total goodwill impairment charge of approximately $242.2 million. Additionally, in connection with this analysis, we also wrote off all goodwill related to Oxford Apparel, which is included in earnings from discontinued operations. No impairment of goodwill was identified during any other periods presented.

        As of January 29, 2011, all the goodwill included in our consolidated balance sheet is deductible for tax purposes.

  Intangible Assets, net

        At acquisition, we estimate and record the fair value of purchased intangible assets, which primarily consist of trademarks and customer relationships. The fair values and useful lives of these intangible assets are estimated based on our assessment as well as independent third party appraisals in some cases. Such valuations may include a discounted cash flow analysis of anticipated revenues or cost savings resulting from the acquired intangible asset using an estimate of a risk-adjusted market-based cost of capital as the discount rate.

        Amortization of intangible assets with finite lives, which primarily consist of customer relationships, is recognized over their estimated useful lives using a method of amortization that reflects the pattern in which the economic benefits of the intangible assets are consumed or otherwise realized. We amortize our intangible assets with finite lives for periods of up to 15 years in some cases. The determination of an appropriate useful life for amortization is based on our plans for the intangible

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 29, 2011

Note 1. Summary of Significant Accounting Policies (Continued)

asset as well as factors outside of our control, including expected customer attrition. Intangible assets with finite lives are reviewed for impairment periodically if events or changes in circumstances indicate that the carrying amount may not be recoverable. If expected future undiscounted cash flows from operations are less than their carrying amounts, an asset is determined to be impaired and a loss is recorded for the amount by which the carrying value of the asset exceeds its fair value.

        Intangible assets with indefinite lives, which primarily consist of trademarks, are not amortized but instead evaluated for impairment annually or more frequently if events or circumstances indicate that the intangible asset might be impaired. The evaluation of the recoverability of trademarks with indefinite lives includes valuations based on a discounted cash flow analysis utilizing the relief from royalty method, among other considerations. This approach to determining fair value is dependent upon a number of uncertain factors, including estimates of future net sales, growth rates, royalty rates for the trademarks and discount rates. Such estimates and assumptions involve significant uncertainty, and if our plans or anticipated results change, the impact on our financial statements could be significant. If this analysis indicates an impairment of a trademark with an indefinite useful life, the amount of the impairment is recognized in our consolidated financial statements based on the amount that the carrying value exceeds the estimated fair value of the asset. We test intangible assets with indefinite lives for impairment as of the first day of the fourth quarter of our fiscal year, which coincides with the timing of our annual budgeting process that is used in estimating future cash flows for the analysis.

        Impairment of intangible assets with finite and indefinite lives, which is included in impairment of goodwill and intangible assets in our consolidated statements of operations and consolidated statements of cash flows, totaled approximately $65.4 million during fiscal 2008. These charges were impacted by the difficult economic conditions on the operations of our operating groups as well as the required use of higher discount rates, among other factors. These impairment charges primarily related to the Tommy Bahama, Ben Sherman and Arnold Brant trademarks. Certain trademarks in Oxford Apparel were also impaired during fiscal 2008, which are included in earnings from discontinued operations. No impairment of intangible assets with indefinite lives was identified during any other periods presented.

        Any costs associated with extending or renewing recognized intangible assets, which primarily consist of trademarks and customer relationships, are generally expensed as incurred.

  Prepaid Expenses and Other Non-Current Assets, net

        Amounts included in prepaid expenses primarily consist of prepaid operating expenses, including rent, taxes, insurance, royalties and advertising. Other non-current assets primarily consist of investments related to our deferred compensation plan, deferred financing costs and certain investments in officers' life insurance policies.

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 29, 2011

Note 1. Summary of Significant Accounting Policies (Continued)

        Deferred financing costs, which are included in other non-current assets, net, are amortized on a straight-line basis, which approximates the effective interest method over the life of the related debt. Amortization expense for deferred financing costs, which is included in interest expense in the consolidated statements of operations was $1.3 million, $3.0 million and $2.7 million during fiscal 2010, fiscal 2009 and fiscal 2008, respectively. Included in the amortization expense above were $1.8 million associated with the satisfaction and discharge of our 8 7/8% Senior Unsecured Notes recognized in fiscal 2009 and $0.9 million associated with an amendment to certain of our financing arrangements in fiscal 2008. Unamortized deferred financing costs totaled approximately $4.9 million and $6.2 million at January 29, 2011 and January 30, 2010, respectively.

        Officers' life insurance policies that are owned by us, which are included in other non-current assets, net, are recorded at their cash surrender value, less any outstanding loans associated with the life insurance policies that are payable to the life insurance company with which the policy is outstanding. As of January 29, 2011 and January 30, 2010, the officers' life insurance policies, net recorded in our consolidated balance sheets totaled approximately $5.1 million and $0.9 million, respectively. The increase in the balance primarily relates to the $4.1 million payment of the loans associated with the life insurance policies during fiscal 2010.

  Deferred Compensation

        We have a non-qualified deferred compensation plan offered to a select group of highly compensated employees. The plan provides participants with the opportunity to defer a portion of their cash compensation in a given plan year, of which a percentage may be matched by us in accordance with the terms of the plan. We make contributions to rabbi trusts or other investments to provide a source of funds for satisfying these deferred compensation liabilities. Investments held for our deferred compensation plan consist of insurance contracts and are recorded based on valuations provided by insurance carriers, which may incorporate unobservable factors. A change in the value of the underlying assets would substantially be offset by a change in the liability to the employee resulting in an immaterial net impact on our consolidated financial statements. These securities approximate the participant-directed investment selections underlying the deferred compensation liabilities.

        The total value of the deferred compensation investments, which are included in other non-current assets, net, as of January 29, 2011 and January 30, 2010 was $9.9 million and $9.0 million, respectively, substantially all of which are held in a rabbi trust. The liabilities associated with the non-qualified deferred compensation plan are included in other non-current liabilities in our consolidated balance sheets and totaled approximately $9.8 million and $9.1 million at January 29, 2011 and January 30, 2010, respectively.

  Trade Accounts Payable, Accrued Compensation and Other Accrued Expenses

        Liabilities for trade accounts payable, accrued compensation and other accrued expenses are carried at cost, which is the fair value of the consideration expected to be paid in the future for goods and services received, whether or not billed to us. Accruals for employee insurance and workers' compensation, which are included in accounts payable and other accrued expenses in our consolidated balance sheets, include estimated settlements for known claims, as well as accruals for estimates of incurred but not reported claims based on our claims experience and statistical trends.

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 29, 2011

Note 1. Summary of Significant Accounting Policies (Continued)

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

  Leases

        In the ordinary course of business we enter into lease agreements for retail, office and warehouse/distribution space, as well as leases for certain property and equipment. The leases have varying terms and expirations and frequently have provisions to extend, renew or terminate the lease agreement, among other terms and conditions, as negotiated. We assess the lease at inception and determine whether the lease qualifies as a capital or operating lease. Assets leased under capital leases and the related liabilities are included in our consolidated balance sheets in property and equipment and long-term debt, respectively. Assets leased under operating leases are not recognized as assets and liabilities in our consolidated balance sheets.

        When a non-cancelable operating lease includes any fixed escalation clauses, lease incentives for rent holidays and/or landlord build-out-related allowances, rent expense is recognized on a straight-line basis over the initial term of the lease from the date that we take possession of the space. The amount by which rents currently payable under the lease differs from the average amount is recorded in other non-current liabilities in our consolidated balance sheets. Deferred rent as of January 29, 2011 and January 30, 2010 was approximately $28.8 million and $30.3 million, respectively. Contingent rents, including those based on a percentage of retail sales over stated levels, and rental payment increases based on a contingent future event are recognized as the expense is incurred.

        If we vacate leased space and determine that we do not plan to use the space in the future, we recognize a loss for any future rent payments, less any anticipated future sublease income and adjusted for any deferred rent amounts included in our consolidated balance sheet on that date. Additionally, for any lease that we terminate and agree to a lease termination payment, we recognize a loss for the lease termination payment at the time of the agreement. During fiscal 2010 and fiscal 2008, we recognized $2.8 million and $1.5 million of charges related to lease termination losses and vacated leased office space that we do not intend to utilize in the future. No material charges related to lease terminations or vacated leased office space were incurred in fiscal 2009.

  Dividends

        Dividends are accrued at the time that the dividend is declared by our Board of Directors.

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 29, 2011

Note 1. Summary of Significant Accounting Policies (Continued)

  Other Comprehensive Income (Loss)

        Other comprehensive income (loss) includes all changes in equity from non-owner sources, such as foreign currency translation adjustments and the net unrealized gain (loss) associated with forward foreign currency exchange contracts which qualify for hedge accounting. The following summary sets forth the components of accumulated other comprehensive income (loss), net of tax (in thousands) which are included in shareholders' equity in our consolidated balance sheets.

	Foreign Currency Translation Gain (Loss)	Net Unrealized Gain (Loss) on Forward Foreign Currency Exchange Contracts	Total Accumulated Other Comprehensive Income (Loss)
Balance, February 2, 2008	$13,063	$—	$13,063
Fiscal 2008 activity, net of income taxes	(40,668)	—	(40,668)

Balance, January 31, 2009	(27,605)	—	(27,605)
Fiscal 2009 activity, net of income taxes	4,365	—	4,365

Balance, January 30, 2010	(23,240)	—	(23,240)
Fiscal 2010 activity, net of income taxes	(536)	(43)	(579)

Balance, January 29, 2011	$(23,776)	$(43)	$(23,819)

  Foreign Currency Translation

        Assets and liabilities denominated in amounts other than the functional currency are remeasured into the functional currency at the rate of exchange in effect on the balance sheet date, and income and expenses are remeasured at the average rates of exchange prevailing during the relevant period. The impact of any such remeasurement is recognized in our consolidated statements of operations in the respective period. Net gains (losses) related to foreign currency transactions were not material for fiscal 2010, fiscal 2009 and fiscal 2008. The financial statements of our subsidiaries for which the functional currency is a currency other than the United States dollar are translated into United States dollars at the rate of exchange in effect on the balance sheet date for the balance sheet and at the average rates of exchange prevailing during the period for the statements of operations. The impact of such translation is recognized in accumulated other comprehensive income (loss) in our consolidated balance sheets and included in other comprehensive income (loss) in our consolidated statements of shareholders' equity.

  Forward Foreign Currency Exchange Contracts

        We are exposed to foreign currency exchange risk when we purchase or sell goods in foreign currencies. Such exposures primarily result from our U.K. business purchasing goods in U.S. dollars, Euro or other currencies, our U.K. business selling goods in U.S. dollars, Euro and other currencies and certain intercompany transactions between our U.S. operations and U.K operations. We may enter into short-term forward foreign currency exchange contracts in the ordinary course of business to mitigate a portion of the risk associated with foreign currency exchange rate fluctuations related to purchases of inventory or selling goods in currencies other than their functional currencies by certain of our foreign subsidiaries. The fair value and book value of the forward foreign exchange contracts,

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 29, 2011

Note 1. Summary of Significant Accounting Policies (Continued)

which is included in prepaid expenses or accounts payable and accrued expenses in our consolidated balance sheets, is based on dealer quotes of market forward rates and reflects the amount that we would receive or pay at the short-term maturity dates for contracts involving the same currencies and maturity dates. Such contracts have not been entered into for speculative purposes. All forward foreign currency exchange contracts that had not been settled as of January 29, 2011 have contractual settlement dates during fiscal 2011.

        For any forward foreign currency exchange contracts that are not designated as cash flow hedges for accounting purposes, the unrealized gains (losses) on outstanding forward foreign currency exchange contracts are included in earnings (losses) from continuing operations as a component of SG&A in our consolidated statements of operations. The notional amount of forward foreign currency exchange contracts which had not been settled that are not designated as cash flow hedges for accounting purposes totaled approximately $0.0 million and $7.0 million as of January 29, 2011 and January 30, 2010, respectively.

        For any forward foreign currency exchange contracts that qualify as cash flow hedges for accounting purposes and have not been settled as of period-end, the unrealized gains (losses) on outstanding forward foreign currency exchange contracts are recognized, to the extent the hedge relationship has been effective, as a component of accumulated other comprehensive income (loss) in our consolidated balance sheets. Any ineffectiveness of these instruments is immediately recognized in our consolidated statements of operations as a component of SG&A similar to the policy for such contracts not designated as hedges for accounting purposes. No significant ineffectiveness was recorded on designated hedges during fiscal 2010, fiscal 2009 and fiscal 2008. The notional amount of forward foreign currency exchange contracts which had not been settled that qualify as hedges for accounting purposes totaled approximately $16.5 million and $0.0 million as of January 29, 2011 and January 30, 2010, respectively. We measure effectiveness of our forward foreign currency exchange contracts that qualify as cash flow hedges, both at inception and on an ongoing basis.

  Fair Value Measurements

        Fair value, in accordance with U.S. GAAP, is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. As such fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. Valuation techniques include the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). These valuation techniques may be based upon observable and unobservable inputs. The three levels of inputs used to measure fair value pursuant to the guidance are as follows:

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

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 29, 2011

Note 1. Summary of Significant Accounting Policies (Continued)

  •
  Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities, which includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

        Our financial instruments consist primarily of our cash and cash equivalents, accounts receivable, accounts payable, forward foreign currency exchange contracts, contingent purchase price consideration and long-term debt. Given their short-term nature, the carrying amounts of cash and cash equivalents, receivables and accounts payable approximate their fair values. Additionally, the carrying amounts of our variable-rate borrowings approximate fair value.

        We have determined that forward foreign currency exchange contracts in U.S. dollars and Euro with a notional amount of $16.5 million and $7.0 million as of January 29, 2011 and January 30, 2010, respectively, are financial assets or financial liabilities measured at fair value on a recurring basis included in our consolidated balance sheets. The fair value of these contracts was less than $0.1 million as of each of January 29, 2011 and January 30, 2010. Such amounts which were included in prepaid expenses and accumulated comprehensive income in our consolidated financial statements was based on dealer quotes of market forward rates and reflects the amount that we would receive or pay at the short-term maturity dates for contracts involving the same currencies and maturity dates. Based on these circumstances, we believe that these forward foreign currency exchange contracts are most appropriately included within level 2 of the fair value hierarchy.

        We have determined that the $10.7 million of contingent purchase price consideration related to our acquisition of the Lilly Pulitzer brand and operations is a financial liability measured at fair value on a recurring basis included in our consolidated financial statements as of January 29, 2011. The fair value and book value of the contingent purchase price consideration are included in other non-current liabilities in our consolidated balance sheets and are based on our assumptions related to the probability of the aggregate $20 million of potential contingent purchase price consideration being paid, discounted to present value. Based on these circumstances, we believe that this liability is most appropriately classified within level 3 of the fair value hierarchy.

        Recent trades of our 11 3/8% Senior Secured Notes have indicated that the fair value of our 11 3/8% Senior Secured Notes is approximately $168 million as of January 29, 2011; however, based on the limited trading activity of our 11 3/8% Senior Secured Notes, this amount may not necessarily be indicative of fair value. The net book value of our 11 3/8% Senior Secured Notes as of January 29, 2011 is approximately $147.1 million. The significant terms of our debt arrangements are disclosed in Note 5.

        Additionally, we have determined that our property and equipment, intangible assets and goodwill are non-financial assets measured at fair value on a non-recurring basis. We have determined that our approaches for determining fair values for each of these assets generally are based on Level 3 inputs.

  Concentration of Credit Risk and Significant Customers

        Our financial instruments that are exposed to concentrations of credit risk consist primarily of accounts receivable, for which the total exposure is limited to the amount recognized in our consolidated balance sheets. We sell our merchandise to customers operating in a number of retail distribution channels in the United States, as well as in some retail distribution channels in other

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 29, 2011

Note 1. Summary of Significant Accounting Policies (Continued)

countries. We extend and continuously monitor credit risk based on an evaluation of the customer's financial condition and credit history and generally require no collateral. Credit risk is impacted by conditions or occurrences within the economy and the retail industry and is principally dependent on each customer's financial condition. Additionally, a decision by the controlling owner of a group of stores or any significant customer to decrease the amount of merchandise purchased from us or to cease carrying our products could have an adverse effect on our results of operations in future periods. Nordstrom represented 14% of our consolidated accounts receivable, net as of January 29, 2011. During fiscal 2008, Macy's represented 11% of our consolidated net sales, while no individual customer represented greater than 10% of our consolidated net sales in fiscal 2010 or fiscal 2009.

        The table below presents the percentages of net sales by any customer that represents 10% or more of the operating group's (and our consolidated total) net sales, including wholesale, retail, restaurant and e-commerce sales, during the periods presented.

	Fiscal 2010	Fiscal 2009	Fiscal 2008
Tommy Bahama	10%	10%, 10%	13%, 10%
Ben Sherman	11%	15%	13%
Lanier Clothes	22%, 14%, 11%, 10%, 10%	28%, 16%, 13%, 11%	30%, 18%, 12%

  Income Taxes

        We recognize deferred tax assets and liabilities based on the difference between the financial and the tax bases of the assets and liabilities using enacted tax rates expected to apply to taxable income in the period in which such amounts are expected to be realized or settled. Our policy is to recognize net deferred tax assets, whose realization is dependent upon taxable net earnings (loss) in future years, when a greater than 50% probability exists that the tax benefits will actually be realized some time in the future. This is accomplished by recording a valuation allowance against deferred tax assets in the amount for which we believe there is not more than a 50% probability that a benefit will be realized.

        There are certain exceptions to the requirement that deferred tax liabilities be recognized for the difference in the financial and tax bases of assets in the case of foreign subsidiaries. The excess of financial over tax basis of an investment in a foreign subsidiary in excess of undistributed earnings is not recognized if the investment is considered to be essentially permanent in duration. We consider our investments in certain of our foreign subsidiaries to be permanently reinvested. For each of these entities, the tax basis equals or exceeds the financial basis as of January 29, 2011.

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

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 29, 2011

Note 1. Summary of Significant Accounting Policies (Continued)

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

        We file income tax returns in the United Sates and various state, local and foreign jurisdictions. Our federal, state, local and foreign income tax returns filed for the years ended on or before June 2, 2006, with limited exceptions, are no longer subject to examination by tax authorities.

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

  Stock-Based Compensation

        We have certain stock-based employee compensation plans as described in Note 7, which provide for the ability to grant restricted stock, stock options and other stock-based awards to our employees and non-employee directors. We recognize share-based payments to employees and non-employee directors in our consolidated statements of operations based on their fair values on the grant date.

        Using the fair value method, compensation expense, with a corresponding entry to additional paid-in capital, is recognized related to the issuance of restricted stock awards. The awards which are unvested as of January 29, 2010 are dependent upon the employee remaining employed by us for a specified time subsequent to the grant date; however, some prior grants were also dependent upon us meeting certain performance measures in one year and the employee remaining employed by us for a specified time subsequent to the performance period, if applicable. The amount of compensation expense recognized over the performance, if any, and vesting period is calculated based upon the market value of the shares on the grant date. The compensation expense, less an estimated forfeiture rate, if material, is recognized on a straight-line basis over the performance period, if any, and required service period. The estimated forfeiture rate is assessed and adjusted periodically as appropriate.

  Earnings (Loss) Per Share

        Basic net earnings (loss) per share is calculated as net earnings divided by the weighted average number of common shares outstanding during the period, including any unvested shares with

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 29, 2011

Note 1. Summary of Significant Accounting Policies (Continued)

nonforfeitable rights to dividends. Shares repurchased are removed from the weighted average number of common shares outstanding upon repurchase and delivery.

        Diluted net earnings (loss) per share is calculated similarly to basic net earnings (loss) per share, except that it also includes the potential dilution using the treasury stock method that could occur if dilutive securities, including stock options, were exercised. The treasury stock method assumes that shares are issued for stock options that are "in the money," and that we use the proceeds of such stock option exercises to repurchase shares at the average market value of our shares for the respective period. For purposes of the treasury stock method, proceeds consist of cash to be paid, future compensation expense to be recognized and the amount of tax benefits, if any, which will be credited to additional paid-in capital assuming exercise of the stock options. During fiscal 2010, fiscal 2009 and fiscal 2008, approximately 0.1 million, 0.1 million and 0.2 million, respectively, of stock options were excluded from our computation of diluted earnings (loss) per share as the options were anti-dilutive. Thus, as very few of our outstanding stock options were dilutive during fiscal 2010, fiscal 2009 and fiscal 2008 outstanding stock options did not have a significant impact on weighted average shares outstanding during any period presented.

  Discontinued Operations

        As discussed in Note 15, on January 3, 2011, we disposed of substantially all of the operations and assets of our former Oxford Apparel operating group. The results of operations classified as discontinued operations in our consolidated balance sheets, consolidated statements of operations and consolidated statements of cash flows for all periods presented include the operations of our former Oxford Apparel operating group, as reported historically, except that (1) the operations of our Oxford Golf business and the operations of our Lyons, Georgia distribution center are reported within Corporate and Other as those operations were not sold and (2) certain corporate service costs which were previously allocated to Oxford Apparel are reported as corporate service costs included in Corporate and Other as there is uncertainty in whether there will be a reduction in those costs as a result of the Oxford Apparel sale.

        With respect to interest expense, we allocated all interest expense related to our U.S. Revolving Credit Agreement to earnings from discontinued operations as the net proceeds from the transaction and the proceeds from the settlement of the retained assets and liabilities related to the discontinued operations, substantially all of which are expected to be converted into cash during the first half of fiscal 2011, exceeded the amounts outstanding under our U.S. Revolving Credit Agreement during each of the periods presented. We did not allocate any interest related to our 11 3/8% Senior Secured Notes to discontinued operations. The income taxes for discontinued operations reflect the residual income tax expense after calculating the income taxes for continuing operations, excluding the discontinued operations.

  Seasonality

        Although our various product lines are sold on a year-round basis, the demand for specific products or styles may be seasonal. For example, the demand for Tommy Bahama and Lilly Pulitzer products in our principal markets is generally higher in the spring season and lower in the fall season. Typically, our wholesale products are sold prior to each of the retail selling seasons, including spring,

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 29, 2011

Note 1. Summary of Significant Accounting Policies (Continued)

summer, fall and holiday. As the timing of product shipments and other events affecting the retail business may vary, we do not believe that results for any particular quarter are necessarily indicative of results for the full fiscal year. In addition, we do not believe that the fiscal 2010 distribution of net sales and operating income is necessarily indicative of the expected distribution in future years as the information below does not reflect a full year's operations of Lilly Pulitzer and individual quarters may be impacted by certain unusual or non-recurring items, economic conditions or other factors. The following table presents the percentage of net sales and operating income by quarter (unaudited) for fiscal 2010:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	27%	24%	23%	26%
Operating income	37%	27%	16%	20%

  Use of Estimates

        The preparation of our consolidated financial statements in conformity with U.S. GAAP requires us to make certain estimates and assumptions that affect the amounts reported as assets, liabilities, revenues and expenses in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Note 2. Inventories

        The components of inventories are summarized as follows (in thousands):

	January 29, 2011	January 30, 2010
Finished goods	$122,159	$89,980
Work in process	5,744	6,971
Fabric, trim and supplies	3,389	5,667
LIFO reserve	(45,954)	(44,438)

Total inventory	$85,338	$58,180

        There were no LIFO inventory liquidations in fiscal 2010. During fiscal 2009 and fiscal 2008, inventories valued on the LIFO basis declined, which resulted in a liquidation of LIFO inventory carried at the lower costs prevailing in prior years. The impact of the liquidation in fiscal 2009 and fiscal 2008 was to decrease cost of goods sold as compared to the cost of current year purchases by approximately $3.5 million and $1.2 million, respectively.

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 29, 2011

Note 3. Property and Equipment, Net

        Property and equipment, carried at cost, is summarized as follows (in thousands):

	January 29, 2011	January 30, 2010
Land	$1,870	$700
Buildings	34,325	23,303
Machinery and equipment	79,632	80,680
Leasehold improvements	107,567	98,412

Subtotal	223,394	203,095
Less accumulated depreciation and amortization	(139,499)	(124,670)

Total property and equipment, net	$83,895	$78,425

Note 4. Intangible Assets and Goodwill

        Intangible assets by category are summarized below (in thousands):

	January 29, 2011	January 30, 2010
Intangible assets with finite lives, which primarily consist of customer relationships:
Gross carrying amount	$45,877	$43,049
Accumulated amortization	(39,856)	(39,028)

Total intangible assets with finite lives, net	6,021	4,021
Intangible assets with indefinite lives:
Trademarks	160,659	133,441

Total intangible assets, net	$166,680	$137,462

        Based on the current estimated useful lives assigned to our intangible assets, amortization expense for fiscal 2011, fiscal 2012, fiscal 2013, fiscal 2014 and fiscal 2015 is expected to be $1.2 million, $1.0 million, $0.8 million, $0.6 million and $0.5 million, respectively.

        During fiscal 2008, we recognized intangible asset impairment charges of approximately $65.4 million. The method and assumptions used in determining the impairment charges are discussed further in Note 1. Approximately $17.1 million, $46.1 million and $2.2 million of the charges relate to Tommy Bahama, Ben Sherman and Lanier Clothes, respectively. No other periods presented included any intangible asset impairment charges.

        Goodwill as of February 2, 2008 primarily related to the acquisition of Tommy Bahama in June 2003, Ben Sherman in July 2004 and the third party buying agent utilized by Tommy Bahama on February 1, 2008, and were allocated to the Tommy Bahama, Ben Sherman and Tommy Bahama operating groups, respectively. As a result of our goodwill impairment tests in fiscal 2008, we determined that the goodwill associated with the Tommy Bahama and Ben Sherman businesses was impaired, and we wrote off all related goodwill amounts. No other periods presented included any

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 29, 2011

Note 4. Intangible Assets and Goodwill (Continued)

goodwill impairment charges. The changes in the carrying amount of goodwill by operating group and in total, for fiscal 2010, fiscal 2009 and fiscal 2008 are as follows (in thousands):

	Tommy Bahama	Ben Sherman	Lilly Pulitzer	Total
Balance, February 2, 2008	$204,423	$51,651	$—	$256,074
Impairment of goodwill	(204,423)	(37,731)	—	(242,154)
Impact of foreign currency exchange rate change prior to impairment of goodwill	—	(13,920)	—	(13,920)

Balance, January 31, 2009	—	—	—	—
Activity	—	—	—	—

Balance, January 30, 2010	—	—	—	—
Acquisition	—	—	16,866	16,866

Balance, January 29, 2011	$—	$—	$16,866	$16,866

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 29, 2011

Note 5. Debt

        The following table details our debt (in thousands) as of the dates specified:

	January 29, 2011	January 30, 2010

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

	$—	$—
£7 million Senior Secured Revolving Credit Facility ("U.K. Revolving Credit Agreement"), which accrues interest at the bank's base rate plus as much as 3.5%, requires interest payments monthly with principal payable on demand and is collateralized by substantially all of the United Kingdom assets of Ben Sherman	—	—

11.375% Senior Secured Notes ("11 3/8% Senior Secured Notes"), which accrue interest at an annual rate of 11.375% (effective interest rate of 12%) and require interest payments semi-annually in January and July of each year, require payment of principal at maturity (July 2015), are subject to certain prepayment penalties, are secured by a first priority interest in all U.S. registered trademarks and certain related rights and certain future acquired real property owned in fee simple of Oxford Industries, Inc. and substantially all of its consolidated domestic subsidiaries and a second priority interest in those assets in which the lenders under the U.S. Revolving Credit Agreement have a first priority interest(1)

	150,000	150,000
Unamortized discount(1)	(2,935)	(3,592)

Total debt	147,065	146,408
Short-term debt and current maturities of long-term debt	—	—

Long-term debt, less current maturities	$147,065	$146,408

(1)
In June 2009, we issued the 11 3/8% Senior Secured Notes at 97.353% of the $150 million principal amount, resulting in gross proceeds of $146.0 million.

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 29, 2011

Note 5. Debt (Continued)

        Our credit facilities are used to finance trade letters of credit, as well to provide funding for other operating activities, capital expenditures and acquisitions. As of January 29, 2011, approximately $29.9 million of trade letters of credit and other limitations on availability were outstanding against the U.S. Revolving Credit Agreement and the U.K. Revolving Credit Agreement. On January 29, 2011, we had approximately $145.0 million and $7.5 million in unused availability under the U.S. Revolving Credit Agreement and the U.K. Revolving Credit Agreement, respectively, subject to the respective limitations on borrowings set forth in the U.S. Revolving Credit Agreement, U.K. Revolving Credit Agreement and the indenture for the 11 3/8% Senior Secured Notes.

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

        Our U.S. Revolving Credit Agreement contains a financial covenant that applies only if unused availability under the U.S. Revolving Credit Agreement is less than the greater of (i) $26.25 million or (ii) 15% of the total revolving commitments for three consecutive business days. In such case, our fixed charge coverage ratio, as defined in the U.S. Revolving Credit Agreement, must not be less than 1.0 to 1.0 for the immediately preceding 12 fiscal months for which financial statements have been delivered. This financial covenant continues to apply until we have maintained unused availability under the U.S. Revolving Credit Agreement of more than the greater of (i) $26.25 million or (ii) 15% of the total revolving commitments for thirty consecutive days.

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

        We believe that the affirmative covenants, negative covenants, financial covenants and other restrictions are customary for those included in similar facilities and notes entered into at the time we entered into these agreements. As of January 29, 2011, no financial covenant testing was required pursuant to our U.S. Revolving Credit Agreement as the minimum availability threshold was met. As of January 29, 2011, we were compliant with all covenants related to our credit facilities and 11 3/8% Senior Secured Notes.

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 29, 2011

Note 5. Debt (Continued)

        At any time prior to July 15, 2012, we may redeem all or a portion of the 11 3/8% Senior Secured Notes, on not less than 30 nor more than 60 days' prior notice, in amounts of $2,000 or an integral multiple of $1,000 in excess thereof, at a price equal to the greater of (i) 100% of the aggregate principal amount of the 11 3/8% Senior Secured Notes to be redeemed, together with accrued and unpaid interest, if any, to the date of redemption or (ii) as determined by an independent investment banker (as prescribed under the indenture), the sum of the present values of 105.688% of the principal amount of the 11 3/8% Senior Secured Notes being redeemed plus scheduled payments of interest (not including any portion of such payments of interest accrued as of the date of redemption) from the date of redemption to July 15, 2012 discounted to the redemption date on a semiannual basis (assuming a 360-day year consisting of twelve 30-day months) at the Adjusted Treasury Rate (as defined in the indenture) plus 50 basis points, together with accrued and unpaid interest, if any, to the date of redemption.

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

  8 7/8% Senior Unsecured Notes

        In fiscal 2008, we repurchased in open market transactions approximately $33.2 million aggregate principal amount of an original $200.0 million aggregate principal amount 8 7/8% Senior Unsecured Notes for approximately $25.0 million. The repurchase of the 8 7/8% Senior Unsecured Notes and related write-off of approximately $0.4 million of deferred financing costs and unamortized debt discount associated with the 8 7/8% Senior Unsecured Notes resulted in a gain of approximately $7.8 million. The remaining $166.8 million of 8 7/8% Senior Unsecured Notes were satisfied and discharged in fiscal 2009 in connection with our issuance of the 11 3/8% Senior Secured Notes. Therefore, none of the 8 7/8% Senior Unsecured Notes were outstanding as of January 29, 2011 and January 30, 2010.

Note 6. Commitments and Contingencies

        We have operating lease agreements for buildings, retail space, sales offices and equipment with varying terms. The aggregate minimum base rental commitments for all non-cancelable operating real property leases with original terms in excess of one year are $38.7 million, $37.4 million, $34.5 million, $31.0 million, $26.1 million and $64.9 million for fiscal 2011, fiscal 2012, fiscal 2013, fiscal 2014, fiscal 2015 and thereafter, respectively. Total rent expense under all leases was $43.3 million, $42.0 million and $42.0 million in fiscal 2010, fiscal 2009 and fiscal 2008, respectively. Most leases provide for payments of real estate taxes, insurance and other operating expenses applicable to the property and many retail leases provide for contingent rent based on retail sales, which are included in total rent

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 29, 2011

Note 6. Commitments and Contingencies (Continued)

expense. However, these payments for real estate taxes, insurance, other operating expenses and contingent rent are not included in the aggregate minimum rental commitments above, as the amounts payable in future periods are generally not specified in the lease agreement and are dependent on future events. The total amount of such charges were $11.3 million, $10.3 million and $9.9 million, in fiscal 2010, fiscal 2009 and fiscal 2008, respectively, which includes $0.9 million, $0.6 million and $0.7 million, of percentage rent during fiscal 2010, fiscal 2009 and fiscal 2008, respectively.

        We are also currently obligated under certain apparel license and design agreements to make future minimum royalty and advertising payments of $3.3 million, $1.7 million, $1.3 million and $1.0 million for fiscal 2011, fiscal 2012, fiscal 2013 and fiscal 2014, respectively, and none thereafter. These amounts do not include amounts, if any, that exceed the minimums required pursuant to the agreements.

        In connection with our acquisition of the Lilly Pulitzer brand and operations on December 21, 2010, as discussed in note 14, we entered into a contingent consideration agreement pursuant to which we will be obligated to pay cash payments of up to $2.5 million subsequent to each of the four years following the closing of the acquisition and an additional $10 million subsequent to the end of the fourth year, each contingent upon Lilly Pulitzer's achievement of certain financial targets. The fair value of this liability, totaling $10.7 million as of January 29, 2010, is included in contingent acquisition payable in our consolidated balance sheet.

        In a prior fiscal year, we discovered the presence of hazardous waste on one of our properties. We believe that remedial action will be required, including continued investigation, monitoring and treatment of groundwater and soil, although the timing of such remedial action is uncertain. As of January 29, 2011 and January 30, 2010, the reserve for the remediation of this site was approximately $1.9 million and $4.1 million, respectively, which is included in other non-current liabilities in our consolidated balance sheets. The amount recorded represents our estimate of the costs, on an undiscounted basis, to clean up this site, based on currently available information. This estimate may change in future periods as more information on the remediation activities required and timing of those activities become known. The decrease in the reserve during fiscal 2010 was primarily due to a $2.2 million reduction in our estimate of the costs required to remediate the property, as well as certain monitoring costs incurred during fiscal 2010. The change in estimate is included as a reduction of SG&A in our consolidated statements of operations. No other significant amounts related to this reserve were recorded in the statement of operations in fiscal 2010, fiscal 2009 or fiscal 2008.

Note 7. Shareholders Equity

  Common Stock

        We had 60 million shares of $1.00 par value per share common stock authorized for issuance as of January 29, 2011 and January 30, 2010. We had 16.5 million shares of common stock issued and outstanding as of each of January 29, 2011 and January 30, 2010.

  Long-Term Stock Incentive Plan

        As of January 29, 2011 approximately 1.0 million share awards were available for issuance under our Long-Term Stock Incentive Plan (the "Long-Term Stock Incentive Plan"). The plan allows us to

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 29, 2011

Note 7. Shareholders Equity (Continued)

grant stock-based awards to employees and non-employee directors in the form of stock options, stock appreciation rights, restricted shares and/or restricted share units. Shares granted or that may be granted pursuant to outstanding options under our previous stock incentive plans, our 1992 Stock Option Plan and our 1997 Stock Option Plan, continue to be governed under those plans and the individual agreements with respect to provisions relating to exercise, termination and forfeiture. No additional grants are available under the previous plans. Since December 2003, performance- and service-based restricted stock awards have been the primary vehicle in our stock-based compensation strategy, although we are not prohibited from granting other types of share-based compensation awards.

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

        The table below summarizes the restricted stock award activity (in shares) during fiscal 2010, fiscal 2009 and fiscal 2008:

	Fiscal 2010		Fiscal 2009		Fiscal 2008
	Number of Shares	Weighted- average grant date fair value	Number of Shares	Weighted- average grant date fair value	Number of Shares	Weighted- average grant date fair value
Restricted stock outstanding at beginning of fiscal period	810,500	$15	353,657	$24	72,864	$42
Restricted stock issued	90,000	$22	597,870	$11	346,975	$23
Restricted stock vested, including restricted stock repurchased from employee for employees' tax liability	(50,000)	$22	(88,692)	$25	(48,182)	$42
Restricted stock forfeited	(70,000)	$18	(52,335)	$19	(18,000)	$24

Restricted stock outstanding at end of fiscal period	780,500	$16	810,500	$15	353,657	$24

        In addition, we grant restricted stock awards to our non-employee directors for a portion of each non-employee director's compensation. The non-employee directors must complete certain service requirements; otherwise, the restricted shares are subject to forfeiture. On the date of issuance, the non-employee directors are entitled to the same dividend and voting rights as other holders of our common stock. The non-employee directors are restricted from transferring or selling the restricted shares prior to the end of the vesting period. As of January 29, 2011, less than 0.1 million of such awards were outstanding and unvested.

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 29, 2011

Note 7. Shareholders Equity (Continued)

        As of January 29, 2011, there was approximately $4.0 million of unrecognized compensation expense related to unvested share-based compensation awards which have been issued. That expense is expected to be recognized through the first half of fiscal 2013. The following table summarizes information about the unvested shares as of January 30, 2010.

Restricted Stock Grant	Number of Shares	Average Market Price on Date of Grant	Vesting Date
Fiscal 2008 Transition Year Restricted Stock Awards	3,000	$35	June 2011
Fiscal 2008 Restricted Stock Awards	260,000	$22	March 2011
Fiscal 2009 Restricted Stock Awards	472,500	$11	April 2013
Fiscal 2010 Restricted Stock Awards	45,000	$22	April 2013

	780,500

        Prior to and including December 2003 grants under our previous stock incentive plans, we typically granted stock options to employees at certain times as determined by our Board of Directors or our compensation committee. Stock options were typically granted with an exercise price equal to the stock's fair market value on the date of grant. The previously granted stock options, including those still outstanding, had ten-year terms and vested and became exercisable in increments of 20% on each anniversary from the date of grant. The last stock options granted by us vested in fiscal 2008 resulting in all options outstanding also being exercisable subsequent to that date. The total grant date fair value for options vesting in fiscal 2008 totaled $0.6 million. The total intrinsic value for stock options exercised during fiscal 2010, fiscal 2009 and fiscal 2008 was $0.2 million, $0.1 million and $0.1 million, respectively, while the aggregate intrinsic value for options outstanding and exercisable as of January 29, 2011 was approximately $0.4 million.

        A summary of the stock option activity during fiscal 2010, fiscal 2009 and fiscal 2008 is presented below:

	Fiscal 2010		Fiscal 2009		Fiscal 2008
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Stock options outstanding, beginning of fiscal period	191,105	$25	203,245	$25	231,865	$25
Stock options exercised	(16,005)	$12	(1,800)	$11	(8,240)	$19
Stock options forfeited	(23,980)	$27	(10,340)	$21	(20,380)	$28

Stock options outstanding and exercisable, end of fiscal year	151,120	$26	191,105	$25	203,245	$25

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 29, 2011

Note 7. Shareholders Equity (Continued)

        The following table summarizes information about our stock options outstanding, all of which are exercisable, as of January 29, 2011.

Date of Option Grant	Number of Options Outstanding and Exercisable	Exercise Price	Grant-Date Fair Value	Expiration Date
July 16, 2001	6,870	$10.73	$3.18	July 16, 2011
July 15, 2002	23,000	$11.73	$3.25	July 15, 2012
August 18, 2003	61,900	$26.44	$11.57	Aug. 18, 2013
December 16, 2003	59,350	$32.75	$14.17	Dec. 16, 2013

	151,120

  Accelerated Share Repurchase Program

        On November 8, 2007, we entered into a $60 million accelerated share repurchase agreement with Bank of America, N.A., an unrelated third party. On that date, we made a payment of $60 million to Bank of America that was funded by borrowings under our prior revolving credit agreement. Bank of America made an initial delivery to us of approximately 1.9 million shares during the eight month transition period ended February 2, 2008 and a final delivery of approximately 0.6 million shares during fiscal 2008 upon completion of the program. Pursuant to the accelerated share repurchase program we acquired an aggregate of approximately 2.5 million shares at a price of $24.03 per share. The accelerated share repurchase program is complete and no additional shares will be received pursuant to the agreement.

  Employee Stock Purchase Plan

        There were approximately 0.6 million shares of common stock authorized for issuance under our Employee Stock Purchase Plan ("ESPP") as of January 29, 2011. The ESPP allows qualified employees to purchase shares of our common stock on a quarterly basis, based on certain limitations, through payroll deductions. The shares purchased pursuant to the ESPP are not subject to any vesting or other restrictions. On the last day of each calendar quarter, the accumulated payroll deductions are applied toward the purchase of our common stock at a price equal to 85% of the closing market price on that date. Stock compensation expense related to the employee stock purchase plan recognized was $0.1 million in each of fiscal 2010, fiscal 2009 and fiscal 2008.

  Preferred Stock

        We had 30 million shares of $1.00 par value preferred stock authorized for issuance as of January 29, 2011. No shares were issued or outstanding as of January 29, 2011 or January 30, 2010.

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 29, 2011

Note 8. Income Taxes

        The following table summarizes our distribution between domestic and foreign earnings (loss) from continuing operations before income taxes and the provision (benefit) for income taxes related to continuing operations (in thousands):

	Fiscal 2010	Fiscal 2009	Fiscal 2008
Earnings (loss) from continuing operations before income taxes:
Domestic	$16,733	$(3,864)	$(191,592)
Foreign	4,042	2,305	(106,359)

Earnings (loss) from continuing operations before income taxes	$20,775	$(1,559)	$(297,951)

Current:
Federal	$5,649	$3,050	$4,362
State	2,162	1,107	702
Foreign	1,698	1,106	726

	9,509	5,263	5,790
Deferred—Federal and State	(4,637)	(8,030)	(12,517)
Deferred—Foreign	(332)	(178)	(13,118)

Income Taxes	$4,540	$(2,945)	$(19,845)

        Reconciliations of the United States federal statutory income tax rates and our effective tax rates are summarized as follows:

	Fiscal 2010	Fiscal 2009	Fiscal 2008
Statutory rate	35.0%	35.0%	35.0%
State income taxes—net of federal income tax benefit	0.5%	26.8%	0.2%
Impact of foreign earnings (loss)(1)	(0.8)%	145.1%	1.1%
Valuation allowance against foreign losses and other carryforwards(1)	(3.0)%	(85.4)%	—
Change in contingency reserves related to unrecognized tax benefits	(6.6)%	4.5%	0.2%
Impact of permanent differences related to life insurance investments and compensation	(2.2)%	9.1%	—
Impact of federal tax credits	(2.1)%	28.1%	—
Permanent reduction of available carryforwards	2.0%	—	—
Other adjustment(2)	(2.5)%	25.6%	—
Impact of non-deductible goodwill impairment(3)	—	—	(29.4)%
Other, net	1.6%	0.1%	(0.4)%

Effective rate for continuing operations	21.9%	188.9%	6.7%

(1)
The percentage in fiscal 2009 reflects the benefit of foreign losses, including the reversal of deferred taxes recorded on undistributed earnings in prior years. A portion of this benefit is estimated to have a less than 50% probability of being realized and is therefore reduced by a valuation allowance.

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 29, 2011

Note 8. Income Taxes (Continued)

(2)
The other adjustment in fiscal 2010 and fiscal 2009 reflects the change in the expected tax impact to be realized upon reversal of deferred tax assets and liabilities, caused by changes in enacted foreign and state tax rates and apportionment of total taxable income among jurisdictions.

(3)
In fiscal 2008, we recorded an impairment of goodwill which resulted in a non-deductible difference.

        Deferred tax assets and liabilities included in our consolidated balance sheets are comprised of the following (in thousands):

	January 29, 2011	January 30, 2010
Deferred Tax Assets:
Inventories	$7,555	$7,311
Accrued compensation and benefits	10,630	7,230
Allowance for doubtful accounts	373	491
Depreciation and amortization	9,924	11,187
Non-current liabilities	743	1,583
Deferred rent and lease obligations	1,766	978
Operating loss carryforwards	1,385	2,128
Other, net	5,412	4,184

Deferred tax assets	37,788	35,092
Deferred Tax Liabilities:
Acquired intangible assets	45,175	46,588
Foreign(1)	597	510

Deferred tax liabilities	45,772	47,098
Valuation allowance	1,857	2,539

Net deferred tax liability	$(9,841)	$(14,545)

(1)
As of January 29, 2011 and January 30, 2010, we had undistributed earnings of foreign subsidiaries of approximately $8.7 million and $7.1 million, respectively, which have been provided for in our income tax provision, as the earnings are not considered permanently reinvested outside of the United States. If the earnings were repatriated to the United States, the earnings would be subject to United States taxation at that time. The amount of deferred tax liability recognized associated with the undistributed earnings represents the approximate excess of the United States tax liability over the creditable foreign taxes paid that would result from a full remittance of undistributed earnings.

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 29, 2011

Note 8. Income Taxes (Continued)

        A reconciliation of unrecognized tax benefits at the beginning and end of the year is as follows (in thousands):

	Fiscal 2010	Fiscal 2009	Fiscal 2008
Balance at beginning of period	$4,402	$4,558	$5,082
Additions for current year tax positions	15	32	29
Expiration of the statute of limitation for the assessment of taxes	(1,402)	(670)	(362)
Additions for tax positions of prior year	153	691	133
Reductions for tax positions of prior year	(24)	(64)	(324)
Settlements	(223)	(145)	—

Balance at end of period	$2,921	$4,402	$4,558

        The unrecognized tax benefits, if recognized, would reduce our annual effective rate. The net impact on our statements of operations for potential interest expense related to these unrecognized tax benefits was a benefit of $0.5 million in fiscal 2010 and expense of less than $0.1 million for each of fiscal 2009 and fiscal 2008. As of January 29, 2011 and January 30, 2010, we have recognized in our consolidated balance sheets, total liabilities for potential penalties and interest, in the aggregate, of $0.5 million and $0.9 million, respectively. It is reasonably possible that the amount of unrecognized benefit with respect to certain of our unrecognized tax positions will increase or decrease within the next twelve months. Events that may cause these changes include the settlement of issues with taxing authorities or expiration of statutes of limitations. At this time, an estimate of the reasonably possible changes cannot be made.

Note 9. Defined Contribution Plans

        We have a tax-qualified voluntary retirement savings plan covering substantially all full-time United States employees and other similar plans covering certain foreign employees. If a participant decides to contribute, a portion of the contribution is matched by us. Additionally, we incur certain charges related to our non-qualified deferred compensation plan as discussed in Note 1. Realized and unrealized gains and losses on the deferred compensation plan investments are recorded in SG&A in our consolidated statements of operations and substantially offset the changes in deferred compensation liabilities to participants resulting from changes in market values. Our aggregate expense under these defined contribution and non-qualified deferred compensation plans in fiscal 2010, fiscal 2009 and fiscal 2008 were $1.1 million, $1.2 million and $2.1 million, respectively.

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 29, 2011

Note 10. Operating Groups

        Our business is primarily operated through our four operating groups: Tommy Bahama, Lilly Pulitzer, Ben Sherman and Lanier Clothes. We identify our operating groups based on the way our management organizes the components of our business for purposes of allocating resources and assessing performance. All amounts included in this report and in our consolidated financial statements reflect our changes in operating groups during fiscal 2010, including (1) the acquisition of Sugartown resulting in the creation of our Lilly Pulitzer operating group, (2) the sale of substantially all of the operations and assets of our former Oxford Apparel operating group, which are now classified as discontinued operations, (3) the reclassification of our Oxford Golf business and our Lyons, Georgia distribution center operations into Corporate and Other, as these activities were previously included in Oxford Apparel, but will continue to be operated by us, and (4) the reclassification of certain corporate service costs from Oxford Apparel, where they were previously allocated, to Corporate and Other, as there is uncertainty in whether there will be a reduction in those costs as a result of the Oxford Apparel sale.

        Tommy Bahama designs, sources and markets collections of men's and women's sportswear and related products. The target consumers of Tommy Bahama are affluent men and women age 35 and older who embrace a relaxed and casual approach to daily living. Tommy Bahama products can be found in our owned and licensed Tommy Bahama retail stores and on our Tommy Bahama e-commerce website, as well as in certain department stores and independent specialty stores throughout the United States. We also license the Tommy Bahama name for various product categories and operate Tommy Bahama restaurants.

        Lilly Pulitzer designs, sources and distributes upscale collections of women's and girl's dresses, sportswear and other products. Lilly Pulitzer was originally created in the late 1950's and is an affluent brand with heritage and aesthetic based on the Palm Beach resort lifestyle. The brand is somewhat unique among women's brands in that it has demonstrated multi-generational appeal. The brand targets three distinct groups of women: young women recently graduated from college; young mothers and their daughters; and women who are not tied to the academic calendar. Lilly Pulitzer products can be found in our owned Lilly Pulitzer stores, in Lilly Pulitzer Signature Stores and on our Lilly Pulitzer website, as well as in certain department stores and a variety of independent specialty stores. We also license the Lilly Pulitzer name for various product categories.

        Ben Sherman is a London-based designer, marketer and distributor of men's branded sportswear and related products. Ben Sherman was established in 1963 as an edgy, "Mod"-inspired shirt brand and has evolved into a British lifestyle brand of apparel targeted at style conscious men ages 25 to 40 in multiple markets throughout the world. Ben Sherman products can be found in certain department stores, a variety of independent specialty stores and our owned and licensed Ben Sherman retail stores, as well as on Ben Sherman e-commerce websites. We also license the Ben Sherman name for various product categories.

        Lanier Clothes designs and markets branded and private label men's tailored clothing including suits, sportcoats, suit separates and dress slacks across a wide range of price points. Certain Lanier Clothes products are sold using trademarks licensed to us by third parties, including Kenneth Cole, Dockers, and Geoffrey Beene. Lanier Clothes also offers branded products under our Billy London and Arnold Brant trademarks. In addition to the branded businesses, Lanier Clothes designs and sources certain private label products for certain customers. Significant private label brands include Stafford,

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 29, 2011

Note 10. Operating Groups (Continued)

Lands' End, Alfani, Structure and Kenneth Roberts. Our Lanier Clothes products are sold to national chains, department stores, specialty stores, specialty catalog retailers and discount retailers throughout the United States.

        Corporate and Other is a reconciling category for reporting purposes and includes our corporate office, substantially all financing activities, elimination of inter-segment sales, LIFO inventory accounting adjustments, other costs that are not allocated to the operating groups and operations of our other businesses which are not included in our four operating groups. LIFO inventory calculations are made on a legal entity basis which does not correspond to our operating group definitions; therefore, LIFO inventory accounting adjustments are not allocated to operating groups. The operations of businesses that are included in Corporate and Other include our Oxford Golf business and our Lyons, Georgia distribution center operations.

        The tables below presents certain information about our operating groups included in continuing operations (in thousands):

	Fiscal 2010	Fiscal 2009	Fiscal 2008
Net Sales
Tommy Bahama	$398,510	$363,084	$421,687
Lilly Pulitzer	5,959	—	—
Ben Sherman	86,920	102,309	133,522
Lanier Clothes	103,733	114,542	135,581
Corporate and Other	8,825	5,371	8,274

Total	$603,947	$585,306	$699,064

Depreciation
Tommy Bahama	$13,411	$14,576	$16,667
Lilly Pulitzer	150	—	—
Ben Sherman	2,173	3,000	2,367
Lanier Clothes	462	528	884
Corporate and Other	1,644	1,103	931

Total	$17,840	$19,207	$20,849

Amortization of Intangible Assets
Tommy Bahama	$693	$888	$1,418
Lilly Pulitzer	13	—	—
Ben Sherman	267	329	1,322
Lanier Clothes	—	—	60
Corporate and Other	—	—	—

Total	$973	$1,217	$2,800

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 29, 2011

Note 10. Operating Groups (Continued)

	Fiscal 2010	Fiscal 2009	Fiscal 2008
Impairment of Goodwill and Intangible Assets
Tommy Bahama	$—	$—	$221,559
Lilly Pulitzer	—	—	—
Ben Sherman	—	—	83,766
Lanier Clothes	—	—	2,207
Corporate and Other	—	—	—

Total	$—	$—	$307,532

Operating Income (Loss)
Tommy Bahama	$51,081	$37,515	$(173,448)
Lilly Pulitzer	(372)	—	—
Ben Sherman	(2,664)	(8,616)	(84,988)
Lanier Clothes	14,316	12,389	(8,283)
Corporate and Other	(21,699)	(22,378)	(17,682)

Total Operating Income (Loss)	40,662	18,910	(284,401)
Gain on repurchase of 8 7/8% Senior Unsecured Notes	—	—	7,767
Interest expense, net	19,887	20,469	21,317

Earnings (Loss) From Continuing Operations Before Income Taxes	$20,775	$(1,559)	$(297,951)

Purchases of Property and Equipment
Tommy Bahama	$11,225	$5,618	$15,020
Lilly Pulitzer	277	—	—
Ben Sherman	963	3,442	1,836
Lanier Clothes	30	21	186
Corporate and Other	833	2,227	2,996

Total	$13,328	$11,308	$20,038

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 29, 2011

Note 10. Operating Groups (Continued)

	January 29, 2011	January 30, 2010
Total Assets
Tommy Bahama	$274,140	$256,759
Lilly Pulitzer	79,476	—
Ben Sherman	67,478	69,775
Lanier Clothes	35,530	39,213
Corporate and Other	44,102	3,062
Assets related to Discontinued Operations	57,745	56,365

Total	$558,471	$425,174

Intangible Assets, net
Tommy Bahama	$112,480	$113,173
Lilly Pulitzer	30,488	—
Ben Sherman	23,712	24,289
Lanier Clothes	—	—
Corporate and Other	—	—

Total	$166,680	$137,462

        Information for the net book value of our long-lived assets, including property and equipment, goodwill and intangible assets, by geographic area is presented below (in thousands):

	January 29, 2011	January 30, 2010
United States	$239,041	$185,595
United Kingdom	26,687	28,276
Other foreign	1,713	2,016

Total	$267,441	$215,887

        Information for the net sales recognized by geographic area is presented below (in thousands):

	Fiscal 2010	Fiscal 2009	Fiscal 2008
United States and Canada	$541,750	$508,917	$591,473
United Kingdom and Europe	58,465	71,806	100,060
Other	3,732	4,583	7,531

Total	$603,947	$585,306	$699,064

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 29, 2011

Note 11. Related Party Transactions

        SunTrust Banks, Inc. and its subsidiaries ("SunTrust") is one of our principal shareholders, holding shares of our common stock in various fiduciary and agency capacities. Mr. J. Hicks Lanier, our Chief Executive Officer, is on the board of directors of SunTrust and is a member of its Audit and Risk Committees. Mr. E. Jenner Wood, III, a board member of Oxford Industries, Inc., has been Chairman, President and CEO of SunTrust Bank, Atlanta/Georgia Division since April 2010 and was previously Chairman, President and Chief Executive Officer of SunTrust Bank, Central Group, during fiscal 2010, fiscal 2009 and fiscal 2008.

        We maintain a syndicated credit facility under which SunTrust serves as agent and lender and a SunTrust affiliate acted as a joint book-running manager in connection with our 2009 offering of the 11 3/8% Senior Secured Notes and as a dealer-manager in connection with the accompanying tender offer for our 8 7/8% Senior Unsecured Notes. The services provided and fees paid to SunTrust in connection with such services for each period are set forth below (in thousands):

Service	Fiscal 2010	Fiscal 2009	Fiscal 2008
Interest and agent fees for our credit facility	$303	$353	$1,146
Cash management and senior notes related services	$66	$85	$93
Book-running manager and dealer-manager fees	$—	$750	$—
Other	$8	$8	$8

        Our aggregate payments to SunTrust and its subsidiaries for these services did not exceed 1% of our gross revenues during the periods presented or 1% of SunTrust's gross revenues during its fiscal years ended December 31, 2010, December 31, 2009 and December 31, 2008.

        In connection with our acquisition of the Lilly Pulitzer brand and operations on December 21, 2010, we entered into a contingent consideration agreement pursuant to which the beneficial owners of the capital stock of Sugartown prior to the acquisition will be entitled to earn up to an additional $20 million in cash, in the aggregate, over the four years following the closing of the acquisition based on our Lilly Pulitzer Group's achievement of certain financial targets. The beneficial owners of the capital stock of Sugartown prior to the acquisition continue to manage the Lilly Pulitzer operations subsequent to the acquisition.

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 29, 2011

Note 12. Summarized Quarterly Data (unaudited)

        Each of our fiscal quarters consists of thirteen week periods, beginning on the first day after the end of the prior fiscal quarter. Following is a summary of our fiscal 2010 and fiscal 2009 quarterly results, as modified to reflect the reclassification of substantially all of our Oxford Apparel operations to discontinued operations (in thousands, except per share amounts):

Fiscal 2010	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Net sales	$163,625	$142,981	$139,627	$157,714	$603,947
Cost of goods sold	73,918	63,963	65,942	72,717	276,540

Gross profit	89,707	79,018	73,685	84,997	327,407
SG&A	78,009	71,324	70,995	80,674	301,002
Amortization of intangible assets	240	238	241	254	973
Change in fair value of contingent consideration	—	—	—	200	200
Royalties and other operating income	3,513	3,723	3,982	4,212	15,430

Operating income	14,971	11,179	6,431	8,081	40,662
Interest expense, net	4,967	5,053	5,095	4,772	19,887

Earnings from continuing operations, before income taxes	10,004	6,126	1,336	3,309	20,775
Income taxes	1,480	1,447	17	1,596	4,540

Earnings from continuing operations	8,524	4,679	1,319	1,713	16,235
Net earnings from discontinued operations, including gain on sale of discontinued operations, net of taxes	3,973	2,540	4,231	51,679	62,423

Net earnings	$12,497	$7,219	$5,550	$53,392	$78,658

Earnings from continuing operations per common share:
Basic	$0.52	$0.28	$0.08	$0.10	$0.98

Diluted	$0.52	$0.28	$0.08	$0.10	$0.98

Net earnings from discontinued operations per common share:
Basic	$0.24	$0.15	$0.26	$3.12	$3.77

Diluted	$0.24	$0.15	$0.26	$3.12	$3.77

Net earnings per common share:
Basic	$0.76	$0.44	$0.34	$3.23	$4.76

Diluted	$0.76	$0.44	$0.33	$3.22	$4.75

Weighted average common shares outstanding:
Basic	16,491	16,540	16,564	16,552	16,537

Diluted	16,503	16,552	16,576	16,562	16,551

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 29, 2011

Note 12. Summarized Quarterly Data (unaudited) (Continued)

Fiscal 2009	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Net sales	$155,236	$144,397	$142,274	$143,399	$585,306
Cost of goods sold	77,399	76,314	74,163	66,617	294,493

Gross profit	77,837	68,083	68,111	76,782	290,813
SG&A	72,125	68,806	66,896	74,662	282,489
Amortization of intangible assets	298	306	307	306	1,217
Royalties and other operating income	2,264	2,508	3,266	3,765	11,803

Operating income	7,678	1,479	4,174	5,579	18,910
Interest expense, net, including write-off of deferred financing costs	4,230	6,037	5,079	5,123	20,469

Earnings (loss) from continuing operations, before income taxes	3,448	(4,558)	(905)	456	(1,559)
Income taxes	184	(1,495)	(982)	(652)	(2,945)

Earnings (loss) from continuing operations	3,264	(3,063)	77	1,108	1,386
Net earnings from discontinued operations, net of taxes	3,347	2,883	4,228	2,780	13,238

Net earnings (loss)	$6,611	$(180)	$4,305	$3,888	$14,624

Earnings (loss) from continuing operations per common share:
Basic	$0.21	$(0.19)	$0.00	$0.07	$0.09

Diluted	$0.21	$(0.19)	$0.00	$0.07	$0.09

Net earnings from discontinued operations per common share
Basic	$0.21	$0.18	$0.26	$0.17	$0.81

Diluted	$0.21	$0.18	$0.26	$0.17	$0.81

Net earnings (loss) per common share:
Basic	$0.42	$(0.01)	$0.26	$0.24	$0.90

Diluted	$0.42	$(0.01)	$0.26	$0.24	$0.90

Weighted average common shares outstanding:
Basic	15,876	16,288	16,522	16,503	16,297

Diluted	15,876	16,288	16,533	16,517	16,304

        The sum of the quarterly earnings (loss) from continuing operations per common share, earnings from discontinued operations per common share and net earnings (loss) per common share amounts may not equal the amounts for the full year due to rounding. Additionally, the sum of earnings (loss) from continuing operations per common share and net earnings (loss) from discontinued operations per common share may not equal net earnings (loss) per common share for each quarter due to rounding.

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 29, 2011

Note 12. Summarized Quarterly Data (unaudited) (Continued)

        The fourth quarter of fiscal 2010 included the following significant items which impacted earnings from continuing operations for the quarter: (1) the acquisition of Lilly Pulitzer as discussed in Note 14, including the $0.8 million of transaction costs associated with the transaction and the $0.8 million of additional cost of goods over cost resulting from the write-up of acquired inventory from cost to fair value pursuant to the purchase method of accounting, (2) $3.2 million of charges in Ben Sherman, primarily related to the termination of certain lease agreements and the impairment of certain fixed assets, (3) the $2.2 million reduction of an environmental reserve liability and (4) the $2.4 million LIFO accounting charge. The fourth quarter of fiscal 2009 included the following significant items which impacted earnings from continuing operations for the quarter: (1) $1.2 million of restructuring and fixed asset impairment charges and (2) a $1.7 million LIFO accounting credit. Additionally, the fourth quarter of fiscal 2010 included the sale of substantially all of the operations and assets of our former Oxford Apparel Group resulting in a gain of approximately $49.5 million which is included in discontinued operations in our statement of operations.

Note 13. Restructuring Charges and Other Unusual Items

        During fiscal 2010, we incurred approximately $3.2 million of charges primarily consisting of retail store lease terminations in the United Kingdom totaling $2.8 million, which were paid in the first quarter of fiscal 2011, and fixed asset impairment charges of $0.4 million, all which were included in SG&A in our consolidated statements of operations. Additionally, fiscal 2010 also included the acquisition of Lilly Pulitzer as discussed in Note 14, the disposal of substantially all of the operations and assets of our former Oxford Apparel Group as discussed in Note 15 and the change in estimate for an environmental reserve discussed in Note 6.

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

        During fiscal 2008, Lanier Clothes incurred restructuring charges totaling approximately $9.8 million primarily associated with our decision to exit from certain license agreements and the restructuring of our Arnold Brant business. These charges include costs associated with the disposal of the inventory, payments related to license termination, the impairment of intangible assets associated with the Arnold Brant business of $2.2 million, severance costs, the $0.2 million impairment of certain property and equipment and charges associated with certain leased office space. Approximately $2.8 million and $2.2 million of these charges were recorded in SG&A and impairment of goodwill and intangible assets, respectively, in our consolidated statements of operations. The remaining charges, which relate to inventory disposal, were recognized in net sales and cost of goods sold in our consolidated statements of operations. In addition to these restructuring charges recognized in fiscal 2008, we recognized other unusual items totaling a net charge of $0.3 million in Lanier Clothes. Substantially all of these restructuring charges were paid in fiscal 2008.

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 29, 2011

Note 13. Restructuring Charges and Other Unusual Items (Continued)

        Tommy Bahama, Ben Sherman and Corporate and Other recognized restructuring charges and fixed asset impairment charges totaling approximately $1.0 million, $0.5 million and $1.2 million, respectively, in fiscal 2008, substantially all of which were paid in fiscal 2008. These charges primarily relate to severance, property and equipment impairment and costs associated with certain office leases. All of these charges are included in SG&A in our consolidated statements of operations.

Note 14. Business Combinations

        On December 21, 2010, we acquired all of the outstanding capital stock of Sugartown from SWI Holdings, Inc., pursuant to a stock purchase agreement. Sugartown owns the Lilly Pulitzer trademark and designs, sources and distributes upscale collections of women's dresses, sportswear and other products to specialty and department stores, as well as through direct to consumer channels, including retail stores and an e-commerce site. We will report the acquired operations of Sugartown as our Lilly Pulitzer operating group.

        We paid $60 million in cash, subject to adjustment based on net working capital as of the closing date for the acquisition. After giving effect to a preliminary working capital adjustment, the purchase price paid was approximately $58.3 million, net of acquired cash of $0.9 million. In connection with the acquisition, we entered into a contingent consideration agreement dated as of December 21, 2010, pursuant to which we will be obligated to pay cash payments of up to $2.5 million in each of the four years following the closing of the transaction and an additional $10 million subsequent to the end of the fourth year, contingent upon Lilly Pulitzer's achievement of certain financial targets. Transaction costs related to this transaction totaled approximately $0.8 million and are included in SG&A in our consolidated statements of operations in fiscal 2010.

        Our allocation of purchase price to the fair value of the acquired assets and liabilities assumed, is preliminary and will be revised through the one year allocation period as appropriate as we obtain new information about the fair values of these assets and liabilities and as we revise our estimates of the fair values of the assets and liabilities, including the contingent consideration, based on any new information. The following table summarizes our preliminary allocation, subject to finalization during

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 29, 2011

Note 14. Business Combinations (Continued)

the allocation period as necessary, of the purchase price for the Lilly Pulitzer acquisition (in thousands):

Lilly Pulitzer acquisition
Cash	$936
Receivables	6,439
Inventories(1)	9,439
Prepaid expenses and other current assets	1,082
Property and equipment	10,523
Intangible assets	30,500
Goodwill	16,866
Other non-current assets	645
Deferred income tax assets	688
Trade accounts payable, accrued compensation and other accrued expenses assumed	(6,647)
Deferred income tax liability	(688)

Purchase price(2)	$69,783

(1)
Includes a write-up of acquired inventory from cost to fair value of $1.8 million pursuant to the purchase method of accounting. This amount will be recognized in cost of goods sold as the acquired inventory is sold.

(2)
The purchase price includes $10.5 million of contingent considerations associated with the acquisition which may be payable in future periods if certain financial targets are met.

        Intangible assets allocated in connection with our preliminary purchase price allocation, subject to finalization during the allocation period as necessary, consisted of the following (in thousands):

	Useful life	Lilly Pulitzer acquisition
Finite lived intangible assets acquired, consisting of customer relationships	13 years	$3,000
Trade names and trademarks—indefinite	n/a	27,500

Total intangible assets acquired		$30,500

  Pro Forma Information (unaudited)

        The pro forma information presented below (in thousands, except per share data) gives effect to the December 21, 2010 acquisition of Lilly Pulitzer as if the acquisition had occurred as of the beginning of fiscal 2009. The information presented below is for illustrative purposes only and is not indicative of results that would have been achieved if the acquisition had occurred as of the beginning of fiscal 2009, nor does it intend to be a projection of future results of operations. The pro forma statements of operations have been prepared from our and Lilly Pulitzer's historical audited

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 29, 2011

Note 14. Business Combinations (Continued)

consolidated statements of operations for the years presented, including without limitation, purchase accounting adjustments, but does not include any synergies or operating cost reductions that may be achieved from the combined operations. The fiscal 2009 pro forma information includes the following items which negatively impact earnings from continuing operations: (1) transaction costs of approximately $0.8 million related to the acquisition, (2) $1.8 million of additional cost of goods sold resulting from the application of purchase accounting to inventory acquired at acquisition and (3) approximately $0.5 million of amortization of acquired intangible assets in each year.

	Fiscal 2010	Fiscal 2009
Net sales	$669,621	$650,494
Earnings from continuing operations before income taxes	$25,785	$(5,064)
Earnings from continuing operations	$19,624	$(4,277)
Earnings from continuing operations per share:
Basic	$1.19	$(0.05)
Diluted	$1.19	$(0.05)

        We anticipate that this acquisition will assist us in pursuing one of our strategic goals of owning a portfolio of lifestyle brands. The acquisition will provide strategic benefits through growth opportunities and further diversification of our business over distribution channels, price points, product categories and target consumers.

Note 15. Discontinued Operations

        On January 3, 2011, we sold to LF USA Inc. ("LF") substantially all of the operations and assets of our former Oxford Apparel operating group (other than accounts receivable associated with the businesses that was sold and all assets and operations relating to our Oxford Golf business and our distribution center in Lyons, Georgia). The purchase price paid by LF was equal to approximately $121.7 million, less an adjustment based on net working capital on the closing date of the transaction. After giving effect to a preliminary net working capital adjustment, the purchase price paid by LF at the closing of the transaction was approximately $108.2 million, of which $5.4 million is held in escrow pending completion of the final working capital adjustment and other requirements. The net working capital deficit resulted from our retention of accounts receivable and goods in transit as of the closing date, partially offset by our retention of certain accounts payable, as of the closing date, associated with Oxford Apparel. The purchase price is subject to a final net working capital adjustment, which is expected to occur within 120 days of the closing date of the transaction and not expected to be significantly different than the preliminary net working capital. LF also agreed to purchase our goods in transit relating to Oxford Apparel following the closing of the transaction until all goods associated with the sold Oxford Apparel operations are transferred.

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 29, 2011

Note 15. Discontinued Operations (Continued)

        In connection with the consummation of the transaction described above, we, among other things, entered into (1) license agreements with LF to grant licenses (subject to the limitations set forth in the applicable license agreements) to LF to use the trade name "Oxford Apparel" perpetually in connection with its business, as well as to use certain other trademarks in connection with the manufacture, sale and distribution of men's dress shirts for certain periods of time in the applicable territory; (2) a services agreement with LF pursuant to which, in exchange for various fees, we will provide certain transitional support services to LF in its operation of the transferred assets; and (3) a limited non-competition agreement with LF pursuant to which we agreed (subject to the exceptions set forth in the non-competition agreement) not to engage in certain activities for a period of three years following the completion of the transaction.

        The following represents the major classes of assets and liabilities related to the discontinued operations included in our consolidated balance sheets as of the following dates (in thousands):

	January 29, 2011	January 30, 2010
Receivables, net, including $5.4 million of purchase price consideration held in escrow	$48,564	$29,708
Inventories, net	9,162	18,849
Other current assets, net	19	205
Property and equipment, net	—	1,115
Other assets, net (1)	—	6,488

Total assets	$57,745	$56,365

Trade accounts payable, other accrued expenses and accrued compensation	$13,164	$17,592
Income taxes payable associated with the discontinued operations	27,621	762
Other liabilities	—	588

Total liabilities	40,785	18,942

Net assets	$16,960	$37,423

(1)
The other assets, net primarily consisted of our investment in an unconsolidated entity, which owned certain trademarks and was accounted for using the equity method of accounting

        We do not anticipate significant operations or cash flows related to the discontinued operations other than the collection of receivables, payment of liabilities, sale of goods in transit included in discontinued operations in our balance sheet as of January 29, 2011, and certain commissions related to in-process inventory on the date of the transaction, substantially all of which we anticipate will be settled during the first half of fiscal 2011.

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 29, 2011

Note 15. Discontinued Operations (Continued)

        Operating results of the discontinued operations are shown below (in thousands):

	Fiscal 2010	Fiscal 2009	Fiscal 2008(1)
Net sales	$200,636	$215,352	$248,452
Cost of goods sold	160,749	172,482	196,862

Gross profit	39,887	42,870	51,590
SG&A	19,873	21,880	32,729
Impairment and amortization of goodwill, intangible assets and an investment in an unconsolidated entity(2)	—	—	7,384
Royalties and other operating income(3)	1,118	1,254	1,633

Operating income	21,132	22,244	13,110
Interest expense, net	522	892	2,385

Earnings from discontinued operations before income taxes	20,610	21,352	10,725
Income taxes	7,733	8,114	4,076

Earnings from discontinued operations, net of taxes	12,877	13,238	6,649
Gain on sale of discontinued operations, net of taxes	49,546	—	—

Net earnings from discontinued operations, net of taxes	$62,423	$13,238	$6,649

(1)
Oxford Apparel incurred certain restructuring charges totaling approximately $2.7 million during fiscal 2008 primarily associated with the decision to exit certain businesses. These charges reflected in discontinued operations above include costs associated with the disposal of inventory of $0.5 million which are classified as a reduction to net sales, the impairment of certain intangible assets of $1.1 million recorded in impairment of goodwill, intangible assets and investment in an unconsolidated entity, $0.9 million of impairment of property and equipment included in SG&A and $0.3 million of severance related costs included in SG&A. Oxford Apparel also recorded a net benefit of $1.2 million primarily related to the resolution of a contingent liability and the sale of a trademark partially offset by an increase in our bad debt reserve due to certain customers' bankruptcy filings, substantially all of which were recorded in SG&A in the discontinued operations above.

(2)
During fiscal 2008, as part of our annual impairment testing process, we determined that impairment charges totaling $6.2 million related to our investment in an unconsolidated entity and goodwill were appropriate as the carrying values of the investment and goodwill exceeded their fair value. The fair values of the investment in an unconsolidated entity and goodwill were determined using a discounted cash flow approach.

(3)
Royalties and other operating income in discontinued operations primarily relate to earnings from an investment in an unconsolidated entity.

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 29, 2011

Note 16. Condensed Consolidating Financial Statements

        Our 11 3/8% Senior Secured Notes are guaranteed by substantially all of our wholly-owned domestic subsidiaries ("Subsidiary Guarantors"). All guarantees are full and unconditional. For consolidated financial reporting purposes, non-guarantors consist of our subsidiaries which are organized outside the United States and certain domestic subsidiaries. We use the equity method with respect to investment in subsidiaries included in other non-current assets in our condensed consolidating financial statements. Set forth below are our condensed consolidating balance sheets as of January 29, 2011 and January 30, 2010 (in thousands) as well as our condensed consolidating statements of operations and statements of cash flows for fiscal 2010, fiscal 2009 and fiscal 2008 (in thousands).

OXFORD INDUSTRIES, INC.
CONDENSED CONSOLIDATING BALANCE SHEETS
January 29, 2011

	Oxford Industries (Parent)	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidating Adjustments	Consolidated Total
ASSETS
Cash and cash equivalents	$41,130	$809	$2,155	$—	$44,094
Receivables, net	10,969	3,431	44,897	(9,120)	50,177
Inventories, net	(13,234)	86,747	11,889	(64)	85,338
Prepaid expenses and deferred tax assets, net	19,756	12,671	3,018	(3,886)	31,559
Assets related to discontinued operations, net	46,418	324	11,003	—	57,745

Total current assets	105,039	103,982	72,962	(13,070)	268,913
Property and equipment, net	7,182	72,323	4,390	—	83,895
Goodwill and intangible assets, net	—	159,543	24,003	—	183,546
Other non-current assets, net	579,130	143,459	4,101	(704,573)	22,117

Total Assets	$691,351	$479,307	$105,456	$(717,643)	$558,471

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities related to continuing operations	$13,978	$59,255	$41,170	$(8,097)	$106,306
Current liabilities related to discontinued operations	32,379	—	8,406	—	40,785
Long-term debt, less current maturities	147,065	—	—	—	147,065
Other non-current liabilities	322,237	(301,271)	143,113	(108,638)	55,441
Non-current deferred income taxes	(4,336)	26,944	6,332	(94)	28,846
Total shareholders'/invested equity	180,028	694,379	(93,565)	(600,814)	180,028

Total Liabilities and Shareholders' Equity	$691,351	$479,307	$105,456	$(717,643)	$558,471

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 29, 2011

Note 16. Condensed Consolidating Financial Statements (Continued)

January 30, 2010

	Oxford Industries (Parent)	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidating Adjustments	Consolidated Total
ASSETS
Cash and cash equivalents	$5,933	$503	$1,852	$—	$8,288
Receivables, net	11,251	2,868	40,486	(9,915)	44,690
Inventories, net	(9,896)	57,217	11,856	(997)	58,180
Prepaid expenses and deferred tax assets, net	16,347	8,851	3,103	(3,918)	24,383
Assets related to discontinued operations, net	43,805	6,631	5,929	—	56,365

Total current assets	67,440	76,070	63,226	(14,830)	191,906
Property and equipment, net	8,398	64,442	5,585	—	78,425
Intangible assets, net	—	112,882	24,580	—	137,462
Other non-current assets, net	490,554	142,827	3,819	(619,819)	17,381

Total Assets	$566,392	$396,221	$97,210	$(634,649)	$425,174

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities related to continuing operations	$27,108	$27,974	$32,076	$(9,650)	$77,508
Current liabilities related to discontinued operations	12,332	—	6,610	—	18,942
Long-term debt, less current maturities	146,408	—	—	—	146,408
Other non-current liabilities	280,138	(268,351)	145,486	(107,795)	49,478
Non-current deferred income taxes	(4,011)	26,605	6,794	(967)	28,421
Total shareholders'/invested equity	104,417	609,993	(93,756)	(516,237)	104,417

Total Liabilities and Shareholders' Equity	$566,392	$396,221	$97,210	$(634,649)	$425,174

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 29, 2011

Note 16. Condensed Consolidating Financial Statements (Continued)

OXFORD INDUSTRIES, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Fiscal 2010

	Oxford Industries (Parent)	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidating Adjustments	Consolidated Total
Net sales	$112,270	$435,599	$85,308	$(29,230)	$603,947
Cost of goods sold	77,481	178,776	35,780	(15,497)	276,540

Gross profit	34,789	256,823	49,528	(13,733)	327,407
SG&A including amortization of intangible assets and change in fair value of contingent consideration	33,982	231,246	52,813	(15,866)	302,175
Royalties and other operating income (loss)	1,118	8,830	7,343	(1,861)	15,430

Operating income	1,925	34,407	4,058	272	40,662
Interest (income) expense, net	21,492	(4,548)	2,949	(6)	19,887
Income from equity investment	25,863	—	—	(25,863)	—

Earnings from continuing operations before income taxes	6,296	38,955	1,109	(25,585)	20,775
Income taxes (benefit)	(12,115)	15,212	1,346	97	4,540

Earnings (loss) from continuing operations	18,411	23,743	(237)	(25,682)	16,235
Earnings from discontinued operations, net of taxes	60,068	1,409	946	—	62,423

Net earnings (loss)	$78,479	$25,152	$709	$(25,682)	$78,658

Fiscal 2009

	Oxford Industries (Parent)	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidating Adjustments	Consolidated Total
Net sales	$120,148	$395,982	$98,394	$(29,218)	$585,306
Cost of goods sold	95,183	166,381	49,224	(16,295)	294,493

Gross profit	24,965	229,601	49,170	(12,923)	290,813
SG&A including amortization of intangible assets	27,663	215,834	54,081	(13,872)	283,706
Royalties and other operating income (loss)	18	5,812	6,373	(400)	11,803

Operating income (loss)	(2,680)	19,579	1,462	549	18,910
Interest (income) expense, net	22,323	(4,930)	3,453	(377)	20,469
Income (loss) from equity investment	13,539	—	—	(13,539)	—

Earnings (loss) from continuing operations before income taxes	(11,464)	24,509	(1,991)	(12,613)	(1,559)
Income taxes (benefit)	(12,249)	8,376	603	325	(2,945)

Earnings from continuing operations	785	16,133	(2,594)	(12,938)	1,386
Earnings from discontinued operations, net of taxes	9,825	1,769	1,644	—	13,238

Net earnings (loss)	$10,610	$17,902	$(950)	$(12,938)	$14,624

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 29, 2011

Note 16. Condensed Consolidating Financial Statements (Continued)

OXFORD INDUSTRIES, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Fiscal 2008

	Oxford Industries (Parent)	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidating Adjustments	Consolidated Total
Net sales	$138,186	$460,597	$140,008	$(39,727)	$699,064
Cost of goods sold	113,251	208,168	64,617	(22,584)	363,452

Gross profit	24,935	252,429	75,391	(17,143)	335,612
SG&A including amortization and impairment of intangible assets goodwill	35,820	429,483	186,833	(16,462)	635,674
Royalties and other operating income (loss)	485	8,718	6,814	(356)	15,661

Operating income (loss)	(10,400)	(168,336)	(104,628)	(1,037)	(284,401)
Interest (income) expense, net including gain on repurchase of 8 7/8% Senior Unsecured Notes	15,696	(11,193)	9,049	(2)	13,550
Income (loss) from equity investment	(259,608)	—	—	259,608	—

Earnings (loss) from continuing operations before income taxes	(285,704)	(157,143)	(113,677)	258,573	(297,951)
Income taxes (benefit)	(8,272)	832	(12,043)	(362)	(19,845)

Earnings (loss) from continuing operations	(277,432)	(157,975)	(101,634)	258,935	(278,106)
Earnings (loss) from discontinued operations, net of taxes	6,871	(937)	715	—	6,649

Net earnings (loss)	$(270,561)	$(158,912)	$(100,919)	$258,935	$(271,457)

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 29, 2011

Note 16. Condensed Consolidating Financial Statements (Continued)

OXFORD INDUSTRIES, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Fiscal 2010

	Oxford Industries (Parent)	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidating Adjustments	Consolidated Total
Cash Flows From Operating Activities:
Net cash provided by (used in) operating activities	$(18,158)	$47,879	$6,203	$(233)	$35,691
Cash Flows from Investing Activities:
Net cash used in investing activities	(60,026)	(10,884)	(643)	—	(71,553)
Cash Flows from Financing Activities:
Repayments of company owned life insurance policy loans	(4,125)	—	—	—	(4,125)
Proceeds from issuance of common stock	177	—	—	—	177
Change in intercompany payable	44,288	(42,491)	(2,030)	233	—
Dividends on common stock	(7,275)	—	—	—	(7,275)

Net cash provided by (used in) financing activities	33,065	(42,491)	(2,030)	233	(11,223)
Cash Flows from Discontinued Operations:
Net cash provided by (used in) discontinued operations	80,316	5,802	(3,258)	—	82,860

Net change in Cash and Cash Equivalents	35,197	306	272	—	35,775
Effect of foreign currency translation	—	—	31	—	31
Cash and Cash Equivalents at the Beginning of Period	5,933	503	1,852	—	8,288

Cash and Cash Equivalents at the End of Period	$41,130	$809	$2,155	$—	$44,094

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 29, 2011

Note 16. Condensed Consolidating Financial Statements (Continued)

OXFORD INDUSTRIES, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Fiscal 2009

	Oxford Industries (Parent)	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidating Adjustments	Consolidated Total
Cash Flows From Operating Activities:
Net cash provided by (used in) operating activities	$8,953	$51,203	$593	$226	$60,975
Cash Flows from Investing Activities:
Net cash used in investing activities	(5,851)	(6,927)	(2,132)	3,613	(11,297)
Cash Flows from Financing Activities:
Change in debt	(27,722)	—	(5,598)	—	(33,320)
Repurchase of 8 7/8% Senior Unsecured Notes	(166,805)	—	—	—	(166,805)
Proceeds from the issuance of 11 3/8% Senior Secured Notes	146,029	—	—	—	146,029
Deferred financing costs paid	(5,049)	—	—	—	(5,049)
Proceeds from issuance of common stock	8	—	—	—	8
Equity contribution received	—	—	3,613	(3,613)	—
Change in intercompany payable	44,507	(44,177)	(104)	(226)	—
Dividends on common stock	(5,889)	—	—	—	(5,889)

Net cash provided by (used in) financing activities	(14,921)	(44,177)	(2,089)	(3,839)	(65,026)
Cash Flows from Discontinued Operations:
Net cash provided by discontinued operations	16,225	300	4,054	—	20,579

Net change in Cash and Cash Equivalents	4,406	399	426	—	5,231
Effect of foreign currency translation	—	—	(233)	—	(233)
Cash and Cash Equivalents at the Beginning of Period	1,527	104	1,659	—	3,290

Cash and Cash Equivalents at the End of Period	$5,933	$503	$1,852	$—	$8,288

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 29, 2011

Note 16. Condensed Consolidating Financial Statements (Continued)

OXFORD INDUSTRIES, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Fiscal 2008

	Oxford Industries (Parent)	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidating Adjustments	Consolidated Total
Cash Flows From Operating Activities:
Net cash provided by (used in) operating activities	$16,042	$48,023	$(12,005)	$(211)	$51,849
Cash Flows from Investing Activities:
Net cash used in investing activities	(2,183)	(16,014)	(1,604)	—	(19,801)
Cash Flows from Financing Activities:
Change in debt	(45,177)	(1)	6,434	—	(38,744)
Repurchase of 8 7/8% Senior Unsecured Notes	(24,971)	—	—	—	(24,971)
Deferred financing costs paid	(1,664)	—	—	—	(1,664)
Proceeds from issuance of common stock	91	—	—	—	91
Change in intercompany payable	(22,538)	22,847	(520)	211	—
Dividends on common stock	50,407	(58,862)	(5,958)	—	(14,413)

Net cash provided by (used in) financing activities	(43,852)	(36,016)	(44)	211	(79,701)
Cash Flows from Discontinued Operations:
Net cash provided by (used in) discontinued operations	29,420	3,673	3,982	—	37,075

Net change in Cash and Cash Equivalents	(573)	(334)	(9,671)	—	(10,578)
Effect of foreign currency translation	—	—	(1,044)	—	(1,044)
Cash and Cash Equivalents at the Beginning of Period	2,100	438	12,374	—	14,912

Cash and Cash Equivalents at the End of Period	$1,527	$104	$1,659	$—	$3,290

SCHEDULE II
Oxford Industries, Inc.

Valuation and Qualifying Accounts

Column A	Column B	Column C			Column D		Column E
Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Charged to Other Accounts– Describe		Deductions– Describe		Balance at End of Period
	(In thousands)
Fiscal 2010
Deducted from asset accounts:
Accounts receivable reserves(1)	$8,817	$10,068	$1,341	(3)	$(11,048	)(4)	$9,178
Allowance for doubtful accounts(2)	1,571	(89)	1,355	(3)	(278	)(5)	2,559
Fiscal 2009
Deducted from asset accounts:
Accounts receivable reserves(1)	$9,417	$10,218	—		$(10,818	)(4)	$8,817
Allowance for doubtful accounts(2)	1,857	1,466	—		(1,752	)(5)	1,571
Fiscal 2008
Deducted from asset accounts:
Accounts receivable reserves(1)	$9,201	$11,794	—		$(11,578	)(4)	$9,417
Allowance for doubtful accounts(2)	1,073	1,776	—		(992	)(5)	1,857

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

(3)
Addition due to the acquisition of Lilly Pulitzer in December 2010.

(4)
Principally amounts written off related to customer allowances, returns and discounts.

(5)
Principally accounts written off as uncollectible.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Oxford Industries, Inc.

        We have audited the accompanying consolidated balance sheets of Oxford Industries, Inc. (the Company) as of January 29, 2011 and January 30, 2010, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended January 29, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Oxford Industries, Inc. at January 29, 2011 and January 30, 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 29, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Oxford Industries, Inc.'s internal control over financial reporting as of January 29, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 31, 2011 expressed an unqualified opinion thereon.

                      /s/ Ernst & Young LLP

Atlanta, Georgia
March 31, 2011

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

        There have not been any changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the fourth quarter of fiscal 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

        On December 21, 2010, we completed our acquisition of Sugartown. Sugartown's results of operations are included in our consolidated financial statements from the date of acquisition. As permitted by the SEC, we have elected to exclude Sugartown from our assessment of the effectiveness of our internal control over financial reporting as of January 29, 2011. Total assets and net sales of Sugartown represent 14% and 1%, respectively, of our total assets and net sales as reported in our consolidated financial statements for fiscal 2010.

        We assessed the effectiveness of our internal control over financial reporting as of January 29, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the Internal Control—Integrated Framework. Based on this assessment, we believe that our internal control over financial reporting was effective as of January 29, 2011.

        Ernst & Young LLP, our independent registered public accounting firm, has audited our internal control over financial reporting as of January 29, 2011, and its report thereon is included herein.

/s/ J. HICKS LANIER J. Hicks Lanier Chairman and Chief Executive Officer (Principal Executive Officer)	/s/ K. SCOTT GRASSMYER K. Scott Grassmyer Senior Vice President, Chief Financial Officer and Controller (Principal Financial Officer)
March 31, 2011	March 31, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Oxford Industries, Inc.

        We have audited Oxford Industries, Inc.'s (the Company's) internal control over financial reporting as of January 29, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Oxford Industries, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        As indicated in the accompanying Report of Management on Internal Control over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Sugartown Worldwide, Inc., which is included in the fiscal 2010 consolidated financial statements of Oxford Industries, Inc. and constituted approximately 14% of total assets as of January 29, 2011 and approximately 1% of net sales for the year then ended. Our audit of internal control over financial reporting of Oxford Industries, Inc. also did not include an evaluation of the internal control over financial reporting of Sugartown Worldwide, Inc.

        In our opinion, Oxford Industries, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 29, 2011, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the fiscal 2010 consolidated financial statements of Oxford Industries, Inc., and our report dated March 31, 2011 expressed an unqualified opinion thereon.

                      /s/ Ernst & Young LLP

Atlanta, Georgia
March 31, 2011

Item 9B.    Other Information

        None

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The following table sets forth certain information concerning the members of our Board of Directors as of January 29, 2011:

Name	Principal Occupation
Cecil D. Conlee	Mr. Conlee is Chairman of CGR Advisors, a real estate advisory company.
George C. Guynn	Mr. Guynn is the retired President and CEO of the Federal Reserve Bank of Atlanta.
John R. Holder	Mr. Holder is Chairman and Chief Executive Officer of Holder Properties, a commercial real estate development company.
J. Hicks Lanier	Mr. Lanier is our Chairman and Chief Executive Officer.
J. Reese Lanier	Mr. Lanier was self-employed in farming and related businesses until his retirement in 2009.
Dennis M. Love	Mr. Love is President and Chief Executive Officer of Printpack Inc., a manufacturer of flexible and specialty rigid packaging.
Clarence H. Smith	Mr. Smith is President and Chief Executive Officer of Haverty Furniture Companies, Inc., a home furnishings retailer.
Helen B. Weeks	Ms. Weeks founded Ballard Designs, Inc., a home furnishing catalog business, in 1983 and served as Chief Executive Officer until she retired in 2002.
E. Jenner Wood III	Mr. Wood is Chairman, President and CEO of SunTrust Bank, Atlanta/Georgia Division

        The following table sets forth certain information concerning our executive officers as of January 29, 2011:

Name	Position Held
J. Hicks Lanier	Chairman and Chief Executive Officer
Scott A. Beaumont	CEO, Lilly Pulitzer Group
Thomas E. Campbell	Senior Vice President—Law, General Counsel and Secretary
Thomas C. Chubb III	President
K. Scott Grassmyer	Senior Vice President, Chief Financial Officer and Controller
Dennis D. MacCulloch	President, Lanier Clothes
Panayiotis P. Philippou	CEO, Ben Sherman Group
Terry R. Pillow	CEO, Tommy Bahama Group

        Additional information required by this Item 10 of Part III will appear in our definitive proxy statement under the headings "Corporate Governance and Board Matters—Directors," "Executive Officers," "Common Stock Ownership by Management and Certain Beneficial Owners—Section 16(a)

Beneficial Ownership Reporting Compliance," "Corporate Governance and Board Matters—Corporate Governance Guidelines; Conduct Policies," and "Corporate Governance and Board Matters—Board Meetings and Committees of our Board of Directors," and is incorporated herein by reference.

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

Item 11.    Executive Compensation

        The information required by this Item 11 of Part III will appear in our definitive proxy statement under the headings "Corporate Governance and Board Matters—Director Compensation," "Executive Compensation," "Nominating, Compensation & Governance Committee Report" and "Compensation Committee Interlocks and Insider Participation" and is incorporated herein by reference.

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

Item 14.    Principal Accountant Fees and Services

        The information required by this Item 14 of Part III will appear in our definitive proxy statement under the heading "Audit-Related Matters—Fees Paid to Independent Registered Public Accounting Firm" and "Audit-Related Matters—Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors" and is incorporated herein by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

        (a)    1.  Financial Statements

        The following consolidated financial statements are included in Part II, Item 8 of this report:

  •
  Consolidated Balance Sheets as of January 29, 2011 and January 30, 2010.

  •
  Consolidated Statements of Operations for fiscal 2010, fiscal 2009 and fiscal 2008.

  •
  Consolidated Statements of Shareholders' Equity for fiscal 2010, fiscal 2009 and fiscal 2008.

  •
  Consolidated Statements of Cash Flows for fiscal 2010, fiscal 2009 and fiscal 2008.

  •
  Notes to Consolidated Financial Statements for fiscal 2010, fiscal 2009 and fiscal 2008.

                 2.     Financial Statement Schedules

  •
  Schedule II—Valuation and Qualifying Accounts

        All other schedules for which provisions are made in the applicable accounting regulation of the SEC are not required under the related instructions or are inapplicable and, therefore, have been omitted.

        (b)   Exhibits

2.1	Purchase Agreement, dated as of November 22, 2010, among LF USA Inc., Oxford Industries, Inc., Piedmont Apparel Corporation, Tommy Bahama International, Pte. Ltd. and Oxford Product (International) Limited. Incorporated by reference to Exhibit 2.1 to the Company's Form 8-K filed on November 22, 2010.
2.2
Stock Purchase Agreement, dated as of December 21, 2010, by and among Oxford Industries, Inc., Sugartown Worldwide, Inc., SWI Holdings, Inc. and the other sellers party thereto. Incorporated by reference to Exhibit 2.1 to the Company's Form 8-K filed on December 21, 2010.
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
10.7	Executive Medical Plan. Incorporated by reference to Exhibit 10(d) to the Company's Form 10-K for the fiscal year ended June 3, 2005.†
10.8	Employment Offer Letter to Knowlton J. O'Reilly. Incorporated by reference to Exhibit 10.5 to the Company's Form 10-Q for the fiscal quarter ended November 30, 2007.†

10.9	Employment Offer Letter to Terry R. Pillow. Incorporated by reference to Exhibit 10(a) to the Company's Form 10-Q for the fiscal quarter ended August 2, 2008.†
10.10
Second Amended and Restated Credit Agreement, dated as of August 15, 2008, by and among Oxford Industries, Inc., Tommy Bahama Group, Inc., the Persons party thereto from time to time as Guarantors, the financial institutions party thereto from time to time as lenders, the financial institutions party thereto from time to time as Issuing Banks and SunTrust Bank, as administrative agent.*/*\
10.11	Amended and Restated Pledge and Security Agreement, dated as of August 15, 2008, among Oxford Industries, Inc., the other Grantors party thereto and SunTrust Bank, as administrative agent.*
10.12	Second Amended and Restated Pledge and Security Agreement, dated June 30, 2009, among Oxford Industries, Inc., the other Grantors party thereto and SunTrust Bank, as administrative agent.*
10.13
Intercreditor Agreement, dated June 30, 2009, between U.S. Bank National Association, as trustee and as collateral agent under the Indenture, and SunTrust Bank, as agent under the ABL Credit Agreement, as acknowledged by the Company and the subsidiaries party thereto. Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on July 2, 2009.
10.14
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
10.15
Security Agreement, dated June 30, 2009, among Oxford Industries, Inc., the other Grantors party thereto, U.S. Bank National Association, as collateral agent and as trustee, and each Additional Pari Passu Agent from time to time party thereto.*
10.16	Letter agreement between the Company and Mr. Knowlton J. O'Reilly.†
10.17	Agreement dated as of January 30, 2010 between Ben Sherman Limited and Miles Gray.*†
10.18	Oxford Industries, Inc. Deferred Compensation Plan, as amended and restated effective September 1, 2010. Incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed on July 2, 2009.†
10.19	First Amendment to the Oxford Industries, Inc. Deferred Compensation Plan, as amended and restated effective September 1, 2010.*†
10.20	Earnout Agreement, dated as of December 21, 2010, by and among Oxford Industries, Inc., Sugartown Worldwide, Inc., SWI Holdings, Inc. and the other parties thereto.*
10.21	Employment Agreement, dated as of December 21, 2010, by and between Sugartown Worldwide, Inc. and Scott A. Beaumont.*†
21	List of Subsidiaries.*
23	Consent of Independent Registered Public Accounting Firm.*
24	Powers of Attorney.*
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*
Filed herewith

†
Management contract or compensation plan or arrangement required to be filed as an exhibit to this form pursuant to Item 15(b) of this report.

/*\
Application has been made to the SEC for confidential treatment of certain provisions of this exhibit. Omitted material for which confidential treatment has been requested has been filed separately with the SEC.

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
Date: March 31, 2011

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ J. HICKS LANIER J. Hicks Lanier	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	March 31, 2011
/s/ K. SCOTT GRASSMYER K. Scott Grassmyer	Senior Vice President, Chief Financial Officer and Controller (Principal Financial Officer)	March 31, 2011
* Cecil D. Conlee	Director	March 31, 2011
* George C. Guynn	Director	March 31, 2011
* John R. Holder	Director	March 31, 2011
* J. Reese Lanier	Director	March 31, 2011
* Dennis M. Love	Director	March 31, 2011

Signature		Capacity	Date

* Clarence H. Smith		Director	March 31, 2011
Helen B. Weeks		Director
* E. Jenner Wood		Director	March 31, 2011
*By	/s/ THOMAS E. CAMPBELL Thomas E. Campbell as Attorney-in-Fact