Form 10-Q
period 2011-04-30
OXFORD INDUSTRIES INC
filed 2011-06-08
CIK 75288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended APRIL 30, 2011

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of shares outstanding
Title of each class	as of June 3, 2011
Common Stock, $1 par value	16,507,870

OXFORD INDUSTRIES, INC.

INDEX TO FORM 10-Q

For the first quarter of fiscal 2011

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

Our SEC filings and public announcements may include forward-looking statements about future events. Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “will” and similar expressions identify forward-looking statements, which generally are not historical in nature. We intend for all forward-looking statements contained herein, in our press releases or on our website, and all subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf, to be covered by the safe harbor provisions for forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (which Sections were adopted as part of the Private Securities Litigation Reform Act of 1995). Important assumptions relating to these forward-looking statements include, among others, assumptions regarding the impact of economic conditions on consumer demand and spending, demand for our products, timing of shipments requested by our wholesale customers, expected pricing levels, competitive conditions, the timing and cost of planned capital expenditures, costs of products and raw materials we purchase, costs of labor, access to capital and/or credit markets, acquisition and disposition activities, expected outcomes of pending or potential litigation and regulatory actions and disciplined execution by key management. Forward-looking statements reflect our current expectations, based on currently available information, and are not guarantees of performance. Although we believe that the expectations reflected in such forward-looking statements are reasonable, these expectations could prove inaccurate as such statements involve risks and uncertainties, many of which are beyond our ability to control or predict. Should one or more of these risks or uncertainties, or other risks or uncertainties not currently known to us or that we currently deem to be immaterial, materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Important factors relating to these risks and uncertainties include, but are not limited to, those described in Part I, Item 1A. Risk Factors contained in our Annual Report on Form 10-K for fiscal 2010, as updated by Part II, Item 1A. Risk Factors in this report and those described from time to time in our future reports filed with the SEC. We caution that one should not place undue reliance on forward-looking statements, which speak only as of the date on which they are made. We disclaim any intention, obligation or duty to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

DEFINITIONS

Unless the context requires otherwise, the following terms, or words of similar import, have the following meanings:

Our, us or we: Oxford Industries, Inc. and its consolidated subsidiaries

SG&A: Selling, general and administrative expenses

Discontinued operations: References to discontinued operations represent the assets and operations of our former Oxford Apparel operating group which we sold in the fourth quarter of fiscal 2010, as discussed in our Annual Report on Form 10-K for fiscal 2010.

11 3/8% Senior Secured Notes: Our 11.375% senior secured notes due 2015, as described in Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations in this report.

SEC: U.S. Securities and Exchange Commission

Securities Exchange Act: the Securities Exchange Act of 1934, as amended

FASB: Financial Accounting Standards Board

U.S. GAAP: Generally accepted accounting principles in the United States

Fiscal 2011	52 weeks ending January 28, 2012
Fourth quarter fiscal 2011	13 weeks ending January 28, 2012
Third quarter fiscal 2011	13 weeks ending October 29, 2011
Second quarter fiscal 2011	13 weeks ending July 30, 2011
First quarter fiscal 2011	13 weeks ended April 30, 2011
Fiscal 2010	52 weeks ended January 29, 2011
Fourth quarter fiscal 2010	13 weeks ended January 29, 2011
Third quarter fiscal 2010	13 weeks ended October 30, 2010
Second quarter fiscal 2010	13 weeks ended July 31, 2010
First quarter fiscal 2010	13 weeks ended May 1, 2010

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OXFORD INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share amounts)

	First Quarter Fiscal 2011	First Quarter Fiscal 2010
Net sales	$208,308	$163,625
Cost of goods sold	90,648	73,918
Gross profit	117,660	89,707
SG&A	90,840	78,009
Amortization of intangible assets	298	240
Change in fair value of contingent consideration	600	—
	91,738	78,249
Royalties and other operating income	4,791	3,513
Operating income	30,713	14,971
Interest expense, net	4,804	4,967
Earnings from continuing operations before income taxes	25,909	10,004
Income taxes	8,849	1,480
Earnings from continuing operations	17,060	8,524

Earnings from discontinued operations, net of taxes	1,040	3,973
Net earnings	$ 18,100	$ 12,497

Earnings from continuing operations, net of taxes per common share:
Basic	$ 1.03	$ 0.52
Diluted	$ 1.03	$ 0.52
Earnings from discontinued operations, net of taxes per common share:
Basic	$ 0.06	$ 0.24
Diluted	$ 0.06	$ 0.24
Net earnings per common share:
Basic	$ 1.10	$ 0.76
Diluted	$ 1.10	$ 0.76
Weighted average common shares outstanding:
Basic	16,515	16,491
Dilution	10	12
Diluted	16,525	16,503
Dividends declared per common share	$ 0.13	$ 0.11

See accompanying notes.

OXFORD INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except par amounts)

	April 30, 2011	January 29, 2011	May 1, 2010
ASSETS
Current Assets:
Cash and cash equivalents	$ 47,033	$ 44,094	$ 18,823
Receivables, net	72,263	50,177	61,423
Inventories, net	62,843	85,338	45,790
Prepaid expenses, net	10,912	12,554	12,041
Deferred tax assets	16,266	19,005	15,397
Assets related to discontinued operations, net	33,409	57,745	51,372
Total current assets	242,726	268,913	204,846
Property and equipment, net	82,899	83,895	75,404
Intangible assets, net	167,573	166,680	136,015
Goodwill	16,185	16,866	—
Other non-current assets, net	21,716	22,117	17,369
Total Assets	$531,099	$558,471	$433,634
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Trade accounts payable and other accrued expenses	$ 73,746	$ 83,211	$ 61,288
Accrued compensation	15,558	23,095	15,213
Income taxes payable	6,289	—	5,808
Short-term debt and current maturities of long-term debt	716	—	2,856
Liabilities related to discontinued operations	4,949	40,785	11,354
Total current liabilities	101,258	147,091	96,519
Long-term debt, less current maturities	147,228	147,065	146,572
Other non-current liabilities	55,048	55,441	47,825
Non-current deferred income taxes	30,231	28,846	28,192
Commitments and contingencies
Shareholders’ Equity:
Common stock, $1.00 par value per common share	16,511	16,511	16,526
Additional paid-in capital	96,679	96,597	93,131
Retained earnings	106,700	90,739	30,036
Accumulated other comprehensive loss	(22,556)	(23,819)	(25,167)
Total shareholders’ equity	197,334	180,028	114,526
Total Liabilities and Shareholders’ Equity	$531,099	$558,471	$433,634

See accompanying notes.

OXFORD INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	First Quarter Fiscal 2011	First Quarter Fiscal 2010
Cash Flows From Operating Activities:
Earnings from continuing operations	$ 17,060	$ 8,524
Adjustments to reconcile earnings from continuing operations to net cash provided by operating activities:
Depreciation	4,809	4,310
Amortization of intangible assets	298	240
Change in fair value of contingent consideration	600	—
Amortization/write-off of deferred financing costs and bond discount	487	488
Stock compensation expense	864	1,578
Loss on sale of property and equipment	12	2
Deferred income taxes	3,819	(1,433)
Changes in working capital:
Receivables	(20,962)	(17,340)
Inventories	23,003	11,824
Prepaid expenses	1,110	(1,679)
Current liabilities	(13,631)	5,052
Other non-current assets	756	(309)
Other non-current liabilities	(1,009)	(1,618)
Net cash provided by operating activities	17,216	9,639
Cash Flows From Investing Activities:
Purchases of property and equipment	(3,634)	(1,540)
Net cash used in investing activities	(3,634)	(1,540)
Cash Flows From Financing Activities:
Repayment of revolving credit arrangements	(12,283)	(22,350)
Proceeds from revolving credit arrangements	12,978	25,233
Proceeds from issuance of common stock	939	115
Dividends on common stock	(2,142)	(1,821)
Net cash (used in) provided by financing activities	(508)	1,177
Cash Flows from Discontinued Operations:
Net operating cash flows (used in) provided by discontinued operations	(10,413)	1,478
Net investing cash flows used in discontinued operations	—	(21)
Net cash (used in) provided by discontinued operations	(10,413)	1,457

Net change in cash and cash equivalents	2,661	10,733
Effect of foreign currency translation on cash and cash equivalents	278	(198)
Cash and cash equivalents at the beginning of year	44,094	8,288
Cash and cash equivalents at the end of period	$ 47,033	$ 18,823

Supplemental disclosure of cash flow information:
Cash paid for interest, net, including interest paid for discontinued operations	$ 306	$ 286
Cash paid for income taxes, including income taxes paid for discontinued operations	$ 27,344	$ 3,404

See accompanying notes.

OXFORD INDUSTRIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FIRST QUARTER OF FISCAL 2011

1.                                      Basis of Presentation:  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial reporting and the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP.  We believe the accompanying unaudited condensed consolidated financial statements reflect all normal, recurring adjustments that are necessary for a fair presentation of our financial position and results of operations as of the dates and for the periods presented.  Results of operations for the interim periods presented are not necessarily indicative of results to be expected for our full fiscal year.  The accounting policies applied during the interim periods presented are consistent with the significant accounting policies described in our Annual Report on Form 10-K for fiscal 2010.

Unless indicated otherwise, all references to assets, liabilities, revenues and expenses in this report reflect continuing operations and exclude any amounts related to the discontinued operations of our former Oxford Apparel operating group, as discussed in Note 6 to our unaudited condensed consolidated financial statements included in this report and Note 15 of our consolidated financial statements in our Annual Report on Form 10-K for fiscal 2010,

In May 2011, the FASB amended ASC 820 “Fair Value Measurements and Disclosures” in order to clarify existing guidance in U.S. GAAP, better align ASC 820 with International Accounting Standards and require additional fair value disclosures.  The amendments to ASC 820 become effective in fiscal 2012, with all amendments applied prospectively with any changes in measurements recognized in earnings in the period of adoption. We are currently assessing the impact of adopting the amendments to ASC 820.

2.                                      Inventories:  The components of inventories related to continuing operations as of the dates specified are summarized as follows (in thousands):

	April 30, 2011	January 29, 2011	May 1, 2010
Finished goods	$101,150	$122,159	$81,790
Work in process	3,639	5,744	5,001
Fabric, trim and supplies	4,008	3,389	3,437
LIFO reserve	(45,954)	(45,954)	(44,438)
Total	$62,843	$85,338	$45,790

3.                                      Comprehensive Income:  Other comprehensive income includes all changes in equity from non-owner sources, such as foreign currency translation adjustments and the net unrealized gain (loss) associated with forward foreign currency exchange contracts which qualify for hedge accounting. Comprehensive income, net of income taxes, is calculated as follows for the periods presented (in thousands):

	First Quarter Fiscal 2011	First Quarter Fiscal 2010
Net earnings	$ 18,100	$ 12,497
Gain (loss) on foreign currency translation	1,768	(1,927)
Net unrealized loss on forward foreign exchange contracts	(505)	—
Comprehensive income	$ 19,363	$ 10,570

4.                                      Operating Group Information:  Our business is primarily operated through our four operating groups: Tommy Bahama, Lilly Pulitzer, Ben Sherman and Lanier Clothes. We identify our operating groups based on the way our management organizes the components of our business for purposes of allocating resources and assessing performance. All amounts included in this report reflect our changes in operating groups during fiscal 2010, as disclosed in our Annual Report on Form 10-K for fiscal 2010. The table below presents certain information about the continuing operations of our operating groups (in thousands).

	First Quarter Fiscal 2011	First Quarter Fiscal 2010
Net Sales
Tommy Bahama	$122,903	$109,105
Lilly Pulitzer	29,873	—
Ben Sherman	19,421	22,154
Lanier Clothes	32,973	30,428
Corporate and Other	3,138	1,938
Total	$208,308	$163,625
Depreciation
Tommy Bahama	$3,381	$3,274
Lilly Pulitzer	354	—
Ben Sherman	525	536
Lanier Clothes	109	119
Corporate and Other	440	381
Total	$4,809	$4,310
Amortization of Intangible Assets
Tommy Bahama	$129	$173
Lilly Pulitzer	114	—
Ben Sherman	55	67
Lanier Clothes	—	—
Corporate and Other	—	—
Total	$298	$240
Operating Income (Loss)
Tommy Bahama	$23,770	$17,861
Lilly Pulitzer	7,015	—
Ben Sherman	(826)	522
Lanier Clothes	4,725	4,359
Corporate and Other	(3,971)	(7,771)
Total Operating Income	30,713	14,971
Interest expense, net	4,804	4,967
Earnings From Continuing Operations Before Income Taxes	$25,909	$10,004

	April 30, 2011	January 29, 2011	May 1, 2010
Total Assets
Tommy Bahama	$274,252	$274,140	$265,148
Lilly Pulitzer	81,960	79,476	—
Ben Sherman	67,680	67,478	65,313
Lanier Clothes	32,283	35,530	40,712
Corporate and Other	41,515	44,102	11,089
Discontinued Operations	33,409	57,745	51,372
Total	$531,099	$558,471	$433,634

5.                                      Business Combinations:  On December 21, 2010, we acquired the Lilly Pulitzer brand and operations, as described in Note 14 of our consolidated financial statements in our Annual Report on Form 10-K for fiscal 2010. As of April 30, 2011, we have not finalized our allocation of purchase price to the fair values of the acquired assets and liabilities, and we will revise our allocation through the one year period following the closing of the transaction, as appropriate, as we obtain new information about the fair values of these assets and liabilities, including the contingent consideration. During the first quarter of fiscal 2011, we did not record any significant adjustments to the initial purchase price allocation included in Note 14 of our consolidated financial statements in our Annual Report on Form 10-K for fiscal 2010.  As of April 30, 2011, the estimated fair value of the contingent consideration was approximately $11.3 million compared to $10.5 million as of the date of acquisition, with the change in fair value representing the passage of time from the date of acquisition as we approach the dates of the anticipated payments in the future.

6.                                      Discontinued Operations:  On January 3, 2011, we sold substantially all of the assets and operations of our former Oxford Apparel operating group, as discussed in Note 15 of our consolidated financial statements in our Annual Report on Form 10-K for fiscal 2010. The results of operations and assets which were sold are reflected in discontinued operations in our consolidated financial statements. The following represents the major classes of assets and liabilities related to the discontinued operations included in our consolidated balance sheets as of the following dates (in thousands):

	April 30, 2011	January 29, 2011	May 1, 2010
Receivables, net	$26,763	$48,564	$33,058
Inventories, net	6,627	9,162	10,529
Other current assets, net	19	19	245
Property and equipment, net	—	—	1,070
Other assets, net	—	—	6,470
Total assets	33,409	57,745	51,372

Total liabilities	4,949	40,785	11,354
Net assets	$28,460	$16,960	$40,018

Net sales, earnings from discontinued operations before income taxes and earnings from discontinued operations, net of income taxes are shown in the table below (in thousands):

	First Quarter Fiscal 2011	First Quarter Fiscal 2010
Net sales	$2,189	$54,125
Earnings from discontinued operations before income taxes	$1,577	$ 6,408
Earnings from discontinued operations, net of income taxes	$1,040	$ 3,973

7.                                      Subsequent Event: In May 2011, we repurchased, in a privately negotiated transaction, $40.0 million in aggregate principal amount of our 11 3/8% Senior Secured Notes for approximately $46.6 million, plus accrued interest, using cash on hand. The repurchase of the 11 3/8% Senior Secured Notes and related write-off of approximately $1.6 million of unamortized deferred financing costs and discount resulted in a loss of approximately $8.2 million, which will be reflected in our consolidated financial statements for the second quarter of fiscal 2011. After completion of the transaction, $110.0 million aggregate principal amount of our 11 3/8% Senior Secured Notes remain outstanding.

8.                                      Consolidating Financial Data of Subsidiary Guarantors:  Our 11 3/8% Senior Secured Notes are guaranteed by substantially all of our wholly owned domestic subsidiaries (“Subsidiary Guarantors”). All guarantees are full and unconditional. For consolidated financial reporting purposes, non-guarantors consist of our subsidiaries which are organized outside the United States and certain domestic subsidiaries. We use the equity method with respect to our investment in subsidiaries included in other non-current assets in our condensed consolidating financial statements. Set forth below are our condensed consolidating balance sheets as of April 30, 2011, January 29, 2011 and May 1, 2010 (in thousands) as well as our condensed consolidating statements of operations for the first quarter of fiscal 2011 and fiscal 2010 (in thousands) and our condensed consolidating statements of cash flows for the first quarter of fiscal 2011 and fiscal 2010 (in thousands).

OXFORD INDUSTRIES, INC.

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEETS

April 30, 2011

	Oxford Industries (Parent)	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated Total
ASSETS
Cash and cash equivalents	$ 40,734	$ 1,255	$ 5,044	$ —	$ 47,033
Receivables, net	11,518	25,999	47,767	(13,021)	72,263
Inventories, net	(20,728)	75,609	8,720	(758)	62,843
Prepaid expenses and deferred tax assets	17,227	11,186	2,648	(3,883)	27,178
Assets related to discontinued operations, net	33,409	—	—	—	33,409
Total current assets	82,160	114,049	64,179	(17,662)	242,726
Property and equipment, net	7,017	71,578	4,304	—	82,899
Goodwill and intangible assets, net	—	158,618	25,140	—	183,758
Other non-current assets, net	602,112	143,219	4,153	(727,768)	21,716
Total Assets	$691,289	$487,464	$97,776	$(745,430)	$531,099

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities related to continuing operations	$ 15,882	$ 59,167	$35,838	$ (14,578)	$96,309
Current liabilities related to discontinued operations	4,949	—	—	—	4,949
Long-term debt, less current maturities	147,228	—	—	—	147,228
Other non-current liabilities	330,114	(314,051)	145,780	(106,795)	55,048
Non-current deferred income taxes	(4,218)	27,883	6,566	—	30,231
Total shareholders’/invested equity	197,334	714,465	(90,408)	(624,057)	197,334
Total Liabilities and Shareholders’ Equity	$691,289	$487,464	$97,776	$(745,430)	$531,099

January 29, 2011

	Oxford Industries (Parent)	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated Total
ASSETS
Cash and cash equivalents	$ 41,130	$ 809	$ 2,155	$ —	$ 44,094
Receivables, net	10,969	3,431	44,897	(9,120)	50,177
Inventories, net	(13,234)	86,747	11,889	(64)	85,338
Prepaid expenses and deferred tax assets	19,756	12,671	3,018	(3,886)	31,559
Assets related to discontinued operations, net	46,418	324	11,003	—	57,745
Total current assets	105,039	103,982	72,962	(13,070)	268,913
Property and equipment, net	7,182	72,323	4,390	—	83,895
Goodwill and intangible assets, net	—	159,543	24,003	—	183,546
Other non-current assets, net	579,130	143,459	4,101	(704,573)	22,117
Total Assets	$691,351	$479,307	$105,456	$(717,643)	$558,471

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities related to continuing operations	$ 13,978	$ 59,255	$ 41,170	$ (8,097)	$106,306
Current liabilities related to discontinued operations	32,379	—	8,406	—	40,785
Long-term debt, less current maturities	147,065	—	—	—	147,065
Other non-current liabilities	322,237	(301,271)	143,113	(108,638)	55,441
Non-current deferred income taxes	(4,336)	26,944	6,332	(94)	28,846
Total shareholders’/invested equity	180,028	694,379	(93,565)	(600,814)	180,028
Total Liabilities and Shareholders’ Equity	$691,351	$479,307	$105,456	$(717,643)	$558,471

OXFORD INDUSTRIES, INC.

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEETS

May 1, 2010

	Oxford Industries (Parent)	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated Total
ASSETS
Cash and cash equivalents	$ 13,558	$ 577	$ 4,688	$ —	$ 18,823
Receivables, net	14,756	17,815	36,542	(7,690)	61,423
Inventories, net	(16,456)	56,400	6,512	(666)	45,790
Prepaid expenses and deferred tax assets, net	18,118	8,578	4,625	(3,883)	27,438
Assets related to discontinued operations, net	39,560	6,649	5,163	—	51,372
Total current assets	69,536	90,019	57,530	(12,239)	204,846
Property and equipment, net	8,143	62,007	5,254	—	75,404
Goodwill and intangible assets, net	—	112,708	23,307	—	136,015
Other non-current assets, net	500,030	142,826	4,048	(629,535)	17,369
Total Assets	$577,709	$407,560	$90,139	$(641,774)	$433,634

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities related to continuing operations	$ 25,263	$ 39,008	$28,567	$ (7,673)	$ 85,165
Current liabilities related to discontinued operations	5,972	—	5,382	—	11,354
Long-term debt, less current maturities	146,572	—	—	—	146,572
Other non-current liabilities	289,627	(277,231)	143,959	(108,530)	47,825
Non-current deferred income taxes	(4,251)	25,863	6,580	—	28,192
Total shareholders’/invested equity	114,526	619,920	(94,349)	(525,571)	114,526
Total Liabilities and Shareholders’ Equity	$577,709	$407,560	$90,139	$(641,774)	$433,634

OXFORD INDUSTRIES, INC.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

First Quarter Fiscal 2011

	Oxford Industries (Parent)	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated Total
Net sales	$35,721	$159,001	$21,692	$(8,106)	$208,308
Cost of goods sold	24,435	62,641	8,269	(4,697)	90,648
Gross profit	11,286	96,360	13,423	(3,409)	117,660
SG&A including amortization of intangible assets and change in fair value of contingent consideration	10,314	73,189	12,478	(4,243)	91,738
Royalties and other operating income	53	2,913	1,882	(57)	4,791
Operating income	1,025	26,084	2,827	777	30,713
Interest (income) expense, net	4,427	(1,197)	759	815	4,804
Income from equity investment	21,901	—	—	(21,901)	—
Earnings from continuing operations before income taxes	18,499	27,281	2,068	(21,939)	25,909
Income taxes (benefit)	1,273	7,336	254	(14)	8,849
Earnings from continuing operations	17,226	19,945	1,814	(21,925)	17,060
Earnings from discontinued operations, net of taxes	897	143	—	—	1,040
Net earnings	$18,123	$20,088	$1,814	$(21,925)	$18,100

OXFORD INDUSTRIES, INC.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

First Quarter Fiscal 2010

	Oxford Industries (Parent)	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated Total
Net sales	$32,579	$116,929	$20,821	$(6,704)	$163,625
Cost of goods sold	22,299	46,884	8,483	(3,748)	73,918
Gross profit	10,280	70,045	12,338	(2,956)	89,707
SG&A including amortization of intangible assets and change in fair value of contingent consideration	13,056	58,013	11,312	(4,132)	78,249
Royalties and other operating income	23	2,100	1,574	(184)	3,513
Operating income	(2,753)	14,132	2,600	992	14,971
Interest (income) expense, net	4,923	(1,041)	682	403	4,967
Income from equity investment	11,260	—	—	(11,260)	—
Earnings from continuing operations before income taxes	3,584	15,173	1,918	(10,671)	10,004
Income taxes (benefit)	(5,310)	6,066	518	206	1,480
Earnings from continuing operations	8,894	9,107	1,400	(10,877)	8,524
Earnings from discontinued operations, net of taxes	3,222	817	(66)	—	3,973
Net earnings	$12,116	$9,924	$1,334	$(10,877)	$12,497

OXFORD INDUSTRIES, INC.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

First Quarter Fiscal 2011

	Oxford Industries (Parent)	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated Total
Cash Flows From Operating Activities:
Net cash provided by (used in) operating activities	$6,304	$15,681	$(3,269)	$(1,500)	$17,216
Cash Flows from Investing Activities:
Net cash used in investing activities	(408)	(3,203)	(23)	—	(3,634)
Cash Flows from Financing Activities:
Change in debt	—	—	695	—	695
Proceeds from issuance of common stock	939	—	—	—	939
Change in intercompany payable	8,245	(12,356)	2,611	1,500	—
Dividends on common stock	(2,142)	—	—	—	(2,142)
Net cash provided by (used in) financing activities	7,042	(12,356)	3,306	1,500	(508)
Cash Flows from Discontinued Operations:
Net cash provided by (used in) discontinued operations	(13,334)	324	2,597	—	(10,413)
Net change in Cash and Cash Equivalents	(396)	446	2,611	—	2,661
Effect of foreign currency translation	—	—	278	—	278
Cash and Cash Equivalents at the Beginning of Period	41,130	809	2,155	—	44,094
Cash and Cash Equivalents at the End of Period	$40,734	$1,255	$5,044	$—	$47,033

OXFORD INDUSTRIES, INC.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

First Quarter Fiscal 2010

	Oxford Industries (Parent)	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated Total
Cash Flows From Operating Activities:
Net cash provided by (used in) operating activities	$(2,788)	$10,081	$2,346	—	$9,639
Cash Flows from Investing Activities:
Net cash used in investing activities	(242)	(1,028)	(270)	—	(1,540)
Cash Flows from Financing Activities:
Change in debt	—	—	2,883	—	2,883
Proceeds from issuance of common stock	115	—	—	—	115
Change in intercompany payable	10,463	(8,997)	(1,466)	—	—
Dividends on common stock	(1,821)	—	—	—	(1,821)
Net cash provided by (used in) financing activities	8,757	(8,997)	1,417	—	1,177
Cash Flows from Discontinued Operations:
Net cash provided by (used in) discontinued operations	1,898	18	(459)	—	1,457
Net change in Cash and Cash Equivalents	7,625	74	3,034	—	10,733
Effect of foreign currency translation	—	—	(198)	—	(198)
Cash and Cash Equivalents at the Beginning of Period	5,933	503	1,852	—	8,288
Cash and Cash Equivalents at the End of Period	$13,558	$577	$4,688	$—	$18,823

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and the notes to the unaudited condensed consolidated financial statements contained in this report and the consolidated financial statements, notes to consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for fiscal 2010.

OVERVIEW

We generate revenues and cash flow primarily through the design, production, sale and distribution of branded consumer apparel for men, women and children and the licensing of company owned trademarks. Our principal markets and customers are located in the United States and, to a lesser extent, the United Kingdom. We source substantially all of our products through third party manufacturers located outside of the United States and United Kingdom. We distribute our products through our direct to consumer channels, including our retail stores, e-commerce websites and restaurants, as well as through our wholesale distribution channels, which include department stores, specialty stores, national chains, specialty catalogs, mass merchants and Internet retailers.

We believe the weak global economic conditions, which began in fiscal 2008, continue to impact our business and the apparel industry as a whole, although not as severely as in fiscal 2010. While we continue to focus on minimizing inventory markdown risk and promotional pressure, we have been more aggressive in our inventory purchases for fiscal 2011 than we were in the prior year. We anticipate continuing to purchase inventory more aggressively if the economic conditions continue to show improvement. Also, we believe that fiscal 2011 will be impacted by pricing pressures on raw materials, fuel, transportation and other costs necessary for the production and sourcing of apparel products, particularly in our Lanier Clothes and Ben Sherman businesses.

We continue to believe it is important to focus on maintaining a strong balance sheet and ample liquidity. We believe that the measures we have taken in recent years have significantly enhanced our balance sheet and liquidity, while allowing us to acquire the Lilly Pulitzer brand and operations and continue to operate our businesses appropriately. We believe our strong balance sheet and liquidity will allow us to aggressively develop our lifestyle brands and maintain the financial flexibility to opportunistically enhance our capital structure and pursue desirable acquisitions, if any meet our investment criteria.

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

The following table sets forth our consolidated operating results (in thousands, except per share amounts) for the first quarter of fiscal 2011 compared to the first quarter of fiscal 2010:

	First Quarter Fiscal 2011	First Quarter Fiscal 2010	$ Change	% Change
Net sales	$208,308	$163,625	$ 44,683	27.3%
Operating income	$ 30,713	$ 14,971	$ 15,742	105.1%
Earnings from continuing operations	$ 17,060	$ 8,524	$ 8,536	100.1%
Earnings from continuing operations per diluted common share	$ 1.03	$ 0.52	$ 0.51	98.1%
Earnings from discontinued operations, net of taxes	$ 1,040	$ 3,973	$ (2,933)	(73.8)%
Earnings from discontinued operations per diluted common share	$ 0.06	$ 0.24	$ (0.18)	(75.0)%
Net earnings	$ 18,100	$ 12,497	$ 5,603	NM
Net earnings per diluted common share	$ 1.10	$ 0.76	$ 0.34	NM
Weighted average common shares outstanding—diluted	16,525	16,503	22	0.1%

The primary reasons for the improvement in earnings from continuing operations were:

•                  An increase in net sales driven by the $29.9 million of net sales related to Lilly Pulitzer, which we acquired on December 21, 2010, and an increase in the direct to consumer channel of distribution at Tommy Bahama.

•                  Improved gross margins, which benefitted from the inclusion of Lilly Pulitzer and our other operating groups either increasing or maintaining gross margins. Gross margins were impacted in the first quarter of fiscal 2011 by LIFO accounting credits of $0.6 million compared to LIFO accounting charges of $0.7 million in the first quarter of fiscal 2010. Additionally, gross margins were negatively impacted by approximately $1.0 million of charges to cost of goods sold in Lilly Pulitzer resulting from the write-up of acquired inventory to fair value pursuant to the purchase method of accounting in connection with the sale of acquired inventory during the first quarter of fiscal 2011. We do not anticipate that there will be any such charges to cost of goods sold in future periods.

•                  Increased royalty income in Tommy Bahama and Ben Sherman resulting from increased sales during the first quarter of fiscal 2011 by existing licensees as well as the inclusion of royalty income associated with the Lilly Pulitzer business in the first quarter of fiscal 2011.

These items were partially offset by:

•                  The increase in SG&A which was primarily due to (1) the inclusion of $10.0 million of SG&A associated with the Lilly Pulitzer operations during the first quarter of fiscal 2011 and (2) the increased retail store operating costs as a result of the opening of additional Tommy Bahama retail stores subsequent to the first day of fiscal 2010.

•                  A $0.6 million charge related to the change in fair value of contingent consideration associated with the acquisition of the Lilly Pulitzer brand and operations.

Earnings from discontinued operations reflect substantially all of the operations related to our former Oxford Apparel operating group, which we sold in the fourth quarter of fiscal 2010. The operating results of the discontinued operations reflect substantially all of the normal operating activities of our former Oxford Apparel operating group in the first quarter of fiscal 2010, but only reflect certain wind-down and transition activities in the first quarter of fiscal 2011. We do not anticipate significant earnings or losses from our discontinued operations after the first half of fiscal 2011. Operations of our former Oxford Apparel operating group which were not sold are included in Corporate and Other.

SUBSEQUENT EVENT – REPURCHASE OF 11 3/8% SENIOR SECURED NOTES

In May 2011, we repurchased, in a privately negotiated transaction, $40.0 million in aggregate principal amount of our 11 3/8% Senior Secured Notes for approximately $46.6 million, plus accrued interest, using cash on hand. The repurchase of the 11 3/8% Senior Secured Notes and related write-off of approximately $1.6 million of unamortized deferred financing costs and discount resulted in a loss of approximately $8.2 million, which will be reflected in our consolidated financial statements for the second quarter of fiscal 2011. After completion of the transaction, $110.0 million aggregate principal amount of our 11 3/8% Senior Secured Notes remain outstanding.

OPERATING GROUPS

Our business is primarily operated through our four operating groups: Tommy Bahama, Lilly Pulitzer, Ben Sherman and Lanier Clothes. We identify our operating groups based on the way our management organizes the components of our business for purposes of allocating resources and assessing performance.

Tommy Bahama designs, sources and markets collections of men’s and women’s sportswear and related products. The target consumers of Tommy Bahama are primarily affluent men and women age 35 and older who embrace a relaxed and casual approach to daily living. Tommy Bahama® products can be found in our owned and licensed Tommy Bahama retail stores and on our Tommy Bahama e-commerce website, as well as in certain department stores and independent specialty stores throughout the United States. We also license the Tommy Bahama name for various product categories and operate Tommy Bahama restaurants.

Lilly Pulitzer designs, sources and distributes upscale collections of women’s and girl’s dresses, sportswear and other products. Lilly Pulitzer® was originally created in the late 1950’s and is an affluent brand with heritage and aesthetic based on the Palm Beach resort lifestyle. The brand is somewhat unique among women’s brands in that it has demonstrated multi-generational appeal, including: young women in college or recently graduated from college; young mothers with their daughters; and women who are not tied to the academic calendar. Lilly Pulitzer products can be found in our owned Lilly Pulitzer stores, in Lilly Pulitzer Signature Stores and on our Lilly Pulitzer website, as well as in certain department stores and a variety of independent specialty stores. We also license the Lilly Pulitzer name for various product categories.

Ben Sherman is a London-based designer, marketer and distributor of men’s branded sportswear and related products. Ben Sherman® was established in 1963 as an edgy, “Mod”-inspired shirt brand and has evolved into a British lifestyle brand of apparel targeted at style conscious men ages 25 to 40 in multiple markets throughout the world. Ben Sherman products can be found in certain department stores, a variety of independent specialty stores and our owned and licensed Ben Sherman retail stores, as well as on Ben Sherman e-commerce websites. We also license the Ben Sherman name for various product categories.

Lanier Clothes designs and markets branded and private label men’s tailored clothing including suits, sportcoats, suit separates and dress slacks across a wide range of price points. Certain Lanier Clothes products are sold using trademarks licensed to us by third parties, including Kenneth Cole®, Dockers®, and Geoffrey Beene®. Lanier Clothes also offers branded products under our Billy London® and Arnold Brant® trademarks. In addition to the branded businesses, Lanier Clothes designs and sources private label products for certain customers. Significant private label brands include Stafford, Lands’ End, Alfani, Structure and Kenneth Roberts. Our Lanier Clothes products are sold to national chains, department stores, specialty stores, specialty catalog retailers and discount retailers throughout the United States.

Corporate and Other is a reconciling category for reporting purposes and includes our corporate office, substantially all financing activities, elimination of inter-segment sales, LIFO inventory accounting adjustments, other costs that are not allocated to the operating groups and operations of our other businesses which are not included in our four operating groups. LIFO inventory calculations are made on a legal entity basis which does not correspond to our operating group definitions; therefore, LIFO inventory accounting adjustments are not allocated to operating groups. The operations of businesses that are included in Corporate and Other include our Oxford Golf business and our Lyons, Georgia distribution center operations that were previously allocated to our former Oxford Apparel operating group.

For further information regarding our operating groups, see Note 4 to our unaudited condensed consolidated financial statements included in this report and Part I, Item 1. Business in our Annual Report on Form 10-K for fiscal 2010.

RESULTS OF OPERATIONS

FIRST QUARTER OF FISCAL 2011 COMPARED TO FIRST QUARTER OF FISCAL 2010

The following table sets forth the specified line items in our unaudited condensed consolidated statements of operations both in dollars (in thousands) and as a percentage of net sales. The table also sets forth the dollar change and the percentage change of the data as compared to the same period of the prior year. We have calculated all percentages based on actual data, but percentage columns may not add due to rounding. For purposes of the tables below, “NM” means not meaningful. Individual line items of our consolidated statements of operations may not be directly comparable to those of our competitors, as classification of certain expenses may vary by company. In accordance with U.S. GAAP, net sales, cost of goods sold, gross profit, SG&A, amortization of intangible assets, change in fair value of contingent consideration, royalties and other operating income, operating income, interest expense, net, earnings from continuing operations before income taxes, income taxes and earnings from continuing operations reflect continuing operations only, and all discontinued operations are reflected in earnings from discontinued operations, net.

	First Quarter
	Fiscal 2011		Fiscal 2010		$ Change	% Change
Net sales	$208,308	100.0%	$163,625	100.0%	$44,683	27.3%
Cost of goods sold	90,648	43.5%	73,918	45.2%	16,730	22.6%
Gross profit	117,660	56.5%	89,707	54.8%	27,953	31.2%
SG&A	90,840	43.6%	78,009	47.7%	12,831	16.4%
Amortization of intangible assets	298	0.1%	240	0.1%	58	24.2%
Change in fair value of contingent consideration	600	0.3%	—	—	600	NM
Royalties and other operating income	4,791	2.3%	3,513	2.1%	1,278	36.4%
Operating income	30,713	14.7%	14,971	9.1%	15,742	105.1%
Interest expense, net	4,804	2.3%	4,967	3.0%	(163)	(3.3)%
Earnings from continuing operations before income taxes	25,909	12.4%	10,004	6.1%	15,905	159.0%
Income taxes	8,849	4.2%	1,480	0.9%	7,369	497.9%
Earnings from continuing operations	17,060	8.2%	8,524	5.2%	8,536	100.1%
Earnings from discontinued operations, net of taxes	1,040	NM	3,973	NM	(2,933)	NM
Net earnings	$ 18,100	NM	$ 12,497	NM	$ 5,603	NM

The discussion and tables below compare certain line items included in our statements of operations for the first quarter of fiscal 2011 to the first quarter of fiscal 2010. Each dollar and percentage change provided reflects the change between these periods unless indicated otherwise. Each dollar and share amount included in the tables is in thousands except for per share amounts.

Net Sales

	First Quarter
	Fiscal 2011	Fiscal 2010	$ Change	% Change
Tommy Bahama	$122,903	$109,105	$13,798	12.6%
Lilly Pulitzer	29,873	—	29,873	NM
Ben Sherman	19,421	22,154	(2,733)	(12.3)%
Lanier Clothes	32,973	30,428	2,545	8.4%
Corporate and Other	3,138	1,938	1,200	61.9%
Total net sales	$208,308	$163,625	$44,683	27.3%

Consolidated net sales increased $44.7 million, or 27.3%, in the first quarter of fiscal 2011 compared to the first quarter of fiscal 2010 primarily due to the net sales related to the Lilly Pulitzer business and the increase in net sales at Tommy Bahama, each as discussed below.

Tommy Bahama:

The increase in net sales for Tommy Bahama was primarily due to improved comparable retail store sales, higher e-commerce sales and sales at retail stores opened subsequent to the first day of fiscal 2010. Tommy Bahama unit sales increased 5.7% and the apparel average selling price per unit increased by 6.9%, primarily as a result of the higher sales volume in the direct to consumer channel of distribution. As of April 30, 2011, we operated 89 Tommy Bahama retail stores compared to 84 stores as of May 1, 2010.

Lilly Pulitzer:

We acquired the Lilly Pulitzer brand and operations on December 21, 2010. Therefore, our consolidated operating results for the first quarter of fiscal 2010 did not include any operating activities for Lilly Pulitzer. Net sales for Lilly Pulitzer for the first quarter of fiscal 2011 were $29.9 million. By way of comparison, the Lilly Pulitzer brand and operations generated $24.1 million of net sales during the first quarter of fiscal 2010. The $29.9 million of net sales in the first quarter of fiscal 2011 reflects increases in each of the wholesale, retail and e-commerce channels of distribution.

Ben Sherman:

The decrease in net sales for Ben Sherman was primarily due to a 33.0% reduction in unit sales resulting from the reduced sales at certain moderate department stores as we continue to implement our strategy to improve the wholesale distribution of the brand to higher tier department stores in the United Kingdom and the first quarter of fiscal 2010 including sales of our previously exited women’s and footwear businesses.  The first quarter of fiscal 2010 included sales, the majority of which was off-price sales, of $1.6 million associated with the previously exited women’s and footwear businesses with no such sales in the first quarter of fiscal 2011. These decreases were partially offset by a 5.2% increase in the average exchange rate of the British pound sterling versus the United States dollar during the first quarter of fiscal 2011 compared to the average exchange rate for the first quarter of fiscal 2010. The average selling price per unit increased by 30.8% in the first quarter of fiscal 2011 as the average selling price per unit in the first quarter of fiscal 2010 was negatively impacted by the off-price sales associated with the exited women’s and footwear businesses and as the first quarter of fiscal 2011 had a greater proportion of retail sales.

Lanier Clothes:

The increase in net sales for Lanier Clothes was primarily due to increased net sales in branded tailored clothing products. The increase in unit sales of 6.2% was driven by increased sales in the branded businesses partially offset by lower sales in the private label businesses. The average selling price per unit increased 2.2% as a result of the change in sales mix as our branded tailored clothing products typically have a higher average selling price than private label products.

Corporate and Other:

Corporate and Other net sales primarily consisted of the net sales of our Oxford Golf business and our Lyons, Georgia distribution center. The increase in the net sales for Corporate and Other was primarily driven by the higher net sales in our Oxford Golf business during the first quarter of fiscal 2011.

Gross Profit

	First Quarter
	Fiscal 2011	Fiscal 2010	$ Change	% Change
Gross profit	$117,660	$89,707	$ 27,953	31.2%
Gross margin (gross profit as a % of net sales)	56.5%	54.8%
LIFO (credits) charges included in gross profit	$(602)	$651
Write-up of acquired inventory included in gross profit	$996	$—

The increase in gross profit was primarily due to higher net sales, as discussed above, and increased gross margins. The increase in gross margins was primarily due to changes in the sales mix for the first quarter of fiscal 2011 compared to the first quarter of fiscal 2010. The changes in sales mix included (1) the inclusion of Lilly Pulitzer operating results, (2) direct to consumer sales, which generally have higher gross margins than wholesale sales, making up a larger proportion of Tommy Bahama sales and (3) the impact of LIFO accounting which included $0.6 million of credits in the first quarter of fiscal 2011 and $0.7 million of charges in the first quarter of fiscal 2010. These positive items were partially offset by the negative impact on our gross profit of approximately $1.0 million of charges to cost of goods sold in Lilly Pulitzer resulting from the write-up of acquired inventory to fair value pursuant to the purchase method of accounting in connection with the sale of acquired inventory in the first quarter of fiscal 2011. This write-up was recognized as an increase to cost of goods sold as the inventory was sold in the ordinary course of business. We do not anticipate that there will be any such charges to cost of goods sold in future periods.  Our gross profit may not be directly comparable to those of our competitors, as statement of operations classification of certain expenses may vary by company.

SG&A

	First Quarter
	Fiscal 2011	Fiscal 2010	$ Change	% Change
SG&A	$ 90,840	$ 78,009	$ 12,831	16.4%
SG&A (as % of net sales)	43.6%	47.7%

The increase in SG&A was primarily due to the first quarter of fiscal 2011 including (1) $10.0 million of SG&A associated with Lilly Pulitzer in the first quarter of fiscal 2011, (2) the incremental SG&A associated with the costs of operating Tommy Bahama retail stores which opened subsequent to the first day of fiscal 2010 and (3) other increases in SG&A, during the first quarter of fiscal 2011. The decrease in SG&A as a percentage of net sales results from an increase in our direct to consumer sales not requiring a proportionate increase in SG&A as certain SG&A costs do not fluctuate with sales levels.

Amortization of Intangible Assets

	First Quarter
	Fiscal 2011	Fiscal 2010	$ Change	% Change
Amortization of intangible assets	$ 298	$ 240	$ 58	24.2%

Amortization of intangible assets reflects the amortization of acquired intangible assets for Tommy Bahama, Lilly Pulitzer and Ben Sherman. We anticipate that amortization of intangible assets for the full year fiscal 2011 will be approximately $1.2 million.

Change in fair value of contingent consideration

First Quarter
	Fiscal 2011	Fiscal 2010	$ Change	% Change
Change in fair value of contingent consideration	$ 600	$—	$ 600	NM

The increase in the change in fair value of contingent consideration is due to the contingent consideration associated with our acquisition of the Lilly Pulitzer brand and operations, as discussed in our Annual Report on Form 10-K for fiscal 2010. Prior to the acquisition of the Lilly Pulitzer brand and operations, we did not have any contingent consideration arrangements requiring adjustment to fair value. We anticipate that the change in fair value of contingent consideration due only to the passage of time will be approximately $2.4 million for the full year of fiscal 2011; however, this estimated full year charge will change if we alter any assumptions related to estimated fair value of the contingent consideration computed as of the acquisition date. The change in assumptions, if any, could result in a material change to our consolidated financial statements.

Royalties and other operating income

	First Quarter
	Fiscal 2011	Fiscal 2010	$ Change	% Change
Royalties and other operating income	$ 4,791	$ 3,513	$ 1,278	36.4%

The increase in royalties and other operating income was primarily due to increased royalty income in Tommy Bahama and Ben Sherman as well as royalty income associated with the recently acquired Lilly Pulitzer business.

Operating income (loss)

	First Quarter
	Fiscal 2011	Fiscal 2010	$ Change	% Change
Tommy Bahama	$ 23,770	$ 17,861	$ 5,909	33.1%
Lilly Pulitzer	7,015	—	7,015	NM
Ben Sherman	(826)	522	(1,348)	NM
Lanier Clothes	4,725	4,359	366	8.4%
Corporate and Other	(3,971)	(7,771)	3,800	48.9%
Total operating income	$ 30,713	$ 14,971	$ 15,742	105.1%
LIFO (credits) charges included in operating income	$ (602)	$ 651
Write-up of acquired inventory included in operating income	$ 996	$ —
Change in fair value of contingent consideration included in operating income	$ 600	$ —

Operating income, on a consolidated basis, increased to $30.7 million in the first quarter of fiscal 2011 from $15.0 million in the first quarter of fiscal 2010. The $15.7 million increase in operating income was primarily due to (1) the inclusion of the Lilly Pulitzer operating income, (2) increased net sales and improved operating results in Tommy Bahama, (3) improved gross margins primarily due to the change in sales mix and (4) higher royalty income. These positive items were partially offset by (1) increased SG&A primarily due to the Lilly Pulitzer operations, (2) cost of goods sold charges associated with purchase accounting of $1.0 million and (3) change in fair value of contingent consideration of $0.6 million. Additionally, operating income included credits for LIFO accounting of $0.6 million in the first quarter of fiscal 2011 and charges of $0.7 million in the first quarter of fiscal 2010. Changes in operating income by operating group are discussed below.

Tommy Bahama:

	First Quarter
	Fiscal 2011	Fiscal 2010	$ Change	% Change
Net sales	$122,903	$109,105	$13,798	12.6%
Operating income	$23,770	$17,861	$ 5,909	33.1%
Operating income as % of net sales	19.3%	16.4%

The increase in operating income for Tommy Bahama was primarily due to the increased net sales and improved gross margins due to a greater proportion of direct to consumer sales as a percentage of total Tommy Bahama sales, which were partially offset by increased SG&A associated with the costs of operating additional retail stores during the first quarter of fiscal 2011 and other overhead cost increases.

Lilly Pulitzer:

	First Quarter
	Fiscal 2011	Fiscal 2010
Net sales	$29,873	$—
Operating income	$7,015	$—
Operating income as % of net sales	23.5%	—
Write-up of acquired inventory included in operating income	$996	$—
Change in fair value of contingent consideration included in operating income	$600	$—

We acquired the Lilly Pulitzer brand and operations on December 21, 2010. Therefore, there was no operating income for Lilly Pulitzer included in our consolidated operating results in the first quarter of fiscal 2010. The operating results for the first quarter of fiscal 2011, which we expect to be Lilly Pulitzer’s largest operating income quarter of the fiscal year, were very strong. The operating results for the first quarter reflect an increase in operating income from the prior year comparable period, which were not included in our consolidated operating results, and continue to indicate the strength and potential opportunity of the Lilly Pulitzer brand. The first quarter of fiscal 2011 operating results were negatively impacted by approximately $1.0 million of charges to cost of goods sold resulting from the write-up of acquired inventory to fair value pursuant to the purchase method of accounting in connection with the sale of acquired inventory. U.S. GAAP requires that all assets acquired as part of an acquisition, including inventory, be recorded at fair value, rather than its original cost. This write-up is recognized as an increase to cost of goods sold as the inventory is sold in the ordinary course of business. We do not anticipate that there will be any such charges to cost of goods sold in future periods. Additionally, the Lilly Pulitzer operating results for the first quarter of fiscal 2011 included a $0.6 million charge related to the change in the fair value of contingent consideration. U.S. GAAP requires that we estimate the fair value of the contingent consideration periodically, with any change in the fair value being included in the statement of operations during that period.

Ben Sherman:

	First Quarter
	Fiscal 2011	Fiscal 2010	$ Change	% Change
Net sales	$19,421	$22,154	$(2,733)	(12.3)%
Operating income (loss)	$(826)	$522	$(1,348)	NM
Operating income (loss) as % of net sales	(4.3)%	2.4%

The decrease in operating income for Ben Sherman was primarily the result of decreased net sales, which had a deleveraging impact on the existing cost structure.

Lanier Clothes:

	First Quarter
	Fiscal 2011	Fiscal 2010	$ Change	% Change
Net sales	$32,973	$30,428	$2,545	8.4%
Operating income	$4,725	$4,359	$ 366	8.4%
Operating income as % of net sales	14.3%	14.3%

The increase in operating income for Lanier Clothes was primarily the result of increased net sales during the first quarter of fiscal 2011.

Corporate and Other:

	First Quarter
	Fiscal 2011	Fiscal 2010	$ Change	% Change
Net sales	$3,138	$1,938	$1,200	61.9%
Operating loss	$(3,971)	$(7,771)	$3,800	48.9%
LIFO (credits) charges included in operating income (loss)	$(602)	$651

The Corporate and Other operating results improved by $3.8 million from a loss of $7.8 million in the first quarter of fiscal 2010 to a loss of $4.0 million in the first quarter of fiscal 2011. The first quarter of fiscal 2011 included LIFO accounting credits of $0.6 million and the first quarter of fiscal 2010 included LIFO accounting charges of $0.7 million, resulting in a $1.3 million positive change between the two periods. The first quarter of fiscal 2011 also included decreased employment costs, including severance and salaries, as well as income from transition services fees related to our former Oxford Apparel operating group.

Interest expense, net

	First Quarter
	Fiscal 2011	Fiscal 2010	$ Change	% Change
Interest expense, net	$ 4,804	$ 4,967	$ (163)	(3.3)%

Interest expense for the first quarter of fiscal 2011 and fiscal 2010 was relatively unchanged, after reclassifying all interest related to our U.S. Revolving Credit Agreement to discontinued operations, in accordance with U.S. GAAP. Interest expense for both periods primarily reflects interest incurred in relation to our 11 3/8% Senior Secured Notes as well as amortization of deferred financing costs associated with our 11 3/8% Senior Secured Notes and our U.S. Revolving Credit Agreement. As we repurchased $40.0 million in aggregate principal amount of our 11 3/8% Senior Secured Notes in May 2011 with cash on hand, interest expense for the first quarter of fiscal 2011 is not indicative of interest expense in future quarters.

Income taxes

	First Quarter
	Fiscal 2011	Fiscal 2010	$ Change	% Change
Income taxes	$ 8,849	$ 1,480	$ 7,369	497.9%
Effective tax rate	34.2%	14.8%

Income taxes for both periods were impacted by certain discrete items, which resulted in a favorable impact on the effective tax rate. However, the impact on the effective tax rate was much more significant in the first quarter of fiscal 2010 due to the lower earnings level in fiscal 2010 and the magnitude of the discrete items, including a decrease in income tax contingency reserves upon the expiration of the corresponding statute of limitations, favorable permanent differences and tax credits, all of which do not necessarily fluctuate with earnings. Although the effective tax rate for the first quarter of fiscal 2011 is a better indicator of anticipated effective tax rates for future periods than the first quarter of fiscal 2010, the effective tax rate in the future may be higher if our earnings levels increase as the incremental earnings will likely be taxed at rates more closely aligned with statutory tax rates.

Net earnings

	First Quarter
	Fiscal 2011	Fiscal 2010	Change	% Change
Earnings from continuing operations	$17,060	$8,524	$8,536	100.1%
Earnings from continuing operations per diluted common share	$1.03	$0.52	$0.51	98.1%
Earnings from discontinued operations, net of taxes	$1,040	$3,973	$(2,933)	(73.8)%
Earnings from discontinued operations per diluted common share	$0.06	$0.24	$(0.18)	(75.0)%
Net earnings	$18,100	$12,497	$5,603	NM
Net earnings per diluted common share	$1.10	$0.76	$0.34	NM
Weighted average common shares outstanding-diluted	16,525	16,503	22	0.1%

The increase in earnings from continuing operations was primarily due to the higher net sales and higher gross margins resulting from the change in sales mix and higher royalty income, partially offset by higher SG&A primarily resulting from the SG&A associated with the Lilly Pulitzer business and a higher effective tax rate, each as discussed above.

Earnings from discontinued operations reflect substantially all of the operations related to our former Oxford Apparel operating group, which we sold in the fourth quarter of fiscal 2010. The operating results of the discontinued operations reflect substantially all of the normal operating activities of our former Oxford Apparel operating group in the first quarter of fiscal 2010, but only reflect certain wind-down and transition activities in the first quarter of fiscal 2011. Operations of our former Oxford Apparel operating group which were not sold are included in Corporate and Other. We do not anticipate significant operating income (loss) or cash flows associated with discontinued operations in future periods other than the conversion of the $28.5 million of net assets and liabilities of the discontinued operations as of April 30, 2011 into cash, and the sale of inventory and recognition of the related commission income associated with inventory in process. The net assets related to discontinued operations primarily relate to receivables due from the buyer of the discontinued operations, the escrow receivable and inventory in transit as well as liabilities associated with the inventory in transit. We anticipate that substantially all of the net assets will be converted into cash during the first half of fiscal 2011.

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

Key Liquidity Measures

($ in thousands)	April 30, 2011	January 29, 2011	May 1, 2010	January 30, 2010
Current assets	$ 242,726	$ 268,913	$ 204,846	$191,906
Current liabilities	101,258	147,091	96,519	96,450
Working capital	$ 141,468	$ 121,822	$ 108,327	$ 95,456
Working capital ratio	2.40	1.83	2.12	1.99
Debt to total capital ratio	43%	45%	57%	58%

Our working capital ratio is calculated by dividing total current assets by total current liabilities, including assets and liabilities related to discontinued operations. Current assets and current liabilities increased from May 1, 2010 to April 30, 2011, as described below; however, current assets increased by a greater amount than current liabilities. The larger increase in current assets was primarily due to the increase in cash and the assets related to discontinued operations not decreasing as significantly as the liabilities related to discontinued operations.

For the ratio of debt to total capital, debt is defined as short-term and long-term debt, and total capital is defined as debt plus shareholders’ equity. The change in the debt to total capital ratio from May 1, 2010 to April 30, 2011 was primarily a result of the gain on the sale of our Oxford Apparel operations and assets in fiscal 2010, as well as earnings from continuing operations and discontinued operations during the twelve months subsequent to May 1, 2010, which resulted in an increase in shareholders’ equity during the period, while debt levels remained relatively consistent between the two periods. Our debt levels and ratio of debt to total capital in future periods may not be comparable to historical amounts due to the impact of the Oxford Apparel sale in fiscal 2010 and our repurchase of $40.0 million in aggregate principal amount of our 11 3/8% Senior Secured Notes in May 2011, and as we continue to assess our capital structure. Changes in our capital structure in the future, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Balance Sheet

The following tables set forth certain information included in our consolidated balance sheets (in thousands). Below each table are explanations for any significant changes in the balances from May 1, 2010 to April 30, 2011.

Current Assets:

	April 30, 2011	January 29, 2011	May 1, 2010	January 30, 2010
Cash and cash equivalents	$47,033	$44,094	$18,823	$8,288
Receivables, net	72,263	50,177	61,423	44,690
Inventories, net	62,843	85,338	45,790	58,180
Prepaid expenses, net	10,912	12,554	12,041	10,508
Deferred tax assets	16,266	19,005	15,397	13,875
Total current assets related to continuing operations	209,317	211,168	153,474	135,541
Assets related to discontinued operations	33,409	57,745	51,372	56,365
Total current assets	$242,726	$268,913	$204,846	$191,906

Cash and cash equivalents as of April 30, 2011 increased compared to cash and cash equivalents as of May 1, 2010 due to the net impact of cash flow generated from the sale of our Oxford Apparel assets and operations and (2) positive cash flow generated from our continuing operations, which were partially offset by (1) the $60 million closing date purchase price of the Lilly Pulitzer brand and operations, (2) negative cash flows used in our discontinued operations during the period from May 2010 through April 2011, (3) capital expenditures incurred during the twelve months subsequent to May 1, 2010 and (4) the payment of dividends subsequent to May 1, 2010. Receivables, net as of April 30, 2011 increased compared to May 1, 2010 primarily due to the receivables associated with our Lilly Pulitzer business as of April 30, 2011. Inventories, net as of April 30, 2011 increased from May 1, 2010 primarily due to the inventory associated with our Lilly Pulitzer business as of April 30, 2011 and an increase in inventories in Tommy Bahama to support anticipated sales. The decrease in prepaid expenses, net from May 1, 2010 to April 30, 2011 was primarily due to the timing of payment of certain expenses as compared to the prior year. Deferred tax assets have increased from May 1, 2010 primarily as a result of the change in book to tax differences associated with receivables and other reserves. The decrease in assets related to discontinued operations was primarily a result of the sale of the Oxford Apparel operations in the fourth quarter of fiscal 2010 with the remaining assets primarily relating to receivables from the buyer and escrow agent and inventory in transit. We anticipate that substantially all of the net assets of the discontinued operations will be converted to cash prior to the end of the first half of fiscal 2011.

Non-current Assets:

	April 30, 2011	January 29, 2011	May 1, 2010	January 30, 2010
Property and equipment, net	$ 82,899	$ 83,895	$ 75,404	$ 78,425
Intangible assets, net	167,573	166,680	136,015	137,462
Goodwill	16,185	16,866	—	—
Other non-current assets, net	21,716	22,117	17,369	17,381
Total non-current assets, net	288,373	289,558	228,788	233,268

The increase in property and equipment, net, at April 30, 2011 was primarily due to assets associated with our Lilly Pulitzer business and capital expenditures subsequent to May 1, 2010, which were partially offset by depreciation expense subsequent to May 1, 2010. The increase in intangible assets, net and goodwill was primarily related to the intangible assets and goodwill acquired as part of our acquisition of Lilly Pulitzer during the fourth quarter of fiscal 2010. The increase in other non-current assets was primarily due to the payment, during the third quarter of fiscal 2010, of loans associated with company owned life insurance policies, which had previously been recorded as a reduction to other non-current assets.

Liabilities:

	April 30, 2011	January 29, 2011	May 1, 2010	January 30, 2010
Current liabilities related to continuing operations	$96,309	$106,306	$85,165	$77,508
Long-term debt, less current maturities	147,228	147,065	146,572	146,408
Other non-current liabilities	55,048	55,441	47,825	49,478
Non-current deferred income taxes	30,231	28,846	28,192	28,421
Total liabilities related to continuing operations	$328,816	$337,658	$307,754	$301,815
Liabilities related to discontinued operations	$4,949	$40,785	$11,354	$18,942
Total liabilities	$333,765	$378,443	$319,108	$320,757

The increase in current liabilities from May 1, 2010 was primarily due to accounts payable and accrued expenses associated with the Lilly Pulitzer business and payables due with respect to the increased inventory levels. The increase in other non-current liabilities primarily resulted from the contingent consideration liability, recognized as part of the acquisition of Lilly Pulitzer in the fourth quarter of fiscal 2010, which was partially offset by decreases in environmental reserve liabilities and deferred rent balances subsequent to May 1, 2010.  The increase in non-current deferred income taxes from May 1, 2010 was primarily due to book to tax differences related to depreciation charges, changes in environmental reserves and capitalized acquisition costs. The decrease in liabilities related to discontinued operations was primarily due to the sale of the business during the fourth quarter of fiscal 2010. We anticipate that substantially all liabilities associated with the discontinued operations, which primarily consist of liabilities associated with inventory in transit, will require the payment of cash before the end of the first half of fiscal 2011.

Statement of Cash Flows

The following table sets forth the net cash flows for the first quarter of fiscal 2011 and the first quarter of fiscal 2010 (in thousands):

	First Quarter
	Fiscal 2011	Fiscal 2010
Net cash provided by operating activities	$ 17,216	$ 9,639
Net cash used in investing activities	(3,634)	(1,540)
Net cash (used in) provided by financing activities	(508)	1,177
Net cash (used in) provided by discontinued operations	(10,413)	1,457
Net change in cash and cash equivalents	$ 2,661	$10,733

Cash and cash equivalents on hand was $47.0 million and $18.8 million at April 30, 2011 and May 1, 2010, respectively. Changes in cash flows in the first quarter of fiscal 2011 and the first quarter of fiscal 2010 related to operating activities, investing activities, financing activities and discontinued operations are discussed below.

Operating Activities:

The operating cash flows for the first quarter of fiscal 2011 and the first quarter of fiscal 2010 of $17.2 million and $9.6 million, respectively, were primarily the result of net earnings for the relevant period, adjusted for non-cash activities such as depreciation, amortization and stock compensation expense as well as changes in our working capital accounts. The increase in cash flow from operations between the two periods was primarily due to the higher earnings in the first quarter of fiscal 2011. In the first quarter of fiscal 2011, the more significant changes in working capital were an increase in receivables and a decrease in current liabilities, both of which decreased cash, and a decrease in inventories, which increased cash. In the first quarter of fiscal 2010, the more significant changes in working capital were an increase in receivables, which decreased cash, and a decrease in inventories and an increase in current liabilities, both of which increased cash.

Investing Activities:

During the first quarter of fiscal 2011 and the first quarter of fiscal 2010, investing activities used $3.6 million and $1.5 million, respectively, of cash. These capital expenditures primarily related to costs associated with new retail stores, retail store remodeling, information technology investments and distribution center enhancements.

Financing Activities:

During first quarter of fiscal 2011 and the first quarter of fiscal 2010, financing activities used $0.5 million and generated $1.2 million, respectively, of cash. In the first quarter of fiscal 2011, the payment of $2.1 million of dividends exceeded the proceeds from the exercise of stock options and certain short-term borrowings in the United Kingdom. In the first quarter of fiscal 2010, the proceeds from certain short-term borrowings in the United Kingdom exceeded dividends paid during the quarter.

Discontinued Operations:

The cash flows from discontinued operations reflect cash flow provided by or used in the activities of our discontinued operations, substantially all of the operations of our former Oxford Apparel operating group. The cash flow from discontinued operations in the first quarter of fiscal 2011 primarily reflects the use of cash to pay liabilities, including income taxes, associated with the sold business during the quarter. The cash flows from discontinued operations in the first quarter of fiscal 2010 reflect normal operations of the sold business with the cash flows reflecting earnings, adjusted for changes in working capital. As of April 30, 2011, there were approximately $28.5 million of net assets associated with the discontinued operations included in our consolidated balance sheet. We anticipate that substantially all of these net assets, as well as certain commissions we will earn related to inventory in process, will be converted into cash in the first half of fiscal 2011.

Liquidity and Capital Resources

The table below provides a description of our significant financing arrangements and the amounts outstanding under these financing arrangements (in thousands) as of April 30, 2011:

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

$—
£7 million Senior Secured Revolving Credit Facility (“U.K. Revolving Credit Agreement”), which accrues interest at the bank’s base rate plus 3.5%, requires interest payments monthly with principal payable on demand and is collateralized by substantially all of the United Kingdom assets of Ben Sherman	716

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

150,000
Unamortized discount	(2,772)
Total debt	$147,944
Short-term debt and current maturities of long-term debt	716
Long-term debt, less current maturities	$147,228

To the extent cash flow needs exceed cash flow provided by our operations, we will have access, subject to their terms, to our lines of credit to provide funding for operating activities, capital expenditures and acquisitions, if any. Our credit facilities are also used to finance trade letters of credit for product purchases, which are drawn against our lines of credit at the time of shipment of the products and reduce the amounts available under our lines of credit and borrowing capacity under our credit facilities when issued. As of April 30, 2011, approximately $13.9 million of trade letters of credit and other limitations on availability in the aggregate were outstanding against the U.S. Revolving Credit Agreement and the U.K. Revolving Credit Agreement. As of April 30, 2011, we had approximately $148.9 million in unused availability under the U.S. Revolving Credit Agreement and approximately $7.2 million in unused availability under the U.K. Revolving Credit Agreement, subject to the respective limitations on borrowings set forth in the U.S. Revolving Credit Agreement, U.K. Revolving Credit Agreement and the indenture for the 11 3/8% Senior Secured Notes.

Covenants, Other Restrictions and Prepayment Penalties:

Our credit facilities and 11 3/8% Senior Secured Notes are subject to a number of affirmative covenants, negative covenants, financial covenants and other restrictions as discussed in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 5 in our consolidated financial statements, both included in our Annual Report on Form 10-K for fiscal 2010. We believe that the affirmative covenants, negative covenants, financial covenants and other restrictions are customary for those included in similar facilities and notes entered into at the time we entered into our agreements. As of April 30, 2011, we were compliant with all covenants related to our credit facilities and 11 3/8% Senior Secured Notes. If we were to redeem any of our 11 3/8% Senior Secured Notes prior to July 15, 2014 pursuant to the indenture governing the notes, we would be required to pay certain premiums above the principal amount, which are also discussed in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 5 in our consolidated financial statements, both included in our Annual Report on Form 10-K for fiscal 2010.

Subsequent Event — Repurchase of 11 3/8% Senior Secured Notes:

In May 2011, we repurchased, in a privately negotiated transaction, $40.0 million in aggregate principal amount of our 11 3/8% Senior Secured Notes for approximately $46.6 million, plus accrued interest, using cash on hand. The repurchase of the 11 3/8% Senior Secured Notes and related write-off of approximately $1.6 million of unamortized deferred financing costs and discount resulted in a loss of approximately $8.2 million, which will be reflected in our consolidated financial statements for the second quarter of fiscal 2011. After completion of the transaction, $110.0 million aggregate principal amount of our 11 3/8% Senior Secured Notes remain outstanding.

Other Liquidity Items:

We anticipate that we will be able to satisfy our ongoing cash requirements during fiscal 2011, which generally consist of working capital and other operating activity needs, capital expenditures, interest payments on our debt, and dividends, if any, primarily from cash on hand, positive cash flow from operations and borrowings under our lines of credit, if necessary. Our need for working capital is typically seasonal with the greatest requirements generally existing in the spring of each year. Our capital needs will depend on many factors, including our growth rate, the need to finance inventory levels and the success of our various products. At maturity of the U.S. Revolving Credit Agreement and the 11 3/8% Senior Secured Notes or if the U.K. Revolving Credit Agreement was required to be paid, we anticipate that we will be able to refinance the facilities and debt with terms available in the market at that time, which may or may not be as favorable as the terms of the current agreements.

Our contractual obligations as of April 30, 2011 have not changed significantly from the contractual obligations outstanding at January 29, 2011, other than changes in the amounts pursuant to letters of credit (as discussed above).

Our anticipated capital expenditures for continuing operations in fiscal 2011, including $3.6 million incurred during the first quarter of fiscal 2011, are expected to be approximately $30 million. These expenditures are expected to consist primarily of costs associated with opening new retail stores, retail store remodeling, information technology investments and distribution center enhancements.

Off Balance Sheet Arrangements

We have not entered into agreements which meet the SEC’s definition of an off balance sheet financing arrangement, other than operating leases, and have made no financial commitments to or guarantees with respect to any unconsolidated subsidiaries or special purpose entities.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to bad debts, inventories, intangible assets, income taxes, stock compensation expense, contingencies and litigation and certain other accrued expenses. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies and estimates are discussed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for fiscal 2010. There have not been any significant changes to the application of our critical accounting policies and estimates during the first quarter of fiscal 2011.

A detailed summary of significant accounting policies is included in Note 1 to our consolidated financial statements contained in our Annual Report on Form 10-K for fiscal 2010.

SEASONALITY

Although our various product lines are sold on a year-round basis, the demand for specific products or styles may be seasonal. For example, the demand for Tommy Bahama and Lilly Pulitzer products in our principal markets is generally higher in the spring season and lower in the fall season. Typically, our wholesale products are sold prior to each of the retail selling seasons, including spring, summer, fall and holiday. As the timing of product shipments and other events affecting the retail business may vary, we do not believe that results for any particular quarter are necessarily indicative of results for the full fiscal year. In addition, we do not believe that the fiscal 2010 distribution of net sales and operating income is necessarily indicative of the expected distribution in future years as the information below does not reflect a full year’s operations of Lilly Pulitzer and individual quarters may be impacted by certain unusual or non-recurring items, economic conditions or other factors. The following table presents the percentage of net sales and operating income by quarter (unaudited) for fiscal 2010:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	27%	24%	23%	26%
Operating income	37%	27%	16%	20%

The percentage of Lilly Pulitzer’s net sales, substantially all of which were not included in our fiscal 2010 consolidated net sales as the net sales occurred prior to acquisition, was 33%, 25%, 20% and 22% in the first, second, third and fourth quarters of fiscal 2010, respectively. On an annual basis, substantially all of Lilly Pulitzer’s operating income is typically earned in the first half of the fiscal year as the spring and summer seasons are typically the strongest seasons for Lilly Pulitzer products.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain interest rate, foreign currency, commodity and inflation risks as discussed in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for fiscal 2010. There have not been any significant changes in our exposure to these risks during the first quarter of fiscal 2011.

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

There were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) that occurred during the first quarter of fiscal 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In the ordinary course of business, we may become subject to litigation or claims. We are not currently a party to any litigation or regulatory action that we believe could reasonably be expected to have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 1A.  RISK FACTORS

In addition to the other information set forth in this report, investors should carefully consider the factors discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for fiscal 2010, which could materially affect our business, financial condition or operating results. We do not believe there have been any material changes to the risk factors described in our Annual Report on Form 10-K for fiscal 2010. The risks described in our Annual Report on Form 10-K for fiscal 2010 are not the only risks facing our company.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)   During the first quarter of fiscal 2011, we did not make any unregistered sales of our equity securities.

(c)   We have certain stock incentive plans as described in Note 7 to our consolidated financial statements included in our Annual Report on Form 10-K for fiscal 2010, all of which are publicly announced plans. Under the plans, we can repurchase shares from employees to cover employee tax liabilities related to the exercise of stock options or the vesting of previously restricted shares.  During the first quarter of fiscal 2011, we repurchased the following shares pursuant to these plans:

Fiscal Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
February (01/30/11 - 02/26/11)	—	—	—	—
March (02/27/11 - 4/2/11)	70,641	$24.34	—	—
April (4/3/11 - 4/30/11)	—	—	—	—
Total	70,641	$24.34	—	—

In the second quarter of fiscal 2010, our Board of Directors authorized us to spend up to $50 million to repurchase shares of our common stock and/or 11 3/8% Senior Secured Notes. This authorization superseded and replaced all previous authorizations to repurchase shares of our common stock and/or our 11 3/8% Senior Secured Notes. As of April 30, 2011, no shares of our common stock nor any of our 11 3/8% Senior Secured Notes had been repurchased pursuant to this authorization. However, in May 2011, we repurchased, in a privately negotiated transaction, $40.0 million in aggregate principal amount of our 11 3/8% Senior Secured Notes for approximately $46.6 million, plus accrued interest, using cash on hand. In the future, we may seek additional authorizations to repurchase shares of our common stock and/or our 11 3/8% Senior Secured Notes.

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

June 8, 2011	OXFORD INDUSTRIES, INC.
(Registrant)

/s/ K. Scott Grassmyer
K. Scott Grassmyer
Senior Vice President - Finance, Chief Financial Officer and Controller
(Authorized Signatory)