Form 10-K/A
period 2011-01-29
OXFORD INDUSTRIES INC
filed 2011-09-01
CIK 75288

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

          Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Title of Each Class	Number of Shares Outstanding as of March 28, 2011
Common Stock, $1 par value	16,525,566

Documents Incorporated by Reference

          Portions of our proxy statement filed with the Securities and Exchange Commission on May 13, 2011 pursuant to Regulation 14A relating to the Annual Meeting of Shareholders of Oxford Industries, Inc. held on June 15, 2011 are incorporated by reference into Part III of our Form 10-K filed with the Securities and Exchange Commission on March 31, 2011.

 Explanatory Note

        Oxford Industries, Inc. (the "Company") is filing this Amendment No. 1 (the "Amendment") on Form 10-K/A to its Annual Report on Form 10-K for the fiscal year ended January 29, 2011 (the "Original Form 10-K"), which was filed with the Securities and Exchange Commission on March 31, 2011. This Amendment is being filed solely to substitute a material contract filed as Exhibit 10.10 to the Original Form 10-K with the version filed with this Amendment as Exhibit 10.10. The attached version of Exhibit 10.10 has been revised to disclose additional information previously omitted in accordance with a request for confidential treatment submitted to the Securities and Exchange Commission. Certain portions of the contract remain omitted in accordance with a request for confidential treatment that the Company has submitted to the Securities and Exchange Commission. Exhibit 10.10 filed with this Amendment supersedes in its entirety the version of Exhibit 10.10 previously filed with the Original Form 10-K.

        Except as described above and the required certifications of our Chief Executive Officer and Chief Financial Officer filed with this Amendment, no other amendments have been made to the Original Form 10-K. All other Items of the Original Form 10-K are unaffected by this Amendment. This Amendment does not reflect events occurring after the date that the Original Form 10-K was filed or modify or update the disclosure contained in the Original Form 10-K in any way other than as required to reflect the revisions discussed above.

 PART IV

Item 15.    Exhibits and Financial Statement Schedules

        (b)   Exhibits

        A list of exhibits filed with the Original Form 10-K or incorporated by reference therein is found in Item 15(b) of Part IV of the Original Form 10-K and is incorporated herein by reference. The following exhibits are filed with this Amendment:

10.10	Second Amended and Restated Credit Agreement, dated as of August 15, 2008, by and among Oxford Industries, Inc., Tommy Bahama Group, Inc., the Persons party thereto from time to time as Guarantors, the financial institutions party thereto from time to time as lenders, the financial institutions party thereto from time to time as Issuing Banks and SunTrust Bank, as administrative agent./*\
31.3	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

/*\
Confidential treatment has been requested for portions of this exhibit. These portions have been omitted from this report on Form 10-K/A and submitted separately to the Securities and Exchange Commission.

 SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

Oxford Industries, Inc.
By:	/s/ J. Hicks Lanier J. Hicks Lanier Chairman and Chief Executive Officer

Date: September 1, 2011

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ J. Hicks Lanier J. Hicks Lanier	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	September 1, 2011
/s/ K. Scott Grassmyer K. Scott Grassmyer	Senior Vice President-Finance, Chief Financial Officer and Controller (Principal Financial Officer)	September 1, 2011
* George C. Guynn	Director	September 1, 2011
* John R. Holder	Director	September 1, 2011
* J. Reese Lanier	Director	September 1, 2011
* Dennis M. Love	Director	September 1, 2011

Signature		Capacity	Date

* Clarence H. Smith		Director	September 1, 2011
Clyde C. Tuggle		Director
Helen B. Weeks		Director
* E. Jenner Wood		Director	September 1, 2011
*By	/s/ Thomas E. Campbell Thomas E. Campbell as Attorney-in-Fact

QuickLinks

Explanatory Note
PART IV
  Item 15. Exhibits and Financial Statement Schedules
SIGNATURES