Form 10-Q
period 2011-07-30
OXFORD INDUSTRIES INC
filed 2011-09-01
CIK 75288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JULY 30, 2011

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of shares outstanding
Title of each class	as of August 26, 2011
Common Stock, $1 par value	16,488,888

OXFORD INDUSTRIES, INC.

INDEX TO FORM 10-Q

For the second quarter of fiscal 2011

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

Our SEC filings and public announcements may include forward-looking statements about future events. Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “will” and similar expressions identify forward-looking statements, which generally are not historical in nature. We intend for all forward-looking statements contained herein, in our press releases or on our website, and all subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf, to be covered by the safe harbor provisions for forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (which Sections were adopted as part of the Private Securities Litigation Reform Act of 1995). Important assumptions relating to these forward-looking statements include, among others, assumptions regarding the impact of economic conditions on consumer demand and spending, particularly in light of general economic uncertainty that continues to prevail, demand for our products, timing of shipments requested by our wholesale customers, expected pricing levels, competitive conditions, the timing and cost of planned capital expenditures, costs of products and raw materials we purchase, costs of labor, access to capital and/or credit markets, acquisition and disposition activities, expected outcomes of pending or potential litigation and regulatory actions and disciplined execution by key management. Forward-looking statements reflect our current expectations, based on currently available information, and are not guarantees of performance. Although we believe that the expectations reflected in such forward-looking statements are reasonable, these expectations could prove inaccurate as such statements involve risks and uncertainties, many of which are beyond our ability to control or predict. Should one or more of these risks or uncertainties, or other risks or uncertainties not currently known to us or that we currently deem to be immaterial, materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Important factors relating to these risks and uncertainties include, but are not limited to, those described in Part I, Item 1A. Risk Factors contained in our Annual Report on Form 10-K for fiscal 2010, as updated by Part II, Item 1A. Risk Factors in this report and those described from time to time in our future reports filed with the SEC. We caution that one should not place undue reliance on forward-looking statements, which speak only as of the date on which they are made. We disclaim any intention, obligation or duty to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

DEFINITIONS

Unless the context requires otherwise, the following terms, or words of similar import, have the following meanings:

Our, us or we: Oxford Industries, Inc. and its consolidated subsidiaries

SG&A: Selling, general and administrative expenses

Discontinued operations: The assets and operations of our former Oxford Apparel operating group which we sold in the fourth quarter of fiscal 2010, as discussed in our Annual Report on Form 10-K for fiscal 2010

11 3/8% Senior Secured Notes: Our 11.375% senior secured notes due 2015, as described in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations in this report

SEC: U.S. Securities and Exchange Commission

Securities Exchange Act: the Securities Exchange Act of 1934, as amended

FASB: Financial Accounting Standards Board

U.S. GAAP: Generally accepted accounting principles in the United States

Fiscal 2012	53 weeks ending February 2, 2013
Fiscal 2011	52 weeks ending January 28, 2012
First half fiscal 2011	26 weeks ended July 30, 2011
Fourth quarter fiscal 2011	13 weeks ending January 28, 2012
Third quarter fiscal 2011	13 weeks ending October 29, 2011
Second quarter fiscal 2011	13 weeks ended July 30, 2011
First quarter fiscal 2011	13 weeks ended April 30, 2011
Fiscal 2010	52 weeks ended January 29, 2011
First half fiscal 2010	26 weeks ended July 31, 2010
Fourth quarter fiscal 2010	13 weeks ended January 29, 2011
Third quarter fiscal 2010	13 weeks ended October 30, 2010
Second quarter fiscal 2010	13 weeks ended July 31, 2010
First quarter fiscal 2010	13 weeks ended May 1, 2010

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OXFORD INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share amounts)

	Second Quarter Fiscal 2011	Second Quarter Fiscal 2010	First Half Fiscal 2011	First Half Fiscal 2010
Net sales	$180,646	$142,981	$388,954	$306,606
Cost of goods sold	77,709	63,963	168,357	137,881
Gross profit	102,937	79,018	220,597	168,725
SG&A	88,348	71,324	179,188	149,333
Amortization of intangible assets	300	238	598	478
Change in fair value of contingent consideration	600	—	1,200	—
	89,248	71,562	180,986	149,811
Royalties and other operating income	4,022	3,723	8,813	7,236
Operating income	17,711	11,179	48,424	26,150
Interest expense, net	4,268	5,053	9,072	10,020
Loss on repurchase of 11 3/8% Senior Secured Notes	8,248	—	8,248	—
Earnings from continuing operations before income taxes	5,195	6,126	31,104	16,130
Income taxes	1,675	1,447	10,524	2,927
Earnings from continuing operations	3,520	4,679	20,580	13,203

(Loss) earnings from discontinued operations, net of taxes	(916)	2,540	124	6,513
Net earnings	$ 2,604	$ 7,219	$ 20,704	$ 19,716

Earnings from continuing operations, net of taxes per common share:
Basic	$ 0.21	$ 0.28	$ 1.25	$ 0.80
Diluted	$ 0.21	$ 0.28	$ 1.25	$ 0.80
(Loss) earnings from discontinued operations, net of taxes per common share:
Basic	$ (0.06)	$ 0.15	$ 0.01	$ 0.39
Diluted	$ (0.06)	$ 0.15	$ 0.01	$ 0.39
Net earnings per common share:
Basic	$ 0.16	$ 0.44	$ 1.25	$ 1.19
Diluted	$ 0.16	$ 0.44	$ 1.25	$ 1.19
Weighted average common shares outstanding:
Basic	16,514	16,540	16,514	16,515
Dilution	17	12	15	12
Diluted	16,531	16,552	16,529	16,527
Dividends declared per common share	$ 0.13	$ 0.11	$ 0.26	$ 0.22

See accompanying notes.

OXFORD INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except par amounts)

	July 30, 2011	January 29, 2011	July 31, 2010
ASSETS
Current Assets:
Cash and cash equivalents	$ 37,775	$ 44,094	$ 28,171
Receivables, net	53,902	50,177	45,545
Inventories, net	77,731	85,338	57,227
Prepaid expenses, net	16,337	12,554	15,213
Deferred tax assets	17,258	19,005	15,384
Assets related to discontinued operations, net	508	57,745	55,853
Total current assets	203,511	268,913	217,393
Property and equipment, net	86,889	83,895	72,923
Intangible assets, net	166,826	166,680	136,226
Goodwill	16,555	16,866	—
Other non-current assets, net	19,790	22,117	16,213
Total Assets	$493,571	$558,471	$442,755
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Trade accounts payable and other accrued expenses	$ 76,877	$ 83,211	$ 63,467
Accrued compensation	19,740	23,095	15,775
Short-term debt and current maturities of long-term debt	4,406	—	1,195
Liabilities related to discontinued operations	1,362	40,785	19,272
Total current liabilities	102,385	147,091	99,709
Long-term debt, less current maturities	108,088	147,065	146,736
Other non-current liabilities	54,169	55,441	46,400
Non-current deferred income taxes	30,322	28,846	28,143
Commitments and contingencies
Shareholders’ Equity:
Common stock, $1.00 par value per common share	16,529	16,511	16,561
Additional paid-in capital	97,641	96,597	94,442
Retained earnings	107,160	90,739	35,437
Accumulated other comprehensive loss	(22,723)	(23,819)	(24,673)
Total shareholders’ equity	198,607	180,028	121,767
Total Liabilities and Shareholders’ Equity	$493,571	$558,471	$442,755

See accompanying notes.

OXFORD INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	First Half Fiscal 2011	First Half Fiscal 2010
Cash Flows From Operating Activities:
Earnings from continuing operations	$ 20,580	$ 13,203
Adjustments to reconcile earnings from continuing operations to net cash provided by operating activities:
Depreciation	9,838	8,624
Amortization of intangible assets	598	478
Change in fair value of contingent consideration	1,200	—
Amortization of deferred financing costs and bond discount	906	977
Loss on repurchase of 11 3/8% Senior Secured Notes	8,248	—
Stock compensation expense	1,476	2,584
Loss on sale of property and equipment	22	(13)
Deferred income taxes	3,040	(1,587)
Changes in working capital:
Receivables	(3,394)	(1,272)
Inventories	8,042	611
Prepaid expenses	(3,696)	(4,758)
Current liabilities	(12,215)	1,665
Other non-current assets	1,502	519
Other non-current liabilities	(2,487)	(3,054)
Net cash provided by operating activities	33,660	17,977
Cash Flows From Investing Activities:
Purchases of property and equipment	(12,726)	(3,370)
Other	(398)	99
Net cash used in investing activities	(13,124)	(3,271)
Cash Flows From Financing Activities:
Repayment of revolving credit arrangements	(18,309)	(33,925)
Proceeds from revolving credit arrangements	22,670	35,097
Repurchase of 11 3/8% Senior Secured Notes	(46,600)	—
Proceeds from issuance of common stock	1,413	230
Dividends on common stock	(4,285)	(3,638)
Net cash used in financing activities	(45,111)	(2,236)
Cash Flows from Discontinued Operations:
Net operating cash flows used in discontinued operations	14,313	7,559
Net investing cash flows provided by (used in) discontinued operations	3,744	(21)
Net cash provided by discontinued operations	18,057	7,538

Net change in cash and cash equivalents	(6,518)	20,008
Effect of foreign currency translation on cash and cash equivalents	199	(125)
Cash and cash equivalents at the beginning of year	44,094	8,288
Cash and cash equivalents at the end of period	$ 37,775	$ 28,171

Supplemental disclosure of cash flow information:
Cash paid for interest, net, including interest paid for discontinued operations	$ 8,534	$ 9,114
Cash paid for income taxes, including income taxes paid for discontinued operations	$ 38,103	$ 14,762

See accompanying notes.

OXFORD INDUSTRIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SECOND QUARTER OF FISCAL 2011

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

Unless indicated otherwise, all references to assets, liabilities, revenues and expenses in this report reflect continuing operations and exclude any amounts related to the discontinued operations of our former Oxford Apparel operating group, as discussed in Note 7 to our unaudited condensed consolidated financial statements included in this report and Note 15 of our consolidated financial statements in our Annual Report on Form 10-K for fiscal 2010.

In May 2011, the FASB issued an update to their authoritative guidance regarding fair value measurements and related disclosures. Additional disclosure requirements in the update include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for the use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. This guidance will be effective in our first quarter of fiscal 2012 and will be applied on a prospective basis with any changes in measurements recognized in earnings in the period of adoption. We are currently assessing the impact of adopting the amendments to authoritative guidance regarding fair value measurements and related disclosures, but we do not anticipate a material impact on our financial statements upon adoption.

In June 2011, the FASB issued an update to their accounting guidance regarding other comprehensive income which requires that all non-owner changes in shareholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements of income and comprehensive income. The guidance provided by this update becomes effective in our first quarter of fiscal 2012, with early adoption permitted. We are currently assessing the impact of adopting the amendments to other comprehensive income, but we do not anticipate a material impact on our financial statements upon adoption.

2.                                      Inventories:  The components of inventories related to continuing operations as of the dates specified are summarized as follows (in thousands):

	July 30, 2011	January 29, 2011	July 31, 2010
Finished goods	$113,468	$122,159	$92,168
Work in process	4,903	5,744	6,466
Fabric, trim and supplies	5,314	3,389	3,031
LIFO reserve	(45,954)	(45,954)	(44,438)
Total	$ 77,731	$ 85,338	$ 57,227

3.                                      Comprehensive Income:  Other comprehensive income includes all changes in equity from non-owner sources, such as foreign currency translation adjustments and the net unrealized gain (loss) associated with forward foreign currency exchange contracts which qualify for hedge accounting. Comprehensive income, net of income taxes, is calculated as follows for the periods presented (in thousands):

	Second Quarter Fiscal 2011	Second Quarter Fiscal 2010	First Half Fiscal 2011	First Half Fiscal 2010
Net earnings	$2,604	$7,219	$20,704	$19,716
Gain (loss) on foreign currency translation	(642)	686	1,126	(1,241)
Net unrealized loss on forward foreign exchange contracts	475	(192)	(30)	(192)
Comprehensive income	$2,437	$7,713	$21,800	$18,283

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

	Second Quarter Fiscal 2011	Second Quarter Fiscal 2010	First Half Fiscal 2011	First Half Fiscal 2010
Net Sales
Tommy Bahama	$109,143	$99,349	$232,046	$208,454
Lilly Pulitzer	24,823	—	54,696	—
Ben Sherman	20,893	18,346	40,314	40,500
Lanier Clothes	22,942	22,736	55,915	53,164
Corporate and Other	2,845	2,550	5,983	4,488
Total Net Sales	$180,646	$142,981	$388,954	$306,606
Depreciation
Tommy Bahama	$3,604	$3,289	$6,985	$6,563
Lilly Pulitzer	345	—	699	—
Ben Sherman	518	524	1,043	1,060
Lanier Clothes	107	118	216	237
Corporate and Other	455	383	895	764
Total Depreciation	$5,029	$4,314	$9,838	$8,624
Amortization of Intangible Assets
Tommy Bahama	$129	$173	$258	$346
Lilly Pulitzer	116	—	230	—
Ben Sherman	55	65	110	132
Lanier Clothes	—	—	—	—
Corporate and Other	—	—	—	—
Total Amortization of Intangible Assets	$300	$238	$598	$478
Operating Income (Loss)
Tommy Bahama	$16,987	$14,172	$40,757	$32,033
Lilly Pulitzer	5,612	—	12,627	—
Ben Sherman	(1,756)	(598)	(2,582)	(76)
Lanier Clothes	2,263	2,809	6,988	7,168
Corporate and Other	(5,395)	(5,204)	(9,366)	(12,975)
Total Operating Income	17,711	11,179	48,424	26,150
Interest expense, net	4,268	5,053	9,072	10,020
Loss on repurchase of 11 3/8% Senior Secured Notes	8,248	—	8,248	—
Earnings from Continuing Operations Before Income Taxes	$5,195	$6,126	$31,104	$16,130

5.             Debt: The following table details our debt (in thousands) as of the dates specified:

	July 30, 2011	January 29, 2011	July 31, 2010

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

	$—	$—	$—
£7 million Senior Secured Revolving Credit Facility (“U.K. Revolving Credit Agreement”), which accrues interest at the bank’s base rate plus as much as 3.5%, requires interest payments monthly with principal payable on demand and is collateralized by substantially all of the United Kingdom assets of Ben Sherman	4,406	—	1,195

11.375% Senior Secured Notes (“11 3/8% Senior Secured Notes”), which accrue interest at an annual rate of 11.375% (effective interest rate of 12%) and require interest payments semi-annually in January and July of each year, require payment of principal at maturity (July 2015), are subject to certain prepayment penalties, are secured by a first priority interest in all U.S. registered trademarks and certain related rights and certain future acquired real property owned in fee simple of Oxford Industries, Inc. and substantially all of its consolidated domestic subsidiaries and a second priority interest in those assets in which the lenders under the U.S. Revolving Credit Agreement have a first priority interest (1)

	110,000	150,000	150,000
Unamortized discount	(1,912)	(2,935)	(3,264)
Total debt	112,494	147,065	147,931
Short-term debt and current maturities of long-term debt	(4,406)	—	(1,195)
Long-term debt, less current maturities	$108,088	$147,065	$146,736

(1)          In May 2011, we repurchased, in a privately negotiated transaction, $40.0 million in aggregate principal amount of our 11 3/8% Senior Secured Notes for $46.6 million, plus accrued interest, using cash on hand. The repurchase of the 11 3/8% Senior Secured Notes and related write-off of approximately $1.6 million of unamortized deferred financing costs and discount resulted in a loss of approximately $8.2 million, which was reflected in our consolidated financial statements for the second quarter of fiscal 2011. After completion of the transaction, $110.0 million aggregate principal amount of our 11 3/8% Senior Secured Notes remained outstanding.

6.                                      Business Combinations:  On December 21, 2010, we acquired the Lilly Pulitzer brand and operations, as described in Note 14 of our consolidated financial statements in our Annual Report on Form 10-K for fiscal 2010. As of July 30, 2011, we have not finalized our allocation of purchase price to the fair values of the acquired assets and liabilities, and we will revise our allocation through the one year period following the closing of the transaction, as appropriate, as we obtain new information about the fair values of these assets and liabilities as of the acquisition date, including the contingent consideration. During the first half of fiscal 2011, we did not record any significant adjustments to the initial purchase price allocation included in Note 14 of our consolidated financial statements in our Annual Report on Form 10-K for fiscal 2010.  As of July 30, 2011, the estimated fair value of the contingent consideration was approximately $11.9 million compared to $10.5 million as of the date of acquisition, with the change in fair value representing the passage of time from the date of acquisition as we approach the dates of the anticipated payments in the future.

7.                                      Discontinued Operations:  On January 3, 2011, we sold substantially all of the assets and operations of our former Oxford Apparel operating group, as discussed in Note 15 of our consolidated financial statements in our Annual Report on Form 10-K for fiscal 2010. The results of operations and assets which were sold are reflected in discontinued operations in our consolidated financial statements. The total assets related to discontinued operations included in our consolidated balance sheets as of each balance sheet date presented primarily consisted of receivables, inventories and other assets, and the total liabilities related to discontinued operations included in our consolidated balance sheets as of each balance sheet date consisted of the related accounts payable, accrued expenses, accrued compensation and income taxes payable.

Net sales, earnings from discontinued operations before income taxes and earnings from discontinued operations, net of income taxes are shown in the table below (in thousands):

	Second Quarter Fiscal 2011	Second Quarter Fiscal 2010	First Half Fiscal 2011	First Half Fiscal 2010
Net sales	$ 208	$43,550	$2,397	$97,675
Earnings from discontinued operations before income taxes (1)	$(1,500)	$ 4,097	$ 77	$10,505
Earnings from discontinued operations, net of income taxes (1)	$ (916)	$ 2,540	$ 124	$ 6,513

(1)          During the second quarter of fiscal 2011, we finalized the working capital adjustment associated with the sold operations, which resulted in a change in estimate to the gain on sale recognized. The impact of this change in estimate, which was recorded in the second quarter of fiscal 2011, was a reduction to the gain on sale of approximately $1.0 million, after income taxes. This change in estimate resulted in a revised after-tax gain on the sale of the Oxford Apparel operations of approximately $48.5 million compared to $49.5 million as recorded in the fourth quarter of fiscal 2010.

8.                          Consolidating Financial Data of Subsidiary Guarantors:  Our 11 3/8% Senior Secured Notes are guaranteed by substantially all of our wholly owned domestic subsidiaries (“Subsidiary Guarantors”). All guarantees are full and unconditional. For consolidated financial reporting purposes, non-guarantors consist of our subsidiaries which are organized outside the United States and certain domestic subsidiaries. We use the equity method of accounting with respect to our investment in subsidiaries included in other non-current assets in our condensed consolidating financial statements. Set forth below are our condensed consolidating balance sheets as of July 30, 2011, January 29, 2011 and July 31, 2010 (in thousands) as well as our condensed consolidating statements of operations for the second quarter and first half of each of fiscal 2011 and fiscal 2010 (in thousands) and our condensed consolidating statements of cash flows for the first half of fiscal 2011 and fiscal 2010 (in thousands).

OXFORD INDUSTRIES, INC.

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEETS

July 30, 2011

	Oxford Industries (Parent)	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidating Adjustments	Consolidated Total
ASSETS
Cash and cash equivalents	$ 31,545	$ 1,648	$ 4,582	$ —	$ 37,775
Receivables, net	19,606	9,253	48,613	(23,570)	53,902
Inventories, net	(15,864)	78,058	16,698	(1,161)	77,731
Prepaid expenses and deferred tax assets	18,177	13,099	3,526	(1,207)	33,595
Assets related to discontinued operations, net	508	—	—	—	508
Total current assets	53,972	102,058	73,419	(25,938)	203,511
Property and equipment, net	6,712	75,685	4,492	—	86,889
Goodwill and intangible assets, net	—	158,744	24,637	—	183,381
Other non-current assets, net	613,037	142,834	4,553	(740,634)	19,790
Total Assets	$673,721	$479,321	$107,101	$(766,572)	$493,571

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities related to continuing operations	$ 1,081	$ 69,475	$ 47,695	$ (17,228)	$ 101,023
Current liabilities related to discontinued operations	1,362	—	—	—	1,362
Long-term debt, less current maturities	108,088	—	—	—	108,088
Other non-current liabilities	368,821	(346,937)	144,517	(112,232)	54,169
Non-current deferred income taxes	(4,238)	28,582	5,978	—	30,322
Total shareholders’/invested equity	198,607	728,201	(91,089)	(637,112)	198,607
Total Liabilities and Shareholders’ Equity	$673,721	$479,321	$107,101	$(766,572)	$493,571

January 29, 2011

	Oxford Industries (Parent)	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidating Adjustments	Consolidated Total
ASSETS
Cash and cash equivalents	$ 41,130	$ 809	$ 2,155	$ —	$ 44,094
Receivables, net	10,969	3,431	44,897	(9,120)	50,177
Inventories, net	(13,234)	86,747	11,889	(64)	85,338
Prepaid expenses and deferred tax assets	19,756	12,671	3,018	(3,886)	31,559
Assets related to discontinued operations, net	46,418	324	11,003	—	57,745
Total current assets	105,039	103,982	72,962	(13,070)	268,913
Property and equipment, net	7,182	72,323	4,390	—	83,895
Goodwill and intangible assets, net	—	159,543	24,003	—	183,546
Other non-current assets, net	579,130	143,459	4,101	(704,573)	22,117
Total Assets	$691,351	$479,307	$105,456	$(717,643)	$558,471

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities related to continuing operations	$ 13,978	$ 59,255	$ 41,170	$ (8,097)	$106,306
Current liabilities related to discontinued operations	32,379	—	8,406	—	40,785
Long-term debt, less current maturities	147,065	—	—	—	147,065
Other non-current liabilities	322,237	(301,271)	143,113	(108,638)	55,441
Non-current deferred income taxes	(4,336)	26,944	6,332	(94)	28,846
Total shareholders’/invested equity	180,028	694,379	(93,565)	(600,814)	180,028
Total Liabilities and Shareholders’ Equity	$691,351	$479,307	$105,456	$(717,643)	$558,471

OXFORD INDUSTRIES, INC.

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEETS

July 31, 2010

	Oxford Industries (Parent)	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidating Adjustments	Consolidated Total
ASSETS
Cash and cash equivalents	$ 25,218	$ 583	$ 2,370	$ —	$ 28,171
Receivables, net	10,233	7,641	37,336	(9,665)	45,545
Inventories, net	(13,721)	58,090	13,581	(723)	57,227
Prepaid expenses and deferred tax assets, net	18,067	9,828	4,415	(1,713)	30,597
Assets related to discontinued operations, net	41,752	6,293	7,808	—	55,853
Total current assets	81,549	82,435	65,510	(12,101)	217,393
Property and equipment, net	7,876	59,941	5,106	—	72,923
Goodwill and intangible assets, net	—	112,535	23,691	—	136,226
Other non-current assets, net	507,055	142,844	6,835	(640,521)	16,213
Total Assets	$596,480	$397,755	$101,142	$(652,622)	$442,755

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities related to continuing operations	$ 9,408	$ 47,747	$ 30,589	$ (7,307)	$ 80,437
Current liabilities related to discontinued operations	8,490	—	10,782	—	19,272
Long-term debt, less current maturities	146,736	—	—	—	146,736
Other non-current liabilities	313,999	(303,270)	144,225	(108,554)	46,400
Non-current deferred income taxes	(3,920)	25,609	6,454	—	28,143
Total shareholders’/invested equity	121,767	627,669	(90,908)	(536,761)	121,767
Total Liabilities and Shareholders’ Equity	$596,480	$397,755	$101,142	$(652,622)	$442,755

OXFORD INDUSTRIES, INC.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

Second Quarter Fiscal 2011

	Oxford Industries (Parent)	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidating Adjustments	Consolidated Total
Net sales	$25,421	$139,883	$22,326	$(6,984)	$180,646
Cost of goods sold	17,197	53,425	11,305	(4,218)	77,709
Gross profit	8,224	86,458	11,021	(2,766)	102,937
SG&A including amortization of intangible assets and change in fair value of contingent consideration	5,928	71,983	13,001	(1,664)	89,248
Royalties and other operating income	44	2,231	1,787	(40)	4,022
Operating income	2,340	16,706	(193)	(1,142)	17,711
Interest expense (income), net	5,477	(1,166)	771	(814)	4,268
Loss on repurchase of 11 3/8% Senior Secured Notes	8,248	—	—	—	8,248
Income from equity investment	12,870	—	—	(12,870)	—
Earnings (loss) from continuing operations before income taxes	1,485	17,872	(964)	(13,198)	5,195
Income taxes (benefit)	(2,247)	4,506	(469)	(115)	1,675
Earnings (loss) from continuing operations	3,732	13,366	(495)	(13,083)	3,520
Earnings (loss) from discontinued operations, net of taxes	(916)	—	—	—	(916)
Net earnings (loss)	$2,816	$13,366	$(495)	$(13,083)	$2,604

Second Quarter Fiscal 2010

	Oxford Industries (Parent)	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated Total
Net sales	$25,220	$106,294	$18,536	$(7,069)	$142,981
Cost of goods sold	17,666	41,568	8,424	(3,695)	63,963
Gross profit	7,554	64,726	10,112	(3,374)	79,018
SG&A including amortization of intangible assets and change in fair value of contingent consideration	7,651	56,253	11,264	(3,606)	71,562
Royalties and other operating income	6	2,054	1,802	(139)	3,723
Operating income (loss)	(91)	10,527	650	93	11,179
Interest expense (income), net	5,006	(1,077)	717	407	5,053
Income from equity investment	7,907	—	—	(7,907)	—
Earnings (loss) from continuing operations before income taxes	2,810	11,604	(67)	(8,221)	6,126
Income taxes (benefit)	(2,231)	3,816	(29)	(109)	1,447
Earnings (loss) from continuing operations	5,041	7,788	(38)	(8,112)	4,679
Earnings (loss) from discontinued operations, net of taxes	2,382	(37)	195	—	2,540
Net earnings	$7,423	$7,751	$157	$(8,112)	$7,219

OXFORD INDUSTRIES, INC.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

First Half Fiscal 2011

	Oxford Industries (Parent)	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidating Adjustments	Consolidated Total
Net sales	$61,142	$298,884	$44,018	$(15,090)	$388,954
Cost of goods sold	41,632	116,066	19,574	(8,915)	168,357
Gross profit	19,510	182,818	24,444	(6,175)	220,597
SG&A including amortization of intangible assets and change in fair value of contingent consideration	16,242	145,172	25,479	(5,907)	180,986
Royalties and other operating income	98	5,144	3,668	(97)	8,813
Operating income	3,366	42,790	2,633	(365)	48,424
Interest expense (income), net	9,904	(2,363)	1,530	1	9,072
Loss on repurchase of 11 3/8% Senior Secured Notes	8,248	—	—	—	8,248
Income from equity investment	34,771	—	—	(34,771)	—
Earnings from continuing operations before income taxes	19,985	45,153	1,103	(35,137)	31,104
Income taxes (benefit)	(974)	11,842	(215)	(129)	10,524
Earnings from continuing operations	20,959	33,311	1,318	(35,008)	20,580
Earnings (loss) from discontinued operations, net of taxes	(19)	143	—	—	124
Net earnings	$20,940	$33,454	$1,318	$(35,008)	$20,704

First Half Fiscal 2010

	Oxford Industries (Parent)	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidating Adjustments	Consolidated Total
Net sales	$57,799	$223,223	$39,357	$(13,773)	$306,606
Cost of goods sold	39,965	88,452	16,907	(7,443)	137,881
Gross profit	17,834	134,771	22,450	(6,330)	168,725
SG&A including amortization of intangible assets and change in fair value of contingent consideration	20,707	114,266	22,576	(7,738)	149,811
Royalties and other operating income	28	4,154	3,376	(322)	7,236
Operating income (loss)	(2,845)	24,659	3,250	1,086	26,150
Interest expense (income), net	9,929	(2,118)	1,399	810	10,020
Income from equity investment	19,167	—	—	(19,167)	—
Earnings from continuing operations before income taxes	6,393	26,777	1,851	(18,891)	16,130
Income taxes (benefit)	(7,541)	9,882	489	97	2,927
Earnings from continuing operations	13,934	16,895	1,362	(18,988)	13,203
Earnings from discontinued operations, net of taxes	5,604	780	129	—	6,513
Net earnings	$19,538	$17,675	$1,491	$(18,988)	$19,716

OXFORD INDUSTRIES, INC.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

First Half Fiscal 2011

	Oxford Industries (Parent)	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidating Adjustments	Consolidated Total
Cash Flows From Operating Activities:
Net cash provided by (used in) operating activities	$(18,587)	$57,385	$(5,536)	$398	$33,660
Cash Flows from Investing Activities:
Purchases of property and equipment	(652)	(11,499)	(575)	—	(12,726)
Other	(398)	—	—	—	(398)
Net cash used in investing activities	(1,050)	(11,499)	(575)	—	(13,124)
Cash Flows from Financing Activities:
Change in debt	(46,600)	—	4,361	—	(42,239)
Proceeds from issuance of common stock	1,413	—	—	—	1,413
Change in intercompany payable	44,388	(45,371)	1,381	(398)	—
Dividends on common stock	(4,285)	—	—	—	(4,285)
Net cash provided by (used in) financing activities	(5,084)	(45,371)	5,742	(398)	(45,111)
Cash Flows from Discontinued Operations:
Net cash provided by discontinued operations	15,136	324	2,597	—	18,057
Net change in Cash and Cash Equivalents	(9,585)	839	2,228	—	(6,518)
Effect of foreign currency translation	—	—	199	—	199
Cash and Cash Equivalents at the Beginning of Period	41,130	809	2,155	—	44,094
Cash and Cash Equivalents at the End of Period	$31,545	$1,648	$4,582	$—	$37,775

OXFORD INDUSTRIES, INC.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

First Half Fiscal 2010

	Oxford Industries (Parent)	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated Total
Cash Flows From Operating Activities:
Net cash provided by (used in) operating activities	$(12,960)	$37,151	$(6,237)	23	$17,977
Cash Flows from Investing Activities:
Purchases of property and equipment	(531)	(2,483)	(356)	—	(3,370)
Other	99	—	—	—	99
Net cash used in investing activities	(432)	(2,483)	(356)	—	(3,271)
Cash Flows from Financing Activities:
Change in debt	—	—	1,172	—	1,172
Proceeds from issuance of common stock	230	—	—	—	230
Change in intercompany payable	35,821	(34,624)	(1,174)	(23)	—
Dividends on common stock	(3,638)	—	—	—	(3,638)
Net cash provided by (used in) financing activities	32,413	(34,624)	(2)	(23)	(2,236)
Cash Flows from Discontinued Operations:
Net cash provided by discontinued operations	264	36	7,238	—	7,538
Net change in Cash and Cash Equivalents	19,285	80	643	—	20,008
Effect of foreign currency translation	—	—	(125)	—	(125)
Cash and Cash Equivalents at the Beginning of Period	5,933	503	1,852	—	8,288
Cash and Cash Equivalents at the End of Period	$25,218	$583	$2,370	$—	$28,171

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

OVERVIEW

We generate revenues and cash flow primarily through the design, production, sale and distribution of branded consumer apparel for men, women and children and the licensing of company owned trademarks. Our principal markets and customers are located in the United States and, to a lesser extent, the United Kingdom. We source substantially all of our products through third party manufacturers located outside of the United States and United Kingdom. We distribute our products through our direct to consumer channels, including our retail stores, e-commerce websites and restaurants, and through our wholesale distribution channels, which include department stores, specialty stores, national chains, specialty catalogs, mass merchants and Internet retailers.

We believe the weak global economic conditions, which began in fiscal 2008, continue to impact our business and the apparel industry as a whole, although not as severely as in fiscal 2010. Although declines in consumer spending have moderated, unemployment levels remain high, consumer retail traffic generally remains depressed and the retail environment remains highly promotional.  While we continue to focus on minimizing inventory markdown risk and promotional pressure, we have been more aggressive in our inventory purchases for fiscal 2011 than we were in the prior year. We continue to monitor the economic and market conditions closely and will moderate our inventory purchases if conditions deteriorate. We believe that the remainder of fiscal 2011 will be impacted by pricing pressures on raw materials, fuel, transportation and other costs necessary for the production and sourcing of apparel products, particularly in our Lanier Clothes and Ben Sherman businesses.

We continue to believe it is important to focus on maintaining a strong balance sheet and ample liquidity. We believe that the measures we have taken in recent years have significantly enhanced our balance sheet and liquidity, while allowing us to acquire the Lilly Pulitzer brand and operations, reduce our debt levels and continue to operate our businesses appropriately. We believe our strong balance sheet and liquidity will allow us to aggressively develop our lifestyle brands and maintain the financial flexibility to opportunistically enhance our capital structure and pursue desirable acquisitions, if any meet our investment criteria.

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

The following table sets forth our consolidated operating results (in thousands, except per share amounts) for the first half of fiscal 2011 compared to the first half of fiscal 2010:

	First Half Fiscal 2011	First Half Fiscal 2010
Net sales	$ 388,954	$ 306,606
Operating income	$ 48,424	$ 26,150
Earnings from continuing operations	$ 20,580	$ 13,203
Earnings from continuing operations per diluted common share	$ 1.25	$ 0.80
Earnings from discontinued operations, net of taxes	$ 124	$ 6,513
Earnings from discontinued operations per diluted common share	$ 0.01	$ 0.39
Net earnings	$ 20,704	$ 19,716
Net earnings per diluted common share	$ 1.25	$ 1.19

The primary reasons for the improvement in earnings from continuing operations were:

•                  An increase in net sales driven by the $54.7 million of net sales related to Lilly Pulitzer, which we acquired on December 21, 2010 and was not included in our results of operations for the first half of fiscal 2010, and an increase in the direct to consumer channel of distribution at Tommy Bahama.

•                  Improved gross margins, which benefitted from (1) the inclusion of the Lilly Pulitzer operations, (2) the improvement in Tommy Bahama gross margins resulting from higher direct to consumer sales and (3) a more favorable impact of LIFO accounting with $0.2 million of credits in the first half of fiscal 2011 compared to $1.6 million of charges in the first half of fiscal 2010. These improvements were partially offset by the negative impact of approximately $1.0 million of charges to cost of goods sold in Lilly Pulitzer resulting from the write-up of acquired inventory to fair value pursuant to the purchase method of accounting in connection with the sale of acquired inventory during the first half of fiscal 2011. We do not anticipate that there will be any such charges to cost of goods sold in future periods.

•                  Increased royalty income in Tommy Bahama and Ben Sherman resulting from increased sales during the first half of fiscal 2011 by existing licensees as well as the inclusion of royalty income associated with the Lilly Pulitzer business in the first half of fiscal 2011.

•                  Lower interest expense in the first half of fiscal 2011 resulting from our reduction of our debt as a result of our repurchase of $40.0 million in aggregate principal amount of our 11 3/8% Senior Secured Notes in May 2011, as described in more detail below in “Repurchase of 11 3/8% Senior Secured Notes.”

These items were partially offset by:

•                  The $8.2 million loss on repurchase of certain of our 11 3/8% Senior Secured Notes during the first half of fiscal 2011 resulting from our repurchase of $40.0 million in aggregate principal amount of our 11 3/8% Senior Secured Notes.

•                  The increase in SG&A which was primarily due to (1) the inclusion of $19.9 million of SG&A associated with the Lilly Pulitzer operations during the first half of fiscal 2011, (2) the increased retail store operating costs as a result of the opening of additional Tommy Bahama retail stores subsequent to the first day of fiscal 2010, (3) higher incentive compensation costs and (4) the impact of the change in foreign currency exchange rates between the two periods.

•                  A $1.2 million charge during the first half of fiscal 2011 related to the change in fair value of contingent consideration associated with the acquisition of the Lilly Pulitzer brand and operations.

Earnings from discontinued operations reflect substantially all of the operations related to our former Oxford Apparel operating group, which we sold in the fourth quarter of fiscal 2010. The operating results of the discontinued operations reflect substantially all of the normal operating activities of our former Oxford Apparel operating group in the first half of fiscal 2010, but only reflect certain wind-down and transition activities and a change in our estimate of the gain on sale in the first half of fiscal 2011. We do not anticipate significant earnings or losses from our discontinued operations after the first half of fiscal 2011.

REPURCHASE OF 11 3/8% SENIOR SECURED NOTES

In May 2011, we repurchased, in a privately negotiated transaction, $40.0 million in aggregate principal amount of our 11 3/8% Senior Secured Notes for $46.6 million, plus accrued interest, using cash on hand. The repurchase of the 11 3/8% Senior Secured Notes and related write-off of approximately $1.6 million of unamortized deferred financing costs and discount resulted in a loss of approximately $8.2 million, which was reflected in our consolidated financial statements for the second quarter of fiscal 2011. After completion of the transaction, $110.0 million aggregate principal amount of our 11 3/8% Senior Secured Notes remained outstanding.

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

Ben Sherman is a London-based designer, marketer and distributor of men’s branded sportswear and related products. Ben Sherman® was established in 1963 as an edgy, “Mod”-inspired shirt brand and throughout its history has been inspired by what is new and current in British art, music, culture and style. The brand has evolved into a British modernist lifestyle brand of apparel targeted at style conscious men ages 25 to 40 in multiple markets throughout the world. Ben Sherman products can be found in certain department stores, a variety of independent specialty stores and our owned and licensed Ben Sherman retail stores, as well as on Ben Sherman e-commerce websites. We also license the Ben Sherman name for various product categories.

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

RESULTS OF OPERATIONS

SECOND QUARTER OF FISCAL 2011 COMPARED TO SECOND QUARTER OF FISCAL 2010

The following table sets forth the specified line items in our unaudited condensed consolidated statements of operations both in dollars (in thousands) and as a percentage of net sales. The table also sets forth the dollar change and the percentage change of the data as compared to the same period of the prior year. We have calculated all percentages based on actual data, but percentage columns may not add due to rounding. For purposes of the tables below, “NM” means not meaningful. Individual line items of our consolidated statements of operations may not be directly comparable to those of our competitors, as classification of certain expenses may vary by company. In accordance with U.S. GAAP, net sales, cost of goods sold, gross profit, SG&A, amortization of intangible assets, change in fair value of contingent consideration, royalties and other operating income, operating income, interest expense, net, earnings from continuing operations before income taxes, income taxes and earnings from continuing operations reflect continuing operations only, and all discontinued operations are reflected in earnings from discontinued operations, net of taxes.

	Second Quarter
	Fiscal 2011		Fiscal 2010		$ Change	% Change
Net sales	$ 180,646	100.0%	$ 142,981	100.0%	$ 37,665	26.3%
Cost of goods sold	77,709	43.0%	63,963	44.7%	13,746	21.5%
Gross profit	102,937	57.0%	79,018	55.3%	23,919	30.3%
SG&A	88,348	48.9%	71,324	49.9%	17,024	23.9%
Amortization of intangible assets	300	0.2%	238	0.2%	62	26.1%
Change in fair value of contingent consideration	600	0.3%	—	—	600	NM
Royalties and other operating income	4,022	2.2%	3,723	2.6%	299	8.0%
Operating income	17,711	9.8%	11,179	7.8%	6,532	58.4%
Interest expense, net	4,268	2.4%	5,053	3.5%	(785)	(15.5)%
Loss on repurchase of 11 3/8% Senior Secured Notes	8,248	4.6%	—	—	8,248	NM
Earnings from continuing operations before income taxes	5,195	2.9%	6,126	4.3%	(931)	(15.2)%
Income taxes	1,675	0.9%	1,447	1.0%	228	15.8%
Earnings from continuing operations	3,520	1.9%	4,679	3.3%	(1,159)	(24.8)%
(Loss) earnings from discontinued operations, net of taxes	(916)	NM	2,540	NM	(3,456)	NM
Net earnings	$ 2,604	NM	$ 7,219	NM	$ (4,615)	NM

The discussion and tables below compare certain line items included in our statements of operations for the second quarter of fiscal 2011 to the second quarter of fiscal 2010. Each dollar and percentage change provided reflects the change between these periods unless indicated otherwise. Each dollar and share amount included in the tables is in thousands except for per share amounts.

Net Sales

	Second Quarter
	Fiscal 2011	Fiscal 2010	$ Change	% Change
Tommy Bahama	$ 109,143	$ 99,349	$ 9,794	9.9%
Lilly Pulitzer	24,823	—	24,823	NM
Ben Sherman	20,893	18,346	2,547	13.9%
Lanier Clothes	22,942	22,736	206	0.9%
Corporate and Other	2,845	2,550	295	11.6%
Total net sales	$ 180,646	$ 142,981	$ 37,665	26.3%

Consolidated net sales increased $37.7 million, or 26.3%, in the second quarter of fiscal 2011 compared to the second quarter of fiscal 2010 primarily due to the net sales related to the Lilly Pulitzer business and the increase in net sales at Tommy Bahama, each as discussed below.

Tommy Bahama:

The increase in net sales for Tommy Bahama was primarily driven by improved retail sales resulting from increased comparable retail store sales and sales at retail stores opened subsequent to the first day of the second quarter of fiscal 2010 as well as higher e-commerce sales. Wholesale and restaurant sales also increased during the second quarter of fiscal 2011. Tommy Bahama unit sales increased 3.7% and the apparel average selling price per unit increased by 6.3%, primarily as a result of the higher sales volume in the direct to consumer channel of distribution and higher product sales prices. As of July 30, 2011, Tommy Bahama operated 90 retail stores compared to 86 retail stores as of July 31, 2010.

Lilly Pulitzer:

We acquired the Lilly Pulitzer brand and operations on December 21, 2010. Therefore, our consolidated operating results for the second quarter of fiscal 2010 did not include any operating activities for Lilly Pulitzer. Net sales for Lilly Pulitzer for the second quarter of fiscal 2011 were $24.8 million. By way of comparison, the Lilly Pulitzer brand and operations generated $18.2 million of net sales during the second quarter of fiscal 2010. The $24.8 million of net sales in the second quarter of fiscal 2011 reflects increases in each of the wholesale, retail and e-commerce channels of distribution.

Ben Sherman:

The increase in net sales for Ben Sherman was primarily due to the impact of a change in the average exchange rate of the British pound sterling versus the United States dollar and improved sales levels in continental Europe. The average exchange rate of the British pound sterling versus the United States dollar increased by 8.4% during the second quarter of fiscal 2011 compared to the average exchange rate for the second quarter of fiscal 2010. These improvements offset the reduced sales to certain moderate department stores as we continue to implement our strategy to improve the wholesale distribution of the brand. Ben Sherman’s net sales reflected an increase in the average selling price per unit of 17.2%, which was impacted by the change in the foreign currency exchange rates and higher sales prices at our retail stores, and a decrease in unit sales of 2.8% primarily resulting from the reduced sales to certain moderate department stores.

Lanier Clothes:

Net sales for Lanier Clothes were slightly higher than the second quarter of fiscal 2010. An increase in the average selling price per unit of 2.2% was mostly offset by a decline in unit sales of 2.1%, both of which primarily reflected a change in sales mix.

Corporate and Other:

Corporate and Other net sales primarily consisted of the net sales of our Oxford Golf business and our Lyons, Georgia distribution center. The increase in the net sales for Corporate and Other was primarily driven by the higher net sales in our Oxford Golf business during the second quarter of fiscal 2011.

Gross Profit

	Second Quarter
	Fiscal 2011	Fiscal 2010	$ Change	% Change
Gross profit	$ 102,937	$ 79,018	$ 23,919	30.3%
Gross margin (gross profit as a % of net sales)	57.0%	55.3%
LIFO charges included in gross profit	$ 388	$ 976

The increase in gross profit was primarily due to higher net sales, as discussed above, and increased gross margins. The increase in gross margins was primarily due to changes in the sales mix for the second quarter of fiscal 2011 compared to the second quarter of fiscal 2010. The changes in sales mix included (1) the inclusion of Lilly Pulitzer operating results and (2) direct to consumer sales, which generally have higher gross margins than wholesale sales, making up a larger proportion of Tommy Bahama sales. Additionally, LIFO accounting had a lesser impact on the second quarter of fiscal 2011 with the second quarter of fiscal 2011 including $0.4 million of charges compared to $1.0 million of charges in the second quarter of fiscal 2010. These positive items were partially offset by lower gross margins in Ben Sherman resulting from product sourcing price increases. Our gross profit may not be directly comparable to those of our competitors, as statement of operations classification of certain expenses may vary by company.

SG&A

	Second Quarter
	Fiscal 2011	Fiscal 2010	$ Change	% Change
SG&A	$ 88,348	$ 71,324	$ 17,024	23.9%
SG&A (as % of net sales)	48.9%	49.9%

The increase in SG&A was primarily due to the second quarter of fiscal 2011 including (1) $9.9 million of SG&A associated with Lilly Pulitzer, (2) the incremental SG&A associated with the costs of operating Tommy Bahama retail stores which opened subsequent to the first day of the second quarter of fiscal 2010, (3) higher incentive compensation costs and (4) the impact of the change in foreign currency exchange rates between the two periods. The decrease in SG&A as a percentage of net sales reflects the SG&A leveraging associated with the increase in our direct to consumer sales, which do not require a proportionate increase in SG&A as certain SG&A costs do not fluctuate with sales levels.

Amortization of Intangible Assets

	Second Quarter
	Fiscal 2011	Fiscal 2010	$ Change	% Change
Amortization of intangible assets	$ 300	$ 238	$ 62	26.1%

Amortization of intangible assets reflects the amortization of acquired intangible assets for Tommy Bahama, Lilly Pulitzer and Ben Sherman. We anticipate that amortization of intangible assets for the full year fiscal 2011 will be approximately $1.2 million.

Change in fair value of contingent consideration

Second Quarter
	Fiscal 2011	Fiscal 2010	$ Change	% Change
Change in fair value of contingent consideration	$ 600	$ —	$ 600	NM

The increase in the change in fair value of contingent consideration is due to the contingent consideration associated with our acquisition of the Lilly Pulitzer brand and operations, as discussed in our Annual Report on Form 10-K for fiscal 2010. Prior to the acquisition of the Lilly Pulitzer brand and operations, we did not have any contingent consideration arrangements requiring adjustment to fair value. As discussed in our Annual Report on Form 10-K for fiscal 2010, U.S. GAAP requires that we estimate the fair value of the contingent consideration periodically, with any change in the fair value being included in the statement of operations during that period.   We anticipate that the change in fair value of contingent consideration due only to the passage of time will be approximately $2.4 million for the full year of fiscal 2011; however, this estimated full year charge may change if we alter any assumptions related to estimated fair value of the contingent consideration computed. The change in assumptions, if any, could result in a material change to our consolidated financial statements.

Royalties and other operating income

	Second Quarter
	Fiscal 2011	Fiscal 2010	$ Change	% Change
Royalties and other operating income	$ 4,022	$ 3,723	$ 299	8.0%

The increase in royalties and other operating income was primarily due to royalty income associated with the recently acquired Lilly Pulitzer business.

Operating income (loss)

	Second Quarter
	Fiscal 2011	Fiscal 2010	$ Change	% Change
Tommy Bahama	$ 16,987	$ 14,172	$ 2,815	19.9%
Lilly Pulitzer	5,612	—	5,612	NM
Ben Sherman	(1,756)	(598)	(1,158)	NM
Lanier Clothes	2,263	2,809	(546)	(19.4)%
Corporate and Other	(5,395)	(5,204)	(191)	(3.7)%
Total operating income	$ 17,711	$ 11,179	$ 6,532	58.4%
LIFO charges included in operating income	$ 388	$ 976
Change in fair value of contingent consideration included in operating income	$ 600	$ —

Operating income, on a consolidated basis, increased to $17.7 million in the second quarter of fiscal 2011 from $11.2 million in the second quarter of fiscal 2010. The $6.5 million increase in operating income was primarily due to (1) the inclusion of the $5.6 million of operating income for Lilly Pulitzer, (2) higher net sales and improved operating results in Tommy Bahama and (3) a more favorable impact of LIFO accounting with charges of $0.4 million in the second quarter of fiscal 2011 compared to $1.0 million in the second quarter of fiscal 2010. These positive items were partially offset by the lower operating results for Ben Sherman and Lanier Clothes. Changes in operating income by operating group are discussed below.

Tommy Bahama:

	Second Quarter
	Fiscal 2011	Fiscal 2010	$ Change	% Change
Net sales	$ 109,143	$ 99,349	$ 9,794	9.9%
Operating income	$ 16,987	$ 14,172	$ 2,815	19.9%
Operating income as % of net sales	15.6%	14.3%

The increase in operating income for Tommy Bahama was primarily due to the increased net sales and improved gross margins due to a greater proportion of direct to consumer sales as a percentage of total Tommy Bahama sales, which were partially offset by increased SG&A associated with the cost of operating additional retail stores during the second quarter of fiscal 2011 and higher compensation costs.

Lilly Pulitzer:

Second Quarter
	Fiscal 2011	Fiscal 2010
Net sales	$ 24,823	$ —
Operating income	$ 5,612	$ —
Operating income as % of net sales	22.6%	—
Change in fair value of contingent consideration included in operating income	$ 600	$ —

We acquired the Lilly Pulitzer brand and operations on December 21, 2010. Therefore, there was no operating income for Lilly Pulitzer included in our consolidated operating results in the second quarter of fiscal 2010. The operating results for the second quarter reflect an increase in operating income from the prior year comparable period, which were not included in our consolidated operating results, and continue to indicate the strength and potential opportunity of the Lilly Pulitzer brand. The second quarter of fiscal 2011 operating results were negatively impacted by the $0.6 million charge related to the change in the fair value of contingent consideration, as discussed above and in our Annual Report on Form 10-K for fiscal 2010.

Ben Sherman:

	Second Quarter
	Fiscal 2011	Fiscal 2010	$ Change	% Change
Net sales	$ 20,893	$ 18,346	$ 2,547	13.9%
Operating loss	$ (1,756)	$ (598)	$ (1,158)	NM
Operating loss as % of net sales	(8.4)%	(3.3)%

The Ben Sherman operating results declined, despite an increase in net sales, primarily as a result of gross margin erosion. The gross margin erosion primarily reflects higher product sourcing costs, which were not passed on to Ben Sherman customers, and higher SG&A costs.

Lanier Clothes:

	Second Quarter
	Fiscal 2011	Fiscal 2010	$ Change	% Change
Net sales	$ 22,942	$ 22,736	$ 206	0.9%
Operating income	$ 2,263	$ 2,809	$ (546)	(19.4)%
Operating income as % of net sales	9.9%	12.4%

The decrease in operating income, despite slightly higher net sales, for Lanier Clothes was the result of increased SG&A during the second quarter of fiscal 2011.

Corporate and Other:

	Second Quarter
	Fiscal 2011	Fiscal 2010	$ Change	% Change
Net sales	$ 2,845	$ 2,550	$ 295	11.6%
Operating loss	$ (5,395)	$ (5,204)	$ (191)	(3.7)%
LIFO charges included in operating loss	$ 388	$ 976

The Corporate and Other operating results decreased by $0.2 million from a loss of $5.2 million in the second quarter of fiscal 2010 to a loss of $5.4 million in the second quarter of fiscal 2011. The second quarter of fiscal 2011 included LIFO accounting charges of $0.4 million compared to $1.0 million in the second quarter of fiscal 2010. Aside from the impact of LIFO accounting charges, the reduced operating results were primarily a result of higher incentive compensation costs which were partially offset by income from transition services fees related to our former Oxford Apparel operating group. The increase in Corporate and Other incentive compensation is primarily due to the first half of the year representing a greater proportion of our total anticipated earnings for the fiscal year in fiscal 2011 as compared to fiscal 2010 primarily due to our acquisition of Lilly Pulitzer and divestiture of our former Oxford Apparel operating group.

Interest expense, net

	Second Quarter
	Fiscal 2011	Fiscal 2010	$ Change	% Change
Interest expense, net	$ 4,268	$ 5,053	$ (785)	(15.5)%

Interest expense for the second quarter of fiscal 2011 decreased from interest expense in the second quarter of fiscal 2010 primarily due to the reduction in our debt levels as a result of our repurchase of $40.0 million in aggregate principal amount of our 11 3/8% Senior Secured Notes in May 2011. Interest expense for both periods primarily reflects interest incurred in relation to our outstanding 11 3/8% Senior Secured Notes as well as amortization of deferred financing costs associated with our outstanding 11 3/8% Senior Secured Notes and our U.S. Revolving Credit Agreement. As we repurchased $40.0 million in aggregate principal amount of our 11 3/8% Senior Secured Notes during the second quarter of fiscal 2011, interest expense for the second quarter of fiscal 2011 is not indicative of interest expense in future quarters.

Loss on repurchase of 11 3/8% Senior Secured Notes

Second Quarter
	Fiscal 2011	Fiscal 2010	$ Change	% Change
Loss on repurchase of 11 3/8% Senior Secured Notes	$ 8,248	$ —	$ 8,248	NM

In May 2011, we repurchased, in a privately negotiated transaction, $40.0 million in aggregate principal amount of our 11 3/8% Senior Secured Notes for $46.6 million, plus accrued interest, using cash on hand. The repurchase of the 11 3/8% Senior Secured Notes and related write-off of approximately $1.6 million of unamortized deferred financing costs and discount resulted in a loss of approximately $8.2 million.

Income taxes

	Second Quarter
	Fiscal 2011	Fiscal 2010	$ Change	% Change
Income taxes	$ 1,675	$ 1,447	$ 228	15.8%
Effective tax rate	32.2%	23.6%

Income tax expense for the second quarter of fiscal 2011 increased compared to the second quarter of fiscal 2010, despite higher earnings in the second quarter of fiscal 2010, primarily due to changes in the effective tax rate between the two periods. Income taxes for both periods were impacted by certain discrete items and permanent differences, which resulted in a favorable impact on the effective tax rate. However, the impact on the effective tax rate was much more significant in the second quarter of fiscal 2010 due to the lower earnings levels for the full year in fiscal 2010. Although the effective tax rate for the second quarter of fiscal 2011 is a better indicator of anticipated effective tax rates for future periods than the second quarter of fiscal 2010, the effective tax rate in the future may be higher if our earnings levels increase as the incremental earnings will likely be taxed at rates more closely aligned with statutory tax rates.

Net earnings

Second Quarter
	Fiscal 2011	Fiscal 2010
Earnings from continuing operations	$ 3,520	$ 4,679
Earnings from continuing operations per diluted common share	$ 0.21	$ 0.28
(Loss) earnings from discontinued operations, net of taxes	$ (916)	$ 2,540
(Loss) earnings from discontinued operations per diluted common share	$ (0.06)	$ 0.15
Net earnings	$ 2,604	$ 7,219
Net earnings per diluted common share	$ 0.16	$ 0.44
Weighted average common shares outstanding-diluted	16,531	16,552

The decrease in earnings from continuing operations was primarily due to the $8.2 million loss on repurchase of certain of our 11 3/8% Senior Secured Notes, partially offset by the inclusion of the Lilly Pulitzer operating results and higher operating income in our Tommy Bahama operating group, each as discussed above.

Earnings from discontinued operations reflect substantially all of the operations related to our former Oxford Apparel operating group, which we sold in the fourth quarter of fiscal 2010. The operating results of the discontinued operations reflect substantially all of the normal operating activities of our former Oxford Apparel operating group in the second quarter of fiscal 2010, but only reflect certain wind-down and transition activities in the second quarter of fiscal 2011. We do not anticipate significant operating income (loss) or cash flows associated with discontinued operations in future periods.

FIRST HALF OF FISCAL 2011 COMPARED TO FIRST HALF OF FISCAL 2010

The following table sets forth the specified line items in our unaudited condensed consolidated statements of operations both in dollars (in thousands) and as a percentage of net sales. The table also sets forth the dollar change and the percentage change of the data as compared to the same period of the prior year. We have calculated all percentages based on actual data, but percentage columns may not add due to rounding. For purposes of the tables below, “NM” means not meaningful. Individual line items of our consolidated statements of operations may not be directly comparable to those of our competitors, as classification of certain expenses may vary by company. In accordance with U.S. GAAP, net sales, cost of goods sold, gross profit, SG&A, amortization of intangible assets, change in fair value of contingent consideration, royalties and other operating income, operating income, interest expense, net, earnings from continuing operations before income taxes, income taxes and earnings from continuing operations reflect continuing operations only, and all discontinued operations are reflected in earnings from discontinued operations, net of taxes.

	First Half
	Fiscal 2011		Fiscal 2010		$ Change	% Change
Net sales	$ 388,954	100.0%	$ 306,606	100.0%	$ 82,348	26.9%
Cost of goods sold	168,357	43.3%	137,881	45.0%	30,476	22.1%
Gross profit	220,597	56.7%	168,725	55.0%	51,872	30.7%
SG&A	179,188	46.1%	149,333	48.7%	29,855	20.0%
Amortization of intangible assets	598	0.2%	478	0.2%	120	25.1%
Change in fair value of contingent consideration	1,200	0.3%	—	—	1,200	NM
Royalties and other operating income	8,813	2.3%	7,236	2.4%	1,577	21.8%
Operating income	48,424	12.4%	26,150	8.5%	22,274	85.2%
Interest expense, net	9,072	2.3%	10,020	3.3%	(948)	(9.5)%
Loss on repurchase of 11 3/8% Senior Secured Notes	8,248	2.1%	—	—	8,248	NM
Earnings from continuing operations before income taxes	31,104	8.0%	16,130	5.3%	14,974	92.8%
Income taxes	10,524	2.7%	2,927	1.0%	7,597	259.5%
Earnings from continuing operations	20,580	5.3%	13,203	4.3%	7,377	55.9%
Earnings from discontinued operations, net of taxes	124	NM	6,513	NM	(6,389)	NM
Net earnings	$ 20,704	NM	$ 19,716	NM	$ 988	NM

The discussion and tables below compare certain line items included in our statements of operations for the first half of fiscal 2011 to the first half of fiscal 2010. Each dollar and percentage change provided reflects the change between these periods unless indicated otherwise. Each dollar and share amount included in the tables is in thousands except for per share amounts.

Net Sales

	First Half
	Fiscal 2011	Fiscal 2010	$ Change	% Change
Tommy Bahama	$ 232,046	$ 208,454	$ 23,592	11.3%
Lilly Pulitzer	54,696	—	54,696	NM
Ben Sherman	40,314	40,500	(186)	(0.5)%
Lanier Clothes	55,915	53,164	2,751	5.2%
Corporate and Other	5,983	4,488	1,495	33.3%
Total net sales	$ 388,954	$ 306,606	$ 82,348	26.9%

Consolidated net sales increased $82.3 million, or 26.9%, in the first half of fiscal 2011 compared to the first half of fiscal 2010 primarily due to the net sales related to the Lilly Pulitzer business and the increase in net sales at Tommy Bahama, each as discussed below.

Tommy Bahama:

The increase in net sales for Tommy Bahama was primarily driven by increased retail sales resulting from improved comparable retail store sales and sales at retail stores opened subsequent to the first day of fiscal 2010 as well as higher e-commerce sales. Wholesale and restaurant sales also increased during the first half of fiscal 2011. Tommy Bahama unit sales increased 4.8% and the apparel average selling price per unit increased by 6.6%, primarily as a result of the higher sales volume in the direct to consumer channel of distribution and higher product sales prices generally. As of July 30, 2011, Tommy Bahama operated 90 retail stores compared to 86 retail stores as of July 31, 2010.

Lilly Pulitzer:

We acquired the Lilly Pulitzer brand and operations on December 21, 2010. Therefore, our consolidated operating results for the first half of fiscal 2010 did not include any operating activities for Lilly Pulitzer. Net sales for Lilly Pulitzer for the first half of fiscal 2011 were $54.7 million. By way of comparison, the Lilly Pulitzer brand and operations generated $42.3 million of net sales during the first half of fiscal 2010. The $54.7 million of net sales in the first half of fiscal 2011 reflects increases in each of the wholesale, retail and e-commerce channels of distribution.

Ben Sherman:

While the net sales for Ben Sherman decreased by 0.5%, a number of factors impacted the net sales for the two periods. The decline in net sales was primarily due to (1) lower sales to certain moderate department stores as we continue to implement our strategy to improve the wholesale distribution of the brand in the United Kingdom and (2) the inclusion of $2.0 million of net sales in the first half of fiscal 2010 associated with the previously exited women’s and footwear businesses with no such sales in the first half of fiscal 2011. These decreases were partially offset by (1) the impact of a 6.8% increase in the average exchange rate of the British pound sterling versus the United States dollar during the first half of fiscal 2011 compared to the average exchange rate for the first half of fiscal 2010 and (2) improved sales levels in continental Europe. Ben Sherman’s net sales reflect a decrease in unit sales of 19.9%, due to the lower sales at certain moderate department stores and sales of women’s and footwear businesses in the first half of fiscal 2010, and an increase in the average selling price per unit of 24.2%, primarily due to the impact of the change in the foreign currency exchange rates, higher sales prices at our retail stores and fiscal 2010 including sales associated with the previously exited women’s and footwear businesses, much of which was sold at close out prices.

Lanier Clothes:

The increase in net sales for Lanier Clothes was primarily due to increased net sales in branded tailored clothing products. The increase in unit sales of 2.5% was driven by the increased sales in the branded businesses partially offset by lower sales in the private label businesses. The average selling price per unit increased 2.3% as a result of the change in sales mix as our branded tailored clothing products typically have a higher average selling price than our private label products.

Corporate and Other:

Corporate and Other net sales primarily consisted of the net sales of our Oxford Golf business and our Lyons, Georgia distribution center. The increase in the net sales for Corporate and Other was primarily driven by the higher net sales in our Oxford Golf business during the first half of fiscal 2011.

Gross Profit

	First Half
	Fiscal 2011	Fiscal 2010	$ Change	% Change
Gross profit	$ 220,597	$ 168,725	$ 51,872	30.7%
Gross margin (gross profit as a % of net sales)	56.7%	55.0%
LIFO (credits) charges included in gross profit	$ (214)	$ 1,627
Write-up of acquired inventory included in gross profit	$ 996	$ —

The increase in gross profit was primarily due to higher net sales, as discussed above, and increased gross margins. The increase in gross margins was primarily due to changes in the sales mix for the first half of fiscal 2011 compared to the first half of fiscal 2010. The changes in sales mix included (1) the inclusion of Lilly Pulitzer operating results, (2) direct to consumer sales, which generally have higher gross margins than wholesale sales, making up a larger proportion of Tommy Bahama sales, and (3) the impact of LIFO accounting, which included $0.2 million of credits in the first half of fiscal 2011 compared to $1.6 million of charges in the first half of fiscal 2010. These positive items were partially offset by the negative impact on our gross profit of the product sourcing pricing pressures in Ben Sherman and approximately $1.0 million of first quarter fiscal 2011 charges to cost of goods sold in Lilly Pulitzer resulting from the write-up of acquired inventory to fair value pursuant to the purchase method of accounting in connection with the sale of acquired inventory. We do not anticipate that there will be any such charges to cost of goods sold in future periods.  Our gross profit may not be directly comparable to those of our competitors, as statement of operations classification of certain expenses may vary by company.

SG&A

	First Half
	Fiscal 2011	Fiscal 2010	$ Change	% Change
SG&A	$ 179,188	$ 149,333	$ 29,855	20.0%
SG&A (as % of net sales)	46.1%	48.7%

The increase in SG&A was primarily due to the first half of fiscal 2011 including (1) $19.9 million of SG&A associated with Lilly Pulitzer, (2) the incremental SG&A associated with the costs of operating Tommy Bahama retail stores which opened subsequent to the first day of fiscal 2010, (3) higher incentive compensation costs and (4) the impact of the change in foreign currency exchange rates between the two periods. The decrease in SG&A as a percentage of net sales reflects the SG&A leveraging associated with the increase in our direct to consumer sales, which do not require a proportionate increase in SG&A as certain SG&A costs do not fluctuate with sales levels.

Amortization of Intangible Assets

	First Half
	Fiscal 2011	Fiscal 2010	$ Change	% Change
Amortization of intangible assets	$ 598	$ 478	$ 120	25.1%

Amortization of intangible assets reflects the amortization of acquired intangible assets for Tommy Bahama, Lilly Pulitzer and Ben Sherman. We anticipate that amortization of intangible assets for the full year fiscal 2011 will be approximately $1.2 million.

Change in fair value of contingent consideration

First Half
	Fiscal 2011	Fiscal 2010	$ Change	% Change
Change in fair value of contingent consideration	$ 1,200	$ —	$ 1,200	NM

The increase in the change in fair value of contingent consideration is due to the contingent consideration associated with our acquisition of the Lilly Pulitzer brand and operations, as discussed in our Annual Report on Form 10-K for fiscal 2010. Prior to the acquisition of the Lilly Pulitzer brand and operations, we did not have any contingent consideration arrangements requiring adjustment to fair value. As discussed in our Annual Report on Form 10-K for fiscal 2010, U.S. GAAP requires that we estimate the fair value of the contingent consideration periodically, with any change in the fair value being included in the statement of operations during that period.   We anticipate that the change in fair value of contingent consideration due only to the passage of time will be approximately $2.4 million for the full year of fiscal 2011; however, this estimated full year charge may change if we alter any assumptions related to estimated fair value of the contingent consideration computed. The change in assumptions, if any, could result in a material change to our consolidated financial statements.

Royalties and other operating income

	First Half
	Fiscal 2011	Fiscal 2010	$ Change	% Change
Royalties and other operating income	$ 8,813	$ 7,236	$ 1,577	21.8%

The increase in royalties and other operating income was primarily due to increased royalty income in Tommy Bahama and Ben Sherman as well as royalty income associated with the recently acquired Lilly Pulitzer business.

Operating income (loss)

	First Half
	Fiscal 2011	Fiscal 2010	$ Change	% Change
Tommy Bahama	$ 40,757	$ 32,033	$ 8,724	27.2%
Lilly Pulitzer	12,627	—	12,627	NM
Ben Sherman	(2,582)	(76)	(2,506)	NM
Lanier Clothes	6,988	7,168	(180)	(2.5)%
Corporate and Other	(9,366)	(12,975)	3,609	27.8%
Total operating income	$ 48,424	$ 26,150	$ 22,274	85.2%
LIFO (credits) charges included in operating income	$ (214)	$ 1,627
Write-up of acquired inventory included in operating income	$ 996	$ —
Change in fair value of contingent consideration included in operating income	$ 1,200	$ —

Operating income, on a consolidated basis, increased to $48.4 million in the first half of fiscal 2011 from $26.2 million in the first half of fiscal 2010. The $22.3 million increase in operating income was primarily due to (1) the inclusion of the $12.6 million of operating income for Lilly Pulitzer, (2) higher net sales and improved operating results in Tommy Bahama, (3) a more favorable impact of LIFO accounting with $0.2 million of credits in the first half of fiscal 2011 compared to $1.6 million of charges in the first half of fiscal 2010 and (4) lower operating expenses in Corporate and Other. These positive items were partially offset by lower operating results in the Ben Sherman operating group. The first half of fiscal 2011 included the negative impact of a $1.0 million charge to cost of goods sold associated with purchase accounting and the $1.2 million charge related to the change in fair value of contingent consideration. Changes in operating income by operating group are discussed below.

Tommy Bahama:

	First Half
	Fiscal 2011	Fiscal 2010	$ Change	% Change
Net sales	$ 232,046	$ 208,454	$ 23,592	11.3%
Operating income	$ 40,757	$ 32,033	$ 8,724	27.2%
Operating income as % of net sales	17.6%	15.4%

The increase in operating income for Tommy Bahama was primarily due to the increased net sales and improved gross margins due to a greater proportion of direct to consumer sales as a percentage of total Tommy Bahama sales, which were partially offset by increased SG&A associated with the cost of operating additional retail stores during the first half of fiscal 2011 and higher compensation costs.

Lilly Pulitzer:

First Half
	Fiscal 2011	Fiscal 2010
Net sales	$ 54,696	$ —
Operating income	$ 12,627	$ —
Operating income as % of net sales	23.1%	—
Write-up of acquired inventory included in operating income	$ 996	$ —
Change in fair value of contingent consideration included in operating income	$ 1,200	$ —

We acquired the Lilly Pulitzer brand and operations on December 21, 2010. Therefore, there was no operating income for Lilly Pulitzer included in our consolidated operating results in the first half of fiscal 2010. The operating results for the first half of fiscal 2011, which we expect will provide substantially all of Lilly Pulitzer’s operating income for fiscal 2011, were very strong. The operating results for the first half reflect an increase in operating income from the prior year comparable period, which were not included in our consolidated operating results, and continue to indicate the strength and potential opportunity of the Lilly Pulitzer brand. The first half of fiscal 2011 operating results were negatively impacted by approximately $1.0 million of charges to cost of goods sold resulting from the write-up of acquired inventory to fair value pursuant to the purchase method of accounting in connection with the sale of acquired inventory. U.S. GAAP requires that all assets acquired as part of an acquisition, including inventory, be recorded at fair value, rather than its original cost. This write-up was recognized as an increase to cost of goods sold as the inventory is sold in the ordinary course of business. We do not anticipate that there will be any such charges to cost of goods sold in future periods. Additionally, the Lilly Pulitzer operating results for the first half of fiscal 2011 included a $1.2 million charge related to the change in the fair value of contingent consideration, as discussed above and in our Annual Report on Form 10-K for fiscal 2010.

Ben Sherman:

	First Half
	Fiscal 2011	Fiscal 2010	$ Change	% Change
Net sales	$ 40,314	$ 40,500	$ (186)	(0.5)%
Operating loss	$ (2,582)	$ (76)	$ (2,506)	NM
Operating loss as % of net sales	(6.4)%	(0.2)%

The decrease in operating income for Ben Sherman was primarily the result of gross profit margin erosion. The gross margin erosion primarily reflects higher product sourcing costs, which were not passed on to Ben Sherman customers, and higher SG&A.

Lanier Clothes:

	First Half
	Fiscal 2011	Fiscal 2010	$ Change	% Change
Net sales	$ 55,915	$ 53,164	$ 2,751	5.2%
Operating income	$ 6,988	$ 7,168	$ (180)	(2.5)%
Operating income as % of net sales	12.5%	13.5%

The decrease in operating income for Lanier Clothes was primarily the result of increased SG&A, including royalty expense, as a result of the higher branded sales, and higher compensation cost during the first half of fiscal 2011.

Corporate and Other:

	First Half
	Fiscal 2011	Fiscal 2010	$ Change	% Change
Net sales	$ 5,983	$ 4,488	$ 1,495	33.3%
Operating loss	$ (9,366)	$ (12,975)	$ 3,609	27.8%
LIFO (credits) charges included in operating loss	$ (214)	$ 1,627

The Corporate and Other operating results improved by $3.6 million from a loss of $13.0 million in the first half of fiscal 2010 to a loss of $9.4 million in the first half of fiscal 2011. The first half of fiscal 2011 included LIFO  accounting credits of $0.2 million and the first half of fiscal 2010 included LIFO accounting charges of $1.6 million. Aside from the impact of LIFO accounting, the first half of fiscal 2011 reflects improved operating results in our Oxford Golf business due to higher sales and income from transition services fees related to our former Oxford Apparel operating group.

Interest expense, net

	First Half
	Fiscal 2011	Fiscal 2010	$ Change	% Change
Interest expense, net	$ 9,072	$ 10,020	$ (948)	(9.5)%

Interest expense for the first half of fiscal 2011 decreased from interest expense in the first half of fiscal 2010 due to the reduction in debt levels as a result of our repurchase of $40.0 million in aggregate principal amount of our 11 3/8% Senior Secured Notes in May 2011. Interest expense for both periods primarily reflects interest incurred in relation to our outstanding 11 3/8% Senior Secured Notes as well as amortization of deferred financing costs associated with our outstanding 11 3/8% Senior Secured Notes and our U.S. Revolving Credit Agreement. As we repurchased $40.0 million in aggregate principal amount of our 11 3/8% Senior Secured Notes in the second quarter of fiscal 2011 with cash on hand, interest expense for the first half of fiscal 2011 is not indicative of interest expense in future periods.

Loss on repurchase of 11 3/8% Senior Secured Notes

First Half
	Fiscal 2011	Fiscal 2010	$ Change	% Change
Loss on repurchase of 11 3/8% Senior Secured Notes	$ 8,248	$ —	$ 8,248	NM

In May 2011, we repurchased, in a privately negotiated transaction, $40.0 million in aggregate principal amount of our 11 3/8% Senior Secured Notes for $46.6 million, plus accrued interest, using cash on hand. The repurchase of the 11 3/8% Senior Secured Notes and related write-off of approximately $1.6 million of unamortized deferred financing costs and discount resulted in a loss of approximately $8.2 million.

Income taxes

	First Half
	Fiscal 2011	Fiscal 2010	$ Change	% Change
Income taxes	$ 10,524	$ 2,927	$ 7,597	259.5%
Effective tax rate	33.8%	18.1%

Income tax expense for the first half of fiscal 2011 increased compared to the first half of fiscal 2010, primarily due to higher earnings, as well as an increase in the effective tax rate. Income taxes for both periods were impacted by certain discrete items, which resulted in a favorable impact on the effective tax rate. However, the impact on the effective tax rate was much more significant in the first half of fiscal 2010 due to the lower earnings level in fiscal 2010 and the magnitude of the discrete items, including a decrease in income tax contingency reserves upon the expiration of the corresponding statute of limitations, favorable permanent differences, tax credits and changes in enacted tax rates. Although the effective tax rate for the first half of fiscal 2011 is a better indicator of anticipated effective tax rates for future periods than the first half of fiscal 2010, the effective tax rate in the future may be higher if our earnings levels increase as the incremental earnings will likely be taxed at rates more closely aligned with statutory tax rates.

Net earnings

First Half
	Fiscal 2011	Fiscal 2010
Earnings from continuing operations	$ 20,580	$ 13,203
Earnings from continuing operations per diluted common share	$ 1.25	$ 0.80
Earnings from discontinued operations, net of taxes	$ 124	$ 6,513
Earnings from discontinued operations per diluted common share	$ 0.01	$ 0.39
Net earnings	$ 20,704	$ 19,716
Net earnings per diluted common share	$ 1.25	$ 1.19
Weighted average common shares outstanding-diluted	16,529	16,527

The increase in earnings from continuing operations was primarily due to the inclusion of the Lilly Pulitzer operating results, higher operating income in our Tommy Bahama operating group and improved operating results in Corporate and Other, each as discussed above. These improvements were partially offset by the $8.2 million loss on repurchase of certain of our 11 3/8% Senior Secured Notes and lower operating results in Ben Sherman, each as discussed above.

Earnings from discontinued operations reflect substantially all of the operations related to our former Oxford Apparel operating group, which we sold in the fourth quarter of fiscal 2010. The operating results of the discontinued operations reflect substantially all of the normal operating activities of our former Oxford Apparel operating group in the first half of fiscal 2010, but only reflect certain wind-down and transition activities and an adjustment to the gain on sale upon finalization of the working capital adjustment in the first half of fiscal 2011. We do not anticipate significant operating income (loss) or cash flows associated with discontinued operations in future periods.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Our primary source of revenue and cash flow is our operating activities in the United States and, to a lesser extent, the United Kingdom. Our primary uses of cash include the acquisition of apparel products in the operation of our business, as well as employee compensation and benefits, occupancy costs, marketing and advertising costs, other general and administrative operating expenses, funding of capital expenditures for retail stores, payment of quarterly dividends, periodic interest payments related to our financing arrangements and repayment of our indebtedness. If cash inflows are less than cash outflows, we have access to amounts under our U.S. Revolving Credit Agreement and U.K. Revolving Credit Agreement, subject to their terms, each of which is described below. We may seek to finance future capital investment programs through various methods, including, but not limited to, cash on hand, cash flow from operations, borrowings under our current or additional credit facilities and sales of debt or equity securities.

Key Liquidity Measures

($ in thousands)	July 30, 2011	January 29, 2011	July 31, 2010	January 30, 2010
Current assets	$ 203,511	$ 268,913	$ 217,393	$ 191,906
Current liabilities	102,385	147,091	99,709	96,450
Working capital	$ 101,126	$ 121,822	$ 117,684	$ 95,456
Working capital ratio	1.99	1.83	2.18	1.99
Debt to total capital ratio	36%	45%	55%	58%

Our working capital ratio is calculated by dividing total current assets by total current liabilities, including assets and liabilities related to discontinued operations. Both current assets and current liabilities decreased from July 31, 2010 to July 30, 2011, primarily as a result of our sale of our former Oxford Apparel operating group and the reduction in cash resulting from our repurchase of certain of our 11 3/8% Senior Secured Notes in May 2011. These decreases were partially offset by increases in current assets and current liabilities, as described below, as well as the inclusion of the Lilly Pulitzer current assets and current liabilities.

For the ratio of debt to total capital, debt is defined as short-term and long-term debt, and total capital is defined as debt plus shareholders’ equity. The change in the debt to total capital ratio from July 31, 2010 to July 30, 2011 was primarily a result of (1) the proceeds received from the sale of our Oxford Apparel operations and assets in fiscal 2010, (2) earnings from continuing operations and discontinued operations during the twelve months subsequent to July 30, 2010, which resulted in an increase in shareholders’ equity during the period, and (3) a decrease in debt resulting from our repurchase of $40.0 million aggregate principal amount of our 11 3/8% Senior Secured Notes during May 2011. Our debt levels and ratio of debt to total capital in future periods may not be comparable to historical amounts due to the impact of the Oxford Apparel sale in fiscal 2010 and our repurchase of 11 3/8% Senior Secured Notes in May 2011, and as we continue to assess our capital structure. Changes in our capital structure in the future, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Balance Sheet

The following tables set forth certain information included in our consolidated balance sheets (in thousands). Below each table are explanations for any significant changes in the balances from July 31, 2010 to July 30, 2011.

Current Assets:

	July 30, 2011	January 29, 2011	July 31, 2010	January 30, 2010
Cash and cash equivalents	$ 37,775	$ 44,094	$ 28,171	$ 8,288
Receivables, net	53,902	50,177	45,545	44,690
Inventories, net	77,731	85,338	57,227	58,180
Prepaid expenses, net	16,337	12,554	15,213	10,508
Deferred tax assets	17,258	19,005	15,384	13,875
Total current assets related to continuing operations	203,003	211,168	161,540	135,541
Assets related to discontinued operations	508	57,745	55,853	56,365
Total current assets	$ 203,511	$ 268,913	$ 217,393	$ 191,906

Cash and cash equivalents as of July 30, 2011 increased compared to cash and cash equivalents as of July 31, 2010 due to (1) the net impact of cash flow generated from the sale of our Oxford Apparel assets and operations, (2) positive cash flow generated from our continuing operations and (3) positive cash flows provided by our discontinued operations during the period from August 2010 through July 2011, which were partially offset by (1) the $60 million closing date purchase price of the Lilly Pulitzer brand and operations, (2) the repurchase of $40.0 million in aggregate principal amount of our 11 3/8% Senior Secured Notes in May 2011, (3) capital expenditures incurred during the twelve months subsequent to July 31, 2010 and (4) the payment of dividends subsequent to July 31, 2010. Receivables, net as of July 30, 2011 increased compared to July 31, 2010 primarily due to the receivables associated with our Lilly Pulitzer business as of July 30, 2011. Inventories, net as of July 30, 2011 increased from July 31, 2010 primarily due to the inventory associated with our Lilly Pulitzer business as of July 30, 2011 and an increase in inventories in Tommy Bahama to support anticipated sales and additional retail stores. The increase in prepaid expenses, net from July 31, 2010 to July 30, 2011 was primarily due to the timing of payment of certain expenses as compared to the prior year. Deferred tax assets have increased from July 31, 2010 primarily as a result of the change in book to tax differences associated with receivables, inventories and other reserves. The decrease in assets related to discontinued operations was primarily a result of the sale of the Oxford Apparel operations in the fourth quarter of fiscal 2010. We anticipate that substantially all of the net assets of the discontinued operations will be converted to cash during fiscal 2011.

Non-current Assets:

	July 30, 2011	January 29, 2011	July 31, 2010	January 30, 2010
Property and equipment, net	$ 86,889	$ 83,895	$ 72,923	$ 78,425
Intangible assets, net	166,826	166,680	136,226	137,462
Goodwill	16,555	16,866	—	—
Other non-current assets, net	19,790	22,117	16,213	17,381
Total non-current assets, net	290,060	289,558	225,362	233,268

The increase in property and equipment, net, at July 30, 2011 was primarily due to assets associated with our Lilly Pulitzer business and capital expenditures subsequent to July 31, 2010, which were partially offset by depreciation expense subsequent to July 31, 2010. The increase in intangible assets, net and goodwill was primarily related to the intangible assets and goodwill acquired as part of our acquisition of Lilly Pulitzer during the fourth quarter of fiscal 2010. The increase in other non-current assets was primarily due to the payment, during the third quarter of fiscal 2010, of loans associated with company owned life insurance policies, which had previously been recorded as a reduction to other non-current assets.

Liabilities:

	July 30, 2011	January 29, 2011	July 31, 2010	January 30, 2010
Current liabilities related to continuing operations	$ 101,023	$ 106,306	$ 80,437	$ 77,508
Long-term debt, less current maturities	108,088	147,065	146,736	146,408
Other non-current liabilities	54,169	55,441	46,400	49,478
Non-current deferred income taxes	30,322	28,846	28,143	28,421
Total liabilities related to continuing operations	$ 293,602	$ 337,658	$ 301,716	$ 301,815
Liabilities related to discontinued operations	$ 1,362	$ 40,785	$ 19,272	$ 18,942
Total liabilities	$ 294,964	$ 378,443	$ 320,988	$ 320,757

The increase in current liabilities from July 31, 2010 was primarily due to accounts payable and accrued expenses associated with the Lilly Pulitzer business and payables due with respect to the increased inventory levels and higher accrued incentive compensation. The decrease in long-term debt was primarily due to our repurchase of $40.0 million aggregate principal amount of our 11 3/8% Senior Secured Notes during May 2011. The increase in other non-current liabilities from July 31, 2010 primarily resulted from the contingent consideration liability recognized as part of the acquisition of Lilly Pulitzer in the fourth quarter of fiscal 2010, which was partially offset by decreases in environmental reserve liabilities and deferred rent balances subsequent to July 31, 2010.  The increase in non-current deferred income taxes from July 31, 2010 was primarily due to book to tax differences related to depreciation charges, changes in environmental reserves, capitalized acquisition costs and changes in enacted tax rates. The decrease in liabilities related to discontinued operations was due to the sale of the business during the fourth quarter of fiscal 2010. We anticipate that substantially all liabilities associated with the discontinued operations will require the payment of cash during fiscal 2011.

Statement of Cash Flows

The following table sets forth the net cash flows for the first half of fiscal 2011 and the first half of fiscal 2010 (in thousands):

	First Half
	Fiscal 2011	Fiscal 2010
Net cash provided by operating activities	$ 33,660	$ 17,977
Net cash used in investing activities	(13,124)	(3,271)
Net cash used in provided by financing activities	(45,111)	(2,236)
Net cash provided by discontinued operations	18,057	7,538
Net change in cash and cash equivalents	$ (6,518)	$ 20,008

Cash and cash equivalents on hand was $37.8 million and $28.2 million at July 30, 2011 and July 31, 2010, respectively. Changes in cash flows in the first half of fiscal 2011 and the first half of fiscal 2010 related to operating activities, investing activities, financing activities and discontinued operations are discussed below.

Operating Activities:

The operating cash flows for the first half of fiscal 2011 and the first half of fiscal 2010 of $33.7 million and $18.0 million, respectively, were primarily the result of net earnings for the relevant period, adjusted for non-cash activities such as depreciation, amortization and stock compensation expense as well as changes in our working capital accounts. The increase in cash flow from operations between the two periods was primarily due to the higher earnings in the first half of fiscal 2011. In the first half of fiscal 2011, the more significant changes in working capital were a decrease in current liabilities and an increase in prepaid expenses, both of which decreased cash, and a decrease in inventories, which increased cash. In the first half of fiscal 2010, the more significant changes in working capital were an increase in prepaid expenses and a decrease in other non-current liabilities, both of which decreased cash.

Investing Activities:

During the first half of fiscal 2011 and the first half of fiscal 2010, investing activities used $13.1 million and $3.3 million, respectively, of cash. These capital expenditures primarily related to costs associated with new retail stores, retail store remodeling, information technology investments and distribution center enhancements, as well as a $0.4 million payment for additional purchase price consideration for the Lilly Pulitzer assets and operations upon finalization of the working capital adjustment.

Financing Activities:

During the first half of fiscal 2011 and the first half of fiscal 2010, financing activities used $45.1 million and $2.2 million, respectively, of cash. In the first half of fiscal 2011, we paid $46.6 million for the repurchase of $40.0 million aggregate principal amount of our 11 3/8% Senior Secured Notes and paid $4.3 million of dividends. These cash outlays exceeded the $1.4 million of proceeds from the exercise of stock options and $4.4 million of short-term borrowings in the United Kingdom. In the first half of fiscal 2010, the payment of $3.6 million of dividends exceeded the $1.2 million of proceeds from short-term borrowings in the United Kingdom during the period.

Discontinued Operations:

The cash flows from discontinued operations reflect cash flow provided by or used in the activities of our discontinued operations, which include substantially all of the operations of our former Oxford Apparel operating group. The cash flow from discontinued operations in the first half of fiscal 2011 primarily reflects the conversion of assets related to the discontinued operations into cash, net of the use of cash to pay liabilities, including income taxes, associated with the sold business during the first half of fiscal 2011. The cash flows from discontinued operations in the first half of fiscal 2010 reflect normal operations of the sold business with the cash flows reflecting earnings, adjusted for changes in working capital. As of July 30, 2011, there were approximately $0.9 million of net liabilities associated with the discontinued operations included in our consolidated balance sheet. We anticipate that we will pay substantially all of these net liabilities in fiscal 2011.

Liquidity and Capital Resources

The table below provides a description of our significant financing arrangements and the amounts outstanding under these financing arrangements (in thousands) as of July 30, 2011:

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

$—
£7 million Senior Secured Revolving Credit Facility (“U.K. Revolving Credit Agreement”), which accrues interest at the bank’s base rate plus 3.5%, requires interest payments monthly with principal payable on demand and is collateralized by substantially all of the United Kingdom assets of Ben Sherman	4,406

11.375% Senior Secured Notes (“11 3/8% Senior Secured Notes”), which accrue interest at an annual rate of 11.375% (effective interest rate of 12%) and require interest payments semi-annually in January and July of each year, require payment of principal at maturity (July 2015), are subject to certain prepayment penalties, are secured by a first priority interest in all U.S. registered trademarks and certain related rights and certain future acquired real property owned in fee simple of Oxford Industries, Inc. and substantially all of its consolidated domestic subsidiaries and a second priority security interest in those assets in which the lenders under the U.S. Revolving Credit Agreement have a first priority security interest, and are guaranteed by certain of our domestic subsidiaries (1)

110,000
Unamortized discount	(1,912)
Total debt	$112,494
Short-term debt and current maturities of long-term debt	(4,406)
Long-term debt, less current maturities	$108,088

(1) In May 2011, we repurchased, in a privately negotiated transaction, $40.0 million in aggregate principal amount of our 11 3/8% Senior Secured Notes for $46.6 million, plus accrued interest, using cash on hand. After completion of the transaction, $110.0 million aggregate principal amount of our 11 3/8% Senior Secured Notes remained outstanding.

To the extent cash flow needs exceed cash flow provided by our operations, we will have access, subject to their terms, to our lines of credit to provide funding for operating activities, capital expenditures and acquisitions, if any. Our credit facilities are also used to finance trade letters of credit for product purchases, which are drawn against our lines of credit at the time of shipment of the products and reduce the amounts available under our lines of credit and borrowing capacity under our credit facilities when issued. As of July 30, 2011, approximately $11.4 million of trade letters of credit and other limitations on availability in the aggregate were outstanding against the U.S. Revolving Credit Agreement and the U.K. Revolving Credit Agreement. As of July 30, 2011, we had approximately $134.4 million in unused availability under the U.S. Revolving Credit Agreement and approximately $3.0 million in unused availability under the U.K. Revolving Credit Agreement, subject to the respective limitations on borrowings set forth in the U.S. Revolving Credit Agreement, U.K. Revolving Credit Agreement and the indenture for the 11 3/8% Senior Secured Notes.

Covenants, Other Restrictions and Prepayment Penalties:

Our credit facilities and 11 3/8% Senior Secured Notes are subject to a number of affirmative covenants, negative covenants, financial covenants and other restrictions as discussed in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 5 in our consolidated financial statements, both included in our Annual Report on Form 10-K for fiscal 2010. We believe that the affirmative covenants, negative covenants, financial covenants and other restrictions are customary for those included in similar facilities and notes entered into at the time we entered into our agreements. As of July 30, 2011, we were compliant with all covenants related to our credit facilities and 11 3/8% Senior Secured Notes. If we were to redeem any of our 11 3/8% Senior Secured Notes prior to July 15, 2014 pursuant to the indenture governing the notes, we would be required to pay certain premiums above the principal amount, which are also discussed in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 5 in our consolidated financial statements, both included in our Annual Report on Form 10-K for fiscal 2010.

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

Our contractual obligations as of July 30, 2011 have not changed significantly from the contractual obligations outstanding at January 29, 2011, other than changes in the amounts pursuant to letters of credit (as discussed above) and outstanding amounts under our revolving credit agreements and our 11 3/8% Senior Secured Notes, each as discussed above.

Our anticipated capital expenditures for continuing operations in fiscal 2011, including $12.7 million incurred during the first half of fiscal 2011, are expected to be approximately $35 million. These expenditures are expected to consist primarily of costs associated with opening new retail stores, retail store remodeling, information technology investments and distribution center enhancements.

Off Balance Sheet Arrangements

We have not entered into agreements which meet the SEC’s definition of an off balance sheet financing arrangement, other than operating leases, and have made no financial commitments to or guarantees with respect to any unconsolidated subsidiaries or special purpose entities.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to bad debts, inventories, intangible assets, income taxes, stock compensation expense, contingencies and litigation and certain other accrued expenses. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies and estimates are discussed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for fiscal 2010. There have not been any significant changes to the application of our critical accounting policies and estimates during the first half of fiscal 2011.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain interest rate, foreign currency, commodity and inflation risks as discussed in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for fiscal 2010. There have not been any significant changes in our exposure to these risks during the first half of fiscal 2011.

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

During the second quarter of fiscal 2011, in conjunction with our integration of the acquired Lilly Pulitzer business, we converted the Lilly Pulitzer general ledger and certain other systems to our integrated financial system. As a result of this conversion, certain controls were modified, as necessary, to supplement and complement the existing internal controls over financial reporting. In the future, we may convert certain foreign regions and other of our financial systems to our integrated financial system. The conversion of certain of our financial systems, including the changes implemented in the second quarter of fiscal 2011, to an integrated financial system was undertaken to provide a more integrated financial system across our operating groups, more timely management reporting, efficiencies in our operations and enhanced customer service, and not in response to any actual or perceived deficiencies in our internal control over financial reporting.

Except for the changes described in the above paragraph, there were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) that occurred during the second quarter of fiscal 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)          During the second quarter of fiscal 2011, we did not make any unregistered sales of our equity securities.

(c)          We have certain stock incentive plans as described in Note 7 to our consolidated financial statements included in our Annual Report on Form 10-K for fiscal 2010, all of which are publicly announced plans. Under the plans, we can repurchase shares from employees to cover employee tax liabilities related to the exercise of stock options or the vesting of previously restricted shares.  During the second quarter of fiscal 2011, we repurchased the following shares pursuant to these plans:

Fiscal Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
May (05/01/11 - 05/28/11)	3,245	$33.32	—	—
June (05/29/11 - 7/2/11)	—	—	—	—
July (7/3/11 - 7/30/11)	—	—	—	—
Total	3,245	$33.32	—	—

Subsequent to our repurchase of $40.0 million in aggregate principal amount of our 11 3/8% Senior Secured Notes in May 2011, our Board of Directors authorized us to spend up to an additional $50 million to repurchase shares of our common stock and/or 11 3/8% Senior Secured Notes. This authorization superseded and replaced all previous authorizations to repurchase shares of our common stock and/or our 11 3/8% Senior Secured Notes. As of July 30, 2011, no shares of our common stock nor any of our 11 3/8% Senior Secured Notes had been repurchased pursuant to this authorization.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. RESERVED

None

ITEM 5.  OTHER INFORMATION

On August 30, 2011, our Nominating, Compensation & Governance Committee approved a special award of $480,190 payable in cash to Mr. Dennis D. MacCulloch, the former President of Lanier Clothes and one of our “named executive officers” (as defined in the rules of the SEC), who retired effective July 31, 2011. The award was in recognition of Mr. MacCulloch’s years of service to our company and the forfeiture by Mr. MacCulloch, as a result of his retirement, of 25,000 unvested, restricted shares of our common stock previously granted to him.

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

3.2                                             Bylaws of Oxford Industries, Inc., as amended. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on June 17, 2009.

31.1                                       Section 302 Certification by Principal Executive Officer.*

31.2                                       Section 302 Certification by Principal Financial Officer.*

32                                                Section 906 Certification by Principal Executive Officer and Principal Financial Officer.*

101.INS                   XBRL Instance Document

101.SCH               XBRL Taxonomy Extension Schema Document

101.CAL              XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF                XBRL Taxonomy Extension Definition Linkbase Document

101.LAB              XBRL Taxonomy Extension Label Linkbase Document

101.PRE                 XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

September 1, 2011	OXFORD INDUSTRIES, INC.
(Registrant)

/s/ K. Scott Grassmyer
K. Scott Grassmyer
Senior Vice President - Finance, Chief Financial Officer and Controller
(Authorized Signatory)