Form 10-Q
period 2011-10-29
OXFORD INDUSTRIES INC
filed 2011-12-07
CIK 75288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended OCTOBER 29, 2011

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of shares outstanding
Title of each class	as of December 2, 2011
Common Stock, $1 par value	16,499,281

OXFORD INDUSTRIES, INC.

INDEX TO FORM 10-Q

For the third quarter of fiscal 2011

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

Securities Exchange Act: the Securities Exchange Act of 1934, as amended

FASB: Financial Accounting Standards Board

U.S. GAAP: Generally accepted accounting principles in the United States

Fiscal 2012	53 weeks ending February 2, 2013
Fiscal 2011	52 weeks ending January 28, 2012
First nine months fiscal 2011	39 weeks ended October 29, 2011
Fourth quarter fiscal 2011	13 weeks ending January 28, 2012
Third quarter fiscal 2011	13 weeks ended October 29, 2011
Second quarter fiscal 2011	13 weeks ended July 30, 2011
First quarter fiscal 2011	13 weeks ended April 30, 2011
Fiscal 2010	52 weeks ended January 29, 2011
First nine months fiscal 2010	39 weeks ended October 30, 2010
Fourth quarter fiscal 2010	13 weeks ended January 29, 2011
Third quarter fiscal 2010	13 weeks ended October 30, 2010
Second quarter fiscal 2010	13 weeks ended July 31, 2010
First quarter fiscal 2010	13 weeks ended May 1, 2010

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OXFORD INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share amounts)

	Third Quarter Fiscal 2011	Third Quarter Fiscal 2010	First Nine Months Fiscal 2011	First Nine Months Fiscal 2010
Net sales	$170,280	$139,627	$559,234	$446,233
Cost of goods sold	81,540	65,942	249,897	203,823
Gross profit	88,740	73,685	309,337	242,410
SG&A	84,862	70,995	264,050	220,328
Amortization of intangible assets	299	241	897	719
Change in fair value of contingent consideration	600	—	1,800	—
	85,761	71,236	266,747	221,047
Royalties and other operating income	3,837	3,982	12,650	11,218
Operating income	6,816	6,431	55,240	32,581
Interest expense, net	3,705	5,095	12,777	15,115
Loss on repurchase of senior secured notes	769	—	9,017	—
Earnings from continuing operations before income taxes	2,342	1,336	33,446	17,466
Income taxes	731	17	11,255	2,944
Earnings from continuing operations	1,611	1,319	22,191	14,522

Earnings from discontinued operations, net of taxes	13	4,231	137	10,744
Net earnings	$ 1,624	$ 5,550	$ 22,328	$ 25,266

Earnings from continuing operations, per common share:
Basic	$ 0.10	$ 0.08	$ 1.34	$ 0.88
Diluted	$ 0.10	$ 0.08	$ 1.34	$ 0.88
Earnings from discontinued operations, net of taxes per common share:
Basic	$ 0.00	$ 0.26	$ 0.01	$ 0.65
Diluted	$ 0.00	$ 0.26	$ 0.01	$ 0.65
Net earnings per common share:
Basic	$ 0.10	$ 0.34	$ 1.35	$ 1.53
Diluted	$ 0.10	$ 0.33	$ 1.35	$ 1.53
Weighted average common shares outstanding:
Basic	16,502	16,564	16,510	16,532
Dilution	15	12	17	13
Diluted	16,517	16,576	16,527	16,545
Dividends declared per common share	$ 0.13	$ 0.11	$ 0.39	$ 0.33

See accompanying notes.

OXFORD INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except par amounts)

	October 29, 2011	January 29, 2011	October 30, 2010
ASSETS
Current Assets:
Cash and cash equivalents	$ 4,962	$ 44,094	$ 4,376
Receivables, net	66,372	50,177	58,900
Inventories, net	91,003	85,338	63,484
Prepaid expenses, net	17,425	12,554	14,663
Deferred tax assets	17,596	19,005	15,624
Assets related to discontinued operations, net	—	57,745	84,936
Total current assets	197,358	268,913	241,983
Property and equipment, net	91,121	83,895	74,721
Intangible assets, net	166,082	166,680	136,584
Goodwill	16,555	16,866	—
Other non-current assets, net	18,385	22,117	21,181
Total Assets	$489,501	$558,471	$474,469
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Trade accounts payable and other accrued expenses	$ 78,209	$ 83,211	$ 63,308
Accrued compensation	21,748	23,095	19,000
Short-term debt and current maturities of long-term debt	3,279	—	20,924
Liabilities related to discontinued operations	—	40,785	21,542
Total current liabilities	103,236	147,091	124,774
Long-term debt, less current maturities	103,290	147,065	146,900
Other non-current liabilities	53,873	55,441	47,351
Non-current deferred income taxes	30,738	28,846	27,753
Commitments and contingencies
Shareholders’ Equity:
Common stock, $1.00 par value per common share	16,499	16,511	16,570
Additional paid-in capital	98,434	96,597	95,660
Retained earnings	106,645	90,739	39,165
Accumulated other comprehensive loss	(23,214)	(23,819)	(23,704)
Total shareholders’ equity	198,364	180,028	127,691
Total Liabilities and Shareholders’ Equity	$489,501	$558,471	$474,469

See accompanying notes.

OXFORD INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	First Nine Months Fiscal 2011	First Nine Months Fiscal 2010
Cash Flows From Operating Activities:
Earnings from continuing operations	$ 22,191	$ 14,522
Adjustments to reconcile earnings from continuing operations to net cash provided by operating activities:
Depreciation	15,264	13,005
Amortization of intangible assets	897	719
Change in fair value of contingent consideration	1,800	—
Amortization of deferred financing costs and bond discount	1,286	1,464
Loss on repurchase of senior secured notes	9,017	—
Stock compensation expense	1,635	3,563
Loss on sale of property and equipment	24	10
Deferred income taxes	3,223	(2,337)
Changes in working capital:
Receivables	(16,080)	(14,258)
Inventories	(5,511)	(5,549)
Prepaid expenses	(4,717)	(4,154)
Current liabilities	(8,690)	4,535
Other non-current assets	2,536	(644)
Other non-current liabilities	(3,441)	(2,119)
Net cash provided by operating activities	19,434	8,757
Cash Flows From Investing Activities:
Purchases of property and equipment	(22,448)	(9,435)
Other	(398)	78
Net cash used in investing activities	(22,846)	(9,357)
Cash Flows From Financing Activities:
Repayment of revolving credit arrangements	(60,579)	(64,514)
Proceeds from revolving credit arrangements	63,865	85,415
Repurchase of senior secured notes	(52,175)	—
Repayment of company-owned life insurance policy loans	—	(4,125)
Proceeds from issuance of common stock	2,017	362
Dividends on common stock	(6,425)	(5,460)
Net cash (used in) provided by financing activities	(53,297)	11,678
Cash Flows from Discontinued Operations:
Net operating cash flows provided by (used in) discontinued operations	13,735	(14,939)
Net investing cash flows provided by (used in) discontinued operations	3,744	(33)
Net cash provided by (used in) discontinued operations	17,479	(14,972)

Net change in cash and cash equivalents	(39,230)	(3,894)
Effect of foreign currency translation on cash and cash equivalents	98	(18)
Cash and cash equivalents at the beginning of year	44,094	8,288
Cash and cash equivalents at the end of period	$ 4,962	$ 4,376

Supplemental disclosure of cash flow information:
Cash paid for interest, net, including interest paid for discontinued operations	$ 8,890	$ 9,658
Cash paid for income taxes, including income taxes paid for discontinued operations	$ 40,065	$ 19,071

See accompanying notes.

OXFORD INDUSTRIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THIRD QUARTER OF FISCAL 2011

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

In June 2011, the FASB issued an update to their accounting guidance regarding other comprehensive income which requires that all non-owner changes in shareholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements of income and comprehensive income. The guidance provided by this update becomes effective in our first quarter of fiscal 2012, with early adoption permitted. The adoption of the new guidance will not affect our financial position, results of operations or cash flows, but does change certain disclosure requirements.

In September 2011, the FASB issued an update to their accounting guidance regarding goodwill impairment testing. The amendment is intended to reduce the complexity of testing by allowing companies to assess qualitative factors to determine the likelihood of goodwill impairment and whether it is necessary to perform the two-step impairment test, as currently required. The guidance provided by this update becomes effective in our first quarter of fiscal 2012, with early adoption permitted. We are currently assessing the impact of adopting the amendments to goodwill impairment testing, but we do not anticipate a material impact on our financial statements upon adoption.

2.                                      Inventories:  The components of inventories related to continuing operations as of the dates specified are summarized as follows (in thousands):

	October 29, 2011	January 29, 2011	October 30, 2010
Finished goods	$126,570	$122,159	$100,901
Work in process	4,096	5,744	4,010
Fabric, trim and supplies	6,291	3,389	3,011
LIFO reserve	(45,954)	(45,954)	(44,438)
Total	$ 91,003	$ 85,338	$ 63,484

3.                                      Comprehensive Income:  Other comprehensive income includes all changes in equity from non-owner sources, such as foreign currency translation adjustments and the net unrealized gain (loss) associated with forward foreign currency exchange contracts which qualify for hedge accounting. Comprehensive income, net of income taxes, is calculated as follows for the periods presented (in thousands):

	Third Quarter Fiscal 2011	Third Quarter Fiscal 2010	First Nine Months Fiscal 2011	First Nine Months Fiscal 2010
Net earnings	$1,624	$5,550	$22,328	$25,266
Gain (loss) on foreign currency translation	(642)	994	483	(247)
Net unrealized gain (loss) on forward foreign exchange contracts	151	(25)	122	(217)
Comprehensive income	$1,133	$6,519	$22,933	$24,802

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

	Third Quarter Fiscal 2011	Third Quarter Fiscal 2010	First Nine Months Fiscal 2011	First Nine Months Fiscal 2010
Net Sales
Tommy Bahama	$92,500	$81,131	$324,546	$289,585
Lilly Pulitzer	16,668	—	71,364	—
Ben Sherman	25,191	25,528	65,505	66,028
Lanier Clothes	33,080	30,820	88,995	83,984
Corporate and Other	2,841	2,148	8,824	6,636
Total Net Sales	$170,280	$139,627	$559,234	$446,233
Depreciation
Tommy Bahama	$3,881	$3,285	$10,866	$9,848
Lilly Pulitzer	438	—	1,137	—
Ben Sherman	528	566	1,571	1,626
Lanier Clothes	106	113	322	350
Corporate and Other	473	408	1,368	1,181
Total Depreciation	$5,426	$4,372	$15,264	$13,005
Amortization of Intangible Assets
Tommy Bahama	$129	$174	$387	$520
Lilly Pulitzer	115	—	345	—
Ben Sherman	55	67	165	199
Lanier Clothes	—	—	—	—
Corporate and Other	—	—	—	—
Total Amortization of Intangible Assets	$299	$241	$897	$719
Operating Income (Loss)
Tommy Bahama	$4,624	$3,440	$45,381	$35,473
Lilly Pulitzer	(363)	—	12,264	—
Ben Sherman	301	1,684	(2,281)	1,608
Lanier Clothes	4,331	5,345	11,319	12,513
Corporate and Other	(2,077)	(4,038)	(11,443)	(17,013)
Total Operating Income	6,816	6,431	55,240	32,581
Interest expense, net	3,705	5,095	12,777	15,115
Loss on repurchase of senior secured notes	769	—	9,017	—
Earnings from Continuing Operations Before Income Taxes	$2,342	$1,336	$33,446	$17,466

5.                                      Debt: The following table details our debt (in thousands) as of the dates specified:

	October 29, 2011	January 29, 2011	October 30, 2010

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

	$ 1,621	$ —	$ 20,273
£7 million Senior Secured Revolving Credit Facility (“U.K. Revolving Credit Agreement”), which accrues interest at the bank’s base rate plus as much as 3.5%, requires interest payments monthly with principal payable on demand and is collateralized by substantially all of the United Kingdom assets of Ben Sherman	1,658	—	651

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

	105,000	150,000	150,000
Unamortized discount	(1,710)	(2,935)	(3,100)
Total debt	106,569	147,065	167,824
Short-term debt and current maturities of long-term debt	(3,279)	—	(20,924)
Long-term debt, less current maturities	$103,290	$147,065	$146,900

(1)          In the first nine months of fiscal 2011, we repurchased, in privately negotiated transactions, $45.0 million in aggregate principal amount of our 11 3/8% Senior Secured Notes for $52.2 million, plus accrued interest. The repurchase of the 11 3/8% Senior Secured Notes and related write-off of approximately $1.8 million of unamortized deferred financing costs and discount resulted in a loss of approximately $9.0 million, which was reflected in our consolidated financial statements during the first nine months of fiscal 2011. After completion of the transactions, $105.0 million aggregate principal amount of our 11 3/8% Senior Secured Notes remained outstanding as of October 29, 2011.

6.                                      Business Combinations:  On December 21, 2010, we acquired the Lilly Pulitzer brand and operations, as described in Note 14 of our consolidated financial statements in our Annual Report on Form 10-K for fiscal 2010. As of October 29, 2011, we have not finalized our allocation of purchase price to the fair values of the acquired assets and liabilities, and we will revise our allocation through the one year period following the closing of the transaction, as appropriate, as we obtain new information about the fair values of these assets and liabilities as of the acquisition date, including the contingent consideration. During the first nine months of fiscal 2011, we did not record any significant adjustments to the initial purchase price allocation included in Note 14 of our consolidated financial statements in our Annual Report on Form 10-K for fiscal 2010.  As of October 29, 2011, the estimated fair value of the contingent consideration was approximately $12.5 million compared to $10.5 million as of the date of acquisition, with the change in fair value representing the passage of time from the date of acquisition as we approach the dates of the anticipated payments in the future.

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

Net sales, earnings from discontinued operations before income taxes and earnings from discontinued operations, net of income taxes are shown in the table below (in thousands):

	Third Quarter Fiscal 2011	Third Quarter Fiscal 2010	First Nine Months Fiscal 2011	First Nine Months Fiscal 2010
Net sales	$17	$64,889	$2,414	$162,564
Earnings from discontinued operations before income taxes (1)	$20	$ 6,825	$ 97	$ 17,330
Earnings from discontinued operations, net of income taxes (1)	$13	$ 4,231	$ 137	$ 10,744

(1)          During the second quarter of fiscal 2011, we finalized the working capital adjustment associated with the sold operations, which resulted in a change in estimate to the gain on sale recognized. The impact of this change in estimate was a reduction to the gain on sale of approximately $1.0 million, net of income taxes, which was recognized in the second quarter of fiscal 2011. This change in estimate resulted in a revised after-tax gain on the sale of the Oxford Apparel operations of approximately $48.5 million compared to $49.5 million as previously recognized in the fourth quarter of fiscal 2010.

8.                                      Consolidating Financial Data of Subsidiary Guarantors:  Our 11 3/8% Senior Secured Notes are guaranteed by substantially all of our wholly owned domestic subsidiaries (“Subsidiary Guarantors”). All guarantees are full and unconditional. For consolidated financial reporting purposes, non-guarantors consist of our subsidiaries which are organized outside the United States and certain domestic subsidiaries. We use the equity method of accounting with respect to our investment in subsidiaries included in other non-current assets in our condensed consolidating financial statements. Set forth below are our condensed consolidating balance sheets as of October 29, 2011, January 29, 2011 and October 30, 2010 (in thousands) as well as our condensed consolidating statements of operations for the third quarter and first nine months of each of fiscal 2011 and fiscal 2010 (in thousands) and our condensed consolidating statements of cash flows for the first nine months of fiscal 2011 and fiscal 2010 (in thousands).

OXFORD INDUSTRIES, INC.

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEETS

October 29, 2011

	Oxford Industries (Parent)	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidating Adjustments	Consolidated Total
ASSETS
Cash and cash equivalents	$ 1,332	$ 730	$ 2,900	$ —	$ 4,962
Receivables, net	23,287	12,683	54,077	(23,675)	66,372
Inventories, net	(18,152)	98,434	12,058	(1,337)	91,003
Prepaid expenses and deferred tax assets	17,996	13,064	3,978	(17)	35,021
Total current assets	24,463	124,911	73,013	(25,029)	197,358
Property and equipment, net	6,291	79,318	5,512	—	91,121
Goodwill and intangible assets, net	—	158,500	24,137	—	182,637
Other non-current assets, net	611,917	143,229	4,646	(741,407)	18,385
Total Assets	$642,671	$ 505,958	$107,308	$(766,436)	$489,501

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities related to continuing operations	$ 1,667	$ 79,766	$ 37,953	$ (16,150)	$103,236
Long-term debt, less current maturities	103,290	—	—	—	103,290
Other non-current liabilities	342,978	(329,875)	153,002	(112,232)	53,873
Non-current deferred income taxes	(3,628)	28,472	5,894	—	30,738
Total shareholders’/invested equity	198,364	727,595	(89,541)	(638,054)	198,364
Total Liabilities and Shareholders’ Equity	$642,671	$ 505,958	$107,308	$(766,436)	$489,501

January 29, 2011

	Oxford Industries (Parent)	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidating Adjustments	Consolidated Total
ASSETS
Cash and cash equivalents	$ 41,130	$ 809	$ 2,155	$ —	$ 44,094
Receivables, net	10,969	3,431	44,897	(9,120)	50,177
Inventories, net	(13,234)	86,747	11,889	(64)	85,338
Prepaid expenses and deferred tax assets	19,756	12,671	3,018	(3,886)	31,559
Assets related to discontinued operations, net	46,418	324	11,003	—	57,745
Total current assets	105,039	103,982	72,962	(13,070)	268,913
Property and equipment, net	7,182	72,323	4,390	—	83,895
Goodwill and intangible assets, net	—	159,543	24,003	—	183,546
Other non-current assets, net	579,130	143,459	4,101	(704,573)	22,117
Total Assets	$691,351	$ 479,307	$105,456	$(717,643)	$558,471

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities related to continuing operations	$ 13,978	$ 59,255	$ 41,170	$ (8,097)	$106,306
Current liabilities related to discontinued operations	32,379	—	8,406	—	40,785
Long-term debt, less current maturities	147,065	—	—	—	147,065
Other non-current liabilities	322,237	(301,271)	143,113	(108,638)	55,441
Non-current deferred income taxes	(4,336)	26,944	6,332	(94)	28,846
Total shareholders’/invested equity	180,028	694,379	(93,565)	(600,814)	180,028
Total Liabilities and Shareholders’ Equity	$691,351	$ 479,307	$105,456	$(717,643)	$558,471

OXFORD INDUSTRIES, INC.

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEETS

October 30, 2010

	Oxford Industries (Parent)	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidating Adjustments	Consolidated Total
ASSETS
Cash and cash equivalents	$ 1,273	$ 563	$ 2,540	$ —	$ 4,376
Receivables, net	18,396	9,399	39,823	(8,718)	58,900
Inventories, net	(15,529)	71,186	8,463	(636)	63,484
Prepaid expenses and deferred tax assets, net	17,589	10,291	3,559	(1,152)	30,287
Assets related to discontinued operations, net	69,200	6,859	8,877	—	84,936
Total current assets	90,929	98,298	63,262	(10,506)	241,983
Property and equipment, net	7,531	62,147	5,043	—	74,721
Goodwill and intangible assets, net	—	112,653	23,931	—	136,584
Other non-current assets, net	517,873	142,457	3,882	(643,031)	21,181
Total Assets	$616,333	$ 415,555	$ 96,118	$(653,537)	$474,469

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities related to continuing operations	$ 32,905	$ 50,229	$ 25,815	$ (5,717)	$103,232
Current liabilities related to discontinued operations	11,570	—	9,972	—	21,542
Long-term debt, less current maturities	146,900	—	—	—	146,900
Other non-current liabilities	301,217	(289,059)	143,790	(108,597)	47,351
Non-current deferred income taxes	(3,950)	25,233	6,455	15	27,753
Total shareholders’/invested equity	127,691	629,152	(89,914)	(539,238)	127,691
Total Liabilities and Shareholders’ Equity	$616,333	$ 415,555	$ 96,118	$(653,537)	$474,469

OXFORD INDUSTRIES, INC.

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

Third Quarter Fiscal 2011

	Oxford Industries (Parent)	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidating Adjustments	Consolidated Total
Net sales	$35,378	$117,704	$26,509	$(9,311)	$170,280
Cost of goods sold	24,300	51,482	11,890	(6,132)	81,540
Gross profit	11,078	66,222	14,619	(3,179)	88,740
SG&A including amortization of intangible assets and change in fair value of contingent consideration	5,148	70,247	13,394	(3,028)	85,761
Royalties and other operating income	41	2,021	1,845	(70)	3,837
Operating income	5,971	(2,004)	3,070	(221)	6,816
Interest expense (income), net	4,120	(1,227)	813	(1)	3,705
Loss on repurchase of senior secured notes	769	—	—	—	769
Income from equity investment	1,037	—	—	(1,037)	—
Earnings (loss) from continuing operations before income taxes	2,119	(777)	2,257	(1,257)	2,342
Income taxes (benefit)	379	(154)	597	(91)	731
Earnings (loss) from continuing operations	1,740	(623)	1,660	(1,166)	1,611
Earnings (loss) from discontinued operations, net of taxes	13	—	—	—	13
Net earnings (loss)	$1,753	$(623)	$1,660	$(1,166)	$1,624

Third Quarter Fiscal 2010

	Oxford Industries (Parent)	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidating Adjustments	Consolidated Total
Net sales	$32,966	$90,608	$24,155	$(8,102)	$139,627
Cost of goods sold	21,980	38,236	10,156	(4,430)	65,942
Gross profit	10,986	52,372	13,999	(3,672)	73,685
SG&A including amortization of intangible assets and change in fair value of contingent consideration	7,633	54,030	12,483	(2,910)	71,236
Royalties and other operating income	(7)	1,886	2,244	(141)	3,982
Operating income	3,346	228	3,760	(903)	6,431
Interest expense (income), net	6,390	(1,115)	774	(954)	5,095
Income from equity investment	5,149	—	—	(5,149)	—
Earnings from continuing operations before income taxes	2,105	1,343	2,986	(5,098)	1,336
Income taxes (benefit)	(1,287)	517	770	17	17
Earnings from continuing operations	3,392	826	2,216	(5,115)	1,319
Earnings from discontinued operations, net of taxes	3,034	333	864	—	4,231
Net earnings	$6,426	$1,159	$3,080	$(5,115)	$5,550

OXFORD INDUSTRIES, INC.

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

First Nine Months Fiscal 2011

	Oxford Industries (Parent)	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidating Adjustments	Consolidated Total
Net sales	$96,520	$416,588	$70,527	$(24,401)	$559,234
Cost of goods sold	65,932	167,548	31,464	(15,047)	249,897
Gross profit	30,588	249,040	39,063	(9,354)	309,337
SG&A including amortization of intangible assets and change in fair value of contingent consideration	21,390	215,419	38,873	(8,935)	266,747
Royalties and other operating income	139	7,165	5,513	(167)	12,650
Operating income	9,337	40,786	5,703	(586)	55,240
Interest expense (income), net	14,024	(3,590)	2,343	—	12,777
Loss on repurchase of senior secured notes	9,017	—	—	—	9,017
Income from equity investment	35,808	—	—	(35,808)	—
Earnings from continuing operations before income taxes	22,104	44,376	3,360	(36,394)	33,446
Income taxes (benefit)	(595)	11,688	382	(220)	11,255
Earnings from continuing operations	22,699	32,688	2,978	(36,174)	22,191
Earnings (loss) from discontinued operations, net of taxes	(6)	143	—	—	137
Net earnings	$22,693	$32,831	$2,978	$(36,174)	$22,328

First Nine Months Fiscal 2010

	Oxford Industries (Parent)	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidating Adjustments	Consolidated Total
Net sales	$90,765	$313,831	$63,512	$(21,875)	$446,233
Cost of goods sold	61,945	126,688	27,063	(11,873)	203,823
Gross profit	28,820	187,143	36,449	(10,002)	242,410
SG&A including amortization of intangible assets and change in fair value of contingent consideration	28,340	168,336	35,019	(10,648)	221,047
Royalties and other operating income	21	6,048	5,612	(463)	11,218
Operating income	501	24,855	7,042	183	32,581
Interest expense (income), net	16,319	(3,233)	2,173	(144)	15,115
Income from equity investment	23,407	—	—	(23,407)	—
Earnings from continuing operations before income taxes	7,589	28,088	4,869	(23,080)	17,466
Income taxes (benefit)	(8,828)	10,399	1,259	114	2,944
Earnings from continuing operations	16,417	17,689	3,610	(23,194)	14,522
Earnings from discontinued operations, net of taxes	8,638	1,113	993	—	10,744
Net earnings	$25,055	$18,802	$4,603	$(23,194)	$25,266

OXFORD INDUSTRIES, INC.

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

First Nine Months Fiscal 2011

	Oxford Industries (Parent)	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidating Adjustments	Consolidated Total
Cash Flows From Operating Activities:
Net cash provided by (used in) operating activities	$(21,924)	$48,542	$(7,582)	$398	$19,434
Cash Flows from Investing Activities:
Purchases of property and equipment	(790)	(19,703)	(1,955)	—	(22,448)
Other	(398)	—	—	—	(398)
Net cash used in investing activities	(1,188)	(19,703)	(1,955)	—	(22,846)
Cash Flows from Financing Activities:
Change in debt	(50,554)	—	1,665	—	(48,889)
Proceeds from issuance of common stock	2,017	—	—	—	2,017
Change in intercompany payable	23,718	(29,242)	5,922	(398)	—
Dividends on common stock	(6,425)	—	—	—	(6,425)
Net cash provided by (used in) financing activities	(31,244)	(29,242)	7,587	(398)	(53,297)
Cash Flows from Discontinued Operations:
Net cash provided by discontinued operations	14,558	324	2,597	—	17,479
Net change in Cash and Cash Equivalents	(39,798)	(79)	647	—	(39,230)
Effect of foreign currency translation	—	—	98	—	98
Cash and Cash Equivalents at the Beginning of Period	41,130	809	2,155	—	44,094
Cash and Cash Equivalents at the End of Period	$1,332	$730	$2,900	$—	$4,962

OXFORD INDUSTRIES, INC.

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

First Nine Months Fiscal 2010

	Oxford Industries (Parent)	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidating Adjustments	Consolidated Total
Cash Flows From Operating Activities:
Net cash provided by (used in) operating activities	$(20,907)	$27,753	$1,781	$130	$8,757
Cash Flows from Investing Activities:
Net cash used in investing activities	(607)	(8,224)	(526)	—	(9,357)
Cash Flows from Financing Activities:
Change in debt	20,273	—	628	—	20,901
Repayments of company-owned life insurance policy loans	(4,125)	—	—	—	(4,125)
Proceeds from issuance of common stock	362	—	—	—	362
Change in intercompany payable	21,933	(20,502)	(1,301)	(130)	—
Dividends on common stock	(5,460)	—	—	—	(5,460)
Net cash provided by (used in) financing activities	32,983	(20,502)	(673)	(130)	11,678
Cash Flows from Discontinued Operations:
Net cash provided by (used in) discontinued operations	(16,129)	733	424	—	(14,972)
Net change in Cash and Cash Equivalents	(4,660)	(240)	1,006	—	(3,894)
Effect of foreign currency translation	—	—	(18)	—	(18)
Cash and Cash Equivalents at the Beginning of Year	5,933	803	1,552	—	8,288
Cash and Cash Equivalents at the End of Period	$1,273	$563	$2,540	$—	$4,376

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

We believe the weak global economic conditions and uncertainty, which began in fiscal 2008, continue to impact our business and the apparel industry as a whole, although not as severely as in fiscal 2010. Although declines in consumer spending have moderated, unemployment levels remain high, consumer retail traffic generally remains depressed, the retail environment remains highly promotional and there remains a significant amount of economic uncertainty.  While we continue to focus on minimizing inventory markdown risk and promotional pressure, we have been more aggressive in our inventory purchases for fiscal 2011 than we were in fiscal 2010. Looking forward to fiscal 2012, we continue to monitor the economic and market conditions closely and will moderate our inventory purchases if conditions deteriorate. The fourth quarter of fiscal 2011 will be impacted by gross margin pressures, including pricing pressures on raw materials, fuel, transportation and other costs necessary for the production and sourcing of apparel products, particularly in our Lanier Clothes and Ben Sherman businesses, which, at this time, do not have the same ability to increase sales prices for these cost increases as our Tommy Bahama and Lilly Pulitzer businesses.

We continue to believe it is important to focus on maintaining a strong balance sheet and ample liquidity. We believe that the measures we have taken in recent years have significantly enhanced our balance sheet and liquidity, while allowing us to acquire the Lilly Pulitzer brand and operations, reduce our debt levels and continue to operate our businesses appropriately. We believe our financial condition will allow us to aggressively develop our lifestyle brands and maintain the financial flexibility to opportunistically enhance our capital structure and pursue desirable acquisitions, if any meet our investment criteria.

The apparel and retail industries are cyclical and dependent upon the overall level of discretionary consumer spending, which changes as regional, domestic and international economic conditions change. The impact of negative economic conditions may have a longer and more severe impact on the apparel and retail industries than the same conditions have on other industries. Therefore, even if conditions improve in the general economy, the negative impact on the apparel and retail industries may continue.

The following table sets forth our consolidated operating results (in thousands, except per share amounts) for the first nine months of fiscal 2011 compared to the first nine months of fiscal 2010:

	First Nine Months Fiscal 2011	First Nine Months Fiscal 2010
Net sales	$559,234	$446,233
Operating income	$ 55,240	$ 32,581
Earnings from continuing operations	$ 22,191	$ 14,522
Earnings from continuing operations per diluted common share	$ 1.34	$ 0.88
Earnings from discontinued operations, net of taxes	$ 137	$ 10,744
Earnings from discontinued operations per diluted common share	$ 0.01	$ 0.65
Net earnings	$ 22,328	$ 25,266
Net earnings per diluted common share	$ 1.35	$ 1.53

The primary reasons for the improvement in earnings from continuing operations were:

•                  An increase in net sales and operating income primarily driven by the $71.4 million of net sales related to Lilly Pulitzer, which we acquired on December 21, 2010 and was not included in our results of operations for the first nine months of fiscal 2010, and a sales increase in the direct to consumer channel of distribution at Tommy Bahama.

•                  Improved gross margins, which benefitted from (1) the inclusion of the Lilly Pulitzer operations, (2) the improvement in Tommy Bahama gross margins resulting from higher direct to consumer sales and (3) a more favorable impact of LIFO accounting with $0.0 million of charges in the first nine months of fiscal 2011 compared to $1.4 million of charges in the first nine months of fiscal 2010. These improvements were partially offset by the negative impact of approximately $1.0 million of non-recurring charges to cost of goods sold in Lilly Pulitzer resulting from the write-up of acquired inventory to fair value pursuant to the purchase method of accounting in connection with the sale of acquired inventory during the first nine months of fiscal 2011.

•                  Increased royalty income in Tommy Bahama resulting from increased sales during the first nine months of fiscal 2011 by existing licensees as well as the inclusion of royalty income associated with the Lilly Pulitzer business.

•                  Lower interest expense in the first nine months of fiscal 2011 due to our reduction of debt as a result of our repurchase of $45.0 million in aggregate principal amount of our 11 3/8% Senior Secured Notes in the first nine months of fiscal 2011, as described in more detail below in “Repurchase of 11 3/8% Senior Secured Notes.”

These items were partially offset by:

•                  The $9.0 million loss on repurchase of senior secured notes during the first nine months of fiscal 2011 resulting from our repurchase of $45.0 million in aggregate principal amount of our 11 3/8% Senior Secured Notes.

•                  The increase in SG&A which was primarily due to (1) the inclusion of $29.4 million of SG&A associated with the Lilly Pulitzer operations during the first nine months of fiscal 2011 and (2) the increased retail store operating costs as a result of the opening of additional Tommy Bahama retail stores during fiscal 2010 and fiscal 2011.

•                  A $1.8 million charge during the first nine months of fiscal 2011 related to the change in fair value of contingent consideration associated with the acquisition of the Lilly Pulitzer brand and operations.

Earnings from discontinued operations reflect the operations related to substantially all of our former Oxford Apparel operating group, which we sold in the fourth quarter of fiscal 2010. The operating results of the discontinued operations reflect substantially all of the normal operating activities of our former Oxford Apparel operating group in the first nine months of fiscal 2010, but only reflect certain wind-down and transition activities and a change in our estimate of the gain on sale in the first nine months of fiscal 2011. We do not anticipate significant earnings or losses from our discontinued operations in future periods.

REPURCHASE OF 11 3/8% SENIOR SECURED NOTES

In the first nine months of fiscal 2011, we repurchased, in privately negotiated transactions, $45.0 million in aggregate principal amount of our 11 3/8% Senior Secured Notes for $52.2 million, plus accrued interest, using cash on hand. The repurchase of the 11 3/8% Senior Secured Notes and related write-off of approximately $1.8 million of unamortized deferred financing costs and discount resulted in a loss of approximately $9.0 million, which was reflected in our consolidated financial statements in the first nine months of fiscal 2011. After completion of the transactions, $105.0 million aggregate principal amount of our 11 3/8% Senior Secured Notes remained outstanding as of October 29, 2011.

OPERATING GROUPS

Our business is primarily operated through our four operating groups: Tommy Bahama, Lilly Pulitzer, Ben Sherman and Lanier Clothes. We identify our operating groups based on the way our management organizes the components of our business for purposes of allocating resources and assessing performance.

Tommy Bahama designs, sources and markets collections of men’s and women’s sportswear and related products. The target consumers of Tommy Bahama are primarily affluent men and women age 35 and older who embrace a relaxed and casual approach to daily living. Tommy Bahama® products can be found in our owned and licensed Tommy Bahama retail stores and on our Tommy Bahama e-commerce website, as well as in certain department stores and independent specialty stores throughout the United States. We also license the Tommy Bahama name for various product categories and operate Tommy Bahama restaurants. As of October 29, 2011, we operated 94 Tommy Bahama retail stores, including 63 full-price stores, 13 restaurant-retail locations and 18 outlet stores.

Lilly Pulitzer designs, sources and distributes upscale collections of women’s and girl’s dresses, sportswear and other products. Lilly Pulitzer® was originally created in the late 1950’s and is an affluent brand with heritage and aesthetic based on the Palm Beach resort lifestyle. The brand is somewhat unique among women’s brands in that it has demonstrated multi-generational appeal, including: young women in college or recently graduated from college; young mothers with their daughters; and women who are not tied to the academic calendar. Lilly Pulitzer products can be found in our owned Lilly Pulitzer stores, Lilly Pulitzer Signature Stores, certain department and independent specialty stores as well as on our Lilly Pulitzer website. We also license the Lilly Pulitzer name for various product categories. As of October 29, 2011, we operated 16 Lilly Pulitzer retail stores.

Ben Sherman is a London-based designer, marketer and distributor of men’s branded sportswear and related products. Ben Sherman® was established in 1963 as an edgy, “Mod”-inspired shirt brand and throughout its history has been inspired by what is new and current in British art, music, culture and style. The brand has evolved into a British modernist lifestyle brand of apparel targeted at style conscious men ages 25 to 40 in multiple markets throughout the world. Ben Sherman products can be found in certain department stores, a variety of independent specialty stores and our owned and licensed Ben Sherman retail stores, as well as on Ben Sherman e-commerce websites. We also license the Ben Sherman name for various product categories. As of October 29, 2011, we operated 13 Ben Sherman full-price retail stores, comprised of six stores in the United Kingdom, five stores in the United States and two stores in Germany. As of October 29, 2011, we also operated four outlet stores in the United Kingdom and one outlet store in the Netherlands.

Lanier Clothes designs and markets branded and private label men’s tailored clothing including suits, sportcoats, suit separates and dress slacks across a wide range of price points. Certain Lanier Clothes products are sold using trademarks licensed to us by third parties, including Kenneth Cole®, Dockers®, Geoffrey Beene® and Ike Behar®. Lanier Clothes also offers branded products under our Billy London® and Arnold Brant® trademarks. In addition to the branded businesses, Lanier Clothes designs and sources private label products for certain customers. Significant private label brands include Stafford, Lands’ End, Alfani, Structure and Kenneth Roberts. Our Lanier Clothes products are sold to national chains, department stores, specialty stores, specialty catalog retailers and discount retailers throughout the United States.

Corporate and Other is a reconciling category for reporting purposes and includes our corporate office, substantially all financing activities, elimination of inter-segment sales, LIFO inventory accounting adjustments, other costs that are not allocated to the operating groups and operations of our other businesses which are not included in our four operating groups. The operations that are included in Corporate and Other include our Oxford Golf business and our Lyons, Georgia distribution center, which were previously allocated to our former Oxford Apparel operating group. LIFO inventory calculations are made on a legal entity basis which does not correspond to our operating group definitions; therefore, LIFO inventory accounting adjustments are not allocated to operating groups.

For further information regarding our operating groups, see Note 4 to our unaudited condensed consolidated financial statements included in this report and Part I, Item 1. Business in our Annual Report on Form 10-K for fiscal 2010.

RESULTS OF OPERATIONS

THIRD QUARTER OF FISCAL 2011 COMPARED TO THIRD QUARTER OF FISCAL 2010

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

Third Quarter
	Fiscal 2011		Fiscal 2010		$ Change	% Change
Net sales	$170,280	100.0%	$139,627	100.0%	$30,653	22.0%
Cost of goods sold	81,540	47.9%	65,942	47.2%	15,598	23.7%
Gross profit	88,740	52.1%	73,685	52.8%	15,055	20.4%
SG&A	84,862	49.8%	70,995	50.8%	13,867	19.5%
Amortization of intangible assets	299	0.2%	241	0.2%	58	24.1%
Change in fair value of contingent consideration	600	0.4%	—	—	600	NM
Royalties and other operating income	3,837	2.3%	3,982	2.9%	(145)	(3.6)%
Operating income	6,816	4.0%	6,431	4.6%	385	6.0%
Interest expense, net	3,705	2.2%	5,095	3.6%	(1,390)	(27.3)%
Loss on repurchase of senior secured notes	769	0.5%	—	—	769	NM
Earnings from continuing operations before income taxes	2,342	1.4%	1,336	1.0%	1,006	75.3%
Income taxes	731	0.4%	17	—	714	NM
Earnings from continuing operations	1,611	0.9%	1,319	0.9%	292	22.1%
Earnings from discontinued operations, net of taxes	13	NM	4,231	NM	(4,218)	NM
Net earnings	$1,624	NM	$5,550	NM	$(3,926)	NM

The discussion and tables below compare certain line items included in our statements of operations for the third quarter of fiscal 2011 to the third quarter of fiscal 2010. Each dollar and percentage change provided reflects the change between these periods unless indicated otherwise. Each dollar and share amount included in the tables is in thousands except for per share amounts.

Net Sales

Third Quarter
	Fiscal 2011	Fiscal 2010	$ Change	% Change
Tommy Bahama	$ 92,500	$ 81,131	$11,369	14.0%
Lilly Pulitzer	16,668	—	16,668	NM
Ben Sherman	25,191	25,528	(337)	(1.3)%
Lanier Clothes	33,080	30,820	2,260	7.3%
Corporate and Other	2,841	2,148	693	32.3%
Total net sales	$170,280	$139,627	$30,653	22.0%

Consolidated net sales increased $30.7 million, or 22.0%, in the third quarter of fiscal 2011 compared to the third quarter of fiscal 2010 primarily due to the net sales related to the Lilly Pulitzer business, which we acquired in the fourth quarter of fiscal 2010, and the increase in net sales at Tommy Bahama, each as discussed below.

Tommy Bahama:

The increase in net sales for Tommy Bahama reflects increases in both the direct to consumer and wholesale channels of distribution. Direct to consumer sales improved due to increased comparable retail store sales and sales at retail stores opened subsequent to the first day of the third quarter of fiscal 2010 as well as higher e-commerce sales. Wholesale sales also increased during the third quarter of fiscal 2011. Tommy Bahama apparel unit sales increased 7.3% due to the higher volume in each distribution channel, and the apparel average selling price per unit increased by 7.8%, primarily as a result of the higher product sales prices and sales mix. As of October 29, 2011, Tommy Bahama operated 94 retail stores compared to 86 retail stores as of October 30, 2010.

Lilly Pulitzer:

We acquired the Lilly Pulitzer brand and operations on December 21, 2010. Therefore, our consolidated operating results for the third quarter of fiscal 2010 did not include any operating activities for Lilly Pulitzer. Net sales for Lilly Pulitzer for the third quarter of fiscal 2011 were $16.7 million. By way of comparison, the Lilly Pulitzer brand and operations generated $14.2 million of net sales during the third quarter of fiscal 2010. The $16.7 million of net sales in the third quarter of fiscal 2011 reflects increases in each of the wholesale, retail and e-commerce channels of distribution.

Ben Sherman:

Net sales for Ben Sherman for the third quarter of fiscal 2011 were comparable to the net sales for the third quarter of fiscal 2010. The net sales for the third quarter of fiscal 2011 reflect a decrease in unit volume of 14.3%, which was partially offset by an increase in the average selling price per unit of 15.1%. The reduced unit volume was primarily the result of our continuing strategy to improve the wholesale distribution of the brand as reduced sales to certain moderate department stores have not yet been replaced with sales to targeted upper tier retailers. The increase in average selling price per unit was also due to our strategy to improve the wholesale distribution of the brand as well as the favorable foreign currency translation impact of a 2.2% change in average exchange rates between the two periods.

Lanier Clothes:

The increase in net sales for Lanier Clothes was primarily due to (1) an increase in the average selling price per unit of 5.6%, resulting from branded products, which typically have higher selling prices, representing a higher percentage of net sales for Lanier Clothes and (2) an increase in unit sales of 1.7%, reflecting the increased sales in branded products.

Corporate and Other:

Corporate and Other net sales primarily consisted of the net sales of our Oxford Golf business and our Lyons, Georgia distribution center. The increase in the net sales for Corporate and Other was primarily driven by the higher net sales in our Oxford Golf business during the third quarter of fiscal 2011.

Gross Profit

Third Quarter
	Fiscal 2011	Fiscal 2010	$ Change	% Change
Gross profit	$88,740	$73,685	$15,055	20.4%
Gross margin (gross profit as a % of net sales)	52.1%	52.8%
LIFO charges (credits) included in gross profit	$ 220	$ (265)

The increase in gross profit was primarily due to higher net sales, as discussed above. The lower gross margin was primarily due to lower gross margins in the Ben Sherman and Lanier Clothes operating groups as well as the unfavorable impact of LIFO accounting. These factors, which negatively impacted gross margin, were partially offset by the inclusion of the higher gross margin Lilly Pulitzer business. LIFO accounting included charges of $0.2 million in the third quarter of fiscal 2011 compared to $0.3 million of credits in the third quarter of fiscal 2010.  Gross margins in the third quarter are typically lower than gross margins in our other fiscal quarters due to the lower direct to consumer sales as a percentage of net sales in the third quarter compared to our other fiscal quarters. Our gross profit may not be directly comparable to those of our competitors, as statement of operations classification of certain expenses may vary by company.

SG&A

Third Quarter
	Fiscal 2011	Fiscal 2010	$ Change	% Change
SG&A	$84,862	$70,995	$13,867	19.5%
SG&A (as % of net sales)	49.8%	50.8%

The increase in SG&A was primarily due to the third quarter of fiscal 2011 including (1) $9.4 million of SG&A associated with Lilly Pulitzer and (2) the incremental SG&A associated with the costs of operating Tommy Bahama retail stores which opened subsequent to the first day of the third quarter of fiscal 2010. These increases were partially offset by lower incentive and stock compensation costs in the third quarter of fiscal 2011. A portion of our corporate incentive compensation costs shifted from the third quarter to the first half of fiscal 2011 as a result of our disposal of our former Oxford Apparel Group, which typically had a strong third quarter, and acquisition of the Lilly Pulitzer business, which typically has a stronger first half. We expect the total incentive compensation for the full year fiscal 2011 to be relatively flat with fiscal 2010 incentive compensation. SG&A as a percentage of net sales benefitted from leveraging, as our net sales increased at a greater rate than the increase in SG&A, as certain SG&A costs do not fluctuate with sales levels.

Amortization of Intangible Assets

Third Quarter
	Fiscal 2011	Fiscal 2010	$ Change	% Change
Amortization of intangible assets	$299	$241	$58	24.1%

Amortization of intangible assets reflects the amortization of acquired intangible assets for Tommy Bahama, Lilly Pulitzer and Ben Sherman. The increase in the third quarter of fiscal 2011 was due to the amortization of the intangible assets associated with the Lilly Pulitzer business. We anticipate that amortization of intangible assets for the full year fiscal 2011 will be approximately $1.2 million.

Change in fair value of contingent consideration

Third Quarter
	Fiscal 2011	Fiscal 2010	$ Change	% Change
Change in fair value of contingent consideration	$600	$—	$600	NM

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

Royalties and other operating income

Third Quarter
	Fiscal 2011	Fiscal 2010	$ Change	% Change
Royalties and other operating income	$3,837	$3,982	$(145)	(3.6)%

The decrease in royalties and other operating income was primarily due to the decline in Ben Sherman royalty income, which was largely offset by the inclusion of the royalty income associated with the recently acquired Lilly Pulitzer business.

Operating income (loss)

	Third Quarter
	Fiscal 2011	Fiscal 2010	$ Change	% Change
Tommy Bahama	$ 4,624	$ 3,440	$ 1,184	34.4%
Lilly Pulitzer	(363)	—	(363)	NM
Ben Sherman	301	1,684	(1,383)	(82.1)%
Lanier Clothes	4,331	5,345	(1,014)	(19.0)%
Corporate and Other	(2,077)	(4,038)	1,961	48.6%
Total operating income	$ 6,816	$ 6,431	$ 385	6.0%
LIFO charges (credits) included in operating income	$ 220	$ (265)
Change in fair value of contingent consideration included in operating income	$ 600	$ —

Operating income, on a consolidated basis, increased to $6.8 million in the third quarter of fiscal 2011 from $6.4 million in the third quarter of fiscal 2010. The $0.4 million increase in operating income was primarily due to improved operating results in Corporate and Other and Tommy Bahama, which were partially offset by lower operating results in Ben Sherman and Lanier Clothes, each as discussed below.

Tommy Bahama:

	Third Quarter
	Fiscal 2011	Fiscal 2010	$ Change	% Change
Net sales	$ 92,500	$ 81,131	$ 11,369	14.0%
Operating income	$ 4,624	$ 3,440	$ 1,184	34.4%
Operating income as % of net sales	5.0%	4.2%

The increase in operating income for Tommy Bahama was primarily due to the increased net sales, which were partially offset by increased SG&A. The higher SG&A, which increased at a lower percentage than the sales increase, was primarily associated with the cost of operating additional retail stores during the third quarter of fiscal 2011. The third quarter is expected to be the weakest operating income quarter for Tommy Bahama as its direct to consumer sales are typically lower during the third quarter.

Lilly Pulitzer:

Third Quarter
	Fiscal 2011	Fiscal 2010
Net sales	$ 16,668	$ —
Operating income	$ (363)	$ —
Operating income as % of net sales	(2.2)%	—
Change in fair value of contingent consideration included in operating income	$ 600	$ —

We acquired the Lilly Pulitzer brand and operations on December 21, 2010. Therefore, there was no operating income for Lilly Pulitzer included in our consolidated operating results in the third quarter of fiscal 2010. The third quarter of fiscal 2011 operating results were negatively impacted by the $0.6 million charge related to the change in the fair value of contingent consideration, as discussed above and in our Annual Report on Form 10-K for fiscal 2010.  The third quarter is expected to be the weakest operating income quarter for Lilly Pulitzer as its direct to consumer sales are typically lower during the third quarter.

Ben Sherman:

	Third Quarter
	Fiscal 2011	Fiscal 2010	$ Change	% Change
Net sales	$ 25,191	$ 25,528	$ (337)	(1.3)%
Operating income	$ 301	$ 1,684	$ (1,383)	(82.1)%
Operating income as % of net sales	1.2%	6.6%

The Ben Sherman operating results declined, despite comparable net sales levels, primarily as a result of gross margin erosion and decreased royalty income. The gross margin erosion primarily reflects higher product costs, which in most cases were not passed on to Ben Sherman customers.

Lanier Clothes:

	Third Quarter
	Fiscal 2011	Fiscal 2010	$ Change	% Change
Net sales	$ 33,080	$ 30,820	$ 2,260	7.3%
Operating income	$ 4,331	$ 5,345	$ (1,014)	(19.0)%
Operating income as % of net sales	13.1%	17.3%

The decrease in operating income, despite higher net sales, for Lanier Clothes was the result of increased gross margin pressures and higher SG&A, including royalty and advertising expenses, associated with the increased branded sales during the third quarter of fiscal 2011.

Corporate and Other:

	Third Quarter
	Fiscal 2011	Fiscal 2010	$ Change	% Change
Net sales	$ 2,841	$ 2,148	$ 693	32.3%
Operating loss	$ (2,077)	$ (4,038)	$ 1,961	48.6%
LIFO charges (credits) included in operating loss	$ 220	$ (265)

The Corporate and Other operating results improved $2.0 million from a loss of $4.0 million in the third quarter of fiscal 2010 to a loss of $2.1 million in the third quarter of fiscal 2011. The improved operating results were primarily due to (1) lower incentive and stock compensation costs and (2) income from transition service fees related to our former Oxford Apparel operating group, which was sold in the fourth quarter of fiscal 2010, which were partially offset by the unfavorable impact of LIFO accounting. The decrease in Corporate and Other incentive compensation is primarily due to a shift of incentive compensation for Corporate and Other from the third quarter to prior quarters in fiscal 2011 as a result of the disposal of our former Oxford Apparel operating group, which historically had a strong third quarter, and the acquisition of the Lilly Pulitzer business and operations, which are stronger in the first half of the fiscal year. The third quarter of fiscal 2011 included LIFO accounting charges of $0.2 million compared to credits of $0.3 million in the third quarter of fiscal 2010.

Interest expense, net

	Third Quarter
	Fiscal 2011	Fiscal 2010	$ Change	% Change
Interest expense, net	$ 3,705	$ 5,095	$ (1,390)	(27.3)%

Interest expense for the third quarter of fiscal 2011 decreased from interest expense in the third quarter of fiscal 2010 primarily due to the reduction in our debt levels as a result of our repurchase of $45.0 million in aggregate principal amount of our 11 3/8% Senior Secured Notes in the first nine months of fiscal 2011. Interest expense for both periods primarily reflects (1) interest incurred in relation to our outstanding 11 3/8% Senior Secured Notes, (2) amortization of deferred financing costs associated with our outstanding 11 3/8% Senior Secured Notes and our U.S. Revolving Credit Agreement and (3) interest associated with our U.K. Revolving Credit Agreement. Unless there are significant changes to our capital structure, interest expense for future quarters should not be materially different than interest expense for the third quarter of fiscal 2011 as substantially all of the 11 3/8% Senior Secured Notes that were repurchased during the first nine months of fiscal 2011 were repurchased during the second quarter of fiscal 2011.

Loss on repurchase of senior secured notes

Third Quarter
	Fiscal 2011	Fiscal 2010	$ Change	% Change
Loss on repurchase of senior secured notes	$ 769	$ —	$ 769	NM

In the third quarter of fiscal 2011, we repurchased, in a privately negotiated transaction, $5.0 million in aggregate principal amount of our 11 3/8% Senior Secured Notes for $5.6 million, plus accrued interest, using cash on hand. The repurchase of the 11 3/8% Senior Secured Notes and related write-off of approximately $0.2 million of unamortized deferred financing costs and discount resulted in a loss on repurchase of senior secured notes of approximately $0.8 million.

Income taxes

	Third Quarter
	Fiscal 2011	Fiscal 2010	$ Change	% Change
Income taxes	$ 731	$ 17	$ 714	NM
Effective tax rate	31.2%	1.3%

Income tax expense for the third quarter of fiscal 2011 increased compared to the third quarter of fiscal 2010, primarily due to the higher earnings from continuing operations in the third quarter of fiscal 2011 as well as an increase in the effective tax rate. Income taxes for both periods were impacted by certain discrete items and permanent differences, which resulted in a favorable impact on the effective tax rate. However, the impact on the effective tax rate was much more significant in the third quarter of fiscal 2010 due to the lower earnings levels for the quarter and the full year in fiscal 2010. The effective tax rate for the third quarter of fiscal 2011 is a better indicator of anticipated effective tax rates for future periods than the third quarter of fiscal 2010. However, the effective tax rate in the future may be even higher if our earnings levels increase as the incremental earnings will likely be taxed at rates more closely aligned with statutory tax rates.

Net earnings

Third Quarter
	Fiscal 2011	Fiscal 2010
Earnings from continuing operations	$ 1,611	$ 1,319
Earnings from continuing operations per diluted common share	$ 0.10	$ 0.08
Earnings from discontinued operations, net of taxes	$ 13	$ 4,231
Earnings from discontinued operations per diluted common share	$ 0.00	$ 0.26
Net earnings	$ 1,624	$ 5,550
Net earnings per diluted common share	$ 0.10	$ 0.33
Weighted average common shares outstanding-diluted	16,517	16,576

The increase in earnings from continuing operations was primarily due to improved operating results in Corporate and Other and Tommy Bahama, as well as lower interest expense, each as discussed above. These favorable items were partially offset by lower operating results in Ben Sherman and Lanier Clothes, as well as the loss on repurchase of senior secured notes, each as discussed above.

Earnings from discontinued operations reflect the operations related to substantially all of our former Oxford Apparel operating group, which we sold in the fourth quarter of fiscal 2010. The operating results of the discontinued operations reflect substantially all of the normal operating activities of our former Oxford Apparel operating group in the third quarter of fiscal 2010, but only reflect certain wind-down and transition activities in the third quarter of fiscal 2011. We do not anticipate significant operating income (loss) or cash flows associated with discontinued operations subsequent to the third quarter of fiscal 2011.

FIRST NINE MONTHS OF FISCAL 2011 COMPARED TO FIRST NINE MONTHS OF FISCAL 2010

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

	First Nine Months
	Fiscal 2011		Fiscal 2010		$ Change	% Change
Net sales	$ 559,234	100.0%	$ 446,233	100.0%	$ 113,001	25.3%
Cost of goods sold	249,897	44.7%	203,823	45.7%	46,074	22.6%
Gross profit	309,337	55.3%	242,410	54.3%	66,927	27.6%
SG&A	264,050	47.2%	220,328	49.4%	43,722	19.8%
Amortization of intangible assets	897	0.2%	719	0.2%	178	24.8%
Change in fair value of contingent consideration	1,800	0.3%	—	—	1,800	NM
Royalties and other operating income	12,650	2.3%	11,218	2.5%	1,432	12.8%
Operating income	55,240	9.9%	32,581	7.3%	22,659	69.5%
Interest expense, net	12,777	2.3%	15,115	3.4%	(2,338)	(15.5)%
Loss on repurchase of senior secured notes	9,017	1.6%	—	—	9,017	NM
Earnings from continuing operations before income taxes	33,446	6.0%	17,466	3.9%	15,980	91.5%
Income taxes	11,255	2.0%	2,944	0.7%	8,311	282.3%
Earnings from continuing operations	22,191	4.0%	14,522	3.3%	7,669	52.8%
Earnings from discontinued operations, net of taxes	137	NM	10,744	NM	(10,607)	NM
Net earnings	$ 22,328	NM	$ 25,266	NM	$ (2,938)	NM

The discussion and tables below compare certain line items included in our statements of operations for the first nine months of fiscal 2011 to the first nine months of fiscal 2010. Each dollar and percentage change provided reflects the change between these periods unless indicated otherwise. Each dollar and share amount included in the tables is in thousands except for per share amounts.

Net Sales

	First Nine Months
	Fiscal 2011	Fiscal 2010	$ Change	% Change
Tommy Bahama	$ 324,546	$ 289,585	$ 34,961	12.1%
Lilly Pulitzer	71,364	—	71,364	NM
Ben Sherman	65,505	66,028	(523)	(0.8)%
Lanier Clothes	88,995	83,984	5,011	6.0%
Corporate and Other	8,824	6,636	2,188	33.0%
Total net sales	$ 559,234	$ 446,233	$ 113,001	25.3%

Consolidated net sales increased $113.0 million, or 25.3%, in the first nine months of fiscal 2011 compared to the first nine months of fiscal 2010 primarily due to the net sales related to the Lilly Pulitzer business and the increase in net sales at Tommy Bahama, each as discussed below.

Tommy Bahama:

The increase in net sales for Tommy Bahama was primarily driven by increased direct to consumer sales resulting from improved comparable retail store sales and sales at retail stores opened during fiscal 2010 and fiscal 2011 as well as higher e-commerce sales. Wholesale and restaurant sales also increased during the first nine months of fiscal 2011. Tommy Bahama unit sales increased 5.4% due to the higher volume in each distribution channel, and the average selling price per unit increased 7.0%, primarily as a result of the higher proportion of net sales from the direct to consumer channel of distribution and higher product sales prices generally. As of October 29, 2011, Tommy Bahama operated 94 retail stores compared to 86 retail stores as of October 30, 2010.

Lilly Pulitzer:

We acquired the Lilly Pulitzer brand and operations on December 21, 2010. Therefore, our consolidated operating results for the first nine months of fiscal 2010 did not include any operating activities for Lilly Pulitzer. Net sales for Lilly Pulitzer for the first nine months of fiscal 2011 were $71.4 million. By way of comparison, the Lilly Pulitzer brand and operations generated $56.5 million of net sales during the first nine months of fiscal 2010. The $71.4 million of net sales in the first nine months of fiscal 2011 reflects increases in each of the wholesale, retail and e-commerce channels of distribution.

Ben Sherman:

Net sales for Ben Sherman for the first nine months of fiscal 2011 were comparable to the net sales for the first nine months of fiscal 2010, despite the first nine months of fiscal 2010 including $2.0 million of net sales associated with the previously exited women’s and footwear businesses with no such sales in the first nine months of fiscal 2011. The net sales for the first nine months of fiscal 2011 reflect a decrease in unit volume of 18.1%, which was partially offset by an increase in the average selling price per unit of 21.1%. The reduced unit volume was primarily the result of our continuing strategy to improve the wholesale distribution of the brand, as reduced sales to certain moderate department stores have not yet been replaced with sales to targeted upper tier retailers, as well as the lack of sales associated with our previously exited women’s and footwear businesses in the first nine months of fiscal 2011. The increase in average selling price per unit was due to (1) our strategy to improve the wholesale distribution of the brand, (2) the favorable foreign currency translation impact of a 5.2% change in average exchange rates between the two periods and (3) the lack of any net sales associated with the previously exited women’s and footwear businesses, much of which was sold at close out prices, in the first nine months of fiscal 2011.

Lanier Clothes:

The increase in net sales for Lanier Clothes was primarily due to increased net sales in branded tailored clothing products. The increase in unit sales of 2.4% was primarily driven by the increased sales in the branded businesses. The average selling price per unit increased 3.5% as a result of the change in sales mix as our branded tailored clothing products, which typically have a higher average selling price than our private label products, represented a greater percentage of net sales for Lanier Clothes in the first nine months of fiscal 2011.

Corporate and Other:

Corporate and Other net sales primarily consisted of the net sales of our Oxford Golf business and our Lyons, Georgia distribution center. The increase in the net sales for Corporate and Other was primarily driven by the higher net sales in our Oxford Golf business during the first nine months of fiscal 2011.

Gross Profit

	First Nine Months
	Fiscal 2011	Fiscal 2010	$ Change	% Change
Gross profit	$ 309,337	$ 242,410	$ 66,927	27.6%
Gross margin (gross profit as a % of net sales)	55.3%	54.3%
LIFO charges included in gross profit	$ 6	$ 1,362
Write-up of acquired inventory included in gross profit	$ 996	$ —

The increase in gross profit was primarily due to higher net sales, as discussed above, and increased gross margins. The increase in gross margins was primarily due to changes in the sales mix for the first nine months of fiscal 2011 compared to the first nine months of fiscal 2010. The changes in sales mix included (1) the inclusion of Lilly Pulitzer operating results, (2) direct to consumer sales, which generally have higher gross margins than wholesale sales, making up a larger proportion of Tommy Bahama sales, and (3) the impact of LIFO accounting, which included $0.0 million of charges in the first nine months of fiscal 2011 compared to $1.4 million of charges in the first nine months of fiscal 2010. These positive items were partially offset by the negative impact on our gross profit of the gross margin declines in Ben Sherman and Lanier Clothes in the first nine months of fiscal 2011 and approximately $1.0 million of first quarter fiscal 2011 charges to cost of goods sold in Lilly Pulitzer resulting from the write-up of acquired inventory to fair value pursuant to the purchase method of accounting in connection with the sale of acquired inventory. We do not anticipate that there will be any such charges to cost of goods sold in Lilly Pulitzer in future periods.  Our gross profit may not be directly comparable to those of our competitors, as statement of operations classification of certain expenses may vary by company.

SG&A

	First Nine Months
	Fiscal 2011	Fiscal 2010	$ Change	% Change
SG&A	$ 264,050	$ 220,328	$ 43,722	19.8%
SG&A (as % of net sales)	47.2%	49.4%

The increase in SG&A was primarily due to the first nine months of fiscal 2011 including (1) $29.4 million of SG&A associated with Lilly Pulitzer and (2) the incremental SG&A associated with the costs of operating Tommy Bahama retail stores which opened during fiscal 2010 and fiscal 2011. SG&A as a percentage of net sales benefitted from leveraging, as our net sales increased at a greater rate than the increase in SG&A, as certain SG&A costs do not fluctuate with sales levels.

Amortization of Intangible Assets

	First Nine Months
	Fiscal 2011	Fiscal 2010	$ Change	% Change
Amortization of intangible assets	$ 897	$ 719	$ 178	24.8%

Amortization of intangible assets reflects the amortization of acquired intangible assets for Tommy Bahama, Lilly Pulitzer and Ben Sherman. The increase in amortization of intangible assets is due to the amortization of the intangible assets associated with the Lilly Pulitzer business, which was acquired in the fourth quarter of fiscal 2010. We anticipate that amortization of intangible assets for the full year fiscal 2011 will be approximately $1.2 million.

Change in fair value of contingent consideration

First Nine Months
	Fiscal 2011	Fiscal 2010	$ Change	% Change
Change in fair value of contingent consideration	$ 1,800	$ —	$ 1,800	NM

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

Royalties and other operating income

	First Nine Months
	Fiscal 2011	Fiscal 2010	$ Change	% Change
Royalties and other operating income	$ 12,650	$ 11,218	$ 1,432	12.8%

The increase in royalties and other operating income was primarily due to increased royalty income in Tommy Bahama as well as royalty income associated with the recently acquired Lilly Pulitzer business.

Operating income (loss)

	First Nine Months
	Fiscal 2011	Fiscal 2010	$ Change	% Change
Tommy Bahama	$ 45,381	$ 35,473	$ 9,908	27.9%
Lilly Pulitzer	12,264	—	12,264	NM
Ben Sherman	(2,281)	1,608	(3,889)	NM
Lanier Clothes	11,319	12,513	(1,194)	(9.5)%
Corporate and Other	(11,443)	(17,013)	5,570	32.7%
Total operating income	$ 55,240	$ 32,581	$ 22,659	69.5%
LIFO charges included in operating income	$ 6	$ 1,362
Write-up of acquired inventory included in operating income	$ 996	$ —
Change in fair value of contingent consideration included in operating income	$ 1,800	$ —

Operating income, on a consolidated basis, increased to $55.2 million in the first nine months of fiscal 2011 from $32.6 million in the first nine months of fiscal 2010. The $22.7 million increase in operating income was primarily due to (1) the inclusion of the operating income for Lilly Pulitzer, (2) higher net sales and improved operating results in Tommy Bahama, (3) a more favorable LIFO accounting impact and (4) lower operating expenses in Corporate and Other. These positive items were partially offset by (1) lower operating results in the Ben Sherman and Lanier Clothes operating groups, (2) the negative impact of a $1.0 million charge to cost of goods sold associated with purchase accounting in Lilly Pulitzer and (3) the $1.8 million charge related to the change in fair value of contingent consideration. Changes in operating income by operating group are discussed below.

Tommy Bahama:

	First Nine Months
	Fiscal 2011	Fiscal 2010	$ Change	% Change
Net sales	$ 324,546	$ 289,585	$ 34,961	12.1%
Operating income	$ 45,381	$ 35,473	$ 9,908	27.9%
Operating income as % of net sales	14.0%	12.2%

The increase in operating income for Tommy Bahama was primarily due to the increased net sales and improved gross margins due to a greater proportion of direct to consumer sales as a percentage of total Tommy Bahama sales. These favorable items were partially offset by increased SG&A associated with the cost of operating additional retail stores during the first nine months of fiscal 2011 and higher compensation costs.

Lilly Pulitzer:

First Nine Months
	Fiscal 2011	Fiscal 2010
Net sales	$ 71,364	$ —
Operating income	$ 12,264	$ —
Operating income as % of net sales	17.2%	—
Write-up of acquired inventory included in operating income	$ 996	$ —
Change in fair value of contingent consideration included in operating income	$ 1,800	$ —

We acquired the Lilly Pulitzer brand and operations on December 21, 2010. Therefore, there was no operating income for Lilly Pulitzer included in our consolidated operating results in the first nine months of fiscal 2010. The operating results for the first nine months of fiscal 2011, which we expect will provide the great majority of all of Lilly Pulitzer’s operating income for fiscal 2011, were very strong. The operating results for the first nine months reflect an increase in operating income from the prior year comparable period, which were not included in our consolidated operating results, and continue to indicate the strength and potential opportunity of the Lilly Pulitzer brand. The first nine months of fiscal 2011 operating results were negatively impacted by approximately $1.0 million of charges in the first quarter to cost of goods sold resulting from the write-up of acquired inventory to fair value pursuant to the purchase method of accounting in connection with the sale of acquired inventory. U.S. GAAP requires that all assets acquired as part of an acquisition, including inventory, be recorded at fair value, rather than its original cost. This write-up was recognized as an increase to cost of goods sold as the inventory is sold in the ordinary course of business. We do not anticipate that there will be any such charges to cost of goods sold in future periods. Additionally, the Lilly Pulitzer operating results for the first nine months of fiscal 2011 included a $1.8 million charge related to the change in the fair value of contingent consideration, as discussed above and in our Annual Report on Form 10-K for fiscal 2010.

Ben Sherman:

	First Nine Months
	Fiscal 2011	Fiscal 2010	$ Change	% Change
Net sales	$ 65,505	$ 66,028	$ (523)	(0.8)%
Operating income (loss)	$ (2,281)	$ 1,608	$ (3,889)	NM
Operating income (loss) as % of net sales	(3.5)%	2.4%

The decrease in operating income for Ben Sherman, despite comparable sales levels, was primarily the result of gross profit margin erosion. The gross margin erosion primarily reflects higher product costs, which in most cases were not passed on to Ben Sherman customers.

Lanier Clothes:

	First Nine Months
	Fiscal 2011	Fiscal 2010	$ Change	% Change
Net sales	$ 88,995	$ 83,984	$ 5,011	6.0%
Operating income	$ 11,319	$ 12,513	$ (1,194)	(9.5)%
Operating income as % of net sales	12.7%	14.9%

The decrease in operating income for Lanier Clothes, despite higher sales levels, was primarily the result of increased gross margin pressures and increased SG&A, including higher royalty and advertising expenses, as a result of the higher branded sales, during the first nine months of fiscal 2011.

Corporate and Other:

	First Nine Months
	Fiscal 2011	Fiscal 2010	$ Change	% Change
Net sales	$ 8,824	$ 6,636	$ 2,188	33.0%
Operating loss	$ (11,443)	$ (17,013)	$ 5,570	32.7%
LIFO charges included in operating loss	$ 6	$ 1,362

The Corporate and Other operating results improved by $5.6 million from a loss of $17.0 million in the first nine months of fiscal 2010 to a loss of $11.4 million in the first nine months of fiscal 2011. The improved operating results for the first nine months of fiscal 2011 were primarily due to (1) lower employee compensation costs, (2) transition services fees related to our former Oxford Apparel operating group and (3) the net impact of LIFO accounting. The first nine months of fiscal 2011 included LIFO accounting charges of $0.0 million and the first nine months of fiscal 2010 included LIFO accounting charges of $1.4 million.

Interest expense, net

	First Nine Months
	Fiscal 2011	Fiscal 2010	$ Change	% Change
Interest expense, net	$ 12,777	$ 15,115	$ (2,338)	(15.5)%

Interest expense for the first nine months of fiscal 2011 decreased from interest expense in the first nine months of fiscal 2010 due to the reduction in debt levels as a result of our repurchase of $45.0 million in aggregate principal amount of our 11 3/8% Senior Secured Notes in the first nine months of fiscal 2011. Interest expense for both periods primarily reflects (1) interest incurred in relation to our outstanding 11 3/8% Senior Secured Notes, (2) amortization of deferred financing costs associated with our outstanding 11 3/8% Senior Secured Notes and our U.S. Revolving Credit Agreement and (3) interest associated with our U.K. Revolving Credit Agreement. As we repurchased $45.0 million in aggregate principal amount of our 11 3/8% Senior Secured Notes in the first nine months of fiscal 2011, interest expense for the first nine months of fiscal 2011 is not indicative of interest expense in future periods.

Loss on repurchase of senior secured notes

First Nine Months
	Fiscal 2011	Fiscal 2010	$ Change	% Change
Loss on repurchase of senior secured notes	$ 9,017	$ —	$ 9,017	NM

In the first nine months of fiscal 2011, we repurchased, in privately negotiated transactions, $45.0 million in aggregate principal amount of our 11 3/8% Senior Secured Notes for $52.2 million, plus accrued interest, using cash on hand. The repurchase of the 11 3/8% Senior Secured Notes and related write-off of approximately $1.8 million of unamortized deferred financing costs and discount resulted in a loss on repurchase of senior secured notes of approximately $9.0 million.

Income taxes

	First Nine Months
	Fiscal 2011	Fiscal 2010	$ Change	% Change
Income taxes	$ 11,255	$ 2,944	$ 8,311	282.3%
Effective tax rate	33.7%	16.9%

Income tax expense for the first nine months of fiscal 2011 increased compared to the first nine months of fiscal 2010, primarily due to higher earnings in the first nine months of fiscal 2011 as well as an increase in the effective tax rate. Income taxes for both periods were impacted by certain discrete items and permanent differences, which resulted in a favorable impact on the effective tax rate. However, the impact on the effective tax rate was much more significant in the first nine months of fiscal 2010 due to the lower earnings level in fiscal 2010 and the magnitude of the discrete items, including a decrease in income tax contingency reserves upon the expiration of the corresponding statute of limitations, favorable permanent differences, tax credits and changes in enacted tax rates. The effective tax rate for the first nine months of fiscal 2011 is a better indicator of anticipated effective tax rates for future periods than the first nine months of fiscal 2010; however, the effective tax rate in the future may be even higher if our earnings levels increase as the incremental earnings will likely be taxed at rates more closely aligned with statutory tax rates.

Net earnings

First Nine Months
	Fiscal 2011	Fiscal 2010
Earnings from continuing operations	$ 22,191	$ 14,522
Earnings from continuing operations per diluted common share	$ 1.34	$ 0.88
Earnings from discontinued operations, net of taxes	$ 137	$ 10,744
Earnings from discontinued operations per diluted common share	$ 0.01	$ 0.65
Net earnings	$ 22,328	$ 25,266
Net earnings per diluted common share	$ 1.35	$ 1.53
Weighted average common shares outstanding-diluted	16,527	16,545

The increase in earnings from continuing operations was primarily due to the inclusion of the Lilly Pulitzer operating results, higher operating income in our Tommy Bahama operating group and improved operating results in Corporate and Other, each as discussed above. These improvements were partially offset by the $9.0 million loss on repurchase of certain of our 11 3/8% Senior Secured Notes and lower operating results in Ben Sherman and Lanier Clothes, each as discussed above.

Earnings from discontinued operations reflect the operations related to substantially all of our former Oxford Apparel operating group, which we sold in the fourth quarter of fiscal 2010. The operating results of the discontinued operations reflect substantially all of the normal operating activities of our former Oxford Apparel operating group in the first nine months of fiscal 2010, but only reflect certain wind-down and transition activities and an adjustment to the gain on sale upon finalization of the working capital adjustment in the first nine months of fiscal 2011. We do not anticipate significant operating income (loss) or cash flows associated with discontinued operations subsequent to the third quarter of fiscal 2011.

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

Key Liquidity Measures

($ in thousands)	October 29, 2011	January 29, 2011	October 30, 2010	January 30, 2010
Current assets	$ 197,358	$ 268,913	$ 241,983	$ 191,906
Current liabilities	103,236	147,091	124,774	96,450
Working capital	$ 94,122	$ 121,822	$ 117,209	$ 95,456
Working capital ratio	1.91	1.83	1.94	1.99
Debt to total capital ratio	35%	45%	57%	58%

Our working capital ratio is calculated by dividing total current assets by total current liabilities, including assets and liabilities related to discontinued operations. Both current assets and current liabilities decreased from October 30, 2010 to October 29, 2011, primarily as a result of our sale of our former Oxford Apparel operating group and the reduction in cash resulting from our repurchase of certain of our 11 3/8% Senior Secured Notes in the first nine months of fiscal 2011. These decreases were partially offset by the inclusion of the Lilly Pulitzer current assets and current liabilities as well as the changes in current assets and current liabilities described below.

For the ratio of debt to total capital, debt is defined as short-term and long-term debt, and total capital is defined as debt plus shareholders’ equity. The change in the debt to total capital ratio from October 30, 2010 to October 29, 2011 was primarily a result of (1) the proceeds received from the sale of our Oxford Apparel operations and assets in fiscal 2010, (2) earnings from continuing operations and discontinued operations during the twelve months subsequent to October 30, 2010, which resulted in an increase in shareholders’ equity during the period, and (3) a decrease in debt resulting from our repurchase of $45.0 million aggregate principal amount of our 11 3/8% Senior Secured Notes during the first nine months of fiscal 2011. Our debt levels and ratio of debt to total capital in future periods may not be comparable to historical amounts due to the impact of the Oxford Apparel sale in fiscal 2010 and our repurchase of 11 3/8% Senior Secured Notes in the first nine months of fiscal 2011, and as we continue to assess our capital structure. Changes in our capital structure in the future, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Balance Sheet

The following tables set forth certain information included in our consolidated balance sheets (in thousands). Below each table are explanations for any significant changes in the balances from October 30, 2010 to October 29, 2011.

Current Assets:

	October 29, 2011	January 29, 2011	October 30, 2010	January 30, 2010
Cash and cash equivalents	$ 4,962	$ 44,094	$ 4,376	$ 8,288
Receivables, net	66,372	50,177	58,900	44,690
Inventories, net	91,003	85,338	63,484	58,180
Prepaid expenses, net	17,425	12,554	14,663	10,508
Deferred tax assets	17,596	19,005	15,624	13,875
Total current assets related to continuing operations	197,358	211,168	157,047	135,541
Assets related to discontinued operations	—	57,745	84,936	56,365
Total current assets	$ 197,358	$ 268,913	$ 241,983	$ 191,906

Cash and cash equivalents as of October 29, 2011 and October 30, 2010 were comparable as we had certain amounts outstanding under our revolving credit lines as of both dates and utilized any net positive cash flows to reduce our debt levels. Subsequent to October 30, 2010, we generated positive cash flow from (1) the sale of our Oxford Apparel assets and operations, (2) our continuing operations and (3) our discontinued operations. These positive cash flows were partially offset by (1) the $60 million closing date purchase price of the Lilly Pulitzer brand and operations, (2) the repurchase of $45.0 million in aggregate principal amount of our 11 3/8% Senior Secured Notes in the first nine months of fiscal 2011, (3) capital expenditures incurred during the twelve months subsequent to October 30, 2010 and (4) the payment of dividends subsequent to October 30, 2010. Receivables, net as of October 29, 2011 increased compared to October 30, 2010 primarily due to the receivables associated with our Lilly Pulitzer business as of October 29, 2011. Inventories, net as of October 29, 2011 increased from October 30, 2010, primarily due to (1) anticipated sales increases in all operating groups, (2) the addition of the Lilly Pulitzer business, (3) new Tommy Bahama retail stores and (4) higher product costs. The increase in prepaid expenses, net from October 30, 2010 to October 29, 2011 was primarily due to the timing of payment of certain expenses, including income taxes, and the prepaid expenses associated with the Lilly Pulitzer business. Deferred tax assets have increased from October 30, 2010 primarily as a result of the change in book to tax differences associated with receivables, inventories and other reserves partially offset by the impact of the vesting of certain restricted stock awards. The decrease in assets related to discontinued operations was primarily a result of the sale of the Oxford Apparel operations in the fourth quarter of fiscal 2010.

Non-current Assets:

	October 29, 2011	January 29, 2011	October 30, 2010	January 30, 2010
Property and equipment, net	$ 91,121	$ 83,895	$ 74,721	$ 78,425
Intangible assets, net	166,082	166,680	136,584	137,462
Goodwill	16,555	16,866	—	—
Other non-current assets, net	18,385	22,117	21,181	17,381
Total non-current assets, net	292,143	289,558	232,486	233,268

The increase in property and equipment, net, at October 29, 2011 was primarily due to assets associated with our Lilly Pulitzer business and capital expenditures subsequent to October 30, 2010, which were partially offset by depreciation expense subsequent to October 30, 2010. The increase in intangible assets, net and goodwill was primarily related to the intangible assets and goodwill acquired as part of our acquisition of Lilly Pulitzer during the fourth quarter of fiscal 2010. The decrease in other non-current assets was primarily due to the amortization and write-off of deferred financing costs and changes in deferred compensation asset balances subsequent to October 30, 2010.

Liabilities:

	October 29, 2011	January 29, 2011	October 30, 2010	January 30, 2010
Current liabilities related to continuing operations	$ 103,236	$ 106,306	$ 103,232	$ 77,508
Long-term debt, less current maturities	103,290	147,065	146,900	146,408
Other non-current liabilities	53,873	55,441	47,351	49,478
Non-current deferred income taxes	30,738	28,846	27,753	28,421
Total liabilities related to continuing operations	$ 291,137	$ 337,658	$ 325,236	$ 301,815
Liabilities related to discontinued operations	$ —	$ 40,785	$ 21,542	$ 18,942
Total liabilities	$ 291,137	$ 378,443	$ 346,778	$ 320,757

The decrease in long-term debt was primarily due to our repurchase of $45.0 million aggregate principal amount of our 11 3/8% Senior Secured Notes during the first nine months of fiscal 2011. The increase in other non-current liabilities from October 30, 2010 primarily resulted from the contingent consideration liability recognized as part of the acquisition of Lilly Pulitzer in the fourth quarter of fiscal 2010, which was partially offset by decreases in environmental reserve liabilities, deferred rent and deferred compensation balances subsequent to October 30, 2010.  The increase in non-current deferred income taxes from October 30, 2010 was primarily due to book to tax differences related to depreciation charges, changes in deferred compensation liabilities and environmental reserves, capitalized acquisition costs and changes in enacted tax rates. The decrease in liabilities related to discontinued operations was due to the sale of the business during the fourth quarter of fiscal 2010.

Statement of Cash Flows

The following table sets forth the net cash flows for the first nine months of fiscal 2011 and the first nine months of fiscal 2010 (in thousands):

	First Nine Months
	Fiscal 2011	Fiscal 2010
Net cash provided by operating activities	$ 19,434	$ 8,757
Net cash used in investing activities	(22,846)	(9,357)
Net cash (used in) provided by financing activities	(53,297)	11,678
Net cash provided by (used in) discontinued operations	17,479	(14,972)
Net change in cash and cash equivalents	$ (39,230)	$ (3,894)

Cash and cash equivalents on hand was $5.0 million and $4.4 million at October 29, 2011 and October 30, 2010, respectively. Changes in cash flows in the first nine months of fiscal 2011 and the first nine months of fiscal 2010 related to operating activities, investing activities, financing activities and discontinued operations are discussed below.

Operating Activities:

The operating cash flows for the first nine months of fiscal 2011 and the first nine months of fiscal 2010 of $19.4 million and $8.8 million, respectively, were primarily the result of net earnings for the relevant period, adjusted for non-cash activities such as depreciation, amortization, stock compensation expense and loss on repurchase of senior secured notes, as well as changes in our working capital accounts. The increase in cash flow from operations between the two periods was primarily due to the higher earnings in the first nine months of fiscal 2011. In the first nine months of fiscal 2011, the more significant changes in working capital were an increase in receivables, a decrease in current liabilities, an increase in inventories and an increase in prepaid expenses, each of which decreased cash. In the first nine months of fiscal 2010, the more significant changes in working capital were an increase in receivables, inventories and prepaid expenses, each of which decreased cash, partially offset by an increase in current liabilities, which increased cash.

Investing Activities:

During the first nine months of fiscal 2011 and the first nine months of fiscal 2010, investing activities used $22.8 million and $9.4 million, respectively, of cash. These capital expenditures in both the first nine months of fiscal 2011 and the first nine months of fiscal 2010 primarily related to costs associated with new retail stores, retail store remodeling, information technology investments and distribution center enhancements.

Financing Activities:

During the first nine months of fiscal 2011 and the first nine months of fiscal 2010, financing activities used $53.3 million and provided $11.7 million, respectively, of cash. In the first nine months of fiscal 2011, we paid $52.2 million for the repurchase of $45.0 million aggregate principal amount of our 11 3/8% Senior Secured Notes and paid $6.4 million of dividends. These cash outlays exceeded the proceeds of $2.0 million from the exercise of stock options and $3.3 million of short-term borrowings. In the first nine months of fiscal 2010, the $20.9 million of short-term borrowings from our revolving credit agreements exceeded the payment of $5.5 million of dividends and the repayment of $4.1 million of company owned life insurance policy loans during the first nine months of fiscal 2010.

Discontinued Operations:

The cash flows from discontinued operations reflect cash flow provided by or used in the activities of our discontinued operations, which include the operations related to substantially all of our former Oxford Apparel operating group. The cash flow from discontinued operations in the first nine months of fiscal 2011 primarily reflects the conversion of assets related to the discontinued operations into cash, net of the use of cash to pay liabilities, including income taxes, associated with the sold business during the first nine months of fiscal 2011 as well as the receipt of $3.7 million of cash related to the sale of our former Oxford Apparel operating group which was received in the first nine months of fiscal 2011. The cash flows used in discontinued operations in the first nine months of fiscal 2010 reflect normal operations of the sold business with the cash flows reflecting earnings, adjusted for changes in working capital.

Liquidity and Capital Resources

The table below provides a description of our significant financing arrangements and the amounts outstanding under these financing arrangements (in thousands) as of October 29, 2011:

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

$ 1,621
£7 million Senior Secured Revolving Credit Facility (“U.K. Revolving Credit Agreement”), which accrues interest at the bank’s base rate plus 3.5%, requires interest payments monthly with principal payable on demand and is collateralized by substantially all of the United Kingdom assets of Ben Sherman	1,658

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

105,000
Unamortized discount	(1,710)
Total debt	$ 106,569
Short-term debt and current maturities of long-term debt	(3,279)
Long-term debt, less current maturities	$ 103,290

(1) In the first nine months of fiscal 2011, we repurchased, in privately negotiated transactions, $45.0 million in aggregate principal amount of our 11 3/8% Senior Secured Notes for $52.2 million, plus accrued interest, using cash on hand. After completion of the transactions, $105.0 million aggregate principal amount of our 11 3/8% Senior Secured Notes remained outstanding as of October 29, 2011.

To the extent cash flow needs exceed cash flow provided by our operations, we will have access, subject to their terms, to our lines of credit to provide funding for operating activities, capital expenditures and acquisitions, if any. Our credit facilities are also used to finance trade letters of credit for product purchases, which are drawn against our lines of credit at the time of shipment of the products and reduce the amounts available under our lines of credit and borrowing capacity under our credit facilities when issued. As of October 29, 2011, approximately $9.4 million of trade letters of credit and other limitations on availability in the aggregate were outstanding against the U.S. Revolving Credit Agreement and the U.K. Revolving Credit Agreement. As of October 29, 2011, we had approximately $141.6 million in unused availability under the U.S. Revolving Credit Agreement and approximately $5.0 million in unused availability under the U.K. Revolving Credit Agreement, subject to the respective limitations on borrowings set forth in the U.S. Revolving Credit Agreement, U.K. Revolving Credit Agreement and the indenture for the 11 3/8% Senior Secured Notes.

Covenants, Other Restrictions and Prepayment Penalties:

Our credit facilities and 11 3/8% Senior Secured Notes are subject to a number of affirmative covenants, negative covenants, financial covenants and other restrictions as discussed in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 5 in our consolidated financial statements, both included in our Annual Report on Form 10-K for fiscal 2010. We believe that the affirmative covenants, negative covenants, financial covenants and other restrictions are customary for those included in similar facilities and notes entered into at the time we entered into our agreements. As of October 29, 2011, we were compliant with all covenants related to our credit facilities and 11 3/8% Senior Secured Notes. If we were to redeem any of our 11 3/8% Senior Secured Notes prior to July 15, 2014 pursuant to the indenture governing the notes, we would be required to pay certain premiums above the principal amount, which are also discussed in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 5 in our consolidated financial statements, both included in our Annual Report on Form 10-K for fiscal 2010.

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

Our contractual obligations as of October 29, 2011 have not changed significantly from the contractual obligations outstanding at January 29, 2011, other than changes in the amounts pursuant to letters of credit (as discussed above) and outstanding amounts under our revolving credit agreements and our 11 3/8% Senior Secured Notes, each as discussed above.

Our anticipated capital expenditures for continuing operations in fiscal 2011, including $22.4 million incurred during the first nine months of fiscal 2011, are expected to be in a range of $30 million to $33 million. These expenditures are expected to consist primarily of costs associated with opening new retail stores, retail store remodeling, information technology investments and distribution center enhancements.

Off Balance Sheet Arrangements

We have not entered into agreements which meet the SEC’s definition of an off balance sheet financing arrangement, other than operating leases, and have made no financial commitments to or guarantees with respect to any unconsolidated subsidiaries or special purpose entities.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to bad debts, inventories, intangible assets, income taxes, stock compensation expense, contingencies and litigation and certain other accrued expenses. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies and estimates are discussed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for fiscal 2010. There have not been any significant changes to the application of our critical accounting policies and estimates during the first nine months of fiscal 2011.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain interest rate, foreign currency, commodity and inflation risks as discussed in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for fiscal 2010. There have not been any significant changes in our exposure to these risks during the first nine months of fiscal 2011.

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

There were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) that occurred during the third quarter of fiscal 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)          During the third quarter of fiscal 2011, we did not make any unregistered sales of our equity securities.

(c)          We have certain stock incentive plans as described in Note 7 to our consolidated financial statements included in our Annual Report on Form 10-K for fiscal 2010, all of which are publicly announced plans. Under the plans, we can repurchase shares from employees to cover employee tax liabilities related to the exercise of stock options or the vesting of previously restricted shares.  No shares were purchased during the third quarter of fiscal 2011.

Subsequent to our repurchase of $40.0 million in aggregate principal amount of our 11 3/8% Senior Secured Notes in May 2011, our Board of Directors authorized us to spend up to an additional $50.0 million to repurchase shares of our common stock and/or 11 3/8% Senior Secured Notes. This authorization superseded and replaced all previous authorizations to repurchase shares of our common stock and/or our 11 3/8% Senior Secured Notes. As of October 29, 2011, $5.6 million of this authorization has been used to repurchase $5.0 million in aggregate principal amount of our 11 3/8% Senior Secured Notes with no amounts used for the repurchase of shares of our common stock.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. RESERVED

None

ITEM 5.  OTHER INFORMATION

On December 5, 2011, our Board of Directors adopted a new Code of Conduct.  The new Code of Conduct becomes effective on January 29, 2012, allowing us time to properly communicate the new code and its requirements to affected personnel, and replaces in its entirety our current conflict of interest and business ethics policy that was adopted on April 5, 2004.  The new Code of Conduct applies to, among others, all of our and our businesses’ employees, officers and directors, including our senior executive and financial officers. The new Code of Conduct contains several provisions intended to clarify, enhance, update and make more user-friendly its applicable requirements, including new provisions addressing specific confidentiality provisions with respect to employee, consumer and credit card information, respecting our and others’ intellectual property rights and specific manager/employee conduct requirements. The new Code of Conduct does not affect our existing ethical conduct policy for senior financial officers, which will continue in effect.

The foregoing description does not purport to be a complete description of the Code of Conduct, or the applicable changes, and the above description is qualified in its entirety by reference to the complete Code of Conduct under the “Corporate Governance” tab on our Internet website at www.oxfordinc.com.

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

December 7, 2011	OXFORD INDUSTRIES, INC.
(Registrant)

/s/ K. Scott Grassmyer
K. Scott Grassmyer
Senior Vice President - Finance, Chief Financial Officer and Controller
(Authorized Signatory)