Form 10-K
period 2012-01-28
OXFORD INDUSTRIES INC
filed 2012-03-30
CIK 75288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 28, 2012
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

          Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes ☒    No ☐

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

          As of July 29, 2011, which is the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the registrant (based upon the closing price for the common stock on the New York Stock Exchange on that date) was $545,181,811. For purposes of this calculation only, shares of voting stock directly and indirectly attributable to executive officers, directors and holders of 10% or more of the registrant's voting stock (based on Schedule 13G filings made as of or prior to July 30, 2011) are excluded. This determination of affiliate status and the calculation of the shares held by any such person are not necessarily conclusive determinations for other purposes.

          Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Title of Each Class	Number of Shares Outstanding as of March 23, 2012
Common Stock, $1 par value	16,527,891

Documents Incorporated by Reference

          Portions of our proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A relating to the Annual Meeting of Shareholders of Oxford Industries, Inc. to be held on June 13, 2012 are incorporated by reference in Part III of this Form 10-K.

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

        SEC: U.S. Securities and Exchange Commission

        FASB: Financial Accounting Standards Board

        U.S. GAAP: Generally accepted accounting principles in the United States

        ASC: FASB Accounting Standards Codification

        Discontinued operations: References to results of operations, assets or liabilities related to discontinued operations within this report refer to the operations, assets or liabilities associated with our former Oxford Apparel operating group, which were sold on January 3, 2011. Our former Oxford Apparel operating group sold certain private label and branded apparel to a variety of customers. Additionally, unless otherwise indicated, all references to assets, liabilities, revenues and expenses included in this report reflect continuing operations and exclude any amounts related to the discontinued operations.

        The terms listed below reflect the respective period noted:

Fiscal 2012	53 weeks ending February 2, 2013
Fiscal 2011	52 weeks ended January 28, 2012
Fiscal 2010	52 weeks ended January 29, 2011
Fiscal 2009	52 weeks ended January 30, 2010
Fiscal 2008	52 weeks ended January 31, 2009
Eight-month transition period ended February 2, 2008	35 weeks and one day ended February 2, 2008
Fiscal 2007	52 weeks ended June 1, 2007
Fourth quarter fiscal 2011	13 weeks ended January 28, 2012
Third quarter fiscal 2011	13 weeks ended October 29, 2011
Second quarter fiscal 2011	13 weeks ended July 30, 2011
First quarter fiscal 2011	13 weeks ended April 30, 2011
Fourth quarter fiscal 2010	13 weeks ended January 29, 2011
Third quarter fiscal 2010	13 weeks ended October 30, 2010
Second quarter fiscal 2010	13 weeks ended July 31, 2010
First quarter fiscal 2010	13 weeks ended May 1, 2010

PART I

Item 1.    Business

BUSINESS AND PRODUCTS

Overview

        We are a global apparel company, which designs, sources, markets and distributes products bearing the trademarks of our company-owned lifestyle brands as well as certain licensed and private label apparel products. Our portfolio of brands includes Tommy Bahama®, Lilly Pulitzer® and Ben Sherman®, as well as owned and licensed brands for tailored clothing and golf apparel. We distribute our company-owned lifestyle branded products through our direct to consumer channel, consisting of owned retail stores and e-commerce sites, and our wholesale distribution channel, which includes better department stores and specialty stores. Additionally, we operate 13 Tommy Bahama restaurants, generally adjacent to a Tommy Bahama retail store. During fiscal 2011, 88% of our net sales were from products bearing brands that we own, and approximately 50% of our net sales were sales of our products through our direct to consumer channels of distribution, which includes our owned retail stores, e-commerce websites and restaurants. In fiscal 2011, approximately 90% of our consolidated net sales were to customers located in the United States, with the remainder primarily being sales of our Ben Sherman products in the United Kingdom and Europe.

        Our business strategy is to develop and market compelling lifestyle brands and products that are "fashion right" and evoke a strong emotional response from our target consumers. We strive to exploit the potential of our existing brands and products domestically and internationally and, as suitable opportunities arise, to acquire additional lifestyle brands that we believe fit within our business model. We consider "lifestyle" brands to be those brands that have a clearly defined and targeted point of view inspired by an appealing lifestyle or attitude, such as the Tommy Bahama, Lilly Pulitzer and Ben Sherman brands. We believe that lifestyle branded products that create an emotional connection with our target customers, can command greater customer loyalty and higher price points at retail, resulting in higher earnings. We also believe a successful lifestyle brand opens up greater opportunities for direct to consumer operations as well as licensing opportunities in product categories beyond our core business.

        Our direct to consumer operations provide us with the opportunity to interact directly with our customers and to present to them the full line of our current season products. We believe that presenting our products in a setting specifically designed to showcase the lifestyle on which the brands are based enhances the image of our brands. We believe that our company-owned retail stores provide high visibility for our brands and products, and allow us to stay close to the preferences of our consumers, while also providing a platform for long-term sustainable growth for the brands without jeopardizing the image of the brands. Additionally, our e-commerce websites for our lifestyle brands provide the opportunity to reach a larger population of consumers and at the same time allow our brands to provide a broader range of our products. For Tommy Bahama and Ben Sherman, we also operate outlet stores that play an important role in overall inventory management by allowing us to sell discontinued and out-of-season products at better prices than are otherwise available from outside parties. As of January 28, 2012, we operated 96 Tommy Bahama, 16 Lilly Pulitzer and 16 Ben Sherman retail locations, including outlet locations for Tommy Bahama and Ben Sherman. We anticipate further investments in Tommy Bahama, Lilly Pulitzer and Ben Sherman to increase the retail store footprint of each of the brands and to further enhance each brand's e-commerce operations.

        In addition to our direct to consumer operations, we distribute our products through several wholesale distribution channels, including better department stores, specialty stores, national chains, specialty catalogs, mass merchants and Internet retailers. We believe it is imperative that we maintain the integrity of our lifestyle brands by ensuring that the branded products are sold to wholesale customers who will enhance the image of our brands. Because our Tommy Bahama, Lilly Pulitzer and Ben Sherman products in our owned full-price retail locations are typically sold at full price with limited sales or promotions, we target wholesale customers that typically follow this same approach in their stores. Our ten largest customers represented approximately 27% of our consolidated net sales for fiscal 2011, with no individual customer representing more than 10% of our consolidated net sales.

        In addition to our owned lifestyle brands, currently within our Lanier Clothes operating group we hold licenses to produce and sell certain categories of apparel products under certain brands, sell certain private label products and sell products bearing brands that we own. During fiscal 2011, sales of products being licensed brands accounted for approximately 7% of our consolidated net sales, while sales of private label products represented approximately 5% of our consolidated net sales.

        We operate in highly competitive domestic and international markets in which numerous U.S.-based and foreign apparel firms compete. No single apparel firm or small group of apparel firms dominate the apparel industry and our direct competitors vary by operating group and distribution channel. We believe that the principal competitive factors in the apparel industry are design, brand image, consumer preference, price, quality, marketing and customer service. We believe that our ability to compete successfully in styling and marketing is related to our ability to foresee changes and trends in fashion and consumer preference, and to present appealing products for consumers. In some instances, a retailer that is our customer may compete directly with us by offering certain of their own competing products, some of which may be sourced directly by our customer. Additionally, the apparel industry is cyclical and dependent upon the overall level of discretionary consumer spending, which changes as regional, domestic and international economic conditions change. Often, negative economic conditions have a longer and more severe impact on the apparel and retail industry than the conditions have on other industries.

        The global economic conditions and resulting economic uncertainty that began in fiscal 2008 continue to impact each of our operating groups, and the apparel industry as a whole. Although declines in consumer spending have moderated and our product sales have generally increased recently, unemployment levels remain high, consumer retail traffic generally remains depressed, the retail environment remains highly promotional and there remains a significant amount of economic uncertainty. We believe that sales of our products may continue to be negatively impacted as long as there is an ongoing level of economic uncertainty.

        Important factors relating to certain risks, many of which are beyond our ability to control or predict, which could impact our business include, but are not limited to, competition, economic factors and others as described in Part I, Item 1A. Risk Factors of this report.

Fiscal 2012 Investments and Opportunities

        We believe that our operating groups have significant opportunities for long-term growth. We believe that each of our lifestyle brands has opportunities for growth in their direct to consumer businesses through expansion of our retail store footprint as well as increases in same store sales and continued growth in our e-commerce businesses. We also believe that our lifestyle brands provide an opportunity for moderate sales increases in our wholesale businesses primarily from our current customers adding to their existing door count and the selective addition of new wholesale customers.

        We believe that in order to take advantage of opportunities for long-term growth, we must continue to invest in our lifestyle brands to further their expansion by opening additional retail stores and taking other measures. We expect that these investments will negatively impact our short-term operating income as we increase our investment and retail store pre-opening costs. Our fiscal 2012 investments are expected to include a Tommy Bahama retail store and restaurant, which we refer to as an "island location," in New York City, as well as other domestic Tommy Bahama retail store openings; further development of an international infrastructure for Tommy Bahama and related opening of

Tommy Bahama retail stores in Asia; and new Lilly Pulitzer retail locations. While we believe that these fiscal 2012 investments will generate long-term benefits, we recognize that they will have a short-term, negative impact on our operating results, including the recognition of certain investment and retail store pre-opening costs and the impact of lease obligations under U.S. GAAP, which requires that we recognize pre-opening rent expense from the date we take possession of a leased space. Although we believe that the tailored clothing environment will continue to be very challenging in the future, we currently believe there are opportunities for moderate sales growth in our tailored clothing business; however, the competition and costing pressures in this sector may hinder operating income growth in this business.

        We continue to believe that it is important to focus on maintaining a strong balance sheet and ample liquidity, and we believe that our strong balance sheet and liquidity coupled with positive cash flow from operations will provide us ample resources to fund future investments in our lifestyle brands. Further, we believe we have a significant opportunity beginning on July 15, 2012 to improve our capital structure, when we can redeem our 11 3/8% Senior Secured Notes at 105.668% of the principal amount of plus accrued and unpaid interest, which redemption price will decrease in subsequent years, which could result in substantial interest savings for us after that date if we can replace these notes with more attractive borrowing alternatives. In the future, we may add additional lifestyle brands to our portfolio, if we identify appropriate lifestyle brands which meet our investment criteria; however, we believe that we have significant opportunities to appropriately deploy our capital and resources in our existing lifestyle brands even absent any future acquisition.

Background and Transformation

        Originally founded in 1942, we have undergone a significant transformation as we migrated from our historical domestic private label manufacturing roots. Over the years we transitioned first to an international apparel design and sourcing company and ultimately to a company with a focus on owning, managing, designing, sourcing, marketing and distributing apparel products bearing prominent trademarks owned by us. Significant milestones in the last ten years include the acquisition of our Tommy Bahama, Lilly Pulitzer and Ben Sherman lifestyle brands, as well as the divestiture of certain of our private label and licensed brand operations, including our former Womenswear and Oxford Apparel operating groups. These acquisitions and divestitures have resulted in a dramatic change in our sales mix from fiscal 2002, when less than 5% of our sales were sales from products bearing brands that we owned or from direct to consumer sales. During fiscal 2011, approximately 88% of our net sales were from products bearing brands that we own and 50% of our net sales were direct to consumer sales.

        Our strategy of emphasizing company-owned lifestyle branded apparel products, including those with direct to consumer opportunities, was driven in part by the continued consolidation in the retail industry and the increasing concentration of apparel manufacturing in a relatively limited number of offshore markets. We believe that these two trends will continue to make the branded apparel and direct to consumer business models more appealing than a business focused on wholesale sales of private label apparel.

Operating Groups

        Our business is primarily operated through four operating groups: Tommy Bahama, Lilly Pulitzer, Ben Sherman and Lanier Clothes, each of which is described below. We identify our operating groups based on the way our management organizes the components of our business for purposes of allocating resources and assessing performance. The table below presents net sales and operating information about our operating groups (in thousands).

	Fiscal 2011	Fiscal 2010
Net Sales
Tommy Bahama	$452,156	$398,510
Lilly Pulitzer(1)	94,495	5,959
Ben Sherman	91,435	86,920
Lanier Clothes	108,771	103,733
Corporate and Other(2)	12,056	8,825

Total	$758,913	$603,947

Operating Income (Loss)
Tommy Bahama	$64,171	$51,081
Lilly Pulitzer(1)(3)	14,278	(372)
Ben Sherman(4)	(2,535)	(2,664)
Lanier Clothes	12,862	14,316
Corporate and Other(2)(5)	(19,969)	(21,699)

Total	$68,807	$40,662

(1)
Lilly Pulitzer's net sales and operating results are included in our consolidated financial statements from the date of acquisition, December 21, 2010.

(2)
Corporate and Other is a reconciling category for reporting purposes and includes our corporate offices, substantially all financing activities, LIFO inventory accounting adjustments and other costs that are not allocated to our operating groups. Corporate and Other also includes the operations of our Oxford Golf business and our Lyons, Georgia distribution center.

(3)
Lilly Pulitzer's operating results were negatively impacted by $1.0 million and $0.8 million of charges included in cost of goods sold associated with the write-up of inventory from cost to fair value in fiscal 2011 and fiscal 2010, respectively, and $2.4 million and $0.2 million in fiscal 2011 and fiscal 2010, respectively, of changes in the fair value of contingent consideration associated with the Lilly Pulitzer acquisition pursuant to the purchase method of accounting.

(4)
Ben Sherman's fiscal 2010 operating results included restructuring and other charges of $3.2 million. The fiscal 2010 charges primarily consisted of charges associated with the termination of certain retail store leases in the United Kingdom and fixed asset impairment charges.

(5)
The fiscal 2011 operating loss for Corporate and Other included $5.8 million of LIFO accounting charges, which were partially offset by a $1.2 million life insurance death benefit gain. Fiscal 2010 operating income for Corporate and Other included $3.8 million of LIFO accounting charges and $0.8 million of transaction costs associated with the acquisition of the Lilly Pulitzer brand and operations, which were partially offset by the positive impact of a $2.2 million reduction in an existing environmental reserve liability.

        The table below presents total asset information about our operating groups (in thousands).

	January 28, 2012	January 29, 2011
Assets
Tommy Bahama	$306,772	$274,140
Lilly Pulitzer	82,417	79,476
Ben Sherman	78,040	64,591
Lanier Clothes	30,755	35,530
Corporate and Other	11,223	46,989
Assets related to Discontinued Operations	—	57,745

Total	$509,207	$558,471

        Total assets for Corporate and Other include a LIFO reserve of $52.4 million and $46.0 million as of January 28, 2012 and January 29, 2011, respectively. The decrease in Corporate and Other from January 29, 2011 to January 28, 2012 is primarily due to the decrease in cash on hand during fiscal 2011, as we utilized cash generated from operations and cash on hand to repurchase $45 million of our 11 3/8% Senior Secured Notes during the year. Assets related to discontinued operations primarily consist of receivables and inventories associated with our former Oxford Apparel Group, which, net of any outstanding liabilities associated with the discontinued operations, were converted to cash during fiscal 2011. For more details on each of our operating groups, see Note 10 of our consolidated financial statements and Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, both included in this report. For financial information about geographic areas, see Note 10 of our consolidated financial statements, included in this report.

  Tommy Bahama

        Tommy Bahama designs, sources, markets and distributes men's and women's sportswear and related products. The target consumers of Tommy Bahama are primarily affluent men and women age 35 and older who embrace a relaxed and casual approach to daily living. Tommy Bahama products can be found in our company-owned Tommy Bahama retail stores, on our Tommy Bahama e-commerce website, www.tommybahama.com, as well as in better department stores and independent specialty stores throughout the United States and licensed Tommy Bahama retail stores outside the United States. We also operate Tommy Bahama restaurants and license the Tommy Bahama name for various product categories. During fiscal 2011, substantially all of Tommy Bahama's sales were to customers within the United States.

        We believe that the attraction of the Tommy Bahama brand to our consumers is a reflection of our efforts to ensure that we maintain appropriate quality and design of our apparel and licensed products, while also restricting the distribution of the Tommy Bahama products to a select tier of retailers. We believe that the retail sales value of all Tommy Bahama branded products sold during fiscal 2011, including our estimate of retail sales by our wholesale customers and other third party retailers, was approximately $900 million.

  Design, Sourcing and Distribution

        Tommy Bahama products are designed by product specific teams who focus on the target consumer. The design process includes feedback from buyers, consumers and sales agents, along with market trend research. Our Tommy Bahama apparel products generally incorporate fabrics made of cotton, silk, linen, nylon, leather, tencel or blends incorporating one or more of these fiber types.

        We operate a buying office located in Hong Kong to manage the production and sourcing of substantially all of our Tommy Bahama products. During fiscal 2011, we utilized approximately 150 suppliers, which are primarily located in China, to manufacture our Tommy Bahama products. The largest ten suppliers of Tommy Bahama products provided approximately 57% of the products acquired during fiscal 2011.

        We operate a Tommy Bahama distribution center in Auburn, Washington. Activities at the distribution center include receiving finished goods from suppliers, inspecting the products and shipping the products to our Tommy Bahama retail stores, our wholesale customers and our e-commerce customers. We seek to maintain sufficient levels of Tommy Bahama inventory at the distribution center to support our direct to consumer operations as well as pre-booked orders and anticipated sales volume of our wholesale customers.

  Direct to Consumer Operations

        A key component of our Tommy Bahama growth strategy is to operate our own retail stores and e-commerce website, which we believe permits us to develop and build brand awareness by presenting our products in a setting specifically designed to showcase the aspirational lifestyle on which they are based. Our Tommy Bahama direct to consumer strategy includes retail store, restaurant and e-commerce operations, which, in the aggregate represented approximately 67% of Tommy Bahama's net sales in fiscal 2011. Retail store, restaurant and e-commerce net sales accounted for approximately 47%, 12% and 8%, respectively, of Tommy Bahama's net sales in fiscal 2011. During fiscal 2011, approximately 64% and 25% of our direct to consumer sales at our full-price retail stores were sales of Tommy Bahama men's and women's products, respectively, with the remainder of the full-price retail sales being home products and other accessories.

        Continued growth and development of our retail store operations is a critical part of our overall strategy for the Tommy Bahama brand. This strategy includes locating retail stores in upscale malls, lifestyle shopping centers and resort destinations. Generally, we seek malls and shopping areas with high-profile or luxury consumer brands. Our retail stores carry a wide range of merchandise, including apparel, home products and accessories, all presented in an aspirational, island-inspired atmosphere designed to be relaxed, comfortable and unique.

        Our Tommy Bahama full-price retail stores allow us the opportunity to present Tommy Bahama's full line of current season products, including home products and accessories. We believe that the Tommy Bahama retail stores provide high visibility for the brand and products, and allow us to stay close to the preferences of our consumers. We believe that our presentation of products and our strategy to limit promotional sales in our own retail stores are good for the Tommy Bahama brand and, in turn, enhance business with our wholesale customers. Our Tommy Bahama outlet stores serve an important role in overall inventory management by allowing us to sell discontinued and out-of-season products at better prices than are otherwise available from outside parties, while helping us to protect the integrity of the Tommy Bahama brand through controlled distribution.

        We operate 13 restaurants generally adjacent to a Tommy Bahama full-price retail store location. These restaurants provide us with the opportunity to immerse customers in the ultimate Tommy Bahama island experience. We do not anticipate that many of our retail locations will have an adjacent restaurant; however, in select high-profile, brand appropriate locations, we have determined that an adjacent restaurant can further enhance the image of the brand. Generally, net sales per square foot in our full-price retail stores which are adjacent to a restaurant outpaces the net sales per square foot of our typical full-price retail store as we believe that the restaurant experience may entice the customer to purchase additional Tommy Bahama merchandise.

        The table below details the number and average square feet of Tommy Bahama retail stores operated by us as of January 28, 2012.

	Restaurant-retail Locations	Full-Price Stores	Outlet Stores	Total
California	3	16	4	23
Florida	4	14	2	20
Hawaii	2	4	1	7
Texas	1	4	2	7
Nevada	1	3	1	5
Other	2	22	10	34

Total	13	63	20	96

Average square feet(1)	11,600	3,700	5,200

(1)
Average square feet for restaurant-retail locations include average retail space and restaurant space of 4,000 and 7,600 square feet, respectively.

        For Tommy Bahama's full-price retail stores and restaurant-retail locations operating for the full fiscal 2011 year, sales per gross square foot, excluding restaurant sales and restaurant space, were approximately $645 during fiscal 2011, compared to $580 for stores operating for the full fiscal 2010 year. The increase from fiscal 2010 to fiscal 2011 was primarily due to increased comparable stores sales. In fiscal 2012, we expect to open 10 to 12 domestic full-price and outlet locations in the aggregate, net of a certain number of relocations and closures. Although each of the specific locations and timing of store openings have not been finalized yet, we anticipate opening locations in New York and Chicago, among other cities, in fiscal 2012. We currently anticipate maintaining a similar level of domestic new store openings in future years as well. In addition to our domestic store openings, we also anticipate opening retail stores in Asia including Macau and Singapore in fiscal 2012 and a Tommy Bahama restaurant-retail location in Tokyo in fiscal 2013. We continue to look for additional locations for retail stores in Asia, including locations in China and Hong Kong, as we proceed with our international expansion.

        The operation of retail stores and restaurant-retail locations requires a greater amount of capital investment than wholesale operations. We estimate that we will spend approximately $1.2 million and $0.6 million on average in connection with the build-out of a full-price retail store and outlet store, respectively. However, individual locations, particularly those in urban locations including Chicago, could require investments greater than these amounts depending on a variety of factors, including the location and size of store. The cost of a restaurant-retail location can vary significantly depending on a variety of factors. Historically, the cost of our restaurant-retail locations has been approximately $5 million; however, we anticipate that we will spend approximately $10 million for the build-out of our New York retail-restaurant location during fiscal 2012. The international retail locations that we open in the future may be more expensive than our domestic retail stores depending on the location and size of store as well as the impact of foreign currency exchange rates and other factors. For certain of our retail stores, including those located in the United States, the landlord often provides certain incentives to fund a portion of our capital expenditures.

        We also incur capital expenditures when a lease expires and we determine it is appropriate to relocate a retail store to a new location in the same vicinity as the previous store. The cost of retail store relocations will generally be comparable to the costs of opening a new retail store. In addition to our new store openings and relocations, we also incur capital expenditure costs related to remodels of existing stores, particularly when we renew or extend a lease beyond the original lease term, or otherwise determine that a remodel of a retail store is appropriate.

        In addition to our retail stores, our direct to consumer approach includes the tommybahama.com website, which represented approximately 8% of Tommy Bahama's net sales during fiscal 2011. The website allows consumers to buy Tommy Bahama products directly from us via the Internet. This website has also enabled us to significantly increase our database of customer contacts which allows us to communicate directly and frequently with consenting consumers. We anticipate further growth in our e-commerce operations as we reach more customers in the future.

  Wholesale Operations

        To complement our direct to consumer operations and have access to a larger group of consumers, we continue to maintain our wholesale operations for Tommy Bahama through better department stores and specialty stores. Wholesale sales for Tommy Bahama accounted for approximately 33% of Tommy Bahama's net sales in fiscal 2011. We believe that the integrity and continued success of the Tommy Bahama brand is dependent in part upon careful selection of the retailers through which Tommy Bahama products are sold. Part of our wholesale strategy is to control the distribution of our Tommy Bahama products in a manner intended to protect and grow the value of the brand. During fiscal 2011, approximately 22% of Tommy Bahama's net sales were to Tommy Bahama's five largest wholesale customers, with no individual customer representing greater than 10% of Tommy Bahama's net sales.

        We maintain Tommy Bahama apparel sales offices and showrooms in several locations, including New York and Seattle, to facilitate sales to our wholesale customers. Our Tommy Bahama wholesale operations utilize a sales force primarily consisting of independent commissioned sales representatives.

  Licensing Operations

        We believe licensing is an attractive business opportunity for the Tommy Bahama brand. For an established lifestyle brand, licensing typically requires modest additional investment for us but can yield high-margin income. It also affords the opportunity to enhance overall brand awareness and exposure. In evaluating a licensee for Tommy Bahama, we typically consider the candidate's experience, financial stability, sourcing expertise and marketing ability. We also evaluate the marketability and compatibility of the proposed licensed products with other Tommy Bahama products.

        Our agreements with Tommy Bahama licensees are for specific geographic areas and expire at various dates in the future, and in limited cases include contingent renewal options. Generally, the agreements require minimum royalty payments as well as royalty payments and, in some cases, advertising payments and/or obligations to expend certain funds towards marketing the brand on an approved basis based on specified percentages of the licensee's net sales of the licensed products. Our license agreements generally provide us the right to approve all products, advertising and proposed channels of distribution.

        Third party license arrangements for our Tommy Bahama products include the following product categories:

Men's and women's watches	Ceiling fans	Indoor furniture
Men's and women's eyewear	Rugs	Outdoor furniture and related products
Men's belts and socks	Wallcoverings	Bedding and bath linens
Men's and women's headwear	Fabrics	Table top accessories
Luggage	Leather goods and gifts	Sleepwear
Shampoo, soap and bath amenities

        In addition to our licenses for the specific product categories listed above, we have also entered into certain international license agreements which allow those licensees to distribute certain Tommy Bahama branded products within certain countries or regions. In addition to selling Tommy Bahama goods to wholesale accounts, the licensees have opened retail stores in their respective geographic regions in some cases. As of January 28, 2012, our licensees operated 15 retail stores in Canada, Australia and the United Arab Emirates.

  Lilly Pulitzer

        Lilly Pulitzer designs, sources and distributes upscale collections of women's and girl's dresses, sportswear and other products. Lilly Pulitzer was originally created in the late 1950's and is an affluent brand with a heritage and aesthetic based on the Palm Beach resort lifestyle. The brand is somewhat unique among women's brands in that it has demonstrated multi-generational appeal, including young women in college or recently graduated from college; young mothers with their daughters; and women who are not tied to the academic calendar. Lilly Pulitzer products can be found in our owned Lilly Pulitzer stores, in Lilly Pulitzer Signature Stores, which are described below, and on our Lilly Pulitzer website, www.lillypulitzer.com, as well as in better department and independent specialty stores. During fiscal 2011, approximately 43% and 31% of Lilly Pulitzer's net sales were for dresses and women's sportswear, respectively, with the remaining sales consisting of sales of Lilly Pulitzer children's apparel, accessories and footwear. We also license the Lilly Pulitzer name for various product categories.

        We acquired the Lilly Pulitzer brand on December 21, 2010 and anticipate growth in the brand's retail, e-commerce, wholesale and licensing operations in the future. Of the approximately $94 million of Lilly Pulitzer net sales in fiscal 2011, approximately 53%, 31% and 16% of the net sales were through the wholesale, retail and e-commerce distribution channels, respectively. We believe that there is significant opportunity to expand the reach of the brand, while at the same time maintaining the exclusive distribution that Lilly Pulitzer has historically maintained.

        We believe the attraction of the Lilly Pulitzer brand to our consumers is a reflection of years of effort to ensure that the appropriate quality and design of the Lilly Pulitzer apparel and licensed products is maintained, while also restricting the distribution of the Lilly Pulitzer products to a select tier of retailers. We believe this approach to quality, design and distribution has been critical in allowing the brand to achieve the current retail price points for Lilly Pulitzer products. We believe that the retail sales value of all Lilly Pulitzer branded products sold during fiscal 2011, including our estimate of retail sales by our wholesale customers and other third party retailers, was approximately $150 million.

  Design, Sourcing and Distribution

        Lilly Pulitzer's products are developed by our dedicated design teams primarily located at the Lilly Pulitzer headquarters in King of Prussia, Pennsylvania. Our Lilly Pulitzer design teams focus on the target consumer, and the design process combines feedback from buyers, consumers and our sales force, along with market trend research. Lilly Pulitzer apparel products are designed to incorporate various fiber types, including cotton, silk, linen and other natural and man-made fibers, or blends of two or more of these materials.

        Lilly Pulitzer utilizes a combination of in-house employees in our King of Prussia offices and third party buying agents primarily based in Asia to manage the production and sourcing of the Lilly Pulitzer apparel products. Through its buying agents and direct sourcing, Lilly Pulitzer used approximately 40 suppliers located primarily in China, Hong Kong and Macau to manufacture Lilly Pulitzer products during fiscal 2011. The largest ten suppliers provided approximately 70% of the Lilly Pulitzer products acquired during fiscal 2011.

        Lilly Pulitzer operates a distribution center in King of Prussia, Pennsylvania for its operations. Activities at the distribution center include receiving finished goods from suppliers, inspecting the products and shipping the products to wholesale customers, Lilly Pulitzer retail stores and our e-commerce customers. We seek to maintain sufficient levels of inventory at the distribution center to support our direct to consumer operations as well as pre-booked orders and anticipated sales volume for our wholesale customers.

  Direct to Consumer Operations

        The components of Lilly Pulitzer's direct to consumer strategy include retail store and e-commerce operations and represented approximately 47% of Lilly Pulitzer's net sales in fiscal 2011.

        Our direct to consumer strategy for the Lilly Pulitzer brand includes operating retail stores in higher-end malls and brand-appropriate street locations. Each retail store carries a wide range of merchandise, including apparel, footwear and accessories, all presented in a manner intended to enhance the Lilly Pulitzer image. Our full-price Lilly Pulitzer retail stores allow the opportunity to present Lilly Pulitzer's full line of current season products. We believe our Lilly Pulitzer retail stores provide high visibility for the brand and products and also enable us to stay close to the needs and preferences of consumers. We believe the presentation of these products in our Lilly Pulitzer retail stores helps build brand awareness and acceptance and thus enhances Lilly Pulitzer's business with our wholesale customers.

        The table below provides additional information regarding Lilly Pulitzer retail stores as of January 28, 2012.

Number of Stores
Florida	5
New York	3
Pennsylvania	2
Texas	2
Other	4

Total	16

Average square feet per store	3,300

        Retail store sales per gross square foot for fiscal 2011 were approximately $480 for stores which were open the entire fiscal year compared to approximately $345 for the Lilly Pulitzer stores open for the full 2010 calendar year, which was mostly prior to our acquisition and were not included in our results of operations. The increase from calendar year 2010 to fiscal 2011 was primarily due to increased comparable stores sales. During fiscal 2012, we anticipate opening three or four Lilly Pulitzer retail store locations. Although the timing and locations of all of the store openings have not been finalized, we opened a store in Charlotte, North Carolina in February 2012 and have entered into a lease agreement for a store in Atlanta, Georgia. Further, we continue to work towards finding other brand appropriate locations for future stores. We anticipate that new retail store openings will generally be in the 2,500 square foot range as we believe that a smaller store will generally provide a better return on investment than larger stores. To open a 2,500 square foot Lilly Pulitzer store, we anticipate capital expenditures of approximately $0.8 million on average. The operation of retail stores requires a greater amount of capital investment than wholesale operations, but often the landlord provides certain incentives to fund a portion of these capital expenditures.

        We also incur capital expenditures when a lease expires and we determine it is appropriate to relocate a retail store to a new location in the same vicinity as the previous store. The cost of retail store relocations will generally be comparable to the costs of opening a new retail store. In addition to our new store openings and relocations, we also incur capital expenditure costs related to remodels of existing stores, particularly when we renew or extend a lease beyond the original lease term, or otherwise determine that a remodel of a retail store is appropriate.

        In addition to operating Lilly Pulitzer retail stores, another key element of our direct to consumer strategy is the lillypulitzer.com website, which represented approximately 16% of Lilly Pulitzer's net sales in fiscal 2011. We believe our ability to effectively communicate the Lilly Pulitzer brand message to targeted consumers through social media and other methods of digital marketing is a significant factor in the success of the Lilly Pulitzer brand. The Lilly Pulitzer e-commerce business has experienced significant growth in recent years.

  Wholesale Operations

        Part of our strategy is to continue to maintain controlled distribution in order to protect and grow the Lilly Pulitzer brand. During fiscal 2011, approximately 53% of Lilly Pulitzer's net sales were sales to wholesale customers.

        During fiscal 2011, approximately 50% of Lilly Pulitzer's wholesale sales were to certain wholesale customers, which we refer to as Lilly Pulitzer Signature Stores. For these stores, we enter into agreements whereby we grant the other party the right to operate a store as a Lilly Pulitzer Signature Store within a specified geographic area, subject to certain conditions, including designating the majority of the store specifically for Lilly Pulitzer products and adhering to certain trademark usage requirements. These agreements are generally for a one- or two-year period. We sell products to these Lilly Pulitzer Signature Stores on a wholesale basis and do not recognize royalty income associated with these sales. As of January 28, 2012, there were approximately 70 Lilly Pulitzer Signature Stores.

        The remaining 50% of wholesale sales were to specialty stores and better department stores. Approximately 18% of Lilly Pulitzer's net sales in fiscal 2011, including direct to consumer and wholesale sales, were to Lilly Pulitzer's five largest wholesale customers with no individual customer representing greater than 10% of Lilly Pulitzer's net sales.

        Historically, Lilly Pulitzer has not had a significant amount of excess inventories as it has purchased inventory at levels near amounts ordered by customers and purchased inventory for retail store operations prudently. For any excess or out-of-season inventory, Lilly Pulitzer typically utilizes a combination of semi-annual warehouse and e-commerce sales, off-price retailers and promotions within the owned Lilly Pulitzer retail stores to dispose of such inventory.

        We maintain Lilly Pulitzer apparel sales offices and showrooms in several locations, including King of Prussia, Pennsylvania and New York. Our wholesale operations for Lilly Pulitzer utilize a sales force consisting of salaried sales employees.

  Licensing Operations

        We license the Lilly Pulitzer trademark to licensees in categories beyond Lilly Pulitzer's core product categories. In the long-term, we believe licensing may be an attractive business opportunity for the Lilly Pulitzer brand. Once a brand is established, licensing requires modest additional investment for us but can yield high-margin income. It also affords the opportunity to enhance overall brand awareness and exposure. In evaluating a potential Lilly Pulitzer licensee, we typically consider the candidate's experience, financial stability, manufacturing performance and marketing ability. We also evaluate the marketability and compatibility of the proposed products with other Lilly Pulitzer brand products.

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

        Third party license arrangements for Lilly Pulitzer products include the following product categories:

Bedding and home fashions	Stationery and gift products	Eyewear

  Ben Sherman

        Ben Sherman is a London-based designer, marketer and distributor of men's branded sportswear and related products. Ben Sherman was established in 1963 as an edgy, "Mod"-inspired shirt brand and has throughout its history been inspired by what is new and current in British art, music, culture and style. The brand has evolved into a British modernist lifestyle brand of apparel targeted at style conscious men ages 25 to 40 in multiple markets throughout the world. During fiscal 2011, approximately 48% and 29% of Ben Sherman's net sales occurred in the United Kingdom and United States, respectively, with the remaining 23% of net sales occurring primarily in Europe. Ben Sherman products can be found in certain department stores, a variety of independent specialty stores and our owned and licensed Ben Sherman retail stores, as well as on Ben Sherman e-commerce websites. We also license the Ben Sherman name for various product categories.

        We believe the attraction of the Ben Sherman brand to our consumers is a reflection of our efforts to ensure that we maintain appropriate quality and design of our apparel and licensed products, while also implementing our further restriction of the distribution of the Ben Sherman products to a select tier of retailers. We believe this approach to quality, design and distribution allows us to achieve our current retail price points for our Ben Sherman product. We believe that the retail sales value of all Ben Sherman branded products sold during fiscal 2011, including our estimate of retail sales by our wholesale customers and other third party retailers, was approximately $300 million.

  Design, Sourcing and Distribution

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

        We primarily utilize a large third party buying agent based in Hong Kong to manage the production and sourcing of the majority of our Ben Sherman apparel products in China and other countries in Asia. Through this buying agent and a sourcing office we operate in India, during fiscal 2011 we used approximately 125 suppliers primarily located in China, Thailand and India to manufacture our Ben Sherman products. The largest ten suppliers provided approximately 58% of the Ben Sherman products acquired during fiscal 2011.

        We use a third party distribution center in the United Kingdom for our Ben Sherman products sold in the United Kingdom and Europe. In the United States, distribution services are performed for Ben Sherman at our owned distribution center in Lyons, Georgia. Distribution center activities include receiving finished goods, inspecting the products and shipping the products to wholesale customers, our Ben Sherman retail stores and our e-commerce customers. We seek to maintain sufficient levels of inventory to support pre-booked orders and anticipated sales volume for our wholesale customers as well as sales for our direct to consumer operations.

  Wholesale Operations

        During fiscal 2011, approximately 67% of Ben Sherman's net sales were sales to wholesale customers and international distributors. During fiscal 2011, approximately 20% of Ben Sherman's net sales were to its five largest customers, of which no individual customer accounted for greater than 10% of Ben Sherman's net sales. In the United States, Ben Sherman's products are located in specialty stores as well as better department stores.

        In recent years, we have implemented certain initiatives to elevate our wholesale distribution to attain higher price points for our Ben Sherman men's products, reduce our infrastructure and license certain of our non-core businesses to third parties to allow us to focus our resources on our core business—men's sportswear. By the end of fiscal 2011, we had made significant strides in elevating our wholesale distribution; however, we believe we still have additional steps to achieve our ideal wholesale distribution, which may result in a further decline of wholesale sales in the short-term. We believe that the initiatives taken thus far and expected in the short-term are critical steps in improving the operating results and long-term returns of Ben Sherman. We believe that these initiatives will provide opportunities for improved long-term returns, not only in our wholesale operations, but also in our direct to consumer operations.

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

        The table below provides additional information regarding Ben Sherman retail stores as of January 28, 2012.

	Number of Stores	Average Square Feet
United States Full-Price Stores	4	3,700
United Kingdom Full-Price Stores	5	2,000
Germany Full-Price Stores	2	2,100
United Kingdom and Europe Outlet Stores	5	1,700

Total	16	2,300

        During fiscal 2011, approximately 33% of Ben Sherman's net sales were from owned retail store operations. Retail sales per gross square foot were approximately $750 for our full-price Ben Sherman stores open throughout fiscal 2011 compared to $595 for the full-price Ben Sherman stores open throughout fiscal 2010. The increase from fiscal 2010 to fiscal 2011 was primarily due to increased comparable stores sales, the close of two larger footprint, underperforming store locations and foreign currency exchange rate changes. We continue to evaluate potential locations and may open retail stores in fiscal 2012 if we identify locations which meet our investment criteria. The operation of our retail stores requires a greater amount of capital investment than wholesale operations. Based on recent store openings, we have spent approximately $0.9 million of capital expenditures on average to build out a Ben Sherman full-price retail store. Often, the landlord provides certain incentives to fund a portion of these capital expenditures.

        In addition to our new store openings, we also incur capital expenditure costs related to remodels of existing stores, particularly when we renew or extend a lease beyond the original lease term, or otherwise determine that a remodel of a retail store is appropriate, which occurred with our Carnaby Street, London remodel in fiscal 2011.

        Another component of our direct to consumer strategy is operating certain concession arrangements, whereby we operate Ben Sherman shops within department or other stores. The inventory at these locations is owned by us until sold to the consumer, at which time we recognize the full retail sales price. In these arrangements, we are responsible for the cost of the Ben Sherman employee responsible for the area and also pay a commission to the department store to cover occupancy and certain other costs associated with using the space. As of January 28, 2012, we operated 11 concession locations in the United Kingdom.

        Late in fiscal 2011, we re-launched the Bensherman.com website in the United Kingdom and Europe, which provides consumers the opportunity to purchase Ben Sherman products directly on-line. We anticipate re-launching our Ben Sherman U.S. site during fiscal 2012. Although the net sales impact of Ben Sherman's e-commerce operations is not currently significant, we believe that the Ben Sherman customer base will embrace a high-quality, brand appropriate e-commerce site.

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

        Third party license arrangements for Ben Sherman products include the following product categories:

Footwear	Kid's apparel
Men's backpacks and travel bags	Men's tailored clothes and dress shirts
Men's and boys' watches and jewelry	Men's neckwear and pocket squares
Men's and women's eyewear	Men's and boys' underwear, socks and sleepwear
Men's fragrances and toiletries	Men's hats, caps, scarves and gloves
Men's gift products

        In addition to the license agreements for the specific product categories listed above, we have also entered into certain international license/distribution agreements which give these third parties the opportunity to distribute Ben Sherman products in certain geographic areas around the world. Many of the products sold by our licensees/distributors are identical to the products sold in the United Kingdom and United States. We believe there is potential for further penetration into these and other markets for the Ben Sherman brand. In most markets, our licensees/distributors are required to open retail stores in their respective geographic regions. As of January 28, 2012, our licensees/distributors operated 18 Ben Sherman retail stores located in Australia, Asia, South Africa, Europe and Canada.

  Lanier Clothes

        Lanier Clothes designs, sources and markets branded and private label men's tailored clothing, including suits, sportcoats, suit separates and dress slacks across a wide range of price points, with the majority of the business at moderate price points. Our Lanier Clothes branded products are sold under certain trademarks licensed to us by third parties including Kenneth Cole®, Dockers®, Geoffrey Beene® and Ike Behar®. Additionally, we design and market products for our owned Billy London® and Arnold Brant® brands. Billy London is a modern, British-inspired fashion brand geared towards the value-oriented consumer, while Arnold Brant is an upscale tailored brand that is intended to blend modern elements of style with affordable luxury. In addition to the branded businesses, Lanier Clothes designs and sources private label tailored clothing products for certain customers. We believe that this private label business appropriately complements our branded tailored clothing businesses. Significant private label brands for which we produce tailored clothing include Lands' End®, Stafford®, Alfani®, Structure®, and Kenneth Roberts®. Sales of branded products represented approximately 66% of Lanier Clothes' net sales during fiscal 2011.

        Our Lanier Clothes products are sold to national chains, department stores, specialty stores, specialty catalog retailers and discount retailers throughout the United States. In Lanier Clothes, we have long-standing relationships with some of the United States' largest retailers, with Sears (which includes Lands' End), Men's Wearhouse, Macy's, Burlington Coat Factory and JCPenney representing approximately 18%, 14%, 13%, 12% and 11%, respectively, of Lanier Clothes' net sales during fiscal 2011. Sales to Lanier Clothes' 10 largest customers represented approximately 89% of Lanier Clothes' net sales in fiscal 2011. The amount and percentage of net sales attributable to an individual customer in future years may be different than fiscal 2011 amounts as sales are typically on an order by order or specific program basis and not tied to long-term contracts.

        The tailored clothing market is an extremely competitive apparel sector that is experiencing gross margin pressures due to sourcing cost increases and increased competition. We continue to believe that the opportunities for branded tailored clothing are better than private label tailored clothing, although the challenges in branded tailored clothing are significant. We believe that our Lanier Clothes business has excelled at bringing quality products to our customers and managing inventory risk appropriately, resulting in low double digit operating margins, while requiring minimal capital expenditure investments.

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

        Lanier Clothes manages production in Asia and Latin America through a combination of efforts from our Lanier Clothes offices in Atlanta, Georgia and third party buying agents. During fiscal 2011, approximately 45% of Lanier Clothes product purchases were from manufacturers located in China, compared to approximately 68% in fiscal 2010, as certain production was shifted away from factories in China to Vietnam and India during fiscal 2011. Lanier Clothes purchased goods from approximately 200 suppliers in fiscal 2011. The ten largest suppliers of Lanier Clothes provided approximately 57% of the raw materials and finished goods Lanier Clothes acquired from third parties during fiscal 2011. In addition to purchasing products from third parties, Lanier Clothes also operates a manufacturing facility, located in Merida, Mexico, which produced approximately 18% of our Lanier Clothes products during fiscal 2011.

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

        We maintain apparel sales offices and showrooms for our Lanier Clothes products in several locations, including New York and Atlanta. We employ a sales force for Lanier Clothes primarily consisting of salaried employees. Lanier Clothes also operates the www.billylondonuk.com and www.menstailoreddirect.com websites, where certain Lanier Clothes' products may be purchased online directly by consumers.

  Corporate and Other

        Corporate and Other is a reconciling category for reporting purposes and includes our corporate offices, substantially all financing activities, elimination of inter-segment sales, LIFO inventory accounting adjustments, other costs that are not allocated to the operating groups and operations of our other businesses which are not included in our four operating groups. The operations that are included in Corporate and Other include our Oxford Golf business and our Lyons, Georgia distribution center, which were previously included in our former Oxford Apparel operating group prior to the disposal of substantially all of the operations and assets of Oxford Apparel on January 3, 2011.

        The Oxford Golf® brand is designed to appeal to a sophisticated golf apparel consumer with a preference for high quality and classic styling. Our Oxford Golf products are designed by a team located in New York and are primarily acquired on a package purchase, finished goods basis from third party producers outside of the United States. Oxford Golf seeks to maintain sufficient levels of inventory to support programs for pre-booked orders and at-once ordering. Oxford Golf maintains an apparel sales office in New York, while employing a sales force consisting primarily of commissioned sales agents. Our Lyons, Georgia distribution center receives finished goods from suppliers, inspects those products and ships the products to customers for our Oxford Golf business.

ADVERTISING AND MARKETING

        We believe that advertising and marketing are an integral part of the long-term strategy of our brands, and we therefore devote significant resources to advertising and marketing our brands. During fiscal 2011, we spent approximately $23.7 million on advertising, marketing and promoting our products. For each of our lifestyle brands, we incurred advertising, marketing and promotions expenses of approximately 2% to 5% of net sales of the respective lifestyle brand during fiscal 2011. Each of our operating groups manages the advertising, marketing and promotion of its brands. While the advertising of our lifestyle brands promotes our products, the primary emphasis is on brand image and brand lifestyle. We intend that the advertising will engage individuals within the brand's distinct consumer demographic and guide them on a regular basis to our retail stores, e-commerce websites or wholesale customers' stores in search of our products. The marketing of our lifestyle brands continues to include traditional media such as print, catalogs and other correspondence with customers, as well as moving media and tradeshow initiatives. However, an increasing amount of our marketing focus involves email, Internet and social media advertising. We believe that it is very important that we communicate regularly with our consumers via the use of email, Internet and social media about product offerings or other brand events in order to maintain and strengthen our brands' connections with our consumers.

        We also believe that highly visible retail store locations with creative design, broad merchandise selection and brand appropriate visual presentation are key enticements for customers to visit our retail stores and buy merchandise. We intend that our retail stores enhance the retail experience of our customers, which we believe will increase consumer brand loyalty. Marketing initiatives at certain of our retail stores may include special event promotions and a variety of public relations activities designed to create awareness of our stores and products. We believe that our retail store operations as well as our traditional media and electronic media communications increase the sales of our own retail stores and e-commerce operations, as well as the sales of our products for our wholesale customers.

        For certain of our wholesale customers we also provide point-of-sale materials and signage to enhance the presentation of our branded products at their retail locations and/or participate in cooperative advertising programs.

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

PRODUCT SOURCING

        We intend to maintain a flexible, diversified, cost-effective manufacturing base that provides high-quality branded products. Each of our operating groups, either internally or through the use of third-party buying agents, source substantially all of our products from non-exclusive, third-party producers located in foreign countries. The use of contract manufacturers reduces the amount of capital investment required by us as operating manufacturing facilities can require a significant amount of capital investment. During fiscal 2011, we sourced approximately 70% of our products from producers located in China. Although we place a high value on long-term relationships with our suppliers and have used many of our suppliers for a number of years, generally we do not have long-term contracts with our suppliers. Instead, we conduct business on an order-by-order basis. Thus, we compete with other companies for the production capacity of independent manufacturers. We believe that this approach provides us with the greatest flexibility in identifying the appropriate manufacturers while considering quality, cost, timing of product delivery and other criteria while also utilizing the expertise of the manufacturers. During fiscal 2011, no individual third-party manufacturer supplied more than 10% of our product purchases.

        We purchase substantially all of our Tommy Bahama, Lilly Pulitzer and Ben Sherman products from our third-party producers as package purchases of finished goods, which are manufactured with our oversight to our design and fabric specifications. For package purchases, we regularly depend upon the ability of third-party producers to secure a sufficient supply of raw materials specified by us, adequately finance the production of goods ordered and maintain sufficient manufacturing and shipping capacity rather than us providing or financing the costs of these items. We believe that our focus on acquiring package purchases allows us to reduce our working capital requirements as we generally are not required to purchase, or finance the purchase of, the raw materials or other production costs related to our product purchases until we take ownership of the finished goods, which typically occurs when the goods are shipped by the third-party producers.

        For our Lanier Clothes operating group, we acquired the majority of our Lanier Clothes products during fiscal 2011 on a package purchase basis from third-party producers. The remainder of the inventory purchases from third parties were primarily on a CMT basis, which we consider to be purchases whereby we supply the fabric and purchase cut, sew and finish labor (or "cut, make, trim") from our third-party producers. As the ability and willingness of third-party tailored clothing apparel manufacturers to finance raw materials purchases continues to increase along with other changes in sourcing practices for tailored clothing, we anticipate that Lanier Clothes will continue to increase the percentage of goods acquired as package purchases of finished goods rather than CMT purchases. In addition to purchasing products from third parties, Lanier Clothes also operates our only owned manufacturing facility, which is located in Merida, Mexico, and produced approximately 18% of our Lanier Clothes products during fiscal 2011.

        As the manufacture and transportation of apparel products for our brands may take as many as six months for each season, we typically make commitments months in advance of when products will arrive in our retail stores or our customers' stores. We continue to seek ways to reduce the time required from design and ordering to bringing products to our customer. While our merchandising departments can anticipate our requirements for finished goods purchases for our own retail stores and e-commerce sites based on historical product demand data and other factors, purchases for our wholesale accounts must be committed to and purchased by us prior to the receipt of customer orders in some cases. If we overestimate the demand for a particular product for our retail stores or our wholesale customers, we could be faced with substantial excess inventory; however, we believe excess purchases can generally be distributed in our outlet stores, as applicable, or through secondary wholesale distribution channels. Generally, we attempt to limit our purchases in excess of orders received from customers, but as a result inventory available for in-season replenishment requests by our customers may not be available for certain seasonal products.

        We are committed to sourcing our products in a lawful and responsible manner. As part of this commitment, each of our operating groups has implemented a code of conduct program applicable to vendors that we purchase goods from, which includes provisions related to abiding by applicable laws as well as compliance with other business ethics, including related human rights, health, safety, working conditions, environmental and other requirements. We require that each of our vendors comply with the applicable code of conduct. On an ongoing basis we assess vendors' compliance with the applicable code of conduct through assessments performed by either our employees or our designated agents. In the event we determine that a vendor is not abiding by the applicable code of conduct, we work with the vendor to remediate the violation. If the violation is not remediated, we generally will discontinue use of the vendor.

IMPORT RESTRICTIONS AND OTHER GOVERNMENT REGULATIONS

        We are exposed to certain risks as a result of our international operations. Almost all of our merchandise is manufactured by foreign suppliers. During fiscal 2011, we sourced approximately 70% of our products acquired from China. Our imported products are subject to customs, trade and other laws and regulations governing their entry into the United States and other countries where we sell our products. From time to time and in the ordinary course of business, we become subject to claims by the

United States Customs Service and similar government authorities in other countries for duties and related fees.

        Substantially all of the merchandise we acquire is subject to duties which are assessed on the value of the imported product. Duty rates vary depending on the type of garment and its fiber content. During fiscal 2011, cotton products represented approximately one-half of our total imported products and were subject to an average duty rate of approximately 17%, while silk and linen products represented approximately 20% of our total imported products and were subject to an average duty rate of approximately 2%. Duty rates are subject to change in future periods.

        Quotas on apparel and textiles among the World Trade Organization's member nations were eliminated effective January 1, 2008 and resulted in the continued shift of sourcing and manufacturing from the Western hemisphere to Asia. Although China's accession agreement for membership in the WTO resulted in the elimination of quotas on Chinese-made textile and apparel products into WTO countries, the United States and European countries are still allowed in certain circumstances to unilaterally impose "anti-dumping" duties in response to a particular product being imported (from China or other countries) in such increased quantities as to cause, or threaten to cause, serious damage to the comparable domestic industry. In addition, "countervailing" duties are other duties which can be imposed by the United States in cases where it finds that subsidies are being provided by a foreign government to its manufacturers and where this subsidized merchandise causes or threatens to cause damage to the comparable domestic U.S. industry. Additionally, there have been some recent legislative proposals which, if adopted, would treat manipulation by China of the value of its currency as actionable under the anti-dumping or countervailing duty laws. If the United States or the United Kingdom were to impose anti-dumping or countervailing duties on products that we import in the future, it would increase the cost of those products to us and we may not be able to pass on any such cost increases to our customers.

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

INFORMATION TECHNOLOGIES

        We believe that sophisticated information systems are an important component of maintaining our competitive position and supporting continued growth of our businesses. Our management information systems were designed to provide effective retail store, e-commerce and wholesale operations while emphasizing efficient point-of-sale, distribution center, design, sourcing, order processing, marketing, accounting and other functions. In our retail stores we use point-of-sale registers that capture sales data, track inventories and monitor traffic and other information for our retail stores. We regularly evaluate the adequacy of our information technologies and upgrade or enhance our systems to gain operating efficiencies and to support our anticipated growth as well as other changes in our business. We believe that continuous upgrading and enhancements to our management information systems with newer technology that offers greater efficiency, functionality and reporting capabilities is important to our operations and financial condition.

SEASONAL ASPECTS OF BUSINESS

        Our operating groups are impacted by seasonality. For details of the impact of seasonality on our operating groups and consolidated operating results, see Note 1 of our consolidated financial statements included in this report.

ORDER BACKLOG

        As of January 28, 2012 and January 29, 2011, we had booked orders for our wholesale businesses totaling $216.2 million and $165.1 million, respectively, substantially all of which we expect will be or were shipped within six months after each such date. Once we receive a specific purchase order, the dollar value of such order is included in our booked orders. A portion of our business, particularly in our Lanier Clothes operating group, consists of at-once EDI "Quick Response" programs with large retailers. Replenishment shipments under these programs generally have such an abbreviated order life that they are excluded from the order backlog completely. We do not believe that this backlog information is necessarily indicative of sales to be expected for future periods as the timing of wholesale customer orders, and therefore the order backlog, can be impacted by a variety of factors. Additionally, direct to consumer sales are never reflected in our booked orders as those sales are dependent upon future consumer purchases. As our sales continue to shift towards direct to consumer rather than wholesale sales, the amount of our booked orders may be less meaningful as a measure of our future results of operations.

EMPLOYEES

        As of January 28, 2012, we employed approximately 4,400 persons, of whom approximately 75% were employed in the United States. Approximately 60% of our employees were retail store and restaurant employees. We believe our employee relations are good.

AVAILABLE INFORMATION

        Our Internet address is www.oxfordinc.com. Copies of our annual report on Form 10-K, proxy statement, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on our website the same day that they are electronically filed with the SEC. The information on our website is not and should not be considered part of this Annual Report on Form 10-K and is not incorporated by reference in this document.

Item 1A.    Risk Factors

        The risks described below highlight some of the factors that could materially affect our operations. If any of these risks actually occurs, our business, financial condition or operating results may be adversely affected. These are not the only risks and uncertainties we face. We operate in a competitive and rapidly changing business environment, and additional risks and uncertainties not presently known to us or that we currently consider immaterial may also impact us.

We operate in a highly competitive industry and our success depends on the reputation and value of our brand names and our ability to offer innovative and market appropriate products that respond to rapidly changing fashion trends; any failure to maintain the reputation or value of our brands, to offer innovative, fashionable and desirable brands and products and/or to appropriately respond to competitive factors within our industry could adversely affect our business operations and financial condition.

        We believe that the principal competitive factors in the apparel industry are the reputation, value and image of our brand names; design; consumer preference; price; quality; marketing; and customer service. The value of our brands could be diminished by actions taken by us or by our wholesale customers or others, including marketing partners, who have interests in the brands, including by failing to respond to emerging fashion trends or by becoming overly promotional. We cannot always control the marketing and promotion of our products by our wholesale customers or other third parties and actions by such parties that are inconsistent with our own marketing efforts or that otherwise adversely affect the appeal of our products could diminish the value or reputation of one or more of our brands and have an adverse effect on our sales and business operations. During fiscal 2011, Tommy Bahama's net sales represented approximately 60% of our consolidated net sales, while Lilly Pulitzer's and Ben Sherman's net sales represented approximately 12% and 12%, respectively, of our consolidated net sales. The limited diversification in our portfolio may heighten the risks we face if one of our brands fails to meet our expectations and/or is adversely impacted by any actions we or third parties take with respect to that brand or by competitive conditions in the apparel industry.

        Although certain of our products carry over from season to season, the apparel industry in general, and to a heightened degree in recent years due to the emergence of social media tools, is subject to rapidly changing fashion trends and shifting consumer demands, particularly for our lifestyle branded Tommy Bahama, Lilly Pulitzer and Ben Sherman products. Accordingly, we must anticipate, identify and capitalize upon emerging fashion trends. Due to the competitive nature of the apparel industry, there can be no assurance that the demand for our products will not decline or that we will be able to successfully evaluate and adapt our products to align with consumers' preferences, fashion trends and changes in consumer demographics. As is typical with new products, market acceptance of new price points and designs is subject to uncertainty. The introduction or repositioning of new lines and products and the entry of our products into new geographic territories often requires substantial costs in design, marketing and advertising, which may not be recovered if the products are not successful. Any failure on our part to develop appealing products and update core products could result in lower sales, operating losses and/or harm the reputation and desirability of our brands. Additionally, since we generally make decisions regarding product designs several months in advance of the time when consumer acceptance can be measured, such a failure could leave us with a substantial amount of unsold excess inventory, which we may be forced to sell at lower price points.

        The highly competitive apparel industry includes numerous domestic and foreign apparel designers, manufacturers, distributors, importers, licensors and retailers, some of whom may also be our customers and some of whom are significantly larger, more diversified and have significantly greater financial resources than we do. The level and nature of our competition varies, and the number of our direct competitors and the intensity of competition may increase as we expand into other markets or product lines or as other companies expand into our markets or product lines. Certain of our competitors offer apparel for sale at significant discounts, particularly in response to weak economic conditions, which results in more pressure to reduce prices or the risk that our products may not be as desirable as lower priced products. Competitive factors within the apparel industry may result in reduced sales, increased costs, lower prices for our products and/or decreased margins.

        We also license certain of our brands, including Tommy Bahama, Lilly Pulitzer and Ben Sherman, to third party licensees. While we enter into comprehensive license agreements with these third parties covering product design, product quality, sourcing, manufacturing and marketing requirements and approvals, there can be no guarantee our brands will not be negatively impacted through our association with products outside of our core apparel products or due to the actions of a licensee. The improper or detrimental actions of a licensee could significantly impact the perception of our brands.

        In addition, the reputation of our brands could be harmed if our third party manufacturers and vendors, substantially all of which are located outside the United States, fail to meet our product safety, product quality and social compliance standards. We cannot assure that our manufacturers and vendors will at all times conduct their operations in accordance with ethical practices or that the products we purchase will always meet our safety and quality control standards. Any violation of our applicable codes of conduct or local laws relating to labor conditions by our manufacturers or vendors or other actions or failures by us or such parties may result in negative public perception of our brands or products, as well as disrupt our supply chain, adversely affecting our business operations.

The apparel industry is heavily influenced by general economic conditions, and a deterioration or worsening of consumer confidence or consumer purchases of discretionary products may adversely affect our business and financial condition.

        The apparel industry is cyclical and dependent upon the overall level of discretionary consumer spending, which changes as regional, domestic and international economic conditions change. Demand for our products is significantly impacted by trends in consumer confidence and discretionary consumer spending, which may be influenced by employment levels, recessions, fuel and energy costs, availability of personal credit, interest rates, tax rates and changes in tax laws, personal debt levels, housing prices, stock market volatility, general political conditions and other factors. The factors impacting consumer confidence and discretionary consumer spending are outside of our control and difficult to predict, and, often, the apparel industry experiences longer periods of recession and greater declines than the general economy.

        Starting in 2008 and continuing through 2009, the economies of the United States, United Kingdom and other parts of the world weakened as a result of the global economic crisis. We saw modest improvement in economic conditions in the United States during fiscal 2010 and through fiscal 2011. However, the European sovereign debt crisis and its impact on global financial systems continues to result in volatility in the European markets, and unstable political conditions in the Middle East and some other parts of the world have created significant global economic and political uncertainties, which could have an adverse impact on consumer demand for our products and also result in disruptions to sourcing of our products from foreign markets. There are no assurances that the United States or global economy will recover in the near future or that recessionary conditions will not return to these markets, and any deterioration or worsening of consumer confidence or discretionary consumer spending could reduce our sales, increase our costs of goods sold or require us to significantly modify our current business practices.

        Additionally, significant changes in the operations or liquidity of any of the parties with which we conduct our business, including suppliers, customers, trademark licensees and lenders, among others, now or in the future, or in the access to capital markets for any such parties, could result in lower demand for our products, lower sales, higher costs or other disruptions in our business.

Changes in international trade regulation and risks relating to the importation of our products may cause our products to become less competitive, disrupt our supply chain and/or adversely affect our operations.

        As we source substantially all of our products from foreign countries, including making approximately 70% of our product purchases from China during fiscal 2011, we are exposed to risks associated with changes in the laws and regulations governing the importing and exporting of apparel products into and from the countries in which we operate.

        Some of the risks associated with importing our products from foreign countries include quotas imposed by countries in which our products are manufactured or countries into which our products are imported, which limit the amount and type of goods that may be imported annually from or into these countries; changes in social, political, labor and economic conditions or terrorist acts that could result in the disruption of trade from the countries in which our manufacturers are located; the imposition of additional or new duties, tariffs, taxes or other changes and shifts in sourcing patterns as a result of such changes; significant delays in the delivery of our products, due to security or other considerations; fluctuations in sourcing costs; the imposition of antidumping or countervailing duties; fluctuations in the value of the dollar against foreign currencies; and restrictions on the transfer of funds to or from foreign countries.

        Our, or any of our suppliers', failure to comply with customs or similar laws or any other applicable regulations could restrict our ability to import products or lead to fines, penalties or adverse publicity, and future regulatory actions or trade agreements may provide our competitors with a material advantage over us or materially increase our costs.

We rely to a large extent on third party producers in foreign countries to meet our production demands and failures by these producers to meet our requirements, or the unavailability of suitable producers at reasonable prices, may negatively impact our ability to deliver quality products to our customers on a timely basis or result in higher costs or reduced net sales.

        We source substantially all of our products from non-exclusive, third party producers located in foreign countries. Although we place a high value on long-term relationships with our suppliers, generally we do not have long-term contracts but, instead, conduct business on an order-by-order basis. Therefore, we compete with other companies for the production capacity of independent manufacturers. We regularly depend upon the ability of third party producers to secure a sufficient supply of raw materials, adequately finance the production of goods ordered and maintain sufficient manufacturing and shipping capacity. Although we monitor production in third party manufacturing locations, we cannot be certain that we will not experience operational difficulties with our manufacturers, such as the reduction of availability of production capacity, errors in complying with product specifications, insufficient quality control, failures to meet production deadlines or increases in manufacturing costs. Such difficulties may negatively impact our ability to deliver quality products to our customers on a timely basis, which may, in turn, have a negative impact on our customer relationships and result in lower net sales.

Loss of one or more of our key wholesale customers, or a significant adverse change in a customer's financial performance or financial position could negatively impact our net sales and profitability.

        We generate a significant percentage of our wholesale sales from a few major customers. During fiscal 2011, sales to our five largest customers accounted for approximately 40% of our consolidated wholesale sales and sales to our largest wholesale customer represented approximately 14% of our consolidated wholesale sales. A decrease in the number of stores that carry our products, restructuring of our customers' operations, more centralized purchasing decisions, direct sourcing and greater leverage by customers, as a result of further consolidation in the retail industry or otherwise could result in lower prices, realignment of customer affiliations or other factors which could negatively impact our net sales and profitability.

        We generally do not have long-term contracts with any of our customers. Instead, we rely on long-standing relationships with these customers and our position within the marketplace. As a result, purchases generally occur on an order-by-order basis, and each relationship can generally be terminated by either party at any time. A decision by one or more of our major customers to terminate its relationship with us or to reduce its purchases from us, whether motivated by competitive considerations, quality or style issues, financial difficulties, economic conditions or otherwise, could adversely affect our net sales and profitability, as it would be difficult to immediately, if at all, replace this business with new customers or increase sales volumes with other existing customers.

        In addition, due to long product lead times, our product lines are typically designed and manufactured in anticipation of orders for sale. We make commitments for production in connection with these lines. These commitments can be made up to several months prior to the receipt of firm orders from customers, and if orders do not materialize or are canceled, we may incur expenses to terminate our production commitments or to dispose of excess inventories.

        We also extend credit to several of our key customers without requiring collateral, which results in a large amount of receivables from just a few customers. Companies in the apparel industry, including some of our customers, may continue to experience financial difficulties, including bankruptcies, restructurings and reorganizations, tightened credit markets and/or declining sales and profitability on a comparable store basis. A significant adverse change in a customer's financial position could cause us to limit or discontinue business with that customer, require us to assume greater credit risk relating to that customer's receivables or limit our ability to collect amounts related to previous shipments to that customer.

Our operations are reliant on information technology and any interruption or other failure, including at one of our principal distribution facilities, may impair our ability to provide products to our customers and meet the needs of management.

        The efficient operation of our business is dependent on information technology. Information systems are used in all stages of our operations from design to distribution and as a method of communication with our customers and suppliers. Additionally, certain of our operating groups utilize e-commerce websites to sell goods directly to consumers. Our management also relies on information systems to provide relevant and accurate information in order to allocate resources and forecast and report our operating results. Service interruptions may occur as a result of a number of factors, including power outages, computer viruses, hacking or other unlawful activities by third parties, disasters, or failures to properly install, upgrade, integrate, protect, repair or maintain our systems and e-commerce websites.

        We regularly evaluate upgrades or enhancements to our information systems to more efficiently and competitively operate our business and are in the process of upgrading certain of our businesses' systems to an integrated financial system. We may experience difficulties during this implementation and/or not be equipped to address system problems. Any material disruption in our information technology systems, or any failure to timely, efficiently and effectively integrate new systems, could have an adverse affect on our business or results of operations.

        In addition, our ability to meet customer expectations, manage inventory and achieve objectives for operating efficiencies depends on the proper operation of our primary distribution facilities, some of which are owned and others of which are operated by third parties. Finished garments from our contractors are inspected and stored at these distribution facilities. If any of these distribution facilities were to shut down or otherwise become inoperable or inaccessible for any reason, including as a result of natural or man-made disasters, cybersecurity attacks, computer viruses or otherwise, if our distribution facilities fail to upgrade their technological systems to ensure efficient operations, or if the goods in the distribution center were otherwise unavailable for shipment, as a result of a technology failure or otherwise, we could experience a reduction in sales, a substantial loss of inventory or higher costs and longer lead times associated with the distribution of our products during the time it takes to reopen or replace the facility or to restore the technological capabilities of the facility. This could negatively affect our operating results and our customer relationships.

Breaches of information security or privacy could damage our reputation or credibility.

        As an ongoing part of our business operations, including marketing through various social media tools, we regularly collect and utilize sensitive and confidential personal information. The regulatory environment governing our use of individually identifiable data of customers, employees and others is complex, and the security of personal information is a matter of public concern. Despite our implementation of security measures, if an actual or perceived data security breach occurs, whether as a result of cybersecurity attacks, computer viruses, vandalism, human error or otherwise, our reputation and credibility could be damaged and we could experience lost sales. In addition, privacy and information security laws and requirements change frequently, and compliance with them may require us to modify our operations and/or incur costs to make necessary systems changes and implement new administrative processes, or our failure with these laws and regulations could lead to fines, penalties or adverse publicity.

Our business is subject to various federal, foreign, state and local laws and regulations, and the costs of compliance with, or the violation of, such laws and regulations could have an adverse effect on our costs or operations.

        In the United States, we are subject to increasingly stringent and complex standards, laws and other regulations, including those relating to health, product performance and safety, labor, employment, privacy and data security, consumer protection, taxation, logistics and similar operational issues. These laws and regulations include among others the Consumer Product Safety Improvement Act of 2008 and California Proposition 65, particularly given the concentration of our retail stores in the State of California, as well as a wide range of state and local laws and regulations governing employment, safety and other matters that impact our retail and restaurant operations. In addition, operating in foreign jurisdictions, including those where we may open retail stores in the future, requires compliance with similar laws and regulations. These laws and regulations are complex and often vary widely by jurisdiction, making it difficult for us to ensure that we are currently or will be in the future compliant with all applicable laws and regulations.

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

        Our senior management has substantial experience and expertise in the apparel and related industries. Our success depends upon disciplined execution at all levels of our organization, including the members of our senior management. Competition for qualified personnel in the apparel industry is intense, and we compete to attract and retain these individuals with other companies which may have greater financial resources. In addition, we will need to plan for the succession of our senior management and successfully integrate new members of management within our organization. This may include situations in which individuals join our company as a result of acquisitions that we make and may be more familiar with certain of the operational aspects of acquired businesses than other members of our management, such as our employment of the pre-acquisition principals of the Lilly Pulitzer brand and operations to lead our Lilly Pulitzer Group. The unexpected loss of any of our senior management, or the unsuccessful integration of new leadership, could negatively affect our operations, business relationships and ability to execute our strategies.

The acquisition of new businesses has certain inherent risks, including, for example, strains on our management team, unexpected acquisition costs, and, in some instances, contingent payments.

        From time to time, we acquire new businesses or product lines when we believe appropriate investment opportunities are available. For example, in the fourth quarter of fiscal 2010, we acquired the Lilly Pulitzer brand and operations.

        As a result of acquisitions, we may become responsible for unexpected liabilities that we failed or were unable to discover in the course of performing due diligence. Although we may be entitled to indemnification against undisclosed liabilities from the sellers of the acquired business, we cannot be certain that the indemnification, even if obtained, will be enforceable, collectible or sufficient in amount, scope or duration to fully offset the possible liabilities associated with the business or assets acquired. Any of these liabilities, individually or in the aggregate, could have a material adverse effect on our business, financial condition and results of operations.

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

        In connection with our acquisition of the Lilly Pulitzer brand and operations, we entered into a contingent consideration agreement with the selling shareholders that may require us to pay up to an aggregate of $20 million in performance-based contingent payments over a period ending in 2015. Although we are only required to make these payments if the acquired business is successful, the contingent payments are payable based on that business achieving earnings targets. As of January 28, 2012, the selling shareholders had earned $2.5 million in contingent consideration payments under this agreement based on our Lilly Pulitzer Group's financial results during fiscal 2011. If Lilly Pulitzer is successful but the rest of our business is not successful, we may have difficulty making the contingent payments. The principal shareholders from whom we acquired the Lilly Pulitzer brand and operations, are key members of management of our Lilly Pulitzer Group. It is possible that their interests with respect to the contingent payments will differ from our interests or those of our shareholders.

We may be unable to grow our business through organic growth and/or, if and when appropriate, acquisitions of lifestyle brands that fit within our business model, and any failure to successfully execute this aspect of our business strategy may have a material adverse effect on our business, financial condition, liquidity and results of operations.

        One component of our business strategy is to grow our business through organic growth and/or, if and when appropriate, acquisitions of lifestyle brands that fit within our business model, such as our acquisition of the Lilly Pulitzer brand and operations in December 2010. Organic growth may be achieved by, among other things, increasing our market share in existing markets, including to existing wholesale customers; selling our products in new markets, including international markets; increasing sales in our direct to consumer channels; and increasing the product offerings within our various operating groups. Successful growth of our business through organic growth and/or acquisitions is subject to, among other things, the ability of our management to implement plans for expanding our existing businesses and our ability to find suitable acquisition candidates at reasonable prices in the future. We may not be successful in this regard, and our inability to grow our business may have a material adverse effect on our business, financial condition, liquidity and results of operations.

We make use of debt to finance our operations, which exposes us to risks that could adversely affect our business, financial position and operating results.

        Our levels of debt vary as a result of the seasonality of our business, investments in acquisitions and working capital and divestitures. As of January 28, 2012, we had $105 million aggregate principal amount outstanding of our 11 3/8% Senior Secured Notes, no borrowings outstanding under our U.S. Revolving Credit Agreement and $2.6 million in borrowings outstanding under our U.K. Revolving Credit Agreement. Our debt levels may increase in the future under our existing facilities or potentially under new facilities, or the terms or forms of our financing arrangements in the future may change.

        Our indebtedness includes, and any future indebtedness may include, certain obligations and limitations, including the periodic payment of principal and interest, maintenance of certain covenants and certain other limitations related to additional debt, dividend payments, investments and dispositions of assets. Our ability to satisfy these obligations will be dependent upon our business, financial condition and operating results, and obligations and limitations under future financing arrangements may be more onerous than those currently in effect. These obligations and limitations may increase our vulnerability to adverse economic and industry conditions, place us at a competitive disadvantage compared to our competitors that are less leveraged and limit our flexibility in carrying out our business plan and planning for, or reacting to, changes in the industry in which we operate.

        In addition, we have interest rate risk on indebtedness under our U.S. Revolving Credit Agreement and U.K. Revolving Credit Agreement. Our exposure to variable rate indebtedness may increase in the future, based on our working capital needs and/or the terms of future financing arrangements. We have not historically engaged in hedging activities with respect to our interest rate risk, and an increase in interest rates may require us to pay a greater amount of our funds from operations towards interest, even if the amount of borrowings outstanding remains the same. As a result, we may have to revise or delay our business plans, reduce or delay capital expenditures or otherwise adjust our plans for operations.

        Although we believe we may have an opportunity to reduce our interest expense for future periods by redeeming our 11 3/8% Senior Secured Notes, there are no assurances that financing opportunities on terms that are satisfactory will be available to us in order to redeem these notes. Our 11 3/8% Senior Secured Notes are redeemable, at our option, beginning on July 15, 2012, on not less than 30 nor more than 60 days' prior notice at 105.688% of the principal amount plus accrued and unpaid interest, which redemption price will decrease in subsequent years. In particular, continued instability in global financial markets may limit our access to credit or capital markets at appropriate times or on acceptable terms. Restricted access to financing opportunities may also make it difficult for us to replace our U.S. Revolving Credit Agreement, which together with cash from operations provides us with access to funds for working capital purposes, when it matures in August 2013 on terms that are desirable.

Fluctuations and volatility in the cost and availability of raw materials, labor and freight may materially increase our costs.

        Most of the products we purchase from third party producers are package purchases, which means that we purchase the finished goods manufactured to our design and fabric specifications from third party producers whom we rely on to secure the fabric and raw materials. We and our third party suppliers rely on the availability of raw materials at reasonable prices. The principal fabrics used in our business are cotton, linens, wools, silk, other natural fibers, synthetics and blends of these materials. The prices paid for these fabrics depend on the market price for raw materials used to produce them. In addition, the cost of the materials that are used in our manufacturing process, such as oil-related commodity prices and other raw materials, such as dyes and chemicals, and other costs, can fluctuate. The cost and availability of raw materials and materials used in the manufacturing process for our products may be further impacted by legislation and regulations associated with global climate change. During fiscal 2011, we saw a sustained increase in the costs of raw materials, particularly cotton, as a result of rising demand from the economic recovery, weather-related supply disruptions, significant declines in U.S. inventory and a sharp rise in the futures market for cotton. We historically have not entered into any futures contracts to hedge commodity prices. We are also dependent on the availability of raw materials for our suppliers. Our suppliers may experience shortages of raw materials, which could also result in delays in deliveries of our products.

        During fiscal 2011, we saw increases in the cost of labor at many of our suppliers, particularly in China which experienced labor shortages in certain areas, as the value of the U.S. dollar declined, as well as in freight costs, resulting from increased oil prices and unrest in the Middle East. We believe that these cost pressures may not be alleviated in the near future and could increase.

        Although we attempt to mitigate the effect of increases in our cost of goods sold through sourcing initiatives and by selectively increasing the prices of our products, any significant or sustained increase in the price of raw materials, labor and/or freight or other variable costs associated with our sourcing of products may materially increase our costs, and we may be unable to fully pass on these costs to our customers.

Our geographical concentration of retail stores and wholesale customers for certain of our products exposes us to certain regional risks.

        Our retail locations are heavily concentrated in certain geographic areas in the United States, including Florida and California for our Tommy Bahama retail stores, Florida for our Lilly Pulitzer retail stores and the United Kingdom for our Ben Sherman retail stores. As of January 28, 2012, 43 out of our 96 Tommy Bahama retail stores were located in California and Florida, five out of our 16 Lilly Pulitzer retail stores were located in Florida and 10 out of our 16 owned Ben Sherman retail stores were located in the United Kingdom. Additionally, a significant portion of our wholesale sales for Tommy Bahama, Lilly Pulitzer and Ben Sherman products are concentrated in the same geographic areas as our own retail store locations for these brands. Due to this concentration, we have heightened exposure to factors that impact these regions, including general economic conditions, weather patterns, natural disasters, changing demographics and other factors.

We may not be successful in identifying locations and negotiating appropriate lease terms for retail stores and restaurants.

        An integral part of our strategy has been to develop and operate retail stores and restaurants for certain of our lifestyle brands. Net sales from our retail stores and restaurants were approximately 43% of our consolidated net sales during fiscal 2011. We expect to increase the number of our retail stores and restaurants during fiscal 2012 and in future years, including opening Tommy Bahama retail stores in geographic territories where we have not previously operated Tommy Bahama retail stores.

        Successful operation of our retail stores and restaurants depends, in part, on our ability to identify desirable, brand appropriate retail locations, the overall ability of the retail location to attract a consumer base sufficient to make store sales volume profitable, and our ability to negotiate satisfactory lease terms and employ qualified personnel. If we are unable to identify new locations with consumer traffic sufficient to support a profitable sales level or the local market reception to a new retail store opening is inconsistent with our expectations, retail growth may be limited. Further, if existing retail stores and restaurants do not maintain a sufficient customer base that provides a reasonable sales volume, it could have a negative impact on our sales, gross margin, and results of operations. From time to time, we seek to downsize or close some of our retail store or restaurant operations, which may require a modification or termination of an existing lease; such actions may require payment of exit fees and/or result in fixed asset impairment charges, the amounts of which could be material.

        In addition, continued consolidation within the commercial real estate development, operation and/or management industries may further concentrate our base of retail store locations to a small number of third party landlords and reduce our leverage with those parties, thereby materially adversely affecting the terms of future leases for our retail stores and restaurants or making entering into long-term commitments with such parties cost prohibitive.

We anticipate expanding our operations internationally in fiscal 2012, including opening new Tommy Bahama retail stores in various jurisdictions in Asia, and these efforts may not be successful.

        We currently operate Ben Sherman retail stores in the United Kingdom and various jurisdictions in Europe. In addition, Ben Sherman products can be found throughout Europe, as well as globally. We anticipate opening Tommy Bahama retail stores in Asia, including Macau and Singapore in fiscal 2012 and a Tommy Bahama island in Tokyo in fiscal 2013. We continue to look for additional locations for retail stores in Asia, including locations in China and Hong Kong, as we proceed with our Tommy Bahama international expansion.

        Expanding our operations internationally requires significant capital investment and long-term commitments, and there are risks associated with doing business in these markets, including, understanding fashion trends and satisfying consumer tastes, including understanding sizing and fitting in these markets; market acceptance of our products; establishing appropriate logistics functions and operational infrastructure; managing compliance with the various legal requirements; staffing and managing foreign operations; fluctuations in exchange rates; the absence of intellectual property protection; obtaining governmental approvals that may be required to operate; potentially adverse tax implications; local regulations relating to employment and retail and restaurant operations; and maintaining proper levels of inventory. If we are unable to properly manage these risks or if our international expansion efforts do not prove successful, our business, financial condition and results of operations could suffer.

Our Internet operations subject us to risks that could adversely affect our results and operations.

        Certain of our brands, including Tommy Bahama, Lilly Pulitzer and Ben Sherman, distribute products through their ecommerce websites and communicate with consumers through social media and other methods of digital marketing. These operations subject us to numerous risks that could adversely affect our results and operations, including diversion of sales from our brick-and-mortar retail stores; failure to properly communicate our brand message or recreate the ambiance of our retail stores; reliance on third party service providers for software, processing and similar services; liability for website content; credit card fraud; and failure of computer systems, theft of personal consumer information and computer viruses. If we are unable to properly manage these risks, we may lose sales and/or our reputation and credibility may be damaged.

Our business could be harmed if we fail to maintain proper inventory levels.

        We schedule production from third party manufacturers based on our expectations for the demand for our products. However, we may be unable to sell the products we have ordered in advance from manufacturers or that we have in our inventory, which may result in inventory markdowns or the sale of excess inventory at discounted prices. These events could significantly harm our operating results and impair the image of our brands. Conversely, we may not be in a position to order quality products from our manufacturers in a timely manner and/or we may experience inventory shortages as demand for our products increases, which might result in unfilled orders, negatively impact customer relationships, diminish brand loyalty and result in lost sales, any of which could harm our business.

We may be unable to protect our trademarks and other intellectual property.

        We believe that our registered and common law trademarks and other intellectual property, as well as other contractual arrangements, including licenses and other proprietary intellectual property rights, have significant value and are important to our continued success and our competitive position due to their recognition by retailers and consumers. Approximately 88% of our net sales in fiscal 2011 were attributable to branded products for which we own the trademark. Therefore, our success depends to a significant degree upon our ability to protect and preserve our intellectual property. We rely on laws in the United States and other countries to protect our proprietary rights. However, we may not be able to sufficiently prevent third parties from using our intellectual property without our authorization, particularly in those countries where the laws do not protect our proprietary rights as fully as in the United States. The use of our intellectual property or similar intellectual property by others could reduce or eliminate any competitive advantage we have developed, causing us to lose sales or otherwise harm the reputation of our brands.

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

Our international operations, including foreign sourcing, result in an exposure to fluctuations in foreign currency exchange rates.

        As a result of our international operations, we are exposed to certain risks in conducting business outside of the United States. Substantially all of our orders for the production of apparel in foreign countries are denominated in U.S. dollars. If the value of the U.S. dollar decreases relative to certain foreign currencies in the future, then the prices that we negotiate for products could increase, and it is possible that we would not be able to pass this increase on to customers, which would negatively impact our margins. However, if the value of the U.S. dollar increases between the time a price is set and payment for a product, the price we pay may be higher than that paid for comparable goods by competitors that pay for goods in local currencies, and these competitors may be able to sell their products at more competitive prices. Additionally, currency fluctuations could also disrupt the business of our independent manufacturers that produce our products by making their purchases of raw materials more expensive and difficult to finance.

        We received U.S. dollars for approximately 90% of our product sales during fiscal 2011. The sales denominated in foreign currencies primarily relate to Ben Sherman sales in the United Kingdom and Europe. As we increase our operations in foreign markets, the volume of our sales denominated in foreign currencies would be expected to increase. An increase in the value of the U.S. dollar compared to these other currencies in which we have sales could result in lower levels of sales and earnings in our consolidated statements of operations, although the sales in foreign currencies could be equal to or greater than amounts in prior periods. In addition, to the extent that a stronger U.S. dollar increases costs, and the products are sold in another currency, but the additional cost cannot be passed on to our customers, our gross margins will be negatively impacted.

We hold licenses for the use of other parties' brand names, and we cannot guarantee our continued use of such brand names or the quality or salability of such brand names.

        We have entered into license and design agreements to use certain trademarks and trade names, such as Kenneth Cole, Dockers, Geoffrey Beene and Ike Behar, to market some of our products. Approximately 7% of our net sales during fiscal 2011 related to the products for which we license the use of the trademark for specific product categories. These license and design agreements will expire at various dates in the future. We cannot guarantee that we will be able to renew these licenses on acceptable terms upon expiration or that we will be able to acquire new licenses to use other popular trademarks. The termination or expiration of a license agreement will cause us to lose the sales and any associated profits generated pursuant to such license and in certain cases could result in an impairment charge for related intangible assets.

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

Our operations are influenced by weather patterns and natural or man-made disasters.

        Our sales volume and operations may be adversely affected by unseasonable weather conditions or natural or man-made disasters, which may cause consumers to alter their purchasing habits or result in a disruption to our operations. Because of the seasonality of our business, the concentration of a significant proportion of our retail stores and wholesale customers in certain geographic regions, the concentration of our sourcing operations in China and the concentration of our distribution operations, the occurrence of such events could disproportionately impact our business, financial condition and operating results.

Divestitures of certain businesses or discontinuations of certain product lines may require us to find alternative uses for our resources.

        From time to time, we may decide to divest or discontinue certain operations, as we did in fiscal 2010 with the sale of substantially all of the operations and assets of our former Oxford Apparel Group and as we did during the preceding years with the restructuring of our operations at certain of our operating groups. Divestitures of certain businesses that do not align with our strategy or the discontinuation of certain product lines which may not provide the returns that we expect or desire may result in underutilization of our resources in the event that the operations are not replaced with new lines of business either internally or through acquisition. There can be no guarantee that if we divest certain businesses or discontinue certain product lines that we will be able to replace the sales and profits related to these businesses or appropriately utilize our remaining resources, which may result in a decline in our operating results and/or result in an inappropriate capitalization of our organization.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        We lease and own space for our retail stores, distribution centers, manufacturing facilities and sales/administration office space in various domestic and international locations. We believe that our existing properties are well maintained, are in good operating condition and will be adequate for our present level of operations.

        In the ordinary course of business, we enter into lease agreements for retail space. Most of the leases require us to pay specified minimum rent, as well as real estate taxes, insurance and other operating expenses applicable to the property, plus a contingent rent based on a percentage of the store's net sales in excess of a specific threshold. The leases have varying terms and expirations and frequently have provisions to extend, renew or terminate the lease agreement, among other terms and conditions, as negotiated. Assets leased under operating leases are not recognized as assets and liabilities in our consolidated balance sheets. Periodically, we assess the operating results of each of our retail stores and restaurants to assess whether the location provides, or is expected to provide, an appropriate long-term return on investment, whether the location remains brand appropriate and other factors. As a result of this assessment, we may determine that it is appropriate to close certain stores that do not continue to meet our investment criteria, not renew certain leases, exercise an early termination option, or otherwise negotiate an early termination. For existing leases in desirable locations, we anticipate that we will be able to extend our retail leases, to the extent that they expire in the near future, on terms that are satisfactory to us, or if necessary, locate substitute properties on acceptable terms. We also believe that there are adequate retail spaces available for the continued expansion of our retail store footprint in the future.

        As of January 28, 2012, our retail operations utilized approximately 0.6 million square feet of leased retail and restaurant space in the United States, the United Kingdom and Europe. Each of our retail stores and restaurants is less than 16,000 square feet, and we do not believe that we are dependent upon any individual retail store or restaurant location for our business operations. Our Tommy Bahama, Lilly Pulitzer and Ben Sherman retail stores are operated by the respective management of each operating group. The table below reflects the changes in store count, including collectively the full price stores, restaurant-retail locations and outlet stores during fiscal 2011, and stores remodeled or relocated during fiscal 2011, for each of our operating groups:

	Tommy Bahama	Lilly Pulitzer	Ben Sherman	Total
Stores open as of beginning of fiscal year	89	16	15	120
Stores opened during fiscal year	8	—	3	11
Stores closed during fiscal year	1	—	2	3

Stores open as of end of fiscal year	96	16	16	128

Square feet for stores open as of end of fiscal year	490,000	53,000	40,000

        We also utilize approximately 1.2 million square feet of owned distribution and manufacturing facilities in the United States and Mexico and approximately 0.5 million square feet of leased and owned administrative and sales space in various locations, including the United States, the United Kingdom, Germany, China and Hong Kong. In addition to our owned distribution facilities, we may utilize certain third party warehouse/distribution providers where we do not own or lease any space. Our distribution, manufacturing, administrative and sales facilities provide space for employees and functions used in support of our retail, wholesale and e-commerce operations. Details of our principal administrative, sales, distribution and manufacturing facilities, including approximate square footage, are as follows:

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

Item 3.    Legal Proceedings

        From time to time, we are a party to litigation and regulatory actions arising in the ordinary course of business. We are not currently a party to litigation or regulatory actions, or aware of any proceedings contemplated by governmental authorities that we believe could reasonably be expected to have a material impact on our financial position, results of operations or cash flows.

Item 4.    Mine Safety Disclosures

        Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market and Dividend Information

        Our common stock is listed and traded on the New York Stock Exchange under the symbol "OXM." As of March 16, 2012, there were 339 record holders of our common stock. The following table sets forth the high and low sale prices and quarter-end closing prices of our common stock as reported on the New York Stock Exchange for the quarters indicated. Additionally, the table indicates the dividends per share declared on shares of our common stock by our Board of Directors for each quarter.

	High	Low	Close	Dividends
Fiscal 2011
Fourth Quarter	$49.69	$33.61	$49.24	$0.13
Third Quarter	$41.20	$29.81	$39.70	$0.13
Second Quarter	$39.59	$30.05	$39.18	$0.13
First Quarter	$35.66	$22.48	$34.35	$0.13
Fiscal 2010
Fourth Quarter	$29.50	$21.50	$23.86	$0.11
Third Quarter	$24.66	$19.23	$23.03	$0.11
Second Quarter	$24.50	$15.00	$22.40	$0.11
First Quarter	$23.71	$16.05	$21.59	$0.11

        On March 26, 2012, our Board of Directors approved a cash dividend of $0.15 per share payable on April 27, 2012 to shareholders of record as of the close of business on April 13, 2012. Although we have paid dividends in each quarter since we became a public company in July 1960, we may discontinue or modify dividend payments at any time if we determine that other uses of our capital, including payment of outstanding debt, repurchases of outstanding shares, funding of acquisitions or funding of capital expenditures, may be in our best interest; if our expectations of future cash flows and future cash needs outweigh the ability to pay a dividend; or if the terms of our credit facilities, the indenture for the 11 3/8% Senior Secured Notes, other debt instruments, contingent consideration arrangements or applicable law limit our ability to pay dividends. We may borrow to fund dividends in the short-term based on our expectation of operating cash flows in future periods subject to the terms and conditions of our credit facilities, the indenture for the 11 3/8% Senior Secured Notes or other debt instruments and applicable law. All cash flow from operations will not necessarily be paid out as dividends in all periods.

        For details about limitations on our ability to pay dividends, see Note 5 of our consolidated financial statements and Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, both contained in this report.

Recent Sales of Unregistered Securities

        We did not sell any unregistered equity securities during fiscal 2011.

Purchases of Equity Securities by the Issuer and Affiliated Purchases

        We have certain stock incentive plans as described in Note 7 to our consolidated financial statements included in this report, all of which are publicly announced plans. Under the plans, we can repurchase shares from employees to cover employee tax liabilities related to the exercise of stock options or the vesting of previously restricted shares. We did not repurchase any of our common shares pursuant to these plans during the fourth quarter of fiscal 2011.

        During fiscal 2011, our Board of Directors authorized us to spend certain amounts to repurchase shares of our common stock and/or 11 3/8% Senior Secured Notes. We repurchased in a privately negotiated transaction $40.0 million in aggregate principal amount of our 11 3/8% Senior Secured Notes in May 2011 and an additional $5.0 million in aggregate principal amount of our 11 3/8% Senior Secured Notes in August 2011. As of January 28, 2012, we were still authorized by our Board of Directors to spend up to a remaining $44.4 million to repurchase shares of our common stock and/or 11 3/8% Senior Secured Notes, which has no automatic expiration.

Securities Authorized for Issuance Under Equity Compensation Plans

        The information required by this Item 5 of Part II will appear in our definitive proxy statement under the heading "Equity Compensation Plan Information" and is incorporated herein by reference.

Stock Price Performance Graph

        The graph below reflects cumulative total shareholder return (assuming an initial investment of $100 and the reinvestment of dividends) on our common stock compared to the cumulative total return for a period of five years and eight months, beginning June 2, 2006 and ending January 28, 2012 of:

  •
  The S&P SmallCap 600 Index; and

  •
  The S&P 500 Apparel, Accessories and Luxury Goods.

Comparison of Cumulative Total Return

		INDEXED RETURNS Years Ended
	Base Period 6/2/06
Company / Index		6/1/07	2/2/08	1/31/09	1/30/10	1/29/11	1/28/12
Oxford Industries, Inc.	100	111.67	57.03	17.35	47.81	65.15	136.35
S&P SmallCap 600 Index	100	115.79	101.13	62.41	86.74	112.82	122.90
S&P 500 Apparel, Accessories & Luxury Goods	100	143.61	97.36	49.98	94.44	129.76	185.29

Item 6.   Selected Financial Data

        Our selected financial data included in the table below reflects (1) the results of operations for Lilly Pulitzer subsequent to its acquisition date of December 21, 2010 and (2) the divestiture of substantially all of the operations and assets of our former Oxford Apparel operations in fiscal 2010, resulting in those operations being classified as discontinued operations for all periods presented. On October 8, 2007, our Board of Directors approved a change to our fiscal year end. Effective with our fiscal year which commenced on June 2, 2007, our fiscal year ends at the end of the Saturday closest to January 31 and will, in each case, begin at the beginning of the day next following the last day of the preceding fiscal year. Accordingly, there was a transition period from June 2, 2007 through February 2, 2008 for which we filed a transition report on Form 10-KT for that period.

	Fiscal 2011	Fiscal 2010	Fiscal 2009	Fiscal 2008	Eight-month Transition Period Ended February 2, 2008	Fiscal 2007
	(In millions, except per share amounts)
Net sales	$758.9	$603.9	$585.3	$699.1	$501.5	$799.5
Cost of goods sold	345.9	276.5	294.5	363.5	263.8	422.2

Gross profit	413.0	327.4	290.8	335.6	237.7	377.4
SG&A	358.6	302.0	283.7	328.1	221.6	316.9
Change in fair value of contingent consideration	2.4	0.2	—	—	—	—
Impairment of goodwill and intangible assets	—	—	—	307.5	—	—
Royalties and other operating income	16.8	15.4	11.8	15.7	11.3	12.8

Operating income (loss)	68.8	40.7	18.9	(284.4)	27.4	73.2
(Loss) gain on repurchase of senior notes	(9.0)	—	(1.8)	7.8	—	—
Interest expense, net	16.3	19.9	18.7	21.3	13.8	20.9

Earnings (loss) from continuing operations before income taxes	43.5	20.8	(1.6)	(298.0)	13.6	52.3
Income taxes (benefit)	14.3	4.5	(2.9)	(19.8)	1.9	16.3

Net earnings (loss) from continuing operations	29.2	16.2	1.4	(278.1)	11.7	36.0
Net earnings from discontinued operations, net of taxes	0.1	62.4	13.2	6.6	8.5	15.5

Net earnings (loss)	$29.4	$78.7	$14.6	(271.5)	20.2	$51.6

Diluted net earnings (loss) from continuing operations per common share	$1.77	$0.98	$0.09	$(17.42)	$0.67	$2.01
Diluted net earnings from discontinued operations per common share	$0.01	$3.77	$0.81	$0.42	$0.49	$0.87

Diluted net earnings (loss) per common share	$1.78	$4.75	$0.90	$(17.00)	$1.16	$2.88
Diluted weighted average shares outstanding	16.5	16.6	16.3	16.0	17.4	17.9
Dividends declared	$8.6	$7.3	$5.9	$11.5	$9.3	$11.7
Dividends declared per common share	$0.52	$0.44	$0.36	$0.72	$0.54	$0.66
Total assets, at period-end	$509.2	$558.5	$425.2	$467.7	$910.1	$907.6
Long-term debt, less current maturities, at period-end	$103.4	$147.1	$146.4	$194.2	$234.4	$199.3
Shareholders' equity, at period-end	$204.1	$180.0	$104.4	$87.3	$407.4	$452.9
Capital expenditures	$35.3	$13.3	$11.3	$20.0	$21.1	$31.3
Depreciation and amortization	$27.2	$19.2	$22.6	$23.8	$16.0	$23.1
Amortization of deferred financing costs	$1.7	$2.0	$1.6	$2.9	$1.7	$2.5
Book value per share at period-end	$12.35	$10.90	$6.34	$5.50	$25.38	$25.38

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis of our operations, cash flows, liquidity and capital resources should be read in conjunction with our consolidated financial statements contained in this report.

OVERVIEW

        We generate revenues and cash flow primarily through our design, sourcing, marketing and distribution of branded apparel products bearing the trademarks of our owned lifestyle brands as well as certain licensed and private label apparel products. We distribute our products through our direct to consumer channels, including our retail stores, e-commerce websites and restaurants, and our wholesale distribution channel, which includes better department stores, specialty stores, national chains, specialty catalogs, mass merchants and Internet retailers. In fiscal 2011, more than 90% of our consolidated net sales were to customers located in the United States, with the remainder primarily being sales of our Ben Sherman products in the United Kingdom and Europe. We source substantially all of our products through third party manufacturers located outside of the United States and United Kingdom.

        We operate in highly competitive domestic and international markets in which numerous U.S.-based and foreign apparel firms compete. No single apparel firm or small group of apparel firms, dominate the apparel industry and our direct competitors vary by operating group and distribution channel. We believe that the principal competitive factors in the apparel industry are design, brand image, consumer preference, price, quality, marketing and customer service. We believe our ability to compete successfully in styling and marketing is related to our ability to foresee changes and trends in fashion and consumer preference, and to present appealing products for consumers. In some instances, a retailer that is our customer may compete directly with us by offering certain of their own competing products, some of which may be sourced directly by our customer, in their own retail stores. Additionally, the apparel industry is cyclical and dependent upon the overall level of discretionary consumer spending, which changes as regional, domestic and international economic conditions change. Often, negative economic conditions have a longer and more severe impact on the apparel and retail industry than the conditions have on other industries.

        The global economic conditions and resulting economic uncertainty that began in fiscal 2008 continues to impact each of our operating groups, and the apparel industry as a whole. Although declines in consumer spending in the U.S. have moderated and our product sales have generally increased during fiscal 2010 and fiscal 2011, unemployment levels remain high, the retail environment remains highly promotional and a significant amount of economic uncertainty remains.

        While we anticipate sales of our products may continue to be negatively impacted as long as there is an elevated level of economic uncertainty, we believe that our operating groups have significant opportunities for long-term growth. We believe that each of our lifestyle brands has opportunities for growth in its direct to consumer businesses through expansion of our retail store footprint as well as increases in same store sales. We also believe that our lifestyle brands provide an opportunity for moderate sales increases in our wholesale businesses primarily from our current customers adding to their existing door count and the selective addition of new wholesale customers.

        Although the challenging economic conditions continue to have an impact on our business and the apparel industry as a whole, and we continue to focus on minimizing inventory markdown risk and promotional pressure, we were slightly more aggressive in our inventory purchases for fiscal 2011 and anticipate continuing to purchase inventory more aggressively in fiscal 2012 if the economic conditions continue to show improvement. The second half of fiscal 2011 was impacted by pricing pressures on raw materials, fuel, transportation, labor and other costs necessary for the production and sourcing of apparel products, particularly in our Ben Sherman and Lanier Clothes operating groups. We anticipate that these increased product costs will continue to impact our operating results through the first half of fiscal 2012, but may moderate in the second half of fiscal 2012.

        We continue to believe it is important to focus on maintaining a strong balance sheet and ample liquidity, and we believe that our strong balance sheet and liquidity coupled with positive cash flow from operations will provide us ample resources to fund future investments in our lifestyle brands. Further, we believe that we have a significant opportunity beginning on July 15, 2012 to improve our capital structure, when we can redeem our 11 3/8% Senior Secured Notes at 105.688% of the principal amount plus accrued and unpaid interest, which redemption price will decrease in subsequent years, which could result in substantial interest savings for us after that date if we can replace these notes with more attractive borrowing alternatives. In the future, we may add additional lifestyle brands to our portfolio, if we identify appropriate lifestyle brands which meet our investment criteria; however, we believe that we have significant opportunities to appropriately deploy our capital and resources in our existing lifestyle brands even absent any future acquisition.

        The following table sets forth our consolidated operating results (in thousands, except per share amounts) for fiscal 2011 compared to fiscal 2010:

	Fiscal 2011	Fiscal 2010
Net sales	$758,913	$603,947
Operating income	$68,807	$40,662

Earnings from continuing operations	$29,243	$16,235
Earnings from continuing operations per diluted common share	$1.77	$0.98

Earnings from discontinued operations, net of taxes	$137	$62,423
Earnings from discontinued operations, net of taxes, per diluted common share	$0.01	$3.77

Net earnings	$29,380	$78,658
Net earnings per diluted common share	$1.78	$4.75

        The primary reasons for the improvement in earnings from continuing operations were:

  •
  An increase in net sales and operating income primarily driven by the $94.5 million of net sales related to Lilly Pulitzer, which we acquired on December 21, 2010 and was not included in our results of operations for a full year in fiscal 2010, and a sales increase in the direct to consumer channel of distribution at Tommy Bahama.

  •
  Improved gross margins resulting from a change in sales mix attributable to (1) the inclusion of the Lilly Pulitzer operations for a full year in fiscal 2011 and (2) the higher proportion of direct to consumer sales in Tommy Bahama in fiscal 2011. These items were partially offset by the negative impact on our gross profit of (1) the net impact of LIFO accounting charges which were $5.8 million in fiscal 2011 and $3.8 million in fiscal 2010 and (2) gross margin declines in Ben Sherman and Lanier Clothes in fiscal 2011.

  •
  Increased royalty income primarily due to the royalty income associated with the Lilly Pulitzer business, as well as increased royalty income in Ben Sherman and Tommy Bahama.

  •
  Lower interest expense in fiscal 2011 due to our reduction of debt as a result of our repurchase of $45.0 million in aggregate principal amount of our 11 3/8% Senior Secured Notes in fiscal 2011, as described in more detail below in "11 3/8% Senior Secured Notes."

        These items were partially offset by:

  •
  The $9.0 million loss on repurchase of senior secured notes during fiscal 2011 resulting from our repurchase of $45.0 million in aggregate principal amount of our 11 3/8% Senior Secured Notes.

  •
  The increase in SG&A, which was primarily due to (1) the inclusion of $40.6 million of SG&A associated with the Lilly Pulitzer operations during fiscal 2011, (2) the incremental SG&A associated with the costs of operating Tommy Bahama retail stores which opened during fiscal 2010 and fiscal 2011, (3) certain infrastructure and other costs related to the Tommy Bahama international expansion and (4) the net impact of certain retail store asset impairments offset by any associated write-offs of deferred rent credits associated with retail stores that were closed or anticipated to be closed. These increases were partially offset by the death benefit gain of a corporate owned life insurance policy of approximately $1.2 million in fiscal 2011. In fiscal 2010, SG&A was impacted by $3.2 million of restructuring charges in Ben Sherman, $0.8 million of transaction costs associated with the Lilly Pulitzer acquisition and a $2.2 million reduction of an environmental reserve liability.

  •
  A $2.4 million charge during fiscal 2011, compared to a $0.2 million charge in fiscal 2010, related to the change in fair value of contingent consideration associated with the acquisition of the Lilly Pulitzer brand and operations.

        Earnings from discontinued operations reflect the operations related to substantially all of our former Oxford Apparel operating group, which we sold in the fourth quarter of fiscal 2010. The operating results of the discontinued operations reflect substantially all of the normal operating activities of our former Oxford Apparel operating group in the first eleven months of fiscal 2010 as well as the gain on sale in fiscal 2010. However the fiscal 2011 earnings from discontinued operations reflect certain wind-down and transition activities and an adjustment to the gain on sale upon finalization of the working capital adjustment in fiscal 2011. We do not anticipate significant operating income (loss) or cash flows associated with discontinued operations subsequent to fiscal 2011.

11 3/8% SENIOR SECURED NOTES

        In fiscal 2011, we repurchased, in privately negotiated transactions, $45.0 million in aggregate principal amount of our 11 3/8% Senior Secured Notes for $52.2 million, plus accrued interest, using cash on hand. The repurchase of the 11 3/8% Senior Secured Notes and related write-off of approximately $1.8 million of unamortized deferred financing costs and discount resulted in a loss on repurchase of senior notes of approximately $9.0 million in fiscal 2011. After completion of the transactions, $105.0 million aggregate principal amount of our 11 3/8% Senior Secured Notes remained outstanding as of January 28, 2012. Beginning July 15, 2012, we are permitted to redeem the 11 3/8% Senior Secured Notes, at our option on not less than 30 nor more than 60 days' prior notice at 105.688% of the principal amount, plus accrued and unpaid interest, which redemption price will decrease in subsequent years.

OPERATING GROUPS

        Our business is primarily operated through our four operating groups: Tommy Bahama, Lilly Pulitzer, Ben Sherman and Lanier Clothes. We identify our operating groups based on the way our management organizes the components of our business for purposes of allocating resources and assessing performance.

        Tommy Bahama designs, sources and markets collections of men's and women's sportswear and related products. The target consumers of Tommy Bahama are primarily affluent men and women age 35 and older who embrace a relaxed and casual approach to daily living. Tommy Bahama products can be found in our owned Tommy Bahama retail stores and on our Tommy Bahama e-commerce website, www.tommybahama.com, as well as in better department stores and independent specialty stores throughout the United States and licensed Tommy Bahama retail stores outside the United States. We also operate Tommy Bahama restaurants and license the Tommy Bahama name for various product categories.

        Lilly Pulitzer designs, sources and distributes upscale collections of women's and girl's dresses, sportswear and other products. Lilly Pulitzer was originally created in the late 1950's and is an affluent brand with a heritage and aesthetic based on the Palm Beach resort lifestyle. The brand is somewhat unique among women's brands in that it has demonstrated multi-generational appeal, including young women in college or recently graduated from college; young mothers with their daughters; and women who are not tied to the academic calendar. Lilly Pulitzer products can be found in our owned Lilly Pulitzer stores, in Lilly Pulitzer Signature Stores and on our Lilly Pulitzer website, www.lillypulitzer.com, as well as in certain department and independent specialty stores. We also license the Lilly Pulitzer name for various product categories.

        Ben Sherman is a London-based designer, marketer and distributor of men's branded sportswear and related products. Ben Sherman was established in 1963 as an edgy, "Mod"-inspired shirt brand and has throughout its history been inspired by what is new and current in British art, music, culture and style. The brand has evolved into a British modernist lifestyle brand of apparel targeted at style conscious men ages 25 to 40 in multiple markets throughout the world. Ben Sherman products can be found in better department stores, a variety of independent specialty stores and our owned and licensed Ben Sherman retail stores, as well as on Ben Sherman e-commerce websites. We also license the Ben Sherman name for various product categories.

        Lanier Clothes designs, sources and markets branded and private label men's tailored clothing, including suits, sportcoats, suit separates and dress slacks across a wide range of price points, with the majority of the business at moderate price points. Our Lanier Clothes branded products are sold under certain trademarks licensed to us by third parties including Kenneth Cole, Dockers, Geoffrey Beene and Ike Behar. Additionally, we design and market products for our owned Billy London and Arnold Brant brands. Billy London is a modern, British-inspired fashion brand geared towards the value-oriented consumer, while Arnold Brant is an upscale tailored brand that is intended to blend modern elements of style with affordable luxury. In addition to the branded businesses, Lanier Clothes designs and sources certain private label tailored clothing products for certain customers. Significant private label brands for which we produce tailored clothing include Lands' End, Stafford, Alfani, Structure, and Kenneth Roberts. Our Lanier Clothes products are sold to national chains, department stores, specialty stores, specialty catalog retailers and discount retailers throughout the United States.

        Corporate and Other is a reconciling category for reporting purposes and includes our corporate offices, substantially all financing activities, elimination of inter-segment sales, LIFO inventory accounting adjustments, other costs that are not allocated to the operating groups and operations of our other businesses which are not included in our four operating groups. The operations that are included in Corporate and Other include our Oxford Golf business and our Lyons, Georgia distribution center, which were previously included in our former Oxford Apparel operating group, prior to the disposal of substantially all of the operations and assets of Oxford Apparel on January 3, 2011.

        For further information regarding our operating groups, see Note 10 to our consolidated financial statements and Part I, Item 1, Business, both included in this report.

RESULTS OF OPERATIONS

        The following table sets forth the specified line items in our consolidated statements of earnings both in dollars (in thousands) and as a percentage of net sales. We have calculated all percentages based on actual data, but percentage columns may not add due to rounding. Individual line items of our consolidated statements of earnings may not be directly comparable to those of our competitors, as classification of certain expenses may vary by company. For purposes of the tables below, "NM" means not meaningful.

	Fiscal 2011		Fiscal 2010		Fiscal 2009
Net sales	$758,913	100.0%	$603,947	100.0%	$585,306	100.0%
Cost of goods sold	345,944	45.6%	276,540	45.8%	294,493	50.3%

Gross profit	412,969	54.4%	327,407	54.2%	290,813	49.7%
SG&A	358,582	47.2%	301,975	50.0%	283,706	48.5%
Change in fair value of contingent consideration	2,400	0.3%	200	0.0%	—	—
Royalties and other operating income	16,820	2.2%	15,430	2.6%	11,803	2.0%

Operating income	68,807	9.1%	40,662	6.7%	18,910	3.2%
Interest expense, net	16,266	2.1%	19,887	3.3%	18,710	3.2%
Loss on repurchase of senior secured notes	9,017	1.2%	—	—	1,759	0.3%

Earnings (loss) from continuing operations before income taxes	43,524	5.7%	20,775	3.4%	(1,559)	(0.3)%
Income taxes (benefit)	14,281	1.9%	4,540	0.8%	(2,945)	(0.5)%

Earnings from continuing operations	29,243	3.9%	16,235	2.7%	1,386	0.2%
Net earnings from discontinued operations, net of taxes	137	NM	62,423	NM	13,238	NM

Net earnings	$29,380	NM	$78,658	NM	$14,624	NM

FISCAL 2011 COMPARED TO FISCAL 2010

        The discussion and tables below compare certain line items included in our statements of operations for fiscal 2011 to fiscal 2010. Each dollar and percentage change provided reflects the change between these periods unless indicated otherwise. Each dollar and share amount included in the tables is in thousands except for per share amounts.

Net Sales

	Fiscal 2011	Fiscal 2010	$ Change	% Change
Tommy Bahama	$452,156	$398,510	$53,646	13.5%
Lilly Pulitzer	94,495	5,959	88,536	NM
Ben Sherman	91,435	86,920	4,515	5.2%
Lanier Clothes	108,771	103,733	5,038	4.9%
Corporate and Other	12,056	8,825	3,231	36.6%

Total net sales	$758,913	$603,947	$154,966	25.7%

        Consolidated net sales increased $155.0 million, or 25.7%, in fiscal 2011 compared to fiscal 2010 primarily due to the net sales related to the Lilly Pulitzer business and the increase in net sales at Tommy Bahama, each as discussed below.

Tommy Bahama:

        The increase in net sales for Tommy Bahama was primarily driven by increased direct to consumer sales resulting from a low double digit increase in comparable full-price retail store sales and sales at retail stores opened during fiscal 2010 and fiscal 2011 as well as an e-commerce sales increase exceeding 50%. Wholesale and restaurant sales also increased modestly during fiscal 2011. Tommy

Bahama unit sales increased 6.8% due to the higher volume in each distribution channel, and the average selling price per unit increased 7.4%, primarily as a result of the higher proportion of net sales from the direct to consumer channel of distribution and higher product sales prices generally as certain product cost increases were recovered from consumers. As of January 28, 2012, Tommy Bahama operated 96 retail stores compared to 89 retail stores as of January 29, 2011.

Lilly Pulitzer:

        We acquired the Lilly Pulitzer brand and operations on December 21, 2010. Therefore, our consolidated operating results for the first 10 1/2 months of fiscal 2010 did not include any operating activities for Lilly Pulitzer. Net sales for Lilly Pulitzer for fiscal 2011 were $94.5 million. By way of comparison, the Lilly Pulitzer brand and operations generated $72.5 million of net sales during fiscal 2010, of which only $6.0 million was included in our consolidated operating results. The $94.5 million of net sales in fiscal 2011 reflects significant increases in each of the wholesale, retail and e-commerce channels of distribution.

Ben Sherman:

        Net sales for Ben Sherman in fiscal 2011 increased by approximately 5.2% from fiscal 2010. The net sales for fiscal 2011 reflect an increase in the average selling price per unit of 17.3%%, which was partially offset by a decrease in unit volume of 10.4%. The increase in average selling price per unit was due to (1) our strategy to improve the wholesale distribution of the brand, (2) a greater proportion of Ben Sherman's total sales being retail sales, which generally have higher selling prices, during fiscal 2011, (3) the favorable foreign currency translation impact of a 3.8% change in average exchange rates between the two periods and (4) the $2.0 million of net sales associated with the previously exited women's and footwear businesses, much of which was sold at close out prices in fiscal 2010 with no such sales in fiscal 2011. The reduced unit volume was primarily the result of our continuing strategy to improve the wholesale distribution of the brand, as reduced unit sales to certain moderate department stores have not yet been replaced with sales to targeted upper tier retailers, as well as the lack of close out sales associated with our previously exited women's and footwear businesses in fiscal 2011.

Lanier Clothes:

        The increase in net sales for Lanier Clothes was primarily due to increased net sales in branded tailored clothing products. The average selling price per unit increased 6.7% as a result of the change in sales mix as our branded tailored clothing products, which typically have a higher average selling price than our private label products, represented a greater percentage of net sales for Lanier Clothes in fiscal 2011. A decrease in unit sales of 1.7% was primarily driven by the decreased sales in the private label businesses, which was partially offset by an increase in unit sales of branded tailored clothing products.

Corporate and Other:

        Corporate and Other net sales primarily consisted of the net sales of our Oxford Golf business and our Lyons, Georgia distribution center. The increase in the net sales for Corporate and Other was primarily driven by the higher net sales in our Oxford Golf business during fiscal 2011.

Gross Profit

	Fiscal 2011	Fiscal 2010	$ Change	% Change
Gross profit	$412,969	$327,407	$85,562	26.1%
Gross margin (gross profit as a % of net sales)	54.4%	54.2%

LIFO charges included in gross profit	$5,772	$3,792
Charge related to write-up of acquired inventory included in gross profit	$996	$764

        The increase in gross profit was primarily due to higher net sales, as discussed above. The increase in gross margins was primarily due to changes in the sales mix in fiscal 2011 compared to fiscal 2010. The changes in sales mix included (1) the inclusion of Lilly Pulitzer operating results for a full year in fiscal 2011, and (2) direct to consumer sales, which generally have higher gross margins than wholesale sales, making up a larger proportion of Tommy Bahama sales. These items, which positively impacted gross margins, were partially offset by the negative impact on our gross profit of (1) the net impact of LIFO accounting, which included $5.8 million of charges in fiscal 2011 compared to $3.8 million of charges in fiscal 2010, and (2) gross margin declines in Ben Sherman and Lanier Clothes in fiscal 2011. The $1.0 million and $0.8 million in fiscal 2011 and fiscal 2010, respectively, of charges to cost of goods sold in Lilly Pulitzer resulted from the write-up of acquired inventory to fair value pursuant to the purchase method of accounting in connection with the sale of acquired inventory. We do not anticipate there will be any such charges to cost of goods sold in Lilly Pulitzer in future years. Our gross profit may not be directly comparable to those of our competitors, as statement of operations classification of certain expenses may vary by company.

SG&A

	Fiscal 2011	Fiscal 2010	$ Change	% Change
SG&A	$358,582	$301,975	$56,607	18.7%
SG&A (as % of net sales)	47.2%	50.0%
Life insurance death benefit gain	$(1,155)
Restructuring and other charges	—	$3,212
Acquisition transaction costs	—	$848
Environmental reserve reduction	—	$(2,242)

        The increase in SG&A was primarily due to fiscal 2011 including (1) $40.6 million of SG&A associated with Lilly Pulitzer, (2) the incremental SG&A associated with the costs of operating Tommy Bahama retail stores which opened during fiscal 2010 and fiscal 2011, (3) certain infrastructure and other costs related to the Tommy Bahama international expansion and (4) the net impact of certain retail store asset impairments offset by any associated write-offs of deferred rent credits associated with the impaired assets that were closed or are anticipated to be closed. These increases were partially offset by the death benefit of a corporate owned life insurance policy of approximately $1.2 million in fiscal 2011. In fiscal 2010, SG&A was impacted by $3.2 million of restructuring charges in Ben Sherman, $0.8 million of transaction costs associated with the Lilly Pulitzer acquisition and a $2.2 million reduction of an environmental reserve liability. SG&A as a percentage of net sales benefitted from leveraging, as our net sales increased at a greater rate than the increase in SG&A, as certain SG&A costs do not fluctuate with sales levels.

        Amortization of intangible assets, which is included in SG&A and totaled approximately $1.2 million and $1.0 million in fiscal 2011 and fiscal 2010, respectively, reflects the amortization of acquired intangible assets for Tommy Bahama, Lilly Pulitzer and Ben Sherman. We anticipate that amortization of intangible assets for fiscal 2012 will be approximately $0.9 million.

Change in fair value of contingent consideration

	Fiscal 2011	Fiscal 2010	$ Change	% Change
Change in fair value of contingent consideration	$2,400	$200	$2,200	NM

        In connection with the acquisition of the Lilly Pulitzer brand and operations, we entered into a contingent consideration agreement with the sellers, whereby we will be obligated to pay certain contingent consideration amounts based on the achievement of certain performance criteria by our Lilly Pulitzer operating group, which may be as much as $20 million in the aggregate over the four years subsequent to the acquisition. In accordance with U.S. GAAP, we have recognized a liability in our consolidated balance sheets for the fair value of this liability. This liability increases in fair value as we approach the date of anticipated payment, resulting in a charge to our consolidated statements of earnings during that period. Thus, the amounts reflected in our statements of earnings reflect the change in fair value of the contingent consideration obligations. Prior to the acquisition of the Lilly Pulitzer brand and operations, we did not have any contingent consideration arrangements requiring adjustment to fair value. The increase in change in fair value of contingent consideration was due to fiscal 2011 including a full year, whereas, fiscal 2010 only included a six week period. We anticipate that the change in contingent consideration for fiscal 2012 will be approximately $2.4 million; however, that amount could change significantly depending upon whether there are any changes to our assumptions about the probability of payment of the contingent consideration, appropriate discount rate or other factors.

Royalties and other operating income

	Fiscal 2011	Fiscal 2010	$ Change	% Change
Royalties and other operating income	$16,820	$15,430	$1,390	9.0%

        The increase in royalties and other operating income was primarily due to the royalty income associated with the recently acquired Lilly Pulitzer business as well as increased royalty income in Ben Sherman and Tommy Bahama.

Operating income (loss)

	Fiscal 2011	Fiscal 2010	$ Change	% Change
Tommy Bahama	$64,171	$51,081	$13,090	25.6%
Lilly Pulitzer	14,278	(372)	14,650	NM
Ben Sherman	(2,535)	(2,664)	129	(4.8)%
Lanier Clothes	12,862	14,316	(1,454)	(10.2)%
Corporate and Other	(19,969)	(21,699)	1,730	8.0%

Total operating income	$68,807	$40,662	$28,145	69.2%

LIFO charges included in operating income	$5,772	$3,792
Charge related to write-up of acquired inventory included in operating income	$996	$764
Charge for increase in fair value of contingent consideration included in operating income	$2,400	$200
Life insurance death benefit gain	$(1,155)	$—
Restructuring charges included in operating income	—	$3,212
Acquisition transaction costs included in operating income	—	$848
Environmental reserve reduction included in operating income	—	$(2,242)

        Operating income, on a consolidated basis, increased to $68.8 million in fiscal 2011 from $40.7 million in fiscal 2010. The $28.1 million increase in operating income was primarily due to (1) the inclusion of a full year of operating income for Lilly Pulitzer including charges related to the write-up of acquired inventory and increase in the fair value of contingent consideration, (2) higher net sales and improved operating results in Tommy Bahama, (3) the impact on Corporate and Other in fiscal 2011 of an approximately $1.2 million gain associated with a corporate owned life insurance death benefit and (4) fiscal 2010 including the net impact of $3.2 million of restructuring charges, $0.8 million of acquisition transaction costs and a $2.2 million reduction of an environmental reserve liability. These positive items were partially offset by (1) the net $2.0 million impact of LIFO accounting charges and (2) lower operating results in Ben Sherman and Lanier Clothes resulting from competitive factors and product cost increases. Changes in operating income by operating group are discussed below.

Tommy Bahama:

	Fiscal 2011	Fiscal 2010	$ Change	% Change
Net sales	$452,156	$398,510	$53,646	13.5%
Operating income	$64,171	$51,081	$13,090	25.6%
Operating income as % of net sales	14.2%	12.8%

        The increase in operating income for Tommy Bahama was primarily due to the increased net sales. The increased sales were partially offset by increased SG&A associated with the cost of operating additional retail stores during fiscal 2011, certain costs associated with Tommy Bahama's international expansion, and the net impact of certain retail store impairments offset by any associated write-offs of deferred rent credits associated with retail stores that were closed or anticipated to be closed.

Lilly Pulitzer:

	Fiscal 2011	Fiscal 2010
Net sales	$94,495	$5,959
Operating income (loss)	$14,278	$(372)
Operating income (loss) as % of net sales	15.1%	(6.2)%

Charge related to write-up of acquired inventory included in operating income (loss)	$996	$764
Charge for increase in fair value of contingent consideration included in operating income (loss)	$2,400	$200

        We acquired the Lilly Pulitzer brand and operations on December 21, 2010. Therefore, there was less than two months of operating income for Lilly Pulitzer included in our consolidated operating results in fiscal 2010. The operating results for fiscal 2011 reflect a significant increase in operating income from the prior year comparable period, which were not included in our consolidated operating results, due to an increase in sales in all channels of distribution, as discussed above. The fiscal 2011 operating results were negatively impacted by approximately $1.0 million of charges in the first quarter to cost of goods sold resulting from the write-up of acquired inventory to fair value pursuant to the purchase method of accounting in connection with the sale of acquired inventory. U.S. GAAP requires that all assets acquired as part of an acquisition, including inventory, be recorded at fair value, rather than its original cost. This write-up was recognized as an increase to cost of goods sold as the inventory is sold in the ordinary course of business. We do not anticipate that there will be any such charges to cost of goods sold in future periods. Additionally, the Lilly Pulitzer operating results for fiscal 2011 included a $2.4 million charge related to the change in the fair value of contingent consideration, as discussed above.

Ben Sherman:

	Fiscal 2011	Fiscal 2010	$ Change	% Change
Net sales	$91,435	$86,920	$4,515	5.2%
Operating loss	$(2,535)	$(2,664)	$129	4.8%
Operating loss as % of net sales	(2.8)%	(3.1)%
Restructuring charges included in operating loss	—	$3,212

        The operating loss for Ben Sherman was comparable for fiscal 2011 and fiscal 2010. The impact of higher sales as discussed above as well as lower SG&A were offset by gross margin erosion. The gross margin erosion for Ben Sherman primarily reflects higher product costs, which in most cases were not passed on to Ben Sherman customers. The lower SG&A in fiscal 2011 was primarily due to fiscal 2010 including $3.2 million of restructuring charges.

Lanier Clothes:

	Fiscal 2011	Fiscal 2010	$ Change	% Change
Net sales	$108,771	$103,733	$5,038	4.9%
Operating income	$12,862	$14,316	$(1,454)	(10.2)%
Operating income as % of net sales	11.8%	13.8%

        The decrease in operating income for Lanier Clothes, despite higher sales levels, was primarily the result of gross margin pressures and increased SG&A, including higher royalty and advertising expenses as a result of the higher branded sales, during fiscal 2011.

Corporate and Other:

	Fiscal 2011	Fiscal 2010	$ Change	% Change
Net sales	$12,056	$8,825	$3,231	36.6%
Operating loss	$(19,969)	$(21,699)	$1,730	8.0%

LIFO charges included in operating loss	$5,772	$3,792
Life insurance death benefit gain included in operating loss	$(1,155)	$—
Acquisition transaction costs included in operating loss	—	$848
Environmental reserve reduction included in operating loss	—	$(2,242)

        The Corporate and Other operating results improved by $1.7 million from a loss of $21.7 million in fiscal 2010 to a loss of $20.0 million in fiscal 2011. The improved operating results for fiscal 2011 were primarily due to (1) lower employee compensation costs, (2) transition services fee income related to our former Oxford Apparel operating group, which was sold in the fourth quarter of fiscal 2010, and (3) the death benefit from a corporate owned life insurance policy. These improved operating results were partially offset by the net $2.0 million impact of LIFO accounting charges between the two years. Fiscal 2010 Corporate and Other operating loss included the net impact of the $2.2 million reduction in an environmental reserve liability and $0.8 million of transaction costs associated with the Lilly Pulitzer acquisition.

Interest expense, net

	Fiscal 2011	Fiscal 2010	$ Change	% Change
Interest expense, net	$16,266	$19,887	$(3,621)	(18.2)%

        Interest expense for fiscal 2011 decreased due to the reduction in debt levels as a result of our repurchase of $45.0 million in aggregate principal amount of our 11 3/8% Senior Secured Notes during fiscal 2011. Interest expense for both periods primarily reflects (1) interest incurred with respect to our outstanding 11 3/8% Senior Secured Notes, (2) amortization of deferred financing costs associated with our outstanding 11 3/8% Senior Secured Notes and our U.S. Revolving Credit Agreement and (3) interest associated with our U.K. Revolving Credit Agreement. Amortization of deferred financing costs, which is included in interest expense, net was $1.7 million and $2.0 million in fiscal 2011 and fiscal 2010, respectively, with the decrease in amortization of deferred financing costs also primarily being related to the repurchase of $45.0 million of our 11 3/8% Senior Secured Notes. As we repurchased $45.0 million in aggregate principal amount of our 11 3/8% Senior Secured Notes in fiscal 2011, interest expense for fiscal 2011 may not indicative of interest expense in future periods.

Loss on repurchase of senior secured notes

	Fiscal 2011	Fiscal 2010	$ Change	% Change
Loss on repurchase of senior secured notes	$9,017	$—	$9,017	NM

        In fiscal 2011, we repurchased, in privately negotiated transactions, $45.0 million in aggregate principal amount of our 11 3/8% Senior Secured Notes for $52.2 million, plus accrued interest, using cash on hand. The repurchase of the 11 3/8% Senior Secured Notes and related write-off of approximately $1.8 million of unamortized deferred financing costs and discount resulted in a loss on repurchase of senior secured notes of approximately $9.0 million.

Income taxes

	Fiscal 2011	Fiscal 2010	$ Change	% Change
Income taxes	$14,281	$4,540	$9,741	214.6%
Effective tax rate	32.8%	21.9%

        Income tax expense for fiscal 2011 increased compared to fiscal 2010, primarily due to higher earnings in fiscal 2011 as well as an increase in the effective tax rate. Income taxes for both periods were impacted by certain discrete items, including a decrease in income tax contingency reserves upon the expiration of the corresponding statute of limitations, favorable permanent differences and tax credits which do not necessarily fluctuate with earnings, and net changes in the value of deferred tax assets and liabilities due to changes in enacted tax rates. The impact of these discrete items on the effective tax rate was much more significant in fiscal 2010 due to the lower earnings level in fiscal 2010 and their magnitude. We anticipate that the effective tax rate, before the impact of any discrete items, for future periods will be higher than the effective tax rate for fiscal 2011 or fiscal 2010 if our earnings levels increase as the incremental earnings will be taxed at rates more closely aligned with statutory tax rates.

Net earnings

	Fiscal 2011	Fiscal 2010
Earnings from continuing operations	$29,243	$16,235
Earnings from continuing operations per diluted common share	$1.77	$0.98

Earnings from discontinued operations, net of taxes	$137	$62,423
Earnings from discontinued operations, net of taxes, per diluted common share	$0.01	$3.77

Net earnings	$29,380	$78,658
Net earnings per diluted common share	$1.78	$4.75

Weighted average common shares outstanding-diluted	16,529	16,551

        The increase in earnings from continuing operations was primarily due to the inclusion of the Lilly Pulitzer operating results, higher operating income in our Tommy Bahama operating group and lower interest expense, partially offset by the $9.0 million loss on repurchase of $45.0 million of our 11 3/8% Senior Secured Notes, as discussed above.

        Earnings from discontinued operations reflect the operations related to substantially all of our former Oxford Apparel operating group, which we sold in the fourth quarter of fiscal 2010. The operating results of the discontinued operations reflect substantially all of the normal operating activities of our former Oxford Apparel operating group in the first eleven months of fiscal 2010 as well as the gain on sale in fiscal 2010. However, the fiscal 2011 earnings from discontinued operations reflect certain wind-down and transition activities and an adjustment to the gain on sale upon finalization of the working capital adjustment in fiscal 2011. We do not anticipate significant operating income (loss) or cash flows associated with discontinued operations subsequent to fiscal 2011.

FISCAL 2010 COMPARED TO FISCAL 2009

        The discussion and tables below compares certain line items included in our statements of earnings for fiscal 2010 to fiscal 2009. Each dollar and percentage change provided reflects the change between these periods unless indicated otherwise. Each dollar and share amount included in the tables is in thousands except for per share amounts.

Net Sales

	Fiscal 2010	Fiscal 2009	$ Change	% Change
Tommy Bahama	$398,510	$363,084	$35,426	9.8%
Lilly Pulitzer	5,959	—	5,959	NM
Ben Sherman	86,920	102,309	(15,389)	(15.0)%
Lanier Clothes	103,733	114,542	(10,809)	(9.4)%
Corporate and Other	8,825	5,371	3,454	64.3%

Total net sales	$603,947	$585,306	$18,641	3.2%

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

Ben Sherman:

        The decrease in net sales for Ben Sherman was primarily due to a 17.8% reduction in unit sales largely resulting from our exit from and subsequent licensing of our footwear and kids' businesses and our exit from our women's operations during fiscal 2009. Net sales related to the footwear, kids' and women's businesses totaled approximately $2.1 million in fiscal 2010 compared to $17.2 million in fiscal 2009. Net sales were also negatively impacted by a 2.1% decrease in the average exchange rate of the British pound sterling versus the United States dollar during fiscal 2010 compared to the average exchange rate for fiscal 2009. The impact of the exited businesses and the exchange rate were partially offset by an increase in retail sales in fiscal 2010. The average selling price per unit for Ben Sherman increased 3.4% as retail sales represented a greater proportion of total Ben Sherman sales during fiscal 2010 and there were fewer off-price sales in fiscal 2010. Fiscal 2009 included more off-price sales associated with the exited businesses.

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

Gross Profit

	Fiscal 2010	Fiscal 2009	$ Change	% Change
Gross profit	$327,407	$290,813	$36,594	12.6%
Gross margin (gross profit as a % of net sales)	54.2%	49.7%

LIFO charges included in gross profit	$3,792	$4,943
Restructuring charges included in gross profit	—	$355
Charge related to write-up of acquired inventory included in gross profit	$764	—

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

SG&A

	Fiscal 2010	Fiscal 2009	$ Change	% Change
SG&A	$301,975	$283,706	$18,269	6.4%
SG&A (as % of net sales)	50.0%	48.5%

Restructuring and other charges included in SG&A	$3,212	$2,201
Acquisition transaction costs included in SG&A	$848	—
Environmental reserve reduction included in SG&A	$(2,242)	—
Amortization of intangible assets	$973	$1,217

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

        In connection with the acquisition of the Lilly Pulitzer brand and operations, we entered into a contingent consideration agreement with the sellers, whereby we will be obligated to pay certain contingent consideration amounts based on the achievement of certain performance criteria by our Lilly Pulitzer operating group, which may be as much as $20 million in the aggregate over the four years subsequent to the acquisition. In accordance with U.S. GAAP, we have recognized a liability in our consolidated balance sheets for the fair value of this liability. This liability increases in fair value as we approach the date of anticipated payment, resulting in a charge to our consolidated statements of earnings. Additionally, the fair value of the contingent consideration may change in future periods to the extent that our assumptions regarding the probability of the payment of the contingent consideration, discount rates and other factors change as part of our periodic assessment of the fair value of the liability.

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

Operating income (loss)

	Fiscal 2010	Fiscal 2009	$ Change	% Change
Tommy Bahama	$51,081	$37,515	$13,566	36.2%
Lilly Pulitzer	(372)	—	(372)	NM
Ben Sherman	(2,664)	(8,616)	5,952	69.1%
Lanier Clothes	14,316	12,389	1,927	15.6%
Corporate and Other	(21,699)	(22,378)	679	3.0%

Total operating income	$40,662	$18,910	$21,752	115.0%

LIFO charges included in operating income	$3,792	$4,943
Charge related to write-up of acquired inventory included in operating income	$764	—
Charge for increase in fair value of contingent consideration included in operating income	$200	—
Acquisition transaction costs included in operating income	$848	—
Restructuring charges included in operating income	$3,212	$2,556
Environmental reserve reduction included in operating income	$(2,242)	—

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

Lilly Pulitzer:

	Fiscal 2010	Fiscal 2009
Net sales	$5,959	$—
Operating income (loss)	$(372)	$—
Operating income (loss) as % of net sales	(6.2)%	—

Charge related to write-up of acquired inventory included in operating income (loss)	$764	$—
Charge for increase in fair value of contingent consideration included in operating income (loss)	$200	$—

        We acquired Lilly Pulitzer on December 21, 2010. Therefore, fiscal 2010 reflects approximately six weeks of operating income for Lilly Pulitzer while the prior year includes no operating income for Lilly Pulitzer. The six weeks of fiscal 2010 operating results were negatively impacted by approximately $0.8 million of charges to cost of goods sold in Lilly Pulitzer resulting from the write-up of acquired inventory from cost to fair value pursuant to the purchase method of accounting in connection with the sale of acquired inventory. U.S. GAAP requires that all assets acquired as part of an acquisition, including inventory, be recorded at fair value, rather than cost. This write-up was recognized as an increase to cost of goods sold as the inventory is sold in the ordinary course of business. Additionally, the Lilly Pulitzer operating results included a $0.2 million charge related to the change in the fair value of the contingent consideration. U.S. GAAP requires that we estimate the fair value of the contingent consideration periodically, with any change in the fair value being included in the statement of earnings during that period.

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

Corporate and Other:

	Fiscal 2010	Fiscal 2009	$ Change	% Change
Net sales	$8,825	$5,371	$3,454	64.3%
Operating loss	$(21,699)	(22,378)	679	3.0%

LIFO charges included in operating loss	$3,792	$4,943
Acquisition transaction costs included in operating loss	$848	—
Environmental reserve reduction included in operating loss	$(2,242)	—

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

Interest expense, net

	Fiscal 2010	Fiscal 2009	$ Change	% Change
Interest expense, net	$19,887	$18,710	$1,177	6.3%

        Interest expense for fiscal 2010 increased compared to fiscal 2009, after reclassifying all interest related to our U.S. Revolving Credit Agreement to discontinued operations. The increase in interest expense was primarily due to higher interest rates in fiscal 2010, which resulted from the June 2009 replacement of our 8 7/8% senior unsecured notes due 2011 with our 11 3/8% Senior Secured Notes.

Loss on repurchase of senior notes

	Fiscal 2010	Fiscal 2009	$ Change	% Change
Loss on repurchase of senior secured notes	$—	$1,759	$(1,759)	(100.0)%

        Fiscal 2009 included a $1.8 million write-off of unamortized deferred financing costs and discount related to our 8 7/8% senior unsecured notes due 2011, which were satisfied and discharged in June 2009. No loss on repurchase of senior notes was incurred in fiscal 2010.

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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

        Our primary source of revenue and cash flow is our distribution of apparel products through our direct to consumer and wholesale channels of distribution in the United States and, to a lesser extent, the United Kingdom. Our primary uses of cash flow include the acquisition of apparel products in the operation of our business, as well as employee compensation and benefits, occupancy costs, funding of capital expenditures for new and remodeled retail stores, marketing and advertising costs, other general and administrative operating expenses, periodic interest payments related to our financing arrangements, payment of our quarterly dividends and repayment of our indebtedness. If cash inflows are less than cash outflows, we have access to amounts under our U.S. Revolving Credit Agreement and U.K. Revolving Credit Agreement, subject to their terms, each of which is described below. We may seek to finance future capital investment programs through various methods, including, but not limited to, cash on hand, cash flow from operations, borrowings under our current or future credit arrangements and sales of debt or equity securities.

        Although our net sales, operating income and operating cash flows were impacted by the uncertain economic conditions that began in fiscal 2008, we have maintained positive operating cash flows for each fiscal year during these uncertain economic conditions, and we anticipate net sales and operating cash flows will increase as economic conditions continue to improve. Also, we believe we have maintained a strong balance sheet and liquidity through various actions taken in recent years including (1) purchasing inventory at levels which mitigated inventory markdown risk and promotional pressure, as appropriate, (2) reducing working capital levels, (3) reducing our corporate overhead costs, (4) exiting certain underperforming businesses in Ben Sherman and Lanier Clothes, (4) reducing our capital expenditures related to new store openings during the economic downturn and (5) divesting substantially all of the operations and assets of our former Oxford Apparel operating group in January 2011. As a result of these actions in the preceding years and positive operating cash flows, we were able to (1) purchase the Lilly Pulitzer brand and operations on December 21, 2010 for $60 million plus up to $20 million of contingent consideration dependent upon the acquired business meeting certain earnings thresholds, (2) repurchase $45 million in aggregate principal of our 11 3/8% Senior Secured

Notes for approximately $52.2 million, plus accrued interest, in fiscal 2011 and (3) invest approximately $35.3 million in capital expenditures in fiscal 2011. After all of these events, we had approximately $13.4 million of cash on hand as of January 28, 2012 with no borrowings outstanding and $148.1 million of availability under our $175 million U.S. Revolving Credit agreement. We believe our balance sheet and anticipated positive cash flows from operating activities in the future provides us with ample opportunity to continue to invest in our brands and our direct to consumer initiatives in future periods and potentially replace our 11 3/8% Senior Secured Notes with lower cost borrowings in July 2012.

Key Liquidity Measures

($ in thousands)	January 28, 2012	January 29, 2011	$ Change	% Change
Current assets	$215,273	$268,913	$53,640	19.9%
Current liabilities	117,554	147,091	(29,537)	(20.1)%

Working capital	$97,719	$121,822	$(24,103)	(19.8)%

Working capital ratio	1.83	1.83
Debt to total capital ratio	34%	45%

        Our working capital ratio is calculated by dividing total current assets by total current liabilities, including assets and liabilities related to discontinued operations. Both current assets and current liabilities decreased significantly from January 29, 2011 to January 28, 2012, primarily as a result of the conversion of the $57.7 million of assets related to discontinued operations, as of January 29, 2011, to cash and the payment of the $40.7 million of liabilities related to discontinued operations, as of January 29, 2011, as well as the impact of our repurchase of $45.0 million in aggregate principal amount of 11 3/8% Senior Secured Notes for approximately $52.2 million, plus accrued interest, during fiscal 2011. The other changes in our current assets and liabilities are discussed below. For the ratio of debt to total capital, debt is defined as short-term and long-term debt, and total capital is defined as debt plus shareholders' equity. Debt was $106.0 million at January 28, 2012 and $147.1 million at January 29, 2011, while shareholders' equity was $204.1 million at January 28, 2012 and $180.0 million at January 29, 2011. The change in the debt to total capital ratio from January 29, 2011 to January 28, 2012 was primarily a result of our repurchase of $45.0 million in aggregate principal amount of our 11 3/8% Senior Secured Notes in fiscal 2011 and earnings from continuing operations during fiscal 2011, which resulted in an increase in shareholders' equity during the year. Our debt levels and ratio of debt to total capital in future periods may not be comparable to historical amounts as we continue to assess, and possibly make changes to, our capital structure. Changes in our capital structure in the future, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Balance Sheet

        The following tables set forth certain information included in our consolidated balance sheets (in thousands) and calculations of changes in the information included in our consolidated balance sheets. Below each table are explanations for any significant changes in the balances at January 28, 2012 compared to January 29, 2011.

Current Assets:

	January 28, 2012	January 29, 2011	$ Change	% Change
Cash and cash equivalents	$13,373	$44,094	$(30,721)	(69.7)%
Receivables, net	59,706	50,177	9,529	19.0%
Inventories, net	103,420	85,338	18,082	21.2%
Prepaid expenses, net	19,041	12,554	6,487	51.7%
Deferred tax assets	19,733	19,005	728	3.8%

Total current assets related to continuing operations	215,273	211,168	4,105	1.9%

Assets related to discontinued operations	—	57,745	(57,745)	NM

Total current assets	$215,273	$268,913	$(53,640)	NM

        Cash and cash equivalents as of January 28, 2012 decreased compared to cash and cash equivalents as of January 29, 2011 due to the net impact in fiscal 2011 of cash flow used by us to (1) repurchase $45.0 million in aggregate principal amount of our 11 3/8% Senior Secured Notes for approximately $52.2 million, plus accrued interest, (2) our $35.3 million of capital expenditures during fiscal 2011, (3) increases in working capital requirements as our business continues to grow, and (4) the payment of $8.6 million of dividends, which in the aggregate were partially offset by (1) positive cash flows generated from our continuing operations and (2) the conversion of the net assets related to our discontinued operations into cash. Receivables, net as of January 28, 2012 increased compared to January 29, 2011 primarily due to the increased wholesale sales in our operating groups in the last two months of fiscal 2011 compared to the last two months of fiscal 2010. Inventories, net as of January 28, 2012 increased from January 29, 2011 primarily due to an increase to support anticipated sales and growth as well as the timing of spring 2012 shipments, which were received earlier in fiscal 2011 compared to fiscal 2010, and the increased product cost of inventories at January 28, 2012. The increase in prepaid expenses, net from January 29, 2011 to January 28, 2012 was primarily due to the increase in prepaid taxes and other prepaid expenses. Deferred tax assets have increased from January 29, 2011 primarily as a result of the change in timing differences associated with inventory, partially offset by changes related to accruals for compensation and other liabilities. The decrease in assets related to discontinued operations was the result of the conversion of the assets related to discontinued operations into cash during fiscal 2011.

Non-current Assets:

	January 28, 2012	January 29, 2011	$ Change	% Change
Property and equipment, net	$93,206	$83,895	$9,311	11.1%
Intangible assets, net	165,193	166,680	(1,487)	(0.9)%
Goodwill	16,495	16,866	(371)	(2.2)%
Other non-current assets, net	19,040	22,117	(3,077)	(13.9)%

Total non-current assets, net	$293,934	$289,558	$4,376	1.5%

        The increase in property and equipment, net at January 28, 2012 was primarily due to the fiscal 2011 capital expenditures which were partially offset by fiscal 2011 depreciation expense, including any fixed asset impairment charges. The decrease in intangible assets, net was primarily due to fiscal 2011 amortization of intangible assets associated with Tommy Bahama, Lilly Pulitzer and Ben Sherman. The decrease in goodwill was primarily related to certain adjustments to the opening balance sheet of Lilly Pulitzer which were recognized in fiscal 2011. The decrease in other non-current assets was primarily due to the amortization and write-off of deferred financing costs and a decrease in deferred compensation assets during fiscal 2011.

Liabilities:

	January 28, 2012	January 29, 2011	$ Change	% Change
Current liabilities related to continuing operations	$117,554	$106,306	$11,248	10.6%
Long-term debt, less current maturities	103,405	147,065	(43,660)	(29.7)%
Non-current contingent consideration	10,645	10,745	(100)	(0.9)%
Other non-current liabilities	38,652	44,696	(6,044)	(13.5)%
Non-current deferred income taxes	34,882	28,846	6,036	20.9%

Total liabilities related to continuing operations	$305,138	$337,658	(32,520)	(9.6)%

Liabilities related to discontinued operations	$—	$40,785	(40,785)	NM

Total liabilities	$305,138	$378,443	$(73,305)	NM

        The increase in current liabilities was primarily due to the increase in accounts payable and accrued expenses due to higher inventory purchases near year end in fiscal 2011 to support higher anticipated sales for spring 2012 as well as the $2.5 million of contingent consideration earned and payable as of January 28, 2012. The change in non-current contingent consideration from January 29, 2011 to January 28, 2012 reflects the increase in the fair value of the contingent consideration, offset by the reclassification of $2.5 million of contingent consideration to contingent consideration earned and payable, which is included in current liabilities. The decrease in other non-current liabilities primarily resulted from the decreases in the deferred rent and deferred compensation balances during fiscal 2011. Non-current deferred income taxes have increased from January 29, 2011 primarily as a result of the change in timing differences associated with depreciable assets. The decrease in liabilities related to discontinued operations was a result of the payment of the remaining liabilities associated with the discontinued operations during fiscal 2011.

Statement of Cash Flows

        The following table sets forth the net cash flows resulting in the change in our cash and cash equivalents (in thousands):

	Fiscal 2011	Fiscal 2010	Fiscal 2009
Net cash provided by operating activities	$44,645	$35,691	$60,975
Net cash used in investing activities	(35,708)	(71,553)	(11,297)
Net cash used in financing activities	(57,216)	(11,223)	(65,026)
Net cash provided by discontinued operations	17,479	82,860	20,579

Net change in cash and cash equivalents	$(30,800)	$35,775	$5,231

Fiscal 2011 Compared to Fiscal 2010

        Cash and cash equivalents on hand was $13.4 million and $44.1 million at January 28, 2012 and January 29, 2011, respectively. Changes in cash flows in fiscal 2011 and fiscal 2010 related to operating activities, investing activities, financing activities and discontinued operations are discussed below.

Operating Activities:

        The operating cash flows for fiscal 2011 and fiscal 2010 of $44.6 million and $35.7 million, respectively, were primarily the result of net earnings for the relevant period, adjusted for non-cash activities such as depreciation, amortization, stock compensation expense, change in fair value of contingent consideration and loss on repurchase of senior secured notes, as well as changes in our working capital accounts. The increase in cash flow from operations between the two periods was primarily due to the higher earnings in fiscal 2011, despite the $9.0 million loss on repurchase of $45.0 million of our senior secured notes. In fiscal 2011, the more significant changes in working capital were increases in inventories, receivables and prepaid expenses and a decrease in other non-current liabilities, each of which decreased cash, and were partially offset by an increase in current liabilities during fiscal 2011. In fiscal 2010, the more significant changes in working capital were increases in inventories and accounts payable as we increased our inventory in anticipation of higher sales for spring 2011.

Investing Activities:

        During fiscal 2011 and fiscal 2010, investing activities used $35.7 million and $71.6 million, respectively, of cash. In fiscal 2010, we used approximately $58.3 million of cash to acquire the Lilly Pulitzer brand and operations. Capital expenditures of $35.3 million in fiscal 2011 primarily related to costs associated with new retail stores, information technology initiatives, distribution center enhancements and retail and restaurant remodeling, while the $13.3 million in fiscal 2010 primarily related to costs associated with new retail stores and information technology initiatives.

Financing Activities:

        During fiscal 2011 and fiscal 2010, financing activities used $57.2 million and $11.2 million, respectively, of cash. In fiscal 2011, we paid $52.2 million, plus accrued interest, for the repurchase of $45.0 million aggregate principal amount of our 11 3/8% Senior Secured Notes and paid $8.6 million of dividends. These cash outlays exceeded the proceeds of $2.7 million from the exercise of stock options in fiscal 2011. In fiscal 2010, we used cash generated from operating activities to pay $7.3 million of dividends and repay $4.1 million of company owned life insurance policy loans, while also accumulating cash on hand at January 29, 2011.

Discontinued Operations:

        The cash flows provided by discontinued operations reflect cash flow provided by or used in the activities of our discontinued operations, which include the operations related to substantially all of our former Oxford Apparel operating group. The cash flow from discontinued operations in fiscal 2011 primarily reflects the conversion of assets related to the discontinued operations into cash, net of the use of cash to pay liabilities, including income taxes, associated with the sold business during fiscal 2011 as well as the receipt of $3.7 million of cash related to the sale of our former Oxford Apparel operating group which was received in fiscal 2011. The cash flows provided by discontinued operations in fiscal 2010 reflect the $102.8 million of proceeds from the sale of the discontinued operations during fiscal 2010, as well as the cash flow generated by the normal operations discontinued operations during fiscal 2010 prior to the January 2011 sale, which consisted of earnings from the discontinued operations less increased working capital requirements during the year.

Fiscal 2010 Compared to Fiscal 2009

        Cash and cash equivalents on hand was $44.1 million and $8.3 million at January 29, 2011 and January 30, 2010, respectively. The change in cash was primarily due to the cash flow activities discussed below.

Operating Activities:

        The operating cash flows for fiscal 2010 and fiscal 2009 of $35.7 million and $61.0 million, respectively, were primarily the result of net earnings for the relevant period, adjusted for non-cash activities such as depreciation, amortization and stock compensation expense as well as changes in our working capital accounts. In fiscal 2010, the more significant changes in working capital were increases in inventories and accounts payable as we increased our inventory in anticipation of higher sales in spring 2011, whereas fiscal 2009 reflected a $35.7 million reduction in inventories during fiscal 2009 as we reduced our inventory levels in all operating groups due to the economic uncertainty and our exit from certain businesses.

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

Liquidity and Capital Resources

        The table below provides a description of our significant financing arrangements and the amounts outstanding under these financing arrangements (in thousands) as of January 28, 2012:

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

$—
£7 million Senior Secured Revolving Credit Facility ("U.K. Revolving Credit Agreement"), which accrues interest at the bank's base rate plus 3.5%, requires interest payments monthly with principal payable on demand and is collateralized by substantially all of the United Kingdom assets of Ben Sherman	2,571

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

105,000
Unamortized discount	(1,595)

Total debt	$105,976
Short-term debt and current maturities of long-term debt	2,571

Long-term debt, less current maturities	$103,405

        To the extent cash flow needs exceed cash flow provided by our operations, we will have access, subject to their terms, to our lines of credit to provide funding for operating activities, capital expenditures and acquisitions, if any. Our credit facilities are also used to finance trade letters of credit for product purchases, which are drawn against our lines of credit at the time of shipment of the products and reduce the amounts available under our lines of credit and borrowing capacity under our credit facilities when issued. As of January 28, 2012, approximately $9.3 million of trade letters of credit and other limitations on availability in the aggregate were outstanding against the U.S. Revolving Credit Agreement and the U.K. Revolving Credit Agreement. After considering these limitations and the amount of eligible assets in our borrowing base, as of January 28, 2012, we had approximately $148.1 million in unused availability under the U.S. Revolving Credit Agreement and approximately $3.2 million in unused availability under the U.K. Revolving Credit Agreement, subject to the respective limitations on borrowings set forth in the U.S. Revolving Credit Agreement, U.K. Revolving Credit Agreement and the indenture for the 11 3/8% Senior Secured Notes.

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

        We believe that the affirmative covenants, negative covenants, financial covenants and other restrictions are customary for those included in similar facilities and notes entered into at the time we entered into our agreements. During fiscal 2011 and as of January 28, 2012, no financial covenant testing was required pursuant to our U.S. Revolving Credit Agreement as the minimum availability threshold was met at all times. As of January 28, 2012, we were compliant with all covenants related to our credit facilities and 11 3/8% Senior Secured Notes.

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

        Although we have not entered into any arrangements as of the date of this report, we currently intend to seek to redeem on or after July 15, 2012 the 11 3/8% Senior Secured Notes outstanding at that time with other borrowings, which may include additional borrowings under our U.S. Revolving Credit Agreement, borrowings under another variable rate revolving credit agreement, a fixed interest rate term loan, senior notes or a combination of these alternatives, as well as cash on hand, if any. If this change in our capital structure is completed in fiscal 2012, it could significantly increase our exposure to variable interest rates compared to our current exposure.

Other Liquidity Items:

        We anticipate that we will be able to satisfy our ongoing cash requirements, which generally consist of working capital and other operating activity needs, capital expenditures, interest payments on our debt during fiscal 2012 and dividends, if any, primarily from positive cash flow from operations supplemented by cash on hand and borrowings under our lines of credit, if necessary. Our need for working capital is typically seasonal with the greatest requirements generally existing in the fall and spring of each year. Our capital needs will depend on many factors including our growth rate, the need to finance inventory levels and the success of our various products. At maturity of the U.S. Revolving Credit Agreement and the 11 3/8% Senior Secured Notes or if the U.K. Revolving Credit Agreement was required to be paid, we anticipate that we will be able to refinance the facilities and debt with terms available in the market at that time, which may or may not be as favorable as the terms of the current agreements.

Contractual Obligations

        The following table summarizes our contractual cash obligations, as of January 28, 2012, by future period (in thousands):

	Payments Due by Period
	Less Than 1 year	1-3 Years	3-5 Years	More Than 5 Years	Total
	(In thousands)
Contractual Obligations:
11 3/8% Senior Secured Notes(1)	$—	$—	$105,000	$—	$105,000
Interest on 11 3/8% Senior Secured Notes(1)	11,944	23,888	5,972	—	41,804
U.S. Revolving Credit Agreement and U.K. Revolving Credit Agreement(2)	—	—	—	—	—
Operating leases(3)	42,299	80,418	59,195	104,924	286,836
Minimum royalty and advertising payments pursuant to royalty agreements	4,766	9,027	3,222	—	17,015
Letters of credit	9,325	—	—	—	9,325
Contingent purchase price consideration(4)	2,500	5,000	12,500	—	20,000
Other(5)(6)(7)	—	—	—	—	—

Total	$70,834	$118,333	$185,889	$104,924	$479,980

(1)
The $105 million of 11 3/8% Senior Secured Notes reflect our fiscal 2011 repurchase of $45 million of our 11 3/8% Senior Secured Notes, but do not assume any other redemption or repurchase in or after fiscal 2012.

(2)
Principal and interest amounts payable in future periods on our U.S. Revolving Credit Agreement and U.K. Revolving Credit Agreement have been excluded from the table above, as the amount that will be outstanding and interest rate during any fiscal year will be dependent upon future events which are not known at this time. As of January 28, 2012, no amounts were outstanding under our U.S. Revolving Credit Agreement and $2.6 million was outstanding under our U.K. Revolving Credit Agreement.

(3)
Amounts to be paid in future periods for real estate taxes, insurance, other operating expenses and contingent rent applicable to the properties pursuant to the respective operating leases have been excluded from the table above, as the amounts payable in future periods are generally not quantified in the lease agreements and are dependent on factors which are not known at this time. Such amounts incurred in fiscal 2011 totaled approximately $12.5 million.

(4)
Amounts reflected in the table reflect the maximum amount payable pursuant to a contingent consideration arrangement associated with the Lilly Pulitzer acquisition, which totaled $20 million as of January 28, 2012. Amounts are payable if certain performance criteria related to the acquired business are met during the four years subsequent to acquisition. As of January 28, 2012, our balance sheet reflects a liability of $13.1 million associated with this arrangement, of which $10.6 million is included in non-current contingent consideration in our consolidated balance sheets, which reflects the fair value of the non-current anticipated payments as of that date and $2.5 million is included in contingent consideration earned and payable in our consolidated balance sheets, which is expected to be paid during fiscal 2012 as the amounts were earned in fiscal 2011.

(5)
Amounts totaling $8.8 million of deferred compensation obligations and obligations related to the postretirement benefit portions of endorsement-type split dollar life insurance policies, which are included in other non-current liabilities in our consolidated balance sheet as of January 28, 2012, have been excluded from the table above, due to the uncertainty of the timing of the payment of these obligations, which are generally at the discretion of the individual employees or upon the death of the individual, respectively.

(6)
An environmental reserve liability of $1.9 million, which is included in other non-current liabilities in our consolidated balance sheet as of January 28, 2012 and discussed in Note 6 to our consolidated financial statements included in this report, has been excluded from the above table, as we were not contractually obligated to incur these costs as of January 28, 2012 and the timing of payment is uncertain.

(7)
Non-current deferred tax liabilities of $34.9 million included in our consolidated balance sheet as of January 28, 2012 and discussed in Note 8 to our consolidated financial statements included in this report have been excluded from the above table, as deferred income tax liabilities are calculated based on temporary differences between the tax basis and book basis of assets and liabilities, which will result in taxable amounts in future years when the liabilities are settled at their reported financial statement amounts. As the results of these calculations do not have a direct connection with the amount of cash taxes to be paid in any future periods, scheduling deferred income tax liabilities by period could be misleading.

        Our anticipated capital expenditures for fiscal 2012, which are excluded from the table above as we are not contractually obligated to pay these amounts as of January 28, 2012, are expected to be approximately $60 million. These expenditures are expected to consist primarily of costs associated with opening new retail stores, information technology initiatives, retail store remodeling, and distribution center enhancements.

Dividend Declaration

        On March 26, 2012, our Board of Directors approved a cash dividend of $0.15 per share payable on April 27, 2012 to shareholders of record as of the close of business on April 13, 2012. Although we have paid dividends in each quarter since we became a public company in July 1960, we may discontinue or modify dividend payments at any time if we determine that other uses of our capital, including but not limited to, payment of outstanding debt, repurchases of outstanding shares, funding of acquisitions or funding of capital expenditures, may be in our best interest; if our expectations of future cash flows and future cash needs outweigh the ability to pay a dividend; or if the terms of our credit facilities, the indenture for the 11 3/8% Senior Secured Notes, other debt instruments, contingent consideration arrangements or applicable law limit our ability to pay dividends. We may borrow to fund dividends in the short-term based on our expectation of operating cash flows in future periods subject to the terms and conditions of our credit facilities, the indenture for the 11 3/8% Senior Secured Notes or other debt instruments and applicable law. All cash flow from operations will not necessarily be paid out as dividends in all periods. For details about limitations on our ability to pay dividends, see Note 5 of our consolidated financial statements contained in this report and the discussion of our credit facilities and 11 3/8% Senior Secured Notes above.

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

Revenue Recognition and Accounts Receivable

        Our revenue primarily consists of direct to consumer sales, which includes retail store, e-commerce, restaurant and concession sales, and wholesale sales. We consider revenue realized or realizable and earned when the following criteria are met: (1) persuasive evidence of an agreement exists, (2) delivery has occurred, (3) our price to the buyer is fixed or determinable, and (4) collectibility is reasonably assured.

        Retail store, e-commerce, restaurant and concession revenues are recognized at the time of sale to consumers as we believe the criteria for revenue recognition are met at the time of sale. Retail store, e-commerce, restaurant and concession revenues are recorded net of estimated returns, as appropriate, and net of applicable sales taxes in our consolidated statements of earnings. As direct to consumer products may be returned in future periods after the date of original purchase by the consumer, we must make estimates of reserves for products which were sold prior to the balance sheet date but that we anticipate may be returned by the consumer subsequent to that date. The determination of direct to consumer return reserve amounts requires judgment and consideration of historical and current trends, evaluation of current economic trends and other factors. Our historical estimates of direct to consumer return reserves have not differed materially from actual results. As of January 28, 2012 our direct to consumer return reserve was approximately $2.3 million. A 10% change in the direct to consumer return reserve as of January 28, 2012 would have had a $0.2 million pre-tax impact on earnings from continuing operations in fiscal 2011.

        In the normal course of business we offer certain discounts or allowances to our wholesale customers. Wholesale operations' sales are recorded net of such discounts and allowances, as well as advertising support not specifically relating to the reimbursement for actual advertising expenses by our customers, operational chargebacks and provisions for estimated returns. As certain allowances and other deductions are not finalized until the end of a season, program or other event which may not have occurred yet, we estimate such discounts and allowances on an ongoing basis. Significant considerations in determining our estimates for discounts, returns, allowances and operational chargebacks for wholesale customers include historical and current trends, agreements with customers, projected seasonal results, an evaluation of current economic conditions and retailer performance. Actual discounts and allowances to our wholesale customers have not differed materially from our estimates in prior periods. As of January 28, 2012, our total reserves for discounts and allowances for our wholesale businesses were approximately $8.4 million and, therefore, if the allowances changed by 10% it would have had a pre-tax impact of $0.8 million on earnings from continuing operations in fiscal 2011.

        In circumstances where we become aware of a specific wholesale customer's inability to meet its financial obligations, a specific reserve for bad debts is taken as a reduction to accounts receivable to reduce the net recognized receivable to the amount reasonably expected to be collected. For all other wholesale customers, we recognize estimated reserves for bad debts based on our historical collection experience, the financial condition of our customers, an evaluation of current economic conditions and anticipated trends, each of which is subjective and requires certain assumptions. Actual charges for uncollectible amounts have not differed materially from our estimates in prior periods. As of January 28, 2012, our allowance for doubtful accounts was approximately $2.0 million, and therefore, if the allowance for doubtful accounts changed by 10% it would have had a pre-tax impact of approximately $0.2 million on earnings from continuing operations in fiscal 2011.

Inventories, net

        For operating group reporting, inventory is carried at the lower of the first-in, first-out (FIFO) method cost or market. We continually evaluate the composition of our inventories for identification of distressed inventory. In performing this evaluation we consider slow-turning products, prior seasons' fashion products and current levels of replenishment program products as compared to future sales estimates. For direct to consumer inventory, we provide an allowance for goods expected to be sold below cost and shrinkage. For wholesale inventory, we estimate the amount of goods that we will not be able to sell in the normal course of business and write down the value of these goods as necessary. As the amount to be ultimately realized for the goods is not necessarily known at period end, we must utilize certain assumptions that take into consideration historical experience, the age of the inventory, inventory quantity, quality and mix, historical sales trends, future sales projections, consumer and retailer preferences, market trends and general economic conditions.

        For consolidated financial reporting, approximately $88.5 million of our inventories are valued at the lower of last-in, first-out (LIFO) method cost or market after deducting the $52.4 million LIFO reserve as of January 28, 2012. The remaining $14.9 million of our inventories are valued at the lower of FIFO cost or market as of January 28, 2012. As of January 28, 2012 and January 29, 2011, approximately 86% and 87%, respectively, of our inventories were accounted for using the LIFO method. Generally, our inventories related to our domestic operations are valued at the lower of LIFO cost or market and our inventories related to our international operations are valued at the lower of FIFO cost or market. LIFO inventory accounting adjustments are not allocated to our operating groups as LIFO inventory pools do not correspond to our operating group definitions. LIFO reserves are based on the Producer Price Index as published by the United States Department of Labor. We write down inventories valued at the lower of LIFO cost or market when LIFO exceeds market value. We consider LIFO accounting adjustments to not only include changes in the LIFO reserve, but also changes in markdown reserves which are considered in LIFO accounting. For operating group reporting purposes included in Note 10 to our consolidated financial statements and in the results of operations in our Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report, the impact of LIFO accounting is included in Corporate and Other.

        As of January 28, 2012, we had recorded a reserve of approximately $1.0 million related to inventory on the lower of FIFO cost or market method and for inventory on the lower of LIFO cost or market method with markdowns in excess of our LIFO reserve. A 10% change in the amount of markdowns for inventory valued on the lower of FIFO cost or market method and markdowns in excess of the LIFO reserve as of January 28, 2012 would have a pre-tax impact of approximately $0.1 million on earnings from continuing operations in fiscal 2011. A change in the markdowns of our inventory valued at the lower of LIFO cost or market method typically would not be expected to have a material impact on our consolidated financial statements after consideration of the existence of our significant LIFO reserve of $52.4 million, or 38% of the FIFO cost of the inventory, as of January 28, 2012, as well as the high gross margins historically achieved for the sale of our lifestyle branded products. A change in inventory levels at the end of future fiscal years compared to inventory balances as of January 28, 2012 could result in a material impact on our consolidated financial statements as such a change may erode portions of our earlier base year layers for purposes of making our annual LIFO computation. Additionally, a change in the Producer Price Index as published by the United States Department of Labor as compared to the indexes as of January 28, 2012 could result in a material impact on our consolidated financial statements as inflation or deflation would change the amount of our LIFO reserve.

        Given the significant amount of uncertainties surrounding the year-end LIFO calculation, including the estimate of year-end inventory balances and year-end Producer Price indexes, we typically do not adjust our LIFO reserve in the first three quarters of a fiscal year. This policy may result in significant LIFO accounting adjustments in the fourth quarter of the fiscal year resulting from the year over year changes in inventory levels, the Producer Price Index and markdown reserves. We do recognize on a quarterly basis during the first three quarters of the fiscal year changes in markdown reserves as those amounts can be estimated on a quarterly basis.

        The purchase method of accounting for business combinations requires that assets and liabilities, including inventories, are recorded at fair value at acquisition. In accordance with U.S. GAAP, the definition of fair value of inventories acquired generally will equal the expected sales price less certain costs associated with selling the inventory, which may exceed the actual cost of producing the acquired inventories. In accordance with U.S. GAAP, in connection with our December 2010 acquisition of the Lilly Pulitzer brand and operations, we recognized a write-up of inventories of approximately $1.8 million above the cost of acquired inventories to fair value, which we included in our allocation of purchase price. Based on the inventory turn of the acquired inventories, approximately $0.8 million of the write-up was recognized as additional cost of goods sold in fiscal 2010, and the remaining $1.0 million of the write-up, which was included in inventories, net in our consolidated balance sheet as of January 29, 2011, was recognized as cost of goods sold during fiscal 2011 as the acquired inventory was sold in the ordinary course of business. In determining the fair value of the acquired inventory, as well as the appropriate period to recognize the charge in our consolidated statements of earnings as the acquired inventory is sold, we must make certain assumptions regarding costs incurred prior to acquisition for the acquired inventory, an appropriate profit allowance, estimates of the costs to sell the inventory and the timing of the sale of the acquired inventory. Such estimates involve significant uncertainty, and if we had made different assumptions, the impact on our consolidated financial statements could be significant.

Intangible Assets, net

        Intangible assets included in our consolidated balance sheet as of January 28, 2012 totaled approximately $165.2 million, which includes approximately $4.8 million of customer relationships with finite lives and $160.4 million of trademarks with indefinite lives. At acquisition, we estimate and record the fair value of purchased intangible assets, which primarily consist of trademarks and customer relationships. The fair values and useful lives of these intangible assets are estimated based on management's assessment as well as independent third party appraisals in some cases. Such valuation may include a discounted cash flow analysis of anticipated revenues or cost savings resulting from the acquired intangible asset using an estimate of a risk-adjusted market-based cost of capital as the discount rate. The valuation of intangible assets requires significant judgment due to the variety of uncertain factors, including planned use of the intangible assets as well as estimates of future net sales, growth rates, royalty rates for the trademarks and discount rates. The use of different assumptions related to these uncertain factors at acquisition could result in a material change to the amounts of intangible assets initially recorded at acquisition, which could result in a material impact on our consolidated financial statements.

        As a result of our December 2010 acquisition of the Lilly Pulitzer brand and operations, we recognized $30.5 million of intangible assets including trademarks and customer relationships in our consolidated balance sheet at acquisition using the methodology outlined above. These acquired intangible assets consist of $27.5 million of indefinite lived trademarks and $3.0 million of definite lived customer relationships.

        Trademarks with indefinite lives are not amortized but instead evaluated for impairment annually or more frequently if events or circumstances indicate that the intangible asset might be impaired. The evaluation of the recoverability of trademarks with indefinite lives includes valuations based on a discounted cash flow analysis utilizing the relief from royalty method, among other considerations. This approach is dependent upon a number of uncertain factors, including those used in the initial valuation of the intangible assets listed above. Such estimates involve significant uncertainty, and if our plans or anticipated results change, the impact on our financial statements could be significant. If this analysis indicates an impairment of a trademark with an indefinite useful life, the amount of the impairment is recognized in the consolidated financial statements based on the amount that the carrying value exceeds the estimated fair value of the asset.

        Amortization of intangible assets with finite lives, which primarily consist of customer relationships, is recognized over their estimated useful lives using a method of amortization that reflects the pattern in which the economic benefits of the intangible assets are consumed or otherwise realized. We amortize our intangible assets with finite lives for periods of up to 15 years. The determination of an appropriate useful life for amortization is based on our plans for the intangible asset as well as factors outside of our control. Intangible assets with finite lives are reviewed for impairment periodically if events or changes in circumstances indicate that the carrying amount may not be recoverable. If expected future undiscounted cash flows from operations are less than their carrying amounts, an asset is determined to be impaired and a loss is recorded for the amount by which the carrying value of the asset exceeds its fair value. Amortization related to intangible assets with finite lives totaled $1.2 million during fiscal 2011 and is anticipated to be approximately $0.9 million in fiscal 2012.

        In fiscal 2011, fiscal 2010 and fiscal 2009, no impairment charges related to intangible assets were recognized. Additionally, we do not believe that a 10% change in any of the assumptions utilized in testing our intangible assets for impairment would have resulted in an impairment charge during any of those periods.

Goodwill, net

        Goodwill is recognized as the amount by which the cost to acquire a company or group of assets exceeds the fair value of assets acquired less any liabilities assumed at acquisition. Thus, the amount of goodwill recognized in connection with a business combination is dependent upon the fair values assigned to the individual assets acquired and liabilities assumed in a business combination. Goodwill is allocated to the respective reporting unit at the time of acquisition. As a result of our December 2010 acquisition of the Lilly Pulitzer brand and operations, we allocated approximately $16.9 million of goodwill to the Lilly Pulitzer business. Goodwill is not amortized but instead is evaluated for impairment annually or more frequently if events or circumstances indicate that the goodwill might be impaired.

        In September 2011, the FASB issued an update to their accounting guidance regarding goodwill impairment testing. This update, which we adopted in the fourth quarter of fiscal 2011 and resulted in no material impact on our consolidated financial statements, allows us to assess qualitative factors to determine the likelihood of goodwill impairment and whether it is necessary to perform the two-step evaluation of the recoverability of goodwill. The qualitative factors to determine the likelihood of goodwill impairment include: (a) macroeconomic conditions, (b) industry and market considerations, (c) cost factors, (d) overall financial performance, (e) other relevant entity-specific events, (f) events affecting a reporting unit, (g) a sustained decrease in share price, or (h) other factors as appropriate. As performed in prior years and as may be determined necessary in future periods, the two-step evaluation of the recoverability of goodwill includes valuations of each applicable underlying business using fair value techniques and market comparables which may include a discounted cash flow analysis or an independent appraisal. Significant estimates, some of which require subjective judgment, included in such a valuation include future cash flow projections of the business, which are based on our future expectations for the business. Additionally, the discount rate used in this analysis is an estimate of the risk-adjusted market-based cost of capital. The estimates and assumptions included in the two-step evaluation of the recoverability of goodwill involve significant uncertainty, and if our plans or anticipated results change, the impact on our financial statements could be significant.

        We test, either qualitatively or as a two-step evaluation, goodwill for impairment as of the first day of the fourth quarter of our fiscal year, which coincides with the timing of our annual budgeting process that is used in estimating future cash flows for the assessment. In addition to the annual impairment test, if an event occurs or circumstances change that would indicate impairment between the annual tests, we would perform an impairment test at that time. In performing this interim assessment, we consider the factors and circumstances used in performing the qualitative assessment to evaluate whether it is more likely than not that the carrying value of goodwill may not be recoverable. If an annual or interim analysis indicates an impairment of goodwill balances, the impairment is recognized in the consolidated financial statements.

        No impairment of goodwill was recognized during fiscal 2011, fiscal 2010 or fiscal 2009. Additionally, we do not believe that a 10% change in any of the assumptions utilized in testing our goodwill for impairment would have resulted in an impairment charge during any of those periods.

Income Taxes

        Income taxes included in our consolidated financial statements are determined using the asset and liability method. Under this method, income taxes are recognized based on amounts of income taxes payable or refundable in the current year as well as the impact of any items that are recognized in different periods for consolidated financial statement and tax return reporting purposes. As certain amounts are recognized in different periods for consolidated financial statement and tax return purposes, financial statement and tax bases of assets and liabilities differ, resulting in the recognition of deferred tax assets and liabilities. The deferred tax assets and liabilities reflect the estimated future tax effects attributable to these differences, as well as the impact of net operating loss, capital loss and federal and state credit carryforwards, each as determined under enacted tax laws and rates expected to apply in the period in which such amounts are expected to be realized or settled. As realization of deferred tax assets and liabilities are dependent upon future taxable jurisdictions, changes in tax laws and rates and shifts in the amount of taxable income among state and foreign jurisdictions may have a significant impact on the amount of benefit ultimately realized for deferred tax assets and liabilities. We account for the effect of changes in tax laws or rates in the period of enactment.

        There are certain exceptions to the requirement that deferred tax liabilities be recognized for the difference in the financial and tax bases of assets in the case of foreign subsidiaries. The excess of financial statement over tax basis of an investment in a foreign subsidiary in excess of undistributed earnings is not recognized if management considers the investment to be essentially permanent in duration. We consider our investments in certain of our foreign subsidiaries to be permanently reinvested. For each of these entities, the tax basis equals or exceeds the financial basis as of January 28, 2012.

        Also, deferred tax liabilities are not required to be recognized for undistributed earnings of foreign subsidiaries when management considers those earnings to be permanently reinvested outside the United States. The company does not consider the earnings of its foreign subsidiaries to be permanently reinvested outside the U.S., and therefore records the deferred tax liability on such earnings in the year they are included in the financial statements.

        Valuation allowances are established when we determine that it is more-likely-than-not (greater than 50%) that some portion or all of a deferred tax asset will not be realized. Valuation allowances are analyzed periodically and adjusted as events occur, or circumstances change, that would indicate adjustments to the valuation allowances are appropriate.

        We utilize a two-step approach for evaluating uncertain tax positions. Under the two-step method, recognition occurs when we conclude that a tax position, based solely on technical merits, is more-likely-than-not to be sustained upon examination. Measurement is only addressed if step one has been satisfied. The tax benefit recorded is measured as the largest amount of benefit determined on a cumulative probability basis that is more-likely-than-not to be realized upon ultimate settlement. Those tax positions failing to qualify for initial recognition are recognized in the first subsequent interim period they meet the more-likely-than-not standard, or are resolved through negotiation or litigation with the taxing authority or upon expiration of the statute of limitations. Derecognition of a tax position that was previously recognized occurs when we subsequently determine that a tax position no longer meets the more-likely-than-not threshold of being sustained. Interest and penalties associated with unrecognized tax positions are recorded within income tax expense in our consolidated statements of earnings.

        As a global company, we are subject to income taxes in a number of domestic and foreign jurisdictions. Therefore, our income tax provision involves many uncertainties due to not only to the timing differences of income for financial statement and tax return reporting, but also the application of complex tax laws and regulations, which are subject to interpretation and management judgment. The use of different assumptions or a change in our assumptions related to book to tax timing differences, our determination of whether foreign investments or earnings are permanently reinvested, the realizability of uncertain tax positions, the appropriateness of valuation allowances or other considerations, and the jurisdictions or significance of earnings in future periods each could have a significant impact on our income tax rate. Additionally, factors impacting income taxes that are outside of our control including changes in tax laws or interpretations, court case decisions, statute of limitation expirations or audit settlements could also have a significant impact on our income tax rate. An increase in our consolidated income tax rate from 32.8% to 33.8% during fiscal 2011 would have reduced earnings from continuing operations by approximately $0.4 million.

        Income tax expense recorded during interim periods is based on the expected tax rate for the year, considering projections of earnings and book to tax differences, which are updated and refined throughout the year. The tax rate ultimately realized for the year may increase or decrease due to actual operating results or book to tax differences varying from our expectations from earlier in the year. Any changes in assumptions related to the need for a valuation allowance, the realizability of an uncertain tax position, changes in enacted tax rates, the expected operating results for the year, the jurisdictions generating operating income or loss, or other assumptions are accounted for in the period in which the change occurs so that the year to date tax provision reflects the expected annual rate.

Fair Value Measurements

        For many assets and liabilities the determination of fair value may not require the use of many assumptions or other estimates. However, in some cases the assumptions or inputs associated with the determination of fair value as of a measurement date may require the use of many assumptions and may be internally derived or otherwise unobservable. We utilize certain market-based and internally derived information and make assumptions about the information in determining the fair values of assets and liabilities acquired as part of a business combination, as well as in other circumstances, adjusting previously recorded assets and liabilities to fair value at each balance sheet date, including the fair value of contingent consideration, and assessing recognized assets for impairment, including intangible assets, goodwill and property and equipment.

        As part of our acquisition of the Lilly Pulitzer brand and operations, we entered into a contingent consideration arrangement whereby we may be obligated to pay up to $20 million if certain performance criteria are met in the four year period subsequent to the December 2010 acquisition. Pursuant to the guidance related to the purchase method of accounting, we recognized the fair value of the contingent consideration as of the date of the acquisition. As of the date of acquisition, we determined that the fair value of the contingent consideration was $10.5 million, which reflected the discounted fair value of the expected payments. Such valuation requires assumptions regarding anticipated cash flows, probabilities of cash flows, discount rates and other factors, which each involve a significant amount of uncertainty. Although there was uncertainty about whether the performance criteria in the contingent consideration arrangement will be achieved, we anticipated paying the full $20 million of contingent consideration. Thus, the fair value of the contingent consideration at acquisition reflected the $20 million of anticipated payments discounted to fair value.

        Subsequent to the date of acquisition, we must periodically adjust the liability for the contingent consideration to reflect the fair value of the contingent consideration by reassessing our valuation assumptions as of that date. As of January 28, 2012, we still anticipate that the performance criteria will be met based on the operating results of the Lilly Pulitzer business exceeding the performance criteria in fiscal 2011. Additionally, we evaluated the discount rate as of January 28, 2012. As of January 28, 2012, we determined that the fair value of the contingent consideration was approximately $13.1 million, with $2.5 million of the $13.1 million of contingent consideration being classified as a current liability in contingent consideration earned and payable in our consolidated balance sheet as the $2.5 million was earned in fiscal 2011 and is expected to be paid in the first half of fiscal 2012. The remaining $10.6 million of the contingent consideration is included in non-current contingent consideration in our consolidated balance sheet as of January 28, 2012. If the discount rate used in the valuation of the contingent consideration as of January 28, 2012 was decreased by 100 basis points, the fair value of the contingent consideration as of January 28, 2012 would have increased to $13.4 million from $13.1 million with the difference in value being reflected as an increase in operating income in our consolidated statement of earnings for fiscal 2011.

        The fair value of the contingent consideration liability is expected to increase each period with the recognition of change in fair value of contingent consideration resulting from the passage of time at the applicable discount rate as we approach the payment dates of the contingent consideration absent any significant changes in assumptions related to the valuation or the probability of payment of the contingent consideration earned during the prior year. During fiscal 2011, we recognized change in fair value of contingent consideration of $2.4 million in our consolidated statements of earnings. The amounts recognized in fiscal 2011 primarily reflect the passage of time rather than significant changes in our assumptions during fiscal 2011. We estimate that the change in fair value of contingent consideration related to the passage of time in fiscal 2012 will be approximately $2.4 million; however the total change in fair value of contingent consideration expense recognized in fiscal 2012 could be significantly different if we change certain of our assumptions related to the contingent consideration during fiscal 2012. The change in fair value of contingent consideration in fiscal 2013 and fiscal 2014 could be significantly different than the amounts recognized in fiscal 2011 or currently anticipated for fiscal 2012.

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

        For the determination of fair value for assets and liabilities acquired as part of a business combination, adjusting previously recorded assets and liabilities to fair value at each balance sheet date and assessing, and possibly adjusting, recognized assets for impairment, the assumptions that we make regarding the valuation of these assets could differ significantly from the assumptions made by other parties. The use of different assumptions could result in materially different valuations for the respective assets and liabilities, which would impact our consolidated financial statements.

RECENT ACCOUNTING PRONOUNCEMENTS

        The FASB has issued certain changes to accounting pronouncements which may impact our financial statements in future periods upon adoption. For details on these accounting pronouncements, see Note 1 of our consolidated financial statements included in this report.

SEASONALITY

        Our operating groups are impacted by seasonality. For details of the impact of seasonality on our operating groups and consolidated operating results, see Note 1 of our consolidated financial statements included in this report.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

        We are exposed to market risk from changes in interest rates on our indebtedness, which could impact our financial condition and results of operations in future periods. Our objective is to limit the impact of interest rate changes on earnings and cash flow, primarily through a mix of fixed-rate and variable-rate debt. Although we have not historically entered into such contracts, we may also enter into interest rate swap arrangements related to certain of our variable-rate debt in order to fix the interest rate on variable rate debt if we determine that our exposure to interest rate changes is higher than optimal. Our assessment also considers our need for flexibility in our borrowing arrangements resulting from the seasonality of our business, among other factors. We continuously monitor interest rates to consider the sources and terms of our borrowing facilities in order to determine whether we have achieved our interest rate management objectives. None of our debt was entered into for speculative purposes. Also, although we are not precluded from doing so, we have not historically engaged in hedging activities with respect to our interest rate risk, but we may consider such alternatives in the future. We do not enter into interest rate hedging transactions on a speculative basis.

        As of January 28, 2012, we had $2.6 million of debt outstanding which was subject to variable interest rates. Our lines of credit, which include our U.S. Revolving Credit Agreement and our U.K. Revolving Credit Agreement, accrue interest based on variable interest rates, while providing the necessary borrowing flexibility we require due to the seasonality of our business and our need to fund certain product purchases with trade letters of credit. During fiscal 2011, the average debt outstanding under our credit agreements was approximately $3.7 million; we therefore did not incur a substantial amount of interest expense related to our variable rate debt in fiscal 2011 and a 100 basis point change in interest rates would not have had a material impact on our fiscal 2011 operating results. We do not believe that borrowings and interest rates, and therefore interest expense, for fiscal 2011 are necessarily indicative of borrowings in future periods.

        To the extent that the amounts outstanding under our variable-rate lines of credit change, our exposure to changes in interest rates would also change. We do not anticipate the need to have a significant amount of borrowings outstanding under our variable-rate lines of credits to fund our ongoing operations during fiscal 2012; however, we may have amounts outstanding under our variable-rate lines of credits at certain times during fiscal 2012 based on our seasonal working capital requirements or if anticipated cash requirements exceed our current expectations. Additionally, if we repurchase all or a portion of our 11 3/8% Senior Secured Notes outstanding in the future with borrowings under our variable-rate lines of credit, make other changes to our capital structure or acquire additional businesses in the future, such transactions could significantly increase our borrowing levels under variable-rate lines of credit. Thus, interest expense as well as our exposure to changes in variable interest rates would increase materially if borrowings under our variable-rate lines of credit increase in future periods.

        As of January 28, 2012, we had $105 million aggregate principal amount of fixed-rate debt outstanding, consisting of our 11 3/8% Senior Secured Notes, which have an effective interest rate of 12.0% and mature in July 2015. Such fixed-rate debt may result in higher interest expense than could be obtained under variable interest rate arrangements in certain periods, including fiscal 2011, but is primarily intended to provide long-term financing of our capital structure and minimize our exposure to increases in interest rates. A change in the market interest rate impacts the fair value of our fixed-rate debt but has no impact on interest incurred or cash flows. Our ability to reduce the amount of our 11 3/8% Senior Secured Notes outstanding without a significant premium may be limited under the terms of the indenture governing our 11 3/8% Senior Secured Notes.

Foreign Currency Risk

        To the extent that we have assets and liabilities, as well as operations, denominated in foreign currencies that are not hedged, we are subject to foreign currency transaction and translation gains and losses. We receive United States dollars for most of our product sales. However, approximately 10% of our net sales in fiscal 2011 were denominated in currencies other than the United States dollar. These sales primarily relate to Ben Sherman sales in the United Kingdom and Europe. A strengthening United States dollar could result in lower levels of sales and earnings in our consolidated statements of earnings in future periods, although the sales in foreign currencies could be equal to or greater than amounts as previously reported. Based on our net sales during fiscal 2011 denominated in foreign currencies, if the United States dollar had been 10% stronger against the British pound we would have experienced a decrease in consolidated net sales of approximately $6.5 million, but we believe the impact on operating income would not have been material.

        Substantially all of our inventory purchases, including goods for operations in the United Kingdom, from contract manufacturers throughout the world are denominated in United States dollars. Purchase prices for our products may be impacted by fluctuations in the exchange rate between the United States dollar and the local currencies of the contract manufacturers, which may have the effect of increasing our cost of goods sold in the future even though our inventory is purchased on a United States dollar arrangement. Additionally, to the extent that the exchange rate between the United States dollar and the currency that the inventory will be sold in (e.g. the British pound) changes, the gross margins of those businesses could be impacted significantly.

        We may from time to time purchase short-term foreign currency forward exchange contracts to hedge against changes in foreign currency exchange rates. As of January 28, 2012, we were a party to approximately $26.5 million of such contracts that were unsettled, which had an unrealized fair value of approximately $0.5 million. These contracts primarily consist of $17 million of agreements to purchase U.S. dollars with British pound sterling and $9 million of agreements to sell Euro for British pound sterling. During fiscal 2011, foreign currency forward exchange contracts outstanding did not exceed $43.4 million at any time. When such contracts are outstanding, the contracts are marked to market with the offset being recognized in other comprehensive income or our consolidated statement of earnings if the transaction does or does not, respectively, qualify as a hedge in accordance with U.S. GAAP.

        We anticipate that as we expand Tommy Bahama into international markets in the future, our exposure to foreign currency changes will increase. We also anticipate that we will have exposure to foreign currency changes for currencies that we currently do not have any exposure to, including various currencies in Asia. Initially, that exposure will be a result of the net investment in those currencies as we expand international operations. The extent of our exposure will be dependent upon the timing of when and to what magnitude we expand into international markets. Therefore, we do not believe it is possible to provide a meaningful estimate of the potential impact of our future exposure to foreign currencies related to our Tommy Bahama international operations at this time.

        We view our foreign investments as long-term and, as a result, we generally do not hedge such foreign investments. Also, we do not hold or issue any derivative financial instruments related to foreign currency exposure for speculative purposes.

Commodity and Inflation Risk

        We are affected by inflation and changing prices primarily through the purchase of raw materials and finished goods and increased operating costs to the extent that any such fluctuations are not reflected by adjustments in the selling prices of our products. Inflation/deflation risks are managed by each operating group through selective price increases when possible, productivity improvements and cost containment initiatives. We do not enter into significant long-term sales or purchase contracts, and we do not engage in hedging activities with respect to such commodity risk. Based on purchases and negotiations for inventory purchases thus far in fiscal 2012, it appears that certain of the product costing pressures, including the price of cotton, that were experienced during the second half of fiscal 2011 have eased as we purchase products for the second half of fiscal 2012. However, it appears that certain other product costing pressures, including transportation and labor, may not decline much, if at all, from the cost levels of fiscal 2011.

Item 8.    Financial Statements and Supplementary Data

OXFORD INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except par amounts)

	January 28, 2012	January 29, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$13,373	$44,094
Receivables, net	59,706	50,177
Inventories, net	103,420	85,338
Prepaid expenses, net	19,041	12,554
Deferred tax assets	19,733	19,005
Assets related to discontinued operations, net	—	57,745

Total current assets	215,273	268,913
Property and equipment, net	93,206	83,895
Intangible assets, net	165,193	166,680
Goodwill	16,495	16,866
Other non-current assets, net	19,040	22,117

Total Assets	$509,207	$558,471

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Trade accounts payable and other accrued expenses	$89,149	$83,211
Accrued compensation	23,334	23,095
Contingent consideration earned and payable	2,500	—
Short-term debt and current maturities of long-term debt	2,571	—
Liabilities related to discontinued operations	—	40,785

Total current liabilities	117,554	147,091
Long-term debt, less current maturities	103,405	147,065
Non-current contingent consideration	10,645	10,745
Other non-current liabilities	38,652	44,696
Non-current deferred income taxes	34,882	28,846
Commitments and contingencies
Shareholders' Equity:
Common stock, $1.00 par value per common share	16,522	16,511
Additional paid-in capital	99,670	96,597
Retained earnings	111,551	90,739
Accumulated other comprehensive loss	(23,674)	(23,819)

Total shareholders' equity	204,069	180,028

Total Liabilities and Shareholders' Equity	$509,207	$558,471

See accompanying notes.

OXFORD INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF EARNINGS

(in thousands, except per share amounts)

	Fiscal 2011	Fiscal 2010	Fiscal 2009
Net sales	$758,913	$603,947	$585,306
Cost of goods sold	345,944	276,540	294,493

Gross profit	412,969	327,407	290,813
SG&A	358,582	301,975	283,706
Change in fair value of contingent consideration	2,400	200	—
Royalties and other operating income	16,820	15,430	11,803

Operating income	68,807	40,662	18,910
Interest expense, net	16,266	19,887	18,710
Loss on repurchase of senior notes	9,017	—	1,759

Earnings (loss) from continuing operations before income taxes	43,524	20,775	(1,559)
Income taxes (benefit)	14,281	4,540	(2,945)

Earnings from continuing operations	29,243	16,235	1,386
Net earnings from discontinued operations, net of taxes	137	62,423	13,238

Net earnings	$29,380	$78,658	$14,624

Earnings from continuing operations, net of taxes, per common share:
Basic	$1.77	$0.98	$0.09
Diluted	$1.77	$0.98	$0.09

Net earnings from discontinued operations, net of taxes, per common share:
Basic	$0.01	$3.77	$0.81
Diluted	$0.01	$3.77	$0.81

Net earnings per common share:
Basic	$1.78	$4.76	$0.90
Diluted	$1.78	$4.75	$0.90
Weighted average common shares outstanding:
Basic	16,510	16,537	16,297
Dilution	19	14	7

Diluted	16,529	16,551	16,304

Dividends declared per common share	$0.52	$0.44	$0.36

See accompanying notes.

OXFORD INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Fiscal 2011	Fiscal 2010	Fiscal 2009
Net earnings	$29,380	$78,658	$14,624
Other comprehensive income (loss), net of taxes
Foreign currency translation gain (loss)	(381)	(536)	4,365
Net unrealized gain (loss) on forward foreign currency exchange contracts	526	(43)	—

Total other comprehensive income (loss), net of taxes	145	(579)	4,365

Comprehensive income	$29,525	$78,079	$18,989

See accompanying notes.

OXFORD INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(in thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, January 31, 2009	15,866	$88,425	$10,621	$(27,605)	$87,307
Net earnings and other comprehensive income	—	—	14,624	4,365	18,989
Shares issued under stock plans, net of tax provision of $0.4 million	595	(950)	—	—	(355)
Compensation expense for stock awards	—	4,365	—	—	4,365
Cash dividends declared and paid	—	—	(5,889)	—	(5,889)

Balance, January 30, 2010	16,461	91,840	19,356	(23,240)	104,417
Net earnings and other comprehensive income (loss)	—	—	78,658	(579)	78,079
Shares issued under stock plans, net of tax benefit of $0.1 million	50	224	—	—	274
Compensation expense for stock awards	—	4,533	—	—	4,533
Cash dividends declared and paid	—	—	(7,275)	—	(7,275)

Balance, January 29, 2011	16,511	96,597	90,739	(23,819)	180,028
Net earnings and other comprehensive income	—	—	29,380	145	29,525
Shares issued under stock plans, net of tax benefit of $0.4 million	85	2,646	—	—	2,731
Compensation expense for stock awards	—	2,180	—	—	2,180
Repurchase of common stock	(74)	(1,753)	—	—	(1,827)
Cash dividends declared and paid	—	—	(8,568)	—	(8,568)

Balance, January 28, 2012	$16,522	$99,670	$111,551	$(23,674)	$204,069

See accompanying notes.

OXFORD INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal 2011	Fiscal 2010	Fiscal 2009
Cash Flows From Operating Activities:
Earnings from continuing operations	$29,243	$16,235	$1,386
Adjustments to reconcile earnings from continuing operations to net cash provided by operating activities:
Depreciation	25,959	18,216	21,354
Amortization of intangible assets	1,195	973	1,217
Change in fair value of contingent consideration	2,400	200	—
Amortization of deferred financing costs and bond discount	1,662	1,952	1,611
Loss on repurchase of senior notes	9,017	—	1,759
Stock compensation expense	2,180	4,549	4,003
Deferred income taxes	5,375	(4,620)	(8,114)
Changes in working capital, net of acquisitions and dispositions:
Receivables	(9,740)	162	1,250
Inventories	(18,332)	(17,920)	35,669
Prepaid expenses	(6,030)	(369)	79
Current liabilities	6,074	22,340	(1,220)
Other non-current assets	1,684	(1,260)	(1,390)
Other non-current liabilities	(6,042)	(4,767)	3,371

Net cash provided by operating activities	44,645	35,691	60,975
Cash Flows From Investing Activities:
Acquisitions, net of cash acquired	(398)	(58,303)	—
Purchases of property and equipment	(35,310)	(13,328)	(11,308)
Other	—	78	11

Net cash used in investing activities	(35,708)	(71,553)	(11,297)
Cash Flows From Financing Activities:
Repayment of revolving credit arrangements	(112,212)	(172,082)	(252,764)
Proceeds from revolving credit arrangements	114,835	172,082	219,444
Repurchase of senior notes	(52,175)	—	(166,805)
Proceeds from the issuance of senior notes	—	—	146,029
Repayment of company owned life insurance policy loans	—	(4,125)	—
Deferred financing costs paid	—	—	(5,049)
Proceeds from issuance of common stock	2,731	177	8
Repurchase of common stock	(1,827)	—	—
Dividends on common stock	(8,568)	(7,275)	(5,889)

Net cash used in financing activities	(57,216)	(11,223)	(65,026)
Cash Flows from Discontinued Operations:
Net operating cash flows provided by (used in) discontinued operations	13,735	(19,930)	20,594
Net investing cash flows provided by (used in) discontinued operations	3,744	102,790	(15)

Net cash provided by discontinued operations	17,479	82,860	20,579

Net change in cash and cash equivalents	(30,800)	35,775	5,231
Effect of foreign currency translation on cash and cash equivalents	79	31	(233)
Cash and cash equivalents at the beginning of year	44,094	8,288	3,290

Cash and cash equivalents at the end of year	$13,373	$44,094	$8,288

Supplemental disclosure of cash flow information:
Cash paid for interest, net, including interest paid for discontinued operations	$15,033	$18,560	$20,051
Cash paid for income taxes, including income taxes paid for discontinued operations	$40,839	$20,859	$9,741

See accompanying notes.

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 28, 2012

Note 1. Summary of Significant Accounting Policies

  Principal Business Activity

        We are a global apparel company, which designs, sources, markets and distributes products bearing the trademarks of our company-owned lifestyle brands as well as certain licensed and private label apparel products. Our portfolio of brands includes Tommy Bahama®, Lilly Pulitzer® and Ben Sherman®, as well as owned and licensed brands for tailored clothing and golf apparel. We distribute our company-owned lifestyle branded products through our direct to consumer channel, consisting of owned retail stores and e-commerce sites, and our wholesale distribution channel, which includes better department stores and specialty stores. Additionally, we operate 13 Tommy Bahama restaurants, generally adjacent to a Tommy Bahama retail store. Our branded and private label tailored clothing products are distributed through department stores, specialty stores, national chains, specialty catalogs, mass merchants and Internet retailers. Originally founded in 1942, we have undergone a transformation as we migrated from our historical domestic manufacturing roots towards a focus on designing, sourcing, distributing and marketing branded apparel products bearing prominent trademarks owned by us.

        Unless otherwise indicated, all references to assets, liabilities, revenues and expenses in our consolidated financial statements reflect continuing operations and exclude any amounts related to the discontinued operations of our former Oxford Apparel Group, as discussed in Note 15.

  Fiscal Year

        Our fiscal year ends on the Saturday closest to January 31 and will, in each case, begin at the beginning of the day next following the last day of the preceding fiscal year. As used in our consolidated financial statements, the terms listed below (or words of similar import) reflect the respective period noted:

Fiscal 2012	53 weeks ending February 2, 2013
Fiscal 2011	52 weeks ended January 28, 2012
Fiscal 2010	52 weeks ended January 29, 2011
Fiscal 2009	52 weeks ended January 30, 2010

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

        We account for investments in which we exercise significant influence, but do not control and have not been determined to be the primary beneficiary, using the equity method of accounting. Significant influence is generally presumed to exist when we own between 20% and 50% of the entity. However, if we own a greater than 50% ownership interest in an entity and the minority shareholders hold certain

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 28, 2012

Note 1. Summary of Significant Accounting Policies (Continued)

rights that allow them to approve or veto certain major decisions of the business, we would use the equity method of accounting. Under the equity method of accounting, original investments are recorded at cost, and are subsequently adjusted for our contributions to, distributions from and share of income or losses of the entity. Allocations of income and loss and distributions by the entity are made in accordance with the terms of the ownership agreement and reflected in royalties and other income in our consolidated statements of earnings. We did not own any material investments in an unconsolidated entity accounted for under the equity method as part of our continuing operations in any period presented.

  Business Combinations

        We account for our business combinations using the purchase method of accounting. The cost of each acquired business is allocated to the individual tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. The assessment of the estimated fair values of assets and liabilities acquired requires us to make certain assumptions regarding the use of the acquired assets, anticipated cash flows, probabilities of cash flows, discount rates and other factors. The allocation may be revised during an allocation period as necessary when, and if, information becomes available to revise the fair values of the assets acquired and the liabilities assumed. To the extent information to revise the allocation becomes available during the allocation period the allocation of the purchase price will be adjusted. Should information become available after the allocation period indicating that an adjustment to the allocation is appropriate, that adjustment will be included in our consolidated statement of earnings. The allocation period will not exceed one year from the date of the acquisition. During fiscal 2011, we finalized our valuation of the assets and liabilities acquired for the December 2010 acquisition of the Lilly Pulitzer brand and operations, as discussed in Note 14.

  Revenue Recognition and Accounts Receivable

        Our revenue consists of direct to consumer sales, which includes retail store, e-commerce, restaurant and concession sales, and wholesale sales. We consider revenue realized or realizable and earned when the following criteria are met: (1) persuasive evidence of an agreement exists, (2) delivery has occurred, (3) our price to the buyer is fixed or determinable and (4) collectibility is reasonably assured.

        Retail store, e-commerce, restaurant and concession revenues are recognized at the time of sale to consumers as we believe the criteria for revenue recognition are met at the time of sale. Retail store, e-commerce, restaurant and concession revenues are recorded net of estimated returns, as appropriate, and net of applicable sales taxes in our consolidated statements of earnings.

        For sales within our wholesale operations, we consider a submitted purchase order or some form of electronic communication from the customer requesting shipment of the goods to be persuasive evidence of an agreement. For substantially all of our wholesale sales, our products are considered sold and delivered at the time that the products are shipped, as substantially all products are sold based on FOB shipping point terms. This generally coincides with the time that title passes and the risks and rewards of ownership have passed to the customer. For certain transactions in which the goods do not pass through our owned or third party distribution centers and title and the risks and rewards of ownership pass at the time the goods leave the foreign port, revenue is recognized at that time. In

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 28, 2012

Note 1. Summary of Significant Accounting Policies (Continued)

certain cases in which we retain the risk of loss during shipment, revenue recognition does not occur until the goods have reached the specified customer.

        In the normal course of business we offer certain discounts or allowances to our wholesale customers. Wholesale operations' sales are recorded net of such discounts and allowances, as well as advertising support not specifically relating to the reimbursement for actual advertising expenses by our customers, operational chargebacks and provisions for estimated returns. As certain allowances and other deductions are not finalized until the end of a season, program or other event which may not have occurred yet, we estimate such discounts and allowances on an ongoing basis. Significant considerations in determining our estimates for discounts, returns, allowances and operational chargebacks for wholesale customers include historical and current trends, agreements with customers, projected seasonal results, an evaluation of current economic conditions and retailer performance. We record the discounts, returns and allowances as a reduction to net sales in our consolidated statements of earnings. As of January 28, 2012 and January 29, 2011, reserve balances related to these items were $8.4 million and $9.2 million, respectively.

        In circumstances where we become aware of a specific customer's inability to meet its financial obligations, a specific reserve for bad debts is taken as a reduction to accounts receivable to reduce the net recognized receivable to the amount reasonably expected to be collected. Such amounts are written off at the time that the amounts are not considered collectible. For all other customers, we recognize estimated reserves for bad debts based on our historical collection experience, the financial condition of our customers, an evaluation of current economic conditions and anticipated trends, each of which is subjective and requires certain assumptions. We include such charges and write-offs in SG&A in our consolidated statements of earnings. As of January 28, 2012 and January 29, 2011, bad debt reserve balances were $2.0 million and $2.6 million, respectively.

        We have determined that based on historical experience gift card balances are unlikely to be redeemed once they have been outstanding for four years and therefore may be recognized as income, subject to applicable laws in certain states. Gift card breakage, which was not material in any period presented, is included in net sales in our consolidated statements of earnings. Deferred revenue for gift cards purchased by consumers but not yet redeemed, less any breakage income recognized, is included in trade accounts payable and other accrued expenses in our consolidated balance sheets.

        Royalties from the license of our owned brands, which are generally based on the greater of a percentage of the licensee's actual net sales or a contractually determined minimum royalty amount, are recorded based upon the guaranteed minimum levels and adjusted as sales data is received from licensees. In some cases, we may receive initial payments for the grant of license rights, which are recognized as revenue over the term of the license agreement. Royalty income was $16.8 million, $15.3 million and $11.6 million during fiscal 2011, fiscal 2010 and fiscal 2009, respectively and is included in royalties and other operating income in our consolidated statements of earnings.

  Cost of Goods Sold

        We include in cost of goods sold and inventories all manufacturing, sourcing and procurement costs and expenses incurred prior to or in association with the receipt of finished goods at our distribution facilities, as well as in-bound freight from our warehouse to our own retail stores. The costs prior to receipt at our distribution facilities include product cost, inbound freight charges, import costs,

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 28, 2012

Note 1. Summary of Significant Accounting Policies (Continued)

purchasing costs, internal transfer costs, direct labor, manufacturing overhead, insurance, duties, brokers' fees and consolidators' fees. Our gross margins may not be directly comparable to those of our competitors, as statement of earnings classifications of certain expenses may vary by company.

  SG&A

        We include in SG&A costs incurred subsequent to the receipt of finished goods at our distribution facilities, such as the cost of inspection, stocking, warehousing, picking and packing, and shipping and handling of goods for delivery to customers as well as all costs associated with the operations of our retail stores, e-commerce sites, restaurants and concessions, such as labor, occupancy costs, store pre-opening costs and other fees. SG&A also includes product design costs, selling costs, royalty costs, advertising, promotion and marketing expenses, professional fees, other general and administrative expenses, our corporate overhead costs and amortization of intangible assets.

        Distribution network costs, including shipping and handling, are included as a component of SG&A. We consider distribution network costs to be the costs associated with operating our distribution centers, as well as the costs paid to third parties who perform those services for us. In fiscal 2011, fiscal 2010 and fiscal 2009, distribution network costs, including shipping and handling, included in SG&A totaled approximately $23.2 million, $21.6 million and $21.4 million, respectively. We generally classify amounts billed to customers for shipping and handling fees as revenues and classify costs related to shipping in SG&A in our consolidated statements of earnings.

        All costs associated with advertising, promoting and marketing of our products are expensed during the period when the advertisement first shows. Costs associated with cooperative advertising programs under which we agree to make general contributions to our wholesale customers' advertising and promotional funds are generally recorded as a reduction to net sales as recognized. If we negotiate an advertising plan and share in the cost for an advertising plan that is for specific ads run for products purchased by the customer from us, and the customer is required to provide proof that the advertisement was run, such costs are generally recognized as SG&A. Advertising, promotions and marketing expenses included in SG&A for fiscal 2011, fiscal 2010 and fiscal 2009 were $23.7 million, $15.2 million and $15.0 million, respectively. Prepaid advertising, promotions and marketing expenses included in prepaid expenses in our consolidated balance sheets as of January 28, 2012 and January 29, 2011 were $1.2 million and $0.8 million, respectively.

        Operating costs (including store set-up, rent and training expenses) incurred prior to the opening of new retail stores are expensed as incurred and are included in SG&A.

        Royalties related to our license of third party brands, which are generally based on the greater of a percentage of our actual net sales for the brand or a contractually determined minimum royalty amount, are recorded based upon the guaranteed minimum levels and adjusted based on net sales of the branded products, as appropriate. In some cases, we may be required to make certain up-front payments for the license rights, which are deferred and recognized as royalty expense over the term of the license agreement. Royalty expenses recognized as SG&A in fiscal 2011, fiscal 2010 and fiscal 2009 were $4.2 million, $3.4 million and $2.7 million, respectively. Such amounts may be dependent upon sales of our products which we sell pursuant to the terms of a license agreement with another party.

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 28, 2012

Note 1. Summary of Significant Accounting Policies (Continued)

  Cash and Cash Equivalents

        We consider cash equivalents to be short-term investments with original maturities of three months or less for purposes of our consolidated statements of cash flows.

  Supplemental Disclosure of Non-cash Investing and Financing Activities

        During fiscal 2010, in connection with our acquisition of the Lilly Pulitzer brand and operations, we accrued the fair value of contingent consideration totaling $10.5 million as a non-cash investing activity. We also accrued an additional $2.4 million of change in fair value of contingent consideration during fiscal 2011. The amount to ultimately be paid and timing of payments of the contingent consideration is uncertain at this time as the payment is dependent upon the acquired Lilly Pulitzer business meeting certain earnings thresholds in the four years subsequent to the December 21, 2010 acquisition. The maximum amount payable is $20 million in the aggregate, of which $2.5 million was earned in fiscal 2011 and is expected to be paid during the first half of fiscal 2012.

        During fiscal 2010, in connection with our sale of substantially all of the operations and assets of our former Oxford Apparel Group, we accrued $5.4 million, which was payable to us upon completion of the related working capital calculation, less the working capital shortfall. This amount represents a non-cash investing activity. In fiscal 2011, we received $3.7 million of the escrow, with the remaining amount being returned to the purchaser as a result of the working capital and other adjustments.

  Inventories, net

        For operating group reporting, inventory is carried at the lower of FIFO cost or market. We continually evaluate the composition of our inventories for identification of distressed inventory. In performing this evaluation we consider slow-turning products, prior-seasons' fashion products and current levels of replenishment program products as compared to future sales estimates. We estimate the amount of goods that we will not be able to sell in the normal course of business and write down the value of these goods as necessary. Also, we provide an allowance for shrinkage, as appropriate. As the amount to be ultimately realized for the goods is not necessarily known at period end, we must utilize certain assumptions considering historical experience, inventory quantity, quality, age and mix, historical sales trends, future sales projections, consumer and retailer preferences, market trends and general economic conditions.

        For consolidated financial reporting, as of January 28, 2012 and January 29, 2011, approximately $88.5 million, or 86%, and $74.1 million, or 87%, of our inventories are valued at the lower of LIFO cost or market after deducting our LIFO reserve. The remaining $14.9 million and $11.3 million of our inventories are valued at the lower of FIFO cost or market as of January 28, 2012 and January 29, 2011, respectively. Generally, inventories of our domestic operations are valued at the lower of LIFO cost or market, and our inventories of our international operations are valued at the lower of FIFO cost or market. LIFO reserves are based on the Producer Price Index as published by the United States Department of Labor. We write down inventories valued at the lower of LIFO cost or market when LIFO cost exceeds market value. We consider LIFO accounting adjustments to not only include changes in the LIFO reserve, but also changes in markdown reserves which are considered in LIFO accounting. As our LIFO inventory pool does not correspond to our operating group definitions, LIFO inventory accounting adjustments are not allocated to the respective operating groups. Thus, the impact

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 28, 2012

Note 1. Summary of Significant Accounting Policies (Continued)

of accounting for inventories on the LIFO method is reflected in Corporate and Other for operating group reporting purposes included in Note 10.

        The purchase method of accounting for business combinations requires that assets and liabilities, including inventories, are recorded at fair value at acquisition. In accordance with U.S. GAAP, the definition of fair value of inventories acquired generally will equal the expected sales price less certain costs associated with selling the inventory, which may exceed the actual cost of the acquired inventories. In accordance with U.S. GAAP, we recognized a write-up of inventories in connection with our December 2010 acquisition of the Lilly Pulitzer brand and operations of approximately $1.8 million above the cost of the acquired inventories to fair value, which was included in our allocation of purchase price. Based on the inventory turn of the acquired inventories, approximately $0.8 million of the write-up was recognized as additional cost of goods sold in fiscal 2010, with the remaining $1.0 million of the write-up recognized as additional cost of goods sold in fiscal 2011.

  Property and Equipment, net

        Property and equipment, including leasehold improvements that are reimbursed by landlords as a tenant improvement allowance and any assets under capital leases is carried at cost less accumulated depreciation. Additions are capitalized while repair and maintenance costs are charged to the statement of earnings as incurred. Depreciation is calculated using both straight-line and accelerated methods generally over the estimated useful lives of the assets as follows:

Leasehold improvements	Lesser of remaining life of the asset or lease term
Furniture, fixtures, equipment and technology	2 – 15 years
Buildings and improvements	7 – 40 years

        Property and equipment is reviewed periodically for impairment if events or changes in circumstances indicate that the carrying amount may not be recoverable. Events that would typically result in such an assessment would include a change in the estimated useful life of the assets, including a change in our plans of the anticipated period of operating a leased retail store location, the discontinued use of an asset and other factors. If expected future discounted cash flows from operations are less than their carrying amounts, an asset is determined to be impaired and a loss is recorded for the amount by which the carrying value of the asset exceeds its fair value.

        Depreciation expense for fiscal 2011, fiscal 2010 and fiscal 2009 included approximately $4.6 million, $0.4 million and $2.3 million, respectively, of impairment charges for property and equipment. Depreciation by operating group in Note 10 includes these impairment charges. Approximately $3.7 million of the $4.6 million of impairment charges in fiscal 2011 reflect impairment of assets in the Tommy Bahama operating group. Substantially all of the impairment charges were recorded in SG&A in our consolidated statements of earnings.

  Intangible Assets, net

        At acquisition, we estimate and record the fair value of purchased intangible assets, which primarily consist of trademarks and customer relationships. The fair values and useful lives of these intangible assets are estimated based on our assessment as well as independent third party appraisals in

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 28, 2012

Note 1. Summary of Significant Accounting Policies (Continued)

some cases. Such valuations, which are dependent upon a number of uncertain factors, may include a discounted cash flow analysis of anticipated revenues or cost savings resulting from the acquired intangible asset using an estimate of a risk-adjusted market-based cost of capital as the discount rate.

        Intangible assets with indefinite lives, which primarily consist of trademarks, are not amortized but instead evaluated for impairment annually or more frequently if events or circumstances indicate that the intangible asset might be impaired. The evaluation of the recoverability of trademarks with indefinite lives includes valuations based on a discounted cash flow analysis utilizing the relief from royalty method, among other considerations. Like the initial valuation, the evaluation of recoverability is dependent upon a number of uncertain factors. If this analysis indicates an impairment of a trademark with an indefinite useful life, the amount of the impairment is recognized in our consolidated financial statements based on the amount that the carrying value exceeds the estimated fair value of the asset. We test intangible assets with indefinite lives for impairment as of the first day of the fourth quarter of our fiscal year, which coincides with the timing of our annual budgeting process that is used in estimating future cash flows for the analysis. No impairment of intangible assets with indefinite lives was recognized during any period presented.

        We recognize amortization of intangible assets with finite lives, which primarily consist of customer relationships, over the estimated useful lives of the intangible assets using a method of amortization that reflects the pattern in which the economic benefits of the intangible assets are consumed or otherwise realized. Certain of our intangible assets with finite lives may be amortized over periods of up to 15 years in some cases. The determination of an appropriate useful life for amortization is based on our plans for the intangible asset as well as factors outside of our control, including expected customer attrition. Amortization of intangible assets is included in SG&A in our consolidated statements of earnings. Intangible assets with finite lives are reviewed for impairment periodically if events or changes in circumstances indicate that the carrying amount may not be recoverable. If expected future discounted cash flows from operations are less than their carrying amounts, an asset is determined to be impaired and a loss is recorded for the amount by which the carrying value of the asset exceeds its fair value. No impairment of intangible assets with finite lives was recognized during any period presented.

        Any costs associated with extending or renewing recognized intangible assets, which primarily consist of trademarks and customer relationships, are generally expensed as incurred.

  Goodwill, net

        Goodwill is recognized as the amount by which the cost to acquire a company or group of assets exceeds the fair value of assets acquired less any liabilities assumed at acquisition. Thus, the amount of goodwill recognized in connection with a business combination is dependent upon the fair values assigned to the individual assets acquired and liabilities assumed in a business combination. Goodwill is allocated to the respective reporting unit at the time of acquisition. Goodwill is not amortized but instead is evaluated for impairment annually or more frequently if events or circumstances indicate that the goodwill might be impaired.

        In September 2011, the FASB issued an update to their accounting guidance regarding goodwill impairment testing. This update, which we adopted in the fourth quarter of fiscal 2011 resulted in no material impact on our consolidated financial statements, and allows us to assess qualitative factors to

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 28, 2012

Note 1. Summary of Significant Accounting Policies (Continued)

determine the likelihood of goodwill impairment and whether it is necessary to perform the two-step evaluation of the recoverability of goodwill. The qualitative factors to determine the likelihood of goodwill impairment include: (a) macroeconomic conditions, (b) industry and market considerations, (c) cost factors, (d) overall financial performance, (e) other relevant entity-specific events, (f) events affecting a reporting unit, (g) a sustained decrease in share price, or (h) other factors as appropriate. As performed in prior years and as may be determined necessary in future periods, the two-step evaluation of the recoverability of goodwill includes valuations of each applicable underlying business using fair value techniques and market comparables which may include a discounted cash flow analysis or an independent appraisal. Significant estimates, some of which my be very subjective, considered in such a discounted cash flow analysis are future cash flow projections of the business, the discount rate, which estimates the risk-adjusted market based cost of capital, and other assumptions. The estimates and assumptions included in the two-step evaluation of the recoverability of goodwill involve significant uncertainty, and if our plans or anticipated results change, the impact on our financial statements could be significant.

        We test, either qualitatively or as a two-step evaluation, goodwill for impairment as of the first day of the fourth quarter of our fiscal year, which coincides with the timing of our annual budgeting process that is used in estimating future cash flows for the assessment. In addition to the annual impairment test, if an event occurs or circumstances change that would indicate impairment between the annual tests, we would perform an impairment test at that time. In performing this interim assessment, we consider the factors and circumstances used in performing the qualitative assessment to evaluate whether it is more likely than not that the carrying value of goodwill may not be recoverable. If an annual or interim analysis indicates an impairment of goodwill balances, the impairment is recognized in the consolidated financial statements. No impairment of goodwill was recognized during any periods presented.

        As of January 28, 2012, all the goodwill included in our consolidated balance sheet is deductible for tax purposes.

  Prepaid Expenses and Other Non-Current Assets, net

        Amounts included in prepaid expenses primarily consist of prepaid operating expenses, including rent, taxes, insurance, royalties and advertising. Other non-current assets primarily consist of investments related to our deferred compensation plan, deferred financing costs and certain investments in officers' life insurance policies.

        Deferred financing costs, which are included in other non-current assets, net, are amortized on a straight-line basis, which approximates the effective interest method over the life of the related debt. Amortization expense for deferred financing costs, which is included in interest expense in the consolidated statements of earnings, was $1.1 million, $1.3 million and $1.2 million during fiscal 2011, fiscal 2010 and fiscal 2009, respectively. Additionally, approximately $1.1 million, $0.0 million and $1.5 million of deferred financing costs were written off as a loss on repurchase of senior notes in fiscal 2011, fiscal 2010 and fiscal 2009, respectively, in conjunction with our repurchase, satisfaction and discharge of senior notes in the respective period. Unamortized deferred financing costs totaled approximately $2.7 million and $4.9 million at January 28, 2012 and January 29, 2011, respectively.

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 28, 2012

Note 1. Summary of Significant Accounting Policies (Continued)

        Officers' life insurance policies that are owned by us, which are included in other non-current assets, net, are recorded at their cash surrender value, less any outstanding loans associated with the life insurance policies that are payable to the life insurance company with which the policy is outstanding. As of January 28, 2012 and January 29, 2011, the officers' life insurance policies, net recorded in our consolidated balance sheets totaled approximately $5.3 million and $5.1 million, respectively. During fiscal 2010, we repaid $4.1 million of loans associated with the life insurance policies.

  Deferred Compensation

        We have a non-qualified deferred compensation plan offered to a select group of highly compensated employees. The plan provides participants with the opportunity to defer a portion of their cash compensation in a given plan year, of which a percentage may be matched by us in accordance with the terms of the plan. We make contributions to rabbi trusts or other investments to provide a source of funds for satisfying these deferred compensation liabilities. Investments held for our deferred compensation plan consist of insurance contracts and are recorded based on valuations which generally incorporate unobservable factors. A change in the value of the underlying assets would substantially be offset by a change in the liability to the employee resulting in an immaterial net impact on our consolidated financial statements. These securities approximate the participant-directed investment selections underlying the deferred compensation liabilities.

        The total value of the deferred compensation investments, which are included in other non-current assets, net, as of January 28, 2012 and January 29, 2011 was $9.0 million and $9.9 million, respectively, substantially all of which are held in a rabbi trust. The liabilities associated with the non-qualified deferred compensation plan are included in other non-current liabilities in our consolidated balance sheets and totaled approximately $8.8 million and $9.8 million at January 28, 2012 and January 29, 2011, respectively.

  Trade Accounts Payable, Other Accrued Expenses and Accrued Compensation

        Liabilities for trade accounts payable, accrued compensation and other accrued expenses are carried at cost, which reflects the fair value of the consideration expected to be paid in the future for goods and services received, whether or not billed to us. Accruals for employee insurance and workers' compensation, which are included in accounts payable and other accrued expenses in our consolidated balance sheets, include estimated settlements for known claims, as well as accruals for estimates of incurred but not reported claims based on our claims experience and statistical trends.

        We are subject to certain claims and assessments related to legal proceedings in the ordinary course of business. The claims and assessments may relate to disputes about intellectual property, real estate and contracts, as well as labor, employment, environmental and tax matters. For those matters where it is probable that we have incurred a loss and the loss, or range of loss, can be reasonably estimated, we have recorded reserves in the consolidated financial statements for the estimated loss and related legal fees. In other instances, because of the uncertainties related to both the probable outcome and amount or range of loss, we are unable to make a reasonable estimate of a liability, if any, and therefore have not recorded a reserve. As additional information becomes available or as circumstances change, we adjust our assessment and estimates of such liabilities accordingly. We believe the outcome

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 28, 2012

Note 1. Summary of Significant Accounting Policies (Continued)

of outstanding or pending matters, individually and in the aggregate will not have a material adverse impact on our consolidated financial statements, based on information currently available.

  Non-current Contingent Consideration and Contingent Consideration Earned and Payable

        In connection with acquisitions, we may enter into contingent consideration arrangements, which provide for the payment of additional purchase consideration to the sellers if certain performance criteria are achieved during a specified period. Pursuant to the guidance related to the purchase method of accounting, we must recognize the fair value of the contingent consideration based on its estimated fair value at the date of acquisition. Such valuation requires assumptions regarding anticipated cash flows, probabilities of cash flows, discount rates and other factors. Each of these assumptions may involve a significant amount of uncertainty. Subsequent to the date of acquisition, we must periodically adjust the liability for the contingent consideration to reflect the fair value of the contingent consideration by reassessing our valuation assumptions as of that date. Absent any other changes to assumptions included in our valuation of the contingent consideration, we expect as time passes that the fair value of the contingent consideration will increase due to the passage of time as we approach the payment dates. A change in assumptions related to the contingent consideration in future periods could have a material impact on our consolidated balance sheets or our consolidated statements of earnings. Any change in the fair value of the contingent consideration is recognized as change in fair value of contingent consideration in our consolidated statements of earnings.

        As part of our acquisition of the Lilly Pulitzer brand and operations, we entered into a contingent consideration arrangement whereby we may be obligated to pay up to $20 million if certain performance criteria are met in the four year period subsequent to the December 2010 acquisition. As of the date of acquisition, we determined that the fair value of the contingent consideration was $10.5 million, which reflected the discounted fair value of the expected payments. Although there was uncertainty about whether the performance criteria in the contingent consideration arrangement will be achieved, we anticipated paying the full $20 million of contingent consideration. Thus, the fair value of the contingent consideration at acquisition reflected the $20 million of anticipated payments discounted to fair value. As of January 28, 2012, we still anticipate that the performance criteria will be met based on the operating results of the Lilly Pulitzer business exceeding the performance criteria in fiscal 2011. Additionally, we evaluated the discount rate as of January 28, 2012. As of January 28, 2012 and January 29, 2011, we determined that the fair value of the contingent consideration was approximately $13.1 million and $10.7 million, respectively. As of January 28, 2012, $2.5 million of the $13.1 million of contingent consideration was classified as a current liability in contingent consideration earned and payable in our consolidated balance sheet as the $2.5 million was earned in fiscal 2011 and is expected to be paid in the first half of fiscal 2012. The remaining $10.6 million of the contingent consideration is included in non-current contingent consideration in our consolidated balance sheet as of January 28, 2012. As of January 29, 2011, the entire amount of the $10.7 million fair value of contingent consideration was included in non-current contingent consideration in our consolidated balance sheets as no amount had been earned and payable as of January 29, 2011.

        During fiscal 2011 and fiscal 2010, we recognized change in fair value of contingent consideration of $2.4 million and $0.2 million, respectively, in our statements of earnings with no such amounts recorded in fiscal 2009. The amounts recognized in fiscal 2011 and fiscal 2010 primarily reflect the passage of time rather than significant changes in our assumptions during those periods.

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 28, 2012

Note 1. Summary of Significant Accounting Policies (Continued)

  Other Non-current Liabilities

        Amounts included in other non-current liabilities primarily consist of deferred rent related to our operating lease agreements as discussed below, deferred compensation as discussed above, and income tax uncertainties as discussed in Note 8.

  Leases

        In the ordinary course of business we enter into lease agreements for retail, office and warehouse/distribution space, as well as leases for certain equipment. The leases have varying terms and expirations and frequently have provisions to extend, renew or terminate the lease agreement, among other terms and conditions, as negotiated. We assess the lease at inception and determine whether the lease qualifies as a capital or operating lease. Assets leased under capital leases and the related liabilities are included in our consolidated balance sheets in property and equipment and long-term debt, respectively. Assets leased under operating leases are not recognized as assets and liabilities in our consolidated balance sheets.

        When a non-cancelable operating lease includes any fixed escalation clauses, lease incentives for rent holidays and/or landlord build-out-related allowances, rent expense is generally recognized on a straight-line basis over the initial term of the lease from the date that we take possession of the space and does not assume that any termination options included in the lease will be exercised. The amount by which rents payable under the lease since lease inception differs from the amount recognized on a straight-line basis since lease inception is recorded in other non-current liabilities in our consolidated balance sheets. Deferred rent as of January 28, 2012 and January 29, 2011 was approximately $24.5 million and $28.8 million, respectively. Contingent rents, including those based on a percentage of retail sales over stated levels, and rental payment increases based on a contingent future event are recognized as the expense is incurred.

        If we vacate leased space and determine that we do not plan to use the space in the future, we recognize a loss for any future rent payments, less any anticipated future sublease income and adjusted for any deferred rent amounts included in our consolidated balance sheet on that date. Additionally, for any lease that we terminate and agree to a lease termination payment, we recognize a loss for the lease termination payment at the time of the agreement. During fiscal 2011, fiscal 2010 and fiscal 2009, we recognized $0.1 million, $2.8 million and $0.2 million, respectively, of charges related to lease termination losses and vacated leased office space that we exited or otherwise do not intend to utilize in the future. During fiscal 2011, we recognized a reduction in deferred rent of approximately $3.6 million resulting from our decision to exit certain leases by negotiating a lease termination or by deciding that we will exercise an early termination option for certain existing lease agreements. These amounts are reflected as a reduction to SG&A in our consolidated statements of operations.

  Foreign Currency Translation

        We are exposed to foreign currency exchange risk when we purchase or sell goods in foreign currencies. The resulting assets and liabilities denominated in amounts other than the functional currency of the subsidiary are remeasured into the functional currency of the subsidiary at the rate of exchange in effect on the balance sheet date, and income and expenses are remeasured at the average

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 28, 2012

Note 1. Summary of Significant Accounting Policies (Continued)

rates of exchange prevailing during the relevant period. The impact of any such remeasurement is recognized in our consolidated statements of earnings in the respective period. Net gains (losses) related to foreign currency transactions recognized in fiscal 2011, fiscal 2010 and fiscal 2009 were not material.

        Additionally, the financial statements of our subsidiaries for which the functional currency is a currency other than the United States dollar are translated into United States dollars at the rate of exchange in effect on the balance sheet date for the balance sheet and at the average rates of exchange prevailing during the relevant period for the statements of earnings. The impact of such translation is recognized in accumulated other comprehensive income (loss) in our consolidated balance sheets and included in other comprehensive income (loss) in our consolidated statements of comprehensive income resulting in no impact on net earnings for the period.

  Forward Foreign Currency Exchange Contracts

        As of January 28, 2012, our foreign currency exchange risk exposure primarily results from our U.K. business purchasing goods in U.S. dollars, Euro or other currencies, our U.K. business selling goods in Euro or other currencies and certain intercompany transactions. We may enter into short-term forward foreign currency exchange contracts in the ordinary course of business to mitigate a portion of the risk associated with foreign currency exchange rate fluctuations related to purchases of inventory or selling goods in currencies other than their functional currencies by certain of our foreign subsidiaries. Historically, we have entered into forward foreign currency exchange contracts for our U.K. business using pound sterling for the purchase of U.S. dollars, which are used for inventory purchases, and for the sale of Euro, which are generated from retail and wholesale operations in Europe, for pound sterling.

        The fair value and book value of the forward foreign exchange contracts, which is included in prepaid expenses or accounts payable and accrued expenses in our consolidated balance sheets, is determined by us based on dealer quotes of market forward rates and reflects the amount that we would receive or pay at the short-term maturity dates for contracts involving the same currencies and maturity dates. No such contracts have been entered into for speculative purposes. All forward foreign currency exchange contracts that had not been settled as of January 28, 2012 have contractual settlement dates during fiscal 2012. We anticipate that substantially all the gain (loss) included in accumulated other comprehensive income as of January 28, 2012 will impact net earnings in fiscal 2012 as the contracts are settled. The accounting for changes in the fair value of such forward foreign currency exchange contracts depends on whether the contract has been designated and qualifies as part of a hedging relationship and on the type of hedging relationship.

        For any forward foreign currency exchange contracts that are designated and qualify as cash flow hedges for accounting purposes and have not been settled as of period-end, the unrealized gains (losses) on outstanding forward foreign currency exchange contracts are recognized, to the extent the hedge relationship has been effective, as a component of accumulated other comprehensive income (loss) in our consolidated balance sheets. We measure effectiveness of our forward foreign currency exchange contracts that qualify as cash flow hedges, both at inception and on an ongoing basis. Any ineffectiveness of these instruments is immediately recognized in our consolidated statements of earnings as a component of SG&A similar to the policy for such contracts not designated as hedges for

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 28, 2012

Note 1. Summary of Significant Accounting Policies (Continued)

accounting purposes as discussed below. No significant ineffectiveness was recorded on qualifying hedges during fiscal 2011, fiscal 2010 and fiscal 2009. The notional amount of forward foreign currency exchange contracts which had not been settled that qualify as hedges for accounting purposes totaled approximately $26.5 million and $16.5 million as of January 28, 2012 and January 29, 2011, respectively.

        For any forward foreign currency exchange contracts that are not designated as cash flow hedges for accounting purposes, the unrealized gains (losses) on outstanding forward foreign currency exchange contracts are included in earnings (losses) from continuing operations as a component of SG&A in our consolidated statements of earnings. There were no forward foreign currency exchange contracts which had not been settled that were not designated as cash flow hedges for accounting purposes as of January 28, 2012 and January 29, 2011.

  Fair Value Measurements

        Fair value, in accordance with U.S. GAAP, is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. Valuation techniques include the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). These valuation techniques may be based upon observable and unobservable inputs. The three levels of inputs used to measure fair value pursuant to the guidance are as follows:

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

        Our financial instruments consist primarily of our cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, forward foreign currency exchange contracts, fair value of contingent consideration and long-term debt. Given their short-term nature, the carrying amounts of cash and cash equivalents, receivables, accounts payable and accrued expenses approximate their fair values. Additionally, we believe the carrying amounts of our variable-rate borrowings, if any, approximate fair value.

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 28, 2012

Note 1. Summary of Significant Accounting Policies (Continued)

        The following table summarizes financial assets and financial liabilities measured and recorded at fair value on a recurring basis (in thousands):

	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
January 28, 2012
Financial Assets:
Forward foreign currency exchange contracts	$483	$—	$483	$—
Financial Liabilities:
Fair value of contingent consideration, including contingent consideration earned and payable	$13,145	$—	$—	$13,145
January 29, 2011
Financial Liabilities:
Fair value of contingent consideration, including contingent consideration earned and payable	$10,745	$—	$—	$10,745
Forward foreign currency exchange contracts	$43	$—	$43	$—

        We have determined that forward foreign currency exchange contracts in U.S. dollars and Euro with a notional amount of $26.5 million and $16.5 million as of January 28, 2012 and January 29, 2011, respectively, are financial assets or financial liabilities measured at fair value on a recurring basis included in our consolidated balance sheets. Such amounts which were included in prepaid expenses or accounts payable and accrued liabilities and accumulated other comprehensive income in our consolidated balance sheets were determined by us based on dealer quotes of market forward rates and reflects the amount that we would receive or pay at the short-term maturity dates for contracts involving the same currencies and maturity dates. As we utilize dealer quotes in valuing the forward foreign currency exchange contracts, we believe that these forward foreign currency exchange contracts are most appropriately included within level 2 of the fair value hierarchy.

        We have determined that the $13.1 million and $10.7 million as of January 28, 2012 and January 29, 2011, respectively, of contingent consideration related to our acquisition of the Lilly Pulitzer brand and operations, as discussed above, is a financial liability measured at fair value on a recurring basis included in our consolidated financial statements. We recognized a change in fair value of contingent consideration in our statement of earnings of $2.4 million during fiscal 2011, primarily due to the passage of time. Our estimate of fair value for the contingent consideration at each balance sheet date is based on our assumptions, which reflect our expectation to pay in full the aggregate $20 million of contingent consideration, discounted to present value at each balance sheet date. As many of the inputs in valuing the contingent consideration are unobservable, we believe that this liability is most appropriately classified within level 3 of the fair value hierarchy. We anticipate the $2.5 million of the contingent consideration that has been earned as a result of the fiscal 2011

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 28, 2012

Note 1. Summary of Significant Accounting Policies (Continued)

performance, and is included in contingent consideration earned and payable in our consolidated balance sheet as of January 28, 2012, will be paid during the first half of fiscal 2012.

        The net book value of our 11 3/8% Senior Secured Notes as of January 28, 2012 is approximately $103.4 million. We have estimated that the fair value of our 11 3/8% Senior Secured Notes is approximately $113 million as of January 28, 2012. The significant terms of our debt arrangements are disclosed in Note 5.

        Additionally, we have determined that our property and equipment, intangible assets and goodwill, for which the book values are disclosed in Notes 3 and 4, are non-financial assets measured at fair value on a non-recurring basis. We have determined that our approaches for determining fair values for each of these assets generally are based on Level 3 inputs.

  Stock-Based Compensation

        We have certain stock-based employee compensation plans as described in Note 7, which provide for the ability to grant restricted stock, restricted stock units, stock options and other stock-based awards to our employees and non-employee directors. We recognize share-based awards to employees and non-employee directors in our consolidated statements of earnings based on their fair values on the grant date.

        Using the fair value method, compensation expense, with a corresponding entry to additional paid-in capital, is recognized related to the share-based awards. The share-based awards which are unvested as of January 28, 2012 are dependent upon the employee remaining employed by us for a specified time subsequent to the grant date; however, some prior grants were also dependent upon us meeting certain performance measures in one year and the employee remaining employed by us for a specified time subsequent to the performance period, if applicable, and it is possible that future awards may have certain performance based requirements. The amount of share-based compensation expense recognized over the performance period, if any, and vesting period is calculated based upon the market value of the share-based awards on the grant date. The share-based compensation expense, less an estimated forfeiture rate, if material, is recognized on a straight-line basis over the aggregate performance period, if any, and required service period. The estimated forfeiture rate is assessed and adjusted periodically as appropriate.

  Accumulated Other Comprehensive Loss

        Comprehensive income (loss) consists of net earnings and specified components of other comprehensive income (loss). Other comprehensive income includes changes in assets and liabilities that are not included in net earnings pursuant to U.S. GAAP, such as foreign currency translation adjustments and the net unrealized gain (loss) associated with forward foreign currency exchange contracts which qualify for hedge accounting. These amounts of other comprehensive income (loss) are deferred in accumulated other comprehensive income (loss), which is included in shareholders' equity

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 28, 2012

Note 1. Summary of Significant Accounting Policies (Continued)

in our consolidated balance sheets. The components of accumulated other comprehensive income (loss), net of related income taxes, are as follows (in thousands):

	January 28, 2012	January 29, 2011
Foreign currency translation loss	$(24,157)	$(23,776)
Net unrealized gain (loss) on forward foreign currency exchange contracts	483	(43)

Accumulated other comprehensive loss	$(23,674)	$(23,819)

        In June 2011, the FASB issued an update to their guidance regarding other comprehensive income which requires that all non-owner changes in shareholders' equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements of income and comprehensive income. We adopted this guidance in fiscal 2011, with no material impact upon adoption other than changes in disclosure requirements, including the requirement to provide statements of comprehensive income for each period that statements of earnings are presented.

  Dividends

        Dividends are accrued at the time that the dividend is declared by our Board of Directors and typically paid within the same fiscal quarter declared.

  Concentration of Credit Risk and Significant Customers

        Our financial instruments that are exposed to concentrations of credit risk consist primarily of accounts receivable, for which the total exposure is limited to the amount recognized in our consolidated balance sheets. We sell our merchandise to customers operating in a number of retail distribution channels in the United States, as well as in some retail distribution channels in other countries. We extend and continuously monitor credit risk based on an evaluation of the customer's financial condition and credit history and generally require no collateral. Credit risk is impacted by conditions or occurrences within the economy and the retail industry and is principally dependent on each customer's financial condition. Additionally, a decision by the controlling owner of a group of stores or any significant customer to decrease the amount of merchandise purchased from us or to cease carrying our products could have an adverse effect on our results of operations in future periods. Nordstrom represented 13% of our consolidated accounts receivable, net as of January 28, 2012 with no other customers representing 10% or more of our consolidated accounts receivable at that date. No individual customer represented greater than 10% of our consolidated net sales in fiscal 2011, fiscal 2010 or fiscal 2009.

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 28, 2012

Note 1. Summary of Significant Accounting Policies (Continued)

        The table below presents the percentages of net sales by any customer that represents 10% or more of the operating group's net sales, including direct to consumer and wholesale sales during the periods presented.

	Fiscal 2011	Fiscal 2010	Fiscal 2009
Tommy Bahama	(1)	10%	10%, 10%
Lilly Pulitzer	(1)	(2)	(2)
Ben Sherman	(1)	11%	15%
Lanier Clothes	18%, 14%, 13%, 12%, 11%	22%, 14%, 11%, 10%, 10%	28%, 16%, 13%, 11%

(1)
No individual customer represented greater than 10% of the operating group's net sales during the fiscal year.

(2)
Not provided as periods were prior to acquisition and not included in our consolidated financial statements.

  Income Taxes

        Income taxes included in our consolidated financial statements are determined using the asset and liability method. Under this method, income taxes are recognized based on amounts of income taxes payable or refundable in the current year as well as the impact of any items that are recognized in different periods for consolidated financial and tax return reporting purposes. As certain amounts are recognized in different periods for consolidated financial statement and tax return purposes, financial statement and tax bases of assets and liabilities differ, resulting in the recognition of deferred tax assets and liabilities. The deferred tax assets and liabilities reflect the estimated future tax effects attributable to these differences, as well as the impact of net operating loss, capital loss and federal and state credit carryforwards, each as determined under enacted tax laws and rates expected to apply in the period in which such amounts are expected to be realized or settled. As realization of deferred tax assets and liabilities is dependent upon future taxable income in specific jurisdictions, changes in tax laws and rates and shifts in the amount of taxable income among state and foreign jurisdictions may have a significant impact on the amount of benefit ultimately realized for deferred tax assets and liabilities. We account for the effect of changes in tax laws or rates in the period of enactment.

        There are certain exceptions to the requirement that deferred tax liabilities be recognized for the difference in the financial and tax bases of assets in the case of foreign subsidiaries. When the financial basis of the investment in a foreign subsidiary, excluding undistributed earnings, exceeds the tax basis in such investment, the deferred liability is not recognized if management considers the investment to be essentially permanent in duration. We consider our investments in certain of our foreign subsidiaries to be permanently reinvested. For each of these entities, the tax basis equals or exceeds the financial basis as of January 28, 2012.

        Also, deferred tax liabilities are not required to be recognized for undistributed earnings of foreign subsidiaries when management considers those earnings to be permanently reinvested outside the United States. We do not consider the earnings of its foreign subsidiaries to be permanently reinvested outside the U.S., and therefore records the deferred tax liability on such earnings in the year they are included in the financial statements.

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 28, 2012

Note 1. Summary of Significant Accounting Policies (Continued)

        Valuation allowances are established when we determine that it is more-likely-than-not (greater than 50% likelihood) that some portion or all of a deferred tax asset will not be realized. Valuation allowances are analyzed periodically and adjusted as events occur, or circumstances change, that would indicate adjustments to the valuation allowances are appropriate.

        We utilize a two-step approach for evaluating tax positions. Under the two-step method, recognition occurs when we conclude that a tax position, based solely on technical merits, is more-likely-than-not to be sustained upon examination. Measurement is only addressed if step one has been satisfied. The tax benefit recorded is measured as the largest amount of benefit determined on a cumulative probability basis that is more-likely-than-not to be realized upon ultimate settlement. Those tax positions failing to qualify for initial recognition are recognized in the first subsequent interim period they meet the more-likely-than-not standard, or are resolved through negotiation or litigation with the taxing authority or upon expiration of the statute of limitations. Derecognition of a tax position that was previously recognized occurs when we subsequently determine that a tax position no longer meets the more-likely-than-not threshold of being sustained. Interest and penalties associated with unrecognized tax positions are recorded within income tax expense in our consolidated statements of earnings.

        We generally receive a United States income tax benefit upon the exercise of our employee stock options and the vesting of stock granted to employees. The benefit is equal to the difference between the fair market value of the stock at the time of the exercise and the option price, if any, times the appropriate tax rate. We have recorded the benefit associated with the exercise of employee stock options and the vesting of stock granted to employees as a reduction to income taxes payable. To the extent compensation expense has been recorded, income tax expense is reduced. Any additional benefit is recorded directly to shareholders' equity in our consolidated balance sheets. If a tax benefit is realized on compensation of an amount less than recorded for financial statement purposes, the decrease in benefit is also recorded directly to shareholders' equity.

        We file income tax returns in the United Sates and various state, local and foreign jurisdictions. Our federal, state, local and foreign income tax returns filed for the years ended on or before February 2, 2008, with limited exceptions, are no longer subject to examination by tax authorities.

  Earnings Per Share

        Basic earnings from continuing operations, earnings from discontinued operations, net of taxes and net earnings per common share are calculated by dividing the respective amount by the weighted average number of common shares outstanding during the period, including any unvested common shares with nonforfeitable rights to dividends. Shares repurchased are removed from the weighted average number of common shares outstanding upon repurchase and delivery.

        Diluted earnings from continuing operations, earnings from discontinued operations, net of taxes, and net earnings per common share are calculated similarly to the amounts above, except that the weighted average shares outstanding in the diluted calculations also include the potential dilution using the treasury stock method that could occur if dilutive securities, including stock options, restricted stock units or other dilutive awards, if any, were converted to common shares. The treasury stock method assumes that shares are issued for any stock options, restricted stock units or other dilutive awards that

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 28, 2012

Note 1. Summary of Significant Accounting Policies (Continued)

are "in the money," and that we use the proceeds received to repurchase shares at the average market value of our shares for the respective period. For purposes of the treasury stock method, proceeds consist of cash to be paid, future compensation expense to be recognized and the amount of tax benefits, if any, which will be credited to additional paid-in capital assuming the conversion of the share-based awards. During fiscal 2010 and fiscal 2009, approximately 0.1 million of stock options were excluded from our computation of diluted earnings from continuing operations, diluted earnings from discontinued operations, net of taxes and diluted net earnings per common share as the options were anti-dilutive. No stock options were excluded from these calculations in fiscal 2011 as all stock options outstanding were "in the money" during fiscal 2011.

  Discontinued Operations

        As discussed in Note 15, on January 3, 2011, we disposed of substantially all of the operations and assets of our former Oxford Apparel operating group. The amounts classified as discontinued operations in our consolidated balance sheets, consolidated statements of earnings and consolidated statements of cash flows for all periods presented include the operations of our former Oxford Apparel operating group, as reported historically, except that (1) the operations of our Oxford Golf business and the operations of our Lyons, Georgia distribution center are reported within Corporate and Other as those operations were not sold and (2) certain corporate service costs which were previously allocated to Oxford Apparel are reported as corporate service costs included in Corporate and Other as there is uncertainty in whether there will be a reduction in those costs as a result of the Oxford Apparel sale.

        With respect to interest expense, for fiscal 2010 and fiscal 2009 we allocated all interest expense related to our U.S. Revolving Credit Agreement which was incurred prior to the transaction to earnings from discontinued operations as the net proceeds from the transaction and the proceeds from the settlement of the retained assets and liabilities related to the discontinued operations exceeded the amounts outstanding under our U.S. Revolving Credit Agreement during those periods. We did not allocate any interest related to our 11 3/8% Senior Secured Notes to discontinued operations. The income taxes for discontinued operations reflect the residual income tax expense after calculating the income taxes for continuing operations, excluding the discontinued operations.

  Seasonality

        Although our various product lines are sold on a year-round basis, the demand for specific products or styles may be very seasonal. For example, the demand in direct to consumer operations, including our own retail stores and e-commerce sites, for Tommy Bahama products in our principal markets is generally higher in the spring, summer and holiday seasons and lower in the fall season. Similarly, the demand in our direct to consumer operations for our Lilly Pulitzer products in our principal markets is generally higher in the spring and summer seasons and lower in the holiday and fall seasons. Also, wholesale product shipments are shipped prior to each of the retail selling seasons; thus the Tommy Bahama and Lilly Pulitzer wholesale businesses will typically be stronger just prior to the stronger retail seasons of each brand. The sales and operating results of Ben Sherman are more consistent with a typical wholesale and retail apparel company whereby the fall and holiday seasons are typically stronger quarters than the first half of the fiscal year. As a wholesale tailored clothing

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 28, 2012

Note 1. Summary of Significant Accounting Policies (Continued)

business, the seasonality of Lanier Clothes reflects stronger spring and fall wholesale deliveries, which occur in our first and third fiscal quarters. We anticipate that as our retail store footprint increases in the future, the third quarter will continue to be our weakest net sales and operating income quarter and the percentage of the full year net sales and operating income generated in the third quarter will continue to decrease. As the timing of certain unusual or non-recurring items, economic conditions, wholesale product shipments or other factors affecting the retail business may vary from one year to the next, we do not believe that net sales or operating income for any particular quarter or the distribution of net sales and operating income for fiscal 2011 are necessarily indicative of anticipated results for the full fiscal year or expected distribution in future years. In the information below, the fourth quarter of fiscal 2011 operating income includes a $5.8 million LIFO accounting charge. The following table presents the percentage of net sales and operating income by quarter (unaudited) for fiscal 2011:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	27%	24%	23%	26%
Operating income	44%	26%	10%	20%

  Use of Estimates

        The preparation of our consolidated financial statements in conformity with U.S. GAAP requires us to make certain estimates and assumptions that affect the amounts reported as assets, liabilities, revenues and expenses in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

  Reclassifications

        Certain prior year amounts have been reclassified to conform to the fiscal 2011 presentation. In our consolidated statements of earnings, amortization of intangible assets was previously disclosed as its own line item, but is now included in SG&A. Also, for fiscal 2009, $1.8 million related to the write-off of deferred financing costs that was previously included in interest expense, net has now been included in loss on repurchase of senior notes. Also, in our consolidated balance sheets, non-current fair value of contingent consideration was previously disclosed in other non-current liabilities, but is now disclosed as a separate line item.

  Recent Accounting Pronouncements

        In May 2011, the FASB amended ASC 820 "Fair Value Measurements and Disclosures" in order to clarify existing guidance in U.S. GAAP, better align ASC 820 with International Accounting Standards and require additional fair value disclosures. The amendments to ASC 820 become effective in fiscal 2012, with all amendments applied prospectively with any changes in measurements recognized in earnings in the period of adoption. We are currently assessing the impact of adopting the amendments to ASC 820, but do not anticipate a material impact on our consolidated financial statements.

        In November 2011, the FASB amended ASC 220 "Comprehensive Income." The amendments to ASC 220 become effective in fiscal 2012 and require that we present on the face of the financial

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 28, 2012

Note 1. Summary of Significant Accounting Policies (Continued)

statements reclassification adjustments for items that are reclassified from other comprehensive income to net earnings in the statement where the components of net income and the components of other comprehensive income are presented or in the notes to the financial statements. Comparative financial statements of prior periods will be presented to conform to the new guidance. We are currently assessing the impact of adopting the amendments to ASC 220, but do not anticipate a material impact on our consolidated financial statements.

Note 2. Inventories

        The components of inventories are summarized as follows (in thousands):

	January 28, 2012	January 29, 2011
Finished goods	$143,482	$122,159
Work in process	6,244	5,744
Fabric, trim and supplies	6,070	3,389
LIFO reserve	(52,376)	(45,954)

Total inventory	$103,420	$85,338

        There were no LIFO inventory liquidations in fiscal 2011 or fiscal 2010. During fiscal 2009, inventories valued on the LIFO basis declined, which resulted in a liquidation of LIFO inventory carried at the lower costs prevailing in prior years resulting in a $3.5 million decrease to cost of goods sold as compared to the cost of current year purchases. LIFO accounting charges, which we consider to include changes in the LIFO reserve as well as the impact of changes in inventory reserves related to lower of cost or market adjustments that do not exceed the LIFO reserve, were approximately $5.8 million, $3.8 million and $4.9 million in fiscal 2011, fiscal 2010 and fiscal 2009, respectively.

Note 3. Property and Equipment, Net

        Property and equipment, carried at cost, is summarized as follows (in thousands):

	January 28, 2012	January 29, 2011
Land	$1,870	$1,870
Buildings	28,964	28,827
Furniture, fixtures, equipment and technology	101,010	79,632
Leasehold improvements	121,449	113,065

Subtotal	253,293	223,394
Less accumulated depreciation and amortization	(160,087)	(139,499)

Total property and equipment, net	$93,206	$83,895

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 28, 2012

Note 4. Intangible Assets and Goodwill

        Intangible assets by category are summarized below (in thousands):

	January 28, 2012	January 29, 2011
Intangible assets with finite lives, which primarily consist of customer relationships:
Gross carrying amount	$45,706	$45,877
Accumulated amortization	(40,889)	(39,856)

Total intangible assets with finite lives, net	4,817	6,021
Intangible assets with indefinite lives:
Trademarks	160,376	160,659

Total intangible assets, net	$165,193	$166,680

        Based on the current estimated useful lives assigned to our intangible assets, amortization expense for fiscal 2012, fiscal 2013, fiscal 2014, fiscal 2015 and fiscal 2016 is expected to be $0.9 million, $0.8 million, $0.6 million, $0.5 million and $0.4 million, respectively.

        All of the $16.5 million and $16.9 million of goodwill included in our consolidated balance sheets as of January 28, 2012 and January 29, 2011, respectively, relates to our fiscal 2010 acquisition of the Lilly Pulitzer brand and operations. The $0.4 million decrease in goodwill from January 29, 2011 was primarily due to the finalization of the valuation of fair value for the acquisition of the Lilly Pulitzer brand and operations during fiscal 2011.

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 28, 2012

Note 5. Debt

        The following table details our debt (in thousands):

	January 28, 2012	January 29, 2011

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

	$—	$—
£7 million Senior Secured Revolving Credit Facility ("U.K. Revolving Credit Agreement"), which accrues interest at the bank's base rate plus as much as 3.5%, requires interest payments monthly with principal payable on demand and is collateralized by substantially all of the United Kingdom assets of Ben Sherman	2,571	—

11.375% Senior Secured Notes ("11 3/8% Senior Secured Notes"), which accrue interest at an annual rate of 11.375% (effective interest rate of 12%) and require interest payments semi-annually in January and July of each year, require payment of principal at maturity (July 2015), are subject to certain prepayment penalties, are secured by a first priority interest in all U.S. registered trademarks and certain related rights and certain future acquired real property owned in fee simple of Oxford Industries, Inc. and substantially all of its consolidated domestic subsidiaries and a second priority interest in those assets in which the lenders under the U.S. Revolving Credit Agreement have a first priority interest(1)(2)

	105,000	150,000
Unamortized discount(1)(2)	(1,595)	(2,935)

Total debt	105,976	147,065
Short-term debt and current maturities of long-term debt	(2,571)	—

Long-term debt, less current maturities	$103,405	$147,065

(1)
In June 2009, we issued the 11 3/8% Senior Secured Notes at 97.353% of the $150 million principal amount, resulting in gross proceeds of $146.0 million. The net proceeds from our issuance of the 11 3/8% Senior Secured Notes and cash on hand were used to fund the satisfaction and discharge of the $166.8 million of our previous senior notes outstanding at that time, resulting in a loss on

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 28, 2012

Note 5. Debt (Continued)

  repurchase of senior notes of $1.8 million, consisting of a non-cash write-off of deferred financing costs and unamortized bond discount in fiscal 2009.

(2)
In fiscal 2011, we repurchased, in privately negotiated transactions, $45.0 million in aggregate principal amount of our 11 3/8% Senior Secured Notes for approximately $52.2 million, plus accrued interest. The repurchase of the 11 3/8% Senior Secured Notes and related non-cash write-off of approximately $1.0 million of unamortized deferred financing costs and $0.8 million of unamortized bond discount resulted in a loss on repurchase of senior notes of approximately $9.0 million in fiscal 2011.

        To the extent cash flow needs exceed cash flow provided by our operations, we will have access, subject to their terms, to our lines of credit to provide funding for operating activities, capital expenditures and acquisitions, if any. Our credit facilities are also used to finance trade letters of credit for product purchases, which are drawn against our lines of credit at the time of shipment of the products and reduce the amounts available under our lines of credit and borrowing capacity under our credit facilities when issued. As of January 28, 2012, approximately $9.3 million of trade letters of credit and other limitations on availability in the aggregate were outstanding against the U.S. Revolving Credit Agreement and the U.K. Revolving Credit Agreement. After considering these limitations and the amount of eligible assets in our borrowing base, as applicable, as of January 28, 2012, we had approximately $148.1 million and $3.2 million in unused availability under the U.S. Revolving Credit Agreement and the U.K. Revolving Credit Agreement, respectively, subject to the respective limitations on borrowings set forth in the U.S. Revolving Credit Agreement, U.K. Revolving Credit Agreement and the indenture for the 11 3/8% Senior Secured Notes.

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

        Additionally, pursuant to the indenture governing our 11 3/8% Senior Secured Notes, our ability to incur certain indebtedness or to make certain restricted payments, as defined in the indenture, is

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 28, 2012

Note 5. Debt (Continued)

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

        We believe that the affirmative covenants, negative covenants, financial covenants and other restrictions are customary for those included in similar facilities and notes entered into at the time we entered into these agreements. As of January 28, 2012, no financial covenant testing was required pursuant to our U.S. Revolving Credit Agreement as the minimum availability threshold was met. As of January 28, 2012, we were compliant with all covenants related to our credit facilities and 11 3/8% Senior Secured Notes.

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

Note 6. Commitments and Contingencies

        We have operating lease agreements for retail space, warehouses and sales and administrative offices as well as equipment with varying terms. As of January 28, 2012, the aggregate minimum base rental commitments for all non-cancelable operating real property leases with original terms in excess of one year are $42.3 million, $41.6 million, $38.8 million, $33.2 million, $26.0 million and $104.9 million for fiscal 2012, fiscal 2013, fiscal 2014, fiscal 2015, fiscal 2016 and thereafter, respectively. Total rent expense, excluding the reduction in rent expense associated with the write-off of deferred

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 28, 2012

Note 6. Commitments and Contingencies (Continued)

rent amounts upon the exit or decision to exit retail stores, under all leases was $49.5 million, $43.3 million and $42.0 million in fiscal 2011, fiscal 2010 and fiscal 2009, respectively. Most leases provide for payments of real estate taxes, insurance and other operating expenses applicable to the property and many retail leases provide for contingent rent based on retail sales, which are included in total rent expense above. These payments for real estate taxes, insurance, other operating expenses and contingent rent are included in rent expense, but are not included in the aggregate minimum rental commitments above, as the amounts payable in future periods are generally not specified in the lease agreement and are dependent on future events. The total amount of such charges included in total rent expense above were $12.5 million, $11.3 million and $10.3 million in fiscal 2011, fiscal 2010 and fiscal 2009, respectively, which includes $1.2 million, $0.9 million and $0.6 million, of percentage rent during fiscal 2011, fiscal 2010 and fiscal 2009, respectively.

        We are also currently obligated under certain apparel license and design agreements to make future minimum royalty and advertising payments of $4.8 million, $4.6 million, $4.4 million and $3.2 million for fiscal 2012, fiscal 2013, fiscal 2014 and fiscal 2015, respectively, and none thereafter. These amounts do not include amounts, if any, that exceed the minimums required pursuant to the agreements.

        In connection with our acquisition of the Lilly Pulitzer brand and operations on December 21, 2010, as discussed in Note 14, we entered into a contingent consideration agreement pursuant to which we will be obligated to pay cash payments of up to $2.5 million subsequent to each of the four years following the closing of the acquisition and an additional $10 million subsequent to the end of the fourth year, each contingent upon Lilly Pulitzer's achievement of certain financial targets. The fair value of the contingent consideration liability totaling $13.1 million and $10.7 million as of January 28, 2012 and January 29, 2011, respectively, is included in non-current contingent consideration and contingent consideration earned and payable in our consolidated balance sheets. This fair value determination assumes that the $20 million contingent consideration is earned and paid in full, but discounted to fair value as of the balance sheet date. The $2.5 million contingent on fiscal 2011 Lilly Pulitzer operating results, which is included in contingent consideration earned and payable, was earned in full and is expected to be paid in the first half of fiscal 2012, with the excess earnings from fiscal 2011 reducing the earnings thresholds for fiscal 2012.

        During the 1990s, we discovered the presence of hazardous waste on one of our properties. We believe that remedial action will be required, including continued investigation, monitoring and treatment of groundwater and soil, although the timing of such remedial action is uncertain. As of January 28, 2012 and January 29, 2011, the reserve for the remediation of this site was approximately $1.9 million, which is included in other non-current liabilities in our consolidated balance sheets. The amount recorded represents our estimate of the costs, on an undiscounted basis, to clean up this site, based on currently available information. This estimate may change in future periods as more information on the remediation activities required and timing of those activities become known. During fiscal 2010, the reserve for the remediation of this site decreased by $2.2 million primarily due to a reduction in our estimate of the costs required to remediate the property. The change in estimate was included as a reduction of SG&A in our consolidated statement of earnings for fiscal 2010. No other significant amounts related to this reserve were recorded in the statements of earnings in fiscal 2011, fiscal 2010 or fiscal 2009.

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 28, 2012

Note 7. Shareholders Equity

  Common Stock

        We had 60 million shares of $1.00 par value per share common stock authorized for issuance as of January 28, 2012 and January 29, 2011. We had 16.5 million shares of common stock issued and outstanding as of each of January 28, 2012 and January 29, 2011.

  Long-Term Stock Incentive Plan

        As of January 28, 2012 approximately 1.1 million share awards were available for issuance under our Long-Term Stock Incentive Plan (the "Long-Term Stock Incentive Plan"). The plan allows us to grant stock-based awards to employees and non-employee directors in the form of stock options, stock appreciation rights, restricted shares and/or restricted share units. Shares granted or that may be granted pursuant to outstanding options under our previous stock incentive plans, our 1992 Stock Option Plan and our 1997 Stock Option Plan, continue to be governed under those plans and the individual agreements with respect to provisions relating to exercise, termination and forfeiture. No additional grants are available under the previous plans. Since December 2003 and through fiscal 2011, performance- and service-based restricted stock awards have been the primary vehicle in our stock-based compensation strategy, although we are not prohibited from granting other types of share-based compensation awards.

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

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 28, 2012

Note 7. Shareholders Equity (Continued)

        The table below summarizes the restricted stock award activity (in shares) during fiscal 2011, fiscal 2010 and fiscal 2009:

	Fiscal 2011		Fiscal 2010		Fiscal 2009
	Number of Shares	Weighted-average grant date fair value	Number of Shares	Weighted-average grant date fair value	Number of Shares	Weighted-average grant date fair value
Restricted stock outstanding at beginning of fiscal year	780,500	$16	810,500	$15	353,657	$24
Restricted stock granted	40,000	$23	90,000	$22	597,870	$11
Restricted stock vested, including restricted stock repurchased from employees for employees' tax liability	(273,000)	$22	(50,000)	$22	(88,692)	$25
Restricted stock forfeited	(50,000)	$17	(70,000)	$18	(52,335)	$19

Restricted stock outstanding at end of fiscal year	497,500	$12	780,500	$16	810,500	$15

        In addition, we grant restricted stock awards to our non-employee directors for a portion of each non-employee director's compensation. The non-employee directors must complete certain service requirements; otherwise, the restricted shares are subject to forfeiture. On the date of issuance, the non-employee directors are entitled to the same dividend and voting rights as other holders of our common stock. The non-employee directors are restricted from transferring or selling the restricted shares prior to the end of the vesting period. As of January 28, 2012, less than 0.1 million of such awards were outstanding and unvested.

        As of January 28, 2012, there was approximately $2.3 million of unrecognized compensation expense related to the 0.5 million unvested share-based restricted stock awards which have been granted, but have not vested. That expense is expected to be recognized through April 2013. The following table summarizes information about the unvested shares as of January 28, 2012.

Restricted Stock Grant	Number of Shares	Average Market Price on Date of Grant	Vesting Date
Fiscal 2009 Restricted Stock Awards	437,500	$11	April 2013
Fiscal 2010 Restricted Stock Awards	20,000	$22	April 2013
Fiscal 2011 Restricted Stock Awards	40,000	$23	April 2013

	497,500

        Prior to and including the December 2003 grants under our previous stock incentive plans, we typically granted stock options to employees at certain times as determined by our Board of Directors or our compensation committee. Stock options were typically granted with an exercise price equal to the stock's fair market value on the date of grant. The previously granted stock options, including those still outstanding, had ten-year terms and vested and became exercisable in increments of 20% on each

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 28, 2012

Note 7. Shareholders Equity (Continued)

anniversary from the date of grant. The last stock options granted by us vested in fiscal 2008 resulting in all options outstanding also being exercisable subsequent to that date. The total intrinsic value for stock options exercised during fiscal 2011, fiscal 2010 and fiscal 2009 was $0.7 million and $0.2 million and $0.1 million, respectively, while the aggregate intrinsic value for options outstanding and exercisable as of January 28, 2012 was approximately $1.8 million.

        A summary of the stock option activity during fiscal 2011, fiscal 2010 and fiscal 2009 is presented below:

	Fiscal 2011		Fiscal 2010		Fiscal 2009
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Stock options outstanding and exercisable, beginning of fiscal year	151,120	$26	191,105	$25	203,245	$25
Stock options exercised	(68,620)	$25	(16,005)	$12	(1,800)	$11
Stock options forfeited	(4,000)	$26	(23,980)	$27	(10,340)	$21

Stock options outstanding and exercisable, end of fiscal year	78,500	$27	151,120	$26	191,105	$25

        The following table summarizes information about our stock options outstanding, all of which are exercisable, as of January 28, 2012.

Date of Option Grant	Number of Options Outstanding and Exercisable	Exercise Price	Grant-Date Fair Value	Expiration Date
July 15, 2002	12,200	$11.73	$ 3.25	July 15, 2012
August 18, 2003	36,750	$26.44	$11.57	Aug. 18, 2013
December 16, 2003	29,550	$32.75	$14.17	Dec. 16, 2013

	78,500

  Employee Stock Purchase Plan

        There were approximately 0.5 million shares of common stock authorized for issuance under our Employee Stock Purchase Plan ("ESPP") as of January 28, 2012. The ESPP allows qualified employees to purchase shares of our common stock on a quarterly basis, based on certain limitations, through payroll deductions. The shares purchased pursuant to the ESPP are not subject to any vesting or other restrictions. On the last day of each calendar quarter, the accumulated payroll deductions are applied toward the purchase of our common stock at a price equal to 85% of the closing market price on that date. Stock compensation expense related to the employee stock purchase plan recognized was approximately $0.1 million in each of fiscal 2011, fiscal 2010 and fiscal 2009.

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 28, 2012

Note 7. Shareholders Equity (Continued)

  Preferred Stock

        We had 30 million shares of $1.00 par value preferred stock authorized for issuance as of January 28, 2012. No shares were issued or outstanding as of January 28, 2012 or January 29, 2011.

Note 8. Income Taxes

        The following table summarizes our distribution between domestic and foreign earnings (loss) from continuing operations before income taxes and the provision (benefit) for income taxes related to continuing operations (in thousands):

	Fiscal 2011	Fiscal 2010	Fiscal 2009
Earnings (loss) from continuing operations before income taxes:
Domestic	$39,880	$16,733	$(3,864)
Foreign	3,644	4,042	2,305

Earnings (loss) from continuing operations before income taxes	$43,524	$20,775	$(1,559)

Current:
Federal	$8,306	$5,649	$3,050
State	652	2,162	1,107
Foreign	285	1,698	1,106

	9,243	9,509	5,263
Deferred—Federal and State	5,385	(4,637)	(8,030)
Deferred—Foreign	(347)	(332)	(178)

Income Taxes (benefit)	$14,281	$4,540	$(2,945)

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 28, 2012

Note 8. Income Taxes (Continued)

        Reconciliations of the United States federal statutory income tax rates and our effective tax rates are summarized as follows:

	Fiscal 2011	Fiscal 2010	Fiscal 2009
Statutory rate	35.0%	35.0%	35.0%
State income taxes—net of federal income tax benefit	2.3%	0.5%	26.8%
Impact of foreign earnings (loss)(1)	(1.9)%	(0.8)%	145.1%
Valuation allowance against foreign losses and other carryforwards(1)	(0.1)%	(3.0)%	(85.4)%
Change in contingency reserves related to unrecognized tax benefits	(1.2)%	(6.6)%	4.5%
Impact of permanent differences related to life insurance investments	(0.9)%	(2.2)%	9.1%
Impact of federal tax credits	(1.1)%	(2.1)%	28.1%
Permanent reduction of available carryforwards	—	2.0%	—
Other adjustment(2)	(0.6)%	(2.5)%	25.6%
Other, net	1.3%	1.6%	0.1%

Effective rate for continuing operations	32.8%	21.9%	188.9%

(1)
The percentage in fiscal 2009 reflects the benefit of foreign losses, including the reversal of deferred taxes recorded on undistributed earnings in prior years. A portion of this benefit is estimated to have a less than 50% probability of being realized and is therefore reduced by a valuation allowance.

(2)
The other adjustment in fiscal 2011, fiscal 2010 and fiscal 2009 reflects the change in the expected tax impact to be realized upon reversal of deferred tax assets and liabilities, caused by changes in enacted foreign and state tax rates and apportionment of total taxable income among jurisdictions.

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 28, 2012

Note 8. Income Taxes (Continued)

        Deferred tax assets and liabilities included in our consolidated balance sheets are comprised of the following (in thousands):

	January 28, 2012	January 29, 2011
Deferred Tax Assets:
Inventories	$11,180	$7,555
Accrued compensation and benefits	8,143	10,630
Allowance for doubtful accounts	303	373
Depreciation and amortization	6,003	9,924
Non-current liabilities	732	743
Deferred rent and lease obligations	303	1,766
Operating loss carryforwards	1,565	1,385
Other, net	4,198	5,412

Deferred tax assets	32,427	37,788
Deferred Tax Liabilities:
Acquired intangible assets	(44,806)	(45,175)
Foreign(1)	(884)	(597)

Deferred tax liabilities	(45,690)	(45,772)
Valuation allowance	(1,886)	(1,857)

Net deferred tax liability	$(15,149)	$(9,841)

(1)
As of January 28, 2012 and January 29, 2011, we had undistributed earnings of foreign subsidiaries of approximately $9.6 million and $8.7 million, respectively, for which a deferred tax liability has been recorded, as the earnings are not considered permanently reinvested outside of the United States. If the earnings were repatriated to the United States, the earnings would be subject to United States taxation at that time. The amount of deferred tax liability recognized associated with the undistributed earnings represents the approximate excess of the United States tax liability over the creditable foreign taxes paid that would result from a full remittance of undistributed earnings.

        Accounting for income taxes requires that individual tax-paying entities offset all current deferred tax liabilities and assets within each particular tax jurisdiction and present them as a single amount in our consolidated balance sheets. A similar procedure is followed for all non-current deferred tax liabilities and assets. Amounts in different tax jurisdictions cannot be offset against each other. The

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 28, 2012

Note 8. Income Taxes (Continued)

amounts of deferred income taxes included in the following line items in our consolidated balance sheets are as follows (in thousands):

	January 28, 2012	January 29, 2011
Assets:
Deferred tax assets	$19,733	$19,005
Liabilities:
Deferred tax liabilities	(34,882)	(28,846)

Net deferred tax liability	$(15,149)	$(9,841)

        A reconciliation of unrecognized tax benefits at the beginning and end of the year is as follows (in thousands):

	Fiscal 2011	Fiscal 2010	Fiscal 2009
Balance at beginning of year	$2,921	$4,402	$4,558
Additions for current year tax positions	13	15	32
Expiration of the statute of limitation for the assessment of taxes	(604)	(1,402)	(670)
Additions for tax positions of prior year	133	153	691
Reductions for tax positions of prior year	(2)	(24)	(64)
Settlements	—	(223)	(145)

Balance at end of year	$2,461	$2,921	$4,402

        The unrecognized tax benefits, if recognized, would reduce our annual effective rate. The net impact on our statements of earnings for potential penalty and interest expense related to these unrecognized tax benefits was a benefit of $0.2 million in fiscal 2011, benefit of $0.5 million in fiscal 2010 and expense of less than $0.1 million in fiscal 2009. As of January 28, 2012 and January 29, 2011, we have recognized in our consolidated balance sheets, total liabilities for potential penalties and interest, in the aggregate, of $0.3 million and $0.5 million, respectively. We anticipate that the amount of unrecognized benefit with respect to our unrecognized tax positions as of January 28, 2012 will decrease within the next twelve months as we believe the substantial majority of the unrecognized benefit will be recognized in fiscal 2012 due to settlement of issues with taxing authorities or expiration of statutes of limitations.

Note 9. Defined Contribution Plans

        We have a tax-qualified voluntary retirement savings plan covering substantially all full-time United States employees and other similar plans covering certain foreign employees. If a participant decides to contribute, a portion of the contribution is matched by us. Additionally, we incur certain charges related to our non-qualified deferred compensation plan as discussed in Note 1. Realized and unrealized gains and losses on the deferred compensation plan investments are recorded in SG&A in our consolidated statements of earnings and substantially offset the changes in deferred compensation

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 28, 2012

Note 9. Defined Contribution Plans (Continued)

liabilities to participants resulting from changes in market values. Our aggregate expense under these defined contribution and non-qualified deferred compensation plans in fiscal 2011, fiscal 2010 and fiscal 2009 were $2.5 million, $1.1 million and $1.2 million, respectively.

Note 10. Operating Groups

        Our business is primarily operated through our four operating groups: Tommy Bahama, Lilly Pulitzer, Ben Sherman and Lanier Clothes. We identify our operating groups based on the way our management organizes the components of our business for purposes of allocating resources and assessing performance.

        Tommy Bahama designs, sources and markets collections of men's and women's sportswear and related products. The target consumers of Tommy Bahama are primarily affluent men and women age 35 and older who embrace a relaxed and casual approach to daily living. Tommy Bahama products can be found in our company-owned and licensed Tommy Bahama retail stores and on our Tommy Bahama e-commerce website, www.tommybahama.com, as well as in better department stores and independent specialty stores throughout the United States. We also license the Tommy Bahama name for various product categories and operate Tommy Bahama restaurants.

        Lilly Pulitzer designs, sources and distributes upscale collections of women's and girl's dresses, sportswear and other products. Lilly Pulitzer was originally created in the late 1950's and is an affluent brand with a heritage and aesthetic based on the Palm Beach resort lifestyle. The brand is somewhat unique among women's brands in that it has demonstrated multi-generational appeal, including young women in college or recently graduated from college; young mothers with their daughters; and women who are not tied to the academic calendar. Lilly Pulitzer products can be found in our owned Lilly Pulitzer stores, in Lilly Pulitzer Signature Stores, as described below, and on our Lilly Pulitzer website, www.lillypulitzer.com, as well as in better department and independent specialty stores. We also license the Lilly Pulitzer name for various product categories.

        Ben Sherman is a London-based designer, marketer and distributor of men's branded sportswear and related products. Ben Sherman was established in 1963 as an edgy, "Mod"-inspired shirt brand and has throughout its history been inspired by what is new and current in British art, music, culture and style. The brand has evolved into a British modernist lifestyle brand of apparel targeted at style conscious men ages 25 to 40 in multiple markets throughout the world. Ben Sherman products can be found in certain department stores, a variety of independent specialty stores and our owned and licensed Ben Sherman retail stores, as well as on Ben Sherman e-commerce websites. We also license the Ben Sherman name for various product categories.

        Lanier Clothes designs, sources and markets branded and private label men's tailored clothing, including suits, sportcoats, suit separates and dress slacks across a wide range of price points, with the majority of the business at moderate price points. Our Lanier Clothes branded products are sold under certain trademarks licensed to us by third parties including Kenneth Cole, Dockers, Geoffrey Beene and Ike Behar. Additionally, we design and market products for our owned Billy London and Arnold Brant brands. Billy London is a modern, British-inspired fashion brand geared towards the value-oriented consumer, while Arnold Brant is an upscale tailored brand that is intended to blend modern elements of style with affordable luxury. In addition to the branded businesses, Lanier Clothes designs

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 28, 2012

Note 10. Operating Groups (Continued)

and sources certain private label tailored clothing products for certain customers. Significant private label brands for which we produce tailored clothing include Lands' End, Stafford, Alfani, Structure, and Kenneth Roberts. Our Lanier Clothes products are sold to national chains, department stores, specialty stores, specialty catalog retailers and discount retailers throughout the United States.

        Corporate and Other is a reconciling category for reporting purposes and includes our corporate offices, substantially all financing activities, elimination of inter-segment sales, LIFO inventory accounting adjustments, other costs that are not allocated to the operating groups and operations of our other businesses which are not included in our four operating groups. The operations of businesses that are included in Corporate and Other include our Oxford Golf business and our Lyons, Georgia distribution center operations, which were previously included in our former Oxford Apparel operating group, prior to the disposal of substantially all of the operations and assets of Oxford Apparel on January 3, 2011. LIFO inventory calculations are made on a legal entity basis which does not correspond to our operating group definitions; therefore, LIFO inventory accounting adjustments are not allocated to operating groups.

        The tables below presents certain information about our operating groups included in continuing operations (in thousands):

	Fiscal 2011	Fiscal 2010	Fiscal 2009
Net Sales
Tommy Bahama	$452,156	$398,510	$363,084
Lilly Pulitzer	94,495	5,959	—
Ben Sherman	91,435	86,920	102,309
Lanier Clothes	108,771	103,733	114,542
Corporate and Other	12,056	8,825	5,371

Total	$758,913	$603,947	$585,306

Depreciation
Tommy Bahama	$18,944	$13,427	$16,662
Lilly Pulitzer	1,542	150	—
Ben Sherman	2,419	2,562	3,050
Lanier Clothes	427	462	539
Corporate and Other	2,627	1,615	1,103

Total	$25,959	$18,216	$21,354

Amortization of Intangible Assets
Tommy Bahama	$516	$693	$888
Lilly Pulitzer	460	13	—
Ben Sherman	219	267	329
Lanier Clothes	—	—	—
Corporate and Other	—	—	—

Total	$1,195	$973	$1,217

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 28, 2012

Note 10. Operating Groups (Continued)

	Fiscal 2011	Fiscal 2010	Fiscal 2009
Operating Income (Loss)
Tommy Bahama	$64,171	$51,081	$37,515
Lilly Pulitzer	14,278	(372)	—
Ben Sherman	(2,535)	(2,664)	(8,616)
Lanier Clothes	12,862	14,316	12,389
Corporate and Other	(19,969)	(21,699)	(22,378)

Total Operating Income (Loss)	68,807	40,662	18,910
Interest expense, net	16,266	19,887	18,710
Loss on repurchase of senior notes	9,017	—	1,759

Earnings (Loss) From Continuing Operations Before Income Taxes	$43,524	$20,775	$(1,559)

Purchases of Property and Equipment
Tommy Bahama	$24,686	$11,225	$5,618
Lilly Pulitzer	3,228	277	—
Ben Sherman	4,220	963	3,442
Lanier Clothes	85	30	21
Corporate and Other	3,091	833	2,227

Total	$35,310	$13,328	$11,308

	January 28, 2012	January 29, 2011
Total Assets
Tommy Bahama	$306,772	$274,140
Lilly Pulitzer	82,417	79,476
Ben Sherman	78,040	64,591
Lanier Clothes	30,755	35,530
Corporate and Other	11,223	46,989
Assets related to Discontinued Operations	—	57,745

Total	$509,207	$558,471

Intangible Assets, net and Goodwill
Tommy Bahama	$111,964	$112,480
Lilly Pulitzer	46,524	47,354
Ben Sherman	23,200	23,712
Lanier Clothes	—	—
Corporate and Other	—	—

Total	$181,688	$183,546

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 28, 2012

Note 10. Operating Groups (Continued)

        Information for the net book value of our long-lived assets, including property and equipment, goodwill and intangible assets, by geographic area is presented below (in thousands):

	January 28, 2012	January 29, 2011
United States	$244,803	$239,041
United Kingdom	28,411	26,687
Other foreign	1,680	1,713

Total	$274,894	$267,441

        Information for the net sales recognized by geographic area is presented below (in thousands):

	Fiscal 2011	Fiscal 2010	Fiscal 2009
United States and Canada	$693,969	$541,750	$508,917
United Kingdom and Europe	62,671	58,465	71,806
Other	2,273	3,732	4,583

Total	$758,913	$603,947	$585,306

Note 11. Related Party Transactions

        SunTrust Banks, Inc. and its subsidiaries ("SunTrust") is one of our principal shareholders, holding shares of our common stock in various fiduciary and agency capacities. Mr. J. Hicks Lanier, our Chief Executive Officer, is on the board of directors of SunTrust and is a member of its Audit and Governace & Nominating Committees. Mr. E. Jenner Wood, III, a board member of Oxford Industries, Inc., has been Chairman, President and CEO of SunTrust Bank, Atlanta/Georgia Division since April 2010 and was previously Chairman, President and Chief Executive Officer of SunTrust Bank, Central Group, prior to April 2010.

        We maintain a syndicated credit facility under which SunTrust serves as agent and lender and a SunTrust affiliate acted as a joint book-running manager in connection with our fiscal 2009 offering of the 11 3/8% Senior Secured Notes and as a dealer-manager in connection with the accompanying tender offer for our 8 7/8% senior unsecured notes due 2011. The services provided and fees paid to SunTrust in connection with such services for each period are set forth below (in thousands):

Service	Fiscal 2011	Fiscal 2010	Fiscal 2009
Interest and agent fees for our credit facility	$234	$303	$353
Cash management and senior notes related services	$151	$66	$85
Book-running manager and dealer-manager fees	$—	$—	$750
Other	$7	$8	$8

        Our aggregate payments to SunTrust and its subsidiaries for these services did not exceed 1% of our gross revenues during the periods presented or 1% of SunTrust's gross revenues during its fiscal years ended December 31, 2011, December 31, 2010 and December 31, 2009.

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 28, 2012

Note 11. Related Party Transactions (Continued)

        In connection with our acquisition of the Lilly Pulitzer brand and operations on December 21, 2010, we entered into a contingent consideration agreement pursuant to which the beneficial owners of the capital stock of Sugartown prior to the acquisition will be entitled to earn up to an additional $20 million in cash, in the aggregate, over the four years following the closing of the acquisition based on our Lilly Pulitzer Group's achievement of certain financial targets. The beneficial owners of the capital stock of Sugartown prior to the acquisition continue to manage the Lilly Pulitzer operations subsequent to the acquisition. As of January 28, 2012, no amounts have been paid pursuant to the contingent consideration agreement; however, $2.5 million of the contingent consideration has been earned and is payable based on the fiscal 2011 operating results of the Lilly Pulitzer operating group. The $2.5 million amount is expected to be paid during the first half of fiscal 2012.

Note 12. Summarized Quarterly Data (unaudited)

        Each of our fiscal quarters consists of thirteen week periods, beginning on the first day after the end of the prior fiscal quarter. Following is a summary of our fiscal 2011 and fiscal 2010 quarterly results, (in thousands, except per share amounts):

Fiscal 2011	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Net sales	$208,308	$180,646	$170,280	$199,679	$758,913
Gross profit	$117,660	$102,937	$88,740	$103,632	$412,969
Operating income	$30,713	$17,711	$6,816	$13,567	$68,807
Earnings from continuing operations(1)	$17,060	$3,520	$1,611	$7,052	$29,243
Net earnings (loss) from discontinued operations, net of taxes	$1,040	$(916)	$13	$—	$137
Net earnings	$18,100	$2,604	$1,624	$7,052	$29,380
Earnings from continuing operations per common share:
Basic	$1.03	$0.21	$0.10	$0.43	$1.77
Diluted	$1.03	$0.21	$0.10	$0.43	$1.77
Earnings (loss) from discontinued operations, net of taxes per common share:
Basic	$0.06	$(0.06)	$0.00	$0.00	$0.01
Diluted	$0.06	$(0.06)	$0.00	$0.00	$0.01
Net earnings per common share:
Basic	$1.10	$0.16	$0.10	$0.43	$1.78
Diluted	$1.10	$0.16	$0.10	$0.43	$1.78
Weighted average common shares outstanding:
Basic	16,515	16,514	16,502	16,509	16,510
Diluted	16,525	16,531	16,517	16,528	16,529

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 28, 2012

Note 12. Summarized Quarterly Data (unaudited) (Continued)

Fiscal 2010	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Net sales	$163,625	$142,981	$139,627	$157,714	$603,947
Gross profit	$89,707	$79,018	$73,685	$84,997	$327,407
Operating income	$14,971	$11,179	$6,431	$8,081	$40,662
Earnings from continuing operations	$8,524	$4,679	$1,319	$1,713	$16,235
Net earnings from discontinued operations, net of taxes	$3,973	$2,540	$4,231	$51,679	$62,423
Net earnings	$12,497	$7,219	$5,550	$53,392	$78,658
Earnings from continuing operations per common share:
Basic	$0.52	$0.28	$0.08	$0.10	$0.98
Diluted	$0.52	$0.28	$0.08	$0.10	$0.98
Earnings from discontinued operations, net of taxes per common share:
Basic	$0.24	$0.15	$0.26	$3.12	$3.77
Diluted	$0.24	$0.15	$0.26	$3.12	$3.77
Net earnings per common share:
Basic	$0.76	$0.44	$0.34	$3.23	$4.76
Diluted	$0.76	$0.44	$0.33	$3.22	$4.75
Weighted average common shares outstanding:
Basic	16,491	16,540	16,564	16,552	16,537
Diluted	16,503	16,552	16,576	16,562	16,551

        The sum of the quarterly earnings from continuing operations per common share, earnings from discontinued operations per common share and net earnings per common share amounts may not equal the amounts for the full year due to rounding. Additionally, the sum of earnings from continuing operations per common share and earnings from discontinued operations per common share may not equal net earnings per common share for each quarter due to rounding.

        The first quarter of fiscal 2011 included $1.0 million of charges resulting from the write-up of acquired inventory from cost to fair value pursuant to the purchase method of accounting. Additionally the second quarter and third quarter of fiscal 2011 included an $8.2 million loss and $0.8 million loss, respectively, on the repurchase of senior secured notes. The fourth quarter of fiscal 2011 included the following significant items which impacted earnings from continuing operations for the quarter: (1) LIFO accounting charge of $5.8 million and (2) life insurance death benefit proceeds of $1.2 million. The fourth quarter of fiscal 2010 included the following significant items which impacted earnings from continuing operations for the quarter: (1) the acquisition of Lilly Pulitzer as discussed in Note 14, including the $0.8 million of transaction costs associated with the transaction and the $0.8 million of additional cost of goods over cost resulting from the write-up of acquired inventory from cost to fair value pursuant to the purchase method of accounting, (2) $3.2 million of charges in Ben Sherman, primarily related to the termination of certain lease agreements and the impairment of certain fixed assets, (3) the $2.2 million reduction of an environmental reserve liability and (4) the $2.4 million LIFO accounting charge. Additionally, the fourth quarter of fiscal 2010 included the sale of

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 28, 2012

Note 12. Summarized Quarterly Data (unaudited) (Continued)

substantially all of the operations and assets of our former Oxford Apparel Group, as discussed in Note 15.

Note 13. Restructuring Charges and Other Unusual Items

        During fiscal 2010, we incurred approximately $3.2 million of charges primarily consisting of retail store lease terminations in the United Kingdom of $2.8 million, which were paid in the first quarter of fiscal 2011, and fixed asset impairment charges of $0.4 million, all which were included in SG&A in our consolidated statements of earnings. Additionally, fiscal 2010 also included the acquisition of Lilly Pulitzer as discussed in Note 14, the disposal of substantially all of the operations and assets of our former Oxford Apparel Group as discussed in Note 15 and the change in estimate for an environmental reserve discussed in Note 6.

        During fiscal 2009, we incurred approximately $2.0 million of charges related to certain restructuring initiatives in our Ben Sherman operating group, $1.7 million of which were included in SG&A in our consolidated statements of earnings with the remaining amounts included in cost of goods sold. The restructuring charges primarily related to our exit from the Ben Sherman footwear, kids' and women's operations as well as other streamlining initiatives. These charges primarily consist of employee termination costs and certain contract termination costs. Substantially all such costs were paid during fiscal 2009.

Note 14. Business Combinations

        On December 21, 2010, we acquired all of the outstanding capital stock of Sugartown from SWI Holdings, Inc., pursuant to a stock purchase agreement. Sugartown owns the Lilly Pulitzer trademark and designs, sources and distributes upscale collections of women's dresses, sportswear and other products to specialty and department stores, as well as through direct to consumer channels, including retail stores and an e-commerce site. Subsequent to the date of acquisition, we reported the acquired operations of Sugartown as our Lilly Pulitzer operating group. We anticipate that this acquisition will assist us in pursuing our strategic goal of owning a portfolio of lifestyle brands. The acquisition will provide strategic benefits through growth opportunities and further diversification of our business over distribution channels, product categories and target consumers.

        We paid $60 million in cash, subject to adjustment based on net working capital as of the closing date for the acquisition. After giving effect to a preliminary working capital adjustment, the purchase price paid was approximately $58.3 million, net of acquired cash of $0.9 million. In connection with the acquisition, we entered into a contingent consideration agreement dated as of December 21, 2010, pursuant to which we will be obligated to pay cash payments of up to $2.5 million in each of the four years following the closing of the transaction and an additional $10 million subsequent to the end of the fourth year, contingent upon Lilly Pulitzer's achievement of certain financial targets. Transaction costs related to this transaction totaled approximately $0.8 million and are included in SG&A in our consolidated statement of earnings in fiscal 2010.

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 28, 2012

Note 14. Business Combinations (Continued)

        Our allocation of purchase price to the fair value of the acquired assets and liabilities assumed, as reported at January 29, 2011, was preliminary and was revised through the one year allocation period, which ended in the fourth quarter of fiscal 2011, as we obtained new information about the fair values of these assets and liabilities and as we revised our estimates of the fair values of the assets and liabilities based on any new information. The most significant changes from the preliminary allocation were adjustments to receivables reserves and other accrued expenses, which resulted in a net impact of reducing goodwill by approximately $0.4 million from the initial allocation. The following table summarizes our final allocation of purchase price to the fair value of the acquired assets and liabilities assumed for the December 2010 Lilly Pulitzer acquisition (in thousands):

December 2010 Lilly Pulitzer acquisition
Cash	$936
Receivables	7,022
Inventories(1)	9,439
Prepaid expenses and other current assets	1,082
Property and equipment	10,153
Intangible assets	30,500
Goodwill	16,866
Other non-current assets	645
Deferred income tax assets	688
Trade accounts payable, accrued compensation and other accrued expenses assumed	(6,462)
Deferred income tax liability	(688)

Purchase price(2)	$70,181

(1)
Included a write-up of acquired inventory from cost to fair value of $1.8 million pursuant to the purchase method of accounting, which was recognized during fiscal 2010 and fiscal 2011 as the acquired inventory was sold.

(2)
The purchase price included $10.5 million of estimated fair value of contingent consideration associated with the acquisition which may be payable in future periods if certain financial targets are met. The contingent consideration is discussed in Note 1 to our consolidated financial statements.

  Pro Forma Information (unaudited)

        The pro forma information presented below (in thousands, except per share data) gives effect to the December 21, 2010 acquisition of Lilly Pulitzer as if the acquisition had occurred as of the beginning of fiscal 2009. The information presented below is for illustrative purposes only and is not indicative of results that would have been achieved if the acquisition had occurred as of the beginning of fiscal 2009, nor does it intend to be a projection of future results of operations. The pro forma statements of operations have been prepared from our and Lilly Pulitzer's historical audited consolidated statements of operations for the period presented, including without limitation, purchase

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 28, 2012

Note 14. Business Combinations (Continued)

accounting adjustments, but does not include any synergies or operating cost reductions that may be achieved from the combined operations. The fiscal 2009 pro forma information includes the following items which negatively impacted earnings from continuing operations: (1) transaction costs of approximately $0.8 million related to the acquisition, (2) $1.8 million of additional cost of goods sold resulting from the application of purchase accounting to inventory acquired at acquisition and (3) approximately $0.5 million of amortization of acquired intangible assets.

	Fiscal 2010	Fiscal 2009
Net sales	$669,621	$650,494
Earnings from continuing operations before income taxes	$25,785	$(5,064)
Earnings from continuing operations	$19,624	$(4,277)
Earnings from continuing operations per common share:
Basic	$1.19	$(0.05)
Diluted	$1.19	$(0.05)

Note 15. Discontinued Operations

        On January 3, 2011, we sold to LF USA Inc. ("LF") substantially all of the operations and assets of our former Oxford Apparel operating group (other than accounts receivable associated with the businesses that were sold and the assets and operations relating to our Oxford Golf business and our distribution center in Lyons, Georgia). The purchase price paid by LF was equal to approximately $121.7 million, less an adjustment based on net working capital on the closing date of the transaction. After giving effect to a preliminary net working capital adjustment, the purchase price paid by LF at the closing of the transaction was approximately $108.2 million, of which $5.4 million was held in escrow pending completion of the final working capital adjustment and other requirements. The net working capital deficit resulted from our retention of accounts receivable and goods in transit as of the closing date, partially offset by our retention of certain accounts payable, as of the closing date, associated with Oxford Apparel. During the second quarter of fiscal 2011, we finalized the net working capital adjustment, which resulted in a change in estimate to the gain on sale as recognized in the fourth quarter of fiscal 2010, whereby we received $3.7 million of the $5.4 million of cash held in escrow. The impact of this change in estimate was a reduction to the gain on sale of approximately $1.0 million, net of income taxes, which was recognized in fiscal 2011. This change in estimate, which was recorded in fiscal 2011, resulted in a revised after-tax gain on the sale of the Oxford Apparel operations of approximately $48.5 million compared to $49.5 million, as previously recognized in fiscal 2010.

        In connection with the consummation of the transaction described above, we, among other things, entered into (1) license agreements with LF to grant licenses (subject to the limitations set forth in the applicable license agreements) to LF to use the trade name "Oxford Apparel" perpetually in connection with its business, as well as to use certain other trademarks in connection with the manufacture, sale and distribution of men's dress shirts for certain periods of time in the applicable territory; (2) a services agreement with LF pursuant to which, in exchange for various fees, we will provide certain transitional support services to LF in its operation of the transferred assets; and (3) a limited non-competition agreement with LF pursuant to which we agreed (subject to the exceptions set

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 28, 2012

Note 15. Discontinued Operations (Continued)

forth in the non-competition agreement) not to engage in certain activities for a period of three years following the completion of the transaction.

        As of January 29, 2011, we owned approximately $57.7 million of assets, which primarily consisted of receivables, including the escrow receivable, and inventories, associated with the discontinued operations and were obligated to pay approximately $40.8 million of liabilities, including trade accounts payable, other accrued expenses, accrued compensation and income taxes payable associated with the discontinued operations and gain on sale. The assets and liabilities related to discontinued operations were converted to cash and paid, respectively, during fiscal 2012 with no remaining assets or liabilities associated with the discontinued operations remaining as of January 28, 2012.

        Operating results of the discontinued operations are shown below (in thousands)

	Fiscal 2011	Fiscal 2010	Fiscal 2009
Net sales	$2,414	$200,636	$215,352
Earnings from discontinued operations before income taxes	$1,764	$20,610	$21,352
Earnings from discontinued operations, net of taxes	$1,154	$12,877	$13,238
Gain (loss) on sale of discontinued operations, net of taxes	$(1,017)	$49,546	$—
Net earnings from discontinued operations, net of taxes	$137	$62,423	$13,238

Note 16. Condensed Consolidating Financial Statements

        Our 11 3/8% Senior Secured Notes are guaranteed by substantially all of our wholly-owned domestic subsidiaries ("Subsidiary Guarantors"). All guarantees are full and unconditional. For consolidated financial reporting purposes, non-guarantors consist of our subsidiaries which are organized outside the United States and certain domestic subsidiaries. We use the equity method of accounting with respect to investment in subsidiaries included in other non-current assets in our condensed consolidating financial statements. Set forth below are our condensed consolidating balance sheets as of January 28, 2012 and January 29, 2011 (in thousands) as well as our condensed consolidating statements of earnings and statements of cash flows for fiscal 2011, fiscal 2010 and fiscal 2009 (in thousands).

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 28, 2012

Note 16. Condensed Consolidating Financial Statements (Continued)

OXFORD INDUSTRIES, INC.
CONDENSED CONSOLIDATING BALANCE SHEETS
January 28, 2012

	Oxford Industries (Parent)	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidating Adjustments	Consolidated Total
ASSETS
Cash and cash equivalents	$8,416	$1,818	$3,139	$—	$13,373
Receivables, net	16,082	1,569	68,194	(26,139)	59,706
Inventories, net	(15,653)	104,239	16,247	(1,413)	103,420
Prepaid expenses and deferred tax assets, net	19,522	14,431	5,887	(1,066)	38,774

Total current assets	28,367	122,057	93,467	(28,618)	215,273
Property and equipment, net	8,094	78,402	6,710	—	93,206
Goodwill and intangible assets, net	—	158,163	23,525	—	181,688
Other non-current assets, net	613,720	149,268	5,237	(749,185)	19,040

Total Assets	$650,181	$507,890	$128,939	$(777,803)	$509,207

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities related to continuing operations	$25,821	$55,100	$56,418	$(19,785)	$117,554
Long-term debt, less current maturities	103,405	—	—	—	103,405
Other non-current liabilities, including non-current contingent consideration	319,882	(308,380)	149,991	(112,196)	49,297
Non-current deferred income taxes	(2,996)	32,128	5,750	—	34,882
Total shareholders'/invested equity	204,069	729,042	(83,220)	(645,822)	204,069

Total Liabilities and Shareholders' Equity	$650,181	$507,890	$128,939	$(777,803)	$509,207

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 28, 2012

Note 16. Condensed Consolidating Financial Statements (Continued)

OXFORD INDUSTRIES, INC.
CONDENSED CONSOLIDATING BALANCE SHEETS
January 29, 2011

	Oxford Industries (Parent)	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidating Adjustments	Consolidated Total
ASSETS
Cash and cash equivalents	$41,130	$809	$2,155	$—	$44,094
Receivables, net	10,969	3,431	44,897	(9,120)	50,177
Inventories, net	(13,234)	86,747	11,889	(64)	85,338
Prepaid expenses and deferred tax assets, net	19,756	12,671	3,018	(3,886)	31,559
Assets related to discontinued operations, net	46,418	324	11,003	—	57,745

Total current assets	105,039	103,982	72,962	(13,070)	268,913
Property and equipment, net	7,182	72,323	4,390	—	83,895
Goodwill and intangible assets, net	—	159,543	24,003	—	183,546
Other non-current assets, net	579,130	143,459	4,101	(704,573)	22,117

Total Assets	$691,351	$479,307	$105,456	$(717,643)	$558,471

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities related to continuing operations	$13,978	$59,255	$41,170	$(8,097)	$106,306
Current liabilities related to discontinued operations	32,379	—	8,406	—	40,785
Long-term debt, less current maturities	147,065	—	—	—	147,065
Other non-current liabilities, including non-current contingent consideration	322,237	(301,271)	143,113	(108,638)	55,441
Non-current deferred income taxes	(4,336)	26,944	6,332	(94)	28,846
Total shareholders'/invested equity	180,028	694,379	(93,565)	(600,814)	180,028

Total Liabilities and Shareholders' Equity	$691,351	$479,307	$105,456	$(717,643)	$558,471

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 28, 2012

Note 16. Condensed Consolidating Financial Statements (Continued)

OXFORD INDUSTRIES, INC.
CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS
Fiscal 2011

	Oxford Industries (Parent)	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidating Adjustments	Consolidated Total
Net sales	$119,088	$575,517	$98,084	$(33,776)	$758,913
Cost of goods sold	84,546	239,531	42,928	(21,061)	345,944

Gross profit	34,542	335,986	55,156	(12,715)	412,969
SG&A including change in fair value of contingent consideration	24,732	292,607	55,883	(12,240)	360,982
Royalties and other operating income	345	9,458	7,246	(229)	16,820

Operating income	10,155	52,837	6,519	(704)	68,807
Interest (income) expense, net	17,947	(4,843)	3,162	—	16,266
Loss on repurchase of senior secured notes	9,017	—	—	—	9,017
Income from equity investment	37,322	—	—	(37,322)	—

Earnings from continuing operations before income taxes	20,513	57,680	3,357	(38,026)	43,524
Income taxes (benefit)	(9,332)	23,557	303	(247)	14,281

Earnings from continuing operations	29,845	34,123	3,054	(37,779)	29,243
Earnings (loss) from discontinued operations, net of taxes	(7)	144	—	—	137

Net earnings	$29,838	$34,267	$3,054	$(37,779)	$29,380

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 28, 2012

Note 16. Condensed Consolidating Financial Statements (Continued)

OXFORD INDUSTRIES, INC.
CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS
Fiscal 2010

	Oxford Industries (Parent)	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidating Adjustments	Consolidated Total
Net sales	$112,270	$435,599	$85,308	$(29,230)	$603,947
Cost of goods sold	77,481	178,776	35,780	(15,497)	276,540

Gross profit	34,789	256,823	49,528	(13,733)	327,407
SG&A including change in fair value of contingent consideration	33,982	231,246	52,813	(15,866)	302,175
Royalties and other operating income	1,118	8,830	7,343	(1,861)	15,430

Operating income	1,925	34,407	4,058	272	40,662
Interest (income) expense, net	21,492	(4,548)	2,949	(6)	19,887
Income from equity investment	25,863	—	—	(25,863)	—

Earnings from continuing operations before income taxes	6,296	38,955	1,109	(25,585)	20,775
Income taxes (benefit)	(12,115)	15,212	1,346	97	4,540

Earnings (loss) from continuing operations	18,411	23,743	(237)	(25,682)	16,235
Earnings from discontinued operations, net of taxes	60,068	1,409	946	—	62,423

Net earnings (loss)	$78,479	$25,152	$709	$(25,682)	$78,658

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 28, 2012

Note 16. Condensed Consolidating Financial Statements (Continued)

OXFORD INDUSTRIES, INC.
CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS
Fiscal 2009

	Oxford Industries (Parent)	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidating Adjustments	Consolidated Total
Net sales	$120,148	$395,982	$98,394	$(29,218)	$585,306
Cost of goods sold	95,183	166,381	49,224	(16,295)	294,493

Gross profit	24,965	229,601	49,170	(12,923)	290,813
SG&A including amortization of intangible assets	27,663	215,834	54,081	(13,872)	283,706
Royalties and other operating income	18	5,812	6,373	(400)	11,803

Operating income (loss)	(2,680)	19,579	1,462	549	18,910
Interest (income) expense, net, including loss on repurchase of senior notes	22,323	(4,930)	3,453	(377)	20,469
Income from equity investment	13,539	—	—	(13,539)	—

Earnings (loss) from continuing operations before income taxes	(11,464)	24,509	(1,991)	(12,613)	(1,559)
Income taxes (benefit)	(12,249)	8,376	603	325	(2,945)

Earnings (loss) from continuing operations	785	16,133	(2,594)	(12,938)	1,386
Earnings from discontinued operations, net of taxes	9,825	1,769	1,644	—	13,238

Net earnings (loss)	$10,610	$17,902	$(950)	$(12,938)	$14,624

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 28, 2012

Note 16. Condensed Consolidating Financial Statements (Continued)

OXFORD INDUSTRIES, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Fiscal 2011

	Oxford Industries (Parent)	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidating Adjustments	Consolidated Total
Cash Flows From Operating Activities:
Net cash provided by (used in) operating activities	$16,399	$37,608	$(13,655)	$4,293	$44,645
Cash Flows from Investing Activities:
Net cash used in investing activities	(3,644)	(34,467)	(3,877)	6,280	(35,708)
Cash Flows from Financing Activities:
Change in debt	(52,177)	—	2,625	—	(49,552)
Proceeds from issuance of common stock	2,731	—	—	—	2,731
Repurchase of common stock	(1,827)	—	—	—	(1,827)
Equity contribution received	—	398	6,279	(6,677)	—
Change in intercompany payable	(186)	(2,854)	6,936	(3,896)	—
Dividends on common stock	(8,568)	—	—	—	(8,568)

Net cash provided by (used in) financing activities	(60,027)	(2,456)	15,840	(10,573)	(57,216)
Cash Flows from Discontinued Operations:
Net cash provided by (used in) discontinued operations	14,558	324	2,597	—	17,479

Net change in Cash and Cash Equivalents	(32,714)	1,009	905	—	(30,800)
Effect of foreign currency translation	—	—	79	—	79
Cash and Cash Equivalents at the Beginning of Period	41,130	809	2,155	—	44,094

Cash and Cash Equivalents at the End of Period	$8,416	$1,818	$3,139	$—	$13,373

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 28, 2012

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

January 28, 2012

Note 16. Condensed Consolidating Financial Statements (Continued)

OXFORD INDUSTRIES, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Fiscal 2009

	Oxford Industries (Parent)	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidating Adjustments	Consolidated Total
Cash Flows From Operating Activities:
Net cash provided by (used in) operating activities	$8,953	$51,203	$593	$226	$60,975
Cash Flows from Investing Activities:
Net cash used in investing activities	(5,851)	(6,927)	(2,132)	3,613	(11,297)
Cash Flows from Financing Activities:
Change in debt	(27,722)	—	(5,598)	—	(33,320)
Repurchase of 8 7/8% Senior Unsecured Notes	(166,805)	—	—	—	(166,805)
Proceeds from the issuance of 11 3/8% Senior Secured Notes	146,029	—	—	—	146,029
Deferred financing costs paid	(5,049)	—	—	—	(5,049)
Proceeds from issuance of common stock	8	—	—	—	8
Equity contribution received	—	—	3,613	(3,613)	—
Change in intercompany payable	44,507	(44,177)	(104)	(226)	—
Dividends on common stock	(5,889)	—	—	—	(5,889)

Net cash provided by (used in) financing activities	(14,921)	(44,177)	(2,089)	(3,839)	(65,026)
Cash Flows from Discontinued Operations:
Net cash provided by discontinued operations	16,225	300	4,054	—	20,579

Net change in Cash and Cash Equivalents	4,406	399	426	—	5,231
Effect of foreign currency translation	—	—	(233)	—	(233)
Cash and Cash Equivalents at the Beginning of Period	1,527	104	1,659	—	3,290

Cash and Cash Equivalents at the End of Period	$5,933	$503	$1,852	$—	$8,288

SCHEDULE II
Oxford Industries, Inc.

Valuation and Qualifying Accounts

Column A	Column B	Column C			Column D		Column E
Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Charged to Other Accounts– Describe		Deductions– Describe		Balance at End of Period
	(In thousands)
Fiscal 2011
Deducted from asset accounts:
Accounts receivable reserves(1)	$9,178	$8,612	—		$(9,361	)(3)	$8,429
Allowance for doubtful accounts(2)	2,559	—	—		(579	)(4)	1,980
Fiscal 2010
Deducted from asset accounts:
Accounts receivable reserves(1)	$8,817	$10,068	$1,341	(5)	$(11,048	)(3)	$9,178
Allowance for doubtful accounts(2)	1,571	(89)	1,355	(5)	(278	)(4)	2,559
Fiscal 2009
Deducted from asset accounts:
Accounts receivable reserves(1)	$9,417	$10,218	—		$(10,818	)(3)	$8,817
Allowance for doubtful accounts(2)	1,857	1,466	—		(1,752	)(4)	1,571

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

(5)
Addition due to the acquisition of Lilly Pulitzer in fiscal 2010.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Oxford Industries, Inc.

        We have audited the accompanying consolidated balance sheets of Oxford Industries, Inc. (the Company) as of January 28, 2012 and January 29, 2011, and the related consolidated statements of earnings, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended January 28, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Oxford Industries, Inc. at January 28, 2012 and January 29, 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 28, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Oxford Industries, Inc.'s internal control over financial reporting as of January 28, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 29, 2012 expressed an unqualified opinion thereon.

                      /s/ Ernst & Young LLP

Atlanta, Georgia
March 29, 2012

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        Our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in our Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in and Evaluation of Internal Control over Financial Reporting

        There have not been any changes in our internal control over financial reporting during the fourth quarter of fiscal 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

        We assessed the effectiveness of our internal control over financial reporting as of January 28, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the Internal Control—Integrated Framework. Based on this assessment, we believe that our internal control over financial reporting was effective as of January 28, 2012.

        Ernst & Young LLP, our independent registered public accounting firm, has audited our internal control over financial reporting as of January 28, 2012, and its report thereon is included herein.

/s/ J. HICKS LANIER J. Hicks Lanier Chairman and Chief Executive Officer (Principal Executive Officer)	/s/ K. SCOTT GRASSMYER K. Scott Grassmyer Senior Vice President, Chief Financial Officer and Controller (Principal Financial Officer)
March 29, 2012	March 29, 2012

Limitations on the Effectiveness of Controls

        Because of their inherent limitations, our disclosure controls and procedures and our internal controls over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness for future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that a control system's objectives will be met.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Oxford Industries, Inc.

        We have audited Oxford Industries, Inc.'s (the Company's) internal control over financial reporting as of January 28, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Oxford Industries, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, Oxford Industries, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 28, 2012, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the fiscal 2011 consolidated financial statements of Oxford Industries, Inc., and our report dated March 29, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Atlanta, Georgia
March 29, 2012

Item 9B.    Other Information

        None

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The following table sets forth certain information concerning the members of our Board of Directors as of January 28, 2012:

Name	Principal Occupation
George C. Guynn	Mr. Guynn is the retired President and CEO of the Federal Reserve Bank of Atlanta.
John R. Holder	Mr. Holder is Chairman and Chief Executive Officer of Holder Properties, a commercial and residential real estate development company.
J. Hicks Lanier	Mr. Lanier is our Chairman and Chief Executive Officer.
J. Reese Lanier	Mr. Lanier was self-employed in farming and related businesses until his retirement in 2009.
Dennis M. Love	Mr. Love is President and Chief Executive Officer of Printpack Inc., a manufacturer of flexible and specialty rigid packaging.
Clarence H. Smith	Mr. Smith is President and Chief Executive Officer of Haverty Furniture Companies, Inc., a home furnishings retailer.
Clyde C. Tuggle	Mr. Tuggle is Senior Vice President, Global Public Affairs and Communications Officer of The Coca-Cola Company.
Helen B. Weeks	Ms. Weeks founded Ballard Designs, Inc., a home furnishing catalog business, in 1983 and served as Chief Executive Officer until she retired in 2002.
E. Jenner Wood III	Mr. Wood is Chairman, President and CEO of SunTrust Bank, Atlanta / Georgia Division.

        The following table sets forth certain information concerning our executive officers as of January 28, 2012:

Name	Position Held
J. Hicks Lanier	Chairman and Chief Executive Officer
Scott A. Beaumont	CEO, Lilly Pulitzer Group
Thomas E. Campbell	Senior Vice President—Law and Administration, General Counsel and Secretary
Thomas C. Chubb III	President
J. Wesley Howard	President, Lanier Clothes
K. Scott Grassmyer	Senior Vice President—Finance, Chief Financial Officer and Controller
Panayiotis P. Philippou	CEO, Ben Sherman Group
Terry R. Pillow	CEO, Tommy Bahama Group

        Additional information required by this Item 10 of Part III will appear in our definitive proxy statement under the headings "Corporate Governance and Board Matters—Directors," "Executive Officers," "Common Stock Ownership by Management and Certain Beneficial Owners—Section 16(a) Beneficial Ownership Reporting Compliance," "Corporate Governance and Board Matters—Policies," "Additional Information—Submission of Director Candidates by Shareholders," and "Corporate

Governance and Board Matters—Board Meetings and Committees of our Board of Directors," and is incorporated herein by reference.

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

        The following consolidated financial statements are included in Part II, Item 8 of this report:

  •
  Consolidated Statements of Earnings for fiscal 2011, fiscal 2010 and fiscal 2009.

  •
  Consolidated Statements of Comprehensive Income for fiscal 2011, fiscal 2010 and fiscal 2009.

  •
  Consolidated Balance Sheets as of January 28, 2012 and January 29, 2011.

  •
  Consolidated Statements of Shareholders' Equity for fiscal 2011, fiscal 2010 and fiscal 2009.

  •
  Consolidated Statements of Cash Flows for fiscal 2011, fiscal 2010 and fiscal 2009.

  •
  Notes to Consolidated Financial Statements for fiscal 2011, fiscal 2010 and fiscal 2009.

                 2.     Financial Statement Schedules

  •
  Schedule II—Valuation and Qualifying Accounts

        All other schedules for which provisions are made in the applicable accounting regulation of the SEC are not required under the related instructions or are inapplicable and, therefore, have been omitted.

        (b)   Exhibits

2.1	Purchase Agreement, dated as of November 22, 2010, among LF USA Inc., Oxford Industries, Inc., Piedmont Apparel Corporation, Tommy Bahama International, Pte. Ltd. and Oxford Product (International) Limited. Incorporated by reference to Exhibit 2.1 to the Company's Form 8-K filed on November 22, 2010.
2.2	Stock Purchase Agreement, dated as of December 21, 2010, by and among Oxford Industries, Inc., Sugartown Worldwide, Inc., SWI Holdings, Inc. and the other sellers party thereto. Incorporated by reference to Exhibit 2.1 to the Company's Form 8-K filed on December 21, 2010.
3.1	Restated Articles of Incorporation of Oxford Industries, Inc. Incorporated by reference to Exhibit 3.1 to the Company's Form 10-Q for the fiscal quarter ended August 29, 2003.
3.2	Bylaws of Oxford Industries, Inc., as amended. Incorporated by reference to Exhibit 3.1 to the Company's Form 8-K filed on June 17, 2009.
4.1	Indenture, dated June 30, 2009, among Oxford Industries, Inc., the Guarantors party thereto and U.S. Bank National Association, as trustee. Incorporated by reference to Exhibit 4.1 to the Company's Form 8-K filed on July 2, 2009.
4.2	Form of 11.375% Senior Secured Note due 2015. Incorporated by reference to Exhibit 4.2 to the Company's Form 8-K filed on July 2, 2009.
10.1	1997 Stock Option Plan, as amended. Incorporated by reference to Exhibit 10(a) to the Company's Form 10-K for the fiscal year ended May 31, 2002.†
10.2	Second Amendment to the 1997 Stock Option Plan. Incorporated by reference to Exhibit 10(s) to the Company's Form 10-K for the fiscal year ended June 2, 2006.†
10.3	Amended and Restated Long-Term Stock Incentive Plan, effective as of March 26, 2009. Incorporated by reference to Appendix A to the Company's Proxy Statement for its Annual Meeting of Shareholders held June 15, 2009, filed on May 11, 2009.†
10.4	Form of Restricted Stock Agreement. Incorporated by reference to Exhibit 10(y) to the Company's Form 10-KT for the eight month transition period ended February 2, 2008.†
10.5	Form of Oxford Industries, Inc. 2009 Restricted Stock Agreement. Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on June 17, 2009.†
10.6	Oxford Industries, Inc. Executive Performance Incentive Plan (as amended and restated, effective March 27, 2008). Incorporated by reference to Appendix A to the Company's Proxy Statement for its Annual Meeting of Shareholders held June 16, 2008, filed on May 13, 2008.†
10.7	Executive Medical Plan. Incorporated by reference to Exhibit 10(d) to the Company's Form 10-K for the fiscal year ended June 3, 2005.†
10.8	Second Amended and Restated Credit Agreement, dated as of August 15, 2008, by and among Oxford Industries, Inc., Tommy Bahama Group, Inc., the Persons party thereto from time to time as Guarantors, the financial institutions party thereto from time to time as lenders, the financial institutions party thereto from time to time as Issuing Banks and SunTrust Bank, as administrative agent. Incorporated by reference to Exhibit 10.10 to the Company's Form 10-K/A for the fiscal year ended January 29, 2011./*\
10.9	Amended and Restated Pledge and Security Agreement, dated as of August 15, 2008, among Oxford Industries, Inc., the other Grantors party thereto and SunTrust Bank, as administrative agent. Incorporated by reference to Exhibit 10.11 to the Company's Form 10-K for the fiscal year ended January 29, 2011.
10.10	Second Amended and Restated Pledge and Security Agreement, dated June 30, 2009, among Oxford Industries, Inc., the other Grantors party thereto and SunTrust Bank, as administrative agent. Incorporated by reference to Exhibit 10.12 to the Company's Form 10-K for the fiscal year ended January 29, 2011.

10.11	Intercreditor Agreement, dated June 30, 2009, between U.S. Bank National Association, as trustee and as collateral agent under the Indenture, and SunTrust Bank, as agent under the ABL Credit Agreement, as acknowledged by the Company and the subsidiaries party thereto. Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on July 2, 2009.
10.12	Registration Rights Agreement, dated June 30, 2009, among Oxford Industries, Inc., the guarantors party thereto, Banc of America Securities LLC, SunTrust Robinson Humphrey, Inc., Credit Suisse Securities (USA) LLC, BB&T Capital Markets, a Division of Scott & Stringfellow, LLC, Morgan Keegan & Company, Inc, Barclays Capital Inc. and PNC Capital Markets LLC. Incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed on July 2, 2009.
10.13	Security Agreement, dated June 30, 2009, among Oxford Industries, Inc., the other Grantors party thereto, U.S. Bank National Association, as collateral agent and as trustee, and each Additional Pari Passu Agent from time to time party thereto. Incorporated by reference to Exhibit 10.15 to the Company's Form 10-K for the fiscal year ended January 29, 2011.
10.14	Oxford Industries, Inc. Deferred Compensation Plan, as amended and restated effective September 1, 2010. Incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the fiscal quarter ended October 30, 2010.†
10.15	First Amendment to the Oxford Industries, Inc. Deferred Compensation Plan, as amended and restated effective September 1, 2010. Incorporated by reference to Exhibit 10.19 to the Company's Form 10-K for the fiscal year ended January 29, 2011.†
10.16	Earnout Agreement, dated as of December 21, 2010, by and among Oxford Industries, Inc., Sugartown Worldwide, Inc., SWI Holdings, Inc. and the other parties thereto. Incorporated by reference to Exhibit 10.20 to the Company's Form 10-K for the fiscal year ended January 29, 2011.
10.21	Employment Agreement, dated as of December 21, 2010, by and between Sugartown Worldwide, Inc. and Scott A. Beaumont. Incorporated by reference to Exhibit 10.21 to the Company's Form 10-K for the fiscal year ended January 29, 2011.†
21	List of Subsidiaries.*
23	Consent of Independent Registered Public Accounting Firm.*
24	Powers of Attorney.*
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101INS	XBRL Instance Document
101SCH	XBRL Taxonomy Extension Schema Document
101CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101DEF	XBRL Taxonomy Extension Definition Linkbase Document
101LAB	XBRL Taxonomy Extension Label Linkbase Document
101PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*
Filed herewith

†
Management contract or compensation plan or arrangement required to be filed as an exhibit to this form pursuant to Item 15(b) of this report.

/*\
Confidential treatment has been granted for certain provisions of this exhibit pursuant to a request filed with the SEC. Omitted material for which confidential treatment has been granted has been filed separately with the SEC.

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

Date: March 29, 2012

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Capacity	Date

/s/ J. HICKS LANIER J. Hicks Lanier		Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	March 29, 2012
/s/ K. SCOTT GRASSMYER K. Scott Grassmyer		Senior Vice President, Chief Financial Officer and Controller (Principal Financial Officer and Principal Accounting Officer)	March 29, 2012
* George C. Guynn		Director	March 29, 2012
* John R. Holder		Director	March 29, 2012
* J. Reese Lanier		Director	March 29, 2012
* Dennis M. Love		Director	March 29, 2012
* Clarence H. Smith		Director	March 29, 2012
* Clyde C. Tuggle		Director	March 29, 2012
* Helen B. Weeks		Director	March 29, 2012
* E. Jenner Wood		Director	March 29, 2012
*By	/s/ THOMAS E. CAMPBELL Thomas E. Campbell as Attorney-in-Fact