Form 10-Q
period 2012-04-28
OXFORD INDUSTRIES INC
filed 2012-06-06
CIK 75288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended APRIL 28, 2012

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of shares outstanding
Title of each class	as of June 1, 2012
Common Stock, $1 par value	16,540,863

OXFORD INDUSTRIES, INC.

INDEX TO FORM 10-Q

For the first quarter of fiscal 2012

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

Our SEC filings and public announcements may include forward-looking statements about future events. Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “will” and similar expressions identify forward-looking statements, which generally are not historical in nature. We intend for all forward-looking statements contained herein, in our press releases or on our website, and all subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf, to be covered by the safe harbor provisions for forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (which Sections were adopted as part of the Private Securities Litigation Reform Act of 1995). Important assumptions relating to these forward-looking statements include, among others, assumptions regarding the impact of economic conditions on consumer demand and spending, particularly in light of general economic uncertainty that continues to prevail, demand for our products, access to capital and/or credit markets on satisfactory terms, timing of shipments requested by our wholesale customers, expected pricing levels, competitive conditions, the timing and cost of planned capital expenditures, costs of products and raw materials we purchase, costs of labor, acquisition and disposition activities, expected outcomes of pending or potential litigation and regulatory actions and disciplined execution by key management. Forward-looking statements reflect our current expectations, based on currently available information, and are not guarantees of performance. Although we believe that the expectations reflected in such forward-looking statements are reasonable, these expectations could prove inaccurate as such statements involve risks and uncertainties, many of which are beyond our ability to control or predict. Should one or more of these risks or uncertainties, or other risks or uncertainties not currently known to us or that we currently deem to be immaterial, materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Important factors relating to these risks and uncertainties include, but are not limited to, those described in Part I, Item 1A. Risk Factors contained in our Annual Report on Form 10-K for fiscal 2011, as updated by Part II, Item 1A. Risk Factors in this report and those described from time to time in our future reports filed with the SEC. We caution that one should not place undue reliance on forward-looking statements, which speak only as of the date on which they are made. We disclaim any intention, obligation or duty to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

DEFINITIONS

Unless the context requires otherwise, the following terms, or words of similar import, have the following meanings:

Our, us or we: Oxford Industries, Inc. and its consolidated subsidiaries

SG&A: Selling, general and administrative expenses

Discontinued operations: The assets and operations of our former Oxford Apparel operating group which we sold in the fourth quarter of fiscal 2010, as discussed in our Annual Report on Form 10-K for fiscal 2011

11 3/8% Senior Secured Notes: Our 11.375% senior secured notes due 2015, as described in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations in this report

SEC: U.S. Securities and Exchange Commission

FASB: Financial Accounting Standards Board

U.S. GAAP: Generally accepted accounting principles in the United States

Fiscal 2013	52 weeks ending February 1, 2014
Fiscal 2012	53 weeks ending February 2, 2013
Fiscal 2011	52 weeks ended January 28, 2012
Fourth quarter fiscal 2012	14 weeks ending February 2, 2013
Third quarter fiscal 2012	13 weeks ending October 27, 2012
Second quarter fiscal 2012	13 weeks ending July 28, 2012
First quarter fiscal 2012	13 weeks ended April 28, 2012
Fourth quarter fiscal 2011	13 weeks ended January 28, 2012
Third quarter fiscal 2011	13 weeks ended October 29, 2011
Second quarter fiscal 2011	13 weeks ended July 30, 2011
First quarter fiscal 2011	13 weeks ended April 30, 2011

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OXFORD INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except par amounts)

	April 28, 2012	January 28, 2012	April 30, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$ 5,679	$ 13,373	$ 47,033
Receivables, net	86,705	59,706	72,263
Inventories, net	85,996	103,420	62,843
Prepaid expenses, net	16,725	19,041	10,912
Deferred tax assets	19,339	19,733	16,266
Assets related to discontinued operations, net	—	—	33,409
Total current assets	214,444	215,273	242,726
Property and equipment, net	97,270	93,206	82,899
Intangible assets, net	165,673	165,193	167,573
Goodwill	16,495	16,495	16,185
Other non-current assets, net	21,107	19,040	21,716
Total Assets	$514,989	$509,207	$531,099
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Trade accounts payable and other accrued expenses	$ 67,165	$ 89,149	$ 73,746
Accrued compensation	16,703	23,334	15,558
Income taxes payable	9,212	—	6,289
Contingent consideration earned and payable	2,500	2,500	—
Short-term debt and current maturities of long-term debt	6,023	2,571	716
Liabilities related to discontinued operations	—	—	4,949
Total current liabilities	101,603	117,554	101,258
Long-term debt, less current maturities	106,991	103,405	147,228
Non-current contingent consideration	11,245	10,645	11,345
Other non-current liabilities	39,446	38,652	43,703
Non-current deferred income taxes	33,614	34,882	30,231
Commitments and contingencies
Shareholders’ Equity:
Common stock, $1.00 par value per common share	16,541	16,522	16,511
Additional paid-in capital	101,090	99,670	96,679
Retained earnings	127,079	111,551	106,700
Accumulated other comprehensive loss	(22,620)	(23,674)	(22,556)
Total shareholders’ equity	222,090	204,069	197,334
Total Liabilities and Shareholders’ Equity	$514,989	$509,207	$531,099

See accompanying notes.

OXFORD INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(UNAUDITED)

(in thousands, except per share amounts)

	First Quarter Fiscal 2012	First Quarter Fiscal 2011
Net sales	$230,953	$208,308
Cost of goods sold	101,739	90,648
Gross profit	129,214	117,660
SG&A	100,808	91,138
Change in fair value of contingent consideration	600	600
Royalties and other operating income	4,982	4,791
Operating income	32,788	30,713
Interest expense, net	3,603	4,804
Earnings from continuing operations before income taxes	29,185	25,909
Income taxes	11,183	8,849
Earnings from continuing operations	18,002	17,060

Earnings from discontinued operations, net of taxes	—	1,040
Net earnings	$ 18,002	$ 18,100

Earnings from continuing operations per common share:
Basic	$ 1.09	$ 1.03
Diluted	$ 1.09	$ 1.03
Earnings from discontinued operations, net of taxes per common share:
Basic	$ 0.00	$ 0.06
Diluted	$ 0.00	$ 0.06
Net earnings per common share:
Basic	$ 1.09	$ 1.10
Diluted	$ 1.09	$ 1.10
Weighted average common shares outstanding:
Basic	16,531	16,515
Dilution	21	10
Diluted	16,552	16,525
Dividends declared per common share	$ 0.15	$ 0.13

See accompanying notes.

OXFORD INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(in thousands)

	First Quarter Fiscal 2012	First Quarter Fiscal 2011
Net earnings	$ 18,002	$ 18,100

Other comprehensive income (loss), net of taxes
Foreign currency translation gain	1,269	1,768
Net unrealized loss on forward foreign currency exchange contracts	(215)	(505)
Total other comprehensive income, net of taxes	1,054	1,263
Comprehensive income	$ 19,056	$ 19,363

See accompanying notes.

OXFORD INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	First Quarter Fiscal 2012	First Quarter Fiscal 2011
Cash Flows From Operating Activities:
Earnings from continuing operations	$ 18,002	$ 17,060
Adjustments to reconcile earnings from continuing operations to net cash provided by (used in) operating activities:
Depreciation	5,772	4,821
Amortization of intangible assets	256	298
Change in fair value of contingent consideration	600	600
Amortization of deferred financing costs and bond discount	376	487
Stock compensation expense	761	864
Deferred income taxes	(1,050)	3,819
Changes in working capital:
Receivables	(26,638)	(20,962)
Inventories	17,889	23,003
Prepaid expenses	2,263	1,110
Current liabilities	(19,798)	(13,631)
Other non-current assets	(2,326)	756
Other non-current liabilities	781	(1,009)
Net cash provided by (used in) operating activities	(3,112)	17,216
Cash Flows From Investing Activities:
Purchases of property and equipment	(9,633)	(3,634)
Net cash used in investing activities	(9,633)	(3,634)
Cash Flows From Financing Activities:
Repayment of revolving credit arrangements	(64,886)	(12,283)
Proceeds from revolving credit arrangements	71,670	12,978
Proceeds from issuance of common stock	680	939
Dividends on common stock	(2,475)	(2,142)
Net cash provided by (used in) financing activities	4,989	(508)
Cash Flows from Discontinued Operations:
Net cash used in discontinued operations	—	(10,413)

Net change in cash and cash equivalents	(7,756)	2,661
Effect of foreign currency translation on cash and cash equivalents	62	278
Cash and cash equivalents at the beginning of year	13,373	44,094
Cash and cash equivalents at the end of period	$ 5,679	$ 47,033

Supplemental disclosure of cash flow information:
Cash paid for interest, net, including interest paid for discontinued operations	$ 82	$ 306
Cash paid (refunded) for income taxes, including income taxes paid for discontinued operations	$ (351)	$ 27,344

See accompanying notes.

OXFORD INDUSTRIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FIRST QUARTER OF FISCAL 2012

1.                                      Basis of Presentation:  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial reporting and the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP.  We believe the accompanying unaudited condensed consolidated financial statements reflect all normal, recurring adjustments that are necessary for a fair presentation of our financial position and results of operations as of the dates and for the periods presented.  Results of operations for the interim periods presented are not necessarily indicative of results to be expected for our full fiscal year.  The accounting policies applied during the interim periods presented are consistent with the significant accounting policies described in our Annual Report on Form 10-K for fiscal 2011.

In May 2011, the FASB amended ASC 820 “Fair Value Measurements and Disclosures” in order to clarify existing guidance in U.S. GAAP, better align ASC 820 with International Accounting Standards and require additional fair value disclosures.  The amendments to ASC 820 were adopted by us in the first quarter of fiscal 2012, with all amendments applied prospectively with changes in measurements, if any, recognized in earnings in the first quarter of fiscal 2012. The adoption of the amendments to ASC 820 in the first quarter of fiscal 2012 did not have a material impact on our consolidated financial statements.

2.                                      Inventories: The components of inventories as of the dates specified are summarized as follows (in thousands):

	April 28, 2012	January 28, 2012	April 30, 2011
Finished goods	$127,833	$143,482	$101,150
Work in process	4,378	6,244	3,639
Fabric, trim and supplies	6,161	6,070	4,008
LIFO reserve	(52,376)	(52,376)	(45,954)
Total	$ 85,996	$103,420	$ 62,843

LIFO accounting adjustments, which we consider to include changes in the LIFO reserve as well as the impact of changes in inventory reserves related to lower of cost or market adjustments that do not exceed the LIFO reserve, were a charge of $0.2 million in the first quarter of fiscal 2012 and a credit of $0.6 million in the first quarter of fiscal 2011.

3.                                      Debt: The following table details our debt (in thousands) as of the dates specified:

	April 28, 2012	January 28, 2012	April 30, 2011

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

	$ 3,471	$ —	$ —
£7 million Senior Secured Revolving Credit Facility (“U.K. Revolving Credit Agreement”), which accrues interest at the bank’s base rate plus as much as 3.5%, requires interest payments monthly with principal payable on demand and is collateralized by substantially all of the United Kingdom assets of Ben Sherman	6,023	2,571	716

11.375% Senior Secured Notes (“11 3/8% Senior Secured Notes”), which accrue interest at an annual rate of 11.375% (effective interest rate of 12%) and require interest payments semi-annually in January and July of each year, require payment of principal at maturity (July 2015), are subject to certain prepayment penalties, are secured by a first priority interest in all U.S. registered trademarks and certain related rights and certain real property owned in fee simple of Oxford Industries, Inc. and substantially all of its consolidated domestic subsidiaries and a second priority interest in those assets in which the lenders under the U.S. Revolving Credit Agreement have a first priority interest (1)

	105,000	105,000	150,000
Unamortized discount	(1,480)	(1,595)	(2,772)
Total debt	113,014	105,976	147,944
Short-term debt and current maturities of long-term debt	(6,023)	(2,571)	(716)
Long-term debt, less current maturities	$106,991	$103,405	$147,228

(1)          In the second and third quarters of fiscal 2011, we repurchased, in privately negotiated transactions, $45.0 million in aggregate principal amount of our 11 3/8% Senior Secured Notes for $52.2 million, plus accrued interest. The repurchase of the 11 3/8% Senior Secured Notes and related write-off of approximately $1.0 million of unamortized deferred financing costs and $0.8 million of unamortized bond discount resulted in a loss on repurchase of senior notes of approximately $9.0 million.

The net book value of our 11 3/8% Senior Secured Notes as of April 28, 2012 was approximately $103.5 million. As of April 28, 2012, we estimated that the fair value of our 11 3/8% Senior Secured Notes was approximately $112.0 million. On or after July 15, 2012, we may redeem all or a portion of the 11 3/8% Senior Secured Notes at redemption prices specified in the indenture governing the notes. We anticipate that payment for principal and the 5.688% redemption premium to redeem the notes on or after July 15, 2012 (but before July 15, 2013) would be approximately $111.0 million, plus accrued and unpaid interest of approximately $6.0 million if the notes were to be redeemed on July 16, 2012.

4.                                      Operating Group Information:  Our business is primarily operated through our four operating groups: Tommy Bahama, Lilly Pulitzer, Ben Sherman and Lanier Clothes, as disclosed in our Annual Report on Form 10-K for fiscal 2011. We identify our operating groups based on the way our management organizes the components of our business for purposes of allocating resources and assessing performance. The table below presents certain information (in thousands) about our operating groups, as well as Corporate and Other, which is a reconciling category for reporting purposes.

	First Quarter Fiscal 2012	First Quarter Fiscal 2011
Net Sales
Tommy Bahama	$141,134	$122,903
Lilly Pulitzer	35,633	29,873
Ben Sherman	17,352	19,421
Lanier Clothes	33,007	32,973
Corporate and Other	3,827	3,138
Total Net Sales	$230,953	$208,308
Depreciation and Amortization
Tommy Bahama	$4,321	$3,522
Lilly Pulitzer	506	468
Ben Sherman	674	580
Lanier Clothes	97	109
Corporate and Other	430	440
Total Depreciation and Amortization	$6,028	$5,119
Operating Income
Tommy Bahama	$25,564	$23,770
Lilly Pulitzer	11,012	7,015
Ben Sherman	(2,740)	(826)
Lanier Clothes	4,046	4,725
Corporate and Other	(5,094)	(3,971)
Total Operating Income	32,788	30,713
Interest expense, net	3,603	4,804
Earnings from Continuing Operations Before Income Taxes	$29,185	$25,909

5.                          Consolidating Financial Data of Subsidiary Guarantors:  Our 11 3/8% Senior Secured Notes are guaranteed by substantially all of our wholly owned domestic subsidiaries (“Subsidiary Guarantors”). All guarantees are full and unconditional. For consolidated financial reporting purposes, non-guarantors consist of our subsidiaries which are organized outside the United States and certain domestic subsidiaries. We use the equity method of accounting with respect to our investment in subsidiaries included in other non-current assets in our condensed consolidating financial statements. Set forth below are our condensed consolidating balance sheets as of April 28, 2012, January 28, 2012 and April 30, 2011 (in thousands) as well as our condensed consolidating statements of earnings for the first quarter of fiscal 2012 and fiscal 2011 (in thousands) and our condensed consolidating statements of cash flows for the first quarter of fiscal 2012 and fiscal 2011 (in thousands).

OXFORD INDUSTRIES, INC.

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEETS

April 28, 2012

	Oxford Industries (Parent)	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidating Adjustments	Consolidated Total
ASSETS
Cash and cash equivalents	$ 880	$ 1,381	$ 3,418	$ —	$ 5,679
Receivables, net	23,931	45,614	36,900	(19,740)	86,705
Inventories, net	(21,077)	94,759	13,708	(1,394)	85,996
Prepaid expenses and deferred tax assets	19,080	13,818	7,049	(3,883)	36,064
Total current assets	22,814	155,572	61,075	(25,017)	214,444
Property and equipment, net	7,972	81,274	8,024	—	97,270
Goodwill and intangible assets, net	—	157,969	24,199	—	182,168
Other non-current assets, net	632,715	149,269	7,185	(768,062)	21,107
Total Assets	$663,501	$ 544,084	$100,483	$(793,079)	$514,989

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities	$ 24,424	$ 64,474	$ 28,900	$ (16,195)	$101,603
Long-term debt, less current maturities	106,991	—	—	—	106,991
Other non-current liabilities, including non-current contingent consideration	313,604	(300,638)	149,922	(112,197)	50,691
Non-current deferred income taxes	(3,608)	31,275	5,947	—	33,614
Total shareholders’/invested equity	222,090	748,973	(84,286)	(664,687)	222,090
Total Liabilities and Shareholders’ Equity	$663,501	$ 544,084	$100,483	$(793,079)	$514,989

OXFORD INDUSTRIES, INC.

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEETS

January 28, 2012

	Oxford Industries (Parent)	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidating Adjustments	Consolidated Total
ASSETS
Cash and cash equivalents	$ 8,416	$ 1,818	$ 3,139	$ —	$ 13,373
Receivables, net	16,082	1,569	68,194	(26,139)	59,706
Inventories, net	(15,653)	104,239	16,247	(1,413)	103,420
Prepaid expenses and deferred tax assets	19,522	14,431	5,887	(1,066)	38,774
Total current assets	28,367	122,057	93,467	(28,618)	215,273
Property and equipment, net	8,094	78,402	6,710	—	93,206
Goodwill and intangible assets, net	—	158,163	23,525	—	181,688
Other non-current assets, net	613,720	149,268	5,237	(749,185)	19,040
Total Assets	$650,181	$507,890	$128,939	$(777,803)	$509,207

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities	$ 25,821	$ 55,100	$ 56,418	$ (19,785)	$117,554
Long-term debt, less current maturities	103,405	—	—	—	103,405
Other non-current liabilities, including non-current contingent consideration	319,882	(308,380)	149,991	(112,196)	49,297
Non-current deferred income taxes	(2,996)	32,128	5,750	—	34,882
Total shareholders’/invested equity	204,069	729,042	(83,220)	(645,822)	204,069
Total Liabilities and Shareholders’ Equity	$650,181	$ 507,890	$128,939	$(777,803)	$509,207

OXFORD INDUSTRIES, INC.

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEETS

April 30, 2011

	Oxford Industries (Parent)	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidating Adjustments	Consolidated Total
ASSETS
Cash and cash equivalents	$ 40,734	$ 1,255	$ 5,044	$ —	$ 47,033
Receivables, net	11,518	25,999	47,767	(13,021)	72,263
Inventories, net	(20,728)	75,609	8,720	(758)	62,843
Prepaid expenses and deferred tax assets	17,227	11,186	2,648	(3,883)	27,178
Assets related to discontinued operations, net	33,409	—	—	—	33,409
Total current assets	82,160	114,049	64,179	(17,662)	242,726
Property and equipment, net	7,017	71,578	4,304	—	82,899
Goodwill and intangible assets, net	—	158,618	25,140	—	183,758
Other non-current assets, net	602,112	143,219	4,153	(727,768)	21,716
Total Assets	$691,289	$ 487,464	$97,776	$(745,430)	$531,099

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities related to continuing operations	$ 15,882	$ 59,167	$ 35,838	$ (14,578)	$ 96,309
Current liabilities related to discontinued operations	4,949	—	—	—	4,949
Long-term debt, less current maturities	147,228	—	—	—	147,228
Other non-current liabilities, including non-current contingent consideration	330,114	(314,051)	145,780	(106,795)	55,048
Non-current deferred income taxes	(4,218)	27,883	6,566	—	30,231
Total shareholders’/invested equity	197,334	714,465	(90,408)	(624,057)	197,334
Total Liabilities and Shareholders’ Equity	$691,289	$ 487,464	$ 97,776	$(745,430)	$531,099

OXFORD INDUSTRIES, INC.

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS

First Quarter Fiscal 2012

	Oxford Industries (Parent)	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidating Adjustments	Consolidated Total
Net sales	$36,867	$182,546	$18,385	$(6,845)	$230,953
Cost of goods sold	25,757	71,275	7,961	(3,254)	101,739
Gross profit	11,110	111,271	10,424	(3,591)	129,214
SG&A including change in fair value of contingent consideration	7,984	82,714	14,363	(3,653)	101,408
Royalties and other operating income	—	3,247	1,777	(42)	4,982
Operating income	3,126	31,804	(2,162)	20	32,788
Interest (income) expense, net	3,999	(1,274)	878	—	3,603
Income from equity investment	17,771	—	—	(17,771)	—
Earnings from continuing operations before income taxes	16,898	33,078	(3,040)	(17,751)	29,185
Income taxes (benefit)	(1,091)	13,187	(920)	7	11,183
Net earnings	17,989	19,891	(2,120)	(17,758)	18,002
Total other comprehensive income, net of taxes	1,054	—	1,054	(1,054)	1,054
Comprehensive income	$19,043	$19,891	$(1,066)	$(18,812)	$19,056

OXFORD INDUSTRIES, INC.

CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS

First Quarter Fiscal 2011

	Oxford Industries (Parent)	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidating Adjustments	Consolidated Total
Net sales	$35,721	$159,001	$21,692	$(8,106)	$208,308
Cost of goods sold	24,435	62,641	8,269	(4,697)	90,648
Gross profit	11,286	96,360	13,423	(3,409)	117,660
SG&A including change in fair value of contingent consideration	10,314	73,189	12,478	(4,243)	91,738
Royalties and other operating income	53	2,913	1,882	(57)	4,791
Operating income	1,025	26,084	2,827	777	30,713
Interest (income) expense, net	4,427	(1,197)	759	815	4,804
Income from equity investment	21,901	—	—	(21,901)	—
Earnings from continuing operations before income taxes	18,499	27,281	2,068	(21,939)	25,909
Income taxes (benefit)	1,273	7,336	254	(14)	8,849
Earnings from continuing operations	17,226	19,945	1,814	(21,925)	17,060
Earnings from discontinued operations, net of taxes	897	143	—	—	1,040
Net earnings	18,123	20,088	1,814	(21,925)	18,100
Total other comprehensive income, net of taxes	1,263	—	1,263	(1,263)	1,263
Comprehensive income	$19,386	$20,088	$3,077	$(23,188)	$19,363

OXFORD INDUSTRIES, INC.

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

First Quarter Fiscal 2012

	Oxford Industries (Parent)	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidating Adjustments	Consolidated Total
Cash Flows From Operating Activities:
Net cash provided by (used in) operating activities	$(2,186)	$381	$(1,473)	$166	$(3,112)
Cash Flows from Investing Activities:
Net cash used in investing activities	(427)	(7,640)	(1,566)	—	(9,633)
Cash Flows from Financing Activities:
Change in debt	3,472	—	3,312	—	6,784
Proceeds from issuance of common stock	680	—	—	—	680
Change in intercompany payable	(6,600)	6,822	(56)	(166)	—
Dividends on common stock	(2,475)	—	—	—	(2,475)
Net cash provided by (used in) financing activities	(4,923)	6,822	3,256	(166)	4,989
Net change in Cash and Cash Equivalents	(7,536)	(437)	217	—	(7,756)
Effect of foreign currency translation	—	—	62	—	62
Cash and Cash Equivalents at the Beginning of Period	8,416	1,818	3,139	—	13,373
Cash and Cash Equivalents at the End of Period	$880	$1,381	$3,418	$—	$5,679

OXFORD INDUSTRIES, INC.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

First Quarter Fiscal 2011

	Oxford Industries (Parent)	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidating Adjustments	Consolidated Total
Cash Flows From Operating Activities:
Net cash provided by (used in) operating activities	$6,304	$15,681	$(3,269)	$(1,500)	$17,216
Cash Flows from Investing Activities:
Net cash used in investing activities	(408)	(3,203)	(23)	—	(3,634)
Cash Flows from Financing Activities:
Change in debt	—	—	695	—	695
Proceeds from issuance of common stock	939	—	—	—	939
Change in intercompany payable	8,245	(12,356)	2,611	1,500	—
Dividends on common stock	(2,142)	—	—	—	(2,142)
Net cash provided by (used in) financing activities	7,042	(12,356)	3,306	1,500	(508)
Cash Flows from Discontinued Operations:
Net cash provided by (used in) discontinued operations	(13,334)	324	2,597	—	(10,413)
Net change in Cash and Cash Equivalents	(396)	446	2,611	—	2,661
Effect of foreign currency translation	—	—	278	—	278
Cash and Cash Equivalents at the Beginning of Period	41,130	809	2,155	—	44,094
Cash and Cash Equivalents at the End of Period	$40,734	$1,255	$5,044	$—	$47,033

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and the notes to the unaudited condensed consolidated financial statements contained in this report and the consolidated financial statements, notes to consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for fiscal 2011.

OVERVIEW

We generate revenues and cash flow primarily through our design, sourcing, marketing and distribution of branded apparel products bearing the trademarks of our owned lifestyle brands as well as certain licensed and private label apparel products. We distribute our products through our direct to consumer channels, including our retail stores, e-commerce websites and restaurants, and our wholesale distribution channel, which includes better department stores, specialty stores, national chains, specialty catalogs and Internet retailers. In fiscal 2011, more than 90% of our consolidated net sales were to customers located in the United States, with the remainder primarily being sales of our Ben Sherman products in the United Kingdom and Europe. We source substantially all of our products through third party manufacturers located outside of the United States and United Kingdom.

We operate in highly competitive domestic and international markets in which numerous U.S.-based and foreign apparel firms compete. No single apparel firm or small group of apparel firms, dominate the apparel industry and our direct competitors vary by operating group. We believe that the principal competitive factors in the apparel industry are the reputation, value and image of our brand names; design; consumer preference; price; quality; marketing; and customer service. We believe our ability to compete successfully in styling and marketing is directly related to our proficiency in foreseeing changes and trends in fashion and consumer preference, and presenting appealing products for consumers. In some instances, a retailer that is our customer may compete directly with us by offering certain of their own competing products, some of which may be sourced directly by our customer, in their own retail stores. Additionally, the apparel industry is cyclical and dependent upon the overall level of discretionary consumer spending, which changes as regional, domestic and international economic conditions change. Often, negative economic conditions have a longer and more severe impact on the apparel and retail industry than the conditions have on other industries.

The global economic environment and resulting economic uncertainty that began in fiscal 2008 continue to impact each of our operating groups, and the apparel industry as a whole. Although declines in consumer spending in the United States have moderated, unemployment levels remain high, the retail environment remains highly promotional and a significant amount of economic uncertainty remains. The economies in the United Kingdom and Europe, which are important to our Ben Sherman operating group operations, continue to show more sluggish economic conditions than the economic conditions in the United States.

While we anticipate sales of our products may continue to be negatively impacted as long as there is an elevated level of economic uncertainty, we believe that our operating groups have significant opportunities for long-term growth. We believe that each of our lifestyle brands has opportunities for growth in its direct to consumer businesses through expansion of our retail store operations as well as increases in same store and e-commerce sales. We also believe that our lifestyle brands provide an opportunity for moderate sales increases in our wholesale businesses primarily from our current customers adding to their existing door count and the selective addition of new wholesale customers.

Although the challenging economic conditions continue to have an impact on our business and the apparel industry as a whole, and we continue to focus on minimizing inventory markdown risk and promotional pressure, we were more aggressive in our inventory purchases for fiscal 2011 and the first quarter of fiscal 2012 and anticipate continuing to purchase inventory more aggressively for the remainder of fiscal 2012 if the economic conditions continue to show improvement. The second half of fiscal 2011 was impacted by pricing pressures on raw materials, fuel, transportation, labor and other costs necessary for the production and sourcing of apparel products, and these pricing pressures have continued into the first half of fiscal 2012. We anticipate that these increased product costs may moderate in the second half of fiscal 2012, which along with an anticipated increase in the proportion of our consolidated sales represented by the higher gross margin Tommy Bahama and Lilly Pulitzer businesses may provide an opportunity for some consolidated gross margin improvements compared to the second half of fiscal 2011.

We continue to believe it is important to focus on maintaining a strong balance sheet and ample liquidity, and we believe that our strong balance sheet and liquidity coupled with positive cash flow from operations will provide us sufficient resources to fund future investments in our owned lifestyle brands. In the future, we may add additional lifestyle brands to our portfolio, if we identify appropriate lifestyle brands which meet our investment criteria; however, we believe that we have significant opportunities to appropriately deploy our capital and resources in our existing owned lifestyle brands even absent any future acquisition.

Further, although we have not entered into any arrangements as of the date of this report, we currently believe that it is likely that we will redeem all of our outstanding 11 3/8% Senior Secured Notes in July 2012, when the notes initially become redeemable at 105.688% of the principal amount, together with the payment of accrued and unpaid interest. In order to fund this redemption and ensure adequate liquidity, we intend to amend and restate our existing $175 million U.S. Revolving Credit Agreement to, among other things, increase the size of the facility and extend its August 2013 maturity date. We anticipate that this change in our capital structure, if completed, would result in substantial interest savings but will also increase our exposure in future periods to variable interest rates compared to our current exposure.

The following table sets forth our consolidated operating results (in thousands, except per share amounts) for the first quarter of fiscal 2012 compared to the first quarter of fiscal 2011:

	First Quarter Fiscal 2012	First Quarter Fiscal 2011
Net sales	$230,953	$208,308
Operating income	$ 32,788	$ 30,713
Earnings from continuing operations	$ 18,002	$ 17,060
Earnings from continuing operations per diluted common share	$ 1.09	$ 1.03
Earnings from discontinued operations, net of taxes	$ —	$ 1,040
Earnings from discontinued operations, net of taxes per diluted common share	$ —	$ 0.06
Net earnings	$ 18,002	$ 18,100
Net earnings per diluted common share	$ 1.09	$ 1.10

The primary reasons for the improvement in earnings from continuing operations were:

•                  An increase in net sales in both the Tommy Bahama and Lilly Pulitzer operating groups; and

•                  Lower interest expense in the first quarter of fiscal 2012 due to our reduction of debt as a result of our repurchase of $45.0 million in aggregate principal amount of our 11 3/8% Senior Secured Notes in fiscal 2011.

These items were partially offset by:

•                  Lower gross margins at Ben Sherman and Lanier Clothes, primarily due to product costing pressures and competitive factors, and the net impact of LIFO accounting, partially offset by a change in sales mix as well as no purchase accounting charges impacting cost of goods sold in the first quarter of fiscal 2012;

•                  An increase in SG&A, which was primarily due to (1) the incremental SG&A associated with the operation of retail stores opened in fiscal 2011 and fiscal 2012 and (2) certain infrastructure and other costs related to the Tommy Bahama international expansion; and

•                  A higher effective tax rate due to the first quarter of fiscal 2011 being impacted by certain favorable discrete items.

OPERATING GROUPS

Our business is primarily operated through our four operating groups: Tommy Bahama, Lilly Pulitzer, Ben Sherman and Lanier Clothes. We identify our operating groups based on the way our management organizes the components of our business for purposes of allocating resources and assessing performance.

Tommy Bahama designs, sources and markets collections of men’s and women’s sportswear and related products. The target consumers of Tommy Bahama are primarily affluent men and women age 35 and older who embrace a relaxed and casual approach to daily living. Tommy Bahama® products can be found in our owned Tommy Bahama retail stores and on our Tommy Bahama e-commerce website, www.tommybahama.com, as well as in better department stores and independent specialty stores throughout the United States and licensed Tommy Bahama retail stores outside the United States. We also operate Tommy Bahama restaurants and license the Tommy Bahama name for various product categories. As of April 28, 2012, we operated 96 owned Tommy Bahama retail stores, including 62 full-price stores, 13 restaurant-retail locations and 21 outlet stores. This store count includes both our 95 domestic and one international owned retail store locations.

Lilly Pulitzer designs, sources and distributes upscale collections of women’s and girl’s dresses, sportswear and other products. Lilly Pulitzer was originally created in the late 1950’s and is an affluent brand with a heritage and aesthetic based on the Palm Beach resort lifestyle. The brand is somewhat unique among women’s brands in that it has demonstrated multi-generational appeal, including young women in college or recently graduated from college; young mothers with their daughters; and women who are not tied to the academic calendar. Lilly Pulitzer® products can be found in our owned Lilly Pulitzer stores, in Lilly Pulitzer Signature Stores and on our Lilly Pulitzer website, www.lillypulitzer.com, as well as in better department and independent specialty stores. We also license the Lilly Pulitzer name for various product categories. As of April 28, 2012, we operated 17 owned Lilly Pulitzer retail stores.

Ben Sherman is a London-based designer, marketer and distributor of men’s branded sportswear and related products. Ben Sherman was established in 1963 as an edgy shirt brand that was adopted by the “Mods” and has throughout its history been inspired by what is new and current in British art, music, culture and style. The brand has evolved into a British modernist lifestyle brand of apparel targeted at style conscious men ages 25 to 40 in multiple markets throughout the world. Ben Sherman® products can be found in better department stores, a variety of independent specialty stores and our owned and licensed Ben Sherman retail stores, as well as on Ben Sherman e-commerce websites. We also license the Ben Sherman name for various product categories. As of April 28, 2012, we operated 16 owned Ben Sherman international and domestic retail stores, including five outlet stores.

Lanier Clothes designs, sources and markets branded and private label men’s tailored clothing, including suits, sportcoats, suit separates and dress slacks across a wide range of price points, with the majority of the business at moderate price points. Our Lanier Clothes branded products are sold under certain trademarks licensed to us by third parties including Kenneth Cole®, Dockers®, Geoffrey Beene® and Ike Behar®. Additionally, we design and market products for our owned Billy London®, Arnold Brant® and Oxford Republic® brands. In addition to the branded businesses, Lanier Clothes designs and sources certain private label tailored clothing products. Significant private label brands for which we produce tailored clothing include Lands’ End, Stafford, Alfani, Structure, and Kenneth Roberts. Our Lanier Clothes products are sold to national chains, department stores, specialty stores, specialty catalog retailers and discount retailers throughout the United States.

Corporate and Other is a reconciling category for reporting purposes and includes our corporate offices, substantially all financing activities, elimination of inter-segment sales, LIFO inventory accounting adjustments, other costs that are not allocated to the operating groups and operations of our other businesses which are not included in our four operating groups. The operations that are included in Corporate and Other include our Oxford Golf business and our Lyons, Georgia distribution center.

For further information regarding our operating groups, see Note 4 to our unaudited condensed consolidated financial statements included in this report and Part I, Item 1. Business in our Annual Report on Form 10-K for fiscal 2011.

RESULTS OF OPERATIONS

FIRST QUARTER OF FISCAL 2012 COMPARED TO FIRST QUARTER OF FISCAL 2011

The following table sets forth the specified line items in our unaudited condensed consolidated statements of earnings both in dollars (in thousands) and as a percentage of net sales. The table also sets forth the dollar change and the percentage change of the data as compared to the same period of the prior year. We have calculated all percentages based on actual data, but percentage columns may not add due to rounding. For purposes of the tables below, “NM” means not meaningful. Individual line items of our consolidated statements of earnings may not be directly comparable to those of our competitors, as classification of certain expenses may vary by company.

First Quarter
	Fiscal 2012		Fiscal 2011		$ Change	% Change
Net sales	$ 230,953	100.0%	$ 208,308	100.0%	$ 22,645	10.9%
Cost of goods sold	101,739	44.1%	90,648	43.5%	11,091	12.2%
Gross profit	129,214	55.9%	117,660	56.5%	11,554	9.8%
SG&A	100,808	43.6%	91,138	43.8%	9,670	10.6%
Change in fair value of contingent consideration	600	0.3%	600	0.3%	—	—
Royalties and other operating income	4,982	2.2%	4,791	2.3%	191	4.0%
Operating income	32,788	14.2%	30,713	14.7%	2,075	6.8%
Interest expense, net	3,603	1.6%	4,804	2.3%	(1,201)	(25.0)%
Earnings from continuing operations before income taxes	29,185	12.6%	25,909	12.4%	3,276	12.6%
Income taxes	11,183	4.8%	8,849	4.2%	2,334	26.4%
Earnings from continuing operations	18,002	7.8%	17,060	8.2%	942	5.5%
Earnings from discontinued operations, net of taxes	—	—	1,040	NM	(1,040)	NM
Net earnings	$ 18,002	NM	$ 18,100	NM	$ (98)	NM

The discussion and tables below compare certain line items included in our statements of earnings for the first quarter of fiscal 2012 to the first quarter of fiscal 2011. Each dollar and percentage change provided reflects the change between these periods unless indicated otherwise. Each dollar and share amount included in the tables is in thousands except for per share amounts.

Net Sales

	First Quarter	First Quarter
	Fiscal 2012	Fiscal 2011	$ Change	% Change
Tommy Bahama	$ 141,134	$ 122,903	$ 18,231	14.8%
Lilly Pulitzer	35,633	29,873	5,760	19.3%
Ben Sherman	17,352	19,421	(2,069)	(10.7)%
Lanier Clothes	33,007	32,973	34	0.1%
Corporate and Other	3,827	3,138	689	22.0%
Total net sales	$ 230,953	$ 208,308	$ 22,645	10.9%

Consolidated net sales increased $22.6 million, or 10.9%, in the first quarter of fiscal 2012 compared to the first quarter of fiscal 2011 primarily due to the increase in net sales at Tommy Bahama and Lilly Pulitzer partially offset by the decrease in net sales at Ben Sherman, each as discussed below.

Tommy Bahama:

The 14.8% increase in net sales for Tommy Bahama was primarily driven by increased sales in both the direct to consumer and wholesale distribution channels with the largest percentage increase in the direct to consumer business. The increased sales in the direct to consumer business resulted from a high single digit increase in comparable full-price retail store sales, net sales at retail stores opened during fiscal 2011 and fiscal 2012 and a significant increase in e-commerce sales. Tommy Bahama unit sales increased by 10.6% due to the higher volume in each distribution channel, and the average selling price per unit increased by 5.1%, primarily as a result of the higher proportion of net sales from the direct to consumer channel of distribution and higher product sales prices reflecting price increases that were initiated during fiscal 2011. As of April 28, 2012, Tommy Bahama operated 96 retail stores compared to 89 retail stores as of April 30, 2011.

Lilly Pulitzer:

The 19.3% increase in net sales for Lilly Pulitzer was driven by increased sales in both the direct to consumer and wholesale distribution channels with the largest percentage increase in the direct to consumer portion of the business, as a result of higher comparable store sales, the operation of one additional retail store during the first quarter of fiscal 2012 and a significant increase in e-commerce sales. Unit sales increased by 23.3% due to the higher volume in each distribution channel, while the average selling price per unit decreased by 3.3% despite a greater percentage of Lilly Pulitzer sales being direct to consumer sales. The decreased selling price per unit resulted from a change in product mix as sportswear, which often sells at lower price points than woven dresses, represented a greater proportion of the Lilly Pulitzer business.

Ben Sherman:

Net sales for Ben Sherman decreased by approximately 10.7% in the first quarter of fiscal 2012 compared to the first quarter of fiscal 2011. The decrease in net sales for Ben Sherman was primarily driven by a reduction in unit volume of 18.1% primarily attributable to the difficult economic conditions in the United Kingdom and Europe and our strategy to improve the wholesale distribution of the brand. The reduction in units sold was partially offset by an increase in the average selling price per unit of 9.2%. The increase in average selling price per unit was primarily due to (1) our strategy to improve the wholesale distribution of the brand and (2) a greater proportion of Ben Sherman’s sales being retail sales, which generally have higher selling prices. These two items, which had a positive impact on average selling price per unit, were partially offset by an unfavorable foreign currency translation impact resulting from a 1.5% change in average exchange rates between the two periods.

Lanier Clothes:

Net sales for Lanier Clothes were relatively flat. The average selling price per unit increased 4.8% as a result of the change in sales mix as our branded tailored clothing products, which typically have a higher average selling price than our private label products, represented a greater percentage of net sales for Lanier Clothes. A decrease in unit sales of 4.5% was primarily driven by the decreased unit sales in the private label businesses, which was partially offset by an increase in unit sales of branded tailored clothing products.

Corporate and Other:

Corporate and Other net sales primarily consisted of the net sales of our Oxford Golf business and our Lyons, Georgia distribution center. The increase in the net sales for Corporate and Other was primarily driven by the higher net sales in our Oxford Golf business during the first quarter of fiscal 2012.

Gross Profit

	First Quarter	First Quarter
	Fiscal 2012	Fiscal 2011	$ Change	% Change
Gross profit	$ 129,214	$ 117,660	$ 11,554	9.8%
Gross margin (gross profit as a % of net sales)	55.9%	56.5%
LIFO charges (credits) included in gross profit	$ 223	$ (602)
Purchase accounting charge related to write-up of acquired inventory included in gross profit	$ —	$ 996

The 9.8% increase in gross profit in the first quarter of fiscal 2012 compared to the first quarter of fiscal 2011 was primarily due to the 10.9% increase in net sales, as discussed above. The first quarter of fiscal 2012 experienced a decrease in gross margins primarily resulting from product cost increases and competitive factors impacting gross margins in Ben Sherman and Lanier Clothes subsequent to the first quarter of fiscal 2011, and the net negative impact of LIFO accounting adjustments between the two periods, which were partially offset by changes in sales mix from the prior year and the first quarter of fiscal 2012 not including any purchase accounting charges. During the first quarter of fiscal 2012, the changes in sales mix included an increased proportion of sales being sales of the higher gross margin Tommy Bahama and Lilly Pulitzer brands and an increased proportion of sales being sales of the higher gross margin direct to consumer businesses rather than wholesale sales.

We believe that certain of the year-over-year gross margin pressures impacting our operating groups may begin to ease in the second half of fiscal 2012 as certain of the higher product costs experienced during the second half of fiscal 2011 and the first half of fiscal 2012 are expected to moderate. However, we expect that certain competitive factors impacting Lanier Clothes and Ben Sherman may continue into the second half of fiscal 2012. Our gross profit may not be directly comparable to those of our competitors, as statement of earnings classification of certain expenses may vary by company.

SG&A

	First Quarter	First Quarter
	Fiscal 2012	Fiscal 2011	$ Change	% Change
SG&A	$ 100,808	$ 91,138	$ 9,670	10.6%
SG&A (as % of net sales)	43.6%	43.8%

The increase in SG&A was primarily due to (1) the incremental SG&A in the first quarter of fiscal 2012 associated with operating Tommy Bahama retail stores which opened during fiscal 2011 and the first quarter of fiscal 2012, (2) the rent charge associated with our Tommy Bahama New York location, which in accordance with U.S. GAAP is required to be recognized as an ongoing expense of the store at the time we took possession of the space despite the store not opening and no cash payments for the rent required until later in the year, and (3) certain infrastructure and other costs related to the Tommy Bahama international expansion into Asia. The first quarter of fiscal 2012 included charges of approximately $2.4 million related to the Tommy Bahama New York store and the Tommy Bahama international expansion into Asia. SG&A as a percentage of net sales benefitted from leveraging, as our net sales increased at a greater rate than the increase in SG&A, as certain SG&A costs do not fluctuate with sales levels. SG&A for both the first quarter of fiscal 2012 and the first quarter of fiscal 2011 included charges of $0.3 million related to the amortization of intangible assets.

Change in fair value of contingent consideration

	First Quarter	First Quarter
	Fiscal 2012	Fiscal 2011	$ Change	% Change
Change in fair value of contingent consideration	$ 600	$ 600	$ —	—%

Change in fair value of contingent consideration reflects the current period impact of the change in fair value of the contingent consideration obligation associated with the Lilly Pulitzer acquisition, as discussed in our Annual Report on Form 10-K for fiscal 2011. We anticipate that the change in contingent consideration for the full year of fiscal 2012 will be approximately $2.4 million; however, that amount could change significantly depending upon whether there are any changes in future periods to our assumptions about the probability of payment of the contingent consideration, appropriate discount rate or other factors.

Royalties and other operating income

	First Quarter	First Quarter
	Fiscal 2012	Fiscal 2011	$ Change	% Change
Royalties and other operating income	$ 4,982	$ 4,791	$ 191	4.0%

The increase in royalties and other operating income was primarily due to higher royalty income in the Lilly Pulitzer business during the first quarter of fiscal 2012 compared to the first quarter of fiscal 2011.

Operating income (loss)

	First Quarter	First Quarter
	Fiscal 2012	Fiscal 2011	$ Change	% Change
Tommy Bahama	$ 25,564	$ 23,770	$ 1,794	7.5%
Lilly Pulitzer	11,012	7,015	3,997	57.0%
Ben Sherman	(2,740)	(826)	(1,914)	(231.7)%
Lanier Clothes	4,046	4,725	(679)	(14.4)%
Corporate and Other	(5,094)	(3,971)	(1,123)	(28.3)%
Total operating income	$ 32,788	$ 30,713	$ 2,075	6.8%
LIFO charges (credits) included in operating income	$ 223	$ (602)
Purchase accounting charge related to write-up of acquired inventory included in operating income	$ —	$ 996
Charge for increase in fair value of contingent consideration included in operating income	$ 600	$ 600

Operating income, on a consolidated basis, increased to $32.8 million in the first quarter of fiscal 2012 from $30.7 million in the first quarter of fiscal 2011. The $2.1 million increase in operating income was primarily due to (1) higher net sales and improved operating results in Lilly Pulitzer and Tommy Bahama and (2) the first quarter of fiscal 2011 including a $1.0 million charge for the write-up of acquired inventory at Lilly Pulitzer. These positive items were partially offset by lower operating results in Ben Sherman and Lanier Clothes and the net impact of LIFO accounting, which is included in Corporate and Other, between the two periods. Changes in operating income by operating group are discussed below.

Tommy Bahama:

	First Quarter	First Quarter
	Fiscal 2012	Fiscal 2011	$ Change	% Change
Net sales	$ 141,134	$ 122,903	$ 18,231	14.8%
Operating income	$ 25,564	$ 23,770	$ 1,794	7.5%
Operating income as % of net sales	18.1%	19.3%

The increase in operating income for Tommy Bahama was primarily due to the increased net sales. The increased net sales were partially offset by increased SG&A associated with (1) operating additional retail stores which opened during fiscal 2011 and fiscal 2012, (2) the rent charge associated with our Tommy Bahama New York location, which in accordance with U.S. GAAP is required to be recognized as an ongoing expense of the store at the time we took possession of the space despite the store not opening and no cash payments for the rent required until later in the year and (3) certain infrastructure and other costs associated with Tommy Bahama’s international expansion into Asia. The first quarter of fiscal 2012 included charges of approximately $2.4 million related to the Tommy Bahama New York store and the Tommy Bahama international expansion into Asia.

Lilly Pulitzer:

	First Quarter	First Quarter
	Fiscal 2012	Fiscal 2011	$ Change	% Change
Net sales	$ 35,633	$ 29,873	$ 5,760	19.3%
Operating income	$ 11,012	$ 7,015	$ 3,997	57.0%
Operating income as % of net sales	30.9%	23.5%
Purchase accounting charge related to write-up of acquired inventory included in operating income	$ —	$ 996
Charge for increase in fair value of contingent consideration included in operating income	$ 600	$ 600

The increase in operating income for Lilly Pulitzer was primarily due to increased net sales and increased gross margins. The increased net sales were partially offset by increased SG&A associated with the cost of operating one additional retail store during the first quarter of fiscal 2012. The first quarter of fiscal 2011 gross margin was negatively impacted by approximately $1.0 million of purchase accounting charges to cost of goods sold resulting from the write-up of acquired inventory to fair value pursuant to the purchase method of accounting. Both periods were impacted by a charge of $0.6 million for the change in the fair value of contingent consideration.

Ben Sherman:

	First Quarter	First Quarter
	Fiscal 2012	Fiscal 2011	$ Change	% Change
Net sales	$ 17,352	$ 19,421	$ (2,069)	(10.7)%
Operating loss	$ (2,740)	$ (826)	$ (1,914)	(231.7)%
Operating loss as % of net sales	(15.8)%	(4.3)%

The decline in operating results for Ben Sherman in the first quarter of fiscal 2012 compared to the first quarter of fiscal 2011 was primarily due to (1) lower net sales, as discussed above, and (2) lower gross margins resulting from higher product costs and a more promotional environment in the United Kingdom and Europe due to the difficult economic conditions.

Lanier Clothes:

	First Quarter	First Quarter
	Fiscal 2012	Fiscal 2011	$ Change	% Change
Net sales	$ 33,007	$ 32,973	$ 34	0.1%
Operating income	$ 4,046	$ 4,725	$ (679)	(14.4)%
Operating income as % of net sales	12.3%	14.3%

The decrease in operating income for Lanier Clothes was primarily the result of gross margin pressures resulting from both cost pressures and competitive factors, which continue to impact the operating results of Lanier Clothes.

Corporate and Other:

	First Quarter	First Quarter
	Fiscal 2012	Fiscal 2011	$ Change	% Change
Net sales	$3,827	$3,138	$689	22.0%
Operating loss	$(5,094)	$(3,971)	$(1,123)	(28.3)%
LIFO charges (credits) included in operating loss	$223	$(602)

The Corporate and Other operating results declined by $1.1 million from a loss of $4.0 million in the first quarter of fiscal 2011 to a loss of $5.1 million in the first quarter of fiscal 2012. The decline in operating results for fiscal 2012 was primarily due to the net impact of LIFO accounting, with charges of $0.2 million in the first quarter of fiscal 2012 and credits of $0.6 million in the first quarter of fiscal 2011, with the remaining difference in operating results between the two periods primarily being related to gross margin pressures in the Oxford Golf business.

Interest expense, net

	First Quarter	First Quarter
	Fiscal 2012	Fiscal 2011	$ Change	% Change
Interest expense, net	$ 3,603	$ 4,804	$ (1,201)	(25.0)%

Interest expense for the first quarter of fiscal 2012 decreased due to a reduction in debt levels as a result of our repurchase of $45.0 million in aggregate principal amount of our 11 3/8% Senior Secured Notes during fiscal 2011. We anticipate that interest expense for the first quarter of fiscal 2012 would be indicative of anticipated interest expense for the second quarter of fiscal 2012 and future quarters if we were not to redeem our 11 3/8% Senior Secured Notes; however, we expect to redeem our 11 3/8% Senior Secured Notes in July 2012 and replace this financing with a lower interest rate alternative which would significantly lower the interest expense beginning in the third quarter of fiscal 2012.

Income taxes

	First Quarter	First Quarter
	Fiscal 2012	Fiscal 2011	$ Change	% Change
Income taxes	$ 11,183	$ 8,849	$ 2,334	26.4%
Effective tax rate	38.3%	34.2%

Income tax expense for the first quarter of fiscal 2012 increased compared to the first quarter of fiscal 2011, primarily due to higher earnings in the first quarter of fiscal 2012 as well as an increase in the effective tax rate. The higher effective tax rate in the first quarter of fiscal 2012 was primarily due to the first quarter of fiscal 2011 being impacted by certain favorable permanent differences and discrete items, including the reduction of income tax contingency reserves upon the expiration of the corresponding statute of limitations. The first quarter of fiscal 2012 is a more indicative effective tax rate anticipated for future periods before consideration of any discrete items.

Net earnings

	First Quarter	First Quarter
	Fiscal 2012	Fiscal 2011
Earnings from continuing operations	$18,002	$ 17,060
Earnings from continuing operations per diluted common share	$1.09	$ 1.03
Earnings from discontinued operations, net of taxes	$—	$ 1,040
Earnings from discontinued operations, net of taxes, per diluted common share	$—	$ 0.06
Net earnings	$18,002	$ 18,100
Net earnings per diluted common share	$1.09	$ 1.10
Weighted average common shares outstanding-diluted	16,552	16,525

The increase in earnings from continuing operations for the first quarter of fiscal 2012 compared to the first quarter of fiscal 2011 was primarily due to (1) the higher operating income in our Lilly Pulitzer and Tommy Bahama operating groups resulting from higher sales and (2) lower interest expense resulting from lower debt levels. These items were partially offset by lower operating results in Ben Sherman, Lanier Clothes and Corporate and Other and a higher effective tax rate during the first quarter of fiscal 2012.

Earnings from discontinued operations in the first quarter of fiscal 2011 reflect certain wind-down and transition activities associated with the operations of substantially all of our former Oxford Apparel operating group, which we sold in the fourth quarter of fiscal 2010.

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

Key Liquidity Measures

($ in thousands)	April 28, 2012	January 28, 2012	April 30, 2011	January 29, 2011
Current assets	$ 214,444	$ 215,273	$ 242,726	$ 268,913
Current liabilities	101,603	117,554	101,258	147,091
Working capital	$ 112,841	$ 97,719	$ 141,468	$ 121,822
Working capital ratio	2.11	1.83	2.40	1.83
Debt to total capital ratio	34%	34%	43%	45%

Our working capital ratio is calculated by dividing total current assets by total current liabilities, including the assets and liabilities related to discontinued operations as of January 29, 2011 and April 30, 2011. Both current assets and current liabilities decreased from April 30, 2011 to April 28, 2012, primarily as a result of the conversion of the $33.4 million of assets related to discontinued operations, as of April 30, 2011, to cash and the payment of the $4.9 million of liabilities related to discontinued operations, as of April 30, 2011. Current assets also decreased as a result of the impact of our repurchase of $45.0 million in aggregate principal amount of 11 3/8% Senior Secured Notes for approximately $52.2 million, plus accrued interest, during fiscal 2011 using cash on hand. These decreases in current assets and current liabilities were partially offset by increases in the current assets and current liabilities related to continuing operations, as discussed below.

For the ratio of debt to total capital, debt is defined as short-term and long-term debt, and total capital is defined as debt plus shareholders’ equity. Debt was $113.0 million at April 28, 2012 and $147.9 million at April 30, 2011, while shareholders’ equity was $222.1 million at April 28, 2012 and $197.3 million at April 30, 2011. The change in the debt to total capital ratio from April 30, 2011 to April 28, 2012 was primarily a result of our repurchase of $45.0 million in aggregate principal amount of our 11 3/8% Senior Secured Notes in fiscal 2011 and earnings from continuing operations subsequent to April 30, 2011, which resulted in an increase in shareholders’ equity. Our debt levels and ratio of debt to total capital in future periods may not be comparable to historical amounts as we continue to assess, and possibly make changes to, our capital structure, including our expected redemption of our outstanding 11 3/8% Senior Secured Notes in July 2012 utilizing new or modified financing arrangements. Changes in our capital structure in the future, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Balance Sheet

The following tables set forth certain information included in our consolidated balance sheets (in thousands). Below each table are explanations for any significant changes in the balances from April 30, 2011 to April 28, 2012.

Current Assets:

	April 28, 2012	January 28, 2012	April 30, 2011	January 29, 2011
Cash and cash equivalents	$ 5,679	$ 13,373	$ 47,033	$ 44,094
Receivables, net	86,705	59,706	72,263	50,177
Inventories, net	85,996	103,420	62,843	85,338
Prepaid expenses, net	16,725	19,041	10,912	12,554
Deferred tax assets	19,339	19,733	16,266	19,005
Total current assets related to continuing operations	214,444	215,273	209,317	211,168
Assets related to discontinued operations	—	—	33,409	57,745
Total current assets	$ 214,444	$ 215,273	$ 242,726	$ 268,913

Cash and cash equivalents as of April 28, 2012 decreased compared to cash and cash equivalents as of April 30, 2011 primarily due to the use of cash for the repurchase of $45.0 million in aggregate principal amount of our 11 3/8% Senior Secured Notes for approximately $52.2 million, plus accrued interest, during fiscal 2011, capital expenditures, and increases in working capital requirements as our business continues to grow and the payment of dividends, which in the aggregate were partially offset by positive cash flows generated from our continuing operations and the conversion of the net assets related to our discontinued operations into cash. Receivables, net as of April 28, 2012 increased compared to April 30, 2011 primarily due to the increased wholesale sales in our operating groups in the last two months of the first quarter of fiscal 2012 compared to the last two months of the first quarter of fiscal 2011. Inventories, net as of April 28, 2012 increased from April 30, 2011 primarily due to an increase to support anticipated sales growth and additional retail stores, the impact of increased product cost of inventories at April 30, 2012 and the timing of product shipments from vendors. The increase in prepaid expenses, net from April 30, 2011 to April 28, 2012 was primarily due to the timing of payments of certain prepaid expenses. Deferred tax assets have increased from April 30, 2011 primarily as a result of the change in timing differences associated with inventory. The decrease in assets related to discontinued operations was the result of the conversion of the assets related to discontinued operations into cash during fiscal 2011.

Non-current Assets:

	April 28, 2012	January 28, 2012	April 30, 2011	January 29, 2011
Property and equipment, net	$ 97,270	$ 93,206	$ 82,899	$ 83,895
Intangible assets, net	165,673	165,193	167,573	166,680
Goodwill	16,495	16,495	16,185	16,866
Other non-current assets, net	21,107	19,040	21,716	22,117
Total non-current assets, net	300,545	293,934	288,373	289,558

The increase in property and equipment, net at April 30, 2012 was primarily due to capital expenditures subsequent to April 30, 2011, which were partially offset by depreciation expense subsequent to April 30, 2011. The decrease in intangible assets, net was primarily due to amortization of intangible assets associated with Tommy Bahama, Lilly Pulitzer and Ben Sherman. The increase in goodwill was primarily related to certain adjustments to the opening balance sheet of Lilly Pulitzer which were recognized in fiscal 2011. The decrease in other non-current assets was primarily due to the amortization and write-off of deferred financing costs and a decrease in deferred compensation assets, which was partially offset by an increase in security deposits for retail store lease agreements.

Liabilities:

	April 28, 2012	January 28, 2012	April 30, 2011	January 29, 2011
Current liabilities related to continuing operations	$ 101,603	$ 117,554	$ 96,309	$ 106,306
Long-term debt, less current maturities	106,991	103,405	147,228	147,065
Non-current contingent consideration	11,245	10,645	11,345	10,745
Other non-current liabilities	39,446	38,652	43,703	44,696
Non-current deferred income taxes	33,614	34,882	30,231	28,846
Total liabilities related to continuing operations	$ 292,899	$ 305,138	$ 328,816	$ 337,658
Liabilities related to discontinued operations	$ —	$ —	$ 4,949	$ 40,785
Total liabilities	$ 292,899	$ 305,138	$ 333,765	$ 378,443

The increase in current liabilities from April 30, 2011 to April 28, 2012 was primarily due to (1) the increase in amounts outstanding under our U.K. Revolving Credit Agreement, (2) the $2.5 million contingent consideration liability related to the Lilly Pulitzer acquisition, as discussed in our Annual Report on Form 10-K for fiscal 2011, which was earned during fiscal 2011 and payable as of April 28, 2012 and (3) an increase in income taxes payable. These items in the aggregate exceeded the decrease in accounts payable and accrued expenses as of April 28, 2012. The change in long-term debt, less current maturities, was primarily due to our repurchase of $45.0 million in aggregate principal amount of our 11 3/8% Senior Secured Notes during fiscal 2011. The decrease in other non-current liabilities primarily resulted from the decreases in the deferred rent and deferred compensation balances subsequent to April 30, 2011.  Non-current deferred income taxes increased from April 30, 2011 primarily as a result of the change in timing differences associated with depreciable and amortizable assets, partially offset by the impact of changes in the effective tax at which certain timing differences are expected to reverse in the future. The decrease in liabilities related to discontinued operations was a result of the payment of the remaining liabilities associated with the discontinued operations during fiscal 2011.

Statement of Cash Flows

The following table sets forth the net cash flows for the first quarter of fiscal 2012 and the first quarter of fiscal 2011 (in thousands):

	First Quarter
	Fiscal 2012	Fiscal 2011
Net cash provided by (used in) operating activities	$ (3,112)	$ 17,216
Net cash used in investing activities	(9,633)	(3,634)
Net cash provided by (used in) financing activities	4,989	(508)
Net cash used in discontinued operations	—	(10,413)
Net change in cash and cash equivalents	$ (7,756)	$ 2,661

Cash and cash equivalents on hand was $5.7 million and $47.0 million at April 28, 2012 and April 30, 2011, respectively. Changes in cash flows in the first quarter of fiscal 2012 and the first quarter of fiscal 2011 related to operating activities, investing activities, financing activities and discontinued operations are discussed below.

Operating Activities:

In the first quarter of fiscal 2012, operating activities used $3.1 million of cash, while in the first quarter of fiscal 2011 operating activities generated $17.2 million of cash. The cash flow from operating activities was primarily the result of net earnings for the relevant period, adjusted for non-cash activities such as depreciation, amortization, stock compensation expense and change in fair value of contingent consideration as well as changes in our working capital accounts. In both the first quarter of fiscal 2012 and the first quarter of fiscal 2011, the more significant changes in working capital were an increase in receivables and a decrease in current liabilities, each of which decreased cash, which were partially offset by a reduction in inventories. However, in the first quarter of fiscal 2012 the increase in working capital requirements exceeded the earnings from continuing operations during the period, resulting in a use of cash flow from operations.

Investing Activities:

During the first quarter of fiscal 2012 and the first quarter of fiscal 2011, investing activities used $9.6 million and $3.6 million, respectively, of cash, which consisted of capital expenditures primarily related to costs associated with new retail stores, information technology initiatives, retail and restaurant remodeling and distribution center enhancements.

Financing Activities:

During the first quarter of fiscal 2012 and the first quarter of fiscal 2011, financing activities provided $4.9 million and used $0.5 million, respectively, of cash. In the first quarter of fiscal 2012, our debt levels increased $6.8 million from January 28, 2012 as our cash needs exceeded cash generated for the quarter. We paid $2.5 million and $2.1 million of dividends in the first quarter of fiscal 2012 and the first quarter of fiscal 2011, respectively.

Discontinued Operations:

The cash flows provided by discontinued operations reflect cash flow provided by or used in the activities of our discontinued operations, which include the operations related to substantially all of our former Oxford Apparel operating group. The cash flow from discontinued operations in the first quarter of fiscal 2011 primarily reflects the conversion of assets related to the discontinued operations into cash, net of the use of cash to pay liabilities, including income taxes, associated with the sold business during fiscal 2011. There were no cash flows from discontinued operations in the first quarter of fiscal 2012.

Liquidity and Capital Resources

The table below provides a description of our significant financing arrangements and the amounts outstanding under these financing arrangements (in thousands) as of April 28, 2012:

Outstanding

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

$ 3,471
£7 million Senior Secured Revolving Credit Facility (“U.K. Revolving Credit Agreement”), which accrues interest at the bank’s base rate plus 3.5%, requires interest payments monthly with principal payable on demand and is collateralized by substantially all of the United Kingdom assets of Ben Sherman	6,023

11.375% Senior Secured Notes (“11 3/8% Senior Secured Notes”), which accrue interest at an annual rate of 11.375% (effective interest rate of 12%) and require interest payments semi-annually in January and July of each year, require payment of principal at maturity (July 2015), are subject to certain prepayment penalties, are secured by a first priority interest in all U.S. registered trademarks and certain related rights and certain real property owned in fee simple of Oxford Industries, Inc. and substantially all of its consolidated domestic subsidiaries and a second priority security interest in those assets in which the lenders under the U.S. Revolving Credit Agreement have a first priority security interest, and are guaranteed by certain of our domestic subsidiaries

105,000
Unamortized discount	(1,480)
Total debt	$ 113,014
Short-term debt and current maturities of long-term debt	6,023
Long-term debt, less current maturities	$ 106,991

To the extent cash flow needs exceed cash flow provided by our operations we will have access, subject to their terms, to our lines of credit to provide funding for operating activities, capital expenditures and acquisitions, if any. Our credit facilities are also used to finance trade letters of credit for product purchases, which are drawn against our lines of credit at the time of shipment of the products and reduce the amounts available under our lines of credit and borrowing capacity under our credit facilities when issued. As of April 28, 2012, approximately $8.6 million of trade letters of credit and other limitations on availability in the aggregate were outstanding against the U.S. Revolving Credit Agreement and the U.K. Revolving Credit Agreement. After considering these limitations and the amount of eligible assets in our borrowing base, as of April 28, 2012, we had approximately $159.0  million in unused availability under the U.S. Revolving Credit Agreement and approximately $1.7 million in unused availability under the U.K. Revolving Credit Agreement, subject to the respective limitations on borrowings set forth in the U.S. Revolving Credit Agreement, U.K. Revolving Credit Agreement and the indenture for the 11 3/8% Senior Secured Notes.

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

We believe that the affirmative covenants, negative covenants, financial covenants and other restrictions are customary for those included in similar facilities and notes entered into at the time we entered into our agreements. During the first quarter of fiscal 2012 and as of April 28, 2012, no financial covenant testing was required pursuant to our U.S. Revolving Credit Agreement as the minimum availability threshold was met at all times. As of April 28, 2012, we were compliant with all covenants related to our credit facilities and 11 3/8% Senior Secured Notes.

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

Starting July 15, 2012, we may redeem all or a portion of the 11 3/8% Senior Secured Notes, on not less than 30 nor more than 60 days’ prior notice, in amounts of $2,000 or an integral multiple of $1,000 in excess thereof at the following redemption prices (expressed as percentages of the principal amount), together with accrued and unpaid interest, if any, to the redemption date, if redeemed during the 12-month period beginning July 15 of the years indicated below:

2012	105.688%
2013	102.844%
2014 and thereafter	100.000%

Although we have not entered into any arrangements as of the date of this report, we currently believe that it is likely that we will redeem all of the outstanding 11 3/8% Senior Secured Notes in July 2012. In order to fund this redemption and ensure adequate liquidity, we intend to amend and restate our existing $175 million U.S. Revolving Credit Agreement to, among other things, increase the size of the facility and extend its August 2013 maturity date. We anticipate that this change in our capital structure, if completed, would result in substantial interest savings but will also increase our exposure in future periods to variable interest rates compared to our current exposure.

Other Liquidity Items:

We anticipate that we will be able to satisfy our ongoing cash requirements, which generally consist of working capital and other operating activity needs, capital expenditures, interest payments on our debt during fiscal 2012 and dividends, if any, primarily from positive cash flow from operations supplemented by cash on hand and borrowings under our lines of credit, if necessary. Our need for working capital is typically seasonal with the greatest requirements generally existing in the fall and spring of each year. Our capital needs will depend on many factors including our growth rate, the need to finance inventory levels and the success of our various products. We anticipate that at the maturity of any of our financing arrangements or as otherwise deemed appropriate, we will be able to refinance the facilities and debt with terms available in the market at that time, which may or may not be as favorable as the terms of the current agreements or current market terms.

Our contractual obligations as of April 28, 2012 have not changed significantly from the contractual obligations outstanding at January 28, 2012, other than changes in the amounts outstanding under our revolving credit agreements, as discussed above.

Our anticipated capital expenditures for fiscal 2012, including the $9.6 million incurred in the first quarter of fiscal 2012, are expected to approach $60 million. These expenditures are expected to consist primarily of costs associated with opening new retail stores, information technology initiatives, retail store remodeling, and distribution center enhancements.

Off Balance Sheet Arrangements

We have not entered into agreements which meet the SEC’s definition of an off balance sheet financing arrangement, other than operating leases, and have made no financial commitments to or guarantees with respect to any unconsolidated subsidiaries or special purpose entities.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to bad debts, inventories, intangible assets, income taxes, stock compensation expense, contingencies and litigation and certain other accrued expenses. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies and estimates are discussed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for fiscal 2011. There have not been any significant changes to the application of our critical accounting policies and estimates during the first quarter of fiscal 2012.

A detailed summary of significant accounting policies is included in Note 1 to our consolidated financial statements contained in our Annual Report on Form 10-K for fiscal 2011.

SEASONALITY

Although our various product lines are sold on a year-round basis, the demand for specific products or styles may be seasonal. For example, the demand in our direct to consumer operations for Tommy Bahama products is generally higher in the spring, summer and holiday seasons and lower in the fall season. Similarly, the demand in our direct to consumer operations for our Lilly Pulitzer products is generally higher in the spring and summer seasons and lower in the holiday and fall seasons. Also, wholesale product shipments are shipped prior to each of the retail selling seasons; as a result, the Tommy Bahama and Lilly Pulitzer wholesale businesses are typically stronger just prior to the stronger retail seasons of each brand. The sales and operating results of Ben Sherman are more consistent with a typical wholesale and retail apparel company whereby the fall and holiday seasons are typically stronger quarters than the first half of the fiscal year. As a wholesale tailored clothing business, the seasonality of Lanier Clothes reflects stronger spring and fall wholesale deliveries, which occur in our first and third fiscal quarters. We anticipate that as our retail store count increases in the future, the third quarter will continue to be our weakest net sales and operating income quarter and the percentage of the full year net sales and operating income generated in the third quarter will continue to decrease. As the timing of certain unusual or non-recurring items, economic conditions, wholesale product shipments or other factors affecting the retail business may vary from one year to the next, we do not believe that net sales or operating income for any particular quarter or the distribution of net sales and operating income for fiscal 2011 are necessarily indicative of anticipated results for the full fiscal year or expected distribution in future years. The following table presents the percentage of net sales and operating income by quarter (unaudited) for fiscal 2011:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	27%	24%	23%	26%
Operating income (1)	44%	26%	10%	20%

(1) The fourth quarter of fiscal 2011 operating income includes a $5.8 million LIFO accounting charge.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain interest rate, foreign currency, commodity and inflation risks as discussed in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for fiscal 2011. There have not been any significant changes in our exposure to these risks during the first quarter of fiscal 2012.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and our principal financial officer have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in our Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and then communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in and Evaluation of Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the first quarter of fiscal 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In the ordinary course of business, we may become subject to litigation or claims. We are not currently a party to any litigation or regulatory action that we believe could reasonably be expected to have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 1A.  RISK FACTORS

In addition to the other information set forth in this report, investors should carefully consider the factors discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for fiscal 2011, which could materially affect our business, financial condition or operating results. We do not believe there have been any material changes to the risk factors described in our Annual Report on Form 10-K for fiscal 2011. The risks described in our Annual Report on Form 10-K for fiscal 2011 are not the only risks facing our company.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)          During the first quarter of fiscal 2012, we did not make any unregistered sales of our equity securities.

(c)          We have certain stock incentive plans as described in Note 7 to our consolidated financial statements included in our Annual Report on Form 10-K for fiscal 2011, all of which are publicly announced plans. Under the plans, we can repurchase shares from employees to cover employee tax liabilities related to the exercise of stock options or the vesting of previously restricted shares.  No shares were purchased pursuant to these plans during the first quarter of fiscal 2012.

From time to time, our Board of Directors authorizes certain expenditures to repurchase shares of our common stock and/or 11 3/8% Senior Secured Notes. As of April 28, 2012, we were authorized by our Board of Directors to spend up to $44.4 million to repurchase shares of our common stock and/or 11 3/8% Senior Secured Notes, which has no automatic expiration.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

3.1	Restated Articles of Incorporation of Oxford Industries, Inc. Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the fiscal quarter ended August 29, 2003.

3.2	Bylaws of Oxford Industries, Inc., as amended. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on June 17, 2009.

10.1

Form of Terms and Conditions of the Oxford Industries, Inc. Performance Share Unit Award Program for Fiscal 2012. Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 23, 2012.

31.1	Section 302 Certification by Principal Executive Officer.*

31.2	Section 302 Certification by Principal Financial Officer.*

32	Section 906 Certification by Principal Executive Officer and Principal Financial Officer.*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

June 6, 2012	OXFORD INDUSTRIES, INC.
(Registrant)

/s/ K. Scott Grassmyer
K. Scott Grassmyer
Senior Vice President - Finance, Chief Financial Officer and Controller
(Authorized Signatory)