Form 10-Q
period 2012-07-28
OXFORD INDUSTRIES INC
filed 2012-08-30
CIK 75288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JULY 28, 2012

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of shares outstanding
Title of each class	as of August 24, 2012
Common Stock, $1 par value	16,577,927

OXFORD INDUSTRIES, INC.

INDEX TO FORM 10-Q

For the second quarter of fiscal 2012

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

Our SEC filings and public announcements may include forward-looking statements about future events. Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “will” and similar expressions identify forward-looking statements, which generally are not historical in nature. We intend for all forward-looking statements contained herein, in our press releases or on our website, and all subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf, to be covered by the safe harbor provisions for forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (which Sections were adopted as part of the Private Securities Litigation Reform Act of 1995). Important assumptions relating to these forward-looking statements include, among others, assumptions regarding the impact of economic conditions on consumer demand and spending, particularly in light of general economic uncertainty that continues to prevail, demand for our products, timing of shipments requested by our wholesale customers, expected pricing levels, competitive conditions, the timing and cost of planned capital expenditures, costs of products and raw materials we purchase, costs of labor, acquisition and disposition activities, expected outcomes of pending or potential litigation and regulatory actions, access to capital and/or credit markets  and disciplined execution by key management. Forward-looking statements reflect our current expectations, based on currently available information, and are not guarantees of performance. Although we believe that the expectations reflected in such forward-looking statements are reasonable, these expectations could prove inaccurate as such statements involve risks and uncertainties, many of which are beyond our ability to control or predict. Should one or more of these risks or uncertainties, or other risks or uncertainties not currently known to us or that we currently deem to be immaterial, materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Important factors relating to these risks and uncertainties include, but are not limited to, those described in Part I, Item 1A. Risk Factors contained in our Annual Report on Form 10-K for fiscal 2011, as updated by Part II, Item 1A. Risk Factors in this report and those described from time to time in our future reports filed with the SEC. We caution that one should not place undue reliance on forward-looking statements, which speak only as of the date on which they are made. We disclaim any intention, obligation or duty to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

SEC: U.S. Securities and Exchange Commission

FASB: Financial Accounting Standards Board

U.S. GAAP: Generally accepted accounting principles in the United States

Fiscal 2013	52 weeks ending February 1, 2014
Fiscal 2012	53 weeks ending February 2, 2013
Fiscal 2011	52 weeks ended January 28, 2012
First half fiscal 2012	26 weeks ended July 28, 2012
First half fiscal 2011	26 weeks ended July 30, 2011
Fourth quarter fiscal 2012	14 weeks ending February 2, 2013
Third quarter fiscal 2012	13 weeks ending October 27, 2012
Second quarter fiscal 2012	13 weeks ended July 28, 2012
First quarter fiscal 2012	13 weeks ended April 28, 2012
Fourth quarter fiscal 2011	13 weeks ended January 28, 2012
Third quarter fiscal 2011	13 weeks ended October 29, 2011
Second quarter fiscal 2011	13 weeks ended July 30, 2011
First quarter fiscal 2011	13 weeks ended April 30, 2011

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OXFORD INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except par amounts)

	July 28, 2012	January 28, 2012	July 30, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$ 4,561	$ 13,373	$ 37,775
Receivables, net	61,833	59,706	53,902
Inventories, net	88,382	103,420	77,731
Prepaid expenses, net	19,991	19,041	16,337
Deferred tax assets	19,703	19,733	17,258
Assets related to discontinued operations, net	—	—	508
Total current assets	194,470	215,273	203,511
Property and equipment, net	109,500	93,206	86,889
Intangible assets, net	164,682	165,193	166,826
Goodwill	17,277	16,495	16,555
Other non-current assets, net	21,168	19,040	19,790
Total Assets	$507,097	$509,207	$493,571
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Trade accounts payable and other accrued expenses	$ 76,186	$ 89,149	$ 76,877
Accrued compensation	19,612	23,334	19,740
Contingent consideration earned and payable	—	2,500	—
Short-term debt and current maturities of long-term debt	5,768	2,571	4,406
Liabilities related to discontinued operations	—	—	1,362
Total current liabilities	101,566	117,554	102,385
Long-term debt, less current maturities	95,249	103,405	108,088
Non-current contingent consideration	11,845	10,645	11,945
Other non-current liabilities	41,574	38,652	42,224
Non-current deferred income taxes	31,281	34,882	30,322
Commitments and contingencies
Shareholders’ Equity:
Common stock, $1.00 par value per common share	16,578	16,522	16,529
Additional paid-in capital	102,841	99,670	97,641
Retained earnings	129,628	111,551	107,160
Accumulated other comprehensive loss	(23,465)	(23,674)	(22,723)
Total shareholders’ equity	225,582	204,069	198,607
Total Liabilities and Shareholders’ Equity	$507,097	$509,207	$493,571

See accompanying notes.

OXFORD INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(UNAUDITED)

(in thousands, except per share amounts)

	Second Quarter Fiscal 2012	Second Quarter Fiscal 2011	First Half Fiscal 2012	First Half Fiscal 2011
Net sales	$206,929	$180,646	$437,882	$388,954
Cost of goods sold	88,649	77,709	190,388	168,357
Gross profit	118,280	102,937	247,494	220,597
SG&A	100,702	88,648	201,510	179,786
Change in fair value of contingent consideration	600	600	1,200	1,200
Royalties and other operating income	3,340	4,022	8,322	8,813
Operating income	20,318	17,711	53,106	48,424
Interest expense, net	3,314	4,268	6,917	9,072
Loss on repurchase of senior secured notes	9,143	8,248	9,143	8,248
Earnings from continuing operations before income taxes	7,861	5,195	37,046	31,104
Income taxes	2,833	1,675	14,016	10,524
Earnings from continuing operations	5,028	3,520	23,030	20,580

Earnings (loss) from discontinued operations, net of taxes	—	(916)	—	124
Net earnings	$ 5,028	$ 2,604	$ 23,030	$ 20,704

Earnings from continuing operations per common share:
Basic	$ 0.30	$ 0.21	$ 1.39	$ 1.25
Diluted	$ 0.30	$ 0.21	$ 1.39	$ 1.25
Earnings (loss) from discontinued operations, net of taxes per common share:
Basic	$ —	$ (0.06)	$ —	$ 0.01
Diluted	$ —	$ (0.06)	$ —	$ 0.01
Net earnings per common share:
Basic	$ 0.30	$ 0.16	$ 1.39	$ 1.25
Diluted	$ 0.30	$ 0.16	$ 1.39	$ 1.25
Weighted average common shares outstanding:
Basic	16,554	16,514	16,543	16,514
Diluted	16,570	16,531	16,561	16,529
Dividends declared per common share	$ 0.15	$ 0.13	$ 0.30	$ 0.26

See accompanying notes.

OXFORD INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(in thousands)

	Second Quarter Fiscal 2012	Second Quarter Fiscal 2011	First Half Fiscal 2012	First Half Fiscal 2011
Net earnings	$ 5,028	$ 2,604	$ 23,030	$ 20,704

Other comprehensive income (loss), net of taxes
Foreign currency translation gain (loss)	(1,171)	(642)	98	1,126
Net unrealized gain (loss) on forward foreign currency exchange contracts	326	475	111	(30)
Total other comprehensive income (loss), net of taxes	(845)	(167)	209	1,096
Comprehensive income	$ 4,183	$ 2,437	$ 23,239	$ 21,800

See accompanying notes.

OXFORD INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	First Half Fiscal 2012	First Half Fiscal 2011
Cash Flows From Operating Activities:
Earnings from continuing operations	$ 23,030	$ 20,580
Adjustments to reconcile earnings from continuing operations to net cash provided by operating activities:
Depreciation	11,210	9,860
Amortization of intangible assets	512	598
Change in fair value of contingent consideration	1,200	1,200
Amortization of deferred financing costs and bond discount	755	906
Loss on repurchase of senior secured notes	9,143	8,248
Stock compensation expense	1,664	1,476
Deferred income taxes	(3,575)	3,040
Changes in working capital, net of acquisitions and dispositions:
Receivables	(2,139)	(3,394)
Inventories	15,691	8,042
Prepaid expenses	(844)	(3,696)
Current liabilities	(16,761)	(12,215)
Other non-current assets	(2,815)	1,502
Other non-current liabilities	2,920	(2,487)
Net cash provided by operating activities	39,991	33,660
Cash Flows From Investing Activities:
Acquisitions, net of cash acquired	(4,183)	(398)
Purchases of property and equipment	(27,264)	(12,726)
Net cash used in investing activities	(31,447)	(13,124)
Cash Flows From Financing Activities:
Repayment of revolving credit arrangements	(97,121)	(18,309)
Proceeds from revolving credit arrangements	195,590	22,670
Repurchase of senior secured notes	(111,000)	(46,600)
Deferred financing costs paid	(1,524)	—
Proceeds from issuance of common stock	1,565	1,413
Dividends on common stock	(4,956)	(4,285)
Net cash used in financing activities	(17,446)	(45,111)
Cash Flows from Discontinued Operations:
Net cash provided by discontinued operations	—	18,057
Net change in cash and cash equivalents	(8,902)	(6,518)
Effect of foreign currency translation on cash and cash equivalents	90	199
Cash and cash equivalents at the beginning of year	13,373	44,094
Cash and cash equivalents at the end of the period	$ 4,561	$ 37,775

Supplemental disclosure of cash flow information:
Cash paid for interest, net	$ 6,508	$ 8,534
Cash paid for income taxes, including income taxes paid for discontinued operations	$ 15,704	$ 38,103

See accompanying notes.

OXFORD INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SECOND QUARTER OF FISCAL 2012

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

2.                                      Inventories: The components of inventories as of the dates specified are summarized as follows (in thousands):

	July 28, 2012	January 28, 2012	July 30, 2011
Finished goods	$130,469	$143,482	$113,468
Work in process	5,426	6,244	4,903
Fabric, trim and supplies	4,863	6,070	5,314
LIFO reserve	(52,376)	(52,376)	(45,954)
Total	$ 88,382	$103,420	$ 77,731

LIFO accounting adjustments, which we consider to include changes in the LIFO reserve as well as the impact of changes in inventory reserves related to lower of cost or market adjustments that do not exceed the LIFO reserve, were a credit of $0.3 million in the second quarter of fiscal 2012, a charge of $0.4 million in the second quarter of fiscal 2011, a credit of less than $0.1 million in the first half of fiscal 2012 and a credit of $0.2 million in the first half of fiscal 2011.

3.                                      Operating Group Information:  Our business is primarily operated through our four operating groups: Tommy Bahama, Lilly Pulitzer, Ben Sherman and Lanier Clothes, as disclosed in our Annual Report on Form 10-K for fiscal 2011. We identify our operating groups based on the way our management organizes the components of our business for purposes of allocating resources and assessing performance. The table below presents certain information (in thousands) about our operating groups, as well as Corporate and Other, which is a reconciling category for reporting purposes.

	Second Quarter Fiscal 2012	Second Quarter Fiscal 2011	First Half Fiscal 2012	First Half Fiscal 2011
Net Sales
Tommy Bahama	$127,463	$109,143	$268,597	$232,046
Lilly Pulitzer	30,903	24,823	66,536	54,696
Ben Sherman	20,101	20,893	37,453	40,314
Lanier Clothes	24,808	22,942	57,815	55,915
Corporate and Other	3,654	2,845	7,481	5,983
Total Net Sales	$206,929	$180,646	$437,882	$388,954
Depreciation and Amortization
Tommy Bahama	$ 3,961	$ 3,721	$ 8,282	$ 7,265
Lilly Pulitzer	563	461	1,069	929
Ben Sherman	613	573	1,287	1,153
Lanier Clothes	94	107	191	216
Corporate and Other	463	455	893	895
Total Depreciation and Amortization	$ 5,694	$ 5,317	$ 11,722	$ 10,458
Operating Income
Tommy Bahama	$ 16,581	$ 16,987	$ 42,145	$ 40,757
Lilly Pulitzer	7,409	5,612	18,421	12,627
Ben Sherman	(1,463)	(1,756)	(4,203)	(2,582)
Lanier Clothes	2,397	2,263	6,443	6,988
Corporate and Other	(4,606)	(5,395)	(9,700)	(9,366)
Total Operating Income	20,318	17,711	53,106	48,424
Interest expense	3,314	4,268	6,917	9,072
Loss on repurchase of senior secured notes	9,143	8,248	9,143	8,248
Earnings from Continuing Operations Before Income Taxes	$ 7,861	$ 5,195	$ 37,046	$ 31,104

4.                                                                                      Debt: The following table details our debt (in thousands) as of the dates specified:

	July 28, 2012	January 28, 2012	July 30, 2011
$235 million U.S. Secured Revolving Credit Facility (“U.S. Revolving Credit Agreement”)(1)	$ 95,249	N/A	N/A
$175 million U.S. Secured Revolving Credit Facility (“Prior Revolving Credit Agreement”)(1)	N/A	$ —	$ —
£7 million Senior Secured Revolving Credit Facility (“U.K. Revolving Credit Agreement”)(2)	5,768	2,571	4,406
11.375% Senior Secured Notes (“11 3/8% Senior Secured Notes”)(3)(4)	N/A	105,000	110,000
Unamortized discount	—	(1,595)	(1,912)
Total debt	101,017	105,976	112,494
Short-term debt and current maturities of long-term debt	(5,768)	(2,571)	(4,406)
Long-term debt, less current maturities	$ 95,249	$103,405	$108,088

(1)         The U.S. Revolving Credit Agreement, entered into in June 2012, amended and restated the Prior Revolving Credit Agreement, which was scheduled to mature in August 2013.  The U.S. Revolving Credit Agreement generally (i) is limited to a borrowing base consisting of specified percentages of eligible categories of assets; (ii) accrues interest, unused line fees and letter of credit fees based upon a pricing grid which is tied to average unused availability and/or utilization; (iii) requires periodic interest payments with principal due at maturity (June 2017); and (iv) is generally secured by a first priority security interest in the accounts receivable, inventory, general intangibles and eligible trademarks, investment property (including the equity interests of certain subsidiaries), deposit accounts, intercompany obligations, equipment, goods, documents, contracts, books and records and other personal property of Oxford Industries, Inc. and substantially all of its domestic subsidiaries.

(2)         The U.K. Revolving Credit Agreement generally (i) accrues interest at the bank’s base rate plus an applicable margin; (ii) requires interest payments monthly with principal payable on demand; and (iii) is collateralized by substantially all of the assets of our United Kingdom Ben Sherman subsidiaries.

(3)         In the second quarter of fiscal 2012, we redeemed all of the outstanding $105 million in aggregate principal amount of the 11 3/8% Senior Secured Notes, which were scheduled to mature in July 2015.  The redemption of the 11 3/8% Senior Secured Notes for $111.0 million, plus accrued interest, and the related write-off of approximately $1.7 million of unamortized deferred financing costs and $1.4 million of unamortized bond discount resulted in a loss on repurchase of senior notes of approximately $9.1 million.  The redemption of the 11 3/8% Senior Secured Notes satisfied and discharged all of our obligations with respect to the 11 3/8% Senior Secured Notes and the related indenture and was funded primarily through borrowings under our U.S. Revolving Credit Agreement.

(4)         In the second and third quarters of fiscal 2011, we repurchased, in privately negotiated transactions, $45.0 million in aggregate principal amount of the 11 3/8% Senior Secured Notes for $52.2 million, plus accrued interest. The repurchase of the 11 3/8% Senior Secured Notes and related write-off of approximately $1.8 million of unamortized deferred financing costs and bond discount resulted in a loss on repurchase of senior notes of approximately $9.0 million during fiscal 2011, of which $8.2 million was recognized in the second quarter of fiscal 2011 with the remaining $0.8 million being recognized in the third quarter of fiscal 2011.

To the extent cash flow needs exceed cash flow provided by our operations we will have access, subject to their terms, to our lines of credit to provide funding for operating activities, capital expenditures and acquisitions, if any. Our credit facilities are also used to finance trade letters of credit for product purchases, which are drawn against our lines of credit at the time of shipment of the products and reduce the amounts available under our lines of credit and borrowing capacity under our credit facilities when issued. As of July 28, 2012, approximately $9.6 million of trade letters of credit and other limitations on availability in the aggregate were outstanding against our credit facilities. After considering these limitations and the amount of eligible assets in our borrowing base, as applicable, as of July 28, 2012, we had approximately $95.1 million and $1.8 million in unused availability under the U.S. Revolving Credit Agreement and the U.K. Revolving Credit Agreement, respectively, subject to the respective limitations on borrowings set forth in the U.S. Revolving Credit Agreement and the U.K. Revolving Credit Agreement.

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

The global economic environment and resulting economic uncertainty that began in fiscal 2008 continue to impact each of our operating groups, and the apparel industry as a whole. Although some signs of economic improvements exist and declines in consumer spending in the United States have moderated, unemployment levels remain high, the retail environment remains highly promotional and a significant amount of economic uncertainty remains. The economies in the United Kingdom and Europe, which are important to our Ben Sherman operating group operations, continue to show more sluggish economic conditions than the economic conditions in the United States.

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

Although the challenging economic conditions continue to have an impact on our business and the apparel industry as a whole, and we continue to focus on minimizing inventory markdown risk and promotional pressure, we were more aggressive in our inventory purchases for fiscal 2011 and thus far in fiscal 2012 and anticipate continuing to purchase inventory more aggressively for the remainder of fiscal 2012 if the economic conditions continue to show improvement. The second half of fiscal 2011 was impacted by pricing pressures on raw materials, fuel, transportation, labor and other costs necessary for the production and sourcing of apparel products and these pricing pressures have continued to negatively impact cost of goods sold into the first half of fiscal 2012. We anticipate that the impact of these increased product costs will moderate in the second half of fiscal 2012, which, along with an anticipated increase in the proportion of our consolidated sales represented by the higher gross margin Tommy Bahama and Lilly Pulitzer businesses, will provide an opportunity for some consolidated gross margin improvements compared to the second half of fiscal 2011.

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

The following table sets forth our consolidated operating results (in thousands, except per share amounts) for the first half of fiscal 2012 compared to the first half of fiscal 2011:

	First Half
	Fiscal 2012	Fiscal 2011
Net sales	$437,882	$388,954
Operating income	$53,106	$48,424
Earnings from continuing operations	$23,030	$20,580
Earnings from continuing operations per diluted common share	$1.39	$1.25
Earnings from discontinued operations, net of taxes	$—	$124
Earnings from discontinued operations, net of taxes per diluted common share	$—	$0.01
Net earnings	$23,030	$20,704
Net earnings per diluted common share	$1.39	$1.25

The primary reasons for the improvement in earnings from continuing operations were:

•                  An increase in net sales in both the Tommy Bahama and Lilly Pulitzer operating groups; and

•                  Lower interest expense in the first half of fiscal 2012 due to our reduction of debt as a result of our repurchase of $45.0 million in aggregate principal amount of our 11 3/8% Senior Secured Notes in fiscal 2011 and our repurchase of the remaining $105.0 million in aggregate principal amount of our 11 3/8% Senior Secured Notes in July 2012.

These items were partially offset by:

•                  Lower gross margins primarily resulting from product costing pressures and competitive factors in Lanier Clothes, which was partially offset by the impact on gross margins of a change in our consolidated sales mix as well as no purchase accounting charges impacting cost of goods sold in the first half of fiscal 2012 compared to a $1.0 million charge in the first half of fiscal 2011;

•                  An increase in SG&A, which was primarily due to (1) the incremental SG&A associated with the operation of retail stores opened in fiscal 2011 and fiscal 2012, (2) certain infrastructure, pre-opening retail store rent and other costs related to the Tommy Bahama international expansion, (3) higher SG&A to support the growing Tommy Bahama and Lilly Pulitzer businesses and (4) the rent charge associated with our Tommy Bahama New York location scheduled to open in November 2012;

•                  A larger loss on repurchase of senior secured notes from the repurchase of $105.0 million in aggregate principal amount of our 11 3/8% Senior Secured Notes in the first half of fiscal 2012 compared to the repurchase of $40.0 million in aggregate principal amount of our 11 3/8% Senior Secured Notes in the first half of fiscal 2011; and

•                  A higher effective tax rate due to the first half of fiscal 2011 being impacted more significantly by certain favorable permanent differences and discrete items.

Amendment and Restatement of the U.S. Revolving Credit Agreement

On June 14, 2012, we entered into the U.S. Revolving Credit Agreement, which provides for a revolving credit facility of up to $235 million which may be used to refinance existing debt, to redeem our previously outstanding 11 3/8% Senior Secured Notes, to fund working capital, to fund future acquisitions and for general corporate purposes.

The U.S. Revolving Credit Agreement amended and restated the Prior Revolving Credit Agreement, which was entered into on August 15, 2008 and scheduled to mature in August 2013.  We believe that the covenants in the U.S. Revolving Credit Agreement are generally less restrictive and provide greater flexibility than those contained in the Prior Revolving Credit Agreement. In addition, the U.S. Revolving Credit Agreement allows us to include in our borrowing base certain amounts attributable to “eligible trademarks,” which amounts would not have been available for inclusion in the borrowing base under the Prior Revolving Credit Agreement.

The material terms of the U.S. Revolving Credit Agreement are described in note 4 in the unaudited condensed consolidated financial statements and the Financial Condition, Liquidity and Capital Resources section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations, both contained in this report.

Redemption of 11 3/8% Senior Secured Notes

On July 16, 2012, we redeemed all of the outstanding $105 million in principal amount of the 11 3/8% Senior Secured Notes, which were scheduled to mature in July 2015.  The redemption of the 11 3/8% Senior Secured Notes at a premium of $6.0 million and the write-off of approximately $3.1 million of unamortized deferred financing costs and unamortized bond discount resulted in a loss on repurchase of senior notes of approximately $9.1 million.  The redemption of the 11 3/8% Senior Secured Notes satisfied and discharged all of our obligations with respect to the 11 3/8% Senior Secured Notes and the related indenture and was funded through borrowings under our U.S. Revolving Credit Agreement and cash on hand.

OPERATING GROUPS

Our business is primarily operated through our four operating groups: Tommy Bahama, Lilly Pulitzer, Ben Sherman and Lanier Clothes. We identify our operating groups based on the way our management organizes the components of our business for purposes of allocating resources and assessing performance.

Tommy Bahama designs, sources and markets collections of men’s and women’s sportswear and related products. The target consumers of Tommy Bahama are primarily affluent men and women age 35 and older who embrace a relaxed and casual approach to daily living. Tommy Bahama® products can be found in our owned Tommy Bahama retail stores within and outside the United States and on our Tommy Bahama e-commerce website, www.tommybahama.com, as well as in better department stores and independent specialty stores throughout the United States and licensed Tommy Bahama retail stores outside the United States. We also operate Tommy Bahama restaurants and license the Tommy Bahama name for various product categories. As of July 28, 2012, we operated 105 owned Tommy Bahama retail stores, including 70 full-price stores, 13 restaurant-retail locations and 22 outlet stores. This store count includes both our 98 owned domestic and seven owned international retail store locations. The seven international stores include five retail stores in Australia which we acquired from our former licensee during the second quarter of fiscal 2012 as well as our Macau and Singapore stores opened in the first half of fiscal 2012.

Lilly Pulitzer designs, sources and distributes upscale collections of women’s and girl’s dresses, sportswear and other products. Lilly Pulitzer was originally created in the late 1950’s and is an affluent brand with a heritage and aesthetic based on the Palm Beach resort lifestyle. The brand is somewhat unique among women’s brands in that it has demonstrated multi-generational appeal, including young women in college or recently graduated from college; young mothers with their daughters; and women who are not tied to the academic calendar. Lilly Pulitzer® products can be found in our owned Lilly Pulitzer stores, in Lilly Pulitzer Signature Stores and on our Lilly Pulitzer website, www.lillypulitzer.com, as well as in better department and independent specialty stores. We also license the Lilly Pulitzer name for various product categories. As of July 28, 2012, we operated 17 owned Lilly Pulitzer retail stores.

Ben Sherman is a London-based designer, marketer and distributor of men’s branded sportswear and related products. Ben Sherman was established in 1963 as an edgy shirt brand that was adopted by the “Mods” and has throughout its history been inspired by what is new and current in British art, music, culture and style. The brand has evolved into a British modernist lifestyle brand of apparel targeted at style conscious men ages 25 to 40 in multiple markets throughout the world. Ben Sherman® products can be found in better department stores, a variety of independent specialty stores and our owned and licensed Ben Sherman retail stores, as well as on Ben Sherman e-commerce websites. We also license the Ben Sherman name for various product categories. As of July 28, 2012, we operated 17 owned Ben Sherman international and domestic retail stores, including five outlet stores.

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

For further information regarding our operating groups, see Note 3 to our unaudited condensed consolidated financial statements included in this report and Part I, Item 1. Business in our Annual Report on Form 10-K for fiscal 2011.

RESULTS OF OPERATIONS

SECOND QUARTER OF FISCAL 2012 COMPARED TO SECOND QUARTER OF FISCAL 2011

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

	Second Quarter
	Fiscal 2012		Fiscal 2011		$ Change	% Change
Net sales	$ 206,929	100.0%	$ 180,646	100.0%	$ 26,283	14.5%
Cost of goods sold	88,649	42.8%	77,709	43.0%	10,940	14.1%
Gross profit	118,280	57.2%	102,937	57.0%	15,343	14.9%
SG&A	100,702	48.7%	88,648	49.1%	12,054	13.6%
Change in fair value of contingent consideration	600	0.3%	600	0.3%	—	—
Royalties and other operating income	3,340	1.6%	4,022	2.2%	(682)	(17.0)%
Operating income	20,318	9.8%	17,711	9.8%	2,607	14.7%
Interest expense, net	3,314	1.6%	4,268	2.4%	(954)	(22.4)%
Loss on repurchase of senior secured notes	9,143	4.4%	8,248	4.6%	895	10.9%
Earnings from continuing operations before income taxes	7,861	3.8%	5,195	2.9%	2,666	51.3%
Income taxes	2,833	1.4%	1,675	0.9%	1,158	69.1%
Earnings from continuing operations	5,028	2.4%	3,520	1.9%	1,508	42.8%
Earnings from discontinued operations, net of taxes	—	—	(916)	NM	916	NM
Net earnings	$ 5,028	NM	$ 2,604	NM	$ 2,424	NM

The discussion and tables below compare certain line items included in our statements of earnings for the second quarter of fiscal 2012 to the second quarter of fiscal 2011. Each dollar and percentage change provided reflects the change between these periods unless indicated otherwise. Each dollar and share amount included in the tables is in thousands except for per share amounts.

Net Sales

	Second Quarter
	Fiscal 2012	Fiscal 2011	$ Change	% Change
Tommy Bahama	$ 127,463	$ 109,143	$ 18,320	16.8%
Lilly Pulitzer	30,903	24,823	6,080	24.5%
Ben Sherman	20,101	20,893	(792)	(3.8)%
Lanier Clothes	24,808	22,942	1,866	8.1%
Corporate and Other	3,654	2,845	809	28.4%
Total net sales	$ 206,929	$ 180,646	$ 26,283	14.5%

Consolidated net sales increased $26.3 million, or 14.5%, in the second quarter of fiscal 2012 compared to the second quarter of fiscal 2011 primarily due to the increase in net sales at Tommy Bahama and Lilly Pulitzer, each as discussed below.

Tommy Bahama:

The 16.8% increase in net sales for Tommy Bahama was primarily driven by increased sales in both the direct to consumer and wholesale distribution channels with the largest percentage increase in the direct to consumer business. The increased sales in the direct to consumer business resulted from a low double digit increase in comparable full-price retail store sales, net sales at additional retail stores operated during fiscal 2012 and a significant increase in e-commerce sales. Tommy Bahama apparel unit sales increased by 17.6% due to the higher volume in each distribution channel, and the average selling price per unit increased by 1.0%, primarily as a result of the higher proportion of net sales from the direct to consumer channel of distribution. As of July 28, 2012, Tommy Bahama operated 105 retail stores compared to 90 retail stores as of July 30, 2011.

Lilly Pulitzer:

The 24.5% increase in net sales for Lilly Pulitzer was driven by increased sales in both the direct to consumer distribution channel, including a high single digit increase in same store retail sales and a significant increase in e-commerce sales, and the wholesale distribution channel. Unit sales increased by 36.9% due to the higher volume in each distribution channel, while the average selling price per unit decreased by 9.1% despite a greater percentage of Lilly Pulitzer sales being direct to consumer sales. The decreased selling price per unit primarily resulted from a change in product mix as sportswear and knit dresses, both of which generally sell at lower price points than woven dresses, represented a greater proportion of the Lilly Pulitzer business. As of July 28, 2012, Lilly Pulitzer operated 17 retail stores compared to 16 retail stores as of July 30, 2011.

Ben Sherman:

Net sales for Ben Sherman decreased by approximately 3.8% in the second quarter of fiscal 2012 compared to the second quarter of fiscal 2011. The decrease in net sales for Ben Sherman was primarily driven by a reduction in unit volume of 15.4% primarily attributable to the difficult economic conditions in the United Kingdom and Europe and our exit from certain moderate wholesale accounts in the United Kingdom. The reduction in units sold was partially offset by an increase in the average selling price per unit of 13.8%. The increase in average selling price per unit was primarily due to (1) a greater proportion of Ben Sherman’s sales being retail sales, which generally have higher selling prices, and (2) our strategy to improve the distribution of the brand in the United Kingdom by exiting certain moderate wholesale accounts and increasing product prices, which were partially offset by an unfavorable foreign currency translation impact resulting from a 3.5% change in average exchange rates between the two periods.

Lanier Clothes:

Net sales for Lanier Clothes increased by 8.1%. The average selling price per unit increased by 11.7% as a result of the change in sales mix as our branded tailored clothing products, which typically have a higher average selling price than our private label products, represented a greater percentage of net sales for Lanier Clothes. A decrease in unit sales of 3.2% was primarily driven by the decreased unit sales in the private label businesses, which was partially offset by an increase in unit sales of branded tailored clothing products.

Corporate and Other:

Corporate and Other net sales primarily consisted of the net sales of our Oxford Golf business and our Lyons, Georgia distribution center. The increase in the net sales for Corporate and Other was primarily driven by the higher net sales in our Oxford Golf business during the second quarter of fiscal 2012.

Gross Profit

	Second Quarter
	Fiscal 2012	Fiscal 2011	$ Change	% Change
Gross profit	$ 118,280	$ 102,937	$ 15,343	14.9%
Gross margin (gross profit as a % of net sales)	57.2%	57.0%
LIFO charges (credits) included in gross profit	$ (258)	$ 388

The 14.9% increase in gross profit in the second quarter of fiscal 2012 compared to the second quarter of fiscal 2011 was primarily due to the 14.5% increase in net sales, as discussed above. The second quarter of fiscal 2012 experienced a slight increase in gross margins resulting, in part, from the net favorable impact of LIFO accounting adjustments between the two periods. Generally, the higher product cost impact on our gross margins was offset by a change in our consolidated sales mix. During the second quarter of fiscal 2012, the changes in sales mix included an increased proportion of sales being sales of the higher gross margin Tommy Bahama and Lilly Pulitzer brands and an increased proportion of sales being sales from the higher gross margin direct to consumer businesses rather than wholesale sales.

We believe that certain of the year-over-year gross margin pressures impacting our operating groups will begin to ease in the second half of fiscal 2012 as the impact of certain of the higher product costs experienced during the second half of fiscal 2011 and the first half of fiscal 2012 are expected to moderate. However, we expect that certain competitive factors impacting Lanier Clothes and Ben Sherman will continue into the second half of fiscal 2012. Our gross profit may not be directly comparable to those of our competitors, as statement of earnings classification of certain expenses may vary by company.

SG&A

	Second Quarter
	Fiscal 2012	Fiscal 2011	$ Change	% Change
SG&A	$ 100,702	$ 88,648	$ 12,054	13.6%
SG&A (as % of net sales)	48.7%	49.1%

The increase in SG&A was primarily due to (1) the incremental SG&A in the second quarter of fiscal 2012 associated with operating additional Tommy Bahama and Lilly Pulitzer retail stores, (2) certain infrastructure, pre-opening retail store rent and other costs related to the Tommy Bahama international expansion, (3) higher SG&A to support the growing Tommy Bahama and Lilly Pulitzer businesses and (4) the rent charge associated with our Tommy Bahama New York location, which in accordance with U.S. GAAP is required to be recognized as an ongoing expense of the store from the time we took possession of the space. The second quarter of fiscal 2012 included charges of approximately $4.0 million related to the Tommy Bahama international expansion and the Tommy Bahama New York store SG&A. As a percentage of net sales, SG&A benefitted from leveraging, as our net sales increased at a greater rate than the increase in SG&A, as certain SG&A costs do not fluctuate with sales levels. SG&A for both the second quarter of fiscal 2012 and the second quarter of fiscal 2011 included charges of $0.3 million related to the amortization of intangible assets.

Change in fair value of contingent consideration

	Second Quarter
	Fiscal 2012	Fiscal 2011	$ Change	% Change
Change in fair value of contingent consideration	$600	$600	$—	—%

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

Royalties and other operating income

	Second Quarter
	Fiscal 2012	Fiscal 2011	$ Change	% Change
Royalties and other operating income	$3,340	$4,022	$(682)	(17.0)%

The decrease in royalties and other operating income was primarily due to lower royalty income in the Ben Sherman and Tommy Bahama businesses during the second quarter of fiscal 2012 compared to the second quarter of fiscal 2011.

Operating income (loss)

	Second Quarter
	Fiscal 2012	Fiscal 2011	$ Change	% Change
Tommy Bahama	$16,581	$16,987	$(406)	(2.4)%
Lilly Pulitzer	7,409	5,612	1,797	32.0%
Ben Sherman	(1,463)	(1,756)	293	16.7%
Lanier Clothes	2,397	2,263	134	5.9%
Corporate and Other	(4,606)	(5,395)	789	14.6%
Total operating income	$20,318	$17,711	$2,607	14.7%
LIFO charges (credits) included in operating income	$(258)	$388
Charge for increase in fair value of contingent consideration included in operating income	$600	$600

Operating income, on a consolidated basis, increased to $20.3 million in the second quarter of fiscal 2012 from $17.7 million in the second quarter of fiscal 2011. The 14.7% increase in operating income was primarily due to higher net sales in Lilly Pulitzer and Tommy Bahama partially offset by the SG&A increases in Tommy Bahama discussed below. Changes in operating income by operating group are discussed below.

Tommy Bahama:

	Second Quarter
	Fiscal 2012	Fiscal 2011	$ Change	% Change
Net sales	$127,463	$109,143	$18,320	16.8%
Operating income	$16,581	$16,987	$(406)	(2.4)%
Operating income as % of net sales	13.0%	15.6%

The decrease in operating income for Tommy Bahama was primarily due to increased SG&A associated with (1) operating additional retail stores, (2) certain infrastructure, pre-opening retail store rent and other costs associated with Tommy Bahama’s international expansion, (3) higher SG&A to support the growing Tommy Bahama business, and (4) the rent charge associated with our Tommy Bahama New York location, which in accordance with U.S. GAAP is required to be recognized as an ongoing expense of the store from the time we took possession of the space. The second quarter of fiscal 2012 included operating losses of approximately $3.5 million related to the Tommy Bahama international expansion and the Tommy Bahama New York store scheduled to open in November 2012. The $3.5 million operating loss related to the Tommy Bahama international expansion and the Tommy Bahama New York store reflect approximately $4.0 million of costs partially offset by approximately $0.5 million of gross margin related to sales in our international stores during the second quarter of fiscal 2012. The additional costs and operating losses were partially offset by increased net sales of Tommy Bahama products in the second quarter of fiscal 2012.

Lilly Pulitzer:

	Second Quarter
	Fiscal 2012	Fiscal 2011	$ Change	% Change
Net sales	$30,903	$24,823	$6,080	24.5%
Operating income	$7,409	$5,612	$1,797	32.0%
Operating income as % of net sales	24.0%	22.6%
Charge for increase in fair value of contingent consideration included in operating income	$600	$600

The increase in operating income for Lilly Pulitzer was primarily due to increased net sales and increased gross margins. The increased net sales were partially offset by increased SG&A associated with the cost of operating an additional retail store during the second quarter of fiscal 2012 and higher SG&A to support the growing Lilly Pulitzer business. Both periods were impacted by a charge of $0.6 million for the change in the fair value of contingent consideration.

Ben Sherman:

	Second Quarter
	Fiscal 2012	Fiscal 2011	$ Change	% Change
Net sales	$20,101	$20,893	$(792)	(3.8)%
Operating loss	$(1,463)	$(1,756)	$293	16.7%
Operating loss as % of net sales	(7.3)%	(8.4)%

The improvement in operating results for Ben Sherman in the second quarter of fiscal 2012 compared to the second quarter of fiscal 2011 was primarily due to improved gross margins partially offset by (1) the lower net sales and (2) decreased royalty income.

Lanier Clothes:

	Second Quarter
	Fiscal 2012	Fiscal 2011	$ Change	% Change
Net sales	$24,808	$22,942	$1,866	8.1%
Operating income	$2,397	$2,263	$134	5.9%
Operating income as % of net sales	9.7%	9.9%

The increase in operating income for Lanier Clothes was primarily the result of higher sales and decreased SG&A, partially offset by reduced gross margins. Gross margin pressures resulted from both cost pressures and competitive factors, which continued to impact the operating results of Lanier Clothes.

Corporate and Other:

	Second Quarter
	Fiscal 2012	Fiscal 2011	$ Change	% Change
Net sales	$3,654	$2,845	$809	28.4%
Operating loss	$(4,606)	$(5,395)	$789	14.6%
LIFO charges (credits) included in operating loss	$(258)	$388

The Corporate and Other operating results improved by $0.8 million from a loss of $5.4 million in the second quarter of fiscal 2011 to a loss of $4.6 million in the second quarter of fiscal 2012. The improved operating results for fiscal 2012 reflects the net impact of LIFO accounting, with credits of $0.3 million in the second quarter of fiscal 2012 and charges of $0.4 million in the second quarter of fiscal 2011.

Interest expense, net

	Second Quarter
	Fiscal 2012	Fiscal 2011	$ Change	% Change
Interest expense, net	$3,314	$4,268	$(954)	(22.4)%

Interest expense for the second quarter of fiscal 2012 decreased due to a reduction in debt levels as a result of our repurchase of $45.0 million in aggregate principal amount of our 11 3/8% Senior Secured Notes during the second and third quarters of fiscal 2011 and our redemption of the remaining $105.0 million in aggregate principal amount of our 11 3/8% Senior Secured Notes in July 2012. As a result of our redemption of the remaining outstanding 11 3/8% Senior Secured Notes in July 2012, which was funded with borrowings under our U.S. Revolving Credit Agreement and cash on hand, our interest expense in the third and fourth quarter of fiscal 2012 should decrease significantly from interest expense incurred in the second quarter of fiscal 2012. We anticipate that interest expense for each of the third and fourth quarters of fiscal 2012 will be approximately $1.1 million.

Loss on repurchase of senior secured notes

	Second Quarter
	Fiscal 2012	Fiscal 2011	$ Change	% Change
Loss on repurchase of senior secured notes	$9,143	$8,248	$895	10.9%

On July 16, 2012, we redeemed the remaining outstanding $105.0 million in aggregate principal amount of our 11 3/8% Senior Secured Notes for approximately $111.0 million, plus accrued interest, using borrowings under our U.S. Revolving Credit Agreement and cash on hand. The redemption of the 11 3/8% Senior Secured Notes and related write-off of approximately $3.1 million of unamortized deferred financing costs and discount associated with the 11 3/8% Senior Secured Notes resulted in a loss of approximately $9.1 million in the second quarter of fiscal 2012.

In May 2011, we repurchased, in a privately negotiated transaction, $40.0 million in aggregate principal amount of our 11 3/8% Senior Secured Notes for $46.6 million, plus accrued interest, using cash on hand. The repurchase of the 11 3/8% Senior Secured Notes and related write-off of approximately $1.6 million of unamortized deferred financing costs and discount resulted in a loss of approximately $8.2 million in the second quarter of fiscal 2011.

Income taxes

	Second Quarter
	Fiscal 2012	Fiscal 2011	$ Change	% Change
Income taxes	$2,833	$1,675	$1,158	69.1%
Effective tax rate	36.0%	32.2%

Income tax expense for the second quarter of fiscal 2012 increased compared to the second quarter of fiscal 2011, primarily due to higher earnings in the second quarter of fiscal 2012 as well as an increase in the effective tax rate. The higher effective tax rate in the second quarter of fiscal 2012 was primarily due to the second quarter of fiscal 2011 being impacted more significantly by certain favorable permanent differences and discrete items.

Net earnings

	Second Quarter
	Fiscal 2012	Fiscal 2011
Earnings from continuing operations	$5,028	$3,520
Earnings from continuing operations per diluted common share	$0.30	$0.21
Earnings from discontinued operations, net of taxes	$—	$(916)
Earnings from discontinued operations, net of taxes, per diluted common share	$—	$(0.06)
Net earnings	$5,028	$2,604
Net earnings per diluted common share	$0.30	$0.16
Weighted average common shares outstanding-diluted	16,570	16,531

The increase in earnings from continuing operations for the second quarter of fiscal 2012 compared to the second quarter of fiscal 2011 was primarily due to (1) the higher sales in Tommy Bahama and Lilly Pulitzer and (2) lower interest expense resulting from lower debt levels. These items were partially offset by (1) higher SG&A, (2) a greater loss on repurchase of senior secured notes and (3) a higher effective tax rate during the second quarter of fiscal 2012.

Earnings from discontinued operations in the second quarter of fiscal 2011 reflect certain wind-down and transition activities associated with the operations of substantially all of our former Oxford Apparel operating group, which we sold in the fourth quarter of fiscal 2010.

FIRST HALF OF FISCAL 2012 COMPARED TO FIRST HALF OF FISCAL 2011

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

	First Half
	Fiscal 2012		Fiscal 2011		$ Change	% Change
Net sales	$437,882	100.0%	$388,954	100.0%	$48,928	12.6%
Cost of goods sold	190,388	43.5%	168,357	43.3%	22,031	13.1%
Gross profit	247,494	56.5%	220,597	56.7%	26,897	12.2%
SG&A	201,510	46.0%	179,786	46.2%	21,724	12.1%
Change in fair value of contingent consideration	1,200	0.3%	1,200	0.3%	—	—
Royalties and other operating income	8,322	1.9%	8,813	2.3%	(491)	(5.6)%
Operating income	53,106	12.1%	48,424	12.4%	4,682	9.7%
Interest expense, net	6,917	1.6%	9,072	2.3%	(2,155)	(23.8)%
Loss on repurchase of senior secured notes	9,143	2.1%	8,248	2.1%	895	10.9%
Earnings from continuing operations before income taxes	37,046	8.5%	31,104	8.0%	5,942	19.1%
Income taxes	14,016	3.2%	10,524	2.7%	3,492	33.2%
Earnings from continuing operations	23,030	5.3%	20,580	5.3%	2,450	11.9%
Earnings from discontinued operations, net of taxes	—	—	124	NM	(124)	NM
Net earnings	$23,030	NM	$20,704	NM	$2,326	NM

The discussion and tables below compare certain line items included in our statements of earnings for the first half of fiscal 2012 to the first half of fiscal 2011. Each dollar and percentage change provided reflects the change between these periods unless indicated otherwise. Each dollar and share amount included in the tables is in thousands except for per share amounts.

Net Sales

	First Half
	Fiscal 2012	Fiscal 2011	$ Change	% Change
Tommy Bahama	$ 268,597	$ 232,046	$ 36,551	15.8%
Lilly Pulitzer	66,536	54,696	11,840	21.6%
Ben Sherman	37,453	40,314	(2,861)	(7.1)%
Lanier Clothes	57,815	55,915	1,900	3.4%
Corporate and Other	7,481	5,983	1,498	25.0%
Total net sales	$ 437,882	$ 388,954	$ 48,928	12.6%

Consolidated net sales increased $48.9 million, or 12.6%, in the first half of fiscal 2012 compared to the first half of fiscal 2011 primarily due to the increase in net sales at Tommy Bahama and Lilly Pulitzer, each as discussed below.

Tommy Bahama:

The 15.8% increase in net sales for Tommy Bahama was primarily driven by increased sales in both the direct to consumer and wholesale distribution channels with the largest percentage increase in the direct to consumer business. The increased sales in the direct to consumer business resulted from a high single digit increase in comparable full-price retail store sales for the first half of fiscal 2012, net sales at the additional retail stores operated during fiscal 2012 and a significant increase in e-commerce sales. Tommy Bahama unit sales increased by 13.8% due to the higher volume in each distribution channel, and the average selling price per unit increased by 3.2%, primarily as a result of the higher proportion of net sales from the direct to consumer channel of distribution. As of July 28, 2012, Tommy Bahama operated 105 retail stores compared to 90 retail stores as of July 30, 2011.

Lilly Pulitzer:

The 21.6% increase in net sales for Lilly Pulitzer was driven by increased sales in both the direct to consumer distribution channel, including a low double digit increase in same store retail sales and a significant increase in e-commerce sales, and the wholesale distribution channel. Unit sales increased by 28.8% due to the higher volume in each distribution channel, while the average selling price per unit decreased by 5.5% despite a greater percentage of Lilly Pulitzer sales being direct to consumer sales. The decreased selling price per unit resulted from a change in product mix as sportswear and knit dresses, both of which generally sell at lower price points than woven dresses, represented a greater proportion of the Lilly Pulitzer business. As of July 28, 2012, Lilly Pulitzer operated 17 retail stores compared to 16 retail stores as of July 30, 2011.

Ben Sherman:

Net sales for Ben Sherman decreased by approximately 7.1% in the first half of fiscal 2012 compared to the first half of fiscal 2011. The decrease in net sales for Ben Sherman was primarily driven by a reduction in unit volume of 16.7% primarily attributable to the difficult economic conditions in the United Kingdom and Europe and our exit from certain moderate wholesale accounts in the United Kingdom. The reduction in units sold was partially offset by an increase in the average selling price per unit of 11.5%. The increase in average selling price per unit was primarily due to (1) a greater proportion of Ben Sherman’s sales being retail sales, which generally have higher selling prices, and (2) our strategy to improve the distribution of the brand in the United Kingdom by exiting certain moderate wholesale accounts and increasing product prices,  which were partially offset by an unfavorable foreign currency translation impact resulting from a 2.5% change in average exchange rates between the two periods.

Lanier Clothes:

Net sales for Lanier Clothes increased by 3.4%.  The average selling price per unit increased by 7.6% as a result of the change in sales mix as our branded tailored clothing products, which typically have a higher average selling price than our private label products, represented a greater percentage of net sales for Lanier Clothes. A decrease in unit sales of 3.9% was primarily driven by the decreased unit sales in the private label businesses, which was partially offset by an increase in unit sales of branded tailored clothing products.

Corporate and Other:

Corporate and Other net sales primarily consisted of the net sales of our Oxford Golf business and our Lyons, Georgia distribution center. The increase in the net sales for Corporate and Other was primarily driven by the higher net sales in our Oxford Golf business during the first half of fiscal 2012.

Gross Profit

	First Half
	Fiscal 2012	Fiscal 2011	$ Change	% Change
Gross profit	$247,494	$220,597	$26,897	12.2%
Gross margin (gross profit as a % of net sales)	56.5%	56.7%
LIFO credits included in gross profit	$(35)	$(214)
Purchase accounting charge related to write-up of acquired inventory included in gross profit	$—	$996

The 12.2% increase in gross profit in the first half of fiscal 2012 compared to the first half of fiscal 2011 was primarily due to the 12.6% increase in net sales, as discussed above. The first half of fiscal 2012 experienced a decrease in gross margins primarily resulting from product cost increases and competitive factors impacting gross margins in Lanier Clothes subsequent to the first half of fiscal 2011, which were partially offset by changes in our consolidated sales mix and the first half of fiscal 2012 not including any purchase accounting charges. During the first half of fiscal 2012, the changes in sales mix included an increased proportion of sales being sales of the higher gross margin Tommy Bahama and Lilly Pulitzer brands and an increased proportion of sales consisting of sales from the higher gross margin direct to consumer businesses rather than wholesale sales.

We believe that certain of the year-over-year gross margin pressures impacting our operating groups will begin to ease in the second half of fiscal 2012 as the impact of certain of the higher product costs experienced during the second half of fiscal 2011 and the first half of fiscal 2012 are expected to moderate. However, we expect that certain competitive factors impacting Lanier Clothes and Ben Sherman will continue into the second half of fiscal 2012. Our gross profit may not be directly comparable to those of our competitors, as statement of earnings classification of certain expenses may vary by company.

SG&A

	First Half
	Fiscal 2012	Fiscal 2011	$ Change	% Change
SG&A	$201,510	$179,786	$21,724	12.1%
SG&A (as % of net sales)	46.0%	46.2%

The increase in SG&A was primarily due to (1) the incremental SG&A in the first half of fiscal 2012 associated with operating additional Tommy Bahama and Lilly Pulitzer retail stores, (2) certain infrastructure, pre-opening retail store rent and other costs related to the Tommy Bahama international expansion, (3) higher SG&A to support the growing Tommy Bahama and Lilly Pulitzer businesses and (4) the rent charge associated with our Tommy Bahama New York location, which in accordance with U.S. GAAP is required to be recognized as an ongoing expense of the store at the time we took possession of the space. The first half of fiscal 2012 included charges of approximately $6.5 million related to the Tommy Bahama international expansion and the Tommy Bahama New York store SG&A. As a percentage of net sales, SG&A benefitted from leveraging, as our net sales increased at a greater rate than the increase in SG&A, as certain SG&A costs do not fluctuate with sales levels. SG&A for both the first half of fiscal 2012 and the first half of fiscal 2011 included charges of $0.5 million and $0.6 million, respectively, related to the amortization of intangible assets.

Change in fair value of contingent consideration

	First Half
	Fiscal 2012	Fiscal 2011	$ Change	% Change
Change in fair value of contingent consideration	$1,200	$1,200	$—	—%

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

Royalties and other operating income

	First Half
	Fiscal 2012	Fiscal 2011	$ Change	% Change
Royalties and other operating income	$8,322	$8,813	$(491)	(5.6)%

The decrease in royalties and other operating income was primarily due to lower royalty income in the Ben Sherman business during the first half of fiscal 2012 compared to the first half of fiscal 2011.

Operating income (loss)

	First Half
	Fiscal 2012	Fiscal 2011	$ Change	% Change
Tommy Bahama	$42,145	$40,757	$1,388	3.4%
Lilly Pulitzer	18,421	12,627	5,794	45.9%
Ben Sherman	(4,203)	(2,582)	(1,621)	(62.8)%
Lanier Clothes	6,443	6,988	(545)	(7.8)%
Corporate and Other	(9,700)	(9,366)	(334)	(3.6)%
Total operating income	$53,106	$48,424	$4,682	9.7%
LIFO credits included in operating income	$(35)	$(214)
Purchase accounting charge related to write-up of acquired inventory included in operating income	$—	$996
Charge for increase in fair value of contingent consideration included in operating income	$1,200	$1,200

Operating income, on a consolidated basis, increased to $53.1 million in the first half of fiscal 2012 from $48.4 million in the first half of fiscal 2011. The 9.7% increase in operating income was primarily due to (1) higher net sales and improved operating results in Lilly Pulitzer and Tommy Bahama and (2) the first half of fiscal 2011 including an approximate $1.0 million charge for the write-up of acquired inventory at Lilly Pulitzer. These positive items were partially offset by lower operating results in Ben Sherman and the SG&A increases in Tommy Bahama and Lilly Pulitzer discussed below. Changes in operating income by operating group are discussed below.

Tommy Bahama:

	First Half
	Fiscal 2012	Fiscal 2011	$ Change	% Change
Net sales	$268,597	$232,046	$36,551	15.8%
Operating income	$42,145	$40,757	$1,388	3.4%
Operating income as % of net sales	15.7%	17.6%

The increase in operating income for Tommy Bahama was primarily due to higher sales in Tommy Bahama for the first half of fiscal 2012. The impact of the higher sales was partially offset by increased SG&A associated with (1) operating additional retail stores, (2) certain infrastructure, pre-opening retail store rent and other costs associated with Tommy Bahama’s international expansion, (3) higher S&A to support the growing Tommy Bahama business, and (4) the rent charge associated with our Tommy Bahama New York location, which in accordance with U.S. GAAP is required to be recognized as an ongoing expense of the store at the time we took possession of the space. The first half of fiscal 2012 included operating losses of approximately $5.9 million related to the Tommy Bahama international expansion and the Tommy Bahama New York store scheduled to open in November 2012.  The $5.9 million operating loss attributable to the Tommy Bahama international expansion and the Tommy Bahama New York store reflect approximately $6.5 million of costs partially offset by approximately $0.6 million of gross margin related to sales in our international stores during the first half of fiscal 2012.

Lilly Pulitzer:

	First Half
	Fiscal 2012	Fiscal 2011	$ Change	% Change
Net sales	$66,536	$54,696	$11,840	21.6%
Operating income	$18,421	$12,627	$5,794	45.9%
Operating income as % of net sales	27.7%	23.1%
Purchase accounting charge related to write-up of acquired inventory included in operating income	$—	$996
Charge for increase in fair value of contingent consideration included in operating income	$1,200	$1,200

The increase in operating income for Lilly Pulitzer was primarily due to increased net sales and increased gross margins. The increased net sales were partially offset by increased SG&A associated with the cost of operating an additional retail store during the first half of fiscal 2012 and higher SG&A to support the growing Lilly Pulitzer business. The first half of fiscal 2011 gross margin was negatively impacted by approximately $1.0 million of purchase accounting charges to cost of goods sold resulting from the write-up of acquired inventory to fair value pursuant to the purchase method of accounting. Both periods were impacted by a charge of $1.2 million for the change in the fair value of contingent consideration.

Ben Sherman:

	First Half
	Fiscal 2012	Fiscal 2011	$ Change	% Change
Net sales	$37,453	$40,314	$(2,861)	(7.1)%
Operating loss	$(4,203)	$(2,582)	$(1,621)	(62.8)%
Operating loss as % of net sales	(11.2)%	(6.4)%

The decline in operating results for Ben Sherman in the first half of fiscal 2012 compared to the first half of fiscal 2011 was primarily due to (1) lower net sales, as discussed above, and (2) lower royalty income. These items were partially offset by improved gross margins in the Ben Sherman business in the first half of fiscal 2012.

Lanier Clothes:

	First Half
	Fiscal 2012	Fiscal 2011	$ Change	% Change
Net sales	$57,815	$55,915	$1,900	3.4%
Operating income	$6,443	$6,988	$(545)	(7.8)%
Operating income as % of net sales	11.1%	12.5%

The decrease in operating income for Lanier Clothes was primarily the result of gross margin pressures resulting from both cost pressures and competitive factors, which continued to impact the operating results of Lanier Clothes.

Corporate and Other:

	First Half
	Fiscal 2012	Fiscal 2011	$ Change	% Change
Net sales	$7,481	$5,983	$1,498	25.0%
Operating loss	$(9,700)	$(9,366)	$(334)	(3.6)%
LIFO (credits) included in operating loss	$(35)	$(214)

The Corporate and Other operating results declined by $0.3 million from a loss of $9.4 million in the first half of fiscal 2011 to a loss of $9.7 million in the first half of fiscal 2012. The decline in operating results for the first half of fiscal 2012 reflects the net impact of LIFO accounting, with credits of less than $0.1 million in the first half of fiscal 2012 and credits of $0.2 million in the first half of fiscal 2011.

Interest expense, net

	First Half
	Fiscal 2012	Fiscal 2011	$ Change	% Change
Interest expense, net	$6,917	$9,072	$(2,155)	(23.8)%

Interest expense for the first half of fiscal 2012 decreased due to a reduction in debt levels as a result of our repurchase of $45.0 million in aggregate principal amount of our 11 3/8% Senior Secured Notes during the second and third quarters of fiscal 2011 and our redemption of the remaining $105.0 million in aggregate principal amount of our 11 3/8% Senior Secured Notes in July 2012. As a result of our redemption of the remaining outstanding 11 3/8% Senior Secured Notes in July 2012, which was funded with borrowings under our U.S. Revolving Credit Agreement and cash on hand, our interest expense in the second half of fiscal 2012 should decrease significantly from interest expense incurred in the first half of fiscal 2012. We anticipate that interest expense for each of the third and fourth quarters of fiscal 2012 will be approximately $1.1 million.

Loss on repurchase of senior secured notes

	First Half
	Fiscal 2012	Fiscal 2011	$ Change	% Change
Loss on repurchase of senior secured notes	$9,143	$8,248	$895	10.9%

On July 16, 2012, we redeemed the remaining outstanding $105.0 million in aggregate principal amount of our 11 3/8% Senior Secured Notes for approximately $111.0 million, plus accrued interest, using borrowings under our U.S. Revolving Credit Agreement and cash on hand. The redemption of the 11 3/8% Senior Secured Notes and related write-off of approximately $3.1 million of unamortized deferred financing costs and discount resulted in a loss of approximately $9.1 million.

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

Income taxes

	First Half
	Fiscal 2012	Fiscal 2011	$ Change	% Change
Income taxes	$14,016	$10,524	$3,492	33.2%
Effective tax rate	37.8%	33.8%

Income tax expense for the first half of fiscal 2012 increased compared to the first half of fiscal 2011, primarily due to higher earnings in the first half of fiscal 2012 as well as an increase in the effective tax rate. The higher effective tax rate in the first half of fiscal 2012 was primarily due to the first half of fiscal 2011 being impacted by certain favorable permanent differences and discrete items, including the reduction of income tax contingency reserves upon the expiration of the corresponding statute of limitations. Although the first half of fiscal 2012 was also favorably impacted by certain discrete items, the effective tax rate for the first half of fiscal 2012 is a more indicative effective tax rate anticipated for future periods before the consideration of any discrete items.

Net earnings

	First Half
	Fiscal 2012	Fiscal 2011
Earnings from continuing operations	$23,030	$20,580
Earnings from continuing operations per diluted common share	$1.39	$1.25
Earnings from discontinued operations, net of taxes	$—	$124
Earnings from discontinued operations, net of taxes, per diluted common share	$—	$0.01
Net earnings	$23,030	$20,704
Net earnings per diluted common share	$1.39	$1.25
Weighted average common shares outstanding-diluted	16,561	16,529

The increase in earnings from continuing operations for the first half of fiscal 2012 compared to the first half of fiscal 2011 was primarily due to (1) the higher operating income resulting from higher sales at Lilly Pulitzer and Tommy Bahama and (2) lower interest expense resulting from lower debt levels. These items were partially offset by (1) higher SG&A, (2) a greater loss on repurchase of senior secured notes and (3) a higher effective tax rate during the first half of fiscal 2012.

Earnings from discontinued operations in the first half of fiscal 2011 reflect certain wind-down and transition activities associated with the operations of substantially all of our former Oxford Apparel operating group, which we sold in the fourth quarter of fiscal 2010.

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

Key Liquidity Measures

($ in thousands)	July 28, 2012	January 28, 2012	July 30, 2011	January 29, 2011
Current assets	$194,470	$215,273	$203,511	$268,913
Current liabilities	101,566	117,554	102,385	147,091
Working capital	$92,904	$97,719	$101,126	$121,822
Working capital ratio	1.91	1.83	1.99	1.83
Debt to total capital ratio	31%	34%	36%	45%

Our working capital ratio is calculated by dividing total current assets by total current liabilities, including the assets and liabilities related to discontinued operations as of January 29, 2011 and July 30, 2011. Current assets decreased from July 30, 2011 to July 28, 2012, primarily as a result of the use of cash on hand at July 30, 2011 to repurchase debt and fund capital expenditures subsequent to that date, which was offset by increases in receivables and inventories as our business continues to expand.

For the ratio of debt to total capital, debt is defined as short-term and long-term debt, and total capital is defined as debt plus shareholders’ equity. Debt was $101.0 million at July 28, 2012 and $112.5 million at July 30, 2011, while shareholders’ equity was $225.6 million at July 28, 2012 and $198.6 million at July 30, 2011. The change in the debt to total capital ratio from July 30, 2011 to July 28, 2012 was primarily a result of earnings from continuing operations subsequent to July 30, 2011, which resulted in an increase in shareholders’ equity, as well as the reduction in debt levels. Our debt levels and ratio of debt to total capital in future periods may not be comparable to historical amounts as we continue to assess, and possibly make changes to, our capital structure. Changes in our capital structure in the future, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Balance Sheet

The following tables set forth certain information included in our consolidated balance sheets (in thousands). Below each table are explanations for any significant changes in the balances from July 30, 2011 to July 28, 2012.

Current Assets:

	July 28, 2012	January 28, 2012	July 30, 2011	January 29, 2011
Cash and cash equivalents	$4,561	$13,373	$37,775	$44,094
Receivables, net	61,833	59,706	53,902	50,177
Inventories, net	88,382	103,420	77,731	85,338
Prepaid expenses, net	19,991	19,041	16,337	12,554
Deferred tax assets	19,703	19,733	17,258	19,005
Total current assets related to continuing operations	194,470	215,273	203,003	211,168
Assets related to discontinued operations	—	—	508	57,745
Total current assets	$194,470	$215,273	$203,511	$268,913

Cash and cash equivalents as of July 28, 2012 decreased compared to cash and cash equivalents as of July 30, 2011 primarily due to the use of cash on hand at July 30, 2011 to repurchase debt and fund capital expenditures subsequent to that date. Receivables, net as of July 28, 2012 increased compared to July 30, 2011 primarily due to the increased wholesale sales in our operating groups in the last two months of the second quarter of fiscal 2012 compared to the last two months of the second quarter of fiscal 2011 which was a result of timing of shipments within the quarter as well as an increase in wholesale sales. Inventories, net as of July 28, 2012 increased from July 30, 2011 primarily to support anticipated sales growth and additional retail stores for Tommy Bahama and Lilly Pulitzer. As of July 28, 2012, Ben Sherman inventory levels were comparable with the prior year, while Lanier Clothes inventory levels decreased from July 30, 2011. The increase in prepaid expenses, net from July 30, 2011 to July 28, 2012 was primarily due to the timing of payments of certain prepaid expenses. Deferred tax assets increased from July 30, 2011 primarily as a result of the change in timing differences associated with inventory.

Non-current Assets:

	July 28, 2012	January 28, 2012	July 30, 2011	January 29, 2011
Property and equipment, net	$109,500	$93,206	$86,889	$83,895
Intangible assets, net	164,682	165,193	166,826	166,680
Goodwill	17,277	16,495	16,555	16,866
Other non-current assets, net	21,168	19,040	19,790	22,117
Total non-current assets, net	$312,627	$293,934	$290,060	$289,558

The increase in property and equipment, net at July 28, 2012 was primarily due to capital expenditures subsequent to July 30, 2011, which were partially offset by depreciation expense subsequent to July 30, 2011. The decrease in intangible assets, net was primarily due to amortization of intangible assets associated with Tommy Bahama, Lilly Pulitzer and Ben Sherman subsequent to July 30, 2011. The increase in goodwill was primarily related to the goodwill associated with our acquisition of the Tommy Bahama business in Australia from our former licensee that operated that business. The increase in other non-current assets was primarily due to security deposit payments for certain retail store lease agreements partially offset by decreases in certain other non-current assets.

Liabilities:

	July 28, 2012	January 28, 2012	July 30, 2011	January 29, 2011
Current liabilities related to continuing operations	$101,566	$117,554	$101,023	$106,306
Long-term debt, less current maturities	95,249	103,405	108,088	147,065
Non-current contingent consideration	11,845	10,645	11,945	10,745
Other non-current liabilities	41,574	38,652	42,224	44,696
Non-current deferred income taxes	31,281	34,882	30,322	28,846
Total liabilities related to continuing operations	$281,515	$305,138	$293,602	$337,658
Liabilities related to discontinued operations	$—	$—	$1,362	$40,785
Total liabilities	$281,515	$305,138	$294,964	$378,443

The change in long-term debt, less current maturities, was primarily due to our use of cash on hand as of July 30, 2011, in addition to borrowings under our U.S. Revolving Credit Agreement, and cash generated from operations subsequent to July 30, 2011 to redeem the remaining 11 3/8% Senior Secured Notes in the second quarter of fiscal 2012 resulting in lower debt levels as of July 28, 2012. Non-current deferred income taxes increased from July 30, 2011 primarily as a result of the change in timing differences associated with depreciable and amortizable assets and deferred rent liabilities, partially offset by the impact of changes in the effective tax rate at which certain timing differences are expected to reverse in the future.

Statement of Cash Flows

The following table sets forth the net cash flows for the first half of fiscal 2012 and the first half of fiscal 2011 (in thousands):

	First Half
	Fiscal 2012	Fiscal 2011
Net cash provided by operating activities	$39,991	$33,660
Net cash used in investing activities	(31,447)	(13,124)
Net cash used in financing activities	(17,446)	(45,111)
Net cash provided by discontinued operations	—	18,057
Net change in cash and cash equivalents	$(8,902)	$(6,518)

Cash and cash equivalents on hand was $4.6 million and $37.8 million at July 28, 2012 and July 30, 2011, respectively. Changes in cash flows in the first half of fiscal 2012 and the first half of fiscal 2011 related to operating activities, investing activities, financing activities and discontinued operations are discussed below.

Operating Activities:

In the first half of fiscal 2012, operating activities generated $40.0 million of cash, while in the first half of fiscal 2011 operating activities generated $33.7 million of cash, with the increase from the first half of fiscal 2011 primarily being due to an increase in net earnings. The cash flow from operating activities was primarily the result of net earnings for the relevant period, adjusted for non-cash activities such as depreciation, amortization, stock compensation expense and change in fair value of contingent consideration as well as the loss on repurchase of senior secured notes and changes in our working capital accounts. In the first half of fiscal 2012, the more significant changes in working capital were a decrease in current liabilities, which decreased cash, which was partially offset by a reduction in inventories. In the first half of fiscal 2011, the more significant changes in working capital were a decrease in current liabilities as well as an increase in receivables and prepaid expenses, each of which decreased cash, which were partially offset by a reduction in inventories.

Investing Activities:

During the first half of fiscal 2012 and the first half of fiscal 2011, investing activities used $31.4 million and $13.1 million, respectively, of cash. During the first half of fiscal 2012 and the first half of fiscal 2011, $27.3 million and $12.7 million, respectively, of cash was used for capital expenditures primarily related to costs associated with new retail stores, information technology initiatives, retail and restaurant remodeling and distribution center enhancements. During the first half of fiscal 2012, we paid approximately $4.2 million for acquisitions consisting of $2.5 million for the payment of the fiscal 2011 contingent consideration payment related to the Lilly Pulitzer acquisition and $1.7 million related to our acquisition of the assets and operations of the Tommy Bahama business in Australia from our former licensee that operated that business.

Financing Activities:

During the first half of fiscal 2012 and the first half of fiscal 2011, financing activities used $17.4 million and $45.1 million, respectively, of cash with those amounts primarily being used for the repurchase or redemption of debt and the payment of dividends during those periods.

Discontinued Operations:

The cash flows provided by discontinued operations during fiscal 2011 reflect cash flow provided by or used in the activities of our discontinued operations, which include the operations related to substantially all of our former Oxford Apparel operating group. There were no cash flows from discontinued operations in the first half of fiscal 2012, while the cash flow from discontinued operations in the first half of fiscal 2011 primarily reflects the conversion of assets related to the discontinued operations into cash, net of the use of cash to pay liabilities, including income taxes, associated with the sold business during fiscal 2011.

Liquidity and Capital Resources

The table below provides a description of our significant financing arrangements and the amounts outstanding under these financing arrangements (in thousands) as of July 28, 2012:

$235 million U.S. Secured Revolving Credit Facility (“U.S. Revolving Credit Agreement”)	$95,249
£7 million Senior Secured Revolving Credit Facility (“U.K. Revolving Credit Agreement”)	5,768
Total debt	101,017
Short-term debt and current maturities of long-term debt	(5,768)
Long-term debt, less current maturities	$95,249

The U.S. Revolving Credit Agreement, entered into in June 2012, amended and restated our prior revolving credit agreement, which was scheduled to mature in August 2013.  The U.S. Revolving Credit Agreement generally (i) is limited to a borrowing base consisting of specified percentages of eligible categories of assets; (ii) accrues interest, unused line fees and letter of credit fees based upon a pricing grid which is tied to average unused availability and/or utilization; (iii) requires periodic interest payments with principal due at maturity (June 2017); and (iv) is generally secured by a first priority security interest in the accounts receivable, inventory, general intangibles and eligible trademarks, investment property (including the equity interests of certain subsidiaries), deposit accounts, intercompany obligations, equipment, goods, documents, contracts, books and records and other personal property of Oxford Industries, Inc. and substantially all of its domestic subsidiaries.

The U.K. Revolving Credit Agreement generally (i) accrues interest at the bank’s base rate plus an applicable margin; (ii) requires interest payments monthly with principal payable on demand; and (iii) is collateralized by substantially all of the assets of our United Kingdom Ben Sherman subsidiaries.

To the extent cash flow needs exceed cash flow provided by our operations we will have access, subject to their terms, to our lines of credit to provide funding for operating activities, capital expenditures and acquisitions, if any. Our credit facilities are also used to finance trade letters of credit for product purchases, which are drawn against our lines of credit at the time of shipment of the products and reduce the amounts available under our lines of credit and borrowing capacity under our credit facilities when issued. As of July 28, 2012, approximately $9.6 million of trade letters of credit and other limitations on availability in the aggregate were outstanding against our credit facilities. After considering these limitations and the amount of eligible assets in our borrowing base, as applicable, as of July 28, 2012, we had approximately $95.1 million and $1.8 million in unused availability under the U.S. Revolving Credit Agreement and the U.K. Revolving Credit Agreement, respectively, subject to the respective limitations on borrowings set forth in the U.S. Revolving Credit Agreement and the U.K. Revolving Credit Agreement.

Covenants and Other Restrictions:

Our credit facilities, consisting of our U.S. Revolving Credit Agreement and our U.K. Revolving Credit Agreement, are subject to a number of affirmative covenants regarding the delivery of financial information, compliance with law, maintenance of property, insurance and conduct of business. Also, our credit facilities are subject to certain negative covenants or other restrictions including, among other things, limitations on our ability to (i) incur debt, (ii) guaranty certain obligations, (iii) incur liens, (iv) pay dividends to shareholders, (v) repurchase shares of our common stock, (vi) make investments, (vii) sell assets or stock of subsidiaries, (viii) acquire assets or businesses, (ix) merge or consolidate with other companies, or (x) prepay, retire, repurchase or redeem debt.

Our U.S. Revolving Credit Agreement contains a financial covenant that applies if unused availability under the U.S. Revolving Credit Agreement for three consecutive days is less than the greater of (i) $23.5 million or (ii) 10% of the total revolving commitments. In such case, our fixed charge coverage ratio as defined in the U.S. Revolving Credit Agreement must not be less than 1.0 to 1.0 for the immediately preceding 12 fiscal months for which financial statements have been delivered. This financial covenant continues to apply until we have maintained unused availability under the U.S. Revolving Credit Agreement of more than the greater of (i) $23.5 million or (ii) 10% of the total revolving commitments for 30 consecutive days.

We believe that the affirmative covenants, negative covenants, financial covenants and other restrictions under our credit facilities are customary for those included in similar facilities entered into at the time we entered into our agreements. During the second quarter of fiscal 2012 and as of July 28, 2012, no financial covenant testing was required pursuant to our U.S. Revolving Credit Agreement or the Prior Revolving Credit Agreement as the minimum availability threshold was met at all times. As of July 28, 2012, we were compliant with all covenants related to our credit facilities.

Redemption of Senior Notes:

In the second quarter of fiscal 2012, we redeemed all of the remaining outstanding $105 million in aggregate principal amount of the 11 3/8% Senior Secured Notes, which were scheduled to mature in July 2015.  The redemption of the 11 3/8% Senior Secured Notes at a premium of $6.0 million and the write-off of approximately $3.1 million of unamortized deferred financing costs and unamortized bond discount resulted in a loss on repurchase of senior notes of approximately $9.1 million.  The redemption of the 11 3/8% Senior Secured Notes satisfied and discharged all of our obligations with respect to the 11 3/8% Senior Secured Notes and the related indenture and was funded through borrowings under our U.S. Revolving Credit Agreement and also from cash on hand.

Other Liquidity Items:

We anticipate that we will be able to satisfy our ongoing cash requirements, which generally consist of working capital and other operating activity needs, capital expenditures, interest payments on our debt and dividends, if any, primarily from positive cash flow from operations supplemented by cash on hand and borrowings under our lines of credit, if necessary. Our need for working capital is typically seasonal with the greatest requirements generally existing in the fall and spring of each year. Our capital needs will depend on many factors including our growth rate, the need to finance inventory levels and the success of our various products. We anticipate that at the maturity of any of our financing arrangements or as otherwise deemed appropriate, we will be able to refinance the facilities and debt with terms available in the market at that time, which may or may not be as favorable as the terms of the current agreements or current market terms.

The following table summarizes our contractual cash obligations, as of July 28, 2012, by future period (in thousands):

	Payments Due by Period
	Less Than 1 year	1-3 Years	3-5 Years	More Than 5 Years	Total
Contractual Obligations:
U.S. Revolving Credit Agreement and U.K. Revolving Credit Agreement (1)	—	—	—	—	—
Operating leases (2)	46,870	92,267	66,749	122,595	328,481
Minimum royalty and advertising payments pursuant to royalty agreements	4,774	8,092	1,318	—	14,184
Letters of credit	9,582	—	—	—	9,582
Contingent purchase price consideration (3)	2,500	15,000	—	—	17,500
Other (4)(5)(6)	—	—	—	—	—
Total	$63,726	$115,359	$68,067	$122,595	$369,747

(1)                                  Principal and interest amounts payable in future periods on our U.S. Revolving Credit Agreement and U.K. Revolving Credit Agreement have been excluded from the table above, as the amount that will be outstanding and interest rate during any fiscal year will be dependent upon future events which are not known at this time. As of July 28, 2012, $95.2 million was outstanding under our U.S. Revolving Credit Agreement, which has a June 2017 maturity date, and $5.8 million was outstanding under our U.K. Revolving Credit Agreement, which is payable on demand.

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

(3)                                 Amounts reflected in the table reflect the maximum amount payable pursuant to a contingent consideration arrangement associated with the Lilly Pulitzer acquisition, which totaled $17.5 million as of July 28, 2012, after the payment of $2.5 million during the first half of fiscal 2012. Amounts are payable if certain performance criteria related to the acquired business are met during the four years subsequent to acquisition. As of July 28, 2012, our balance sheet reflects a liability of $11.8 million associated with this arrangement, which reflects the fair value of the non-current anticipated payments as of that date.

(4)                                  Amounts totaling $9.1 million of deferred compensation obligations and obligations related to the postretirement benefit portions of endorsement-type split dollar life insurance policies, which are included in other non-current liabilities in our consolidated balance sheet as of July 28, 2012, have been excluded from the table above, due to the uncertainty of the timing of the payment of these obligations, which are generally at the discretion of the individual employees or upon the death of the individual, respectively.

(5)                                  An environmental reserve liability of $1.8 million, which is included in other non-current liabilities in our consolidated balance sheet as of January 28, 2012 and discussed in note 6 to our consolidated financial statements included in our Annual Report on Form 10-K for fiscal 2011 has been excluded from the above table, as we were not contractually obligated to incur these costs as of January 28, 2012 and the timing of payment is uncertain.

(6)                                  Non-current deferred tax liabilities of $31.3 million included in our consolidated balance sheet as of July 28, 2012 have been excluded from the above table, as deferred income tax liabilities are calculated based on temporary differences between the tax basis and book basis of assets and liabilities, which will result in taxable amounts in future years when the liabilities are settled at their reported financial statement amounts. As the results of these calculations may not have a direct connection with the amount of cash taxes to be paid in any future periods, scheduling deferred income tax liabilities by period could be misleading.

Our anticipated capital expenditures for fiscal 2012, including the $27.3 million incurred in the first half of fiscal 2012, are expected to be approximately $60 million. These expenditures are expected to consist primarily of costs associated with opening new retail stores, information technology initiatives, retail store remodeling, and distribution center enhancements.

Off Balance Sheet Arrangements

We have not entered into agreements which meet the SEC’s definition of an off balance sheet financing arrangement, other than operating leases, and have made no financial commitments to or guarantees with respect to any unconsolidated subsidiaries or special purpose entities.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to bad debts, inventories, intangible assets, income taxes, stock compensation expense, contingencies and litigation and certain other accrued expenses. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies and estimates are discussed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for fiscal 2011. There have not been any significant changes to the application of our critical accounting policies and estimates during the first half of fiscal 2012.

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

(1) The fourth quarter of fiscal 2011 operating income included a $5.8 million LIFO accounting charge.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain interest rate, foreign currency, commodity and inflation risks as discussed in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for fiscal 2011. Other than our increased exposure to changes in interest rates as a result of greater borrowings outstanding under our variable rate credit agreements, which totaled $101.0 million at July 28, 2012 and $4.4 million at January 28, 2012, we do not believe there have been any significant changes in our exposure to these risks during the first half of fiscal 2012.

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

Changes in and Evaluation of Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the second quarter of fiscal 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Additional Information

During the second quarter of fiscal 2012, in conjunction with our ongoing integration of our financial systems, we converted the general ledger system of certain of our foreign operations to our integrated financial system. As a result of this conversion, certain controls were modified, as necessary, to supplement and complement the existing internal controls over financial reporting. In the future, we may convert other financial systems used in our operations to our integrated financial system. The conversion of certain of our financial systems, including the changes implemented in the second quarter of fiscal 2012 was undertaken to provide a more integrated financial system across our operating groups, more timely management reporting, efficiencies in our operations and enhanced customer service, and not in response to any actual or perceived deficiencies in our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)          During the second quarter of fiscal 2012, we did not make any unregistered sales of our equity securities.

(c)          We have certain stock incentive plans as described in Note 7 to our consolidated financial statements included in our Annual Report on Form 10-K for fiscal 2011, all of which are publicly announced plans. Under the plans, we can repurchase shares from employees to cover employee tax liabilities related to the exercise of stock options or the vesting of previously restricted shares.  No shares were purchased pursuant to these plans during the second quarter of fiscal 2012.

On August 28, 2012, our Board of Directors authorized us to spend up to $50 million to repurchase shares of our common stock. This authorization superseded and replaced all previous authorizations to repurchase shares of our common stock.

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

3.2                                             Bylaws of Oxford Industries, Inc., as amended. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on June 17, 2009.

10.1                                       Third Amended and Restated Credit Agreement, dated as of June 14, 2012, by and among Oxford Industries, Inc., Tommy Bahama Group, Inc., and the Persons party thereto from time to time as Guarantors, the financial institutions party thereto from time to time as lenders, the financial institutions party thereto from time to time as Issuing Banks and SunTrust Bank, as administrative agent. Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 15, 2012.

10.2                                       Third Amended and Restated Pledge and Security Agreement, dated as of June 14, 2012, among Oxford Industries, Inc., Tommy Bahama Group, Inc., Ben Sherman Clothing LLC, Lionshead Clothing Company, Oxford Caribbean, Inc., Oxford Garment, Inc., Oxford International, Inc., Oxford of South Carolina, Inc., Piedmont Apparel Corporation, Tommy Bahama Beverages, LLC, Tommy Bahama R&R Holdings, Inc., Tommy Bahama Texas Beverages, LLC, Viewpoint Marketing, Inc., Oxford Lockbox, Inc., Sugartown Worldwide LLC, and those additional entities grantor thereto from time to time, as Grantors, and SunTrust Bank, as administrative agent. Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on June 15, 2012.

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

August 30, 2012	OXFORD INDUSTRIES, INC.
(Registrant)

/s/ K. Scott Grassmyer
K. Scott Grassmyer
Senior Vice President - Finance, Chief Financial Officer and Controller
(Authorized Signatory)