Form 10-Q
period 2012-10-27
OXFORD INDUSTRIES INC
filed 2012-12-05
CIK 75288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended OCTOBER 27, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 1-4365

OXFORD INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

Georgia	58-0831862
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

999 Peachtree Street, N.E., Suite 688, Atlanta, Georgia 30309

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of shares outstanding
Title of each class	as of November 30, 2012
Common Stock, $1 par value	16,572,583

OXFORD INDUSTRIES, INC.

INDEX TO FORM 10-Q

For the third quarter of fiscal 2012

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

Our SEC filings and public announcements may include forward-looking statements about future events. Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “will” and similar expressions identify forward-looking statements, which generally are not historical in nature. We intend for all forward-looking statements contained herein, in our press releases or on our website, and all subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf, to be covered by the safe harbor provisions for forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (which Sections were adopted as part of the Private Securities Litigation Reform Act of 1995). Important assumptions relating to these forward-looking statements include, among others, assumptions regarding the impact of economic conditions on consumer demand and spending, particularly in light of general economic uncertainty that continues to prevail, demand for our products, timing of shipments requested by our wholesale customers, expected pricing levels, competitive conditions, disciplined execution by key management, the timing and cost of store openings and of planned capital expenditures, costs of products and raw materials we purchase, costs of labor, acquisition and disposition activities, expected outcomes of pending or potential litigation and regulatory actions and access to capital and/or credit markets. Forward-looking statements reflect our current expectations, based on currently available information, and are not guarantees of performance. Although we believe that the expectations reflected in such forward-looking statements are reasonable, these expectations could prove inaccurate as such statements involve risks and uncertainties, many of which are beyond our ability to control or predict. Should one or more of these risks or uncertainties, or other risks or uncertainties not currently known to us or that we currently deem to be immaterial, materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Important factors relating to these risks and uncertainties include, but are not limited to, those described in Part I, Item 1A. Risk Factors contained in our Annual Report on Form 10-K for fiscal 2011, as updated by Part II, Item 1A. Risk Factors in this report and those described from time to time in our future reports filed with the SEC. We caution that one should not place undue reliance on forward-looking statements, which speak only as of the date on which they are made. We disclaim any intention, obligation or duty to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

SEC: U.S. Securities and Exchange Commission

FASB: Financial Accounting Standards Board

U.S. GAAP: Generally accepted accounting principles in the United States

Fiscal 2013	52 weeks ending February 1, 2014
Fiscal 2012	53 weeks ending February 2, 2013
Fiscal 2011	52 weeks ended January 28, 2012
First nine months fiscal 2012	39 weeks ended October 27, 2012
First nine months fiscal 2011	39 weeks ended October 29, 2011
Fourth quarter fiscal 2012	14 weeks ending February 2, 2013
Third quarter fiscal 2012	13 weeks ended October 27, 2012
Second quarter fiscal 2012	13 weeks ended July 28, 2012
First quarter fiscal 2012	13 weeks ended April 28, 2012
Fourth quarter fiscal 2011	13 weeks ended January 28, 2012
Third quarter fiscal 2011	13 weeks ended October 29, 2011
Second quarter fiscal 2011	13 weeks ended July 30, 2011
First quarter fiscal 2011	13 weeks ended April 30, 2011

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OXFORD INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except par amounts)

	October 27, 2012	January 28, 2012	October 29, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$ 5,621	$ 13,373	$ 4,962
Receivables, net	68,920	59,706	66,372
Inventories, net	102,172	103,420	91,003
Prepaid expenses, net	21,251	19,041	17,425
Deferred tax assets	19,327	19,733	17,596
Total current assets	217,291	215,273	197,358
Property and equipment, net	123,841	93,206	91,121
Intangible assets, net	165,013	165,193	166,082
Goodwill	17,273	16,495	16,555
Other non-current assets, net	21,404	19,040	18,385
Total Assets	$544,822	$509,207	$489,501
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Trade accounts payable and other accrued expenses	$ 78,550	$ 89,149	$ 78,209
Accrued compensation	21,705	23,334	21,748
Contingent consideration payable	2,500	2,500	—
Short-term debt and current maturities of long-term debt	6,955	2,571	3,279
Total current liabilities	109,710	117,554	103,236
Long-term debt, less current maturities	123,301	103,405	103,290
Non-current contingent consideration	9,945	10,645	12,545
Other non-current liabilities	43,107	38,652	41,328
Non-current deferred income taxes	31,459	34,882	30,738
Commitments and contingencies
Shareholders’ Equity:
Common stock, $1.00 par value per common share	16,572	16,522	16,499
Additional paid-in capital	103,603	99,670	98,434
Retained earnings	130,153	111,551	106,645
Accumulated other comprehensive loss	(23,028)	(23,674)	(23,214)
Total shareholders’ equity	227,300	204,069	198,364
Total Liabilities and Shareholders’ Equity	$544,822	$509,207	$489,501

See accompanying notes.

OXFORD INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(UNAUDITED)

(in thousands, except per share amounts)

	Third Quarter Fiscal 2012	Third Quarter Fiscal 2011	First Nine Months Fiscal 2012	First Nine Months Fiscal 2011
Net sales	$181,414	$170,280	$619,296	$559,234
Cost of goods sold	84,592	81,540	274,980	249,897
Gross profit	96,822	88,740	344,316	309,337
SG&A	94,146	85,161	295,656	264,947
Change in fair value of contingent consideration	600	600	1,800	1,800
Royalties and other operating income	3,844	3,837	12,166	12,650
Operating income	5,920	6,816	59,026	55,240
Interest expense, net	959	3,705	7,876	12,777
Loss on repurchase of senior secured notes	—	769	9,143	9,017
Earnings from continuing operations before income taxes	4,961	2,342	42,007	33,446
Income taxes	1,951	731	15,967	11,255
Earnings from continuing operations	3,010	1,611	26,040	22,191

Earnings from discontinued operations, net of taxes	—	13	—	137
Net earnings	$ 3,010	$ 1,624	$ 26,040	$ 22,328

Earnings from continuing operations per common share:
Basic	$ 0.18	$ 0.10	$ 1.57	$ 1.34
Diluted	$ 0.18	$ 0.10	$ 1.57	$ 1.34
Earnings from discontinued operations, net of taxes per common share:
Basic	$ —	$ —	$ —	$ 0.01
Diluted	$ —	$ —	$ —	$ 0.01
Net earnings per common share:
Basic	$ 0.18	$ 0.10	$ 1.57	$ 1.35
Diluted	$ 0.18	$ 0.10	$ 1.57	$ 1.35
Weighted average common shares outstanding:
Basic	16,580	16,502	16,555	16,510
Diluted	16,591	16,517	16,572	16,527
Dividends declared per common share	$ 0.15	$ 0.13	$ 0.45	$ 0.39

See accompanying notes.

OXFORD INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(in thousands)

	Third Quarter Fiscal 2012	Third Quarter Fiscal 2011	First Nine Months Fiscal 2012	First Nine Months Fiscal 2011
Net earnings	$ 3,010	$ 1,624	$ 26,040	$ 22,328

Other comprehensive income (loss), net of taxes
Foreign currency translation gain (loss)	1,031	(642)	1,129	483
Net unrealized gain (loss) on forward foreign currency exchange contracts	(569)	151	(458)	122
Net unrealized gain (loss) on interest rate swap contract	(25)	—	(25)	—
Total other comprehensive income (loss), net of taxes	437	(491)	646	605
Comprehensive income	$ 3,447	$ 1,133	$ 26,686	$ 22,933

See accompanying notes.

OXFORD INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	First Nine Months Fiscal 2012	First Nine Months Fiscal 2011
Cash Flows From Operating Activities:
Earnings from continuing operations	$ 26,040	$ 22,191
Adjustments to reconcile earnings from continuing operations to net cash provided by operating activities:
Depreciation	17,430	15,288
Amortization of intangible assets	769	897
Change in fair value of contingent consideration	1,800	1,800
Amortization of deferred financing costs and bond discount	846	1,286
Loss on repurchase of senior secured notes	9,143	9,017
Stock compensation expense	2,215	1,635
Deferred income taxes	(3,151)	3,223
Changes in working capital, net of acquisitions and dispositions:
Receivables	(8,902)	(16,080)
Inventories	2,266	(5,511)
Prepaid expenses	(2,541)	(4,717)
Current liabilities	(12,501)	(8,690)
Other non-current assets	(3,182)	2,536
Other non-current liabilities	4,444	(3,441)
Net cash provided by operating activities	34,676	19,434
Cash Flows From Investing Activities:
Acquisitions, net of cash acquired	(4,313)	(398)
Purchases of property and equipment	(47,653)	(22,448)
Net cash used in investing activities	(51,966)	(22,846)
Cash Flows From Financing Activities:
Repayment of revolving credit arrangements	(149,266)	(60,579)
Proceeds from revolving credit arrangements	276,826	63,865
Repurchase of senior secured notes	(111,000)	(52,175)
Deferred financing costs paid	(1,524)	—
Proceeds from issuance of common stock	1,768	2,017
Dividends on common stock	(7,438)	(6,425)
Net cash provided by (used in) financing activities	9,366	(53,297)
Cash Flows from Discontinued Operations:
Net cash provided by discontinued operations	—	17,479
Net change in cash and cash equivalents	(7,924)	(39,230)
Effect of foreign currency translation on cash and cash equivalents	172	98
Cash and cash equivalents at the beginning of year	13,373	44,094
Cash and cash equivalents at the end of the period	$ 5,621	$ 4,962

Supplemental disclosure of cash flow information:
Cash paid for interest, net	$ 7,279	$ 8,890
Cash paid for income taxes, including income taxes paid for discontinued operations	$ 20,904	$ 40,065

See accompanying notes.

OXFORD INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THIRD QUARTER OF FISCAL 2012

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

In July 2012, the FASB amended ASC 350 “Intangibles - Goodwill and Other.” This amendment is intended to reduce the cost and complexity of performing an impairment test for indefinite-lived intangible assets by simplifying how we test those assets for impairment and to improve consistency in impairment testing among long-lived asset categories. The amendment provides us with the option first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles - Goodwill and Other — General Intangibles Other than Goodwill. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. We also have the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. We will be able to resume performing the qualitative assessment in any subsequent period. The amendment is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. We do not expect the adoption of the amendment to ASC 350 to have a material impact on our financial position, results of operations or cash flows.

2.                                      Inventories: The components of inventories as of the dates specified are summarized as follows (in thousands):

	October 27, 2012	January 28, 2012	October 29, 2011
Finished goods	$146,044	$143,482	$126,570
Work in process	3,561	6,244	4,096
Fabric, trim and supplies	4,943	6,070	6,291
LIFO reserve	(52,376)	(52,376)	(45,954)
Total	$102,172	$103,420	$ 91,003

LIFO accounting adjustments, which we consider to include changes in the LIFO reserve as well as the impact of changes in inventory reserves related to lower of cost or market adjustments that do not exceed the LIFO reserve, were a credit of $0.4 million in the third quarter of fiscal 2012, a charge of $0.2 million in the third quarter of fiscal 2011, a credit of $0.5 million in the first nine months of fiscal 2012 and $0.0 million impact in the first nine months of fiscal 2011.

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

	Third Quarter Fiscal 2012	Third Quarter Fiscal 2011	First Nine Months Fiscal 2012	First Nine Months Fiscal 2011
Net Sales
Tommy Bahama	$103,193	$ 92,500	$371,790	$324,546
Lilly Pulitzer	26,939	16,668	93,475	71,364
Ben Sherman	19,781	25,191	57,234	65,505
Lanier Clothes	27,180	33,080	84,995	88,995
Corporate and Other	4,321	2,841	11,802	8,824
Total Net Sales	$181,414	$170,280	$619,296	$559,234
Depreciation and Amortization
Tommy Bahama	$ 4,511	$ 4,012	$ 12,793	$ 11,277
Lilly Pulitzer	604	553	1,674	1,482
Ben Sherman	729	583	2,016	1,736
Lanier Clothes	107	106	298	322
Corporate and Other	526	473	1,418	1,368
Total Depreciation and Amortization	$ 6,477	$ 5,727	$ 18,199	$ 16,185
Operating Income (Loss)
Tommy Bahama	$ 3,366	$ 4,624	$ 45,511	$ 45,381
Lilly Pulitzer	3,528	(363)	21,949	12,264
Ben Sherman	(2,149)	301	(6,352)	(2,281)
Lanier Clothes	2,402	4,331	8,845	11,319
Corporate and Other	(1,227)	(2,077)	(10,927)	(11,443)
Total Operating Income	5,920	6,816	59,026	55,240
Interest expense	959	3,705	7,876	12,777
Loss on repurchase of senior secured notes	—	769	9,143	9,017
Earnings from Continuing Operations Before Income Taxes	$ 4,961	$ 2,342	$ 42,007	$ 33,446

4.                                      Income Taxes: The income tax expense for each period presented reflects effective tax rates of 39.3%, 31.2%, 38.0% and 33.7% for the third quarter of fiscal 2012, the third quarter of fiscal 2011, the first nine months of fiscal 2012 and the first nine months of fiscal 2011, respectively. The effective tax rate for the third quarter of fiscal 2012 and the first nine months of fiscal 2012 were impacted by losses in foreign jurisdictions for which we were not able to recognize an income tax benefit and a greater proportion of our earnings being in higher tax jurisdictions, which offset favorable discrete items, including a reduction in income tax contingency reserves upon the expiration of the corresponding statute of limitations totaling approximately $2.1 million. The effective tax rate for the third quarter of fiscal 2011 and the first nine months of fiscal 2011 were impacted by certain favorable discrete items, including the reduction of income tax contingency reserves upon the expiration of the corresponding statute of limitations totaling $0.2 million for the third quarter and $0.6 million for the first nine months, as well as the recognition of an income tax benefit for losses in foreign jurisdictions. Additionally, the first nine months of fiscal 2012 and the first nine months of fiscal 2011 reflected the favorable benefit of reductions of enacted tax rates in certain jurisdictions, including the United Kingdom.

5.                                      Debt: The following table details our debt (in thousands) as of the dates specified:

	October 27, 2012	January 28, 2012	October 29, 2011
$235 million U.S. Secured Revolving Credit Facility (“U.S. Revolving Credit Agreement”)(1)	$123,301	N/A	N/A
$175 million U.S. Secured Revolving Credit Facility (“Prior Revolving Credit Agreement”)(1)	N/A	$ —	$ 1,621
£7 million Senior Secured Revolving Credit Facility (“U.K. Revolving Credit Agreement”)(2)	6,955	2,571	1,658
11.375% Senior Secured Notes (“11 3/8% Senior Secured Notes”)(3)(4)	N/A	105,000	105,000
Unamortized discount	—	(1,595)	(1,710)
Total debt	130,256	105,976	106,569
Short-term debt and current maturities of long-term debt	(6,955)	(2,571)	(3,279)
Long-term debt, less current maturities	$123,301	$103,405	$103,290

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

(4)         In the second and third quarters of fiscal 2011, we repurchased, in privately negotiated transactions, $45.0 million in aggregate principal amount of the 11 3/8% Senior Secured Notes for $52.2 million, plus accrued interest. The repurchase of the 11 3/8% Senior Secured Notes and related write-off of approximately $1.8 million of unamortized deferred financing costs and bond discount resulted in a loss on repurchase of senior notes of approximately $9.0 million during the first nine months of fiscal 2011.

To the extent cash flow needs exceed cash flow provided by our operations we will have access, subject to their terms, to our lines of credit to provide funding for operating activities, capital expenditures and acquisitions, if any. Our credit facilities are also used to finance trade letters of credit for product purchases, which are drawn against our lines of credit at the time of shipment of the products and reduce the amounts available under our lines of credit and borrowing capacity under our credit facilities when issued. As of October 27, 2012, approximately $7.8 million of trade letters of credit and other limitations on availability in the aggregate were outstanding against our credit facilities. After considering these limitations and the amount of eligible assets in our borrowing base, as applicable, as of October 27, 2012, we had approximately $90.0 million and $1.4 million in unused availability under the U.S. Revolving Credit Agreement and the U.K. Revolving Credit Agreement, respectively, subject to the respective limitations on borrowings set forth in the U.S. Revolving Credit Agreement and the U.K. Revolving Credit Agreement.

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

OVERVIEW

We generate revenues and cash flow primarily through our design, sourcing, marketing and distribution of branded apparel products bearing the trademarks of our owned lifestyle brands as well as certain licensed and private label apparel products. We distribute our products through our direct to consumer channels, including our retail stores, e-commerce websites and restaurants, and our wholesale distribution channel, which includes better department stores, specialty stores, national chains, specialty catalogs and Internet retailers. In fiscal 2011, more than 90% of our consolidated net sales were to customers located in the United States, with the remainder primarily sales of our Ben Sherman products in the United Kingdom and Europe. We source substantially all of our products through third party manufacturers located outside of the United States and United Kingdom.

We operate in highly competitive domestic and international markets in which numerous U.S.-based and foreign apparel firms compete. No single apparel firm or small group of apparel firms, dominate the apparel industry and our direct competitors vary by operating group. We believe that the principal competitive factors in the apparel industry are the reputation, value and image of brand names; design; consumer preference; price; quality; marketing; and customer service. We believe our ability to compete successfully in styling and marketing is directly related to our proficiency in foreseeing changes and trends in fashion and consumer preference, and presenting appealing products for consumers. In some instances, a retailer that is our customer may compete directly with us by offering certain of their own competing products, some of which may be sourced directly by our customer, in their own retail stores. Additionally, the apparel industry is cyclical and dependent upon the overall level of discretionary consumer spending, which changes as regional, domestic and international economic conditions change. Often, negative economic conditions have a longer and more severe impact on the apparel and retail industry than the conditions have on other industries.

The global economic environment and resulting economic uncertainty that began in fiscal 2008 continue to impact each of our operating groups, and the apparel industry as a whole. Although some signs of economic improvements exist and declines in consumer spending in the United States have moderated, unemployment levels remain high, the retail environment remains highly promotional and a significant amount of economic uncertainty remains. The economies in the United Kingdom and Europe, which are important to our Ben Sherman operating group, continue to struggle.

While we anticipate sales of our products may continue to be negatively impacted as long as there is an elevated level of economic uncertainty, we believe that our Tommy Bahama and Lilly Pulitzer lifestyle brands have significant opportunities for long-term growth. We believe that these lifestyle brands have opportunities for growth in their direct to consumer businesses through expansion of our retail store operations as well as increases in same store and e-commerce sales. We also believe that these lifestyle brands provide an opportunity for moderate sales increases in their wholesale businesses primarily from current customers adding to their existing door count and the selective addition of new wholesale customers. The Ben Sherman lifestyle brand currently faces challenges due to its elevation of the distribution of the brand and the economic conditions in the United Kingdom and Europe as well as missteps in the merchandise mix during the third quarter of fiscal 2012. We believe that in the long-term Ben Sherman will have future growth opportunities if the elevation of the brand is successful and the economic conditions improve.

Although the challenging economic conditions continue to have an impact on our business and the apparel industry as a whole, and we continue to focus on minimizing inventory markdown risk and promotional pressure, we were more aggressive in our inventory purchases for fiscal 2011 and fiscal 2012 and anticipate continuing this approach for fiscal 2013 as long as the economic conditions do not deteriorate. The second half of fiscal 2011 was impacted by pricing pressures on raw materials, fuel, transportation, labor and other costs necessary for the production and sourcing of apparel products and these pricing pressures continued to negatively impact cost of goods sold into the first half of fiscal 2012. The impact of these increased product costs began to moderate in the third quarter of fiscal 2012.

We continue to believe it is important to focus on maintaining a strong balance sheet and ample liquidity, and we believe that our strong balance sheet and liquidity coupled with positive cash flow from operations will provide us sufficient resources to fund future investments in our owned lifestyle brands. In the future, we may add additional lifestyle brands to our portfolio, if we identify appropriate lifestyle brands which meet our investment criteria; however, we believe that we have significant opportunities to appropriately deploy our capital and resources in our existing owned lifestyle brands.

The following table sets forth our consolidated operating results (in thousands, except per share amounts) for the first nine months of fiscal 2012 compared to the first nine months of fiscal 2011:

	First Nine Months
	Fiscal 2012	Fiscal 2011
Net sales	$619,296	$559,234
Operating income	$59,026	$55,240
Earnings from continuing operations	$26,040	$22,191
Earnings from continuing operations per diluted common share	$1.57	$1.34

The primary reasons for the improvement in earnings from continuing operations were:

•                  An increase in net sales in both the Tommy Bahama and Lilly Pulitzer operating groups;

•                  Lower interest expense in the first nine months of fiscal 2012 due to (1) our borrowing at lower interest rates in the third quarter of fiscal 2012 compared to the third quarter of fiscal 2011 due to our redemption of the remaining $105.0 million in aggregate principal amount of our 11 3/8% Senior Secured Notes in July 2012 and (2) the reduction in our average debt levels during the first nine months of fiscal 2012 compared to the first nine months of fiscal 2011 primarily as a result of our repurchase of $45.0 million in aggregate principal amount of our 11 3/8% Senior Secured Notes during the second and third quarters of fiscal 2011; and

•                  The first nine months of fiscal 2012 not having any purchase accounting adjustments while the first nine months of fiscal 2011 included purchase accounting charges of $1.0 million.

These items were partially offset by:

•                  A decrease in sales and operating results at both Ben Sherman and Lanier Clothes;

•                  An increase in SG&A, which was primarily due to (1) the incremental SG&A associated with the operation of retail stores opened in fiscal 2011 and fiscal 2012, (2) certain infrastructure, pre-opening retail store rent and other costs related to the Tommy Bahama international expansion, (3) higher SG&A to support the growing Tommy Bahama and Lilly Pulitzer businesses and (4) the rent charge associated with our Tommy Bahama New York location which opened in the fourth quarter of fiscal 2012; and

•                  A higher effective tax rate in the first nine months of fiscal 2012 due to us not being able to recognize the income tax benefit of certain losses in foreign jurisdictions and having a greater proportion of our earnings in higher tax jurisdictions, which offset the impact of certain favorable discrete items in that period, while in the first nine months of fiscal 2011, we were able to recognize the income tax benefit of foreign jurisdiction losses as well as having the impact of certain favorable discrete items.

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

Tommy Bahama designs, sources and markets collections of men’s and women’s sportswear and related products. The target consumers of Tommy Bahama are primarily affluent men and women age 35 and older who embrace a relaxed and casual approach to daily living. Tommy Bahama® products can be found in our owned Tommy Bahama retail stores within and outside the United States and on our Tommy Bahama e-commerce website, www.tommybahama.com, as well as in better department stores and independent specialty stores throughout the United States and licensed Tommy Bahama retail stores outside the United States. We also operate Tommy Bahama restaurants and license the Tommy Bahama name for various product categories. As of October 27, 2012, we operated 110 owned Tommy Bahama retail stores, including 73 full-price stores, 13 restaurant-retail locations and 24 outlet stores. This store count includes both our 103 owned domestic and seven owned international retail store locations. The seven international stores include five retail stores in Australia which we acquired from our former licensee during the second quarter of fiscal 2012 as well as our Macau and Singapore stores opened in the first quarter and second quarter of fiscal 2012, respectively.

Lilly Pulitzer designs, sources and distributes upscale collections of women’s and girl’s dresses, sportswear and other products. Lilly Pulitzer was originally created in the late 1950’s and is an affluent brand with a heritage and aesthetic based on the Palm Beach resort lifestyle. The brand is somewhat unique among women’s brands in that it has demonstrated multi-generational appeal, including young women in college or recently graduated from college; young mothers with their daughters; and women who are not tied to the academic calendar. Lilly Pulitzer® products can be found in our owned Lilly Pulitzer stores, in Lilly Pulitzer Signature Stores and on our Lilly Pulitzer website, www.lillypulitzer.com, as well as in better department and independent specialty stores. We also license the Lilly Pulitzer name for various product categories. As of October 27, 2012, we operated 18 owned Lilly Pulitzer retail stores.

Ben Sherman is a London-based designer, marketer and distributor of men’s branded sportswear and related products. Ben Sherman was established in 1963 as an edgy shirt brand that was adopted by the “Mods” and has throughout its history been inspired by what is new and current in British art, music, culture and style. The brand has evolved into a British modernist lifestyle brand of apparel targeted at style conscious men ages 25 to 40 in multiple markets throughout the world. Ben Sherman® products can be found in better department stores, a variety of independent specialty stores and our owned and licensed Ben Sherman retail stores, as well as on Ben Sherman e-commerce websites. We also license the Ben Sherman name for various product categories. As of October 27, 2012, we operated 19 owned Ben Sherman international and domestic retail stores, including seven outlet stores.

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

RESULTS OF OPERATIONS

THIRD QUARTER OF FISCAL 2012 COMPARED TO THIRD QUARTER OF FISCAL 2011

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

	Third Quarter
	Fiscal 2012		Fiscal 2011		$ Change	% Change
Net sales	$ 181,414	100.0%	$ 170,280	100.0%	$ 11,134	6.5%
Cost of goods sold	84,592	46.6%	81,540	47.9%	3,052	3.7%
Gross profit	96,822	53.4%	88,740	52.1%	8,082	9.1%
SG&A	94,146	51.9%	85,161	50.0%	8,985	10.6%
Change in fair value of contingent consideration	600	0.3%	600	0.4%	—	—
Royalties and other operating income	3,844	2.1%	3,837	2.3%	7	0.2%
Operating income	5,920	3.3%	6,816	4.0%	(896)	(13.1)%
Interest expense, net	959	0.5%	3,705	2.2%	(2,746)	(74.1)%
Loss on repurchase of senior secured notes	—	—%	769	0.5%	(769)	(100.0)%
Earnings from continuing operations before income taxes	4,961	2.7%	2,342	1.4%	2,619	111.8%
Income taxes	1,951	1.1%	731	0.4%	1,220	166.9%
Earnings from continuing operations	$ 3,010	1.7%	$ 1,611	0.9%	$ 1,399	86.9%

The discussion and tables below compare certain line items included in our statements of earnings for the third quarter of fiscal 2012 to the third quarter of fiscal 2011. Each dollar and percentage change provided reflects the change between these periods unless indicated otherwise. Each dollar and share amount included in the tables is in thousands except for per share amounts.

Net Sales

	Third Quarter
	Fiscal 2012	Fiscal 2011	$ Change	% Change
Tommy Bahama	$ 103,193	$ 92,500	$ 10,693	11.6%
Lilly Pulitzer	26,939	16,668	10,271	61.6%
Ben Sherman	19,781	25,191	(5,410)	(21.5)%
Lanier Clothes	27,180	33,080	(5,900)	(17.8)%
Corporate and Other	4,321	2,841	1,480	52.1%
Total net sales	$ 181,414	$ 170,280	$ 11,134	6.5%

Consolidated net sales increased $11.1 million, or 6.5%, in the third quarter of fiscal 2012 compared to the third quarter of fiscal 2011 primarily due to the increase in net sales at Tommy Bahama and Lilly Pulitzer, which were partially offset by decreased net sales at Lanier Clothes and Ben Sherman, each as discussed below. The third quarter is typically our lowest sales quarter of the fiscal year.

Tommy Bahama:

The 11.6% increase in net sales for Tommy Bahama was primarily driven by increased sales in both the direct to consumer and wholesale distribution channels with the largest increase in the direct to consumer business. The increased sales in the direct to consumer business resulted from net sales at additional retail stores operated during fiscal 2012, a significant increase in e-commerce sales and a low single digit percentage increase in comparable full-price retail store sales. Tommy Bahama apparel unit sales increased by 10.3% due to the higher volume in each distribution channel, and the average selling price per unit increased by 1.9%, primarily as a result of the higher proportion of net sales from the direct to consumer channel of distribution. As of October 27, 2012, Tommy Bahama operated 110 retail stores compared to 94 retail stores as of October 29, 2011.

Lilly Pulitzer:

The 61.6% increase in net sales for Lilly Pulitzer was driven by increased sales in both the direct to consumer distribution channel and the wholesale distribution channel. The increase in the direct to consumer channel included a significant increase in e-commerce sales, net sales at the additional retail stores operated during fiscal 2012 and a low double digit percentage increase in comparable retail store sales. The higher e-commerce sales benefitted from a very strong end of season flash e-commerce sale which generated approximately $6.1 million of sales in the third quarter of fiscal 2012 compared to approximately $2.0 million of end of season flash sales in the third quarter of fiscal 2011 and also benefitted from a healthy full-price ecommerce sales increase during the period. Unit sales increased by 63.8% due to the higher volume in each distribution channel, while the average selling price per unit decreased by 1.4% despite a greater percentage of Lilly Pulitzer sales being direct to consumer sales. The decreased selling price per unit primarily resulted from a change in product mix as sportswear and knit dresses, both of which generally sell at lower price points than woven dresses, represented a greater proportion of the Lilly Pulitzer business and the impact of the e-commerce sale which sold product at prices more in line with typical wholesale prices rather than full price direct to consumer prices. As of October 27, 2012, Lilly Pulitzer operated 18 retail stores compared to 16 retail stores as of October 29, 2011.

Ben Sherman:

Net sales for Ben Sherman decreased by 21.5% in the third quarter of fiscal 2012 compared to the third quarter of fiscal 2011. The decrease in net sales for Ben Sherman was primarily driven by a reduction in unit volume of 25.6% primarily attributable to (1) missteps in Ben Sherman’s merchandise assortment planning, which resulted in too much of the product offering in styles at the higher end of the price range, particularly in the current economic environment, (2) the difficult economic conditions in the United Kingdom and Europe and (3) our exit from certain moderate wholesale accounts in the United Kingdom. The reduction in units sold was partially offset by an increase in the average selling price per unit of 5.6%. The increase in average selling price per unit was primarily due to (1) a greater proportion of Ben Sherman’s sales being retail sales, which generally have higher selling prices, and (2) our strategy to improve the distribution of the brand in the United Kingdom by exiting certain moderate wholesale accounts and increasing product prices, which were partially offset by an unfavorable foreign currency translation impact resulting from a 0.5% change in average exchange rates between the two periods.

Lanier Clothes:

Net sales for Lanier Clothes decreased by 17.8% in the third quarter of fiscal 2012 compared to the third quarter of fiscal 2011.  This decrease resulted from a 16.1% decrease in unit sales, with decreases in both private label and branded businesses, and a 2.1% decrease in average selling price per unit primarily due to competitive factors and a change in sales mix. The decrease in unit sales was due in part to the prior year benefitting from initial shipments related to a new product launch and a slow-down in inventory intake on a replenishment program by a key customer in fiscal 2012.

Corporate and Other:

Corporate and Other net sales primarily consisted of the net sales of our Oxford Golf business and our Lyons, Georgia distribution center. The increase in the net sales for Corporate and Other was primarily driven by the higher net sales in our Oxford Golf business during the third quarter of fiscal 2012.

Gross Profit

	Third Quarter
	Fiscal 2012	Fiscal 2011	$ Change	% Change
Gross profit	$ 96,822	$ 88,740	$ 8,082	9.1%
Gross margin (gross profit as a % of net sales)	53.4%	52.1%
LIFO (credits) charges included in gross profit	$ (426)	$ 220

The 9.1% increase in gross profit in the third quarter of fiscal 2012 compared to the third quarter of fiscal 2011 was primarily due to the 6.5% increase in net sales, as discussed above, and higher consolidated gross margins. The third quarter of fiscal 2012 experienced an increase in consolidated gross margins resulting, in part, from a change in our consolidated sales mix, the net favorable impact of LIFO accounting adjustments between the two periods and lower product cost pressures on our gross margins. During the third quarter of fiscal 2012, the changes in sales mix included an increased proportion of sales of the higher gross margin Tommy Bahama and Lilly Pulitzer brands and an increased proportion of sales being from the higher gross margin direct to consumer businesses rather than wholesale sales.

Certain of the year-over-year product cost pressures that impacted our operating groups during the second half of fiscal 2011 and the first half of fiscal 2012 began to ease in the third quarter of fiscal 2012 as the impact of certain of the higher product costs moderated. We expect that certain competitive factors impacting Lanier Clothes and Ben Sherman will persist, which may continue to negatively impact the gross margins in these operating groups. Our gross profit may not be directly comparable to those of our competitors, as statement of earnings classification of certain expenses may vary by company.

SG&A

	Third Quarter
	Fiscal 2012	Fiscal 2011	$ Change	% Change
SG&A	$94,146	$85,161	$8,985	10.6%
SG&A (as % of net sales)	51.9%	50.0%

The increase in SG&A was primarily due to (1) certain infrastructure, pre-opening retail store rent and other costs related to the Tommy Bahama international expansion, (2) the incremental SG&A in the third quarter of fiscal 2012 associated with operating additional Tommy Bahama and Lilly Pulitzer retail stores, (3) the pre-opening rent charge associated with our Tommy Bahama New York location, which in accordance with U.S. GAAP was required to be recognized as an ongoing expense of the store from the time we took possession of the space and (4) higher SG&A to support the growing Tommy Bahama and Lilly Pulitzer businesses. The third quarter of fiscal 2012 included SG&A charges of approximately $5.1 million related to the Tommy Bahama international expansion and the Tommy Bahama New York store. The third quarter of fiscal 2011 included SG&A charges of $1.2 million related to international operations and the Tommy Bahama New York store. The increases in SG&A for Tommy Bahama and Lilly Pulitzer were partially offset by SG&A reductions in Ben Sherman and Lanier Clothes. SG&A for both the third quarter of fiscal 2012 and the third quarter of fiscal 2011 included charges of $0.3 million related to the amortization of intangible assets.

Change in fair value of contingent consideration

	Third Quarter
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

Royalties and other operating income

	Third Quarter
	Fiscal 2012	Fiscal 2011	$ Change	% Change
Royalties and other operating income	$3,844	$3,837	$7	0.2%

Royalties and other operating income in the third quarter of fiscal 2012 primarily reflects income received from third parties from the licensing of our Tommy Bahama, Ben Sherman and Lilly Pulitzer brands, which were comparable on a consolidated basis to the royalty income recognized in the third quarter of fiscal 2011.

Operating income (loss)

	Third Quarter
	Fiscal 2012	Fiscal 2011	$ Change	% Change
Tommy Bahama	$3,366	$4,624	$(1,258)	(27.2)%
Lilly Pulitzer	3,528	(363)	3,891	NM
Ben Sherman	(2,149)	301	(2,450)	NM
Lanier Clothes	2,402	4,331	(1,929)	(44.5)%
Corporate and Other	(1,227)	(2,077)	850	40.9%
Total operating income	$5,920	$6,816	$(896)	(13.1)%
LIFO (credits) charges included in operating income	$(426)	$220
Charge for increase in fair value of contingent consideration included in operating income	$600	$600

Operating income, on a consolidated basis, decreased to $5.9 million in the third quarter of fiscal 2012 from $6.8 million in the third quarter of fiscal 2011. The 13.1% decrease in operating income was primarily due to the lower operating results in Ben Sherman and Lanier Clothes and SG&A increases in Tommy Bahama and Lilly Pulitzer related to expansion of these brands. These items were partially offset by higher net sales in Tommy Bahama and Lilly Pulitzer. Changes in operating income by operating group are discussed below.

Tommy Bahama:

	Third Quarter
	Fiscal 2012	Fiscal 2011	$ Change	% Change
Net sales	$103,193	$92,500	$10,693	11.6%
Operating income	$3,366	$4,624	$(1,258)	(27.2)%
Operating income as % of net sales	3.3%	5.0%

The decrease in operating income for Tommy Bahama was primarily due to increased SG&A associated with (1) certain infrastructure, pre-opening retail store rent and other costs associated with Tommy Bahama’s international expansion, (2) operating additional retail stores during the third quarter of fiscal 2012, (3) the pre-opening rent charge associated with our Tommy Bahama New York location, which in accordance with U.S. GAAP is required to be recognized as an ongoing expense of the store from the time we took possession of the space and (4) higher SG&A to support the growing Tommy Bahama business. The additional SG&A costs were partially offset by the impact of the increased net sales of Tommy Bahama products in the third quarter of fiscal 2012.

The third quarter of fiscal 2012 included operating losses of approximately $4.0 million related to the Tommy Bahama international expansion and the Tommy Bahama New York store, compared to operating losses of $1.2 million related to the Tommy Bahama international expansion and the Tommy Bahama New York store in the third quarter of fiscal 2011. The $4.0 million operating loss related to the Tommy Bahama international expansion and the Tommy Bahama New York store reflect approximately $5.1 million of SG&A costs partially offset by approximately $1.1 million of gross margin related to sales in our international stores and royalty income during the third quarter of fiscal 2012.

Lilly Pulitzer:

	Third Quarter
	Fiscal 2012	Fiscal 2011	$ Change	% Change
Net sales	$26,939	$16,668	$10,271	61.6%
Operating income (loss)	$3,528	$(363)	$3,891	NM
Operating income (loss) as % of net sales	13.1%	(2.2)%
Charge for increase in fair value of contingent consideration included in operating income	$600	$600

The improved operating results for Lilly Pulitzer were primarily due to increased net sales in each distribution channel. The increased net sales were partially offset by increased SG&A associated with the cost of operating additional retail stores during the third quarter of fiscal 2012 and higher SG&A to support the growing Lilly Pulitzer business. Both periods were impacted by a charge of $0.6 million for the change in the fair value of contingent consideration.

Ben Sherman:

	Third Quarter
	Fiscal 2012	Fiscal 2011	$ Change	% Change
Net sales	$19,781	$25,191	$(5,410)	(21.5)%
Operating income (loss)	$(2,149)	$301	$(2,450)	NM
Operating income (loss) as % of net sales	(10.9)%	1.2%

The decline in operating results for Ben Sherman in the third quarter of fiscal 2012 compared to the third quarter of fiscal 2011 was primarily due to the decreased sales, as discussed above, partially offset by decreased SG&A.

Lanier Clothes:

	Third Quarter
	Fiscal 2012	Fiscal 2011	$ Change	% Change
Net sales	$27,180	$33,080	$(5,900)	(17.8)%
Operating income	$2,402	$4,331	$(1,929)	(44.5)%
Operating income as % of net sales	8.8%	13.1%

The decrease in operating income for Lanier Clothes was primarily the result of the lower sales and gross margins, partially offset by decreased SG&A. Gross margin pressures resulted from both competitive factors and product cost pressures.

Corporate and Other:

	Third Quarter
	Fiscal 2012	Fiscal 2011	$ Change	% Change
Net sales	$4,321	$2,841	$1,480	52.1%
Operating loss	$(1,227)	$(2,077)	$850	40.9%
LIFO (credits) charges included in operating loss	$(426)	$220

The Corporate and Other operating results improved by $0.9 million from a loss of $2.1 million in the third quarter of fiscal 2011 to a loss of $1.2 million in the third quarter of fiscal 2012. The improved operating results for fiscal 2012 reflect the net impact of LIFO accounting, with credits of $0.4 million in the third quarter of fiscal 2012 and charges of $0.2 million in the third quarter of fiscal 2011 as well as better operating results in our Oxford Golf business.

Interest expense, net

	Third Quarter
	Fiscal 2012	Fiscal 2011	$ Change	% Change
Interest expense, net	$959	$3,705	$(2,746)	(74.1)%

Interest expense for the third quarter of fiscal 2012 decreased due to our borrowing at lower interest rates in the third quarter of fiscal 2012 compared to the third quarter of fiscal 2011. During the third quarter of fiscal 2012, substantially all of our borrowings were under our U.S. Revolving Credit Agreement, whereas substantially all of our borrowings in the third quarter of fiscal 2011 were from our 11 3/8% Senior Secured Notes. The change in the source of our borrowings resulted from our redemption of our 11 3/8% Senior Secured Notes in July 2012, which was funded with borrowings under our U.S. Revolving Credit Agreement and cash on hand. We anticipate that interest expense for the fourth quarter of fiscal 2012 will be approximately $1.0 million.

Loss on repurchase of senior secured notes

	Third Quarter
	Fiscal 2012	Fiscal 2011	$ Change	% Change
Loss on repurchase of senior secured notes	$—	$769	$(769)	NM

In the third quarter of fiscal 2011, we repurchased in a privately negotiated transaction, $5.0 million in aggregate principal amount of our 11 3/8% Senior Secured Notes. The repurchase of the 11 3/8% Senior Secured Notes and related write-off of unamortized deferred financing costs and discount resulted in a loss of approximately $0.8 million in the third quarter of fiscal 2011. No loss on repurchase of senior secured notes was incurred in the third quarter of fiscal 2012 as we redeemed the remaining $105.0 million in aggregate principal amount of our 11 3/8% Senior Secured Notes in the second quarter of fiscal 2012.

Income taxes

	Third Quarter
	Fiscal 2012	Fiscal 2011	$ Change	% Change
Income taxes	$1,951	$731	$1,220	166.9%
Effective tax rate	39.3%	31.2%

Income tax expense for the third quarter of fiscal 2012 increased compared to the third quarter of fiscal 2011, primarily due to higher earnings in the third quarter of fiscal 2012 as well as an increase in the effective tax rate.  Income taxes for the third quarter of fiscal 2012 were impacted by losses in foreign jurisdictions for which we were not able to recognize an income tax benefit and a greater proportion of our earnings being in jurisdictions with higher tax rates, which offset favorable discrete items during the period, including the reduction in income tax contingency reserves upon the expiration of the corresponding statute of limitations. Income taxes for the third quarter of fiscal 2011 were impacted by certain favorable discrete items, including the reduction of income tax contingency reserves upon the expiration of the corresponding statute of limitations, as well as the recognition of an income tax benefit for losses in foreign jurisdictions.

Net earnings

	Third Quarter
	Fiscal 2012	Fiscal 2011
Earnings from continuing operations	$3,010	$1,611
Earnings from continuing operations per diluted common share	$0.18	$0.10
Weighted average common shares outstanding-diluted	16,591	16,517

The increase in earnings from continuing operations for the third quarter of fiscal 2012 compared to the third quarter of fiscal 2011 was primarily due to (1) the higher sales in Tommy Bahama and Lilly Pulitzer, (2) lower interest expense due to our third quarter fiscal 2012 borrowings being primarily under our U.S. Revolving Credit Agreement compared to our third quarter fiscal 2011 borrowings being primarily our 11 3/8% Senior Secured Notes, and (3) the absence of any loss on repurchase of senior secured notes in the third quarter of fiscal 2012. These items were partially offset by (1) lower sales at Lanier Clothes and Ben Sherman, (2) higher SG&A in Tommy Bahama and Lilly Pulitzer to support the continued growth and expansion of these brands, and (3) a higher effective tax rate during the third quarter of fiscal 2012. The third quarter of each fiscal year is generally our lowest net sales and earnings quarter compared to the other quarters during our fiscal year.

FIRST NINE MONTHS OF FISCAL 2012 COMPARED TO FIRST NINE MONTHS OF FISCAL 2011

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

	First Nine Months
	Fiscal 2012		Fiscal 2011		$ Change	% Change
Net sales	$ 619,296	100.0%	$ 559,234	100.0%	$ 60,062	10.7%
Cost of goods sold	274,980	44.4%	249,897	44.7%	25,083	10.0%
Gross profit	344,316	55.6%	309,337	55.3%	34,979	11.3%
SG&A	295,656	47.7%	264,947	47.4%	30,709	11.6%
Change in fair value of contingent consideration	1,800	0.3%	1,800	0.3%	––	––
Royalties and other operating income	12,166	2.0%	12,650	2.3%	(484)	(3.8)%
Operating income	59,026	9.5%	55,240	9.9%	3,786	6.9%
Interest expense, net	7,876	1.3%	12,777	2.3%	(4,901)	(38.4)%
Loss on repurchase of senior secured notes	9,143	1.5%	9,017	1.6%	126	1.4%
Earnings from continuing operations before income taxes	42,007	6.8%	33,446	6.0%	8,561	25.6%
Income taxes	15,967	2.6%	11,255	2.0%	4,712	41.9%
Earnings from continuing operations	26,040	4.2%	22,191	4.0%	3,849	17.3%

The discussion and tables below compare certain line items included in our statements of earnings for the first nine months of fiscal 2012 to the first nine months of fiscal 2011. Each dollar and percentage change provided reflects the change between these periods unless indicated otherwise. Each dollar and share amount included in the tables is in thousands except for per share amounts.

Net Sales

	First Nine Months
	Fiscal 2012	Fiscal 2011	$ Change	% Change
Tommy Bahama	$ 371,790	$ 324,546	$ 47,244	14.6%
Lilly Pulitzer	93,475	71,364	22,111	31.0%
Ben Sherman	57,234	65,505	(8,271)	(12.6)%
Lanier Clothes	84,995	88,995	(4,000)	(4.5)%
Corporate and Other	11,802	8,824	2,978	33.7%
Total net sales	$ 619,296	$ 559,234	$ 60,062	10.7%

Consolidated net sales increased $60.1 million, or 10.7%, in the first nine months of fiscal 2012 compared to the first nine months of fiscal 2011 primarily due to the increase in net sales at Tommy Bahama and Lilly Pulitzer, partially offset by the decrease in net sales at Ben Sherman and Lanier Clothes, each as discussed below.

Tommy Bahama:

The 14.6% increase in net sales for Tommy Bahama was primarily driven by increased sales in both the direct to consumer and wholesale distribution channels with the largest increase in the direct to consumer business. The increased sales in the direct to consumer business resulted from a significant increase in e-commerce sales, net sales at the additional retail stores operated during fiscal 2012 and a high single digit percentage increase in comparable full-price retail store sales for the first nine months of fiscal 2012. Tommy Bahama apparel unit sales increased by 12.8% due to the higher volume in each distribution channel, and the average selling price per unit increased by 3.0%, primarily as a result of the higher proportion of net sales from the direct to consumer channel of distribution. As of October 27, 2012, Tommy Bahama operated 110 retail stores compared to 94 retail stores as of October 29, 2011.

Lilly Pulitzer:

The 31.0% increase in net sales for Lilly Pulitzer was driven by increased sales in both the direct to consumer and wholesale distribution channels. The increases in the direct to consumer channel included a significant increase in e-commerce sales, sales at additional stores operated in fiscal 2012 and a low double digit percentage increase in comparable retail store sales. The higher e-commerce sales benefitted from a very strong end of season flash e-commerce sale which generated $6.1 million of sales in the first nine months of fiscal 2012 compared to $2.0 million of end of season flash sales in the first nine months of fiscal 2011 and also benefitted from increased full-price ecommerce sales during the nine month period. Unit sales increased by 37.9% due to the higher volume in each distribution channel, while the average selling price per unit decreased by 5.0% despite a greater percentage of Lilly Pulitzer sales being direct to consumer sales. The decreased selling price per unit resulted from a change in product mix as sportswear and knit dresses, both of which generally sell at lower price points than woven dresses, represented a greater proportion of the Lilly Pulitzer business and the impact of the e-commerce sale which sold product at prices more in line with typical wholesale prices rather than full price direct to consumer prices. As of October 27, 2012, Lilly Pulitzer operated 18 retail stores compared to 16 retail stores as of October 29, 2011.

Ben Sherman:

Net sales for Ben Sherman decreased by 12.6% in the first nine months of fiscal 2012 compared to the first nine months of fiscal 2011. The decrease in net sales for Ben Sherman was driven by a reduction in unit volume of 19.7% primarily attributable to (1) missteps in Ben Sherman’s merchandise assortment planning for the third quarter, which resulted in too much of the product offering in styles at the higher end of the price range, particularly in the current economic environment, (2) the difficult economic conditions in the United Kingdom and Europe and (3) our exit from certain moderate wholesale accounts in the United Kingdom. The reduction in units sold was partially offset by an increase in the average selling price per unit of 8.7%. The increase in average selling price per unit was primarily due to (1) a greater proportion of Ben Sherman’s sales being retail sales, which generally have higher selling prices, and (2) our strategy to improve the distribution of the brand in the United Kingdom by exiting certain moderate wholesale accounts and increasing product prices, which were partially offset by an unfavorable foreign currency translation impact resulting from a 1.9% change in average exchange rates between the two periods.

Lanier Clothes:

Net sales for Lanier Clothes decreased by 4.5% in the first nine months of fiscal 2012 compared to the first nine months of fiscal 2011.  A decrease in unit sales of 8.4% was primarily driven by the decreased unit sales in the private label businesses, which was partially offset by an increase in unit sales of branded tailored clothing products. The decrease in unit sales in private label was primarily due to the first nine months of fiscal 2011 benefitting from initial shipments related to a new product launch, while the first nine months of fiscal 2012 were impacted by a slow-down in the inventory intake on a replenishment program by a key customer. The average selling price per unit increased 4.2% as a result of the change in product sales mix towards branded apparel, which generally has a higher average selling price per unit.

Corporate and Other:

Corporate and Other net sales primarily consisted of the net sales of our Oxford Golf business and our Lyons, Georgia distribution center. The increase in the net sales for Corporate and Other was primarily driven by the higher net sales in our Oxford Golf business during the first nine months of fiscal 2012.

Gross Profit

	First Nine Months
	Fiscal 2012	Fiscal 2011	$ Change	% Change
Gross profit	$ 344,316	$ 309,337	$ 34,979	11.3%
Gross margin (gross profit as a % of net sales)	55.6%	55.3%
LIFO (credits) charges included in gross profit	$ (461)	$ 6
Purchase accounting charge related to write-up of acquired inventory included in gross profit	$ —	$ 996

The 11.3% increase in gross profit in the first nine months of fiscal 2012 compared to the first nine months of fiscal 2011 was primarily due to the 10.7% increase in net sales, as discussed above. The first nine months of fiscal 2012 experienced a modest increase in gross margins primarily resulting from a change in sales mix with an increase in the proportion of total sales at our higher gross margin Tommy Bahama and Lilly Pulitzer brands and a higher proportion of sales from our higher gross margin direct to consumer businesses. The first nine months of fiscal 2012 included LIFO accounting credits of $0.5 million while the first nine months of fiscal 2011 included purchase accounting charges of $1.0 million. The impact of these favorable items on gross margins in the first nine months of fiscal 2012 were partially offset by the higher product cost pressures during the first six months of fiscal 2012 compared to the first six months of fiscal 2011.

Certain of the year-over-year product cost pressures that impacted our operating groups during the second half of fiscal 2011 and the first half of fiscal 2012 began to ease in the third quarter of fiscal 2012 as the impact of certain of the higher product costs moderated. We expect that certain competitive factors impacting Lanier Clothes and Ben Sherman will persist, which may continue to negatively impact the gross margins in those operating groups. Our gross profit may not be directly comparable to those of our competitors, as statement of earnings classification of certain expenses may vary by company.

SG&A

	First Nine Months
	Fiscal 2012	Fiscal 2011	$ Change	% Change
SG&A	$ 295,656	$ 264,947	$ 30,709	11.6%
SG&A (as % of net sales)	47.7%	47.4%

The increase in SG&A was primarily due to (1) the incremental SG&A in the first nine months of fiscal 2012 associated with operating additional Tommy Bahama and Lilly Pulitzer retail stores, (2) certain infrastructure, pre-opening retail store rent and other costs related to the Tommy Bahama international expansion, (3) the pre-opening rent charge associated with our Tommy Bahama New York location, which in accordance with U.S. GAAP was required to be recognized as an ongoing expense of the store at the time we took possession of the space and (4) higher SG&A to support the growing Tommy Bahama and Lilly Pulitzer businesses. The first nine months of fiscal 2012 included SG&A charges of approximately $11.6 million, compared to $2.0 million related to the Tommy Bahama international expansion and the Tommy Bahama New York store in the first nine months of fiscal 2011. The increases in SG&A in Tommy Bahama and Lilly Pulitzer were partially offset by reductions in SG&A in Lanier Clothes during the first nine months of fiscal 2012. SG&A for the first nine months of fiscal 2012 and the first nine months of fiscal 2011 included charges of $0.8 million and $0.9 million, respectively, related to the amortization of intangible assets.

Change in fair value of contingent consideration

	First Nine Months
	Fiscal 2012	Fiscal 2011	$ Change	% Change
Change in fair value of contingent consideration	$1,800	$1,800	$—	—%

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

Royalties and other operating income

	First Nine Months
	Fiscal 2012	Fiscal 2011	$ Change	% Change
Royalties and other operating income	$12,166	$12,650	$(484)	(3.8)%

The decrease in royalties and other operating income was primarily due to lower royalty income in the Ben Sherman and Tommy Bahama businesses, partially offset by increased royalty income at Lilly Pulitzer during the first nine months of fiscal 2012 compared to the first nine months of fiscal 2011.

Operating income (loss)

	First Nine Months
	Fiscal 2012	Fiscal 2011	$ Change	% Change
Tommy Bahama	$45,511	$45,381	$130	0.3%
Lilly Pulitzer	21,949	12,264	9,685	79.0%
Ben Sherman	(6,352)	(2,281)	(4,071)	(178.5)%
Lanier Clothes	8,845	11,319	(2,474)	(21.9)%
Corporate and Other	(10,927)	(11,443)	516	4.5%
Total operating income	$59,026	$55,240	$3,786	6.9%
LIFO (credits) charges included in operating income	$(461)	$6
Purchase accounting charge related to write-up of acquired inventory included in operating income	$—	$996
Charge for increase in fair value of contingent consideration included in operating income	$1,800	$1,800

Operating income, on a consolidated basis, increased to $59.0 million in the first nine months of fiscal 2012 from $55.2 million in the first nine months of fiscal 2011. The 6.9% increase in operating income was primarily due to (1) higher net sales in Lilly Pulitzer and Tommy Bahama and (2) the first nine months of fiscal 2011 including an approximate $1.0 million charge for the write-up of acquired inventory at Lilly Pulitzer. These positive items were partially offset by lower operating results in Ben Sherman and Lanier Clothes and the SG&A increases in Tommy Bahama and Lilly Pulitzer related to the expansion of these brands. Changes in operating income by operating group are discussed below.

Tommy Bahama:

	First Nine Months
	Fiscal 2012	Fiscal 2011	$ Change	% Change
Net sales	$371,790	$324,546	$47,244	14.6%
Operating income	$45,511	$45,381	$130	0.3%
Operating income as % of net sales	12.2%	14.0%

The increase in operating income for Tommy Bahama was primarily due to higher sales in Tommy Bahama for the first nine months of fiscal 2012. The impact of the higher sales was partially offset by increased SG&A associated with (1) operating additional retail stores, (2) certain infrastructure, pre-opening retail store rent and other costs associated with Tommy Bahama’s international expansion, (3) the pre-opening rent charge associated with our Tommy Bahama New York location, which in accordance with U.S. GAAP is required to be recognized as an ongoing expense of the store at the time we took possession of the space and (4) higher SG&A to support the growing Tommy Bahama business.

The first nine months of fiscal 2012 and the first nine months of fiscal 2011 included operating losses of approximately $9.8 million and $1.9 million, respectively, related to the Tommy Bahama international expansion and the Tommy Bahama New York store, which opened in the fourth quarter of fiscal 2012.  The $9.8 million operating loss attributable to the Tommy Bahama international expansion and the Tommy Bahama New York store reflect approximately $11.6 million of SG&A costs partially offset by approximately $1.8 million of gross margin related to sales in our international stores and royalty income during the first nine months of fiscal 2012.

Lilly Pulitzer:

	First Nine Months
	Fiscal 2012	Fiscal 2011	$ Change	% Change
Net sales	$93,475	$71,364	$22,111	31.0%
Operating income	$21,949	$12,264	$9,685	79.0%
Operating income as % of net sales	23.5%	17.2%
Purchase accounting charge related to write-up of acquired inventory included in operating income	$—	$996
Charge for increase in fair value of contingent consideration included in operating income	$1,800	$1,800

The increase in operating income for Lilly Pulitzer was primarily due to increased net sales and the absence of the $1.0 million purchase accounting charge which was incurred in the first nine months of fiscal 2011. The increased net sales were partially offset by increased SG&A associated with the cost of operating additional retail stores during the first nine months of fiscal 2012 and higher SG&A to support the growing Lilly Pulitzer business. The $1.0 million of purchase accounting charges to cost of goods sold in the first nine months of fiscal 2011 resulted from the write-up of acquired inventory to fair value pursuant to the purchase method of accounting. Both periods were impacted by a charge of $1.8 million for the change in the fair value of contingent consideration.

Ben Sherman:

	First Nine Months
	Fiscal 2012	Fiscal 2011	$ Change	% Change
Net sales	$57,234	$65,505	$(8,271)	(12.6)%
Operating loss	$(6,352)	$(2,281)	$(4,071)	(178.5)%
Operating loss as % of net sales	(11.1)%	(3.5)%

The decline in operating results for Ben Sherman in the first nine months of fiscal 2012 compared to the first nine months of fiscal 2011 was primarily due to (1) lower net sales, as discussed above, and (2) lower royalty income. These items were partially offset by improved gross margins in the Ben Sherman business in the first nine months of fiscal 2012.

Lanier Clothes:

	First Nine Months
	Fiscal 2012	Fiscal 2011	$ Change	% Change
Net sales	$84,995	$88,995	$(4,000)	(4.5)%
Operating income	$8,845	$11,319	$(2,474)	(21.9)%
Operating income as % of net sales	10.4%	12.7%

The decrease in operating income for Lanier Clothes was primarily the result of decreased net sales and gross margin erosion, partially offset by decreased SG&A. The gross margin erosion resulted from both competitive factors and cost pressures, which continued to impact the operating results of Lanier Clothes.

Corporate and Other:

	First Nine Months
	Fiscal 2012	Fiscal 2011	$ Change	% Change
Net sales	$11,802	$8,824	$2,978	33.7%
Operating loss	$(10,927)	$(11,443)	$516	4.5%
LIFO (credits) charges included in operating loss	$(461)	$6

The Corporate and Other operating results improved by $0.5 million from a loss of $11.4 million in the first nine months of fiscal 2011 to a loss of $10.9 million in the first nine months of fiscal 2012. The improvement in operating results for the first nine months of fiscal 2012 reflects the net impact of LIFO accounting, with credits of $0.5 million in the first nine months of fiscal 2012 and charges of $0.0 million in the first nine months of fiscal 2011.

Interest expense, net

	First Nine Months
	Fiscal 2012	Fiscal 2011	$ Change	% Change
Interest expense, net	$7,876	$12,777	$(4,901)	(38.4)%

Interest expense for the first nine months of fiscal 2012 decreased due to (1) our borrowing at lower interest rates in the third quarter of fiscal 2012 compared to the third quarter of fiscal 2011 and (2) the reduction in our average debt levels in the first nine months of fiscal 2012 compared to the first nine months of fiscal 2011 as a result of our repurchase of $45.0 million in aggregate principal amount of our 11 3/8% Senior Secured Notes during the second and third quarters of fiscal 2011. During the third quarter of fiscal 2012, substantially all of our borrowings were under our U.S. Revolving Credit Agreement, whereas substantially all of our borrowings in the third quarter of fiscal 2011 were from our 11 3/8% Senior Secured Notes. The change in the source of our borrowings resulted from our redemption of our 11 3/8% Senior Secured Notes in July 2012, which was funded with borrowings under our U.S. Revolving Credit Agreement and cash on hand. We anticipate that interest expense for the fourth quarter of fiscal 2012 will be approximately $1.0 million.

Loss on repurchase of senior secured notes

	First Nine Months
	Fiscal 2012	Fiscal 2011	$ Change	% Change
Loss on repurchase of senior secured notes	$9,143	$9,017	$126	1.4%

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

In the second and third quarters of fiscal 2011, we repurchased, in privately negotiated transactions, $45.0 million in aggregate principal amount of our 11 3/8% Senior Secured Notes for $52.2 million, plus accrued interest. The repurchase of the 11 3/8% Senior Secured Notes and related write-off of approximately $1.8 million of unamortized deferred financing costs and discount resulted in a loss of approximately $9.0 million.

Income taxes

	First Nine Months
	Fiscal 2012	Fiscal 2011	$ Change	% Change
Income taxes	$15,967	$11,255	$4,712	41.9%
Effective tax rate	38.0%	33.7%

Income tax expense for the first nine months of fiscal 2012 increased compared to the first nine months of fiscal 2011, primarily due to higher earnings in the first nine months of fiscal 2012 as well as an increase in the effective tax rate. Income taxes for the first nine months of fiscal 2012 were impacted by losses in foreign jurisdictions for which we were not able to recognize an income tax benefit and a greater proportion of our earnings being in jurisdictions with high tax rates, which were offset by favorable discrete items, including the reduction of income tax contingency reserves upon the expiration of the corresponding statute of limitations and changes in the enacted tax rates in certain jurisdictions. Income taxes for the first nine months of fiscal 2011 were impacted by certain favorable discrete items, including the reduction of income tax contingency reserves upon the expiration of the corresponding statute of limitations and changes in the enacted tax rates in certain jurisdictions, as well as recognition of an income tax benefit for losses in foreign jurisdictions.

Net earnings

	First Nine Months
	Fiscal 2012	Fiscal 2011
Earnings from continuing operations	$26,040	$22,191
Earnings from continuing operations per diluted common share	$1.57	$1.34
Weighted average common shares outstanding-diluted	16,572	16,527

The increase in earnings from continuing operations for the first nine months of fiscal 2012 compared to the first nine months of fiscal 2011 was primarily due to (1) the higher sales in Tommy Bahama and Lilly Pulitzer and (2) lower interest expense resulting from lower interest rates on our borrowings and lower average debt levels. These items were partially offset by (1) lower sales at Lanier Clothes and Ben Sherman, (2) higher SG&A in Tommy Bahama and Lilly Pulitzer to support the continued growth and expansion of these brands, and (3) a higher effective tax rate during the first nine months of fiscal 2012.

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

Key Liquidity Measures

($ in thousands)	October 27, 2012	January 28, 2012	October 29, 2011	January 29, 2011
Current assets	$217,291	$215,273	$197,358	$268,913
Current liabilities	109,710	117,554	103,236	147,091
Working capital	$107,581	$97,719	$94,122	$121,822
Working capital ratio	1.98	1.83	1.91	1.83
Debt to total capital ratio	36%	34%	35%	45%

Our working capital ratio is calculated by dividing total current assets by total current liabilities, including the assets and liabilities related to discontinued operations. Current assets increased from October 29, 2011 to October 27, 2012, primarily as a result of higher inventory levels at October 27, 2012 as well as increases in receivables, prepaid expenses and deferred tax assets.

For the ratio of debt to total capital, debt is defined as short-term and long-term debt, and total capital is defined as debt plus shareholders’ equity. Debt was $130.3 million at October 27, 2012 and $106.6 million at October 29, 2011, while shareholders’ equity was $227.3 million at October 27, 2012 and $198.4 million at October 29, 2011. The change in the debt to total capital ratio from October 29, 2011 to October 27, 2012 reflects an increase in debt as well as an increase in shareholders’ equity. The increase in debt was primarily a result of the significant capital expenditures incurred subsequent to October 29, 2011 and the $6.0 million premium required to redeem our senior secured notes in the second quarter of fiscal 2012, which exceeded cash flows from operations during the period subsequent to October 29, 2011. The increase in shareholders’ equity was primarily a result of earnings from continuing operations subsequent to October 29, 2011. Our debt levels and ratio of debt to total capital in future periods may not be comparable to historical amounts as we continue to assess, and possibly make changes to, our capital structure. Changes in our capital structure in the future, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Balance Sheet

The following tables set forth certain information included in our consolidated balance sheets (in thousands). Below each table are explanations for any significant changes in the balances from October 29, 2011 to October 27, 2012.

Current Assets:

	October 27, 2012	January 28, 2012	October 29, 2011	January 29, 2011
Cash and cash equivalents	$5,621	$13,373	$4,962	$44,094
Receivables, net	68,920	59,706	66,372	50,177
Inventories, net	102,172	103,420	91,003	85,338
Prepaid expenses, net	21,251	19,041	17,425	12,554
Deferred tax assets	19,327	19,733	17,596	19,005
Total current assets related to continuing operations	217,291	215,273	197,358	211,168
Assets related to discontinued operations	—	—	—	57,745
Total current assets	$217,291	$215,273	$197,358	$268,913

Cash and cash equivalents as of October 27, 2012 and October 29, 2011 reflect typical cash amounts used on an ongoing basis in our operations, with any excess cash generally being used to repay amounts outstanding under our revolving credit agreements, if any. Receivables, net as of October 27, 2012 increased compared to October 29, 2011 primarily due to the increased wholesale sales in our operating groups in the last two months of the third quarter of fiscal 2012 compared to the last two months of the third quarter of fiscal 2011 which was a result of timing of shipments within the quarter as well as an increase in wholesale sales. Inventories, net as of October 27, 2012 increased from October 29, 2011 primarily to support anticipated sales growth and additional retail stores for Tommy Bahama and Lilly Pulitzer. As of October 27, 2012, Ben Sherman inventory levels increased from the prior year, while Lanier Clothes inventory levels decreased from October 29, 2011. The increase in prepaid expenses, net from October 29, 2011 to October 27, 2012 was primarily due to the timing of payments of certain prepaid expenses. Deferred tax assets increased from October 29, 2011 primarily as a result of the change in timing differences associated with inventory.

Non-current Assets:

	October 27, 2012	January 28, 2012	October 29, 2011	January 29, 2011
Property and equipment, net	$123,841	$93,206	$91,121	$83,895
Intangible assets, net	165,013	165,193	166,082	166,680
Goodwill	17,273	16,495	16,555	16,866
Other non-current assets, net	21,404	19,040	18,385	22,117
Total non-current assets, net	$327,531	$293,934	$292,143	$289,558

The increase in property and equipment, net at October 27, 2012 was primarily due to capital expenditures subsequent to October 29, 2011, which were partially offset by depreciation expense subsequent to October 29, 2011. The decrease in intangible assets, net was primarily due to amortization of intangible assets associated with Tommy Bahama, Lilly Pulitzer and Ben Sherman subsequent to October 29, 2011. The increase in goodwill from October 29, 2011 was primarily related to the goodwill associated with our acquisition of the Tommy Bahama business in Australia from our former licensee that operated that business. The increase in other non-current assets was primarily due to security deposit payments for certain retail store lease agreements and higher asset balances set aside for potential deferred compensation obligations, partially offset by decreases in deferred financing costs.

Liabilities:

	October 27, 2012	January 28, 2012	October 29, 2011	January 29, 2011
Current liabilities related to continuing operations	$109,710	$117,554	$103,236	$106,306
Long-term debt, less current maturities	123,301	103,405	103,290	147,065
Non-current contingent consideration	9,945	10,645	12,545	10,745
Other non-current liabilities	43,107	38,652	41,328	44,696
Non-current deferred income taxes	31,459	34,882	30,738	28,846
Total liabilities related to continuing operations	$317,522	$305,138	$291,137	$337,658
Liabilities related to discontinued operations	$—	$—	$—	$40,785
Total liabilities	$317,522	$305,138	$291,137	$378,443

The change in current liabilities related to continuing operations at October 27, 2012 compared to October 29, 2011 was primarily due to the higher debt levels under our U.K. Revolving Credit Agreement and the classification of $2.5 million of contingent consideration as a current liability as of October 27, 2012. The fiscal 2012 contingent consideration amount was classified as a current liability as of October 27, 2012 after consideration of the Lilly Pulitzer operating results for fiscal 2012 compared to the target earnings for fiscal 2012 and the likelihood of the payment being earned. The increase in debt at October 27, 2012 compared to October 29, 2011 was primarily a result of the significant capital expenditures incurred subsequent to October 29, 2011 and the $6.0 million premium required to redeem our senior secured notes in the second quarter of fiscal 2012, which exceeded cash flows from operations during the period subsequent to October 29, 2011. The decrease in non-current contingent consideration from October 29, 2011 was primarily due to the payment of the $2.5 million of contingent consideration paid during fiscal 2012 and the classification of $2.5 million of contingent consideration as a current liability as of October 27, 2012, which were offset by a $2.4 million charge related to the increase in the fair value of the contingent consideration subsequent to October 29, 2011.

Other non-current liabilities increased primarily due to increases in deferred rent and deferred compensation liabilities partially offset by reductions in reserves for uncertain tax positions upon the expiration of statutes of limitations. Non-current deferred income taxes increased from October 29, 2011 primarily as a result of the change in timing differences associated with depreciable and amortizable assets and deferred rent liabilities which were partially offset by the change in timing differences associated with compensation and the impact of changes in the effective tax rate at which certain timing differences are expected to reverse in the future.

Statement of Cash Flows

The following table sets forth the net cash flows for the first nine months of fiscal 2012 and the first nine months of fiscal 2011 (in thousands):

	First Nine Months
	Fiscal 2012	Fiscal 2011
Net cash provided by operating activities	$34,676	$19,434
Net cash used in investing activities	(51,966)	(22,846)
Net cash provided by (used in) financing activities	9,366	(53,297)
Net cash provided by discontinued operations	—	17,479
Net change in cash and cash equivalents	$(7,924)	$(39,230)

Cash and cash equivalents on hand was $5.6 million and $5.0 million at October 27, 2012 and October 29, 2011, respectively. Changes in cash flows in the first nine months of fiscal 2012 and the first nine months of fiscal 2011 related to operating activities, investing activities, financing activities and discontinued operations are discussed below.

Operating Activities:

In the first nine months of fiscal 2012, operating activities generated $34.7 million of cash, while in the first nine months of fiscal 2011 operating activities generated $19.4 million of cash, with the increase in cash flow from operating activities for the first nine months of fiscal 2012 primarily being due to an increase in net earnings and more favorable changes in working capital accounts as compared to the prior year. The cash flow from operating activities was primarily the result of net earnings for the relevant period, adjusted for non-cash activities such as depreciation, amortization, stock compensation expense and change in fair value of contingent consideration as well as the loss on repurchase of senior secured notes and the net impact of changes in our working capital accounts. In the first nine months of fiscal 2012, the more significant changes in working capital were a decrease in current liabilities and an increase in receivables, both of which decreased cash. In the first nine months of fiscal 2011, the more significant changes in working capital were an increase in receivables, inventories and prepaid expenses and a decrease in current liabilities, each of which decreased cash.

Investing Activities:

During the first nine months of fiscal 2012 and the first nine months of fiscal 2011, investing activities used $52.0 million and $22.8 million, respectively, of cash. During the first nine months of fiscal 2012 and the first nine months of fiscal 2011, $47.7 million and $22.4 million, respectively, of cash was used for capital expenditures primarily related to costs associated with new retail stores, information technology initiatives, retail store and restaurant remodeling and distribution center enhancements. During the first nine months of fiscal 2012, we paid approximately $4.3 million for acquisitions consisting of $2.5 million for the payment of the fiscal 2011 contingent consideration payment related to the Lilly Pulitzer acquisition and $1.8 million related to our acquisition of the assets and operations of the Tommy Bahama business in Australia from our former licensee that operated that business.

Financing Activities:

During the first nine months of fiscal 2012 financing activities provided $9.4 million of cash, while in the first nine months of fiscal 2011, financing activities used $53.3 million of cash with changes in debt being the most significant changes in financing activities during each period. In the first nine months of fiscal 2012, we increased debt by $16.6 million, while replacing our borrowings under our senior secured notes with borrowings under our U.S. Revolving Credit Agreement. During the first nine months of fiscal 2011, we reduced debt by $48.9 million by using cash on hand to repurchase a portion of our senior secured notes. We used $7.4 million and $6.4 million of cash to pay dividends during the first nine months of fiscal 2012 and the first nine months of fiscal 2011, respectively.

Discontinued Operations:

The cash flows provided by discontinued operations during fiscal 2011 reflect cash flow provided by or used in the activities of our discontinued operations, which include the operations related to substantially all of our former Oxford Apparel operating group. There were no cash flows from discontinued operations in the first nine months of fiscal 2012, while the cash flow from discontinued operations in the first nine months of fiscal 2011 primarily reflects the conversion of assets related to the discontinued operations into cash, net of the use of cash to pay liabilities, including income taxes, associated with the sold business during fiscal 2011.

Liquidity and Capital Resources

The table below provides a description of our significant financing arrangements and the amounts outstanding under these financing arrangements (in thousands) as of October 27, 2012:

$235 million U.S. Secured Revolving Credit Facility (“U.S. Revolving Credit Agreement”)	$ 123,301
£7 million Senior Secured Revolving Credit Facility (“U.K. Revolving Credit Agreement”)	6,955
Total debt	130,256
Short-term debt and current maturities of long-term debt	(6,955)
Long-term debt, less current maturities	$ 123,301

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

To the extent cash flow needs exceed cash flow provided by our operations we will have access, subject to their terms, to our lines of credit to provide funding for operating activities, capital expenditures and acquisitions, if any. Our credit facilities are also used to finance trade letters of credit for product purchases, which are drawn against our lines of credit at the time of shipment of the products and reduce the amounts available under our lines of credit and borrowing capacity under our credit facilities when issued. As of October 27, 2012, approximately $7.8 million of trade letters of credit and other limitations on availability in the aggregate were outstanding against our credit facilities. After considering these limitations and the amount of eligible assets in our borrowing base, as applicable, as of October 27, 2012, we had approximately $90.0 million and $1.4 million in unused availability under the U.S. Revolving Credit Agreement and the U.K. Revolving Credit Agreement, respectively, subject to the respective limitations on borrowings set forth in the U.S. Revolving Credit Agreement and the U.K. Revolving Credit Agreement.

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

We believe that the affirmative covenants, negative covenants, financial covenants and other restrictions under our credit facilities are customary for those included in similar facilities entered into at the time we entered into our agreements. During the first nine months of fiscal 2012 and as of October 27, 2012, no financial covenant testing was required pursuant to our U.S. Revolving Credit Agreement as the minimum availability threshold was met at all times. As of October 27, 2012, we were compliant with all covenants related to our credit facilities.

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

Our contractual obligations as of October 27, 2012 have not changed significantly from the contractual obligations outstanding at July 28, 2012, as disclosed in our Quarterly Report on Form 10-Q for the second quarter of fiscal 2012 filed with the SEC, other than changes in the amounts outstanding under our revolving credit agreements, as discussed above.

Our anticipated capital expenditures for fiscal 2012, including the $47.7 million incurred in the first nine months of fiscal 2012, are expected to approach $60 million. These expenditures consist primarily of costs associated with opening new retail stores, information technology initiatives, retail store remodeling, and distribution center enhancements.

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

There have not been any significant changes to the application of our critical accounting policies and estimates during the first nine months of fiscal 2012.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain interest rate, foreign currency, commodity and inflation risks as discussed in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for fiscal 2011. We do not believe there have been any significant changes to our exposure to foreign currency, commodity and inflation risks during the first nine months of fiscal 2012. However, as a result of changes in our debt structure during fiscal 2012 and entry into an interest rate swap agreement during the third quarter of fiscal 2012, which is discussed below, we believe that our exposure to interest rate changes has changed.

We are exposed to market risk from changes in interest rates on our indebtedness, which could impact our financial condition and results of operations in future periods. Our objective is to limit the impact of interest rate changes on earnings and cash flow, primarily through a mix of fixed-rate and variable-rate debt. We may also enter into interest rate swap arrangements related to certain of our variable-rate debt in order to fix the interest rate on variable rate debt if we determine that our exposure to interest rate changes is higher than optimal. Our assessment also considers our need for flexibility in our borrowing arrangements resulting from the seasonality of our business, among other factors. We continuously monitor interest rates to consider the sources and terms of our borrowing facilities in order to determine whether we have achieved our interest rate management objectives. We do not enter into debt agreements or interest rate hedging transactions on a speculative basis.

During the second quarter of fiscal 2012, we redeemed our 11 3/8% Senior Secured Notes which were outstanding at that time. This redemption was funded through borrowings under our U.S. Revolving Credit Agreement and cash on hand, resulting in all of our borrowings being variable rate borrowings subsequent to this redemption. In order to mitigate our exposure to changes in interest rates in future periods, we entered into an interest rate swap agreement under which we fixed the interest rate on certain of our borrowings, ranging from $25 million to $45 million, during the period from August 2013 until March 2015, which essentially results in a portion of our anticipated debt levels during those periods being fixed rate borrowings at a rate equal to 0.42% plus the applicable margin, as specified in our U.S. Revolving Credit Agreement.

As of October 27, 2012, we had $130.3 million of debt outstanding which was subject to variable interest rates. Our lines of credit, which include our U.S. Revolving Credit Agreement and our U.K. Revolving Credit Agreement, accrue interest based on variable interest rates, while providing the necessary borrowing flexibility we require due to the seasonality of our business and our need to fund certain product purchases with trade letters of credit. Based on our current borrowings under our revolving credit agreement and expected borrowings in future periods, we anticipate that interest expense of $1.0 million will be incurred quarterly in the near term assuming no significant changes in interest rates. We estimate that a 100 basis point change in interest rates would not have a material impact on our consolidated financial statements.  To the extent that the amounts outstanding under our variable-rate lines of credit change our exposure to changes in interest rates would also change to the extent we have not entered into an interest rate swap for those amounts.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the third quarter of fiscal 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Additional Information

During the third quarter of fiscal 2012, we converted the payroll and human resource systems of certain of our operations to common payroll and human resource systems. As a result of the conversions, certain controls were modified, as necessary, to supplement and complement the existing internal controls over financial reporting. In the future, we may convert other systems used in our operations to a common system across operating groups and geographic areas. The conversion of our payroll and human resource systems during the third quarter of fiscal 2012 was undertaken to provide more integrated systems across our operating groups and geographic areas, efficiencies in our operations and enhanced customer service, and not in response to any actual or perceived deficiencies in our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)         During the third quarter of fiscal 2012, we did not make any unregistered sales of our equity securities.

(c)          We have certain stock incentive plans as described in Note 7 to our consolidated financial statements included in our Annual Report on Form 10-K for fiscal 2011, all of which are publicly announced plans. Under the plans, we can repurchase shares from employees to cover employee tax liabilities related to the exercise of stock options or the vesting of previously restricted shares.  No shares were purchased pursuant to these plans during the third quarter of fiscal 2012.

On August 28, 2012, our Board of Directors authorized us to spend up to $50 million to repurchase shares of our common stock. This authorization superseded and replaced all previous authorizations to repurchase shares of our common stock.  As of October 27, 2012, no shares of our common stock had been repurchased pursuant to this authorization.

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

3.2                                           Bylaws of Oxford Industries, Inc., as amended. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on June 17, 2009.

10.1                                    Oxford Industries, Inc. Deferred Compensation Plan (as amended and restated effective June 13, 2012)*

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

December 5, 2012	OXFORD INDUSTRIES, INC.
(Registrant)

/s/ K. Scott Grassmyer
K. Scott Grassmyer
Senior Vice President - Finance, Chief Financial Officer and Controller
(Authorized Signatory)