Form 10-K
period 2013-02-02
OXFORD INDUSTRIES INC
filed 2013-04-04
CIK 75288

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 2, 2013
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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

          As of July 27, 2012, which is the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the registrant (based upon the closing price for the common stock on the New York Stock Exchange on that date) was $623,997,796. For purposes of this calculation only, shares of voting stock directly and indirectly attributable to executive officers, directors and holders of 10% or more of the registrant's voting stock (based on Schedule 13G filings made as of or prior to July 27, 2012) are excluded. This determination of affiliate status and the calculation of the shares held by any such person are not necessarily conclusive determinations for other purposes.

          Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Title of Each Class	Number of Shares Outstanding as of March 29, 2013
Common Stock, $1 par value	16,595,565

Documents Incorporated by Reference

          Portions of our proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A relating to the Annual Meeting of Shareholders of Oxford Industries, Inc. to be held on June 19, 2013 are incorporated by reference in Part III of this Form 10-K.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

        Our SEC filings and public announcements may include forward-looking statements about future events. Generally, the words "believe," "expect," "intend," "estimate," "anticipate," "project," "will" and similar expressions identify forward-looking statements, which generally are not historical in nature. We intend for all forward-looking statements contained herein, in our press releases or on our website, and all subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf, to be covered by the safe harbor provisions for forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (which Sections were adopted as part of the Private Securities Litigation Reform Act of 1995). Important assumptions relating to these forward-looking statements include, among others, assumptions regarding the impact of economic conditions on consumer demand and spending, particularly in light of general economic uncertainty that continues to prevail, demand for our products, timing of shipments requested by our wholesale customers, expected pricing levels, competitive conditions, retention of and disciplined execution by key management, the timing and cost of store openings and of planned capital expenditures, costs of products as well as the raw materials used in those products, costs of labor, acquisition and disposition activities, expected outcomes of pending or potential litigation and regulatory actions, access to capital and/or credit markets and the impact of foreign losses on our effective tax rate. Forward-looking statements reflect our current expectations, based on currently available information, and are not guarantees of performance. Although we believe that the expectations reflected in such forward-looking statements are reasonable, these expectations could prove inaccurate as such statements involve risks and uncertainties, many of which are beyond our ability to control or predict. Should one or more of these risks or uncertainties, or other risks or uncertainties not currently known to us or that we currently deem to be immaterial, materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Important factors relating to these risks and uncertainties include, but are not limited to, those described in Part I, Item 1A. Risk Factors and elsewhere in this report and those described from time to time in our future reports filed with the SEC. We caution that one should not place undue reliance on forward-looking statements, which speak only as of the date on which they are made. We disclaim any intention, obligation or duty to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

DEFINITIONS

        As used in this report, unless the context requires otherwise, "our," "us" or "we" means Oxford Industries, Inc. and its consolidated subsidiaries; "SG&A" means selling, general and administrative expenses; "SEC" means U.S. Securities and Exchange Commission; "FASB" means Financial Accounting Standards Board; "ASC" means the FASB Accounting Standards Codification; and

"GAAP" means generally accepted accounting principles in the United States. Additionally, the terms listed below reflect the respective period noted:

Fiscal 2014	52 weeks ending January 31, 2015
Fiscal 2013	52 weeks ending February 1, 2014
Fiscal 2012	53 weeks ended February 2, 2013
Fiscal 2011	52 weeks ended January 28, 2012
Fiscal 2010	52 weeks ended January 29, 2011
Fiscal 2009	52 weeks ended January 30, 2010
Fiscal 2008	52 weeks ended January 31, 2009
Fourth quarter fiscal 2012	14 weeks ended February 2, 2013
Third quarter fiscal 2012	13 weeks ended October 27, 2012
Second quarter fiscal 2012	13 weeks ended July 28, 2012
First quarter fiscal 2012	13 weeks ended April 28, 2012
Fourth quarter fiscal 2011	13 weeks ended January 28, 2012
Third quarter fiscal 2011	13 weeks ended October 29, 2011
Second quarter fiscal 2011	13 weeks ended July 30, 2011
First quarter fiscal 2011	13 weeks ended April 30, 2011

PART I

Item 1.    Business

BUSINESS AND PRODUCTS

Overview

        We are a global apparel company that designs, sources, markets and distributes products bearing the trademarks of our company-owned lifestyle brands, as well as certain licensed and private label apparel products. Our portfolio of brands includes Tommy Bahama®, Lilly Pulitzer® and Ben Sherman®. We distribute our company-owned lifestyle branded products through our direct to consumer channel, consisting of owned retail stores and e-commerce sites, and our wholesale distribution channel, which includes better department stores and specialty stores. During fiscal 2012, 88% of our net sales were from products bearing brands that we own, and 54% of our net sales were sales of our products through our direct to consumer channels of distribution, which includes our 151 owned retail stores, our e-commerce websites and our 14 Tommy Bahama restaurants. In fiscal 2012, more than 90% of our consolidated net sales were to customers located in the United States, with the remainder primarily being sales of our Ben Sherman products in the United Kingdom and Europe.

        Our business strategy is to develop and market compelling lifestyle brands and products that are "fashion right" and evoke a strong emotional response from our target consumers. We strive to exploit the potential of our existing brands and products domestically and internationally and, as suitable opportunities arise, we may acquire additional lifestyle brands that we believe fit within our business model. We consider "lifestyle" brands to be those brands that have a clearly defined and targeted point of view inspired by an appealing lifestyle or attitude, such as the Tommy Bahama, Lilly Pulitzer and Ben Sherman brands. We believe that lifestyle branded products that create an emotional connection with our target customers can command greater loyalty and higher price points at retail, resulting in higher earnings. We also believe a successful lifestyle brand opens up greater opportunities for direct to consumer operations as well as licensing opportunities in product categories beyond our core business.

        Our direct to consumer operations provide us with the opportunity to interact directly with our customers and to present to them the full line of our current season products. We believe that presenting our products in a setting specifically designed to showcase the lifestyle on which the brands are based enhances the image of our brands. We believe that our owned retail stores provide high visibility for our brands and products, and allow us to stay close to the preferences of our consumers, while also providing a platform for long-term sustainable growth for the brands without jeopardizing the image of the brands. Additionally, our e-commerce websites for our lifestyle brands provide the opportunity to increase revenues by reaching a larger population of consumers and at the same time allow our brands to provide a broader range of our products. We anticipate further investments in Tommy Bahama and Lilly Pulitzer to increase the retail store footprint and number of retail stores of each of the brands and to further enhance each brand's e-commerce operations.

        As of February 2, 2013, we operated 113 Tommy Bahama, 19 Lilly Pulitzer and 19 Ben Sherman retail locations, including outlet locations for Tommy Bahama and Ben Sherman. For Tommy Bahama and Ben Sherman, our outlet stores play an important role in overall inventory management by allowing us to sell discontinued and out-of-season products at better prices than are otherwise available from outside parties. Periodically, our e-commerce sites are also used as an efficient, brand appropriate manner of moving end of season product through flash clearance sales.

        In addition to our direct to consumer operations, we distribute our owned and licensed branded products through several wholesale distribution channels, including better department stores, specialty stores, national chains, specialty catalogs, mass merchants and Internet retailers. We believe it is imperative that we maintain the integrity of our lifestyle brands by ensuring that the branded products are sold to wholesale customers that will enhance the image of our brands. Because our intent is that our Tommy Bahama, Lilly Pulitzer and Ben Sherman products in our owned full-price retail stores are typically sold at full price with limited sales or promotions, we target wholesale customers that typically follow this same approach in their stores. Our 10 largest customers represented 26% of our consolidated net sales for fiscal 2012, with no individual customer representing more than 10% of our consolidated net sales.

        Within our Lanier Clothes operating group we hold licenses to produce and sell certain categories of apparel products under certain brands, sell certain private label products and sell products bearing brands that we own. During fiscal 2012, sales of products from licensed brands accounted for 8% of our consolidated net sales, while sales of private label products represented 4% of our consolidated net sales.

        We operate in highly competitive domestic and international markets in which numerous U.S.-based and foreign apparel firms compete. No single apparel firm, or small group of apparel firms, dominates the apparel industry and our direct competitors vary by operating group and distribution channel. We believe that the principal competitive factors in the apparel industry are the reputation, value and image of brand names; design; consumer preference; price; quality; marketing; and customer service. We believe that our ability to compete successfully in styling and marketing is directly related to our proficiency in foreseeing changes and trends in fashion and consumer preference, and presenting appealing products for consumers. In some instances, a retailer that is our customer may compete directly with us by offering certain of their own competing products, some of which may be sourced directly by our customer, in their own retail stores. Additionally, the apparel industry is cyclical and dependent upon the overall level of discretionary consumer spending, which changes as regional, domestic and international economic conditions change. Often, negative economic conditions have a longer and more severe impact on the apparel and retail industry than the conditions have on other industries.

        We believe the global economic conditions and resulting economic uncertainty that has prevailed in recent years continue to impact each of our operating groups, and the apparel industry as a whole. Although some signs of economic improvements exist in the United States, unemployment levels remain high, the retail environment remains very promotional and economic uncertainty remains. Further, the economies of the United Kingdom and Europe, which are important to our Ben Sherman operating group, continue to struggle more than the economy in the United States. Additionally, fiscal 2011 and fiscal 2012 were impacted by pricing pressures on raw materials, fuel, transportation, labor and other costs necessary for the production and sourcing of apparel products.

        Important factors relating to certain risks, many of which are beyond our ability to control or predict, which could impact our business include, but are not limited to, competition, economic factors and others as described in Part I, Item 1A. Risk Factors of this report.

Investments and Opportunities

        We believe that our Tommy Bahama and Lilly Pulitzer operating groups have significant opportunities for long-term growth in their direct to consumer businesses through expansion of our retail store operations as we add additional locations and with increases in same store sales, with e-commerce likely to grow at a faster rate than retail store operations. We also believe that these lifestyle brands provide an opportunity for moderate sales increases in their wholesale businesses in the long-term primarily from our current customers adding to their existing door count and our selective addition of new wholesale customers.

        We believe that in order to take advantage of opportunities for long-term growth, we must continue to invest in our Tommy Bahama and Lilly Pulitzer lifestyle brands. Our fiscal 2012 investments included the continued development of an international Tommy Bahama infrastructure and related retail store openings in Asia; a Tommy Bahama retail store and restaurant, which we refer to as an

"island location," in New York City which opened in the fourth quarter of fiscal 2012, as well as other domestic Tommy Bahama retail store openings during the year; the acquisition of the Australian Tommy Bahama business from our former licensee; and the opening of four new Lilly Pulitzer full-price retail locations. While we believe that these fiscal 2012 investments will generate long-term benefits, they negatively impacted our operating results in fiscal 2012 as we expected. Further, we anticipate that the negative impact of the continued development of an international infrastructure and related store openings in Asia for Tommy Bahama will have a negative impact on our operating results in fiscal 2013 and beyond until we have sufficient sales in our Tommy Bahama Asian operations to offset the ongoing infrastructure costs.

        We believe that the tailored clothing environment will continue to be very challenging, with competition and costing pressures negatively impacting operating income for Lanier Clothes in the near term. The Ben Sherman lifestyle brand currently faces challenges due to the ongoing elevation of the distribution of the brand, the sluggish economic conditions in the United Kingdom and Europe and missteps in the merchandise mix in our own retail stores in the second half of fiscal 2012. We anticipate that the operating loss for Ben Sherman in fiscal 2013 should be less than the operating loss in fiscal 2012 due to actions taken to address the merchandise mix and additional actions to reduce the infrastructure and operating costs of Ben Sherman late in fiscal 2012 and early in fiscal 2013. We believe that in the long-term Ben Sherman will have opportunities to improve its operating results if the elevation of the brand is successful and the economic conditions in the United Kingdom and Europe improve.

        We continue to believe that it is important to maintain a strong balance sheet and ample liquidity. We believe that our positive cash flow from operations coupled with the strength of our balance sheet and liquidity will provide us ample resources to fund future investments in our lifestyle brands. In the future, we may add additional lifestyle brands to our portfolio, if we identify appropriate targets which meet our investment criteria; however, we believe that we have significant opportunities to appropriately deploy our capital and resources in our existing lifestyle brands.

Background and Transformation

        Originally founded in 1942, we have undergone a significant transformation as we migrated from our historical domestic private label manufacturing roots. Over the years we transitioned first to an international apparel design and sourcing company and ultimately to a company with a focus on owning, managing, designing, sourcing, marketing and distributing apparel products bearing prominent trademarks owned by us. Significant milestones in the last 10 years include the acquisition of our Tommy Bahama, Lilly Pulitzer and Ben Sherman lifestyle brands, as well as the divestiture of certain of our private label and licensed brand operations, including our former Womenswear and Oxford Apparel operating groups. These acquisitions and divestitures have resulted in a dramatic change in our sales mix from fiscal 2002, when less than 5% of our sales were from products bearing brands that we owned or from direct to consumer sales.

        Our strategy of emphasizing company-owned lifestyle branded apparel products, including those with direct to consumer opportunities, was driven in part by the consolidation in the retail industry and the concentration of apparel manufacturing in a relatively limited number of offshore markets. We believe that these two factors, as well as an increasingly promotional retail environment, will continue to make the branded apparel and direct to consumer business models more appealing than a business focused on wholesale sales of private label apparel.

Operating Groups

        Our business is primarily operated through four operating groups: Tommy Bahama, Lilly Pulitzer, Lanier Clothes and Ben Sherman, each of which is described below. We identify our operating groups based on the way our management organizes the components of our business for purposes of allocating resources and assessing performance. Our operating group structure reflects a brand-focused management approach, emphasizing operational coordination and resource allocation across the brand's direct to consumer, wholesale and licensing operations. The table below presents net sales and operating information about our operating groups (in thousands).

	Fiscal 2012	Fiscal 2011
Net Sales
Tommy Bahama	$528,639	$452,156
Lilly Pulitzer	122,592	94,495
Lanier Clothes	107,272	108,771
Ben Sherman	81,922	91,435
Corporate and Other(1)	15,117	12,056

Total	$855,542	$758,913

Operating Income(Loss)
Tommy Bahama	$69,454	$64,171
Lilly Pulitzer(2)	20,267	14,278
Lanier Clothes	10,840	12,862
Ben Sherman	(10,898)	(2,535)
Corporate and Other(1)(3)	(20,692)	(19,969)

Total	$68,971	$68,807

(1)
Corporate and Other is a reconciling category for reporting purposes and includes our corporate offices, substantially all financing activities, LIFO inventory accounting adjustments and other costs that are not allocated to our operating groups. Corporate and Other also includes the operations of our Oxford Golf business and our Lyons, Georgia distribution center.

(2)
Lilly Pulitzer's operating results were negatively impacted by $6.3 million and $2.4 million in fiscal 2012 and fiscal 2011, respectively, of changes in the fair value of contingent consideration associated with the Lilly Pulitzer acquisition. Lilly Pulitzer's operating results in fiscal 2011 were also negatively impacted by $1.0 million of charges included in cost of goods sold associated with the write-up of inventory from cost to fair value in fiscal 2011.

(3)
The fiscal 2012 operating loss for Corporate and Other included $4.0 million of LIFO accounting charges. The fiscal 2011 operating loss for Corporate and Other included $5.8 million of LIFO accounting charges, which were partially offset by a $1.2 million life insurance death benefit gain.

        The table below presents the total assets of each of our operating groups (in thousands).

	February 2, 2013	January 28, 2012
Assets
Tommy Bahama	$359,462	$306,772
Lilly Pulitzer	90,873	82,417
Lanier Clothes	28,455	30,755
Ben Sherman	74,055	78,040
Corporate and Other	3,225	11,223

Total	$556,070	$509,207

        Total assets for Corporate and Other include a LIFO reserve of $56.4 million and $52.4 million as of February 2, 2013 and January 28, 2012, respectively. For more details on each of our operating groups, see Note 10 of our consolidated financial statements and Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, both included in this report. For financial information by geographic areas, see Note 10 of our consolidated financial statements, included in this report.

  Tommy Bahama

        Tommy Bahama designs, sources, markets and distributes men's and women's sportswear and related products. The target consumers of Tommy Bahama are primarily affluent men and women age 35 and older who embrace a relaxed and casual approach to daily living. Tommy Bahama products can be found in our owned Tommy Bahama stores within and outside the United States and on our Tommy Bahama e-commerce website, tommybahama.com, as well as in better department stores and independent specialty stores throughout the United States and licensed Tommy Bahama stores in Canada and the United Arab Emirates. We also operate Tommy Bahama restaurants and license the Tommy Bahama name for various product categories. During fiscal 2012, 99% of Tommy Bahama's sales were to customers within the United States, with the remaining sales primarily being in Australia and Asia.

        We believe that in order to take advantage of opportunities for long-term growth, we must continue to invest in the Tommy Bahama brand. Fiscal 2012 was a year of significant investment for Tommy Bahama, which negatively impacted operating income. Our investments in fiscal 2012 included (1) costs associated with operating an international infrastructure but not yet having sufficient product sales in these geographic areas to offset the cost, (2) significant pre-opening expenses, including rent, and set-up costs associated with our New York City restaurant-retail location, which opened in the fourth quarter of fiscal 2012 and is larger and more expensive, both for rental amounts and initial store build-out, than our typical locations, and (3) the pre-opening and set-up costs associated with our other domestic and international store openings. In addition to these expenses that impacted operating income, we also incurred significant capital expenditures in fiscal 2012 related to new store openings, including the capital expenditures at our New York City Tommy Bahama location.

        Similarly, we anticipate that fiscal 2013 will also be a significant investment year for the Tommy Bahama brand as we continue to dedicate resources to our international expansion. In fiscal 2013, we anticipate that we will incur an operating loss in our international operations as we will not have sufficient sales to offset the ongoing infrastructure costs in place. Additionally, we will continue to open additional Tommy Bahama domestic and international stores in fiscal 2013, including two retail stores in Japan, resulting in our incurring certain pre-opening expenses that will negatively impact our operating income in fiscal 2013. While we believe that our investments will provide long-term benefits, we believe that these investments will have a negative impact in future years until we have sufficient sales in our Tommy Bahama Asian operations to offset the ongoing infrastructure costs. Further, we will also incur capital expenditures in fiscal 2013 related to new store openings, but we do not anticipate that the amount of capital expenditures will be as significant as the levels in fiscal 2012.

        We believe that the attraction of the Tommy Bahama brand to our consumers is a reflection of our efforts to ensure that we maintain appropriate quality and design of our apparel and licensed products, while also restricting the distribution of Tommy Bahama products to a select tier of retailers. We will continue to work diligently to maintain these critical qualities of the brand. We believe that the retail sales value of all Tommy Bahama branded products sold during fiscal 2012, including our estimate of retail sales by our wholesale customers and other third party retailers, was approximately $950 million.

  Design, Sourcing and Distribution

        Tommy Bahama products are designed by product specific teams who focus on the target consumer. The design process includes feedback from buyers, consumers and sales agents, along with market trend research. Our Tommy Bahama apparel products generally incorporate fabrics made of cotton, silk, linen, nylon, leather, tencel or blends of two or more of these fiber types.

        We operate a buying office located in Hong Kong to manage the production and sourcing of substantially all of our Tommy Bahama products. During fiscal 2012, we utilized approximately 185 suppliers, which are primarily located in China, to manufacture our Tommy Bahama products. The largest 10 suppliers of Tommy Bahama products provided 53% of the products acquired during fiscal 2012.

        We operate a Tommy Bahama distribution center in Auburn, Washington. Activities at the distribution center include receiving finished goods from suppliers, inspecting the products and shipping the products to our Tommy Bahama stores, our wholesale customers and our e-commerce customers. We seek to maintain sufficient levels of Tommy Bahama inventory at the distribution center to support our direct to consumer operations, as well as pre-booked orders and anticipated sales volume of our wholesale customers. We utilize third party distribution centers for our Asian and Australian operations.

  Direct to Consumer Operations

        A key component of our Tommy Bahama growth strategy is to operate our own stores and e-commerce website, which we believe permits us to develop and build brand awareness by presenting our products in a setting specifically designed to showcase the aspirational lifestyle on which the products are based. Our Tommy Bahama direct to consumer channels, which consist of retail store, e-commerce and restaurant operations, in the aggregate, represented 69% of Tommy Bahama's net sales in fiscal 2012. We expect the percentage of our Tommy Bahama sales which are direct to consumer sales will increase slightly in future years as we anticipate that the direct to consumer distribution channel will continue to grow at a faster pace than the wholesale distribution channel. Store, e-commerce and restaurant net sales accounted for 48%, 11% and 10%, respectively, of Tommy Bahama's net sales in fiscal 2012. During fiscal 2012, 67% and 28% of our full-price retail store sales were sales of Tommy Bahama men's and women's apparel products, respectively, with the remainder of the full-price retail store sales being home products and other accessories.

        For Tommy Bahama's full-price retail stores and restaurant-retail locations operating for the full fiscal 2012 year, sales per gross square foot, excluding restaurant sales and restaurant space, were approximately $705 during the 53-week fiscal 2012, compared to $645 for stores operating for the entire 52-week fiscal 2011 year. This per square foot sales information excludes the sales and square feet of our outlet stores, which in fiscal 2012 generated approximately $440 per square foot for outlets open for the entire 53-week 2012 fiscal year. For relocated stores, for which the square feet changed during the year, we included, for the purposes of the calculation above, the square feet of the relocated store based on the weighted average month-end square feet for the relocated store.

        Our direct to consumer strategy for the Tommy Bahama brand includes locating and operating full-price retail stores in upscale malls, lifestyle shopping centers, resort destinations and brand appropriate street locations. Generally, we seek malls and shopping areas with high-profile or luxury consumer brands for our full-price retail stores. Our full-price retail stores allow us the opportunity to carry a full line of current season merchandise, including apparel, home products and accessories, all presented in an aspirational, island-inspired atmosphere designed to be relaxed, comfortable and unique. We believe that the Tommy Bahama retail stores provide high visibility for the brand and products, and allow us to stay close to the preferences of our consumers. Further, we believe that our presentation of products and our strategy to operate the retail stores as full-price stores with limited in-store promotional activities are good for the Tommy Bahama brand and, in turn, enhance business with our wholesale customers.

        Our Tommy Bahama outlet stores, which generated 9% of our total Tommy Bahama net sales in fiscal 2012, are generally located in upscale outlet shopping centers and serve an important role in overall inventory management by allowing us to sell discontinued and out-of-season products at better prices than are otherwise available from outside parties. We believe that this approach helps us protect the integrity of the Tommy Bahama brand by allowing our full-price retail stores to limit promotional activity and controlling the distribution of discontinued and out-of-season product.

        As of February 2, 2013 we operated 14 restaurants, generally adjacent to a Tommy Bahama full-price retail store location, which together we often refer to as islands. These restaurant-retail locations provide us with the opportunity to immerse customers in the ultimate Tommy Bahama experience. We do not anticipate that many of our retail locations will have an adjacent restaurant; however, in select high-profile, brand appropriate locations, such as Naples, Florida and New York City, we have determined that an adjacent restaurant can further enhance the image of the brand. Generally, net sales per square foot in our full-price retail stores which are adjacent to a restaurant outpace the net sales per square foot of our typical full-price retail store, as we believe that the restaurant experience may entice the customer to purchase additional Tommy Bahama merchandise.

        As of February 2, 2013, the total square feet of space utilized for our Tommy Bahama full-price retail store and outlet store operations was 0.5 million with another 0.1 million of total square feet utilized in our Tommy Bahama restaurant operations. The table below provides certain information regarding Tommy Bahama retail stores operated by us as of February 2, 2013.

	Full-Price Retail Stores	Outlet Stores	Restaurant-Retail Locations	Total
California	15	4	3	22
Florida	14	2	4	20
Texas	5	3	1	9
Hawaii	4	1	2	7
Nevada	3	1	1	5
New York	1	2	1	4
Virginia	2	2	—	4
Other states	24	8	2	34

Total domestic	68	23	14	105
Australia	4	1	—	5
Other international	3	—	—	3

Total	75	24	14	113

Average square feet per store(1)	3,500	5,200	11,800
Total square feet at year end	265,000	125,000	165,000

(1)
Average square feet for restaurant-retail locations include average retail space and restaurant space of 4,000 and 7,800 square feet, respectively.

        The table below reflects the changes in store count for Tommy Bahama stores during fiscal 2012.

	Full-Price Retail Stores	Outlet Stores	Restaurant- Retail Locations	Total
Open as of beginning of fiscal year	63	20	13	96
Opened during fiscal year	10	4	1	15
Licensee stores acquired during fiscal year	4	1	—	5
Closed during fiscal year	(2)	(1)	—	(3)

Open as of end of fiscal year	75	24	14	113

        During fiscal 2012, the average total gross square feet, calculated as the average of the total gross square feet at the beginning and end of each quarter during the year, of full-price retail space, including the retail portion of our Tommy Bahama restaurant-retail locations, used in our domestic and international retail operations for Tommy Bahama was approximately 295,000 square feet, while the average total gross square feet of space used in our domestic and international Tommy Bahama outlet operations was approximately 118,000 square feet. We anticipate that the average total gross square feet of full-price retail space and outlet space used in the Tommy Bahama domestic and international operations will increase by approximately 15% and in the mid to high teens percentage range, respectively, for fiscal 2013, as compared to fiscal 2012 average total gross square feet amounts. In fiscal 2013, we currently expect to open 12 domestic retail locations in total, with slightly more than half of the new stores being outlet stores. We currently anticipate opening eight to 10 domestic retail locations per year beyond fiscal 2013. Additionally, we expect to open four or five international stores in fiscal 2013. Although the specific locations and timing of all of our domestic and international store openings have not been finalized, we anticipate opening locations in Tokyo, Sydney, Miami and Chicago, among other cities, in fiscal 2013.

        The operation of full-price retail stores, outlet stores and restaurant-retail locations requires a greater amount of initial capital investment than wholesale operations, as well as greater ongoing operating costs. We estimate that we will spend approximately $1.3 million and $0.5 million on average in connection with the build-out of a domestic full-price retail store and domestic outlet store, respectively. However, individual locations, particularly those in urban locations including Chicago, may require investments greater than these amounts depending on a variety of factors, including the location and size of the store. The cost of a restaurant-retail location can vary significantly depending on a variety of factors. Historically, the cost of our restaurant-retail locations has been approximately $5 million; however, we have spent significantly more than that amount for certain locations, including the New York restaurant-retail location which opened in fiscal 2012. Also, the international retail store and outlet store locations that we open in the future may be more expensive than our domestic retail stores depending on the location and size of the store as well as the impact of foreign currency exchange rates and other factors. For certain of our stores, the landlord often provides certain incentives to fund a portion of our capital expenditures.

        We also incur capital expenditures when a lease expires and we determine it is appropriate to relocate a store to a new location in the same vicinity as the previous store. We anticipate having four store relocations during fiscal 2013. The cost of store relocations is generally comparable to the costs of opening a new full-price retail store or outlet store. In addition to our new store openings and relocations, we also incur capital expenditure costs related to periodic remodels of existing stores, particularly when we renew or extend a lease beyond the original lease term, or otherwise determine that a remodel of a store is appropriate. The costs associated with some remodels may be significant.

        In addition to our full-price retail stores, outlet stores and restaurant-retail operations, our direct to consumer approach includes the tommybahama.com website, which represented 11% of Tommy Bahama's net sales during fiscal 2012. The website allows consumers to buy Tommy Bahama products directly from us via the Internet. This website has also enabled us to significantly increase our database of customer contacts which allows us to communicate directly and frequently with consenting consumers. As we reach more customers in the future, we anticipate that our e-commerce distribution channel for Tommy Bahama will grow at a faster pace than our domestic retail store operations or wholesale operations.

  Wholesale Operations

        To complement our direct to consumer operations and have access to a larger group of consumers, we continue to maintain our wholesale operations for Tommy Bahama through better department stores and specialty stores. Wholesale sales for Tommy Bahama accounted for 31% of Tommy Bahama's net sales in fiscal 2012. We believe that the integrity and continued success of the Tommy Bahama brand, including its direct to consumer operations, is dependent, in part, upon careful selection of the retailers through which Tommy Bahama products are sold. A key component of our wholesale strategy is to control the distribution of our Tommy Bahama products in a manner intended to protect and grow the value of the brand. During fiscal 2012, 20% of Tommy Bahama's net sales were to Tommy Bahama's five largest wholesale customers, with no individual customer representing greater than 10% of Tommy Bahama's net sales.

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

        Our agreements with Tommy Bahama licensees are for specific geographic areas and expire at various dates in the future, and in limited cases include contingent renewal options. Generally, the agreements require minimum royalty payments as well as additional royalty payments and, in some cases, advertising payments and/or obligations to expend certain funds towards marketing the brand on an approved basis based on specified percentages of the licensee's net sales of the licensed products. Our license agreements generally provide us the right to approve all products, advertising and proposed channels of distribution.

        Third party license arrangements for our Tommy Bahama products include the following product categories:

Men's and women's watches	Pet related products	Indoor furniture
Men's and women's eyewear	Ceiling fans	Outdoor furniture and related products
Men's belts and socks	Rugs	Bedding and bath linens
Men's and women's headwear	Fabrics	Table top accessories
Sleepwear	Leather goods and gifts	Candles
Shampoo, soap and bath amenities	Luggage	Tumblers
Fragrances

        In addition to our licenses for the specific product categories listed above, we have also entered into certain international license agreements which allow those licensees to distribute certain Tommy Bahama branded products within certain countries or regions. Substantially all of the products sold by our licensees/distributors are identical to the products sold in our own Tommy Bahama stores. In addition to selling Tommy Bahama goods to wholesale accounts in those regions, the licensees have opened retail stores in their respective geographic regions. As of February 2, 2013, our licensees operated 12 retail stores in Canada and the United Arab Emirates.

  Seasonal Aspects of Business

        Tommy Bahama's operating results are impacted by seasonality as the demand by specific product or style, as well as by distribution channel, may vary significantly depending on the time of year. The following table presents the percentage of net sales and operating income for Tommy Bahama by quarter for fiscal 2012:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	27%	24%	19%	30%
Operating income	37%	24%	5%	34%

        As the timing of certain unusual or non-recurring items, economic conditions, wholesale product shipments or other factors affecting the business may vary from one year to the next, we do not believe that net sales or operating income for any particular quarter or the distribution of net sales and operating income for fiscal 2012 are necessarily indicative of anticipated results for the full fiscal year or expected distribution in future years.

        The timing of Tommy Bahama's sales in the direct to consumer and wholesale distribution channels generally varies. Typically, the demand in the direct to consumer operations, including sales at our own stores and e-commerce site, for Tommy Bahama products in our principal markets is generally higher in the spring, summer and holiday seasons and lower in the fall season. However, wholesale product shipments are generally shipped prior to each of the retail selling seasons. As the allocation of sales within a quarter is impacted by the seasonality of direct to consumer and wholesale sales, we have presented in the following table, the proportion of net sales for each quarter represented by each distribution channel for fiscal 2012, which may not necessarily be indicative of the allocation of sales within any particular quarter in future periods:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Full-price retail and outlet stores	43%	51%	46%	51%	48%
E-commerce	9%	12%	7%	15%	11%
Restaurant	12%	10%	10%	9%	10%
Wholesale	36%	27%	37%	25%	31%

Total	100%	100%	100%	100%	100%

  Lilly Pulitzer

        Lilly Pulitzer designs, sources and distributes upscale collections of women's and girl's dresses, sportswear and related products. Lilly Pulitzer was originally created in the late 1950's and is an affluent brand with a heritage and aesthetic based on the Palm Beach resort lifestyle. The brand is somewhat unique among women's brands in that it has demonstrated multi-generational appeal, including young women in college or recently graduated from college; young mothers with their daughters; and women who are not tied to the academic calendar. Lilly Pulitzer products can be found in our owned Lilly Pulitzer stores, in Lilly Pulitzer Signature Stores, which are described below, and on our Lilly Pulitzer website, lillypulitzer.com, as well as in better department and independent specialty stores. During fiscal 2012, 39% and 37% of Lilly Pulitzer's net sales were for dresses and women's sportswear, respectively, with the remaining sales consisting of Lilly Pulitzer accessories, children's apparel, footwear and licensed products. Sportswear represented a greater proportion of Lilly Pulitzer sales in fiscal 2012 than fiscal 2011 as the breadth of our sportswear offerings has expanded and the growth of sales in sportswear has outpaced sales growth for dresses. We also license the Lilly Pulitzer name for various product categories.

        We acquired the Lilly Pulitzer brand on December 21, 2010 and anticipate growth in the brand's retail, e-commerce, wholesale and licensing operations in the future. We believe that there is significant opportunity to expand the reach of the Lilly Pulitzer brand, while at the same time maintaining the exclusive distribution that Lilly Pulitzer has historically maintained. We believe that in order to take advantage of opportunities for long-term growth, we must continue to invest in the Lilly Pulitzer brand. Fiscal 2012 investments in Lilly Pulitzer included costs associated with the opening of new stores as well as an increase in SG&A as we continue to build the infrastructure to support a growing business. We anticipate that such investments will continue in fiscal 2013. While we believe that these investments will generate long-term benefits, the investments may have a short-term negative impact on our operating results.

        We believe the attraction of the Lilly Pulitzer brand to our consumers is a reflection of years of effort to ensure that the appropriate quality and design of the Lilly Pulitzer apparel and licensed products is maintained, while also restricting the distribution of the Lilly Pulitzer products to a select tier of retailers. We believe this approach to quality, design and distribution has been critical in allowing the brand to achieve the current retail price points for Lilly Pulitzer products. We believe that the retail sales value of all Lilly Pulitzer branded products sold during fiscal 2012, including our estimate of retail sales by our wholesale customers and other third party retailers, exceeded $200 million.

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

        Lilly Pulitzer utilizes a combination of in-house employees in our King of Prussia offices and third party buying agents primarily based in Asia to manage the production and sourcing of the Lilly Pulitzer apparel products. Through its buying agents and direct sourcing, Lilly Pulitzer used approximately 40 suppliers located primarily in China to manufacture Lilly Pulitzer products during fiscal 2012. The largest 10 suppliers provided 70% of the Lilly Pulitzer products acquired during fiscal 2012.

        Lilly Pulitzer operates a distribution center in King of Prussia, Pennsylvania for its operations. Activities at the distribution center include receiving finished goods from suppliers, inspecting the products and shipping the products to wholesale customers, Lilly Pulitzer full-price retail stores and our e-commerce customers. We seek to maintain sufficient levels of inventory at the distribution center to support our direct to consumer operations, as well as pre-booked orders and some limited replenishment ordering for our wholesale customers.

  Direct to Consumer Operations

        A key component of our Lilly Pulitzer growth strategy is to operate our own stores and e-commerce website which we believe permits us to develop and build brand awareness by presenting products in a setting specifically designed to showcase the aspirational lifestyle on which they are based. The distribution channels included in Lilly Pulitzer's direct to consumer strategy consist of full-price retail store and e-commerce operations and represented 54% of Lilly Pulitzer's net sales in fiscal 2012, compared to 47% in fiscal 2011. We expect the percentage of our Lilly Pulitzer sales which are direct to consumer sales to increase in future years as we anticipate that the full-price retail and e-commerce components of the Lilly Pulitzer business will grow at a faster rate than the wholesale distribution channel in the future.

        Lilly Pulitzer's full-price retail store sales per gross square foot for fiscal 2012 were approximately $580 for the 15 full-price retail stores which were open the entire 53-week fiscal 2012 year compared to approximately $480 for the 16 Lilly Pulitzer stores open for the full 52-week fiscal 2011 year. For relocated stores, for which the square feet changed during the year, we included, for the purposes of the calculation above, the square feet of the relocated store based on the weighted average month-end square feet for the relocated store. The increase from the prior year was primarily due to higher comparable store sales in fiscal 2012, as well as the closure of one larger underperforming full-price retail store in fiscal 2012.

        Our direct to consumer strategy for the Lilly Pulitzer brand includes operating full-price retail stores in higher-end malls, lifestyle shopping centers, resort destinations and brand-appropriate street locations. Each full-price retail store carries a wide range of merchandise, including apparel, footwear and accessories, all presented in a manner intended to enhance the Lilly Pulitzer image, brand awareness and acceptance. Our Lilly Pulitzer retail stores allow the opportunity to present Lilly Pulitzer's full line of current season products. We believe our Lilly Pulitzer full-price retail stores provide high visibility for the brand and products and also enable us to stay close to the needs and preferences of consumers. Also, we believe that our presentation of products and our strategy to operate the retail stores as full-price stores with limited promotional activities in our own retail stores complement our business with our wholesale customers.

        The table below provides certain information regarding Lilly Pulitzer full-price retail stores as of February 2, 2013.

Number of Full-Price Retail Stores
Florida	5
New York	3
Pennsylvania	2
Texas	2
Other	7

Total	19

Average square feet per store	3,100

Total square feet at year-end	58,400

        The table below reflects the changes in store count for Lilly Pulitzer stores during fiscal 2012.

Full-Price Retail Stores
Open as of beginning of fiscal year	16
Opened during fiscal year	4
Closed during fiscal year	(1)

Open as of end of fiscal year	19

        During fiscal 2012, the average total gross square feet, calculated as the average of the total gross square feet at the beginning and end of each quarter during the year, of full-price retail space was approximately 56,000 square feet. We anticipate that the average total gross square feet of full-price retail space for Lilly Pulitzer will increase by approximately 14% in fiscal 2013 as compared to fiscal 2012 average total gross square feet amounts, if we open four new stores in fiscal 2013. In fiscal 2013, we expect to open four or five full-price retail stores, and we expect that this pace of domestic store openings will continue and possibly accelerate beyond fiscal 2013. Although the specific locations and timing of all of our store openings have not been finalized, we anticipate opening full-price retail store locations in Cincinnati, Ohio; Durham, North Carolina; and Hackensack, New Jersey in fiscal 2013.

        The operation of full-price retail stores requires a greater amount of initial capital investment than wholesale operations, as well as greater ongoing operating costs. We anticipate that new full-price retail store openings will generally be in the 2,500 square foot range as we believe that a store of this size will generally provide a better return on investment than a larger store. To open a 2,500 square foot Lilly Pulitzer full-price retail store, we anticipate capital expenditures of approximately $0.8 million on average. For certain of our retail stores, the landlord often provides certain incentives to fund a portion of our capital expenditures.

        We may also incur capital expenditures if a lease expires and we determine it is appropriate to relocate a store to a new location in the same vicinity as the previous store. The cost of store relocations, if any, will generally be comparable to the costs of opening a new store. In addition to new store openings and relocations, we also incur capital expenditure costs related to remodels of existing stores, particularly when we renew or extend a lease beyond the original lease term, or otherwise determine that a remodel of a store is appropriate. The costs associated with some remodels may be significant.

        In addition to operating Lilly Pulitzer full-price retail stores, another key element of our direct to consumer strategy is the lillypulitzer.com website, which represented 23% of Lilly Pulitzer's net sales in fiscal 2012 compared to 16% in fiscal 2011. We believe our ability to effectively communicate the Lilly Pulitzer brand message to targeted consumers through social media and other methods of digital marketing is a significant factor in the success of the Lilly Pulitzer brand. The Lilly Pulitzer e-commerce business has experienced significant growth in recent years and we anticipate that the rate of growth of the e-commerce business will exceed the rate of growth in our full-price retail and wholesale businesses. We also utilize the Lilly Pulitzer website as an effective means of liquidating discontinued or out-of-season inventory, in a brand appropriate manner, by having a select number of e-commerce flash clearance sales during the year.

  Wholesale Operations

        To complement our direct to consumer operations and have access to a larger group of consumers, we continue to maintain our wholesale operations for Lilly Pulitzer through better department stores and specialty stores. We believe that the integrity and continued success of the Lilly Pulitzer brand, including its direct to consumer operations, is dependent, in part, upon controlled wholesale distribution with careful selection of the retailers through which Lilly Pulitzer products are sold. During fiscal 2012, 46% of Lilly Pulitzer's net sales were sales to wholesale customers.

        During fiscal 2012, almost half of Lilly Pulitzer's wholesale sales were to certain wholesale customers, which we refer to as Lilly Pulitzer Signature Stores. For these stores, we enter into agreements whereby we grant the other party the right to operate a store as a Lilly Pulitzer Signature Store within a specified geographic area, subject to certain conditions, including designating the majority of the store specifically for Lilly Pulitzer products and adhering to certain trademark usage requirements. These agreements are generally for a one- or two-year period. We sell products to these Lilly Pulitzer Signature Stores on a wholesale basis and do not receive royalty income associated with these sales. As of February 2, 2013, there were approximately 65 Lilly Pulitzer Signature Stores.

        The remaining wholesale sales were to specialty stores and better department stores. Lilly Pulitzer's net sales to its five largest wholesale customers represented 16% of Lilly Pulitzer's net sales in fiscal 2012 with no individual customer representing greater than 10%. Lilly Pulitzer typically utilizes a combination of e-commerce flash clearance sales, select promotions within the owned Lilly Pulitzer full-price retail stores, off-price retailers and warehouse sales to dispose of any discontinued or out-of-season inventory.

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

        Third party license arrangements for Lilly Pulitzer products include the following product categories: bedding and home fashions, home furnishing fabrics, stationery and gift products, eyewear and mobile device accessories.

  Seasonal Aspects of Business

        Lilly Pulitzer's operating results are impacted by seasonality as the demand by specific product or style as well as demand by distribution channel may vary significantly depending on the time of year. The following table presents the percentage of net sales and operating income for Lilly Pulitzer by quarter for fiscal 2012:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	29%	25%	22%	24%
Operating income	54%	37%	17%	(8)%

        As the timing of certain unusual or non-recurring items, economic conditions, wholesale product shipments or other factors affecting the business may vary from one year to the next, we do not believe that net sales or operating income for any particular quarter or the distribution of net sales for fiscal 2012 are necessarily indicative of anticipated results for the full fiscal year or expected distribution in future years. We believe that the impact of a $4.5 million charge for the change in fair value of contingent consideration in the fourth quarter of fiscal 2012, which resulted in an operating loss in the fourth quarter of fiscal 2012, compared to a $0.6 million charge for the change in fair value of the contingent consideration in each of the first three quarters of fiscal 2012, causes the percentage of operating income by quarter for fiscal 2012 to not be indicative of the operating income distribution by quarter in future years.

        The timing of Lilly Pulitzer's sales in the direct to consumer and wholesale distribution channels generally varies. Typically, the demand in the direct to consumer operations, including sales for our own stores and e-commerce sites, for Lilly Pulitzer products in our principal markets is generally higher in the spring, summer and resort seasons and lower in the fall season. However, wholesale product shipments are generally shipped prior to each of the retail selling seasons. As the allocation of sales within a quarter is impacted by the seasonality of direct to consumer and wholesale sales, we have presented in the following table, the proportion of net sales for each quarter represented by each distribution channel for fiscal 2012, which may not be indicative of the allocation of sales by distribution channel in future periods:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Full-price retail stores	24%	44%	26%	28%	30%
E-commerce	16%	17%	36%	27%	24%
Wholesale	60%	39%	38%	45%	46%

Total	100%	100%	100%	100%	100%

  Lanier Clothes

        Lanier Clothes designs, sources and markets branded and private label men's tailored clothing, including suits, sportcoats, suit separates and dress slacks across a wide range of price points, with the majority of the business at moderate price points. Substantially all of our Lanier Clothes branded products are sold under certain trademarks licensed to us by third parties. Licensed brands included Kenneth Cole®, Dockers®, Geoffrey Beene® and Ike Behar®. Additionally, we design and market products for our owned Billy London®, Arnold Brant® and Oxford Republic® brands. Billy London is a modern, British-inspired fashion brand geared towards the value-oriented consumer, while Arnold Brant is an upscale tailored brand that is intended to blend modern elements of style with affordable luxury. In addition to the branded businesses, Lanier Clothes designs and sources private label tailored clothing products for certain customers. Significant private label brands for which we produce tailored clothing include Lands' End®, Stafford® and Alfani®, among others. Sales of branded products represented 73% of Lanier Clothes' net sales during fiscal 2012, compared to 66% in fiscal 2011.

        Our Lanier Clothes products are sold to national chains, department stores, specialty stores, specialty catalog retailers and discount retailers throughout the United States. In Lanier Clothes, we have long-standing relationships with some of the United States' largest retailers, with Men's Wearhouse, Macy's, Sears (which includes Lands' End) and Burlington Coat Factory representing 19%, 19%, 14% and 13%, respectively, of Lanier Clothes' net sales during fiscal 2012. Sales to Lanier Clothes' 10 largest customers represented 91% of Lanier Clothes' net sales in fiscal 2012. The amount and percentage of net sales attributable to an individual customer in future years may be different than fiscal 2012 amounts as sales are typically on an order by order or specific program basis and not tied to long-term contracts.

        The tailored clothing market is an extremely competitive apparel sector that is experiencing increased competition at retail and gross margin pressures due to sourcing cost increases. We continue to believe that the opportunities for branded tailored clothing are generally better than private label tailored clothing, although the challenges in branded tailored clothing are also significant. We believe that our Lanier Clothes business has excelled at bringing quality products to our customers and managing inventory risk appropriately while requiring minimal capital expenditure investments.

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

        Lanier Clothes manages production in Asia, Latin America and Italy through a combination of efforts from our Lanier Clothes offices in Atlanta, Georgia and third party buying agents. During fiscal 2012, 31% of Lanier Clothes product purchases were from manufacturers located in China, compared to 45% in fiscal 2011 and 68% in fiscal 2010, as certain production continued to shift away from factories in China to Vietnam and India. Lanier Clothes purchased goods from approximately 150 suppliers in fiscal 2012. The 10 largest suppliers of Lanier Clothes provided 70% of the finished goods and raw materials Lanier Clothes acquired from third parties during fiscal 2012. In addition to purchasing products from third parties, Lanier Clothes operates a manufacturing facility, located in Merida, Mexico, which produced 22% of our Lanier Clothes products during fiscal 2012.

        Our various Lanier Clothes products are manufactured from a variety of fibers, including wool, silk, linen, cotton and other natural fibers, as well as synthetics and blends of these materials. The majority of the materials used in Lanier Clothes' manufacturing operations are purchased in the form of woven finished fabrics directly from various offshore fabric mills.

        For Lanier Clothes, we utilize a distribution center located in Toccoa, Georgia, where we receive goods from our suppliers, inspect those products and ship the goods to our customers. We seek to maintain sufficient levels of inventory to support programs for pre-booked orders and to meet customer demand for at-once ordering. For certain standard tailored clothing product styles, we maintain in-stock replenishment programs, providing shipment to customers within just a few days of receiving the order. These types of programs generally require higher inventory levels. Disposal of excess prior- season inventory is an ongoing part of our business and Lanier Clothes utilizes off-price retailers to sell such products.

        We maintain apparel sales offices and showrooms for our Lanier Clothes products in several locations, including New York and Atlanta. We employ a sales force for Lanier Clothes primarily consisting of salaried employees. Lanier Clothes also operates the billylondonuk.com and menstailoreddirect.com websites, where certain Lanier Clothes' products may be purchased online directly by consumers. In addition, Lanier Clothes also ships certain products directly to consumers who purchase products from the websites of certain of our wholesale customers.

  Seasonal Aspects of Business

        Lanier Clothes' operating results are impacted by seasonality as the demand by specific product or style may vary significantly depending on the time of year. As a wholesale tailored clothing business, in which product shipments generally occur prior to the retail selling seasons, the seasonality of Lanier Clothes reflects stronger spring and fall wholesale deliveries which typically occur in our first and third quarters. The following table presents the percentage of net sales and operating income for Lanier Clothes by quarter for fiscal 2012:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	31%	23%	25%	21%
Operating income	37%	22%	22%	19%

        As the timing of certain unusual or non-recurring items, economic conditions, wholesale product shipments or other factors affecting the business may vary from one year to the next, we do not believe that net sales or operating loss for any particular quarter or the distribution of net sales and operating loss for fiscal 2012 are necessarily indicative of anticipated results for the full fiscal year or expected distribution in future years. The first quarter of fiscal 2012 operating results were unusually strong compared to the other quarters of fiscal 2012 primarily due to the shift in timing of shipments into that quarter, as well as the negative gross margin impact on operating margins, as discussed in Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, included in this report, which was more significant subsequent to the first quarter of fiscal 2012.

  Ben Sherman

        Ben Sherman is a London-based designer, marketer and distributor of men's branded sportswear and related products. Ben Sherman was established in 1963 as an edgy shirt brand that was adopted by the followers of the contemporary London music scene known as modernists or "Mods" and has throughout its history been inspired by what is new and current in British art, music, culture and style. The brand has evolved into a British modernist lifestyle brand of apparel targeted at style conscious men ages 25 to 40 in multiple markets throughout the world. During fiscal 2012, 39% and 31% of Ben Sherman's net sales occurred in the United Kingdom and the United States, respectively, with the remainder of the sales predominantly in Europe. Ben Sherman products can be found in better department stores, a variety of independent specialty stores and our owned and licensed Ben Sherman retail stores, as well as on Ben Sherman e-commerce websites. We also license the Ben Sherman name for various product categories.

        We believe the attraction of the Ben Sherman brand to our consumers is a reflection of our efforts to ensure that we maintain appropriate quality and design of our apparel and licensed products, while also implementing restricted distribution of the Ben Sherman products to a select tier of retailers. We believe this approach to quality, design and distribution will allow us to achieve higher retail price points for our Ben Sherman products than we have historically achieved. We believe that the retail sales value of all Ben Sherman branded products sold during fiscal 2012, including our estimate of retail sales by our wholesale customers and other third party retailers, exceeded $275 million.

        In recent years, we have implemented certain initiatives to elevate our wholesale distribution in order to attain higher price points for our Ben Sherman men's products, reduce our infrastructure and license certain of our non-core businesses to third parties to allow us to focus our resources on our core business—men's sportswear. Although we have made significant strides in elevating our wholesale distribution, we believe we still have additional steps to take in order to achieve our ideal wholesale distribution, which may result in a further decline of wholesale sales in the short-term. Additionally, in the fourth quarter of fiscal 2012 and first quarter of fiscal 2013 we have taken additional actions to further reduce the infrastructure and operating costs of Ben Sherman given the smaller sales base in recent years and, at the same time, ensure that the direction of the brand is focused. We believe that the initiatives taken thus far and expected in the short-term are critical steps towards improving the operating results of the Ben Sherman brand. We believe that in the long-term, Ben Sherman, with a smaller infrastructure, will have growth opportunities if the elevation of the brand is successful and the economic conditions improve.

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

        We primarily utilize a large third party buying agent based in Hong Kong to manage the production and sourcing of the majority of our Ben Sherman apparel products; approximately 66% of our Ben Sherman apparel products are sourced from China and India. Through this buying agent and a sourcing office we operate in India, during fiscal 2012 we used approximately 100 suppliers primarily located in China, India and Thailand to manufacture our Ben Sherman products. The largest 10 suppliers provided 55% of the Ben Sherman products acquired during fiscal 2012.

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

  Wholesale Operations

        During fiscal 2012, 62% of Ben Sherman's net sales were sales to wholesale customers and international distributors. During fiscal 2012, 21% of Ben Sherman's net sales were to its five largest customers, of which no individual customer accounted for greater than 10% of Ben Sherman's net sales. As discussed above, in recent years, we have implemented certain initiatives to elevate our wholesale distribution in order to attain higher price points for our Ben Sherman men's products which, if effective, will provide growth opportunities for the brand in the future. We maintain Ben Sherman apparel sales offices and showrooms in several locations, including London, New York and Dusseldorf, among others. Our wholesale operations for Ben Sherman utilize a sales force consisting of salaried sales employees and independent commissioned sales representatives.

  Direct to Consumer Operations

        Our direct to consumer strategy for the Ben Sherman brand includes locating full-price retail stores in brand-appropriate street locations and malls. Each full-price retail store carries a wide range of merchandise, including apparel, footwear and accessories, all presented in a manner intended to enhance the Ben Sherman image. Our Ben Sherman full-price retail stores allow the opportunity to present Ben Sherman's full line of current season products, including licensees' products. We believe our Ben Sherman retail stores provide high visibility of the brand and products and also enable us to stay close to the needs and preferences of consumers. We believe the presentation of these products in our Ben Sherman full-price retail stores helps build brand awareness and acceptance and thus enhances business with our wholesale customers. Our outlet stores serve an important role in the overall inventory management by allowing us to sell discontinued and out-of-season products at better prices than are generally otherwise available from outside parties, while helping us protect the Ben Sherman brand by controlling the distribution of such products, although at times we also utilize off-price retailers to sell these products.

        The components of Ben Sherman's direct to consumer strategy include retail store, concession and e-commerce operations and represented 38% of Ben Sherman's net sales in fiscal 2012, compared to 33% in fiscal 2011. Retail store sales per square foot were approximately $665 for our Ben Sherman full-price retail stores, which excludes outlets, which were open throughout the 53-week fiscal 2012 compared to approximately $750 for Ben Sherman full-price retail stores open throughout the 52-week fiscal 2011. The decrease from fiscal 2011 was primarily due to lower full-price comparable store sales and the negative impact of lower sales per square foot from two full-price stores located in the United Kingdom which opened in fiscal 2011.

        The table below provides certain information regarding Ben Sherman retail stores as of February 2, 2013.

	Number of Stores	Average Square Feet
United States full-price retail stores	4	3,700
United Kingdom full-price retail stores	6	2,000
Germany full-price retail stores	2	2,100
Outlet stores(1)	7	1,700

Total	19	2,300

Total gross square feet at year end	43,100

(1)
Includes four, two and one outlet stores in the United Kingdom, Europe and the United States, respectively.

        The table below reflects the changes in store count for Ben Sherman stores during fiscal 2012.

	Full-Price Retail Stores	Outlet Stores	Total
Open as of beginning of fiscal year	11	5	16
Opened during fiscal year	1	2	3

Open as of end of fiscal year	12	7	19

        We do not anticipate a significant increase in the retail store square feet from fiscal 2012 to fiscal 2013 as we do not currently have any plans to open new Ben Sherman stores in fiscal 2013. However, we continue to evaluate potential locations and may open retail stores in the future if we identify locations which meet our investment criteria. The operation of our retail stores requires a greater amount of initial capital investment than wholesale operations as well as greater ongoing operating costs. Based on recent store openings, we have spent approximately $0.6 million of capital expenditures on average to build out a Ben Sherman full-price retail store and less than that to build out an outlet store. However, individual locations will vary. In some cases, the landlord has provided certain incentives to fund a portion of these capital expenditures.

        We also incur capital expenditures when a lease expires and we determine it is appropriate to relocate a store to a new location in the same vicinity as the previous store. The cost of store relocations will generally be comparable to the costs of opening a new store. In addition to our new store openings and relocations, we also incur capital expenditure costs related to remodels of existing stores, particularly when we renew or extend a lease beyond the original lease term, or otherwise determine that a remodel of a store is appropriate. The costs associated with some remodels may be significant.

        Another component of our direct to consumer strategy is operating certain concession arrangements, whereby we operate Ben Sherman shops within department or other stores. The inventory at these locations is owned by us until sold to the consumer, at which time we recognize the full retail sales price. In these arrangements, a Ben Sherman employee is responsible for the area, and we pay a commission to the department store to cover occupancy and certain other costs associated with using the space. As of February 2, 2013, we operated nine concession locations in the United Kingdom.

        During fiscal 2011, we re-launched the Bensherman.com website in the United Kingdom and Europe, and during fiscal 2012 we re-launched the Bensherman.com website in the United States. These websites provide consumers the opportunity to purchase Ben Sherman products directly on-line. Although the net sales of Ben Sherman's e-commerce operations were less than 5% of net sales for Ben Sherman in fiscal 2012, we believe that the Ben Sherman customer base will embrace a high-quality, brand appropriate e-commerce site and that e-commerce is an important growth opportunity for the Ben Sherman brand.

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

        Third party license arrangements for Ben Sherman products include the following product categories:

Footwear	Kid's apparel
Men's watches and jewelry	Men's tailored clothes and dress shirts
Men's hats, caps, scarves and gloves	Men's neckwear and pocket squares
Men's fragrances and toiletries	Men's and boys' underwear, socks and sleepwear
Men's gift products

        In addition to the license agreements for the specific product categories listed above, we have also entered into certain international license/distribution agreements which give these third parties the opportunity to distribute Ben Sherman products in certain geographic areas around the world. The products sold by our licensees/distributors generally are identical to the products sold in the United Kingdom and United States. In most markets, our licensees/distributors are required to open retail stores in their respective geographic regions. As of February 2, 2013, our licensees/distributors operated 19 Ben Sherman retail stores located in Australia, Asia, South Africa, Europe and Canada.

  Seasonal Aspects of Business

        Ben Sherman's net sales are impacted by seasonality as the demand by specific product or style, as well as by distribution channel, may vary significantly depending on the time of year. The sales of Ben Sherman generally align with a typical wholesale and retail apparel company whereby the fall and holiday seasons are generally stronger quarters than the first half of the fiscal year. The following table presents the percentage of net sales for Ben Sherman by quarter for fiscal 2012:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	21%	25%	24%	30%

        As the timing of certain unusual or non-recurring items, economic conditions, wholesale product shipments or other factors affecting the business may vary from one year to the next, we do not believe that net sales or operating loss for any particular quarter or the distribution of net sales and operating loss for fiscal 2012 are necessarily indicative of anticipated results for the full fiscal year or expected distribution in future years. Specifically, we believe that as a result of the significant impact of the merchandising mix miss in the second half of fiscal 2012 and our expectation of improved operating results in future years, presenting the percentages of operating loss by quarter for Ben Sherman in fiscal 2012 would not be meaningful in assessing the seasonal aspects of the Ben Sherman business for future periods. Therefore, we have not included operating loss by quarter in the table above.

        The timing of Ben Sherman's sales in the direct to consumer and wholesale distribution channels generally varies. Typically, the demand in the direct to consumer operations, including sales for our own stores and e-commerce sites, for Ben Sherman products in our principal markets is generally higher in the fall and holiday seasons and lower in the spring and summer seasons. Wholesale product shipments are generally shipped prior to each of the retail selling seasons. As the allocation of sales within a quarter is impacted by the seasonality of direct to consumer and wholesale sales, we have presented in the following table the proportion of net sales for each quarter represented by each distribution channel for fiscal 2012, which may not necessarily be indicative of the allocation of sales in future periods:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Wholesale	66%	61%	65%	57%	62%
Direct to consumer	34%	39%	35%	43%	38%

Total	100%	100%	100%	100%	100%

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

        The operations that are included in Corporate and Other include our Oxford Golf business and our Lyons, Georgia distribution center. The Oxford Golf® brand is designed to appeal to a sophisticated golf apparel consumer with a preference for high quality and classic styling. In addition to apparel bearing the Oxford Golf trademark, Oxford Golf also sources some private label products for certain customers. Our Oxford Golf products are primarily acquired on a package purchase, finished goods basis from third party producers outside of the United States. Oxford Golf seeks to maintain sufficient levels of inventory to support programs for pre-booked orders and at-once ordering. Oxford Golf employs a sales force consisting primarily of commissioned sales agents. Our Lyons, Georgia distribution center receives finished goods from suppliers, inspects those products and ships the products to customers of our Oxford Golf business and to customers and retail stores of our Ben Sherman United States business while also performing certain warehouse and distribution services for third parties.

  Discontinued Operations

        References to results of operations, assets or liabilities related to discontinued operations within this report refer to the operations, assets or liabilities associated with our former Oxford Apparel operating group, which were sold on January 3, 2011. Our former Oxford Apparel operating group sold certain private label and branded apparel to a variety of customers. Additionally, unless otherwise indicated, all references to assets, liabilities, revenues and expenses included in this report reflect continuing operations and do not include any amounts related to the discontinued operations.

ADVERTISING AND MARKETING

        We believe that advertising and marketing are an integral part of the long-term strategy of our brands, and we therefore devote significant resources to advertising and marketing our brands. During fiscal 2012, we spent $27.6 million on advertising, marketing and promoting our products. For each of our lifestyle brands, we incurred advertising, marketing and promotions expenses of 3% to 6% of net sales of the lifestyle brand during fiscal 2012. Each of our operating groups manages the advertising, marketing and promotion of its brands. While the advertising of our lifestyle brands promotes our products, the primary emphasis is on brand image and brand lifestyle. We intend that the advertising will engage individuals within the brand's distinct consumer demographic and guide them on a regular basis to our retail stores, e-commerce websites or wholesale customers' stores in search of our products. The marketing of our lifestyle brands continues to include traditional media such as print, catalogs and other correspondence with customers, as well as moving media and trade show initiatives. However, an increasing amount of our marketing focus involves email, Internet and social media advertising. We believe that it is very important that we communicate regularly with our consumers via the use of email, Internet and social media about product offerings or other brand events in order to maintain and strengthen our brands' connections with our consumers.

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

PRODUCT SOURCING

        We intend to maintain a flexible, diversified, cost-effective manufacturing base that provides high-quality branded products. Our operating groups, either internally or through the use of third-party buying agents, source substantially all of our products from non-exclusive, third-party producers located in foreign countries or from our licensees for licensed products sold in our direct to consumer distribution channels. The use of contract manufacturers reduces the amount of capital investment required by us as operating manufacturing facilities can require a significant amount of capital investment. During fiscal 2012, we sourced approximately 65% of our products from producers located in China. Although we place a high value on long-term relationships with our suppliers and have used many of our suppliers for a number of years, generally we do not have long-term contracts with our suppliers. Instead, we conduct business on an order-by-order basis. Thus, we compete with other companies for the production capacity of independent manufacturers. We believe that this approach provides us with the greatest flexibility in identifying the appropriate manufacturers while considering quality, cost, timing of product delivery and other criteria while also utilizing the expertise of the manufacturers. During fiscal 2012, no individual third-party manufacturer supplied more than 10% of our product purchases.

        We purchase substantially all of our Tommy Bahama, Lilly Pulitzer and Ben Sherman products from third-party producers as package purchases of finished goods, which are manufactured with our oversight and to our design and fabric specifications. For package purchases, we regularly depend upon the ability of third-party producers to secure a sufficient supply of raw materials specified by us, adequately finance the production of goods ordered and maintain sufficient manufacturing and shipping capacity rather than us providing or financing the costs of these items. We believe that our focus on acquiring package purchases allows us to reduce our working capital requirements as we generally are not required to purchase, or finance the purchase of, the raw materials or other production costs related to our product purchases until we take ownership of the finished goods, which typically occurs when the goods are shipped by the third-party producers.

        For our Lanier Clothes operating group, we acquired the majority of our Lanier Clothes products during fiscal 2012 on a package purchase basis from third-party producers. The remainder of the inventory purchases from third parties were primarily on a CMT basis, which we consider to be purchases whereby we supply the fabric and purchase cut, sew and finish labor (or "cut, make, trim") from our third-party producers. As the ability and willingness of third-party tailored clothing apparel manufacturers to finance raw materials purchases continues to increase along with other changes in manufacturing and sourcing practices for tailored clothing, we anticipate that Lanier Clothes will continue to increase the percentage of goods acquired as package purchases of finished goods rather than CMT purchases. In addition to purchasing products from third parties, Lanier Clothes also operates our only owned manufacturing facility, which is located in Merida, Mexico and produced 22% of our Lanier Clothes products during fiscal 2012.

        As the manufacture and transportation of apparel products for our brands may take as many as six months for each season, we typically make commitments months in advance of when products will arrive in our retail stores or our customers' stores. We continue to seek ways to reduce the time required from design and ordering to bringing products to our customer. As our merchandising departments must estimate our requirements for finished goods purchases for our own retail stores and e-commerce sites based on historical product demand data and other factors, and as purchases for our wholesale accounts must be committed to and purchased by us prior to the receipt of customer orders in some cases, we carry the risk that we have purchased more inventory than we will need.

        We are committed to sourcing our products in a lawful and responsible manner. As part of this commitment, each of our operating groups has implemented a code of conduct program applicable to vendors that we purchase goods from, which includes provisions related to abiding by applicable laws as well as compliance with other business ethics, including related human rights, health, safety, working conditions, environmental and other requirements. We require that each of our vendors and licensees comply with the applicable code of conduct. On an ongoing basis we assess vendors' compliance with the applicable code of conduct through assessments performed by either our employees or our designated agents. In the event we determine that a vendor is not abiding by the applicable code of conduct, we work with the vendor to remediate the violation. If the violation is not remediated, we generally will discontinue use of the vendor.

IMPORT RESTRICTIONS AND OTHER GOVERNMENT REGULATIONS

        We are exposed to certain risks as a result of our international operations. Almost all of our merchandise is manufactured by foreign suppliers. During fiscal 2012, we sourced approximately 65% of our products from producers located in China. Our imported products are subject to customs, trade and other laws and regulations governing their entry into the United States and other countries where we sell our products.

        Substantially all of the merchandise we acquire is subject to duties which are assessed on the value of the imported product and represent a material portion of the cost of the goods we sell. Duty rates vary depending on the type of garment and its fiber content and are subject to change in future periods. In addition, while the World Trade Organization's member nations have eliminated quotas on apparel and textiles, the United States and European countries into which we import our products are still allowed in certain circumstances to unilaterally impose "anti-dumping" or "countervailing" duties in response to threats to their comparable domestic industries.

        In addition, apparel and other products sold by us are subject to stringent and complex product performance and security and safety standards, laws and other regulations. These regulations relate principally to product labeling, licensing requirements, certification of product safety and importer security procedures. We believe that we are in material compliance with those regulations. Our licensed products and licensing partners are also subject to regulation. Our agreements require our licensing partners to operate in compliance with all laws and regulations, and we are not aware of any violations which could reasonably be expected to have a material effect on our business or results of operations.

        Although we have not been materially inhibited from doing business in desired markets in the past, we cannot assure that significant impediments will not arise in the future as we expand product offerings and brands and enter into new markets. Our management regularly monitors proposed regulatory changes and the existing regulatory environment, including any impact on our operations or on our ability to import products.

        Important factors relating to risks associated with government regulations include, but are not limited to, those described in Part I, Item 1A. Risk Factors.

INFORMATION TECHNOLOGIES

        We believe that sophisticated information systems are an important component of maintaining our competitive position and supporting continued growth of our businesses. Our management information systems were designed to provide effective retail store, e-commerce and wholesale operations while emphasizing efficient point-of-sale, distribution center, design, sourcing, order processing, marketing, accounting and other functions. We use point-of-sale registers that capture sales data, track inventories and monitor traffic and other information in our retail stores. We regularly evaluate the adequacy of our information technologies and upgrade or enhance our systems to gain operating efficiencies and to support our anticipated growth as well as other changes in our business. We believe that continuous upgrading and enhancements to our management information systems with newer technology that offers greater efficiency, functionality and reporting capabilities is important to our operations and financial condition.

SEASONAL ASPECTS OF BUSINESS

        Each of our operating groups is impacted by seasonality as the demand by specific product or style, as well as by distribution channel, may vary significantly depending on the time of year. For details of the impact of seasonality on each of our operating groups, see the business discussion of each operating group above. The following table presents our percentage of net sales and operating income by quarter for fiscal 2012:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(1)
Net sales	27%	24%	21%	28%
Operating income	48%	29%	9%	14%

(1)
The fourth quarter of fiscal 2012 operating income included a $4.5 million LIFO accounting charge. Additionally, the fourth quarter of fiscal 2012 included a charge of $4.5 million for the change in fair value of contingent consideration whereas the first three quarters of fiscal 2012 included a $0.6 million charge for the change in fair value of contingent consideration. These items resulted in the percentage of operating income in the fourth quarter being lower and the first three quarters being higher than if these charges did not occur in the fourth quarter.

        We anticipate that as our retail store operations increase in the future, the third quarter will continue to be our weakest net sales and operating income quarter and the percentage of the full year net sales and operating income generated in the third quarter will continue to decrease. As the timing of certain unusual or non-recurring items, economic conditions, wholesale product shipments or other factors affecting the retail business may vary from one year to the next, we do not believe that net sales or operating income for any particular quarter or the distribution of net sales and operating income for fiscal 2012 are necessarily indicative of anticipated results for the full fiscal year or expected distribution in future years.

ORDER BACKLOG

        As more than 50% of our sales are direct to consumer sales, which are not reflected in an order backlog, and the order backlog for wholesale sales may be impacted by a variety of factors, we do not believe that order backlog information is necessarily indicative of sales to be expected for future periods. Therefore, we believe the order backlog is not material for an understanding of our business taken as a whole. Further, as our sales continue to shift towards direct to consumer rather than wholesale sales, the order backlog will continue to be less meaningful as a measure of our future sales and results of operations.

EMPLOYEES

        As of February 2, 2013, we employed approximately 4,800 persons, of whom approximately 75% were employed in the United States. Approximately 60% of our employees were retail store and restaurant employees. We believe our employee relations are good.

AVAILABLE INFORMATION

        Our Internet address is oxfordinc.com. Copies of our annual report on Form 10-K, proxy statement, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on our website the same day that they are electronically filed with the SEC. The information on our website is not and should not be considered part of this Annual Report on Form 10-K and is not incorporated by reference in this document.

Item 1A.    Risk Factors

        The risks described below highlight some of the factors that could materially affect our operations. If any of these risks actually occurs, our business, financial condition or operating results may be adversely affected. These are not the only risks and uncertainties we face. We operate in a competitive and rapidly changing business environment, and additional risks and uncertainties not presently known to us or that we currently consider immaterial may also adversely affect our business.

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

        We believe that the principal competitive factors in the apparel industry are the reputation, value and image of brand names; design; consumer preference; price; quality; marketing; and customer service. We believe that our ability to compete successfully is directly related to our proficiency in foreseeing changes and trends in fashion and consumer preference, and presenting appealing products for consumers.

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

        During fiscal 2012, Tommy Bahama's net sales represented 62% of our consolidated net sales, while Lilly Pulitzer's and Ben Sherman's net sales represented 14% and 10%, respectively, of our consolidated net sales. The limited diversification in our portfolio may heighten the risks we face if one of our brands fails to meet our expectations and/or is adversely impacted by any actions we or third parties take with respect to that brand or by competitive conditions in the apparel industry. For example, Ben Sherman's missteps in merchandise mix in the second half of fiscal 2012, coupled with the sluggish economic conditions in the United Kingdom and Europe during fiscal 2012, resulted in a fiscal 2012 operating loss of $10.9 million for Ben Sherman, which not only affected Ben Sherman's operating results but materially impacted our consolidated operating results and the amount of time required by our management to focus on the Ben Sherman operations.

        Although certain of our products carry over from season to season, the apparel industry is subject to rapidly changing fashion trends and shifting consumer demands, particularly for our lifestyle branded Tommy Bahama, Lilly Pulitzer and Ben Sherman products. Due to the competitive nature of the apparel industry, there can be no assurance that the demand for our products will not decline or that we will be able to successfully evaluate and adapt our products to align with consumers' preferences, fashion trends and changes in consumer demographics. The introduction or repositioning of new lines and products and the entry of our products into new geographic territories often requires substantial costs in design, marketing and advertising, which may not be recovered if the products are not successful. Any failure on our part to develop and market appealing products could result in lower sales and operating losses and/or harm the reputation and desirability of our brands.

        Additionally, since we generally make decisions regarding product designs several months in advance of the time when consumer acceptance can be measured, such a failure could result in a substantial amount of unsold inventory or other conditions, which could have a material adverse effect on our results of operations and financial condition. For example, the merchandise mix missteps in Ben Sherman during the second half of fiscal 2012 resulted in higher promotions in our direct to consumer operations, more off-price sales and more significant inventory markdowns during the second half of fiscal 2012, as we sought to liquidate excess Ben Sherman inventory.

        The highly competitive apparel industry, characterized by low entry barriers, includes numerous domestic and foreign apparel designers, manufacturers, distributors, importers, licensors and retailers, some of whom may also be our customers and some of whom are significantly larger, more diversified and have significantly greater financial resources than we do. Certain of our competitors offer apparel for sale at significant discounts, particularly in response to weak economic conditions, which results in more pressure to reduce prices or the risk that our products may not be as desirable as lower priced products. Competitive factors within the apparel industry may result in reduced sales, increased costs, lower prices for our products and/or decreased margins.

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

        Consumers may generally consider our products discretionary items. The apparel industry is cyclical and dependent upon the overall level of discretionary consumer spending, which changes as regional, domestic and international economic conditions change. Demand for our products is significantly impacted by trends in consumer confidence and discretionary consumer spending, which may be influenced by employment levels, recessions, fuel and energy costs, availability of personal credit, interest rates, tax rates and changes in tax laws, the European debt crisis, declining purchasing power due to foreign currency fluctuations, personal debt levels, housing prices, stock market volatility, general political conditions and other factors. The factors impacting consumer confidence and discretionary consumer spending are outside of our control and difficult to predict, and, often, the apparel industry experiences longer periods of recession and greater declines than the general economy.

        Starting in 2008, the global economic environment began to deteriorate. This has been characterized by a dramatic decline in consumer discretionary spending disproportionately affecting our industry. While we have seen intermittent signs of stabilization in the United States since fiscal 2010, there is continued volatility in the European markets. There are no assurances that the United States, European or global economy will recover in the near future or that recessionary conditions will not return to or worsen in these markets. In addition, the European sovereign debt crisis or unstable political conditions, or potential or actual international conflicts, in the Middle East or other parts of the world, could result in disruptions to sourcing of our products from foreign markets. Any deterioration or worsening of consumer confidence or discretionary consumer spending, or disruptions to our supply chain from macroeconomic conditions, could reduce our sales, increase our costs of goods sold or require us to significantly modify our current business practices.

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

        We source substantially all of our products from non-exclusive, third party producers located in foreign countries, including sourcing approximately 65% of our product purchases from China during fiscal 2012. Although we place a high value on long-term relationships with our suppliers, generally we do not have long-term contracts but, instead, conduct business on an order-by-order basis. Therefore, we compete with other companies for the production capacity of independent manufacturers. We regularly depend upon the ability of third party producers to secure a sufficient supply of raw materials, adequately finance the production of goods ordered and maintain sufficient manufacturing and shipping capacity. Although we monitor production in third party manufacturing locations, we cannot be certain that we will not experience operational difficulties with our manufacturers, such as the reduction of availability of production capacity, errors in complying with product specifications, insufficient quality control, failures to meet production deadlines or increases in manufacturing costs. Such difficulties may negatively impact our ability to deliver quality products to our customers on a timely basis, which may, in turn, have a negative impact on our customer relationships and result in lower net sales.

Changes in international trade regulation and risks relating to the importation of our products may cause our products to become less competitive, disrupt our supply chain and/or adversely affect our operations.

        We source substantially all of our products from foreign countries, most significantly China. As a result, we are exposed to risks associated with changes in the laws and regulations governing the importing and exporting of apparel products into and from the countries in which we operate. Some of the risks associated with importing our products from foreign countries include changes in social, political, labor and economic conditions or terrorist acts that could result in the disruption of trade from the countries in which our manufacturers are located; the imposition of additional or new duties, tariffs, taxes, quota restrictions or other changes and shifts in sourcing patterns as a result of such changes; significant delays in the delivery of our products, due to security or other considerations; fluctuations in sourcing costs; the imposition of antidumping or countervailing duties; fluctuations in the value of the dollar against foreign currencies; changes in customs procedures for importing apparel products; and restrictions on the transfer of funds to or from foreign countries. We may not be able to offset any disruption to our supply chain as a result of any of these factors by shifting production to suitable manufacturers in other jurisdictions in a timely manner or at acceptable prices, and any of these factors could harm our business, result in a loss of sales and/or increase the costs of our goods.

        In addition, our, or any of our suppliers', failure to comply with customs or similar laws or any other applicable regulations could restrict our ability to import products or lead to fines, penalties or adverse publicity, and future regulatory actions or trade agreements may provide our competitors with a material advantage over us or materially increase our costs.

Loss of one or more of our key wholesale customers, or a significant adverse change in a customer's financial performance or financial position could negatively impact our net sales and profitability.

        We generate a significant percentage of our wholesale sales from a few major customers. During fiscal 2012, sales to our five largest customers accounted for 42% of our consolidated wholesale sales and sales to our largest wholesale customer represented 16% of our consolidated wholesale sales. Over the last several years, there has been a trend towards greater consolidation in the retail industry, as well as more centralized purchasing decisions within consolidated customer groups, and direct sourcing of products by large retailers. A decrease in the number of stores that carry our products, restructuring of our customers' operations, more centralized purchasing decisions, direct sourcing and greater leverage by customers, as a result of further consolidation in the retail industry or otherwise, could result in lower prices, realignment of customer affiliations or other factors which could negatively impact our net sales and profitability.

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

        We also extend credit to several of our key customers without requiring collateral, which results in a large amount of receivables from just a few customers. At February 2, 2013, our five largest outstanding customer balances represented 37% of our consolidated receivables balance. Companies in the apparel industry, including some of our customers, may experience financial difficulties, including bankruptcies, restructurings and reorganizations, tightened credit markets and/or declining sales and profitability on a comparable store basis. A significant adverse change in a customer's financial position could cause us to limit or discontinue business with that customer, require us to assume greater credit risk relating to that customer's receivables or limit our ability to collect amounts related to previous shipments to that customer.

We rely on the proper operation of our primary distribution facilities in order to support our direct to consumer operations, meet customer expectations, manage inventory, complete sales and achieve operating efficiencies, and any disruption or failure in these facilities may materially adversely affect our business or operations.

        Our ability to support our direct to consumer operations, meet customer expectations, manage inventory and achieve objectives for operating efficiencies depends on the proper operation of our primary brand-focused distribution facilities, each of which manages the receipt, storage, sorting, packing and distribution of finished goods for one of our operating groups. The primary distribution facilities that we operate are: a distribution center in Auburn, Washington for our Tommy Bahama products; a distribution center in King of Prussia, Pennsylvania for our Lilly Pulitzer products; a distribution center in Toccoa, Georgia for our Lanier Clothes products; and a distribution center in Lyons, Georgia for our Ben Sherman products sold in the United States. In addition, in the United Kingdom, we utilize a third party distribution center that manages substantially all of the distribution activities for our Ben Sherman products sold in the United Kingdom and Europe. During fiscal 2013, we expect to transition the Ben Sherman distribution center activities in the United Kingdom to another third party facility.

        If any of our primary distribution facilities were to shut down or otherwise become inoperable or inaccessible for any reason, including as a result of natural or man-made disasters, cybersecurity attacks, computer viruses or otherwise, if our distribution facilities fail to upgrade their technological systems to ensure efficient operations, if the goods in a distribution center were otherwise unavailable for shipment, as a result of a technology failure or otherwise, or if we experience any difficulty in transitioning our distribution activities for Ben Sherman in the United Kingdom, we could experience a reduction in sales, a substantial loss of inventory or higher costs, insufficient inventory at our retail stores to meet consumer expectations and longer lead times associated with the distribution of our products. In addition, for the distribution facilities that we operate, there are substantial fixed costs associated with these large, highly automated distribution centers. We could experience reduced operating and cost efficiencies during periods of economic weakness. Any disruption to our distribution facilities or in their efficient operation could negatively affect our operating results and our customer relationships.

Our operations are reliant on information technology and any interruption or other failure may impair our ability to provide products to our customers and meet the needs of management.

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

        We regularly evaluate upgrades or enhancements to our information systems to more efficiently and competitively operate our business, including an ongoing transition towards more integrated systems for our businesses. We may experience difficulties during the implementation of this financial system and/or not be equipped to address system problems. Any material disruption in our information technology systems, or any failure to timely, efficiently and effectively integrate new systems, could have an adverse affect on our business or results of operations.

Our business depends on our senior management and other key personnel, and the unsuccessful transition of key management responsibilities, the unexpected loss of individuals integral to our business, our inability to attract and retain qualified personnel in the future or our failure to successfully plan for and implement succession of our senior management and key personnel may have an adverse effect on our operations, business relationships and ability to execute our strategies.

        Over the last two years, we have announced various changes to our senior management, including the retirement of our long-time Chief Executive Officer Mr. J. Hicks Lanier from that position on December 31, 2012. Our senior management has substantial experience and expertise in the apparel and related industries, with our newly elected Chief Executive Officer Mr. Thomas C. Chubb III having worked with our company for almost 25 years, including in various executive management capacities. Changes in key management positions, including within our operating groups, have inherent risks, and there are no assurances that any of our recent changes in management will not disrupt our business or operations, distract employees and/or affect our strategic relationships.

        Our success also depends upon disciplined execution at all levels of our organization, including our senior management. Competition for qualified personnel in the apparel industry is intense, and we compete to attract and retain these individuals with other companies that may have greater financial resources than us. While we believe that we have depth within our management team, if we lose any key executives, especially if one or more of these individuals join a competitor, our business and financial performance could be harmed.

        In addition, we will need to plan for the succession of our senior management and successfully integrate new members of management within our organization. The unexpected loss of any of our senior management, or the unsuccessful integration of new leadership, could negatively affect our operations, business relationships and ability to execute our strategies.

Breaches of information security or privacy could damage our reputation or credibility and cause us financial harm.

        As an ongoing part of our business operations, including marketing through various social media tools, we regularly collect and utilize sensitive and confidential personal information. The regulatory environment governing our use of individually identifiable data of customers, employees and others is complex, and the security of personal information is a matter of public concern. Despite our implementation of security measures, if an actual or perceived data security breach occurs, whether as a result of cybersecurity attacks, computer viruses, vandalism, human error or otherwise, our reputation and credibility could be damaged and we could experience lost sales. In addition, privacy and information security laws and requirements change frequently, and compliance with them or similar security standards, such as those created by the payment card industry, may require us to modify our operations and/or incur costs to make necessary systems changes and implement new administrative processes. Our failure to comply with these laws and regulations, or similar security standards, could lead to fines, penalties or adverse publicity.

We may be unable to protect our trademarks and other intellectual property.

        We believe that our trademarks and other intellectual property, as well as certain contractual arrangements, including licenses, and other proprietary intellectual property rights, have significant value and are important to our continued success and our competitive position due to their recognition by retailers and consumers. In fiscal 2012, 88% of our consolidated net sales were attributable to branded products for which we own the trademark. Therefore, our success depends to a significant degree upon our ability to protect and preserve our intellectual property. We rely on laws in the United States and other countries to protect our proprietary rights. However, we may not be able to sufficiently prevent third parties from using our intellectual property without our authorization, particularly in those countries where the laws do not protect our proprietary rights as fully as in the United States. The use of our intellectual property or similar intellectual property by others could reduce or eliminate any competitive advantage we have developed, causing us to lose sales or otherwise harm the reputation of our brands.

        From time to time, we discover products that are counterfeit reproductions of our products or that otherwise infringe on our proprietary rights. These activities typically increase as brand recognition increases, especially in markets outside the United States. Counterfeiting of our brands could divert sales away from our company, and association of our brands with inferior counterfeit reproductions could adversely affect the integrity and reputation of our brands.

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

        In the United States, we are subject to stringent standards, laws and other regulations, including those relating to health, product performance and safety, labor, employment, privacy and data security, anti-bribery, consumer protection, taxation, logistics and similar operational issues. In addition, operating in foreign jurisdictions, including those where we may operate retail stores, requires compliance with similar laws and regulations. These laws and regulations, in the United States and abroad, are complex and often varies widely by jurisdiction, making it difficult for us to ensure that we are currently or will be in the future compliant with all applicable laws and regulations. We may be required to make significant expenditures or modify our business practices to comply with existing or future laws or regulations, and unfavorable resolution to litigation or a violation of applicable laws and regulations may increase our costs and/or materially limit our ability to operate our business.

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

Changes in tax laws and unanticipated tax liabilities could adversely affect our effective income tax rate and profitability.

        As a global apparel company, we are subject to income taxes in the United States and various foreign jurisdictions. We record our income tax liability based on an analysis and interpretation of local tax laws and regulations, which requires a significant amount of judgment and estimation. Our effective income tax rate in any particular period or in future periods may be affected by a number of factors, including among others a shift in the mix of revenues, income and/or losses among domestic and international sources during a year or over a period of years, changes in tax laws, the outcome of income tax audits in various jurisdictions, and the resolution of uncertain tax positions, any of which could adversely affect our effective income tax rate and profitability.

Fluctuations and volatility in the cost and availability of raw materials, labor and freight may materially increase our costs.

        We and our third party suppliers rely on the availability of raw materials at reasonable prices. The principal fabrics used in our business are cotton, linens, wools, silk, other natural fibers, synthetics and blends of these materials. The prices paid for these fabrics depend on the market price for raw materials used to produce them. In addition, the cost of the materials that are used in our manufacturing process, such as oil-related commodity prices and other raw materials, such as dyes and chemicals, and other costs, can fluctuate. During fiscal 2011 and fiscal 2012, we saw an increase in the costs of raw materials, particularly cotton, as a result of rising demand from the economic recovery, weather-related supply disruptions, significant declines in U.S. inventory and a sharp rise in the futures market for cotton. We historically have not entered into any futures contracts to hedge commodity prices.

        In addition, we have recently seen increases in the cost of labor at many of our suppliers, particularly with the growth of the middle class in certain developing countries, as well as in freight costs, resulting from increased oil prices. We believe that these cost pressures may not be alleviated in the near future and could further increase.

        Although we attempt to mitigate the effect of increases in our cost of goods sold through sourcing initiatives and by selectively increasing the prices of our products, these product costing pressures, as well as other variable cost pressures, may materially increase our costs, and we may be unable to fully pass on these costs to our customers, particularly in our Lanier Clothes and Ben Sherman operating groups.

We may be unable to grow our business through organic growth and/or, if and when appropriate, acquisitions of lifestyle brands that fit within our business model, and any failure to successfully execute this aspect of our business strategy may have a material adverse effect on our business, financial condition, liquidity and results of operations.

        One component of our business strategy is to grow our business through organic growth and/or, if and when appropriate, acquisitions of lifestyle brands that fit within our business model. Organic growth may be achieved by, among other things, increasing our market share in existing markets, including to existing wholesale customers; selling our products in new markets, including international markets; increasing sales in our direct to consumer channels; and increasing the product offerings within our various operating groups. Successful growth of our business through organic growth and/or acquisitions is subject to, among other things, the ability of our management to implement plans for expanding our existing businesses and our ability to find suitable acquisition candidates at reasonable prices in the future. We may not be successful in this regard, and our inability to grow our business may have a material adverse effect on our business, financial condition, liquidity and results of operations.

Continued challenges with implementing our long-term strategic plans at Ben Sherman could have a material adverse effect on our business and results of operations.

        The Ben Sherman brand continues to face challenges due to our ongoing elevation of the distribution of the brand, the sluggish economic conditions in the United Kingdom and Europe and missteps in the merchandise mix in our own retail stores in the second half of fiscal 2012. Ben Sherman's recent results have been exacerbated by a number of related factors, including operational and product assortment issues relating to inventory management, control of expenses, buying and merchandising decisions, pricing decisions and underperformance of retail stores. While we believe that Ben Sherman will have growth opportunities in the long-term if the elevation of the brand is successful and the economic conditions in the United Kingdom and Europe improve, there can be no assurances that our actions will be successful. Continued operational or product issues could have a material adverse effect on our business and results of operations.

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

        An integral part of our strategy has been to develop and operate retail stores and restaurants for certain of our lifestyle brands. Net sales from our retail stores and restaurants were 44% of our consolidated net sales during fiscal 2012. We expect to increase the number of our retail stores during fiscal 2013 and in future years, including opening Tommy Bahama retail stores in geographic territories where we have not previously operated Tommy Bahama retail stores.

        We lease all of our retail store and restaurant locations. Successful operation of our retail stores and restaurants depends, in part, on our ability to identify desirable, brand appropriate retail locations, the overall ability of the retail location to attract a consumer base sufficient to make store sales volume profitable, and our ability to negotiate satisfactory lease terms and employ qualified personnel. We compete with other retailers for these favorable store locations, lease terms and desired personnel. If we are unable to identify new locations with consumer traffic sufficient to support a profitable sales level or the local market reception to a new retail store opening is inconsistent with our expectations, retail growth may be limited. Further, if existing retail stores and restaurants do not maintain a sufficient customer base that provides a reasonable sales volume, it could have a negative impact on our sales, gross margin, and results of operations.

        Our retail store and restaurant leases generally represent long-term financial commitments for which we also incur substantial fixed costs for each location's design, leasehold improvements, fixtures and systems installation. From time to time, we seek to downsize or close some of our retail store or restaurant operations, which may require a modification or termination of an existing lease; such actions may require payment of exit fees and/or result in fixed asset impairment charges, the amounts of which could be material.

        In addition, our retail store and restaurant leases generally grant the third party landlord with discretion on a number of operational matters, such as store hours and construction of our improvements. The recent consolidation within the commercial real estate development, operation and/or management industries may further reduce our leverage with those parties, thereby materially adversely affecting the terms of future leases for our retail stores and restaurants or making entering into long-term commitments with such parties cost prohibitive.

During fiscal 2012, we opened new Tommy Bahama retail stores in various jurisdictions in Asia and also began operating stores in Australia, and we anticipate continuing to expand our Tommy Bahama international operations in fiscal 2013; these efforts may not be successful.

        During fiscal 2012, we opened three Tommy Bahama retail stores in Asia and acquired the Tommy Bahama business in Australia, including five retail stores, from our former licensee. We continue to look for additional locations for retail stores in the Asia/Australia markets and expect to open two retail stores, including a Tommy Bahama island, in Tokyo and a new retail store in Sydney, Australia during fiscal 2013. The continued development of our Tommy Bahama international infrastructure and related store openings has had, and will continue to have, a negative impact on our operating results until we are able to generate sufficient sales in those operations to offset the ongoing infrastructure costs.

        Expanding our operations internationally requires significant capital investment and long-term commitments, and there are risks associated with doing business in these markets, including understanding fashion trends and satisfying consumer tastes, including understanding sizing and fitting in these markets; market acceptance of our products, which is difficult to assess immediately; establishing appropriate logistics functions and operational infrastructure; managing compliance with the various legal requirements; staffing and managing foreign operations; fluctuations in exchange rates; obtaining governmental approvals that may be required to operate; potentially adverse tax implications; local regulations relating to employment and retail and restaurant operations; and maintaining proper levels of inventory. If we are unable to properly manage these risks or if our international expansion efforts do not prove successful, our business, financial condition and results of operations could suffer.

Our geographical concentration of retail stores and wholesale customers for certain of our products exposes us to certain regional risks.

        Our retail locations are heavily concentrated in certain geographic areas in the United States, including Florida and California for our Tommy Bahama retail stores (42 out of 105 domestic stores in these states as of February 2, 2013), Florida for our Lilly Pulitzer retail stores (five out of 19 stores as of February 2, 2013), and the United Kingdom for our Ben Sherman retail stores (10 out of 19 stores as of February 2, 2013). Additionally, a significant portion of our wholesale sales for Tommy Bahama, Lilly Pulitzer and Ben Sherman products are concentrated in the same geographic areas as our own retail store locations for these brands. Due to this concentration, we have heightened exposure to factors that impact these regions, including general economic conditions, weather patterns, natural disasters, changing demographics and other factors.

Our Internet operations subject us to risks that could adversely affect our results and operations.

        Certain of our brands, including Tommy Bahama, Lilly Pulitzer and Ben Sherman, distribute products through their e-commerce websites and communicate with consumers through social media and other methods of digital marketing. These operations subject us to numerous risks that could adversely affect our results and operations, including diversion of sales from our brick-and-mortar retail stores; failure to properly communicate our brand message or recreate the ambiance of our retail stores; reliance on third party service providers for software, processing and similar services; liability for website content; credit card fraud; and failure of computer systems, theft of personal consumer information and computer viruses. If we are unable to properly manage these risks, we may lose sales and/or our reputation and credibility may be damaged.

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

        As a result of our international operations, we are exposed to certain risks in conducting business outside of the United States. Substantially all of our orders for the production of apparel in foreign countries are denominated in U.S. dollars. If the value of the U.S. dollar decreases relative to certain foreign currencies in the future, then the prices that we negotiate for products could increase, and it is possible that we would not be able to pass this increase on to customers, which would negatively impact our margins. However, if the value of the U.S. dollar increases between the time a price is set and payment for a product, the price we pay may be higher than that paid for comparable goods by competitors that pay for goods in local currencies, and these competitors may be able to sell their products at more competitive prices. Additionally, currency fluctuations could also disrupt the business of our independent manufacturers by making their purchases of raw materials more expensive and difficult to finance.

        We received U.S. dollars for more than 90% of our product sales during fiscal 2012. The sales denominated in foreign currencies primarily relate to Ben Sherman sales in the United Kingdom and Europe. As we increase our operations in foreign markets, the volume of our sales denominated in foreign currencies would be expected to increase. An increase in the value of the U.S. dollar compared to these other currencies in which we have sales could result in lower levels of sales and earnings in our consolidated statements of operations, although the sales in foreign currencies could be equal to or greater than amounts in prior periods. In addition, to the extent that a stronger U.S. dollar increases costs, and the products are sold in another currency, but the additional cost cannot be passed on to our customers, our gross margins will be negatively impacted.

We hold licenses for the use of other parties' brand names, and we cannot guarantee our continued use of such brand names or the quality or salability of such brand names.

        We have entered into license and design agreements to use certain trademarks and trade names, such as Kenneth Cole, Dockers, Geoffrey Beene and Ike Behar, to market some of our products. During fiscal 2012, sales of products bearing brands licensed to us accounted for 8% of our consolidated net sales and 60% of our Lanier Clothes net sales. When we enter into these license and design agreements, they generally provide for short contract durations (typically three to five years); these agreements often include options that we may exercise to extend the term of the contract but, when available, those option rights are subject to our satisfaction of certain contingencies (e.g., minimum sales thresholds) that may be difficult for us to satisfy. We cannot guarantee that we will be able to renew these licenses on acceptable terms upon expiration or that we will be able to acquire new licenses to use other popular trademarks. The termination or expiration of a license agreement will cause us to lose the sales and any associated profits generated pursuant to such license and in certain cases could result in an impairment charge for related intangible assets.

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

        Our levels of debt vary as a result of the seasonality of our business, investments in our operations and working capital needs. As of February 2, 2013, we had $108.6 million of borrowings outstanding under our U.S. Revolving Credit Agreement and $7.9 million in borrowings outstanding under our U.K. Revolving Credit Agreement. In the future, our debt levels may increase under our existing facilities or potentially under new facilities, or the terms or forms of our financing arrangements may change.

        Our indebtedness includes, and any future indebtedness may include, certain obligations and limitations, including the periodic payment of principal and interest, maintenance of certain covenants and certain other limitations. The negative covenants in our debt agreements limit our ability to incur debt, guaranty certain obligations, incur liens, pay dividends, repurchase common stock, make investments, sell assets, make acquisitions, merge with other companies, or satisfy other debt. These obligations and limitations may increase our vulnerability to adverse economic and industry conditions, place us at a competitive disadvantage compared to our competitors that are less leveraged and limit our flexibility in carrying out our business plan and planning for, or reacting to, changes in the industry in which we operate.

        In addition, we have interest rate risk on indebtedness under our U.S. Revolving Credit Agreement and U.K. Revolving Credit Agreement. Our exposure to variable rate indebtedness may increase in the future, based on our working capital needs and/or the terms of future financing arrangements. Although from time to time we enter into hedging arrangements to limit our exposure to interest rate risk, an increase in interest rates may require us to pay a greater amount of our funds from operations towards interest, even if the amount of borrowings outstanding remains the same. As a result, we may have to revise or delay our business plans, reduce or delay capital expenditures or otherwise adjust our plans for operations.

Our operations may be affected by changes in weather patterns, natural or man-made disasters, war, terrorism or other catastrophes.

        Our sales volume and operations may be adversely affected by severe weather conditions, natural or man-made disasters, war, terrorist attacks, including heightened security measures and responsive military actions, or other catastrophes which may cause consumers to alter their purchasing habits or result in a disruption to our operations. Because of the seasonality of our business, the concentration of a significant proportion of our retail stores and wholesale customers in certain geographic regions, the concentration of our sourcing operations and the concentration of our distribution operations, the occurrence of such events could disproportionately impact our business, financial condition and operating results.

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

        In the ordinary course of business, we enter into lease agreements for retail space. Most of the leases require us to pay specified minimum rent, as well as a portion of operating expenses, real estate taxes and insurance applicable to the property, plus a contingent rent based on a percentage of the store's net sales in excess of a specific threshold. The leases have varying terms and expirations and may have provisions to extend, renew or terminate the lease agreement, among other terms and conditions, as negotiated. Assets leased under operating leases are not recognized as assets and liabilities in our consolidated balance sheets. Periodically, we assess the operating results of each of our retail stores and restaurants to assess whether the location provides, or is expected to provide, an appropriate long-term return on investment, whether the location remains brand appropriate and other factors. As a result of this assessment, we may determine that it is appropriate to close certain stores that do not continue to meet our investment criteria, not renew certain leases, exercise an early termination option, or otherwise negotiate an early termination. For existing leases in desirable locations, we anticipate that we will be able to extend our retail leases, to the extent that they expire in the near future, on terms that are satisfactory to us, or if necessary, locate substitute properties on acceptable terms. We also believe that there are abundant retail spaces available for the continued expansion of our retail store footprint in the near future.

        As of February 2, 2013, our retail operations utilized approximately 0.7 million square feet of leased retail and restaurant space in the United States, the United Kingdom, Australia, Asia and Europe. Each of our retail stores and restaurants is less than 20,000 square feet, and we do not believe that we are dependent upon any individual retail store or restaurant location for our business operations. Our Tommy Bahama, Lilly Pulitzer and Ben Sherman retail stores are operated by the respective management of each operating group, and greater detail about the retail space used by each operating group is included in Part I, Item 1, Business included in this report.

        As of February 2, 2013, we also utilized approximately 1.0 million square feet of owned distribution and manufacturing facilities in the United States and Mexico and approximately 0.4 million square feet of leased and owned administrative and sales space in various locations, including the United States, the United Kingdom, Germany, China and Hong Kong. In addition to our owned distribution facilities, we may utilize certain third party warehouse/distribution providers where we do not own or lease any space. Our distribution, manufacturing, administrative and sales facilities provide space for employees and functions used in support of our retail, wholesale and e-commerce operations. Details of the principal administrative, sales, distribution and manufacturing facilities utilized in our operations, including approximate square footage, are as follows:

Location	Primary Use	Operating Group	Square Footage	Lease Expiration
Seattle, Washington	Sales/administration	Tommy Bahama	80,000	2015
Auburn, Washington	Distribution center	Tommy Bahama	260,000	2015
King of Prussia, Pennsylvania	Sales/administration	Lilly Pulitzer	40,000	Owned
King of Prussia, Pennsylvania	Distribution center	Lilly Pulitzer	65,000	Owned
London, England	Sales/administration	Ben Sherman	20,000	2013
Lurgan, Northern Ireland	Sales/administration	Ben Sherman	10,000	Owned
Toccoa, Georgia	Distribution center	Lanier Clothes	310,000	Owned
Merida, Mexico	Manufacturing plant	Lanier Clothes	80,000	Owned
Atlanta, Georgia	Sales/administration	Corporate and Other and Lanier Clothes	30,000	2023
Lyons, Georgia	Sales/administration	Corporate and Other and Ben Sherman	90,000	Owned
Lyons, Georgia	Distribution center	Corporate and Other and Ben Sherman	330,000	Owned
New York, New York	Sales/administration	Various	40,000	Various
Hong Kong	Sales/administration	Various	20,000	Various

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

 PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market and Dividend Information

        Our common stock is listed and traded on the New York Stock Exchange under the symbol "OXM." As of March 15, 2013, there were 320 record holders of our common stock. The following table sets forth the high and low sale prices and quarter-end closing prices of our common stock as reported on the New York Stock Exchange for the quarters indicated. Additionally, the table indicates the dividends per share declared on shares of our common stock by our Board of Directors for each quarter.

	High	Low	Close	Dividends
Fiscal 2012
Fourth Quarter	$57.97	$43.69	$49.61	$0.15
Third Quarter	$59.36	$41.09	$53.90	$0.15
Second Quarter	$50.44	$39.12	$44.24	$0.15
First Quarter	$52.64	$43.87	$49.44	$0.15
Fiscal 2011
Fourth Quarter	$49.69	$33.61	$49.24	$0.13
Third Quarter	$41.20	$29.81	$39.70	$0.13
Second Quarter	$39.59	$30.05	$39.18	$0.13
First Quarter	$35.66	$22.48	$34.35	$0.13

        On March 27, 2013, our Board of Directors approved a cash dividend of $0.18 per share payable on May 3, 2013 to shareholders of record as of the close of business on April 19, 2013. Although we have paid dividends in each quarter since we became a public company in July 1960, we may discontinue or modify dividend payments at any time if we determine that other uses of our capital, including payment of outstanding debt, repurchases of outstanding shares, funding of acquisitions or funding of capital expenditures, may be in our best interest; if our expectations of future cash flows and future cash needs outweigh the ability to pay a dividend; or if the terms of our credit facilities, other debt instruments, contingent consideration arrangements or applicable law limit our ability to pay dividends. We may borrow to fund dividends in the short-term based on our expectation of operating cash flows in future periods subject to the terms and conditions of our credit facilities or other debt instruments and applicable law. All cash flow from operations will not necessarily be paid out as dividends in all periods.

        For details about limitations on our ability to pay dividends, see Note 5 of our consolidated financial statements and Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, both contained in this report.

Recent Sales of Unregistered Securities

        We did not sell any unregistered equity securities during fiscal 2012.

Purchases of Equity Securities by the Issuer and Affiliated Purchases

        We have certain stock incentive plans as described in Note 7 to our consolidated financial statements included in this report, all of which are publicly announced plans. Under the plans, we can repurchase shares from employees to cover employee tax liabilities related to the exercise of stock options or the vesting of previously restricted shares. We did not repurchase any of our common shares pursuant to these plans during the fourth quarter of fiscal 2012.

        In the third quarter of fiscal 2012, our Board of Directors authorized us to spend up to $50 million to repurchase shares of our common stock. This authorization superseded and replaced all previous authorizations to repurchase shares of our common stock and has no automatic expiration. As of February 2, 2013, no shares of our common stock had been repurchased pursuant to this authorization.

Securities Authorized for Issuance Under Equity Compensation Plans

        The information required by this Item 5 of Part II will appear in our definitive proxy statement under the heading "Equity Compensation Plan Information" and is incorporated herein by reference.

Stock Price Performance Graph

        The graph below reflects cumulative total shareholder return (assuming an initial investment of $100 and the reinvestment of dividends) on our common stock compared to the cumulative total return for a period of five years, beginning February 2, 2008 and ending February 2, 2013, of:

  •
  The S&P SmallCap 600 Index; and

  •
  The S&P 500 Apparel, Accessories and Luxury Goods.

Comparison of Cumulative Total Return

		INDEXED RETURNS Years Ended
	Base Period 2/02/08
Company / Index		1/31/09	1/30/10	1/29/11	1/28/12	2/02/13
Oxford Industries, Inc.	100	30.43	83.84	114.25	239.10	243.95
S&P SmallCap 600 Index	100	61.72	85.77	111.55	121.52	140.99
S&P 500 Apparel, Accessories & Luxury Goods	100	51.33	97.00	133.27	190.31	176.87

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

	Fiscal 2012	Fiscal 2011	Fiscal 2010	Fiscal 2009	Fiscal 2008
	(In millions, except per share amounts)
Net sales	$855.5	$758.9	$603.9	$585.3	$699.1
Cost of goods sold	386.0	345.9	276.5	294.5	363.5

Gross profit	469.6	413.0	327.4	290.8	335.6
SG&A	410.7	358.6	302.0	283.7	328.1
Change in fair value of contingent consideration	6.3	2.4	0.2	—	—
Impairment of goodwill and intangible assets	—	—	—	—	307.5
Royalties and other operating income	16.4	16.8	15.4	11.8	15.7

Operating income (loss)	69.0	68.8	40.7	18.9	(284.4)
(Loss) gain on repurchase of senior notes	(9.1)	(9.0)	—	(1.8)	7.8
Interest expense, net	8.9	16.3	19.9	18.7	21.3

Earnings (loss) from continuing operations before income taxes	50.9	43.5	20.8	(1.6)	(298.0)
Income taxes (benefit)	19.6	14.3	4.5	(2.9)	(19.8)

Earnings (loss) from continuing operations	31.3	29.2	16.2	1.4	(278.1)
Earnings from discontinued operations, net of taxes	—	0.1	62.4	13.2	6.6

Net earnings (loss)	$31.3	$29.4	$78.7	$14.6	(271.5)

Diluted earnings (loss) from continuing operations per share	$1.89	$1.77	$0.98	$0.09	$(17.42)
Diluted earnings from discontinued operations per share	$0.00	$0.01	$3.77	$0.81	$0.42

Diluted net earnings (loss) per share	$1.89	$1.78	$4.75	$0.90	$(17.00)
Diluted weighted average shares outstanding	16.6	16.5	16.6	16.3	16.0
Dividends declared	$9.9	$8.6	$7.3	$5.9	$11.5
Dividends declared per share	$0.60	$0.52	$0.44	$0.36	$0.72
Total assets, at period-end	$556.1	$509.2	$558.5	$425.2	$467.7
Long-term debt at period-end	$108.6	$103.4	$147.1	$146.4	$194.2
Shareholders' equity, at period-end	$229.8	$204.1	$180.0	$104.4	$87.3
Net cash provided by operating activities	$67.5	$44.6	$35.7	$61.0	$51.8
Capital expenditures	$60.7	$35.3	$13.3	$11.3	$20.0
Depreciation and amortization included in earnings from continuing operations	$26.3	$27.2	$19.2	$22.6	$23.8
Stock compensation expense included in earnings from continuing operations	$2.8	$2.2	$4.5	$4.0	$3.4
LIFO accounting charges included in earnings from continuing operations	$4.0	$5.8	$3.8	$4.9	$0.5
Book value per share at period-end	$13.85	$12.35	$10.90	$6.34	$5.50

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis of our operations, cash flows, liquidity and capital resources should be read in conjunction with our consolidated financial statements contained in this report.

OVERVIEW

        We generate revenues and cash flow primarily through our design, sourcing, marketing and distribution of branded apparel products bearing the trademarks of our owned lifestyle brands, as well as certain licensed and private label apparel products. We distribute our products through our direct to consumer channels, including our retail stores, e-commerce sites and restaurants, and our wholesale distribution channel, which includes better department stores, specialty stores, national chains, specialty catalogs, mass merchants and Internet retailers. In fiscal 2012, more than 90% of our consolidated net sales were to customers located in the United States, with the remainder primarily being sales of our Ben Sherman products in the United Kingdom and Europe. We source substantially all of our products through third party manufacturers located outside of the United States and United Kingdom.

        Our business strategy is to develop and market compelling lifestyle brands and products that are "fashion right" and evoke a strong emotional response from our target consumers. We strive to exploit the potential of our existing brands and products domestically and internationally and, as suitable opportunities arise, we may acquire additional lifestyle brands that we believe fit within our business model. We believe that lifestyle branded products that create an emotional connection with our target consumers can command greater customer loyalty and higher price points at retail, resulting in higher earnings. We also believe a successful lifestyle brand opens up greater opportunities for direct to consumer and licensing operations.

        We operate in highly competitive domestic and international markets in which numerous U.S.-based and foreign apparel firms compete. No single apparel firm or small group of apparel firms, dominate the apparel industry and our direct competitors vary by operating group and distribution channel. We believe that the principal competitive factors in the apparel industry are the reputation, value and image of brand names; design; consumer preference; price; quality; marketing; and customer service. We believe that our ability to compete successfully in styling and marketing is directly related to our proficiency in foreseeing changes and trends in fashion and consumer preference, and presenting appealing products for consumers. In some instances, a retailer that is our customer may compete directly with us by offering certain of their own competing products, some of which may be sourced directly by our customer, in their own retail stores. Additionally, the apparel industry is cyclical and dependent upon the overall level of discretionary consumer spending, which changes as regional, domestic and international economic conditions change. Often, negative economic conditions have a longer and more severe impact on the apparel and retail industry than the conditions have on other industries.

        We believe the global economic conditions and resulting economic uncertainty that has prevailed in recent years continue to impact each of our operating groups, and the apparel industry as a whole. Although some signs of economic improvements exist in the United States, unemployment levels remain high, the retail environment remains very promotional and economic uncertainty remains. Further, the economies of the United Kingdom and Europe, which are important to our Ben Sherman operating group, continue to struggle more than the economy in the United States. We anticipate sales of our products may continue to be negatively impacted as long as there is an elevated level of economic uncertainty. Additionally, fiscal 2011 and fiscal 2012 were impacted by pricing pressures on raw materials, fuel, transportation, labor and other costs necessary for the production and sourcing of apparel products.

        We believe that our Tommy Bahama and Lilly Pulitzer lifestyle brands have significant opportunities for long-term growth in their direct to consumer businesses through expansion of our retail store operations as we add additional retail store locations and with increases in same store and e-commerce sales, with e-commerce likely to grow at a faster rate than retail store operations. We also believe that these lifestyle brands provide an opportunity for moderate sales increases in their wholesale businesses in the long-term primarily from our current customers adding to their existing door count and the selective addition of new wholesale customers. We believe that in order to take advantage of opportunities for long-term growth for the brands, we must continue to invest in our Tommy Bahama and Lilly Pulitzer lifestyle brands.

        We believe that the tailored clothing environment will continue to be very challenging, with competition and costing pressures negatively impacting operating income in Lanier Clothes in the near term. The Ben Sherman lifestyle brand currently faces challenges due to our ongoing elevation of the distribution of the brand, the sluggish economic conditions in the United Kingdom and Europe and missteps in the merchandise mix in our own retail stores in the second half of fiscal 2012. We believe that in the long-term Ben Sherman will have opportunities to improve its operating results if the elevation of the brand is successful and the economic conditions in the United Kingdom and Europe improve.

        We continue to believe that it is important to maintain a strong balance sheet and ample liquidity. We believe that our positive cash flow from operations coupled with the strength of our balance sheet and liquidity will provide us ample resources to fund future investments in our lifestyle brands. In the future, we may add additional lifestyle brands to our portfolio, if we identify appropriate targets which meet our investment criteria; however, we believe that we have significant opportunities to appropriately deploy our capital and resources in our existing lifestyle brands.

        The following table sets forth our consolidated operating results (in thousands, except per share amounts) for the 53-week fiscal 2012 compared to the 52-week fiscal 2011:

	Fiscal 2012	Fiscal 2011
Net sales	$855,542	$758,913
Operating income	$68,971	$68,807

Earnings from continuing operations	$31,317	$29,243
Earnings from continuing operations per diluted share	$1.89	$1.77

Net earnings	$31,317	$29,380
Net earnings per diluted share from continuing operations	$1.89	$1.78

        The primary reasons for the improvement in earnings from continuing operations were:

  •
  An increase in net sales in both the Tommy Bahama and Lilly Pulitzer operating groups as well as the impact of fiscal 2012 being a 53-week year;

  •
  A reduction in interest expense in fiscal 2012 to $8.9 million due to (1) our borrowing at lower interest rates in the second half of fiscal 2012 compared to the second half of fiscal 2011 due to our July 2012 redemption of the remaining $105.0 million in aggregate principal amount of our 11 3/8% senior secured notes due in 2015 ("Senior Secured Notes") and (2) the reduction in our average debt levels during the first half of fiscal 2012 compared to the first half of fiscal 2011 primarily as a result of our repurchase of $45.0 million in aggregate principal amount of our Senior Secured Notes during the second and third quarters of fiscal 2011; and

  •
  Fiscal 2012 not having purchase accounting charges while fiscal 2011 included purchase accounting charges of $1.0 million.

        These items were partially offset by:

  •
  A decrease in sales and operating results at both Ben Sherman and Lanier Clothes;

  •
  An increase in SG&A, which was primarily due to (1) the SG&A associated with pre-opening expenses of retail stores and the operation of retail stores opened in fiscal 2011 and fiscal 2012, including our Tommy Bahama New York location, (2) certain infrastructure, pre-opening retail store rent and other costs related to the Tommy Bahama international expansion, (3) higher SG&A to support the growing Tommy Bahama and Lilly Pulitzer businesses and (4) higher SG&A due to fiscal 2012 being a 53-week year while fiscal 2011 was a 52-week year;

  •
  A $6.3 million charge in fiscal 2012 related to the change in fair value of contingent consideration compared to a $2.4 million charge in fiscal 2011 with the increase resulting from our determination of a higher fair value of the obligation due to our assessment that the certainty of the payment of the contingent consideration related to the Lilly Pulitzer acquisition is more probable than we had determined in prior years; and

  •
  A higher effective tax rate in fiscal 2012 primarily due to our inability to recognize the income tax benefit of certain losses in foreign jurisdictions and having a greater proportion of our earnings in higher tax jurisdictions, which offset the impact of certain favorable discrete items in that period. In fiscal 2011, we were able to recognize the income tax benefit of foreign jurisdiction losses as well as the impact of certain favorable discrete items.

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

Amendment and Restatement of the U.S. Revolving Credit Agreement

        On June 14, 2012, we entered into the U.S. Revolving Credit Agreement, which provides for a revolving credit facility of up to $235 million which may be used to refinance existing debt, to redeem our previously outstanding Senior Secured Notes, to fund working capital, to fund future acquisitions and for general corporate purposes.

        The U.S. Revolving Credit Agreement amended and restated the Prior Revolving Credit Agreement, as defined in Note 5 of our consolidated financial statements included in this report and which was entered into on August 15, 2008 and was scheduled to mature in August 2013. We believe that the covenants in the U.S. Revolving Credit Agreement are generally less restrictive and provide greater flexibility than those contained in the Prior Revolving Credit Agreement. In addition, the U.S. Revolving Credit Agreement allows us to include in our borrowing base certain amounts attributable to "eligible trademarks," which amounts would not have been available for inclusion in the borrowing base under the Prior Revolving Credit Agreement.

        The material terms of the U.S. Revolving Credit Agreement are described in Note 5 in our consolidated financial statements and the Financial Condition, Liquidity and Capital Resources section of this Management's Discussion and Analysis of Financial Condition and Results of Operations, both contained in this report.

Senior Secured Notes Redemption and Repurchase

        On July 16, 2012, we redeemed all of the outstanding $105 million in principal amount of the Senior Secured Notes, which were scheduled to mature in July 2015. The redemption of the Senior Secured Notes at a premium of $6.0 million and the write-off of $3.1 million of unamortized deferred financing costs and unamortized bond discount resulted in a loss on repurchase of senior notes of $9.1 million. The redemption of the Senior Secured Notes satisfied and discharged all of our obligations with respect to the Senior Secured Notes and the related indenture and was funded through borrowings under our U.S. Revolving Credit Agreement and cash on hand.

        During the second quarter and third quarters of fiscal 2011, we repurchased, in privately negotiated transactions, $45.0 million in aggregate principal amount of our Senior Secured Notes for $52.2 million, plus accrued interest, using cash on hand. The repurchase of the Senior Secured Notes and related write-off of $1.8 million of unamortized deferred financing costs and discount resulted in a loss on repurchase of senior notes of $9.0 million in fiscal 2011.

OPERATING GROUPS

        Our business is primarily operated through our four operating groups: Tommy Bahama, Lilly Pulitzer, Lanier Clothes and Ben Sherman. We identify our operating groups based on the way our management organizes the components of our business for purposes of allocating resources and assessing performance. Our operating group structure reflects a brand-focused management approach, emphasizing operational coordination and resource allocation across the brand's direct to consumer, wholesale and licensing operations.

        Tommy Bahama designs, sources, markets and distributes men's and women's sportswear and related products. The target consumers of Tommy Bahama are primarily affluent men and women age 35 and older who embrace a relaxed and casual approach to daily living. Tommy Bahama products can be found in our owned Tommy Bahama stores within and outside the United States and on our Tommy Bahama e-commerce website, tommybahama.com, as well as in better department stores and independent specialty stores throughout the United States and licensed Tommy Bahama stores in Canada and the United Arab Emirates. We also operate Tommy Bahama restaurants and license the Tommy Bahama name for various product categories.

        Lilly Pulitzer designs, sources and distributes upscale collections of women's and girl's dresses, sportswear and related products. Lilly Pulitzer was originally created in the late 1950's and is an affluent brand with a heritage and aesthetic based on the Palm Beach resort lifestyle. The brand is somewhat unique among women's brands in that it has demonstrated multi-generational appeal, including young women in college or recently graduated from college; young mothers with their daughters; and women who are not tied to the academic calendar. Lilly Pulitzer products can be found in our owned Lilly Pulitzer stores, in Lilly Pulitzer Signature Stores and on our Lilly Pulitzer website, lillypulitzer.com, as well as in better department and independent specialty stores. We also license the Lilly Pulitzer name for various product categories.

        Lanier Clothes designs, sources and markets branded and private label men's tailored clothing, including suits, sportcoats, suit separates and dress slacks across a wide range of price points, with the majority of the business at moderate price points. Substantially all of our Lanier Clothes branded products are sold under certain trademarks licensed to us by third parties. Licensed brands included Kenneth Cole, Dockers, Geoffrey Beene and Ike Behar. Additionally, we design and market products for our owned Billy London, Arnold Brant and Oxford Republic brands. In addition to the branded businesses, which represented 73% of Lanier Clothes net sales in fiscal 2012, Lanier Clothes designs and sources private label tailored clothing products for certain customers. Our Lanier Clothes products are sold to national chains, department stores, specialty stores, specialty catalog retailers and discount retailers throughout the United States.

        Ben Sherman is a London-based designer, marketer and distributor of men's branded sportswear and related products. Ben Sherman was established in 1963 as an edgy shirt brand that was adopted by the "Mods" and has throughout its history been inspired by what is new and current in British art, music, culture and style. The brand has evolved into a British modernist lifestyle brand of apparel targeted at style conscious men ages 25 to 40 in multiple markets throughout the world. Ben Sherman products can be found in better department stores, a variety of independent specialty stores and our owned and licensed Ben Sherman retail stores, as well as on Ben Sherman e-commerce websites. We also license the Ben Sherman name for various product categories.

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

COMPARABLE STORE SALES

        We often disclose comparable store sales in order to provide additional information regarding changes in our results of operations between periods. Historically, our disclosures of comparable store sales have only included sales at our full-price retail stores; however, beginning with the full 2012 fiscal year our disclosures include sales from our full-price stores and our e-commerce sites, excluding sales associated with e-commerce flash clearance sales. We believe that given the similar nature and process of inventory planning, allocation and return policy, as well as our cross-channel marketing and other initiatives, for the direct to consumer channel, the inclusion of our e-commerce sites in the comparable store sales disclosures is a more meaningful way of reporting our comparable store sales results. Further, we believe that this change better aligns our disclosures with other companies within our industry. Additionally, for our comparable store sales disclosures, we exclude outlet store sales and amounts related to e-commerce flash clearance sales, as those sales are used primarily to liquidate end of season inventory, which may vary significantly depending on the level of end of season inventory on hand and generally occurs at lower gross margins than our full-price direct to consumer sales. Also, our comparable store sales metrics exclude restaurant sales as we do not believe that the inclusion of restaurant sales would be meaningful in assessing our consolidated operations. Thus, the comparable store metrics disclosed by us reflect comparable full-price retail stores and e-commerce sites, excluding e-commerce flash clearance sales, in total, unless specified otherwise.

        For purposes of our disclosures, we consider a comparable store to be, in addition to our e-commerce sites, a physical full-price retail store that was owned and open as of the beginning of the prior fiscal year and which did not during the relevant periods, and is not within the current fiscal year scheduled to, have (1) a remodel resulting in the store being closed for an extended period of time (which we define as a period of two weeks or longer), (2) a greater than 15% change in the size of the retail space due to expansion, reduction or relocation to a new retail space or (3) a relocation to a new space that was significantly different from the prior retail space. For those stores which are excluded from comparable stores based on the preceding sentence, we treat those stores as new store openings. Generally, a store that is remodeled will continue to be included in our comparable store metrics as a store is not typically closed for a two week period during a remodel. However, a store that is relocated generally will not be included in our comparable store metrics until that store has been open in the relocated space for the entirety of the prior fiscal year as the size or other characteristics of the store typically change significantly from the prior location. Additionally, any stores that were closed during the prior fiscal year or which we plan to close or vacate in the current fiscal year are excluded from the definition of comparable stores.

        Definitions and calculations of comparable store sales differ among companies in the retail industry, and therefore comparable store metrics disclosed by us may not be comparable to the metrics disclosed by other companies.

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

	Fiscal 2012		Fiscal 2011		Fiscal 2010
Net sales	$855,542	100.0%	$758,913	100.0%	$603,947	100.0%
Cost of goods sold	385,985	45.1%	345,944	45.6%	276,540	45.8%

Gross profit	469,557	54.9%	412,969	54.4%	327,407	54.2%
SG&A	410,737	48.0%	358,582	47.2%	301,975	50.0%
Change in fair value of contingent consideration	6,285	0.7%	2,400	0.3%	200	0.0%
Royalties and other operating income	16,436	1.9%	16,820	2.2%	15,430	2.6%

Operating income	68,971	8.1%	68,807	9.1%	40,662	6.7%
Interest expense, net	8,939	1.0%	16,266	2.1%	19,887	3.3%
Loss on repurchase of senior secured notes	9,143	1.1%	9,017	1.2%	—	—

Earnings from continuing operations before income taxes	50,889	5.9%	43,524	5.7%	20,775	3.4%
Income taxes	19,572	2.3%	14,281	1.9%	4,540	0.8%

Earnings from continuing operations	$31,317	3.7%	$29,243	3.9%	$16,235	2.7%

FISCAL 2012 COMPARED TO FISCAL 2011

        The discussion and tables below compare certain line items included in our statements of operations for fiscal 2012 to fiscal 2011. Each dollar and percentage change provided reflects the change between these periods unless indicated otherwise. Each dollar and share amount included in the tables is in thousands except for per share amounts.

Net Sales

	Fiscal 2012	Fiscal 2011	$ Change	% Change
Tommy Bahama	$528,639	$452,156	$76,483	16.9%
Lilly Pulitzer	122,592	94,495	28,097	29.7%
Lanier Clothes	107,272	108,771	(1,499)	(1.4)%
Ben Sherman	81,922	91,435	(9,513)	(10.4)%
Corporate and Other	15,117	12,056	3,061	25.4%

Total net sales	$855,542	$758,913	$96,629	12.7%

        Consolidated net sales increased $96.6 million, or 12.7%, in fiscal 2012, which included 53 weeks, compared to fiscal 2011, which included 52 weeks, primarily due to the increase in net sales at Tommy Bahama and Lilly Pulitzer, which were partially offset by decreased net sales at Lanier Clothes and Ben Sherman, each as discussed below.

Tommy Bahama:

        The Tommy Bahama sales increase of $76.5 million, or 16.9%, was primarily driven by (1) an increase in comparable store sales of $33.5 million, to $236.7 million in the 53-week fiscal 2012 compared to $203.2 million in the 52-week fiscal 2011, (2) a net sales increase of $18.6 million associated with domestic retail stores and outlet stores opened in fiscal 2011 and fiscal 2012, (3) a wholesale sales increase of $14.7 million and (4) a net sales increase associated with our Tommy Bahama international operations in Australia and Asia of $4.5 million. The remaining sales increase primarily related to sales in our restaurants and our outlet stores opened for all of fiscal 2011 and fiscal 2012. Tommy Bahama apparel unit sales increased by 15.2% due to the higher volume in each distribution channel, and the average selling price per unit increased by 2.7% as sales in the direct to consumer channel of distribution, which generally have a higher sales price per unit than wholesale sales, represented a greater proportion of Tommy Bahama sales in fiscal 2012. As of February 2, 2013, Tommy Bahama operated 113 retail stores compared to 96 retail stores as of January 28, 2012.

Lilly Pulitzer:

        The Lilly Pulitzer sales increase of $28.1 million, or 29.7%, was primarily driven by (1) an increase in comparable store sales of $10.5 million, to $47.4 million in the 53-week fiscal 2012 compared to $36.8 million in the 52-week fiscal 2011, (2) a wholesale sales increase of $6.5 million, (3) a net sales increase of $6.3 million associated with e-commerce flash sales in fiscal 2012 and (4) a net sales increase of $5.3 million reflecting the net sales impact of the four retail stores opened in fiscal 2012, net of the impact of the one store closure in fiscal 2012. These sales increases were partially offset by a decrease in the clearance warehouse sales in fiscal 2012, as more end of season product was sold through the e-commerce flash sales. The e-commerce flash sales generated $9.4 million of net sales in fiscal 2012 compared to $3.1 million of net sales in fiscal 2011. Lilly Pulitzer apparel unit sales increased by 39.0% due to the higher volume in each distribution channel, while the average selling price per unit decreased by 6.7%. The decreased selling price per unit primarily resulted from a change in product mix as sportswear and knit dresses, both of which generally sell at lower price points than woven dresses, represented a greater proportion of the Lilly Pulitzer business during fiscal 2012. As of February 2, 2013, Lilly Pulitzer operated 19 retail stores compared to 16 retail stores as of January 28, 2012.

Lanier Clothes:

        The decrease in net sales for Lanier Clothes of $1.5 million, or 1.4%, was primarily due to the decrease in private label sales of $8.7 million partially offset by an increase in branded sales of $7.2 million. The decrease in private label sales was primarily due to fiscal 2011 benefitting from initial shipments related to a new product launch, while fiscal 2012 sales were negatively impacted by a slow-down of the inventory intake on a replenishment program by a key customer as well as the exit from certain underperforming private label programs. In addition to higher branded sales generally, fiscal 2012 also benefitted from certain spring merchandise shipping in the fourth quarter of fiscal 2012, which would have typically shipped in the first quarter of fiscal 2013. Overall, the decrease in net sales resulted from a 2.8% decrease in unit sales partially offset by a 1.4% increase in average selling price per unit. The increase in average selling price per unit was primarily due to a change in sales mix with more branded sales, which typically sell at higher prices per unit than private label sales, in fiscal 2012. The sales for Lanier Clothes were also negatively impacted by the continuing competitive factors in tailored clothing business.

Ben Sherman:

        Net sales for Ben Sherman decreased by $9.5 million, or 10.4%, in fiscal 2012 compared to fiscal 2011, primarily due to a $10.5 million decline in wholesale sales, which was predominantly in United

Kingdom, with direct to consumer net sales being comparable in fiscal 2012 and fiscal 2011, which was primarily due to higher e-commerce sales as well as the impact of additional stores. The decrease in net sales for Ben Sherman was primarily driven by a reduction in unit volume of 16.2% primarily attributable to (1) our exit from certain wholesale accounts with moderate-priced stores in the United Kingdom and (2) the difficult economic conditions that persist in the United Kingdom and Europe. Further, the direct to consumer operations of Ben Sherman were negatively impacted by missteps in Ben Sherman's merchandise assortment planning in the second half of fiscal 2012, which, particularly in the current economic environment, resulted in too much of the product offering in styles at the higher end of the price range and resulted in more promotions in our retail stores in order to sell inventory on hand.

        The reduction in units sold was partially offset by an increase in the average selling price per unit of 7.0%. The increase in average selling price per unit was primarily due to a greater proportion of Ben Sherman's sales being direct to consumer sales, which generally have higher selling prices than wholesale sales. These items that positively impacted average selling price per unit were partially offset by a less than 1.0% unfavorable foreign currency translation change in the average exchange rates between the two periods.

Corporate and Other:

        Corporate and Other net sales primarily consisted of the net sales of our Oxford Golf business and our Lyons, Georgia distribution center. The increase in the net sales for Corporate and Other was primarily driven by the higher net sales in our Oxford Golf business during fiscal 2012.

Gross Profit

        The first table below presents gross profit by operating group and in total for fiscal 2012 and fiscal 2011 as well as the change between those two periods. The second table presents gross margin, which is calculated as gross profit divided by net sales, by operating group and in total for fiscal 2012 and fiscal 2011.

Gross Profit	Fiscal 2012	Fiscal 2011	$ Change	% Change
Tommy Bahama	$321,920	$276,567	$45,353	16.4%
Lilly Pulitzer	76,842	56,376	20,466	36.3%
Lanier Clothes	30,264	34,108	(3,844)	(11.3)%
Ben Sherman	39,430	46,473	(7,043)	(15.2)%
Corporate and Other	1,101	(555)	1,656	NM

Total	$469,557	$412,969	$56,588	13.7%

LIFO charges included in Corporate and Other	$4,043	$5,772
Charge related to write-up of acquired inventory included in Lilly Pulitzer	$—	$996

Gross Margin	Fiscal 2012	Fiscal 2011
Tommy Bahama	60.9%	61.2%
Lilly Pulitzer	62.7%	59.7%
Lanier Clothes	28.2%	31.4%
Ben Sherman	48.1%	50.8%
Corporate and Other	NM	NM
Total	54.9%	54.4%

        The increase in consolidated gross profit was primarily due to higher net sales in Tommy Bahama and Lilly Pulitzer partially offset by the lower sales in Ben Sherman and Lanier Clothes, each as discussed above. Additionally, gross profit was also impacted by the changes in gross margin by operating group, as discussed below. On a consolidated basis, the increase in gross margins from fiscal 2011 to fiscal 2012 was primarily due to (1) a $1.7 million net favorable impact in fiscal 2012 resulting from a lower LIFO charge in fiscal 2012, (2) a $1.0 million charge resulting from purchase accounting negatively impacting the Lilly Pulitzer gross margins in fiscal 2011 with no such charge in fiscal 2012 and (3) changes in the sales mix. The changes in sales mix included direct to consumer sales, which generally have higher gross margins than wholesale sales, making up a larger proportion of both the Tommy Bahama and Lilly Pulitzer sales during fiscal 2012. The change in sales mix was also attributable to Tommy Bahama and Lilly Pulitzer, which typically have higher gross margins than our other operating groups, representing a greater proportion of our consolidated net sales. These items, which positively impacted gross margins, were partially offset by the negative impact on our gross profit and gross margin of (1) product cost pressures that impacted our operating groups and (2) gross margin pressures at Ben Sherman and Lanier Clothes.

        The gross margin at Tommy Bahama for fiscal 2012 and fiscal 2011 reflects a decrease in gross margins in the first half of fiscal 2012 compared to the prior year and improved gross margins in the second half of fiscal 2012 compared to the prior year. Tommy Bahama increased prices in the first half of fiscal 2011 in anticipation of increased product costs, which began to impact our results in the second half of fiscal 2011 and continued into fiscal 2012. This negative gross margin pressure for fiscal 2012 was partially offset by a change in the proportion of sales in each distribution channel as sales in the direct to consumer distribution channel, which typically have higher gross margins than the wholesale distribution channel, increased from 67% of net sales in fiscal 2011 to 69% of net sales in fiscal 2012. As we expect to continue to expand our direct to consumer operations at a faster pace than our wholesale operations, we anticipate that gross margins for Tommy Bahama will increase slightly in the future with the change in sales mix.

        The increase in gross margin for Lilly Pulitzer from fiscal 2011 to fiscal 2012 was primarily due to (1) the proportion of sales in each distribution channel as sales in the direct to consumer channel, which typically have higher gross margins than the wholesale distribution channel, increased from 47% of net sales in fiscal 2011 to 54% of net sales in fiscal 2012 and (2) fiscal 2011 including a $1.0 million purchase accounting charge, with no such charge in fiscal 2012. As we expect to continue to expand our direct to consumer operations at a faster pace than our wholesale operations, we anticipate that gross margins for Lilly Pulitzer will increase in the future with the change in sales mix.

        The decrease in gross margin at Lanier Clothes was primarily the result of gross margin pressures, including both competitive factors and higher product costs that continue to impact the tailored clothing business.

        The decrease in gross margin at Ben Sherman reflects (1) higher product costs during fiscal 2012, (2) the competitive factors resulting from the difficult economic conditions that persist in the United Kingdom and Europe, (3) heavier promotions in the direct to consumer business, (4) a greater amount off-price sales and (5) more significant inventory markdowns. The heavier promotions and the higher off-price sales and inventory markdowns, which were necessary measures to appropriately manage inventory levels in the economic environment, were more significant in the second half of fiscal 2012, in part due to the merchandising mix miss in the second half of fiscal 2012.

        The gross profit in Corporate and Other in each period primarily reflects the impact on gross profit of our Oxford Golf and Lyons, Georgia distribution center operations offset by the impact of LIFO accounting adjustments, which included significant charges in both fiscal 2012 and fiscal 2011. The LIFO accounting charge was $4.0 million in fiscal 2012 compared to $5.8 million in fiscal 2011.

        Our gross profit and gross margin may not be directly comparable to those of our competitors, as statement of operations classification of certain expenses may vary by company.

SG&A

	Fiscal 2012	Fiscal 2011	$ Change	% Change
SG&A	$410,737	$358,582	$52,155	14.5%
SG&A (as % of net sales)	48.0%	47.2%

Life insurance death benefit gain	$—	$(1,155)

        The increase in SG&A was primarily due to (1) higher costs, consisting primarily of employment and advertising expenses, to support the growing Tommy Bahama and Lilly Pulitzer businesses, including support functions for retail, e-commerce and wholesale operations, (2) $17.0 million of incremental SG&A in fiscal 2012 associated with operating additional domestic Tommy Bahama and Lilly Pulitzer stores, including $6.7 million in SG&A charges associated with our Tommy Bahama New York restaurant-retail location which opened in the fourth quarter of fiscal 2012 but incurred pre-opening rent for the majority of the 2012 fiscal year, (3) $9.7 million of incremental SG&A associated with certain infrastructure, pre-opening retail store rent and other costs related to the Tommy Bahama international expansion, (4) the approximately $7 million impact of having an extra week of expenses in the 53-week fiscal 2012 compared to the 52-week fiscal 2011 and (5) higher SG&A for Corporate and Other primarily due to fiscal 2011 being positively impacted by a $1.2 million reduction in SG&A as a result of a life insurance death benefit gain and $1.8 million of transition services fee income. The increases in SG&A for Tommy Bahama, Lilly Pulitzer and Corporate and Other were partially offset by SG&A reductions in Lanier Clothes from fiscal 2011 to fiscal 2012. SG&A for fiscal 2012 and fiscal 2011 included charges of $1.0 million and $1.2 million, respectively, related to the amortization of intangible assets.

Change in fair value of contingent consideration

	Fiscal 2012	Fiscal 2011	$ Change	% Change
Change in fair value of contingent consideration	$6,285	$2,400	$3,885	161.9%

        In connection with our acquisition of the Lilly Pulitzer brand and operations in fiscal 2010, we entered into a contingent consideration agreement with the sellers, under which we are obligated to pay certain contingent consideration amounts based on the achievement of certain performance criteria by our Lilly Pulitzer operating group, which payments may be as much as $20 million in the aggregate over the four years subsequent to acquisition. In accordance with GAAP, we have recognized a liability in our consolidated balance sheets for the fair value of this liability at each balance sheet date. Generally, this liability increases in fair value as we approach the date of anticipated payment, resulting in a charge to our consolidated statements of earnings during that period. Further, if we determine that the probability of the amounts being earned changes, it would impact our assessment of the fair value in our consolidated balance sheet, resulting in a charge or income in our consolidated statement of earnings at that time.

        During fiscal 2012, we increased the fair value of the contingent consideration by $6.3 million to reflect not only the passage of time, but also our determination that the certainty of the payment of the contingent consideration related to the Lilly Pulitzer acquisition is more probable than we had determined in prior years based on our consideration of, among other things, (1) the fiscal 2011 and fiscal 2012 operating results of the Lilly Pulitzer operating group, (2) projected operating results for Lilly Pulitzer for fiscal 2013 and fiscal 2014, (3) the operating results criteria for the fiscal 2013 and fiscal 2014 amounts to be earned and (4) the shorter remaining term of the contingent consideration agreement. This increase in the change in the fair value of contingent consideration was recognized as a charge to our consolidated statements of operations. We anticipate that the change in contingent consideration for the full year of each of fiscal 2013 and fiscal 2014 will be approximately $0.3 million per year.

Royalties and other operating income

	Fiscal 2012	Fiscal 2011	$ Change	% Change
Royalties and other operating income	$16,436	$16,820	$(384)	(2.3)%

        Royalties and other operating income in fiscal 2012 primarily reflect income received from third parties from the licensing of our Tommy Bahama, Ben Sherman and Lilly Pulitzer brands, which were comparable on a consolidated basis to the royalty income recognized in fiscal 2011 with a decrease in Ben Sherman royalty income in fiscal 2012 being offset by increased royalty income in both Tommy Bahama and Lilly Pulitzer.

Operating income (loss)

	Fiscal 2012	Fiscal 2011	$ Change	% Change
Tommy Bahama	$69,454	$64,171	$5,283	8.2%
Lilly Pulitzer	20,267	14,278	5,989	41.9%
Lanier Clothes	10,840	12,862	(2,022)	(15.7)%
Ben Sherman	(10,898)	(2,535)	(8,363)	(329.9)%
Corporate and Other	(20,692)	(19,969)	(723)	(3.6)%

Total operating income	$68,971	$68,807	$164	0.2%

LIFO charges included in Corporate and Other	$4,043	$5,772
Charge related to write-up of acquired inventory included in Lilly Pulitzer	$—	$996
Charge for increase in fair value of contingent consideration included in Lilly Pulitzer	$6,285	$2,400
Life insurance death benefit gain included in Corporate and Other	$—	$(1,155)

        Operating income, on a consolidated basis, was $69.0 million in fiscal 2012 compared to $68.8 million in fiscal 2011. The 0.2% increase in operating income was primarily due to the higher net sales in Tommy Bahama and Lilly Pulitzer, partially offset by lower operating results in Lanier Clothes and Ben Sherman, SG&A increases in Tommy Bahama and Lilly Pulitzer related to expansion of these brands and a higher charge for the change in fair value of contingent consideration in fiscal 2012. Changes in operating income by operating group are discussed below.

Tommy Bahama:

	Fiscal 2012	Fiscal 2011	$ Change	% Change
Net sales	$528,639	$452,156	$76,483	16.9%
Operating income	$69,454	$64,171	$5,283	8.2%
Operating income as % of net sales	13.1%	14.2%

        The increase in operating income for Tommy Bahama was primarily due to the increased net sales in each distribution channel, as discussed above, which resulted in higher gross profit, partially offset by increased SG&A associated with (1) operating additional retail stores in fiscal 2012 resulting in $14.5 million of additional SG&A, including $6.7 million in SG&A charges associated with our Tommy Bahama New York restaurant-retail location which opened in the fourth quarter of fiscal 2012 but incurred pre-opening rent for the majority of the 2012 fiscal year, (2) incremental infrastructure, pre-opening retail store rent and other costs totaling $9.7 associated with Tommy Bahama's international expansion, (3) higher SG&A, consisting primarily of employment costs and advertising costs, to support the growing Tommy Bahama business, including the retail, e-commerce and wholesale businesses and (4) the approximately $5 million impact of fiscal 2012 being a 53-week year compared to fiscal 2011 being a 52-week year.

        Fiscal 2012 included operating losses of $15.9 million related to the Tommy Bahama international expansion and the Tommy Bahama New York store, compared to operating losses of $3.5 million for these items in fiscal 2011. The $15.9 million operating loss in fiscal 2012 related to the Tommy Bahama international expansion and the Tommy Bahama New York store reflect $20.0 million of SG&A costs partially offset by $4.0 million of gross margin related to sales in our international stores and royalty income.

Lilly Pulitzer:

	Fiscal 2012	Fiscal 2011	$ Change	% Change
Net sales	$122,592	$94,495	$28,097	29.7%
Operating income	$20,267	$14,278	$5,989	41.9%
Operating income as % of net sales	16.5%	15.1%

Charge related to write-up of acquired inventory	$—	$996
Charge for increase in fair value of contingent consideration	$6,285	$2,400

        The improved operating results for Lilly Pulitzer were primarily due to increased net sales in each distribution channel and increased gross margin, and fiscal 2012 not including the $1.0 million charge related to the write-up of inventory at the acquisition of Lilly Pulitzer, each of which contributed to a higher gross profit. The increased gross profit was partially offset by increased SG&A associated with (1) higher SG&A, consisting primarily of employment costs and advertising, to support the growing Lilly Pulitzer business, including our retail, e-commerce and wholesale businesses, (2) $2.5 million of incremental SG&A associated with the cost of operating additional retail stores during fiscal 2012 and (3) the approximately $1 million impact of fiscal 2012 being a 53-week year, but fiscal 2012 being a 52-week year and (4) the higher charge related to the fair value of contingent consideration. Fiscal 2012 was impacted by a $6.3 million charge for the change in the fair value of contingent consideration while the fiscal 2011 charge was $2.4 million, as discussed above.

Lanier Clothes:

	Fiscal 2012	Fiscal 2011	$ Change	% Change
Net sales	$107,272	$108,771	$(1,499)	(1.4)%
Operating income	$10,840	$12,862	$(2,022)	(15.7)%
Operating income as % of net sales	10.1%	11.8%

        The decrease in operating income for Lanier Clothes was primarily the result of the lower sales and gross margins, partially offset by decreased SG&A related to lower employment costs and advertising costs. The continuing gross margin pressures resulted from both competitive factors and product cost pressures.

Ben Sherman:

	Fiscal 2012	Fiscal 2011	$ Change	% Change
Net sales	$81,922	$91,435	$(9,513)	(10.4)%
Operating loss	$(10,898)	$(2,535)	$(8,363)	(329.9)%
Operating loss as % of net sales	(13.3)%	(2.8)%

        The decline in operating results for Ben Sherman in fiscal 2012 was primarily due to the decreased sales, gross margin and royalty income, each as discussed above as well as certain severance costs associated with the business.

Corporate and Other:

	Fiscal 2012	Fiscal 2011	$ Change	% Change
Net sales	$15,117	$12,056	$3,061	25.4%
Operating loss	$(20,692)	$(19,969)	$(723)	(3.6)%

LIFO charges	$4,043	$5,772
Life insurance death benefit gain	$—	$(1,155)

        The Corporate and Other operating results declined by $0.7 million from a loss of $20.0 million in fiscal 2011 to a loss of $20.7 million in fiscal 2012. The operating results for fiscal 2012 reflect the net impact of LIFO accounting, with charges of $4.0 million and $5.8 million in fiscal 2012 and fiscal 2011, respectively. Fiscal 2011 operating income was also positively impacted by a $1.2 million death benefit gain from a corporate owned life insurance policy and inclusion of $1.8 million of transition services fee income related to our former Oxford Apparel operating group, which was sold in the fourth quarter of fiscal 2010, with no such fees being included in fiscal 2012.

Interest expense, net

	Fiscal 2012	Fiscal 2011	$ Change	% Change
Interest expense, net	$8,939	$16,266	$(7,327)	(45.0)%

        Interest expense for fiscal 2012 decreased due to (1) our borrowing at lower interest rates in the second half of fiscal 2012 compared to the second half of fiscal 2011 and (2) our reduction in our average debt levels in the first half of fiscal 2012 compared to the first half of fiscal 2011 as a result of our repurchase of $45.0 million in aggregate principal amount of our Senior Secured Notes during the second and third quarters of fiscal 2011. During the second half of fiscal 2012, substantially all of our borrowings were under our U.S. Revolving Credit Agreement, whereas substantially all of our borrowings in the second half of fiscal 2011 were from our Senior Secured Notes, which had a coupon rate of 11 3/8%. The change in the source of our borrowings resulted from our redemption of the remaining outstanding Senior Secured Notes in July 2012, which was funded with borrowings under our U.S. Revolving Credit Agreement and cash on hand. We anticipate that interest expense for fiscal 2013 will be approximately $4.5 million.

Loss on repurchase of senior secured notes

	Fiscal 2012	Fiscal 2011	$ Change	% Change
Loss on repurchase of senior secured notes	$9,143	$9,017	$126	1.4%

        In the second and third quarters of fiscal 2011, we repurchased, in privately negotiated transactions, $45.0 million in aggregate principal amount of our Senior Secured Notes for $52.2 million, plus accrued interest. The repurchase of the Senior Secured Notes and related write-off of $1.8 million of unamortized deferred financing costs and discount resulted in a loss of $9.0 million in fiscal 2011.

        In July 2012, we redeemed the remaining $105.0 million in aggregate principal amount of our Senior Secured Notes for $111.0 million, plus accrued interest, using borrowings under our U.S. Revolving Credit Agreement and cash on hand. The redemption of the Senior Secured Notes and related write-off of $3.1 million of unamortized deferred financing costs and discount resulted in a loss of $9.1 million.

Income taxes

	Fiscal 2012	Fiscal 2011	$ Change	% Change
Income taxes	$19,572	$14,281	$5,291	37.0%
Effective tax rate	38.5%	32.8%

        Income tax expense for fiscal 2012 increased compared to fiscal 2011, primarily due to higher earnings in fiscal 2012 as well as an increase in the effective tax rate. Income taxes for fiscal 2012 were impacted by losses in foreign jurisdictions for which we were not able to recognize an income tax benefit and a greater proportion of our earnings being in jurisdictions with higher tax rates, which was offset by favorable discrete items during the period, including the reduction in income tax contingency reserves by $2.2 million related to the expiration of the corresponding statute of limitations, the impact of a change in our assertion of permanent reinvestment of foreign earnings, and a reduction in enacted tax rates in certain jurisdictions. Income taxes for fiscal 2011 were impacted by certain favorable discrete items, including the reduction of income tax contingency reserves upon the expiration of the corresponding statute of limitations, favorable permanent differences and tax credits which do not necessarily fluctuate with earnings and a reduction in enacted tax rates in certain jurisdictions, as well as the recognition of an income tax benefit for losses in foreign jurisdictions. We anticipate that our effective tax rate in future periods will be higher than the 38.5% effective tax rate in fiscal 2012 as our foreign losses in future periods will likely not provide a tax benefit in the near term, and we likely will not benefit from certain discrete items to the degree we did in fiscal 2012.

Net earnings

	Fiscal 2012	Fiscal 2011
Earnings from continuing operations	$31,317	$29,243
Earnings from continuing operations per diluted common share	$1.89	$1.77

Weighted average common shares outstanding-diluted	16,586	16,529

        The increase in earnings from continuing operations for fiscal 2012 compared to fiscal 2011 was primarily due to (1) higher sales in Tommy Bahama and Lilly Pulitzer, (2) lower interest expense due to lower borrowings and lower interest rates in fiscal 2012 and (3) no purchase accounting adjustments in fiscal 2012, each as discussed above. These items were partially offset by (1) lower sales and operating results at Lanier Clothes and Ben Sherman, (2) higher SG&A in Tommy Bahama and Lilly Pulitzer to support the continued growth and expansion of these brands, (3) a more significant charge for change in fair value of contingent consideration in fiscal 2012, and (4) a higher effective tax rate during fiscal 2012, each as discussed above.

FISCAL 2011 COMPARED TO FISCAL 2010

        The discussion and tables below compare certain line items included in our statements of operations for fiscal 2011 to fiscal 2010. Each dollar and percentage change provided reflects the change between these periods unless indicated otherwise. Each dollar and share amount included in the tables is in thousands except for per share amounts.

Net Sales

	Fiscal 2011	Fiscal 2010	$ Change	% Change
Tommy Bahama	$452,156	$398,510	$53,646	13.5%
Lilly Pulitzer	94,495	5,959	88,536	NM
Lanier Clothes	108,771	103,733	5,038	4.9%
Ben Sherman	91,435	86,920	4,515	5.2%
Corporate and Other	12,056	8,825	3,231	36.6%

Total net sales	$758,913	$603,947	$154,966	25.7%

        Consolidated net sales increased $155.0 million, or 25.7%, in fiscal 2011 compared to fiscal 2010 primarily due to the net sales related to the Lilly Pulitzer business and the increase in net sales at Tommy Bahama, each as discussed below.

Tommy Bahama:

        The $53.6 million increase in net sales for Tommy Bahama was primarily driven by increased (1) increased comparable store sales, which includes sales of our full-price retail stores and our e-commerce sites of $30.1 million to $202.7 million in fiscal 2011 compared to $172.6 million in fiscal 2010, (2) a net sales increase of $10.2 million for stores opened in fiscal 2010 and fiscal 2011 and (3) a net sales increase of $7.9 million in our wholesale business. Additionally, restaurant sales and sales at outlet stores opened for all of fiscal 2010 and fiscal 2011 also increased in fiscal 2011. Tommy Bahama unit sales increased 6.8% due to the higher volume in each distribution channel, and the average selling price per unit increased 7.4%, primarily as a result of the higher proportion of net sales from the direct to consumer channel of distribution and higher product sales prices generally as certain product cost increases were recovered from consumers. As of January 28, 2012, Tommy Bahama operated 96 retail stores compared to 89 retail stores as of January 29, 2011.

Lilly Pulitzer:

        We acquired the Lilly Pulitzer brand and operations on December 21, 2010. Therefore, our consolidated operating results for the first 10 1/2 months of fiscal 2010 did not include any operating activities for Lilly Pulitzer. Net sales for Lilly Pulitzer for fiscal 2011 were $94.5 million. By way of comparison, the Lilly Pulitzer brand and operations generated $72.5 million of net sales during fiscal 2010, of which only $6.0 million was included in our consolidated operating results. The increase of $22.0 million in net sales from that generated by the Lilly Pulitzer brand in fiscal 2010 to Lilly Pulitzer's sales in fiscal 2011 reflects increases in each channel of distribution, consisting of a $9.6 million increase in wholesale sales, a $7.5 million increase in e-commerce sales and a $4.9 million increase in retail store sales. During fiscal 2011 we operated 16 Lilly Pulitzer retail stores, compared to the operation of 19 Lilly Pulitzer retail stores in fiscal 2010 with three of the 19 retail stores being closed prior to the start of fiscal 2011.

Lanier Clothes:

        The increase in net sales for Lanier Clothes was primarily due to $5.9 million in increased net sales in branded tailored clothing products, which was partially offset by a $0.9 million decline in private label sales. The average selling price per unit increased 6.7% as a result of the change in sales mix as our branded tailored clothing products, which typically have a higher average selling price than our private label products, represented a greater percentage of net sales for Lanier Clothes in fiscal 2011. A decrease in unit sales of 1.7% was primarily driven by the decreased sales in the private label businesses, which was partially offset by an increase in unit sales of branded tailored clothing products.

Ben Sherman:

        Net sales for Ben Sherman in fiscal 2011 increased by $4.5 million, or 5.2%, from fiscal 2010 primarily due to a $4.0 million increase in retail sales, with the majority of the increase in retail sales resulting from higher comparable retail store sales and the remainder being increased sales at outlet stores and new retail stores. The net sales for fiscal 2011 reflect an increase in the average selling price per unit of 17.3%, which was partially offset by a decrease in unit volume of 10.4%. The increase in average selling price per unit was due to (1) our strategy to improve the wholesale distribution of the brand, (2) a greater proportion of Ben Sherman's total sales being retail sales, which generally have higher selling prices, during fiscal 2011, (3) the favorable foreign currency translation impact of a 3.8% change in average exchange rates between the two periods and (4) the $2.0 million of net sales associated with the previously exited women's and footwear businesses, much of which was sold at close out prices in fiscal 2010 with no such sales in fiscal 2011. The reduced unit volume was primarily the result of our continuing strategy to improve the wholesale distribution of the brand, as reduced unit sales to certain moderate department stores have not yet been replaced with sales to targeted upper tier retailers, as well as the lack of close out sales associated with our previously exited women's and footwear businesses in fiscal 2011.

Corporate and Other:

        Corporate and Other net sales primarily consisted of the net sales of our Oxford Golf business and our Lyons, Georgia distribution center. The increase in the net sales for Corporate and Other was primarily driven by the higher net sales in our Oxford Golf business during fiscal 2011.

Gross Profit

        The first table below presents gross profit by operating group and in total for fiscal 2011 and fiscal 2010 as well as the change between those two periods. The second table presents gross margin, which is calculated as gross profit divided by net sales by operating group, and in total for fiscal 2011 and fiscal 2010.

Gross Profit	Fiscal 2011	Fiscal 2010	$ Change	% Change
Tommy Bahama	$276,567	$242,789	$33,778	13.9%
Lilly Pulitzer	56,376	2,821	53,555	NM
Lanier Clothes	34,108	33,795	313	0.9%
Ben Sherman	46,473	48,026	(1,553)	(3.2)%
Corporate and Other	(555)	(24)	(531)	NM

Total	$412,969	$327,407	$85,562	26.1%

LIFO charges included in Corporate and Other	$5,772	$3,792
Charge related to write-up of acquired inventory included in Lilly Pulitzer	$996	$764

Gross Margin	Fiscal 2011	Fiscal 2010
Tommy Bahama	61.2%	60.9%
Lilly Pulitzer	59.7%	NM
Lanier Clothes	31.4%	32.6%
Ben Sherman	50.8%	55.3%
Corporate and Other	NM	NM
Total	54.4%	54.2%

        The increase in consolidated gross profit was primarily due to higher net sales in each operating group, as discussed above, as well as the impact of changes in gross margin by operating group, as discussed below.

        The increase in gross margin at Tommy Bahama was primarily due to a change in sales mix with direct to consumer sales, which generally have a higher gross margin, representing a greater proportion of Tommy Bahama's net sales in fiscal 2011 as compared to fiscal 2010. Fiscal 2010 operating results for Lilly Pulitzer only included six weeks of activity. Therefore, gross margins for Lilly Pulitzer have not been provided for fiscal 2010 as they would not be meaningful for purposes of a year-to-year comparison. The gross profit and gross margin for Lilly Pulitzer for fiscal 2011 and fiscal 2010 were negatively impacted by $1.0 million and $0.8 million, respectively, of charges to cost of goods sold resulting from the write-up of acquired inventory to fair value pursuant to the purchase method of accounting in connection with the sale of the acquired inventory. The decrease in gross margin at Lanier Clothes was primarily the result of the gross margin pressures, including competitive factors and higher product costs. The decrease in gross margin at Ben Sherman reflects gross margin erosion resulting from higher product costs, which in most cases were not passed on to Ben Sherman's customers. The gross profit in Corporate and Other in each period primarily reflects the impact on gross profit of our Oxford Golf and Lyons, Georgia distribution center offset by the impact of LIFO accounting, which included significant charges in both fiscal 2011 and fiscal 2010.

        On a consolidated basis, the increase in gross margins was primarily due to changes in the sales mix in fiscal 2011 compared to fiscal 2010. The changes in sales mix included (1) the inclusion of Lilly Pulitzer operating results for a full year in fiscal 2011, and (2) direct to consumer sales making up a larger proportion of Tommy Bahama sales. These items, which positively impacted gross margins, were partially offset by the negative impact on our gross profit and gross margin of (1) the net impact of LIFO accounting, which included $5.8 million of charges in fiscal 2011 compared to $3.8 million of charges in fiscal 2010, and (2) gross margin declines in Lanier Clothes and Ben Sherman in fiscal 2011.

        Our gross profit and gross margin may not be directly comparable to those of our competitors, as statement of operations classification of certain expenses may vary by company.

SG&A

	Fiscal 2011	Fiscal 2010	$ Change	% Change
SG&A	$358,582	$301,975	$56,607	18.7%
SG&A (as % of net sales)	47.2%	50.0%
Life insurance death benefit gain	$(1,155)	—
Restructuring and other charges	—	$3,212
Acquisition transaction costs	—	$848
Environmental reserve reduction	—	$(2,242)

        The increase in SG&A was primarily due to fiscal 2011 including (1) $40.6 million of SG&A associated with Lilly Pulitzer, compared to $3.2 million in fiscal 2010, (2) the incremental SG&A of $4.7 million associated with the costs of operating Tommy Bahama retail stores which opened during fiscal 2010 and fiscal 2011, (3) certain infrastructure and other costs related to the Tommy Bahama international expansion totaling $3.6 million and (4) the net impact of certain retail store asset impairments offset by any associated write-offs of deferred rent credits associated with the impaired assets that were closed or are anticipated to be closed totaling $1.2 million. These increases were partially offset by the death benefit of a corporate owned life insurance policy of $1.2 million in fiscal 2011. In fiscal 2010, SG&A was impacted by $3.2 million of restructuring charges in Ben Sherman, $0.8 million of transaction costs associated with the Lilly Pulitzer acquisition and a $2.2 million reduction of an environmental reserve liability. SG&A as a percentage of net sales benefitted from leveraging, as our net sales increased at a greater rate than the increase in SG&A, as certain SG&A costs do not fluctuate with sales levels.

        Amortization of intangible assets, which is included in SG&A and totaled $1.2 million and $1.0 million in fiscal 2011 and fiscal 2010, respectively, reflects the amortization of acquired intangible assets for Tommy Bahama, Lilly Pulitzer and Ben Sherman.

Change in fair value of contingent consideration

	Fiscal 2011	Fiscal 2010	$ Change	% Change
Change in fair value of contingent consideration	$2,400	$200	$2,200	NM

        In connection with the acquisition of the Lilly Pulitzer brand and operations, we entered into a contingent consideration agreement with the sellers, whereby we will be obligated to pay certain contingent consideration amounts based on the achievement of certain performance criteria by our Lilly Pulitzer operating group, which may be as much as $20 million in the aggregate over the four years subsequent to the acquisition. In accordance with GAAP, we have recognized a liability in our consolidated balance sheets for the fair value of this liability. This liability increases in fair value as we approach the date of anticipated payment, resulting in a charge to our consolidated statements of earnings during that period. Thus, the amounts reflected in our statements of earnings reflect the change in fair value of the contingent consideration obligations. Prior to the acquisition of the Lilly Pulitzer brand and operations, we did not have any contingent consideration arrangements requiring adjustment to fair value. The increase in change in fair value of contingent consideration was due to fiscal 2011 including a full year, whereas, fiscal 2010 only included a six week period.

Royalties and other operating income

	Fiscal 2011	Fiscal 2010	$ Change	% Change
Royalties and other operating income	$16,820	$15,430	$1,390	9.0%

        The increase in royalties and other operating income was primarily due to the royalty income associated with the recently acquired Lilly Pulitzer business as well as increased royalty income in Ben Sherman and Tommy Bahama.

Operating income (loss)

	Fiscal 2011	Fiscal 2010	$ Change	% Change
Tommy Bahama	$64,171	$51,081	$13,090	25.6%
Lilly Pulitzer	14,278	(372)	14,650	NM
Lanier Clothes	12,862	14,316	(1,454)	(10.2)%
Ben Sherman	(2,535)	(2,664)	129	4.8%
Corporate and Other	(19,969)	(21,699)	1,730	8.0%

Total operating income	$68,807	$40,662	$28,145	69.2%

LIFO charges included in Corporate and Other	$5,772	$3,792
Charge related to write-up of acquired inventory included in Lilly Pulitzer	$996	$764
Charge for increase in fair value of contingent consideration included in Lilly Pulitzer	$2,400	$200
Life insurance death benefit gain included in Corporate and Other	$(1,155)	$—
Restructuring charges included in Ben Sherman	—	$3,212
Acquisition transaction costs included in Corporate and Other	—	$848
Environmental reserve reduction included in Corporate and Other	—	$(2,242)

        Operating income, on a consolidated basis, increased to $68.8 million in fiscal 2011 from $40.7 million in fiscal 2010. The $28.1 million increase in operating income was primarily due to (1) the inclusion of a full year of operating income for Lilly Pulitzer including charges related to the write-up of acquired inventory and increase in the fair value of contingent consideration, (2) higher net sales and improved operating results in Tommy Bahama, (3) the impact on Corporate and Other in fiscal 2011 of a $1.2 million gain associated with a corporate owned life insurance death benefit and (4) fiscal 2010 including the net impact of $3.2 million of restructuring charges, $0.8 million of acquisition transaction costs and a $2.2 million reduction of an environmental reserve liability. These positive items were partially offset by (1) the net $2.0 million impact of LIFO accounting charges and (2) lower operating results in Lanier Clothes and Ben Sherman resulting from competitive factors and product cost increases. Changes in operating income by operating group are discussed below.

Tommy Bahama:

	Fiscal 2011	Fiscal 2010	$ Change	% Change
Net sales	$452,156	$398,510	$53,646	13.5%
Operating income	$64,171	$51,081	$13,090	25.6%
Operating income as % of net sales	14.2%	12.8%

        The increase in operating income for Tommy Bahama was primarily due to the increased net sales. The increased sales were partially offset by (1) increased SG&A of $4.7 million associated with the cost of operating additional retail stores during fiscal 2011, (2) $3.6 million of costs associated with Tommy Bahama's international expansion and (3) the $1.2 million net impact of certain retail store impairments offset by any associated write-offs of deferred rent credits associated with retail stores that were closed or anticipated to be closed.

Lilly Pulitzer:

	Fiscal 2011	Fiscal 2010
Net sales	$94,495	$5,959
Operating income (loss)	$14,278	$(372)
Operating income (loss) as % of net sales	15.1%	(6.2)%

Charge related to write-up of acquired inventory	$996	$764
Charge for increase in fair value of contingent consideration	$2,400	$200

        We acquired the Lilly Pulitzer brand and operations on December 21, 2010. Therefore, there was less than two months of operating income for Lilly Pulitzer included in our consolidated operating results in fiscal 2010. The operating results for fiscal 2011 reflect a significant increase in operating income from the prior year comparable period, which were not included in our consolidated operating results, due to an increase in sales in all channels of distribution, as discussed above. The fiscal 2011 operating results were negatively impacted by $1.0 million of charges in the first quarter to cost of goods sold resulting from the write-up of acquired inventory to fair value pursuant to the purchase method of accounting in connection with the sale of acquired inventory. GAAP requires that all assets acquired as part of an acquisition, including inventory, be recorded at fair value, rather than its original cost. This write-up was recognized as an increase to cost of goods sold as the inventory is sold in the ordinary course of business. We do not anticipate that there will be any such charges to cost of goods sold in future periods. Additionally, the Lilly Pulitzer operating results for fiscal 2011 included a $2.4 million charge related to the change in the fair value of contingent consideration, as discussed above.

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

Ben Sherman:

	Fiscal 2011	Fiscal 2010	$ Change	% Change
Net sales	$91,435	$86,920	$4,515	5.2%
Operating loss	$(2,535)	$(2,664)	$129	4.8%
Operating loss as % of net sales	(2.8)%	(3.1)%
Restructuring charges	$—	$3,212

        The operating loss for Ben Sherman was comparable for fiscal 2011 and fiscal 2010. The impact of higher sales as discussed above as well as lower SG&A were offset by gross margin erosion. The gross margin erosion for Ben Sherman primarily reflects higher product costs, which in most cases were not passed on to Ben Sherman customers. The lower SG&A in fiscal 2011 was primarily due to fiscal 2010 including $3.2 million or restructuring charges.

Corporate and Other:

	Fiscal 2011	Fiscal 2010	$ Change	% Change
Net sales	$12,056	$8,825	$3,231	36.6%
Operating loss	$(19,969)	$(21,699)	$1,730	8.0%

LIFO charges	$5,772	$3,792
Life insurance death benefit gain	$(1,155)	$—
Acquisition transaction costs	—	$848
Environmental reserve reduction	—	$(2,242)

        The Corporate and Other operating results improved by $1.7 million from a loss of $21.7 million in fiscal 2010 to a loss of $20.0 million in fiscal 2011. The improved operating results for fiscal 2011 were primarily due to (1) $1.8 million of transition services fee income related to our former Oxford Apparel operating group, which was sold in the fourth quarter of fiscal 2010, (2) $1.5 million lower employee compensation costs in fiscal 2011 and (3) the $1.2 million death benefit from a corporate owned life insurance policy. These improved operating results were partially offset by the net $2.0 million impact of LIFO accounting charges between the two years. Fiscal 2010 Corporate and Other operating loss included the net impact of the $2.2 million reduction in an environmental reserve liability and $0.8 million of transaction costs associated with the Lilly Pulitzer acquisition.

Interest expense, net

	Fiscal 2011	Fiscal 2010	$ Change	% Change
Interest expense, net	$16,266	$19,887	$(3,621)	(18.2)%

        Interest expense for fiscal 2011 decreased due to the reduction in debt levels as a result of our repurchase of $45.0 million in aggregate principal amount of our Senior Secured Notes during fiscal 2011. Interest expense for both periods primarily reflects (1) interest incurred with respect to our outstanding Senior Secured Notes, (2) amortization of deferred financing costs associated with our outstanding Senior Secured Notes and our U.S. Revolving Credit Agreement and (3) interest associated with our U.K. Revolving Credit Agreement. Amortization of deferred financing costs, which is included in interest expense, net was $1.7 million and $2.0 million in fiscal 2011 and fiscal 2010, respectively, with the decrease in amortization of deferred financing costs also primarily being related to the repurchase of $45.0 million of our Senior Secured Notes.

Loss on repurchase of senior secured notes

	Fiscal 2011	Fiscal 2010	$ Change	% Change
Loss on repurchase of senior secured notes	$9,017	$—	$9,017	NM

        In fiscal 2011, we repurchased, in privately negotiated transactions, $45.0 million in aggregate principal amount of our Senior Secured Notes for $52.2 million, plus accrued interest, using cash on hand. The repurchase of the Senior Secured Notes and related write-off of $1.8 million of unamortized deferred financing costs and discount resulted in a loss on repurchase of senior secured notes of $9.0 million.

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

        The increase in earnings from continuing operations was primarily due to the inclusion of the Lilly Pulitzer operating results, higher operating income in our Tommy Bahama operating group and lower interest expense, partially offset by the $9.0 million loss on repurchase of $45.0 million of our Senior Secured Notes, as discussed above.

        Earnings from discontinued operations reflect the operations related to substantially all of our former Oxford Apparel operating group, which we sold in the fourth quarter of fiscal 2010. The operating results of the discontinued operations reflect substantially all of the normal operating activities of our former Oxford Apparel operating group in the first 11 months of fiscal 2010 as well as the gain on sale in fiscal 2010. However, the fiscal 2011 earnings from discontinued operations reflect certain wind-down and transition activities and an adjustment to the gain on sale upon finalization of the working capital adjustment in fiscal 2011.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

        Our primary source of revenue and cash flow is our distribution of apparel products through our direct to consumer and wholesale channels of distribution. Our primary uses of cash flow include the acquisition of apparel products in the operation of our business, as well as employee compensation and benefits, occupancy costs, marketing and advertising costs, other general and administrative operating expenses, funding of capital expenditures for retail stores and information technology initiatives, payment of quarterly dividends, periodic interest payments related to our financing arrangements and repayment of indebtedness. As we purchase products for sale prior to selling the products to our customers in both our direct to consumer and wholesale operations, in the ordinary course of business, we maintain certain levels of inventory and we also extend credit to our wholesale customers. These factors impact our working capital levels. If cash inflows are less than cash outflows, we have access to amounts under our U.S. Revolving Credit Agreement and U.K. Revolving Credit Agreement, subject to their terms, each of which is described below. We may seek to finance future capital investment programs through various methods, including, but not limited to, cash on hand, cash flow from operations, borrowings under our current or additional credit facilities and sales of debt or equity securities.

        As of February 2, 2013, we had $7.5 million of cash on hand with $116.5 million of borrowings outstanding and $105.7 million of availability under our revolving credit agreements. We believe our balance sheet and anticipated positive cash flows from operating activities in the future provides us with ample opportunity to continue to invest in our brands and our direct to consumer initiatives in future periods.

Key Liquidity Measures

($ in thousands)	February 2, 2013	January 28, 2012	$ Change	% Change
Current assets	$222,390	$214,070	$8,320	3.9%
Current liabilities	124,266	117,554	6,712	5.7%

Working capital	$98,124	$96,516	$1,608	1.7%

Working capital ratio	1.79	1.82
Debt to total capital ratio	34%	34%

        Our working capital ratio is calculated by dividing total current assets by total current liabilities. Both current assets and current liabilities increased slightly from January 28, 2012 to February 2, 2013, each as discussed below, resulting in a comparable working capital ratio at both period ends.

        For the ratio of debt to total capital, debt is defined as short-term and long-term debt, and total capital is defined as debt plus shareholders' equity. Debt was $116.5 million at February 2, 2013 and $106.0 million at January 28, 2012, while shareholders' equity was $229.8 million at February 2, 2013 and $204.1 million at January 28, 2012. The comparable debt to total capital ratio at February 2, 2013 and January 28, 2012 reflects an increase in debt, but also an increase in shareholders' equity. The increase in debt was primarily due to (1) $60.7 million of capital expenditures incurred in fiscal 2012, (2) $9.9 million of dividends paid on our common stock, (3) $6.0 million premium required to redeem our Senior Secured Notes in the second quarter of fiscal 2012 and (4) $5.0 million of payments related to the Lilly Pulitzer contingent consideration arrangement, which in the aggregate exceeded the $67.5 million of cash flows from operations during fiscal 2012. Our debt levels and ratio of debt to total capital in future periods may not be comparable to historical amounts as we continue to assess, and possibly make changes to, our capital structure. Changes in our capital structure in the future, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Balance Sheet

        The following tables set forth certain information included in our consolidated balance sheets (in thousands) and calculations of changes in the information included in our consolidated balance sheets. Below each table are explanations for any significant changes in the balances at February 2, 2013 compared to January 28, 2012.

Current Assets:

	February 2, 2013	January 28, 2012	$ Change	% Change
Cash and cash equivalents	$7,517	$13,373	$(5,856)	(43.8)%
Receivables, net	62,805	59,706	3,099	5.2%
Inventories, net	109,605	103,420	6,185	6.0%
Prepaid expenses, net	19,511	17,838	1,673	9.4%
Deferred tax assets	22,952	19,733	3,219	16.3%

Total current assets	222,390	214,070	8,320	3.9%

        Cash and cash equivalents as of February 2, 2013 reflects a typical cash amount maintained on an ongoing basis in our operations, with any excess cash generally being used to repay amounts outstanding under our revolving credit agreements, if any. At January 28, 2012, we had excess cash as we had no amounts outstanding under our U.S. Revolving Credit Agreement. Receivables, net as of February 2, 2013 increased compared to January 28, 2012 primarily due to the increased wholesale sales in our operating groups in the last two months of fiscal 2012 compared to the last two months of fiscal 2011 which was a result of timing of shipments within the quarter as well as an increase in wholesale sales.

        Inventories, net as of February 2, 2013 increased from January 28, 2012 primarily to support anticipated sales growth and additional retail stores for Tommy Bahama and Lilly Pulitzer, while inventory levels at both Lanier Clothes and Ben Sherman decreased from January 28, 2012. The increase in prepaid expenses, net from January 28, 2012 to February 2, 2013 was primarily due to the timing of payments and recognition of the related expense for certain prepaid items, including product samples and rent. Deferred tax assets increased from January 28, 2012 primarily as a result of the change in timing differences associated with inventory, compensation accruals and sales reserves, which were partially offset by changes in other accruals.

Non-current Assets:

	February 2, 2013	January 28, 2012	$ Change	% Change
Property and equipment, net	$128,882	$93,206	$35,676	38.3%
Intangible assets, net	164,317	165,193	(876)	(0.5)%
Goodwill	17,275	16,495	780	4.7%
Other non-current assets, net	23,206	20,243	2,963	14.6%

Total non-current assets, net	$333,680	$295,137	$38,543	13.1%

        The increase in property and equipment, net at February 2, 2013 was primarily due to capital expenditures during fiscal 2012, which were partially offset by depreciation expense in fiscal 2012. The decrease in intangible assets, net was primarily due to amortization of intangible assets associated with Tommy Bahama, Lilly Pulitzer and Ben Sherman in fiscal 2012 as well as the impact of foreign currency exchange rates on the intangible assets. The increase in goodwill from January 28, 2012 was primarily related to the goodwill associated with our acquisition of the Tommy Bahama business in Australia from our former licensee that operated that business. The increase in other non-current assets was primarily due to security deposit payments for certain international retail store lease agreements and higher asset balances set aside for potential deferred compensation obligations, partially offset by decreases in deferred financing costs.

Liabilities:

	February 2, 2013	January 28, 2012	$ Change	% Change
Current liabilities	$124,266	$117,554	$6,712	5.7%
Long-term debt	108,552	103,405	5,147	5.0%
Non-current contingent consideration	14,450	10,645	3,805	35.7%
Other non-current liabilities	44,572	38,652	5,920	15.3%
Non-current deferred income taxes	34,385	34,882	(497)	(1.4)%

Total liabilities	$326,225	$305,138	21,087	6.9%

        The change in current liabilities at February 2, 2013 compared to January 28, 2012 was primarily due to higher amounts outstanding under our U.K. Revolving Credit Agreement and higher accrued compensation partially offset by a lower contingent consideration current liability and lower accounts payable and accrued expenses at February 2, 2013. The increase in debt at February 2, 2013 compared to January 28, 2012 was primarily a result of the significant cash flows in fiscal 2012 including (1) $60.7 million of capital expenditures incurred in fiscal 2012, (2) $9.9 million of dividends paid on our common stock, (3) a $6.0 million premium required to redeem our Senior Secured Notes in the second quarter of fiscal 2012 and (4) $5.0 million of payments related to the Lilly Pulitzer contingent consideration arrangement, which in the aggregate exceeded the $67.5 million of cash flows from operations during fiscal 2012. The increase in non-current contingent consideration from January 28, 2012 was primarily due to the fiscal 2012 adjustment to fair value of $6.4 million recognized in our consolidated statement of earnings, which was partially offset by the payment of the fiscal 2012 contingent consideration obligation of $2.5 million. Other non-current liabilities increased as of February 2, 2013 compared to the prior year primarily due to increases in deferred rent and deferred compensation liabilities partially offset by a $2.2 million reduction in reserves for uncertain tax positions. Non-current deferred income taxes, which did not change significantly from the prior year in total, decreased from January 28, 2012 to February 2, 2013 primarily as a result of the change in timing differences associated with intangible assets, deferred rent liabilities, deferred tax on foreign earnings and the impact of changes in the effective tax rate at which certain timing differences are expected to reverse in the future, which offset the change in timing differences associated with depreciation.

Statement of Cash Flows

        The following table sets forth the net cash flows resulting in the change in our cash and cash equivalents (in thousands):

	Fiscal 2012	Fiscal 2011	Fiscal 2010
Net cash provided by operating activities	$67,452	$44,645	$35,691
Net cash used in investing activities	(62,515)	(35,708)	(71,553)
Net cash used in financing activities	(10,948)	(57,216)	(11,223)
Net cash provided by discontinued operations	—	17,479	82,860

Net change in cash and cash equivalents	$(6,011)	$(30,800)	$35,775

Fiscal 2012 Compared to Fiscal 2011

        Cash and cash equivalents on hand was $7.5 million and $13.4 million at February 2, 2013 and January 28, 2012, respectively. Changes in cash flows in fiscal 2012 and fiscal 2011 related to operating activities, investing activities, financing activities and discontinued operations are discussed below.

Operating Activities:

        In fiscal 2012, operating activities generated $67.5 million of cash, while in fiscal 2011, operating activities generated $44.6 million of cash, with the increase in cash flow from operating activities for fiscal 2012 primarily being due to more favorable changes in working capital accounts and an increase in net earnings, both as compared to the prior year. The cash flow from operating activities was primarily the result of net earnings for the relevant period, adjusted for non-cash activities such as depreciation, amortization, stock compensation expense and a change in fair value of contingent consideration as well as the loss on repurchase of senior secured notes and the net impact of changes in our working capital accounts. In fiscal 2012, the more significant changes in working capital were a decrease in current liabilities, an increase in receivables and an increase in non-current assets each of which decreased cash and was partially offset by the impact of an increase in other non-current liabilities. In fiscal 2011, the more significant changes in working capital were an increase in inventories, receivables, prepaid expenses and a decrease in non-current liabilities, each of which decreased cash and were partially offset by an increase in current liabilities.

Investing Activities:

        During fiscal 2012 and fiscal 2011, investing activities used $62.5 million and $35.7 million, respectively, of cash. During fiscal 2012 and fiscal 2011, $60.7 million and $35.3 million, respectively, of cash was used for capital expenditures primarily related to costs associated with new retail stores, information technology initiatives, retail store and restaurant remodeling and distribution center enhancements. During fiscal 2012, we also paid $1.8 million related to our acquisition of the assets and operations of the Tommy Bahama business in Australia from our former licensee that operated that business.

Financing Activities:

        During fiscal 2012, financing activities used $10.9 million of cash, while in fiscal 2011 financing activities used $57.2 million of cash with changes in debt being the most significant changes in financing activities during each period. In fiscal 2012, we increased debt by $10.5 million, while replacing our borrowings under our Senior Secured Notes with borrowings under our U.S. Revolving Credit Agreement. During fiscal 2012, we paid $5.0 million for the payment of the fiscal 2011 and fiscal 2012 contingent consideration payments related to the Lilly Pulitzer acquisition. During fiscal 2011, we reduced debt by $49.6 million by using cash on hand to repurchase a portion of our Senior Secured Notes. We used $9.9 million and $8.6 million of cash to pay dividends during fiscal 2012 and fiscal 2011, respectively.

Discontinued Operations:

        The cash flows provided by discontinued operations reflect cash flow provided by or used in the activities of our discontinued operations, which include the operations related to substantially all of our former Oxford Apparel operating group. There were no cash flows from discontinued operations in fiscal 2012, while the cash flow from discontinued operations in fiscal 2011 primarily reflects the conversion of assets related to the discontinued operations into cash, net of the use of cash to pay liabilities, including income taxes, associated with the sold business during fiscal 2011.

Fiscal 2011 Compared to Fiscal 2010

        Cash and cash equivalents on hand was $13.4 million and $44.1 million at January 28, 2012 and January 29, 2011, respectively. Changes in cash flows in fiscal 2011 and fiscal 2010 related to operating activities, investing activities, financing activities and discontinued operations are discussed below.

Operating Activities:

        The operating cash flows for fiscal 2011 and fiscal 2010 of $44.6 million and $35.7 million, respectively, were primarily the result of net earnings for the relevant period, adjusted for non-cash activities such as depreciation, amortization, stock compensation expense, change in fair value of contingent consideration and loss on repurchase of senior secured notes, as well as changes in our working capital accounts. The increase in cash flow from operations between the two periods was primarily due to the higher earnings in fiscal 2011, despite the $9.0 million loss on repurchase of $45.0 million aggregate principal amount of our Senior Secured Notes. In fiscal 2011, the more significant changes in working capital were increases in inventories, receivables and prepaid expenses and a decrease in other non-current liabilities, each of which decreased cash, and were partially offset by an increase in current liabilities during fiscal 2011. In fiscal 2010, the more significant changes in working capital were increases in inventories and accounts payable as we increased our inventory in anticipation of higher sales for spring 2011.

Investing Activities:

        During fiscal 2011 and fiscal 2010, investing activities used $35.7 million and $71.6 million, respectively, of cash. In fiscal 2010, we used $58.3 million of cash to acquire the Lilly Pulitzer brand and operations. Capital expenditures of $35.3 million in fiscal 2011 primarily related to costs associated with new retail stores, information technology initiatives, distribution center enhancements and retail and restaurant remodeling, while the $13.3 million in fiscal 2010 primarily related to costs associated with new retail stores and information technology initiatives.

Financing Activities:

        During fiscal 2011 and fiscal 2010, financing activities used $57.2 million and $11.2 million, respectively, of cash. In fiscal 2011, we paid $52.2 million, plus accrued interest, for the repurchase of $45.0 million aggregate principal amount of our Senior Secured Notes and paid $8.6 million of dividends. In fiscal 2010, we used cash generated from operating activities to pay $7.3 million of dividends and repay $4.1 million of company owned life insurance policy loans, while also accumulating cash on hand at January 29, 2011.

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

Liquidity and Capital Resources

        The table below provides a description of our significant financing arrangements and the amounts outstanding under these financing arrangements (in thousands) as of February 2, 2013:

$235 million U.S. Secured Revolving Credit Facility ("U.S. Revolving Credit Agreement")	$108,552
£7 million Senior Secured Revolving Credit Facility ("U.K. Revolving Credit Agreement")	7,944

Total debt	116,496
Short-term debt	(7,944)

Long-term debt	$108,552

        The U.S. Revolving Credit Agreement, entered into in June 2012, amended and restated our prior revolving credit agreement, which was scheduled to mature in August 2013. The U.S. Revolving Credit Agreement generally (i) is limited to a borrowing base consisting of specified percentages of eligible categories of assets; (ii) accrues variable-rate interest, unused line fees and letter of credit fees based upon a pricing grid which is tied to average unused availability and/or utilization; (iii) requires periodic interest payments with principal due at maturity (June 2017); and (iv) is generally secured by a first priority security interest in the accounts receivable, inventory, general intangibles and eligible trademarks, investment property (including the equity interests of certain subsidiaries), deposit accounts, intercompany obligations, equipment, goods, documents, contracts, books and records and other personal property of Oxford Industries, Inc. and substantially all of its domestic subsidiaries.

        The U.K. Revolving Credit Agreement generally (i) accrues interest at the bank's base rate plus an applicable margin; (ii) requires interest payments monthly with principal payable on demand; and (iii) is collateralized by substantially all of the assets of our United Kingdom Ben Sherman subsidiaries.

        To the extent cash flow needs exceed cash flow provided by our operations we will have access, subject to their terms, to our lines of credit to provide funding for operating activities, capital expenditures and acquisitions, if any. Our credit facilities are also used to finance trade letters of credit for product purchases, which are drawn against our lines of credit at the time of shipment of the products and reduce the amounts available under our lines of credit and borrowing capacity under our credit facilities when issued. As of February 2, 2013, $7.2 million of trade letters of credit and other limitations on availability in the aggregate were outstanding against our credit facilities. After considering these limitations and the amount of eligible assets in our borrowing base, as applicable, as of February 2, 2013, we had $105.1 million and $0.6 million in unused availability under the U.S. Revolving Credit Agreement and the U.K. Revolving Credit Agreement, respectively, subject to the respective limitations on borrowings set forth in the U.S. Revolving Credit Agreement and the U.K. Revolving Credit Agreement.

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

        We believe that the affirmative covenants, negative covenants, financial covenants and other restrictions under our credit facilities are customary for those included in similar facilities entered into at the time we entered into our agreements. During fiscal 2012 and as of February 2, 2013, no financial covenant testing was required pursuant to our U.S. Revolving Credit Agreement as the minimum availability threshold was met at all times. As of February 2, 2013, we were compliant with all covenants related to our credit facilities.

Redemption and Repurchase of Senior Notes:

        During the second quarter and third quarters of fiscal 2011, we repurchased, in privately negotiated transactions, $45.0 million in aggregate principal amount of our Senior Secured Notes for $52.2 million, plus accrued interest, using cash on hand. The repurchase of the Senior Secured Notes and related write-off of $1.8 million of unamortized deferred financing costs and discount resulted in a loss on repurchase of senior notes of $9.0 million in fiscal 2011. In the second quarter of 2012, we redeemed all of the remaining outstanding $105 million in aggregate principal amount of the Senior Secured Notes, which were scheduled to mature in July 2015. The redemption of the Senior Secured Notes at a premium of $6.0 million and the write-off of $3.1 million of unamortized deferred financing costs and unamortized bond discount resulted in a loss on repurchase of senior notes of $9.1 million. The redemption of the Senior Secured Notes was funded through borrowings under our U.S. Revolving Credit Agreement and cash on hand and satisfied and discharged all of our obligations with respect to the Senior Secured Notes.

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

Contractual Obligations

        The following table summarizes our contractual cash obligations, as of February 2, 2013, by future period (in thousands):

	Payments Due by Period
	Less Than 1 year	1-3 Years	3-5 Years	More Than 5 Years	Total
Contractual Obligations:
U.S. Revolving Credit Agreement and U.K. Revolving Credit Agreement(1)	$—	$—	$—	$—	$—
Operating leases(2)	54,786	98,611	69,401	133,907	356,705
Minimum royalty and advertising payments pursuant to royalty agreements	5,082	8,201	—	—	13,283
Letters of credit	7,208	—	—	—	7,208
Contingent purchase price consideration(3)	—	15,000	—	—	15,000
Other(4)(5)(6)	—	—	—	—	—

Total	$67,076	$121,812	$69,401	$133,907	$392,196

(1)
Principal and interest amounts payable in future periods on our U.S. Revolving Credit Agreement and U.K. Revolving Credit Agreement have been excluded from the table above, as the amount that will be outstanding and interest rate during any fiscal year will be dependent upon future events which are not known at this time. As of February 2, 2013, $108.6 million was outstanding under our U.S. Revolving Credit Agreement, which matures in June 2017, and $7.9 million was outstanding under our U.K. Revolving Credit Agreement, which is payable on demand.

(2)
Amounts to be paid in future periods for real estate taxes, insurance, other operating expenses and contingent rent applicable to the properties pursuant to the respective operating leases have been excluded from the table above, as the amounts payable in future periods are generally not quantified in the lease agreements and are dependent on factors which are not known at this time. Such amounts incurred in fiscal 2012 totaled $16.1 million.

(3)
Amounts reflected in the table reflect the maximum amount payable pursuant to a contingent consideration arrangement associated with the Lilly Pulitzer acquisition, which totaled $15.0 million as of February 2, 2013. Amounts are payable if certain performance criteria related to the acquired business are met during fiscal 2013 and fiscal 2014. As of February 2, 2013, our consolidated balance sheet reflects a liability of $14.5 million associated with this arrangement, which is included in non-current contingent consideration and reflects the fair value of the anticipated payments as of that date.

(4)
Amounts totaling $11.0 million of deferred compensation obligations and obligations related to the postretirement benefit portions of endorsement-type split dollar life insurance policies, which are included in other non-current liabilities in our consolidated balance sheet as of February 2, 2013, have been excluded from the table above, due to the uncertainty of the timing of the payment of these obligations, which are generally at the discretion of the individual employees or upon the death of the individual, respectively.

(5)
An environmental reserve liability of $1.8 million, which is included in other non-current liabilities in our consolidated balance sheet as of February 2, 2013 and discussed in Note 6 to our consolidated financial statements included in this report, has been excluded from the above table, as we were not contractually obligated to incur these costs as of February 2, 2013 and the timing of payment is uncertain.

(6)
Non-current deferred tax liabilities of $34.4 million included in our consolidated balance sheet as of February 2, 2013 and discussed in Note 8 to our consolidated financial statements included in this report have been excluded from the above table, as deferred income tax liabilities are calculated based on temporary differences between the tax basis and book basis of assets and liabilities, which will result in taxable amounts in future years when the liabilities are settled at their reported financial statement amounts. As the results of these calculations do not have a direct connection with the amount of cash taxes to be paid in any future periods, scheduling deferred income tax liabilities by period could be misleading.

        Our anticipated capital expenditures for fiscal 2013, which are excluded from the table above as we are not contractually obligated to pay these amounts as of February 2, 2013, are expected to be approximately $45 million. These expenditures are expected to consist primarily of costs associated with opening new retail stores, retail store and restaurant remodeling and information technology initiatives, including e-commerce enhancements.

Dividend Declaration

        On March 27, 2013, our Board of Directors approved a cash dividend of $0.18 per share payable on May 3, 2013 to shareholders of record as of the close of business on April 19, 2013. Although we have paid dividends in each quarter since we became a public company in July 1960, we may discontinue or modify dividend payments at any time if we determine that other uses of our capital, including payment of outstanding debt, repurchases of outstanding shares, funding of acquisitions or funding of capital expenditures, may be in our best interest; if our expectations of future cash flows and future cash needs outweigh the ability to pay a dividend; or if the terms of our credit facilities, other debt instruments, contingent consideration arrangements or applicable law limit our ability to pay dividends. We may borrow to fund dividends in the short-term based on our expectation of operating cash flows in future periods subject to the terms and conditions of our credit facilities or other debt instruments and applicable law. All cash flow from operations will not necessarily be paid out as dividends in all periods. For details about limitations on our ability to pay dividends, see Note 5 of our consolidated financial statements contained in this report and the discussion of our credit facilities above.

Off Balance Sheet Arrangements

        We have not entered into agreements which meet the SEC's definition of an off balance sheet financing arrangement, other than operating leases, and have made no financial commitments to or guarantees with respect to any unconsolidated subsidiaries or special purpose entities.

CRITICAL ACCOUNTING POLICIES

        The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. On an ongoing basis, we evaluate our estimates, including those related to receivables, inventories, goodwill, intangible assets, income taxes, contingencies and other accrued expenses. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that we have appropriately applied our critical accounting policies. However, in the event that inappropriate assumptions or methods were used relating to the critical accounting policies below, our consolidated statements of earnings could be misstated.

        The detailed summary of significant accounting policies is included in Note 1 to our consolidated financial statements contained in this report. The following is a brief discussion of the more significant accounting policies, estimates and methods we use.

Revenue Recognition and Accounts Receivable

        Our revenue consists of direct to consumer sales, which includes retail store, e-commerce, restaurant and concession sales, as well as wholesale sales. We consider revenue realized or realizable and earned when the following criteria are met: (1) persuasive evidence of an agreement exists, (2) delivery has occurred, (3) our price to the buyer is fixed or determinable, and (4) collectibility is reasonably assured.

        Retail store, e-commerce, restaurant and concession revenues are recognized at the time of sale to consumers, which is considered the time of shipment for e-commerce sales, as we believe the criteria for revenue recognition are met at the time of sale. Retail store, e-commerce, restaurant and concession revenues are recorded net of estimated returns, as appropriate, and net of applicable sales taxes in our consolidated statements of earnings. As direct to consumer products may be returned in future periods after the date of original purchase by the consumer, we must make estimates of reserves for products which were sold prior to the balance sheet date but that we anticipate may be returned by the consumer subsequent to that date. The determination of direct to consumer return reserve amounts requires judgment and consideration of historical and current trends, evaluation of current economic trends and other factors. Our historical estimates of direct to consumer return reserves have not differed materially from actual results. As of February 2, 2013, our direct to consumer return reserve was $2.4 million. A 10% change in the direct to consumer return reserve as of February 2, 2013 would have had a $0.2 million pre-tax impact on earnings from continuing operations in fiscal 2012.

        For sales within our wholesale operations, we consider a submitted purchase order or some form of electronic communication from the customer requesting shipment of the goods to be persuasive evidence of an agreement and the products are generally considered sold and delivered at the time that the products are shipped, as substantially all products are sold based on FOB shipping point terms. In certain cases in which we retain risk of loss during shipment, revenue recognition does not occur until the goods have reached the specified customer.

        In the normal course of business we offer certain discounts or allowances to our wholesale customers. Wholesale operations' sales are recorded net of such discounts and allowances, as well as advertising support not specifically relating to the reimbursement for actual advertising expenses by our customers, operational chargebacks and provisions for estimated returns. As certain allowances and other deductions are not finalized until the end of a season, program or other event which may not have occurred yet, we estimate such discounts and allowances on an ongoing basis. Significant considerations in determining our estimates for discounts, returns, allowances and operational chargebacks for wholesale customers include historical and current trends, agreements with customers, projected seasonal results, an evaluation of current economic conditions and retailer performance. Actual discounts and allowances to our wholesale customers have not differed materially from our estimates in prior periods. As of February 2, 2013, our total reserves for discounts and allowances for our wholesale businesses were $11.1 million and, therefore, if the allowances changed by 10% it would have had a pre-tax impact of $1.1 million on earnings from continuing operations in fiscal 2012.

        In circumstances where we become aware of a specific wholesale customer's inability to meet its financial obligations, a specific reserve for bad debts is taken as a reduction to accounts receivable to reduce the net recognized receivable to the amount reasonably expected to be collected. For all other wholesale customers, we recognize estimated reserves for bad debts based on our historical collection experience, the financial condition of our customers, an evaluation of current economic conditions and anticipated trends, each of which is subjective and requires certain assumptions. Actual charges for uncollectible amounts have not differed materially from our estimates in prior periods. As of February 2, 2013, our allowance for doubtful accounts was $1.0 million, and therefore, if the allowance for doubtful accounts changed by 10% it would have had a pre-tax impact of $0.1 million on earnings from continuing operations in fiscal 2012.

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

        For consolidated financial reporting, $92.5 million of our inventories are valued at the lower of last-in, first-out (LIFO) method cost or market after deducting the $56.4 million LIFO reserve as of February 2, 2013. The remaining $17.1 million of our inventories are valued at the lower of FIFO cost or market as of February 2, 2013. As of February 2, 2013 and January 28, 2012, 84% and 86%, respectively, of our inventories were accounted for using the LIFO method. Generally, our inventories related to our domestic operations are valued at the lower of LIFO cost or market and our inventories related to our international operations are valued at the lower of FIFO cost or market. LIFO reserves are based on the Producer Price Index as published by the United States Department of Labor. We write down inventories valued at the lower of LIFO cost or market when LIFO exceeds market value. We consider LIFO accounting adjustments to not only include changes in the LIFO reserve, but also changes in markdown reserves which are considered in LIFO accounting. LIFO inventory accounting adjustments are not allocated to our operating groups as LIFO inventory pools do not correspond to our operating group definitions. For operating group reporting purposes included in this report, the impact of LIFO accounting is included in Corporate and Other.

        As of February 2, 2013, we had recorded a reserve of $1.2 million related to inventory on the lower of FIFO cost or market method and for inventory on the lower of LIFO cost or market method with markdowns in excess of our LIFO reserve. A 10% change in the amount of markdowns for inventory valued on the lower of FIFO cost or market method and markdowns in excess of the LIFO reserve as of February 2, 2013 would have a pre-tax impact of $0.1 million on earnings from continuing operations in fiscal 2012. A change in the markdowns of our inventory valued at the lower of LIFO cost or market method typically would not be expected to have a material impact on our consolidated financial statements after consideration of the existence of our significant LIFO reserve of $56.4 million, or 34% of the FIFO cost of the inventory, as of February 2, 2013, as well as the high gross margins historically achieved for the sale of our lifestyle branded products. A change in inventory levels at the end of future fiscal years compared to inventory balances as of February 2, 2013 could result in a material impact on our consolidated financial statements as such a change may erode portions of our earlier base year layers for purposes of making our annual LIFO computation. Additionally, a change in the Producer Price Index as published by the United States Department of Labor as compared to the indexes as of February 2, 2013 could result in a material impact on our consolidated financial statements as inflation or deflation would change the amount of our LIFO reserve.

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

        The purchase method of accounting for business combinations requires that assets and liabilities, including inventories, are recorded at fair value at acquisition. In accordance with GAAP, the definition of fair value of inventories acquired generally will equal the expected sales price less certain costs associated with selling the inventory, which may exceed the actual cost of producing the acquired inventories. In accordance with GAAP, in connection with our December 2010 acquisition of the Lilly Pulitzer brand and operations, we recognized a write-up of inventories of $1.8 million above the cost of acquired inventories to fair value, which we included in our allocation of purchase price. Based on the inventory turn of the acquired inventories, $0.8 million of the write-up was recognized as additional cost of goods sold in fiscal 2010, and the remaining $1.0 million of the write-up, which was recognized as cost of goods sold during fiscal 2011 as the acquired inventory was sold in the ordinary course of business. In determining the fair value of the acquired inventory, as well as the appropriate period to recognize the charge in our consolidated statements of earnings as the acquired inventory is sold, we must make certain assumptions regarding costs incurred prior to acquisition for the acquired inventory, an appropriate profit allowance, estimates of the costs to sell the inventory and the timing of the sale of the acquired inventory. Such estimates involve significant uncertainty, and if we had made different assumptions, the impact on our consolidated financial statements could be significant.

Intangible Assets, net

        Intangible assets included in our consolidated balance sheet as of February 2, 2013 totaled $164.3 million, which includes $3.8 million of customer relationships and other intangible assets with finite lives and $160.5 million of trademarks with indefinite lives. At acquisition, we estimate and record the fair value of purchased intangible assets, which primarily consist of trademarks and customer relationships. The fair values and useful lives of these intangible assets are estimated based on management's assessment as well as independent third party appraisals in some cases. Such valuations, which are dependent upon a number of uncertain factors, may include a discounted cash flow analysis of anticipated revenues or cost savings resulting from the acquired intangible asset using an estimate of a risk-adjusted market-based cost of capital as the discount rate. The valuation of intangible assets requires significant judgment due to the variety of uncertain factors, including planned use of the intangible assets as well as estimates of net sales, royalty income, operating income, growth rates, royalty rates for the trademarks, discount rates and income tax rates, among other factors. The use of different assumptions related to these uncertain factors at acquisition could result in a material change to the amounts of intangible assets initially recorded at acquisition, which could result in a material impact on our consolidated financial statements.

        As a result of our December 2010 acquisition of the Lilly Pulitzer brand and operations, we recognized $30.5 million of intangible assets, including trademarks and customer relationships in our consolidated balance sheet at acquisition using the methodology outlined above. These acquired intangible assets consist of $27.5 million of indefinite lived trademarks and $3.0 million of definite lived customer relationships.

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

        Amortization of intangible assets with finite lives, which primarily consist of customer relationships, is recognized over their estimated useful lives using a method of amortization that reflects the pattern in which the economic benefits of the intangible assets are consumed or otherwise realized. We amortize our intangible assets with finite lives for periods of up to 15 years. The determination of an appropriate useful life for amortization is based on our plans for the intangible asset as well as factors outside of our control. Intangible assets with finite lives are reviewed for impairment periodically if events or changes in circumstances indicate that the carrying amount may not be recoverable. If expected future undiscounted cash flows from operations are less than their carrying amounts, an asset is determined to be impaired and a loss is recorded for the amount by which the carrying value of the asset exceeds its fair value. Amortization related to intangible assets with finite lives totaled $1.0 million during fiscal 2012 and is anticipated to be approximately $0.9 million in fiscal 2013.

        In fiscal 2012, fiscal 2011 and fiscal 2010, no impairment charges related to intangible assets were recognized. Additionally, we do not believe that a 10% change in any of the assumptions utilized in testing our intangible assets for impairment would have resulted in an impairment charge during any of those periods.

Goodwill, net

        Goodwill is recognized as the amount by which the cost to acquire a company or group of assets exceeds the fair value of assets acquired less any liabilities assumed at acquisition. Thus, the amount of goodwill recognized in connection with a business combination is dependent upon the fair values assigned to the individual assets acquired and liabilities assumed in a business combination. Goodwill is allocated to the respective reporting unit at the time of acquisition. As a result of our December 2010 acquisition of the Lilly Pulitzer brand and operations, we allocated $16.9 million of goodwill to the Lilly Pulitzer business. Goodwill is not amortized but instead is evaluated for impairment annually or more frequently if events or circumstances indicate that the goodwill might be impaired.

        We test, either qualitatively or as a two-step evaluation, goodwill for impairment as of the first day of the fourth quarter of our fiscal year. The qualitative factors to determine the likelihood of goodwill impairment, as well as to consider if an interim test is appropriate, include: (a) macroeconomic conditions, (b) industry and market considerations, (c) cost factors, (d) overall financial performance, (e) other relevant entity-specific events, (f) events affecting a reporting unit, (g) a sustained decrease in share price, or (h) other factors as appropriate. In the event we determine that we will bypass the qualitative impairment option or if we determine that a quantitative test is appropriate, the quantitative test includes valuations of each applicable underlying business using fair value techniques and market comparables which may include a discounted cash flow analysis or an independent appraisal. Significant estimates, some of which may be very subjective, considered in such a discounted cash flow analysis are future cash flow projections of the business, the discount rate, which estimates the risk-adjusted market based cost of capital, and other assumptions. The estimates and assumptions included in the two-step evaluation of the recoverability of goodwill involve significant uncertainty, and if our plans or anticipated results change, the impact on our financial statements could be significant.

        No impairment of goodwill was recognized during fiscal 2012, fiscal 2011 or fiscal 2010. Additionally, we do not believe that a 10% change in any of the assumptions utilized in testing our goodwill for impairment would have resulted in an impairment charge during any of those periods.

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

        There are certain exceptions to the requirement that deferred tax liabilities be recognized for the difference in the financial and tax bases of assets in the case of foreign subsidiaries. The excess of financial statement over tax basis of an investment in a foreign subsidiary in excess of undistributed earnings is not recognized if management considers the investment to be essentially permanent in duration. We consider our investments in our foreign subsidiaries to be permanently reinvested, and accordingly have not recognized a deferred tax liability for any foreign subsidiary due to a difference in financial and tax basis. Deferred tax liabilities are also not required to be recognized for undistributed earnings of foreign subsidiaries when management considers those earnings to be permanently reinvested outside the United States. We consider the undistributed earnings of our foreign subsidiaries to be permanently reinvested outside the U.S. as of February 2, 2013 and therefore have not recorded a deferred tax liability on these earnings.

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

        As a global company, we are subject to income taxes in a number of domestic and foreign jurisdictions. Therefore, our income tax provision involves many uncertainties due to not only the timing differences of income for financial statement and tax return reporting, but also the application of complex tax laws and regulations, which are subject to interpretation and management judgment. The use of different assumptions or a change in our assumptions related to book to tax timing differences, our determination of whether foreign investments or earnings are permanently reinvested, the realizability of uncertain tax positions, the appropriateness of valuation allowances or other considerations, and the jurisdictions or significance of earnings in future periods each could have a significant impact on our income tax rate. Additionally, factors impacting income taxes including changes in tax laws or interpretations, court case decisions, statute of limitation expirations or audit settlements could have a significant impact on our income tax rate. An increase in our consolidated income tax rate from 38.5% to 39.5% during fiscal 2012 would have reduced earnings from continuing operations by $0.5 million.

        Income tax expense recorded during interim periods is generally based on the expected tax rate for the year, considering projections of earnings and book to tax differences, which are updated and refined throughout the year. The tax rate ultimately realized for the year may increase or decrease due to actual operating results or book to tax differences varying from our expectations from earlier in the year. Any changes in assumptions related to the need for a valuation allowance, the realizability of an uncertain tax position, changes in enacted tax rates, the expected operating results in total or by jurisdiction for the year, the jurisdictions generating operating income or loss, or other assumptions are accounted for in the period in which the change occurs so that the year to date tax provision reflects the expected annual rate. As certain of our foreign operations are in a loss position and future losses may not be deductible, a significant variance in losses in such jurisdictions from our expectations can have a very significant impact on our expected annual tax rate. Furthermore, the recognition of the benefit of losses expected to be realized may be limited in an interim period and may require adjustments to tax expense in the interim period that yield an effective tax rate for the interim period that is not representative of the expected tax rate for the year.

Fair Value Measurements

        For many assets and liabilities the determination of fair value may not require the use of many assumptions or other estimates. However, in some cases the assumptions or inputs associated with the determination of fair value as of a measurement date may require the use of many assumptions and may be internally derived or otherwise unobservable. We utilize certain market-based and internally derived information and make assumptions about the information in determining the fair values of assets and liabilities acquired as part of a business combination, as well as in other circumstances, adjusting previously recorded assets and liabilities to fair value at each balance sheet date, including the fair value of contingent consideration obligations, and assessing recognized assets for impairment, including intangible assets, goodwill and property and equipment.

        As part of our acquisition of the Lilly Pulitzer brand and operations, we entered into a contingent consideration arrangement whereby we may be obligated to pay up to $20 million in cash in the aggregate, over the four years following the closing of the acquisition, based on Lilly Pulitzer's achievement of certain earnings targets. The terms of the contingent consideration arrangement are discussed in further detail in Note 6 to our consolidated financial statements included in this report. As of the date of acquisition we determined that the fair value of the contingent consideration was $10.5 million, which reflected the discounted fair value of the expected payments. Such valuation requires assumptions regarding anticipated cash flows, probabilities of cash flows, discount rates and other factors, which each involve a significant amount of uncertainty. Although there was uncertainty about whether the performance criteria in the contingent consideration arrangement will be achieved, we anticipated paying all of the contingent consideration. Thus, the fair value of the contingent consideration at acquisition reflected the $20 million of anticipated payments discounted to fair value using a discount rate which reflected the uncertainty regarding whether the earnings target may not be met given the growth required to achieve the contingent consideration payments as well as other factors.

        Subsequent to the date of acquisition, we must periodically adjust the liability for the contingent consideration to reflect the fair value of the contingent consideration by reassessing our valuation assumptions as of that date. As of January 28, 2012, we still anticipated that the performance criteria would be met based on the operating results of the Lilly Pulitzer business exceeding the performance criteria in fiscal 2011, and we reevaluated the discount rate at that time.

        As of February 2, 2013, we still anticipate that the performance criteria will be met based on the operating results of the Lilly Pulitzer business exceeding the performance criteria through fiscal 2012. Further, as of February 2, 2013, we determined that the use of a lower discount rate than used in prior periods would be appropriate. This lower discount rate reflects our assessment that we believe the likelihood of the contingent consideration being earned is greater than in prior years based on our consideration of, among other factors, (1) the historical earnings achieved by the Lilly Pulitzer operating group through fiscal 2012, including a significant amount of earnings from fiscal 2011 and fiscal 2012 in excess of the targets for those periods which carries over as a reduction to the targets in future years, (2) consideration that the fiscal 2012 earnings significantly exceeded both the fiscal 2013 and fiscal 2014 targets, (3) our operating income projections for the Lilly Pulitzer operating group for future periods which exceed the fiscal 2012 operating results and (4) the shorter remaining term of the contingent consideration arrangement, which provides greater visibility through the term of the agreement. Our assessment of these factors resulted in a reduction of the discount rate for the contingent consideration to a rate which reflects the reduced uncertainty of the amounts to be paid pursuant to the arrangement. Based on this assessment we determined that as of February 2, 2013, the fair value of the contingent consideration was $14.5 million, which reflects the expected remaining payment of $15.0 million discounted to fair value, after payment of $5.0 million in fiscal 2012.

        An increase in the discount rate of 100 basis points as of February 2, 2013 would decrease the fair value of the contingent consideration obligation included in our consolidated balance sheet and the change in fair value of contingent consideration charge to our statement of earnings for fiscal 2012 by $0.3 million, while a change in projected earnings for fiscal 2013 and fiscal 2014 of 10% would not impact the fair value of the contingent consideration as the earnings targets for those years would still be expected to be exceeded.

        The fair value of the contingent consideration liability is expected to increase each period with the recognition of change in fair value of contingent consideration resulting from the passage of time at the applicable discount rate as we approach the payment dates of the contingent consideration absent any significant changes in assumptions related to the valuation or the probability of payment of the contingent consideration earned during the prior year. During fiscal 2012 and fiscal 2011, we recognized change in fair value of contingent consideration of $6.3 million and $2.4 million, respectively, in our consolidated statements of earnings. The amounts recognized in fiscal 2012 reflect the passage of time as well the change in the discount rate at February 2, 2013 as discussed above, while fiscal 2011 primarily reflected the passage of time, with no significant changes in our assumptions used in determining fair value during fiscal 2011. We estimate that the change in fair value of contingent consideration related to the passage of time in fiscal 2013 and fiscal 2014 will be approximately $0.3 million in each year; however the total change in fair value of contingent consideration expense recognized in future periods could be significantly different if we change certain of our assumptions related to the contingent consideration during those periods or if the expected earnings of Lilly Pulitzer are significantly lower than earnings levels achieved in fiscal 2012.

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

SEASONALITY

        Each of our operating groups are impacted by seasonality as the demand by specific product or style, as well as by distribution channel, may vary significantly depending on the time of year. For information regarding the seasonality impact on individual operating groups and for our total company, see Part I, Item1, Business, included in this report.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

        We are exposed to market risk from changes in interest rates on our indebtedness, which could impact our financial condition and results of operations in future periods. We intend to limit the impact of interest rate changes on earnings and cash flow, primarily through a mix of fixed-rate and variable-rate debt, although at times we may not have any variable-rate or fixed-rate debt. Additionally, we may enter into interest rate swap arrangements related to certain of our variable-rate borrowings in order to fix the interest rate on variable-rate borrowings if we determine that our exposure to interest rate changes is higher than optimal. Our assessment also considers our need for flexibility in our borrowing arrangements resulting from the seasonality of our business, among other factors. We continuously monitor interest rates to consider the sources and terms of our borrowing facilities in order to determine whether we have achieved our interest rate management objectives. We do not enter into debt agreements or interest rate hedging transactions on a speculative basis.

        During the second quarter of fiscal 2012, we redeemed our Senior Secured Notes which remained outstanding at that time. This redemption was funded through borrowings under our U.S. Revolving Credit Agreement and cash on hand, resulting in all of our borrowings being variable rate borrowings subsequent to this redemption. In order to mitigate our exposure to changes in interest rates in future periods, we entered into an interest rate swap agreement under which we fixed the interest rate on certain of our borrowings, ranging from $25 million to $45 million, during the period from August 2013 until March 2015, which essentially results in a portion of our anticipated debt levels during those periods being fixed rate borrowings at a rate equal to 0.42% plus the applicable margin, as specified in our U.S. Revolving Credit Agreement.

        As of February 2, 2013, we had $116.5 million of debt outstanding which was subject to variable interest rates. Our lines of credit, which include our U.S. Revolving Credit Agreement and our U.K. Revolving Credit Agreement, accrue interest based on variable interest rates while providing the necessary borrowing flexibility we require due to the seasonality of our business and our need to fund certain product purchases with trade letters of credit.

        Considering the changes in our borrowing arrangements in fiscal 2012, we do not believe that borrowings and interest rates, and therefore interest expense, for fiscal 2012 are indicative of borrowings and interest expense in future periods. Based on our current borrowings under our revolving credit agreements and expected borrowings in fiscal 2013, we anticipate that interest expense will be approximately $4.5 million during fiscal 2013 assuming no significant changes in interest rates. We estimate that a 100 basis point change in interest rates would not have a material impact on our consolidated financial statements. To the extent that the amounts outstanding under our variable-rate lines of credit change our exposure to changes in interest rates would also change to the extent we have not entered into an interest rate swap for those amounts.

Foreign Currency Risk

        To the extent that we have assets and liabilities, as well as operations, denominated in foreign currencies that are not hedged, we are subject to foreign currency transaction and translation gains and losses. We receive United States dollars for most of our product sales. Less than 10% of our net sales in fiscal 2012 were denominated in currencies other than the United States dollar. These sales primarily relate to Ben Sherman sales in the United Kingdom and Europe. A strengthening United States dollar could result in lower levels of sales and earnings in our consolidated statements of earnings in future periods, although the sales in foreign currencies could be equal to or greater than amounts as previously reported. Based on our net sales during fiscal 2012 denominated in foreign currencies, if the United States dollar had been 10% stronger against the British pound we would have experienced a decrease in consolidated net sales of $5.7 million, but we believe the impact on operating income would not have been material.

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

        We may from time to time purchase short-term foreign currency forward exchange contracts to hedge against changes in foreign currency exchange rates and the amounts outstanding at any time during the year may vary. As of February 2, 2013, we were a party to $33.4 million of such contracts that were unsettled, which had an unrealized fair value resulting in a liability of $0.6 million. These contracts primarily consist of $17 million of agreements to purchase U.S. dollars with British pound sterling and $16 million of agreements to sell Euro for British pound sterling. When such contracts are outstanding, the contracts are marked to market with the offset being recognized in other comprehensive income or our consolidated statement of earnings if the transaction does or does not, respectively, qualify as a hedge in accordance with GAAP.

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

Commodity and Inflation Risk

        We are affected by inflation and changing prices primarily through the purchase of raw materials and finished goods and increased operating costs to the extent that any such fluctuations are not reflected by adjustments in the selling prices of our products. Inflation/deflation risks are managed by each operating group through selective price increases when possible, productivity improvements and cost containment initiatives. We do not enter into significant long-term sales or purchase contracts, and we do not engage in hedging activities with respect to such commodity risk. Based on purchases and negotiations for inventory purchases thus far in fiscal 2013, it appears that certain product costing pressures, including transportation and labor, will not decline much, if at all, and that such costs as well as other product costs likely could increase in the future, which could negatively impact our operating results in the future.

Item 8.    Financial Statements and Supplementary Data

OXFORD INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except par amounts)

	February 2, 2013	January 28, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$7,517	$13,373
Receivables, net	62,805	59,706
Inventories, net	109,605	103,420
Prepaid expenses, net	19,511	17,838
Deferred tax assets	22,952	19,733

Total current assets	222,390	214,070
Property and equipment, net	128,882	93,206
Intangible assets, net	164,317	165,193
Goodwill	17,275	16,495
Other non-current assets, net	23,206	20,243

Total Assets	$556,070	$509,207

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable and other accrued expenses	$90,850	$89,149
Accrued compensation	25,472	23,334
Contingent consideration current liability	—	2,500
Short-term debt	7,944	2,571

Total current liabilities	124,266	117,554
Long-term debt	108,552	103,405
Non-current contingent consideration	14,450	10,645
Other non-current liabilities	44,572	38,652
Non-current deferred income taxes	34,385	34,882
Commitments and contingencies
Shareholders' Equity:
Common stock, $1.00 par value per share	16,595	16,522
Additional paid-in capital	104,891	99,670
Retained earnings	132,944	111,551
Accumulated other comprehensive loss	(24,585)	(23,674)

Total shareholders' equity	229,845	204,069

Total Liabilities and Shareholders' Equity	$556,070	$509,207

See accompanying notes.

OXFORD INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF EARNINGS

(in thousands, except per share amounts)

	Fiscal 2012	Fiscal 2011	Fiscal 2010
Net sales	$855,542	$758,913	$603,947
Cost of goods sold	385,985	345,944	276,540

Gross profit	469,557	412,969	327,407
SG&A	410,737	358,582	301,975
Change in fair value of contingent consideration	6,285	2,400	200
Royalties and other operating income	16,436	16,820	15,430

Operating income	68,971	68,807	40,662
Interest expense, net	8,939	16,266	19,887
Loss on repurchase of senior notes	9,143	9,017	—

Earnings from continuing operations before income taxes	50,889	43,524	20,775
Income taxes	19,572	14,281	4,540

Earnings from continuing operations	31,317	29,243	16,235
Earnings from discontinued operations, net of taxes	—	137	62,423

Net earnings	$31,317	$29,380	$78,658

Earnings from continuing operations per share:
Basic	$1.89	$1.77	$0.98
Diluted	$1.89	$1.77	$0.98

Earnings from discontinued operations, net of taxes, per share:
Basic	$0.00	$0.01	$3.77
Diluted	$0.00	$0.01	$3.77

Net earnings per share:
Basic	$1.89	$1.78	$4.76
Diluted	$1.89	$1.78	$4.75
Weighted average shares outstanding:
Basic	16,563	16,510	16,537
Dilution	23	19	14

Diluted	16,586	16,529	16,551

Dividends declared per share	$0.60	$0.52	$0.44

See accompanying notes.

OXFORD INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Fiscal 2012	Fiscal 2011	Fiscal 2010
Net earnings	$31,317	$29,380	$78,658
Other comprehensive income (loss), net of taxes
Foreign currency translation gain (loss)	171	(381)	(536)
Net unrealized gain (loss) on cash flow hedges	(1,082)	526	(43)

Total other comprehensive income (loss), net of taxes	(911)	145	(579)

Comprehensive income	$30,406	$29,525	$78,079

See accompanying notes.

OXFORD INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(in thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, January 30, 2010	$16,461	$91,840	$19,356	$(23,240)	$104,417
Net earnings and other comprehensive income (loss)	—	—	78,658	(579)	78,079
Shares issued under stock plans, net of tax benefit of $0.1 million	50	224	—	—	274
Compensation expense for stock awards	—	4,533	—	—	4,533
Cash dividends declared and paid	—	—	(7,275)	—	(7,275)

Balance, January 29, 2011	16,511	96,597	90,739	(23,819)	180,028
Net earnings and other comprehensive income	—	—	29,380	145	29,525
Shares issued under stock plans, net of tax benefit of $0.4 million	85	2,646	—	—	2,731
Compensation expense for stock awards	—	2,180	—	—	2,180
Repurchase of common stock	(74)	(1,753)	—	—	(1,827)
Cash dividends declared and paid	—	—	(8,568)	—	(8,568)

Balance, January 28, 2012	16,522	99,670	111,551	(23,674)	204,069
Net earnings and other comprehensive income	—	—	31,317	(911)	30,406
Shares issued under stock plans, net of tax benefit of $0.4 million	73	2,465	—	—	2,538
Compensation expense for stock awards	—	2,756	—	—	2,756
Cash dividends declared and paid	—	—	(9,924)	—	(9,924)

Balance, February 2, 2013	$16,595	$104,891	$132,944	$(24,585)	$229,845

See accompanying notes.

OXFORD INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal 2012	Fiscal 2011	Fiscal 2010
Cash Flows From Operating Activities:
Earnings from continuing operations	$31,317	$29,243	$16,235
Adjustments to reconcile earnings from continuing operations to net cash provided by operating activities:
Depreciation	25,310	25,959	18,216
Amortization of intangible assets	1,025	1,195	973
Change in fair value of contingent consideration	6,285	2,400	200
Amortization of deferred financing costs and bond discount	962	1,662	1,952
Loss on repurchase of senior notes	9,143	9,017	—
Stock compensation expense	2,756	2,180	4,549
Deferred income taxes	(3,753)	5,375	(4,620)
Changes in working capital, net of acquisitions and dispositions:
Receivables	(3,026)	(9,740)	162
Inventories	(5,408)	(18,332)	(17,920)
Prepaid expenses	(1,640)	(6,030)	(369)
Current liabilities	2,429	6,074	22,340
Other non-current assets	(3,886)	1,684	(1,260)
Other non-current liabilities	5,938	(6,042)	(4,767)

Net cash provided by operating activities	67,452	44,645	35,691
Cash Flows From Investing Activities:
Acquisitions, net of cash acquired	(1,813)	(398)	(58,303)
Purchases of property and equipment	(60,702)	(35,310)	(13,328)
Other	—	—	78

Net cash used in investing activities	(62,515)	(35,708)	(71,553)
Cash Flows From Financing Activities:
Repayment of revolving credit arrangements	(193,328)	(112,212)	(172,082)
Proceeds from revolving credit arrangements	307,270	114,835	172,082
Repurchase of senior notes	(111,000)	(52,175)	—
Repayment of company owned life insurance policy loans	—	—	(4,125)
Deferred financing costs paid	(1,524)	—	—
Payment of contingent consideration amounts earned	(4,980)	—	—
Proceeds from issuance of common stock	2,538	2,731	177
Repurchase of common stock	—	(1,827)	—
Dividends on common stock	(9,924)	(8,568)	(7,275)

Net cash used in financing activities	(10,948)	(57,216)	(11,223)
Cash Flows from Discontinued Operations:
Net operating cash flows provided by (used in) discontinued operations	—	13,735	(19,930)
Net investing cash flows provided by discontinued operations	—	3,744	102,790

Net cash provided by discontinued operations	—	17,479	82,860

Net change in cash and cash equivalents	(6,011)	(30,800)	35,775
Effect of foreign currency translation on cash and cash equivalents	155	79	31
Cash and cash equivalents at the beginning of year	13,373	44,094	8,288

Cash and cash equivalents at the end of year	$7,517	$13,373	$44,094

Supplemental disclosure of cash flow information:
Cash paid for interest, net, including interest paid for discontinued operations	$8,348	$15,033	$18,560
Cash paid for income taxes, including income taxes paid for discontinued operations	$25,442	$40,839	$20,859

See accompanying notes.

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 2, 2013

Note 1. Summary of Significant Accounting Policies

  Principal Business Activity

        We are a global apparel company that designs, sources, markets and distributes products bearing the trademarks of our company-owned lifestyle brands as well as certain licensed and private label apparel products. Our portfolio of brands includes Tommy Bahama®, Lilly Pulitzer® and Ben Sherman®, as well as owned and licensed brands for tailored clothing and golf apparel. We distribute our company-owned lifestyle branded products through our direct to consumer channel, consisting of owned retail stores and e-commerce sites, and our wholesale distribution channel, which includes better department stores and specialty stores. Additionally, we operate a certain number of Tommy Bahama restaurants, generally adjacent to a Tommy Bahama retail store. Our branded and private label tailored clothing products are distributed through department stores, specialty stores, national chains, specialty catalogs, mass merchants and Internet retailers. Originally founded in 1942, we have undergone a transformation as we migrated from our historical domestic manufacturing roots towards a focus on designing, sourcing, marketing and distributing branded apparel products bearing prominent trademarks owned by us.

        Unless otherwise indicated, all references to assets, liabilities, revenues and expenses in our consolidated financial statements reflect continuing operations and exclude any amounts related to the discontinued operations of our former Oxford Apparel Group, as discussed in Note 14.

  Fiscal Year

        Our fiscal year ends on the Saturday closest to January 31 and will, in each case, begin at the beginning of the day next following the last day of the preceding fiscal year. As used in our consolidated financial statements, the terms fiscal 2010; fiscal 2011; fiscal 2012; fiscal 2013 and fiscal 2014 reflect the 52 weeks ended January 29, 2011; 52 weeks ended January 28, 2012; 53 weeks ended February 2, 2013; 52 weeks ending February 1, 2014; and 52 weeks ending January 31, 2015, respectively.

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

        We account for investments in which we exercise significant influence, but do not control and have not been determined to be the primary beneficiary, using the equity method of accounting. Significant influence is generally presumed to exist when we own between 20% and 50% of the entity. However, if we own a greater than 50% ownership interest in an entity and the minority shareholders hold certain rights that allow them to approve or veto certain major decisions of the business we would use the equity method of accounting. Under the equity method of accounting, original investments are

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

February 2, 2013

Note 1. Summary of Significant Accounting Policies (Continued)

recorded at cost, and are subsequently adjusted for our contributions to, distributions from and share of income or losses of the entity. Allocations of income and loss and distributions by the entity are made in accordance with the terms of the ownership agreement and reflected in royalties and other income in our consolidated statements of earnings. We did not own any material investments in an unconsolidated entity accounted for under the equity method as part of our continuing operations in any period presented.

  Business Combinations

        We account for our business combinations using the purchase method of accounting. The cost of each acquired business is allocated to the individual tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. The assessment of the estimated fair values of assets and liabilities acquired requires us to make certain assumptions regarding the use of the acquired assets, anticipated cash flows, probabilities of cash flows, discount rates and other factors. The allocation may be revised during an allocation period as necessary when, and if, information becomes available to revise the fair values of the assets acquired and the liabilities assumed. To the extent information to revise the allocation becomes available during the allocation period the allocation of the purchase price will be adjusted. Should information become available after the allocation period indicating that an adjustment to the allocation is appropriate, that adjustment will be included in our consolidated statements of earnings. The allocation period will not exceed one year from the date of the acquisition.

        On December 21, 2010, we acquired the Lilly Pulitzer brand and operations, which we operate as our Lilly Pulitzer operating group subsequent to acquisition. We initially paid $60 million in cash, subject to adjustment based on net working capital as of the closing date for the acquisition. We finalized our allocation of the purchase price to the fair value of acquired assets and liabilities assumed in the fourth quarter of fiscal 2011. Additionally, in connection with the acquisition, we entered into a contingent consideration arrangement whereby we may be obligated to pay up to $20 million in cash in the aggregate over the four years following the closing of the acquisition based on Lilly Pulitzer's achievement of certain earnings targets, as discussed in Note 6. Transaction costs related to this transaction, which are not included in the amount paid to the sellers above, totaled $0.8 million and are included in SG&A in our consolidated statement of earnings for fiscal 2010.

        As part of our allocation of the purchase price of acquired assets and liabilities assumed, in accordance with GAAP, we recognized a write-up of inventories in connection with our acquisition of the Lilly Pulitzer brand and operations of $1.8 million above the cost of the acquired inventories to fair value. Based on the inventory turn of the acquired inventories, $0.8 million of the write-up was recognized as additional cost of goods sold in fiscal 2010, with the remaining $1.0 million of the write-up recognized as additional cost of goods sold in fiscal 2011.

        During the second quarter of fiscal 2012, we acquired for $1.8 million, the assets and operations of the Tommy Bahama business in Australia from our former licensee that operated that business.

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

February 2, 2013

Note 1. Summary of Significant Accounting Policies (Continued)

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

        Retail store, e-commerce, restaurant and concession revenues are recognized at the time of sale to consumers, which is considered the time of shipment for e-commerce sales, as we believe the criteria for revenue recognition are met at the time of sale. Retail store, e-commerce, restaurant and concession revenues are recorded net of estimated returns, as appropriate, and net of applicable sales taxes in our consolidated statements of earnings.

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

        In the normal course of business we offer certain discounts or allowances to our wholesale customers. Wholesale operations' sales are recorded net of such discounts and allowances, as well as advertising support not specifically relating to the reimbursement for actual advertising expenses by our customers, operational chargebacks and provisions for estimated returns. As certain allowances and other deductions are not finalized until the end of a season, program or other event which may not have occurred yet, we estimate such discounts and allowances on an ongoing basis. Significant considerations in determining our estimates for discounts, returns, allowances and operational chargebacks for wholesale customers include historical and current trends, agreements with customers, projected seasonal results, an evaluation of current economic conditions and retailer performance. We record the discounts, returns and allowances as a reduction to net sales in our consolidated statements of earnings. As of February 2, 2013 and January 28, 2012, reserve balances related to these items were $11.1 million and $8.4 million, respectively.

        In circumstances where we become aware of a specific customer's inability to meet its financial obligations, a specific reserve for bad debts is taken as a reduction to accounts receivable to reduce the net recognized receivable to the amount reasonably expected to be collected. Such amounts are written off at the time that the amounts are not considered collectible. For all other customers, we recognize estimated reserves for bad debts based on our historical collection experience, the financial condition of our customers, an evaluation of current economic conditions and anticipated trends, each of which is subjective and requires certain assumptions. We include such charges and write-offs in SG&A in our

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

February 2, 2013

Note 1. Summary of Significant Accounting Policies (Continued)

consolidated statements of earnings. As of February 2, 2013 and January 28, 2012, bad debt reserve balances were $1.0 million and $2.0 million, respectively.

        Gift cards and merchandise credits issued by us are recorded as a liability until they are redeemed, at which point revenue is recognized. We have determined that based on historical experience gift cards and merchandise credits are unlikely to be redeemed once they have been outstanding for four years and therefore may be recognized as income, subject to applicable laws in certain states. Deferred revenue for gift cards purchased by consumers and merchandise credits received by customers but not yet redeemed, less any breakage income recognized, is included in accounts payable and other accrued expenses in our consolidated balance sheets and totaled $4.9 million and $4.2 million as of February 2, 2013 and January 28, 2012, respectively. Gift card breakage, which was not material in any period presented, is included in net sales in our consolidated statements of earnings.

        Royalties from the license of our owned brands, which are generally based on the greater of a percentage of the licensee's actual net sales or a contractually determined minimum royalty amount, are recorded based upon the guaranteed minimum levels and adjusted as sales data, or estimates thereof, is received from licensees. In some cases, we may receive initial payments for the grant of license rights, which are recognized as revenue over the term of the license agreement. Royalty income was $16.4 million, $16.8 million and $15.3 million during fiscal 2012, fiscal 2011 and fiscal 2010, respectively and is included in royalties and other operating income in our consolidated statements of earnings.

  Cost of Goods Sold

        We include in cost of goods sold and inventories all manufacturing, sourcing and procurement costs and expenses incurred prior to or in association with the receipt of finished goods at our distribution facilities, as well as in-bound freight from our warehouse to our own retail stores. The costs prior to receipt at our distribution facilities include product cost, inbound freight charges, import costs, purchasing costs, internal transfer costs, direct labor, manufacturing overhead, insurance, duties, brokers' fees and consolidators' fees. Our gross margins may not be directly comparable to those of our competitors, as statement of earnings classifications of certain expenses may vary by company.

  SG&A

        We include in SG&A costs incurred subsequent to the receipt of finished goods at our distribution facilities, such as the cost of inspection, stocking, warehousing, picking and packing, and shipping and handling of goods for delivery to customers as well as all costs associated with the operations of our retail stores, e-commerce sites, restaurants and concessions, such as labor, occupancy costs, store pre-opening costs (including rent, store set-up costs and training expenses) and other fees. SG&A also includes product design costs, selling costs, royalty costs, advertising, promotion and marketing expenses, professional fees, other general and administrative expenses, our corporate overhead costs and amortization of intangible assets.

        Distribution network costs, including shipping and handling, are included as a component of SG&A. We consider distribution network costs to be the costs associated with operating our distribution centers, as well as the costs paid to third parties who perform those services for us. In

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

February 2, 2013

Note 1. Summary of Significant Accounting Policies (Continued)

fiscal 2012, fiscal 2011 and fiscal 2010, distribution network costs, including shipping and handling, included in SG&A totaled $24.4 million, $23.2 million and $21.6 million, respectively. We generally classify amounts billed to customers for shipping and handling fees as revenues and classify costs related to shipping in SG&A in our consolidated statements of earnings.

        All costs associated with advertising, promoting and marketing of our products are expensed during the period when the advertisement first shows. Costs associated with cooperative advertising programs under which we agree to make general contributions to our wholesale customers' advertising and promotional funds are generally recorded as a reduction to net sales as recognized. If we negotiate an advertising plan and share in the cost for an advertising plan that is for specific ads run for products purchased by the customer from us, and the customer is required to provide proof that the advertisement was run, such costs are generally recognized as SG&A. Advertising, promotions and marketing expenses included in SG&A for fiscal 2012, fiscal 2011 and fiscal 2010 were $27.6 million, $23.7 million and $15.2 million, respectively. Prepaid advertising, promotions and marketing expenses included in prepaid expenses in our consolidated balance sheets as of February 2, 2013 and January 28, 2012 were $1.6 million and $1.2 million, respectively.

        Royalties related to our license of third party brands, which are generally based on the greater of a percentage of our actual net sales for the brand or a contractually determined minimum royalty amount, are recorded based upon the guaranteed minimum levels and adjusted based on net sales of the branded products, as appropriate. In some cases, we may be required to make certain up-front payments for the license rights, which are deferred and recognized as royalty expense over the term of the license agreement. Royalty expenses recognized as SG&A in fiscal 2012, fiscal 2011 and fiscal 2010 were $4.8 million, $4.2 million and $3.4 million, respectively. Such amounts may be dependent upon sales of our products which we sell pursuant to the terms of a license agreement with another party.

  Cash and Cash Equivalents

        We consider cash equivalents to be short-term investments with original maturities of three months or less for purposes of our consolidated statements of cash flows.

  Supplemental Disclosure of Non-cash Investing and Financing Activities

        During fiscal 2010, in connection with our acquisition of the Lilly Pulitzer brand and operations, we accrued the fair value of contingent consideration totaling $10.5 million as a non-cash financing activity. We also accrued an additional $6.3 million and $2.4 million of change in fair value of contingent consideration in our consolidated statements of earnings during fiscal 2012 and fiscal 2011, respectively. The maximum amount payable pursuant to the contingent consideration agreement is $20 million in the aggregate, of which $2.5 million was earned in fiscal 2011 and paid during fiscal 2012 and another $2.5 million was earned and paid in fiscal 2012, as discussed in Note 6.

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

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

February 2, 2013

Note 1. Summary of Significant Accounting Policies (Continued)

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

        For consolidated financial reporting, as of February 2, 2013 and January 28, 2012 $92.5 million, or 84%, and $88.5 million, or 86%, of our inventories were valued at the lower of LIFO cost or market after deducting our LIFO reserve. The remaining $17.1 million and $14.9 million of our inventories were valued at the lower of FIFO cost or market as of February 2, 2013 and January 28, 2012, respectively. Generally, inventories of our domestic operations are valued at the lower of LIFO cost or market, and our inventories of our international operations are valued at the lower of FIFO cost or market. LIFO reserves are based on the Producer Price Index as published by the United States Department of Labor. We write down inventories valued at the lower of LIFO cost or market when LIFO cost exceeds market value. We deem LIFO accounting adjustments to not only include changes in the LIFO reserve, but also changes in markdown reserves which are considered in LIFO accounting. As our LIFO inventory pool does not correspond to our operating group definitions, LIFO inventory accounting adjustments are not allocated to the respective operating groups. Thus, the impact of accounting for inventories on the LIFO method is reflected in Corporate and Other for operating group reporting purposes included in Note 10.

        The purchase method of accounting for business combinations requires that assets and liabilities, including inventories, are recorded at fair value at acquisition. In accordance with GAAP, the definition of fair value of inventories acquired generally will equal the expected sales price less certain costs associated with selling the inventory, which may exceed the actual cost of the acquired inventories.

  Property and Equipment, net

        Property and equipment, including leasehold improvements that are reimbursed by landlords as a tenant improvement allowance and any assets under capital leases, is carried at cost less accumulated depreciation. Additions are capitalized while repair and maintenance costs are charged to our statements of earnings as incurred. Depreciation is calculated using both straight-line and accelerated methods generally over the estimated useful lives of the assets as follows:

Leasehold improvements	Lesser of remaining life of the asset or lease term
Furniture, fixtures, equipment and technology	2 – 15 years
Buildings and improvements	7 – 40 years

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

February 2, 2013

Note 1. Summary of Significant Accounting Policies (Continued)

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

        Depreciation expense for fiscal 2012, fiscal 2011 and fiscal 2010 included $0.3 million, $4.6 million, and $0.4 million, respectively, of impairment charges for property and equipment, which generally relate to leasehold impairments at retail stores. Depreciation by operating group in Note 10 and in our consolidated statements of cash flows includes these impairment charges. In fiscal 2011, $3.7 million of the $4.6 million of impairment charges reflect impairment of retail store and restaurant assets in the Tommy Bahama operating group. Substantially all of the impairment charges were recorded in SG&A in our consolidated statements of earnings.

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

        Intangible assets with indefinite lives, which primarily consist of trademarks, are not amortized but instead evaluated for impairment annually or more frequently if events or circumstances indicate that the intangible asset might be impaired. The evaluation of the recoverability of trademarks with indefinite lives includes valuations based on a discounted cash flow analysis utilizing the relief from royalty method, among other considerations. Like the initial valuation, the evaluation of recoverability is dependent upon a number of uncertain factors which require certain assumptions to be made by us, including estimates of net sales, royalty income, operating income, growth rates, royalty rates for the trademark, discount rates and income tax rates, among other factors. If an annual or interim analysis indicates an impairment of a trademark with an indefinite useful life, the amount of the impairment is recognized in our consolidated financial statements based on the amount that the carrying value exceeds the estimated fair value of the asset.

        In July 2012, the FASB amended ASC 350 "Intangibles—Goodwill and Other." This amendment, which we adopted in the fourth quarter of fiscal 2012, resulted in no material impact on our consolidated financial statements. The amendment provides us with the option first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles—Goodwill and Other—General Intangibles Other than Goodwill. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. We also have the option to bypass the qualitative assessment for any indefinite-lived intangible asset in

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

February 2, 2013

Note 1. Summary of Significant Accounting Policies (Continued)

any period and proceed directly to performing the quantitative impairment test, and we will be able to resume performing the qualitative assessment in any subsequent period.

        We test, either quantitatively or qualitatively, intangible assets with indefinite lives for impairment as of the first day of the fourth quarter of our fiscal year, or at an interim date if indicators of impairment exist at that date. No impairment of intangible assets with indefinite lives was recognized during any period presented.

        We recognize amortization of intangible assets with finite lives, which primarily consist of customer relationships and trademarks, over the estimated useful lives of the intangible assets using a method of amortization that reflects the pattern in which the economic benefits of the intangible assets are consumed or otherwise realized. Certain of our intangible assets with finite lives may be amortized over periods of up to 15 years in some cases. The determination of an appropriate useful life for amortization is based on our plans for the intangible asset as well as factors outside of our control, including expected customer attrition. Amortization of intangible assets is included in SG&A in our consolidated statements of earnings. Intangible assets with finite lives are reviewed for impairment periodically if events or changes in circumstances indicate that the carrying amount may not be recoverable. If expected future discounted cash flows resulting from the intangible assets are less than their carrying amounts, an asset is determined to be impaired and a loss is recorded for the amount by which the carrying value of the asset exceeds its fair value. No impairment of intangible assets with finite lives was recognized during any period presented.

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

        We test, either qualitatively or as a two-step quantitative evaluation, goodwill for impairment as of the first day of the fourth quarter of our fiscal year. The qualitative factors that we use to determine the likelihood of goodwill impairment, as well as to determine if an interim test is appropriate, include: (a) macroeconomic conditions, (b) industry and market considerations, (c) cost factors, (d) overall financial performance, (e) other relevant entity-specific events, (f) events affecting a reporting unit, (g) a sustained decrease in share price, or (h) other factors as appropriate. In the event we determine that we will bypass the qualitative impairment option or if we determine that a quantitative test is appropriate, the quantitative test includes valuations of each applicable underlying business using fair value techniques and market comparables which may include a discounted cash flow analysis or an independent appraisal. Significant estimates, some of which may be very subjective, considered in such a discounted cash flow analysis are future cash flow projections of the business, the discount rate, which

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

February 2, 2013

Note 1. Summary of Significant Accounting Policies (Continued)

estimates the risk-adjusted market based cost of capital, and other assumptions. The estimates and assumptions included in the two-step evaluation of the recoverability of goodwill involve significant uncertainty, and if our plans or anticipated results change, the impact on our financial statements could be significant.

        If an annual or interim analysis indicates an impairment of goodwill balances, the impairment is recognized in our consolidated financial statements. No impairment of goodwill was recognized during any periods presented. As of February 2, 2013, all the goodwill included in our consolidated balance sheet is deductible for tax purposes.

  Prepaid Expenses and Other Non-Current Assets, net

        Amounts included in prepaid expenses primarily consist of prepaid operating expenses, including rent, taxes, insurance, advertising and royalties. Other non-current assets primarily consist of assets set aside for potential deferred compensation liabilities related to our deferred compensation plan as discussed below, assets related to certain investments in officers' life insurance policies, security deposits and deferred financing costs.

        Officers' life insurance policies that are owned by us, which are included in other non-current assets, net, are recorded at their cash surrender value, less any outstanding loans associated with the life insurance policies that are payable to the life insurance company with which the policy is outstanding. As of February 2, 2013 and January 28, 2012, the officers' life insurance policies, net recorded in our consolidated balance sheets totaled $5.5 million and $5.3 million, respectively. During fiscal 2010, we repaid $4.1 million of loans associated with the life insurance policies.

        Deferred financing costs, which are included in other non-current assets, net, are amortized on a straight-line basis, which approximates the effective interest method over the life of the related debt. Amortization expense for deferred financing costs, which is included in interest expense in our consolidated statements of earnings, was $0.8 million, $1.1 million and $1.3 million during fiscal 2012, fiscal 2011 and fiscal 2010, respectively. Additionally, $1.7 million and $1.1 million of deferred financing costs were written off and included in loss on repurchase of senior notes in fiscal 2012 and fiscal 2011, respectively, in conjunction with our redemption or repurchase, satisfaction and discharge of senior notes in the respective period with no such write-off in fiscal 2010. Unamortized deferred financing costs totaled $1.9 million and $2.7 million at February 2, 2013 and January 28, 2012, respectively.

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

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

February 2, 2013

Note 1. Summary of Significant Accounting Policies (Continued)

consolidated financial statements. These securities approximate the participant-directed investment selections underlying the deferred compensation liabilities.

        The total value of the assets set aside for potential deferred compensation liabilities, which are included in other non-current assets, net, as of February 2, 2013 and January 28, 2012 was $10.3 million and $9.0 million, respectively, substantially all of which are held in a rabbi trust. The liabilities associated with the non-qualified deferred compensation plan are included in other non-current liabilities in our consolidated balance sheets and totaled $10.0 million and $8.8 million at February 2, 2013 and January 28, 2012, respectively.

  Accounts Payable, Other Accrued Expenses and Accrued Compensation

        Liabilities for accounts payable, accrued compensation and other accrued expenses are carried at cost, which reflects the fair value of the consideration expected to be paid in the future for goods and services received, whether or not billed to us. Accruals for employee insurance and workers' compensation, which are included in accounts payable and other accrued expenses in our consolidated balance sheets, include estimated settlements for known claims, as well as accruals for estimates of incurred but not reported claims based on our claims experience and statistical trends.

        We are subject to certain claims and assessments related to legal proceedings in the ordinary course of business. The claims and assessments may relate to disputes about intellectual property, real estate and contracts, as well as labor, employment, environmental and tax matters. For those matters where it is probable that we have incurred a loss and the loss, or range of loss, can be reasonably estimated, we have recorded reserves in the consolidated financial statements for the estimated loss and related legal fees. In other instances, because of the uncertainties related to both the probable outcome and amount or range of loss, we are unable to make a reasonable estimate of a liability, if any, and therefore have not recorded a reserve. As additional information becomes available or as circumstances change, we adjust our assessment and estimates of such liabilities accordingly. We believe the outcome of outstanding or pending matters, individually and in the aggregate will not have a material impact on our consolidated financial statements, based on information currently available.

  Contingent Consideration

        In connection with acquisitions, we may enter into contingent consideration arrangements, which provide for the payment of additional purchase consideration to the sellers if certain performance criteria are achieved during a specified period. Pursuant to the guidance related to the purchase method of accounting, we must recognize the fair value of the contingent consideration based on its estimated fair value at the date of acquisition. Such valuation requires assumptions regarding anticipated cash flows, probabilities of cash flows, discount rates and other factors. Each of these assumptions may involve a significant amount of uncertainty. Subsequent to the date of acquisition, we must periodically adjust the liability for the contingent consideration to reflect the fair value of the contingent consideration by reassessing our valuation assumptions as of that date. Absent any other changes to assumptions included in our valuation of the contingent consideration, we expect as time passes that the fair value of the contingent consideration will increase due to the passage of time as we approach the payment dates. Additionally, a change in assumptions related to the contingent consideration in future periods could have a material impact on our consolidated balance sheets or our

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

February 2, 2013

Note 1. Summary of Significant Accounting Policies (Continued)

consolidated statements of earnings. Any change in the fair value of the contingent consideration is recognized as change in fair value of contingent consideration in our consolidated statements of earnings.

        As part of our acquisition of the Lilly Pulitzer brand and operations, we entered into a contingent consideration arrangement whereby we may be obligated to pay up to $20 million in cash in the aggregate, over the four years following the closing of the acquisition, based on Lilly Pulitzer's achievement of certain earnings targets. The terms of the contingent consideration arrangement are discussed in further detail in Note 6. As of the date of acquisition we determined that the fair value of the contingent consideration was $10.5 million, which reflected the discounted fair value of the expected payments. Although there was uncertainty about whether the performance criteria in the contingent consideration arrangement will be achieved, we anticipated paying all of the contingent consideration. Thus, the fair value of the contingent consideration at acquisition reflected the $20 million of anticipated payments discounted to fair value using a discount rate which reflected the uncertainty regarding whether the earnings target may not be met given the growth required to achieve the contingent consideration payments as well as other factors. As of January 28, 2012, we still anticipated that the performance criteria would be met based on the operating results of the Lilly Pulitzer business exceeding the performance criteria in fiscal 2011, and we reevaluated the discount rate at that time.

        As of February 2, 2013, we reevaluated the discount rate and determined that the use of a lower discount rate than used in prior periods would be appropriate. This lower discount rate reflects our assessment that we believe the likelihood of the contingent consideration being earned is greater than in prior years based on our consideration of, among other factors, (1) the historical earnings achieved by the Lilly Pulitzer operating group through fiscal 2012, including a significant amount of earnings from fiscal 2011 and fiscal 2012 in excess of the targets for those periods which carries over as a reduction to the targets in future years, (2) the fiscal 2012 earnings significantly exceeded both the fiscal 2013 and fiscal 2014 targets, (3) our operating income projections for the Lilly Pulitzer operating group for future periods which exceed the fiscal 2012 operating results and (4) the shorter remaining term of the contingent consideration arrangement, which provides greater visibility through the term of the agreement. Our assessment of these factors resulted in a reduction of the discount rate for the contingent consideration to a rate which reflects the reduced uncertainty of the amounts to be paid pursuant to the arrangement.

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

February 2, 2013

Note 1. Summary of Significant Accounting Policies (Continued)

        A summary of the fair value of the contingent consideration liability, including non-current and current amounts, is as follows (in thousands):

	Fiscal 2012	Fiscal 2011	Fiscal 2010
Balance at beginning of year	$13,145	$10,745	$—
Recognition of fair value at acquisition	—	—	10,545
Change in fair value of contingent consideration	6,285	2,400	200
Contingent consideration payments made to sellers during the year(1)	(4,980)	—	—

Balance at end of year	$14,450	$13,145	$10,745

Maximum contingent consideration amounts eligible to be earned in future years	$15,000	$17,500	$20,000

(1)
Reflects payment of the $2.5 million fiscal 2011 contingent consideration payment and the $2.5 million fiscal 2012 contingent consideration payment, less a discount due to the payment of the contingent consideration amount for fiscal 2012 being made prior to the end of the year rather than subsequent to year-end.

  Other Non-current Liabilities

        Amounts included in other non-current liabilities primarily consist of deferred rent related to our operating lease agreements as discussed below, deferred compensation as discussed above, an environmental remediation reserve as discussed in Note 6, and income tax uncertainties as discussed in Note 8.

  Leases

        In the ordinary course of business we enter into lease agreements for retail, restaurant, office and warehouse/distribution space, as well as leases for certain equipment. The leases have varying terms and expirations and frequently have provisions to extend, renew or terminate the lease agreement, among other terms and conditions, as negotiated. We assess the lease at inception and determine whether the lease qualifies as a capital or operating lease. Assets leased under capital leases and the related liabilities are included in our consolidated balance sheets in property and equipment and long-term debt, respectively. Assets leased under operating leases are not recognized as assets and liabilities in our consolidated balance sheets.

        When a non-cancelable operating lease includes any fixed escalation clauses, lease incentives for rent holidays and/or landlord build-out-related allowances, rent expense is generally recognized on a straight-line basis over the initial term of the lease from the date that we take possession of the space and does not assume that any termination options included in the lease will be exercised. The amount by which rents payable under the lease since lease inception differs from the amount recognized on a straight-line basis since lease inception is recorded in other non-current liabilities in our consolidated balance sheets. Deferred rent as of February 2, 2013 and January 28, 2012 was $31.6 million and $24.5 million, respectively. Contingent rents, including those based on a percentage of retail sales over stated levels, and rental payment increases based on a contingent future event are recognized as the expense is incurred.

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

February 2, 2013

Note 1. Summary of Significant Accounting Policies (Continued)

        If we vacate leased space and determine that we do not plan to use the space in the future, we recognize a loss for any future rent payments, less any anticipated future sublease income and adjusted for any deferred rent amounts included in our consolidated balance sheet on that date. Additionally, for any lease that we terminate and agree to a lease termination payment, we recognize a loss for the lease termination payment at the time of the agreement. During fiscal 2010, we recognized $2.8 million of charges related to lease termination losses and vacated leased office space that we exited or otherwise do not intend to utilize in the future, which are included in SG&A in our consolidated statements of operations. No material amounts of such charges were incurred in fiscal 2012 and fiscal 2011. During fiscal 2011, we recognized a reduction in deferred rent of $3.6 million resulting from our decision to exit certain leases by negotiating a lease termination or by deciding that we will exercise an early termination option for certain existing lease agreements. These amounts are reflected as a reduction to SG&A in our consolidated statements of operations.

  Foreign Currency Transactions and Translation

        We are exposed to foreign currency exchange risk when we purchase or sell goods in foreign currencies. The resulting assets and liabilities denominated in amounts other than the functional currency of the subsidiary are remeasured into the functional currency of the subsidiary at the rate of exchange in effect on the balance sheet date, and income and expenses are remeasured at the average rates of exchange prevailing during the relevant period. The impact of any such remeasurement is recognized in our consolidated statements of earnings in the respective period. Net gains (losses) related to foreign currency transactions recognized in fiscal 2012, fiscal 2011 and fiscal 2010 were not material to our consolidated financial statements.

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

  Derivative Financial Instruments

        Derivative financial instruments, which include our forward foreign currency exchange contracts and interest rate swap agreements, are measured at their fair value in our consolidated balance sheets. Unrealized gains and losses are recognized as prepaid expenses or accounts payable and accrued expenses, respectively. The accounting for changes in the fair value of derivative instruments depends on whether the derivative has been designated and qualifies for hedge accounting. The criteria used to determine if a derivative instrument qualifies for hedge accounting treatment are whether an appropriate hedging instrument has been identified and designated to reduce a specific exposure and whether there is a high correlation between changes in the fair value of the hedging instrument and the identified exposure based on the nature of the hedging relationship. Based on the nature of the hedging relationship, a qualifying derivative is designated for accounting purposes as a fair value hedge, a cash flow hedge or a hedge of a net investment in a foreign business. As of February 2, 2013 all of

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

February 2, 2013

Note 1. Summary of Significant Accounting Policies (Continued)

our derivative financial instruments that qualify for hedge accounting treatment are designated as cash flow hedges.

        We formally document hedging instruments and hedging relationships at the inception of each contract. Further, we assess both at the inception of a contract and on an ongoing basis, whether the hedging instrument is effective in offsetting the risk of the hedged transaction. For any derivative financial instrument that is designated and qualifies for hedge accounting treatment and has not been settled as of period-end, the unrealized gains (losses) on the outstanding derivative financial instrument is recognized, to the extent the hedge relationship has been effective, as a component of accumulated other comprehensive income (loss) in our consolidated balance sheets. For derivative financial instrument that is not designated as a hedge for accounting purposes, or for any ineffective portion of a hedge, the unrealized gains (losses) on the outstanding derivative financial instrument is included in net earnings (losses) as a component of SG&A in our consolidated statements of earnings. Cash flows related to hedging transactions are classified in our consolidated statements of cash flows in the same category as the items being hedged.

        We do not use derivative instruments for trading or speculative purposes. We did not hold any derivative financial instruments, which had not been settled, that were not designated as a cash flow hedge for accounting purposes as of February 2, 2013 and January 28, 2012 and no significant ineffectiveness was recorded on qualifying hedges during fiscal 2012, fiscal 2011 and fiscal 2010.

        The counterparties to our derivative contracts are generally financial institutions with investment grade credit ratings. To manage our credit risk related to our derivative financial instruments, we periodically monitor the credit risk of our counterparties, limit our exposure in the aggregate and to any single counterparty, and adjust our hedging position, as appropriate. The impact of credit risk, as well as the ability of each party to fulfill its obligations under our derivative financial instruments, is considered in determining the fair value of the contracts. Credit risk has not had a significant effect on the fair value of our derivative contracts. We do not have any credit risk-related contingent features or collateral requirements with our derivative financial instruments.

  Foreign Currency Risk Management

        As of February 2, 2013, our foreign currency exchange risk exposure primarily results from our businesses operating outside of the United States, which is primarily our United Kingdom and European Ben Sherman operations, purchasing goods in United States dollars or other currencies which are not the functional currency of the business; our businesses operating outside of the United States selling goods in currencies other than its functional currency; and certain intercompany transactions. We may enter into short-term forward foreign currency exchange contracts in the ordinary course of business to mitigate a portion of the risk associated with foreign currency exchange rate fluctuations related to purchases of inventory or selling goods in currencies other than their functional currencies by certain of our foreign subsidiaries. Historically, we have entered into forward foreign currency exchange contracts for our United Kingdom business using pound sterling for the purchase of United States dollars, which are used for inventory purchases, and for the sale of Euro, which are generated from retail and wholesale operations in Europe, for pound sterling. Due to the magnitude of our other international operations, we have not historically entered into forward foreign currency exchange contracts for our other international operations, including operations in Asia and Australia.

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

February 2, 2013

Note 1. Summary of Significant Accounting Policies (Continued)

        The fair value and book value of the forward foreign exchange contracts is determined by us based on dealer quotes of market forward rates and reflects the amount that we would receive or pay at the short-term maturity dates for contracts involving the same currencies and maturity dates. All forward foreign currency exchange contracts that had not been settled as of February 2, 2013 have contractual settlement dates during fiscal 2013. Thus, we anticipate that any gain (loss) included in accumulated other comprehensive income as of February 2, 2013 that is ultimately realized will impact net earnings in fiscal 2013 as the contracts are settled. The notional amount of forward foreign currency exchange contracts which had not been settled that qualify as hedges for accounting purposes totaled $33.4 million and $26.5 million as of February 2, 2013 and January 28, 2012, respectively.

  Interest Rate Risk Management

        As of February 2, 2013, we are exposed to market risk from changes in interest rates on our variable-rate indebtedness, which includes our U.S. Revolving Credit Agreement and our U.K. Revolving Credit Agreement. We generally intend to limit the impact of interest rate changes on earnings and cash flow, primarily through a mix of variable-rate and fixed-rate debt, although at times we may not have any variable-rate or fixed-rate debt. Additionally, we may enter into interest rate swap arrangements related to certain of our variable-rate debt in order to fix the interest rate on variable rate debt if we determine that our exposure to interest rate changes is higher than optimal. Our assessment also considers our need for flexibility in our borrowing arrangements resulting from the seasonality of our business, among other factors. We continuously monitor interest rates to consider the sources and terms of our borrowing facilities in order to determine whether we have achieved our interest rate management objectives.

        In order to mitigate our exposure to changes in interest rates in future periods, we entered into an interest rate swap agreement under which we swap the interest rate on certain of our variable-rate borrowings ranging from $25 million to $45 million during the period from August 2013 until March 2015 for a fixed rate interest charge equal to 0.42% plus the applicable margin, as specified in our U.S. Revolving Credit Agreement.

        The fair value of the interest rate swap is determined by us based on dealer quotes, which consider forward curves and volatility levels using observable market inputs when available. We anticipate that any gain (loss) included in accumulated other comprehensive income as of February 2, 2013 which is ultimately realized will impact net earnings during the next three years until maturity of the interest rate swap agreement in March 2015.

  Fair Value Measurements

        Fair value, in accordance with GAAP, is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. Valuation techniques include the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost).

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

February 2, 2013

Note 1. Summary of Significant Accounting Policies (Continued)

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

        Our financial instruments consist primarily of our cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, forward foreign currency exchange contracts, interest rate swap agreements, fair value of contingent consideration and debt. Given their short-term nature, the carrying amounts of cash and cash equivalents, receivables, accounts payable and accrued expenses generally approximate their fair values. Additionally, we believe the carrying amounts of our variable-rate borrowings, if any, approximate fair value.

        The following table summarizes financial assets and financial liabilities measured and recorded at fair value on a recurring basis, each of which are discussed in further detail above, (in thousands):

	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
February 2, 2013
Financial Liabilities:
Forward foreign currency exchange contracts	$576	$—	$576	$—
Interest rate swap agreements	$23	$—	$23	$—
Fair value of contingent consideration, (current and non-current)	$14,450	$—	$—	$14,450
January 28, 2012
Financial Assets:
Forward foreign currency exchange contracts	$483	$—	$483	$—
Financial Liabilities:
Fair value of contingent consideration, (current and non-current)	$13,145	$—	$—	$13,145

        For a description of the methods used for determining the fair value of the financial instruments included in the table above, refer to the accounting policy description for the respective financial instrument included above. Additionally, we have determined that our property and equipment, intangible assets and goodwill, for which the book values are disclosed in Notes 3 and 4, are

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

February 2, 2013

Note 1. Summary of Significant Accounting Policies (Continued)

non-financial assets measured at fair value on a non-recurring basis. We have determined that our approaches for determining fair values for each of these assets generally are based on Level 3 inputs.

        In May 2011, the FASB amended ASC 820 "Fair Value Measurements and Disclosures" in order to clarify existing guidance in GAAP, better align ASC 820 with International Accounting Standards and require additional fair value disclosures. The amendments to ASC 820 were adopted by us in fiscal 2012, with all amendments applied prospectively with changes in measurements, if any, recognized in earnings in fiscal 2012. The adoption of the amendments to ASC 820 in fiscal 2012 did not have a material impact on our consolidated financial statements.

        In December 2011, the FASB issued new, expanded disclosure requirements for financial instruments surrounding an entity's rights of offset and related counterparty arrangements. This guidance requires disclosure of both "gross" and "net" information for recognized financial instruments (including derivatives) that are (i) eligible for offset and presented "net" in the balance sheet or (ii) subject to enforceable master netting agreements, irrespective of whether an entity actually offsets and "net presents" such instruments in the balance sheet. The guidance also requires disclosure of any collateral received or posted in connection with master netting agreements or similar arrangements. We adopted the new guidance in the fourth quarter of fiscal 2012 with retrospective application. The new guidance did not have a material effect on our consolidated financial statements upon adoption as no material amounts are eligible for offset in our consolidated balance sheets or subject to an enforceable master netting agreement.

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

        Using the fair value method, compensation expense, with a corresponding entry to additional paid-in capital, is recognized related to the share-based awards. The share-based awards which are unvested as of February 2, 2013 are dependent upon the employee remaining employed by us for a specified time subsequent to the grant date. Some prior grants, including the fiscal 2012 grant, were dependent upon us meeting certain performance measures for a specified performance period and the employee remaining employed by us for a specified time subsequent to the performance period, if applicable, and it is possible that future awards may have certain performance based requirements. The amount of share-based compensation expense recognized over the performance period, if any, and vesting period is calculated based upon the market value of the share-based awards on the grant date. The share-based compensation expense, less an estimated forfeiture rate if material, is recognized on a straight-line basis over the aggregate performance period, if any, and required service period. The estimated forfeiture rate is assessed and adjusted periodically as appropriate.

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

February 2, 2013

Note 1. Summary of Significant Accounting Policies (Continued)

  Accumulated Other Comprehensive Loss

        Comprehensive income (loss) consists of net earnings and specified components of other comprehensive income (loss). Other comprehensive income includes changes in assets and liabilities that are not included in net earnings pursuant to GAAP, such as foreign currency translation adjustments and the net unrealized gain (loss) associated with cash flow hedges which qualify for hedge accounting, including forward foreign currency exchange contracts and interest rate swap agreements. These amounts of other comprehensive income (loss) are deferred in accumulated other comprehensive income (loss), which is included in shareholders' equity in our consolidated balance sheets. Upon settlement of the agreement, amounts related to foreign currency contracts are recognized as a part of the cost of inventory being hedged in our consolidated balance sheet and recognized in our consolidated statements of operations when the related inventory is sold, while amounts related to interest rate swap agreements are recognized in our statements of operations as an adjustment to interest expense on the individual payment dates of the agreement. The components of accumulated other comprehensive income (loss), net of related income taxes, are as follows (in thousands):

	February 2, 2013	January 28, 2012
Foreign currency translation loss	$(23,986)	$(24,157)
Net unrealized gain (loss) on cash flow hedges	(599)	483

Accumulated other comprehensive loss	$(24,585)	$(23,674)

  Dividends

        Dividends are accrued at the time that the dividend is declared by our Board of Directors and typically paid within the same fiscal quarter declared.

  Concentration of Credit Risk and Significant Customers

        Our exposure to concentrations of credit risk primarily consists of accounts receivable, for which the total exposure is limited to the amount recognized in our consolidated balance sheets. We sell our merchandise to customers operating in a number of retail distribution channels in the United States, as well as in some retail distribution channels in other countries. We extend and continuously monitor credit risk based on an evaluation of the customer's financial condition and credit history and generally require no collateral. Credit risk is impacted by conditions or occurrences within the economy and the retail industry and is principally dependent on each customer's financial condition. Additionally, a decision by the controlling owner of a group of stores or any significant customer to decrease the amount of merchandise purchased from us or to cease carrying our products could have an adverse effect on our results of operations in future periods. Two customers represented 14% and 10% of our consolidated accounts receivable, net as of February 2, 2013 with no other customers representing 10% or more of our consolidated accounts receivable at that date.

        No individual customer represented greater than 10% of our consolidated net sales in fiscal 2012, fiscal 2011 or fiscal 2010. Additionally, during fiscal 2012, fiscal 2011 and fiscal 2010 no individual customer represented more than 10% or more of the net sales of Tommy Bahama, Lilly Pulitzer or Ben

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

February 2, 2013

Note 1. Summary of Significant Accounting Policies (Continued)

Sherman, except that one customer represented 10% of Tommy Bahama's net sales in fiscal 2010 and another customer represented 11% of Ben Sherman's net sales in fiscal 2010. During each of fiscal 2012, fiscal 2011 and fiscal 2010, the top five customers of Lanier Clothes, represented 73%, 68% and 68%, respectively, of Lanier Clothes net sales. In fiscal 2012, fiscal 2011 and fiscal 2010, the largest individual customer in Lanier Clothes represented 19%, 18% and 22%, respectively, of the net sales in Lanier Clothes.

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

        There are certain exceptions to the requirement that deferred tax liabilities be recognized for the difference in the financial and tax bases of assets in the case of foreign subsidiaries. When the financial basis of the investment in a foreign subsidiary, excluding undistributed earnings, exceeds the tax basis in such investment, the deferred liability is not recognized if management considers the investment to be essentially permanent in duration. We consider our investments in certain of our foreign subsidiaries to be permanently reinvested, and accordingly have not recognized a deferred tax liability for any foreign subsidiary due to a difference in financial and tax basis. Deferred tax liabilities are also not required to be recognized for undistributed earnings of foreign subsidiaries when management considers those earnings to be permanently reinvested outside the United States. We consider the undistributed earnings of our foreign subsidiaries to be permanently reinvested outside the U.S. as of February 2, 2013 and therefore have not recorded a deferred tax liability on these earnings in our consolidated financial statements.

        Valuation allowances are established when we determine that it is more-likely-than-not (greater than 50% likelihood) that some portion or all of a deferred tax asset will not be realized. Valuation allowances are analyzed periodically and adjusted as events occur or circumstances change that would indicate adjustments to the valuation allowances are appropriate.

        We utilize a two-step approach for evaluating tax positions. Under the two-step method, recognition occurs when we conclude that a tax position, based solely on technical merits, is more-likely-than-not to be sustained upon examination. Measurement is only addressed if step one has been satisfied. The tax benefit recorded is measured as the largest amount of benefit determined on a

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

February 2, 2013

Note 1. Summary of Significant Accounting Policies (Continued)

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

        We file income tax returns in the United Sates and various state, local and foreign jurisdictions. Our federal, state, local and foreign income tax returns filed for the years ended on or before January 31, 2009, with limited exceptions, are no longer subject to examination by tax authorities.

  Earnings Per Share

        Basic earnings from continuing operations, earnings from discontinued operations, net of taxes and net earnings per share are calculated by dividing the respective amount by the weighted average number of common shares outstanding during the period, including any unvested common shares with nonforfeitable rights to dividends. Shares repurchased are removed from the weighted average number of shares outstanding upon repurchase and delivery.

        Diluted earnings from continuing operations, earnings from discontinued operations, net of taxes, and net earnings per share are calculated similarly to the amounts above, except that the weighted average shares outstanding in the diluted calculations also include the potential dilution using the treasury stock method that could occur if dilutive securities, including stock options, restricted stock units or other dilutive awards, if any, were converted to common shares. The treasury stock method assumes that shares are issued for any stock options, restricted stock units or other dilutive awards that are "in the money," and that we use the proceeds received to repurchase shares at the average market value of our shares for the respective period. For purposes of the treasury stock method, proceeds consist of cash to be paid, future compensation expense to be recognized and the amount of tax benefits, if any, which will be credited to additional paid-in capital assuming the conversion of the share-based awards.

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

February 2, 2013

Note 1. Summary of Significant Accounting Policies (Continued)

  Discontinued Operations

        As discussed in Note 14, on January 3, 2011, we disposed of substantially all of the operations and assets of our former Oxford Apparel operating group. The amounts classified as discontinued operations in our consolidated balance sheets, consolidated statements of earnings and consolidated statements of cash flows for all periods presented include the operations of our former Oxford Apparel operating group, as reported historically, except that (1) the operations of our Oxford Golf business and the operations of our Lyons, Georgia distribution center are reported within Corporate and Other as those operations were not sold and (2) certain corporate service costs which were previously allocated to Oxford Apparel are reported as corporate service costs included in Corporate and Other as there was uncertainty in whether there would be a reduction in those costs as a result of the Oxford Apparel sale.

        With respect to interest expense, for fiscal 2010 we allocated all interest expense related to our U.S. Revolving Credit Agreement which was incurred prior to the transaction to earnings from discontinued operations as the net proceeds from the transaction and the proceeds from the settlement of the retained assets and liabilities related to the discontinued operations exceeded the amounts outstanding under our U.S. Revolving Credit Agreement during those periods. We did not allocate any interest related to our Senior Secured Notes to discontinued operations. The income taxes for discontinued operations reflect the residual income tax expense after calculating the income taxes for continuing operations, excluding the discontinued operations.

  Use of Estimates

        The preparation of our consolidated financial statements in conformity with GAAP requires us to make certain estimates and assumptions that affect the amounts reported as assets, liabilities, revenues and expenses in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

  Reclassifications

        Certain prior year amounts have been reclassified to conform to the fiscal 2012 presentation including the reclassification of certain amounts in the January 28, 2012 balance sheet from prepaid expenses to other non-current assets.

  Recent Accounting Pronouncements

        In February 2013, the FASB issued new guidance requiring an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net earnings, but only if the amounts reclassified are required to be reclassified in their entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net earnings, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. The new guidance is effective prospectively for the first quarter

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

February 2, 2013

Note 1. Summary of Significant Accounting Policies (Continued)

of fiscal 2013, and since it relates to disclosure only, it is not expected to have a material impact on our consolidated financial statements.

Note 2. Inventories

        The components of inventories are summarized as follows (in thousands):

	February 2, 2013	January 28, 2012
Finished goods	$154,593	$143,482
Work in process	6,028	6,244
Fabric, trim and supplies	5,431	6,070
LIFO reserve	(56,447)	(52,376)

Total inventory	$109,605	$103,420

        There were no LIFO inventory liquidations in fiscal 2012, fiscal 2011 or fiscal 2010. LIFO accounting charges, which we consider to include changes in the LIFO reserve as well as the impact of changes in inventory reserves related to lower of cost or market adjustments that do not exceed the LIFO reserve, were $4.0 million, $5.8 million and $3.8 million in fiscal 2012, fiscal 2011 and fiscal 2010, respectively.

Note 3. Property and Equipment, Net

        Property and equipment, carried at cost, is summarized as follows (in thousands):

	February 2, 2013	January 28, 2012
Land	$1,870	$1,870
Buildings and improvements	29,717	28,964
Furniture, fixtures, equipment and technology	124,138	101,010
Leasehold improvements	152,778	121,449

Subtotal	308,503	253,293
Less accumulated depreciation and amortization	(179,621)	(160,087)

Total property and equipment, net	$128,882	$93,206

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

February 2, 2013

Note 4. Intangible Assets and Goodwill

        Intangible assets by category are summarized below (in thousands):

	February 2, 2013	January 28, 2012
Intangible assets with finite lives, which primarily consist of customer relationships:
Gross carrying amount	$45,793	$45,706
Accumulated amortization	(41,994)	(40,889)

Total intangible assets with finite lives, net	3,799	4,817
Intangible assets with indefinite lives:
Trademarks	160,518	160,376

Total intangible assets, net	$164,317	$165,193

        The changes in carrying amount of intangible assets by operating group and in total, for fiscal 2012, fiscal 2011 and fiscal 2010 are as follows (in thousands):

	Tommy Bahama	Lilly Pulitzer	Ben Sherman	Total
Balance, January 30, 2010	$113,173	$—	$24,289	$137,462
Acquisition	—	30,501	—	30,501
Amortization	(693)	(13)	(267)	(973)
Other, including foreign currency changes	—	—	(310)	(310)

Balance, January 29, 2011	112,480	30,488	23,712	166,680
Amortization	(516)	(460)	(219)	(1,195)
Other, including foreign currency changes	—	—	(292)	(292)

Balance, January 28, 2012	111,964	30,028	23,201	165,193
Amortization	(384)	(389)	(252)	(1,025)
Other, including foreign currency changes	—	—	149	149

Balance, February 2, 2013	$111,580	$29,639	23,098	$164,317

        Based on the current estimated useful lives assigned to our intangible assets, amortization expense for each of the five years subsequent to fiscal 2012 is expected to be $0.9 million or less each year.

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

February 2, 2013

Note 4. Intangible Assets and Goodwill (Continued)

        The changes in the carrying amount of goodwill by operating group and in total, for fiscal 2012, fiscal 2011 and fiscal 2010 are as follows (in thousands):

	Tommy Bahama	Lilly Pulitzer	Total
Balance, January 30, 2010	$—	$—	$—
Acquisition	—	16,866	16,866

Balance, January 29, 2011	—	16,866	16,866
Purchase accounting adjustments	—	(371)	(371)

Balance, January 28, 2012	—	16,495	16,495
Acquisition	780	—	780

Balance, February 2, 2013	$780	$16,495	$17,275

Note 5. Debt

        The following table details our debt (in thousands):

	February 2, 2013	January 28, 2012
$235 million U.S. Secured Revolving Credit Facility ("U.S. Revolving Credit Agreement")(1)	$108,552	N/A
$175 million U.S. Secured Revolving Credit Facility ("Prior Revolving Credit Agreement")(1)	N/A	$—
£7 million Senior Secured Revolving Credit Facility ("U.K. Revolving Credit Agreement")(2)	7,944	2,571
11.375% Senior Secured Notes ("Senior Secured Notes")(3)(4)	N/A	105,000
Unamortized discount	—	(1,595)

Total debt	116,496	105,976
Short-term debt	(7,944)	(2,571)

Long-term debt	$108,552	$103,405

(1)
The U.S. Revolving Credit Agreement, entered into in June 2012, amended and restated the Prior Revolving Credit Agreement, which was scheduled to mature in August 2013. The U.S. Revolving Credit Agreement generally (i) is limited to a borrowing base consisting of specified percentages of eligible categories of assets; (ii) accrues variable-rate interest, unused line fees and letter of credit fees based upon a pricing grid which is tied to average unused availability and/or utilization; (iii) requires periodic interest payments with principal due at maturity (June 2017); and (iv) is generally secured by a first priority security interest in the accounts receivable, inventory, general intangibles and eligible trademarks, investment property (including the equity interests of certain subsidiaries), deposit accounts, intercompany obligations, equipment, goods, documents, contracts, books and records and other personal property of Oxford Industries, Inc. and substantially all of its domestic subsidiaries.

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

February 2, 2013

Note 5. Debt (Continued)

(2)
The U.K. Revolving Credit Agreement generally (i) accrues interest at the bank's base rate plus an applicable margin; (ii) requires interest payments monthly with principal payable on demand; and (iii) is collateralized by substantially all of the assets of our United Kingdom Ben Sherman subsidiaries.

(3)
In the second quarter of fiscal 2012, we redeemed all of the remaining outstanding $105 million in aggregate principal amount of the Senior Secured Notes, which were scheduled to mature in July 2015. The redemption of the Senior Secured Notes for $111.0 million, plus accrued interest, and the related write-off of $1.7 million of unamortized deferred financing costs and $1.4 million of unamortized bond discount resulted in a loss on repurchase of senior notes of $9.1 million. The redemption of the Senior Secured Notes satisfied and discharged all of our obligations with respect to the Senior Secured Notes and the related indenture and was funded primarily through borrowings under our U.S. Revolving Credit Agreement.

(4)
In the second and third quarters of fiscal 2011, we repurchased, in privately negotiated transactions, $45.0 million in aggregate principal amount of the Senior Secured Notes for $52.2 million, plus accrued interest. The repurchase of the Senior Secured Notes and related write-off of $1.0 million of unamortized deferred financing costs and $0.8 million of unamortized bond discount resulted in a loss on repurchase of senior notes of $9.0 million in fiscal 2011.

        To the extent cash flow needs exceed cash flow provided by our operations we will have access, subject to their terms, to our lines of credit to provide funding for operating activities, capital expenditures and acquisitions, if any. Our credit facilities are also used to finance trade letters of credit for product purchases, which are drawn against our lines of credit at the time of shipment of the products and reduce the amounts available under our lines of credit and borrowing capacity under our credit facilities when issued. As of February 2, 2013, $7.2 million of trade letters of credit and other limitations on availability in the aggregate were outstanding against our credit facilities. After considering these limitations and the amount of eligible assets in our borrowing base, as applicable, as of February 2, 2013, we had $105.1 million and $0.6 million in unused availability under the U.S. Revolving Credit Agreement and the U.K. Revolving Credit Agreement, respectively, subject to the respective limitations on borrowings set forth in the U.S. Revolving Credit Agreement and the U.K. Revolving Credit Agreement.

  Covenants, Other Restrictions and Prepayment Penalties

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

        Our U.S. Revolving Credit Agreement contains a financial covenant that applies if unused availability under the U.S. Revolving Credit Agreement for three consecutive days is less than the

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

February 2, 2013

Note 5. Debt (Continued)

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

        We believe that the affirmative covenants, negative covenants, financial covenants and other restrictions under our credit facilities are customary for those included in similar facilities entered into at the time we entered into our agreements. During fiscal 2012 and as of February 2, 2013, no financial covenant testing was required pursuant to our U.S. Revolving Credit Agreement as the minimum availability threshold was met at all times. As of February 2, 2013, we were compliant with all covenants related to our credit facilities.

Note 6. Commitments and Contingencies

        We have operating lease agreements for retail space, warehouses and sales and administrative offices as well as equipment with varying terms. Total rent expense, which includes minimum and contingent rent expense incurred, but excludes the reduction in rent expense associated with the write-off of deferred rent amounts upon the exit or decision to exit retail stores, under all leases was $62.9 million, $49.5 million and $43.3 million in fiscal 2012, fiscal 2011 and fiscal 2010, respectively. Most leases provide for payments of real estate taxes, insurance and other operating expenses applicable to the property and many retail leases provide for contingent rent based on retail sales, which are included in total rent expense above. These payments for real estate taxes, insurance, other operating expenses and contingent percentage rent are included in rent expense above, but are not included in the aggregate minimum rental commitments below, as the amounts payable in future periods are generally not specified in the lease agreement and are dependent on future events. The total amount of such charges included in total rent expense above were $16.1 million, $12.5 million and $11.3 million in fiscal 2012, fiscal 2011 and fiscal 2010, respectively, which includes $0.7 million, $1.2 million and $0.9 million of contingent percentage rent during fiscal 2012, fiscal 2011 and fiscal 2010, respectively.

        As of January 28, 2012, the aggregate minimum base rental commitments for all non-cancelable operating real property leases with original terms in excess of one year are $54.8 million, $52.5 million, $46.1 million, $37.0 million, $32.4 million and $133.9 million for fiscal 2013, fiscal 2014, fiscal 2015, fiscal 2016, fiscal 2017 and thereafter, respectively.

        We are also currently obligated under certain apparel license and design agreements to make future minimum royalty and advertising payments of $5.1 million, $5.0 million and $3.2 million for fiscal 2013, fiscal 2014 and fiscal 2015, respectively, and none thereafter. These amounts do not include amounts, if any, that exceed the minimums required pursuant to the agreements.

        In connection with our acquisition of the Lilly Pulitzer brand and operations during the fourth quarter of fiscal 2010, we entered into a contingent consideration agreement pursuant to which we may be obligated to pay up to an additional $20 million in cash, in the aggregate, over the four years following the closing of the acquisition based on Lilly Pulitzer's achievement of certain earnings targets.

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

February 2, 2013

Note 6. Commitments and Contingencies (Continued)

The potential contingent consideration is comprised of: (1) four individual performance periods, consisting of the period from the date of our acquisition through the end of fiscal 2011, fiscal 2012, fiscal 2013 and fiscal 2014, in respect of which the prior owners of the Lilly Pulitzer brand and operations may be entitled to receive up to $2.5 million for each performance period; and (2) a cumulative performance period consisting of the period from the date of our acquisition through the end of the fiscal 2014, in respect of which the prior owners of the Lilly Pulitzer brand and operations may be entitled to receive up to $10 million.

        During the second quarter of fiscal 2012, we paid the maximum $2.5 million in contingent consideration in respect of Lilly Pulitzer's earnings from the date of our acquisition through the end of fiscal 2011. Additionally, during the fourth quarter of fiscal 2012, we paid the $2.5 million fiscal 2012 contingent consideration amount. The fair value of the contingent consideration liability as of February 2, 2013 included in non-current contingent consideration in our consolidated balance sheet is $14.5 million and reflects the fair value of the $15.0 million of contingent consideration as of February 2, 2013 which may be earned in future periods..

        During the 1990s, we discovered the presence of hazardous waste on one of our properties. We believe that remedial action will be required, including continued investigation, monitoring and treatment of groundwater and soil, although the timing of such remedial action is uncertain. As of February 2, 2013 and January 28, 2012, the reserve for the remediation of this site was $1.8 million and $1.9 million, respectively, which is included in other non-current liabilities in our consolidated balance sheets. The amount recorded represents our estimate of the costs, on an undiscounted basis, to clean up this site, based on currently available information. This estimate may change in future periods as more information on the remediation activities required and timing of those activities become known. During fiscal 2010, the reserve for the remediation of this site decreased by $2.2 million primarily due to a reduction in our estimate of the costs required to remediate the property. The change in estimate was included as a reduction of SG&A in our consolidated statement of earnings for fiscal 2010. No other significant amounts related to this reserve were recorded in the statements of earnings in fiscal 2012, fiscal 2011 or fiscal 2010.

Note 7. Shareholders' Equity

  Common Stock

        We had 60 million shares of $1.00 par value per share common stock authorized for issuance as of February 2, 2013 and January 28, 2012. We had 16.6 million and 16.5 million shares of common stock issued and outstanding as of February 2, 2013 and January 28, 2012, respectively.

  Long-Term Stock Incentive Plan

        As of February 2, 2013, 1.1 million share awards were available for issuance under our Long-Term Stock Incentive Plan (the "Long-Term Stock Incentive Plan"). The Long-Term Stock Incentive Plan allows us to grant stock-based awards to employees and non-employee directors in the form of stock options, stock appreciation rights, restricted shares and/or restricted share units. Shares granted pursuant to outstanding options under our predecessor 1997 Stock Option Plan continue to be governed under that plan and the individual agreements with respect to provisions relating to exercise,

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

February 2, 2013

Note 7. Shareholders' Equity (Continued)

termination and forfeiture. No additional grants are available under any predecessor plans. Subsequent to December 2003, performance- and service-based restricted shares and restricted share units have been the primary vehicle in our stock-based compensation strategy, although we are not prohibited from granting other types of share-based compensation awards.

        Restricted share awards recently granted generally vest three or four years from the date of grant if (1) the performance threshold, if any, was met and (2) the employee is still employed by us on the vesting date. At the time that the restricted shares are issued, the shareholder is entitled to the same dividend and voting rights as other holders of our common stock unless the shares are subsequently forfeited. The employee is restricted from transferring or selling the restricted shares and generally forfeits the awards upon the termination of employment prior to the end of the vesting period. The specific provisions of the awards, including exercisability and term of the award, are evidenced by agreements with the employee as determined by our compensation committee or Board of Directors, as applicable.

        The table below summarizes the restricted share activity (in shares) during fiscal 2012, fiscal 2011 and fiscal 2010:

	Fiscal 2012		Fiscal 2011		Fiscal 2010
	Number of Shares	Weighted- average grant date fair value	Number of Shares	Weighted- average grant date fair value	Number of Shares	Weighted- average grant date fair value
Restricted shares outstanding at beginning of fiscal year	497,500	$12	780,500	$16	810,500	$15
Restricted shares granted	—	—	40,000	$23	90,000	$22
Restricted shares vested, including restricted shares repurchased from employees for employees' tax liability	—	—	(273,000)	$22	(50,000)	$22
Restricted shares forfeited	(10,000)	$23	(50,000)	$17	(70,000)	$18

Restricted shares outstanding at end of fiscal year	487,500	$12	497,500	$12	780,500	$16

        In addition to the restricted shares included in the table above, on March 19, 2012, we granted certain officers and other key employees the opportunity to earn 0.1 million performance share unit awards, in the aggregate. Each performance share unit award provided the recipient with the opportunity to earn restricted share units contingent upon our achievement of certain performance objectives during the fiscal 2012 performance period. The 0.1 million restricted share units earned by recipients will vest in March 2016, subject to the employee still being an employee on that date, and will be settled in shares of our common stock at that time. The awards generally will be forfeited if the recipient is not continuously employed by us through the vesting date. Additionally, the employee is not allowed to transfer or sell the restricted share units prior to the vesting date. Beginning with the dividend payment in the second quarter of fiscal 2013, through the earlier of the settlement in March 2016 or forfeiture of the restricted share units, recipients who are employed by us will be paid non-forfeitable dividend equivalents in cash in respect of the shares of our common stock represented by the individual's earned restricted share units.

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

February 2, 2013

Note 7. Shareholders' Equity (Continued)

        The following table summarizes information about the unvested restricted shares and restricted share units as of February 2, 2013.

Grant	Number of Shares	Average Market Price on Date of Grant	Vesting Date
Fiscal 2009 Restricted Share Awards	437,500	$11	April 2013
Fiscal 2010 Restricted Share Awards	20,000	$22	April 2013
Fiscal 2011 Restricted Share Awards	30,000	$23	April 2013

	487,500
Fiscal 2012 Restricted Share Unit Awards	59,129	$47	March 2016

Total Unvested Restricted Share and Share Unit Awards	546,629

        As of February 2, 2013, there was $2.6 million, in the aggregate, of unrecognized compensation expense related to the unvested share-based restricted share awards and the unvested restricted share units, which have been granted, but have not yet vested. This expense is expected to be recognized from February 3, 2013 through April 2016.

        In addition, we grant restricted share or restricted share unit awards to our non-employee directors for a portion of each non-employee director's compensation. The non-employee directors must complete certain service requirements; otherwise, the restricted shares are subject to forfeiture. On the date of issuance, the non-employee directors are entitled to the same dividend and voting rights as other holders of our common stock. The non-employee directors are restricted from transferring or selling the restricted shares prior to the end of the vesting period. As of February 2, 2013, less than 0.1 million of such awards were outstanding and unvested.

        Prior to and including the December 2003 grants under our previous stock incentive plans, we typically granted stock options to employees at certain times as determined by our Board of Directors or our compensation committee. Stock options were typically granted with an exercise price equal to the stock's fair market value on the date of grant. The previously granted stock options, including those still outstanding, had ten-year terms and vested and became exercisable in increments of 20% on each anniversary from the date of grant. The last stock options granted by us vested in fiscal 2008 resulting in all options outstanding also being exercisable subsequent to that date. The total intrinsic value for stock options exercised during fiscal 2012, fiscal 2011 and fiscal 2010 was $1.3 million, $0.7 million and $0.2 million, respectively.

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

February 2, 2013

Note 7. Shareholders' Equity (Continued)

        A summary of the stock option activity during fiscal 2012, 2011 and fiscal 2010 is presented below:

	Fiscal 2012		Fiscal 2011		Fiscal 2010
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Stock options outstanding and exercisable, beginning of fiscal year	78,500	$27	151,120	$26	191,105	$25
Stock options exercised	(54,900)	$26	(68,620)	$25	(16,005)	$12
Stock options forfeited	(2,500)	$33	(4,000)	$26	(23,980)	$27

Stock options outstanding and exercisable, end of fiscal year	21,100	$28	78,500	$27	151,120	$26

        The stock options outstanding and exercisable as of February 2, 2013 have exercise prices ranging from $26.44 to $32.75 and expire during fiscal 2013. The aggregate intrinsic value of the stock options outstanding and exercisable as of February 2, 2013 was $0.4 million.

  Employee Stock Purchase Plan

        There were 0.5 million shares of common stock authorized for issuance under our Employee Stock Purchase Plan ("ESPP") as of February 2, 2013. The ESPP allows qualified employees to purchase shares of our common stock on a quarterly basis, based on certain limitations, through payroll deductions. The shares purchased pursuant to the ESPP are not subject to any vesting or other restrictions. On the last day of each calendar quarter, the accumulated payroll deductions are applied toward the purchase of our common stock at a price equal to 85% of the closing market price on that date. Stock compensation expense related to the employee stock purchase plan recognized was $0.1 million in each of fiscal 2012, fiscal 2011 and fiscal 2010.

  Preferred Stock

        We had 30 million shares of $1.00 par value preferred stock authorized for issuance as of February 2, 2013 and January 28, 2012. No preferred shares were issued or outstanding as of February 2, 2013 or January 28, 2012.

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

February 2, 2013

Note 8. Income Taxes

        The following table summarizes our distribution between domestic and foreign earnings (loss) from continuing operations before income taxes and the provision (benefit) for income taxes related to continuing operations (in thousands):

	Fiscal 2012	Fiscal 2011	Fiscal 2010
Earnings (loss) before income taxes:
Domestic	$63,429	$39,880	$16,733
Foreign	(12,540)	3,644	4,042

Earnings before income taxes	$50,889	$43,524	$20,775

Current:
Federal	$21,682	$8,306	$5,649
State	2,365	652	2,162
Foreign	(724)	285	1,698

	23,323	9,243	9,509
Deferred—primarily Federal	(3,271)	5,385	(4,637)
Deferred—Foreign	(480)	(347)	(332)

Income Taxes	$19,572	$14,281	$4,540

        Reconciliations of the United States federal statutory income tax rates and our effective tax rates are summarized as follows:

	Fiscal 2012	Fiscal 2011	Fiscal 2010
Statutory tax rate	35.0%	35.0%	35.0%
State income taxes—net of federal income tax benefit	3.0%	2.3%	0.5%
Impact of foreign operations	3.3%	(1.9)%	(0.8)%
Valuation allowance against foreign losses and other carryforwards	4.1%	(0.1)%	(3.0)%
Change in contingency reserves related to unrecognized tax benefits	(3.7)%	(1.2)%	(6.6)%
Impact of permanent differences related to life insurance investments	(0.6)%	(0.9)%	(2.2)%
Impact of federal tax credits	(1.0)%	(1.1)%	(2.1)%
Permanent reduction of available carryforwards	—	—	2.0%
Change in enacted tax rates and apportionment of income among jurisdictions	(1.1)%	(0.6)%	(2.5)%
Change in assertion on permanent reinvestment of foreign earnings	(1.9)%	—	—
Other, net	1.4%	1.3%	1.6%

Effective tax rate for continuing operations	38.5%	32.8%	21.9%

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

February 2, 2013

Note 8. Income Taxes (Continued)

        Deferred tax assets and liabilities included in our consolidated balance sheets are comprised of the following (in thousands):

	February 2, 2013	January 28, 2012
Deferred Tax Assets:
Inventories	$13,592	$11,180
Accrued compensation and benefits	9,868	8,143
Receivable allowances and reserves	2,727	2,406
Depreciation and amortization	1,328	6,003
Non-current liabilities	706	732
Deferred rent and lease obligations	2,093	303
Operating loss carryforwards	3,934	1,565
Other, net	787	2,095

Deferred tax assets	35,035	32,427
Deferred Tax Liabilities:
Acquired intangible assets	(42,827)	(44,806)
Foreign(1)	—	(884)

Deferred tax liabilities	(42,827)	(45,690)
Valuation allowance	(3,641)	(1,886)

Net deferred tax liability	$(11,433)	$(15,149)

(1)
As of February 2, 2013 and January 28, 2012, we had undistributed earnings of foreign subsidiaries of $6.1 million and $9.6 million, respectively. At January 28, 2012, a deferred tax liability was recorded, as the earnings were not considered permanently reinvested outside of the United States; however no deferred tax liability was recorded as of February 2, 2013 based on the determination that the earnings are considered permanently reinvested outside of the United States. The amount of deferred tax liability not recognized on permanently reinvested earnings that would be payable if the earnings were repatriated to the United States is $0.6 million. We also consider the original investment in our foreign subsidiaries to be permanently reinvested outside the United States as of February 2, 2013. Because the financial basis in each entity does not exceed the tax basis by an amount exceeding undistributed earnings, no additional United States tax would be due if the original investment were to be repatriated.

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

February 2, 2013

Note 8. Income Taxes (Continued)

amounts of deferred income taxes included in the following line items in our consolidated balance sheets are as follows (in thousands):

	February 2, 2013	January 28, 2012
Assets:
Deferred tax assets	$22,952	$19,733
Liabilities:
Deferred tax liabilities	(34,385)	(34,882)

Net deferred tax liability	$(11,433)	$(15,149)

        A summary of unrecognized tax benefits for the most recent three years is as follows (in thousands):

	Fiscal 2012	Fiscal 2011	Fiscal 2010
Balance at beginning of year	$2,461	$2,921	$4,402
Additions for current year tax positions	245	13	15
Expiration of the statute of limitation for the assessment of taxes	(2,195)	(604)	(1,402)
Additions for tax positions of prior year	5	133	153
Reductions for tax positions of prior year	(138)	(2)	(24)
Settlements	(27)	—	(223)

Balance at end of year	$351	$2,461	$2,921

        The unrecognized tax benefits, if recognized, would reduce our annual effective rate. The net impact on our statements of earnings for potential penalty and interest expense related to these unrecognized tax benefits was $0.5 million or less in each of fiscal 2012, fiscal 2011 and fiscal 2010. As of February 2, 2013 and January 28, 2012, we have recognized in our consolidated balance sheets, total liabilities for potential penalties and interest, in the aggregate, of less than $0.1 million and $0.3 million, respectively.

Note 9. Defined Contribution Plans

        We have a tax-qualified voluntary retirement savings plan covering substantially all full-time United States employees and other similar plans covering certain foreign employees. If a participant decides to contribute, a portion of the contribution is matched by us. Additionally, we incur certain charges related to our non-qualified deferred compensation plan as discussed in Note 1. Realized and unrealized gains and losses on the deferred compensation plan investments are recorded in SG&A in our consolidated statements of earnings and substantially offset the changes in deferred compensation liabilities to participants resulting from changes in market values. Our aggregate expense under these defined contribution and non-qualified deferred compensation plans in fiscal 2012, fiscal 2011 and fiscal 2010 were $3.0 million, $2.5 million and $1.1 million, respectively.

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

February 2, 2013

Note 10. Operating Groups

        Our business is primarily operated through our four operating groups: Tommy Bahama, Lilly Pulitzer, Lanier Clothes and Ben Sherman. We identify our operating groups based on the way our management organizes the components of our business for purposes of allocating resources and assessing performance. Our operating group structure reflects a brand-focused management approach, emphasizing operational coordination and resource allocation across the brand's direct to consumer, wholesale and licensing operations.

        Tommy Bahama designs, sources, markets and distributes men's and women's sportswear and related products. The target consumers of Tommy Bahama are primarily affluent men and women age 35 and older who embrace a relaxed and casual approach to daily living. Tommy Bahama products can be found in our owned Tommy Bahama stores within and outside the United States and on our Tommy Bahama e-commerce website, tommybahama.com, as well as in better department stores and independent specialty stores throughout the United States and licensed Tommy Bahama stores in Canada and the United Arab Emirates. We also operate Tommy Bahama restaurants and license the Tommy Bahama name for various product categories.

        Lilly Pulitzer designs, sources and distributes upscale collections of women's and girl's dresses, sportswear and related products. Lilly Pulitzer was originally created in the late 1950's and is an affluent brand with a heritage and aesthetic based on the Palm Beach resort lifestyle. The brand is somewhat unique among women's brands in that it has demonstrated multi-generational appeal, including young women in college or recently graduated from college; young mothers with their daughters; and women who are not tied to the academic calendar. Lilly Pulitzer products can be found in our owned Lilly Pulitzer stores, in Lilly Pulitzer Signature Stores and on our Lilly Pulitzer website, lillypulitzer.com, as well as in better department and independent specialty stores. We also license the Lilly Pulitzer name for various product categories.

        Lanier Clothes designs, sources and markets branded and private label men's tailored clothing, including suits, sportcoats, suit separates and dress slacks across a wide range of price points, with the majority of the business at moderate price points. Substantially all of our Lanier Clothes branded products are sold under certain trademarks licensed to us by third parties. Licensed brands included Kenneth Cole, Dockers, Geoffrey Beene and Ike Behar. Additionally, we design and market products for our owned Billy London, Arnold Brant and Oxford Republic brands. In addition to the branded businesses, Lanier Clothes designs and sources private label tailored clothing products for certain customers. Our Lanier Clothes products are sold to national chains, department stores, specialty stores, specialty catalog retailers and discount retailers throughout the United States.

        Ben Sherman is a London-based designer, marketer and distributor of men's branded sportswear and related products. Ben Sherman was established in 1963 as an edgy shirt brand that was adopted by the "Mods" and has throughout its history been inspired by what is new and current in British art, music, culture and style. The brand has evolved into a British modernist lifestyle brand of apparel targeted at style conscious men ages 25 to 40 in multiple markets throughout the world. Ben Sherman products can be found in better department stores, a variety of independent specialty stores and our owned and licensed Ben Sherman retail stores, as well as on Ben Sherman e-commerce websites. We also license the Ben Sherman name for various product categories.

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

February 2, 2013

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

        The tables below present certain information about our operating groups (in thousands):

	Fiscal 2012	Fiscal 2011	Fiscal 2010
Net Sales
Tommy Bahama	$528,639	$452,156	$398,510
Lilly Pulitzer	122,592	94,495	5,959
Lanier Clothes	107,272	108,771	103,733
Ben Sherman	81,922	91,435	86,920
Corporate and Other	15,117	12,056	8,825

Total	$855,542	$758,913	$603,947

Depreciation and Amortization of Intangible Assets
Tommy Bahama	$18,551	$19,460	$14,120
Lilly Pulitzer	2,402	2,002	163
Lanier Clothes	421	427	462
Ben Sherman	2,889	2,638	2,829
Corporate and Other	2,072	2,627	1,615

Total	$26,335	$27,154	$19,189

Operating Income (Loss)
Tommy Bahama	$69,454	$64,171	$51,081
Lilly Pulitzer	20,267	14,278	(372)
Lanier Clothes	10,840	12,862	14,316
Ben Sherman	(10,898)	(2,535)	(2,664)
Corporate and Other	(20,692)	(19,969)	(21,699)

Total Operating Income	68,971	68,807	40,662
Interest expense, net	8,939	16,266	19,887
Loss on repurchase of senior notes	9,143	9,017	—

Earnings From Continuing Operations Before Income Taxes	$50,889	$43,524	$20,775

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

February 2, 2013

Note 10. Operating Groups (Continued)

	Fiscal 2012	Fiscal 2011	Fiscal 2010
Purchases of Property and Equipment
Tommy Bahama	$46,392	$24,686	$11,225
Lilly Pulitzer	4,576	3,228	277
Lanier Clothes	593	85	30
Ben Sherman	3,997	4,220	963
Corporate and Other	5,144	3,091	833

Total	$60,702	$35,310	$13,328

	February 2, 2013	January 28, 2012
Total Assets
Tommy Bahama	$359,462	$306,772
Lilly Pulitzer	90,873	82,417
Lanier Clothes	28,455	30,755
Ben Sherman	74,055	78,040
Corporate and Other	3,225	11,223

Total	$556,070	$509,207

        Net book value of our property and equipment, by geographic area is presented below (in thousands):

	February 2, 2013	January 28, 2012
North America	$115,022	$86,315
United Kingdom and Europe	8,140	5,211
Other foreign	5,720	1,680

Total	$128,882	$93,206

        Net sales recognized by geographic area is presented below (in thousands):

	Fiscal 2012	Fiscal 2011	Fiscal 2010
North America	$794,672	$693,969	$541,750
United Kingdom and Europe	51,536	62,671	58,465
Other foreign	9,334	2,273	3,732

Total	$855,542	$758,913	$603,947

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

February 2, 2013

Note 11. Related Party Transactions

  SunTrust

        SunTrust Banks, Inc. and its subsidiaries ("SunTrust") is one of our principal shareholders, with the ability to direct the voting of approximately 5% of our outstanding common stock at December 31, 2012. SunTrust has advised us that it is holding these shares of our common stock in various fiduciary and agency capacities. Mr. E. Jenner Wood, III, one of our directors, has been Chairman, President and CEO of SunTrust Bank, Atlanta/Georgia Division since April 2010 and prior to that, served as Chairman, President and Chief Executive Officer of SunTrust Bank, Central Group.

        We maintain a syndicated credit facility under which SunTrust serves as agent and lender and a SunTrust affiliate acted as lead arranger and bookrunner in connection with our fiscal 2012 refinancing of our credit facility. The services provided and fees paid to SunTrust in connection with such services for each period are set forth below (in thousands):

Service	Fiscal 2012	Fiscal 2011	Fiscal 2010
Interest and agent fees for our credit facility	$569	$234	$303
Cash management services	$106	$151	$66
Lead arranger, bookrunner and upfront fees	$616	$—	$—
Other	$9	$7	$8

        Our credit facilities were entered into in the ordinary course of business. Our aggregate payments to SunTrust and its subsidiaries for these services did not exceed 1% of our gross revenues during the periods presented or 1% of SunTrust's gross revenues during its fiscal years ended December 31, 2012, December 31, 2011 and December 31, 2010.

        In addition, Mr. J. Hicks Lanier, our Chairman and retired Chief Executive Officer, served on the board of directors of SunTrust from 2003 until his retirement from that position in April 2012.

  Contingent Consideration Agreement

        In connection with our acquisition of the Lilly Pulitzer brand and operations during the fourth quarter of fiscal 2010, we entered into a contingent consideration agreement pursuant to which the beneficial owners of the Lilly Pulitzer brand and operations prior to the acquisition are entitled to earn up to an additional $20 million in cash, in the aggregate, over the four years following the closing of the acquisition based on Lilly Pulitzer's achievement of certain earnings targets. The potential contingent consideration is comprised of: (1) four individual performance periods, consisting of the period from the date of our acquisition through the end of fiscal 2011, fiscal 2012, fiscal 2013 and fiscal 2014, in respect of which the prior owners of the Lilly Pulitzer brand and operations may be entitled to receive up to $2.5 million for each performance period; and (2) a cumulative performance period consisting of the period from the date of our acquisition through the end of fiscal 2014, in respect of which the prior owners of the Lilly Pulitzer brand and operations may be entitled to receive up to $10 million.

        Mr. Scott A. Beaumont, one of our executive officers who was appointed CEO, Lilly Pulitzer Group, in connection with our acquisition of the Lilly Pulitzer brand and operations, together with various trusts for the benefit of certain family members, held a 50% ownership interest in the

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

February 2, 2013

Note 11. Related Party Transactions (Continued)

Lilly Pulitzer brand and operations prior to the acquisition. The principals who owned the Lilly Pulitzer brand and operations prior to the acquisition continue to manage the Lilly Pulitzer operations.

        During the second quarter of fiscal 2012, we paid the maximum $2.5 million in contingent consideration in respect of Lilly Pulitzer's earnings from the date of our acquisition through the end of fiscal 2011. During the fourth quarter of fiscal 2012, we entered into an amendment to the contingent consideration agreement. Under this agreement, after consideration of Lilly Pulitzer's earnings through the date of the amendment and the substantial likelihood that the $2.5 million in contingent consideration in respect of Lilly Pulitzer's operating results for fiscal 2012 would become payable, we paid the $2.5 million fiscal 2012 contingent consideration amount, less a discount, during the fourth quarter of fiscal 2012. No changes to earnings targets or other terms of the agreement resulted from this amendment.

Note 12. Summarized Quarterly Data (unaudited)

        Each of our fiscal quarters consists of thirteen week periods, beginning on the first day after the end of the prior fiscal quarter, except that the fourth quarter in a year with 53 weeks includes

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

February 2, 2013

Note 12. Summarized Quarterly Data (unaudited) (Continued)

14 weeks. Following is a summary of our fiscal 2012 and fiscal 2011 quarterly results (in thousands, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Fiscal 2012
Net sales	$230,953	$206,929	$181,414	$236,246	$855,542
Gross profit	$129,214	$118,280	$96,822	$125,241	$469,557
Operating income	$32,788	$20,318	$5,920	$9,945	$68,971
Earnings from continuing operations	$18,002	$5,028	$3,010	$5,277	$31,317

Net earnings	$18,002	$5,028	$3,010	$5,277	$31,317

Earnings from continuing operations per share:
Basic and diluted	$1.09	$0.30	$0.18	$0.32	$1.89

Net earnings per share:
Basic and diluted	$1.09	$0.30	$0.18	$0.32	$1.89

Weighted average shares outstanding:
Basic	16,531	16,554	16,580	16,585	16,563

Diluted	16,552	16,570	16,591	16,608	16,586

Fiscal 2011
Net sales	$208,308	$180,646	$170,280	$199,679	$758,913
Gross profit	$117,660	$102,937	$88,740	$103,632	$412,969
Operating income	$30,713	$17,711	$6,816	$13,567	$68,807
Earnings from continuing operations	$17,060	$3,520	$1,611	$7,052	$29,243
Net earnings (loss) from discontinued operations, net of taxes	$1,040	$(916)	$13	$—	$137

Net earnings	$18,100	$2,604	$1,624	$7,052	$29,380

Earnings from continuing operations per share:
Basic and diluted	$1.03	$0.21	$0.10	$0.43	$1.77

Earnings (loss) from discontinued operations, net of taxes per share:
Basic and diluted	$0.06	$(0.06)	$0.00	$0.00	$0.01

Net earnings per share:
Basic and diluted	$1.10	$0.16	$0.10	$0.43	$1.78

Weighted average shares outstanding:
Basic	16,515	16,514	16,502	16,509	16,510

Diluted	16,525	16,531	16,517	16,528	16,529

        The sum of the quarterly earnings from continuing operations per common share, earnings from discontinued operations per common share and net earnings per common share amounts may not equal

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

February 2, 2013

Note 12. Summarized Quarterly Data (unaudited) (Continued)

the amounts for the full year due to rounding. Additionally, the sum of earnings from continuing operations per common share and earnings from discontinued operations per common share may not equal net earnings per common share for each quarter due to rounding. Fiscal 2012 includes 53 weeks, with the fourth quarter including a 14 week period. Fiscal 2011 includes 52 weeks with the fourth quarter including a 13 week period.

        The second quarter of fiscal 2012 included a $9.1 million loss on the redemption of our senior secured notes, while the fourth quarter of fiscal 2012 included the following significant items which impacted earnings from continuing operations for the quarter: (1) a LIFO accounting charge of $4.5 million; and (2) a $4.5 million charge due to the change in fair value of contingent consideration, compared to a $0.6 million charge in each of the first three quarters in fiscal 2012 and each quarter in fiscal 2011.

        The first quarter of fiscal 2011 included $1.0 million of charges resulting from the write-up of acquired inventory from cost to fair value pursuant to the purchase method of accounting and the second quarter and third quarter of fiscal 2011 included an $8.2 million loss and $0.8 million loss, respectively, on the repurchase of senior secured notes. Additionally, the fourth quarter of fiscal 2011 included the following significant items which impacted earnings from continuing operations for the quarter: (1) a LIFO accounting charge of $5.8 million; and (2) a life insurance death benefit proceeds of $1.2 million.

Note 13. Restructuring Charges and Other Unusual Items

        During fiscal 2010, we incurred $3.2 million of charges consisting of retail store lease terminations in the United Kingdom of $2.8 million, which were paid in the first quarter of fiscal 2011, and fixed asset impairment charges of $0.4 million, all which were included in SG&A in our consolidated statements of earnings. Additionally, fiscal 2010 included the acquisition of Lilly Pulitzer as discussed in Note 1, the disposal of substantially all of the operations and assets of our former Oxford Apparel Group as discussed in Note 14 and the change in estimate for an environmental reserve discussed in Note 6.

Note 14. Discontinued Operations

        On January 3, 2011, we sold to LF USA Inc. ("LF") substantially all of the operations and assets of our former Oxford Apparel operating group (other than accounts receivable associated with the businesses that were sold and the assets and operations relating to our Oxford Golf business and our distribution center in Lyons, Georgia). The purchase price paid by LF was equal to $121.7 million, less an adjustment based on net working capital on the closing date of the transaction. After giving effect to a preliminary net working capital adjustment, the purchase price paid by LF at the closing of the transaction was $108.2 million, of which $5.4 million was held in escrow pending completion of the final working capital adjustment and other requirements. The net working capital deficit resulted from our retention of accounts receivable and goods in transit as of the closing date, partially offset by our retention of certain accounts payable, as of the closing date, associated with Oxford Apparel. During fiscal 2011, we finalized the net working capital adjustment, which resulted in a change in estimate to the gain on sale as recognized in the fourth quarter of fiscal 2010, whereby we received $3.7 million of the $5.4 million of cash held in escrow. This change in estimate which resulted in a reduction to the

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

February 2, 2013

Note 14. Discontinued Operations (Continued)

gain on sale of $1.0 million, net of income taxes and was recorded in fiscal 2011, resulted in a revised after-tax gain on the sale of the Oxford Apparel operations of $48.5 million compared to $49.5 million, as previously recognized in fiscal 2010.

        In connection with the consummation of the transaction described above, we, among other things, entered into (1) license agreements with LF to grant licenses (subject to the limitations set forth in the applicable license agreements) to LF to use the trade name "Oxford Apparel" perpetually in connection with its business, as well as to use certain other trademarks in connection with the manufacture, sale and distribution of men's dress shirts for certain periods of time in the applicable territory; (2) a services agreement with LF pursuant to which, in exchange for various fees, we provided certain transitional support services to LF in its operation of the transferred assets; and (3) a limited non-competition agreement with LF pursuant to which we agreed (subject to the exceptions set forth in the non-competition agreement) not to engage in certain activities for a period of three years following the completion of the transaction.

        As of January 29, 2011, we owned $57.7 million of assets, which primarily consisted of receivables, including the escrow receivable, and inventories, associated with the discontinued operations and were obligated to pay $40.8 million of liabilities, including trade accounts payable, other accrued expenses, accrued compensation and income taxes payable associated with the discontinued operations and gain on sale. The assets and liabilities related to discontinued operations were converted to cash and paid, respectively, during fiscal 2011 with no remaining assets or liabilities associated with the discontinued operations remaining as of January 28, 2012 or thereafter.

        Operating results of the discontinued operations are shown below (in thousands)

	Fiscal 2012	Fiscal 2011	Fiscal 2010
Net sales	$—	$2,414	$200,636
Earnings from discontinued operations before income taxes	$—	$1,764	$20,610
Earnings from discontinued operations, net of taxes	$—	$1,154	$12,877
Gain (loss) on sale of discontinued operations, net of taxes	$—	$(1,017)	$49,546
Net earnings from discontinued operations, net of taxes	$—	$137	$62,423

SCHEDULE II
Oxford Industries, Inc.

Valuation and Qualifying Accounts

Column A	Column B	Column C			Column D		Column E
Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Charged to Other Accounts– Describe		Deductions– Describe		Balance at End of Period
	(In thousands)
Fiscal 2012
Deducted from asset accounts:
Accounts receivable reserves(1)	$8,429	$11,238	—		$(8,573	)(3)	$11,094
Allowance for doubtful accounts(2)	1,980	132	—		(1,107	)(4)	1,005
Fiscal 2011
Deducted from asset accounts:
Accounts receivable reserves(1)	$9,178	$8,612	—		$(9,361	)(3)	$8,429
Allowance for doubtful accounts(2)	2,559	—	—		(579	)(4)	1,980
Fiscal 2010
Deducted from asset accounts:
Accounts receivable reserves(1)	$8,817	$10,068	$1,341	(5)	$(11,048	)(3)	$9,178
Allowance for doubtful accounts(2)	1,571	(89)	1,355	(5)	(278	)(4)	2,559

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Oxford Industries, Inc.

        We have audited the accompanying consolidated balance sheets of Oxford Industries, Inc. (the Company) as of February 2, 2013 and January 28, 2012, and the related consolidated statements of earnings, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended February 2, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Oxford Industries, Inc. at February 2, 2013 and January 28, 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended February 2, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Oxford Industries, Inc.'s internal control over financial reporting as of February 2, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 4, 2013 expressed an unqualified opinion thereon.

                      /s/ Ernst & Young LLP

Atlanta, Georgia
April 4, 2013

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

Changes in and Evaluation of Internal Control over Financial Reporting

        There have not been any changes in our internal control over financial reporting during the fourth quarter of fiscal 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

        We assessed the effectiveness of our internal control over financial reporting as of February 2, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the Internal Control—Integrated Framework. Based on this assessment, we believe that our internal control over financial reporting was effective as of February 2, 2013.

        Ernst & Young LLP, our independent registered public accounting firm, has audited our internal control over financial reporting as of February 2, 2013, and its report thereon is included herein.

/s/ THOMAS C. CHUBB III Thomas C. Chubb III Chief Executive Officer and President (Principal Executive Officer)	/s/ K. SCOTT GRASSMYER K. Scott Grassmyer Senior Vice President—Finance, Chief Financial Officer and Controller (Principal Financial Officer)
April 4, 2013	April 4, 2013

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Oxford Industries, Inc.

        We have audited Oxford Industries, Inc.'s (the Company's) internal control over financial reporting as of February 2, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Oxford Industries, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, Oxford Industries, Inc. maintained, in all material respects, effective internal control over financial reporting as of February 2, 2013, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the fiscal 2012 consolidated financial statements of Oxford Industries, Inc., and our report dated April 4, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Atlanta, Georgia
April 4, 2013

Item 9B.    Other Information

        None

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The following table sets forth certain information concerning the members of our Board of Directors as of February 2, 2013:

Name	Principal Occupation
Thomas C. Chubb III	Mr. Chubb is our Chief Executive Officer and President.
George C. Guynn	Mr. Guynn was President and CEO of the Federal Reserve Bank of Atlanta until his retirement in 2006.
John R. Holder	Mr. Holder is Chairman and Chief Executive Officer of Holder Properties, a commercial and residential real estate development company.
J. Hicks Lanier	Mr. Lanier is our Chairman and was our Chief Executive Officer until his retirement on December 31, 2012.
J. Reese Lanier	Mr. Lanier was self-employed in farming and related businesses until his retirement in 2009.
Dennis M. Love	Mr. Love is President and Chief Executive Officer of Printpack Inc., a manufacturer of flexible and specialty rigid packaging.
Clarence H. Smith	Mr. Smith is President and Chief Executive Officer of Haverty Furniture Companies, Inc., a home furnishings retailer.
Clyde C. Tuggle	Mr. Tuggle is Senior Vice President and Chief Public Affairs and Communications Officer of The Coca-Cola Company.
Helen B. Weeks	Ms. Weeks founded Ballard Designs, Inc., a home furnishing catalog business, and was its Chief Executive Officer until her retirement in 2002.
E. Jenner Wood III	Mr. Wood is Chairman, President and CEO of SunTrust Bank, Atlanta / Georgia Division.

        The following table sets forth certain information concerning our executive officers as of February 2, 2013:

Name	Position Held
Thomas C. Chubb III	Chief Executive Officer and President
Scott A. Beaumont	CEO, Lilly Pulitzer Group
Thomas E. Campbell	Senior Vice President—Law and Administration, General Counsel and Secretary
K. Scott Grassmyer	Senior Vice President—Finance, Chief Financial Officer and Controller
J. Wesley Howard, Jr.	President, Lanier Clothes
Terry R. Pillow	CEO, Tommy Bahama Group

        Additional information required by this Item 10 of Part III will appear in our definitive proxy statement under the headings "Corporate Governance and Board Matters—Directors," "Executive Officers," "Common Stock Ownership by Management and Certain Beneficial Owners—Section 16(a) Beneficial Ownership Reporting Compliance," "Corporate Governance and Board Matters—Website

Information," "Additional Information—Submission of Director Candidates by Shareholders," and "Corporate Governance and Board Matters—Board Meetings and Committees of our Board of Directors," and is incorporated herein by reference.

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

        The following consolidated financial statements are included in Part II, Item 8 of this report:

  •
  Consolidated Balance Sheets as of February 2, 2013 and January 28, 2012.

  •
  Consolidated Statements of Earnings for fiscal 2012, fiscal 2011 and fiscal 2010.

  •
  Consolidated Statements of Comprehensive Income for fiscal 2012, fiscal 2011 and fiscal 2010.

  •
  Consolidated Statements of Shareholders' Equity for fiscal 2012, fiscal 2011 and fiscal 2010.

  •
  Consolidated Statements of Cash Flows for fiscal 2012, fiscal 2011 and fiscal 2010.

  •
  Notes to Consolidated Financial Statements for fiscal 2012, fiscal 2011 and fiscal 2010.

                 2.     Financial Statement Schedules

  •
  Schedule II—Valuation and Qualifying Accounts

        All other schedules for which provisions are made in the applicable accounting regulation of the SEC are not required under the related instructions or are inapplicable and, therefore, have been omitted.

        (b)   Exhibits

2.1	Purchase Agreement, dated as of November 22, 2010, among LF USA Inc., Oxford Industries, Inc., Piedmont Apparel Corporation, Tommy Bahama International, Pte. Ltd. and Oxford Product (International) Limited. Incorporated by reference to Exhibit 2.1 to the Company's Form 8-K filed on November 22, 2010.
2.2	Stock Purchase Agreement, dated as of December 21, 2010, by and among Oxford Industries, Inc., Sugartown Worldwide, Inc., SWI Holdings, Inc. and the other sellers party thereto. Incorporated by reference to Exhibit 2.1 to the Company's Form 8-K filed on December 21, 2010.
3.1	Restated Articles of Incorporation of Oxford Industries, Inc. Incorporated by reference to Exhibit 3.1 to the Company's Form 10-Q for the fiscal quarter ended August 29, 2003.
3.2	Bylaws of Oxford Industries, Inc., as amended. Incorporated by reference to Exhibit 3.1 to the Company's Form 8-K filed on April 1, 2013.
10.1	1997 Stock Option Plan, as amended. Incorporated by reference to Exhibit 10(a) to the Company's Form 10-K for the fiscal year ended May 31, 2002.†
10.2	Second Amendment to the 1997 Stock Option Plan. Incorporated by reference to Exhibit 10(s) to the Company's Form 10-K for the fiscal year ended June 2, 2006.†
10.3	Executive Medical Plan. Incorporated by reference to Exhibit 10(d) to the Company's Form 10-K for the fiscal year ended June 3, 2005.†
10.4	Oxford Industries, Inc. Executive Performance Incentive Plan (as amended and restated, effective March 27, 2008). Incorporated by reference to Appendix A to the Company's Proxy Statement for its Annual Meeting of Shareholders held June 16, 2008, filed on May 13, 2008.†
10.5	Amended and Restated Long-Term Stock Incentive Plan, effective as of March 26, 2009. Incorporated by reference to Appendix A to the Company's Proxy Statement for its Annual Meeting of Shareholders held June 15, 2009, filed on May 11, 2009.†
10.6	Form of Oxford Industries, Inc. 2009 Restricted Stock Agreement. Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on June 17, 2009.†
10.7	Form of Terms and Conditions of the Oxford Industries, Inc. Performance Share Unit Award Program for Fiscal 2012. Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on March 23, 2012.†
10.8	Earnout Agreement, dated as of December 21, 2010, by and among Oxford Industries, Inc., Sugartown Worldwide, Inc., SWI Holdings, Inc. and the other parties thereto. Incorporated by reference to Exhibit 10.20 to the Company's Form 10-K for the fiscal year ended January 29, 2011.
10.9	First Amendment to Earnout Agreement, dated as of December 19, 2012, by and among Oxford Industries, Inc., Sugartown Worldwide LLC, and SWI Holdings, Inc., on behalf of itself and on behalf of the Sellers.*
10.10	Employment Agreement, dated as of December 21, 2010, by and between Sugartown Worldwide, Inc. and Scott A. Beaumont. Incorporated by reference to Exhibit 10.21 to the Company's Form 10-K for the fiscal year ended January 29, 2011.†
10.11	Third Amended and Restated Credit Agreement, dated as of June 14, 2012, by and among Oxford Industries, Inc., Tommy Bahama Group, Inc., the Persons party thereto from time to time as Guarantors, the financial institutions party thereto from time to time as lenders, the financial institutions party thereto from time to time as Issuing Banks and SunTrust Bank, as administrative agent. Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on June 15, 2012.

10.12	Third Amended and Restated Pledge and Security Agreement, dated as of June 14, 2012, among Oxford Industries, Inc., the other Grantors party thereto and SunTrust Bank, as administrative agent. Incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed on June 15, 2012.
10.13	Oxford Industries, Inc. Deferred Compensation Plan (as amended and restated effective June 13, 2012). Incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the fiscal quarter ended October 27, 2012.†
10.14	Compromise Agreement, dated November 12, 2012, by and between Ben Sherman Group Limited and Panayiotis Philippou.†*
10.15	Executive Post-Retirement Benefits Agreement, dated December 31, 2012, by and between Oxford Industries, Inc. and J. Hicks Lanier.†*
21	List of Subsidiaries.*
23	Consent of Independent Registered Public Accounting Firm.*
24	Powers of Attorney.*
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.*
101INS	XBRL Instance Document
101SCH	XBRL Taxonomy Extension Schema Document
101CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101DEF	XBRL Taxonomy Extension Definition Linkbase Document
101LAB	XBRL Taxonomy Extension Label Linkbase Document
101PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*
Filed herewith

†
Management contract or compensation plan or arrangement required to be filed as an exhibit to this form pursuant to Item 15(b) of this report.

        We agree to file upon request of the SEC a copy of all agreements evidencing long-term debt of ours omitted from this report pursuant to Item 601(b)(4)(iii) of Regulation S-K.

        Shareholders may obtain copies of Exhibits without charge upon written request to the Corporate Secretary, Oxford Industries, Inc., 999 Peachtree Street, N.E., Ste. 688, Atlanta, Georgia 30309.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

Oxford Industries, Inc.
By:	/s/ THOMAS C. CHUBB III Thomas C. Chubb III Chief Executive Officer and President

Date: April 4, 2013

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Capacity	Date

/s/ THOMAS C. CHUBB III Thomas C. Chubb III		Chief Executive Officer and President (Principal Executive Officer) and Director	April 4, 2013
/s/ K. SCOTT GRASSMYER K. Scott Grassmyer		Senior Vice President—Finance, Chief Financial Officer and Controller (Principal Financial Officer and Principal Accounting Officer)	April 4, 2013
* George C. Guynn		Director	April 4, 2013
* John R. Holder		Director	April 4, 2013
* J. Hicks Lanier		Director	April 4, 2013
J. Reese Lanier		Director
* Dennis M. Love		Director	April 4, 2013
* Clarence H. Smith		Director	April 4, 2013
* Clyde C. Tuggle		Director	April 4, 2013
* Helen B. Weeks		Director	April 4, 2013
* E. Jenner Wood		Director	April 4, 2013
*By	/s/ THOMAS E. CAMPBELL Thomas E. Campbell as Attorney-in-Fact