Form 10-Q
period 2013-05-04
OXFORD INDUSTRIES INC
filed 2013-06-12
CIK 75288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MAY 4, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of shares outstanding
Title of each class	as of June 7, 2013
Common Stock, $1 par value	16,387,270

OXFORD INDUSTRIES, INC.

INDEX TO FORM 10-Q

For the first quarter of fiscal 2013

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

Our SEC filings and public announcements may include forward-looking statements about future events. Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “will” and similar expressions identify forward-looking statements, which generally are not historical in nature. We intend for all forward-looking statements contained herein, in our press releases or on our website, and all subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf, to be covered by the safe harbor provisions for forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (which Sections were adopted as part of the Private Securities Litigation Reform Act of 1995). Important assumptions relating to these forward-looking statements include, among others, assumptions regarding the impact of economic conditions on consumer demand and spending, particularly in light of general economic uncertainty that continues to prevail, demand for our products, timing of shipments requested by our wholesale customers, expected pricing levels, competitive conditions, retention of and disciplined execution by key management, the timing and cost of store openings and of planned capital expenditures, costs of products as well as the raw materials used in those products, costs of labor, acquisition and disposition activities, expected outcomes of pending or potential litigation and regulatory actions, access to capital and/or credit markets and the impact of foreign losses on our effective tax rate. Forward-looking statements reflect our current expectations, based on currently available information, and are not guarantees of performance. Although we believe that the expectations reflected in such forward-looking statements are reasonable, these expectations could prove inaccurate as such statements involve risks and uncertainties, many of which are beyond our ability to control or predict. Should one or more of these risks or uncertainties, or other risks or uncertainties not currently known to us or that we currently deem to be immaterial, materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Important factors relating to these risks and uncertainties include, but are not limited to, those described in Part I, Item 1A. Risk Factors contained in our Annual Report on Form 10-K for fiscal 2012, as updated by Part II, Item 1A. Risk Factors in this report and those described from time to time in our future reports filed with the SEC. We caution that one should not place undue reliance on forward-looking statements, which speak only as of the date on which they are made. We disclaim any intention, obligation or duty to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

DEFINITIONS

As used in this report, unless the context requires otherwise, “our,” “us” or “we” means Oxford Industries, Inc. and its consolidated subsidiaries; “SG&A” means selling, general and administrative expenses; “SEC” means U.S. Securities and Exchange Commission; “FASB” means Financial Accounting Standards Board; “ASC” means the FASB Accounting Standards Codification; and “GAAP” means generally accepted accounting principles in the United States. Additionally, the terms listed below reflect the respective period noted:

Fiscal 2014	52 weeks ending January 31, 2015
Fiscal 2013	52 weeks ending February 1, 2014
Fiscal 2012	53 weeks ended February 2, 2013
Fourth quarter fiscal 2013	13 weeks ending February 1, 2014
Third quarter fiscal 2013	13 weeks ending November 2, 2013
Second quarter fiscal 2013	13 weeks ending August 3, 2013
First quarter fiscal 2013	13 weeks ended May 4, 2013
Fourth quarter fiscal 2012	14 weeks ended February 2, 2013
Third quarter fiscal 2012	13 weeks ended October 27, 2012
Second quarter fiscal 2012	13 weeks ended July 28, 2012
First quarter fiscal 2012	13 weeks ended April 28, 2012

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OXFORD INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except par amounts)

	May 4, 2013	February 2, 2013	April 28, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$ 28,325	$ 7,517	$ 5,679
Receivables, net	82,196	62,805	86,705
Inventories, net	95,798	109,605	85,996
Prepaid expenses, net	21,508	19,511	15,530
Deferred tax assets	20,686	22,952	19,339
Total current assets	248,513	222,390	213,249
Property and equipment, net	135,613	128,882	97,270
Intangible assets, net	163,813	164,317	165,673
Goodwill	17,267	17,275	16,495
Other non-current assets, net	23,209	23,206	22,302
Total Assets	$ 588,415	$ 556,070	$ 514,989
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and other accrued expenses	$ 77,783	$ 90,850	$ 76,377
Accrued compensation	14,651	25,472	16,703
Contingent consideration current liability	—	—	2,500
Short-term debt	5,825	7,944	6,023
Total current liabilities	98,259	124,266	101,603
Long-term debt	159,294	108,552	106,991
Non-current contingent consideration	14,519	14,450	11,245
Other non-current liabilities	46,340	44,572	39,446
Non-current deferred income taxes	35,498	34,385	33,614
Commitments and contingencies
Shareholders’ Equity:
Common stock, $1.00 par value per common share	16,387	16,595	16,541
Additional paid-in capital	111,882	104,891	101,090
Retained earnings	131,120	132,944	127,079
Accumulated other comprehensive loss	(24,884)	(24,585)	(22,620)
Total shareholders’ equity	234,505	229,845	222,090
Total Liabilities and Shareholders’ Equity	$ 588,415	$ 556,070	$ 514,989

See accompanying notes.

OXFORD INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(UNAUDITED)

(in thousands, except per share amounts)

	First Quarter Fiscal 2013	First Quarter Fiscal 2012
Net sales	$ 234,203	$ 230,953
Cost of goods sold	100,128	101,739
Gross profit	134,075	129,214
SG&A	113,025	100,808
Change in fair value of contingent consideration	69	600
Royalties and other operating income	5,080	4,982
Operating income	26,061	32,788
Interest expense, net	936	3,603
Net earnings before income taxes	25,125	29,185
Income taxes	11,502	11,183
Net earnings	$ 13,623	$ 18,002

Net earnings per share:
Basic	$ 0.82	$ 1.09
Diluted	$ 0.82	$ 1.09
Weighted average common shares outstanding:
Basic	16,586	16,531
Diluted	16,611	16,552
Dividends declared per common share	$ 0.18	$ 0.15

See accompanying notes.

OXFORD INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(in thousands)

	First Quarter Fiscal 2013	First Quarter Fiscal 2012
Net earnings	$ 13,623	$ 18,002

Other comprehensive income (loss), net of taxes
Foreign currency translation (loss) gain	(661)	1,269
Net unrealized (loss) gain on cash flow hedges	362	(215)
Total other comprehensive income (loss), net of taxes	(299)	1,054
Comprehensive income	$ 13,324	$ 19,056

See accompanying notes.

OXFORD INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	First Quarter Fiscal 2013	First Quarter Fiscal 2012
Cash Flows From Operating Activities:
Net earnings	$ 13,623	$ 18,002
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation	7,015	5,772
Amortization of intangible assets	211	256
Change in fair value of contingent consideration	69	600
Amortization of deferred financing costs and bond discount	108	376
Stock compensation expense	782	761
Deferred income taxes	3,443	(1,050)
Changes in working capital, net of acquisitions and dispositions:
Receivables	(19,707)	(26,638)
Inventories	13,600	17,889
Prepaid expenses	(2,002)	2,263
Current liabilities	(17,376)	(19,798)
Other non-current assets	(124)	(2,326)
Other non-current liabilities	1,772	781
Excess tax benefits related to stock-based compensation	(5,994)	—
Net cash used in operating activities	(4,580)	(3,112)
Cash Flows From Investing Activities:
Purchases of property and equipment	(13,860)	(9,633)
Net cash used in investing activities	(13,860)	(9,633)
Cash Flows From Financing Activities:
Repayment of revolving credit arrangements	(67,428)	(64,886)
Proceeds from revolving credit arrangements	116,171	71,670
Proceeds from issuance of common stock, including excess tax benefits	6,214	680
Repurchase of restricted stock for employee tax withholding liabilities	(12,637)	—
Dividends on common stock	(3,024)	(2,475)
Net cash provided by financing activities	39,296	4,989
Net change in cash and cash equivalents	20,856	(7,756)
Effect of foreign currency translation on cash and cash equivalents	(48)	62
Cash and cash equivalents at the beginning of year	7,517	13,373
Cash and cash equivalents at the end of the period	$ 28,325	$ 5,679

Supplemental disclosure of cash flow information:
Cash paid for interest, net	$ 860	$ 82
Cash paid (refunded) for income taxes	$ 1,113	$ (351)

See accompanying notes.

OXFORD INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FIRST QUARTER OF FISCAL 2013

1.                                      Basis of Presentation:  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial reporting and the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP.  We believe the accompanying unaudited condensed consolidated financial statements reflect all normal, recurring adjustments that are necessary for a fair presentation of our financial position and results of operations as of the dates and for the periods presented.  Results of operations for the interim periods presented are not necessarily indicative of results to be expected for our full fiscal year.  The accounting policies applied during the interim periods presented are consistent with the significant accounting policies described in our Annual Report on Form 10-K for fiscal 2012.

2.                                      Inventories: The components of inventories as of the dates specified are summarized in the following table (in thousands):

	May 4, 2013	February 2, 2013	April 28, 2012
Finished goods	$ 143,193	$ 154,593	$ 127,833
Work in process	4,447	6,028	4,378
Fabric, trim and supplies	4,605	5,431	6,161
LIFO reserve	(56,447)	(56,447)	(52,376)
Total	$ 95,798	$ 109,605	$ 85,996

LIFO accounting adjustments, which we consider to include changes in the LIFO reserve as well as the impact of changes in inventory reserves related to lower of cost or market adjustments that do not exceed the LIFO reserve, were a charge of less than $0.1 million in the first quarter of fiscal 2013 and a charge of $0.2 million in the first quarter of fiscal 2012.

3.                                      Operating Group Information:   Our business is primarily operated through our four operating groups: Tommy Bahama, Lilly Pulitzer, Lanier Clothes and Ben Sherman, as disclosed in our Annual Report on Form 10-K for fiscal 2012. We identify our operating groups based on the way our management organizes the components of our business for purposes of allocating resources and assessing performance. Our operating group structure reflects a brand-focused management approach, emphasizing operational coordination and resource allocation across each brand’s direct to consumer, wholesale and licensing operations. The tables below present certain information (in thousands) about our operating groups, as well as Corporate and Other, which is a reconciling category for reporting purposes.

	First Quarter Fiscal 2013	First Quarter Fiscal 2012
Net Sales
Tommy Bahama	$ 150,426	$ 141,134
Lilly Pulitzer	39,449	35,633
Lanier Clothes	27,260	33,007
Ben Sherman	12,236	17,352
Corporate and Other	4,832	3,827
Total Net Sales	$ 234,203	$ 230,953
Depreciation and Amortization
Tommy Bahama	5,150	4,321
Lilly Pulitzer	663	506
Lanier Clothes	103	97
Ben Sherman	725	674
Corporate and Other	585	430
Total Depreciation and Amortization	$ 7,226	$ 6,028

	First Quarter Fiscal 2013	First Quarter Fiscal 2012
Operating Income (Loss)
Tommy Bahama	$ 21,381	$ 25,564
Lilly Pulitzer	11,033	11,012
Lanier Clothes	2,461	4,046
Ben Sherman	(4,824)	(2,740)
Corporate and Other	(3,990)	(5,094)
Total Operating Income	26,061	32,788
Interest expense	936	3,603
Net earnings Before Income Taxes	$ 25,125	$ 29,185

4.                                      Income Taxes: Income tax expense reflects effective tax rates of 45.8% and 38.3% for the first quarter of fiscal 2013 and the first quarter of fiscal 2012, respectively. The effective tax rate for the first quarter of fiscal 2013 was impacted unfavorably by losses in foreign jurisdictions for which we were not able to recognize an income tax benefit.

5.                                      Accumulated Other Comprehensive Loss: The following tables detail the changes in our accumulated other comprehensive loss by component (in thousands), net of related income taxes, for the periods specified:

First Quarter of Fiscal 2013	Foreign currency translation gain (loss)	Net unrealized gain (loss) on cash flow hedges	Accumulated other comprehensive loss
Beginning balance	$ (23,986)	$ (599)	$ (24,585)
Other comprehensive (loss) income before reclassifications	(661)	332	(329)
Amounts reclassified from accumulated other comprehensive income (loss) for gains realized	—	30	30
Total other comprehensive (loss) income, net of taxes	(661)	362	(299)
Ending balance	$ (24,647)	$ (237)	$ (24,884)

First Quarter of Fiscal 2012	Foreign currency translation gain (loss)	Net unrealized gain (loss) on cash flow hedges	Accumulated other comprehensive loss
Beginning balance	$ (24,157)	$ 483	$ (23,674)
Other comprehensive income (loss) before reclassifications	1,269	(389)	880
Amounts reclassified from accumulated other comprehensive income (loss) for gains realized	—	174	174
Total other comprehensive income (loss), net of taxes	1,269	(215)	1,054
Ending balance	$ (22,888)	$ 268	$ (22,620)

Substantially all of the amounts reclassified from accumulated comprehensive loss included in the tables above relate to the gain (loss) on forward foreign currency exchange contracts. When forward foreign currency exchange contracts are settled, the resulting gain (loss) is reclassified from accumulated other comprehensive income to inventory in our consolidated balance sheet and then ultimately recognized in net earnings as cost of goods sold as the inventory is sold. The amounts reclassified from accumulated other comprehensive income relating to the gain (loss) on our interest rate swap agreements, if any, are recognized as interest expense in our consolidated statement of earnings.

6.                                      Subsequent Event: On May 6, 2013, we acquired the business operations relating to the Tommy Bahama business in Canada from our former licensee. As part of the acquisition, we reacquired the rights pursuant to the license agreement. We also acquired nine Tommy Bahama retail store operations and a wholesale business.  As of May 4, 2013, cash and cash equivalents on our balance sheet included $18.7 million which we had borrowed under our revolving credit agreement to fund the acquisition, pay transaction costs and provide amounts for initial working capital needs for the operations and development of the acquired business.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and the notes to the unaudited condensed consolidated financial statements contained in this report and the consolidated financial statements, notes to consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for fiscal 2012.

OVERVIEW

We generate revenues and cash flow primarily through our design, sourcing, marketing and distribution of branded apparel products bearing the trademarks of our owned lifestyle brands, as well as certain licensed and private label apparel products. We distribute our products through our direct to consumer channels, including our retail stores, e-commerce sites and restaurants, and our wholesale distribution channel, which includes better department stores, specialty stores, national chains, specialty catalogs, mass merchants and Internet retailers. In fiscal 2012, more than 90% of our consolidated net sales were to customers located in the United States, with the remainder primarily being sales of our Ben Sherman® products in the United Kingdom and Europe. We source substantially all of our products through third party manufacturers located outside of the United States and United Kingdom.

Our business strategy is to develop and market compelling lifestyle brands and products that are “fashion right” and evoke a strong emotional response from our target consumers. We strive to exploit the potential of our existing brands and products and, as suitable opportunities arise, we may acquire additional lifestyle brands that we believe fit within our business model. We believe that lifestyle branded products that create an emotional connection with our target consumers can command greater customer loyalty and higher price points at retail, resulting in higher earnings. We also believe a successful lifestyle brand opens up greater opportunities for direct to consumer and licensing operations.

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

We believe the global economic conditions and resulting economic uncertainty that has prevailed in recent years continue to impact each of our operating groups, and the apparel industry as a whole. Although some signs of economic improvements exist in the United States, the retail environment remains promotional and economic uncertainty remains. Further, the economies of the United Kingdom and Europe, which are important to our Ben Sherman operating group, continue to struggle more than the economy in the United States. We anticipate that sales of our products may continue to be negatively impacted as long as there is an elevated level of economic uncertainty. Additionally, we were impacted in recent periods by pricing pressures on raw materials, fuel, transportation, labor and other costs necessary for the production and sourcing of apparel products, which continues in fiscal 2013.

We believe that our Tommy Bahama® and Lilly Pulitzer® lifestyle brands have significant opportunities for long-term growth in their direct to consumer businesses through expansion of our retail store operations as we add additional retail store locations and with increases in same store and e-commerce sales, with e-commerce likely to grow at a faster rate than retail store operations. We also believe that these lifestyle brands provide an opportunity for moderate sales increases in their wholesale businesses in the long-term primarily from our current customers adding to their existing door count and the selective addition of new wholesale customers. We believe that in order to take advantage of opportunities for long-term growth for the brands, we must continue to invest in our Tommy Bahama and Lilly Pulitzer lifestyle brands.

We believe that the tailored clothing environment will continue to be very challenging, with competition and costing pressures negatively impacting operating income in Lanier Clothes in the near term. The Ben Sherman lifestyle brand currently faces challenges due to our ongoing elevation of the distribution of the brand, the sluggish economic conditions in the United Kingdom and Europe and missteps in the merchandise mix in our own retail stores. We believe that in the long-term Ben Sherman will have opportunities to improve its operating results if the elevation of the brand is successful and the economic conditions in the United Kingdom and Europe improve.

We continue to believe that it is important to maintain a strong balance sheet and ample liquidity. We believe that our positive cash flow from operations coupled with the strength of our balance sheet and liquidity will provide us with ample resources to fund future investments in our lifestyle brands. In the future, we may add additional lifestyle brands to our portfolio, if we identify appropriate targets which meet our investment criteria; however, we believe that we have significant opportunities to appropriately deploy our capital and resources in our existing lifestyle brands.

The following table sets forth our consolidated operating results (in thousands, except per share amounts) for the first quarter of fiscal 2013 compared to the first quarter of fiscal 2012:

First Quarter
	Fiscal 2013	Fiscal 2012
Net sales	$ 234,203	$ 230,953
Operating income	$ 26,061	$ 32,788
Net earnings	$ 13,623	$ 18,002
Net earnings per diluted share	$ 0.82	$ 1.09

The primary reasons for the lower earnings in the first quarter of fiscal 2013 were:

•                  An increase in SG&A for Tommy Bahama and Lilly Pulitzer which was primarily due to (1) the SG&A associated with the operation and pre-opening expenses of domestic retail stores opened in fiscal 2012 and fiscal 2013, (2) certain infrastructure, pre-opening retail store rent and other costs related to the Tommy Bahama Asia-Pacific expansion and (3) higher SG&A to support the growing Tommy Bahama and Lilly Pulitzer businesses;

•                  A decrease in net sales and operating results at both Lanier Clothes and Ben Sherman; and

•                  A higher effective tax rate in fiscal 2013 primarily due to our inability to recognize the income tax benefit of losses in foreign jurisdictions.

These items were partially offset by:

•                  An increase in net sales in both the Tommy Bahama and Lilly Pulitzer operating groups;

•                  A $2.7 million reduction in interest expense in the first quarter of fiscal 2013 to $0.9 million due to our borrowing at lower interest rates in fiscal 2013 compared to the first quarter of fiscal 2012 as a result of our July 2012 redemption of the remaining $105 million in aggregate principal amount of our 11 3/8% senior secured notes, using borrowings under our U.S. Revolving Credit Agreement; and

•                  A $0.5 million reduction in the change in fair value of contingent consideration.

OPERATING GROUPS

Our business is primarily operated through our four operating groups: Tommy Bahama, Lilly Pulitzer, Lanier Clothes and Ben Sherman. We identify our operating groups based on the way our management organizes the components of our business for purposes of allocating resources and assessing performance. Our operating group structure reflects a brand-focused management approach, emphasizing operational coordination and resource allocation across each brand’s direct to consumer, wholesale and licensing operations.

Tommy Bahama designs, sources, markets and distributes men’s and women’s sportswear and related products. The target consumers of Tommy Bahama are primarily affluent men and women age 35 and older who embrace a relaxed and casual approach to daily living. Tommy Bahama products can be found in our owned Tommy Bahama stores within and outside the United States and on our Tommy Bahama e-commerce website, tommybahama.com, as well as in better department stores and independent specialty stores throughout the United States and licensed Tommy Bahama stores in the United Arab Emirates. We also operate Tommy Bahama restaurants and license the Tommy Bahama name for various product categories. As of May 4, 2013, we operated 121 owned Tommy Bahama retail stores, including 80 full-price stores, 15 restaurant-retail locations and 26 outlet stores. This store count includes 111 owned domestic and 10 owned Asia-Pacific retail store locations, but excludes the nine retail stores located in Canada which we subsequently acquired on May 6, 2013.

Lilly Pulitzer designs, sources and distributes upscale collections of women’s and girl’s dresses, sportswear and related products. Lilly Pulitzer was originally created in the late 1950’s and is an affluent brand with a heritage and aesthetic based on the Palm Beach resort lifestyle. The brand is somewhat unique among women’s brands in that it has demonstrated multi-generational appeal, including young women in college or recently graduated from college; young mothers with their daughters; and women who are not tied to the academic calendar. Lilly Pulitzer products can be found in our owned Lilly Pulitzer stores, in Lilly Pulitzer Signature Stores and on our Lilly Pulitzer website, lillypulitzer.com, as well as in better department and independent specialty stores. We also license the Lilly Pulitzer name for various product categories. As of May 4, 2013, we operated 21 owned Lilly Pulitzer retail stores.

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

Ben Sherman is a London-based designer, marketer and distributor of men’s branded sportswear and related products. Ben Sherman was established in 1963 as an edgy shirt brand that was adopted by the “Mods” and has throughout its history been inspired by what is new and current in British art, music, culture and style. The brand has evolved into a British modernist lifestyle brand of apparel targeted at style conscious men ages 25 to 40 in multiple markets throughout the world. Ben Sherman products can be found in better department stores, a variety of independent specialty stores and our owned and licensed Ben Sherman retail stores, as well as on Ben Sherman e-commerce websites. We also license the Ben Sherman name for various product categories. As of May 4, 2013 we operated 19 owned Ben Sherman international and domestic retail stores, including 12 full-price retail stores and seven outlets.

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

For further information regarding our operating groups, see Note 3 to our unaudited condensed consolidated financial statements included in this report and Part I, Item 1. Business in our Annual Report on Form 10-K for fiscal 2012.

COMPARABLE STORE SALES

We often disclose comparable store sales in order to provide additional information regarding changes in our results of operations between periods. Our disclosures of comparable store sales include sales from full-price stores and our e-commerce sites, excluding sales associated with e-commerce flash clearance sales. We believe that given the similar nature and process of inventory planning, allocation and return policy, as well as our cross-channel marketing, and other initiatives, for the direct to consumer channel, the inclusion of our e-commerce sites in the comparable store sales disclosures is a more meaningful way of reporting our comparable store sales results. For our comparable store sales disclosures, we exclude (1) outlet store sales and amounts related to e-commerce flash clearance sales, as those sales are used primarily to liquidate end of season inventory, which may vary significantly depending on the level of end of season inventory on hand and generally occurs at lower gross margins than our full-price direct to consumer sales and (2) restaurant sales as we do not believe that the inclusion of restaurant sales is meaningful in assessing our consolidated operations. Thus, the comparable store metrics disclosed by us reflect comparable full-price retail stores and e-commerce sites, excluding e-commerce flash clearance sales, in total, unless specified otherwise.

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

Definitions and calculations of comparable store sales differ among companies in the apparel retail industry, and therefore comparable store metrics disclosed by us may not be comparable to the metrics disclosed by other companies.

RESULTS OF OPERATIONS

FIRST QUARTER OF FISCAL 2013 COMPARED TO FIRST QUARTER OF FISCAL 2012

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

	First Quarter
	Fiscal 2013		Fiscal 2012		$ Change	% Change
Net sales	$ 234,203	100.0%	$ 230,953	100.0%	$ 3,250	1.4%
Cost of goods sold	100,128	42.8%	101,739	44.1%	(1,611)	(1.6)%
Gross profit	134,075	57.2%	129,214	55.9%	4,861	3.8%
SG&A	113,025	48.3%	100,808	43.6%	12,217	12.1%
Change in fair value of contingent consideration	69	0.0%	600	0.3%	(531)	(88.5)%
Royalties and other operating income	5,080	2.2%	4,982	2.2%	98	2.0%
Operating income	26,061	11.1%	32,788	14.2%	(6,727)	(20.5)%
Interest expense, net	936	0.4%	3,603	1.6%	(2,667)	(74.0)%
Net earnings before income taxes	25,125	10.7%	29,185	12.6%	(4,060)	(13.9)%
Income taxes	11,502	4.9%	11,183	4.8%	319	2.9%
Net earnings	$ 13,623	5.8%	$ 18,002	7.8%	$ (4,379)	(24.3)%

The discussion and tables below compare certain line items included in our statements of earnings for the first quarter of fiscal 2013 to the first quarter of fiscal 2012. Each dollar and percentage change provided reflects the change between these periods unless indicated otherwise. Each dollar and share amount included in the tables is in thousands except for per share amounts. Individual line items of our consolidated statements of earnings may not be directly comparable to those of our competitors, as classification of certain expenses may vary by company.

Net Sales

	First Quarter
	Fiscal 2013	Fiscal 2012	$ Change	% Change
Tommy Bahama	$ 150,426	$ 141,134	$ 9,292	6.6%
Lilly Pulitzer	39,449	35,633	3,816	10.7%
Lanier Clothes	27,260	33,007	(5,747)	(17.4)%
Ben Sherman	12,236	17,352	(5,116)	(29.5)%
Corporate and Other	4,832	3,827	1,005	26.3%
Total net sales	$ 234,203	$ 230,953	$ 3,250	1.4%

Consolidated net sales increased $3.3 million, or 1.4%, in the first quarter of fiscal 2013 compared to the first quarter of fiscal 2012 primarily due to the increase in net sales at Tommy Bahama and Lilly Pulitzer, which were partially offset by decreased net sales at Lanier Clothes and Ben Sherman, each as discussed below.

Tommy Bahama:

The Tommy Bahama sales increase of $9.3 million, or 6.6%, was primarily driven by (1) a 10% increase in comparable store sales, which includes full price retail stores and e-commerce sales, to $63.6 million in the first quarter of fiscal 2013 compared to $57.8 million in the first quarter of fiscal 2012, (2) a net sales increase of $5.4 million associated with domestic retail stores and outlet stores opened during fiscal 2012 and fiscal 2013, (3) a net sales increase associated with our Tommy Bahama operations in Australia and Asia of $2.1 million and (4) an increase in restaurant sales. These increases in sales were partially offset by (1) a $3.8 million sales decrease in the wholesale business, which included a shift in the timing of shipments, in part due to the impact of the 53rd week in fiscal 2012, which resulted in more spring 2013 product being shipped during fiscal 2012 as compared to the prior year and (2) lower sales in outlet stores that were opened prior to fiscal 2012. Tommy Bahama’s apparel unit sales increased by 5.1% due to the higher volume in the direct to consumer distribution channel, and the average selling price per apparel unit increased by 1.3% as sales in the direct to consumer channel of distribution, which generally have a higher sales price per unit than wholesale sales, represented a greater proportion of Tommy Bahama net sales in the first quarter of fiscal 2013. The following table presents the proportion of net sales by distribution channel for Tommy Bahama for each period presented:

	First Quarter
	Fiscal 2013	Fiscal 2012
Full-price retail stores and outlet stores	46%	43%
E-Commerce	11%	9%
Restaurant	12%	12%
Wholesale	31%	36%
Total	100%	100%

Lilly Pulitzer:

The Lilly Pulitzer sales increase of $3.8 million, or 10.7%, was primarily driven by (1) a wholesale sales increase of $1.8 million reflecting an increase in full-price and off-price wholesale sales, (2) a net sales increase of $1.5 million associated with retail stores opened in fiscal 2012 and fiscal 2013 and (3) a 3% increase in comparable store sales to $13.8 million in the first quarter of fiscal 2013 compared to $13.4 million in the first quarter of fiscal 2012. Lilly Pulitzer’s average selling price per apparel unit increased by 7.0% while unit sales increased by 4.0%. The increased selling price per unit primarily resulted from a higher proportion of direct to consumer sales in the first quarter of fiscal 2013.  The increase in units sold was driven by increased units in all channels of distribution. The following table presents the proportion of net sales by distribution channel for Lilly Pulitzer for each period presented:

	First Quarter
	Fiscal 2013	Fiscal 2012
Full-price retail stores	26%	24%
E-Commerce	15%	16%
Wholesale	59%	60%
Total	100%	100%

Lanier Clothes:

The decrease in net sales for Lanier Clothes of $5.7 million, or 17.4%, was primarily due to the decrease in sales in both the branded and private label distribution channels. The decrease in sales was primarily due to the timing of wholesale orders as well as our exit from certain programs. These factors resulted in a 14.7% decrease in unit sales. A decrease in average selling price per unit of 3.2% was primarily due to continued pricing pressures in the tailored clothing business as well as a change in product mix.

Ben Sherman:

Net sales for Ben Sherman decreased by $5.1 million, or 29.5%, in the first quarter of fiscal 2013 compared to the first quarter of fiscal 2012, primarily due to a $5.0 million decline in wholesale sales, with direct to consumer net sales generally being comparable in the first quarter of fiscal 2013 and the first quarter of fiscal 2012 as sales at new stores and e-commerce sales offset sales decreases at existing stores. The decrease in net sales for Ben Sherman was primarily driven by a reduction in unit volume of 34.8% primarily attributable to (1) our exit from certain wholesale accounts in the United Kingdom and the United States and (2) the difficult economic conditions that persist in the United Kingdom and Europe. The direct to consumer operations of Ben Sherman continued to be negatively impacted by the missteps in Ben Sherman’s merchandise assortment planning that began in the second half of fiscal 2012, and, particularly in the current economic environment, resulted in too much product offering in styles at the higher end of the price range which gave rise to more promotions in our retail stores in order to sell inventory on hand.

The reduction in units sold was partially offset by an increase in the average selling price per unit of 8.2%. The increase in average selling price per unit reflects a greater proportion of Ben Sherman’s sales being direct to consumer sales. The change in sales mix that positively impacted average selling price per unit was partially offset by a 3.5% unfavorable foreign currency translation change in the average exchange rates between the two periods. The following table presents the proportion of net sales by distribution channel for Ben Sherman for each period presented:

	First Quarter
	Fiscal 2013	Fiscal 2012
Wholesale	53%	66%
Direct to Consumer	47%	34%
Total	100%	100%

Corporate and Other:

Corporate and Other net sales primarily consisted of the net sales of our Oxford Golf business and our Lyons, Georgia distribution center. The increase in the net sales for Corporate and Other was primarily driven by the higher net sales in our Oxford Golf business during the first quarter of fiscal 2013.

Gross Profit

The first table below presents gross profit by operating group and in total for the first quarter of fiscal 2013 and the first quarter of fiscal 2012 as well as the change between those two periods. The second table presents gross margin, which is calculated as gross profit divided by net sales, by operating group and in total for the first quarter of fiscal 2013 and the first quarter of fiscal 2012. Our gross profit and gross margin may not be directly comparable to those of our competitors, as statement of operations classification of certain expenses may vary by company.

	First Quarter
	Fiscal 2013	Fiscal 2012	$ Change	% Change
Tommy Bahama	$ 93,131	$ 86,131	$ 7,000	8.1%
Lilly Pulitzer	24,894	23,083	1,811	7.8%
Lanier Clothes	7,947	10,049	(2,102)	(20.9)%
Ben Sherman	6,305	8,989	(2,684)	(29.9)%
Corporate and Other	1,798	962	836	86.9%
Total	$ 134,075	$ 129,214	$ 4,861	3.8%
LIFO charges included in Corporate and Other	$ 28	$ 223

	First Quarter
	Fiscal 2013	Fiscal 2012
Tommy Bahama	61.9%	61.0%
Lilly Pulitzer	63.1%	64.8%
Lanier Clothes	29.2%	30.4%
Ben Sherman	51.5%	51.8%
Corporate and Other	NM	NM
Total	57.2%	55.9%

The increase in consolidated gross profit was primarily due to higher net sales in Tommy Bahama and Lilly Pulitzer partially offset by the lower sales in Ben Sherman and Lanier Clothes, each as discussed above. Additionally, gross profit was also impacted by the changes in gross margin by operating group, as discussed below.

On a consolidated basis, the increase in gross margins from the first quarter of fiscal 2012 to the first quarter of fiscal 2013 was primarily due to a change in the sales mix. The change in sales mix in the first quarter of fiscal 2013 included (1) Tommy Bahama and Lilly Pulitzer, which typically have higher gross margins than our other operating groups, representing a greater proportion of our consolidated net sales and (2) direct to consumer sales, which generally have higher gross margins than wholesale sales, making up a larger proportion of the Tommy Bahama, Lilly Pulitzer and Ben Sherman sales. These items, which positively impacted gross margins, were partially offset by the negative impact of gross margin pressures at Lanier Clothes and more significant promotions at Ben Sherman during the first quarter of fiscal 2013.

The higher gross margin at Tommy Bahama was primarily due to the change in the proportion of sales in each distribution channel as sales in the direct to consumer distribution channel, which typically have higher gross margins than the wholesale distribution channel, represented a greater proportion of Tommy Bahama’s net sales in the first quarter of fiscal 2013.

The decrease in gross margin for Lilly Pulitzer from the first quarter of fiscal 2012 to the first quarter of fiscal 2013 was primarily due to approximately $0.8 million of off-price wholesale sales that occurred in the first quarter of fiscal 2013, whereas similar off-price sales in fiscal 2012 occurred in the second quarter of fiscal 2012. The gross margin impact of these off-price sales exceeded the positive impact of the change in sales mix towards direct to consumer sales.

The decrease in gross margin at Lanier Clothes was primarily the result of continuing gross margin pressures, including both competitive factors and higher product costs that continue to impact the tailored clothing business as well as a shift in product mix.

The decrease in gross margin at Ben Sherman reflects (1) heavier promotions in the direct to consumer business, (2) a higher proportion of off-price sales and (3) the competitive factors resulting from the difficult economic conditions that persist in the United Kingdom and Europe. The heavier promotions and the higher proportion of off-price sales, which were necessary measures to appropriately manage inventory levels, primarily resulted from the merchandising misstep in the second half of fiscal 2012 and the impact of the economic environment. These negative factors offset the positive gross margin impact of the shift towards direct to consumer sales representing a larger proportion of the Ben Sherman business in the first quarter of fiscal 2013.

The gross profit in Corporate and Other in each period primarily reflects the impact on gross profit of our Oxford Golf and Lyons, Georgia distribution center operations offset by the impact of LIFO accounting adjustments. The LIFO accounting charge was less than $0.1 million in the first quarter of fiscal 2013 compared to a charge of $0.2 million in the first quarter of fiscal 2012.

SG&A

	First Quarter
	Fiscal 2013	Fiscal 2012	$ Change	% Change
SG&A	$ 113,025	$ 100,808	$ 12,217	12.1%
SG&A (as % of net sales)	48.3%	43.6%

The increase in SG&A was primarily due to (1) $5.7 million of incremental SG&A in the first quarter of fiscal 2013 associated with operating additional domestic Tommy Bahama and Lilly Pulitzer stores, (2) $4.3 million of incremental SG&A associated with certain infrastructure, pre-opening retail store rent and other costs related to the Tommy Bahama Asia-Pacific expansion, (3) higher costs, consisting primarily of employment and advertising expenses, to support the growing Tommy Bahama and Lilly Pulitzer businesses, including support functions for direct to consumer operations and (4) transaction costs associated with our acquisition of the business operations relating to the Tommy Bahama business in Canada from our former licensee. The increases in SG&A for Tommy Bahama and Lilly Pulitzer were partially offset by modest SG&A reductions in Lanier Clothes, Ben Sherman and Corporate and Other.

Change in fair value of contingent consideration

	First Quarter
	Fiscal 2013	Fiscal 2012	$ Change	% Change
Change in fair value of contingent consideration	$ 69	$ 600	$ (531)	(88.5)%

Change in the fair value of contingent consideration reflects the current period impact of the change in the fair value of the contingent consideration obligation associated with the Lilly Pulitzer acquisition, as discussed in our Annual Report on Form 10-K for fiscal 2012. The decrease in change in fair value of contingent consideration in the first quarter of fiscal 2013 was primarily due to the significant increase in the fair value of the contingent consideration recognized in the fourth quarter of fiscal 2012 which resulted from our assessment of greater certainty that the full amount of the contingent consideration will be paid in the future. This change in fair value results in charges now reflecting a lower discount rate associated with the obligation than the discount rate used in prior periods. We anticipate that the charge for the change in the fair value of the contingent consideration for the full 2013 fiscal year will be $0.3 million.

Royalties and other operating income

	First Quarter
	Fiscal 2013	Fiscal 2012	$ Change	% Change
Royalties and other operating income	$ 5,080	$ 4,982	$ 98	2.0%

Royalties and other operating income in the first quarter of fiscal 2013 primarily reflect income received from third parties from the licensing of our Tommy Bahama, Ben Sherman and Lilly Pulitzer brands, which were comparable on a consolidated basis to the royalty income recognized in the first quarter of fiscal 2012 with slightly higher royalty income in Tommy Bahama and Lilly Pulitzer being offset by a decrease in Ben Sherman royalty income.

Operating income (loss)

	First Quarter
	Fiscal 2013	Fiscal 2012	$ Change	% Change
Tommy Bahama	$ 21,381	$ 25,564	$ (4,183)	(16.4)%
Lilly Pulitzer	11,033	11,012	21	0.2%
Lanier Clothes	2,461	4,046	(1,585)	(39.2)%
Ben Sherman	(4,824)	(2,740)	(2,084)	(76.1)%
Corporate and Other	(3,990)	(5,094)	1,104	21.7%
Total operating income	$ 26,061	$ 32,788	$ (6,727)	(20.5)%
LIFO charges included in operating income of Corporate and Other	$ 28	$ 223
Change in fair value of contingent consideration included in operating income of Lilly Pulitzer	$ 69	$ 600

Operating income, on a consolidated basis, was $26.1 million in the first quarter of fiscal 2013 compared to $32.8 million in the first quarter of fiscal 2012. The 20.5% decrease in operating income was primarily due to the lower operating income of Tommy Bahama, Ben Sherman and Lanier Clothes, partially offset by a lower operating loss in Corporate and Other.  Changes in operating income by operating group are discussed below.

Tommy Bahama:

	First Quarter
	Fiscal 2013	Fiscal 2012	$ Change	% Change
Net sales	$ 150,426	$ 141,134	$ 9,292	6.6%
Gross margin	61.9%	61.0%
Operating income	$ 21,381	$ 25,564	$ (4,183)	(16.4)%
Operating income as % of net sales	14.2%	18.1%

The decrease in operating income for Tommy Bahama was primarily due to the higher SG&A which out- paced the increase in net sales and the expanded gross margins, each as discussed above. The increased SG&A was primarily associated with (1) operating additional domestic retail stores in fiscal 2013 which resulted in $4.9 million of additional SG&A, (2) $4.3 million of incremental SG&A associated with certain infrastructure, pre-opening retail store rent and other costs related to the Tommy Bahama Asia-Pacific expansion, (3) higher SG&A, consisting primarily of employment costs and advertising costs, to support the growing Tommy Bahama business and (4) transaction costs associated with our acquisition of the business operations relating to the Tommy Bahama business in Canada from our former licensee.

The higher SG&A associated with our Asia-Pacific operations, partially offset by gross profit of our Asia-Pacific stores, resulted in an operating loss associated with our Asia-Pacific operations of $4.4 million in the first quarter of fiscal 2013 compared to an operating loss associated with our Asia-Pacific operations of $1.8 million in the first quarter of fiscal 2012. We anticipate as the year progresses that the operating losses related to our Asia-Pacific operations will moderate, resulting in the operating losses in fiscal 2013 being comparable to the $10.4 million of losses incurred in fiscal 2012. However, the rate of the losses should be lower by the end of fiscal 2013 as compared to fiscal 2012 as we will have more Asia-Pacific stores operating at the end of fiscal 2013 than we did at the end of fiscal 2012 to provide operating income to offset the Asia-Pacific infrastructure.

Lilly Pulitzer:

	First Quarter
	Fiscal 2013	Fiscal 2012	$ Change	% Change
Net sales	$ 39,449	$ 35,633	$ 3,816	10.7%
Gross margin	63.1%	64.8%
Operating income	$ 11,033	$ 11,012	$ 21	0.2%
Operating income as % of net sales	28.0%	30.9%
Change in fair value of contingent consideration included in operating income	$ 69	$ 600

The fiscal 2013 operating income for Lilly Pulitzer was comparable with the fiscal 2012 operating income. Increased net sales and the $0.5 million lower charge for the change in fair value of contingent consideration were offset by increased SG&A and reduced gross margins, each as discussed above. The increased SG&A was primarily associated with (1) higher costs, consisting primarily of employment expenses, to support the growing Lilly Pulitzer business and (2) $0.8 million of incremental SG&A associated with the cost of operating additional retail stores during fiscal 2013.

Lanier Clothes:

	First Quarter
	Fiscal 2013	Fiscal 2012	$ Change	% Change
Net sales	$ 27,260	$ 33,007	$ (5,747)	(17.4)%
Gross margin	29.2%	30.4%
Operating income	$ 2,461	$ 4,046	$ (1,585)	(39.2)%
Operating income as % of net sales	9.0%	12.3%

The decrease in operating income for Lanier Clothes was primarily the result of the lower sales and gross margins, each as discussed above, partially offset by lower SG&A resulting from lower employment and advertising costs.

Ben Sherman:

	First Quarter
	Fiscal 2013	Fiscal 2012	$ Change	% Change
Net sales	$ 12,236	$ 17,352	$ (5,116)	(29.5)%
Gross margin	51.5%	51.8%
Operating loss	$ (4,824)	$ (2,740)	$ (2,084)	(76.1)%
Operating loss as % of net sales	(39.4)%	(15.8)%

The decline in operating results for Ben Sherman was primarily due to the significant decrease in sales and slightly lower gross margin, each as discussed above, and lower royalty income. These factors that negatively impacted the operating results were partially offset by reduced SG&A in Ben Sherman.

Corporate and Other:

	First Quarter
	Fiscal 2013	Fiscal 2012	$ Change	% Change
Net sales	$ 4,832	$ 3,827	$ 1,005	26.3%
Operating loss	$ (3,990)	$ (5,094)	$ 1,104	21.7%
LIFO charges included in operating loss	$ 28	$ 223

The Corporate and Other operating results improved by $1.1 million from a loss of $5.1 million in fiscal 2012 to a loss of $4.0 million in fiscal 2013. The improvement in operating results was primarily due to (1) the higher sales of the Oxford Golf and Lyons, Georgia distribution center, (2) reduced SG&A in our corporate operations and (3) a $0.2 million reduction in the charge from LIFO accounting.

Interest expense, net

	First Quarter
	Fiscal 2013	Fiscal 2012	$ Change	% Change
Interest expense, net	$ 936	$ 3,603	$ (2,667)	(74.0)%

Interest expense for the first quarter of fiscal 2013 decreased primarily due to our borrowing at lower interest rates in the first quarter of fiscal 2013 compared to the first quarter of fiscal 2012.  During the first quarter of fiscal 2013, substantially all of our borrowings were under our U.S. Revolving Credit Agreement, whereas substantially all of our borrowings in the first quarter of fiscal 2012 were from our previously outstanding senior secured notes, which had a coupon rate of 11 3/8%. The change in the source of our borrowings resulted from our redemption of the remaining outstanding senior secured notes in July 2012, which was primarily funded with borrowings under our U.S. Revolving Credit Agreement. We anticipate that interest expense for fiscal 2013 will be approximately $4.5 million.

Income taxes

	First Quarter
	Fiscal 2013	Fiscal 2012	$ Change	% Change
Income taxes	$ 11,502	$ 11,183	$ 319	2.9%
Effective tax rate	45.8%	38.3%

Income tax expense for the first quarter of fiscal 2013 increased compared to the first quarter of fiscal 2012 due to an increase in the effective tax rate. The projected effective tax rate for fiscal 2013 reflects the impact of foreign losses for which we do not expect to recognize an income tax benefit, with the first quarter effective tax rate being more significantly impacted due to a larger concentration of the foreign losses in the first quarter. We anticipate that our effective tax rate for the full year fiscal 2013 will be approximately 41% as foreign losses should decrease in future quarters of fiscal 2013. Our effective tax rate in future years will be dependent upon our ability to recognize an income tax benefit for foreign losses, among other factors.

Net earnings

First Quarter
	Fiscal 2013	Fiscal 2012
Net earnings	$ 13,623	$ 18,002
Net earnings per dilute share	$ 0.82	$ 1.09
Weighted average common shares outstanding-diluted	16,611	16,552

The lower net earnings for the first quarter of fiscal 2013 compared to the first quarter of fiscal 2012 was primarily due to (1) an increase in SG&A for Tommy Bahama and Lilly Pulitzer related to the growth of those brands, (2) lower net sales for Lanier Clothes and Ben Sherman and (3) a higher effective tax rate due to our inability to recognize the income tax benefit of losses in foreign jurisdictions. These factors were partially offset by (1) an increase in net sales for Tommy Bahama and Lilly Pulitzer, (2) a $2.7 million reduction in interest expense and (3) a $0.5 million reduction in the change in fair value of contingent consideration.

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

As of May 4, 2013, we had $28.3 million of cash on hand, with $165.1 million of borrowings outstanding and $71.6 million of availability under our revolving credit agreements. We believe our balance sheet and anticipated positive cash flows from operating activities in the future provides us with ample opportunity to continue to invest in our brands and our direct to consumer initiatives in future periods.

Key Liquidity Measures

($ in thousands)	May 4, 2013	February 2, 2013	April 28, 2012	January 28, 2012
Current assets	$ 248,513	$ 222,390	$ 213,249	$ 214,070
Current liabilities	98,259	124,266	101,603	117,554
Working capital	$ 150,254	$ 98,124	$ 111,646	$ 96,516
Working capital ratio	2.53	1.79	2.10	1.82
Debt to total capital ratio	41%	34%	34%	34%

Our working capital ratio is calculated by dividing total current assets by total current liabilities. Current assets increased from April 28, 2012 to May 4, 2013 primarily due to higher cash, inventories and prepaid expense levels and slightly lower current liabilities levels, resulting in a higher working capital ratio.

For the ratio of debt to total capital, debt is defined as short-term and long-term debt, and total capital is defined as debt plus shareholders’ equity. Debt was $165.1 million at May 4, 2013 and $113.0 million at April 28, 2012, while shareholders’ equity was $234.5 million at May 4, 2013 and $222.1 million at April 28, 2012. The higher debt to total capital ratio at May 4, 2013 as compared to April 28, 2012 is primarily due to the higher debt levels at May 4, 2013. The increase in debt was primarily due to the following items occurring subsequent to April 28, 2012: (1) $64.9 million of capital expenditures, (2) $18.7 million of cash related to the acquisition of our former licensee’s Tommy Bahama operations in Canada, (3) $10.5 million of dividends paid on our common stock, (4) a $6.0 million premium required to redeem our senior secured notes in July 2012 and (5) $5.0 million of payments related to the Lilly Pulitzer contingent consideration arrangement, which in the aggregate exceeded the $66.0 million of cash flows from operations for the period from April 28, 2012 through May 4, 2013. Our debt levels and ratio of debt to total capital in future periods may not be comparable to historical amounts as we continue to assess, and possibly make changes to, our capital structure. Changes in our capital structure in the future, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Balance Sheet

The following tables set forth certain information included in our consolidated balance sheets (in thousands). Below each table are explanations for any significant changes in the balances from April 28, 2012 to May 4, 2013.

Current Assets:

	May 4, 2013	February 2, 2013	April 28, 2012	January 28, 2012
Cash and cash equivalents	$ 28,325	$ 7,517	$ 5,679	$ 13,373
Receivables, net	82,196	62,805	86,705	59,706
Inventories, net	95,798	109,605	85,996	103,420
Prepaid expenses, net	21,508	19,511	15,530	17,838
Deferred tax assets	20,686	22,952	19,339	19,733
Total current assets	$ 248,513	$ 222,390	$ 213,249	$ 214,070

Cash and cash equivalents as of May 4, 2013 and April 28, 2012 include typical cash amounts maintained on an ongoing basis in our operations, which often ranges from $5 million to $10 million at any given time. Any excess cash generally is used to repay amounts outstanding under our revolving credit agreements. Cash and cash equivalents as of May 4, 2013 also includes cash that we borrowed just before quarter end to fund the acquisition of our former Canadian licensee, which was completed on May 6, 2013. Receivables, net as of May 4, 2013 decreased compared to April 28, 2012 primarily due to the decreased wholesale sales in our operating groups in the last two months of the first quarter of fiscal 2013 compared to the last two months of the first quarter of fiscal 2012, which was a result of timing of shipments within the quarter as well as lower wholesale sales, particularly in our Lanier Clothes, Ben Sherman and Tommy Bahama businesses.

Inventories, net as of May 4, 2013 increased from April 28, 2012 primarily to support anticipated sales growth and additional retail stores for Tommy Bahama and Lilly Pulitzer, while inventory levels at both Lanier Clothes and Ben Sherman decreased from April 28, 2012. The increase in prepaid expenses, net at May 4, 2013 from April 28, 2012 was primarily due to being in a prepaid tax position as of May 4, 2013 as well as the timing of payment and recognition of the related expense for certain prepaid items, including product samples, advertising and rent. Deferred tax assets increased from April 28, 2012 primarily as a result of the change in timing differences associated with inventory, which were partially offset by reductions in deferred tax assets associated with accrued compensation.

Non-current Assets:

	May 4, 2013	February 2, 2013	April 28, 2012	January 28, 2012
Property and equipment, net	$ 135,613	$ 128,882	$ 97,270	$ 93,206
Intangible assets, net	163,813	164,317	165,673	165,193
Goodwill	17,267	17,275	16,495	16,495
Other non-current assets, net	23,209	23,206	22,302	20,243
Total non-current assets, net	$ 339,902	$ 333,680	$ 301,740	$ 295,137

The increase in property and equipment, net at May 4, 2013 was primarily due to the capital expenditures subsequent to April 28, 2012, which were partially offset by depreciation expense during that same period. The decrease in intangible assets, net was primarily due to amortization of intangible assets associated with Tommy Bahama, Lilly Pulitzer and Ben Sherman subsequent to April 28, 2012 as well as the impact of foreign currency exchange rates on the intangible assets. The increase in goodwill from April 28, 2012 was primarily related to the goodwill associated with our acquisition of the Tommy Bahama business in Australia from our former licensee that operated that business. The increase in other non-current assets was primarily due to higher asset balances set aside for potential deferred compensation obligations and security deposit payments for certain international retail store lease agreements, partially offset by decreases in deferred financing costs.

Liabilities:

	May 4, 2013	February 2, 2013	April 28, 2012	January 28, 2012
Current liabilities	$ 98,259	$ 124,266	$ 101,603	$ 117,554
Long-term debt	159,294	108,552	106,991	103,405
Non-current contingent consideration	14,519	14,450	11,245	10,645
Other non-current liabilities	46,340	44,572	39,446	38,652
Non-current deferred income taxes	35,498	34,385	33,614	34,882
Total liabilities	$ 353,910	$ 326,225	$ 292,899	$ 305,138

The change in current liabilities at May 4, 2013 compared to April 28, 2012 was primarily due to (1) being in an income tax payable position at April 28, 2012 but a prepaid income tax position as of May 4, 2013, (2) the $2.5 million current liability related to contingent consideration being accrued as of April 28, 2012, but having already been paid as of May 4, 2013 and (3) lower accrued compensation as of May 4, 2013. These decreases were partially offset by an increase in trade accounts payable and accrued expenses which were primarily driven by higher inventory levels as of May 4, 2013. The increase in debt at May 4, 2013 compared to April 28, 2012 was primarily due to the following items occurring subsequent to April 28, 2012: (1) $64.9 million of capital expenditures, (2) $18.7 million of cash related to the acquisition of our former licensee’s Tommy Bahama operations in Canada, (3) $10.5 million of dividends paid on our common stock, (4) a $6.0 million premium required to redeem our senior secured notes in July 2012 and (5) $5.0 million of payments related to the Lilly Pulitzer contingent consideration arrangement, which in the aggregate exceeded the $66.0 million of cash flows from operations for the period from April 28, 2012 through May 4, 2013.

The increase in non-current contingent consideration from April 28, 2012 was primarily due to the fiscal 2012 adjustment to fair value recognized in our consolidated statement of earnings subsequent to April 28, 2012, which was partially offset by the payment of the fiscal 2012 contingent consideration obligation of $2.5 million during fiscal 2012. Other non-current liabilities increased as of May 4, 2013 compared to the prior year primarily due to increases in deferred rent and deferred compensation liabilities partially offset by a $2.2 million reduction in reserves for uncertain tax positions. Non-current deferred income taxes decreased from April 28, 2012 to May 4, 2013 primarily as a result of the change in timing differences associated with depreciation, partially offset by a change in the book to tax differences related to deferred rent and contingent consideration liabilities, the fourth quarter fiscal 2012 change in assertion regarding the permanent reinvestment of foreign earnings and a change in the expected effective tax rate to be realized resulting from a change in the enacted tax rate in fiscal 2012.

Statement of Cash Flows

The following table sets forth the net cash flows for the first quarter of fiscal 2013 and the first quarter of fiscal 2012 (in thousands):

	First Quarter
	Fiscal 2013	Fiscal 2012
Net cash used in operating activities	$ (4,580)	$ (3,112)
Net cash used in investing activities	(13,860)	(9,633)
Net cash provided by financing activities	39,296	4,989
Net change in cash and cash equivalents	$ 20,856	$ (7,756)

Cash and cash equivalents on hand was $28.3 million and $5.7 million at May 4, 2013 and April 28, 2012, respectively. Cash and cash equivalents, as of May 4, 2013, includes $18.7 million of cash which was subsequently used after quarter-end to fund the acquisition of our former licensee’s Tommy Bahama operations in Canada, pay the related transaction costs and provide amounts for initial working capital needs for the operations and development of the acquired business. Changes in cash flows in the first quarter of fiscal 2013 and the first quarter of fiscal 2012 related to operating activities, investing activities and financing activities are discussed below.

Operating Activities:

In the first quarter of fiscal 2013 and the first quarter of fiscal 2012, operating activities used $4.6 million and $3.1 million of cash, respectively. The lower cash flow from operating activities for the first quarter of fiscal 2013 was primarily due to the lower net earnings partially offset by more favorable changes in working capital accounts, both as compared to the prior year. The cash flow from operating activities was primarily the result of net earnings for the relevant period, adjusted for non-cash activities such as depreciation, amortization, stock compensation expense, change in fair value of contingent consideration and the net impact of changes in our working capital accounts. Due to the seasonality of our business, it is not uncommon for our operations to use cash flow during the first quarter of the fiscal year, with later quarters providing positive cash flows from operating activities. In the first quarter of fiscal 2013 and the first quarter of fiscal 2012, the more significant changes in working capital were a decrease in current liabilities and an increase in receivables, both of which decreased cash, which were partially offset by a decrease in inventories.

Investing Activities:

During the first quarter of fiscal 2013 and the first quarter of fiscal 2012, investing activities used $13.9 million and $9.6 million, respectively, of cash related to capital expenditures. The capital expenditures in each quarter primarily related to costs associated with new retail stores, information technology initiatives and retail store and restaurant remodeling.

Financing Activities:

During the first quarter of fiscal 2013 and the first quarter of fiscal 2012, financing activities provided $39.3 million and $5.0 million of cash, respectively, with changes in debt being the most significant changes in financing activities during each period. In the first quarter of fiscal 2013, we increased debt by $48.7 million based on cash needs during the quarter, while in the first quarter of fiscal 2012 we increased debt by $6.8 million. The higher borrowings during the first quarter of fiscal 2013 reflect (1) amounts borrowed to fund the acquisition of our former licensee’s Tommy Bahama operations in Canada, (2) amounts paid for capital expenditures, (3) amounts paid related to the repurchase of certain restricted stock awards that vested in the first quarter of fiscal 2013, which were used to satisfy the resulting employee tax liabilities, (4) cash required to fund the cash flow used in operations during the quarter and (5) the payment of $3.0 million of dividends. The proceeds from common stock in the first quarter of fiscal 2013 primarily resulted from the excess tax benefit associated with the restricted stock awards that vested in the first quarter of fiscal 2013.

Liquidity and Capital Resources

The table below sets forth amounts outstanding under our financing arrangements (in thousands) as of May 4, 2013:

$235 million U.S. Secured Revolving Credit Facility (“U.S. Revolving Credit Agreement”)	$ 159,294
£7 million Senior Secured Revolving Credit Facility (“U.K. Revolving Credit Agreement”)	5,825
Total debt	165,119
Short-term debt	(5,825)
Long-term debt	$ 159,294

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

To the extent cash flow needs exceed cash flow provided by our operations we will have access, subject to their terms, to our lines of credit to provide funding for operating activities, capital expenditures and acquisitions, if any. Our credit facilities are also used to finance trade letters of credit for product purchases, which are drawn against our lines of credit at the time of shipment of the products and reduce the amounts available under our lines of credit and borrowing capacity under our credit facilities when issued. As of May 4, 2013, $7.8 million of trade letters of credit and other limitations on availability in the aggregate were outstanding against our credit facilities. After considering these limitations and the amount of eligible assets in our borrowing base, as applicable, as of May 4, 2013, we had $69.6 million and $2.0 million in unused availability under the U.S. Revolving Credit Agreement and the U.K. Revolving Credit Agreement, respectively, subject to the respective limitations on borrowings set forth in the U.S. Revolving Credit Agreement and the U.K. Revolving Credit Agreement.

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

We believe that the affirmative covenants, negative covenants, financial covenants and other restrictions under our credit facilities are customary for those included in similar facilities entered into at the time we entered into our agreements. During the first quarter of fiscal 2013 and as of May 4, 2013, no financial covenant testing was required pursuant to our U.S. Revolving Credit Agreement as the minimum availability threshold was met at all times. As of May 4, 2013, we were compliant with all covenants related to our credit facilities.

Other Liquidity Items:

We anticipate that we will be able to satisfy our ongoing cash requirements, which generally consist of working capital and other operating activity needs, capital expenditures, interest payments on our debt and dividends, if any, primarily from positive cash flow from operations supplemented by borrowings under our lines of credit, if necessary. Our need for working capital is typically seasonal with the greatest requirements generally existing in the fall and spring of each year. Our capital needs will depend on many factors including our growth rate, the need to finance inventory levels and the success of our various products. We anticipate that at the maturity of any of our financing arrangements or as otherwise deemed appropriate, we will be able to refinance the facilities and debt with terms available in the market at that time, which may or may not be as favorable as the terms of the current agreements or current market terms.

Our contractual obligations as of May 4, 2013 have not changed significantly from the contractual obligations outstanding at February 2, 2013, as disclosed in our Annual Report on Form 10-K for fiscal 2012 filed with the SEC, other than changes in the amounts outstanding under our revolving credit agreements, as discussed above.

Our anticipated capital expenditures for fiscal 2013, including the $13.9 million incurred in the first quarter of fiscal 2013, are expected to be approximately $45 million compared to $60.7 million for the full year of fiscal 2012. These expenditures are expected to consist primarily of costs associated with opening new retail stores, retail store and restaurant remodeling and information technology initiatives, including e-commerce enhancements.

Off Balance Sheet Arrangements

We have not entered into agreements which meet the SEC’s definition of an off balance sheet financing arrangement, other than operating leases, and have made no financial commitments to or guarantees with respect to any unconsolidated subsidiaries or special purpose entities.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. On an ongoing basis, we evaluate our estimates, including those related to receivables, inventories, goodwill, intangible assets, income taxes, contingencies and other accrued expenses. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that we have appropriately applied our critical accounting policies. However, in the event that inappropriate assumptions or methods were used relating to the critical accounting policies below, our consolidated statements of earnings could be misstated. Our critical accounting policies and estimates are discussed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for fiscal 2012. There have not been any significant changes to the application of our critical accounting policies and estimates during the first quarter of fiscal 2013.

A detailed summary of significant accounting policies is included in Note 1 to our consolidated financial statements contained in our Annual Report on Form 10-K for fiscal 2012.

SEASONAL ASPECTS OF OUR BUSINESS

Each of our operating groups is impacted by seasonality as the demand by specific product or style, as well as by distribution channel, may vary significantly depending on the time of year. For details of the impact of seasonality on each of our operating groups, see the business discussion under the caption “Seasonal Aspects of Business” for each operating group discussed in Part I. Item 1, Business in our Annual Report on Form 10-K for fiscal 2012. The following table presents our percentage of net sales and operating income by quarter for fiscal 2012:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	27%	24%	21%	28%
Operating income (1)	48%	29%	9%	14%

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain interest rate, foreign currency, commodity and inflation risks as discussed in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for fiscal 2012. There have not been any significant changes in our exposure to these risks during the first quarter of fiscal 2013.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the first quarter of fiscal 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Additional Information

During the first quarter of fiscal 2013, in conjunction with our ongoing integration of our financial systems, we converted the general ledger system of certain of our foreign operations to our integrated financial system. As a result of this conversion, certain controls were modified, as necessary, to supplement and complement the existing internal controls over financial reporting. In the future, we may convert other systems, including financial systems, used in our operations to a more integrated system across operating groups and geographic areas. The conversion of certain of our systems, including the changes implemented in the first quarter of fiscal 2013, was undertaken to provide more integrated systems across our operating groups and geographic areas and efficiencies in our operations and not in response to any actual or perceived deficiencies in our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the ordinary course of business, we may become subject to litigation or claims. We are not currently a party to any litigation or regulatory action that we believe could reasonably be expected to have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, investors should carefully consider the factors discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for fiscal 2012, which could materially affect our business, financial condition or operating results. The risks described in our Annual Report on Form 10-K for fiscal 2012 are not the only risks facing our company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)         During the first quarter of fiscal 2012, we did not make any unregistered sales of our equity securities.

(c)          We have certain stock incentive plans as described in Note 7 to our consolidated financial statements included in our Annual Report on Form 10-K for fiscal 2012, all of which are publicly announced plans. Under the plans, we can repurchase shares from employees to cover employee tax liabilities related to the vesting of previously restricted shares or the exercise of stock options. During the first quarter of fiscal 2013, we repurchased the following shares pursuant to these plans:

Fiscal Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
February (02/3/13 - 03/2/13)	—	—	—	—
March (03/3/13 - 4/6/13)	—	—	—	—
April (4/7/13 - 5/4/13)	213,721	$ 59.13	—	—
Total	213,721	$ 59.13	—	—

In fiscal 2012, our Board of Directors authorized us to spend up to $50 million to repurchase shares of our common stock. This authorization superseded and replaced all previous authorizations to repurchase shares of our common stock and has no automatic expiration. As of May 4, 2013, no shares of our common stock had been repurchased pursuant to this authorization.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

3.1	Restated Articles of Incorporation of Oxford Industries, Inc. Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the fiscal quarter ended August 29, 2003.
3.2	Bylaws of Oxford Industries, Inc., as amended. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on April 1, 2013.
10.1

Form of Terms and Conditions of the Oxford Industries, Inc. Performance Share Unit Award Program for Fiscal 2013. Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on April 11, 2013.

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

June 12, 2013	OXFORD INDUSTRIES, INC.
(Registrant)

/s/ K. Scott Grassmyer
K. Scott Grassmyer
Senior Vice President - Finance, Chief Financial Officer and Controller
(Authorized Signatory)