Form 10-Q
period 2013-08-03
OXFORD INDUSTRIES INC
filed 2013-09-11
CIK 75288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended AUGUST 3, 2013

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of shares outstanding
Title of each class	as of September 6, 2013
Common Stock, $1 par value	16,404,679

OXFORD INDUSTRIES, INC.
INDEX TO FORM 10-Q
For the second quarter of fiscal 2013

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

Fiscal 2014	52 weeks ending January 31, 2015
Fiscal 2013	52 weeks ending February 1, 2014
Fiscal 2012	53 weeks ended February 2, 2013
Fourth quarter fiscal 2013	13 weeks ending February 1, 2014
Third quarter fiscal 2013	13 weeks ending November 2, 2013
Second quarter fiscal 2013	13 weeks ended August 3, 2013
First quarter fiscal 2013	13 weeks ended May 4, 2013
Fourth quarter fiscal 2012	14 weeks ended February 2, 2013
Third quarter fiscal 2012	13 weeks ended October 27, 2012
Second quarter fiscal 2012	13 weeks ended July 28, 2012
First quarter fiscal 2012	13 weeks ended April 28, 2012

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OXFORD INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except par amounts)

	August 3, 2013	February 2, 2013	July 28, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$9,705	$7,517	$4,561
Receivables, net	62,082	62,805	61,833
Inventories, net	101,920	109,605	88,382
Prepaid expenses, net	21,853	19,511	18,907
Deferred tax assets	20,803	22,952	19,703
Total current assets	216,363	222,390	193,386
Property and equipment, net	140,885	128,882	109,500
Intangible assets, net	170,250	164,317	164,682
Goodwill	20,919	17,275	17,277
Other non-current assets, net	22,892	23,206	22,252
Total Assets	$571,309	$556,070	$507,097
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and other accrued expenses	$82,641	$90,850	$76,186
Accrued compensation	18,133	25,472	19,612
Contingent consideration current liability	2,500	—	—
Short-term debt	5,885	7,944	5,768
Total current liabilities	109,159	124,266	101,566
Long-term debt	119,527	108,552	95,249
Non-current contingent consideration	12,088	14,450	11,845
Other non-current liabilities	48,607	44,572	41,574
Non-current deferred income taxes	34,674	34,385	31,281
Commitments and contingencies
Shareholders’ Equity:
Common stock, $1.00 par value per common share	16,405	16,595	16,578
Additional paid-in capital	113,040	104,891	102,841
Retained earnings	143,407	132,944	129,628
Accumulated other comprehensive loss	(25,598)	(24,585)	(23,465)
Total shareholders’ equity	247,254	229,845	225,582
Total Liabilities and Shareholders’ Equity	$571,309	$556,070	$507,097

See accompanying notes.

OXFORD INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)
(in thousands, except per share amounts)

	Second Quarter Fiscal 2013	Second Quarter Fiscal 2012	First Half Fiscal 2013	First Half Fiscal 2012
Net sales	$235,024	$206,929	$469,227	$437,882
Cost of goods sold	98,175	88,649	198,303	190,388
Gross profit	136,849	118,280	270,924	247,494
SG&A	112,424	100,702	225,449	201,510
Change in fair value of contingent consideration	69	600	138	1,200
Royalties and other operating income	3,356	3,340	8,436	8,322
Operating income	27,712	20,318	53,773	53,106
Interest expense, net	1,042	3,314	1,978	6,917
Loss on repurchase of senior notes	—	9,143	—	9,143
Net earnings before income taxes	26,670	7,861	51,795	37,046
Income taxes	10,864	2,833	22,366	14,016
Net earnings	$15,806	$5,028	$29,429	$23,030
Net earnings per share:
Basic	$0.96	$0.30	$1.78	$1.39
Diluted	$0.96	$0.30	$1.78	$1.39
Weighted average common shares outstanding:
Basic	16,394	16,554	16,491	16,543
Diluted	16,423	16,570	16,520	16,561
Dividends declared per common share	$0.18	$0.15	$0.36	$0.30

See accompanying notes.

OXFORD INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(in thousands)

	Second Quarter Fiscal 2013	Second Quarter Fiscal 2012	First Half Fiscal 2013	First Half Fiscal 2012
Net earnings	$15,806	$5,028	$29,429	$23,030
Other comprehensive income (loss), net of taxes
Foreign currency translation (loss) gain	(701)	(1,171)	(1,362)	98
Net unrealized (loss) gain on cash flow hedges	(13)	326	349	111
Total other comprehensive (loss) income, net of taxes	(714)	(845)	(1,013)	209
Comprehensive income	$15,092	$4,183	$28,416	$23,239

See accompanying notes.

OXFORD INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	First Half Fiscal 2013	First Half Fiscal 2012
Cash Flows From Operating Activities:
Net earnings	$29,429	$23,030
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	15,004	11,210
Amortization of intangible assets	754	512
Change in fair value of contingent consideration	138	1,200
Amortization of deferred financing costs and bond discount	215	755
Loss on repurchase of senior notes	—	9,143
Stock compensation expense	1,239	1,664
Deferred income taxes	2,634	(3,575)
Changes in working capital, net of acquisitions and dispositions:
Receivables	88	(2,139)
Inventories	11,095	15,691
Prepaid expenses	(2,199)	(844)
Current liabilities	(7,540)	(16,761)
Other non-current assets	376	(2,815)
Other non-current liabilities	4,051	2,920
Excess tax benefits related to stock-based compensation	(6,100)	—
Net cash provided by operating activities	49,184	39,991
Cash Flows From Investing Activities:
Acquisitions, net of cash acquired	(17,888)	(1,683)
Purchases of property and equipment	(26,020)	(27,264)
Net cash used in investing activities	(43,908)	(28,947)
Cash Flows From Financing Activities:
Repayment of revolving credit arrangements	(154,216)	(97,121)
Proceeds from revolving credit arrangements	163,428	195,590
Repurchase of senior notes	—	(111,000)
Deferred financing costs paid	—	(1,524)
Payment of contingent consideration amounts earned	—	(2,500)
Proceeds from issuance of common stock, including excess tax benefits	6,943	1,565
Repurchase of restricted stock for employee tax withholding liabilities	(13,200)	—
Dividends on common stock	(5,988)	(4,956)
Net cash used in financing activities	(3,033)	(19,946)
Net change in cash and cash equivalents	2,243	(8,902)
Effect of foreign currency translation on cash and cash equivalents	(55)	90
Cash and cash equivalents at the beginning of year	7,517	13,373
Cash and cash equivalents at the end of the period	$9,705	$4,561
Supplemental disclosure of cash flow information:
Cash paid for interest, net	$1,846	$6,508
Cash paid for income taxes	$6,186	$15,704

See accompanying notes.

OXFORD INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SECOND QUARTER OF FISCAL 2013

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

2.	Inventories: The components of inventories as of the dates specified are summarized in the following table (in thousands):

	August 3, 2013	February 2, 2013	July 28, 2012
Finished goods	$147,051	$154,593	$130,469
Work in process	7,509	6,028	5,426
Fabric, trim and supplies	3,807	5,431	4,863
LIFO reserve	(56,447)	(56,447)	(52,376)
Total	$101,920	$109,605	$88,382

LIFO accounting adjustments, which we consider to include changes in the LIFO reserve as well as the impact of changes in inventory reserves related to lower of cost or market adjustments that do not exceed the LIFO reserve, were a charge of $0.3 million in the second quarter of fiscal 2013, a credit of $0.3 million in the second quarter of fiscal 2012, a charge of $0.3 million in the first half of fiscal 2013 and a credit $0.0 million in the first half of fiscal 2012.

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

	Second Quarter Fiscal 2013	Second Quarter Fiscal 2012	First Half Fiscal 2013	First Half Fiscal 2012
Net sales
Tommy Bahama	$153,220	$127,463	$303,646	$268,597
Lilly Pulitzer	38,164	30,903	77,613	66,536
Lanier Clothes	22,315	24,808	49,575	57,815
Ben Sherman	16,275	20,101	28,511	37,453
Corporate and Other	5,050	3,654	9,882	7,481
Total net sales	$235,024	$206,929	$469,227	$437,882

Depreciation and amortization
Tommy Bahama	$6,330	$3,961	$11,480	$8,282
Lilly Pulitzer	733	563	1,396	1,069
Lanier Clothes	93	94	196	191
Ben Sherman	761	613	1,486	1,287
Corporate and Other	615	463	1,200	893
Total depreciation and amortization	$8,532	$5,694	$15,758	$11,722

Operating income (loss)
Tommy Bahama	$23,838	$16,581	$45,219	$42,145
Lilly Pulitzer	9,555	7,409	20,588	18,421
Lanier Clothes	2,026	2,397	4,487	6,443
Ben Sherman	(3,841)	(1,463)	(8,665)	(4,203)
Corporate and Other	(3,866)	(4,606)	(7,856)	(9,700)
Total operating income	$27,712	$20,318	$53,773	$53,106
Interest expense, net	1,042	3,314	1,978	6,917
Loss on repurchase of senior notes	—	9,143	—	9,143
Net earnings before income taxes	$26,670	$7,861	$51,795	$37,046

4.
Income Taxes: Income tax expense reflects effective tax rates of 40.7%, 36.0%, 43.2% and 37.8% for the second quarter of fiscal 2013, the second quarter of fiscal 2012, the first half of fiscal 2013 and the first half of fiscal 2012, respectively. The effective tax rates for the second quarter of fiscal 2013 and first half of fiscal 2013 were unfavorably impacted by losses in foreign jurisdictions for which we were not able to recognize an income tax benefit, whereas the effective tax rates in the second quarter of fiscal 2012 and the first half of fiscal 2012 were not as unfavorably impacted by our foreign losses. The effective tax rate for each period was favorably impacted by a decrease in the enacted tax rate in the United Kingdom.

5.
Accumulated Other Comprehensive Loss: The following tables detail the changes in our accumulated other comprehensive loss by component (in thousands), net of related income taxes, for the periods specified:

Second Quarter Fiscal 2013	Foreign currency translation gain (loss)	Net unrealized gain (loss) on cash flow hedges	Accumulated other comprehensive income (loss)
Beginning balance	$(24,647)	$(237)	$(24,884)
Other comprehensive (loss) income before reclassifications	(701)	40	(661)
Amounts reclassified from accumulated other comprehensive income (loss) for gain realized	—	(53)	(53)
Total other comprehensive loss, net of taxes	(701)	(13)	(714)
Ending balance	$(25,348)	$(250)	$(25,598)

Second Quarter Fiscal 2012	Foreign currency translation gain (loss)	Net unrealized gain (loss) on cash flow hedges	Accumulated other comprehensive income (loss)
Beginning balance	$(22,888)	$268	$(22,620)
Other comprehensive (loss) income before reclassifications	(1,171)	66	(1,105)
Amounts reclassified from accumulated other comprehensive income (loss) for loss realized	—	260	260
Total other comprehensive (loss) income, net of taxes	(1,171)	326	(845)
Ending balance	$(24,059)	$594	$(23,465)

First Half Fiscal 2013	Foreign currency translation gain (loss)	Net unrealized gain (loss) on cash flow hedges	Accumulated other comprehensive income (loss)
Beginning balance	$(23,986)	$(599)	$(24,585)
Other comprehensive (loss) income before reclassifications	(1,362)	371	(991)
Amounts reclassified from accumulated other comprehensive income (loss) for gain realized	—	(22)	(22)
Total other comprehensive (loss) income, net of taxes	(1,362)	349	(1,013)
Ending balance	$(25,348)	$(250)	$(25,598)

First Half Fiscal 2012	Foreign currency translation gain (loss)	Net unrealized gain (loss) on cash flow hedges	Accumulated other comprehensive income (loss)
Beginning balance	$(24,157)	$483	$(23,674)
Other comprehensive income (loss) before reclassifications	98	(406)	(308)
Amounts reclassified from accumulated other comprehensive income (loss) for loss realized	—	517	517
Total other comprehensive income, net of taxes	98	111	209
Ending balance	$(24,059)	$594	$(23,465)

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

6.
Business Combination: On May 6, 2013, we acquired from our former licensee the business operations relating to the Tommy Bahama business in Canada, which was accounted for as a business combination. As part of the acquisition, we reacquired the rights pursuant to the license agreement and we acquired nine Tommy Bahama retail store operations and a wholesale business.  As we have not completed our valuation of assets and liabilities acquired, we have not finalized the purchase price allocation related to this acquisition.

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

OVERVIEW

We generate revenues and cash flow primarily through our design, sourcing, marketing and distribution of branded apparel products bearing the trademarks of our owned lifestyle brands, as well as certain licensed and private label apparel products. We distribute our products through our direct to consumer channels, including our retail stores, e-commerce sites and restaurants, and our wholesale distribution channel, which includes better department stores, specialty stores, national chains, specialty catalogs, mass merchants and Internet retailers. In fiscal 2012, more than 90% of our consolidated net sales were to customers located in the United States, with the remainder primarily being sales of our Ben Sherman® products in the United Kingdom and Europe. We source substantially all of our products through third party manufacturers located outside of the United States.

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

We operate in highly competitive domestic and international markets in which numerous U.S.-based and foreign apparel firms compete. No single apparel firm or small group of apparel firms dominates the apparel industry and our direct competitors vary by operating group and distribution channel. We believe that the principal competitive factors in the apparel industry are the reputation, value and image of brand names; design; consumer preference; price; quality; marketing; and customer service. We believe that our ability to compete successfully in styling and marketing is directly related to our proficiency in foreseeing changes and trends in fashion and consumer preference, and presenting appealing products for consumers. In some instances, a retailer that is our customer may compete directly with us by offering certain of its own competing products, some of which may be sourced directly by our customer, in its own retail stores. Additionally, the apparel industry is cyclical and dependent upon the overall level of discretionary consumer spending, which changes as regional, domestic and international economic conditions change. Often, negative economic conditions have a longer and more severe impact on the apparel and retail industry than the conditions have on other industries.

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

We believe that our Tommy Bahama® and Lilly Pulitzer® lifestyle brands have significant opportunities for long-term growth in their direct to consumer businesses through expansion of our retail store operations as we add additional retail store locations and with increases in same store and e-commerce sales, with e-commerce likely to grow at a faster rate than retail store operations. We also believe that these lifestyle brands provide an opportunity for moderate sales increases in their wholesale businesses in the long-term primarily from our current customers adding to their existing door count and the selective addition of new wholesale customers. We believe that we must continue to invest in our Tommy Bahama and Lilly Pulitzer lifestyle brands in order to take advantage of long-term growth opportunities.

We believe that the tailored clothing environment will continue to be very challenging, with competition and costing pressures negatively impacting operating income in Lanier Clothes in the near term. The Ben Sherman lifestyle brand currently faces challenges due to our ongoing elevation of the distribution of the brand, the sluggish economic conditions in the United Kingdom and Europe and missteps in the merchandise mix in our own retail stores during the second half of fiscal 2012. We believe that in the long-term Ben Sherman will have opportunities to improve its operating results if the elevation of the brand is successful and the economic conditions in the United Kingdom and Europe improve.

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

The following table sets forth our consolidated operating results (in thousands, except per share amounts) for the first half of fiscal 2013 compared to the first half of fiscal 2012:

	First Half Fiscal 2013	First Half Fiscal 2012
Net sales	$469,227	$437,882
Operating income	$53,773	$53,106
Net earnings	$29,429	$23,030
Net earnings per diluted share	$1.78	$1.39

The primary reasons for the higher earnings in the first half of fiscal 2013 were:

•
The first half of fiscal 2012 including a charge of $9.1 million related to a loss on the repurchase of senior notes, which resulted from our July 2012 redemption of the remaining $105 million in aggregate principal amount of our 11 3/8% senior notes using borrowings under our U.S. Revolving Credit Agreement, with no loss on repurchase of senior notes in the first half of fiscal 2013;

•
A $4.9 million reduction in interest expense in the first half of fiscal 2013 to $2.0 million due to our borrowing at lower interest rates in the first half of fiscal 2013 compared to the first half of fiscal 2012 as a result of our July 2012 senior notes redemption;

•	An increase in net sales in both the Tommy Bahama and Lilly Pulitzer operating groups; and

•	A $1.1 million reduction in the change in fair value of contingent consideration.

These items were partially offset by:

•
An increase in SG&A for Tommy Bahama and Lilly Pulitzer which was primarily due to the SG&A associated with the operation and pre-opening expenses of retail stores opened in fiscal 2012 and fiscal 2013 and other SG&A increases to support the growing Tommy Bahama and Lilly Pulitzer businesses;

•	A decrease in net sales and operating results at both Lanier Clothes and Ben Sherman;

•	A higher effective tax rate in the first half of fiscal 2013 primarily due to our inability to recognize the income tax benefit of losses in foreign jurisdictions in fiscal 2013; and

•
$0.6 million of charges in the aggregate incurred in the first half of fiscal 2013 related to an inventory step-up charge and amortization of intangible assets as a result of our acquisition of the Tommy Bahama operations in Canada in the second quarter of fiscal 2013.

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

Tommy Bahama designs, sources, markets and distributes men’s and women’s sportswear and related products. The target consumers of Tommy Bahama are primarily affluent men and women age 35 and older who embrace a relaxed and casual approach to daily living. Tommy Bahama products can be found in our Tommy Bahama stores within and outside the United States and on our Tommy Bahama e-commerce website, tommybahama.com, as well as in better department stores and independent specialty stores throughout the United States. We also operate Tommy Bahama restaurants and license the Tommy Bahama name for various product categories. As of August 3, 2013, we operated 133 owned Tommy Bahama retail stores, including 88 full-price stores, 15 restaurant-retail locations and 30 outlet stores. This includes 113 owned domestic and 20 owned international retail store locations.

Lilly Pulitzer designs, sources and distributes upscale collections of women’s and girl’s dresses, sportswear and related products. Lilly Pulitzer was originally created in the late 1950’s and is an affluent brand with a heritage and aesthetic based on the Palm Beach resort lifestyle. The brand is somewhat unique among women’s brands in that it has demonstrated multi-generational appeal, including young women in college or recently graduated from college; young mothers with their daughters; and women who are not tied to the academic calendar. Lilly Pulitzer products can be found in our owned Lilly Pulitzer stores, in Lilly Pulitzer Signature Stores and on our Lilly Pulitzer website, lillypulitzer.com, as well as in better department and independent specialty stores. We also license the Lilly Pulitzer name for various product categories. As of August 3, 2013, we operated 22 owned Lilly Pulitzer retail stores.

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

Ben Sherman is a London-based designer, marketer and distributor of men’s branded sportswear and related products. Ben Sherman was established in 1963 as an edgy shirt brand that was adopted by the “Mods” and has throughout its history been inspired by what is new and current in British art, music, culture and style. The brand has evolved into a British modernist lifestyle brand of apparel targeted at style conscious men ages 25 to 40 in multiple markets throughout the world. Ben Sherman products can be found in better department stores, a variety of independent specialty stores and our owned and licensed Ben Sherman retail stores, as well as on Ben Sherman e-commerce websites. We also license the Ben Sherman name for various product categories. As of August 3, 2013 we operated 19 owned Ben Sherman international and domestic retail stores, including 12 full-price retail stores and seven outlets.

Corporate and Other is a reconciling category for reporting purposes and includes our corporate offices, substantially all financing activities, elimination of inter-segment sales, LIFO inventory accounting adjustments, other costs that are not allocated to the operating groups and operations of our other businesses which are not included in our four operating groups. LIFO inventory calculations are made on a legal entity basis which does not correspond to our operating group definitions; therefore, LIFO inventory accounting adjustments are not allocated to operating groups.  In addition to our corporate activities and other costs not allocated to our operating groups, Corporate and Other includes our Oxford Golf business and our Lyons, Georgia distribution center operations.

For further information regarding our operating groups, see Note 3 to our unaudited condensed consolidated financial statements included in this report and Part I, Item 1. Business in our Annual Report on Form 10-K for fiscal 2012.

COMPARABLE STORE SALES

We often disclose comparable store sales in order to provide additional information regarding changes in our results of operations between periods. Our disclosures of comparable store sales include sales from full-price stores and our e-commerce sites, excluding sales associated with e-commerce flash clearance sales. We believe that given the similar nature and process of inventory planning, allocation and return policy, as well as our cross-channel marketing, and other initiatives, for the direct to consumer channel, the inclusion of our e-commerce sites in the comparable store sales disclosures is a more meaningful way of reporting our comparable store sales results. For our comparable store sales disclosures, we exclude (1) outlet store sales, warehouse sales and amounts related to e-commerce flash clearance sales, as those sales are used primarily to liquidate end of season inventory, which may vary significantly depending on the level of end of season inventory on hand and generally occurs at lower gross margins than our full-price direct to consumer sales and (2) restaurant sales as we do not believe that the inclusion of restaurant sales is meaningful in assessing our consolidated operations.

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

RESULTS OF OPERATIONS

SECOND QUARTER OF FISCAL 2013 COMPARED TO SECOND QUARTER OF FISCAL 2012

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

	Second Quarter Fiscal 2013		Second Quarter Fiscal 2012		$ Change	% Change
Net sales	$235,024	100.0%	$206,929	100.0%	$28,095	13.6%
Cost of goods sold	98,175	41.8%	88,649	42.8%	9,526	10.7%
Gross profit	136,849	58.2%	118,280	57.2%	18,569	15.7%
SG&A	112,424	47.8%	100,702	48.7%	11,722	11.6%
Change in fair value of contingent consideration	69	—	600	0.3%	(531)	(88.5)%
Royalties and other operating income	3,356	1.4%	3,340	1.6%	16	0.5%
Operating income	27,712	11.8%	20,318	9.8%	7,394	36.4%
Interest expense, net	1,042	0.4%	3,314	1.6%	(2,272)	(68.6)%
Loss on repurchase of senior notes	—	—	9,143	4.4%	(9,143)	(100.0)%
Net earnings before income taxes	26,670	11.3%	7,861	3.8%	18,809	239.3%
Income taxes	10,864	4.6%	2,833	1.4%	8,031	283.5%
Net earnings	$15,806	6.7%	$5,028	2.4%	$10,778	214.4%

The discussion and tables below compare certain line items included in our statements of earnings for the second quarter of fiscal 2013 to the second quarter of fiscal 2012. Each dollar and percentage change provided reflects the change between these periods unless indicated otherwise. Each dollar and share amount included in the tables is in thousands except for per share amounts. Individual line items of our consolidated statements of earnings may not be directly comparable to those of our competitors, as classification of certain expenses may vary by company.

Net Sales

	Second Quarter Fiscal 2013	Second Quarter Fiscal 2012	$ Change	% Change
Tommy Bahama	$153,220	$127,463	$25,757	20.2%
Lilly Pulitzer	38,164	30,903	7,261	23.5%
Lanier Clothes	22,315	24,808	(2,493)	(10.0)%
Ben Sherman	16,275	20,101	(3,826)	(19.0)%
Corporate and Other	5,050	3,654	1,396	38.2%
Total net sales	$235,024	$206,929	$28,095	13.6%

Consolidated net sales increased $28.1 million, or 13.6%, in the second quarter of fiscal 2013 compared to the second quarter of fiscal 2012 primarily due to the increase in net sales at Tommy Bahama and Lilly Pulitzer, which were partially offset by decreased net sales at Lanier Clothes and Ben Sherman, each as discussed below. Further, as direct to consumer sales grew at a faster rate than wholesale sales, during the second quarter of fiscal 2013 net sales in the direct to consumer channel of distribution represented a greater percentage of net sales as compared to the second quarter of fiscal 2012, as presented below:

	Second Quarter Fiscal 2013	Second Quarter Fiscal 2012
Full-price retail stores and outlets	45%	42%
E-commerce	13%	10%
Restaurant	6%	6%
Wholesale	36%	42%
Total	100%	100%

Tommy Bahama:

The Tommy Bahama sales increase of $25.8 million, or 20.2%, was primarily driven by (1) a net sales increase of $10.1 million associated with domestic retail stores and outlet stores opened during fiscal 2012 and fiscal 2013, (2) a 13% increase in comparable store sales, which includes full price retail stores and e-commerce sales, to $70.3 million in the second quarter of fiscal 2013 compared to $62.0 million in the second quarter of fiscal 2012 and (3) a net sales increase associated with the expansion of our Tommy Bahama operations in Australia, Asia and Canada of $5.4 million. Restaurant and wholesale sales also increased during the second quarter of fiscal 2013 as compared to the second quarter of fiscal 2012. Tommy Bahama’s apparel unit sales increased by 14.1% primarily due to the higher volume in the direct to consumer distribution channel and international expansion, and the average selling price per apparel unit increased by 6.0% as sales in the direct to consumer channel of distribution, which generally have a higher sales price per unit than wholesale sales, represented a greater proportion of Tommy Bahama net sales in the second quarter of fiscal 2013. The following table presents the proportion of net sales by distribution channel for Tommy Bahama for each period presented:

	Second Quarter Fiscal 2013	Second Quarter Fiscal 2012
Full-price retail stores and outlets	53%	51%
E-commerce	14%	12%
Restaurant	10%	10%
Wholesale	23%	27%
Total	100%	100%

Lilly Pulitzer:

The Lilly Pulitzer sales increase of $7.3 million, or 23.5%, was primarily driven by (1) a 19% increase in comparable store sales to $17.7 million in the second quarter of fiscal 2013 compared to $14.8 million in the second quarter of fiscal 2012,

(2) a net sales increase of $2.4 million associated with retail stores opened in fiscal 2012 and fiscal 2013, and (3) an increase in wholesale and warehouse sales during the second quarter of fiscal 2013. Lilly Pulitzer’s unit sales increased by 20.9% while the average selling price per apparel unit increased by 2.2%. The increase in units sold was driven by increased units in all channels of distribution. The increased selling price per unit primarily resulted from a higher proportion of direct to consumer sales in the second quarter of fiscal 2013.  The following table presents the proportion of net sales by distribution channel for Lilly Pulitzer for each period presented:

	Second Quarter Fiscal 2013	Second Quarter Fiscal 2012
Full-price retail stores and warehouse sales	43%	44%
E-commerce	22%	17%
Wholesale	35%	39%
Total	100%	100%

Lanier Clothes:

The decrease in net sales for Lanier Clothes of $2.5 million, or 10.0%, was primarily due to the decrease in sales in the branded distribution channel, which was partially offset by an increase in private label sales. The decrease in sales was primarily due to the timing of wholesale orders, with some sales shifting to the third quarter in fiscal 2013, and softness in the suits business of certain of our customers. Unit sales increased 2.2% driven by the increase in private label sales. A decrease in average selling price per unit of 12.0% was primarily due to a change in product mix, as private label products represented a greater proportion of sales in the second quarter of fiscal 2013, as well as continued pricing pressures in the tailored clothing business.

Ben Sherman:

Net sales for Ben Sherman decreased by $3.8 million, or 19.0%, in the second quarter of fiscal 2013 compared to the second quarter of fiscal 2012, due to a $3.9 million decline in wholesale sales, with direct to consumer net sales generally being comparable between the periods as sales at the additional stores operated in the second quarter of fiscal 2013 offset comparable store sales decreases. The decrease in net sales for Ben Sherman was primarily driven by a reduction in unit volume of 20.5% primarily attributable to (1) our exit from certain wholesale accounts in the United Kingdom and the United States, (2) certain wholesale sales shifting from the second quarter of fiscal 2013 to the third quarter of fiscal 2013 and (3) the difficult economic conditions that persist in the United Kingdom and Europe. Although not as significantly as in the last two quarters, the direct to consumer operations of Ben Sherman continued to be negatively impacted by the missteps in Ben Sherman’s merchandise assortment planning that began in the second half of fiscal 2012, and, particularly in the current economic environment, resulted in too much product offering in styles at the higher end of the price range, which gave rise to more promotions in our retail stores in order to sell inventory on hand.

The reduction in units sold was partially offset by an increase in the average selling price per unit of 1.9%. The increase in average selling price per unit reflects a greater proportion of Ben Sherman’s sales being direct to consumer sales. The change in sales mix that positively impacted average selling price per unit was partially offset by a 3.6% unfavorable foreign currency translation change in the average exchange rates between the two periods. The following table presents the proportion of net sales by distribution channel for Ben Sherman for each period presented:

	Second Quarter Fiscal 2013	Second Quarter Fiscal 2012
Wholesale	51%	61%
Direct to consumer	49%	39%
Total	100%	100%

Corporate and Other:

Corporate and Other net sales primarily consisted of the net sales of our Oxford Golf business and our Lyons, Georgia distribution center. The increase in the net sales of $1.4 million for Corporate and Other was primarily driven by higher net sales in our Oxford Golf business during the second quarter of fiscal 2013.

Gross Profit

The table below presents gross profit by operating group and in total for the second quarter of fiscal 2013 and the second quarter of fiscal 2012 as well as the change between those two periods. Our gross profit and gross margin, which is calculated as gross profit divided by net sales, may not be directly comparable to those of our competitors, as statement of operations classification of certain expenses may vary by company.

	Second Quarter Fiscal 2013	Second Quarter Fiscal 2012	$ Change	% Change
Tommy Bahama	$96,448	$78,966	$17,482	22.1%
Lilly Pulitzer	24,558	20,314	4,244	20.9%
Lanier Clothes	6,310	6,846	(536)	(7.8)%
Ben Sherman	7,591	10,761	(3,170)	(29.5)%
Corporate and Other	1,942	1,393	549	39.4%
Total gross profit	$136,849	$118,280	$18,569	15.7%
LIFO charges (credits) included in Corporate and Other	$317	$(258)
Inventory step-up charge included in Tommy Bahama	$283	$—

The increase in consolidated gross profit was primarily driven by the higher net sales in Tommy Bahama and Lilly Pulitzer partially offset by the lower net sales in Ben Sherman and Lanier Clothes, each as discussed above. In addition to the impact of changes in net sales, gross profit on a consolidated basis and for each operating group was also impacted by the changes in gross margin by operating group, as discussed below. The table below presents gross margin by operating group and in total for the second quarter of fiscal 2013 and the second quarter of fiscal 2012.

	Second Quarter Fiscal 2013	Second Quarter Fiscal 2012
Tommy Bahama	62.9%	62.0%
Lilly Pulitzer	64.3%	65.7%
Lanier Clothes	28.3%	27.6%
Ben Sherman	46.6%	53.5%
Corporate and Other	38.5%	38.1%
Consolidated gross margin	58.2%	57.2%

On a consolidated basis, the increase in gross margins from the second quarter of fiscal 2012 to the second quarter of fiscal 2013 was primarily due to a change in the sales mix. The change in sales mix in the second quarter of fiscal 2013 included (1) Tommy Bahama and Lilly Pulitzer, which typically have higher gross margins than our other operating groups, representing a greater proportion of our consolidated net sales and (2) direct to consumer sales, which generally have higher gross margins than wholesale sales, making up a larger proportion of the Tommy Bahama, Lilly Pulitzer and Ben Sherman sales. These items, which positively impacted gross margins, were partially offset by the more significant off-price sales and promotions at Ben Sherman during the second quarter of fiscal 2013 compared to the second quarter of fiscal 2012.

The higher gross margin at Tommy Bahama was primarily due to the change in the proportion of sales in each distribution channel as sales in the direct to consumer distribution channel, which typically have higher gross margins than the wholesale distribution channel, represented a greater proportion of Tommy Bahama’s net sales in the second quarter of fiscal 2013. This change in sales mix towards the direct to consumer channel of distribution offset the negative impact of $0.3 million of purchase accounting charges recognized in cost of goods sold in the second quarter of fiscal 2013 related to the acquisition of the previously licensed business in Canada. We anticipate that we will incur a charge for inventory step-up in the third quarter of fiscal 2013 of approximately $0.4 million and do not anticipate any charges for inventory step-up beyond the third quarter of fiscal 2013 related to this acquisition.

The decrease in gross margin for Lilly Pulitzer from the second quarter of fiscal 2012 to the second quarter of fiscal 2013 was primarily driven by (1) a change in sales mix with sportswear, licensed products and accessories, which generally have lower gross margins, representing a greater proportion of Lilly Pulitzer sales in the second quarter of fiscal 2013, (2) our retail store operations being more promotional than the prior year and a larger warehouse sale than in the second quarter of fiscal 2012 in order to move a greater amount of excess spring inventory and (3) our e-commerce operations offering free shipping on a more frequent basis. The negative gross margin impact of these factors exceeded the positive impact of the change in sales mix towards direct to consumer sales.

The increase in gross margin at Lanier Clothes was primarily the result of a change in the sales mix within Lanier Clothes. We do not anticipate that gross margins will typically increase in future periods as we believe gross margin pressures, from both competitive factors and higher product costs, will continue to impact the tailored clothing business.

The decrease in gross margin at Ben Sherman reflects (1) a higher proportion of off-price sales in the wholesale business, (2) heavier promotions in the direct to consumer business and (3) the competitive factors resulting from the difficult economic conditions that persist in the United Kingdom and Europe. The heavier promotions and the higher proportion of off-price wholesale sales, which were necessary to appropriately manage inventory levels, primarily resulted from the merchandising misstep in the second half of fiscal 2012, the impact of the economic environment and the disposal of certain excess inventory in the United Kingdom prior to switching from one third-party distribution center to another third-party distribution center. These negative factors offset the positive gross margin impact of the change in sales mix with direct to consumer sales representing a larger proportion of Ben Sherman sales in the second quarter of fiscal 2013.

The gross profit in Corporate and Other in each period primarily reflects the gross profit of our Oxford Golf and Lyons, Georgia distribution center operations offset by the impact of LIFO accounting adjustments. Gross margins for the Oxford Golf business improved in the second quarter of fiscal 2013, but the impact was partially offset by the net impact of LIFO accounting between the two periods. The LIFO accounting charge was $0.3 million in the second quarter of fiscal 2013 compared to a credit of $0.3 million in the second quarter of fiscal 2012.

SG&A

	Second Quarter Fiscal 2013	Second Quarter Fiscal 2012	$ Change	% Change
SG&A	$112,424	$100,702	$11,722	11.6%
SG&A (as % of net sales)	47.8%	48.7%
Amortization of intangible assets included in Tommy Bahama associated with Tommy Bahama Canada acquisition	$333	$—

The increase in SG&A was primarily due to (1) $9.1 million of incremental SG&A in the second quarter of fiscal 2013 associated with operating additional Tommy Bahama retail stores and restaurants and Lilly Pulitzer stores and (2) higher costs, consisting primarily of employment expenses, to support the growing Tommy Bahama and Lilly Pulitzer businesses. The incremental SG&A costs of operating additional Tommy Bahama retail stores and restaurants include incremental costs associated with domestic, Asia-Pacific and Canadian locations. The increases in SG&A for Tommy Bahama and Lilly Pulitzer were partially offset by SG&A reductions in Ben Sherman, Lanier Clothes and Corporate and Other.

SG&A included $0.5 million of amortization of intangible assets in the second quarter of fiscal 2013 compared to $0.3 million in the second quarter of fiscal 2012 with the increase being amortization associated with the intangible assets acquired as part of the acquisition of the previously licensed Tommy Bahama business operations in Canada. We anticipate that amortization of intangible assets for fiscal 2013 will be approximately $1.8 million, with approximately $1.0 million of the amortization reflecting nine months of amortization of the intangible assets acquired as part of the Tommy Bahama Canada acquisition from the date of acquisition through the end of the 2013 fiscal year.

Change in fair value of contingent consideration

	Second Quarter Fiscal 2013	Second Quarter Fiscal 2012	$ Change	% Change
Change in fair value of contingent consideration	$69	$600	$(531)	(88.5)%

Change in the fair value of contingent consideration reflects the current period impact of the change in the fair value of the contingent consideration obligation associated with the Lilly Pulitzer acquisition, as discussed in our Annual Report on Form 10-K for fiscal 2012. The decrease in change in fair value of contingent consideration in the second quarter of fiscal 2013 was primarily due to the significant increase in the fair value of the contingent consideration recognized in the fourth quarter of fiscal 2012 which resulted from our assessment of greater certainty that the full amount of the contingent consideration will be paid in the future. We anticipate that the charge for the change in the fair value of the contingent consideration for the full 2013 fiscal year will be $0.3 million.

Royalties and other operating income

	Second Quarter Fiscal 2013	Second Quarter Fiscal 2012	$ Change	% Change
Royalties and other operating income	$3,356	$3,340	$16	0.5%

Royalties and other operating income in the second quarter of fiscal 2013 primarily reflect income received from third parties from the licensing of our Tommy Bahama, Ben Sherman and Lilly Pulitzer brands, which were comparable on a consolidated basis to the royalties and other income recognized in the second quarter of fiscal 2012 with higher royalty income in Tommy Bahama and Lilly Pulitzer being offset by a decrease in Ben Sherman royalty income.

Operating income (loss)

	Second Quarter Fiscal 2013	Second Quarter Fiscal 2012	$ Change	% Change
Tommy Bahama	$23,838	$16,581	$7,257	43.8%
Lilly Pulitzer	9,555	7,409	2,146	29.0%
Lanier Clothes	2,026	2,397	(371)	(15.5)%
Ben Sherman	(3,841)	(1,463)	(2,378)	(162.5)%
Corporate and Other	(3,866)	(4,606)	740	16.1%
Total operating income	$27,712	$20,318	$7,394	36.4%
LIFO charges (credits) included in Corporate and Other	$317	$(258)
Inventory step-up charge included in Tommy Bahama	$283	$—
Amortization of intangible assets included in Tommy Bahama associated with Tommy Bahama Canada acquisition	$333	$—
Change in fair value of contingent consideration included in Lilly Pulitzer	$69	$600

Operating income, on a consolidated basis, was $27.7 million in the second quarter of fiscal 2013 compared to $20.3 million in the second quarter of fiscal 2012. The 36.4% increase in operating income was primarily due to the higher operating income of Tommy Bahama and Lilly Pulitzer partially offset by the larger operating loss of Ben Sherman.  Changes in operating income by operating group are discussed below.

Tommy Bahama:

	Second Quarter Fiscal 2013	Second Quarter Fiscal 2012	$ Change	% Change
Net sales	$153,220	$127,463	$25,757	20.2%
Gross margin	62.9%	62.0%
Operating income (loss)	$23,838	$16,581	$7,257	43.8%
Operating income as % of net sales	15.6%	13.0%
Inventory step-up charge included in Tommy Bahama	$283	$—
Amortization of intangible assets included in Tommy Bahama associated with Tommy Bahama Canada acquisition	$333	$—

The increase in operating income for Tommy Bahama was primarily due to the higher net sales and gross margin in the Tommy Bahama business, each as discussed above. The impact of the higher sales and gross margin were partially offset by higher SG&A and $0.6 million of charges in the aggregate related to an inventory step-up charge and amortization of intangible assets associated with Tommy Bahama Canada which was acquired in the second quarter of fiscal 2013. The increased SG&A was primarily associated with (1) operating additional domestic and international retail stores and restaurants in fiscal 2013 which resulted in $8.2 million of incremental SG&A and (2) higher costs to support the growing Tommy Bahama business.

The second quarter of fiscal 2013 included an operating loss of $3.1 million related to our Tommy Bahama Asia-Pacific expansion compared to an operating loss of $2.5 million in the second quarter of fiscal 2012. We anticipate that as the year progresses the operating losses related to our Asia-Pacific operations will moderate as compared to the prior year; however, we believe that the operating loss for fiscal 2013 will be approximately $12 million.

Lilly Pulitzer:

	Second Quarter Fiscal 2013	Second Quarter Fiscal 2012	$ Change	% Change
Net sales	$38,164	$30,903	$7,261	23.5%
Gross margin	64.3%	65.7%
Operating income	$9,555	$7,409	$2,146	29.0%
Operating income as % of net sales	25.0%	24.0%
Change in fair value of contingent consideration included in Lilly Pulitzer	$69	$600

The increase in operating income in Lilly Pulitzer for the second quarter of fiscal 2013 compared to the second quarter of fiscal 2012 was primarily due to the higher net sales for Lilly Pulitzer, as discussed above. The second quarter of fiscal 2013 also benefited from a $0.5 million lower charge for the change in fair value of contingent consideration. The increased net sales and lower charge for the change in fair value of contingent consideration were partially offset by lower gross margin and increased SG&A. The increased SG&A was primarily associated with (1) higher costs, consisting primarily of employment expenses, to support the growing Lilly Pulitzer business and (2) $0.9 million of incremental SG&A associated with the cost of operating additional retail stores during fiscal 2013.

Lanier Clothes:

	Second Quarter Fiscal 2013	Second Quarter Fiscal 2012	$ Change	% Change
Net sales	$22,315	$24,808	$(2,493)	(10.0)%
Gross margin	28.3%	27.6%
Operating income	$2,026	$2,397	$(371)	(15.5)%
Operating income as % of net sales	9.1%	9.7%

The decrease in operating income for Lanier Clothes was primarily the result of the lower sales, as discussed above, partially offset by higher gross margin and slightly lower SG&A, in part due to lower royalty expense as a result of the lower branded sales.

Ben Sherman:

	Second Quarter Fiscal 2013	Second Quarter Fiscal 2012	$ Change	% Change
Net sales	16,275	20,101	(3,826)	(19.0)%
Gross margin	46.6%	53.5%
Operating loss	(3,841)	(1,463)	(2,378)	(162.5)%
Operating loss as % of net sales	(23.6)%	(7.3)%

The decline in operating results for Ben Sherman was primarily due to the decrease in sales and lower gross margin, each as discussed above, and lower royalty income. These factors that negatively impacted the operating results were partially offset by reduced SG&A in Ben Sherman during the second quarter of fiscal 2013.

Corporate and Other:

	Second Quarter Fiscal 2013	Second Quarter Fiscal 2012	$ Change	% Change
Net sales	$5,050	$3,654	$1,396	38.2%
Operating loss	$(3,866)	$(4,606)	$740	16.1%
LIFO charges (credits) included in Corporate and Other	$317	$(258)

The Corporate and Other operating results improved by $0.7 million from a loss of $4.6 million in the second quarter of fiscal 2012 to a loss of $3.9 million in the second quarter of fiscal 2013. The improvement in operating results was primarily due to (1) the higher sales and gross margin of the Oxford Golf business and Lyons, Georgia distribution center and (2) reduced SG&A in our corporate operations. These factors were partially offset by the impact of the $0.6 million net unfavorable impact of LIFO accounting between the two periods.

Interest expense, net

	Second Quarter Fiscal 2013	Second Quarter Fiscal 2012	$ Change	% Change
Interest expense, net	$1,042	$3,314	$(2,272)	(68.6)%

Interest expense for the second quarter of fiscal 2013 decreased primarily due to our borrowing at lower interest rates in the second quarter of fiscal 2013 compared to the second quarter of fiscal 2012.  During the second quarter of fiscal 2013, substantially all of our borrowings were under our U.S. Revolving Credit Agreement, whereas substantially all of our borrowings in the second quarter of fiscal 2012 were from our previously outstanding senior notes, which had a coupon rate of 11 3/8%. The change in the source of our borrowings resulted from our redemption of the remaining outstanding principal amount of the senior notes in July 2012, which was primarily funded with borrowings under our U.S. Revolving Credit Agreement. We anticipate that interest expense for fiscal 2013 will be slightly higher than $4.0 million.

Loss on repurchase of senior notes

	Second Quarter Fiscal 2013	Second Quarter Fiscal 2012	$ Change	% Change
Loss on repurchase of senior notes	$—	$9,143	$(9,143)	(100.0)%

On July 16, 2012, we redeemed the remaining outstanding $105.0 million in aggregate principal amount of our 113/8% senior notes for approximately $111.0 million, plus accrued interest, using borrowings under our U.S. Revolving Credit Agreement and cash on hand. The redemption of the 113/8% senior notes and related write-off of approximately $3.1 million of unamortized deferred financing costs and discount resulted in a loss of approximately $9.1 million in the second quarter of fiscal 2012.

Income taxes

	Second Quarter Fiscal 2013	Second Quarter Fiscal 2012	$ Change	% Change
Income taxes	10,864	2,833	8,031	283.5%
Effective tax rate	40.7%	36.0%

Income tax expense for the second quarter of fiscal 2013 increased compared to the second quarter of fiscal 2012 due to higher earnings and an increase in the effective tax rate. The projected effective tax rate for fiscal 2013 reflects the impact of foreign losses for which we do not expect to recognize an income tax benefit in fiscal 2013, whereas the effective tax rate in fiscal 2012 was not as unfavorably impacted by our foreign losses. The effective tax rate for each period was favorably impacted by a decrease in the enacted tax rate in the United Kingdom. We anticipate that our effective tax rate for the full year fiscal 2013 will be approximately 42%; however, the third quarter effective tax rate is expected to be higher than the effective tax rate for the second quarter of fiscal 2013 and the fourth quarter effective tax rate is expected to be lower than the effective tax rate for the second quarter of fiscal 2013. Our effective tax rate in future years will be dependent upon our ability to recognize an income tax benefit for foreign losses and the amount of taxable income (loss) in foreign jurisdictions in future years, among other factors.

Net earnings

	Second Quarter Fiscal 2013	Second Quarter Fiscal 2012
Net earnings	$15,806	$5,028
Net earnings per diluted share	$0.96	$0.30
Weighted average shares outstanding - diluted	16,423	16,570

The higher net earnings for the second quarter of fiscal 2013 compared to the second quarter of fiscal 2012 was primarily due to (1) an increase in net sales for Tommy Bahama and Lilly Pulitzer, (2) the prior year including a loss on repurchase of senior notes of $9.1 million, (3) a $2.3 million reduction in interest expense and (4) a $0.5 million reduction in the charge for the change in fair value of contingent consideration. These factors were partially offset by (1) an increase in SG&A for Tommy Bahama and Lilly Pulitzer related to the growth and expansion of those brands, (2) lower net sales for Lanier Clothes and Ben Sherman, (3) a higher effective tax rate primarily due to our inability to recognize the income tax benefit of losses in foreign jurisdictions during fiscal 2013 and (4) $0.6 million of charges in the aggregate related to an inventory step-up charge and amortization of intangible assets associated with Tommy Bahama Canada.

FIRST HALF OF FISCAL 2013 COMPARED TO FIRST HALF OF FISCAL 2012

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

	First Half Fiscal 2013		First Half Fiscal 2012		$ Change	% Change
Net sales	$469,227	100.0%	$437,882	100.0%	31,345	7.2%
Cost of goods sold	198,303	42.3%	190,388	43.5%	7,915	4.2%
Gross profit	270,924	57.7%	247,494	56.5%	23,430	9.5%
SG&A	225,449	48.0%	201,510	46.0%	23,939	11.9%
Change in fair value of contingent consideration	138	—	1,200	0.3%	(1,062)	(88.5)%
Royalties and other operating income	8,436	1.8%	8,322	1.9%	114	1.4%
Operating income	53,773	11.5%	53,106	12.1%	667	1.3%
Interest expense, net	1,978	0.4%	6,917	1.6%	(4,939)	(71.4)%
Loss on repurchase of senior notes	—	—	9,143	2.1%	(9,143)	(100.0)%
Net earnings before income taxes	51,795	11.0%	37,046	8.5%	14,749	39.8%
Income taxes	22,366	4.8%	14,016	3.2%	8,350	59.6%
Net earnings	$29,429	6.3%	$23,030	5.3%	$6,399	27.8%

The discussion and tables below compare certain line items included in our statements of earnings for the first half of fiscal 2013 to the first half of fiscal 2012. Each dollar and percentage change provided reflects the change between these periods unless indicated otherwise. Each dollar and share amount included in the tables is in thousands except for per share amounts. Individual line items of our consolidated statements of earnings may not be directly comparable to those of our competitors, as classification of certain expenses may vary by company.

Net Sales

	First Half Fiscal 2013	First Half Fiscal 2012	$ Change	% Change
Tommy Bahama	$303,646	$268,597	$35,049	13.0%
Lilly Pulitzer	77,613	66,536	11,077	16.6%
Lanier Clothes	49,575	57,815	(8,240)	(14.3)%
Ben Sherman	28,511	37,453	(8,942)	(23.9)%
Corporate and Other	9,882	7,481	2,401	32.1%
Total net sales	$469,227	$437,882	$31,345	7.2%

Consolidated net sales increased $31.3 million, or 7.2%, in the first half of fiscal 2013 compared to the first half of fiscal 2012 primarily due to the increase in net sales at Tommy Bahama and Lilly Pulitzer, which were partially offset by decreased net sales at Lanier Clothes and Ben Sherman, each as discussed below. Further, as direct to consumer sales grew at a faster rate than wholesales sales, during the first half of fiscal 2013, net sales in the direct to consumer channel of distribution represented a greater percentage of consolidated net sales as compared to the first half of fiscal 2012, as presented below:

	First Half Fiscal 2013	First Half Fiscal 2012
Full-price retail stores and outlets	41%	37%
E-commerce	11%	9%
Restaurant	7%	7%
Wholesale	41%	47%
Total	100%	100%

Tommy Bahama:

The Tommy Bahama sales increase of $35.0 million, or 13.0%, was primarily driven by (1) a 11.7% increase in comparable store sales, which includes full price retail stores and e-commerce sales, to $133.9 million in the first half of fiscal 2013 compared to $119.9 million in the first half of fiscal 2012, (2) a net sales increase of $15.5 million associated with domestic retail stores and outlet stores opened during fiscal 2012 and fiscal 2013, (3) a net sales increase associated with our Tommy Bahama operations in Australia, Asia and Canada of $7.5 million and (4) an increase in domestic restaurant sales. These increases in sales were partially offset by (1) a $3.3 million sales decrease in the wholesale business, which included a shift in the timing of shipments, in part due to the impact of the 53rd week in fiscal 2012, which resulted in more spring 2013 product being shipped during fiscal 2012 as compared to the prior year and (2) lower sales in outlet stores that were opened prior to fiscal 2012. Tommy Bahama’s apparel unit sales increased by 9.0% due to the higher volume in the direct to consumer distribution channel, and the average selling price per apparel unit increased by 4.0% as sales in the direct to consumer channel of distribution, which generally have a higher sales price per unit than wholesale sales, represented a greater proportion of Tommy Bahama net sales in the first half of fiscal 2013. The following table presents the proportion of net sales by distribution channel for Tommy Bahama for each period presented:

	First Half Fiscal 2013	First Half Fiscal 2012
Full-price retail stores and outlets	50%	47%
E-commerce	12%	10%
Restaurant	11%	11%
Wholesale	27%	32%
Total	100%	100%

Lilly Pulitzer:

The Lilly Pulitzer sales increase of $11.1 million, or 16.6%, was primarily driven by (1) a net sales increase of $3.9 million associated with retail stores opened in fiscal 2012 and fiscal 2013, (2) a 11.5% increase in comparable store sales to $31.5 million in the first half of fiscal 2013 compared to $28.3 million in the first half of fiscal 2012, (3) a wholesale sales increase of $3.2 million reflecting an increase in full-price and off-price wholesale sales and (4) higher warehouse sales in the first half of fiscal 2013. Lilly Pulitzer’s apparel unit sales increased by 11.2% while the average selling price per apparel unit increased by 5.2%. The increase in units sold was driven by increased units in all channels of distribution. The increased selling price per unit primarily resulted from a higher proportion of direct to consumer sales in the first half of fiscal 2013.  The following table presents the proportion of net sales by distribution channel for Lilly Pulitzer for each period presented:

	First Half Fiscal 2013	First Half Fiscal 2012
Full-price retail stores and warehouse sales	34%	33%
E-commerce	19%	17%
Wholesale	47%	50%
Total	100%	100%

Lanier Clothes:

The decrease in net sales for Lanier Clothes of $8.2 million, or 14.3%, was due to a decrease in sales in both the branded and private label distribution channels. The decrease in sales was primarily due to the timing of wholesale orders as some sales that have historically occurred in the first half shifted into the fourth quarter of fiscal 2012 and others shifted into the third quarter of fiscal 2013, our exit from certain programs, and softness in in the suits' business of certain of our customers. These factors resulted in a 7.4% decrease in unit sales. A decrease in average selling price per unit of 7.4% was primarily due to a change in product mix, with private label sales representing a larger proportion of net sales, as well as continued pricing pressures in the tailored clothing business.

Ben Sherman:

Net sales for Ben Sherman decreased by $8.9 million, or 23.9%, in the first half of fiscal 2013 compared to the first half of fiscal 2012, due to an $8.9 million decline in wholesale sales, with direct to consumer net sales generally being comparable between the two periods as sales at the additional retail stores operated in the first half of fiscal 2013 offset comparable store sales decreases. The decrease in net sales for Ben Sherman was primarily driven by a reduction in unit volume of 27.1% primarily attributable to (1) our exit from certain wholesale accounts in the United Kingdom and the United States, (2)  certain wholesale sales shifting from the second quarter of fiscal 2013 to the third quarter of fiscal 2013 and (3) the difficult economic conditions that persist in the United Kingdom and Europe. The direct to consumer operations of Ben Sherman continued to be negatively impacted by the missteps in Ben Sherman’s merchandise assortment planning that began in the second half of fiscal 2012, and, particularly in the current economic environment, resulted in too much product offering in styles at the higher end of the price range, which gave rise to more promotions in our retail stores in order to sell inventory on hand.

The reduction in units sold was partially offset by an increase in the average selling price per unit of 4.5%. The increase in average selling price per unit reflects a greater proportion of Ben Sherman’s sales being direct to consumer sales. The change in sales mix that positively impacted average selling price per unit was partially offset by a 3.5% unfavorable foreign currency translation change in the average exchange rates between the two periods. The following table presents the proportion of net sales by distribution channel for Ben Sherman for each period presented:

	First Half Fiscal 2013	First Half Fiscal 2012
Wholesale	52%	63%
Direct to consumer	48%	37%
Total	100%	100%

Corporate and Other:

Corporate and Other net sales primarily consisted of the net sales of our Oxford Golf business and our Lyons, Georgia distribution center. The increase in the net sales of $2.4 million for Corporate and Other was primarily driven by higher net sales in our Oxford Golf business during the first half of fiscal 2013.

Gross Profit

The table below presents gross profit by operating group and in total for the first half of fiscal 2013 and the first half of fiscal 2012 as well as the change between those two periods. Our gross profit and gross margin, which is calculated as gross profit divided by net sales, may not be directly comparable to those of our competitors, as statement of operations classification of certain expenses may vary by company.

	First Half Fiscal 2013	First Half Fiscal 2012	$ Change	% Change
Tommy Bahama	$189,579	$165,097	$24,482	14.8%
Lilly Pulitzer	49,452	43,397	6,055	14.0%
Lanier Clothes	14,257	16,895	(2,638)	(15.6)%
Ben Sherman	13,896	19,750	(5,854)	(29.6)%
Corporate and Other	3,740	2,355	1,385	58.8%
Total gross profit	$270,924	$247,494	$23,430	9.5%
LIFO charges (credits) included in Corporate and Other	$345	$(35)
Inventory step-up charge included in Tommy Bahama	$283	$—

The increase in consolidated gross profit was primarily due to higher net sales in Tommy Bahama and Lilly Pulitzer partially offset by the lower sales in Ben Sherman and Lanier Clothes, each as discussed above. In addition to the impact of changes in net sales, gross profit on a consolidated basis and for each operating group was also impacted by the changes in gross margin by operating group, as discussed below. The table below presents gross margin by operating group and in total for the first half of fiscal 2013 and the first half of fiscal 2012.

	First Half Fiscal 2013	First Half Fiscal 2012
Tommy Bahama	62.4%	61.5%
Lilly Pulitzer	63.7%	65.2%
Lanier Clothes	28.8%	29.2%
Ben Sherman	48.7%	52.7%
Corporate and Other	37.8%	31.5%
Consolidated gross margin	57.7%	56.5%

On a consolidated basis, the increase in gross margins from the first half of fiscal 2012 to the first half of fiscal 2013 was primarily due to a change in the sales mix. The change in sales mix in the first half of fiscal 2013 included (1) Tommy Bahama and Lilly Pulitzer, which typically have higher gross margins than our other operating groups, representing a greater proportion of our consolidated net sales and (2) direct to consumer sales, which generally have higher gross margins than wholesale sales, making up a larger proportion of the Tommy Bahama, Lilly Pulitzer and Ben Sherman sales. These items, which positively impacted gross margins, were partially offset by the negative impact of more significant off-price sales and promotions at Ben Sherman during the first half of fiscal 2013.

The higher gross margin at Tommy Bahama was primarily due to the change in the proportion of sales in each distribution channel as sales in the direct to consumer distribution channel, which typically have higher gross margins than the wholesale distribution channel, represented a greater proportion of Tommy Bahama’s net sales in the first half of fiscal 2013. This change in sales mix offset the negative impact of $0.3 million of purchase accounting charges related to the Tommy Bahama Canada acquisition recognized in cost of goods sold in the first half of fiscal 2013. We anticipate that we will incur a charge for inventory step-up in the third quarter of fiscal 2013 of approximately $0.4 million and do not anticipate any charges for inventory step-up beyond the third quarter of fiscal 2013 related to this acquisition.

The decrease in gross margin for Lilly Pulitzer from the first half of fiscal 2012 to the first half of fiscal 2013 was primarily driven by (1) a change in sales mix with sportswear, licensed products and accessories, which generally have lower gross margins, representing a greater proportion of Lilly Pulitzer sales in the first half of fiscal 2013, (2) our retail store operations being more promotional than the prior year and a larger warehouse sale in the first half of fiscal 2013 in order to move a greater amount of excess spring inventory and (3) our e-commerce operations offering free shipping on a more frequent basis. The negative gross margin impact of these factors exceeded the positive impact of the change in sales mix towards direct to consumer sales.

The decrease in gross margin at Lanier Clothes was primarily the result of continuing gross margin pressures, including both competitive factors and higher product costs that continue to impact the tailored clothing business as well as a change in product mix.

The decrease in gross margin at Ben Sherman reflects (1) a higher proportion of off-price sales, (2) heavier promotions in the direct to consumer business and (3) the competitive factors resulting from the difficult economic conditions that persist in the United Kingdom and Europe. The heavier promotions and the higher proportion of off-price sales, which were necessary to appropriately manage inventory levels, primarily resulted from the merchandising misstep in the second half of fiscal 2012, the impact of the economic environment and disposal of certain excess inventory in the United Kingdom prior to switching from one third-party distribution center to another third-party distribution center. These negative factors offset the positive gross margin impact of the change in the sales mix with direct to consumer sales representing a larger proportion of Ben Sherman sales in the first half of fiscal 2013.

The gross profit in Corporate and Other in each period primarily reflects the impact on gross profit of our Oxford Golf and Lyons, Georgia distribution center operations offset by the impact of LIFO accounting adjustments. The increase in the gross profit for Corporate and Other was primarily due to higher sales and higher gross margins in Oxford Golf in the first half of fiscal 2013. The LIFO accounting charge was $0.3 million in the first half of fiscal 2013 compared to a modest LIFO credit in the first half of fiscal 2012.

SG&A

	First Half Fiscal 2013	First Half Fiscal 2012	$ Change	% Change
SG&A	$225,449	$201,510	$23,939	11.9%
SG&A (as % of net sales)	48.0%	46.0%
Amortization of intangible assets included in Tommy Bahama associated with Tommy Bahama Canada acquisition	$333	$—

The increase in SG&A was primarily due to (1) $18.5 million of incremental SG&A in the first half of fiscal 2013 associated with operating additional Tommy Bahama retail stores and restaurants and Lilly Pulitzer stores and (2) higher costs, consisting primarily of employment expenses, to support the growing Tommy Bahama and Lilly Pulitzer businesses. The incremental SG&A costs of operating additional Tommy Bahama retail stores and restaurants include incremental costs associated with domestic, Asia-Pacific and Canadian locations. The increases in SG&A for Tommy Bahama and Lilly Pulitzer were partially offset by SG&A reductions in Ben Sherman, Lanier Clothes and Corporate and Other.

SG&A included $0.8 million of amortization of intangible assets in the first half of fiscal 2013 compared to $0.5 million in the first half of fiscal 2012 with the increase being amortization associated with the intangible assets acquired as part of the Tommy Bahama Canada acquisition. We anticipate that amortization of intangible assets for fiscal 2013 will be approximately $1.8 million, with approximately $1.0 million of the amortization reflecting nine months of amortization of the intangible assets acquired as part of the Tommy Bahama Canada acquisition from the date of acquisition through the end of the 2013 fiscal year.

Change in fair value of contingent consideration

	First Half Fiscal 2013	First Half Fiscal 2012	$ Change	% Change
Change in fair value of contingent consideration	$138	$1,200	$(1,062)	(88.5)%

Change in the fair value of contingent consideration reflects the current period impact of the change in the fair value of the contingent consideration obligation associated with the Lilly Pulitzer acquisition, as discussed in our Annual Report on Form 10-K for fiscal 2012. The decrease in change in fair value of contingent consideration in the first half of fiscal 2013 was primarily due to the significant increase in the fair value of the contingent consideration recognized in the fourth quarter of fiscal 2012, which resulted from our assessment of greater certainty that the full amount of the contingent consideration will be paid in the future. We anticipate that the charge for the change in the fair value of the contingent consideration for the full 2013 fiscal year will be $0.3 million.

Royalties and other operating income

	First Half Fiscal 2013	First Half Fiscal 2012	$ Change	% Change
Royalties and other operating income	$8,436	$8,322	$114	1.4%

Royalties and other operating income in the first half of fiscal 2013 primarily reflect income received from third parties from the licensing of our Tommy Bahama, Ben Sherman and Lilly Pulitzer brands, which were comparable on a consolidated basis to the royalty income recognized in the first half of fiscal 2012 with higher royalty income in Tommy Bahama and Lilly Pulitzer being offset by a decrease in Ben Sherman royalty income.

Operating income (loss)

	First Half Fiscal 2013	First Half Fiscal 2012	$ Change	% Change
Tommy Bahama	$45,219	$42,145	$3,074	7.3%
Lilly Pulitzer	20,588	18,421	2,167	11.8%
Lanier Clothes	4,487	6,443	(1,956)	(30.4)%
Ben Sherman	(8,665)	(4,203)	(4,462)	(106.2)%
Corporate and Other	(7,856)	(9,700)	1,844	19.0%
Total operating income	$53,773	$53,106	$667	1.3%
LIFO charges (credits) included in Corporate and Other	$345	$(35)
Inventory step-up charge included in Tommy Bahama	$283	$—
Change in fair value of contingent consideration included in Lilly Pulitzer	$138	$1,200
Amortization of intangible assets included in Tommy Bahama associated with Tommy Bahama Canada acquisition	$333	$—

Operating income, on a consolidated basis, was $53.8 million in the first half of fiscal 2013 compared to $53.1 million in the first half of fiscal 2012. The 1.3% increase in operating income was primarily due to the improved operating results of Tommy Bahama, Lilly Pulitzer and Corporate and Other, partially offset by the lower operating results of Ben Sherman and Lanier Clothes.  Changes in operating income by operating group are discussed below.

Tommy Bahama:

	First Half Fiscal 2013	First Half Fiscal 2012	$ Change	% Change
Net sales	$303,646	$268,597	$35,049	13.0%
Gross margin	62.4%	61.5%
Operating income	$45,219	$42,145	$3,074	7.3%
Operating income as % of net sales	14.9%	15.7%
Inventory step-up charge included in Tommy Bahama	$283	$—
Amortization of intangible assets included in Tommy Bahama associated with Tommy Bahama Canada acquisition	$333	$—

The increase in operating income for Tommy Bahama was primarily due to the higher net sales and gross margin in the Tommy Bahama business, each as discussed above. The impact of the higher sales and gross margin were partially offset by higher SG&A and $0.6 million of charges in the aggregate related to an inventory step-up charge and amortization of intangible assets associated with Tommy Bahama Canada, which was acquired in the second quarter of fiscal 2013. The increased SG&A was primarily associated with (1) operating additional domestic and international retail stores and restaurants in fiscal 2013 which resulted in $16.8 million of incremental SG&A and (2) higher costs, consisting primarily of employment expenses, to support the growing Tommy Bahama business.

The first half of fiscal 2013 included an operating loss of $7.4 million related to our Tommy Bahama Asia-Pacific expansion compared to an operating loss of $4.3 million in the first half of fiscal 2012. We anticipate that as the year progresses the operating losses related to our Asia-Pacific operations will moderate as compared to the prior year; however, we believe that the operating loss for fiscal 2013 will be approximately $12 million.

Lilly Pulitzer:

	First Half Fiscal 2013	First Half Fiscal 2012	$ Change	% Change
Net sales	$77,613	$66,536	$11,077	16.6%
Gross margin	63.7%	65.2%
Operating income	$20,588	$18,421	$2,167	11.8%
Operating income as % of net sales	26.5%	27.7%
Change in fair value of contingent consideration included in Lilly Pulitzer	$138	$1,200

The increase in operating income for Lilly Pulitzer for the first half of fiscal 2013 compared to the first half of fiscal 2012 operating income was primarily due to the higher net sales for Lilly Pulitzer, as discussed above. The first half of fiscal 2013 also benefited from a $1.1 million lower charge for the change in fair value of contingent consideration. The increased net sales and lower charge for the change in fair value of contingent consideration were partially offset by lower gross margin and increased SG&A. The increased SG&A was primarily associated with (1) higher costs, consisting primarily of employment expenses, to support the growing Lilly Pulitzer business and (2) $1.7 million of incremental SG&A associated with the cost of operating additional retail stores during fiscal 2013.

Lanier Clothes:

	First Half Fiscal 2013	First Half Fiscal 2012	$ Change	% Change
Net sales	$49,575	$57,815	$(8,240)	(14.3)%
Gross margin	28.8%	29.2%
Operating income	$4,487	$6,443	$(1,956)	(30.4)%
Operating income as % of net sales	9.1%	11.1%

The decrease in operating income for Lanier Clothes was primarily the result of the lower sales and gross margins, each as discussed above, partially offset by lower SG&A in part due to lower royalty expense as a result of the lower branded sales.

Ben Sherman:

	First Half Fiscal 2013	First Half Fiscal 2012	$ Change	% Change
Net sales	$28,511	$37,453	$(8,942)	(23.9)%
Gross margin	48.7%	52.7%
Operating loss	$(8,665)	$(4,203)	$(4,462)	(106.2)%
Operating loss as % of net sales	(30.4)%	(11.2)%

The decline in operating results for Ben Sherman was primarily due to the decrease in sales and lower gross margin, each as discussed above, and lower royalty income. These factors that negatively impacted the operating results were partially offset by reduced SG&A in Ben Sherman in the first half of fiscal 2013.

Corporate and Other:

	First Half Fiscal 2013	First Half Fiscal 2012	$ Change	% Change
Net sales	$9,882	$7,481	$2,401	32.1%
Operating loss	$(7,856)	$(9,700)	$1,844	19.0%
LIFO charges (credits) included in Corporate and Other	$345	$(35)

The Corporate and Other operating results improved by $1.8 million from a loss of $9.7 million in the first half of fiscal 2012 to a loss of $7.9 million in the first half of fiscal 2013. The improvement in operating results was primarily due to (1) the higher sales and higher gross margins of Oxford Golf business and the Lyons, Georgia distribution center and (2) reduced SG&A in our corporate operations. These favorable items were partially offset by a $0.4 million increase in the net charge from LIFO accounting.

Interest expense, net

	First Half Fiscal 2013	First Half Fiscal 2012	$ Change	% Change
Interest expense, net	$1,978	$6,917	$(4,939)	(71.4)%

Interest expense for the first half of fiscal 2013 decreased primarily due to our borrowing at lower interest rates in the first half of fiscal 2013 compared to the first half of fiscal 2012.  During the first half of fiscal 2013, substantially all of our borrowings were under our U.S. Revolving Credit Agreement, whereas substantially all of our borrowings in the first half of fiscal 2012 were from our previously outstanding senior notes, which had a coupon rate of 113/8%. The change in the source of our borrowings resulted from our redemption of the remaining outstanding principal amount of the senior notes in July 2012, which was primarily funded with borrowings under our U.S. Revolving Credit Agreement. We anticipate that interest expense for fiscal 2013 will be slightly higher than $4.0 million.

Loss on repurchase of senior notes

	First Half Fiscal 2013	First Half Fiscal 2012	$ Change	% Change
Loss on repurchase of senior notes	$—	$9,143	$(9,143)	(100.0)%

On July 16, 2012, we redeemed the remaining outstanding $105.0 million in aggregate principal amount of our 11 3/8% senior notes for approximately $111.0 million, plus accrued interest, using borrowings under our U.S. Revolving Credit Agreement and cash on hand. The redemption of the 113/8% senior notes and related write-off of approximately $3.1 million of unamortized deferred financing costs and discount resulted in a loss of approximately $9.1 million.

Income taxes

	First Half Fiscal 2013	First Half Fiscal 2012	$ Change	% Change
Income taxes	$22,366	$14,016	$8,350	59.6%
Effective tax rate	43.2%	37.8%

Income tax expense for the first half of fiscal 2013 increased compared to the first half of fiscal 2012 due to higher earnings and an increase in the effective tax rate. The projected effective tax rate for fiscal 2013 reflects the impact of foreign losses for which we do not expect to recognize an income tax benefit in fiscal 2013, whereas the effective tax rate in fiscal 2012 was not as unfavorably impacted by our foreign losses. The effective tax rate for each period was favorably impacted by a decrease in the enacted tax rate in the United Kingdom. We anticipate that our effective tax rate for the full year fiscal 2013 will be approximately 42%; however, the third quarter effective tax rate is expected to be higher than the effective tax rate for the first half of fiscal 2013 and the fourth quarter effective tax rate is expected to be lower than the effective tax rate for the first half of fiscal 2013. Our effective tax rate in future years will be dependent upon our ability to recognize an income tax benefit for foreign losses and the amount of taxable income (loss) in foreign jurisdictions in future years, among other factors.

Net earnings

	First Half Fiscal 2013	First Half Fiscal 2012
Net earnings	$29,429	$23,030
Net earnings per diluted share	$1.78	$1.39
Weighted average shares outstanding - diluted	16,520	16,561

The higher net earnings for the first half of fiscal 2013 compared to the first half of fiscal 2012 was primarily due to (1) the first half of fiscal 2012 including a loss on repurchase of senior notes of $9.1 million, (2) a $4.9 million reduction in interest expense, (3) an increase in net sales for Tommy Bahama and Lilly Pulitzer and (4) a $1.1 million reduction in the change in fair value of contingent consideration. These factors were partially offset by (1) an increase in SG&A for Tommy Bahama and Lilly Pulitzer related to the growth and expansion of those brands, (2) lower net sales and operating results for Lanier Clothes and Ben Sherman, (3) a higher effective tax rate due to our inability to recognize the income tax benefit of losses in foreign jurisdictions in fiscal 2013 and (4) $0.6 million of charges in the aggregate related to an inventory step-up charge and amortization of intangible assets associated with Tommy Bahama Canada.

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

As of August 3, 2013, we had $9.7 million of cash on hand, with $125.4 million of borrowings outstanding and $86.4 million of availability under our revolving credit agreements. We believe our balance sheet and anticipated positive cash flows from operating activities in the future provides us with ample opportunity to continue to invest in our brands and our direct to consumer initiatives in future periods.

Key Liquidity Measures

($ in thousands)	August 3, 2013	February 2, 2013	July 28, 2012	January 28, 2012
Total current assets	$216,363	$222,390	$193,386	$214,070
Total current liabilities	109,159	124,266	101,566	117,554
Working capital	$107,204	$98,124	$91,820	$96,516
Working capital ratio	1.98	1.79	1.90	1.82
Debt to total capital ratio	34%	34%	31%	34%

Our working capital ratio is calculated by dividing total current assets by total current liabilities. Current assets increased from July 28, 2012 to August 3, 2013 primarily due to higher inventories and cash levels. Current liabilities increased as a result of (1) being in an income tax payable position as of August 3, 2013 as compared to a prepaid tax position as of July 28, 2012, (2) higher payables and accrued expenses primarily related to the higher inventory levels as of August 3, 2013 and (3) the classification of $2.5 million of the contingent consideration obligation as a current liability as of August 3, 2013, with no such amounts being classified as a current liability as of July 28, 2012. The more significant increase in current assets as compared to current liabilities resulted in a higher working capital ratio as of August 3, 2013.

For the ratio of debt to total capital, debt is defined as short-term and long-term debt, and total capital is defined as debt plus shareholders’ equity. Debt was $125.4 million at August 3, 2013 and $101.0 million at July 28, 2012, while shareholders’ equity was $247.3 million at August 3, 2013 and $225.6 million at July 28, 2012. The higher debt to total capital ratio at August 3, 2013 as compared to July 28, 2012 is primarily due to the higher debt levels at August 3, 2013. The increase in debt was primarily due to the following items occurring subsequent to July 28, 2012: (1) $59.5 million of capital expenditures, (2) the use of $17.9 million of cash related to the acquisition of our former licensee’s Tommy Bahama operations in Canada, (3) $11.0 million of dividends paid on our common stock and (4) $2.5 million of payments related to the Lilly Pulitzer contingent consideration arrangement, which in the aggregate exceeded the $76.6 million of cash flows from operations for the period from July 28, 2012 through August 3, 2013. Our debt levels and ratio of debt to total capital in future periods may not be comparable to historical amounts as we continue to assess, and possibly make changes to, our capital structure. Changes in our capital structure in the future, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Balance Sheet

The following tables set forth certain information included in our consolidated balance sheets (in thousands). Below each table are explanations for any significant changes in the balances from July 28, 2012 to August 3, 2013.

Current Assets:

	August 3, 2013	February 2, 2013	July 28, 2012	January 28, 2012
Cash and cash equivalents	$9,705	$7,517	$4,561	$13,373
Receivables, net	62,082	62,805	61,833	59,706
Inventories, net	101,920	109,605	88,382	103,420
Prepaid expenses, net	21,853	19,511	18,907	17,838
Deferred tax assets	20,803	22,952	19,703	19,733
Total current assets	$216,363	$222,390	$193,386	$214,070

Cash and cash equivalents as of August 3, 2013 and July 28, 2012 include typical cash amounts maintained on an ongoing basis in our operations, which generally ranges from $5 million to $10 million at any given time. Any excess cash generally is used to repay amounts outstanding under our revolving credit agreements. Inventories, net as of August 3, 2013 increased from July 28, 2012 primarily to support anticipated sales growth and additional retail stores for Tommy Bahama and Lilly Pulitzer, while inventory levels at Lanier Clothes decreased from July 28, 2012. The increase in prepaid expenses, net at August 3, 2013 from July 28, 2012 was primarily due to the timing of payment and recognition of the related expense for certain prepaid items, including product samples, rent, supplies, packaging, insurance and advertising. The increases in these prepaid expenses were partially offset by a reduction in prepaid tax expense from July 28, 2012 as we were in a tax payable position as of August 3, 2013. Deferred tax assets increased from July 28, 2012 primarily as a result of the change in timing differences associated with inventory, which were partially offset by reductions in deferred tax assets associated with accrued compensation.

Non-current Assets:

	August 3, 2013	February 2, 2013	July 28, 2012	January 28, 2012
Property and equipment, net	$140,885	$128,882	$109,500	$93,206
Intangible assets, net	170,250	164,317	164,682	165,193
Goodwill	20,919	17,275	17,277	16,495
Other non-current assets, net	22,892	23,206	22,252	20,243
Total non-current assets	$354,946	$333,680	$313,711	$295,137

The increase in property and equipment, net at August 3, 2013 was primarily due to the capital expenditures subsequent to July 28, 2012, which were partially offset by depreciation expense during that same period. The increase in intangible assets, net at August 3, 2013 was primarily due to the intangible assets acquired as part of the acquisition of the Tommy Bahama business in Canada from our former licensee, which was partially offset by amortization of intangible assets associated with Tommy Bahama, Lilly Pulitzer and Ben Sherman subsequent to July 28, 2012 and a change in foreign currency exchange rates. The increase in goodwill from July 28, 2012 was primarily related to the goodwill associated with our acquisition of the Tommy Bahama business in Canada in the second quarter of fiscal 2013. The increase in other non-current assets at August 3, 2013 was primarily due to higher asset balances set aside for potential deferred compensation obligations, partially offset by a reduction in deferred financing costs as a result of amortization of deferred financing costs subsequent to July 28, 2012.

Liabilities:

	August 3, 2013	February 2, 2013	July 28, 2012	January 28, 2012
Total current liabilities	$109,159	$124,266	$101,566	$117,554
Long-term debt	119,527	108,552	95,249	103,405
Non-current contingent consideration	12,088	14,450	11,845	10,645
Other non-current liabilities	48,607	44,572	41,574	38,652
Non-current deferred income taxes	34,674	34,385	31,281	34,882
Total liabilities	$324,055	$326,225	$281,515	$305,138

Current liabilities at August 3, 2013 increased as compared to July 28, 2012 as a result of (1) being in an income tax payable position as of August 3, 2013 as compared to a prepaid tax position as of July 28, 2012, (2) higher payables and other accrued expenses primarily related to the higher inventory levels as of August 3, 2013 and (3) the classification of $2.5 million of the contingent consideration obligation as a current liability as of August 3, 2013, with no such amounts classified as a current liability as of July 28, 2012. These increases in current liabilities were partially offset by a reduction in accrued compensation at August 3, 2013 compared to July 28, 2012. The increase in debt at August 3, 2013 compared to July 28, 2012 was primarily due to the following items occurring subsequent to July 28, 2012: (1) $59.5 million of capital expenditures, (2) the use of $17.9 million of cash related to the acquisition of our former licensee’s Tommy Bahama operations in Canada, (3) $11.0 million of dividends paid on our common stock and (4) $2.5 million of payments related to the Lilly Pulitzer contingent consideration arrangement, which in the aggregate exceeded the $76.6 million of cash flows from operations for the period from July 28, 2012 through August 3, 2013.

The increase in non-current contingent consideration from July 28, 2012 was primarily due to adjustments to fair value recognized in our consolidated statement of earnings subsequent to July 28, 2012, which were partially offset by the payment of the fiscal 2012 contingent consideration obligation of $2.5 million during fiscal 2012 and the classification of $2.5 million of the contingent consideration obligation as a current liability as of August 3, 2013. Other non-current liabilities increased as of August 3, 2013 compared to July 28, 2012 primarily due to increases in deferred rent and deferred compensation liabilities partially offset by a $2.2 million reduction in reserves for uncertain tax positions. Non-current deferred income taxes increased from July 28, 2012 to August 3, 2013 primarily as a result of the change in timing differences associated with depreciation, partially offset by a change in the book to tax differences related to deferred rent and contingent consideration liabilities, a change in the expected effective tax rate to be realized upon the reversal of timing differences due to a change in an enacted tax rate in fiscal 2013, and the fourth quarter fiscal 2012 change in assertion regarding the permanent reinvestment of foreign earnings.

Statement of Cash Flows

The following table sets forth the net cash flows for the first half of fiscal 2013 and the first half of fiscal 2012 (in thousands):

	First Half Fiscal 2013	First Half Fiscal 2012
Net cash provided by operating activities	$49,184	$39,991
Net cash used in investing activities	(43,908)	(28,947)
Net cash used in financing activities	(3,033)	(19,946)
Net change in cash and cash equivalents	$2,243	$(8,902)

Cash and cash equivalents on hand was $9.7 million and $4.6 million at August 3, 2013 and July 28, 2012, respectively. Changes in cash flows in the first half of fiscal 2013 and the first half of fiscal 2012 related to operating activities, investing activities and financing activities are discussed below.

Operating Activities:

In the first half of fiscal 2013 and the first half of fiscal 2012, operating activities provided $49.2 million and $40.0 million of cash, respectively. The cash flow from operating activities was primarily the result of net earnings for the relevant period adjusted, as applicable, for non-cash activities such as depreciation, amortization, stock compensation expense, change in fair value of contingent consideration, loss on repurchase of senior notes and the net impact of changes in our working capital accounts. The higher cash flow from operating activities for the first half of fiscal 2013 was primarily due to the higher net earnings and a more favorable change in working capital accounts in the first half of fiscal 2013, both as compared to the same period in the prior year. In the first half of fiscal 2013 and the first half of fiscal 2012, the more significant changes in working capital were a decrease in current liabilities, which decreased cash, partially offset by a decrease in inventories.

Investing Activities:

During the first half of fiscal 2013 and the first half of fiscal 2012, investing activities used $43.9 million and $28.9 million of cash, respectively. The cash used in investing activities in the first half of fiscal 2013 included approximately $17.9 million related to our acquisition of the Tommy Bahama business in Canada from our former licensee, while the first half of fiscal 2012 included approximately $1.7 million related to our acquisition of the Tommy Bahama business in Australia from our former licensee. The remaining $26.0 million and $27.3 million of cash flow used in investing activities in the first half of fiscal 2013 and the first half of fiscal 2012, respectively, were for the capital expenditures in each period primarily related to costs associated with new retail stores, information technology initiatives and retail store and restaurant remodeling.

Financing Activities:

During the first half of fiscal 2013 and the first half of fiscal 2012, financing activities used $3.0 million and $19.9 million of cash, respectively. In the first half of fiscal 2013, we increased debt by $9.2 million based on our cash needs for investing activities, repurchase of shares and dividends paid exceeding our cash flow from operations and proceeds from the issuance of stock. In the first half of fiscal 2012, we reduced debt by $12.5 million based on our cash flow from operations and proceeds from the issuance of stock exceeding our cash needs for investing activities, dividends paid and payment of financing costs. The repurchase of common stock in the first half of fiscal 2013 primarily resulted from the vesting of restricted stock awards that were returned by employees to satisfy the employee income tax obligation, while the proceeds from issuance of common stock primarily resulted from the excess tax benefit associated with the vesting of the restricted stock awards.

Liquidity and Capital Resources

The table below sets forth amounts outstanding under our financing arrangements (in thousands) as of August 3, 2013:

$235 million U.S. Secured Revolving Credit Facility (“U.S. Revolving Credit Agreement”)	$119,527
£7 million Senior Secured Revolving Credit Facility (“U.K. Revolving Credit Agreement”)	5,885
Total debt	125,412
Less: short-term debt	5,885
Long-term debt	$119,527

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

To the extent cash flow needs exceed cash flow provided by our operations we will have access, subject to their terms, to our lines of credit to provide funding for operating activities, capital expenditures and acquisitions, if any. Our credit facilities are also used to finance trade letters of credit for product purchases, which are drawn against our lines of credit at the time of shipment of the products and reduce the amounts available under our lines of credit and borrowing capacity under our credit facilities when issued. As of August 3, 2013, $7.8 million of trade letters of credit and other limitations on availability in the aggregate were outstanding against our credit facilities. After considering these limitations and the amount of eligible assets in our borrowing base, as applicable, as of August 3, 2013, we had $85.0 million and $1.3 million in unused availability under the U.S. Revolving Credit Agreement and the U.K. Revolving Credit Agreement, respectively, subject to the respective limitations on borrowings set forth in the U.S. Revolving Credit Agreement and the U.K. Revolving Credit Agreement.

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

We believe that the affirmative covenants, negative covenants, financial covenants and other restrictions under our credit facilities are customary for those included in similar facilities entered into at the time we entered into our agreements. During the first half of fiscal 2013 and as of August 3, 2013, no financial covenant testing was required pursuant to our U.S. Revolving Credit Agreement as the minimum availability threshold was met at all times. As of August 3, 2013, we were compliant with all covenants related to our credit facilities.

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

Our contractual obligations as of August 3, 2013 have not changed significantly from the contractual obligations outstanding at February 2, 2013, as disclosed in our Annual Report on Form 10-K for fiscal 2012 filed with the SEC, other than changes in the amounts outstanding under our revolving credit agreements, as discussed above.

Our anticipated capital expenditures for fiscal 2013, including the $26.0 million incurred in the first half of fiscal 2013, are expected to be approximately $45 million compared to $60.7 million for the full year of fiscal 2012. These expenditures are expected to consist primarily of costs associated with new retail stores, retail store and restaurant remodeling and information technology initiatives, including e-commerce enhancements.

Off Balance Sheet Arrangements

We have not entered into agreements which meet the SEC’s definition of an off balance sheet financing arrangement, other than operating leases, and have made no financial commitments to or guarantees with respect to any unconsolidated subsidiaries or special purpose entities.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. On an ongoing basis, we evaluate our estimates, including those related to receivables, inventories, goodwill, intangible assets, income taxes, contingencies and other accrued expenses. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that we have appropriately applied our critical accounting policies. However, in the event that inappropriate assumptions or methods were used relating to the critical accounting policies below, our consolidated statements of earnings could be misstated. Our critical accounting policies and estimates are discussed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for fiscal 2012. There have not been any significant changes to the application of our critical accounting policies and estimates during the first half of fiscal 2013.

A detailed summary of significant accounting policies is included in Note 1 to our consolidated financial statements contained in our Annual Report on Form 10-K for fiscal 2012.

SEASONAL ASPECTS OF OUR BUSINESS

Each of our operating groups is impacted by seasonality as the demand by specific product or style, as well as by distribution channel, may vary significantly depending on the time of year. For details of the impact of seasonality on each of our operating groups, see the business discussion under the caption “Seasonal Aspects of Business” for each operating group discussed in Part I, Item 1, Business in our Annual Report on Form 10-K for fiscal 2012. The following table presents our percentage of net sales and operating income by quarter for fiscal 2012:

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

We anticipate that as our retail store operations increase in the future, the third quarter will continue to be our lowest net sales and operating income quarter and the percentage of the full year net sales and operating income generated in the third quarter will continue to decrease. As the timing of certain unusual or non-recurring items, economic conditions, wholesale product shipments or other factors affecting our business may vary from one year to the next, we do not believe that net sales or operating income for any particular quarter or the distribution of net sales and operating income for fiscal 2012 are necessarily indicative of anticipated results for the full fiscal year or expected distribution in future years.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain interest rate, foreign currency, commodity and inflation risks as discussed in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for fiscal 2012. There have not been any significant changes in our exposure to these risks during the second quarter of fiscal 2013.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the second quarter of fiscal 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)         During the second quarter of fiscal 2013, we did not make any unregistered sales of our equity securities.

(c)          We have certain stock incentive plans as described in Note 7 to our consolidated financial statements included in our Annual Report on Form 10-K for fiscal 2012, all of which are publicly announced plans. Under the plans, we can repurchase shares from employees to cover employee tax liabilities related to the vesting of previously restricted shares and plan participants may also exercise stock options by surrendering already owned shares of common stock in satisfaction of employee tax liabilities and the exercise price. During the second quarter of fiscal 2013, the following shares were surrendered pursuant to these plans in connection with the exercise of stock options:

Fiscal Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
May (05/5/13 - 06/1/13)	—	—	—	—
June (06/2/13 - 7/6/13)	—	—	—	—
July (7/7/13 - 8/3/13)	9,141	$61.54	—	—
Total	9,141	$61.54	—	—

In fiscal 2012, our Board of Directors authorized us to spend up to $50 million to repurchase shares of our common stock. This authorization superseded and replaced all previous authorizations to repurchase shares of our common stock and has no automatic expiration. As of August 3, 2013, no shares of our common stock had been repurchased pursuant to this authorization.

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

September 11, 2013	OXFORD INDUSTRIES, INC.
(Registrant)

/s/ K. Scott Grassmyer
K. Scott Grassmyer
Senior Vice President - Finance, Chief Financial Officer and Controller
(Authorized Signatory)