Form 10-Q
period 2013-11-02
OXFORD INDUSTRIES INC
filed 2013-12-12
CIK 75288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended NOVEMBER 2, 2013

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of shares outstanding
Title of each class	as of December 6, 2013
Common Stock, $1 par value	16,412,687

OXFORD INDUSTRIES, INC.
INDEX TO FORM 10-Q
For the third quarter of fiscal 2013

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

Fiscal 2014	52 weeks ending January 31, 2015
Fiscal 2013	52 weeks ending February 1, 2014
Fiscal 2012	53 weeks ended February 2, 2013
Fourth quarter fiscal 2013	13 weeks ending February 1, 2014
Third quarter fiscal 2013	13 weeks ended November 2, 2013
Second quarter fiscal 2013	13 weeks ended August 3, 2013
First quarter fiscal 2013	13 weeks ended May 4, 2013
Fourth quarter fiscal 2012	14 weeks ended February 2, 2013
Third quarter fiscal 2012	13 weeks ended October 27, 2012
Second quarter fiscal 2012	13 weeks ended July 28, 2012
First quarter fiscal 2012	13 weeks ended April 28, 2012

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OXFORD INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except par amounts)

	November 2, 2013	February 2, 2013	October 27, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$9,310	$7,517	$5,621
Receivables, net	71,205	62,805	68,920
Inventories, net	123,987	109,605	102,172
Prepaid expenses, net	27,280	19,511	20,111
Deferred tax assets	20,104	22,952	19,327
Total current assets	251,886	222,390	216,151
Property and equipment, net	143,710	128,882	123,841
Intangible assets, net	170,842	164,317	165,013
Goodwill	21,006	17,275	17,273
Other non-current assets, net	23,508	23,206	22,544
Total Assets	$610,952	$556,070	$544,822
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and other accrued expenses	$82,137	$90,850	$78,550
Accrued compensation	14,864	25,472	21,705
Contingent consideration current liability	2,500	—	2,500
Short-term debt	2,307	7,944	6,955
Total current liabilities	101,808	124,266	109,710
Long-term debt	164,414	108,552	123,301
Non-current contingent consideration	12,156	14,450	9,945
Other non-current liabilities	49,926	44,572	43,107
Non-current deferred income taxes	35,652	34,385	31,459
Commitments and contingencies
Shareholders’ Equity:
Common stock, $1.00 par value per common share	16,410	16,595	16,572
Additional paid-in capital	113,578	104,891	103,603
Retained earnings	141,337	132,944	130,153
Accumulated other comprehensive loss	(24,329)	(24,585)	(23,028)
Total shareholders’ equity	246,996	229,845	227,300
Total Liabilities and Shareholders’ Equity	$610,952	$556,070	$544,822

See accompanying notes.

OXFORD INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)
(in thousands, except per share amounts)

	Third Quarter Fiscal 2013	Third Quarter Fiscal 2012	First Nine Months Fiscal 2013	First Nine Months Fiscal 2012
Net sales	$197,506	$181,414	$666,733	$619,296
Cost of goods sold	92,721	84,592	291,024	274,980
Gross profit	104,785	96,822	375,709	344,316
SG&A	104,434	94,146	329,883	295,656
Change in fair value of contingent consideration	68	600	206	1,800
Royalties and other operating income	4,268	3,844	12,704	12,166
Operating income	4,551	5,920	58,324	59,026
Interest expense, net	1,195	959	3,173	7,876
Loss on repurchase of senior notes	—	—	—	9,143
Net earnings before income taxes	3,356	4,961	55,151	42,007
Income taxes	2,467	1,951	24,833	15,967
Net earnings	$889	$3,010	$30,318	$26,040
Net earnings per share:
Basic	$0.05	$0.18	$1.84	$1.57
Diluted	$0.05	$0.18	$1.84	$1.57
Weighted average shares outstanding:
Basic	16,406	16,580	16,463	16,555
Diluted	16,435	16,591	16,492	16,572
Dividends declared per share	$0.18	$0.15	$0.54	$0.45

See accompanying notes.

OXFORD INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(in thousands)

	Third Quarter Fiscal 2013	Third Quarter Fiscal 2012	First Nine Months Fiscal 2013	First Nine Months Fiscal 2012
Net earnings	$889	$3,010	$30,318	$26,040
Other comprehensive income (loss), net of taxes
Foreign currency translation gain (loss)	1,266	1,031	(96)	1,129
Net unrealized gain (loss) on cash flow hedges	3	(594)	352	(483)
Total other comprehensive income, net of taxes	1,269	437	256	646
Comprehensive income	$2,158	$3,447	$30,574	$26,686

See accompanying notes.

OXFORD INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	First Nine Months Fiscal 2013	First Nine Months Fiscal 2012
Cash Flows From Operating Activities:
Net earnings	$30,318	$26,040
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	23,426	17,430
Amortization of intangible assets	1,295	769
Change in fair value of contingent consideration	206	1,800
Amortization of deferred financing costs and bond discount	323	846
Loss on repurchase of senior notes	—	9,143
Stock compensation expense	1,550	2,215
Deferred income taxes	4,078	(3,151)
Changes in working capital, net of acquisitions and dispositions:
Receivables	(8,377)	(8,902)
Inventories	(10,036)	2,266
Prepaid expenses	(7,471)	(2,541)
Current liabilities	(12,729)	(12,501)
Other non-current assets	(584)	(3,182)
Other non-current liabilities	5,356	4,444
Excess tax benefits related to stock-based compensation	(6,100)	—
Net cash provided by operating activities	21,255	34,676
Cash Flows From Investing Activities:
Acquisitions, net of cash acquired	(17,888)	(1,813)
Purchases of property and equipment	(36,743)	(47,653)
Net cash used in investing activities	(54,631)	(49,466)
Cash Flows From Financing Activities:
Repayment of revolving credit arrangements	(226,182)	(149,266)
Proceeds from revolving credit arrangements	276,496	276,826
Repurchase of senior notes	—	(111,000)
Deferred financing costs paid	—	(1,524)
Payment of contingent consideration amounts earned	—	(2,500)
Proceeds from issuance of common stock, including excess tax benefits	7,176	1,768
Repurchase of restricted stock for employee tax withholding liabilities	(13,200)	—
Dividends on common stock	(8,949)	(7,438)
Net cash provided by financing activities	35,341	6,866
Net change in cash and cash equivalents	1,965	(7,924)
Effect of foreign currency translation on cash and cash equivalents	(172)	172
Cash and cash equivalents at the beginning of year	7,517	13,373
Cash and cash equivalents at the end of the period	$9,310	$5,621
Supplemental disclosure of cash flow information:
Cash paid for interest, net	$2,768	$7,279
Cash paid for income taxes	$16,424	$20,904

See accompanying notes.

OXFORD INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THIRD QUARTER OF FISCAL 2013

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

2.	Inventories: The components of inventories as of the dates specified are summarized in the following table (in thousands):

	November 2, 2013	February 2, 2013	October 27, 2012
Finished goods	$170,100	$154,593	$146,044
Work in process	7,366	6,028	3,561
Fabric, trim and supplies	2,968	5,431	4,943
LIFO reserve	(56,447)	(56,447)	(52,376)
Total	$123,987	$109,605	$102,172

LIFO accounting adjustments, which we consider to include changes in the LIFO reserve as well as the impact of changes in inventory reserves related to lower of cost or market adjustments that do not exceed the LIFO reserve, were a credit of $0.2 million in the third quarter of fiscal 2013, a credit of $0.4 million in the third quarter of fiscal 2012, a charge of $0.1 million in the first nine months of fiscal 2013 and a credit $0.5 million in the first nine months of fiscal 2012.

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

	Third Quarter Fiscal 2013	Third Quarter Fiscal 2012	First Nine Months Fiscal 2013	First Nine Months Fiscal 2012
Net sales
Tommy Bahama	$113,528	$103,193	$417,174	$371,790
Lilly Pulitzer	30,326	26,939	107,939	93,475
Lanier Clothes	30,144	27,180	79,719	84,995
Ben Sherman	18,627	19,781	47,138	57,234
Corporate and Other	4,881	4,321	14,763	11,802
Total net sales	$197,506	$181,414	$666,733	$619,296

Depreciation and amortization
Tommy Bahama	$6,449	$4,511	$17,929	$12,793
Lilly Pulitzer	1,013	604	2,409	1,674
Lanier Clothes	79	107	275	298
Ben Sherman	812	729	2,298	2,016
Corporate and Other	610	526	1,810	1,418
Total depreciation and amortization	$8,963	$6,477	$24,721	$18,199

Operating income (loss)
Tommy Bahama	$971	$3,366	$46,190	$45,511
Lilly Pulitzer	3,947	3,528	24,535	21,949
Lanier Clothes	3,414	2,402	7,901	8,845
Ben Sherman	(1,873)	(2,149)	(10,538)	(6,352)
Corporate and Other	(1,908)	(1,227)	(9,764)	(10,927)
Total operating income	$4,551	$5,920	$58,324	$59,026
Interest expense, net	1,195	959	3,173	7,876
Loss on repurchase of senior notes	—	—	—	9,143
Net earnings before income taxes	$3,356	$4,961	$55,151	$42,007

4.
Income Taxes: Income tax expense reflects effective tax rates of 73.5%, 39.3%, 45.0% and 38.0% for the third quarter of fiscal 2013, the third quarter of fiscal 2012, the first nine months of fiscal 2013 and the first nine months of fiscal 2012, respectively. The effective tax rates for all periods were impacted by losses in foreign jurisdictions for which we were not able to recognize an income tax benefit; however, the effective tax rates in the third quarter of fiscal 2012 and the first nine months of fiscal 2012 benefited from certain favorable discrete items, including a reduction in income tax contingency reserves upon the expiration of the corresponding statute of limitations totaling approximately $2.1 million. Additionally, the effective tax rates for each year to date period were favorably impacted by a decrease in the enacted tax rate in the United Kingdom in the second quarter of each year.

5.
Accumulated Other Comprehensive Loss: The following tables detail the changes in our accumulated other comprehensive loss by component (in thousands), net of related income taxes, for the periods specified:

Third Quarter Fiscal 2013	Foreign currency translation gain (loss)	Net unrealized gain (loss) on cash flow hedges	Accumulated other comprehensive income (loss)
Beginning balance	$(25,348)	$(250)	$(25,598)
Other comprehensive income before reclassifications	1,266	36	1,302
Amounts reclassified from accumulated other comprehensive income (loss) for gain realized	—	(33)	(33)
Total other comprehensive income, net of taxes	1,266	3	1,269
Ending balance	$(24,082)	$(247)	$(24,329)

Third Quarter Fiscal 2012	Foreign currency translation gain (loss)	Net unrealized gain (loss) on cash flow hedges	Accumulated other comprehensive income (loss)
Beginning balance	$(24,059)	$594	$(23,465)
Other comprehensive income (loss) before reclassifications	1,031	(758)	273
Amounts reclassified from accumulated other comprehensive income (loss) for loss realized	—	164	164
Total other comprehensive income (loss), net of taxes	1,031	(594)	437
Ending balance	$(23,028)	$—	$(23,028)

First Nine Months Fiscal 2013	Foreign currency translation gain (loss)	Net unrealized gain (loss) on cash flow hedges	Accumulated other comprehensive income (loss)
Beginning balance	$(23,986)	$(599)	$(24,585)
Other comprehensive (loss) income before reclassifications	(96)	407	311
Amounts reclassified from accumulated other comprehensive income (loss) for gain realized	—	(55)	(55)
Total other comprehensive (loss) income, net of taxes	(96)	352	256
Ending balance	$(24,082)	$(247)	$(24,329)

First Nine Months Fiscal 2012	Foreign currency translation gain (loss)	Net unrealized gain (loss) on cash flow hedges	Accumulated other comprehensive income (loss)
Beginning balance	$(24,157)	$483	$(23,674)
Other comprehensive income (loss) before reclassifications	1,129	(1,164)	(35)
Amounts reclassified from accumulated other comprehensive income (loss) for loss realized	—	681	681
Total other comprehensive income (loss), net of taxes	1,129	(483)	646
Ending balance	$(23,028)	$—	$(23,028)

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

Our business strategy is to develop and market compelling lifestyle brands and products that evoke a strong emotional response from our target consumers. We strive to exploit the potential of our existing brands and products and, as suitable opportunities arise, we may acquire additional lifestyle brands that we believe fit within our business model. We believe that lifestyle branded products that create an emotional connection with our target consumers can command greater customer loyalty and higher price points at retail, resulting in higher earnings. We also believe a successful lifestyle brand opens up greater opportunities for direct to consumer and licensing operations.

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

We believe the global economic conditions and resulting economic uncertainty that have prevailed in recent years continue to impact each of our operating groups, and the apparel industry as a whole. Although some signs of economic improvements exist in the United States, the retail environment remains promotional and economic uncertainty remains. Further, the economies of the United Kingdom and Europe, which are important to our Ben Sherman operating group, continue to struggle more than the economy in the United States. We anticipate that sales of our products may continue to be negatively impacted as long as there is an elevated level of economic uncertainty. Additionally, we were impacted in recent periods by pricing pressures on raw materials, fuel, transportation, labor and other costs necessary for the production and sourcing of apparel products, which continues in fiscal 2013.

We believe that our Tommy Bahama® and Lilly Pulitzer® lifestyle brands have significant opportunities for long-term growth in their direct to consumer businesses through expansion of our retail store operations, as we add additional retail store locations, and increases in same store and e-commerce sales, with e-commerce likely to grow at a faster rate than retail store operations. We also believe that these lifestyle brands provide an opportunity for moderate sales increases in their wholesale businesses in the long-term primarily from our current customers adding to their existing door count and the selective addition of new wholesale customers. We believe that we must continue to invest in our Tommy Bahama and Lilly Pulitzer lifestyle brands in order to take advantage of long-term growth opportunities.

We believe that the tailored clothing environment will continue to be very challenging, with competition and costing pressures negatively impacting operating income in Lanier Clothes in the near term. The Ben Sherman lifestyle brand has recently faced challenges due to our ongoing elevation of the distribution of the brand, the sluggish economic conditions in the United Kingdom and Europe and missteps in the merchandise mix in our own retail stores during the second half of fiscal

2012. We believe that in the long-term Ben Sherman will have opportunities to improve its operating results if the elevation of the brand is successful and the economic conditions in the United Kingdom and Europe improve.

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

The following table sets forth our consolidated operating results (in thousands, except per share amounts) for the first nine months of fiscal 2013 compared to the first nine months of fiscal 2012:

	First Nine Months Fiscal 2013	First Nine Months Fiscal 2012
Net sales	$666,733	$619,296
Operating income	$58,324	$59,026
Net earnings	$30,318	$26,040
Net earnings per diluted share	$1.84	$1.57

The primary reasons for the higher earnings in the first nine months of fiscal 2013 were:

•
The first nine months of fiscal 2012 including a charge of $9.1 million related to a loss on the repurchase of senior notes, which resulted from our July 2012 redemption of the remaining $105 million in aggregate principal amount of our 11 3/8% senior notes using borrowings under our U.S. Revolving Credit Agreement, with no loss on repurchase of senior notes in the first nine months of fiscal 2013;

•
A $4.7 million reduction in interest expense in the first nine months of fiscal 2013 to $3.2 million primarily due to our borrowing at lower interest rates in the first nine months of fiscal 2013 compared to the first nine months of fiscal 2012 as a result of our July 2012 senior notes redemption;

•	An increase in net sales in both the Tommy Bahama and Lilly Pulitzer operating groups;

•	A $1.6 million reduction in the charge for the change in fair value of contingent consideration; and

•	Improved operating results in Corporate and Other.

These items were partially offset by:

•
An increase in SG&A for Tommy Bahama and Lilly Pulitzer which was primarily due to the $26.4 million of incremental SG&A associated with the operation of retail stores opened in fiscal 2012 and fiscal 2013 and other SG&A increases to support the growing Tommy Bahama and Lilly Pulitzer businesses;

•	A decrease in net sales and operating results at both Lanier Clothes and Ben Sherman;

•
A higher effective tax rate in the first nine months of fiscal 2013 primarily due to our inability to recognize the income tax benefit of losses in foreign jurisdictions in both periods, with the impact of the foreign losses in the first nine months of fiscal 2012 being partially offset by the impact of certain favorable discrete items; and

•
$1.4 million of charges in the aggregate incurred in the first nine months of fiscal 2013 related to an inventory step-up charge and amortization of intangible assets as a result of our acquisition of the Tommy Bahama operations in Canada in the second quarter of fiscal 2013.

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

Tommy Bahama designs, sources, markets and distributes men’s and women’s sportswear and related products. The target consumers of Tommy Bahama are primarily affluent men and women age 35 and older who embrace a relaxed and casual approach to daily living. Tommy Bahama products can be found in our Tommy Bahama stores within and outside the United States and on our Tommy Bahama e-commerce website, tommybahama.com, as well as in better department stores and independent specialty stores throughout the United States. We also operate Tommy Bahama restaurants and license the Tommy Bahama name for various product categories. As of November 2, 2013, we operated 137 owned Tommy Bahama retail stores, including 90 full-price stores, 14 restaurant-retail locations and 33 outlet stores. This includes 126 owned North America and 11 owned Asia-Pacific retail store locations.

Lilly Pulitzer designs, sources and distributes upscale collections of women’s and girl’s dresses, sportswear and related products. Lilly Pulitzer was originally created in the late 1950’s and is an affluent brand with a heritage and aesthetic based on the Palm Beach resort lifestyle. The brand is somewhat unique among women’s brands in that it has demonstrated multi-generational appeal, including young women in college or recently graduated from college; young mothers with their daughters; and women who are not tied to the academic calendar. Lilly Pulitzer products can be found in our owned Lilly Pulitzer stores, in Lilly Pulitzer Signature Stores and on our Lilly Pulitzer website, lillypulitzer.com, as well as in better department and independent specialty stores. We also license the Lilly Pulitzer name for various product categories. As of November 2, 2013, we operated 22 owned Lilly Pulitzer retail stores.

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

Ben Sherman is a London-based designer, marketer and distributor of men’s branded sportswear and related products. Ben Sherman was established in 1963 as an edgy shirt brand that was adopted by the “Mods” and has throughout its history been inspired by what is new and current in British art, music, culture and style. The brand has evolved into a British modernist lifestyle brand of apparel targeted at style conscious men ages 25 to 40 in multiple markets throughout the world. Ben Sherman products can be found in better department stores, a variety of independent specialty stores and our owned and licensed Ben Sherman retail stores, as well as on Ben Sherman e-commerce websites. We also license the Ben Sherman name for various product categories. As of November 2, 2013 we operated 17 owned Ben Sherman international and domestic retail stores, including 11 full-price retail stores and six outlets.

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

COMPARABLE STORE SALES

We often disclose comparable store sales in order to provide additional information regarding changes in our results of operations between periods. Our disclosures of comparable store sales include sales from full-price stores and our e-commerce sites, excluding sales associated with e-commerce flash clearance sales. We believe that given the similar nature and process of inventory planning, allocation and return policy, as well as our cross-channel marketing and other initiatives, for the direct to consumer channel, the inclusion of our e-commerce sites in the comparable store sales disclosures is a more meaningful way of reporting our comparable store sales results. For our comparable store sales disclosures, we exclude (1) outlet store sales, warehouse sales and amounts related to e-commerce flash clearance sales, as those sales are used primarily to liquidate end of season inventory, which may vary significantly depending on the level of end of season inventory on hand and generally occurs at lower gross margins than our full-price direct to consumer sales and (2) restaurant sales as we do not believe that the inclusion of restaurant sales is meaningful in assessing our results of operations.

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

RESULTS OF OPERATIONS

THIRD QUARTER OF FISCAL 2013 COMPARED TO THIRD QUARTER OF FISCAL 2012

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

	Third Quarter Fiscal 2013		Third Quarter Fiscal 2012		$ Change	% Change
Net sales	$197,506	100.0%	$181,414	100.0%	$16,092	8.9%
Cost of goods sold	92,721	46.9%	84,592	46.6%	8,129	9.6%
Gross profit	104,785	53.1%	96,822	53.4%	7,963	8.2%
SG&A	104,434	52.9%	94,146	51.9%	10,288	10.9%
Change in fair value of contingent consideration	68	—	600	0.3%	(532)	(88.7)%
Royalties and other operating income	4,268	2.2%	3,844	2.1%	424	11.0%
Operating income	4,551	2.3%	5,920	3.3%	(1,369)	(23.1)%
Interest expense, net	1,195	0.6%	959	0.5%	236	24.6%
Net earnings before income taxes	3,356	1.7%	4,961	2.7%	(1,605)	(32.4)%
Income taxes	2,467	1.2%	1,951	1.1%	516	26.4%
Net earnings	$889	0.5%	$3,010	1.7%	$(2,121)	(70.5)%

The discussion and tables below compare certain line items included in our statements of earnings for the third quarter of fiscal 2013 to the third quarter of fiscal 2012. Each dollar and percentage change provided reflects the change between these periods unless indicated otherwise. Each dollar and share amount included in the tables is in thousands except for per share amounts. Individual line items of our consolidated statements of earnings may not be directly comparable to those of our competitors, as classification of certain expenses may vary by company.

Net Sales

	Third Quarter Fiscal 2013	Third Quarter Fiscal 2012	$ Change	% Change
Tommy Bahama	$113,528	$103,193	$10,335	10.0%
Lilly Pulitzer	30,326	26,939	3,387	12.6%
Lanier Clothes	30,144	27,180	2,964	10.9%
Ben Sherman	18,627	19,781	(1,154)	(5.8)%
Corporate and Other	4,881	4,321	560	13.0%
Total net sales	$197,506	$181,414	$16,092	8.9%

Consolidated net sales increased $16.1 million, or 8.9%, in the third quarter of fiscal 2013 compared to the third quarter of fiscal 2012 primarily due to the net sales increases at Tommy Bahama, Lilly Pulitzer and Lanier Clothes, which were partially offset by decreased net sales at Ben Sherman, each as discussed below. Further, as consolidated direct to consumer sales grew and consolidated wholesale sales were comparable between the two periods, during the third quarter of fiscal 2013, net sales in the direct to consumer channel of distribution represented a greater percentage of net sales as compared to the third quarter of fiscal 2012, as presented below:

	Third Quarter Fiscal 2013	Third Quarter Fiscal 2012
Full-price retail stores and outlets	36%	33%
E-commerce	11%	10%
Restaurant	6%	6%
Wholesale	47%	51%
Total	100%	100%

Tommy Bahama:

The Tommy Bahama sales increase of $10.3 million, or 10.0%, was primarily driven by (1) a net sales increase of $8.1 million associated with domestic retail stores and outlet stores opened during fiscal 2012 and fiscal 2013 and Canadian retail stores acquired during the second quarter of fiscal 2013, (2) a $2.9 million, or 8%, increase in comparable store sales, which includes full price retail stores and e-commerce sales, to $40.2 million in the third quarter of fiscal 2013 compared to $37.3 million in the third quarter of fiscal 2012, (3) a net sales increase of $1.8 million attributable to the expansion of our Tommy Bahama operations in the Asia-Pacific region and (4) a net sales increase of $1.1 million in our North American restaurant operations. These increases in sales were partially offset by a $3.4 million decrease in North American wholesale sales during the third quarter of fiscal 2013, after giving effect to our acquisition of the Tommy Bahama operations in Canada during the second quarter of fiscal 2013. Tommy Bahama’s apparel unit sales increased by 4.9% driven by higher volume in the direct to consumer distribution channel which was partially offset by lower volume in the wholesale distribution channel, and the average selling price per apparel unit increased by 4.6% as sales in the direct to consumer channel of distribution, which generally have a higher sales price per unit than wholesale sales, represented a greater proportion of Tommy Bahama net sales in the third quarter of fiscal 2013. The following table presents the proportion of net sales by distribution channel for Tommy Bahama for each period presented:

	Third Quarter Fiscal 2013	Third Quarter Fiscal 2012
Full-price retail stores and outlets	50%	46%
E-commerce	8%	7%
Restaurant	11%	10%
Wholesale	31%	37%
Total	100%	100%

Lilly Pulitzer:

The Lilly Pulitzer sales increase of $3.4 million, or 12.6%, was primarily driven by (1) $7.6 million of e-commerce flash sales in the third quarter of fiscal 2013, which represented a $1.5 million increase from the third quarter of fiscal 2012, (2) a $1.1 million increase in wholesale sales during the third quarter of fiscal 2013 and (3) a net sales increase of $1.0 million associated with retail stores opened in fiscal 2012 and fiscal 2013. These increases in net sales were partially offset by a 2% decrease in comparable store sales to $8.7 million in the third quarter of fiscal 2013 compared to $8.9 million in the third quarter of fiscal 2012. Lilly Pulitzer’s apparel unit sales decreased by 2.0% while the average selling price per unit increased by 14.9%. The decrease in units sold was primarily due to a decrease in units of certain lower priced product items including accessories. The increased selling price per unit primarily resulted from the higher proportion of direct to consumer sales in the third quarter of fiscal 2013 and the higher proportion of sales of higher priced products in the current year, as accessories represented a lower proportion of sales.  The following table presents the proportion of net sales by distribution channel for Lilly Pulitzer for each period presented:

	Third Quarter Fiscal 2013	Third Quarter Fiscal 2012
Full-price retail stores and warehouse sales	26%	26%
E-commerce	37%	36%
Wholesale	37%	38%
Total	100%	100%

Lanier Clothes:

The increase in net sales for Lanier Clothes of $3.0 million, or 10.9%, was primarily due to the increase in sales in the branded business, which was partially offset by a decrease in private label sales. The increase in sales was primarily due to the timing of wholesale orders, with some sales shifting from the second quarter to the third quarter in fiscal 2013, and certain new branded programs. Unit sales increased 13.8% driven by the increase in the branded sales. A decrease in average selling price per unit of 2.5% was primarily due to (1) a change in product mix, as more products sold during the third quarter of fiscal 2013 were lower price per unit items, including pants and separates, and (2) the continued pricing pressures in the tailored clothing business.

Ben Sherman:

Net sales for Ben Sherman decreased by $1.2 million, or 5.8%, in the third quarter of fiscal 2013 compared to the third quarter of fiscal 2012, primarily due to a $1.4 million decline in Ben Sherman wholesale sales resulting from the exit from certain wholesale customers, particularly in the United States, with direct to consumer net sales increasing slightly, in part due to higher comparable store sales.

During the third quarter of fiscal 2013, Ben Sherman experienced a reduction in unit volume of 7.3% primarily attributable to our exit from certain wholesale accounts in the United States. The lower United States wholesale unit sales that negatively impacted sales were partially offset by certain wholesale sales in the United Kingdom shifting from the second quarter of fiscal 2013 to the third quarter of fiscal 2013 and higher sales in the direct to consumer channel of distribution. The reduction in units sold was partially offset by an increase in the average selling price per unit of 1.5%, reflecting the higher proportion of direct to consumer sales in the third quarter of fiscal 2013. The following table presents the proportion of net sales by distribution channel for Ben Sherman for each period presented:

	Third Quarter Fiscal 2013	Third Quarter Fiscal 2012
Wholesale	61%	65%
Direct to consumer	39%	35%
Total	100%	100%

Corporate and Other:

Corporate and Other net sales primarily consisted of the net sales of our Oxford Golf business and our Lyons, Georgia distribution center. The $0.6 million increase in net sales for Corporate and Other was primarily driven by higher net sales in our Oxford Golf business during the third quarter of fiscal 2013.

Gross Profit

The table below presents gross profit by operating group and in total for the third quarter of fiscal 2013 and the third quarter of fiscal 2012 as well as the change between those two periods. Our gross profit and gross margin, which is calculated as gross profit divided by net sales, may not be directly comparable to those of our competitors, as statement of operations classification of certain expenses may vary by company.

	Third Quarter Fiscal 2013	Third Quarter Fiscal 2012	$ Change	% Change
Tommy Bahama	$67,726	$61,162	$6,564	10.7%
Lilly Pulitzer	17,444	15,970	1,474	9.2%
Lanier Clothes	8,513	7,396	1,117	15.1%
Ben Sherman	9,078	9,906	(828)	(8.4)%
Corporate and Other	2,024	2,388	(364)	(15.2)%
Total gross profit	$104,785	$96,822	$7,963	8.2%
LIFO credit included in Corporate and Other	$(210)	$(426)
Inventory step-up charge included in Tommy Bahama associated with Tommy Bahama Canada acquisition	$424	$—

The increase in consolidated gross profit was primarily driven by the higher net sales in Tommy Bahama, Lilly Pulitzer and Lanier Clothes partially offset by the lower net sales in Ben Sherman, each as discussed above, as well as the unfavorable impact of purchase accounting and LIFO accounting. In addition to the impact of changes in net sales, gross profit on a consolidated basis and for each operating group was also impacted by the changes in gross margin by operating group, as discussed below. The table below presents gross margin by operating group and in total for the third quarter of fiscal 2013 and the third quarter of fiscal 2012.

	Third Quarter Fiscal 2013	Third Quarter Fiscal 2012
Tommy Bahama	59.7%	59.3%
Lilly Pulitzer	57.5%	59.3%
Lanier Clothes	28.2%	27.2%
Ben Sherman	48.7%	50.1%
Corporate and Other	41.5%	55.3%
Consolidated gross margin	53.1%	53.4%

On a consolidated basis, the decrease in gross margin from the third quarter of fiscal 2012 to the third quarter of fiscal 2013 was in part due to the net impact of the LIFO accounting and the inventory step-up charge in the third quarter of fiscal 2013. After removing the impact of these items, consolidated gross margins were comparable between periods as the changes in consolidated sales mix and the various impacts of changes of gross margins within our operating groups generally offset one another despite direct to consumer sales representing a greater percentage of consolidated net sales.

The higher gross margin at Tommy Bahama was primarily due to the change in the proportion of sales in each distribution channel as sales in the direct to consumer distribution channel, which typically have higher gross margins than the wholesale distribution channel, represented a greater proportion of Tommy Bahama’s net sales in the third quarter of fiscal 2013. The change in sales mix towards the direct to consumer channel of distribution offset the negative impact of $0.4 million of purchase accounting charges recognized in cost of goods sold in the third quarter of fiscal 2013 related to the acquisition of the previously licensed business in Canada. We do not anticipate any charges for inventory step-up beyond the third quarter of fiscal 2013 related to this acquisition.

The decrease in gross margin for Lilly Pulitzer from the third quarter of fiscal 2012 to the third quarter of fiscal 2013 was primarily driven by (1) a larger e-commerce flash clearance sale in the third quarter of fiscal 2013 than in the prior year, with these sales typically having gross margins more in line with wholesale sales than direct to consumer sales, (2) a change in sales mix with sportswear, which generally has lower gross margins, representing a greater proportion of Lilly Pulitzer sales in the third quarter of fiscal 2013, (3) more promotions in our Lilly Pulitzer direct to consumer operations, including our e-commerce operations offering free shipping on a more frequent basis, and (4) higher off-price wholesale sales in the third quarter of fiscal 2013 due to the timing of certain inventory liquidation.

The increase in gross margin at Lanier Clothes was primarily the result of a change in the sales mix within Lanier Clothes. We anticipate that gross margins in the short-term may decrease primarily due to a change in sales mix.

The decrease in gross margin at Ben Sherman reflects a higher proportion of off-price sales in the wholesale business, which exceeded the impact of a greater proportion of net sales in the direct to consumer channel of distribution and higher gross margins within the Ben Sherman direct to consumer operations. The higher proportion of off-price wholesale sales were necessary to appropriately manage inventory levels that resulted from the merchandising missteps which occurred in the second half of fiscal 2012 and impacted our product assortment into the first half of fiscal 2013.

The gross profit in Corporate and Other in each period primarily reflects (1) the gross profit of our Oxford Golf and Lyons, Georgia distribution center operations, (2) the impact of LIFO accounting adjustments and (3) the impact of certain consolidating adjustments. Gross margins for the Oxford Golf business declined in the third quarter of fiscal 2013, and there was a net unfavorable impact of LIFO accounting between the two periods. The LIFO accounting credit was $0.2 million in the third quarter of fiscal 2013 compared to a credit of $0.4 million in the third quarter of fiscal 2012.

SG&A

	Third Quarter Fiscal 2013	Third Quarter Fiscal 2012	$ Change	% Change
SG&A	$104,434	$94,146	$10,288	10.9%
SG&A (as % of net sales)	52.9%	51.9%
Amortization of intangible assets included in Tommy Bahama associated with Tommy Bahama Canada acquisition	$329	$—

The increase in SG&A was primarily due to (1) $7.9 million of incremental SG&A in the third quarter of fiscal 2013 associated with operating additional Tommy Bahama retail stores and restaurants and Lilly Pulitzer stores and (2) higher costs, consisting primarily of employment expenses, to support the growing Tommy Bahama and Lilly Pulitzer businesses. The incremental SG&A costs of operating additional Tommy Bahama retail stores and restaurants include incremental costs associated with North American and Asia-Pacific locations. The increases in SG&A for Tommy Bahama and Lilly Pulitzer were partially offset by SG&A reductions in Ben Sherman.

SG&A included $0.5 million of amortization of intangible assets in the third quarter of fiscal 2013 compared to $0.3 million in the third quarter of fiscal 2012 with the increase being the $0.3 million of amortization associated with the intangible assets acquired as part of the acquisition of the previously licensed Tommy Bahama business operations in Canada. We anticipate that amortization of intangible assets for fiscal 2013 will be approximately $1.8 million, with approximately $1.0 million of the amortization reflecting nine months of amortization of the intangible assets acquired as part of the Tommy Bahama Canada acquisition from the date of acquisition through the end of the 2013 fiscal year. However, the amount of amortization for the full year may change as we finalize our purchase price allocation associated with the Tommy Bahama Canada acquisition.

Change in fair value of contingent consideration

	Third Quarter Fiscal 2013	Third Quarter Fiscal 2012	$ Change	% Change
Change in fair value of contingent consideration	$68	$600	$(532)	(88.7)%

Change in fair value of contingent consideration reflects the current period impact of the change in the fair value of the contingent consideration obligation associated with the Lilly Pulitzer acquisition, as discussed in our Annual Report on Form 10-K for fiscal 2012. The decrease in change in fair value of contingent consideration in the third quarter of fiscal 2013 was primarily due to the significant increase in the fair value of the contingent consideration recognized in the fourth quarter of fiscal 2012 which resulted from our assessment of greater certainty that the full amount of the contingent consideration will be paid in the future. We anticipate that the charge for the change in the fair value of the contingent consideration for the full 2013 fiscal year will be $0.3 million.

Royalties and other operating income

	Third Quarter Fiscal 2013	Third Quarter Fiscal 2012	$ Change	% Change
Royalties and other operating income	$4,268	$3,844	$424	11.0%

Royalties and other operating income in the third quarter of fiscal 2013 primarily reflect income received from third parties from the licensing of our Tommy Bahama, Ben Sherman and Lilly Pulitzer brands. The increase in royalties and other income was primarily due to increased royalty income for Tommy Bahama and Lilly Pulitzer and higher other income in Corporate and Other partially offset by lower royalty income for Ben Sherman.

Operating income (loss)

	Third Quarter Fiscal 2013	Third Quarter Fiscal 2012	$ Change	% Change
Tommy Bahama	$971	$3,366	$(2,395)	(71.2)%
Lilly Pulitzer	3,947	3,528	419	11.9%
Lanier Clothes	3,414	2,402	1,012	42.1%
Ben Sherman	(1,873)	(2,149)	276	12.8%
Corporate and Other	(1,908)	(1,227)	(681)	(55.5)%
Total operating income	$4,551	$5,920	$(1,369)	(23.1)%
LIFO credit included in Corporate and Other	$(210)	$(426)
Inventory step-up charge included in Tommy Bahama associated with Tommy Bahama Canada acquisition	$424	$—
Amortization of intangible assets included in Tommy Bahama associated with Tommy Bahama Canada acquisition	$329	$—
Change in fair value of contingent consideration included in Lilly Pulitzer	$68	$600

Operating income, on a consolidated basis, was $4.6 million in the third quarter of fiscal 2013 compared to $5.9 million in the third quarter of fiscal 2012. The 23.1% decrease in operating income was primarily due to the lower operating results of Tommy Bahama and Corporate and Other partially offset by improved operating results in Lanier Clothes, Lilly Pulitzer and Ben Sherman.  Changes in operating income (loss) by operating group are discussed below.

Tommy Bahama:

	Third Quarter Fiscal 2013	Third Quarter Fiscal 2012	$ Change	% Change
Net sales	$113,528	$103,193	$10,335	10.0%
Gross margin	59.7%	59.3%
Operating income (loss)	$971	$3,366	$(2,395)	(71.2)%
Operating income as % of net sales	0.9%	3.3%
Inventory step-up charge included in Tommy Bahama associated with Tommy Bahama Canada acquisition	$424	$—
Amortization of intangible assets included in Tommy Bahama associated with Tommy Bahama Canada acquisition	$329	$—

The decrease in operating income for Tommy Bahama was primarily attributable to the higher SG&A associated with operating additional retail stores during the third quarter, which is not a strong direct to consumer sales quarter for Tommy Bahama, and the impact of the $0.4 million of inventory step-up charge and $0.3 million of amortization of intangible assets associated with Tommy Bahama Canada. The increased SG&A was primarily associated with (1) operating additional North American and Asia-Pacific retail stores and restaurants in fiscal 2013 which resulted in $7.0 million of incremental SG&A and (2) higher costs to support the growing Tommy Bahama business. These items that negatively impacted operating income were partially offset by higher net sales, gross margin and royalty income, each as discussed above.

Due to seasonality, certain of our Tommy Bahama retail stores typically do not earn a profit during the third quarter of our fiscal year. As we add more retail stores in the future, those additional stores may further decrease Tommy Bahama's operating results during the third quarter. Thus, as Tommy Bahama's retail store operations continue to expand to represent a larger proportion of the Tommy Bahama business, the operating results gap between the strong first, second and fourth quarters and the smaller third quarter may widen.

The third quarter of fiscal 2013 included an operating loss of $2.5 million related to our Tommy Bahama Asia-Pacific expansion compared to an operating loss of $2.6 million in the third quarter of fiscal 2012. We anticipate that in the fourth quarter the operating losses related to our Asia-Pacific operations will not be as significant as the prior year; however, we believe that the operating loss for fiscal 2013 for these operations will be approximately $13 million.

Lilly Pulitzer:

	Third Quarter Fiscal 2013	Third Quarter Fiscal 2012	$ Change	% Change
Net sales	$30,326	$26,939	$3,387	12.6%
Gross margin	57.5%	59.3%
Operating income	$3,947	$3,528	$419	11.9%
Operating income as % of net sales	13.0%	13.1%
Change in fair value of contingent consideration included in Lilly Pulitzer	$68	$600

The increase in operating income in Lilly Pulitzer for the third quarter of fiscal 2013 compared to the third quarter of fiscal 2012 was primarily due to the higher net sales for Lilly Pulitzer, a $0.5 million lower charge for the change in fair value of contingent consideration and higher royalty income, each as discussed above. These items that favorably impacted operating income were offset by lower gross margin and increased SG&A. The increased SG&A was primarily associated with (1) higher costs, consisting primarily of employment expenses, to support the growing Lilly Pulitzer business and (2) $0.9 million of incremental SG&A associated with the cost of operating additional retail stores during fiscal 2013.

Lanier Clothes:

	Third Quarter Fiscal 2013	Third Quarter Fiscal 2012	$ Change	% Change
Net sales	$30,144	$27,180	$2,964	10.9%
Gross margin	28.2%	27.2%
Operating income	$3,414	$2,402	$1,012	42.1%
Operating income as % of net sales	11.3%	8.8%

The increase in operating income for Lanier Clothes was primarily the result of the higher sales and higher gross margins, as discussed above, with only a nominal increase in SG&A.

Ben Sherman:

	Third Quarter Fiscal 2013	Third Quarter Fiscal 2012	$ Change	% Change
Net sales	18,627	19,781	(1,154)	(5.8)%
Gross margin	48.7%	50.1%
Operating loss	(1,873)	(2,149)	276	12.8%
Operating loss as % of net sales	(10.1)%	(10.9)%

The improved operating results for Ben Sherman were primarily due to lower SG&A in the third quarter of fiscal 2013 as compared to the prior year. The reduction in SG&A exceeded the impact of lower sales, lower gross margins and lower royalty income, each as discussed above.

Corporate and Other:

	Third Quarter Fiscal 2013	Third Quarter Fiscal 2012	$ Change	% Change
Net sales	$4,881	$4,321	$560	13.0%
Operating loss	$(1,908)	$(1,227)	$(681)	(55.5)%
LIFO credit included in Corporate and Other	$(210)	$(426)

The Corporate and Other operating results decreased by $0.7 million from a loss of $1.2 million in the third quarter of fiscal 2012 to a loss of $1.9 million in the third quarter of fiscal 2013. The lower operating results were primarily due to higher Corporate and Other SG&A, including increases in the growing Oxford Golf business, and the $0.2 million net unfavorable impact of LIFO accounting between the two periods partially offset by (1) the higher sales of the Oxford Golf and Lyons, Georgia distribution center operations and (2) higher other income in Corporate and Other.

Interest expense, net

	Third Quarter Fiscal 2013	Third Quarter Fiscal 2012	$ Change	% Change
Interest expense, net	$1,195	$959	$236	24.6%

Interest expense for the third quarter of fiscal 2013 increased from the prior year primarily due to our higher levels of borrowings in the third quarter of fiscal 2013 compared to the levels of borrowings in the third quarter of fiscal 2012.  During the third quarter of fiscal 2013 and the third quarter of fiscal 2012, substantially all of our borrowings were under our U.S. Revolving Credit Agreement. We anticipate interest expense for the fourth quarter of fiscal 2013 will be approximately $1.1 million.

Income taxes

	Third Quarter Fiscal 2013	Third Quarter Fiscal 2012	$ Change	% Change
Income taxes	2,467	1,951	516	26.4%
Effective tax rate	73.5%	39.3%

Income tax expense for the third quarter of fiscal 2013 increased compared to the third quarter of fiscal 2012 due to an increase in the effective tax rate. The effective tax rates for both periods reflect the impact of foreign losses for which we are not able to recognize an income tax benefit as well as changes to the projected earnings by jurisdiction for the fiscal year. The effective tax rate for the third quarter of fiscal 2012 was also impacted by certain favorable discrete items, including a reduction in income tax contingency reserves upon the expiration of the corresponding statute of limitations totaling approximately $2.1 million, which offset the unfavorable impact of the foreign losses. We anticipate that our effective tax rate for the full year fiscal 2013 will be approximately 43%. Our effective tax rate in future years will be dependent upon our ability to recognize an income tax benefit for foreign losses and the amount of taxable income (loss) in foreign jurisdictions in future years, among other factors.

Net earnings

	Third Quarter Fiscal 2013	Third Quarter Fiscal 2012
Net earnings	$889	$3,010
Net earnings per diluted share	$0.05	$0.18
Weighted average shares outstanding - diluted	16,435	16,591

The lower net earnings for the third quarter of fiscal 2013 compared to the third quarter of fiscal 2012 were primarily due to (1) lower operating results for Tommy Bahama and Corporate and Other and (2) a higher effective tax rate which were partially offset by improved operating results for Lanier Clothes, Lilly Pulitzer and Ben Sherman.

FIRST NINE MONTHS OF FISCAL 2013 COMPARED TO FIRST NINE MONTHS OF FISCAL 2012

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

	First Nine Months Fiscal 2013		First Nine Months Fiscal 2012		$ Change	% Change
Net sales	$666,733	100.0%	$619,296	100.0%	47,437	7.7%
Cost of goods sold	291,024	43.6%	274,980	44.4%	16,044	5.8%
Gross profit	375,709	56.4%	344,316	55.6%	31,393	9.1%
SG&A	329,883	49.5%	295,656	47.7%	34,227	11.6%
Change in fair value of contingent consideration	206	—	1,800	0.3%	(1,594)	(88.6)%
Royalties and other operating income	12,704	1.9%	12,166	2.0%	538	4.4%
Operating income	58,324	8.7%	59,026	9.5%	(702)	(1.2)%
Interest expense, net	3,173	0.5%	7,876	1.3%	(4,703)	(59.7)%
Loss on repurchase of senior notes	—	—	9,143	1.5%	(9,143)	(100.0)%
Net earnings before income taxes	55,151	8.3%	42,007	6.8%	13,144	31.3%
Income taxes	24,833	3.7%	15,967	2.6%	8,866	55.5%
Net earnings	$30,318	4.5%	$26,040	4.2%	$4,278	16.4%

The discussion and tables below compare certain line items included in our statements of earnings for the first nine months of fiscal 2013 to the first nine months of fiscal 2012. Each dollar and percentage change provided reflects the change between these periods unless indicated otherwise. Each dollar and share amount included in the tables is in thousands except for per share amounts. Individual line items of our consolidated statements of earnings may not be directly comparable to those of our competitors, as classification of certain expenses may vary by company.

Net Sales

	First Nine Months Fiscal 2013	First Nine Months Fiscal 2012	$ Change	% Change
Tommy Bahama	$417,174	$371,790	$45,384	12.2%
Lilly Pulitzer	107,939	93,475	14,464	15.5%
Lanier Clothes	79,719	84,995	(5,276)	(6.2)%
Ben Sherman	47,138	57,234	(10,096)	(17.6)%
Corporate and Other	14,763	11,802	2,961	25.1%
Total net sales	$666,733	$619,296	$47,437	7.7%

Consolidated net sales increased $47.4 million, or 7.7%, in the first nine months of fiscal 2013 compared to the first nine months of fiscal 2012 primarily due to the net sales increases at Tommy Bahama and Lilly Pulitzer, which were partially offset by decreased net sales at Lanier Clothes and Ben Sherman, each as discussed below. Further, as direct to consumer sales grew at a faster rate than wholesales sales, net sales in the direct to consumer channel of distribution represented a greater percentage of consolidated net sales as compared to the first nine months of fiscal 2012, as presented below:

	First Nine Months Fiscal 2013	First Nine Months Fiscal 2012
Full-price retail stores and outlets	39%	36%
E-commerce	11%	9%
Restaurant	7%	7%
Wholesale	43%	48%
Total	100%	100%

Tommy Bahama:

The Tommy Bahama sales increase of $45.4 million, or 12.2%, was primarily driven by (1) a net sales increase of $26.3 million associated with domestic retail stores and outlet stores opened during fiscal 2012 and fiscal 2013 and Canadian retail store operations acquired during the second quarter of fiscal 2013, (2) a $16.9 million, or 11%, increase in comparable store sales to $174.0 million in the first nine months of fiscal 2013 compared to $157.1 million in the first nine months of fiscal 2012, (3) a net sales increase of $6.3 million attributable to the expansion of our Tommy Bahama operations in the Asia-Pacific region and (4) an increase in North American restaurant sales. These increases in sales were partially offset by (1) a $6.4 million sales decrease in the North American wholesale business, which included a shift in the timing of shipments, in part due to the impact of the 53rd week in fiscal 2012, which resulted in more spring 2013 product being shipped during fiscal 2012 as compared to the prior year, and reductions in orders from certain wholesale customers, and (2) lower sales in outlet stores that were opened prior to fiscal 2012. Tommy Bahama’s apparel unit sales increased by 8.0%, driven by higher volume in the direct to consumer distribution channel partially offset by lower volume in the wholesale distribution channel, and the average selling price per apparel unit increased by 4.1% as sales in the direct to consumer channel of distribution, which generally have a higher sales price per unit than wholesale sales, represented a greater proportion of Tommy Bahama net sales in the first nine months of fiscal 2013. The following table presents the proportion of net sales by distribution channel for Tommy Bahama for each period presented:

	First Nine Months Fiscal 2013	First Nine Months Fiscal 2012
Full-price retail stores and outlets	50%	47%
E-commerce	11%	9%
Restaurant	11%	11%
Wholesale	28%	33%
Total	100%	100%

Lilly Pulitzer:

The Lilly Pulitzer sales increase of $14.5 million, or 15.5%, was primarily driven by (1) a net sales increase of $5.6 million associated with retail stores opened in fiscal 2012 and fiscal 2013, (2) a $3.1 million, or 8%, increase in comparable store sales to $40.3 million in the first nine months of fiscal 2013 compared to $37.2 million in the first nine months of fiscal 2012, (3) a wholesale sales increase of $4.3 million reflecting an increase in full-price and off-price wholesale sales and (4) $2.0 million of higher e-commerce flash clearance sales and warehouse sales in the first nine months of fiscal 2013. Lilly Pulitzer’s apparel unit sales increased by 1.3% while the average selling price per apparel unit increased by 13.9%. The increase in units sold was driven by increased units in all channels of distribution. The increased selling price per unit primarily resulted from a higher proportion of direct to consumer sales in the first nine months of fiscal 2013 as well as a change in product mix.  The following table presents the proportion of net sales by distribution channel for Lilly Pulitzer for each period presented:

	First Nine Months Fiscal 2013	First Nine Months Fiscal 2012
Full-price retail stores and warehouse sales	32%	31%
E-commerce	24%	22%
Wholesale	44%	47%
Total	100%	100%

Lanier Clothes:

The decrease in net sales for Lanier Clothes of $5.3 million, or 6.2%, was due to a decrease in sales in both the branded and private label businesses. The decrease in sales was primarily due to the timing of wholesale orders, as some sales that have historically occurred in the first half shifted into the fourth quarter of fiscal 2012, reduced volume in or exit from certain programs, and softness in the suits business of certain of our customers. These factors resulted in a 1.4% decrease in unit sales. A decrease in average selling price per unit of 4.9% was primarily due to a change in product mix, with certain lower price items, including pants and separates, representing a larger proportion of the net sales, as well as continued pricing pressures in the tailored clothing business.

Ben Sherman:

Net sales for Ben Sherman decreased by $10.1 million, or 17.6%, in the first nine months of fiscal 2013 compared to the first nine months of fiscal 2012, due to a $10.3 million decline in wholesale sales, with direct to consumer net sales increasing between the two periods as sales at the stores opened in fiscal 2012 offset comparable store sales decreases.

During the first nine months of fiscal 2013, Ben Sherman experienced a reduction in unit volume of 21.1% primarily attributable to reductions in our wholesale business resulting from (1) our exit from certain wholesale accounts in the United Kingdom and the United States, (2) the impact of fiscal 2012 being a 53 week year resulting in some sales that typically occur in the first quarter of a year shifting into the fourth quarter of fiscal 2012 and (3) the difficult economic conditions that have persisted in the United Kingdom and Europe. The direct to consumer operations of Ben Sherman continued to be negatively impacted by the missteps in Ben Sherman’s merchandise assortment planning that began in the second half of fiscal 2012, and, particularly in the current economic environment, resulted in too much product offering in styles at the higher end of the price range, which gave rise to more promotions in our retail stores to sell inventory on hand.

The reduction in units sold was partially offset by an increase in the average selling price per unit of 4.4%, reflecting the larger proportion of direct to consumer sales in the first nine months of fiscal 2013. The change in sales mix that positively impacted average selling price per unit was partially offset by a 2.8% unfavorable foreign currency translation change in the average exchange rates between the two periods. The following table presents the proportion of net sales by distribution channel for Ben Sherman for each period presented:

	First Nine Months Fiscal 2013	First Nine Months Fiscal 2012
Wholesale	56%	64%
Direct to consumer	44%	36%
Total	100%	100%

Corporate and Other:

Corporate and Other net sales primarily consisted of the net sales of our Oxford Golf and our Lyons, Georgia distribution center businesses. The increase in the net sales for Corporate and Other was primarily driven by higher net sales in our Oxford Golf business during the first nine months of fiscal 2013.

Gross Profit

The table below presents gross profit by operating group and in total for the first nine months of fiscal 2013 and the first nine months of fiscal 2012 as well as the change between those two periods. Our gross profit and gross margin, which is calculated as gross profit divided by net sales, may not be directly comparable to those of our competitors, as statement of operations classification of certain expenses may vary by company.

	First Nine Months Fiscal 2013	First Nine Months Fiscal 2012	$ Change	% Change
Tommy Bahama	$257,305	$226,259	$31,046	13.7%
Lilly Pulitzer	66,896	59,367	7,529	12.7%
Lanier Clothes	22,770	24,291	(1,521)	(6.3)%
Ben Sherman	22,974	29,656	(6,682)	(22.5)%
Corporate and Other	5,764	4,743	1,021	21.5%
Total gross profit	$375,709	$344,316	$31,393	9.1%
LIFO charge (credit) included in Corporate and Other	$135	$(461)
Inventory step-up charge included in Tommy Bahama associated with Tommy Bahama Canada acquisition	$707	$—

The increase in consolidated gross profit was primarily due to higher net sales in Tommy Bahama and Lilly Pulitzer partially offset by the lower sales in Ben Sherman and Lanier Clothes, each as discussed above, as well as the net unfavorable impact of LIFO accounting and the inventory step-up charge. In addition to the impact of changes in net sales, gross profit on a consolidated basis and for each operating group were impacted by the changes in gross margin by operating group, as discussed below. The table below presents gross margin by operating group and in total for the first nine months of fiscal 2013 and the first nine months of fiscal 2012.

	First Nine Months Fiscal 2013	First Nine Months Fiscal 2012
Tommy Bahama	61.7%	60.9%
Lilly Pulitzer	62.0%	63.5%
Lanier Clothes	28.6%	28.6%
Ben Sherman	48.7%	51.8%
Corporate and Other	39.0%	40.2%
Consolidated gross margin	56.4%	55.6%

On a consolidated basis, the increase in gross margins from the first nine months of fiscal 2012 to the first nine months of fiscal 2013 was primarily due to a change in the sales mix. The change in sales mix in the first nine months of fiscal 2013 included (1) Tommy Bahama and Lilly Pulitzer, which typically have higher gross margins than our other operating groups, representing a greater proportion of our consolidated net sales and (2) direct to consumer sales, which generally have higher gross margins than wholesale sales, making up a larger proportion of the Tommy Bahama, Lilly Pulitzer and Ben Sherman sales. These items, which positively impacted gross margins, were partially offset by the negative impact of more significant off-price sales and promotions at Ben Sherman during the first nine months of fiscal 2013 and the $0.7 million impact of the inventory step-up charge in the first nine months of fiscal 2013 associated with the Tommy Bahama Canada acquisition and the $0.6 million net unfavorable impact of LIFO accounting.

The higher gross margin at Tommy Bahama was primarily due to the change in the proportion of sales in each distribution channel as sales in the direct to consumer distribution channel, which typically have higher gross margins than the wholesale distribution channel, represented a greater proportion of Tommy Bahama’s net sales in the first nine months of fiscal 2013. This change in sales mix offset the negative impact of $0.7 million of purchase accounting charges related to the Tommy Bahama Canada acquisition recognized in cost of goods sold in the first nine months of fiscal 2013. We do not anticipate any charges for inventory step-up beyond the third quarter of fiscal 2013 related to this acquisition.

The decrease in gross margin for Lilly Pulitzer from the first nine months of fiscal 2012 to the first nine months of fiscal 2013 was primarily driven by (1) a change in sales mix with sportswear, which generally has lower gross margins, representing a greater proportion of Lilly Pulitzer sales in the first nine months of fiscal 2013, (2) a larger e-commerce flash clearance sale in the first nine months of fiscal 2013 than in the prior year, with these sales typically having a gross margin more in line with wholesale sales than direct to consumer sales, (3) more promotions in our direct to consumer operations in order to move a greater amount of remaining spring inventory and (4) our e-commerce operations offering free shipping on a more frequent basis. The negative gross margin impact of these factors exceeded the positive impact of the change in sales mix towards direct to consumer sales.

The gross margin at Lanier Clothes was comparable between the two periods primarily as a result of a change in sales mix offsetting the continuing gross margin pressures, including both competitive factors and higher product costs that continue to impact the tailored clothing business.

The decrease in gross margin at Ben Sherman reflects (1) a higher proportion of off-price sales in the wholesale business, (2) heavier promotions in the direct to consumer business and (3) the competitive factors resulting from the difficult economic conditions that continued to persist in the United Kingdom and Europe. The heavier promotions and the higher proportion of off-price sales, which were necessary to appropriately manage inventory levels, primarily resulted from the merchandising misstep in the second half of fiscal 2012 and the impact of the economic environment. These negative factors offset the positive gross margin impact of the change in the sales mix with direct to consumer sales representing a larger proportion of Ben Sherman sales in the first nine months of fiscal 2013.

The gross profit in Corporate and Other in each period primarily reflects the impact on gross profit of our Oxford Golf and Lyons, Georgia distribution center operations offset by the impact of LIFO accounting adjustments. The increase in the gross profit for Corporate and Other was primarily due to higher sales and higher gross margins in Oxford Golf in the first nine months of fiscal 2013 offset by the net unfavorable impact of LIFO accounting. The LIFO accounting charge was $0.1 million in the first nine months of fiscal 2013 compared to a $0.5 million LIFO credit in the first nine months of fiscal 2012.

SG&A

	First Nine Months Fiscal 2013	First Nine Months Fiscal 2012	$ Change	% Change
SG&A	$329,883	$295,656	$34,227	11.6%
SG&A (as % of net sales)	49.5%	47.7%
Amortization of intangible assets included in Tommy Bahama associated with Tommy Bahama Canada acquisition	$662	$—

The increase in SG&A was primarily due to (1) $26.4 million of incremental SG&A in the first nine months of fiscal 2013 associated with operating additional Tommy Bahama retail stores and restaurants and Lilly Pulitzer retail stores and (2) higher costs, consisting primarily of employment expenses, to support the growing Tommy Bahama and Lilly Pulitzer businesses. The incremental SG&A costs of operating additional Tommy Bahama retail stores and restaurants include incremental costs associated with North American and Asia-Pacific locations. The increases in SG&A for Tommy Bahama and Lilly Pulitzer were partially offset by SG&A reductions in Ben Sherman and Lanier Clothes.

SG&A included $1.3 million of amortization of intangible assets in the first nine months of fiscal 2013 compared to $0.8 million in the first nine months of fiscal 2012 with the increase primarily being $0.7 million of amortization associated with the intangible assets acquired as part of the Tommy Bahama Canada acquisition. We anticipate that amortization of intangible assets for fiscal 2013 will be approximately $1.8 million, with approximately $1.0 million of the amortization reflecting nine months of amortization of the intangible assets acquired as part of the Tommy Bahama Canada acquisition from the date of acquisition through the end of the 2013 fiscal year. However, the amount of amortization for the full year may change as we finalize our purchase price allocation associated with the Tommy Bahama Canada acquisition.

Change in fair value of contingent consideration

	First Nine Months Fiscal 2013	First Nine Months Fiscal 2012	$ Change	% Change
Change in fair value of contingent consideration	$206	$1,800	$(1,594)	(88.6)%

Change in fair value of contingent consideration reflects the current period impact of the change in the fair value of the contingent consideration obligation associated with the Lilly Pulitzer acquisition, as discussed in our Annual Report on Form 10-K for fiscal 2012. The decrease in change in fair value of contingent consideration in the first nine months of fiscal 2013 was primarily due to the significant increase in the fair value of the contingent consideration recognized in the fourth quarter of fiscal 2012, which resulted from our assessment of greater certainty that the full amount of the contingent consideration will be paid in the future. We anticipate that the charge for the change in the fair value of the contingent consideration for the full 2013 fiscal year will be $0.3 million.

Royalties and other operating income

	First Nine Months Fiscal 2013	First Nine Months Fiscal 2012	$ Change	% Change
Royalties and other operating income	$12,704	$12,166	$538	4.4%

Royalties and other operating income in the first nine months of fiscal 2013 primarily reflect income received from third parties from the licensing of our Tommy Bahama, Ben Sherman and Lilly Pulitzer brands. The increase in royalty and other income in the first nine months of fiscal 2013 was primarily due to higher royalty income for Tommy Bahama and Lilly Pulitzer and higher other income in Corporate and Other which were partially offset by lower royalty income for Ben Sherman.

Operating income (loss)

	First Nine Months Fiscal 2013	First Nine Months Fiscal 2012	$ Change	% Change
Tommy Bahama	$46,190	$45,511	$679	1.5%
Lilly Pulitzer	24,535	21,949	2,586	11.8%
Lanier Clothes	7,901	8,845	(944)	(10.7)%
Ben Sherman	(10,538)	(6,352)	(4,186)	(65.9)%
Corporate and Other	(9,764)	(10,927)	1,163	10.6%
Total operating income	$58,324	$59,026	$(702)	(1.2)%
LIFO charge (credit) included in Corporate and Other	$135	$(461)
Inventory step-up charge included in Tommy Bahama associated with Tommy Bahama Canada acquisition	$707	$—
Change in fair value of contingent consideration included in Lilly Pulitzer	$206	$1,800
Amortization of intangible assets included in Tommy Bahama associated with Tommy Bahama Canada acquisition	$662	$—

Operating income, on a consolidated basis, was $58.3 million in the first nine months of fiscal 2013 compared to $59.0 million in the first nine months of fiscal 2012. The 1.2% decrease in operating income was primarily due to the lower operating results of Ben Sherman and Lanier Clothes, partially offset by improved operating results of Tommy Bahama, Lilly Pulitzer and Corporate and Other. Changes in operating income by operating group are discussed below.

Tommy Bahama:

	First Nine Months Fiscal 2013	First Nine Months Fiscal 2012	$ Change	% Change
Net sales	$417,174	$371,790	$45,384	12.2%
Gross margin	61.7%	60.9%
Operating income	$46,190	$45,511	$679	1.5%
Operating income as % of net sales	11.1%	12.2%
Inventory step-up charge included in Tommy Bahama associated with Tommy Bahama Canada acquisition	$707	$—
Amortization of intangible assets included in Tommy Bahama associated with Tommy Bahama Canada acquisition	$662	$—

The increase in operating income for Tommy Bahama was primarily due to the higher net sales and gross margin in the Tommy Bahama business, each as discussed above. The impact of the higher sales and gross margin were partially offset by higher SG&A and $1.4 million of charges in the aggregate related to an inventory step-up charge and amortization of intangible assets associated with Tommy Bahama Canada, which was acquired in the second quarter of fiscal 2013. The increased SG&A was primarily associated with (1) operating additional North American and Asia-Pacific retail stores and restaurants in fiscal 2013 which resulted in $23.8 million of incremental SG&A and (2) higher costs, consisting primarily of employment expenses, to support the growing Tommy Bahama business.

The first nine months of fiscal 2013 included an operating loss of $10.0 million related to our Tommy Bahama Asia-Pacific expansion compared to an operating loss of $6.9 million in the first nine months of fiscal 2012. We anticipate that the operating loss for Asia-Pacific for fiscal 2013 will be approximately $13 million compared to $10.3 million for the full 2012 fiscal year.

Lilly Pulitzer:

	First Nine Months Fiscal 2013	First Nine Months Fiscal 2012	$ Change	% Change
Net sales	$107,939	$93,475	$14,464	15.5%
Gross margin	62.0%	63.5%
Operating income	$24,535	$21,949	$2,586	11.8%
Operating income as % of net sales	22.7%	23.5%
Change in fair value of contingent consideration included in Lilly Pulitzer	$206	$1,800

The increase in operating income for Lilly Pulitzer for the first nine months of fiscal 2013 compared to the first nine months of fiscal 2012 was primarily due to the higher net sales for Lilly Pulitzer, as discussed above. The first nine months of fiscal 2013 also benefited from a $1.6 million lower charge for the change in fair value of contingent consideration. The increased net sales and lower charge for the change in fair value of contingent consideration were partially offset by lower gross margin and increased SG&A. The increased SG&A was primarily associated with (1) higher costs, consisting primarily of employment expenses, to support the growing Lilly Pulitzer business and (2) $2.6 million of incremental SG&A associated with the cost of operating additional retail stores during fiscal 2013.

Lanier Clothes:

	First Nine Months Fiscal 2013	First Nine Months Fiscal 2012	$ Change	% Change
Net sales	$79,719	$84,995	$(5,276)	(6.2)%
Gross margin	28.6%	28.6%
Operating income	$7,901	$8,845	$(944)	(10.7)%
Operating income as % of net sales	9.9%	10.4%

The decrease in operating income for Lanier Clothes was primarily the result of the lower sales, as discussed above, partially offset by lower SG&A in part due to lower royalty expense as a result of the lower branded sales.

Ben Sherman:

	First Nine Months Fiscal 2013	First Nine Months Fiscal 2012	$ Change	% Change
Net sales	$47,138	$57,234	$(10,096)	(17.6)%
Gross margin	48.7%	51.8%
Operating loss	$(10,538)	$(6,352)	$(4,186)	(65.9)%
Operating loss as % of net sales	(22.4)%	(11.1)%

The decline in operating results for Ben Sherman was primarily due to the decrease in sales and lower gross margin, each as discussed above, and lower royalty income. These factors that negatively impacted the operating results were partially offset by reduced SG&A in Ben Sherman in the first nine months of fiscal 2013.

Corporate and Other:

	First Nine Months Fiscal 2013	First Nine Months Fiscal 2012	$ Change	% Change
Net sales	$14,763	$11,802	$2,961	25.1%
Operating loss	$(9,764)	$(10,927)	$1,163	10.6%
LIFO charge (credit) included in Corporate and Other	$135	$(461)

The Corporate and Other operating results improved by $1.2 million from a loss of $10.9 million in the first nine months of fiscal 2012 to a loss of $9.8 million in the first nine months of fiscal 2013. The improvement in operating results was primarily due to (1) the higher sales and higher gross margins of Oxford Golf and the Lyons, Georgia distribution center businesses and (2) reduced SG&A in our corporate operations. The improved results of these businesses were offset by a $0.6 million increase in the net charge from LIFO accounting.

Interest expense, net

	First Nine Months Fiscal 2013	First Nine Months Fiscal 2012	$ Change	% Change
Interest expense, net	$3,173	$7,876	$(4,703)	(59.7)%

Interest expense for the first nine months of fiscal 2013 decreased primarily due to our borrowing at lower interest rates in the first nine months of fiscal 2013 compared to the first nine months of fiscal 2012.  During the first nine months of fiscal 2013, substantially all of our borrowings were under our U.S. Revolving Credit Agreement, whereas substantially all of our borrowings in the first half of fiscal 2012 were from our previously outstanding senior notes, which had a coupon rate of 11 3/8%. The change in the source of our borrowings resulted from our redemption of the remaining outstanding principal amount of the senior notes in July 2012, which was primarily funded with borrowings under our U.S. Revolving Credit Agreement. We anticipate that interest expense for fiscal 2013 will be approximately $4.3 million.

Loss on repurchase of senior notes

	First Nine Months Fiscal 2013	First Nine Months Fiscal 2012	$ Change	% Change
Loss on repurchase of senior notes	$—	$9,143	$(9,143)	(100.0)%

On July 16, 2012, we redeemed the remaining outstanding $105.0 million in aggregate principal amount of our 11 3/8% senior notes for approximately $111.0 million, plus accrued interest, using borrowings under our U.S. Revolving Credit Agreement and cash on hand. The redemption of the 11 3/8% senior notes and related write-off of approximately $3.1 million of unamortized deferred financing costs and discount resulted in a loss of approximately $9.1 million.

Income taxes

	First Nine Months Fiscal 2013	First Nine Months Fiscal 2012	$ Change	% Change
Income taxes	$24,833	$15,967	$8,866	55.5%
Effective tax rate	45.0%	38.0%

Income tax expense for the first nine months of fiscal 2013 increased compared to the first nine months of fiscal 2012 due to higher earnings and an increase in the effective tax rate. The effective tax rates for both periods reflect the unfavorable impact of foreign losses for which we are not able to recognize an income tax benefit and the favorable impact of a decrease in the enacted tax rate in the United Kingdom. The effective tax rate for the first nine months of fiscal 2012 was also impacted by certain other favorable discrete items, including a reduction in income tax contingency reserves upon the expiration of the corresponding statute of limitations totaling approximately $2.1 million. We anticipate that our effective tax rate for the full year fiscal 2013 will be approximately 43%. Our effective tax rate in future years will be dependent upon our ability to recognize an income tax benefit for foreign losses and the amount of taxable income (loss) in foreign jurisdictions in future years, among other factors.

Net earnings

	First Nine Months Fiscal 2013	First Nine Months Fiscal 2012
Net earnings	$30,318	$26,040
Net earnings per diluted share	$1.84	$1.57
Weighted average shares outstanding - diluted	16,492	16,572

The higher net earnings for the first nine months of fiscal 2013 compared to the first nine months of fiscal 2012 was primarily due to (1) the first nine months of fiscal 2012 including a loss on repurchase of senior notes of $9.1 million, (2) a $4.7 million reduction in interest expense and (3) an increase in the operating results of Tommy Bahama, Lilly Pulitzer and Corporate and Other. These factors were partially offset by (1) a higher effective tax rate due to our inability to recognize the income tax benefit of losses in foreign jurisdictions in fiscal 2013 and (2) lower operating results in Lanier Clothes and Ben Sherman.
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

As of November 2, 2013, we had $9.3 million of cash on hand, with $166.7 million of borrowings outstanding and $68.7 million of availability under our revolving credit agreements. We believe our balance sheet and anticipated positive cash flows from operating activities in the future provides us with ample opportunity to continue to invest in our brands and our direct to consumer initiatives in future periods.

Key Liquidity Measures

($ in thousands)	November 2, 2013	February 2, 2013	October 27, 2012	January 28, 2012
Total current assets	$251,886	$222,390	$216,151	$214,070
Total current liabilities	101,808	124,266	109,710	117,554
Working capital	$150,078	$98,124	$106,441	$96,516
Working capital ratio	2.47	1.79	1.97	1.82
Debt to total capital ratio	40%	34%	36%	34%

Our working capital ratio is calculated by dividing total current assets by total current liabilities. Current assets increased from October 27, 2012 to November 2, 2013 due to higher inventories, prepaid expenses, receivables and cash levels, each as discussed below. Current liabilities decreased as a result of (1) lower accrued compensation and (2) lower short-term debt outstanding on our U.K. Revolving Credit Agreement. The significant increase in current assets resulted in a higher working capital ratio as of November 2, 2013.

For the ratio of debt to total capital, debt is defined as short-term and long-term debt, and total capital is defined as debt plus shareholders’ equity. Debt was $166.7 million at November 2, 2013 and $130.3 million at October 27, 2012, while shareholders’ equity was $247.0 million at November 2, 2013 and $227.3 million at October 27, 2012. The higher debt to total capital ratio at November 2, 2013 as compared to October 27, 2012 is primarily due to the higher debt levels at November 2, 2013. The increase in debt was primarily due to the following items occurring subsequent to October 27, 2012: (1) $49.8 million of capital expenditures, (2) the use of $17.9 million of cash related to the acquisition of our former licensee’s Tommy Bahama operations in Canada, (3) $11.4 million of dividends paid on our common stock and (4) $2.5 million of payments related to the Lilly Pulitzer contingent consideration arrangement, which in the aggregate exceeded the cash flows from operations for the period from October 27, 2012 through November 2, 2013. Our debt levels and ratio of debt to total capital in future periods may not be comparable to historical amounts as we continue to assess, and possibly make changes to, our capital structure. Changes in our capital structure in the future, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Balance Sheet

The following tables set forth certain information included in our consolidated balance sheets (in thousands). Below each table are explanations for any significant changes in the balances from October 27, 2012 to November 2, 2013.

Current Assets:

	November 2, 2013	February 2, 2013	October 27, 2012	January 28, 2012
Cash and cash equivalents	$9,310	$7,517	$5,621	$13,373
Receivables, net	71,205	62,805	68,920	59,706
Inventories, net	123,987	109,605	102,172	103,420
Prepaid expenses, net	27,280	19,511	20,111	17,838
Deferred tax assets	20,104	22,952	19,327	19,733
Total current assets	$251,886	$222,390	$216,151	$214,070

Cash and cash equivalents as of November 2, 2013 and October 27, 2012 include typical cash amounts maintained on an ongoing basis in our operations, which generally ranges from $5 million to $10 million at any given time. Any excess cash generally is used to repay amounts outstanding under our revolving credit agreements. Inventories, net as of November 2, 2013 increased from October 27, 2012 primarily due to increases in Tommy Bahama, Ben Sherman and Lanier Clothes inventories. These increases were primarily due to the earlier shipment of product from our suppliers and to support anticipated sales growth, as fourth quarter fiscal 2013 consolidated net sales are projected to be higher than fourth quarter of fiscal 2012 sales levels. The increase in prepaid expenses, net at November 2, 2013 from October 27, 2012 was primarily due to the timing of payment and recognition of the related expense for certain prepaid items, including income taxes, product samples, rent and advertising. Deferred tax assets increased from October 27, 2012 primarily as a result of the change in timing differences associated with inventory, which were partially offset by reductions in deferred tax assets associated with accrued compensation.

Non-current Assets:

	November 2, 2013	February 2, 2013	October 27, 2012	January 28, 2012
Property and equipment, net	$143,710	$128,882	$123,841	$93,206
Intangible assets, net	170,842	164,317	165,013	165,193
Goodwill	21,006	17,275	17,273	16,495
Other non-current assets, net	23,508	23,206	22,544	20,243
Total non-current assets	$359,066	$333,680	$328,671	$295,137

The increase in property and equipment, net at November 2, 2013 was primarily due to the capital expenditures subsequent to October 27, 2012, and the acquisition of certain assets as part of the acquisition of the Tommy Bahama business in Canada from our former licensee in the second quarter of fiscal 2013, which were partially offset by depreciation expense subsequent to October 27, 2012. The increase in intangible assets, net and goodwill at November 2, 2013 were primarily due to the intangible assets and goodwill associated with Tommy Bahama Canada, which was acquired in the second quarter of fiscal 2013, with the increase in intangible assets being partially offset by amortization of intangible assets and the impact of changes in foreign currency exchange rates. The increase in other non-current assets at November 2, 2013 was primarily due to higher asset balances set aside for potential deferred compensation obligations, partially offset by a reduction in deferred financing costs as a result of amortization of deferred financing costs subsequent to October 27, 2012.

Liabilities:

	November 2, 2013	February 2, 2013	October 27, 2012	January 28, 2012
Total current liabilities	$101,808	$124,266	$109,710	$117,554
Long-term debt	164,414	108,552	123,301	103,405
Non-current contingent consideration	12,156	14,450	9,945	10,645
Other non-current liabilities	49,926	44,572	43,107	38,652
Non-current deferred income taxes	35,652	34,385	31,459	34,882
Total liabilities	$363,956	$326,225	$317,522	$305,138

Current liabilities at November 2, 2013 decreased as compared to October 27, 2012 as a result of (1) lower accrued compensation balances as of November 2, 2013, and (2) lower levels of debt outstanding under our U.K. Revolving Credit Agreement as of November 2, 2013. These decreases were partially offset by higher payables and other accrued expenses primarily related to the higher inventory levels as of November 2, 2013. The increase in long-term debt at November 2, 2013 compared to October 27, 2012 was primarily due to the following items occurring subsequent to October 27, 2012: (1) $49.8 million of capital expenditures, (2) the use of $17.9 million of cash related to the acquisition of our former licensee’s Tommy Bahama operations in Canada, (3) $11.4 million of dividends paid on our common stock and (4) $2.5 million of payments related to the Lilly Pulitzer contingent consideration arrangement, which in the aggregate exceeded the cash flows from operations for the period from October 27, 2012 through November 2, 2013.

The increase in non-current contingent consideration from October 27, 2012 was primarily due to adjustments to fair value recognized in our consolidated statement of earnings subsequent to October 27, 2012, which were partially offset by the classification of $2.5 million of the contingent consideration obligation as a current liability as of November 2, 2013, based on the expectation that the amount will be paid within the next twelve months. Other non-current liabilities increased as of November 2, 2013 compared to October 27, 2012 primarily due to increases in deferred rent and deferred compensation liabilities. Non-current deferred income taxes increased from October 27, 2012 to November 2, 2013 primarily as a result of the change in timing differences associated with depreciation, partially offset by a change in the book to tax differences related to deferred rent and contingent consideration liabilities, a change in the expected effective tax rate to be realized upon the reversal of timing differences due to a change in an enacted tax rate in fiscal 2013, and the fourth quarter fiscal 2012 change in assertion regarding the permanent reinvestment of foreign earnings.

Statement of Cash Flows

The following table sets forth the net cash flows for the first nine months of fiscal 2013 and the first nine months of fiscal 2012 (in thousands):

	First Nine Months Fiscal 2013	First Nine Months Fiscal 2012
Net cash provided by operating activities	$21,255	$34,676
Net cash used in investing activities	(54,631)	(49,466)
Net cash provided by financing activities	35,341	6,866
Net change in cash and cash equivalents	$1,965	$(7,924)

Cash and cash equivalents on hand was $9.3 million and $5.6 million at November 2, 2013 and October 27, 2012, respectively. Changes in cash flows in the first nine months of fiscal 2013 and the first nine months of fiscal 2012 related to operating activities, investing activities and financing activities are discussed below.

Operating Activities:

In the first nine months of fiscal 2013 and the first nine months of fiscal 2012, operating activities provided $21.3 million and $34.7 million of cash, respectively. The cash flow from operating activities was primarily the result of net earnings for the relevant period adjusted, as applicable, for non-cash activities such as depreciation, amortization, stock compensation expense, change in fair value of contingent consideration, loss on repurchase of senior notes and the net impact of changes in our working capital accounts. The lower cash flow from operating activities, despite the higher earnings, for the first nine months of fiscal 2013 was primarily due to the first nine months of fiscal 2012 earnings including a $9.1 million loss on repurchase of senior notes and the first nine months of fiscal 2013 having less favorable changes in working capital accounts, as compared to the same period in the prior year. In the first nine months of fiscal 2013, the more significant changes in working capital were increases in inventories, receivables and prepaid expenses and decreases in current liabilities, each of which reduced cash flow from operations. In the first nine months of fiscal 2012, the more significant changes in working capital were a decrease in current liabilities and an increase in receivables, each of which reduced cash flow from operations.

Investing Activities:

During the first nine months of fiscal 2013 and the first nine months of fiscal 2012, investing activities used $54.6 million and $49.5 million of cash, respectively. The cash used in investing activities in the first nine months of fiscal 2013 included approximately $17.9 million related to our acquisition of the Tommy Bahama business in Canada from our former licensee, while the first nine months of fiscal 2012 included approximately $1.8 million related to our acquisition of the Tommy Bahama business in Australia from our former licensee. The remaining $36.7 million and $47.7 million of cash flow used in investing activities in the first nine months of fiscal 2013 and the first nine months of fiscal 2012, respectively, were for the capital expenditures in each period primarily related to costs associated with new retail stores, information technology initiatives and retail store and restaurant remodeling.

Financing Activities:

During the first nine months of fiscal 2013 and the first nine months of fiscal 2012, financing activities provided $35.3 million and $6.9 million of cash, respectively. In the first nine months of fiscal 2013, we increased debt by $50.3 million based on our cash needs for investing activities and financing activities exceeding our cash flow from operating activities. In the first nine months of fiscal 2012, we increased debt by $16.6 million based on our cash flow needs for investing activities and financing activities exceeding our cash flow generated from operating activities.

The repurchase of common stock in the first nine months of fiscal 2013 primarily resulted from the vesting of restricted stock awards that were returned by employees to satisfy employee income tax obligations, while the proceeds from issuance of common stock primarily resulted from the excess tax benefit associated with the vesting of the restricted stock awards. We paid dividends of $8.9 million and $7.4 million during the first nine months of fiscal 2013 and the first nine months of fiscal 2012, respectively.

Liquidity and Capital Resources

The table below sets forth amounts outstanding under our financing arrangements (in thousands) as of November 2, 2013:

$235 million U.S. Secured Revolving Credit Facility (“U.S. Revolving Credit Agreement”)	$164,414
£7 million Senior Secured Revolving Credit Facility (“U.K. Revolving Credit Agreement”)	2,307
Total debt	166,721
Less: short-term debt	2,307
Long-term debt	$164,414

The U.S. Revolving Credit Agreement generally (i) is limited to a borrowing base consisting of specified percentages of eligible categories of assets; (ii) accrues variable-rate interest (weighted average borrowing rate of 2.4% as of November 2, 2013), unused line fees and letter of credit fees based upon a pricing grid which is tied to average unused availability and/or utilization; (iii) requires periodic interest payments with principal due at maturity; and (iv) is generally secured by a first priority security interest in the accounts receivable, inventory, general intangibles and eligible trademarks, investment property (including the equity interests of certain subsidiaries), deposit accounts, intercompany obligations, equipment, goods, documents, contracts, books and records and other personal property of Oxford Industries, Inc. and substantially all of its domestic subsidiaries.

On November 21, 2013, the U.S. Revolving Credit Agreement was amended primarily to (1) extend the maturity date of the facility from June 14, 2017 until November 21, 2018, (2) reduce the applicable margin (by 25 to 50 basis points, depending on excess availability under the facility at the time of determination) used to determine the applicable interest rate(s); and (3) modify certain other provisions and restrictions under the U.S. Revolving Credit Agreement in a manner that is more favorable to and/or less restrictive on us.

The U.K. Revolving Credit Agreement generally (i) accrues interest at the bank’s base rate plus an applicable margin (4.0% as of November 2, 2013); (ii) requires interest payments monthly with principal payable on demand; and (iii) is collateralized by substantially all of the assets of our United Kingdom Ben Sherman subsidiaries.

To the extent cash flow needs exceed cash flow provided by our operations we will have access, subject to their terms, to our lines of credit to provide funding for operating activities, capital expenditures and acquisitions, if any. Our credit facilities are also used to finance trade letters of credit for product purchases, which are drawn against our lines of credit at the time of shipment of the products and reduce the amounts available under our lines of credit and borrowing capacity under our credit facilities when issued. As of November 2, 2013, $9.1 million of trade letters of credit and other limitations on availability in the aggregate were outstanding against our credit facilities. After considering these limitations and the amount of eligible assets in our borrowing base, as applicable, as of November 2, 2013, we had $64.0 million and $4.7 million in unused availability under the U.S. Revolving Credit Agreement and the U.K. Revolving Credit Agreement, respectively, subject to the respective limitations on borrowings.

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

We believe that the affirmative covenants, negative covenants, financial covenants and other restrictions under our credit facilities are customary for those included in similar facilities entered into at the time we entered into our agreements. During the first nine months of fiscal 2013 and as of November 2, 2013, no financial covenant testing was required pursuant to our U.S. Revolving Credit Agreement as the minimum availability threshold was met at all times. As of November 2, 2013, we were compliant with all covenants related to our credit facilities.

Other Liquidity Items:

We anticipate that we will be able to satisfy our ongoing cash requirements, which generally consist of working capital and other operating activity needs, capital expenditures, interest payments on our debt and dividends, if any, primarily from positive cash flow from operations supplemented by borrowings under our lines of credit, if necessary. Our need for working capital is typically seasonal with the greatest requirements generally existing in the fall and spring of each year. Our capital needs will depend on many factors including our growth rate, the need to finance inventory levels and the success of our various products. We anticipate that at the maturity of any of our financing arrangements or as otherwise deemed appropriate, we will be able to refinance the facilities and debt with terms available in the market at that time. The terms of any future financing arrangements may not be as favorable as the terms of the current agreements or current market terms.

Our contractual obligations as of November 2, 2013 have not changed materially from the contractual obligations outstanding at February 2, 2013, as disclosed in our Annual Report on Form 10-K for fiscal 2012 filed with the SEC, other than changes in the amounts outstanding under our revolving credit agreements, as discussed above.

Our anticipated capital expenditures for fiscal 2013, including the $36.7 million incurred in the first nine months of fiscal 2013, are expected to be approximately $45 million compared to $60.7 million for the full year of fiscal 2012. These expenditures consist primarily of costs associated with new retail stores, retail store and restaurant remodeling and information technology initiatives, including e-commerce enhancements.

Off Balance Sheet Arrangements

We have not entered into agreements which meet the SEC’s definition of an off balance sheet financing arrangement, other than operating leases, and have made no financial commitments to or guarantees with respect to any unconsolidated subsidiaries or special purpose entities.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. On an ongoing basis, we evaluate our estimates, including those related to receivables, inventories, goodwill, intangible assets, income taxes, contingencies and other accrued expenses. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that we have appropriately applied our critical accounting policies. However, in the event that inappropriate assumptions or methods were used relating to the critical accounting policies below, our consolidated statements of earnings could be misstated. Our critical accounting policies and estimates are discussed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for fiscal 2012. There have not been any significant changes to the application of our critical accounting policies and estimates during the first nine months of fiscal 2013.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain interest rate, foreign currency, commodity and inflation risks as discussed in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for fiscal 2012. There have not been any significant changes in our exposure to these risks during the third quarter of fiscal 2013.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the third quarter of fiscal 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)         During the third quarter of fiscal 2013, we did not make any unregistered sales of our equity securities.

(c)          We have certain stock incentive plans as described in Note 7 to our consolidated financial statements included in our Annual Report on Form 10-K for fiscal 2012, all of which are publicly announced plans. Under the plans, we can repurchase shares from employees to cover employee tax liabilities related to the vesting of previously restricted shares. During the third quarter of fiscal 2013, no shares were purchased by us pursuant to these plans.

In fiscal 2012, our Board of Directors authorized us to spend up to $50 million to repurchase shares of our common stock. This authorization superseded and replaced all previous authorizations to repurchase shares of our common stock and has no automatic expiration. As of November 2, 2013, no shares of our common stock had been repurchased pursuant to this authorization.

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

December 12, 2013	OXFORD INDUSTRIES, INC.
(Registrant)

/s/ K. Scott Grassmyer
K. Scott Grassmyer
Senior Vice President - Finance, Chief Financial Officer and Controller
(Authorized Signatory)