Form 10-K
period 2014-02-01
OXFORD INDUSTRIES INC
filed 2014-03-31
CIK 75288

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 1, 2014
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
As of August 2, 2013, which is the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the registrant (based upon the closing price for the common stock on the New York Stock Exchange on that date) was $977,314,160. For purposes of this calculation only, shares of voting stock directly and indirectly attributable to executive officers, directors and holders of 10% or more of the registrant's voting stock (based on Schedule 13G filings made as of or prior to August 2, 2013) are excluded. This determination of affiliate status and the calculation of the shares held by any such person are not necessarily conclusive determinations for other purposes.
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Title of Each Class	Number of Shares Outstanding as of March 21, 2014
Common Stock, $1 par value	16,416,240
Documents Incorporated by Reference
Portions of our proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A relating to the Annual Meeting of Shareholders of Oxford Industries, Inc. to be held on June 18, 2014 are incorporated by reference in Part III of this Form 10-K.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS
Our SEC filings and public announcements may include forward-looking statements about future events. Generally, the words "believe," "expect," "intend," "estimate," "anticipate," "project," "will" and similar expressions identify forward-looking statements, which generally are not historical in nature. We intend for all forward-looking statements contained herein, in our press releases or on our website, and all subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf, to be covered by the safe harbor provisions for forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (which Sections were adopted as part of the Private Securities Litigation Reform Act of 1995). Important assumptions relating to these forward-looking statements include, among others, assumptions regarding the impact of economic conditions on consumer demand and spending, particularly in light of general economic uncertainty that continues to prevail, demand for our products, timing of shipments requested by our wholesale customers, expected pricing levels, competitive conditions, retention of and disciplined execution by key management, the timing and cost of store openings and of planned capital expenditures, weather, costs of products as well as the raw materials used in those products, costs of labor, acquisition and disposition activities, expected outcomes of pending or potential litigation and regulatory actions, access to capital and/or credit markets and the impact of foreign losses on our effective tax rate. Forward-looking statements reflect our current expectations, based on currently available information, and are not guarantees of performance. Although we believe that the expectations reflected in such forward-looking statements are reasonable, these expectations could prove inaccurate as such statements involve risks and uncertainties, many of which are beyond our ability to control or predict. Should one or more of these risks or uncertainties, or other risks or uncertainties not currently known to us or that we currently deem to be immaterial, materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Important factors relating to these risks and uncertainties include, but are not limited to, those described in Part I, Item 1A. Risk Factors and elsewhere in this report and those described from time to time in our future reports filed with the SEC. We caution that one should not place undue reliance on forward-looking statements, which speak only as of the date on which they are made. We disclaim any intention, obligation or duty to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
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

Fiscal 2014	52 weeks ending January 31, 2015
Fiscal 2013	52 weeks ended February 1, 2014
Fiscal 2012	53 weeks ended February 2, 2013
Fiscal 2011	52 weeks ended January 28, 2012
Fiscal 2010	52 weeks ended January 29, 2011
Fiscal 2009	52 weeks ended January 30, 2010
Fourth quarter Fiscal 2013	13 weeks ended February 1, 2014
Third quarter Fiscal 2013	13 weeks ended November 2, 2013
Second quarter Fiscal 2013	13 weeks ended August 3, 2013
First quarter Fiscal 2013	13 weeks ended May 4, 2013
Fourth quarter Fiscal 2012	14 weeks ended February 2, 2013
Third quarter Fiscal 2012	13 weeks ended October 27, 2012
Second quarter Fiscal 2012	13 weeks ended July 28, 2012
First quarter Fiscal 2012	13 weeks ended April 28, 2012

PART I

Item 1.    Business
BUSINESS AND PRODUCTS
Overview
We are a global apparel company that designs, sources, markets and distributes products bearing the trademarks of our company-owned lifestyle brands, as well as certain licensed and private label apparel products. Our portfolio of brands includes Tommy Bahama®, Lilly Pulitzer® and Ben Sherman®. We distribute our company-owned lifestyle branded products through our direct to consumer channel, consisting of our retail stores and e-commerce sites, and our wholesale distribution channel, which includes better department stores and specialty stores. During Fiscal 2013, 89% of our net sales were from products bearing brands that we own, and 59% of our net sales were sales of our products through our direct to consumer channels of distribution, which includes our 181 owned retail stores, our e-commerce websites and our 14 Tommy Bahama restaurants. In Fiscal 2013, more than 90% of our consolidated net sales were to customers located in the United States, with the sales outside the United States primarily being sales of our Ben Sherman products in the United Kingdom and Europe as well as sales of our Tommy Bahama products in the Asia-Pacific region and Canada.
Our business strategy is to develop and market compelling lifestyle brands and products that evoke a strong emotional response from our target consumers. We strive to exploit the potential of our existing brands and products domestically and internationally and, as suitable opportunities arise, we may acquire additional lifestyle brands that we believe fit within our business model. We consider "lifestyle" brands to be those brands that have a clearly defined and targeted point of view inspired by an appealing lifestyle or attitude, such as the Tommy Bahama, Lilly Pulitzer and Ben Sherman brands. We believe that lifestyle branded products that create an emotional connection with consumers can command greater loyalty and higher price points at retail, resulting in higher earnings. We also believe a successful lifestyle brand opens up greater opportunities for direct to consumer operations as well as licensing opportunities in product categories beyond our core business.
Our direct to consumer operations provide us with the opportunity to interact directly with our customers and to present to them the full line of our current season products. We believe that presenting our products in a setting specifically designed to showcase the lifestyle on which the brands are based enhances the image of our brands. We believe that our owned retail stores provide high visibility for our brands and products, and allow us to stay close to the preferences of our consumers, while also providing a platform for long-term sustainable growth for the brands. Additionally, our e-commerce websites for our lifestyle brands provide the opportunity to increase revenues by reaching a larger population of consumers and at the same time allow our brands to provide a broader range of our products. We anticipate further investments in Tommy Bahama and Lilly Pulitzer to increase the number of retail stores of each of the brands and to further enhance each brand's e-commerce operations.
As of February 1, 2014, we operated 141 Tommy Bahama, 23 Lilly Pulitzer and 17 Ben Sherman retail locations, including outlet locations for Tommy Bahama and Ben Sherman. For Tommy Bahama and Ben Sherman, our outlet stores play an important role in overall inventory management by allowing us to sell discontinued and out-of-season products at better prices than are otherwise available from outside parties.
In addition to our direct to consumer operations, we distribute our owned and licensed branded products through several wholesale distribution channels, including better department stores, specialty stores, national chains, specialty catalogs, mass merchants, warehouse clubs and Internet retailers. Our wholesale operations complement our direct to consumer operations and provide access to a larger group of consumers. We believe it is imperative that we maintain the integrity of our lifestyle brands by ensuring that the branded products are sold to wholesale customers that will preserve and enhance the image of our brands. Because our intent is that our Tommy Bahama, Lilly Pulitzer and Ben Sherman products in our owned full-price retail stores are typically sold at full price with limited sales or promotions, we target wholesale customers that typically follow this same approach in their stores. We value our long-standing relationships with our wholesale customers and are committed to working with them to enhance the success of our products within their stores. Our 10 largest customers represented 22% of our consolidated net sales for Fiscal 2013, with no individual customer representing more than 10% of our consolidated net sales.
Within our Lanier Clothes operating group, we sell apparel products under certain brands that are licensed to us and certain private label apparel products, as well as products bearing brands that we own. During Fiscal 2013, on a consolidated basis, sales of products from licensed brands and private label products accounted for 7% and 4%, respectively, of our net sales.
We operate in highly competitive domestic and international markets in which numerous U.S.-based and foreign apparel firms compete. No single apparel firm or small group of apparel firms dominates the apparel industry and our direct competitors vary by operating group and distribution channel. We believe that the principal competitive factors in the apparel industry are the reputation, value and image of brand names; design; consumer preference; price; quality; marketing; and customer service. We believe that our ability to compete successfully in styling and marketing is directly related to our proficiency in foreseeing changes and trends in fashion and consumer preference, and presenting appealing products for consumers. In some instances, a retailer that is our customer may compete directly with us by offering certain of its own competing products in its own retail stores. Additionally, the apparel industry is cyclical and dependent upon the overall level of discretionary consumer spending, which changes as regional, domestic and international economic conditions change. Often, negative economic conditions have a longer and more severe impact on the apparel and retail industry than these conditions have on other industries.

We believe the global economic conditions and resulting economic uncertainty that have prevailed in recent years continue to impact each of our operating groups, and the apparel industry as a whole. Although some signs of economic improvements exist, the retail environment remains very promotional and economic uncertainty remains. We anticipate that sales of our products may continue to be negatively impacted as long as there is an elevated level of economic uncertainty in geographies in which we operate. Additionally, we have been impacted in recent years by pricing pressures on raw materials, fuel, transportation, labor and other costs necessary for the production and sourcing of apparel products, which continued in Fiscal 2013.
Important factors relating to certain risks, many of which are beyond our ability to control or predict, which could impact our business include, but are not limited to, competition, economic factors and others as described in Part I, Item 1A. Risk Factors of this report.
Investments and Opportunities
We believe that our Tommy Bahama and Lilly Pulitzer lifestyle brands have significant opportunities for long-term growth in their direct to consumer businesses through expansion of our retail store operations, as we add additional retail store locations, and increases in same store and e-commerce sales, with e-commerce likely to grow at a faster rate than retail store operations. We also believe that these lifestyle brands provide an opportunity for moderate sales increases in their wholesale businesses in the long-term primarily from our current customers adding to their existing door count and the selective addition of new wholesale customers who generally follow a full-price retail model. We believe that we must continue to invest in our Tommy Bahama and Lilly Pulitzer lifestyle brands in order to take advantage of their long-term growth opportunities. Investments include capital expenditures primarily related to the direct to consumer operations such as retail store build-out and distribution center and technology enhancements, as well as increased employment, advertising and other costs in key functions to provide future net sales growth and support the ongoing business operations. We expect that the investments will continue to put downward pressure on our operating margins in the near future until we have sufficient sales to leverage the operating costs.

We believe that there are opportunities for modest sales growth in Lanier Clothes through new product programs, including pants; however, we also believe that the tailored clothing environment will continue to be very challenging, which may negatively impact net sales, operating income and operating margin. The Ben Sherman lifestyle brand has faced challenges in recent years with sales and operating results on a downward trajectory. During Fiscal 2013, we appointed a new CEO and strengthened the management team of the brand, refocused the business on its core consumer, reduced operating expenses and improved the operation of the Ben Sherman retail stores. Much work remains to generate satisfactory financial results in the long-term; however, we believe, as a result of these actions, that Ben Sherman has ample opportunities to increase sales and thereby generate significantly improved operating results in the future.

We continue to believe that it is important to maintain a strong balance sheet and liquidity. We believe that our positive cash flow from operations coupled with the strength of our balance sheet and liquidity will provide us with ample resources to fund future investments in our lifestyle brands. In the future, we may add additional lifestyle brands to our portfolio, if we identify appropriate targets which meet our investment criteria; however, we believe that we have significant opportunities to appropriately deploy our capital and resources in our existing lifestyle brands.
Background and Transformation
Originally founded in 1942, we have undergone a significant transformation as we migrated from our historical domestic private label manufacturing roots. Over the years we transitioned first to an international apparel design and sourcing company and ultimately to a company with a focus on designing, sourcing, marketing and distributing apparel products bearing prominent trademarks owned by us. Significant milestones since 2003 include the acquisition of our Tommy Bahama, Ben Sherman and Lilly Pulitzer lifestyle brands in 2003, 2004 and 2010, respectively, as well as the divestiture of certain of our private label and licensed brand operations, including our former Womenswear and Oxford Apparel operating groups in 2006 and 2010, respectively.

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

	Fiscal 2013	Fiscal 2012
Net Sales
Tommy Bahama	$584,941	$528,639
Lilly Pulitzer	137,943	122,592
Lanier Clothes	109,530	107,272
Ben Sherman	67,218	81,922
Corporate and Other	17,465	15,117
Total	$917,097	$855,542
Operating Income (Loss)
Tommy Bahama	$72,207	$69,454
Lilly Pulitzer (1)	25,951	20,267
Lanier Clothes	10,828	10,840
Ben Sherman	(13,131)	(10,898)
Corporate and Other (2)	(11,185)	(20,692)
Total operating income	$84,670	$68,971
_______________________________________________________________________________

(1)
Lilly Pulitzer's operating results were negatively impacted in Fiscal 2012 by $6.3 million of charges attributable to a change in the fair value of contingent consideration associated with the Lilly Pulitzer acquisition.

(2)	The Fiscal 2012 operating loss for Corporate and Other included $4.0 million of LIFO accounting charges, with no significant LIFO accounting impact in Fiscal 2013.
The table below presents the total assets of each of our operating groups (in thousands).

	February 1, 2014	February 2, 2013
Assets
Tommy Bahama	$408,599	$359,462
Lilly Pulitzer	101,704	90,873
Lanier Clothes	39,989	28,455
Ben Sherman	79,299	74,055
Corporate and Other	(2,286)	3,225
Total	$627,305	$556,070
Total assets for Corporate and Other include a LIFO reserve of $56.7 million and $56.4 million as of February 1, 2014 and February 2, 2013, respectively. For more details on each of our operating groups, see Note 10 of our consolidated financial statements and Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, both included in this report. For financial information by geographic areas, see Note 10 of our consolidated financial statements, included in this report.

Tommy Bahama
Tommy Bahama designs, sources, markets and distributes men's and women's sportswear and related products. The target consumers of Tommy Bahama are primarily affluent men and women age 35 and older who embrace a relaxed and casual approach to daily living. Tommy Bahama products can be found in our Tommy Bahama stores and on our Tommy Bahama e-commerce website, tommybahama.com, as well as in better department stores and independent specialty stores throughout the United States. We also operate Tommy Bahama restaurants and license the Tommy Bahama name for various product categories. During Fiscal 2013, 96% of Tommy Bahama's sales were to customers within the United States, with 2% of Tommy Bahama's sales in Canada and the remaining sales being in Australia and Asia.
We believe there is ample opportunity to expand the reach of the Tommy Bahama brand, while at the same time maintaining the select distribution that Tommy Bahama has historically maintained. We believe that in order to take advantage of opportunities for long-term growth, we must continue to invest in the Tommy Bahama brand. These investments include amounts associated with capital expenditures and pre-opening expenses of new stores and restaurants as well as the remodeling of existing stores and restaurants; capital expenditures and ongoing expenses to enhance e-commerce and other technology capabilities; capital expenditures related to facilities; and capital expenditures and operating expenses associated with our ongoing expansion into the Asia-Pacific region. We expect that the investments will continue to put downward pressure on our operating margins in the near future until we have sufficient sales to leverage the operating costs.
We believe that the attraction of the Tommy Bahama brand to our consumers is a reflection of our efforts to ensure that we maintain appropriate quality and design of our Tommy Bahama apparel and licensed products, while also limiting the distribution of Tommy Bahama products to a select tier of retailers. We will continue to work diligently to maintain these critical qualities of the brand. We believe that the retail sales value of all Tommy Bahama branded products sold during Fiscal 2013, including our estimate of retail sales by our wholesale customers and other third party retailers, exceed $1.0 billion.
Design, Sourcing and Distribution
Tommy Bahama products are designed by product specific teams who focus on the target consumer. The design process includes feedback from buyers, consumers and sales agents, along with market trend research. Our Tommy Bahama apparel products generally incorporate fabrics made of cotton, silk, linen, nylon, leather, tencel and other natural and man-made fibers, or blends of two or more of these materials.
We operate a buying office located in Hong Kong to manage the production and sourcing of substantially all of our Tommy Bahama products. During Fiscal 2013, we utilized approximately 210 suppliers, which are primarily located in China, to manufacture our Tommy Bahama products. In Fiscal 2013, 81% of Tommy Bahama's product purchases were from manufacturers in China. The largest 10 suppliers of Tommy Bahama products provided 49% of the products acquired during Fiscal 2013.
We operate a Tommy Bahama distribution center in Auburn, Washington. Activities at the distribution center include receiving finished goods from suppliers, inspecting the products and shipping the products to our Tommy Bahama stores, our wholesale customers and our e-commerce customers. We seek to maintain sufficient levels of Tommy Bahama inventory at the distribution center to support our North American direct to consumer operations, as well as pre-booked orders and some limited replenishment ordering for our North American wholesale customers. We utilize third party distribution centers for our Asian and Australian operations.
Direct to Consumer Operations
A key component of our Tommy Bahama growth strategy is to operate our own stores and e-commerce website, which we believe permits us to develop and build brand awareness by presenting our products in a setting specifically designed to showcase the aspirational lifestyle on which the products are based. Our Tommy Bahama direct to consumer channels, which consist of retail store, e-commerce and restaurant operations, in the aggregate, represented 74% of Tommy Bahama's net sales in Fiscal 2013. We expect the percentage of our Tommy Bahama sales which are direct to consumer sales will increase slightly in future years as we anticipate that the direct to consumer distribution channel will continue to grow at a faster pace than the wholesale distribution channel. Retail store, e-commerce and restaurant net sales accounted for 51%, 13% and 10%, respectively, of Tommy Bahama's net sales in Fiscal 2013. During Fiscal 2013, 65% and 29% of our full-price retail store sales were sales of Tommy Bahama men's product and women's product, respectively, including apparel and accessories, with the remainder of the full-price retail store sales being home products and other accessories.
For Tommy Bahama's full-price retail stores and restaurant-retail locations operating for the full Fiscal 2013 year, sales per gross square foot, excluding restaurant sales and restaurant space, were approximately $680 during the 52-week Fiscal 2013, compared to $705 for stores operating for the entire 53-week Fiscal 2012 year. This per square foot sales information excludes the sales and square feet of our outlet stores, which in Fiscal 2013 generated approximately $390 per square foot for outlets open for the entire 2013 fiscal year. For relocated stores for which the square feet changed during the year, if any, we included, for the purposes of the calculation above, the square feet of the relocated store based on the weighted average month-end square feet for the relocated store.
Our direct to consumer strategy for the Tommy Bahama brand includes locating and operating full-price retail stores in upscale malls, lifestyle shopping centers, resort destinations and brand appropriate street locations. Generally, we seek malls and shopping areas with high-profile or luxury consumer brands for our full-price retail stores. As of February 1, 2014, approximately 40% of our full-price Tommy Bahama retail locations are in regional malls, with the remainder primarily being stores in street-front locations or lifestyle centers. Our full-price retail stores allow us the opportunity to carry a full line of current season merchandise, including apparel, home products and accessories, all presented in an aspirational, island-inspired atmosphere designed to be relaxed, comfortable and unique. We believe that the Tommy Bahama retail stores provide high visibility for the brand and products, and allow us to stay close to the preferences of our consumers. Further, we believe that our presentation of products and our strategy to operate the retail stores as full-price stores with limited in-store promotional activities are good for the Tommy Bahama brand and, in turn, enhance business with our wholesale customers. Generally, we believe there are opportunities for retail stores in warmer and colder climates, as we believe the more important consideration is whether the location attracts the affluent consumer that we are targeting.
Our Tommy Bahama outlet stores, which generated 10% of our total Tommy Bahama net sales in Fiscal 2013, are generally located in outlet shopping centers that include upscale retailers and serve an important role in overall inventory management by allowing us to sell discontinued and out-of-season products at better prices than are otherwise available from outside parties. We believe that this approach helps us protect the integrity of the Tommy Bahama brand by allowing our full-price retail stores to limit promotional activity and controlling the distribution of discontinued and out-of-season product.
As of February 1, 2014 we operated 14 restaurants, generally adjacent to a Tommy Bahama full-price retail store location, which together we often refer to as islands. These restaurant-retail locations provide us with the opportunity to immerse customers in the ultimate Tommy Bahama experience. We do not anticipate that many of our retail locations will have an adjacent restaurant; however, in select high-profile, brand appropriate locations, such as Naples, Florida and New York City, we have determined that an adjacent restaurant can further enhance the image of the brand. Generally, net sales per square foot in our full-price retail stores which are adjacent to a restaurant outpace the net sales per square foot of our typical full-price retail store, as we believe that the restaurant experience may entice the customer to purchase additional Tommy Bahama merchandise.
As of February 1, 2014, the total square feet of space utilized for our Tommy Bahama full-price retail store and outlet store operations was 0.5 million with another 0.1 million of total square feet utilized in our Tommy Bahama restaurant operations. The table below provides certain information regarding Tommy Bahama retail stores operated by us as of February 1, 2014.

	Full-Price Retail Stores	Outlet Stores	Restaurant-Retail Locations	Total
Florida	17	3	4	24
California	14	4	3	21
Texas	5	4	1	10
Hawaii	4	1	2	7
Nevada	3	1	1	5
Arizona	2	1	1	4
Illinois	4	—	—	4
Maryland	2	2	—	4
New York	1	2	1	4
Virginia	2	2	—	4
Other states	22	11	—	33
Total domestic	76	31	13	120
Canada	6	3	—	9
Australia	5	1	—	6
Other international	4	1	1	6
Total	91	36	14	141
Average square feet per store(1)	3,400	4,700	11,400
Total square feet at year end	310,000	170,000	160,000
_______________________________________________________________________________

(1)	Average square feet for restaurant-retail locations include average retail space and restaurant space of 4,200 and 7,200 square feet, respectively.
The table below reflects the changes in store count for Tommy Bahama stores during Fiscal 2013.

	Full-Price Retail Stores	Outlet Stores	Restaurant-Retail Locations	Total
Open as of beginning of fiscal year	75	24	14	113
Opened during fiscal year	11	9	1	21
Licensee stores acquired during fiscal year	6	3	—	9
Closed during fiscal year	(1)	—	(1)	(2)
Open as of end of fiscal year	91	36	14	141
During Fiscal 2013, the average total gross square feet, calculated as the average of the total gross square feet at the beginning and end of each quarter during the year, of full-price retail space, including the retail portion of our Tommy Bahama restaurant-retail locations, used in our domestic and international retail operations for Tommy Bahama was approximately 355,000 square feet, while the average total gross square feet of space used in our domestic and international Tommy Bahama outlet operations was approximately 150,000 square feet. In Fiscal 2014, we currently expect to open 11 domestic retail locations in total. The majority of these locations are full-price stores and one is a restaurant-retail location in Jupiter, Florida. We currently anticipate opening eight to 10 domestic retail locations per year beyond Fiscal 2014. Additionally, we expect to open one or two international stores in Fiscal 2014. Although the specific locations and timing of all of our domestic and international store openings have not been finalized, we anticipate opening full-price retail locations in Sarasota, Florida and La Jolla, California, among other cities, in Fiscal 2014.
The operation of full-price retail stores, outlet stores and restaurant-retail locations requires a greater amount of initial capital investment than wholesale operations, as well as greater ongoing operating costs. We estimate that we will spend approximately $1.2 million and $0.5 million on average in connection with the build-out of a domestic full-price retail store and domestic outlet store, respectively. However, individual locations, particularly those in urban locations, may require investments greater than these amounts depending on a variety of factors, including the location and size of the store. The cost of a restaurant-retail location can vary significantly depending on a variety of factors. Historically, the cost of our restaurant-retail locations has been approximately $5 million; however, we have spent significantly more than that amount for certain locations. For the Jupiter, Florida location which we expect to open in late Fiscal 2014, we anticipate a cost of less than $5 million; however, we anticipate that the cost of the Waikiki restaurant-retail location expected to open in Fiscal 2015 will be approximately $10 million. Also, the international retail store and outlet store locations that we open in the future may be more expensive than our domestic retail stores depending on the location and size of the store as well as the impact of foreign currency exchange rates and other factors. For most of our stores, the landlord provides certain incentives to fund a portion of our capital expenditures.
In addition to our new store openings, we also incur capital expenditure costs related to periodic remodels of existing stores, particularly when we renew or extend a lease beyond the original lease term, or otherwise determine that a remodel of a store is appropriate. We also incur capital expenditures when a lease expires and we determine it is appropriate to relocate a store to a new location in the same vicinity as the previous store. As we reach the expirations of more of our lease agreements, we anticipate that the capital expenditures for remodels and relocations will increase in future periods. The cost of store relocations is generally comparable to the costs of opening a new full-price retail store or outlet store.
In addition to our full-price retail stores, outlet stores and restaurant-retail operations, our direct to consumer approach includes the tommybahama.com website, which represented 13% of Tommy Bahama's net sales during Fiscal 2013. The website allows consumers to buy Tommy Bahama products directly from us via the Internet. This website has also enabled us to significantly increase our database of customer contacts, which allows us to communicate directly and frequently with consenting consumers. As we reach more customers in the future, we anticipate that our e-commerce distribution channel for Tommy Bahama will continue to grow at a faster pace than our domestic retail store operations or wholesale operations. Also, we expect to have a select number of e-commerce flash clearance sales using our outlettommybahama.com website as a means of liquidating discontinued or out-of-season inventory, in a brand appropriate manner.
Wholesale Operations
To complement our direct to consumer operations and have access to a larger group of consumers, including those who may wish to shop at specialty stores or department stores, we continue to maintain our wholesale operations for Tommy Bahama through better department stores and specialty stores. Although we do not expect that the Tommy Bahama wholesale business will grow at the same pace as the direct to consumer distribution channel, we value our long-standing relationships with our wholesale customers and are committed to working with them to enhance the success of the Tommy Bahama brand within their stores.
Wholesale sales for Tommy Bahama accounted for 26% of Tommy Bahama's net sales in Fiscal 2013. We believe that the integrity and continued success of the Tommy Bahama brand, including its direct to consumer operations, is dependent, in part, upon careful selection of the retailers through which Tommy Bahama products are sold. During Fiscal 2013, 16% of Tommy Bahama's net sales were to Tommy Bahama's five largest wholesale customers, with no individual customer representing greater than 10% of Tommy Bahama's net sales. Almost half of Tommy Bahama's wholesale business reflects sales to its two largest customers, Macy's and Nordstrom's, with the remaining wholesale sales being sales to other department and specialty stores. Tommy Bahama products are available in more than 2,000 retail locations.
We maintain Tommy Bahama apparel sales offices and showrooms in several locations, including New York and Seattle, to facilitate sales to our wholesale customers. Our Tommy Bahama wholesale operations utilize a sales force primarily consisting of independent commissioned sales representatives.
Licensing Operations
We believe licensing is an attractive business opportunity for the Tommy Bahama brand. For an established lifestyle brand, licensing typically requires modest additional investment but can yield high-margin income. It also affords the opportunity to enhance overall brand awareness and exposure. In evaluating a licensee for Tommy Bahama, we typically consider the candidate's experience, financial stability, sourcing expertise and marketing ability. We also evaluate the marketability and compatibility of the proposed licensed products with other Tommy Bahama products.
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
Third party license arrangements for our Tommy Bahama products include the following product categories:

Men's and women's watches	Ceiling fans	Indoor furniture
Men's and women's eyewear	Rugs	Outdoor furniture and related products
Men's belts and socks	Fabrics	Bedding and bath linens
Men's and women's headwear	Leather goods and gifts	Table top accessories
Sleepwear	Luggage	Candles
Shampoo, soap and bath amenities	Fragrances	Tumblers
In addition to our licenses for the specific product categories listed above, we may enter into certain international license agreements which allow those licensees to distribute certain Tommy Bahama branded products within certain countries or regions. As of February 1, 2014, we have one such agreement for the United Arab Emirates. Substantially all of the products sold by the licensee are identical to the products sold in our own Tommy Bahama stores. In addition to selling Tommy Bahama goods to wholesale accounts, the licensee operates three retail stores.
Seasonal Aspects of Business
Tommy Bahama's operating results are impacted by seasonality as the demand by specific product or style, as well as by distribution channel, may vary significantly depending on the time of year. The following table presents the percentage of net sales and operating income for Tommy Bahama by quarter for Fiscal 2013:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	26%	26%	19%	29%
Operating income	30%	33%	1%	36%
As the timing of certain unusual or non-recurring items, economic conditions, wholesale product shipments or other factors affecting the business may vary from one year to the next, we do not believe that net sales or operating income for any particular quarter or the distribution of net sales and operating income for Fiscal 2013 are necessarily indicative of anticipated results for the full fiscal year or expected distribution in future years.
The timing of Tommy Bahama's sales in the direct to consumer and wholesale distribution channels generally varies. Typically, the demand in the direct to consumer operations, including sales at our own stores and e-commerce site, for Tommy Bahama products in our principal markets is generally higher in the spring, summer and holiday seasons and lower in the fall season. However, wholesale product shipments are generally shipped prior to each of the retail selling seasons. As the allocation of sales within a quarter is impacted by the seasonality of direct to consumer and wholesale sales, we have presented in the following table, the proportion of net sales for each quarter represented by each distribution channel for Fiscal 2013, which may not necessarily be indicative of the allocation of sales within any particular quarter in future periods:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Full price retail stores and outlets	46%	53%	50%	52%	51%
E-commerce	11%	14%	8%	17%	13%
Restaurant	12%	10%	11%	9%	10%
Wholesale	31%	23%	31%	22%	26%
Total	100%	100%	100%	100%	100%
Lilly Pulitzer
Lilly Pulitzer designs, sources and distributes upscale collections of women's and girl's dresses, sportswear and related products. Lilly Pulitzer was originally created in the late 1950's and is an affluent brand with a heritage and aesthetic based on the Palm Beach resort lifestyle. The brand is somewhat unique among women's brands in that it has demonstrated multi-generational appeal, including young women in college or recently graduated from college; young mothers with their daughters; and women who are not tied to the academic calendar. Lilly Pulitzer products can be found in our owned Lilly Pulitzer stores, in Lilly Pulitzer Signature Stores, which are described below, and on our Lilly Pulitzer website, lillypulitzer.com, as well as in better department and independent specialty stores. During Fiscal 2013, 41% and 37% of Lilly Pulitzer's net sales were for women's sportswear and dresses, respectively, with the remaining sales consisting of Lilly Pulitzer accessories, including scarves and bags; children's apparel; footwear; and licensed products. Sportswear represented a greater proportion of Lilly Pulitzer sales in Fiscal 2013 than Fiscal 2012 as the breadth of our sportswear offerings has expanded and the growth of sales in sportswear has outpaced sales growth for dresses. We also license the Lilly Pulitzer name for various product categories.
We acquired the Lilly Pulitzer brand on December 21, 2010 and anticipate growth in the brand's retail, e-commerce, wholesale and licensing operations in the future. We believe that there is significant opportunity to expand the reach of the Lilly Pulitzer brand, while at the same time maintaining the exclusive distribution that Lilly Pulitzer has historically maintained. We believe that in order to take advantage of opportunities for long-term growth, we must continue to invest in the Lilly Pulitzer brand. These investments include amounts associated with the opening of new stores, costs to enhance e-commerce and other technology capabilities, an expansion and other enhancements of Lilly Pulitzer's facilities in King of Prussia, Pennsylvania and an increase in employment costs to continue to support a growing business. While we believe that these investments will generate long-term benefits, the investments may have a short-term negative impact on Lilly Pulitzer's operating margin.
We believe the attraction of the Lilly Pulitzer brand to our consumers is a reflection of years of effort to ensure that the appropriate quality and design of the Lilly Pulitzer apparel and licensed products is maintained, while also restricting the distribution of the Lilly Pulitzer products to a select tier of retailers. We believe this approach to quality, design and distribution has been critical in allowing us to achieve the current retail price points for Lilly Pulitzer products. We believe that the retail sales value of all Lilly Pulitzer branded products sold during Fiscal 2013, including our estimate of retail sales by our wholesale customers and other third party retailers, exceeded $200 million.
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
Lilly Pulitzer utilizes a combination of in-house employees in our King of Prussia and Hong Kong offices and third party buying agents primarily based in Asia to manage the production and sourcing of the Lilly Pulitzer apparel products. Through its buying agents and direct sourcing, Lilly Pulitzer used approximately 40 suppliers located primarily in China to manufacture Lilly Pulitzer products during Fiscal 2013. In Fiscal 2013, 75% of Lilly Pulitzer's product purchases were from manufacturers located in China. The largest 10 suppliers provided 79% of the Lilly Pulitzer products acquired during Fiscal 2013.
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
Direct to Consumer Operations
A key component of our Lilly Pulitzer growth strategy is to operate our own stores and e-commerce website which we believe permits us to develop and build brand awareness by presenting products in a setting specifically designed to showcase the aspirational lifestyle on which they are based. The distribution channels included in Lilly Pulitzer's direct to consumer strategy consist of full-price retail store and e-commerce operations and represented 57% of Lilly Pulitzer's net sales in Fiscal 2013, compared to 54% in Fiscal 2012. We expect the percentage of our Lilly Pulitzer sales which are direct to consumer sales to increase in future years as we anticipate that the full-price retail and e-commerce components of the Lilly Pulitzer business will continue to grow at a faster rate than the wholesale distribution channel.
Lilly Pulitzer's full-price retail store sales per gross square foot for Fiscal 2013 were approximately $645 for the 19 full-price retail stores which were open the entire 52-week Fiscal 2013 year compared to approximately $580 for the 15 Lilly Pulitzer stores open for the full 53-week Fiscal 2012 year. For relocated stores, if any, for which the square feet changed during the year, we included, for the purposes of the calculation above, the square feet of the relocated store based on the weighted average month-end square feet for the relocated store. The increase in sales per gross square foot from the prior year was primarily due to the inclusion of the more productive four stores opened in Fiscal 2012 in the Fiscal 2013 calculation, as each of the Fiscal 2012 store openings had higher sales per gross square foot than the Fiscal 2012 sales per gross square foot average.
Our direct to consumer strategy for the Lilly Pulitzer brand includes operating full-price retail stores in higher-end malls, lifestyle shopping centers, resort destinations and brand-appropriate street locations with approximately half of the Lilly Pulitzer stores being located in malls. Each full-price retail store carries a wide range of merchandise, including apparel, footwear and accessories, all presented in a manner intended to enhance the Lilly Pulitzer image, brand awareness and acceptance. Our Lilly Pulitzer retail stores allow us to present Lilly Pulitzer's full line of current season products. We believe our Lilly Pulitzer full-price retail stores provide high visibility for the brand and products and also enable us to stay close to the needs and preferences of consumers. Also, we believe that our presentation of products and our strategy to operate the retail stores as full-price stores with limited promotional activities in our own retail stores complement our business with our wholesale customers. Generally, we believe there are opportunities for retail stores in warmer and colder climates, as we believe the more important consideration is whether the location attracts the affluent consumer that we are targeting.
The table below provides certain information regarding Lilly Pulitzer full-price retail stores as of February 1, 2014.

Number of Full-Price Retail Stores
Florida	6
New York	3
Pennsylvania	2
North Carolina	2
Ohio	2
Texas	2
Other	6
Total	23
Average square feet per store	2,900
Total square feet at year-end	66,400
The table below reflects the changes in store count for Lilly Pulitzer stores during Fiscal 2013.

Full-Price Retail Stores
Open as of beginning of fiscal year	19
Opened during fiscal year	4
Open as of end of fiscal year	23
During Fiscal 2013, the average total gross square feet, calculated as the average of the total gross square feet at the beginning and end of each quarter during the year, of retail space was approximately 62,000 square feet. In Fiscal 2014, we expect to open five retail stores, and we expect to maintain a pace of four to six stores a year after Fiscal 2014. Although the specific locations and timing of all of our store openings have not been finalized, we anticipate opening full-price retail store locations in Tampa, Key Largo and Sarasota, Florida; Birmingham, Alabama; and Bethesda, Maryland in Fiscal 2014.
The operation of full-price retail stores requires a greater amount of initial capital investment than wholesale operations, as well as greater ongoing operating costs. We anticipate that most full-price retail store openings will generally be in the 2,500 square foot range as we believe that a store of this size will generally provide a better return on investment than a larger store; however, some stores may be larger or smaller than 2,500 square feet. To open a 2,500 square foot Lilly Pulitzer full-price retail store, we anticipate capital expenditures of approximately $0.8 million on average. For most of our retail stores, the landlord provides certain incentives to fund a portion of our capital expenditures.
In addition to new store openings, we also incur capital expenditure costs related to remodels of existing stores, particularly when we renew or extend a lease beyond the original lease term, or otherwise determine that a remodel of a store is appropriate. We may also incur capital expenditures if a lease expires, or otherwise, and we determine it is appropriate to relocate a store to a new location in the same vicinity as the previous store. The cost of store relocations, if any, will generally be comparable to the cost of opening a new store.
In addition to operating Lilly Pulitzer full-price retail stores, another key element of our direct to consumer strategy is the lillypulitzer.com website, which represented 25% of Lilly Pulitzer's net sales in Fiscal 2013 compared to 24% in Fiscal 2012. We believe our ability to effectively communicate the Lilly Pulitzer brand message to targeted consumers through social media and other methods of digital marketing is a significant factor in the success of the Lilly Pulitzer brand. The Lilly Pulitzer e-commerce business has experienced significant growth in recent years and we anticipate that the rate of growth of the e-commerce business will remain strong in the future. We also utilize the Lilly Pulitzer website as an effective means of liquidating discontinued or out-of-season inventory, which is an ongoing part of our business, in a brand appropriate manner.

Wholesale Operations
To complement our direct to consumer operations and have access to a larger group of consumers, we continue to maintain our wholesale operations for Lilly Pulitzer through better department stores and specialty stores. Although we do not expect that the Lilly Pulitzer wholesale business will grow at the same pace as the direct to consumer distribution channel, we value our long-standing relationships with our wholesale customers and are committed to working with them to enhance the success of the Lilly Pulitzer brand within their stores. We believe that the integrity and continued success of the Lilly Pulitzer brand, including its direct to consumer operations, is dependent, in part, upon controlled wholesale distribution with careful selection of the retailers through which Lilly Pulitzer products are sold. During Fiscal 2013, 43% of Lilly Pulitzer's net sales were sales to wholesale customers, with Lilly Pulitzer products available in more than 500 retail locations.
During Fiscal 2013, almost half of Lilly Pulitzer's wholesale sales were to certain wholesale customers, which we refer to as Lilly Pulitzer Signature Stores. For these stores, we enter into agreements whereby we grant the other party the right to independently operate one or more stores as a Lilly Pulitzer Signature Store, subject to certain conditions, including designating the majority of the store specifically for Lilly Pulitzer products and adhering to certain trademark usage requirements. These agreements are generally for a one- or two-year period. We sell products to these Lilly Pulitzer Signature Stores on a wholesale basis and do not receive royalty income associated with these sales. As of February 1, 2014, there were 72 Lilly Pulitzer Signature Stores.
The remaining wholesale sales were to better department stores and specialty stores. Lilly Pulitzer's net sales to its five largest wholesale customers represented 16% of Lilly Pulitzer's net sales in Fiscal 2013 with no individual customer representing greater than 10%.
We maintain Lilly Pulitzer apparel sales offices and showrooms in several locations, including King of Prussia, Pennsylvania and New York City. Our wholesale operations for Lilly Pulitzer utilize a sales force consisting of salaried sales employees.
Licensing Operations
We license the Lilly Pulitzer trademark to licensees in categories beyond Lilly Pulitzer's core product categories. In the long-term, we believe licensing may be an attractive business opportunity for the Lilly Pulitzer brand. Once a brand is established, licensing requires modest additional investment but can yield high-margin income. It also affords the opportunity to enhance overall brand awareness and exposure. In evaluating a potential Lilly Pulitzer licensee, we consider the candidate's experience, financial stability, manufacturing performance and marketing ability. We also evaluate the marketability and compatibility of the proposed products with other Lilly Pulitzer brand products.
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
Third party license arrangements for Lilly Pulitzer products include the following product categories: bedding and home fashions, home furnishing fabrics, stationery and gift products, cosmetic bags and eyewear.
Seasonal Aspects of Business
Lilly Pulitzer's operating results are impacted by seasonality as the demand by specific product or style as well as demand by distribution channel may vary significantly depending on the time of year. The following table presents the percentage of net sales and operating income for Lilly Pulitzer by quarter for Fiscal 2013:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	28%	28%	22%	22%
Operating income	43%	37%	15%	5%
As the timing of certain unusual or non-recurring items, economic conditions, wholesale product shipments or other factors affecting the business may vary from one year to the next, we do not believe that net sales or operating income for any particular quarter or the distribution of net sales for Fiscal 2013 are necessarily indicative of anticipated results for the full fiscal year or expected distribution in future years.
The timing of Lilly Pulitzer's sales in the direct to consumer and wholesale distribution channels generally varies. Typically, the demand in the direct to consumer operations, including sales for our own stores and e-commerce sites, for Lilly

Pulitzer products in our principal markets is generally higher in the spring, summer and resort seasons and lower in the fall season. However, wholesale product shipments are generally shipped prior to each of the retail selling seasons. Further, in the third quarter of our fiscal year, which has not historically been a strong direct to consumer or wholesale quarter for Lilly Pulitzer, Lilly Pulitzer has historically held a significant e-commerce flash clearance sale which results in e-commerce sales representing a larger percentage of total sales than in other fiscal quarters. As the allocation of sales within a quarter is impacted by the seasonality of direct to consumer and wholesale sales, we have presented in the following table the proportion of net sales for each quarter represented by each distribution channel for Fiscal 2013, which may not be indicative of the allocation of sales by distribution channel in future periods:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Full price retail stores	26%	43%	26%	32%	32%
E-commerce	15%	22%	37%	31%	25%
Wholesale	59%	35%	37%	37%	43%
Total	100%	100%	100%	100%	100%
Lanier Clothes
Lanier Clothes designs, sources and markets branded and private label men's tailored clothing, including suits, sportcoats, suit separates and dress slacks across a wide range of price points, with the majority of the business at moderate price points. The majority of our Lanier Clothes branded products are sold under certain trademarks licensed to us by third parties. Licensed brands included Kenneth Cole®, Dockers®, Geoffrey Beene® and Ike Behar®. Additionally, we design and market products for our owned Billy London®, Arnold Brant® and Oxford Republic® brands. Billy London is a modern, British-inspired fashion brand geared towards the value-oriented consumer, while Arnold Brant is an upscale tailored clothing brand that is intended to blend modern elements of style with affordable luxury. In addition to the branded businesses, Lanier Clothes designs and sources private label tailored clothing products for certain customers, including a large new private label pants program for which the first shipments occurred in the fourth quarter of Fiscal 2013. The private label programs offer the retailer product exclusivity at generally higher margins, while allowing us the opportunity to leverage our design, sourcing and logistics infrastructure. Sales of branded products represented approximately 70% of Lanier Clothes' net sales during Fiscal 2013.
Our Lanier Clothes products are sold to national chains, department stores, specialty stores, specialty catalog retailers, warehouse clubs and discount retailers throughout the United States. We believe Lanier Clothes products are sold in more than 5,000 different stores. In Lanier Clothes, we have long-standing relationships with some of the United States' largest retailers, with Men's Wearhouse, Macy's, Burlington Coat Factory and Sears (which includes Lands' End) representing 17%, 17%, 14% and 12%, respectively, of Lanier Clothes' net sales during Fiscal 2013. Sales to Lanier Clothes' 10 largest customers represented 87% of Lanier Clothes' net sales in Fiscal 2013. The amount and percentage of net sales attributable to an individual customer in future years may be different than Fiscal 2013 amounts as sales are typically on an order by order or specific program basis and not tied to long-term contracts.
The tailored clothing market is an extremely competitive apparel sector with significant competition at retail and gross margin pressures due to retail sales price pressures and sourcing cost increases. We continue to believe that the opportunities for branded tailored clothing are generally better than private label tailored clothing, although the challenges in branded tailored clothing are also significant. We believe that our Lanier Clothes business has excelled at bringing quality products to our customers at competitive prices and managing inventory risk appropriately while requiring minimal capital expenditure investments.
Design, Manufacturing, Sourcing and Distribution
We believe that superior customer service and supply chain management, as well as the design of quality products, are all integral components of our strategy in the branded and private label tailored clothing market. Our Lanier Clothes' design teams, which are located in New York City, focus on the target consumer for each brand. The design process combines feedback from buyers and sales agents along with market trend research. Our various Lanier Clothes products are manufactured from a variety of fibers, including wool, silk, linen, cotton and other natural fibers, as well as synthetics and blends of these materials.
Lanier Clothes manages production in Asia, Latin America and Italy through a combination of efforts from our Lanier Clothes offices in Atlanta, Georgia and third party buying agents. During Fiscal 2013, 46%, 19% and 17% of Lanier Clothes product purchases were from manufacturers located in Vietnam, India and China, respectively, which reflects a significant change in sourcing in the last few years as 68% of Lanier Clothes product purchases were from China in Fiscal 2010. The shift is primarily a result of the increased cost of manufacturing in China. Lanier Clothes purchased goods from approximately 135 suppliers in Fiscal 2013. The 10 largest suppliers of Lanier Clothes provided 80% of the finished goods and raw materials Lanier Clothes acquired from third parties during Fiscal 2013, with 13% of our product purchases being from our largest third party supplier. In addition to purchasing products from third parties in Vietnam, India and China, Lanier Clothes operates a manufacturing facility, located in Merida, Mexico, which produced 18% of our Lanier Clothes products during Fiscal 2013.
For Lanier Clothes, we utilize a distribution center located in Toccoa, Georgia, as well as third party distribution centers for certain of our product shipments, where we receive goods from our suppliers, inspect those products and ship the goods to our customers. We seek to maintain sufficient levels of inventory to support programs for pre-booked orders and to meet customer demand for at-once ordering. For certain standard tailored clothing product styles, we maintain in-stock replenishment programs, providing shipment to customers within just a few days of receiving the order. These types of programs generally require higher inventory levels. Disposal of excess prior-season inventory is an ongoing part of our business and Lanier Clothes utilizes off-price retailers to sell such products.
We maintain apparel sales offices and showrooms for our Lanier Clothes products in several locations, including New York City and Atlanta. We employ a sales force for Lanier Clothes consisting of salaried employees. Lanier Clothes also operates the billylondonuk.com and menstailoreddirect.com websites, where certain Lanier Clothes products may be purchased online directly by consumers. In addition, Lanier Clothes also ships certain products directly to consumers who purchase products from the websites of certain of our wholesale customers.
Seasonal Aspects of Business
Lanier Clothes' operating results are impacted by seasonality as the demand by specific product or style may vary significantly depending on the time of year. As a wholesale tailored clothing business, in which product shipments generally occur prior to the retail selling seasons, the seasonality of Lanier Clothes generally reflects stronger spring and fall wholesale deliveries which typically occur in our first and third quarters; however, this may not be the case in every fiscal year as evidenced by the impact that a significant new pants program, which initially shipped in the fourth quarter of Fiscal 2013, had on the distribution of net sales and operating income in Fiscal 2013. The following table presents the percentage of net sales and operating income for Lanier Clothes by quarter for Fiscal 2013:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	25%	20%	28%	27%
Operating income	23%	19%	31%	27%
As the timing of certain unusual or non-recurring items, economic conditions, wholesale product shipments, the introduction of new programs, the loss of programs or other factors affecting the business may vary from one year to the next, we do not believe that net sales or operating income for any particular quarter or the distribution of net sales and operating income for Fiscal 2013, which varied significantly from Fiscal 2012, are necessarily indicative of anticipated results for the full fiscal year or expected distribution in future years.
Ben Sherman
Ben Sherman is a London-based designer, marketer and distributor of men's branded sportswear and related products. Ben Sherman was established in 1963 as an edgy shirt brand that was adopted by the followers of the contemporary London music scene known as modernists or "Mods" and has throughout its history been inspired by what is new and current in British art, music, culture and style. The brand has evolved into a British lifestyle brand of apparel targeted at style conscious men ages 25 to 40 in multiple markets throughout the world. During Fiscal 2013, 40%, 25% and 15% of Ben Sherman's net sales occurred in the United Kingdom, the United States and Germany, respectively, with the remainder of the sales predominantly in Europe. Ben Sherman products can be found in better department stores, a variety of independent specialty stores and our owned and licensed Ben Sherman retail stores, as well as on Ben Sherman e-commerce websites. We also license the Ben Sherman name for various product categories.
We believe the attraction of the Ben Sherman brand to our consumers is a reflection of our efforts to ensure that we maintain appropriate quality and design of our apparel and licensed products, while also implementing restricted distribution of the Ben Sherman products to a select tier of retailers. We believe this approach to quality, design and distribution will increase consumer desire for Ben Sherman products and will allow us to grow sales. We believe that the retail sales value of all Ben Sherman branded products sold during Fiscal 2013, including our estimate of retail sales by our wholesale customers and other third party retailers, was approximately $250 million.
The Ben Sherman lifestyle brand has faced challenges in recent years with sales and operating results on a downward trajectory. At the same time, we elevated the wholesale distribution of the Ben Sherman brand. Although we have made significant strides in elevating our wholesale distribution, we have not realized enough sales at higher distribution levels to date to replace the sales from accounts that we exited. Additionally, our operating results have been negatively impacted by certain operational missteps, including a merchandising mix misstep that occurred in Fiscal 2012. During Fiscal 2013, we appointed a new CEO and strengthened the management team of the brand, refocused the business on its core consumer, reduced operating expenses and improved the operation of the Ben Sherman retail stores. Much work remains to generate satisfactory financial results in the long-term; however, we believe, as a result of these actions, that Ben Sherman has ample opportunities to increase sales and thereby generate significantly improved operating results in the future.
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
We primarily utilize a large third party buying agent based in Hong Kong to manage the production and sourcing of the majority of our Ben Sherman apparel products. We also operate a sourcing office in India. During Fiscal 2013 we used approximately 75 suppliers primarily located in China and India to manufacture our Ben Sherman products. During Fiscal 2013, 37% and 35% of our Ben Sherman apparel products were sourced from China and India, respectively, while the largest 10 suppliers provided 66% of the Ben Sherman products acquired during Fiscal 2013.
During Fiscal 2013, we changed from one third party distribution center to another third party distribution center in the United Kingdom. This distribution center provides warehouse and distribution services for our Ben Sherman products sold in the United Kingdom and Europe. In the United States, distribution services are performed for Ben Sherman at our owned distribution center in Lyons, Georgia. Distribution center activities include receiving finished goods, inspecting the products and shipping the products to wholesale customers, our Ben Sherman retail stores and our e-commerce customers. We seek to maintain sufficient levels of inventory to support pre-booked orders and some limited replenishment ordering for our wholesale customers as well as sales for our direct to consumer operations.
Wholesale Operations
During Fiscal 2013, 54% of Ben Sherman's net sales were sales to wholesale customers and international distributors, with Ben Sherman products available in more than 1,100 retail locations. During Fiscal 2013, 22% of Ben Sherman's net sales were to its five largest customers, of which no individual customer accounted for greater than 10% of Ben Sherman's net sales. In recent years, we implemented certain initiatives to elevate our wholesale distribution in order to attain higher price points for our Ben Sherman men's products, which we believe will provide growth opportunities for the wholesale distribution of the brand in the future. We maintain Ben Sherman apparel sales offices and showrooms in several locations, including London, New York City and Dusseldorf, among others. Our wholesale operations for Ben Sherman utilize a sales force consisting of salaried sales employees and independent commissioned sales representatives. Disposal of excess prior-season inventory is an ongoing part of our business and Ben Sherman utilizes a combination of sales in its own outlet stores and sales to off-price retailers to sell such inventory.
Direct to Consumer Operations
Our direct to consumer strategy for the Ben Sherman brand includes locating full-price retail stores in brand-appropriate street locations and malls. Each full-price retail store carries a wide range of merchandise, including apparel, footwear and accessories, all presented in a manner intended to enhance the Ben Sherman image. Our Ben Sherman full-price retail stores allow us to present Ben Sherman's full line of current season products, including licensees' products. We believe our Ben Sherman retail stores provide high visibility of the brand and products and also enable us to stay close to the needs and preferences of consumers. We believe the presentation of these products in our Ben Sherman full-price retail stores helps build brand awareness and acceptance and thus enhances business with our wholesale customers. Our outlet stores serve an important role in overall inventory management by allowing us to sell discontinued and out-of-season products at better prices than are generally otherwise available from outside parties, while helping us protect the Ben Sherman brand by controlling the distribution of such products.
The components of Ben Sherman's direct to consumer strategy include retail store, concession and e-commerce operations and represented 46% of Ben Sherman's net sales in Fiscal 2013, compared to 38% in Fiscal 2012. Retail store sales per gross square foot were approximately $655 for our Ben Sherman full-price retail stores which were open throughout the 52-week Fiscal 2013 compared to approximately $665 for Ben Sherman full-price retail stores open throughout the 53-week Fiscal 2012. The decrease from Fiscal 2012 was primarily due to lower full-price comparable store sales and the impact of having one less week in Fiscal 2013, partially offset by the favorable impact of the close of one under-performing full-price store in the United States during Fiscal 2013.

The table below provides certain information regarding Ben Sherman retail stores as of February 1, 2014.

	Number of Stores	Average Square Feet
United States full-price retail stores	3	4,000
United Kingdom full-price retail stores	6	2,000
Germany full-price retail stores	2	2,100
Outlet stores (1)	6	1,800
Total	17	2,300
Total gross square feet at year end	38,800
_______________________________________________________________________________

(1)	Includes three, two and one outlet stores in the United Kingdom, Europe and the United States, respectively.
The table below reflects the changes in store count for Ben Sherman stores during Fiscal 2013.

	Full-Price Retail Stores	Outlet Stores	Total
Open as of beginning of fiscal year	12	7	19
Closed during fiscal year	(1)	(1)	(2)
Open as of end of fiscal year	11	6	17
Although we continue to evaluate potential locations and may open retail stores in the future if we identify locations which meet our investment criteria, we do not currently have plans to open any new Ben Sherman full-price stores in Fiscal 2014; however, we may open additional outlet stores in Fiscal 2014. The operation of our retail stores requires a greater amount of initial capital investment than wholesale operations as well as greater ongoing operating costs. We estimate that we spend approximately $0.6 million of capital expenditures on average to build out a Ben Sherman full-price retail store and less than that to build out a Ben Sherman outlet store. In most cases, the landlord has provided certain incentives to fund a portion of these capital expenditures.
In addition to our new store openings, we also incur capital expenditure costs related to remodels of existing stores, particularly when we renew or extend a lease beyond the original lease term, or otherwise determine that a remodel of a store is appropriate. We also incur capital expenditures when a lease expires and we determine it is appropriate to relocate a store to a new location in the same vicinity as the previous store. The cost of store relocations will generally be comparable to the cost of opening a new store.
Another component of our direct to consumer strategy is operating certain concession arrangements, whereby we operate Ben Sherman shops within department or other stores. The inventory at these locations is owned by us until sold to the consumer, at which time we recognize the full retail sales price. In these arrangements, a Ben Sherman employee is responsible for the area, and we pay a commission to the department store to cover occupancy and certain other costs associated with using the space. As of February 1, 2014, we operated 12 concession locations in the United Kingdom.
During Fiscal 2011, we re-launched the Bensherman.com website in the United Kingdom and Europe, and during Fiscal 2012 we re-launched the Bensherman.com website in the United States. These websites provide consumers the opportunity to purchase Ben Sherman products directly on-line. Net sales of Ben Sherman's e-commerce operations were 5% of net sales for Ben Sherman in Fiscal 2013.We believe that e-commerce is an important growth opportunity for the Ben Sherman brand.
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
Men's gift products
In addition to the license agreements for the specific product categories listed above, we have also entered into certain international license/distribution agreements which give these third parties the opportunity to distribute Ben Sherman products in certain geographic areas around the world. The products sold by our licensees/distributors generally are identical to the products sold in the United Kingdom and United States. In most markets, our licensees/distributors are required to open retail stores in their respective geographic regions. As of February 1, 2014, our licensees/distributors operated 18 Ben Sherman retail stores located in a number of countries including Australia, South Africa, Malaysia, Philippines, Canada and Russia.
Seasonal Aspects of Business
Ben Sherman's net sales are impacted by seasonality as the demand by specific product or style, as well as by distribution channel, may vary significantly depending on the time of year. The sales of Ben Sherman generally align with a typical wholesale and retail apparel company whereby the fall and holiday seasons are generally stronger quarters than the first half of the fiscal year. The following table presents the percentage of net sales for Ben Sherman by quarter for Fiscal 2013:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	18%	24%	28%	30%
Operating Loss	37%	29%	14%	20%
As the timing of certain unusual or non-recurring items, economic conditions, wholesale product shipments or other factors affecting the business may vary from one year to the next, we do not believe that net sales or operating loss for any particular quarter or the distribution of net sales and operating loss for Fiscal 2013 are necessarily indicative of anticipated results for the full fiscal year or expected distribution in future years.
The timing of Ben Sherman's sales in the direct to consumer and wholesale distribution channels generally varies. Typically, the demand in the direct to consumer operations, including sales for our own stores and e-commerce sites, for Ben Sherman products in our principal markets is generally higher in the fall and holiday seasons and lower in the spring and summer seasons. Wholesale product shipments are generally shipped prior to each of the retail selling seasons. As the allocation of sales within a quarter is impacted by the seasonality of direct to consumer and wholesale sales, we have presented in the following table the proportion of net sales for each quarter represented by each distribution channel for Fiscal 2013, which may not necessarily be indicative of the allocation of sales in future periods:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Wholesale	53%	51%	61%	51%	54%
Direct to Consumer	47%	49%	39%	49%	46%
Total	100%	100%	100%	100%	100%
Corporate and Other
Corporate and Other is a reconciling category for reporting purposes and includes our corporate offices, substantially all financing activities, elimination of inter-segment sales, LIFO inventory accounting adjustments, other costs that are not allocated to the operating groups and operations of our other businesses which are not included in our four operating groups, including our Oxford Golf and our Lyons, Georgia distribution center operations. LIFO inventory calculations are made on a legal entity basis which does not correspond to our operating group definitions; therefore, LIFO inventory accounting adjustments are not allocated to operating groups.

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
ADVERTISING AND MARKETING
We believe that advertising and marketing are an integral part of the long-term strategy of our brands, and we therefore devote significant resources to advertising and marketing our brands. During Fiscal 2013, we spent $32.3 million on advertising, marketing and promoting our products. For each of our lifestyle brands, we incurred advertising, marketing and promotions expenses of 3% to 6% of net sales of the lifestyle brand during Fiscal 2013. Each of our operating groups manages the advertising, marketing and promotion of its brands. While the advertising of our lifestyle brands promotes our products, the primary emphasis is on brand image and brand lifestyle. We intend that the advertising will engage individuals within the brand's distinct consumer demographic and guide them on a regular basis to our retail stores, e-commerce websites or wholesale customers' stores in search of our products. The marketing of our lifestyle brands continues to include traditional media such as print, catalogs and other correspondence with customers, as well as moving media and trade show initiatives. However, an increasing amount of our marketing focus involves email, Internet and social media advertising. We believe that it is very important that we communicate regularly with our consumers via the use of email, Internet and social media about product offerings or other brand events in order to maintain and strengthen our brands' connections with our consumers.
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
TRADEMARKS
As discussed above, we own trademarks, several of which are very important to our business. Generally, our significant trademarks are subject to registrations and pending applications throughout the world for use on a variety of items of apparel and, in some cases, apparel-related products, accessories, home furnishings and beauty products, as well as in connection with retail services. We continue to expand our worldwide usage and registration of certain of our trademarks. In general, trademarks remain valid and enforceable as long as the trademarks are used in connection with our products and services in the relevant jurisdiction and the required registration renewals are filed. Important factors relating to risks associated with our trademarks include, but are not limited to, those described in Part I, Item 1A. Risk Factors.
PRODUCT SOURCING
We intend to maintain flexible, diversified, cost-effective sourcing operations that provide high-quality branded products. Our operating groups, either internally or through the use of third-party buying agents, source substantially all of our products from non-exclusive, third-party producers located in foreign countries or from our licensees for licensed products sold in our direct to consumer distribution channels. The use of contract manufacturers reduces the amount of capital investment required by us as operating manufacturing facilities can require a significant amount of capital investment. During Fiscal 2013, we sourced approximately 62% of our products from producers located in China, with less than 10% of our products sourced from each other single country. Although we place a high value on long-term relationships with our suppliers and have used many of our suppliers for a number of years, generally we do not have long-term contracts with our suppliers. Instead, we conduct business on an order-by-order basis. Thus, we compete with other companies for the production capacity of independent manufacturers. We believe that this approach provides us with the greatest flexibility in identifying the appropriate manufacturers while considering quality, cost, timing of product delivery and other criteria while also utilizing the expertise of the manufacturers. During Fiscal 2013, no individual third-party manufacturer supplied more than 10% of our product purchases.
We purchase substantially all of our products from third-party producers as package purchases of finished goods, which are manufactured with our oversight and to our design and fabric specifications. We depend upon the ability of third-party producers to secure a sufficient supply of raw materials specified by us, adequately finance the production of goods ordered and maintain sufficient manufacturing and shipping capacity rather than us providing or financing the costs of these items. We believe that purchasing substantially all of our products as package purchases allows us to reduce our working capital requirements as we are not required to purchase, or finance the purchase of, the raw materials or other production costs related to our product purchases until we take ownership of the finished goods, which typically occurs when the goods are shipped by the third-party producers. In addition to purchasing products from third parties, Lanier Clothes operates our only owned manufacturing facility, which is located in Merida, Mexico and produced 18% of our Lanier Clothes products during Fiscal 2013.
As the manufacture and transportation of apparel products for our brands may take as many as six months for each season, we typically make commitments months in advance of when products will arrive in our retail stores or our wholesale customers' stores. We continue to seek ways to reduce the time required from design and ordering to bringing products to our customer. As our merchandising departments must estimate our requirements for finished goods purchases for our own retail stores and e-commerce sites based on historical product demand data and other factors, and as purchases for our wholesale accounts must be committed to and purchased by us prior to the receipt of customer orders in some cases, we carry the risk that we have purchased more inventory than we will need.
As part of our commitment to source our products in a lawful and responsible manner, each of our operating groups has implemented a code of conduct program applicable to vendors that we purchase goods from, which includes provisions related to abiding by applicable laws as well as compliance with other business ethics, including related human rights, health, safety, working conditions, environmental and other requirements. We require that each of our vendors and licensees comply with the applicable code of conduct or substantially similar compliance standards. On an ongoing basis we assess vendors' compliance with the applicable code of conduct and applicable laws and regulations through audits performed by either our employees or our designated agents. This assessment of compliance by vendors is directed by our corporate leadership team. In the event we determine that a vendor is not abiding by our required standards, we work with the vendor to remediate the violation. If the violation is not satisfactorily remediated, we will discontinue use of the vendor.
IMPORT RESTRICTIONS AND OTHER GOVERNMENT REGULATIONS
We are exposed to certain risks as a result of our international operations. Almost all of our merchandise is manufactured by foreign suppliers. During Fiscal 2013, we sourced approximately 62% of our products from producers located in China. Our imported products are subject to customs, trade and other laws and regulations governing their entry into the United States and other countries where we sell our products.
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
INFORMATION TECHNOLOGIES
We believe that sophisticated information systems are an important component of maintaining our competitive position and supporting continued growth of our businesses. Our management information systems are designed and enhanced to provide effective retail store, e-commerce and wholesale operations while emphasizing efficient point-of-sale, distribution center, design, sourcing, order processing, marketing, accounting and other functions. We use point-of-sale registers that capture sales data, track inventories and monitor traffic and other information in our retail stores. We regularly evaluate the adequacy of our information technologies and upgrade or enhance our systems to gain operating efficiencies and to support our anticipated growth as well as other changes in our business. We believe that continuous upgrading and enhancements to our management information systems with newer technology that offers greater efficiency, functionality and reporting capabilities is important to our operations and financial condition.
SEASONAL ASPECTS OF BUSINESS
Each of our operating groups is impacted by seasonality as the demand by specific product or style, as well as by distribution channel, may vary significantly depending on the time of year. For details of the impact of seasonality on each of our operating groups, see the business discussion of each operating group above. The following table presents our percentage of net sales and operating income by quarter for Fiscal 2013:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	26%	26%	21%	27%
Operating income	31%	33%	5%	31%
We anticipate that as our retail store operations increase in the future, the third quarter will continue to be our smallest net sales and operating income quarter and the percentage of the full year net sales and operating income generated in the third quarter will continue to decrease, absent any other factors that might impact seasonality. As the timing of certain unusual or non-recurring items, economic conditions, wholesale product shipments, weather or other factors affecting the retail business may vary from one year to the next, we do not believe that net sales or operating income for any particular quarter or the distribution of net sales and operating income for Fiscal 2013 are necessarily indicative of anticipated results for the full fiscal year or expected distribution in future years.
ORDER BACKLOG
As 59% of our sales are direct to consumer sales, which are not reflected in an order backlog, and the order backlog for wholesale sales may be impacted by a variety of factors, we do not believe that order backlog information is necessarily indicative of sales to be expected for future periods. Therefore, we believe the order backlog is not material for an understanding of our business taken as a whole. Further, as our sales continue to shift towards direct to consumer rather than wholesale sales, the order backlog will continue to be less meaningful as a measure of our future sales and results of operations.
EMPLOYEES
As of February 1, 2014, we employed approximately 5,100 persons, of whom approximately 80% were employed in the United States. Approximately 65% of our employees were retail store and restaurant employees. We believe our employee relations are good.
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
Item 1A.    Risk Factors
The risks described below highlight some of the factors that could materially affect our operations. If any of these risks actually occurs, our business, financial condition, prospects or operating results may be adversely affected. These are not the only risks and uncertainties we face. We operate in a competitive and rapidly changing business environment, and additional risks and uncertainties not presently known to us or that we currently consider immaterial may also adversely affect our business.

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

The value of our brands could be diminished by actions taken by us or by our wholesale customers or others, including marketing partners, who have interests in the brands, including by failing to respond to emerging fashion trends, by selling products bearing our brands through distribution channels that are inconsistent with the retail channels in which our customers expect to find those brands, or by becoming overly promotional. We cannot always control the marketing and promotion of our products by our wholesale customers or other third parties and actions by such parties that are inconsistent with our own marketing efforts or that otherwise adversely affect the appeal of our products could diminish the value or reputation of one or more of our brands and have an adverse effect on our sales and business operations.

During Fiscal 2013, Tommy Bahama’s net sales represented 64% of our consolidated net sales, while Lilly Pulitzer’s and Ben Sherman’s net sales represented 15% and 7%, respectively, of our consolidated net sales. The limited diversification in our portfolio may heighten the risks we face if one of our brands fails to meet our expectations and/or is adversely impacted by any actions we or third parties take with respect to that brand or by competitive conditions in the apparel industry. For example, Ben Sherman’s missteps in merchandise mix in the second half of Fiscal 2012, among other factors, resulted in significant operating losses in Fiscal 2012 and Fiscal 2013 for Ben Sherman, which materially impacted our consolidated operating results.

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

Additionally, since we generally make decisions regarding product designs several months in advance of the time when consumer acceptance can be measured, such a failure could result in a substantial amount of unsold inventory or other conditions, which could have a material adverse effect on our results of operations and financial condition and impair the reputation of our brands. For example, the merchandise mix missteps in Ben Sherman during the second half of Fiscal 2012 resulted in higher promotions in our direct to consumer operations, more off-price sales and more significant inventory markdowns during Fiscal 2012 and Fiscal 2013.

The highly competitive apparel industry, characterized by low entry barriers, includes numerous domestic and foreign apparel designers, manufacturers, distributors, importers, licensors and retailers, some of whom may also be our customers and some of whom are significantly larger, more diversified and have significantly greater financial resources than we do. Certain of our competitors offer apparel for sale at lower initial price points than our products and/or at significant discounts, particularly in response to weak economic conditions, which results in more pressure to reduce prices or the risk that our products may not be as desirable as lower priced products. Competitive factors within the apparel industry may result in reduced sales, increased costs, lower prices for our products and/or decreased margins.

We also license certain of our brands, including Tommy Bahama, Lilly Pulitzer and Ben Sherman, to third party licensees. While we enter into comprehensive license agreements with these third parties covering product design, product quality, sourcing, distribution, manufacturing and marketing requirements and approvals, there can be no guarantee our brands will not be negatively impacted through our association with products outside of our core apparel products or due to the actions of a licensee. The improper or detrimental actions of a licensee could significantly impact the perception of our brands.

In addition, the reputation of our brands could be harmed if our third party manufacturers and vendors, substantially all of which are located outside the United States, fail to meet appropriate product safety, product quality and social compliance standards, including the terms of our applicable codes of conduct and vendor compliance standards. We cannot assure that our manufacturers and vendors will at all times conduct their operations in accordance with ethical practices or that the products we purchase will always meet our safety and quality control standards. Any violation of our applicable codes of conduct or local laws relating to labor conditions by our manufacturers or vendors or other actions or failures by us or such parties may result in negative public perception of our brands or products, as well as disrupt our supply chain, which may adversely affect our business operations.

The apparel industry is heavily influenced by general economic conditions, and a deterioration or worsening of consumer confidence or consumer purchases of discretionary products may adversely affect our business and financial condition.

Consumers may generally consider our products discretionary items. The apparel industry is cyclical and dependent upon the overall level of discretionary consumer spending, which changes as regional, domestic and international economic conditions change. Demand for our products is significantly impacted by trends in consumer confidence and discretionary consumer spending, which may be influenced by employment levels, recessions, fuel and energy costs, availability of personal credit, interest rates, tax rates and changes in tax laws, declining purchasing power due to foreign currency fluctuations, personal debt levels, housing prices, stock market volatility, general political conditions and other factors. The factors impacting consumer confidence and discretionary consumer spending are outside of our control and difficult to predict, and, often, the apparel industry experiences longer periods of recession and greater declines than the general economy. Any deterioration or worsening of consumer confidence or discretionary consumer spending, as was seen globally in recent years or otherwise, could reduce our sales and/or adversely affect our business and financial condition.

Additionally, significant changes in the operations or liquidity of any of the parties with which we conduct our business, including suppliers, customers, trademark licensees and lenders, among others, now or in the future, or in the access to capital markets for any such parties, could result in lower demand for our products, lower sales, higher costs or other disruptions in our business.

We rely to a large extent on third party producers in foreign countries to meet our production demands and failures by these producers to meet our requirements, the unavailability of suitable producers at reasonable prices and/or changes in international trade regulation may negatively impact our ability to deliver quality products to our customers on a timely basis, disrupt our supply chain or result in higher costs or reduced net sales.

We source substantially all of our products from non-exclusive, third party producers located in foreign countries, including sourcing approximately 62% of our product purchases from China during Fiscal 2013. Although we place a high value on long-term relationships with our suppliers, generally we do not have long-term contracts but, instead, conduct business on an order-by-order basis. Therefore, we compete with other companies for the production capacity of independent manufacturers. We regularly depend upon the ability of third party producers to secure a sufficient supply of raw materials, adequately finance the production of goods ordered and maintain sufficient manufacturing and shipping capacity. Although we monitor production in third party manufacturing locations, we cannot be certain that we will not experience operational difficulties with our manufacturers, such as the reduction of availability of production capacity, errors in complying with product specifications, insufficient quality control, failures to meet production deadlines or increases in manufacturing costs. Such difficulties may negatively impact our ability to deliver quality products to our customers on a timely basis, which may, in turn, have a negative impact on our customer relationships and result in lower net sales.

In addition, due to our sourcing activities, we are exposed to risks associated with changes in the laws and regulations governing the importing and exporting of apparel products into and from the countries in which we operate. These risks include changes in social, political, labor and economic conditions or terrorist acts that could result in the disruption of trade from the countries in which our manufacturers are located; the imposition of additional or new duties, tariffs, taxes, quota restrictions or other changes and shifts in sourcing patterns as a result of such changes; significant delays in the delivery of our products, due to security or other considerations; fluctuations in sourcing costs; the imposition of antidumping or countervailing duties; fluctuations in the value of the dollar against foreign currencies; changes in customs procedures for importing apparel products; and restrictions on the transfer of funds to or from foreign countries. We may not be able to offset any disruption to our supply chain as a result of any of these factors by shifting production to suitable manufacturers in other jurisdictions in a timely manner or at acceptable prices, and future regulatory actions or changes in international trade regulation may provide our competitors with a material advantage over us.

Loss of one or more of our key wholesale customers, or a significant adverse change in a customer’s financial performance or financial position, could negatively impact our net sales and profitability.

We generate a significant percentage of our wholesale sales from a few major customers, and over the last several years, there has been a trend towards greater consolidation in the retail industry, centralized purchasing decisions within consolidated customer groups, increased prevalence and emphasis on private label products at large retailers and direct sourcing of products by large retailers. A decrease in the number of stores that carry our products, restructuring of our customers’ operations, more centralized purchasing decisions, direct sourcing and greater leverage by customers, as a result of further consolidation in the retail industry or otherwise, could result in lower prices, realignment of customer affiliations or other factors which could negatively impact our net sales and profitability.

We generally do not have long-term contracts with any of our wholesale customers. Instead, we rely on long-standing relationships with these customers and our position within the marketplace. As a result, purchases generally occur on an order-by-order basis, and each relationship can generally be terminated by either party at any time. A decision by one or more of our major wholesale customers to terminate its relationship with us or to reduce its purchases from us, whether motivated by competitive considerations, quality or style issues, financial difficulties, economic conditions or otherwise, or our own decision to terminate or curtail our sales to a particular customer, whether for brand protection or enhancement or otherwise, could adversely affect our net sales and profitability, as it would be difficult to immediately, if at all, replace this business with new customers or increase sales volumes with other existing customers.

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

We also extend credit to most of our key wholesale customers without requiring collateral, which results in a large amount of receivables from just a few customers. At February 1, 2014, our five largest outstanding customer balances represented $26 million, or 35% of our consolidated receivables balance. Companies in the apparel industry, including some of our customers, may experience financial difficulties, including bankruptcies, restructurings and reorganizations, tightened credit markets and/or declining sales and profitability on a comparable store basis. A significant adverse change in a customer’s financial position could cause us to limit or discontinue business with that customer, require us to assume greater credit risk relating to that customer’s receivables or limit our ability to collect amounts related to previous shipments to that customer.

In response to technological advancements, retailers are shifting how they interact with their consumers and facilitate transactions, and our ability to execute our direct to consumer retail strategies in our branded businesses and/or the effect of the shift in the manner in which retail consumers transact business, subjects us to risks that could adversely affect our financial results and operations.

Certain of our brands, including Tommy Bahama, Lilly Pulitzer and Ben Sherman, distribute products through brick and mortar retail stores and e-commerce websites and communicate with consumers through social media and other methods of digital marketing. One of our key initiatives is to grow our branded businesses through retail strategies that allow our customers to access our brands whenever and wherever they choose to shop. Our success depends to a large degree on our ability to introduce new retail concepts and products, locate new retail locations with the proper customer demographics, establish the infrastructure necessary to support growth, source sufficient levels of inventory, hire and train qualified associates, and anticipate and implement innovations in sales and marketing technology to align with our customers’ shopping preferences.

In addition, in response to technological advancements, retail consumers have shifted their shopping behavior in recent years, with computers, mobile phones, tablets and other devices, facilitating retail transactions anywhere in the world and allowing greater consumer transparency in product pricing and competitive offerings from other retailers. As a result, retailers have been forced to shift the way in which they do business, including development of applications for electronic devices; improvement of guest-facing technology; one-day or same-day delivery of products purchased online (including through the enhancement of inventory systems and their interface with e-commerce websites, the development and more effective use of additional distribution facilities, either owned or provided by a third party, and in-store enhancements that facilitate shipment of e-commerce transactions from traditional brick and mortar retail locations); free shipping of e-commerce transactions; greater and more fluid inventory availability between online transactional businesses and brick and mortar retail locations; and greater consistency in marketing and pricing for online and traditional brick and mortar retail operations, including with respect to the retail pricing strategies of a retailer’s own product offerings and those of its wholesale customers.

The continuing shift in the manner in which retail consumers transact business globally and our efforts to respond to these changes and execute our direct to consumer retail strategies could adversely affect our financial results and operations as a result of, among other things: investment in technology and infrastructure in order to remain competitive; our own e-commerce business and/or third party offers diverting sales from our brick and mortar retail stores, where we have made substantial capital expenditures on leasehold improvements and have significant remaining long-term financial commitments, and rendering the traditional retail model more challenging financially; decision making with respect to the wholesale customers to whom we are willing to sell our products in order to maintain a consistent brand message; any failure to properly communicate our brand message or recreate the ambiance of our retail stores through social media; a reliance on third party service providers for software, processing and similar services; liability for website content; credit card fraud; and failure of computer systems, theft of personal consumer information and computer viruses. If we are unable to properly manage these risks and effectively respond to the behavioral shift in retail consumer expectations, we may lose sales and/or our reputation and credibility may be damaged.

Our operations are reliant on information technology and any interruption or other failure, in particular at one of our principal distribution facilities, may impair our ability to provide products to our customers, efficiently conduct our operations, and meet the needs of our management.

The efficient operation of our business is dependent on information technology. Information systems are used in all stages of our operations, from design to distribution and as a method of communication with our customers and suppliers. Additionally, each of our operating groups utilizes e-commerce websites to sell goods directly to consumers. Our management also relies on information systems to provide relevant and accurate information in order to allocate resources and forecast and report our operating results. Service interruptions may occur as a result of a number of factors, including power outages, consumer traffic levels, computer viruses, hacking or other unlawful activities by third parties, disasters, or failures to properly install, upgrade, integrate, protect, repair or maintain our systems and e-commerce websites.

We regularly evaluate upgrades or enhancements to our information systems to more efficiently and competitively operate our business, including an ongoing transition towards more integrated systems for our businesses. We may experience difficulties during the implementation or subsequent operation of this financial system and/or not be equipped to address system problems. Any material disruption in our information technology systems, or any failure to timely, efficiently and effectively integrate new systems, could have an adverse affect on our business or results of operations.

We may additionally have a greater risk than our peers due to the concentration of our distribution facilities. The primary distribution facilities that we operate are: a distribution center in Auburn, Washington for our Tommy Bahama products; a distribution center in King of Prussia, Pennsylvania for our Lilly Pulitzer products; a distribution center in Toccoa, Georgia for our Lanier Clothes products; and a distribution center in Lyons, Georgia for our Ben Sherman products sold in the United States. In addition, in the United Kingdom, we utilize a third party distribution center that manages substantially all of the distribution activities for our Ben Sherman products sold in the United Kingdom and Europe. Our ability to support our direct to consumer operations, meet customer expectations, manage inventory and achieve objectives for operating efficiencies depends on the proper operation of these brand-focused distribution facilities, each of which manages the receipt, storage, sorting, packing and distribution of finished goods for one of our operating groups.

If any of our primary distribution facilities were to shut down or otherwise become inoperable or inaccessible for any reason, including as a result of natural or man-made disasters, cybersecurity attacks, computer viruses or otherwise, if our distribution facilities fail to upgrade their technological systems to ensure efficient operations, or if the goods in a distribution center were otherwise unavailable for shipment, as a result of a technology failure or otherwise, we could experience a reduction in sales, a substantial loss of inventory or higher costs, insufficient inventory at our retail stores to meet consumer expectations and longer lead times associated with the distribution of our products. In addition, for the distribution facilities that we operate, there are substantial fixed costs associated with these large, highly automated distribution centers, and we could experience reduced operating and cost efficiencies during periods of economic weakness. Any disruption to our distribution facilities or in their efficient operation could negatively affect our operating results and our customer relationships.

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

Over the last several years, we have announced various changes to our senior management, including the retirement of our long-time Chief Executive Officer Mr. J. Hicks Lanier from that position at the end of 2012 and promotions within senior management at Ben Sherman in 2013. Our senior management has substantial experience and expertise in the apparel and related industries, with our Chief Executive Officer Mr. Thomas C. Chubb III having worked with our company for more than 25 years, including in various executive management capacities. Changes in key management positions have inherent risks, and there are no assurances that any of our recent changes in management will not disrupt our business or operations, distract employees and/or affect our strategic relationships.

Our success also depends upon disciplined execution at all levels of our organization, including our senior management. Competition for qualified personnel in the apparel industry is intense, and we compete to attract and retain these individuals with other companies that may have greater financial resources than us. While we believe that we have depth within our management team, if we lose any key executives, our business and financial performance could be harmed.

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

As an ongoing part of our business operations, including direct to consumer transactions and marketing through various social media tools, we regularly collect and utilize sensitive and confidential personal information. The regulatory environment governing our use of individually identifiable data of customers, employees and others is complex, and the security of personal information is a matter of public concern. Consumer awareness and sensitivity to privacy breaches and cybersecurity threats has heightened recently, and, despite our implementation of security measures, if an actual or perceived data security breach occurs, whether as a result of cybersecurity attacks, computer viruses, vandalism, human error or otherwise, our reputation and credibility could be damaged and we could experience lost sales. In the event of a breach, we may also incur significant costs in connection with litigation and/or the implementation of additional security measures to comply with state, federal and international laws governing the unauthorized disclosure of confidential information, as well as in enhancing cybersecurity protection through organizational changes, deploying additional personnel and protection technologies, training employees, and engaging third party experts and consultants.

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

We believe that our trademarks and other intellectual property, as well as certain contractual arrangements, including licenses, and other proprietary intellectual property rights, have significant value and are important to our continued success and our competitive position due to their recognition by retailers and consumers. In Fiscal 2013, 89% of our consolidated net sales were attributable to branded products for which we own the trademark. Therefore, our success depends to a significant degree upon our ability to protect and preserve our intellectual property. We rely on laws in the United States and other countries to protect our proprietary rights. However, we may not be able to sufficiently prevent third parties from using our intellectual property without our authorization, particularly in those countries where the laws do not protect our proprietary rights as fully as in the United States. The use of our intellectual property or similar intellectual property by others could reduce or eliminate any competitive advantage we have developed, causing us to lose sales or otherwise harm the reputation of our brands.

From time to time, we discover products that are counterfeit reproductions of our products or that otherwise infringe on our proprietary rights. These activities typically increase as brand recognition increases, especially in markets outside the United States. Counterfeiting of our brands could divert away sales, and association of our brands with inferior counterfeit reproductions could adversely affect the integrity and reputation of our brands.

Additionally, there can be no assurance that the actions that we have taken will be adequate to prevent others from seeking to block sales of our products as violations of proprietary rights. As we extend our brands into new product categories and new product lines and expand the geographic scope of our distribution and marketing, we could become subject to litigation or challenge based on allegations of the infringement of intellectual property rights of third parties. In the event a claim of infringement against us is successful or would otherwise affect our operations, we may be required to pay damages, royalties or license fees or other costs to continue to use intellectual property rights that we had been using, or we may be unable to obtain necessary licenses from third parties at a reasonable cost or within a reasonable time. Litigation and other legal action of this type, regardless of whether it is successful, could result in substantial costs to us and diversion of our management and other resources.

Our business is subject to various federal, foreign, state and local laws and regulations, and the costs of compliance with, or the violation of, such laws and regulations could have an adverse effect on our costs or operations.

In the United States, we are subject to stringent standards, laws and other regulations, including those relating to health, product performance and safety, labor, employment, privacy and data security, anti-bribery, consumer protection, taxation, customs, logistics and similar operational issues. In addition, operating in foreign jurisdictions, including those where we may operate retail stores, requires compliance with similar laws and regulations. These laws and regulations, in the United States and abroad, are complex and often vary widely by jurisdiction, making it difficult for us to ensure that we are currently or will be in the future compliant with all applicable laws and regulations. We may be required to make significant expenditures or modify our business practices to comply with existing or future laws or regulations, and unfavorable resolution to litigation or a violation of applicable laws and regulations by us, or any of our suppliers or licensees, may restrict our ability to import products, lead to fines or otherwise increase our costs, materially limit our ability to operate our business or result in adverse publicity.

In addition, the restaurant industry requires compliance with a variety of federal, state and local regulations. In particular, all of our Tommy Bahama restaurants serve alcohol and, therefore, maintain liquor licenses. Our ability to maintain our liquor licenses depends on our compliance with applicable laws and regulations. The loss of a liquor license would adversely affect the profitability of a restaurant. Additionally, as a participant in the restaurant industry, we face risks related to food quality, food-borne illness, injury, health inspection scores and labor relations.

Regardless of whether allegations related to these matters are valid or whether we become liable, we may be materially affected by negative publicity associated with these issues. The negative impact of adverse publicity relating to one restaurant may extend beyond the restaurant involved to affect some or all of the other restaurants, as well as the image of the Tommy Bahama brand as a whole.

Additionally, as a publicly traded company, we are subject to a significant body of regulation, including the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, including final rules recently adopted under the Dodd-Frank Act requiring the disclosure of certain uses of “conflict minerals” in products we sell. Compliance with these regulations requires us to devote time and management resources to institute corporate processes and compliance programs and to update these processes and programs in response to newly implemented or changing regulatory requirements and could affect the manner in which we operate our businesses. We cannot provide assurance that we are or will be in compliance with all potentially applicable corporate regulations. We could be subject to a range of regulatory actions, fines or other sanctions or litigation or our brand reputation could suffer, either as a result of a failure to comply with any of these regulations or our disclosures in response to these regulations.

Changes in tax laws and unanticipated tax liabilities could adversely affect our effective income tax rate and profitability.

As a global apparel company, we are subject to income taxes in the United States and various foreign jurisdictions. We record our income tax liability based on an analysis and interpretation of local tax laws and regulations, which requires a significant amount of judgment and estimation. Our effective income tax rate in any particular period or in future periods may be affected by a number of factors, including among others a shift in the mix of revenues, income and/or losses among domestic and international sources during a year or over a period of years, changes in tax laws and regulations and/or international tax treaties, the outcome of income tax audits in various jurisdictions, and the resolution of uncertain tax positions, any of which could adversely affect our effective income tax rate and profitability.

Fluctuations and volatility in the cost and availability of raw materials, labor and freight may materially increase our costs.

We and our third party suppliers rely on the availability of raw materials at reasonable prices. The principal fabrics used in our business are cotton, linens, wools, silk, other natural fibers, synthetics and blends of these materials. The prices paid for these fabrics depend on the market price for raw materials used to produce them. In addition, the cost of the materials that are used in our manufacturing process, such as oil-related commodity prices and other raw materials, such as dyes and chemicals, and other costs, can fluctuate. In recent years, we have from time to time seen increases in the costs of certain raw materials, particularly cotton, as a result of rising demand from the economic recovery, weather-related supply disruptions, significant declines in U.S. inventory and a sharp rise in the futures market for cotton. We historically have not entered into any futures contracts to hedge commodity prices.

In addition, we have recently seen increases in the cost of labor at many of our suppliers, particularly with the growth of the middle class in certain countries, as well as in freight costs, resulting from increased oil prices. We believe that these cost pressures may not be alleviated in the near future and could further increase.

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

One component of our business strategy is to grow our business through organic growth and/or, if and when appropriate, acquisitions of lifestyle brands that fit within our business model. Organic growth may be achieved by, among other things, increasing sales in our direct to consumer channels; selling our products in new markets, including international markets; increasing our market share in existing markets, including to existing wholesale customers; and increasing the product offerings within our various operating groups. Successful growth of our business through organic growth and/or acquisitions is subject to, among other things, our ability to implement plans for expanding our existing businesses and to find suitable acquisition candidates at reasonable prices in the future. We may not be successful in this regard, and our inability to grow our business may have a material adverse effect on our business, financial condition, liquidity and results of operations.

Continued challenges with implementing our long-term strategic plans at Ben Sherman could continue to have a material adverse effect on our business and results of operations.

The Ben Sherman brand continues to face challenges due to the recent sluggish economic conditions in the United Kingdom and Europe and missteps in the merchandise mix in our own retail stores during Fiscal 2012. Ben Sherman’s recent results have been exacerbated by a number of related factors, including operational and product assortment issues relating to inventory management, control of expenses, buying and merchandising decisions, pricing decisions and underperformance of retail stores. While we believe that Ben Sherman will have growth opportunities in the long-term if our cost-cutting initiatives at Ben Sherman are effective and the economic conditions in the United Kingdom and Europe continue to improve, there can be no assurances that our actions will be successful. Continued operational or product issues could have a material adverse effect on our business and results of operations.

We may not be successful in identifying locations and negotiating appropriate lease terms for retail stores and restaurants.

An integral part of our strategy has been to develop and operate retail stores and restaurants for certain of our lifestyle brands. Net sales from our retail stores and restaurants were 47% of our consolidated net sales during Fiscal 2013, and we expect to increase the number of our retail stores during Fiscal 2014 and in future years. Most of our retail stores and restaurants are located in shopping malls and lifestyle centers that benefit from the ability of “anchor” retail tenants, generally large department stores, and other area attractions and businesses, to generate sufficient levels of consumer traffic in the vicinity of our stores and restaurants.

We lease all of our retail store and restaurant locations. Successful operation of our retail stores and restaurants depends, in part, on our ability to identify desirable, brand appropriate retail locations, the overall ability of the retail location to attract a consumer base sufficient to make store sales volume profitable, and our ability to negotiate satisfactory lease terms and employ qualified personnel. We compete with other retailers for these favorable store locations, lease terms and desired personnel. If we are unable to identify new locations with consumer traffic sufficient to support a profitable sales level or the local market reception to a new retail store opening is inconsistent with our expectations, retail growth may be limited. Further, any decline in the volume of consumer traffic at our retail stores and restaurants, whether because of general economic conditions, a decline in the popularity of malls or lifestyle centers in general or at those in which we operate, the closing of anchor stores or otherwise, could have a negative impact on our sales, gross margin, and results of operations.

    Our retail store and restaurant leases generally represent long-term financial commitments for which we also incur substantial fixed costs for each location’s design, leasehold improvements, fixtures and systems installation. From time to time, we seek to downsize or close some of our retail store or restaurant operations, which may require a modification or termination of an existing lease; such actions may require payment of exit fees and/or result in fixed asset impairment charges, the amounts of which could be material.

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

In recent years, we opened new Tommy Bahama retail stores in various jurisdictions in Asia and also began operating stores in Australia and Canada, and we anticipate continuing to expand our Tommy Bahama international operations in the future; these efforts may not be successful.

During Fiscal 2012 and Fiscal 2013, we opened six Tommy Bahama retail stores in Asia, which was our initial entry directly operating in these Asian markets, and acquired the Tommy Bahama-related businesses in Australia and Canada, including existing retail stores, from our former licensees. We continue to look for additional locations for retail stores in the Asia-Pacific markets. The continued development of our Tommy Bahama international infrastructure and related store openings has had, and will continue to have, a negative impact on our operating results until we are able to generate sufficient sales in those operations to offset the ongoing infrastructure costs.

We have limited experience with regulatory environments and market practices related to international retail store operations in the Asia-Pacific region, and expanding our operations into these territories requires significant capital investment and long-term commitments, and there are risks associated with doing business in these markets, including understanding fashion trends and satisfying consumer tastes; understanding sizing and fitting in these markets; market acceptance of our products, which is difficult to assess immediately; establishing appropriate logistics functions and operational infrastructure; managing compliance with the various legal requirements; staffing and managing foreign operations; fluctuations in exchange rates; obtaining governmental approvals that may be required to operate; potentially adverse tax implications; local regulations relating to employment and retail and restaurant operations; and maintaining proper levels of inventory. If we are unable to properly manage these risks or if our international expansion efforts do not prove successful, our business, financial condition and results of operations could suffer.

Our geographical concentration of retail stores and wholesale customers for certain of our products exposes us to certain regional risks.

Our retail locations are heavily concentrated in certain geographic areas in the United States, including Florida and California for our Tommy Bahama retail stores (45 out of 120 domestic stores in these states as of February 1, 2014), Florida for our Lilly Pulitzer retail stores (six out of 23 stores as of February 1, 2014), and the United Kingdom for our Ben Sherman retail stores (9 out of 17 stores as of February 1, 2014). Additionally, a significant portion of our wholesale sales for Tommy Bahama, Lilly Pulitzer and Ben Sherman products are concentrated in the same geographic areas as our own retail store locations for these brands. Due to this concentration, we have heightened exposure to factors that impact these regions, including general economic conditions, weather patterns, natural disasters, changing demographics and other factors.

Our business could be harmed if we fail to maintain proper inventory levels.

We schedule production from third party manufacturers based on our expectations for the demand for our products. However, we may be unable to sell the products we have ordered in advance from manufacturers or that we have in our inventory, which may result in inventory markdowns or the sale of excess inventory at discounted prices and through off-price channels. These events could significantly harm our operating results and impair the image of our brands. Conversely, we may not be in a position to order quality products from our manufacturers in a timely manner and/or we may experience inventory shortages as demand for our products increases, which might result in unfilled orders, negatively impact customer relationships, diminish brand loyalty and result in lost sales, any of which could harm our business.

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

We received U.S. dollars for more than 90% of our product sales during Fiscal 2013. The sales denominated in foreign currencies primarily relate to Ben Sherman sales in the United Kingdom and Europe. As we increase our operations in foreign markets, the volume of our sales denominated in foreign currencies would be expected to increase. An increase in the value of the U.S. dollar compared to these other currencies in which we have sales could result in lower levels of sales and earnings in our consolidated statements of operations, although the sales in foreign currencies could be equal to or greater than amounts in prior periods. In addition, to the extent that a stronger U.S. dollar increases costs, and the products are sold in another currency, but the additional cost cannot be passed on to our customers, our gross margins will be negatively impacted.

Labor-related matters, including labor disputes, may adversely affect our operations.

We may be adversely affected as a result of labor disputes in our own operations or in those of third parties with whom we work. Our business depends on our ability to source and distribute products in a timely manner, and our new retail store and restaurant growth is dependent on timely construction of our locations. While we are not subject to any organized labor agreements and have historically enjoyed good employee relations, there can be no assurance that we will not experience work stoppages or other labor problems in the future with our non-unionized employees. In addition, potential labor disputes at independent factories where our goods are produced, shipping ports, or transportation carriers create risks for our business, particularly if a dispute results in work slowdowns, lockouts, strikes or other disruptions during our peak manufacturing, shipping and selling seasons. Further, we plan our inventory purchases and forecasts based on the anticipated timing of retail store and restaurant openings, which could be delayed as a result of a number of factors, including labor disputes among contractors engaged to construct our locations. Any potential labor dispute, either in our own operations or in those of third parties on whom we rely, could materially affect our costs, decrease our sales, harm our reputation or otherwise negatively affect our operations.

The acquisition of new businesses has certain inherent risks, including, for example, strains on our management team and unexpected acquisition costs.

From time to time, we acquire new businesses or product lines when we believe appropriate investment opportunities are available. For example during Fiscal 2012 and Fiscal 2013, we acquired the Tommy Bahama-related businesses in Australia and Canada, respectively, from our former licensees. As a result of acquisitions, we may become responsible for unexpected liabilities that we failed or were unable to discover in the course of performing due diligence. Although we may be entitled to indemnification against undisclosed liabilities from the sellers of the acquired business, we cannot be certain that the indemnification, even if obtained, will be enforceable, collectible or sufficient in amount, scope or duration to fully offset the possible liabilities associated with the business or assets acquired. Any of these liabilities, individually or in the aggregate, could have a material adverse effect on our business, financial condition and results of operations.

In addition, integrating acquired businesses is a complex, time-consuming and expensive process. The integration process for newly acquired businesses could create for us a number of challenges and adverse consequences associated with the integration of product lines, employees, sales teams and outsourced manufacturers; employee turnover, including key management and creative personnel of the acquired and existing businesses; disruption in product cycles for newly acquired product lines; maintenance of acceptable standards, controls, procedures and policies; operating business in new geographic territories; and the impairment of relationships with customers of the acquired and existing businesses. Further, we may not be able to manage the combined operations and assets effectively or realize the anticipated benefits of the acquisition.

We hold licenses for the use of other parties’ brand names, and we cannot guarantee our continued use of such brand names or the quality or salability of such brand names.

We have entered into license and design agreements to use certain trademarks and trade names, such as Kenneth Cole, Dockers, Geoffrey Beene and Ike Behar, to market some of our products. During Fiscal 2013, sales of products bearing brands licensed to us accounted for 7% of our consolidated net sales and 57% of our Lanier Clothes net sales. When we enter into these license and design agreements, they generally provide for short contract durations (typically three to five years); these agreements often include options that we may exercise to extend the term of the contract but, when available, those option rights are subject to our satisfaction of certain contingencies (e.g., minimum sales thresholds) that may be difficult for us to satisfy. Competitive conditions for the right to use popular trademarks means that we cannot guarantee that we will be able to renew these licenses on acceptable terms upon expiration, that the terms of any renewal will not result in operating margin pressures or reduced profitability, or that we will be able to acquire new licenses to use other desirable trademarks. The termination or expiration of a license agreement will cause us to lose the sales and any associated profits generated pursuant to such license and in certain cases could result in an impairment charge for related intangible assets.

Our license agreements generally require us to receive approval from the brand’s owner of all design and other elements of the licensed products we sell prior to production, as well as to receive approval from the brand owner of distribution channels in which we may sell and the manner in which we market and distribute licensed products. Any failure by us to comply with these requirements could result in the termination of the license agreement.

In addition to certain compliance obligations, all of our significant licenses provide minimum thresholds for royalty payments and advertising expenditures for each license year, which we must pay regardless of the level of our sales of the licensed products. If these thresholds are not met, our licensors may be permitted contractually to terminate these agreements or seek payment of minimum royalties even if the minimum sales are not achieved. In addition, our licensors produce their own products and license their trademarks to other third parties, and we are unable to control the quality of these goods that others produce. If licensors or others do not maintain the quality of these trademarks or if the brand image deteriorates, or the licensors otherwise change the parameters of design, pricing, distribution or marketing, our sales and any associated profits generated by such brands may decline.

We make use of debt to finance our operations, which exposes us to risks that could adversely affect our business, financial position and operating results.

Our levels of debt vary as a result of the seasonality of our business, investments in our operations and working capital needs. As of February 1, 2014, we had $137.6 million of borrowings outstanding under our U.S. Revolving Credit Agreement and $4.0 million in borrowings outstanding under our U.K. Revolving Credit Agreement. In the future, our debt levels may increase under our existing facilities or potentially under new facilities, or the terms or forms of our financing arrangements may change.

Our indebtedness includes, and any future indebtedness may include, certain obligations and limitations, including the periodic payment of principal and interest, maintenance of certain covenants and certain other limitations. The negative covenants in our debt agreements limit our ability to incur debt, guaranty certain obligations, incur liens, pay dividends, repurchase common stock, make investments, including the amount we may generally invest in, or use to support, our foreign operations, sell assets, make acquisitions, merge with other companies, or satisfy other debt. These obligations and limitations may increase our vulnerability to adverse economic and industry conditions, place us at a competitive disadvantage compared to our competitors that are less leveraged and limit our flexibility in carrying out our business plan and planning for, or reacting to, changes in the industry in which we operate.

In addition, we have interest rate risk on indebtedness under our U.S. Revolving Credit Agreement and U.K. Revolving Credit Agreement. Our exposure to variable rate indebtedness may increase in the future, based on our debt levels and/or the terms of future financing arrangements. Although from time to time we may enter into hedging arrangements to limit our exposure to interest rate risk, an increase in interest rates may require us to pay a greater amount of our funds from operations towards interest, even if the amount of borrowings outstanding remains the same. As a result, we may have to revise or delay our business plans, reduce or delay capital expenditures or otherwise adjust our plans for operations.

The continued growth of our business, including the completion of potentially desirable acquisitions, also depends on our access to sufficient funds. We typically rely on cash flow from operations and borrowings under our U.S. Revolving Credit Agreement to fund our working capital, capital expenditures and investment activities. As of February 1, 2014, we had $92.6 million in unused availability under our U.S. Revolving Credit Agreement. If the need arises in the future to finance expenditures in excess of those supported by our operations and existing credit facilities, we may need to seek additional funding. Our ability to obtain that financing will depend on many factors, including prevailing market conditions, our financial condition and our ability to negotiate favorable terms and conditions, and the terms of any such financing or our inability to secure such financing could adversely affect our ability to execute our strategies.

Our operations may be affected by changes in weather patterns, natural or man-made disasters, war, terrorism or other catastrophes.

Our sales volume and operations may be adversely affected by unseasonable or severe weather conditions, natural or man-made disasters, war, terrorist attacks, including heightened security measures and responsive military actions, or other catastrophes which may cause consumers to alter their purchasing habits or result in a disruption to our operations. Because of the seasonality of our business, the concentration of a significant proportion of our retail stores and wholesale customers in certain geographic regions, the concentration of our sourcing operations and the concentration of our distribution operations, the occurrence of such events could disproportionately impact our business, financial condition and operating results.

Item 1B.    Unresolved Staff Comments
None.
Item 2.    Properties
We lease and own space for our retail stores, distribution centers, sales/administration office space and manufacturing facilities in various domestic and international locations. We believe that our existing properties are well maintained, are in good operating condition and will be adequate for our present level of operations.

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
As of February 1, 2014, our retail and restaurant operations utilized approximately 0.8 million square feet of leased space in the United States, the United Kingdom, Canada, Australia, Asia and Europe. Each of our retail stores and restaurants is less than 20,000 square feet, and we do not believe that we are dependent upon any individual retail store or restaurant location for our business operations. Our Tommy Bahama, Lilly Pulitzer and Ben Sherman retail stores are operated by the respective management of each operating group, and greater detail about the retail space used by each operating group is included in Part I, Item 1, Business included in this report.
As of February 1, 2014, we also utilized approximately 1.0 million square feet of owned distribution and manufacturing facilities in the United States and Mexico and approximately 0.4 million square feet of leased and owned administrative and sales space in various locations, including the United States, the United Kingdom, Germany, China and Hong Kong. In addition to our owned distribution facilities, we may utilize certain third party warehouse/distribution providers where we do not own or lease any space. Our distribution, manufacturing, administrative and sales facilities provide space for employees and functions used in support of our retail, wholesale and e-commerce operations. Details of the principal administrative, sales, distribution and manufacturing facilities used in our operations, including approximate square footage, are as follows:

Location	Primary Use	Operating Group	Square Footage	Lease Expiration
Seattle, Washington	Sales/administration	Tommy Bahama	80,000	2015
Auburn, Washington	Distribution center	Tommy Bahama	260,000	2015
King of Prussia, Pennsylvania	Sales/administration	Lilly Pulitzer	40,000	Owned
King of Prussia, Pennsylvania	Distribution center	Lilly Pulitzer	65,000	Owned
Toccoa, Georgia	Distribution center	Lanier Clothes	310,000	Owned
Merida, Mexico	Manufacturing plant	Lanier Clothes	80,000	Owned
London, England	Sales/administration	Ben Sherman	20,000	2024
Lurgan, Northern Ireland	Sales/administration	Ben Sherman	10,000	Owned
Atlanta, Georgia	Sales/administration	Corporate and Other and Lanier Clothes	30,000	2023
Lyons, Georgia	Sales/administration	Corporate and Other and Ben Sherman	90,000	Owned
Lyons, Georgia	Distribution center	Corporate and Other and Ben Sherman	330,000	Owned
New York, New York	Sales/administration	Various	40,000	Various
Hong Kong	Sales/administration	Various	20,000	Various
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

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market and Dividend Information
Our common stock is listed and traded on the New York Stock Exchange under the symbol "OXM." As of March 14, 2014, there were 279 record holders of our common stock. The following table sets forth the high and low sale prices and quarter-end closing prices of our common stock as reported on the New York Stock Exchange for the quarters indicated. Additionally, the table indicates the dividends per share declared on shares of our common stock by our Board of Directors for each quarter.

	High	Low	Close	Dividends
Fiscal 2013
Fourth Quarter	$82.16	$69.62	$75.47	$0.18
Third Quarter	$72.25	$61.10	$69.84	$0.18
Second Quarter	$69.09	$57.86	$68.20	$0.18
First Quarter	$60.71	$42.19	$60.61	$0.18
Fiscal 2012
Fourth Quarter	$57.97	$43.69	$49.61	$0.15
Third Quarter	$59.36	$41.09	$53.90	$0.15
Second Quarter	$50.44	$39.12	$44.24	$0.15
First Quarter	$52.64	$43.87	$49.44	$0.15
On March 25, 2014, our Board of Directors approved a cash dividend of $0.21 per share payable on May 2, 2014 to shareholders of record as of the close of business on April 17, 2014. Although we have paid dividends in each quarter since we became a public company in July 1960, we may discontinue or modify dividend payments at any time if we determine that other uses of our capital, including payment of outstanding debt, repurchases of outstanding shares, funding of acquisitions or funding of capital expenditures, may be in our best interest; if our expectations of future cash flows and future cash needs outweigh the ability to pay a dividend; or if the terms of our credit facilities, other debt instruments, contingent consideration arrangements or applicable law limit our ability to pay dividends. We may borrow to fund dividends in the short-term based on our expectation of operating cash flows in future periods subject to the terms and conditions of our credit facilities or other debt instruments and applicable law. All cash flow from operations will not necessarily be paid out as dividends in all periods.
For details about limitations on our ability to pay dividends, see Note 5 of our consolidated financial statements and Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, both contained in this report.
Recent Sales of Unregistered Securities
We did not sell any unregistered equity securities during Fiscal 2013.
Purchases of Equity Securities by the Issuer and Affiliated Purchases
We have certain stock incentive plans as described in Note 7 to our consolidated financial statements included in this report, all of which are publicly announced plans. Under the plans, we can repurchase shares from employees to cover employee tax liabilities related to the vesting of previously restricted shares. We did not repurchase any of our common shares pursuant to these plans during the fourth quarter of Fiscal 2013.
In Fiscal 2012, our Board of Directors authorized us to spend up to $50 million to repurchase shares of our common stock. This authorization superseded and replaced all previous authorizations to repurchase shares of our common stock and has no automatic expiration. As of February 1, 2014, no shares of our common stock had been repurchased pursuant to this authorization.
Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this Item 5 of Part II will appear in our definitive proxy statement under the heading "Equity Compensation Plan Information" and is incorporated herein by reference.
Stock Price Performance Graph
The graph below reflects cumulative total shareholder return (assuming an initial investment of $100 and the reinvestment of dividends) on our common stock compared to the cumulative total return for a period of five years, beginning January 31, 2009 and ending February 1, 2014, of:

•	The S&P SmallCap 600 Index; and

•	The S&P 500 Apparel, Accessories and Luxury Goods.

		INDEXED RETURNS
	Base	Years Ending
	Period
Company / Index	1/31/09	1/30/10	1/29/11	1/28/12	2/02/13	2/01/14
Oxford Industries, Inc.	100	275.54	375.47	785.80	801.73	1232.91
S&P SmallCap 600 Index	100	138.97	180.75	196.91	228.46	290.21
S&P 500 Apparel, Accessories & Luxury Goods	100	188.96	259.62	370.73	344.55	399.86

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

	Fiscal 2013	Fiscal 2012	Fiscal 2011	Fiscal 2010	Fiscal 2009
	(In millions, except per share amounts)
Net sales	$917.1	$855.5	$758.9	$603.9	$585.3
Cost of goods sold	403.5	386.0	345.9	276.5	294.5
Gross profit	513.6	469.5	413.0	327.4	290.8
SG&A	447.6	410.7	358.6	302.0	283.7
Change in fair value of contingent consideration	0.3	6.3	2.4	0.2	—
Royalties and other operating income	19.0	16.4	16.8	15.4	11.8
Operating income	84.7	69.0	68.8	40.7	18.9
Loss on repurchase of senior notes	—	(9.1)	(9.0)	—	(1.8)
Interest expense, net	4.2	8.9	16.3	19.9	18.7
Earnings (loss) from continuing operations before income taxes	80.5	50.9	43.5	20.8	(1.6)
Income taxes (benefit)	35.2	19.6	14.3	4.5	(2.9)
Earnings from continuing operations	45.3	31.3	29.2	16.2	1.4
Earnings, including gain on sale, from discontinued operations, net of taxes	—	—	0.1	62.4	13.2
Net earnings	$45.3	$31.3	$29.4	$78.7	$14.6
Diluted earnings from continuing operations per share	$2.75	$1.89	$1.77	$0.98	$0.09
Diluted earnings from discontinued operations per share, including the gain on sale in Fiscal 2010	$—	$—	$0.01	$3.77	$0.81
Diluted net earnings per share	$2.75	$1.89	$1.78	$4.75	$0.90
Diluted weighted average shares outstanding	16.5	16.6	16.5	16.6	16.3
Dividends declared and paid	$11.9	$9.9	$8.6	$7.3	$5.9
Dividends declared and paid per share	$0.72	$0.60	$0.52	$0.44	$0.36
Total assets, at period-end	$627.3	$556.1	$509.2	$558.5	$425.2
Long-term debt at period-end	$137.6	$108.6	$103.4	$147.1	$146.4
Shareholders' equity, at period-end	$260.2	$229.8	$204.1	$180.0	$104.4
Net cash provided by operating activities	$52.7	$67.1	$44.2	$35.7	$61.0
Capital expenditures	$43.4	$60.7	$35.3	$13.3	$11.3
Depreciation and amortization included in earnings from continuing operations	$33.9	$26.3	$27.2	$19.2	$22.6
Stock compensation expense included in earnings from continuing operations	$1.7	$2.8	$2.2	$4.5	$4.0
LIFO accounting charges included in earnings from continuing operations	$—	$4.0	$5.8	$3.8	$4.9
Book value per share at period-end	$15.85	$13.85	$12.35	$10.90	$6.34
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our operations, cash flows, liquidity and capital resources should be read in conjunction with our consolidated financial statements contained in this report.
OVERVIEW
We generate revenues and cash flow primarily through our design, sourcing, marketing and distribution of branded apparel products bearing the trademarks of our owned lifestyle brands, as well as certain licensed and private label apparel products. We distribute our products through our direct to consumer channels, including our retail stores, e-commerce sites and restaurants, and our wholesale distribution channel, which includes better department stores, specialty stores, national chains, specialty catalogs, mass merchants, warehouse clubs and Internet retailers. In Fiscal 2013, more than 90% of our consolidated net sales were to customers located in the United States, with the sales outside the United States primarily being sales of our Ben Sherman products in the United Kingdom and Europe as well as sales of our Tommy Bahama product in the Asia-Pacific region and Canada. We source substantially all of our products through third party manufacturers located outside of the United States.

Our business strategy is to develop and market compelling lifestyle brands and products that evoke a strong emotional response from our target consumers. We strive to exploit the potential of our existing brands and products and, as suitable opportunities arise, we may acquire additional lifestyle brands that we believe fit within our business model. We believe that lifestyle branded products that create an emotional connection with consumers can command greater customer loyalty and higher price points at retail, resulting in higher earnings. We also believe a successful lifestyle brand opens up greater opportunities for direct to consumer operations as well as licensing opportunities in product categories beyond our core business.

We operate in highly competitive domestic and international markets in which numerous U.S.-based and foreign apparel firms compete. No single apparel firm or small group of apparel firms dominates the apparel industry and our direct competitors vary by operating group and distribution channel. We believe that the principal competitive factors in the apparel industry are the reputation, value and image of brand names; design; consumer preference; price; quality; marketing; and customer service. We believe that our ability to compete successfully in styling and marketing is directly related to our proficiency in foreseeing changes and trends in fashion and consumer preference, and presenting appealing products for consumers. In some instances, a retailer that is our customer may compete directly with us by offering certain of its own competing products in its own retail stores. Additionally, the apparel industry is cyclical and dependent upon the overall level of discretionary consumer spending, which changes as regional, domestic and international economic conditions change. Often, negative economic conditions have a longer and more severe impact on the apparel and retail industry than these conditions have on other industries.

We believe the global economic conditions and resulting economic uncertainty that have prevailed in recent years continue to impact each of our operating groups, and the apparel industry as a whole. Although some signs of economic improvements exist, the retail environment remains very promotional and economic uncertainty remains. We anticipate that sales of our products may continue to be negatively impacted as long as there is an elevated level of economic uncertainty in geographies in which we operate. Additionally, we have been impacted in recent years by pricing pressures on raw materials, fuel, transportation, labor and other costs necessary for the production and sourcing of apparel products, which continued in Fiscal 2013.

We believe that our Tommy Bahama and Lilly Pulitzer lifestyle brands have significant opportunities for long-term growth in their direct to consumer businesses through expansion of our retail store operations, as we add additional retail store locations, and increases in same store and e-commerce sales, with e-commerce likely to grow at a faster rate than retail store operations. We also believe that these lifestyle brands provide an opportunity for moderate sales increases in their wholesale businesses in the long-term primarily from our current customers adding to their existing door count and the selective addition of new wholesale customers who generally follow a full-price retail model. We believe that we must continue to invest in our Tommy Bahama and Lilly Pulitzer lifestyle brands in order to take advantage of their long-term growth opportunities. Investments include capital expenditures primarily related to the direct to consumer operations such as retail store build-out and distribution center and technology enhancements as well as increased employment, advertising and other costs in key functions to provide future net sales growth and support the ongoing business operations. We expect that the investments will continue to put downward pressure on our operating margins in the near future until we have sufficient sales to leverage the operating costs.

We believe that there are opportunities for modest sales growth for Lanier Clothes through new product programs, including pants; however, we also believe that the tailored clothing environment will continue to be very challenging, which may negatively impact net sales, operating income and operating margin. The Ben Sherman lifestyle brand has faced challenges in recent years with sales and operating results on a downward trajectory. During Fiscal 2013, we appointed a new CEO and strengthened the management team of the brand, refocused the business on its core consumer, reduced operating expenses and improved the operation of the Ben Sherman retail stores. Much work remains to generate satisfactory financial results in the long-term; however, we believe, as a result of these actions, that Ben Sherman has ample opportunities to increase sales and thereby generate significantly improved operating results in the future.

We continue to believe that it is important to maintain a strong balance sheet and liquidity. We believe that our positive cash flow from operations coupled with the strength of our balance sheet and liquidity will provide us with ample resources to fund future investments in our lifestyle brands. In the future, we may add additional lifestyle brands to our portfolio, if we identify appropriate targets which meet our investment criteria; however, we believe that we have significant opportunities to appropriately deploy our capital and resources in our existing lifestyle brands.
The following table sets forth our consolidated operating results (in thousands, except per share amounts) for the 52-week Fiscal 2013 compared to the 53-week Fiscal 2012 :

	Fiscal 2013	Fiscal 2012
Net sales	$917,097	$855,542
Operating income	$84,670	$68,971
Net earnings	$45,291	$31,317
Net earnings per diluted share	$2.75	$1.89

The primary reasons for the higher earnings in Fiscal 2013 were:

•	Net sales increases in excess of 10% in both the Tommy Bahama and Lilly Pulitzer operating groups;

•
Fiscal 2012 including a charge of $9.1 million related to a loss on the repurchase of senior notes, which resulted from our July 2012 redemption of the remaining $105 million in aggregate principal amount of our 11.375% Senior Secured Notes ("Senior Secured Notes") primarily using borrowings under our U.S. Revolving Credit Agreement, with no loss on repurchase of senior notes in Fiscal 2013;

•	A $6.0 million reduction in the charge for the change in the fair value of contingent consideration in Fiscal 2013;

•
A $4.8 million reduction in interest expense in Fiscal 2013 to $4.2 million primarily due to our borrowing at lower interest rates for the first half of Fiscal 2013 compared to the first half of Fiscal 2012 as a result of our July 2012 Senior Secured Notes redemption;

•	A $4.1 million reduction in the LIFO accounting charge in Fiscal 2013 as there was no significant LIFO accounting impact in Fiscal 2013;

•	SG&A reductions in Ben Sherman, primarily due to certain cost savings initiatives, and Corporate and Other, primarily due to lower incentive compensation amounts earned; and

•	Fiscal 2013 including a $1.6 million gain on the sale of property and equipment.

These items were partially offset by:

•
An increase in SG&A for Tommy Bahama and Lilly Pulitzer which was primarily due to $30.8 million of incremental SG&A associated with the operation of retail stores opened in Fiscal 2013 and Fiscal 2012 and other SG&A increases to support the growing Tommy Bahama and Lilly Pulitzer businesses;

•	A $14.7 million decrease in net sales in Ben Sherman;

•
Our effective tax rate increasing to 43.7% in Fiscal 2013 compared to 38.5% in Fiscal 2012; although both years reflect the unfavorable impact of foreign losses for which we were not able to recognize an income tax benefit and the favorable impact of a decrease in the enacted tax rate in the United Kingdom, Fiscal 2012 also benefited from certain other favorable discrete items which reduced the effective tax rate; and

•
$2.1 million of charges in the aggregate incurred in Fiscal 2013 related to an inventory step-up charge and amortization of intangible assets as a result of our acquisition of the Tommy Bahama operations in Canada in the second quarter of Fiscal 2013.

OPERATING GROUPS
Our business is primarily operated through our four operating groups: Tommy Bahama, Lilly Pulitzer, Lanier Clothes and Ben Sherman. We identify our operating groups based on the way our management organizes the components of our business for purposes of allocating resources and assessing performance. Our operating group structure reflects a brand-focused management approach, emphasizing operational coordination and resource allocation across each brand's direct to consumer, wholesale and licensing operations.
Tommy Bahama designs, sources, markets and distributes men's and women's sportswear and related products. The target consumers of Tommy Bahama are primarily affluent men and women age 35 and older who embrace a relaxed and casual approach to daily living. Tommy Bahama products can be found in our Tommy Bahama stores and on our Tommy Bahama e-commerce website, tommybahama.com, as well as in better department stores and independent specialty stores throughout the United States. We also operate Tommy Bahama restaurants and license the Tommy Bahama name for various product categories.
Lilly Pulitzer designs, sources and distributes upscale collections of women's and girl's dresses, sportswear and related products. Lilly Pulitzer was originally created in the late 1950's and is an affluent brand with a heritage and aesthetic based on the Palm Beach resort lifestyle. The brand is somewhat unique among women's brands in that it has demonstrated multi-generational appeal, including young women in college or recently graduated from college; young mothers with their daughters; and women who are not tied to the academic calendar. Lilly Pulitzer products can be found in our owned Lilly Pulitzer stores, in Lilly Pulitzer Signature Stores and on our Lilly Pulitzer website, lillypulitzer.com, as well as in better department stores and independent specialty stores. We also license the Lilly Pulitzer name for various product categories.
Lanier Clothes designs, sources and markets branded and private label men's tailored clothing, including suits, sportcoats, suit separates and dress slacks across a wide range of price points, with the majority of the business at moderate price points. The majority of our Lanier Clothes branded products are sold under certain trademarks licensed to us by third parties. Licensed brands include Kenneth Cole, Dockers, Geoffrey Beene and Ike Behar. Additionally, we design and market products for our owned Billy London, Arnold Brant and Oxford Republic brands. In addition to the branded businesses, Lanier Clothes designs and sources private label tailored clothing products for certain customers. Our Lanier Clothes products are sold to national chains, department stores, specialty stores, specialty catalog retailers, warehouse clubs and discount retailers throughout the United States.
Ben Sherman is a London-based designer, marketer and distributor of men's branded sportswear and related products. Ben Sherman was established in 1963 as an edgy shirt brand that was adopted by the "Mods" and has throughout its history been inspired by what is new and current in British art, music, culture and style. The brand has evolved into a British lifestyle brand of apparel targeted at style conscious men ages 25 to 40 in markets throughout the world. Ben Sherman products can be found in better department stores, a variety of independent specialty stores and our owned and licensed Ben Sherman retail stores, as well as on Ben Sherman e-commerce websites. We also license the Ben Sherman name for various product categories.
Corporate and Other is a reconciling category for reporting purposes and includes our corporate offices, substantially all financing activities, elimination of inter-segment sales, LIFO inventory accounting adjustments, other costs that are not allocated to the operating groups and operations of our other businesses which are not included in our four operating groups, including our Oxford Golf and Lyons, Georgia distribution center operations. LIFO inventory calculations are made on a legal entity basis which does not correspond to our operating group definitions; therefore, LIFO inventory accounting adjustments are not allocated to operating groups.
For further information regarding our operating groups, see Note 10 to our consolidated financial statements and Part I, Item 1, Business, both included in this report.

COMPARABLE STORE SALES
We often disclose comparable store sales in order to provide additional information regarding changes in our results of operations between periods. Our disclosures of comparable store sales include net sales from full-price stores and our e-commerce sites, excluding sales associated with e-commerce flash clearance sales. We believe that given the similar nature and process of inventory planning, allocation and return policy, as well as our cross-channel marketing and other initiatives, for the direct to consumer channel, the inclusion of our e-commerce sites in the comparable store sales disclosures is a more meaningful way of reporting our comparable store sales results. For our comparable store sales disclosures, we exclude (1) outlet store sales, warehouse sales and amounts related to e-commerce flash clearance sales, as those sales are used primarily to liquidate end of season inventory, which may vary significantly depending on the level of end of season inventory on hand and generally occurs at lower gross margins than our full-price direct to consumer sales and (2) restaurant sales as we do not believe that the inclusion of restaurant sales is meaningful in assessing our consolidated results of operations. Comparable store sales information, which reflects net sales, includes shipping and handling revenues, if any, associated with product sales.

For purposes of our disclosures, we consider a comparable store to be, in addition to our e-commerce sites, a physical full-price retail store that was owned and open as of the beginning of the prior fiscal year and which did not during the relevant periods, and is not within the current fiscal year scheduled to, have (1) a remodel resulting in the store being closed for an extended period of time (which we define as a period of two weeks or longer), (2) a greater than 15% change in the size of the retail space due to expansion, reduction or relocation to a new retail space, (3) a relocation to a new space that was significantly different from the prior retail space, or (4) a closing or opening of a Tommy Bahama restaurant adjacent to the retail store. For those stores which are excluded from comparable stores based on the preceding sentence, the stores continue to be excluded from comparable store sales until the criteria for a new store is met subsequent to the remodel, relocation or restaurant closing or opening. Generally, a store that is remodeled will continue to be included in our comparable store metrics as a store is not typically closed for a two week period during a remodel. However, a store that is relocated generally will not be included in our comparable store metrics until that store has been open in the relocated space for the entirety of the prior fiscal year as the size or other characteristics of the store typically change significantly from the prior location. Additionally, any stores that were closed during the prior fiscal year or which we plan to close or vacate in the current fiscal year are excluded from the definition of comparable stores.

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

	Fiscal 2013		Fiscal 2012		Fiscal 2011
Net sales	$917,097	100.0%	$855,542	100.0%	$758,913	100.0%
Cost of goods sold	403,523	44.0%	385,985	45.1%	345,944	45.6%
Gross profit	513,574	56.0%	469,557	54.9%	412,969	54.4%
SG&A	447,645	48.8%	410,737	48.0%	358,582	47.2%
Change in fair value of contingent consideration	275	—%	6,285	0.7%	2,400	0.3%
Royalties and other operating income	19,016	2.1%	16,436	1.9%	16,820	2.2%
Operating income	84,670	9.2%	68,971	8.1%	68,807	9.1%
Interest expense, net	4,169	0.5%	8,939	1.0%	16,266	2.1%
Loss on repurchase of senior notes	—	—%	9,143	1.1%	9,017	1.2%
Earnings from continuing operations before income taxes	80,501	8.8%	50,889	5.9%	43,524	5.7%
Income taxes	35,210	3.8%	19,572	2.3%	14,281	1.9%
Earnings from continuing operations	$45,291	4.9%	$31,317	3.7%	$29,243	3.9%
FISCAL 2013 COMPARED TO FISCAL 2012
The discussion and tables below compare certain line items included in our statements of earnings for Fiscal 2013, which included 52 weeks, to Fiscal 2012, which included 53 weeks. Each dollar and percentage change provided reflects the change between these periods unless indicated otherwise. Each dollar and share amount included in the tables is in thousands except for per share amounts. Individual line items of our consolidated statements of earnings may not be directly comparable to those of our competitors, as classification of certain expenses may vary by company.

Net Sales

	Fiscal 2013	Fiscal 2012	$ Change	% Change
Tommy Bahama	$584,941	$528,639	$56,302	10.7%
Lilly Pulitzer	137,943	122,592	15,351	12.5%
Lanier Clothes	109,530	107,272	2,258	2.1%
Ben Sherman	67,218	81,922	(14,704)	(17.9)%
Corporate and Other	17,465	15,117	2,348	15.5%
Total	$917,097	$855,542	$61,555	7.2%

Consolidated net sales increased $61.6 million, or 7.2%, in Fiscal 2013 compared to Fiscal 2012 primarily due to the net sales increases at Tommy Bahama and Lilly Pulitzer, which were partially offset by decreased net sales at Ben Sherman, each as discussed below. Further, as direct to consumer sales grew at a faster rate than wholesales sales, net sales in the direct to consumer channel of distribution represented a greater percentage of consolidated net sales in Fiscal 2013 as compared to Fiscal 2012, as presented below:

	Fiscal 2013	Fiscal 2012
Full price retail stores and outlets	40%	37%
E-commerce	12%	10%
Restaurant	7%	7%
Wholesale	41%	46%
Total	100%	100%

Tommy Bahama:

The Tommy Bahama sales increase of $56.3 million, or 10.7%, was primarily driven by (1) a net sales increase of $38.0 million associated with North American direct to consumer operations that were not comparable between periods, (2) a $17.5 million, or 7%, increase in comparable store sales to $254.0 million in the 52-week Fiscal 2013 compared to $236.5 million in the 53-week Fiscal 2012, (3) a net sales increase of $7.7 million attributable to the expansion of our Tommy Bahama direct to consumer operations in the Asia-Pacific region and (4) a $4.1 million increase in North American restaurant sales. The $38.0 million of sales associated with North American direct to consumer operations which were not comparable between periods include the sales associated with (1) domestic retail and outlet stores opened during Fiscal 2013 and Fiscal 2012, (2) our Canadian retail store operations which were acquired during the second quarter of Fiscal 2013 and (3) Tommy Bahama's initial e-commerce flash clearance sale, which occurred in January 2014. The increases in sales were partially offset by (1) a $8.5 million net sales decrease in the North American wholesale business, primarily resulting from reductions in orders from certain wholesale customers, and (2) a $2.5 million decrease in sales in outlet stores that were open for all of Fiscal 2012 and Fiscal 2013. The following table presents the proportion of net sales by distribution channel for Tommy Bahama for each period presented:

	Fiscal 2013	Fiscal 2012
Full price retail stores and outlets	51%	48%
E-commerce	13%	11%
Restaurant	10%	10%
Wholesale	26%	31%
Total	100%	100%
As of February 1, 2014, Tommy Bahama operated 141 retail stores compared to 113 retail stores as of February 2, 2013.

Lilly Pulitzer:

The Lilly Pulitzer sales increase of $15.4 million, or 12.5%, was primarily driven by (1) a net sales increase of $6.7 million associated with retail stores opened in Fiscal 2013 and Fiscal 2012, (2) a $4.4 million, or 9%, increase in comparable store sales to $51.7 million in the 52-week Fiscal 2013 compared to $47.4 million in the 53-week Fiscal 2012, (3) a wholesale sales increase of $2.4 million and (4) $2.1 million of higher e-commerce flash clearance sales in Fiscal 2013. The following table presents the proportion of net sales by distribution channel for Lilly Pulitzer for each period presented:

	Fiscal 2013	Fiscal 2012
Full price retail stores	32%	30%
E-commerce	25%	24%
Wholesale	43%	46%
Total	100%	100%
As of February 1, 2014, Lilly Pulitzer operated 23 retail stores compared to 19 retail stores as of February 2, 2013.
Lanier Clothes:

The increase in net sales for Lanier Clothes of $2.3 million, or 2.1%, was due to a $4.7 million increase in net sales in the private label business, partially offset by a decrease in net sales in the branded business. The increase in the private label business was primarily driven by a new pants program for a warehouse club customer in Fiscal 2013 which offset decreases in other private label programs. The decrease in the branded business was primarily due to reduced volume in or exit from certain programs and softness in the business of certain of our customers.

Ben Sherman:

Net sales for Ben Sherman decreased by $14.7 million, or 17.9%, in Fiscal 2013 compared to Fiscal 2012 , due to a $14.2 million decline in wholesale sales and a slight decline in direct to consumer net sales in Fiscal 2013. The lower wholesale sales reflect (1) our exit from certain wholesale accounts in the United Kingdom and the United States and (2) lower amounts of off-price sales. The following table presents the proportion of net sales by distribution channel for Ben Sherman for each period presented:

	Fiscal 2013	Fiscal 2012
Direct to Consumer	46%	38%
Wholesale	54%	62%
Total	100%	100%
As of February 1, 2014, Ben Sherman operated 17 retail stores compared to 19 retail stores as of February 2, 2013.

Corporate and Other:

Corporate and Other net sales primarily consisted of the net sales of our Oxford Golf and our Lyons, Georgia distribution center businesses. The $2.3 million increase in the net sales for Corporate and Other was primarily driven by higher net sales in our Oxford Golf business during Fiscal 2013.

Gross Profit

The table below presents gross profit by operating group and in total for Fiscal 2013 and Fiscal 2012 as well as the change between those two periods. Our gross profit and gross margin, which is calculated as gross profit divided by net sales, may not be directly comparable to those of our competitors, as statement of operations classification of certain expenses may vary by company.

	Fiscal 2013	Fiscal 2012	$ Change	% Change
Tommy Bahama	$358,930	$321,920	$37,010	11.5%
Lilly Pulitzer	84,845	76,842	8,003	10.4%
Lanier Clothes	30,552	30,264	288	1.0%
Ben Sherman	32,094	39,430	(7,336)	(18.6)%
Corporate and Other	7,153	1,101	6,052	NM
Total gross profit	$513,574	$469,557	$44,017	9.4%
LIFO (credit) charge included in Corporate and Other	$(27)	$4,043
Inventory step-up charge included in Tommy Bahama associated with Tommy Bahama Canada acquisition	$707	$—

The increase in consolidated gross profit was primarily due to the higher net sales as discussed above. In addition to the impact of changes in net sales, gross profit on a consolidated basis and for each operating group were impacted by the change in sales mix and changes in gross margin by operating group, as discussed below. The table below presents gross margin by operating group and in total for Fiscal 2013 and Fiscal 2012.

	Fiscal 2013	Fiscal 2012
Tommy Bahama	61.4%	60.9%
Lilly Pulitzer	61.5%	62.7%
Lanier Clothes	27.9%	28.2%
Ben Sherman	47.7%	48.1%
Corporate and Other	NM	NM
Consolidated gross margin	56.0%	54.9%

On a consolidated basis, the increase in gross margin from Fiscal 2013 to Fiscal 2012 was primarily due to (1) Fiscal 2012 including a $4.0 million charge for LIFO accounting with no significant LIFO accounting charge in Fiscal 2013 and (2) a change in the sales mix. The change in sales mix in Fiscal 2013 included (1) Tommy Bahama and Lilly Pulitzer, which typically have higher gross margins than our other operating groups, representing a greater proportion of our consolidated net sales and (2) direct to consumer sales, which generally have higher gross margins than wholesale sales, making up a larger proportion of the Tommy Bahama and Lilly Pulitzer sales. These items, which favorably impacted gross margins, were partially offset by the $0.7 million impact of the inventory step-up charge in Fiscal 2013 associated with the Tommy Bahama Canada acquisition.

Tommy Bahama:

The higher gross margin at Tommy Bahama was primarily due to the change in the proportion of sales in each distribution channel as sales in the direct to consumer distribution channel, which typically have higher gross margins than the wholesale distribution channel, represented a greater proportion of Tommy Bahama’s net sales in Fiscal 2013. This change in sales mix was partially offset by the negative impact of the $0.7 million charge related to the Tommy Bahama Canada acquisition recognized in cost of goods sold in Fiscal 2013. We do not anticipate any charges for inventory step-up beyond Fiscal 2013 related to this acquisition.

Lilly Pulitzer:

The decrease in gross margin for Lilly Pulitzer in Fiscal 2013 as compared to Fiscal 2012 was primarily driven by (1) a change in sales mix with sportswear, which generally has lower gross margins, representing a greater proportion of Lilly Pulitzer sales in Fiscal 2013, (2) more promotions in our direct to consumer operations in order to move a greater amount of remaining spring inventory, (3) our e-commerce operations offering free shipping on a more frequent basis and (4) larger e-commerce flash clearance sales in Fiscal 2013 than in the prior year, with these sales typically having a gross margin more in line with wholesale sales than direct to consumer sales. The negative gross margin impact of these factors exceeded the positive impact of the change in sales mix towards direct to consumer sales for Lilly Pulitzer.

Lanier Clothes:

The gross margin at Lanier Clothes decreased in Fiscal 2013 from the prior year primarily as a result of a change in sales mix towards private label programs. Private label products, including the new pants program, generally have lower gross margins than branded product sales.

Ben Sherman:

The decrease in gross margin at Ben Sherman reflects (1) a higher proportion of off-price sales in the wholesale business as full-price wholesale sales decreased by a greater proportion than off-price sales and (2) heavier promotions in the direct to consumer business. The heavier promotions and the higher proportion of off-price sales, which were necessary to liquidate certain inventory, primarily resulted from a merchandising misstep in the second half of Fiscal 2012. These negative factors offset the positive gross margin impact of the change in the sales mix with direct to consumer sales representing a larger proportion of Ben Sherman sales in Fiscal 2013.

Corporate and Other:

The gross profit in Corporate and Other in each period primarily reflects the impact on gross profit of our Oxford Golf and Lyons, Georgia distribution center operations and the impact of LIFO accounting adjustments. The increase in the gross profit for Corporate and Other was primarily due to (1) Fiscal 2012 being impacted by a $4.0 million LIFO accounting charge with no significant LIFO accounting charge in Fiscal 2013 and (2) higher sales and gross margin in the Oxford Golf business in Fiscal 2013.

SG&A

	Fiscal 2013	Fiscal 2012	$ Change	% Change
SG&A	447,645	410,737	$36,908	9.0%
SG&A (as a % of net sales)	48.8%	48.0%
Amortization of intangible assets included in Tommy Bahama associated with Tommy Bahama Canada acquisition	$1,377	$—

The increase in SG&A was primarily due to (1) $30.8 million of incremental SG&A in Fiscal 2013 associated with operating additional Tommy Bahama retail stores and restaurants and Lilly Pulitzer retail stores and (2) higher costs to support the growing Tommy Bahama and Lilly Pulitzer businesses. The increases in SG&A for Tommy Bahama and Lilly Pulitzer were partially offset by SG&A reductions in Ben Sherman and Corporate and Other. SG&A for Fiscal 2012 was unfavorably impacted by the inclusion of a 53rd week, which we estimate resulted in an additional $7 million of SG&A. Further, SG&A was impacted by $7.2 million reduction in incentive compensation in Fiscal 2013 as compared to Fiscal 2012, primarily reflecting lower incentive compensation for both Tommy Bahama and Corporate and Other.

SG&A included $2.2 million of amortization of intangible assets in Fiscal 2013 compared to $1.0 million in Fiscal 2012 with the increase primarily being $1.4 million of amortization associated with the intangible assets acquired as part of the Tommy Bahama Canada acquisition. We anticipate that amortization of intangible assets for Fiscal 2014 will be approximately $2.5 million with approximately $2.0 million of the amortization reflecting amortization of the intangible assets acquired as part of the Tommy Bahama Canada acquisition.

Change in fair value of contingent consideration

	Fiscal 2013	Fiscal 2012	$ Change	% Change
Change in fair value of contingent consideration included in Lilly Pulitzer	$275	$6,285	$(6,010)	(95.6)%

In connection with our acquisition of the Lilly Pulitzer brand and operations in Fiscal 2010, we entered into a contingent consideration agreement with the sellers, under which we are obligated to pay certain contingent consideration amounts based on the achievement of certain performance criteria by our Lilly Pulitzer operating group, which payments may be as much as $20 million in the aggregate over the four years subsequent to the acquisition. In accordance with GAAP, we have recognized a liability in our consolidated balance sheets for the fair value of this liability at each balance sheet date. Generally, this liability increases in fair value as we approach the date of anticipated payment, resulting in a charge to our consolidated statements of earnings during that period. Further, if we determine that the probability of the amounts being earned changes, it would impact our assessment of the fair value in our consolidated balance sheet, resulting in a charge or income in our consolidated statement of earnings at that time. Thus, change in fair value of contingent consideration reflects the current period impact of the change in the fair value of any contingent consideration obligations.
The $6.0 million decrease in the charge for the change in fair value of contingent consideration during Fiscal 2013 was primarily a result of Fiscal 2012 including a a significant increase in the fair value of the contingent consideration, while Fiscal 2013 generally only reflected the passage of time as we approach the anticipated payments. During Fiscal 2012, we increased the fair value of the contingent consideration by $6.3 million to reflect not only the passage of time, but also our determination that the certainty of the payment of the contingent consideration related to the Lilly Pulitzer acquisition was more probable than we had determined in prior years based on our consideration of, among other things, (1) the Fiscal 2011 and Fiscal 2012 operating results of the Lilly Pulitzer operating group, (2) projected operating results for Lilly Pulitzer for Fiscal 2013 and Fiscal 2014, (3) the operating results criteria for the Fiscal 2013 and Fiscal 2014 amounts to be earned and (4) the shorter remaining term of the contingent consideration agreement. We anticipate that the change in contingent consideration for Fiscal 2014 will be approximately $0.3 million.
Royalties and other operating income

	Fiscal 2013	Fiscal 2012	$ Change	% Change
Royalties and other operating income	$19,016	$16,436	$2,580	15.7%
Gain on sale of real estate included in Corporate and Other	$1,611	$—

Royalties and other operating income in Fiscal 2013 increased by $2.6 million primarily due to (1) Fiscal 2013 including a gain on sale of real estate of $1.6 million, (2) higher royalty income for both Tommy Bahama and Lilly Pulitzer and (3) higher other income in Corporate and Other. These increases were partially offset by lower royalty income for Ben Sherman in Fiscal 2013. Royalty and other operating income primarily consists of royalty income received from third parties from the licensing of our Tommy Bahama, Ben Sherman and Lilly Pulitzer brands.

Operating income (loss)

	Fiscal 2013	Fiscal 2012	$ Change	% Change
Tommy Bahama	$72,207	$69,454	$2,753	4.0%
Lilly Pulitzer	25,951	20,267	5,684	28.0%
Lanier Clothes	10,828	10,840	(12)	(0.1)%
Ben Sherman	(13,131)	(10,898)	(2,233)	(20.5)%
Corporate and Other	(11,185)	(20,692)	9,507	45.9%
Total operating income	$84,670	$68,971	$15,699	22.8%
LIFO (credit) charge included in Corporate and Other	$(27)	$4,043
Inventory step-up charge included in Tommy Bahama associated with Tommy Bahama Canada acquisition	$707	$—
Amortization of intangible assets included in Tommy Bahama associated with Tommy Bahama Canada acquisition	$1,377	$—
Change in fair value of contingent consideration included in Lilly Pulitzer	$275	$6,285
Gain on sale of real estate included in Corporate and Other	$(1,611)	$—

Operating income, on a consolidated basis, was $84.7 million in Fiscal 2013 compared to $69.0 million in Fiscal 2012. The 22.8% increase in operating income was primarily due to the improved operating income in Corporate and Other, Lilly Pulitzer and Tommy Bahama, partially offset by the higher operating loss in Ben Sherman. Changes in operating income by operating group are discussed below.

Tommy Bahama:

	Fiscal 2013	Fiscal 2012	$ Change	% Change
Net sales	$584,941	$528,639	$56,302	10.7%
Gross margin	61.4%	60.9%
Operating income	$72,207	$69,454	$2,753	4.0%
Operating income as % of net sales	12.3%	13.1%
Inventory step-up charge included in Tommy Bahama associated with Tommy Bahama Canada acquisition	$707	$—
Amortization of intangible assets included in Tommy Bahama associated with Tommy Bahama Canada acquisition	$1,377	$—

The increase in operating income for Tommy Bahama was primarily due to the higher net sales and gross margin in the Tommy Bahama business, each as discussed above. The impact of the higher sales and gross margin were partially offset by higher SG&A as well as a $0.7 million charge related to an inventory step-up and $1.4 million of amortization of intangible assets, both of which resulted from the Tommy Bahama Canada acquisition, which we completed in the second quarter of Fiscal 2013. In addition to the higher SG&A resulting from the amortization of intangible assets, the increased SG&A was primarily associated with (1) operating additional North American and Asia-Pacific retail stores and restaurants in Fiscal 2013 which resulted in $27.7 million of incremental SG&A and (2) higher costs to support the growing Tommy Bahama business, including costs associated with support operations in the Asia-Pacific region and Canada. These increases in SG&A were partially offset by a $5.6 million reduction in incentive compensation for Tommy Bahama in Fiscal 2013 and the impact of one less week in Fiscal 2013 as compared to Fiscal 2012.

Fiscal 2013 included an operating loss of $11.9 million related to our Tommy Bahama Asia-Pacific expansion compared to an operating loss of $10.4 million in Fiscal 2012.

Lilly Pulitzer:

	Fiscal 2013	Fiscal 2012	$ Change	% Change
Net sales	$137,943	$122,592	$15,351	12.5%
Gross margin	61.5%	62.7%
Operating income	$25,951	$20,267	$5,684	28.0%
Operating income as % of net sales	18.8%	16.5%
Change in fair value of contingent consideration included in Lilly Pulitzer	$275	$6,285

The increase in operating income for Lilly Pulitzer for Fiscal 2013 compared to Fiscal 2012 was primarily due to a lower charge for change in the fair value of contingent consideration in Fiscal 2013. The operating results for Fiscal 2013 also reflect higher net sales, as discussed above, which were offset by higher SG&A to support the growing Lilly Pulitzer business and lower gross margin, as discussed above. The increased SG&A was primarily associated with (1) higher costs, consisting primarily of employment expenses, to support the growing Lilly Pulitzer business and (2) $3.1 million of incremental SG&A associated with the cost of operating additional retail stores during Fiscal 2013.

Lanier Clothes:

	Fiscal 2013	Fiscal 2012	$ Change	% Change
Net sales	$109,530	$107,272	$2,258	2.1%
Gross margin	27.9%	28.2%
Operating income	$10,828	$10,840	$(12)	(0.1)%
Operating income as % of net sales	9.9%	10.1%

The operating income for Lanier Clothes was comparable for Fiscal 2013 and Fiscal 2012 as the favorable impact of higher sales was offset by slightly lower gross margin and higher SG&A, which was primarily attributable to higher incentive compensation earned in Fiscal 2013.

Ben Sherman:

	Fiscal 2013	Fiscal 2012	$ Change	% Change
Net sales	$67,218	$81,922	$(14,704)	(17.9)%
Gross margin	47.7%	48.1%
Operating loss	$(13,131)	$(10,898)	$(2,233)	(20.5)%
Operating loss as % of net sales	(19.5)%	(13.3)%

The decline in operating results for Ben Sherman was primarily due to the decrease in sales and lower gross margin, each as discussed above, and lower royalty income. These factors that negatively impacted the operating results were partially offset by reduced SG&A in Ben Sherman in Fiscal 2013 as Ben Sherman has taken certain actions to reduce its ongoing SG&A structure with a significant amount of that SG&A reduction being recognized in the second half of Fiscal 2013.

Corporate and Other:

	Fiscal 2013	Fiscal 2012	$ Change	% Change
Net sales	$17,465	$15,117	$2,348	15.5%
Operating loss	$(11,185)	$(20,692)	$9,507	45.9%
LIFO (credit) charge included in Corporate and Other	$(27)	$4,043
Gain on sale of real estate included in Corporate and Other	$1,611	$—

The Corporate and Other operating results improved in Fiscal 2013 primarily as a result of (1) Fiscal 2012 including a $4.0 million LIFO accounting charge with no significant LIFO accounting charge in Fiscal 2013, (2) a reduction in Corporate and Other SG&A primarily driven by a $2.1 million reduction in incentive compensation in Fiscal 2013, as well as certain favorable changes in accruals, (3) higher sales and improved gross margin in the Oxford Golf and Lyons, Georgia distribution center businesses and (4) Fiscal 2013 including a gain on sale of real estate of $1.6 million.

Interest expense, net

	Fiscal 2013	Fiscal 2012	$ Change	% Change
Interest expense, net	$4,169	$8,939	$(4,770)	(53.4)%

Interest expense for Fiscal 2013 decreased primarily due to our borrowing at lower interest rates in Fiscal 2013 compared to Fiscal 2012.  During Fiscal 2013, substantially all of our borrowings were under our U.S. Revolving Credit Agreement, whereas substantially all of our borrowings in the first half of Fiscal 2012 were from our previously outstanding Senior Secured Notes, which had a coupon rate of 11 3/8%. The change in the source of our borrowings resulted from our redemption of the remaining outstanding principal amount of the Senior Secured Notes in July 2012, which was primarily funded with borrowings under our U.S. Revolving Credit Agreement. We anticipate that interest expense for Fiscal 2014 will be approximately $4.5 million.

Loss on repurchase of senior notes

	Fiscal 2013	Fiscal 2012	$ Change	% Change
Loss on repurchase of senior notes	$—	$9,143	$(9,143)	(100.0)%

On July 16, 2012, we redeemed the remaining outstanding $105.0 million in aggregate principal amount of our Senior Secured Notes for approximately $111.0 million, plus accrued interest, using borrowings under our U.S. Revolving Credit Agreement. The redemption of the Senior Secured Notes and related write-off of approximately $3.1 million of unamortized deferred financing costs and discount resulted in a loss of $9.1 million

Income taxes

	Fiscal 2013	Fiscal 2012	$ Change	% Change
Income taxes	$35,210	$19,572	$15,638	79.9%
Effective tax rate	43.7%	38.5%

Income tax expense for Fiscal 2013 increased compared to Fiscal 2012 due to higher earnings and an increase in the effective tax rate. The effective tax rates for both periods reflect the unfavorable impact of foreign losses for which we were not able to recognize an income tax benefit and the favorable impact of a decrease in the enacted tax rate in the United Kingdom. The effective tax rate for Fiscal 2012 was also impacted by certain other favorable discrete items, including a reduction in income tax contingency reserves upon the expiration of the corresponding statute of limitations totaling approximately $2.2 million and the impact of a change in our assertion of permanent reinvestment of foreign earnings. For further information regarding income taxes, see Note 8 to our consolidated financial statements included in this report.

We anticipate that our effective tax rate in future periods will be lower than the effective tax rate in Fiscal 2013, but higher than the effective tax rate in Fiscal 2012, as we expect that our domestic earnings will increase and our foreign losses should decrease in future periods as compared to Fiscal 2013 resulting in a higher proportion of domestic income to foreign losses.

Net earnings

	Fiscal 2013	Fiscal 2012
Net earnings	$45,291	$31,317
Net earnings per diluted share	$2.75	$1.89
Weighted average shares outstanding - diluted	16,482	16,586

The higher net earnings for Fiscal 2013 compared to Fiscal 2012 was primarily due to (1) increased net sales in Fiscal 2013 resulting in increased gross profit, (2) Fiscal 2012 including a loss on repurchase of senior notes of $9.1 million with no such charge in Fiscal 2013, (3) a $6.0 million reduction in the charge for the change in the fair value of contingent consideration, (4) a $4.8 million reduction in interest expense, (5) Fiscal 2012 including a LIFO accounting charge of $4.0 million with no significant LIFO accounting charge in Fiscal 2013, (6) lower SG&A in Ben Sherman and Corporate and Other, and (7) higher royalty and other operating income. These factors were partially offset by (1) higher SG&A associated with the continued growth and expansion of the Tommy Bahama and Lilly Pulitzer brands, (2) a higher effective tax rate in Fiscal 2013 and (3) $2.1 million of charges in the aggregate incurred in Fiscal 2013 related to an inventory step-up charge and amortization of intangible assets as a result of our acquisition of the Tommy Bahama operations in Canada.
FISCAL 2012 COMPARED TO FISCAL 2011
The discussion and tables below compare certain line items included in our statements of earnings for Fiscal 2012, which included 53 weeks, to Fiscal 2011, which included 52 weeks. Each dollar and percentage change provided reflects the change between these periods unless indicated otherwise.

	Fiscal 2012	Fiscal 2011	$ Change	% Change
Tommy Bahama	$528,639	$452,156	$76,483	16.9%
Lilly Pulitzer	122,592	94,495	28,097	29.7%
Lanier Clothes	107,272	108,771	(1,499)	(1.4)%
Ben Sherman	81,922	91,435	(9,513)	(10.4)%
Corporate and Other	15,117	12,056	3,061	25.4%
Total net sales	$855,542	$758,913	$96,629	12.7%
Consolidated net sales increased $96.6 million, or 12.7%, in fiscal 2012 compared to fiscal 2011 primarily due to the increase in net sales at Tommy Bahama and Lilly Pulitzer, which were partially offset by decreased net sales at Lanier Clothes and Ben Sherman, each as discussed below.
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
Lanier Clothes:
The decrease in net sales for Lanier Clothes of $1.5 million, or 1.4%, was primarily due to the decrease in private label sales of $8.7 million partially offset by an increase in branded sales of $7.2 million. The decrease in private label sales was primarily due to Fiscal 2011 benefiting from initial shipments related to a new product launch, while Fiscal 2012 sales were negatively impacted by a slow-down of the inventory intake on a replenishment program by a key customer as well as the exit from certain underperforming private label programs. In addition to higher branded sales generally, Fiscal 2012 also benefited from certain spring merchandise shipping in the fourth quarter of Fiscal 2012, which would have typically shipped in the first quarter of Fiscal 2013. The sales for Lanier Clothes were also negatively impacted by the continuing competitive factors in tailored clothing business.
Ben Sherman:
Net sales for Ben Sherman decreased by $9.5 million, or 10.4%, in Fiscal 2012 compared to Fiscal 2011, primarily due to a $10.5 million decline in wholesale sales, which was predominantly in United Kingdom, with direct to consumer net sales being comparable in Fiscal 2012 and Fiscal 2011, which was primarily due to higher e-commerce sales as well as the impact of additional stores. The decrease in net sales for Ben Sherman was primarily driven by (1) our exit from certain wholesale accounts with moderate-priced stores in the United Kingdom and (2) the difficult economic conditions that persist in the United Kingdom and Europe. Further, the direct to consumer operations of Ben Sherman were negatively impacted by missteps in Ben Sherman's merchandise assortment planning in the second half of Fiscal 2012, which, particularly in the current economic environment, resulted in too much of the product offering in styles at the higher end of the price range and resulted in more promotions in our retail stores in order to sell inventory on hand.
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

Gross Profit	Fiscal 2012	Fiscal 2011	$ Change	% Change
Tommy Bahama	$321,920	$276,567	$45,353	16.4%
Lilly Pulitzer	76,842	56,376	$20,466	36.3%
Lanier Clothes	30,264	34,108	(3,844)	(11.3)%
Ben Sherman	39,430	46,473	(7,043)	(15.2)%
Corporate and Other	1,101	(555)	1,656	NM
Total	$469,557	$412,969	$56,588	13.7%
LIFO charges included in Corporate and Other	$4,043	$5,772
Charge related to write-up of acquired inventory included in Lilly Pulitzer	$—	$996

Gross Margin	Fiscal 2012	Fiscal 2011
Tommy Bahama	60.9%	61.2%
Lilly Pulitzer	62.7%	59.7%
Lanier Clothes	28.2%	31.4%
Ben Sherman	48.1%	50.8%
Corporate and Other	NM	NM
Total	54.9%	54.4%
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
Tommy Bahama:
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
Lilly Pulitzer:
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
Lanier Clothes:
The decrease in gross margin at Lanier Clothes was primarily the result of gross margin pressures, including both competitive factors and higher product costs that continue to impact the tailored clothing business.
Ben Sherman:
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
Corporate and Other:
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

In connection with our acquisition of the Lilly Pulitzer brand and operations in Fiscal 2010, we entered into a contingent consideration agreement with the sellers, under which we are obligated to pay certain contingent consideration amounts based on the achievement of certain performance criteria by our Lilly Pulitzer operating group, which payments may be as much as $20 million in the aggregate over the four years subsequent to the acquisition. In accordance with GAAP, we have recognized a liability in our consolidated balance sheets for the fair value of this liability at each balance sheet date. Generally, this liability increases in fair value as we approach the date of anticipated payment, resulting in a charge to our consolidated statements of earnings during that period. Further, if we determine that the probability of the amounts being earned changes, it would impact our assessment of the fair value in our consolidated balance sheet, resulting in a charge or income in our consolidated statement of earnings at that time. Thus, change in fair value of contingent consideration reflects the current period impact of the change in the fair value of any contingent consideration obligations.
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
The increase in operating income for Tommy Bahama was primarily due to the increased net sales in each distribution channel, as discussed above, which resulted in higher gross profit, partially offset by increased SG&A associated with (1) operating additional retail stores in Fiscal 2012 resulting in $14.5 million of additional SG&A, including $6.7 million in SG&A charges associated with our Tommy Bahama New York restaurant-retail location which opened in the fourth quarter of Fiscal 2012 but incurred pre-opening rent for the majority of the 2012 Fiscal year, (2) incremental infrastructure, pre-opening retail store rent and other costs totaling $9.7 associated with Tommy Bahama's international expansion, (3) higher SG&A, consisting primarily of employment costs and advertising costs, to support the growing Tommy Bahama business, including the retail, e-commerce and wholesale businesses and (4) the approximately $5 million SG&A impact of Fiscal 2012 being a 53-week year compared to Fiscal 2011 being a 52-week year.
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

The improved operating results for Lilly Pulitzer were primarily due to increased net sales in each distribution channel and increased gross margin, and Fiscal 2012 not including the $1.0 million charge related to the write-up of inventory at the acquisition of Lilly Pulitzer, each of which contributed to a higher gross profit. The increased gross profit was partially offset by increased SG&A associated with (1) higher SG&A, consisting primarily of employment costs and advertising, to support the growing Lilly Pulitzer business, including our retail, e-commerce and wholesale businesses, (2) $2.5 million of incremental SG&A associated with the cost of operating additional retail stores during Fiscal 2012, (3) the approximately $1 million impact of Fiscal 2012 being a 53-week year, but Fiscal 2012 being a 52-week year and (4) the higher charge related to the fair value of contingent consideration. Fiscal 2012 was impacted by a $6.3 million charge for the change in the fair value of contingent consideration while the Fiscal 2011 charge was $2.4 million, as discussed above.
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
Interest expense for Fiscal 2012 decreased due to (1) our borrowing at lower interest rates in the second half of Fiscal 2012 compared to the second half of Fiscal 2011 and (2) our reduction in our average debt levels in the first half of Fiscal 2012 compared to the first half of Fiscal 2011 as a result of our repurchase of $45.0 million in aggregate principal amount of our Senior Secured Notes during the second and third quarters of Fiscal 2011. During the second half of Fiscal 2012, substantially all of our borrowings were under our U.S. Revolving Credit Agreement, whereas substantially all of our borrowings in the second half of Fiscal 2011 were from our Senior Secured Notes, which had a coupon rate of 113/8%. The change in the source of our borrowings resulted from our redemption of the remaining outstanding Senior Secured Notes in July 2012, which was funded with borrowings under our U.S. Revolving Credit Agreement.
Loss on repurchase of senior notes

	Fiscal 2012	Fiscal 2011	$ Change	% Change
Loss on repurchase of senior notes	$9,143	$9,017	$126	1.4%
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
In July 2012, we redeemed the remaining $105.0 million in aggregate principal amount of our Senior Secured Notes for $111.0 million, plus accrued interest, using borrowings under our U.S. Revolving Credit Agreement. The redemption of the Senior Secured Notes and related write-off of $3.1 million of unamortized deferred financing costs and discount resulted in a loss of $9.1 million.
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
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Our primary source of revenue and cash flow is our sale and distribution of apparel products through our direct to consumer and wholesale channels of distribution. Our primary uses of cash flow include the acquisition of apparel products in the operation of our business, as well as operating expenses including employee compensation and benefits, occupancy related costs, marketing and advertising costs, other general and administrative operating expenses and the payment of periodic interest payments related to our financing arrangements. Additionally we use cash for the funding of capital expenditures, payment of dividends and repayment of indebtedness. As we purchase products for sale prior to selling the products to our customers in both our direct to consumer and wholesale operations, in the ordinary course of business, we maintain certain levels of inventory and we also extend credit to our wholesale customers, resulting in a certain amount of required working capital to operate our business. If cash inflows are less than cash outflows, we have access to amounts under our U.S. Revolving Credit Agreement and U.K. Revolving Credit Agreement, subject to their terms, each of which is described below. We may seek to finance future capital investment programs through various methods, including, but not limited to, cash on hand, cash flow from operations, borrowings under our current or additional credit facilities and sales of debt or equity securities.
As of February 1, 2014 we had $8.5 million of cash on hand with $141.6 million of borrowings outstanding and $96.5 million of availability under our revolving credit agreements. We believe our balance sheet and anticipated positive cash flows from operating activities in the future provides us with ample opportunity to continue to invest in our brands and our direct to consumer initiatives in future periods.
Key Liquidity Measures

($ in thousands)	February 1, 2014	February 2, 2013	$ Change	% Change
Total current assets	$271,032	$222,390	$48,642	21.9%
Total current liabilities	133,046	124,266	8,780	7.1%
Working capital	$137,986	$98,124	$39,862	40.6%
Working capital ratio	2.04	1.79
Debt to total capital ratio	35%	34%
Our working capital ratio is calculated by dividing total current assets by total current liabilities. Our current assets increased significantly at February 1, 2014 as compared to February 2, 2013 resulting in a significantly higher working capital and working capital ratio as of February 1, 2014. Changes in each of our working capital accounts are discussed below.
For the ratio of debt to total capital, debt is defined as short-term and long-term debt, and total capital is defined as debt plus shareholders' equity. Debt was $141.6 million at February 1, 2014 and $116.5 million at February 2, 2013, while shareholders' equity was $260.2 million at February 1, 2014 and $229.8 million at February 2, 2013. The comparable debt to total capital ratio at February 1, 2014 and February 2, 2013 reflects an increase in debt, but also an increase in shareholders' equity. The increase in debt was primarily due to (1) $43.4 million of capital expenditures incurred in Fiscal 2013, (2) the $17.9 million payment related to the acquisition of our former licensee's Tommy Bahama operations in Canada, (3) $11.9 million of dividends paid on our common stock in Fiscal 2013, and (4) $5.6 million of net cash used in financing activities related to stock transactions with employees associated with stock-based awards, which in the aggregate exceeded the $52.7 million of cash flows from operations during Fiscal 2013. Shareholders' equity increased from February 2, 2013, primarily as a result of net earnings less dividends paid in Fiscal 2013. Our debt levels and ratio of debt to total capital in future periods may not be comparable to historical amounts as we continue to assess, and possibly make changes to, our capital structure. Changes in our capital structure in the future, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.
Balance Sheet
The following tables set forth certain information included in our consolidated balance sheets (in thousands) and calculations of changes in the information included in our consolidated balance sheets. Below each table are explanations for any significant changes in the balances at February 1, 2014 compared to February 2, 2013.
Current Assets:

	February 1, 2014	February 2, 2013	$ Change	% Change
Cash and cash equivalents	$8,483	$7,517	$966	12.9%
Receivables, net	75,277	62,805	12,472	19.9%
Inventories, net	143,712	109,605	34,107	31.1%
Prepaid expenses, net	23,095	19,511	3,584	18.4%
Deferred tax assets	20,465	22,952	(2,487)	(10.8)%
Total current assets	$271,032	$222,390	$48,642	21.9%

Cash and cash equivalents as of February 1, 2014 reflects a typical cash amount maintained on an ongoing basis in our operations, which generally ranges from $5 million to $10 million. Any excess cash generally is used to repay amounts outstanding under our revolving credit agreements, if any. Receivables, net as of February 1, 2014 increased compared to February 2, 2013 primarily due to the significantly higher wholesale sales in our Lanier Clothes operating group in the last two months of Fiscal 2013 compared to the last two months of Fiscal 2012 and higher credit card receivables as of February 1, 2014 due to higher credit card transactions near year-end that had not yet been remitted to us at year-end.
Inventories, net as of February 1, 2014 increased from February 2, 2013 in each of our operating groups. These increases were primarily due to the earlier shipment of product from our suppliers, in part due to the timing of the Chinese New Year holiday, and to support anticipated sales growth. The increase in prepaid expenses, net from February 2, 2013 to February 1, 2014 was primarily due to the timing of payments and recognition of the related expense for certain prepaid items, including rent, product samples, certain operating expense contracts, retail packaging supplies, advertising and other operating expenses, which were partially offset by a reduction in prepaid taxes as we were in an income tax payable position at February 1, 2014 compared to a prepaid position at February 2, 2013. Deferred tax assets decreased from February 2, 2013 primarily as a result of reductions in deferred tax assets associated with accrued compensation, which were partially offset by changes in deferred tax assets related to inventories.
Non-current Assets:

	February 1, 2014	February 2, 2013	$ Change	% Change
Property and equipment, net	$141,519	$128,882	$12,637	9.8%
Intangible assets, net	173,023	164,317	8,706	5.3%
Goodwill	17,399	17,275	124	0.7%
Other non-current assets, net	24,332	23,206	1,126	4.9%
Total non-current assets, net	$356,273	$333,680	$22,593	6.8%
The increase in property and equipment, net at February 1, 2014 was primarily due to capital expenditures during Fiscal 2013, which were partially offset by depreciation expense in Fiscal 2013. The increase in intangible assets, net was primarily due to the intangible assets associated with Tommy Bahama Canada, which was acquired in Fiscal 2013, partially offset by the amortization of intangible assets associated with Tommy Bahama, Lilly Pulitzer and Ben Sherman in Fiscal 2013. The increase in goodwill from February 2, 2013 was primarily related to the goodwill associated with our acquisition of the Tommy Bahama business in Canada from our former licensee that operated that business. The increase in other non-current assets was primarily due to higher asset balances set aside for potential deferred compensation obligations.
Liabilities:

	February 1, 2014	February 2, 2013	$ Change	% Change
Total current liabilities	$133,046	$124,266	$8,780	7.1%
Long-term debt	137,592	108,552	29,040	26.8%
Non-current contingent consideration	12,225	14,450	(2,225)	(15.4)%
Other non-current liabilities	51,520	44,572	6,948	15.6%
Non-current deferred income taxes	32,759	34,385	(1,626)	(4.7)%
Total liabilities	$367,142	$326,225	40,917	12.5%
Current liabilities at February 1, 2014 increased as compared to February 2, 2013, reflecting (1) $6.6 million of income tax payable as of February 1, 2014 compared to being in a prepaid income tax position at the prior year end, (2) higher accounts payable primarily as a result of higher inventory levels and (3) the $2.5 million current contingent consideration liability, which in the aggregate were partially offset by (1) lower accrued compensation balances as of February 1, 2014, resulting from lower incentive compensation being earned in Fiscal 2013 and (2) lower levels of debt outstanding under our U.K. Revolving Credit Agreement as of February 1, 2014. The increase in long-term debt was primarily due to (1) $43.4 million of capital expenditures incurred in Fiscal 2013, (2) the $17.9 million payment related to the acquisition of our former licensee's Tommy Bahama operations in Canada, (3) $11.9 million of dividends paid on our common stock in Fiscal 2013 and (4) $5.6 million of net cash used in financing activities related to stock transactions with employees associated with stock-based awards, which in the aggregate exceeded the $52.7 million of cash flows from operations during Fiscal 2013. The decrease in non-current contingent consideration at February 1, 2014 was primarily the result of $2.5 million of the contingent consideration obligation being classified as a current liability as the amount is expected to be paid in the first quarter of Fiscal 2014. Other non-current liabilities increased as of February 1, 2014 compared to the prior year primarily due to increases in deferred rent and deferred compensation liabilities. Non-current deferred income taxes decreased at February 1, 2014 primarily as a result of a change in the book to tax differences related to deferred rent and accrued compensation balances partially offset by the impact of intangible asset book to tax differences.
Statement of Cash Flows
The following table sets forth the net cash flows resulting in the change in our cash and cash equivalents (in thousands):

	Fiscal 2013	Fiscal 2012	Fiscal 2011
Net cash provided by operating activities	$52,734	$67,098	$44,247
Net cash used in investing activities	(59,130)	(62,515)	(35,708)
Net cash provided by (used in) financing activities	6,938	(10,594)	(56,818)
Net cash provided by discontinued operations	—	—	17,479
Net change in cash and cash equivalents	$542	$(6,011)	$(30,800)
Cash and cash equivalents on hand was $8.5 million, $7.5 million and $13.4 million at February 1, 2014, February 2, 2013 and January 28, 2012, respectively. Changes in cash flows in Fiscal 2013, Fiscal 2012 and Fiscal 2011 related to operating activities, investing activities, financing activities and discontinued operations are discussed below.
Fiscal 2013 Compared to Fiscal 2012
Operating Activities:

In Fiscal 2013 and Fiscal 2012, operating activities provided $52.7 million and $67.1 million of cash, respectively. The cash flow from operating activities was primarily the result of net earnings for the relevant period adjusted, as applicable, for non-cash activities such as depreciation, amortization, stock compensation expense, change in fair value of contingent consideration, loss on repurchase of senior notes and the net impact of changes in our working capital accounts, as applicable. The lower cash flow from operating activities, despite the higher earnings, for Fiscal 2013 was primarily due to Fiscal 2012 earnings including a $9.1 million loss on repurchase of senior notes and Fiscal 2013 having less favorable changes in working capital accounts, as compared to the same period in the prior year. In Fiscal 2013, the more significant changes in working capital were increases in inventories and receivables, each of which reduced cash flow from operations, which was partially offset by an increase in current liabilities and non-current liabilities. In Fiscal 2012, the more significant changes in working capital were an increase in inventories and receivables and other non-current assets, each of which reduced cash flow from operations, which was partially offset by an increase in other non-current liabilities.

Investing Activities:

During Fiscal 2013 and Fiscal 2012, investing activities used $59.1 million and $62.5 million of cash, respectively. The cash used in investing activities in Fiscal 2013 included $17.9 million related to our acquisition of the Tommy Bahama business in Canada from our former licensee, while Fiscal 2012 included $1.8 million related to our acquisition of the Tommy Bahama business in Australia from our former licensee. The remaining $43.4 million and $60.7 million of cash flow used in investing activities in Fiscal 2013 and Fiscal 2012, respectively, were for the capital expenditures in each period primarily related to costs associated with new retail stores, information technology initiatives and retail store and restaurant remodeling.

Financing Activities:

During Fiscal 2013 and Fiscal 2012, financing activities provided $6.9 million and used $10.6 million of cash, respectively. In Fiscal 2013, we increased debt by $25.0 million based on our cash needs for investing activities and financing activities exceeding our cash flow from operating activities. In Fiscal 2012, we increased debt by $10.5 million based on cash need for investing and financing activities exceeding our cash flow from operations, while replacing our borrowings under our senior notes with borrowings under our U.S. Revolving Credit Agreement.

The repurchase of common stock in Fiscal 2013 primarily resulted from the vesting of restricted stock awards that were returned by employees to satisfy employee income tax obligations, while the proceeds from issuance of common stock primarily resulted from the excess tax benefit associated with the vesting of the restricted stock awards. In Fiscal 2012, we paid

$5.0 million for the payment of the Fiscal 2012 and Fiscal 2011 contingent consideration payments related to the Lilly Pulitzer acquisition. We paid dividends of $11.9 million and $9.9 million during Fiscal 2013 and Fiscal 2012, respectively.
Fiscal 2012 Compared to Fiscal 2011
Operating Activities:
In Fiscal 2012, operating activities generated $67.1 million of cash, while in Fiscal 2011, operating activities generated $44.2 million of cash, with the increase in cash flow from operating activities for Fiscal 2012 primarily being due to more favorable changes in working capital accounts and an increase in net earnings, both as compared to the prior year. The cash flow from operating activities was primarily the result of net earnings for the relevant period, adjusted for non-cash activities such as depreciation, amortization, stock compensation expense and a change in fair value of contingent consideration as well as the loss on repurchase of senior secured notes and the net impact of changes in our working capital accounts. In Fiscal 2012, the more significant changes in working capital were an increase in inventories and receivables and other non-current assets, each of which reduced cash flow from operations, which was partially offset by an increase in other non-current liabilities. In Fiscal 2011, the more significant changes in working capital were an increase in inventories, receivables, prepaid expenses and a decrease in non-current liabilities, each of which decreased cash and were partially offset by an increase in current liabilities.
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
Financing Activities:
During Fiscal 2012, financing activities used $10.6 million of cash, while in Fiscal 2011 financing activities used $56.8 million of cash with changes in debt being the most significant changes in financing activities during each period. In Fiscal 2012, we increased debt by $10.5 million, while replacing our borrowings under our Senior Secured Notes with borrowings under our U.S. Revolving Credit Agreement. During Fiscal 2012, we paid $5.0 million for the payment of the Fiscal 2011 and Fiscal 2012 contingent consideration payments related to the Lilly Pulitzer acquisition. During Fiscal 2011, we reduced debt by $49.6 million by using cash on hand to repurchase a portion of our Senior Secured Notes. We used $9.9 million and $8.6 million of cash to pay dividends during Fiscal 2012 and Fiscal 2011, respectively.
Discontinued Operations:
The cash flows provided by discontinued operations reflect cash flow provided by or used in the activities of our discontinued operations, which include the operations related to substantially all of our former Oxford Apparel operating group. The cash flow from discontinued operations in Fiscal 2011 primarily reflects the conversion of assets related to the discontinued operations into cash, net of the use of cash to pay liabilities, including income taxes, associated with the sold business during Fiscal 2011. There were no cash flows from discontinued operations subsequent to Fiscal 2011.
Liquidity and Capital Resources
The table below sets forth the amounts outstanding under our financing arrangements (in thousands) as of February 1, 2014:

$235 million U.S. Secured Revolving Credit Facility ("U.S. Revolving Credit Agreement")	$137,592
£7 million Senior Secured Revolving Credit Facility ("U.K. Revolving Credit Agreement")	3,993
Total debt	141,585
Short-term debt	(3,993)
Long-term debt	$137,592

The U.S. Revolving Credit Agreement, entered into in June 2012 and amended in November 2013, amended and restated our prior $175 million U.S. revolving credit facility. The U.S. Revolving Credit Agreement generally (i) is limited to a borrowing base consisting of specified percentages of eligible categories of assets; (ii) accrues variable-rate interest (2.1% as of February 1, 2014), unused line fees and letter of credit fees based upon a pricing grid which is tied to average unused availability and/or utilization; (iii) requires periodic interest payments with principal due at maturity (November 2018); and (iv) is generally secured by a first priority security interest in the accounts receivable, inventory, general intangibles and eligible trademarks, investment property (including the equity interests of certain subsidiaries), deposit accounts, intercompany obligations, equipment, goods, documents, contracts, books and records and other personal property of Oxford Industries, Inc. and substantially all of its domestic subsidiaries.

The U.S. Revolving Credit Agreement was amended in November 2013 primarily to (1) extend the maturity date of the facility from June 2017 to November 2018, (2) reduce the applicable margin (by 25 to 50 basis points, depending on excess availability under the facility at the time of determination) used to determine the applicable interest rate(s); and (3) modify certain other provisions and restrictions under the U.S. Revolving Credit Agreement in a manner that is more favorable to and/or less restrictive on us.

The U.K. Revolving Credit Agreement generally (i) accrues interest at the bank's base rate plus an applicable margin (4.0% as of February 1, 2014); (ii) requires interest payments monthly with principal payable on demand; and (iii) is collateralized by substantially all of the assets of our United Kingdom Ben Sherman subsidiaries.
To the extent cash flow needs exceed cash flow provided by our operations we will have access, subject to their terms, to our lines of credit to provide funding for operating activities, capital expenditures and acquisitions, if any. Our credit facilities are also used to finance trade letters of credit for product purchases, which reduce the amounts available under our lines of credit and borrowing capacity under our credit facilities when issued. As of February 1, 2014, $8.5 million of trade letters of credit and other limitations on availability in the aggregate were outstanding against our credit facilities. After considering these limitations and the amount of eligible assets in our borrowing base, as applicable, as of February 1, 2014, we had $92.6 million and $3.9 million in unused availability under the U.S. Revolving Credit Agreement and the U.K. Revolving Credit Agreement, respectively, subject to the respective limitations on borrowings set forth in the U.S. Revolving Credit Agreement and the U.K. Revolving Credit Agreement.
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
We believe that the affirmative covenants, negative covenants, financial covenants and other restrictions under our credit facilities are customary for those included in similar facilities entered into at the time we entered into our agreements. During Fiscal 2013 and as of February 1, 2014, no financial covenant testing was required pursuant to our U.S. Revolving Credit Agreement as the minimum availability threshold was met at all times. As of February 1, 2014, we were compliant with all covenants related to our credit facilities.
Redemption and Repurchase of Senior Secured Notes:
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

In Fiscal 2012, we redeemed all of the remaining outstanding $105 million in aggregate principal amount of the Senior Secured Notes, which were scheduled to mature in July 2015. The redemption of the Senior Secured Notes, including a premium of $6.0 million, for $111.0 million, plus accrued interest, and the related write-off of $1.7 million of unamortized deferred financing costs and $1.4 million of unamortized bond discount resulted in a loss on repurchase of senior notes of $9.1 million in Fiscal 2012. The redemption of the Senior Secured Notes satisfied and discharged all of our obligations with respect to the Senior Secured Notes and the related indenture and was funded primarily through borrowings under our U.S. Revolving Credit Agreement.

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
Contractual Obligations
The following table summarizes our contractual cash obligations, as of February 1, 2014, by future period (in thousands):

	Payments Due by Period
	Less Than 1 year	1-3 Years	3-5 Years	More Than 5 Years	Total
Contractual Obligations:
U.S. Revolving Credit Agreement and U.K. Revolving Credit Agreement(1)	$—	$—	$—	$—	$—
Operating leases(2)	59,991	105,456	84,131	190,633	440,211
Minimum royalty and advertising payments pursuant to royalty agreements	5,482	3,061	—	—	8,543
Letters of credit	8,458	—	—	—	8,458
Contingent purchase price consideration(3)	2,500	12,500	—	—	15,000
Other(4)(5)(6)	—	—	—	—	—
Total	$76,431	$121,017	$84,131	$190,633	$472,212
_______________________________________________________________________________

(1)
Principal and interest amounts payable in future periods on our U.S. Revolving Credit Agreement and U.K. Revolving Credit Agreement have been excluded from the table above, as the amount that will be outstanding and interest rate during any fiscal year will be dependent upon future events which are not known at this time. As of February 1, 2014, $137.6 million was outstanding under our U.S. Revolving Credit Agreement, which matures in November 2018, and $4.0 million was outstanding under our U.K. Revolving Credit Agreement, which is payable on demand. During Fiscal 2013, interest paid on these revolving credit arrangements was $3.8 million.

(2)
Amounts to be paid in future periods for real estate taxes, insurance, other operating expenses and contingent rent applicable to the properties pursuant to the respective operating leases have been excluded from the table above, as the amounts payable in future periods are, in some cases, not quantified in the lease agreements and are dependent on factors which are not known at this time. Such amounts incurred in Fiscal 2013 totaled $18.8 million.

(3)
Amounts reflected in the table reflect the maximum amount payable pursuant to a contingent consideration arrangement associated with the Lilly Pulitzer acquisition, which totaled $15.0 million as of February 1, 2014. Amounts are payable if certain performance criteria related to the acquired business are met during Fiscal 2014. As of February 1, 2014, our consolidated balance sheet reflects a liability of $14.7 million associated with this arrangement, of which $12.2 million is included in non-current contingent consideration with the remainder classified as a current liability in our consolidated balance sheet, and in the aggregate reflects the fair value of the anticipated payments as of that date. As of February 1, 2014, we anticipate that the maximum amount of the obligation will be paid.

(4)
Amounts totaling $11.1 million of deferred compensation obligations and obligations related to the post-retirement benefit portions of endorsement-type split dollar life insurance policies, which are included in other non-current liabilities in our consolidated balance sheet as of February 1, 2014, have been excluded from the table above, due to the uncertainty of the timing of the payment of these obligations, which are generally at the discretion of the individual employees or upon the death of the individual, respectively.

(5)
An environmental reserve liability of $1.6 million, which is included in other non-current liabilities in our consolidated balance sheet as of February 1, 2014 and discussed in Note 6 to our consolidated financial statements included in this report, has been excluded from the above table, as we were not contractually obligated to incur these costs as of February 1, 2014 and the timing of payment is uncertain.

(6)
Non-current deferred tax liabilities of $32.8 million included in our consolidated balance sheet as of February 1, 2014 and discussed in Note 8 to our consolidated financial statements included in this report have been excluded from the above table, as deferred income tax liabilities are calculated based on temporary differences between the tax basis and book basis of assets and liabilities, which will result in taxable amounts in future years when the liabilities are settled at their reported financial statement amounts. As the results of these calculations do not have a direct connection with the amount of cash taxes to be paid in any future periods, scheduling deferred income tax liabilities by period could be misleading.

Our anticipated capital expenditures for Fiscal 2014, which are excluded from the table above as we are generally not contractually obligated to pay these amounts as of February 1, 2014, are expected to be approximately $55 million. These expenditures are expected to consist primarily of costs associated with opening new retail stores and restaurants, remodeling retail stores and restaurants, information technology initiatives, including e-commerce capabilities, and facility enhancements.
Dividend Declaration
On March 25, 2014, our Board of Directors approved a cash dividend of $0.21 per share payable on May 2, 2014 to shareholders of record as of the close of business on April 17, 2014. Although we have paid dividends in each quarter since we became a public company in July 1960, we may discontinue or modify dividend payments at any time if we determine that other uses of our capital, including payment of outstanding debt, repurchases of outstanding shares, funding of acquisitions or funding of capital expenditures, may be in our best interest; if our expectations of future cash flows and future cash needs outweigh the ability to pay a dividend; or if the terms of our credit facilities, other debt instruments, contingent consideration arrangements or applicable law limit our ability to pay dividends. We may borrow to fund dividends in the short-term based on our expectation of operating cash flows in future periods subject to the terms and conditions of our credit facilities or other debt instruments and applicable law. All cash flow from operations will not necessarily be paid out as dividends in all periods. For details about limitations on our ability to pay dividends, see Note 5 of our consolidated financial statements contained in this report and the discussion of our credit facilities above.
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

Retail store, e-commerce, restaurant and concession revenues are recognized at the time of sale to consumers, which is considered the time of shipment for e-commerce sales. Retail store, e-commerce, restaurant and concession revenues are recorded net of estimated returns and discounts, as appropriate, and net of applicable sales taxes in our consolidated statements of earnings. As direct to consumer products may be returned in future periods after the date of original purchase by the consumer, we must make estimates of reserves for products which were sold prior to the balance sheet date but that we anticipate may be returned by the consumer subsequent to that date. The determination of direct to consumer return reserve amounts requires judgment and consideration of historical and current trends, evaluation of current economic trends and other factors. Our historical estimates of direct to consumer return reserves have not differed materially from actual results. As of February 1, 2014, our direct to consumer return reserve was $2.1 million. A 10% change in the direct to consumer return reserve as of February 1, 2014 would have had a $0.2 million pre-tax impact on earnings in Fiscal 2013.
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
In the normal course of business we offer certain discounts or allowances to our wholesale customers. Wholesale operations' sales are recorded net of such discounts and allowances, as well as advertising support not specifically relating to the reimbursement for actual advertising expenses by our customers, operational chargebacks and provisions for estimated returns. As certain allowances and other deductions are not finalized until the end of a season, program or other event which may not have occurred yet, we estimate such discounts and allowances on an ongoing basis. Significant considerations in determining our estimates for discounts, allowances, operational chargebacks and returns for wholesale customers may include historical and current trends, agreements with customers, projected seasonal results, an evaluation of current economic conditions, specific program or product expectations and retailer performance. Actual discounts and allowances to our wholesale customers have not differed materially from our estimates in prior periods. As of February 1, 2014, our total reserves for discounts, returns and allowances for our wholesale businesses were $9.7 million and, therefore, if the allowances changed by 10% it would have had a pre-tax impact of $1.0 million on earnings in Fiscal 2013.
In circumstances where we become aware of a specific wholesale customer's inability to meet its financial obligations, a specific reserve for bad debts is taken as a reduction to accounts receivable to reduce the net recognized receivable to the amount reasonably expected to be collected. Such amounts are written off at the time that the amounts are not considered collectible. For all other wholesale customers, we recognize estimated reserves for bad debts based on our historical collection experience, the financial condition of our customers, an evaluation of current economic conditions and anticipated trends, each of which is subjective and requires certain assumptions. Actual charges for uncollectible amounts have not differed materially from our estimates in prior periods. As of February 1, 2014, our allowance for doubtful accounts was $0.6 million, and therefore, if the allowance for doubtful accounts changed by 10% it would have had a pre-tax impact of $0.1 million on earnings in Fiscal 2013.
Inventories, net
For operating group reporting, inventory is carried at the lower of the first-in, first-out (FIFO) method cost or market. We continually evaluate the composition of our inventories for identification of distressed inventory. In performing this evaluation we consider slow-turning products, an indication of lack of consumer acceptance of particular products, prior seasons' fashion products and current levels of replenishment program products as compared to future sales estimates. For direct to consumer inventory, we provide an allowance for goods expected to be sold below cost. For wholesale inventory, we estimate the amount of goods that we will not be able to sell in the normal course of business and write down the value of these goods as necessary. As the amount to be ultimately realized for the goods is not necessarily known at period end, we must utilize certain assumptions considering historical experience, inventory quantity, quality, age and mix, historical sales trends, future sales projections, consumer and retailer preferences, market trends and general economic conditions. Also, we provide an allowance for shrinkage, as appropriate, for the period between the last count and each balance sheet date.
For consolidated financial reporting, $120.5 million of our inventories are valued at the lower of last-in, first-out (LIFO) method cost or market after deducting the $56.7 million LIFO reserve as of February 1, 2014. The remaining $23.2 million of our inventories are valued at the lower of FIFO cost or market as of February 1, 2014. As of February 1, 2014, 84% of our inventories were accounted for using the LIFO method. Generally, our inventories related to our domestic operations are valued at the lower of LIFO cost or market and our inventories related to our international operations are valued at the lower of FIFO cost or market. LIFO reserves are based on the Producer Price Index as published by the United States Department of Labor. We write down inventories valued at the lower of LIFO cost or market when LIFO exceeds market value. We deem LIFO accounting adjustments to not only include changes in the LIFO reserve, but also changes in markdown reserves which are considered in LIFO accounting. As our LIFO inventory pool does not correspond to our operating group definitions, LIFO inventory accounting adjustments are not allocated to the respective operating groups. Thus, the impact of accounting for inventories on the LIFO method is reflected in Corporate and Other for operating group reporting purposes.
As of February 1, 2014, we had recorded a reserve of $2.2 million related to inventory on the lower of FIFO cost or market method and for inventory on the lower of LIFO cost or market method with markdowns in excess of our LIFO reserve. A 10% change in the amount of markdowns for inventory valued on the lower of FIFO cost or market method and markdowns in excess of the LIFO reserve as of February 1, 2014 would have a pre-tax impact of $0.2 million on earnings in Fiscal 2013. A change in the markdowns of our inventory valued at the lower of LIFO cost or market method typically would not be expected to have a material impact on our consolidated financial statements after consideration of the existence of our significant LIFO reserve of $56.7 million, or 28% of the FIFO cost of the inventory, as of February 1, 2014, as well as the high gross margins historically achieved for the sale of our lifestyle branded products. A change in inventory levels at the end of future fiscal years compared to inventory balances as of February 1, 2014 could result in a material impact on our consolidated financial statements as such a change may erode portions of our earlier base year layers for purposes of making our annual LIFO computation. Additionally, a change in the Producer Price Index as published by the United States Department of Labor as compared to the indexes as of February 1, 2014 could result in a material impact on our consolidated financial statements as inflation or deflation would change the amount of our LIFO reserve.
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
In accordance with GAAP, in connection with our recent acquisitions, we recognized a write-up of inventories above the cost of acquired inventories to fair value, which we included in our allocation of purchase price. Based on the inventory turn of the acquired inventories, amounts were recognized as additional cost of goods sold in the periods subsequent to the acquisition as the acquired inventory was sold in the ordinary course of business. In determining the fair value of the acquired inventory, as well as the appropriate period to recognize the charge in our consolidated statements of earnings as the acquired inventory is sold, we must make certain assumptions regarding costs incurred prior to acquisition for the acquired inventory, an appropriate profit allowance, estimates of the costs to sell the inventory and the timing of the sale of the acquired inventory. Such estimates involve significant uncertainty, and if we had made different assumptions, the impact on our consolidated financial statements could be significant.
Intangible Assets, net
Intangible assets included in our consolidated balance sheet as of February 1, 2014 totaled $173.0 million, which includes $11.6 million of intangible assets with finite lives, including reacquired license rights and customer relationships, and $161.5 million of trademarks with indefinite lives. At acquisition, we estimate and record the fair value of purchased intangible assets, which primarily consist of trademarks, reacquired rights and customer relationships. The fair values and useful lives of these intangible assets are estimated based on our assessment as well as independent third party appraisals in some cases. Such valuations, which are dependent upon a number of uncertain factors, may include a discounted cash flow analysis of anticipated revenues and expenses or cost savings resulting from the acquired intangible asset using an estimate of a risk-adjusted market-based cost of capital as the discount rate. The valuation of intangible assets requires significant judgment due to the variety of uncertain factors, including planned use of the intangible assets as well as estimates of net sales, royalty income, operating income, growth rates, royalty rates for the trademarks, discount rates and income tax rates, among other factors. The use of different assumptions related to these uncertain factors at acquisition could result in a material change to the amounts of intangible assets initially recorded at acquisition, which could result in a material impact on our consolidated financial statements.
Trademarks with indefinite lives are not amortized but instead evaluated, either qualitatively or quantitatively, for impairment annually or more frequently if events or circumstances indicate that the intangible asset might be impaired. The evaluation of the recoverability of trademarks with indefinite lives includes valuations based on a discounted cash flow analysis utilizing the relief from royalty method, among other considerations. This approach is dependent upon a number of uncertain factors, including those used in the initial valuation of the intangible assets listed above. Such estimates involve significant uncertainty, and if our plans or anticipated results change, the impact on our financial statements could be significant. If this analysis indicates an impairment of a trademark with an indefinite useful life, the amount of the impairment is recognized in the consolidated financial statements based on the amount that the carrying value exceeds the estimated fair value of the asset.
Amortization of intangible assets with finite lives, which primarily consist of reacquired rights and customer relationships, is recognized over their estimated useful lives using a method of amortization that reflects the pattern in which the economic benefits of the intangible assets are consumed or otherwise realized. We amortize our intangible assets with finite lives for periods of up to 15 years. The determination of an appropriate useful life for amortization is based on the remaining contractual period, as applicable, our plans for the intangible asset as well as factors outside of our control, including customer attrition. Intangible assets with finite lives are reviewed for impairment periodically if events or changes in circumstances indicate that the carrying amount may not be recoverable. If expected future discounted cash flows from operations are less than their carrying amounts, an asset is determined to be impaired and a loss is recorded for the amount by which the carrying value of the asset exceeds its fair value. Amortization related to intangible assets with finite lives totaled $2.2 million during Fiscal 2013 and is anticipated to be approximately $2.5 million in Fiscal 2014.
In Fiscal 2013, Fiscal 2012 and Fiscal 2011, no impairment charges related to intangible assets were recognized. Additionally, we do not believe that a 10% change in any of the significant assumptions utilized in testing our intangible assets for impairment would have resulted in an impairment charge during any of those periods.
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
We test, either qualitatively or as a two-step quantitative evaluation, goodwill for impairment as of the first day of the fourth quarter of our fiscal year. The qualitative factors that we use to determine the likelihood of goodwill impairment, as well as to consider if an interim test is appropriate, include: (a) macroeconomic conditions, (b) industry and market considerations, (c) cost factors, (d) overall financial performance, (e) other relevant entity-specific events, (f) events affecting a reporting unit, (g) a sustained decrease in share price, or (h) other factors as appropriate. In the event we determine that we will bypass the qualitative impairment option or if we determine that a quantitative test is appropriate, the quantitative test includes valuations of each applicable underlying business using fair value techniques and market comparables which may include a discounted cash flow analysis or an independent appraisal. Significant estimates, some of which may be very subjective, considered in such a discounted cash flow analysis are future cash flow projections of the business, the discount rate, which estimates the risk-adjusted market based cost of capital, and other assumptions. The estimates and assumptions included in the two-step evaluation of the recoverability of goodwill involve significant uncertainty, and if our plans or anticipated results change, the impact on our financial statements could be significant.
No impairment of goodwill was recognized during Fiscal 2013, Fiscal 2012 or Fiscal 2011. Additionally, we do not believe that a 10% change in any of the assumptions utilized in testing our goodwill for impairment would have resulted in an impairment charge during any of those periods.
Income Taxes
Income taxes included in our consolidated financial statements are determined using the asset and liability method. Under this method, income taxes are recognized based on amounts of income taxes payable or refundable in the current year as well as the impact of any items that are recognized in different periods for consolidated financial statement reporting and tax return reporting purposes. As certain amounts are recognized in different periods for consolidated financial statement and tax return reporting purposes, financial statement and tax bases of assets and liabilities differ, resulting in the recognition of deferred tax assets and liabilities. The deferred tax assets and liabilities reflect the estimated future tax effects attributable to these differences, as well as the impact of net operating loss, capital loss and federal and state credit carryforwards, each as determined under enacted tax laws and rates expected to apply in the period in which such amounts are expected to be realized or settled. As realization of deferred tax assets and liabilities is dependent upon future taxable income in specific jurisdictions, changes in tax laws and rates and shifts in the amount of taxable income among state and foreign jurisdictions may have a significant impact on the amount of benefit ultimately realized for deferred tax assets and liabilities. We account for the effect of changes in tax laws or rates in the period of enactment.
There are certain exceptions to the requirement that deferred tax liabilities be recognized for the difference in the financial and tax bases of assets in the case of foreign subsidiaries. The excess of financial statement over tax basis of an investment in a foreign subsidiary in excess of undistributed earnings is not recognized if management considers the investment to be essentially permanent in duration. We consider our investments in substantially all of our foreign subsidiaries to be permanently reinvested, and accordingly have not recognized a deferred tax liability for any foreign subsidiary due to a difference in financial and tax basis. Deferred tax liabilities are also not required to be recognized for undistributed earnings of foreign subsidiaries when management considers those earnings to be permanently reinvested outside the United States. We consider the undistributed earnings of substantially all of our foreign subsidiaries to be permanently reinvested outside the United States as of February 1, 2014 and therefore have not recorded a deferred tax liability on these earnings in our consolidated financial statements.
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
As a global company, we are subject to income taxes in a number of domestic and foreign jurisdictions. Therefore, our income tax provision involves many uncertainties due to not only the timing differences of income for financial statement reporting and tax return reporting, but also the application of complex tax laws and regulations, which are subject to interpretation and management judgment. The use of different assumptions or a change in our assumptions related to book to tax timing differences, our determination of whether foreign investments or earnings are permanently reinvested, the realizability of uncertain tax positions, the appropriateness of valuation allowances or other considerations, and the jurisdictions or significance of earnings in future periods each could have a significant impact on our income tax rate. Additionally, factors impacting income taxes including changes in tax laws or interpretations, court case decisions, statute of limitation expirations or audit settlements could have a significant impact on our income tax rate. An increase in our consolidated income tax rate from 43.7% to 44.7% during Fiscal 2013 would have reduced net earnings by $0.8 million.
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
As part of our acquisition of the Lilly Pulitzer brand and operations, we entered into a contingent consideration arrangement whereby we may be obligated to pay up to $20 million in cash in the aggregate, over the four years following the closing of the acquisition, based on Lilly Pulitzer's achievement of certain earnings targets. The terms of the contingent consideration arrangement are discussed in further detail in Note 6 to our consolidated financial statements included in this report. As of the date of acquisition we determined that the fair value of the contingent consideration was $10.5 million, which reflected the discounted fair value of the expected payments. Such valuation required assumptions regarding anticipated cash flows, probabilities of cash flows, discount rates and other factors, which each involve a significant amount of uncertainty. Although there was uncertainty about whether the performance criteria in the contingent consideration arrangement will be achieved, we anticipated paying all of the contingent consideration. Thus, the fair value of the contingent consideration at acquisition reflected the $20 million of anticipated payments discounted to fair value using a discount rate which reflected the uncertainty regarding whether the earnings target may be met given the growth required to achieve the contingent consideration payments as well as other factors.
Subsequent to the date of acquisition, we must periodically adjust the liability for the contingent consideration to reflect the fair value of the contingent consideration by reassessing our valuation assumptions as of that date. Generally, the fair value of the contingent consideration liability is expected to increase each period with the recognition of the change in fair value of contingent consideration resulting from the passage of time at the applicable discount rate as we approach the payment dates of the contingent consideration absent any significant changes in assumptions related to the valuation or the probability of payment of the contingent consideration earned during the prior year. During Fiscal 2013, Fiscal 2012 and Fiscal 2011, we recognized change in fair value of contingent consideration of $0.3 million, $6.3 million and $2.4 million, respectively, in our consolidated statements of earnings. The amounts recognized in Fiscal 2012 reflect the passage of time as well a significant change in the discount rate at February 2, 2013 as discussed below, while Fiscal 2013 and Fiscal 2011 primarily reflected the passage of time using a discount rate deemed appropriate at that time, with no significant changes in our assumptions used in determining fair value during the year.
As of February 2, 2013, we determined that the use of a lower discount rate than used in prior periods was appropriate. This lower discount rate reflected our assessment that we believed the likelihood of the contingent consideration being earned was greater than in prior years based on our consideration of, among other factors, (1) the historical earnings achieved by the Lilly Pulitzer operating group through Fiscal 2012, including a significant amount of earnings from Fiscal 2011 and Fiscal 2012 in excess of the targets for those periods which carries over as a reduction to the targets in future years, (2) consideration that the Fiscal 2012 earnings significantly exceeded both the Fiscal 2013 and Fiscal 2014 targets, (3) our operating income projections for the Lilly Pulitzer operating group for future periods which exceeded the Fiscal 2012 operating results and (4) the shorter remaining term of the contingent consideration arrangement, which provides greater visibility through the term of the agreement. Our assessment of these factors resulted in a reduction of the discount rate for the contingent consideration to a rate which reflected the reduced uncertainty of the amounts to be paid pursuant to the arrangement.
An increase in the discount rate of 100 basis points as of February 1, 2014 would decrease the fair value of the contingent consideration obligation included in our consolidated balance sheet and the change in fair value of contingent consideration charge to our consolidated statement of earnings for Fiscal 2013 by $0.1 million, while we believe a change in projected earnings for Fiscal 2014 of 10% would not impact the fair value of the contingent consideration as the earnings targets for those years would still be expected to be exceeded.
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

RECENT ACCOUNTING PRONOUNCEMENTS
There are no recent accounting pronouncements issued by the FASB that we have not yet adopted that are expected to have a material effect on our financial position, results of operations or cash flows.

SEASONALITY
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
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are exposed to market risk from changes in interest rates on our indebtedness, which could impact our financial condition and results of operations in future periods and intend to limit the impact of interest rate changes on earnings and cash flow. This may be achieved, in part, by entering into interest rate swap arrangements related to our variable-rate borrowings in order to fix the interest rate on variable-rate borrowings if we determine that our exposure to interest rate changes is higher than optimal. Our assessment of appropriate risk also considers our need for flexibility in our borrowing arrangements resulting from the seasonality of our business, among other factors. We continuously monitor interest rates to consider the sources and terms of our borrowing facilities in order to determine whether we have achieved our interest rate management objectives. We do not enter into debt agreements or interest rate hedging transactions on a speculative basis.
As of February 1, 2014, we had $141.6 million of debt outstanding which was subject to variable interest rates. Our lines of credit, which include our U.S. Revolving Credit Agreement and our U.K. Revolving Credit Agreement, accrue interest based on variable interest rates while providing the necessary borrowing flexibility we require due to the seasonality of our business and our need to fund certain product purchases with trade letters of credit.
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
Based on our current borrowings under our revolving credit agreements, we anticipate that interest expense will be approximately $4.5 million during Fiscal 2014 assuming no significant changes in interest rates. We estimate that a 100 basis point change in interest rates would not have a material impact on our consolidated financial statements. To the extent that the amounts outstanding under our variable-rate lines of credit change, our exposure to changes in interest rates would also change to the extent we have not entered into an interest rate swap for those amounts.
Foreign Currency Risk
To the extent that we have assets and liabilities, as well as operations, denominated in foreign currencies that are not hedged, we are subject to foreign currency transaction and translation gains and losses. Less than 10% of our net sales in Fiscal 2013 were denominated in currencies other than the United States dollar. As of February 1, 2014, our foreign currency exchange risk exposure primarily results from our businesses operating outside of the United States, which is primarily related to (1) our businesses operating outside of the United States selling goods in currencies other than its functional currency; (2) our United Kingdom and European Ben Sherman operations and our Asia-Pacific and Canadian Tommy Bahama operations purchasing goods in United States dollars or other currencies which are not the functional currency of the business; and (3) certain other transactions, including intercompany transactions.
A strengthening United States dollar could result in lower levels of sales and earnings in our consolidated statements of earnings in future periods, although the sales in foreign currencies could be equal to or greater than amounts as previously reported. Based on our net sales during Fiscal 2013 denominated in pound sterling, if the United States dollar had been 10% stronger against the British pound we would have experienced a decrease in consolidated net sales of $5.0 million.
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

We may from time to time purchase short-term foreign currency forward exchange contracts to hedge against changes in foreign currency exchange rates and the amounts outstanding at any time during the year may vary. As of February 1, 2014, we were a party to $27.7 million of such contracts that were unsettled, which had an unrealized fair value resulting in a liability of $0.3 million. These contracts primarily consist of $20 million of agreements to purchase United States dollars with British pound sterling and $8 million of agreements to sell Euro for British pound sterling. When such contracts are outstanding, the contracts are marked to market with the offset being recognized in other comprehensive income or our consolidated statement of earnings if the transaction does or does not, respectively, qualify as a hedge in accordance with GAAP.
We anticipate that as we expand Tommy Bahama's international market presence in the future, our exposure to foreign currency changes will increase and it may be appropriate to enter into hedging arrangements for these operations. We also anticipate that we will have exposure to foreign currency changes for currencies that we currently do not have any exposure to, including various currencies in Asia. Initially, that exposure will be a result of the net investment in those currencies as we expand international operations. The extent of our exposure will be dependent upon the timing of when and to what magnitude we expand into international markets. Therefore, we do not believe it is possible to provide a meaningful estimate of the potential impact of our future exposure to foreign currencies related to our Tommy Bahama international operations at this time.
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

Item 8.    Financial Statements and Supplementary Data

OXFORD INDUSTRIES, INC. CONSOLIDATED BALANCE SHEETS (in thousands, except par amounts)

	February 1, 2014	February 2, 2013
ASSETS
Current Assets:
Cash and cash equivalents	$8,483	$7,517
Receivables, net	75,277	62,805
Inventories, net	143,712	109,605
Prepaid expenses, net	23,095	19,511
Deferred tax assets	20,465	22,952
Total current assets	271,032	222,390
Property and equipment, net	141,519	128,882
Intangible assets, net	173,023	164,317
Goodwill	17,399	17,275
Other non-current assets, net	24,332	23,206
Total Assets	$627,305	$556,070
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$75,527	$66,004
Accrued compensation	18,412	25,472
Income tax payable	6,584	—
Other accrued expenses and liabilities	26,030	24,846
Contingent consideration	2,500	—
Short-term debt	3,993	7,944
Total current liabilities	133,046	124,266
Long-term debt	137,592	108,552
Non-current contingent consideration	12,225	14,450
Other non-current liabilities	51,520	44,572
Non-current deferred income taxes	32,759	34,385
Commitments and contingencies
Shareholders' Equity:
Common stock, $1.00 par value per share	16,416	16,595
Additional paid-in capital	114,021	104,891
Retained earnings	153,344	132,944
Accumulated other comprehensive loss	(23,618)	(24,585)
Total shareholders' equity	260,163	229,845
Total Liabilities and Shareholders' Equity	$627,305	$556,070

See accompanying notes.-+

OXFORD INDUSTRIES, INC. CONSOLIDATED STATEMENTS OF EARNINGS (in thousands, except per share amounts)

	Fiscal 2013	Fiscal 2012	Fiscal 2011
Net sales	$917,097	$855,542	$758,913
Cost of goods sold	403,523	385,985	345,944
Gross profit	513,574	469,557	412,969
SG&A	447,645	410,737	358,582
Change in fair value of contingent consideration	275	6,285	2,400
Royalties and other operating income	19,016	16,436	16,820
Operating income	84,670	68,971	68,807
Interest expense, net	4,169	8,939	16,266
Loss on repurchase of senior notes	—	9,143	9,017
Earnings from continuing operations before income taxes	80,501	50,889	43,524
Income taxes	35,210	19,572	14,281
Earnings from continuing operations	45,291	31,317	29,243
Earnings from discontinued operations, net of taxes	—	—	137
Net earnings	$45,291	$31,317	$29,380

Earnings from continuing operations per share:
Basic	$2.75	$1.89	$1.77
Diluted	$2.75	$1.89	$1.77
Earnings from discontinued operations, net of taxes, per share:
Basic	$—	$—	$0.01
Diluted	$—	$—	$0.01
Net earnings per share:
Basic	$2.75	$1.89	$1.78
Diluted	$2.75	$1.89	$1.78
Weighted average shares outstanding:
Basic	16,450	16,563	16,510
Dilution	32	23	19
Diluted	16,482	16,586	16,529
Dividends declared per share	$0.72	$0.60	$0.52

See accompanying notes.

OXFORD INDUSTRIES, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (in thousands)

	Fiscal 2013	Fiscal 2012	Fiscal 2011
Net earnings	$45,291	$31,317	$29,380
Other comprehensive income (loss), net of taxes
Foreign currency translation gain (loss)	703	171	(381)
Net unrealized gain (loss) on cash flow hedges	264	(1,082)	526
Total other comprehensive income (loss), net of taxes	967	(911)	145
Comprehensive income	$46,258	$30,406	$29,525

See accompanying notes.

OXFORD INDUSTRIES, INC. CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (in thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
January 29, 2011	16,511	96,597	90,739	(23,819)	$180,028
Net earnings and other comprehensive income	—	—	29,380	145	29,525
Shares issued under stock plans, including excess tax benefits of $0.4 million	85	2,646	—	—	2,731
Compensation expense for stock awards	—	2,180	—	—	2,180
Repurchase of common stock	(74)	(1,753)	—	—	(1,827)
Cash dividends declared and paid	—	—	(8,568)	—	(8,568)
January 28, 2012	16,522	99,670	111,551	(23,674)	204,069
Net earnings and other comprehensive loss	—	—	31,317	(911)	30,406
Shares issued under stock plans, including excess tax benefits of $0.4 million	73	2,465	—	—	2,538
Compensation expense for stock awards	—	2,756	—	—	2,756
Cash dividends declared and paid	—	—	(9,924)	—	(9,924)
February 2, 2013	16,595	104,891	132,944	(24,585)	229,845
Net earnings and other comprehensive income	—	—	45,291	967	46,258
Shares issued under stock plans, including excess tax benefits of $6.1 million	44	7,471	—	—	7,515
Compensation expense for stock awards	—	1,659	—	—	1,659
Repurchase of common stock	(223)	—	(12,976)	—	(13,199)
Cash dividends declared and paid	—	—	(11,915)	—	(11,915)
February 1, 2014	$16,416	$114,021	$153,344	$(23,618)	$260,163

See accompanying notes.

OXFORD INDUSTRIES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	Fiscal 2013	Fiscal 2012	Fiscal 2011
Cash Flows From Operating Activities:
Earnings from continuing operations	$45,291	$31,317	$29,243
Adjustments to reconcile earnings from continuing operations to net cash provided by operating activities:
Depreciation	31,677	25,310	25,959
Amortization of intangible assets	2,225	1,025	1,195
Change in fair value of contingent consideration	275	6,285	2,400
Amortization of deferred financing costs and bond discount	443	962	1,662
Loss on repurchase of senior notes	—	9,143	9,017
Gain on sale of property and equipment	(1,611)	—	—
Stock compensation expense	1,659	2,756	2,180
Deferred income taxes	674	(3,753)	5,375
Excess tax benefits related to stock-based compensation	(6,086)	(354)	(398)
Changes in working capital, net of acquisitions and dispositions:
Receivables	(11,917)	(3,026)	(9,740)
Inventories	(29,488)	(5,408)	(18,332)
Prepaid expenses	(3,068)	(1,640)	(6,030)
Current liabilities	16,821	2,429	6,074
Other non-current assets	(1,031)	(3,886)	1,684
Other non-current liabilities	6,870	5,938	(6,042)
Net cash provided by operating activities	52,734	67,098	44,247
Cash Flows From Investing Activities:
Acquisitions, net of cash acquired	(17,888)	(1,813)	(398)
Purchases of property and equipment	(43,372)	(60,702)	(35,310)
Proceeds from sale of property and equipment	2,130	—	—
Net cash used in investing activities	(59,130)	(62,515)	(35,708)
Cash Flows From Financing Activities:
Repayment of revolving credit arrangements	(329,695)	(193,328)	(112,212)
Proceeds from revolving credit arrangements	354,649	307,270	114,835
Repurchase of senior notes	—	(111,000)	(52,175)
Deferred financing costs paid	(401)	(1,524)	—
Payment of contingent consideration amounts earned	—	(4,980)	—
Proceeds from issuance of common stock, including excess tax benefits	7,499	2,892	3,129
Repurchase of stock awards for employee tax withholding liabilities	(13,199)	—	(1,827)
Cash dividends declared and paid	(11,915)	(9,924)	(8,568)
Net cash provided by (used in) financing activities	6,938	(10,594)	(56,818)
Cash Flows from Discontinued Operations:
Net cash provided by discontinued operations	—	—	17,479

OXFORD INDUSTRIES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	Fiscal 2013	Fiscal 2012	Fiscal 2011
Net change in cash and cash equivalents	542	(6,011)	(30,800)
Effect of foreign currency translation on cash and cash equivalents	424	155	79
Cash and cash equivalents at the beginning of year	7,517	13,373	44,094
Cash and cash equivalents at the end of year	$8,483	$7,517	$13,373
Supplemental disclosure of cash flow information:
Cash paid for interest, net	$3,826	$8,348	$15,033
Cash paid for income taxes	$18,158	$25,442	$40,839

See accompanying notes.

OXFORD INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 1, 2014

Note 1. Summary of Significant Accounting Policies
Principal Business Activity
We are a global apparel company that designs, sources, markets and distributes products bearing the trademarks of our company-owned lifestyle brands as well as certain licensed and private label apparel products. Our portfolio of brands includes Tommy Bahama®, Lilly Pulitzer® and Ben Sherman®, as well as owned and licensed brands for tailored clothing and golf apparel. We distribute our company-owned lifestyle branded products through our direct to consumer channel, consisting of owned retail stores and e-commerce sites, and our wholesale distribution channel, which includes better department stores and specialty stores. Additionally, we operate Tommy Bahama restaurants, generally adjacent to selected Tommy Bahama retail stores. Our branded and private label tailored clothing products are distributed through department stores, specialty stores, national chains, specialty catalogs, mass merchants and Internet retailers. Originally founded in 1942, we have underwent a transformation as we migrated from our historical domestic manufacturing roots towards a focus on designing, sourcing, marketing and distributing branded apparel products bearing prominent trademarks owned by us.
Unless otherwise indicated, all references to assets, liabilities, revenues and expenses in our consolidated financial statements reflect continuing operations and exclude any amounts related to discontinued operations.
Fiscal Year
Our fiscal year ends on the Saturday closest to January 31 and will, in each case, begin at the beginning of the day next following the last day of the preceding fiscal year. As used in our consolidated financial statements, the terms Fiscal 2011; Fiscal 2012; Fiscal 2013 and Fiscal 2014 reflect the 52 weeks ended January 28, 2012; 53 weeks ended February 2, 2013; 52 weeks ended February 1, 2014 and 52 weeks ending January 31, 2015, respectively.
Principles of Consolidation
Our consolidated financial statements include the accounts of Oxford Industries, Inc. and any other entities in which we have a controlling financial interest, including our wholly-owned domestic and foreign subsidiaries, or entities that meet the definition of a variable interest entity of which we are deemed to be the primary beneficiary, if any. In determining whether a controlling financial interest exists, we consider ownership of voting interests, as well as other rights of the investors. The results of operations of acquired businesses are included in our consolidated statements of earnings from the respective dates of the acquisitions. All significant intercompany accounts and transactions are eliminated in consolidation.
Business Combinations
We account for our business combinations using the purchase method of accounting. The cost of each acquired business is allocated to the individual tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. The assessment of the estimated fair values of assets and liabilities acquired requires us to make certain assumptions regarding the use of the acquired assets, anticipated cash flows, probabilities of cash flows, discount rates and other factors. The purchase price allocation may be revised during an allocation period as necessary when, and if, information becomes available to revise the fair values of the assets acquired and the liabilities assumed. Should information become available after the allocation period indicating that an adjustment to the purchase price allocation is appropriate, that adjustment will be included in our consolidated statements of earnings. The allocation period will not exceed one year from the date of the acquisition.
On December 21, 2010, we acquired the Lilly Pulitzer brand and operations, which we operate as our Lilly Pulitzer operating group subsequent to acquisition. We initially paid $60 million in cash, adjusted for net working capital as of the closing date for the acquisition. Additionally, in connection with the acquisition, we entered into a contingent consideration arrangement whereby we would be obligated to pay up to $20 million in cash in the aggregate over the four years following the closing of the acquisition based on Lilly Pulitzer's achievement of certain earnings targets, as discussed in Note 6.
During the second quarter of Fiscal 2012, we acquired for $1.8 million, the assets and operations of the Tommy Bahama business in Australia from our former licensee that operated that business. Additionally, during the second quarter of Fiscal 2013, we acquired for $17.9 million, the assets and operations of the Tommy Bahama business in Canada from our former licensee that operated that business. For the Tommy Bahama Canada acquisition, allocation of the purchase price to significant

OXFORD INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 1. Summary of Significant Accounting Policies (Continued)

assets acquired based on their respective fair values is as follows: reacquired license rights of $11.0 million, inventory of $4.4 million and fixed assets of $1.7 million.
Transaction costs related to these business combinations, which are not included in the purchase price amounts paid to the sellers disclosed above, are included in SG&A in our consolidated statements of earnings as incurred.
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
Retail store, e-commerce, restaurant and concession revenues are recognized at the time of sale to consumers, which is considered the time of shipment for e-commerce sales. Retail store, e-commerce, restaurant and concession revenues are recorded net of estimated returns and discounts, as appropriate, and net of applicable sales taxes in our consolidated statements of earnings.
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
In the normal course of business we offer certain discounts or allowances to our wholesale customers. Wholesale operations' sales are recorded net of such discounts and allowances, as well as advertising support not specifically relating to the reimbursement for actual advertising expenses by our customers, operational chargebacks and provisions for estimated returns. As certain allowances and other deductions are not finalized until the end of a season, program or other event which may not have occurred yet, we estimate such discounts and allowances on an ongoing basis. Significant considerations in determining our estimates for discounts, allowances, operational chargebacks and returns for wholesale customers may include historical and current trends, agreements with customers, projected seasonal results, an evaluation of current economic conditions, specific program or product expectations and retailer performance. We record the discounts, returns and allowances as a reduction to net sales in our consolidated statements of earnings. As of February 1, 2014 and February 2, 2013, reserve balances related to these items were $9.7 million and $11.1 million, respectively.
In circumstances where we become aware of a specific wholesale customer's inability to meet its financial obligations, a specific reserve for bad debts is taken as a reduction to accounts receivable to reduce the net recognized receivable to the amount reasonably expected to be collected. Such amounts are written off at the time that the amounts are not considered collectible. For all other wholesale customers, we recognize estimated reserves for bad debts based on our historical collection experience, the financial condition of our customers, an evaluation of current economic conditions and anticipated trends, each of which is subjective and requires certain assumptions. We include such charges and write-offs in SG&A in our consolidated statements of earnings. As of February 1, 2014 and February 2, 2013, bad debt reserve balances were $0.6 million and $1.0 million, respectively.
Gift cards and merchandise credits issued by us are recorded as a liability until they are redeemed, at which point revenue is recognized. We have determined that based on historical experience gift cards and merchandise credits are unlikely to be redeemed once they have been outstanding for three years and therefore may be recognized as income, subject to applicable laws in certain states, at that time. Deferred revenue for gift cards purchased by consumers and merchandise credits received by customers but not yet redeemed, less any breakage income recognized, is included in other accrued expenses and liabilities in our consolidated balance sheets and totaled $6.0 million and $4.9 million as of February 1, 2014 and February 2, 2013, respectively. Gift card breakage, which was not material in any period presented, is included in net sales in our consolidated statements of earnings.

OXFORD INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 1. Summary of Significant Accounting Policies (Continued)

Royalties from the license of our owned brands, which are generally based on the greater of a percentage of the licensee's actual net sales or a contractually determined minimum royalty amount, are recorded based upon the guaranteed minimum levels and adjusted as sales data, or estimates thereof, is received from licensees. In some cases, we may receive initial payments for the grant of license rights, which are recognized as revenue over the term of the license agreement. Royalty income was $16.9 million, $16.4 million and $16.8 million during Fiscal 2013, Fiscal 2012 and Fiscal 2011, respectively and is included in royalties and other operating income in our consolidated statements of earnings.
Cost of Goods Sold
We include in cost of goods sold all manufacturing, sourcing and procurement costs and expenses incurred prior to or in association with the receipt of finished goods at our distribution facilities, as well as in-bound freight from our warehouse to our own retail stores. The costs prior to receipt at our distribution facilities include product cost, inbound freight charges, import costs, purchasing costs, internal transfer costs, direct labor, manufacturing overhead, insurance, duties, brokers' fees, consolidators' fees and depreciation and amortization expense associated with our manufacturing, sourcing and procurement operations. Our gross margins may not be directly comparable to those of our competitors, as statement of earnings classifications of certain expenses may vary by company.
SG&A
We include in SG&A costs incurred subsequent to the receipt of finished goods at our distribution facilities, such as the cost of inspection, stocking, warehousing, picking and packing, and shipping and handling of goods for delivery to customers as well as all costs associated with the operations of our retail stores, e-commerce sites, restaurants and concessions, such as labor, occupancy costs, store and restaurant pre-opening costs (including rent, marketing, store set-up costs and training expenses) and other fees. SG&A also includes product design costs, selling costs, royalty costs, advertising, promotion and marketing expenses, professional fees, other general and administrative expenses, our corporate overhead costs and amortization of intangible assets.
Distribution network costs, including shipping and handling, are included as a component of SG&A. We consider distribution network costs to be the costs associated with operating our distribution centers, as well as the costs paid to third parties who perform those services for us. In Fiscal 2013, Fiscal 2012 and Fiscal 2011, distribution network costs, including shipping and handling, included in SG&A totaled $22.6 million, $24.4 million and $23.2 million, respectively. We generally classify amounts billed to customers for shipping and handling fees in net sales and classify costs related to shipping in SG&A in our consolidated statements of earnings.
All costs associated with advertising, promoting and marketing of our products are expensed during the period when the advertisement first shows. Costs associated with cooperative advertising programs under which we agree to make general contributions to our wholesale customers' advertising and promotional funds are generally recorded as a reduction to net sales as recognized. If we negotiate an advertising plan and share in the cost for an advertising plan that is for specific ads run for products purchased by the customer from us, and the customer is required to provide proof that the advertisement was run, such costs are generally recognized as SG&A. Advertising, promotions and marketing expenses included in SG&A for Fiscal 2013, Fiscal 2012 and Fiscal 2011 were $32.3 million, $27.6 million and $23.7 million, respectively. Prepaid advertising, promotions and marketing expenses included in prepaid expenses in our consolidated balance sheets as of February 1, 2014 and February 2, 2013 were $1.9 million and $1.6 million, respectively.
Royalties related to our license of third party brands, which are generally based on the greater of a percentage of our actual net sales for the brand or a contractually determined minimum royalty amount, are recorded based upon the guaranteed minimum levels and adjusted based on net sales of the branded products, as appropriate. In some cases, we may be required to make certain up-front payments for the license rights, which are deferred and recognized as royalty expense over the term of the license agreement. Royalty expenses recognized as SG&A in Fiscal 2013, Fiscal 2012 and Fiscal 2011 were $5.0 million, $4.8 million and $4.2 million, respectively.
Cash and Cash Equivalents
We consider cash equivalents to be short-term investments with original maturities of three months or less for purposes of our consolidated statements of cash flows.

OXFORD INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 1. Summary of Significant Accounting Policies (Continued)

Supplemental Disclosure of Non-cash Investing and Financing Activities
During Fiscal 2010, in connection with our acquisition of the Lilly Pulitzer brand and operations, we accrued the fair value of contingent consideration totaling $10.5 million as a non-cash financing activity. We also accrued an additional $0.3 million, $6.3 million and $2.4 million of change in fair value of contingent consideration in our consolidated statements of earnings during Fiscal 2013, Fiscal 2012 and Fiscal 2011, respectively. The maximum amount payable pursuant to the contingent consideration agreement is $20 million in the aggregate. Amounts paid pursuant to this contingent consideration arrangement are reflected in payment of contingent consideration earned in our consolidated statements of cash flows and discussed in more detail in Note 6.
During Fiscal 2010, in connection with our sale of substantially all of the operations and assets of our former Oxford Apparel Group, we accrued $5.4 million, which was placed in escrow and payable to us upon completion of the related working capital calculation, less the working capital shortfall. This amount represents a non-cash investing activity. In Fiscal 2011, we received $3.7 million of the escrow, with the remaining amount being returned to the purchaser as a result of working capital and other adjustments.
Inventories, net
For operating group reporting, inventory is carried at the lower of FIFO cost or market. We continually evaluate the composition of our inventories for identification of distressed inventory. In performing this evaluation we consider slow-turning products, an indication of lack of consumer acceptance of particular products, prior-seasons' fashion products, broken assortments, and current levels of replenishment program products as compared to future sales estimates. We estimate the amount of goods that we will not be able to sell in the normal course of business and write down the value of these goods as necessary. As the amount to be ultimately realized for the goods is not necessarily known at period end, we must utilize certain assumptions considering historical experience, inventory quantity, quality, age and mix, historical sales trends, future sales projections, consumer and retailer preferences, market trends and general economic conditions. Also, we provide an allowance for shrinkage, as appropriate, for the period between the last count and each balance sheet date.
For consolidated financial reporting, as of February 1, 2014 and February 2, 2013, $120.5 million, or 84%, and $92.5 million, or 84%, of our inventories were valued at the lower of LIFO cost or market after deducting our LIFO reserve. The remaining $23.2 million and $17.1 million of our inventories were valued at the lower of FIFO cost or market as of February 1, 2014 and February 2, 2013, respectively. Generally, inventories of our domestic operations are valued at the lower of LIFO cost or market, and our inventories of our international operations are valued at the lower of FIFO cost or market. LIFO reserves are based on the Producer Price Index as published by the United States Department of Labor. We write down inventories valued at the lower of LIFO cost or market when LIFO cost exceeds market value. We deem LIFO accounting adjustments to not only include changes in the LIFO reserve, but also changes in markdown reserves which are considered in LIFO accounting. As our LIFO inventory pool does not correspond to our operating group definitions, LIFO inventory accounting adjustments are not allocated to the respective operating groups. Thus, the impact of accounting for inventories on the LIFO method is reflected in Corporate and Other for operating group reporting purposes included in Note 10.
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
Property and Equipment, net
Property and equipment, including leasehold improvements that are reimbursed by landlords as a tenant improvement allowance and any assets under capital leases, is carried at cost less accumulated depreciation. Additions are capitalized while repair and maintenance costs are charged to our consolidated statements of earnings as incurred. Depreciation is calculated using both straight-line and accelerated methods generally over the estimated useful lives of the assets as follows:

OXFORD INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 1. Summary of Significant Accounting Policies (Continued)

Leasehold improvements	Lesser of remaining life of the asset or lease term
Furniture, fixtures, equipment and technology	2 – 15 years
Buildings and improvements	7 – 40 years
Property and equipment is reviewed periodically for impairment if events or changes in circumstances indicate that the carrying amount may not be recoverable. Events that would typically result in such an assessment would include a change in the estimated useful life of the assets, including a change in our plans of the anticipated period of operating a leased retail store or restaurant location, the discontinued use of an asset and other factors. If expected future discounted cash flows from operations are less than their carrying amounts, an asset is determined to be impaired and a loss is recorded for the amount by which the carrying value of the asset exceeds its fair value.
Substantially all of our depreciation expense is included in SG&A in our consolidated statements of earnings, with the only depreciation included elsewhere within our consolidated statements of earnings being depreciation associated with our manufacturing, sourcing and procurement processes, which are included in cost of goods sold. Depreciation expense for Fiscal 2013, Fiscal 2012 and Fiscal 2011 included $0.0 million, $0.3 million, and $4.6 million, respectively, of impairment charges for property and equipment, which generally relate to leasehold impairments at retail stores. Depreciation by operating group in Note 10 and in our consolidated statements of cash flows includes these impairment charges. In Fiscal 2011, $3.7 million of the impairment charges reflect impairment of retail store and restaurant assets in the Tommy Bahama operating group. Substantially all of the impairment charges were recorded in SG&A in our consolidated statements of earnings.
Intangible Assets, net
At acquisition, we estimate and record the fair value of purchased intangible assets, which primarily consist of trademarks, reacquired rights and customer relationships. The fair values and useful lives of these intangible assets are estimated based on our assessment as well as independent third party appraisals in some cases. Such valuations, which are dependent upon a number of uncertain factors, may include a discounted cash flow analysis of anticipated revenues and expenses or cost savings resulting from the acquired intangible asset using an estimate of a risk-adjusted market-based cost of capital as the discount rate.
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
We have the option to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. We also have the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. Bypassing the qualitative assessment in any period does not prohibit us from performing the qualitative assessment in any subsequent period.
We test, either quantitatively or qualitatively, intangible assets with indefinite lives for impairment as of the first day of the fourth quarter of our fiscal year, or at an interim date if indicators of impairment exist at that date. No impairment of intangible assets with indefinite lives was recognized during any period presented.
We recognize amortization of intangible assets with finite lives, which primarily consist of reacquired rights and customer relationships, over the estimated useful lives of the intangible assets using a method of amortization that reflects the pattern in which the economic benefits of the intangible assets are consumed or otherwise realized. Certain of our intangible assets with finite lives may be amortized over periods of up to 15 years in some cases. The determination of an appropriate useful life for

OXFORD INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 1. Summary of Significant Accounting Policies (Continued)

amortization considers the remaining contractual period of the required right, as applicable, our plans for the intangible assets and factors outside of our control, including expected customer attrition. Amortization of intangible assets is included in SG&A in our consolidated statements of earnings. Intangible assets with finite lives are reviewed for impairment periodically if events or changes in circumstances indicate that the carrying amount may not be recoverable. If expected future discounted cash flows resulting from the intangible assets are less than their carrying amounts, an asset is determined to be impaired and a loss is recorded for the amount by which the carrying value of the asset exceeds its fair value. No impairment of intangible assets with finite lives was recognized during any period presented.
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
If an annual or interim analysis indicates an impairment of goodwill balances, the impairment is recognized in our consolidated financial statements. No impairment of goodwill was recognized during any periods presented. As of February 1, 2014, all the goodwill included in our consolidated balance sheet is deductible for tax purposes.
Prepaid Expenses and Other Non-Current Assets, net
Amounts included in prepaid expenses primarily consist of prepaid operating expenses, including rent, taxes, samples, insurance, advertising and royalties. Other non-current assets primarily consist of assets set aside for potential deferred compensation liabilities related to our deferred compensation plan as discussed below, assets related to certain investments in officers' life insurance policies, security deposits and deferred financing costs.
Officers' life insurance policies that are owned by us, which are included in other non-current assets, net, are recorded at their cash surrender value, less any outstanding loans associated with the life insurance policies that are payable to the life insurance company with which the policy is outstanding. As of February 1, 2014 and February 2, 2013, the officers' life insurance policies, net, recorded in our consolidated balance sheets totaled $5.8 million and $5.5 million, respectively.
Deferred financing costs, which are included in other non-current assets, net, are amortized on a straight-line basis, which approximates the effective interest method over the life of the related debt. Amortization expense for deferred financing costs, which is included in interest expense in our consolidated statements of earnings, was $0.4 million, $0.8 million and $1.1 million during Fiscal 2013, Fiscal 2012 and Fiscal 2011, respectively. Unamortized deferred financing costs totaled $1.9 million and $1.9 million at February 1, 2014 and February 2, 2013, respectively.
Deferred Compensation

OXFORD INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 1. Summary of Significant Accounting Policies (Continued)

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
The total value of the assets set aside for potential deferred compensation liabilities, which are included in other non-current assets, net, as of February 1, 2014 and February 2, 2013 was $11.4 million and $10.3 million, respectively, substantially all of which are held in a rabbi trust. The liabilities associated with the non-qualified deferred compensation plan are included in other non-current liabilities in our consolidated balance sheets and totaled $11.1 million and $10.0 million at February 1, 2014 and February 2, 2013, respectively.
Accounts Payable, Accrued Compensation and Other Accrued Expenses and Liabilities
Liabilities for accounts payable, accrued compensation and other accrued expenses and liabilities are carried at cost, which reflects the fair value of the consideration expected to be paid in the future for goods and services received, whether or not billed to us. Accruals for employee insurance and workers' compensation, which are included in other accrued expenses and liabilities in our consolidated balance sheets, include estimated settlements for known claims, as well as accruals for estimates of incurred but not reported claims based on our claims experience and statistical trends.
We are subject to certain claims and assessments related to legal proceedings in the ordinary course of business. The claims and assessments may relate to disputes about intellectual property, real estate and contracts, as well as labor, employment, environmental and tax matters. For those matters where it is probable that we have incurred a loss and the loss, or range of loss, can be reasonably estimated, we have recorded reserves in other accrued expenses and liabilities in our consolidated financial statements for the estimated loss and related legal fees. In other instances, because of the uncertainties related to both the probable outcome and amount or range of loss, we are unable to make a reasonable estimate of a liability, if any, and therefore have not recorded a reserve. As additional information becomes available or as circumstances change, we adjust our assessment and estimates of such liabilities accordingly. We believe the outcome of outstanding or pending matters, individually and in the aggregate, will not have a material impact on our consolidated financial statements, based on information currently available.
Contingent Consideration
In connection with acquisitions, we may enter into contingent consideration arrangements, which provide for the payment of additional purchase consideration to the sellers if certain performance criteria are achieved during a specified period. Pursuant to the guidance related to the purchase method of accounting, we must recognize the fair value of the contingent consideration based on its estimated fair value at the date of acquisition. Such valuation requires assumptions regarding anticipated cash flows, probabilities of cash flows, discount rates and other factors. Each of these assumptions may involve a significant amount of uncertainty. Subsequent to the date of acquisition, we must periodically adjust the liability for the contingent consideration to reflect the fair value of the contingent consideration by reassessing our valuation assumptions as of that date. Absent any other changes to assumptions included in our valuation of the contingent consideration, we expect as time passes that the fair value of the contingent consideration will increase due to the passage of time as we approach the payment dates. Additionally, a change in assumptions related to the contingent consideration in future periods could have a material impact on our consolidated financial statements. Any change in the fair value of the contingent consideration is recognized as change in fair value of contingent consideration in our consolidated statements of earnings.
As part of our acquisition of the Lilly Pulitzer brand and operations, we entered into a contingent consideration arrangement whereby we would be obligated to pay up to $20 million in cash in the aggregate, over the four years following the closing of the acquisition, based on Lilly Pulitzer's achievement of certain earnings targets. The terms of the contingent consideration arrangement and amounts earned and paid are discussed in further detail in Note 6. As of the date of acquisition we determined that the fair value of the contingent consideration was $10.5 million, which reflected the discounted fair value of the expected payments. Although there was uncertainty about whether the performance criteria in the contingent consideration

OXFORD INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 1. Summary of Significant Accounting Policies (Continued)

arrangement will be achieved, we anticipated paying all of the contingent consideration. Thus, the fair value of the contingent consideration at acquisition reflected the $20 million of anticipated payments discounted to fair value using a discount rate which reflected the uncertainty regarding whether the earnings target may not be met given the growth required to achieve the contingent consideration payments as well as other factors. As of January 28, 2012, we still anticipated that the performance criteria would be met based on the operating results of the Lilly Pulitzer business exceeding the performance criteria in Fiscal 2011, and we reevaluated the discount rate at that time.
As of February 2, 2013, we reevaluated the discount rate and determined that the use of a lower discount rate than used in prior periods would be appropriate. This lower discount rate reflected our assessment that we believed the likelihood of the contingent consideration being earned is greater than in prior years based on our consideration of, among other factors, (1) the historical earnings achieved by the Lilly Pulitzer operating group through Fiscal 2012, including a significant amount of earnings from Fiscal 2011 and Fiscal 2012 in excess of the targets for those periods which carries over as a reduction to the targets in future years, (2) the Fiscal 2012 earnings significantly exceeded both the Fiscal 2013 and Fiscal 2014 targets, (3) our operating income projections for the Lilly Pulitzer operating group for future periods which exceeded the Fiscal 2012 operating results and (4) the shorter remaining term of the contingent consideration arrangement, which provides greater visibility through the term of the agreement. Our assessment of these factors resulted in a reduction of the discount rate for the contingent consideration to a rate which reflects the reduced uncertainty of the amounts to be paid pursuant to the arrangement.
As of February 1, 2014, we still anticipate that the performance criteria will be met based on our consideration of (1) the operating results of the Lilly Pulitzer business exceeding the performance criteria through Fiscal 2013, resulting in a significant amount of earnings from Fiscal 2013 and earlier which carries over as a reduction to the Fiscal 2014 target and counts towards the cumulative target and (2) Fiscal 2013 operating results exceeding the Fiscal 2014 target. Our discount rate at February 1, 2014 reflects these assumptions about the minimal uncertainty about these amounts being earned.
A summary of the fair value of the contingent consideration liability, including non-current and current amounts, is as follows (in thousands):

	Fiscal 2013	Fiscal 2012	Fiscal 2011
Balance at beginning of year	$14,450	$13,145	$10,745
Change in fair value of contingent consideration	275	6,285	2,400
Contingent consideration payments made to sellers during the year	—	(4,980)	—
Balance at end of year	$14,725	$14,450	$13,145
Maximum contingent consideration amounts payable in future years	$15,000	$15,000	$17,500
Other Non-current Liabilities
Amounts included in other non-current liabilities primarily consist of deferred rent related to our operating lease agreements as discussed below, deferred compensation as discussed above, and an environmental remediation reserve as discussed in Note 6.
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
When a non-cancelable operating lease includes any fixed escalation clauses, lease incentives for rent holidays and/or landlord build-out-related allowances, rent expense is generally recognized on a straight-line basis over the initial term of the lease from the date that we take possession of the space and does not assume that any termination options included in the lease

OXFORD INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 1. Summary of Significant Accounting Policies (Continued)

will be exercised. The amount by which rents payable under the lease since lease inception differs from the amount recognized on a straight-line basis since lease inception is recorded in other non-current liabilities in our consolidated balance sheets. Deferred rent as of February 1, 2014 and February 2, 2013 was $37.8 million and $31.6 million, respectively. Contingent rents, including those based on a percentage of retail sales over stated levels, and rental payment increases based on a contingent future event are recognized as the expense is incurred.
If we vacate leased space and determine that we do not plan to use the space in the future, we recognize a loss for any future rent payments, less any anticipated future sublease income and adjusted for any deferred rent amounts included in our consolidated balance sheet on that date. Additionally, for any lease that we terminate and agree to a lease termination payment, we recognize a loss for the lease termination payment at the time of the agreement. No material amounts of such charges were incurred in any period presented. During Fiscal 2011, we recognized a reduction in deferred rent of $3.6 million resulting from our decision to exit certain leases by negotiating a lease termination or by deciding that we will exercise an early termination option for certain existing lease agreements. These amounts are reflected as a reduction to SG&A in our consolidated statements of operations.
Foreign Currency Transactions and Translation
We are exposed to foreign currency exchange risk when we generate net sales or incur expenses in currencies other than the functional currency of the business. We have determined that the functional currency for substantially all of our operations is the respective local currency. The resulting assets and liabilities denominated in amounts other than the functional currency of the subsidiary are remeasured into the functional currency of the subsidiary at the rate of exchange in effect on the balance sheet date, and income and expenses are remeasured at the average rates of exchange prevailing during the relevant period. The impact of any such remeasurement is recognized in our consolidated statements of earnings in the respective period. Net gains (losses) related to foreign currency transactions recognized in Fiscal 2013, Fiscal 2012 and Fiscal 2011 were not material to our consolidated financial statements.
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
Derivative Financial Instruments
Derivative financial instruments, which include our forward foreign currency exchange contracts and interest rate swap agreements, are measured at their fair values in our consolidated balance sheets. Unrealized gains and losses are recognized as prepaid expenses or accrued expenses, respectively. The accounting for changes in the fair value of derivative instruments depends on whether the derivative has been designated and qualifies for hedge accounting. The criteria used to determine if a derivative instrument qualifies for hedge accounting treatment are whether an appropriate hedging instrument has been identified and designated to reduce a specific exposure and whether there is a high correlation between changes in the fair value of the hedging instrument and the identified exposure based on the nature of the hedging relationship. Based on the nature of the hedging relationship, a qualifying derivative is designated for accounting purposes as a fair value hedge, a cash flow hedge or a hedge of a net investment in a foreign business. As of February 1, 2014, all of our derivative financial instruments that qualify for hedge accounting treatment are designated as cash flow hedges.
We formally document hedging instruments and hedging relationships at the inception of each contract. Further, we assess both at the inception of a contract and on an ongoing basis, whether the hedging instrument is effective in offsetting the risk of the hedged transaction. For any derivative financial instrument that is designated and qualifies for hedge accounting treatment and has not been settled as of period-end, the unrealized gains (losses) on the outstanding derivative financial instrument is recognized, to the extent the hedge relationship has been effective, as a component of comprehensive income in our consolidated statements of comprehensive income and accumulated other comprehensive income (loss) in our consolidated balance sheets. For any financial instrument that is not designated as a hedge for accounting purposes, or for any ineffective portion of a hedge, the unrealized gains (losses) on the outstanding derivative financial instrument is included in net earnings

OXFORD INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 1. Summary of Significant Accounting Policies (Continued)

(losses). Cash flows related to hedging transactions are classified in our consolidated statements of cash flows and consolidated statements of earnings in the same category as the items being hedged.
We do not use derivative instruments for trading or speculative purposes. We did not hold any derivative financial instruments, which had not been settled, that were not designated as a cash flow hedge for accounting purposes as of February 1, 2014 and February 2, 2013 and no significant ineffectiveness was recorded on qualifying hedges during Fiscal 2013, Fiscal 2012 and Fiscal 2011.
The counterparties to our derivative contracts are generally financial institutions with investment grade credit ratings. To manage our credit risk related to our derivative financial instruments, we periodically monitor the credit risk of our counterparties, limit our exposure in the aggregate and to any single counterparty, and adjust our hedging position, as appropriate. The impact of credit risk, as well as the ability of each party to fulfill its obligations under our derivative financial instruments, is considered in determining the fair value of the contracts. Historically, credit risk has not had a significant effect on the fair value of our derivative contracts. We do not have any credit risk-related contingent features or collateral requirements with our derivative financial instruments.
Foreign Currency Risk Management
As of February 1, 2014, our foreign currency exchange risk exposure primarily results from our businesses operating outside of the United States, which is primarily related to (1) our United Kingdom and European Ben Sherman operations and our Asia-Pacific and Canadian Tommy Bahama operations purchasing goods in United States dollars or other currencies which are not the functional currency of the business; (2) our businesses operating outside of the United States selling goods in currencies other than the applicable functional currency; and (3) certain other transactions, including intercompany transactions. We may enter into short-term forward foreign currency exchange contracts in the ordinary course of business to mitigate a portion of the risk associated with foreign currency exchange rate fluctuations related to purchases of inventory or selling goods in currencies other than their functional currencies by certain of our foreign subsidiaries. Historically, we have entered into forward foreign currency exchange contracts for our Ben Sherman United Kingdom business using pound sterling for the purchase of United States dollars, which are used for inventory purchases, and for the sale of Euro, which are generated from Ben Sherman operations in Europe, for pound sterling. Due to the magnitude of our other international operations, we have not historically entered into forward foreign currency exchange contracts for our other international operations, including the Tommy Bahama operations in the Asia-Pacific region and Canada.
The fair values of forward foreign exchange contracts are determined by us based on dealer quotes of market forward rates and reflect the amounts that we would receive or pay at the short-term maturity dates for contracts involving the same currencies and maturity dates. All forward foreign currency exchange contracts that had not been settled as of February 1, 2014 have contractual settlement dates during the next 18 months. Thus, we anticipate that the substantial majority of gains (losses) included in accumulated other comprehensive income as of February 1, 2014 that are ultimately realized will impact net earnings in the next year as the contracts are settled. The notional amount of forward foreign currency exchange contracts which had not been settled that qualify as hedges for accounting purposes totaled $27.7 million and $33.4 million as of February 1, 2014 and February 2, 2013, respectively.
Interest Rate Risk Management
As of February 1, 2014, we are exposed to market risk from changes in interest rates on our variable-rate indebtedness, which includes our U.S. Revolving Credit Agreement and our U.K. Revolving Credit Agreement. We generally intend to limit the impact of interest rate changes on earnings and cash flow, primarily through a mix of variable-rate and fixed-rate debt, although at times we may not have any variable-rate or fixed-rate debt. Additionally, we may enter into interest rate swap arrangements related to certain of our variable-rate debt in order to fix the interest rate on variable rate debt if we determine that our exposure to interest rate changes is higher than optimal. Our assessment also considers our need for flexibility in our borrowing arrangements resulting from the seasonality of our business, among other factors. We continuously monitor interest rates to consider the sources and terms of our borrowing facilities in order to determine whether we have achieved our interest rate management objectives.
In order to mitigate our exposure to changes in interest rates in future periods, we entered into an interest rate swap agreement under which we swap the interest rate on certain of our variable-rate borrowings ranging from $25 million to $45

OXFORD INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 1. Summary of Significant Accounting Policies (Continued)

million during the period from August 2013 until March 2015 for a fixed rate interest charge equal to 0.42% plus the applicable margin, as specified in our U.S. Revolving Credit Agreement.
The fair value of the interest rate swap is determined by us based on dealer quotes, which consider forward curves and volatility levels using observable market inputs when available. We anticipate that any gain (loss) included in accumulated other comprehensive income as of February 1, 2014 which is ultimately realized will impact net earnings during the period from February 1, 2014 through March 2015.
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

Our financial instruments consist primarily of our cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, forward foreign currency exchange contracts, interest rate swap agreements, fair value of contingent consideration and debt. Given their short-term nature, the carrying amounts of cash and cash equivalents, receivables, accounts payable and accrued expenses generally approximate their fair values. Additionally, we believe the carrying amounts of our variable-rate borrowings approximate fair value.
The following table summarizes financial assets and financial liabilities (in thousands) measured and recorded at fair value on a recurring basis, each of which are discussed in further detail above:

OXFORD INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 1. Summary of Significant Accounting Policies (Continued)

	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
February 1, 2014
Financial Liabilities:
Forward foreign currency exchange contracts	$285	$—	$285	$—
Interest rate swap agreements	$50	$—	$50	$—
Fair value of contingent consideration, (current and non-current)	$14,725	$—	$—	$14,725
February 2, 2013
Financial Liabilities:
Forward foreign currency exchange contracts	$576	$—	$576	$—
Interest rate swap agreements	$23	$—	$23	$—
Fair value of contingent consideration (current and non-current)	$14,450	$—	$—	$14,450
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
Equity Compensation
We have certain equity compensation plans as described in Note 7, which provide for the ability to grant restricted shares, restricted share units, options and other equity awards to our employees and non-employee directors. We recognize equity awards to employees and non-employee directors in our consolidated statements of earnings based on their fair values on the grant date. The fair value of restricted shares and restricted share units are determined based on the fair value of our common stock on the grant date, regardless of whether the awards are performance or service based awards.
Using the fair value method, compensation expense, with a corresponding entry to additional paid-in capital, is recognized related to the equity awards. For awards with specified service requirements, the fair value of the equity awards granted to employees is recognized over the respective service period. For performance-based awards, during the performance period we assess expected performance versus the predetermined performance goals and adjust the cumulative equity compensation expense to reflect the relative expected performance achievement. The equity compensation expense earned by the employees is recognized on a straight-line basis over the aggregate performance period and any additional required service period. Equity compensation is recognized less an estimated forfeiture rate, if material, and the estimated forfeiture rate is assessed and adjusted periodically, as appropriate.
Comprehensive Income and Accumulated Other Comprehensive Loss
Comprehensive income (loss) consists of net earnings and specified components of other comprehensive income (loss). Other comprehensive income includes changes in assets and liabilities that are not included in net earnings pursuant to GAAP, such as foreign currency translation adjustments and the net unrealized gain (loss) associated with cash flow hedges which qualify for hedge accounting, including forward foreign currency exchange contracts and interest rate swap agreements. These amounts of other comprehensive income (loss) are deferred in accumulated other comprehensive income (loss), which is included in shareholders' equity in our consolidated balance sheets. Upon settlement of the agreement, amounts related to foreign currency contracts are recognized as a part of the cost of inventory being hedged in our consolidated balance sheet and recognized in our consolidated statements of operations when the related inventory is sold, while amounts related to interest rate swap agreements are recognized in our statements of operations as an adjustment to interest expense on the individual

OXFORD INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 1. Summary of Significant Accounting Policies (Continued)

payment dates of the agreement. Amounts reclassified from accumulated other comprehensive income to our consolidated statements of earnings were not material in any period presented.
Dividends
Dividends are accrued at the time that the dividend is declared by our Board of Directors and typically paid within the same fiscal quarter declared.
Concentration of Credit Risk and Significant Customers
We are exposed to concentrations of credit risk as a result of our accounts receivable balances, for which the total exposure is limited to the amount recognized in our consolidated balance sheets. We sell our merchandise to customers operating in a number of retail distribution channels in the United States and other countries. We extend credit and continuously monitor credit risk based on an evaluation of the customer's financial condition and credit history and generally require no collateral. Credit risk is impacted by conditions or occurrences within the economy and the retail industry and is principally dependent on each customer's financial condition. Additionally, a decision by the controlling owner of a group of stores or any significant customer to decrease the amount of merchandise purchased from us or to cease carrying our products could have an adverse effect on our results of operations in future periods. Two customers represented 11% and 10% of our consolidated accounts receivable, net, as of February 1, 2014 with no other customers representing 10% or more of our consolidated accounts receivable at that date.
No individual customer represented greater than 10% of our consolidated net sales in Fiscal 2013, Fiscal 2012 or Fiscal 2011. Additionally, during Fiscal 2013, Fiscal 2012 and Fiscal 2011 no individual customer represented more than 10% or more of the net sales of Tommy Bahama, Lilly Pulitzer or Ben Sherman. During each of Fiscal 2013, Fiscal 2012 and Fiscal 2011, the top five customers of Lanier Clothes, represented 67%, 73% and 68%, respectively, of Lanier Clothes net sales. In Fiscal 2013, Fiscal 2012 and Fiscal 2011, the largest individual customer in Lanier Clothes represented 17%, 19% and 18%, respectively, of the net sales of Lanier Clothes.
Income Taxes
Income taxes included in our consolidated financial statements are determined using the asset and liability method. Under this method, income taxes are recognized based on amounts of income taxes payable or refundable in the current year as well as the impact of any items that are recognized in different periods for consolidated financial statement reporting and tax return reporting purposes. As certain amounts are recognized in different periods for consolidated financial statement and tax return reporting purposes, financial statement and tax bases of assets and liabilities differ, resulting in the recognition of deferred tax assets and liabilities. The deferred tax assets and liabilities reflect the estimated future tax effects attributable to these differences, as well as the impact of net operating loss, capital loss and federal and state credit carryforwards, each as determined under enacted tax laws and rates expected to apply in the period in which such amounts are expected to be realized or settled. As realization of deferred tax assets and liabilities is dependent upon future taxable income in specific jurisdictions, changes in tax laws and rates and shifts in the amount of taxable income among state and foreign jurisdictions may have a significant impact on the amount of benefit ultimately realized for deferred tax assets and liabilities. We account for the effect of changes in tax laws or rates in the period of enactment.
There are certain exceptions to the requirement that deferred tax liabilities be recognized for the difference in the financial and tax bases of assets in the case of foreign subsidiaries. When the financial basis of the investment in a foreign subsidiary, excluding undistributed earnings, exceeds the tax basis in such investment, the deferred liability is not recognized if management considers the investment to be essentially permanent in duration. We consider our investments in our foreign subsidiaries to be permanently reinvested, and accordingly have not recognized a deferred tax liability for these foreign subsidiaries due to a difference in financial and tax basis. Deferred tax liabilities are also not required to be recognized for undistributed earnings of foreign subsidiaries when management considers those earnings to be permanently reinvested outside the United States. We consider the undistributed earnings of substantially all of our foreign subsidiaries to be permanently reinvested outside the United States as of February 1, 2014 and therefore have not recorded a deferred tax liability on these earnings in our consolidated financial statements.

OXFORD INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
We generally receive a United States income tax benefit upon the vesting of shares and exercise of options granted to employees. The benefit is equal to the difference, multiplied by the appropriate tax rate, between (1) the fair value of the share at the time of vesting of a restricted share or restricted share unit or at the time of the exercise of the option and (2) the amount required to be paid by the employee, if any. We have recorded the benefit associated with the vesting of shares and share units granted to employees and the exercise of options as a reduction to income taxes payable. To the extent compensation expense has been recorded, income tax expense is reduced. Any additional benefit is recorded directly to shareholders' equity in our consolidated balance sheets. If a tax benefit is realized on compensation of an amount less than the amount recorded for financial statement purposes, the decrease in benefit is also recorded directly to shareholders' equity.
We file income tax returns in the United States and various state, local and foreign jurisdictions. Our federal, state, local and foreign income tax returns filed for the years ended on or before January 30, 2010, with limited exceptions, are no longer subject to examination by tax authorities.
Earnings Per Share
Basic earnings from continuing operations, earnings from discontinued operations, net of taxes and net earnings per share are calculated by dividing the respective amount by the weighted average shares outstanding during the period, including any unvested restricted shares with nonforfeitable rights to dividends, if any. Shares repurchased are removed from the weighted average number of shares outstanding upon repurchase and delivery.
Diluted earnings from continuing operations, earnings from discontinued operations, net of taxes, and net earnings per share are calculated similarly to the amounts above, except that the weighted average shares outstanding in the diluted calculations also includes the potential dilution using the treasury stock method that could occur if dilutive securities, including restricted share units, options or other dilutive awards, if any, were converted to shares. The treasury stock method assumes that shares are issued for any restricted share units, options or other dilutive awards that are "in the money," and that we use the proceeds received to repurchase shares at the average market value of our shares for the respective period. For purposes of the treasury stock method, proceeds consist of cash to be paid, future compensation expense to be recognized and the amount of tax benefits, if any, which will be credited to additional paid-in capital assuming the conversion of the share-based awards.
Discontinued Operations
On January 3, 2011, we disposed of substantially all of the operations and assets of our former Oxford Apparel operating group. The amounts classified as discontinued operations in our consolidated financial statements for all periods presented reflect the operations of our former Oxford Apparel operating group, as reported historically, except that (1) the operations of our Oxford Golf business and the operations of our Lyons, Georgia distribution center are reported within Corporate and Other as those operations were not sold and (2) certain corporate service costs which were previously allocated to Oxford Apparel are reported as corporate service costs included in Corporate and Other as there was uncertainty in whether there would be a reduction in those costs as a result of the Oxford Apparel sale.
Use of Estimates

OXFORD INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 1. Summary of Significant Accounting Policies (Continued)

The preparation of our consolidated financial statements in conformity with GAAP requires us to make certain estimates and assumptions that affect the amounts reported as assets, liabilities, revenues and expenses in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
Reclassifications
Certain prior year amounts in our consolidated financial statements have been reclassified to conform to the Fiscal 2013 presentation.

Note 2. Inventories
The components of inventories are summarized as follows (in thousands):

	February 1, 2014	February 2, 2013
Finished goods	$187,689	$154,593
Work in process	9,606	6,028
Fabric, trim and supplies	3,082	5,431
LIFO reserve	(56,665)	(56,447)
Total inventory	$143,712	$109,605
There were no LIFO inventory liquidations in Fiscal 2013, Fiscal 2012 or Fiscal 2011. LIFO accounting charges, which we consider to include changes in the LIFO reserve as well as the impact of changes in inventory reserves related to lower of cost or market adjustments that do not exceed the LIFO reserve, were $0.0 million, $4.0 million and $5.8 million in Fiscal 2013, Fiscal 2012 and Fiscal 2011, respectively.
Note 3. Property and Equipment, Net
Property and equipment, carried at cost, is summarized as follows (in thousands):

	February 1, 2014	February 2, 2013
Land	$1,594	$1,870
Buildings and improvements	28,727	29,717
Furniture, fixtures, equipment and technology	140,616	124,138
Leasehold improvements	168,950	152,778
Subtotal	339,887	308,503
Less accumulated depreciation and amortization	(198,368)	(179,621)
Total property and equipment, net	$141,519	$128,882

Note 4. Intangible Assets and Goodwill
Intangible assets by category are summarized below (in thousands):

OXFORD INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 4. Intangible Assets and Goodwill (Continued)

	February 1, 2014	February 2, 2013
Intangible assets with finite lives, which primarily consist of reacquired license rights and customer relationships:	$55,050	$45,793
Accumulated amortization	(43,488)	(41,994)
Total intangible assets with finite lives, net	11,562	3,799
Intangible assets with indefinite lives:
Trademarks	161,461	160,518
Total intangible assets, net	$173,023	$164,317
The changes in carrying amount of intangible assets, by operating group and in total, for Fiscal 2013, Fiscal 2012 and Fiscal 2011 are as follows (in thousands):

	Tommy Bahama	Lilly Pulitzer	Ben Sherman	Total
Balance, January 29, 2011	$112,480	$30,488	$23,712	$166,680
Amortization	(516)	(460)	(219)	(1,195)
Other, including foreign currency changes	—	—	(292)	(292)
Balance, January 28, 2012	111,964	30,028	23,201	165,193
Amortization	(384)	(389)	(252)	(1,025)
Other, including foreign currency changes	—	—	149	149
Balance, February 2, 2013	111,580	29,639	23,098	164,317
Acquisition of reacquired license rights	11,041	—	—	11,041
Amortization	(1,687)	(329)	(209)	(2,225)
Other, including foreign currency changes	(1,076)	—	966	(110)
Balance, February 1, 2014	$119,858	$29,310	23,855	$173,023
Based on the current estimated useful lives assigned to our intangible assets, amortization expense for Fiscal 2014, Fiscal 2015, Fiscal 2016, Fiscal 2017 and Fiscal 2018 is expected to be $2.5 million, $2.4 million, $2.2 million, $2.0 million and $1.8 million, respectively.
The changes in the carrying amount of goodwill by operating group and in total, for Fiscal 2013, Fiscal 2012 and Fiscal 2011 are as follows (in thousands):

	Tommy Bahama	Lilly Pulitzer	Total
Balance, January 29, 2011	$—	$16,866	$16,866
Purchase accounting adjustments	—	(371)	(371)
Balance, January 28, 2012	—	16,495	16,495
Acquisition	780	—	780
Balance, February 2, 2013	780	16,495	17,275
Acquisition	247	—	247
Other, including foreign currency changes	(123)	—	(123)
Balance, February 1, 2014	$904	$16,495	$17,399
Note 5. Debt
The following table details our debt (in thousands):

OXFORD INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 5. Debt (Continued)

	February 1, 2014	February 2, 2013
$235 million U.S. Secured Revolving Credit Facility ("U.S. Revolving Credit Agreement")(1)(2)	$137,592	$108,552
£7 million Senior Secured Revolving Credit Facility ("U.K. Revolving Credit Agreement")(3)	3,993	7,944
Total debt	141,585	116,496
Short-term debt	(3,993)	(7,944)
Long-term debt	$137,592	$108,552
_______________________________________________________________________________

(1)
The U.S. Revolving Credit Agreement, entered into in June 2012 and amended in November 2013, amended and restated our prior $175 million U.S. revolving credit facility. The U.S. Revolving Credit Agreement generally (i) is limited to a borrowing base consisting of specified percentages of eligible categories of assets; (ii) accrues variable-rate interest, unused line fees and letter of credit fees based upon a pricing grid which is tied to average unused availability and/or utilization; (iii) requires periodic interest payments with principal due at maturity (November 2018); and (iv) is generally secured by a first priority security interest in the accounts receivable, inventory, general intangibles and eligible trademarks, investment property (including the equity interests of certain subsidiaries), deposit accounts, intercompany obligations, equipment, goods, documents, contracts, books and records and other personal property of Oxford Industries, Inc. and substantially all of its domestic subsidiaries.

(2)
The U.S. Revolving Credit Agreement was amended in November 2013 primarily to (1) extend the maturity date of the facility from June 2017 to November 2018, (2) reduce the applicable margin (by 25 to 50 basis points, depending on excess availability under the facility at the time of determination) used to determine the applicable interest rate(s); and (3) modify certain other provisions and restrictions under the U.S. Revolving Credit Agreement.

(3)
The U.K. Revolving Credit Agreement generally (i) accrues interest at the bank's base rate plus an applicable margin; (ii) requires interest payments monthly with principal payable on demand; and (iii) is collateralized by substantially all of the assets of our United Kingdom Ben Sherman subsidiaries.

To the extent cash flow needs exceed cash flow provided by our operations we will have access, subject to their terms, to our lines of credit to provide funding for operating activities, capital expenditures and acquisitions, if any. Our credit facilities are also used to finance trade letters of credit for product purchases, which are drawn against our lines of credit at the time of shipment of the products and reduce the amounts available under our lines of credit and borrowing capacity under our credit facilities when issued. As of February 1, 2014, $8.5 million of trade letters of credit and other limitations on availability in the aggregate were outstanding against our credit facilities. After considering these limitations and the amount of eligible assets in our borrowing base, as applicable, as of February 1, 2014, we had $92.6 million and $3.9 million in unused availability under the U.S. Revolving Credit Agreement and the U.K. Revolving Credit Agreement, respectively, subject to the respective limitations on borrowings set forth in the U.S. Revolving Credit Agreement and the U.K. Revolving Credit Agreement.
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
Our U.S. Revolving Credit Agreement contains a financial covenant that applies if unused availability under the U.S. Revolving Credit Agreement for three consecutive days is less than the greater of (i) $23.5 million or (ii) 10% of the total revolving commitments. In such case, our fixed charge coverage ratio as defined in the U.S. Revolving Credit Agreement must

OXFORD INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 5. Debt (Continued)

not be less than 1.0 to 1.0 for the immediately preceding 12 fiscal months for which financial statements have been delivered. This financial covenant continues to apply until we have maintained unused availability under the U.S. Revolving Credit Agreement of more than the greater of (i) $23.5 million or (ii) 10% of the total revolving commitments for 30 consecutive days.
We believe that the affirmative covenants, negative covenants, financial covenants and other restrictions under our credit facilities are customary for those included in similar facilities entered into at the time we entered into our agreements. During Fiscal 2013 and as of February 1, 2014, no financial covenant testing was required pursuant to our U.S. Revolving Credit Agreement as the minimum availability threshold was met at all times. As of February 1, 2014, we were compliant with all covenants related to our credit facilities.
Senior Secured Notes
In Fiscal 2011, we repurchased, in privately negotiated transactions, $45.0 million in aggregate principal amount of our 11.375% Senior Secured Notes ("Senior Secured Notes") for $52.2 million, plus accrued interest. The repurchase of the Senior Secured Notes and related write-off of $1.0 million of unamortized deferred financing costs and $0.8 million of unamortized bond discount resulted in a loss on repurchase of senior notes of $9.0 million in Fiscal 2011.

In Fiscal 2012, we redeemed all of the remaining outstanding $105 million in aggregate principal amount of the Senior Secured Notes, which were scheduled to mature in July 2015. The redemption of the Senior Secured Notes for $111.0 million, plus accrued interest, and the related write-off of $1.7 million of unamortized deferred financing costs and$1.4 million of unamortized bond discount resulted in a loss on repurchase of senior notes of $9.1 million in Fiscal 2012. The redemption of the Senior Secured Notes satisfied and discharged all of our obligations with respect to the Senior Secured Notes and the related indenture and was funded primarily through borrowings under our U.S. Revolving Credit Agreement.

Note 6. Commitments and Contingencies
We have operating lease agreements for retail space, warehouses and sales and administrative offices as well as equipment with varying terms. Total rent expense, which includes minimum and contingent rent expense incurred, but excludes the reduction in rent expense associated with the write-off of deferred rent amounts upon the exit or decision to exit retail stores, under all leases was $72.3 million, $62.9 million and $49.5 million in Fiscal 2013, Fiscal 2012 and Fiscal 2011, respectively. Most leases provide for payments of real estate taxes, insurance and other operating expenses applicable to the property and many retail leases provide for contingent rent based on retail sales, which are included in total rent expense above. These payments for real estate taxes, insurance, other operating expenses and contingent percentage rent are included in rent expense above, but are not included in the aggregate minimum rental commitments below, as, in some cases, the amounts payable in future periods are not quantified in the lease agreement and are dependent on future events. The total amount of such charges included in total rent expense above were $18.8 million, $16.1 million and $12.5 million in Fiscal 2013, Fiscal 2012 and Fiscal 2011, respectively, which includes $0.6 million, $0.7 million and $1.2 million of contingent percentage rent during Fiscal 2013, Fiscal 2012 and Fiscal 2011, respectively.
As of February 1, 2014, the aggregate minimum base rental commitments for all non-cancelable operating real property leases with original terms in excess of one year are $60.0 million, $55.3 million, $50.2 million, $45.1 million, $39.0 million and $190.6 million for Fiscal 2014, Fiscal 2015, Fiscal 2016, Fiscal 2017, Fiscal 2018 and thereafter, respectively.
As of February 1, 2014, we are also obligated under certain apparel license and design agreements to make future minimum royalty and advertising payments of $5.5 million, $2.9 million and $0.1 million for Fiscal 2014, Fiscal 2015 and Fiscal 2016, respectively, and none thereafter. These amounts do not include amounts, if any, that exceed the minimums required pursuant to the agreements.
In connection with our acquisition of the Lilly Pulitzer brand and operations during Fiscal 2010, we entered into a contingent consideration agreement pursuant to which we would be obligated to pay up to an additional $20 million in cash, in the aggregate, over the four years following the closing of the acquisition based on Lilly Pulitzer's achievement of certain earnings targets. The potential contingent consideration is comprised of: (1) four individual performance periods, consisting of the period from the date of our acquisition through the end of Fiscal 2011, Fiscal 2012, Fiscal 2013 and Fiscal 2014, in respect of which the prior owners of the Lilly Pulitzer brand and operations may be entitled to receive up to $2.5 million for each

OXFORD INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 6. Commitments and Contingencies (Continued)

performance period; and (2) a cumulative performance period consisting of the period from the date of our acquisition through the end of the Fiscal 2014, in respect of which the prior owners of the Lilly Pulitzer brand and operations may be entitled to receive up to $10 million.
During Fiscal 2012, we paid the maximum $2.5 million in contingent consideration in respect of Lilly Pulitzer's earnings from the date of our acquisition through the end of Fiscal 2011. During Fiscal 2012, we also paid the $2.5 million Fiscal 2012 contingent consideration amount, less a discount in respect of our payment of the contingent consideration amount being paid prior to year-end. The fair value of the contingent consideration liability as of February 1, 2014 is included in non-current contingent consideration and contingent consideration current liability in our consolidated balance sheet in the amounts of $12.2 million and $2.5 million, respectively. These amounts in the aggregate reflect the fair value of the $15.0 million of contingent consideration expected to be paid in future periods.
During the 1990s, we discovered the presence of hazardous waste on one of our properties. We believe that remedial action will be required, including continued investigation, monitoring and treatment of groundwater and soil, although the timing of such remedial action is uncertain. As of February 1, 2014 and February 2, 2013, the reserve for the remediation of this site was $1.6 million and $1.8 million, respectively, which is included in other non-current liabilities in our consolidated balance sheets. The amount recorded represents our estimate of the costs, on an undiscounted basis, to clean up this site, based on currently available information. This estimate may change in future periods as more information on the remediation activities required and timing of those activities become known. No significant amounts related to this reserve were recorded in the statements of earnings in Fiscal 2013, Fiscal 2012 or Fiscal 2011.
Note 7. Shareholders' Equity
Common Stock
We had 60 million shares of $1.00 par value per share common stock authorized for issuance as of February 1, 2014 and February 2, 2013. We had 16.4 million and 16.6 million shares of common stock issued and outstanding as of February 1, 2014 and February 2, 2013, respectively.
Long-Term Stock Incentive Plan
As of February 1, 2014, 1.3 million shares were available for issuance under our Long-Term Stock Incentive Plan (the "Long-Term Stock Incentive Plan"). The Long-Term Stock Incentive Plan allows us to grant stock-based awards to employees and non-employee directors in the form of stock options, stock appreciation rights, restricted shares and/or restricted share units. No additional grants are available under any predecessor plans. Subsequent to December 2003, performance- and service-based restricted shares and restricted share units have been the primary vehicle in our stock-based compensation strategy, although we are not prohibited from granting other types of share-based compensation awards.
Restricted share awards and restricted share unit awards recently granted to officers and other key employees generally vest three or four years from the date of grant if (1) the performance threshold, if any, was met and (2) the employee is still employed by us on the vesting date. At the time that restricted shares are issued, the shareholder may, subject to the terms of the respective agreement, be entitled to the same dividend and voting rights as other holders of our common stock unless the shares are forfeited. At the time that restricted share units are issued, the recipient may, subject to the terms of the respective agreement, earn non-forfeitable dividend equivalents equal to the dividend paid per share to holders of our common stock, but does not obtain voting rights associated with the restricted share units. The employee generally is restricted from transferring or selling any restricted shares or restricted share units, and generally forfeits the awards upon the termination of employment, prior to the end of the vesting period. The specific provisions of the awards, including exercisability and term of the award, are evidenced by agreements with the employee as determined by our compensation committee or Board of Directors, as applicable.
The table below summarizes the restricted share activity for officers and other key employees (in shares) during Fiscal 2013, Fiscal 2012, and Fiscal 2011:

OXFORD INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 7. Shareholders' Equity (Continued)

	Fiscal 2013		Fiscal 2012		Fiscal 2011
	Number of Shares	Weighted- average grant date fair value	Number of Shares	Weighted- average grant date fair value	Number of Shares	Weighted- average grant date fair value
Restricted shares outstanding at beginning of fiscal year	487,500	$12	497,500	$12	780,500	$16
Restricted shares granted	—	—	—	—	40,000	$23
Restricted shares vested, including restricted shares repurchased from employees for employees' tax liability	(487,500)	$12	—	—	(273,000)	$22
Restricted shares forfeited	—	—	(10,000)	$23	(50,000)	$17
Restricted shares outstanding at end of fiscal year	—	$—	487,500	$12	497,500	$12
During each of Fiscal 2013 and Fiscal 2012, we granted performance awards to certain officers and other key employees with the opportunity to earn 0.1 million restricted share units, in the aggregate. Each performance award provided the recipient with the opportunity to earn restricted share units contingent upon our achievement of certain performance objectives during the respective Fiscal 2013 and Fiscal 2012 performance periods. During Fiscal 2013, no restricted share units were earned as the performance objectives for Fiscal 2013 were not achieved. During Fiscal 2012, 0.1 million of restricted share units were earned by recipients related to the Fiscal 2012 performance period and were issued in March 2013. The table below summarizes the restricted share unit activity (in shares) for Fiscal 2013:

	Fiscal 2013
	Number of Unvested Share Units	Weighted- average grant date fair value
Restricted share units outstanding at beginning of fiscal year	—	$—
Restricted share units issued	59,129	$47
Restricted share units vested, including restricted share units repurchased from employees for employees' tax liability	—	—
Restricted share units forfeited	(2,608)	$43
Restricted share units outstanding at end of fiscal year	56,521	$47
The following table summarizes information about the unvested restricted share units as of February 1, 2014. The unvested restricted share units will be settled in shares of our common stock on the vesting date, subject to the employee still being an employee at that time.

Grant	Number of Unvested Share Units	Average Market Price on Date of Grant	Vesting Date
Fiscal 2012 Restricted Share Unit Awards	56,521	$47	March 2016
As of February 1, 2014, there was $1.4 million, in the aggregate, of unrecognized compensation expense related to the unvested restricted share units, which have been granted but not yet vested. This expense is expected to be recognized from February 2, 2014 through March 2016.

OXFORD INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 7. Shareholders' Equity (Continued)

In addition, we grant restricted share or restricted share unit awards to our non-employee directors for a portion of each non-employee director's compensation. The non-employee directors must complete certain service requirements; otherwise, the restricted shares are subject to forfeiture. On the date of issuance, the non-employee directors are entitled to the same dividend and voting rights as other holders of our common stock. The non-employee directors are restricted from transferring or selling the restricted shares prior to the end of the vesting period. As of February 1, 2014, less than 0.1 million of such awards were outstanding and unvested.
Prior to and including the December 2003 grants under our previous share incentive plans, we typically granted stock options to employees at certain times as determined by our Board of Directors or our compensation committee. These stock options were governed under previous plans and the individual agreements with respect to provisions relating to exercise, termination and forfeiture. Stock options were typically granted with an exercise price equal to the share's fair market value on the date of grant. The previously granted stock options had ten-year terms and vested and became exercisable in increments of 20% on each anniversary from the date of grant. The last stock options granted by us vested in Fiscal 2008 and expired in Fiscal 2013, if not previously exercised, resulting in no remaining stock options outstanding as of February 1, 2014. There was no material stock option activity or financial statement impact related to stock options during Fiscal 2013, Fiscal 2012 or Fiscal 2011.
Employee Stock Purchase Plan
There were 0.5 million shares of our common stock authorized for issuance under our Employee Stock Purchase Plan ("ESPP") as of February 1, 2014. The ESPP allows qualified employees to purchase shares of our common stock on a quarterly basis, based on certain limitations, through payroll deductions. The shares purchased pursuant to the ESPP are not subject to any vesting or other restrictions. On the last day of each calendar quarter, the accumulated payroll deductions are applied toward the purchase of our common stock at a price equal to 85% of the closing market price on that date. Stock compensation expense related to the employee stock purchase plan recognized was $0.1 million in each of Fiscal 2013, Fiscal 2012 and Fiscal 2011.
Preferred Stock
We had 30 million shares of $1.00 par value preferred stock authorized for issuance as of February 1, 2014 and February 2, 2013. No preferred shares were issued or outstanding as of February 1, 2014 or February 2, 2013.
Accumulated Other Comprehensive Income
The following table details the changes in our accumulated other comprehensive loss by component (in thousands), net of related income taxes during Fiscal 2013, Fiscal 2012 and Fiscal 2011.

OXFORD INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 7. Shareholders' Equity (Continued)

	Foreign currency translation gain (loss)	Net unrealized gain (loss) on cash flow hedges	Accumulated other comprehensive income (loss)
Balance, January 29, 2011	$(23,776)	$(43)	$(23,819)
Other comprehensive income before reclassifications	(381)	(30)	(411)
Amounts reclassified from accumulated other comprehensive income (loss) for loss realized	—	556	556
Total other comprehensive income, net of taxes	(381)	526	145
Balance, January 28, 2012	(24,157)	483	(23,674)
Other comprehensive income before reclassifications	171	(1,976)	(1,805)
Amounts reclassified from accumulated other comprehensive income (loss) for loss realized	—	894	894
Total other comprehensive income, net of taxes	171	(1,082)	(911)
Balance, February 2, 2013	(23,986)	(599)	(24,585)
Other comprehensive income before reclassifications	703	357	1,060
Amounts reclassified from accumulated other comprehensive income (loss) for gain realized	—	(93)	(93)
Total other comprehensive income, net of taxes	703	264	967
Balance, February 1, 2014	$(23,283)	$(335)	$(23,618)
Note 8. Income Taxes
The following table summarizes our distribution between domestic and foreign earnings (loss) from continuing operations before income taxes and the provision (benefit) for income taxes related to continuing operations (in thousands):

OXFORD INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 8. Income Taxes (Continued)

	Fiscal 2013	Fiscal 2012	Fiscal 2011
Earnings before income taxes:
Domestic	$98,476	$63,429	$39,880
Foreign	(17,975)	(12,540)	3,644
Earnings before income taxes	$80,501	$50,889	$43,524
Current:
Federal	$30,190	$21,682	$8,306
State	3,911	2,365	652
Foreign	423	(724)	285
	34,524	23,323	9,243
Deferred—primarily Federal	1,343	(3,271)	5,385
Deferred—Foreign	(657)	(480)	(347)
Income taxes	$35,210	$19,572	$14,281
Reconciliations of the United States federal statutory income tax rates and our effective tax rates are summarized as follows:

	Fiscal 2013	Fiscal 2012	Fiscal 2011
Statutory tax rate	35.0%	35.0%	35.0%
State income taxes—net of federal income tax benefit	3.1%	3.0%	2.3%
Impact of foreign operations	2.6%	3.3%	(1.9)%
Valuation allowance against foreign losses and other carryforwards	4.5%	4.1%	(0.1)%
Change in contingency reserves related to unrecognized tax benefits	—%	(3.7)%	(1.2)%
Change in assertion on permanent reinvestment of foreign earnings	—%	(1.9)%	—%
Other, net	(1.5)%	(1.3)%	(1.3)%
Effective tax rate for continuing operations	43.7%	38.5%	32.8%
Deferred tax assets and liabilities included in our consolidated balance sheets are comprised of the following (in thousands):

OXFORD INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 8. Income Taxes (Continued)

	February 1, 2014	February 2, 2013
Deferred Tax Assets:
Inventories	$14,674	$13,592
Accrued compensation and benefits	7,993	9,868
Receivable allowances and reserves	2,187	2,727
Depreciation and amortization	951	1,328
Non-current liabilities	609	706
Deferred rent and lease obligations	3,315	2,093
Operating loss and other carryforwards	6,730	3,934
Other, net	1,442	787
Deferred tax assets	37,901	35,035
Deferred Tax Liabilities:
Acquired intangible assets	(43,364)	(42,827)
Deferred tax liabilities	(43,364)	(42,827)
Valuation allowance	(6,831)	(3,641)
Net deferred tax liability	$(12,294)	$(11,433)

The valuation allowance of $6.8 million and $3.6 million primarily relates to foreign operating losses for which a valuation allowance has been determined appropriate based on historical operating results in those foreign jurisdictions. As of February 1, 2014 and February 2, 2013, we had undistributed earnings of foreign subsidiaries of $6.0 million and $6.1 million, respectively. No deferred tax liability related to these foreign earnings, if any, was recorded at either balance sheet date, as the earnings of our foreign subsidiaries are considered permanently reinvested outside of the United States. The amount of deferred tax liability not recognized on permanently reinvested earnings that would be payable if the earnings were repatriated to the United States is $0.5 million. We also consider the original investment in our foreign subsidiaries to be permanently reinvested outside the United States as of February 1, 2014. Because the financial basis in each entity does not exceed the tax basis by an amount exceeding undistributed earnings, no additional United States tax would be due if the original investment were to be repatriated.
Accounting for income taxes requires that individual tax-paying entities offset all current deferred tax liabilities and assets within each particular tax jurisdiction and present them as a single amount in our consolidated balance sheets. A similar procedure is followed for all non-current deferred tax liabilities and assets. Amounts in different tax jurisdictions cannot be offset against each other. The amounts of deferred income taxes included in the following line items in our consolidated balance sheets are as follows (in thousands):

	February 1, 2014	February 2, 2013
Assets:
Deferred tax assets	$20,465	$22,952
Liabilities:
Deferred tax liabilities	(32,759)	(34,385)
Net deferred tax liability	$(12,294)	$(11,433)
A summary of unrecognized tax benefits for the most recent three years is as follows (in thousands):

OXFORD INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 8. Income Taxes (Continued)

	Fiscal 2013	Fiscal 2012	Fiscal 2011
Balance at beginning of year	$351	$2,461	$2,921
Additions for current year tax positions	17	245	13
Expiration of the statute of limitation for the assessment of taxes	(23)	(2,195)	(604)
Additions for tax positions of prior year	6	5	133
Reductions for tax positions of prior year	—	(138)	(2)
Settlements	—	(27)	—
Balance at end of year	$351	$351	$2,461
The unrecognized tax benefits, if recognized, would reduce our annual effective rate. The net impact on our consolidated statements of earnings for potential penalty and interest expense related to these unrecognized tax benefits was not material in Fiscal 2013, Fiscal 2012 or Fiscal 2011. As of February 1, 2014 and February 2, 2013, no material amounts of liabilities for potential penalties and interest related to uncertain tax positions have been recognized in our consolidated balance sheets.
Note 9. Defined Contribution Plans
We have a tax-qualified voluntary retirement savings plan covering substantially all full-time United States employees and other similar plans covering certain foreign employees. If a participant decides to contribute, a portion of the contribution is matched by us. Additionally, we incur certain charges related to our non-qualified deferred compensation plan as discussed in Note 1. Realized and unrealized gains and losses on the deferred compensation plan investments are recorded in SG&A in our consolidated statements of earnings and substantially offset the changes in deferred compensation liabilities to participants resulting from changes in market values. Our aggregate expense under these defined contribution and non-qualified deferred compensation plans in Fiscal 2013, Fiscal 2012 and Fiscal 2011 was $2.9 million, $3.0 million and $2.5 million, respectively.
Note 10. Operating Groups
Our business is primarily operated through our four operating groups: Tommy Bahama, Lilly Pulitzer, Lanier Clothes and Ben Sherman. We identify our operating groups based on the way our management organizes the components of our business for purposes of allocating resources and assessing performance. Our operating group structure reflects a brand-focused management approach, emphasizing operational coordination and resource allocation across each brand's direct to consumer, wholesale and licensing operations.
Tommy Bahama designs, sources, markets and distributes men's and women's sportswear and related products. The target consumers of Tommy Bahama are primarily affluent men and women age 35 and older who embrace a relaxed and casual approach to daily living. Tommy Bahama products can be found in our Tommy Bahama stores and on our Tommy Bahama e-commerce website, tommybahama.com, as well as in better department stores and independent specialty stores throughout the United States. We also operate Tommy Bahama restaurants and license the Tommy Bahama name for various product categories.
Lilly Pulitzer designs, sources and distributes upscale collections of women's and girl's dresses, sportswear and related products. Lilly Pulitzer was originally created in the late 1950's and is an affluent brand with a heritage and aesthetic based on the Palm Beach resort lifestyle. The brand is somewhat unique among women's brands in that it has demonstrated multi-generational appeal, including young women in college or recently graduated from college; young mothers with their daughters; and women who are not tied to the academic calendar. Lilly Pulitzer products can be found in our owned Lilly Pulitzer stores, in Lilly Pulitzer Signature Stores and on our Lilly Pulitzer website, lillypulitzer.com, as well as in better department stores and independent specialty stores. We also license the Lilly Pulitzer name for various product categories.
Lanier Clothes designs, sources and markets branded and private label men's tailored clothing, including suits, sportcoats, suit separates and dress slacks across a wide range of price points, with the majority of the business at moderate price points. The majority of our Lanier Clothes branded products are sold under certain trademarks licensed to us by third parties. Licensed brands include Kenneth Cole, Dockers, Geoffrey Beene and Ike Behar. Additionally, we design and market products for our

OXFORD INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 10. Operating Groups (Continued)

owned Billy London, Arnold Brant and Oxford Republic brands. In addition to the branded businesses, Lanier Clothes designs and sources private label tailored clothing products for certain customers. Our Lanier Clothes products are sold to national chains, department stores, specialty stores, specialty catalog retailers, warehouse clubs and discount retailers throughout the United States.
Ben Sherman is a London-based designer, marketer and distributor of men's branded sportswear and related products. Ben Sherman was established in 1963 as an edgy shirt brand that was adopted by the "Mods" and has throughout its history been inspired by what is new and current in British art, music, culture and style. The brand has evolved into a British lifestyle brand of apparel targeted at style conscious men ages 25 to 40 in markets throughout the world. Ben Sherman products can be found in better department stores, a variety of independent specialty stores and our owned and licensed Ben Sherman retail stores, as well as on Ben Sherman e-commerce websites. We also license the Ben Sherman name for various product categories.
Corporate and Other is a reconciling category for reporting purposes and includes our corporate offices, substantially all financing activities, elimination of inter-segment sales, LIFO inventory accounting adjustments, other costs that are not allocated to the operating groups and operations of our other businesses which are not included in our four operating groups, including our Oxford Golf and our Lyons, Georgia distribution center operations. LIFO inventory calculations are made on a legal entity basis which does not correspond to our operating group definitions; therefore, LIFO inventory accounting adjustments are not allocated to our operating groups.
The tables below present certain information about our operating groups (in thousands):

OXFORD INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 10. Operating Groups (Continued)

	Fiscal 2013	Fiscal 2012	Fiscal 2011
Net sales
Tommy Bahama	$584,941	$528,639	$452,156
Lilly Pulitzer	137,943	122,592	94,495
Lanier Clothes	109,530	107,272	108,771
Ben Sherman	67,218	81,922	91,435
Corporate and Other	17,465	15,117	12,056
Total	$917,097	$855,542	$758,913
Depreciation and Amortization of Intangible Assets
Tommy Bahama	$24,806	$18,551	$19,460
Lilly Pulitzer	3,215	2,402	2,002
Lanier Clothes	347	421	427
Ben Sherman	3,154	2,889	2,638
Corporate and Other	2,380	2,072	2,627
Total	$33,902	$26,335	$27,154
Operating Income (Loss)
Tommy Bahama	$72,207	$69,454	$64,171
Lilly Pulitzer	25,951	20,267	14,278
Lanier Clothes	10,828	10,840	12,862
Ben Sherman	(13,131)	(10,898)	(2,535)
Corporate and Other	(11,185)	(20,692)	(19,969)
Total operating income	84,670	68,971	68,807
Interest expense, net	4,169	8,939	16,266
Loss on repurchase of senior notes	—	9,143	9,017
Earnings from Continuing Operations Before Income Taxes	$80,501	$50,889	$43,524

	Fiscal 2013	Fiscal 2012	Fiscal 2011
Purchases of Property and Equipment
Tommy Bahama	$30,810	$46,392	$24,686
Lilly Pulitzer	10,343	4,576	3,228
Lanier Clothes	30	593	85
Ben Sherman	1,137	3,997	4,220
Corporate and Other	1,052	5,144	3,091
Total	$43,372	$60,702	$35,310

OXFORD INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 10. Operating Groups (Continued)

	February 1, 2014	February 2, 2013
Total Assets
Tommy Bahama	$408,599	$359,462
Lilly Pulitzer	101,704	90,873
Lanier Clothes	39,989	28,455
Ben Sherman	79,299	74,055
Corporate and Other	(2,286)	3,225
Total	$627,305	$556,070
Net book value of our property and equipment, by geographic area is presented below (in thousands):

	February 1, 2014	February 2, 2013
United States	$124,894	$115,022
United Kingdom and Europe	7,086	8,140
Other foreign	9,539	5,720
Total	$141,519	$128,882
Net sales recognized by geographic area is presented below (in thousands):

	Fiscal 2013	Fiscal 2012	Fiscal 2011
United States	$843,620	$793,289	$691,945
United Kingdom and Europe	45,488	51,536	62,671
Other foreign	27,989	10,717	4,297
Total	$917,097	$855,542	$758,913
Note 11. Related Party Transactions
SunTrust
SunTrust Banks, Inc. and its subsidiaries ("SunTrust") is one of our principal shareholders, with the ability to direct the voting of approximately 5% of our outstanding common stock at December 31, 2013. SunTrust has advised us that it is holding these shares of our common stock in various fiduciary and agency capacities. Mr. E. Jenner Wood, III, one of our directors, is Chairman, President and CEO of SunTrust Bank, Atlanta/Georgia Division and Corporate Executive Vice President of SunTrust Banks, Inc.
We maintain a syndicated credit facility under which SunTrust serves as agent and lender and a SunTrust affiliate acted as lead arranger and bookrunner in connection with our Fiscal 2012 and Fiscal 2013 refinancings of our credit facility. The services provided and fees paid to SunTrust in connection with such services for each period are set forth below (in thousands):

Service	Fiscal 2013	Fiscal 2012	Fiscal 2011
Interest and agent fees for our credit facility	$696	$569	$234
Cash management services	$92	$106	$151
Lead arranger, bookrunner and upfront fees	$254	$616	$—
Other	$6	$9	$7

OXFORD INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 11. Related Party Transactions (Continued)

Our credit facilities were entered into in the ordinary course of business. Our aggregate payments to SunTrust and its subsidiaries for these services did not exceed 1% of our gross revenues during the periods presented or 1% of SunTrust's gross revenues during its fiscal years ended December 31, 2013, December 31, 2012 and December 31, 2011.
In addition, Mr. J. Hicks Lanier, our Chairman and retired Chief Executive Officer, served on the board of directors of SunTrust from 2003 until his retirement from that position in April 2012.
Contingent Consideration Agreement
In connection with our acquisition of the Lilly Pulitzer brand and operations during Fiscal 2010, we entered into a contingent consideration agreement pursuant to which the beneficial owners of the Lilly Pulitzer brand and operations prior to the acquisition are entitled to earn up to an additional $20 million in cash, in the aggregate, over the four years following the closing of the acquisition based on Lilly Pulitzer's achievement of certain earnings targets. The potential contingent consideration is comprised of: (1) four individual performance periods, consisting of the period from the date of our acquisition through the end of Fiscal 2011, Fiscal 2012, Fiscal 2013 and Fiscal 2014, in respect of which the prior owners of the Lilly Pulitzer brand and operations may be entitled to receive up to $2.5 million for each performance period; and (2) a cumulative performance period consisting of the period from the date of our acquisition through the end of Fiscal 2014, in respect of which the prior owners of the Lilly Pulitzer brand and operations may be entitled to receive up to $10 million.
Mr. Scott A. Beaumont, one of our executive officers who was appointed CEO, Lilly Pulitzer Group, in connection with our acquisition of the Lilly Pulitzer brand and operations, together with various trusts for the benefit of certain family members, held a 50% ownership interest in the Lilly Pulitzer brand and operations prior to the acquisition. The principals who owned the Lilly Pulitzer brand and operations prior to the acquisition continue to manage the Lilly Pulitzer operations.
During Fiscal 2012, we paid the maximum $2.5 million in contingent consideration in respect of Lilly Pulitzer's earnings from the date of our acquisition through the end of Fiscal 2011. During Fiscal 2012, we entered into an amendment to the contingent consideration agreement. Under this amendment, after consideration of Lilly Pulitzer's earnings through the date of the amendment and the substantial likelihood that the $2.5 million in contingent consideration in respect of Lilly Pulitzer's operating results for Fiscal 2012 would become payable, we paid the $2.5 million Fiscal 2012 contingent consideration amount, less a discount, during Fiscal 2012. No changes to earnings targets or other terms of the agreement resulted from this amendment.
Based on the Fiscal 2013 Lilly Pulitzer earnings, the maximum $2.5 million contingent consideration amount has been earned and is classified in current liabilities in our consolidated balance sheet as of February 1, 2014. We anticipate payment of this amount in the first quarter of Fiscal 2014. Further, based on the Lilly Pulitzer earnings through Fiscal 2013 and the required earnings in Fiscal 2014, we anticipate that the remaining $12.5 million of the contingent consideration will be earned and paid.
Note 12. Summarized Quarterly Data (unaudited)
Each of our fiscal quarters consists of thirteen week periods, beginning on the first day after the end of the prior fiscal quarter, except that the fourth quarter in a year with 53 weeks (such as Fiscal 2012) includes 14 weeks. Following is a summary of our Fiscal 2013 and Fiscal 2012 quarterly results (in thousands, except per share amounts):

OXFORD INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 12. Summarized Quarterly Data (unaudited) (Continued)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Fiscal 2013
Net sales	$234,203	$235,024	$197,506	$250,364	$917,097
Gross profit	$134,075	$136,849	$104,785	$137,865	$513,574
Operating income	$26,061	$27,712	$4,551	$26,346	$84,670
Net earnings	$13,623	$15,806	$889	$14,973	$45,291
Net earnings per share:
Basic and diluted	$0.82	$0.96	$0.05	$0.91	$2.75
Weighted average shares outstanding:
Basic	16,586	16,394	16,406	16,414	16,450
Diluted	16,611	16,423	16,435	16,444	16,482

Fiscal 2012
Net sales	$230,953	$206,929	$181,414	$236,246	$855,542
Gross profit	$129,214	$118,280	$96,822	$125,241	$469,557
Operating income	$32,788	$20,318	$5,920	$9,945	$68,971
Net earnings	$18,002	$5,028	$3,010	$5,277	$31,317
Net earnings per share:
Basic and diluted	$1.09	$0.30	$0.18	$0.32	$1.89
Weighted average shares outstanding:
Basic	16,531	16,554	16,580	16,585	16,563
Diluted	16,552	16,570	16,591	16,608	16,586
The sum of the quarterly net earnings per share amounts may not equal the amounts for the full year due to rounding. Fiscal 2012 includes 53 weeks, with the fourth quarter including a 14 week period. Fiscal 2013 includes 52 weeks with the fourth quarter including a 13 week period.
The fourth quarter of Fiscal 2013 included a gain on sale of property of $1.6 million. During the second quarter and third quarter of Fiscal 2013, we recognized charges of $0.3 million and $0.4 million, respectively, resulting from the inventory step-up related to the Tommy Bahama Canada acquisition. During the second, third and fourth quarter of Fiscal 2013, we recognized charges of $0.3 million, $0.3 million and $0.7 million, respectively, related to amortization of intangible assets resulting from the purchase accounting impact of the Tommy Bahama Canada acquisition.
The second quarter of Fiscal 2012 included a $9.1 million loss on the redemption of our Senior Secured Notes, while the fourth quarter of Fiscal 2012 included the following significant items which impacted earnings for the quarter: (1) a LIFO accounting charge of $4.5 million; and (2) a $4.5 million charge due to the change in fair value of contingent consideration, compared to a $0.6 million charge in each of the first three quarters in Fiscal 2012 and each quarter in Fiscal 2011.

SCHEDULE II
Oxford Industries, Inc.
Valuation and Qualifying Accounts

Column A	Column B	Column C		Column D		Column E
Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Charged to Other Accounts– Describe	Deductions– Describe		Balance at End of Period
	(In thousands)
Fiscal 2013
Deducted from asset accounts:
Accounts receivable reserves(1)	$11,094	$11,245	—	$(12,655)	(3)	$9,684
Allowance for doubtful accounts(2)	1,005	(406)	—	42	(4)	641
Fiscal 2012
Deducted from asset accounts:
Accounts receivable reserves(1)	$8,429	$11,238	—	$(8,573)	(3)	$11,094
Allowance for doubtful accounts(2)	1,980	132	—	(1,107)	(4)	1,005
Fiscal 2011
Deducted from asset accounts:
Accounts receivable reserves(1)	$9,178	$8,612	—	$(9,361)	(3)	$8,429
Allowance for doubtful accounts(2)	2,559	—	—	(579)	(4)	1,980
_______________________________________________________________________________

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Oxford Industries, Inc.

We have audited the accompanying consolidated balance sheets of Oxford Industries, Inc. (the Company) as of February 1, 2014 and February 2, 2013, and the related consolidated statements of earnings, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended February 1, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Oxford Industries, Inc. at February 1, 2014 and February 2, 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended February 1, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Oxford Industries, Inc.'s internal control over financial reporting as of February 1, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated March 31, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Atlanta, Georgia
March 31, 2014

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
Changes in and Evaluation of Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting during the fourth quarter of Fiscal 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We assessed the effectiveness of our internal control over financial reporting as of February 1, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the Internal Control—Integrated Framework (1992). Based on this assessment, we believe that our internal control over financial reporting was effective as of February 1, 2014.
Ernst & Young LLP, our independent registered public accounting firm, has audited our internal control over financial reporting as of February 1, 2014, and its report thereon is included herein.

/s/ THOMAS C. CHUBB III	/s/ K. SCOTT GRASSMYER
Thomas C. Chubb III Chief Executive Officer and President (Principal Executive Officer)	K. Scott Grassmyer Senior Vice President—Finance, Chief Financial Officer and Controller (Principal Financial Officer)
March 31, 2014	March 31, 2014

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Oxford Industries, Inc.

We have audited Oxford Industries, Inc.’s (the Company’s) internal control over financial reporting as of February 1, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Oxford Industries, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Oxford Industries, Inc. maintained, in all material respects, effective internal control over financial reporting as of February 1, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the fiscal 2013 consolidated financial statements of Oxford Industries, Inc., and our report dated March 31, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Atlanta, Georgia
March 31, 2014

Item 9B.    Other Information
On March 25, 2014, our Board of Directors amended the Bylaws of Oxford Industries, Inc. to clarify the responsibilities and authority of our Treasurer, Assistant Treasurer, Secretary and Assistant Secretary functions, as well as our Chief Executive Officer's role in specifying the duties that may be assigned to our Vice President officer roles. The Bylaws of Oxford Industries, Inc., as amended by our Board of Directors on March 25, 2014, are filed with this Annual Report on Form 10-K as Exhibit 3.2 and are incorporated in this Item 9B by reference.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance
The following table sets forth certain information concerning the members of our Board of Directors as of February 1, 2014:

Name	Principal Occupation
Thomas C. Chubb III	Mr. Chubb is our Chief Executive Officer and President.
Thomas C. Gallagher
Mr. Gallagher is Chairman and Chief Executive Officer of Genuine Parts Company, a distributor of automotive replacement parts, industrial replacement parts, office products and electrical/electronic materials.

George C. Guynn	Mr. Guynn was President and CEO of the Federal Reserve Bank of Atlanta until his retirement in 2006.
John R. Holder	Mr. Holder is Chairman and Chief Executive Officer of Holder Properties, a commercial and residential real estate development, leasing and management company.
J. Hicks Lanier	Mr. Lanier is our Chairman and was our Chief Executive Officer until his retirement on December 31, 2012.
J. Reese Lanier	Mr. Lanier was self-employed in farming and related businesses until his retirement in 2009.
Dennis M. Love	Mr. Love is Chairman and Chief Executive Officer of Printpack Inc., a manufacturer of flexible and specialty rigid packaging.
Clarence H. Smith	Mr. Smith is Chairman of the Board, President and Chief Executive Officer of Haverty Furniture Companies, Inc., a home furnishings retailer.
Clyde C. Tuggle	Mr. Tuggle is Senior Vice President and Chief Public Affairs and Communications Officer of The Coca-Cola Company.
Helen B. Weeks	Ms. Weeks founded Ballard Designs, Inc., a home furnishing catalog business, and was its Chief Executive Officer until her retirement in 2002.
E. Jenner Wood III	Mr. Wood is Chairman, President and CEO of SunTrust Bank, Atlanta / Georgia Division and Corporate Executive Vice President of SunTrust Banks, Inc.
The following table sets forth certain information concerning our executive officers as of February 1, 2014:

Name	Position Held
Thomas C. Chubb III	Chief Executive Officer and President
Scott A. Beaumont	CEO, Lilly Pulitzer Group
Thomas E. Campbell	Senior Vice President - Law and Administration, General Counsel and Secretary
K. Scott Grassmyer	Senior Vice President - Finance, Chief Financial Officer and Controller
J. Wesley Howard, Jr.	President, Lanier Clothes
Terry R. Pillow	CEO, Tommy Bahama Group
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

PART IV

Item 15.    Exhibits and Financial Statement Schedules

        (a)    1.  Financial Statements
The following consolidated financial statements are included in Part II, Item 8 of this report:

•	Consolidated Balance Sheets as of February 1, 2014 and February 2, 2013.

•	Consolidated Statements of Earnings for Fiscal 2013, Fiscal 2012 and Fiscal 2011.

•	Consolidated Statements of Comprehensive Income for Fiscal 2013, Fiscal 2012 and Fiscal 2011.

•	Consolidated Statements of Shareholders' Equity for Fiscal 2013, Fiscal 2012 and Fiscal 2011.

•	Consolidated Statements of Cash Flows for Fiscal 2013, Fiscal 2012 and Fiscal 2011.

•	Notes to Consolidated Financial Statements for Fiscal 2013, Fiscal 2012 and Fiscal 2011.
                 2.     Financial Statement Schedules

•	Schedule II—Valuation and Qualifying Accounts
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

3.1	Restated Articles of Incorporation of Oxford Industries, Inc. Incorporated by reference to Exhibit 3.1 to the Company's Form 10-Q for the fiscal quarter ended August 29, 2003.
3.2	Bylaws of Oxford Industries, Inc., as amended.*
10.1	Executive Medical Plan. Incorporated by reference to Exhibit 10(d) to the Company's Form 10-K for the fiscal year ended June 3, 2005.†
10.2
Amended and Restated Long-Term Stock Incentive Plan, effective as of March 26, 2009. Incorporated by reference to Appendix A to the Company's Proxy Statement for its Annual Meeting of Shareholders held June 15, 2009, filed on May 11, 2009.†

10.3
Form of Terms and Conditions of the Oxford Industries, Inc. Performance Share Unit Award Program for Fiscal 2012. Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on March 23, 2012.†

10.4
Form of Terms and Conditions of the Oxford Industries, Inc. Performance Share Unit Award Program for Fiscal 2013. Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on April 11, 2013.†

10.5
Earnout Agreement, dated as of December 21, 2010, by and among Oxford Industries, Inc., Sugartown Worldwide, Inc., SWI Holdings, Inc. and the other parties thereto. Incorporated by reference to Exhibit 10.20 to the Company's Form 10-K for the fiscal year ended January 29, 2011.

10.6
First Amendment to Earnout Agreement, dated as of December 19, 2012, by and among Oxford Industries, Inc., Sugartown Worldwide LLC, and SWI Holdings, Inc., on behalf of itself and on behalf of the Sellers. Incorporated by reference to Exhibit 10.9 to the Company's Form 10-K for the fiscal year ended February 2, 2013.

10.7
Employment Agreement, dated as of December 21, 2010, by and between Sugartown Worldwide, Inc. and Scott A. Beaumont. Incorporated by reference to Exhibit 10.21 to the Company's Form 10-K for the fiscal year ended January 29, 2011.†

10.8
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

10.9
Third Amended and Restated Pledge and Security Agreement, dated as of June 14, 2012, among Oxford Industries, Inc., the other Grantors party thereto and SunTrust Bank, as administrative agent. Incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed on June 15, 2012.

10.10
First Amendment, dated November 21, 2013, to Third Amended and Restated Credit Agreement, by and among Oxford Industries, Inc., Tommy Bahama Group, Inc., the Persons party thereto from time to time as Guarantors, the financial institutions party thereto from time to time as lenders, the financial institutions party thereto from time to time as Issuing Banks and SunTrust Bank, as administrative agent. Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on November 25, 2013.

10.11
Oxford Industries, Inc. Deferred Compensation Plan (as amended and restated effective June 13, 2012). Incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the fiscal quarter ended October 27, 2012.†

10.12
Compromise Agreement, dated November 12, 2012, by and between Ben Sherman Group Limited and Panayiotis Philippou. Incorporated by reference to Exhibit 10.14 to the Company's Form 10-K for the fiscal year ended February 2, 2013.†

10.13
Executive Post-Retirement Benefits Agreement, dated December 31, 2012, by and between Oxford Industries, Inc. and J. Hicks Lanier. Incorporated by reference to Exhibit 10.15 to the Company's Form 10-K for the fiscal year ended February 2, 2013.†

10.14
Oxford Industries, Inc. Executive Performance Incentive Plan (as amended and restated, effective March 27, 2013). Incorporated by reference to Appendix A to the Company's Proxy Statement for its Annual Meeting of Shareholders held June 19, 2013, filed on May 17, 2013.†

21	List of Subsidiaries.*
23	Consent of Independent Registered Public Accounting Firm.*
24	Powers of Attorney.*
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.*
101INS	XBRL Instance Document
101SCH	XBRL Taxonomy Extension Schema Document
101CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101DEF	XBRL Taxonomy Extension Definition Linkbase Document
101LAB	XBRL Taxonomy Extension Label Linkbase Document
101PRE	XBRL Taxonomy Extension Presentation Linkbase Document

_______________________________________________________________________________

*	Filed herewith
††	Management contract or compensation plan or arrangement required to be filed as an exhibit to this form pursuant to Item 15(b) of this report.
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

Date: March 31, 2014
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Capacity	Date

	/s/ THOMAS C. CHUBB III	Chief Executive Officer and President (Principal Executive Officer) and Director
	Thomas C. Chubb III		March 31, 2014
	/s/ K. SCOTT GRASSMYER	Senior Vice President - Finance, Chief Financial Officer and Controller (Principal Financial Officer and Principal Accounting Officer)
	K. Scott Grassmyer		March 31, 2014
*
	Thomas C. Gallagher	Director	March 31, 2014
*
	George C. Guynn	Director	March 31, 2014
*
	John R. Holder	Director	March 31, 2014
*
	J. Hicks Lanier	Director	March 31, 2014
*
	J. Reese Lanier	Director	March 31, 2014
*
	Dennis M. Love	Director	March 31, 2014
*
	Clarence H. Smith	Director	March 31, 2014
*
	Clyde C. Tuggle	Director	March 31, 2014

	Helen B. Weeks	Director
*
	E. Jenner Wood III	Director	March 31, 2014

*By	/s/ THOMAS E. CAMPBELL
Thomas E. Campbell as Attorney-in-Fact