Form 10-Q
period 2014-05-03
OXFORD INDUSTRIES INC
filed 2014-06-12
CIK 75288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MAY 3, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of shares outstanding
Title of each class	as of June 6, 2014
Common Stock, $1 par value	16,452,836

OXFORD INDUSTRIES, INC.
INDEX TO FORM 10-Q
For the First Quarter of Fiscal 2014

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

Our SEC filings and public announcements may include forward-looking statements about future events. Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “will” and similar expressions identify forward-looking statements, which generally are not historical in nature. We intend for all forward-looking statements contained herein, in our press releases or on our website, and all subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf, to be covered by the safe harbor provisions for forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (which Sections were adopted as part of the Private Securities Litigation Reform Act of 1995). Important assumptions relating to these forward-looking statements include, among others, assumptions regarding the impact of economic conditions on consumer demand and spending, particularly in light of general economic uncertainty that continues to prevail, demand for our products, timing of shipments requested by our wholesale customers, expected pricing levels, competitive conditions, retention of and disciplined execution by key management, the timing and cost of store openings and of planned capital expenditures, weather, costs of products as well as the raw materials used in those products, costs of labor, acquisition and disposition activities, expected outcomes of pending or potential litigation and regulatory actions, access to capital and/or credit markets and the impact of foreign losses on our effective tax rate. Forward-looking statements reflect our current expectations, based on currently available information, and are not guarantees of performance. Although we believe that the expectations reflected in such forward-looking statements are reasonable, these expectations could prove inaccurate as such statements involve risks and uncertainties, many of which are beyond our ability to control or predict. Should one or more of these risks or uncertainties, or other risks or uncertainties not currently known to us or that we currently deem to be immaterial, materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Important factors relating to these risks and uncertainties include, but are not limited to, those described in Part I, Item 1A. Risk Factors contained in our Annual Report on Form 10-K for Fiscal 2013, as updated by Part II, Item 1A. Risk Factors in this report and those described from time to time in our future reports filed with the SEC. We caution that one should not place undue reliance on forward-looking statements, which speak only as of the date on which they are made. We disclaim any intention, obligation or duty to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

Fiscal 2015	52 weeks ending January 30, 2016
Fiscal 2014	52 weeks ending January 31, 2015
Fiscal 2013	52 weeks ended February 1, 2014
Fourth Quarter Fiscal 2014	13 weeks ending January 31, 2015
Third Quarter Fiscal 2014	13 weeks ending November 1, 2014
Second Quarter Fiscal 2014	13 weeks ending August 2, 2014
First Quarter Fiscal 2014	13 weeks ended May 3, 2014
Fourth Quarter Fiscal 2013	13 weeks ended February 1, 2014
Third Quarter Fiscal 2013	13 weeks ended November 2, 2013
Second Quarter Fiscal 2013	13 weeks ended August 3, 2013
First Quarter Fiscal 2013	13 weeks ended May 4, 2013

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OXFORD INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except par amounts)

	May 3, 2014	February 1, 2014	May 4, 2013
ASSETS
Current Assets:
Cash and cash equivalents	$8,568	$8,483	$28,325
Receivables, net	89,642	75,277	82,196
Inventories, net	128,259	143,712	95,798
Prepaid expenses, net	23,206	23,095	21,508
Deferred tax assets	21,803	20,465	20,686
Total current assets	271,478	271,032	248,513
Property and equipment, net	139,779	141,519	135,613
Intangible assets, net	173,199	173,023	163,813
Goodwill	17,440	17,399	17,267
Other non-current assets, net	24,649	24,332	23,209
Total Assets	$626,545	$627,305	$588,415
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$55,204	$75,527	$49,862
Accrued compensation	17,327	18,412	14,651
Income tax payable	11,437	6,584	—
Other accrued expenses and liabilities	31,641	26,030	27,921
Contingent consideration	12,294	2,500	—
Short-term debt	3,382	3,993	5,825
Total current liabilities	131,285	133,046	98,259
Long-term debt	138,601	137,592	159,294
Non-current contingent consideration	—	12,225	14,519
Other non-current liabilities	50,837	51,520	46,340
Non-current deferred income taxes	33,581	32,759	35,498
Commitments and contingencies
Shareholders’ Equity:
Common stock, $1.00 par value per share	16,455	16,416	16,387
Additional paid-in capital	114,802	114,021	111,882
Retained earnings	164,849	153,344	131,120
Accumulated other comprehensive loss	(23,865)	(23,618)	(24,884)
Total shareholders’ equity	272,241	260,163	234,505
Total Liabilities and Shareholders’ Equity	$626,545	$627,305	$588,415

See accompanying notes.

OXFORD INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)
(in thousands, except per share amounts)

	First Quarter Fiscal 2014	First Quarter Fiscal 2013
Net sales	$257,649	$234,203
Cost of goods sold	110,321	100,128
Gross profit	147,328	134,075
SG&A	123,231	113,025
Change in fair value of contingent consideration	69	69
Royalties and other operating income	4,441	5,080
Operating income	28,469	26,061
Interest expense, net	1,073	936
Net earnings before income taxes	27,396	25,125
Income taxes	12,427	11,502
Net earnings	$14,969	$13,623
Net earnings per share:
Basic	$0.91	$0.82
Diluted	$0.91	$0.82
Weighted average shares outstanding:
Basic	16,418	16,586
Diluted	16,450	16,611
Dividends declared per share	$0.21	$0.18

See accompanying notes.

OXFORD INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(in thousands)

	First Quarter Fiscal 2014	First Quarter Fiscal 2013
Net earnings	$14,969	$13,623
Other comprehensive income (loss), net of taxes:
Foreign currency translation gain (loss)	94	(661)
Net unrealized gain (loss) on cash flow hedges	(341)	362
Total other comprehensive income (loss), net of taxes	(247)	(299)
Comprehensive income	$14,722	$13,324

See accompanying notes.

OXFORD INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	First Quarter Fiscal 2014	First Quarter Fiscal 2013
Cash Flows From Operating Activities:
Net earnings	$14,969	$13,623
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation	8,512	7,015
Amortization of intangible assets	624	211
Change in fair value of contingent consideration	69	69
Amortization of deferred financing costs	108	108
Equity compensation expense	595	782
Deferred income taxes	(647)	3,443
Excess tax benefits related to equity-based compensation	—	(5,994)
Changes in working capital, net of acquisitions and dispositions:
Receivables, net	(14,125)	(19,707)
Inventories, net	15,853	13,600
Prepaid expenses, net	(171)	(2,002)
Current liabilities	(12,140)	(17,376)
Other non-current assets, net	(380)	(124)
Other non-current liabilities	(716)	1,772
Net cash provided by (used in) operating activities	12,551	(4,580)
Cash Flows From Investing Activities:
Purchases of property and equipment	(6,704)	(13,860)
Net cash used in investing activities	(6,704)	(13,860)
Cash Flows From Financing Activities:
Repayment of revolving credit arrangements	(85,099)	(67,428)
Proceeds from revolving credit arrangements	85,407	116,171
Payment of contingent consideration amounts earned	(2,500)	—
Proceeds from issuance of common stock, including excess tax benefits	228	6,214
Repurchase of equity awards for employee tax withholding liabilities	—	(12,637)
Dividends paid	(3,463)	(3,024)
Net cash (used in) provided by financing activities	(5,427)	39,296
Net change in cash and cash equivalents	420	20,856
Effect of foreign currency translation on cash and cash equivalents	(335)	(48)
Cash and cash equivalents at the beginning of year	8,483	7,517
Cash and cash equivalents at the end of the period	$8,568	$28,325
Supplemental disclosure of cash flow information:
Cash paid for interest, net	$969	$860
Cash paid for income taxes	$8,112	$1,113

See accompanying notes.

OXFORD INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FIRST QUARTER OF FISCAL 2014

1.
Basis of Presentation:  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial reporting and the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP.  We believe the accompanying unaudited condensed consolidated financial statements reflect all normal, recurring adjustments that are necessary for a fair presentation of our financial position and results of operations as of the dates and for the periods presented.  Results of operations for the interim periods presented are not necessarily indicative of results to be expected for our full fiscal year.  The significant accounting policies applied during the interim periods presented are consistent with the significant accounting policies described in our Annual Report on Form 10-K for Fiscal 2013.

In May 2014, the FASB issued revised guidance on revenue recognition. The standard provides a single revenue recognition model which is intended to improve comparability over a range of industries, companies and geographical boundaries and will also result in enhanced disclosures. The changes are effective for the first quarter of our fiscal year 2017. We are currently reviewing the revised guidance and assessing the potential impact on our consolidated financial statements.

2.	Inventories: The components of inventories as of the dates specified are summarized in the following table (in thousands):

	May 3, 2014	February 1, 2014	May 4, 2013
Finished goods	$177,022	$187,689	$143,193
Work in process	4,659	9,606	4,447
Fabric, trim and supplies	3,243	3,082	4,605
LIFO reserve	(56,665)	(56,665)	(56,447)
Total	$128,259	$143,712	$95,798

LIFO accounting adjustments, which we consider to include changes in the LIFO reserve as well as the impact of changes in inventory reserves related to lower of cost or market adjustments that do not exceed the LIFO reserve, were a charge of $0.1 million in the First Quarter of Fiscal 2014 and a charge of $0.0 million in the First Quarter of Fiscal 2013.

3.
Operating Group Information:   Our business is primarily operated through four operating groups: Tommy Bahama, Lilly Pulitzer, Lanier Clothes and Ben Sherman, each of which is described in our Annual Report on Form 10-K for Fiscal 2013. We identify our operating groups based on the way our management organizes the components of our business for purposes of allocating resources and assessing performance. Our operating group structure reflects a brand-focused management approach, emphasizing operational coordination and resource allocation across the brand’s direct to consumer, wholesale and licensing operations. The tables below present certain information (in thousands) about our operating groups, as well as Corporate and Other, which is a reconciling category for reporting purposes.

	First Quarter Fiscal 2014	First Quarter Fiscal 2013
Net sales
Tommy Bahama	$158,359	$150,426
Lilly Pulitzer	50,371	39,449
Lanier Clothes	28,746	27,260
Ben Sherman	15,083	12,236
Corporate and Other	5,090	4,832
Total net sales	$257,649	$234,203

Depreciation and amortization
Tommy Bahama	$6,659	$5,150
Lilly Pulitzer	1,054	663
Lanier Clothes	67	103
Ben Sherman	725	725
Corporate and Other	631	585
Total depreciation and amortization	$9,136	$7,226

Operating income (loss)
Tommy Bahama	$19,862	$21,381
Lilly Pulitzer	14,800	11,033
Lanier Clothes	2,738	2,461
Ben Sherman	(4,675)	(4,824)
Corporate and Other	(4,256)	(3,990)
Total operating income	$28,469	$26,061
Interest expense, net	1,073	936
Net earnings before income taxes	$27,396	$25,125

4.
Income Taxes: Income tax expense reflects effective tax rates of 45.4% and 45.8% for the First Quarter of Fiscal 2014 and the First Quarter of Fiscal 2013, respectively. The effective tax rates for both periods were unfavorably impacted by losses in foreign jurisdictions for which we were not able to recognize an income tax benefit.

5.
Accumulated Other Comprehensive Loss: The following tables detail the changes in our accumulated other comprehensive loss by component (in thousands), net of related income taxes, for the periods specified:

First Quarter Fiscal 2014	Foreign currency translation gain (loss)	Net unrealized gain (loss) on cash flow hedges	Accumulated other comprehensive income (loss)
Beginning balance	$(23,283)	$(335)	$(23,618)
Other comprehensive income (loss) before reclassifications	94	(324)	(230)
Amounts reclassified from accumulated other comprehensive income (loss) for gain realized	—	(17)	(17)
Total other comprehensive income, net of taxes	94	(341)	(247)
Ending balance	$(23,189)	$(676)	$(23,865)

First Quarter Fiscal 2013	Foreign currency translation gain (loss)	Net unrealized gain (loss) on cash flow hedges	Accumulated other comprehensive income (loss)
Beginning balance	$(23,986)	$(599)	$(24,585)
Other comprehensive income (loss) before reclassifications	(661)	332	(329)
Amounts reclassified from accumulated other comprehensive income (loss) for loss realized	—	30	30
Total other comprehensive income (loss), net of taxes	(661)	362	(299)
Ending balance	$(24,647)	$(237)	$(24,884)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and the notes to the unaudited condensed consolidated financial statements contained in this report and the consolidated financial statements, notes to consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for Fiscal 2013.

OVERVIEW

We generate revenues and cash flow primarily through our design, sourcing, marketing and distribution of branded apparel products bearing the trademarks of our owned lifestyle brands, as well as certain licensed and private label apparel products. We distribute our products through our direct to consumer distribution channels, including our retail stores, e-commerce sites and restaurants, and our wholesale distribution channel, which includes better department stores, specialty stores, national chains, specialty catalogs, mass merchants, warehouse clubs and Internet retailers. In Fiscal 2013, more than 90% of our consolidated net sales were to customers located in the United States, with the sales outside the United States primarily being sales of our Ben Sherman products in the United Kingdom and Europe as well as sales of our Tommy Bahama product in the Asia-Pacific region and Canada. We source substantially all of our products through third party manufacturers located outside of the United States.

Our business is primarily operated through our four operating groups: Tommy Bahama, Lilly Pulitzer, Lanier Clothes and Ben Sherman. We identify our operating groups based on the way our management organizes the components of our business for purposes of allocating resources and assessing performance. Our operating group structure reflects a brand-focused management approach, emphasizing operational coordination and resource allocation across each brand’s direct to consumer, wholesale and licensing operations. For a description of each of our operating groups, see Part I, Item 1. Business in our Annual Report on Form 10-K for Fiscal 2013.

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

We operate in highly competitive domestic and international markets in which numerous U.S.-based and foreign apparel firms compete. No single apparel firm or small group of apparel firms dominates the apparel industry and our competitors vary by operating group and distribution channel. We believe that the principal competitive factors in the apparel industry are the reputation, value and image of brand names; design; consumer preference; price; quality; marketing; and customer service. We believe that our ability to compete successfully in styling and marketing is directly related to our proficiency in foreseeing changes and trends in fashion and consumer preference, and presenting appealing products for consumers. In some instances, a retailer that is our customer may compete with us by offering certain of its own competing products in its own retail stores. Additionally, the apparel industry is cyclical and dependent upon the overall level of discretionary consumer spending, which changes as regional, domestic and international economic conditions change. Often, negative economic conditions have a longer and more severe impact on the apparel and retail industry than these conditions have on other industries.

We believe the global economic conditions and resulting economic uncertainty that have prevailed in recent years continue to impact each of our operating groups, and the apparel industry as a whole. Although some signs of economic improvements exist, the retail environment remains very promotional and economic uncertainty remains. We anticipate that sales of our products may continue to be impacted negatively as long as there is an elevated level of economic uncertainty in geographies in which we operate. Additionally, we have been impacted in recent years by pricing pressures on raw materials, fuel, transportation, labor and other costs necessary for the production and sourcing of apparel products.

We believe that our Tommy Bahama® and Lilly Pulitzer® lifestyle brands have significant opportunities for long-term growth in their direct to consumer businesses through expansion of our retail store operations, as we add additional retail store locations, and increases in comparable store sales, with e-commerce likely to grow at a faster rate than comparable brick and mortar retail store sales. We also believe that these lifestyle brands provide an opportunity for moderate sales increases in their wholesale businesses in the long-term primarily from our current customers adding to their existing door count and the selective addition of new wholesale customers who generally follow a full-price retail model. We believe that we must continue to invest in our Tommy Bahama and Lilly Pulitzer lifestyle brands in order to take advantage of their long-term growth opportunities. Investments include capital expenditures primarily related to the direct to consumer operations such as retail store build-out and distribution center and technology enhancements as well as increased employment, advertising and other costs in key functions to provide future net sales growth and support the ongoing business operations. We expect that the investments will continue to put downward pressure on our operating margins in the near future until we have sufficient sales to leverage the operating costs.

We believe that there are opportunities for modest sales growth for Lanier Clothes through new product programs, including pants; however, we also believe that the tailored clothing environment will continue to be very challenging, which may negatively impact net sales, operating income and operating margin. The Ben Sherman® lifestyle brand has faced challenges in recent years with sales and operating results on a downward trajectory. During Fiscal 2013, we appointed a new CEO and strengthened the management team of the brand, refocused the business on its core consumer, reduced operating expenses and improved the operation of the Ben Sherman retail stores. Much work remains to generate satisfactory financial results in the long-term; however, we believe that, as a result of these actions, Ben Sherman has ample opportunities to increase sales and generate significantly improved operating results in the future.

We continue to believe that it is important to maintain a strong balance sheet and liquidity. We believe that positive cash flow from operations coupled with the strength of our balance sheet and liquidity will provide us with ample resources to fund future investments in our lifestyle brands. In the future, we may add additional lifestyle brands to our portfolio, if we identify appropriate targets which meet our investment criteria; however, we believe that we have significant opportunities to appropriately deploy our capital and resources in our existing lifestyle brands.
The following table sets forth our consolidated operating results (in thousands, except per share amounts) for the First Quarter of Fiscal 2014 compared to the First Quarter of Fiscal 2013:

	First Quarter of Fiscal 2014	First Quarter of Fiscal 2013
Net sales	$257,649	$234,203
Operating income	$28,469	$26,061
Net earnings	$14,969	$13,623
Net earnings per diluted share	$0.91	$0.82

The primary reason for the earnings growth in the First Quarter of Fiscal 2014 was higher operating income in Lilly Pulitzer, driven by increased net sales, partially offset by lower operating income in Tommy Bahama, reflecting both SG&A deleveraging and lower gross margins.

COMPARABLE STORE SALES

We often disclose comparable store sales in order to provide additional information regarding changes in our results of operations between periods. Our disclosures of comparable store sales include net sales from full-price stores and our e-commerce sites, excluding sales associated with e-commerce flash clearance sales. We believe that the inclusion of both our full-price stores and e-commerce sites in the comparable store sales disclosures is a more meaningful way of reporting our comparable store sales results, given similar inventory planning, allocation and return policies, as well as our cross-channel marketing and other initiatives for the direct to consumer channel. For our comparable store sales disclosures, we exclude (1) outlet store sales, warehouse sales and e-commerce flash clearance sales, as those sales are used primarily to liquidate end of season inventory, which may vary significantly depending on the level of end of season inventory on hand and generally occur at lower gross margins than our full-price direct to consumer sales and (2) restaurant sales as we do not believe that the inclusion of restaurant sales is meaningful in assessing our consolidated results of operations. Comparable store sales information reflects net sales, including shipping and handling revenues, if any, associated with product sales.

For purposes of our disclosures, we consider a comparable store to be, in addition to our e-commerce sites, a physical full-price retail store that was owned and open as of the beginning of the prior fiscal year and which did not have during the relevant periods, and is not within the current fiscal year scheduled to have, (1) a remodel resulting in the store being closed for an extended period of time (which we define as a period of two weeks or longer), (2) a greater than 15% change in the size of the retail space due to expansion, reduction or relocation to a new retail space, (3) a relocation to a new space that was significantly different from the prior retail space, or (4) a closing or opening of a Tommy Bahama restaurant adjacent to the retail store. For those stores which are excluded from comparable stores based on the preceding sentence, the stores continue to be excluded from comparable store sales until the criteria for a new store is met subsequent to the remodel, relocation or restaurant closing or opening. Generally, a store that is remodeled will continue to be included in our comparable store metrics as a store is not typically closed for a two week period during a remodel. However, a store that is relocated generally will not be included in our comparable store metrics until that store has been open in the relocated space for the entirety of the prior fiscal year as the size or other characteristics of the store typically change significantly from the prior location. Additionally, any stores that were closed during the prior fiscal year or current fiscal year, or which we plan to close or vacate in the current fiscal year, are excluded from the definition of comparable stores.

Definitions and calculations of comparable store sales differ among companies in the apparel retail industry, and therefore comparable store metrics disclosed by us may not be comparable to the metrics disclosed by other companies.

RESULTS OF OPERATIONS

FIRST QUARTER OF FISCAL 2014 COMPARED TO FIRST QUARTER OF FISCAL 2013

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

	First Quarter Fiscal 2014		First Quarter Fiscal 2013		$ Change	% Change
Net sales	$257,649	100.0%	$234,203	100.0%	$23,446	10.0%
Cost of goods sold	110,321	42.8%	100,128	42.8%	10,193	10.2%
Gross profit	147,328	57.2%	134,075	57.2%	13,253	9.9%
SG&A	123,231	47.8%	113,025	48.3%	10,206	9.0%
Change in fair value of contingent consideration	69	—%	69	—%	—	—%
Royalties and other operating income	4,441	1.7%	5,080	2.2%	(639)	(12.6)%
Operating income	28,469	11.0%	26,061	11.1%	2,408	9.2%
Interest expense, net	1,073	0.4%	936	0.4%	137	14.6%
Net earnings before income taxes	27,396	10.6%	25,125	10.7%	2,271	9.0%
Income taxes	12,427	4.8%	11,502	4.9%	925	8.0%
Net earnings	$14,969	5.8%	$13,623	5.8%	$1,346	9.9%

The discussion and tables below compare certain line items included in our statements of earnings for the First Quarter of Fiscal 2014 to the First Quarter of Fiscal 2013. Each dollar and percentage change provided reflects the change between these periods unless indicated otherwise. Each dollar and share amount included in the tables is in thousands except for per share amounts. Individual line items of our consolidated statements of earnings may not be directly comparable to those of our competitors, as classification of certain expenses may vary by company.

Net Sales

	First Quarter Fiscal 2014	First Quarter Fiscal 2013	$ Change	% Change
Tommy Bahama	$158,359	$150,426	$7,933	5.3%
Lilly Pulitzer	50,371	39,449	10,922	27.7%
Lanier Clothes	28,746	27,260	1,486	5.5%
Ben Sherman	15,083	12,236	2,847	23.3%
Corporate and Other	5,090	4,832	258	5.3%
Total net sales	$257,649	$234,203	$23,446	10.0%

Consolidated net sales increased $23.4 million, or 10.0%, in the First Quarter of Fiscal 2014 compared to the First Quarter of Fiscal 2013 reflecting net sales increases in each operating group, as discussed below. The following table presents the proportion of our consolidated net sales by distribution channel for each period presented:

	First Quarter Fiscal 2014	First Quarter Fiscal 2013
Full-price retail stores and outlets	37%	36%
E-commerce	10%	10%
Restaurant	7%	8%
Wholesale	46%	46%
Total	100%	100%

Tommy Bahama:

The Tommy Bahama net sales increase of $7.9 million, or 5.3%, was primarily driven by (1) an incremental net sales increase of $6.9 million associated with the operation of additional retail stores in the United States, Canada and Asia-Pacific region, (2) a $2.0 million increase in our North America wholesale sales, primarily due to the acquisition of the Tommy Bahama Canada wholesale business and higher domestic wholesale sales for women's product, which offset a wholesale sales decline in men's products and (3) a $0.7 million increase in restaurant sales. These increases in net sales were partially offset by (1) a $1.1 million reduction of net sales in outlet stores which we operated during all of Fiscal 2013 and Fiscal 2014 and (2) a $1.0 million, or 1%, decrease in comparable store sales, which includes full-price retail stores and e-commerce sales, to $68.3 million in the First Quarter of Fiscal 2014 compared to $69.3 million in the First Quarter of Fiscal 2013. As of May 3, 2014, we operated 141 Tommy Bahama retail stores globally, consisting of 91 full-price retail stores, 14 restaurant-retail locations and 36 outlet stores, compared to operating 121 retail stores as of May 4, 2013. The following table presents the proportion of net sales by distribution channel for Tommy Bahama for each period presented:

	First Quarter Fiscal 2014	First Quarter Fiscal 2013
Full-price retail stores and outlets	47%	46%
E-commerce	10%	11%
Restaurant	12%	12%
Wholesale	31%	31%
Total	100%	100%

Lilly Pulitzer:

The Lilly Pulitzer net sales increase of $10.9 million, or 27.7%, reflects (1) a $5.5 million, or 34%, increase in comparable store sales, to $21.3 million in the First Quarter of Fiscal 2014 compared to $15.9 million in the First Quarter of Fiscal 2013, (2) a net sales increase of $3.2 million associated with retail stores opened in Fiscal 2013 and Fiscal 2014 and (3) a $2.3 million increase in wholesale sales during the First Quarter of Fiscal 2014. As of May 3, 2014, we operated 26 Lilly Pulitzer retail stores compared to 21 retail stores as of May 4, 2013. The following table presents the proportion of net sales by distribution channel for Lilly Pulitzer for each period presented:

	First Quarter Fiscal 2014	First Quarter Fiscal 2013
Full-price retail stores	31%	26%
E-commerce	18%	15%
Wholesale	51%	59%
Total	100%	100%

Lanier Clothes:

The increase in net sales for Lanier Clothes of $1.5 million, or 5.5%, was due to the increase in net sales associated with the new pants program for a warehouse club which began to ship in the Fourth Quarter of Fiscal 2013, partially offset by the net unfavorable impact of changes in other private label and branded programs.

Ben Sherman:

Net sales for Ben Sherman increased by $2.8 million, or 23.3%, in the First Quarter of Fiscal 2014 compared to the First Quarter of Fiscal 2013, primarily due to (1) a $1.7 million increase in off-price wholesale sales related to the liquidation of aged inventory and (2) an increase of $0.9 million resulting from the translation impact of a change in the average exchange rate between the British pound sterling and the United States dollar reflecting an 8% stronger pound sterling in the First Quarter of Fiscal 2014, with the remaining net increase primarily reflecting higher direct to consumer sales in the United Kingdom and Europe offset by lower direct to consumer sales in the United States. As of May 3, 2014, we operated 16 Ben Sherman retail stores, consisting of 11 full-price retail stores and 5 outlet stores, compared to 19 retail stores as of May 4, 2013. The following table presents the proportion of net sales by distribution channel for Ben Sherman for each period presented:

	First Quarter Fiscal 2014	First Quarter Fiscal 2013
Wholesale	58%	53%
Direct to consumer	42%	47%
Total	100%	100%

Corporate and Other:

Corporate and Other net sales primarily consisted of the net sales of our Oxford Golf business and our Lyons, Georgia distribution center.

Gross Profit

The table below presents gross profit by operating group and in total for the First Quarter of Fiscal 2014 and the First Quarter of Fiscal 2013 as well as the change between those two periods. Our gross profit and gross margin, which is calculated as gross profit divided by net sales, may not be directly comparable to those of our competitors, as statement of earnings classification of certain expenses may vary by company.

	First Quarter Fiscal 2014	First Quarter Fiscal 2013	$ Change	% Change
Tommy Bahama	$96,766	$93,131	$3,635	3.9%
Lilly Pulitzer	33,183	24,894	8,289	33.3%
Lanier Clothes	8,345	7,947	398	5.0%
Ben Sherman	6,956	6,305	651	10.3%
Corporate and Other	2,078	1,798	280	15.6%
Total gross profit	$147,328	$134,075	$13,253	9.9%
LIFO charge included in Corporate and Other	$121	$28

The increase in consolidated gross profit was primarily driven by the higher net sales, as discussed above. In addition to the impact of the changes in net sales, gross profit on a consolidated basis and for each operating group were impacted by the change in sales mix and changes in gross margin within each operating group, as discussed below. The table below presents gross margin by operating group and in total for the First Quarter of Fiscal 2014 and the First Quarter of Fiscal 2013.

	First Quarter Fiscal 2014	First Quarter Fiscal 2013
Tommy Bahama	61.1%	61.9%
Lilly Pulitzer	65.9%	63.1%
Lanier Clothes	29.0%	29.2%
Ben Sherman	46.1%	51.5%
Corporate and Other	NM	NM
Consolidated gross margin	57.2%	57.2%

On a consolidated basis, gross margin was comparable between the First Quarter of Fiscal 2013 and the First Quarter of Fiscal 2014, with generally offsetting changes among the operating groups.

Tommy Bahama:

The lower gross margin at Tommy Bahama reflects lower gross margins in each channel of distribution. The decrease in the direct to consumer distribution channel was primarily due to more promotions in our outlet stores to move inventory and outlet stores representing a larger proportion of direct to consumer sales as outlet store sales increased at a faster rate than full-price direct to consumer sales.

Lilly Pulitzer:

The increase in gross margin for Lilly Pulitzer from the First Quarter of Fiscal 2013 to the First Quarter of Fiscal 2014 was primarily driven by (1) a change in sales mix toward the direct to consumer channel of distribution, which typically has higher gross margins than the wholesale channel of distribution and (2) higher gross margins in each channel of distribution.

Lanier Clothes:

The modest decrease in gross margin at Lanier Clothes was primarily the result of a change in the sales mix within Lanier Clothes with lower gross margin products, including the new pants program, representing a larger proportion of net sales during the quarter.

Ben Sherman:

The decrease in gross margin at Ben Sherman reflects a higher proportion of off-price sales associated with the liquidation of certain aged inventory.

Corporate and Other:

The gross profit in Corporate and Other in each period primarily reflects (1) the gross profit of our Oxford Golf and Lyons, Georgia distribution center operations, (2) the impact of LIFO accounting adjustments and (3) the impact of certain consolidating adjustments. Gross margin for the Oxford Golf business improved in the First Quarter of Fiscal 2014, resulting in the higher gross profit. The LIFO accounting charge was $0.1 million in the First Quarter of Fiscal 2014 compared to a charge of $0.0 million in the First Quarter of Fiscal 2013.

SG&A

	First Quarter Fiscal 2014	First Quarter Fiscal 2013	$ Change	% Change
SG&A	$123,231	$113,025	$10,206	9.0%
SG&A as % of net sales	47.8%	48.3%
Amortization of intangible assets included in Tommy Bahama associated with Tommy Bahama Canada acquisition	$443	$—

The increase in SG&A was primarily due to (1) $3.9 million of incremental SG&A in the First Quarter of Fiscal 2014 associated with operating additional Tommy Bahama retail stores and restaurants and Lilly Pulitzer stores, (2) $2.6 million of increased incentive compensation in the First Quarter of Fiscal 2014, primarily reflecting increases in Lilly Pulitzer and Corporate and Other, (3) higher costs to support the growing Tommy Bahama and Lilly Pulitzer businesses, reflecting infrastructure costs added in the last twelve months, and (4) a $0.8 million unfavorable SG&A impact resulting from currency translation at Ben Sherman as a result of the stronger pound sterling, which offset actual Ben Sherman SG&A expense reductions.

SG&A included $0.6 million of amortization of intangible assets in the First Quarter of Fiscal 2014 compared to $0.2 million in the First Quarter of Fiscal 2013 with the increase being the $0.4 million of amortization associated with the intangible assets acquired as part of the acquisition of the previously licensed Tommy Bahama business operations in Canada. We anticipate that amortization of intangible assets for Fiscal 2014 will be approximately $2.5 million, with approximately $1.8 million of the amortization reflecting amortization of the intangible assets acquired as part of the Tommy Bahama Canada acquisition.

Change in fair value of contingent consideration

	First Quarter Fiscal 2014	First Quarter Fiscal 2013	$ Change	% Change
Change in fair value of contingent consideration	$69	$69	$—	—%

Change in fair value of contingent consideration reflects the current period impact of the change in the fair value of the contingent consideration obligation associated with the Lilly Pulitzer acquisition, as discussed in our Annual Report on Form 10-K for Fiscal 2013. We anticipate that the charge for the change in the fair value of the contingent consideration for the full 2014 fiscal year will be $0.3 million.

Royalties and other operating income

	First Quarter Fiscal 2014	First Quarter Fiscal 2013	$ Change	% Change
Royalties and other operating income	$4,441	$5,080	$(639)	(12.6)%

Royalties and other operating income in the First Quarter of Fiscal 2014 primarily reflect income received from third parties from the licensing of our Tommy Bahama, Ben Sherman and Lilly Pulitzer brands. The $0.6 million decrease in royalties and other income was primarily due to decreased royalty income for both Tommy Bahama, resulting from the previously licensed Tommy Bahama Canada operations being acquired by us in the Second Quarter of Fiscal 2013, and lower royalty income at Ben Sherman, partially offset by higher royalty income for Lilly Pulitzer.

Operating income (loss)

	First Quarter Fiscal 2014	First Quarter Fiscal 2013	$ Change	% Change
Tommy Bahama	$19,862	$21,381	$(1,519)	(7.1)%
Lilly Pulitzer	14,800	11,033	3,767	34.1%
Lanier Clothes	2,738	2,461	277	11.3%
Ben Sherman	(4,675)	(4,824)	149	3.1%
Corporate and Other	(4,256)	(3,990)	(266)	(6.7)%
Total operating income	$28,469	$26,061	$2,408	9.2%
LIFO charge included in Corporate and Other	$121	$28
Amortization of intangible assets included in Tommy Bahama associated with Tommy Bahama Canada acquisition	$443	$—
Change in fair value of contingent consideration included in Lilly Pulitzer	$69	$69

Operating income, on a consolidated basis, was $28.5 million in the First Quarter of Fiscal 2014 compared to $26.1 million in the First Quarter of Fiscal 2013. The 9.2% increase in operating income was primarily due to the higher operating income for Lilly Pulitzer partially offset by lower operating income in Tommy Bahama. Changes in operating income (loss) by operating group are discussed below.

Tommy Bahama:

	First Quarter Fiscal 2014	First Quarter Fiscal 2013	$ Change	% Change
Net sales	$158,359	$150,426	$7,933	5.3%
Gross margin	61.1%	61.9%
Operating income	$19,862	$21,381	$(1,519)	(7.1)%
Operating income as % of net sales	12.5%	14.2%
Amortization of intangible assets included in Tommy Bahama associated with Tommy Bahama Canada acquisition	$443	$—

The decrease in operating income for Tommy Bahama was primarily attributable to an increase in SG&A, lower gross margin and a reduction in royalty income that exceeded the favorable impact of higher net sales. The higher SG&A reflects (1) $2.7 million of incremental costs incurred as a result of operating additional retail stores during the First Quarter of Fiscal 2014, (2) higher costs to support the growing Tommy Bahama business and (3) $0.4 million of amortization of intangible assets associated with Tommy Bahama Canada. These items that negatively impacted operating income were partially offset by the gross profit resulting from higher net sales.

Lilly Pulitzer:

	First Quarter Fiscal 2014	First Quarter Fiscal 2013	$ Change	% Change
Net sales	$50,371	$39,449	$10,922	27.7%
Gross margin	65.9%	63.1%
Operating income	$14,800	$11,033	$3,767	34.1%
Operating income as % of net sales	29.4%	28.0%
Change in fair value of contingent consideration included in Lilly Pulitzer	$69	$69

The increase in operating income in Lilly Pulitzer for the First Quarter of Fiscal 2014 was primarily due to the favorable impact of higher net sales and higher gross margin, each as discussed above. These items were partially offset by increased SG&A. The increased SG&A was primarily associated with (1) higher accrued incentive compensation, (2) $1.3 million of incremental SG&A associated with the cost of operating additional retail stores and (3) higher SG&A to support the growing brand, reflecting infrastructure costs added in the last twelve months.

Lanier Clothes:

	First Quarter Fiscal 2014	First Quarter Fiscal 2013	$ Change	% Change
Net sales	$28,746	$27,260	$1,486	5.5%
Gross margin	29.0%	29.2%
Operating income	$2,738	$2,461	$277	11.3%
Operating income as % of net sales	9.5%	9.0%

The increase in operating income for Lanier Clothes was primarily the result of the higher net sales, as discussed above, and comparable SG&A between the two periods.

Ben Sherman:

	First Quarter Fiscal 2014	First Quarter Fiscal 2013	$ Change	% Change
Net sales	$15,083	$12,236	$2,847	23.3%
Gross margin	46.1%	51.5%
Operating loss	$(4,675)	$(4,824)	$149	3.1%

The improved operating results for Ben Sherman reflect higher net sales, as discussed above. The impact of the higher net sales was partially offset by lower gross margin and lower royalty income. Due to the 8% change in the average exchange rate between the pound sterling and the United States dollar from the First Quarter of Fiscal 2013, individual line items within the statement of earnings for Ben Sherman were higher than the prior year, even if the amounts in pound sterlings may have been comparable between periods. The 8% change in the average exchange rate resulted in a $0.3 million unfavorable foreign currency translation impact on Ben Sherman's operating results between the two periods.

Corporate and Other:

	First Quarter Fiscal 2014	First Quarter Fiscal 2013	$ Change	% Change
Net sales	$5,090	$4,832	$258	5.3%
Operating loss	$(4,256)	$(3,990)	$(266)	(6.7)%
LIFO charge included in Corporate and Other	$121	$28

The Corporate and Other operating results decreased by $0.3 million from a loss of $4.0 million in the First Quarter of Fiscal 2013 to a loss of $4.3 million in the First Quarter of Fiscal 2014. The lower operating results were primarily due to higher Corporate and Other SG&A, including higher incentive compensation.

Interest expense, net

	First Quarter Fiscal 2014	First Quarter Fiscal 2013	$ Change	% Change
Interest expense, net	$1,073	$936	$137	14.6%

Interest expense for the First Quarter of Fiscal 2014 increased from the prior year primarily due to our higher levels of borrowings during the First Quarter of Fiscal 2014 compared to the levels of borrowings during the First Quarter of Fiscal 2013, despite lower borrowings as of the last day of the quarter in the First Quarter of Fiscal 2014. We anticipate interest expense for the full year of Fiscal 2014 will be approximately $4.5 million.

Income taxes

	First Quarter Fiscal 2014	First Quarter Fiscal 2013	$ Change	% Change
Income taxes	$12,427	$11,502	$925	8.0%
Effective tax rate	45.4%	45.8%

Income tax expense for the First Quarter of Fiscal 2014 increased compared to the First Quarter of Fiscal 2013 primarily due to higher earnings. The high effective tax rates for both periods, as compared to a typical statutory tax rate, reflect the unfavorable impact of foreign losses for which we were not able to recognize an income tax benefit. We anticipate that our effective tax rate for the full year Fiscal 2014 will be approximately 42.5%, but that the effective tax rate for each quarter in Fiscal 2014 will vary from this percentage, due to the impact that the foreign losses have on the effective tax rate for the individual quarters. We anticipate that the effective tax rate for future years will be lower than the effective tax rate in Fiscal 2013 and Fiscal 2014 as we expect that our domestic earnings will increase and our foreign losses will decrease in future years, resulting in a higher proportion of domestic income to foreign losses.

Net earnings

	First Quarter Fiscal 2014	First Quarter Fiscal 2013
Net earnings	$14,969	$13,623
Net earnings per diluted share	$0.91	$0.82
Weighted average shares outstanding - diluted	16,450	16,611

The higher net earnings for the First Quarter of Fiscal 2014 compared to the First Quarter of Fiscal 2013 were primarily due to the higher operating income in Lilly Pulitzer, driven by increased net sales, partially offset by lower operating income in Tommy Bahama, reflecting both SG&A deleveraging and lower gross margins.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Our primary source of revenue and cash flow is the sale and distribution of apparel products through our direct to consumer and wholesale channels of distribution. Our primary uses of cash flow include the acquisition of apparel products in the operation of our business, as well as operating expenses including employee compensation and benefits, occupancy related costs, marketing and advertising costs, other general and administrative operating expenses and the payment of periodic interest payments related to our financing arrangements. Additionally, we use cash for the funding of capital expenditures, payment of dividends and repayment of indebtedness. As we purchase products for sale prior to selling the products to our customers in both our direct to consumer and wholesale operations, in the ordinary course of business, we maintain certain levels of inventory. We also extend credit to our wholesale customers. Thus, we require a certain amount of working capital to operate our business. If cash inflows are less than cash outflows, we have access to amounts under our U.S. Revolving Credit Agreement and U.K. Revolving Credit Agreement, subject to their terms, each of which is described below. We may seek to finance future capital investment programs through various methods, including, but not limited to, cash flow from operations, borrowings under our current or additional credit facilities, sales of debt or equity securities and cash on hand.

As of May 3, 2014, we had $8.6 million of cash and cash equivalents on hand, with $142.0 million of borrowings outstanding and $94.9 million of availability under our revolving credit agreements. We believe our balance sheet and anticipated positive cash flows from operating activities in the future provide us with ample opportunity to continue to invest in our brands and our direct to consumer initiatives in future periods.

Key Liquidity Measures

($ in thousands)	May 3, 2014	February 1, 2014	May 4, 2013	February 2, 2013
Total current assets	$271,478	$271,032	$248,513	$222,390
Total current liabilities	$131,285	$133,046	$98,259	$124,266
Working capital	$140,193	$137,986	$150,254	$98,124
Working capital ratio	2.07	2.04	2.53	1.79
Debt to total capital ratio	34%	35%	41%	34%

Our working capital ratio is calculated by dividing total current assets by total current liabilities. Current assets increased from May 4, 2013 to May 3, 2014 primarily due to higher inventories and receivables partially offset by lower cash levels, each as discussed below. Current liabilities increased primarily as a result of (1) the classification of $12.3 million of contingent consideration as a current liability as of May 3, 2014, (2) $11.4 million of income tax payable as of May 3, 2014, compared to being in a prepaid income tax position as of May 4, 2013 and (3) higher trade accounts payables, accrued compensation and other accrued expenses. Changes in working capital accounts are discussed below.

For the ratio of debt to total capital, debt is defined as short-term and long-term debt, and total capital is defined as debt plus shareholders’ equity. Debt was $142.0 million at May 3, 2014 and $165.1 million at May 4, 2013, while shareholders’ equity was $272.2 million at May 3, 2014 and $234.5 million at May 4, 2013. The lower debt to total capital ratio at May 3, 2014 as compared to May 4, 2013 is primarily due to the lower debt levels and higher shareholders' equity at May 3, 2014. The decrease in debt reflects the $69.9 million of cash flows from operating activities for the period from May 4, 2013 through May 3, 2014 partially offset by the following items occurring subsequent to May 4, 2013: (1) $36.2 million of capital expenditures, (2) $12.4 million of dividends paid on our common stock and (3) $2.5 million of payments related to the Lilly Pulitzer contingent consideration arrangement. Shareholders' equity increased from May 4, 2013, primarily as a result of net earnings less dividends paid during that period. Our debt levels and ratio of debt to total capital in future periods may not be comparable to historical amounts as we continue to assess, and possibly make changes to, our capital structure. Changes in our capital structure in the future, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Balance Sheet

The following tables set forth certain information included in our consolidated balance sheets (in thousands). Below each table are explanations for any significant changes in the balances from May 4, 2013 to May 3, 2014.

Current Assets:

	May 3, 2014	February 1, 2014	May 4, 2013	February 2, 2013
Cash and cash equivalents	$8,568	$8,483	$28,325	$7,517
Receivables, net	89,642	75,277	82,196	62,805
Inventories, net	128,259	143,712	95,798	109,605
Prepaid expenses, net	23,206	23,095	21,508	19,511
Deferred tax assets	21,803	20,465	20,686	22,952
Total current assets	$271,478	$271,032	$248,513	$222,390

Cash and cash equivalents as of May 3, 2014 and May 4, 2013 include typical cash amounts maintained on an ongoing basis in our operations, which generally range from $5 million to $10 million at any given time. Any excess cash generally is used to repay amounts outstanding under our revolving credit agreements. The cash and cash equivalents balance as of May 4, 2013 also included cash that we borrowed just before quarter end to fund the acquisition of the Tommy Bahama operations of our former Canadian licensee, which was completed on May 6, 2013.

The increase in receivables, net as of May 3, 2014 was primarily a result of higher wholesale sales in the last two months of the First Quarter of Fiscal 2014 as compared to the prior year. Inventories, net as of May 3, 2014 increased from May 4, 2013 as a result of increased inventories in each operating group. The higher inventory levels resulted from a variety of factors including (1) inventory to support anticipated future sales growth, including sales at new retail stores and in new geographic markets, (2) the timing of shipments from our suppliers resulting in earlier receipt of certain product and an increase in imports in transit, (3) increases in inventory levels to appropriately support certain replenishment programs and (4) the impact of foreign currency exchange rates on Ben Sherman inventory levels.

The increase in prepaid expenses, net at May 3, 2014 from May 4, 2013 was primarily due to the growth in our business and the timing of payment and recognition of the related expense for certain prepaid items, including certain operating expense contracts, rent, retail packaging supplies, commissions, royalties, advertising and product samples. The increase in these prepaid expenses were partially offset by a reduction in prepaid income taxes at May 3, 2014. Deferred tax assets increased from May 4, 2013 primarily as a result of the change in timing differences associated with inventory.

Non-current Assets:

	May 3, 2014	February 1, 2014	May 4, 2013	February 2, 2013
Property and equipment, net	$139,779	$141,519	$135,613	$128,882
Intangible assets, net	173,199	173,023	163,813	164,317
Goodwill	17,440	17,399	17,267	17,275
Other non-current assets, net	24,649	24,332	23,209	23,206
Total non-current assets	$355,067	$356,273	$339,902	$333,680

The increase in property and equipment, net at May 3, 2014 was primarily due to capital expenditures in the twelve months ended May 3, 2014 partially offset by depreciation expense subsequent to May 4, 2013 and the acquisition of certain assets as part of the acquisition of the Tommy Bahama business in Canada from our former licensee in the Second Quarter of Fiscal 2013. The increase in intangible assets, net at May 3, 2014 was primarily due to the intangible assets associated with Tommy Bahama Canada, which was acquired in the Second Quarter of Fiscal 2013, and the impact of foreign currency exchange rates on the Ben Sherman intangible assets, which were partially offset by amortization of intangible assets. The increase in other non-current assets at May 3, 2014 was primarily due to higher asset balances set aside for potential deferred compensation obligations.

Liabilities:

	May 3, 2014	February 1, 2014	May 4, 2013	February 2, 2013
Total current liabilities	$131,285	$133,046	$98,259	$124,266
Long-term debt	138,601	137,592	159,294	108,552
Non-current contingent consideration	—	12,225	14,519	14,450
Other non-current liabilities	50,837	51,520	46,340	44,572
Non-current deferred income taxes	33,581	32,759	35,498	34,385
Total liabilities	$354,304	$367,142	$353,910	$326,225

Current liabilities at May 3, 2014 increased as compared to May 4, 2013 as a result of (1) $12.3 million of contingent consideration classified as a current liability as of May 3, 2014 with no such amounts classified as a current liability as of May 4, 2013, (2) $11.4 million of income tax payable as of May 3, 2014 compared to being in a prepaid income tax position as of May 4, 2013, (3) higher trade accounts payable, primarily reflecting higher in-transit inventory levels, (4) an increase in other accrued expenses primarily reflecting increased duties payable, gift card payables and deferred licensing income and (5) higher accrued compensation amounts resulting from the accrual of higher incentive compensation amounts.

The decrease in long-term debt at May 3, 2014 compared to May 4, 2013 reflects $69.9 million of cash flows from operations for the period from May 4, 2013 through May 3, 2014 partially offset by the following items occurring subsequent to May 4, 2013: (1) $36.2 million of capital expenditures, (2) $12.4 million of dividends paid on our common stock and (3) $2.5 million of payments related to the Lilly Pulitzer contingent consideration arrangement.

The decrease in non-current contingent consideration from May 4, 2013 was due to all amounts related to the contingent consideration being classified as a current liability as of May 3, 2014 as all amounts are expected to be paid within twelve months of May 3, 2014. Other non-current liabilities increased as of May 3, 2014 compared to May 4, 2013 primarily due to increases in deferred rent liabilities. Non-current deferred income taxes decreased from May 4, 2013 to May 3, 2014 primarily as a result of the change in timing differences associated with deferred rent, accrued compensation and depreciable asset balances, partially offset by the impact of intangible asset book to tax differences.

Statement of Cash Flows

The following table sets forth the net cash flows for the First Quarter of Fiscal 2014 and the First Quarter of Fiscal 2013 (in thousands):

	First Quarter Fiscal 2014	First Quarter Fiscal 2013
Net cash provided by (used in) operating activities	$12,551	$(4,580)
Net cash used in investing activities	(6,704)	(13,860)
Net cash (used in) provided by financing activities	(5,427)	39,296
Net change in cash and cash equivalents	$420	$20,856

Cash and cash equivalents on hand was $8.6 million and $28.3 million at May 3, 2014 and May 4, 2013, respectively. The cash and cash equivalents balance as of May 4, 2013 included cash that we borrowed just before quarter end to fund the acquisition of the Tommy Bahama operations of our former Canadian licensee, which was completed on May 6, 2013, whereas the cash and cash equivalents at May 3, 2014 reflected a typical amount of cash maintained in our ongoing operations. Changes in cash flows in the First Quarter of Fiscal 2014 and the First Quarter of Fiscal 2013 related to operating activities, investing activities and financing activities are discussed below.

Operating Activities:

In the First Quarter of Fiscal 2014 and the First Quarter of Fiscal 2013, operating activities provided $12.6 million and used $4.6 million of cash, respectively. The cash flow from operating activities was primarily the result of net earnings for the relevant period adjusted, as applicable, for non-cash activities such as depreciation, amortization, stock compensation expense, change in fair value of contingent consideration and the net impact of changes in our working capital accounts. The increased cash flow from operating activities for the First Quarter of Fiscal 2014 was primarily due to more favorable changes in working capital and higher earnings in the First Quarter of Fiscal 2014 as compared to the First Quarter of Fiscal 2013. In the First Quarter of Fiscal 2014, the more significant changes in working capital were an increase in receivables and a decrease in payables, each of which reduced cash flow from operations, and a decrease in inventories, which increased cash flow from operations. In the First Quarter of Fiscal 2013, the more significant changes in working capital were an increase in receivables and a decrease in current liabilities, each of which reduced cash flow from operations, and a decrease in inventories, which increased cash flow from operations. The changes in working capital accounts are significantly impacted by seasonality and not necessarily indicative of changes in working capital accounts anticipated on an annual basis.

Investing Activities:

During the First Quarter of Fiscal 2014 and the First Quarter of Fiscal 2013, investing activities used $6.7 million and $13.9 million of cash, respectively, for the capital expenditures in each period primarily related to costs associated with new retail stores and restaurants, remodeling retail stores and restaurants, information technology initiatives, including e-commerce capabilities, and facility enhancements.

Financing Activities:

During the First Quarter of Fiscal 2014 and the First Quarter of Fiscal 2013, financing activities used $5.4 million and provided $39.3 million of cash, respectively. In the First Quarter of Fiscal 2014, we increased debt by $0.3 million based on our cash needs for investing activities and financing activities slightly exceeding our cash flow from operating activities. In the First Quarter of Fiscal 2013, we increased debt by $48.7 million based on our cash flow needs to fund operating activities, investing activities and financing activities.

The repurchase of common stock in Fiscal 2013 primarily resulted from the vesting of restricted stock awards that were returned by employees to satisfy employee income tax obligations, while the proceeds from issuance of common stock primarily resulted from the excess tax benefit associated with the vesting of the restricted stock awards. We paid dividends of $3.5 million and $3.0 million during the First Quarter of Fiscal 2014 and the First Quarter of Fiscal 2013, respectively.

Liquidity and Capital Resources

The table below sets forth amounts outstanding under our financing arrangements (in thousands) as of May 3, 2014:

$235 million U.S. Secured Revolving Credit Facility (“U.S. Revolving Credit Agreement”)	$138,601
£7 million Senior Secured Revolving Credit Facility (“U.K. Revolving Credit Agreement”)	3,382
Total debt	141,983
Less: short-term debt	3,382
Long-term debt	$138,601

The U.S. Revolving Credit Agreement generally (i) is limited to a borrowing base consisting of specified percentages of eligible categories of assets, (ii) accrues variable-rate interest (weighted average borrowing rate of 2.0% as of May 3, 2014), unused line fees and letter of credit fees based upon a pricing grid which is tied to average unused availability and/or utilization, (iii) requires periodic interest payments with principal due at maturity (November 2018) and (iv) is generally secured by a first priority security interest in the accounts receivable, inventory, general intangibles and eligible trademarks, investment property (including the equity interests of certain subsidiaries), deposit accounts, intercompany obligations, equipment, goods, documents, contracts, books and records and other personal property of Oxford Industries, Inc. and substantially all of its domestic subsidiaries.

The U.K. Revolving Credit Agreement generally (i) accrues interest at the bank’s base rate plus an applicable margin (4.0% as of May 3, 2014), (ii) requires interest payments monthly with principal payable on demand and (iii) is collateralized by substantially all of the assets of our United Kingdom Ben Sherman subsidiaries.

To the extent cash flow needs exceed cash flow provided by our operations we will have access, subject to their terms, to our lines of credit to provide funding for operating activities, capital expenditures and acquisitions, if any. Our credit facilities are also used to finance trade letters of credit for product purchases, which reduce the amounts available under our lines of credit when issued. As of May 3, 2014, $10.0 million of trade letters of credit and other limitations on availability in the aggregate were outstanding against our credit facilities. After considering these limitations and the amount of eligible assets in our borrowing base, as applicable, as of May 3, 2014, we had $90.7 million and $4.2 million in unused availability under the U.S. Revolving Credit Agreement and the U.K. Revolving Credit Agreement, respectively, subject to the respective limitations on borrowings.

Covenants and Other Restrictions:
Our credit facilities, consisting of our U.S. Revolving Credit Agreement and our U.K. Revolving Credit Agreement, are subject to a number of affirmative covenants regarding the delivery of financial information, compliance with law, maintenance of property, insurance requirements and conduct of business. Also, our credit facilities are subject to certain negative covenants or other restrictions including, among other things, limitations on our ability to (i) incur debt, (ii) guaranty certain obligations, (iii) incur liens, (iv) pay dividends to shareholders, (v) repurchase shares of our common stock, (vi) make investments, (vii) sell assets or stock of subsidiaries, (viii) acquire assets or businesses, (ix) merge or consolidate with other companies or (x) prepay, retire, repurchase or redeem debt.
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

We believe that the affirmative covenants, negative covenants, financial covenants and other restrictions under our credit facilities are customary for those included in similar facilities entered into at the time we entered into our agreements. During the First Quarter of Fiscal 2014 and as of May 3, 2014, no financial covenant testing was required pursuant to our U.S. Revolving Credit Agreement as the minimum availability threshold was met at all times. As of May 3, 2014, we were compliant with all covenants related to our credit facilities.

Other Liquidity Items:

We anticipate that we will be able to satisfy our ongoing cash requirements, which generally consist of working capital and other operating activity needs, capital expenditures, interest payments on our debt and dividends, if any, primarily from positive cash flow from operations supplemented by borrowings under our lines of credit, if necessary. Our need for working capital is typically seasonal with the greatest requirements generally in the fall and spring of each year. Our capital needs will depend on many factors including our growth rate, the need to finance inventory levels and the success of our various products. We anticipate that at the maturity of any of our financing arrangements or as otherwise deemed appropriate, we will be able to refinance the facilities and debt with terms available in the market at that time. The terms of any future financing arrangements may not be as favorable as the terms of the current agreements or current market terms.

Our contractual obligations as of May 3, 2014 have not changed materially from the contractual obligations outstanding at February 1, 2014, as disclosed in our Annual Report on Form 10-K for Fiscal 2013 filed with the SEC, other than changes in the amounts outstanding under our revolving credit agreements, as discussed above.

Our anticipated capital expenditures for Fiscal 2014, including the $6.7 million incurred in the First Quarter of Fiscal 2014, are expected to be approximately $55 million compared to $43.4 million for the full year of Fiscal 2013. These expenditures consist primarily of costs associated with new retail stores and restaurants, remodeling retail stores and restaurants, information technology initiatives, including e-commerce capabilities, and facility enhancements.

Off Balance Sheet Arrangements

We have not entered into agreements which meet the SEC’s definition of an off balance sheet financing arrangement, other than operating leases, and have made no financial commitments to or guarantees with respect to any unconsolidated subsidiaries or special purpose entities.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. On an ongoing basis, we evaluate our estimates, including those related to receivables, inventories, goodwill, intangible assets, income taxes, contingencies and other accrued expenses. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that we have appropriately applied our critical accounting policies. However, in the event that inappropriate assumptions or methods were used relating to our critical accounting policies, our consolidated statements of earnings could be misstated. Our critical accounting policies and estimates are discussed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for Fiscal 2013. There have not been any significant changes to the application of our critical accounting policies and estimates during the First Quarter of Fiscal 2014.

Additionally, a detailed summary of significant accounting policies is included in Note 1 to our consolidated financial statements contained in our Annual Report on Form 10-K for Fiscal 2013.

SEASONAL ASPECTS OF OUR BUSINESS
Each of our operating groups is impacted by seasonality as the demand for a specific product or style, as well as by distribution channel, may vary significantly depending on the time of year. For details of the impact of seasonality on each of our operating groups, see the business discussion under the caption "Seasonal Aspects of Business" for each operating group discussed in Part I, Item 1, Business in our Annual Report on Form 10-K for Fiscal 2013. The following table presents our percentage of net sales and operating income by quarter for Fiscal 2013:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	26%	26%	21%	27%
Operating income	31%	33%	5%	31%
We anticipate that as our retail store operations increase in the future, the third quarter will continue to be our smallest net sales and operating income quarter and the percentage of the full year net sales and operating income generated in the third quarter will continue to decrease, absent any other factors that might impact seasonality. As the timing of certain unusual or non-recurring items, economic conditions, wholesale product shipments, weather or other factors affecting the retail business may vary from one year to the next, we do not believe that net sales or operating income for any particular quarter or the distribution of net sales and operating income for Fiscal 2013 are necessarily indicative of anticipated results in subsequent years.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain interest rate, foreign currency, commodity and inflation risks as discussed in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for Fiscal 2013. There have not been any significant changes in our exposure to these risks during the First Quarter of Fiscal 2014.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the First Quarter of Fiscal 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the ordinary course of business, we may become subject to litigation or claims. We are not currently a party to any litigation or regulatory action that we believe could reasonably be expected to have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, investors should carefully consider the factors discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for Fiscal 2013, which could materially affect our business, financial condition or operating results. The risks described in our Annual Report on Form 10-K for Fiscal 2013 are not the only risks facing our company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)         During the First Quarter of Fiscal 2014, we did not make any unregistered sales of our equity securities.

(c)          We have certain stock incentive plans as described in Note 7 to our consolidated financial statements included in our Annual Report on Form 10-K for Fiscal 2013, all of which are publicly announced plans. Under the plans, we can repurchase shares from employees to cover employee tax liabilities related to the vesting of equity awards. During the First Quarter of Fiscal 2014, no shares were purchased by us pursuant to these plans.

In Fiscal 2012, our Board of Directors authorized us to spend up to $50 million to repurchase shares of our stock. This authorization superseded and replaced all previous authorizations to repurchase shares of our stock and has no automatic expiration. As of May 3, 2014, no shares of our stock had been repurchased pursuant to this authorization.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

3.1	Restated Articles of Incorporation of Oxford Industries, Inc. Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the fiscal quarter ended August 29, 2003.
3.2	Bylaws of Oxford Industries, Inc., as amended. Incorporated by reference to Exhibit 3.2 to the Company’s Form 10-K filed on March 31, 2014.
10.1	Form of Oxford Industries, Inc. Performance Equity Award Agreement (Fiscal 2014 Performance-Based). Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on April 4, 2014.
10.2	Form of Oxford Industries, Inc. Restricted Stock Award Agreement (Service-Based). Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on April 4, 2014.
31.1	Section 302 Certification by Principal Executive Officer.*
31.2	Section 302 Certification by Principal Financial Officer.*
32	Section 906 Certification by Principal Executive Officer and Principal Financial Officer.*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

June 12, 2014	OXFORD INDUSTRIES, INC.
(Registrant)

/s/ K. Scott Grassmyer
K. Scott Grassmyer
Executive Vice President - Finance, Chief Financial Officer and Controller
(Authorized Signatory)