Form 10-Q
period 2014-08-02
OXFORD INDUSTRIES INC
filed 2014-09-10
CIK 75288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended AUGUST 2, 2014

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of shares outstanding
Title of each class	as of September 5, 2014
Common Stock, $1 par value	16,469,276

OXFORD INDUSTRIES, INC.
INDEX TO FORM 10-Q
For the Second Quarter of Fiscal 2014

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

Fiscal 2015	52 weeks ending January 30, 2016
Fiscal 2014	52 weeks ending January 31, 2015
Fiscal 2013	52 weeks ended February 1, 2014
Fourth Quarter Fiscal 2014	13 weeks ending January 31, 2015
Third Quarter Fiscal 2014	13 weeks ending November 1, 2014
Second Quarter Fiscal 2014	13 weeks ended August 2, 2014
First Quarter Fiscal 2014	13 weeks ended May 3, 2014
Fourth Quarter Fiscal 2013	13 weeks ended February 1, 2014
Third Quarter Fiscal 2013	13 weeks ended November 2, 2013
Second Quarter Fiscal 2013	13 weeks ended August 3, 2013
First Quarter Fiscal 2013	13 weeks ended May 4, 2013
First Half Fiscal 2014	26 weeks ended August 2, 2014
First Half Fiscal 2013	26 weeks ended August 3, 2013

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OXFORD INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except par amounts)

	August 2, 2014	February 1, 2014	August 3, 2013
ASSETS
Current Assets:
Cash and cash equivalents	$6,416	$8,483	$9,705
Receivables, net	57,097	75,277	62,082
Inventories, net	141,335	143,712	101,920
Prepaid expenses, net	23,379	23,095	21,853
Deferred tax assets	22,111	20,465	20,803
Total current assets	250,338	271,032	216,363
Property and equipment, net	143,974	141,519	140,885
Intangible assets, net	172,575	173,023	173,250
Goodwill	17,444	17,399	17,919
Other non-current assets, net	24,748	24,332	22,892
Total Assets	$609,079	$627,305	$571,309
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$58,911	$75,527	$52,757
Accrued compensation	24,093	18,412	18,133
Income tax payable	4,787	6,584	3,923
Other accrued expenses and liabilities	29,567	26,030	25,961
Contingent consideration	12,363	2,500	2,500
Short-term debt	1,963	3,993	5,885
Total current liabilities	131,684	133,046	109,159
Long-term debt	106,516	137,592	119,527
Non-current contingent consideration	—	12,225	12,088
Other non-current liabilities	51,831	51,520	48,607
Non-current deferred income taxes	33,561	32,759	34,674
Commitments and contingencies
Shareholders’ Equity:
Common stock, $1.00 par value per share	16,469	16,416	16,405
Additional paid-in capital	116,266	114,021	113,040
Retained earnings	176,453	153,344	143,407
Accumulated other comprehensive loss	(23,701)	(23,618)	(25,598)
Total shareholders’ equity	285,487	260,163	247,254
Total Liabilities and Shareholders’ Equity	$609,079	$627,305	$571,309

See accompanying notes.

OXFORD INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)
(in thousands, except per share amounts)

	Second Quarter Fiscal 2014	Second Quarter Fiscal 2013	First Half Fiscal 2014	First Half Fiscal 2013
Net sales	$246,246	$235,024	$503,895	$469,227
Cost of goods sold	100,831	98,175	211,152	198,303
Gross profit	145,415	136,849	292,743	270,924
SG&A	122,397	112,424	245,628	225,449
Change in fair value of contingent consideration	68	69	137	138
Royalties and other operating income	3,875	3,356	8,316	8,436
Operating income	26,825	27,712	55,294	53,773
Interest expense, net	921	1,042	1,994	1,978
Net earnings before income taxes	25,904	26,670	53,300	51,795
Income taxes	10,835	10,864	23,262	22,366
Net earnings	$15,069	$15,806	$30,038	$29,429
Net earnings per share:
Basic	$0.92	$0.96	$1.83	$1.78
Diluted	$0.92	$0.96	$1.83	$1.78
Weighted average shares outstanding:
Basic	16,425	16,394	16,421	16,491
Diluted	16,460	16,423	16,455	16,520
Dividends declared per share	$0.21	$0.18	$0.42	$0.36

See accompanying notes.

OXFORD INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(in thousands)

	Second Quarter Fiscal 2014	Second Quarter Fiscal 2013	First Half Fiscal 2014	First Half Fiscal 2013
Net earnings	$15,069	$15,806	$30,038	$29,429
Other comprehensive income (loss), net of taxes:
Foreign currency translation gain (loss)	15	(701)	109	(1,362)
Net unrealized gain (loss) on cash flow hedges	149	(13)	(192)	349
Total other comprehensive income (loss), net of taxes	164	(714)	(83)	(1,013)
Comprehensive income	$15,233	$15,092	$29,955	$28,416

See accompanying notes.

OXFORD INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	First Half Fiscal 2014	First Half Fiscal 2013
Cash Flows From Operating Activities:
Net earnings	$30,038	$29,429
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation	17,180	15,004
Amortization of intangible assets	1,260	754
Change in fair value of contingent consideration	137	138
Amortization of deferred financing costs	192	215
Equity compensation expense	1,737	1,239
Deferred income taxes	(967)	2,634
Excess tax benefits related to equity-based compensation	—	(6,100)
Changes in working capital, net of acquisitions and dispositions:
Receivables, net	18,452	88
Inventories, net	2,839	11,095
Prepaid expenses, net	(347)	(2,199)
Current liabilities	(10,248)	(7,540)
Other non-current assets, net	(568)	376
Other non-current liabilities	209	4,051
Net cash provided by operating activities	59,914	49,184
Cash Flows From Investing Activities:
Acquisitions, net of cash acquired	—	(17,888)
Purchases of property and equipment	(19,576)	(26,020)
Net cash used in investing activities	(19,576)	(43,908)
Cash Flows From Financing Activities:
Repayment of revolving credit arrangements	(191,056)	(154,216)
Proceeds from revolving credit arrangements	157,867	163,428
Payment of contingent consideration	(2,500)	—
Proceeds from issuance of common stock, including excess tax benefits	564	6,943
Repurchase of equity awards for employee tax withholding liabilities	—	(13,200)
Dividends paid	(6,931)	(5,988)
Net cash used in financing activities	(42,056)	(3,033)
Net change in cash and cash equivalents	(1,718)	2,243
Effect of foreign currency translation on cash and cash equivalents	(349)	(55)
Cash and cash equivalents at the beginning of year	8,483	7,517
Cash and cash equivalents at the end of the period	$6,416	$9,705
Supplemental disclosure of cash flow information:
Cash paid for interest, net	$1,821	$1,846
Cash paid for income taxes	$25,873	$6,186

See accompanying notes.

OXFORD INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SECOND QUARTER OF FISCAL 2014

1.
Basis of Presentation:  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial reporting and the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  We believe the accompanying unaudited condensed consolidated financial statements reflect all normal, recurring adjustments that are necessary for a fair presentation of our financial position and results of operations as of the dates and for the periods presented.  Results of operations for the interim periods presented are not necessarily indicative of results to be expected for our full fiscal year.  The significant accounting policies applied during the interim periods presented are consistent with the significant accounting policies described in our Annual Report on Form 10-K for Fiscal 2013.

Certain prior year amounts in our condensed consolidated financial statements have been reclassified to conform to the Fiscal 2014 presentation.

In May 2014, the FASB issued revised guidance which provides a single, comprehensive accounting model for revenue arising from contracts with customers. This guidance supersedes most of the existing revenue recognition guidance, including industry-specific guidance. Under this model, revenue is recognized at an amount that a company expects to be entitled to upon transferring control of goods or services to a customer, as opposed to when risks and rewards transfer to a customer. The new guidance is effective for us beginning in our fiscal year 2017, and may be applied retrospectively to all prior periods presented or through a cumulative adjustment to the opening retained earnings balance in the year of adoption. We are in the process of evaluating the impact of the new guidance on our consolidated financial statements.

2.	Inventories: The components of inventories as of the dates specified are summarized in the following table (in thousands):

	August 2, 2014	February 1, 2014	August 3, 2013
Finished goods	$190,111	$187,689	$147,051
Work in process	5,467	9,606	7,509
Fabric, trim and supplies	2,422	3,082	3,807
LIFO reserve	(56,665)	(56,665)	(56,447)
Total	$141,335	$143,712	$101,920

LIFO accounting adjustments, which we consider to include changes in the LIFO reserve as well as the impact of changes in inventory reserves related to lower of cost or market adjustments that do not exceed the LIFO reserve, were a credit of $0.2 million in the Second Quarter of Fiscal 2014, a charge of $0.3 million in the Second Quarter of Fiscal 2013, a credit of $0.0 million in the First Half of Fiscal 2014 and a charge of $0.3 million in the First Half of Fiscal 2013, respectively.

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

	Second Quarter Fiscal 2014	Second Quarter Fiscal 2013	First Half Fiscal 2014	First Half Fiscal 2013
Net sales
Tommy Bahama	$157,789	$153,220	$316,148	$303,646
Lilly Pulitzer	46,568	38,164	96,939	77,613
Lanier Clothes	21,318	22,315	50,064	49,575
Ben Sherman	18,696	16,275	33,779	28,511
Corporate and Other	1,875	5,050	6,965	9,882
Total net sales	$246,246	$235,024	$503,895	$469,227

Depreciation and amortization
Tommy Bahama	$6,764	$6,330	$13,422	$11,480
Lilly Pulitzer	1,096	733	2,150	1,396
Lanier Clothes	67	93	134	196
Ben Sherman	750	761	1,476	1,486
Corporate and Other	627	615	1,258	1,200
Total depreciation and amortization	$9,304	$8,532	$18,440	$15,758

Operating income (loss)
Tommy Bahama	$21,758	$23,838	$41,620	$45,219
Lilly Pulitzer	11,177	9,555	25,977	20,588
Lanier Clothes	1,537	2,026	4,275	4,487
Ben Sherman	(3,128)	(3,841)	(7,803)	(8,665)
Corporate and Other	(4,519)	(3,866)	(8,775)	(7,856)
Total operating income	$26,825	$27,712	$55,294	$53,773
Interest expense, net	921	1,042	1,994	1,978
Net earnings before income taxes	$25,904	$26,670	$53,300	$51,795

4.
Income Taxes: Income taxes reflects effective tax rates of 41.8%, 40.7%, 43.6% and 43.2% for the Second Quarter of Fiscal 2014, Second Quarter of Fiscal 2013, First Half of Fiscal 2014 and First Half of Fiscal 2013, respectively. The effective tax rate for each period was unfavorably impacted by our inability to recognize a tax benefit for losses in foreign jurisdictions. In the Second Quarter of Fiscal 2013 and First Half of Fiscal 2013, the unfavorable impact of the foreign losses on the effective tax rate was partially offset by a reduction in the enacted tax rate in the United Kingdom during the Second Quarter of Fiscal 2013 with no such reduction in the Second Quarter of Fiscal 2014 and First Half of Fiscal 2014.

5.
Accumulated Other Comprehensive Loss: The following tables detail the changes in our accumulated other comprehensive loss by component (in thousands), net of related income taxes, for the periods specified:

Second Quarter Fiscal 2014	Foreign currency translation gain (loss)	Net unrealized gain (loss) on cash flow hedges	Accumulated other comprehensive income (loss)
Beginning balance	$(23,189)	$(676)	$(23,865)
Other comprehensive income (loss) before reclassifications	15	141	156
Amounts reclassified from accumulated other comprehensive income (loss) for gain realized	—	8	8
Total other comprehensive income, net of taxes	15	149	164
Ending balance	$(23,174)	$(527)	$(23,701)

Second Quarter Fiscal 2013	Foreign currency translation gain (loss)	Net unrealized gain (loss) on cash flow hedges	Accumulated other comprehensive income (loss)
Beginning balance	$(24,647)	$(237)	$(24,884)
Other comprehensive (loss) income before reclassifications	(701)	40	(661)
Amounts reclassified from accumulated other comprehensive income (loss) for gain realized	—	(53)	(53)
Total other comprehensive income (loss), net of taxes	(701)	(13)	(714)
Ending balance	$(25,348)	$(250)	$(25,598)

First Half Fiscal 2014	Foreign currency translation gain (loss)	Net unrealized gain (loss) on cash flow hedges	Accumulated other comprehensive income (loss)
Beginning balance	$(23,283)	$(335)	$(23,618)
Other comprehensive income (loss) before reclassifications	109	(184)	(75)
Amounts reclassified from accumulated other comprehensive income (loss) for gain realized	—	(8)	(8)
Total other comprehensive (loss) income, net of taxes	109	(192)	(83)
Ending balance	$(23,174)	$(527)	$(23,701)

First Half Fiscal 2013	Foreign currency translation gain (loss)	Net unrealized gain (loss) on cash flow hedges	Accumulated other comprehensive income (loss)
Beginning balance	$(23,986)	$(599)	$(24,585)
Other comprehensive (loss) income before reclassifications	(1,362)	371	(991)
Amounts reclassified from accumulated other comprehensive income (loss) for gain realized	—	(22)	(22)
Total other comprehensive (loss) income, net of taxes	(1,362)	349	(1,013)
Ending balance	$(25,348)	$(250)	$(25,598)

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

OVERVIEW

Our business primarily operates through our four operating groups: Tommy Bahama, Lilly Pulitzer, Lanier Clothes and Ben Sherman. We identify our operating groups based on the way our management organizes the components of our business for purposes of allocating resources and assessing performance. Our operating group structure reflects a brand-focused management approach, emphasizing operational coordination and resource allocation across each brand’s direct to consumer, wholesale and licensing operations. For a description of each of our operating groups, see Part I, Item 1. Business in our Annual Report on Form 10-K for Fiscal 2013.

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

We believe the global economic conditions and resulting economic uncertainty that have prevailed in recent years continue to impact each of our operating groups, and the apparel industry as a whole. Although some signs of economic improvements exist, the retail environment remains very promotional and economic uncertainty remains. We anticipate that sales of our products may continue to be impacted negatively as long as there is an elevated level of economic uncertainty in the geographies in which we operate. Additionally, we have been impacted in recent years by pricing pressures on raw materials, fuel, transportation, labor and other costs necessary for the production and sourcing of apparel products.

We believe that our Tommy Bahama® and Lilly Pulitzer® lifestyle brands have significant opportunities for long-term growth in their direct to consumer businesses through expansion of our retail store operations, as we add additional retail store locations and increase comparable store sales, with e-commerce likely to grow at a faster rate than comparable brick and mortar retail store sales. We also believe that these lifestyle brands provide an opportunity for moderate sales increases in their wholesale businesses in the long-term primarily from our current customers adding to their existing door count and the selective addition of new wholesale customers who generally follow a full-price retail model. We believe that we must continue to invest in our Tommy Bahama and Lilly Pulitzer lifestyle brands in order to take advantage of their long-term growth opportunities. Investments include capital expenditures primarily related to the direct to consumer operations such as retail store build-out and remodels, and distribution center and technology enhancements, as well as increased employment, advertising and other costs in key functions to provide future net sales growth and support the ongoing business operations. We expect that the investments will continue to put downward pressure on our operating margins in the near future until we have sufficient sales to leverage the operating costs.

We believe that there are opportunities for modest sales growth for Lanier Clothes through new product programs, including pants; however, we also believe that the tailored clothing environment will continue to be very challenging, which may negatively impact net sales, operating income and operating margin. The Ben Sherman® lifestyle brand has faced challenges in recent years with sales and operating results on a downward trajectory. During Fiscal 2013, we appointed a new CEO and strengthened the management team of the brand, refocused the business on its core consumer, reduced operating expenses and improved the operation of the Ben Sherman retail stores. Much work remains in order to generate satisfactory financial results in the long-term; however, we believe that, as a result of these actions, Ben Sherman has ample opportunities to increase sales and generate significantly improved operating results.

We continue to believe that it is important to maintain a strong balance sheet and liquidity. We believe that positive cash flow from operations coupled with the strength of our balance sheet and liquidity will provide us with ample resources to fund future investments in our lifestyle brands. We believe that we have significant opportunities to appropriately deploy our capital and resources in our existing lifestyle brands; however, in the future, we may add additional lifestyle brands to our portfolio, if we identify appropriate targets which meet our investment criteria.
The following table sets forth our consolidated operating results (in thousands, except per share amounts) for the First Half of Fiscal 2014 compared to the First Half of Fiscal 2013:

	First Half of Fiscal 2014	First Half of Fiscal 2013
Net sales	$503,895	$469,227
Operating income	$55,294	$53,773
Net earnings	$30,038	$29,429
Net earnings per diluted share	$1.83	$1.78

The primary reason for the earnings growth in the First Half of Fiscal 2014 was higher operating income in Lilly Pulitzer, driven by increased net sales, partially offset by lower operating income in Tommy Bahama, reflecting both higher SG&A and lower gross margins.

COMPARABLE STORE SALES

We often disclose comparable store sales in order to provide additional information regarding changes in our results of operations between periods. Our disclosures of comparable store sales include net sales from full-price stores and our e-commerce sites, excluding sales associated with e-commerce flash clearance sales. We believe that the inclusion of both our full-price stores and e-commerce sites in the comparable store sales disclosures is a more meaningful way of reporting our comparable store sales results, given similar inventory planning, allocation and return policies, as well as our cross-channel marketing and other initiatives for the direct to consumer channel. For our comparable store sales disclosures, we exclude (1) outlet store sales, warehouse sales and e-commerce flash clearance sales, as those sales are used primarily to liquidate end of season inventory, which may vary significantly depending on the level of end of season inventory on hand and generally occur at lower gross margins than our full-price direct to consumer sales, and (2) restaurant sales, as we do not currently believe that the inclusion of restaurant sales is meaningful in assessing our consolidated results of operations. Comparable store sales information reflects net sales, including shipping and handling revenues, if any, associated with product sales.

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

Definitions and calculations of comparable store sales differ among retail companies, and therefore comparable store metrics disclosed by us may not be comparable to the metrics disclosed by other companies.

RESULTS OF OPERATIONS

SECOND QUARTER OF FISCAL 2014 COMPARED TO SECOND QUARTER OF FISCAL 2013

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

	Second Quarter Fiscal 2014		Second Quarter Fiscal 2013		$ Change	% Change
Net sales	$246,246	100.0%	$235,024	100.0%	$11,222	4.8%
Cost of goods sold	100,831	40.9%	98,175	41.8%	2,656	2.7%
Gross profit	145,415	59.1%	136,849	58.2%	8,566	6.3%
SG&A	122,397	49.7%	112,424	47.8%	9,973	8.9%
Change in fair value of contingent consideration	68	—%	69	—%	(1)	NM
Royalties and other operating income	3,875	1.6%	3,356	1.4%	519	15.5%
Operating income	26,825	10.9%	27,712	11.8%	(887)	(3.2)%
Interest expense, net	921	0.4%	1,042	0.4%	(121)	(11.6)%
Net earnings before income taxes	25,904	10.5%	26,670	11.3%	(766)	(2.9)%
Income taxes	10,835	4.4%	10,864	4.6%	(29)	(0.3)%
Net earnings	$15,069	6.1%	$15,806	6.7%	$(737)	(4.7)%

The discussion and tables below compare certain line items included in our statements of earnings for the Second Quarter of Fiscal 2014 to the Second Quarter of Fiscal 2013. Each dollar and percentage change provided reflects the change between these periods unless indicated otherwise. Each dollar and share amount included in the tables is in thousands except for per share amounts. Individual line items of our consolidated statements of earnings may not be directly comparable to those of our competitors, as classification of certain expenses may vary by company.

Net Sales

	Second Quarter Fiscal 2014	Second Quarter Fiscal 2013	$ Change	% Change
Tommy Bahama	$157,789	$153,220	$4,569	3.0%
Lilly Pulitzer	46,568	38,164	8,404	22.0%
Lanier Clothes	21,318	22,315	(997)	(4.5)%
Ben Sherman	18,696	16,275	2,421	14.9%
Corporate and Other	1,875	5,050	(3,175)	(62.9)%
Total net sales	$246,246	$235,024	$11,222	4.8%

Consolidated net sales increased $11.2 million, or 4.8%, in the Second Quarter of Fiscal 2014 compared to the Second Quarter of Fiscal 2013 reflecting net sales changes in each operating group, as discussed below. The following table presents the proportion of our consolidated net sales by distribution channel for each period presented:

	Second Quarter Fiscal 2014	Second Quarter Fiscal 2013
Full-price retail stores, outlets and warehouse sales	47%	45%
E-commerce	15%	13%
Restaurant	6%	6%
Wholesale	32%	36%
Total	100%	100%

Tommy Bahama:

The Tommy Bahama net sales increase of $4.6 million, or 3.0%, was primarily driven by (1) an incremental net sales increase of $4.5 million associated with the operation of additional retail stores, (2) a $3.3 million, or 4%, increase in comparable store sales, which includes full-price retail stores and full-price e-commerce sales, to $80.8 million in the Second Quarter of Fiscal 2014 from $77.5 million in the Second Quarter of Fiscal 2013, (3) the inclusion of $0.4 million of e-commerce flash clearance sales in the Second Quarter of Fiscal 2014 with no such sales in the Second Quarter of Fiscal 2013 and (4) a $0.1 million increase in restaurant sales. These increases in net sales were partially offset by (1) a $2.7 million decrease in our wholesale sales, primarily due to lower men's apparel and women's swim sales partially offset by increased women's apparel and footwear sales, and (2) a $1.0 million decrease in net sales in outlet stores which were operated during all of Fiscal 2013 and Fiscal 2014. As of August 2, 2014, we operated 147 Tommy Bahama stores globally, consisting of 94 full-price retail stores, 14 restaurant-retail locations and 39 outlet stores. As of August 3, 2013 we operated 133 Tommy Bahama stores consisting of 88 full-price retail stores, 15 restaurant-retail locations and 30 outlet stores. The following table presents the proportion of net sales by distribution channel for Tommy Bahama for each period presented:

	Second Quarter Fiscal 2014	Second Quarter Fiscal 2013
Full-price retail stores and outlets	54%	53%
E-commerce	15%	14%
Restaurant	10%	10%
Wholesale	21%	23%
Total	100%	100%

Lilly Pulitzer:

The Lilly Pulitzer net sales increase of $8.4 million, or 22.0%, reflects (1) a $3.7 million, or 19%, increase in comparable store sales, to $23.7 million in the Second Quarter of Fiscal 2014 compared to $20.0 million in the Second Quarter of Fiscal 2013, (2) a net sales increase of $2.4 million associated with retail stores opened in Fiscal 2013 and Fiscal 2014, (3) a $1.7 million increase in wholesale sales during the Second Quarter of Fiscal 2014 and (4) a $0.4 million increase in sales during the annual warehouse sale. As of August 2, 2014, we operated 26 Lilly Pulitzer retail stores compared to 22 retail stores as of August 3, 2013. The following table presents the proportion of net sales by distribution channel for Lilly Pulitzer for each period presented:

	Second Quarter Fiscal 2014	Second Quarter Fiscal 2013
Full-price retail stores and warehouse sales	45%	43%
E-commerce	22%	22%
Wholesale	33%	35%
Total	100%	100%

Lanier Clothes:

The decrease in net sales for Lanier Clothes of $1.0 million, or 4.5%, was due to a decrease in net sales associated with certain seasonal private label programs, which did not anniversary at amounts as high as the prior year, partially offset by the net favorable impact of changes in licensed branded programs.

Ben Sherman:

Net sales for Ben Sherman increased by $2.4 million, or 14.9%, in the Second Quarter of Fiscal 2014 compared to the Second Quarter of Fiscal 2013, reflecting (1) an increase of $1.5 million resulting from the translation impact of a change in the average exchange rate between the British pound sterling and the United States dollar reflecting an 11% stronger pound sterling in the Second Quarter of Fiscal 2014 and (2) a $1.0 million increase in direct to consumer sales reflecting comparable store sales increases in the United Kingdom, Europe and the United States, partially offset by the impact of store closures since the start of Fiscal 2013. As of August 2, 2014, we operated 16 Ben Sherman retail stores, consisting of 11 full-price retail stores and 5 outlet stores, compared to 19 retail stores as of August 3, 2013. The following table presents the proportion of net sales by distribution channel for Ben Sherman for each period presented:

	Second Quarter Fiscal 2014	Second Quarter Fiscal 2013
Wholesale	49%	51%
Direct to consumer	51%	49%
Total	100%	100%

Corporate and Other:

Corporate and Other net sales primarily consisted of the net sales of our Oxford Golf business and our Lyons, Georgia distribution center as well as the impact of the elimination of inter-company sales between operating groups. The decrease in sales from the Second Quarter of Fiscal 2013 was primarily due to (1) the Oxford Golf business including a significant initial shipment in the Second Quarter of Fiscal 2013 that did not anniversary in Fiscal 2014, (2) a reduction in Oxford Golf's private label sales and (3) a larger unfavorable impact of the eliminated inter-company sales between operating groups in the Second Quarter of Fiscal 2014.

Gross Profit

The table below presents gross profit by operating group and in total for the Second Quarter of Fiscal 2014 and the Second Quarter of Fiscal 2013 as well as the change between those two periods. Our gross profit and gross margin, which is calculated as gross profit divided by net sales, may not be directly comparable to those of our competitors, as statement of earnings classification of certain expenses may vary by company.

	Second Quarter Fiscal 2014	Second Quarter Fiscal 2013	$ Change	% Change
Tommy Bahama	$97,468	$96,448	$1,020	1.1%
Lilly Pulitzer	31,134	24,558	6,576	26.8%
Lanier Clothes	6,037	6,310	(273)	(4.3)%
Ben Sherman	9,144	7,591	1,553	20.5%
Corporate and Other	1,632	1,942	(310)	(16.0)%
Total gross profit	$145,415	$136,849	$8,566	6.3%
LIFO (credit) charge included in Corporate and Other	$(168)	$317
Inventory step-up charge included in Tommy Bahama associated with Tommy Bahama Canada acquisition	$—	$283

The increase in consolidated gross profit was primarily driven by the higher net sales, as discussed above. In addition to the impact of the changes in net sales, gross profit on a consolidated basis and for each operating group were impacted by the change in sales mix and changes in gross margin within each operating group, as discussed below. The table below presents gross margin by operating group and in total for the Second Quarter of Fiscal 2014 and Second Quarter of Fiscal 2013.

	Second Quarter Fiscal 2014	Second Quarter Fiscal 2013
Tommy Bahama	61.8%	62.9%
Lilly Pulitzer	66.9%	64.3%
Lanier Clothes	28.3%	28.3%
Ben Sherman	48.9%	46.6%
Corporate and Other	NM	NM
Consolidated gross margin	59.1%	58.2%

On a consolidated basis, gross margin improved from the gross margin in the Second Quarter of Fiscal 2013, primarily as a result of (1) a change in sales mix with a higher proportion of sales in the higher gross margin Tommy Bahama, Lilly Pulitzer and Ben Sherman businesses, (2) higher gross margins in Lilly Pulitzer and Ben Sherman, (3) the $0.5 million net favorable LIFO accounting impact in the Second Quarter of Fiscal 2014 as compared to the Second Quarter of Fiscal 2013 and (4) the Second Quarter of Fiscal 2013 including a $0.3 million inventory step-up charge associated with the Tommy Bahama Canada acquisition.

Tommy Bahama:

The lower gross margin at Tommy Bahama reflects a lower gross margin in each channel of distribution. The decrease in the direct to consumer distribution channel was primarily due to (1) more in-store discounts in our outlet stores to move excess inventory, (2) outlet stores representing a larger proportion of direct to consumer sales and (3) a greater percentage of direct to consumer sales in our full-price stores and our e-commerce website being associated with promotions, including our Father's Day loyalty cards and flip-side events. The decrease in gross margin for the wholesale business was primarily due to greater discounts on certain wholesale sales. The unfavorable impact of these items was partially offset by the impact of (1) direct to consumer sales, which typically have higher gross margins than wholesale sales, representing a greater proportion of total Tommy Bahama sales in the Second Quarter of Fiscal 2014 and (2) the Second Quarter of Fiscal 2013 including a $0.3 million inventory step-up charge associated with the Tommy Bahama Canada acquisition.

Lilly Pulitzer:

The increase in gross margin for Lilly Pulitzer was primarily driven by (1) a change in sales mix toward the direct to consumer channel of distribution, which typically has higher gross margins than the wholesale channel of distribution, and (2) higher gross margins in each channel of distribution.

Lanier Clothes:

Gross margin at Lanier Clothes was comparable for the Second Quarter of Fiscal 2014 and Second Quarter of Fiscal 2013 as the change in sales mix towards branded apparel was offset by continued gross margin pressures.

Ben Sherman:

The increase in gross margin at Ben Sherman reflects a higher proportion of direct to consumer sales in the Second Quarter of Fiscal 2014.

Corporate and Other:

The gross profit in Corporate and Other in each period primarily reflects (1) the gross profit of our Oxford Golf and Lyons, Georgia distribution center operations, (2) the impact of LIFO accounting adjustments and (3) the impact of certain consolidating adjustments, including the elimination of inter-company sales between operating groups. The lower gross profit for Corporate and Other in the Second Quarter of Fiscal 2014 was primarily due to the impact of lower sales, partially offset by the $0.5 million net favorable impact of LIFO accounting. LIFO accounting resulted in a credit of $0.2 million in the Second Quarter of Fiscal 2014 compared to a charge of $0.3 million in the Second Quarter of Fiscal 2013.

SG&A

	Second Quarter Fiscal 2014	Second Quarter Fiscal 2013	$ Change	% Change
SG&A	$122,397	$112,424	$9,973	8.9%
SG&A as % of net sales	49.7%	47.8%
Amortization of intangible assets included in Tommy Bahama associated with Tommy Bahama Canada acquisition	$454	$333

The increase in SG&A was primarily due to (1) $2.9 million of increased incentive compensation in the Second Quarter of Fiscal 2014, primarily reflecting increases in Lilly Pulitzer, (2) $2.3 million of incremental costs in the Second Quarter of Fiscal 2014 associated with operating additional Tommy Bahama retail stores and restaurants and Lilly Pulitzer stores, (3) higher costs to support the growing Tommy Bahama and Lilly Pulitzer businesses, reflecting infrastructure costs added in the last twelve months, (4) a $1.0 million unfavorable SG&A impact resulting from currency translation at Ben Sherman as a result of the stronger pound sterling, which offset actual Ben Sherman SG&A expense reductions, and (5) $0.7 million of additional equity-based compensation in the Second Quarter of Fiscal 2014 primarily resulting from equity awards granted in Fiscal 2014.

SG&A included $0.6 million of amortization of intangible assets in the Second Quarter of Fiscal 2014 compared to $0.5 million in the Second Quarter of Fiscal 2013. We anticipate that amortization of intangible assets for Fiscal 2014 will be approximately $2.5 million, with approximately $1.8 million of the amortization reflecting amortization of the intangible assets acquired as part of the Fiscal 2013 Tommy Bahama Canada acquisition.

Change in fair value of contingent consideration

	Second Quarter Fiscal 2014	Second Quarter Fiscal 2013	$ Change	% Change
Change in fair value of contingent consideration	$68	$69	$(1)	NM

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

Royalties and other operating income

	Second Quarter Fiscal 2014	Second Quarter Fiscal 2013	$ Change	% Change
Royalties and other operating income	$3,875	$3,356	$519	15.5%

Royalties and other operating income in the Second Quarter of Fiscal 2014 primarily reflect income received from third parties from the licensing of our Tommy Bahama, Ben Sherman and Lilly Pulitzer brands. The $0.5 million increase in royalties and other income was primarily due to increased royalty income for both Tommy Bahama and Lilly Pulitzer, partially offset by lower royalty income at Ben Sherman.

Operating income (loss)

	Second Quarter Fiscal 2014	Second Quarter Fiscal 2013	$ Change	% Change
Tommy Bahama	$21,758	$23,838	$(2,080)	(8.7)%
Lilly Pulitzer	11,177	9,555	1,622	17.0%
Lanier Clothes	1,537	2,026	(489)	(24.1)%
Ben Sherman	(3,128)	(3,841)	713	18.6%
Corporate and Other	(4,519)	(3,866)	(653)	(16.9)%
Total operating income	$26,825	$27,712	$(887)	(3.2)%
LIFO (credit) charge included in Corporate and Other	$(168)	$317
Inventory step-up charge included in Tommy Bahama associated with Tommy Bahama Canada acquisition	$—	$283
Amortization of intangible assets included in Tommy Bahama associated with Tommy Bahama Canada acquisition	$454	$333
Change in fair value of contingent consideration included in Lilly Pulitzer	$68	$69

Operating income, on a consolidated basis, was $26.8 million in the Second Quarter of Fiscal 2014 compared to $27.7 million in the Second Quarter of Fiscal 2013. The 3.2% decrease in operating income was primarily due to the lower operating income in Tommy Bahama partially offset by the higher operating income for Lilly Pulitzer. Changes in operating income (loss) by operating group are discussed below.

Tommy Bahama:

	Second Quarter Fiscal 2014	Second Quarter Fiscal 2013	$ Change	% Change
Net sales	$157,789	$153,220	$4,569	3.0%
Gross margin	61.8%	62.9%
Operating income	$21,758	$23,838	$(2,080)	(8.7)%
Operating income as % of net sales	13.8%	15.6%
Inventory step-up charge included in Tommy Bahama associated with Tommy Bahama Canada acquisition	$—	$283
Amortization of intangible assets included in Tommy Bahama associated with Tommy Bahama Canada acquisition	$454	$333

The decrease in operating income for Tommy Bahama was primarily attributable to lower gross margin and an increase in SG&A partially offset by the gross profit impact of higher net sales. The higher SG&A reflects (1) $1.4 million of incremental costs incurred as a result of operating additional retail stores during the Second Quarter of Fiscal 2014 and (2) higher costs to support the growing Tommy Bahama business, reflecting infrastructure costs added in the last twelve months.

Lilly Pulitzer:

	Second Quarter Fiscal 2014	Second Quarter Fiscal 2013	$ Change	% Change
Net sales	$46,568	$38,164	$8,404	22.0%
Gross margin	66.9%	64.3%
Operating income	$11,177	$9,555	$1,622	17.0%
Operating income as % of net sales	24.0%	25.0%
Change in fair value of contingent consideration included in Lilly Pulitzer	$68	$69

The increase in operating income in Lilly Pulitzer for the Second Quarter of Fiscal 2014 was primarily due to the favorable impact of higher net sales and higher gross margin. These items were partially offset by increased SG&A. The increased SG&A was primarily associated with (1) $3.0 million of higher accrued incentive compensation, (2) $1.0 million of incremental SG&A associated with the cost of operating additional retail stores and (3) higher SG&A to support the growing business, reflecting infrastructure costs added in the last twelve months.

Lanier Clothes:

	Second Quarter Fiscal 2014	Second Quarter Fiscal 2013	$ Change	% Change
Net sales	$21,318	$22,315	$(997)	(4.5)%
Gross margin	28.3%	28.3%
Operating income	$1,537	$2,026	$(489)	(24.1)%
Operating income as % of net sales	7.2%	9.1%

The decrease in operating income for Lanier Clothes for the Second Quarter of Fiscal 2014 was primarily the result of lower net sales and higher SG&A reflecting the higher variable costs associated with branded sales.

Ben Sherman:

	Second Quarter Fiscal 2014	Second Quarter Fiscal 2013	$ Change	% Change
Net sales	$18,696	$16,275	$2,421	14.9%
Gross margin	48.9%	46.6%
Operating loss	$(3,128)	$(3,841)	$713	18.6%

The improved operating results for Ben Sherman resulted from higher direct to consumer net sales and higher gross margin, which were partially offset by lower royalty and other income. Due to the 11% change in the average exchange rate between the pound sterling and the United States dollar from the Second Quarter of Fiscal 2013, individual line items within the statement of earnings for Ben Sherman were higher than the prior year, even if the amounts in pound sterling may have been comparable between periods. The 11% change in the average exchange rate resulted in a $0.2 million unfavorable foreign currency translation impact on Ben Sherman's operating results between the two periods.

Corporate and Other:

	Second Quarter Fiscal 2014	Second Quarter Fiscal 2013	$ Change	% Change
Net sales	$1,875	$5,050	$(3,175)	(62.9)%
Operating loss	$(4,519)	$(3,866)	$(653)	(16.9)%
LIFO (credit) charge included in Corporate and Other	$(168)	$317

The Corporate and Other operating results decreased by $0.7 million from a loss of $3.9 million in the Second Quarter of Fiscal 2013 to a loss of $4.5 million in the Second Quarter of Fiscal 2014. The lower operating results were primarily due to (1) the lower sales and (2) higher Corporate and Other SG&A. These unfavorable items were partially offset by the $0.5 million favorable LIFO accounting impact between the two periods.

Interest expense, net

	Second Quarter Fiscal 2014	Second Quarter Fiscal 2013	$ Change	% Change
Interest expense, net	$921	$1,042	$(121)	(11.6)%

Interest expense for the Second Quarter of Fiscal 2014 decreased from the prior year primarily due to lower levels of borrowings during the Second Quarter of Fiscal 2014 compared to the levels of borrowings during the Second Quarter of Fiscal 2013. We anticipate that interest expense for the full year of Fiscal 2014 will be slightly higher than $4.0 million.

Income taxes

	Second Quarter Fiscal 2014	Second Quarter Fiscal 2013	$ Change	% Change
Income taxes	$10,835	$10,864	$(29)	(0.3)%
Effective tax rate	41.8%	40.7%

Income tax expense was comparable for the Second Quarter of Fiscal 2014 and the Second Quarter of Fiscal 2013 reflecting lower earnings and a higher effective tax rate in the Second Quarter of Fiscal 2014. The high effective tax rates for both periods, as compared to a typical statutory tax rate, reflect the unfavorable impact of foreign losses for which we were not able to recognize an income tax benefit. The effective tax rate for the Second Quarter of Fiscal 2013 benefited from the reduction in the enacted tax rate in the United Kingdom, with no such change occurring in Fiscal 2014. We anticipate that our effective tax rate for the full year Fiscal 2014 will be approximately 43%, but that the effective tax rate for each quarter in Fiscal 2014 will vary from this percentage, due to the impact that the foreign losses have on the effective tax rate for the individual quarters. We anticipate that the effective tax rate for future years will be lower than the effective tax rates in Fiscal 2013 and Fiscal 2014 as we expect that our domestic earnings will increase and our foreign losses will decrease in future years, resulting in a higher proportion of domestic income to foreign losses.

Net earnings

	Second Quarter Fiscal 2014	Second Quarter Fiscal 2013
Net earnings	$15,069	$15,806
Net earnings per diluted share	$0.92	$0.96
Weighted average shares outstanding - diluted	16,460	16,423

The lower net earnings for the Second Quarter of Fiscal 2014 compared to the Second Quarter of Fiscal 2013 were primarily due to the lower operating income in Tommy Bahama, driven by higher SG&A and lower gross margin, partially offset by the higher operating income in Lilly Pulitzer, resulting from higher net sales and higher gross margin.

FIRST HALF OF FISCAL 2014 COMPARED TO FIRST HALF OF FISCAL 2013

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

	First Half of Fiscal 2014		First Half of Fiscal 2013		$ Change	% Change
Net sales	$503,895	100.0%	$469,227	100.0%	$34,668	7.4%
Cost of goods sold	211,152	41.9%	198,303	42.3%	12,849	6.5%
Gross profit	292,743	58.1%	270,924	57.7%	21,819	8.1%
SG&A	245,628	48.7%	225,449	48.0%	20,179	9.0%
Change in fair value of contingent consideration	137	—%	138	—%	(1)	NM
Royalties and other operating income	8,316	1.7%	8,436	1.8%	(120)	(1.4)%
Operating income	55,294	11.0%	53,773	11.5%	1,521	2.8%
Interest expense, net	1,994	0.4%	1,978	0.4%	16	0.8%
Net earnings before income taxes	53,300	10.6%	51,795	11.0%	1,505	2.9%
Income taxes	23,262	4.6%	22,366	4.8%	896	4.0%
Net earnings	$30,038	6.0%	$29,429	6.3%	$609	2.1%

The discussion and tables below compare certain line items included in our statements of earnings for the First Half of Fiscal 2014 to the First Half of Fiscal 2013. Each dollar and percentage change provided reflects the change between these periods unless indicated otherwise. Each dollar and share amount included in the tables is in thousands except for per share amounts. Individual line items of our consolidated statements of earnings may not be directly comparable to those of our competitors, as classification of certain expenses may vary by company.

Net Sales

	First Half of Fiscal 2014	First Half of Fiscal 2013	$ Change	% Change
Tommy Bahama	$316,148	$303,646	$12,502	4.1%
Lilly Pulitzer	96,939	77,613	$19,326	24.9%
Lanier Clothes	50,064	49,575	$489	1.0%
Ben Sherman	33,779	28,511	$5,268	18.5%
Corporate and Other	6,965	9,882	$(2,917)	(29.5)%
Total net sales	$503,895	$469,227	$34,668	7.4%

Consolidated net sales increased $34.7 million, or 7.4%, in the First Half of Fiscal 2014 compared to the First Half of Fiscal 2013 reflecting net sales changes in each operating group, as discussed below. The following table presents the proportion of our consolidated net sales by distribution channel for each period presented:

	First Half of Fiscal 2014	First Half of Fiscal 2013
Full-price retail stores, outlets and warehouse sales	42%	41%
E-commerce	12%	11%
Restaurant	7%	7%
Wholesale	39%	41%
Total	100%	100%

Tommy Bahama:

The Tommy Bahama net sales increase of $12.5 million, or 4.1%, was primarily driven by (1) an incremental net sales increase of $12.0 million associated with the operation of additional retail stores, including the Canadian retail stores acquired in the Second Quarter of Fiscal 2013, (2) a $2.2 million, or 2%, increase in comparable store sales, which includes full-price retail stores and full-price e-commerce sales, to $148.9 million in the First Half of Fiscal 2014 from $146.7 million in the First Half of Fiscal 2013, (3) a $0.9 million increase in restaurant sales and (4) the inclusion of $0.4 million of e-commerce flash clearance sales in the First Half of Fiscal 2014 with no such sales in the First Half of Fiscal 2013. These increases in net sales were partially offset by (1) a $2.4 million decrease in net sales in outlet stores which were operated during all of Fiscal 2013 and Fiscal 2014 and (2) a $0.6 million decrease in our wholesale sales, primarily due to a decrease in domestic wholesale sales partially offset an increase in the wholesale sales of Tommy Bahama Canada. As of August 2, 2014, we operated 147 Tommy Bahama stores globally, consisting of 94 full-price retail stores, 14 restaurant-retail locations and 39 outlet stores. As of August 3, 2013 we operated 133 Tommy Bahama stores consisting of 88 full-price retail stores, 15 restaurant-retail locations and 30 outlet stores. The following table presents the proportion of net sales by distribution channel for Tommy Bahama for each period presented:

	First Half of Fiscal 2014	First Half of Fiscal 2013
Full-price retail stores and outlets	50%	50%
E-commerce	13%	12%
Restaurant	11%	11%
Wholesale	26%	27%
Total	100%	100%

Lilly Pulitzer:

The Lilly Pulitzer net sales increase of $19.3 million, or 24.9%, reflects (1) a $9.2 million, or 26%, increase in comparable store sales, to $45.0 million in the First Quarter of Fiscal 2014 compared to $35.9 million in the First Half of Fiscal 2013, (2) a net sales increase of $5.9 million associated with retail stores opened in Fiscal 2013 and Fiscal 2014, (3) a $4.1 million increase in wholesale sales during the First Half of Fiscal 2014 and (4) a $0.4 million increase in the annual warehouse sale. As of August 2, 2014, we operated 26 Lilly Pulitzer retail stores compared to 22 retail stores as of August 3, 2013. The following table presents the proportion of net sales by distribution channel for Lilly Pulitzer for each period presented:

	First Half of Fiscal 2014	First Half of Fiscal 2013
Full-price retail stores and warehouse sales	38%	34%
E-commerce	20%	19%
Wholesale	42%	47%
Total	100%	100%

Lanier Clothes:

The increase in net sales for Lanier Clothes of $0.5 million, or 1.0%, reflects net sales associated with a new private label pants program for a warehouse club which began to ship in the Fourth Quarter of Fiscal 2013 and higher sales in branded programs, partially offset by decreases in other private label programs.

Ben Sherman:

Net sales for Ben Sherman increased by $5.3 million, or 18.5%, in the First Half of Fiscal 2014 compared to the First Half of Fiscal 2013, reflecting (1) an increase of $2.3 million resulting from the translation impact of a change in the average exchange rate between the British pound sterling and the United States dollar reflecting a 10% stronger pound sterling in the First Half of Fiscal 2014, (2) a $1.7 million increase in off-price sales related to the liquidation of certain aged inventory and (3) a $1.2 million increase in direct to consumer sales reflecting comparable store sales increases in the United Kingdom, Europe and the United States, partially offset by the impact of store closures since the start of Fiscal 2013. As of August 2, 2014, we operated 16 Ben Sherman retail stores, consisting of 11 full-price retail stores and 5 outlet stores, compared to 19 retail stores as of August 3, 2013. The following table presents the proportion of net sales by distribution channel for Ben Sherman for each period presented:

	First Half of Fiscal 2014	First Half of Fiscal 2013
Wholesale	53%	52%
Direct to consumer	47%	48%
Total	100%	100%

Corporate and Other:

Corporate and Other net sales primarily consisted of the net sales of our Oxford Golf business and our Lyons, Georgia distribution center as well as the impact of the elimination of inter-company sales between operating groups. The decrease in sales from the First Half of Fiscal 2013 was primarily due to (1) the Oxford Golf business including a significant initial shipment in the First Half of Fiscal 2013 that did not anniversary in Fiscal 2014, (2) a reduction in Oxford Golf's private label sales and (3) a larger unfavorable impact of the eliminated inter-company sales between operating groups in the First Half of Fiscal 2014.

Gross Profit

The table below presents gross profit by operating group and in total for the First Half of Fiscal 2014 and First Half of Fiscal 2013 as well as the change between those two periods. Our gross profit and gross margin, which is calculated as gross profit divided by net sales, may not be directly comparable to those of our competitors, as statement of earnings classification of certain expenses may vary by company.

	First Half of Fiscal 2014	First Half of Fiscal 2013	$ Change	% Change
Tommy Bahama	$194,234	$189,579	$4,655	2.5%
Lilly Pulitzer	64,317	49,452	$14,865	30.1%
Lanier Clothes	14,382	14,257	$125	0.9%
Ben Sherman	16,100	13,896	$2,204	15.9%
Corporate and Other	3,710	3,740	$(30)	(0.8)%
Total gross profit	$292,743	$270,924	$21,819	8.1%
LIFO (credit) charge included in Corporate and Other	$(47)	$345
Inventory step-up charge included in Tommy Bahama associated with Tommy Bahama Canada acquisition	$—	$283

The increase in consolidated gross profit was primarily driven by the higher net sales, as discussed above. In addition to the impact of the changes in net sales, gross profit on a consolidated basis and for each operating group were impacted by the change in sales mix and changes in gross margin within each operating group, as discussed below. The table below presents gross margin by operating group and in total for the First Half of Fiscal 2014 and First Half of Fiscal 2013.

	First Half of Fiscal 2014	First Half of Fiscal 2013
Tommy Bahama	61.4%	62.4%
Lilly Pulitzer	66.3%	63.7%
Lanier Clothes	28.7%	28.8%
Ben Sherman	47.7%	48.7%
Corporate and Other	NM	NM
Consolidated gross margin	58.1%	57.7%

On a consolidated basis, gross margin improved from the gross margin in the First Half of Fiscal 2013, primarily as a result of (1) a change in sales mix with a higher proportion of sales in the higher gross margin Tommy Bahama, Lilly Pulitzer and Ben Sherman businesses, (2) higher gross margins in Lilly Pulitzer, (3) the $0.4 million net favorable LIFO accounting impact in the First Half of Fiscal 2014 as compared to the First Half of Fiscal 2013 and (4) the First Half of Fiscal 2013 including a $0.3 million inventory step-up charge associated with the Tommy Bahama Canada acquisition.

Tommy Bahama:

The lower gross margin at Tommy Bahama reflects a lower gross margin in each channel of distribution. The decrease in the direct to consumer distribution channel was primarily due to (1) more promotions in our outlet stores to move excess inventory, (2) outlet stores representing a larger proportion of direct to consumer sales and (3) a greater percentage of direct to consumer sales in our full-price stores and our e-commerce website being associated with promotions, including our Father's Day loyalty cards and flip-side events. The decrease in gross margin for the wholesale business was primarily due to greater discounts on certain wholesale sales. The impact of these unfavorable items was partially offset by (1) the impact of direct to consumer sales, which typically have higher gross margins than wholesale sales, representing a greater proportion of total Tommy Bahama sales in the First Half of Fiscal 2014 and (2) the First Half of Fiscal 2013 including a $0.3 million inventory step-up charge associated with the Tommy Bahama Canada acquisition.

Lilly Pulitzer:

The increase in gross margin for Lilly Pulitzer was primarily driven by (1) a change in sales mix toward the direct to consumer channel of distribution, which typically has higher gross margins than the wholesale channel of distribution, and (2) higher gross margins in each channel of distribution.

Lanier Clothes:

The comparable gross margin in Lanier Clothes reflects a change in the sales mix within Lanier Clothes, including the new private label pants program for a warehouse club which carries a lower gross margin.

Ben Sherman:

The decrease in gross margin at Ben Sherman reflects a higher proportion of off-price sales associated with the liquidation of certain aged inventory which unfavorably impacted gross margins in the First Quarter of Fiscal 2014, partially offset by improved gross margins in the Second Quarter of Fiscal 2014 primarily resulting from an increased proportion of direct to consumer sales.

Corporate and Other:

The gross profit in Corporate and Other in each period primarily reflects (1) the gross profit of our Oxford Golf and Lyons, Georgia distribution center operations, (2) the impact of LIFO accounting adjustments and (3) the impact of certain consolidating adjustments, including the elimination of inter-company sales between operating groups. The comparable gross profit for Corporate and Other in the First Half of Fiscal 2014 and First Half of Fiscal 2013 reflects the impact of lower sales in the First Half of Fiscal 2014, partially offset by the $0.4 million net favorable impact of LIFO accounting. LIFO accounting resulted in a credit of $0.0 million in the First Half of Fiscal 2014 compared to a charge of $0.3 million in the First Half of Fiscal 2013.

SG&A

	First Half of Fiscal 2014	First Half of Fiscal 2013	$ Change	% Change
SG&A	$245,628	$225,449	$20,179	9.0%
SG&A as % of net sales	48.7%	48.0%
Amortization of intangible assets included in Tommy Bahama associated with Tommy Bahama Canada acquisition	$897	$333

The increase in SG&A was primarily due to (1) $6.3 million of incremental costs in the First Half of Fiscal 2014 associated with operating additional Tommy Bahama retail stores and restaurants and Lilly Pulitzer stores, (2) $5.3 million of increased incentive compensation in the First Half of Fiscal 2014, primarily reflecting increases in Lilly Pulitzer and Corporate and Other, (3) higher costs to support the growing Tommy Bahama and Lilly Pulitzer businesses, reflecting infrastructure costs added in the last twelve months, (4) a $1.8 million unfavorable SG&A impact resulting from currency translation at Ben Sherman as a result of the stronger pound sterling, which offset actual Ben Sherman SG&A expense reductions, and (5) $0.5 million of additional equity-based compensation in the First Half of Fiscal 2014 primarily resulting from equity awards granted in Fiscal 2014.

SG&A included $1.3 million of amortization of intangible assets in the First Half of Fiscal 2014 compared to $0.8 million in the First Half of Fiscal 2013, with the increase primarily due to the Second Quarter of Fiscal 2013 Tommy Bahama Canada acquisition. We anticipate that amortization of intangible assets for Fiscal 2014 will be approximately $2.5 million, with approximately $1.8 million of the amortization reflecting amortization of the intangible assets acquired as part of the Tommy Bahama Canada acquisition.

Change in fair value of contingent consideration

	First Half of Fiscal 2014	First Half of Fiscal 2013	$ Change	% Change
Change in fair value of contingent consideration	$137	$138	$(1)	NM

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

Royalties and other operating income

	First Half of Fiscal 2014	First Half of Fiscal 2013	$ Change	% Change
Royalties and other operating income	$8,316	$8,436	$(120)	(1.4)%

Royalties and other operating income in the First Half of Fiscal 2014 primarily reflect income received from third parties from the licensing of our Tommy Bahama, Ben Sherman and Lilly Pulitzer brands. The $0.1 million decrease in royalties and other income was primarily due to decreased royalty income for Ben Sherman, partially offset by higher royalty income at Lilly Pulitzer.

Operating income (loss)

	First Half of Fiscal 2014	First Half of Fiscal 2013	$ Change	% Change
Tommy Bahama	$41,620	$45,219	$(3,599)	(8.0)%
Lilly Pulitzer	25,977	20,588	$5,389	26.2%
Lanier Clothes	4,275	4,487	$(212)	(4.7)%
Ben Sherman	(7,803)	(8,665)	$862	9.9%
Corporate and Other	(8,775)	(7,856)	$(919)	(11.7)%
Total operating income	$55,294	$53,773	$1,521	2.8%
LIFO (credit) charge included in Corporate and Other	$(47)	$345
Inventory step-up charge included in Tommy Bahama associated with Tommy Bahama Canada acquisition	$—	$283
Amortization of intangible assets included in Tommy Bahama associated with Tommy Bahama Canada acquisition	$897	$333
Change in fair value of contingent consideration included in Lilly Pulitzer	$137	$138

Operating income, on a consolidated basis, was $55.3 million in the First Half of Fiscal 2014 compared to $53.8 million in the First Half of Fiscal 2013. The 2.8% increase in operating income was primarily due to the higher operating income for Lilly Pulitzer partially offset by lower operating income in Tommy Bahama. Changes in operating income (loss) by operating group are discussed below.

Tommy Bahama:

	First Half of Fiscal 2014	First Half of Fiscal 2013	$ Change	% Change
Net sales	$316,148	$303,646	$12,502	4.1%
Gross margin	61.4%	62.4%
Operating income	$41,620	$45,219	$(3,599)	(8.0)%
Operating income as % of net sales	13.2%	14.9%
Inventory step-up charge included in Tommy Bahama associated with Tommy Bahama Canada acquisition	$—	$283
Amortization of intangible assets included in Tommy Bahama associated with Tommy Bahama Canada acquisition	$897	$333

The decrease in operating income for Tommy Bahama was primarily attributable to an increase in SG&A and a lower gross margin partially offset by the gross profit impact of higher net sales. The higher SG&A reflects (1) $4.0 million of incremental costs incurred as a result of operating additional retail stores during the First Half of Fiscal 2014, (2) higher costs to support the growing Tommy Bahama business and (3) $0.5 million of additional amortization of intangible assets associated with Tommy Bahama Canada.

Lilly Pulitzer:

	First Half of Fiscal 2014	First Half of Fiscal 2013	$ Change	% Change
Net sales	$96,939	$77,613	$19,326	24.9%
Gross margin	66.3%	63.7%
Operating income	$25,977	$20,588	$5,389	26.2%
Operating income as % of net sales	26.8%	26.5%
Change in fair value of contingent consideration included in Lilly Pulitzer	$137	$138

The increase in operating income in Lilly Pulitzer for the First Half of Fiscal 2014 was primarily due to the favorable impact of higher net sales and the higher gross margin. These items were partially offset by increased SG&A. The increased SG&A was primarily associated with (1) $4.6 million of higher accrued incentive compensation, (2) $2.2 million of incremental SG&A associated with the cost of operating additional retail stores and (3) higher SG&A to support the growing business reflecting infrastructure costs added in the last twelve months.

Lanier Clothes:

	First Half of Fiscal 2014	First Half of Fiscal 2013	$ Change	% Change
Net sales	$50,064	$49,575	$489	1.0%
Gross margin	28.7%	28.8%
Operating income	$4,275	$4,487	$(212)	(4.7)%
Operating income as % of net sales	8.5%	9.1%

The decrease in operating income in Lanier Clothes for the First Half of Fiscal 2014 was primarily the result of increased SG&A, reflecting the higher variable costs associated with branded sales.

Ben Sherman:

	First Half of Fiscal 2014	First Half of Fiscal 2013	$ Change	% Change
Net sales	$33,779	$28,511	$5,268	18.5%
Gross margin	47.7%	48.7%
Operating loss	$(7,803)	$(8,665)	$862	9.9%

The improved operating results for Ben Sherman resulted from the higher direct to consumer net sales and reductions in SG&A before the impact of currency translation, partially offset by the lower gross margin and lower royalty and other income. Due to the 10% change in the average exchange rate between the pound sterling and the United States dollar from the First Half of Fiscal 2013, individual line items within the statement of earnings for Ben Sherman were higher than the prior year, even if the amounts in pound sterling may have been comparable between periods. The 10% change in the average exchange rate resulted in a $0.5 million unfavorable foreign currency translation impact on Ben Sherman's operating results between the two periods.

Corporate and Other:

	First Half of Fiscal 2014	First Half of Fiscal 2013	$ Change	% Change
Net sales	$6,965	$9,882	$(2,917)	(29.5)%
Operating loss	$(8,775)	$(7,856)	$(919)	(11.7)%
LIFO (credit) charge included in Corporate and Other	$(47)	$345

The Corporate and Other operating results decreased by $0.9 million from a loss of $7.9 million in the First Half of Fiscal 2013 to a loss of $8.8 million in the First Half of Fiscal 2014. The lower operating results were primarily due to (1) the lower sales and (2) higher Corporate and Other SG&A, including higher incentive compensation. These unfavorable items were partially offset by the $0.4 million favorable LIFO accounting impact between the two periods.

Interest expense, net

	First Half of Fiscal 2014	First Half of Fiscal 2013	$ Change	% Change
Interest expense, net	$1,994	$1,978	$16	0.8%

Interest expense for the First Half of Fiscal 2014 and First Half of Fiscal 2013 were comparable as both average borrowings outstanding and interest rates were comparable for the two periods. We anticipate that interest expense for the full year of Fiscal 2014 will be slightly higher than $4.0 million.

Income taxes

	First Half of Fiscal 2014	First Half of Fiscal 2013	$ Change	% Change
Income taxes	23,262	22,366	$896	4.0%
Effective tax rate	43.6%	43.2%

Income tax expense increased in the First Half of Fiscal 2014 compared to the First Half of Fiscal 2013 reflecting higher earnings and a higher effective tax rate in the First Half of Fiscal 2014. The high effective tax rates for both periods, as compared to a typical statutory tax rate, reflect the unfavorable impact of foreign losses for which we were not able to recognize an income tax benefit. The effective tax rate for the First Half of Fiscal 2013 benefited from the reduction in the enacted tax rate in the United Kingdom, with no such change occurring in Fiscal 2014. We anticipate that our effective tax rate for the full year Fiscal 2014 will be approximately 43%, but that the effective tax rate for each quarter in Fiscal 2014 will vary from this percentage, due to the impact that the foreign losses have on the effective tax rate for the individual quarters. We anticipate that the effective tax rate for future years will be lower than the effective tax rates in Fiscal 2013 and Fiscal 2014 as we expect that our domestic earnings will increase and our foreign losses will decrease in future years, resulting in a higher proportion of domestic income to foreign losses.

Net earnings

	First Half of Fiscal 2014	First Half of Fiscal 2013
Net earnings	$30,038	$29,429
Net earnings per diluted share	$1.83	$1.78
Weighted average shares outstanding - diluted	16,455	16,520

The higher net earnings for the First Half of Fiscal 2014 compared to the First Half of Fiscal 2013 were primarily due to the higher operating income in Lilly Pulitzer, resulting from higher net sales and higher gross margin, partially offset by the lower operating income in Tommy Bahama, driven by higher SG&A and lower gross margins.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Our primary source of revenue and cash flow is the sale and distribution of apparel products through our direct to consumer and wholesale channels of distribution. Our primary uses of cash flow include the acquisition of apparel products in the operation of our business, as well as operating expenses including employee compensation and benefits, occupancy related costs, marketing and advertising costs, other general and administrative expenses and the payment of periodic interest payments related to our financing arrangements. Additionally, we use cash for the funding of capital expenditures, payment of dividends and repayment of indebtedness. As we purchase products for sale prior to selling the products to our customers in both our direct to consumer and wholesale operations, in the ordinary course of business, we maintain certain levels of inventory. We also extend credit to our wholesale customers. Thus, we require a certain amount of working capital to operate our business. If cash inflows are less than cash outflows, we have access to amounts under our U.S. Revolving Credit Agreement and U.K. Revolving Credit Agreement, subject to their terms, each of which is described below. We may seek to finance future capital investment programs through various methods, including, but not limited to, cash flow from operations, borrowings under our current or additional credit facilities, sales of debt or equity securities and cash on hand.

As of August 2, 2014, we had $6.4 million of cash and cash equivalents on hand, with $108.5 million of borrowings outstanding and $124.0 million of availability under our revolving credit agreements. We believe our balance sheet and anticipated positive cash flow from operating activities in the future provide us with ample opportunity to continue to invest in our brands and our direct to consumer initiatives in future periods.

Key Liquidity Measures

($ in thousands)	August 2, 2014	February 1, 2014	August 3, 2013	February 2, 2013
Total current assets	$250,338	$271,032	$216,363	$222,390
Total current liabilities	$131,684	$133,046	$109,159	$124,266
Working capital	$118,654	$137,986	$107,204	$98,124
Working capital ratio	1.90	2.04	1.98	1.79
Debt to total capital ratio	28%	35%	34%	34%

Our working capital ratio is calculated by dividing total current assets by total current liabilities. Current assets increased from August 3, 2013 to August 2, 2014 primarily due to higher inventories partially offset by lower accounts receivables, each as discussed below. Current liabilities increased primarily as a result of (1) the classification of $12.4 million of contingent consideration as a current liability as of August 2, 2014 and (2) higher trade accounts payables, accrued compensation, income tax payable and other accrued expenses and liabilities, partially offset by a reduction in short-term debt. Changes in working capital accounts are discussed below.

For the ratio of debt to total capital, debt is defined as short-term and long-term debt, and total capital is defined as debt plus shareholders’ equity. Debt was $108.5 million at August 2, 2014 and $125.4 million at August 3, 2013, while shareholders’ equity was $285.5 million at August 2, 2014 and $247.3 million at August 3, 2013. The lower debt to total capital ratio at August 2, 2014 as compared to August 3, 2013 was due to the lower debt and higher shareholders' equity at August 2, 2014. The decrease in debt primarily reflects the $63.5 million of cash flows from operating activities for the period from August 3, 2013 through August 2, 2014, partially offset by the following items occurring subsequent to August 3, 2013: (1) $36.9 million of capital expenditures, (2) $12.9 million of dividends paid on our common stock and (3) $2.5 million of payments related to the Lilly Pulitzer contingent consideration arrangement. Shareholders' equity increased from August 3, 2013, primarily as a result of net earnings less dividends paid during that period. Our debt levels and ratio of debt to total capital in future periods may not be comparable to historical amounts as we continue to assess, and possibly make changes to, our capital structure. Changes in our capital structure in the future, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Balance Sheet

The following tables set forth certain information included in our consolidated balance sheets (in thousands). Below each table are explanations for any significant changes in the balances from August 3, 2013 to August 2, 2014.

Current Assets:

	August 2, 2014	February 1, 2014	August 3, 2013	February 2, 2013
Cash and cash equivalents	$6,416	$8,483	$9,705	$7,517
Receivables, net	57,097	75,277	62,082	62,805
Inventories, net	141,335	143,712	101,920	109,605
Prepaid expenses, net	23,379	23,095	21,853	19,511
Deferred tax assets	22,111	20,465	20,803	22,952
Total current assets	$250,338	$271,032	$216,363	$222,390

Cash and cash equivalents as of August 2, 2014 and August 3, 2013 include typical cash amounts maintained on an ongoing basis in our operations, which generally ranges from $5 million to $10 million at any given time. Any excess cash is used to repay amounts outstanding under our revolving credit agreements.

The decrease in receivables, net as of August 2, 2014 was primarily a result of lower wholesale sales in the last two months of the Second Quarter of Fiscal 2014 as compared to the prior year. Inventories, net as of August 2, 2014 increased from August 3, 2013 as a result of increased inventories in each operating group. The higher inventory levels resulted from a variety of factors including (1) inventory to support anticipated future sales growth, including sales at new retail stores and in new geographic markets, (2) the timing of shipments from our suppliers resulting in earlier receipt of certain product and an increase in imports in transit, (3) increases in inventory levels to appropriately support certain replenishment programs and (4) the impact of foreign currency exchange rates on Ben Sherman inventory levels.

The increase in prepaid expenses, net at August 2, 2014 from August 3, 2013 was primarily due to the growth in our business and the timing of payment and recognition of the related expense for certain prepaid items including certain operating expense contracts, rent, commissions and retail packaging supplies. Deferred tax assets increased from August 3, 2013 primarily as a result of the change in timing differences associated with inventory.

Non-current Assets:

	August 2, 2014	February 1, 2014	August 3, 2013	February 2, 2013
Property and equipment, net	$143,974	$141,519	$140,885	$128,882
Intangible assets, net	172,575	173,023	173,250	164,317
Goodwill	17,444	17,399	17,919	17,275
Other non-current assets, net	24,748	24,332	22,892	23,206
Total non-current assets	$358,741	$356,273	$354,946	$333,680

The increase in property and equipment, net at August 2, 2014 from August 3, 2013 reflects capital expenditures in the twelve months ended August 2, 2014 partially offset by depreciation expense subsequent to August 3, 2013. The decrease in intangible assets, net at August 2, 2014 was primarily due to the amortization of intangible assets subsequent to August 3, 2013, partially offset by the impact of foreign currency exchange rates on the Ben Sherman intangible assets. The increase in other non-current assets at August 2, 2014 was primarily due to higher asset balances set aside for potential deferred compensation obligations.

Liabilities:

	August 2, 2014	February 1, 2014	August 3, 2013	February 2, 2013
Total current liabilities	$131,684	$133,046	$109,159	$124,266
Long-term debt	106,516	137,592	119,527	108,552
Non-current contingent consideration	—	12,225	12,088	14,450
Other non-current liabilities	51,831	51,520	48,607	44,572
Non-current deferred income taxes	33,561	32,759	34,674	34,385
Total liabilities	$323,592	$367,142	$324,055	$326,225

Current liabilities at August 2, 2014 increased as compared to August 3, 2013 primarily as a result of (1) $12.4 million of contingent consideration classified as a current liability as of August 2, 2014 with no such amounts classified as a current liability as of August 3, 2013, (2) an increase in accounts payable of $6.2 million primarily reflecting an increase in inventory in transit as of quarter end and the timing of payment of certain operating expenses, (3) an increase in accrued compensation of $6.0 million, primarily reflecting the strong operating results of Lilly Pulitzer resulting in a higher accrued incentive compensation accrual for Lilly Pulitzer and Corporate and Other as of August 2, 2014 compared to August 3, 2013, (4) a $3.6 million increase in other accrued expenses and current liabilities primarily reflecting an increase in deferred revenue associated with gift cards and licensing income, as well as increases in advertising and other operating expense accruals, and (5) a $0.9 million increase in income tax payable. These increases in current liabilities were partially offset by a $3.9 million reduction in short-term debt and the payment of $2.5 million of contingent consideration in the First Quarter of Fiscal 2014.

The decrease in long-term debt at August 2, 2014 compared to August 3, 2013 primarily reflects $63.5 million of cash flows from operations for the period from August 3, 2013 through August 2, 2014, partially offset by the following items occurring subsequent to August 3, 2013: (1) $36.9 million of capital expenditures, (2) $12.9 million of dividends paid on our common stock and (3) $2.5 million of payments related to the Lilly Pulitzer contingent consideration arrangement.

The decrease in non-current contingent consideration from August 3, 2013 was due to all amounts related to the contingent consideration being classified as a current liability as of August 2, 2014, as all amounts are expected to be paid within twelve months of August 2, 2014. Other non-current liabilities increased as of August 2, 2014 compared to August 3, 2013 primarily due to increases in deferred rent liabilities and deferred compensation liabilities. Non-current deferred income taxes decreased from August 3, 2013 to August 2, 2014 primarily as a result of the change in timing differences associated with accrued compensation and deferred rent, partially offset by the impact of intangible asset book to tax differences.

Statement of Cash Flows

The following table sets forth the net cash flows for the First Half of Fiscal 2014 and First Half of Fiscal 2013 (in thousands):

	First Half Fiscal 2014	First Half Fiscal 2013
Net cash provided by operating activities	$59,914	$49,184
Net cash used in investing activities	(19,576)	(43,908)
Net cash used in financing activities	(42,056)	(3,033)
Net change in cash and cash equivalents	$(1,718)	$2,243

Cash and cash equivalents on hand was $6.4 million and $9.7 million at August 2, 2014 and August 3, 2013, respectively. Changes in cash flows in the First Half of Fiscal 2014 and the First Half of Fiscal 2013 related to operating activities, investing activities and financing activities are discussed below.

Operating Activities:

In the First Half of Fiscal 2014 and First Half of Fiscal 2013, operating activities provided $59.9 million and $49.2 million of cash, respectively. The cash flow from operating activities was primarily the result of net earnings for the relevant period adjusted, as applicable, for changes in our working capital accounts and non-cash activities such as depreciation, amortization, stock compensation expense and change in fair value of contingent consideration. The increased cash flow from operating activities for the First Half of Fiscal 2014 was primarily due to more favorable changes in working capital in the First Half of Fiscal 2014 as compared to the First Half of Fiscal 2013. In the First Half of Fiscal 2014, the more significant changes in working capital were a decrease in receivables, net and inventories, net, each of which increased cash flow from operations, and a decrease in current liabilities which decreased cash flow from operations. In the First Half of Fiscal 2013, the more significant changes in working capital were a decrease in inventories, net and an increase in other non-current liabilities, each of which increased cash flow from operations, and a decrease in current liabilities and an increase in prepaid expenses, each of which reduced cash flow from operations. The First Half of Fiscal 2013 cash flow from operations was also negatively impacted by excess tax benefits related to equity-based compensation. The changes in working capital accounts are impacted significantly by seasonality and not necessarily indicative of changes in working capital accounts anticipated on an annual basis.

Investing Activities:

During the First Half of Fiscal 2014 and First Half of Fiscal 2013, investing activities used $19.6 million and $43.9 million of cash, respectively. During the First Half of Fiscal 2014 and First Half of Fiscal 2013, $19.6 million and $26.0 million, respectively, of cash flows used in investing activities were for capital expenditures, which primarily related to costs associated with new retail stores and restaurants, remodeling retail stores and restaurants, information technology initiatives, including e-commerce capabilities, and facility enhancements. Additionally, the cash flow used in investing activities in the First Half of Fiscal 2013 included $17.9 million related to our May 2013 acquisition of the Tommy Bahama business in Canada from our former licensee.

Financing Activities:

During the First Half of Fiscal 2014 and First Half of Fiscal 2013, financing activities used $42.1 million and $3.0 million of cash, respectively. In the First Half of Fiscal 2014, we decreased debt by $33.2 million based on our cash flow from operating activities exceeding our cash needs for investing activities and financing activities. In the First Half of Fiscal 2013, we increased debt by $9.2 million based on our cash flow needs to fund operating activities, investing activities and financing activities.

Financing activities in the First Half of Fiscal 2013 also included the repurchase of common stock which primarily resulted from the vesting of restricted stock awards that were returned by employees to satisfy employee income tax obligations, while the proceeds from issuance of common stock was primarily due to the excess tax benefit associated with the vesting of the restricted stock awards. We paid dividends of $6.9 million and $6.0 million during the First Half of Fiscal 2014 and First Half of Fiscal 2013, respectively.

Liquidity and Capital Resources

The table below sets forth amounts outstanding under our financing arrangements (in thousands) as of August 2, 2014:

$235 million U.S. Secured Revolving Credit Facility (“U.S. Revolving Credit Agreement”)	$106,516
£7 million Senior Secured Revolving Credit Facility (“U.K. Revolving Credit Agreement”)	1,963
Total debt	108,479
Less: short-term debt	1,963
Long-term debt	$106,516

The U.S. Revolving Credit Agreement generally (i) is limited to a borrowing base consisting of specified percentages of eligible categories of assets, (ii) accrues variable-rate interest (weighted average borrowing rate of 2.1% as of August 2, 2014), unused line fees and letter of credit fees based upon a pricing grid which is tied to average unused availability and/or utilization, (iii) requires periodic interest payments with principal due at maturity (November 2018) and (iv) is generally secured by a first priority security interest in the accounts receivable, inventory, general intangibles and eligible trademarks, investment property (including the equity interests of certain subsidiaries), deposit accounts, inter-company obligations, equipment, goods, documents, contracts, books and records and other personal property of Oxford Industries, Inc. and substantially all of its domestic subsidiaries.

The U.K. Revolving Credit Agreement generally (i) accrues interest at the bank’s base rate plus an applicable margin (4.0% as of August 2, 2014), (ii) requires interest payments monthly with principal payable on demand and (iii) is collateralized by substantially all of the assets of our United Kingdom Ben Sherman subsidiaries.

To the extent cash flow needs exceed cash flow provided by our operations we will have access, subject to their terms, to our lines of credit to provide funding for operating activities, capital expenditures and acquisitions, if any. Our credit facilities are also used to finance trade letters of credit for product purchases, which reduce the amounts available under our lines of credit when issued. As of August 2, 2014, $9.4 million of trade letters of credit and other limitations on availability in the aggregate were outstanding against our credit facilities. After considering these limitations and the amount of eligible assets in our borrowing base, as applicable, as of August 2, 2014, we had $118.4 million and $5.7 million in unused availability under the U.S. Revolving Credit Agreement and the U.K. Revolving Credit Agreement, respectively, subject to the respective limitations on borrowings.

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

We believe that the affirmative covenants, negative covenants, financial covenants and other restrictions under our credit facilities are customary for those included in similar facilities entered into at the time we entered into our agreements. During the First Half of Fiscal 2014 and as of August 2, 2014, no financial covenant testing was required pursuant to our U.S. Revolving Credit Agreement as the minimum availability threshold was met at all times. As of August 2, 2014, we were compliant with all covenants related to our credit facilities.

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

Our contractual obligations as of August 2, 2014 have not changed materially from the contractual obligations outstanding at February 1, 2014, as disclosed in our Annual Report on Form 10-K for Fiscal 2013 filed with the SEC, other than changes in the amounts outstanding under our revolving credit agreements, as discussed above.

Our anticipated capital expenditures for Fiscal 2014, including the $19.6 million incurred in the First Half of Fiscal 2014, are expected to be approximately $55 million compared to $43.4 million for the full year of Fiscal 2013. These expenditures consist primarily of costs associated with new retail stores and restaurants, remodeling retail stores and restaurants, information technology initiatives, including e-commerce capabilities, and facility enhancements.

Off Balance Sheet Arrangements

We have not entered into agreements which meet the SEC’s definition of an off balance sheet financing arrangement, other than operating leases, and have made no financial commitments to or guarantees with respect to any unconsolidated subsidiaries or special purpose entities.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. On an ongoing basis, we evaluate our estimates, including those related to receivables, inventories, goodwill, intangible assets, income taxes, contingencies and other accrued expenses. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that we have appropriately applied our critical accounting policies. However, in the event that inappropriate assumptions or methods were used relating to our critical accounting policies, our consolidated statements of earnings could be misstated. Our critical accounting policies and estimates are discussed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for Fiscal 2013. There have not been any significant changes to the application of our critical accounting policies and estimates during the First Half of Fiscal 2014.

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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain interest rate, foreign currency, commodity and inflation risks as discussed in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for Fiscal 2013. There have not been any significant changes in our exposure to these risks during the First Half of Fiscal 2014.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the Second Quarter of Fiscal 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)         During the Second Quarter of Fiscal 2014, we did not make any unregistered sales of our equity securities.

(c)          We have certain stock incentive plans as described in Note 7 to our consolidated financial statements included in our Annual Report on Form 10-K for Fiscal 2013, all of which are publicly announced plans. Under the plans, we can repurchase shares from employees to cover employee tax liabilities related to the vesting of equity awards. During the Second Quarter of Fiscal 2014, no shares were purchased by us pursuant to these plans.

In Fiscal 2012, our Board of Directors authorized us to spend up to $50 million to repurchase shares of our stock. This authorization superseded and replaced all previous authorizations to repurchase shares of our stock and has no automatic expiration. As of August 2, 2014, no shares of our stock had been repurchased pursuant to this authorization.

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
10.1
Amended and Restated Long-Term Stock Incentive Plan, effective as of March 25, 2014. Incorporated by reference to Appendix A to the Company's Proxy Statement for its Annual Meeting of Shareholders held June 18, 2014, filed on May 16, 2014.

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

September 10, 2014	OXFORD INDUSTRIES, INC.
(Registrant)

/s/ K. Scott Grassmyer
K. Scott Grassmyer
Executive Vice President - Finance, Chief Financial Officer and Controller
(Authorized Signatory)