Form 10-Q
period 2014-11-01
OXFORD INDUSTRIES INC
filed 2014-12-11
CIK 75288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 1, 2014

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of shares outstanding
Title of each class	as of December 5, 2014
Common Stock, $1 par value	16,473,094

OXFORD INDUSTRIES, INC.
INDEX TO FORM 10-Q
For the Third Quarter of Fiscal 2014

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

Our SEC filings and public announcements may include forward-looking statements about future events. Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “will” and similar expressions identify forward-looking statements, which generally are not historical in nature. We intend for all forward-looking statements contained herein, in our press releases or on our website, and all subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf, to be covered by the safe harbor provisions for forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (which Sections were adopted as part of the Private Securities Litigation Reform Act of 1995). Important assumptions relating to these forward-looking statements include, among others, assumptions regarding the impact of economic conditions on consumer demand and spending, particularly in light of general economic uncertainty that continues to prevail, demand for our products, timing of shipments requested by our wholesale customers, labor disputes at key shipping ports, expected pricing levels, competitive conditions, retention of and disciplined execution by key management, the timing and cost of store openings and of planned capital expenditures, weather, costs of products as well as the raw materials used in those products, costs of labor, acquisition and disposition activities, expected outcomes of pending or potential litigation and regulatory actions, access to capital and/or credit markets and the impact of foreign losses on our effective tax rate. Forward-looking statements reflect our current expectations, based on currently available information, and are not guarantees of performance. Although we believe that the expectations reflected in such forward-looking statements are reasonable, these expectations could prove inaccurate as such statements involve risks and uncertainties, many of which are beyond our ability to control or predict. Should one or more of these risks or uncertainties, or other risks or uncertainties not currently known to us or that we currently deem to be immaterial, materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Important factors relating to these risks and uncertainties include, but are not limited to, those described in Part I, Item 1A. Risk Factors contained in our Annual Report on Form 10-K for Fiscal 2013, as updated by Part II, Item 1A. Risk Factors in this report and those described from time to time in our future reports filed with the SEC. We caution that one should not place undue reliance on forward-looking statements, which speak only as of the date on which they are made. We disclaim any intention, obligation or duty to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

Fiscal 2015	52 weeks ending January 30, 2016
Fiscal 2014	52 weeks ending January 31, 2015
Fiscal 2013	52 weeks ended February 1, 2014
Fourth Quarter Fiscal 2014	13 weeks ending January 31, 2015
Third Quarter Fiscal 2014	13 weeks ended November 1, 2014
Second Quarter Fiscal 2014	13 weeks ended August 2, 2014
First Quarter Fiscal 2014	13 weeks ended May 3, 2014
Fourth Quarter Fiscal 2013	13 weeks ended February 1, 2014
Third Quarter Fiscal 2013	13 weeks ended November 2, 2013
Second Quarter Fiscal 2013	13 weeks ended August 3, 2013
First Quarter Fiscal 2013	13 weeks ended May 4, 2013
First Nine Months Fiscal 2014	39 weeks ended November 1, 2014
First Nine Months Fiscal 2013	39 weeks ended November 2, 2013

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OXFORD INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except par amounts)

	November 1, 2014	February 1, 2014	November 2, 2013
ASSETS
Current Assets:
Cash and cash equivalents	$6,275	$8,483	$9,310
Receivables, net	80,185	75,277	71,205
Inventories, net	145,790	143,712	123,987
Prepaid expenses, net	28,475	23,095	27,280
Deferred tax assets	21,855	20,465	20,104
Total current assets	282,580	271,032	251,886
Property and equipment, net	151,509	141,519	143,710
Intangible assets, net	170,493	173,023	174,643
Goodwill	17,401	17,399	17,205
Other non-current assets, net	23,711	24,332	23,508
Total Assets	$645,694	$627,305	$610,952
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$66,008	$75,527	$56,692
Accrued compensation	23,280	18,412	14,864
Income tax payable	—	6,584	—
Other accrued expenses and liabilities	26,464	26,030	25,445
Contingent consideration	12,431	2,500	2,500
Short-term debt	4,043	3,993	2,307
Total current liabilities	132,226	133,046	101,808
Long-term debt	143,516	137,592	164,414
Non-current contingent consideration	—	12,225	12,156
Other non-current liabilities	55,678	51,520	49,926
Non-current deferred income taxes	33,405	32,759	35,652
Commitments and contingencies
Shareholders’ Equity:
Common stock, $1.00 par value per share	16,473	16,416	16,410
Additional paid-in capital	117,622	114,021	113,578
Retained earnings	172,907	153,344	141,337
Accumulated other comprehensive loss	(26,133)	(23,618)	(24,329)
Total shareholders’ equity	280,869	260,163	246,996
Total Liabilities and Shareholders’ Equity	$645,694	$627,305	$610,952

See accompanying notes.

OXFORD INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share amounts)

	Third Quarter Fiscal 2014	Third Quarter Fiscal 2013	First Nine Months Fiscal 2014	First Nine Months Fiscal 2013
Net sales	$219,457	$197,506	$723,352	$666,733
Cost of goods sold	106,511	92,721	317,663	291,024
Gross profit	112,946	104,785	405,689	375,709
SG&A	114,991	104,434	360,619	329,883
Change in fair value of contingent consideration	69	68	206	206
Royalties and other operating income	4,720	4,268	13,036	12,704
Operating income	2,606	4,551	57,900	58,324
Interest expense, net	788	1,195	2,782	3,173
Net earnings before income taxes	1,818	3,356	55,118	55,151
Income taxes	1,892	2,467	25,154	24,833
Net (loss) earnings	$(74)	$889	$29,964	$30,318
Net (loss) earnings per share:
Basic	$—	$0.05	$1.82	$1.84
Diluted	$—	$0.05	$1.82	$1.84
Weighted average shares outstanding:
Basic	16,435	16,406	16,426	16,463
Diluted	16,435	16,435	16,461	16,492
Dividends declared per share	$0.21	$0.18	$0.63	$0.54

See accompanying notes.

OXFORD INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(in thousands)

	Third Quarter Fiscal 2014	Third Quarter Fiscal 2013	First Nine Months Fiscal 2014	First Nine Months Fiscal 2013
Net (loss) earnings	$(74)	$889	$29,964	$30,318
Other comprehensive (loss) income, net of taxes:
Foreign currency translation (loss) gain	(3,066)	1,266	(2,957)	(96)
Net unrealized gain on cash flow hedges	634	3	442	352
Total other comprehensive (loss) income, net of taxes	(2,432)	1,269	(2,515)	256
Comprehensive (loss) income	$(2,506)	$2,158	$27,449	$30,574

See accompanying notes.

OXFORD INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	First Nine Months Fiscal 2014	First Nine Months Fiscal 2013
Cash Flows From Operating Activities:
Net earnings	$29,964	$30,318
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation	25,881	23,426
Amortization of intangible assets	1,883	1,295
Change in fair value of contingent consideration	206	206
Amortization of deferred financing costs	288	323
Equity compensation expense	2,848	1,550
Deferred income taxes	(630)	4,078
Excess tax benefits related to equity-based compensation	—	(6,100)
Changes in working capital, net of acquisitions and dispositions:
Receivables, net	(5,377)	(8,377)
Inventories, net	(2,920)	(10,036)
Prepaid expenses, net	(5,624)	(7,471)
Current liabilities	(10,084)	(12,729)
Other non-current assets, net	195	(584)
Other non-current liabilities	4,051	5,356
Net cash provided by operating activities	40,681	21,255
Cash Flows From Investing Activities:
Acquisitions, net of cash acquired	—	(17,888)
Purchases of property and equipment	(36,549)	(36,743)
Net cash used in investing activities	(36,549)	(54,631)
Cash Flows From Financing Activities:
Repayment of revolving credit arrangements	(244,242)	(226,182)
Proceeds from revolving credit arrangements	250,338	276,496
Payment of contingent consideration	(2,500)	—
Proceeds from issuance of common stock, including excess tax benefits	812	7,176
Repurchase of equity awards for employee tax withholding liabilities	—	(13,200)
Dividends paid	(10,399)	(8,949)
Net cash (used in) provided by financing activities	(5,991)	35,341
Net change in cash and cash equivalents	(1,859)	1,965
Effect of foreign currency translation on cash and cash equivalents	(349)	(172)
Cash and cash equivalents at the beginning of year	8,483	7,517
Cash and cash equivalents at the end of the period	$6,275	$9,310
Supplemental disclosure of cash flow information:
Cash paid for interest, net	$2,537	$2,768
Cash paid for income taxes	$37,658	$16,424

See accompanying notes.

OXFORD INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
THIRD QUARTER OF FISCAL 2014

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

2.	Inventories: The components of inventories as of the dates specified are summarized in the following table (in thousands):

	November 1, 2014	February 1, 2014	November 2, 2013
Finished goods	$196,433	$187,689	$170,100
Work in process	3,415	9,606	7,366
Fabric, trim and supplies	2,607	3,082	2,968
LIFO reserve	(56,665)	(56,665)	(56,447)
Total	$145,790	$143,712	$123,987

LIFO accounting adjustments, which we consider to include changes in the LIFO reserve as well as the impact of changes in inventory reserves related to lower of cost or market adjustments that do not exceed the LIFO reserve, were a credit of $0.4 million in the Third Quarter of Fiscal 2014, a credit of $0.2 million in the Third Quarter of Fiscal 2013, a credit of $0.5 million in the First Nine Months of Fiscal 2014 and a charge of $0.1 million in the First Nine Months of Fiscal 2013, respectively.

3.
Operating Group Information:   Our business is primarily operated through four operating groups: Tommy Bahama, Lilly Pulitzer, Lanier Clothes and Ben Sherman, each of which is described in our Annual Report on Form 10-K for Fiscal 2013. We identify our operating groups based on the way our management organizes the components of our business for purposes of allocating resources and assessing performance. Our operating group structure reflects a brand-focused management approach, emphasizing operational coordination and resource allocation across each brands' direct to consumer, wholesale and licensing operations. The tables below present certain information (in thousands) about our operating groups, as well as Corporate and Other, which is a reconciling category for reporting purposes.

	Third Quarter Fiscal 2014	Third Quarter Fiscal 2013	First Nine Months Fiscal 2014	First Nine Months Fiscal 2013
Net sales
Tommy Bahama	$125,387	$113,528	$441,535	$417,174
Lilly Pulitzer	36,045	30,326	132,984	107,939
Lanier Clothes	35,886	30,144	85,950	79,719
Ben Sherman	18,279	18,627	52,058	47,138
Corporate and Other	3,860	4,881	10,825	14,763
Total net sales	$219,457	$197,506	$723,352	$666,733

Depreciation and amortization
Tommy Bahama	$6,768	$6,449	$20,190	$17,929
Lilly Pulitzer	1,167	1,013	3,317	2,409
Lanier Clothes	106	79	240	275
Ben Sherman	783	812	2,259	2,298
Corporate and Other	500	610	1,758	1,810
Total depreciation and amortization	$9,324	$8,963	$27,764	$24,721

Operating income (loss)
Tommy Bahama	$374	$971	$41,994	$46,190
Lilly Pulitzer	4,131	3,947	30,108	24,535
Lanier Clothes	3,417	3,414	7,692	7,901
Ben Sherman	(2,168)	(1,873)	(9,971)	(10,538)
Corporate and Other	(3,148)	(1,908)	(11,923)	(9,764)
Total operating income	$2,606	$4,551	$57,900	$58,324
Interest expense, net	788	1,195	2,782	3,173
Net earnings before income taxes	$1,818	$3,356	$55,118	$55,151

4.
Income Taxes: Income taxes reflects effective tax rates of 104.1%, 73.5%, 45.6% and 45.0% for the Third Quarter of Fiscal 2014, Third Quarter of Fiscal 2013, First Nine Months of Fiscal 2014 and First Nine Months of Fiscal 2013, respectively. The effective tax rate for each period was unfavorably impacted by our inability to recognize a tax benefit for losses in foreign jurisdictions, particularly in the third quarter which is a low earnings quarter. In the First Nine Months of Fiscal 2013, the unfavorable impact of the foreign losses on the effective tax rate was partially offset by a reduction in the enacted tax rate in the United Kingdom during the Second Quarter of Fiscal 2013 with no such reduction in the First Nine Months of Fiscal 2014.

5.
Accumulated Other Comprehensive Loss: The following tables detail the changes in our accumulated other comprehensive loss by component (in thousands), net of related income taxes, for the periods specified:

Third Quarter Fiscal 2014	Foreign currency translation gain (loss)	Net unrealized gain (loss) on cash flow hedges	Accumulated other comprehensive income (loss)
Beginning balance	$(23,174)	$(527)	$(23,701)
Other comprehensive (loss) income before reclassifications	(3,066)	746	(2,320)
Amounts reclassified from accumulated other comprehensive income (loss) for gain realized	—	(112)	(112)
Total other comprehensive (loss) income, net of taxes	(3,066)	634	(2,432)
Ending balance	$(26,240)	$107	$(26,133)

Third Quarter Fiscal 2013	Foreign currency translation gain (loss)	Net unrealized gain (loss) on cash flow hedges	Accumulated other comprehensive income (loss)
Beginning balance	$(25,348)	$(250)	$(25,598)
Other comprehensive income before reclassifications	1,266	36	1,302
Amounts reclassified from accumulated other comprehensive income (loss) for gain realized	—	(33)	(33)
Total other comprehensive income, net of taxes	1,266	3	1,269
Ending balance	$(24,082)	$(247)	$(24,329)

First Nine Months Fiscal 2014	Foreign currency translation gain (loss)	Net unrealized gain (loss) on cash flow hedges	Accumulated other comprehensive income (loss)
Beginning balance	$(23,283)	$(335)	$(23,618)
Other comprehensive (loss) income before reclassifications	(2,957)	561	(2,396)
Amounts reclassified from accumulated other comprehensive income (loss) for gain realized	—	(119)	(119)
Total other comprehensive (loss) income, net of taxes	(2,957)	442	(2,515)
Ending balance	$(26,240)	$107	$(26,133)

First Nine Months Fiscal 2013	Foreign currency translation gain (loss)	Net unrealized gain (loss) on cash flow hedges	Accumulated other comprehensive income (loss)
Beginning balance	$(23,986)	$(599)	$(24,585)
Other comprehensive (loss) income before reclassifications	(96)	407	311
Amounts reclassified from accumulated other comprehensive income (loss) for gain realized	—	(55)	(55)
Total other comprehensive (loss) income, net of taxes	(96)	352	256
Ending balance	$(24,082)	$(247)	$(24,329)

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

OVERVIEW

Our business primarily operates through our four operating groups: Tommy Bahama, Lilly Pulitzer, Lanier Clothes and Ben Sherman. We identify our operating groups based on the way our management organizes the components of our business for purposes of allocating resources and assessing performance. Our operating group structure reflects a brand-focused management approach, emphasizing operational coordination and resource allocation across each brands' direct to consumer, wholesale and licensing operations. For a description of each of our operating groups, see Part I, Item 1. Business in our Annual Report on Form 10-K for Fiscal 2013.

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

We operate in highly competitive domestic and international markets in which numerous U.S.-based and foreign apparel firms compete. No single apparel firm or small group of apparel firms dominates the apparel industry and our competitors vary by operating group and distribution channel. We believe that the principal competitive factors in the apparel industry are the reputation, value and image of brand names; design; consumer preference; price; quality; marketing; and customer service. We believe that our ability to compete successfully in styling and marketing is directly related to our proficiency in foreseeing changes and trends in fashion and consumer preference, and presenting appealing products for consumers. In some instances, a retailer that is our customer may compete with us by offering certain of its own competing products in its own retail stores. Additionally, the apparel industry is cyclical and dependent upon the overall level of discretionary consumer spending, which changes as regional, domestic and international economic conditions change. Often, negative economic conditions have a longer and more severe impact on the apparel industry than these conditions have on other industries.

We believe the global economic conditions and resulting economic uncertainty that have prevailed in recent years continue to impact each of our operating groups, and the apparel industry as a whole. Although some signs of economic improvements exist, the apparel retail environment remains very promotional and economic uncertainty remains. We anticipate that sales of our products may continue to be impacted negatively as long as there is an elevated level of economic uncertainty in the geographies in which we operate. Additionally, we have been impacted in recent years by pricing pressures on raw materials, fuel, transportation, labor and other costs necessary for the production and sourcing of apparel products.

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

We continue to believe that it is important to maintain a strong balance sheet and liquidity. We believe that positive cash flow from operations coupled with the strength of our balance sheet and liquidity will provide us with sufficient resources to fund future investments in our lifestyle brands. We believe that we have significant opportunities to appropriately deploy our capital and resources in our existing lifestyle brands; however, in the future, we may add additional lifestyle brands to our portfolio, if we identify appropriate targets which meet our investment criteria.
The following table sets forth our consolidated operating results (in thousands, except per share amounts) for the First Nine Months of Fiscal 2014 compared to the First Nine Months of Fiscal 2013:

	First Nine Months of Fiscal 2014	First Nine Months of Fiscal 2013
Net sales	$723,352	$666,733
Operating income	$57,900	$58,324
Net earnings	$29,964	$30,318
Net earnings per diluted share	$1.82	$1.84

The primary reasons for the lower net earnings in the First Nine Months of Fiscal 2014 were:

•Lower operating income in Tommy Bahama reflecting higher SG&A and lower gross margin partially offset by the impact of higher sales;
•A larger operating loss in Corporate and Other primarily due to lower sales and increased SG&A;
•Lower operating income in Lanier Clothes resulting from lower gross margins; and
•Increased income taxes attributable to a higher effective tax rate.

These unfavorable items were partially offset by:

•Higher operating income in Lilly Pulitzer reflecting higher sales, gross margins and SG&A;
•Improved operating results in Ben Sherman primarily due to higher sales; and
•Lower interest expense.

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

RESULTS OF OPERATIONS

THIRD QUARTER OF FISCAL 2014 COMPARED TO THIRD QUARTER OF FISCAL 2013

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

	Third Quarter Fiscal 2014		Third Quarter Fiscal 2013		$ Change	% Change
Net sales	$219,457	100.0%	$197,506	100.0%	$21,951	11.1%
Cost of goods sold	106,511	48.5%	92,721	46.9%	13,790	14.9%
Gross profit	112,946	51.5%	104,785	53.1%	8,161	7.8%
SG&A	114,991	52.4%	104,434	52.9%	10,557	10.1%
Change in fair value of contingent consideration	69	—%	68	—%	1	NM
Royalties and other operating income	4,720	2.2%	4,268	2.2%	452	10.6%
Operating income	2,606	1.2%	4,551	2.3%	(1,945)	(42.7)%
Interest expense, net	788	0.4%	1,195	0.6%	(407)	(34.1)%
Net earnings before income taxes	1,818	0.8%	3,356	1.7%	(1,538)	(45.8)%
Income taxes	1,892	0.9%	2,467	1.2%	(575)	(23.3)%
Net (loss) earnings	$(74)	—%	$889	0.5%	$(963)	(108.3)%

The discussion and tables below compare certain line items included in our statements of operations for the Third Quarter of Fiscal 2014 to the Third Quarter of Fiscal 2013. Each dollar and percentage change provided reflects the change between these periods unless indicated otherwise. Each dollar and share amount included in the tables is in thousands except for per share amounts. Individual line items of our consolidated statements of operations may not be directly comparable to those of our competitors, as classification of certain expenses may vary by company.

Net Sales

	Third Quarter Fiscal 2014	Third Quarter Fiscal 2013	$ Change	% Change
Tommy Bahama	$125,387	$113,528	$11,859	10.4%
Lilly Pulitzer	36,045	30,326	5,719	18.9%
Lanier Clothes	35,886	30,144	5,742	19.0%
Ben Sherman	18,279	18,627	(348)	(1.9)%
Corporate and Other	3,860	4,881	(1,021)	(20.9)%
Total net sales	$219,457	$197,506	$21,951	11.1%

Consolidated net sales increased $22.0 million, or 11.1%, in the Third Quarter of Fiscal 2014 compared to the Third Quarter of Fiscal 2013 reflecting net sales changes in each operating group, as discussed below. The following table presents the proportion of our consolidated net sales by distribution channel for each period presented:

	Third Quarter Fiscal 2014	Third Quarter Fiscal 2013
Full-price retail stores and outlets	34%	36%
E-commerce	14%	11%
Restaurant	6%	6%
Wholesale	46%	47%
Total	100%	100%

Tommy Bahama:

The Tommy Bahama net sales increase of $11.9 million, or 10.4%, was primarily driven by (1) a $4.7 million increase in wholesale sales reflecting higher full-price sales as well as off-price sales to liquidate certain spring inventory, (2) $3.6 million of sales associated with an e-commerce flash clearance sale in the Third Quarter of Fiscal 2014 with no such sales in the Third Quarter of Fiscal 2013, (3) an incremental net sales increase of $2.6 million associated with the operation of additional full-price retail and outlet stores, (4) a $1.0 million, or 2%, increase in comparable store sales, which includes full-price retail stores and full-price e-commerce sales, to $46.5 million in the Third Quarter of Fiscal 2014 from $45.5 million in the Third Quarter of Fiscal 2013 and (5) a $0.6 million increase in restaurant sales. These increases in net sales were partially offset by a $0.7 million decrease in net sales in outlet stores which were operated during all of Fiscal 2013 and Fiscal 2014.

As of November 1, 2014, we operated 150 Tommy Bahama stores globally, consisting of 96 full-price retail stores, 14 restaurant-retail locations and 40 outlet stores. Subsequent to November 1, 2014, we opened five domestic retail stores, one domestic retail-restaurant location and one international retail location. As of November 2, 2013 we operated 137 Tommy Bahama stores consisting of 90 full-price retail stores, 14 restaurant-retail locations and 33 outlet stores. The following table presents the proportion of net sales by distribution channel for Tommy Bahama for each period presented:

	Third Quarter Fiscal 2014	Third Quarter Fiscal 2013
Full-price retail stores and outlets	47%	50%
E-commerce	11%	8%
Restaurant	10%	11%
Wholesale	32%	31%
Total	100%	100%

Lilly Pulitzer:

The Lilly Pulitzer net sales increase of $5.7 million, or 18.9%, reflects (1) an increase in e-commerce flash clearance sales of $4.2 million to $11.8 million in the Third Quarter of Fiscal 2014, (2) an incremental net sales increase of $1.3 million associated with retail stores opened in Fiscal 2013 and Fiscal 2014 and (3) a $0.7 million, or 7%, increase in comparable store sales to $10.9 million in the Third Quarter of Fiscal 2014 compared to $10.2 million in the Third Quarter of Fiscal 2013. These increases in net sales were partially offset by a $0.5 million reduction in wholesale sales during the Third Quarter of Fiscal 2014, with the majority of that decrease reflecting less off-price sales in the Third Quarter of Fiscal 2014. As of November 1, 2014, we operated 28 Lilly Pulitzer retail stores compared to 22 retail stores as of November 2, 2013. The following table presents the proportion of net sales by distribution channel for Lilly Pulitzer for each period presented:

	Third Quarter Fiscal 2014	Third Quarter Fiscal 2013
Full-price retail stores	26%	26%
E-commerce	44%	37%
Wholesale	30%	37%
Total	100%	100%

Lanier Clothes:

The increase in net sales for Lanier Clothes of $5.7 million, or 19.0%, was due to an $11.1 million increase in net sales in the private label business partially offset by a $5.3 million decrease in net sales in the branded business. The increase in the private label business was driven by a pants program for a warehouse club customer, which began in the Fourth Quarter of Fiscal 2013, and offset decreases in other private label programs. The decrease in net sales in the branded business and other private label programs was primarily due to lower volume and the exit from some seasonal and replenishment programs.

Ben Sherman:

Net sales for Ben Sherman decreased by $0.3 million, or 1.9%, in the Third Quarter of Fiscal 2014 compared to the Third Quarter of Fiscal 2013, reflecting (1) a $0.8 million decrease in wholesale sales and (2) a $0.3 million net unfavorable impact on net sales of stores closed or opened since the start of Fiscal 2013. These decreases were partially offset by (1) an increase of $0.6 million resulting from the translation impact of a change in the average exchange rate between the British pound sterling and the United States dollar reflecting a 4% stronger pound sterling in the Third Quarter of Fiscal 2014 and (2) a $0.2 million increase, in the aggregate, in outlet store, concession and comparable full-price store net sales. As of November 1, 2014 and November 2, 2013, we operated 17 Ben Sherman retail stores, consisting of 11 full-price retail stores and six outlet stores. The following table presents the proportion of net sales by distribution channel for Ben Sherman for each period presented:

	Third Quarter Fiscal 2014	Third Quarter Fiscal 2013
Wholesale	59%	61%
Direct to consumer	41%	39%
Total	100%	100%

Corporate and Other:

Corporate and Other net sales in each period primarily consist of the net sales of our Oxford Golf business and our Lyons, Georgia distribution center as well as the impact of the elimination of inter-company sales between operating groups. The decrease in sales in the Third Quarter of Fiscal 2014 was primarily due to a reduction in Oxford Golf's private label sales.

Gross Profit

The table below presents gross profit by operating group and in total for the Third Quarter of Fiscal 2014 and the Third Quarter of Fiscal 2013 as well as the change between those two periods. Our gross profit and gross margin, which is calculated as gross profit divided by net sales, may not be directly comparable to those of our competitors, as statement of operations classification of certain expenses may vary by company.

	Third Quarter Fiscal 2014	Third Quarter Fiscal 2013	$ Change	% Change
Tommy Bahama	$72,779	$67,726	$5,053	7.5%
Lilly Pulitzer	20,850	17,444	3,406	19.5%
Lanier Clothes	8,572	8,513	59	0.7%
Ben Sherman	9,081	9,078	3	—%
Corporate and Other	1,664	2,024	(360)	(17.8)%
Total gross profit	$112,946	$104,785	$8,161	7.8%
LIFO credit included in Corporate and Other	$(426)	$(210)
Inventory step-up charge included in Tommy Bahama associated with Tommy Bahama Canada acquisition	$—	$424

The increase in consolidated gross profit was primarily driven by higher net sales, as discussed above. In addition to the impact of the changes in net sales, gross profit on a consolidated basis and for each operating group was impacted by the change in sales mix and changes in gross margin within each operating group, as discussed below. The table below presents gross margin by operating group and in total for the Third Quarter of Fiscal 2014 and Third Quarter of Fiscal 2013.

	Third Quarter Fiscal 2014	Third Quarter Fiscal 2013
Tommy Bahama	58.0%	59.7%
Lilly Pulitzer	57.8%	57.5%
Lanier Clothes	23.9%	28.2%
Ben Sherman	49.7%	48.7%
Corporate and Other	NM	NM
Consolidated gross margin	51.5%	53.1%

On a consolidated basis, gross margin decreased from the Third Quarter of Fiscal 2013, primarily as a result of (1) a lower gross margin in Tommy Bahama, (2) a lower gross margin in Lanier Clothes and (3) Lanier Clothes representing a greater proportion of consolidated net sales. These unfavorable items were partially offset by (1) improved gross margin in Lilly Pulitzer and Ben Sherman, (2) the Third Quarter of Fiscal 2013 including a $0.4 million inventory step-up charge associated with the Tommy Bahama Canada acquisition and (3) a $0.2 million net favorable LIFO accounting impact in the Third Quarter of Fiscal 2014 as compared to the Third Quarter of Fiscal 2013.

Tommy Bahama:

The lower gross margin at Tommy Bahama primarily reflected a change in sales mix with wholesale sales, e-commerce flash clearance sales and outlet store sales representing a greater proportion of Tommy Bahama's net sales and lower gross margins in the direct to consumer and wholesale channels of distribution. The lower gross margin in the direct to consumer channel of distribution primarily resulted from (1) outlet stores representing a greater proportion of direct to consumer retail sales, (2) more in-store discounts in our outlet stores to move excess spring inventory and drive traffic and (3) the gross margin impact of the e-commerce flash clearance sales, which generally have lower gross margins than full-price e-commerce sales. The decrease in wholesale gross margin was primarily due to greater discounts on certain wholesale sales. The impact of these items was partially offset by the favorable impact of the Third Quarter of Fiscal 2013 including a $0.4 million inventory step-up charge associated with the Tommy Bahama Canada acquisition and no inventory step-up charge in the Third Quarter of Fiscal 2014.

Lilly Pulitzer:

The increase in gross margin for Lilly Pulitzer was primarily driven by (1) a change in sales mix toward the direct to consumer channel of distribution, which typically has higher gross margins than the wholesale channel of distribution and (2) higher gross margin in the direct to consumer channel of distribution business. These favorable items were partially offset by the gross margin impact of a larger e-commerce flash clearance sale in Fiscal 2014 compared to the prior year.

Lanier Clothes:

The decrease in gross margin for Lanier Clothes was primarily due to a change in sales mix with private label programs representing a greater proportion of net sales of Lanier Clothes. Private label programs, including the warehouse club pants program, generally have lower gross margins than branded product programs.

Ben Sherman:

The increase in gross margin at Ben Sherman reflects a higher proportion of direct to consumer sales and less inventory markdown charges in the Third Quarter of Fiscal 2014.

Corporate and Other:

The gross profit in Corporate and Other in each period primarily reflects (1) the gross profit of our Oxford Golf and Lyons, Georgia distribution center operations, (2) the impact of LIFO accounting adjustments and (3) the impact of certain consolidating adjustments, including the elimination of inter-company sales between operating groups. The lower gross profit for Corporate and Other in the Third Quarter of Fiscal 2014 was primarily due to the impact of lower sales and lower gross margin, partially offset by the $0.2 million net favorable impact of LIFO accounting. LIFO accounting resulted in a credit of $0.4 million in the Third Quarter of Fiscal 2014 compared to a credit of $0.2 million in the Third Quarter of Fiscal 2013.

SG&A

	Third Quarter Fiscal 2014	Third Quarter Fiscal 2013	$ Change	% Change
SG&A	$114,991	$104,434	$10,557	10.1%
SG&A as % of net sales	52.4%	52.9%
Amortization of intangible assets included in Tommy Bahama associated with Tommy Bahama Canada acquisition	$445	$329

The increase in SG&A was primarily due to (1) higher costs to support the growing Tommy Bahama and Lilly Pulitzer businesses, reflecting infrastructure costs added in the last twelve months, (2) $2.7 million of incremental costs in the Third Quarter of Fiscal 2014 associated with additional Tommy Bahama retail stores and restaurants and Lilly Pulitzer stores, including those opened subsequent to quarter end, (3) $2.3 million of increased incentive compensation in the Third Quarter of Fiscal 2014 and (4) $0.8 million of additional equity-based compensation in the Third Quarter of Fiscal 2014 primarily resulting from equity awards granted in Fiscal 2014.

SG&A included $0.6 million of amortization of intangible assets in the Third Quarter of Fiscal 2014 compared to $0.5 million in the Third Quarter of Fiscal 2013. We anticipate that amortization of intangible assets for Fiscal 2014 will be approximately $2.5 million, with approximately $1.8 million of the amortization reflecting amortization of the intangible assets acquired as part of the Fiscal 2013 Tommy Bahama Canada acquisition.

Change in fair value of contingent consideration

	Third Quarter Fiscal 2014	Third Quarter Fiscal 2013	$ Change	% Change
Change in fair value of contingent consideration	$69	$68	$1	NM

Change in fair value of contingent consideration reflects the current period impact of the change in the fair value of the contingent consideration obligation associated with the Lilly Pulitzer acquisition, as discussed in our Annual Report on Form 10-K for Fiscal 2013. We anticipate that the charge for the change in the fair value of the contingent consideration for the full Fiscal 2014 will be $0.3 million.

Royalties and other operating income

	Third Quarter Fiscal 2014	Third Quarter Fiscal 2013	$ Change	% Change
Royalties and other operating income	$4,720	$4,268	$452	10.6%

Royalties and other operating income in the Third Quarter of Fiscal 2014 primarily reflect income received from third parties from the licensing of our Tommy Bahama, Ben Sherman and Lilly Pulitzer brands. The $0.5 million increase in royalties and other income was primarily due to increased royalty income for both Tommy Bahama and Lilly Pulitzer, partially offset by a decrease in other income in Corporate and Other.

Operating income (loss)

	Third Quarter Fiscal 2014	Third Quarter Fiscal 2013	$ Change	% Change
Tommy Bahama	$374	$971	$(597)	(61.5)%
Lilly Pulitzer	4,131	3,947	184	4.7%
Lanier Clothes	3,417	3,414	3	0.1%
Ben Sherman	(2,168)	(1,873)	(295)	(15.8)%
Corporate and Other	(3,148)	(1,908)	(1,240)	(65.0)%
Total operating income	$2,606	$4,551	$(1,945)	(42.7)%
LIFO credit included in Corporate and Other	$(426)	$(210)
Inventory step-up charge included in Tommy Bahama associated with Tommy Bahama Canada acquisition	$—	$424
Amortization of intangible assets included in Tommy Bahama associated with Tommy Bahama Canada acquisition	$445	$329
Change in fair value of contingent consideration included in Lilly Pulitzer	$69	$68

The decrease in operating income was primarily due to the lower operating income in Corporate and Other and Tommy Bahama. Changes in operating income (loss) by operating group are discussed below.

Tommy Bahama:

	Third Quarter Fiscal 2014	Third Quarter Fiscal 2013	$ Change	% Change
Net sales	$125,387	$113,528	$11,859	10.4%
Gross margin	58.0%	59.7%
Operating income	$374	$971	$(597)	(61.5)%
Operating income as % of net sales	0.3%	0.9%
Inventory step-up charge included in Tommy Bahama associated with Tommy Bahama Canada acquisition	$—	$424
Amortization of intangible assets included in Tommy Bahama associated with Tommy Bahama Canada acquisition	$445	$329

The decrease in operating income for Tommy Bahama was primarily due to an increase in SG&A and a lower gross margin partially offset by the impact of higher net sales and higher royalty income. The higher SG&A reflects (1) higher costs to support the growing Tommy Bahama business, reflecting infrastructure costs added in the last twelve months, (2) $1.7 million of incremental SG&A associated with the cost of operating additional retail stores, including those opened subsequent to quarter end, during the Third Quarter of Fiscal 2014 and (3) $1.1 million higher incentive compensation.

Lilly Pulitzer:

	Third Quarter Fiscal 2014	Third Quarter Fiscal 2013	$ Change	% Change
Net sales	$36,045	$30,326	$5,719	18.9%
Gross margin	57.8%	57.5%
Operating income	$4,131	$3,947	$184	4.7%
Operating income as % of net sales	11.5%	13.0%
Change in fair value of contingent consideration included in Lilly Pulitzer	$69	$68

The increase in operating income in Lilly Pulitzer for the Third Quarter of Fiscal 2014 was primarily due to the favorable impact of higher net sales, gross margin and royalty income. These items were partially offset by increased SG&A. The increased SG&A was primarily associated with (1) higher SG&A to support the growing business, reflecting infrastructure costs added in the last twelve months, (2) $1.1 million of higher incentive compensation and (3) $0.9 million of incremental SG&A associated with the cost of operating additional retail stores.

Lanier Clothes:

	Third Quarter Fiscal 2014	Third Quarter Fiscal 2013	$ Change	% Change
Net sales	$35,886	$30,144	$5,742	19.0%
Gross margin	23.9%	28.2%
Operating income	$3,417	$3,414	$3	0.1%
Operating income as % of net sales	9.5%	11.3%

The comparable operating income for Lanier Clothes for the Third Quarter of Fiscal 2014 and Third Quarter of Fiscal 2013 reflects higher sales offset by lower gross margin.

Ben Sherman:

	Third Quarter Fiscal 2014	Third Quarter Fiscal 2013	$ Change	% Change
Net sales	$18,279	$18,627	$(348)	(1.9)%
Gross margin	49.7%	48.7%
Operating loss	$(2,168)	$(1,873)	$(295)	(15.8)%

The lower operating results for Ben Sherman for the Third Quarter of Fiscal 2014 compared to the Third Quarter of Fiscal 2013 primarily reflects the lower net sales and slightly higher SG&A partially offset by higher gross margin. Due to the 4% change in the average exchange rate between the pound sterling and the United States dollar from the Third Quarter of Fiscal 2013, individual line items within the statement of operations for Ben Sherman were higher than the prior year, even if the amounts in pound sterling may have been comparable between periods. The 4% change in the average exchange rate resulted in a $0.1 million unfavorable foreign currency translation impact on Ben Sherman's operating results between the two periods.

Corporate and Other:

	Third Quarter Fiscal 2014	Third Quarter Fiscal 2013	$ Change	% Change
Net sales	$3,860	$4,881	$(1,021)	(20.9)%
Operating loss	$(3,148)	$(1,908)	$(1,240)	(65.0)%
LIFO credit included in Corporate and Other	$(426)	$(210)

The Corporate and Other operating results decreased primarily due to (1) higher Corporate and Other SG&A including $1.0 million of higher incentive compensation expense in the Third Quarter of Fiscal 2014, (2) the lower sales and lower gross margin in Oxford Golf and (3) lower other income in the Third Quarter of Fiscal 2014. These unfavorable items were partially offset by the $0.2 million net favorable LIFO accounting impact between the two periods.

Interest expense, net

	Third Quarter Fiscal 2014	Third Quarter Fiscal 2013	$ Change	% Change
Interest expense, net	$788	$1,195	$(407)	(34.1)%

Interest expense for the Third Quarter of Fiscal 2014 decreased from the prior year primarily due to lower borrowing rates and lower average borrowings outstanding during the Third Quarter of Fiscal 2014 compared to the Third Quarter of Fiscal 2013. We anticipate that interest expense for the full year of Fiscal 2014 will be less than $4.0 million.

Income taxes

	Third Quarter Fiscal 2014	Third Quarter Fiscal 2013	$ Change	% Change
Income taxes	$1,892	$2,467	$(575)	(23.3)%
Effective tax rate	104.1%	73.5%

Income tax expense for the Third Quarter of Fiscal 2014 and the Third Quarter of Fiscal 2013 reflects lower earnings and a higher effective tax rate in the Third Quarter of Fiscal 2014. The high effective tax rates for both periods, as compared to a typical statutory tax rate, reflect the unfavorable impact of foreign losses for which we were not able to recognize an income tax benefit as well as changes to the projected earnings by jurisdiction for the fiscal year. The effective tax rate for the third quarter is generally not indicative of the effective tax rate anticipated for the full year due to the lower earnings in the third quarter compared to other quarters in the fiscal year.

We anticipate that our effective tax rate for the full year Fiscal 2014 will be approximately 43%. We anticipate that the effective tax rate for future years will be lower than the effective tax rates in Fiscal 2013 and Fiscal 2014 as we expect that our domestic earnings will increase and our foreign losses will decrease in future years, resulting in a higher proportion of domestic income to foreign losses.

Net (loss) earnings

	Third Quarter Fiscal 2014	Third Quarter Fiscal 2013
Net (loss) earnings	$(74)	$889
Net (loss) earnings per diluted share	$—	$0.05
Weighted average shares outstanding - diluted	16,435	16,435

The primary reasons for the lower operating results in the Third Quarter of Fiscal 2014 were:

•A larger operating loss in Corporate and Other primarily due to increased SG&A and lower sales;
•Lower operating income in Tommy Bahama reflecting higher SG&A and lower gross margin partially offset by the impact of higher sales;
•A larger operating loss in Ben Sherman reflecting lower sales and higher SG&A; and
•A higher effective tax rate.

These unfavorable items were partially offset by:

•Higher operating income in Lilly Pulitzer reflecting higher sales, gross margins and SG&A and
•Lower interest expense.

The third quarter of our fiscal year has historically been our smallest sales, gross margin and operating income quarter of our fiscal year. This is generally due to seasonality as certain of our retail stores typically do not earn an operating profit during the third quarter due to the lower sales. As we add more retail stores in the future, the additional stores likely will further decrease our operating results during the third quarter in future years. Thus, as our retail store operations of our brands continue to represent a larger proportion of our business, the operating results gap between the strong first, second and fourth quarters and the smaller third quarter is expected to widen.

FIRST NINE MONTHS OF FISCAL 2014 COMPARED TO FIRST NINE MONTHS OF FISCAL 2013

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

	First Nine Months of Fiscal 2014		First Nine Months of Fiscal 2013		$ Change	% Change
Net sales	$723,352	100.0%	$666,733	100.0%	$56,619	8.5%
Cost of goods sold	317,663	43.9%	291,024	43.6%	26,639	9.2%
Gross profit	405,689	56.1%	375,709	56.4%	29,980	8.0%
SG&A	360,619	49.9%	329,883	49.5%	30,736	9.3%
Change in fair value of contingent consideration	206	—%	206	—%	—	NM
Royalties and other operating income	13,036	1.8%	12,704	1.9%	332	2.6%
Operating income	57,900	8.0%	58,324	8.7%	(424)	(0.7)%
Interest expense, net	2,782	0.4%	3,173	0.5%	(391)	(12.3)%
Net earnings before income taxes	55,118	7.6%	55,151	8.3%	(33)	(0.1)%
Income taxes	25,154	3.5%	24,833	3.7%	321	1.3%
Net earnings	$29,964	4.1%	$30,318	4.5%	$(354)	(1.2)%

The discussion and tables below compare certain line items included in our statements of operations for the First Nine Months of Fiscal 2014 to the First Nine Months of Fiscal 2013. Each dollar and percentage change provided reflects the change between these periods unless indicated otherwise. Each dollar and share amount included in the tables is in thousands except for per share amounts. Individual line items of our consolidated statements of operations may not be directly comparable to those of our competitors, as classification of certain expenses may vary by company.

Net Sales

	First Nine Months of Fiscal 2014	First Nine Months of Fiscal 2013	$ Change	% Change
Tommy Bahama	$441,535	$417,174	$24,361	5.8%
Lilly Pulitzer	132,984	107,939	25,045	23.2%
Lanier Clothes	85,950	79,719	6,231	7.8%
Ben Sherman	52,058	47,138	4,920	10.4%
Corporate and Other	10,825	14,763	(3,938)	(26.7)%
Total net sales	$723,352	$666,733	$56,619	8.5%

Consolidated net sales increased $56.6 million, or 8.5%, in the First Nine Months of Fiscal 2014 compared to the First Nine Months of Fiscal 2013 reflecting net sales changes in each operating group, as discussed below. The following table presents the proportion of our consolidated net sales by distribution channel for each period presented:

	First Nine Months of Fiscal 2014	First Nine Months of Fiscal 2013
Full-price retail stores, outlets and warehouse sales	40%	39%
E-commerce	13%	11%
Restaurant	6%	7%
Wholesale	41%	43%
Total	100%	100%

Tommy Bahama:

The Tommy Bahama net sales increase of $24.4 million, or 5.8%, was primarily driven by (1) an incremental net sales increase of $14.7 million associated with the operation of additional retail stores, including the Canadian retail stores acquired in the Second Quarter of Fiscal 2013, (2) a $4.1 million increase in wholesale sales reflecting the inclusion of the wholesale sales of Tommy Bahama Canada for the full nine month period and higher sales in the domestic wholesale business, (3) $3.8 million of e-commerce flash clearance sales in the First Nine Months of Fiscal 2014 with no such sales in the First Nine Months of Fiscal 2013, (4) a $3.4 million, or 2%, increase in comparable store sales, which includes full-price retail stores and full-price e-commerce sales, to $195.6 million in the First Nine Months of Fiscal 2014 from $192.3 million in the First Nine Months of Fiscal 2013 and (5) a $1.4 million increase in restaurant sales. These increases in net sales were partially offset by a $3.1 million decrease in net sales in outlet stores which were operated during all of Fiscal 2013 and Fiscal 2014.

As of November 1, 2014, we operated 150 Tommy Bahama stores globally, consisting of 96 full-price retail stores, 14 restaurant-retail locations and 40 outlet stores. Subsequent to November 1, 2014, we opened five domestic retail stores, one domestic retail-restaurant location and one international retail location. As of November 2, 2013 we operated 137 Tommy Bahama stores consisting of 90 full-price retail stores, 14 restaurant-retail locations and 33 outlet stores. The following table presents the proportion of net sales by distribution channel for Tommy Bahama for each period presented:

	First Nine Months of Fiscal 2014	First Nine Months of Fiscal 2013
Full-price retail stores and outlets	49%	50%
E-commerce	13%	11%
Restaurant	10%	11%
Wholesale	28%	28%
Total	100%	100%

Lilly Pulitzer:

The Lilly Pulitzer net sales increase of $25.0 million, or 23.2%, reflects (1) a $9.9 million, or 21%, increase in comparable store sales, to $55.9 million in the First Nine Months of Fiscal 2014 compared to $46.1 million in the First Nine Months of Fiscal 2013, (2) a net sales increase of $7.2 million associated with retail stores opened in Fiscal 2013 and Fiscal 2014, (3) an increase in e-commerce flash clearance sales of $4.2 million to $11.8 million in the First Nine Months of Fiscal 2014 and (4) a $3.5 million increase in wholesale sales during the First Nine Months of Fiscal 2014. As of November 1, 2014, we operated 28 Lilly Pulitzer retail stores compared to 22 retail stores as of November 2, 2013. The following table presents the proportion of net sales by distribution channel for Lilly Pulitzer for each period presented:

	First Nine Months of Fiscal 2014	First Nine Months of Fiscal 2013
Full-price retail stores and warehouse sales	35%	32%
E-commerce	26%	24%
Wholesale	39%	44%
Total	100%	100%

Lanier Clothes:

The increase in net sales for Lanier Clothes of $6.2 million, or 7.8%, was due to a $6.9 million increase in net sales in the private label business partially offset by a reduction in net sales in the branded business. The increase in the private label business was driven by a pants program for a warehouse club customer, which began in the Fourth Quarter of Fiscal 2013, and more than offset decreases in other private label programs. The decrease in net sales in the branded business was primarily due to lower volume and the exit from some seasonal and replenishment programs.

Ben Sherman:

Net sales for Ben Sherman increased by $4.9 million, or 10.4%, in the First Nine Months of Fiscal 2014 compared to the First Nine Months of Fiscal 2013, primarily resulting from (1) an increase of $2.9 million resulting from the translation impact of a change in the average exchange rate between the British pound sterling and the United States dollar reflecting a 7% stronger pound sterling in the First Nine Months of Fiscal 2014, (2) a $1.5 million increase in off-price sales related to the liquidation of certain aged inventory and (3) a $1.1 million increase in direct to consumer sales reflecting comparable store sales increases partially offset by the net impact of store closures and openings since the start of Fiscal 2013. These favorable items were partially offset by lower full-price wholesale sales in the First Nine Months of Fiscal 2014. As of November 1, 2014 and November 2, 2013, we operated 17 Ben Sherman retail stores, consisting of 11 full-price retail stores and six outlet stores. The following table presents the proportion of net sales by distribution channel for Ben Sherman for each period presented:

	First Nine Months of Fiscal 2014	First Nine Months of Fiscal 2013
Wholesale	55%	56%
Direct to consumer	45%	44%
Total	100%	100%

Corporate and Other:

Corporate and Other net sales primarily consist of the net sales of our Oxford Golf business and our Lyons, Georgia distribution center as well as the impact of the elimination of inter-company sales between operating groups. The decrease in sales in the First Nine Months of Fiscal 2014 was primarily due to (1) a reduction in Oxford Golf's private label sales, (2) the Oxford Golf business including a significant initial shipment of a branded program in the First Nine Months of Fiscal 2013 that did not anniversary in Fiscal 2014 and (3) a larger unfavorable impact of the eliminated inter-company sales between operating groups in the First Nine Months of Fiscal 2014.

Gross Profit

The table below presents gross profit by operating group and in total for the First Nine Months of Fiscal 2014 and First Nine Months of Fiscal 2013 as well as the change between those two periods. Our gross profit and gross margin, which is calculated as gross profit divided by net sales, may not be directly comparable to those of our competitors, as statement of operations classification of certain expenses may vary by company.

	First Nine Months of Fiscal 2014	First Nine Months of Fiscal 2013	$ Change	% Change
Tommy Bahama	$267,013	$257,305	$9,708	3.8%
Lilly Pulitzer	85,167	66,896	$18,271	27.3%
Lanier Clothes	22,954	22,770	$184	0.8%
Ben Sherman	25,181	22,974	$2,207	9.6%
Corporate and Other	5,374	5,764	$(390)	(6.8)%
Total gross profit	$405,689	$375,709	$29,980	8.0%
LIFO (credit) charge included in Corporate and Other	$(473)	$135
Inventory step-up charge included in Tommy Bahama associated with Tommy Bahama Canada acquisition	$—	$707

The increase in consolidated gross profit was primarily driven by the higher net sales, as discussed above. In addition to the impact of the changes in net sales, gross profit on a consolidated basis and for each operating group was impacted by the change in sales mix and changes in gross margin within each operating group, as discussed below. The table below presents gross margin by operating group and in total for the First Nine Months of Fiscal 2014 and First Nine Months of Fiscal 2013.

	First Nine Months of Fiscal 2014	First Nine Months of Fiscal 2013
Tommy Bahama	60.5%	61.7%
Lilly Pulitzer	64.0%	62.0%
Lanier Clothes	26.7%	28.6%
Ben Sherman	48.4%	48.7%
Corporate and Other	NM	NM
Consolidated gross margin	56.1%	56.4%

On a consolidated basis, gross margin decreased from the First Nine Months of Fiscal 2013, primarily as a result of lower gross margin in Tommy Bahama, Lanier Clothes and Ben Sherman. These unfavorable items were partially offset by (1) improved gross margins in Lilly Pulitzer, (2) a change in sales mix with a higher proportion of sales in the higher gross margin Tommy Bahama and Lilly Pulitzer businesses, (3) the $0.6 million net favorable LIFO accounting impact in the First Nine Months of Fiscal 2014 as compared to the First Nine Months of Fiscal 2013 and (4) the First Nine Months of Fiscal 2013 including a $0.7 million inventory step-up charge associated with the Tommy Bahama Canada acquisition with no inventory step-up charge in the First Nine Months of Fiscal 2014.

Tommy Bahama:

The lower gross margin at Tommy Bahama primarily reflected a change in sales mix with wholesale sales, e-commerce flash clearance sales and outlet store sales representing a greater proportion of Tommy Bahama's net sales and lower gross margins in the direct to consumer and wholesale channels of distribution. The lower gross margins in the direct to consumer channel of distribution primarily resulted from (1) outlet stores representing a greater proportion of direct to consumer retail sales, (2) more in-store discounts in our outlet stores to move excess spring inventory and drive traffic and (3) the gross margin impact of the e-commerce flash clearance sales. The decrease in wholesale gross margins were primarily due to greater discounts on certain wholesale sales. The impact of these items was partially offset by the favorable impact of the First Nine Months of Fiscal 2013 including a $0.7 million inventory step-up charge associated with the Tommy Bahama Canada acquisition.

Lilly Pulitzer:

The increase in gross margin for Lilly Pulitzer was primarily driven by (1) a change in sales mix toward the direct to consumer channel of distribution, which typically has higher gross margins than the wholesale channel of distribution, and (2) higher gross margin in the full-price direct to consumer and wholesale businesses. These favorable items were partially offset by the gross margin impact of a larger e-commerce flash clearance sale in Fiscal 2014 compared to the prior year.

Lanier Clothes:

The decrease in gross margin for Lanier Clothes was primarily due to a change in sales mix with private label programs representing a greater proportion of net sales of Lanier Clothes. Private label programs, including the warehouse club pants program, generally have lower gross margins than branded product programs.

Ben Sherman:

The decrease in gross margin at Ben Sherman reflects a higher proportion of off-price sales associated with the liquidation of certain aged inventory, partially offset by a higher proportion of direct to consumer sales.

Corporate and Other:

The gross profit in Corporate and Other in each period primarily reflects (1) the gross profit of our Oxford Golf and Lyons, Georgia distribution center operations, (2) the impact of LIFO accounting adjustments and (3) the impact of certain consolidating adjustments, including the elimination of inter-company sales between operating groups. The lower gross profit for Corporate and Other in the First Nine Months of Fiscal 2014 was primarily due to the impact of lower sales in the First Nine Months of Fiscal 2014, partially offset by the $0.6 million net favorable impact of LIFO accounting. LIFO accounting resulted in a credit of $0.5 million in the First Nine Months of Fiscal 2014 compared to a charge of $0.1 million in the First Nine Months of Fiscal 2013.

SG&A

	First Nine Months of Fiscal 2014	First Nine Months of Fiscal 2013	$ Change	% Change
SG&A	$360,619	$329,883	$30,736	9.3%
SG&A as % of net sales	49.9%	49.5%
Amortization of intangible assets included in Tommy Bahama associated with Tommy Bahama Canada acquisition	$1,342	$662

The increase in SG&A was primarily due to (1) higher costs to support the growing Tommy Bahama and Lilly Pulitzer businesses, reflecting infrastructure costs added in the last twelve months, (2) $8.9 million of incremental costs in the First Nine Months of Fiscal 2014 associated with additional Tommy Bahama retail stores and restaurants and Lilly Pulitzer stores, including those opened subsequent to quarter end, (3) $7.6 million of increased incentive compensation in the First Nine Months of Fiscal 2014, primarily reflecting increases in Lilly Pulitzer, Corporate and Other and Tommy Bahama, (4) a $2.2 million unfavorable SG&A impact resulting from currency translation at Ben Sherman as a result of the stronger pound sterling, which offset actual Ben Sherman SG&A expense reductions, and (5) $1.3 million of additional equity-based compensation in the First Nine Months of Fiscal 2014 primarily resulting from equity awards granted in Fiscal 2014.

SG&A included $1.9 million of amortization of intangible assets in the First Nine Months of Fiscal 2014 compared to $1.3 million in the First Nine Months of Fiscal 2013, with the increase primarily due to the Second Quarter of Fiscal 2013 Tommy Bahama Canada acquisition. We anticipate that amortization of intangible assets for Fiscal 2014 will be approximately $2.5 million, with approximately $1.8 million of the amortization reflecting amortization of the intangible assets acquired as part of the Tommy Bahama Canada acquisition.

Change in fair value of contingent consideration

	First Nine Months of Fiscal 2014	First Nine Months of Fiscal 2013	$ Change	% Change
Change in fair value of contingent consideration	$206	$206	$—	NM

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

Royalties and other operating income

	First Nine Months of Fiscal 2014	First Nine Months of Fiscal 2013	$ Change	% Change
Royalties and other operating income	$13,036	$12,704	$332	2.6%

Royalties and other operating income in the First Nine Months of Fiscal 2014 primarily reflect income received from third parties from the licensing of our Tommy Bahama, Ben Sherman and Lilly Pulitzer brands. The $0.3 million increase in royalties and other income was primarily due to increased royalty income for Tommy Bahama and Lilly Pulitzer, partially offset by lower royalty income at Ben Sherman and lower other income in Corporate and Other.

Operating income (loss)

	First Nine Months of Fiscal 2014	First Nine Months of Fiscal 2013	$ Change	% Change
Tommy Bahama	$41,994	$46,190	$(4,196)	(9.1)%
Lilly Pulitzer	30,108	24,535	$5,573	22.7%
Lanier Clothes	7,692	7,901	$(209)	(2.6)%
Ben Sherman	(9,971)	(10,538)	$567	5.4%
Corporate and Other	(11,923)	(9,764)	$(2,159)	(22.1)%
Total operating income	$57,900	$58,324	$(424)	(0.7)%
LIFO (credit) charge included in Corporate and Other	$(473)	$135
Inventory step-up charge included in Tommy Bahama associated with Tommy Bahama Canada acquisition	$—	$707
Amortization of intangible assets included in Tommy Bahama associated with Tommy Bahama Canada acquisition	$1,342	$662
Change in fair value of contingent consideration included in Lilly Pulitzer	$206	$206

The 0.7% decrease in operating income was primarily due to the lower operating results in Tommy Bahama and Corporate and Other partially offset by improved operating results in Lilly Pulitzer. Changes in operating income (loss) by operating group are discussed below.

Tommy Bahama:

	First Nine Months of Fiscal 2014	First Nine Months of Fiscal 2013	$ Change	% Change
Net sales	$441,535	$417,174	$24,361	5.8%
Gross margin	60.5%	61.7%
Operating income	$41,994	$46,190	$(4,196)	(9.1)%
Operating income as % of net sales	9.5%	11.1%
Inventory step-up charge included in Tommy Bahama associated with Tommy Bahama Canada acquisition	$—	$707
Amortization of intangible assets included in Tommy Bahama associated with Tommy Bahama Canada acquisition	$1,342	$662

The decrease in operating income for Tommy Bahama was primarily due to an increase in SG&A and a lower gross margin partially offset by the impact of higher net sales and higher royalty income. The higher SG&A reflects (1) higher costs to support the growing Tommy Bahama business, (2) $5.7 million of incremental SG&A associated with the cost of operating additional retail stores, including those opened subsequent to quarter end, (3) $1.8 million of higher incentive compensation and (4) $0.7 million of additional amortization of intangible assets associated with Tommy Bahama Canada.

Lilly Pulitzer:

	First Nine Months of Fiscal 2014	First Nine Months of Fiscal 2013	$ Change	% Change
Net sales	$132,984	$107,939	$25,045	23.2%
Gross margin	64.0%	62.0%
Operating income	$30,108	$24,535	$5,573	22.7%
Operating income as % of net sales	22.6%	22.7%
Change in fair value of contingent consideration included in Lilly Pulitzer	$206	$206

The increase in operating income in Lilly Pulitzer for the First Nine Months of Fiscal 2014 was primarily due to the favorable impact of higher net sales, higher gross margin and higher royalty income. These items were partially offset by increased SG&A. The increased SG&A was primarily associated with (1) $5.7 million of higher incentive compensation, (2) higher SG&A to support the growing business reflecting infrastructure costs added in the last twelve months and (3) $3.1 million of incremental SG&A associated with the cost of operating additional retail stores.

Lanier Clothes:

	First Nine Months of Fiscal 2014	First Nine Months of Fiscal 2013	$ Change	% Change
Net sales	$85,950	$79,719	$6,231	7.8%
Gross margin	26.7%	28.6%
Operating income	$7,692	$7,901	$(209)	(2.6)%
Operating income as % of net sales	8.9%	9.9%

The decrease in operating income in Lanier Clothes for the First Nine Months of Fiscal 2014 was primarily the result of lower gross margins and higher SG&A, partially offset by higher sales.

Ben Sherman:

	First Nine Months of Fiscal 2014	First Nine Months of Fiscal 2013	$ Change	% Change
Net sales	$52,058	$47,138	$4,920	10.4%
Gross margin	48.4%	48.7%
Operating loss	$(9,971)	$(10,538)	$567	5.4%

The improved operating results for Ben Sherman resulted from the higher direct to consumer net sales and reductions in SG&A before the impact of currency translation, partially offset by the lower gross margin and lower royalty income. Due to the 7% change in the average exchange rate between the pound sterling and the United States dollar from the First Nine Months of Fiscal 2013, individual line items within the statement of operations for Ben Sherman were higher than the prior year, even if the amounts in pound sterling may have been comparable between periods. The 7% change in the average exchange rate resulted in a $0.6 million unfavorable foreign currency translation impact on Ben Sherman's operating results between the two periods.

Corporate and Other:

	First Nine Months of Fiscal 2014	First Nine Months of Fiscal 2013	$ Change	% Change
Net sales	$10,825	$14,763	$(3,938)	(26.7)%
Operating loss	$(11,923)	$(9,764)	$(2,159)	(22.1)%
LIFO (credit) charge included in Corporate and Other	$(473)	$135

The lower operating results were primarily due to (1) higher Corporate and Other SG&A including $1.8 million of higher incentive compensation expense and (2) lower sales in Oxford Golf. These unfavorable items were partially offset by the $0.6 million favorable LIFO accounting impact between the two periods.

Interest expense, net

	First Nine Months of Fiscal 2014	First Nine Months of Fiscal 2013	$ Change	% Change
Interest expense, net	$2,782	$3,173	$(391)	(12.3)%

Interest expense for the First Nine Months of Fiscal 2014 decreased from the First Nine Months of Fiscal 2013 due to lower borrowing rates and lower average borrowings outstanding in the First Nine Months of Fiscal 2014. We anticipate that interest expense for the full year of Fiscal 2014 will be less than $4.0 million.

Income taxes

	First Nine Months of Fiscal 2014	First Nine Months of Fiscal 2013	$ Change	% Change
Income taxes	$25,154	$24,833	$321	1.3%
Effective tax rate	45.6%	45.0%

Income tax expense increased in the First Nine Months of Fiscal 2014 compared to the First Nine Months of Fiscal 2013 reflecting a higher effective tax rate in the First Nine Months of Fiscal 2014. The high effective tax rates for both periods, as compared to a typical statutory tax rate, reflect the unfavorable impact of foreign losses for which we were not able to recognize an income tax benefit. The effective tax rate for the First Nine Months of Fiscal 2013 benefited from the reduction in the enacted tax rate in the United Kingdom during the Second Quarter of Fiscal 2013, with no such change occurring in Fiscal 2014. We anticipate that our effective tax rate for the full year Fiscal 2014 will be approximately 43%, with a significantly lower rate in the Fourth Quarter of Fiscal 2014. We anticipate that the effective tax rate for future years will be lower than the effective tax rates in Fiscal 2013 and Fiscal 2014 as we expect that our domestic earnings will increase and our foreign losses will decrease in future years, resulting in a higher proportion of domestic income to foreign losses.

Net earnings

	First Nine Months of Fiscal 2014	First Nine Months of Fiscal 2013
Net earnings	$29,964	$30,318
Net earnings per diluted share	$1.82	$1.84
Weighted average shares outstanding - diluted	16,461	16,492

The primary reasons for the slightly lower net earnings in the First Nine Months of Fiscal 2014 were:

•Lower operating income in Tommy Bahama reflecting higher SG&A and lower gross margin partially offset by the impact of higher sales;
•A larger operating loss in Corporate and Other primarily due to lower sales and increased SG&A;
•Lower operating income in Lanier Clothes resulting from lower gross margins; and
•Increased income taxes attributable to a higher effective tax rate.

These unfavorable items were partially offset by:

•Higher operating income in Lilly Pulitzer reflecting higher sales, gross margins and SG&A;
•Improved operating results in Ben Sherman primarily due to higher sales; and
•Lower interest expense.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Our primary source of revenue and cash flow is the sale and distribution of apparel products through our direct to consumer and wholesale channels of distribution. Our primary uses of cash flow include the acquisition of apparel products in the operation of our business, as well as operating expenses including employee compensation and benefits, occupancy related costs, marketing and advertising costs, other general and administrative expenses and the payment of periodic interest payments related to our financing arrangements. Additionally, we use cash for the funding of capital expenditures, payment of dividends and repayment of indebtedness. In the ordinary course of business, we maintain certain levels of inventory and extend credit to our wholesale customers. Thus, we require a certain amount of working capital to operate our business. If cash inflows are less than cash outflows, we have access to amounts under our U.S. Revolving Credit Agreement and U.K. Revolving Credit Agreement, subject to their terms, each of which is described below. We may seek to finance future capital investment programs through various methods, including, but not limited to, cash flow from operations, borrowings under our current or additional credit facilities, sales of debt or equity securities and cash on hand.

As of November 1, 2014, we had $6.3 million of cash and cash equivalents on hand, with $147.6 million of borrowings outstanding and $85.9 million of availability under our revolving credit agreements. We believe our balance sheet and anticipated positive cash flow from operating activities in the future provide us with ample opportunity to continue to invest in our brands and our direct to consumer initiatives in future periods.

Key Liquidity Measures

($ in thousands)	November 1, 2014	February 1, 2014	November 2, 2013	February 2, 2013
Total current assets	$282,580	$271,032	$251,886	$222,390
Total current liabilities	$132,226	$133,046	$101,808	$124,266
Working capital	$150,354	$137,986	$150,078	$98,124
Working capital ratio	2.14	2.04	2.47	1.79
Debt to total capital ratio	34%	35%	40%	34%

Our working capital ratio is calculated by dividing total current assets by total current liabilities. Current assets increased from November 2, 2013 to November 1, 2014 primarily due to higher inventories and receivables, each as discussed below. Current liabilities increased primarily as a result of (1) the classification of $12.4 million of contingent consideration as a current liability as of November 1, 2014 compared to $2.5 million as of November 2, 2013, (2) higher accrued compensation and (3) increased accounts payables, accrued expenses and other liabilities. Changes in working capital accounts are discussed below.

For the ratio of debt to total capital, debt is defined as short-term and long-term debt, and total capital is defined as debt plus shareholders’ equity. Debt was $147.6 million at November 1, 2014 and $166.7 million at November 2, 2013, while shareholders’ equity was $280.9 million at November 1, 2014 and $247.0 million at November 2, 2013. The decrease in debt primarily reflects the following during the period from November 2, 2013 to November 1, 2014: (1) $72.2 million of cash flows from operating activities, (2) a $3.0 million reduction in cash and cash equivalents, (3) $2.1 million of proceeds from the sale of property and equipment and (4) $1.1 million of proceeds from the issuance of common stock partially offset by the following items occurring subsequent to November 2, 2013: (1) $43.2 million of capital expenditures, (2) $13.4 million of dividends paid on our common stock and (3) $2.5 million of payments related to the Lilly Pulitzer contingent consideration arrangement. Shareholders' equity increased from November 2, 2013, primarily as a result of net earnings less dividends paid during that period. Our debt levels and ratio of debt to total capital in future periods may not be comparable to historical amounts as we continue to assess, and possibly make changes to, our capital structure. Changes in our capital structure in the future, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Balance Sheet

The following tables set forth certain information included in our consolidated balance sheets (in thousands). Below each table are explanations for any significant changes in the balances from November 2, 2013 to November 1, 2014.

Current Assets:

	November 1, 2014	February 1, 2014	November 2, 2013	February 2, 2013
Cash and cash equivalents	$6,275	$8,483	$9,310	$7,517
Receivables, net	80,185	75,277	71,205	62,805
Inventories, net	145,790	143,712	123,987	109,605
Prepaid expenses, net	28,475	23,095	27,280	19,511
Deferred tax assets	21,855	20,465	20,104	22,952
Total current assets	$282,580	$271,032	$251,886	$222,390

Cash and cash equivalents as of November 1, 2014 and November 2, 2013 include typical cash amounts maintained on an ongoing basis in our operations, which generally ranges from $5 million to $10 million at any given time. Any excess cash is used to repay amounts outstanding under our revolving credit agreements.

The increase in receivables, net as of November 1, 2014 was primarily a result of higher wholesale sales, particularly in Tommy Bahama and Lanier Clothes, in the last two months of the Third Quarter of Fiscal 2014 as compared to the prior year. Inventories, net as of November 1, 2014 increased from November 2, 2013 as a result of increased inventories to support anticipated sales increases, particularly in our direct to consumer channels of distribution, in the Fourth Quarter of Fiscal 2014 as compared to the Fourth Quarter of Fiscal 2013.

The increase in prepaid expenses, net at November 1, 2014 from November 2, 2013 was primarily due to the growth in our business and the timing of payment and recognition of the related expense for certain prepaid items including rent, certain operating expense contracts, advertising and retail packaging supplies, partially offset by reductions in other prepaid expenses including fixtures and samples. Deferred tax assets increased from November 2, 2013 primarily as a result of the change in timing differences associated with inventory.

Non-current Assets:

	November 1, 2014	February 1, 2014	November 2, 2013	February 2, 2013
Property and equipment, net	$151,509	$141,519	$143,710	$128,882
Intangible assets, net	170,493	173,023	174,643	164,317
Goodwill	17,401	17,399	17,205	17,275
Other non-current assets, net	23,711	24,332	23,508	23,206
Total non-current assets	$363,114	$356,273	$359,066	$333,680

The increase in property and equipment, net at November 1, 2014 from November 2, 2013 reflects capital expenditures in the twelve months ended November 1, 2014 partially offset by depreciation expense subsequent to November 2, 2013. The decrease in intangible assets, net at November 1, 2014 was primarily due to the amortization of intangible assets subsequent to November 2, 2013, as well as the impact of foreign currency exchange rates on certain intangible assets.

Liabilities:

	November 1, 2014	February 1, 2014	November 2, 2013	February 2, 2013
Total current liabilities	$132,226	$133,046	$101,808	$124,266
Long-term debt	143,516	137,592	164,414	108,552
Non-current contingent consideration	—	12,225	12,156	14,450
Other non-current liabilities	55,678	51,520	49,926	44,572
Non-current deferred income taxes	33,405	32,759	35,652	34,385
Total liabilities	$364,825	$367,142	$363,956	$326,225

Current liabilities at November 1, 2014 increased as compared to November 2, 2013 primarily as a result of (1) $12.4 million of contingent consideration classified as a current liability as of November 1, 2014, as the amount is expected to be paid in the First Quarter of Fiscal 2015, compared to $2.5 million classified as a current liability as of November 2, 2013, (2) an increase in accounts payable of $9.3 million principally reflecting the timing of payment of certain amounts including inventory, capital expenditures and operating expenses and (3) an increase in accrued compensation of $8.4 million, predominantly due to the strong operating results of Lilly Pulitzer causing a higher accrued incentive compensation accrual for Lilly Pulitzer and Corporate and Other as of November 1, 2014 compared to November 2, 2013.

The decrease in long-term debt primarily reflects the following during the period from November 2, 2013 to November 1, 2014: (1) $72.2 million of cash flows from operating activities, (2) $3.0 million reduction in cash and cash equivalents, (3) $2.1 million of proceeds from the sale of property and equipment and (4) $1.1 million of proceeds from the issuance of common stock partially offset by the following items occurring subsequent to November 2, 2013: (1) $43.2 million of capital expenditures, (2) $13.4 million of dividends paid on our common stock and (3) $2.5 million of payments related to the Lilly Pulitzer contingent consideration arrangement.

The decrease in non-current contingent consideration from November 2, 2013 was due to all amounts related to the contingent consideration being classified as a current liability as of November 1, 2014, as all amounts are expected to be paid during the First Quarter of Fiscal 2015. Other non-current liabilities increased as of November 1, 2014 compared to November 2, 2013 primarily due to increases in deferred rent liabilities, including tenant improvement allowances. Non-current deferred income taxes decreased from November 2, 2013 to November 1, 2014 primarily as a result of the change in timing differences associated with accrued compensation and deferred rent, partially offset by the impact of intangible asset book to tax differences.

Statement of Cash Flows

The following table sets forth the net cash flows for the First Nine Months of Fiscal 2014 and First Nine Months of Fiscal 2013 (in thousands):

	First Nine Months Fiscal 2014	First Nine Months Fiscal 2013
Net cash provided by operating activities	$40,681	$21,255
Net cash used in investing activities	(36,549)	(54,631)
Net cash (used in) provided by financing activities	(5,991)	35,341
Net change in cash and cash equivalents	$(1,859)	$1,965

Cash and cash equivalents on hand were $6.3 million and $9.3 million at November 1, 2014 and November 2, 2013, respectively. Changes in cash flows in the First Nine Months of Fiscal 2014 and the First Nine Months of Fiscal 2013 related to operating activities, investing activities and financing activities are discussed below.

Operating Activities:

In the First Nine Months of Fiscal 2014 and First Nine Months of Fiscal 2013, operating activities provided $40.7 million and $21.3 million of cash, respectively. The cash flow from operating activities was primarily the result of net earnings for the relevant period adjusted, as applicable, for changes in our working capital accounts and non-cash activities such as depreciation, amortization, stock compensation expense and change in fair value of contingent consideration. The increased cash flow from operating activities for the First Nine Months of Fiscal 2014 was primarily due to lower working capital investment change in the First Nine Months of Fiscal 2014 as compared to the First Nine Months of Fiscal 2013 and the impact of excess tax benefits in the First Nine Months of Fiscal 2013.

In the First Nine Months of Fiscal 2014, the more significant changes in working capital were a decrease in current liabilities associated with operating activities, an increase in prepaid expenses and an increase in receivables, each of which decreased cash flow from operations. In the First Nine Months of Fiscal 2013, the more significant changes in working capital were a decrease in current liabilities associated with operating activities, an increase in inventories, an increase in receivables and an increase in prepaid expenses, each of which decreased cash flow from operations. The changes in working capital accounts are impacted significantly by seasonality and not necessarily indicative of changes in working capital accounts anticipated on an annual basis.

Investing Activities:

During the First Nine Months of Fiscal 2014 and First Nine Months of Fiscal 2013, investing activities used $36.5 million and $54.6 million of cash, respectively. During the First Nine Months of Fiscal 2014 and First Nine Months of Fiscal 2013, $36.5 million and $36.7 million, respectively, of cash flows used in investing activities were for capital expenditures, which primarily related to costs associated with new retail stores and restaurants, remodeling retail stores and restaurants, information technology initiatives, including e-commerce capabilities, and facility enhancements. Additionally, the cash flow used in investing activities in the First Nine Months of Fiscal 2013 included $17.9 million related to our May 2013 acquisition of the Tommy Bahama business in Canada from our former licensee.

Financing Activities:

During the First Nine Months of Fiscal 2014 and First Nine Months of Fiscal 2013, financing activities used $6.0 million and provided $35.3 million of cash, respectively. In the First Nine Months of Fiscal 2014 and the First Nine Months of

Fiscal 2013, we increased debt by $6.1 million and $50.3 million, respectively, based on our cash flow needs for investing and financing activities exceeding our cash flow provided by operating activities.

We paid dividends of $10.4 million and $8.9 million during the First Nine Months of Fiscal 2014 and First Nine Months of Fiscal 2013, respectively. Financing activities in the First Nine Months of Fiscal 2013 also included the repurchase of common stock which primarily resulted from the vesting of restricted stock awards that were returned by employees to satisfy employee income tax obligations, while the proceeds from issuance of common stock was primarily due to the excess tax benefit associated with the vesting of the restricted stock awards.

Liquidity and Capital Resources

The table below sets forth amounts outstanding under our financing arrangements (in thousands) as of November 1, 2014:

$235 million U.S. Secured Revolving Credit Facility (“U.S. Revolving Credit Agreement”)	$143,516
£7 million Senior Secured Revolving Credit Facility (“U.K. Revolving Credit Agreement”)	4,043
Total debt	147,559
Less: short-term debt	4,043
Long-term debt	$143,516

The U.S. Revolving Credit Agreement generally (i) is limited to a borrowing base consisting of specified percentages of eligible categories of assets, (ii) accrues variable-rate interest (weighted average borrowing rate of 1.9% as of November 1, 2014), unused line fees and letter of credit fees based upon a pricing grid which is tied to average unused availability and/or utilization, (iii) requires periodic interest payments with principal due at maturity (November 2018) and (iv) is generally secured by a first priority security interest in the accounts receivable, inventory, general intangibles and eligible trademarks, investment property (including the equity interests of certain subsidiaries), deposit accounts, inter-company obligations, equipment, goods, documents, contracts, books and records and other personal property of Oxford Industries, Inc. and substantially all of its domestic subsidiaries.

The U.K. Revolving Credit Agreement generally (i) accrues interest at the bank’s base rate plus an applicable margin (4.0% as of November 1, 2014), (ii) requires interest payments monthly with principal payable on demand and (iii) is collateralized by substantially all of the assets of our United Kingdom Ben Sherman subsidiaries.

To the extent cash flow needs exceed cash flow provided by our operations we will have access, subject to their terms, to our lines of credit to provide funding for operating activities, capital expenditures and acquisitions, if any. Our credit facilities are also used to finance trade letters of credit for product purchases, which reduce the amounts available under our lines of credit when issued. As of November 1, 2014, $12.7 million of trade letters of credit and other limitations on availability in the aggregate were outstanding against our credit facilities. After considering these limitations and the amount of eligible assets in our borrowing base, as applicable, as of November 1, 2014, we had $83.8 million and $2.2 million in unused availability under the U.S. Revolving Credit Agreement and the U.K. Revolving Credit Agreement, respectively, subject to the respective limitations on borrowings.

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

We believe that the affirmative covenants, negative covenants, financial covenants and other restrictions under our credit facilities are customary for those included in similar facilities entered into at the time we entered into our agreements. During the First Nine Months of Fiscal 2014 and as of November 1, 2014, no financial covenant testing was required pursuant to our U.S. Revolving Credit Agreement as the minimum availability threshold was met at all times. As of November 1, 2014, we were compliant with all covenants related to our credit facilities.

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

Our contractual obligations as of November 1, 2014 have not changed materially from the contractual obligations outstanding at February 1, 2014, as disclosed in our Annual Report on Form 10-K for Fiscal 2013 filed with the SEC, other than changes in the amounts outstanding under our revolving credit agreements, as discussed above.

Our capital expenditures for Fiscal 2014, including the $36.5 million incurred in the First Nine Months of Fiscal 2014, are expected to be approximately $55 million compared to $43.4 million for the full year of Fiscal 2013. These expenditures consist primarily of costs associated with new retail stores and restaurants, remodeling retail stores and restaurants, information technology initiatives, including e-commerce capabilities, and facility enhancements.

Off Balance Sheet Arrangements

We have not entered into agreements which meet the SEC’s definition of an off balance sheet financing arrangement, other than operating leases, and have made no financial commitments to or guarantees with respect to any unconsolidated subsidiaries or special purpose entities.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. On an ongoing basis, we evaluate our estimates, including those related to receivables, inventories, goodwill, intangible assets, income taxes, contingencies and other accrued expenses. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that we have appropriately applied our critical accounting policies. However, in the event that inappropriate assumptions or methods were used relating to our critical accounting policies, our consolidated statements of operations could be misstated. Our critical accounting policies and estimates are discussed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for Fiscal 2013. There have not been any significant changes to the application of our critical accounting policies and estimates during the First Nine Months of Fiscal 2014.

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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain interest rate, foreign currency, commodity and inflation risks as discussed in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for Fiscal 2013. There have not been any significant changes in our exposure to these risks during the First Nine Months of Fiscal 2014.

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

Changes in Internal Control over Financial Reporting

During the Third Quarter of Fiscal 2014, we implemented a new financial consolidation and reporting package as part of our continuing effort to improve the efficiency of our accounting and financial reporting processes and to provide more integrated systems and reporting. The implementation was not in response to any actual or perceived deficiencies in our internal control over financial reporting. As a result of this implementation certain controls in the financial reporting process were modified to enhance, supplement or supersede existing controls, as necessary.

Except as described above, there were no changes in our internal control over financial reporting during the Third Quarter of Fiscal 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)         During the Third Quarter of Fiscal 2014, we did not make any unregistered sales of our equity securities.

(c)          We have certain stock incentive plans as described in Note 7 to our consolidated financial statements included in our Annual Report on Form 10-K for Fiscal 2013, all of which are publicly announced plans. Under the plans, we can repurchase shares from employees to cover employee tax liabilities related to the vesting of equity awards. During the Third Quarter of Fiscal 2014, no shares were purchased by us pursuant to these plans.

In Fiscal 2012, our Board of Directors authorized us to spend up to $50 million to repurchase shares of our stock. This authorization superseded and replaced all previous authorizations to repurchase shares of our stock and has no automatic expiration. As of November 1, 2014, no shares of our stock had been repurchased pursuant to this authorization.

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

December 11, 2014	OXFORD INDUSTRIES, INC.
(Registrant)

/s/ K. Scott Grassmyer
K. Scott Grassmyer
Executive Vice President - Finance, Chief Financial Officer and Controller
(Authorized Signatory)