Form 10-K
period 2015-01-31
OXFORD INDUSTRIES INC
filed 2015-03-31
CIK 75288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
As of August 1, 2014 which is the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the registrant (based upon the closing price for the common stock on the New York Stock Exchange on that date) was $864,154,887. For purposes of this calculation only, shares of voting stock directly and indirectly attributable to executive officers, directors and holders of 10% or more of the registrant's voting stock (based on Schedule 13G filings made as of or prior to August 1, 2014) are excluded. This determination of affiliate status and the calculation of the shares held by any such person are not necessarily conclusive determinations for other purposes.
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Title of Each Class	Number of Shares Outstanding as of March 18, 2015
Common Stock, $1 par value	16,478,438
Documents Incorporated by Reference
Portions of our proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A relating to the Annual Meeting of Shareholders of Oxford Industries, Inc. to be held on June 17, 2015 are incorporated by reference in Part III of this Form 10-K.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS
Our SEC filings and public announcements may include forward-looking statements about future events. Generally, the words "believe," "expect," "intend," "estimate," "anticipate," "project," "will" and similar expressions identify forward-looking statements, which generally are not historical in nature. We intend for all forward-looking statements contained herein, in our press releases or on our website, and all subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf, to be covered by the safe harbor provisions for forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (which Sections were adopted as part of the Private Securities Litigation Reform Act of 1995). Such statements are subject to a number of risks, uncertainties and assumptions including, without limitation, the uncertainties related to any potential sale transaction involving Ben Sherman being identified or consummated (including, among others, the timing of any transaction and the ultimate impact of any transaction on our business and operating results) and assumptions regarding the impact of economic conditions on consumer demand and spending, particularly in light of general economic uncertainty that continues to prevail, demand for our products, competitive conditions, timing of shipments requested by our wholesale customers, expected pricing levels, retention of and disciplined execution by key management, the timing and cost of store openings and of planned capital expenditures, weather, costs of products as well as the raw materials used in those products, costs of labor, acquisition and disposition activities, expected outcomes of pending or potential litigation and regulatory actions, access to capital and/or credit markets and the impact of foreign losses on our effective tax rate. Forward-looking statements reflect our current expectations, based on currently available information, and are not guarantees of performance. Although we believe that the expectations reflected in such forward-looking statements are reasonable, these expectations could prove inaccurate as such statements involve risks and uncertainties, many of which are beyond our ability to control or predict. Should one or more of these risks or uncertainties, or other risks or uncertainties not currently known to us or that we currently deem to be immaterial, materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Important factors relating to these risks and uncertainties include, but are not limited to, those described in Part I, Item 1A. Risk Factors and elsewhere in this report and those described from time to time in our future reports filed with the SEC. We caution that one should not place undue reliance on forward-looking statements, which speak only as of the date on which they are made. We disclaim any intention, obligation or duty to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
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

Fiscal 2015	52 weeks ending January 30, 2016
Fiscal 2014	52 weeks ended January 31, 2015
Fiscal 2013	52 weeks ended February 1, 2014
Fiscal 2012	53 weeks ended February 2, 2013
Fiscal 2011	52 weeks ended January 28, 2012
Fiscal 2010	52 weeks ended January 29, 2011
Fourth quarter Fiscal 2014	13 weeks ended January 31, 2015
Third quarter Fiscal 2014	13 weeks ended November 1, 2014
Second quarter Fiscal 2014	13 weeks ended August 2, 2014
First quarter Fiscal 2014	13 weeks ended May 3, 2014
Fourth quarter Fiscal 2013	13 weeks ended February 1, 2014
Third quarter Fiscal 2013	13 weeks ended November 2, 2013
Second quarter Fiscal 2013	13 weeks ended August 3, 2013
First quarter Fiscal 2013	13 weeks ended May 4, 2013

PART I

Item 1.    Business
BUSINESS AND PRODUCTS
Overview
We are a global apparel company that designs, sources, markets and distributes products bearing the trademarks of our company-owned lifestyle brands, as well as certain licensed and private label apparel products. Our portfolio of brands includes Tommy Bahama®, Lilly Pulitzer® and Ben Sherman®. We distribute our company-owned lifestyle branded products through our direct to consumer channel, consisting of our retail stores and e-commerce sites, and our wholesale distribution channel, which includes better department stores and specialty stores. During Fiscal 2014, 90% of our net sales were from products bearing brands that we own, and 61% of our net sales were sales of our products through our direct to consumer channels of distribution, which includes our 206 owned retail stores, our e-commerce websites and our 15 Tommy Bahama restaurants. In Fiscal 2014, approximately 90% of our consolidated net sales were to customers located in the United States, with the sales outside the United States primarily being sales of our Ben Sherman products in the United Kingdom and continental Europe as well as sales of our Tommy Bahama products in Canada and the Asia-Pacific region.
Our business strategy is to develop and market compelling lifestyle brands and products that evoke a strong emotional response from our target consumers. We strive to exploit the potential of our existing brands and products domestically and internationally. We consider "lifestyle" brands to be those brands that have a clearly defined and targeted point of view inspired by an appealing lifestyle or attitude, such as the Tommy Bahama, Lilly Pulitzer and Ben Sherman brands. We believe that lifestyle branded products that create an emotional connection with consumers can command greater loyalty and higher price points at retail, resulting in higher earnings. We also believe a successful lifestyle brand opens up greater opportunities for direct to consumer operations as well as licensing opportunities in product categories beyond our core business.
We believe that the attraction of a lifestyle brand to consumers is dependent on maintaining appropriate product quality and design, appropriately restricting distribution to a select tier of retailers and effectively communicating the respective lifestyle brand message. Our design-led, commercially informed lifestyle brand operations strive to provide compelling, differentiated products each season. We seek to maintain the integrity of our lifestyle brands by limiting promotional activity in our full price retail stores and e-commerce websites. Accordingly, we target select wholesale customers that typically follow this same approach in their stores. In order to further strengthen each lifestyle brand's connections with consumers, we attempt to communicate regularly with consumers via the use of electronic media, and other media, in a manner intended to engage consumers and guide them to our retail stores, e-commerce websites and wholesale customers in search of our brands. Following our principles and continuing appropriate practices to maintain and enhance the images of each of our lifestyle brands, we believe that our lifestyle brands are ideally suited to succeed and thrive in the long-term while managing the various challenges facing the industry, including rapidly changing technology, consumer shopping patterns and an increasingly promotional apparel retail environment.
Our direct to consumer operations provide us with the opportunity to interact directly with our customers, present to them the full line of our current season products and provide an opportunity for a consumer to be immersed in the theme of the lifestyle brand. We believe that presenting our products in a setting specifically designed to showcase the lifestyle on which the brands are based enhances the image of our brands. We believe that our owned retail stores provide high visibility for our brands and products, and allow us to stay close to the preferences of our consumers, while also providing a platform for long-term growth for the brands. Additionally, our e-commerce websites for our lifestyle brands provide the opportunity to increase revenues by reaching a larger population of consumers and at the same time allow our brands to provide a broader range of products. We anticipate further investments in Tommy Bahama and Lilly Pulitzer to increase the number of retail stores of each of the brands and to further enhance each brand's e-commerce operations.
In addition to operating e-commerce websites for each of our lifestyle brands, as of January 31, 2015, we operated 157 Tommy Bahama, 28 Lilly Pulitzer and 21 Ben Sherman retail locations, including outlet locations for Tommy Bahama and Ben Sherman. Our Tommy Bahama and Ben Sherman outlets and our Tommy Bahama and Lilly Pulitzer e-commerce flash clearance sales on our websites play an important role in overall inventory management by allowing us to sell discontinued and out-of-season products at better prices than are otherwise available from outside parties.
Our wholesale operations complement our direct to consumer operations and provide access to a larger group of consumers. Our wholesale distribution channels include better department stores, specialty stores, national chains, warehouse clubs, mass merchants and Internet retailers. We value our long-standing relationships with our wholesale customers and are committed to working with them to enhance the success of our products within their stores. Our 10 largest customers represented 22% of our consolidated net sales for Fiscal 2014, with no individual customer representing more than 10% of our consolidated net sales.
Within our Lanier Clothes operating group, we sell apparel products under certain brands that are licensed to us and certain private label apparel products, as well as products bearing brands that we own. During Fiscal 2014, on a consolidated basis, sales of products from licensed brands and private label products accounted for 6% and 4%, respectively, of our net sales.
We operate in highly competitive domestic and international markets in which numerous U.S.-based and foreign apparel firms compete. No single apparel firm or small group of apparel firms dominates the apparel industry and our direct competitors vary by operating group and distribution channel. We believe that the principal competitive factors in the apparel industry are the reputation, value and image of brand names; design; consumer preference; price; quality; marketing; and customer service. We believe that our ability to compete successfully in styling and marketing is directly related to our proficiency in foreseeing changes and trends in fashion and consumer preference, and presenting appealing products for consumers. In some instances, a retailer that is our customer may compete directly with us by offering certain of its own products in its retail stores. Additionally, the apparel industry is cyclical and dependent upon the overall level of discretionary consumer spending, which changes as regional, domestic and international economic conditions change. Often, negative economic conditions have a longer and more severe impact on the apparel and retail industry than these conditions have on other industries.

We believe the global economic conditions and resulting economic uncertainty that have prevailed in recent years continue to impact each of our operating groups, and the apparel industry as a whole. Although some signs of economic improvements exist, the apparel retail environment remains increasingly promotional and economic uncertainty remains. We anticipate that sales of our products may continue to be impacted negatively as long as the retail apparel environment remains promotional and there is an elevated level of economic uncertainty in the geographies in which we operate. Additionally, we have been impacted in recent years by pricing pressures on raw materials, transportation, labor and other costs necessary for the production and sourcing of apparel products, most of which appear to be permanent cost increases.

On March 24, 2015, our Board of Directors authorized our management to pursue a sale of the Ben Sherman business.  We have engaged Financo, Ltd. as our financial advisor to assist in the transaction process. We plan to continue to operate the Ben Sherman business during the process, and although we expect to complete a sale within Fiscal 2015 no specific timetable has been set for consummation of a transaction. There can be no assurance that a transaction will take place, and our Board of Directors may consider other alternatives for the Ben Sherman business that it believes are in the best interest of shareholders.
Important factors relating to certain risks, many of which are beyond our ability to control or predict, which could impact our business include, but are not limited to, competition, economic factors and others as described in Part I, Item 1A. Risk Factors of this report.
Investments and Opportunities

We believe that our Tommy Bahama® and Lilly Pulitzer® lifestyle brands have significant growth opportunities in their direct to consumer businesses through expansion of our retail store operations, as we add additional retail store locations and increase comparable store sales, and higher sales in our e-commerce operations, which are likely to grow at a faster rate than comparable brick and mortar retail store sales. We also believe that these lifestyle brands provide an opportunity for moderate sales increases in their wholesale businesses in the long-term primarily from our current customers adding to their existing door count and the selective addition of new wholesale customers who generally follow a full-price retail model. Additionally, we believe that there are opportunities for modest sales growth for Lanier Clothes through new product programs; however, we also believe that the tailored clothing environment will continue to be very challenging.

We believe that we must continue to invest in our Tommy Bahama and Lilly Pulitzer lifestyle brands in order to take advantage of their long-term growth opportunities. Investments include capital expenditures primarily related to the direct to consumer operations such as retail store build-out and remodels, technology enhancements and distribution center and administrative office expansion initiatives, as well as increased employment, advertising and other costs in key functions to support the ongoing business operations and fuel future net sales growth. We expect that the investments may continue to put downward pressure on our operating margins in the near future until we have sufficient sales to leverage the operating costs.

We continue to believe that it is important to maintain a strong balance sheet and liquidity. We believe that positive cash flow from operations in the future coupled with the strength of our balance sheet and liquidity will provide us with sufficient resources to fund future investments in our lifestyle brands. While we believe that we have significant opportunities to appropriately deploy our capital and resources in our existing lifestyle brands, in the future, we may also add additional lifestyle brands to our portfolio, if we identify appropriate targets which meet our investment criteria.
Operating Groups
Our business is primarily operated through our operating groups: Tommy Bahama, Lilly Pulitzer, Lanier Clothes and Ben Sherman, each of which is described below. We identify our operating groups based on the way our management organizes the components of our business for purposes of allocating resources and assessing performance. Our operating group structure reflects a brand-focused management approach, emphasizing operational coordination and resource allocation across each brand's direct to consumer, wholesale and licensing operations. Corporate and Other is a reconciling category for reporting purposes and includes our corporate offices, substantially all financing activities, elimination of inter-segment sales, LIFO inventory accounting adjustments, other costs that are not allocated to the operating groups and operations of our other businesses which are not included in our four operating groups.
The table below presents net sales and operating information about our operating groups (in thousands).

	Fiscal 2014	Fiscal 2013
Net Sales
Tommy Bahama	$627,498	$584,941
Lilly Pulitzer	167,736	137,943
Lanier Clothes	112,934	109,530
Ben Sherman	77,481	67,218
Corporate and Other	12,157	17,465
Total	$997,806	$917,097
Operating Income (Loss)
Tommy Bahama	$71,132	$72,207
Lilly Pulitzer	32,190	25,951
Lanier Clothes	10,849	10,828
Ben Sherman	(10,832)	(13,131)
Corporate and Other (1)	(19,736)	(11,185)
Total operating income	$83,603	$84,670
_______________________________________________________________________________

(1)
The Fiscal 2014 operating loss for Corporate and Other included $2.1 million of LIFO accounting charges, with no significant LIFO accounting impact in Fiscal 2013. Additionally, Fiscal 2013 included a gain on sale of property of $1.6 million with no such gain in Fiscal 2014.

The table below presents the total assets of each of our operating groups (in thousands).

	January 31, 2015	February 1, 2014
Assets
Tommy Bahama	$428,835	$408,599
Lilly Pulitzer	108,969	101,704
Lanier Clothes	35,152	39,989
Ben Sherman	78,568	79,299
Corporate and Other	(6,457)	(2,286)
Total	$645,067	$627,305
Total assets for Corporate and Other include a LIFO reserve of $58.6 million and $56.7 million as of January 31, 2015 and February 1, 2014, respectively. For more details on each of our operating groups, see Note 2 of our consolidated financial statements and Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, both included in this report. For financial information by geographic areas, see Note 2 of our consolidated financial statements, included in this report.

Tommy Bahama
Tommy Bahama designs, sources, markets and distributes men's and women's sportswear and related products. The target consumers of Tommy Bahama are primarily affluent men and women age 35 and older who embrace a relaxed and casual approach to daily living. Tommy Bahama products can be found in our Tommy Bahama stores and on our Tommy Bahama e-commerce website, tommybahama.com, as well as in better department stores and independent specialty stores throughout the United States. We also operate Tommy Bahama restaurants and license the Tommy Bahama name for various product categories. During Fiscal 2014, 95% of Tommy Bahama's sales were to customers within the United States, with 3% of Tommy Bahama's sales in Canada and the remaining sales being in Australia and Asia.
We believe that the attraction of the Tommy Bahama brand to our consumers is a reflection of our efforts over many years of maintaining appropriate quality and design of our Tommy Bahama apparel, accessories and licensed products, limiting the distribution of Tommy Bahama products to a select tier of retailers and effectively communicating the relaxed and casual Tommy Bahama lifestyle to consumers. We expect to continue to follow this approach for the brand in the future. We believe that the retail sales value of all Tommy Bahama branded products sold during Fiscal 2014, including our estimate of retail sales by our wholesale customers and other third party retailers, exceeded $1.1 billion.
We believe there is ample opportunity to expand the reach of the Tommy Bahama brand, while at the same time maintaining the select distribution that Tommy Bahama has historically maintained. We believe that in order to take advantage of opportunities for long-term growth, we must continue to invest in the Tommy Bahama brand both domestically and internationally. These investments include amounts associated with capital expenditures and pre-opening expenses of new stores and restaurants; the remodeling of existing stores and restaurants; capital expenditures and ongoing expenses to enhance e-commerce and other technology capabilities; and capital expenditures related to sales, administration and distribution facilities.
While we believe there are abundant opportunities for continued growth in the United States, in recent years we have begun expansion of the Tommy Bahama brand into international markets. These efforts have included the acquisition of the assets and operations of the Tommy Bahama business from our former licensees in Australia in Fiscal 2012 and Canada in Fiscal 2013. The operations of these licensees in each of these countries had developed a certain level of brand awareness, but we determined that after considering the potential direct to consumer and wholesale growth opportunities, it was appropriate for us to re-acquire the rights to these operations.
We also commenced operations in Asia by opening retail store locations in Hong Kong, Macau, Singapore in Fiscal 2012 and Japan beginning in Fiscal 2013. The operations in Asia thus far have generated operating losses as we developed a significant Hong Kong-based team and infrastructure to support a larger Asia retail operation. The roll-out of retail stores in Asia has been at a modest pace as we have attempted to focus on improving store operations in Asia prior to engaging in a significant roll-out of additional stores. As a lifestyle brand which desires to remain primarily a full-price brand, we continue to believe it is appropriate that in certain key markets we initially set the tone for the brand rather than engaging a partner. However, in the future, in certain markets we may engage a local partner to accelerate growth.
At this time, we anticipate our near term focus in the Asia-Pacific region will be on our direct to consumer operations in Australia and Japan while at the same time reducing our infrastructure costs in Hong Kong to better align with our current Asia retail operations. By focusing on a limited number of international markets and increasing the store count in those locations, we believe we can do a better job of increasing brand awareness and sales by focusing our marketing spend in a location where the consumer has a variety of options for purchasing Tommy Bahama product, including our own retail stores, our wholesale customers' stores and an in-country Tommy Bahama website, which in the case of Japan launched in early Fiscal 2015. While we believe there are significant long-term opportunities for our Tommy Bahama operations in the Asia-Pacific region, we believe that the operating losses and capital expenditures associated with these operations will continue to put downward pressure on our operating margin in the near future until we have sufficient sales to leverage the operating costs.
Design, Sourcing, Marketing and Distribution
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
We operate a buying office located in Hong Kong to manage the production and sourcing of the substantial majority of our Tommy Bahama products. During Fiscal 2014, we utilized approximately 240 suppliers, which are primarily located in China, to manufacture our Tommy Bahama products. In Fiscal 2014, 80% of Tommy Bahama's product purchases were from manufacturers in China. The largest 10 suppliers of Tommy Bahama products provided 46% of the products acquired during Fiscal 2014.

We believe that advertising and marketing are an integral part of the long-term strategy of the Tommy Bahama brand, and we therefore devote significant resources to advertising and marketing. While the advertising for Tommy Bahama promotes our products, the primary emphasis is on brand image and brand lifestyle. We intend that Tommy Bahama's advertising will engage individuals within the brand's consumer demographic and guide them on a regular basis to our retail stores, e-commerce websites or wholesale customers' stores in search of our products. The marketing of the Tommy Bahama brand includes traditional media such as print, catalogs and other correspondence with customers, as well as moving media and trade show initiatives. However, an increasing amount of Tommy Bahama's marketing focus involves email, Internet and social media advertising. As a lifestyle brand, we believe that it is very important that Tommy Bahama communicate regularly with consumers via the use of email, Internet and social media about product offerings or other brand events in order to maintain and strengthen Tommy Bahama's connections with its consumers.
We also believe that highly visible retail store locations with creative design, broad merchandise selection and brand appropriate visual presentation are key enticements for customers to visit our retail stores and buy merchandise. We intend that our retail stores enhance the shopping experience of our customers, which we believe will increase consumer brand loyalty. Marketing initiatives at certain of our retail stores may include special event promotions and a variety of public relations activities designed to create awareness of our stores and products. At certain times during the year, two integral components of the marketing plan for Tommy Bahama include mailing loyalty gift cards to some of our loyal consumers for use in our stores during a specified time period and our "flip-side" events whereby if certain spending thresholds are achieved by the consumer in one transaction during a specified time period, the consumer earns a gift card to be used in our retail stores or on-line at a future date. We believe that our retail store operations as well as our traditional and electronic media communications increase the sales of our own retail stores and e-commerce operations, as well as the sales of our products for our wholesale customers.
For certain of our wholesale customers, we also provide point-of-sale materials and signage to enhance the presentation of our branded products at their retail locations and/or participate in cooperative advertising programs.
We operate a Tommy Bahama distribution center in Auburn, Washington, which serves our North American direct to consumer and wholesale operations. Activities at the distribution center include receiving finished goods from suppliers, inspecting the products and shipping the products to our Tommy Bahama stores, our wholesale customers and our e-commerce customers. We seek to maintain sufficient levels of Tommy Bahama inventory at the distribution center to support our direct to consumer operations, as well as pre-booked orders and some limited replenishment ordering for our wholesale customers. We utilize local third party distribution centers for our Asia-Pacific operations.
Direct to Consumer Operations
A key component of our Tommy Bahama growth strategy is to operate our own stores and e-commerce website, which we believe permits us to develop and build brand awareness by presenting our products in a setting specifically designed to showcase the aspirational lifestyle on which the products are based. Our Tommy Bahama direct to consumer channels, which consist of retail store, e-commerce and restaurant operations, in the aggregate, represented 74% of Tommy Bahama's net sales in Fiscal 2014. We expect the percentage of our Tommy Bahama sales which are direct to consumer sales will increase slightly in future years as we anticipate that the direct to consumer distribution channel will grow at a faster pace than the wholesale distribution channel. Retail store, e-commerce and restaurant net sales accounted for 50%, 14% and 10%, respectively, of Tommy Bahama's net sales in Fiscal 2014.
For Tommy Bahama's domestic full-price retail stores and restaurant-retail locations operating for the full Fiscal 2014 year, sales per gross square foot, excluding restaurant sales and restaurant space, were approximately $680 during Fiscal 2014, compared to $695 for stores operating for the full Fiscal 2013 year, with the decrease primarily reflecting Fiscal 2013 store openings having a lower sales per square foot than the overall average, partially offset by slightly favorable domestic comparable store sales on stores opened prior to Fiscal 2013. For international full-price retail stores and restaurant-retail locations located in Canada, Australia and Asia operating for the full Fiscal 2014 year, sales per gross square foot, excluding restaurant sales and restaurant space, were approximately $390 during Fiscal 2014. These per square foot sales amounts exclude the sales and square feet of our outlet stores. In Fiscal 2014, our domestic outlet stores and international outlet stores generated approximately $375 and $320, respectively, of sales per square foot for outlets open for the entire 2014 fiscal year. For relocated stores or outlets, for which the square feet changed during the year, if any, we included, for the purposes of the calculation above, the square feet of the relocated store based on the weighted average month-end square feet for the relocated store. During Fiscal 2014, 65% and 30% of our full-price retail store sales were sales of Tommy Bahama men's product and women's product, respectively with the remainder of the full-price retail store sales being home products and other accessories.
Our direct to consumer strategy for the Tommy Bahama brand includes locating and operating full-price retail stores in upscale malls, lifestyle shopping centers, resort destinations and brand appropriate street locations. Generally, we seek malls and shopping areas with high-profile or luxury consumer brands for our full-price retail stores. As of January 31, 2015, approximately 40% of our full-price Tommy Bahama retail locations are in regional malls, with the remainder primarily being stores in street-front locations or lifestyle centers. Our full-price retail stores allow us the opportunity to carry a full line of current season merchandise, including apparel, home products and accessories, all presented in an aspirational, island-inspired atmosphere designed to be relaxed, comfortable and unique. We believe that the Tommy Bahama retail stores provide high visibility for the brand and products, and allow us to stay close to the preferences of our consumers. Further, we believe that our presentation of products and our strategy to operate the retail stores as full-price stores with limited in-store promotional activities are good for the Tommy Bahama brand and, in turn, enhance business with our wholesale customers. Generally, we believe there are opportunities for retail stores in warmer and colder climates, as we believe the more important consideration is whether the location attracts the affluent consumer that we are targeting. Further, as recent new store openings have enhanced e-commerce sales within the local geographic area, we believe that there are ample opportunities for additional Tommy Bahama retail store locations.
Our Tommy Bahama outlet stores, which generated 11% of our total Tommy Bahama net sales in Fiscal 2014, are generally located in outlet shopping centers that include upscale retailers and serve an important role in overall inventory management by allowing us to sell discontinued and out-of-season products at better prices than are otherwise available from outside parties. We believe that this approach helps us protect the integrity of the Tommy Bahama brand by allowing our full-price retail stores to limit promotional activity and controlling the distribution of discontinued and out-of-season product. To supplement the clearance items sold in Tommy Bahama outlets, approximately 20% of the product sold in our Tommy Bahama outlets was made specifically for our outlets. At this time and based on our anticipated proportion of clearance versus made for items in our outlet stores, we anticipate that we would generally operate one outlet for approximately every three full-price stores.
As of January 31, 2015 we operated 15 restaurants, generally adjacent to a Tommy Bahama full-price retail store location, which together we often refer to as islands. These restaurant-retail locations provide us with the opportunity to immerse customers in the ultimate Tommy Bahama experience. We do not anticipate that most of our retail locations will have an adjacent restaurant; however, in select high-profile, brand appropriate locations, such as Naples and Jupiter, Florida, and New York City, as well as the Waikiki, Hawaii location scheduled to open in Fiscal 2015, we have determined that an adjacent restaurant can further enhance the image of the brand. The net sales per square foot in our domestic full-price retail stores which are adjacent to a restaurant are on average two times the sales per square foot of our domestic full-price retail stores not adjacent to a restaurant. We believe that the experience of a meal or drink in a Tommy Bahama restaurant may entice the customer to purchase additional Tommy Bahama merchandise and potentially provide a memorable consumer experience that further enhances the relationship between Tommy Bahama and the consumer.
As of January 31, 2015, the total square feet of space utilized for our Tommy Bahama full-price retail store and outlet store operations was 0.6 million with another 0.1 million of total square feet utilized in our Tommy Bahama restaurant operations. The table below provides certain information regarding Tommy Bahama retail stores operated by us as of January 31, 2015.

	Full-Price Retail Stores	Outlet Stores	Restaurant-Retail Locations	Total
Florida	20	4	5	29
California	15	5	3	23
Texas	5	4	1	10
Hawaii	4	1	2	7
Nevada	3	1	1	5
Maryland	3	2	—	5
Other states	34	18	2	54
Total domestic	84	35	14	133
Canada	6	3	—	9
Total North America	90	38	14	142
Australia	7	1	—	8
Japan	1	1	1	3
Other international	3	1	—	4
Total	101	41	15	157
Average square feet per store(1)	3,500	4,600	11,300
Total square feet at year end	350,000	190,000	170,000
_______________________________________________________________________________

(1)	Average square feet for restaurant-retail locations include average retail space and restaurant space of 4,000 and 7,300 square feet, respectively.
The table below reflects the changes in store count for Tommy Bahama stores during Fiscal 2014.

	Full-Price Retail Stores	Outlet Stores	Restaurant-Retail Locations	Total
Open as of beginning of fiscal year	91	36	14	141
Opened during fiscal year	10	5	1	16
Open as of end of fiscal year	101	41	15	157
During Fiscal 2014, the average total gross square feet, calculated as the average of the total gross square feet at the beginning and end of each quarter during the year, of full-price retail space, including the retail portion of our Tommy Bahama restaurant-retail locations, used in our domestic and international retail operations for Tommy Bahama was approximately 385,000 square feet, while the average total gross square feet of space used in our domestic and international Tommy Bahama outlet operations was approximately 175,000 square feet. In Fiscal 2015 and beyond, we currently expect to open approximately eight to 10 domestic retail locations per year. The majority of these locations in Fiscal 2015 are expected to be full-price stores along with one restaurant-retail location in Waikiki, Hawaii. Additionally, we expect to open two or three international stores in Fiscal 2015.
The operation of full-price retail stores, outlet stores and restaurant-retail locations requires a greater amount of initial capital investment than wholesale operations, as well as greater ongoing operating costs. We estimate that we will spend approximately $1.0 million and $0.5 million on average in connection with the build-out of a domestic full-price retail store and domestic outlet store, respectively. However, individual locations, particularly those in urban locations, may require investments greater than these amounts depending on a variety of factors, including the location and size of the store. Recently, we have opened certain stores using a smaller footprint of approximately 2,500 square feet in select locations, which allows us to minimize the cost of the store build-out on these stores.
The cost of a restaurant-retail location is significantly more than the cost of a retail store and can vary significantly depending on a variety of factors. Historically, the cost of our restaurant-retail locations has been approximately $5 million; however, we have spent significantly more than that amount for certain locations. For the Waikiki, Hawaii restaurant-retail location which we expect to open in late Fiscal 2015, we anticipate a cost of approximately $12 million. Also, the international retail store and outlet store locations that we open in the future may be more expensive than our domestic retail stores depending on the location and size of the store as well as the impact of foreign currency exchange rates and other factors. For most of our stores, the landlord provides certain incentives to fund a portion of our capital expenditures.
We also incur capital expenditures when a lease expires and we determine it is appropriate to relocate a store to a new location in the same vicinity as the previous store. The cost of store relocations is generally comparable to the costs of opening a new full-price retail store or outlet store. Additionally, we also incur capital expenditure costs related to periodic remodels of existing stores, particularly when we renew or extend a lease beyond the original lease term, or otherwise determine that a remodel of a store is appropriate. As we reach the expirations of more of our lease agreements in the near future, we anticipate that the capital expenditures for relocations and remodels, in the aggregate, may increase in future periods.
In addition to our full-price retail stores and outlet stores, our direct to consumer approach includes various e-commerce websites, including the tommybahama.com website and the tommybahama.jp website, which launched in February 2015. During Fiscal 2014, e-commerce sales represented 14% of Tommy Bahama's net sales. Our Tommy Bahama websites allow consumers to buy Tommy Bahama products directly from us via the Internet. These websites also enable us to increase our database of consumer contacts, which allows us to communicate directly and frequently with consenting consumers. As we reach more customers in the future, we anticipate that our e-commerce distribution channel for Tommy Bahama will continue to grow at a faster pace than our domestic retail store operations or wholesale operations. Also, we expect to continue to have a select number of e-commerce flash clearance sales, which represented 9% of Tommy Bahama e-commerce sales in Fiscal 2014, using our outlettommybahama.com website as a means of complementing our outlets in liquidating discontinued or out-of-season inventory, in a brand appropriate manner.
Wholesale Operations
To complement our direct to consumer operations and have access to a larger group of consumers, including those who may wish to shop at specialty stores or department stores, we continue to maintain our wholesale operations for Tommy Bahama through better department stores and specialty stores that generally follow a full-price retail model approach with limited discounting. We value our long-standing relationships with our wholesale customers and are committed to working with them to enhance the success of the Tommy Bahama brand within their stores. We believe that the integrity and continued success of the Tommy Bahama brand, including its direct to consumer operations, is dependent, in part, upon the continued controlled wholesale distribution with careful selection of the retailers through which Tommy Bahama products are sold. As a result of this approach to limiting our wholesale customers, we believe that sales growth in our men's apparel wholesale business, which represented approximately 81% of Tommy Bahama's wholesale sales in Fiscal 2014, may be somewhat limited domestically. However, we believe that we have significant opportunities for wholesale sales increases for our Tommy Bahama women's business, which represented approximately 16% of Tommy Bahama's wholesale sales in Fiscal 2014, and our Tommy Bahama footwear business. Overall, we expect that the Tommy Bahama wholesale business will grow at a slower rate than the direct to consumer distribution channel.
Wholesale sales for Tommy Bahama accounted for 26% of Tommy Bahama's net sales in Fiscal 2014. During Fiscal 2014, 15% of Tommy Bahama's net sales were to Tommy Bahama's five largest wholesale customers, with its largest customer representing 6% of Tommy Bahama's net sales. Approximately half of Tommy Bahama's wholesale business reflects sales to its two largest customers, in the aggregate, with the remaining wholesale sales being sales to other department and specialty stores. Tommy Bahama products are available in more than 2,000 retail locations.
We maintain Tommy Bahama apparel sales offices and showrooms in New York and Seattle, as well as other locations, to facilitate sales to our wholesale customers. Our Tommy Bahama wholesale operations utilize a sales force predominantly consisting of independent commissioned sales representatives.
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
Our agreements with Tommy Bahama licensees are for specific geographic areas and expire at various dates in the future, and in limited cases include contingent renewal options. Generally, the agreements require minimum royalty payments as well as additional royalty payments and, in some cases, advertising payments and/or obligations to expend certain funds towards marketing the brand on an approved basis calculated as specified percentages of the licensee's net sales of the licensed products. Our license agreements generally provide us the right to approve all products, advertising and proposed channels of distribution.
Third party license arrangements for our Tommy Bahama products include the following product categories:

Men's and women's watches	Ceiling fans	Indoor furniture
Men's and women's headwear	Rugs	Outdoor furniture and related products
Men's socks	Fabrics	Bedding and bath linens
Mattresses	Belts, leather goods and gifts	Table top accessories
Sleepwear	Luggage	Suncare products
Shampoo, soap and bath amenities	Fragrances
In addition to our licenses for the specific product categories listed above, we may enter into certain international license agreements which allow those licensees to distribute certain Tommy Bahama branded products within certain countries or regions. As of January 31, 2015, we have one such agreement for the Middle East. Substantially all of the products sold by the licensee are identical to the products sold in our own Tommy Bahama stores. In addition to selling Tommy Bahama goods to wholesale accounts, the licensee operates four retail stores.
Seasonal Aspects of Business
Tommy Bahama's operating results are impacted by seasonality as the demand by specific product or style, as well as by distribution channel, may vary significantly depending on the time of year. The following table presents the percentage of net sales and operating income for Tommy Bahama by quarter for Fiscal 2014:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	25%	25%	20%	30%
Operating income	28%	31%	—%	41%
As the timing of certain unusual or non-recurring items, economic conditions, wholesale product shipments or other factors affecting the business may vary from one year to the next, we do not believe that net sales or operating income for any particular quarter or the distribution of net sales and operating income for Fiscal 2014 are necessarily indicative of anticipated results for the full fiscal year or expected distribution in future years.
The timing of Tommy Bahama's sales in the direct to consumer and wholesale distribution channels generally varies. Typically, the demand in the direct to consumer operations, including sales at our own stores and e-commerce site, for Tommy Bahama products in our principal markets is generally higher in the spring, summer and holiday seasons and lower in the fall season. However, wholesale product shipments are generally shipped prior to each of the retail selling seasons. As the allocation of sales within a quarter is impacted by the seasonality of direct to consumer and wholesale sales, we have presented in the following table the proportion of net sales for each quarter represented by each distribution channel for Fiscal 2014, which may not necessarily be indicative of the allocation of sales within any particular quarter in future periods:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Full price retail stores and outlets	46%	54%	47%	51%	50%
E-commerce	11%	15%	11%	19%	14%
Restaurant	12%	10%	10%	9%	10%
Wholesale	31%	21%	32%	21%	26%
Total	100%	100%	100%	100%	100%
Lilly Pulitzer
Lilly Pulitzer designs, sources, markets and distributes upscale collections of women's and girl's dresses, sportswear and related products. The Lilly Pulitzer brand was originally created in the late 1950's by Lilly Pulitzer and is an affluent brand with a heritage and aesthetic based on the Palm Beach resort lifestyle. The brand is somewhat unique among women's brands in that it has demonstrated multi-generational appeal, including young women in college or recently graduated from college; young mothers with their daughters; and women who are not tied to the academic calendar. Lilly Pulitzer products can be found in our owned Lilly Pulitzer stores, in Lilly Pulitzer Signature Stores, which are described below, and on our Lilly Pulitzer website, lillypulitzer.com, as well as in better department and independent specialty stores. During Fiscal 2014, 42% and 38% of Lilly Pulitzer's net sales were for women's sportswear and dresses, respectively, with the remaining sales consisting of Lilly Pulitzer accessories, including scarves, bags, jewelry and belts; children's apparel; footwear; and licensed products. We also license the Lilly Pulitzer name for various product categories.
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
We believe the attraction of the Lilly Pulitzer brand to our consumers is a reflection of years of maintaining appropriate quality and design of the Lilly Pulitzer apparel, accessories and licensed products, restricting the distribution of the Lilly Pulitzer products to a select tier of retailers and effectively communicating the message of Lilly's optimistic Palm Beach resort chic lifestyle. We believe this approach to quality, design, distribution and communication has been critical in allowing us to achieve the current retail price points for Lilly Pulitzer products. We believe that the retail sales value of all Lilly Pulitzer branded products sold during Fiscal 2014, including our estimate of retail sales by our wholesale customers and other third party retailers, exceeded $225 million.
Design, Sourcing, Marketing and Distribution
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
Lilly Pulitzer utilizes a combination of in-house employees in our King of Prussia and Hong Kong offices and third party buying agents primarily based in Asia to manage the production and sourcing of the Lilly Pulitzer apparel products. Through its buying agents and direct sourcing, Lilly Pulitzer used approximately 45 suppliers, with the largest 10 suppliers providing 63% of the Lilly Pulitzer products acquired during Fiscal 2014. In Fiscal 2014, 66% of Lilly Pulitzer's product purchases were from manufacturers located in China.
We believe that advertising and marketing are an integral part of the long-term strategy of the Lilly Pulitzer brand, and we therefore devote significant resources to advertising and marketing. We intend that Lilly Pulitzer's advertising will engage individuals within the brand's consumer demographic and guide them on a regular basis to our retail stores, e-commerce websites and wholesale customers' stores in search of our products. The marketing of the Lilly Pulitzer brand includes traditional media such as print, catalogs and other correspondence with customers, as well as moving media and trade show initiatives. However, an increasing amount of Lilly Pulitzer's marketing focus involves email, Internet and social media advertising. We believe that it is very important that a lifestyle brand effectively communicate with consumers on a regular basis via the use of email, Internet and social media about product offerings or other brand events in order to maintain and strengthen the brands' connections with consumers.
In addition to our ongoing Lilly Pulitzer marketing initiatives, we are also excited about a specific one-time marketing program for Fiscal 2015. This initiative is a single delivery design collaboration with the Target Corporation where Lilly Pulitzer provided certain designs and prints to Target, and Target used those prints on a collection of 250 pieces spanning apparel, accessories and shoes for women and girls, as well as home accents, outdoor entertaining accessories, beach gear and travel essentials. This single delivery program launches in April in all domestic Target locations and on the Target website. Target will highlight the collaboration in its marketing materials in connection with the launch. This marketing program will provide a significant amount of national exposure for the Lilly Pulitzer brand. We believe that this marketing exposure will introduce the Lilly Pulitzer brand to new potential consumers both on the East Coast where the brand has a very strong brand recognition and also west of the Mississippi River, where Lilly Pulitzer generated approximately 10% of its Fiscal 2014 sales. From a financial perspective, we do not expect a significant impact on our Fiscal 2015 operating results as we will not recognize any product sales or have inventory exposure related to the program; however, we believe that in the long-term, the collaboration will enhance the awareness of the Lilly Pulitzer brand.
We believe that highly visible retail store locations with creative design, broad merchandise selection and brand appropriate visual presentation are key enticements for customers to visit our retail stores and buy merchandise. We intend that our retail stores enhance the shopping experience of our customers, which we believe will increase consumer brand loyalty. Marketing initiatives at certain of our retail stores may include special event promotions and a variety of public relations activities designed to create awareness of our stores and products. At certain times during the year, an integral part of the marketing plan for Lilly Pulitzer includes certain gift with purchase programs where the consumer earns the right to a Lilly Pulitzer gift product if certain spending thresholds are achieved by the consumer. We believe that our retail store operations as well as our traditional and electronic media communications increase the sales of our own retail stores and e-commerce operations, as well as the sales of our products for our wholesale customers.
For certain of our wholesale customers, we also provide point-of-sale materials and signage to enhance the presentation of our branded products at their retail locations and/or participate in cooperative advertising programs.
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
Direct to Consumer Operations
A key component of our Lilly Pulitzer growth strategy is to operate our own stores and e-commerce website which we believe permits us to develop and build brand awareness by presenting products in a setting specifically designed to showcase the aspirational lifestyle on which they are based. The distribution channels included in Lilly Pulitzer's direct to consumer strategy consist of full-price retail store and e-commerce operations and represented 62% of Lilly Pulitzer's net sales in Fiscal 2014, compared to 57% in Fiscal 2013. We expect the percentage of our Lilly Pulitzer sales which are direct to consumer sales will increase in future years as we anticipate that the full-price retail and e-commerce components of the Lilly Pulitzer business will continue to grow at a faster rate than the wholesale distribution channel.

Our direct to consumer strategy for the Lilly Pulitzer brand includes operating full-price retail stores in higher-end malls, lifestyle shopping centers, resort destinations and brand-appropriate street locations. As of January 31, 2015, 14 of the Lilly Pulitzer stores were located in indoor regional malls and eight of the Lilly Pulitzer stores were located in outdoor regional lifestyle centers with the remaining locations being street locations. Each retail store carries a wide range of merchandise, including apparel, footwear and accessories, all presented in a manner intended to enhance the Lilly Pulitzer image, brand awareness and acceptance. Our Lilly Pulitzer retail stores allow us to present Lilly Pulitzer's full line of current season products. We believe our Lilly Pulitzer retail stores provide high visibility for the brand and products and also enable us to stay close to the needs and preferences of consumers. Also, we believe that our presentation of products and our strategy to operate the retail stores as full-price stores with limited promotional activities complement our business with our wholesale customers. Generally, we believe there are opportunities for retail stores in warmer and colder climates, as we believe the more important consideration is whether the location attracts the affluent consumer that we are targeting.
Lilly Pulitzer's retail store sales per gross square foot for Fiscal 2014 were approximately $730 for the 23 retail stores which were open the full Fiscal 2014 year compared to approximately $645 for the 19 Lilly Pulitzer stores open for the full Fiscal 2013 year. For relocated stores, if any, for which the square feet changed during the year, we included, for the purposes of the calculation above, the square feet of the relocated store based on the weighted average month-end square feet for the relocated store. The increase in sales per gross square foot from the prior year was primarily due to higher comparable store sales in stores open prior to Fiscal 2013 as well as the favorable impact of the inclusion of the stores opened in Fiscal 2013 in the Fiscal 2014 calculation.
The table below provides certain information regarding Lilly Pulitzer retail stores as of January 31, 2015.

Number of Full-Price Retail Stores
Florida	9
New York	3
Maryland	2
North Carolina	2
Ohio	2
Pennsylvania	2
Texas	2
Other	6
Total	28
Average square feet per store	2,800
Total square feet at year-end	79,000
The table below reflects the changes in store count for Lilly Pulitzer stores during Fiscal 2014.

Full-Price Retail Stores
Open as of beginning of fiscal year	23
Opened during fiscal year	5
Open as of end of fiscal year	28
During Fiscal 2014, the average total gross square feet, calculated as the average of the total gross square feet at the beginning and end of each quarter during the year, of retail space was approximately 75,000 square feet. In Fiscal 2015, we expect to open six retail stores, and we expect to maintain a pace of four to six stores a year after Fiscal 2015. Although the timing of all of our store openings have not been finalized, we anticipate opening full-price retail store locations in Kiawah Island, South Carolina; Nashville, Tennessee; Chicago, Illinois; and Orlando, Coral Gables and Coconut Point, Florida in Fiscal 2015. All but one of these stores is expected to open in the first half of the year.
The operation of full-price retail stores requires a greater amount of initial capital investment than wholesale operations, as well as greater ongoing operating costs. We anticipate that most future full-price retail store openings will generally be 2,500 square feet on average; however, many stores will be larger or smaller than 2,500 square feet with the determination of size of the store depending on a variety of criteria. To open a 2,500 square foot Lilly Pulitzer full-price retail store, we anticipate capital expenditures of approximately $0.7 million on average. For most of our retail stores, the landlord provides certain incentives to fund a portion of our capital expenditures.
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
In addition to operating Lilly Pulitzer full-price retail stores, another key element of our direct to consumer strategy is the lillypulitzer.com website, which represented 28% of Lilly Pulitzer's net sales in Fiscal 2014 compared to 25% in Fiscal 2013. The Lilly Pulitzer e-commerce business has experienced significant growth in recent years and we anticipate that the rate of growth of the e-commerce business will remain strong in the future.
We also utilize the Lilly Pulitzer website as an effective means of liquidating discontinued or out-of-season inventory, which is an ongoing part of any apparel business, in a brand appropriate manner. Usually, we have two e-commerce flash clearance sales per year, both of which are in typical industry end of season promotional periods. These sales are brand appropriate events that create a significant amount of excitement with loyal Lilly Pulitzer consumers, who are looking for an opportunity to purchase Lilly Pulitzer products at a discounted price. Each of these two e-commerce flash clearance sales are for a very limited number of days, allowing the Lilly Pulitzer website to essentially remain full-price for the remainder of the year. During Fiscal 2014, approximately 36% of Lilly Pulitzer's e-commerce sales were e-commerce flash clearance sales.
Wholesale Operations
To complement our direct to consumer operations and have access to a larger group of consumers, including those who may wish to shop at a specialty store or department store, we continue to maintain our wholesale operations for Lilly Pulitzer through better department stores and specialty stores that generally follow a full-price retail model approach with limited discounting. Although we do not expect that the Lilly Pulitzer wholesale business will grow at the same pace as the direct to consumer distribution channel, we value our long-standing relationships with our wholesale customers and are committed to working with them to enhance the success of the Lilly Pulitzer brand within their stores. We believe that the integrity and continued success of the Lilly Pulitzer brand, including its direct to consumer operations, is dependent, in part, upon controlled wholesale distribution with careful selection of the retailers through which Lilly Pulitzer products are sold. During Fiscal 2014, 38% of Lilly Pulitzer's net sales were sales to wholesale customers, with Lilly Pulitzer products available in more than 600 retail locations.
During Fiscal 2014, almost half of Lilly Pulitzer's wholesale sales were to certain wholesale customers, which we refer to as Lilly Pulitzer Signature Stores. For these stores, we enter into agreements whereby we grant the other party the right to independently operate one or more stores as a Lilly Pulitzer Signature Store, subject to certain conditions, including designating substantially all the store specifically for Lilly Pulitzer products and adhering to certain trademark usage requirements. These agreements are generally for a one- or two-year period. We sell products to these Lilly Pulitzer Signature Stores on a wholesale basis and do not receive royalty income associated with these sales. As of January 31, 2015, there were 71 Lilly Pulitzer Signature Stores.
The remaining wholesale sales were to better department stores and specialty stores. Lilly Pulitzer's net sales to its five largest wholesale customers represented 16% of Lilly Pulitzer's net sales in Fiscal 2014 with its largest customer representing 6% of Lilly Pulitzer's net sales.
We maintain Lilly Pulitzer apparel sales offices and showrooms in both King of Prussia, Pennsylvania and New York City. Our wholesale operations for Lilly Pulitzer utilize a sales force consisting of salaried sales employees.
Licensing Operations
We license the Lilly Pulitzer trademark to licensees in categories beyond Lilly Pulitzer's core product categories. In the long-term, we believe licensing may be an attractive business opportunity for the Lilly Pulitzer brand, particularly once our direct to consumer presence has expanded. Once a brand is established, licensing requires modest additional investment but can yield high-margin income. It also affords the opportunity to enhance overall brand awareness and exposure. In evaluating a potential Lilly Pulitzer licensee, we consider the candidate's experience, financial stability, manufacturing performance and marketing ability. We also evaluate the marketability and compatibility of the proposed products with other Lilly Pulitzer brand products.
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
Third party license arrangements for Lilly Pulitzer products include the following product categories: bedding and home fashions; home furnishing fabrics; stationery and gift products; and eyewear.
Seasonal Aspects of Business
Lilly Pulitzer's operating results are impacted by seasonality as the demand by specific product or style as well as demand by distribution channel may vary significantly depending on the time of year. The following table presents the percentage of net sales and operating income for Lilly Pulitzer by quarter for Fiscal 2014:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	30%	28%	21%	21%
Operating income	46%	35%	13%	6%
As the timing of certain unusual or non-recurring items, economic conditions, wholesale product shipments or other factors affecting the business may vary from one year to the next, we do not believe that net sales or operating income for any particular quarter or the distribution of net sales for Fiscal 2014 are necessarily indicative of anticipated results for the full fiscal year or expected distribution in future years.
The timing of Lilly Pulitzer's sales in the direct to consumer and wholesale distribution channels generally varies. Typically, the demand in the direct to consumer operations, including sales for our own stores and e-commerce sites, for Lilly Pulitzer products in our principal markets is generally higher in the spring, summer and resort seasons and lower in the fall season. However, wholesale product shipments are generally shipped prior to each of the retail selling seasons. Further, in the third quarter of our fiscal year, which has not historically been a strong direct to consumer or wholesale quarter for Lilly Pulitzer, Lilly Pulitzer has historically held a significant e-commerce flash clearance sale which results in e-commerce sales representing a larger percentage of total sales than in other fiscal quarters. As the allocation of sales within a quarter is impacted by the seasonality of direct to consumer and wholesale sales, we have presented in the following table the proportion of net sales for each quarter represented by each distribution channel for Fiscal 2014, which may not be indicative of the allocation of sales by distribution channel in future periods:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Full price retail stores	31%	45%	26%	33%	34%
E-commerce	18%	23%	44%	32%	28%
Wholesale	51%	32%	30%	35%	38%
Total	100%	100%	100%	100%	100%
Lanier Clothes
Lanier Clothes designs, sources and distributes branded and private label men's apparel, with a focus on tailored clothing, including suits, sportcoats, suit separates and dress slacks, as well as casual pants and other dress apparel, across a wide range of price points, with the majority of the business at moderate price points. The majority of our Lanier Clothes products are sold under certain trademarks licensed to us by third parties. Licensed brands include Kenneth Cole®, Dockers® and Geoffrey Beene®. Additionally, we design and market products for our owned Billy London® brand. In addition to these branded businesses, Lanier Clothes designs and sources private label apparel products for certain customers, including a large private label pants program for a warehouse club. The private label programs offer the retailer product exclusivity at generally higher gross margins than they would achieve on branded products, while allowing us the opportunity to leverage our design, sourcing and distribution infrastructure. Sales of branded products represented approximately 67% of Lanier Clothes' net sales during Fiscal 2014.
Our Lanier Clothes products are sold to department stores, national chains, warehouse clubs, discount retailers, specialty retailers and others throughout the United States. Lanier Clothes' products are sold in more than 5,000 retail locations. In Lanier Clothes, we have long-standing relationships with some of the United States' largest retailers. During Fiscal 2014, Lanier Clothes' four largest customers represented 20%, 16%, 15% and 11% of Lanier Clothes' net sales, while sales to Lanier Clothes' 10 largest customers represented 86% of Lanier Clothes' net sales. The amount and percentage of net sales attributable to an individual customer in future years may be different than Fiscal 2014 amounts as sales are not tied to long-term contracts.

As much of Lanier Clothes' private label sales are program based, where for each program or season Lanier Clothes must bid for a program, an individual customer could increase, decrease or discontinue its purchases from us at any time. Thus, significant fluctuations in Lanier Clothes' operating results from one year to the next may result, particularly if a program is not renewed, the customer decides to use another vendor, we determine that the return on the program is not acceptable to us, a new program is initiated, there is a significant increase in the size of the program or otherwise. Additionally, in accordance with normal industry practice, as part of maintaining an ongoing relationship with certain customers, Lanier Clothes may be required to provide cooperative advertising or other incentives to the customer.
The moderate price point tailored clothing market is an extremely competitive apparel sector with significant competition at retail and gross margin pressures due to retail sales price pressures and sourcing cost increases as fewer low cost sourcing alternatives exist. We believe that our Lanier Clothes business has historically excelled at bringing quality products to our customers at competitive prices and managing inventory risk appropriately while requiring minimal capital expenditure investments.
Design, Manufacturing, Sourcing, Marketing and Distribution
We believe that superior customer service and supply chain management, as well as the design of quality products, are all integral components of our strategy in the branded and private label tailored clothing market. Our Lanier Clothes' design teams, which are located in New York City, focus on the target consumer for each brand. The design process combines feedback from buyers and sales agents along with market trend research and input from manufacturers. Our various Lanier Clothes products are manufactured from a variety of fibers, including wool, silk, linen, cotton and other natural fibers, as well as synthetics and blends of these materials.
Lanier Clothes manages production in Asia and Latin America through a combination of efforts from our Lanier Clothes offices in Atlanta, Georgia and third party buying agents. Lanier Clothes' sourcing operations are also supplemented, as appropriate, by third party contractors who may provide certain sourcing functions or in-country quality assurance to further enhance Lanier Clothes' global sourcing operations. During Fiscal 2014, 64% and 15% of Lanier Clothes product purchases were from manufacturers located in Vietnam and India, respectively. Lanier Clothes purchased goods from approximately 115 suppliers in Fiscal 2014. The 10 largest suppliers of Lanier Clothes provided 88% of the finished goods and raw materials Lanier Clothes acquired from third parties during Fiscal 2014, with 35% of our product purchases being from our largest third party supplier. In addition to purchasing products from third parties in Vietnam, India and other countries, Lanier Clothes operates a manufacturing facility, located in Merida, Mexico, which produced 13% of our Lanier Clothes products during Fiscal 2014.
The advertising efforts of Lanier Clothes are much more product specific than advertising for our owned lifestyle brands. For Lanier Clothes' branded products, advertising primarily consists of co-operative advertising with our larger customers, contributions to the licensor based on a specified percentage of our net sales to fund the licensor's general brand advertising initiatives and attending brand appropriate trade shows. As a provider of private label apparel, we are generally not responsible for advertising for private label brands.
For Lanier Clothes, we utilize a distribution center located in Toccoa, Georgia, as well as third party distribution centers for certain of our product shipments, where we receive goods from our suppliers, inspect those products and ship the goods to our customers. We seek to maintain sufficient levels of inventory to support programs for pre-booked orders and to meet customer demand for at-once ordering, including when consumers purchase products from our customers' websites and we ship directly to the consumer. For certain standard tailored clothing product styles, we maintain in-stock replenishment programs, providing shipment to customers within just a few days of receiving the order. These types of programs generally require higher inventory levels. Disposal of excess prior-season inventory is an ongoing part of our business and Lanier Clothes utilizes various off-price retailers to sell such products.
We maintain apparel sales offices and showrooms for our Lanier Clothes products in several locations, including New York City and Atlanta and employ a sales force consisting of salaried employees. Lanier Clothes operates the billylondonuk.com and menstailoreddirect.com websites, where certain Lanier Clothes products may be purchased on-line directly by consumers. In addition, Lanier Clothes also ships certain products directly to consumers who purchase products from the websites of certain of our wholesale customers.
Seasonal Aspects of Business
Lanier Clothes' operating results are impacted by seasonality as the demand by specific product or style may vary significantly depending on the time of year. As a wholesale apparel business, in which product shipments generally occur prior to the retail selling seasons, the seasonality of Lanier Clothes generally reflects stronger spring and fall wholesale deliveries which typically occur in our first and third quarters; however, in some fiscal years this will not be the case due to much of

Lanier Clothes' operations being program-driven businesses. The following table presents the percentage of net sales and operating income for Lanier Clothes by quarter for Fiscal 2014:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	25%	19%	32%	24%
Operating income	25%	14%	32%	29%
As the timing of certain unusual or non-recurring items, economic conditions, wholesale product shipments, the introduction of new programs, the loss of programs or customers or other factors affecting the business may vary from one year to the next, we do not believe that net sales or operating income for any particular quarter or the distribution of net sales and operating income for Fiscal 2014 are necessarily indicative of anticipated results for the full fiscal year or expected distribution in future years.
Ben Sherman
Ben Sherman is a London-based designer, marketer and distributor of men's branded sportswear and related products. Ben Sherman was established in 1963 as an edgy shirt brand that was adopted by the followers of the contemporary London music scene known as modernists or "Mods" and has throughout its history been inspired by what is new and current in British art, music, culture and style. The brand has evolved into a British lifestyle brand of apparel targeted at style conscious men ages 25 to 40 in multiple markets throughout the world. During Fiscal 2014, approximately 40%, 25% and 25% of Ben Sherman's net sales occurred in the United Kingdom, continental Europe and the United States, respectively. Ben Sherman products can be found in better department stores, specialty stores and our owned and licensed Ben Sherman retail stores, as well as on the Ben Sherman e-commerce websites. We also license the Ben Sherman name for various product categories.
We believe the attraction of the Ben Sherman brand to our consumers is a reflection of our efforts to ensure that we maintain appropriate quality and design of our apparel and licensed products, while also implementing restricted distribution of the Ben Sherman products to a select tier of retailers. We believe this approach to quality, design and distribution increases consumer desire for Ben Sherman products. We believe that the retail sales value of all Ben Sherman branded products sold during Fiscal 2014, including our estimate of retail sales by our wholesale customers and other third party retailers, was approximately $225 million.
Ben Sherman has faced challenges in recent years. At the same time, we elevated the wholesale distribution of the Ben Sherman brand. Although we have made significant strides in elevating our wholesale distribution, we have not realized enough sales at higher distribution levels to date to replace the sales from accounts that we exited. On March 24, 2015, our Board of Directors authorized our management to pursue a sale of the Ben Sherman business.  We have engaged Financo, Ltd. as our financial advisor to assist in the transaction process. We plan to continue to operate the Ben Sherman business during the process, and although we expect to complete a sale within Fiscal 2015 no specific timetable has been set for consummation of a transaction. There can be no assurance that a transaction will take place, and our Board of Directors may consider other alternatives for the Ben Sherman business that it believes are in the best interest of shareholders.
Design, Sourcing, Marketing and Distribution
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
We primarily utilize a large third party buying agent based in Hong Kong to manage the production and sourcing of the majority of our Ben Sherman apparel products, supplemented by our sourcing office in India. During Fiscal 2014 we used approximately 50 suppliers primarily located in Asia to manufacture our Ben Sherman products. During Fiscal 2014, 38% and 33% of our Ben Sherman apparel products were sourced from China and India, respectively, while the largest 10 suppliers provided 67% of the Ben Sherman products acquired during Fiscal 2014.
We believe that advertising and marketing are an integral part of the long-term strategy of the Ben Sherman brand, and we therefore devote significant resources to advertising and marketing. We intend that Ben Sherman advertising will engage individuals within the brand's consumer demographic and guide them on a regular basis to our retail stores, e-commerce websites and wholesale customers' stores in search of our products. The marketing of the Ben Sherman brand includes traditional media such as print, catalogs and other correspondence with customers, as well as moving media and trade show initiatives. However, an increasing amount of Ben Sherman's marketing focus involves email, Internet and social media advertising. We believe that it is very important that a lifestyle brand communicate regularly with consumers via the use of email, Internet and social media about product offerings or other brand events in order to maintain and strengthen the brands' connections with its consumers.
We also believe that highly visible retail store locations with creative design, broad merchandise selection and brand appropriate visual presentation are key enticements for customers to visit our retail stores and buy merchandise. We intend that our retail stores enhance the shopping experience of our customers, which we believe will increase consumer brand loyalty. Marketing initiatives at certain of our retail stores may include special event promotions and a variety of public relations activities designed to create awareness of our stores and products. We believe that our retail store operations as well as our traditional and electronic media communications increase the sales of our own retail stores and e-commerce operations, as well as the sales of our products for our wholesale customers.
For certain of our wholesale customers, we also provide point-of-sale materials and signage to enhance the presentation of our branded products at their retail locations and/or participate in cooperative advertising programs.
Ben Sherman uses a third party distribution center in the United Kingdom for its products sold in the United Kingdom and continental Europe. This distribution center provides warehouse and distribution services for our Ben Sherman products sold in the United Kingdom and continental Europe. In the United States, distribution services are performed for Ben Sherman at our owned distribution center in Lyons, Georgia. Distribution center activities include receiving finished goods, inspecting the products and shipping the products to wholesale customers, our Ben Sherman retail stores and our e-commerce customers. We seek to maintain sufficient levels of inventory to support pre-booked orders and some limited replenishment ordering for our wholesale customers as well as sales for our direct to consumer operations. Disposal of excess prior-season inventory is an ongoing part of our business and Ben Sherman utilizes a combination of sales in its own outlet stores and sales to off-price retailers to sell such inventory.
Wholesale Operations
During Fiscal 2014, 55% of Ben Sherman's net sales were sales to wholesale customers, including international distributors, with Ben Sherman products available in more than 1,200 retail locations. During Fiscal 2014, 27% of Ben Sherman's net sales were to its five largest customers, with its largest customer representing 7% of Ben Sherman's net sales. We maintain Ben Sherman apparel sales offices and showrooms in several locations, including London, New York City, Amsterdam and Dusseldorf. Our wholesale operations for Ben Sherman utilize a sales force consisting of salaried sales employees and independent commissioned sales representatives.
Direct to Consumer Operations
Our direct to consumer strategy for the Ben Sherman brand includes locating retail stores in brand-appropriate street locations and malls. Each retail store carries a wide range of merchandise, including apparel, footwear and accessories, all presented in a manner intended to enhance the Ben Sherman image. Our Ben Sherman retail stores allow us to present Ben Sherman's full line of current season products, including licensees' products. We believe our Ben Sherman retail stores provide high visibility of the brand and products and also enable us to stay close to the needs and preferences of consumers. We believe the presentation of these products in our Ben Sherman retail stores helps build brand awareness and acceptance and thus enhances business with our wholesale customers.
While we make approximately 40% of the Ben Sherman product sold in our outlets specifically for our outlets, our Ben Sherman outlet stores also serve an important role in overall inventory management by allowing us to sell discontinued and out-of-season products at better prices than are generally otherwise available from outside parties, while allowing us to better control the distribution of such products. Outlet store sales comprised 11% of Ben Sherman sales in Fiscal 2014.
The components of Ben Sherman's direct to consumer strategy include retail store, concession and e-commerce operations and represented 45% of Ben Sherman's net sales in Fiscal 2014, compared to 46% in Fiscal 2013. Retail store sales per gross square foot were approximately $730 for our Ben Sherman retail stores which were open throughout Fiscal 2014 compared to approximately $655 for Ben Sherman retail stores open throughout Fiscal 2013. The increase from Fiscal 2013 was primarily due to higher comparable retail store sales. The above amounts for sales per square foot do not include sales or square feet amounts for outlets and concessions.
The table below provides certain information regarding Ben Sherman retail stores as of January 31, 2015.

	Number of Stores	Average Square Feet
United Kingdom retail stores (1)	7	2,300
Continental Europe retail stores	2	1,900
United States retail stores	3	4,000
Outlet stores (2)(3)	9	1,800
Total	21	2,200
Total gross square feet at year end	46,000
_______________________________________________________________________________

(1)	One United Kingdom retail store was closed subsequent to January 31, 2015.

(2)	Includes four outlet stores in the United Kingdom and five outlet stores in continental Europe.

(3)	Excludes two temporary outlet stores operated in the United Kingdom, which were opened in late Fiscal 2014 and are expected to close in the first half of Fiscal 2015.
The table below reflects the changes in store count for Ben Sherman stores during Fiscal 2014.

	Retail Stores	Outlet Stores	Total
Open as of beginning of fiscal year	11	6	17
Opened during fiscal year	1	4	5
Closed during fiscal year	—	(1)	(1)
Open as of end of fiscal year	12	9	21
We do not currently have plans to open any new Ben Sherman retail stores or outlets in Fiscal 2015. The operation of our retail stores requires a greater amount of initial capital investment than wholesale operations as well as greater ongoing operating costs. Also, we incur capital expenditure costs related to remodels of existing stores, particularly when we renew or extend a lease beyond the original lease term, or otherwise determine that a remodel of a store is appropriate. We also incur capital expenditures when a lease expires and we determine it is appropriate to relocate a store to a new location in the same vicinity as the previous store.
Another component of our direct to consumer strategy is operating certain concession arrangements, whereby we operate Ben Sherman shops within department or other stores. The inventory at these locations is owned by us until sold to the consumer, at which time we recognize the full retail sales price. In these arrangements, a Ben Sherman employee is responsible for the area, and we pay a commission to the department store to cover occupancy and certain other costs associated with using the space. As of January 31, 2015, we operated 12 concession locations in the United Kingdom.
In addition to our retail store operations, we operate various Ben Sherman websites which provide consumers the opportunity to purchase Ben Sherman products directly on-line. Net sales of Ben Sherman's e-commerce operations were 5% of net sales for Ben Sherman in Fiscal 2014.
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
Men's gift products
In addition to the license agreements for the specific product categories listed above, we have also entered into certain international license/distribution agreements which give these third parties the opportunity to distribute Ben Sherman products in certain geographic areas around the world. The products sold by our licensees/distributors generally are identical to the products sold by us. In many markets, our licensees/distributors are required to open retail stores in their respective geographic regions. As of January 31, 2015, our licensees/distributors operated 16 Ben Sherman retail stores located in Australia, South Africa, Malaysia, Canada and Russia, as well as four stores in Singapore and the Philippines, which are anticipated to close in Fiscal 2015.
Seasonal Aspects of Business
Ben Sherman's net sales are impacted by seasonality as the demand by specific product or style, as well as by distribution channel, may vary significantly depending on the time of year. The sales of Ben Sherman generally align with a typical wholesale and retail apparel company whereby the fall and holiday seasons are generally stronger quarters than the first half of the fiscal year. The following table presents the percentage of net sales for Ben Sherman by quarter for Fiscal 2014:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	19%	24%	24%	33%
Operating Loss	43%	29%	20%	8%
As the timing of certain unusual or non-recurring items, economic conditions, wholesale product shipments or other factors affecting the business may vary from one year to the next, we do not believe that net sales or operating loss for any particular quarter or the distribution of net sales and operating loss for Fiscal 2014 are necessarily indicative of anticipated results for the full fiscal year or expected distribution in future years.
The timing of Ben Sherman's sales in the direct to consumer and wholesale distribution channels generally varies. Typically, the demand in the direct to consumer operations for Ben Sherman products in our principal markets is generally higher in the fall and holiday seasons and lower in the spring and summer seasons. Wholesale product shipments are generally shipped prior to each of the retail selling seasons. As the allocation of sales within a quarter is impacted by the seasonality of direct to consumer and wholesale sales, we have presented in the following table the proportion of net sales for each quarter represented by each distribution channel for Fiscal 2014, which may not necessarily be indicative of the allocation of sales in future periods:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Wholesale	58%	49%	59%	55%	55%
Direct to Consumer	42%	51%	41%	45%	45%
Total	100%	100%	100%	100%	100%
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
The Oxford Golf® brand is designed to appeal to a sophisticated golf apparel consumer with a preference for high quality and classic styling. In addition to apparel bearing the Oxford Golf trademark, Oxford Golf also sources some private label products for certain small apparel companies. Our Oxford Golf products are primarily acquired on a package purchase, finished goods basis from third party producers outside of the United States. Oxford Golf seeks to maintain sufficient levels of inventory to support programs for pre-booked orders and at-once ordering. Oxford Golf employs a sales force consisting primarily of commissioned sales agents. Our Lyons, Georgia distribution center receives finished goods from suppliers, inspects those products and ships the products to customers of our Oxford Golf business and to customers and retail stores of our Ben Sherman United States business while also performing certain warehouse and distribution services for third parties.
TRADEMARKS
As discussed above, we own trademarks, several of which are very important to our business. Generally, our significant trademarks are subject to registrations and pending applications throughout the world for use on a variety of items of apparel and, in some cases, apparel-related products, accessories, home furnishings and beauty products, as well as in connection with retail services. We continue to evaluate our worldwide usage and registration of certain of our trademarks. In general, trademarks remain valid and enforceable as long as the trademarks are used in connection with our products and services in the relevant jurisdiction and the required registration renewals are filed. Important factors relating to risks associated with our trademarks include, but are not limited to, those described in Part I, Item 1A. Risk Factors.
PRODUCT SOURCING
We intend to maintain flexible, diversified, cost-effective sourcing operations that provide high-quality branded products. Our operating groups, either internally or through the use of third-party buying agents, source substantially all of our products from non-exclusive, third-party producers located in foreign countries or from our licensees for licensed products sold in our direct to consumer distribution channels. The use of contract manufacturers reduces the amount of capital investment required by us as operating manufacturing facilities can require a significant amount of capital investment. During Fiscal 2014, we sourced approximately 60% of our products from producers located in China and 12% of our products from producers in Vietnam, with less than 10% of our products sourced from each other single country. Although we place a high value on long-term relationships with our suppliers and have used many of our suppliers for a number of years, generally we do not have long-term contracts with our suppliers. Instead, we conduct business on an order-by-order basis. Thus, we compete with other companies for the production capacity of independent manufacturers. We believe that this approach provides us with the greatest flexibility in identifying the appropriate manufacturers while considering quality, cost, timing of product delivery and other criteria while also utilizing the expertise of the manufacturers. During Fiscal 2014, no individual third-party manufacturer supplied more than 10% of our product purchases.
We purchase substantially all of our products from third-party producers as package purchases of finished goods, which are manufactured with our oversight and to our design and fabric specifications. We depend upon the ability of third-party producers to secure a sufficient supply of raw materials specified by us, adequately finance the production of goods ordered and maintain sufficient manufacturing and shipping capacity rather than us providing or financing the costs of these items. We believe that purchasing substantially all of our products as package purchases allows us to reduce our working capital requirements as we are not required to purchase, or finance the purchase of, the raw materials or other production costs related to our product purchases until we take ownership of the finished goods, which typically occurs when the goods are shipped by the third-party producers. In addition to purchasing products from third parties, Lanier Clothes operates our only owned manufacturing facility, which is located in Merida, Mexico and produced 13% of our Lanier Clothes products during Fiscal 2014.
As the design, manufacture and transportation of apparel products for our brands may take as many as six months for each season, we typically make commitments months in advance of when products will arrive in our retail stores or our wholesale customers' stores. We continue to seek ways to reduce the time required from design and ordering to bringing products to our customer. As our merchandising departments must estimate our requirements for finished goods purchases for our own retail stores and e-commerce sites based on historical product demand data and other factors, and as purchases for our wholesale accounts must be committed to and purchased by us prior to the receipt of customer orders in some cases, we carry the risk that we have purchased more inventory than we will ultimately desire.
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
IMPORT RESTRICTIONS AND OTHER GOVERNMENT REGULATIONS

We are exposed to certain risks as a result of our international operations. Almost all of our merchandise is manufactured by foreign suppliers. During Fiscal 2014, we sourced approximately 60% of our products from producers located in China. Our imported products are subject to customs, trade and other laws and regulations governing their entry into the United States and other countries where we sell our products.
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
In addition, apparel and other products sold by us are subject to stringent and complex product performance and security and safety standards, laws and other regulations. These regulations relate principally to product labeling, licensing requirements, certification of product safety and importer security procedures. We believe that we are in material compliance with those regulations. Our licensed products and licensing partners are also subject to regulation. Our agreements require our licensing partners to operate in compliance with all laws and regulations.
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
INFORMATION TECHNOLOGIES
We believe that sophisticated information systems and functionality are important components of maintaining our competitive position and supporting continued growth of our businesses, particularly in the ever changing consumer shopping environment. Our management information systems are designed to provide effective retail store, e-commerce and wholesale operations while emphasizing efficient point-of-sale, distribution center, design, sourcing, order processing, marketing, accounting and other functions. We use point-of-sale registers that capture sales data, track inventories and monitor traffic and other information in our retail stores. We regularly evaluate the adequacy of our information technologies and upgrade or enhance our systems to gain operating efficiencies, to provide additional consumer access and to support our anticipated growth as well as other changes in our business. We believe that continuous upgrading and enhancements to our management information systems with newer technology that offers greater efficiency, functionality and reporting capabilities is important to our operations and financial condition.
SEASONAL ASPECTS OF BUSINESS
Each of our operating groups is impacted by seasonality as the demand by specific product or style, as well as by distribution channel, may vary significantly depending on the time of year. For details of the impact of seasonality on each of our operating groups, see the business discussion of each operating group above. The following table presents our percentage of net sales and operating income by quarter for Fiscal 2014:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	26%	25%	22%	27%
Operating income	34%	32%	3%	31%
We anticipate that as our retail store operations increase in the future, the third quarter will continue to be our smallest net sales and operating income quarter and the percentage of the full year net sales and operating income generated in the third quarter will continue to decrease, absent any other factors that might impact seasonality. As the timing of certain unusual or non-recurring items, economic conditions, wholesale product shipments, weather or other factors affecting the retail business may vary from one year to the next, we do not believe that net sales or operating income for any particular quarter or the distribution of net sales and operating income for Fiscal 2014 are necessarily indicative of anticipated results for the full fiscal year or expected distribution in future years.
ORDER BACKLOG

As 61% of our sales are direct to consumer sales, which are not reflected in an order backlog, and the order backlog for wholesale sales may be impacted by a variety of factors, we do not believe that order backlog information is necessarily indicative of sales to be expected for future periods. Therefore, we believe the order backlog is not material for an understanding of our business taken as a whole. Further, as our sales continue to shift towards direct to consumer rather than wholesale sales, the order backlog will continue to be less meaningful as a measure of our future sales and results of operations.
EMPLOYEES
As of January 31, 2015, we employed approximately 5,400 persons, of whom approximately 80% were employed in the United States. Approximately 69% of our employees were retail store and restaurant employees. We believe our employee relations are good.
INFORMATION
Oxford Industries, Inc. is a Georgia corporation originally founded in 1942. Our corporate headquarters are located at 999 Peachtree Street, N.E., Ste. 688, Atlanta, Georgia 30309. Our Internet address is oxfordinc.com. Copies of our annual report on Form 10-K, proxy statement, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on our website the same day that they are electronically filed with the SEC. The information on our website is not and should not be considered part of this Annual Report on Form 10-K and is not incorporated by reference in this document.
Item 1A.    Risk Factors
The risks described below highlight some of the factors that could materially affect our operations. If any of these risks actually occurs, our business, financial condition, prospects and/or operating results may be adversely affected. These are not the only risks and uncertainties we face. We operate in a competitive and rapidly changing business environment, and additional risks and uncertainties not presently known to us or that we currently consider immaterial may also adversely affect our business.
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
We operate in a highly competitive industry and our success depends on the reputation and value of our brand names. We believe that the principal competitive factors in the apparel industry are the reputation, value and image of brand names; design; consumer preference; price; quality; marketing; and customer service. We believe that our ability to compete successfully is directly related to our proficiency in foreseeing changes and trends in fashion and consumer preference, and presenting appealing products for consumers.
The value of our brands could be diminished by actions taken by us or by our wholesale customers or others who have an interest in the brands, including by failing to respond to emerging fashion trends, by selling products bearing our brands through distribution channels that are inconsistent with the retail channels in which our customers expect to find those brands, by becoming overly promotional or setting up consumer expectations for promotional activity for our products. We are becoming more reliant on social media as one of our marketing strategies and the value of our brands could be adversely affected if we do not effectively communicate our brand message through social media vehicles that interface with our consumers on a regular basis. In addition, we cannot always control the marketing and promotion of our products by our wholesale customers or other third parties and actions by such parties that are inconsistent with our own marketing efforts or that otherwise adversely affect the appeal of our products could diminish the value or reputation of one or more of our brands and have an adverse effect on our sales and business operations.
During Fiscal 2014, Tommy Bahama’s net sales represented 63% of our consolidated net sales, while Lilly Pulitzer’s and Ben Sherman’s net sales represented 17% and 8%, respectively, of our consolidated net sales. The limited diversification in our portfolio may heighten the risks we face if one of our brands fails to meet our expectations and/or is adversely impacted by any actions we or third parties take with respect to that brand or by competitive conditions in the apparel industry.
Although certain of our products carry over from season to season, the apparel industry is subject to rapidly changing fashion trends and shifting consumer demands, particularly for our lifestyle branded Tommy Bahama, Lilly Pulitzer and Ben Sherman products. Due to the competitive nature of the apparel industry, there can be no assurance that the demand for our products will not decline or that we will be able to successfully evaluate and adapt our products to align with consumer preferences and changes in consumer demographics. The introduction or repositioning of product lines and categories and the entry of our products into new geographic territories often requires substantial costs in design, marketing and advertising, which may not be recovered if these initiatives are not successful. Any failure on our part to develop and market appealing products could result in weakened financial performance and/or harm the reputation and desirability of our brands.
The highly competitive apparel industry, characterized by low entry barriers, includes numerous domestic and foreign apparel designers, manufacturers, distributors, importers, licensors and retailers, some of whom may also be our customers and some of whom are significantly larger, more diversified and have significantly greater financial resources than we do. Certain of our competitors offer apparel for sale at lower initial price points than our products and/or at significant discounts, particularly in response to weak economic conditions, which has resulted, and may continue to result, in significant pricing pressure within the apparel industry. This has been exacerbated by structural headwinds in the specialty retail sector, where the growth of fast fashion and value fashion retailers and expansion of off-price retailers has shifted consumer expectations to lower priced products from traditional, well-known brands. Competitive factors within the apparel industry may result in reduced sales, increased costs, lower prices for our products and/or decreased margins.
We also license certain of our brands, including Tommy Bahama, Lilly Pulitzer and Ben Sherman, to third party licensees. While we enter into comprehensive license and similar collaborative agreements with third parties covering product design, product quality, sourcing, distribution, manufacturing and marketing requirements and approvals, there can be no guarantee our brands will not be negatively impacted through our association with products outside of our core apparel products, by the market perception of the third parties with whom we associate and/or due to the actions of a licensee. The improper or detrimental actions of a licensee could significantly impact the perception of our brands.
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
The apparel industry is heavily influenced by general economic conditions, and a deterioration or worsening of consumer confidence or consumer purchases of discretionary products may adversely affect our business and financial condition, including as a result of adverse business conditions for third parties with whom we do business.
The apparel industry is cyclical and dependent upon the overall level of discretionary consumer spending, which changes as regional, domestic and international economic conditions change. Demand for our products may be significantly impacted by trends in consumer confidence and discretionary consumer spending, which may be influenced by employment levels, recessions, fuel and energy costs, availability of personal credit, interest rates, tax rates and changes in tax laws, declining purchasing power due to foreign currency fluctuations, personal debt levels, housing prices, stock market volatility, general political conditions and other factors. The factors impacting consumer confidence and discretionary consumer spending are outside of our control and difficult to predict, and, often, the apparel industry experiences longer periods of recession and greater declines than the general economy. Any deterioration or worsening of consumer confidence or discretionary consumer spending, which has been negatively impacted in the past few years, could reduce our sales and/or adversely affect our business and financial condition.
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
Certain of our brands, including Tommy Bahama, Lilly Pulitzer and Ben Sherman, distribute products through brick and mortar retail stores and e-commerce websites and regularly communicate with consumers through social media and other methods of digital marketing. One of our key initiatives is to grow our branded businesses through retail strategies that allow our consumers to access our brands whenever and wherever they choose to shop. Our success depends to a large degree on our ability to introduce new retail concepts and products, locate new retail locations with the proper consumer demographics, establish the infrastructure necessary to support growth, source sufficient levels of inventory, hire and train qualified associates, anticipate and implement innovations in sales and marketing technology to align with our consumers’ shopping preferences and maintain brand specific websites and other social media presence that offer the functionality and security customers expect.
In addition, in response to technological advancements, retail consumers have shifted their shopping behavior in recent years, with computers, mobile phones, tablets and other devices facilitating retail transactions anywhere in the world and allowing greater consumer transparency in product pricing and competitive offerings from other retailers. As a result, retailers have been forced to shift the way in which they do business, including development of applications for electronic devices; improvement of guest-facing technology; one-day or same-day delivery of products purchased online (including through the enhancement of inventory management systems and their interface with e-commerce websites, the development and more effective use of additional distribution facilities, either owned or provided by a third party, and in-store enhancements that facilitate shipment of e-commerce transactions from traditional brick and mortar retail locations); free shipping of e-commerce transactions; greater and more fluid inventory availability between online transactional businesses and brick and mortar retail locations; and greater consistency in marketing and pricing strategies for online and traditional brick and mortar retail operations, including with respect to the retail pricing strategies of a retailer’s own product offerings and those of its wholesale customers.
The continuing shift in the manner in which consumers transact business globally and our efforts to respond to these changes and execute our direct to consumer retail strategies could adversely affect our financial results and operations as a result of, among other things: investment in technology and infrastructure in order to remain competitive (including investments to maintain modern technology and functionality similar to that provided by our competitors and expected by our customers); reliance on outdated technology that is not as appealing or functionally effective as those of our competitors; our own e-commerce business and/or third party offers diverting sales from our brick and mortar retail stores, where we have made substantial capital expenditures on leasehold improvements and have significant remaining long-term financial commitments, and rendering the traditional retail model more challenging financially; decision making with respect to the wholesale customers to whom we are willing to sell our products in order to maintain a consistent brand message and pricing strategy; any failure to properly communicate our brand message or recreate the ambiance of our retail stores through social media; a reliance on third party service providers for software, processing and similar services; liability for our online content; credit card fraud; and failure of computer systems, theft of personal consumer information and computer viruses. If we are unable to properly manage these risks and effectively respond to the behavioral shift in consumer expectations, we may lose sales and/or our reputation and credibility may be damaged.
There are risks associated with the announcement of our pursuit of strategic alternatives to sell our Ben Sherman operations, which could adversely affect our ongoing operations, divert management’s attention and negatively impact our results of operations.
On March 26, 2015, we announced that we are pursuing a sale of our Ben Sherman business. We plan to continue to operate the Ben Sherman business during this process. However, the announcement could impact confidence about the long-term implications for the brand among our customers and other third party distribution partners and others and could negatively impact sales and operating results. There can be no assurance that we will enter into a transaction in the future or as to the timing of such a transaction, nor can we be certain as to the terms or structure of such a transaction, including the potential for recognizing a loss on such a divestiture transaction or the magnitude of such a loss. The announcement may subject us, in particular Ben Sherman, to substantial risks and uncertainties that may result in a material adverse effect on our financial condition and results of operations, including our ability to identify and consummate a transaction that is in the best interests of our shareholders; reaction by, and the impact on relationships with, current and prospective customers and third party licensees, international distributors and vendors pending a decision on a transaction; potential disruption to Ben Sherman’s operations and management that could occur leading up to and after a transaction is chosen; diversion of senior management’s attention towards executing our strategy to exit the Ben Sherman business; and the loss of key personnel at Ben Sherman pending a decision on a transaction.
Loss of one or more of our key wholesale customers, or a significant adverse change in a customer’s financial performance or financial position, could negatively impact our net sales and profitability.
We generate a significant percentage of our wholesale sales from a few key customers. For example, during Fiscal 2014, 41% of our consolidated wholesale sales were to our five largest customers. Over the last several years, there has been a trend towards greater consolidation in the retail industry, centralized purchasing decisions within consolidated customer groups, significant levels of store closures by large retailers, increased prevalence and emphasis on private label products at large retailers and direct sourcing of products by large retailers. A decrease in the number of stores that carry our products, restructuring of our customers’ operations, more centralized purchasing decisions, continued store closures by major department stores, direct sourcing and greater leverage by customers, as a result of further consolidation in the retail industry or otherwise, could result in lower prices, realignment of customer affiliations or other factors which could negatively impact our net sales and profitability.
We generally do not have long-term contracts with any of our wholesale customers. Instead, we rely on long-standing relationships with these customers and our position within the marketplace. As a result, purchases generally occur on an order-by-order basis, and each relationship can generally be terminated by either party at any time. A decision by one or more of our key wholesale customers to terminate its relationship with us or to reduce its purchases from us, whether motivated by competitive considerations, quality or style issues, financial difficulties, economic conditions or otherwise, or our own decision to terminate or curtail our sales to a particular customer, whether for brand protection or enhancement or otherwise, could adversely affect our net sales and profitability, as it would be difficult to immediately, if at all, replace this business with new customers, reduce our operating costs or increase sales volumes with other existing customers.
In addition, due to long product lead times, our product lines are typically designed and manufactured in anticipation of orders for sale. We make commitments for production in connection with these lines up to several months prior to the receipt of firm orders from customers, and if orders do not materialize or are canceled, we may incur expenses to terminate our production commitments or incur losses in order to dispose excess inventories.
We also extend credit to most of our key wholesale customers without requiring collateral, which results in a large amount of receivables from just a few customers. At January 31, 2015, our five largest outstanding customer balances represented $26 million, or 32% of our consolidated receivables balance. Companies in the apparel industry, including some of our customers, may experience financial difficulties, including bankruptcies, restructurings and reorganizations, tightened credit markets and/or declining sales and profitability. A significant adverse change in a customer’s financial position could cause us to limit or discontinue business with that customer, require us to assume greater credit risk relating to that customer’s receivables or limit our ability to collect amounts related to shipments to that customer.
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
We source substantially all of our products from non-exclusive, third party producers located in foreign countries, including sourcing approximately 60% of our product purchases from China during Fiscal 2014. Although we place a high value on long-term relationships with our suppliers, generally we do not have long-term supply contracts but, instead, conduct business on an order-by-order basis. Therefore, we compete with other companies for the production capacity of independent manufacturers. We regularly depend on the ability of third party producers to secure a sufficient supply of raw materials, adequately finance the production of goods ordered and maintain sufficient manufacturing and shipping capacity. Although we monitor production in third party manufacturing locations, we cannot be certain that we will not experience operational difficulties with our manufacturers, such as the reduction of availability of production capacity, errors in complying with product specifications, insufficient quality control, failures to meet production deadlines or increases in manufacturing costs. Such difficulties may negatively impact our ability to deliver quality products to our customers on a timely basis, which may, in turn, have a negative impact on our customer relationships and result in lower net sales.
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
In addition, we need to plan for the succession of our senior management and successfully integrate new members of management within our organization. The unexpected loss of any of our senior management, or the unsuccessful integration of new leadership, could negatively affect our operations, business relationships and ability to execute our strategies.
Breaches of information security or privacy could damage our reputation or credibility and cause us financial harm.
As an ongoing part of our business operations, including direct to consumer transactions and marketing through various social media tools, we regularly collect and utilize sensitive and confidential personal information, including of our customers, employees and suppliers and including credit card information. The routine operation of our business involves the storage and transmission of customer personal information, preferences and credit card information, and we use social media and other online activities to connect with our customers. The regulatory environment governing our use of individually identifiable data of customers, employees and others is complex, and the security of personal information is a matter of public concern.
Cybersecurity attacks are becoming increasingly sophisticated, and experienced computer programmers and hackers may be able to penetrate our network security and misappropriate or compromise our confidential information or disrupt our systems. Consumer awareness and sensitivity to privacy breaches and cybersecurity threats has also heightened recently. Despite our implementation of security measures, if an actual or perceived data security breach occurs, whether as a result of cybersecurity attacks, computer viruses, vandalism, human error or otherwise, the image of our brands and our reputation and credibility could be damaged. The costs to eliminate or alleviate cyber or other security problems and vulnerabilities, including to comply with security or other measures under state, federal and international laws governing the unauthorized disclosure of confidential information or to resolve any litigation, and to enhance cybersecurity protection through organizational changes, deploying additional personnel and protection technologies, training employees, and engaging third party experts and consultants could be significant and result in significant financial losses and expenses, as well as lost sales.
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
The efficient operation of our business is dependent on information technology. Information systems are used in all stages of our operations and as a method of communication with our customers, service providers and suppliers. Additionally, each of our operating groups utilizes e-commerce websites to sell goods directly to consumers. Our management also relies on information systems to provide relevant and accurate information in order to allocate resources and forecast and report our operating results. Service interruptions may occur as a result of a number of factors, including power outages, consumer traffic levels, computer viruses, hacking or other unlawful activities by third parties, disasters, or failures to properly install, upgrade, integrate, protect, repair or maintain our various systems and e-commerce websites.
We regularly evaluate upgrades or enhancements to our information systems to more efficiently and competitively operate our businesses, including an ongoing transition towards more integrated systems for our businesses. We may experience difficulties during the implementation, upgrade or subsequent operation of our systems and/or not be equipped to address system problems. Any material disruption in our information technology systems, or any failure to timely, efficiently and effectively integrate new systems, could have an adverse affect on our business or results of operations.
We may additionally have a greater risk than our peers due to the concentration of our distribution facilities. The primary distribution facilities that we operate are: a distribution center in Auburn, Washington for our Tommy Bahama products; a distribution center in King of Prussia, Pennsylvania for our Lilly Pulitzer products; a distribution center in Toccoa, Georgia for our Lanier Clothes products; and a distribution center in Lyons, Georgia for our Ben Sherman products sold in the United States and for our Oxford Golf products. In addition, in the United Kingdom, we utilize a third party distribution center that manages substantially all of the distribution activities for our Ben Sherman products sold in the United Kingdom and continental Europe. Each of these distribution centers relies on computer-controlled and automated equipment, which may be subject to a number of risks. Our ability to support our direct to consumer operations, meet customer expectations, manage inventory and achieve objectives for operating efficiencies depends on the proper operation of these brand-focused distribution facilities, each of which manages the receipt, storage, sorting, packing and distribution of finished goods for one of our operating groups.
If any of our primary distribution facilities were to shut down or otherwise become inoperable or inaccessible for any reason, including as a result of natural or man-made disasters, cybersecurity attacks, computer viruses or otherwise, if our distribution facilities fail to upgrade their technological systems to ensure efficient operations, or if we are unable to receive goods in a distribution center or to ship the goods in a distribution center, as a result of a technology failure or otherwise, we could experience a reduction in sales, a substantial loss of inventory or higher costs, insufficient inventory at our retail stores to meet consumer expectations and longer lead times associated with the distribution of our products. In addition, for the distribution facilities that we operate, there are substantial fixed costs associated with these large, highly automated distribution centers, and we could experience reduced operating and cost efficiencies during periods of economic weakness. Any disruption to our distribution facilities or in their efficient operation could negatively affect our operating results and our customer relationships.
We may be unable to protect our trademarks and other intellectual property.
We believe that our trademarks and other intellectual property, as well as certain contractual arrangements, including licenses, and other proprietary intellectual property rights, have significant value and are important to our continued success and our competitive position due to their recognition by retailers and consumers. In Fiscal 2014, 90% of our consolidated net sales were attributable to branded products for which we own the trademark. Therefore, our success depends to a significant degree on our ability to protect and preserve our intellectual property. We rely on laws in the United States and other countries to protect our proprietary rights. However, we may not be able to sufficiently prevent third parties from using our intellectual property without our authorization, particularly in those countries where the laws do not protect our proprietary rights as fully as in the United States. The use of our intellectual property or similar intellectual property by others could reduce or eliminate any competitive advantage we have developed, causing us to lose sales or otherwise harm the reputation of our brands.
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
Additionally, there can be no assurance that the actions that we have taken will be adequate to prevent others from seeking to block sales of our products as violations of proprietary rights. As we extend our brands into new product categories and new product lines and expand the geographic scope of our distribution and marketing, we could become subject to litigation or challenge based on allegations of the infringement of intellectual property rights of third parties. In the event a claim of infringement against us is successful or would otherwise affect our operations, we may be required to pay damages, royalties or license fees or other costs to continue to use intellectual property rights that we had been using, or we may be unable to obtain necessary licenses from third parties at a reasonable cost or within a reasonable time. Litigation and other legal action of this type, regardless of whether it is successful, could result in substantial costs to us and diversion of the attention of our management and other resources.
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
We rely on our product design teams and our vendors to ensure that our products comply with regulatory requirements. If our products fail to comply with applicable regulations and standards, regardless of our culpability, or there are customer concerns about such issues, our reputation may be damaged, we may incur lost sales and/or we may need to recall products.
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
Regardless of whether any allegations of violations of the laws and regulations governing our business are valid or whether we ultimately become liable, we may be materially affected by negative publicity associated with these issues. For example, the negative impact of adverse publicity relating to allegations of violations at one of our restaurants may extend beyond the restaurant involved to affect some or all of the other restaurants, as well as the image of the Tommy Bahama brand as a whole.
Additionally, as a publicly traded company, we are subject to a significant body of regulation, including the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act. Compliance with these regulations requires us to devote time and management resources to institute corporate processes and compliance programs and to update these processes and programs in response to newly implemented or changing regulatory requirements and could affect the manner in which we operate our businesses. We cannot provide assurance that we are or will be in compliance with all potentially applicable corporate regulations. We could be subject to a range of regulatory actions, fines or other sanctions or litigation or our brand reputation could suffer, either as a result of a failure to comply with any of these regulations or our disclosures in response to these regulations.
Changes in tax laws and unanticipated tax liabilities could adversely affect our effective income tax rate and profitability.
As a global apparel company, we are subject to income taxes in the United States and various foreign jurisdictions. We record our income tax liability based on an analysis and interpretation of local tax laws and regulations, which requires a significant amount of judgment and estimation. In addition, we may from time to time modify our operations in an effort to minimize our global income tax exposure. Our effective income tax rate in any particular period or in future periods may be affected by a number of factors, including among others a shift in the mix of revenues, income and/or losses among domestic and international sources during a year or over a period of years; changes in tax laws and regulations and/or international tax treaties; the outcome of income tax audits in various jurisdictions; and the resolution of uncertain tax positions, any of which could adversely affect our effective income tax rate and profitability.
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
In addition, in recent years, we have seen increases in the cost of labor at many of our suppliers, particularly with the growth of the middle class in certain countries, as well as in freight costs. In China, for example, apparel manufacturers have been experiencing increased costs due to labor shortages and the fluctuation of the Chinese Yuan in relation to the U.S. dollar, and these increased costs are often passed on to us.
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
One component of our business strategy is to grow our business through organic growth and/or, if and when appropriate, acquisitions of lifestyle brands that fit within our business model. Organic growth may be achieved by, among other things, increasing sales in our direct to consumer channels; selling our products in new markets, including international markets; increasing our market share in existing markets, including to existing wholesale customers; and increasing the product offerings within our various operating groups. Successful growth of our business is subject to, among other things, our ability to implement plans for expanding our existing businesses at satisfactory levels and to find suitable acquisition candidates at reasonable prices in the future, particularly in the current acquisition climate where desirable acquisition candidates are garnering higher acquisition multiples than in prior years; there are multiple competitive bidders; there are competing bidders who may have more financial resources than us; and the competitive acquisition climate is further enhanced by the relatively low cost of available capital. We may not be successful in achieving suitable organic growth and/or growth through acquisitions, and our inability to grow our business may have a material adverse effect on our business, financial condition, liquidity and results of operations.
We may not be successful in identifying locations and negotiating appropriate lease terms for retail stores and restaurants and/or office locations.
An integral part of our strategy has been to develop and operate retail stores and restaurants for certain of our lifestyle brands. Net sales from our retail stores and restaurants were 47% of our consolidated net sales during Fiscal 2014, and we expect to increase the number of our retail stores during Fiscal 2015 and in future years. Many of our retail stores and restaurants are located in shopping malls and lifestyle centers that benefit from the ability of “anchor” retail tenants, generally large department stores, and other area attractions and businesses, to generate sufficient levels of consumer traffic in the vicinity of our stores and restaurants.
We lease all of our retail store and restaurant locations. Successful operation of our retail stores and restaurants depends, in part, on our ability to identify desirable, brand appropriate locations, the overall ability of the location to attract a consumer base sufficient to make store sales volume profitable, our ability to negotiate satisfactory lease terms and employ qualified personnel, and our ability to timely construct and complete any build-out and open the location in accordance with our plans. We compete with others for these favorable store locations, lease terms and desired personnel. If we are unable to identify new locations with consumer traffic sufficient to support a profitable sales level or the local market reception to a new retail store opening is inconsistent with our expectations, retail growth may be limited. Further, any decline in the volume of consumer traffic at our retail stores and restaurants, whether because of general economic conditions, changes in consumer shopping preferences or technology, a decline in the popularity of malls or lifestyle centers in general or at those in which we operate, the closing of anchor stores or other adjacent tenants, or otherwise, could have a negative impact on our sales, gross margin, and results of operations.
    Our retail store and restaurant leases generally represent long-term financial commitments, with substantial costs at lease inception for a location’s design, leasehold improvements, fixtures and systems installation. From time to time, we seek to downsize or close some of our retail store or restaurant operations, which may require a modification or termination of an existing lease; such actions may require payment of exit fees and/or result in fixed asset impairment charges, the amounts of which could be material.
In addition, our retail store and restaurant leases generally grant the third party landlord with discretion on a number of operational matters, such as store hours and construction of our improvements. Continued consolidation within the commercial real estate development, operation and/or management industries, which has been prevalent in recent years, may further reduce our leverage with those parties, thereby adversely affecting the terms of future leases for our retail stores and restaurants or making entering into long-term commitments with such parties cost prohibitive.
During Fiscal 2015, we expect to relocate the current Tommy Bahama sales and administration offices to another location within Seattle, Washington. The process of relocating our Tommy Bahama sales and administration offices is inherently complex, as it includes among other things consolidation of Tommy Bahama’s Women’s Design team from Pasadena, California into our other Seattle, Washington design functions and the transfer of our primary information technology systems to a third party co-located facility, and could cause significant disruption to our operations and cause the temporary diversion of management resources, which could have a material adverse effect on our business.

In recent years, we have expanded our Tommy Bahama direct to consumer operations into international markets, and we anticipate continuing to expand our Tommy Bahama international operations in the future; these efforts may not be successful.
During the past three fiscal years, we have expanded our Tommy Bahama retail operations into international markets, specifically in the Asia-Pacific region and in Canada. We continue to look for additional, brand-appropriate locations for retail stores in these markets, with particular focus on Australia, Japan and Canada in the near term. The continued development of our Tommy Bahama international infrastructure and related store openings has had, and will continue to have, a negative impact on our operating results until we are able to adequately scale our infrastructure costs and generate sufficient sales in those operations to offset the ongoing infrastructure costs.
We have limited experience with regulatory environments and market practices related to international retail store operations in the Asia-Pacific region, and expanding our operations into these territories requires significant capital investment and long-term commitments, and there are risks associated with doing business in these markets, including lack of brand recognition in certain markets; understanding fashion trends and satisfying consumer tastes; understanding sizing and fitting in these markets; market acceptance of our products, which is difficult to assess immediately; establishing appropriate market-specific operational and logistics functions; managing compliance with the various legal requirements; staffing and managing foreign operations; fluctuations in currency exchange rates; obtaining governmental approvals that may be required to operate; potentially adverse tax implications; local regulations relating to employment and retail and restaurant operations; and maintaining proper levels of inventory. If we are unable to properly manage these risks or if our international expansion efforts do not prove successful, our business, financial condition and results of operations could continue to be negatively impacted.
In addition, as we continue to expand our international Tommy Bahama operations, we are subject to certain anti-corruption laws, including the U.S. Foreign Corrupt Practices Act, in addition to the local laws of the foreign countries into which we enter. If any of our international operations, or our employees or agents, violates such laws, we could become subject to sanctions or other penalties that could negatively affect our reputation, business and operating results.
In the future, we may elect to operate in certain international markets through joint ventures with third parties or distribution partners. Any such arrangements are subject to a number of risks and uncertainties, including our reliance on the operational skill and expertise of a local joint venture partner, the ability of the joint venture to manage its employees and appropriately represent our brands in those markets, and any protective rights that we may be forced to grant to a joint venture partner, which could limit our ability to fully realize the anticipated benefits of such a relationship.
Our geographical concentration of retail stores and wholesale customers for certain of our products exposes us to certain regional risks.
Our retail locations are heavily concentrated in certain geographic areas in the United States, including Florida and California for our Tommy Bahama retail stores (52 out of 133 domestic stores in these states as of January 31, 2015), Florida for our Lilly Pulitzer retail stores (nine out of 28 stores as of January 31, 2015), and the United Kingdom for our Ben Sherman retail stores (11 out of 21 stores as of January 31, 2015). Additionally, a significant portion of our wholesale sales for Tommy Bahama, Lilly Pulitzer and Ben Sherman products are concentrated in the same geographic areas as our own retail store locations for these brands. Due to this concentration, we have heightened exposure to factors that impact these regions, including general economic conditions, weather patterns, natural disasters, changing demographics and other factors.
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
As a result of our international operations, we are exposed to certain risks in conducting business outside of the United States. The substantial majority of our orders for the production of apparel in foreign countries is denominated in U.S. dollars. If the value of the U.S. dollar decreases relative to certain foreign currencies in the future, then the prices that we negotiate for products could increase, and it is possible that we would not be able to pass this increase on to customers, which would negatively impact our margins. However, if the value of the U.S. dollar increases between the time a price is set and payment for a product, the price we pay may be higher than that paid for comparable goods by competitors that pay for goods in local currencies, and these competitors may be able to sell their products at more competitive prices. Additionally, currency fluctuations could also disrupt the business of our independent manufacturers by making their purchases of raw materials more expensive and difficult to finance.
We received U.S. dollars for approximately 90% of our product sales during Fiscal 2014. As we focus on increasing our Tommy Bahama operations in foreign markets and continue to source our growing sales production from foreign manufacturers, we will have greater exposure to fluctuations in currency exchange rates. An increase in the value of the U.S. dollar compared to other currencies in which we have sales could result in lower levels of sales and earnings in our consolidated statements of operations, although the sales in foreign currencies could be equal to or greater than amounts in prior periods. In addition, to the extent that a stronger U.S. dollar increases costs, and the products are sold in another currency, but the additional cost cannot be passed on to our customers, our gross margins will be negatively impacted.
Labor-related matters, including labor disputes, may adversely affect our operations.
We may be adversely affected as a result of labor disputes in our own operations or in those of third parties with whom we work. Our business depends on our ability to source and distribute products in a timely manner, and our new retail store and restaurant growth is dependent on timely construction of our locations. While we are not subject to any organized labor agreements and have historically enjoyed good employee relations, there can be no assurance that we will not experience work stoppages or other labor problems in the future with our non-unionized employees. In addition, potential labor disputes at independent factories where our goods are produced, shipping ports, or transportation carriers create risks for our business, particularly if a dispute results in work slowdowns, lockouts, strikes or other disruptions during our peak manufacturing, shipping and selling seasons. For example, a severe and prolonged disruption to ocean freight transportation, such as the disruption to West Coast port operations which began in 2014 continued into 2015 due to a port workers’ union dispute, could force us to re-route our merchandise through alternate and more expensive transportation systems, such as air freight. Further, we plan our inventory purchases and forecasts based on the anticipated timing of retail store and restaurant openings, which could be delayed as a result of a number of factors, including labor disputes among contractors engaged to construct our locations. Any potential labor dispute, either in our own operations or in those of third parties on whom we rely, could materially affect our costs, decrease our sales, harm our reputation or otherwise negatively affect our operations.
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
In addition, integrating acquired businesses is a complex, time-consuming and expensive process. The integration process for newly acquired businesses could create for us a number of challenges and adverse consequences associated with the integration of product lines, employees, sales teams and outsourced manufacturers; employee turnover, including key management and creative personnel of the acquired and existing businesses; disruption in product cycles for newly acquired product lines; maintenance of acceptable standards, controls, procedures and policies; operating business in new geographic territories; diversion of the attention of our management from other areas of our business; and the impairment of relationships with customers of the acquired and existing businesses. Further, we may not be able to manage the combined operations and assets effectively or realize the anticipated benefits of the acquisition.
We hold licenses for the use of other parties’ brand names, and we cannot guarantee our continued use of such brand names or the quality or salability of such brand names.
We have entered into license and design agreements to use certain trademarks and trade names, such as Kenneth Cole, Dockers and Geoffrey Beene, to market some of our products. During Fiscal 2014, sales of products bearing brands licensed to us accounted for 6% of our consolidated net sales and 54% of our Lanier Clothes net sales. When we enter into these license and design agreements, they generally provide for short contract durations (typically three to five years); these agreements often include options that we may exercise to extend the term of the contract but, when available, those option rights are subject to our satisfaction of certain contingencies (e.g., minimum sales thresholds) that may be difficult for us to satisfy. Competitive conditions for the right to use popular trademarks means that we cannot guarantee that we will be able to renew these licenses on acceptable terms upon expiration, that the terms of any renewal will not result in operating margin pressures or reduced profitability, or that we will be able to acquire new licenses to use other desirable trademarks. The termination or expiration of a license agreement will cause us to lose the sales and any associated profits generated pursuant to such license and in certain cases could result in an impairment charge for related intangible assets.
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
Our levels of debt vary as a result of the seasonality of our business, investments in our operations and working capital needs. As of January 31, 2015, we had $104.8 million of borrowings outstanding under our U.S. Revolving Credit Agreement and $4.1 million in borrowings outstanding under our U.K. Revolving Credit Agreement. In the future, our debt levels may increase under our existing facilities or potentially under new facilities, or the terms or forms of our financing arrangements may change.
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
The continued growth of our business, including the completion of potentially desirable acquisitions, also depends on our access to sufficient funds. We typically rely on cash flow from operations and borrowings under our U.S. Revolving Credit Agreement to fund our working capital, capital expenditures and investment activities. As of January 31, 2015, we had $125.8 million in unused availability under our U.S. Revolving Credit Agreement. If the need arises in the future to finance expenditures in excess of those supported by our operations and existing credit facilities, we may need to seek additional funding, whether through debt or equity financing. Our ability to obtain that financing will depend on many factors, including prevailing market conditions, our financial condition and, depending on the sources of financing, our ability to negotiate favorable terms and conditions. The terms of any such financing or our inability to secure such financing could adversely affect our ability to execute our strategies.
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
Our business could be impacted as a result of actions by activist shareholders or others.
We may be subject, from time to time, to legal and business challenges in the operation of our company due to actions instituted by activist shareholders or others. Responding to such actions could be costly and time-consuming, may not align with our business strategies and could divert the attention of our Board of Directors and senior management from the pursuit of our business strategies. Perceived uncertainties as to our future direction as a result of shareholder activism may lead to the perception of a change in the direction of the business or other instability and may make it more difficult to attract and retain qualified personnel and business partners and may affect our relationships with vendors, customers and other third parties.
Item 1B.    Unresolved Staff Comments
None.
Item 2.    Properties
We lease and own space for our retail stores, distribution centers, sales/administration office space and manufacturing facilities in various domestic and international locations. We believe that our existing properties are well maintained, are in good operating condition and will be adequate for our present level of operations.
In the ordinary course of business, we enter into lease agreements for retail space. Most of the leases require us to pay specified minimum rent, as well as a portion of operating expenses, real estate taxes and insurance applicable to the property, plus a contingent rent based on a percentage of the store's net sales in excess of a specific threshold. The leases have varying terms and expirations and may have provisions to extend, renew or terminate the lease agreement, among other terms and conditions. Assets leased under operating leases are not recognized as assets and liabilities in our consolidated balance sheets. Periodically, we assess the operating results of each of our retail stores and restaurants to assess whether the location provides, or is expected to provide, an appropriate long-term return on investment, whether the location remains brand appropriate and other factors. As a result of this assessment, we may determine that it is appropriate to close certain stores that do not continue to meet our investment criteria, not renew certain leases, exercise an early termination option, or otherwise negotiate an early termination. For existing leases in desirable locations, we anticipate that we will be able to extend our retail leases, to the extent that they expire in the near future, on terms that are satisfactory to us, or if necessary, locate substitute properties on acceptable terms. We also believe that there are sufficient retail spaces available for the continued expansion of our retail store footprint in the near future.
As of January 31, 2015, our retail and restaurant operations utilized approximately 0.9 million square feet of leased space in the United States, the United Kingdom, Canada, Australia, Asia and continental Europe. Each of our retail stores and restaurants is less than 20,000 square feet, and we do not believe that we are dependent upon any individual retail store or restaurant location for our business operations. Our Tommy Bahama, Lilly Pulitzer and Ben Sherman retail stores are operated by the respective management of each operating group, and greater detail about the retail space used by each operating group is included in Part I, Item 1, Business included in this report.
As of January 31, 2015, we also utilized approximately 1.1 million square feet of owned or leased distribution and manufacturing facilities in the United States and Mexico and approximately 0.4 million square feet of leased and owned administrative and sales space in various locations, including the United States, the United Kingdom, Hong Kong, Germany and China. In addition to our owned distribution facilities, we may utilize certain third party warehouse/distribution providers where we do not own or lease any space. Our distribution, manufacturing, administrative and sales facilities provide space for employees and functions used in support of our retail, wholesale and e-commerce operations. Details of the principal administrative, sales, distribution and manufacturing facilities used in our operations, including approximate square footage, are as follows:

Location	Primary Use	Operating Group	Square Footage	Lease Expiration
Seattle, Washington	Sales/administration	Tommy Bahama	80,000	2015 (1)
Auburn, Washington	Distribution center	Tommy Bahama	270,000	2025
King of Prussia, Pennsylvania	Sales/administration	Lilly Pulitzer	40,000	Owned
King of Prussia, Pennsylvania	Distribution center	Lilly Pulitzer	65,000	Owned
Toccoa, Georgia	Distribution center	Lanier Clothes	310,000	Owned
Merida, Mexico	Manufacturing plant	Lanier Clothes	80,000	Owned
London, England	Sales/administration	Ben Sherman	20,000	2024
Lurgan, Northern Ireland	Sales/administration	Ben Sherman	10,000	Owned
Atlanta, Georgia	Sales/administration	Corporate and Other and Lanier Clothes	30,000	2023
Lyons, Georgia	Sales/administration	Corporate and Other and Ben Sherman	90,000	Owned
Lyons, Georgia	Distribution center	Corporate and Other and Ben Sherman	330,000	Owned
New York, New York	Sales/administration	Various	35,000	Various
Hong Kong	Sales/administration	Various	20,000	Various

(1) As of January 31, 2015, we have entered into a ten year lease for approximately 110,000 square feet in Seattle, Washington for our Tommy Bahama operations to replace the current Tommy Bahama sales and administration office located in Seattle, Washington.

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

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market and Dividend Information
Our common stock is listed and traded on the New York Stock Exchange under the symbol "OXM." As of March 18, 2015, there were 300 record holders of our common stock. The following table sets forth the high and low sale prices and quarter-end closing prices of our common stock as reported on the New York Stock Exchange for the quarters indicated. Additionally, the table indicates the dividends per share declared on shares of our common stock by our Board of Directors for each quarter.

	High	Low	Close	Dividends
Fiscal 2014
First Quarter	$82.84	$64.17	$65.74	$0.21
Second Quarter	$72.63	$58.53	$59.39	$0.21
Third Quarter	$66.18	$58.11	$61.25	$0.21
Fourth Quarter	$67.13	$50.13	$55.94	$0.21
Fiscal 2013
First Quarter	$60.71	$42.19	$60.61	$0.18
Second Quarter	$69.09	$57.86	$68.20	$0.18
Third Quarter	$72.25	$61.10	$69.84	$0.18
Fourth Quarter	$82.16	$69.62	$75.47	$0.18
We have paid dividends in each quarter since we became a public company in July 1960; however, we may discontinue or modify dividend payments at any time if we determine that other uses of our capital, including payment of outstanding debt, repurchases of outstanding shares, funding of acquisitions or funding of capital expenditures, may be in our best interest; if our expectations of future cash flows and future cash needs outweigh the ability to pay a dividend; or if the terms of our credit facilities, other debt instruments, contingent consideration arrangements or applicable law limit our ability to pay dividends. We may borrow to fund dividends in the short-term based on our expectation of operating cash flows in future periods subject to the terms and conditions of our credit facilities or other debt instruments and applicable law. All cash flow from operations will not necessarily be paid out as dividends in all periods.
For details about limitations on our ability to pay dividends, see Note 5 of our consolidated financial statements and Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, both contained in this report.
Recent Sales of Unregistered Securities
We did not sell any unregistered equity securities during Fiscal 2014.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
We have certain stock incentive plans as described in Note 7 to our consolidated financial statements included in this report, all of which are publicly announced plans. Under the plans, we can repurchase shares from employees to cover employee tax liabilities related to the vesting of previously restricted shares. We did not repurchase any of our common shares pursuant to these plans during the fourth quarter of Fiscal 2014.
In Fiscal 2012, our Board of Directors authorized us to spend up to $50 million to repurchase shares of our common stock. This authorization superseded and replaced all previous authorizations to repurchase shares of our common stock and has no automatic expiration. As of January 31, 2015, no shares of our common stock had been repurchased pursuant to this authorization.
Securities Authorized for Issuance Under Equity Compensation Plans
The information required by this Item 5 of Part II will appear in our definitive proxy statement under the heading "Equity Compensation Plan Information" and is incorporated herein by reference.

Stock Price Performance Graph
The graph below reflects cumulative total shareholder return (assuming an initial investment of $100 and the reinvestment of dividends) on our common stock compared to the cumulative total return for a period of five years, beginning January 30, 2010 and ending January 31, 2015, of:

•	The S&P SmallCap 600 Index; and

•	The S&P 500 Apparel, Accessories and Luxury Goods.

		INDEXED RETURNS
	Base	Years Ending
	Period
Company / Index	1/30/2010	1/29/2011	1/28/2012	2/2/2013	2/1/2014	1/31/2015
Oxford Industries, Inc.	100	136.27	285.19	290.97	447.45	336.24
S&P SmallCap 600 Index	100	130.07	141.69	164.39	208.83	221.68
S&P 500 Apparel, Accessories & Luxury Goods	100	137.40	196.20	182.34	211.61	219.39

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

	Fiscal 2014	Fiscal 2013	Fiscal 2012	Fiscal 2011	Fiscal 2010
	(In millions, except per share amounts)
Net sales	$997.8	$917.1	$855.5	$758.9	$603.9
Cost of goods sold	443.1	403.5	386.0	345.9	276.5
Gross profit	554.7	513.6	469.5	413.0	327.4
SG&A	488.9	447.6	410.7	358.6	302.0
Change in fair value of contingent consideration	0.3	0.3	6.3	2.4	0.2
Royalties and other operating income	18.1	19.0	16.4	16.8	15.4
Operating income	83.6	84.7	69.0	68.8	40.7
Loss on repurchase of senior notes	—	—	(9.1)	(9.0)	—
Interest expense, net	3.5	4.2	8.9	16.3	19.9
Earnings from continuing operations before income taxes	80.1	80.5	50.9	43.5	20.8
Income taxes	34.4	35.2	19.6	14.3	4.5
Earnings from continuing operations	45.8	45.3	31.3	29.2	16.2
Earnings, including gain on sale in Fiscal 2010, from discontinued operations, net of taxes	—	—	—	0.1	62.4
Net earnings	$45.8	$45.3	$31.3	$29.4	$78.7
Diluted earnings from continuing operations per share	$2.78	$2.75	$1.89	$1.77	$0.98
Diluted earnings, including gain on sale in Fiscal 2010, from discontinued operations per share, including the gain on sale	$—	$—	$—	$0.01	$3.77
Diluted net earnings per share	$2.78	$2.75	$1.89	$1.78	$4.75
Diluted weighted average shares outstanding	16.5	16.5	16.6	16.5	16.6
Dividends declared and paid	$13.9	$11.9	$9.9	$8.6	$7.3
Dividends declared and paid per share	$0.84	$0.72	$0.60	$0.52	$0.44
Total assets, at period-end	$645.1	$627.3	$556.1	$509.2	$558.5
Long-term debt at period-end	$104.8	$137.6	$108.6	$103.4	$147.1
Shareholders' equity, at period-end	$290.6	$260.2	$229.8	$204.1	$180.0
Net cash provided by operating activities	$95.4	$52.7	$67.1	$44.2	$35.7
Capital expenditures	$50.4	$43.4	$60.7	$35.3	$13.3
Depreciation and amortization included in earnings from continuing operations	$37.6	$33.9	$26.3	$27.2	$19.2
Stock compensation expense included in earnings from continuing operations	$4.1	$1.7	$2.8	$2.2	$4.5
LIFO accounting charges included in earnings from continuing operations	$2.1	$—	$4.0	$5.8	$3.8
Book value per share at period-end	$17.64	$15.85	$13.85	$12.35	$10.90
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our operations, cash flows, liquidity and capital resources should be read in conjunction with our consolidated financial statements contained in this report.
OVERVIEW

We generate revenues and cash flow primarily through our design, sourcing, marketing and distribution of branded apparel products bearing the trademarks of our owned lifestyle brands, as well as certain licensed and private label apparel products. We distribute our products through our direct to consumer distribution channels, including our retail stores, e-commerce sites and restaurants, and our wholesale distribution channel, which includes better department stores, specialty stores, national chains, warehouse clubs, mass merchants and Internet retailers. In Fiscal 2014, more than 90% of our consolidated net sales were to customers located in the United States, with the sales outside the United States primarily being sales of our Ben Sherman products in the United Kingdom and continental Europe as well as sales of our Tommy Bahama products in Canada and the Asia-Pacific region. We source substantially all of our products through third party manufacturers located outside of the United States.

Our business strategy is to develop and market compelling lifestyle brands and products that evoke a strong emotional response from our target consumers. We believe that lifestyle branded products that create an emotional connection with consumers can command greater customer loyalty and higher price points at retail, resulting in higher earnings. We also believe a successful lifestyle brand opens up greater opportunities for full-price direct to consumer operations as well as licensing opportunities in product categories beyond our core business. We strive to exploit the potential of our existing brands and products and, as suitable opportunities arise, we may acquire additional lifestyle brands that we believe fit within our business model.

We operate in highly competitive domestic and international markets in which numerous U.S.-based and foreign apparel firms compete. No single apparel firm or small group of apparel firms dominates the apparel industry and our competitors vary by operating group and distribution channel. We believe that the principal competitive factors in the apparel industry are the reputation, value and image of brand names; design; consumer preference; price; quality; marketing; and customer service. We believe that our ability to compete successfully in design and marketing is directly related to our proficiency in foreseeing changes and trends in fashion and consumer preference, and presenting appealing products for consumers. In some instances, a retailer that is our customer may compete with us by offering certain of its own or other competitor's products in its retail stores. Additionally, the apparel industry is cyclical and dependent upon the overall level of discretionary consumer spending, which changes as regional, domestic and international economic conditions change. Often, negative economic conditions have a longer and more severe impact on the apparel industry than these conditions have on other industries.

We believe the global economic conditions and resulting economic uncertainty that have prevailed in recent years continue to impact each of our operating groups, and the apparel industry as a whole. Although some signs of economic improvements exist, the apparel retail environment remains increasingly promotional and economic uncertainty remains. We anticipate that sales of our products may continue to be impacted negatively as long as the retail apparel environment remains promotional and there is an elevated level of economic uncertainty in the geographies in which we operate. Additionally, we have been impacted in recent years by pricing pressures on raw materials, transportation, labor and other costs necessary for the production and sourcing of apparel products, most of which appear to be permanent cost increases.

We believe that our Tommy Bahama® and Lilly Pulitzer® lifestyle brands have significant opportunities for long-term growth in their direct to consumer businesses through expansion of our retail store operations, as we add additional retail store locations and increase comparable store sales, and higher sales in our e-commerce operations, which are likely to grow at a faster rate than comparable brick and mortar retail store sales. We also believe that these lifestyle brands provide an opportunity for moderate sales increases in their wholesale businesses in the long-term primarily from current customers adding to their existing door count and the selective addition of new wholesale customers who generally follow a full-price retail model. We believe that we must continue to invest in our Tommy Bahama and Lilly Pulitzer lifestyle brands in order to take advantage of their long-term growth opportunities. Investments include capital expenditures primarily related to the direct to consumer operations such as retail store build-out and remodels, technology enhancements and distribution center and administrative office expansion initiatives, as well as increased employment, advertising and other costs in key functions to support the ongoing business operations and fuel future net sales growth. We expect that the investments may continue to put downward pressure on our operating margins in the near future until we have sufficient sales to leverage the operating costs.

We believe that there are opportunities for modest sales growth for Lanier Clothes through new product programs; however, we also believe that the tailored clothing environment will continue to be very challenging, which we believe will negatively impact net sales, operating income and operating margin, particularly in the near term. On March 24, 2015, our Board of Directors authorized our management to pursue a sale of the Ben Sherman business.  We have engaged Financo, Ltd. as our financial advisor to assist in the transaction process. We plan to continue to operate the Ben Sherman business during the process, and although we expect to complete a sale within Fiscal 2015 no specific timetable has been set for consummation of a transaction. There can be no assurance that a transaction will take place, and our Board of Directors may consider other alternatives for the Ben Sherman business that it believes are in the best interest of shareholders.

We continue to believe that it is important to maintain a strong balance sheet and liquidity. We believe that positive cash flow from operations in the future coupled with the strength of our balance sheet and liquidity will provide us with sufficient resources to fund future investments in our lifestyle brands. While we believe that we have significant opportunities to appropriately deploy our capital and resources in our existing lifestyle brands, in the future, we may also add additional lifestyle brands to our portfolio if we identify appropriate targets which meet our investment criteria.
The following table sets forth our consolidated operating results (in thousands, except per share amounts) for Fiscal 2014 compared to Fiscal 2013 :

	Fiscal 2014	Fiscal 2013
Net sales	$997,806	$917,097
Operating income	$83,603	$84,670
Net earnings	$45,758	$45,291
Net earnings per diluted share	$2.78	$2.75

The primary reasons for the higher net earnings in Fiscal 2014 were:

•	Higher operating income in Lilly Pulitzer resulting from higher net sales and gross margins partially offset by higher SG&A associated with expanding operations;

•	Improved operating results in Ben Sherman primarily due to increased net sales partially offset by lower gross margin and lower royalty income;

•	Lower income taxes primarily reflecting a lower effective tax rate; and

•	Lower interest expense.

These favorable items were partially offset by:

•
A larger operating loss in Corporate and Other reflecting higher incentive compensation, an unfavorable LIFO accounting charge and lower Oxford Golf sales in Fiscal 2014, while Fiscal 2013 included a gain on the sale of a property and the benefit of certain favorable changes in accruals; and

•
Lower operating income in Tommy Bahama reflecting lower gross margin and higher SG&A associated with the expanding operations, partially offset by the impact of higher net sales and higher royalty income.

OPERATING GROUPS
Our business primarily operates through our four operating groups: Tommy Bahama, Lilly Pulitzer, Lanier Clothes and Ben Sherman. We identify our operating groups based on the way our management organizes the components of our business for purposes of allocating resources and assessing performance. Our operating group structure reflects a brand-focused management approach, emphasizing operational coordination and resource allocation across each brand's direct to consumer, wholesale and licensing operations. For a description of each of our operating groups, see Part I, Item 1. Business and Note 2 to our consolidated financial statements, both included in this report.

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

For purposes of our disclosures, we consider a comparable store to be, in addition to our e-commerce sites, a physical full-price retail store that was owned and open as of the beginning of the prior fiscal year and which did not have during the relevant periods, and is not within the current fiscal year scheduled to, have, (1) a remodel resulting in the store being closed for an extended period of time (which we define as a period of two weeks or longer), (2) a greater than 15% change in the size of the retail space due to expansion or reduction, (3) a relocation to a new space that was significantly different from the prior retail space, or (4) a closing or opening of a Tommy Bahama restaurant adjacent to the retail store. For those stores which are excluded from comparable stores based on the preceding sentence, the stores continue to be excluded from comparable store sales until the criteria for a new store is met subsequent to the remodel, relocation or restaurant closing or opening. Generally, a store that is remodeled will continue to be included in our comparable store metrics as a store is not typically closed for a two week period during a remodel. However, a store that is relocated generally will not be included in our comparable store metrics until that store has been open in the relocated space for the entirety of the prior fiscal year as the size or other characteristics of the store typically change significantly from the prior location. Additionally, any stores that were closed during the prior fiscal year or current fiscal year, or which we plan to close or vacate in the current fiscal year, are excluded from the definition of comparable stores.

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

	Fiscal 2014		Fiscal 2013		Fiscal 2012
Net sales	$997,806	100.0%	$917,097	100.0%	$855,542	100.0%
Cost of goods sold	443,127	44.4%	403,523	44.0%	385,985	45.1%
Gross profit	554,679	55.6%	513,574	56.0%	469,557	54.9%
SG&A	488,924	49.0%	447,645	48.8%	410,737	48.0%
Change in fair value of contingent consideration	275	—%	275	—%	6,285	0.7%
Royalties and other operating income	18,123	1.8%	19,016	2.1%	16,436	1.9%
Operating income	83,603	8.4%	84,670	9.2%	68,971	8.1%
Interest expense, net	3,483	0.3%	4,169	0.5%	8,939	1.0%
Loss on repurchase of senior notes	—	—%	—	—%	9,143	1.1%
Earnings before income taxes	80,120	8.0%	80,501	8.8%	50,889	5.9%
Income taxes	34,362	3.4%	35,210	3.8%	19,572	2.3%
Net earnings	$45,758	4.6%	$45,291	4.9%	$31,317	3.7%
FISCAL 2014 COMPARED TO FISCAL 2013
The discussion and tables below compare certain line items included in our consolidated statements of operations for Fiscal 2014 to Fiscal 2013, each of which included 52 weeks. Each dollar and percentage change provided reflects the change between these periods unless indicated otherwise. Each dollar and share amount included in the tables is in thousands except for per share amounts. Individual line items of our consolidated statements of operations may not be directly comparable to those of our competitors, as classification of certain expenses may vary by company.

Net Sales

	Fiscal 2014	Fiscal 2013	$ Change	% Change
Tommy Bahama	$627,498	$584,941	$42,557	7.3%
Lilly Pulitzer	167,736	137,943	29,793	21.6%
Lanier Clothes	112,934	109,530	3,404	3.1%
Ben Sherman	77,481	67,218	10,263	15.3%
Corporate and Other	12,157	17,465	(5,308)	(30.4)%
Total	$997,806	$917,097	$80,709	8.8%

Consolidated net sales increased 8.8% reflecting the net sales increases in all operating groups partially offset by lower sales in Corporate and Other, each as discussed below. Further, as direct to consumer sales grew at a faster rate than wholesale sales, net sales in the direct to consumer channel of distribution represented a greater percentage of consolidated net sales during Fiscal 2014 as presented below:

	Fiscal 2014	Fiscal 2013
Full price retail stores and outlets	40%	40%
E-commerce	14%	12%
Restaurant	7%	7%
Wholesale	39%	41%
Total	100%	100%

Tommy Bahama:

The Tommy Bahama net sales increase of 7.3% was primarily driven by (1) an incremental net sales increase of $21.8 million associated with the operation of additional retail stores, including the Canadian retail stores acquired in the Second Quarter of Fiscal 2013, (2) a $9.9 million, or 4%, increase in comparable store sales, which includes full-price retail stores and full-price e-commerce sales, to $288.6 million in Fiscal 2014 from $278.7 million in Fiscal 2013, (3) a $6.4 million increase in wholesale sales reflecting higher levels of off-price wholesale sales in Fiscal 2014 and the inclusion of the wholesale sales of Tommy Bahama Canada for the full year in Fiscal 2014, (4) $4.6 million of additional e-commerce flash clearance sales resulting in $8.1 million for the fiscal year, and (5) a $3.4 million increase in restaurant sales primarily resulting from higher sales in existing restaurants. These increases in net sales were partially offset by a $3.3 million decrease in net sales in outlet stores which were operated during all of Fiscal 2013 and Fiscal 2014.

As of January 31, 2015, we operated 157 Tommy Bahama stores globally, consisting of 101 full-price retail stores, 15 restaurant-retail locations and 41 outlet stores. As of February 1, 2014, we operated 141 Tommy Bahama stores consisting of 91 full-price retail stores, 14 restaurant-retail locations and 36 outlet stores. The following table presents the proportion of net sales by distribution channel for Tommy Bahama for each period presented:

	Fiscal 2014	Fiscal 2013
Full price retail stores and outlets	50%	51%
E-commerce	14%	13%
Restaurant	10%	10%
Wholesale	26%	26%
Total	100%	100%

Lilly Pulitzer:

The Lilly Pulitzer net sales increase of 21.6% reflects an increase in each channel of distribution including (1) an $11.1 million, or 19%, increase in comparable store sales, to $70.1 million in Fiscal 2014 compared to $59.0 million in Fiscal 2013, (2) an incremental net sales increase of $8.9 million associated with retail stores opened in Fiscal 2013 or Fiscal 2014, (3) an increase in e-commerce flash clearance sales of $5.2 million to $16.7 million and (4) a $4.5 million increase in wholesale sales. As of January 31, 2015, we operated 28 Lilly Pulitzer retail stores compared to 23 retail stores as of February 1, 2014. The following table presents the proportion of net sales by distribution channel for Lilly Pulitzer for each period presented:

	Fiscal 2014	Fiscal 2013
Full price retail stores	34%	32%
E-commerce	28%	25%
Wholesale	38%	43%
Total	100%	100%

Lanier Clothes:

The Lanier Clothes net sales increase of 3.1% was primarily due to a $3.5 million increase in net sales in the private label business, with branded sales generally being comparable between Fiscal 2014 and Fiscal 2013. The increase in the private label business was driven by an increase in the pants program for a warehouse club customer, which began in the Fourth Quarter of Fiscal 2013 and more than offset decreases in other private label programs. The decreases in the other private label programs was primarily due to lower volume and the exit from some seasonal and replenishment programs.

Ben Sherman:

The Ben Sherman net sales increase of 15.3% primarily resulted from (1) an increase in wholesale sales of $4.2 million, substantially all of which is related to increased off-price sales associated with the liquidation of certain aged inventory, (2) a $3.1 million increase in retail store sales reflecting comparable store sales increases and the net impact of store openings and closures since the start of Fiscal 2013, (3) $2.2 million of higher sales resulting from the translation impact of a change in the average exchange rate between the British pound sterling and the United States dollar reflecting a 4% stronger pound sterling in Fiscal 2014 and (4) an $0.8 million increase in e-commerce sales. As of January 31, 2015, we operated 21 Ben Sherman retail stores, consisting of 12 full-price retail stores and nine outlet stores. As of February 1, 2014 we operated 17 Ben Sherman retail stores, consisting of 11 full-price stores and six outlets. The following table presents the proportion of net sales by distribution channel for Ben Sherman for each period presented:

	Fiscal 2014	Fiscal 2013
Direct to Consumer	45%	46%
Wholesale	55%	54%
Total	100%	100%

Corporate and Other:

Corporate and Other net sales primarily consist of the net sales of our Oxford Golf business and our Lyons, Georgia distribution center as well as the impact of the elimination of inter-company sales between our operating groups. The decrease in sales of 30.4% was primarily due to (1) a reduction in Oxford Golf's private label sales, (2) a significant initial shipment of an Oxford Golf branded program in Fiscal 2013 that did not anniversary in Fiscal 2014 and (3) a larger unfavorable impact of the elimination of inter-company sales of Lanier Clothes to Ben Sherman in Fiscal 2014.

Gross Profit

The table below presents gross profit by operating group and in total for Fiscal 2014 and Fiscal 2013 as well as the change between those two periods. Our gross profit and gross margin, which is calculated as gross profit divided by net sales, may not be directly comparable to those of our competitors, as statement of operations classification of certain expenses may vary by company.

	Fiscal 2014	Fiscal 2013	$ Change	% Change
Tommy Bahama	$377,415	$358,930	$18,485	5.2%
Lilly Pulitzer	106,317	84,845	21,472	25.3%
Lanier Clothes	30,704	30,552	152	0.5%
Ben Sherman	36,730	32,094	4,636	14.4%
Corporate and Other	3,513	7,153	(3,640)	NM
Total gross profit	$554,679	$513,574	$41,105	8.0%
LIFO charge (credit) included in Corporate and Other	$2,131	$(27)
Inventory step-up charge included in Tommy Bahama associated with Tommy Bahama Canada acquisition	$—	$707

The increase in consolidated gross profit was primarily due to the higher net sales as discussed above. In addition to the impact of higher net sales, gross profit on a consolidated basis and for each operating group was impacted by changes in sales mix and gross margin within each operating group, as discussed below. The table below presents gross margin by operating group and in total for Fiscal 2014 and Fiscal 2013.

	Fiscal 2014	Fiscal 2013
Tommy Bahama	60.1%	61.4%
Lilly Pulitzer	63.4%	61.5%
Lanier Clothes	27.2%	27.9%
Ben Sherman	47.4%	47.7%
Corporate and Other	NM	NM
Consolidated gross margin	55.6%	56.0%

On a consolidated basis, gross margin decreased primarily as a result of lower gross margin in Tommy Bahama and Lanier Clothes as well as the $2.1 million net unfavorable impact of LIFO accounting in Fiscal 2014 as compared to Fiscal 2013. These unfavorable items were partially offset by (1) improved gross margins in Lilly Pulitzer, (2) the favorable impact of a greater proportion of net sales being from our direct to consumer channels of distribution and (3) Fiscal 2013 including a $0.7 million inventory step-up charge associated with the Tommy Bahama Canada acquisition with no inventory step-up charge in Fiscal 2014. We do not anticipate any future charges for inventory step-up beyond Fiscal 2013 related to this acquisition.

Tommy Bahama:

The lower gross margin at Tommy Bahama primarily reflected a change in sales mix with outlet stores, e-commerce flash clearance sales and off-price wholesale sales representing a greater proportion of Tommy Bahama's net sales and lower gross margins in our outlet store, e-commerce flash clearance and wholesale sales. The lower gross margins in our outlet stores resulted from more in-outlet store discounts in order to move excess spring inventory and drive traffic. The decrease in wholesale gross margins primarily resulted from more significant discounts on certain wholesale sales as well as a larger amount of off-price wholesale sales. Fiscal 2013 included a $0.7 million inventory step-up charge associated with the Tommy Bahama Canada acquisition.

Lilly Pulitzer:

The higher gross margin in Lilly Pulitzer was primarily driven by (1) a change in sales mix toward the direct to consumer channel of distribution, which typically has higher gross margins than the wholesale channel of distribution, and (2) higher gross margins in both the direct to consumer and wholesale channels of distribution. The higher gross margins in the direct to consumer business reflects less promotional activity. These favorable items were partially offset by the gross margin impact of the increase in e-commerce flash clearance sales in Fiscal 2014.

Lanier Clothes:

The lower gross margin for Lanier Clothes was primarily due to a change in sales mix with private label programs representing a greater proportion of net sales of Lanier Clothes. Private label programs, including a warehouse club pants program, generally have lower gross margins than branded product programs.

Ben Sherman:

The lower gross margin at Ben Sherman reflects a higher proportion off-price sales which generally have lower gross margins, and more significant inventory markdowns.

Corporate and Other:

The gross profit in Corporate and Other in each period primarily reflects (1) the gross profit of our Oxford Golf and Lyons, Georgia distribution center operations, (2) the impact of LIFO accounting adjustments and (3) the impact of certain consolidating adjustments, including the elimination of inter-company sales between our operating groups. The lower gross profit for Corporate and Other was primarily due to the impact of the lower sales as well as the the $2.1 million net unfavorable impact of LIFO accounting in Fiscal 2014 as compared to Fiscal 2013.

SG&A

	Fiscal 2014	Fiscal 2013	$ Change	% Change
SG&A	488,924	447,645	$41,279	9.2%
SG&A (as a % of net sales)	49.0%	48.8%
Amortization of intangible assets included in Tommy Bahama associated with Tommy Bahama Canada acquisition	$1,764	$1,377

The increase in SG&A was primarily due to (1) higher costs to support the growing Tommy Bahama and Lilly Pulitzer businesses, including increased employment expense, infrastructure costs and advertising expense, (2) $13.7 million of incremental costs associated with additional Tommy Bahama retail stores and restaurants and Lilly Pulitzer stores, (3) $7.5 million of increased incentive compensation, primarily reflecting increases in Lilly Pulitzer, Corporate and Other and Tommy Bahama, (4) $2.4 million of additional equity-based compensation primarily resulting from equity awards granted in Fiscal 2014 and (5) a $1.8 million unfavorable SG&A impact resulting from currency translation at Ben Sherman as a result of the stronger pound sterling.

SG&A included $2.5 million of amortization of intangible assets in Fiscal 2014 compared to $2.2 million in Fiscal 2013, with the increase primarily due to the Tommy Bahama Canada acquisition in the Second Quarter of Fiscal 2013. We anticipate that amortization of intangible assets for Fiscal 2015 will be approximately $2.1 million, with approximately $1.6 million of the amortization related to amortization of the intangible assets acquired as part of the Tommy Bahama Canada acquisition.

Change in fair value of contingent consideration

	Fiscal 2014	Fiscal 2013	$ Change	% Change
Change in fair value of contingent consideration included in Lilly Pulitzer	$275	$275	$—	—%

In connection with our acquisition of the Lilly Pulitzer brand and operations in Fiscal 2010, we entered into a contingent consideration agreement with the sellers, whereby we would be obligated to pay certain contingent consideration amounts based on Lilly Pulitzer's achievement of certain earnings targets. In accordance with GAAP, we have recognized a liability in our consolidated balance sheets for the fair value of this liability at each balance sheet date. Generally, such a liability increases in fair value as we approach the date of anticipated payment, resulting in a charge to our consolidated statements of operations during that period. Further, if we determine that the probability of the amounts being earned changes, it would impact our assessment of the fair value in our consolidated balance sheet, resulting in a charge or income in our consolidated statement of operations at that time. Thus, change in fair value of contingent consideration reflects the current period impact of the change in the fair value of any contingent consideration obligations.
The charge in Fiscal 2014 and Fiscal 2013 for change in fair value of contingent consideration primarily reflects the passage of time as we approach the anticipated payments as there were not any significant changes related to our assumptions related to the fair value of the contingent consideration during either year. As the amount recognized in our January 31, 2015 consolidated balance sheet reflects the full amount to be paid for the contingent consideration, we do not anticipate any additional charges for change in fair value of contingent consideration related to the Lilly Pulitzer acquisition in future periods.
Royalties and other operating income

	Fiscal 2014	Fiscal 2013	$ Change	% Change
Royalties and other operating income	$18,123	$19,016	$(893)	(4.7)%
Gain on sale of real estate included in Corporate and Other	$—	$1,611

Royalties and other operating income primarily reflects income received from third parties from the licensing of our Tommy Bahama, Ben Sherman and Lilly Pulitzer brands. The decrease in royalties and other income was primarily due to (1) Fiscal 2013 including a $1.6 million gain on sale of real estate and (2) lower royalty income in Ben Sherman. These unfavorable items were partially offset by higher royalty income for both Tommy Bahama and Lilly Pulitzer.

Operating income (loss)

	Fiscal 2014	Fiscal 2013	$ Change	% Change
Tommy Bahama	$71,132	$72,207	$(1,075)	(1.5)%
Lilly Pulitzer	32,190	25,951	6,239	24.0%
Lanier Clothes	10,849	10,828	21	0.2%
Ben Sherman	(10,832)	(13,131)	2,299	17.5%
Corporate and Other	(19,736)	(11,185)	(8,551)	(76.5)%
Total operating income	$83,603	$84,670	$(1,067)	(1.3)%
LIFO charge (credit) included in Corporate and Other	$2,131	$(27)
Inventory step-up charge included in Tommy Bahama associated with Tommy Bahama Canada acquisition	$—	$707
Amortization of intangible assets included in Tommy Bahama associated with Tommy Bahama Canada acquisition	$1,764	$1,377
Change in fair value of contingent consideration included in Lilly Pulitzer	$275	$275
Gain on sale of real estate included in Corporate and Other	$—	$1,611

Operating income, on a consolidated basis, was $83.6 million in Fiscal 2014 compared to $84.7 million in Fiscal 2013. The 1.3% decrease in operating income was primarily due to the lower operating results in Corporate and Other and Tommy Bahama partially offset by improved operating results in Lilly Pulitzer and Ben Sherman. Changes in operating income by operating group are discussed below.

Tommy Bahama:

	Fiscal 2014	Fiscal 2013	$ Change	% Change
Net sales	$627,498	$584,941	$42,557	7.3%
Gross margin	60.1%	61.4%
Operating income	$71,132	$72,207	$(1,075)	(1.5)%
Operating income as % of net sales	11.3%	12.3%
Inventory step-up charge included in Tommy Bahama associated with Tommy Bahama Canada acquisition	$—	$707
Amortization of intangible assets included in Tommy Bahama associated with Tommy Bahama Canada acquisition	$1,764	$1,377

The decrease in operating income for Tommy Bahama was primarily due to a lower gross margin and higher SG&A partially offset by the impact of higher net sales and higher royalty income. The higher SG&A reflects (1) $9.4 million of incremental SG&A associated with the cost of operating additional retail stores and restaurants, including any set-up costs associated with new stores and restaurants, (2) higher costs to support the growing Tommy Bahama business, including infrastructure, employment and advertising costs, (3) $2.3 million of higher incentive compensation, including equity-based compensation, and (4) $0.4 million of additional amortization of intangible assets associated with Tommy Bahama Canada, which in the aggregate were partially offset by Fiscal 2013 including $0.7 million inventory step-up charge associated with the Tommy Bahama Canada acquisition. Fiscal 2014 included an operating loss of $10.3 million related to our Tommy Bahama Asia-Pacific expansion compared to an operating loss of $11.9 million in Fiscal 2013.

Lilly Pulitzer:

	Fiscal 2014	Fiscal 2013	$ Change	% Change
Net sales	$167,736	$137,943	$29,793	21.6%
Gross margin	63.4%	61.5%
Operating income	$32,190	$25,951	$6,239	24.0%
Operating income as % of net sales	19.2%	18.8%
Change in fair value of contingent consideration included in Lilly Pulitzer	$275	$275

The increase in operating income in Lilly Pulitzer was primarily due to the favorable impact of higher net sales, higher gross margin and higher royalty and other income. These items were partially offset by increased SG&A. The increased SG&A was primarily associated with (1) $5.5 million of higher incentive compensation, including equity-based compensation, (2) higher SG&A to support the growing business, reflecting employment and infrastructure costs as well as higher advertising expense, and (3) $4.2 million of incremental SG&A associated with the cost of operating additional retail stores.

Lanier Clothes:

	Fiscal 2014	Fiscal 2013	$ Change	% Change
Net sales	$112,934	$109,530	$3,404	3.1%
Gross margin	27.2%	27.9%
Operating income	$10,849	$10,828	$21	0.2%
Operating income as % of net sales	9.6%	9.9%

The comparable operating income reflects the net impact of higher net sales, lower gross margin and comparable SG&A.

Ben Sherman:

	Fiscal 2014	Fiscal 2013	$ Change	% Change
Net sales	$77,481	$67,218	$10,263	15.3%
Gross margin	47.4%	47.7%
Operating loss	$(10,832)	$(13,131)	$2,299	17.5%
Operating loss as % of net sales	(14.0)%	(19.5)%

The improved operating results for Ben Sherman resulted from the increased net sales and comparable SG&A before the impact of currency translation, partially offset by the lower gross margin and lower royalty income. Due to the 4% change in the average exchange rate between the pound sterling and the United States dollar from Fiscal 2013, individual line items within the statement of operations for Ben Sherman were higher than the prior year, even if the amounts in pound sterling may have been comparable between periods. The 4% change in the average exchange rate resulted in a $0.6 million unfavorable foreign currency translation impact on Ben Sherman's operating results between the two periods.

Corporate and Other:

	Fiscal 2014	Fiscal 2013	$ Change	% Change
Net sales	$12,157	$17,465	$(5,308)	(30.4)%
Operating loss	$(19,736)	$(11,185)	$(8,551)	(76.5)%
LIFO charge (credit) included in Corporate and Other	$2,131	$(27)
Gain on sale of real estate included in Corporate and Other	$—	$1,611

The lower operating results were primarily due to (1) $2.4 million of higher incentive compensation expense, (2) a $2.1 million net unfavorable impact of LIFO accounting in Fiscal 2014 as compared to Fiscal 2013, (3) lower sales in Oxford

Golf, (4) Fiscal 2013 including a gain on sale of real estate of $1.6 million, and (5) Fiscal 2013 benefiting from certain favorable changes in accruals.

Interest expense, net

	Fiscal 2014	Fiscal 2013	$ Change	% Change
Interest expense, net	$3,483	$4,169	$(686)	(16.5)%

Interest expense decreased primarily due to lower borrowing rates and lower average borrowings outstanding in Fiscal 2014. During Fiscal 2014, substantially all of our borrowings were under our U.S. Revolving Credit Agreement.

Income taxes

	Fiscal 2014	Fiscal 2013	$ Change	% Change
Income taxes	$34,362	$35,210	$(848)	(2.4)%
Effective tax rate	42.9%	43.7%

Income tax expense decreased primarily due to a lower effective tax rate. The high effective tax rates for both periods, as compared to a typical statutory tax rate, reflect the unfavorable impact of foreign losses for which we are not able to recognize an income tax benefit. The lower effective tax rate in Fiscal 2014 as compared to Fiscal 2013 primarily resulted from lower foreign losses resulting from improved operating results in our international sourcing operations, Ben Sherman operations in the United Kingdom and Tommy Bahama Asia-Pacific operations. The effective tax rate for Fiscal 2013 benefited from the reduction in the enacted tax rate in the United Kingdom during the Second Quarter of Fiscal 2013, with no such change occurring in Fiscal 2014. For further information regarding income taxes, see Note 8 to our consolidated financial statements included in this report.

We anticipate that our effective tax rate for Fiscal 2015 will be lower than our effective tax rate for Fiscal 2014 primarily as a result of an anticipated decrease in foreign losses, resulting in a higher proportion of domestic income to foreign losses.

Net earnings

	Fiscal 2014	Fiscal 2013
Net earnings	$45,758	$45,291
Net earnings per diluted share	$2.78	$2.75
Weighted average shares outstanding - diluted	16,471	16,482

The primary reasons for the higher net earnings in Fiscal 2014 were:

•	Higher operating income in Lilly Pulitzer reflecting higher net sales and gross margins partially offset by higher SG&A associated with expanding operations;

•	Improved operating results in Ben Sherman primarily due to increased net sales partially offset by lower gross margin and lower royalty income;

•	Lower income taxes reflecting a lower effective tax rate; and

•	Lower interest expense.

These favorable items were partially offset by:

•
A larger operating loss in Corporate and Other reflecting higher incentive compensation, an unfavorable LIFO accounting charge and lower Oxford Golf sales in Fiscal 2014, while Fiscal 2013 included a gain on the sale of a property and the benefit of certain favorable changes in accruals; and

•
Lower operating income in Tommy Bahama reflecting lower gross margin and higher SG&A associated with the expanding operations, partially offset by the impact of higher net sales and higher royalty income.

FISCAL 2013 COMPARED TO FISCAL 2012

The discussion and tables below compare certain line items included in our statements of operations for Fiscal 2013, which included 52 weeks, to Fiscal 2012, which included 53 weeks. Each dollar and percentage change provided reflects the change between these periods unless indicated otherwise. Each dollar and share amount included in the tables is in thousands except for per share amounts. Individual line items of our consolidated statements of operations may not be directly comparable to those of our competitors, as classification of certain expenses may vary by company.

Net Sales

	Fiscal 2013	Fiscal 2012	$ Change	% Change
Tommy Bahama	584,941	528,639	56,302	10.7%
Lilly Pulitzer	137,943	122,592	15,351	12.5%
Lanier Clothes	109,530	107,272	2,258	2.1%
Ben Sherman	67,218	81,922	(14,704)	(17.9)%
Corporate and Other	17,465	15,117	2,348	15.5%
Total	$917,097	$855,542	$61,555	7.2%

Consolidated net sales increased in Fiscal 2013 compared to Fiscal 2012 primarily due to the net sales increases at Tommy Bahama and Lilly Pulitzer, which were partially offset by decreased net sales at Ben Sherman, each as discussed below. Further, as direct to consumer sales grew at a faster rate than wholesales sales, net sales in the direct to consumer channel of distribution represented a greater percentage of consolidated net sales in Fiscal 2013 as compared to Fiscal 2012, as presented below:

	Fiscal 2013	Fiscal 2012
Full price retail stores and outlets	40%	37%
E-commerce	12%	10%
Restaurant	7%	7%
Wholesale	41%	46%
Total	100%	100%

Tommy Bahama:

The Tommy Bahama sales increase of $56.3 million, or 10.7%, was primarily driven by (1) a net sales increase of $38.0 million associated with North American direct to consumer operations that were not comparable between periods, (2) a $17.5 million, or 7%, increase in comparable store sales to $254.0 million in Fiscal 2013 compared to $236.5 million in Fiscal 2012, (3) a net sales increase of $7.7 million attributable to the expansion of our Tommy Bahama direct to consumer operations in the Asia-Pacific region and (4) a $4.1 million increase in North American restaurant sales. The $38.0 million of sales associated with North American direct to consumer operations which were not comparable between periods include the sales associated with (1) domestic retail and outlet stores opened during Fiscal 2013 and Fiscal 2012, (2) our Canadian retail store operations which were acquired during the Second Quarter of Fiscal 2013 and (3) Tommy Bahama's initial e-commerce flash clearance sale, which occurred in January 2014. The increases in sales were partially offset by (1) a $8.5 million net sales decrease in the North American wholesale business, primarily resulting from reductions in orders from certain wholesale customers, and (2) a $2.5 million decrease in sales in outlet stores that were open for all of Fiscal 2012 and Fiscal 2013. The following table presents the proportion of net sales by distribution channel for Tommy Bahama for each period presented:

	Fiscal 2013	Fiscal 2012
Full price retail stores and outlets	51%	48%
E-commerce	13%	11%
Restaurant	10%	10%
Wholesale	26%	31%
Total	100%	100%
As of February 1, 2014, Tommy Bahama operated 141 retail stores compared to 113 retail stores as of February 2, 2013.

Lilly Pulitzer:

The Lilly Pulitzer sales increase of $15.4 million, or 12.5%, was primarily driven by (1) a net sales increase of $6.7 million associated with retail stores opened in Fiscal 2013 and Fiscal 2012, (2) a $4.4 million, or 9%, increase in comparable store sales to $51.7 million in Fiscal 2013 compared to $47.4 million in Fiscal 2012, (3) a wholesale sales increase of $2.4 million and (4) $2.1 million of higher e-commerce flash clearance sales in Fiscal 2013. The following table presents the proportion of net sales by distribution channel for Lilly Pulitzer for each period presented:

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

	Fiscal 2013	Fiscal 2012	$ Change	% Change
Tommy Bahama	358,930	321,920	37,010	11.5%
Lilly Pulitzer	84,845	76,842	8,003	10.4%
Lanier Clothes	30,552	30,264	288	1.0%
Ben Sherman	32,094	39,430	(7,336)	(18.6)%
Corporate and Other	7,153	1,101	6,052	NM
Total gross profit	$513,574	$469,557	$44,017	9.4%
LIFO charge (credit) included in Corporate and Other	$(27)	$4,043
Inventory step-up charge included in Tommy Bahama associated with Tommy Bahama Canada acquisition	$707	$—

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

SG&A

	Fiscal 2013	Fiscal 2012	$ Change	% Change
SG&A	$447,645	$410,737	$36,908	9.0%
SG&A (as a % of net sales)	48.8%	48.0%
Amortization of intangible assets included in Tommy Bahama associated with Tommy Bahama Canada acquisition	$1,377	$—

The increase in SG&A was primarily due to (1) $30.8 million of incremental SG&A in Fiscal 2013 associated with operating additional Tommy Bahama retail stores and restaurants and Lilly Pulitzer retail stores and (2) higher costs to support the growing Tommy Bahama and Lilly Pulitzer businesses. The increases in SG&A for Tommy Bahama and Lilly Pulitzer were partially offset by SG&A reductions in Ben Sherman and Corporate and Other. SG&A for Fiscal 2012 was unfavorably impacted by the inclusion of a 53rd week, which we estimate resulted in an additional $7 million of SG&A. Further, SG&A was impacted by a $7.2 million reduction in incentive compensation in Fiscal 2013 as compared to Fiscal 2012, primarily reflecting lower incentive compensation for both Tommy Bahama and Corporate and Other.

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

The $6.0 million decrease in the charge for the change in fair value of contingent consideration during Fiscal 2013 was primarily a result of Fiscal 2012 including a significant increase in the fair value of the contingent consideration, while Fiscal 2013 generally only reflected the passage of time as we approach the anticipated payments. During Fiscal 2012, we increased the fair value of the contingent consideration by $6.3 million to reflect not only the passage of time, but also our determination that the certainty of the payment of the contingent consideration related to the Lilly Pulitzer acquisition was more probable than we had determined in prior years based on our consideration of, among other things, (1) the Fiscal 2011 and Fiscal 2012 operating results of the Lilly Pulitzer operating group, (2) projected operating results for Lilly Pulitzer for Fiscal 2013 and Fiscal 2014, (3) the operating results criteria for the Fiscal 2013 and Fiscal 2014 amounts to be earned and (4) the shorter remaining term of the contingent consideration agreement.

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

Operating income (loss)

	Fiscal 2013	Fiscal 2012	$ Change	% Change
Tommy Bahama	$72,207	$69,454	$2,753	4.0%
Lilly Pulitzer	25,951	20,267	5,684	28.0%
Lanier Clothes	10,828	10,840	(12)	(0.1)%
Ben Sherman	(13,131)	(10,898)	(2,233)	(20.5)%
Corporate and Other	(11,185)	(20,692)	9,507	45.9%
Total operating income	$84,670	$68,971	$15,699	22.8%
LIFO charge (credit) included in Corporate and Other	$(27)	$4,043
Inventory step-up charge included in Tommy Bahama associated with Tommy Bahama Canada acquisition	$707	$—
Amortization of intangible assets included in Tommy Bahama associated with Tommy Bahama Canada acquisition	$1,377	$—
Change in fair value of contingent consideration included in Lilly Pulitzer	$275	$6,285
Gain on sale of real estate included in Corporate and Other	$1,611	$—

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

The decline in operating results for Ben Sherman was primarily due to the decrease in sales and lower gross margin, each as discussed above, and lower royalty income. These factors that negatively impacted the operating results were partially offset by reduced SG&A in Ben Sherman in Fiscal 2013 as Ben Sherman took certain actions to reduce its ongoing SG&A structure with a significant amount of that SG&A reduction being recognized in the second half of Fiscal 2013.

Corporate and Other:

	Fiscal 2013	Fiscal 2012	$ Change	% Change
Net sales	$17,465	$15,117	$2,348	15.5%
Operating loss	$(11,185)	$(20,692)	$9,507	45.9%
LIFO charge (credit) included in Corporate and Other	$(27)	$4,043
Gain on sale of real estate included in Corporate and Other	$1,611	$—

The Corporate and Other operating results improved in Fiscal 2013 primarily as a result of (1) Fiscal 2012 including a $4.0 million LIFO accounting charge with no significant LIFO accounting impact in Fiscal 2013, (2) a reduction in Corporate and Other SG&A primarily driven by a $2.1 million reduction in incentive compensation in Fiscal 2013, as well as certain favorable changes in accruals, (3) higher sales and improved gross margin in the Oxford Golf and Lyons, Georgia distribution center businesses and (4) Fiscal 2013 including a gain on sale of real estate of $1.6 million.

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

Income taxes

	Fiscal 2013	Fiscal 2012	$ Change	% Change
Income taxes	35,210	19,572	15,638	79.9%
Effective tax rate	43.7%	38.5%

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

The higher net earnings for Fiscal 2013 compared to Fiscal 2012 was primarily due to (1) increased net sales in Fiscal 2013 resulting in increased gross profit, (2) Fiscal 2012 including a loss on repurchase of senior notes of $9.1 million with no such charge in Fiscal 2013, (3) a $6.0 million reduction in the charge for the change in the fair value of contingent consideration, (4) a $4.8 million reduction in interest expense, (5) Fiscal 2012 including a LIFO accounting charge of $4.0 million with no significant LIFO accounting impact in Fiscal 2013, (6) lower SG&A in Ben Sherman and Corporate and Other, and (7) higher royalty and other operating income. These factors were partially offset by (1) higher SG&A associated with the continued growth and expansion of the Tommy Bahama and Lilly Pulitzer brands, (2) a higher effective tax rate in Fiscal 2013 and (3) $2.1 million of charges in the aggregate incurred in Fiscal 2013 related to an inventory step-up charge and amortization of intangible assets as a result of our acquisition of the Tommy Bahama operations in Canada.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Our primary source of revenue and cash flow is the sale and distribution of apparel products through our direct to consumer and wholesale channels of distribution. Our primary uses of cash flow include the purchase of apparel products in the operation of our business, as well as operating expenses including employee compensation and benefits, occupancy-related costs, marketing and advertising costs, other general and administrative expenses and the payment of periodic interest payments related to our financing arrangements. Additionally, we use cash for the funding of capital expenditures and dividends and repayment of indebtedness. In the ordinary course of business, we maintain certain levels of inventory and extend credit to our wholesale customers. Thus, we require a certain amount of working capital to operate our business. If cash inflows are less than cash outflows, we have access to amounts under our U.S. Revolving Credit Agreement and U.K. Revolving Credit Agreement, subject to their terms, each of which is described below. We may seek to finance future capital investment programs through various methods, including, but not limited to, cash flow from operations, borrowings under our current or additional credit facilities, sales of debt or equity securities and cash on hand.
As of January 31, 2015 we had $5.3 million of cash and cash equivalents on hand, with $109.0 million of borrowings outstanding and $128.0 million of availability under our revolving credit agreements. We believe our balance sheet and anticipated positive cash flows from operating activities in the future provide us with ample opportunity to continue to invest in our brands and our direct to consumer initiatives in future periods.
Key Liquidity Measures

($ in thousands)	January 31, 2015	February 1, 2014	$ Change	% Change
Total current assets	$281,322	$271,032	$10,290	3.8%
Total current liabilities	158,295	133,046	25,249	19.0%
Working capital	$123,027	$137,986	$(14,959)	(10.8)%
Working capital ratio	1.78	2.04
Debt to total capital ratio	27%	35%

Our working capital ratio is calculated by dividing total current assets by total current liabilities. Current assets increased from February 1, 2014 to January 31, 2015 primarily due to higher inventories and receivables, each as discussed below. Current liabilities increased primarily as a result of (1) the classification of $12.5 million of contingent consideration as a current liability as of January 31, 2015 compared to $2.5 million as of February 1, 2014, (2) $9.1 million higher accrued compensation as of January 31, 2015, primarily resulting from higher incentive compensation, and (3) increased accounts payables, accrued expenses and other liabilities as of January 31, 2015. Changes in working capital accounts are discussed below.

For the ratio of debt to total capital, debt is defined as short-term and long-term debt, and total capital is defined as debt plus shareholders’ equity. Debt was $109.0 million at January 31, 2015 and $141.6 million at February 1, 2014, while shareholders’ equity was $290.6 million at January 31, 2015 and $260.2 million at February 1, 2014. The decrease in debt primarily reflects the following during Fiscal 2014: (1) $95.4 million of cash flows from operating activities, (2) a $3.2 million reduction in cash and cash equivalents and (3) $1.0 million of proceeds from the issuance of common stock partially offset by the following: (1) $50.4 million of capital expenditures, (2) $13.9 million of dividends paid on our common stock and (3) $2.5 million of payments related to the Lilly Pulitzer contingent consideration arrangement. Shareholders' equity increased, primarily as a result of net earnings partially offset by dividends paid and the unfavorable impact on foreign currency exchange rate changes reflecting the stronger United States dollar as of January 31, 2015. Our debt levels and ratio of debt to total capital in future periods may not be comparable to historical amounts as we continue to assess, and possibly make changes to, our capital structure. Changes in our capital structure in the future, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.
Balance Sheet
The following tables set forth certain information included in our consolidated balance sheets (in thousands) and calculations of changes in the information included in our consolidated balance sheets. Below each table are explanations for any significant changes in the balances at January 31, 2015 compared to February 1, 2014.
Current Assets:

	January 31, 2015	February 1, 2014	$ Change	% Change
Cash and cash equivalents	$5,281	$8,483	$(3,202)	(37.7)%
Receivables, net	79,104	75,277	3,827	5.1%
Inventories, net	148,215	143,712	4,503	3.1%
Prepaid expenses, net	24,219	23,095	1,124	4.9%
Deferred tax assets	24,503	20,465	4,038	19.7%
Total current assets	$281,322	$271,032	$10,290	3.8%
Cash and cash equivalents as of January 31, 2015 and February 1, 2014 include typical cash amounts maintained on an ongoing basis in our operations, which generally ranges from $5 million to $10 million at any given time. Any excess cash generally is used to repay amounts outstanding under our revolving credit agreements. Receivables, net as of January 31, 2015 increased primarily due to higher wholesale sales, particularly in Tommy Bahama, in the last two months of Fiscal 2014.
Inventories, net as of January 31, 2015 increased in each of our operating groups, except for Lanier Clothes. The higher inventory levels generally reflect higher anticipated sales in the First Quarter of Fiscal 2015 as compared to the First Quarter of Fiscal 2014. Prepaid expenses, net were comparable as of January 31, 2015 and February 1, 2014 reflecting an increase in prepaid income taxes partially offset by decreases in prepaid operating expense amounts. Deferred tax assets increased from February 1, 2014 primarily as a result of higher incentive compensation amounts and a change in timing differences associated with inventory, due in part to the significant LIFO accounting charge in the Fourth Quarter of Fiscal 2014.
Non-current Assets:

	January 31, 2015	February 1, 2014	$ Change	% Change
Property and equipment, net	$155,076	$141,519	$13,557	9.6%
Intangible assets, net	167,770	173,023	(5,253)	(3.0)%
Goodwill	17,295	17,399	(104)	(0.6)%
Other non-current assets, net	23,604	24,332	(728)	(3.0)%
Total non-current assets, net	$363,745	$356,273	$7,472	2.1%
The increase in property and equipment, net was primarily due to capital expenditures during Fiscal 2014, which were partially offset by depreciation expense in Fiscal 2014. The decrease in intangible assets, net was primarily due to the impact of the stronger United States dollar on our foreign denominated intangible assets and amortization of intangible assets in Fiscal 2014. The decrease in other non-current assets was primarily due to a decrease in the value of corporate officers' life insurance policies and amortization of deferred financing costs partially offset by higher asset balances set aside for potential deferred compensation plan obligations.
Liabilities:

	January 31, 2015	February 1, 2014	$ Change	% Change
Total current liabilities	$158,295	$133,046	$25,249	19.0%
Long-term debt	104,842	137,592	(32,750)	(23.8)%
Non-current contingent consideration	—	12,225	(12,225)	(100.0)%
Other non-current liabilities	58,113	51,520	6,593	12.8%
Non-current deferred income taxes	33,212	32,759	453	1.4%
Total liabilities	$354,462	$367,142	(12,680)	(3.5)%
Current liabilities increased, reflecting (1) the $12.5 million current contingent consideration liability as of January 31, 2015 compared to $2.5 million as of February 1, 2014, (2) a $9.1 million increase in accrued compensation, primarily resulting from higher incentive compensation amounts as of January 31, 2015, and (3) increased accounts payables, accrued expenses and other liabilities as of January 31, 2015, which primarily resulted from the timing of payment of certain inventory and expense items. These items were partially offset by lower income taxes payable as of January 31, 2015. The decrease in debt primarily reflects the following during Fiscal 2014: (1) $95.4 million of cash flows from operating activities, (2) a $3.2 million reduction in cash and cash equivalents and (3) $1.0 million of proceeds from the issuance of common stock partially offset by the following: (1) $50.4 million of capital expenditures, (2) $13.9 million of dividends paid on our common stock and (3) $2.5 million of payments related to the Lilly Pulitzer contingent consideration arrangement. The decrease in non-current contingent consideration at January 31, 2015 was the result of all the contingent consideration obligation being classified as a current liability as of January 31, 2015 as the amount is expected to be paid in the first quarter of Fiscal 2015. Other non-current liabilities increased as of January 31, 2015 compared to the prior year primarily due to increases in deferred rent liabilities. Non-current deferred income taxes was comparable as of January 31, 2015 and February 1, 2014, primarily reflecting the net impact of changes in deferred taxes associated with accrued compensation balances and intangible assets.
Statement of Cash Flows
The following table sets forth the net cash flows resulting in the change in our cash and cash equivalents (in thousands):

	Fiscal 2014	Fiscal 2013	Fiscal 2012
Cash provided by operating activities	$95,409	$52,734	$67,098
Cash used in investing activities	(50,355)	(59,130)	(62,515)
Cash (used in) provided by financing activities	(47,619)	6,938	(10,594)
Net change in cash and cash equivalents	$(2,565)	$542	$(6,011)
Cash and cash equivalents on hand was $5.3 million, $8.5 million and $7.5 million at January 31, 2015, February 1, 2014 and February 2, 2013, respectively. Changes in cash flows in Fiscal 2014, Fiscal 2013 and Fiscal 2012 related to operating activities, investing activities, and financing activities are discussed below.
Fiscal 2014 Compared to Fiscal 2013
Operating Activities:

In Fiscal 2014 and Fiscal 2013, operating activities provided $95.4 million and $52.7 million of cash, respectively. The cash flow from operating activities was primarily the result of net earnings for the relevant period adjusted, as applicable, for non-cash activities including depreciation, amortization, equity-based compensation expense and the net impact of changes in our working capital accounts, as applicable. The higher cash flow from operating activities, despite the comparable earnings, for Fiscal 2014 was primarily due to changes in working capital and Fiscal 2013 including a significant excess tax benefit related to equity-based compensation. In Fiscal 2014, the more significant changes in working capital were increases in current liabilities and non-current liabilities, each of which increased cash flow from operations, partially offset by increases in inventories and receivables, each of which reduced cash flow from operations. In Fiscal 2013, the more significant changes in working capital were an increase in inventories and receivables, each of which reduced cash flow from operations, partially offset by an increase in current liabilities and other non-current liabilities.

We generally anticipate that cash flows from operations will increase in the future as our business continues to grow, reflecting higher earnings partially offset by increased working capital requirements.

Investing Activities:

During Fiscal 2014 and Fiscal 2013, investing activities used $50.4 million and $59.1 million of cash, respectively. Of these cash flows used in investing activity amounts, $50.4 million and $43.4 million in Fiscal 2014 and Fiscal 2013, respectively, were for the capital expenditures in each period primarily related to costs associated with new retail stores, information technology initiatives and retail store and restaurant remodeling.The remaining cash used in investing activities in Fiscal 2013 included $17.9 million related to our acquisition of the Tommy Bahama business in Canada from our former licensee.

We anticipate that capital expenditures in Fiscal 2015 will be significantly higher than capital expenditures in recent years. See a discussion of Fiscal 2015 expected capital expenditures in Contractual Obligations below.

Financing Activities:

During Fiscal 2014 and Fiscal 2013, financing activities used $47.6 million and provided $6.9 million of cash, respectively. In Fiscal 2014, we decreased debt by $32.6 million based on our cash flow from operating activities exceeding our cash needs for investing activities and financing activities. In Fiscal 2013, we increased debt by $25.0 million based on cash needs for investing and financing activities exceeding our cash flow from operations, while replacing our borrowings under our senior notes with borrowings under our U.S. Revolving Credit Agreement.

The repurchase of common stock in Fiscal 2013 primarily resulted from the vesting of restricted stock awards that were returned by employees to satisfy employee income tax obligations, while the proceeds from issuance of common stock primarily resulted from the excess tax benefit associated with the vesting of the restricted stock awards. We paid dividends of $13.9 million and $11.9 million during Fiscal 2014 and Fiscal 2013, respectively. In Fiscal 2014, we paid $2.5 million for the payment of the Fiscal 2013 contingent consideration payment related to the Lilly Pulitzer acquisition.

We anticipate that cash flow provided by or used in financing activities in the future will be dependent upon whether our cash flow from operating activities exceeds our capital expenditures, the remaining contingent consideration payment in Fiscal 2015 and dividend payments. Generally, we anticipate that excess cash, if any, is used to repay debt on our revolving credit agreements. Given the significance of capital expenditures and contingent consideration payment amounts in Fiscal 2015 as well as dividend payments, the amount of cash available to be used in financing activities as a repayment of debt may be limited.
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
Liquidity and Capital Resources
The table below sets forth the amounts outstanding under our financing arrangements (in thousands) as of January 31, 2015:

$235 million U.S. Secured Revolving Credit Facility ("U.S. Revolving Credit Agreement")	$104,842
£7 million Senior Secured Revolving Credit Facility ("U.K. Revolving Credit Agreement")	4,126
Total debt	108,968
Short-term debt	(4,126)
Long-term debt	$104,842

The U.S. Revolving Credit Agreement generally (i) is limited to a borrowing base consisting of specified percentages of eligible categories of assets; (ii) accrues variable-rate interest (weighted average borrowing rate of 1.9% as of January 31, 2015), unused line fees and letter of credit fees based upon a pricing grid which is tied to average unused availability and/or utilization; (iii) requires periodic interest payments with principal due at maturity (November 2018); and (iv) is secured by a first priority security interest in the accounts receivable, inventory, general intangibles and eligible trademarks, investment property (including the equity interests of certain subsidiaries), deposit accounts, intercompany obligations, equipment, goods, documents, contracts, books and records and other personal property of Oxford Industries, Inc. and substantially all of its domestic subsidiaries.

The U.K. Revolving Credit Agreement generally (i) accrues interest at the bank's base rate plus an applicable margin (4.0% as of January 31, 2015); (ii) requires interest payments monthly with principal payable on demand; and (iii) is collateralized by substantially all of the assets of our United Kingdom Ben Sherman subsidiaries.
To the extent cash flow needs exceed cash flow provided by our operations we will have access, subject to their terms, to our lines of credit to provide funding for operating activities, capital expenditures and acquisitions, if any. Our credit facilities are also used to finance trade letters of credit for product purchases, which reduce the amounts available under our lines of credit when issued. As of January 31, 2015, $8.5 million of trade letters of credit and other limitations on availability in the aggregate were outstanding against our credit facilities. After considering these limitations and the amount of eligible assets in our borrowing base, as applicable, as of January 31, 2015, we had $125.8 million and $2.3 million in unused availability under the U.S. Revolving Credit Agreement and the U.K. Revolving Credit Agreement, respectively, subject to the respective limitations on borrowings.
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
We believe that the affirmative covenants, negative covenants, financial covenants and other restrictions under our credit facilities are customary for those included in similar facilities entered into at the time we entered into our agreements. During Fiscal 2014 and as of January 31, 2015, no financial covenant testing was required pursuant to our U.S. Revolving Credit Agreement as the minimum availability threshold was met at all times. As of January 31, 2015, we were compliant with all covenants related to our credit facilities.
Other Liquidity Items:
We anticipate that we will be able to satisfy our ongoing cash requirements, which generally consist of working capital and other operating activity needs, capital expenditures, dividends and interest payments on our debt, if any, primarily from positive cash flow from operations supplemented by cash on hand and borrowings under our lines of credit, if necessary. Our need for working capital is typically seasonal with the greatest requirements generally existing in the fall and spring of each year. Our capital needs will depend on many factors including our growth rate, the need to finance inventory levels and the success of our various products. We anticipate that at the maturity of any of our financing arrangements or as otherwise deemed appropriate, we will be able to refinance the facilities and debt with terms available in the market at that time, which may or may not be as favorable as the terms of the current agreements or current market terms.
We have paid dividends in each quarter since we became a public company in July 1960, however, we may discontinue or modify dividend payments at any time if we determine that other uses of our capital, including payment of outstanding debt, repurchases of outstanding shares, funding of acquisitions or funding of capital expenditures, may be in our best interest; if our expectations of future cash flows and future cash needs outweigh the ability to pay a dividend; or if the terms of our credit facilities, other debt instruments, contingent consideration arrangements or applicable law limit our ability to pay dividends. We may borrow to fund dividends in the short-term based on our expectation of operating cash flows in future periods subject to the terms and conditions of our credit facilities or other debt instruments and applicable law. All cash flow from operations will not necessarily be paid out as dividends in all periods. For details about limitations on our ability to pay dividends, see the discussion of our credit facilities above and Note 5 of our consolidated financial statements contained in this report.
Contractual Obligations
The following table summarizes our contractual cash obligations, as of January 31, 2015, by future period (in thousands):

	Payments Due by Period
	Less Than 1 year	1-3 Years	3-5 Years	More Than 5 Years	Total
Contractual Obligations:
U.S. Revolving Credit Agreement and U.K. Revolving Credit Agreement (1)	$—	$—	$—	$—	$—
Operating leases (2)	65,802	121,854	102,465	222,143	512,264
Minimum royalty and advertising payments pursuant to royalty agreements	5,589	10,863	—	—	16,452
Letters of credit	8,546	—	—	—	8,546
Contingent purchase price consideration (3)	12,500	—	—	—	12,500
Other (4)(5)(6)	—	—	—	—	—
Total	$92,437	$132,717	$102,465	$222,143	$549,762
_______________________________________________________________________________

(1)
Principal and interest amounts payable in future periods on our U.S. Revolving Credit Agreement and U.K. Revolving Credit Agreement have been excluded from the table above, as the amount that will be outstanding and interest rate during any fiscal year will be dependent upon future events which are not known at this time. As of January 31, 2015, $104.8 million was outstanding under our U.S. Revolving Credit Agreement, which matures in November 2018, and $4.1 million was outstanding under our U.K. Revolving Credit Agreement, which is payable on demand. During Fiscal 2014, interest paid on these revolving credit arrangements was $3.3 million.

(2)
Amounts to be paid in future periods for real estate taxes, insurance, other operating expenses and contingent rent applicable to the properties pursuant to the respective operating leases have been excluded from the table above, as the amounts payable in future periods are, in some cases, not quantified in the lease agreements and are dependent on factors which are not known at this time. Such amounts incurred in Fiscal 2014 totaled $21.7 million.

(3)
Amounts included in the table reflect the remaining amount payable pursuant to a contingent consideration arrangement associated with the Lilly Pulitzer acquisition, which we anticipate paying in the First Quarter of Fiscal 2015.

(4)
Amounts totaling $11.3 million of deferred compensation obligations, which are included in other non-current liabilities in our consolidated balance sheet as of January 31, 2015, have been excluded from the table above, due to the uncertainty of the timing of the payment of these obligations, which are generally at the discretion of the individual employees or upon the death of the individual, respectively.

(5)
An environmental reserve liability of $1.3 million, which is included in other non-current liabilities in our consolidated balance sheet as of January 31, 2015 and discussed in Note 6 to our consolidated financial statements included in this report, has been excluded from the above table, as we were not contractually obligated to incur these costs as of January 31, 2015 and the timing of payment, if any, is uncertain.

(6)
Non-current deferred tax liabilities of $33.2 million included in our consolidated balance sheet as of January 31, 2015 and discussed in Note 8 to our consolidated financial statements included in this report have been excluded from the above table, as deferred income tax liabilities are calculated based on temporary differences between the tax basis and book basis of assets and liabilities, which will result in taxable amounts in future years when the liabilities are settled at their reported financial statement amounts. As the results of these calculations do not have a direct connection with the amount of cash taxes to be paid in any future periods, scheduling deferred income tax liabilities by period could be misleading.

Our anticipated capital expenditures for Fiscal 2015, which are excluded from the table above as we are generally not contractually obligated to pay these amounts as of January 31, 2015, are expected to be approximately $70 million. These expenditures are expected to consist primarily of costs associated with opening and relocating retail stores and restaurants, facility relocations and enhancements, remodeling retail stores and restaurants and information technology initiatives, including e-commerce capabilities. We anticipate that approximately $13 million of our capital expenditures in Fiscal 2015 will be funded by landlords through tenant improvement allowance reimbursements.
Off Balance Sheet Arrangements
We have not entered into agreements which meet the SEC's definition of an off balance sheet financing arrangement, other than operating leases, and have made no financial commitments to or guarantees with respect to any unconsolidated subsidiaries or special purpose entities.

CRITICAL ACCOUNTING POLICIES
The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP in a consistent manner. The preparation of these financial statements requires the selection and application of accounting policies. Further, the application of GAAP requires us to make estimates and judgments about future events that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. On an ongoing basis, we evaluate our estimates, including those discussed below. We base our estimates on historical experience, current trends and various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.
Actual results may differ from these estimates under different assumptions or conditions. We believe it is possible that other professionals, applying reasonable judgment to the same set of facts and circumstances, could develop and support a range of alternative estimated amounts. We believe that we have appropriately applied our critical accounting policies. However, in the event that inappropriate assumptions or methods were used relating to the critical accounting policies below, our consolidated statements of operations could be misstated.
The detailed summary of significant accounting policies is included in Note 1 to our consolidated financial statements contained in this report. The following is a brief discussion of the more significant estimates, assumptions and judgments we use or the amounts most sensitive to change from outside factors.
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
An area of judgment affecting reported revenues and net earnings involves estimating sales reserves, which represent a portion of revenues not expected to be realized. In our direct to consumer operations, revenues are recorded net of estimated returns and discounts, as appropriate, while our wholesale revenue is reduced by estimates for discounts, allowances, advertising support, operational chargebacks and provisions for estimated returns. The significant assumptions related to our direct to consumer and wholesale revenues are discussed below.
As direct to consumer products may be returned in future periods after the date of original purchase by the consumer, we must make estimates of reserves for products which were sold prior to the balance sheet date but that we anticipate may be returned by the consumer subsequent to that date. The determination of direct to consumer return reserve amounts requires judgment and consideration of historical and current trends, evaluation of current economic trends and other factors. Our historical estimates of direct to consumer return reserves have not differed materially from actual results. As of January 31, 2015, our direct to consumer return reserve was $2.3 million. A 10% change in the direct to consumer return reserve as of January 31, 2015 would have had a $0.2 million pre-tax impact on earnings in Fiscal 2014.
In the normal course of business we offer certain discounts or allowances to our wholesale customers. Wholesale operations' sales are recorded net of such discounts and allowances, as well as advertising support not specifically relating to the reimbursement for actual advertising expenses by our customers, operational chargebacks and provisions for estimated returns. As certain allowances and other deductions are not finalized until the end of a season, program or other event which may not have occurred yet, we estimate such discounts and allowances on an ongoing basis. Significant considerations in determining our estimates for discounts, allowances, operational chargebacks and returns for wholesale customers may include historical and current trends, agreements with customers, projected seasonal results, an evaluation of current economic conditions, specific program or product expectations and retailer performance. Actual discounts and allowances to our wholesale customers have not differed materially from our estimates in prior periods. As of January 31, 2015, our total reserves for discounts, returns and allowances for our wholesale businesses were $9.3 million and, therefore, if the allowances changed by 10% it would have had a pre-tax impact of $1.0 million on earnings in Fiscal 2014. The substantial majority of these reserves relate to our Lanier Clothes business as of January 31, 2015.
Additionally, in circumstances where we become aware of a specific wholesale customer's inability to meet its financial obligations, a specific reserve for bad debts is taken as a reduction to accounts receivable to reduce the net recognized receivable to the amount reasonably expected to be collected. Such amounts are written off at the time that the amounts are not considered collectible. For all other wholesale customers, we recognize estimated reserves for bad debts based on our historical collection experience, the financial condition of our customers, an evaluation of current economic conditions and anticipated trends, each of which is subjective and requires certain assumptions. Actual charges for uncollectible amounts have not differed materially from our estimates in prior periods. As of January 31, 2015, our allowance for doubtful accounts was $0.8 million, and therefore, if the allowance for doubtful accounts changed by 10% it would have had a pre-tax impact of $0.1 million on earnings in Fiscal 2014. While the amounts deemed uncollectible have not been significant in recent years if, in the future, amounts due from significant customer(s) were deemed to be uncollectible as a result of events that occur subsequent to January 31, 2015 this could result in a material charge to our consolidated statements of operations in future periods.
Inventories, net
For operating group reporting, inventory is carried at the lower of the first-in, first-out (FIFO) method cost or market. We continually evaluate the composition of our inventories, substantially all of which is finished goods inventory, for identification of distressed inventory. In performing this evaluation we consider slow-turning products, an indication of lack of consumer acceptance of particular products, prior seasons' fashion products and current levels of replenishment program products as compared to future sales estimates. For direct to consumer inventory, we provide an allowance for goods expected to be sold below cost. For wholesale inventory, we estimate the amount of goods that we will not be able to sell in the normal course of business and write down the value of these goods as necessary. As the amount to be ultimately realized for the goods is not necessarily known at period end, we must utilize certain assumptions considering historical experience, inventory quantity, quality, age and mix, historical sales trends, future sales projections, consumer and retailer preferences, market trends, general economic conditions and our plans to sell the inventory. Also, we provide an allowance for shrinkage, as appropriate, for the period between the last count and each balance sheet date. Historically, our estimates of inventory markdowns and inventory shrinkage have not varied significantly from actual results.
For consolidated financial reporting, $122.2 million, or 82%, of our inventories are valued at the lower of last-in, first-out (LIFO) method cost or market after deducting the $58.6 million LIFO reserve as of January 31, 2015. The remaining $26.0 million of our inventories are valued at the lower of FIFO cost or market as of January 31, 2015. Generally, inventories of domestic operations are valued at the lower of LIFO cost or market and inventories of our international operations are valued at the lower of FIFO cost or market. LIFO reserves are based on the Producer Price Index (PPI) as published by the United States Department of Labor. We write down inventories valued at the lower of LIFO cost or market when LIFO exceeds market value. We deem LIFO accounting adjustments to not only include changes in the LIFO reserve, but also changes in markdown reserves which are considered in LIFO accounting. As our LIFO inventory pool does not correspond to our operating group definitions, LIFO inventory accounting adjustments are not allocated to the respective operating groups. Thus, the impact of accounting for inventories on the LIFO method is reflected in Corporate and Other for operating group reporting purposes.
As of January 31, 2015, we had recorded a reserve of $1.7 million related to inventory on the lower of FIFO cost or market method and for inventory on the lower of LIFO cost or market method with markdowns in excess of our LIFO reserve. A 10% change in the amount of such markdowns would have a pre-tax impact of $0.2 million on earnings in Fiscal 2014. A change in the markdowns of our inventory valued at the lower of LIFO cost or market method typically would not be expected to have a material impact on our consolidated financial statements after consideration of the existence of our significant LIFO reserve of $58.6 million, or 29% of the FIFO cost of the inventory, as of January 31, 2015, as well as the high gross margins historically achieved for the sale of our lifestyle branded products. A change in inventory levels, or the mix by inventory category, at the end of future fiscal years compared to inventory balances as of January 31, 2015 could result in a material impact on our consolidated financial statements as such a change may erode portions of our earlier base year layers for purposes of making our annual LIFO computation. Additionally, a change in the PPI as published by the United States Department of Labor as compared to the indexes as of January 31, 2015 could result in a material impact on our consolidated financial statements as inflation or deflation would change the amount of our LIFO reserve.
Given the significant amount of uncertainties surrounding the year-end LIFO calculation, including the estimate of year-end inventory balances, the proportion of inventory in each inventory category and the year-end PPI, we typically do not adjust our LIFO reserve in the first three quarters of a fiscal year. This policy may result in significant LIFO accounting adjustments in the fourth quarter of the fiscal year resulting from the year over year changes in inventory levels, the PPI and markdown reserves. We do recognize on a quarterly basis during each of the first three quarters of the fiscal year changes in markdown reserves as those amounts can be estimated on a quarterly basis.
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
In accordance with GAAP, in connection with our acquisitions, we recognize a write-up or write-down of inventories above the cost of acquired inventories to fair value, which we include in our allocation of purchase price. Based on the inventory turn of the acquired inventories, amounts are recognized as additional cost of goods sold in the periods subsequent to the acquisition as the acquired inventory is sold in the ordinary course of business. In determining the fair value of the acquired inventory, as well as the appropriate period to recognize the charge in our consolidated statements of operations as the acquired inventory is sold, we must make certain assumptions regarding costs incurred prior to acquisition for the acquired inventory, an appropriate profit allowance, estimates of the costs to sell the inventory and the timing of the sale of the acquired inventory. Such estimates involve significant uncertainty, and the use of different assumptions could have a material impact on our consolidated financial statements.
Intangible Assets, net
Intangible assets included in our consolidated balance sheet as of January 31, 2015 totaled $167.8 million, which includes $8.3 million of intangible assets with finite lives, including reacquired license rights and customer relationships, and $159.5 million of trademarks with indefinite lives. At acquisition, we estimate and record the fair value of purchased intangible assets, which primarily consist of trademarks, reacquired rights and customer relationships. The fair values and useful lives of these intangible assets are estimated based on our assessment as well as independent third party appraisals in some cases. Such valuations, which are dependent upon a number of uncertain factors, may include a discounted cash flow analysis of anticipated revenues and expenses or cost savings resulting from the acquired intangible asset using an estimate of a risk-adjusted market-based cost of capital as the discount rate. The valuation of intangible assets requires significant judgment due to the variety of uncertain factors, including planned use of the intangible assets as well as estimates of net sales, royalty income, operating income, growth rates, royalty rates for the trademarks, discount rates and income tax rates, among other factors. The use of different assumptions related to these uncertain factors at acquisition could result in a material change to the amounts of intangible assets initially recorded at acquisition, which could result in a material impact on our consolidated financial statements.

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
Amortization of intangible assets with finite lives, which primarily consist of reacquired rights and customer relationships, is recognized over their estimated useful lives using a method of amortization that reflects the pattern in which the economic benefits of the intangible assets are consumed or otherwise realized. We amortize our intangible assets with finite lives for periods of up to 15 years. The determination of an appropriate useful life for amortization is based on the remaining contractual period, as applicable, our plans for the intangible asset as well as factors outside of our control, including customer attrition. Intangible assets with finite lives are reviewed for impairment periodically if events or changes in circumstances indicate that the carrying amount may not be recoverable. If expected future discounted cash flows from operations are less than their carrying amounts, an asset is determined to be impaired and a loss is recorded for the amount by which the carrying value of the asset exceeds its fair value. Amortization related to intangible assets with finite lives totaled $2.5 million during Fiscal 2014 and is anticipated to be approximately $2.1 million in Fiscal 2015.
In Fiscal 2014, Fiscal 2013 and Fiscal 2012, no impairment charges related to intangible assets were recognized. Additionally, we do not believe that a 10% change in any of the significant assumptions utilized in testing our intangible assets for impairment would have resulted in an impairment charge during any of those periods.
Goodwill, net
Goodwill is recognized as the amount by which the cost to acquire a company or group of assets exceeds the fair value of assets acquired less any liabilities assumed at acquisition. Thus, the amount of goodwill recognized in connection with a business combination is dependent upon the fair values assigned to the individual assets acquired and liabilities assumed in a business combination. Goodwill is allocated to the respective reporting unit at the time of acquisition. Goodwill is not amortized but instead is evaluated for impairment annually or more frequently if events or circumstances indicate that the goodwill might be impaired. Substantially all of the goodwill included in our consolidated balance sheet as of January 31, 2015 relates to Lilly Pulitzer.
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
No impairment of goodwill was recognized during Fiscal 2014, Fiscal 2013 or Fiscal 2012. Additionally, we do not believe that a 10% change in any of the significant assumptions utilized in testing our goodwill for impairment would have resulted in an impairment charge during any of those periods.
Income Taxes
Income taxes included in our consolidated financial statements are determined using the asset and liability method. Under this method, income taxes are recognized based on amounts of income taxes payable or refundable in the current year as well as the impact of any items that are recognized in different periods for consolidated financial statement reporting and tax return reporting purposes. As certain amounts are recognized in different periods for consolidated financial statement and tax return reporting purposes, financial statement and tax bases of assets and liabilities differ, resulting in the recognition of deferred tax assets and liabilities. The deferred tax assets and liabilities reflect the estimated future tax effects attributable to these differences, as well as the impact of net operating loss, capital loss and federal and state credit carry-forwards, each as determined under enacted tax laws and rates expected to apply in the period in which such amounts are expected to be realized or settled. Further, we consider whether the investment and earnings of foreign subsidiaries, if any, are permanently reinvested and the impact that such assertion has on our income tax liability recognized in our consolidated balance sheets.
We recognize deferred tax assets to the extent we believe these assets are more likely than not to be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. Valuation allowances are established when we determine that it is more-likely-than-not that some portion or all of a deferred tax asset will not be realized.
Valuation allowances are analyzed periodically and adjusted as events occur or circumstances change that would indicate adjustments to the valuation allowances are appropriate. If we determine that we would be able to realize our deferred tax assets in the future in excess of their net recorded amount, we would reduce the deferred tax asset valuation allowance, which would reduce income tax expense. Such amounts could have a material impact on our consolidated statements of operations in the future if assumptions related to valuation allowances changed significantly. As realization of deferred tax assets and liabilities is dependent upon future taxable income in specific jurisdictions, changes in tax laws and rates and shifts in the amount of taxable income among state and foreign jurisdictions may have a significant impact on the amount of benefit ultimately realized for deferred tax assets and liabilities. We account for the effect of changes in tax laws or rates in the period of enactment.
Recognition and measurement of uncertain tax positions occur when we conclude that a tax position, based solely on technical merits, is more-likely-than-not (greater than 50% likelihood) to be sustained upon examination. The tax benefit recorded is measured as the largest amount of benefit determined on a cumulative probability basis that is more-likely-than-not to be realized upon ultimate settlement.
As a global company, we are subject to income taxes in a number of domestic and foreign jurisdictions. Therefore, our income tax provision involves many uncertainties due to not only the timing differences of income for financial statement reporting and tax return reporting, but also the application of complex tax laws and regulations, which are subject to interpretation and management judgment. The use of different assumptions or a change in our assumptions related to book to tax timing differences, our determination of whether foreign investments or earnings are permanently reinvested, the ability to realize uncertain tax positions, the appropriateness of valuation allowances, a reduction in valuation allowances or other considerations, transfer pricing practices, the impact of our tax planning strategies and the jurisdictions or significance of earnings in future periods each could have a significant impact on our income tax rate. Additionally, factors impacting income taxes including changes in tax laws or interpretations, court case decisions, statute of limitation expirations or audit settlements could have a significant impact on our income tax rate. An increase in our consolidated income tax rate from 42.9% to 43.9% during Fiscal 2014 would have reduced net earnings by $0.8 million.
Income tax expense recorded during interim periods is generally based on the expected tax rate for the year, considering projections of earnings and book to tax differences as of the balance sheet date, subject to certain limitations associated with separate foreign jurisdiction losses in interim periods. The tax rate ultimately realized for the year may increase or decrease due to actual operating results or book to tax differences varying from the amounts on which our interim calculations were based. Any changes in assumptions related to the need for a valuation allowance, the ability to realize an uncertain tax position, changes in enacted tax rates, the expected operating results in total or by jurisdiction for the year, or other assumptions are accounted for in the period in which the change occurs. As certain of our foreign operations are in a loss position and realization of a future benefit for the losses is uncertain, a significant variance in losses in such jurisdictions from our expectations can have a significant impact on our expected annual tax rate. The recognition of the benefit of losses expected to be realized may be limited in an interim period and may require adjustments to tax expense in the interim period that yield an effective tax rate for the interim period that is not representative of the expected tax rate for the full year.
See note 8 in our consolidated financial statements included in this report for further discussion of income taxes.
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

As part of our acquisition of the Lilly Pulitzer brand and operations, we entered into a contingent consideration arrangement whereby we would be obligated to pay up to $20 million in cash in the aggregate, over the four years following the closing of the acquisition, based on Lilly Pulitzer's achievement of certain earnings targets. The terms of the contingent consideration arrangement are discussed in further detail in Note 1 and Note 10 to our consolidated financial statements included in this report. As of the date of acquisition we determined that the fair value of the contingent consideration was $10.5 million, which reflected the discounted fair value of the expected payments. Such valuation required assumptions regarding anticipated cash flows, probabilities of cash flows, discount rates and other factors, which each involve a significant amount of uncertainty. Although there was uncertainty about whether the performance criteria in the contingent consideration arrangement would be achieved, we anticipated paying all of the contingent consideration. Thus, the fair value of the contingent consideration at acquisition reflected the $20 million of anticipated payments discounted to fair value using a discount rate which reflected the uncertainty regarding whether the earnings target would be met given the growth required to achieve the contingent consideration payments as well as other factors.
Subsequent to the date of acquisition, we must periodically adjust the liability for the contingent consideration to reflect the fair value of the contingent consideration by reassessing our valuation assumptions as of that date. Generally, the fair value of the contingent consideration liability is expected to increase each period with the recognition of the change in fair value of contingent consideration resulting from the passage of time at the applicable discount rate as we approach the payment dates of the contingent consideration absent any significant changes in assumptions related to the valuation or the probability of payment of the contingent consideration earned. During Fiscal 2014, Fiscal 2013 and Fiscal 2012, we recognized change in fair value of contingent consideration of $0.3 million, $0.3 million, and $6.3 million, respectively, in our consolidated statements of operations. The amounts recognized in Fiscal 2012 reflect the passage of time as well as a significant change in the discount rate at February 2, 2013 as discussed below, while each of the other years primarily reflected the passage of time using a discount rate deemed appropriate at that time, with no significant changes in our other assumptions used in determining fair value during the year.
As of February 2, 2013, we reevaluated the discount rate and determined that the use of a lower discount rate than used in prior periods would be appropriate. This lower discount rate reflected our assessment that we believed the likelihood of the contingent consideration being earned was greater than in prior years based on our consideration of, among other factors, (1) the historical earnings achieved by the Lilly Pulitzer operating group through Fiscal 2012, including a significant amount of earnings from Fiscal 2011 and Fiscal 2012 in excess of the targets for those periods which carried over as a reduction to the targets in future years, (2) the Fiscal 2012 earnings significantly exceeding both the Fiscal 2013 and Fiscal 2014 targets, (3) operating income projections for the Lilly Pulitzer operating group for future periods exceeding the Fiscal 2012 operating results and (4) the shorter remaining term of the contingent consideration arrangement, which provided greater visibility through the term of the agreement. Our assessment of these factors resulted in a significant reduction of the discount rate for the contingent consideration to a rate which reflected the reduced uncertainty of the amounts to be paid pursuant to the arrangement.
It is possible that other parties may have made different assumptions than we have related to this liability or that the timing of these assumptions could have been different. The use of different assumptions or a change in the timing of determining a change in assumptions used in this assessment could have resulted in materially different amounts recognized as the change in fair value of contingent consideration recognized in our historical consolidated financial statements. As of January 31, 2015, based on the historical operating results of Lilly Pulitzer, we have determined that the $20 million amount was earned in full, with the remaining $12.5 million of the obligation to be paid in the First Quarter of Fiscal 2015. As the performance period has ended and the amounts were earned in full there is little judgment associated with determining the fair value of this liability as of January 31, 2015.
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
For the determination of fair value for assets and liabilities acquired as part of a business combination, adjusting previously recorded assets and liabilities to fair value at each balance sheet date and assessing, and possibly adjusting, recognized assets for impairment, the assumptions, or the timing of changes in these assumptions, that we make regarding the valuation of these assets could differ significantly from the assumptions made by other parties. The use of different assumptions could result in materially different valuations for the respective assets and liabilities, which would impact our consolidated financial statements.

RECENT ACCOUNTING PRONOUNCEMENTS
Refer to Note 1 in our consolidated financial statements included in this report for a discussion of recent accounting pronouncements issued by the FASB that we have not yet adopted that are expected to possibly have a material effect on our financial position, results of operations or cash flows.
SEASONALITY
Each of our operating groups is impacted by seasonality as the demand by specific product or style, as well as by distribution channel, may vary significantly depending on the time of year. For information regarding the seasonality impact on individual operating groups and for our total company, see Part I, Item 1, Business, included in this report.
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are exposed to market risk from changes in interest rates on our indebtedness, which could impact our financial condition and results of operations in future periods. We may attempt to limit the impact of interest rate changes on earnings and cash flow, primarily through a mix of variable-rate and fixed-rate debt, although at times all of our debt may be either variable-rate or fixed-rate debt. Further at times, we may enter into interest rate swap arrangements related to certain of our variable-rate debt in order to fix the interest rate on that debt if we determine that our exposure to interest rate changes is higher than optimal. Our assessment also considers our need for flexibility in our borrowing arrangements resulting from the seasonality of our business, anticipated future cash flows and expectations about the risk of future interest rate changes, among other factors. We continuously monitor interest rates to consider the sources and terms of our borrowing facilities in order to determine whether we have achieved our interest rate management objectives. We do not enter into debt agreements or interest rate hedging transactions on a speculative basis.
As of January 31, 2015, all of our $109.0 million of debt outstanding was subject to variable interest rates. Our lines of credit, which include our U.S. Revolving Credit Agreement and our U.K. Revolving Credit Agreement, accrue interest based on variable interest rates while providing the necessary borrowing flexibility we require due to the seasonality of our business and our need to fund certain product purchases with trade letters of credit.
During Fiscal 2014, our interest expense was $3.5 million. Based on our current borrowings and expected borrowings under our revolving credit agreements for Fiscal 2015, we anticipate that interest expense will be comparable to interest expense in Fiscal 2014 assuming no significant changes in interest rates in Fiscal 2015. Based the average amount of variable-rate debt outstanding in Fiscal 2014, a 100 basis point increase in interest rates would not have increased interest rates by a material amount in Fiscal 2014. To the extent that the amounts outstanding under our variable-rate lines of credit increase or decrease, our exposure to changes in interest rates would also change.
Foreign Currency Risk
To the extent that we have assets and liabilities, as well as operations, denominated in foreign currencies that are not hedged, we are subject to foreign currency transaction and translation gains and losses. Approximately 10% of our net sales in Fiscal 2014 were denominated in currencies other than the United States dollar, with almost half of the foreign currency denominated net sales being net sales in our Ben Sherman operations in the United Kingdom and continental Europe. As of January 31, 2015, our foreign currency exchange risk exposure primarily results from transactions of our businesses operating outside of the United States, which is primarily related to (1) our United Kingdom and European Ben Sherman operations and our Asia-Pacific and Canadian Tommy Bahama operations purchasing goods in United States dollars or other currencies which are not the functional currency of the business; (2) our businesses operating outside of the United States selling goods in currencies other than the applicable functional currency; and (3) certain other transactions, including intercompany transactions.
Substantially all of our inventory purchases, including goods for operations in the United Kingdom and the Asia-Pacific region, from contract manufacturers throughout the world are denominated in United States dollars. Purchase prices for our products may be impacted by fluctuations in the exchange rate between the United States dollar and the local currencies of the contract manufacturers, which may have the effect of increasing our cost of goods sold in the future even though our inventory is purchased on a United States dollar arrangement. Additionally, to the extent that the exchange rate between the United States dollar and the currency that the inventory will be sold in (e.g. the British pound, Canadian dollar, Australian dollar or Japanese Yen) changes, the gross margins of those businesses could be impacted significantly, particularly if we are not able to increase sales prices to our customers.
We may from time to time enter into short-term foreign currency forward exchange contracts in the ordinary course of business to hedge against changes in foreign currency exchange rates and the amounts outstanding at any time during the year will vary. As of January 31, 2015, we were a party to $13.7 million of such contracts that were unsettled, which had an unrealized fair value resulting in an asset of $0.7 million. As of January 31, 2015, all of these contracts related to our Ben Sherman operations in the United Kingdom and continental Europe. These contracts primarily consist of $10 million of agreements to purchase United States dollars with British pound sterling and $3.4 million of agreements to sell Euro for British pound sterling. When such contracts are outstanding, the contracts are marked to market with the offset being recognized in other comprehensive income or our consolidated statement of operations if the transaction does or does not, respectively, qualify as a hedge in accordance with GAAP. We believe that the substantial majority of any change in foreign currency exchange rates in our Ben Sherman operations in the United Kingdom and continental Europe would be offset by a change in the fair value of the related foreign currency forward exchange contracts.
Due to the limited magnitude and the uncertainty about timing of cash flows provided by or used in the Tommy Bahama operations in the Asia-Pacific region and Canada, we have not historically entered into forward foreign currency exchange contract for these operations. However, we anticipate that as we continue to expand Tommy Bahama's international market presence, our exposure to foreign currency changes in Tommy Bahama will increase, and it may be appropriate to enter into hedging arrangements for these operations. We anticipate that in the future we may have exposure to foreign currency changes for currencies to which we currently do not have any exposure. The extent of our exposure will be dependent upon the timing of when and to what magnitude we expand in international markets. At this time, we do not anticipate that the impact of foreign currency changes on Tommy Bahama's international operations would have a material impact on Tommy Bahama's operating income or our consolidated net earnings in Fiscal 2015 given the proportion of Tommy Bahama's operations in international markets.
In addition to foreign currency risks related to specific transactions listed above, we also have foreign currency exposure risk associated with translating the financial statements of our foreign operations with a functional currency other than the United States dollar into United States dollars for financial reporting purposes, which we have not historically hedged. A strengthening United States dollar could result in lower levels of sales and earnings in our consolidated statements of operations in future periods although the sales and earnings in foreign currencies could be equal to or greater than amounts as previously reported. Alternatively, if foreign operations have operating losses, then a strengthening United States dollar could result in lower losses although the losses in foreign currencies could be equal to or greater than amounts as previously reported. Based on our net sales during Fiscal 2014 denominated in pound sterling, if the United States dollar had been 10% stronger against the British pound we would have experienced a decrease in consolidated net sales of $5.7 million and a reduction in net operating loss of $0.6 million resulting from the translation into United States dollars.
We view our foreign investments as long-term and, as a result, we generally do not hedge such foreign investments. Also, we do not hold or issue any derivative financial instruments related to foreign currency exposure for speculative purposes.
Commodity and Inflation Risk
We are affected by inflation and changing prices through the purchase of full-package finished goods from contract manufacturers, who manufacture products consisting of various raw material components, and increased operating costs. To manage risks of commodity price changes we negotiate our full-package product prices in advance and increase selling prices of our products when possible. Inflation/deflation risks are managed by each operating group through, when possible, negotiating product prices in advance, selective price increases, productivity improvements and cost containment initiatives. We have not historically entered into significant long-term sales or purchase contracts or engaged in hedging activities with respect to our commodity risk.

Item 8.    Financial Statements and Supplementary Data

OXFORD INDUSTRIES, INC. CONSOLIDATED BALANCE SHEETS (in thousands, except par amounts)

	January 31, 2015	February 1, 2014
ASSETS
Current Assets:
Cash and cash equivalents	$5,281	$8,483
Receivables, net	79,104	75,277
Inventories, net	148,215	143,712
Prepaid expenses, net	24,219	23,095
Deferred tax assets	24,503	20,465
Total current assets	281,322	271,032
Property and equipment, net	155,076	141,519
Intangible assets, net	167,770	173,023
Goodwill	17,295	17,399
Other non-current assets, net	23,604	24,332
Total Assets	$645,067	$627,305
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$80,856	$75,527
Accrued compensation	27,519	18,412
Income tax payable	3,635	6,584
Other accrued expenses and liabilities	29,659	26,030
Contingent consideration	12,500	2,500
Short-term debt	4,126	3,993
Total current liabilities	158,295	133,046
Long-term debt	104,842	137,592
Non-current contingent consideration	—	12,225
Other non-current liabilities	58,113	51,520
Non-current deferred income taxes	33,212	32,759
Commitments and contingencies
Shareholders' Equity:
Common stock, $1.00 par value per share	16,478	16,416
Additional paid-in capital	119,052	114,021
Retained earnings	185,229	153,344
Accumulated other comprehensive loss	(30,154)	(23,618)
Total shareholders' equity	290,605	260,163
Total Liabilities and Shareholders' Equity	$645,067	$627,305

See accompanying notes.

OXFORD INDUSTRIES, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share amounts)

	Fiscal 2014	Fiscal 2013	Fiscal 2012
Net sales	$997,806	$917,097	$855,542
Cost of goods sold	443,127	403,523	385,985
Gross profit	554,679	513,574	469,557
SG&A	488,924	447,645	410,737
Change in fair value of contingent consideration	275	275	6,285
Royalties and other operating income	18,123	19,016	16,436
Operating income	83,603	84,670	68,971
Interest expense, net	3,483	4,169	8,939
Loss on repurchase of senior notes	—	—	9,143
Earnings before income taxes	80,120	80,501	50,889
Income taxes	34,362	35,210	19,572
Net earnings	$45,758	$45,291	$31,317

Net earnings per share:
Basic	$2.79	$2.75	$1.89
Diluted	$2.78	$2.75	$1.89

Weighted average shares outstanding:
Basic	16,429	16,450	16,563
Dilution	42	32	23
Diluted	16,471	16,482	16,586
Dividends declared per share	$0.84	$0.72	$0.60

See accompanying notes.

OXFORD INDUSTRIES, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (in thousands)

	Fiscal 2014	Fiscal 2013	Fiscal 2012
Net earnings	$45,758	$45,291	$31,317
Other comprehensive income (loss), net of taxes
Foreign currency translation (loss) gain	(7,617)	703	171
Net unrealized gain (loss) on cash flow hedges	1,081	264	(1,082)
Total other comprehensive (loss) income, net of taxes	(6,536)	967	(911)
Comprehensive income	$39,222	$46,258	$30,406

See accompanying notes.

OXFORD INDUSTRIES, INC. CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (in thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
January 28, 2012	16,522	99,670	111,551	(23,674)	$204,069
Net earnings and other comprehensive loss	—	—	31,317	(911)	30,406
Shares issued under stock plans, including excess tax benefits of $0.4 million	73	2,465	—	—	2,538
Compensation expense for stock awards	—	2,756	—	—	2,756
Cash dividends declared and paid	—	—	(9,924)	—	(9,924)
February 2, 2013	16,595	104,891	132,944	(24,585)	229,845
Net earnings and other comprehensive income	—	—	45,291	967	46,258
Shares issued under stock plans, including excess tax benefits of $6.1 million	44	7,471	—	—	7,515
Compensation expense for stock awards	—	1,659	—	—	1,659
Repurchase of common stock	(223)	—	(12,976)	—	(13,199)
Cash dividends declared and paid	—	—	(11,915)	—	(11,915)
February 1, 2014	16,416	114,021	153,344	(23,618)	260,163
Net earnings and other comprehensive loss	—	—	45,758	(6,536)	39,222
Shares issued under stock plans, including excess tax benefits of $0.1 million	62	928	—	—	990
Compensation expense for stock awards	—	4,103	—	—	4,103
Cash dividends declared and paid	—	—	(13,873)	—	(13,873)
January 31, 2015	$16,478	$119,052	$185,229	$(30,154)	$290,605

See accompanying notes.

OXFORD INDUSTRIES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands

	Fiscal 2014	Fiscal 2013	Fiscal 2012
Cash Flows From Operating Activities:
Net earnings	$45,758	$45,291	$31,317
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation	35,165	31,677	25,310
Amortization of intangible assets	2,481	2,225	1,025
Change in fair value of contingent consideration	275	275	6,285
Amortization of deferred financing costs and bond discount	385	443	962
Loss on repurchase of senior notes	—	—	9,143
Gain on sale of property and equipment	—	(1,611)	—
Stock compensation expense	4,103	1,659	2,756
Deferred income taxes	(3,217)	674	(3,753)
Excess tax benefits related to stock-based compensation	—	(6,086)	(354)
Changes in working capital, net of acquisitions and dispositions:
Receivables	(5,672)	(11,917)	(3,026)
Inventories	(7,101)	(29,488)	(5,408)
Prepaid expenses	(1,646)	(3,068)	(1,640)
Current liabilities	18,314	16,821	2,429
Other non-current assets	37	(1,031)	(3,886)
Other non-current liabilities	6,527	6,870	5,938
Cash provided by operating activities	95,409	52,734	67,098
Cash Flows From Investing Activities:
Acquisitions, net of cash acquired	—	(17,888)	(1,813)
Purchases of property and equipment	(50,355)	(43,372)	(60,702)
Proceeds from sale of property and equipment	—	2,130	—
Cash used in investing activities	(50,355)	(59,130)	(62,515)
Cash Flows From Financing Activities:
Repayment of revolving credit arrangements	(352,784)	(329,695)	(193,328)
Proceeds from revolving credit arrangements	320,548	354,649	307,270
Repurchase of senior notes	—	—	(111,000)
Deferred financing costs paid	—	(401)	(1,524)
Payment of contingent consideration amounts earned	(2,500)	—	(4,980)
Proceeds from issuance of common stock, including excess tax benefits	990	7,499	2,892
Repurchase of stock awards for employee tax withholding liabilities	—	(13,199)	—
Cash dividends declared and paid	(13,873)	(11,915)	(9,924)
Cash (used in) provided by financing activities	(47,619)	6,938	(10,594)
Net change in cash and cash equivalents	(2,565)	542	(6,011)
Effect of foreign currency translation on cash and cash equivalents	(637)	424	155
Cash and cash equivalents at the beginning of year	8,483	7,517	13,373
Cash and cash equivalents at the end of year	$5,281	$8,483	$7,517
Supplemental disclosure of cash flow information:
Cash paid for interest, net	$3,297	$3,826	$8,348
Cash paid for income taxes	$41,806	$18,158	$25,442
   See accompanying notes.

OXFORD INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2015

Note 1. Summary of Significant Accounting Policies
Principal Business Activity
We are a global apparel company that designs, sources, markets and distributes products bearing the trademarks of our company-owned lifestyle brands as well as certain licensed and private label apparel products. Our portfolio of brands includes Tommy Bahama®, Lilly Pulitzer® and Ben Sherman®, as well as owned and licensed brands for tailored clothing and golf apparel. We distribute our company-owned lifestyle branded products through our direct to consumer channel, consisting of owned retail stores and e-commerce sites, and our wholesale distribution channel, which includes better department stores and specialty stores. Additionally, we operate Tommy Bahama restaurants, generally adjacent to selected Tommy Bahama retail stores. Our branded and private label tailored clothing products are distributed through department stores, national chains, warehouse clubs, mass merchants, specialty stores, specialty catalogs and Internet retailers. Originally founded in 1942, we have underwent a transformation as we migrated from our historical domestic manufacturing roots towards a focus on designing, sourcing, marketing and distributing branded apparel products bearing prominent trademarks owned by us.
Fiscal Year
Our fiscal year ends on the Saturday closest to January 31 and will, in each case, begin at the beginning of the day next following the last day of the preceding fiscal year. As used in our consolidated financial statements, the terms Fiscal 2012; Fiscal 2013; Fiscal 2014 and Fiscal 2015 reflect the 53 weeks ended February 2, 2013; 52 weeks ended February 1, 2014, 52 weeks ended January 31, 2015 and 52 weeks ending January 30, 2016, respectively.
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
Business Combinations
We account for our business combinations using the purchase method of accounting. The cost of each acquired business is allocated to the individual tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. The assessment of the estimated fair values of assets and liabilities acquired requires us to make certain assumptions regarding the use of the acquired assets, anticipated cash flows, probabilities of cash flows, discount rates and other factors. The purchase price allocation may be revised during an allocation period as necessary when, and if, information becomes available to revise the fair values of the assets acquired and the liabilities assumed. Should information become available after the allocation period indicating that an adjustment to the purchase price allocation is appropriate, that adjustment will be included in our consolidated statements of operations. The allocation period will not exceed one year from the date of the acquisition.
During Fiscal 2012, we acquired for $1.8 million, the assets and operations of the Tommy Bahama business in Australia from our former licensee that operated that business. Additionally, during Fiscal 2013, we acquired for $17.9 million, the assets and operations of the Tommy Bahama business in Canada from our former licensee that operated that business. For the Tommy Bahama Canada acquisition, allocation of the purchase price to significant assets acquired based on their respective fair values was as follows: reacquired license rights of $11 million, inventory of $4.4 million and fixed assets of $1.7 million.
Transaction costs related to business combinations, which are not included in the purchase price amounts paid to the sellers disclosed above, are included in SG&A in our consolidated statements of operations as incurred.
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

OXFORD INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 1. Summary of Significant Accounting Policies (Continued)

Retail store, e-commerce, restaurant and concession revenues are recognized at the time of sale to consumers, which is at the time of purchase for retail, restaurant and concession transactions and the time of shipment for e-commerce sales. Each of these types of transactions requires payment at the time of the transaction, which is typically made via a credit card and collected by us upon settlement of the credit card transaction within a few days. Retail store, e-commerce, restaurant and concession revenues are recorded net of estimated returns and discounts, as appropriate, and net of applicable sales taxes in our consolidated statements of operations.
For sales within our wholesale operations, we consider a submitted purchase order or some form of electronic communication from the customer requesting shipment of the goods to be persuasive evidence of an agreement. For substantially all of our wholesale sales, our products are considered sold and delivered at the time that the products are shipped. For certain transactions in which the goods do not pass through our owned or third party distribution centers and title and the risks and rewards of ownership pass at the time the goods leave the foreign port, revenue is recognized at that time.
In the normal course of business, in addition to extension of typical credit terms, we offer certain discounts or allowances to our wholesale customers. Wholesale operations' sales are recorded net of such discounts and allowances, as well as advertising support not specifically relating to the reimbursement for actual advertising expenses by our customers, operational chargebacks and provisions for estimated returns. As certain allowances and other deductions are not finalized until the end of a season, program or other event which may not have occurred yet, we estimate such discounts and allowances on an ongoing basis. Significant considerations in determining our estimates for discounts, allowances, operational chargebacks and returns for wholesale customers may include historical and current trends, agreements with customers, projected seasonal results, an evaluation of current economic conditions, specific program or product expectations and retailer performance. We record the discounts, returns and allowances as a reduction to net sales in our consolidated statements of operations. As of January 31, 2015 and February 1, 2014, reserve balances related to these items were $9.3 million and $9.7 million, respectively.
In circumstances where we become aware of a specific wholesale customer's inability to meet its financial obligations, a specific reserve for bad debts is taken as a reduction to accounts receivable to reduce the net recognized receivable to the amount reasonably expected to be collected. Such amounts are written off at the time that the amounts are not considered collectible. For all other wholesale customers, we recognize estimated reserves for bad debts based on our historical collection experience, the financial condition of our customers, an evaluation of current economic conditions and anticipated trends, each of which is subjective and requires certain assumptions. We include such charges and write-offs in SG&A in our consolidated statements of operations. As of January 31, 2015 and February 1, 2014, bad debt reserve balances were $0.8 million and $0.6 million, respectively.
Gift cards and merchandise credits issued by us are recorded as a liability until they are redeemed, at which point revenue is recognized. We recognize breakage income for gift cards and merchandise credits, subject to applicable laws in certain states, when we determine that the likelihood of the gift cards and merchandise credits being redeemed is remote. Deferred revenue for gift cards purchased by consumers and merchandise credits received by customers but not yet redeemed, less any breakage income recognized to date, is included in other accrued expenses and liabilities in our consolidated balance sheets and totaled $7.4 million and $6.0 million as of January 31, 2015 and February 1, 2014, respectively. Gift card breakage, which was not material in any period presented, is included in net sales in our consolidated statements of operations.
Royalties from the license of our owned brands, which are generally based on the greater of a percentage of the licensee's actual net sales or a contractually determined minimum royalty amount, are recorded based upon the guaranteed minimum levels and adjusted as sales data, or estimates thereof, is received from licensees. In some cases, we may receive initial payments for the grant of license rights, which are recognized as revenue over the term of the license agreement. Royalty income was $17.9 million, $16.9 million and $16.4 million during Fiscal 2014, Fiscal 2013 and Fiscal 2012, respectively, and is included in royalties and other operating income in our consolidated statements of operations.
Cost of Goods Sold
We include in cost of goods sold all sourcing and procurement costs and expenses incurred prior to or in association with the receipt of finished goods at our distribution facilities, as well as freight from our warehouse to our own retail stores, wholesale customers and e-commerce consumers. The costs prior to receipt at our distribution facilities include product cost, inbound freight charges, import costs, purchasing costs, internal transfer costs, direct labor, manufacturing overhead, insurance, duties, brokers' fees, consolidators' fees and depreciation and amortization expense associated with our manufacturing, sourcing

OXFORD INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 1. Summary of Significant Accounting Policies (Continued)

and procurement operations. Our gross margins may not be directly comparable to those of our competitors, as statement of operations classifications of certain expenses may vary by company.
SG&A
We include in SG&A costs incurred subsequent to the receipt of finished goods at our distribution facilities, such as the cost of inspection, stocking, warehousing, picking and packing, and all costs associated with the operations of our retail stores, e-commerce sites, restaurants and concessions, such as labor, occupancy costs, store and restaurant pre-opening costs (including rent, marketing, store set-up costs and training expenses) and other fees. SG&A also includes product design costs, selling costs, royalty costs, advertising, promotion and marketing expenses, professional fees, other general and administrative expenses, our corporate overhead costs and amortization of intangible assets.
Distribution network costs, including shipping and handling, are included as a component of SG&A. We consider distribution network costs to be the costs associated with operating our distribution centers, as well as the costs paid to third parties who perform those services for us. In Fiscal 2014, Fiscal 2013 and Fiscal 2012, distribution network costs, including shipping and handling, included in SG&A totaled $24.4 million, $22.6 million and $24.4 million, respectively. We generally classify amounts billed to customers for shipping and handling fees in net sales and classify costs related to direct to consumer customers in cost of goods sold and shipping related to wholesale customers in SG&A in our consolidated statements of operations.
All costs associated with advertising, promoting and marketing of our products are expensed during the period when the advertisement first shows. Costs associated with cooperative advertising programs under which we agree to make general contributions to our wholesale customers' advertising and promotional funds are generally recorded as a reduction to net sales as recognized. If we negotiate an advertising plan and share in the cost for an advertising plan that is for specific ads run for products purchased by the customer from us, and the customer is required to provide proof that the advertisement was run, such costs are generally recognized as SG&A. Advertising, promotions and marketing expenses included in SG&A for Fiscal 2014, Fiscal 2013 and Fiscal 2012 were $34.8 million, $32.3 million and $27.6 million, respectively. Prepaid advertising, promotions and marketing expenses included in prepaid expenses in our consolidated balance sheets as of January 31, 2015 and February 1, 2014 were $2.0 million and $1.9 million, respectively.
Royalties related to our license of third party brands, which are generally based on the greater of a percentage of our actual net sales for the brand or a contractually determined minimum royalty amount, are recorded based upon the guaranteed minimum levels and adjusted based on net sales of the branded products, as appropriate. In some cases, we may be required to make certain up-front payments for the license rights, which are deferred and recognized as royalty expense over the term of the license agreement. Royalty expenses recognized as SG&A in Fiscal 2014, Fiscal 2013 and Fiscal 2012 were $5.3 million, $5.0 million and $4.8 million, respectively.
Cash and Cash Equivalents
We consider cash equivalents to be short-term investments with original maturities of three months or less for purposes of our consolidated statements of cash flows.
Supplemental Disclosure of Non-cash Investing and Financing Activities
In connection with the contingent consideration agreement associated with our acquisition of the Lilly Pulitzer brand and operations, we accrued $0.3 million, $0.3 million and $6.3 million of change in fair value of contingent consideration in our consolidated statements of operations during Fiscal 2014, Fiscal 2013 and Fiscal 2012, respectively. During Fiscal 2015, the remaining $12.5 million of contingent consideration payable associated with the Lilly Pulitzer contingent consideration agreement will be paid. Amounts paid pursuant to this contingent consideration arrangement are reflected in payment of contingent consideration earned in our consolidated statements of cash flows and discussed in more detail below.
Inventories, net
For operating group reporting, inventory is carried at the lower of FIFO cost or market. We continually evaluate the composition of our inventories, substantially all of which is finished goods inventory, for identification of distressed inventory. In performing this evaluation we consider slow-turning products, an indication of lack of consumer acceptance of particular

OXFORD INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 1. Summary of Significant Accounting Policies (Continued)

products, prior-seasons' fashion products, broken assortments, and current levels of replenishment program products as compared to future sales estimates. We estimate the amount of goods that we will not be able to sell in the normal course of business and write down the value of these goods as necessary. As the amount to be ultimately realized for the goods is not necessarily known at period end, we must utilize certain assumptions considering historical experience, inventory quantity, quality, age and mix, historical sales trends, future sales projections, consumer and retailer preferences, market trends, general economic conditions and our plans to sell the inventory. Also, we provide an allowance for shrinkage, as appropriate, for the period between the last inventory count and each balance sheet date.
For consolidated financial reporting, as of January 31, 2015 and February 1, 2014, $122.2 million, or 82%, and $120.5 million, or 84%, of our inventories were valued at the lower of LIFO cost or market after deducting our LIFO reserve. The remaining $26.0 million and $23.2 million of our inventories were valued at the lower of FIFO cost or market as of January 31, 2015 and February 1, 2014, respectively. Generally, inventories of our domestic operations are valued at the lower of LIFO cost or market, and our inventories of our international operations are valued at the lower of FIFO cost or market. LIFO reserves are based on the Producer Price Index as published by the United States Department of Labor. We write down inventories valued at the lower of LIFO cost or market when LIFO cost exceeds market value. We deem LIFO accounting adjustments to not only include changes in the LIFO reserve, but also changes in markdown reserves which are considered in LIFO accounting. As our LIFO inventory pool does not correspond to our operating group definitions, LIFO inventory accounting adjustments are not allocated to the respective operating groups. Thus, the impact of accounting for inventories on the LIFO method is reflected in Corporate and Other for operating group reporting purposes included in Note 2.
There were no LIFO inventory liquidations in Fiscal 2014, Fiscal 2013 or Fiscal 2012. As of January 31, 2015 and February 1, 2014, the LIFO reserves included in our consolidated balance sheets were $58.6 million and $56.7 million, respectively.
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
Property and Equipment, net
Property and equipment, including leasehold improvements that are reimbursed by landlords as a tenant improvement allowance and any assets under capital leases, is carried at cost less accumulated depreciation. Additions are capitalized while repair and maintenance costs are charged to our consolidated statements of operations as incurred. Depreciation is calculated using both straight-line and accelerated methods generally over the estimated useful lives of the assets as follows:

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
Substantially all of our depreciation expense is included in SG&A in our consolidated statements of operations, with the only depreciation included elsewhere within our consolidated statements of operations being depreciation associated with our manufacturing, sourcing and procurement processes, which is included in cost of goods sold. No material impairment of fixed assets was recognized in any period presented. Depreciation by operating group in Note 2 and in our consolidated statements of cash flows includes any fixed impairment charges.
Intangible Assets, net

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
We recognize amortization of intangible assets with finite lives, which primarily consist of reacquired rights and customer relationships, over the estimated useful lives of the intangible assets using a method of amortization that reflects the pattern in which the economic benefits of the intangible assets are consumed or otherwise realized. Certain of our intangible assets with finite lives may be amortized over periods of up to 15 years in some cases. The determination of an appropriate useful life for amortization considers the remaining contractual period of the reacquired right, as applicable, our plans for the intangible assets and factors outside of our control, including expected customer attrition. Amortization of intangible assets is included in SG&A in our consolidated statements of operations. Intangible assets with finite lives are reviewed for impairment periodically if events or changes in circumstances indicate that the carrying amount may not be recoverable. If expected future discounted cash flows resulting from the intangible assets are less than their carrying amounts, an asset is determined to be impaired and a loss is recorded for the amount by which the carrying value of the asset exceeds its fair value. No impairment of intangible assets with finite lives was recognized during any period presented.
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
If an annual or interim analysis indicates an impairment of goodwill balances, the impairment is recognized in our consolidated financial statements. No impairment of goodwill was recognized during any period presented. As of January 31, 2015, all the goodwill included in our consolidated balance sheet is deductible for tax purposes.
Prepaid Expenses and Other Non-Current Assets, net
Amounts included in prepaid expenses primarily consist of prepaid operating expenses, including rent, advertising, samples, taxes, maintenance contracts, insurance, retail supplies, advertising and royalties. Other non-current assets primarily consist of assets set aside for potential deferred compensation liabilities related to our deferred compensation plan as discussed below, assets related to certain investments in officers' life insurance policies, security deposits and deferred financing costs.
Officers' life insurance policies that are owned by us, which are included in other non-current assets, net, are recorded at their cash surrender value, less any outstanding loans associated with the life insurance policies that are payable to the life insurance company with which the policy is outstanding. As of January 31, 2015 and February 1, 2014, the officers' life insurance policies, net, recorded in our consolidated balance sheets totaled $5.1 million and $5.8 million, respectively.
Deferred financing costs, which are included in other non-current assets, net, are amortized on a straight-line basis, which approximates the effective interest method over the life of the related debt. Amortization expense for deferred financing costs, which is included in interest expense in our consolidated statements of operations, was $0.4 million, $0.4 million and $0.8 million during Fiscal 2014, Fiscal 2013 and Fiscal 2012, respectively. Unamortized deferred financing costs totaled $1.5 million and $1.9 million at January 31, 2015 and February 1, 2014, respectively.
Deferred Compensation
We have a non-qualified deferred compensation plan offered to a select group of highly compensated employees and our non-employee directors. The plan provides participants with the opportunity to defer a portion of their cash compensation in a given plan year, of which a percentage may be matched by us in accordance with the terms of the plan. We make contributions to rabbi trusts or other investments to provide a source of funds for satisfying these deferred compensation liabilities. Investments held for our deferred compensation plan consist of insurance contracts and are recorded based on valuations which generally incorporate unobservable factors. A change in the value of the underlying assets would substantially be offset by a change in the liability to the participant resulting in an immaterial net impact on our consolidated financial statements. These securities approximate the participant-directed investment selections underlying the deferred compensation liabilities.
The total value of the assets set aside for potential deferred compensation liabilities, which are included in other non-current assets, net, as of January 31, 2015 and February 1, 2014 was $12.0 million and $11.4 million, respectively, substantially all of which are held in a rabbi trust. The liabilities associated with the non-qualified deferred compensation plan are included in other non-current liabilities in our consolidated balance sheets and totaled $11.3 million and $11.1 million at January 31, 2015 and February 1, 2014, respectively.
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

OXFORD INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 1. Summary of Significant Accounting Policies (Continued)

We are subject to certain claims and assessments related to legal proceedings in the ordinary course of business. The claims and assessments may relate to disputes about intellectual property, real estate and contracts, as well as labor, employment, environmental and tax matters. For those matters where it is probable that we have incurred a loss and the loss, or range of loss, can be reasonably estimated, we have recorded reserves in other accrued expenses and liabilities in our consolidated financial statements for the estimated loss and related legal fees. In other instances, because of the uncertainties related to both the probable outcome or amount or range of loss, we are unable to make a reasonable estimate of a liability, if any, and therefore have not recorded a reserve. As additional information becomes available or as circumstances change, we adjust our assessment and estimates of such liabilities accordingly. We believe the outcome of outstanding or pending matters, individually and in the aggregate, will not have a material impact on our consolidated financial statements, based on information currently available.
Contingent Consideration
In connection with acquisitions, we may enter into contingent consideration arrangements, which provide for the payment of additional purchase consideration to the sellers if certain performance criteria are achieved during a specified period. Pursuant to the guidance related to the purchase method of accounting, we must recognize the fair value of the contingent consideration based on its estimated fair value at the date of acquisition. Such valuation requires assumptions regarding anticipated cash flows, probabilities of cash flows, discount rates and other factors. Each of these assumptions may involve a significant amount of uncertainty. Subsequent to the date of acquisition, we must periodically adjust the liability for the contingent consideration to reflect the fair value of the contingent consideration by reassessing our valuation assumptions as of that date. Absent any other changes to assumptions included in our valuation of the contingent consideration, we expect as time passes that the fair value of the contingent consideration would increase due to the passage of time as we approach the payment dates. Additionally, a change in assumptions related to the contingent consideration could have a material impact on our consolidated financial statements. Any change in the fair value of the contingent consideration is recognized as change in fair value of contingent consideration in our consolidated statements of operations.
As part of our acquisition of the Lilly Pulitzer brand and operations on December 21, 2010, we entered into a contingent consideration arrangement whereby we would be obligated to pay up to $20 million in cash in the aggregate, over the four years following the closing of the acquisition, based on Lilly Pulitzer's achievement of certain earnings targets. The terms of the contingent consideration arrangement are discussed in further detail in Note 10, while the amounts paid by year through January 31, 2015 are included in the table below.
As of the date of acquisition, we determined that the fair value of the contingent consideration was $10.5 million, which reflected the discounted fair value of the expected payments. Although there was uncertainty about whether the performance criteria in the contingent consideration arrangement would be achieved, we anticipated paying all of the contingent consideration. Thus, the fair value of the contingent consideration at acquisition reflected the $20 million of anticipated payments discounted to fair value using a discount rate which reflected the uncertainty regarding whether the earnings target would be met given the growth required to achieve the contingent consideration payments as well as other factors.
As of February 2, 2013, we reevaluated the discount rate and determined that the use of a lower discount rate than used in prior periods would be appropriate. This lower discount rate reflected our assessment that we believed the likelihood of the contingent consideration being earned was greater than in prior years based on our consideration of, among other factors, (1) the historical earnings achieved by the Lilly Pulitzer operating group through Fiscal 2012, including a significant amount of earnings from Fiscal 2011 and Fiscal 2012 in excess of the targets for those periods which carried over as a reduction to the targets in future years, (2) the Fiscal 2012 earnings significantly exceeding both the Fiscal 2013 and Fiscal 2014 targets, (3) operating income projections for the Lilly Pulitzer operating group for future periods exceeding the Fiscal 2012 operating results and (4) the shorter remaining term of the contingent consideration arrangement, which provides greater visibility through the term of the agreement. Our assessment of these factors resulted in a significant reduction of the discount rate for the contingent consideration to a rate which reflected the reduced uncertainty of the amounts to be paid pursuant to the arrangement. The change in fair value of contingent consideration charge in each other period presented primarily reflected the passage of time using an appropriate discount rate at that time rather than significant changes in our assumptions related to the probability of the amounts being earned or discount rate assumptions.
A summary of the fair value of the contingent consideration liability, including current and non-current amounts, is as follows (in thousands):

OXFORD INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 1. Summary of Significant Accounting Policies (Continued)

	Fiscal 2014	Fiscal 2013	Fiscal 2012
Balance at beginning of year	$14,725	$14,450	$13,145
Change in fair value of contingent consideration	275	275	6,285
Contingent consideration payments made to sellers during the year	(2,500)	—	(4,980)
Balance at end of year	$12,500	$14,725	$14,450
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
When a non-cancelable operating lease includes any fixed escalation clauses, lease incentives for rent holidays and/or landlord build-out-related allowances, rent expense is generally recognized on a straight-line basis over the initial term of the lease from the date that we take possession of the space and does not assume that any termination options included in the lease will be exercised. The amount by which rents payable under the lease since lease inception differs from the amount recognized on a straight-line basis since lease inception is recorded in other non-current liabilities in our consolidated balance sheets. Deferred rent as of January 31, 2015 and February 1, 2014 was $44.5 million and $37.8 million, respectively. Contingent rents, including those based on a percentage of retail sales over stated levels, and rental payment increases based on a contingent future event are recognized as the expense is incurred.
If we vacate leased space and determine that we do not plan to use the space in the future, we recognize a loss for any future rent payments, less any anticipated future sublease income and adjusted for any deferred rent amounts included in our consolidated balance sheet on that date. Additionally, for any lease that we terminate and agree to a lease termination payment, we recognize in SG&A in our consolidated statements of operations a loss for the lease termination payment at the time of the agreement. No material amounts of such charges were incurred in any period presented.
Foreign Currency Transactions and Translation
We are exposed to foreign currency exchange risk when we generate net sales or incur expenses in currencies other than the functional currency of the respective operations. We have determined that the functional currency for substantially all of our operations is the respective local currency. The resulting assets and liabilities denominated in amounts other than the respective functional currency are remeasured into the respective functional currency at the rate of exchange in effect on the balance sheet date, and income and expenses are remeasured at the average rates of exchange prevailing during the relevant period. The impact of any such remeasurement is recognized in our consolidated statements of operations in that period. Net gains (losses) related to foreign currency transactions recognized in Fiscal 2014, Fiscal 2013 and Fiscal 2012 were not material to our consolidated financial statements.
Additionally, the financial statements of our operations for which the functional currency is a currency other than the United States dollar are translated into United States dollars at the rate of exchange in effect on the balance sheet date for the balance sheet and at the average rates of exchange prevailing during the relevant period for the statements of operations. The impact of such translation is recognized in accumulated other comprehensive income (loss) in our consolidated balance sheets and included in other comprehensive income (loss) in our consolidated statements of comprehensive income resulting in no impact on net earnings for the relevant period.

OXFORD INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 1. Summary of Significant Accounting Policies (Continued)

Derivative Financial Instruments
Derivative financial instruments, which include our forward foreign currency exchange contracts and interest rate swap agreements, are measured at their fair values in our consolidated balance sheets. Unrealized gains and losses are recognized as prepaid expenses or accrued expenses, respectively. The accounting for changes in the fair value of derivative instruments depends on whether the derivative has been designated and qualifies for hedge accounting. The criteria used to determine if a derivative financial instrument qualifies for hedge accounting treatment are whether an appropriate hedging instrument has been identified and designated to reduce a specific exposure and whether there is a high correlation between changes in the fair value of the hedging instrument and the identified exposure based on the nature of the hedging relationship. Based on the nature of the hedging relationship, a qualifying derivative is designated for accounting purposes as a fair value hedge, a cash flow hedge or a hedge of a net investment in a foreign business. As of January 31, 2015, all of our derivative financial instruments that qualify for hedge accounting treatment are designated as cash flow hedges.
We formally document hedging instruments and hedging relationships at the inception of each contract. Further, we assess both at the inception of a contract and on an ongoing basis, whether the hedging instrument is effective in offsetting the risk of the hedged transaction. For any derivative financial instrument that is designated and qualifies for hedge accounting treatment and has not been settled as of period-end, the unrealized gains (losses) on the outstanding derivative financial instrument is recognized, to the extent the hedge relationship has been effective, as a component of comprehensive income in our consolidated statements of comprehensive income and accumulated other comprehensive income (loss) in our consolidated balance sheets. For any financial instrument that is not designated as a hedge for accounting purposes, or for any ineffective portion of a hedge, the unrealized gains (losses) on the outstanding derivative financial instrument is included in net earnings. Cash flows related to hedging transactions are classified in our consolidated statements of cash flows and consolidated statements of operations in the same category as the items being hedged.
We do not use derivative financial instruments for trading or speculative purposes. Other than our interest rate swap agreement, noted below, we did not hold any derivative financial instruments, which had not been settled, that were not designated as a cash flow hedge for accounting purposes as of January 31, 2015 and February 1, 2014 and no significant ineffectiveness was recorded on qualifying hedges during Fiscal 2014, Fiscal 2013 or Fiscal 2012.
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
Foreign Currency Risk Management
As of January 31, 2015, our foreign currency exchange risk exposure primarily results from our businesses operating outside of the United States, which are primarily related to (1) our United Kingdom and European Ben Sherman operations and our Asia-Pacific and Canadian Tommy Bahama operations purchasing goods in United States dollars or other currencies which are not the functional currencies of the businesses; (2) our businesses operating outside of the United States selling goods in currencies other than the applicable functional currencies; and (3) certain other transactions, including intercompany transactions. We may enter into short-term forward foreign currency exchange contracts in the ordinary course of business to mitigate a portion of the risk associated with foreign currency exchange rate fluctuations related to purchases of inventory or selling goods in currencies other than the functional currencies by certain of our foreign operations. Historically, we have entered into forward foreign currency exchange contracts for our Ben Sherman United Kingdom business using pound sterling for the purchase of United States dollars, which are used for inventory purchases, and for the sale of Euro, which are generated from Ben Sherman operations in continental Europe, for pound sterling. Due to the limited magnitude and the uncertainty about timing of cash flows provided by or used in the Tommy Bahama operations in the Asia-Pacific region and Canada, we have not historically entered into forward foreign currency exchange contracts for these international operations.
The fair values of forward foreign currency exchange contracts are determined by us based on dealer quotes of market forward rates and reflect the amounts that we would receive or pay at the short-term maturity dates for contracts involving the

OXFORD INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 1. Summary of Significant Accounting Policies (Continued)

same currencies and maturity dates. All forward foreign currency exchange contracts that had not been settled as of January 31, 2015 have contractual settlement dates during the next 18 months. Thus, we anticipate that the substantial majority of gains (losses) included in accumulated other comprehensive income (loss) as of January 31, 2015 that are ultimately realized will impact net earnings in the next 18 months as the contracts are settled. The notional amount of forward foreign currency exchange contracts which had not been settled that qualify as hedges for accounting purposes totaled $13.7 million and $27.7 million as of January 31, 2015 and February 1, 2014, respectively.
Interest Rate Risk Management
As of January 31, 2015, we are exposed to market risk from changes in interest rates on our variable-rate indebtedness, which include our U.S. Revolving Credit Agreement and our U.K. Revolving Credit Agreement. We may attempt to limit the impact of interest rate changes on earnings and cash flow, primarily through a mix of variable-rate and fixed-rate debt, although at times all of our debt may be either variable-rate or fixed-rate. At times we may enter into interest rate swap arrangements related to certain of our variable-rate debt in order to fix the interest rate if we determine that our exposure to interest rate changes is higher than optimal. Our assessment also considers our need for flexibility in our borrowing arrangements resulting from the seasonality of our business, anticipated future cash flows and our expectations about the risk of future interest rate changes, among other factors. We continuously monitor interest rates to consider the sources and terms of our borrowing facilities in order to determine whether we have achieved our interest rate management objectives.
In order to mitigate our exposure to changes in interest rates, we entered into an interest rate swap agreement under which we swap the interest rate on certain of our variable-rate borrowings ranging from $25 million to $45 million during the period from August 2013 until March 2015 for a fixed-rate interest charge equal to 0.42% plus the applicable margin, as specified in our U.S. Revolving Credit Agreement. As of January 31, 2015, we do not have any other interest rate swap agreements. During Fiscal 2013, this interest rate swap qualified for hedge accounting; however, as of January 31, 2015, the interest rate swap did not qualify for hedge accounting resulting in the fair value of the interest rate swap being charged to our consolidated statements of operations.
The fair values of interest rate swaps are determined by us based on dealer quotes, which consider forward curves and volatility levels using observable market inputs when available.
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
The following table summarizes financial assets and financial liabilities (in thousands) measured and recorded at fair value on a recurring basis, each of which are discussed in further detail above:

	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
January 31, 2015
Financial Assets:
Forward foreign currency exchange contracts	$746	$—	$746	$—
Financial Liabilities:
Interest rate swap agreements	$4	$—	$4	$—
Fair value of contingent consideration	$12,500	$—	$—	$12,500
February 1, 2014
Financial Liabilities:
Forward foreign currency exchange contracts	$285	$—	$285	$—
Interest rate swap agreements	$50	$—	$50	$—
Fair value of contingent consideration (current and non-current)	$14,725	$—	$—	$14,725
For a description of the methods used for determining the fair values of the financial instruments included in the table above, refer to the accounting policy description for the respective financial instrument included above. Additionally, we have determined that our property and equipment, intangible assets and goodwill, for which the book values are disclosed in Notes 3 and 4, are non-financial assets measured at fair value on a non-recurring basis. We have determined that our approaches for determining fair values for each of these assets generally are based on Level 3 inputs.
Equity Compensation
We have certain equity compensation plans as described in Note 7, which provide for the ability to grant restricted shares, restricted share units, options and other equity awards to our employees and non-employee directors. We recognize equity awards to employees and non-employee directors in SG&A in our consolidated statements of operations based on their fair values on the grant date. The fair values of restricted shares and restricted share units are determined based on the fair value of our common stock on the grant date, regardless of whether the awards are performance or service based.
Using the fair value method, compensation expense, with a corresponding entry to additional paid-in capital, is recognized related to the equity awards over the specified service and performance period, as applicable. For awards with specified service requirements, the fair value of the equity awards granted to employees is recognized over the respective service period. For performance-based awards, during the performance period we assess expected performance versus the predetermined performance goals and adjust the cumulative equity compensation expense to reflect the relative expected performance achievement. The equity compensation expense is recognized on a straight-line basis over the aggregate performance period and any additional required service period.
Comprehensive Income and Accumulated Other Comprehensive Loss
Comprehensive income (loss) consists of net earnings and specified components of other comprehensive income (loss). Other comprehensive income includes changes in assets and liabilities that are not included in net earnings pursuant to GAAP, such as foreign currency translation adjustments and the net unrealized gain (loss) associated with cash flow hedges which qualify for hedge accounting, including forward foreign currency exchange contracts and interest rate swap agreements. These

OXFORD INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 1. Summary of Significant Accounting Policies (Continued)

amounts of other comprehensive income (loss) are deferred in accumulated other comprehensive income (loss), which is included in shareholders' equity in our consolidated balance sheets. Upon settlement of the agreement, amounts related to foreign currency contracts are recognized as a part of the cost of inventory being hedged in our consolidated balance sheets and recognized in our consolidated statements of operations when the related inventory is sold, while amounts related to interest rate swap agreements are recognized in our consolidated statements of operations as an adjustment to interest expense on the individual payment dates of the agreements. Amounts reclassified from accumulated other comprehensive income to our consolidated statements of operations were not material in any period presented. For each period presented substantially all amounts included in accumulated other comprehensive loss reflect the foreign currency translation of our international operations of Ben Sherman into United States dollars.
Dividends
Dividends are accrued at the time declared by our Board of Directors and typically paid within the same fiscal quarter.
Concentration of Credit Risk and Significant Customers
We are exposed to concentrations of credit risk as a result of our accounts receivable balances, for which the total exposure is limited to the amount recognized in our consolidated balance sheets. We sell our merchandise to customers operating in a number of retail distribution channels in the United States and other countries. In our wholesale channel of distribution we often extend credit terms to our customers that satisfy defined credit criteria. We continuously monitor credit risk based on an evaluation of the customer's financial condition and credit history and generally require no collateral. Credit risk is impacted by conditions or occurrences within the economy and the retail industry and is principally dependent on each customer's financial condition. Additionally, a decision by the controlling owner of a group of stores or any significant customer to decrease the amount of merchandise purchased from us or to cease carrying our products could have an adverse effect on our results of operations in future periods. No individual customer represented greater than 10% of our consolidated net sales in Fiscal 2014, Fiscal 2013 or Fiscal 2012. Additionally, no individual customer represented 10% or more of our consolidated accounts receivable as of January 31, 2015.
Income Taxes
Income taxes included in our consolidated financial statements are determined using the asset and liability method. Under this method, income taxes are recognized based on amounts of income taxes payable or refundable in the current year as well as the impact of any items that are recognized in different periods for consolidated financial statement reporting and tax return reporting purposes. As certain amounts are recognized in different periods for consolidated financial statement and tax return reporting purposes, financial statement and tax bases of assets and liabilities differ, resulting in the recognition of deferred tax assets and liabilities. The deferred tax assets and liabilities reflect the estimated future tax effects attributable to these differences, as well as the impact of net operating loss, capital loss and federal and state credit carry-forwards, each as determined under enacted tax laws and rates expected to apply in the period in which such amounts are expected to be realized or settled.
We recognize deferred tax assets to the extent we believe these assets are more likely than not to be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. Valuation allowances are established when we determine that it is more-likely-than-not (greater than 50% likelihood) that some portion or all of a deferred tax asset will not be realized.
Valuation allowances are analyzed periodically and adjusted as events occur or circumstances change that would indicate adjustments to the valuation allowances are appropriate. If we determine that we will be able to realize our deferred tax assets in the future, in excess of their net recorded amount, we will reduce the deferred tax asset valuation allowance, which will reduce income tax expense. As realization of deferred tax assets and liabilities is dependent upon future taxable income in specific jurisdictions, changes in tax laws and rates and shifts in the amount of taxable income among state and foreign jurisdictions may have a significant impact on the amount of benefit ultimately realized for deferred tax assets and liabilities. We account for the effect of changes in tax laws or rates in the period of enactment.

OXFORD INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 1. Summary of Significant Accounting Policies (Continued)

We utilize a two-step approach for evaluating uncertain tax positions. Under the two-step method, recognition occurs when we conclude that a tax position, based solely on technical merits, is more-likely-than-not to be sustained upon examination. The second step, measurement, is only addressed if step one has been satisfied. The tax benefit recorded is measured as the largest amount of benefit determined on a cumulative probability basis that is more-likely-than-not to be realized upon ultimate settlement. Those tax positions failing to qualify for initial recognition are recognized in the first subsequent interim period they meet the more-likely-than-not threshold, or are resolved through negotiation or litigation with the relevant taxing authority or upon expiration of the statute of limitations. Alternatively, derecognition of a tax position that was previously recognized occurs when we subsequently determine that a tax position no longer meets the more-likely-than-not threshold of being sustained. Interest and penalties associated with unrecognized tax positions are recorded within income tax expense in our consolidated statements of operations.
In the case of foreign subsidiaries there are certain exceptions to the requirement that deferred tax liabilities be recognized for the difference in the financial and tax bases of assets. When the financial basis of the investment in a foreign subsidiary, excluding undistributed earnings, exceeds the tax basis in such investment, the deferred liability is not recognized if management considers the investment to be essentially permanent in duration. Further, deferred tax liabilities are not required to be recognized for undistributed earnings of foreign subsidiaries when management considers those earnings to be permanently reinvested outside the United States. We consider substantially all of our investments in and undistributed earnings of our foreign subsidiaries to be permanently reinvested outside the United States as of January 31, 2015 and therefore have not recorded a deferred tax liability on these amounts in our consolidated financial statements.
We generally receive a United States income tax benefit upon the vesting of shares granted to employees. The benefit is equal to the difference, multiplied by the appropriate tax rate, between (1) the fair value of the share at the time of vesting of a restricted share award and (2) the amount required to be paid by the employee, if any. We record the tax benefit associated with the vesting of share awards granted to employees as a reduction to income taxes payable. To the extent the tax benefit relates to the value of awards recognized as compensation expense in our financial statements, income tax expense is reduced. Any additional tax benefit is recorded directly to shareholders' equity in our consolidated balance sheets. If a tax benefit is realized on compensation of an amount less than the amount recorded for financial statement purposes, the decrease in benefit is also recorded directly to shareholders' equity.
We file income tax returns in the United States and various state, local and foreign jurisdictions. Our federal, state, local and foreign income tax returns filed for the years ended on or before January 29, 2011, with limited exceptions, are no longer subject to examination by tax authorities.
Earnings Per Share
Basic net earnings per share are calculated by dividing the net earnings amount by the weighted average shares outstanding during the period. Shares repurchased are removed from the weighted average number of shares outstanding upon repurchase and delivery.
Diluted net earnings per share are calculated similarly to the amounts above, except that the weighted average shares outstanding in the diluted calculations also includes the potential dilution using the treasury stock method that could occur if dilutive securities, including restricted share awards, options or other dilutive awards, if any, were converted to shares. The treasury stock method assumes that shares are issued for any restricted share awards, options or other dilutive awards that are "in the money," and that we use the proceeds received to repurchase shares at the average market value of our shares for the respective period. For purposes of the treasury stock method, proceeds consist of cash to be paid, future compensation expense to be recognized and the amount of tax benefits, if any, which will be credited to additional paid-in capital assuming the conversion of the share-based awards.
Use of Estimates
The preparation of our consolidated financial statements in conformity with GAAP requires us to make certain estimates and assumptions that affect the amounts reported as assets, liabilities, revenues and expenses in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
Accounting Standards Adopted in Fiscal 2014

OXFORD INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 1. Summary of Significant Accounting Policies (Continued)

In March 2013, the FASB issued revised guidance that requires an entity to release any related cumulative translation adjustment into net earnings when it ceases to have a controlling financial interest in a subsidiary that is a foreign entity if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity. This guidance was adopted by us in the First Quarter of Fiscal 2014 and did not have a material impact on our consolidated financial statements as no change in our ownership interests in our foreign subsidiaries occurred in Fiscal 2014.
In April 2014, the FASB issued revised guidance, which raises the threshold used to determine whether revenues and expenses associated with dispositions are reclassified to discontinued operations in the statement of operations. Under the new guidance, only asset sales that represent a strategic shift in operations would be reclassified to discontinued operations, while other asset sales would remain in continuing operations. This guidance was adopted by us in the Fourth Quarter of Fiscal 2014 and did not have a material impact on our consolidated financial statements as no dispositions occurred in Fiscal 2014 and no material amounts qualified as held for sale in Fiscal 2014.
Recently Issued Accounting Standards Applicable to Future Years
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

Note 2. Operating Groups
Our business is primarily operated through our operating groups: Tommy Bahama, Lilly Pulitzer, Lanier Clothes and Ben Sherman. We identify our operating groups based on the way our management organizes the components of our business for purposes of allocating resources and assessing performance. Our operating group structure reflects a brand-focused management approach, emphasizing operational coordination and resource allocation across each brand's direct to consumer, wholesale and licensing operations.
Tommy Bahama, Lilly Pulitzer and Ben Sherman each design, source, market and distribute apparel and related products bearing their respective tradenames and also license their tradenames for other product categories, while Lanier Clothes designs, sources and distributes branded and private label men's tailored clothing and other apparel products. Corporate and Other is a reconciling category for reporting purposes and includes our corporate offices, substantially all financing activities, elimination of inter-segment sales, LIFO inventory accounting adjustments, other costs that are not allocated to the operating groups and operations of our other businesses which are not included in our four operating groups, including our Oxford Golf and our Lyons, Georgia distribution center operations. LIFO inventory calculations are made on a legal entity basis which does not correspond to our operating group definitions; therefore, LIFO inventory accounting adjustments are not allocated to our operating groups.
The tables below present certain information about our operating groups (in thousands):

OXFORD INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 2. Operating Groups (Continued)

	Fiscal 2014	Fiscal 2013	Fiscal 2012
Net sales
Tommy Bahama	$627,498	$584,941	$528,639
Lilly Pulitzer	167,736	137,943	122,592
Lanier Clothes	112,934	109,530	107,272
Ben Sherman	77,481	67,218	81,922
Corporate and Other	12,157	17,465	15,117
Total	$997,806	$917,097	$855,542
Depreciation and Amortization of Intangible Assets
Tommy Bahama	$27,412	$24,806	$18,551
Lilly Pulitzer	4,616	3,215	2,402
Lanier Clothes	350	347	421
Ben Sherman	3,082	3,154	2,889
Corporate and Other	2,186	2,380	2,072
Total	$37,646	$33,902	$26,335
Operating Income (Loss)
Tommy Bahama	$71,132	$72,207	$69,454
Lilly Pulitzer	32,190	25,951	20,267
Lanier Clothes	10,849	10,828	10,840
Ben Sherman	(10,832)	(13,131)	(10,898)
Corporate and Other	(19,736)	(11,185)	(20,692)
Total operating income	83,603	84,670	68,971
Interest expense, net	3,483	4,169	8,939
Loss on repurchase of senior notes	—	—	9,143
Earnings Before Income Taxes	$80,120	$80,501	$50,889

	Fiscal 2014	Fiscal 2013	Fiscal 2012
Purchases of Property and Equipment
Tommy Bahama	$35,782	$30,810	$46,392
Lilly Pulitzer	7,335	10,343	4,576
Lanier Clothes	1,740	30	593
Ben Sherman	4,290	1,137	3,997
Corporate and Other	1,208	1,052	5,144
Total	$50,355	$43,372	$60,702

OXFORD INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 2. Operating Groups (Continued)

	January 31, 2015	February 1, 2014
Total Assets
Tommy Bahama	$428,835	$408,599
Lilly Pulitzer	108,969	101,704
Lanier Clothes	35,152	39,989
Ben Sherman	78,568	79,299
Corporate and Other	(6,457)	(2,286)
Total	$645,067	$627,305
Net book value of our property and equipment, by geographic area is presented below (in thousands):

	January 31, 2015	February 1, 2014
United States	$140,104	$124,894
United Kingdom and Europe	7,764	7,086
Other foreign	7,208	9,539
Total	$155,076	$141,519
Net sales recognized by geographic area is presented below (in thousands):

	Fiscal 2014	Fiscal 2013	Fiscal 2012
United States	$904,647	$843,620	$793,289
United Kingdom and Europe	55,159	45,488	51,536
Other foreign	38,000	27,989	10,717
Total	$997,806	$917,097	$855,542

Note 3. Property and Equipment, Net
Property and equipment, carried at cost, is summarized as follows (in thousands):

	January 31, 2015	February 1, 2014
Land	$1,594	$1,594
Buildings and improvements	29,301	28,727
Furniture, fixtures, equipment and technology	161,130	140,616
Leasehold improvements	189,417	168,950
Subtotal	381,442	339,887
Less accumulated depreciation and amortization	(226,366)	(198,368)
Total property and equipment, net	$155,076	$141,519

Note 4. Intangible Assets and Goodwill
Intangible assets by category are summarized below (in thousands):

OXFORD INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 4. Intangible Assets and Goodwill (Continued)

	January 31, 2015	February 1, 2014
Intangible assets with finite lives, which primarily consist of reacquired license rights and customer relationships:	$52,668	$55,050
Accumulated amortization	(44,375)	(43,488)
Total intangible assets with finite lives, net	8,293	11,562
Intangible assets with indefinite lives:
Trademarks	159,477	161,461
Total intangible assets, net	$167,770	$173,023
The changes in carrying amount of intangible assets, by operating group and in total, for Fiscal 2014, Fiscal 2013 and Fiscal 2012 are as follows (in thousands):

	Tommy Bahama	Lilly Pulitzer	Ben Sherman	Total
Balance, January 28, 2012	$111,964	$30,028	$23,201	$165,193
Amortization	(384)	(389)	(252)	(1,025)
Other, including foreign currency changes	—	—	149	149
Balance, February 2, 2013	111,580	29,639	23,098	164,317
Acquisition of reacquired license rights	11,041	—	—	11,041
Amortization	(1,687)	(329)	(209)	(2,225)
Other, including foreign currency changes	(1,076)	—	966	(110)
Balance, February 1, 2014	119,858	29,310	23,855	173,023
Amortization	(2,004)	(278)	(199)	(2,481)
Other, including foreign currency changes	(751)	—	(2,021)	(2,772)
Balance, January 31, 2015	$117,103	$29,032	$21,635	$167,770
Based on the current estimated useful lives assigned to our intangible assets, amortization expense for each of the next five years is expected to be $2.1 million, $1.9 million, $1.8 million, $1.6 million and $0.2 million.
The changes in the carrying amount of goodwill by operating group and in total, for Fiscal 2014, Fiscal 2013 and Fiscal 2012 are as follows (in thousands):

	Tommy Bahama	Lilly Pulitzer	Total
Balance, January 28, 2012	$—	$16,495	$16,495
Acquisition	780	—	780
Balance, February 2, 2013	780	16,495	17,275
Acquisition	247	—	247
Other, including foreign currency changes	(123)	—	(123)
Balance, February 1, 2014	904	16,495	17,399
Other, including foreign currency changes	(104)	—	(104)
Balance, January 31, 2015	$800	$16,495	$17,295
Note 5. Debt
The following table details our debt (in thousands):

OXFORD INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 5. Debt (Continued)

	January 31, 2015	February 1, 2014
$235 million U.S. Secured Revolving Credit Facility ("U.S. Revolving Credit Agreement")(1)	$104,842	$137,592
£7 million Senior Secured Revolving Credit Facility ("U.K. Revolving Credit Agreement")(2)	4,126	3,993
Total debt	108,968	141,585
Short-term debt	(4,126)	(3,993)
Long-term debt	$104,842	$137,592
_______________________________________________________________________________

(1)
The U.S. Revolving Credit Agreement generally (i) is limited to a borrowing base consisting of specified percentages of eligible categories of assets; (ii) accrues variable-rate interest (weighted average borrowing rate of 1.8% as of January 31, 2015), unused line fees and letter of credit fees based upon a pricing grid which is tied to average unused availability and/or utilization; (iii) requires periodic interest payments with principal due at maturity (November 2018); and (iv) is generally secured by a first priority security interest in the accounts receivable, inventory, general intangibles and eligible trademarks, investment property (including the equity interests of certain subsidiaries), deposit accounts, intercompany obligations, equipment, goods, documents, contracts, books and records and other personal property of Oxford Industries, Inc. and substantially all of its domestic subsidiaries.

(2)
The U.K. Revolving Credit Agreement generally (i) accrues interest at the bank's base rate plus an applicable margin (4.0% as of January 31, 2015); (ii) requires interest payments monthly with principal payable on demand; and (iii) is collateralized by substantially all of the assets of our United Kingdom Ben Sherman subsidiaries.

To the extent cash flow needs exceed cash flow provided by our operations we will have access, subject to their terms, to our lines of credit to provide funding for operating activities, capital expenditures and acquisitions, if any. Our credit facilities are also used to finance trade letters of credit for product purchases, which reduce the amounts available under our lines of credit when issues. As of January 31, 2015, $8.5 million of trade letters of credit and other limitations on availability in the aggregate were outstanding against our credit facilities. After considering these limitations and the amount of eligible assets in our borrowing base, as applicable, as of January 31, 2015, we had $125.8 million and $2.3 million in unused availability under the U.S. Revolving Credit Agreement and the U.K. Revolving Credit Agreement, respectively, subject to the respective limitations on borrowings.
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
We believe that the affirmative covenants, negative covenants, financial covenants and other restrictions under our credit facilities are customary for those included in similar facilities entered into at the time we entered into our agreements. During Fiscal 2014 and as of January 31, 2015, no financial covenant testing was required pursuant to our U.S. Revolving Credit

OXFORD INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 5. Debt (Continued)

Agreement as the minimum availability threshold was met at all times. As of January 31, 2015, we were compliant with all covenants related to our credit facilities.
Senior Secured Notes
In Fiscal 2012, we redeemed all of the outstanding $105 million in aggregate principal amount of our senior secured notes which were scheduled to mature in July 2015. The redemption of the senior secured notes for $111.0 million, plus accrued interest, and the related write-off of $1.7 million of unamortized deferred financing costs and $1.4 million of unamortized bond discount resulted in a loss on repurchase of senior notes of $9.1 million in Fiscal 2012. The redemption of the senior secured notes satisfied and discharged all of our obligations with respect to the senior secured notes and the related indenture and was funded primarily through borrowings under our U.S. Revolving Credit Agreement.

Note 6. Commitments and Contingencies
We have operating lease agreements for retail space, restaurants, warehouses and sales and administrative offices as well as equipment with varying terms. Total rent expense, which includes minimum and contingent rent expense incurred, but excludes the reduction in rent expense associated with the write-off of deferred rent amounts upon the exit or decision to exit retail stores, if any, under all leases was $82.5 million, $72.3 million and $62.9 million in Fiscal 2014, Fiscal 2013 and Fiscal 2012, respectively. Most leases provide for payments of real estate taxes, insurance and other operating expenses applicable to the property and many retail leases provide for contingent rent based on retail sales, which are included in total rent expense above. These payments for real estate taxes, insurance, other operating expenses and contingent percentage rent are included in rent expense above, but are not included in the aggregate minimum rental commitments below, as, in some cases, the amounts payable in future periods are not quantified in the lease agreement and are dependent on future events. The total amount of such charges included in total rent expense above were $21.7 million, $18.8 million and $16.1 million in Fiscal 2014, Fiscal 2013 and Fiscal 2012, respectively, which includes $0.9 million, $0.6 million and $0.7 million of contingent percentage rent during Fiscal 2014, Fiscal 2013 and Fiscal 2012, respectively.
As of January 31, 2015, the aggregate minimum base rental commitments for all non-cancelable operating real property leases with original terms in excess of one year are $65.8 million, $62.7 million, $59.2 million, $53.0 million, $49.5 million and $222.1 million for each of the next five years and thereafter.
As of January 31, 2015, we are also obligated under certain apparel license and design agreements to make future minimum royalty and advertising payments of $5.6 million, $6.1 million and $4.7 million for Fiscal 2015, Fiscal 2016 and Fiscal 2017, respectively, and none thereafter. These amounts do not include amounts, if any, that exceed the minimums required pursuant to the agreements.
During the 1990s, we discovered the presence of hazardous waste on one of our properties. We believe that remedial action will be required, including continued investigation, monitoring and treatment of groundwater and soil, although the timing of such remedial action is uncertain. As of January 31, 2015 and February 1, 2014, the reserve for the remediation of this site was $1.3 million and $1.6 million, respectively, which is included in other non-current liabilities in our consolidated balance sheets. The amount recorded represents our estimate of the costs, on an undiscounted basis, to clean up the site, based on currently available information. This estimate may change in future periods as more information on the remediation activities required and timing of those activities become known. No material amounts related to this reserve were recorded in the statements of operations in Fiscal 2014, Fiscal 2013 or Fiscal 2012.
Note 7. Shareholders' Equity
Common Stock
We had 60 million shares of $1.00 par value per share common stock authorized for issuance as of January 31, 2015 and February 1, 2014. We had 16.5 million and 16.4 million shares of common stock issued and outstanding as of January 31, 2015 and February 1, 2014, respectively.
Long-Term Stock Incentive Plan

OXFORD INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 7. Shareholders' Equity (Continued)

As of January 31, 2015, 1.2 million shares were available for issuance under our Long-Term Stock Incentive Plan (the "Long-Term Stock Incentive Plan"). The Long-Term Stock Incentive Plan allows us to grant stock-based awards to employees and non-employee directors in the form of stock options, stock appreciation rights, restricted shares and/or restricted share units. No additional grants are available under any predecessor plans. Subsequent to December 2003, performance- and service-based restricted shares and restricted share units have been the primary vehicle in our stock-based compensation strategy, although we are not prohibited from granting other types of share-based compensation awards.
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
The table below summarizes the restricted share award activity for officers and other key employees (in shares) during Fiscal 2014, Fiscal 2013, and Fiscal 2012:

	Fiscal 2014		Fiscal 2013		Fiscal 2012
	Number of Shares	Weighted- average grant date fair value	Number of Shares	Weighted- average grant date fair value	Number of Shares	Weighted- average grant date fair value
Restricted share awards outstanding at beginning of fiscal year	56,521	$47	487,500	$12	497,500	$12
Service-based restricted share awards granted/issued	35,641	$78	—	$—	—	$—
Performance-based restricted share awards issued related to prior year performance awards	—	$—	59,129	$47	—	$—
Restricted share awards vested, including restricted shares repurchased from employees for employees' tax liability	—	$—	(487,500)	$12	—	$—
Restricted shares forfeited	(990)	78	(2,608)	$43	(10,000)	$23
Restricted shares outstanding at end of fiscal year	91,172	$59	56,521	$47	487,500	$12
During each of Fiscal 2014, Fiscal 2013 and Fiscal 2012, we granted performance awards to certain officers and other key employees with the opportunity to earn 0.1 million restricted share units, in the aggregate. Each performance award provided the recipient with the opportunity to earn restricted share awards contingent upon our achievement of certain performance objectives during the respective Fiscal 2014, Fiscal 2013 and Fiscal 2012 performance periods. Each of the performance-based awards require that the employee remain employed by the company for a specified period after the respective performance period.
During Fiscal 2012, 59,000 of restricted share units were earned by recipients related to the Fiscal 2012 performance period and were issued in March 2013. During Fiscal 2013, no restricted share units were earned as the performance objectives for Fiscal 2013 were not achieved. During Fiscal 2014, approximately 90,000 of restricted share awards were earned by recipients related to the Fiscal 2014 performance period and issued in Fiscal 2015, however these awards were not included in

OXFORD INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 7. Shareholders' Equity (Continued)

the table above or the table below as the awards had not been issued as of January 31, 2015. These 90,000 shares had a grant date fair value of $78 per share and vest in April 2017.
The following table summarizes information about the unvested restricted share awards as of January 31, 2015. The unvested restricted share units will be settled in shares of our common stock on the vesting date, subject to the employee still being an employee at that time.

Grant	Number of Unvested Share Awards	Average Market Price on Date of Grant	Vesting Date
Fiscal 2012 Performance-based Restricted Share Awards	56,521	$47	March 2016
Fiscal 2014 Service-based Restricted Share Awards	34,651	$78	April 2017
Total	91,172
As of January 31, 2015, there was $7.8 million, in the aggregate, of unrecognized compensation expense related to the unvested restricted share awards, which have been granted to employees but have not yet vested, including the Fiscal 2014 performance-based awards issued in Fiscal 2015. This expense is expected to be recognized from February 1, 2015 through April 2017, when the Fiscal 2014 awards vest.
In addition, we grant restricted share or restricted share unit awards to our non-employee directors for a portion of each non-employee director's compensation. The non-employee directors must complete certain service requirements; otherwise, the restricted shares are subject to forfeiture. On the date of issuance, the non-employee directors are entitled to the same dividend and voting rights as other holders of our common stock. The non-employee directors are restricted from transferring or selling the restricted shares prior to the end of the vesting period. As of January 31, 2015, less than 0.1 million of such awards were outstanding and unvested.
Employee Stock Purchase Plan
There were 0.5 million shares of our common stock authorized for issuance under our Employee Stock Purchase Plan ("ESPP") as of January 31, 2015. The ESPP allows qualified employees to purchase shares of our common stock on a quarterly basis, based on certain limitations, through payroll deductions. The shares purchased pursuant to the ESPP are not subject to any vesting or other restrictions. On the last day of each calendar quarter, the accumulated payroll deductions are applied toward the purchase of our common stock at a price equal to 85% of the closing market price on that date. Stock compensation expense related to the employee stock purchase plan recognized was $0.2 million, $0.1 million and $0.1 million in each of Fiscal 2014, Fiscal 2013 and Fiscal 2012, respectively.
Preferred Stock
We had 30 million shares of $1.00 par value preferred stock authorized for issuance as of January 31, 2015 and February 1, 2014. No preferred shares were issued or outstanding as of January 31, 2015 or February 1, 2014.
Accumulated Other Comprehensive Income
The following table details the changes in our accumulated other comprehensive loss by component (in thousands), net of related income taxes during Fiscal 2014, Fiscal 2013 and Fiscal 2012.

OXFORD INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 7. Shareholders' Equity (Continued)

	Foreign currency translation gain (loss)	Net unrealized gain (loss) on cash flow hedges	Accumulated other comprehensive income (loss)
Balance, January 28, 2012	$(24,157)	$483	$(23,674)
Total other comprehensive income (loss), net of taxes	171	(1,082)	(911)
Balance, February 2, 2013	(23,986)	(599)	(24,585)
Total other comprehensive income, net of taxes	703	264	967
Balance, February 1, 2014	(23,283)	(335)	(23,618)
Total other comprehensive income, net of taxes	(7,617)	1,081	(6,536)
Balance, January 31, 2015	$(30,900)	$746	$(30,154)
Note 8. Income Taxes
The following table summarizes our distribution between domestic and foreign earnings (loss) before income taxes and the provision (benefit) for income taxes (in thousands):

	Fiscal 2014	Fiscal 2013	Fiscal 2012
Earnings before income taxes:
Domestic	$90,254	$98,476	$63,429
Foreign	(10,134)	(17,975)	(12,540)
Earnings before income taxes	$80,120	$80,501	$50,889

Income taxes:
Current:
Federal	$32,298	$30,190	$21,682
State	4,601	3,911	2,365
Foreign	652	423	(724)
	37,551	34,524	23,323
Deferred—primarily Federal	(3,114)	1,343	(3,271)
Deferred—Foreign	(75)	(657)	(480)
Income taxes	$34,362	$35,210	$19,572
Reconciliations of the United States federal statutory income tax rates and our effective tax rates are summarized as follows:

OXFORD INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 8. Income Taxes (Continued)

	Fiscal 2014	Fiscal 2013	Fiscal 2012
Statutory tax rate	35.0%	35.0%	35.0%
State income taxes—net of federal income tax benefit	3.1%	3.1%	3.0%
Impact of foreign operations (1)	1.9%	2.6%	3.3%
Valuation allowance against foreign losses and other carryforwards (2)	2.8%	4.5%	4.1%
Reduction in contingency reserves related to unrecognized tax benefits (3)	—%	—%	(3.7)%
Change in assertion on permanent reinvestment of foreign earnings	—%	—%	(1.9)%
Other, net	0.1%	(1.5)%	(1.3)%
Effective tax rate for continuing operations	42.9%	43.7%	38.5%
(1) Impact of foreign operations primarily reflects the rate differential between the United States and the respective foreign jurisdictions on foreign losses.
(2) Valuation allowance against foreign losses primarily reflects the valuation allowance recognized due to our inability to recognize an income tax benefit related to certain operating loss carry-forwards and deferred tax assets during the period.
(3) Fiscal 2012 included a $2.2 million reduction in income tax contingency reserves upon the expiration of the corresponding statute of limitations.
Deferred tax assets and liabilities included in our consolidated balance sheets are comprised of the following (in thousands):

	January 31, 2015	February 1, 2014
Deferred Tax Assets:
Inventories	$15,385	$14,674
Accrued compensation and benefits	11,727	7,993
Receivable allowances and reserves	2,439	2,187
Depreciation and amortization	2,038	1,988
Deferred rent and lease obligations	3,729	3,315
Operating loss and other carry-forwards	6,907	6,730
Other, net	1,408	1,014
Deferred tax assets	43,633	37,901
Deferred Tax Liabilities:
Acquired intangible assets	(43,885)	(43,364)
Deferred tax liabilities	(43,885)	(43,364)
Valuation allowance	(8,457)	(6,831)
Net deferred tax liability	$(8,709)	$(12,294)

As of January 31, 2015 our operating loss and other carry-forwards primarily relate to our operations in the United Kingdom, Hong Kong and Canada, each of which provides for operating loss carry-forwards of at least 20 years. Substantially all of our valuation allowance of $8.5 million and $6.8 million relates to the foreign operating loss carry-forwards and deferred tax assets in those jurisdictions. The recent history of operating losses in these jurisdictions is considered significant negative evidence against realizability of these tax benefits. The amount of the valuation allowance considered necessary, however, could decrease in the future if our historical operating results or estimates of future taxable operating results increase, particularly if, in future years, objective negative evidence in the form of cumulative losses is no longer present.

OXFORD INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 8. Income Taxes (Continued)

No deferred tax liabilities related to our original investments in our foreign subsidiaries and foreign earnings, if any, were recorded at either balance sheet date, as substantially all our original investments and earnings related to our foreign subsidiaries are considered permanently reinvested outside of the United States. Further, because the financial basis in each foreign entity does not exceed the tax basis by an amount exceeding undistributed earnings, no additional United States tax would be due if the original investment were to be repatriated in the future. As of January 31, 2015 and February 1, 2014, we had undistributed earnings of foreign subsidiaries of $5.4 million and $6.0 million, respectively, which were considered permanently reinvested. These undistributed earnings could become subject to United States taxes if they are remitted as dividends or as a result of certain other types of intercompany transactions. The amount of deferred tax liability not recognized on permanently reinvested foreign earnings that would be payable if the earnings were repatriated to the United States is $0.4 million as of January 31, 2015.
Accounting for income taxes requires that we offset all current deferred tax liabilities and assets within each particular tax jurisdiction and present them as a single amount in our consolidated balance sheets. A similar procedure is followed for all non-current deferred tax liabilities and assets. Amounts in different tax jurisdictions cannot be offset against each other. The amounts of deferred income taxes included in the following line items in our consolidated balance sheets are as follows (in thousands):

	January 31, 2015	February 1, 2014
Assets:
Deferred tax assets	$24,503	$20,465
Liabilities:
Deferred tax liabilities	(33,212)	(32,759)
Net deferred tax liability	$(8,709)	$(12,294)
As of January 31, 2015 and February 1, 2014 and during Fiscal 2014, Fiscal 2013 and Fiscal 2012, we did not have any material unrecognized tax benefit amounts or material changes in such amounts except for the Fiscal 2012 $2.2 million reduction in uncertain tax positions reflecting the expiration of the statute of limitations for the assessment of taxes. The unrecognized tax benefits, if recognized, would reduce our annual effective rate. The net impact on our consolidated financial statements for Fiscal 2014, Fiscal 2013 and Fiscal 2012 for potential penalty and interest expense related to these unrecognized tax benefits was not material.
Note 9. Defined Contribution Plans
We have a tax-qualified voluntary retirement savings plan covering substantially all full-time United States employees and other similar plans covering certain foreign employees. If a participant decides to contribute, a portion of the contribution is matched by us. Additionally, we incur certain charges related to our non-qualified deferred compensation plan as discussed in Note 1. Realized and unrealized gains and losses on the deferred compensation plan investments are recorded in SG&A in our consolidated statements of operations and substantially offset the changes in deferred compensation liabilities to participants resulting from changes in market values. Our aggregate expense under these defined contribution and non-qualified deferred compensation plans in Fiscal 2014, Fiscal 2013 and Fiscal 2012 was $3.2 million, $2.9 million and $3.0 million, respectively.
Note 10. Related Party Transactions
SunTrust
SunTrust Banks, Inc. and its subsidiaries ("SunTrust") is one of our principal shareholders, with the ability to direct the voting of approximately 5% of our outstanding common stock at December 31, 2014, which we believe SunTrust holds in various fiduciary and agency capacities. Mr. E. Jenner Wood, III, one of our directors, is Chairman, President and CEO of the Atlanta division of SunTrust Bank and Corporate Executive Vice President of SunTrust Banks, Inc.

OXFORD INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 10. Related Party Transactions (Continued)

We maintain a syndicated credit facility under which SunTrust serves as agent and lender and a SunTrust affiliate acted as lead arranger and bookrunner in connection with our Fiscal 2012 and Fiscal 2013 refinancings of our credit facility. The services provided and fees paid to SunTrust in connection with such services for each period are set forth below (in thousands):

Service	Fiscal 2014	Fiscal 2013	Fiscal 2012
Interest and agent fees for our credit facility	$606	$696	$569
Cash management services	$92	$92	$106
Lead arranger, bookrunner and upfront fees	$—	$254	$616
Other	$9	$6	$9
Our credit facilities were entered into in the ordinary course of business. Our aggregate payments to SunTrust and its subsidiaries for these services did not exceed 1% of our gross revenues during the periods presented or 1% of SunTrust's gross revenues during its fiscal years ended December 31, 2014, December 31, 2013 and December 31, 2012.
In addition, Mr. J. Hicks Lanier, our Chairman and retired Chief Executive Officer, served on the board of directors of SunTrust from 2003 until his retirement from that position in April 2012.
Contingent Consideration Agreement
In connection with our acquisition of the Lilly Pulitzer brand and operations during Fiscal 2010, we entered into a contingent consideration agreement pursuant to which the beneficial owners of the Lilly Pulitzer brand and operations prior to the acquisition are entitled to earn up to an additional $20 million in cash, in the aggregate, over the four years following the closing of the acquisition based on Lilly Pulitzer's achievement of certain earnings targets. The potential contingent consideration was comprised of: (1) four individual performance periods, consisting of the period from the date of our acquisition through the end of Fiscal 2011, Fiscal 2012, Fiscal 2013 and Fiscal 2014, in respect of which the prior owners of the Lilly Pulitzer brand and operations may be entitled to receive up to $2.5 million for each performance period; and (2) a cumulative performance period consisting of the period from the date of our acquisition through the end of Fiscal 2014, in respect of which the prior owners of the Lilly Pulitzer brand and operations may be entitled to receive up to $10 million.
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
As a result of Lilly Pulitzer exceeding the earnings targets specified in the contingent consideration agreement, the maximum $20 million amount was earned in full, including $7.5 million which was paid prior to January 31, 2015 and the $12.5 million remaining obligation related to this agreement included in contingent consideration in our consolidated balance sheet as of January 31, 2015. We anticipate paying the remaining obligation of $12.5 million in Fiscal 2015.
Note 11. Summarized Quarterly Data (unaudited)
Each of our fiscal quarters consists of thirteen week periods, beginning on the first day after the end of the prior fiscal quarter, except that the fourth quarter in a year with 53 weeks (such as Fiscal 2012) includes 14 weeks. Following is a summary of our Fiscal 2014 and Fiscal 2013 quarterly results (in thousands, except per share amounts):

OXFORD INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 11. Summarized Quarterly Data (unaudited) (Continued)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Fiscal 2014
Net sales	$257,649	$246,246	$219,457	$274,454	$997,806
Gross profit	$147,328	$145,415	$112,946	$148,990	$554,679
Operating income	$28,469	$26,825	$2,606	$25,703	$83,603
Net earnings (loss)	$14,969	$15,069	$(74)	$15,794	$45,758
Net earnings (loss) per share:
Basic and diluted	$0.91	$0.92	$—	$0.96	$2.78
Weighted average shares outstanding:
Basic	16,418	16,425	16,435	16,440	16,429
Diluted	16,450	16,460	16,435	16,501	16,471

Fiscal 2013
Net sales	$234,203	$235,024	$197,506	$250,364	$917,097
Gross profit	$134,075	$136,849	$104,785	$137,865	$513,574
Operating income	$26,061	$27,712	$4,551	$26,346	$84,670
Net earnings	$13,623	$15,806	$889	$14,973	$45,291
Net earnings per share:
Basic and diluted	$0.82	$0.96	$0.05	$0.91	$2.75
Weighted average shares outstanding:
Basic	16,586	16,394	16,406	16,414	16,450
Diluted	16,611	16,423	16,435	16,444	16,482
The sum of the quarterly net earnings (loss) per share amounts may not equal the amounts for the full year due to rounding. Both Fiscal 2014 and Fiscal 2013 included 52 weeks. The fourth quarter of Fiscal 2014 included a LIFO accounting charge of $2.6 million with no significant LIFO charge in the fourth quarter of Fiscal 2013. The fourth quarter of Fiscal 2013 included a gain on sale of property of $1.6 million.
Note 12. Subsequent Event
On March 24, 2015, our Board of Directors authorized our management to pursue a sale of the Ben Sherman business.  We have engaged Financo, Ltd. as our financial advisor to assist in the transaction process. We plan to continue to operate the Ben Sherman business during the process, and although we expect to complete a sale within Fiscal 2015 no specific timetable has been set for consummation of a transaction. There can be no assurance that a transaction will take place, and our Board of Directors may consider other alternatives for the Ben Sherman business that it believes are in the best interest of shareholders.

SCHEDULE II
Oxford Industries, Inc.
Valuation and Qualifying Accounts

Column A	Column B	Column C		Column D		Column E
Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Charged to Other Accounts– Describe	Deductions– Describe		Balance at End of Period
	(In thousands)
Fiscal 2014
Deducted from asset accounts:
Accounts receivable reserves(1)	$9,684	$10,500	—	$(10,844)	(3)	$9,340
Allowance for doubtful accounts(2)	641	319	—	(210)	(4)	750
Fiscal 2013
Deducted from asset accounts:
Accounts receivable reserves(1)	$11,094	$11,245	—	$(12,655)	(3)	$9,684
Allowance for doubtful accounts(2)	1,005	(406)	—	42	(4)	641
Fiscal 2012
Deducted from asset accounts:
Accounts receivable reserves(1)	$8,429	$11,238	—	$(8,573)	(3)	$11,094
Allowance for doubtful accounts(2)	1,980	132	—	(1,107)	(4)	1,005
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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Oxford Industries, Inc.

We have audited the accompanying consolidated balance sheets of Oxford Industries, Inc. (the Company) as of January 31, 2015 and February 1, 2014, and the related consolidated statements of operations, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended January 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Oxford Industries, Inc. at January 31, 2015 and February 1, 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Oxford Industries, Inc.'s internal control over financial reporting as of January 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 30, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Atlanta, Georgia
March 30, 2015

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
Changes in and Evaluation of Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting during the fourth quarter of Fiscal 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We assessed the effectiveness of our internal control over financial reporting as of January 31, 2015. In making this assessment, management used the updated framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on this assessment, we believe that our internal control over financial reporting was effective as of January 31, 2015.
Ernst & Young LLP, our independent registered public accounting firm, has audited our internal control over financial reporting as of January 31, 2015, and its report thereon is included herein.

/s/ THOMAS C. CHUBB III	/s/ K. SCOTT GRASSMYER
Thomas C. Chubb III Chief Executive Officer and President (Principal Executive Officer)	K. Scott Grassmyer Executive Vice President—Finance, Chief Financial Officer and Controller (Principal Financial Officer)
March 30, 2015	March 30, 2015

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Oxford Industries, Inc.

We have audited Oxford Industries, Inc.’s (the Company’s) internal control over financial reporting as of January 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Oxford Industries, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Oxford Industries, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the fiscal 2014 consolidated financial statements of Oxford Industries, Inc. and our report dated March 30, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Atlanta, Georgia
March 30, 2015

Item 9B.    Other Information
On March 24, 2015, our Board of Directors, following the recommendation of our Nominating, Compensation & Governance Committee, amended our Long-Term Stock Incentive Plan (the “plan”) to:

•	eliminate certain “share recycling” provisions previously permitted under Section 3(b) of the plan;

•	delete a “reload option” feature previously permitted under Section 5(d) of the plan;

•
require a minimum one year vesting period (which is inclusive of any performance period, for performance-based awards) for employee awards granted in the form of stock options, stock appreciation rights, restricted shares or restricted share units;

•	clarify that for any performance-based restricted share units, the performance period commencement date is not necessarily required to be triggered by the grant date of such an award;

•	amend Section 15(b) of the plan to expressly prohibit the re-pricing of any stock appreciation right without the approval of shareholders; and

•	amend Section 15(b) of the plan to expressly prohibit the purchase or buyout of underwater options and stock appreciation rights without the approval of shareholders.

The amendments to the plan do not require shareholder approval. The foregoing description of the amendments to the plan is qualified in its entirety by reference to the full text of the plan, as amended and restated, which is filed as Exhibit 10.2 to this Form 10-K and is incorporated herein by reference.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance
The following table sets forth certain information concerning the members of our Board of Directors as of January 31, 2015:

Name	Principal Occupation
Thomas C. Chubb III	Mr. Chubb is our Chief Executive Officer and President.
Thomas C. Gallagher
Mr. Gallagher is Chairman and Chief Executive Officer of Genuine Parts Company, a distributor of automotive replacement parts, industrial replacement parts, office products and electrical/electronic materials.

George C. Guynn	Mr. Guynn was President and CEO of the Federal Reserve Bank of Atlanta until his retirement in 2006.
John R. Holder	Mr. Holder is Chairman and Chief Executive Officer of Holder Properties, a commercial and residential real estate development, leasing and management company.
J. Hicks Lanier	Mr. Lanier is our Chairman and was our Chief Executive Officer until his retirement in 2012.
J. Reese Lanier	Mr. Lanier was self-employed in farming and related businesses until his retirement in 2009.
Dennis M. Love	Mr. Love is Chairman and Chief Executive Officer of Printpack Inc., a manufacturer of flexible and specialty rigid packaging.
Clarence H. Smith	Mr. Smith is Chairman of the Board, President and Chief Executive Officer of Haverty Furniture Companies, Inc., a home furnishings retailer.
Clyde C. Tuggle	Mr. Tuggle is Senior Vice President and Chief Public Affairs and Communications Officer of The Coca-Cola Company.
Helen B. Weeks	Ms. Weeks founded Ballard Designs, Inc., a home furnishing catalog business, and was its Chief Executive Officer until her retirement in 2002.
E. Jenner Wood III	Mr. Wood is Chairman, President and Chief Executive Officer of the Atlanta Division of SunTrust Bank and Corporate Executive Vice President of SunTrust Banks, Inc.
The following table sets forth certain information concerning our executive officers as of January 31, 2015:

Name	Position Held
Thomas C. Chubb III	Chief Executive Officer and President
Scott A. Beaumont	CEO, Lilly Pulitzer Group
Thomas E. Campbell	Executive Vice President - Law and Administration, General Counsel and Secretary
K. Scott Grassmyer	Executive Vice President - Finance, Chief Financial Officer and Controller
J. Wesley Howard, Jr.	President, Lanier Clothes
Mark Maidment	CEO, Ben Sherman Group
Terry R. Pillow	CEO, Tommy Bahama Group
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

PART IV

Item 15.    Exhibits and Financial Statement Schedules
        (a)    1.  Financial Statements
The following consolidated financial statements are included in Part II, Item 8 of this report:

•	Consolidated Balance Sheets as of January 31, 2015 and February 1, 2014.

•	Consolidated Statements of Operations for Fiscal 2014, Fiscal 2013 and Fiscal 2012.

•	Consolidated Statements of Comprehensive Income for Fiscal 2014, Fiscal 2013 and Fiscal 2012.

•	Consolidated Statements of Shareholders' Equity for Fiscal 2014, Fiscal 2013 and Fiscal 2012.

•	Consolidated Statements of Cash Flows for Fiscal 2014, Fiscal 2013 and Fiscal 2012.

•	Notes to Consolidated Financial Statements for Fiscal 2014, Fiscal 2013 and Fiscal 2012.
                 2.     Financial Statement Schedules

•	Schedule II—Valuation and Qualifying Accounts
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

3.1	Restated Articles of Incorporation of Oxford Industries, Inc. Incorporated by reference to Exhibit 3.1 to the Company's Form 10-Q for the fiscal quarter ended August 29, 2003.
3.2	Bylaws of Oxford Industries, Inc., as amended. Incorporated by reference to Exhibit 3.2 to the Company's Form 10-K for the fiscal year ended February 1, 2014.
10.1	Executive Medical Plan. Incorporated by reference to Exhibit 10(d) to the Company's Form 10-K for the fiscal year ended June 3, 2005.†
10.2	Amended and Restated Long-Term Stock Incentive Plan, effective as of March 24, 2015.*
10.3
Form of Terms and Conditions of the Oxford Industries, Inc. Performance Share Unit Award Program for Fiscal 2012. Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on March 23, 2012.†

10.4	Form of Oxford Industries, Inc. Performance Equity Award Agreement (Fiscal 2014 Performance-Based). Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on April 4, 2014.†
10.5	Form of Oxford Industries, Inc. Restricted Stock Award Agreement. Incorporate by reference to Exhibit 10.2 to the Company's Form 8-K filed April 4, 2014.†
10.6
Earnout Agreement, dated as of December 21, 2010, by and among Oxford Industries, Inc., Sugartown Worldwide, Inc., SWI Holdings, Inc. and the other parties thereto. Incorporated by reference to Exhibit 10.20 to the Company's Form 10-K for the fiscal year ended January 29, 2011.

10.7
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
We agree to file upon request of the SEC a copy of all agreements evidencing long-term debt omitted from this report pursuant to Item 601(b)(4)(iii) of Regulation S-K.
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

Date: March 30, 2015
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Capacity	Date

	/s/ THOMAS C. CHUBB III	Chief Executive Officer and President (Principal Executive Officer) and Director
	Thomas C. Chubb III		March 30, 2015
	/s/ K. SCOTT GRASSMYER	Executive Vice President - Finance, Chief Financial Officer and Controller (Principal Financial Officer and Principal Accounting Officer)
	K. Scott Grassmyer		March 30, 2015
*
	Thomas C. Gallagher	Director	March 30, 2015
*
	George C. Guynn	Director	March 30, 2015
*
	John R. Holder	Director	March 30, 2015
*
	J. Hicks Lanier	Director	March 30, 2015
*
	J. Reese Lanier	Director	March 30, 2015
*
	Dennis M. Love	Director	March 30, 2015
*
	Clarence H. Smith	Director	March 30, 2015
*
	Clyde C. Tuggle	Director	March 30, 2015
*
	Helen B. Weeks	Director	March 30, 2015
*
	E. Jenner Wood III	Director	March 30, 2015

*By	/s/ THOMAS E. CAMPBELL
Thomas E. Campbell as Attorney-in-Fact