Form 10-Q
period 2015-05-02
OXFORD INDUSTRIES INC
filed 2015-06-10
CIK 75288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 2, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of shares outstanding
Title of each class	as of June 5, 2015
Common Stock, $1 par value	16,582,661

OXFORD INDUSTRIES, INC.
INDEX TO FORM 10-Q
For the First Quarter of Fiscal 2015

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

Our SEC filings and public announcements may include forward-looking statements about future events. Generally, the words "believe," "expect," "intend," "estimate," "anticipate," "project," "will" and similar expressions identify forward-looking statements, which are not historical in nature. We intend for all forward-looking statements contained herein, in our press releases or on our website, and all subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf, to be covered by the safe harbor provisions for forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (which Sections were adopted as part of the Private Securities Litigation Reform Act of 1995). Such statements are subject to a number of risks, uncertainties and assumptions including, without limitation, the uncertainties related to any potential sale transaction involving Ben Sherman being identified or consummated (including, among others, the timing of any transaction and the ultimate impact of any transaction on our business and operating results) and assumptions regarding the impact of economic conditions on consumer demand and spending, particularly in light of general economic uncertainty that continues to prevail, demand for our products, competitive conditions, timing of shipments requested by our wholesale customers, expected pricing levels, retention of and disciplined execution by key management, the timing and cost of store openings and of planned capital expenditures, weather, costs of products as well as the raw materials used in those products, costs of labor, acquisition and disposition activities, expected outcomes of pending or potential litigation and regulatory actions, access to capital and/or credit markets and the impact of foreign losses on our effective tax rate. Forward-looking statements reflect our current expectations, based on currently available information, and are not guarantees of performance. Although we believe that the expectations reflected in such forward-looking statements are reasonable, these expectations could prove inaccurate as such statements involve risks and uncertainties, many of which are beyond our ability to control or predict. Should one or more of these risks or uncertainties, or other risks or uncertainties not currently known to us or that we currently deem to be immaterial, materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Important factors relating to these risks and uncertainties include, but are not limited to, those described in Part I, Item 1A. Risk Factors contained in our Annual Report on Form 10-K for Fiscal 2014, as updated by Part II, Item 1A. Risk Factors in this report and those described from time to time in our future reports filed with the SEC. We caution that one should not place undue reliance on forward-looking statements, which speak only as of the date on which they are made. We disclaim any intention, obligation or duty to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

Fiscal 2016	52 weeks ending January 28, 2017
Fiscal 2015	52 weeks ending January 30, 2016
Fiscal 2014	52 weeks ended January 31, 2015
Fourth Quarter Fiscal 2015	13 weeks ending January 30, 2016
Third Quarter Fiscal 2015	13 weeks ending October 31, 2015
Second Quarter Fiscal 2015	13 weeks ending August 1, 2015
First Quarter Fiscal 2015	13 weeks ended May 2, 2015
Fourth Quarter Fiscal 2014	13 weeks ended January 31, 2015
Third Quarter Fiscal 2014	13 weeks ended November 1, 2014
Second Quarter Fiscal 2014	13 weeks ended August 2, 2014
First Quarter Fiscal 2014	13 weeks ended May 3, 2014

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OXFORD INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except par amounts)

	May 2, 2015	January 31, 2015	May 3, 2014
ASSETS
Current Assets:
Cash and cash equivalents	$8,913	$5,281	$8,568
Receivables, net	82,338	64,587	79,273
Inventories, net	114,376	120,613	105,751
Prepaid expenses, net	20,774	19,941	19,035
Deferred tax assets	25,219	24,424	21,697
Assets related to discontinued operations, net	70,620	48,123	37,816
Total current assets	322,240	282,969	272,140
Property and equipment, net	149,279	146,039	131,722
Intangible assets, net	145,902	146,135	148,805
Goodwill	17,313	17,295	17,440
Other non-current assets, net	22,911	22,529	23,432
Assets related to discontinued operations, net	—	31,747	33,668
Total Assets	$657,645	$646,714	$627,207
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$50,945	$72,785	$51,583
Accrued compensation	22,449	27,075	16,827
Income tax payable	14,697	5,282	12,099
Other accrued expenses and liabilities	29,170	24,921	25,248
Contingent consideration	—	12,500	12,294
Liabilities related to discontinued operations	18,208	17,379	13,896
Total current liabilities	135,469	159,942	131,947
Long-term debt	130,572	104,842	138,601
Other non-current liabilities	56,154	56,287	49,162
Non-current deferred income taxes	29,451	29,467	29,286
Liabilities related to discontinued operations	—	5,571	5,970
Commitments and contingencies
Shareholders’ Equity:
Common stock, $1.00 par value per share	16,583	16,478	16,455
Additional paid-in capital	120,393	119,052	114,802
Retained earnings	198,333	185,229	164,849
Accumulated other comprehensive loss	(29,310)	(30,154)	(23,865)
Total shareholders’ equity	305,999	290,605	272,241
Total Liabilities and Shareholders’ Equity	$657,645	$646,714	$627,207

See accompanying notes.

OXFORD INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share amounts)

	First Quarter Fiscal 2015	First Quarter Fiscal 2014
Net sales	$260,394	$242,566
Cost of goods sold	106,002	102,194
Gross profit	154,392	140,372
SG&A	122,680	110,840
Change in fair value of contingent consideration	—	69
Royalties and other operating income	3,770	3,270
Operating income	35,482	32,733
Interest expense, net	773	970
Earnings from continuing operations before income taxes	34,709	31,763
Income taxes	13,385	12,705
Net earnings from continuing operations	21,324	19,058
Loss from discontinued operations, net of taxes	(4,068)	(4,089)
Net earnings	$17,256	$14,969
Net earnings from continuing operations per share:
Basic	$1.30	$1.16
Diluted	$1.29	$1.16
Loss from discontinued operations, net of taxes, per share:
Basic	$(0.25)	$(0.25)
Diluted	$(0.25)	$(0.25)
Net earnings per share:
Basic	$1.05	$0.91
Diluted	$1.04	$0.91
Weighted average shares outstanding:
Basic	16,445	16,418
Diluted	16,525	16,450
Dividends declared per share	$0.25	$0.21

See accompanying notes.

OXFORD INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(in thousands)

	First Quarter Fiscal 2015	First Quarter Fiscal 2014
Net earnings	$17,256	$14,969
Other comprehensive income, net of taxes:
Foreign currency translation gain	1,236	94
Net unrealized loss on cash flow hedges	(392)	(341)
Total other comprehensive income (loss), net of taxes	844	(247)
Comprehensive income	$18,100	$14,722

See accompanying notes.

OXFORD INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	First Quarter Fiscal 2015	First Quarter Fiscal 2014
Cash Flows From Operating Activities:
Net earnings	$17,256	$14,969
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	8,906	8,512
Amortization of intangible assets	522	624
Change in fair value of contingent consideration	—	69
Amortization of deferred financing costs	96	108
Equity compensation expense	1,182	595
Deferred income taxes	(823)	(647)
Changes in working capital, net of acquisitions and dispositions:
Receivables, net	(12,512)	(14,125)
Inventories, net	12,637	15,853
Prepaid expenses, net	(2,820)	(171)
Current liabilities	(18,822)	(12,140)
Other non-current assets, net	(420)	(380)
Other non-current liabilities	(131)	(716)
Net cash provided by operating activities	5,071	12,551
Cash Flows From Investing Activities:
Purchases of property and equipment	(11,907)	(6,704)
Net cash used in investing activities	(11,907)	(6,704)
Cash Flows From Financing Activities:
Repayment of revolving credit arrangements	(81,697)	(85,099)
Proceeds from revolving credit arrangements	108,492	85,407
Payment of contingent consideration	(12,500)	(2,500)
Proceeds from issuance of common stock, including excess tax benefits	263	228
Dividends paid	(4,153)	(3,463)
Net cash provided by (used in) financing activities	10,405	(5,427)
Net change in cash and cash equivalents	3,569	420
Effect of foreign currency translation on cash and cash equivalents	63	(335)
Cash and cash equivalents at the beginning of year	5,281	8,483
Cash and cash equivalents at the end of the period	$8,913	$8,568
Supplemental disclosure of cash flow information:
Cash paid for interest, net	$716	$969
Cash paid for income taxes	$4,340	$8,112

See accompanying notes.

OXFORD INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FIRST QUARTER OF FISCAL 2015

1.
Basis of Presentation:  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial reporting and the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  We believe the accompanying unaudited condensed consolidated financial statements reflect all normal, recurring adjustments that are necessary for a fair presentation of our financial position and results of operations as of the dates and for the periods presented.  Results of operations for the interim periods presented are not necessarily indicative of results to be expected for our full fiscal year.  The significant accounting policies applied during the interim periods presented are consistent with the significant accounting policies described in our Annual Report on Form 10-K for Fiscal 2014.

Unless otherwise indicated, all references to assets, liabilities, revenues and expenses in these financial statements reflect continuing operations and exclude any amounts related to the discontinued operations of our Ben Sherman operating group, as discussed in Note 4.

2.
Operating Group Information:   Our business is primarily operated through our Tommy Bahama, Lilly Pulitzer, and Lanier Clothes operating groups, each of which is described in our Annual Report on Form 10-K for Fiscal 2014. We identify our operating groups based on the way our management organizes the components of our business for purposes of allocating resources and assessing performance. Our operating group structure reflects a brand-focused management approach, emphasizing operational coordination and resource allocation across each brand's direct to consumer, wholesale and licensing operations. The tables below present certain information (in thousands) about our operating groups, as well as Corporate and Other, which is a reconciling category for reporting purposes. Beginning with the First Quarter of Fiscal 2015, amounts associated with our Ben Sherman operations are classified as discontinued operations and held for sale and therefore are excluded from the tables below.

	First Quarter Fiscal 2015	First Quarter Fiscal 2014
Net sales
Tommy Bahama	$172,669	$158,359
Lilly Pulitzer	58,978	50,371
Lanier Clothes	26,172	28,746
Corporate and Other	2,575	5,090
Total net sales	$260,394	$242,566

Depreciation and amortization
Tommy Bahama	$6,921	$6,659
Lilly Pulitzer	1,281	1,054
Lanier Clothes	110	67
Corporate and Other	450	631
Total depreciation and amortization	$8,762	$8,411

Operating income (loss)
Tommy Bahama	$20,775	$19,862
Lilly Pulitzer	17,742	14,800
Lanier Clothes	2,140	2,738
Corporate and Other	(5,175)	(4,667)
Total operating income	$35,482	$32,733
Interest expense, net	773	970
Earnings from continuing operations before income taxes	$34,709	$31,763

3.
Accumulated Other Comprehensive Loss: The following tables detail the changes in our accumulated other comprehensive loss by component (in thousands), net of related income taxes, for the periods specified:

First Quarter Fiscal 2015	Foreign currency translation gain (loss)	Net unrealized gain (loss) on cash flow hedges	Accumulated other comprehensive income (loss)
Beginning balance	$(30,900)	$746	$(30,154)
Total other comprehensive income, net of taxes	1,236	(392)	844
Ending balance	$(29,664)	$354	$(29,310)

First Quarter Fiscal 2014	Foreign currency translation gain (loss)	Net unrealized gain (loss) on cash flow hedges	Accumulated other comprehensive income (loss)
Beginning balance	$(23,283)	$(335)	$(23,618)
Total other comprehensive income, net of taxes	94	(341)	(247)
Ending balance	$(23,189)	$(676)	$(23,865)

4.
Discontinued Operations: On March 24, 2015, our Board of Directors authorized our management to pursue a sale of the Ben Sherman business.  We have engaged Financo, Ltd. as our financial advisor to assist in the transaction process. We plan to operate the Ben Sherman business during the process, and although we expect to complete a sale during Fiscal 2015, no specific timetable has been set for consummation of a transaction. There can be no assurance that a transaction will take place, and our Board of Directors may consider other alternatives for the Ben Sherman business that it believes are in the best interest of shareholders. We considered the criteria for assets and liabilities to be classified as held for sale and determined that the criteria for held for sale was met as of March 24, 2015. Additionally, we considered the criteria for qualification as discontinued operations and determined the criteria for discontinued operations was met as of March 24, 2015 as well.

We have not classified as discontinued operations any corporate or shared service expenses historically charged to Ben Sherman which we determined may not be eliminated as a result of the disposal of Ben Sherman. This approach to recognize these expenses as continuing operations in Corporate and Other reflects the uncertainty of whether there will be a reduction in such corporate or shared service expenses in the future as a result of any sale of Ben Sherman. At the time that a group of assets is classified as held for sale, which occurred on March 24, 2015 for Ben Sherman, we cease depreciation and amortization on the assets, even if the disposal group is still generating revenues. Discontinued operations includes only interest directly attributable to the discontinued operations. Income taxes for discontinued operations reflect the residual income tax after calculating the income taxes for continuing operations, excluding the discontinued operations.

The following represents major classes of assets and liabilities related to the discontinued operations included in our consolidated balance sheets as of the following dates (in thousands):

	May 2, 2015	January 31, 2015	May 3, 2014
Receivables, net	$9,158	$14,517	$10,369
Inventories, net	21,535	27,602	22,508
Other current assets, net	8,058	6,004	4,939
Property and equipment, net	8,946	9,037	8,057
Intangible assets, net	21,910	21,635	24,394
Other non-current assets, net	1,013	1,075	1,217
Total assets	$70,620	$79,870	$71,484

Accounts payable	$5,174	$8,071	$3,621
Other accrued expenses and liabilities	2,136	5,182	6,893
Short-term debt	5,259	4,126	3,382
Non-current liabilities	1,848	1,826	1,675
Deferred income taxes	3,791	3,745	4,295
Total liabilities	$18,208	$22,950	$19,866

Net assets	$52,412	$56,920	$51,618
Operating results of the discontinued operations are shown below (in thousands):

	First Quarter Fiscal 2015	First Quarter Fiscal 2014
Net sales	$14,976	$15,083
Cost of goods sold	8,590	8,127
Gross profit	6,386	6,956
SG&A	11,736	12,391
Royalties and other operating income	1,130	1,171
Operating loss	(4,220)	(4,264)
Interest expense, net	72	103
Loss from discontinued operations before income taxes	(4,292)	(4,367)
Income taxes	(224)	(278)
Loss from discontinued operations, net of taxes	$(4,068)	$(4,089)
Certain information pertaining to depreciation, amortization and capital expenditures of our discontinued operations has been included below (in thousands):

	First Quarter Fiscal 2015	First Quarter Fiscal 2014
Depreciation (1)	$639	$674
Amortization (1)	$28	$51
Capital expenditures	$427	$358
(1) For Fiscal 2015, amounts reflect expense recognized prior to classification as held for sale, which occurred on March 24, 2015. No expense for depreciation or amortization was recognized subsequent to qualifying as held for sale.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and the notes to the unaudited condensed consolidated financial statements contained in this report and the consolidated financial statements, notes to consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for Fiscal 2014.

OVERVIEW

We generate revenues and cash flow primarily through our design, sourcing, marketing and distribution of branded apparel products bearing the trademarks of our owned lifestyle brands, as well as certain licensed and private label apparel products. We distribute our products through our direct to consumer distribution channels, including our retail stores, e-commerce sites and restaurants, and our wholesale distribution channel, which includes department stores, specialty stores, national chains, warehouse clubs, mass merchants and Internet retailers. In Fiscal 2014, more than 95% of our consolidated net sales, excluding the net sales of our discontinued operations, were to customers located in the United States, with the sales outside the United States primarily being sales of our Tommy Bahama products in Canada and the Asia-Pacific region. We source substantially all of our products through third party manufacturers located outside of the United States.

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

We operate in highly competitive domestic and international markets in which numerous apparel firms compete. No single apparel firm or small group of apparel firms dominates the apparel industry and our competitors vary by operating group and distribution channel. We believe that the principal competitive factors in the apparel industry are the reputation, value and image of brand names; design; consumer preference; price; quality; marketing; and customer service. Our ability to compete successfully in design and marketing is directly related to our proficiency in foreseeing changes and trends in fashion and consumer preference, and presenting appealing products for consumers. In some instances, a retailer that is our customer may compete with us by offering certain of its own or other competitors' products in its retail stores.

The apparel industry is cyclical and dependent upon the overall level of discretionary consumer spending, which changes as regional, domestic and international economic conditions change. Often, negative economic conditions have a longer and more severe impact on the apparel industry than these conditions have on other industries. We believe that the global economic conditions and economic uncertainty that have prevailed in recent years continue to impact our operating groups and the apparel industry as a whole, contributing to an apparel retail environment that has become increasingly more promotional. Additionally, in recent years our operations have been impacted by pricing pressures on raw materials, transportation, labor and other costs necessary for the production and sourcing of apparel products, most of which appear to be permanent cost increases.

We believe that our Tommy Bahama® and Lilly Pulitzer® lifestyle brands have significant opportunities for long-term growth in their direct to consumer businesses through expansion of retail store operations, as we add additional retail store locations and increase comparable store sales, and higher sales in e-commerce operations, which are likely to grow at a faster rate than comparable brick and mortar retail store sales. We also believe that these lifestyle brands provide an opportunity for moderate sales increases in their wholesale businesses in the long-term primarily from current customers adding to their existing door count and the selective addition of new wholesale customers who generally follow a full-price retail model. We believe that we must continue to invest in our Tommy Bahama and Lilly Pulitzer lifestyle brands in order to take advantage of their long-term growth opportunities. Investments include capital expenditures primarily related to the direct to consumer operations such as retail store and restaurant build-out and remodels, technology enhancements and distribution center and administrative office expansion initiatives, as well as increased employment, advertising and other costs in key functions to support the ongoing business operations and fuel future net sales growth. We expect that the investments may continue to put downward pressure on our operating margins in the near future until we have sufficient sales to leverage the additional operating costs.

We believe that there are opportunities for modest sales growth for Lanier Clothes through new product programs. We also believe that the tailored clothing environment will continue to be very challenging, which we believe will negatively impact net sales, operating income and operating margin, particularly in the near term.

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
The following table sets forth our consolidated operating results from continuing operations (in thousands, except per share amounts) for the First Quarter of Fiscal 2015 compared to the First Quarter of Fiscal 2014:

	First Quarter of Fiscal 2015	First Quarter of Fiscal 2014
Net sales	$260,394	$242,566
Operating income	$35,482	$32,733
Net earnings from continuing operations	$21,324	$19,058
Net earnings from continuing operations per diluted share	$1.29	$1.16

The primary reasons for the higher net earnings from continuing operations in the First Quarter of Fiscal 2015 were higher operating income in Lilly Pulitzer and Tommy Bahama, partially offset by lower operating income in Lanier Clothes and a larger operating loss in Corporate and Other, each as discussed below.

Discontinued operations

On March 24, 2015, our Board of Directors authorized our management to pursue a sale of the Ben Sherman business.  We have engaged Financo, Ltd. as our financial advisor to assist in the transaction process. We plan to operate the Ben Sherman business during the process, and although we expect to complete a sale during Fiscal 2015, no specific timetable has been set for consummation of a transaction. There can be no assurance that a transaction will take place, and our Board of Directors may consider other alternatives for the Ben Sherman business that it believes are in the best interest of shareholders. We considered the criteria for assets and liabilities to be classified as held for sale and determined that the criteria for held for sale with respect to the Ben Sherman business was met as of March 24, 2015. Additionally, we considered the criteria for qualification as discontinued operations and determined the criteria for discontinued operations was met as of March 24, 2015 as well.

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

RESULTS OF OPERATIONS

FIRST QUARTER OF FISCAL 2015 COMPARED TO FIRST QUARTER OF FISCAL 2014

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

	First Quarter Fiscal 2015		First Quarter Fiscal 2014		$ Change	% Change
Net sales	$260,394	100.0%	$242,566	100.0%	$17,828	7.3%
Cost of goods sold	106,002	40.7%	102,194	42.1%	3,808	3.7%
Gross profit	154,392	59.3%	140,372	57.9%	14,020	10.0%
SG&A	122,680	47.1%	110,840	45.7%	11,840	10.7%
Change in fair value of contingent consideration	—	—%	69	—%	(69)	(100.0)%
Royalties and other operating income	3,770	1.4%	3,270	1.3%	500	15.3%
Operating income	35,482	13.6%	32,733	13.5%	2,749	8.4%
Interest expense, net	773	0.3%	970	0.4%	(197)	(20.3)%
Earnings from continuing operations before income taxes	34,709	13.3%	31,763	13.1%	2,946	9.3%
Income taxes	13,385	5.1%	12,705	5.2%	680	5.4%
Net earnings from continuing operations	$21,324	8.2%	$19,058	7.9%	$2,266	11.9%
Loss from discontinued operations, net of taxes	(4,068)	NM	(4,089)	NM	$21	0.5%
Net earnings	$17,256	NM	$14,969	NM	$2,287	15.3%

The discussion and tables below compare certain line items included in our statements of operations for the First Quarter of Fiscal 2015 to the First Quarter of Fiscal 2014. Each dollar and percentage change provided reflects the change between these periods unless indicated otherwise. Each dollar and share amount included in the tables is in thousands except for per share amounts. Individual line items of our consolidated statements of operations may not be directly comparable to those of our competitors, as classification of certain expenses may vary by company.

Unless otherwise indicated, all references to assets, liabilities, revenues and expenses in this report reflect continuing operations and exclude any amounts related to the discontinued operations of our Ben Sherman operating group, as discussed in Note 4 in our condensed consolidated financial statements included in this report.

Net Sales

	First Quarter Fiscal 2015	First Quarter Fiscal 2014	$ Change	% Change
Tommy Bahama	$172,669	$158,359	$14,310	9.0%
Lilly Pulitzer	58,978	50,371	8,607	17.1%
Lanier Clothes	26,172	28,746	(2,574)	(9.0)%
Corporate and Other	2,575	5,090	(2,515)	(49.4)%
Total net sales	$260,394	$242,566	$17,828	7.3%

Consolidated net sales increased $17.8 million, or 7.3%, in the First Quarter of Fiscal 2015 compared to the First Quarter of Fiscal 2014 reflecting net sales changes in each operating group, as discussed below. The following table presents the proportion of our consolidated net sales by distribution channel for each period presented:

	First Quarter Fiscal 2015	First Quarter Fiscal 2014
Full-price retail stores and outlets	39%	37%
E-commerce	12%	10%
Restaurant	8%	8%
Wholesale	41%	45%
Total	100%	100%

Tommy Bahama:

The Tommy Bahama net sales increase of $14.3 million, or 9.0%, was primarily driven by (1) an incremental net sales increase of $7.0 million associated with the operation of additional full-price retail and outlet stores, (2) a $5.6 million, or 8%, increase in comparable store sales, which includes full-price retail stores and full-price e-commerce sales, to $78.0 million in the First Quarter of Fiscal 2015 from $72.3 million in the First Quarter of Fiscal 2014, and (3) a $2.0 million increase in restaurant sales. These increases in net sales were partially offset by a $0.4 million decrease in net sales in outlet stores which were operated during all of Fiscal 2014 and Fiscal 2015, while wholesale sales were generally comparable in each period.

As of May 2, 2015, we operated 156 Tommy Bahama stores globally, consisting of 100 full-price retail stores, 15 restaurant-retail locations and 41 outlet stores. As of May 3, 2014 we operated 141 Tommy Bahama stores consisting of 91 full-price retail stores, 14 restaurant-retail locations and 36 outlet stores. The following table presents the proportion of net sales by distribution channel for Tommy Bahama for each period presented:

	First Quarter Fiscal 2015	First Quarter Fiscal 2014
Full-price retail stores and outlets	47%	47%
E-commerce	12%	10%
Restaurant	12%	12%
Wholesale	29%	31%
Total	100%	100%

Lilly Pulitzer:

The Lilly Pulitzer net sales increase of $8.6 million, or 17.1%, was primarily a result of (1) a $4.5 million, or 20%, increase in comparable store sales to $27.7 million in the First Quarter of Fiscal 2015 compared to $23.2 million in the First Quarter of Fiscal 2014, (2) an incremental net sales increase of $2.3 million associated with retail stores opened in Fiscal 2014 and Fiscal 2015 and (3) a $1.9 million increase in wholesale sales during the First Quarter of Fiscal 2015. As of May 2, 2015, we operated 30 Lilly Pulitzer retail stores compared to 26 retail stores as of May 3, 2014. The following table presents the proportion of net sales by distribution channel for Lilly Pulitzer for each period presented:

	First Quarter Fiscal 2015	First Quarter Fiscal 2014
Full-price retail stores	33%	31%
E-commerce	20%	18%
Wholesale	47%	51%
Total	100%	100%

Lanier Clothes:

The decrease in net sales for Lanier Clothes of $2.6 million, or 9.0%, was due to a $3.4 million decrease in net sales in the branded business and certain private label programs partially offset by an increase in a private label pants program for a warehouse club. The lower sales in the branded business and certain private label programs were primarily due to the exit from certain replenishment and other programs.

Corporate and Other:

Corporate and Other net sales in each period primarily consist of the net sales of our Oxford Golf business and our Lyons, Georgia distribution center as well as the impact of the elimination of inter-company sales between operating groups. The decrease in sales in the First Quarter of Fiscal 2015 was primarily due to a reduction in Oxford Golf's private label sales.

Gross Profit

The table below presents gross profit by operating group and in total for the First Quarter of Fiscal 2015 and the First Quarter of Fiscal 2014 as well as the change between those two periods. Our gross profit and gross margin, which is calculated as gross profit divided by net sales, may not be directly comparable to those of our competitors, as statement of operations classification of certain expenses may vary by company.

	First Quarter Fiscal 2015	First Quarter Fiscal 2014	$ Change	% Change
Tommy Bahama	$105,233	$96,766	$8,467	8.7%
Lilly Pulitzer	40,105	33,183	6,922	20.9%
Lanier Clothes	7,446	8,345	(899)	(10.8)%
Corporate and Other	1,608	2,078	(470)	(22.6)%
Total gross profit	$154,392	$140,372	$14,020	10.0%
LIFO (credit) charge included in Corporate and Other	$(330)	$121

The increase in consolidated gross profit was primarily driven by higher net sales as discussed above. In addition to the impact of the changes in net sales, gross profit on a consolidated basis and for each operating group was impacted by the change in sales mix and gross margin within each operating group, as discussed below. The table below presents gross margin by operating group and in total for the First Quarter of Fiscal 2015 and First Quarter of Fiscal 2014.

	First Quarter Fiscal 2015	First Quarter Fiscal 2014
Tommy Bahama	60.9%	61.1%
Lilly Pulitzer	68.0%	65.9%
Lanier Clothes	28.5%	29.0%
Corporate and Other	NM	NM
Consolidated gross margin	59.3%	57.9%

On a consolidated basis, gross margin increased from the First Quarter of Fiscal 2014, primarily as a result of (1) Tommy Bahama and Lilly Pulitzer representing a greater proportion of consolidated net sales, (2) direct to consumer sales representing a greater proportion of consolidated net sales, (3) improved gross margins in Lilly Pulitzer and (4) the net favorable impact of LIFO accounting as compared to the prior period.

Tommy Bahama:

Tommy Bahama's gross margin in the First Quarter of Fiscal 2015 was comparable to gross margin in the First Quarter of Fiscal 2014. The comparable gross margin reflected slightly lower gross margins in both the wholesale and direct to consumer channels of distribution, which offset the favorable impact of a change in sales mix with direct to consumer sales representing a greater proportion of net sales. The lower gross margin in the wholesale business was primarily a result of a greater proportion of wholesale sales being off-price sales and more significant discounts, while the lower direct to consumer gross margin was primarily due to a greater proportion of sales in the quarter occurring in connection with Tommy Bahama's Friends and Family and loyalty card events.

Lilly Pulitzer:

The increase in gross margin for Lilly Pulitzer was primarily driven by (1) a change in sales mix towards the direct to consumer channel of distribution, which typically has higher gross margins than the wholesale channel of distribution, (2) higher gross margin in the direct to consumer channel of distribution business and (3) fewer off-price sales in the current year.

Lanier Clothes:

The decrease in gross margin for Lanier Clothes was primarily due to a change in sales mix with private label programs, which generally have lower gross margins than branded product programs, representing a greater proportion of net sales of Lanier Clothes.

Corporate and Other:

The gross profit in Corporate and Other in each period primarily reflects (1) the gross profit of our Oxford Golf and Lyons, Georgia distribution center operations, (2) the impact of LIFO accounting adjustments and (3) the impact of certain consolidating adjustments, including the elimination of inter-company sales between operating groups. The lower gross profit for Corporate and Other in the First Quarter of Fiscal 2015 was primarily due to the impact of lower sales partially offset by the net favorable impact of LIFO accounting. LIFO accounting resulted in a credit of $0.3 million in the First Quarter of Fiscal 2015 compared to a charge of $0.1 million in the First Quarter of Fiscal 2014.

SG&A

	First Quarter Fiscal 2015	First Quarter Fiscal 2014	$ Change	% Change
SG&A	$122,680	$110,840	$11,840	10.7%
SG&A as % of net sales	47.1%	45.7%
Amortization of intangible assets included in Tommy Bahama associated with Tommy Bahama Canada acquisition	$394	$443

The increase in SG&A was primarily due to (1) costs to support the growing Tommy Bahama and Lilly Pulitzer businesses, including increased infrastructure costs and advertising expense, (2) $4.3 million of incremental costs in the First Quarter of Fiscal 2015 associated with additional Tommy Bahama retail stores and restaurants and Lilly Pulitzer stores and (3) $2.2 million of increased incentive compensation in the First Quarter of Fiscal 2015.

SG&A included $0.5 million of amortization of intangible assets in the First Quarter of Fiscal 2015 compared to $0.6 million in the First Quarter of Fiscal 2014. We anticipate that amortization of intangible assets for Fiscal 2015 will be approximately $2.0 million, with approximately $1.6 million of the amortization related to amortization of the intangible assets acquired as part of the Tommy Bahama Canada acquisition.

Royalties and other operating income

	First Quarter Fiscal 2015	First Quarter Fiscal 2014	$ Change	% Change
Royalties and other operating income	$3,770	$3,270	$500	15.3%

Royalties and other operating income in the First Quarter of Fiscal 2015 primarily reflect income received from third parties from the licensing of our Tommy Bahama and Lilly Pulitzer brands. The $0.5 million increase in royalties and other income was due to increased royalty income for both Tommy Bahama and Lilly Pulitzer.

Operating income (loss)

	First Quarter Fiscal 2015	First Quarter Fiscal 2014	$ Change	% Change
Tommy Bahama	$20,775	$19,862	$913	4.6%
Lilly Pulitzer	17,742	14,800	2,942	19.9%
Lanier Clothes	2,140	2,738	(598)	(21.8)%
Corporate and Other	(5,175)	(4,667)	(508)	(10.9)%
Total operating income	$35,482	$32,733	$2,749	8.4%
LIFO (credit) charge included in Corporate and Other	$(330)	$121
Amortization of intangible assets included in Tommy Bahama associated with Tommy Bahama Canada acquisition	$394	$443
Change in fair value of contingent consideration included in Lilly Pulitzer	$—	$69

The increase in operating income was primarily due to the higher operating income in Lilly Pulitzer and Tommy Bahama, partially offset by lower operating income in Lanier Clothes and a higher operating loss in Corporate and Other. Changes in operating income (loss) by operating group are discussed below.

Tommy Bahama:

	First Quarter Fiscal 2015	First Quarter Fiscal 2014	$ Change	% Change
Net sales	$172,669	$158,359	$14,310	9.0%
Gross margin	60.9%	61.1%
Operating income	$20,775	$19,862	$913	4.6%
Operating income as % of net sales	12.0%	12.5%
Amortization of intangible assets included in Tommy Bahama associated with Tommy Bahama Canada acquisition	$394	$443

The increase in operating income for Tommy Bahama was primarily due to the higher sales and royalty income, partially offset by higher SG&A. The higher SG&A reflects (1) higher costs to support the growing Tommy Bahama business, including infrastructure costs and advertising expenses, and (2) $3.5 million of incremental SG&A associated with the cost of operating additional retail stores and restaurants, including set-up costs associated with new stores and restaurants.

Lilly Pulitzer:

	First Quarter Fiscal 2015	First Quarter Fiscal 2014	$ Change	% Change
Net sales	$58,978	$50,371	$8,607	17.1%
Gross margin	68.0%	65.9%
Operating income	$17,742	$14,800	$2,942	19.9%
Operating income as % of net sales	30.1%	29.4%
Change in fair value of contingent consideration included in Lilly Pulitzer	$—	$69

The increase in operating income in Lilly Pulitzer was primarily due to the higher net sales and gross margin. These items were partially offset by increased SG&A. The increased SG&A was primarily associated with (1) higher costs to support the growing business, reflecting increased infrastructure costs and advertising expense, (2) $1.0 million of higher incentive compensation and (3) $0.9 million of incremental SG&A associated with the cost of operating additional retail stores.

Lanier Clothes:

	First Quarter Fiscal 2015	First Quarter Fiscal 2014	$ Change	% Change
Net sales	$26,172	$28,746	$(2,574)	(9.0)%
Gross margin	28.5%	29.0%
Operating income	$2,140	$2,738	$(598)	(21.8)%
Operating income as % of net sales	8.2%	9.5%

The lower operating income for Lanier Clothes was primarily due to the reduction in net sales.

Corporate and Other:

	First Quarter Fiscal 2015	First Quarter Fiscal 2014	$ Change	% Change
Net sales	$2,575	$5,090	$(2,515)	(49.4)%
Operating loss	$(5,175)	$(4,667)	$(508)	(10.9)%
LIFO (credit) charge included in Corporate and Other	$(330)	$121

The lower operating results in Corporate and Other were primarily due to the lower net sales in Oxford Golf, which was partially offset by the net favorable impact of LIFO accounting in the First Quarter of Fiscal 2015 compared to the First Quarter of Fiscal 2014.

Interest expense, net

	First Quarter Fiscal 2015	First Quarter Fiscal 2014	$ Change	% Change
Interest expense, net	$773	$970	$(197)	(20.3)%

Interest expense for the First Quarter of Fiscal 2015 decreased from the prior year primarily due to lower average borrowings outstanding during the First Quarter of Fiscal 2015 compared to the First Quarter of Fiscal 2014.

Income taxes

	First Quarter Fiscal 2015	First Quarter Fiscal 2014	$ Change	% Change
Income taxes	$13,385	$12,705	$680	5.4%
Effective tax rate	38.6%	40.0%

Income tax expense for the First Quarter of Fiscal 2015 increased, reflecting higher earnings partially offset by a lower effective tax rate. The lower effective tax rate in the First Quarter of Fiscal 2015 compared to the First Quarter of Fiscal 2014 primarily resulted from higher domestic earnings and modest reductions in foreign losses. Our expected effective tax rate for the full year of Fiscal 2015 is expected to generally be comparable to the effective tax rate incurred in the First Quarter of Fiscal 2015.

Net earnings from continuing operations

	First Quarter Fiscal 2015	First Quarter Fiscal 2014
Net earnings from continuing operations	$21,324	$19,058
Net earnings from continuing operations per diluted share	$1.29	$1.16
Weighted average shares outstanding - diluted	16,525	16,450

The primary reasons for the higher net earnings from continuing operations in the First Quarter of Fiscal 2015 were higher operating income in Lilly Pulitzer and Tommy Bahama, partially offset by lower operating income in Lanier Clothes and a larger operating loss in Corporate and Other, each as discussed above.

Discontinued operations

	First Quarter Fiscal 2015	First Quarter Fiscal 2014	$ Change	% Change
Net sales	$14,976	$15,083	$(107)	(0.7)%
Gross margin	42.6%	46.1%
Operating loss	$(4,220)	$(4,264)	$44	1.0%
Loss from discontinued operations, net of taxes	$(4,068)	$(4,089)	$21	0.5%

Operating results for Ben Sherman were comparable for the First Quarter of Fiscal 2015 and the First Quarter of Fiscal 2014. Net sales were comparable, reflecting increased direct to consumer sales primarily resulting from the operation of additional outlet stores and increased e-commerce sales which were offset by a $1.2 million unfavorable impact on sales from foreign currency translation as a result of the United States dollar being 9% stronger than the prior year. The lower gross margin primarily resulted from greater discounts on off-price sales and additional markdowns on prior season inventory still on hand.

SG&A was lower than the prior year primarily as a result of the impact of foreign currency translation and ceasing depreciation and amortization once the the Ben Sherman assets were classified as held for sale. These reductions in SG&A were partially offset by the cost of operating additional Ben Sherman outlets in the First Quarter of Fiscal 2015. A stronger United States dollar, as compared to the First Quarter of Fiscal 2014, resulted in a reduction in each individual line item of the Ben Sherman statement of operations when translating foreign currency amounts into United States dollars for financial reporting purposes, although actual amounts realized in foreign currencies may not have decreased. See Note 4 in our condensed consolidated financial statements in this report for further information about our discontinued operations.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Our primary source of revenue and cash flow is the sale and distribution of apparel and other related products through our direct to consumer and wholesale channels of distribution. Our primary uses of cash flow include the purchase of products in the operation of our business, as well as operating expenses including employee compensation and benefits, occupancy-related costs, marketing and advertising costs, other general and administrative expenses and the payment of periodic interest payments related to our financing arrangements. Additionally, we use cash for the funding of capital expenditures and dividends and repayment of indebtedness. In the ordinary course of business, we maintain certain levels of inventory and extend credit to our wholesale customers. Thus, we require a certain amount of working capital to operate our business. If cash inflows are less than cash outflows, we have access to amounts under our revolving credit agreement, subject to its terms, each of which is described below. We may seek to finance future capital investment programs through various methods, including, but not limited to, cash flow from operations, borrowings under our current or additional credit facilities, sales of debt or equity securities and cash on hand.

As of May 2, 2015, we had $8.9 million of cash and cash equivalents on hand, with $130.6 million of borrowings outstanding and $98.5 million of availability under our U.S. Revolving Credit Agreement. We believe our balance sheet and anticipated positive cash flow from operating activities in the future provide us with ample opportunity to continue to invest in our brands and our direct to consumer initiatives in future periods.

Key Liquidity Measures

($ in thousands)	May 2, 2015	January 31, 2015	May 3, 2014	February 2, 2014
Total current assets	$322,240	$282,969	$272,140	$271,032
Total current liabilities	$135,469	$159,942	$131,947	$133,046
Working capital	$186,771	$123,027	$140,193	$137,986
Working capital ratio	2.38	1.77	2.06	2.04
Debt to total capital ratio	30%	27%	34%	35%

Our working capital ratio is calculated by dividing total current assets by total current liabilities. Current assets increased from May 3, 2014 to May 2, 2015 primarily due to (1) the classification of all assets related to discontinued operations as current assets as of May 2, 2015, whereas $33.7 million of assets related to discontinued operations were classified as non-current as of May 3, 2014, and (2) higher inventories. Current liabilities increased reflecting (1) the classification of all liabilities related to discontinued operations as current liabilities as of May 2, 2015, whereas $6.0 million of liabilities related to discontinued operations were classified as non-current as of May 3, 2014, (2) an increase in accrued compensation of $5.6 million, (3) an increase in other accrued expenses and liabilities of $3.9 million and (4) an increase in income tax payable of $2.6 million. These increases in current liabilities were partially offset by the $12.3 million reduction of contingent consideration. Changes in working capital accounts are discussed below.

For the ratio of debt to total capital, debt is defined as short-term and long-term debt included in continuing operations, and total capital is defined as debt plus shareholders' equity. Debt was $130.6 million at May 2, 2015 and $138.6 million at May 3, 2014, while shareholders’ equity was $306.0 million at May 2, 2015 and $272.2 million at May 3, 2014. The decrease in debt primarily resulted from the $87.9 million of cash flows from operating activities during the period from May 3, 2014 to May 2, 2015, partially offset by the following uses of cash during the twelve months ended May 2, 2015: (1) $55.6 million of capital expenditures, (2) $14.6 million of dividends paid on our common stock and (3) $12.5 million of payments related to the Lilly Pulitzer contingent consideration arrangement. Shareholders' equity increased from May 3, 2014, primarily as a result of net earnings and the impact of shares issued pursuant to our stock plans less dividends paid and the change in accumulated other comprehensive income during that period. Our debt levels and ratio of debt to total capital in future periods may not be comparable to historical amounts as we continue to assess, and possibly make changes to, our capital structure. Changes in our capital structure in the future, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Balance Sheet

The following tables set forth certain information included in our consolidated balance sheets (in thousands). Below each table are explanations for any significant changes in the balances from May 3, 2014 to May 2, 2015.

Current Assets:

	May 2, 2015	January 31, 2015	May 3, 2014	February 2, 2014
Cash and cash equivalents	$8,913	$5,281	$8,568	$8,483
Receivables, net	82,338	64,587	79,273	61,325
Inventories, net	114,376	120,613	105,751	117,090
Prepaid expenses, net	20,774	19,941	19,035	19,030
Deferred tax assets	25,219	24,424	21,697	20,375
Assets related to discontinued operations, net	70,620	48,123	37,816	44,729
Total current assets	$322,240	$282,969	$272,140	$271,032

Cash and cash equivalents as of May 2, 2015 and May 3, 2014 include typical cash amounts maintained on an ongoing basis in our operations, which generally ranges from $5 million to $10 million at any given time. Any excess cash is typically used to repay amounts outstanding under our revolving credit agreements.

The increase in receivables, net as of May 2, 2015 was primarily a result of higher wholesale sales in the last two months of the First Quarter of Fiscal 2015 as well as higher credit card receivables as compared to the prior year. Inventories, net as of May 2, 2015 increased from May 3, 2014 primarily as a result of increased inventories to support anticipated sales increases, particularly in our direct to consumer channels of distribution, in the Second Quarter of Fiscal 2015 as compared to the Second Quarter of Fiscal 2014. The increase in prepaid expenses, net at May 2, 2015 from May 3, 2014 was primarily due to an increase in prepaid taxes as well as the growth in our business and the timing of payment and recognition of the related expense for certain prepaid items.

Deferred tax assets increased from May 3, 2014 primarily reflecting the impact of higher incentive compensation amounts and a change in timing differences associated with inventory, due in part to a significant LIFO accounting charge in the Fourth Quarter of Fiscal 2014. The increase in current assets related to discontinued operations, net was primarily due to the classification of all assets related to discontinued operations as current assets as of May 2, 2015, whereas $33.7 million of assets related to discontinued operations were classified as non-current as of May 3, 2014. Classification as current assets as of May 2, 2015 reflects our expectation that all assets related to the discontinued operations will be converted to cash within twelve months from the balance sheet date.

Non-current Assets:

	May 2, 2015	January 31, 2015	May 3, 2014	February 2, 2014
Property and equipment, net	$149,279	$146,039	$131,722	$133,321
Intangible assets, net	145,902	146,135	148,805	149,169
Goodwill	17,313	17,295	17,440	17,399
Other non-current assets, net	22,911	22,529	23,432	23,121
Assets related to discontinued operations, net	—	31,747	33,668	33,263
Total non-current assets	$335,405	$363,745	$355,067	$356,273

The increase in property and equipment, net at May 2, 2015 from May 3, 2014 primarily reflects capital expenditures in the twelve months ended May 2, 2015 partially offset by depreciation expense subsequent to May 3, 2014 as well as the impact of changes in foreign currency exchange rates during that period. The decrease in intangible assets, net at May 2, 2015 was primarily due to the amortization of intangible assets subsequent to May 3, 2014, as well as the impact of foreign currency exchange rates on certain intangible assets. The decrease in non-current assets related to discontinued operations as of May 2, 2015 was due to classification of all assets related to discontinued operations as current assets as of the balance sheet date, as discussed above.

Liabilities:

	May 2, 2015	January 31, 2015	May 3, 2014	February 2, 2014
Total current liabilities	$135,469	$159,942	$131,947	$133,046
Long-term debt	130,572	104,842	138,601	137,592
Non-current contingent consideration	—	—	—	12,225
Other non-current liabilities	56,154	56,287	49,162	49,811
Non-current deferred income taxes	29,451	29,467	29,286	28,016
Non-current liabilities related to discontinued operations	—	5,571	5,970	6,452
Total liabilities	$351,646	$356,109	$354,966	$367,142

Current liabilities increased reflecting (1) the classification of all liabilities related to discontinued operations as current liabilities as of May 2, 2015, whereas $6.0 million of liabilities related to discontinued operations were classified as non-current as of May 3, 2014, based on our expectation that all liabilities related to discontinued operations will be satisfied within twelve months from the balance sheet date, (2) an increase in accrued compensation of $5.6 million, with the majority of that increase related to Lilly Pulitzer, (3) an increase in other accrued expenses and liabilities of $3.9 million, primarily reflecting increased outstanding gift card amounts, anticipated retail return reserves and sales tax payable as our business continues to grow and (4) an increase in income tax payable of $2.6 million. These increases in current liabilities were partially offset by the $12.3 million reduction of contingent consideration as a result of the First Quarter of Fiscal 2015 payment of the final contingent consideration amounts associated with the Lilly Pulitzer acquisition.

The decrease in debt primarily resulted from the $87.9 million of cash flows from operating activities during the period from May 3, 2014 to May 2, 2015, partially offset by the following uses of cash during the twelve months ended May 2, 2015: (1) $55.6 million of capital expenditures, (2) $14.6 million of dividends paid on our common stock and (3) $12.5 million of payments related to the Lilly Pulitzer contingent consideration arrangement.

Other non-current liabilities increased as of May 2, 2015 compared to May 3, 2014 primarily due to increases in deferred rent liabilities, including tenant improvement allowances. The decrease in non-current liabilities related to discontinued operations as of May 2, 2015 was due to classification of all liabilities related to discontinued operations as current liabilities as of the balance sheet date, as discussed above.

Statement of Cash Flows

The following table sets forth the net cash flows, including continuing and discontinued operations, for the First Quarter of Fiscal 2015 and First Quarter of Fiscal 2014 (in thousands):

	First Quarter Fiscal 2015	First Quarter Fiscal 2014
Net cash provided by operating activities	$5,071	$12,551
Net cash used in investing activities	(11,907)	(6,704)
Net cash provided by (used in) financing activities	10,405	(5,427)
Net change in cash and cash equivalents	$3,569	$420

Cash and cash equivalents on hand were $8.9 million and $8.6 million at May 2, 2015 and May 3, 2014, respectively. Changes in cash flows in the First Quarter of Fiscal 2015 and the First Quarter of Fiscal 2014 related to operating activities, investing activities and financing activities are discussed below.

Operating Activities:

In the First Quarter of Fiscal 2015 and First Quarter of Fiscal 2014, operating activities provided $5.1 million and $12.6 million of cash, respectively. The cash flow from operating activities was primarily the result of net earnings for the relevant period adjusted, as applicable, for non-cash activities including depreciation, amortization, equity-based compensation expense and the net impact of changes in our working capital accounts. In the First Quarter of Fiscal 2015 and the First Quarter of Fiscal 2014, the more significant changes in working capital, for continuing and discontinued operations in the aggregate, were a decrease in current liabilities and an increase in receivables, both of which decreased cash flow from operations, partially offset by a decrease in inventories, which increased cash flow from operations. The lower cash flow from operating activities, despite higher earnings, for the First Quarter of Fiscal 2015 was primarily due to changes in working capital accounts for the two periods with the First Quarter of Fiscal 2015 having a more significant increase in working capital requirements during the period.

Investing Activities:

During the First Quarter of Fiscal 2015 and First Quarter of Fiscal 2014, investing activities used $11.9 million and $6.7 million of cash, respectively, consisting of capital expenditures, which primarily related to costs associated with new retail stores and restaurants; information technology initiatives, including e-commerce enhancements; and retail store and restaurant remodeling and facility enhancements.

Financing Activities:

During the First Quarter of Fiscal 2015 and First Quarter of Fiscal 2014, financing activities provided $10.4 million and used $5.4 million of cash, respectively. In the First Quarter of Fiscal 2015, we increased debt to fund capital expenditures, the $12.5 million contingent consideration payment and dividends, which exceeded cash flows generated by operating activities. In the First Quarter of Fiscal 2014, debt did not change significantly as cash flows from operating activities approximated cash requirements for capital expenditures, the $2.5 million contingent consideration payment and dividends.

Liquidity and Capital Resources

The table below sets forth amounts outstanding under our financing arrangements (in thousands) as of May 2, 2015:

$235 million U.S. Secured Revolving Credit Facility (“U.S. Revolving Credit Agreement”)	$130,572
£7 million Senior Secured Revolving Credit Facility (“U.K. Revolving Credit Agreement”) (1)	5,259
Total debt	135,831
Less: short-term debt (1)	5,259
Long-term debt	$130,572
 (1) Included in current liabilities related to discontinued operations.

The U.S. Revolving Credit Agreement generally (i) is limited to a borrowing base consisting of specified percentages of eligible categories of assets, (ii) accrues variable-rate interest (weighted average borrowing rate of 1.8% as of May 2, 2015), unused line fees and letter of credit fees based upon a pricing grid which is tied to average unused availability and/or utilization, (iii) requires periodic interest payments with principal due at maturity (November 2018) and (iv) is generally secured by a first priority security interest in the accounts receivable, inventory, general intangibles and eligible trademarks, investment property (including the equity interests of certain subsidiaries), deposit accounts, inter-company obligations, equipment, goods, documents, contracts, books and records and other personal property of Oxford Industries, Inc. and substantially all of its domestic subsidiaries.

The U.K. Revolving Credit Agreement generally (i) accrues interest at the bank’s base rate plus an applicable margin (4.0% as of May 2, 2015), (ii) requires interest payments monthly with principal payable on demand and (iii) is collateralized by substantially all of the assets of our United Kingdom Ben Sherman subsidiaries.

To the extent cash flow needs exceed cash flow provided by our operations we will have access, subject to their terms, to our lines of credit to provide funding for operating activities, capital expenditures and acquisitions, if any. Our credit facilities are also used to finance trade letters of credit for product purchases, which reduce the amounts available under our lines of credit when issued. As of May 2, 2015, $10.9 million of trade letters of credit and other limitations on availability in the aggregate were outstanding against our credit facilities. After considering these limitations and the amount of eligible assets in our borrowing base, as applicable, as of May 2, 2015, we had $98.5 million and $0.5 million in unused availability under the U.S. Revolving Credit Agreement and the U.K. Revolving Credit Agreement, respectively, subject to the respective limitations on borrowings.

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

We believe that the affirmative covenants, negative covenants, financial covenants and other restrictions under our credit facilities are customary for those included in similar facilities entered into at the time we entered into our agreements. During the First Quarter of Fiscal 2015 and as of May 2, 2015, no financial covenant testing was required pursuant to our U.S. Revolving Credit Agreement as the minimum availability threshold was met at all times. As of May 2, 2015, we were compliant with all covenants related to our credit facilities.

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

Our contractual obligations as of May 2, 2015 have not changed materially from the contractual obligations outstanding at January 31, 2015, as disclosed in our Annual Report on Form 10-K for Fiscal 2014 filed with the SEC, other than changes in the amounts outstanding under our revolving credit agreements, as discussed above.

Our capital expenditures for Fiscal 2015, including the $11.9 million incurred in the First Quarter of Fiscal 2015, are expected to be approximately $70 million compared to $50.4 million for the full year of Fiscal 2014. These expenditures include investments associated with the new leased space for Tommy Bahama’s Seattle office, the Waikiki retail-restaurant location, and additional distribution space for Lilly Pulitzer, as well as new retail stores, information technology initiatives and store remodeling. Of the $70 million of capital expenditures, approximately $13 million is expected to be funded by landlords through tenant improvement allowances.

Off Balance Sheet Arrangements

We have not entered into agreements which meet the SEC’s definition of an off balance sheet financing arrangement, other than operating leases, and have made no financial commitments to or guarantees with respect to any unconsolidated subsidiaries or special purpose entities.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. On an ongoing basis, we evaluate our estimates, including those related to receivables, inventories, goodwill, intangible assets, income taxes, contingencies and other accrued expenses. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that we have appropriately applied our critical accounting policies. However, in the event that inappropriate assumptions or methods were used relating to our critical accounting policies, our consolidated statements of operations could be misstated. Our critical accounting policies and estimates are discussed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for Fiscal 2014. There have not been any significant changes to the application of our critical accounting policies and estimates during the First Quarter of Fiscal 2015.

Additionally, a detailed summary of significant accounting policies is included in Note 1 to our consolidated financial statements contained in our Annual Report on Form 10-K for Fiscal 2014.

SEASONAL ASPECTS OF OUR BUSINESS
Each of our operating groups is impacted by seasonality as the demand by specific product or style, as well as by distribution channel, may vary significantly depending on the time of year. For details of the impact of seasonality on each of our operating groups, see the business discussion under the caption "Seasonal Aspects of Business" for each operating group as discussed in Part I, Item 1, Business in our Annual Report on Form 10-K for Fiscal 2014. The following table presents our percentage of net sales and operating income from continuing operations by quarter for Fiscal 2014:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	26%	25%	22%	27%
Operating income	35%	32%	5%	28%
We anticipate that as our retail store operations increase in the future, the third quarter will continue to be our smallest net sales and operating income quarter and the percentage of the full year net sales and operating income generated in the third quarter will continue to decrease, absent any other factors that might impact seasonality. As the timing and magnitude of certain unusual or non-recurring items, economic conditions, wholesale product shipments, weather or other factors affecting the retail business may vary from one year to the next, we do not believe that net sales or operating income for any particular quarter or the distribution of net sales and operating income for Fiscal 2014 are necessarily indicative of anticipated results for the full fiscal year or expected distribution in future years.
Additionally, the Fourth Quarter of Fiscal 2014 included a LIFO accounting charge of $2.6 million which reduced operating income, and no significant LIFO accounting charges in the other quarters of Fiscal 2014.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain interest rate, foreign currency, commodity and inflation risks as discussed in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for Fiscal 2014. There have not been any significant changes in our exposure to these risks during the First Quarter of Fiscal 2015.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the First Quarter of Fiscal 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the ordinary course of business, we may become subject to litigation or claims. We are not currently a party to any litigation or regulatory action that we believe could reasonably be expected to have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, investors should carefully consider the factors discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for Fiscal 2014, which could materially affect our business, financial condition or operating results. The risks described in our Annual Report on Form 10-K for Fiscal 2014 are not the only risks facing our company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)         During the First Quarter of Fiscal 2015, we did not make any unregistered sales of our equity securities.

(c)          We have certain stock incentive plans as described in Note 7 to our consolidated financial statements included in our Annual Report on Form 10-K for Fiscal 2014, all of which are publicly announced plans. Under the plans, we can repurchase shares from employees to cover employee tax liabilities related to the vesting of equity awards. During the First Quarter of Fiscal 2015, no shares were purchased by us pursuant to these plans.

In Fiscal 2012, our Board of Directors authorized us to spend up to $50 million to repurchase shares of our stock. This authorization superseded and replaced all previous authorizations to repurchase shares of our stock and has no automatic expiration. As of May 2, 2015, no shares of our stock had been repurchased pursuant to this authorization.

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

June 10, 2015	OXFORD INDUSTRIES, INC.
(Registrant)

/s/ K. Scott Grassmyer
K. Scott Grassmyer
Executive Vice President - Finance, Chief Financial Officer and Controller
(Authorized Signatory)