Form 10-Q
period 2015-08-01
OXFORD INDUSTRIES INC
filed 2015-09-04
CIK 75288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 1, 2015

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of shares outstanding
Title of each class	as of August 28, 2015
Common Stock, $1 par value	16,584,243

OXFORD INDUSTRIES, INC.
INDEX TO FORM 10-Q
For the Second Quarter of Fiscal 2015

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

Our SEC filings and public announcements may include forward-looking statements about future events. Generally, the words "believe," "expect," "intend," "estimate," "anticipate," "project," "will" and similar expressions identify forward-looking statements, which are not historical in nature. We intend for all forward-looking statements contained herein, in our press releases or on our website, and all subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf, to be covered by the safe harbor provisions for forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (which Sections were adopted as part of the Private Securities Litigation Reform Act of 1995). Such statements are subject to a number of risks, uncertainties and assumptions including, without limitation, the impact of economic conditions on consumer demand and spending, particularly in light of general economic uncertainty that continues to prevail, demand for our products, competitive conditions, timing of shipments requested by our wholesale customers, expected pricing levels, retention of and disciplined execution by key management, the timing and cost of store openings and of planned capital expenditures, weather, costs of products as well as the raw materials used in those products, costs of labor, acquisition and disposition activities, expected outcomes of pending or potential litigation and regulatory actions, access to capital and/or credit markets, the ultimate impact of the Ben Sherman sale transaction on our business and operating results and the impact of foreign losses on our effective tax rate. Forward-looking statements reflect our current expectations, based on currently available information, and are not guarantees of performance. Although we believe that the expectations reflected in such forward-looking statements are reasonable, these expectations could prove inaccurate as such statements involve risks and uncertainties, many of which are beyond our ability to control or predict. Should one or more of these risks or uncertainties, or other risks or uncertainties not currently known to us or that we currently deem to be immaterial, materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Important factors relating to these risks and uncertainties include, but are not limited to, those described in Part I, Item 1A. Risk Factors contained in our Annual Report on Form 10-K for Fiscal 2014, as updated by Part II, Item 1A. Risk Factors in this report and those described from time to time in our future reports filed with the SEC. We caution that one should not place undue reliance on forward-looking statements, which speak only as of the date on which they are made. We disclaim any intention, obligation or duty to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

Fiscal 2016	52 weeks ending January 28, 2017
Fiscal 2015	52 weeks ending January 30, 2016
Fiscal 2014	52 weeks ended January 31, 2015
Fourth Quarter Fiscal 2015	13 weeks ending January 30, 2016
Third Quarter Fiscal 2015	13 weeks ending October 31, 2015
Second Quarter Fiscal 2015	13 weeks ended August 1, 2015
First Quarter Fiscal 2015	13 weeks ended May 2, 2015
Fourth Quarter Fiscal 2014	13 weeks ended January 31, 2015
Third Quarter Fiscal 2014	13 weeks ended November 1, 2014
Second Quarter Fiscal 2014	13 weeks ended August 2, 2014
First Quarter Fiscal 2014	13 weeks ended May 3, 2014

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OXFORD INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except par amounts)

	August 1, 2015	January 31, 2015	August 2, 2014
ASSETS
Current Assets:
Cash and cash equivalents	$13,661	$5,281	$6,416
Receivables, net	57,108	64,587	46,912
Inventories, net	104,786	120,613	107,866
Prepaid expenses, net	22,163	19,941	18,226
Deferred tax assets	27,248	24,424	21,995
Assets related to discontinued operations, net	49	48,123	48,923
Total current assets	225,015	282,969	250,338
Property and equipment, net	170,283	146,039	136,186
Intangible assets, net	145,010	146,135	148,264
Goodwill	17,254	17,295	17,444
Other non-current assets, net	22,753	22,529	23,535
Assets related to discontinued operations, net	—	31,747	33,312
Total Assets	$580,315	$646,714	$609,079
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$48,337	$72,785	$52,447
Accrued compensation	30,538	27,075	23,656
Income tax payable	5,016	5,282	4,787
Other accrued expenses and liabilities	26,780	24,921	23,545
Contingent consideration	—	12,500	12,363
Liabilities related to discontinued operations	6,868	17,379	14,886
Total current liabilities	117,539	159,942	131,684
Long-term debt	45,000	104,842	106,516
Other non-current liabilities	63,420	56,287	50,221
Non-current deferred income taxes	29,700	29,467	29,309
Liabilities related to discontinued operations	—	5,571	5,862
Commitments and contingencies
Shareholders’ Equity:
Common stock, $1.00 par value per share	16,584	16,478	16,469
Additional paid-in capital	122,063	119,052	116,266
Retained earnings	192,153	185,229	176,453
Accumulated other comprehensive loss	(6,144)	(30,154)	(23,701)
Total shareholders’ equity	324,656	290,605	285,487
Total Liabilities and Shareholders’ Equity	$580,315	$646,714	$609,079

See accompanying notes.

OXFORD INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share amounts)

	Second Quarter Fiscal 2015	Second Quarter Fiscal 2014	First Half Fiscal 2015	First Half Fiscal 2014
Net sales	$250,689	$227,550	$511,084	$470,116
Cost of goods sold	99,603	91,279	205,605	193,473
Gross profit	151,086	136,271	305,479	276,643
SG&A	119,963	109,943	242,643	220,783
Change in fair value of contingent consideration	—	68	—	137
Royalties and other operating income	3,623	3,299	7,393	6,569
Operating income	34,746	29,559	70,229	62,292
Interest expense, net	737	888	1,512	1,858
Earnings from continuing operations before income taxes	34,009	28,671	68,717	60,434
Income taxes	12,959	11,382	26,344	24,087
Net earnings from continuing operations	21,050	17,289	42,373	36,347
Net loss, including loss on sale, of discontinued operations, net of taxes	(23,070)	(2,220)	(27,138)	(6,309)
Net (loss) earnings	$(2,020)	$15,069	$15,235	$30,038
Net earnings from continuing operations per share:
Basic	$1.28	$1.05	$2.58	$2.21
Diluted	$1.27	$1.05	$2.56	$2.21
Net loss, including loss on sale, of discontinued operations, net of taxes, per share:
Basic	$(1.40)	$(0.14)	$(1.65)	$(0.38)
Diluted	$(1.39)	$(0.13)	$(1.64)	$(0.38)
Net (loss) earnings per share:
Basic	$(0.12)	$0.92	$0.93	$1.83
Diluted	$(0.12)	$0.92	$0.92	$1.83
Weighted average shares outstanding:
Basic	16,451	16,425	16,448	16,421
Diluted	16,547	16,460	16,536	16,455
Dividends declared per share	$0.25	$0.21	$0.50	$0.42

See accompanying notes.

OXFORD INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(in thousands)

	Second Quarter Fiscal 2015	Second Quarter Fiscal 2014	First Half Fiscal 2015	First Half Fiscal 2014
Net earnings	$(2,020)	$15,069	$15,235	$30,038
Other comprehensive income, net of taxes:
Foreign currency translation gain	23,520	15	24,756	109
Net unrealized (loss) income on cash flow hedges	(354)	149	(746)	(192)
Total other comprehensive income (loss), net of taxes	23,166	164	24,010	(83)
Comprehensive income	$21,146	$15,233	$39,245	$29,955

See accompanying notes.

OXFORD INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	First Half Fiscal 2015	First Half Fiscal 2014
Cash Flows From Operating Activities:
Net earnings	$15,235	$30,038
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	16,818	17,180
Amortization of intangible assets	1,013	1,260
Change in fair value of contingent consideration	—	137
Amortization of deferred financing costs	192	192
Loss on sale of discontinued operations	20,437	—
Equity compensation expense	2,458	1,737
Deferred income taxes	(1,413)	(967)
Changes in working capital, net of acquisitions and dispositions:
Receivables, net	13,505	18,452
Inventories, net	16,638	2,839
Prepaid expenses, net	(2,533)	(347)
Current liabilities	(15,733)	(10,248)
Other non-current assets, net	(790)	(568)
Other non-current liabilities	6,904	209
Net cash provided by operating activities	72,731	59,914
Cash Flows From Investing Activities:
Purchases of property and equipment	(41,425)	(19,576)
Proceeds from sale of discontinued operations	59,336	—
Net cash provided by (used in) investing activities	17,911	(19,576)
Cash Flows From Financing Activities:
Repayment of revolving credit arrangements	(216,336)	(191,056)
Proceeds from revolving credit arrangements	153,690	157,867
Payment of contingent consideration	(12,500)	(2,500)
Proceeds from issuance of common stock, including excess tax benefits	658	564
Dividends paid	(8,313)	(6,931)
Net cash used in financing activities	(82,801)	(42,056)
Net change in cash and cash equivalents	7,841	(1,718)
Effect of foreign currency translation on cash and cash equivalents	539	(349)
Cash and cash equivalents at the beginning of year	5,281	8,483
Cash and cash equivalents at the end of the period	$13,661	$6,416
Supplemental disclosure of cash flow information:
Cash paid for interest, net	$1,399	$1,821
Cash paid for income taxes	$22,797	$25,873

See accompanying notes.

OXFORD INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SECOND QUARTER OF FISCAL 2015

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

Unless otherwise indicated, all references to assets, liabilities, revenues and expenses in these financial statements reflect continuing operations and exclude any amounts related to our former Ben Sherman operating group, which is classified as discontinued operations, as discussed in Note 4.

2.
Operating Group Information:   Our business is primarily operated through our Tommy Bahama, Lilly Pulitzer, and Lanier Clothes operating groups, each of which is described in our Annual Report on Form 10-K for Fiscal 2014. We identify our operating groups based on the way our management organizes the components of our business for purposes of allocating resources and assessing performance. Our operating group structure reflects a brand-focused management approach, emphasizing operational coordination and resource allocation across each brand's direct to consumer, wholesale and licensing operations. The tables below present certain information (in thousands) about our operating groups, as well as Corporate and Other, which is a reconciling category for reporting purposes. Beginning with the First Quarter of Fiscal 2015, amounts associated with our Ben Sherman operations, which were sold in the Second Quarter of Fiscal 2015, are classified as discontinued operations and therefore are excluded from the tables below.

	Second Quarter Fiscal 2015	Second Quarter Fiscal 2014	First Half Fiscal 2015	First Half Fiscal 2014
Net sales
Tommy Bahama	$165,842	$157,789	$338,511	$316,148
Lilly Pulitzer	64,676	46,568	123,654	96,939
Lanier Clothes	18,306	21,318	44,478	50,064
Corporate and Other	1,865	1,875	4,441	6,965
Total net sales	$250,689	$227,550	$511,084	$470,116
Depreciation and amortization
Tommy Bahama	$6,546	$6,764	$13,467	$13,422
Lilly Pulitzer	1,353	1,096	2,634	2,150
Lanier Clothes	111	67	221	134
Corporate and Other	392	627	842	1,258
Total depreciation and amortization	$8,402	$8,554	$17,164	$16,964
Operating income (loss)
Tommy Bahama	$20,142	$21,758	$40,916	$41,620
Lilly Pulitzer	19,515	11,177	37,258	25,977
Lanier Clothes	1,483	1,537	3,624	4,275
Corporate and Other	(6,394)	(4,913)	(11,569)	(9,580)
Total operating income	$34,746	$29,559	$70,229	$62,292
Interest expense, net	737	888	1,512	1,858
Earnings from continuing operations before income taxes	$34,009	$28,671	$68,717	$60,434

3.
Accumulated Other Comprehensive Loss: The following tables detail the changes in our accumulated other comprehensive loss by component (in thousands), net of related income taxes, for the periods specified:

Second Quarter Fiscal 2015	Foreign currency translation gain (loss)	Net unrealized gain (loss) on cash flow hedges	Accumulated other comprehensive income (loss)
Beginning balance	$(29,664)	$354	$(29,310)
Total other comprehensive income (loss), net of taxes	23,520	(354)	23,166
Ending balance	$(6,144)	$—	$(6,144)
Second Quarter Fiscal 2014	Foreign currency translation gain (loss)	Net unrealized gain (loss) on cash flow hedges	Accumulated other comprehensive income (loss)
Beginning balance	$(23,189)	$(676)	$(23,865)
Total other comprehensive income, net of taxes	15	149	164
Ending balance	$(23,174)	$(527)	$(23,701)
First Half Fiscal 2015	Foreign currency translation gain (loss)	Net unrealized gain (loss) on cash flow hedges	Accumulated other comprehensive income (loss)
Beginning balance	$(30,900)	$746	$(30,154)
Total other comprehensive income (loss), net of taxes	24,756	(746)	24,010
Ending balance	$(6,144)	$—	$(6,144)
First Half Fiscal 2014	Foreign currency translation gain (loss)	Net unrealized gain (loss) on cash flow hedges	Accumulated other comprehensive income (loss)
Beginning balance	$(23,283)	$(335)	$(23,618)
Total other comprehensive income (loss), net of taxes	109	(192)	(83)
Ending balance	$(23,174)	$(527)	$(23,701)

The change in accumulated other comprehensive loss during the Second Quarter of Fiscal 2015 and the First Half of Fiscal 2015 resulted from the sale of our discontinued operations as the related amounts previously classified in accumulated other comprehensive loss were recognized in net loss from discontinued operations, net of taxes in our consolidated statement of operations. No material amounts of accumulated other comprehensive loss were reclassified from accumulated other comprehensive loss into our consolidated statements of operations during either the Second Quarter of Fiscal 2014 or the First Half of Fiscal 2014.

4.
Discontinued Operations: On July 17, 2015, we entered into a sale and purchase agreement with an unrelated party, Ben Sherman UK Acquisition Limited, pursuant to which we sold 100% of the equity interests of our Ben Sherman business, consisting of Ben Sherman Limited and its subsidiaries and Ben Sherman Clothing LLC, for £40.8 million. The final purchase price received by us is subject to adjustment based on, among other things, the actual debt and net working capital of the Ben Sherman business on the closing date, which is expected to be finalized during the Third Quarter of Fiscal 2015. The loss on our sale of the Ben Sherman business was estimated for purposes of our August 1, 2015 consolidated financial statements. We do not anticipate significant operations or earnings related to the discontinued operations subsequent to the Second Quarter of Fiscal 2015, with cash flow attributable to discontinued operations in future periods primarily limited to the post-closing purchase price adjustments and amounts associated with a lease obligation of the Ben Sherman business which we retained in connection with the transaction. Changes to the estimates included in our loss on sale of discontinued operations and liabilities related to discontinued operations as of August 1, 2015, including actual amounts payable in connection with the retained lease obligation, the estimated post-closing purchase price adjustment or accrued expenses related to the transaction, may result in an adjustment to our loss on the sale transaction.

In connection with the Ben Sherman disposal transaction we, among other things, entered into a transitional services agreement with the purchaser pursuant to which we and our subsidiaries are providing, in exchange for various fees, certain transitional support services (primarily in the United States) to the purchaser in connection with its operation of the Ben Sherman business following the transaction. The duration of the transitional services vary but may continue for a period of up to 12 months following the date of the transaction.

We have not classified as discontinued operations any corporate or shared service expenses historically charged to Ben Sherman which we determined may not be eliminated as a result of its disposal. Recognizing these expenses as continuing operations in Corporate and Other reflects the uncertainty of whether there will be a reduction in such corporate or shared service expenses in the future as a result of the sale of Ben Sherman. Interest expense under our prior U.K. revolving credit agreement, which was satisfied in connection with the transaction, is the only interest expense included in discontinued operations in our consolidated financial statements as this represents the interest expense directly attributable to the discontinued operations.

The following represents major classes of assets and liabilities related to the discontinued operations included in our consolidated balance sheets as of the following dates (in thousands):

	August 1, 2015	January 31, 2015	August 2, 2014
Receivables, net	$—	$14,517	$11,334
Inventories, net	—	27,602	33,469
Other current assets, net	49	6,004	4,110
Property and equipment, net	—	9,037	7,788
Intangible assets, net	—	21,635	24,311
Other non-current assets, net	—	1,075	1,213
Total assets	$49	$79,870	$82,225

Accounts payable and other accrued expenses	$6,868	$13,253	$12,923
Short-term debt	—	4,126	1,963
Non-current liabilities	—	1,826	1,610
Deferred income taxes	—	3,745	4,252
Total liabilities	$6,868	$22,950	$20,748

Net (liabilities) assets	$(6,819)	$56,920	$61,477

Operating results of the discontinued operations are shown below (in thousands):

	Second Quarter Fiscal 2015	Second Quarter Fiscal 2014	First Half Fiscal 2015	First Half Fiscal 2014
Net sales	$13,105	$18,696	$28,081	$33,779
Cost of goods sold	8,824	9,552	17,414	17,679
Gross profit	4,281	9,144	10,667	16,100
SG&A	8,370	12,454	20,106	24,845
Royalties and other operating income	789	576	1,919	1,747
Operating loss	(3,300)	(2,734)	(7,520)	(6,998)
Interest expense, net	(27)	33	45	136
Loss from discontinued operations before income taxes	(3,273)	(2,767)	(7,565)	(7,134)
Income taxes	(640)	(547)	(864)	(825)
Loss from discontinued operations, net of taxes	(2,633)	(2,220)	(6,701)	(6,309)
Loss on sale of discontinued operations, net of taxes	(20,437)	—	(20,437)	—
Net loss from discontinued operations, net of taxes	$(23,070)	$(2,220)	$(27,138)	$(6,309)
Certain information pertaining to depreciation and amortization as well as capital expenditures associated with our discontinued operations has been included below (in thousands):

	Second Quarter Fiscal 2015	Second Quarter Fiscal 2014	First Half Fiscal 2015	First Half Fiscal 2014
Depreciation and amortization (1)	$—	$750	$667	$1,476
Capital expenditures	$233	$438	$660	$796
(1) For Fiscal 2015, amounts reflect expense recognized prior to classification as held for sale, which occurred on March 24, 2015. No expense for depreciation or amortization was recognized in our consolidated statements of operations subsequent to qualifying as held for sale.

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

OVERVIEW

We generate revenues and cash flow primarily through our design, sourcing, marketing and distribution of branded apparel products bearing the trademarks of our owned lifestyle brands, as well as certain licensed and private label apparel products. We distribute our products through our direct to consumer channels, including our retail stores, e-commerce sites and restaurants, and our wholesale channel, which includes department stores, specialty stores, national chains, warehouse clubs, mass merchants and Internet retailers. In Fiscal 2014, more than 95% of our consolidated net sales, excluding the net sales of our discontinued operations, were to customers located in the United States, with the sales outside the United States primarily being sales of our Tommy Bahama products in Canada and the Asia-Pacific region. We source substantially all of our products through third party manufacturers located outside of the United States.

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

We believe that our Tommy Bahama® and Lilly Pulitzer® lifestyle brands have significant opportunities for long-term growth in their direct to consumer businesses through expansion of retail store operations, as we add additional retail store locations and increase comparable store sales, and higher sales in e-commerce operations, which are likely to grow at a faster rate than comparable brick and mortar retail store sales. We also believe that these lifestyle brands provide an opportunity for moderate sales increases in their wholesale businesses in the long term primarily from current customers adding to their existing door count and the selective addition of new wholesale customers who generally follow a full-price retail model. We believe that we must continue to invest in our Tommy Bahama and Lilly Pulitzer lifestyle brands in order to take advantage of their long-term growth opportunities. Investments include capital expenditures primarily related to the direct to consumer operations such as retail store and restaurant build-out and remodels, technology enhancements and distribution center and administrative office expansion initiatives, as well as increased employment, advertising and other costs in key functions to support the ongoing business operations and fuel future net sales growth. We expect that the investments may continue to put downward pressure on our operating margins in the near future until we have sufficient sales to leverage the additional operating costs.

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
The following table sets forth our consolidated operating results from continuing operations (in thousands, except per share amounts) for the First Half of Fiscal 2015 compared to the First Half of Fiscal 2014:

	First Half of Fiscal 2015	First Half of Fiscal 2014
Net sales	$511,084	$470,116
Operating income	$70,229	$62,292
Net earnings from continuing operations	42,373	36,347
Net earnings from continuing operations per diluted share	$2.56	$2.21

The primary reasons for the higher net earnings from continuing operations in the First Half of Fiscal 2015 were higher operating income in Lilly Pulitzer, partially offset by lower operating income in Tommy Bahama and Lanier Clothes and a larger operating loss in Corporate and Other, each as discussed below.

Discontinued operations

The net loss from discontinued operations, net of taxes of $27.1 million in the First Half of Fiscal 2015 was primarily due to the $20.4 million estimated loss on sale of the Ben Sherman operations in the Second Quarter of Fiscal 2015.

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

RESULTS OF OPERATIONS

SECOND QUARTER OF FISCAL 2015 COMPARED TO SECOND QUARTER OF FISCAL 2014

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

	Second Quarter Fiscal 2015		Second Quarter Fiscal 2014		$ Change	% Change
Net sales	$250,689	100.0%	$227,550	100.0%	$23,139	10.2%
Cost of goods sold	99,603	39.7%	91,279	40.1%	8,324	9.1%
Gross profit	151,086	60.3%	136,271	59.9%	14,815	10.9%
SG&A	119,963	47.9%	109,943	48.3%	10,020	9.1%
Change in fair value of contingent consideration	—	—%	68	—%	(68)	(100.0)%
Royalties and other operating income	3,623	1.4%	3,299	1.4%	324	9.8%
Operating income	34,746	13.9%	29,559	13.0%	5,187	17.5%
Interest expense, net	737	0.3%	888	0.4%	(151)	(17.0)%
Earnings from continuing operations before income taxes	34,009	13.6%	28,671	12.6%	5,338	18.6%
Income taxes	12,959	5.2%	11,382	5.0%	1,577	13.9%
Net earnings from continuing operations	$21,050	8.4%	$17,289	7.6%	$3,761	21.8%
Net loss, including loss on sale, of discontinued operations, net of taxes	(23,070)	NM	(2,220)	NM	$(20,850)	(939.2)%
Net (loss) earnings	$(2,020)	NM	$15,069	NM	$(17,089)	(113.4)%

The discussion and tables below compare certain line items included in our statements of operations for the Second Quarter of Fiscal 2015 to the Second Quarter of Fiscal 2014. Each dollar and percentage change provided reflects the change between these periods unless indicated otherwise. Each dollar and share amount included in the tables is in thousands except for per share amounts. Individual line items of our consolidated statements of operations may not be directly comparable to those of our competitors, as classification of certain expenses may vary by company.

Unless otherwise indicated, all references to assets, liabilities, revenues and expenses in this report reflect continuing operations and exclude any amounts related to the discontinued operations of our Ben Sherman operating group, as discussed in Note 4 in our condensed consolidated financial statements included in this report.

Net Sales

	Second Quarter Fiscal 2015	Second Quarter Fiscal 2014	$ Change	% Change
Tommy Bahama	$165,842	$157,789	$8,053	5.1%
Lilly Pulitzer	64,676	46,568	18,108	38.9%
Lanier Clothes	18,306	21,318	(3,012)	(14.1)%
Corporate and Other	1,865	1,875	(10)	(0.5)%
Total net sales	$250,689	$227,550	$23,139	10.2%

Consolidated net sales increased $23.1 million, or 10.2%, in the Second Quarter of Fiscal 2015 compared to the Second Quarter of Fiscal 2014 reflecting net sales changes in each operating group, as discussed below. The following table presents the proportion of our consolidated net sales by distribution channel for each period presented:

	Second Quarter Fiscal 2015	Second Quarter Fiscal 2014
Full-price retail stores, outlets and warehouse sales	48%	47%
E-commerce	18%	15%
Restaurant	7%	7%
Wholesale	27%	31%
Total	100%	100%

Tommy Bahama:

The Tommy Bahama net sales increase of $8.1 million, or 5.1%, was primarily driven by (1) an incremental net sales increase of $5.7 million associated with the operation of additional full-price retail and outlet stores, (2) a $2.4 million, or 3%, increase in comparable store sales, which includes full-price retail stores and full-price e-commerce sales, to $89.7 million in the Second Quarter of Fiscal 2015 from $87.4 million in the Second Quarter of Fiscal 2014, (3) a $1.3 million increase in restaurant sales resulting from the operation of one additional restaurant and increased sales in existing restaurants, (4) a $0.8 million increase in e-commerce flash clearance sales and (5) an increase of $0.3 million in outlet stores which were operated during all of Fiscal 2014 and Fiscal 2015. These increases in net sales were partially offset by a $2.4 million decrease in wholesale sales.

As of August 1, 2015, we operated 161 Tommy Bahama stores globally, consisting of 104 full-price retail stores, 15 restaurant-retail locations and 42 outlet stores. As of August 2, 2014 we operated 147 Tommy Bahama stores consisting of 94 full-price retail stores, 14 restaurant-retail locations and 39 outlet stores.

The following table presents the proportion of net sales by distribution channel for Tommy Bahama for each period presented:

	Second Quarter Fiscal 2015	Second Quarter Fiscal 2014
Full-price retail stores and outlets	55%	54%
E-commerce	17%	15%
Restaurant	10%	10%
Wholesale	18%	21%
Total	100%	100%

Lilly Pulitzer:

The Lilly Pulitzer net sales increase of $18.1 million, or 38.9%, was primarily a result of (1) a $10.8 million, or 41%, increase in comparable store sales to $37.3 million in the Second Quarter of Fiscal 2015 compared to $26.4 million in the Second Quarter of Fiscal 2014, (2) an incremental net sales increase of $3.4 million associated with retail stores opened in Fiscal 2014 and Fiscal 2015, (3) a $3.0 million increase in wholesale sales during the Second Quarter of Fiscal 2015 and (4) $0.9 million higher sales at the annual warehouse sale. As of August 1, 2015, we operated 33 Lilly Pulitzer retail stores compared to 26 retail stores as of August 2, 2014.

The following table presents the proportion of net sales by distribution channel for Lilly Pulitzer for each period presented:

	Second Quarter Fiscal 2015	Second Quarter Fiscal 2014
Full-price retail stores and warehouse sales	45%	45%
E-commerce	27%	22%
Wholesale	28%	33%
Total	100%	100%

Lanier Clothes:

The decrease in net sales for Lanier Clothes of $3.0 million, or 14.1%, was due to a decrease in net sales in the branded business. The lower sales in the branded business was primarily due to the exit from or reduction in certain replenishment and other programs.

Corporate and Other:

Corporate and Other net sales in each period primarily consist of the net sales of our Oxford Golf business and our Lyons, Georgia distribution center as well as the impact of the elimination of inter-company sales between operating groups. The comparable sales in the Second Quarter of Fiscal 2015 reflects a reduction in Oxford Golf's private label sales which was partially offset by the elimination of lower inter-company sales in the Second Quarter of Fiscal 2015.

Gross Profit

The table below presents gross profit by operating group and in total for the Second Quarter of Fiscal 2015 and the Second Quarter of Fiscal 2014 as well as the change between those two periods. Our gross profit and gross margin, which is calculated as gross profit divided by net sales, may not be directly comparable to those of our competitors, as statement of operations classification of certain expenses may vary by company.

	Second Quarter Fiscal 2015	Second Quarter Fiscal 2014	$ Change	% Change
Tommy Bahama	$100,473	$97,468	$3,005	3.1%
Lilly Pulitzer	44,044	31,134	12,910	41.5%
Lanier Clothes	5,805	6,037	(232)	(3.8)%
Corporate and Other	764	1,632	(868)	(53.2)%
Total gross profit	$151,086	$136,271	$14,815	10.9%
LIFO charge (credit) included in Corporate and Other	$714	$(168)

The increase in consolidated gross profit was primarily driven by higher net sales as discussed above. In addition to the impact of the changes in net sales, gross profit on a consolidated basis and for each operating group was impacted by the change in sales mix and gross margin within each operating group, as discussed below. The table below presents gross margin by operating group and in total for the Second Quarter of Fiscal 2015 and Second Quarter of Fiscal 2014.

	Second Quarter Fiscal 2015	Second Quarter Fiscal 2014
Tommy Bahama	60.6%	61.8%
Lilly Pulitzer	68.1%	66.9%
Lanier Clothes	31.7%	28.3%
Corporate and Other	NM	NM
Consolidated gross margin	60.3%	59.9%

On a consolidated basis, gross margin increased from the Second Quarter of Fiscal 2014, primarily as a result of (1) Lilly Pulitzer, which has higher gross margins than our other operating groups, representing a greater proportion of consolidated net sales, (2) direct to consumer sales representing a greater proportion of consolidated net sales and (3) improved gross margins in Lilly Pulitzer and Lanier Clothes. These favorable items were partially offset by the net unfavorable impact of LIFO accounting as compared to the prior period and lower gross margin in Tommy Bahama.

Tommy Bahama:

Tommy Bahama's gross margin in the Second Quarter of Fiscal 2015 decreased from the Second Quarter of Fiscal 2014. The reduction in gross margin reflected lower gross margins in both the direct to consumer and wholesale channels of distribution, which offset the favorable impact of a change in sales mix with direct to consumer sales representing a greater proportion of net sales. The lower direct to consumer gross margin was primarily due to a greater proportion of sales in our full-price stores and e-commerce website in the quarter occurring in connection with Tommy Bahama's loyalty card and flip-side events, a greater proportion of total direct to consumer sales being outlet store and flash e-commerce sales and more significant in-store discounts in our outlet stores. The lower gross margin in the wholesale business was primarily a result of a greater proportion of wholesale sales being off-price sales.

Lilly Pulitzer:

The increase in gross margin for Lilly Pulitzer was primarily driven by a change in sales mix towards the direct to consumer channel of distribution, which typically has higher gross margins than the wholesale channel of distribution as well as higher gross margins in each channel of distribution.

Lanier Clothes:

The increase in gross margin for Lanier Clothes was primarily due to fewer allowances and markdowns associated with certain programs in the current year as well as a change in sales mix with a greater proportion of sales being higher gross margin programs.

Corporate and Other:

The gross profit in Corporate and Other in each period primarily reflects (1) the gross profit of our Oxford Golf and Lyons, Georgia distribution center operations, (2) the impact of LIFO accounting adjustments and (3) the impact of certain consolidating adjustments, including the elimination of inter-company sales between operating groups. The lower gross profit for Corporate and Other in the Second Quarter of Fiscal 2015 was primarily due to the net unfavorable impact of LIFO accounting. LIFO accounting resulted in a charge of $0.7 million in the Second Quarter of Fiscal 2015 compared to a credit of $0.2 million in the Second Quarter of Fiscal 2014.

SG&A

	Second Quarter Fiscal 2015	Second Quarter Fiscal 2014	$ Change	% Change
SG&A	$119,963	$109,943	$10,020	9.1%
SG&A as % of net sales	47.9%	48.3%
Amortization of intangible assets included in Tommy Bahama associated with Tommy Bahama Canada acquisition	$392	$454

The increase in SG&A was primarily due to (1) $4.5 million of incremental costs in the Second Quarter of Fiscal 2015 associated with additional Tommy Bahama retail stores and restaurants and Lilly Pulitzer stores, (2) costs to support the growing Tommy Bahama and Lilly Pulitzer businesses and (3) $1.1 million of increased incentive compensation in the Second Quarter of Fiscal 2015.

SG&A included $0.5 million of amortization of intangible assets in the Second Quarter of Fiscal 2015 compared to $0.6 million in the Second Quarter of Fiscal 2014. We anticipate that amortization of intangible assets for Fiscal 2015 will be approximately $2.0 million, with approximately $1.6 million of the amortization related to amortization of the intangible assets acquired as part of the Tommy Bahama Canada acquisition.

Royalties and other operating income

	Second Quarter Fiscal 2015	Second Quarter Fiscal 2014	$ Change	% Change
Royalties and other operating income	$3,623	$3,299	$324	9.8%

Royalties and other operating income in the Second Quarter of Fiscal 2015 primarily reflect income received from third parties from the licensing of our Tommy Bahama and Lilly Pulitzer brands. The $0.3 million increase in royalties and other income reflects increased royalty income for both Tommy Bahama and Lilly Pulitzer.

Operating income (loss)

	Second Quarter Fiscal 2015	Second Quarter Fiscal 2014	$ Change	% Change
Tommy Bahama	$20,142	$21,758	$(1,616)	(7.4)%
Lilly Pulitzer	19,515	11,177	8,338	74.6%
Lanier Clothes	1,483	1,537	(54)	(3.5)%
Corporate and Other	(6,394)	(4,913)	(1,481)	(30.1)%
Total operating income	$34,746	$29,559	$5,187	17.5%
LIFO charge (credit) included in Corporate and Other	$714	$(168)
Amortization of intangible assets included in Tommy Bahama associated with Tommy Bahama Canada acquisition	$392	$454
Change in fair value of contingent consideration included in Lilly Pulitzer	$—	$68

The increase in operating income was primarily due to the higher operating income in Lilly Pulitzer, partially offset by lower operating income in Tommy Bahama and a higher operating loss in Corporate and Other. Changes in operating income (loss) by operating group are discussed below.

Tommy Bahama:

	Second Quarter Fiscal 2015	Second Quarter Fiscal 2014	$ Change	% Change
Net sales	$165,842	$157,789	$8,053	5.1%
Gross margin	60.6%	61.8%
Operating income	$20,142	$21,758	$(1,616)	(7.4)%
Operating income as % of net sales	12.1%	13.8%
Amortization of intangible assets included in Tommy Bahama associated with Tommy Bahama Canada acquisition	$392	$454

The decrease in operating income for Tommy Bahama was primarily due to lower gross margins and higher SG&A which were partially offset by higher sales. The higher SG&A was primarily due to (1) $3.4 million of incremental SG&A associated with the cost of operating additional retail stores and restaurants, including set-up costs associated with new stores and restaurants and (2) higher costs to support the growing Tommy Bahama business.

Lilly Pulitzer:

	Second Quarter Fiscal 2015	Second Quarter Fiscal 2014	$ Change	% Change
Net sales	$64,676	$46,568	$18,108	38.9%
Gross margin	68.1%	66.9%
Operating income	$19,515	$11,177	$8,338	74.6%
Operating income as % of net sales	30.2%	24.0%
Change in fair value of contingent consideration included in Lilly Pulitzer	$—	$68

The increase in operating income in Lilly Pulitzer was primarily due to the higher net sales and gross margin. These items were partially offset by increased SG&A. The increased SG&A was primarily associated with (1) higher costs to support the growing business, reflecting increased infrastructure costs and advertising expense, (2) $1.2 million of incremental SG&A associated with the cost of operating additional retail stores and (3) $0.7 million of higher incentive compensation.

Lanier Clothes:

	Second Quarter Fiscal 2015	Second Quarter Fiscal 2014	$ Change	% Change
Net sales	$18,306	$21,318	$(3,012)	(14.1)%
Gross margin	31.7%	28.3%
Operating income	$1,483	$1,537	$(54)	(3.5)%
Operating income as % of net sales	8.1%	7.2%

The lower operating income for Lanier Clothes was primarily due to the reduction in net sales generally offset by higher gross margins and lower SG&A.

Corporate and Other:

	Second Quarter Fiscal 2015	Second Quarter Fiscal 2014	$ Change	% Change
Net sales	$1,865	$1,875	$(10)	(0.5)%
Operating loss	$(6,394)	$(4,913)	$(1,481)	(30.1)%
LIFO charge (credit) included in Corporate and Other	$714	$(168)

The lower operating results in Corporate and Other were primarily due to the net unfavorable impact of LIFO accounting in the Second Quarter of Fiscal 2015 compared to the Second Quarter of Fiscal 2014 and the lower operating results in Oxford Golf.

Interest expense, net

	Second Quarter Fiscal 2015	Second Quarter Fiscal 2014	$ Change	% Change
Interest expense, net	$737	$888	$(151)	(17.0)%

Interest expense for the Second Quarter of Fiscal 2015 decreased from the prior year primarily due to lower average borrowings outstanding and lower borrowing rates during the Second Quarter of Fiscal 2015 compared to the Second Quarter of Fiscal 2014.

Income taxes

	Second Quarter Fiscal 2015	Second Quarter Fiscal 2014	$ Change	% Change
Income taxes	$12,959	$11,382	$1,577	13.9%
Effective tax rate	38.1%	39.7%

Income tax expense for the Second Quarter of Fiscal 2015 increased, reflecting higher earnings partially offset by a lower effective tax rate. The lower effective tax rate in the Second Quarter of Fiscal 2015 compared to the Second Quarter of Fiscal 2014 primarily resulted from higher domestic earnings and reductions in foreign losses. Our effective tax rate for the full year of Fiscal 2015 is expected to generally be comparable to the effective tax rate incurred in the First Half of Fiscal 2015.

Net earnings from continuing operations

	Second Quarter Fiscal 2015	Second Quarter Fiscal 2014
Net earnings from continuing operations	$21,050	$17,289
Net earnings from continuing operations per diluted share	$1.27	$1.05
Weighted average shares outstanding - diluted	16,547	16,460

The primary reasons for the higher net earnings from continuing operations in the Second Quarter of Fiscal 2015 were higher operating income in Lilly Pulitzer, partially offset by lower operating income in Tommy Bahama and a larger operating loss in Corporate and Other, each as discussed above.

Discontinued operations

	Second Quarter Fiscal 2015	Second Quarter Fiscal 2014	$ Change	% Change
Loss from discontinued operations, net of taxes	$(2,633)	$(2,220)	$(413)	(18.6)%
Loss on sale of discontinued operations, net of taxes	$(20,437)	$—	$(20,437)	(100.0)%
Net loss from discontinued operations, net of taxes	$(23,070)	$(2,220)	$(20,850)	(939.2)%

The larger net loss from discontinued operations, net of taxes in the Second Quarter of Fiscal 2015 was primarily due to the loss on sale of the Ben Sherman operations in the Second Quarter of Fiscal 2015.

FIRST HALF OF FISCAL 2015 COMPARED TO FIRST HALF OF FISCAL 2014

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

	First Half Fiscal 2015		First Half Fiscal 2014		$ Change	% Change
Net sales	$511,084	100.0%	$470,116	100.0%	$40,968	8.7%
Cost of goods sold	205,605	40.2%	193,473	41.2%	12,132	6.3%
Gross profit	305,479	59.8%	276,643	58.8%	28,836	10.4%
SG&A	242,643	47.5%	220,783	47.0%	21,860	9.9%
Change in fair value of contingent consideration	—	—%	137	—%	(137)	(100.0)%
Royalties and other operating income	7,393	1.4%	6,569	1.4%	824	12.5%
Operating income	70,229	13.7%	62,292	13.3%	7,937	12.7%
Interest expense, net	1,512	0.3%	1,858	0.4%	(346)	(18.6)%
Earnings from continuing operations before income taxes	68,717	13.4%	60,434	12.9%	8,283	13.7%
Income taxes	26,344	5.2%	24,087	5.1%	2,257	9.4%
Net earnings from continuing operations	42,373	8.3%	36,347	7.7%	$6,026	16.6%
Net loss, including loss on sale, of discontinued operations, net of taxes	(27,138)	NM	(6,309)	NM	$(20,829)	(330.1)%
Net (loss) earnings	$15,235	NM	$30,038	NM	$(14,803)	(49.3)%

The discussion and tables below compare certain line items included in our statements of operations for the First Half of Fiscal 2015 to the First Half of Fiscal 2014. Each dollar and percentage change provided reflects the change between these periods unless indicated otherwise. Each dollar and share amount included in the tables is in thousands except for per share amounts. Individual line items of our consolidated statements of operations may not be directly comparable to those of our competitors, as classification of certain expenses may vary by company.

Unless otherwise indicated, all references to assets, liabilities, revenues and expenses in this report reflect continuing operations and exclude any amounts related to the discontinued operations of our Ben Sherman operating group, as discussed in Note 4 in our condensed consolidated financial statements included in this report.

Net Sales

	First Half Fiscal 2015	First Half Fiscal 2014	$ Change	% Change
Tommy Bahama	$338,511	$316,148	$22,363	7.1%
Lilly Pulitzer	123,654	96,939	26,715	27.6%
Lanier Clothes	44,478	50,064	(5,586)	(11.2)%
Corporate and Other	4,441	6,965	(2,524)	(36.2)%
Total net sales	$511,084	$470,116	$40,968	8.7%

Consolidated net sales increased $41.0 million, or 8.7%, in the First Half of Fiscal 2015 compared to the First Half of Fiscal 2014 reflecting net sales changes in each operating group, as discussed below. The following table presents the proportion of our consolidated net sales by distribution channel for each period presented:

	First Half Fiscal 2015	First Half Fiscal 2014
Full-price retail stores, outlets and warehouse sales	44%	42%
E-commerce	15%	13%
Restaurant	7%	7%
Wholesale	34%	38%
Total	100%	100%

Tommy Bahama:

The Tommy Bahama net sales increase of $22.4 million, or 7.1%, was primarily driven by (1) an incremental net sales increase of $12.6 million associated with the operation of additional full-price retail and outlet stores, (2) an $8.0 million, or 5%, increase in comparable store sales, which includes full-price retail stores and full-price e-commerce sales, to $167.7 million in the First Half of Fiscal 2015 from $159.7 million in the First Half of Fiscal 2014, (3) a $3.3 million increase in restaurant sales resulting from the operation of one additional restaurant and increased sales in existing restaurants and (4) a $0.8 million increase in e-commerce flash clearance sales. These increases in net sales were partially offset by a $2.4 million decrease in wholesale sales.

As of August 1, 2015, we operated 161 Tommy Bahama stores globally, consisting of 104 full-price retail stores, 15 restaurant-retail locations and 42 outlet stores. As of August 2, 2014 we operated 147 Tommy Bahama stores consisting of 94 full-price retail stores, 14 restaurant-retail locations and 39 outlet stores.

The following table presents the proportion of net sales by distribution channel for Tommy Bahama for each period presented:

	First Half Fiscal 2015	First Half Fiscal 2014
Full-price retail stores and outlets	51%	50%
E-commerce	14%	13%
Restaurant	11%	11%
Wholesale	24%	26%
Total	100%	100%

Lilly Pulitzer:

The Lilly Pulitzer net sales increase of $26.7 million, or 27.6%, was primarily a result of (1) a $15.6 million, or 31%, increase in comparable store sales to $66.6 million in the First Half of Fiscal 2015 compared to $51.0 million in the First Half of Fiscal 2014, (2) an incremental net sales increase of $5.3 million associated with retail stores opened in Fiscal 2014 and Fiscal 2015, (3) a $4.9 million increase in wholesale sales during the First Half of Fiscal 2015 and (4) $0.9 million higher sales at the annual warehouse sale. As of August 1, 2015, we operated 33 Lilly Pulitzer retail stores compared to 26 retail stores as of August 2, 2014.

The following table presents the proportion of net sales by distribution channel for Lilly Pulitzer for each period presented:

	First Half Fiscal 2015	First Half Fiscal 2014
Full-price retail stores and warehouse sales	40%	38%
E-commerce	23%	20%
Wholesale	37%	42%
Total	100%	100%

Lanier Clothes:

The decrease in net sales for Lanier Clothes of $5.6 million, or 11.2%, was primarily due to a decrease in net sales in the branded business partially offset by an increase in a private label pants program for a warehouse club. The lower sales in the branded business was primarily due to the exit from or reduction in certain replenishment and other programs.

Corporate and Other:

Corporate and Other net sales in each period primarily consist of the net sales of our Oxford Golf business and our Lyons, Georgia distribution center as well as the impact of the elimination of inter-company sales between operating groups. The decrease in sales in the First Half of Fiscal 2015 was primarily due to a reduction in Oxford Golf's private label sales.

Gross Profit

The table below presents gross profit by operating group and in total for the First Half of Fiscal 2015 and the First Half of Fiscal 2014 as well as the change between those two periods. Our gross profit and gross margin, which is calculated as gross profit divided by net sales, may not be directly comparable to those of our competitors, as statement of operations classification of certain expenses may vary by company.

	First Half Fiscal 2015	First Half Fiscal 2014	$ Change	% Change
Tommy Bahama	$205,706	$194,234	$11,472	5.9%
Lilly Pulitzer	84,149	64,317	19,832	30.8%
Lanier Clothes	13,251	14,382	(1,131)	(7.9)%
Corporate and Other	2,373	3,710	(1,337)	(36.0)%
Total gross profit	$305,479	$276,643	$28,836	10.4%
LIFO charge (credit) included in Corporate and Other	$384	$(47)

The increase in consolidated gross profit was primarily driven by higher net sales as discussed above. In addition to the impact of the changes in net sales, gross profit on a consolidated basis and for each operating group was impacted by the change in sales mix and gross margin within each operating group, as discussed below. The table below presents gross margin by operating group and in total for the First Half of Fiscal 2015 and First Half of Fiscal 2014.

	First Half Fiscal 2015	First Half Fiscal 2014
Tommy Bahama	60.8%	61.4%
Lilly Pulitzer	68.1%	66.3%
Lanier Clothes	29.8%	28.7%
Corporate and Other	NM	NM
Consolidated gross margin	59.8%	58.8%

On a consolidated basis, gross margin increased in the First Half of Fiscal 2015, primarily as a result of (1) Lilly Pulitzer, which has higher gross margins than our other operating groups, representing a greater proportion of consolidated net sales, (2) direct to consumer sales representing a greater proportion of consolidated net sales and (3) improved gross margins in Lilly Pulitzer and Lanier Clothes. These favorable items were partially offset by the lower gross margin in Tommy Bahama and the net unfavorable impact of LIFO accounting as compared to the prior period.

Tommy Bahama:

Tommy Bahama's gross margin in the First Half of Fiscal 2015 decreased from the First Half of Fiscal 2014. The reduction in gross margin reflected lower gross margins in both the direct to consumer and wholesale channels of distribution, which offset the favorable impact of a change in sales mix with direct to consumer sales representing a greater proportion of net sales. The lower direct to consumer gross margin was primarily due to a greater proportion of sales in our full-price stores and e-commerce website in the period occurring in connection with Tommy Bahama's Friends and Family, loyalty card and flip-side events, a greater proportion of total direct to consumer sales being outlet store and flash e-commerce sales and more significant in-store discounts in our outlet stores. The lower gross margin in the wholesale business was primarily a result of a greater proportion of wholesale sales being off-price sales.

Lilly Pulitzer:

The increase in gross margin for Lilly Pulitzer was primarily driven by (1) a change in sales mix towards the direct to consumer channel of distribution, which typically has higher gross margins than the wholesale channel of distribution, (2) higher gross margins in each channel of distribution and (3) fewer off-price sales in the current year.

Lanier Clothes:

The increase in gross margin for Lanier Clothes was primarily due to fewer markdowns associated with certain programs in the current year as well as a change in sales mix with a greater proportion of sales being higher gross margin programs.

Corporate and Other:

The gross profit in Corporate and Other in each period primarily reflects (1) the gross profit of our Oxford Golf and Lyons, Georgia distribution center operations, (2) the impact of LIFO accounting adjustments and (3) the impact of certain consolidating adjustments, including the elimination of inter-company sales between operating groups. The lower gross profit for Corporate and Other in the First Half of Fiscal 2015 was primarily due to the impact of lower sales and the net unfavorable impact of LIFO accounting. LIFO accounting resulted in a charge of $0.4 million in the First Half of Fiscal 2015 compared to a credit of less than $0.1 million in the First Half of Fiscal 2014.

SG&A

	First Half Fiscal 2015	First Half Fiscal 2014	$ Change	% Change
SG&A	242,643	220,783	$21,860	9.9%
SG&A as % of net sales	47.5%	47.0%
Amortization of intangible assets included in Tommy Bahama associated with Tommy Bahama Canada acquisition	$786	$897

The increase in SG&A was primarily due to (1) costs to support the growing Tommy Bahama and Lilly Pulitzer businesses, (2) $8.8 million of incremental costs in the First Half of Fiscal 2015 associated with additional Tommy Bahama retail stores and restaurants and Lilly Pulitzer stores and (3) $3.4 million of increased incentive compensation in the First Half of Fiscal 2015.

SG&A included $1.0 million of amortization of intangible assets in the First Half of Fiscal 2015 compared to $1.2 million in the First Half of Fiscal 2014. We anticipate that amortization of intangible assets for Fiscal 2015 will be approximately $2.0 million, with approximately $1.6 million of the amortization related to amortization of the intangible assets acquired as part of the Tommy Bahama Canada acquisition.

Royalties and other operating income

	First Half Fiscal 2015	First Half Fiscal 2014	$ Change	% Change
Royalties and other operating income	7,393	6,569	$824	12.5%

Royalties and other operating income in the First Half of Fiscal 2015 primarily reflect income received from third parties from the licensing of our Tommy Bahama and Lilly Pulitzer brands. The $0.8 million increase in royalties and other income reflects increased royalty income for both Tommy Bahama and Lilly Pulitzer.

Operating income (loss)

	First Half Fiscal 2015	First Half Fiscal 2014	$ Change	% Change
Tommy Bahama	$40,916	$41,620	$(704)	(1.7)%
Lilly Pulitzer	37,258	25,977	11,281	43.4%
Lanier Clothes	3,624	4,275	(651)	(15.2)%
Corporate and Other	(11,569)	(9,580)	(1,989)	(20.8)%
Total operating income	$70,229	$62,292	$7,937	12.7%
LIFO charge (credit) included in Corporate and Other	$384	$(47)
Amortization of intangible assets included in Tommy Bahama associated with Tommy Bahama Canada acquisition	$786	$897
Change in fair value of contingent consideration included in Lilly Pulitzer	$—	$137

The increase in operating income was primarily due to the higher operating income in Lilly Pulitzer partially offset by lower operating income in Tommy Bahama and Lanier Clothes and a higher operating loss in Corporate and Other. Changes in operating income (loss) by operating group are discussed below.

Tommy Bahama:

	First Half Fiscal 2015	First Half Fiscal 2014	$ Change	% Change
Net sales	$338,511	$316,148	$22,363	7.1%
Gross margin	60.8%	61.4%
Operating income	$40,916	$41,620	$(704)	(1.7)%
Operating income as % of net sales	12.1%	13.2%
Amortization of intangible assets included in Tommy Bahama associated with Tommy Bahama Canada acquisition	$786	$897

The lower operating income for Tommy Bahama was primarily due to the lower gross margin and higher SG&A partially offset by higher sales. The higher SG&A reflects (1) $6.8 million of incremental SG&A associated with the cost of operating additional retail stores and restaurants, including set-up costs associated with new stores and restaurants and (2) higher costs to support the growing Tommy Bahama business.

Lilly Pulitzer:

	First Half Fiscal 2015	First Half Fiscal 2014	$ Change	% Change
Net sales	$123,654	$96,939	$26,715	27.6%
Gross margin	68.1%	66.3%
Operating income	$37,258	$25,977	$11,281	43.4%
Operating income as % of net sales	30.1%	26.8%
Change in fair value of contingent consideration included in Lilly Pulitzer	$—	$137

The increase in operating income in Lilly Pulitzer was primarily due to the higher net sales and gross margin. These items were partially offset by increased SG&A. The increased SG&A was primarily associated with (1) higher costs to support the growing business, reflecting increased infrastructure costs and advertising expense, (2) $2.0 million of incremental SG&A associated with the cost of operating additional retail stores and (3) $1.6 million of higher incentive compensation.

Lanier Clothes:

	First Half Fiscal 2015	First Half Fiscal 2014	$ Change	% Change
Net sales	$44,478	$50,064	$(5,586)	(11.2)%
Gross margin	29.8%	28.7%
Operating income	$3,624	$4,275	$(651)	(15.2)%
Operating income as % of net sales	8.1%	8.5%

The lower operating income for Lanier Clothes was primarily due to the reduction in net sales partially offset by higher gross margin and lower SG&A.

Corporate and Other:

	First Half Fiscal 2015	First Half Fiscal 2014	$ Change	% Change
Net sales	$4,441	$6,965	$(2,524)	(36.2)%
Operating loss	$(11,569)	$(9,580)	$(1,989)	(20.8)%
LIFO charge (credit) included in Corporate and Other	$384	$(47)

The lower operating results in Corporate and Other were primarily due to the lower net sales in Oxford Golf's private label business, higher incentive compensation expense and the net unfavorable impact of LIFO accounting in the First Half of Fiscal 2015 compared to the First Half of Fiscal 2014.

Interest expense, net

	First Half Fiscal 2015	First Half Fiscal 2014	$ Change	% Change
Interest expense, net	$1,512	$1,858	$(346)	(18.6)%

Interest expense for the First Half of Fiscal 2015 decreased from the prior year primarily due to lower average borrowings outstanding and lower borrowing rates during the First Half of Fiscal 2015 compared to the First Half of Fiscal 2014.

Income taxes

	First Half Fiscal 2015	First Half Fiscal 2014	$ Change	% Change
Income taxes	$26,344	$24,087	$2,257	9.4%
Effective tax rate	38.3%	39.9%

Income tax expense for the First Half of Fiscal 2015 increased, reflecting higher earnings partially offset by a lower effective tax rate. The lower effective tax rate in the First Half of Fiscal 2015 compared to the First Half of Fiscal 2014 primarily resulted from higher domestic earnings and reductions in foreign losses. Our effective tax rate for the full year of Fiscal 2015 is expected to generally be comparable to the effective tax rate incurred in the First Half of Fiscal 2015.

Net earnings from continuing operations

	First Half Fiscal 2015	First Half Fiscal 2014
Net earnings from continuing operations	$42,373	$36,347
Net earnings from continuing operations per diluted share	$2.56	$2.21
Weighted average shares outstanding - diluted	16,536	16,455

The primary reasons for the higher net earnings from continuing operations in the First Half of Fiscal 2015 were higher operating income in Lilly Pulitzer, partially offset by lower operating income in Tommy Bahama and Lanier Clothes and a larger operating loss in Corporate and Other, each as discussed above.

Discontinued operations

	First Half Fiscal 2015	First Half Fiscal 2014	$ Change	% Change
Loss from discontinued operations, net of taxes	$(6,701)	$(6,309)	$(392)	(6.2)%
Loss on sale of discontinued operations, net of taxes	$(20,437)	$—	$(20,437)	(100.0)%
Net loss from discontinued operations, net of taxes	$(27,138)	$(6,309)	$(20,829)	(330.1)%

The larger net loss from discontinued operations, net of taxes in the First Half of Fiscal 2015 was primarily due to the loss on sale of the Ben Sherman operations in the Second Quarter of Fiscal 2015.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Our primary source of revenue and cash flow is the sale and distribution of apparel and other related products through our direct to consumer and wholesale channels of distribution. Our primary uses of cash flow include the purchase of products in the operation of our business, as well as operating expenses including employee compensation and benefits, occupancy-related costs, marketing and advertising costs, other general and administrative expenses and the payment of periodic interest payments related to our financing arrangements. Additionally, we use cash for the funding of capital expenditures and dividends and repayment of indebtedness. In the ordinary course of business, we maintain certain levels of inventory and extend credit to our wholesale customers. Thus, we require a certain amount of working capital to operate our business. If cash inflows are less than cash outflows, we have access to amounts under our revolving credit agreement, subject to its terms, which is described below. We may seek to finance our future cash requirements through various methods, including, but not limited to, cash flow from operations, borrowings under our current or additional credit facilities, sales of debt or equity securities and cash on hand.

As of August 1, 2015, we had $13.7 million of cash and cash equivalents on hand, with $45.0 million of borrowings outstanding and $182.1 million of availability under our U.S. Revolving Credit Agreement. We believe our balance sheet and anticipated positive cash flow from operating activities in the future provide us with ample opportunity to continue to invest in our brands and our direct to consumer initiatives in future periods.

Key Liquidity Measures

($ in thousands)	August 1, 2015	January 31, 2015	August 2, 2014	February 2, 2014
Total current assets	$225,015	$282,969	$250,338	$271,032
Total current liabilities	$117,539	$159,942	$131,684	$133,046
Working capital	$107,476	$123,027	$118,654	$137,986
Working capital ratio	1.91	1.77	1.90	2.04
Debt to total capital ratio	12%	27%	27%	35%

Our working capital ratio is calculated by dividing total current assets by total current liabilities. Current assets decreased from August 2, 2014 to August 1, 2015 primarily due to the disposal of the discontinued operations during the Second Quarter of Fiscal 2015 partially offset by increases in other current assets. The August 2, 2014 balance sheet included $48.9 million of current assets related to discontinued operations with no meaningful current assets related to discontinued operations as of August 1, 2015. Current liabilities decreased primarily due to (1) the $12.4 million reduction in contingent consideration and (2) the disposal of the discontinued operations during the Second Quarter of Fiscal 2015, resulting in a decrease in current liabilities related to discontinued operations from $14.9 million to $6.9 million, which were partially offset by increases in other current liabilities. Changes in current assets and current liabilities are discussed below.

For the ratio of debt to total capital, debt is defined as short-term and long-term debt included in continuing operations, and total capital is defined as debt plus shareholders' equity. Debt was $45.0 million at August 1, 2015 and $106.5 million at August 2, 2014, while shareholders’ equity was $324.7 million at August 1, 2015 and $285.5 million at August 2, 2014. The decrease in debt primarily resulted from the $59.3 million of proceeds related to the disposal of Ben Sherman as the net impact of positive cash flows from continuing operations were generally offset by the cash paid for capital expenditures, dividends and contingent consideration during the period. Shareholders' equity increased from August 2, 2014, primarily as a result of net earnings and the impact of shares issued pursuant to our stock plans less dividends paid and the change in accumulated other comprehensive loss during that period. Our debt levels and ratio of debt to total capital in future periods may not be comparable to historical amounts as we continue to assess, and possibly make changes to, our capital structure. Changes in our capital structure in the future, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Balance Sheet

The following tables set forth certain information included in our consolidated balance sheets (in thousands). Below each table are explanations for any significant changes in the balances from August 2, 2014 to August 1, 2015.

Current Assets:

	August 1, 2015	January 31, 2015	August 2, 2014	February 2, 2014
Cash and cash equivalents	$13,661	$5,281	$6,416	$8,483
Receivables, net	57,108	64,587	46,912	61,325
Inventories, net	104,786	120,613	107,866	117,090
Prepaid expenses, net	22,163	19,941	18,226	19,030
Deferred tax assets	27,248	24,424	21,995	20,375
Assets related to discontinued operations, net	49	48,123	48,923	44,729
Total current assets	$225,015	$282,969	$250,338	$271,032

Cash and cash equivalents as of August 1, 2015 was higher than our typical cash amounts maintained on an ongoing basis in our operations, which generally ranges from $5 million to $10 million at any given time. Any excess cash is typically used to repay amounts outstanding under our revolving credit agreements, but due to the receipt of cash late in the quarter and cash in foreign locations, certain cash amounts were not utilized to reduce outstanding debt until after quarter end.

The increase in receivables, net as of August 1, 2015 was primarily a result of higher receivables due from landlords reflecting the more significant leasehold improvement build out costs which had not been reimbursed as of quarter end, as well as higher credit card receivables. Inventories, net as of August 1, 2015 decreased from August 2, 2014 primarily as a result of lower inventories in Lanier Clothes reflecting lower anticipated sales and lower inventory levels in certain replenishment programs, which were partially offset by increased inventories in Tommy Bahama and Lilly Pulitzer to support anticipated sales increases, particularly in the direct to consumer channels of distribution. The increase in prepaid expenses, net at August 1, 2015 from August 2, 2014 was primarily due to an increase in prepaid income taxes as well as the growth in our business and the timing of payment and recognition of the related expense for certain prepaid items including rent, advertising and samples.

Deferred tax assets increased from August 2, 2014 primarily reflecting the impact of higher incentive compensation amounts, changes in certain reserves and a change in timing differences associated with inventory, due in part to a significant LIFO accounting charge in the Fourth Quarter of Fiscal 2014. The decrease in assets related to discontinued operations, net reflects our disposition of the Ben Sherman discontinued operations during the Second Quarter of Fiscal 2015.

Non-current Assets:

	August 1, 2015	January 31, 2015	August 2, 2014	February 2, 2014
Property and equipment, net	$170,283	$146,039	$136,186	$133,321
Intangible assets, net	145,010	146,135	148,264	149,169
Goodwill	17,254	17,295	17,444	17,399
Other non-current assets, net	22,753	22,529	23,535	23,121
Assets related to discontinued operations, net	—	31,747	33,312	33,263
Total non-current assets	$355,300	$363,745	$358,741	$356,273

The increase in property and equipment, net at August 1, 2015 from August 2, 2014 primarily reflects capital expenditures in the twelve months ended August 1, 2015 partially offset by depreciation expense subsequent to August 2, 2014 as well as the impact of changes in foreign currency exchange rates during that period. The decrease in intangible assets, net at August 1, 2015 was primarily due to the amortization of intangible assets subsequent to August 2, 2014, as well as the impact of foreign currency exchange rates on certain intangible assets. The decrease in assets related to discontinued operations, net reflects our disposition of the Ben Sherman discontinued operations in the Second Quarter of Fiscal 2015.

Liabilities:

	August 1, 2015	January 31, 2015	August 2, 2014	February 2, 2014
Total current liabilities	$117,539	$159,942	$131,684	$133,046
Long-term debt	45,000	104,842	106,516	137,592
Non-current contingent consideration	—	—	—	12,225
Other non-current liabilities	63,420	56,287	50,221	49,811
Non-current deferred income taxes	29,700	29,467	29,309	28,016
Non-current liabilities related to discontinued operations	—	5,571	5,862	6,452
Total liabilities	$255,659	$356,109	$323,592	$367,142

Current liabilities as of August 1, 2015 decreased compared to August 2, 2014 reflecting (1) the $12.4 million reduction of contingent consideration as a result of the First Quarter of Fiscal 2015 payment of the final contingent consideration amounts associated with the Lilly Pulitzer acquisition, (2) our disposition of the Ben Sherman discontinued operations, which reduced liabilities related to discontinued operations by $8.0 million and (3) a decrease in accounts payable of $4.1 million. These decreases were partially offset by an increase in accrued compensation of $6.9 million, with the majority of the increase in accrued compensation related to Lilly Pulitzer, and an increase in other accrued expenses and liabilities.

The decrease in long-term debt primarily resulted from the $59.3 million of proceeds received from the sale of Ben Sherman in the Second Quarter of Fiscal 2015 as the net impact of positive cash flows from continuing operations were offset by the cash paid for capital expenditures, dividends and contingent consideration during the period.

Other non-current liabilities increased as of August 1, 2015 compared to August 2, 2014 primarily due to increases in deferred rent liabilities, including tenant improvement allowances from landlords. The decrease in liabilities related to discontinued operations reflects our disposition of the Ben Sherman discontinued operations in the Second Quarter of Fiscal 2015.

Statement of Cash Flows

The following table sets forth the net cash flows, including continuing and discontinued operations, for the First Half of Fiscal 2015 and First Half of Fiscal 2014 (in thousands):

	First Half Fiscal 2015	First Half Fiscal 2014
Net cash provided by operating activities	$72,731	$59,914
Net cash provided by (used in) investing activities	17,911	(19,576)
Net cash used in financing activities	(82,801)	(42,056)
Net change in cash and cash equivalents	$7,841	$(1,718)

Cash and cash equivalents on hand were $13.7 million and $6.4 million at August 1, 2015 and August 2, 2014, respectively. Changes in cash flows in the First Half of Fiscal 2015 and the First Half of Fiscal 2014 related to operating activities, investing activities and financing activities are discussed below.

Operating Activities:

In the First Half of Fiscal 2015 and First Half of Fiscal 2014, operating activities provided $72.7 million and $59.9 million of cash, respectively. The cash flow from operating activities was primarily the result of net earnings for the relevant period adjusted, as applicable, for non-cash activities including depreciation, amortization, equity-based compensation expense, loss on sale of discontinued operations and the net impact of changes in our working capital accounts. In the First Half of Fiscal 2015 the more significant changes in cash flow were a decrease in inventories, net and receivables, net and an increase in non-current liabilities, each of which increased cash flow from operations and a decrease in current liabilities which decreased cash flow from operations. In the First Half of Fiscal 2014 the more significant changes in cash flow were a decrease in receivables, net and inventories, net, each of which increased cash flow from operations and a decrease in current liabilities which decreased cash flow from operations.

Investing Activities:

During the First Half of Fiscal 2015 and First Half of Fiscal 2014, investing activities provided $17.9 million and used $19.6 million of cash, respectively. In the First Half of Fiscal 2015, we obtained $59.3 million of proceeds for the sale of our Ben Sherman business, which was partially offset by the use of $41.4 million for capital expenditures, which primarily related to costs associated with new retail stores and restaurants; information technology initiatives, including e-commerce enhancements; and retail store and restaurant remodeling and facility enhancements, including the build-out of Tommy Bahama's new office in Seattle and the acquisition of additional distribution center space for Lilly Pulitzer. In the First Half of Fiscal 2014 , all investing cash flow activities consisted of our capital expenditures.

Financing Activities:

During the First Half of Fiscal 2015 and First Half of Fiscal 2014, financing activities used $82.8 million and $42.1 million of cash, respectively. In the First Half of Fiscal 2015, we decreased debt as cash provided by our operating activities and the proceeds from the sale of Ben Sherman exceeded our cash requirements for capital expenditures, contingent consideration payments and dividends. In the First Half of Fiscal 2014, we decreased debt as cash provided by our operating activities exceeded our cash requirements for capital expenditures, dividends and contingent consideration payments.

Liquidity and Capital Resources

We had $45.0 million of borrowings outstanding as of August 1, 2015 under our $235 million U.S. Revolving Credit Facility ("U.S. Revolving Credit Agreement"). The U.S. Revolving Credit Agreement generally (i) is limited to a borrowing base consisting of specified percentages of eligible categories of assets, (ii) accrues variable-rate interest (weighted average borrowing rate of 1.7% as of August 1, 2015), unused line fees and letter of credit fees based upon a pricing grid which is tied to average unused availability and/or utilization, (iii) requires periodic interest payments with principal due at maturity (November 2018) and (iv) is generally secured by a first priority security interest in the accounts receivable, inventory, general intangibles and eligible trademarks, investment property (including the equity interests of certain subsidiaries), deposit accounts, inter-company obligations, equipment, goods, documents, contracts, books and records and other personal property of Oxford Industries, Inc. and substantially all of its domestic subsidiaries.

To the extent cash flow needs exceed cash flow provided by our operations we will have access, subject to its terms, to our line of credit to provide funding for operating activities, capital expenditures and acquisitions, if any. Our credit facility is also used to finance trade letters of credit for product purchases, which reduce the amounts available under our line of credit when issued. As of August 1, 2015, $4.5 million of letters of credit were outstanding against our U.S. Revolving Credit Agreement. After considering these limitations and the amount of eligible assets in our borrowing base, as applicable, as of August 1, 2015, we had $182.1 million in unused availability under the U.S. Revolving Credit Agreement, subject to the certain limitations on borrowings.

Covenants and Other Restrictions:
Our U.S. Revolving Credit Agreement is subject to a number of affirmative covenants regarding the delivery of financial information, compliance with law, maintenance of property, insurance requirements and conduct of business. Also, our credit facility is subject to certain negative covenants or other restrictions including, among other things, limitations on our ability to (i) incur debt, (ii) guaranty certain obligations, (iii) incur liens, (iv) pay dividends to shareholders, (v) repurchase shares of our common stock, (vi) make investments, (vii) sell assets or stock of subsidiaries, (viii) acquire assets or businesses, (ix) merge or consolidate with other companies or (x) prepay, retire, repurchase or redeem debt.
Additionally, our U.S. Revolving Credit Agreement contains a financial covenant that applies if unused availability under the U.S. Revolving Credit Agreement for three consecutive days is less than the greater of (i) $23.5 million or (ii) 10% of the total revolving commitments. In such case, our fixed charge coverage ratio as defined in the U.S. Revolving Credit Agreement must not be less than 1.0 to 1.0 for the immediately preceding 12 fiscal months for which financial statements have been delivered. This financial covenant continues to apply until we have maintained unused availability under the U.S. Revolving Credit Agreement of more than the greater of (i) $23.5 million or (ii) 10% of the total revolving commitments for 30 consecutive days.

We believe that the affirmative covenants, negative covenants, financial covenants and other restrictions under our U.S. Revolving Credit Agreement are customary for those included in similar facilities entered into at the time we entered into our agreement. During the First Half of Fiscal 2015 and as of August 1, 2015, no financial covenant testing was required pursuant to our U.S. Revolving Credit Agreement as the minimum availability threshold was met at all times. As of August 1, 2015, we were compliant with all covenants related to our U.S. Revolving Credit Agreement.

Other Liquidity Items:

We anticipate that we will be able to satisfy our ongoing cash requirements, which generally consist of working capital and other operating activity needs, capital expenditures, interest payments on our debt and dividends, if any, primarily from positive cash flow from operations supplemented by borrowings under our line of credit. Our need for working capital is typically seasonal with the greatest requirements generally in the fall and spring of each year. Our capital needs will depend on many factors including our growth rate, the need to finance inventory levels and the success of our various products. We anticipate that at the maturity of any of our U.S. Revolving Credit Agreement or as otherwise deemed appropriate, we will be able to refinance the facility and debt with terms available in the market at that time. The terms of any future financing arrangements may not be as favorable as the terms of the current agreement or current market terms.

Our contractual obligations as of August 1, 2015 have not changed materially from the contractual obligations outstanding at January 31, 2015, as disclosed in our Annual Report on Form 10-K for Fiscal 2014 filed with the SEC, other than changes in the amounts outstanding under our U.S. Revolving Credit Agreement, as discussed above and the satisfaction and termination of our prior U.K. revolving credit agreement in connection with our sale of the Ben Sherman business.

Our capital expenditures for Fiscal 2015, including the $41.4 million incurred in the First Half of Fiscal 2015, are expected to be approximately $70 million compared to $50.4 million for the full year of Fiscal 2014. These expenditures include investments associated with the new leased space for Tommy Bahama’s Seattle office, the Waikiki retail-restaurant location, and additional distribution space for Lilly Pulitzer, as well as new retail stores, information technology initiatives and store remodeling. Of the $70 million of capital expenditures, approximately $13 million is expected to be funded by landlords through tenant improvement allowances.

Off Balance Sheet Arrangements

We have not entered into agreements which meet the SEC’s definition of an off balance sheet financing arrangement, other than operating leases, and have made no financial commitments to or guarantees with respect to any unconsolidated subsidiaries or special purpose entities.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. On an ongoing basis, we evaluate our estimates, including those related to receivables, inventories, goodwill, intangible assets, income taxes, contingencies and other accrued expenses. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that we have appropriately applied our critical accounting policies. However, in the event that inappropriate assumptions or methods were used relating to our critical accounting policies, our consolidated statements of operations could be misstated. Our critical accounting policies and estimates are discussed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for Fiscal 2014. There have not been any significant changes to the application of our critical accounting policies and estimates during the First Half of Fiscal 2015.

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
We anticipate that as our retail store operations increase in the future, the third quarter will continue to be our smallest net sales and operating income quarter and the percentage of the full year net sales and operating income generated in the third quarter will continue to decrease, absent any other factors that might impact seasonality. As the timing and magnitude of certain unusual or non-recurring items, economic conditions, wholesale product shipments, weather or other factors affecting the retail business may vary from one year to the next, we do not believe net sales or operating income for any particular quarter or the distribution of net sales and operating income for Fiscal 2014 are necessarily indicative of anticipated results for the full fiscal year or expected distribution in future years.
Additionally, the Fourth Quarter of Fiscal 2014 included a LIFO accounting charge of $2.6 million which reduced operating income, and no significant LIFO accounting charges in the other quarters of Fiscal 2014.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain interest rate, foreign currency, commodity and inflation risks as discussed in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for Fiscal 2014. There have not been any significant changes in our exposure to these risks during the First Half of Fiscal 2015 except that as a result of the disposal of Ben Sherman, we no longer have any exposure related to our prior U.K. revolving credit agreement and no longer have any foreign currency forward exchange contracts as of August 1, 2015. Further, as a result of our disposal of the Ben Sherman operations, we no longer have any significant operations in the United Kingdom or Europe with our only significant international operations now being Tommy Bahama's operations in Canada and the Asia Pacific region, which in the aggregate represented less than 5% of our consolidated net sales in Fiscal 2014.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the Second Quarter of Fiscal 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the ordinary course of business, we may become subject to litigation or claims. We are not currently a party to any litigation or regulatory action that we believe could reasonably be expected to have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 1A. RISK FACTORS

Our business is subject to numerous risks.  Investors should carefully consider the factors discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for Fiscal 2014, which could materially affect our business, financial condition or operating results.  The risks described in our Annual Report on Form 10-K for Fiscal 2014, as amended and updated in this Form 10-Q, are not the only risks facing our company.

The following is an update to the risk factor in our Annual Report on Form 10-K for Fiscal 2014 under the caption, “There are risks associated with the announcement of our pursuit of strategic alternatives to sell our Ben Sherman operations, which could adversely affect our ongoing operations, divert management’s attention and negatively impact our results of operations.”

There are risks associated with the sale of our former Ben Sherman business, including the possibility that we may incur unexpected liabilities or be unable to efficiently deploy our resources in the future.

On March 26, 2015, we announced that we were pursuing a sale of our former Ben Sherman business.  The transaction was completed on July 17, 2015.

Although the proceeds of the transaction, other than amounts subject to adjustment based on among other things the actual debt and net working capital of the Ben Sherman business on the closing date, have been paid to us, the purchaser has a period following the transaction’s closing during which it may assert claims against us in respect of our warranties under the sale agreement. As a result, we may become responsible for unexpected liabilities, some of which may be triggered or increased by the purchaser’s operation of the Ben Sherman business following the transaction.  These liabilities, individually or in the aggregate, could adversely affect our financial condition and results of operations.

Also, our sale of the Ben Sherman business may result in underutilization of our retained resources if exited operations are not replaced with new lines of business either internally or through acquisition, which may also occur as we wind down transitional support services we are continuing to provide to the purchaser of the Ben Sherman business.  There can be no guarantee that we will be able to replace the sales related to our former Ben Sherman business or appropriately utilize our remaining resources, which may adversely impact our results of operations.

In addition, as part of the sale transaction, obligations under certain Ben Sherman-related contracts, including real property leases, with third parties were transferred as part of the transaction. In certain situations, we may remain secondarily liable for Ben Sherman’s obligations under these contracts, and any liabilities we could incur would be triggered by the purchaser or the Ben Sherman business following the closing of the transaction.  Although we may be entitled to remedies against the purchaser if we incur any such liabilities, there can be no assurances that we will be able to enforce or collect all or any portion of the liabilities we suffer, which may be material.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)         During the Second Quarter of Fiscal 2015, we did not make any unregistered sales of our equity securities.

(c)          We have certain stock incentive plans as described in Note 7 to our consolidated financial statements included in our Annual Report on Form 10-K for Fiscal 2014, all of which are publicly announced plans. Under the plans, we can repurchase shares from employees to cover employee tax liabilities related to the vesting of equity awards. During the Second Quarter of Fiscal 2015, no shares were purchased by us pursuant to these plans.

In Fiscal 2012, our Board of Directors authorized us to spend up to $50 million to repurchase shares of our stock. This authorization superseded and replaced all previous authorizations to repurchase shares of our stock and has no automatic expiration. As of August 1, 2015, no shares of our stock had been repurchased pursuant to this authorization.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

2.1
Agreement for the Sale and Purchase of the Entire Issued Share Capital of Ben Sherman Limited and 100% of the Limited Liability Company Interests in Ben Sherman Clothing LLC, dated July 17, 2015, between the Company and Ben Sherman UK Acquisition Limited. Incorporated by reference to Exhibit 2.1 to the Company's Form 8-K filed on July 22, 2015.

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

September 3, 2015	OXFORD INDUSTRIES, INC.
(Registrant)

/s/ K. Scott Grassmyer
K. Scott Grassmyer
Executive Vice President - Finance, Chief Financial Officer and Controller
(Authorized Signatory)