Form 10-Q
period 2015-10-31
OXFORD INDUSTRIES INC
filed 2015-12-09
CIK 75288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2015

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of shares outstanding
Title of each class	as of December 4, 2015
Common Stock, $1 par value	16,581,320

OXFORD INDUSTRIES, INC.
INDEX TO FORM 10-Q
For the Third Quarter of Fiscal 2015

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

Our SEC filings and public announcements may include forward-looking statements about future events. Generally, the words "believe," "expect," "intend," "estimate," "anticipate," "project," "will" and similar expressions identify forward-looking statements, which are not historical in nature. We intend for all forward-looking statements contained herein, in our press releases or on our website, and all subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf, to be covered by the safe harbor provisions for forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (which Sections were adopted as part of the Private Securities Litigation Reform Act of 1995). Such statements are subject to a number of risks, uncertainties and assumptions including, without limitation, the impact of economic conditions on consumer demand and spending, particularly in light of general economic uncertainty that continues to prevail, demand for our products, competitive conditions, timing of shipments requested by our wholesale customers, expected pricing levels, retention of and disciplined execution by key management, the timing and cost of store openings and of planned capital expenditures, weather, costs of products as well as the raw materials used in those products, costs of labor, acquisition and disposition activities, expected outcomes of pending or potential litigation and regulatory actions, access to capital and/or credit markets and the impact of foreign losses on our effective tax rate. Forward-looking statements reflect our current expectations, based on currently available information, and are not guarantees of performance. Although we believe that the expectations reflected in such forward-looking statements are reasonable, these expectations could prove inaccurate as such statements involve risks and uncertainties, many of which are beyond our ability to control or predict. Should one or more of these risks or uncertainties, or other risks or uncertainties not currently known to us or that we currently deem to be immaterial, materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Important factors relating to these risks and uncertainties include, but are not limited to, those described in Part I, Item 1A. Risk Factors contained in our Annual Report on Form 10-K for Fiscal 2014, as updated by Part II, Item 1A. Risk Factors in our Quarterly Report on Form 10-Q for the Second Quarter of Fiscal 2015, and those described from time to time in our future reports filed with the SEC. We caution that one should not place undue reliance on forward-looking statements, which speak only as of the date on which they are made. We disclaim any intention, obligation or duty to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

Fiscal 2016	52 weeks ending January 28, 2017
Fiscal 2015	52 weeks ending January 30, 2016
Fiscal 2014	52 weeks ended January 31, 2015
Fourth Quarter Fiscal 2015	13 weeks ending January 30, 2016
Third Quarter Fiscal 2015	13 weeks ended October 31, 2015
Second Quarter Fiscal 2015	13 weeks ended August 1, 2015
First Quarter Fiscal 2015	13 weeks ended May 2, 2015
Fourth Quarter Fiscal 2014	13 weeks ended January 31, 2015
Third Quarter Fiscal 2014	13 weeks ended November 1, 2014
Second Quarter Fiscal 2014	13 weeks ended August 2, 2014
First Quarter Fiscal 2014	13 weeks ended May 3, 2014
First Nine Months Fiscal 2015	39 weeks ended October 31, 2015
First Nine Months Fiscal 2014	39 weeks ended November 1, 2014

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OXFORD INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
($ in thousands, except par amounts)
(unaudited)

	October 31, 2015	January 31, 2015	November 1, 2014
ASSETS
Current Assets
Cash and cash equivalents	$6,558	$5,281	$6,275
Receivables, net	60,344	64,587	70,269
Inventories, net	120,559	120,613	118,105
Prepaid expenses, net	26,570	19,941	25,278
Deferred tax assets	26,406	24,424	21,767
Assets related to discontinued operations, net	—	48,123	40,886
Total Current Assets	$240,437	$282,969	$282,580
Property and equipment, net	183,482	146,039	143,480
Intangible assets, net	144,491	146,135	147,478
Goodwill	17,238	17,295	17,401
Other non-current assets, net	22,400	22,529	22,558
Assets related to discontinued operations, net	—	31,747	32,197
Total Assets	$608,048	$646,714	$645,694

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$63,855	$72,785	$59,620
Accrued compensation	28,820	27,075	22,881
Income tax payable	—	5,282	440
Other accrued expenses and liabilities	24,049	24,921	22,421
Contingent consideration	—	12,500	12,431
Liabilities related to discontinued operations	6,208	17,379	14,436
Total Current Liabilities	$122,932	$159,942	$132,229
Long-term debt	68,744	104,842	143,516
Other non-current liabilities	66,936	56,287	54,138
Non-current deferred income taxes	29,507	29,467	28,800
Liabilities related to discontinued operations	—	5,571	6,142
Commitments and contingencies
Shareholders’ Equity
Common stock, $1.00 par value per share	16,582	16,478	16,473
Additional paid-in capital	123,698	119,052	117,622
Retained earnings	185,850	185,229	172,907
Accumulated other comprehensive loss	(6,201)	(30,154)	(26,133)
Total Shareholders’ Equity	$319,929	$290,605	$280,869
Total Liabilities and Shareholders’ Equity	$608,048	$646,714	$645,694

See accompanying notes.

OXFORD INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
($ in thousands, except per share amounts)
 (unaudited)

	Third Quarter Fiscal 2015	Third Quarter Fiscal 2014	First Nine Months Fiscal 2015	First Nine Months Fiscal 2014
Net sales	$198,624	$201,178	$709,708	$671,294
Cost of goods sold	90,735	97,313	296,340	290,786
Gross profit	$107,889	$103,865	$413,368	$380,508
SG&A	112,694	102,891	355,337	323,674
Change in fair value of contingent consideration	—	69	—	206
Royalties and other operating income	3,639	3,483	11,032	10,052
Operating (loss) income	$(1,166)	$4,388	$69,063	$66,680
Interest expense, net	449	730	1,961	2,588
(Loss) earnings from continuing operations before income taxes	$(1,615)	$3,658	$67,102	$64,092
Income taxes	(225)	1,886	26,119	25,973
Net (loss) earnings from continuing operations	$(1,390)	$1,772	$40,983	$38,119
Net loss, including loss on sale, of discontinued operations, net of taxes	(754)	(1,846)	(27,892)	(8,155)
Net (loss) earnings	$(2,144)	$(74)	$13,091	$29,964
Net (loss) earnings from continuing operations per share:
Basic	$(0.08)	$0.11	$2.49	$2.32
Diluted	$(0.08)	$0.11	$2.48	$2.32
Net loss, including loss on sale, of discontinued operations, net of taxes, per share:
Basic	$(0.05)	$(0.11)	$(1.70)	$(0.50)
Diluted	$(0.05)	$(0.11)	$(1.69)	$(0.50)
Net (loss) earnings per share:
Basic	$(0.13)	$—	$0.80	$1.82
Diluted	$(0.13)	$—	$0.79	$1.82
Weighted average shares outstanding:
Basic	16,457	16,435	16,451	16,426
Diluted	16,457	16,435	16,544	16,461
Dividends declared per share	$0.25	$0.21	$0.75	$0.63

See accompanying notes.

OXFORD INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($ in thousands)
(unaudited)

	Third Quarter Fiscal 2015	Third Quarter Fiscal 2014	First Nine Months Fiscal 2015	First Nine Months Fiscal 2014
Net (loss) earnings	$(2,144)	$(74)	$13,091	$29,964
Other comprehensive income, net of taxes:
Foreign currency translation (loss) gain	(57)	(3,066)	24,699	(2,957)
Net unrealized income (loss) on cash flow hedges	—	634	(746)	442
Total other comprehensive (loss) income, net of taxes	$(57)	$(2,432)	$23,953	$(2,515)
Comprehensive (loss) income	$(2,201)	$(2,506)	$37,044	$27,449

See accompanying notes.

OXFORD INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)
(unaudited)

	First Nine Months Fiscal 2015	First Nine Months Fiscal 2014
Cash Flows From Operating Activities:
Net earnings	$13,091	$29,964
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	25,438	25,881
Amortization of intangible assets	1,490	1,883
Change in fair value of contingent consideration	—	206
Amortization of deferred financing costs	289	288
Loss on sale of discontinued operations	20,437	—
Equity compensation expense	3,758	2,848
Deferred income taxes	(767)	(630)
Changes in working capital, net of acquisitions and dispositions:
Receivables, net	11,006	(5,377)
Inventories, net	808	(2,920)
Prepaid expenses, net	(6,888)	(5,624)
Current liabilities	(11,071)	(10,084)
Other non-current assets, net	593	195
Other non-current liabilities	10,428	4,051
Net cash provided by operating activities	$68,612	$40,681
Cash Flows From Investing Activities:
Purchases of property and equipment	(63,217)	(36,549)
Proceeds from sale of discontinued operations	59,336	—
Investment in unconsolidated entity	(1,100)	—
Net cash used in investing activities	$(4,981)	$(36,549)
Cash Flows From Financing Activities:
Repayment of revolving credit arrangements	(272,953)	(244,242)
Proceeds from revolving credit arrangements	234,051	250,338
Payment of contingent consideration	(12,500)	(2,500)
Proceeds from issuance of common stock, including excess tax benefits	991	812
Dividends paid	(12,474)	(10,399)
Net cash used in financing activities	$(62,885)	$(5,991)
Net change in cash and cash equivalents	$746	$(1,859)
Effect of foreign currency translation on cash and cash equivalents	531	(349)
Cash and cash equivalents at the beginning of year	5,281	8,483
Cash and cash equivalents at the end of the period	$6,558	$6,275
Supplemental disclosure of cash flow information:
Cash paid for interest, net	$1,858	$2,537
Cash paid for income taxes	$32,141	$37,658

See accompanying notes.

OXFORD INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
THIRD QUARTER OF FISCAL 2015

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

	Third Quarter Fiscal 2015	Third Quarter Fiscal 2014	First Nine Months Fiscal 2015	First Nine Months Fiscal 2014
Net sales
Tommy Bahama	$124,101	$125,387	$462,612	$441,535
Lilly Pulitzer	44,050	36,045	167,704	132,984
Lanier Clothes	26,159	35,886	70,637	85,950
Corporate and Other	4,314	3,860	8,755	10,825
Total net sales	$198,624	$201,178	$709,708	$671,294
Depreciation and amortization
Tommy Bahama	$7,189	$6,768	$20,656	$20,190
Lilly Pulitzer	1,420	1,167	4,054	3,317
Lanier Clothes	111	106	332	240
Corporate and Other	371	500	1,213	1,758
Total depreciation and amortization	$9,091	$8,541	$26,255	$25,505
Operating income (loss)
Tommy Bahama	$(6,289)	$374	$34,627	$41,994
Lilly Pulitzer	5,109	4,131	42,367	30,108
Lanier Clothes	3,041	3,417	6,665	7,692
Corporate and Other	(3,027)	(3,534)	(14,596)	(13,114)
Total operating (loss) income	$(1,166)	$4,388	$69,063	$66,680
Interest expense, net	449	730	1,961	2,588
(Loss) earnings from continuing operations before income taxes	$(1,615)	$3,658	$67,102	$64,092

3.
Accumulated Other Comprehensive Loss: The following tables detail the changes in our accumulated other comprehensive loss by component (in thousands), net of related income taxes, for the periods specified:

Third Quarter Fiscal 2015	Foreign currency translation gain (loss)	Net unrealized gain (loss) on cash flow hedges	Accumulated other comprehensive income (loss)
Beginning balance	$(6,144)	$—	$(6,144)
Total other comprehensive loss, net of taxes	(57)	—	(57)
Ending balance	$(6,201)	$—	$(6,201)
Third Quarter Fiscal 2014	Foreign currency translation gain (loss)	Net unrealized gain (loss) on cash flow hedges	Accumulated other comprehensive income (loss)
Beginning balance	$(23,174)	$(527)	$(23,701)
Total other comprehensive (loss) income, net of taxes	(3,066)	634	(2,432)
Ending balance	$(26,240)	$107	$(26,133)
First Nine Months Fiscal 2015	Foreign currency translation gain (loss)	Net unrealized gain (loss) on cash flow hedges	Accumulated other comprehensive income (loss)
Beginning balance	$(30,900)	$746	$(30,154)
Total other comprehensive income (loss), net of taxes	24,699	(746)	23,953
Ending balance	$(6,201)	$—	$(6,201)
First Nine Months Fiscal 2014	Foreign currency translation gain (loss)	Net unrealized gain (loss) on cash flow hedges	Accumulated other comprehensive income (loss)
Beginning balance	$(23,283)	$(335)	$(23,618)
Total other comprehensive (loss) income, net of taxes	(2,957)	442	(2,515)
Ending balance	$(26,240)	$107	$(26,133)

Substantially all the change in accumulated other comprehensive loss during the First Nine Months of Fiscal 2015 resulted from the sale of our discontinued operations as the related amounts previously classified in accumulated other comprehensive loss were recognized in net loss from discontinued operations, net of taxes in our consolidated statement of operations. No material amounts of accumulated other comprehensive loss were reclassified from accumulated other comprehensive loss into our consolidated statements of operations during the Third Quarter of Fiscal 2015, the Third Quarter of Fiscal 2014 or First Nine Months of Fiscal 2014.

4.
Discontinued Operations: On July 17, 2015, we entered into a sale and purchase agreement with an unrelated party, Ben Sherman UK Acquisition Limited, pursuant to which we sold 100% of the equity interests of our Ben Sherman business, consisting of Ben Sherman Limited and its subsidiaries and Ben Sherman Clothing LLC, for £40.8 million. The final purchase price received by us is subject to adjustment based on, among other things, the actual debt and net working capital of the Ben Sherman business on the closing date, which is expected to be finalized during the Fourth Quarter of Fiscal 2015. The loss on our sale of the Ben Sherman business was estimated for purposes of our October 31, 2015 consolidated financial statements. We do not anticipate significant operations or earnings related to the discontinued operations in future periods, with cash flow attributable to discontinued operations in future periods primarily limited to the post-closing purchase price adjustments and amounts associated with a lease obligation of the Ben Sherman business which we retained in connection with the transaction. Changes to the estimates included in our loss on sale of discontinued operations and liabilities related to discontinued operations as of October 31, 2015, including actual amounts payable in connection with the retained lease obligation, the estimated post-closing purchase price adjustment or accrued expenses related to the transaction may result in an adjustment to our loss on the sale transaction or discontinued operations in future periods.

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

We have not classified as discontinued operations any corporate or shared service expenses historically charged to Ben Sherman which we determined may not be eliminated as a result of its disposal or any transitional services income amounts. Recognizing these expenses and income as continuing operations in Corporate and Other reflects the uncertainty of whether there will be a reduction in such corporate or shared service expenses in the future as a result of the sale of Ben Sherman. Interest expense under our prior U.K. revolving credit agreement, which was satisfied in connection with the transaction, is the only interest expense included in discontinued operations in our consolidated financial statements as this represents the interest expense directly attributable to the discontinued operations.

The following represents major classes of assets and liabilities related to the discontinued operations included in our consolidated balance sheets as of the following dates (in thousands):

	October 31, 2015	January 31, 2015	November 1, 2014
Receivables, net	$—	$14,517	$9,918
Inventories, net	—	27,602	27,685
Other current assets, net	—	6,004	3,285
Property and equipment, net	—	9,037	8,029
Intangible assets, net	—	21,635	23,015
Other non-current assets, net	—	1,075	1,155
Total assets	$—	$79,870	$73,087

Accounts payable and other accrued expenses	$6,208	$13,253	$10,393
Short-term debt	—	4,126	4,043
Non-current liabilities	—	1,826	1,537
Deferred income taxes	—	3,745	4,605
Total liabilities	$6,208	$22,950	$20,578

Net (liabilities) assets	$(6,208)	$56,920	$52,509
Operating results of the discontinued operations are shown below (in thousands):

	Third Quarter Fiscal 2015	Third Quarter Fiscal 2014	First Nine Months Fiscal 2015	First Nine Months Fiscal 2014
Net sales	$—	$18,279	$28,081	$52,058
Cost of goods sold	—	9,198	17,414	26,877
Gross profit	$—	$9,081	$10,667	$25,181
SG&A	562	12,100	20,668	36,945
Royalties and other operating income	—	1,237	1,919	2,984
Operating loss	$(562)	$(1,782)	$(8,082)	$(8,780)
Interest expense, net	—	58	45	194
Loss from discontinued operations before income taxes	$(562)	$(1,840)	$(8,127)	$(8,974)
Income taxes	192	6	(672)	(819)
Loss from discontinued operations, net of taxes	$(754)	$(1,846)	$(7,455)	$(8,155)
Loss on sale of discontinued operations, net of taxes	—	—	(20,437)	—
Net loss from discontinued operations, net of taxes	$(754)	$(1,846)	$(27,892)	$(8,155)

Certain information pertaining to depreciation and amortization as well as capital expenditures associated with our discontinued operations has been included below (in thousands):

	Third Quarter Fiscal 2015	Third Quarter Fiscal 2014	First Nine Months Fiscal 2015	First Nine Months Fiscal 2014
Depreciation and amortization (1)	$—	$783	$667	$2,259
Capital expenditures	$—	$1,279	$660	$2,075
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
The following table sets forth our consolidated operating results from continuing operations (in thousands, except per share amounts) for the First Nine Months of Fiscal 2015 compared to the First Nine Months of Fiscal 2014:

	First Nine Months of Fiscal 2015	First Nine Months of Fiscal 2014
Net sales	$709,708	$671,294
Operating income	$69,063	$66,680
Net earnings from continuing operations	$40,983	$38,119
Net earnings from continuing operations per diluted share	$2.48	$2.32

The increase in net earnings from continuing operations was primarily due to the higher operating income in Lilly Pulitzer partially offset by lower operating income in Tommy Bahama and Lanier Clothes and a higher operating loss in Corporate and Other, each as discussed below.

Discontinued operations

The net loss from discontinued operations, net of taxes of $27.9 million in the First Nine Months of Fiscal 2015 was primarily due to the $20.4 million estimated loss on sale of the operations of Ben Sherman in the Second Quarter of Fiscal 2015. We do not anticipate significant operations or earnings related to the discontinued operations in future periods, with cash flow attributable to discontinued operations in future periods primarily limited to the post-closing purchase price adjustments and amounts associated with a lease obligation of the Ben Sherman business which we retained in connection with the transaction.

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

RESULTS OF OPERATIONS

THIRD QUARTER OF FISCAL 2015 COMPARED TO THIRD QUARTER OF FISCAL 2014

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

	Third Quarter Fiscal 2015		Third Quarter Fiscal 2014		$ Change	% Change
Net sales	$198,624	100.0%	$201,178	100.0%	$(2,554)	(1.3)%
Cost of goods sold	90,735	45.7%	97,313	48.4%	(6,578)	(6.8)%
Gross profit	$107,889	54.3%	$103,865	51.6%	$4,024	3.9%
SG&A	112,694	56.7%	102,891	51.1%	9,803	9.5%
Change in fair value of contingent consideration	—	—%	69	—%	(69)	(100.0)%
Royalties and other operating income	3,639	1.8%	3,483	1.7%	156	4.5%
Operating (loss) income	$(1,166)	(0.6)%	$4,388	2.2%	$(5,554)	(126.6)%
Interest expense, net	449	0.2%	730	0.4%	(281)	(38.5)%
(Loss) earnings from continuing operations before income taxes	$(1,615)	(0.8)%	$3,658	1.8%	$(5,273)	(144.1)%
Income taxes	(225)	(0.1)%	1,886	0.9%	(2,111)	(111.9)%
Net (loss) earnings from continuing operations	$(1,390)	(0.7)%	$1,772	0.9%	$(3,162)	(178.4)%
Net loss, including loss on sale, of discontinued operations, net of taxes	(754)	NM	(1,846)	NM	1,092	59.2%
Net (loss) earnings	$(2,144)	NM	$(74)	NM	$(2,070)	2,797.3%

The discussion and tables below compare certain line items included in our statements of operations for the Third Quarter of Fiscal 2015 to the Third Quarter of Fiscal 2014. Each dollar and percentage change provided reflects the change between these periods unless indicated otherwise. Each dollar and share amount included in the tables is in thousands except for per share amounts. Individual line items of our consolidated statements of operations may not be directly comparable to those of our competitors, as classification of certain expenses may vary by company.

Unless otherwise indicated, all references to assets, liabilities, revenues and expenses in this report reflect continuing operations and exclude any amounts related to the discontinued operations of our Ben Sherman operating group, as discussed in Note 4 in our condensed consolidated financial statements included in this report.

Net Sales

	Third Quarter Fiscal 2015	Third Quarter Fiscal 2014	$ Change	% Change
Tommy Bahama	$124,101	$125,387	$(1,286)	(1.0)%
Lilly Pulitzer	44,050	36,045	8,005	22.2%
Lanier Clothes	26,159	35,886	(9,727)	(27.1)%
Corporate and Other	4,314	3,860	454	11.8%
Total net sales	$198,624	$201,178	$(2,554)	(1.3)%

Consolidated net sales decreased $2.6 million, or 1.3%, in the Third Quarter of Fiscal 2015 compared to the Third Quarter of Fiscal 2014 reflecting net sales changes in each operating group, as discussed below. The following table presents the proportion of our consolidated net sales by distribution channel for each period presented:

	Third Quarter Fiscal 2015	Third Quarter Fiscal 2014
Full-price retail stores and outlets	37%	34%
E-commerce	17%	15%
Restaurant	7%	6%
Wholesale	39%	45%
Total	100%	100%

Tommy Bahama:

The Tommy Bahama net sales decrease of $1.3 million, or 1.0%, was primarily driven by (1) a $2.9 million decrease in wholesale sales, (2) a $2.3 million, or 5%, decrease in comparable store sales, which includes full-price retail stores and full-price e-commerce sales, to $48.6 million in the Third Quarter of Fiscal 2015 from $51.0 million in the Third Quarter of Fiscal 2014, and (3) a decrease of $0.5 million in outlet stores which were operated during all of Fiscal 2014 and Fiscal 2015. These decreases were partially offset by an incremental net sales increase of $3.7 million associated with the operation of additional full-price retail and outlet stores and a $0.6 million increase in restaurant sales primarily resulting from the operation of one additional restaurant. The decrease in wholesale sales was primarily due to lower off-price wholesale sales, while the lower comparable store sales in full-price stores and outlets were primarily driven by lower traffic.

As of October 31, 2015, we operated 164 Tommy Bahama stores globally, consisting of 107 full-price retail stores, 16 restaurant-retail locations and 41 outlet stores. As of November 1, 2014 we operated 150 Tommy Bahama stores consisting of 96 full-price retail stores, 14 restaurant-retail locations and 40 outlet stores.

The following table presents the proportion of net sales by distribution channel for Tommy Bahama for each period presented:

	Third Quarter Fiscal 2015	Third Quarter Fiscal 2014
Full-price retail stores and outlets	48%	47%
E-commerce	11%	11%
Restaurant	11%	10%
Wholesale	30%	32%
Total	100%	100%

Lilly Pulitzer:

The Lilly Pulitzer net sales increase of $8.0 million, or 22.2%, was primarily a result of (1) a $3.3 million, or 27%, increase in comparable store sales to $15.6 million in the Third Quarter of Fiscal 2015 compared to $12.3 million in the Third Quarter of Fiscal 2014, (2) an incremental net sales increase of $2.8 million associated with the operation of additional retail stores, (3) an increase in e-commerce flash clearance sales of $1.6 million to $13.4 million in the Third Quarter of Fiscal 2015 and (4) a $0.3 million increase in wholesale sales during the Third Quarter of Fiscal 2015. As of October 31, 2015, we operated 34 Lilly Pulitzer retail stores compared to 28 retail stores as of November 1, 2014.

The following table presents the proportion of net sales by distribution channel for Lilly Pulitzer for each period presented:

	Third Quarter Fiscal 2015	Third Quarter Fiscal 2014
Full-price retail stores	32%	26%
E-commerce	43%	44%
Wholesale	25%	30%
Total	100%	100%

Lanier Clothes:

The decrease in net sales for Lanier Clothes of $9.7 million, or 27.1%, was primarily due to an $8.5 million decrease in net sales in the private label business. The lower sales in the private label business was primarily due to lower sales in a private label pants program reflecting lower volume. Additionally, both the branded and private label businesses were unfavorably impacted by the reduction in or exit from certain replenishment and other programs.

Corporate and Other:

Corporate and Other net sales in each period primarily consist of the net sales of our Oxford Golf business and our Lyons, Georgia distribution center as well as the impact of the elimination of inter-company sales between operating groups. The higher sales in the Third Quarter of Fiscal 2015 primarily reflect an increase in Oxford Golf's private label business.

Gross Profit

The table below presents gross profit by operating group and in total for the Third Quarter of Fiscal 2015 and the Third Quarter of Fiscal 2014 as well as the change between those two periods. Our gross profit and gross margin, which is calculated as gross profit divided by net sales, may not be directly comparable to those of our competitors, as statement of operations classification of certain expenses may vary by company.

	Third Quarter Fiscal 2015	Third Quarter Fiscal 2014	$ Change	% Change
Tommy Bahama	$72,557	$72,779	$(222)	(0.3)%
Lilly Pulitzer	25,939	20,850	5,089	24.4%
Lanier Clothes	7,504	8,572	(1,068)	(12.5)%
Corporate and Other	1,889	1,664	225	13.5%
Total gross profit	$107,889	$103,865	$4,024	3.9%
LIFO credit included in Corporate and Other	$(414)	$(426)

The increase in consolidated gross profit was primarily driven by a change in sales mix as a greater proportion of consolidated net sales were Lilly Pulitzer sales. This change in sales mix offset the impact on gross profit from the decrease in consolidated net sales. In addition to the impact of the changes in net sales, gross profit on a consolidated basis and for each operating group was impacted by the change in sales mix and gross margin within each operating group, as discussed below. The table below presents gross margin by operating group and in total for the Third Quarter of Fiscal 2015 and Third Quarter of Fiscal 2014.

	Third Quarter Fiscal 2015	Third Quarter Fiscal 2014
Tommy Bahama	58.5%	58.0%
Lilly Pulitzer	58.9%	57.8%
Lanier Clothes	28.7%	23.9%
Corporate and Other	NM	NM
Consolidated gross margin	54.3%	51.6%

On a consolidated basis, gross margin increased from the Third Quarter of Fiscal 2014, primarily as a result of (1) Lilly Pulitzer representing a greater proportion of consolidated net sales, (2) direct to consumer sales representing a greater proportion of consolidated net sales and (3) improved gross margins in each operating group.

Tommy Bahama:

Tommy Bahama's gross margin in the Third Quarter of Fiscal 2015 increased from the Third Quarter of Fiscal 2014. The increase in gross margin was primarily a result of a change in sales mix as full-price direct to consumer sales represented a greater proportion of Tommy Bahama's sales.

Lilly Pulitzer:

The increase in gross margin for Lilly Pulitzer was primarily driven by a change in sales mix towards the direct to consumer channel of distribution, which typically has higher gross margins than the wholesale channel of distribution, as well as higher gross margins in the direct to consumer channel of distribution.

Lanier Clothes:

The increase in gross margin for Lanier Clothes was primarily due to a change in sales mix reflecting a higher proportion of branded business sales in the Third Quarter of Fiscal 2015 as private label sales decreased more than branded sales decreased.

Corporate and Other:

The gross profit in Corporate and Other in each period primarily reflects (1) the gross profit of our Oxford Golf and Lyons, Georgia distribution center operations, (2) the impact of LIFO accounting adjustments and (3) the impact of certain consolidating adjustments, including the elimination of inter-company sales between operating groups. The higher gross profit for Corporate and Other in the Third Quarter of Fiscal 2015 was primarily due to the higher Oxford Golf sales, with no significant impact from LIFO accounting or consolidating adjustments. LIFO accounting was a credit of $0.4 million in both the Third Quarter of Fiscal 2015 and the Third Quarter of Fiscal 2014.

SG&A

	Third Quarter Fiscal 2015	Third Quarter Fiscal 2014	$ Change	% Change
SG&A	$112,694	$102,891	$9,803	9.5%
SG&A as % of net sales	56.7%	51.1%
Amortization of intangible assets included in Tommy Bahama associated with Tommy Bahama Canada acquisition	$373	$445

The increase in SG&A was primarily due to (1) $5.6 million of incremental costs in the Third Quarter of Fiscal 2015 associated with additional Tommy Bahama retail stores and restaurants, including the Waikiki retail-restaurant location, and Lilly Pulitzer stores, (2) costs to support the growing Tommy Bahama and Lilly Pulitzer businesses and (3) $1.6 million of increased occupancy costs associated with duplicate rent expense, moving costs and higher rent structure related to the relocation of Tommy Bahama's office in Seattle, Washington during the Third Quarter of Fiscal 2015.

SG&A included $0.5 million of amortization of intangible assets in the Third Quarter of Fiscal 2015 compared to $0.6 million in the Third Quarter of Fiscal 2014. We anticipate that amortization of intangible assets for Fiscal 2015 will be approximately $2.0 million, with approximately $1.5 million of the amortization related to the intangible assets acquired as part of the Tommy Bahama Canada acquisition.

Royalties and other operating income

	Third Quarter Fiscal 2015	Third Quarter Fiscal 2014	$ Change	% Change
Royalties and other operating income	$3,639	$3,483	$156	4.5%

Royalties and other operating income in the Third Quarter of Fiscal 2015 primarily reflect income received from third parties from the licensing of our Tommy Bahama and Lilly Pulitzer brands. The $0.2 million increase in royalties and other income reflects increased royalty income for both Lilly Pulitzer and Tommy Bahama.

Operating (loss) income

	Third Quarter Fiscal 2015	Third Quarter Fiscal 2014	$ Change	% Change
Tommy Bahama	$(6,289)	$374	$(6,663)	(1,781.6)%
Lilly Pulitzer	5,109	4,131	978	23.7%
Lanier Clothes	3,041	3,417	(376)	(11.0)%
Corporate and Other	(3,027)	(3,534)	507	14.3%
Total operating (loss) income	$(1,166)	$4,388	$(5,554)	(126.6)%
LIFO credit included in Corporate and Other	$(414)	$(426)
Amortization of intangible assets included in Tommy Bahama associated with Tommy Bahama Canada acquisition	$373	$445
Change in fair value of contingent consideration included in Lilly Pulitzer	$—	$69

The lower operating results in the Third Quarter of Fiscal 2015 were primarily due to the lower operating results in Tommy Bahama and Lanier Clothes, partially offset by improved operating results in Lilly Pulitzer and Corporate and Other. Changes in operating income (loss) by operating group are discussed below.

Tommy Bahama:

	Third Quarter Fiscal 2015	Third Quarter Fiscal 2014	$ Change	% Change
Net sales	$124,101	$125,387	$(1,286)	(1.0)%
Gross margin	58.5%	58.0%
Operating (loss) income	$(6,289)	$374	$(6,663)	(1,781.6)%
Operating (loss) income as % of net sales	(5.1)%	0.3%
Amortization of intangible assets included in Tommy Bahama associated with Tommy Bahama Canada acquisition	$373	$445

The lower operating results for Tommy Bahama were primarily due to higher SG&A and lower sales partially offset by higher gross margins. The higher SG&A was primarily due to (1) $4.2 million of incremental SG&A associated with the cost of operating additional retail stores and restaurants, including pre-opening rent and set-up costs associated with new stores and restaurants, (2) higher costs to support the growing Tommy Bahama business and (3) $1.6 million of increased occupancy costs associated with duplicate rent expense, moving costs and higher rent structure related to the relocation of Tommy Bahama's office in Seattle, Washington during the Third Quarter of Fiscal 2015. The operating loss for the Tommy Bahama Waikiki retail-restaurant location, which opened in late October 2015, was $1.3 million in the Third Quarter of Fiscal 2015, with the substantial majority of this loss consisting of pre-opening rent and set-up costs, which is included in the incremental SG&A associated with new locations above.

Lilly Pulitzer:

	Third Quarter Fiscal 2015	Third Quarter Fiscal 2014	$ Change	% Change
Net sales	$44,050	$36,045	$8,005	22.2%
Gross margin	58.9%	57.8%
Operating income	$5,109	$4,131	$978	23.7%
Operating income as % of net sales	11.6%	11.5%
Change in fair value of contingent consideration included in Lilly Pulitzer	$—	$69

The increase in operating income in Lilly Pulitzer was primarily due to the higher net sales and gross margin. These items were partially offset by increased SG&A. The increased SG&A was primarily associated with (1) higher costs to support the growing business, reflecting increased infrastructure costs and advertising expense and (2) $1.4 million of incremental SG&A associated with the cost of operating additional retail stores.

Lanier Clothes:

	Third Quarter Fiscal 2015	Third Quarter Fiscal 2014	$ Change	% Change
Net sales	$26,159	$35,886	$(9,727)	(27.1)%
Gross margin	28.7%	23.9%
Operating income	$3,041	$3,417	$(376)	(11.0)%
Operating income as % of net sales	11.6%	9.5%

The lower operating income for Lanier Clothes was primarily due to the reduction in net sales offset by higher gross margins and lower SG&A. The lower SG&A reflects decreases in certain variable and other expenses including royalty, advertising and distribution expenses.

Corporate and Other:

	Third Quarter Fiscal 2015	Third Quarter Fiscal 2014	$ Change	% Change
Net sales	$4,314	$3,860	$454	11.8%
Operating loss	$(3,027)	$(3,534)	$507	14.3%
LIFO credit included in Corporate and Other	$(414)	$(426)

The improved operating results in Corporate and Other were primarily due to the higher net sales in Oxford Golf and lower SG&A in Corporate and Other.

Interest expense, net

	Third Quarter Fiscal 2015	Third Quarter Fiscal 2014	$ Change	% Change
Interest expense, net	$449	$730	$(281)	(38.5)%

Interest expense for the Third Quarter of Fiscal 2015 decreased from the prior year primarily due to lower average borrowings outstanding during the Third Quarter of Fiscal 2015 compared to the Third Quarter of Fiscal 2014. The lower borrowings in the Third Quarter of Fiscal 2015 primarily resulted from the application of proceeds from the disposal of Ben

Sherman at the end of the Second Quarter of Fiscal 2015 to repay amounts previously outstanding under our U.S. Revolving Credit Agreement.

Income taxes

	Third Quarter Fiscal 2015	Third Quarter Fiscal 2014	$ Change	% Change
Income taxes	$(225)	$1,886	$(2,111)	(111.9)%
Effective tax rate	13.9%	51.6%

The effective tax rate from continuing operations for both periods, as compared to a typical statutory tax rate, reflect the net impact of (1) certain items which do not fluctuate with earnings, (2) the impact of changes in expected earnings projections for the year by jurisdiction and (3) certain discrete items. The net impact of these items often results in a more significant or unusual impact on the effective tax rate in the third quarter given the significantly lower operating results during the third quarter as compared to the other quarters of the fiscal year. Thus, the effective tax rate for the third quarter is generally not indicative of the effective tax rate anticipated for the full year. Our effective tax rate for the full year of Fiscal 2015 is expected to be approximately 38%.

Net (loss) earnings from continuing operations

	Third Quarter Fiscal 2015	Third Quarter Fiscal 2014
Net (loss) earnings from continuing operations	$(1,390)	$1,772
Net (loss) earnings from continuing operations per diluted share	$(0.08)	$0.11
Weighted average shares outstanding - diluted	16,457	16,435

The primary reasons for the lower operating results from continuing operations per diluted share in the Third Quarter of Fiscal 2015 were lower operating results in Tommy Bahama and Lanier Clothes, partially offset by improved operating results in Lilly Pulitzer and Corporate and Other, each as discussed above.

The third quarter of our fiscal year has historically been our smallest sales, gross margin and operating income quarter of our fiscal year. This is generally due to seasonality as certain of our retail stores typically do not earn an operating profit during the third quarter due to the lower retail sales. As we add more retail stores, the additional stores likely will put additional downward pressure on our earnings during the third quarter in future years. Thus as the retail store operations of our brands continue to represent a larger proportion of our business, the operating results gap between the strong first, second and fourth quarters and the smaller third quarter is expected to widen.

Discontinued operations

	Third Quarter Fiscal 2015	Third Quarter Fiscal 2014	$ Change	% Change
Net loss from discontinued operations, net of taxes	$(754)	$(1,846)	$1,092	59.2%

The lower net loss from discontinued operations, net of taxes in the Third Quarter of Fiscal 2015 was primarily due to the disposal of Ben Sherman during the Second Quarter of Fiscal 2015. Therefore, the Third Quarter of Fiscal 2015 reflects the impact of changes in (1) foreign currency exchange rates on inter-company amounts associated with the discontinued operations that were settled late in the Third Quarter of Fiscal 2015, (2) certain wind-down and post-transaction obligations, and (3) accruals for any retained liabilities, while the Third Quarter of Fiscal 2014 reflects the operating activities of Ben Sherman. We do not anticipate significant operations or earnings related to the discontinued operations in future periods, with cash flow attributable to discontinued operations in future periods primarily limited to the post-closing purchase price adjustments and amounts associated with a lease obligation of the Ben Sherman business which we retained in connection with the transaction.

FIRST NINE MONTHS OF FISCAL 2015 COMPARED TO FIRST NINE MONTHS OF FISCAL 2014

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

	First Nine Months Fiscal 2015		First Nine Months Fiscal 2014		$ Change	% Change
Net sales	$709,708	100.0%	$671,294	100.0%	$38,414	5.7%
Cost of goods sold	296,340	41.8%	290,786	43.3%	5,554	1.9%
Gross profit	$413,368	58.2%	$380,508	56.7%	$32,860	8.6%
SG&A	355,337	50.1%	323,674	48.2%	31,663	9.8%
Change in fair value of contingent consideration	—	—%	206	—%	(206)	(100.0)%
Royalties and other operating income	11,032	1.6%	10,052	1.5%	980	9.7%
Operating income	$69,063	9.7%	$66,680	9.9%	$2,383	3.6%
Interest expense, net	1,961	0.3%	2,588	0.4%	(627)	(24.2)%
Earnings from continuing operations before income taxes	$67,102	9.5%	$64,092	9.5%	$3,010	4.7%
Income taxes	26,119	3.7%	25,973	3.9%	146	0.6%
Net earnings from continuing operations	$40,983	5.8%	$38,119	5.7%	$2,864	7.5%
Net loss, including loss on sale, of discontinued operations, net of taxes	(27,892)	NM	(8,155)	NM	(19,737)	(242.0)%
Net earnings	$13,091	NM	$29,964	NM	$(16,873)	(56.3)%

The discussion and tables below compare certain line items included in our statements of operations for the First Nine Months of Fiscal 2015 to the First Nine Months of Fiscal 2014. Each dollar and percentage change provided reflects the change between these periods unless indicated otherwise. Each dollar and share amount included in the tables is in thousands except for per share amounts. Individual line items of our consolidated statements of operations may not be directly comparable to those of our competitors, as classification of certain expenses may vary by company.

Unless otherwise indicated, all references to assets, liabilities, revenues and expenses in this report reflect continuing operations and exclude any amounts related to the discontinued operations of our Ben Sherman operating group, as discussed in Note 4 in our condensed consolidated financial statements included in this report.

Net Sales

	First Nine Months Fiscal 2015	First Nine Months Fiscal 2014	$ Change	% Change
Tommy Bahama	$462,612	$441,535	$21,077	4.8%
Lilly Pulitzer	167,704	132,984	34,720	26.1%
Lanier Clothes	70,637	85,950	(15,313)	(17.8)%
Corporate and Other	8,755	10,825	(2,070)	(19.1)%
Total net sales	$709,708	$671,294	$38,414	5.7%

Consolidated net sales increased $38.4 million, or 5.7%, in the First Nine Months of Fiscal 2015 compared to the First Nine Months of Fiscal 2014 reflecting changes in net sales of each operating group, as discussed below. The following table presents the proportion of our consolidated net sales by distribution channel for each period presented:

	First Nine Months Fiscal 2015	First Nine Months Fiscal 2014
Full-price retail stores, outlets and warehouse sales	42%	39%
E-commerce	16%	14%
Restaurant	7%	7%
Wholesale	35%	40%
Total	100%	100%

Tommy Bahama:

The Tommy Bahama net sales increase of $21.1 million, or 4.8%, was primarily driven by (1) an incremental net sales increase of $16.4 million associated with the operation of additional full-price retail and outlet stores, (2) a $5.7 million, or 3%, increase in comparable store sales, which includes full-price retail stores and full-price e-commerce sales, to $216.3 million in the First Nine Months of Fiscal 2015 from $210.7 million in the First Nine Months of Fiscal 2014, (3) a $3.9 million increase in restaurant sales resulting from the operation of one additional restaurant and increased sales in existing restaurants and (4) a $1.0 million increase in e-commerce flash clearance sales. These increases in net sales were partially offset by a $5.3 million decrease in wholesale sales and a decrease of $0.6 million in outlet stores which were operated during all of Fiscal 2014 and Fiscal 2015.

As of October 31, 2015, we operated 164 Tommy Bahama stores globally, consisting of 107 full-price retail stores, 16 restaurant-retail locations and 41 outlet stores. As of November 1, 2014 we operated 150 Tommy Bahama stores consisting of 96 full-price retail stores, 14 restaurant-retail locations and 40 outlet stores.

The following table presents the proportion of net sales by distribution channel for Tommy Bahama for each period presented:

	First Nine Months Fiscal 2015	First Nine Months Fiscal 2014
Full-price retail stores and outlets	50%	49%
E-commerce	14%	13%
Restaurant	11%	10%
Wholesale	25%	28%
Total	100%	100%

Lilly Pulitzer:

The Lilly Pulitzer net sales increase of $34.7 million, or 26.1%, was primarily a result of (1) an $18.9 million, or 30%, increase in comparable store sales to $82.2 million in the First Nine Months of Fiscal 2015 compared to $63.3 million in the First Nine Months of Fiscal 2014, (2) an incremental net sales increase of $8.1 million associated with the operation of additional retail stores, (3) a $5.2 million increase in wholesale sales during the First Nine Months of Fiscal 2015, (4) an increase in e-commerce flash clearance sales of $1.6 million to $13.4 million in the First Nine Months of Fiscal 2015, and (5) $0.9 million higher sales at the June warehouse sale. As of October 31, 2015, we operated 34 Lilly Pulitzer retail stores compared to 28 retail stores as of November 1, 2014.

The following table presents the proportion of net sales by distribution channel for Lilly Pulitzer for each period presented:

	First Nine Months Fiscal 2015	First Nine Months Fiscal 2014
Full-price retail stores and warehouse sales	37%	35%
E-commerce	29%	26%
Wholesale	34%	39%
Total	100%	100%

Lanier Clothes:

The decrease in net sales for Lanier Clothes of $15.3 million, or 17.8%, reflects a decrease in net sales in both the private label and branded businesses. Both the branded and private label businesses were unfavorably impacted by the reduction in or exit from certain replenishment and other programs.

Corporate and Other:

Corporate and Other net sales in each period primarily consist of the net sales of our Oxford Golf business and our Lyons, Georgia distribution center as well as the impact of the elimination of inter-company sales between operating groups. The decrease in sales in the First Nine Months of Fiscal 2015 was primarily due to a reduction in Oxford Golf's private label sales programs during the First Quarter and Second Quarter of Fiscal 2015.

Gross Profit

The table below presents gross profit by operating group and in total for the First Nine Months of Fiscal 2015 and the First Nine Months of Fiscal 2014 as well as the change between those two periods. Our gross profit and gross margin, which is calculated as gross profit divided by net sales, may not be directly comparable to those of our competitors, as statement of operations classification of certain expenses may vary by company.

	First Nine Months Fiscal 2015	First Nine Months Fiscal 2014	$ Change	% Change
Tommy Bahama	$278,263	$267,013	$11,250	4.2%
Lilly Pulitzer	110,088	85,167	24,921	29.3%
Lanier Clothes	20,755	22,954	(2,199)	(9.6)%
Corporate and Other	4,262	5,374	(1,112)	(20.7)%
Total gross profit	$413,368	$380,508	$32,860	8.6%
LIFO credit included in Corporate and Other	$(30)	$(473)

The increase in consolidated gross profit was primarily driven by higher net sales, as discussed above, as well as a change in sales mix as a greater proportion of consolidated net sales were Lilly Pulitzer sales, which typically has higher gross margins than our other operating groups. In addition to the impact of the changes in net sales, gross profit on a consolidated basis and for each operating group was impacted by the change in sales mix and gross margin within each operating group, as discussed below. The table below presents gross margin by operating group and in total for the First Nine Months of Fiscal 2015 and First Nine Months of Fiscal 2014.

	First Nine Months Fiscal 2015	First Nine Months Fiscal 2014
Tommy Bahama	60.2%	60.5%
Lilly Pulitzer	65.6%	64.0%
Lanier Clothes	29.4%	26.7%
Corporate and Other	NM	NM
Consolidated gross margin	58.2%	56.7%

On a consolidated basis, gross margin increased in the First Nine Months of Fiscal 2015, primarily as a result of (1) Lilly Pulitzer representing a greater proportion of consolidated net sales, (2) direct to consumer sales representing a greater proportion of consolidated net sales and (3) improved gross margins in Lilly Pulitzer and Lanier Clothes. These favorable items were partially offset by the lower gross margin in Tommy Bahama.

Tommy Bahama:

Tommy Bahama's gross margin in the First Nine Months of Fiscal 2015 decreased slightly from the First Nine Months of Fiscal 2014. The reduction in gross margin reflected lower gross margins in both the direct to consumer and wholesale channels of distribution, which offset the favorable impact of a change in sales mix with direct to consumer sales representing a greater proportion of net sales. The lower direct to consumer gross margin was primarily due to a greater proportion of sales in our full-price stores and e-commerce website in the period occurring in connection with Tommy Bahama's Friends and Family, loyalty card and flip-side events and more significant in-store discounts in our outlet stores. The lower gross margin in the wholesale business was primarily a result of a greater proportion of wholesale sales being off-price sales in the First Quarter and Second Quarter of Fiscal 2015.

Lilly Pulitzer:

The increase in gross margin for Lilly Pulitzer was primarily driven by (1) a change in sales mix towards the direct to consumer channel of distribution, which typically has higher gross margins than the wholesale channel of distribution, (2) higher gross margins in each channel of distribution and (3) fewer off-price sales in the current year.

Lanier Clothes:

The increase in gross margin for Lanier Clothes was primarily due to a change in sales mix with a greater proportion of sales being higher gross margin branded business programs.

Corporate and Other:

The gross profit in Corporate and Other in each period primarily reflects (1) the gross profit of our Oxford Golf and Lyons, Georgia distribution center operations, (2) the impact of LIFO accounting adjustments and (3) the impact of certain consolidating adjustments, including the elimination of inter-company sales between operating groups. The lower gross profit for Corporate and Other in the First Nine Months of Fiscal 2015 was primarily due to the impact of lower sales and the net unfavorable impact of LIFO accounting. LIFO accounting resulted in no significant impact in the First Nine Months of Fiscal 2015 compared to a credit of $0.5 million in the First Nine Months of Fiscal 2014.

SG&A

	First Nine Months Fiscal 2015	First Nine Months Fiscal 2014	$ Change	% Change
SG&A	$355,337	$323,674	$31,663	9.8%
SG&A as % of net sales	50.1%	48.2%
Amortization of intangible assets included in Tommy Bahama associated with Tommy Bahama Canada acquisition	$1,159	$1,343

The increase in SG&A was primarily due to (1) $14.4 million of incremental costs in the First Nine Months of Fiscal 2015 associated with additional Tommy Bahama retail stores and restaurants, including the Waikiki retail-restaurant location, and Lilly Pulitzer stores, (2) costs to support the growing Tommy Bahama and Lilly Pulitzer businesses, (3) $2.7 million of increased incentive compensation in the First Nine Months of Fiscal 2015 and (4) $1.8 million of increased occupancy costs associated with duplicate rent expense, moving costs and higher rent structure related to the relocation of Tommy Bahama's office in Seattle, Washington. SG&A included $1.5 million of amortization of intangible assets in the First Nine Months of Fiscal 2015 compared to $1.7 million in the First Nine Months of Fiscal 2014.

Royalties and other operating income

	First Nine Months Fiscal 2015	First Nine Months Fiscal 2014	$ Change	% Change
Royalties and other operating income	$11,032	$10,052	$980	9.7%

Royalties and other operating income in the First Nine Months of Fiscal 2015 primarily reflect income received from third parties from the licensing of our Tommy Bahama and Lilly Pulitzer brands. The $1.0 million increase in royalties and other income reflects increased royalty income for both Tommy Bahama and Lilly Pulitzer.

Operating income (loss)

	First Nine Months Fiscal 2015	First Nine Months Fiscal 2014	$ Change	% Change
Tommy Bahama	$34,627	$41,994	$(7,367)	(17.5)%
Lilly Pulitzer	42,367	30,108	12,259	40.7%
Lanier Clothes	6,665	7,692	(1,027)	(13.4)%
Corporate and Other	(14,596)	(13,114)	(1,482)	(11.3)%
Total operating income	$69,063	$66,680	$2,383	3.6%
LIFO credit included in Corporate and Other	$(30)	$(473)
Amortization of intangible assets included in Tommy Bahama associated with Tommy Bahama Canada acquisition	$1,159	$1,343
Change in fair value of contingent consideration included in Lilly Pulitzer	$—	$206

The increase in operating income was primarily due to the higher operating income in Lilly Pulitzer partially offset by lower operating income in Tommy Bahama and Lanier Clothes and a higher operating loss in Corporate and Other. Changes in operating income (loss) by operating group are discussed below.

Tommy Bahama:

	First Nine Months Fiscal 2015	First Nine Months Fiscal 2014	$ Change	% Change
Net sales	$462,612	$441,535	$21,077	4.8%
Gross margin	60.2%	60.5%
Operating income	$34,627	$41,994	$(7,367)	(17.5)%
Operating income as % of net sales	7.5%	9.5%
Amortization of intangible assets included in Tommy Bahama associated with Tommy Bahama Canada acquisition	$1,159	$1,343

The lower operating income for Tommy Bahama was primarily due to the higher SG&A and lower gross margin partially offset by higher sales. The higher SG&A reflects (1) $10.9 million of incremental SG&A associated with the cost of operating additional retail stores and restaurants, including pre-opening rent and set-up costs associated with new stores and restaurants, (2) higher costs to support the growing Tommy Bahama business and (3) $1.8 million of increased occupancy costs associated with duplicate rent expense, moving costs and higher rent structure related to the relocation of Tommy Bahama's office in Seattle, Washington during the Third Quarter of Fiscal 2015. The operating loss for the Tommy Bahama Waikiki retail-restaurant location, which opened in late October 2015, was $2.1 million in the First Nine Months of Fiscal 2015, with the substantial majority of this loss consisting of pre-opening rent and set-up costs, which is included in the incremental SG&A associated with new locations above.

Lilly Pulitzer:

	First Nine Months Fiscal 2015	First Nine Months Fiscal 2014	$ Change	% Change
Net sales	$167,704	$132,984	$34,720	26.1%
Gross margin	65.6%	64.0%
Operating income	$42,367	$30,108	$12,259	40.7%
Operating income as % of net sales	25.3%	22.6%
Change in fair value of contingent consideration included in Lilly Pulitzer	$—	$206

The increase in operating income in Lilly Pulitzer was primarily due to the higher net sales and gross margin. These items were partially offset by increased SG&A. The increased SG&A was primarily associated with (1) higher costs to support the growing business, reflecting increased infrastructure costs and advertising expense, (2) $3.4 million of incremental SG&A associated with the cost of operating additional retail stores and (3) $1.4 million of higher incentive compensation.

Lanier Clothes:

	First Nine Months Fiscal 2015	First Nine Months Fiscal 2014	$ Change	% Change
Net sales	$70,637	$85,950	$(15,313)	(17.8)%
Gross margin	29.4%	26.7%
Operating income	$6,665	$7,692	$(1,027)	(13.4)%
Operating income as % of net sales	9.4%	8.9%

The lower operating income for Lanier Clothes was primarily due to the reduction in net sales partially offset by higher gross margin and lower SG&A. The lower SG&A reflects decreases in certain variable and other expenses including royalty, advertising and distribution expenses.

Corporate and Other:

	First Nine Months Fiscal 2015	First Nine Months Fiscal 2014	$ Change	% Change
Net sales	$8,755	$10,825	$(2,070)	(19.1)%
Operating loss	$(14,596)	$(13,114)	$(1,482)	(11.3)%
LIFO credit included in Corporate and Other	$(30)	$(473)

The lower operating results in Corporate and Other were primarily due to the lower net sales in Oxford Golf's private label business, higher incentive compensation expense and the net unfavorable impact of LIFO accounting in the First Nine Months of Fiscal 2015 compared to the First Nine Months of Fiscal 2014.

Interest expense, net

	First Nine Months Fiscal 2015	First Nine Months Fiscal 2014	$ Change	% Change
Interest expense, net	$1,961	$2,588	$(627)	(24.2)%

Interest expense for the First Nine Months of Fiscal 2015 decreased from the prior year primarily due to lower average borrowings outstanding, particularly in Third Quarter of Fiscal 2015, and lower borrowing rates during the First Nine Months of Fiscal 2015 compared to the First Nine Months of Fiscal 2014.

Income taxes

	First Nine Months Fiscal 2015	First Nine Months Fiscal 2014	$ Change	% Change
Income taxes	$26,119	$25,973	$146	0.6%
Effective tax rate	38.9%	40.5%

Income tax expense for the First Nine Months of Fiscal 2015 increased, reflecting higher earnings and offset by a lower effective tax rate. The lower effective tax rate in the First Nine Months of Fiscal 2015 compared to the First Nine Months of Fiscal 2014 primarily resulted from higher domestic earnings and reductions in foreign losses. Our effective tax rate for the full year of Fiscal 2015 is expected to be approximately 38%.

Net earnings from continuing operations

	First Nine Months Fiscal 2015	First Nine Months Fiscal 2014
Net earnings from continuing operations	$40,983	$38,119
Net earnings from continuing operations per diluted share	$2.48	$2.32
Weighted average shares outstanding - diluted	16,544	16,461

The increase in net earnings from continuing operations was primarily due to the higher operating income in Lilly Pulitzer partially offset by lower operating income in Tommy Bahama and Lanier Clothes and a higher operating loss in Corporate and Other, each as discussed above.

Discontinued operations

	First Nine Months Fiscal 2015	First Nine Months Fiscal 2014	$ Change	% Change
Loss from discontinued operations, net of taxes	$(7,455)	$(8,155)	$700	8.6%
Loss on sale of discontinued operations, net of taxes	$(20,437)	$—	$(20,437)	(100.0)%
Net loss from discontinued operations, net of taxes	$(27,892)	$(8,155)	$(19,737)	(242.0)%

The larger net loss from discontinued operations, net of taxes in the First Nine Months of Fiscal 2015 was primarily due to the Second Quarter 2015 loss on sale of the Ben Sherman operations partially offset by a lower loss from discontinued operations, net of taxes. We do not anticipate significant operations or earnings related to the discontinued operations in future periods, with cash flow attributable to discontinued operations in future periods primarily limited to the post-closing purchase price adjustments and amounts associated with a lease obligation of the Ben Sherman business which we retained in connection with the transaction.

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

As of October 31, 2015, we had $6.6 million of cash and cash equivalents on hand, with $68.7 million of borrowings outstanding and $161.6 million of availability under our U.S. Revolving Credit Agreement. We believe our balance sheet and anticipated future positive cash flow from operating activities provide us with ample opportunity to continue to invest in our brands and our direct to consumer initiatives.

Key Liquidity Measures

($ in thousands)	October 31, 2015	January 31, 2015	November 1, 2014	February 2, 2014
Total current assets	$240,437	$282,969	$282,580	$271,032
Total current liabilities	$122,932	$159,942	$132,229	$133,046
Working capital	$117,505	$123,027	$150,351	$137,986
Working capital ratio	1.96	1.77	2.14	2.04
Debt to total capital ratio	18%	27%	34%	35%

Our working capital ratio is calculated by dividing total current assets by total current liabilities. Current assets decreased from November 1, 2014 to October 31, 2015 primarily due to the disposal of the discontinued operations during the Second Quarter of Fiscal 2015. The November 1, 2014 balance sheet included $40.9 million of current assets related to discontinued operations with no current assets related to discontinued operations as of October 31, 2015. Current liabilities decreased primarily due to (1) the $12.4 million reduction in contingent consideration and (2) the disposal of the discontinued operations during the Second Quarter of Fiscal 2015, resulting in a decrease in current liabilities related to discontinued operations from $14.4 million to $6.2 million, which were partially offset by increases in other current liability amounts. Changes in current assets and current liabilities are discussed below.

For the ratio of debt to total capital, debt is defined as short-term and long-term debt included in continuing operations, and total capital is defined as debt plus shareholders' equity. Debt was $68.7 million at October 31, 2015 and $143.5 million at November 1, 2014, while shareholders’ equity was $319.9 million at October 31, 2015 and $280.9 million at November 1, 2014. The decrease in debt primarily resulted from the $59.3 million of proceeds related to the disposal of Ben Sherman and the net impact of positive cash flows from continuing operations which exceeded the cash paid for capital expenditures, dividends and contingent consideration during the period. Shareholders' equity increased from November 1, 2014, primarily as a result of net earnings less dividends paid and the change in accumulated other comprehensive loss during that period. Our debt levels and ratio of debt to total capital in future periods may not be comparable to historical amounts as we continue to assess, and possibly make changes to, our capital structure. Changes in our capital structure in the future, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Balance Sheet

The following tables set forth certain information included in our consolidated balance sheets (in thousands). Below each table are explanations for any significant changes in the balances from November 1, 2014 to October 31, 2015.

Current Assets:

	October 31, 2015	January 31, 2015	November 1, 2014	February 2, 2014
Cash and cash equivalents	$6,558	$5,281	$6,275	$8,483
Receivables, net	60,344	64,587	70,269	61,325
Inventories, net	120,559	120,613	118,105	117,090
Prepaid expenses, net	26,570	19,941	25,278	19,030
Deferred tax assets	26,406	24,424	21,767	20,375
Assets related to discontinued operations, net	—	48,123	40,886	44,729
Total current assets	$240,437	$282,969	$282,580	$271,032

Cash and cash equivalents as of October 31, 2015 and November 1, 2014 include typical cash amounts maintained on an ongoing basis in our operations, which generally ranges from $5 million to $10 million at any given time. Any excess cash generally is used to repay amounts outstanding under our revolving credit agreement. The decrease in receivables, net as of October 31, 2015 was primarily a result of lower wholesale sales in the last two months of the Third Quarter of Fiscal 2015 as compared to the last two months of the Third Quarter of Fiscal 2014, which was partially offset by higher receivables due from landlords reflecting the more significant leasehold improvement build out costs which had not been reimbursed as of October 31, 2015. Inventories, net as of October 31, 2015 increased from November 1, 2014 primarily as a result of an increase in Tommy Bahama inventories partially offset by lower inventories in Lilly Pulitzer. We believe that inventory levels in each operating group are appropriate to support anticipated sales levels for the Fourth Quarter of Fiscal 2015.

Deferred tax assets increased from November 1, 2014 primarily reflecting the impact of higher incentive compensation amounts, changes in certain reserves and a change in timing differences associated with inventory, due in part to a significant LIFO accounting charge in the Fourth Quarter of Fiscal 2014. The decrease in assets related to discontinued operations, net reflects our disposition of the Ben Sherman discontinued operations during the Second Quarter of Fiscal 2015.

Non-current Assets:

	October 31, 2015	January 31, 2015	November 1, 2014	February 2, 2014
Property and equipment, net	$183,482	$146,039	$143,480	$133,321
Intangible assets, net	144,491	146,135	147,478	149,169
Goodwill	17,238	17,295	17,401	17,399
Other non-current assets, net	22,400	22,529	22,558	23,121
Assets related to discontinued operations, net	—	31,747	32,197	33,263
Total non-current assets	$367,611	$363,745	$363,114	$356,273

The increase in property and equipment, net at October 31, 2015 from November 1, 2014 reflects capital expenditures in the twelve months ended October 31, 2015 partially offset by depreciation expense subsequent to November 1, 2014 as well as the impact of changes in foreign currency exchange rates during that period. The decrease in intangible assets, net at October 31, 2015 was primarily due to the amortization of intangible assets subsequent to November 1, 2014, as well as the impact of foreign currency exchange rates on certain intangible assets. The decrease in assets related to discontinued operations, net reflects our disposition of the Ben Sherman discontinued operations in the Second Quarter of Fiscal 2015.

Liabilities:

	October 31, 2015	January 31, 2015	November 1, 2014	February 2, 2014
Total current liabilities	$122,932	$159,942	$132,229	$133,046
Long-term debt	68,744	104,842	143,516	137,592
Non-current contingent consideration	—	—	—	12,225
Other non-current liabilities	66,936	56,287	54,138	49,811
Non-current deferred income taxes	29,507	29,467	28,800	28,016
Non-current liabilities related to discontinued operations	—	5,571	6,142	6,452
Total liabilities	$288,119	$356,109	$364,825	$367,142

Current liabilities as of October 31, 2015 decreased compared to November 1, 2014 reflecting the $12.4 million reduction of contingent consideration as a result of the First Quarter of Fiscal 2015 payment of the final contingent consideration amounts associated with the Lilly Pulitzer acquisition and our disposition of the Ben Sherman discontinued operations, which reduced liabilities related to discontinued operations by $8.2 million. These decreases in current liabilities were partially offset by an increase in accrued compensation of $5.9 million, with the substantial majority of that increase in Lilly Pulitzer, and an increase in accounts payable of $4.2 million.

The decrease in long-term debt primarily resulted from the $59.3 million of proceeds received from the sale of Ben Sherman in the Second Quarter of Fiscal 2015 and the net impact of positive cash flows from continuing operations which exceeded the cash paid for capital expenditures, dividends and contingent consideration during the period. Other non-current liabilities increased as of October 31, 2015 compared to November 1, 2014 primarily due to increases in deferred rent liabilities, including tenant improvement allowances from landlords. The decrease in liabilities related to discontinued operations reflects our disposition of the Ben Sherman discontinued operations in the Second Quarter of Fiscal 2015.

Statement of Cash Flows

The following table sets forth the net cash flows, including continuing and discontinued operations, for the First Nine Months of Fiscal 2015 and First Nine Months of Fiscal 2014 (in thousands):

	First Nine Months Fiscal 2015	First Nine Months Fiscal 2014
Net cash provided by operating activities	$68,612	$40,681
Net cash used in investing activities	(4,981)	(36,549)
Net cash used in financing activities	(62,885)	(5,991)
Net change in cash and cash equivalents	$746	$(1,859)

Cash and cash equivalents on hand were $6.6 million and $6.3 million at October 31, 2015 and November 1, 2014, respectively. Changes in cash flows in the First Nine Months of Fiscal 2015 and the First Nine Months of Fiscal 2014 related to operating activities, investing activities and financing activities are discussed below.

Operating Activities:

In the First Nine Months of Fiscal 2015 and First Nine Months of Fiscal 2014, operating activities provided $68.6 million and $40.7 million of cash, respectively. The cash flow from operating activities was primarily the result of net earnings for the relevant period adjusted, as applicable, for non-cash activities including depreciation, amortization, equity-based compensation expense and loss on sale of discontinued operations as well as the net impact of changes in our working capital accounts, which had a favorable impact on cash flow from operations in the First Nine Months of Fiscal 2015 and an unfavorable impact on cash flow from operations in the First Nine Months of Fiscal 2014. In the First Nine Months of Fiscal 2015 the more significant changes in working capital accounts were a decrease in receivables, net and an increase in non-current liabilities, each of which increased cash flow from operations and a decrease in current liabilities and an increase in prepaid expenses, each of which decreased cash flow from operations. In the First Nine Months of Fiscal 2014 the more significant changes in cash flow were a decrease in current liabilities and increases in prepaid expenses, receivables, net and inventories, net, each of which decreased cash flow from operations and an increase in other non-current liabilities which increased cash flow from operations.

Investing Activities:

During the First Nine Months of Fiscal 2015 and First Nine Months of Fiscal 2014, investing activities used $5.0 million and $36.5 million of cash, respectively. In the First Nine Months of Fiscal 2015, we obtained $59.3 million of proceeds for the sale of our Ben Sherman business, which was partially offset by the use of $63.2 million for capital expenditures, which primarily related to costs associated with new retail stores and restaurants; information technology initiatives, including e-commerce enhancements; and retail store and restaurant remodeling and facility enhancements, including the build-out of Tommy Bahama's new office in Seattle and the acquisition of additional distribution center space for Lilly Pulitzer. Additionally, in the First Nine Months of Fiscal 2015, we invested $1.1 million of cash in an unconsolidated entity. In the First Nine Months of Fiscal 2014, all investing cash flow activities consisted of our capital expenditures.

Financing Activities:

During the First Nine Months of Fiscal 2015 and First Nine Months of Fiscal 2014, financing activities used $62.9 million and $6.0 million of cash, respectively. In the First Nine Months of Fiscal 2015, we decreased debt as cash provided by our operating activities and the proceeds from the sale of Ben Sherman exceeded our cash requirements for capital expenditures, contingent consideration payments and dividends. In the First Nine Months of Fiscal 2014, we increased debt as cash required for capital expenditures, dividends and contingent consideration payments exceeded our cash provided by operating activities.

Liquidity and Capital Resources

We had $68.7 million of borrowings outstanding as of October 31, 2015 under our $235 million U.S. Revolving Credit Agreement ("U.S. Revolving Credit Agreement"). The U.S. Revolving Credit Agreement generally (i) is limited to a borrowing base consisting of specified percentages of eligible categories of assets, (ii) accrues variable-rate interest (weighted average borrowing rate of 1.9% as of October 31, 2015), unused line fees and letter of credit fees based upon a pricing grid which is tied to average unused availability and/or utilization, (iii) requires periodic interest payments with principal due at maturity (November 2018) and (iv) is generally secured by a first priority security interest in the accounts receivable, inventory, general intangibles and eligible trademarks, investment property (including the equity interests of certain subsidiaries), deposit accounts, inter-company obligations, equipment, goods, documents, contracts, books and records and other personal property of Oxford Industries, Inc. and substantially all of its domestic subsidiaries.

To the extent cash flow needs exceed cash flow provided by our operations we will have access, subject to its terms, to our line of credit to provide funding for operating activities, capital expenditures and acquisitions, if any. Our credit facility is also used to finance trade letters of credit for product purchases, which reduce the amounts available under our line of credit when issued. As of October 31, 2015, $4.6 million of letters of credit were outstanding against our U.S. Revolving Credit Agreement. After considering these limitations and the amount of eligible assets in our borrowing base, as applicable, as of October 31, 2015, we had $161.6 million in unused availability under the U.S. Revolving Credit Agreement, subject to the certain limitations on borrowings.

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

We believe that the affirmative covenants, negative covenants, financial covenants and other restrictions under our U.S. Revolving Credit Agreement are customary for those included in similar facilities entered into at the time we entered into our agreement. During the First Nine Months of Fiscal 2015 and as of October 31, 2015, no financial covenant testing was required pursuant to our U.S. Revolving Credit Agreement as the minimum availability threshold was met at all times. As of October 31, 2015, we were compliant with all covenants related to our U.S. Revolving Credit Agreement.

Other Liquidity Items:

We anticipate that we will be able to satisfy our ongoing cash requirements, which generally consist of working capital and other operating activity needs, capital expenditures, interest payments on our debt and dividends, if any, primarily from positive cash flow from operations supplemented by borrowings under our line of credit. Our need for working capital is typically seasonal with the greatest requirements generally in the fall and spring of each year. Our capital needs will depend on many factors including our growth rate, the need to finance inventory levels and the success of our various products. We anticipate that at the maturity of our U.S. Revolving Credit Agreement or as otherwise deemed appropriate, we will be able to refinance the facility and/or obtain other financing on terms available in the market at that time. The terms of any future financing arrangements may not be as favorable as the terms of the current agreement or current market terms.

Our contractual obligations as of October 31, 2015 have not changed materially from the contractual obligations outstanding at January 31, 2015, as disclosed in our Annual Report on Form 10-K for Fiscal 2014 filed with the SEC, other than changes in the amounts outstanding under our U.S. Revolving Credit Agreement, as discussed above, and the satisfaction and termination of our prior U.K. revolving credit agreement in connection with our sale of the Ben Sherman business.

Our capital expenditures for Fiscal 2015, including the $63.2 million incurred in the First Nine Months of Fiscal 2015, are expected to approach $75 million compared to $50.4 million for the full year of Fiscal 2014. These expenditures include investments associated with the new leased space for Tommy Bahama’s Seattle office, the Waikiki retail-restaurant location, and additional distribution space for Lilly Pulitzer, as well as new retail stores, information technology initiatives and store remodeling. Of the $70 million of capital expenditures, approximately $13 million has been or is expected to be funded by landlords through tenant improvement allowances.

Off Balance Sheet Arrangements

We have not entered into agreements which meet the SEC’s definition of an off balance sheet financing arrangement, other than operating leases, and have made no financial commitments to or guarantees with respect to any unconsolidated subsidiaries or special purpose entities.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. On an ongoing basis, we evaluate our estimates, including those related to receivables, inventories, goodwill, intangible assets, income taxes, contingencies and other accrued expenses. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that we have appropriately applied our critical accounting policies. However, in the event that inappropriate assumptions or methods were used relating to our critical accounting policies, our consolidated statements of operations could be misstated. Our critical accounting policies and estimates are discussed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for Fiscal 2014. There have not been any significant changes to the application of our critical accounting policies and estimates during the First Nine Months of Fiscal 2015.

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
Additionally, the Fourth Quarter of Fiscal 2014 included a LIFO accounting charge of $2.6 million, which reduced operating income. There were no significant LIFO accounting charges in the other quarters of Fiscal 2014.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain interest rate, foreign currency, commodity and inflation risks as discussed in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for Fiscal 2014. There have not been any significant changes in our exposure to these risks during the First Nine Months of Fiscal 2015 except that as a result of the disposal of Ben Sherman, as of October 31, 2015 we no longer have any exposure related to our prior U.K. revolving credit agreement and no longer have any foreign currency forward exchange contracts. Further, as a result of our disposal of the Ben Sherman operations, we no longer have any significant operations in the United Kingdom or Europe with our only significant international operations now being Tommy Bahama's operations in Canada and the Asia Pacific region, which in the aggregate represented less than 5% of our consolidated net sales in Fiscal 2014.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the Third Quarter of Fiscal 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the ordinary course of business, we may become subject to litigation or claims. We are not currently a party to any litigation or regulatory action that we believe could reasonably be expected to have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 1A. RISK FACTORS

Our business is subject to numerous risks.  Investors should carefully consider the factors discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for Fiscal 2014, which could materially affect our business, financial condition or operating results.  The risks described in our Annual Report on Form 10-K for Fiscal 2014, as amended and updated in our Quarterly Report on Form 10-Q for the Second Quarter of Fiscal 2015, are not the only risks facing our company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)         During the Third Quarter of Fiscal 2015, we did not make any unregistered sales of our equity securities.

(c)          We have certain stock incentive plans as described in Note 7 to our consolidated financial statements included in our Annual Report on Form 10-K for Fiscal 2014, all of which are publicly announced plans. Under the plans, we can repurchase shares from employees to cover employee tax liabilities related to the vesting of equity awards. During the Third Quarter of Fiscal 2015, no shares were purchased by us pursuant to these plans.

In Fiscal 2012, our Board of Directors authorized us to spend up to $50 million to repurchase shares of our stock. This authorization superseded and replaced all previous authorizations to repurchase shares of our stock and has no automatic expiration. As of October 31, 2015, no shares of our stock had been repurchased pursuant to this authorization.

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

December 9, 2015	OXFORD INDUSTRIES, INC.
(Registrant)

/s/ K. Scott Grassmyer
K. Scott Grassmyer
Executive Vice President - Finance, Chief Financial Officer and Controller
(Authorized Signatory)