Form 10-K
period 2016-01-30
OXFORD INDUSTRIES INC
filed 2016-03-28
CIK 75288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
As of July 31, 2015, which is the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the registrant (based upon the closing price for the common stock on the New York Stock Exchange on that date) was $1,352,175,805. For purposes of this calculation only, shares of voting stock directly and indirectly attributable to executive officers, directors and holders of 10% or more of the registrant's voting stock (based on Schedule 13G filings made as of or prior to July 31, 2015) are excluded. This determination of affiliate status and the calculation of the shares held by any such person are not necessarily conclusive determinations for other purposes.
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Title of Each Class	Number of Shares Outstanding as of March 15, 2016
Common Stock, $1 par value	16,601,249
Documents Incorporated by Reference
Portions of our proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A relating to the Annual Meeting of Shareholders of Oxford Industries, Inc. to be held on June 15, 2016 are incorporated by reference in Part III of this Form 10-K.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS
Our SEC filings and public announcements may include forward-looking statements about future events. Generally, the words "believe," "expect," "intend," "estimate," "anticipate," "project," "will" and similar expressions identify forward-looking statements, which generally are not historical in nature. We intend for all forward-looking statements contained herein, in our press releases or on our website, and all subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf, to be covered by the safe harbor provisions for forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (which Sections were adopted as part of the Private Securities Litigation Reform Act of 1995). Such statements are subject to a number of risks, uncertainties and assumptions including, without limitation, the impact of economic conditions on consumer demand and spending, particularly in light of general economic uncertainty that continues to prevail, demand for our products, competitive conditions, timing of shipments requested by our wholesale customers, expected pricing levels, retention of and disciplined execution by key management, the timing and cost of store openings and of planned capital expenditures, weather, costs of products as well as the raw materials used in those products, costs of labor, acquisition and disposition activities, expected outcomes of pending or potential litigation and regulatory actions, access to capital and/or credit markets and the impact of foreign operations on our consolidated effective tax rate. Forward-looking statements reflect our current expectations, based on currently available information, and are not guarantees of performance. Although we believe that the expectations reflected in such forward-looking statements are reasonable, these expectations could prove inaccurate as such statements involve risks and uncertainties, many of which are beyond our ability to control or predict. Should one or more of these risks or uncertainties, or other risks or uncertainties not currently known to us or that we currently deem to be immaterial, materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Important factors relating to these risks and uncertainties include, but are not limited to, those described in Part I, Item 1A. Risk Factors and elsewhere in this report and those described from time to time in our future reports filed with the SEC. We caution that one should not place undue reliance on forward-looking statements, which speak only as of the date on which they are made. We disclaim any intention, obligation or duty to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
DEFINITIONS
As used in this report, unless the context requires otherwise, "our," "us" or "we" means Oxford Industries, Inc. and its consolidated subsidiaries; "SG&A" means selling, general and administrative expenses; "SEC" means U.S. Securities and Exchange Commission; "FASB" means Financial Accounting Standards Board; "ASC" means the FASB Accounting Standards Codification; "GAAP" means generally accepted accounting principles in the United States; and "Discontinued operations" means the assets and operations of our former Ben Sherman operating group which we sold in July 2015. Unless otherwise indicated, all references to assets, liabilities, revenues, expenses or other information in this report reflect continuing operations and exclude any amounts related to the discontinued operations of our former Ben Sherman operating group.
Additionally, the terms listed below reflect the respective period noted:

Fiscal 2017	53 weeks ending February 3, 2018
Fiscal 2016	52 weeks ending January 28, 2017
Fiscal 2015	52 weeks ended January 30, 2016
Fiscal 2014	52 weeks ended January 31, 2015
Fiscal 2013	52 weeks ended February 1, 2014
Fiscal 2012	53 weeks ended February 2, 2013
Fiscal 2011	52 weeks ended January 28, 2012
Fourth quarter Fiscal 2015	13 weeks ended January 30, 2016
Third quarter Fiscal 2015	13 weeks ended October 31, 2015
Second quarter Fiscal 2015	13 weeks ended August 1, 2015
First quarter Fiscal 2015	13 weeks ended May 2, 2015
Fourth quarter Fiscal 2014	13 weeks ended January 31, 2015
Third quarter Fiscal 2014	13 weeks ended November 1, 2014
Second quarter Fiscal 2014	13 weeks ended August 2, 2014
First quarter Fiscal 2014	13 weeks ended May 3, 2014

PART I

Item 1.    Business
BUSINESS AND PRODUCTS
Overview
We are a global apparel company that designs, sources, markets and distributes products bearing the trademarks of our owned Tommy Bahama® and Lilly Pulitzer® lifestyle brands, as well as certain licensed and private label apparel products. During Fiscal 2015, 91% of our net sales were from products bearing brands that we own, and 66% of our net sales were sales of our products through our direct to consumer channels of distribution. In Fiscal 2015, more than 95% of our consolidated net sales were to customers located in the United States, with the sales outside the United States primarily being sales of our Tommy Bahama products in Canada and the Asia-Pacific region.
Our business strategy is to develop and market compelling lifestyle brands and products that evoke a strong emotional response from our target consumers. We consider lifestyle brands to be those brands that have a clearly defined and targeted point of view inspired by an appealing lifestyle or attitude.  Furthermore, we believe that lifestyle brands like Tommy Bahama and Lilly Pulitzer, that create an emotional connection with consumers, can command greater loyalty, higher price points at retail and create licensing opportunities, which may result in higher earnings. We believe that the attraction of a lifestyle brand to consumers is dependent on creating compelling product, effectively communicating the respective lifestyle brand message and distributing the product to the consumer where and when they want it.
Our ability to compete successfully in styling and marketing is directly related to our proficiency in foreseeing changes and trends in fashion and consumer preference, and presenting appealing products for consumers.  Our design-led, commercially informed lifestyle brand operations strive to provide exciting, differentiated products each season.
In order to further strengthen each lifestyle brand's connections with consumers, we communicate regularly with consumers via the use of electronic and print media.  We believe that our ability to effectively communicate with consumers and create an emotional connection is critical to the success of the brands.
We distribute our owned lifestyle branded products through our direct to consumer channel, consisting of our retail stores and e-commerce sites, and our wholesale distribution channel. Our direct to consumer operations provide us with the opportunity to interact directly with our customers, present to them the full line of our current season products and provide an opportunity for consumers to be immersed in the theme of the lifestyle brand. We believe that presenting our products in a setting specifically designed to showcase the lifestyle on which the brands are based enhances the image of our brands. Our 123 Tommy Bahama and 34 Lilly Pulitzer full-price retail stores provide high visibility for our brands and products, and allow us to stay close to the preferences of our consumers, while also providing a platform for long-term growth for the brands. In Tommy Bahama, we also operate 16 restaurants, generally adjacent to Tommy Bahama full-price retail store locations, which we believe further enhance the brand's image with consumers.
Additionally, our e-commerce websites, which represented 17% of our consolidated net sales in Fiscal 2015, provide the opportunity to increase revenues by reaching a larger population of consumers and at the same time allow our brands to provide a broader range of products. Our Tommy Bahama and Lilly Pulitzer e-commerce flash clearance sales on our websites, as well as our 41 Tommy Bahama outlet stores, play an important role in overall brand and inventory management by allowing us to sell discontinued and out-of-season products in brand appropriate settings and at better prices than are typically available from third parties.
The wholesale operations of our lifestyle brands complement our direct to consumer operations and provide access to a larger group of consumers. As we seek to maintain the integrity of our lifestyle brands by limiting promotional activity in our full-price retail stores and e-commerce websites, we generally target select wholesale customers that follow this same approach in their stores. Our wholesale customers for our Tommy Bahama and Lilly Pulitzer brands include better department stores and specialty stores.
Within our Lanier Apparel operating group, we sell tailored clothing and sportswear products under licensed brands, private label products and owned brands to department stores, national chains, warehouse clubs, discount retailers, specialty retailers and others throughout the United States.
All of our operating groups operate in highly competitive apparel markets in which numerous U.S.-based and foreign apparel firms compete. No single apparel firm or small group of apparel firms dominates the apparel industry and our direct competitors vary by operating group and distribution channel. We believe that the principal competitive factors in the apparel industry are the reputation, value and image of brand names; design; consumer preference; price; quality; marketing; and customer service.

The apparel industry is cyclical and very dependent upon the overall level of discretionary consumer spending, which changes as regional, domestic and international economic conditions change. Often, negative economic conditions have a longer and more severe impact on the apparel industry than these conditions may have on other industries.  We believe the global economic conditions and resulting economic uncertainty that have prevailed in recent years continue to impact our business, and the apparel industry as a whole. Although some signs of economic improvements exist, the apparel retail environment remains increasingly more promotional.

Additionally, the apparel retail market is evolving as a result of shifting shopping patterns and technological advances, with e-commerce playing an increasingly important role and bricks and mortar retail stores playing a different role in consumers' journey to their ultimate purchase. The industry is also being impacted by the coming of age of the millenial generation whose values and approach to the marketplace are so different from past generations. We believe that our lifestyle brands are ideally suited to succeed and thrive in the long-term while managing the various challenges facing our industry.
Important factors relating to certain risks, many of which are beyond our ability to control or predict, which could impact our business are described in Part I, Item 1A. Risk Factors of this report.
Investments and Opportunities

We believe that our Tommy Bahama and Lilly Pulitzer lifestyle brands have significant opportunities for long-term growth in their direct to consumer businesses through expansion of bricks and mortar retail store operations, as we add additional retail store locations and attempt to increase comparable retail store sales, and higher sales in our e-commerce operations, which are likely to grow at a faster rate than comparable bricks and mortar retail store sales. We also believe that these lifestyle brands provide an opportunity for moderate sales increases in their wholesale businesses in the long-term primarily from current customers adding to their existing door count and the selective addition of new wholesale customers who generally follow a full-price retail model. We also believe that there are opportunities for modest sales growth for Lanier Apparel in the future through new product programs for existing and new customers.

We believe that we must continue to invest in our Tommy Bahama and Lilly Pulitzer lifestyle brands in order to take advantage of their long-term growth opportunities. Investments include capital expenditures primarily related to the direct to consumer operations such as retail store and restaurant build-out and remodels, e-commerce initiatives, technology enhancements and distribution center and administrative office expansion initiatives. Additionally, we anticipate increased employment, advertising and other costs in key functions to support the ongoing business operations and fuel future sales growth.

We continue to believe that it is important to maintain a strong balance sheet and liquidity. We believe that positive cash flow from operations in the future coupled with the strength of our balance sheet and liquidity will provide us with sufficient resources to fund future investments in our owned lifestyle brands. While we believe that we have significant opportunities to appropriately deploy our capital and resources in our existing lifestyle brands, in the future, we may also add additional lifestyle brands to our portfolio if we identify appropriate targets which meet our investment criteria.

We believe that an attractive acquisition target would most likely be a lifestyle brand that has a strong emotional connection with its consumer and has a disciplined full-price distribution model consisting of wholesale customers who generally operate a full-price retail model and/or a direct to consumer distribution model via e-commerce or retail stores. Further, while both Tommy Bahama and Lilly Pulitzer are primarily apparel brands, we could also be interested in a company with a more significant footprint in accessories, footwear or other product categories. The acquisition of a premier lifestyle brand is a meticulous process as such a brand is not available very often, and we most likely would have stiff competition from both strategic and private equity firms.
Operating Groups
Our business primarily operates through our Tommy Bahama, Lilly Pulitzer and Lanier Apparel operating groups, each of which is described below. We identify our operating groups based on the way our management organizes the components of our business for purposes of allocating resources and assessing performance. Our operating group structure reflects a brand-focused management approach, emphasizing operational coordination and resource allocation across each brand's direct to consumer, wholesale and licensing operations.

In Fiscal 2015, as a result of certain organizational and management reporting changes, our Oxford Golf operations, which were previously included in Corporate and Other, are considered part of and included in our Lanier Apparel operating group. For all periods presented, amounts for Lanier Apparel include the Oxford Golf operations, while amounts for Corporate and Other exclude those operations. Corporate and Other is a reconciling category for reporting purposes and includes our corporate offices, substantially all financing activities, elimination of inter-segment sales, LIFO inventory accounting adjustments, other costs that are not allocated to the operating groups and operations of other businesses which are not included in our operating groups.

The table below presents net sales and operating information about our operating groups (in thousands).

	Fiscal 2015	Fiscal 2014
Net Sales
Tommy Bahama	$658,467	$627,498
Lilly Pulitzer	204,626	167,736
Lanier Apparel	105,106	126,430
Corporate and Other	1,091	(1,339)
Total	$969,290	$920,325
Operating Income (Loss)
Tommy Bahama	$65,993	$71,132
Lilly Pulitzer	42,525	32,190
Lanier Apparel	7,700	10,043
Corporate and Other (1)	(18,704)	(20,546)
Total operating income	$97,514	$92,819

(1)	The Fiscal 2015 and Fiscal 2014 operating loss for Corporate and Other included $0.3 million and $2.1 million, respectively, of LIFO accounting charges.
The table below presents the total assets of each of our operating groups (in thousands).

	January 30, 2016	January 31, 2015
Assets
Tommy Bahama	$458,234	$420,083
Lilly Pulitzer	115,419	104,352
Lanier Apparel	35,451	41,455
Corporate and Other	(26,414)	(23,353)
Assets related to discontinued operations	—	79,870
Total	$582,690	$622,407
Total assets for Corporate and Other include LIFO reserves of $59.4 million and $58.6 million as of January 30, 2016 and January 31, 2015, respectively. For more details on each of our operating groups, see Note 2 of our consolidated financial statements and Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, both included in this report. For financial information by geographic areas, see Note 2 of our consolidated financial statements, included in this report.
Tommy Bahama
Tommy Bahama designs, sources, markets and distributes men's and women's sportswear and related products. The target consumers of Tommy Bahama are primarily affluent men and women age 35 and older who embrace a relaxed and casual approach to daily living. Tommy Bahama products can be found in our Tommy Bahama stores and on our Tommy Bahama e-commerce website, tommybahama.com, as well as in better department stores and independent specialty stores throughout the United States. We also operate Tommy Bahama restaurants and license the Tommy Bahama name for various product categories. During Fiscal 2015, 95% of Tommy Bahama's sales were to customers within the United States, with the remaining sales being in Canada, Australia and Asia.
We believe that the attraction of the Tommy Bahama brand to our consumers is a reflection of our efforts over many years of maintaining appropriate quality and design of our Tommy Bahama apparel, accessories and licensed products, limiting the distribution of Tommy Bahama products to a select tier of retailers and effectively communicating the relaxed and casual Tommy Bahama lifestyle to consumers. We expect to continue to follow this approach for the brand in the future. We believe that the retail sales value of all Tommy Bahama branded products sold during Fiscal 2015, including our estimate of retail sales by our wholesale customers and other third party retailers, was approximately $1.2 billion.
We believe there is ample opportunity to expand the reach of the Tommy Bahama brand, while at the same time maintaining the select distribution that Tommy Bahama has historically maintained. We believe that in order to take advantage of opportunities for long-term growth, we must continue to invest in the Tommy Bahama brand both domestically and internationally. These investments include amounts associated with capital expenditures and pre-opening expenses of new stores and restaurants; the remodeling of existing stores and restaurants; capital expenditures and ongoing expenses to enhance e-commerce and other technology capabilities; and capital expenditures related to distribution and other facilities.
We believe there are abundant opportunities for continued growth in the United States through direct to consumer expansion as well as developing a more significant women's business in the long-term. During Fiscal 2015, Tommy Bahama's women's business represented 29% of Tommy Bahama's full-price direct to consumer sales but a much lower percentage of Tommy Bahama's wholesale sales. In recent years we began expansion of the Tommy Bahama brand into international markets. These efforts have included the acquisition of the assets and operations of the Tommy Bahama business from our former licensees in Australia in Fiscal 2012 and Canada in Fiscal 2013. The operations of these licensees in each of these countries had developed a certain level of brand awareness, but we determined that after considering the potential direct to consumer and wholesale growth opportunities in those countries, it was appropriate for us to re-acquire the rights to the operations.
We also commenced operations in Asia by opening retail store locations in Asia beginning in Fiscal 2012. The operations in Asia thus far have generated operating losses as we developed a significant Hong Kong-based team and infrastructure to support a larger Asia retail operation. The roll-out of retail stores in Asia has been at a modest pace as we have attempted to focus on improving store operations in Asia prior to engaging in a significant roll-out of additional stores. As a lifestyle brand which desires to remain primarily a full-price brand, we continue to believe it is appropriate that in certain key markets we initially set the tone for the brand rather than engaging a partner. However, in the future, we may engage a local partner to accelerate growth in markets that we have not yet entered, as well as in markets that we are currently operating.
Our near term focus in the Asia-Pacific region remains on our direct to consumer operations in Australia and Japan while at the same time further reducing our infrastructure costs in Hong Kong to better align with our current Asia retail operations. During Fiscal 2015, at the expiration of the respective leases, we closed our retail store in Macau and outlet store in Hong Kong, and we also plan on closing our store in Singapore in Fiscal 2016. These closures will result in our Asia-Pacific retail operations primarily consisting of stores in Australia and Japan. By focusing on Australia and Japan and increasing the store count in those locations, as appropriate, we believe we can do a better job of increasing brand awareness and sales by focusing our marketing spend in a location where the consumer has a variety of options for purchasing Tommy Bahama product, including our own retail stores, our wholesale customers' stores and, in the case of Japan, an in-country Tommy Bahama website. While we believe there are significant long-term opportunities for our Tommy Bahama operations in the Asia-Pacific region, we believe that the operating losses associated with these operations will continue to put downward pressure on our operating margin in the near future until we have sufficient sales to leverage the operating costs.
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
We operate a buying office located in Hong Kong to manage the production and sourcing of the substantial majority of our Tommy Bahama products. During Fiscal 2015, we utilized more than 250 suppliers to manufacture our Tommy Bahama products. In Fiscal 2015, 77% of Tommy Bahama's product purchases were from manufacturers in China. The largest 10 suppliers of Tommy Bahama products provided 48% of the products acquired during Fiscal 2015, with no individual supplier providing greater than 10%.
We believe that advertising and marketing are an integral part of the long-term strategy of the Tommy Bahama brand, and we therefore devote significant resources to advertising and marketing. While the advertising for Tommy Bahama promotes our products, the primary emphasis is on brand image and brand lifestyle. We intend that Tommy Bahama's advertising will engage individuals within the brand's consumer demographic and guide them on a regular basis to our retail stores, e-commerce websites or wholesale customers' stores in search of our products. The marketing of the Tommy Bahama brand includes email, Internet and social media advertising and traditional media such as catalogs, print and other correspondence with customers, as well as moving media and trade show initiatives. As a lifestyle brand, we believe that it is very important that Tommy Bahama communicate regularly with consumers via the use of email, Internet and social media about product offerings or other brand events in order to maintain and strengthen Tommy Bahama's connections with its consumers.
We also believe that highly visible retail store locations with creative design, broad merchandise selection and brand appropriate visual presentation are key enticements for customers to visit our retail stores and buy merchandise. We intend that our retail stores enhance the shopping experience of our customers, which we believe will increase consumer brand loyalty. Marketing initiatives at our retail stores may include special event promotions and a variety of public relations activities designed to create awareness of our products including promotional gift cards and "flip-side" events intended to drive traffic to our stores and websites. We believe our traditional and electronic media communications increase the sales of our own retail stores and e-commerce operations, as well as the sales of our products for our wholesale customers.
For certain of our wholesale customers, we also provide point-of-sale materials and signage to enhance the presentation of our products at their retail locations and/or participate in cooperative advertising programs.
We operate a Tommy Bahama distribution center in Auburn, Washington, which serves our North American direct to consumer and wholesale operations. Activities at the distribution center include receiving finished goods from suppliers, inspecting the products and shipping the products to our Tommy Bahama stores, our wholesale customers and our e-commerce customers. We seek to maintain sufficient levels of Tommy Bahama inventory at the distribution center to support our direct to consumer operations, as well as pre-booked orders and some limited replenishment ordering for our wholesale customers. We use local third party distribution centers for our Asia-Pacific operations.
Direct to Consumer Operations
A key component of our Tommy Bahama growth strategy is to operate our own stores and e-commerce websites, which we believe permits us to develop and build brand awareness by presenting our products in a setting specifically designed to showcase the aspirational lifestyle on which the products are based. Our Tommy Bahama direct to consumer channels, which consist of retail store, e-commerce and restaurant operations, in the aggregate, represented 76% of Tommy Bahama's net sales in Fiscal 2015. We expect the percentage of our Tommy Bahama sales which are direct to consumer sales will increase slightly in future years as we anticipate that the direct to consumer distribution channel will grow at a faster pace than the wholesale distribution channel. Retail store, e-commerce and restaurant net sales accounted for 50%, 15% and 11%, respectively, of Tommy Bahama's net sales in Fiscal 2015.
Our direct to consumer strategy for the Tommy Bahama brand includes locating and operating full-price retail stores in upscale malls, lifestyle shopping centers, resort destinations and brand appropriate street locations. Generally, we seek shopping areas and malls with high-profile or upscale consumer brands for our full-price retail stores. As of January 30, 2016, approximately 40% of our full-price Tommy Bahama retail locations were in regional malls, with the remainder primarily being stores in street-front locations or lifestyle centers. Our full-price retail stores allow us the opportunity to carry a full line of current season merchandise, including apparel, home products and accessories, all presented in an aspirational, island-inspired atmosphere designed to be relaxed, comfortable and unique. We believe that the Tommy Bahama retail stores provide high visibility for the brand and products, and allow us to stay close to the preferences of our consumers. Further, we believe that our presentation of products and our strategy to operate the retail stores as full-price stores with limited in-store promotional activities are good for the Tommy Bahama brand and, in turn, enhance business with our wholesale customers. Generally, we believe there are opportunities for retail stores in warmer and colder climates, as we believe the more important consideration is whether the location attracts the affluent consumer that we are targeting.
Our Tommy Bahama outlet stores, which generated 10% of our total Tommy Bahama net sales in Fiscal 2015, are generally located in outlet shopping centers that include upscale retailers and serve an important role in overall inventory management by allowing us to sell discontinued and out-of-season products at better prices than are otherwise available from outside parties. We believe that this approach helps us protect the integrity of the Tommy Bahama brand by allowing our full-price retail stores to limit promotional activity and controlling the distribution of discontinued and out-of-season product. To supplement the clearance items sold in Tommy Bahama outlets, approximately 20% of the product sold in our Tommy Bahama outlets was made specifically for our outlets. At this time and based on our anticipated proportion of clearance versus made-for items in our outlet stores, we anticipate that we would generally operate one outlet for approximately every three full-price stores.
For Tommy Bahama's domestic full-price retail stores and restaurant-retail locations operating for the full Fiscal 2015 year, sales per gross square foot, excluding restaurant sales and restaurant space, were approximately $655 during Fiscal 2015, compared to $680 for stores operating for the full Fiscal 2014 year. The decrease in sales per square foot was primarily due to Fiscal 2014 store openings having a lower sales per square foot than the overall average and unfavorable domestic comparable store sales for stores opened prior to Fiscal 2014. For international full-price retail stores and restaurant-retail locations located in Canada, Australia and Asia operating for the full Fiscal 2015 year, sales per gross square foot, excluding restaurant sales and restaurant space, were approximately $410 during Fiscal 2015. In Fiscal 2015, our domestic outlet stores and international outlet stores generated approximately $380 and $255 of sales per square foot, respectively, for outlets open for the entire 2015 fiscal year.
As of January 30, 2016 we operated 16 restaurants, generally adjacent to a Tommy Bahama full-price retail store location, which together we often refer to as islands. These restaurant-retail locations provide us with the opportunity to immerse customers in the ultimate Tommy Bahama experience. We do not anticipate that many of our retail locations will have an adjacent restaurant; however, in select high-profile, brand appropriate locations, such as Naples and Jupiter, Florida, Waikiki, Hawaii, and New York City, we have determined that an adjacent restaurant can further enhance the image of the brand. The net sales per square foot in our domestic full-price retail stores which are adjacent to a restaurant are on average two times the sales per square foot of our domestic full-price retail stores not adjacent to a restaurant. We believe that the experience of a meal or drink in a Tommy Bahama restaurant may entice the customer to purchase additional Tommy Bahama merchandise and potentially provide a memorable consumer experience that further enhances the relationship between Tommy Bahama and the consumer.
As of January 30, 2016, the total square feet of space utilized for our Tommy Bahama full-price retail store and outlet store operations was 0.6 million with another 0.1 million of total square feet utilized in our Tommy Bahama restaurant operations. The table below provides certain information regarding Tommy Bahama retail stores operated by us as of January 30, 2016.

	Full-Price Retail Stores	Outlet Stores	Restaurant-Retail Locations	Total
Florida	19	4	5	28
California	16	5	3	24
Texas	6	4	1	11
Hawaii	4	1	3	8
Nevada	4	1	1	6
Maryland	3	2	—	5
New York	2	2	1	5
Other states	37	16	1	54
Total domestic	91	35	15	141
Canada	6	3	—	9
Total North America	97	38	15	150
Australia	7	2	—	9
Japan	1	1	1	3
Other international	2	—	—	2
Total	107	41	16	164
Average square feet per store (1)	3,400	4,500	4,300
Total square feet at year end	365,000	185,000	70,000

(1)	Average square feet for restaurant-retail locations consists of average retail space and excludes space used in the associated restaurant operations.
The table below reflects the changes in store count for Tommy Bahama stores during Fiscal 2015.

	Full-Price Retail Stores	Outlet Stores	Restaurant-Retail Locations	Total
Open as of beginning of fiscal year	101	41	15	157
Opened during fiscal year	9	1	1	11
Closed during fiscal year	(3)	(1)	—	(4)
Open as of end of fiscal year	107	41	16	164
In future years, we currently expect to open approximately seven to 10 retail locations per year, however, recently we have opened more than this stated pace. The operation of full-price retail stores, outlet stores and restaurant-retail locations requires a greater amount of initial capital investment than wholesale operations, as well as greater ongoing operating costs. We estimate that we will spend approximately $1.0 million on average in connection with the build-out of a domestic full-price retail store. However, individual locations, particularly those in urban locations, may require investments greater than these amounts depending on a variety of factors, including the location and size of the store. The cost of a restaurant-retail location is significantly more than the cost of a retail store and can vary significantly depending on a variety of factors. Historically, the cost of our restaurant-retail locations has been approximately $5 million; however, we have spent significantly more than that amount for certain locations, including New York City and Waikiki. For most of our stores, the landlord provides certain incentives to fund a portion of our capital expenditures.
We also incur capital expenditures when a lease expires and we determine it is appropriate to relocate a store to a new location in the same vicinity as the previous store. The cost of store relocations is generally comparable to the costs of opening a new full-price retail store or outlet store. Additionally, we incur capital expenditure costs related to periodic remodels of existing stores, particularly when we renew or extend a lease beyond the original lease term, or otherwise determine that a remodel of a store is appropriate. When a lease expires we may decide to close the store rather than relocating the store to another location or renewing the lease. As we reach the expirations of more of our lease agreements in the near future, we anticipate that the capital expenditures for relocations and remodels, in the aggregate, may increase in future periods.
In addition to our full-price retail stores and outlet stores, our direct to consumer approach includes various e-commerce websites, including the tommybahama.com website and the tommybahama.jp website, which launched in February 2015. During Fiscal 2015, e-commerce sales represented 15% of Tommy Bahama's net sales. Our Tommy Bahama websites allow consumers to buy Tommy Bahama products directly from us via the Internet. These websites also enable us to increase our database of consumer contacts, which allows us to communicate directly and frequently with consenting consumers. As we reach more customers in the future, we anticipate that our e-commerce distribution channel for Tommy Bahama will continue to grow at a faster pace than our domestic retail store operations or wholesale operations. Also, we expect to continue to have a select number of e-commerce flash clearance sales, which represented 9% of Tommy Bahama e-commerce sales in Fiscal 2015, using our outlettommybahama.com website as a means of complementing our outlets in liquidating discontinued or out-of-season inventory, in a brand appropriate manner.
Wholesale Operations
To complement our direct to consumer operations and have access to a larger group of consumers, including those who may wish to shop at specialty stores or department stores, we continue to maintain our wholesale operations for Tommy Bahama. Tommy Bahama's wholesale customers consist of sales to better department stores and specialty stores that generally follow a full-price retail model approach with limited discounting. We value our long-standing relationships with our wholesale customers and are committed to working with them to enhance the success of the Tommy Bahama brand within their stores. We believe that the integrity and continued success of the Tommy Bahama brand, including its direct to consumer operations, is dependent, in part, upon controlled wholesale distribution with careful selection of the retailers through which Tommy Bahama products are sold.
As a result of this approach to limiting our wholesale customers, we believe that sales growth in our men's apparel wholesale business, which represented approximately 86% of Tommy Bahama's wholesale sales in Fiscal 2015, may be somewhat limited domestically. However, we believe that we have significant opportunities for wholesale sales increases for our Tommy Bahama women's business, which represented approximately 14% of Tommy Bahama's wholesale sales in Fiscal 2015. Overall, we expect that the Tommy Bahama wholesale business will grow at a slower rate than the direct to consumer distribution channel.
Wholesale sales for Tommy Bahama accounted for 24% of Tommy Bahama's net sales in Fiscal 2015. Approximately two-thirds of of Tommy Bahama's wholesale business reflects sales to major department stores with the remaining wholesale sales primarily being sales to specialty stores. Tommy Bahama products are available in more than 2,000 retail locations. During Fiscal 2015, 15% of Tommy Bahama's net sales were to Tommy Bahama's five largest wholesale customers, with its largest customer representing 6% of Tommy Bahama's net sales.
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

Men's and women's headwear	Ceiling fans	Indoor furniture
Men's socks	Rugs	Outdoor furniture and related products
Mattresses	Fabrics	Bedding and bath linens
Sleepwear	Belts, leather goods and gifts	Table top accessories
Shampoo, soap and bath amenities	Luggage	Suncare products
Fragrances
In addition to our licenses for the specific product categories listed above, we may enter into certain international distributor agreements which allow those parties to distribute Tommy Bahama apparel and other products on a wholesale and/or retail basis within certain countries or regions. As of January 30, 2016, we have one such agreement for the Middle East. Substantially all of the products sold by the distributor are identical to the products sold in our own Tommy Bahama stores. In addition to selling Tommy Bahama goods to wholesale accounts, the distributor operates its own retail stores.
Seasonal Aspects of Business
Tommy Bahama's operating results are impacted by seasonality as the demand by specific product or style, as well as by distribution channel, may vary significantly depending on the time of year. The following table presents the percentage of net sales and operating income for Tommy Bahama by quarter for Fiscal 2015:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	26%	25%	19%	30%
Operating income (loss)	31%	31%	(10)%	48%
As the timing of certain unusual or non-recurring items, economic conditions, wholesale product shipments or other factors affecting the business may vary from one year to the next, we do not believe that net sales or operating income for any particular quarter or the distribution of net sales and operating income for Fiscal 2015 are necessarily indicative of anticipated results for the full fiscal year or expected distribution in future years. For example, in Fiscal 2015, Tommy Bahama's operating results in the third quarter were negatively impacted by increased occupancy costs associated with duplicate rent expense, moving costs and higher rent structure related to the relocation of Tommy Bahama's office in Seattle, Washington as well as substantial pre-opening rent and set-up costs associated with the Waikiki restaurant-retail location which opened in late October 2015.
The timing of Tommy Bahama's sales in the direct to consumer and wholesale distribution channels generally varies. Typically, the demand in the direct to consumer operations, including sales at our own stores and e-commerce site, for Tommy Bahama products in our principal markets is generally higher in the spring, summer and holiday seasons and lower in the fall season. However, wholesale product shipments are generally shipped prior to each of the retail selling seasons. As the allocation of sales within a quarter is impacted by the seasonality of direct to consumer and wholesale sales, we have presented in the following table the proportion of net sales for each quarter represented by each distribution channel for Fiscal 2015, which may not necessarily be indicative of the allocation of sales within any particular quarter in future periods:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Full-price retail stores and outlets	47%	55%	48%	51%	50%
E-commerce	12%	17%	11%	19%	15%
Restaurant	12%	10%	11%	9%	11%
Wholesale	29%	18%	30%	21%	24%
Total	100%	100%	100%	100%	100%
Lilly Pulitzer

Lilly Pulitzer designs, sources, markets and distributes upscale collections of women's and girl's dresses, sportswear and related products. The Lilly Pulitzer brand was originally created in the late 1950's by Lilly Pulitzer and is an affluent brand with a heritage and aesthetic based on the Palm Beach resort lifestyle. The brand is somewhat unique among women's brands in that it has demonstrated multi-generational appeal, including young women in college or recently graduated from college; young mothers with their daughters; and women who are not tied to the academic calendar. Lilly Pulitzer products can be found in our owned Lilly Pulitzer stores, in Lilly Pulitzer Signature Stores, which are described below, and on our Lilly Pulitzer website, lillypulitzer.com, as well as in better department and independent specialty stores. During Fiscal 2015, 45% and 37% of Lilly Pulitzer's net sales were for women's sportswear and dresses, respectively, with the remaining sales consisting of Lilly Pulitzer accessories, including scarves, bags, jewelry and belts; children's apparel; footwear; and licensed products.
We believe that there is significant opportunity to expand the reach of the Lilly Pulitzer brand, while at the same time maintaining the exclusive distribution that Lilly Pulitzer has historically maintained. We believe that in order to take advantage of opportunities for long-term growth, we must continue to invest in the Lilly Pulitzer brand. These investments include amounts associated with opening and operating new stores, costs to enhance e-commerce and other technology capabilities and an increase in employment, advertising and other costs to support a growing business. While we believe that these investments will generate long-term benefits, the investments may have a short-term negative impact on Lilly Pulitzer's operating margin.
We believe the attraction of the Lilly Pulitzer brand to our consumers is a reflection of years of maintaining appropriate quality and design of the Lilly Pulitzer apparel, accessories and licensed products, restricting the distribution of the Lilly Pulitzer products to a select tier of retailers and effectively communicating the message of Lilly's optimistic Palm Beach resort chic lifestyle. We believe this approach to quality, design, distribution and communication has been critical in allowing us to achieve the current retail price points for Lilly Pulitzer products. We believe that the retail sales value of all Lilly Pulitzer branded products sold during Fiscal 2015, including our estimate of retail sales by our wholesale customers and other third party retailers, but excluding sales associated with the one-time Target collaboration in April 2015, exceeded $275 million.
Design, Sourcing, Marketing and Distribution
Lilly Pulitzer's products are developed by our dedicated design teams located at the Lilly Pulitzer headquarters in King of Prussia, Pennsylvania as well as Palm Beach, Florida. Our Lilly Pulitzer design teams focus on the target consumer, and the design process combines feedback from buyers, consumers and our sales force, along with market trend research. Lilly Pulitzer apparel products are designed to incorporate various fiber types, including cotton, silk, linen and other natural and man-made fibers, or blends of two or more of these materials.
Lilly Pulitzer uses a combination of in-house employees in our King of Prussia and Hong Kong offices and third party buying agents primarily based in Asia to manage the production and sourcing of the Lilly Pulitzer apparel products. Through its buying agents and direct sourcing, Lilly Pulitzer used approximately 50 suppliers, with the largest individual supplier providing 13%, and the largest 10 suppliers providing 62%, of the Lilly Pulitzer products acquired during Fiscal 2015. In Fiscal 2015, 61% of Lilly Pulitzer's product purchases were from manufacturers located in China.
We believe that advertising and marketing are an integral part of the long-term strategy of the Lilly Pulitzer brand, and we therefore devote significant resources to advertising and marketing. We intend that Lilly Pulitzer's advertising will engage individuals within the brand's consumer demographic and guide them on a regular basis to our retail stores, e-commerce websites and wholesale customers' stores in search of our products. The marketing of the Lilly Pulitzer brand includes email, Internet and social media advertising as well as traditional media such as catalogs, print and other correspondence with customers and moving media and trade show initiatives. We believe that it is very important that a lifestyle brand effectively communicate with consumers on a regular basis via the use of electronic media and print correspondence about product offerings or other brand events in order to maintain and strengthen the brand's connections with consumers.
In addition to our ongoing Lilly Pulitzer marketing initiatives, we were also extremely pleased with a specific one-time marketing program in Fiscal 2015. This initiative was a single delivery design collaboration with the Target Corporation where Lilly Pulitzer provided certain designs and prints to Target, and Target used those prints on a collection of 250 pieces spanning apparel, accessories and shoes for women and girls, as well as home accents, outdoor entertaining accessories, beach gear and travel essentials. This single delivery program launched in April 2015 in all domestic Target locations and on the Target website. Target highlighted the collaboration in its marketing materials in connection with the launch. We did not recognize any product sales related to this program; however, this marketing program provided a significant amount of national exposure and media impressions for the Lilly Pulitzer brand. We believe that this marketing exposure introduced the Lilly Pulitzer brand to new consumers both on the East Coast where the brand has a very strong brand recognition and also west of the Mississippi River, where Lilly Pulitzer generated less than 20% of its Fiscal 2015 e-commerce sales.
We believe that highly visible retail store locations with creative design, broad merchandise selection and brand appropriate visual presentation are key enticements for customers to visit our retail stores and buy merchandise. We intend that our retail stores enhance the shopping experience of our customers, which we believe will increase consumer brand loyalty. Marketing initiatives at certain of our retail stores may include special event promotions and a variety of public relations activities designed to create awareness of our stores and products. At certain times during the year, an integral part of the marketing plan for Lilly Pulitzer includes certain gift with purchase programs where the consumer earns the right to a Lilly Pulitzer gift product if certain spending thresholds are achieved by the consumer. We believe that our retail store operations as well as our traditional and electronic media communications enhance brand awareness and increase the sales of Lilly Pulitzer products in all channels of distribution.
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
Direct to Consumer Operations
A key component of our Lilly Pulitzer growth strategy is to operate our own stores and e-commerce website which we believe permits us to develop and build brand awareness by presenting products in a setting specifically designed to showcase the aspirational lifestyle on which they are based. The distribution channels included in Lilly Pulitzer's direct to consumer strategy consist of full-price retail store and e-commerce operations and represented 68% of Lilly Pulitzer's net sales in Fiscal 2015, compared to 62% in Fiscal 2014. We expect the percentage of our Lilly Pulitzer sales which are direct to consumer sales will increase in future years as we anticipate that the full-price retail and e-commerce components of the Lilly Pulitzer business will continue to grow at a faster rate than the wholesale distribution channel.
Our direct to consumer strategy for the Lilly Pulitzer brand includes operating full-price retail stores in higher-end malls, lifestyle shopping centers, resort destinations and brand-appropriate street locations. Sales at our retail stores represented 38% of Lilly Pulitzer's net sales during Fiscal 2015. As of January 30, 2016, approximately one-half of the Lilly Pulitzer stores were located in indoor regional malls, approximately one-third of the Lilly Pulitzer stores were located in outdoor regional lifestyle centers and the remaining locations were primarily street locations. Each retail store carries a wide range of merchandise, including apparel, footwear and accessories, all presented in a manner intended to enhance the Lilly Pulitzer image, brand awareness and acceptance. Our Lilly Pulitzer retail stores allow us to present Lilly Pulitzer's full line of current season products. We believe our Lilly Pulitzer retail stores provide high visibility for the brand and products and also enable us to stay close to the needs and preferences of consumers. Also, we believe that our presentation of products and our strategy to operate the retail stores as full-price stores with limited promotional activities complement our business with our wholesale customers. Generally, we believe there are opportunities for retail stores in warmer and colder climates, as we believe the more important consideration is whether the location attracts the affluent consumer that we are targeting.
Lilly Pulitzer's retail store sales per gross square foot for Fiscal 2015 were approximately $835 for the retail stores which were open the full Fiscal 2015 year compared to approximately $730 for the Lilly Pulitzer stores open for the full Fiscal 2014 year. The increase in sales per gross square foot from the prior year was primarily due to higher comparable store sales. The table below provides certain information regarding Lilly Pulitzer retail stores as of January 30, 2016.

Number of Full-Price Retail Stores
Florida	12
New York	3
Other	19
Total	34
Average square feet per store	2,700
Total square feet at year-end	91,000

The table below reflects the changes in store count for Lilly Pulitzer stores during Fiscal 2015.

Full-Price Retail Stores
Open as of beginning of fiscal year	28
Opened during fiscal year	6
Open as of end of fiscal year	34
In Fiscal 2016, we expect to open six retail stores, and after Fiscal 2016, we expect to maintain a similar pace in the near future. The operation of full-price retail stores requires a greater amount of initial capital investment than wholesale operations, as well as greater ongoing operating costs. We anticipate that most future full-price retail store openings will generally be 2,500 square feet on average; however, many stores will be larger or smaller than 2,500 square feet with the determination of size of the store depending on a variety of criteria. To open a 2,500 square foot Lilly Pulitzer full-price retail store, we anticipate capital expenditures of approximately $0.8 million on average. For most of our retail stores, the landlord provides certain incentives to fund a portion of our capital expenditures.
In addition to new store openings, we also incur capital expenditure costs related to remodels of existing stores, particularly when we renew or extend a lease beyond the original lease term, or otherwise determine that a remodel of a store is appropriate. We may also incur capital expenditures if a lease expires, or otherwise, and we determine it is appropriate to relocate a store to a new location in the same vicinity as the previous store. The cost of store relocations, if any, will generally be comparable to the cost of opening a new store. Alternatively, when a lease expires we may decide to close the store rather than relocating the store to another location or renewing the lease. In the First Quarter of Fiscal 2016, we closed our East Hampton, New York store at the expiration of the lease agreement.
In addition to operating Lilly Pulitzer full-price retail stores, another key element of our direct to consumer strategy is the lillypulitzer.com website, which represented 30% of Lilly Pulitzer's net sales in Fiscal 2015 compared to 28% in Fiscal 2014. The Lilly Pulitzer e-commerce business has experienced significant growth in recent years and we anticipate that the rate of growth of the e-commerce business will remain strong in the future.
We also utilize the Lilly Pulitzer website as an effective means of liquidating discontinued or out-of-season inventory, which is an ongoing part of any apparel business, in a brand appropriate manner. Usually, we have two e-commerce flash clearance sales per year, both of which are in typical industry end of season promotional periods. These sales are brand appropriate events that create a significant amount of excitement with loyal Lilly Pulitzer consumers, who are looking for an opportunity to purchase Lilly Pulitzer products at a discounted price. Each of these two e-commerce flash clearance sales are for a very limited number of days, allowing the Lilly Pulitzer website to essentially remain full-price for the remainder of the year. During Fiscal 2015, approximately 30% of Lilly Pulitzer's e-commerce sales were e-commerce flash clearance sales.
Wholesale Operations
To complement our direct to consumer operations and have access to a larger group of consumers, including those who may wish to shop at a specialty store or department store, we continue to maintain our wholesale operations for Lilly Pulitzer. These wholesale operations are with better department stores and specialty stores that generally follow a full-price retail model approach with limited discounting. During Fiscal 2015, approximately 32% of Lilly Pulitzer's net sales were sales to wholesale customers. During Fiscal 2015 almost one-half of Lilly Pulitzer's wholesale sales were to Lilly Pulitzer's Signature Stores, as described below, while approximately one-third of Lilly Pulitzer's wholesale sales were to department stores. Lilly Pulitzer's net sales to its five largest wholesale customers represented 13% of Lilly Pulitzer's net sales in Fiscal 2015 with its largest customer representing 5% of Lilly Pulitzer's net sales.
An important part of Lilly Pulitzer's wholesale distribution is sales to Signature Stores. For these stores, we enter into agreements whereby we grant the other party the right to independently operate one or more stores as a Lilly Pulitzer Signature Store, subject to certain conditions, including designating substantially all the store specifically for Lilly Pulitzer products and adhering to certain trademark usage requirements. These agreements are generally for a two-year period. We sell products to these Lilly Pulitzer Signature Stores on a wholesale basis and do not receive royalty income associated with these sales. As of January 30, 2016, there were 71 Lilly Pulitzer Signature Stores.
Although we do not expect that the Lilly Pulitzer wholesale business will grow at the same pace as the direct to consumer distribution channel, we value our long-standing relationships with our wholesale customers and are committed to working with them to enhance the success of the Lilly Pulitzer brand within their stores. We believe that the integrity and continued success of the Lilly Pulitzer brand, including its direct to consumer operations, is dependent, in part, upon controlled wholesale distribution with careful selection of the retailers through which Lilly Pulitzer products are sold. Lilly Pulitzer products are available in more than 600 retail locations.

We maintain Lilly Pulitzer apparel sales offices and showrooms in Palm Beach, Florida; King of Prussia, Pennsylvania and New York City. Our wholesale operations for Lilly Pulitzer utilize a sales force consisting of salaried sales employees.
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
Seasonal Aspects of Business
Lilly Pulitzer's operating results are impacted by seasonality as the demand by specific product or style as well as demand by distribution channel may vary significantly depending on the time of year. The following table presents the percentage of net sales and operating income for Lilly Pulitzer by quarter for Fiscal 2015:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	29%	32%	21%	18%
Operating income	42%	46%	12%	—%
As the timing of certain unusual or non-recurring items, economic conditions, wholesale product shipments or other factors affecting the business may vary from one year to the next, we do not believe that net sales or operating income for any particular quarter or the distribution of net sales for Fiscal 2015 are necessarily indicative of anticipated results for the full fiscal year or expected distribution in future years.
The timing of Lilly Pulitzer's sales in the direct to consumer and wholesale distribution channels generally varies. Typically, the demand in the direct to consumer operations, including sales for our own stores and e-commerce sites, for Lilly Pulitzer products in our principal markets is generally higher in the spring, summer and resort seasons and lower in the fall season. However, wholesale product shipments are generally shipped prior to each of the retail selling seasons. Further, in the third quarter of our fiscal year, which has not historically been a strong direct to consumer or wholesale quarter for Lilly Pulitzer, Lilly Pulitzer has held a significant e-commerce flash clearance sale which results in e-commerce sales representing a larger percentage of total sales than in other fiscal quarters. As the allocation of sales within a quarter is impacted by the seasonality of direct to consumer and wholesale sales, we have presented in the following table the proportion of net sales for each quarter represented by each distribution channel for Fiscal 2015, which may not necessarily be indicative of the allocation of sales by distribution channel in future periods:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Full-price retail stores	33%	45%	32%	38%	38%
E-commerce	20%	27%	43%	35%	30%
Wholesale	47%	28%	25%	27%	32%
Total	100%	100%	100%	100%	100%
Lanier Apparel
During Fiscal 2015, our former Lanier Clothes operating group and Oxford Golf business, which was previously included in Corporate and Other, were combined into our Lanier Apparel group. We believe that this combination of the two businesses provides additional opportunities for growth for each of the businesses in the future. The Lanier Clothes business, an efficient operator that excels in sourcing, production, logistics, distribution and tailored clothing design, lacked an appropriate level of sportswear design expertise. At the same time the Oxford Golf business provides wonderful sportswear and golf designs for the Oxford Golf brand and private label customers, but lacked sufficient sales volume and relationships with large retailers. We believe the combination of the tailored clothing and Oxford Golf businesses provides excellent opportunities for the businesses to leverage their combined skills, which should allow for greater opportunities for sales growth and cost savings efficiencies in the future.
Lanier Apparel designs, sources and distributes branded and private label men's apparel, including tailored clothing, casual pants and sportswear, across a wide range of price points, with the majority of the business at moderate price points. The majority of our Lanier Apparel products are sold under certain trademarks licensed to us by third parties. Licensed brands include Kenneth Cole®, Dockers®, Geoffrey Beene® and Nick Graham®. Additionally, we design and market products for our owned Billy London® and Oxford Golf® brands. Sales of branded products represented approximately 68% of Lanier Apparel's net sales during Fiscal 2015.
In addition to these branded businesses, Lanier Apparel designs and sources private label apparel products for certain customers, including a large private label pants program for a warehouse club. For our large retail customers, the private label programs offer the customer product exclusivity at generally higher gross margins than they would achieve on branded products, while allowing us the opportunity to leverage our design, sourcing, production, logistics and distribution infrastructure. For other customers, we may perform any combination of design, sourcing, production, logistics or distribution services for a brand owner who will then distribute the product acquired from us to their wholesale customers. In these cases, the brand owner may have determined it is more efficient to outsource the functions to Lanier Apparel, may be a small company that lacks such expertise given the brand's size or may want to focus their energies on the design aspect of their brand.
Our Lanier Apparel products are sold to department stores, national chains, warehouse clubs, discount retailers, specialty retailers and others throughout the United States. Lanier Apparel's products are sold in more than 5,000 retail locations. In Lanier Apparel, we have long-standing relationships with some of the United States' largest retailers. During Fiscal 2015, Lanier' Apparel's three largest customers represented 18%, 16% and 13% of Lanier Apparel's net sales, while sales to Lanier Apparel's 10 largest customers represented 78% of Lanier Apparel's net sales. The amount and percentage of net sales attributable to an individual customer in future years may be different than Fiscal 2015 amounts as sales are not tied to long-term contracts.
As much of Lanier Apparel's private label sales are program based, where for each program or season Lanier Apparel must bid for a program, an individual customer could increase, decrease or discontinue its purchases from us at any time. Thus, significant fluctuations in Lanier Apparel's operating results from one year to the next may result, particularly if a program is not renewed, the customer decides to use another vendor, we determine that the return on the program is not acceptable to us, a new program is initiated, there is a significant increase in the volume of the program or otherwise. Additionally, in accordance with normal industry practice, as part of maintaining an ongoing relationship with certain customers, Lanier Apparel may be required to provide cooperative advertising or other incentives to the customer.
The moderate price point tailored clothing and sportswear markets are extremely competitive sectors with significant competition at retail and gross margin pressures due to retail sales price pressures as well as product cost increases. We believe that our Lanier Apparel business has historically excelled at bringing quality products to our customers at competitive prices and managing inventory risk appropriately while requiring minimal capital expenditure investments.
Design, Manufacturing, Sourcing, Marketing and Distribution
We believe that superior customer service and supply chain management, as well as the design of quality products, are all integral components of our strategy in the branded and private label tailored clothing and sportswear markets in which Lanier Apparel operates. Our Lanier Apparel design teams, which are located in New York City and Atlanta, focus on the target consumer for each brand and product. The design process combines feedback from buyers and sales agents along with market trend research and input from manufacturers. Our various Lanier Apparel products are manufactured from a variety of fibers, including wool, silk, linen, cotton and other natural fibers, as well as synthetics and blends of these materials.
Lanier Apparel manages production in Asia and Latin America through a combination of efforts from our Lanier Apparel offices in Atlanta and Hong Kong as well as with third party buying agents. Lanier Apparel's sourcing operations are also supplemented, as appropriate, by third party contractors who may provide certain sourcing functions or in-country quality assurance to further enhance Lanier Apparel's global sourcing operations. During Fiscal 2015, 74% of Lanier Apparel's product purchases were from manufacturers located in Vietnam. Lanier Apparel purchased goods from approximately 150 suppliers in Fiscal 2015. The 10 largest suppliers of Lanier Apparel provided 85% of the finished goods and raw materials Lanier Apparel acquired from third parties during Fiscal 2015, with 26% of our product purchases being from our largest third party supplier. In addition to purchasing products from third parties in Vietnam, India and other countries, Lanier Apparel operates a manufacturing facility, located in Merida, Mexico, which produced 13% of our Lanier Apparel products during Fiscal 2015.

The advertising efforts of Lanier Apparel are much more product specific than advertising for our owned lifestyle brands. For Lanier Apparel's branded products, advertising primarily consists of cooperative advertising with our larger customers, contributions to the licensor based on a specified percentage of our net sales to fund the licensor's general brand advertising initiatives and attending brand appropriate trade shows. As a provider of private label apparel, we are generally not responsible for advertising for private label brands.
For Lanier Apparel, we utilize a distribution center located in Toccoa, Georgia, a distribution center in Lyons, Georgia and certain third party distribution centers for our product shipments, where we receive goods from our suppliers, inspect those products and ship the goods to our customers. We seek to maintain sufficient levels of inventory to support programs for pre-booked orders and to meet customer demand for at-once ordering. For certain standard product styles, we maintain in-stock replenishment programs, providing shipment to customers within just a few days of receiving the order. These types of programs generally require higher inventory levels. Disposal of excess prior-season inventory is an ongoing part of our business and Lanier Apparel utilizes various off-price retailers to sell such products.
We maintain apparel sales offices and showrooms for our Lanier Apparel products in several locations, including New York City and Atlanta and employ a sales force consisting of a combination of salaried employees and independent sales reps. Lanier Apparel operates the billylondonuk.com, menstailoreddirect.com and oxfordgolf.com websites, where certain Lanier Apparel products may be purchased on-line directly by consumers. In addition, Lanier Apparel also ships certain products directly to consumers who purchase products from the websites of certain of its wholesale customers.
Seasonal Aspects of Business
Lanier Apparel's operating results are impacted by seasonality as the demand by specific product or style may vary significantly depending on the time of year. As a wholesale apparel business, in which product shipments generally occur prior to the retail selling seasons, the seasonality of Lanier Apparel generally reflects stronger spring and fall wholesale deliveries which typically occur in our first and third quarters; however, in some fiscal years this will not be the case due to much of Lanier Apparel's operations being program-driven businesses. The following table presents the percentage of net sales and operating income for Lanier Apparel by quarter for Fiscal 2015:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	27%	20%	28%	25%
Operating income	24%	14%	39%	23%
The timing of certain unusual or non-recurring items, economic conditions, wholesale product shipments, the introduction of new programs, the loss of programs or customers or other factors affecting the business may vary significantly from one year to the next. Therefore, we do not believe that net sales or operating income of Lanier Apparel for any particular quarter or the distribution of net sales and operating income for Fiscal 2015 are necessarily indicative of anticipated results for the full fiscal year or expected distribution in future years.
Corporate and Other
Corporate and Other is a reconciling category for reporting purposes and includes our corporate offices, substantially all financing activities, elimination of inter-segment sales, LIFO inventory accounting adjustments, other costs that are not allocated to the operating groups and operations of other businesses which are not included in our operating groups, including our Lyons, Georgia distribution center operations, which performs warehouse and distribution services for third parties, as well as our Lanier Apparel business. LIFO inventory calculations are made on a legal entity basis which does not correspond to our operating group definitions; therefore, LIFO inventory accounting adjustments are not allocated to operating groups.
Discontinued Operations
Discontinued operations include the assets and operations of our former Ben Sherman operating group which we sold in July 2015. Unless otherwise indicated, all references to assets, liabilities, revenues, expenses and other information in this report reflect continuing operations and exclude any amounts related to the discontinued operations of our former Ben Sherman operating group. Refer to Note 12 in our consolidated financial statements included in this report for additional information about discontinued operations.
TRADEMARKS
As discussed above, we own trademarks, several of which are very important to our business. Generally, our significant trademarks are subject to registrations and pending applications throughout the world for use on apparel and, in some cases, apparel-related products, accessories, home furnishings and beauty products, as well as in connection with retail services. We continue to evaluate our worldwide usage and registration of certain of our trademarks. In general, trademarks remain valid and enforceable as long as the trademarks are used in connection with our products and services in the relevant jurisdiction and the required registration renewals are filed. Important factors relating to risks associated with our trademarks include, but are not limited to, those described in Part I, Item 1A. Risk Factors.
PRODUCT SOURCING
We intend to maintain flexible, diversified, cost-effective sourcing operations that provide high-quality apparel products. Our operating groups, either internally or through the use of third party buying agents, source substantially all of our products from non-exclusive, third party producers located in foreign countries, with a significant concentration in Asia, or from our licensees for licensed products sold in our direct to consumer distribution channels. During Fiscal 2015, we sourced approximately 62% and 14% of our products from producers located in China and Vietnam, respectively, with no other country greater than 10%. Although we place a high value on long-term relationships with our suppliers and have used many of our suppliers for a number of years, generally we do not have long-term contracts with our suppliers. Instead, we conduct business on an order-by-order basis. Thus, we compete with other companies for the production capacity of independent manufacturers. We believe that this approach provides us with the greatest flexibility in identifying the appropriate manufacturers while considering quality, cost, timing of product delivery and other criteria while also utilizing the expertise of the manufacturers. During Fiscal 2015, no individual third party manufacturer supplied more than 10% of our product purchases.
We purchase substantially all of our products from third party producers as package purchases of finished goods, which are manufactured with oversight by us or our buying agents and to our design and fabric specifications. The use of contract manufacturers reduces the amount of capital investment required by us as operating manufacturing facilities can require a significant amount of capital investment. We depend upon the ability of third party producers to secure a sufficient supply of raw materials specified by us, adequately finance the production of goods ordered and maintain sufficient manufacturing and shipping capacity rather than us providing or financing the costs of these items. We believe that purchasing substantially all of our products as package purchases allows us to reduce our working capital requirements as we are not required to purchase, or finance the purchase of, the raw materials or other production costs related to our product purchases until we take ownership of the finished goods, which typically occurs when the goods are shipped by the third party producers. In addition to purchasing products from third parties, our Lanier Apparel operating group operates our only owned manufacturing facility, which is located in Merida, Mexico and produced 2% of our total company, or 13% of our total Lanier Apparel, products during Fiscal 2015.
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
As part of our commitment to source our products in a lawful and responsible manner, each of our operating groups has implemented a code of conduct program applicable to vendors that we purchase goods from, which includes provisions related to abiding by applicable laws as well as compliance with other business or ethical standards, including related human rights, health, safety, working conditions, environmental and other requirements. We require that each of our vendors and licensees comply with the applicable code of conduct or substantially similar compliance standards. On an ongoing basis we assess vendors' compliance with the applicable code of conduct and applicable laws and regulations through audits performed by either our employees or our designated agents. This assessment of compliance by vendors is directed by our corporate leadership team. In the event we determine that a vendor is not abiding by our required standards, we work with the vendor to remediate the violation. If the violation is not satisfactorily remediated, we will discontinue use of the vendor.
IMPORT RESTRICTIONS AND OTHER GOVERNMENT REGULATIONS
We are exposed to certain risks as a result of our international operations as almost all of our merchandise is manufactured by foreign suppliers. During Fiscal 2015, we sourced approximately 62% of our products from producers located in China. Our imported products are subject to customs, trade and other laws and regulations governing their entry into the United States and other countries where we sell our products.
Substantially all of the merchandise we acquire is subject to duties which are assessed on the value of the imported product and represent a component of the cost of the goods we sell. Duty rates vary depending on the type of garment and its fiber content and are subject to change in future periods. In addition, while the World Trade Organization's member nations have eliminated quotas on apparel and textiles, the United States and other countries into which we import our products are still allowed in certain circumstances to unilaterally impose "anti-dumping" or "countervailing" duties in response to threats to their comparable domestic industries.
In addition, apparel and other products sold by us are subject to stringent and complex product performance and security and safety standards, laws and other regulations. These regulations relate principally to product labeling, certification of product safety and importer security procedures. We believe that we are in material compliance with those regulations. Our licensed products and licensing partners are also subject to such regulation. Our agreements require our licensing partners to operate in compliance with all laws and regulations.
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
INFORMATION TECHNOLOGIES
We believe that sophisticated information systems and functionality are important components of maintaining our competitive position and supporting continued growth of our businesses, particularly in the ever changing consumer shopping environment. Our information systems are designed to provide effective retail store, e-commerce and wholesale operations while emphasizing efficient point-of-sale, distribution center, design, sourcing, order processing, marketing, customer relationship management, accounting and other functions. We regularly evaluate the adequacy of our information technologies and upgrade or enhance our systems to gain operating efficiencies, to provide additional consumer access and to support our anticipated growth as well as other changes in our business. We believe that continuous upgrading and enhancements to our information systems with newer technology that offers greater efficiency, functionality and reporting capabilities is critical to our operations and financial condition.
SEASONAL ASPECTS OF BUSINESS
Each of our operating groups is impacted by seasonality as the demand by specific product or style, as well as by distribution channel, may vary significantly depending on the time of year. For details of the impact of seasonality on each of our operating groups, see the business discussion of each operating group above. The following table presents our percentage of net sales and operating income by quarter for Fiscal 2015:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	27%	26%	20%	27%
Operating income (loss)	36%	36%	(1)%	29%
As the timing of certain unusual or non-recurring items, economic conditions, wholesale product shipments, weather or other factors affecting the retail business may vary from one year to the next, we do not believe that net sales or operating income for any particular quarter or the distribution of net sales and operating income for Fiscal 2015 are necessarily indicative of anticipated results for the full fiscal year or expected distribution in future years. As an example, the Third Quarter of Fiscal 2015 was unfavorably impacted by the increased occupancy costs associated with duplicate rent expense, moving costs and higher rent structure related to the relocation of Tommy Bahama's office in Seattle, Washington as well as pre-opening rent and set-up costs associated with the the Tommy Bahama Waikiki retail-restaurant location. Our third quarter has historically been our smallest net sales and operating income quarter and that result is expected to continue as we continue the expansion of our retail store operations in the future.
ORDER BACKLOG
As 66% of our sales are direct to consumer sales, which are not reflected in an order backlog, and the order backlog for wholesale sales may be impacted by a variety of factors, we do not believe that order backlog information is necessarily indicative of sales to be expected for future periods. Therefore, we believe the order backlog is not material for an understanding of our business taken as a whole. Further, as our sales continue to shift towards direct to consumer rather than wholesale sales, the order backlog will continue to be less meaningful as a measure of our future sales and results of operations.
EMPLOYEES

As of January 30, 2016, we employed approximately 5,500 persons, of whom approximately 90% were employed in the United States. Approximately 70% of our employees were retail store and restaurant employees. We believe our employee relations are good.
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

In addition, copies of our annual report on Form 10-K, excluding exhibits, are available without cost to our shareholders by writing to Investor Relations, Oxford Industries, Inc., 999 Peachtree Street, N.E., Suite 688, Atlanta, Georgia 30309.

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

We operate in a highly competitive industry and our success depends on the reputation and value of our brand names. We believe that the principal competitive factors in the apparel industry are the reputation, value and image of brand names; design; consumer preference; price; quality; marketing; product fulfillment capabilities; and customer service. We believe that our ability to compete successfully is directly related to our proficiency in foreseeing changes and trends in fashion and consumer preference, and presenting appealing products for consumers.

The value of our brands could be diminished by actions taken by us or by our wholesale customers or others who have an interest in the brands, including by failing to respond to emerging fashion trends or meet consumer quality expectations; by selling products bearing our brands through distribution channels that are inconsistent with the retail channels in which our customers expect to find those brands; by becoming overly promotional; or by setting up consumer expectations for promotional activity for our products. We are becoming more reliant on social media as one of our marketing strategies and the value of our brands could be adversely affected if we do not effectively communicate our brand message through social media vehicles that interface with our consumers on a regular basis. In addition, we cannot always control the marketing and promotion of our products by our wholesale customers or other third parties and actions by such parties that are inconsistent with our own marketing efforts or that otherwise adversely affect the appeal of our products could diminish the value or reputation of one or more of our brands and have an adverse effect on our sales and business operations.

During Fiscal 2015, Tommy Bahama’s and Lilly Pulitzer’s net sales represented 68% and 21%, respectively, of our consolidated net sales. The limited diversification in our portfolio may heighten the risks we face if one of our brands fails to meet our expectations and/or is adversely impacted by any actions we or third parties take with respect to that brand or by competitive conditions in the apparel industry.

Although certain of our products carry over from season to season, the apparel industry is subject to rapidly changing fashion trends and shifting consumer demands. Due to the competitive nature of the apparel industry, there can be no assurance that the demand for our products will not decline or that we will be able to successfully evaluate and adapt our products to align with consumer preferences and changes in consumer demographics. Any failure on our part to develop and market appealing products could result in weakened financial performance and/or harm the reputation and desirability of our brands and products.

The highly competitive apparel industry, characterized by low entry barriers, includes numerous domestic and foreign apparel designers, manufacturers, distributors, importers, licensors and retailers, some of whom are also our customers and/or are significantly larger, are more diversified and have significantly greater financial resources than we do. Certain of our competitors offer apparel for sale at lower initial price points than our products and/or at significant discounts, particularly in response to weak economic conditions, which has resulted, and may continue to result, in significant pricing pressure within the apparel industry. This has been exacerbated by structural headwinds in the department store and specialty retail sectors, where the growth of fast fashion and value fashion retailers and expansion of off-price retailers has shifted consumer expectations to lower priced products from traditional, well-known brands. Competitive factors within the apparel industry may result in reduced sales, increased costs, lower prices for our products and/or decreased margins.

We also license certain of our brands to third party licensees. While we enter into comprehensive license and similar collaborative agreements with third parties covering product design, product quality, sourcing, distribution, manufacturing and marketing requirements and approvals, there can be no guarantee our brands will not be negatively impacted through our association with products outside of our core apparel products, by the market perception of the third parties with whom we associate and/or due to the actions of a licensee. The improper or detrimental actions of a licensee could significantly impact the perception of our brands.

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

The apparel industry is cyclical and dependent upon the overall level of discretionary consumer spending, which changes as regional, domestic and international economic conditions change. Demand for our products may be significantly impacted by trends in consumer confidence and discretionary consumer spending, which may be influenced by employment levels, recessions, fuel and energy costs, interest rates, tax rates and changes in tax laws, personal debt levels, stock market volatility, general political conditions, including the impact domestically and internationally of shifts in political conditions that may result from a change in presidential and/or congressional regime, and other factors. The factors impacting consumer confidence and discretionary consumer spending are outside of our control and difficult to predict, and, often, the apparel industry experiences longer periods of recession and greater declines than the general economy. Any deterioration or worsening of consumer confidence or discretionary consumer spending could reduce our sales and/or adversely affect our business and financial condition.

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

Certain of our brands distribute products through bricks and mortar retail stores and e-commerce websites and regularly communicate with consumers through social media and other methods of digital marketing. One of our key initiatives is to grow our branded businesses through retail strategies that allow our consumers to access our brands whenever and wherever they choose to shop. Our success depends to a large degree on our ability to introduce new retail concepts and products, locate new retail locations with the proper consumer demographics, establish the infrastructure necessary to support growth, source appropriate levels of inventory, hire and train qualified personnel, anticipate and implement innovations in sales and marketing technology to align with our consumers’ shopping preferences and maintain brand specific websites and other social media presence that offer the functionality and security customers expect.

In addition, in response to technological advancements, retail consumers have shifted their shopping behavior in recent years, with computers, tablets, mobile phones and other devices facilitating retail transactions anywhere in the world and allowing greater consumer transparency in product pricing and competitive offerings from other retailers. As a result, retailers have been forced to shift the way in which they do business, including development of applications for electronic devices; improvement of guest-facing technology; one-day or same-day delivery of products purchased online (including through the enhancement of inventory management systems and their interface with e-commerce websites, the development and more efficient use of additional distribution facilities, either owned or provided by a third party, and in-store enhancements that facilitate shipment of e-commerce transactions from traditional bricks and mortar retail locations); free shipping of e-commerce transactions; greater and more fluid inventory availability between online transactional businesses and bricks and mortar retail locations; and greater consistency in marketing and pricing strategies for online and traditional bricks and mortar retail operations, including with respect to the retail pricing strategies of a retailer’s own product offerings and those of its wholesale customers.

The continuing shift in the manner in which consumers transact business globally and our efforts to respond to these changes and execute our direct to consumer retail strategies could adversely affect our financial results and operations as a result of, among other things: investment in technology and infrastructure, which is extremely complex, in order to remain competitive (including investments to maintain modern technology and functionality similar to that provided by our competitors and expected by our customers); reliance on outdated technology that is not as appealing or functionally effective as those of our competitors; an inability to provide customer-facing technology systems, including mobile technology solutions, that function reliably and provide a convenient and consistent experience for our customers; our own e-commerce business and/or third party offers diverting sales from our bricks and mortar retail stores, where we have made substantial capital expenditures on leasehold improvements and have significant remaining long-term financial commitments, and rendering the traditional retail model more challenging financially; decision making with respect to the wholesale customers to whom we are willing to sell our products in order to maintain a consistent brand message and pricing strategy; our own promotional activity and pricing strategies; any failure to properly communicate our brand message or recreate the ambiance of our retail stores through social media; a reliance on third party service providers for software, processing and similar services; liability for our online content; credit card fraud; and failure of computer systems, theft of personal consumer information and computer viruses. The rapid dissemination of information and opinions in the current marketplace through social media and other platforms also increases the challenges of responding to negative perceptions or commentary about our brands or products. If we are unable to properly manage these risks and effectively respond to the behavioral shift in consumer expectations, we may lose sales and/or our reputation and credibility may be damaged.

Loss of one or more of our key wholesale customers, or a significant adverse change in a customer’s financial performance or financial position, could negatively impact our net sales and profitability.

We generate a significant percentage of our wholesale sales from a few key customers. For example, during Fiscal 2015, 46% of our consolidated wholesale sales or 16% of our consolidated net sales were to our five largest customers. Over the last several years, there have been significant levels of store closures by large retailers, increased prevalence and emphasis on private label products at large retailers, direct sourcing of products by large retailers, consolidation of a number of retailers and increased competition experienced by our wholesale customers from online competitors. A decrease in the number of stores that carry our products, restructuring of our customers’ operations, continued store closures by major department stores, direct sourcing and greater leverage by customers, realignment of customer affiliations or other factors could negatively impact our net sales and profitability.

We generally do not have long-term contracts with any of our wholesale customers. Instead, we rely on long-standing relationships with these customers, the appeal of our brands and our position within the marketplace. As a result, purchases generally occur on an order-by-order basis, and each relationship can generally be terminated by either party at any time. A decision by one or more of our key wholesale customers to terminate its relationship with us or to reduce its purchases from us, whether motivated by competitive considerations, quality or style issues, financial difficulties, economic conditions or otherwise, or our own decision to terminate or curtail our sales to a particular customer, for brand protection or otherwise, could adversely affect our net sales and profitability, as it would be difficult to immediately, if at all, replace this business with new customers, reduce our operating costs or increase sales volumes with other existing customers.

In addition, due to long product lead times, our product lines are typically designed and manufactured in anticipation of orders for sale. We make commitments for production in connection with these lines up to several months prior to the receipt of firm orders from customers, and if orders do not materialize or are canceled, we may incur expenses to terminate our production commitments or incur losses in order to dispose excess inventories. While we try to manage inventory risk by soliciting firm commitments from our wholesale customers, as the direct to consumer channels of distribution continue to represent a greater proportion of our consolidated net sales, our ability to mitigate the risks associated with our production commitments is tempered.

We also extend credit to most of our key wholesale customers without requiring collateral, which results in a large amount of receivables from just a few customers. At January 30, 2016, our five largest outstanding customer balances represented $28 million, or 48% of our consolidated receivables balance. Companies in the apparel industry, including some of our customers, may experience financial difficulties, including bankruptcies, restructurings and reorganizations, tightened credit markets and/or declining sales and profitability. A significant adverse change in a customer’s financial position could cause us to limit or discontinue business with that customer, require us to assume greater credit risk relating to that customer’s receivables or limit our ability to collect amounts related to shipments to that customer.

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

We source substantially all of our products from non-exclusive, third party producers located in foreign countries, including sourcing approximately 62% of our product purchases from China during Fiscal 2015. Although we place a high value on long-term relationships with our suppliers, generally we do not have long-term supply contracts but, instead, conduct business on an order-by-order basis. Therefore, we compete with other companies for the production capacity of independent manufacturers. We regularly depend on the ability of third party producers to secure a sufficient supply of raw materials, adequately finance the production of goods ordered and maintain sufficient manufacturing and shipping capacity, and in some cases, the products we purchase and the raw materials that are used in our products are available only from one source or a limited number of sources. Although we monitor production in third party manufacturing locations, we cannot be certain that we will not experience operational difficulties with our manufacturers, such as the reduction of availability of production capacity, errors in complying with product specifications, insufficient quality control, failures to meet production deadlines or increases in manufacturing costs. Such difficulties may negatively impact our ability to deliver quality products to our customers on a timely basis; given the production time and shipment time for goods for a particular season, if scheduled shipments from our suppliers are missed, there will not be time for another vendor to produce replacement goods. This would jeopardize our ability to service our customers and properly merchandise our direct to consumer channels, which may, in turn, have a negative impact on our customer relationships and result in lower net sales.

In addition, due to our sourcing activities, we are exposed to risks associated with changes in the laws and regulations governing the importing and exporting of apparel products into and from the countries in which we operate. These risks include changes in social, political, labor and economic conditions or terrorist acts that could result in the disruption of trade from the countries in which our manufacturers are located; the imposition of additional or new duties, tariffs, taxes, quota restrictions or other changes and shifts in sourcing patterns as a result of such changes; significant delays in the delivery of our products, due to security or other considerations; fluctuations in sourcing costs; the imposition of antidumping or countervailing duties; fluctuations in the value of the dollar against foreign currencies; changes in customs procedures for importing apparel products; and restrictions on the transfer of funds to or from foreign countries. We may not be able to offset any disruption or cost increases to our supply chain as a result of any of these factors by shifting production to suitable manufacturers in other jurisdictions in a timely manner or at acceptable prices, and future regulatory actions or changes in international trade regulation may provide our competitors with a material advantage over us.

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

As part of our routine operations, we also contract with third party service providers to store, process and transmit personal information of our employees and customers. Although we contractually require that these providers implement reasonable security measures, we cannot control third parties and cannot guarantee that a security breach will not occur at their location or within their systems. Privacy breaches of confidential information stored or used by our third party service providers may expose us to negative publicity, as well as potential out-of-pocket costs which could materially adversely affect our business and customer relationships.

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

Our senior management has substantial experience and expertise in the apparel and related industries, with our Chairman and Chief Executive Officer Mr. Thomas C. Chubb III having worked with our company for more than 25 years, including in various executive management capacities. Our success depends upon disciplined execution at all levels of our organization, including our senior management, and continued succession planning. Competition for qualified personnel in the apparel industry is intense, and we compete to attract and retain these individuals with other companies that may have greater financial resources than us. While we believe that we have depth within our management team, the unexpected loss of any of our senior management, or the unsuccessful integration of new leadership, could harm our business and financial performance.

As we have previously announced, we introduced a new chief executive at Tommy Bahama at the beginning of fiscal 2016 and will officially have a new chief executive at Lilly Pulitzer starting in April 2016, with their predecessors retiring from their respective positions. Although the new executives at Tommy Bahama and Lilly Pulitzer have each been with their respective businesses for over 10 years and we believe that the transition of leadership was made according to carefully executed succession plans, any unsuccessful assumption of additional leadership responsibilities by either of these individuals or their respective teams, many of whom are taking on additional responsibilities, could materially adversely affect our operations, business relationships and ability to execute our strategies.

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

We regularly evaluate upgrades or enhancements to our information systems to more efficiently and competitively operate our businesses. We may experience difficulties during the implementation, upgrade or subsequent operation of our systems and/or not be equipped to address system problems. Any material disruption in our information technology systems, or any failure to timely, efficiently and effectively integrate new systems, could have an adverse affect on our business or results of operations.

We may additionally have a greater risk than our peers due to the concentration of our distribution facilities. The primary distribution facilities that we operate are: a distribution center in Auburn, Washington for our Tommy Bahama products; a distribution center in King of Prussia, Pennsylvania for our Lilly Pulitzer products; and distribution centers in Toccoa, Georgia and Lyons, Georgia for our Lanier Apparel products. Each of these distribution centers relies on computer-controlled and automated equipment, which may be subject to a number of risks. Our ability to support our direct to consumer operations, meet customer expectations, manage inventory and achieve objectives for operating efficiencies depends on the proper operation of these brand-focused distribution facilities, each of which manages the receipt, storage, sorting, packing and distribution of finished goods for one of our operating groups.

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

In the United States, we are subject to stringent standards, laws and other regulations, including those relating to health, product performance and safety, labor, employment, including provisions relating to health insurance for our employees under the Patient Protection and Affordable Care Act, which was signed into law in 2010, privacy and data security, anti-bribery, consumer protection, taxation, customs, logistics and similar operational matters. In addition, operating in foreign jurisdictions, including those where we may operate retail stores, requires compliance with similar laws and regulations. These laws and regulations, in the United States and abroad, are complex and often vary widely by jurisdiction, making it difficult for us to ensure that we are currently or will in the future be compliant with all applicable laws and regulations. We may be required to make significant expenditures or modify our business practices to comply with existing or future laws or regulations, and unfavorable resolution to litigation or a violation of applicable laws and regulations by us, or any of our suppliers or licensees, may restrict our ability to import products, require a recall of our products, lead to fines or otherwise increase our costs, negatively impact our ability to attract and retain employees, materially limit our ability to operate our business or result in adverse publicity.

In addition, like many retailers, we are impacted by trends in litigation, including class action litigation brought under various consumer protection and employment laws and are subject to various claims and pending or threatened lawsuits in the ordinary course of our business operations. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of any such proceedings, and regardless of the outcome or whether the claims have merit, legal proceedings may be expensive and require our management devote significant time to defend.

Also, the restaurant industry requires compliance with a variety of federal, state and local regulations. In particular, all of our Tommy Bahama restaurants serve alcohol and, therefore, maintain liquor licenses. Our ability to maintain our liquor licenses depends on our compliance with applicable laws and regulations. The loss of a liquor license would adversely affect the profitability of a restaurant. Additionally, as a participant in the restaurant industry, we face risks related to food quality, food-borne illness, injury, health inspection scores and labor relations.

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

Furthermore, as a publicly traded company, we are subject to a significant body of regulation, including the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act. Compliance with these regulations requires us to devote time and management resources to institute corporate processes and compliance programs and to update these processes and programs in response to newly implemented or changing regulatory requirements and could affect the manner in which we operate our businesses. We cannot provide assurance that we are or will be in compliance with all potentially applicable corporate regulations. We could be subject to a range of regulatory actions, fines or other sanctions or litigation, or our brand reputation could suffer, either as a result of a failure to comply with any of these regulations or our disclosures in response to these regulations.

The acquisition of new businesses and the divestiture or discontinuation of businesses and product lines have certain inherent risks, including, for example, strains on our management team and unexpected costs resulting from the transaction.

Growth of our business through acquisitions of lifestyle brands that fit within our business model is a component of our business strategy. Generally, acquisitions involve numerous risks, including: the current competitive climate for suitable acquisition candidates, which is driving market multiples; the benefits of the acquisition not materializing as planned or not materializing within the time periods or to the extent anticipated; our ability to manage the people and processes of an acquired business; difficulties in retaining key relationships with customers and suppliers; risks in entering geographic markets and/or product categories in which we have no or limited prior experience; and the possibility that we pay more to consummate an acquisition than the value we derive from the acquired business.

As a result of acquisitions, we may become responsible for unexpected liabilities that we failed or were unable to discover in the course of performing due diligence. Although we may be entitled to indemnification against undisclosed liabilities from the sellers of the acquired business, our recourse may be limited and we cannot be certain that the indemnification, even if obtained, will be enforceable or collectible. Any of these liabilities, individually or in the aggregate, could have a material adverse effect on our business, financial condition and results of operations.

In addition, integrating acquired businesses is a complex, time-consuming and expensive process. The integration process for newly acquired businesses could create for us a number of challenges and adverse consequences associated with the integration of product lines, employees, sales teams and outsourced manufacturers; employee turnover, including key management and creative personnel of the acquired and existing businesses; disruption in product cycles for newly acquired product lines; maintenance of acceptable standards, controls, procedures and policies; operating business in new geographic territories; diversion of the attention of our management from other areas of our business; and the impairment of relationships with customers of the acquired and existing businesses. Merger and acquisition activity is inherently risky, and we cannot be certain that any acquisition will be successful and will not materially harm our business, operating results or financial condition.

Additionally, acquisitions may cause us to incur debt or make dilutive issuances of our equity securities; cause large one-time expenses; or create goodwill or other intangible assets that could result in significant impairment charges in the future. In connection with acquisitions, we would also make various estimates and assumptions in order to determine purchase price allocation and estimate the fair value of assets acquired and liabilities assumed. If our estimates or assumptions are not accurate, we may suffer losses that could be material.

From time to time, we also divest or discontinue businesses and/or product lines that do not align with our strategy or provide the returns that we expect or desire. For example, during Fiscal 2015, we sold the operations and assets of our former Ben Sherman operating group. Disposition transactions, as well as the discontinuation of business and/or product lines, may result in underutilization of our retained resources if the exited operations are not replaced with new lines of business, either internally or through acquisition. In addition, we may become responsible for unexpected liabilities, some of which may be triggered or increased by a purchaser’s operation of the disposed business following the transaction. Those liabilities, individually or in the aggregate, could adversely affect our financial condition and results of operations.

We may be unable to grow our business through organic growth, and any failure to successfully execute this aspect of our business strategy may have a material adverse effect on our business, financial condition, liquidity and results of operations.

One key component of our business strategy is organic growth in our Tommy Bahama and Lilly Pulitzer brands. Organic growth may be achieved by, among other things, increasing sales in our direct to consumer channels; selling our products in new markets, including international markets; increasing our market share in existing markets, including to existing wholesale customers; expanding the demographic appeal of our brands; and increasing the product offerings within our various operating groups, including, for example, our ongoing emphasis to develop and grow Tommy Bahama’s women’s business. Successful growth of our business is subject to, among other things, our ability to implement plans for expanding our existing businesses at satisfactory levels. We may not be successful in achieving suitable organic growth, and our inability to grow our business may have a material adverse effect on our business, financial condition, liquidity and results of operations.

In addition, we have and intend to continue to make significant investment in growing our Tommy Bahama and Lilly Pulitzer brands, which includes investment in technology and infrastructure; retail stores and restaurants; office and distribution center facilities; and personnel. These investments may not yield the full benefits we anticipate and/or sales growth may be outpaced by increases in operating costs, putting downward pressure on our operating margins and adversely affecting our results of operations.

We may be unable to protect our trademarks and other intellectual property.

We believe that our trademarks and other intellectual property, as well as certain contractual arrangements, including licenses, and other proprietary intellectual property rights, have significant value and are important to our continued success and our competitive position due to their recognition by retailers and consumers. In Fiscal 2015, 90% of our consolidated net sales were attributable to branded products for which we own the trademark. Therefore, our success depends to a significant degree on our ability to protect and preserve our intellectual property. We rely on laws in the United States and other countries to protect our proprietary rights. However, we may not be able to sufficiently prevent third parties from using our intellectual property without our authorization, particularly in those countries where the laws do not protect our proprietary rights as fully as in the United

States. The use of our intellectual property or similar intellectual property by others could reduce or eliminate any competitive advantage we have developed, causing us to lose sales or otherwise harm the reputation of our brands.

From time to time, we discover products that are counterfeit reproductions of our products, that otherwise infringe on our proprietary rights or that otherwise seek to mimic or leverage our intellectual property. These activities typically increase as brand recognition increases, especially in markets outside the United States. Counterfeiting of our brands could divert away sales, and association of our brands with inferior counterfeit reproductions could adversely affect the integrity and reputation of our brands.

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

As a global apparel company, we are subject to income taxes in the United States and various foreign jurisdictions. We record our income tax liability based on an analysis and interpretation of local tax laws and regulations, which requires a significant amount of judgment and estimation. In addition, we may from time to time modify our operations in an effort to minimize our global income tax exposure. Our effective income tax rate in any particular period or in future periods may be affected by a number of factors, including among others a shift in the mix of revenues, income and/or losses among domestic and international sources during a year or over a period of years; changes in tax laws and regulations and/or international tax treaties; the outcome of income tax audits in various jurisdictions; the realization of any anticipated net operating loss carryforwards; and the resolution of uncertain tax positions, any of which could adversely affect our effective income tax rate and profitability.

In addition, a number of proposals for broad reform of the United States corporate tax system are under evaluation by various legislative and administrative bodies. Although it is not possible to accurately determine the overall effect of these recommendations and proposals on our effective tax rate, changes such as these may have a material adverse effect on our financial condition, results of operations or cash flows.

Fluctuations and volatility in the cost and availability of raw materials, labor and freight may materially increase our costs.

We and our third party suppliers rely on the availability of raw materials at reasonable prices. The principal fabrics used in our business are cotton, linens, wools, silk, other natural fibers, synthetics and blends of these materials. The prices paid for these fabrics depend on the market price for raw materials used to produce them. In addition, the cost of the materials that are used in our manufacturing process, such as oil-related commodity prices and other raw materials, such as dyes and chemicals, and other costs, can fluctuate. In recent years, we have seen increases in the costs of certain raw materials, particularly cotton, as a result of weather-related supply disruptions, significant declines in U.S. inventory and a sharp rise in the futures market for cotton. We historically have not entered into any futures contracts to hedge commodity prices.

In recent years, we have also seen increases in the cost of labor at many of our suppliers, particularly with the growth of the middle class in certain countries, as well as in freight costs. In China, for example, apparel manufacturers have experienced increased costs due to labor shortages and other factors, and these increased costs are often passed on to us. Although we attempt to mitigate the effect of increases in our cost of goods sold through sourcing initiatives and by selectively increasing the prices of our products, these product costing pressures, as well as other variable cost pressures, may materially increase our costs, and we may be unable to fully pass on these costs to our customers.

We may not be successful in identifying locations and negotiating appropriate lease terms for retail stores and restaurants.

An integral part of our strategy has been to develop and operate retail stores and restaurants for certain of our lifestyle brands. Net sales from our retail stores and restaurants were 49% of our consolidated net sales during Fiscal 2015, and we expect to increase the number of our retail stores during Fiscal 2016 and in future years.

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

In addition, our retail store and restaurant leases generally grant the third party landlord with discretion on a number of operational matters, such as store hours and construction of our improvements. The recent consolidation within the commercial real estate development, operation and/or management industries may reduce our leverage with those parties, thereby adversely affecting the terms of future leases for our retail stores and restaurants or making entering into long-term commitments with such parties cost prohibitive.

In recent years, we have expanded our Tommy Bahama direct to consumer operations into international markets; these efforts may continue to adversely impact our results of operations.

Starting in Fiscal 2012, we expanded our Tommy Bahama retail operations into international markets, specifically in the Asia-Pacific region and in Canada. While we continue to look for additional, brand-appropriate locations for retail stores in these markets, particularly in Australia and Canada in the near term, we have also undertaken exploratory efforts to identify suitable third party distribution partners in various international markets. Our Tommy Bahama international infrastructure has had, and will continue to have, a negative impact on our operating results until we are able to fully scale our infrastructure costs and generate sufficient sales and other income through those operations to offset the requisite infrastructure costs.

We have limited experience with regulatory environments and market practices related to international operations and there are risks associated with doing business in these markets, including lack of brand recognition in certain markets; understanding fashion trends and satisfying consumer tastes; understanding sizing and fitting in these markets; market acceptance of our products, which is difficult to assess immediately; establishing appropriate market-specific operational and logistics functions; managing compliance with the various legal requirements; staffing and managing foreign operations; fluctuations in currency exchange rates; obtaining governmental approvals that may be required to operate; potentially adverse tax implications; and maintaining proper levels of inventory. If we are unable to properly manage these risks or if our international efforts do not prove successful, our business, financial condition and results of operations could continue to be negatively impacted.

In addition, we are subject to certain anti-corruption laws, including the U.S. Foreign Corrupt Practices Act, in addition to the local laws of the foreign countries into which we enter. If any of our international operations, or our employees or agents, violates such laws, we could become subject to sanctions or other penalties that could negatively affect our reputation, business and operating results.

In the future, we may elect to operate in certain international markets through joint ventures with third parties or retail license and/or wholesale distribution arrangements with third parties. Any such arrangements are subject to a number of risks and uncertainties, including our reliance on the operational skill and expertise of a local operator, the ability of the joint venture or operator to manage its employees and appropriately represent our brands in those markets, and any protective rights that we may be forced to grant to the third party, which could limit our ability to fully realize the anticipated benefits of such a relationship.

Our geographical concentration of retail stores and wholesale customers for certain of our products exposes us to certain regional risks.

Our retail locations are heavily concentrated in certain geographic areas in the United States, including Florida and California for our Tommy Bahama retail stores (52 out of 141 domestic stores in these states as of January 30, 2016) and Florida for our Lilly Pulitzer retail stores (12 out of 34 stores as of January 30, 2016). Additionally, a significant portion of our wholesale sales for Tommy Bahama and Lilly Pulitzer products are concentrated in the same geographic areas as our own retail store locations for these brands. Due to this concentration, we have heightened exposure to factors that impact these regions, including general economic conditions, weather patterns, natural disasters, changing demographics and other factors.

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

We have entered into license and design agreements to use certain trademarks and trade names, such as Kenneth Cole, Dockers, Geoffrey Beene and Nick Graham, to market some of our products. During Fiscal 2015, sales of products bearing brands licensed to us accounted for 6% of our consolidated net sales and 53% of our Lanier Apparel net sales. When we enter into these license and design agreements, they generally provide for short contract durations (typically three to five years); these agreements often include options that we may exercise to extend the term of the contract but, when available, those option rights are subject to our satisfaction of certain contingencies (e.g., minimum sales thresholds) that may be difficult for us to satisfy. Competitive conditions for the right to use popular trademarks means that we cannot guarantee that we will be able to renew these licenses on acceptable terms upon expiration, that the terms of any renewal will not result in operating margin pressures or reduced profitability, or that we will be able to acquire new licenses to use other desirable trademarks. The termination or expiration of a license agreement will cause us to lose the sales and any associated profits generated pursuant to such license, which could be material, and in certain cases could also result in an impairment charge for related assets.

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

Our levels of debt vary as a result of the seasonality of our business, investments in our operations and working capital needs. As of January 30, 2016, we had $44.0 million of borrowings outstanding under our U.S. Revolving Credit Agreement. In the future, our debt levels may increase under our existing facilities or potentially under new facilities, or the terms or forms of our financing arrangements may change.

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

The continued growth of our business, including the completion of potentially desirable acquisitions, also depends on our access to sufficient funds. We typically rely on cash flow from operations and borrowings under our U.S. Revolving Credit Agreement to fund our working capital, capital expenditures and investment activities. As of January 30, 2016, we had $185.9 million in unused availability under our U.S. Revolving Credit Agreement. If the need arises in the future to finance expenditures in excess of those supported by our operations and existing credit facilities, we may need to seek additional funding, whether through debt or equity financing. Our ability to obtain that financing will depend on many factors, including prevailing market conditions, our financial condition and, depending on the sources of financing, our ability to negotiate favorable terms and conditions. The terms of any such financing or our inability to secure such financing could adversely affect our ability to execute our strategies.

Labor-related matters, including labor disputes, may adversely affect our operations.

We may be adversely affected as a result of labor disputes in our own operations or in those of third parties with whom we work. Our business depends on our ability to source and distribute products in a timely manner, and our new retail store and restaurant growth is dependent on timely construction of our locations. While we are not subject to any organized labor agreements and have historically enjoyed good employee relations, there can be no assurance that we will not experience work stoppages or other labor problems in the future with our non-unionized employees. In addition, potential labor disputes at independent factories where our goods are produced, shipping ports, or transportation carriers create risks for our business, particularly if a dispute results in work slowdowns, lockouts, strikes or other disruptions during our peak manufacturing, shipping and selling seasons. For example, a severe and prolonged disruption to ocean freight transportation, such as the disruption to West Coast port operations in 2014 and 2015 due to a port workers’ union dispute, delayed our receipt of product. Further, we plan our inventory purchases and forecasts based on the anticipated timing of retail store and restaurant openings, which could be delayed as a result of a number of factors, including labor disputes among contractors engaged to construct our locations or within government licensing or permitting offices. Any potential labor dispute, either in our own operations or in those of third parties on whom we rely, could materially affect our costs, decrease our sales, harm our reputation or otherwise negatively affect our operations.

Our international operations, including foreign sourcing and retail operations, result in an exposure to fluctuations in foreign currency exchange rates.

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

We received U.S. dollars for more than 95% of our product sales during Fiscal 2015. An increase in the value of the U.S. dollar compared to other currencies in which we have sales could result in lower levels of sales and earnings in our consolidated statements of operations, although the sales in foreign currencies could be equal to or greater than amounts in prior periods. In addition, to the extent that a stronger U.S. dollar increases costs, and the products are sold in another currency but the additional cost cannot be passed on to our customers, our gross margins will be negatively impacted.

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

We may be subject, from time to time, to legal and business challenges in the operation of our company due to actions instituted by activist shareholders or others. Responding to such actions could be costly and time-consuming, may not align with our business strategies and could divert the attention of our Board of Directors and senior management from the pursuit of our business strategies. Perceived uncertainties as to our future direction as a result of shareholder activism may lead to the perception of a change in the direction of the business or other instability and may affect our relationships with vendors, customers and other third parties.

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
As of January 30, 2016, our retail and restaurant operations utilized approximately 0.9 million square feet of leased space in the United States, Canada, Australia and Asia. Each of our retail stores and restaurants is less than 20,000 square feet, and we do not believe that we are dependent upon any individual retail store or restaurant location for our business operations. Greater detail about the retail space used by each operating group is included in Part I, Item 1, Business included in this report.
As of January 30, 2016, we utilized approximately 1.5 million square feet of owned or leased distribution, manufacturing and administrative/sales facilities in the United States, Mexico and Hong Kong. In addition to our owned distribution facilities, we may utilize certain third party warehouse/distribution providers where we do not own or lease any space. Our distribution, manufacturing, administrative and sales facilities provide space for employees and functions used in support of our retail, wholesale and e-commerce operations.
Details of the principal administrative, sales, distribution and manufacturing facilities used in our operations, including approximate square footage, are as follows:

Location	Primary Use	Operating Group	Square Footage	Lease Expiration
Seattle, Washington	Sales/administration	Tommy Bahama	110,000	2026
Auburn, Washington	Distribution center	Tommy Bahama	325,000	2025
King of Prussia, Pennsylvania	Sales/administration and distribution center	Lilly Pulitzer	160,000	Owned
Toccoa, Georgia	Distribution center	Lanier Apparel	310,000	Owned
Merida, Mexico	Manufacturing plant	Lanier Apparel	80,000	Owned
Atlanta, Georgia	Sales/administration	Corporate and Other and Lanier Apparel	30,000	2023
Lyons, Georgia	Sales/administration and distribution center	Corporate and Other and Lanier Apparel	420,000	Owned
New York, New York	Sales/administration	Various	40,000	Various
Hong Kong	Sales/administration	Various	20,000	Various

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

PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market and Dividend Information
Our common stock is listed and traded on the New York Stock Exchange under the symbol "OXM." As of March 15, 2016, there were 285 record holders of our common stock. The following table sets forth the high and low sale prices and quarter-end closing prices of our common stock as reported on the New York Stock Exchange for the quarters indicated. Additionally, the table indicates the dividends per share declared on shares of our common stock by our Board of Directors for each quarter.

	High	Low	Close	Dividends
Fiscal 2015
First Quarter	$80.93	$51.13	$78.11	$0.25
Second Quarter	$90.00	$73.36	$83.93	$0.25
Third Quarter	$91.24	$67.62	$72.82	$0.25
Fourth Quarter	$74.72	$54.79	$69.86	$0.25
Fiscal 2014
First Quarter	$82.84	$64.17	$65.74	$0.21
Second Quarter	$72.63	$58.53	$59.39	$0.21
Third Quarter	$66.18	$58.11	$61.25	$0.21
Fourth Quarter	$67.13	$50.13	$55.94	$0.21
We have paid dividends in each quarter since we became a public company in July 1960; however, we may discontinue or modify dividend payments at any time if we determine that other uses of our capital, including payment of outstanding debt, repurchases of outstanding shares, funding of acquisitions or funding of capital expenditures, may be in our best interest; if our expectations of future cash flows and future cash needs outweigh the ability to pay a dividend; or if the terms of our credit facilities, other debt instruments or applicable law limit our ability to pay dividends. We may borrow to fund dividends in the short-term based on our expectation of operating cash flows in future periods subject to the terms and conditions of our credit facilities or other debt instruments and applicable law. All cash flow from operations will not necessarily be paid out as dividends in all periods.
For details about limitations on our ability to pay dividends, see Note 5 of our consolidated financial statements and Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, both contained in this report.
Recent Sales of Unregistered Securities
We did not sell any unregistered equity securities during Fiscal 2015.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
We have certain stock incentive plans as described in Note 7 to our consolidated financial statements included in this report, all of which are publicly announced plans. Under the plans, we can repurchase shares from employees to cover employee tax liabilities related to the vesting of previously restricted shares. We did not repurchase any of our common shares pursuant to these plans during the fourth quarter of Fiscal 2015.
In Fiscal 2012, our Board of Directors authorized us to spend up to $50 million to repurchase shares of our common stock. This authorization superseded and replaced all previous authorizations to repurchase shares of our common stock and has no automatic expiration. As of January 30, 2016, no shares of our common stock had been repurchased pursuant to this authorization.
Securities Authorized for Issuance Under Equity Compensation Plans
The information required by this Item 5 of Part II will appear in our definitive proxy statement under the heading "Equity Compensation Plan Information" and is incorporated herein by reference.

Stock Price Performance Graph
The graph below reflects cumulative total shareholder return (assuming an initial investment of $100 and the reinvestment of dividends) on our common stock compared to the cumulative total return for a period of five years, beginning January 29, 2011 and ending January 30, 2016, of:

•	The S&P SmallCap 600 Index; and

•	The S&P 500 Apparel, Accessories and Luxury Goods.

		INDEXED RETURNS
	Base	Years Ending
	Period
Company / Index	1/29/11	1/28/12	2/02/13	2/01/14	1/31/15	1/30/16
Oxford Industries, Inc.	100	209.28	213.53	328.36	246.75	312.49
S&P SmallCap 600 Index	100	108.94	126.39	160.56	170.44	162.45
S&P 500 Apparel, Accessories & Luxury Goods	100	142.80	132.71	154.02	159.68	133.78

Item 6.   Selected Financial Data
Our selected financial data included in the table below reflects the divestiture of the operations and assets of our former Ben Sherman operating group in Fiscal 2015, resulting in those operations being classified as discontinued operations in our consolidated statements of operations for all periods presented. Cash flow, capital expenditures, equity compensation, depreciation and amortization amounts below include amounts for both continuing and discontinued operations as our consolidated statements of cash flow are presented on a consolidated basis including continuing and discontinued operations.

	Fiscal 2015	Fiscal 2014	Fiscal 2013	Fiscal 2012	Fiscal 2011
	(in millions, except per share amounts)
Net sales	$969.3	$920.3	$849.9	$773.6	$667.5
Cost of goods sold	411.2	402.4	368.4	343.5	301.0
Gross profit	558.1	517.9	481.5	430.1	366.5
SG&A	475.0	439.1	399.1	362.7	307.0
Royalties and other operating income	14.4	13.9	13.9	10.7	10.0
Operating income	97.5	92.8	96.3	78.1	69.5
Loss on repurchase of debt	—	—	—	(9.1)	(9.0)
Interest expense, net	2.5	3.2	3.9	8.7	16.1
Earnings from continuing operations before income taxes	95.1	89.6	92.4	60.3	44.4
Income taxes	36.5	35.8	36.9	23.1	15.6
Net earnings from continuing operations	58.5	53.8	55.4	37.2	28.9
(Loss) income, including loss on sale, from discontinued operations, net of taxes	(28.0)	(8.0)	(10.1)	(5.9)	0.5
Net earnings	$30.6	$45.8	$45.3	$31.3	$29.4
Diluted earnings from continuing operations per share	$3.54	$3.27	$3.36	$2.24	$1.75
Diluted (loss) income, including loss on sale, from discontinued operations per share	$(1.69)	$(0.49)	$(0.62)	$(0.36)	$0.03
Diluted net earnings per share	$1.85	$2.78	$2.75	$1.89	$1.78
Diluted weighted average shares outstanding	16.6	16.5	16.5	16.6	16.5
Dividends declared and paid	$16.6	$13.9	$11.9	$9.9	$8.6
Dividends declared and paid per share	$1.00	$0.84	$0.72	$0.60	$0.52
Total assets, at period-end	$582.7	$622.4	$606.9	$533.1	$489.5
Long-term debt at period-end	$44.0	$104.8	$137.6	$108.6	$103.4
Shareholders' equity, at period-end	$334.4	$290.6	$260.2	$229.8	$204.1
Cash provided by operating activities	$105.4	$95.4	$52.7	$67.1	$44.2
Capital expenditures	$73.1	$50.4	$43.4	$60.7	$35.3
Depreciation and amortization expense	$36.4	$37.6	$33.9	$26.3	$27.2
Equity compensation expense	$5.2	$4.1	$1.7	$2.8	$2.2
LIFO accounting charge	$0.3	$2.1	$—	$4.0	$5.8
Book value per share at period-end	$20.14	$17.64	$15.85	$13.85	$12.35

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our operations, cash flows, liquidity and capital resources should be read in conjunction with our consolidated financial statements contained in this report.

OVERVIEW
We are a global apparel company that designs, sources, markets and distributes products bearing the trademarks of our owned Tommy Bahama® and Lilly Pulitzer® lifestyle brands, as well as certain licensed and private label apparel products. During Fiscal 2015, 91% of our net sales were from products bearing brands that we own, and 66% of our net sales were sales of our products through our direct to consumer channels of distribution. In Fiscal 2015, more than 95% of our consolidated net sales were to customers located in the United States, with the sales outside the United States primarily being sales of our Tommy Bahama products in Canada and the Asia-Pacific region.
Our business strategy is to develop and market compelling lifestyle brands and products that evoke a strong emotional response from our target consumers. We consider lifestyle brands to be those brands that have a clearly defined and targeted point of view inspired by an appealing lifestyle or attitude.  Furthermore, we believe that lifestyle brands like Tommy Bahama and Lilly Pulitzer, that create an emotional connection with consumers, can command greater loyalty, higher price points at retail and create licensing opportunities, which may result in higher earnings. We believe that the attraction of a lifestyle brand to consumers is dependent on creating compelling product, effectively communicating the respective lifestyle brand message and distributing the product to the consumer where and when they want it.
Our ability to compete successfully in styling and marketing is directly related to our proficiency in foreseeing changes and trends in fashion and consumer preference, and presenting appealing products for consumers.  Our design-led, commercially informed lifestyle brand operations strive to provide exciting, differentiated products each season.
In order to further strengthen each lifestyle brand's connections with consumers, we communicate regularly with consumers via the use of electronic and print media.  We believe that our ability to effectively communicate with consumers and create an emotional connection is critical to the success of the brands.
We distribute our owned lifestyle branded products through our direct to consumer channel, consisting of our retail stores and e-commerce sites, and our wholesale distribution channel. Our direct to consumer operations provide us with the opportunity to interact directly with our customers, present to them the full line of our current season products and provide an opportunity for consumers to be immersed in the theme of the lifestyle brand. We believe that presenting our products in a setting specifically designed to showcase the lifestyle on which the brands are based enhances the image of our brands. Our 123 Tommy Bahama and 34 Lilly Pulitzer full-price retail stores provide high visibility for our brands and products, and allow us to stay close to the preferences of our consumers, while also providing a platform for long-term growth for the brands. In Tommy Bahama, we also operate 16 restaurants, generally adjacent to a Tommy Bahama full-price retail store locations, which we believe further enhance the brand's image with consumers.
Additionally, our e-commerce websites, which represented 17% of our consolidated net sales in Fiscal 2015, provide the opportunity to increase revenues by reaching a larger population of consumers and at the same time allow our brands to provide a broader range of products. Our Tommy Bahama and Lilly Pulitzer e-commerce flash clearance sales on our websites, as well as our 41 Tommy Bahama outlet stores, play an important role in overall brand and inventory management by allowing us to sell discontinued and out-of-season products in brand appropriate settings and at better prices than are typically available from third parties.
The wholesale operations of our lifestyle brands complement our direct to consumer operations and provide access to a larger group of consumers. As we seek to maintain the integrity of our lifestyle brands by limiting promotional activity in our full-price retail stores and e-commerce websites, we generally target select wholesale customers that follow this same approach in their stores. Our wholesale customers for our Tommy Bahama and Lilly Pulitzer brands include better department stores and specialty stores.
Within our Lanier Apparel operating group, we sell tailored clothing and sportswear products under licensed brands, private label products and owned brands to department stores, national chains, warehouse clubs, discount retailers, specialty retailers and others throughout the United States.
All of our operating groups operate in highly competitive apparel markets in which numerous U.S.-based and foreign apparel firms compete. No single apparel firm or small group of apparel firms dominates the apparel industry and our direct competitors vary by operating group and distribution channel. We believe that the principal competitive factors in the apparel industry are the reputation, value and image of brand names; design; consumer preference; price; quality; marketing; and customer service.

The apparel industry is cyclical and very dependent upon the overall level of discretionary consumer spending, which changes as regional, domestic and international economic conditions change. Often, negative economic conditions have a longer and more severe impact on the apparel industry than these conditions may have on other industries.  We believe the global economic conditions and resulting economic uncertainty that have prevailed in recent years continue to impact our business, and the apparel industry as a whole. Although some signs of economic improvements exist, the apparel retail environment remains increasingly more promotional.

Additionally, the apparel retail market is evolving as a result of shifting shopping patterns and technological advances, with e-commerce playing an increasingly important role and bricks and mortar retail stores playing a different role in consumers' journey to their ultimate purchase. The industry is also being impacted by the coming of age of the millenial generation whose values and approach to the marketplace are so different from past generations. We believe that our lifestyle brands are ideally suited to succeed and thrive in the long-term while managing the various challenges facing our industry.

We believe that our Tommy Bahama and Lilly Pulitzer lifestyle brands have significant opportunities for long-term growth in their direct to consumer businesses through expansion of bricks and mortar retail store operations, as we add additional retail store locations and attempt to increase comparable retail store sales, and higher sales in our e-commerce operations, which are likely to grow at a faster rate than comparable bricks and mortar retail store sales. We also believe that these lifestyle brands provide an opportunity for moderate sales increases in their wholesale businesses in the long-term primarily from current customers adding to their existing door count and the selective addition of new wholesale customers who generally follow a full-price retail model. We also believe that there are opportunities for modest sales growth for Lanier Apparel in the future through new product programs for existing and new customers.

We believe that we must continue to invest in our Tommy Bahama and Lilly Pulitzer lifestyle brands in order to take advantage of their long-term growth opportunities. Investments include capital expenditures primarily related to the direct to consumer operations such as retail store and restaurant build-out and remodels, e-commerce initiatives, technology enhancements and distribution center and administrative office expansion initiatives. Additionally, we anticipate increased employment, advertising and other costs in key functions to support the ongoing business operations and fuel future sales growth.

We continue to believe that it is important to maintain a strong balance sheet and liquidity. We believe that positive cash flow from operations in the future coupled with the strength of our balance sheet and liquidity will provide us with sufficient resources to fund future investments in our owned lifestyle brands. While we believe that we have significant opportunities to appropriately deploy our capital and resources in our existing lifestyle brands, in the future, we may also add additional lifestyle brands to our portfolio if we identify appropriate targets which meet our investment criteria.
The following table sets forth our consolidated operating results from continuing operations (in thousands, except per share amounts) for Fiscal 2015 compared to Fiscal 2014:

	Fiscal 2015	Fiscal 2014
Net sales	$969,290	$920,325
Operating income	$97,514	$92,819
Net earnings from continuing operations	$58,537	$53,797
Net earnings from continuing operations per diluted share	$3.54	$3.27
The higher net earnings from continuing operations in Fiscal 2015 primarily resulted from (1) higher operating income in Lilly Pulitzer reflecting higher net sales and gross margins partially offset by higher SG&A associated with expanding operations, (2) a lower operating loss in Corporate and Other reflecting a lower LIFO accounting charge, (3) lower interest expense and (4) lower effective tax rate. These favorable items were partially offset by (1) lower operating income in Tommy Bahama reflecting higher SG&A associated with the expanding operations and lower gross margin, partially offset by the impact of higher net sales and (2) lower operating income in Lanier Apparel reflecting the impact of lower sales partially offset by a higher gross margin.

Discontinued operations
Discontinued operations include the assets and operations of our former Ben Sherman operating group which we sold in July 2015. Unless otherwise indicated, all references to assets, liabilities, revenues, expenses and other information in this report reflect continuing operations and exclude any amounts related to the discontinued operations of our former Ben Sherman operating group. Net loss from discontinued operations, net of taxes was $28.0 million in Fiscal 2015 compared to a net loss from discontinued operations, net of taxes of $8.0 million in Fiscal 2014 with the larger net loss primarily due to the $20.5 million loss on sale of the Ben Sherman operations. We do not anticipate significant operations or earnings related to the discontinued operations in future periods, with cash flow attributable to discontinued operations in future periods primarily limited to the post-closing purchase price adjustments paid in the First Quarter of Fiscal 2016 and amounts associated with certain lease obligations related to the Ben Sherman business which we retained in connection with the transaction. Refer to

Note 12 in our consolidated financial statements included in this report for additional information about discontinued operations.

OPERATING GROUPS
Our business primarily operates through our Tommy Bahama, Lilly Pulitzer and Lanier Apparel operating groups. We identify our operating groups based on the way our management organizes the components of our business for purposes of allocating resources and assessing performance. Our operating group structure reflects a brand-focused management approach, emphasizing operational coordination and resource allocation across each brand's direct to consumer, wholesale and licensing operations. For a description of each of our operating groups, see Part I, Item 1. Business and Note 2 to our consolidated financial statements, both included in this report.

In Fiscal 2015, as a result of certain organizational and management reporting changes, our Oxford Golf operations, which were previously included in Corporate and Other, are considered part of and included in our Lanier Apparel operating group. For all periods presented, amounts for Lanier Apparel include the Oxford Golf operations, while amounts for Corporate and Other exclude those operations. Corporate and Other is a reconciling category for reporting purposes and includes our corporate offices, substantially all financing activities, elimination of inter-segment sales, LIFO inventory accounting adjustments, other costs that are not allocated to the operating groups and operations of other businesses which are not included in our operating groups.

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

For purposes of our disclosures, we consider a comparable store to be, in addition to our e-commerce sites, a physical full-price retail store that was owned and open as of the beginning of the prior fiscal year and which did not have during the relevant periods, and is not within the current fiscal year scheduled to have, (1) a remodel resulting in the store being closed for an extended period of time (which we define as a period of two weeks or longer), (2) a greater than 15% change in the size of the retail space due to expansion, reduction or relocation to a new retail space, (3) a relocation to a new space that was significantly different from the prior retail space, or (4) a closing or opening of a Tommy Bahama restaurant adjacent to the retail store. For those stores which are excluded from comparable stores based on the preceding sentence, the stores continue to be excluded from comparable store sales until the criteria for a new store is met subsequent to the remodel, relocation or restaurant closing or opening. A store that is remodeled generally will continue to be included in our comparable store sales metrics as a store is not typically closed for a two week period during a remodel; however, in some cases a store may be closed for more than two weeks during a remodel. A store that is relocated generally will not be included in our comparable store sales metrics until that store has been open in the relocated space for the entirety of the prior fiscal year as the size or other characteristics of the store typically change significantly from the prior location. Additionally, any stores that were closed during the prior fiscal year or current fiscal year, or which we plan to close or vacate in the current fiscal year, are excluded from the definition of comparable store sales.

Definitions and calculations of comparable store sales differ among retail companies, and therefore comparable store sales metrics disclosed by us may not be comparable to the metrics disclosed by other companies.

RESULTS OF OPERATIONS
The following table sets forth the specified line items in our consolidated statements of operations both in dollars (in thousands) and as a percentage of net sales. We have calculated all percentages based on actual data, but percentage columns may not add due to rounding.

	Fiscal 2015		Fiscal 2014		Fiscal 2013
Net sales	$969,290	100.0%	$920,325	100.0%	$849,879	100.0%
Cost of goods sold	411,185	42.4%	402,376	43.7%	368,399	43.3%
Gross profit	558,105	57.6%	517,949	56.3%	481,480	56.7%
SG&A	475,031	49.0%	439,069	47.7%	399,104	47.0%
Royalties and other operating income	14,440	1.5%	13,939	1.5%	13,936	1.6%
Operating income	97,514	10.1%	92,819	10.1%	96,312	11.3%
Interest expense, net	2,458	0.3%	3,236	0.4%	3,940	0.5%
Earnings from continuing operations before income taxes	95,056	9.8%	89,583	9.7%	92,372	10.9%
Income taxes	36,519	3.8%	35,786	3.9%	36,944	4.3%
Net earnings from continuing operations	$58,537	6.0%	$53,797	5.8%	$55,428	6.5%
Loss from discontinued operations, net of taxes	(27,975)	NM	(8,039)	NM	(10,137)	NM
Net earnings	$30,562	NM	$45,758	NM	$45,291	NM

FISCAL 2015 COMPARED TO FISCAL 2014

The discussion and tables below compare certain line items included in our statements of operations for Fiscal 2015 and Fiscal 2014. Each dollar and percentage change provided reflects the change between these periods unless indicated otherwise. Each dollar and share amount included in the tables is in thousands except for per share amounts. Individual line items of our consolidated statements of operations may not be directly comparable to those of our competitors, as classification of certain expenses may vary by company.

Unless otherwise indicated, all references to assets, liabilities, revenues, expenses and other information in this report reflect continuing operations and exclude any amounts related to the discontinued operations of our former Ben Sherman operating group. Refer to Note 12 in our consolidated financial statements included in this report for additional information about discontinued operations.

Net Sales

	Fiscal 2015	Fiscal 2014	$ Change	% Change
Tommy Bahama	$658,467	$627,498	$30,969	4.9%
Lilly Pulitzer	204,626	167,736	36,890	22.0%
Lanier Apparel	105,106	126,430	(21,324)	(16.9)%
Corporate and Other	1,091	(1,339)	2,430	NM
Total net sales	$969,290	$920,325	$48,965	5.3%

Consolidated net sales increased $49.0 million, or 5.3%, in Fiscal 2015 compared to Fiscal 2014 reflecting changes in net sales of each operating group, as discussed below. The 5.3% increase in consolidated net sales was primarily driven by (1) a $28.8 million, or 7%, increase in comparable store sales which includes full-price retail stores and full-price e-commerce sales to $418.3 million in Fiscal 2015 from $389.5 million in Fiscal 2014, (2) an incremental net sales increase of $28.4 million associated with the operation of additional full-price stores, (3) a $5.4 million increase in restaurant sales resulting from the operation of additional restaurants and increased sales at existing restaurants, (4) a $5.2 million net increase in outlet store, e-commerce flash clearance and warehouse sales. These increases in net sales were partially offset by an $18.9 million decrease in wholesale sales including the $21.3 million decrease in Lanier Apparel. The following table presents the proportion of our consolidated net sales by distribution channel for each period presented:

	Fiscal 2015	Fiscal 2014
Full-price retail stores, outlets and warehouse sales	42%	40%
E-commerce, including full-price and flash clearance sales	17%	15%
Restaurant	7%	7%
Wholesale	34%	38%
Total	100%	100%

Tommy Bahama:

The Tommy Bahama net sales increase of $31.0 million, or 4.9%, was primarily driven by (1) an incremental net sales increase of $18.0 million associated with the operation of additional full-price retail stores, (2) a $7.8 million, or 3%, increase in comparable store sales to $317.8 million in Fiscal 2015 from $310.0 million in Fiscal 2014, (3) a $5.4 million increase in restaurant sales resulting from the operation of two restaurants opened in Fiscal 2014 and Fiscal 2015 as well as increased sales in existing restaurants and (4) a $2.1 million increase in outlet store and flash clearance sales, including the impact of new outlets opened in Fiscal 2014 and Fiscal 2015. These increases in net sales were partially offset by a $2.9 million decrease in wholesale sales.

As of January 30, 2016, we operated 164 Tommy Bahama stores globally, consisting of 107 full-price retail stores, 16 restaurant-retail locations and 41 outlet stores. As of January 31, 2015 we operated 157 Tommy Bahama stores globally consisting of 101 full-price retail stores, 15 restaurant-retail locations and 41 outlet stores. The following table presents the proportion of net sales by distribution channel for Tommy Bahama for each period presented:

	Fiscal 2015	Fiscal 2014
Full-price retail stores and outlets	50%	50%
E-commerce, including full-price and flash clearance sales	15%	14%
Restaurant	11%	10%
Wholesale	24%	26%
Total	100%	100%

Lilly Pulitzer:

The Lilly Pulitzer net sales increase of $36.9 million, or 22.0%, was primarily a result of (1) a $21.1 million, or 27%, increase in comparable store sales to $100.5 million in Fiscal 2015 compared to $79.5 million in Fiscal 2014, (2) an incremental net sales increase of $10.4 million associated with the operation of additional retail stores, (3) a $2.9 million increase in wholesale sales in Fiscal 2015, (4) an increase in e-commerce flash clearance sales of $1.7 million to $18.4 million in Fiscal 2015, and (5) $0.9 million higher sales at the June warehouse sale. As of January 30, 2016, we operated 34 Lilly Pulitzer retail stores compared to 28 retail stores as of January 31, 2015. The following table presents the proportion of net sales by distribution channel for Lilly Pulitzer for each period presented:

	Fiscal 2015	Fiscal 2014
Full-price retail stores and warehouse sales	38%	34%
E-commerce, including full-price and flash clearance sales	30%	28%
Wholesale	32%	38%
Total	100%	100%

Lanier Apparel:

The decrease in net sales for Lanier Apparel of $21.3 million, or 16.9%, reflects a decrease in net sales in the private label and branded businesses for both tailored clothing and sportswear. The branded and private label businesses were unfavorably impacted by the reduction in or exit from certain replenishment and other programs.

Corporate and Other:

Corporate and Other net sales primarily consist of the net sales of our Lyons, Georgia distribution center as well as the impact of the elimination of intercompany sales between our operating groups, which exceeded net sales of our Lyons,

Georgia distribution center in Fiscal 2014. The increase in Corporate and Other sales was primarily due to a smaller unfavorable impact of the elimination of intercompany sales in Fiscal 2015.

Gross Profit

The table below presents gross profit by operating group and in total for Fiscal 2015 and Fiscal 2014 as well as the change between those two periods. Our gross profit and gross margin, which is calculated as gross profit divided by net sales, may not be directly comparable to those of our competitors, as statement of operations classification of certain expenses may vary by company.

	Fiscal 2015	Fiscal 2014	$ Change	% Change
Tommy Bahama	$393,221	$377,415	$15,806	4.2%
Lilly Pulitzer	132,791	106,317	26,474	24.9%
Lanier Apparel	30,460	34,159	(3,699)	(10.8)%
Corporate and Other	1,633	58	1,575	NM
Total gross profit	$558,105	$517,949	$40,156	7.8%
LIFO charge included in Corporate and Other	254	2,131

The increase in consolidated gross profit was primarily driven by higher net sales, as discussed above, as well as a change in sales mix as a greater proportion of consolidated net sales were Lilly Pulitzer sales, which typically has higher gross margins than our other operating groups, and the net favorable impact of LIFO accounting in Fiscal 2015 as compared to Fiscal 2014. In addition to the impact of the changes in net sales, gross profit on a consolidated basis and for each operating group was impacted by the change in sales mix and gross margin within each operating group, as discussed below. The table below presents gross margin by operating group and in total for Fiscal 2015 and Fiscal 2014.

	Fiscal 2015	Fiscal 2014
Tommy Bahama	59.7%	60.1%
Lilly Pulitzer	64.9%	63.4%
Lanier Apparel	29.0%	27.0%
Corporate and Other	NM	NM
Consolidated gross margin	57.6%	56.3%

On a consolidated basis, gross margin increased in Fiscal 2015, primarily as a result of (1) Lilly Pulitzer representing a greater proportion and Lanier Apparel representing a lower proportion of consolidated net sales, (2) direct to consumer sales, which typically provide a higher gross margin, representing a greater proportion of consolidated net sales, (3) improved gross margins in Lilly Pulitzer and Lanier Apparel and (4) the net favorable impact of LIFO accounting in Fiscal 2015 as compared to Fiscal 2014. These favorable items were partially offset by the lower gross margin in Tommy Bahama.

Tommy Bahama:

The reduction in gross margin for Tommy Bahama reflected lower gross margins in both the direct to consumer and wholesale channels of distribution, which offset the favorable impact of a change in sales mix with direct to consumer sales representing a greater proportion of net sales. The lower direct to consumer gross margin was primarily due to a greater proportion of sales in our full-price stores and e-commerce website occurring in connection with Tommy Bahama's Friends and Family, loyalty card and flip-side events and more significant in-store discounts in our outlet stores. The lower gross margin in the wholesale business was primarily a result of more significant discounts and allowances, particularly for wholesale off-price sales.

Lilly Pulitzer:

The increase in gross margin for Lilly Pulitzer was primarily driven by a change in sales mix towards the direct to consumer channel of distribution and an increase in gross margins of the full-price direct to consumer businesses.

Lanier Apparel:

The increase in gross margin for Lanier Apparel was primarily due to a change in sales mix with a greater proportion of sales being higher gross margin branded business programs, in both the tailored clothing and sportswear businesses, which was partially offset by the impact of more significant inventory markdowns in Fiscal 2015.

Corporate and Other:

The gross profit in Corporate and Other in each period primarily reflects (1) the gross profit of our Lyons, Georgia distribution center operations, (2) the impact of LIFO accounting adjustments and (3) the impact of certain consolidating adjustments, including the elimination of intercompany sales between our operating groups. The higher gross profit for Corporate and Other was primarily due to the lower impact of LIFO accounting in Fiscal 2015.

SG&A

	Fiscal 2015	Fiscal 2014	$ Change	% Change
SG&A	$475,031	$439,069	$35,962	8.2%
SG&A as % of net sales	49.0%	47.7%
Amortization of intangible assets included in Tommy Bahama associated with Tommy Bahama Canada acquisition	$1,521	$1,764
Change in fair value of contingent consideration included in Lilly Pulitzer	$—	$275

The increase in SG&A was primarily due to (1) $19.9 million of incremental costs in Fiscal 2015 associated with additional Tommy Bahama retail stores and restaurants, including the Waikiki retail-restaurant location, and Lilly Pulitzer stores, (2) costs to support the growing Lilly Pulitzer and Tommy Bahama businesses, (3) $2.7 million of increased occupancy costs associated with duplicate rent expense, moving costs and higher rent structure related to the relocation of Tommy Bahama's office in Seattle, Washington and (4) $1.1 million of additional equity compensation expense. SG&A included $1.9 million of amortization of intangible assets in Fiscal 2015 compared to $2.3 million in Fiscal 2014. We anticipate that amortization of intangible assets will be approximately $1.7 million in Fiscal 2016.

Royalties and other operating income

	Fiscal 2015	Fiscal 2014	$ Change	% Change
Royalties and other operating income	$14,440	$13,939	$501	3.6%

Royalties and other operating income primarily reflect income received from third parties from the licensing of our Tommy Bahama and Lilly Pulitzer brands. The $0.5 million increase in royalties and other income reflects increased royalty income for both Tommy Bahama and Lilly Pulitzer.

Operating income (loss)

	Fiscal 2015	Fiscal 2014	$ Change	% Change
Tommy Bahama	$65,993	$71,132	$(5,139)	(7.2)%
Lilly Pulitzer	42,525	32,190	10,335	32.1%
Lanier Apparel	7,700	10,043	(2,343)	(23.3)%
Corporate and Other	(18,704)	(20,546)	1,842	9.0%
Total operating income	$97,514	$92,819	$4,695	5.1%
LIFO charge included in Corporate and Other	$254	$2,131
Amortization of intangible assets included in Tommy Bahama associated with Tommy Bahama Canada acquisition	$1,521	$1,764
Change in fair value of contingent consideration included in Lilly Pulitzer	$—	$275

The increase in operating income was primarily due to the higher operating income in Lilly Pulitzer and a lower operating loss in Corporate and Other, partially offset by lower operating income in Tommy Bahama and Lanier Apparel. Changes in operating income (loss) by operating group are discussed below.

Tommy Bahama:

	Fiscal 2015	Fiscal 2014	$ Change	% Change
Net sales	$658,467	$627,498	$30,969	4.9%
Gross margin	59.7%	60.1%
Operating income	$65,993	$71,132	$(5,139)	(7.2)%
Operating income as % of net sales	10.0%	11.3%
Amortization of intangible assets included in Tommy Bahama associated with Tommy Bahama Canada acquisition	$1,521	$1,764

The lower operating income for Tommy Bahama was primarily due to the higher SG&A and lower gross margin partially offset by higher sales. The higher SG&A reflects (1) $15.1 million of incremental SG&A associated with the cost of operating additional retail stores and restaurants, including pre-opening rent and set-up costs associated with new stores and restaurants, (2) $2.7 million of increased occupancy costs associated with duplicate rent expense, moving costs and higher rent structure related to the relocation of Tommy Bahama's office in Seattle, Washington during the Third Quarter of Fiscal 2015 and (3) higher costs to support the growing Tommy Bahama business. These higher SG&A amounts were partially offset by reductions in other SG&A accounts, including incentive compensation. The operating loss for the Tommy Bahama Waikiki retail-restaurant location prior to opening in late October 2015 was $2.1 million, with the substantial majority of this loss consisting of pre-opening rent and set-up costs, which are included in the incremental SG&A amount associated with new locations above. Fiscal 2015 included an operating loss of $8.3 million related to our Tommy Bahama Asia-Pacific expansion compared to an operating loss of $10.3 million in Fiscal 2014.

Lilly Pulitzer:

	Fiscal 2015	Fiscal 2014	$ Change	% Change
Net sales	$204,626	$167,736	$36,890	22.0%
Gross margin	64.9%	63.4%
Operating income	$42,525	$32,190	$10,335	32.1%
Operating income as % of net sales	20.8%	19.2%
Change in fair value of contingent consideration included in Lilly Pulitzer	$—	$275

The increase in operating income in Lilly Pulitzer was primarily due to the higher net sales and gross margin. These items were partially offset by increased SG&A. The increased SG&A was primarily associated with (1) higher costs to support the growing business, reflecting increased infrastructure costs and advertising expense, (2) $4.8 million of incremental SG&A associated with the cost of operating additional retail stores and (3) $1.0 million of higher incentive compensation.

Lanier Apparel:

	Fiscal 2015	Fiscal 2014	$ Change	% Change
Net sales	$105,106	$126,430	$(21,324)	(16.9)%
Gross margin	29.0%	27.0%
Operating income	$7,700	$10,043	$(2,343)	(23.3)%
Operating income as % of net sales	7.3%	7.9%

The lower operating income for Lanier Apparel was primarily due to the reduction in net sales partially offset by higher gross margin and lower SG&A. The lower SG&A primarily reflects decreases in certain variable and other expenses including royalty, advertising and distribution expenses.

Corporate and Other:

	Fiscal 2015	Fiscal 2014	$ Change	% Change
Net sales	$1,091	$(1,339)	$2,430	NM
Operating loss	$(18,704)	$(20,546)	$1,842	9.0%
LIFO charge included in Corporate and Other	$254	$2,131

The improved operating results in Corporate and Other were primarily due to the lower LIFO accounting charge in Fiscal 2015 and a $0.9 million gain on sale of real estate, which were partially offset by higher incentive compensation amounts.

Interest expense, net

	Fiscal 2015	Fiscal 2014	$ Change	% Change
Interest expense, net	$2,458	$3,236	$(778)	(24.0)%

Interest expense for Fiscal 2015 decreased from the prior year primarily due to lower average debt outstanding, particularly in second half of Fiscal 2015, and lower borrowing rates during Fiscal 2015. The lower average debt outstanding in the second half of Fiscal 2015 was primarily a result of the use of proceeds from the July 2015 sale of Ben Sherman for debt repayment.

Income taxes

	Fiscal 2015	Fiscal 2014	$ Change	% Change
Income taxes	$36,519	$35,786	$733	2.0%
Effective tax rate	38.4%	39.9%

Income tax expense for Fiscal 2015 increased, reflecting higher earnings partially offset by a lower effective tax rate. The lower effective tax rate in Fiscal 2015 compared to Fiscal 2014 primarily resulted from improved operating results in our Hong-Kong based sourcing and Tommy Bahama Asia-Pacific retail operations. Our effective tax rate for Fiscal 2016 is estimated to be approximately 37.5% reflecting our expectation that our operating results in our sourcing operations and Tommy Bahama Asia-Pacific retail operations will continue to improve.

Net earnings from continuing operations

	Fiscal 2015	Fiscal 2014
Net earnings from continuing operations	$58,537	$53,797
Net earnings from continuing operations per diluted share	$3.54	$3.27
Weighted average shares outstanding - diluted	16,559	16,471

The higher net earnings in Fiscal 2015 primarily resulted from (1) higher operating income in Lilly Pulitzer, (2) a lower operating loss in Corporate and Other, (3) lower interest expense and (4) lower effective tax rate. These favorable items were partially offset by (1) lower operating income in Tommy Bahama and (2) lower operating income in Lanier Apparel.

Discontinued operations

Net loss from discontinued operations, net of taxes was $28.0 million in Fiscal 2015 compared to a net loss from discontinued operations, net of taxes of $8.0 million in Fiscal 2014 with the larger net loss primarily due to the $20.5 million loss on sale of the Ben Sherman operations, which was completed in the Second Quarter of Fiscal 2015. We do not anticipate significant operations or earnings related to the discontinued operations in future periods, with cash flow attributable to discontinued operations in future periods primarily limited to the post-closing purchase price adjustments paid in the First Quarter of Fiscal 2016 and amounts associated with certain lease obligations related to the Ben Sherman business which we retained in connection with the transaction.
FISCAL 2014 COMPARED TO FISCAL 2013
The discussion and tables below compare certain line items included in our consolidated statements of operations for Fiscal 2014 to Fiscal 2013. Each dollar and percentage change provided reflects the change between these periods unless indicated otherwise. Each dollar and share amount included in the tables is in thousands except for per share amounts. Individual line items of our consolidated statements of operations may not be directly comparable to those of our competitors, as classification of certain expenses may vary by company.

Net Sales

	Fiscal 2014	Fiscal 2013	$ Change	% Change
Tommy Bahama	$627,498	$584,941	$42,557	7.3%
Lilly Pulitzer	167,736	137,943	29,793	21.6%
Lanier Apparel	126,430	127,421	(991)	(0.8)%
Corporate and Other	(1,339)	(426)	(913)	(214.3)%
Total	$920,325	$849,879	$70,446	8.3%

Consolidated net sales increased 8.3% reflecting the net sales increases in Tommy Bahama and Lilly Pulitzer, as discussed below. Further, as direct to consumer sales grew at a faster rate than wholesale sales, net sales in the direct to consumer channel of distribution represented a greater percentage of consolidated net sales during Fiscal 2014 as presented below:

	Fiscal 2014	Fiscal 2013
Full-price retail stores, outlets and warehouse sales	40%	40%
E-commerce, including full-price and flash clearance sales	15%	13%
Restaurant	7%	7%
Wholesale	38%	40%
Total	100%	100%

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

	Fiscal 2014	Fiscal 2013
Full-price retail stores and outlets	50%	51%
E-commerce, including full-price and flash clearance sales	14%	13%
Restaurant	10%	10%
Wholesale	26%	26%
Total	100%	100%

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

	Fiscal 2014	Fiscal 2013
Full-price retail stores and warehouse sales	34%	32%
E-commerce, including full-price and e-commerce flash clearance sales	28%	25%
Wholesale	38%	43%
Total	100%	100%

Lanier Apparel:

Lanier Apparel net sales decreased 0.8% reflecting a decrease in the Oxford Golf business sales of $4.4 million due to a reduction in private label sales and Fiscal 2013 including a significant initial shipment of Oxford Golf branded product that did not anniversary in Fiscal 2014, which was partially offset by a $3.5 million increase in net sales in the private label business of our tailored clothing operations. The increase in the private label business of our tailored clothing operations was driven by an increase in the pants program for a warehouse club customer, which began in the Fourth Quarter of Fiscal 2013 and more than offset decreases in other private label Lanier Clothes programs. The decreases in the other private label business of our tailored clothing operations and of our Oxford Golf programs was primarily due to lower volume and the exit from some seasonal and replenishment programs.

Corporate and Other:

Corporate and Other net sales primarily consist of the net sales of our Lyons, Georgia distribution center as well as the impact of the elimination of intercompany sales between our operating groups, which exceeded net sales of our Lyons, Georgia distribution center in both Fiscal 2014 and Fiscal 2013. The decrease in Corporate and Other sales was primarily due to a larger unfavorable impact of the elimination of intercompany sales in Fiscal 2014.

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

	Fiscal 2014	Fiscal 2013	$ Change	% Change
Tommy Bahama	$377,415	$358,930	$18,485	5.2%
Lilly Pulitzer	106,317	84,845	21,472	25.3%
Lanier Apparel	34,159	36,396	(2,237)	(6.1)%
Corporate and Other	58	1,309	(1,251)	NM
Total gross profit	$517,949	$481,480	$36,469	7.6%
LIFO charge (credit) included in Corporate and Other	$2,131	$(27)
Inventory step-up charge included in Tommy Bahama associated with Tommy Bahama Canada acquisition	$—	$707

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

	Fiscal 2014	Fiscal 2013
Tommy Bahama	60.1%	61.4%
Lilly Pulitzer	63.4%	61.5%
Lanier Apparel	27.0%	28.6%
Corporate and Other	NM	NM
Consolidated gross margin	56.3%	56.7%

On a consolidated basis, gross margin decreased primarily as a result of lower gross margin in Tommy Bahama and Lanier Apparel as well as the $2.1 million net unfavorable impact of LIFO accounting in Fiscal 2014 as compared to Fiscal 2013. These unfavorable items were partially offset by (1) improved gross margins in Lilly Pulitzer, (2) the favorable impact of a greater proportion of net sales being from our direct to consumer channels of distribution and (3) Fiscal 2013 including a $0.7 million inventory step-up charge associated with the Tommy Bahama Canada acquisition with no inventory step-up charge in Fiscal 2014.

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

Lanier Apparel:

The lower gross margin for Lanier Apparel was primarily due to a change in sales mix with private label programs representing a greater proportion of net sales of Lanier Apparel. Private label programs, including a warehouse club pants program, generally have lower gross margins than branded product programs.

Corporate and Other:

The gross profit in Corporate and Other in each period primarily reflects (1) the gross profit of our Lyons, Georgia distribution center operations, (2) the impact of LIFO accounting adjustments and (3) the impact of certain consolidating adjustments, including the elimination of intercompany sales between our operating groups. The lower gross profit for Corporate and Other was primarily due to the impact of the $2.1 million net unfavorable impact of LIFO accounting in Fiscal 2014 as compared to Fiscal 2013, partially offset by a more significant favorable impact from certain consolidating adjustments.

SG&A

	Fiscal 2014	Fiscal 2013	$ Change	% Change
SG&A	$439,069	$399,104	$39,965	10.0%
SG&A (as a % of net sales)	47.7%	47.0%
Amortization of intangible assets included in Tommy Bahama associated with Tommy Bahama Canada acquisition	$1,764	$1,377
Change in fair value of contingent consideration included in Lilly Pulitzer	$275	$275

The increase in SG&A was primarily due to (1) higher costs to support the growing Tommy Bahama and Lilly Pulitzer businesses, including increased employment expense, infrastructure costs and advertising expense, (2) $13.7 million of incremental costs associated with additional Tommy Bahama retail stores and restaurants and Lilly Pulitzer stores, (3) $7.5 million of increased incentive compensation, reflecting increases in Lilly Pulitzer, Corporate and Other and Tommy Bahama and (4) $2.4 million of additional equity-based compensation primarily resulting from equity awards granted in Fiscal 2014. SG&A included $2.3 million of amortization of intangible assets in Fiscal 2014 compared to $2.0 million in Fiscal 2013, with the increase primarily due to the Tommy Bahama Canada acquisition in the Second Quarter of Fiscal 2013.

Royalties and other operating income

	Fiscal 2014	Fiscal 2013	$ Change	% Change
Royalties and other operating income	$13,939	$13,936	$3	—%
Gain on sale of real estate included in Corporate and Other	$—	$1,611

Royalties and other operating income primarily reflects income received from third parties from the licensing of our Tommy Bahama and Lilly Pulitzer brands. The comparable royalties and other operating income reflects higher royalty income for both Tommy Bahama and Lilly Pulitzer in Fiscal 2014, which offsets the impact of Fiscal 2013 including a $1.6 million gain on sale of real estate with no such gain in Fiscal 2014.

Operating income (loss)

	Fiscal 2014	Fiscal 2013	$ Change	% Change
Tommy Bahama	$71,132	$72,207	$(1,075)	(1.5)%
Lilly Pulitzer	32,190	25,951	6,239	24.0%
Lanier Apparel	10,043	11,904	(1,861)	(15.6)%
Corporate and Other	(20,546)	(13,750)	(6,796)	(49.4)%
Total operating income	$92,819	$96,312	$(3,493)	(3.6)%
LIFO charge (credit) included in Corporate and Other	$2,131	$(27)
Inventory step-up charge included in Tommy Bahama associated with Tommy Bahama Canada acquisition	$—	$707
Amortization of intangible assets included in Tommy Bahama associated with Tommy Bahama Canada acquisition	$1,764	$1,377
Change in fair value of contingent consideration included in Lilly Pulitzer	$275	$275
Gain on sale of real estate included in Corporate and Other	$—	$1,611

Operating income, on a consolidated basis, was $92.8 million in Fiscal 2014 compared to $96.3 million in Fiscal 2013. The 3.6% decrease in operating income was primarily due to the lower operating results in Corporate and Other, Lanier Apparel and Tommy Bahama partially offset by improved operating results in Lilly Pulitzer. Changes in operating income by operating group are discussed below.

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

The decrease in operating income for Tommy Bahama was primarily due to a lower gross margin and higher SG&A partially offset by the impact of higher net sales and higher royalty income. The higher SG&A reflects (1) $9.4 million of incremental SG&A associated with the cost of operating additional retail stores and restaurants, including set-up costs associated with new stores and restaurants, (2) higher costs to support the growing Tommy Bahama business, including infrastructure, employment and advertising costs, (3) $2.3 million of higher incentive compensation, including equity-based compensation, and (4) $0.4 million of additional amortization of intangible assets associated with Tommy Bahama Canada, which were partially offset by Fiscal 2013 including a $0.7 million inventory step-up charge associated with the Tommy Bahama Canada acquisition. Fiscal 2014 included an operating loss of $10.3 million related to our Tommy Bahama Asia-Pacific expansion compared to an operating loss of $11.9 million in Fiscal 2013.

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

Lanier Apparel:

	Fiscal 2014	Fiscal 2013	$ Change	% Change
Net sales	$126,430	$127,421	$(991)	(0.8)%
Gross margin	27.0%	28.6%
Operating income	$10,043	$11,904	$(1,861)	(15.6)%
Operating income as % of net sales	7.9%	9.3%

The lower operating income reflects the net impact of lower gross margin and lower sales.

Corporate and Other:

	Fiscal 2014	Fiscal 2013	$ Change	% Change
Net sales	$(1,339)	$(426)	$(913)	(214.3)%
Operating loss	$(20,546)	$(13,750)	$(6,796)	(49.4)%
LIFO charge (credit) included in Corporate and Other	$2,131	$(27)
Gain on sale of real estate included in Corporate and Other	$—	$1,611

The lower operating results in Corporate and Other were primarily due to (1) $2.4 million of higher incentive compensation expense, (2) a $2.1 million net unfavorable impact of LIFO accounting in Fiscal 2014 as compared to Fiscal 2013, (3) Fiscal 2013 including a gain on sale of real estate of $1.6 million, and (4) Fiscal 2013 benefiting from certain favorable changes in accruals.

Interest expense, net

	Fiscal 2014	Fiscal 2013	$ Change	% Change
Interest expense, net	$3,236	$3,940	$(704)	(17.9)%

Interest expense decreased primarily due to lower borrowing rates and lower average debt outstanding in Fiscal 2014. During Fiscal 2014, substantially all of our borrowings were under our U.S. Revolving Credit Agreement.

Income taxes

	Fiscal 2014	Fiscal 2013	$ Change	% Change
Income taxes	$35,786	$36,944	$(1,158)	(3.1)%
Effective tax rate	39.9%	40.0%

Income tax expense decreased primarily due to lower earnings. The high effective tax rates for both periods, as compared to a typical statutory tax rate, reflect the unfavorable impact of foreign losses for which we were not able to recognize an income tax benefit.

Net earnings

	Fiscal 2014	Fiscal 2013
Net earnings from continuing operations	$53,797	$55,428
Net earnings from continuing operations per diluted share	$3.27	$3.36
Weighted average shares outstanding - diluted	16,471	16,482

The primary reasons for the lower net earnings from continuing operations in Fiscal 2014 were (1) a larger operating loss in Corporate and Other, (2) lower operating income in Lanier Apparel and (3) lower operating income in Tommy Bahama. These unfavorable items were partially offset by (1) higher operating income in Lilly Pulitzer, (2) lower income taxes and (3) lower interest expense.

Discontinued operations

The net loss from discontinued operations, net of taxes was $8.0 million in Fiscal 2014 compared to a net loss from discontinued operations, net of taxes of $10.1 million in Fiscal 2013. The lower net loss from discontinued operations was primarily due to increased net sales partially offset by lower gross margin and lower royalty income.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Our primary source of revenue and cash flow through our design, sourcing, marketing and distribution of branded apparel products bearing the trademarks of our Tommy Bahama and Lilly Pulitzer lifestyle brands, as well as certain licensed and private label products. Our primary uses of cash flow include the purchase of products in the operation of our business, as well as operating expenses including employee compensation and benefits, occupancy-related costs, marketing and advertising costs, other general and administrative expenses and the payment of periodic interest payments related to our financing arrangements. Additionally, we use cash for the funding of capital expenditures and dividends and repayment of indebtedness. In the ordinary course of business, we maintain certain levels of inventory and extend credit to our wholesale customers. Thus, we require a certain amount of working capital to operate our business. If cash inflows are less than cash outflows, we have access to amounts under our U.S. Revolving Credit Agreement, subject to its terms, which is described below. We may seek to finance our future cash requirements through various methods, including, but not limited to, cash flow from operations, borrowings under our current or additional credit facilities, sales of debt or equity securities and cash on hand.
As of January 30, 2016, we had $6.3 million of cash and cash equivalents on hand, with $44.0 million of borrowings outstanding and $185.9 million of availability under our U.S. Revolving Credit Agreement. We believe our balance sheet and anticipated future positive cash flow from operating activities provide us with ample opportunity to continue to invest in our brands and our direct to consumer initiatives.
Key Liquidity Measures

($ in thousands)	January 30, 2016	January 31, 2015	$ Change	% Change
Total Current Assets	$216,796	$258,545	$(41,749)	(16.1)%
Total Current Liabilities	128,899	159,942	(31,043)	(19.4)%
Working capital	$87,897	$98,603	$(10,706)	(10.9)%
Working capital ratio	1.68	1.62
Debt to total capital ratio	12%	27%

Our working capital ratio is calculated by dividing total current assets by total current liabilities. Current assets decreased from January 31, 2015 to January 30, 2016 primarily due to the disposal of the discontinued operations during the Second Quarter of Fiscal 2015. The January 31, 2015 balance sheet included $48.1 million of current assets related to discontinued operations with no current assets related to discontinued operations as of January 30, 2016. This decrease was partially offset by increased inventories related to continuing operations to support our growing businesses. Current liabilities decreased primarily due to (1) the $12.5 million reduction in contingent consideration and (2) the disposal of the discontinued operations during the Second Quarter of Fiscal 2015, resulting in a decrease in current liabilities related to discontinued operations from $17.4 million to $2.4 million. Changes in current assets and current liabilities are discussed below.

For the ratio of debt to total capital, debt is defined as short-term and long-term debt included in continuing operations, and total capital is defined as debt plus shareholders' equity. Debt was $44.0 million at January 30, 2016 and $104.8 million at January 31, 2015, while shareholders’ equity was $334.4 million at January 30, 2016 and $290.6 million at January 31, 2015. The decrease in debt primarily resulted from the $59.3 million of proceeds related to the disposal of Ben Sherman and positive cash flows from operations which, in the aggregate, exceeded the cash paid for capital expenditures, dividends and contingent consideration. Shareholders' equity increased from January 31, 2015, primarily as a result of net earnings less dividends paid and the change in accumulated other comprehensive loss. Our debt levels and ratio of debt to total capital in future periods may not be comparable to historical amounts as we continue to assess, and possibly make changes to, our capital structure. Changes in our capital structure in the future, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.
Balance Sheet
The following tables set forth certain information included in our consolidated balance sheets (in thousands) and calculations of changes in the information included in our consolidated balance sheets. Below each table are explanations for any significant changes in the balances at January 30, 2016 compared to January 31, 2015.
Current Assets:

	January 30, 2016	January 31, 2015	$ Change	% Change
Cash and cash equivalents	$6,323	$5,281	$1,042	19.7%
Receivables, net	59,065	64,587	(5,522)	(8.5)%
Inventories, net	129,136	120,613	8,523	7.1%
Prepaid expenses	22,272	19,941	2,331	11.7%
Assets related to discontinued operations, net	—	48,123	(48,123)	(100.0)%
Total Current Assets	$216,796	$258,545	$(41,749)	(16.1)%

Cash and cash equivalents as of January 30, 2016 and January 31, 2015 include typical cash amounts maintained on an ongoing basis in our operations, which generally ranges from $5 million to $10 million at any given time. Any excess cash generally is used to repay amounts outstanding under our revolving credit agreement. The decrease in receivables, net as of January 30, 2016 was primarily a result of lower wholesale sales in the last two months of Fiscal 2015 as compared to the last two months of Fiscal 2014. Inventories, net as of January 30, 2016 increased from January 31, 2015 primarily as a result of an increase in Tommy Bahama and Lilly Pulitzer inventories partially offset by lower inventories in Lanier Apparel. We believe that inventory levels in each operating group are appropriate to support anticipated sales levels for the First Quarter of Fiscal 2016. Prepaid expenses increased at January 30, 2016 primarily as a result of the growth in our business and the timing of payment and recognition of the related expenses for certain prepaid items including maintenance and other service contracts, rent, and advertising as well as an increase in prepaid taxes. The decrease in assets related to discontinued operations, net reflects our disposition of the Ben Sherman operations in the Second Quarter of Fiscal 2015.

Non-current Assets:

	January 30, 2016	January 31, 2015	$ Change	% Change
Property and equipment, net	$184,094	$146,039	$38,055	26.1%
Intangible assets, net	143,738	146,134	(2,396)	(1.6)%
Goodwill	17,223	17,296	(73)	(0.4)%
Other non-current assets, net	20,839	22,646	(1,807)	(8.0)%
Assets related to discontinued operations, net	—	31,747	(31,747)	(100.0)%
Total non-current assets, net	$365,894	$363,862	$2,032	0.6%
The increase in property and equipment, net at January 30, 2016 from January 31, 2015 primarily resulted from current year capital expenditures partially offset by current year depreciation expense. The decrease in intangible assets, net at January 30, 2016 was primarily due to the amortization of intangible assets as well as the impact of foreign currency exchange rates on certain intangible assets. The decrease in other non-current assets, net was primarily due to a decrease in asset balances set aside for potential deferred compensation plan obligations. The decrease in assets related to discontinued operations, net reflects our disposition of the Ben Sherman operations in the Second Quarter of Fiscal 2015.
Liabilities:

	January 30, 2016	January 31, 2015	$ Change	% Change
Total Current Liabilities	$128,899	$159,942	$(31,043)	(19.4)%
Long-term debt	43,975	104,842	(60,867)	(58.1)%
Other non-current liabilities	67,188	56,286	10,902	19.4%
Deferred taxes	3,657	5,161	(1,504)	(29.1)%
Liabilities related to discontinued operations	4,571	5,571	(1,000)	(18.0)%
Total liabilities	$248,290	$331,802	(83,512)	(25.2)%
Current liabilities as of January 30, 2016 decreased compared to January 31, 2015 reflecting (1) the $12.5 million reduction in contingent consideration, (2) the disposal of the discontinued operations during the Second Quarter of Fiscal 2015, resulting in a decrease in current liabilities related to discontinued operations from $17.4 million to $2.4 million, including the final working capital settlement which was paid in the First Quarter of Fiscal 2016, (3) a decrease in accounts payable of $4.4 million and (4) a decrease in income taxes payable of $3.8 million. These decreases in current liabilities were partially offset by an increase in accrued compensation of $3.0 million, with the substantial majority of that increase related to Lilly Pulitzer incentive compensation, and an increase in other accrued expenses and liabilities of $1.7 million.

The decrease in long-term debt primarily resulted from the $59.3 million of proceeds received from the sale of Ben Sherman in the Second Quarter of Fiscal 2015. Additionally, positive cash flows from operations approximated, in the aggregate, the cash paid for capital expenditures, dividends and contingent consideration. Other non-current liabilities increased as of January 30, 2016 compared to January 31, 2015 primarily due to increases in deferred rent liabilities, including tenant improvement allowances from landlords.

Deferred taxes decreased from January 31, 2015 primarily reflecting the impact of higher incentive compensation amounts, changes in certain reserves and a change in timing differences associated with inventory were partially offset by a change in timing differences associated with depreciation and amortization. The decrease in liabilities related to discontinued operations reflects our disposition of the Ben Sherman operations in the Second Quarter of Fiscal 2015, with the remaining liabilities as of January 30, 2016 representing estimated losses on certain retained lease obligations of the Ben Sherman business.
Statement of Cash Flows

The following table sets forth the net cash flows, including continuing and discontinued operations, resulting in the change in our cash and cash equivalents (in thousands):

	Fiscal 2015	Fiscal 2014	Fiscal 2013
Cash provided by operating activities	$105,373	$95,409	$52,734
Cash used in investing activities	(13,946)	(50,355)	(59,130)
Cash (used in) provided by financing activities	(91,466)	(47,619)	6,938
Net change in cash and cash equivalents	$(39)	$(2,565)	$542
Cash and cash equivalents on hand were $6.3 million and $5.3 million at January 30, 2016 and January 31, 2015, respectively. Changes in cash flows in Fiscal 2015 and Fiscal 2014 related to operating activities, investing activities and financing activities are discussed below.
Fiscal 2015 Compared to Fiscal 2014
Operating Activities:

In Fiscal 2015 and Fiscal 2014, operating activities provided $105.4 million and $95.4 million of cash, respectively. The cash flow from operating activities was primarily the result of net earnings for the relevant period adjusted, as applicable, for non-cash activities including depreciation, amortization, equity-based compensation expense and loss on sale of discontinued operations as well as the net impact of changes in our working capital accounts. In Fiscal 2015 the more significant changes in working capital accounts were a decrease in receivables and an increase in non-current liabilities, each of which increased cash flow from operations, partially offset by increases in inventories and prepaid expenses each of which decreased cash flow from operations. In Fiscal 2014 the more significant changes in working capital were increases in current liabilities and non-current liabilities, each of which increased cash flow from operations, partially offset by increases in receivables and inventories, each of which decreased cash flow from operations.

Investing Activities:

During Fiscal 2015 and Fiscal 2014, investing activities used $13.9 million and $50.4 million of cash, respectively. In Fiscal 2015, we used $73.1 million of cash for capital expenditures, which primarily related to costs associated with new retail stores and restaurants; facility enhancements, including the build-out of Tommy Bahama's new office in Seattle and the acquisition of additional distribution center space for Lilly Pulitzer; information technology initiatives, including e-commerce enhancements; and retail store remodeling. The cash used in these investing activities were partially offset by the $59.3 million of proceeds obtained from the sale of our Ben Sherman business in the Second Quarter of Fiscal 2015. Other investing activities in Fiscal 2015 include the net impact of a $1.1 million investment of cash in an unconsolidated entity, partially offset by the $0.9 million proceeds from the sale of real estate no longer used in our operations. In Fiscal 2014, investing cash flow activities consisted of purchases of property and equipment, which were primarily related to costs associated with new retail stores, information technology initiatives and retail store and restaurant remodeling.

We anticipate that capital expenditures in Fiscal 2016 will be lower than capital expenditures in Fiscal 2015 as Fiscal 2015 included certain larger investments including the build-out of Tommy Bahama's new office space in Seattle, the build-out of Tommy Bahama's Waikiki restaurant-retail location and the acquisition of additional distribution center space for Lilly Pulitzer.

Financing Activities:

During Fiscal 2015 and Fiscal 2014, financing activities used $91.5 million and $47.6 million of cash, respectively. In Fiscal 2015, we decreased debt as the proceeds from the sale of Ben Sherman and cash provided by our operating activities, in the aggregate, exceeded our cash needs for capital expenditures, contingent consideration payments and dividends. In Fiscal 2014, we also decreased debt as cash provided by our operating activities exceeded our cash needs for capital expenditures, dividends and contingent consideration payments. In Fiscal 2015, we paid dividends of $16.6 million and $12.5 million for the final payment for contingent consideration arrangement related to the Lilly Pulitzer acquisition, while in Fiscal 2014 we paid dividends of $13.9 million and contingent consideration of $2.5 million.

We anticipate that cash flow provided by or used in financing activities in the future will be dependent upon whether our cash flow from operating activities exceeds our capital expenditures, dividend payments and any other investing or financing activities. Generally, we anticipate that excess cash, if any, will be used to repay debt on our revolving credit agreements.

Fiscal 2014 Compared to Fiscal 2013
Operating Activities:

In Fiscal 2014 and Fiscal 2013, operating activities provided $95.4 million and $52.7 million of cash, respectively. The cash flow from operating activities was primarily the result of net earnings for the relevant period adjusted, as applicable, for non-cash activities including depreciation, amortization, equity-based compensation expense and the net impact of changes in our working capital accounts. The higher cash flow from operating activities in Fiscal 2014 as compared to Fiscal 2013 was primarily due to more favorable changes in working capital and Fiscal 2013 including a significant excess tax benefit related to equity-based compensation. In Fiscal 2014, the more significant changes in working capital were increases in current liabilities and non-current liabilities, each of which increased cash flow from operations, partially offset by increases in inventories and receivables, each of which reduced cash flow from operations. In Fiscal 2013, the more significant changes in working capital were increases in inventories and receivables, each of which reduced cash flow from operations, partially offset by increases in current liabilities and other non-current liabilities, each of which increased cash flow from operations.

Investing Activities:

During Fiscal 2014 and Fiscal 2013, investing activities used $50.4 million and $59.1 million of cash, respectively. Of these cash flows used in investing activities, $50.4 million and $43.4 million in Fiscal 2014 and Fiscal 2013, respectively, were for the capital expenditures in each period primarily related to costs associated with new retail stores, information technology initiatives and retail store and restaurant remodeling.The remaining cash used in investing activities in Fiscal 2013 included $17.9 million related to our acquisition of the Tommy Bahama business in Canada from our former licensee.

Financing Activities:

During Fiscal 2014 and Fiscal 2013, financing activities used $47.6 million and provided $6.9 million of cash, respectively. In Fiscal 2014, we decreased debt as a result of our cash flow from operating activities exceeding our cash needs for investing activities and financing activities. In Fiscal 2013, we increased debt by $25.0 million based on cash needs for investing and financing activities exceeding our cash flow from operations.

The repurchase of common stock in Fiscal 2013 primarily resulted from the vesting of restricted stock awards that were returned by employees to satisfy employee income tax obligations, while the proceeds from issuance of common stock primarily resulted from the excess tax benefit associated with the vesting of the restricted stock awards. We paid dividends of $13.9 million and $11.9 million during Fiscal 2014 and Fiscal 2013, respectively. In Fiscal 2014, we also paid $2.5 million for the payment of the Fiscal 2013 contingent consideration payment related to the Lilly Pulitzer acquisition.
Liquidity and Capital Resources
We had $44.0 million and $104.8 million of borrowings outstanding as of January 30, 2016 and January 31, 2015, respectively, under our $235 million U.S. Revolving Credit Agreement ("U.S. Revolving Credit Agreement"). The U.S. Revolving Credit Agreement generally (i) is limited to a borrowing base consisting of specified percentages of eligible categories of assets, (ii) accrues variable-rate interest (weighted average borrowing rate of 2.6% as of January 30, 2016), unused line fees and letter of credit fees based upon a pricing grid which is tied to average unused availability and/or utilization, (iii) requires periodic interest payments with principal due at maturity (November 2018) and (iv) is generally secured by a first priority security interest in the accounts receivable, inventory, general intangibles and eligible trademarks, investment property (including the equity interests of certain subsidiaries), deposit accounts, intercompany obligations, equipment, goods, documents, contracts, books and records and other personal property of Oxford Industries, Inc. and substantially all of its domestic subsidiaries.

To the extent cash flow needs exceed cash flow provided by our operations we will have access, subject to its terms, to our line of credit to provide funding for operating activities, capital expenditures and acquisitions, if any. Our credit facility is also used to finance trade letters of credit for product purchases, which reduce the amounts available under our line of credit when issued. As of January 30, 2016, $5.1 million of letters of credit were outstanding against our U.S. Revolving Credit Agreement. After considering these limitations and the amount of eligible assets in our borrowing base, as applicable, as of January 30, 2016, we had $185.9 million in unused availability under the U.S. Revolving Credit Agreement, subject to the certain limitations on borrowings.
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
We believe that the affirmative covenants, negative covenants, financial covenants and other restrictions under our U.S. Revolving Credit Agreement are customary for those included in similar facilities entered into at the time we entered into our agreement. During Fiscal 2015 and as of January 30, 2016, no financial covenant testing was required pursuant to our U.S. Revolving Credit Agreement as the minimum availability threshold was met at all times. As of January 30, 2016, we were compliant with all covenants related to our U.S. Revolving Credit Agreement.
Other Liquidity Items:
We anticipate that we will be able to satisfy our ongoing cash requirements, which generally consist of working capital and other operating activity needs, capital expenditures, interest payments on our debt and dividends, if any, primarily from positive cash flow from operations supplemented by borrowings under our line of credit. Our need for working capital is typically seasonal with the greatest requirements generally in the fall and spring of each year. Our capital needs will depend on many factors including our growth rate, the need to finance inventory levels and the success of our various products. We anticipate that at the maturity of the U.S. Revolving Credit Agreement or as otherwise deemed appropriate, we will be able to refinance the facility and/or obtain other financing on terms available in the market at that time. The terms of any future financing arrangements may not be as favorable as the terms of the current agreement or current market terms.
We have paid dividends in each quarter since we became a public company in July 1960. However, we may discontinue or modify dividend payments at any time if we determine that other uses of our capital, including payment of outstanding debt, repurchases of outstanding shares, funding of acquisitions and/or funding of capital expenditures, may be in our best interest; if our expectations of future cash flows and future cash needs outweigh the ability to pay a dividend; or if the terms of our credit facility, other debt instruments or applicable law limit our ability to pay dividends. We may borrow to fund dividends in the short-term based on our expectation of operating cash flows in future periods subject to the terms and conditions of our credit facility or other debt instruments and applicable law. All cash flow from operations will not necessarily be paid out as dividends in all periods. For details about limitations on our ability to pay dividends, see the discussion of our credit facility above.
Contractual Obligations
The following table summarizes our contractual cash obligations, as of January 30, 2016, by future period (in thousands):

	Payments Due by Period
	Less Than 1 year	1-3 Years	3-5 Years	More Than 5 Years	Total
Contractual Obligations:
U.S. Revolving Credit Agreement (1)	$—	$—	$—	$—	$—
Operating leases (2)	64,035	117,954	101,836	193,291	477,116
Minimum royalty and advertising payments pursuant to royalty agreements	6,004	4,784	—	—	10,788
Letters of credit	$5,091	—	—	—	5,091
Other (3)(4)(5)	—	—	—	—	—
Total	$75,130	$122,738	$101,836	$193,291	$492,995
_______________________________________________________________________________

(1)
Principal and interest amounts payable in future periods on our U.S. Revolving Credit Agreement have been excluded from the table above, as the amount that will be outstanding and interest rate during any fiscal year will be dependent upon future events which are not known at this time. During Fiscal 2015, we paid $2.3 million of interest.

(2)
Amounts to be paid in future periods for real estate taxes, insurance, other operating expenses and contingent rent applicable to the properties pursuant to the respective operating leases have been excluded from the table above, as the amounts payable in future periods are, in some cases, not quantified in the lease agreements and are dependent on factors which are not known at this time. Such amounts incurred in Fiscal 2015 totaled $22.1 million.

(3)
Amounts totaling $10.6 million of deferred compensation obligations, which are included in other non-current liabilities in our consolidated balance sheet as of January 30, 2016, have been excluded from the table above, due to the uncertainty of the timing of the payment of these obligations, which are generally at the discretion of the individual employees or upon the death of the individual, respectively.

(4)
An environmental reserve liability of $1.2 million, which is included in other non-current liabilities in our consolidated balance sheet as of January 30, 2016 and discussed in Note 6 to our consolidated financial statements included in this report, has been excluded from the above table, as we were not contractually obligated to incur these costs as of January 30, 2016 and the timing of payment, if any, is uncertain.

(5)
Non-current deferred taxes, which is the net amount of deferred tax liabilities and deferred tax assets, of $3.7 million included in our consolidated balance sheet as of January 30, 2016 and discussed in Note 8 to our consolidated financial statements included in this report have been excluded from the above table, as deferred income tax liabilities are calculated based on temporary differences between the tax basis and book basis of assets and liabilities, which will result in taxable amounts in future years when the amounts are settled at their reported financial statement amounts. As the results of these calculations do not have a direct connection with the amount of cash taxes to be paid in any future periods, scheduling deferred income tax amounts by period could be misleading.

Our anticipated capital expenditures for Fiscal 2016, which are excluded from the table above as we are generally not contractually obligated to pay these amounts as of January 30, 2016, are expected to be approximately $55 million. These expenditures are expected to consist primarily of costs associated with opening and relocating retail stores and restaurants, information technology initiatives, including e-commerce capabilities, and remodeling retail stores and restaurants.
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
In the normal course of business we offer certain discounts or allowances to our wholesale customers. Wholesale operations' sales are recorded net of such discounts and allowances, as well as advertising support not specifically relating to the reimbursement for actual advertising expenses by our customers, operational chargebacks and provisions for estimated returns. As certain allowances and other deductions are not finalized until the end of a season, program or other event which may not have occurred yet, we estimate such discounts and allowances on an ongoing basis. Significant considerations in determining our estimates for discounts, allowances, operational chargebacks and returns for wholesale customers may include historical and current trends, agreements with customers, projected seasonal results, an evaluation of current economic conditions, specific program or product expectations and retailer performance. Actual discounts and allowances to our wholesale customers have not differed materially from our estimates in prior periods. As of January 30, 2016, our total reserves for discounts, returns and allowances for our wholesale businesses were $8.4 million and, therefore, if the allowances changed by 10% it would have had a pre-tax impact of $0.8 million on earnings in Fiscal 2015. The substantial majority of these reserves relate to our Lanier Apparel business as of January 30, 2016.
As direct to consumer products may be returned after the date of original purchase by the consumer, we must make estimates of reserves for products which were sold prior to the balance sheet date but that we anticipate may be returned by the consumer subsequent to that date. The determination of direct to consumer return reserve amounts requires judgment and consideration of historical and current trends, evaluation of current economic trends and other factors. Our historical estimates of direct to consumer return reserves have not differed materially from actual results. As of January 30, 2016, our direct to consumer return reserve was $2.6 million. A 10% change in the direct to consumer return reserve as of January 30, 2016 would have had a $0.3 million pre-tax impact on earnings in Fiscal 2015.
In circumstances where we become aware of a specific wholesale customer's inability to meet its financial obligations, a specific reserve for bad debts is taken as a reduction to accounts receivable to reduce the net recognized receivable to the amount reasonably expected to be collected. Such amounts are written off at the time that the amounts are not considered collectible. For all other wholesale customers, we recognize estimated reserves for bad debts based on our historical collection experience, the financial condition of our customers, an evaluation of current economic conditions and anticipated trends, each of which is subjective and requires certain assumptions. Actual charges for uncollectible amounts have not differed materially from our estimates in prior periods. As of January 30, 2016, our allowance for doubtful accounts was $0.5 million, and therefore, if the allowance for doubtful accounts changed by 10% it would have had a pre-tax impact of $0.1 million on earnings in Fiscal 2015. While the amounts deemed uncollectible have not been significant in recent years if, in the future, amounts due from significant customer(s) were deemed to be uncollectible as a result of events that occur subsequent to January 30, 2016 this could result in a material charge to our consolidated statements of operations in future periods.
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
For consolidated financial reporting, $120.9 million, or 94%, of our inventories are valued at the lower of last-in, first-out (LIFO) method cost or market after deducting the $59.4 million LIFO reserve as of January 30, 2016. The remaining $8.3 million of our inventories are valued at the lower of FIFO cost or market as of January 30, 2016. Generally, inventories of domestic operations are valued at the lower of LIFO cost or market and inventories of our international operations are valued at the lower of FIFO cost or market. LIFO reserves are based on the Producer Price Index (PPI) as published by the United States Department of Labor. We write down inventories valued at the lower of LIFO cost or market when LIFO exceeds market value. We deem LIFO accounting adjustments to not only include changes in the LIFO reserve, but also changes in markdown reserves which are considered in LIFO accounting. As our LIFO inventory pool does not correspond to our operating group definitions, LIFO inventory accounting adjustments are not allocated to the respective operating groups. Thus, the impact of accounting for inventories on the LIFO method is reflected in Corporate and Other for operating group reporting purposes.
As of January 30, 2016, we had recorded a reserve of $0.8 million related to inventory on the lower of FIFO cost or market method and for inventory on the lower of LIFO cost or market method with markdowns in excess of our LIFO reserve. A 10% change in the amount of such markdowns would have a pre-tax impact of $0.1 million on earnings in Fiscal 2015. A change in the markdowns of our inventory valued at the lower of LIFO cost or market method typically would not be expected to have a material impact on our consolidated financial statements after consideration of the existence of our significant LIFO reserve of $59.4 million, or 31% of the FIFO cost of the inventory, as of January 30, 2016, as well as the high gross margins historically achieved for the sale of our lifestyle branded products. A change in inventory levels, or the mix by inventory category, at the end of future fiscal years compared to inventory balances as of January 30, 2016 could result in a material impact on our consolidated financial statements as such a change may erode portions of our earlier base year layers for purposes of making our annual LIFO computation. Additionally, a change in the PPI as published by the United States Department of Labor as compared to the indexes as of January 30, 2016 could result in a material impact on our consolidated financial statements as inflation or deflation would change the amount of our LIFO reserve.
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
Intangible Assets, net
Intangible assets included in our consolidated balance sheet as of January 30, 2016 totaled $143.7 million, which includes $5.5 million of intangible assets with finite lives, including reacquired license rights and customer relationships, and $138.2 million of trademarks with indefinite lives. At acquisition, we estimate and record the fair value of purchased intangible assets, which primarily consist of trademarks, reacquired rights and customer relationships. The fair values and useful lives of these intangible assets are estimated based on our assessment as well as independent third party appraisals in some cases. Such valuations, which are dependent upon a number of uncertain factors, may include a discounted cash flow analysis of anticipated revenues and expenses or cost savings resulting from the acquired intangible asset using an estimate of a risk-adjusted market-based cost of capital as the discount rate. The valuation of intangible assets requires significant judgment due to the variety of uncertain factors, including planned use of the intangible assets as well as estimates of net sales, royalty income, operating income, growth rates, royalty rates for the trademarks, discount rates and income tax rates, among other factors. The use of different assumptions related to these uncertain factors at acquisition could result in a material change to the amounts of intangible assets initially recorded at acquisition, which could result in a material impact on our consolidated financial statements.
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
Amortization of intangible assets with finite lives, which primarily consist of reacquired rights and customer relationships, is recognized over their estimated useful lives using a method of amortization that reflects the pattern in which the economic benefits of the intangible assets are consumed or otherwise realized. We amortize our intangible assets with finite lives for periods of up to 15 years. The determination of an appropriate useful life for amortization is based on the remaining contractual period, as applicable, our plans for the intangible asset as well as factors outside of our control, including customer attrition. Intangible assets with finite lives are reviewed for impairment periodically if events or changes in circumstances indicate that the carrying amount may not be recoverable. If expected future discounted cash flows from operations are less than their carrying amounts, an asset is determined to be impaired and a loss is recorded for the amount by which the carrying value of the asset exceeds its fair value. Amortization related to intangible assets with finite lives totaled $1.9 million during Fiscal 2015 and is anticipated to be approximately $1.7 million in Fiscal 2016.
In Fiscal 2015, Fiscal 2014 and Fiscal 2013, no impairment charges related to intangible assets were recognized. Additionally, we do not believe that a 10% change in any of the significant assumptions utilized in testing our intangible assets for impairment would have resulted in an impairment charge during any of those periods.
Goodwill, net
Goodwill is recognized as the amount by which the cost to acquire a company or group of assets exceeds the fair value of assets acquired less any liabilities assumed at acquisition. Thus, the amount of goodwill recognized in connection with a business combination is dependent upon the fair values assigned to the individual assets acquired and liabilities assumed in a business combination. Goodwill is allocated to the respective reporting unit at the time of acquisition. Goodwill is not amortized but instead is evaluated for impairment annually or more frequently if events or circumstances indicate that the goodwill might be impaired. Substantially all of the goodwill included in our consolidated balance sheet as of January 30, 2016 relates to Lilly Pulitzer.
We test, either qualitatively or as a two-step quantitative evaluation, goodwill for impairment as of the first day of the fourth quarter of our fiscal year or when impairment indicators exist. The qualitative factors that we use to determine the likelihood of goodwill impairment, as well as to consider if an interim test is appropriate, include: (a) macroeconomic conditions, (b) industry and market considerations, (c) cost factors, (d) overall financial performance, (e) other relevant entity-specific events, (f) events affecting a reporting unit, (g) a sustained decrease in share price, or (h) other factors as appropriate. In the event we determine that we will bypass the qualitative impairment option or if we determine that a quantitative test is appropriate, the quantitative test includes valuations of each applicable underlying business using fair value techniques and market comparables which may include a discounted cash flow analysis or an independent appraisal. Significant estimates, some of which may be very subjective, considered in such a discounted cash flow analysis are future cash flow projections of the business, the discount rate, which estimates the risk-adjusted market based cost of capital, and other assumptions. The estimates and assumptions included in the two-step evaluation of the recoverability of goodwill involve significant uncertainty, and if our plans or anticipated results change, the impact on our financial statements could be significant.
No impairment of goodwill was recognized during Fiscal 2015, Fiscal 2014 or Fiscal 2013. Additionally, we do not believe that a 10% change in any of the significant assumptions utilized in testing our goodwill for impairment would have resulted in an impairment charge during any of those periods.
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
Valuation allowances, which total $4.6 million as of January 30, 2016, are analyzed periodically and adjusted as events occur or circumstances change that would indicate adjustments to the valuation allowances are appropriate. If we determine that we would be able to realize our deferred tax assets in the future in excess of their net recorded amount, we would reduce the deferred tax asset valuation allowance, which would reduce income tax expense. Such amounts could have a material impact on our consolidated statements of operations in the future if assumptions related to valuation allowances changed significantly. Additionally, the timing of recognition of a valuation allowance or any reversal of a valuation allowance requires a significant amount of judgment to assess all the positive and negative evidence, particularly when operating results in the respective jurisdiction have changed or are expected to change from losses to income or from income to losses. As realization of deferred tax assets and liabilities is dependent upon future taxable income in specific jurisdictions, changes in tax laws and rates and shifts in the amount of taxable income among state and foreign jurisdictions may have a significant impact on the amount of benefit ultimately realized for deferred tax assets and liabilities. We account for the effect of changes in tax laws or rates in the period of enactment.
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
As a global company, we are subject to income taxes in a number of domestic and foreign jurisdictions. Therefore, our income tax provision involves many uncertainties due to not only the timing differences of income for financial statement reporting and tax return reporting, but also the application of complex tax laws and regulations, which are subject to interpretation and management judgment. The use of different assumptions or a change in our assumptions related to book to tax timing differences, our determination of whether foreign investments or earnings are permanently reinvested, the ability to realize uncertain tax positions, the appropriateness of valuation allowances, a reduction in valuation allowances or other considerations, transfer pricing practices, the impact of our tax planning strategies and the jurisdictions or significance of earnings in future periods each could have a significant impact on our income tax rate. Additionally, factors impacting income taxes including changes in tax laws or interpretations, court case decisions, statute of limitation expirations or audit settlements could have a significant impact on our income tax rate. An increase in our consolidated income tax rate from 38.4% to 39.4% during Fiscal 2015 would have reduced net earnings by $0.9 million.
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
Fair Value Measurements
For many assets and liabilities the determination of fair value may not require the use of many assumptions or other estimates. However, in some cases the assumptions or inputs associated with the determination of fair value as of a measurement date may require the use of many assumptions and may be internally derived or otherwise unobservable. We utilize certain market-based and internally derived information and make assumptions about the information in determining the fair values of assets and liabilities acquired as part of a business combination, as well as in other circumstances, adjusting previously recorded assets and liabilities to fair value at each balance sheet date, including the fair value of any contingent consideration obligations and any lease loss obligations incurred, and assessing recognized assets for impairment, including intangible assets, goodwill and property and equipment.
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
In connection with recent acquisitions, we have a history of entering into contingent consideration arrangements to compensate the sellers if certain targets are achieved. For a contingent consideration arrangement, if any, as of the date of acquisition we must determine the fair value of the contingent consideration which would estimate the discounted fair value of any expected payments. Such valuation requires assumptions regarding anticipated cash flows, probabilities of cash flows, discount rates and other factors, each requiring a significant amount of judgment. Subsequent to the date of acquisition, we are required to periodically adjust the liability for the contingent consideration to reflect the fair value of the contingent consideration by reassessing any valuation assumptions as of the balance sheet date. Generally, absent any significant changes in assumptions related to the valuation or the probability of payment of the contingent consideration, the fair value of a contingent consideration liability would be expected to increase each period resulting from the passage of time at the applicable discount rate as the payment dates of the contingent consideration approaches.
Given the inherent subjectivity of assumptions related to a determination of the fair value of a contingent consideration liability, it is possible that other parties may make different assumptions that impact the contingent consideration valuation or that the timing of such assumptions could be very different. The use of different assumptions or a change in the timing of determining a change in assumptions used in such an assessment could result in a materially different amount recognized in a particular period as the change in fair value of contingent consideration recognized in consolidated financial statements.
From time to time, we may recognize certain obligations related to certain leased space associated with exiting retail or office space. In these cases, we must determine the net loss related to the space if the anticipated cash outflows for the space exceed the estimated cash inflows related to the space. While estimated cash outflows are generally known since there is an underlying lease, the estimated cash inflows for rent and other costs are often very subjective if there is not an in-place sub-lease agreement at that time since those amounts are dependent upon many factors including, but not limited to, whether a sub-lease tenant will be obtained, the time required to obtain the tenant as well as the rent payments and any tenant allowances agreed with the tenant as part of the future lease negotiations. Thus, the assumptions made by another party related to such leases could be different than the assumptions made by us. As of January 30, 2016, we have two amounts in non-current liabilities related to discontinued operations totaling $4.6 million related to retained leases associated with our former Ben Sherman operations. As we do not currently have a sub-lease tenant identified for one of the spaces, our estimate of the liability related to the lease could change significantly as we obtain better information in the future.
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
As of January 30, 2016, all of our $44.0 million of debt outstanding was subject to variable interest rates. Our U.S. Revolving Credit Agreement accrues interest based on variable interest rates while providing the necessary borrowing flexibility we require due to the seasonality of our business and our need to fund certain product purchases with trade letters of credit. During Fiscal 2015, our interest expense was $2.5 million. Based on the average amount of variable-rate debt outstanding in Fiscal 2015, a 100 basis point increase in interest rates would not have increased interest expense by a material amount in Fiscal 2015. To the extent that the amounts outstanding under our variable-rate lines of credit increase or decrease, our exposure to changes in interest rates would also change.
Foreign Currency Risk
To the extent that we have assets and liabilities, as well as operations, denominated in foreign currencies that are not hedged, we are subject to foreign currency transaction and translation gains and losses. As of January 30, 2016, our foreign currency exchange risk exposure primarily results from transactions of our businesses operating outside of the United States, which is primarily related to (1) our Asia-Pacific and Canadian Tommy Bahama operations purchasing goods in United States dollars or other currencies which are not the functional currency of the business and (2) certain other transactions, including intercompany transactions.
Less than 5% of our net sales in Fiscal 2015 were denominated in currencies other than the United States dollar, while substantially all of our inventory purchases, including goods for operations in the Asia-Pacific region, from contract manufacturers throughout the world are denominated in United States dollars. Purchase prices for our products may be impacted by fluctuations in the exchange rate between the United States dollar and the local currencies of the contract manufacturers, which may have the effect of increasing our cost of goods sold in the future even though our inventory is purchased on a United States dollar arrangement. Additionally, to the extent that the exchange rate between the United States dollar and the currency that the inventory will be sold in (e.g. the Canadian dollar, Australian dollar or Japanese Yen) changes, the gross margins of those businesses could be impacted significantly, particularly if we are not able to increase sales prices to our customers.
As of January 30, 2016, we were not a party to any foreign currency forward exchange contracts; however, from time to time we entered into short-term foreign currency forward exchange contracts in the ordinary course of business to hedge against changes in foreign currency exchange rates related to our former Ben Sherman business. Due to the limited magnitude and the uncertainty about timing of cash flows provided by or used in the Tommy Bahama operations in the Asia-Pacific region and Canada, we have not historically entered into forward foreign currency exchange contract for these operations. However, we anticipate that our exposure to foreign currency changes in Tommy Bahama could increase, and it may be appropriate in the future to enter into hedging arrangements for these operations. We anticipate that in the future we may have exposure to foreign currency changes for currencies to which we currently do not have any exposure. The extent of our exposure will be dependent upon the timing of when and to what magnitude we expand in international markets. At this time, we do not anticipate that the impact of foreign currency changes on Tommy Bahama's international operations would have a material impact on Tommy Bahama's operating income or our consolidated net earnings in Fiscal 2016 given the proportion of Tommy Bahama's operations in international markets.
In addition to foreign currency risks related to specific transactions listed above, we also have foreign currency exposure risk associated with translating the financial statements of our foreign operations with a functional currency other than the United States dollar into United States dollars for financial reporting purposes. A strengthening United States dollar could result in lower levels of sales and earnings in our consolidated statements of operations in future periods although the sales and earnings in foreign currencies could be equal to or greater than amounts as previously reported. Alternatively, if foreign operations have operating losses, then a strengthening United States dollar could result in lower losses although the losses in foreign currencies could be equal to or greater than amounts as previously reported.
We view our foreign investments as long-term and we generally do not hedge such foreign investments. Also, we do not hold or issue any derivative financial instruments related to foreign currency exposure for speculative purposes.
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

Item 8.    Financial Statements and Supplementary Data

OXFORD INDUSTRIES, INC. CONSOLIDATED BALANCE SHEETS ($ in thousands, except par amounts)

	January 30, 2016	January 31, 2015
ASSETS
Current Assets
Cash and cash equivalents	$6,323	$5,281
Receivables, net	59,065	64,587
Inventories, net	129,136	120,613
Prepaid expenses	22,272	19,941
Assets related to discontinued operations, net	—	48,123
Total Current Assets	$216,796	$258,545
Property and equipment, net	184,094	146,039
Intangible assets, net	143,738	146,134
Goodwill	17,223	17,296
Other non-current assets, net	20,839	22,646
Assets related to discontinued operations, net	—	31,747
Total Assets	$582,690	$622,407
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable	$68,306	$72,785
Accrued compensation	30,063	27,075
Income tax payable	1,470	5,282
Other accrued expenses and liabilities	26,666	24,921
Contingent consideration	—	12,500
Liabilities related to discontinued operations	2,394	17,379
Total Current Liabilities	$128,899	$159,942
Long-term debt	43,975	104,842
Other non-current liabilities	67,188	56,286
Deferred taxes	3,657	5,161
Liabilities related to discontinued operations	4,571	5,571
Commitments and contingencies
Shareholders' Equity
Common stock, $1.00 par value per share	16,601	16,478
Additional paid-in capital	125,477	119,052
Retained earnings	199,151	185,229
Accumulated other comprehensive loss	(6,829)	(30,154)
Total Shareholders' Equity	$334,400	$290,605
Total Liabilities and Shareholders' Equity	$582,690	$622,407
   See accompanying notes.

OXFORD INDUSTRIES, INC. CONSOLIDATED STATEMENTS OF OPERATIONS ($ in thousands, except per share amounts)

	Fiscal 2015	Fiscal 2014	Fiscal 2013
Net sales	$969,290	$920,325	$849,879
Cost of goods sold	411,185	402,376	368,399
Gross profit	$558,105	$517,949	$481,480
SG&A	475,031	439,069	399,104
Royalties and other operating income	14,440	13,939	13,936
Operating income	$97,514	$92,819	$96,312
Interest expense, net	2,458	3,236	3,940
Earnings from continuing operations before income taxes	$95,056	$89,583	$92,372
Income taxes	36,519	35,786	36,944
Net earnings from continuing operations	$58,537	$53,797	$55,428
Loss from discontinued operations, net of taxes	(27,975)	(8,039)	(10,137)
Net earnings	$30,562	$45,758	$45,291

Net earnings from continuing operations per share:
Basic	3.56	3.27	3.37
Diluted	3.54	3.27	3.36
Earnings (loss) from discontinued operations, net of taxes, per share:
Basic	(1.70)	(0.49)	(0.62)
Diluted	(1.69)	(0.49)	(0.62)
Net earnings per share:
Basic	1.86	2.79	2.75
Diluted	1.85	2.78	2.75
Weighted average shares outstanding:
Basic	16,456	16,429	16,450
Diluted	16,559	16,471	16,482
Dividends declared per share	$1.00	$0.84	$0.72
   See accompanying notes.

OXFORD INDUSTRIES, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME ($ in thousands)

	Fiscal 2015	Fiscal 2014	Fiscal 2013
Net earnings	$30,562	$45,758	$45,291
Other comprehensive income, net of taxes:
Foreign currency translation adjustment	24,071	(7,617)	703
Net (loss) gain on cash flow hedges	(746)	1,081	264
Total other comprehensive income (loss), net of taxes	$23,325	$(6,536)	$967
Comprehensive income	$53,887	$39,222	$46,258
   See accompanying notes.

OXFORD INDUSTRIES, INC. CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY ($ in thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
February 2, 2013	$16,595	$104,891	$132,944	$(24,585)	$229,845
Net earnings and other comprehensive income	—	—	45,291	967	46,258
Shares issued under equity plans, including excess tax benefits of $6.1 million	44	7,471	—	—	7,515
Compensation expense for equity awards	—	1,659	—	—	1,659
Repurchase of common stock	(223)	—	(12,976)	—	(13,199)
Cash dividends declared and paid	—	—	(11,915)	—	(11,915)
February 1, 2014	$16,416	$114,021	$153,344	$(23,618)	$260,163
Net earnings and other comprehensive loss	—	—	45,758	(6,536)	39,222
Shares issued under equity plans, including excess tax benefits of $0.1 million	62	928	—	—	990
Compensation expense for equity awards	—	4,103	—	—	4,103
Cash dividends declared and paid	—	—	(13,873)	—	(13,873)
January 31, 2015	$16,478	$119,052	$185,229	$(30,154)	$290,605
Net earnings and other comprehensive income	—	—	30,562	23,325	53,887
Shares issued under equity plans, including excess tax benefits of $0.1 million	123	1,184	—	—	1,307
Compensation expense for equity awards	—	5,241	—	—	5,241
Cash dividends declared and paid	—	—	(16,640)	—	(16,640)
January 30, 2016	$16,601	$125,477	$199,151	$(6,829)	$334,400
   See accompanying notes.

OXFORD INDUSTRIES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS ($ in thousands)

	Fiscal 2015	Fiscal 2014	Fiscal 2013
Cash Flows From Operating Activities:
Net earnings	$30,562	$45,758	$45,291
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation	34,476	35,165	31,677
Amortization of intangible assets	1,951	2,481	2,225
Equity compensation expense	5,241	4,103	1,659
Change in fair value of contingent consideration	—	275	275
Amortization of deferred financing costs	385	385	443
Loss on sale of discontinued operations	20,517	—	—
Gain on sale of property and equipment	(853)	—	(1,611)
Deferred income taxes	(361)	(3,217)	674
Excess tax benefits related to equity-based compensation	—	—	(6,086)
Changes in working capital, net of acquisitions and dispositions, if any:
Receivables, net	11,371	(5,672)	(11,917)
Inventories, net	(8,058)	(7,101)	(29,488)
Prepaid expenses	(2,641)	(1,646)	(3,068)
Current liabilities	(553)	18,314	16,821
Other non-current assets, net	1,819	37	(1,031)
Other non-current liabilities	11,517	6,527	6,870
Cash provided by operating activities	$105,373	$95,409	$52,734
Cash Flows From Investing Activities:
Acquisitions, net of cash acquired	—	—	(17,888)
Purchases of property and equipment	(73,082)	(50,355)	(43,372)
Proceeds from sale of discontinued operations	59,336	—	—
Other investing activities	(200)	—	2,130
Cash used in investing activities	$(13,946)	$(50,355)	$(59,130)
Cash Flows From Financing Activities:
Repayment of revolving credit arrangements	(345,485)	(352,784)	(329,695)
Proceeds from revolving credit arrangements	281,852	320,548	354,649
Deferred financing costs paid	—	—	(401)
Payment of contingent consideration amounts earned	(12,500)	(2,500)	—
Proceeds from issuance of common stock, including excess tax benefits	1,307	990	7,499
Repurchase of stock awards for employee tax withholding liabilities	—	—	(13,199)
Cash dividends declared and paid	(16,640)	(13,873)	(11,915)
Cash (used in) provided by financing activities	$(91,466)	$(47,619)	$6,938
Net change in cash and cash equivalents	$(39)	$(2,565)	$542
Effect of foreign currency translation on cash and cash equivalents	1,081	(637)	424
Cash and cash equivalents at the beginning of year	5,281	8,483	7,517
Cash and cash equivalents at the end of year	$6,323	$5,281	$8,483
Supplemental disclosure of cash flow information:
Cash paid for interest, net	$2,301	$3,297	$3,826
Cash paid for income taxes	$35,369	$41,806	$18,158
   See accompanying notes.

OXFORD INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 30, 2016

Note 1. Summary of Significant Accounting Policies
Principal Business Activity
We are a global apparel company that designs, sources, markets and distributes products bearing the trademarks of our owned Tommy Bahama® and Lilly Pulitzer® lifestyle brands as well as certain licensed and private label apparel products. We distribute our owned lifestyle branded products through our direct to consumer channel, consisting of our retail stores and e-commerce sites, and our wholesale distribution channel, which includes better department stores and specialty stores. Additionally, we operate Tommy Bahama restaurants, generally adjacent to selected Tommy Bahama retail stores. Our branded and private label apparel products of Lanier Apparel are distributed through department stores, national chains, warehouse clubs, specialty stores, specialty catalogs and Internet retailers. Originally founded in 1942, we have underwent a transformation as we migrated from our historical domestic manufacturing roots towards a focus on designing, sourcing, marketing and distributing branded apparel products bearing prominent trademarks owned by us.
Unless otherwise indicated, all references to assets, liabilities, revenues and expenses in our consolidated financial statements reflect continuing operations and exclude any amounts related to the discontinued operations of our former Ben Sherman operating group, as discussed in Note 12. All amounts included in our prior year consolidated balances sheets, consolidated statements of operations and footnotes have been restated to classify amounts associated with our discontinued operations to conform to the current year presentation.
Fiscal Year
Our fiscal year ends on the Saturday closest to January 31 and will, in each case, begin at the beginning of the day next following the last day of the preceding fiscal year. As used in our consolidated financial statements, the terms Fiscal 2013, Fiscal 2014, Fiscal 2015 and Fiscal 2016 reflect the 52 weeks ended February 1, 2014; 52 weeks ended January 31, 2015; 52 weeks ended January 30, 2016; and 52 weeks ending January 28, 2017, respectively.
Principles of Consolidation
Our consolidated financial statements include the accounts of Oxford Industries, Inc. and any other entities in which we have a controlling financial interest, including our wholly-owned domestic and foreign subsidiaries, or variable interest entities for which we are the primary beneficiary, if any. Generally, we consolidate businesses that we control through ownership of a majority voting interest. However, there are situations in which consolidation is required even though the usual condition of consolidation (ownership of a majority voting interest) does not apply. In determining whether a controlling financial interest exists, we consider ownership of voting interests, as well as other rights of the investors which might indicate which investor is the primary beneficiary. The primary beneficiary has both the power to direct the activities of the entity that most significantly impact the entity's economic performance and the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the entity. The results of operations of acquired businesses are included in our consolidated statements of operations from the respective dates of the acquisitions.
We account for investments in which we exercise significant influence, but do not control via voting rights and were determined to not be the primary beneficiary, using the equity method of accounting. Under the equity method of accounting, original investments are recorded at cost, and are subsequently adjusted for our contributions to, distributions from and share of income or losses of the entity. Our investments accounted for using the equity method of accounting are included in other non-current assets in our consolidated balance sheets, while the income or loss related to our investments accounted for using the equity method of accounting is included in royalties and other operating income in our consolidated statements of operations.
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
Transaction costs related to business combinations, which are not included in the purchase price amount paid to the seller disclosed above, are included in SG&A in our consolidated statements of operations as incurred.
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
In the normal course of business, in addition to extension of typical credit terms, we offer certain discounts or allowances to our wholesale customers. Wholesale operations' sales are recorded net of such discounts and allowances, as well as advertising support not specifically relating to the reimbursement for actual advertising expenses by our customers, operational chargebacks and provisions for estimated returns. As certain allowances and other deductions are not finalized until the end of a season, program or other event which may not have occurred yet, we estimate such discounts and allowances on an ongoing basis. Significant considerations in determining our estimates for discounts, allowances, operational chargebacks and returns for wholesale customers may include historical and current trends, agreements with customers, projected seasonal results, an evaluation of current economic conditions, specific program or product expectations and retailer performance. We record the discounts, returns and allowances as a reduction to net sales in our consolidated statements of operations and a reduction to receivables, net in our consolidated balance sheets. As of January 30, 2016 and January 31, 2015, reserve balances related to these items were $8.4 million and $8.3 million, respectively.
In circumstances where we become aware of a specific wholesale customer's inability to meet its financial obligations, a specific reserve for bad debts is taken as a reduction to accounts receivable to reduce the net recognized receivable to the amount reasonably expected to be collected. Such amounts are written off at the time that the amounts are not considered collectible. For all other wholesale customers, we recognize estimated reserves for bad debts based on our historical collection experience, the financial condition of our customers, an evaluation of current economic conditions and anticipated trends, each of which is subjective and requires certain assumptions. We include such charges and write-offs in SG&A in our consolidated statements of operations and a reduction to receivables, net in our consolidated balance sheets. As of January 30, 2016 and January 31, 2015, bad debt reserve balances were $0.5 million and $0.6 million, respectively.
Gift cards and merchandise credits issued by us are recorded as a liability until they are redeemed, at which point revenue is recognized. We recognize breakage income for gift cards and merchandise credits, subject to applicable laws in certain states, using the redemption recognition method or in some cases when we determine that the likelihood of the gift cards and merchandise credits being redeemed is remote. Deferred revenue for gift cards purchased by consumers and merchandise

OXFORD INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 1. Summary of Significant Accounting Policies (Continued)

credits received by customers but not yet redeemed, less any breakage income recognized to date, is included in other accrued expenses and liabilities in our consolidated balance sheets and totaled $8.5 million and $7.2 million as of January 30, 2016 and January 31, 2015, respectively. Gift card breakage, which was not material in any period presented, is included in net sales in our consolidated statements of operations.
Royalties from the license of our owned brands, which are generally based on the greater of a percentage of the licensee's actual net sales or a contractually determined minimum royalty amount, are recorded based upon the guaranteed minimum levels and adjusted as sales data, or estimates thereof, is received from licensees. In some cases, we may receive initial payments for the grant of license rights, which are recognized as revenue over the term of the license agreement. Royalty income was $14.2 million, $13.7 million and $11.7 million during Fiscal 2015, Fiscal 2014 and Fiscal 2013, respectively, and is included in royalties and other operating income in our consolidated statements of operations.
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
Distribution network costs, including shipping and handling, are included as a component of SG&A. We consider distribution network costs to be the costs associated with operating our distribution centers, as well as the costs paid to third parties who perform those services for us. In Fiscal 2015, Fiscal 2014 and Fiscal 2013, distribution network costs, including shipping and handling, included in SG&A totaled $21.6 million, $19.8 million and $17.7 million, respectively. We generally classify amounts billed to customers for shipping and handling fees in net sales, and classify costs related to direct to consumer customers in cost of goods sold and costs related to wholesale customers in SG&A in our consolidated statements of operations.
All costs associated with advertising, promoting and marketing of our products are expensed during the period when the advertisement first shows. Costs associated with cooperative advertising programs under which we agree to make general contributions to our wholesale customers' advertising and promotional funds are generally recorded as a reduction to net sales as recognized. If we negotiate an advertising plan and share in the cost for an advertising plan that is for specific ads run for products purchased by the customer from us, and the customer is required to provide proof that the advertisement was run, such costs are generally recognized as SG&A. Advertising, promotions and marketing expenses included in SG&A for Fiscal 2015, Fiscal 2014 and Fiscal 2013 were $34.5 million, $32.2 million and $29.0 million, respectively. Prepaid advertising, promotions and marketing expenses included in prepaid expenses in our consolidated balance sheets as of January 30, 2016 and January 31, 2015 were $2.5 million and $1.9 million, respectively.
Royalties related to our license of third party brands, which are generally based on the greater of a percentage of our actual net sales for the brand or a contractually determined minimum royalty amount, are recorded based upon the guaranteed minimum levels and adjusted based on net sales of the branded products, as appropriate. In some cases, we may be required to make certain up-front payments for the license rights, which are deferred and recognized as royalty expense over the term of the license agreement. Royalty expenses recognized as SG&A in Fiscal 2015, Fiscal 2014 and Fiscal 2013 were $4.6 million, $5.3 million and $5.0 million, respectively.
Cash and Cash Equivalents

OXFORD INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 1. Summary of Significant Accounting Policies (Continued)

We consider cash equivalents to be short-term investments with original maturities of three months or less for purposes of our consolidated statements of cash flows.
Supplemental Disclosure of Non-cash Investing and Financing Activities
During Fiscal 2015, the remaining $12.5 million of contingent consideration payable associated with the Lilly Pulitzer contingent consideration agreement was paid. During Fiscal 2014, $2.5 million of contingent consideration was paid with no payment in Fiscal 2013. Amounts paid pursuant to this contingent consideration arrangement are reflected in payment of contingent consideration earned in our consolidated statements of cash flows and discussed in more detail below.
Inventories, net
Substantially all of our inventories are finished goods inventories of apparel, footwear, accessories and related products. Inventories are valued at the lower of cost or market.
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
For consolidated financial reporting, as of January 30, 2016 and January 31, 2015, $120.9 million, or 94%, and $114.4 million, or 95%, of our inventories were valued at the lower of LIFO cost or market after deducting our LIFO reserve. The remaining $8.3 million and $6.2 million of our inventories were valued at the lower of FIFO cost or market as of January 30, 2016 and January 31, 2015, respectively. Generally, inventories of our domestic operations are valued at the lower of LIFO cost or market, and our inventories of our international operations are valued at the lower of FIFO cost or market. LIFO reserves are based on the Producer Price Index as published by the United States Department of Labor. We write down inventories valued at the lower of LIFO cost or market when LIFO cost exceeds market value. We deem LIFO accounting adjustments to not only include changes in the LIFO reserve, but also changes in markdown reserves which are considered in LIFO accounting. As our LIFO inventory pool does not correspond to our operating group definitions, LIFO inventory accounting adjustments are not allocated to the respective operating groups. Thus, the impact of accounting for inventories on the LIFO method is reflected in Corporate and Other for operating group reporting purposes included in Note 2.
There were no material LIFO inventory liquidations in Fiscal 2015, Fiscal 2014 or Fiscal 2013. As of January 30, 2016 and January 31, 2015, the LIFO reserves included in our consolidated balance sheets were $59.4 million and $58.6 million, respectively.
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
Property and equipment is reviewed periodically for impairment if events or changes in circumstances indicate that the carrying amount may not be recoverable. Events that would typically result in such an assessment would include a change in the estimated useful life of the assets, including a change in our plans of the anticipated period of operating a leased retail store or restaurant location, the discontinued use of an asset and other factors. This review includes the evaluation of any under-performing stores and assessing the recoverability of the carrying value of the assets related to the store. We calculate the fair value of long-lived assets using the age-life method. If the estimated fair value is less than the carrying amount of the asset, an asset is determined to be impaired and a loss is recorded for the amount by which the carrying value of the asset exceeds its fair value.
Substantially all of our depreciation expense is included in SG&A in our consolidated statements of operations, with the only depreciation included elsewhere within our consolidated statements of operations being depreciation associated with our manufacturing, sourcing and procurement processes, which is included in cost of goods sold. No material impairment of fixed assets was recognized in any period presented. Depreciation by operating group in Note 2 and in our consolidated statements of cash flows includes any fixed asset impairment charges.
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
Any costs associated with extending or renewing recognized intangible assets are generally expensed as incurred.
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
We test, either qualitatively or as a two-step quantitative evaluation, goodwill for impairment as of the first day of the fourth quarter of our fiscal year or when impairment indicators exist. The qualitative factors that we use to determine the likelihood of goodwill impairment, as well as to determine if an interim test is appropriate, include: (a) macroeconomic conditions, (b) industry and market considerations, (c) cost factors, (d) overall financial performance, (e) other relevant entity-specific events, (f) events affecting a reporting unit, (g) a sustained decrease in share price, or (h) other factors as appropriate. In the event we determine that we will bypass the qualitative impairment option or if we determine that a quantitative test is appropriate, the quantitative test includes valuations of each applicable underlying business using fair value techniques and market comparables, which may include a discounted cash flow analysis or an independent appraisal. Significant estimates, some of which may be very subjective, considered in such a discounted cash flow analysis are future cash flow projections of the business, the discount rate, which estimates the risk-adjusted market based cost of capital, and other assumptions. The estimates and assumptions included in the two-step evaluation of the recoverability of goodwill involve significant uncertainty, and if our plans or anticipated results change, the impact on our financial statements could be significant.
If an annual or interim analysis indicates an impairment of goodwill balances, the impairment is recognized in our consolidated financial statements. No impairment of goodwill was recognized during any period presented. As of January 30, 2016, all the goodwill included in our consolidated balance sheet is deductible for tax purposes.
Prepaid Expenses and Other Non-Current Assets, net
Amounts included in prepaid expenses primarily consist of prepaid operating expenses, including rent, advertising, samples, taxes, maintenance contracts, insurance, retail supplies, advertising and royalties. Other non-current assets primarily consist of assets set aside for potential deferred compensation liabilities related to our deferred compensation plan as discussed below, assets related to certain investments in officers' life insurance policies, security deposits, investments in unconsolidated entities and deferred financing costs related to our revolving credit agreement.
Officers' life insurance policies that are owned by us, which are included in other non-current assets, net, are recorded at their cash surrender value, less any outstanding loans associated with the life insurance policies that are payable to the life insurance company with which the policy is outstanding. As of January 30, 2016 and January 31, 2015, the officers' life insurance policies, net, recorded in our consolidated balance sheets totaled $4.9 million and $5.1 million, respectively.
Deferred financing costs for our revolving credit agreements are included in other non-current assets, net, while deferred financing costs for any debt other than revolving credit agreements, if any, are included as a reduction to the respective debt amount in our consolidated financial statements. Deferred financing costs are amortized on a straight-line basis, which approximates the effective interest method over the life of the related debt. Amortization expense for deferred financing costs, which is included in interest expense in our consolidated statements of operations, was $0.4 million, $0.4 million and $0.4 million during Fiscal 2015, Fiscal 2014 and Fiscal 2013, respectively. Unamortized deferred financing costs included in other non-current assets, net totaled $1.1 million and $1.5 million at January 30, 2016 and January 31, 2015, respectively.

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
The total value of the assets set aside for potential deferred compensation liabilities, which are included in other non-current assets, net, as of January 30, 2016 and January 31, 2015 was $9.6 million and $12.0 million, respectively, substantially all of which are held in a rabbi trust. The liabilities associated with the non-qualified deferred compensation plan are included in other non-current liabilities in our consolidated balance sheets and totaled $10.6 million and $11.3 million at January 30, 2016 and January 31, 2015, respectively.
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
Contingent Consideration
In connection with acquisitions, we may enter into contingent consideration arrangements, which provide for the payment of additional purchase consideration to the sellers if certain performance criteria are achieved during a specified period. Pursuant to the guidance related to the purchase method of accounting, we must recognize the fair value of the contingent consideration based on its estimated fair value at the date of acquisition. Such valuation requires assumptions regarding anticipated cash flows, probabilities of cash flows, discount rates and other factors. Each of these assumptions may involve a significant amount of uncertainty. Subsequent to the date of acquisition, we must periodically adjust the liability for the contingent consideration to reflect the fair value of the contingent consideration by reassessing our valuation assumptions as of that date. Absent any other changes to assumptions included in our valuation of the contingent consideration, we expect as time passes that the fair value of the contingent consideration would increase due to the passage of time as we approach the payment dates. Additionally, a change in assumptions related to the contingent consideration could have a material impact on our consolidated financial statements. Any change in the fair value of the contingent consideration is recognized in SG&A in our consolidated statements of operations.
As part of our acquisition of the Lilly Pulitzer brand and operations on December 21, 2010, we entered into a contingent consideration arrangement whereby we would be obligated to pay up to $20 million in cash in the aggregate, over the four years following the closing of the acquisition, based on Lilly Pulitzer's achievement of certain earnings targets. As a result of Lilly Pulitzer exceeding the earnings targets specified in the contingent consideration agreement, the maximum $20 million amount

OXFORD INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 1. Summary of Significant Accounting Policies (Continued)

was earned in full. A summary of the fair value of the contingent consideration liability, including current and non-current amounts, is as follows (in thousands):

	Fiscal 2015	Fiscal 2014	Fiscal 2013
Balance at beginning of year	$12,500	$14,725	$14,450
Change in fair value of contingent consideration	—	275	275
Contingent consideration payments made to sellers during the year	(12,500)	(2,500)	—
Balance at end of year	$—	$12,500	$14,725
Other Non-current Liabilities
Amounts included in other non-current liabilities primarily consist of deferred rent related to our operating lease agreements as discussed below and deferred compensation as discussed above.
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
When a non-cancelable operating lease includes any fixed escalation clauses, lease incentives for rent holidays and/or landlord build-out-related allowances, rent expense is generally recognized on a straight-line basis over the initial term of the lease from the date that we take possession of the space and does not assume that any termination options included in the lease will be exercised. The amount by which rents payable under the lease differs from the amount recognized on a straight-line basis is recorded in other non-current liabilities in our consolidated balance sheets. Deferred rent as of January 30, 2016 and January 31, 2015 was $54.6 million and $42.7 million, respectively. Contingent rents, including those based on a percentage of retail sales over stated levels, and rental payment increases based on a contingent future event are recognized as the expense is incurred.
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
Foreign Currency Transactions and Translation
We are exposed to foreign currency exchange risk when we generate net sales or incur expenses in currencies other than the functional currency of the respective operations. We have determined that the functional currency for substantially all of our operations is the respective local currency. The resulting assets and liabilities denominated in amounts other than the respective functional currency are re-measured into the respective functional currency at the rate of exchange in effect on the balance sheet date, and income and expenses are re-measured at the average rates of exchange prevailing during the relevant period. The impact of any such re-measurement is recognized in our consolidated statements of operations in that period. Net gains (losses) related to foreign currency transactions recognized in Fiscal 2015, Fiscal 2014 and Fiscal 2013 were not material to our consolidated financial statements.
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

OXFORD INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 1. Summary of Significant Accounting Policies (Continued)

Derivative Financial Instruments
Derivative financial instruments, if any, are measured at their fair values in our consolidated balance sheets. Fair values of any derivative financial instruments are determined by us based on dealer quotes, which may be based on a variety of factors including observable and unobservable inputs. Unrealized gains and losses are recognized as prepaid expenses or accrued expenses, respectively. The accounting for changes in the fair value of derivative instruments depends on whether the derivative has been designated and qualifies for hedge accounting. The criteria used to determine if a derivative financial instrument qualifies for hedge accounting treatment are whether an appropriate hedging instrument has been identified and designated to reduce a specific exposure and whether there is a high correlation between changes in the fair value of the hedging instrument and the identified exposure based on the nature of the hedging relationship. Based on the nature of the hedging relationship, a qualifying derivative is designated for accounting purposes as a fair value hedge, a cash flow hedge or a hedge of a net investment in a foreign business.
We may formally document hedging instruments and hedging relationships at the inception of each contract. Further, we assess both at the inception of a contract and on an ongoing basis whether the hedging instrument is effective in offsetting the risk of the hedged transaction. For any derivative financial instrument that is designated and qualifies for hedge accounting treatment and has not been settled as of period-end, the unrealized gains (losses) on the outstanding derivative financial instrument is recognized, to the extent the hedge relationship has been effective, as a component of comprehensive income in our consolidated statements of comprehensive income and accumulated other comprehensive income (loss) in our consolidated balance sheets. For any financial instrument that is not designated as a hedge for accounting purposes, or for any ineffective portion of a hedge, the unrealized gains (losses) on the outstanding derivative financial instrument is included in net earnings. Cash flows related to hedging transactions are classified in our consolidated statements of cash flows and consolidated statements of operations in the same category as the items being hedged. We do not use derivative financial instruments for trading or speculative purposes.
Foreign Currency Risk Management
As of January 30, 2016, our foreign currency exchange risk exposure primarily results from our businesses operating outside of the United States, which are primarily related to (1) our Asia-Pacific and Canadian Tommy Bahama operations purchasing goods in United States dollars or other currencies which are not the functional currencies of the businesses and (2) certain other transactions, including intercompany transactions. We may enter into short-term forward foreign currency exchange contracts in the ordinary course of business to mitigate a portion of the risk associated with foreign currency exchange rate fluctuations related to purchases of inventory or selling goods in currencies other than the functional currencies by certain of our foreign operations. Due to the limited magnitude and the uncertainty about timing of cash flows provided by or used in the Tommy Bahama operations in the Asia-Pacific region and Canada, we have not historically entered into forward foreign currency exchange contracts for these international operations. As of January 30, 2016, we were not a party to any forward foreign currency exchange contracts; however, prior to our disposal of Ben Sherman in Fiscal 2015, we were a party to certain forward foreign currency exchange contracts.
Interest Rate Risk Management
As of January 30, 2016, we are exposed to market risk from changes in interest rates on our variable-rate indebtedness of our U.S. Revolving Credit Agreement. We may attempt to limit the impact of interest rate changes on earnings and cash flow, primarily through a mix of variable-rate and fixed-rate debt, although at times all of our debt may be either variable-rate or fixed-rate. At times we may enter into interest rate swap arrangements related to certain of our variable-rate debt in order to fix the interest rate if we determine that our exposure to interest rate changes is higher than optimal. Our assessment also considers our need for flexibility in our borrowing arrangements resulting from the seasonality of our business, anticipated future cash flows and our expectations about the risk of future interest rate changes, among other factors. We continuously monitor interest rates to consider the sources and terms of our borrowing facilities in order to determine whether we have achieved our interest rate management objectives.
In order to mitigate our exposure to changes in interest rates, we entered into an interest rate swap agreement under which we swapped the interest rate on certain of our variable-rate borrowings ranging from $25 million to $45 million during the period from August 2013 until March 2015 for a fixed-rate interest charge equal to 0.42% plus the applicable margin, as specified in our U.S. Revolving Credit Agreement. As of January 30, 2016, we do not have any interest rate swap agreements.

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

Our financial instruments consist primarily of our cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, fair value of contingent consideration and debt. Given their short-term nature, the carrying amounts of cash and cash equivalents, receivables, accounts payable and accrued expenses generally approximate their fair values. Additionally, we believe the carrying amounts of our variable-rate borrowings approximate fair value. In the event we had any foreign currency forward contracts or interest rate swaps outstanding we anticipate that such fair value amounts would require Level 2 inputs, while the valuation of contingent consideration requires Level 3 inputs. Additionally, we have determined that our property and equipment, intangible assets and goodwill, for which the book values are disclosed in Notes 3 and 4, are non-financial assets measured at fair value on a non-recurring basis. We have determined that our approaches for determining fair values for each of these assets generally are based on Level 3 inputs.
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
Comprehensive Income and Accumulated Other Comprehensive Loss
Comprehensive income (loss) consists of net earnings and specified components of other comprehensive income (loss). Other comprehensive income includes changes in assets and liabilities that are not included in net earnings pursuant to GAAP, such as foreign currency translation adjustments and the net unrealized gain (loss) associated with cash flow hedges which qualify for hedge accounting, if any. These amounts of other comprehensive income (loss) are deferred in accumulated other comprehensive income (loss), which is included in shareholders' equity in our consolidated balance sheets. Upon settlement of

OXFORD INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 1. Summary of Significant Accounting Policies (Continued)

the agreement, amounts related to foreign currency contracts are recognized as a part of the cost of inventory being hedged in our consolidated balance sheets and recognized in our consolidated statements of operations when the related inventory is sold.
Dividends
Dividends are accrued at the time declared by our Board of Directors and typically paid within the same fiscal quarter.
Concentration of Credit Risk and Significant Customers
We are exposed to concentrations of credit risk as a result of our accounts receivable balances, for which the total exposure is limited to the amount recognized in our consolidated balance sheets. We sell our merchandise to customers operating in a number of retail distribution channels in the United States and other countries. In our wholesale channel of distribution we often extend credit terms to our customers that satisfy defined credit criteria. We continuously monitor credit risk based on an evaluation of the customer's financial condition and credit history and generally require no collateral. Credit risk is impacted by conditions or occurrences within the economy and the retail industry and is principally dependent on each customer's financial condition. Additionally, a decision by the controlling owner of a group of stores or any significant customer to decrease the amount of merchandise purchased from us or to cease carrying our products could have an adverse effect on our results of operations in future periods. No individual customer represented greater than 10% of our consolidated net sales in Fiscal 2015, Fiscal 2014 or Fiscal 2013. As of January 30, 2016, one customer represented 14% and another customer represented 13% of our receivables included in our consolidated balance sheet.
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
We utilize a two-step approach for evaluating uncertain tax positions. Under the two-step method, recognition occurs when we conclude that a tax position, based solely on technical merits, is more-likely-than-not to be sustained upon examination. The second step, measurement, is only addressed if step one has been satisfied. The tax benefit recorded is measured as the largest amount of benefit determined on a cumulative probability basis that is more-likely-than-not to be realized upon ultimate settlement. Those tax positions failing to qualify for initial recognition are recognized in the first subsequent interim period they meet the more-likely-than-not threshold, or are resolved through negotiation or litigation with the relevant taxing authority or upon expiration of the statute of limitations. Alternatively, de-recognition of a tax position that was previously recognized occurs when we subsequently determine that a tax position no longer meets the more-likely-than-not threshold of being sustained. Interest and penalties associated with unrecognized tax positions are recorded within income tax

OXFORD INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 1. Summary of Significant Accounting Policies (Continued)

expense in our consolidated statements of operations. As of January 30, 2016 and January 31, 2015 and during Fiscal 2015, Fiscal 2014 and Fiscal 2013, we did not have any material unrecognized tax benefit amounts, including any related potential penalty or interest expense, or material changes in such amounts.
In the case of foreign subsidiaries there are certain exceptions to the requirement that deferred tax liabilities be recognized for the difference in the financial and tax bases of assets. When the financial basis of the investment in a foreign subsidiary, excluding undistributed earnings, exceeds the tax basis in such investment, the deferred liability is not recognized if management considers the investment to be essentially permanent in duration. Further, deferred tax liabilities are not required to be recognized for undistributed earnings of foreign subsidiaries when management considers those earnings to be permanently reinvested outside the United States. We consider substantially all of our investments in and undistributed earnings of our foreign subsidiaries to be permanently reinvested outside the United States as of January 30, 2016 and therefore have not recorded a deferred tax liability on these amounts in our consolidated financial statements.
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
We file income tax returns in the United States and various state, local and foreign jurisdictions. Our federal, state, local and foreign income tax returns filed for the years ended on or before January 28, 2012, with limited exceptions, are no longer subject to examination by tax authorities.
Earnings (Loss) Per Share
Basic net earnings from continuing operations, net earnings from discontinued operations and net earnings per share are calculated by dividing the respective earnings amount by the weighted average shares outstanding during the period. Shares repurchased are removed from the weighted average number of shares outstanding upon repurchase and delivery.
Diluted net earnings from continuing operations, net earnings from discontinued operations and net earnings per share are calculated similarly to the amounts above, except that the weighted average shares outstanding in the diluted calculations also includes the potential dilution using the treasury stock method that could occur if dilutive securities, including restricted share awards, options or other dilutive awards, were converted to shares. The treasury stock method assumes that shares are issued for any restricted share awards, options or other dilutive awards that are "in the money," and that we use the proceeds received to repurchase shares at the average market value of our shares for the respective period. For purposes of the treasury stock method, proceeds consist of cash to be paid, future compensation expense to be recognized and the amount of tax benefits, if any, which will be credited to additional paid-in capital assuming the conversion of the share-based awards.
Use of Estimates
The preparation of our consolidated financial statements in conformity with GAAP requires us to make certain estimates and assumptions that affect the amounts reported as assets, liabilities, revenues and expenses in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
Accounting Standards Adopted in Fiscal 2015
In February 2015, the FASB issued revised guidance which changes the guidance for evaluating whether to consolidate certain legal entities. Specifically, the amendments modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities. This guidance was adopted by us in Fiscal 2015 and did not have a material impact on our consolidated financial statements.
In April 2015 and August 2015, the FASB issued guidance which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability consistent with the presentation of debt discounts, however debt issuance costs related to revolving credit agreements may be presented in

OXFORD INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 1. Summary of Significant Accounting Policies (Continued)

the balance sheet as an asset. This guidance was adopted by us in Fiscal 2015 and did not have a material impact on our consolidated financial statements as there were no changes to the classification of our deferred financing costs in our consolidated balance sheets.
In November 2015, the FASB issued guidance related to the presentation of deferred income taxes. The guidance requires that deferred tax assets and liabilities are classified as non-current in a consolidated balance sheet. This guidance was adopted by us in Fiscal 2015 and resulted in a change in classification of $24 million of deferred tax amounts in our consolidated balance sheet as of January 31, 2015 from current deferred tax assets to non-current deferred tax liabilities, as amounts in our prior year consolidated balance were adjusted to conform to the presentation in the current period. The adoption did not have any impact on our financial position or net earnings.
Recently Issued Accounting Standards Applicable to Future Years
In May 2014, the FASB issued guidance which provides a single, comprehensive accounting model for revenue arising from contracts with customers. This guidance supersedes most of the existing revenue recognition guidance, including industry-specific guidance. Under this model, revenue is recognized at an amount that a company expects to be entitled to upon transferring control of goods or services to a customer, as opposed to when risks and rewards transfer to a customer. The new guidance also requires additional disclosures about the nature, timing and uncertainty of revenue and cash flow arising from customer contracts, including significant judgments and changes in judgments. Considering the one-year delay in the required adoption date for the guidance as issued in July 2015, the new guidance is effective for us beginning in our 2018 fiscal year, and may be applied retrospectively to all prior periods presented or through a cumulative adjustment to the opening retained earnings balance in the year of adoption. We are in the process of evaluating the impact of the new guidance on our consolidated financial statements.
In February 2016, the FASB issued a new accounting standard on leasing. The new standard will require companies to record most leased assets and liabilities on the balance sheet, and also proposes a dual model for recognizing expense. This guidance will be effective in the first quarter of 2019 with early adoption permitted. We are evaluating the impact that adopting this guidance will have on our consolidated financial statements.
Note 2. Operating Groups
Our business is primarily operated through our Tommy Bahama, Lilly Pulitzer and Lanier Apparel operating groups. We identify our operating groups based on the way our management organizes the components of our business for purposes of allocating resources and assessing performance. Our operating group structure reflects a brand-focused management approach, emphasizing operational coordination and resource allocation across each brand's direct to consumer, wholesale and licensing operations, as applicable.
Tommy Bahama and Lilly Pulitzer each design, source, market and distribute apparel and related products bearing their respective trademarks and also license their trademarks for other product categories, while Lanier Apparel designs, sources and distributes branded and private label men's tailored clothing, golf apparel and other products. Corporate and Other is a reconciling category for reporting purposes and includes our corporate offices, substantially all financing activities, elimination of inter-segment sales, LIFO inventory accounting adjustments, other costs that are not allocated to the operating groups and operations of our other businesses which are not included in our operating groups, including our Lyons, Georgia distribution center operations. LIFO inventory calculations are made on a legal entity basis which does not correspond to our operating group definitions; therefore, LIFO inventory accounting adjustments are not allocated to our operating groups.
In Fiscal 2015 as a result of certain organizational and management reporting changes, our Oxford Golf operations, which were previously included in Corporate and Other, are considered part of and included in our Lanier Apparel operating group. For all periods presented, Lanier Apparel includes the Oxford Golf operations, while amounts for Corporate and Other exclude the Oxford Golf operations as Fiscal 2014 and Fiscal 2013 amounts were restated to conform to presentation in the current period. The tables below present certain financial information (in thousands) about our operating groups, as well as Corporate and Other. Amounts for net sales, depreciation and amortization, purchases of property and equipment and operating income associated with our Ben Sherman operations, which were sold in the Second Quarter of Fiscal 2015, are classified as

OXFORD INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 2. Operating Groups (Continued)

discontinued operations in Note 12 and therefore excluded from the tables below.

	Fiscal 2015	Fiscal 2014	Fiscal 2013
Net sales
Tommy Bahama	$658,467	$627,498	$584,941
Lilly Pulitzer	204,626	167,736	137,943
Lanier Apparel	105,106	126,430	127,421
Corporate and Other	1,091	(1,339)	(426)
Total	$969,290	$920,325	$849,879
Depreciation and Amortization of Intangible Assets
Tommy Bahama	$28,103	$27,412	$24,806
Lilly Pulitzer	5,644	4,616	3,215
Lanier Apparel	456	350	347
Corporate and Other	1,557	2,186	2,380
Total	$35,760	$34,564	$30,748
Operating Income (Loss)
Tommy Bahama	$65,993	$71,132	$72,207
Lilly Pulitzer	42,525	32,190	25,951
Lanier Apparel	7,700	10,043	11,900
Corporate and Other	(18,704)	(20,546)	(13,746)
Total operating income	97,514	92,819	96,312
Interest expense, net	2,458	3,236	3,940
Earnings Before Income Taxes	$95,056	$89,583	$92,372

	Fiscal 2015	Fiscal 2014	Fiscal 2013
Purchases of Property and Equipment
Tommy Bahama	$54,490	$35,782	$30,810
Lilly Pulitzer	17,197	7,335	10,343
Lanier Apparel	206	1,740	30
Corporate and Other	529	1,208	1,052
Total	$72,422	$46,065	$42,235

	January 30, 2016	January 31, 2015
Total Assets
Tommy Bahama	$458,234	$420,083
Lilly Pulitzer	115,419	104,352
Lanier Apparel	35,451	41,455
Corporate and Other	(26,414)	(23,353)
Assets related to discontinued operations	—	79,870
Total	$582,690	$622,407
Net book value of our property and equipment, by geographic area is presented below (in thousands):

OXFORD INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 2. Operating Groups (Continued)

	January 30, 2016	January 31, 2015
United States	$178,390	$141,759
Other foreign (1)	5,704	4,280
Total	$184,094	$146,039
(1) The net book value of our property and equipment outside of the United States primarily relates to property and equipment associated with our Tommy Bahama operations in Canada, Australia and Japan.
Net sales recognized by geographic area is presented below (in thousands):

	Fiscal 2015	Fiscal 2014	Fiscal 2013
United States	$932,878	$885,271	$825,440
Other foreign (1)	36,412	35,054	24,439
Total	$969,290	$920,325	$849,879
(1) The net sales outside of the United States primarily relates to our Tommy Bahama international retail operations in Canada, Australia and Japan.
Note 3. Property and Equipment, Net
Property and equipment, carried at cost, is summarized as follows (in thousands):

	January 30, 2016	January 31, 2015
Land	$3,166	$1,594
Buildings and improvements	31,461	27,129
Furniture, fixtures, equipment and technology	167,230	149,452
Leasehold improvements	208,472	176,463
Subtotal	410,329	354,638
Less accumulated depreciation and amortization	(226,235)	(208,599)
Total property and equipment, net	$184,094	$146,039

Note 4. Intangible Assets and Goodwill
Intangible assets by category are summarized below (in thousands):

	January 30, 2016	January 31, 2015
Intangible assets with finite lives	$38,897	$39,756
Accumulated amortization	(33,359)	(31,822)
Total intangible assets with finite lives, net	5,538	7,934

Intangible assets with indefinite lives:
Trademarks	138,200	138,200
Total intangible assets, net	$143,738	$146,134

OXFORD INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 4. Intangible Assets and Goodwill (Continued)

The changes in carrying amount of intangible assets, by operating group and in total, for Fiscal 2015, Fiscal 2014 and Fiscal 2013 are as follows (in thousands):

	Tommy Bahama	Lilly Pulitzer	Total
Balance, February 2, 2013	$111,580	$29,639	$141,219
Acquisition of reacquired license rights	11,041	—	11,041
Amortization	(1,687)	(329)	(2,016)
Other, including foreign currency changes	(1,076)	—	(1,076)
Balance, February 1, 2014	119,858	29,310	149,168
Amortization	(2,004)	(278)	(2,282)
Other, including foreign currency changes	(752)	—	(752)
Balance, January 31, 2015	117,102	29,032	146,134
Amortization	(1,688)	(238)	(1,926)
Other, including foreign currency changes	(470)	—	(470)
Balance, January 30, 2016	$114,944	$28,794	$143,738
Based on the current estimated useful lives assigned to our intangible assets, amortization expense for each of the next five years is expected to be $1.7 million, $1.6 million, $1.6 million, $0.2 million and $0.2 million.
The changes in the carrying amount of goodwill by operating group and in total, for Fiscal 2015, Fiscal 2014 and Fiscal 2013 are as follows (in thousands):

	Tommy Bahama	Lilly Pulitzer	Total
Balance, February 2, 2013	$780	$16,495	$17,275
Acquisition	247	—	247
Other, including foreign currency changes	(123)	—	(123)
Balance, February 1, 2014	904	16,495	17,399
Other, including foreign currency changes	(103)	—	(103)
Balance, January 31, 2015	801	16,495	17,296
Other, including foreign currency changes	(73)	—	(73)
Balance, January 30, 2016	$728	$16,495	$17,223

Note 5. Debt
We had $44.0 million and $104.8 million of borrowings outstanding as of January 30, 2016 and January 31, 2015, respectively, under our $235 million U.S. Revolving Credit Agreement ("U.S. Revolving Credit Agreement"). The U.S. Revolving Credit Agreement generally (i) is limited to a borrowing base consisting of specified percentages of eligible categories of assets, (ii) accrues variable-rate interest (weighted average borrowing rate of 2.6% as of January 30, 2016), unused line fees and letter of credit fees based upon a pricing grid which is tied to average unused availability and/or utilization, (iii) requires periodic interest payments with principal due at maturity (November 2018) and (iv) is generally secured by a first priority security interest in the accounts receivable, inventory, general intangibles and eligible trademarks, investment property (including the equity interests of certain subsidiaries), deposit accounts, intercompany obligations, equipment, goods, documents, contracts, books and records and other personal property of Oxford Industries, Inc. and substantially all of its domestic subsidiaries.

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

when issued. As of January 30, 2016, $5.1 million of letters of credit were outstanding against our U.S. Revolving Credit Agreement. After considering these limitations and the amount of eligible assets in our borrowing base, as applicable, as of January 30, 2016, we had $185.9 million in unused availability under the U.S. Revolving Credit Agreement, subject to certain limitations on borrowings.
Covenants, Other Restrictions and Prepayment Penalties
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
We believe that the affirmative covenants, negative covenants, financial covenants and other restrictions under our U.S. Revolving Credit Agreement are customary for those included in similar facilities entered into at the time we entered into our agreement. During Fiscal 2015 and as of January 30, 2016, no financial covenant testing was required pursuant to our U.S. Revolving Credit Agreement as the minimum availability threshold was met at all times. As of January 30, 2016, we were compliant with all covenants related to our U.S. Revolving Credit Agreement.
Note 6. Commitments and Contingencies
We have operating lease agreements for retail space, restaurants, warehouses and sales and administrative offices as well as equipment with varying terms. Total rent expense, which includes minimum and contingent rent expense incurred under all leases was $82.6 million, $72.8 million and $66.0 million in Fiscal 2015, Fiscal 2014 and Fiscal 2013, respectively. Most leases provide for payments of real estate taxes, insurance and other operating expenses applicable to the property and most retail leases provide for contingent rent based on retail sales, which are included in total rent expense above. These payments for real estate taxes, insurance, other operating expenses and contingent percentage rent are included in rent expense above, but are generally not included in the aggregate minimum rental commitments below, as, in some cases, the amounts payable in future periods are not quantified in the lease agreement and are dependent on future events. The total amount of such charges included in total rent expense above were $22.1 million, $19.3 million and $16.7 million in Fiscal 2015, Fiscal 2014 and Fiscal 2013, respectively, which includes $1.0 million, $0.9 million and $0.6 million of contingent percentage rent during Fiscal 2015, Fiscal 2014 and Fiscal 2013, respectively.
As of January 30, 2016, the aggregate minimum base rental commitments for all non-cancelable operating real property leases with original terms in excess of one year are $64.0 million, $62.3 million, $55.7 million, $51.9 million, $50.0 million and $193.3 million for each of the next five years and thereafter.
As of January 30, 2016, we are also obligated under certain apparel license and design agreements to make future minimum royalty and advertising payments of $6.0 million, $4.7 million and $0.1 million for Fiscal 2016, Fiscal 2017 and Fiscal 2018, respectively, and none thereafter. These amounts do not include amounts, if any, that exceed the minimums required pursuant to the agreements.
During the 1990s, we discovered the presence of hazardous waste on one of our properties. We believe that remedial action will be required, including continued investigation, monitoring and treatment of groundwater and soil, although the timing of such remedial action is uncertain. As of January 30, 2016 and January 31, 2015, the reserve for the remediation of this site was $1.2 million and $1.3 million, respectively, which is included in other non-current liabilities in our consolidated

OXFORD INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 6. Commitments and Contingencies (Continued)

balance sheets. The amount recorded represents our estimate of the costs, on an undiscounted basis, to clean up the site, based on currently available information. This estimate may change in future periods as more information on the remediation activities required and timing of those activities become known. No material amounts related to this reserve were recorded in the statements of operations in Fiscal 2015, Fiscal 2014 or Fiscal 2013.
Note 7. Shareholders' Equity
Common Stock
We had 60 million shares of $1.00 par value per share common stock authorized for issuance as of January 30, 2016 and January 31, 2015. We had 16.6 million and 16.5 million shares of common stock issued and outstanding as of January 30, 2016 and January 31, 2015, respectively.
Long-Term Stock Incentive Plan
As of January 30, 2016, 1.1 million shares were available for issuance under our Long-Term Stock Incentive Plan (the "Long-Term Stock Incentive Plan"). The Long-Term Stock Incentive Plan allows us to grant equity-based awards to employees and non-employee directors in the form of stock options, stock appreciation rights, restricted shares and/or restricted share units. No additional grants are available under any predecessor plans.
Restricted share awards and restricted share unit awards granted to officers and other key employees generally vest three or four years from the date of grant if (1) the performance threshold, if any, was met and (2) the employee is still employed by us on the vesting date. At the time that restricted shares are issued, the shareholder may, subject to the terms of the respective agreement, be entitled to the same dividend and voting rights as other holders of our common stock unless the shares are forfeited. At the time that restricted share units are issued, the recipient may, subject to the terms of the respective agreement, earn non-forfeitable dividend equivalents equal to the dividend paid per share to holders of our common stock, but does not obtain voting rights associated with the restricted share units. The employee generally is restricted from transferring or selling any restricted shares or restricted share units, and generally forfeits the awards upon the termination of employment prior to the end of the vesting period. The specific provisions of the awards, including exercisability and term of the award, are evidenced by agreements with the employee as determined by our compensation committee or Board of Directors, as applicable.
The table below summarizes the restricted share award activity for officers and other key employees (in shares) during Fiscal 2015, Fiscal 2014, and Fiscal 2013:

	Fiscal 2015		Fiscal 2014		Fiscal 2013
	Number of Shares	Weighted- average grant date fair value	Number of Shares	Weighted- average grant date fair value	Number of Shares	Weighted- average grant date fair value
Restricted share awards outstanding at beginning of fiscal year	91,172	$59	56,521	$47	487,500	$12
Service-based restricted share awards granted/issued	23,637	$60	35,641	$78	—	$—
Performance-based restricted share awards issued related to prior year performance awards	87,153	$78	—	$—	59,129	$47
Restricted share awards vested, including restricted shares repurchased from employees for employees' tax liability	(4,645)	$64	—	$—	(487,500)	$12
Restricted shares forfeited	(21,431)	70	(990)	78	(2,608)	$43
Restricted shares outstanding at end of fiscal year	175,886	$67	91,172	$59	56,521	$47

OXFORD INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 7. Shareholders' Equity (Continued)

In each of Fiscal 2015, Fiscal 2014 and Fiscal 2013, we granted performance awards to certain officers and other key employees with the opportunity to earn 0.1 million restricted share units, in the aggregate. Each performance award provided the recipient with the opportunity to earn restricted share awards contingent upon our achievement of certain performance objectives during the respective performance periods. Each of the performance-based awards require that the employee remain employed by the company for a specified period after the respective performance period and are not issued until approved by our compensation committee after completion of the performance period. During Fiscal 2015, approximately 90,000 of restricted share awards were earned by recipients related to the Fiscal 2015 performance period and issued in Fiscal 2016, however these awards were not included in the table above or the table below as the awards had not been issued as of January 30, 2016. These 90,000 shares had a grant date fair value of $58 per share and vest in April 2018.
The following table summarizes information about the unvested restricted share awards as of January 30, 2016. The unvested restricted share units will be settled in shares of our common stock on the vesting date, subject to the employee still being an employee at that time.

Grant	Number of Unvested Share Awards	Average Market Price on Date of Grant	Vesting Date
Fiscal 2012 Performance-based Restricted Share Awards	49,001	$47	March 2016
Fiscal 2014 Service-based Restricted Share Awards	28,546	$78	April 2017
Fiscal 2014 Performance-based Restricted Share Awards	74,702	$78	April 2017
Other Service-based Restricted Share Awards	23,637	$60	April 2019 - January 2020
Total	175,886
As of January 30, 2016, there was $8.0 million of unrecognized compensation expense related to the unvested restricted share awards, which have been granted to employees but have not yet vested, including the Fiscal 2015 performance-based awards issued in the First Quarter of Fiscal 2016. This expense is expected to be recognized through January 2020.
In addition, we grant restricted shares to our non-employee directors for a portion of each non-employee director's compensation. The non-employee directors must complete certain service requirements; otherwise, the restricted shares are subject to forfeiture. On the date of issuance, the non-employee directors are entitled to the same dividend and voting rights as other holders of our common stock. The non-employee directors are restricted from transferring or selling the restricted shares prior to the end of the vesting period.
Employee Stock Purchase Plan
There were 0.5 million shares of our common stock authorized for issuance under our Employee Stock Purchase Plan ("ESPP") as of January 30, 2016. The ESPP allows qualified employees to purchase shares of our common stock on a quarterly basis, based on certain limitations, through payroll deductions. The shares purchased pursuant to the ESPP are not subject to any vesting or other restrictions. On the last day of each calendar quarter, the accumulated payroll deductions are applied toward the purchase of our common stock at a price equal to 85% of the closing market price on that date. Equity compensation expense related to the employee stock purchase plan recognized was $0.2 million, $0.2 million and $0.1 million in each of Fiscal 2015, Fiscal 2014 and Fiscal 2013, respectively.
Preferred Stock
We had 30 million shares of $1.00 par value preferred stock authorized for issuance as of January 30, 2016 and January 31, 2015. No preferred shares were issued or outstanding as of January 30, 2016 or January 31, 2015.
Accumulated Other Comprehensive Income (loss)
The following table details the changes in our accumulated other comprehensive loss by component (in thousands), net of related income taxes during Fiscal 2015, Fiscal 2014 and Fiscal 2013.

OXFORD INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 7. Shareholders' Equity (Continued)

	Foreign currency translation gain (loss)	Net unrealized gain (loss) on cash flow hedges	Accumulated other comprehensive income (loss)
Balance, February 2, 2013	$(23,986)	$(599)	$(24,585)
Other comprehensive income, net of taxes	703	264	967
Balance, February 1, 2014	(23,283)	(335)	(23,618)
Other comprehensive (loss) income, net of taxes	(7,617)	1,081	(6,536)
Balance, January 31, 2015	(30,900)	746	(30,154)
Other comprehensive income (loss), net of taxes	24,071	(746)	23,325
Balance, January 30, 2016	$(6,829)	$—	$(6,829)
Substantially all the change in accumulated other comprehensive income (loss) during Fiscal 2015 resulted from the sale of our discontinued operations as the related amounts previously classified in accumulated other comprehensive loss were recognized in net loss from discontinued operations, net of taxes in our consolidated statement of operations. No material amounts of accumulated other comprehensive loss were reclassified from accumulated other comprehensive loss into our consolidated statements of operations during Fiscal 2014 or Fiscal 2013. Substantially all of the remaining balance in accumulated other comprehensive income (loss) as of January 30, 2016 relates to our Tommy Bahama operations in Canada, Japan and Australia.

Note 8. Income Taxes
The following table summarizes our distribution between domestic and foreign earnings (loss) before income taxes and the provision (benefit) for income taxes (in thousands):

	Fiscal 2015	Fiscal 2014	Fiscal 2013
Earnings from continuing operations before income taxes:
Domestic	$96,512	$94,607	$101,986
Foreign	(1,456)	(5,024)	(9,614)
Earnings from continuing operations before income taxes	$95,056	$89,583	$92,372

Income taxes:
Current:
Federal	$33,205	$33,552	$31,322
State	4,789	4,865	4,111
Foreign	138	516	161
	38,132	38,933	35,594
Deferred—primarily Federal	(1,508)	(3,071)	1,382
Deferred—Foreign	(105)	(76)	(32)
Income taxes	$36,519	$35,786	$36,944

OXFORD INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 8. Income Taxes (Continued)

Reconciliations of the United States federal statutory income tax rates and our effective tax rates are summarized as follows:

	Fiscal 2015	Fiscal 2014	Fiscal 2013
Statutory tax rate	35.0%	35.0%	35.0%
State income taxes—net of federal income tax benefit	3.3%	3.0%	2.8%
Impact of foreign operations (1)	0.6%	1.1%	1.3%
Valuation allowance against foreign losses and other carryforwards (2)	0.3%	0.8%	1.5%
Other, net	(0.8)%	—%	(0.6)%
Effective tax rate for continuing operations	38.4%	39.9%	40.0%
(1) Impact of foreign operations primarily reflects the rate differential between the United States and the respective foreign jurisdictions on foreign losses, and the impact of any permanent differences.
(2) Valuation allowance against foreign losses primarily reflects the valuation allowance recognized due to our inability to recognize an income tax benefit related to certain operating loss carry-forwards and deferred tax assets during the period.
Deferred tax assets and liabilities included in our consolidated balance sheets are comprised of the following (in thousands):

	January 30, 2016	January 31, 2015
Deferred Tax Assets:
Inventories	$16,610	$15,385
Accrued compensation and benefits	14,287	11,725
Receivable allowances and reserves	2,601	2,419
Depreciation and amortization	—	480
Deferred rent and lease obligations	5,981	3,444
Operating loss and other carry-forwards	3,455	3,987
Other, net	2,559	1,408
Deferred tax assets	45,493	38,848
Deferred Tax Liabilities:
Depreciation and amortization	(2,689)	—
Acquired intangible assets	(41,683)	(39,574)
Deferred tax liabilities	(44,372)	(39,574)
Valuation allowance	(4,553)	(4,317)
Net deferred tax liability	$(3,432)	$(5,043)

As of January 30, 2016 and January 31, 2015 our operating loss and other carry-forwards primarily relate to our operations in Hong Kong, Japan and Canada, and the majority of these operating loss carry-forwards allow for carry-forward of at least 20 years. Substantially all of our valuation allowance of $4.6 million and $4.3 million as of January 30, 2016 and January 31, 2015, respectively, relates to the foreign operating loss carry-forwards and deferred tax assets in those jurisdictions. The recent history of operating losses in these jurisdictions is considered significant negative evidence against the realizability of these tax benefits. The amount of the valuation allowance considered necessary, however, could decrease in the future if our historical operating results or estimates of future taxable operating results increase, particularly if, in future years, objective negative evidence in the form of cumulative losses is no longer present.

OXFORD INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 8. Income Taxes (Continued)

No deferred tax liabilities related to our original investments in our foreign subsidiaries and foreign earnings, if any, were recorded at either balance sheet date, as substantially all our original investments and earnings related to our foreign subsidiaries are considered permanently reinvested outside of the United States. Further, because the financial basis in each foreign entity does not exceed the tax basis by an amount exceeding undistributed earnings, no additional United States tax would be due if the original investment were to be repatriated in the future. As of January 30, 2016 and January 31, 2015, we had undistributed earnings of foreign subsidiaries of $4.7 million and $5.4 million, respectively, which were considered permanently reinvested. These undistributed earnings could become subject to United States taxes if they are remitted as dividends or as a result of certain other types of intercompany transactions, but the amount of taxes payable upon remittance would not be significant after considering any foreign tax credit.
Accounting for income taxes requires that we offset all deferred tax liabilities and assets within each particular tax jurisdiction and present them as a single amount in our consolidated balance sheets, with all net deferred tax assets or deferred tax liabilities by jurisdiction recognized as non-current deferred tax assets or deferred tax liabilities in our consolidated balance sheets. Amounts disclosed in the prior year as current deferred tax assets or liabilities have been reclassified to non-current deferred tax assets or deferred tax liabilities to conform to the current year presentation. The amounts of deferred income taxes included in the following line items in our consolidated balance sheets are as follows (in thousands):

	January 30, 2016	January 31, 2015
Assets:
Deferred tax assets	$225	$118
Liabilities:
Deferred tax liabilities	(3,657)	(5,161)
Net deferred tax liability	$(3,432)	$(5,043)

Note 9. Defined Contribution Plans
We have a tax-qualified voluntary retirement savings plan covering substantially all full-time United States employees and other similar plans covering certain foreign employees. If a participant decides to contribute, a portion of the contribution is matched by us. Additionally, we incur certain charges related to our non-qualified deferred compensation plan as discussed in Note 1. Realized and unrealized gains and losses on the deferred compensation plan investments are recorded in SG&A in our consolidated statements of operations and substantially offset the changes in deferred compensation liabilities to participants resulting from changes in market values. Our aggregate expense under these defined contribution and non-qualified deferred compensation plans in Fiscal 2015, Fiscal 2014 and Fiscal 2013 was $3.3 million, $2.9 million and $2.6 million, respectively.
Note 10. Related Party Transactions
SunTrust
Mr. E. Jenner Wood, III, one of our directors, is Corporate Executive Vice President of SunTrust Banks, Inc. ("SunTrust"). In addition, Mr. J. Hicks Lanier, our former Chairman and Chief Executive Officer, served on the board of directors of SunTrust from 2003 until his retirement from that position in April 2012.
We maintain a syndicated credit facility under which SunTrust serves as agent and lender and a SunTrust affiliate acted as lead arranger and book runner in connection with our Fiscal 2012 and Fiscal 2013 refinancings of our credit facility. The

OXFORD INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 10. Related Party Transactions (Continued)

services provided and fees paid to SunTrust in connection with such services for each period are set forth below (in thousands):

Service	Fiscal 2015	Fiscal 2014	Fiscal 2013
Interest and agent fees for our credit facility	$459	$606	$696
Cash management services	$90	$92	$92
Lead arranger, book runner and upfront fees	$—	$—	$254
Other	$56	$9	$6
Our credit facilities were entered into in the ordinary course of business. Our aggregate payments to SunTrust and its subsidiaries for these services did not exceed 1% of our gross revenues during the periods presented or 1% of SunTrust's gross revenues during its fiscal years ended December 31, 2015, December 31, 2014 and December 31, 2013.
Contingent Consideration Agreement
In connection with our acquisition of the Lilly Pulitzer brand and operations in December 2010, we entered into a contingent consideration agreement pursuant to which the beneficial owners of the Lilly Pulitzer brand and operations prior to the acquisition were entitled to earn up to an additional $20 million in cash, in the aggregate, over the four years following the closing of the acquisition based on Lilly Pulitzer's achievement of certain earnings targets. The potential contingent consideration was comprised of: (1) four individual performance periods, consisting of the period from the date of our acquisition through the end of Fiscal 2011, Fiscal 2012, Fiscal 2013 and Fiscal 2014, in respect of which the prior owners of the Lilly Pulitzer brand and operations were entitled to receive up to $2.5 million for each performance period; and (2) a cumulative performance period consisting of the period from the date of our acquisition through the end of Fiscal 2014, in respect of which the prior owners of the Lilly Pulitzer brand and operations were entitled to receive up to $10 million.
Mr. Scott A. Beaumont, one of our executive officers who was appointed CEO, Lilly Pulitzer Group, in connection with our acquisition of the Lilly Pulitzer brand and operations, together with various trusts for the benefit of certain family members, held a 50% ownership interest in the Lilly Pulitzer brand and operations prior to the acquisition. The principals who owned the Lilly Pulitzer brand and operations prior to the acquisition managed the Lilly Pulitzer operations through March 2016.
As a result of Lilly Pulitzer exceeding the earnings targets specified in the contingent consideration agreement, the maximum $20 million amount was earned in full. As of January 30, 2016, all amounts related to contingent consideration had been paid with no remaining obligations pursuant to the contingent consideration arrangement.
Note 11. Summarized Quarterly Data (unaudited)
Each of our fiscal quarters consists of thirteen week periods, beginning on the first day after the end of the prior fiscal quarter, except that the fourth quarter in a year with 53 weeks (such as Fiscal 2012 and Fiscal 2017) includes 14 weeks. Following is a summary of our Fiscal 2015 and Fiscal 2014, quarterly results (in thousands, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Fiscal 2015
Net sales	$260,394	$250,689	$198,624	$259,583	$969,290
Gross profit	$154,392	$151,086	$107,889	$144,738	$558,105
Operating income (loss)	$35,483	$34,746	$(1,166)	$28,451	$97,514
Net earnings (loss) from continuing operations	$21,323	$21,050	$(1,390)	$17,554	$58,537
Loss from discontinued operations, net of taxes	$(4,068)	$(23,070)	$(754)	$(83)	$(27,975)
Net earnings (loss)	$17,255	$(2,020)	$(2,144)	$17,471	$30,562

OXFORD INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Net earnings (loss) from continuing operations per share:
Basic	$1.30	$1.28	$(0.08)	$1.07	$3.56
Diluted	$1.29	$1.27	$(0.08)	$1.06	$3.54
Loss from discontinued operations, net of taxes, per share:
Basic	$(0.25)	$(1.40)	$(0.05)	$(0.01)	$(1.70)
Diluted	$(0.25)	$(1.39)	$(0.05)	$(0.01)	$(1.69)
Net earnings (loss) per share:
Basic	$1.05	$(0.12)	$(0.13)	$1.06	$1.86
Diluted	$1.04	$(0.12)	$(0.13)	$1.05	$1.85
Weighted average shares outstanding:
Basic	16,445	16,451	16,457	16,466	16,456
Diluted	16,525	16,547	16,457	16,600	16,559
Fiscal 2014
Net sales	$242,566	$227,550	$201,178	$249,031	$920,325
Gross profit	$140,372	$136,271	$103,865	$137,441	$517,949
Operating income	$32,733	$29,559	$4,388	$26,139	$92,819
Net earnings from continuing operations	$19,058	$17,289	$1,772	$15,678	$53,797
Loss from discontinued operations, net of taxes	$(4,089)	$(2,220)	$(1,846)	$116	$(8,039)
Net earnings (loss)	$14,969	$15,069	$(74)	$15,794	$45,758
Net earnings from continuing operations per share:
Basic	$1.16	$1.05	$0.11	$0.95	$3.27
Diluted	$1.16	$1.05	$0.11	$0.95	$3.27
(Loss) earnings from discontinued operations, net of taxes, per share:
Basic	$(0.25)	$(0.14)	$(0.11)	$0.01	$(0.49)
Diluted	$(0.25)	$(0.13)	$(0.11)	$0.01	$(0.49)
Net earnings (loss) per share:
Basic	$0.91	$0.92	$—	$0.96	$2.79
Diluted	$0.91	$0.92	$—	$0.96	$2.78
Weighted average shares outstanding:
Basic	16,418	16,425	16,435	16,440	16,429
Diluted	16,450	16,460	16,435	16,502	16,471
The sum of the quarterly net earnings (loss) per share amounts may not equal the amounts for the full year due to rounding. The fourth quarter of Fiscal 2015 and Fiscal 2014 included a LIFO accounting charge of $0.3 million and $2.6 million, respectively.

OXFORD INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12. Discontinued Operations
On July 17, 2015, we entered into a sale and purchase agreement with an unrelated party pursuant to which we sold 100% of the equity interests of our Ben Sherman business, consisting of Ben Sherman Limited and its subsidiaries and Ben Sherman Clothing LLC, for £40.8 million. The final purchase price received by us was subject to adjustment based on, among other things, the actual debt and net working capital of the Ben Sherman business on the closing date, which was finalized during February 2016. We do not anticipate significant operations or earnings related to the discontinued operations in future periods, with cash flow attributable to discontinued operations in future periods primarily limited to the post-closing purchase price adjustment of $2.0 million which was paid in February 2016 and amounts associated with certain retained lease obligations. The estimated lease liability of $4.6 million represents our best estimate of the net loss anticipated with respect to certain retained lease obligations, however, the ultimate loss remains uncertain as the amount of any sub-lease income is dependent upon negotiated terms of any sub-lease agreements entered into for the spaces in the future.

In connection with the Ben Sherman disposal transaction we, among other things, entered into a transitional services agreement with the purchaser pursuant to which we and our subsidiaries are providing, in exchange for various fees, certain transitional support services (primarily in the United States) to the purchaser in connection with its operation of the Ben Sherman business following the transaction. The duration of the transitional services vary but are expected to cease during Fiscal 2016.

We have not classified as discontinued operations any corporate or shared service expenses historically charged to Ben Sherman which we determined may not be eliminated as a result of its disposal or offset by any transitional services income amounts. Recognizing these expenses and income as continuing operations in Corporate and Other reflects the uncertainty of whether there will be a reduction in such corporate or shared service expenses in the future as a result of the sale of Ben Sherman as well as the uncertainty regarding the term of any transitional services income. Interest expense under our prior U.K. revolving credit agreement, which was satisfied in connection with the transaction, is the only interest expense included in discontinued operations in our consolidated financial statements as this represents the interest expense directly attributable to the discontinued operations.

The following represents major classes of assets and liabilities related to the discontinued operations included in our consolidated balance sheets as of the following dates (in thousands):

	January 30, 2016	January 31, 2015
Receivables, net	$—	$14,517
Inventories, net	—	27,602
Other current assets, net	—	6,004
Property and equipment, net	—	9,037
Intangible assets, net	—	21,635
Other non-current assets, net	—	1,075
Total assets	$—	$79,870

Accounts payable and other accrued expenses	$2,394	$13,253
Short-term debt	—	4,126
Non-current liabilities	4,571	1,826
Deferred income taxes	—	3,745
Total liabilities	$6,965	$22,950

Net (liabilities) assets	$(6,965)	$56,920

OXFORD INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Operating results of the discontinued operations are shown below (in thousands):

	Fiscal 2015	Fiscal 2014	Fiscal 2013
Net sales	$28,081	$77,481	$67,218
Cost of goods sold	17,414	40,751	35,124
Gross profit	$10,667	$36,730	$32,094
SG&A	20,698	50,130	48,816
Royalties and other operating income	1,919	4,184	5,080
Operating loss	$(8,112)	$(9,216)	$(11,642)
Interest expense, net	146	247	229
Loss from discontinued operations before income taxes	$(8,258)	$(9,463)	$(11,871)
Income taxes	(800)	(1,424)	(1,734)
Loss from discontinued operations, net of taxes	$(7,458)	$(8,039)	$(10,137)
Loss on sale of discontinued operations, net of taxes	(20,517)	—	—
Net loss from discontinued operations, net of taxes	$(27,975)	$(8,039)	$(10,137)
Certain information pertaining to depreciation and amortization as well as capital expenditures associated with our discontinued operations has been included below (in thousands):

	Fiscal 2015	Fiscal 2014	Fiscal 2013
Depreciation and amortization (1)	$667	$3,082	$3,154
Capital expenditures	$660	$4,290	$1,137
(1) For Fiscal 2015, amounts reflect expense recognized prior to classification as held for sale, which occurred on March 24, 2015. No expense for depreciation or amortization was recognized in our consolidated statements of operations subsequent to qualifying as held for sale.

SCHEDULE II
Oxford Industries, Inc.
Valuation and Qualifying Accounts

Column A	Column B	Column C		Column D		Column E
Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Charged to Other Accounts– Describe	Deductions– Describe		Balance at End of Period
	(In thousands)
Fiscal 2015
Deducted from asset accounts:
Accounts receivable reserves(1)	$8,265	$10,288	—	$(10,151)	(3)	$8,402
Allowance for doubtful accounts(2)	571	8	—	(125)	(4)	$454
Fiscal 2014
Deducted from asset accounts:
Accounts receivable reserves(1)	$8,343	$9,952	—	$(10,030)	(3)	$8,265
Allowance for doubtful accounts(2)	374	392	—	(195)	(4)	$571
Fiscal 2013
Deducted from asset accounts:
Accounts receivable reserves(1)	$9,438	$10,276	—	$(11,371)	(3)	$8,343
Allowance for doubtful accounts(2)	517	(235)	—	92	(4)	$374
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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Oxford Industries, Inc.

We have audited the accompanying consolidated balance sheets of Oxford Industries, Inc. as of January 30, 2016 and January 31, 2015, and the related consolidated statements of operations, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended January 30, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Oxford Industries, Inc. at January 30, 2016 and January 31, 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 30, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company has adopted ASU 2015-17 Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Oxford Industries, Inc.'s internal control over financial reporting as of January 30, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 28, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Atlanta, Georgia
March 28, 2016

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
Changes in and Evaluation of Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting during the fourth quarter of Fiscal 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We assessed the effectiveness of our internal control over financial reporting as of January 30, 2016. In making this assessment, management used the updated framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on this assessment, we believe that our internal control over financial reporting was effective as of January 30, 2016.
Ernst & Young LLP, our independent registered public accounting firm, has audited our internal control over financial reporting as of January 30, 2016, and its report thereon is included herein.

/s/ THOMAS C. CHUBB III	/s/ K. SCOTT GRASSMYER
Thomas C. Chubb III Chairman, Chief Executive Officer and President (Principal Executive Officer)	K. Scott Grassmyer Executive Vice President — Finance, Chief Financial Officer and Controller (Principal Financial Officer)
March 28, 2016	March 28, 2016

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Oxford Industries, Inc.

We have audited Oxford Industries, Inc.’s internal control over financial reporting as of January 30, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Oxford Industries, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Oxford Industries, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 30, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of January 30, 2016 and January 31, 2015, and the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended January 30, 2016 of Oxford Industries, Inc. and our report dated March 28, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Atlanta, Georgia
March 28, 2016

Item 9B.    Other Information
None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance
The following table sets forth certain information concerning the members of our Board of Directors as of January 30, 2016:

Name	Principal Occupation
Helen Ballard
Ms. Ballard founded a design and consulting agency, Helen Ballard LLC, in 2015. Previously, Ms. Ballard founded Ballard Designs, Inc., a home furnishing catalog business, and was its Chief Executive Officer until her retirement in 2002.

Thomas C. Chubb III	Mr. Chubb is our Chairman, Chief Executive Officer and President.
Thomas C. Gallagher
Mr. Gallagher is Chairman and Chief Executive Officer of Genuine Parts Company, a distributor of automotive replacement parts, industrial replacement parts, office products and electrical/electronic materials.

George C. Guynn	Mr. Guynn was President and CEO of the Federal Reserve Bank of Atlanta until his retirement in 2006.
John R. Holder	Mr. Holder is Chairman and Chief Executive Officer of Holder Properties, a commercial and residential real estate development, leasing and management company.
J. Reese Lanier	Mr. Lanier was self-employed in farming and related businesses until his retirement in 2009.
Dennis M. Love	Mr. Love is Chairman and Chief Executive Officer of Printpack Inc., a manufacturer of flexible and specialty rigid packaging.
Clarence H. Smith	Mr. Smith is Chairman of the Board, President and Chief Executive Officer of Haverty Furniture Companies, Inc., a home furnishings retailer.
Clyde C. Tuggle	Mr. Tuggle is Senior Vice President and Chief Public Affairs and Communications Officer of The Coca-Cola Company.
E. Jenner Wood III	Mr. Wood is Corporate Executive Vice President of SunTrust Banks, Inc.
The following table sets forth certain information concerning our executive officers as of January 30, 2016:

Name	Position Held
Thomas C. Chubb III	Chairman, Chief Executive Officer and President
Scott A. Beaumont	CEO, Lilly Pulitzer Group
Thomas E. Campbell	Executive Vice President - Law and Administration, General Counsel and Secretary
K. Scott Grassmyer	Executive Vice President - Finance, Chief Financial Officer and Controller
J. Wesley Howard, Jr.	President, Lanier Apparel
Terry R. Pillow	CEO, Tommy Bahama Group
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

PART IV

Item 15.    Exhibits and Financial Statement Schedules
        (a)    1.  Financial Statements
The following consolidated financial statements are included in Part II, Item 8 of this report:

•	Consolidated Balance Sheets as of January 30, 2016 and January 31, 2015.

•	Consolidated Statements of Operations for Fiscal 2015, Fiscal 2014 and Fiscal 2013.

•	Consolidated Statements of Comprehensive Income for Fiscal 2015, Fiscal 2014 and Fiscal 2013.

•	Consolidated Statements of Shareholders' Equity for Fiscal 2015, Fiscal 2014 and Fiscal 2013.

•	Consolidated Statements of Cash Flows for Fiscal 2015, Fiscal 2014 and Fiscal 2013.

•	Notes to Consolidated Financial Statements for Fiscal 2015, Fiscal 2014 and Fiscal 2013.
                 2.     Financial Statement Schedules

•	Schedule II—Valuation and Qualifying Accounts
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

3.1	Restated Articles of Incorporation of Oxford Industries, Inc. Incorporated by reference to Exhibit 3.1 to the Company's Form 10-Q for the fiscal quarter ended August 29, 2003.
3.2	Bylaws of Oxford Industries, Inc., as amended. Incorporated by reference to Exhibit 3.2 to the Company's Form 10-K for the fiscal year ended February 1, 2014.
10.1	Executive Medical Plan. Incorporated by reference to Exhibit 10(d) to the Company's Form 10-K for the fiscal year ended June 3, 2005.†
10.2	Amended and Restated Long-Term Stock Incentive Plan, effective as of March 24, 2015.Incorporated by reference to Exhibit 10.2 to the Company's Form 10-K for the fiscal year ended January 31, 2015.†
10.3
Form of Terms and Conditions of the Oxford Industries, Inc. Performance Share Unit Award Program for Fiscal 2012. Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on March 23, 2012.†

10.4	Form of Oxford Industries, Inc. Performance Equity Award Agreement (Fiscal 2014 Performance-Based). Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on April 4, 2014.†
10.5	Form of Oxford Industries, Inc. Restricted Stock Award Agreement. Incorporate by reference to Exhibit 10.2 to the Company's Form 8-K filed April 4, 2014.†
10.6	Form of Oxford Industries, Inc. Performance Equity Award Agreement (Fiscal 2015 Performance Based).†*
10.7
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

10.8
Third Amended and Restated Pledge and Security Agreement, dated as of June 14, 2012, among Oxford Industries, Inc., the other Grantors party thereto and SunTrust Bank, as administrative agent. Incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed on June 15, 2012.

10.9
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

10.10
Oxford Industries, Inc. Deferred Compensation Plan (as amended and restated effective June 13, 2012). Incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the fiscal quarter ended October 27, 2012.†

10.11
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
Thomas C. Chubb III Chairman, Chief Executive Officer and President

Date: March 28, 2016
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Capacity	Date

	/s/ THOMAS C. CHUBB III	Chairman of the Board of Directors, Chief Executive Officer and President (Principal Executive Officer)
	Thomas C. Chubb III		March 28, 2016
	/s/ K. SCOTT GRASSMYER	Executive Vice President — Finance, Chief Financial Officer and Controller (Principal Financial Officer and Principal Accounting Officer)
	K. Scott Grassmyer		March 28, 2016
*
	Helen Ballard	Director	March 28, 2016
*
	Thomas C. Gallagher	Director	March 28, 2016
*
	George C. Guynn	Director	March 28, 2016
*
	John R. Holder	Director	March 28, 2016
*
	J. Reese Lanier	Director	March 28, 2016
*
	Dennis M. Love	Director	March 28, 2016
*
	Clarence H. Smith	Director	March 28, 2016
*
	Clyde C. Tuggle	Director	March 28, 2016
*
	E. Jenner Wood III	Director	March 28, 2016

*By	/s/ THOMAS E. CAMPBELL
Thomas E. Campbell as Attorney-in-Fact