Form 10-Q
period 2016-04-30
OXFORD INDUSTRIES INC
filed 2016-06-08
CIK 75288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2016

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of shares outstanding
Title of each class	as of June 3, 2016
Common Stock, $1 par value	16,756,945

OXFORD INDUSTRIES, INC.
INDEX TO FORM 10-Q
For the First Quarter of Fiscal 2016

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

Our SEC filings and public announcements may include forward-looking statements about future events. Generally, the words "believe," "expect," "intend," "estimate," "anticipate," "project," "will" and similar expressions identify forward-looking statements, which generally are not historical in nature. We intend for all forward-looking statements contained herein, in our press releases or on our website, and all subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf, to be covered by the safe harbor provisions for forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (which Sections were adopted as part of the Private Securities Litigation Reform Act of 1995). Such statements are subject to a number of risks, uncertainties and assumptions including, without limitation, the impact of economic conditions on consumer demand and spending for apparel and related products, particularly in light of general economic uncertainty that continues to prevail, demand for our products, competitive conditions, timing of shipments requested by our wholesale customers, expected pricing levels, retention of and disciplined execution by key management, the timing and cost of store openings and of planned capital expenditures, weather, costs of products as well as the raw materials used in those products, costs of labor, acquisition and disposition activities, expected outcomes of pending or potential litigation and regulatory actions, access to capital and/or credit markets, our ability to timely recognize our expected synergies from any acquisitions we pursue (including our recent acquisition of Southern Tide) and the impact of foreign operations on our consolidated effective tax rate. Forward-looking statements reflect our current expectations, based on currently available information, and are not guarantees of performance. Although we believe that the expectations reflected in such forward-looking statements are reasonable, these expectations could prove inaccurate as such statements involve risks and uncertainties, many of which are beyond our ability to control or predict. Should one or more of these risks or uncertainties, or other risks or uncertainties not currently known to us or that we currently deem to be immaterial, materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Important factors relating to these risks and uncertainties include, but are not limited to, those described in Part I, Item 1A. Risk Factors contained in our Annual Report on Form 10-K for Fiscal 2015, and those described from time to time in our future reports filed with the SEC. We caution that one should not place undue reliance on forward-looking statements, which speak only as of the date on which they are made. We disclaim any intention, obligation or duty to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
DEFINITIONS

As used in this report, unless the context requires otherwise, “our,” “us” or “we” means Oxford Industries, Inc. and its consolidated subsidiaries; “SG&A” means selling, general and administrative expenses; “SEC” means U.S. Securities and Exchange Commission; “FASB” means Financial Accounting Standards Board; “ASC” means the FASB Accounting Standards Codification; “GAAP” means generally accepted accounting principles in the United States; and "Discontinued operations" means the assets and operations of our former Ben Sherman operating group which we sold in July 2015. Unless otherwise indicated, all references to assets, liabilities, revenues, expenses or other information in this report reflect continuing operations and exclude any amounts related to the discontinued operations of our former Ben Sherman operating group. Additionally, the terms listed below reflect the respective period noted:

Fiscal 2017	53 weeks ending February 3, 2018
Fiscal 2016	52 weeks ending January 28, 2017
Fiscal 2015	52 weeks ended January 30, 2016
Fourth Quarter Fiscal 2016	13 weeks ending January 28, 2017
Third Quarter Fiscal 2016	13 weeks ending October 29, 2016
Second Quarter Fiscal 2016	13 weeks ending July 30, 2016
First Quarter Fiscal 2016	13 weeks ended April 30, 2016
Fourth Quarter Fiscal 2015	13 weeks ended January 30, 2016
Third Quarter Fiscal 2015	13 weeks ended October 31, 2015
Second Quarter Fiscal 2015	13 weeks ended August 1, 2015
First Quarter Fiscal 2015	13 weeks ended May 2, 2015

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OXFORD INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
($ in thousands, except par amounts)
(unaudited)

	April 30, 2016	January 30, 2016	May 2, 2015
ASSETS
Current Assets
Cash and cash equivalents	$6,974	$6,323	$8,913
Receivables, net	81,493	59,065	82,338
Inventories, net	143,641	129,136	114,376
Prepaid expenses	23,442	22,272	20,774
Assets related to discontinued operations, net	—	—	70,620
Total Current Assets	$255,550	$216,796	$297,021
Property and equipment, net	185,971	184,094	149,279
Intangible assets, net	185,416	143,738	145,902
Goodwill	50,058	17,223	17,313
Other non-current assets, net	21,800	20,839	23,044
Total Assets	$698,795	$582,690	$632,559

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$62,497	$68,306	$50,945
Accrued compensation	14,948	30,063	22,449
Income tax payable	4,367	1,470	14,697
Other accrued expenses and liabilities	27,558	26,666	29,170
Liabilities related to discontinued operations	—	2,394	18,208
Total Current Liabilities	$109,370	$128,899	$135,469
Long-term debt	152,905	43,975	130,572
Other non-current liabilities	67,551	67,188	56,154
Deferred taxes	12,323	3,657	4,365
Liabilities related to discontinued operations	4,278	4,571	—
Commitments and contingencies
Shareholders’ Equity
Common stock, $1.00 par value per share	16,757	16,601	16,583
Additional paid-in capital	125,662	125,477	120,393
Retained earnings	214,798	199,151	198,333
Accumulated other comprehensive loss	(4,849)	(6,829)	(29,310)
Total Shareholders’ Equity	$352,368	$334,400	$305,999
Total Liabilities and Shareholders’ Equity	$698,795	$582,690	$632,559

See accompanying notes.

OXFORD INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
($ in thousands, except per share amounts)
 (unaudited)

	First Quarter Fiscal 2016	First Quarter Fiscal 2015
Net sales	$256,235	$260,394
Cost of goods sold	104,103	106,002
Gross profit	$152,132	$154,392
SG&A	124,166	122,680
Royalties and other operating income	4,040	3,770
Operating income	$32,006	$35,482
Interest expense, net	614	773
Earnings from continuing operations before income taxes	$31,392	$34,709
Income taxes	11,215	13,385
Net earnings from continuing operations	$20,177	$21,324
Loss from discontinued operations, net of taxes	—	(4,068)
Net earnings	$20,177	$17,256
Net earnings from continuing operations per share:
Basic	$1.22	$1.30
Diluted	$1.21	$1.29
Loss from discontinued operations, net of taxes, per share:
Basic	$—	$(0.25)
Diluted	$—	$(0.25)
Net earnings per share:
Basic	$1.22	$1.05
Diluted	$1.21	$1.04
Weighted average shares outstanding:
Basic	16,503	16,445
Diluted	16,617	16,525
Dividends declared per share	$0.27	$0.25

See accompanying notes.

OXFORD INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($ in thousands)
(unaudited)

	First Quarter Fiscal 2016	First Quarter Fiscal 2015
Net earnings	$20,177	$17,256
Other comprehensive income, net of taxes:
Foreign currency translation gain	1,980	1,236
Net unrealized loss on cash flow hedges	—	(392)
Total other comprehensive income, net of taxes	$1,980	$844
Comprehensive income	$22,157	$18,100

See accompanying notes.

OXFORD INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)
(unaudited)

	First Quarter Fiscal 2016	First Quarter Fiscal 2015
Cash Flows From Operating Activities:
Net earnings	$20,177	$17,256
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	9,464	8,906
Amortization of intangible assets	490	522
Equity compensation expense	1,575	1,182
Amortization of deferred financing costs	96	96
Deferred income taxes	4,688	(823)
Changes in working capital, net of acquisitions and dispositions:
Receivables, net	(16,562)	(12,512)
Inventories, net	2,767	12,637
Prepaid expenses	(375)	(2,820)
Current liabilities	(20,081)	(18,822)
Other non-current assets, net	(515)	(420)
Other non-current liabilities	(27)	(131)
Net cash provided by operating activities	$1,697	$5,071
Cash Flows From Investing Activities:
Acquisitions, net of cash acquired	(91,871)	—
Purchases of property and equipment	(10,582)	(11,907)
Working capital settlement related to sale of discontinued operations	(2,030)	—
Net cash used in investing activities	$(104,483)	$(11,907)
Cash Flows From Financing Activities:
Repayment of revolving credit arrangements	(60,642)	(81,697)
Proceeds from revolving credit arrangements	169,572	108,492
Payment of contingent consideration amounts earned	—	(12,500)
Proceeds from issuance of common stock, net of equity awards withheld for taxes	(1,234)	263
Cash dividends declared and paid	(4,531)	(4,153)
Net cash provided by financing activities	$103,165	$10,405
Net change in cash and cash equivalents	$379	$3,569
Effect of foreign currency translation on cash and cash equivalents	272	63
Cash and cash equivalents at the beginning of year	6,323	5,281
Cash and cash equivalents at the end of the period	$6,974	$8,913
Supplemental disclosure of cash flow information:
Cash paid for interest, net	$416	$716
Cash paid for income taxes	$3,438	$4,340

See accompanying notes.

OXFORD INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
FIRST QUARTER OF FISCAL 2016

1.
Basis of Presentation:  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial reporting and the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  We believe the accompanying unaudited condensed consolidated financial statements reflect all normal, recurring adjustments that are necessary for a fair presentation of our financial position and results of operations as of the dates and for the periods presented.  Results of operations for the interim periods presented are not necessarily indicative of results to be expected for our full fiscal year.  The significant accounting policies applied during the interim periods presented are consistent with the significant accounting policies described in our Annual Report on Form 10-K for Fiscal 2015.

Unless otherwise indicated, all references to assets, liabilities, revenues and expenses in these financial statements reflect continuing operations and exclude any amounts related to our former Ben Sherman operating group, which is classified as discontinued operations, as discussed in Note 5.

In March 2016, the FASB issued an update to their accounting guidance on stock compensation that intends to simplify and improve several aspects related to how equity-based payments are accounted for and presented in the financial statements, including the accounting for forfeitures and tax-effects related to equity-based payments at settlement and the classification of excess tax benefits and equity awards surrendered for tax withholdings in the statement of cash flows. The new guidance is effective for us in Fiscal 2017 with early adoption permitted. We early adopted this guidance as of the beginning of the First Quarter of Fiscal 2016 with no material impact on our consolidated financial statements.

2.
Operating Group Information:   Our business is primarily operated through our Tommy Bahama, Lilly Pulitzer, Lanier Apparel and Southern Tide operating groups. We identify our operating groups based on the way our management organizes the components of our business for purposes of allocating resources and assessing performance. Our operating group structure reflects a brand-focused management approach, emphasizing operational coordination and resource allocation across each brand's direct to consumer, wholesale and licensing operations, as applicable.

Tommy Bahama, Lilly Pulitzer and Southern Tide each design, source, market and distribute apparel and related products bearing their respective trademarks and also license their trademarks for other product categories, while Lanier Apparel designs, sources, and distributes branded and private label men's tailored clothing and sportswear products. Corporate and Other is a reconciling category for reporting purposes and includes our corporate offices, substantially all financing activities, elimination of inter-segment sales, LIFO inventory accounting adjustments, other costs that are not allocated to the operating groups and operations of our other businesses which are not included in our operating groups, including our Lyons, Georgia distribution center operations. For a more extensive description of our Tommy Bahama, Lilly Pulitzer and Lanier Apparel operating groups, see Part I, Item 1. Business included in our Annual Report on Form 10-K. For a more extensive description of our Southern Tide operating group, which was acquired in Fiscal 2016, see Note 4 to these unaudited condensed consolidated financial statements.

The tables below present certain information (in thousands) about our operating groups, as well as Corporate and Other. Amounts associated with our Ben Sherman operations, which were sold in the Second Quarter of Fiscal 2015, are classified as discontinued operations and therefore are excluded from the tables below.

	First Quarter Fiscal 2016	First Quarter Fiscal 2015
Net sales
Tommy Bahama	$162,719	$172,669
Lilly Pulitzer	64,734	58,978
Lanier Apparel	26,611	28,023
Southern Tide	1,425	—
Corporate and Other	746	724
Total net sales	$256,235	$260,394
Depreciation and amortization
Tommy Bahama	$7,705	$6,921
Lilly Pulitzer	1,728	1,281
Lanier Apparel	94	116
Southern Tide	57	—
Corporate and Other	370	444
Total depreciation and amortization	$9,954	$8,762
Operating income (loss)
Tommy Bahama	$13,318	$20,775
Lilly Pulitzer	20,794	17,742
Lanier Apparel	2,865	1,844
Southern Tide	48	—
Corporate and Other	(5,019)	(4,879)
Total operating income	$32,006	$35,482
Interest expense, net	614	773
Earnings from continuing operations before income taxes	$31,392	$34,709

3.
Accumulated Other Comprehensive Loss: The following tables detail the changes in our accumulated other comprehensive loss by component (in thousands), net of related income taxes, for the periods specified:

First Quarter Fiscal 2016	Foreign currency translation gain (loss)	Net unrealized gain (loss) on cash flow hedges	Accumulated other comprehensive income (loss)
Beginning balance	$(6,829)	$—	$(6,829)
Total other comprehensive income, net of taxes	1,980	—	1,980
Ending balance	$(4,849)	$—	$(4,849)
First Quarter Fiscal 2015	Foreign currency translation gain (loss)	Net unrealized gain (loss) on cash flow hedges	Accumulated other comprehensive income (loss)
Beginning balance	$(30,900)	$746	$(30,154)
Total other comprehensive income (loss), net of taxes	1,236	(392)	844
Ending balance	$(29,664)	$354	$(29,310)

Substantially all the change in accumulated other comprehensive loss from the end of the First Quarter of Fiscal 2015 resulted from the sale of our discontinued operations as the related amounts previously classified in accumulated other comprehensive loss were recognized in net loss from discontinued operations in our consolidated statement of operations during the Second Quarter of Fiscal 2015 at the time of the Ben Sherman sale. No amounts of accumulated other comprehensive loss were reclassified from accumulated other comprehensive loss into our consolidated statements of operations during the First Quarter of Fiscal 2016.

4.
Business Combinations: On April 19, 2016, we acquired Southern Tide, LLC, which owns the Southern Tide lifestyle apparel brand. Southern Tide carries an extensive selection of men’s shirts, pants, shorts, outerwear, ties, swimwear, footwear and accessories, as well as a women’s collection. The brand’s products are sold through its wholesale operations to specialty stores and department stores as well as through its direct to consumer operations on the Southern Tide website.

The purchase price for the acquisition of Southern Tide was $85 million in cash, subject to adjustment based on net working capital as of the closing date of the acquisition. After giving effect to a preliminary working capital adjustment, the purchase price paid was $91.9 million, net of acquired cash of $2.4 million. We used borrowings under our revolving credit facility to finance the transaction. Transaction costs related to this acquisition totaled $0.8 million and are included in SG&A in Corporate and Other in the First Quarter of Fiscal 2016.
Our allocation of the purchase price to the estimated fair values of the acquired assets and liabilities is preliminary. The allocation will be revised during the one year allocation period, as appropriate, as we obtain new information about the fair values of these assets and liabilities and finalize valuation estimates. Changes in future periods to the amounts allocated to the various assets could be material to the consolidated balance sheet. The following table summarizes our preliminary allocation of the purchase price for the Southern Tide acquisition (in thousands):

Southern Tide acquisition
Cash and cash equivalents	$2,423
Receivables	6,042
Inventories (1)	16,656
Prepaid expenses	740
Property and equipment	239
Intangible assets	41,700
Goodwill	33,435
Other non-current assets	344
Accounts payable, accrued expenses and other liabilities	(3,307)
Deferred Taxes	(3,978)
Purchase price	$94,294

(1) Includes a step-up of acquired inventory from cost to fair value of $3.0 million pursuant to the purchase method of accounting. This amount will be recognized in cost of goods sold as the acquired inventory is sold.

Goodwill represents the amount by which the cost to acquire Southern Tide exceeds the fair value of individual acquired assets less liabilities of the business at acquisition. Intangible assets allocated in connection with our preliminary purchase price allocation consisted of the following (in thousands):

	Useful life	Southern Tide acquisition
Finite lived intangible assets acquired, primarily consisting of customer relationships	0 - 15 years	$7,400
Trade names and trademarks	Indefinite	34,300
		$41,700

Pro Forma Information
The consolidated pro forma information presented below (in thousands, except per share data) gives effect to the April 19, 2016 acquisition of Southern Tide as if the acquisition had occurred as of the beginning of Fiscal 2015. The information presented below is for illustrative purposes only and is not indicative of results that would have been achieved if the acquisition had occurred as of the beginning of Fiscal 2015 and is not intended to be a projection of future results of operations. The pro forma statements of operations have been prepared from our and Southern Tide's historical statements of operations for the periods presented, including without limitation, purchase accounting adjustments as indicated below, but excluding any seller specific management/advisory or similar expenses and any synergies or operating cost reductions that may be achieved from the combined operations in the future.

	First Quarter of Fiscal 2016	First Quarter of Fiscal 2015
Net sales	$268,015	$271,935
Earnings from continuing operations before income taxes	$34,364	$34,085
Earnings from continuing operations	$22,005	$20,940
Earnings from continuing operations per shares:
Basic	1.33	1.27
Diluted	1.32	1.27

The First Quarter of Fiscal 2016 pro forma information includes $0.2 million of amortization of acquired intangible assets, but excludes the $0.8 million of transaction expenses associated with the transaction and $0.2 million of incremental cost of goods sold associated with the step-up of inventory at acquisition that were recognized by us in our First Quarter of Fiscal 2016 consolidated statement of operations. The First Quarter of Fiscal 2015 pro forma information includes: (1) $0.2 million of amortization of acquired intangible assets, (2) transaction costs of $0.8 million associated with the transaction and (3) $1.2 million of incremental cost of goods sold associated with the step-up of inventory at acquisition. Additionally, the pro forma adjustments for each period reflect an estimate of incremental interest expense associated with additional borrowings and income tax expense that would have been incurred subsequent to the acquisition.

We believe that the acquisition of Southern Tide further advances our strategic goal of owning a diversified portfolio of lifestyle brands. The acquisition will provide strategic benefits through growth opportunities and further diversification of our business over product categories and target consumers.

5.
Discontinued Operations: On July 17, 2015, we sold 100% of the equity interests of our Ben Sherman business, consisting of Ben Sherman Limited and its subsidiaries and Ben Sherman Clothing LLC, for £40.8 million. The final purchase price received by us was subject to adjustment based on, among other things, the actual debt and net working capital of the Ben Sherman business on the closing date, which was finalized and paid during the First Quarter of Fiscal 2016. We do not anticipate significant operations or earnings related to the discontinued operations in future periods, with cash flow attributable to discontinued operations in future periods primarily limited to amounts associated with certain retained lease obligations. The estimated lease liability of $4.3 million as of April 30, 2016 represents our best estimate of the future net loss anticipated with respect to the retained lease obligations; however, the ultimate loss remains uncertain as the amount of any sub-lease income is dependent upon negotiated terms of any sub-lease agreements entered into for the spaces in the future.

The following table represents major classes of assets and liabilities related to the discontinued operations included in our consolidated balance sheets as of the following dates (in thousands):

	April 30, 2016	January 30, 2016	May 2, 2015
Receivables, net	$—	$—	$9,158
Inventories, net	—	—	21,535
Other current assets, net	—	—	8,058
Property and equipment, net	—	—	8,946
Intangible assets, net	—	—	21,910
Other non-current assets, net	—	—	1,013
Total assets	$—	$—	$70,620

Accounts payable and other accrued expenses	$—	$2,394	$7,310
Short-term debt	—	—	5,259
Non-current liabilities	4,278	4,571	1,848
Deferred income taxes	—	—	3,791
Total liabilities	$4,278	$6,965	$18,208

Net (liabilities) assets	$(4,278)	$(6,965)	$52,412
Operating results of the discontinued operations are shown below (in thousands):

	First Quarter Fiscal 2016	First Quarter Fiscal 2015
Net sales	$—	$14,976
Cost of goods sold	—	8,590
Gross profit	$—	$6,386
SG&A	—	11,736
Royalties and other operating income	—	1,130
Operating loss	$—	$(4,220)
Interest expense, net	—	72
Loss from discontinued operations before income taxes	$—	$(4,292)
Income taxes	—	(224)
Loss from discontinued operations, net of taxes	$—	$(4,068)
During the First Quarter of Fiscal 2016, we did not incur any depreciation, amortization or capital expenditures related to our discontinued operations, while in the First Quarter of Fiscal 2015, we recognized $0.7 million of depreciation and amortization and $0.4 million of capital expenditures. Depreciation, amortization and capital expenditures, if any, related to our discontinued operations are included in the respective line items in our consolidated statements of cash flows.

6.
Subsequent Event: On May 24, 2016, we entered into a Fourth Amended and Restated Credit Agreement (the “Revolving Credit Agreement”). The Revolving Credit Agreement provides for a revolving credit facility of up to $325 million, which may be used to refinance existing debt, to fund working capital, to fund future acquisitions and for general corporate purposes. The Revolving Credit Agreement amended and restated our Third Amended and Restated Credit Agreement, dated June 14, 2012 (as amended on November 21, 2013, the “Prior Credit Agreement”). The Revolving Credit Agreement (i) increased the borrowing capacity of the facility, (ii) extended the maturity from November 2018 to May 2021 and (iii) modified certain other provisions and restrictions from the Prior Revolving Credit Agreement. We expect that this amendment and restatement will result in a write off of unamortized deferred financing costs of $0.3 million in the Second Quarter of Fiscal 2016.

The Revolving Credit Agreement generally (i) is limited to a borrowing base consisting of specified percentages of eligible categories of assets, (ii) accrues variable-rate interest, unused line fees and letter of credit fees based upon average unused availability and/or utilization, (iii) requires periodic interest payments with principal due at maturity (May 2021) and (iv) is secured by a first priority security interest in substantially all of the assets of Oxford Industries, Inc. and substantially all of its domestic subsidiaries including accounts receivable, books and records, chattel paper, deposit accounts, equipment, certain general intangibles, inventory, investment property (including the equity interests of certain subsidiaries), negotiable collateral, life insurance policies, supporting obligations, commercial tort claims, cash and cash equivalents, eligible trademarks, proceeds and other personal property.

The Revolving Credit Agreement is subject to a number of affirmative covenants regarding the delivery of financial information, compliance with law, maintenance of property, insurance requirements and conduct of business. Also, our Revolving Credit Agreement is subject to certain negative covenants or other restrictions including, among other things, limitations on our ability to (i) incur debt, (ii) guaranty certain obligations, (iii) incur liens, (iv) pay dividends to shareholders, (v) repurchase shares of our common stock, (vi) make investments, (vii) sell assets or stock of subsidiaries, (viii) acquire assets or businesses, (ix) merge or consolidate with other companies or (x) prepay, retire, repurchase or redeem debt.
Further, the Revolving Credit Agreement contains a financial covenant that applies if excess availability under the agreement for three consecutive days is less than the greater of (i) $23.5 million or (ii) 10% of availability. In such case, our fixed charge coverage ratio, as defined in the Revolving Credit Agreement, must not be less than 1.0 to 1.0 for the immediately preceding 12 fiscal months for which financial statements have been delivered. This financial covenant continues to apply until we have maintained excess availability under the Revolving Credit Agreement of more than the greater of (i) $23.5 million or (ii) 10% of availability for 30 consecutive days.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and the notes to the unaudited condensed consolidated financial statements contained in this report and the consolidated financial statements, notes to consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for Fiscal 2015.

OVERVIEW

We are a global apparel company that designs, sources, markets and distributes products bearing the trademarks of our owned Tommy Bahama®, Lilly Pulitzer® and Southern Tide® lifestyle brands, as well as certain licensed and private label apparel products. During Fiscal 2015, 91% of our net sales were from products bearing brands that we own, and 66% of our net sales were sales of our products through our direct to consumer channels of distribution. In Fiscal 2015, more than 95% of our consolidated net sales were to customers located in the United States, with the sales outside the United States primarily being sales of our Tommy Bahama products in Canada and the Asia-Pacific region.
Our business strategy is to develop and market compelling lifestyle brands and products that evoke a strong emotional response from our target consumers. We consider lifestyle brands to be those brands that have a clearly defined and targeted point of view inspired by an appealing lifestyle or attitude.  Furthermore, we believe that lifestyle brands like Tommy Bahama, Lilly Pulitzer and Southern Tide, that create an emotional connection with consumers, can command greater loyalty and higher price points at retail and create licensing opportunities, which may result in higher earnings. We believe that the attraction of a lifestyle brand is dependent on creating compelling product, effectively communicating the respective lifestyle brand message and distributing the product to the consumer where and when they want it.
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
We distribute our owned lifestyle branded products through our direct to consumer channels, consisting of our Tommy Bahama and Lilly Pulitzer retail stores and our e-commerce sites for Tommy Bahama, Lilly Pulitzer and Southern Tide, and our wholesale distribution channel. Our direct to consumer operations provide us with the opportunity to interact directly with our customers, present to them a broad assortment of our current season products and provide an opportunity for consumers to be immersed in the theme of the lifestyle brand. We believe that presenting our products in a setting specifically designed to showcase the lifestyle on which the brands are based enhances the image of our brands. Our Tommy Bahama and Lilly Pulitzer full-price retail stores provide high visibility for our brands and products, and allow us to stay close to the preferences of our consumers, while also providing a platform for long-term growth for the brands. In Tommy Bahama, we also operate a limited number of restaurants, generally adjacent to a Tommy Bahama full-price retail store location, which we believe further enhance the brand's image with consumers.
Additionally, our e-commerce websites, which represented 17% of our consolidated net sales in Fiscal 2015, provide the opportunity to increase revenues by reaching a larger population of consumers and at the same time allow our brands to provide a broader range of products. Our e-commerce flash clearance sales on our websites and our Tommy Bahama outlet stores play an important role in overall brand and inventory management by allowing us to sell discontinued and out-of-season products in brand appropriate settings and at better prices than are typically available from third parties.
The wholesale operations of our lifestyle brands complement our direct to consumer operations and provide access to a larger group of consumers. As we seek to maintain the integrity of our lifestyle brands by limiting promotional activity in our full-price retail stores and e-commerce websites, we generally target wholesale customers that follow this same approach in their stores. Our wholesale customers for our Tommy Bahama, Lilly Pulitzer and Southern Tide brands include better department stores and specialty stores.
Within our Lanier Apparel operating group, we sell tailored clothing and sportswear products under licensed brands, private labels and owned brands to department stores, national chains, warehouse clubs, discount retailers, specialty retailers and others throughout the United States.
All of our operating groups operate in highly competitive apparel markets in which numerous U.S.-based and foreign apparel firms compete. No single apparel firm or small group of apparel firms dominates the apparel industry, and our direct competitors vary by operating group and distribution channel. We believe that the principal competitive factors in the apparel industry are reputation, value, and image of brand names; design; consumer preference; price; quality; marketing; and customer service.

The apparel industry is cyclical and very dependent upon the overall level and focus of discretionary consumer spending, which changes as regional, domestic and international economic conditions change. Often, negative economic conditions have a longer and more severe impact on the apparel industry than these conditions may have on other industries.  We believe the global economic conditions and resulting economic uncertainty that have prevailed in recent years continue to impact our business, and the apparel industry as a whole. Although general signs of economic improvements exist, the apparel retail environment continues to be impacted adversely by declines in consumer traffic and remains highly promotional.

We believe the retail apparel market is evolving very rapidly and in ways that are having a disruptive impact on traditional fashion retailing. The application of technology, including the internet and mobile devices, to fashion retail provides consumers increasing access to multiple, responsive distribution platforms and an unprecedented ability to communicate directly with brands, retailers and others. As a result, consumers have more information and broader, faster and cheaper access to goods than they have ever had before. This, along with the coming of age of the “millennial” generation, is revolutionizing the way that consumers shop for fashion and other goods.  The evidence is increasingly apparent with marked weakness in department stores and mall-based retailers and the growth in internet purchases. While this evolution in the fashion retail industry presents significant risks, especially for traditional retailers who fail or are unable to adapt, we believe it also presents a tremendous opportunity for brands and retailers. We believe our brands have attributes that are true competitive advantages in this new retailing paradigm and are leveraging technology to serve our consumers when and where they want to be served.

Therefore, we continue to believe that our lifestyle brands are well suited to succeed and thrive in the long-term while managing the various challenges facing our industry. Specifically, we believe our lifestyle brands have significant opportunities for long-term growth in their direct to consumer businesses. This growth can be achieved through prudent expansion of bricks and mortar retail store operations, by adding additional retail store locations and increasing comparable retail store sales, and higher sales in our e-commerce operations, which are expected to grow at a faster rate than bricks and mortar comparable retail store sales. Our lifestyle brands also have an opportunity for moderate sales increases in their wholesale businesses in the long-term primarily from current customers adding to their existing door count and increasing their on-line business, increased sales to on-line retailers and the selective addition of new wholesale customers who generally follow a full-price retail model. We also believe that there are opportunities for modest sales growth for Lanier Apparel in the future through new product programs for existing and new customers.

We believe that we must continue to invest in our lifestyle brands in order to take advantage of their long-term growth opportunities. Investments include capital expenditures primarily related to the direct to consumer operations such as technology enhancements, e-commerce initiatives, retail store and restaurant build-out for new and relocated locations as well as remodels, and distribution center and administrative office expansion initiatives. Additionally, while we anticipate increased employment, advertising and other costs in key functions to support the ongoing business operations and fuel future sales growth, we remain focused on appropriately managing our operating expenses.

We continue to believe that it is important to maintain a strong balance sheet and liquidity. We believe that positive cash flow from operations in the future coupled with the strength of our balance sheet and liquidity will provide us with sufficient resources to fund future investments in our owned lifestyle brands. While we believe that we have significant opportunities to appropriately deploy our capital and resources in our existing lifestyle brands, we may continue to evaluate opportunities to add additional lifestyle brands to our portfolio if we identify appropriate targets which meet our investment criteria.
The following table sets forth our consolidated operating results from continuing operations (in thousands, except per share amounts) for the First Quarter of Fiscal 2016 compared to the First Quarter of Fiscal 2015:

	First Quarter of Fiscal 2016	First Quarter of Fiscal 2015
Net sales	$256,235	$260,394
Operating income	$32,006	$35,482
Net earnings from continuing operations	$20,177	$21,324
Net earnings from continuing operations per diluted share	$1.21	$1.29
The primary reason for the lower net earnings from continuing operations per diluted share in the First Quarter of Fiscal 2016 was lower operating income in Tommy Bahama and $0.8 million of transaction expenses associated with the Southern Tide acquisition that were recognized in Corporate and Other, partially offset by higher operating income in Lilly Pulitzer and Lanier Apparel as well as lower income tax expense.

Southern Tide Acquisition

On April 19, 2016, we acquired Southern Tide, LLC, which owns the Southern Tide lifestyle apparel brand. Southern Tide carries an extensive selection of men’s shirts, pants, shorts, outerwear, ties, swimwear, footwear and accessories, as well as a women’s collection. The brand’s products are sold through its wholesale operations to specialty stores and department stores as well as through its direct to consumer operations on the Southern Tide website.
The purchase price for the acquisition was $85 million in cash, subject to adjustment based on net working capital as of the closing date for the acquisition. After giving effect to a preliminary working capital adjustment, the purchase price paid was $91.9 million, net of the acquired cash of $2.4 million. We used borrowings under our revolving credit facility to finance the transaction. For additional information about the Southern Tide acquisition refer to note 4 to the unaudited condensed consolidated financial statements contained in this report.
Subsequent Event

On May 24, 2016, we amended and restated our revolving credit agreement primarily to (1) increase the borrowing capacity of the facility from $235 million to $325 million, (2) extend the maturity from November 2018 to May 2021 and (3) modify certain other provisions and restrictions from the Prior Credit Agreement. For additional information about our Revolving Credit Agreement, refer to "Liquidity and Capital Resources" included below and note 6 to the unaudited condensed consolidated financial statements contained in this report.

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

For purposes of our disclosures, we consider a comparable store to be, in addition to our e-commerce sites, a physical full-price retail store that was owned and open as of the beginning of the prior fiscal year and that did not have during the relevant periods, and is not within the current fiscal year scheduled to have, (1) a remodel resulting in the store being closed for an extended period of time (which we define as a period of two weeks or longer), (2) a greater than 15% change in the size of the retail space due to expansion, reduction or relocation to a new retail space, (3) a relocation to a new space that was significantly different from the prior retail space, or (4) a closing or opening of a Tommy Bahama restaurant adjacent to the retail store. For those stores which are excluded from comparable stores based on the preceding sentence, the stores continue to be excluded from comparable store sales until the criteria for a new store is met subsequent to the remodel, relocation or restaurant closing or opening. A store that is remodeled generally will continue to be included in our comparable store sales metrics as a store is not typically closed for a two week period during a remodel; however, in some cases a store may be closed for more than two weeks during a remodel. A store that is relocated generally will not be included in our comparable store sales metrics until that store has been open in the relocated space for the entirety of the prior fiscal year as the size or other characteristics of the store typically change significantly from the prior location. Additionally, any stores that were closed during the prior fiscal year or current fiscal year, or which we plan to close or vacate in the current fiscal year, are excluded from the definition of comparable store sales.

Definitions and calculations of comparable store sales differ among retail companies, and therefore comparable store sales metrics disclosed by us may not be comparable to the metrics disclosed by other companies.

RESULTS OF OPERATIONS

FIRST QUARTER OF FISCAL 2016 COMPARED TO FIRST QUARTER OF FISCAL 2015

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

	First Quarter Fiscal 2016		First Quarter Fiscal 2015		$ Change	% Change
Net sales	$256,235	100.0%	$260,394	100.0%	$(4,159)	(1.6)%
Cost of goods sold	104,103	40.6%	106,002	40.7%	(1,899)	(1.8)%
Gross profit	$152,132	59.4%	$154,392	59.3%	$(2,260)	(1.5)%
SG&A	124,166	48.5%	122,680	47.1%	1,486	1.2%
Royalties and other operating income	4,040	1.6%	3,770	1.4%	270	7.2%
Operating income	$32,006	12.5%	$35,482	13.6%	$(3,476)	(9.8)%
Interest expense, net	614	0.2%	773	0.3%	(159)	(20.6)%
Earnings from continuing operations before income taxes	$31,392	12.3%	$34,709	13.3%	$(3,317)	(9.6)%
Income taxes	11,215	4.4%	13,385	5.1%	(2,170)	(16.2)%
Net earnings from continuing operations	$20,177	7.9%	$21,324	8.2%	$(1,147)	(5.4)%
Loss from discontinued operations, net of taxes	—	NM	(4,068)	NM	4,068	100.0%
Net earnings	$20,177	7.9%	$17,256	NM	$2,921	16.9%

The discussion and tables below compare certain line items included in our statements of operations for the First Quarter of Fiscal 2016 to the First Quarter of Fiscal 2015. Each dollar and percentage change provided reflects the change between these periods unless indicated otherwise. Each dollar and share amount included in the tables is in thousands except for per share amounts. Individual line items of our consolidated statements of operations may not be directly comparable to those of our competitors, as classification of certain expenses may vary by company.

Unless otherwise indicated, all references to assets, liabilities, revenues and expenses in these financial statements reflect continuing operations and exclude any amounts related to our former Ben Sherman operating group, which is classified as discontinued operations, as discussed in Note 5 in our consolidated financial statements included in this report.

Net Sales

	First Quarter Fiscal 2016	First Quarter Fiscal 2015	$ Change	% Change
Tommy Bahama	$162,719	$172,669	$(9,950)	(5.8)%
Lilly Pulitzer	64,734	58,978	5,756	9.8%
Lanier Apparel	26,611	28,023	(1,412)	(5.0)%
Southern Tide	1,425	—	1,425	NM
Corporate and Other	746	724	22	3.0%
Total net sales	$256,235	$260,394	$(4,159)	(1.6)%

Consolidated net sales decreased $4.2 million, or 1.6%, in the First Quarter of Fiscal 2016 compared to the First Quarter of Fiscal 2015. The decrease in consolidated net sales was primarily driven by (1) a $9.2 million, or 9%, decrease in comparable store sales to $98.4 million in the First Quarter of Fiscal 2016 from $107.7 million in the First Quarter of Fiscal 2015, (2) a $2.3 million decrease in wholesale sales and (3) a $0.2 million decrease in net outlet store and flash clearance sales. These sales decreases were partially offset by (1) an incremental net sales increase of $5.4 million associated with the operation of additional full-price retail stores, (2) the $1.4 million of net sales of Southern Tide subsequent to its acquisition on April 19, 2016 and (3) a $0.7 million increase in restaurant sales in Tommy Bahama. The following table presents the proportion of our consolidated net sales by distribution channel for each period presented:

	First Quarter Fiscal 2016	First Quarter Fiscal 2015
Full-price retail stores and outlets	39%	39%
E-commerce	12%	12%
Restaurant	8%	8%
Wholesale	41%	41%
Total	100%	100%

Tommy Bahama:

The Tommy Bahama net sales decrease of $10.0 million, or 5.8%, was primarily driven by (1) a $9.7 million, or 13%, decrease in comparable store sales to $67.5 million in the First Quarter of Fiscal 2016 from $77.2 million in the First Quarter of Fiscal 2015, (2) a $3.0 million decrease in wholesale sales and (3) a $0.2 million decrease in net outlet store and flash clearance sales. These sales decreases were partially offset by (1) an incremental net sales increase of $2.3 million associated with the operation of additional full-price retail stores and (2) a $0.7 million increase in restaurant sales resulting from the operation of the Waikiki restaurant partially offset by lower sales in other locations. We believe the lower comparable store sales generally reflect macro-economic factors including lower traffic and a recent focus away from fashion apparel by consumers as well as a shift in the timing of certain of our loyalty card mailers from April in 2015 to May in 2016. The macro-economic conditions also unfavorably impacted the net sales in the wholesale business resulting in the delay of certain replenishment or in-season orders from wholesale customers.

As of April 30, 2016, we operated 166 Tommy Bahama stores globally, consisting of 109 full-price retail stores, 16 restaurant-retail locations and 41 outlet stores. As of May 2, 2015 we operated 156 Tommy Bahama stores consisting of 100 full-price retail stores, 15 restaurant-retail locations and 41 outlet stores. The following table presents the proportion of net sales by distribution channel for Tommy Bahama for each period presented:

	First Quarter Fiscal 2016	First Quarter Fiscal 2015
Full-price retail stores and outlets	47%	47%
E-commerce	11%	12%
Restaurant	13%	12%
Wholesale	29%	29%
Total	100%	100%

Lilly Pulitzer:

The Lilly Pulitzer net sales increase of $5.8 million, or 9.8%, was primarily a result of (1) an incremental net sales increase of $3.2 million associated with the operation of additional retail stores, (2) a $2.2 million increase in wholesale sales and (3) a $0.4 million, or 1%, increase in comparable store sales to $30.9 million in the First Quarter of Fiscal 2016 compared to $30.5 million in the First Quarter of Fiscal 2015. As of April 30, 2016, we operated 34 Lilly Pulitzer retail stores, after opening one and closing one retail store during the First Quarter of Fiscal 2016, compared to 30 retail stores as of May 2, 2015. The following table presents the proportion of net sales by distribution channel for Lilly Pulitzer for each period presented:

	First Quarter Fiscal 2016	First Quarter Fiscal 2015
Full-price retail stores	35%	33%
E-commerce	19%	20%
Wholesale	46%	47%
Total	100%	100%

Lanier Apparel:

The decrease in net sales for Lanier Apparel of $1.4 million, or 5.0%, was primarily due to a $4.9 million decrease in net sales in the private label tailored clothes business, which was partially offset by $1.9 million of increased sales in the sportswear business and $1.6 million of increased sales in the branded tailored clothes business. The lower sales in the private label tailored clothes business was due to lower sales in certain programs, including a pants program and various replenishment programs, reflecting lower volume as some programs were reduced while others were exited. The increased sales in the sportswear business was primarily due to increased volume in private label sportswear programs, while the increased sales in the branded tailored clothes business primarily reflects increased volume for certain new licensed tailored clothes programs, which exceeded reductions in other existing programs, including replenishment programs.

Southern Tide:

The net sales of Southern Tide reflect the sales of Southern Tide for the period from the date of acquisition on April 19, 2016 through April 30, 2016. We do not consider the sales for this short period to be indicative of expected net sales on an annual basis or for future periods. We estimate that net sales for the period from April 19, 2016 through the end of Fiscal 2016 will be between $30 million and $35 million with about 80% of the sales being wholesale sales and the remainder being e-commerce sales on the Southern Tide website.

Corporate and Other:

Corporate and Other net sales primarily consist of the net sales of our Lyons, Georgia distribution center to third-party warehouse customers as well as the impact of the elimination of any intercompany sales between our operating groups.

Gross Profit

The table below presents gross profit by operating group and in total for the First Quarter of Fiscal 2016 and the First Quarter of Fiscal 2015 as well as the change between those two periods. Our gross profit and gross margin, which is calculated as gross profit divided by net sales, may not be directly comparable to those of our competitors, as the statement of operations classification of certain expenses may vary by company.

	First Quarter Fiscal 2016	First Quarter Fiscal 2015	$ Change	% Change
Tommy Bahama	$98,792	$105,233	$(6,441)	(6.1)%
Lilly Pulitzer	43,343	40,105	3,238	8.1%
Lanier Apparel	8,590	8,108	482	5.9%
Southern Tide	569	—	569	NM
Corporate and Other	838	946	(108)	(11.4)%
Total gross profit	$152,132	$154,392	$(2,260)	(1.5)%
LIFO credit included in Corporate and Other	$(294)	$(330)
Inventory step-up charge included in Southern Tide	$153	$—

The decrease in consolidated gross profit was primarily driven by lower net sales in Tommy Bahama and Lanier Apparel partially offset by higher net sales in Lilly Pulitzer and Southern Tide. In addition to the impact of the changes in net sales, gross profit on a consolidated basis was impacted by the change in sales mix within each operating group as well as the proportion of consolidated net sales contributed by each operating group and gross margin within each operating group, as discussed below. The table below presents gross margin by operating group and in total for the First Quarter of Fiscal 2016 and First Quarter of Fiscal 2015.

	First Quarter Fiscal 2016	First Quarter Fiscal 2015
Tommy Bahama	60.7%	60.9%
Lilly Pulitzer	67.0%	68.0%
Lanier Apparel	32.3%	28.9%
Southern Tide	39.9%	NA
Corporate and Other	NM	NM
Consolidated gross margin	59.4%	59.3%

On a consolidated basis, gross margin increased slightly from the First Quarter of Fiscal 2015, primarily as a result of (1) improved gross margins in Lanier Apparel and (2) Lilly Pulitzer representing a greater proportion of consolidated net sales. The favorable impact of these items offset the unfavorable impact of lower gross margins in our Tommy Bahama and Lilly Pulitzer operating groups.

Tommy Bahama:

The decrease in Tommy Bahama's gross margin in First Quarter of Fiscal 2016 was primarily a result of lower gross margins in the Tommy Bahama outlet business reflecting more significant discounts to continue to move excess inventory timely as well as outlet store sales representing a slightly higher proportion of net sales.

Lilly Pulitzer:

The decrease in gross margin for Lilly Pulitzer was primarily driven by a change in merchandise mix reflecting a higher proportion of products that have a slightly lower gross margin in the current year.

Lanier Apparel:

The increase in gross margin for Lanier Apparel was primarily due to changes in sales mix reflecting higher proportions of branded business sales as well as greater proportions of net sales from higher gross margin programs within both the branded and private label businesses in the First Quarter of Fiscal 2016.

Southern Tide:

The gross profit of Southern Tide reflects the gross profit of Southern Tide for the period from the date of acquisition on April 19, 2016 through April 30, 2016 as well as a $0.2 million of incremental cost of goods sold associated with the step-up of inventory recognized pursuant to the purchase method of accounting at acquisition. We do not consider the gross profit or gross margin for this short period to be indicative of expected gross profit, or gross margin, on an annual basis or for future periods. During the full year of Fiscal 2016, we expect that the gross profit of Southern Tide will be unfavorably impacted by $3.0 million of incremental cost of goods sold related to the step-up of inventory recognized in purchase accounting at acquisition which will be expensed as the acquired inventory is sold.

Corporate and Other:

The gross profit in Corporate and Other in each period primarily reflects (1) the gross profit of our Lyons, Georgia distribution center operations, (2) the impact of LIFO accounting adjustments and (3) the impact of certain consolidating adjustments, including the elimination of intercompany sales between our operating groups, if any. Both the First Quarter of Fiscal 2016 and the First Quarter of Fiscal 2015 were favorably impacted by LIFO accounting credits.

SG&A

	First Quarter Fiscal 2016	First Quarter Fiscal 2015	$ Change	% Change
SG&A	$124,166	$122,680	$1,486	1.2%
SG&A as % of net sales	48.5%	47.1%
Amortization of intangible assets included in Tommy Bahama associated with Tommy Bahama Canada acquisition	$370	$394
Amortization of intangible assets included in Southern Tide	$50	$—
Transaction expenses associated with the Southern Tide acquisition included in Corporate and Other	762	—

The increase in SG&A was primarily due to (1) $4.4 million of incremental costs in the First Quarter of Fiscal 2016 associated with additional Tommy Bahama retail stores and restaurants and Lilly Pulitzer retail stores, (2) $0.9 million of increased occupancy costs associated with the higher rent structure related to the 2015 relocation of Tommy Bahama's office in Seattle and (3) $0.8 million of transaction expenses associated with the Southern Tide acquisition, which are included in Corporate and Other. These SG&A increases were partially offset by $4.6 million of lower incentive compensation.

SG&A included $0.5 million of amortization of intangible assets in both the First Quarter of Fiscal 2016 and the First Quarter of Fiscal 2015. We anticipate that amortization of intangible assets for Fiscal 2016 will be approximately $2.5 million, with approximately $0.7 million of the amortization related to the intangible assets acquired as part of the Southern Tide acquisition and $1.4 million of amortization related to Tommy Bahama's Canada acquisition. Amortization in Fiscal 2017 will likely be higher than the anticipated amount for Fiscal 2016, as Fiscal 2017 will include a full year of amortization expense related to the Southern Tide acquisition.

Royalties and other operating income

	First Quarter Fiscal 2016	First Quarter Fiscal 2015	$ Change	% Change
Royalties and other operating income	$4,040	$3,770	$270	7.2%

Royalties and other operating income in the First Quarter of Fiscal 2016 primarily reflect income received from third parties from the licensing of our Tommy Bahama and Lilly Pulitzer brands. The $0.3 million increase in royalties and other operating income reflects increased royalty income for Tommy Bahama.

Operating income (loss)

	First Quarter Fiscal 2016	First Quarter Fiscal 2015	$ Change	% Change
Tommy Bahama	$13,318	$20,775	$(7,457)	(35.9)%
Lilly Pulitzer	20,794	17,742	3,052	17.2%
Lanier Apparel	2,865	1,844	1,021	55.4%
Southern Tide	48	—	48	NM
Corporate and Other	(5,019)	(4,879)	(140)	(2.9)%
Total operating income	$32,006	$35,482	$(3,476)	(9.8)%
LIFO credit included in Corporate and Other	$(294)	$(330)
Inventory step-up charge included in Southern Tide	$153	$—
Amortization of intangible assets included in Tommy Bahama associated with Tommy Bahama Canada acquisition	$370	$394
Amortization of intangible assets included in Southern Tide	$50	$—
Transaction expenses associated with the Southern Tide acquisition included in Corporate and Other	762	—

The lower operating results in the First Quarter of Fiscal 2016 were primarily due to the lower operating results in Tommy Bahama partially offset by improved operating results in Lilly Pulitzer and Lanier Apparel. Changes in operating income (loss) by operating group are discussed below.

Tommy Bahama:

	First Quarter Fiscal 2016	First Quarter Fiscal 2015	$ Change	% Change
Net sales	$162,719	$172,669	$(9,950)	(5.8)%
Gross margin	60.7%	60.9%
Operating income	$13,318	$20,775	$(7,457)	(35.9)%
Operating income as % of net sales	8.2%	12.0%
Amortization of intangible assets included in Tommy Bahama associated with Tommy Bahama Canada acquisition	$370	$394

The lower operating results for Tommy Bahama were primarily due to lower sales and higher SG&A resulting in SG&A deleveraging. The higher SG&A for the First Quarter of Fiscal 2016 reflects $3.4 million of incremental SG&A associated with operating additional retail stores and restaurants, including pre-opening rent and set-up costs associated with new stores and restaurants and $0.9 million of increased occupancy costs associated with the higher rent structure related to the 2015 relocation of Tommy Bahama's office in Seattle. These SG&A increases were partially offset by lower incentive compensation amounts and other cost reductions.

Lilly Pulitzer:

	First Quarter Fiscal 2016	First Quarter Fiscal 2015	$ Change	% Change
Net sales	$64,734	$58,978	$5,756	9.8%
Gross margin	67.0%	68.0%
Operating income	$20,794	$17,742	$3,052	17.2%
Operating income as % of net sales	32.1%	30.1%

The increase in operating income in Lilly Pulitzer was primarily due to the higher net sales and SG&A leveraging in the current year partially offset by the impact of the lower gross margin. The higher SG&A for the First Quarter of Fiscal 2016 reflects increased SG&A to support the growing business, including infrastructure and advertising expenses, and $1.0 million of incremental SG&A associated with the cost of operating additional retail stores. These increases in SG&A were partially offset by lower incentive compensation amounts during the First Quarter of Fiscal 2016.

Lanier Apparel:

	First Quarter Fiscal 2016	First Quarter Fiscal 2015	$ Change	% Change
Net sales	$26,611	$28,023	$(1,412)	(5.0)%
Gross margin	32.3%	28.9%
Operating income	$2,865	$1,844	$1,021	55.4%
Operating income as % of net sales	10.8%	6.6%

The increase in operating income for Lanier Apparel was primarily due to lower SG&A and improved gross margin, which exceeded the impact of lower net sales. The lower SG&A primarily reflects lower royalty, advertising and sample expenses.

Southern Tide:

	First Quarter of Fiscal 2016	First Quarter of Fiscal 2015	$ Change	% Change
Net sales	$1,425	$—	$1,425	NM
Gross margin	39.9%	NA
Operating income	$48	$—	$48	NM
Inventory step-up charge included in Southern Tide	$153	$—
Amortization of intangible assets included in Southern Tide	$50	$—

The net sales, gross margin and operating income of Southern Tide reflects the results of Southern Tide for the period from the date of acquisition on April 19, 2016 through April 30, 2016. We do not consider the results for this short period to be indicative of expected results on an annual basis or for future periods. During Fiscal 2016, we expect that the gross profit of Southern Tide will be unfavorably impacted by $3.0 million of incremental cost of goods sold related to the step-up of inventory at acquisition, which will be recognized in cost of goods sold as the acquired inventory is sold, and that SG&A will include $0.7 million of amortization of intangible assets; however, these amounts may change as we finalize our valuation of acquired assets and liabilities. We do not anticipate any inventory step-up charges subsequent to Fiscal 2016, but we expect that the amortization of intangible assets will be recognized over a period of 15 years.

Corporate and Other:

	First Quarter Fiscal 2016	First Quarter Fiscal 2015	$ Change	% Change
Net sales	$746	$724	$22	3.0%
Operating loss	$(5,019)	$(4,879)	$(140)	(2.9)%
LIFO credit included in Corporate and Other	$(294)	$(330)
Transaction expenses associated with the Southern Tide acquisition included in Corporate and Other	$762	$—

The lower operating results in Corporate and Other were primarily due to the $0.8 million of transactions expenses associated with the Southern Tide acquisition, which was partially offset by lower incentive compensation amounts.

Interest expense, net

	First Quarter Fiscal 2016	First Quarter Fiscal 2015	$ Change	% Change
Interest expense, net	$614	$773	$(159)	(20.6)%

Interest expense for the First Quarter of Fiscal 2016 decreased from the prior year primarily due to lower average debt outstanding during the First Quarter of Fiscal 2016 compared to the First Quarter of Fiscal 2015. The lower average debt outstanding in the First Quarter of Fiscal 2016 was primarily a result of the use of proceeds from the July 2015 sale of Ben Sherman for debt repayment partially offset by increased debt subsequent to the acquisition of Southern Tide on April 19, 2016.

Income taxes

	First Quarter Fiscal 2016	First Quarter Fiscal 2015	$ Change	% Change
Income taxes	$11,215	$13,385	$(2,170)	(16.2)%
Effective tax rate	35.7%	38.6%

Income tax expense for the First Quarter of Fiscal 2016 decreased, reflecting lower earnings and a lower effective tax rate. The lower effective tax rate in First Quarter of Fiscal 2016 compared to the First Quarter of Fiscal 2015 was primarily due to (1) improved operating results in our Hong-Kong based sourcing operations and Tommy Bahama Asia-Pacific retail operations resulting in the utilization of certain foreign net operating loss carryforward amounts, (2) lower domestic earnings and (3) certain favorable discrete items, including the tax benefit associated with the vesting of restricted stock awards during the First Quarter of Fiscal 2016. Our effective tax rate for Fiscal 2016 is expected to be approximately 36%, reflecting the favorable impact of our foreign operations, including the utilization of foreign operating loss carryforwards, on our consolidated effective tax rate.

Net earnings from continuing operations

	First Quarter Fiscal 2016	First Quarter Fiscal 2015
Net earnings from continuing operations	$20,177	$21,324
Net earnings from continuing operations per diluted share	$1.21	$1.29
Weighted average shares outstanding - diluted	16,617	16,525

The primary reason for the lower net earnings from continuing operations per diluted share in the First Quarter of Fiscal 2016 was lower operating income in Tommy Bahama and $0.8 million of transaction expenses associated with the Southern Tide acquisition that were recognized in Corporate and Other, partially offset by higher operating income in Lilly Pulitzer and Lanier Apparel as well as lower income tax expense.

Discontinued operations

	First Quarter Fiscal 2016	First Quarter Fiscal 2015	$ Change	% Change
Loss from discontinued operations, net of taxes	$—	$(4,068)	$4,068	100.0%

The net loss from discontinued operations, net of taxes in the First Quarter of Fiscal 2015 reflects the operations of our former Ben Sherman operating group, which was sold during the Second Quarter of Fiscal 2015. We do not anticipate significant operations or earnings related to the discontinued operations in future periods, with cash flow attributable to discontinued operations in future periods primarily limited to amounts associated with certain retained lease obligations. The estimated lease liability represents our best estimate of the net loss anticipated with respect to the retained lease obligations; however, the ultimate loss to be recognized remains uncertain as the amount of any sub-lease income is dependent upon negotiated terms of any sub-lease agreements entered into for the spaces in the future.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Our primary source of revenue and cash flow is through our design, sourcing, marketing and distribution of branded apparel products bearing the trademarks of our Tommy Bahama, Lilly Pulitzer and Southern Tide lifestyle brands, as well as certain licensed and private label products. Our primary uses of cash flow include the purchase of products in the operation of our business, as well as operating expenses including employee compensation and benefits, occupancy-related costs, marketing and advertising costs, other general and administrative expenses and the payment of periodic interest payments related to our financing arrangements. Additionally, we use cash for the funding of capital expenditures and dividends and repayment of indebtedness. In the ordinary course of business, we maintain certain levels of inventory and extend credit to our wholesale customers. Thus, we require a certain amount of working capital to operate our business. If cash inflows are less than cash outflows, we have access to amounts under our Revolving Credit Agreement, subject to its terms, which is described below. We may seek to finance our future cash requirements through various methods, including cash flow from operations, borrowings under our current or additional credit facilities, sales of debt or equity securities and cash on hand.
As of April 30, 2016, we had $7.0 million of cash and cash equivalents on hand, with $152.9 million of borrowings outstanding and $77.5 million of availability under our Prior Credit Agreement. We believe our balance sheet and anticipated future positive cash flow from operating activities provide us with ample opportunity to continue to invest in our brands and our direct to consumer initiatives.

Key Liquidity Measures

($ in thousands)	April 30, 2016	January 30, 2016	May 2, 2015	January 31, 2015
Total current assets	$255,550	$216,796	$297,021	$258,545
Total current liabilities	$109,370	$128,899	$135,469	$159,942
Working capital	$146,180	$87,897	$161,552	$98,603
Working capital ratio	2.34	1.68	2.19	1.62
Debt to total capital ratio	30%	12%	30%	27%

Our working capital ratio is calculated by dividing total current assets by total current liabilities. Current assets decreased from May 2, 2015 to April 30, 2016 primarily due to the disposal of the discontinued operations during the Second Quarter of Fiscal 2015, partially offset by the current assets related to the Southern Tide business acquired during the First Quarter of Fiscal 2016, as well as increases in inventories in our other operating groups. The May 2, 2015 balance sheet included $70.6 million of current assets related to discontinued operations with no current assets related to discontinued operations as of April 30, 2016. Current liabilities decreased primarily due to the disposal of the discontinued operations during the Second Quarter of Fiscal 2015, resulting in a decrease in current liabilities related to discontinued operations of $18.2 million. Changes in current assets and current liabilities are discussed below.

For the ratio of debt to total capital, debt is defined as short-term and long-term debt included in continuing operations, and total capital is defined as debt plus shareholders' equity. Debt was $152.9 million at April 30, 2016 and $130.6 million at May 2, 2015, while shareholders’ equity was $352.4 million at April 30, 2016 and $306.0 million at May 2, 2015. The increase in debt since May 2, 2015 was primarily due to the payment of $91.9 million related to the Southern Tide acquisition, $71.8 million of capital expenditures and the payment of $17.0 million of dividends which were partially offset by $102.0 million of cash flow from operations and proceeds of $57.3 million from the sale of Ben Sherman. Shareholders' equity increased from May 2, 2015, primarily as a result of net earnings less dividends paid and the change in accumulated other comprehensive loss. Our debt levels and ratio of debt to total capital in future periods may not be comparable to historical amounts as we continue to assess, and possibly make changes to, our capital structure. Changes in our capital structure in the future, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Balance Sheet

The following tables set forth certain information included in our consolidated balance sheets (in thousands). For each line item included in our consolidated balance sheet related to discontinued operations, the decrease in those amounts from prior periods reflects the disposal of the discontinued Ben Sherman operations during the Second Quarter of Fiscal 2015. Additionally, as a result of the First Quarter of Fiscal 2016 acquisition of Southern Tide a number of line items in our balance sheet increased as discussed below. Below each table are explanations for any significant changes in the balances from May 2, 2015 to April 30, 2016.

Current Assets:

	April 30, 2016	January 30, 2016	May 2, 2015	January 31, 2015
Cash and cash equivalents	$6,974	$6,323	$8,913	$5,281
Receivables, net	81,493	59,065	82,338	64,587
Inventories, net	143,641	129,136	114,376	120,613
Prepaid expenses	23,442	22,272	20,774	19,941
Assets related to discontinued operations, net	—	—	70,620	48,123
Total current assets	$255,550	$216,796	$297,021	$258,545

Cash and cash equivalents as of April 30, 2016 and May 2, 2015 include typical cash amounts maintained on an ongoing basis in our operations, which generally ranges from $5 million to $10 million at any given time. Any excess cash generally is used to repay amounts outstanding under our revolving credit agreement. The decrease in receivables, net as of April 30, 2016 was primarily a result of lower wholesale sales in the last two months of the First Quarter of Fiscal 2016 compared to the last two months of the First Quarter of Fiscal 2015, partially offset by the receivables related to the Southern Tide business. Inventories, net as of April 30, 2016 increased from May 2, 2015 primarily as a result of (1) inventories related to the Southern Tide business and (2) increased inventories in each of our other operating groups for anticipated sales increases in the Second Quarter of Fiscal 2016 and resulting from lower sales than our plan during the First Quarter of Fiscal 2016. We believe that inventory levels in each operating group are appropriate to support anticipated sales levels for the Second Quarter of Fiscal 2016. Prepaid expenses increased primarily as a result of the prepaid expenses associated with the Southern Tide business as well as the timing of payment and recognition of the related expense for certain prepaid items including maintenance and other service contracts, rent and advertising.

Non-current Assets:

	April 30, 2016	January 30, 2016	May 2, 2015	January 31, 2015
Property and equipment, net	$185,971	$184,094	$149,279	$146,039
Intangible assets, net	185,416	143,738	145,902	146,134
Goodwill	50,058	17,223	17,313	17,296
Other non-current assets, net	21,800	20,839	23,044	22,646
Assets related to discontinued operations, net	—	—	—	31,747
Total non-current assets	$443,245	$365,894	$335,538	$363,862

The increase in property and equipment, net at April 30, 2016 from May 2, 2015 primarily resulted from capital expenditures in the twelve months ended April 30, 2016 partially offset by depreciation expense subsequent to May 2, 2015. The increases in intangible assets, net and goodwill at April 30, 2016 were primarily due to the acquisition of the Southern Tide business.

Liabilities:

	April 30, 2016	January 30, 2016	May 2, 2015	January 31, 2015
Total current liabilities	$109,370	$128,899	$135,469	$159,942
Long-term debt	152,905	43,975	130,572	104,842
Other non-current liabilities	67,551	67,188	56,154	56,286
Deferred taxes	12,323	3,657	4,365	5,161
Non-current liabilities related to discontinued operations	4,278	4,571	—	5,571
Total liabilities	$346,427	$248,290	$326,560	$331,802

Current liabilities as of April 30, 2016 decreased compared to May 2, 2015 reflecting our disposal of the Ben Sherman discontinued operations, which reduced current liabilities by $18.2 million. Additionally, the net impact of increased accounts payable and decreases in income taxes payable, accrued compensation and other accrued expenses generally offset. The increase in debt since May 2, 2015 was primarily due to the payment of $91.9 million related to the Southern Tide acquisition, $71.8 million of capital expenditures and the payment of $17.0 million of dividends, which were partially offset by $102.0 million of cash flow from operations and proceeds of $57.3 million from the sale of Ben Sherman. Other non-current liabilities increased as of April 30, 2016 compared to May 2, 2015 primarily due to increases in deferred rent liabilities, including tenant improvement allowances from landlords. The increase in deferred taxes was primarily due to the impact of purchase accounting on basis differences for the acquired assets of Southern Tide and timing differences associated with depreciation, amortization and accrued compensation, which were partially offset by timing differences associated with leases and inventory.

Statement of Cash Flows

The following table sets forth the net cash flows, including continuing and discontinued operations, for the First Quarter of Fiscal 2016 and First Quarter of Fiscal 2015 (in thousands):

	First Quarter Fiscal 2016	First Quarter Fiscal 2015
Net cash provided by operating activities	$1,697	$5,071
Net cash used in investing activities	(104,483)	(11,907)
Net cash provided by financing activities	103,165	10,405
Net change in cash and cash equivalents	$379	$3,569

Cash and cash equivalents on hand were $7.0 million and $8.9 million at April 30, 2016 and May 2, 2015, respectively. Changes in cash flows in the First Quarter of Fiscal 2016 and the First Quarter of Fiscal 2015 related to operating activities, investing activities and financing activities which are discussed below.

Operating Activities:

In the First Quarter of Fiscal 2016 and First Quarter of Fiscal 2015, operating activities provided $1.7 million and $5.1 million of cash, respectively. The cash flow from operating activities was primarily the result of net earnings for the relevant period adjusted, as applicable, for non-cash activities including depreciation, amortization and equity-based compensation expense as well as the net impact of changes in our working capital accounts. Working capital account changes had an unfavorable impact on cash flow from operations in the First Quarter of Fiscal 2016 and the First Quarter of Fiscal 2015 primarily due to the impact of seasonality on our business. In the First Quarter of Fiscal 2016 the more significant changes in working capital accounts were a decrease in current liabilities and an increase in receivables, net, each of which decreased cash flow from operations. In the First Quarter of Fiscal 2015 the more significant changes in cash flow also were also a decrease in current liabilities and an increase in receivables, net, partially offset by a decrease in inventories, net.

Investing Activities:

During the First Quarter of Fiscal 2016 and First Quarter of Fiscal 2015, investing activities used $104.5 million and $11.9 million of cash, respectively. In the First Quarter of Fiscal 2016, we paid $91.9 million of cash for the acquisition of Southern Tide, $10.6 million for capital expenditures and $2.0 million for the final working capital settlement associated with our Ben Sherman discontinued operations. In the First Quarter of Fiscal 2015, all investing cash flow activities consisted of our capital expenditures.

Financing Activities:

During the First Quarter of Fiscal 2016 and First Quarter of Fiscal 2015, financing activities provided $103.2 million and $10.4 million of cash, respectively. In the First Quarter of Fiscal 2016, we increased debt primarily for the purpose of purchasing the Southern Tide business, funding our capital expenditures, payment of dividends and funding the final working capital settlement associated with our Ben Sherman discontinued operations. In First Quarter of Fiscal 2015, we increased debt primarily as a result of our cash needs to fund the final contingent consideration payment for the Lilly Pulitzer acquisition, capital expenditures and dividends, which exceeded our cash flow from operations during the period. During the First Quarter of Fiscal 2016 and the First Quarter of Fiscal 2015, we paid $4.5 million and $4.2 million of dividends, respectively.

Liquidity and Capital Resources

We had $152.9 million of borrowings outstanding as of April 30, 2016 under our Prior Credit Agreement. On May 24, 2016, we amended and restated our Prior Credit Agreement by entering into the Revolving Credit Agreement. The Revolving Credit Agreement (i) increased the borrowing capacity of the facility from $235 million to $325 million, (ii) extended the maturity from November 2018 to May 2021 and (iii) modified certain other provisions and restrictions. The Revolving Credit Agreement may be used to refinance existing debt, to fund working capital, to fund future acquisitions and for general corporate purposes.

The Revolving Credit Agreement generally (i) is limited to a borrowing base consisting of specified percentages of eligible categories of assets, (ii) accrues variable-rate interest (weighted average borrowing rate of 1.8% as of April 30, 2016), unused line fees and letter of credit fees based upon average unused availability and/or utilization, (iii) requires periodic interest payments with principal due at maturity (May 2021) and (iv) is secured by a first priority security interest in substantially all of the assets of Oxford Industries, Inc. and substantially all of its domestic subsidiaries including accounts receivable, books and records, chattel paper, deposit accounts, equipment, certain general intangibles, inventory, investment property (including the equity interests of certain subsidiaries), negotiable collateral, life insurance policies, supporting obligations, commercial tort claims, cash and cash equivalents, eligible trademarks, proceeds and other personal property.

To the extent cash flow needs exceed cash flow provided by our operations we will have access, subject to its terms, to our line of credit to provide funding for operating activities, capital expenditures and acquisitions, if any. Our credit facility is also used to finance trade letters of credit for product purchases, which reduce the amounts available under our line of credit when issued. As of April 30, 2016, $4.6 million of letters of credit were outstanding against our Prior Credit Agreement. After considering these limitations and the amount of eligible assets in our borrowing base, as applicable, as of April 30, 2016, we had $77.5 million in unused availability under the Prior Credit Agreement, subject to the certain limitations on borrowings, while unused availability under the Revolving Credit Agreement would have increased by more than $50 million if the Revolving Credit Agreement had been finalized prior to April 30, 2016 as our eligible assets exceeded $235 million on that date.

Covenants and Other Restrictions:

The Revolving Credit Agreement is subject to a number of affirmative covenants regarding the delivery of financial information, compliance with law, maintenance of property, insurance requirements and conduct of business. Also, our Revolving Credit Agreement is subject to certain negative covenants or other restrictions including, among other things, limitations on our ability to (i) incur debt, (ii) guaranty certain obligations, (iii) incur liens, (iv) pay dividends to shareholders, (v) repurchase shares of our common stock, (vi) make investments, (vii) sell assets or stock of subsidiaries, (viii) acquire assets or businesses, (ix) merge or consolidate with other companies or (x) prepay, retire, repurchase or redeem debt.

Further, the Revolving Credit Agreement contains a financial covenant that applies if excess availability under the agreement for three consecutive days is less than the greater of (i) $23.5 million or (ii) 10% of availability. In such case, our fixed charge coverage ratio as defined in the Revolving Credit Agreement must not be less than 1.0 to 1.0 for the immediately preceding 12 fiscal months for which financial statements have been delivered. This financial covenant continues to apply until we have maintained excess availability under the Revolving Credit Agreement of more than the greater of (i) $23.5 million or (ii) 10% of availability for 30 consecutive days.
We believe that the affirmative covenants, negative covenants, financial covenants and other restrictions under the Revolving Credit Agreement are customary for those included in similar facilities entered into at the time we entered into our agreement.
During the First Quarter of Fiscal 2016 and as of April 30, 2016, no financial covenant testing was required pursuant to our Prior Credit Agreement as the minimum availability threshold was met at all times. As of April 30, 2016, we were compliant with all covenants related to our Prior Credit Agreement. Additionally, no financial covenant testing would have been required during the First Quarter of Fiscal 2016 pursuant to the Prior Credit Agreement or the Revolving Credit Agreement.
Other Liquidity Items:
We anticipate that we will be able to satisfy our ongoing cash requirements, which generally consist of working capital and other operating activity needs, capital expenditures, interest payments on our debt and dividends, if any, primarily from positive cash flow from operations supplemented by borrowings under our line of credit. Our need for working capital is typically seasonal with the greatest requirements generally in the fall and spring of each year. Our capital needs will depend on many factors including our growth rate, the need to finance inventory levels and the success of our various products. We anticipate that at the maturity of the Revolving Credit Agreement or as otherwise deemed appropriate, we will be able to refinance the facility and/or obtain other financing on terms available in the market at that time. The terms of any future financing arrangements may not be as favorable as the terms of the current agreement or current market terms.
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
Our contractual obligations as of April 30, 2016 have not changed materially from the contractual obligations outstanding at January 30, 2016, as disclosed in our Annual Report on Form 10-K for Fiscal 2015 filed with the SEC, other than the amendment and restatement of our Prior Credit Agreement and changes in amounts outstanding under our revolving credit agreement.
Our anticipated capital expenditures for Fiscal 2016, including the $10.6 million incurred in the First Quarter of Fiscal 2016, are expected to be approximately $55 million compared to $73.1 million in Fiscal 2015. These expenditures are expected to consist primarily of costs associated with information technology initiatives, including e-commerce capabilities, opening and relocating retail stores and remodeling retail stores and restaurants.
Off Balance Sheet Arrangements

We have not entered into agreements which meet the SEC’s definition of an off balance sheet financing arrangement, other than operating leases, and have made no financial commitments to or guarantees with respect to any unconsolidated subsidiaries or special purpose entities.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. On an ongoing basis, we evaluate our estimates, including those related to receivables, inventories, goodwill, intangible assets, income taxes, contingencies and other accrued expenses. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that we have appropriately applied our critical accounting policies. However, in the event that inappropriate assumptions or methods were used relating to our critical accounting policies, our consolidated statements of operations could be misstated. Our critical accounting policies and estimates are discussed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for Fiscal 2015. There have not been any significant changes to the application of our critical accounting policies and estimates during the First Quarter of Fiscal 2016.

Additionally, a detailed summary of significant accounting policies is included in Note 1 to our consolidated financial statements contained in our Annual Report on Form 10-K for Fiscal 2015.

SEASONAL ASPECTS OF OUR BUSINESS
Each of our operating groups is impacted by seasonality as the demand by specific product or style, as well as by distribution channel, may vary significantly depending on the time of year. For details of the impact of seasonality on each of our operating groups, see the business discussion under the caption "Seasonal Aspects of Business" for each operating group as discussed in Part I, Item 1, Business in our Annual Report on Form 10-K for Fiscal 2015. The following table presents our percentage of net sales and operating income from continuing operations by quarter for Fiscal 2015:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	27%	26%	20%	27%
Operating income (loss)	36%	36%	(1)%	29%
As the timing of certain unusual or non-recurring items, economic conditions, wholesale product shipments, weather or other factors affecting our business may vary from one year to the next, we do not believe that net sales or operating income for any particular quarter or the distribution of net sales and operating income for Fiscal 2015 are necessarily indicative of anticipated results for a full fiscal year or expected distribution in future years. As an example, the Third Quarter of Fiscal 2015 was unfavorably impacted by the increased occupancy costs associated with duplicate rent expense, moving costs and higher rent structure related to the relocation of Tommy Bahama's office in Seattle, Washington as well as pre-opening rent and set-up costs associated with the Tommy Bahama Waikiki retail-restaurant location. Our third quarter has historically been our smallest net sales and operating income quarter and that result is expected to continue as we continue the expansion of our retail store operations in the future.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain interest rate, foreign currency, commodity and inflation risks as discussed in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for Fiscal 2015. There

have not been any significant changes in our exposure to these risks during the First Quarter of Fiscal 2016 except that as a result of our acquisition of the assets and operations of Southern Tide in the First Quarter of Fiscal 2016, our debt levels in Fiscal 2016 are expected to be higher than our debt levels in Fiscal 2015, resulting in a more significant exposure to changes in interest rates.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the First Quarter of Fiscal 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the ordinary course of business, we may become subject to litigation or claims. We are not currently a party to any litigation or regulatory action that we believe could reasonably be expected to have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 1A. RISK FACTORS

Our business is subject to numerous risks.  Investors should carefully consider the factors discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for Fiscal 2015, which could materially affect our business, financial condition or operating results.  The risks described in our Annual Report on Form 10-K for Fiscal 2015 are not the only risks facing our company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)         During the First Quarter of Fiscal 2016, we did not make any unregistered sales of our equity securities.

(c)          We have certain stock incentive plans as described in Note 7 to our consolidated financial statements included in our Annual Report on Form 10-K for Fiscal 2015, all of which are publicly announced plans. During the the First Quarter of Fiscal 2016, we purchased the following equity awards pursuant to these plans to cover employee tax liabilities related to the vesting of equity awards:

Fiscal Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
February (1/31/16 - 2/27/16)	922	$69.86	0	0
March (02/28/16 - 4/2/16)	22,078	$67.23	0	0
April (4/3/16 - 4/30/16)	—	$—	0	0
Total	23,000	$67.34	0	0

In Fiscal 2012, our Board of Directors authorized us to spend up to $50 million to repurchase shares of our stock. This authorization superseded and replaced all previous authorizations to repurchase shares of our stock and has no automatic expiration. As of April 30, 2016, no shares of our stock had been repurchased pursuant to this authorization.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

2.1
Membership Interest and Stock Purchase Agreement, dated April 19, 2016, by and among S/T Group Blocker, Inc.; GCP Southern Tide Coinvest, Inc.; S/T Group Holdings, LLC; the Sellers identified therein; Brazos Equity GP III, as the Sellers’ Representative; and Oxford of South Carolina, Inc. Incorporated by reference to Exhibit 2.1 to the Company's Form 8-K filed on April 20, 2016.

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

June 8, 2016	OXFORD INDUSTRIES, INC.
(Registrant)

/s/ K. Scott Grassmyer
K. Scott Grassmyer
Executive Vice President - Finance, Chief Financial Officer and Controller
(Authorized Signatory)