Form 10-Q
period 2016-07-30
OXFORD INDUSTRIES INC
filed 2016-09-01
CIK 75288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 30, 2016

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of shares outstanding
Title of each class	as of August 26, 2016
Common Stock, $1 par value	16,769,408

OXFORD INDUSTRIES, INC.
INDEX TO FORM 10-Q
For the Second Quarter of Fiscal 2016

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
DEFINITIONS

As used in this report, unless the context requires otherwise, “our,” “us” or “we” means Oxford Industries, Inc. and its consolidated subsidiaries; “SG&A” means selling, general and administrative expenses; “SEC” means U.S. Securities and Exchange Commission; “FASB” means Financial Accounting Standards Board; “ASC” means the FASB Accounting Standards Codification; “GAAP” means generally accepted accounting principles in the United States; and "discontinued operations" means the assets and operations of our former Ben Sherman operating group which we sold in July 2015. Unless otherwise indicated, all references to assets, liabilities, revenues, expenses or other information in this report reflect continuing operations and exclude any amounts related to discontinued operations. Additionally, the terms listed below reflect the respective period noted:

Fiscal 2017	53 weeks ending February 3, 2018
Fiscal 2016	52 weeks ending January 28, 2017
Fiscal 2015	52 weeks ended January 30, 2016
Fourth Quarter Fiscal 2016	13 weeks ending January 28, 2017
Third Quarter Fiscal 2016	13 weeks ending October 29, 2016
Second Quarter Fiscal 2016	13 weeks ended July 30, 2016
First Quarter Fiscal 2016	13 weeks ended April 30, 2016
Fourth Quarter Fiscal 2015	13 weeks ended January 30, 2016
Third Quarter Fiscal 2015	13 weeks ended October 31, 2015
Second Quarter Fiscal 2015	13 weeks ended August 1, 2015
First Quarter Fiscal 2015	13 weeks ended May 2, 2015
First Half Fiscal 2016	26 weeks ended July 30, 2016
First Half Fiscal 2015	26 weeks ended August 1, 2015

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OXFORD INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
($ in thousands, except par amounts)
(unaudited)

	July 30, 2016	January 30, 2016	August 1, 2015
ASSETS
Current Assets
Cash and cash equivalents	$8,192	$6,323	$13,661
Receivables, net	61,081	59,065	57,108
Inventories, net	133,662	129,136	104,786
Prepaid expenses	22,917	22,272	22,163
Assets related to discontinued operations, net	—	—	49
Total Current Assets	$225,852	$216,796	$197,767
Property and equipment, net	190,195	184,094	170,283
Intangible assets, net	186,565	143,738	145,010
Goodwill	50,911	17,223	17,254
Other non-current assets, net	23,041	20,839	22,753
Total Assets	$676,564	$582,690	$553,067

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$58,957	$68,306	$48,337
Accrued compensation	20,689	30,063	30,538
Income tax payable	3,994	1,470	5,016
Other accrued expenses and liabilities	28,969	26,666	26,780
Liabilities related to discontinued operations	—	2,394	6,868
Total Current Liabilities	$112,609	$128,899	$117,539
Long-term debt	105,941	43,975	45,000
Other non-current liabilities	68,529	67,188	63,420
Deferred taxes	12,620	3,657	2,452
Liabilities related to discontinued operations	3,469	4,571	—
Commitments and contingencies
Shareholders’ Equity
Common stock, $1.00 par value per share	16,769	16,601	16,584
Additional paid-in capital	127,595	125,477	122,063
Retained earnings	234,142	199,151	192,153
Accumulated other comprehensive loss	(5,110)	(6,829)	(6,144)
Total Shareholders’ Equity	$373,396	$334,400	$324,656
Total Liabilities and Shareholders’ Equity	$676,564	$582,690	$553,067

See accompanying notes.

OXFORD INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
($ in thousands, except per share amounts)
 (unaudited)

	Second Quarter Fiscal 2016	Second Quarter Fiscal 2015	First Half Fiscal 2016	First Half Fiscal 2015
Net sales	$282,996	$250,689	$539,231	$511,084
Cost of goods sold	117,290	99,603	221,393	205,605
Gross profit	$165,706	$151,086	$317,838	$305,479
SG&A	130,348	119,963	254,514	242,643
Royalties and other operating income	3,332	3,623	7,372	7,393
Operating income	$38,690	$34,746	$70,696	$70,229
Interest expense, net	1,177	737	1,791	1,512
Earnings from continuing operations before income taxes	$37,513	$34,009	$68,905	$68,717
Income taxes	13,638	12,959	24,853	26,344
Net earnings from continuing operations	$23,875	$21,050	$44,052	$42,373
Loss from discontinued operations, net of taxes	—	(23,070)	—	(27,138)
Net earnings (loss)	$23,875	$(2,020)	$44,052	$15,235
Net earnings from continuing operations per share:
Basic	$1.45	$1.28	$2.67	$2.58
Diluted	$1.44	$1.27	$2.65	$2.56
Loss from discontinued operations, net of taxes, per share:
Basic	$—	$(1.40)	$—	$(1.65)
Diluted	$—	$(1.39)	$—	$(1.64)
Net earnings (loss) per share:
Basic	$1.45	$(0.12)	$2.67	$0.93
Diluted	$1.44	$(0.12)	$2.65	$0.92
Weighted average shares outstanding:
Basic	16,515	16,451	16,509	16,448
Diluted	16,623	16,547	16,620	16,536
Dividends declared per share	$0.27	$0.25	$0.54	$0.50

See accompanying notes.

OXFORD INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($ in thousands)
(unaudited)

	Second Quarter Fiscal 2016	Second Quarter Fiscal 2015	First Half Fiscal 2016	First Half Fiscal 2015
Net earnings (loss)	$23,875	$(2,020)	$44,052	$15,235
Other comprehensive income, net of taxes:
Foreign currency translation (loss) gain	(261)	23,520	1,719	24,756
Net unrealized loss on cash flow hedges	—	(354)	—	(746)
Total other comprehensive (loss) income, net of taxes	$(261)	$23,166	$1,719	$24,010
Comprehensive income	$23,614	$21,146	$45,771	$39,245

See accompanying notes.

OXFORD INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)
(unaudited)

	First Half Fiscal 2016	First Half Fiscal 2015
Cash Flows From Operating Activities:
Net earnings	$44,052	$15,235
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	19,278	16,818
Amortization of intangible assets	1,120	1,013
Equity compensation expense	3,477	2,458
Amortization of deferred financing costs	480	192
Loss on sale of discontinued operations	—	20,437
Deferred income taxes	4,985	(1,413)
Changes in working capital, net of acquisitions and dispositions:
Receivables, net	5,370	13,505
Inventories, net	12,985	16,638
Prepaid expenses	144	(2,533)
Current liabilities	(18,475)	(15,733)
Other non-current assets, net	(714)	(790)
Other non-current liabilities	173	6,904
Net cash provided by operating activities	$72,875	$72,731
Cash Flows From Investing Activities:
Acquisitions, net of cash acquired	(91,960)	—
Purchases of property and equipment	(24,643)	(41,425)
(Working capital settlement) proceeds from sale related to discontinued operations	(2,029)	59,336
Other investing activities	(3,000)	—
Net cash (used in) provided by investing activities	$(121,632)	$17,911
Cash Flows From Financing Activities:
Repayment of revolving credit arrangements	(304,212)	(216,336)
Proceeds from revolving credit arrangements	366,178	153,690
Deferred financing costs paid	(1,385)	—
Payment of contingent consideration amounts earned	—	(12,500)
Proceeds from issuance of common stock, net of equity awards withheld for taxes	(1,191)	658
Cash dividends declared and paid	(9,062)	(8,313)
Net cash provided by (used in) financing activities	$50,328	$(82,801)
Net change in cash and cash equivalents	$1,571	$7,841
Effect of foreign currency translation on cash and cash equivalents	298	539
Cash and cash equivalents at the beginning of year	6,323	5,281
Cash and cash equivalents at the end of the period	$8,192	$13,661
Supplemental disclosure of cash flow information:
Cash paid for interest, net	$1,477	$1,399
Cash paid for income taxes	$16,996	$22,797

See accompanying notes.

OXFORD INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
SECOND QUARTER OF FISCAL 2016

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

Unless otherwise indicated, all references to assets, liabilities, revenues and expenses in these financial statements reflect continuing operations and exclude any amounts related to our former Ben Sherman operating group, which is classified as discontinued operations for all periods presented, as discussed in Note 5.

In March 2016, the FASB issued an update to their accounting guidance on stock compensation with the intent of simplifying and improving several aspects related to how equity-based payments are accounted for and presented in the financial statements, including the accounting for forfeitures and tax-effects related to equity-based payments at settlement and the classification of excess tax benefits and equity awards surrendered for tax withholdings in the statement of cash flows. The new guidance is effective for us in Fiscal 2017 with early adoption permitted. We early adopted this guidance as of the beginning of the First Quarter of Fiscal 2016 with no material impact on our consolidated financial statements.

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

Tommy Bahama, Lilly Pulitzer and Southern Tide each design, source, market and distribute apparel and related products bearing their respective trademarks and also license their trademarks for other product categories, while Lanier Apparel designs, sources, and distributes branded and private label men's tailored clothing and sportswear products. Corporate and Other is a reconciling category for reporting purposes and includes our corporate offices, substantially all financing activities, elimination of inter-segment sales, LIFO inventory accounting adjustments, other costs that are not allocated to the operating groups and other operations that are not included in our operating groups, including our Lyons, Georgia distribution center operations. For a more extensive description of our Tommy Bahama, Lilly Pulitzer and Lanier Apparel operating groups, see Part I, Item 1. Business included in our Annual Report on Form 10-K for Fiscal 2015. For a more extensive description of our Southern Tide operating group, which was acquired in Fiscal 2016, see Note 4 to these unaudited condensed consolidated financial statements.

The tables below present certain information (in thousands) about our operating groups, as well as Corporate and Other. Amounts associated with our Ben Sherman operations, which were sold in the Second Quarter of Fiscal 2015, are classified as discontinued operations and therefore are excluded from the tables below.

	Second Quarter Fiscal 2016	Second Quarter Fiscal 2015	First Half Fiscal 2016	First Half Fiscal 2015
Net sales
Tommy Bahama	$184,111	$165,842	$346,830	$338,511
Lilly Pulitzer	69,724	64,676	134,458	123,654
Lanier Apparel	19,541	20,715	46,152	48,739
Southern Tide	9,155	—	10,580	—
Corporate and Other	465	(544)	1,211	180
Total net sales	$282,996	$250,689	$539,231	$511,084
Depreciation and amortization
Tommy Bahama	$7,869	$6,546	$15,574	$13,467
Lilly Pulitzer	1,867	1,353	3,595	2,634
Lanier Apparel	118	117	212	233
Southern Tide	210	—	267	—
Corporate and Other	380	386	750	830
Total depreciation and amortization	$10,444	$8,402	$20,398	$17,164
Operating income (loss)
Tommy Bahama	$20,578	$20,142	$33,896	$40,916
Lilly Pulitzer	22,640	19,515	43,434	37,258
Lanier Apparel	78	1,070	2,943	2,915
Southern Tide	(1)	—	47	—
Corporate and Other	(4,605)	(5,981)	(9,624)	(10,860)
Total operating income	$38,690	$34,746	$70,696	$70,229
Interest expense, net	1,177	737	1,791	1,512
Earnings from continuing operations before income taxes	$37,513	$34,009	$68,905	$68,717

3.
Accumulated Other Comprehensive Loss: The following tables detail the changes in our accumulated other comprehensive loss by component (in thousands), net of related income taxes, for the periods specified:

Second Quarter Fiscal 2016	Foreign currency translation gain (loss)	Net unrealized gain (loss) on cash flow hedges	Accumulated other comprehensive income (loss)
Beginning balance	$(4,849)	$—	$(4,849)
Total other comprehensive loss, net of taxes	(261)	—	(261)
Ending balance	$(5,110)	$—	$(5,110)
Second Quarter Fiscal 2015	Foreign currency translation gain (loss)	Net unrealized gain (loss) on cash flow hedges	Accumulated other comprehensive income (loss)
Beginning balance	$(29,664)	$354	$(29,310)
Total other comprehensive income (loss), net of taxes	23,520	(354)	23,166
Ending balance	$(6,144)	$—	$(6,144)
First Half Fiscal 2016	Foreign currency translation gain (loss)	Net unrealized gain (loss) on cash flow hedges	Accumulated other comprehensive income (loss)
Beginning balance	$(6,829)	$—	$(6,829)
Total other comprehensive income, net of taxes	1,719	—	1,719
Ending balance	$(5,110)	$—	$(5,110)
First Half Fiscal 2015	Foreign currency translation gain (loss)	Net unrealized gain (loss) on cash flow hedges	Accumulated other comprehensive income (loss)
Beginning balance	$(30,900)	$746	$(30,154)
Total other comprehensive income (loss), net of taxes	24,756	(746)	24,010
Ending balance	$(6,144)	$—	$(6,144)

Substantially all the change in accumulated other comprehensive loss during Fiscal 2015 resulted from the sale of our discontinued operations as the related amounts previously classified in accumulated other comprehensive loss were recognized in net loss from discontinued operations in our consolidated statement of operations during the Second Quarter of Fiscal 2015. No amounts of accumulated other comprehensive loss were reclassified from accumulated other comprehensive loss into our consolidated statements of operations during the First Half of Fiscal 2016.

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

The purchase price for the acquisition of Southern Tide was $85 million in cash, subject to adjustment based on net working capital as of the closing date of the acquisition. After giving effect to the final working capital adjustment paid in the Second Quarter of Fiscal 2016, the purchase price paid was $92.0 million, net of acquired cash of $2.4 million. We used borrowings under our revolving credit facility to finance the transaction. Transaction costs related to this acquisition totaled $0.8 million and are included in SG&A in Corporate and Other in the First Half of Fiscal 2016.
Our allocation of the purchase price to the estimated fair values of the acquired assets and liabilities is preliminary. The allocation will be revised during the one year allocation period, as appropriate, as we obtain new information about the fair values of these assets and liabilities and finalize valuation estimates. Changes in future periods to the amounts allocated to the various assets could be material. The following table summarizes our preliminary allocation of the purchase price for the Southern Tide acquisition (in thousands):

Southern Tide acquisition
Cash and cash equivalents	$2,423
Receivables	6,706
Inventories (1)	16,697
Prepaid expenses	740
Property and equipment	239
Intangible assets	40,900
Goodwill	33,640
Other non-current assets	344
Accounts payable, accrued expenses and other liabilities	(3,328)
Deferred taxes	(3,978)
Purchase price	$94,383

(1) Includes a step-up of acquired inventory from cost to fair value of $3.0 million pursuant to the purchase method of accounting. This step-up amount will be recognized in cost of goods sold as the acquired inventory is sold.

Goodwill represents the amount by which the cost to acquire Southern Tide exceeds the fair value of individual acquired assets less liabilities of the business at acquisition. Intangible assets allocated in connection with our preliminary purchase price allocation consisted of the following (in thousands):

	Useful life	Southern Tide acquisition
Finite lived intangible assets acquired, primarily consisting of customer relationships	0 - 15 years	$6,600
Trade names and trademarks	Indefinite	34,300
		$40,900

Pro Forma Information
The consolidated pro forma information presented below (in thousands, except per share data) gives effect to the April 19, 2016 acquisition of Southern Tide as if the acquisition had occurred as of the beginning of Fiscal 2015. The information presented below is for illustrative purposes only, is not indicative of results that would have been achieved if the acquisition had occurred as of the beginning of Fiscal 2015 and is not intended to be a projection of future results of operations. The pro forma statements of operations have been prepared from our and Southern Tide's historical statements of operations for the periods presented, including without limitation, purchase accounting adjustments, but excluding any seller specific management/advisory or similar expenses and any synergies or operating cost reductions that may be achieved from the combined operations in the future.

	Second Quarter Fiscal 2016	Second Quarter Fiscal 2015	First Half Fiscal 2016	First Half Fiscal 2015
Net sales	$282,996	$258,983	$551,011	$530,919
Earnings from continuing operations before income taxes	$38,489	$33,928	$72,853	$67,998
Earnings from continuing operations	$24,475	$21,000	$46,480	$41,931
Earnings from continuing operations per share:
Basic	$1.48	$1.28	$2.82	$2.55
Diluted	$1.47	$1.27	$2.80	$2.54

The First Half of Fiscal 2016 pro forma information includes amortization of acquired intangible assets, but excludes the transaction expenses associated with the transaction and the incremental cost of goods sold associated with the step-up of inventory at acquisition that were recognized by us in our First Half of Fiscal 2016 consolidated statement of operations. The First Half of Fiscal 2015 pro forma information includes amortization of acquired intangible assets, transaction expenses associated with the transaction and incremental cost of goods sold associated with the step-up of inventory at acquisition. Additionally, the pro forma adjustments for each period prior to the date of acquisition reflect an estimate of incremental interest expense associated with additional borrowings and income tax expense that would have been incurred subsequent to the acquisition.

We believe that the acquisition of Southern Tide further advances our strategic goal of owning a diversified portfolio of lifestyle brands. The acquisition provides strategic benefits through growth opportunities and further diversification of our business.

5.
Discontinued Operations: On July 17, 2015, we sold 100% of the equity interests of our Ben Sherman business, consisting of Ben Sherman Limited and its subsidiaries and Ben Sherman Clothing LLC, for £40.8 million before any working capital or other purchase price adjustments. The final purchase price received by us was subject to adjustment based on, among other things, the actual debt and net working capital of the Ben Sherman business on the closing date, which was finalized and paid during the First Quarter of Fiscal 2016. We do not anticipate significant operations or earnings related to the discontinued operations in future periods, with cash flow attributable to discontinued operations in the future primarily limited to amounts associated with certain retained lease obligations. The estimated lease liability of $3.5 million as of July 30, 2016 represents our best estimate of the future net loss anticipated with respect to the retained lease obligations; however, the ultimate loss remains uncertain as the amount of any sub-lease income is dependent upon negotiated terms of any sub-lease agreements entered into for the spaces in the future.

The following table represents major classes of assets and liabilities related to the discontinued operations included in our consolidated balance sheets as of the following dates (in thousands):

	July 30, 2016	January 30, 2016	August 1, 2015
Other current assets, net	$—	$—	$49
Accounts payable and other accrued expenses	—	(2,394)	(6,868)
Non-current liabilities	(3,469)	(4,571)	—
Net (liabilities) assets	$(3,469)	$(6,965)	$(6,819)
Operating results of the discontinued operations are shown below (in thousands):

	Second Quarter Fiscal 2016	Second Quarter Fiscal 2015	First Half Fiscal 2016	First Half Fiscal 2015
Net sales	$—	$13,105	$—	$28,081
Cost of goods sold	—	8,824	—	17,414
Gross profit	$—	$4,281	$—	$10,667
SG&A	—	8,370	—	20,106
Royalties and other operating income	—	789	—	1,919
Operating loss	$—	$(3,300)	$—	$(7,520)
Interest expense, net	—	(27)	—	45
Loss from discontinued operations before income taxes	$—	$(3,273)	$—	$(7,565)
Income taxes	—	(640)	—	(864)
Loss from discontinued operations, net of taxes	$—	$(2,633)	$—	$(6,701)
Loss on sale of discontinued operations, net of taxes	—	(20,437)	—	(20,437)
Loss from discontinued operations, net of taxes	$—	$(23,070)	$—	$(27,138)
During the First Half of Fiscal 2016, we did not incur any depreciation, amortization or capital expenditures related to our discontinued operations, while in the First Half of Fiscal 2015, we recognized $0.7 million of depreciation and amortization and $0.7 million of capital expenditures. Depreciation, amortization and capital expenditures, if any, related to our discontinued operations are included in the respective line items in our consolidated statements of cash flows.

6.
Debt: On May 24, 2016, we entered into a Fourth Amended and Restated Credit Agreement (the “Revolving Credit Agreement”). The Revolving Credit Agreement provides for a revolving credit facility of up to $325 million, which may be used to refinance existing debt, to fund working capital, to fund future acquisitions and for general corporate purposes. The Revolving Credit Agreement amended and restated our Third Amended and Restated Credit Agreement, dated June 14, 2012 maturing November 2018 (the “Prior Credit Agreement”). The Revolving Credit Agreement (i) increased the borrowing capacity of the facility, (ii) extended the maturity to May 2021 and (iii) modified certain other provisions and restrictions from the Prior Credit Agreement. This amendment and restatement resulted in a write off of unamortized deferred financing costs of $0.3 million in the Second Quarter of Fiscal 2016.

The Revolving Credit Agreement generally (i) is limited to a borrowing base consisting of specified percentages of eligible categories of assets, (ii) accrues variable-rate interest, unused line fees and letter of credit fees based upon average unused availability and/or utilization, (iii) requires periodic interest payments with principal due at maturity (May 2021) and (iv) is secured by a first priority security interest in substantially all of the assets of Oxford Industries, Inc. and substantially all of its domestic subsidiaries, including accounts receivable, books and records, chattel paper, deposit accounts, equipment, certain general intangibles, inventory, investment property (including the equity interests of certain subsidiaries), negotiable collateral, life insurance policies, supporting obligations, commercial tort claims, cash and cash equivalents, eligible trademarks, proceeds and other personal property.

The Revolving Credit Agreement is subject to a number of affirmative covenants regarding the delivery of financial information, compliance with law, maintenance of property, insurance requirements and conduct of business. Also, our Revolving Credit Agreement is subject to certain negative covenants or other restrictions, including, among other things, limitations on our ability to (i) incur debt, (ii) guaranty certain obligations, (iii) incur liens, (iv) pay dividends to shareholders, (v) repurchase shares of our common stock, (vi) make investments, (vii) sell assets or stock of subsidiaries, (viii) acquire assets or businesses, (ix) merge or consolidate with other companies or (x) prepay, retire, repurchase or redeem debt.
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

OVERVIEW
We are a global apparel company that designs, sources, markets and distributes products bearing the trademarks of our owned Tommy Bahama®, Lilly Pulitzer® and Southern Tide® lifestyle brands, as well as certain licensed and private label apparel products. During Fiscal 2015, 91% of our net sales were from products bearing brands that we own and 66% of our net sales were through our direct to consumer channels of distribution. In Fiscal 2015, more than 95% of our consolidated net sales were to customers located in the United States, with the sales outside the United States primarily being sales of our Tommy Bahama products in Canada and the Asia-Pacific region.
Our business strategy is to develop and market compelling lifestyle brands and products that evoke a strong emotional response from our target consumers. We consider lifestyle brands to be those brands that have a clearly defined and targeted point of view inspired by an appealing lifestyle or attitude.  Furthermore, we believe lifestyle brands like Tommy Bahama, Lilly Pulitzer and Southern Tide that create an emotional connection with consumers can command greater loyalty and higher price points at retail and create licensing opportunities, which may drive higher earnings. We believe the attraction of a lifestyle brand depends on creating compelling product, effectively communicating the respective lifestyle brand message and distributing the product to the consumer where and when they want it.

Our ability to compete successfully in styling and marketing is directly related to our proficiency in foreseeing changes and trends in fashion and consumer preference, and presenting appealing products for consumers.  Our design-led, commercially informed lifestyle brand operations strive to provide exciting, differentiated products each season.
To further strengthen each lifestyle brand's connections with consumers, we communicate regularly with consumers through electronic and print media.  We believe our ability to communicate effectively with consumers and create an emotional connection is critical to the success of the brands.
We distribute our owned lifestyle branded products through our direct to consumer channels, consisting of our Tommy Bahama and Lilly Pulitzer retail stores and our e-commerce sites for Tommy Bahama, Lilly Pulitzer and Southern Tide, and through our wholesale distribution channels. Our direct to consumer operations provide us with the opportunity to interact directly with our customers, present to them a broad assortment of our current season products and provide an opportunity for consumers to be immersed in the theme of the lifestyle brand. We believe that presenting our products in a setting specifically designed to showcase the lifestyle on which the brands are based enhances the image of our brands. Our Tommy Bahama and Lilly Pulitzer full-price retail stores provide high visibility for our brands and products, and allow us to stay close to the preferences of our consumers, while also providing a platform for long-term growth for the brands. In Tommy Bahama, we also operate a limited number of restaurants, generally adjacent to a Tommy Bahama full-price retail store location, which we believe further enhance the brand's image with consumers.
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
Within our Lanier Apparel operating group, we sell tailored clothing and sportswear products under licensed brands, private labels and owned brands. Lanier Apparel's customers include department stores, national chains, warehouse clubs, discount retailers, specialty retailers and others throughout the United States.
All of our operating groups operate in highly competitive apparel markets in which numerous U.S.-based and foreign apparel firms compete. No single apparel firm or small group of apparel firms dominates the apparel industry, and our direct competitors vary by operating group and distribution channel. We believe the principal competitive factors in the apparel industry are reputation, value, and image of brand names; design; consumer preference; price; quality; marketing; and customer service.

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

We believe the retail apparel market is evolving very rapidly and in ways that are having a disruptive impact on traditional fashion retailing. The application of technology, including the internet and mobile devices, to fashion retail provides consumers increasing access to multiple, responsive distribution platforms and an unprecedented ability to communicate directly with brands, retailers and others. As a result, consumers have more information and broader, faster and cheaper access to goods than they have ever had before. This, along with the coming of age of the “millennial” generation, is revolutionizing the way that consumers shop for fashion and other goods.  The evidence is increasingly apparent with marked weakness in department stores and mall-based retailers and growth in internet purchases.

While this evolution in the fashion retail industry presents significant risks, especially for traditional retailers who fail or are unable to adapt, we believe it also presents a tremendous opportunity for brands and retailers. We believe our brands have attributes that are true competitive advantages in this new retailing paradigm and we are leveraging technology to serve our consumers when and where they want to be served. We continue to believe that our lifestyle brands are well suited to succeed and thrive in the long-term while managing the various challenges facing our industry. Specifically, we believe our lifestyle brands have significant opportunities for long-term growth in their direct to consumer businesses. This growth can be achieved through prudent expansion of bricks and mortar retail store operations, by adding additional retail store locations and increasing comparable retail store sales, and higher sales in our e-commerce operations, which are expected to grow at a faster rate than bricks and mortar comparable retail store sales. Our lifestyle brands also have an opportunity for moderate sales increases in their wholesale businesses in the long-term primarily from current customers adding to their existing door count and increasing their on-line business, increased sales to on-line retailers and the selective addition of new wholesale customers who generally follow a full-price retail model. We also believe that there are opportunities for modest sales growth for Lanier Apparel in the future through new product programs for existing and new customers.

We believe we must continue to invest in our lifestyle brands to take advantage of their long-term growth opportunities. Investments include capital expenditures primarily related to the direct to consumer operations such as technology enhancements, e-commerce initiatives, retail store and restaurant build-out for new and relocated locations as well as remodels, and distribution center and administrative office expansion initiatives. Additionally, while we anticipate increased employment, advertising and other costs in key functions to support the ongoing business operations and fuel future sales growth, we remain focused on appropriately managing our operating expenses.

We continue to believe it is important to maintain a strong balance sheet and liquidity. We believe positive cash flow from operations in the future coupled with the strength of our balance sheet and liquidity will provide us with sufficient resources to fund future investments in our owned lifestyle brands. While we believe we have significant opportunities to appropriately deploy our capital and resources in our existing lifestyle brands, we will continue to evaluate opportunities to add additional lifestyle brands to our portfolio if we identify appropriate targets which meet our investment criteria.
The following table sets forth our consolidated operating results from continuing operations (in thousands, except per share amounts) for the First Half of Fiscal 2016 compared to the First Half of Fiscal 2015:

	First Half Fiscal 2016	First Half Fiscal 2015
Net sales	$539,231	$511,084
Operating income	$70,696	$70,229
Net earnings from continuing operations	$44,052	$42,373
Net earnings from continuing operations per diluted share	$2.65	$2.56
The primary reason for the higher net earnings from continuing operations per diluted share in the First Half of Fiscal 2016 was improved operating results in Lilly Pulitzer and Corporate and Other and a lower effective tax rate partially offset by lower operating income in Tommy Bahama, each as discussed below in our results of operations discussion.

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
The purchase price for the acquisition was $85 million in cash, subject to adjustment based on net working capital as of the closing date for the acquisition. After giving effect to the working capital adjustment, the purchase price paid was $92.0 million, net of the acquired cash of $2.4 million. We used borrowings under our revolving credit facility to finance the transaction. For additional information about the Southern Tide acquisition refer to note 4 to the unaudited condensed consolidated financial statements contained in this report.
Revolving Credit Agreement

On May 24, 2016, we amended and restated our revolving credit agreement primarily to (1) increase the borrowing capacity of the facility from $235 million to $325 million, (2) extend the maturity from November 2018 to May 2021 and (3) modify certain other provisions and restrictions from our Prior Credit Agreement. For additional information about our Revolving Credit Agreement, refer to "Liquidity and Capital Resources" included below and note 6 to the unaudited condensed consolidated financial statements contained in this report.

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

RESULTS OF OPERATIONS

SECOND QUARTER OF FISCAL 2016 COMPARED TO SECOND QUARTER OF FISCAL 2015

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

	Second Quarter Fiscal 2016		Second Quarter Fiscal 2015		$ Change	% Change
Net sales	$282,996	100.0%	$250,689	100.0%	$32,307	12.9%
Cost of goods sold	117,290	41.4%	99,603	39.7%	17,687	17.8%
Gross profit	$165,706	58.6%	$151,086	60.3%	$14,620	9.7%
SG&A	130,348	46.1%	119,963	47.9%	10,385	8.7%
Royalties and other operating income	3,332	1.2%	3,623	1.4%	(291)	(8.0)%
Operating income	$38,690	13.7%	$34,746	13.9%	$3,944	11.4%
Interest expense, net	1,177	0.4%	737	0.3%	440	59.7%
Earnings from continuing operations before income taxes	$37,513	13.3%	$34,009	13.6%	$3,504	10.3%
Income taxes	13,638	4.8%	12,959	5.2%	679	5.2%
Net earnings from continuing operations	$23,875	8.4%	$21,050	8.4%	$2,825	13.4%
Loss from discontinued operations, net of taxes	—	NM	(23,070)	NM	23,070	100.0%
Net earnings (loss)	$23,875	8.4%	$(2,020)	NM	$25,895	NM

The discussion and tables below compare certain line items included in our statements of operations for the Second Quarter of Fiscal 2016 to the Second Quarter of Fiscal 2015. Each dollar and percentage change provided reflects the change between these periods unless indicated otherwise. Each dollar and share amount included in the tables is in thousands except for per share amounts. Individual line items of our consolidated statements of operations may not be directly comparable to those of our competitors, as classification of certain expenses may vary by company.

Unless otherwise indicated, all references to assets, liabilities, revenues and expenses reflect continuing operations and exclude any amounts related to our former Ben Sherman operating group, which is classified as discontinued operations, as discussed in note 5 in our unaudited condensed consolidated financial statements included in this report.

Net Sales

	Second Quarter Fiscal 2016	Second Quarter Fiscal 2015	$ Change	% Change
Tommy Bahama	$184,111	$165,842	$18,269	11.0%
Lilly Pulitzer	69,724	64,676	5,048	7.8%
Lanier Apparel	19,541	20,715	(1,174)	(5.7)%
Southern Tide	9,155	—	9,155	NM
Corporate and Other	465	(544)	1,009	NM
Total net sales	$282,996	$250,689	$32,307	12.9%

Consolidated net sales increased $32.3 million, or 12.9%, in the Second Quarter of Fiscal 2016 compared to the Second Quarter of Fiscal 2015. The increase in consolidated net sales was primarily driven by (1) an incremental net sales increase of $9.5 million associated with the operation of additional full-price retail stores, (2) the $9.2 million of net sales of Southern Tide, which was acquired on April 19, 2016, (3) an $8.6 million increase in wholesale sales, (4) a $6.2 million, or 5%, increase in comparable store sales to $133.3 million in the Second Quarter of Fiscal 2016 from $127.1 million in the Second Quarter of Fiscal 2015 and (5) a $2.0 million increase in restaurant sales in Tommy Bahama. These increases were partially offset by a $3.1 million decrease in direct to consumer clearance sales through our outlet stores, e-commerce flash clearance sales and warehouse sales. We believe that certain macroeconomic factors, including lower traffic and a focus away from fashion apparel by consumers continued to impact the sales of each of our direct to consumer and wholesale businesses unfavorably in the Second Quarter of Fiscal 2016.

The following table presents the proportion of our consolidated net sales by distribution channel for each period presented:

	Second Quarter Fiscal 2016	Second Quarter Fiscal 2015
Full-price retail stores and outlets	45%	48%
E-commerce	19%	18%
Restaurant	7%	7%
Wholesale	29%	27%
Total	100%	100%

Tommy Bahama:

The Tommy Bahama net sales increase of $18.3 million, or 11.0%, was primarily driven by (1) a $6.5 million, or 7%, increase in comparable store sales to $95.7 million in the Second Quarter of Fiscal 2016 from $89.2 million in the Second Quarter of Fiscal 2015, (2) an incremental net sales increase of $5.4 million associated with the operation of additional full-price retail stores, (3) a $3.4 million increase in wholesale sales reflecting an increase in off-price wholesale sales as well as an increase in full-price sales as certain wholesale orders shifted from the First Quarter of Fiscal 2016 to the Second Quarter of Fiscal 2016, (4) a $2.0 million increase in restaurant sales resulting from the operation of the Waikiki restaurant and higher sales in other locations and (5) a $0.9 million increase in net sales through our direct to consumer clearance channels, including outlet stores and e-commerce flash clearance sales. We believe the improved comparable store sales benefited from a shift in the timing of certain of our loyalty gift card mailers from April in 2015 to May in 2016 and increased consumer participation in our Flip-Side and Friends & Family marketing events.

As of July 30, 2016, we operated 168 Tommy Bahama stores globally, consisting of 111 full-price retail stores, 16 restaurant-retail locations and 41 outlet stores. As of August 1, 2015, we operated 161 Tommy Bahama stores consisting of 104 full-price retail stores, 15 restaurant-retail locations and 42 outlet stores. The following table presents the proportion of net sales by distribution channel for Tommy Bahama for each period presented:

	Second Quarter Fiscal 2016	Second Quarter Fiscal 2015
Full-price retail stores and outlets	53%	55%
E-commerce	19%	17%
Restaurant	10%	10%
Wholesale	18%	18%
Total	100%	100%

Lilly Pulitzer:

The Lilly Pulitzer net sales increase of $5.0 million, or 7.8%, was primarily a result of (1) a $5.4 million increase in wholesale sales primarily reflecting increased orders from existing wholesale customers and a shift in sales from the First Quarter of Fiscal 2016 to the Second Quarter of 2016 and (2) an incremental net sales increase of $3.9 million associated with the operation of additional retail stores. These sales increases were partially offset by (1) a $4.0 million decrease in warehouse sales as Lilly Pulitzer did not anniversary its warehouse sale in 2016 and (2) a $0.3 million, or 1%, decrease in comparable store sales to $37.6 million in the Second Quarter of Fiscal 2016 compared to $37.9 million in the Second Quarter of Fiscal 2015. As of July 30, 2016, we operated 37 Lilly Pulitzer retail stores, compared to 33 retail stores as of August 1, 2015. The following table presents the proportion of net sales by distribution channel for Lilly Pulitzer for each period presented:

	Second Quarter Fiscal 2016	Second Quarter Fiscal 2015
Full-price retail stores and warehouse sales	41%	45%
E-commerce	25%	27%
Wholesale	34%	28%
Total	100%	100%

Lanier Apparel:

The decrease in net sales for Lanier Apparel of $1.2 million, or 5.7%, was primarily due to lower volume in both the private label and branded businesses resulting from the exit or reduction of various replenishment and other programs partially offset by increases in certain programs.

Southern Tide:

During the Second Quarter of Fiscal 2016, approximately 78% of Southern Tide's net sales were wholesale sales with the remainder being e-commerce sales. The amount of net sales and the allocation of net sales between wholesale and e-commerce sales for the quarter may not necessarily be indicative of sales for a full year or future periods due to the impact of seasonality on Southern Tide's business.

Corporate and Other:

Corporate and Other net sales primarily consist of the net sales of our Lyons, Georgia distribution center to third party warehouse customers as well as the impact of the elimination of any intercompany sales between our operating groups. Net sales in the Second Quarter of Fiscal 2015 were unfavorably impacted by the elimination of intercompany sales between our operating groups.

Gross Profit

The table below presents gross profit by operating group and in total for the Second Quarter of Fiscal 2016 and the Second Quarter of Fiscal 2015 as well as the change between those two periods. Our gross profit and gross margin, which is calculated as gross profit divided by net sales, may not be directly comparable to those of our competitors, as the statement of operations classification of certain expenses may vary by company.

	Second Quarter Fiscal 2016	Second Quarter Fiscal 2015	$ Change	% Change
Tommy Bahama	$108,192	$100,472	$7,720	7.7%
Lilly Pulitzer	47,374	44,044	3,330	7.6%
Lanier Apparel	5,099	6,535	(1,436)	(22.0)%
Southern Tide	3,771	—	3,771	NM
Corporate and Other	1,270	35	1,235	NM
Total gross profit	$165,706	$151,086	$14,620	9.7%
LIFO (credit) charge included in Corporate and Other	$(959)	$714
Inventory step-up charge included in Southern Tide	$976	$—

The increase in consolidated gross profit was primarily due to higher net sales and the favorable impact of LIFO accounting. The impact of the higher net sales and LIFO accounting were partially offset by lower gross margins in each operating group, as discussed below, and the inclusion of Southern Tide, which has lower gross margins than our typical consolidated gross margin, particularly after the incremental cost of goods sold associated with the step-up of inventory recognized pursuant to the purchase method of accounting. The table below presents gross margin by operating group and in total for the Second Quarter of Fiscal 2016 and Second Quarter of Fiscal 2015.

	Second Quarter Fiscal 2016	Second Quarter Fiscal 2015
Tommy Bahama	58.8%	60.6%
Lilly Pulitzer	67.9%	68.1%
Lanier Apparel	26.1%	31.5%
Southern Tide	41.2%	NA
Corporate and Other	NM	NM
Consolidated gross margin	58.6%	60.3%

On a consolidated basis, gross margin decreased in the Second Quarter of Fiscal 2016, primarily as a result of (1) lower gross margins in Tommy Bahama and Lanier Apparel and (2) the impact of the incremental cost of goods sold in Southern Tide associated with the step-up of inventory recognized pursuant to the purchase method of accounting at acquisition. The unfavorable impact of these items were partially offset by the favorable impact of LIFO accounting.

Tommy Bahama:

The decrease in Tommy Bahama's gross margin in the Second Quarter of Fiscal 2016 reflects lower gross margins in both the direct to consumer and wholesale distribution channels, particularly the off-price businesses. The lower gross margins in the off-price channels were primarily due to our efforts to manage inventory and dispose of prior season and excess inventory timely. The liquidation efforts were generally concentrated in women's and footwear, particularly as we transition to a license arrangement for our footwear business. In addition, we had lower gross margins in our full-price direct to consumer business primarily due to a greater proportion of sales in the Second Quarter of Fiscal 2016 occurring in connection with our loyalty gift card, Flip-Side and Friends & Family marketing events, due in part to the shift in the timing of the loyalty gift card event.

Lilly Pulitzer:

The decrease in gross margin for Lilly Pulitzer was primarily driven by a change in sales mix with wholesale sales representing a larger proportion of total sales for Lilly Pulitzer in the Second Quarter of Fiscal 2016.

Lanier Apparel:

The decrease in gross margin for Lanier Apparel was primarily due to the Second Quarter of Fiscal 2016 including a larger unfavorable impact of inventory markdowns.

Southern Tide:

The gross profit of Southern Tide for the Second Quarter of Fiscal 2016 includes $1.0 million of incremental cost of goods sold associated with the step-up of inventory recognized pursuant to the purchase method of accounting at acquisition. Due to the impact of the incremental cost of goods sold associated with the step-up of inventory, we do not consider the gross profit or gross margin for the Second Quarter of Fiscal 2016 to be indicative of expected gross profit, or gross margin, on an annual basis or for future periods.

Corporate and Other:

The gross profit in Corporate and Other in each period primarily reflects (1) the gross profit of our Lyons, Georgia distribution center operations, (2) the impact of LIFO accounting adjustments and (3) the impact of certain consolidating adjustments, including the elimination of intercompany sales between our operating groups, if any. The primary driver for the higher gross profit was that the Second Quarter of Fiscal 2016 was favorably impacted by a LIFO accounting credit of $1.0 million, while the Second Quarter of Fiscal 2015 was unfavorably impacted by a LIFO accounting charge of $0.7 million.

SG&A

	Second Quarter Fiscal 2016	Second Quarter Fiscal 2015	$ Change	% Change
SG&A	$130,348	$119,963	$10,385	8.7%
SG&A as % of net sales	46.1%	47.9%
Amortization of intangible assets included in Tommy Bahama associated with Tommy Bahama Canada acquisition	$379	$392
Amortization of intangible assets included in Southern Tide	$159	$—
Distribution center integration charges	$454	$—

The increase in SG&A was primarily due to (1) $5.3 million of incremental costs in the Second Quarter of Fiscal 2016 associated with additional Tommy Bahama retail stores and restaurants and Lilly Pulitzer retail stores, (2) $3.8 million of SG&A associated with the Southern Tide business including the distribution center integration charges, (3) an increase in brand advertising and marketing expense and (4) $0.6 million of increased occupancy costs associated with the higher rent structure related to the 2015 relocation of Tommy Bahama's office in Seattle. These items were partially offset by $2.0 million of lower incentive compensation. SG&A included $0.6 million and $0.5 million of amortization of intangible assets in the Second Quarter of Fiscal 2016 and the Second Quarter of Fiscal 2015, respectively.

Royalties and other operating income

	Second Quarter Fiscal 2016	Second Quarter Fiscal 2015	$ Change	% Change
Royalties and other operating income	$3,332	$3,623	$(291)	(8.0)%

Royalties and other operating income in the Second Quarter of Fiscal 2016 primarily reflect income received from third parties from the licensing of our Tommy Bahama, Lilly Pulitzer and Southern Tide brands. The $0.3 million decrease in royalties and other operating income primarily reflects decreased royalty income for Lilly Pulitzer.

Operating income (loss)

	Second Quarter Fiscal 2016	Second Quarter Fiscal 2015	$ Change	% Change
Tommy Bahama	$20,578	$20,142	$436	2.2%
Lilly Pulitzer	22,640	19,515	3,125	16.0%
Lanier Apparel	78	1,070	(992)	(92.7)%
Southern Tide	(1)	—	(1)	NM
Corporate and Other	(4,605)	(5,981)	1,376	23.0%
Total operating income	$38,690	$34,746	$3,944	11.4%
LIFO (credit) charge included in Corporate and Other	$(959)	$714
Inventory step-up charge included in Southern Tide	$976	$—
Amortization of intangible assets included in Tommy Bahama associated with Tommy Bahama Canada acquisition	$379	$392
Amortization of intangible assets included in Southern Tide	$159	$—
Distribution center integration charges	$454	$—

The higher operating income in the Second Quarter of Fiscal 2016 was primarily due to the increased operating results in Lilly Pulitzer and Corporate and Other partially offset by the lower operating income in Lanier Apparel. Changes in operating income (loss) by operating group are discussed below.

Tommy Bahama:

	Second Quarter Fiscal 2016	Second Quarter Fiscal 2015	$ Change	% Change
Net sales	$184,111	$165,842	$18,269	11.0%
Gross margin	58.8%	60.6%
Operating income	$20,578	$20,142	$436	2.2%
Operating income as % of net sales	11.2%	12.1%
Amortization of intangible assets included in Tommy Bahama associated with Tommy Bahama Canada acquisition	$379	$392

The higher operating income for Tommy Bahama was primarily due to higher sales, partially offset by lower gross margin and higher SG&A, although SG&A increased at a lower percentage than sales. The higher SG&A for the Second Quarter of Fiscal 2016 includes (1) $3.7 million of incremental SG&A associated with operating additional retail stores and restaurants, including pre-opening rent and set-up costs associated with new stores and restaurants, (2) an increase in brand advertising and marketing expense, (3) an increase in employment costs including salaries, incentive compensation and benefits and (4) $0.6 million of increased occupancy costs associated with the higher rent structure related to the 2015 relocation of Tommy Bahama's office in Seattle.

Lilly Pulitzer:

	Second Quarter Fiscal 2016	Second Quarter Fiscal 2015	$ Change	% Change
Net sales	$69,724	$64,676	$5,048	7.8%
Gross margin	67.9%	68.1%
Operating income	$22,640	$19,515	$3,125	16.0%
Operating income as % of net sales	32.5%	30.2%

The increase in operating income in Lilly Pulitzer was primarily due to the higher net sales. SG&A for the Second Quarter of Fiscal 2016 includes $1.6 million of incremental SG&A associated with the cost of operating additional Lilly Pulitzer retail stores, which was offset by lower incentive compensation amounts during the Second Quarter of Fiscal 2016 resulting in SG&A being comparable between periods.

Lanier Apparel:

	Second Quarter Fiscal 2016	Second Quarter Fiscal 2015	$ Change	% Change
Net sales	$19,541	$20,715	$(1,174)	(5.7)%
Gross margin	26.1%	31.5%
Operating income	$78	$1,070	$(992)	(92.7)%
Operating income as % of net sales	0.4%	5.2%

The decrease in operating income for Lanier Apparel was primarily due to lower gross margin and lower sales partially offset by lower SG&A. The lower SG&A was primarily due to lower incentive compensation expense and variable expenses which generally fluctuate with sales.

Southern Tide:

	Second Quarter of Fiscal 2016	Second Quarter of Fiscal 2015	$ Change	% Change
Net sales	$9,155	$—	$9,155	NM
Gross margin	41.2%	NA
Operating loss	$(1)	$—	$(1)	NM
Operating loss as % of net sales	0.0%	NA
Inventory step-up charge included in Southern Tide	$976	$—
Amortization of intangible assets included in Southern Tide	$159	$—
Distribution center integration charges	$454	$—

We do not consider the gross margin or operating income in the Second Quarter of Fiscal 2016 to necessarily be indicative of expected results on an annual basis or for future periods due to the unfavorable impact of the inventory step-up charge and the distribution center integration charges incurred during the Second Quarter of Fiscal 2016.

Corporate and Other:

	Second Quarter Fiscal 2016	Second Quarter Fiscal 2015	$ Change	% Change
Net sales	$465	$(544)	$1,009	NM
Operating loss	$(4,605)	$(5,981)	$1,376	23.0%
LIFO (credit) charge included in Corporate and Other	$(959)	$714

The improved operating results in Corporate and Other were primarily due to the net favorable impact of LIFO accounting.

Interest expense, net

	Second Quarter Fiscal 2016	Second Quarter Fiscal 2015	$ Change	% Change
Interest expense, net	$1,177	$737	$440	59.7%

Interest expense for the Second Quarter of Fiscal 2016 increased from the prior year primarily due to the write off of approximately $0.3 million of deferred financing costs associated with our amendment and restatement of our revolving credit agreement as well as higher average debt outstanding during the Second Quarter of Fiscal 2016 compared to the Second Quarter of Fiscal 2015. The higher average debt outstanding in the Second Quarter of Fiscal 2016 was primarily a result of increased debt used to fund the acquisition of Southern Tide.

Income taxes

	Second Quarter Fiscal 2016	Second Quarter Fiscal 2015	$ Change	% Change
Income taxes	$13,638	$12,959	$679	5.2%
Effective tax rate	36.4%	38.1%

Income tax expense for the Second Quarter of Fiscal 2016 increased, reflecting higher earnings and a lower effective tax rate. The lower effective tax rate in the Second Quarter of Fiscal 2016 compared to the Second Quarter of Fiscal 2015 was primarily due to improved operating results in our Hong Kong-based sourcing operations and Tommy Bahama Asia-Pacific retail operations resulting in the utilization of certain foreign net operating loss carryforward amounts for which the benefit was not recognized in prior years.

Net earnings from continuing operations

	Second Quarter Fiscal 2016	Second Quarter Fiscal 2015
Net earnings from continuing operations	$23,875	$21,050
Net earnings from continuing operations per diluted share	$1.44	$1.27
Weighted average shares outstanding - diluted	16,623	16,547

The higher net earnings from continuing operations per diluted share in the Second Quarter of Fiscal 2016 was primarily due to the increased operating results in Lilly Pulitzer and Corporate and Other and a lower effective tax rate partially offset by the lower operating income in Lanier Apparel, each as discussed above.

Discontinued operations

	Second Quarter Fiscal 2016	Second Quarter Fiscal 2015	$ Change	% Change
Loss from discontinued operations, net of taxes	$—	$(23,070)	$23,070	100.0%

The loss from discontinued operations, net of taxes in the Second Quarter of Fiscal 2016 reflects the loss on sale and the operations of our former Ben Sherman operating group, which was sold during the Second Quarter of Fiscal 2015. We do not anticipate significant operations or earnings related to the discontinued operations in future periods, with cash flow attributable to discontinued operations in the future primarily limited to amounts associated with certain retained lease obligations. The estimated lease liability represents our best estimate of the net loss anticipated with respect to the retained lease obligations; however, the ultimate loss to be recognized remains uncertain as the amount of any sub-lease income is dependent upon negotiated terms of any sub-lease agreements entered into for the spaces in the future.

FIRST HALF OF FISCAL 2016 COMPARED TO FIRST HALF OF FISCAL 2015

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

	First Half Fiscal 2016		First Half Fiscal 2015		$ Change	% Change
Net sales	$539,231	100.0%	$511,084	100.0%	$28,147	5.5%
Cost of goods sold	221,393	41.1%	205,605	40.2%	15,788	7.7%
Gross profit	$317,838	58.9%	$305,479	59.8%	$12,359	4.0%
SG&A	254,514	47.2%	242,643	47.5%	11,871	4.9%
Royalties and other operating income	7,372	1.4%	7,393	1.4%	(21)	(0.3)%
Operating income	$70,696	13.1%	$70,229	13.7%	$467	0.7%
Interest expense, net	1,791	0.3%	1,512	0.3%	279	18.5%
Earnings from continuing operations before income taxes	$68,905	12.8%	$68,717	13.4%	$188	0.3%
Income taxes	24,853	4.6%	26,344	5.2%	(1,491)	(5.7)%
Net earnings from continuing operations	$44,052	8.2%	$42,373	8.3%	$1,679	4.0%
Loss from discontinued operations, net of taxes	—	NM	(27,138)	NM	27,138	100.0%
Net earnings (loss)	$44,052	8.2%	$15,235	NM	$28,817	NM

The discussion and tables below compare certain line items included in our statements of operations for the First Half of Fiscal 2016 to the First Half of Fiscal 2015. Each dollar and percentage change provided reflects the change between these periods unless indicated otherwise. Each dollar and share amount included in the tables is in thousands except for per share amounts. Individual line items of our consolidated statements of operations may not be directly comparable to those of our competitors, as classification of certain expenses may vary by company.

Unless otherwise indicated, all references to assets, liabilities, revenues and expenses in these financial statements reflect continuing operations and exclude any amounts related to our former Ben Sherman operating group, which is classified as discontinued operations, as discussed in note 5 in our unaudited condensed consolidated financial statements included in this report.

Net Sales

	First Half Fiscal 2016	First Half Fiscal 2015	$ Change	% Change
Tommy Bahama	$346,830	$338,511	$8,319	2.5%
Lilly Pulitzer	134,458	123,654	10,804	8.7%
Lanier Apparel	46,152	48,739	(2,587)	(5.3)%
Southern Tide	10,580	—	10,580	NM
Corporate and Other	1,211	180	1,031	NM
Total net sales	$539,231	$511,084	$28,147	5.5%

Consolidated net sales increased $28.1 million, or 5.5%, in the First Half of Fiscal 2016 compared to the First Half of Fiscal 2015. The increase in consolidated net sales was primarily driven by (1) an incremental net sales increase of $14.9 million associated with the operation of additional full-price retail stores, (2) the $10.6 million of net sales of Southern Tide, which was acquired on April 19, 2016, (3) a $6.4 million increase in wholesale sales and (4) a $2.6 million increase in restaurant sales in Tommy Bahama. These sales increases were partially offset by (1) a $3.0 million, or 1%, decrease in comparable store sales to $231.7 million in the First Half of Fiscal 2016 from $234.7 million in the First Half of Fiscal 2015, and (2) a $3.3 million net decrease in direct to consumer clearance sales through our outlet stores, e-commerce flash clearance sales and warehouse sales. We believe that certain macroeconomic factors including lower traffic and a focus away from fashion apparel by consumers impacted the sales of each of our direct to consumer and wholesale businesses unfavorably in the First Half of Fiscal 2016.

The following table presents the proportion of our consolidated net sales by distribution channel for each period presented:

	First Half Fiscal 2016	First Half Fiscal 2015
Full-price retail stores and outlets	42%	44%
E-commerce	16%	15%
Restaurant	7%	7%
Wholesale	35%	34%
Total	100%	100%

Tommy Bahama:

The Tommy Bahama net sales increase of $8.3 million, or 2.5%, was primarily driven by (1) an incremental net sales increase of $7.8 million associated with the operation of additional full-price retail stores, (2) a $2.6 million increase in restaurant sales resulting from the operation of the Waikiki restaurant partially offset by lower sales in other locations, (3) a $0.6 million increase in net sales through our direct to consumer clearance channels, including outlet stores and e-commerce flash clearance sales and (4) a $0.3 million increase in wholesale sales as off-price wholesale sales increases offset full-price wholesale sales decreases. These sales increases were partially offset by a $3.1 million, or 2%, decrease in comparable store sales to $163.2 million in the First Half of Fiscal 2016 from $166.3 million in the First Half of Fiscal 2015.

As of July 30, 2016, we operated 168 Tommy Bahama stores globally, consisting of 111 full-price retail stores, 16 restaurant-retail locations and 41 outlet stores. As of August 1, 2015, we operated 161 Tommy Bahama stores consisting of 104 full-price retail stores, 15 restaurant-retail locations and 42 outlet stores. The following table presents the proportion of net sales by distribution channel for Tommy Bahama for each period presented:

	First Half Fiscal 2016	First Half Fiscal 2015
Full-price retail stores and outlets	50%	51%
E-commerce	15%	14%
Restaurant	12%	11%
Wholesale	23%	24%
Total	100%	100%

Lilly Pulitzer:

The Lilly Pulitzer net sales increase of $10.8 million, or 8.7%, was primarily a result of (1) an incremental net sales increase of $7.1 million associated with the operation of additional retail stores, (2) a $7.6 million increase in wholesale sales primarily resulting from increased orders from existing wholesale customers and (3) a $0.1 million increase in comparable store sales to $68.5 million in the First Half of Fiscal 2016 compared to $68.3 million in the First Half of Fiscal 2015. These sales increases were partially offset by a $4.0 million decrease in warehouse sales as Lilly Pulitzer did not anniversary its warehouse sale in 2016. As of July 30, 2016, we operated 37 Lilly Pulitzer retail stores, after opening five and closing one retail store during the First Half of Fiscal 2016, compared to 33 retail stores as of August 1, 2015. The following table presents the proportion of net sales by distribution channel for Lilly Pulitzer for each period presented:

	First Half Fiscal 2016	First Half Fiscal 2015
Full-price retail stores and warehouse sales	38%	40%
E-commerce	22%	23%
Wholesale	40%	37%
Total	100%	100%

Lanier Apparel:

The decrease in net sales for Lanier Apparel of $2.6 million, or 5.3%, was primarily due to a $4.3 million decrease in net sales in the tailored clothing business, which was partially offset by $1.6 million of increased sales in the sportswear business. The lower sales in the tailored clothing business was due to lower volume in certain programs, including a private label pants program and various replenishment programs, as some programs were reduced while others were exited, which was partially offset by increased volume in other programs, some of which are new programs. The increased sales in the sportswear business was primarily due to increased volume in private label sportswear programs.

Southern Tide:

The net sales of Southern Tide reflect the sales of Southern Tide for the period from the date of acquisition on April 19, 2016 through July 30, 2016. We do not consider the net sales for this short period to be indicative of expected net sales on an annual basis or for future periods. We estimate that net sales for the period from April 19, 2016 through the end of Fiscal 2016 will be approximately $30 million with about 75% to 80% of the sales being wholesale sales and the remainder being e-commerce sales on the Southern Tide website.

Corporate and Other:

Corporate and Other net sales primarily consist of the net sales of our Lyons, Georgia distribution center to third party warehouse customers as well as the impact of the elimination of any intercompany sales between our operating groups. Net sales in the First Half of Fiscal 2015 were unfavorably impacted by the elimination of intercompany sales between our operating groups.

Gross Profit

The table below presents gross profit by operating group and in total for the First Half of Fiscal 2016 and the First Half of Fiscal 2015 as well as the change between those two periods. Our gross profit and gross margin, which is calculated as gross profit divided by net sales, may not be directly comparable to those of our competitors, as the statement of operations classification of certain expenses may vary by company.

	First Half Fiscal 2016	First Half Fiscal 2015	$ Change	% Change
Tommy Bahama	$206,984	$205,705	$1,279	0.6%
Lilly Pulitzer	90,717	84,149	6,568	7.8%
Lanier Apparel	13,689	14,644	(955)	(6.5)%
Southern Tide	4,340	—	4,340	NM
Corporate and Other	2,108	981	1,127	NM
Total gross profit	$317,838	$305,479	$12,359	4.0%
LIFO (credit) charge included in Corporate and Other	$(1,253)	$384
Inventory step-up charge included in Southern Tide	$1,129	$—

The increase in consolidated gross profit was primarily due to higher net sales and the favorable impact of LIFO accounting. The impact of the higher net sales and LIFO accounting were partially offset by lower gross margins in each operating group, as discussed below, and the inclusion of Southern Tide, which has lower gross margins than our typical consolidated gross margin, particularly after the incremental cost of goods sold associated with the step-up of inventory recognized pursuant to the acquisition method of accounting at acquisition. The table below presents gross margin by operating group and in total for the First Half of Fiscal 2016 and First Half of Fiscal 2015.

	First Half Fiscal 2016	First Half Fiscal 2015
Tommy Bahama	59.7%	60.8%
Lilly Pulitzer	67.5%	68.1%
Lanier Apparel	29.7%	30.0%
Southern Tide	41.0%	NA
Corporate and Other	NM	NM
Consolidated gross margin	58.9%	59.8%

On a consolidated basis, gross margin decreased in the First Half of Fiscal 2016, primarily as a result of lower gross margins in each operating group. The unfavorable impact of lower gross margins in each operating group were partially offset by the favorable impact of LIFO accounting.

Tommy Bahama:

The decrease in Tommy Bahama's gross margin in the First Half of Fiscal 2016 reflects lower gross margins in both the direct to consumer and wholesale distribution channels, particularly the off-price businesses. The lower gross margins in the off-price channels were primarily due to our efforts to manage inventory and dispose of prior season and excess inventory timely. The liquidation efforts were generally concentrated in women's and footwear, particularly as we transition to a license arrangement for our footwear business. In addition, we had lower gross margins in our full-price direct to consumer business primarily due to a greater proportion of sales in the First Half of Fiscal 2016 occurring in connection with our loyalty gift card, Flip-Side and Friends & Family marketing events.

Lilly Pulitzer:

The decrease in gross margin for Lilly Pulitzer in the First Half of Fiscal 2016 was primarily driven by a change in sales mix as wholesale sales represented a greater proportion of Lilly Pulitzer sales and lower gross margins in retail stores resulting from more in-store markdowns. This was partially offset by the favorable gross margin impact of having no warehouse clearance sale, which historically had lower gross margins than full-price direct to consumer sales, in the Second Quarter of Fiscal 2016, and higher e-commerce gross margins.

Lanier Apparel:

The decrease in gross margin for Lanier Apparel was primarily due to a larger unfavorable impact of inventory markdowns which offset a change in sales mix towards a greater proportion of branded business sales and a greater proportion of net sales from higher gross margin programs.

Southern Tide:

The gross profit of Southern Tide for the First Half of Fiscal 2016 includes the gross profit of Southern Tide for the period from the date of acquisition on April 19, 2016 through July 30, 2016, which was impacted by $1.1 million of incremental cost of goods sold associated with the step-up of inventory recognized pursuant to the purchase method of accounting at acquisition. We do not consider the gross profit or gross margin for this period to be indicative of expected gross profit, or gross margin, on an annual basis or for future periods. During the full year of Fiscal 2016, we expect that the gross profit of Southern Tide will be unfavorably impacted by $3.0 million of incremental cost of goods sold related to the step-up of inventory which will be expensed as the acquired inventory is sold.

Corporate and Other:

The gross profit in Corporate and Other in each period primarily reflects (1) the gross profit of our Lyons, Georgia distribution center operations, (2) the impact of LIFO accounting adjustments and (3) the impact of certain consolidating adjustments, including the elimination of intercompany sales between our operating groups, if any. The primary driver for the higher gross profit was that the First Half of Fiscal 2016 was favorably impacted by a LIFO accounting credit of $1.3 million and the First Half of Fiscal 2015 was unfavorably impacted by a LIFO accounting charge of $0.4 million.

SG&A

	First Half Fiscal 2016	First Half Fiscal 2015	$ Change	% Change
SG&A	$254,514	$242,643	$11,871	4.9%
SG&A as % of net sales	47.2%	47.5%
Amortization of intangible assets included in Tommy Bahama associated with Tommy Bahama Canada acquisition	$749	$786
Amortization of intangible assets included in Southern Tide	$209	$—
Transaction expenses associated with the Southern Tide acquisition included in Corporate and Other	$762	$—
Distribution center integration charges	$454	$—

The increase in SG&A was primarily due to (1) $9.7 million of incremental costs in the First Half of Fiscal 2016 associated with additional Tommy Bahama retail stores and restaurants and Lilly Pulitzer retail stores, (2) $4.4 million of SG&A associated with the Southern Tide business including the distribution center integration charges, (3) an increase in brand advertising and marketing expense, (4) $1.5 million of increased occupancy costs associated with the higher rent structure related to the 2015 relocation of Tommy Bahama's office in Seattle and (5) $0.8 million of transaction expenses associated with the Southern Tide acquisition, which are included in Corporate and Other. These SG&A increases were partially offset by $6.5 million of lower incentive compensation.

SG&A included $1.1 million of amortization of intangible assets in both the First Half of Fiscal 2016 and the First Half of Fiscal 2015. We anticipate that amortization of intangible assets for Fiscal 2016 will be approximately $2.5 million, with approximately $0.5 million of the amortization related to the intangible assets acquired as part of the Southern Tide acquisition and $1.4 million of amortization related to Tommy Bahama's Canada acquisition. We expect that amortization in Fiscal 2017 will likely be higher than the anticipated amount for Fiscal 2016, as Fiscal 2017 will include a full year of amortization expense related to the Southern Tide acquisition.

Royalties and other operating income

	First Half Fiscal 2016	First Half Fiscal 2015	$ Change	% Change
Royalties and other operating income	$7,372	$7,393	$(21)	(0.3)%

Royalties and other operating income in the First Half of Fiscal 2016 primarily reflect income received from third parties from the licensing of our Tommy Bahama, Lilly Pulitzer and Southern Tide brands. The comparable amounts for the

First Half of Fiscal 2016 and the First Half of Fiscal 2015 reflect an increase in royalty income in Tommy Bahama offset by a decrease in royalty income in Lilly Pulitzer.

Operating income (loss)

	First Half Fiscal 2016	First Half Fiscal 2015	$ Change	% Change
Tommy Bahama	$33,896	$40,916	$(7,020)	(17.2)%
Lilly Pulitzer	43,434	37,258	6,176	16.6%
Lanier Apparel	2,943	2,915	28	1.0%
Southern Tide	47	—	47	NM
Corporate and Other	(9,624)	(10,860)	1,236	11.4%
Total operating income	$70,696	$70,229	$467	0.7%
LIFO (credit) charge included in Corporate and Other	$(1,253)	$384
Inventory step-up charge included in Southern Tide	$1,129	$—
Amortization of intangible assets included in Tommy Bahama associated with Tommy Bahama Canada acquisition	$749	$786
Amortization of intangible assets included in Southern Tide	$209	$—
Transaction expenses associated with the Southern Tide acquisition included in Corporate and Other	$762	$—
Distribution center integration charges	$454	$—

The comparable operating income in the First Half of Fiscal 2016 as compared to the First Half of Fiscal 2015 was primarily due to the improved operating results in Lilly Pulitzer and Corporate and Other partially offset by lower operating income in Tommy Bahama. Changes in operating income (loss) by operating group are discussed below.

Tommy Bahama:

	First Half Fiscal 2016	First Half Fiscal 2015	$ Change	% Change
Net sales	$346,830	$338,511	$8,319	2.5%
Gross margin	59.7%	60.8%
Operating income	$33,896	$40,916	$(7,020)	(17.2)%
Operating income as % of net sales	9.8%	12.1%
Amortization of intangible assets included in Tommy Bahama associated with Tommy Bahama Canada acquisition	$749	$786

The lower operating results for Tommy Bahama were primarily due to lower gross margin and higher SG&A, which were partially offset by increased sales. The higher SG&A for the First Half of Fiscal 2016 includes (1) $7.1 million of incremental SG&A associated with operating additional retail stores and restaurants, including pre-opening rent and set-up costs associated with new stores and restaurants, (2) an increase in brand advertising and marketing expense and (3) $1.5 million of increased occupancy costs associated with the higher rent structure related to the 2015 relocation of Tommy Bahama's office in Seattle. These SG&A increases were partially offset by lower incentive compensation amounts.

Lilly Pulitzer:

	First Half Fiscal 2016	First Half Fiscal 2015	$ Change	% Change
Net sales	$134,458	$123,654	$10,804	8.7%
Gross margin	67.5%	68.1%
Operating income	$43,434	$37,258	$6,176	16.6%
Operating income as % of net sales	32.3%	30.1%

The increase in operating income in Lilly Pulitzer was primarily due to the higher net sales partially offset by the impact of the lower gross margin. SG&A for the First Half of Fiscal 2016 includes $2.6 million of incremental SG&A associated with the cost of operating additional Lilly Pulitzer retail stores as well as increased advertising and other expenses to support the growing business. These increases in SG&A were offset by a $4.6 million reduction in incentive compensation amounts during the First Half of Fiscal 2016.

Lanier Apparel:

	First Half Fiscal 2016	First Half Fiscal 2015	$ Change	% Change
Net sales	$46,152	$48,739	$(2,587)	(5.3)%
Gross margin	29.7%	30.0%
Operating income	$2,943	$2,915	$28	1.0%
Operating income as % of net sales	6.4%	6.0%

The comparable operating income for Lanier Apparel reflects lower SG&A offset by lower sales and gross margin. The lower SG&A primarily reflects lower incentive compensation, royalty, advertising and sample expenses.

Southern Tide:

	First Half Fiscal 2016	First Half Fiscal 2015	$ Change	% Change
Net sales	$10,580	$—	$10,580	NM
Gross margin	41.0%	NA
Operating income	$47	$—	$47	NM
Operating income as % of net sales	0.4%	NA
Inventory step-up charge included in Southern Tide	$1,129	$—
Amortization of intangible assets included in Southern Tide	$209	$—
Distribution center integration charges	$454	$—

The net sales, gross margin and operating income of Southern Tide reflects the results of Southern Tide for the period from the date of acquisition on April 19, 2016 through July 30, 2016. We do not consider the results for this period to be indicative of expected results on an annual basis or for future periods. During the full year of Fiscal 2016, we expect that the gross profit of Southern Tide will be unfavorably impacted by the incremental cost of goods sold related to the step-up of inventory at acquisition, which will be recognized in cost of goods sold as the acquired inventory is sold, and the distribution center integration charges incurred during the Second Quarter of Fiscal 2016. We do not anticipate any inventory step-up charges subsequent to Fiscal 2016, but we expect that the amortization of intangible assets will be recognized over a period of 15 years.

Corporate and Other:

	First Half Fiscal 2016	First Half Fiscal 2015	$ Change	% Change
Net sales	$1,211	$180	$1,031	NM
Operating loss	$(9,624)	$(10,860)	$1,236	11.4%
LIFO (credit) charge included in Corporate and Other	$(1,253)	$384
Transaction expenses associated with the Southern Tide acquisition included in Corporate and Other	$762	$—

The improved operating results in Corporate and Other were primarily due to the net favorable impact of LIFO accounting and lower incentive compensation amounts which were partially offset by $0.8 million of transactions expenses associated with the Southern Tide acquisition.

Interest expense, net

	First Half Fiscal 2016	First Half Fiscal 2015	$ Change	% Change
Interest expense, net	$1,791	$1,512	$279	18.5%

Interest expense for the First Half of Fiscal 2016 increased from the prior year primarily due to the write off of approximately $0.3 million of deferred financing costs associated with our amendment and restatement of our revolving credit agreement. We anticipate that interest expense for Fiscal 2016 will be approximately $3.5 million.

Income taxes

	First Half Fiscal 2016	First Half Fiscal 2015	$ Change	% Change
Income taxes	$24,853	$26,344	$(1,491)	(5.7)%
Effective tax rate	36.1%	38.3%

Income tax expense for the First Half of Fiscal 2016 decreased, reflecting lower earnings and a lower effective tax rate. The lower effective tax rate in the First Half of Fiscal 2016 compared to the First Half of Fiscal 2015 was primarily due to (1) improved operating results in our Hong Kong-based sourcing operations and Tommy Bahama Asia-Pacific retail operations resulting in the utilization of certain foreign net operating loss carryforward amounts, (2) lower domestic earnings and (3) certain favorable discrete items, including the tax benefit associated with the vesting of certain restricted stock awards. Our effective tax rate for Fiscal 2016 is expected to be approximately 36%, reflecting the favorable impact of our foreign operations, including the utilization of foreign operating loss carryforward amounts for which the benefit was not recognized in prior years, on our consolidated effective tax rate.

Net earnings from continuing operations

	First Half Fiscal 2016	First Half Fiscal 2015
Net earnings from continuing operations	$44,052	$42,373
Net earnings from continuing operations per diluted share	$2.65	$2.56
Weighted average shares outstanding - diluted	16,620	16,536

The primary reason for the higher net earnings from continuing operations per diluted share in the First Half of Fiscal 2016 was higher operating results in Lilly Pulitzer and Corporate and Other and a lower effective tax rate partially offset by lower operating income in Tommy Bahama, each as discussed above.

Discontinued operations

	First Half Fiscal 2016	First Half Fiscal 2015	$ Change	% Change
Loss from discontinued operations, net of taxes	$—	$(27,138)	$27,138	100.0%

The loss from discontinued operations, net of taxes in the First Half of Fiscal 2015 reflects the loss on sale and the operations of our former Ben Sherman operating group, which was sold during the Second Quarter of Fiscal 2015. We do not anticipate significant operations or earnings related to the discontinued operations in future periods, with cash flow attributable to discontinued operations in the future primarily limited to amounts associated with certain retained lease obligations. The estimated lease liability represents our best estimate of the net loss anticipated with respect to the retained lease obligations; however, the ultimate loss to be recognized remains uncertain as the amount of any sub-lease income is dependent upon negotiated terms of any sub-lease agreements entered into for the spaces in the future.

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
As of July 30, 2016, we had $8.2 million of cash and cash equivalents on hand, with $105.9 million of borrowings outstanding and $157.2 million of availability under our Revolving Credit Agreement. We believe our balance sheet and anticipated future positive cash flow from operating activities provide us with ample opportunity to continue to invest in our brands and our direct to consumer initiatives.

Key Liquidity Measures

($ in thousands)	July 30, 2016	January 30, 2016	August 1, 2015	January 31, 2015
Total current assets	$225,852	$216,796	$197,767	$258,545
Total current liabilities	$112,609	$128,899	$117,539	$159,942
Working capital	$113,243	$87,897	$80,228	$98,603
Working capital ratio	2.01	1.68	1.68	1.62
Debt to total capital ratio	22%	12%	12%	27%

Our working capital ratio is calculated by dividing total current assets by total current liabilities. Current assets increased from August 1, 2015 to July 30, 2016 primarily due to the current assets related to the Southern Tide business acquired during the First Quarter of Fiscal 2016. Current liabilities as of July 30, 2016 decreased compared to August 1, 2015 primarily due to a decrease in accrued compensation and the reduction in current liabilities related to discontinued operations, partially offset by an increase in accounts payable reflecting the timing of payment of inventory and operating expenses and the addition of current liabilities associated with Southern Tide.

For the ratio of debt to total capital, debt is defined as short-term and long-term debt included in continuing operations, and total capital is defined as debt plus shareholders' equity. Debt was $105.9 million at July 30, 2016 and $45.0 million at August 1, 2015, while shareholders’ equity was $373.4 million at July 30, 2016 and $324.7 million at August 1, 2015. The increase in debt since August 1, 2015 was primarily due to the payment of $92.0 million related to the Southern Tide acquisition, $56.3 million of capital expenditures and the payment of $17.4 million of dividends which were partially offset by $105.5 million of cash flow from operations. Shareholders' equity increased from August 1, 2015, primarily as a result of net earnings less dividends paid. Our debt levels and ratio of debt to total capital in future periods may not be comparable to historical amounts as we continue to assess, and possibly make changes to, our capital structure. Changes in our capital structure in the future, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Balance Sheet

The following tables set forth certain information included in our consolidated balance sheets (in thousands). As a result of the acquisition of Southern Tide during the Second Quarter of Fiscal 2016, a number of line items in our balance sheet increased as discussed below. Below each table are explanations for any significant changes in the balances from August 1, 2015 to July 30, 2016.

Current Assets:

	July 30, 2016	January 30, 2016	August 1, 2015	January 31, 2015
Cash and cash equivalents	$8,192	$6,323	$13,661	$5,281
Receivables, net	61,081	59,065	57,108	64,587
Inventories, net	133,662	129,136	104,786	120,613
Prepaid expenses	22,917	22,272	22,163	19,941
Assets related to discontinued operations, net	—	—	49	48,123
Total current assets	$225,852	$216,796	$197,767	$258,545

Cash and cash equivalents as of July 30, 2016 represents typical cash amounts maintained on an ongoing basis in our operations, which generally ranges from $5 million to $10 million at any given time, and any excess cash is generally used to repay amounts outstanding under our Revolving Credit Agreement. Cash and cash equivalents as of August 1, 2015 was higher than our typical cash amounts maintained on an ongoing basis in our operations due to the receipt of cash late in the quarter and cash in foreign locations, which were not utilized to reduce outstanding debt until after quarter end. The increase in receivables, net as of July 30, 2016 was primarily a result of receivables related to the Southern Tide business, partially offset by lower net receivables in our other businesses resulting from lower wholesale sales in the last two months of the Second Quarter of Fiscal 2016 compared to the last two months of the Second Quarter of Fiscal 2015.

Inventories, net as of July 30, 2016 increased from August 1, 2015 primarily as a result of (1) inventories related to the Southern Tide business and (2) increased inventories in each of our Lilly Pulitzer and Lanier Apparel operating groups for anticipated sales increases in the Third Quarter of Fiscal 2016. These increases were partially offset by lower inventory levels in Tommy Bahama reflecting Tommy Bahama's focus on managing inventory buys on a total operating group basis and sale of a greater amount of inventory units through outlet stores, ecommerce flash sales and off-price wholesale channels during the period. We believe that inventory levels in each operating group are appropriate to support the anticipated sales growth for the Third Quarter of Fiscal 2016. Prepaid expenses increased primarily as a result of the prepaid expenses associated with the Southern Tide business.

Non-current Assets:

	July 30, 2016	January 30, 2016	August 1, 2015	January 31, 2015
Property and equipment, net	$190,195	$184,094	$170,283	$146,039
Intangible assets, net	186,565	143,738	145,010	146,134
Goodwill	50,911	17,223	17,254	17,296
Other non-current assets, net	23,041	20,839	22,753	22,646
Assets related to discontinued operations, net	—	—	—	31,747
Total non-current assets	$450,712	$365,894	$355,300	$363,862

The increase in property and equipment, net at July 30, 2016 from August 1, 2015 primarily resulted from capital expenditures in the twelve months ended July 30, 2016 partially offset by depreciation expense subsequent to August 1, 2015. The increases in intangible assets, net and goodwill at July 30, 2016 were primarily due to the acquisition of the Southern Tide business.

Liabilities:

	July 30, 2016	January 30, 2016	August 1, 2015	January 31, 2015
Total current liabilities	$112,609	$128,899	$117,539	$159,942
Long-term debt	105,941	43,975	45,000	104,842
Other non-current liabilities	68,529	67,188	63,420	56,286
Deferred taxes	12,620	3,657	2,452	5,161
Non-current liabilities related to discontinued operations	3,469	4,571	—	5,571
Total liabilities	$303,168	$248,290	$228,411	$331,802

Current liabilities as of July 30, 2016 decreased compared to August 1, 2015 primarily due to a decrease in accrued compensation of $9.8 million and the reduction in current liabilities related to discontinued operations of $6.9 million partially offset by an increase in accounts payable reflecting the timing of payment of inventory and operating expenses and the addition of current liabilities associated with Southern Tide. The increase in debt since August 1, 2015 was primarily due to the payment of $92.0 million related to the Southern Tide acquisition, $56.3 million of capital expenditures and the payment of $17.4 million of dividends, which were partially offset by $105.5 million of cash flow from operations. Other non-current liabilities increased as of July 30, 2016 compared to August 1, 2015 primarily due to increases in deferred rent liabilities, including tenant improvement allowances from landlords. The increase in deferred taxes was primarily due to the impact of purchase accounting on the basis differences for the acquired assets of Southern Tide and timing differences associated with depreciation, amortization and accrued compensation. Non-current liabilities related to discontinued operations as of July 30, 2016 represents our best estimate of the future net loss anticipated with respect to certain retained lease obligations; however, the ultimate liability is dependent upon negotiated terms of any sub-lease agreements entered into for the spaces in the future.

Statement of Cash Flows

The following table sets forth the net cash flows, including continuing and discontinued operations, for the First Half of Fiscal 2016 and First Half of Fiscal 2015 (in thousands):

	First Half Fiscal 2016	First Half Fiscal 2015
Net cash provided by operating activities	$72,875	$72,731
Net cash (used in) provided by investing activities	(121,632)	17,911
Net cash provided by (used in) financing activities	50,328	(82,801)
Net change in cash and cash equivalents	$1,571	$7,841

Cash and cash equivalents on hand were $8.2 million and $13.7 million at July 30, 2016 and August 1, 2015, respectively. Changes in cash flows in the First Half of Fiscal 2016 and the First Half of Fiscal 2015 related to operating activities, investing activities and financing activities which are discussed below.

Operating Activities:

In the First Half of Fiscal 2016 and First Half of Fiscal 2015, operating activities provided $72.9 million and $72.7 million of cash, respectively. The cash flow from operating activities was primarily the result of net earnings for the relevant period adjusted, as applicable, for non-cash activities including depreciation, amortization and equity-based compensation expense as well as the net impact of changes in our working capital accounts. Working capital account changes had a relatively neutral impact on cash flow from operations in the First Half of Fiscal 2016 and a favorable impact on cash flow from operations in the First Half of Fiscal 2015. In the First Half of Fiscal 2016 the more significant changes in working capital accounts were a decrease in current liabilities which decreased cash flow from operations and a decrease in inventories which increased cash flow from operations. During the First Half of Fiscal 2015 the more significant changes in working capital accounts were a decrease in inventories, net, and receivables, net, partially offset by a decrease in current liabilities.

Investing Activities:

During the First Half of Fiscal 2016, investing activities used $121.6 million of cash, while in the First Half of Fiscal 2015, investing activities provided $17.9 million of cash. In the First Half of Fiscal 2016, we paid $92.0 million of cash for the acquisition of Southern Tide, $24.6 million for capital expenditures, $3.0 million for the acquisition of a trademark and related inventory and $2.0 million for the final working capital settlement associated with our Ben Sherman discontinued operations. During the First Half of Fiscal 2015, we received $59.3 million of proceeds for the sale of our Ben Sherman business, which was partially offset by the use of $41.4 million for capital expenditures.

Financing Activities:

During the First Half of Fiscal 2016, financing activities provided $50.3 million of cash while in the First Half of Fiscal 2015 financing activities used $82.8 million of cash. In the First Half of Fiscal 2016, we increased debt primarily for the purpose of purchasing the Southern Tide business, funding our capital expenditures and payment of dividends, which in the aggregate exceeded our cash flow from operations. During the First Half of Fiscal 2015, we decreased debt as cash provided by our operating activities and the proceeds from the sale of Ben Sherman exceeded our cash requirements for capital expenditures, contingent consideration payments and dividends. During the First Half of Fiscal 2016 and the First Half of Fiscal 2015, we paid $9.1 million and $8.3 million of dividends, respectively.

Liquidity and Capital Resources

On May 24, 2016, we entered into the Revolving Credit Agreement in order to (i) increase the borrowing capacity of the facility, (ii) extend the maturity from November 2018 to May 2021 and (iii) modify certain other provisions and restrictions from the Prior Credit Agreement. As of July 30, 2016, we had $105.9 million of borrowings outstanding under our Revolving Credit Agreement. The Revolving Credit Agreement generally (i) is limited to a borrowing base consisting of specified percentages of eligible categories of assets, (ii) accrues variable-rate interest (weighted average borrowing rate of 1.9% as of

July 30, 2016), unused line fees and letter of credit fees based on average unused availability and/or utilization, (iii) requires periodic interest payments with principal due at maturity (May 2021) and (iv) is secured by a first priority security interest in substantially all of the assets of Oxford Industries, Inc. and substantially all of its domestic subsidiaries including accounts receivable, books and records, chattel paper, deposit accounts, equipment, certain general intangibles, inventory, investment property (including the equity interests of certain subsidiaries), negotiable collateral, life insurance policies, supporting obligations, commercial tort claims, cash and cash equivalents, eligible trademarks, proceeds and other personal property.

To the extent cash flow needs exceed cash flow provided by our operations, we will have access, subject to its terms, to our Revolving Credit Agreement to provide funding for operating activities, capital expenditures and acquisitions, if any. Our credit facility is also used to finance trade letters of credit for product purchases, which reduce the amounts available under our line of credit when issued. As of July 30, 2016, $4.7 million of letters of credit were outstanding against our Revolving Credit Agreement. After considering these limitations and the amount of eligible assets in our borrowing base, as applicable, as of July 30, 2016, we had $157.2 million in unused availability under our Revolving Credit Agreement, subject to certain limitations on borrowings.

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
We believe that the affirmative covenants, negative covenants, financial covenants and other restrictions under the Revolving Credit Agreement are customary for those included in similar facilities entered into at the time we entered into our agreement. During the Second Quarter of Fiscal 2016 and as of July 30, 2016, no financial covenant testing was required pursuant to our Revolving Credit Agreement as the minimum availability threshold was met at all times. As of July 30, 2016, we were compliant with all covenants related to our Revolving Credit Agreement.
Other Liquidity Items:
We anticipate that we will be able to satisfy our ongoing cash requirements, which generally consist of working capital and other operating activity needs, capital expenditures, interest payments on our debt and dividends, if any, primarily from positive cash flow from operations supplemented by borrowings under our Revolving Credit Agreement. Our need for working capital is typically seasonal with the greatest requirements generally in the fall and spring of each year. Our capital needs will depend on many factors including our growth rate, the need to finance inventory levels and the success of our various products. We anticipate that at the maturity of the Revolving Credit Agreement or as otherwise deemed appropriate, we will be able to refinance the facility and/or obtain other financing on terms available in the market at that time. The terms of any future financing arrangements may not be as favorable as the terms of the current agreement or current market terms.
We have paid dividends in each quarter since we became a public company in July 1960. However, we may discontinue or modify dividend payments at any time if we determine that other uses of our capital, including payment of outstanding debt, repurchases of outstanding shares, funding of acquisitions and/or funding of capital expenditures, may be in our best interest; if our expectations of future cash flows and future cash needs outweigh the ability to pay a dividend; or if the terms of our credit facility, other debt instruments or applicable law limit our ability to pay dividends. We may borrow to fund dividends in the short-term based on our expectation of operating cash flows in future periods subject to the terms and conditions of our credit facility or other debt instruments and applicable law. All cash flow from operations will not necessarily be paid out as dividends in all periods. For details about limitations on our ability to pay dividends, see the discussion of our Revolving Credit Agreement above.
Our contractual obligations as of July 30, 2016 have not changed materially from the contractual obligations outstanding at January 30, 2016, as disclosed in our Annual Report on Form 10-K for Fiscal 2015 filed with the SEC, other than the amendment and restatement of our Prior Credit Agreement, as discussed above and in note 6 to the unaudited condensed consolidated financial statements contained in this report, and changes in amounts outstanding under our Revolving Credit Agreement as discussed above.
Our anticipated capital expenditures for Fiscal 2016, including the $24.6 million incurred in the First Half of Fiscal 2016, are expected to be approximately $55 million compared to $73.1 million in Fiscal 2015. These expenditures are expected to consist primarily of costs associated with information technology initiatives, including e-commerce capabilities, opening and relocating retail stores and remodeling retail stores and restaurants.
Off Balance Sheet Arrangements

We have not entered into agreements which meet the SEC’s definition of an off balance sheet financing arrangement, other than operating leases, and have made no financial commitments to or guarantees with respect to any unconsolidated subsidiaries or special purpose entities.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. On an ongoing basis, we evaluate our estimates, including those related to receivables, inventories, goodwill, intangible assets, income taxes, contingencies and other accrued expenses. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that we have appropriately applied our critical accounting policies. However, in the event that inappropriate assumptions or methods were used relating to our critical accounting policies, our consolidated statements of operations could be misstated. Our critical accounting policies and estimates are discussed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for Fiscal 2015. There have not been any significant changes to the application of our critical accounting policies and estimates during the First Half of Fiscal 2016.

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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain interest rate, foreign currency, commodity and inflation risks as discussed in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for Fiscal 2015. There have not been any significant changes in our exposure to these risks during the First Half of Fiscal 2016 except that as a result of our acquisition of the assets and operations of Southern Tide in the First Quarter of Fiscal 2016, our debt levels in Fiscal 2016 are expected to be higher than our debt levels in Fiscal 2015, resulting in a more significant exposure to changes in interest rates.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the Second Quarter of Fiscal 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)         During the Second Quarter of Fiscal 2016, we did not make any unregistered sales of our equity securities.

(c)          We have certain stock incentive plans as described in Note 7 to our consolidated financial statements included in our Annual Report on Form 10-K for Fiscal 2015, all of which are publicly announced plans. During the the Second Quarter of Fiscal 2016, we purchased the following equity awards pursuant to these plans to cover employee tax liabilities related to the vesting of equity awards:

Fiscal Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
May (5/1/16 - 5/28/16)	—	$—	0	0
June (05/29/16 - 7/2/16)	5,422	$58.82	0	0
July (7/3/16 - 7/30/16)	—	$—	0	0
Total	5,422	$58.82	0	0

In Fiscal 2012, our Board of Directors authorized us to spend up to $50 million to repurchase shares of our stock. This authorization superseded and replaced all previous authorizations to repurchase shares of our stock and has no automatic expiration. As of July 30, 2016, no shares of our stock had been repurchased pursuant to this authorization.

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
10.1
Fourth Amended and Restated Credit Agreement, dated as of May 24, 2016, by and among Oxford Industries, Inc.; Tommy Bahama Group, Inc.; the Persons party thereto from time to time as Guarantors, the financial institutions party thereto as lenders, the financial institutions party thereto as Issuing Banks; and SunTrust Robinson Humphrey, Inc. as a Joint Lead Arranger and a Joint Bookrunner; JPMorgan Chase Bank, N.A. as a Joint Lead Arranger, a Joint Bookrunner, and the Syndication Agent; and Bank of America, N.A. and KeyBank National Association, as the Co-Documentation Agents. Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on May 24, 2016.

10.2
Fourth Amended and Restated Pledge and Security Agreement, dated as of May 24, 2016, among Oxford Industries, Inc.; Tommy Bahama Group, Inc.; the additional entities grantor thereto, as Grantors, and SunTrust Bank, as administrative agent. Incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed on May 24, 2016.

10.3	First Amendment to Oxford Industries, Inc. Deferred Compensation Plan dated July 1, 2016.†*
31.1	Section 302 Certification by Principal Executive Officer.*
31.2	Section 302 Certification by Principal Financial Officer.*
32	Section 906 Certification by Principal Executive Officer and Principal Financial Officer.*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed herewith.
†	Exhibit is a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

September 1, 2016	OXFORD INDUSTRIES, INC.
(Registrant)

/s/ K. Scott Grassmyer
K. Scott Grassmyer
Executive Vice President - Finance, Chief Financial Officer and Controller
(Authorized Signatory)