Form 10-Q/A
period 2016-07-30
OXFORD INDUSTRIES INC
filed 2016-09-02
CIK 75288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No. 1 to
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

EXPLANATORY NOTE
The sole purpose of this Amendment No.1 on Form 10-Q/A (the “Amendment”) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 30, 2016, which was originally filed with the Securities and Exchange Commission on September 1, 2016 (“the Original Filing”), is to include the following exhibit:

Exhibit Number	Description
10.3	First Amendment to Oxford Industries, Inc. Deferred Compensation Plan dated July 1, 2016.†*
Exhibit 10.3 was inadvertently omitted from the Original Filing due to an error in the filing process.
This Amendment speaks as of the date of the Original Filing. Except as noted herein, the Amendment does not modify or update in any way disclosures made in the Original Filing (other than to include Exhibit 10.3 as described above), or reflect events that may have occurred subsequent to the Original Filing.

ITEM 6. EXHIBITS

10.3	First Amendment to Oxford Industries, Inc. Deferred Compensation Plan dated July 1, 2016. † *
31.1	Section 302 Certification by Principal Executive Officer.*
31.2	Section 302 Certification by Principal Financial Officer.*
32	Section 906 Certification by Principal Executive Officer and Principal Financial Officer.*

*	Filed herewith.
†	Exhibit is a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

September 2, 2016	OXFORD INDUSTRIES, INC.
(Registrant)

/s/ K. Scott Grassmyer
K. Scott Grassmyer
Executive Vice President - Finance, Chief Financial Officer and Controller
(Authorized Signatory)