Form 10-Q
period 2016-10-29
OXFORD INDUSTRIES INC
filed 2016-12-07
CIK 75288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 29, 2016

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of shares outstanding
Title of each class	as of December 2, 2016
Common Stock, $1 par value	16,770,134

OXFORD INDUSTRIES, INC.
INDEX TO FORM 10-Q
For the Third Quarter of Fiscal 2016

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

Our SEC filings and public announcements may include forward-looking statements about future events. Generally, the words "believe," "expect," "intend," "estimate," "anticipate," "project," "will" and similar expressions identify forward-looking statements, which generally are not historical in nature. We intend for all forward-looking statements contained herein, in our press releases or on our website, and all subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf, to be covered by the safe harbor provisions for forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (which Sections were adopted as part of the Private Securities Litigation Reform Act of 1995). Such statements are subject to a number of risks, uncertainties and assumptions including, without limitation, the impact of economic conditions on consumer demand and spending for apparel and related products, particularly in light of general economic uncertainty that continues to prevail, demand for our products, competitive conditions, timing of shipments requested by our wholesale customers, expected pricing levels, retention of and disciplined execution by key management, the timing and cost of store openings and of planned capital expenditures, weather, costs of products as well as the raw materials used in those products, costs of labor, acquisition and disposition activities, expected outcomes of pending or potential litigation and regulatory actions, access to capital or credit markets, our ability to timely recognize our expected synergies from any acquisitions we pursue (including our recent acquisition of Southern Tide) and the impact of foreign operations on our consolidated effective tax rate. Forward-looking statements reflect our current expectations, based on currently available information, and are not guarantees of performance. Although we believe that the expectations reflected in such forward-looking statements are reasonable, these expectations could prove inaccurate as such statements involve risks and uncertainties, many of which are beyond our ability to control or predict. Should one or more of these risks or uncertainties, or other risks or uncertainties not currently known to us or that we currently deem to be immaterial, materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Important factors relating to these risks and uncertainties include, but are not limited to, those described in Part I, Item 1A. Risk Factors contained in our Annual Report on Form 10-K for Fiscal 2015, and those described from time to time in our future reports filed with the SEC. We caution that one should not place undue reliance on forward-looking statements, which speak only as of the date on which they are made. We disclaim any intention, obligation or duty to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
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

Fiscal 2017	53 weeks ending February 3, 2018
Fiscal 2016	52 weeks ending January 28, 2017
Fiscal 2015	52 weeks ended January 30, 2016
Fourth Quarter Fiscal 2016	13 weeks ending January 28, 2017
Third Quarter Fiscal 2016	13 weeks ended October 29, 2016
Second Quarter Fiscal 2016	13 weeks ended July 30, 2016
First Quarter Fiscal 2016	13 weeks ended April 30, 2016
Fourth Quarter Fiscal 2015	13 weeks ended January 30, 2016
Third Quarter Fiscal 2015	13 weeks ended October 31, 2015
Second Quarter Fiscal 2015	13 weeks ended August 1, 2015
First Quarter Fiscal 2015	13 weeks ended May 2, 2015
First Nine Months Fiscal 2016	39 weeks ended October 29, 2016
First Nine Months Fiscal 2015	39 weeks ended October 31, 2015

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OXFORD INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
($ in thousands, except par amounts)
(unaudited)

	October 29, 2016	January 30, 2016	October 31, 2015
ASSETS
Current Assets
Cash and cash equivalents	$5,351	$6,323	$6,558
Receivables, net	68,492	59,065	60,344
Inventories, net	136,383	129,136	120,559
Prepaid expenses	29,558	22,272	26,570
Total Current Assets	$239,784	$216,796	$214,031
Property and equipment, net	195,799	184,094	183,482
Intangible assets, net	185,957	143,738	144,491
Goodwill	51,053	17,223	17,238
Other non-current assets, net	22,882	20,839	22,400
Total Assets	$695,475	$582,690	$581,642

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$53,144	$68,306	$63,855
Accrued compensation	18,181	30,063	28,820
Income tax payable	—	1,470	—
Other accrued expenses and liabilities	26,358	26,666	24,049
Liabilities related to discontinued operations	—	2,394	6,208
Total Current Liabilities	$97,683	$128,899	$122,932
Long-term debt	142,425	43,975	68,744
Other non-current liabilities	69,176	67,188	66,936
Deferred taxes	13,643	3,657	3,101
Liabilities related to discontinued operations	3,279	4,571	—
Commitments and contingencies
Shareholders’ Equity
Common stock, $1.00 par value per share	16,773	16,601	16,582
Additional paid-in capital	129,762	125,477	123,698
Retained earnings	228,016	199,151	185,850
Accumulated other comprehensive loss	(5,282)	(6,829)	(6,201)
Total Shareholders’ Equity	$369,269	$334,400	$319,929
Total Liabilities and Shareholders’ Equity	$695,475	$582,690	$581,642

See accompanying notes.

OXFORD INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
($ in thousands, except per share amounts)
 (unaudited)

	Third Quarter Fiscal 2016	Third Quarter Fiscal 2015	First Nine Months Fiscal 2016	First Nine Months Fiscal 2015
Net sales	$222,308	$198,624	$761,539	$709,708
Cost of goods sold	104,029	90,735	325,422	296,340
Gross profit	$118,279	$107,889	$436,117	$413,368
SG&A	121,667	112,694	376,182	355,337
Royalties and other operating income	3,061	3,639	10,433	11,032
Operating (loss) income	$(327)	$(1,166)	$70,368	$69,063
Interest expense, net	716	449	2,505	1,961
(Loss) earnings from continuing operations before income taxes	$(1,043)	$(1,615)	$67,863	$67,102
Income taxes	555	(225)	25,408	26,119
Net (loss) earnings from continuing operations	$(1,598)	$(1,390)	$42,455	$40,983
Loss from discontinued operations, net of taxes	—	(754)	—	(27,892)
Net (loss) earnings	$(1,598)	$(2,144)	$42,455	$13,091
Net (loss) earnings from continuing operations per share:
Basic	$(0.10)	$(0.08)	$2.57	$2.49
Diluted	$(0.10)	$(0.08)	$2.55	$2.48
Loss from discontinued operations, net of taxes, per share:
Basic	$—	$(0.05)	$—	$(1.70)
Diluted	$—	$(0.05)	$—	$(1.69)
Net (loss) earnings per share:
Basic	$(0.10)	$(0.13)	$2.57	$0.80
Diluted	$(0.10)	$(0.13)	$2.55	$0.79
Weighted average shares outstanding:
Basic	16,531	16,457	16,516	16,451
Diluted	16,531	16,457	16,635	16,544
Dividends declared per share	$0.27	$0.25	$0.81	$0.75

See accompanying notes.

OXFORD INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($ in thousands)
(unaudited)

	Third Quarter Fiscal 2016	Third Quarter Fiscal 2015	First Nine Months Fiscal 2016	First Nine Months Fiscal 2015
Net (loss) earnings	$(1,598)	$(2,144)	$42,455	$13,091
Other comprehensive income (loss), net of taxes:
Foreign currency translation (loss) gain	(172)	(57)	1,547	24,699
Net unrealized loss on cash flow hedges	—	—	—	(746)
Total other comprehensive (loss) income, net of taxes	$(172)	$(57)	$1,547	$23,953
Comprehensive (loss) income	$(1,770)	$(2,201)	$44,002	$37,044

See accompanying notes.

OXFORD INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)
(unaudited)

	First Nine Months Fiscal 2016	First Nine Months Fiscal 2015
Cash Flows From Operating Activities:
Net earnings	$42,455	$13,091
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	29,070	25,438
Amortization of intangible assets	1,744	1,490
Equity compensation expense	5,332	3,758
Amortization of deferred financing costs	586	289
Loss on sale of discontinued operations	—	20,437
Deferred income taxes	6,008	(767)
Changes in working capital, net of acquisitions and dispositions:
Receivables, net	(2,204)	11,006
Inventories, net	10,118	808
Prepaid expenses	(6,510)	(6,888)
Current liabilities	(33,229)	(11,071)
Other non-current assets, net	(717)	593
Other non-current liabilities	654	10,428
Net cash provided by operating activities	$53,307	$68,612
Cash Flows From Investing Activities:
Acquisitions, net of cash acquired	(91,960)	—
Purchases of property and equipment	(40,144)	(63,217)
(Working capital settlement) proceeds from sale related to discontinued operations	(2,029)	59,336
Other investing activities	(3,000)	(1,100)
Net cash used in investing activities	$(137,133)	$(4,981)
Cash Flows From Financing Activities:
Repayment of revolving credit arrangements	(339,560)	(272,953)
Proceeds from revolving credit arrangements	438,010	234,051
Deferred financing costs paid	(1,430)	—
Payment of contingent consideration amounts earned	—	(12,500)
Proceeds from issuance of common stock, net of equity awards withheld for taxes	(875)	991
Cash dividends declared and paid	(13,590)	(12,474)
Net cash provided by (used in) financing activities	$82,555	$(62,885)
Net change in cash and cash equivalents	$(1,271)	$746
Effect of foreign currency translation on cash and cash equivalents	299	531
Cash and cash equivalents at the beginning of year	6,323	5,281
Cash and cash equivalents at the end of the period	$5,351	$6,558
Supplemental disclosure of cash flow information:
Cash paid for interest, net	$2,067	$1,858
Cash paid for income taxes	$26,103	$32,141

See accompanying notes.

OXFORD INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
THIRD QUARTER OF FISCAL 2016

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

In March 2016, the FASB issued an update to their accounting guidance on stock compensation with the intent of simplifying and improving several aspects related to how equity-based payments are accounted for and presented in the financial statements, including the accounting for forfeitures and tax-effects related to equity-based payments at settlement and the classification of excess tax benefits and equity awards surrendered for tax withholdings in the statement of cash flows. We adopted this guidance as of the beginning of the First Quarter of Fiscal 2016 with no material impact on our consolidated financial statements. This guidance was adopted prospectively with no adjustments to prior periods.

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

	Third Quarter Fiscal 2016	Third Quarter Fiscal 2015	First Nine Months Fiscal 2016	First Nine Months Fiscal 2015
Net sales
Tommy Bahama	$125,966	$124,101	$472,796	$462,612
Lilly Pulitzer	52,319	44,050	186,777	167,704
Lanier Apparel	35,065	29,889	81,217	78,627
Southern Tide	8,687	—	19,267	—
Corporate and Other	271	584	1,482	765
Total net sales	$222,308	$198,624	$761,539	$709,708
Depreciation and amortization
Tommy Bahama	$7,756	$7,189	$23,331	$20,656
Lilly Pulitzer	1,956	1,420	5,551	4,054
Lanier Apparel	123	119	335	351
Southern Tide	191	—	457	—
Corporate and Other	389	363	1,140	1,194
Total depreciation and amortization	$10,415	$9,091	$30,814	$26,255
Operating income (loss)
Tommy Bahama	$(7,133)	$(6,289)	$26,761	$34,627
Lilly Pulitzer	6,212	5,109	49,646	42,367
Lanier Apparel	3,666	2,993	6,609	5,905
Southern Tide	(472)	—	(425)	—
Corporate and Other	(2,600)	(2,979)	(12,223)	(13,836)
Total operating income	$(327)	$(1,166)	$70,368	$69,063
Interest expense, net	716	449	2,505	1,961
(Loss) earnings from continuing operations before income taxes	$(1,043)	$(1,615)	$67,863	$67,102

3.
Accumulated Other Comprehensive Loss: The following tables detail the changes in our accumulated other comprehensive loss by component (in thousands), net of related income taxes, for the periods specified:

Third Quarter Fiscal 2016	Foreign currency translation gain (loss)	Net unrealized gain (loss) on cash flow hedges	Accumulated other comprehensive income (loss)
Beginning balance	$(5,110)	$—	$(5,110)
Total other comprehensive loss, net of taxes	(172)	—	(172)
Ending balance	$(5,282)	$—	$(5,282)
Third Quarter Fiscal 2015	Foreign currency translation gain (loss)	Net unrealized gain (loss) on cash flow hedges	Accumulated other comprehensive income (loss)
Beginning balance	$(6,144)	$—	$(6,144)
Total other comprehensive loss, net of taxes	(57)	—	(57)
Ending balance	$(6,201)	$—	$(6,201)
First Nine Months Fiscal 2016	Foreign currency translation gain (loss)	Net unrealized gain (loss) on cash flow hedges	Accumulated other comprehensive income (loss)
Beginning balance	$(6,829)	$—	$(6,829)
Total other comprehensive income, net of taxes	1,547	—	1,547
Ending balance	$(5,282)	$—	$(5,282)
First Nine Months Fiscal 2015	Foreign currency translation gain (loss)	Net unrealized gain (loss) on cash flow hedges	Accumulated other comprehensive income (loss)
Beginning balance	$(30,900)	$746	$(30,154)
Total other comprehensive income (loss), net of taxes	24,699	(746)	23,953
Ending balance	$(6,201)	$—	$(6,201)

Substantially all of the change in accumulated other comprehensive loss during the First Nine Months of Fiscal 2015 resulted from the sale of our discontinued operations as substantially all of the amounts previously classified in accumulated other comprehensive loss related to foreign currency translation were recognized in net loss from discontinued operations in our consolidated statement of operations during the Second Quarter of Fiscal 2015. No amounts of accumulated other comprehensive loss were reclassified from accumulated other comprehensive loss into our consolidated statements of operations during the First Nine Months of Fiscal 2016.

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

The purchase price for the acquisition of Southern Tide was $85 million in cash, subject to adjustment based on net working capital as of the closing date of the acquisition. After giving effect to the final working capital adjustment paid in the Second Quarter of Fiscal 2016, the purchase price paid was $92.0 million, net of acquired cash of $2.4 million. We used borrowings under our revolving credit facility to finance the transaction. Transaction costs related to this acquisition totaled $0.8 million and are included in SG&A in Corporate and Other in the First Nine Months of Fiscal 2016.
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

Southern Tide acquisition
Cash and cash equivalents	$2,423
Receivables	6,672
Inventories (1)	16,607
Prepaid expenses	740
Property and equipment	220
Intangible assets	40,900
Goodwill	33,783
Other non-current assets	344
Accounts payable, accrued expenses and other liabilities	(3,328)
Deferred taxes	(3,978)
Purchase price	$94,383

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

	Third Quarter Fiscal 2016	Third Quarter Fiscal 2015	First Nine Months Fiscal 2016	First Nine Months Fiscal 2015
Net sales	$222,308	$209,837	$773,319	$740,756
(Loss) earnings from continuing operations before income taxes	$(49)	$(1,240)	$72,804	$66,758
(Loss) earnings from continuing operations	$(987)	$(1,160)	$45,494	$40,771
(Loss) earnings from continuing operations per share:
Basic	$(0.06)	$(0.07)	$2.75	$2.48
Diluted	$(0.06)	$(0.07)	$2.73	$2.46

The First Nine Months of Fiscal 2016 pro forma information above includes amortization of acquired intangible assets, but excludes the transaction expenses associated with the transaction and the incremental cost of goods sold associated with the step-up of inventory at acquisition that were recognized by us in our First Nine Months of Fiscal 2016 consolidated statement of operations. The First Nine Months of Fiscal 2015 pro forma information above includes amortization of acquired intangible assets, transaction expenses associated with the transaction and incremental cost of goods sold associated with the step-up of inventory at acquisition. Additionally, the pro forma adjustments for each period prior to the date of acquisition reflect an estimate of incremental interest expense associated with additional borrowings and income tax expense that would have been incurred subsequent to the acquisition.

We believe that the acquisition of Southern Tide further advances our strategic goal of owning a diversified portfolio of lifestyle brands. The acquisition provides strategic benefits through growth opportunities and further diversification of our business.

5.
Discontinued Operations: On July 17, 2015, we sold 100% of the equity interests of our Ben Sherman business, consisting of Ben Sherman Limited and its subsidiaries and Ben Sherman Clothing LLC, for £40.8 million before any working capital or other purchase price adjustments. The final purchase price received by us was subject to adjustment based on, among other things, the actual debt and net working capital of the Ben Sherman business on the closing date, which was finalized and paid during the First Quarter of Fiscal 2016. We do not anticipate significant operations or earnings related to the discontinued operations in future periods, with cash flow attributable to discontinued operations in the future primarily limited to amounts associated with certain retained lease obligations. The estimated lease liability of $3.3 million as of October 29, 2016 represents our best estimate of the future net loss anticipated with respect to the retained lease obligations; however, the ultimate loss to be recognized remains uncertain as the amount of any sub-lease income is dependent upon negotiated terms of any sub-lease agreements entered into for the spaces in the future.

The following table represents major classes of assets and liabilities related to the discontinued operations included in our consolidated balance sheets as of the following dates (in thousands):

	October 29, 2016	January 30, 2016	October 31, 2015
Accounts payable and other accrued expenses	$—	$(2,394)	$(6,208)
Non-current liabilities	(3,279)	(4,571)	—
Net (liabilities) assets	$(3,279)	$(6,965)	$(6,208)
Operating results of the discontinued operations are shown below (in thousands):

	Third Quarter Fiscal 2016	Third Quarter Fiscal 2015	First Nine Months Fiscal 2016	First Nine Months Fiscal 2015
Net sales	$—	$—	$—	$28,081
Cost of goods sold	—	—	—	17,414
Gross profit	$—	$—	$—	$10,667
SG&A	—	562	—	20,668
Royalties and other operating income	—	—	—	1,919
Operating loss	$—	$(562)	$—	$(8,082)
Interest expense, net	—	—	—	45
Loss from discontinued operations before income taxes	$—	$(562)	$—	$(8,127)
Income taxes	—	192	—	(672)
Loss from discontinued operations, net of taxes	$—	$(754)	$—	$(7,455)
Loss on sale of discontinued operations, net of taxes	—	—	—	(20,437)
Loss from discontinued operations, net of taxes	$—	$(754)	$—	$(27,892)
During the First Nine Months of Fiscal 2016, we did not incur any depreciation, amortization or capital expenditures related to our discontinued operations, while in the First Nine Months of Fiscal 2015, we recognized $0.7 million of depreciation and amortization and $0.7 million of capital expenditures. Depreciation, amortization and capital expenditures, if any, related to our discontinued operations are included in the respective line items in our consolidated statements of cash flows.

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

The Revolving Credit Agreement generally (i) is limited to a borrowing base consisting of specified percentages of eligible categories of assets, (ii) accrues variable-rate interest, unused line fees and letter of credit fees based upon average unused availability or utilization, (iii) requires periodic interest payments with principal due at maturity (May 2021) and (iv) is secured by a first priority security interest in substantially all of the assets of Oxford Industries, Inc. and substantially all of its domestic subsidiaries, including accounts receivable, books and records, chattel paper, deposit accounts, equipment, certain general intangibles, inventory, investment property (including the equity interests of certain subsidiaries), negotiable collateral, life insurance policies, supporting obligations, commercial tort claims, cash and cash equivalents, eligible trademarks, proceeds and other personal property.

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

7.
Commitments and Contingencies: We are subject to certain claims and assessments in the ordinary course of business. The claims and assessments may relate, among other things, to disputes about intellectual property, real estate and contracts, as well as labor, employment, environmental, customs and tax matters. For those matters where it is probable that we have incurred a loss and the loss, or range of loss, can be reasonably estimated, we have recorded reserves in other accrued expenses and liabilities or other non-current liabilities in our consolidated financial statements for the estimated loss and related expenses, such as legal fees. In other instances, because of the uncertainties related to both the probable outcome or amount or range of loss, we are unable to make a reasonable estimate of a liability, if any, and therefore have not recorded a reserve. As additional information becomes available or as circumstances change, we adjust our assessment and estimates of such liabilities accordingly. Additionally, for any potential gain contingencies, we do not recognize the gain until the period that all contingencies have been resolved and the amounts are realizable.

During the Third Quarter of Fiscal 2016, we recognized a benefit of $1.9 million, or $0.07 per diluted share, after tax, in connection with a settlement of certain outstanding economic loss claims filed pursuant to the Deepwater Horizon Economic and Property Damages Settlement Program, and we recognized a charge of $1.3 million, or $0.08 per diluted share, related to an assertion of underpaid customs duties. Both of these matters have been recognized in cost of goods sold in Tommy Bahama. As the charge relating to the duties is associated with our international operations in a jurisdiction with taxable losses, there is no income tax benefit currently recognized associated with this charge. In addition, that charge may be adjusted or reversed as the matter progresses and additional information becomes available.

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
To further strengthen each lifestyle brand's connections with consumers, we directly communicate with consumers through electronic and print media on a regular basis.  We believe our ability to communicate effectively with consumers and create an emotional connection is critical to the success of the brands.
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

While this evolution in the fashion retail industry presents significant risks, especially for traditional retailers who fail or are unable to adapt, we believe it also presents a tremendous opportunity for brands and retailers. We believe our brands have attributes that are true competitive advantages in this new retailing paradigm and we are leveraging technology to serve our consumers when and where they want to be served. We continue to believe that our lifestyle brands are well suited to succeed and thrive in the long term while managing the various challenges facing our industry. Specifically, we believe our lifestyle brands have significant opportunities for long term growth in their direct to consumer businesses. This growth can be achieved through prudent expansion of bricks and mortar retail store operations, by adding additional retail store locations and increasing comparable retail store sales, and higher sales in our e-commerce operations, which are expected to grow at a faster rate than bricks and mortar comparable retail store sales. Our lifestyle brands also have an opportunity for moderate sales increases in their wholesale businesses in the long-term primarily from current customers adding to their existing door count and increasing their on-line business, increased sales to on-line retailers and the selective addition of new wholesale customers who generally follow a full-price retail model. We also believe that there are opportunities for modest sales growth for Lanier Apparel in the future through new product programs for existing and new customers.

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
The following table sets forth our consolidated operating results from continuing operations (in thousands, except per share amounts) for the First Nine Months of Fiscal 2016 compared to the First Nine Months of Fiscal 2015:

	First Nine Months Fiscal 2016	First Nine Months Fiscal 2015
Net sales	$761,539	$709,708
Operating income	$70,368	$69,063
Net earnings from continuing operations	$42,455	$40,983
Net earnings from continuing operations per diluted share	$2.55	$2.48
The primary reason for the higher net earnings from continuing operations per diluted share in the First Nine Months of Fiscal 2016 was improved operating results in Lilly Pulitzer, Corporate and Other and Lanier Apparel and a lower effective tax rate partially offset by lower operating income in Tommy Bahama, the Southern Tide operating loss and higher interest expense, each as discussed below in our results of operations discussion.

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

RESULTS OF OPERATIONS

THIRD QUARTER OF FISCAL 2016 COMPARED TO THIRD QUARTER OF FISCAL 2015

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

	Third Quarter Fiscal 2016		Third Quarter Fiscal 2015		$ Change	% Change
Net sales	$222,308	100.0%	$198,624	100.0%	$23,684	11.9%
Cost of goods sold	104,029	46.8%	90,735	45.7%	13,294	14.7%
Gross profit	$118,279	53.2%	$107,889	54.3%	$10,390	9.6%
SG&A	121,667	54.7%	112,694	56.7%	8,973	8.0%
Royalties and other operating income	3,061	1.4%	3,639	1.8%	(578)	(15.9)%
Operating loss	$(327)	(0.1)%	$(1,166)	(0.6)%	$839	72.0%
Interest expense, net	716	0.3%	449	0.2%	267	59.5%
Loss from continuing operations before income taxes	$(1,043)	(0.5)%	$(1,615)	(0.8)%	$572	35.4%
Income taxes	555	0.2%	(225)	(0.1)%	780	346.7%
Net loss from continuing operations	$(1,598)	(0.7)%	$(1,390)	(0.7)%	$(208)	(15.0)%
Loss from discontinued operations, net of taxes	—	NM	(754)	NM	754	NM
Net loss	$(1,598)	(0.7)%	$(2,144)	NM	$546	NM

The discussion and tables below compare certain line items included in our statements of operations for the Third Quarter of Fiscal 2016 to the Third Quarter of Fiscal 2015. Each dollar and percentage change provided reflects the change between these periods unless indicated otherwise. Each dollar and share amount included in the tables is in thousands except for per share amounts. Individual line items of our consolidated statements of operations may not be directly comparable to those of our competitors, as classification of certain expenses may vary by company.

Unless otherwise indicated, all references to assets, liabilities, revenues and expenses reflect continuing operations and exclude any amounts related to our former Ben Sherman operating group, which is classified as discontinued operations, as discussed in note 5 in our unaudited condensed consolidated financial statements included in this report.

Net Sales

	Third Quarter Fiscal 2016	Third Quarter Fiscal 2015	$ Change	% Change
Tommy Bahama	$125,966	$124,101	$1,865	1.5%
Lilly Pulitzer	52,319	44,050	8,269	18.8%
Lanier Apparel	35,065	29,889	5,176	17.3%
Southern Tide	8,687	—	8,687	NM
Corporate and Other	271	584	(313)	NM
Total net sales	$222,308	$198,624	$23,684	11.9%

Consolidated net sales increased $23.7 million, or 11.9%, in the Third Quarter of Fiscal 2016 compared to the Third Quarter of Fiscal 2015. The increase in consolidated net sales was primarily driven by (1) the $8.7 million of net sales of Southern Tide, which was acquired on April 19, 2016, (2) a $6.4 million net increase in direct to consumer clearance sales, (3) an incremental net sales increase of $4.3 million associated with the operation of additional full-price retail stores, (4) a $3.4 million increase in wholesale sales, and (5) a $1.8 million increase in restaurant sales in Tommy Bahama. These sales increases were partially offset by a $0.9 million, or 1%, decrease in comparable store sales to $63.0 million in the Third Quarter of Fiscal 2016 from $63.9 million in the Third Quarter of Fiscal 2015.

We believe that certain macroeconomic factors, including lower traffic and a focus away from fashion apparel by consumers continued to impact the sales of each of our direct to consumer and wholesale businesses unfavorably in the Third Quarter of Fiscal 2016. Additionally, sales of each of our operating groups during the month of October 2016 were unfavorably impacted by Hurricane Matthew to varying degrees, which resulted in certain retail store closures and also negatively impacted wholesale reorders in our business as certain wholesale accounts had lower sales than plan.

The following table presents the proportion of our consolidated net sales by distribution channel for each period presented:

	Third Quarter Fiscal 2016	Third Quarter Fiscal 2015
Full-price retail stores and outlets	33%	37%
E-commerce	20%	17%
Restaurant	7%	7%
Wholesale	40%	39%
Total	100%	100%

Tommy Bahama:

The Tommy Bahama net sales increase of $1.9 million, or 1.5%, was primarily driven by (1) an incremental net sales increase of $2.1 million associated with the operation of additional full-price retail stores, (2) a $1.8 million increase in restaurant sales resulting from the operation of the Waikiki restaurant and modestly higher sales in our other restaurants and (3) a $0.6 million increase in net sales through our direct to consumer clearance channels, including outlet stores and e-commerce flash clearance sales. These sales increases were partially offset by a $2.7 million, or 6%, decrease in comparable store sales to $45.3 million in the Third Quarter of Fiscal 2016 from $48.0 million in the Third Quarter of Fiscal 2015. Wholesale sales were comparable as an increase in off-price wholesale sales generally offset a decrease in full-price wholesale sales.

As of October 29, 2016, we operated 170 Tommy Bahama stores globally, consisting of 113 full-price retail stores, 16 restaurant-retail locations and 41 outlet stores. As of October 31, 2015, we operated 164 Tommy Bahama stores consisting of 107 full-price retail stores, 16 restaurant-retail locations and 41 outlet stores. The following table presents the proportion of net sales by distribution channel for Tommy Bahama for each period presented:

	Third Quarter Fiscal 2016	Third Quarter Fiscal 2015
Full-price retail stores and outlets	46%	48%
E-commerce	13%	11%
Restaurant	12%	11%
Wholesale	29%	30%
Total	100%	100%

Lilly Pulitzer:

The Lilly Pulitzer net sales increase of $8.3 million, or 18.8%, was primarily a result of (1) a $5.8 million increase in e-commerce flash clearance sales, (2) an incremental net sales increase of $2.2 million associated with the operation of additional retail stores and (3) a $1.8 million, or 12%, increase in comparable store sales to $17.7 million in the Third Quarter of Fiscal 2016 compared to $15.9 million in the Third Quarter of Fiscal 2015. These sales increases were partially offset by a $1.5 million decrease in wholesale sales due to lower in-season reorders and the Hanjin shipping bankruptcy, which delayed the arrival of certain product and resulted in certain sales shifting from the Third Quarter of Fiscal 2016 to the Fourth Quarter of Fiscal 2016. The increase in the e-commerce flash clearance sales were primarily due to Lilly Pulitzer not anniversarying its June warehouse sale in Fiscal 2016, resulting in more inventory available for the e-commerce flash clearance sale in the Third Quarter of Fiscal 2016. As of October 29, 2016, we operated 39 Lilly Pulitzer retail stores, compared to 34 retail stores as of October 31, 2015. The following table presents the proportion of net sales by distribution channel for Lilly Pulitzer for each period presented:

	Third Quarter Fiscal 2016	Third Quarter Fiscal 2015
Full-price retail stores and warehouse sales	32%	32%
E-commerce	50%	43%
Wholesale	18%	25%
Total	100%	100%

Lanier Apparel:

The increase in net sales for Lanier Apparel of $5.2 million, or 17.3%, was primarily due to higher volume in both the private label and branded businesses. The higher volume reflects certain favorable shifts in the timing of shipments for certain programs as well as initial and larger shipments for other programs.

Southern Tide:

During the Third Quarter of Fiscal 2016, approximately 84% of Southern Tide's net sales were wholesale sales with the remainder being e-commerce sales. The amount of net sales and the allocation of net sales between wholesale and e-commerce sales for the quarter may not necessarily be indicative of sales for a full year or future periods due to the impact of seasonality on Southern Tide's business.

Corporate and Other:

Corporate and Other net sales primarily consist of the net sales of our Lyons, Georgia distribution center to third party warehouse customers as well as the impact of the elimination of any intercompany sales between our operating groups.

Gross Profit

The table below presents gross profit by operating group and in total for the Third Quarter of Fiscal 2016 and the Third Quarter of Fiscal 2015 as well as the change between those two periods. Our gross profit and gross margin, which is calculated as gross profit divided by net sales, may not be directly comparable to those of our competitors, as the statement of operations classification of certain expenses may vary by company.

	Third Quarter Fiscal 2016	Third Quarter Fiscal 2015	$ Change	% Change
Tommy Bahama	$73,923	$72,557	$1,366	1.9%
Lilly Pulitzer	30,476	25,939	4,537	17.5%
Lanier Apparel	9,440	8,492	948	11.2%
Southern Tide	3,194	—	3,194	NM
Corporate and Other	1,246	901	345	NM
Total gross profit	$118,279	$107,889	$10,390	9.6%
LIFO credit included in Corporate and Other	$(1,024)	$(414)
Inventory step-up charge included in Southern Tide	$994	$—

The increase in consolidated gross profit was primarily due to higher net sales in Lilly Pulitzer and Lanier Apparel as well as the sales associated with Southern Tide and the $0.6 million year over year favorable impact of LIFO accounting. This was partially offset by the $1.0 million inventory step-up charge recognized in cost of goods sold pursuant to the purchase method of accounting included in Southern Tide. Gross profit was also impacted by a $1.9 million benefit related to a settlement of certain outstanding economic loss claims filed pursuant to the Deepwater Horizon Economic and Property Damages Settlement Program and a $1.3 million charge related to an unresolved customs matter.

Changes in gross margin by operating group are discussed below. The table below presents gross margin by operating group and in total for the Third Quarter of Fiscal 2016 and Third Quarter of Fiscal 2015.

	Third Quarter Fiscal 2016	Third Quarter Fiscal 2015
Tommy Bahama	58.7%	58.5%
Lilly Pulitzer	58.3%	58.9%
Lanier Apparel	26.9%	28.4%
Southern Tide	36.8%	NA
Corporate and Other	NM	NM
Consolidated gross margin	53.2%	54.3%

On a consolidated basis, gross margin decreased in the Third Quarter of Fiscal 2016, primarily as a result of (1) lower gross margins in Lanier Apparel, (2) Lanier Apparel representing a greater proportion of consolidated net sales and (3) the impact of LIFO accounting, purchase accounting, the Deepwater Horizon settlement and the charge for the unresolved customs matter, each as referenced above.

Tommy Bahama:

The gross margin for Tommy Bahama in the Third Quarter of Fiscal 2016 reflects improved gross margin in the full-price direct to consumer, full-price wholesale and outlet store businesses offset by lower gross margin in the off-price wholesale and e-commerce flash clearance businesses. Additionally, the gross margin of Tommy Bahama was impacted by the $1.9 million benefit related to a settlement of certain outstanding economic loss claims filed pursuant to the Deepwater Horizon Economic and Property Damages Settlement Program and the $1.3 million charge related to an assertion of underpaid customs duties.

Lilly Pulitzer:

The decrease in gross margin for Lilly Pulitzer was primarily driven by a change in sales mix with the e-commerce flash clearance sales representing a larger proportion of total sales for Lilly Pulitzer in the Third Quarter of Fiscal 2016.

Lanier Apparel:

The decrease in gross margin for Lanier Apparel for the Third Quarter of Fiscal 2016 was primarily due to a change in sales mix with private label program sales representing a larger proportion of Lanier Apparel sales as well as higher inventory markdowns.

Southern Tide:

The gross profit of Southern Tide for the Third Quarter of Fiscal 2016 includes $1.0 million of incremental cost of goods sold associated with the step-up of inventory recognized pursuant to the purchase method of accounting. Due to the impact of the incremental cost of goods sold associated with the step-up of inventory, we do not consider the gross profit or gross margin for the Third Quarter of Fiscal 2016 to be indicative of expected gross profit, or gross margin, on an annual basis or for future periods.

Corporate and Other:

The gross profit in Corporate and Other in each period primarily reflects (1) the gross profit of our Lyons, Georgia distribution center operations, (2) the impact of LIFO accounting adjustments and (3) the impact of certain consolidating adjustments, including the elimination of intercompany sales between our operating groups. The primary driver for the higher gross profit was that the Third Quarter of Fiscal 2016 was favorably impacted by a LIFO accounting credit of $1.0 million compared to a LIFO accounting credit of $0.4 million in the Third Quarter of Fiscal 2015.

SG&A

	Third Quarter Fiscal 2016	Third Quarter Fiscal 2015	$ Change	% Change
SG&A	$121,667	$112,694	$8,973	8.0%
SG&A as % of net sales	54.7%	56.7%
Amortization of intangible assets included in Tommy Bahama associated with Tommy Bahama Canada acquisition	$375	$373
Amortization of intangible assets included in Southern Tide	$156	$—

The increase in SG&A was primarily due to (1) $3.7 million of SG&A associated with the Southern Tide business, (2) $3.2 million of incremental costs in the Third Quarter of Fiscal 2016 associated with additional Tommy Bahama retail stores and restaurants and Lilly Pulitzer retail stores and (3) an increase in brand advertising and marketing expense and other costs in Lilly Pulitzer. These increases in SG&A were partially offset by a $0.9 million reduction in costs associated with the Tommy Bahama Seattle office as the Third Quarter of Fiscal 2015 included costs associated with duplicate rent and moving expenses.

Royalties and other operating income

	Third Quarter Fiscal 2016	Third Quarter Fiscal 2015	$ Change	% Change
Royalties and other operating income	$3,061	$3,639	$(578)	(15.9)%

Royalties and other operating income in the Third Quarter of Fiscal 2016 primarily reflect income received from third parties from the licensing of our Tommy Bahama, Lilly Pulitzer and Southern Tide brands. The $0.6 million decrease in royalties and other operating income reflects decreased royalty income for Lilly Pulitzer and Tommy Bahama.

Operating income (loss)

	Third Quarter Fiscal 2016	Third Quarter Fiscal 2015	$ Change	% Change
Tommy Bahama	$(7,133)	$(6,289)	$(844)	(13.4)%
Lilly Pulitzer	6,212	5,109	1,103	21.6%
Lanier Apparel	3,666	2,993	673	22.5%
Southern Tide	(472)	—	(472)	NM
Corporate and Other	(2,600)	(2,979)	379	12.7%
Total operating loss	$(327)	$(1,166)	$839	72.0%
LIFO credit included in Corporate and Other	$(1,024)	$(414)
Inventory step-up charge included in Southern Tide	$994	$—
Amortization of intangible assets included in Tommy Bahama associated with Tommy Bahama Canada acquisition	$375	$373
Amortization of intangible assets included in Southern Tide	$156	$—

The improved operating results in the Third Quarter of Fiscal 2016 were primarily due to the increased operating results in Lilly Pulitzer and Lanier Apparel partially offset by the lower operating results in Tommy Bahama. Changes in operating income (loss) by operating group are discussed below.

Tommy Bahama:

	Third Quarter Fiscal 2016	Third Quarter Fiscal 2015	$ Change	% Change
Net sales	$125,966	$124,101	$1,865	1.5%
Gross margin	58.7%	58.5%
Operating loss	$(7,133)	$(6,289)	$(844)	(13.4)%
Operating loss as % of net sales	(5.7)%	(5.1)%
Amortization of intangible assets included in Tommy Bahama associated with Tommy Bahama Canada acquisition	$375	$373

The lower operating results for Tommy Bahama were primarily due to the decrease in comparable store sales, higher SG&A and lower royalty income. The higher SG&A for the Third Quarter of Fiscal 2016 includes $2.0 million of incremental SG&A associated with operating additional retail stores and restaurants, including pre-opening rent and set-up costs associated with new stores and restaurants. This SG&A increase was partially offset by $0.9 million of decreased occupancy costs associated with Tommy Bahama's office in Seattle as the Third Quarter of Fiscal 2015 included costs associated with duplicate rent and moving expenses. Additionally, the operating loss of the Waikiki retail-restaurant location, which opened in the Third Quarter of Fiscal 2015, decreased significantly in the Third Quarter of Fiscal 2016.

Lilly Pulitzer:

	Third Quarter Fiscal 2016	Third Quarter Fiscal 2015	$ Change	% Change
Net sales	$52,319	$44,050	$8,269	18.8%
Gross margin	58.3%	58.9%
Operating income	$6,212	$5,109	$1,103	21.6%
Operating income as % of net sales	11.9%	11.6%

The increase in operating income in Lilly Pulitzer was primarily due to the higher net sales partially offset by lower gross margin, higher SG&A and lower royalty income. SG&A for the Third Quarter of Fiscal 2016 includes $1.2 million of incremental SG&A associated with the cost of operating additional Lilly Pulitzer retail stores.

Lanier Apparel:

	Third Quarter Fiscal 2016	Third Quarter Fiscal 2015	$ Change	% Change
Net sales	$35,065	$29,889	$5,176	17.3%
Gross margin	26.9%	28.4%
Operating income	$3,666	$2,993	$673	22.5%
Operating income as % of net sales	10.5%	10.0%

The increase in operating income for Lanier Apparel was primarily due to higher sales partially offset by lower gross margin and higher SG&A. The higher SG&A was primarily due to higher variable expenses which generally fluctuate with sales, partially offset by lower incentive compensation amounts.

Southern Tide:

	Third Quarter Fiscal 2016	Third Quarter Fiscal 2015	$ Change	% Change
Net sales	$8,687	$—	$8,687	NM
Gross margin	36.8%	NA
Operating loss	$(472)	$—	$(472)	NM
Operating loss as % of net sales	(5.4)%	NA
Inventory step-up charge included in Southern Tide	$994	$—
Amortization of intangible assets included in Southern Tide	$156	$—

We do not consider the gross margin or operating loss for Southern Tide in the Third Quarter of Fiscal 2016 to necessarily be indicative of expected results on an annual basis or for future periods due to the unfavorable impact of the inventory step-up charge.

Corporate and Other:

	Third Quarter Fiscal 2016	Third Quarter Fiscal 2015	$ Change	% Change
Net sales	$271	$584	$(313)	NM
Operating loss	$(2,600)	$(2,979)	$379	12.7%
LIFO credit included in Corporate and Other	$(1,024)	$(414)

The improved operating results in Corporate and Other were due to the net favorable impact of LIFO accounting.

Interest expense, net

	Third Quarter Fiscal 2016	Third Quarter Fiscal 2015	$ Change	% Change
Interest expense, net	$716	$449	$267	59.5%

Interest expense for the Third Quarter of Fiscal 2016 increased from the prior year primarily due to higher average debt outstanding during the Third Quarter of Fiscal 2016 compared to the Third Quarter of Fiscal 2015 primarily a result of borrowings used to fund the acquisition of Southern Tide.

Income taxes

	Third Quarter Fiscal 2016	Third Quarter Fiscal 2015	$ Change	% Change
Income taxes	$555	$(225)	$780	346.7%
Effective tax rate	NM	NM

The effective tax rate from continuing operations for both periods, as compared to a typical statutory rate, reflect the net impact of (1) certain items which do not fluctuate with earnings, (2) the impact of changes in expected earnings projections for the year by jurisdiction and (3) certain discrete items. The net impact of these items often results in a more significant or unusual impact on the effective tax rate in the third quarter given the significantly lower operating results during the third quarter as compared to the other quarters of the fiscal year. Thus, the effective tax rate for the third quarter is generally not indicative of the effective tax rate anticipated for the full year. Our effective tax rate for the full year of Fiscal 2016 is expected to be approximately 36%.

Net earnings from continuing operations

	Third Quarter Fiscal 2016	Third Quarter Fiscal 2015
Net loss from continuing operations	$(1,598)	$(1,390)
Net loss from continuing operations per diluted share	$(0.10)	$(0.08)
Weighted average shares outstanding - diluted	16,531	16,457

The lower net earnings from continuing operations per diluted share in the Third Quarter of Fiscal 2016 was primarily due to the lower operating results in Tommy Bahama, the operating loss of Southern Tide and an increase in income tax expense partially offset by the increased operating results in Lilly Pulitzer, Lanier Apparel and Corporate and Other.

Discontinued operations

	Third Quarter Fiscal 2016	Third Quarter Fiscal 2015	$ Change	% Change
Loss from discontinued operations, net of taxes	$—	$(754)	$754	NM

The loss from discontinued operations, net of taxes for all periods presented, reflects any remaining operations of our former Ben Sherman operating group, which was sold during the Second Quarter of Fiscal 2015. We do not anticipate significant operations or earnings related to the discontinued operations in future periods, with cash flow attributable to discontinued operations in the future primarily limited to amounts associated with certain retained lease obligations. The estimated lease liability represents our best estimate of the net loss anticipated with respect to the retained lease obligations; however, the ultimate loss to be recognized remains uncertain as the amount of any sub-lease income is dependent upon negotiated terms of any sub-lease agreements entered into for the spaces in the future.

FIRST NINE MONTHS OF FISCAL 2016 COMPARED TO FIRST NINE MONTHS OF FISCAL 2015

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

	First Nine Months Fiscal 2016		First Nine Months Fiscal 2015		$ Change	% Change
Net sales	$761,539	100.0%	$709,708	100.0%	$51,831	7.3%
Cost of goods sold	325,422	42.7%	296,340	41.8%	29,082	9.8%
Gross profit	$436,117	57.3%	$413,368	58.2%	$22,749	5.5%
SG&A	376,182	49.4%	355,337	50.1%	20,845	5.9%
Royalties and other operating income	10,433	1.4%	11,032	1.6%	(599)	(5.4)%
Operating income	$70,368	9.2%	$69,063	9.7%	$1,305	1.9%
Interest expense, net	2,505	0.3%	1,961	0.3%	544	27.7%
Earnings from continuing operations before income taxes	$67,863	8.9%	$67,102	9.5%	$761	1.1%
Income taxes	25,408	3.3%	26,119	3.7%	(711)	(2.7)%
Net earnings from continuing operations	$42,455	5.6%	$40,983	5.8%	$1,472	3.6%
Loss from discontinued operations, net of taxes	—	NM	(27,892)	NM	27,892	NM
Net earnings	$42,455	5.6%	$13,091	NM	$29,364	NM

The discussion and tables below compare certain line items included in our statements of operations for the First Nine Months of Fiscal 2016 to the First Nine Months of Fiscal 2015. Each dollar and percentage change provided reflects the change between these periods unless indicated otherwise. Each dollar and share amount included in the tables is in thousands except for per share amounts. Individual line items of our consolidated statements of operations may not be directly comparable to those of our competitors, as classification of certain expenses may vary by company.

Unless otherwise indicated, all references to assets, liabilities, revenues and expenses in these financial statements reflect continuing operations and exclude any amounts related to our former Ben Sherman operating group, which is classified as discontinued operations, as discussed in note 5 in our unaudited condensed consolidated financial statements included in this report.

Net Sales

	First Nine Months Fiscal 2016	First Nine Months Fiscal 2015	$ Change	% Change
Tommy Bahama	$472,796	$462,612	$10,184	2.2%
Lilly Pulitzer	186,777	167,704	19,073	11.4%
Lanier Apparel	81,217	78,627	2,590	3.3%
Southern Tide	19,267	—	19,267	NM
Corporate and Other	1,482	765	717	NM
Total net sales	$761,539	$709,708	$51,831	7.3%

Consolidated net sales increased $51.8 million, or 7.3%, in the First Nine Months of Fiscal 2016 compared to the First Nine Months of Fiscal 2015. The increase in consolidated net sales was primarily driven by (1) the $19.3 million of net sales of Southern Tide, which was acquired on April 19, 2016, (2) an incremental net sales increase of $19.1 million associated with the operation of additional full-price retail stores, (3) a $9.8 million increase in wholesale sales, (4) a $4.5 million increase in restaurant sales in Tommy Bahama and (5) a $4.0 million net increase in direct to consumer clearance sales reflecting an increase in e-commerce flash clearance sales and decreases in outlet store and warehouse sales. These sales increases were partially offset by a $5.0 million, or 2%, decrease in comparable store sales to $291.3 million in the First Nine Months of Fiscal 2016 from $296.3 million in the First Nine Months of Fiscal 2015. We believe that certain macroeconomic factors, including lower traffic and a focus away from fashion apparel by consumers, impacted the sales of each of our direct to consumer and wholesale businesses unfavorably in the First Nine Months of Fiscal 2016.

The following table presents the proportion of our consolidated net sales by distribution channel for each period presented:

	First Nine Months Fiscal 2016	First Nine Months Fiscal 2015
Full-price retail stores and outlets	39%	42%
E-commerce	17%	16%
Restaurant	7%	7%
Wholesale	37%	35%
Total	100%	100%

Tommy Bahama:

The Tommy Bahama net sales increase of $10.2 million, or 2.2%, was primarily driven by (1) an incremental net sales increase of $9.8 million associated with the operation of additional full-price retail stores, (2) a $4.5 million increase in restaurant sales primarily resulting from the operation of the Waikiki restaurant, (3) a $2.2 million increase in net sales through our direct to consumer clearance channels, including e-commerce flash clearance sales and outlet store sales and (4) a $0.4 million increase in wholesale sales as off-price wholesale sales increases offset full-price wholesale sales decreases. These sales increases were partially offset by a $7.0 million, or 3%, decrease in comparable store sales to $205.1 million in the First Nine Months of Fiscal 2016 from $212.1 million in the First Nine Months of Fiscal 2015.

As of October 29, 2016, we operated 170 Tommy Bahama stores globally, consisting of 113 full-price retail stores, 16 restaurant-retail locations and 41 outlet stores. As of October 31, 2015, we operated 164 Tommy Bahama stores consisting of

107 full-price retail stores, 16 restaurant-retail locations and 41 outlet stores. The following table presents the proportion of net sales by distribution channel for Tommy Bahama for each period presented:

	First Nine Months Fiscal 2016	First Nine Months Fiscal 2015
Full-price retail stores and outlets	49%	50%
E-commerce	15%	14%
Restaurant	11%	11%
Wholesale	25%	25%
Total	100%	100%

Lilly Pulitzer:

The Lilly Pulitzer net sales increase of $19.1 million, or 11.4%, was primarily a result of (1) an incremental net sales increase of $9.3 million associated with the operation of additional retail stores, (2) a $6.1 million increase in wholesale sales primarily resulting from increased orders from existing wholesale customers, (3) a $5.8 million increase in e-commerce flash clearance sales and (4) a $2.0 million, or 2%, increase in comparable store sales to $86.2 million in the First Nine Months of Fiscal 2016 compared to $84.2 million in the First Nine Months of Fiscal 2015. These sales increases were partially offset by a net $4.0 million decrease in warehouse sales as Lilly Pulitzer did not anniversary its June warehouse sale in 2016. As of October 29, 2016, we operated 39 Lilly Pulitzer retail stores, after opening six and closing one retail store during the First Nine Months of Fiscal 2016, compared to 34 retail stores as of October 31, 2015. The following table presents the proportion of net sales by distribution channel for Lilly Pulitzer for each period presented:

	First Nine Months Fiscal 2016	First Nine Months Fiscal 2015
Full-price retail stores and warehouse sales	37%	37%
E-commerce	30%	29%
Wholesale	33%	34%
Total	100%	100%

Lanier Apparel:

The increase in net sales for Lanier Apparel of $2.6 million, or 3.3%, was primarily due to a $2.2 million increase in net sales in the sportswear business and a $0.3 million increase in net sales in the tailored clothing business. The increased sales in the sportswear business were primarily due to increased volume in private label sportswear programs as well as higher off-price sales to move excess inventory. The increased sales in the tailored clothing business was due to higher volume in certain programs, including initial shipments in some programs, which offset volume reductions in certain replenishment programs, which included various program reductions as well as exits.

Southern Tide:

The net sales of Southern Tide reflect the sales of Southern Tide for the period from the date of acquisition on April 19, 2016 through October 29, 2016. We do not consider the net sales for this period to be indicative of expected net sales on an annual basis or for future periods. We estimate that net sales for the period from April 19, 2016 through the end of Fiscal 2016 will be between $25 million and $30 million with about 75% to 80% of the sales being wholesale sales and the remainder being e-commerce sales on the Southern Tide website.

Corporate and Other:

Corporate and Other net sales primarily consist of the net sales of our Lyons, Georgia distribution center to third party warehouse customers as well as the impact of the elimination of intercompany sales between our operating groups. Net sales in the First Nine Months of Fiscal 2015 were unfavorably impacted by the elimination of intercompany sales between our operating groups.

Gross Profit

The table below presents gross profit by operating group and in total for the First Nine Months of Fiscal 2016 and the First Nine Months of Fiscal 2015 as well as the change between those two periods. Our gross profit and gross margin, which is calculated as gross profit divided by net sales, may not be directly comparable to those of our competitors, as the statement of operations classification of certain expenses may vary by company.

	First Nine Months Fiscal 2016	First Nine Months Fiscal 2015	$ Change	% Change
Tommy Bahama	$280,906	$278,263	$2,643	0.9%
Lilly Pulitzer	121,193	110,088	11,105	10.1%
Lanier Apparel	23,129	23,135	(6)	—%
Southern Tide	7,534	—	7,534	NM
Corporate and Other	3,355	1,882	1,473	NM
Total gross profit	$436,117	$413,368	$22,749	5.5%
LIFO credit included in Corporate and Other	$(2,277)	$(30)
Inventory step-up charge included in Southern Tide	$2,123	$—

The increase in consolidated gross profit was primarily due to higher net sales in each operating group and the $2.2 million favorable impact of LIFO accounting. The impact of the higher net sales and LIFO accounting were partially offset by lower gross margins in each operating group, as discussed below, and the impact of the $2.1 million incremental cost of goods sold in Southern Tide associated with inventory step-up pursuant to the acquisition method of accounting. Gross profit was also impacted by the impact of a $1.9 million benefit related to a settlement of certain outstanding economic loss claims filed pursuant to the Deepwater Horizon Economic and Property Damages Settlement Program and a $1.3 million charge related to an unresolved customs matter. The table below presents gross margin by operating group and in total for the First Nine Months of Fiscal 2016 and First Nine Months of Fiscal 2015.

	First Nine Months Fiscal 2016	First Nine Months Fiscal 2015
Tommy Bahama	59.4%	60.2%
Lilly Pulitzer	64.9%	65.6%
Lanier Apparel	28.5%	29.4%
Southern Tide	39.1%	NA
Corporate and Other	NM	NM
Consolidated gross margin	57.3%	58.2%

On a consolidated basis, gross margin decreased in the First Nine Months of Fiscal 2016, as a result of lower gross margins in each operating group, each as discussed below.

Tommy Bahama:

The decrease in Tommy Bahama's gross margin in the First Nine Months of Fiscal 2016 reflects lower gross margins in both the direct to consumer and wholesale distribution channels, particularly the off-price businesses. The lower gross margins in the off-price channels were primarily due to our efforts to manage inventory, and dispose of prior season and excess inventory. The liquidation efforts were generally concentrated in women's and footwear, particularly as we transition to a license arrangement for our footwear business. In addition, we had lower gross margins in our full-price direct to consumer business primarily due to a greater proportion of sales in the First Nine Months of Fiscal 2016 occurring in connection with our loyalty gift card, Flip-Side and Friends & Family marketing events. Additionally, the gross margin of Tommy Bahama was impacted by the $1.9 million benefit related to a settlement of certain outstanding economic loss claims filed pursuant to the Deepwater Horizon Economic and Property Damages Settlement Program and the $1.3 million charge related to an assertion of underpaid customs duties.

Lilly Pulitzer:

The decrease in gross margin for Lilly Pulitzer in the First Nine Months of Fiscal 2016 was driven by a lower gross margin in the direct to consumer and wholesale channels of distribution. The lower gross margins in the direct to consumer business primarily reflect more in-store markdowns.

Lanier Apparel:

The decrease in gross margin for Lanier Apparel was primarily due to more significant inventory markdowns which offset a change in sales mix towards a greater proportion of branded business sales and a greater proportion of net sales from higher gross margin programs.

Southern Tide:

The gross profit of Southern Tide for the First Nine Months of Fiscal 2016 includes the gross profit of Southern Tide for the period from the date of acquisition on April 19, 2016 through October 29, 2016, which was impacted by $2.1 million of incremental cost of goods sold associated with the step-up of inventory recognized pursuant to the purchase method of accounting. We do not consider the gross profit or gross margin for this period to be indicative of expected gross profit, or gross margin, on an annual basis or for future periods. During the full year of Fiscal 2016, we expect that the gross profit of Southern Tide will be unfavorably impacted by $3.0 million of incremental cost of goods sold related to the step-up of inventory, which will be expensed as the acquired inventory is sold.

Corporate and Other:

The gross profit in Corporate and Other in each period primarily reflects (1) the gross profit of our Lyons, Georgia distribution center operations, (2) the impact of LIFO accounting adjustments and (3) the impact of certain consolidating adjustments, including the elimination of intercompany sales between our operating groups, if any. The primary driver for the higher gross profit was that the First Nine Months of Fiscal 2016 was favorably impacted by a LIFO accounting credit of $2.3 million with no significant impact from LIFO accounting in the First Nine Months of Fiscal 2015. The First Nine Months of Fiscal 2015 was favorably impacted by the recognition of certain intercompany profit with no such favorable benefit in the First Nine Months of Fiscal 2016.

SG&A

	First Nine Months Fiscal 2016	First Nine Months Fiscal 2015	$ Change	% Change
SG&A	$376,182	$355,337	$20,845	5.9%
SG&A as % of net sales	49.4%	50.1%
Amortization of intangible assets included in Tommy Bahama associated with Tommy Bahama Canada acquisition	$1,124	$1,159
Amortization of intangible assets included in Southern Tide	$365	$—
Transaction expenses associated with the Southern Tide acquisition included in Corporate and Other	$762	$—
Distribution center integration charges	$454	$—

The increase in SG&A was primarily due to (1) $12.9 million of incremental costs in the First Nine Months of Fiscal 2016 associated with additional Tommy Bahama retail stores and restaurants and Lilly Pulitzer retail stores, (2) $8.1 million of SG&A associated with the Southern Tide, (3) an increase in brand advertising, marketing and other expenses to support the growing business, particularly in Lilly Pulitzer, and (4) $0.8 million of transaction expenses associated with the Southern Tide acquisition, which are included in Corporate and Other. These SG&A increases were partially offset by $7.1 million of lower incentive compensation.

SG&A included amortization of intangible assets of $1.7 million in the First Nine Months of Fiscal 2016 and $1.5 million in the First Nine Months of Fiscal 2015. We anticipate that amortization of intangible assets for Fiscal 2016 will be approximately $2.4 million, with approximately $0.5 million of the amortization related to the intangible assets acquired as part of the Southern Tide acquisition and $1.5 million of amortization related to Tommy Bahama's Canada acquisition. We expect that amortization in Fiscal 2017 will likely be higher than the anticipated amount for Fiscal 2016, as Fiscal 2017 will include a full year of amortization expense related to the Southern Tide acquisition.

Royalties and other operating income

	First Nine Months Fiscal 2016	First Nine Months Fiscal 2015	$ Change	% Change
Royalties and other operating income	$10,433	$11,032	$(599)	(5.4)%

Royalties and other operating income in the First Nine Months of Fiscal 2016 primarily reflects income received from third parties from the licensing of our Tommy Bahama, Lilly Pulitzer and Southern Tide brands. The decrease in royalty income for the First Nine Months of Fiscal 2016 from the First Nine Months of Fiscal 2015 reflect decreases in both Tommy Bahama and Lilly Pulitzer partially offset by royalty income associated with the Southern Tide business.

Operating income (loss)

	First Nine Months Fiscal 2016	First Nine Months Fiscal 2015	$ Change	% Change
Tommy Bahama	$26,761	$34,627	$(7,866)	(22.7)%
Lilly Pulitzer	49,646	42,367	7,279	17.2%
Lanier Apparel	6,609	5,905	704	11.9%
Southern Tide	(425)	—	(425)	NM
Corporate and Other	(12,223)	(13,836)	1,613	11.7%
Total operating income	$70,368	$69,063	$1,305	1.9%
LIFO credit included in Corporate and Other	$(2,277)	$(30)
Inventory step-up charge included in Southern Tide	$2,123	$—
Amortization of intangible assets included in Tommy Bahama associated with Tommy Bahama Canada acquisition	$1,124	$1,159
Amortization of intangible assets included in Southern Tide	$365	$—
Transaction expenses associated with the Southern Tide acquisition included in Corporate and Other	$762	$—
Distribution center integration charges	$454	$—

The increase in operating income in the First Nine Months of Fiscal 2016 as compared to the First Nine Months of Fiscal 2015 was primarily due to the improved operating results in Lilly Pulitzer and Corporate and Other partially offset by lower operating income in Tommy Bahama. Changes in operating income (loss) by operating group are discussed below.

Tommy Bahama:

	First Nine Months Fiscal 2016	First Nine Months Fiscal 2015	$ Change	% Change
Net sales	$472,796	$462,612	$10,184	2.2%
Gross margin	59.4%	60.2%
Operating income	$26,761	$34,627	$(7,866)	(22.7)%
Operating income as % of net sales	5.7%	7.5%
Amortization of intangible assets included in Tommy Bahama associated with Tommy Bahama Canada acquisition	$1,124	$1,159

The lower operating results for Tommy Bahama were primarily due to the decrease in comparable store sales, lower gross margin and higher SG&A. The higher SG&A for the First Nine Months of Fiscal 2016 includes (1) $9.1 million of incremental SG&A associated with operating additional retail stores and restaurants, including pre-opening rent and set-up costs associated with new stores and restaurants and (2) $0.6 million of increased occupancy costs associated with the higher rent structure related to the 2015 relocation of Tommy Bahama's office in Seattle. These SG&A increases were partially offset by $0.9 million of lower incentive compensation. Additionally, the operating loss of the Waikiki retail-restaurant location, which opened in the Third Quarter of Fiscal 2015, decreased significantly in the First Nine Months of Fiscal 2016.

Lilly Pulitzer:

	First Nine Months Fiscal 2016	First Nine Months Fiscal 2015	$ Change	% Change
Net sales	$186,777	$167,704	$19,073	11.4%
Gross margin	64.9%	65.6%
Operating income	$49,646	$42,367	$7,279	17.2%
Operating income as % of net sales	26.6%	25.3%

The increase in operating income in Lilly Pulitzer was primarily due to the higher net sales partially offset by the impact of the lower gross margin. SG&A for the First Nine Months of Fiscal 2016 includes $3.8 million of incremental SG&A associated with the cost of operating additional Lilly Pulitzer retail stores as well as increased advertising and other expenses to support the growing business. These increases in SG&A were offset by a $4.6 million reduction in incentive compensation during the First Nine Months of Fiscal 2016.

Lanier Apparel:

	First Nine Months Fiscal 2016	First Nine Months Fiscal 2015	$ Change	% Change
Net sales	$81,217	$78,627	$2,590	3.3%
Gross margin	28.5%	29.4%
Operating income	$6,609	$5,905	$704	11.9%
Operating income as % of net sales	8.1%	7.5%

The increase in operating income for Lanier Apparel reflects higher sales and lower SG&A partially offset by lower gross margin. The lower SG&A primarily reflects lower incentive compensation.

Southern Tide:

	First Nine Months Fiscal 2016	First Nine Months Fiscal 2015	$ Change	% Change
Net sales	$19,267	$—	$19,267	NM
Gross margin	39.1%	NA
Operating loss	$(425)	$—	$(425)	NM
Operating loss as % of net sales	(2.2)%	NA
Inventory step-up charge included in Southern Tide	$2,123	$—
Amortization of intangible assets included in Southern Tide	$365	$—
Distribution center integration charges	$454	$—

The net sales, gross margin and operating loss of Southern Tide reflect the results of Southern Tide for the period from the date of acquisition on April 19, 2016 through October 29, 2016. We do not consider the results for this period to be indicative of expected results on an annual basis or for future periods. During the full year of Fiscal 2016, the gross profit of Southern Tide will be unfavorably impacted by the incremental cost of goods sold related to the step-up of inventory at acquisition, which will be recognized in cost of goods sold as the acquired inventory is sold, amortization of intangible assets and the distribution center integration charges incurred during the Second Quarter of Fiscal 2016. We do not anticipate any inventory step-up charges or distribution center integration charges subsequent to Fiscal 2016, but we expect that the amortization of intangible assets will be recognized over a period of 15 years.

Corporate and Other:

	First Nine Months Fiscal 2016	First Nine Months Fiscal 2015	$ Change	% Change
Net sales	$1,482	$765	$717	NM
Operating loss	$(12,223)	$(13,836)	$1,613	11.7%
LIFO credit included in Corporate and Other	$(2,277)	$(30)
Transaction expenses associated with the Southern Tide acquisition included in Corporate and Other	$762	$—

The improved operating results in Corporate and Other were primarily due to the net favorable impact of LIFO accounting and lower incentive compensation amounts partially offset by $0.8 million of transaction expenses associated with the Southern Tide acquisition in the First Quarter of Fiscal 2016.

Interest expense, net

	First Nine Months Fiscal 2016	First Nine Months Fiscal 2015	$ Change	% Change
Interest expense, net	$2,505	$1,961	$544	27.7%

Interest expense for the First Nine Months of Fiscal 2016 increased from the prior year primarily due to the write off of approximately $0.3 million of deferred financing costs associated with our amendment and restatement of our revolving credit agreement as well as higher average borrowings outstanding during the period. We anticipate that interest expense for Fiscal 2016 will be approximately $3.4 million.

Income taxes

	First Nine Months Fiscal 2016	First Nine Months Fiscal 2015	$ Change	% Change
Income taxes	$25,408	$26,119	$(711)	(2.7)%
Effective tax rate	37.4%	38.9%

Income tax expense for the First Nine Months of Fiscal 2016 decreased, reflecting a lower effective tax rate on slightly higher earnings. The lower effective tax rate in the First Nine Months of Fiscal 2016 compared to the First Nine Months of Fiscal 2015 was primarily due to (1) improved operating results in our Hong Kong-based sourcing operations and Tommy Bahama Asia-Pacific retail operations resulting in the utilization of certain foreign net operating loss carryforward amounts, (2) lower domestic earnings and (3) certain favorable discrete items, including the tax benefit associated with the vesting of certain restricted stock awards. Our effective tax rate for Fiscal 2016 is expected to be approximately 36%, reflecting the favorable impact of our foreign operations, including the utilization of foreign operating loss carryforward amounts for which the benefit was not recognized in prior years, on our consolidated effective tax rate.

Net earnings from continuing operations

	First Nine Months Fiscal 2016	First Nine Months Fiscal 2015
Net earnings from continuing operations	$42,455	$40,983
Net earnings from continuing operations per diluted share	$2.55	$2.48
Weighted average shares outstanding - diluted	16,635	16,544

The primary reasons for the higher net earnings from continuing operations per diluted share in the First Nine Months of Fiscal 2016 were higher operating results in Lilly Pulitzer, Corporate and Other and Lanier Apparel and a lower effective tax rate partially offset by lower operating income in Tommy Bahama, the Southern Tide operating loss and higher interest expense, each as discussed above.

Discontinued operations

	First Nine Months Fiscal 2016	First Nine Months Fiscal 2015	$ Change	% Change
Loss from discontinued operations, net of taxes	$—	$(27,892)	$27,892	NM

The loss from discontinued operations, net of taxes in the First Nine Months of Fiscal 2015 reflects the loss on the sale, and the operations of our former Ben Sherman operating group, which was sold during the Second Quarter of Fiscal 2015. We do not anticipate significant operations or earnings related to the discontinued operations in future periods, with cash flow attributable to discontinued operations in the future primarily limited to amounts associated with certain retained lease obligations. The estimated lease liability represents our best estimate of the net loss anticipated with respect to the retained lease obligations; however, the ultimate loss to be recognized remains uncertain as the amount of any sub-lease income is dependent upon negotiated terms of any sub-lease agreements entered into for the spaces in the future.

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
As of October 29, 2016, we had $5.4 million of cash and cash equivalents on hand, with $142.4 million of borrowings outstanding and $133.4 million of availability under our Revolving Credit Agreement. We believe our balance sheet and anticipated future positive cash flow from operating activities provide us with ample opportunity to continue to invest in our brands and our direct to consumer initiatives.

Key Liquidity Measures

($ in thousands)	October 29, 2016	January 30, 2016	October 31, 2015	January 31, 2015
Total current assets	$239,784	$216,796	$214,031	$258,545
Total current liabilities	$97,683	$128,899	$122,932	$159,942
Working capital	$142,101	$87,897	$91,099	$98,603
Working capital ratio	2.45	1.68	1.74	1.62
Debt to total capital ratio	28%	12%	18%	27%

Our working capital ratio is calculated by dividing total current assets by total current liabilities. Current assets increased from October 31, 2015 to October 29, 2016 primarily due to the current assets related to the Southern Tide business acquired during the First Quarter of Fiscal 2016. Current liabilities as of October 29, 2016 decreased compared to October 31, 2015 primarily due to (1) a decrease in accrued compensation, (2) a decrease in accounts payable reflecting the timing of payment of inventory and operating expenses and (3) the reduction in current liabilities related to discontinued operations.

For the ratio of debt to total capital, debt is defined as short-term and long-term debt included in continuing operations, and total capital is defined as debt plus shareholders' equity. Debt was $142.4 million at October 29, 2016 and $68.7 million at October 31, 2015, while shareholders’ equity was $369.3 million at October 29, 2016 and $319.9 million at October 31, 2015. The increase in debt since October 31, 2015 was primarily due to the payment of $92.0 million related to the Southern Tide acquisition, $50.0 million of capital expenditures and the payment of $17.8 million of dividends which were partially offset by $90.1 million of cash flow from operations. Shareholders' equity increased from October 31, 2015, primarily as a result of net earnings less dividends paid. Our debt levels and ratio of debt to total capital in future periods may not be comparable to historical amounts as we continue to assess, and possibly make changes to, our capital structure. Changes in our capital structure in the future, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Balance Sheet

The following tables set forth certain information included in our consolidated balance sheets (in thousands). As a result of the acquisition of Southern Tide during the Third Quarter of Fiscal 2016, a number of line items in our balance sheet increased as discussed below. Below each table are explanations for any significant changes in the balances from October 31, 2015 to October 29, 2016.

Current Assets:

	October 29, 2016	January 30, 2016	October 31, 2015	January 31, 2015
Cash and cash equivalents	$5,351	$6,323	$6,558	$5,281
Receivables, net	68,492	59,065	60,344	64,587
Inventories, net	136,383	129,136	120,559	120,613
Prepaid expenses	29,558	22,272	26,570	19,941
Assets related to discontinued operations, net	—	—	—	48,123
Total current assets	$239,784	$216,796	$214,031	$258,545

Cash and cash equivalents as of October 29, 2016 and October 31, 2015 represent typical cash amounts maintained on an ongoing basis in our operations, which generally ranges from $5 million to $10 million at any given time, and any excess cash is generally used to repay amounts outstanding under our Revolving Credit Agreement. The increase in receivables, net as of October 29, 2016 was primarily a result of receivables related to the Southern Tide business and higher receivables in our Lanier Apparel business resulting from higher wholesale sales in the last two months of the Third Quarter of Fiscal 2016 compared to the last two months of the Third Quarter of Fiscal 2015.

Inventories, net as of October 29, 2016 increased from October 31, 2015 primarily as a result of inventories related to the Southern Tide business. Inventories in our other businesses were comparable year over year as lower inventories in Tommy Bahama were offset by higher inventory levels in Lilly Pulitzer. The lower inventories in Tommy Bahama reflect Tommy Bahama's focus on managing inventory buys on a total operating group basis and sale of a greater amount of inventory units through outlet stores, e-commerce flash sales and off-price wholesale channels during Fiscal 2016. The higher inventories in Lilly Pulitzer reflect inventory to support anticipated sales growth and higher levels of end of season inventory in Fiscal 2016. We believe that inventory levels in each operating group are appropriate to support the anticipated sales for the Fourth Quarter of Fiscal 2016. Prepaid expenses increased primarily as a result of the prepaid expenses associated with the Southern Tide business, higher prepaid advertising and other operating expenses and higher prepaid income taxes.

Non-current Assets:

	October 29, 2016	January 30, 2016	October 31, 2015	January 31, 2015
Property and equipment, net	$195,799	$184,094	$183,482	$146,039
Intangible assets, net	185,957	143,738	144,491	146,134
Goodwill	51,053	17,223	17,238	17,296
Other non-current assets, net	22,882	20,839	22,400	22,646
Assets related to discontinued operations, net	—	—	—	31,747
Total non-current assets	$455,691	$365,894	$367,611	$363,862

Property and equipment, net as of October 29, 2016 increased from October 31, 2015 primarily as a result of capital expenditures in the twelve months ended October 29, 2016 partially offset by depreciation expense subsequent to October 31, 2015. The increases in intangible assets, net and goodwill at October 29, 2016 were primarily due to the acquisition of the Southern Tide business.

Liabilities:

	October 29, 2016	January 30, 2016	October 31, 2015	January 31, 2015
Total current liabilities	$97,683	$128,899	$122,932	$159,942
Long-term debt	142,425	43,975	68,744	104,842
Other non-current liabilities	69,176	67,188	66,936	56,286
Deferred taxes	13,643	3,657	3,101	5,161
Non-current liabilities related to discontinued operations	3,279	4,571	—	5,571
Total liabilities	$326,206	$248,290	$261,713	$331,802

Current liabilities as of October 29, 2016 decreased compared to October 31, 2015 primarily due to (1) a decrease in accrued compensation of $10.6 million, (2) a decrease in accounts payable reflecting the timing of payment of inventory and operating expenses and (3) the reduction in current liabilities related to discontinued operations of $6.2 million. The increase in debt since October 31, 2015 was primarily due to the payment of $92.0 million related to the Southern Tide acquisition, $50.0 million of capital expenditures and the payment of $17.8 million of dividends, which were partially offset by $90.1 million of cash flow from operations. Other non-current liabilities increased as of October 29, 2016 compared to October 31, 2015 primarily due to increases in deferred rent liabilities, including tenant improvement allowances from landlords. The increase in deferred taxes was primarily due to the impact of purchase accounting on the basis differences for the acquired assets of Southern Tide and timing differences associated with depreciation, amortization and accrued compensation. Non-current liabilities related to discontinued operations as of October 29, 2016 represents our best estimate of the future net loss anticipated with respect to certain retained lease obligations; however, the ultimate loss to be recognized remains uncertain as the amount of any sub-lease income is dependent upon negotiated terms of any sub-lease agreements entered into for the spaces in the future.

Statement of Cash Flows

The following table sets forth the net cash flows, including continuing and discontinued operations, for the First Nine Months of Fiscal 2016 and First Nine Months of Fiscal 2015 (in thousands):

	First Nine Months Fiscal 2016	First Nine Months Fiscal 2015
Net cash provided by operating activities	$53,307	$68,612
Net cash used in investing activities	(137,133)	(4,981)
Net cash provided by (used in) financing activities	82,555	(62,885)
Net change in cash and cash equivalents	$(1,271)	$746

Cash and cash equivalents on hand were $5.4 million and $6.6 million at October 29, 2016 and October 31, 2015, respectively. Changes in cash flows in the First Nine Months of Fiscal 2016 and the First Nine Months of Fiscal 2015 related to operating activities, investing activities and financing activities which are discussed below.

Operating Activities:

In the First Nine Months of Fiscal 2016 and First Nine Months of Fiscal 2015, operating activities provided $53.3 million and $68.6 million of cash, respectively. The cash flow from operating activities was primarily the result of net earnings for the relevant period adjusted, as applicable, for non-cash activities including depreciation, amortization, equity-based compensation expense and loss on sale of discontinued operations as well as the net impact of changes in our working capital accounts. Working capital account changes had an unfavorable impact on cash flow from operations in the First Nine Months of Fiscal 2016 and a favorable impact on cash flow from operations in the First Nine Months of Fiscal 2015. In the First Nine Months of Fiscal 2016 the more significant changes in working capital accounts were a decrease in current liabilities and an increase in prepaid expenses, each of which decreased cash flow from operations, and a decrease in inventories which increased cash flow from operations. During the First Nine Months of Fiscal 2015 the more significant changes in working capital accounts were a decrease in receivables, net and an increase in non-current liabilities, each of which increased cash flow from operations, and a decrease in current liabilities and an increase in prepaid expenses, each of which decreased cash flow from operations.

Investing Activities:

During the First Nine Months of Fiscal 2016, investing activities used $137.1 million of cash, while in the First Nine Months of Fiscal 2015, investing activities used $5.0 million of cash. In the First Nine Months of Fiscal 2016, we paid $92.0 million of cash for the acquisition of Southern Tide, $40.1 million for capital expenditures, $3.0 million for the acquisition of a trademark and related inventory and $2.0 million for the final working capital settlement associated with our Ben Sherman discontinued operations. During the First Nine Months of Fiscal 2015, we paid $63.2 million for capital expenditures, received $59.3 million of proceeds for the sale of our Ben Sherman business and paid $1.1 million for an interest in an unconsolidated entity.

Financing Activities:

During the First Nine Months of Fiscal 2016, financing activities provided $82.6 million of cash while in the First Nine Months of Fiscal 2015 financing activities used $62.9 million of cash. In the First Nine Months of Fiscal 2016, we increased debt primarily for the purpose of purchasing the Southern Tide business, funding our capital expenditures and payment of dividends, which in the aggregate exceeded our cash flow from operations. During the First Nine Months of Fiscal 2015, we decreased debt as cash provided by our operating activities and the proceeds from the sale of Ben Sherman exceeded our cash requirements for capital expenditures, contingent consideration payments and dividends. During the First Nine Months of Fiscal 2016 and the First Nine Months of Fiscal 2015, we paid $13.6 million and $12.5 million of dividends, respectively.

Liquidity and Capital Resources

On May 24, 2016, we entered into the Revolving Credit Agreement in order to (i) increase the borrowing capacity of the facility, (ii) extend the maturity from November 2018 to May 2021 and (iii) modify certain other provisions and restrictions from the Prior Credit Agreement. The Revolving Credit Agreement generally (i) is limited to a borrowing base consisting of specified percentages of eligible categories of assets, (ii) accrues variable-rate interest (weighted average borrowing rate of 2.0% as of October 29, 2016), unused line fees and letter of credit fees based on average unused availability or utilization, (iii) requires periodic interest payments with principal due at maturity (May 2021) and (iv) is secured by a first priority security interest in substantially all of the assets of Oxford Industries, Inc. and substantially all of its domestic subsidiaries including accounts receivable, books and records, chattel paper, deposit accounts, equipment, certain general intangibles, inventory, investment property (including the equity interests of certain subsidiaries), negotiable collateral, life insurance policies, supporting obligations, commercial tort claims, cash and cash equivalents, eligible trademarks, proceeds and other personal property.

To the extent cash flow needs exceed cash flow provided by our operations, we will have access, subject to its terms, to our Revolving Credit Agreement to provide funding for operating activities, capital expenditures and acquisitions, if any. Our credit facility is also used to finance trade letters of credit for product purchases, which reduce the amounts available under our line of credit when issued. As of October 29, 2016, we had $142.4 million of borrowings and $4.5 million of letters of credit outstanding under our Revolving Credit Agreement. After considering these limitations and the amount of eligible assets in our borrowing base, as applicable, as of October 29, 2016, we had $133.4 million in unused availability under our Revolving Credit Agreement, subject to certain limitations on borrowings.

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

We believe that the affirmative covenants, negative covenants, financial covenants and other restrictions under the Revolving Credit Agreement are customary for those included in similar facilities entered into at the time we entered into our agreement. During the Third Quarter of Fiscal 2016 and as of October 29, 2016, no financial covenant testing was required pursuant to our Revolving Credit Agreement as the minimum availability threshold was met at all times. As of October 29, 2016, we were compliant with all covenants related to our Revolving Credit Agreement.
Other Liquidity Items:
We anticipate that we will be able to satisfy our ongoing cash requirements, which generally consist of working capital and other operating activity needs, capital expenditures, interest payments on our debt and dividends, if any, primarily from positive cash flow from operations supplemented by borrowings under our Revolving Credit Agreement. Our need for working capital is typically seasonal with the greatest requirements generally in the fall and spring of each year. Our capital needs will depend on many factors including our growth rate, the need to finance inventory levels and the success of our various products. We anticipate that at the maturity of the Revolving Credit Agreement or as otherwise deemed appropriate, we will be able to refinance the facility or obtain other financing on terms available in the market at that time. The terms of any future financing arrangements may not be as favorable as the terms of the current agreement or current market terms.
We have paid dividends in each quarter since we became a public company in July 1960. However, we may discontinue or modify dividend payments at any time if we determine that other uses of our capital, including payment of outstanding debt, funding of acquisitions, funding of capital expenditures or repurchases of outstanding shares, may be in our best interest; if our expectations of future cash flows and future cash needs outweigh the ability to pay a dividend; or if the terms of our credit facility, other debt instruments or applicable law limit our ability to pay dividends. We may borrow to fund dividends in the short term based on our expectation of operating cash flows in future periods subject to the terms and conditions of our credit facility or other debt instruments and applicable law. All cash flow from operations will not necessarily be paid out as dividends in all periods. For details about limitations on our ability to pay dividends, see the discussion of our Revolving Credit Agreement above.
Our contractual obligations as of October 29, 2016 have not changed materially from the contractual obligations outstanding at January 30, 2016, as disclosed in our Annual Report on Form 10-K for Fiscal 2015 filed with the SEC, other than the amendment and restatement of our Prior Credit Agreement, as discussed above and in note 6 to the unaudited condensed consolidated financial statements contained in this report, and changes in amounts outstanding under our Revolving Credit Agreement as discussed above.
Our anticipated capital expenditures for Fiscal 2016, including the $40.1 million incurred in the First Nine Months of Fiscal 2016, are expected to be approximately $55 million compared to $73.1 million in Fiscal 2015. These expenditures are expected to consist primarily of costs associated with information technology initiatives, including e-commerce capabilities, opening and relocating retail stores and remodeling retail stores and restaurants.
Off Balance Sheet Arrangements

We have not entered into agreements which meet the SEC’s definition of an off balance sheet financing arrangement, other than operating leases, and have made no financial commitments to or guarantees with respect to any unconsolidated subsidiaries or special purpose entities.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. On an ongoing basis, we evaluate our estimates, including those related to receivables, inventories, goodwill, intangible assets, income taxes, contingencies and other accrued expenses. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that we have appropriately applied our critical accounting policies. However, in the event that inappropriate assumptions or methods were used relating to our critical accounting policies, our consolidated statements of operations could be misstated. Our critical accounting policies and estimates are discussed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for Fiscal 2015. There have not been any significant changes to the application of our critical accounting policies and estimates during the First Nine Months of Fiscal 2016.

Additionally, a detailed summary of significant accounting policies is included in Note 1 to our consolidated financial statements contained in our Annual Report on Form 10-K for Fiscal 2015.

SEASONAL ASPECTS OF OUR BUSINESS
Each of our operating groups is impacted by seasonality as the demand by specific product or style, as well as by distribution channel, may vary significantly depending on the time of year. For details of the impact of seasonality on our operating groups, see the business discussion under the caption "Seasonal Aspects of Business" for each operating group discussed in Part I, Item 1, Business in our Annual Report on Form 10-K for Fiscal 2015. The following table presents our percentage of net sales and operating income from continuing operations by quarter for Fiscal 2015:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	27%	26%	20%	27%
Operating income (loss)	36%	36%	(1)%	29%
As the timing of certain unusual or non-recurring items, economic conditions, wholesale product shipments, weather or other factors affecting our business may vary from one year to the next, we do not believe that net sales or operating income for any particular quarter or the distribution of net sales and operating income for Fiscal 2015 are necessarily indicative of anticipated results for a full fiscal year or expected distribution in future years. As an example, the Third Quarter of Fiscal 2015 was unfavorably impacted by the increased occupancy costs associated with duplicate rent expense, moving costs and higher rent structure related to the relocation of Tommy Bahama's office in Seattle, Washington as well as pre-opening rent and set-up costs associated with the Tommy Bahama Waikiki retail-restaurant location. Our third quarter has historically been our smallest net sales and operating income quarter and that is expected to continue as we continue the expansion of our retail store operations in the future.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain interest rate, foreign currency, commodity and inflation risks as discussed in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for Fiscal 2015. There have not been any significant changes in our exposure to these risks during the First Nine Months of Fiscal 2016 except that as a result of our acquisition of the assets and operations of Southern Tide in the First Quarter of Fiscal 2016, our debt levels in Fiscal 2016 are expected to be higher than our debt levels in Fiscal 2015, resulting in a more significant exposure to changes in interest rates.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the Third Quarter of Fiscal 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)         During the Third Quarter of Fiscal 2016, we did not make any unregistered sales of our equity securities.

(c)          We have certain stock incentive plans as described in Note 7 to our consolidated financial statements included in our Annual Report on Form 10-K for Fiscal 2015, all of which are publicly announced plans. Under the plans, we can repurchase shares from employees to cover employee tax liabilities related to the vesting of equity awards. During the Third Quarter of Fiscal 2016, no shares were purchased by us pursuant to these plans.

In Fiscal 2012, our Board of Directors authorized us to spend up to $50 million to repurchase shares of our stock. This authorization superseded and replaced all previous authorizations to repurchase shares of our stock and has no automatic expiration. As of October 29, 2016, no shares of our stock had been repurchased pursuant to this authorization.

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

December 7, 2016	OXFORD INDUSTRIES, INC.
(Registrant)

/s/ K. Scott Grassmyer
K. Scott Grassmyer
Executive Vice President - Finance, Chief Financial Officer and Controller
(Authorized Signatory)