Form 10-K
period 2017-01-28
OXFORD INDUSTRIES INC
filed 2017-03-28
CIK 75288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 28, 2017
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
Securities registered pursuant to Section 12(g) of the Act: NONE
Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes ☒    No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
As of July 29, 2016, which is the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the registrant (based upon the closing price for the common stock on the New York Stock Exchange on that date) was $928,252,209. For purposes of this calculation only, shares of voting stock directly and indirectly attributable to executive officers, directors and holders of 10% or more of the registrant's voting stock (based on Schedule 13G filings made as of or prior to July 29, 2016) are excluded. This determination of affiliate status and the calculation of the shares held by any such person are not necessarily conclusive determinations for other purposes.
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Title of Each Class	Number of Shares Outstanding as of March 15, 2017
Common Stock, $1 par value	16,768,230
Documents Incorporated by Reference
Portions of our proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A relating to the Annual Meeting of Shareholders of Oxford Industries, Inc. to be held on June 14, 2017 are incorporated by reference in Part III of this Form 10-K.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS
Our SEC filings and public announcements may include forward-looking statements about future events. Generally, the words "believe," "expect," "intend," "estimate," "anticipate," "project," "will" and similar expressions identify forward-looking statements, which generally are not historical in nature. We intend for all forward-looking statements contained herein, in our press releases or on our website, and all subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf, to be covered by the safe harbor provisions for forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (which Sections were adopted as part of the Private Securities Litigation Reform Act of 1995). Such statements are subject to a number of risks, uncertainties and assumptions including, without limitation, competitive conditions, which may be impacted by evolving consumer shopping patterns; the impact of economic conditions on consumer demand and spending for apparel and related products, particularly in light of general economic uncertainty; changes in international, federal or state tax, trade and other laws and regulations, including changes in corporate tax rates, quota restrictions or the imposition of safeguard controls; demand for our products; timing of shipments requested by our wholesale customers; expected pricing levels; retention of and disciplined execution by key management; the timing and cost of store openings and of planned capital expenditures; weather; costs of products as well as the raw materials used in those products; costs of labor; acquisition and disposition activities; expected outcomes of pending or potential litigation and regulatory actions; access to capital and/or credit markets; our ability to timely recognize our expected synergies from any acquisitions we pursue; and factors that could affect our consolidated effective tax rate such as the results of foreign operations or stock based compensation. Forward-looking statements reflect our current expectations, based on currently available information, and are not guarantees of performance. Although we believe that the expectations reflected in such forward-looking statements are reasonable, these expectations could prove inaccurate as such statements involve risks and uncertainties, many of which are beyond our ability to control or predict. Should one or more of these risks or uncertainties, or other risks or uncertainties not currently known to us or that we currently deem to be immaterial, materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Important factors relating to these risks and uncertainties include, but are not limited to, those described in Part I, Item 1A. Risk Factors and elsewhere in this report and those described from time to time in our future reports filed with the SEC. We caution that one should not place undue reliance on forward-looking statements, which speak only as of the date on which they are made. We disclaim any intention, obligation or duty to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
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

Fiscal 2018	52 weeks ending February 2, 2019
Fiscal 2017	53 weeks ending February 3, 2018
Fiscal 2016	52 weeks ended January 28, 2017
Fiscal 2015	52 weeks ended January 30, 2016
Fiscal 2014	52 weeks ended January 31, 2015
Fiscal 2013	52 weeks ended February 1, 2014
Fiscal 2012	53 weeks ended February 2, 2013
Fourth quarter Fiscal 2017	14 weeks ending February 3, 2018
Third quarter Fiscal 2017	13 weeks ending October 28, 2017
Second quarter Fiscal 2017	13 weeks ending July 29, 2017
First quarter Fiscal 2017	13 weeks ending April 29, 2017
Fourth quarter Fiscal 2016	13 weeks ended January 28, 2017
Third quarter Fiscal 2016	13 weeks ended October 29, 2016
Second quarter Fiscal 2016	13 weeks ended July 30, 2016
First quarter Fiscal 2016	13 weeks ended April 30, 2016
Fourth quarter Fiscal 2015	13 weeks ended January 30, 2016
Third quarter Fiscal 2015	13 weeks ended October 31, 2015
Second quarter Fiscal 2015	13 weeks ended August 1, 2015
First quarter Fiscal 2015	13 weeks ended May 2, 2015

PART I

Item 1.    Business
BUSINESS AND PRODUCTS
Overview
We are a global apparel company that designs, sources, markets and distributes products bearing the trademarks of our Tommy Bahama®, Lilly Pulitzer® and Southern Tide® lifestyle brands, other owned brands and licensed brands as well as private label apparel products. During Fiscal 2016, 92% of our net sales were from products bearing brands that we own and 66% of our net sales were through our direct to consumer channels of distribution. In Fiscal 2016, 96% of our consolidated net sales were to customers located in the United States, with the sales outside the United States consisting primarily of our Tommy Bahama products in Canada and the Asia-Pacific region.
Our business strategy is to develop and market compelling lifestyle brands and products that evoke a strong emotional response from our target consumers. We consider lifestyle brands to be those brands that have a clearly defined and targeted point of view inspired by an appealing lifestyle or attitude.  Furthermore, we believe lifestyle brands like Tommy Bahama, Lilly Pulitzer and Southern Tide that create an emotional connection with consumers can command greater loyalty and higher price points at retail and create licensing opportunities, which may drive higher earnings. We believe the attraction of a lifestyle brand depends on creating compelling product, effectively communicating the respective lifestyle brand message and distributing products to consumers where and when they want it.
Our ability to compete successfully in styling and marketing is directly related to our proficiency in foreseeing changes and trends in fashion and consumer preference, and presenting appealing products for consumers.  Our design-led, commercially informed lifestyle brand operations strive to provide exciting, differentiated products each season.
To further strengthen each lifestyle brand's connections with consumers, we directly communicate with consumers through electronic and print media on a regular basis.  We believe our ability to effectively communicate the images, lifestyle and products of our brands and create an emotional connection with consumers is critical to the success of the brands. Our advertising for our brands often attempts to convey the lifestyle of the brand as well as a specific product.
We distribute our owned lifestyle branded products primarily through our direct to consumer channels, consisting of our Tommy Bahama and Lilly Pulitzer full-price retail stores and our e-commerce sites for Tommy Bahama, Lilly Pulitzer and Southern Tide, and through our wholesale distribution channels. Our direct to consumer operations provide us with the opportunity to interact directly with our customers, present to them a broad assortment of our current season products and immerse them in the theme of the lifestyle brand. We believe that presenting our products in a setting specifically designed to showcase the lifestyle on which the brands are based enhances the image of our brands. Our 128 Tommy Bahama and 40 Lilly Pulitzer full-price retail stores provide high visibility for our brands and products, and allow us to stay close to the preferences of our consumers, while also providing a platform for long-term growth for the brands. In Tommy Bahama, we also operate 17 restaurants, generally adjacent to a Tommy Bahama full-price retail store location, which we believe further enhance the brand's image with consumers.
Additionally, our e-commerce websites, which represented 18% of our consolidated net sales in Fiscal 2016, provide the opportunity to increase revenues by reaching a larger population of consumers and at the same time allow our brands to provide a broader range of products. Our e-commerce flash clearance sales on our websites and our 40 Tommy Bahama outlet stores play an important role in overall brand and inventory management by allowing us to sell discontinued and out-of-season products in brand appropriate settings and often at better prices than are typically available from third party off-price retailers.
The wholesale operations of our lifestyle brands complement our direct to consumer operations and provide access to a larger group of consumers. As we seek to maintain the integrity of our lifestyle brands by limiting promotional activity in our full-price retail stores and e-commerce websites, we generally target wholesale customers that follow this same approach in their stores. Our wholesale customers for our Tommy Bahama, Lilly Pulitzer and Southern Tide brands include better department stores and specialty stores, including Signature Stores for Lilly Pulitzer and Southern Tide. Within our Lanier Apparel operating group, we sell tailored clothing and sportswear products under licensed brands, private labels and owned brands. Lanier Apparel's customers include department stores, discount and off-price retailers, warehouse clubs, national chains, specialty retailers and others throughout the United States.
All of our operating groups operate in highly competitive apparel markets in which numerous U.S.-based and foreign apparel firms compete. No single apparel firm or small group of apparel firms dominates the apparel industry, and our direct competitors vary by operating group and distribution channel. We believe the principal competitive factors in the apparel industry are reputation, value, and image of brand names; design; consumer preference; price; quality; marketing; product fulfillment capabilities; and customer service. The apparel industry is cyclical and very dependent upon the overall level and focus of discretionary consumer spending, which changes as regional, domestic and international economic conditions change. Often, negative economic conditions have a longer and more severe impact on the apparel industry than on other industries.  We believe current global economic conditions and the resulting economic uncertainty continue to impact our business, and the apparel industry as a whole.

We believe the retail apparel market is evolving very rapidly and in ways that are having a disruptive impact on traditional fashion retailing. The application of technology, including the internet and mobile devices, to fashion retail provides consumers increasing access to multiple, responsive distribution platforms and an unprecedented ability to communicate directly with brands, retailers and others. As a result, consumers have more information and broader, faster and cheaper access to goods than they have ever had before. This, along with the coming of age of the “millennial” generation, is revolutionizing the way that consumers shop for fashion and other goods.  The evidence is increasingly apparent with marked weakness in department stores and mall-based retailers, decreased consumer retail traffic, a more promotional retail environment, expansion of off-price and discount retailers, and growing internet purchases.
Important factors relating to certain risks, many of which are beyond our ability to control or predict, which could impact our business are described in Part I, Item 1A. Risk Factors of this report.
Investments and Opportunities

While evolution in the fashion retail industry presents significant risks, especially for traditional retailers who fail or are unable to adapt, we believe it also presents a tremendous opportunity for brands and retailers. We believe our brands have attributes that are true competitive advantages in this new retailing paradigm and we are leveraging technology to serve our consumers when and where they want to be served. We continue to believe that our lifestyle brands are well suited to succeed and thrive in the long term while managing the various challenges facing our industry.

Specifically, we believe our lifestyle brands have opportunities for long-term growth in their direct to consumer businesses. We anticipate increased sales in our e-commerce operations, which are expected to grow at a faster rate than bricks and mortar comparable full-price retail store sales. This growth can also be achieved through prudent expansion of bricks and mortar full-price retail store operations and modest comparable full-price retail store sales increases. Despite the changes in the retail environment, we expect there will continue to be desirable locations to increase our store count.

Our lifestyle brands also have an opportunity for modest sales increases in their wholesale businesses in the long term primarily from current customers adding to their existing door count and increasing their on-line business, increased sales to on-line retailers and the selective addition of new wholesale customers who generally follow a retail model with limited discounting; however, we must be diligent in our effort to avoid compromising the integrity of the brand by maintaining or growing sales with wholesale customers that may not be aligned with our long-term strategy. This is particularly important with the challenges in the department store channel, which represents about one-half of our consolidated wholesale sales, or 16% of our consolidated net sales. We also believe that there are opportunities for modest sales growth for Lanier Apparel in the future through new product programs for existing and new customers.

We believe we must continue to invest in our lifestyle brands to take advantage of their long-term growth opportunities. Investments include capital expenditures primarily related to the direct to consumer operations such as technology enhancements, e-commerce initiatives, full-price retail store and restaurant build-out for new and relocated locations as well as remodels, and distribution center and administrative office expansion initiatives. Additionally, while we anticipate increased employment, advertising and other costs in key functions to support the ongoing business operations and fuel future sales growth, we remain focused on appropriately managing our operating expenses.

In the midst of the challenges in our industry, an important focus for us in Fiscal 2017 is advancing various initiatives to increase the profitability of the Tommy Bahama business. These initiatives generally focus on increasing gross margin and operating margin through efforts such as: product cost reductions; selective price increases; reducing inventory purchases; more rapidly clearing excess inventory; redefining our approach to inventory clearance; effectively managing controllable and discretionary operating expenses; taking a more conservative approach to full-price retail store and outlet openings and renewals; and continuing our efforts to reduce Asia-Pacific operating losses.

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

We believe that an attractive acquisition target would most likely be a lifestyle brand that has a strong emotional connection with its consumer and has a disciplined distribution model consisting of wholesale customers with limited discounting and/or a direct to consumer distribution model via e-commerce or full-price retail stores. Further, while our existing businesses are primarily apparel brands, we could also be interested in a company with a more significant concentration in accessories, footwear or other product categories. The acquisition of a premier lifestyle brand is a meticulous process as such a brand is not available very often, and we most likely would have stiff competition from both strategic and private equity firms.
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
Tommy Bahama, Lilly Pulitzer and Southern Tide each design, source, market and distribute apparel and related products bearing their respective trademarks and also license their trademarks for other product categories, while Lanier Apparel designs, sources and distributes branded and private label men's tailored clothing, sportswear and other products. Corporate and Other is a reconciling category for reporting purposes and includes our corporate offices, substantially all financing activities, elimination of inter-segment sales, LIFO inventory accounting adjustments, other costs that are not allocated to the operating groups and operations of our other businesses which are not included in our operating groups, including our Lyons, Georgia distribution center operations. Our LIFO inventory pool does not correspond to our operating group definitions; therefore, LIFO inventory accounting adjustments are not allocated to our operating groups.
For additional information about each of our operating groups, see Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, and Note 2 to our consolidated financial statements, each included in this report. The table below presents net sales and operating information about our operating groups (in thousands).

	Fiscal 2016	Fiscal 2015
Net Sales
Tommy Bahama	$658,911	$658,467
Lilly Pulitzer	233,294	204,626
Lanier Apparel	100,753	105,106
Southern Tide	27,432	—
Corporate and Other	2,198	1,091
Total	$1,022,588	$969,290
Operating Income (Loss)
Tommy Bahama	$44,101	$65,993
Lilly Pulitzer	51,995	42,525
Lanier Apparel	6,955	7,700
Southern Tide	(282)	—
Corporate and Other (1)	(12,885)	(18,704)
Total operating income	$89,884	$97,514

(1)	The Fiscal 2016 and Fiscal 2015 operating loss for Corporate and Other included a LIFO accounting credit of $5.9 million and a LIFO accounting charge of $0.3 million, respectively.

The table below presents the total assets of each of our operating groups (in thousands).

	January 28, 2017	January 30, 2016
Assets
Tommy Bahama	$451,990	$458,234
Lilly Pulitzer	126,506	115,419
Lanier Apparel	30,269	35,451
Southern Tide	96,208	—
Corporate and Other	(19,814)	(26,414)
Total	$685,159	$582,690
Total assets for Corporate and Other include LIFO reserves of $58.0 million and $59.4 million as of January 28, 2017 and January 30, 2016, respectively.
Tommy Bahama
Tommy Bahama designs, sources, markets and distributes men's and women's sportswear and related products. The target consumers of Tommy Bahama are primarily affluent men and women age 35 and older who embrace a relaxed and casual approach to daily living. Tommy Bahama products can be found in our Tommy Bahama stores and on our Tommy Bahama e-commerce website, tommybahama.com, as well as in better department stores and independent specialty stores throughout the United States. We also operate Tommy Bahama restaurants and license the Tommy Bahama name for various product categories. During Fiscal 2016, 95% of Tommy Bahama's sales were to customers within the United States, with the remaining sales in Canada, Australia and Asia.
We believe that the attraction of the Tommy Bahama brand to our consumers is a reflection of our efforts over many years of maintaining appropriate quality and design of our Tommy Bahama apparel, accessories and licensed products, limiting the distribution of Tommy Bahama products to a select tier of retailers, and effectively communicating the relaxed and casual Tommy Bahama lifestyle to consumers. We expect to continue to follow this approach for the brand in the future. We believe that the retail sales value of all Tommy Bahama branded products sold during Fiscal 2016, including our estimate of retail sales by our wholesale customers and other third party retailers, was approximately $1.2 billion.
We believe there is ample opportunity to expand the reach of the Tommy Bahama brand, while at the same time maintaining the select distribution that Tommy Bahama has historically maintained. We believe that in order to take advantage of opportunities for long-term growth, we must continue to invest in the Tommy Bahama brand. These investments include amounts associated with capital expenditures and ongoing expenses to enhance e-commerce and other technology capabilities; capital expenditures and pre-opening expenses of new stores and restaurants; the remodeling and relocation of existing stores and restaurants; and capital expenditures related to distribution and other facilities.
We believe there are opportunities for continued growth in the United States through direct to consumer expansion and wholesale channels of distribution. However, an important focus for us in Fiscal 2017 is advancing various initiatives to increase the profitability of the Tommy Bahama business. These initiatives generally focus on:

•	Increasing gross margins through product cost reductions and selective price increases to combat the shift of a greater proportion of our sales to periods of our marketing events;

•	Reducing inventory purchases and more rapidly clearing excess inventory to reduce clearance losses, particularly on women's products which are often costly to liquidate;

•
Redefining our approach to inventory clearance by marking down certain products in our full-price retail stores during traditional end of season clearance periods for the apparel retail industry, by selling additional amounts for certain product categories to third party off-price retailers if necessary, and by improving the presentation and offer in our outlet stores to increase sales and gross margins of products sold on clearance;

•	Effectively managing controllable and discretionary operating expenses including employment costs;

•	Taking a more conservative approach to full-price retail store and outlet openings and renewals given the ongoing decline in consumer traffic and related challenges; and

•	Continuing our efforts to reduce Asia-Pacific losses, with a targeted Fiscal 2017 Asia-Pacific loss of approximately $5 million compared to $7 million in Fiscal 2016.

In recent years we began expansion of the Tommy Bahama brand into international markets. These efforts included the acquisition of the assets and operations of the Tommy Bahama business from our former licensees in Australia in Fiscal 2012 and Canada in Fiscal 2013. The licensees in each of these countries had developed a certain level of brand awareness, but we determined that after considering the potential direct to consumer and wholesale growth opportunities in those countries, it was appropriate for us to re-acquire the rights to the operations. We also commenced operations in Asia by opening retail store locations in Asia beginning in Fiscal 2012. The operations in Asia thus far have generated operating losses as we developed a significant Hong Kong-based team and infrastructure to support a larger Asia retail operation. The roll-out of retail stores in Asia was at a modest pace as we attempted to focus on improving store operations in Asia. As a lifestyle brand, we continue to believe it is appropriate that in certain key markets we initially set the tone for the brand rather than engaging a partner. However, in the future, we may engage a local partner to accelerate growth in certain markets.
Consistent with the prior year, our near term focus in the Asia-Pacific region remains on our direct to consumer operations in Australia and Japan while at the same time further reducing our infrastructure costs in Hong Kong to better align with the footprint of our current Asia retail operations. During Fiscal 2015 and Fiscal 2016, we closed our retail stores in Macau and Singapore and outlet stores in Hong Kong and Japan, with only one store remaining in Hong Kong. These closures result in our Asia-Pacific retail operations primarily consisting of stores in Australia and Japan. By focusing on Australia and Japan we believe we can do a better job of increasing brand awareness and sales by focusing our marketing spend in a location where the consumer has a variety of options for purchasing Tommy Bahama product, including our own retail stores, our wholesale customers' stores and, in the case of Japan, an in-country Tommy Bahama website. While we believe there are long-term opportunities for our Tommy Bahama operations in the Asia-Pacific region, we believe that the operating losses associated with these operations will continue to put downward pressure on our operating margin in the near future until we have sufficient sales to leverage the operating costs or have identified partners for jurisdictions which are not profitable.
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
We operate a buying office located in Hong Kong to manage the production and sourcing of the substantial majority of our Tommy Bahama products. During Fiscal 2016, we utilized approximately 250 suppliers to manufacture our Tommy Bahama products. In Fiscal 2016, 73% of Tommy Bahama's product purchases were from manufacturers in China. The largest 10 suppliers of Tommy Bahama products provided 43% of the products acquired during Fiscal 2016, with no individual supplier providing greater than 10%.
We believe that advertising and marketing are an integral part of the long-term strategy for the Tommy Bahama brand, and we therefore devote significant resources to advertising and marketing. While the advertising for Tommy Bahama promotes our products, the primary emphasis is on brand image and brand lifestyle. Tommy Bahama's advertising attempts to engage individuals within the brand's consumer demographic and guide them on a regular basis to our retail stores, e-commerce websites or wholesale customers' stores in search of our products. The marketing of the Tommy Bahama brand includes email, internet and social media advertising and traditional media such as catalogs, print and other correspondence with customers, as well as moving media and trade show initiatives. As a lifestyle brand, we believe that it is very important that Tommy Bahama communicate regularly with consumers via the use of email, internet and social media about product offerings or other brand events in order to maintain and strengthen Tommy Bahama's connections with its consumers.
We also believe that highly visible full-price retail store locations with creative design, broad merchandise selection and brand appropriate visual presentation are key enticements for customers to visit our full-price retail stores and buy merchandise. We intend that our full-price retail stores enhance the shopping experience of our customers, which we believe will increase consumer brand loyalty. Marketing initiatives at our full-price retail stores may include special event promotions and a variety of public relations activities designed to create awareness of our products.
In addition, we utilize loyalty award cards, Flip-Side events and Friends & Family events to drive traffic to our stores and websites. These initiatives are effective in increasing traffic as the proportion of our sales that occur during our marketing initiatives have increased in recent years. We believe our traditional and electronic media communications increase the sales of our own full-price retail stores and e-commerce operations, as well as the sales of our products for our wholesale customers.
For certain of our wholesale customers, we also provide point-of-sale materials and signage to enhance the presentation of our products at their retail locations and/or participate in cooperative advertising programs.
We operate a Tommy Bahama distribution center in Auburn, Washington, which serves our North America direct to consumer and wholesale operations. Activities at the distribution center include receiving finished goods from suppliers, inspecting the products and shipping the products to our Tommy Bahama stores, our wholesale customers and our e-commerce customers. We seek to maintain sufficient levels of Tommy Bahama inventory at the distribution center to support our direct to consumer operations, as well as pre-booked orders and some limited replenishment ordering for our wholesale customers. We use local third party distribution centers for our Asia-Pacific operations.
Direct to Consumer Operations
A key component of our Tommy Bahama growth strategy is to operate our own stores and e-commerce websites, which we believe permits us to develop and build brand awareness by presenting our products in a setting specifically designed to showcase the aspirational lifestyle on which the products are based. Our Tommy Bahama direct to consumer channels, which consist of retail store, e-commerce and restaurant operations, in the aggregate, represented 77% of Tommy Bahama's net sales in Fiscal 2016. We expect the percentage of our Tommy Bahama sales which are direct to consumer sales will increase slightly in future years as we anticipate that the direct to consumer distribution channel will grow at a faster pace than the wholesale distribution channel. Retail store, e-commerce and restaurant net sales accounted for 50%, 16% and 11%, respectively, of Tommy Bahama's net sales in Fiscal 2016.
Our direct to consumer strategy for the Tommy Bahama brand includes locating and operating full-price retail stores in upscale malls, lifestyle shopping centers, resort destinations and brand-appropriate street locations. Generally, we seek shopping areas and malls with high-profile or upscale consumer brands for our full-price retail stores. As of January 28, 2017, the majority of our Tommy Bahama full-price retail stores were in street-front locations or lifestyle centers with the remainder primarily in regional indoor malls. Our full-price retail stores allow us the opportunity to carry a full line of current season merchandise, including apparel, home products and accessories, all presented in an aspirational, island-inspired atmosphere designed to be relaxed, comfortable and unique. We believe that the Tommy Bahama full-price retail stores provide high visibility for the brand and products, and allow us to stay close to the preferences of our consumers. Further, we believe that our presentation of products and our strategy to operate the full-price retail stores with limited in-store promotional activities are good for the Tommy Bahama brand and, in turn, enhance business with our wholesale customers. Generally, we believe there are opportunities for full-price retail stores in both warmer and colder climates, as we believe the more important consideration is whether the location attracts the affluent consumer that we are targeting.
Disposal of discontinued or end of season inventory is an ongoing part of any apparel business and historically Tommy Bahama has utilized its outlet stores, supplemented by e-commerce flash clearance sales and sales to off-price retailers, to sell any excess inventory. Our Tommy Bahama outlet stores, which generated 10% of our total Tommy Bahama net sales in Fiscal 2016, are generally located in outlet shopping centers that include upscale retailers and serve an important role in overall inventory management by allowing us to sell discontinued and out-of-season products at better prices than are otherwise available from outside parties. We believe that this approach has helped us protect the integrity of the Tommy Bahama brand by allowing our full-price retail stores to limit promotional activity and controlling the distribution of discontinued and out-of-season product. To supplement the clearance items sold in Tommy Bahama outlets, approximately 20% of the product sold in our Tommy Bahama outlets was made specifically for our outlets. At this time and based on our anticipated proportion of clearance versus made-for items in our outlet stores, we anticipate that we would generally operate one outlet for approximately every three full-price retail stores.
In an effort to improve the profitability of our end of season clearance strategy for our products, in January 2017, we initiated selected initial markdowns in our full-price retail stores and on-line for end of season product for our women's, home and other products. We expect to continue that strategy and also plan to dispose of more end of season inventory for women's, home and other product categories through off-price retailers in the future than we have historically. These changes are expected to reduce the quantity of end of season product for those product categories that are transferred to our outlets in the future. We believe that reducing the amounts of these product categories, which were overrepresented in our outlets, will greatly improve the product offering and presentation in our outlet stores, which may ultimately improve the sales and profitability of our outlet stores and the profitability of our end of season clearance sales.
For Tommy Bahama's domestic full-price retail stores and retail-restaurant locations operating for the full Fiscal 2016 year, sales per gross square foot, excluding restaurant sales and restaurant space, were approximately $605 during Fiscal 2016, compared to $655 for stores operating for the full Fiscal 2015 year. The decrease in sales per square foot was primarily due to the negative comparable full-price retail store sales during Fiscal 2016. In Fiscal 2016, our domestic outlet stores generated approximately $355 of sales per square foot for outlets open for the entire 2016 fiscal year.
As of January 28, 2017 we operated 17 restaurants or Marlin Bar locations, generally adjacent to a Tommy Bahama full-price retail store location, which together we often refer to as islands. These retail-restaurant locations provide us with the opportunity to immerse customers in the ultimate Tommy Bahama experience. We do not anticipate that many of our retail locations will have an adjacent restaurant; however, in select high-profile, brand appropriate locations, such as Naples, Florida, Waikiki, Hawaii, and New York City, we have determined that an adjacent restaurant can further enhance the image of the brand. The net sales per square foot in our domestic full-price retail stores which are adjacent to a restaurant are on average two times the sales per square foot of our other domestic full-price retail stores. We believe that the experience of a meal or drink in a Tommy Bahama restaurant may entice the customer to purchase additional Tommy Bahama merchandise and potentially provide a memorable consumer experience that further enhances the relationship between Tommy Bahama and the consumer. During the Fourth Quarter of Fiscal 2016, we opened our first Marlin Bar concept location in Coconut Point, Florida. The Marlin Bar concept, like our traditional restaurant, is adjacent to one of our retail locations and serves food and beverages, but in a smaller space and with food options more focused on small plate offerings rather than entrees. The initial results of the Marlin Bar, in both the restaurant and full-price retail store of the location, have been well received and have exceeded our expectations. We believe that with the smaller footprint, reduced labor requirements and lower required capital expenditure for build-out, the Marlin Bar concept provides us the long-term potential for opening retail-restaurant locations in sites that otherwise may not have been suitable or brand appropriate for one of our traditional retail-restaurant locations.
As of January 28, 2017, the total square feet of space utilized for our Tommy Bahama full-price retail store and outlet store operations was 0.6 million with another 0.1 million of total square feet utilized in our Tommy Bahama restaurant operations. The table below provides certain information regarding Tommy Bahama retail stores operated by us as of January 28, 2017.

	Full-Price Retail Stores	Outlet Stores	Retail-Restaurant Locations (1)	Total
Florida	20	4	6	30
California	15	5	3	23
Texas	7	4	1	12
Hawaii	4	1	3	8
Nevada	4	1	1	6
Maryland	3	2	—	5
New York	2	2	1	5
Other states	38	16	1	55
Total domestic	93	35	16	144
Canada	8	3	—	11
Total North America	101	38	16	155
Australia	8	2	—	10
Japan	1	—	1	2
Other international	1	—	—	1
Total	111	40	17	168
Average square feet per store (2)	3,400	4,600	4,300
Total square feet at year end	380,000	185,000	75,000

(1)	Consists of 16 retail-restaurant locations of our traditional island format and one Marlin Bar retail-restaurant concept.

(2)	Average square feet for retail-restaurant locations consists of average retail space and excludes space used in the associated restaurant operations.
The table below reflects the changes in store count for Tommy Bahama stores during Fiscal 2016.

	Full-Price Retail Stores	Outlet Stores	Retail-Restaurant Locations	Total
Open as of beginning of fiscal year	107	41	16	164
Opened	8	—	—	8
Closed	(3)	(1)	—	(4)
Retail store relocated/converted to Marlin Bar	(1)	—	1	—
Open as of end of fiscal year	111	40	17	168
During Fiscal 2017, we anticipate that the number of stores will remain comparable to our store count at the end of Fiscal 2016. Although we expect to open a handful of full-price retail stores during the year, including full-price retail stores in Delray Beach, Florida and Napa, California as well as a retail-restaurant location at Legacy West in Dallas, Texas, we also expect to opportunistically close certain under-performing locations through lease expirations during the year. In future years, we do not anticipate as many closures as we expect in Fiscal 2017. Therefore, in future years, we anticipate that we will increase the number of our retail locations, but most likely at a more modest pace than our historical trend.
The operation of full-price retail stores, outlet stores and retail-restaurant locations requires a greater amount of initial capital investment than wholesale operations, as well as greater ongoing operating costs. We estimate that we will spend approximately $1.3 million on average in connection with the build-out of a domestic full-price retail store. However, individual locations, particularly those in urban locations, may require investments greater than these amounts depending on a variety of factors, including the location and size of the full-price retail store. The cost of a traditional Tommy Bahama retail-restaurant location and a Marlin Bar is significantly more than the cost of a full-price retail store and can vary significantly depending on a variety of factors. Historically, the cost of our retail-restaurant locations has been approximately $5 million; however, we have spent significantly more than that amount for certain locations, including New York City and Waikiki. For most of our retail stores and restaurants, the landlord provides certain incentives to fund a portion of our capital expenditures.
We also incur capital expenditures when a lease expires and we determine it is appropriate to relocate to a new location in the same vicinity as the previous store. The cost of store relocations is generally comparable to the costs of opening a new full-price retail store or outlet store. Additionally, we incur capital expenditure costs related to periodic remodels of existing stores, particularly when we renew or extend a lease beyond the original lease term, or otherwise determine that a remodel of a store is appropriate. When a lease expires we may decide to close the store rather than relocating the store to another location or renewing the lease. As we reach the expirations of more of our lease agreements in the near future, we anticipate that the capital expenditures for relocations and remodels, in the aggregate, may continue to increase in future periods.
In addition to our full-price retail stores and outlet stores, our direct to consumer approach includes various e-commerce websites, including the tommybahama.com website. During Fiscal 2016, e-commerce sales represented 16% of Tommy Bahama's net sales. Our Tommy Bahama websites allow consumers to buy Tommy Bahama products directly from us via the internet. These websites also enable us to increase our database of consumer contacts, which allows us to communicate directly and frequently with consenting consumers. As we reach more customers in the future, we anticipate that our e-commerce distribution channel for Tommy Bahama will continue to grow at a faster pace than our domestic full-price retail store operations or wholesale operations. In Fiscal 2016, we held a select number of e-commerce flash clearance sales as a means of complementing our outlets in liquidating discontinued or out-of-season inventory. These sales represented 10% of Tommy Bahama e-commerce sales in Fiscal 2016.
Wholesale Operations
To complement our direct to consumer operations and have access to a larger group of consumers, we continue to maintain our wholesale operations for Tommy Bahama. Tommy Bahama's wholesale customers consist of sales to better department stores and specialty stores that generally follow a retail model approach with limited discounting. We value our long-standing relationships with our wholesale customers and are committed to working with them to enhance the success of the Tommy Bahama brand within their stores.
Wholesale sales for Tommy Bahama accounted for 23% of Tommy Bahama's net sales in Fiscal 2016. Approximately two-thirds of Tommy Bahama's wholesale business reflects sales to major department stores with the remaining wholesale sales primarily sales to specialty stores. Tommy Bahama men's products are available in more than 2,000 North America retail locations, while Tommy Bahama women's products are available in more than 1,000 North America retail locations. During Fiscal 2016, 18% of Tommy Bahama's net sales were to Tommy Bahama's ten largest wholesale customers, with its largest customer representing 6% of Tommy Bahama's net sales.
At the same time, we believe that the integrity and continued success of the Tommy Bahama brand, including its direct to consumer operations, is dependent, in part, upon controlled wholesale distribution, with careful selection of the retailers through which Tommy Bahama products are sold. As a result of our approach to limiting our wholesale customers, we believe that sales growth in our men's apparel wholesale business, which represented approximately 88% of Tommy Bahama's domestic wholesale sales in Fiscal 2016, may be somewhat limited. However, we believe that we have opportunities for wholesale sales increases for our Tommy Bahama women's business, with its appeal evidenced by women's product representing 28% of sales in our full-price retail stores and e-commerce websites. Overall, we anticipate that the Tommy Bahama wholesale business will grow at a slower rate than the direct to consumer distribution channel.
We maintain Tommy Bahama apparel sales offices and showrooms in New York and Seattle, as well as other locations, to facilitate sales to our wholesale customers. Our Tommy Bahama wholesale operations utilize a sales force consisting of a combination of independent commissioned sales representatives and Tommy Bahama employees.
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
Our agreements with Tommy Bahama licensees are for specific geographic areas and expire at various dates in the future, and in limited cases include contingent renewal options. Generally, the agreements require minimum royalty payments as well as additional royalty payments and, in most cases, advertising payments and/or obligations to expend certain funds towards marketing the brand on an approved basis. Our license agreements generally provide us the right to approve all products, advertising and proposed channels of distribution. Third party license arrangements for our Tommy Bahama products include the following product categories:

Men's and women's headwear	Watches	Outdoor furniture and related products
Outerwear	Belts, leather goods and gifts	Indoor furniture
Footwear	Handbags	Mattresses and box springs
Men's socks	Luggage	Bedding and bath linens
Sleepwear	Rugs	Table top accessories
Shampoo, soap and bath amenities	Fragrances	Fabrics
In addition to our licenses for the specific product categories listed above, we may enter into certain international distributor agreements which allow those parties to distribute Tommy Bahama apparel and other products on a wholesale and/or retail basis within certain countries or regions. As of January 28, 2017, we have agreements for distribution of Tommy Bahama products in the Middle East, Greater China and parts of Central and South America. Substantially all of the products sold by the distributors are identical to the products sold in our own Tommy Bahama stores. In addition to selling Tommy Bahama goods to wholesale accounts, the distributors may, in some cases, operate their own retail stores. None of these agreements are expected to impact the operating results of Tommy Bahama in the near term in a meaningful manner.
Seasonal Aspects of Business
Tommy Bahama's operating results are impacted by seasonality as the demand by specific product or style, as well as by distribution channel, may vary significantly depending on the time of year. As the timing of certain unusual or non-recurring items, economic conditions, wholesale product shipments or other factors affecting the business may vary from one year to the next, we do not believe that net sales or operating income (loss) for any particular quarter or the distribution of net sales and operating income (loss) for Fiscal 2016 are necessarily indicative of anticipated results for the full fiscal year or expected distribution in future years. The timing of Tommy Bahama's sales in the direct to consumer and wholesale distribution channels generally varies. Typically, the demand in the direct to consumer operations, including sales at our own stores and e-commerce site, for Tommy Bahama products in our principal markets is generally higher in the spring, summer and holiday seasons and lower in the fall season. However, wholesale product shipments are generally shipped prior to each of the retail selling seasons. The following table presents the percentage of net sales and operating income (loss) for Tommy Bahama by quarter for Fiscal 2016:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	25%	28%	19%	28%
Operating income (loss)	30%	47%	(16)%	39%
Lilly Pulitzer
Lilly Pulitzer designs, sources, markets and distributes upscale collections of women's and girl's dresses, sportswear and related products. The Lilly Pulitzer brand was originally created in the late 1950s by Lilly Pulitzer and is an affluent brand with a heritage and aesthetic based on the Palm Beach resort lifestyle. The brand is somewhat unique among women's brands in that it has demonstrated multi-generational appeal, including young women in college or recently graduated from college; young mothers with their daughters; and women who are not tied to the academic calendar. Lilly Pulitzer products can be found in our owned Lilly Pulitzer stores, in Lilly Pulitzer Signature Stores, which are described below, and on our Lilly Pulitzer website, lillypulitzer.com, as well as in better department and independent specialty stores. During Fiscal 2016, 46% and 38% of Lilly Pulitzer's net sales were for women's sportswear and dresses, respectively, with the remaining sales consisting of Lilly Pulitzer accessories, including scarves, bags, jewelry and belts; children's apparel; footwear; and licensed products.

We believe that there is significant opportunity to expand the reach of the Lilly Pulitzer brand, while at the same time maintaining the exclusive distribution that Lilly Pulitzer has historically maintained. We believe that in order to take advantage of opportunities for long-term growth, we must continue to invest in the Lilly Pulitzer brand. These investments include costs to enhance e-commerce and other technology capabilities; opening and operating full-price retail stores; the remodeling and relocation of existing stores; and an increase in employment, advertising and other costs to support a growing business. While we believe that these investments will generate long-term benefits, the investments may have a short-term negative impact on Lilly Pulitzer's operating margin.
We believe the attraction of the Lilly Pulitzer brand to our consumers is a reflection of years of maintaining appropriate quality and design of the Lilly Pulitzer apparel, accessories and licensed products, restricting the distribution of the Lilly Pulitzer products to a select tier of retailers and effectively communicating the message of Lilly Pulitzer's optimistic Palm Beach resort chic lifestyle. We believe this approach to quality, design, distribution and communication has been critical in allowing us to achieve the current retail price points for Lilly Pulitzer products. We believe that the retail sales value of all Lilly Pulitzer branded products sold during Fiscal 2016, including our estimate of retail sales by our wholesale customers and other third party retailers, exceeded $300 million.
Design, Sourcing, Marketing and Distribution
Lilly Pulitzer's products are developed by our dedicated design teams located at the Lilly Pulitzer headquarters in King of Prussia, Pennsylvania as well as in Palm Beach, Florida. Our Lilly Pulitzer design teams focus on the target consumer, and the design process combines feedback from buyers, consumers and our sales force, along with market trend research. Lilly Pulitzer apparel products are designed to incorporate various fiber types, including cotton, silk, linen and other natural and man-made fibers, or blends of two or more of these materials.
Lilly Pulitzer uses a combination of in-house employees in our King of Prussia and Hong Kong offices and third party buying agents primarily based in Asia to manage the production and sourcing of the Lilly Pulitzer apparel products. Through its buying agents and direct sourcing, Lilly Pulitzer used approximately 50 vendors, with the largest individual supplier providing 10%, and the largest 10 suppliers providing 59%, of the Lilly Pulitzer products acquired during Fiscal 2016. In Fiscal 2016, 56% of Lilly Pulitzer's product purchases were from manufacturers located in China.
We believe that advertising and marketing are an integral part of the long-term strategy of the Lilly Pulitzer brand, and we therefore devote significant resources to advertising and marketing. Lilly Pulitzer's advertising attempts to engage individuals within the brand's consumer demographic and guide them on a regular basis to our full-price retail stores, e-commerce websites and wholesale customers' stores in search of our products. The marketing of the Lilly Pulitzer brand includes email, internet and social media advertising as well as traditional media such as catalogs, print and other correspondence with customers and moving media and trade show initiatives. We believe that it is very important that a lifestyle brand effectively communicate with consumers on a regular basis via the use of electronic media and print correspondence about product offerings or other brand events in order to maintain and strengthen the brand's connections with consumers.
In addition to our ongoing Lilly Pulitzer marketing initiatives, on occasion we also enter into collaborations with others, including airlines and other retailers, to increase brand awareness or create additional brand excitement. Often these collaborations do not generate direct revenue for Lilly Pulitzer, but instead provide significant press or social media exposure and excitement for the brand that complement our ongoing advertising and marketing initiatives. We believe in today's environment it is important to continue to find new, creative ways to advertise and market in ways that differentiate the brand.
We believe that highly visible full-price retail store locations with creative design, broad merchandise selection and brand appropriate visual presentation are key enticements for customers to visit our full-price retail stores and buy merchandise. We believe that our full-price retail stores enhance the shopping experience of our customers, which will increase consumer brand loyalty. Marketing initiatives at certain of our full-price retail stores may include special event promotions and a variety of public relations activities designed to create awareness of our stores and products. At certain times during the year, an integral part of the marketing plan for Lilly Pulitzer includes certain gift with purchase programs where the consumer earns the right to a Lilly Pulitzer gift product if certain spending thresholds are achieved. We believe that our full-price retail store operations, as well as our traditional and electronic media communications and periodic collaborations with others, enhance brand awareness and increase the sales of Lilly Pulitzer products in all channels of distribution.
For certain of our wholesale customers, we also provide point-of-sale materials and signage to enhance the presentation of our branded products at their retail locations and/or participate in cooperative advertising programs.
Lilly Pulitzer operates a distribution center in King of Prussia, Pennsylvania. Activities at the distribution center include receiving finished goods from suppliers, inspecting the products and shipping the products to wholesale customers, Lilly Pulitzer full-price retail stores and our e-commerce customers. We seek to maintain sufficient levels of inventory at the distribution center to support our direct to consumer operations, as well as pre-booked orders and some limited replenishment ordering for our wholesale customers.
Direct to Consumer Operations
A key component of our Lilly Pulitzer growth strategy is to operate our own stores and e-commerce website, which we believe permits us to develop and build brand awareness by presenting products in a setting specifically designed to showcase the aspirational lifestyle on which they are based. The distribution channels included in Lilly Pulitzer's direct to consumer strategy consist of full-price retail store and e-commerce operations and represented 68% of Lilly Pulitzer's net sales in both Fiscal 2016 and Fiscal 2015. We expect the percentage of our Lilly Pulitzer sales which are direct to consumer sales will increase in future years as we anticipate that the retail and e-commerce components of the Lilly Pulitzer business will grow at a faster rate than the wholesale distribution channel.
Our direct to consumer strategy for the Lilly Pulitzer brand includes operating full-price retail stores in higher-end malls, lifestyle shopping centers, resort destinations and brand-appropriate street locations. Sales at our full-price retail stores represented 36% of Lilly Pulitzer's net sales during Fiscal 2016. As of January 28, 2017, less than one-half of the Lilly Pulitzer stores were located in indoor regional malls, slightly more than one-third of the Lilly Pulitzer stores were located in outdoor regional lifestyle centers and the remaining locations were primarily street locations. Each full-price retail store carries a wide range of merchandise, including apparel, footwear and accessories, all presented in a manner intended to enhance the Lilly Pulitzer image, brand awareness and acceptance. Our Lilly Pulitzer full-price retail stores allow us to present Lilly Pulitzer's full line of current season products. We believe our Lilly Pulitzer full-price retail stores provide high visibility for the brand and products and also enable us to stay close to the needs and preferences of consumers. We also believe that our presentation of products and our strategy to operate the full-price retail stores with limited promotional activities complement our business with our wholesale customers. Generally, we believe there are opportunities for full-price retail stores in both warmer and colder climates, as we believe the more important consideration is whether the location attracts the affluent consumer that we are targeting.
Lilly Pulitzer's full-price retail store sales per gross square foot for Fiscal 2016 were approximately $840 for the full-price retail stores which were open the full Fiscal 2016 year compared to approximately $835 for the Lilly Pulitzer stores open for the full Fiscal 2015 year. The increase in sales per gross square foot from the prior year was primarily due to the favorable impact of the Fiscal 2016 closure of one store which offset a 1% decrease in sales in full-price retail stores that were determined to be comparable stores for Fiscal 2016. The table below provides certain information regarding Lilly Pulitzer full-price retail stores as of January 28, 2017.

Number of Full-Price Retail Stores
Florida	14
Texas	4
Other	22
Total	40
Average square feet per store	2,700
Total square feet at year-end	110,000
The table below reflects the changes in store count for Lilly Pulitzer stores during Fiscal 2016.

Full-Price Retail Stores
Open as of beginning of fiscal year	34
Opened	7
Closed	(1)
Open as of end of fiscal year	40
In Fiscal 2017, we expect to open six full-price retail stores, including stores in St. Louis, Missouri, Raleigh, North Carolina, Columbus, Ohio, and Watch Hill, Rhode Island. Subsequent to Fiscal 2017, we expect to open four to six full-price retail stores each year in the near future. The operation of full-price retail stores requires a greater amount of initial capital investment than wholesale operations, as well as greater ongoing operating costs. We anticipate that most future full-price retail store openings will generally be 2,500 square feet on average; however, many stores will be larger or smaller than 2,500 square feet with the determination of size of the store depending on a variety of criteria. To open a 2,500 square foot Lilly Pulitzer full-

price retail store, we anticipate capital expenditures of approximately $0.8 million on average. For most of our full-price retail stores, the landlord provides certain incentives to fund a portion of our capital expenditures.
In addition to new store openings, we also incur capital expenditure costs related to remodels, expansions or downsizing of existing stores, particularly when we renew or extend a lease beyond the original lease term, or otherwise determine that a remodel of a store is appropriate. We may also incur capital expenditures if we determine it is appropriate to relocate a store to a new location. The cost of store relocations, if any, will generally be comparable to the cost of opening a new store. Alternatively, when a lease expires we may decide to close the store rather than relocating the store to another location or renewing the lease. As an example, in Fiscal 2016, we closed our East Hampton, New York store at the expiration of the lease agreement.
In addition to operating Lilly Pulitzer full-price retail stores, another key element of our direct to consumer strategy is the lillypulitzer.com website, which represented 32% of Lilly Pulitzer's net sales in Fiscal 2016 compared to 30% in Fiscal 2015. The Lilly Pulitzer e-commerce business has experienced significant growth in recent years, and we anticipate that the rate of growth of the e-commerce business will remain strong in the future.
We also utilize the Lilly Pulitzer website as an effective means of liquidating discontinued or out-of-season inventory in a brand appropriate manner. Usually, we have two e-commerce flash clearance sales per year, both of which are in typical industry end-of-season promotional periods. These sales are brand appropriate events that create a significant amount of excitement with loyal Lilly Pulitzer consumers, who are looking for an opportunity to purchase Lilly Pulitzer products at a discounted price. Each of these two e-commerce flash clearance sales are for a very limited number of days, allowing the Lilly Pulitzer website to remain full-price for the remainder of the year. During Fiscal 2016, approximately 39% of Lilly Pulitzer's e-commerce sales were e-commerce flash clearance sales.
Wholesale Operations
To complement our direct to consumer operations and have access to a larger group of consumers, including those who may wish to shop at a specialty store or department store, we continue to maintain our wholesale operations for Lilly Pulitzer. These wholesale operations are with better department stores and independent specialty stores that generally follow a retail model approach with limited discounting. During Fiscal 2016, approximately 32% of Lilly Pulitzer's net sales were sales to wholesale customers. During Fiscal 2016, 40% of Lilly Pulitzer's wholesale sales were to Lilly Pulitzer's Signature Stores, as described below, while approximately one-third of Lilly Pulitzer's wholesale sales were to department stores. Lilly Pulitzer's net sales to its ten largest wholesale customers represented 17% of Lilly Pulitzer's net sales in Fiscal 2016 with its largest customer representing 5% of Lilly Pulitzer's net sales.
An important part of Lilly Pulitzer's wholesale distribution is sales to Signature Stores. For these stores, we enter into agreements whereby we grant the other party the right to independently operate one or more stores as a Lilly Pulitzer Signature Store, subject to certain conditions, including designating substantially all the store specifically for Lilly Pulitzer products and adhering to certain trademark usage requirements. These agreements are generally for a two-year period. We sell products to these Lilly Pulitzer Signature Stores on a wholesale basis and do not receive royalty income associated with these sales. As of January 28, 2017, there were 67 Lilly Pulitzer Signature Stores.
Although we do not expect that the Lilly Pulitzer wholesale business will grow at the same pace as the direct to consumer distribution channel, we value our long-standing relationships with our wholesale customers and are committed to working with them to enhance the success of the Lilly Pulitzer brand within their stores. We believe that the integrity and continued success of the Lilly Pulitzer brand, including its direct to consumer operations, is dependent, in part, upon controlled wholesale distribution with careful selection of the retailers through which Lilly Pulitzer products are sold. Lilly Pulitzer apparel products are available in more than 250 locations of our wholesale customers.
We maintain Lilly Pulitzer apparel sales offices and showrooms in Palm Beach, Florida, King of Prussia, Pennsylvania and New York City. Our wholesale operations for Lilly Pulitzer utilize a sales force consisting of salaried sales employees.
Licensing Operations
We license the Lilly Pulitzer trademark to licensees in categories beyond Lilly Pulitzer's core product categories. In the long term, we believe licensing may be an attractive business opportunity for the Lilly Pulitzer brand, particularly once our direct to consumer presence has expanded. Once a brand is established, licensing requires modest additional investment but can yield high-margin income. It also affords the opportunity to enhance overall brand awareness and exposure. In evaluating a potential Lilly Pulitzer licensee, we consider the candidate's experience, financial stability, manufacturing performance and marketing ability. We also evaluate the marketability and compatibility of the proposed products with other Lilly Pulitzer brand products.

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
Third party license arrangements for Lilly Pulitzer products include the following product categories: stationery and gift products; home furnishing fabrics; and eyewear.
Seasonal Aspects of Business
Lilly Pulitzer's operating results are impacted by seasonality as the demand by specific product or style as well as demand by distribution channel may vary significantly depending on the time of year. Typically, the demand in the direct to consumer operations, including sales for our own stores and e-commerce sites, for Lilly Pulitzer products in our principal markets is generally higher in the spring, summer and resort seasons and lower in the fall season. However, wholesale product shipments are generally shipped prior to each of the retail selling seasons. Further, in the third and fourth quarters of our fiscal year, which have not historically been strong direct to consumer or wholesale quarters for Lilly Pulitzer, Lilly Pulitzer has held significant e-commerce flash clearance sales which partially offsets the impact of seasonality on Lilly Pulitzer's sales. As the timing of certain unusual or non-recurring items, economic conditions, wholesale product shipments, the magnitude of e-commerce flash clearance sales or other factors affecting the business may vary from one year to the next, we do not believe that net sales or operating income for any particular quarter or the distribution of net sales for Fiscal 2016 are necessarily indicative of anticipated results for the full fiscal year or expected distribution in future years. The following table presents the percentage of net sales and operating income for Lilly Pulitzer by quarter for Fiscal 2016:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	28%	30%	22%	20%
Operating income	40%	44%	12%	4%
Lanier Apparel
Lanier Apparel designs, sources and distributes branded and private label men's apparel, including tailored clothing, casual pants and sportswear, across a wide range of price points, but primarily at moderate price points. The majority of our Lanier Apparel products are sold under certain trademarks licensed to us by third parties. Lanier Apparel's licensed brands for certain product categories include Kenneth Cole®, Dockers®, Geoffrey Beene®, Nick Graham® and Andrew Fezza®. Additionally, we design and market products for our owned Billy London®, Oxford® (formerly Oxford Golf®), Duck Head® and Strong SuitTM brands. Both Duck Head and Strong Suit were acquired during Fiscal 2016. Sales of branded products licensed to us or owned by us represented 75% of Lanier Apparel's net sales during Fiscal 2016.
In addition to these branded businesses, Lanier Apparel designs and sources private label apparel products for certain customers, including tailored clothing and pants programs for large department stores, warehouse clubs and other retailers. For our large retail customers, the private label programs offer the customer product exclusivity, generally at higher gross margins than they would achieve on branded products, while allowing us the opportunity to leverage our design, sourcing, production, logistics and distribution infrastructure. For other customers, we may perform any combination of design, sourcing, production, logistics or distribution services for a brand owner who will then distribute the product acquired from us through their wholesale or direct to consumer operations. In these cases, the brand owner may have determined it is more efficient to outsource certain functions, may be a smaller company that lacks such functional expertise or may want to focus their energies on the other aspects of their brand. Lanier Apparel, as an efficient operator that excels in sourcing, production, logistics, distribution and design, can increase its profitability by providing valuable services and resources to these smaller companies which may also allow the third party to operate their business in a more cost-effective manner than if the third party performed all the functions in-house.
Our Lanier Apparel products are primarily sold through large retailers including department stores, discount and off-price retailers, warehouse clubs, national chains, specialty retailers and others throughout the United States. Lanier Apparel's products are sold in more than 5,000 retail locations. In Lanier Apparel, we have long-standing relationships with some of the United States' largest retailers. During Fiscal 2016, Lanier Apparel's two largest customers represented 18% and 16%, respectively, of Lanier Apparel's net sales. Sales to Lanier Apparel's 10 largest customers represented 73% of Lanier Apparel's net sales during Fiscal 2016. The amount and percentage of net sales attributable to an individual customer in future years may be different than Fiscal 2016 as sales to wholesale customers are not tied to long-term contracts.
As much of Lanier Apparel's private label sales are program based, where Lanier Apparel must bid for a program on a case-by-case and season-by-season basis, an individual customer could increase, decrease or discontinue its purchases from us at any time. Thus, significant fluctuations in Lanier Apparel's operating results from one year to the next may result, particularly if a program is not renewed, the customer decides to use another vendor, we determine that the return on the program is not acceptable to us, a new program is initiated, there is a significant increase in the volume of the program or otherwise. Additionally, in accordance with normal industry practice, as part of maintaining an ongoing relationship with certain customers, Lanier Apparel may be required to provide cooperative advertising or other incentives to the customer.
The moderate price point tailored clothing and sportswear markets are extremely competitive sectors, with significant retail competition as well as gross margin pressures due to retail sales price pressures and production cost increases. We believe that our Lanier Apparel business has historically excelled at bringing quality products to our customers at competitive prices and managing inventory risk appropriately while requiring minimal capital expenditure investments.
Design, Manufacturing, Sourcing, Marketing and Distribution
We believe that superior customer service and supply chain management, as well as the design of quality products, are all integral components of our strategy in the branded and private label tailored clothing and sportswear markets in which Lanier Apparel operates. Our Lanier Apparel design teams, which are primarily located in New York City and Atlanta, focus on the target consumer for each brand and product. The design process combines feedback from buyers and sales agents along with market trend research and input from manufacturers. Our various Lanier Apparel products are manufactured from a variety of fibers, including wool, silk, linen, cotton and other natural fibers, as well as synthetics and blends of these materials.
Lanier Apparel manages production in Asia and Latin America through a combination of efforts from our Lanier Apparel offices in Atlanta and Hong Kong as well as with third party buying agents. Lanier Apparel's sourcing operations are also supplemented, as appropriate, by third party contractors who may provide certain sourcing functions or in-country quality assurance to further enhance Lanier Apparel's global sourcing operations. During Fiscal 2016, 77% of Lanier Apparel's product purchases were from manufacturers located in Vietnam. Lanier Apparel purchased goods from approximately 150 suppliers in Fiscal 2016. The 10 largest suppliers of Lanier Apparel provided 85% of the finished goods and raw materials Lanier Apparel acquired from third parties during Fiscal 2016, with 31% of our product purchases acquired from Lanier Apparel's largest third party supplier. In addition to purchasing products from third parties, Lanier Apparel operates a manufacturing facility, located in Merida, Mexico, which produced 10% of our Lanier Apparel products during Fiscal 2016.
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
For Lanier Apparel, we utilize a distribution center located in Toccoa, Georgia, a distribution center in Lyons, Georgia and certain third party distribution centers for our product shipments, where we receive goods from our suppliers, inspect those products and ship the goods to our customers. We seek to maintain sufficient levels of inventory to support programs for pre-booked orders and to meet customer demand for at-once ordering. For certain standard product styles, we maintain in-stock replenishment programs, providing shipment to customers within just a few days of receiving the order. These types of programs generally require higher inventory levels. Lanier Apparel utilizes various off-price retailers to sell excess prior-season inventory.
We maintain apparel sales offices and showrooms for our Lanier Apparel products in several locations, including New York City and Atlanta and employ a sales force consisting of a combination of salaried employees and independent sales reps. Lanier Apparel operates a number of websites for certain of its businesses and also ships orders directly to consumers who purchase products from the websites of certain of its wholesale customers.
Seasonal Aspects of Business
Lanier Apparel's operating results are impacted by seasonality as the demand by specific product or style may vary significantly depending on the time of year. As a wholesale apparel business, in which product shipments generally occur prior to the retail selling seasons, the seasonality of Lanier Apparel generally reflects stronger spring and fall wholesale deliveries which typically occur in our first and third quarters; however, in some fiscal years this will not be the case due to much of Lanier Apparel's operations resulting from program-driven businesses. The timing of certain unusual or non-recurring items, economic conditions, wholesale product shipments, the introduction of new programs, the loss of programs or customers or other factors affecting the business may vary significantly from one year to the next. Therefore, we do not believe that net sales or operating income of Lanier Apparel for any particular quarter or the distribution of net sales and operating income for Fiscal 2016 are necessarily indicative of anticipated results for the full fiscal year or expected distribution in future years. The following table presents the percentage of net sales and operating income for Lanier Apparel by quarter for Fiscal 2016:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	27%	19%	35%	19%
Operating income	41%	1%	53%	5%
Southern Tide
On April 19, 2016, we acquired Southern Tide, LLC, which owns the Southern Tide lifestyle apparel brand. Southern Tide designs, sources, markets and distributes high-quality apparel bearing the distinctive Skipjack logo. Southern Tide offers an extensive selection of men’s shirts, pants, shorts, outerwear, ties, swimwear, footwear and accessories, as well as women's and youth collections. Launched in 2006, Southern Tide combines the modern design elements of today's youthful trends with love for the Southern culture and lifestyle. The brand has an appeal to all ages who have an appreciation for classic design, vibrant colors, a great fit and an affection for the coast. Southern Tide products can be found in independent specialty retailers, better department stores, Southern Tide Signature Stores as described below, and on our Southern Tide website, southerntide.com. During the period from the acquisition date in April 2016 through the end of Fiscal 2016, 77% of Southern Tide's sales were wholesale sales and 23% of Southern Tide's sales were e-commerce sales.
Since the acquisition, we have emphasized the integration of the Southern Tide operations, as appropriate, into our infrastructure, including integrating Southern Tide into our existing corporate infrastructure for many back-office functions and services such as accounting, treasury, credit, human resources, information technology, insurance, product quality control, factory compliance and inbound/outbound logistics. Additionally, the inventory and distribution operations of Southern Tide were transferred from a third party distribution center to our Lyons, Georgia distribution center. Southern Tide has also began utilizing our Hong Kong-based sourcing operations for certain product categories starting in the Fall 2017 season. We believe that integrating these sourcing, distribution, administrative and back-office functions into our existing infrastructure allows the Southern Tide management team greater ability to focus on the consumer facing functions of the Southern Tide business, including design, sales and marketing, while also leveraging our existing expertise in certain areas, which we believe will allow for more efficient and effective operations for the Southern Tide business.
We believe that there is significant opportunity to expand the reach of the Southern Tide brand by increasing the specialty store, department store and Signature Store presence of the brand, as well as increasing e-commerce sales. However, this growth and expansion will be at a prudent pace as we believe that the integrity and success of the Southern Tide brand is dependent, in part, upon controlled wholesale distribution with careful selection of the retailers through which Southern Tide products are sold.
We believe that in order to take advantage of opportunities for long-term growth, we must continue to invest in the Southern Tide brand. In the near term, these investments will primarily consist of an increase in employment, advertising and other costs to support a growing wholesale business with specialty and department stores, increasing the number of Southern Tide Signature Stores and costs to enhance e-commerce and other technology capabilities. While we believe that these investments will generate long-term benefits, the investments may have a short-term negative impact on Southern Tide's operating margin given the current size of the Southern Tide business. We believe that the retail sales value of all Southern Tide branded products sold during the period from the acquisition date through the end of Fiscal 2016, including our estimate of retail sales by our wholesale customers and other third party retailers, exceeded $50 million.
Design, Sourcing, Marketing and Distribution
Southern Tide's products are developed by our dedicated design teams located at the Southern Tide headquarters in Greenville, South Carolina. Our Southern Tide design teams focus on the target consumer, and the design process combines feedback from buyers, consumers and our sales force, along with market trend research. Southern Tide apparel products are designed to incorporate various fiber types, including cotton and other natural and man-made fibers, or blends of two or more of these materials.
During the period from the acquisition date through the end of Fiscal 2016, Southern Tide primarily used third party buying agents for the production and sourcing of apparel products. Through its third party buying agents, Southern Tide used approximately 50 suppliers with the largest individual supplier providing 24% and three other suppliers each providing more than 10% of the Southern Tide products. The largest 10 suppliers of Southern Tide provided 81% of the Southern Tide products acquired, while 61% and 18% were sourced from China and Peru, respectively. Southern Tide currently is in the process of transitioning some of its product purchases from third party buying agents to our Hong Kong-based sourcing team. We believe that products can generally be sourced in a more cost effective manner through our existing internal sourcing operations than through third party buying agents.
We believe that advertising and marketing are an integral part of the long-term strategy for the Southern Tide brand, and we therefore devote significant resources to advertising and marketing. Southern Tide's advertising attempts to engage individuals within the brand's consumer demographic and guide them on a regular basis to our e-commerce website and wholesale customers' stores in search of our products. The marketing of the Southern Tide brand includes email, internet and social media advertising as well as traditional media such as catalogs, print and other correspondence with customers and moving media and trade show initiatives. We believe that it is very important that a lifestyle brand effectively communicate with consumers on a regular basis via the use of electronic media and print correspondence about product offerings or other brand events in order to maintain and strengthen the brand's connections with consumers. For certain of our wholesale customers, we also provide point-of-sale materials and signage to enhance the presentation of our branded products at their retail locations and/or participate in cooperative advertising programs.
Southern Tide utilizes our owned distribution center in Lyons, Georgia for its warehouse and distribution center operations. Activities at the distribution center include receiving finished goods from suppliers, inspecting the products and shipping the products to wholesale customers and our e-commerce customers. We seek to maintain sufficient levels of inventory at the distribution center to support our direct to consumer operations, as well as pre-booked orders and some limited replenishment ordering for our wholesale customers.
Wholesale Operations
At this time, Southern Tide's business is predominantly a wholesale business with sales to independent specialty stores, department stores and Southern Tide Signature Stores. Southern Tide's wholesale operations provide an opportunity to grow our business and have access to a large group of consumers. During the period from the acquisition date through the end of Fiscal 2016, less than 10% of Southern Tide's sales were to department stores and less than 5% of sales were to Southern Tide Signature Stores. Southern Tide's net sales to its five largest wholesale customers represented 20% of Southern Tide's net sales in the period from the acquisition date through the end of Fiscal 2016, with its largest customer representing 6% of Southern Tide's net sales. Southern Tide products are available in more than 950 retail locations.
A component of Southern Tide's plans for growth in wholesale distribution is sales to Signature Stores. For these stores, we enter into agreements whereby we grant the other party the right to independently operate one or more stores as a Southern Tide Signature Store, subject to certain conditions, including designating substantially all the store specifically for Southern Tide products and adhering to certain trademark usage requirements. We sell products to these Southern Tide Signature Stores on a wholesale basis and do not receive royalty income associated with these sales. As of January 28, 2017, there were three Signature Stores located in Kiawah Island, South Carolina, Greenville, South Carolina and Naperville, Illinois. We anticipate entering into additional Signature Store arrangements in the future.
We maintain Southern Tide apparel sales offices and showrooms in Greenville, South Carolina. Our wholesale operations for Southern Tide utilize a sales force consisting of a combination of salaried sales employees and commissioned agents.
Direct to Consumer Operations
A key component of our Southern Tide growth strategy is to expand our direct to consumer operations, which currently consists of the Southern Tide website. In the future, we may open owned retail stores; however, we do not expect to open any owned retail stores during Fiscal 2017. The Southern Tide website markets a full line of merchandise, including apparel and accessories, all presented in a manner intended to enhance the Southern Tide image, brand awareness and acceptance. We believe our Southern Tide website enables us to stay close to the needs and preferences of consumers.
We also utilize the Southern Tide website as a means of liquidating discontinued or out-of-season inventory in a brand appropriate manner. During the year, we have a number of e-commerce flash clearance sales per year, which are typically in industry end of season promotional periods.
Licensing Operations
We currently license the Southern Tide trademark to a licensee for bed and bath product categories. The agreement requires minimum royalty payments as well as royalty and advertising payments and provides us the right to approve all products, advertising and proposed channels of distribution. In the long term, we believe licensing may be an attractive business opportunity for Southern Tide, but opportunities may be somewhat limited until the sales volume and distribution of the Southern Tide brand expands. Once the brand is more fully established, licensing requires modest additional investment but can yield high-margin income. It also affords the opportunity to enhance overall brand awareness and exposure.
Seasonal Aspects of Business
Southern Tide's operating results are impacted by seasonality as the demand by specific product or style as well as demand by distribution channel may vary significantly depending on the time of year. As the timing of certain unusual or non-recurring items, economic conditions, wholesale product shipments or other factors affecting the business may vary from one year to the next, we do not believe that net sales or operating income for any particular quarter or the distribution of net sales for Fiscal 2016 are necessarily indicative of anticipated results for the full fiscal year or expected distribution in future years. Typically, wholesale product shipments are generally shipped prior to each retail selling seasons.
Corporate and Other
Corporate and Other is a reconciling category for reporting purposes and includes our corporate offices, substantially all financing activities, elimination of inter-segment sales, LIFO inventory accounting adjustments, other costs that are not allocated to the operating groups and operations of other businesses which are not included in our operating groups, including our Lyons, Georgia distribution center operations (which performs warehouse and distribution services for third parties, as well as our Southern Tide and Lanier Apparel businesses). Our LIFO inventory pool does not correspond to our operating group definitions; therefore, LIFO inventory accounting adjustments are not allocated to operating groups.
Discontinued Operations
Discontinued operations include the assets and operations of our former Ben Sherman operating group which we sold in July 2015. Unless otherwise indicated, all references to assets, liabilities, revenues, expenses and other information in this report reflect continuing operations and exclude any amounts related to the discontinued operations of our former Ben Sherman operating group. Refer to Note 13 in our consolidated financial statements included in this report for additional information about discontinued operations.
TRADEMARKS
We own trademarks, several of which are very important and valuable to our business including Tommy Bahama, Lilly Pulitzer and Southern Tide. Generally, our significant trademarks are subject to registrations and pending applications throughout the world for use on apparel and, in some cases, apparel-related products, accessories, home furnishings and beauty products, as well as in connection with retail services. We continue to evaluate our worldwide usage and registration of certain of our trademarks. In general, trademarks remain valid and enforceable as long as the trademarks are used in connection with our products and services in the relevant jurisdiction and the required registration renewals are filed. Important factors relating to risks associated with our trademarks include, but are not limited to, those described in Part I, Item 1A. Risk Factors.
PRODUCT SOURCING
We intend to maintain flexible, diversified, cost-effective sourcing operations that provide high-quality apparel products. Our operating groups, either internally or through the use of third party buying agents, source virtually all of our products from non-exclusive, third party producers located in foreign countries, with a significant concentration in Asia, or from our licensees for licensed products sold in our direct to consumer distribution channels. During Fiscal 2016, we sourced approximately 58% and 16% of our products from producers located in China and Vietnam, respectively, with no other country greater than 10%. Although we place a high value on long-term relationships with our suppliers and have used many of our suppliers for a number of years, generally we do not have long-term contracts with our suppliers. Instead, we conduct business on an order-by-order basis. Thus, we compete with other companies for the production capacity of independent manufacturers. We believe that this approach provides us with the greatest flexibility in identifying the appropriate manufacturers while considering quality, cost, timing of product delivery and other criteria and also utilizing the expertise of the manufacturers. During Fiscal 2016, no individual third party manufacturer supplied more than 10% of our product purchases.
We purchase virtually all of our products from third party producers as package purchases of finished goods, which are manufactured with oversight by us or our buying agents and to our design and fabric specifications. The use of contract manufacturers reduces the amount of capital investment required by us as operating manufacturing facilities can require a significant amount of capital investment. We depend upon the ability of third party producers to secure a sufficient supply of raw materials specified by us, adequately finance the production of goods ordered and maintain sufficient manufacturing and shipping capacity rather than us providing or financing the costs of these items. We believe that purchasing substantially all of our products as package purchases allows us to reduce our working capital requirements as we are not required to purchase, or finance the purchase of, the raw materials or other production costs related to our product purchases until we take ownership of the finished goods, which typically occurs when the goods are shipped by the third party producers. In addition to purchasing products from third parties, our Lanier Apparel operating group operates our only owned manufacturing facility, which is located in Merida, Mexico and produced 2% of our total company, or 10% of our total Lanier Apparel, products during Fiscal 2016.
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
As part of our commitment to source our products in a lawful and responsible manner, each of our operating groups has implemented a code of conduct program applicable to vendors from whom we purchase goods, which includes provisions related to abiding by applicable laws as well as compliance with other business or ethical standards, including related human rights, health, safety, working conditions, environmental and other requirements. We require that each of our vendors and licensees comply with the applicable code of conduct or substantially similar compliance standards. On an ongoing basis we assess vendors' compliance with the applicable code of conduct and applicable laws and regulations through audits performed by either our employees or our designated agents. This assessment of compliance by vendors is directed by our corporate leadership team. In the event we determine that a vendor is not abiding by our required standards, we work with the vendor to remediate the violation. If the violation is not satisfactorily remediated, we will discontinue use of the vendor.
IMPORT RESTRICTIONS AND OTHER GOVERNMENT REGULATIONS
We are exposed to certain risks as a result of our international operations as substantially all of our merchandise is manufactured by foreign suppliers. During Fiscal 2016, we sourced approximately 58% of our products from producers located in China. Our imported products are subject to customs, trade and other laws and regulations governing their entry into the United States and other countries where we sell our products.
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
Although we have not been materially inhibited from doing business in desired markets in the past, we cannot assure that significant impediments will not arise in the future as we expand product offerings and brands and enter into new markets. In addition, after the 2016 elections in the United States, there has been discussion of the United States government implementing significant tax and trade reform, including disallowing deductibility of imported products, providing for a border adjustability tax mechanism for imports and other potential changes. There is a significant amount of uncertainty related to these topics; however it is possible that the proposed changes, if implemented, could have a significant unfavorable impact on the apparel retail industry and our cost of goods sold, operations, net earnings and cash flows. Our management regularly monitors proposed regulatory changes and the existing regulatory environment, including any impact on our operations or on our ability to import products.
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
Important factors relating to risks associated with government regulations include those described in Part I, Item 1A. Risk Factors.
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
As the timing of certain unusual or non-recurring items, economic conditions, wholesale product shipments, weather or other factors affecting the retail business may vary from one year to the next, we do not believe that net sales or operating income for any particular quarter or the distribution of net sales and operating income for Fiscal 2016 are necessarily indicative of anticipated results for the full fiscal year or expected distribution in future years. Our third quarter has historically been our smallest net sales and operating income quarter and that result is expected to continue as we continue the expansion of our retail store operations in the future. The following table presents our percentage of net sales and operating results by quarter for Fiscal 2016:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	25%	28%	22%	25%
Operating income (loss)	36%	43%	—%	21%

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
EMPLOYEES
As of January 28, 2017, we employed approximately 5,800 persons, of whom approximately 85% were employed in the United States. Approximately 70% of our employees were retail store and restaurant employees. We believe our employee relations are good.
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

We operate in a highly competitive industry which is evolving very rapidly; our ability to execute and/or transform our direct to consumer and portfolio-level strategies in light of shifts in consumer shopping behavior subjects us to risks that could adversely affect our financial results and operations.

We operate in a highly competitive industry in which the principal competitive factors are the reputation, value and image of brand names; design; consumer preference; price; quality; marketing; product fulfillment capabilities; and customer service. We believe that our ability to compete successfully is directly related to our proficiency in foreseeing changes and trends in fashion and consumer preference, including the manner in which retail consumers seek to transact business and access products, and presenting appealing products for consumers when and where they seek it.

The highly competitive apparel industry has historically been characterized by low barriers to entry and includes numerous domestic and foreign apparel designers, manufacturers, distributors, importers, licensors and retailers, some of whom are also our customers, and some of whom may be significantly larger, are more diversified and/or have significantly greater financial resources than we do. Competitive factors within the apparel industry may result in reduced sales, increased costs, lower prices for our products and/or decreased margins.

One of our key initiatives has been to grow our branded businesses through distribution strategies that allow our consumers to access our brands whenever and wherever they choose to shop. Our success depends to a large degree on our ability to introduce new retail concepts and products; identify retail locations with the proper consumer demographics; establish the infrastructure necessary to support growth; source appropriate levels of inventory; hire and train qualified personnel; anticipate and implement innovations in sales and marketing technology to align with our consumers’ shopping preferences; and maintain brand specific websites and other social media presence that offer the functionality and security customers expect.

We believe the retail apparel market is evolving very rapidly and in ways that are having a disruptive impact on traditional fashion retailers:

•
Technology, including the internet and mobile devices, is providing consumers with unprecedented access to multiple, responsive distribution platforms, an unprecedented ability to communicate directly with brands, retailers and others and opportunities to shop for products shipped by retailers globally. As a result, consumers in today’s retail environment have more information, including transparency in product pricing and competitive offerings from competing brands, and broader, faster and cheaper access to goods than they have ever had before, which is revolutionizing the way that consumers shop for fashion and other goods.

•
Large e-commerce retailers, who have historically focused on commoditized product categories, are dedicating resources to enter the fashion retail space, resulting in increased competition from competitors with significant financial resources and enhanced distribution capabilities. As a result, many fashion brands are confronting the challenge of making their products available through these distribution channels while, at the same time, taking a cautious approach to ensure brand integrity.

•
At the same time, the bricks and mortar outlet mall, off-price and fast fashion channels of distribution, in particular off-price retailers carrying brand label products at clearance, have seen strong retail consumer traffic and strengthening comparable store sales, with consumers seeking bargains on fashion brands. Many of these retailers have announced plans for significant growth in door counts, adding traffic and pricing pressure to traditional retailers. In response, traditional fashion retailers have become promotional, both online and in-store, and have modified the merchandising of their outlet mall locations for greater consumer appeal and to find growth and profitability.

•
These changes in consumer shopping behavior patterns and the proliferation of smaller, e-commerce focused apparel brands have contributed to the challenges facing the traditional department store model. These traditional department stores are challenged to effectively service today’s consumer as a one-stop destination for fashion branded products, further exacerbating promotional pressure at the department stores and the decline in consumer retail traffic for mall-based retailers.

This evolution in the manner in which consumers transact business globally and our efforts to respond to these changes and execute our direct to consumer strategies could adversely affect our financial results and operations as a result of, among other things: investment in technology and infrastructure, which is extremely complex, in order to remain competitive (including investments to maintain modern technology and functionality similar to that provided by our competitors and expected by our customers); reliance on outdated technology that is not as appealing or functionally effective as those of our competitors; an inability to provide customer-facing technology systems, including mobile technology solutions, that function reliably and provide a convenient and consistent experience for our customers; our own e-commerce business and/or third party offers diverting sales from our bricks and mortar retail stores, where we have made substantial capital expenditures on leasehold improvements and have significant remaining long-term financial commitments; the decisions we make with respect to which wholesale customers we are willing to sell our products to in order to maintain a consistent brand message and pricing strategy; our own promotional activity and pricing strategies; any failure to properly communicate our brand message or recreate the ambiance of our retail stores through social media; a reliance on third party service providers for software, processing and similar services; liability for our online content; credit card fraud; and failure of computer systems, theft of personal consumer information and computer viruses. Additionally, the rapid dissemination of information and opinions in the current marketplace through social media and other platforms increases the challenges of responding to negative perceptions or commentary about our brands or products.

Any inability on our part to properly manage these risks and effectively adapt to the evolving consumer shopping behavioral trends may result in lost sales and/or adversely impact our results of operations, reputation and credibility.

Our success depends on the reputation and value of our brand names; any failure to maintain the reputation or value of our brands and/or to offer innovative, fashionable and desirable products could adversely affect our business operations and financial condition.

Our success depends on the reputation and value of our brand names. The value of our brands could be diminished by actions taken by us or by our wholesale customers or others who have an interest in the brands. Actions that could cause harm to our brands include failing to respond to emerging fashion trends or meet consumer quality expectations; selling products bearing our brands through distribution channels that are inconsistent with the retail channels in which our customers expect to find those brands; becoming overly promotional; or setting up consumer expectations for promotional activity for our products. We are becoming more reliant on social media as one of our marketing strategies and the value of our brands could be adversely affected if we do not effectively communicate our brand message through social media vehicles that interface with our consumers in “real-time.” In addition, we cannot always control the marketing and promotion of our products by our wholesale customers or other third parties, and actions by such parties that are inconsistent with our own marketing efforts or that otherwise adversely affect the appeal of our products could diminish the value or reputation of one or more of our brands and have an adverse effect on our sales and business operations.

During Fiscal 2016, Tommy Bahama’s and Lilly Pulitzer’s net sales represented 64% and 23%, respectively, of our consolidated net sales. The significant concentration in our portfolio may heighten the risks we face if one of these brands fails to meet our expectations and/or is adversely impacted by actions we or third parties take with respect to that brand or by competitive conditions in the apparel industry.

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

We also license certain of our brands to third party licensees, including in Tommy Bahama for purposes of retail and/or wholesale distribution of our apparel products in certain international markets. While we enter into comprehensive license and similar collaborative agreements with third parties covering product design, product quality, sourcing, distribution, manufacturing and marketing requirements and approvals, there can be no guarantee our brands will not be negatively impacted through our association with products outside of our core apparel products, by the market perception of the third parties with whom we associate and/or due to the actions of a licensee. The improper or detrimental actions of a licensee could significantly impact the perception of our brands.

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

We are a consumer products company and are highly dependent on consumer discretionary spending and retail traffic patterns. The levels of demand for apparel products change as regional, domestic and international economic conditions change. Demand for our products may be significantly impacted by trends in consumer confidence and discretionary consumer spending, which may be influenced by employment levels; recessions; fuel and energy costs; interest rates; tax rates and changes in tax laws; personal debt levels; stock market volatility; and general uncertainty about the future. The factors impacting consumer confidence and discretionary consumer spending are outside of our control and difficult to predict, and, often, the apparel industry experiences longer periods of recession and greater declines than the general economy. Any deterioration or worsening of consumer confidence or discretionary consumer spending could reduce our sales and/or adversely affect our business and financial condition.

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

We generate a significant percentage of our wholesale sales from a few key customers. For example, during Fiscal 2016, 46% of our consolidated wholesale sales, or 16% of our consolidated net sales, were to our five largest customers. Over the last several years, there have been significant levels of store closures by department stores and other large retailers, particularly as the retail industry has transitioned more towards online and mobile transactions; increased prevalence and emphasis on private label products at large retailers; direct sourcing of products by large retailers; consolidation of a number of retailers; and increased competition experienced by our wholesale customers from online competitors. A decrease in the number of stores that carry our products, restructuring of our customers’ operations, continued store closures by major department stores, direct sourcing and greater leverage by customers, realignment of customer affiliations or other factors could negatively impact our net sales and profitability.

We generally do not have long-term contracts with our wholesale customers. Instead, we rely on long-standing relationships with these customers, the appeal of our brands and our position within the marketplace. As a result, purchases generally occur on an order-by-order basis, and each relationship can typically be terminated by either party at any time. A decision by one or more of our key wholesale customers to terminate its relationship with us or to reduce its purchases from us, whether motivated by competitive considerations, quality or style issues, financial difficulties, economic conditions or otherwise, could adversely affect our net sales and profitability, as it would be difficult to immediately, if at all, replace this business with new customers, reduce our operating costs or increase sales volumes with other existing customers. In addition, as department stores and other large retailers become more promotional, we may decide to terminate or curtail our sales to certain customers, for brand protection or otherwise, which could similarly impact our net sales and profitability.

We also extend credit to most of our key wholesale customers without requiring collateral, which results in a large amount of receivables from just a few customers. At January 28, 2017, our five largest outstanding customer balances represented $29 million, or 50% of our consolidated receivables balance. Companies in the apparel industry, including some of our customers, may experience financial difficulties, including bankruptcies, restructurings and reorganizations, tightened credit markets and/or declining sales and profitability. A significant adverse change in a customer’s financial position could cause us to limit or discontinue business with that customer, require us to assume greater credit risk relating to that customer’s receivables or limit our ability to collect amounts related to shipments to that customer.

We rely to a large extent on third party producers in foreign countries to meet our production demands, and failures by these producers to meet our requirements, the unavailability of suitable producers at reasonable prices and/or changes in international trade regulation may negatively impact our ability to deliver quality products to our customers on a timely basis, disrupt our supply chain or result in higher costs or reduced net sales.

We source substantially all of our products from non-exclusive, third party producers located in foreign countries, including sourcing approximately 58% and 16% of our product purchases from China and Vietnam, respectively, during Fiscal 2016. Although we place a high value on long-term relationships with our suppliers, generally we do not have long-term supply contracts but, instead, conduct business on an order-by-order basis. Therefore, we compete with other companies for the production capacity of independent manufacturers. We also depend on the ability of these third party producers to secure a sufficient supply of raw materials, adequately finance the production of goods ordered and maintain sufficient manufacturing and shipping capacity, and in some cases, the products we purchase and the raw materials that are used in our products are available only from one source or a limited number of sources. Although we monitor production in third party manufacturing locations, we cannot be certain that we will not experience operational difficulties with our manufacturers, such as the reduction of availability of production capacity, errors in complying with product specifications, insufficient quality control, failures to meet production deadlines or increases in manufacturing costs. Such difficulties may negatively impact our ability to deliver quality products to our customers on a timely basis. This would jeopardize our ability to service our customers and properly merchandise our direct to consumer channels, which may, in turn, have a negative impact on our customer relationships and result in lower net sales.

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

In this regard, the results of the November 2016 U.S. election have introduced greater uncertainty with respect to future trade regulations. For example, the new Presidential administration has suggested modifying existing trade agreements and/or imposing tariffs on foreign products. We cannot predict whether or not any of the foreign countries in which our products are produced will be subject to import restrictions or new or increased duties, taxes or other charges on imports. Trade restrictions, including increased tariffs, or more restrictive quotas including safeguard quotas, or anything similar, applicable to apparel items could affect the importation of apparel generally and increase the cost, or reduce the supply, of products we may be able to sell to our customers.

Changes in tax laws and unanticipated tax liabilities could adversely affect our effective income tax rate and profitability.

As a global apparel company, we are subject to income taxes in the United States and various foreign jurisdictions. We record our income tax liability based on an analysis and interpretation of local tax laws and regulations, which requires a significant amount of judgment and estimation. In addition, we may from time to time modify our operations in an effort to minimize our global income tax exposure. Our effective income tax rate in any particular period or in future periods may be affected by a number of factors, including a shift in the mix of revenues, income and/or losses among domestic and international sources during a year or over a period of years; changes in tax laws and regulations and/or international tax treaties; the outcome of income tax audits in various jurisdictions; new expensing rules associated with stock compensation; and the resolution of uncertain tax positions, any of which could adversely affect our effective income tax rate and profitability.

Changes in the tax laws of the jurisdictions where we do business, including an increase in tax rates or an adverse change in the treatment of an item of income or expense, could result in a material increase in our tax expense. For example, in the United States, a number of proposals for broad reform of the corporate tax system are being discussed by legislators, including a border adjustability tax, increased taxes on imports and a limit on the ability of U.S. companies to defer U.S. tax on unrepatriated foreign earnings. In addition, policy statements by the new Presidential administration have introduced greater uncertainty with respect to future tax and trade regulations. Although we cannot accurately predict whether, when or to what extent new U.S. federal tax laws, regulations, interpretations or rulings will be issued, or the overall effect of any such changes on our effective tax rate, changes such as these may have a material adverse effect on our results of operations and cash flows.

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

Cybersecurity attacks continue to become increasingly sophisticated, and experienced computer programmers and hackers may be able to penetrate our network security and misappropriate or compromise our confidential information or disrupt our systems. Despite our implementation of security measures, if an actual or perceived data security breach occurs, whether as a result of cybersecurity attacks, computer viruses, vandalism, human error or otherwise, the image of our brands and our reputation and credibility could be damaged. The costs to eliminate or alleviate cyber or other security problems and vulnerabilities, including to comply with security or other measures under state, federal and international laws governing the unauthorized disclosure of confidential information or to resolve any litigation, and to enhance cybersecurity protection through organizational changes, deploying additional personnel and protection technologies, training employees and engaging third party experts and consultants could be significant and result in significant financial losses and expenses, as well as lost sales.

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

Our senior management has substantial experience and expertise in the apparel and related industries, with our Chairman and Chief Executive Officer Mr. Thomas C. Chubb III having worked with our company for more than 25 years, including in various executive management capacities. Our success depends on disciplined execution at all levels of our organization, including our senior management, and continued succession planning. Competition for qualified personnel in the apparel industry is intense, and we compete to attract and retain these individuals with other companies that may have greater financial resources than us. While we believe that we have depth within our management team, the unexpected loss of any of our senior management, or the unsuccessful integration of new leadership, could harm our business and financial performance. In addition, we may be unable to retain or recruit qualified personnel in key areas such as product design, sales, marketing (including individuals with key insights into digital and social media marketing strategies), technology, sourcing and other support functions, which could result in missed sales opportunities and harm to key business relationships.

Our operations are reliant on information technology and any interruption or other failure, in particular at one of our principal distribution facilities, may impair our ability to provide products to our customers, efficiently conduct our operations and meet the needs of our management.

The efficient operation of our business is dependent on information technology. Information systems are used in all stages of our operations and as a method of communication with our customers, service providers and suppliers. Additionally, each of our operating groups utilizes e-commerce websites to sell goods directly to consumers. Our management also relies on information systems to provide relevant and accurate information in order to allocate resources and forecast and report our operating results. Service interruptions may occur as a result of a number of factors, including power outages, consumer traffic levels, computer viruses, hacking or other unlawful activities by third parties, disasters or failures to properly install, upgrade, integrate, protect, repair or maintain our various systems and e-commerce websites. We regularly evaluate upgrades or enhancements to our information systems to more efficiently and competitively operate our businesses. We may experience difficulties during the implementation, upgrade or subsequent operation of our systems and/or not be equipped to address system problems. Any material disruption in our information technology systems, or any failure to timely, efficiently and effectively integrate new systems, could have an adverse effect on our business or results of operations.

We may additionally have a greater risk than our peers due to the concentration of our distribution facilities. The primary distribution facilities that we operate are: a distribution center in Auburn, Washington for substantially all of our Tommy Bahama products; a distribution center in King of Prussia, Pennsylvania for substantially all of our Lilly Pulitzer products; distribution centers in Toccoa, Georgia and Lyons, Georgia for substantially all of our Lanier Apparel products; and a distribution center in Lyons, Georgia for substantially all of our Southern Tide products. Each of these distribution centers relies on computer-controlled and automated equipment, which may be subject to a number of risks. Our ability to support our direct to consumer operations, meet customer expectations, manage inventory and achieve objectives for operating efficiencies depends on the proper operation of these distribution facilities, each of which manages the receipt, storage, sorting, packing and distribution of finished goods.

If any of our primary distribution facilities were to shut down or otherwise become inoperable or inaccessible for any reason, including as a result of natural or man-made disasters, cybersecurity attacks, computer viruses or otherwise, if our distribution facilities fail to upgrade their technological systems to ensure efficient operations or if we are unable to receive goods in a distribution center or to ship the goods in a distribution center, as a result of a technology failure or otherwise, we could experience a reduction in sales, a substantial loss of inventory or higher costs, insufficient inventory at our retail stores to meet consumer expectations and longer lead times associated with the distribution of our products. In addition, for the distribution facilities that we operate, there are substantial fixed costs associated with these large, highly automated distribution centers, and we could experience reduced operating and cost efficiencies during periods of economic weakness. Any disruption to our distribution facilities or in their efficient operation could negatively affect our operating results and our customer relationships.

Our business is subject to various federal, foreign, state and local laws and regulations, and the costs of compliance with, or the violation of, such laws and regulations could have an adverse effect on our costs or operations.

In the United States, we are subject to stringent standards, laws and other regulations, including those relating to health, product performance and safety, labor, employment, privacy and data security, anti-bribery, consumer protection, taxation, customs, logistics and similar operational matters. In addition, operating in foreign jurisdictions, including those where we may operate retail stores, requires compliance with similar laws and regulations. These laws and regulations, in the United States and abroad, are complex and often vary widely by jurisdiction, making it difficult for us to ensure that we are currently or will in the future be compliant with all applicable laws and regulations. We may be required to make significant expenditures or modify our business practices to comply with existing or future laws or regulations, and unfavorable resolution to litigation or a violation of applicable laws and regulations by us, or any of our suppliers or licensees, may restrict our ability to import products, require a recall of our products, lead to fines or otherwise increase our costs, negatively impact our ability to attract and retain employees, materially limit our ability to operate our business or result in adverse publicity. Compliance with these laws and regulations requires us to devote time and management resources, and to update our processes and programs, in response to newly implemented or changing regulatory requirements, all of which could affect the manner in which we operate our business or adversely affect our results of operations.

In addition, like many retailers, we are impacted by trends in litigation, including class action litigation brought under various consumer protection and employment laws and are subject to various claims and pending or threatened lawsuits in the ordinary course of our business operations. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of any such proceedings, and regardless of the outcome or whether the claims have merit, legal proceedings may be expensive and require that our management devote significant time to defend.

Also, the restaurant industry requires compliance with a variety of federal, state and local regulations. In particular, all of our Tommy Bahama restaurants, as well as our recently launched Marlin Bar concept at Tommy Bahama, serve alcohol and, therefore, maintain liquor licenses. Our ability to maintain our liquor licenses depends on our compliance with applicable laws and regulations. The loss of a liquor license would adversely affect the profitability of that restaurant. Additionally, as a participant in the restaurant industry, we face risks related to food quality, food-borne illness, injury, health inspection scores and labor relations.

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

Many factors, such as economic conditions, fashion trends, consumer preferences, the financial condition of our wholesale customers and weather, make it difficult to accurately forecast demand for our products. In order to meet the expected demand for our products in a cost-effective manner, we make commitments for production several months prior to our receipt of these goods and often in advance of firm commitments, if any, from wholesale customers. Depending on the demand levels for our products, we may be unable to sell the products we have ordered or that we have in our inventory, which may result in inventory markdowns, such as the $5 million of inventory markdowns recognized by Tommy Bahama in the Fourth Quarter of Fiscal 2016, or the sale of excess inventory at discounted prices and through off-price channels. These events could significantly harm our operating results and impair the image of our brands. Conversely, if we underestimate demand for our products or if we are unable to access our products when we need them, for example due to a third party manufacturer’s inability to source materials or produce goods in a timely fashion or as a result of delays in the delivery of products to us, such as the delay in arrival of Lilly Pulitzer product during the Third Quarter of Fiscal 2016 as a result of the Hanjin shipping bankruptcy, we may experience inventory shortages, which might result in unfilled orders, negatively impact customer relationships, diminish brand loyalty and result in lost sales, any of which could harm our business.

We may be unable to grow our business through organic growth, and any failure to successfully execute this aspect of our business strategy may have a material adverse effect on our business, financial condition, liquidity and results of operations.

One key component of our business strategy is organic growth in our brands. Organic growth may be achieved by, among other things, increasing sales in our direct to consumer channels; selling our products in new markets, including international markets; increasing our market share in existing markets, including to existing wholesale customers; expanding the demographic appeal of our brands; expanding our margins through product cost reductions, price increases, or otherwise; and increasing the product offerings within our various operating groups. Successful growth of our business is subject to, among other things, our ability to implement plans for expanding and/or maintaining our existing businesses and categories within our businesses at satisfactory levels. We may not be successful in achieving suitable organic growth, and our inability to grow our business may have a material adverse effect on our business, financial condition, liquidity and results of operations.

In addition, investments we make in technology and infrastructure, retail stores and restaurants, office and distribution center facilities, personnel and elsewhere may not yield the full benefits we anticipate and/or sales growth may be outpaced by increases in operating costs, putting downward pressure on our operating margins and adversely affecting our results of operations. If we are unable to increase our sales growth targets organically, we may be required to pursue other strategic initiatives, including reductions in costs and/or acquisitions, in order to grow our business. These initiatives may not be available to us on desirable terms, inhibiting our ability to increase profitability.

The acquisition of new businesses and the divestiture or discontinuation of businesses and product lines have certain inherent risks, including, for example, strains on our management team and unexpected costs and other charges resulting from the transaction.

Growth of our business through acquisitions of lifestyle brands that fit within our business model is a component of our business strategy. For example, during Fiscal 2016, we acquired Southern Tide, LLC, which owns the Southern Tide lifestyle brand, and also acquired the Duck Head and Strong Suit brands. Acquisitions involve numerous risks, including: the competitive climate for desirable acquisition candidates, which drives market multiples; the benefits of the acquisition not materializing as planned or not materializing within the time periods or to the extent anticipated; our ability to manage the people and processes of an acquired business; difficulties in retaining key relationships with customers and suppliers; risks in entering geographic markets and/or product categories in which we have no or limited prior experience; and the possibility that we pay more to consummate an acquisition than the value we derive from the acquired business. Additionally, acquisitions may cause us to incur debt, assume other liabilities or make dilutive issuances of our equity securities.

As described in Note 1 in our consolidated financial statements included in this report, at the time of an acquisition, we estimate and record the fair value of purchased intangible assets, such as trademarks, reacquired rights and customer relationships, and record goodwill generally to the extent the cost to acquire a business exceeds our assessment of the net fair value of tangible and intangible assets. We test indefinite-lived intangible assets and goodwill for possible impairment as of the first day of the fourth quarter of each fiscal year, or at an interim date if indicators of impairment exist at that date. It is possible that we could have an impairment charge for goodwill or intangible assets in future periods if, among other things, economic conditions decline, our strategies for an acquired business change, the results of operations of an acquired business are less than anticipated at the time of acquisition or enterprise values of comparable publicly traded companies decline, resulting in an impairment of the goodwill and/or intangible assets associated with an acquired business. A future impairment charge for goodwill or intangible assets could have a material adverse effect on our consolidated financial position or results of operations.

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

From time to time, we also divest or discontinue businesses and/or product lines that do not align with our strategy or provide the returns that we expect or desire. For example, during Fiscal 2015, we sold the operations and assets of our former Ben Sherman operating group. Disposition transactions, as well as the discontinuation of business and/or product lines, may result in underutilization of our retained resources if the exited operations are not replaced with new lines of business, either internally or through acquisition. In addition, we may become responsible for unexpected liabilities, some of which may be triggered or increased by a purchaser’s operation of the disposed business following the transaction. Those liabilities combined with any other liabilities we contractually retain, individually or in the aggregate, could adversely affect our financial condition and results of operations.

We may be unable to protect our trademarks and other intellectual property.

We believe that our trademarks and other intellectual property, as well as certain contractual arrangements, including licenses, and other proprietary intellectual property rights, have significant value and are important to our continued success and our competitive position due to their recognition by retailers and consumers. In Fiscal 2016, 92% of our consolidated net sales were attributable to branded products for which we own the trademark. Therefore, our success depends to a significant degree on our ability to protect and preserve our intellectual property. We rely on laws in the United States and other countries to protect our proprietary rights. However, we may not be able to sufficiently prevent third parties from using our intellectual property without our authorization, particularly in those countries where the laws do not protect our proprietary rights as fully as in the United States. The use of our intellectual property or similar intellectual property by others could reduce or eliminate any competitive advantage we have developed, causing us to lose sales or otherwise harm the reputation of our brands.

We devote significant resources to the registration and protection of our trademarks and to anti-counterfeiting efforts. Despite these efforts, we regularly discover products that are counterfeit reproductions of our products, that otherwise infringe on our proprietary rights or that otherwise seek to mimic or leverage our intellectual property. These counterfeiting activities typically increase as brand recognition increases, especially in markets outside the United States. Counterfeiting of our brands could divert away sales, and association of our brands with inferior counterfeit reproductions could adversely affect the integrity and reputation of our brands.

Additionally, there can be no assurance that the actions that we have taken will be adequate to prevent others from seeking to block sales of our products as violations of proprietary rights. As we extend our brands into new product categories and new product lines and expand the geographic scope of our manufacture, distribution and marketing, we could become subject to litigation or challenge based on allegations of the infringement of intellectual property rights of third parties, including by various third parties who have acquired or claim ownership rights in some of our trademarks internationally. In the event a claim of infringement against us is successful or would otherwise affect our operations, we may be required to pay damages, royalties or license fees or other costs to continue to use intellectual property rights that we had been using, or we may be unable to obtain necessary licenses from third parties at a reasonable cost or within a reasonable time. Litigation and other legal action of this type, regardless of whether it is successful, could result in substantial costs to us and diversion of the attention of our management and other resources.

Fluctuations and volatility in the cost and availability of raw materials, labor and freight may materially increase our costs.

We and our third party suppliers rely on the availability of raw materials at reasonable prices. The principal fabrics used in our business are cotton, linens, wools, silk, other natural fibers, synthetics and blends of these materials. The prices paid for these fabrics depend on the market price for raw materials used to produce them. In addition, the cost of the materials that are used in our manufacturing process, such as oil-related commodity prices and other raw materials, such as dyes and chemicals, and other costs, can fluctuate. In recent years, we have seen increases in the costs of certain raw materials as a result of weather-related supply disruptions, significant declines in U.S. inventory and a sharp rise in the futures market for cotton. We historically have not entered into any futures contracts to hedge commodity prices.

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

As of January 28, 2017, we had approximately 4,000 retail store and restaurant employees. The employment and employment-related costs associated with these employees are a significant component in the SG&A of our retail store and restaurant operations. Employment costs are affected by various federal, state and foreign laws governing matters such as minimum wage rates, overtime compensation and other requirements. For example, in recent years, there has been significant political pressure and legislative action to increase the minimum wage rate in many of the jurisdictions within which our stores are located. Although we have not thus far been materially affected by these legislative increases in minimum wage rates, any increases in our employment costs, as a result of continued increases in minimum wage rates or otherwise, may materially increase our costs, reduce the profitability or expected profitability of continuing and prospective retail and restaurant operations and/or adversely impact our results of operations.

We may not be successful in identifying locations and negotiating appropriate lease terms for retail stores and restaurants.

An integral part of our strategy has been to develop and operate retail stores and restaurants for certain of our lifestyle brands. Net sales from our retail stores and restaurants were 48% of our consolidated net sales during Fiscal 2016.

We lease all of our retail store and restaurant locations. Successful operation of our retail stores and restaurants depends, in part, on our ability to identify desirable, brand appropriate locations; the overall ability of the location to attract a consumer base sufficient to make store sales volume profitable; our ability to negotiate satisfactory lease terms and employ qualified personnel; and our ability to timely construct and complete any build-out and open the location in accordance with our plans. A decline in the volume of consumer traffic at our retail stores and restaurants, due to economic conditions, shifts in consumer shopping preferences or technology, a decline in the popularity of malls or lifestyle centers in general or at those in which we operate, the closing of anchor stores or other adjacent tenants or otherwise, could have a negative impact on our sales, gross margin and results of operations. In addition, as and when we seek to open new retail stores and restaurants, we compete with others for favorable locations, lease terms and desired personnel. Retail growth may be limited if we are unable to identify new locations with consumer traffic sufficient to support a profitable sales level or the local market reception to a new retail store opening is inconsistent with our expectations.

Our retail store and restaurant leases generally represent long-term financial commitments, with substantial costs at lease inception for a location’s design, leasehold improvements, fixtures and systems installation. Impairment testing of our retail stores’ long-lived assets requires us to make estimates about our future performance and cash flows that are inherently uncertain. These estimates can be affected by numerous factors, including changes in economic conditions, our results of operations, and competitive conditions in the industry. Due to the fixed-cost structure associated with our retail operations, negative cash flows or the closure of a retail store or restaurant could result in write-downs of inventory, impairment of leasehold improvements, impairment of other long-lived assets, severance costs, lease termination costs or the loss of working capital, which could adversely impact our business and financial results. For example, during the Fourth Quarter of Fiscal 2016, we recognized certain charges in connection with closing three Tommy Bahama retail stores, including outlets. These charges may increase as we continue to evaluate our retail operations.

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

Our geographic concentration of retail stores and wholesale customers for certain of our brands exposes us to certain regional risks.

Our retail locations are heavily concentrated in certain geographic areas in the United States, including Florida and California for our Tommy Bahama retail stores (53 out of 144 domestic stores in these states as of January 28, 2017) and Florida and Texas for our Lilly Pulitzer retail stores (18 out of 40 stores as of January 28, 2017). Additionally, the wholesale sales for each of Tommy Bahama, Lilly Pulitzer and Southern Tide experience geographic concentration, including in geographic areas where we have concentrations of our own retail store locations. Due to this concentration, we have heightened exposure to factors that impact these regions, including general economic conditions, weather patterns, natural disasters, changing demographics and other factors.

Our direct to consumer operations in international markets may continue to adversely impact our results of operations.

In recent years we began expansion of the Tommy Bahama brand into international markets. These efforts included the acquisition of the assets and operations of the Tommy Bahama business from former licensees in Australia in Fiscal 2012 and in Canada in Fiscal 2013. We also commenced operations in Asia by opening retail store locations in Asia beginning in Fiscal 2012. The operations in the Asia-Pacific region thus far have generated operating losses as we developed a significant Hong Kong-based team and infrastructure to support a larger Asia retail operation. Although we closed our retail stores in Macau and Singapore, as well as outlet stores in Hong Kong and Japan, during Fiscal 2015 and Fiscal 2016, we believe that the operating losses associated with our Tommy Bahama operations in the Asia-Pacific region will continue in the near-future, adversely impacting our results of operations and putting downward pressure on our operating margin, until we have sufficient sales to leverage the operating costs or have otherwise fully exited direct operations in unprofitable jurisdictions.

In addition, we have limited experience with regulatory environments and market practices related to international operations and there are risks associated with doing business in these markets, including lack of brand recognition in certain markets; understanding fashion trends and satisfying consumer tastes; understanding sizing and fitting in these markets; market acceptance of our products, which is difficult to assess immediately; establishing appropriate market-specific operational and logistics functions; managing compliance with the various legal requirements; staffing and managing foreign operations; fluctuations in currency exchange rates; obtaining governmental approvals that may be required to operate; potentially adverse tax implications; and maintaining proper levels of inventory. If we are unable to properly manage these risks or if our international efforts do not prove successful, our business, financial condition and results of operations could continue to be negatively impacted.

As we continue to explore long-term opportunities for our Tommy Bahama brand internationally while simultaneously seeking to reduce the operating losses associated with our Tommy Bahama operations in the Asia-Pacific region, we may elect to enter into retail license and/or wholesale distribution arrangements, or joint ventures, with third parties for certain markets. Any such arrangements are subject to a number of risks and uncertainties, including our reliance on the operational skill and expertise of a local operator, the ability of the joint venture or operator to manage its employees and appropriately represent our brands in those markets and any protective rights that we may be forced to grant to the third party, which could limit our ability to fully realize the anticipated benefits of such a relationship.

We are also subject to certain anti-corruption laws, including the U.S. Foreign Corrupt Practices Act, in addition to the local laws of the foreign countries into which we enter. If any of our international operations, or our employees or agents, violates such laws, we could become subject to sanctions or other penalties that could negatively affect our reputation, business and operating results.

We hold licenses for the use of other parties’ brand names, and we cannot guarantee our continued use of such brand names or the quality or salability of such brand names.

We have entered into license and design agreements to use certain trademarks and trade names, such as Kenneth Cole, Dockers, Geoffrey Beene, Nick Graham and Andrew Fezza, to market some of our products. During Fiscal 2016, sales of products bearing brands licensed to us accounted for 6% of our consolidated net sales and 60% of our Lanier Apparel net sales. When we enter into these license and design agreements, they generally provide for short contract durations (typically three to five years); these agreements often include options that we may exercise to extend the term of the contract but, when available, those option rights are subject to our satisfaction of certain contingencies (e.g., minimum sales thresholds) that may be difficult for us to satisfy. Competitive conditions for the right to use popular trademarks means that we cannot guarantee that we will be able to renew these licenses on acceptable terms upon expiration, that the terms of any renewal will not result in operating margin pressures or reduced profitability or that we will be able to acquire new licenses to use other desirable trademarks. The termination or expiration of a license agreement will cause us to lose the sales and any associated profits generated pursuant to such license, which could be material, and in certain cases could also result in an impairment charge for related assets.

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

In addition to certain compliance obligations, all of our significant licenses provide minimum thresholds for royalty payments and advertising expenditures for each license year, which we must pay regardless of the level of our sales of the licensed products. If these thresholds are not met, our licensors may be permitted contractually to terminate these agreements or seek payment of minimum royalties even if the minimum sales are not achieved. In addition, our licensors produce their own products and license their trademarks to other third parties, and we are unable to control the quality of these goods. If licensors or others do not maintain the quality of these trademarks or if the brand image deteriorates, or the licensors otherwise change the parameters of design, pricing, distribution or marketing, our sales and any associated profits generated by such brands may decline.

We make use of debt to finance our operations, which exposes us to risks that could adversely affect our business, financial position and operating results.

Our levels of debt vary as a result of the seasonality of our business, investments in our operations and working capital needs. As of January 28, 2017, we had $91.5 million of borrowings outstanding under our U.S. Revolving Credit Agreement. In the future, our debt levels may increase under our existing facility or potentially under new facilities, or the terms or forms of our financing arrangements may change.

Our indebtedness includes, and any future indebtedness may include, certain obligations and limitations, including the periodic payment of principal and interest, maintenance of certain covenants and certain other limitations. The negative covenants in our debt agreements limit our ability to incur debt; guaranty certain obligations; incur liens; pay dividends; repurchase common stock; make investments, including the amount we may generally invest in, or use to support, our foreign operations; sell assets; make acquisitions; merge with other companies; or satisfy other debt. These obligations and limitations may increase our vulnerability to adverse economic and industry conditions, place us at a competitive disadvantage compared to our competitors that are less leveraged and limit our flexibility in carrying out our business plan and planning for, or reacting to, industry changes.

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

The continued growth of our business, whether organically, through acquisitions or otherwise, also depends on our access to sufficient funds. For example, we used borrowings under our U.S. Revolving Credit Agreement to finance the acquisition of Southern Tide during Fiscal 2016. We typically rely on cash flow from operations and borrowings under our U.S. Revolving Credit Agreement to fund our working capital, capital expenditures and investment activities. As of January 28, 2017, we had $185.5 million in unused availability under our U.S. Revolving Credit Agreement. If the need arises in the future to finance expenditures in excess of those supported by our operations and existing credit facilities, we may need to seek additional funding, whether through debt or equity financing. Our ability to obtain that financing will depend on many factors, including prevailing market conditions, our financial condition and, depending on the sources of financing, our ability to negotiate favorable terms and conditions. The terms of any such financing or our inability to secure such financing could adversely affect our ability to execute our strategies.

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

We received U.S. dollars for 96% of our product sales during Fiscal 2016, with the remaining sales primarily related to our retail operations in Canada, Australia and Japan. An increase in the value of the U.S. dollar compared to other currencies in which we have sales could result in lower levels of sales and earnings in our consolidated statements of operations, although the sales in foreign currencies could be equal to or greater than amounts in prior periods. In addition, to the extent that a stronger U.S. dollar increases costs, and the products are sold in another currency but the additional cost cannot be passed on to our customers, our gross margins will be negatively impacted.

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

We may be subject, from time to time, to legal and business challenges in the operation of our company due to actions instituted by activist shareholders or others. Responding to such actions could be costly and time-consuming, may not align with our business strategies and could divert the attention of our Board of Directors and senior management from the pursuit of our business strategies. Perceived uncertainties as to our future direction as a result of shareholder activism may lead to the perception of a change in the direction of the business or other instability and may affect our relationships with vendors, customers, prospective and current employees and others.

Item 1B.    Unresolved Staff Comments
None.
Item 2.    Properties
We lease and own space for our retail stores, distribution centers, sales/administration office space and manufacturing facilities in various domestic and international locations. We believe that our existing properties are well maintained, are in good operating condition and will be adequate for our present level of operations.
In the ordinary course of business, we enter into lease agreements for retail space. Most of the leases require us to pay specified minimum rent, as well as a portion of operating expenses, real estate taxes and insurance applicable to the property, plus a contingent rent based on a percentage of the store's net sales in excess of a specific threshold. The leases have varying terms and expirations and may have provisions to extend, renew or terminate the lease agreement, among other terms and conditions. Assets leased under operating leases are not recognized as assets and liabilities in our consolidated balance sheets. Periodically, we assess the operating results of each of our retail stores and restaurants to assess whether the location provides, or is expected to provide, an appropriate long-term return on investment, whether the location remains brand appropriate and other factors. As a result of this assessment, we may determine that it is appropriate to close certain stores that do not continue to meet our investment criteria, not renew certain leases, exercise an early termination option, or otherwise negotiate an early termination. For existing leases in desirable locations, we anticipate that we will be able to extend our retail leases, to the extent that they expire in the near future, on terms that are satisfactory to us, or if necessary, locate substitute properties on acceptable terms. The terms and conditions of lease renewals or relocations may not be as favorable as existing leases.
As of January 28, 2017, our 208 retail and restaurant locations utilized approximately 0.9 million square feet of leased space in the United States, Canada, Australia, Japan and Hong Kong. Each of our retail stores and restaurants is less than 20,000 square feet, and we do not believe that we are dependent upon any individual retail store or restaurant location for our business operations. Greater detail about the retail space used by each operating group is included in Part I, Item 1, Business included in this report.
As of January 28, 2017, we utilized approximately 1.6 million square feet of owned or leased distribution, manufacturing and administrative/sales facilities in the United States, Mexico and Hong Kong. In addition to our owned distribution facilities, we may utilize certain third party warehouse/distribution providers where we do not own or lease any space. Our distribution, manufacturing, administrative and sales facilities provide space for employees and functions used in support of our retail, wholesale and e-commerce operations.
Details of the principal administrative, sales, distribution and manufacturing facilities used in our operations, including approximate square footage, are as follows:

Location	Primary Use	Operating Group	Square Footage	Lease Expiration
Seattle, Washington	Sales/administration	Tommy Bahama	115,000	2026
Auburn, Washington	Distribution center	Tommy Bahama	325,000	2025
King of Prussia, Pennsylvania	Sales/administration and distribution center	Lilly Pulitzer	160,000	Owned
Toccoa, Georgia	Distribution center	Lanier Apparel	310,000	Owned
Merida, Mexico	Manufacturing plant	Lanier Apparel	80,000	Owned
Greenville, South Carolina	Sales/administration	Southern Tide	12,000	2017
Atlanta, Georgia	Sales/administration	Corporate and Other and Lanier Apparel	30,000	2023
Lyons, Georgia	Sales/administration and distribution center	Corporate and Other, Lanier Apparel and Southern Tide	420,000	Owned
New York, New York	Sales/administration	Various	40,000	Various
Hong Kong	Sales/administration	Various	20,000	Various
Item 3.    Legal Proceedings
From time to time, we are a party to litigation and regulatory actions arising in the ordinary course of business. These actions may relate to trademark and other intellectual property, licensing arrangements, real estate, importing or exporting regulations, taxation, employee relation matters or other topics. We are not currently a party to litigation or regulatory actions, or aware of any proceedings contemplated by governmental authorities, that we believe could reasonably be expected to have a material impact on our financial position, results of operations or cash flows. However, our assessment of any litigation or other legal claims could potentially change in light of the discovery of additional factors not presently known or determinations by judges, juries, or others which are not consistent with our evaluation of the possible liability or outcome of such litigation or claims.
Item 4.    Mine Safety Disclosures
Not applicable.

PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market and Dividend Information
Our common stock is listed and traded on the New York Stock Exchange under the symbol "OXM." As of March 15, 2017, there were 289 record holders of our common stock. The following table sets forth the high and low sale prices and quarter-end closing prices of our common stock as reported on the New York Stock Exchange for the quarters indicated. Additionally, the table indicates the dividends per share declared on shares of our common stock by our Board of Directors for each quarter.

	High	Low	Close	Dividends
Fiscal 2016
First Quarter	$77.99	$58.28	$66.42	$0.27
Second Quarter	$67.15	$52.54	$57.18	$0.27
Third Quarter	$74.00	$55.14	$62.78	$0.27
Fourth Quarter	$76.19	$51.81	$54.07	$0.27
Fiscal 2015
First Quarter	$80.93	$51.13	$78.11	$0.25
Second Quarter	$90.00	$73.36	$83.93	$0.25
Third Quarter	$91.24	$67.62	$72.82	$0.25
Fourth Quarter	$74.72	$54.79	$69.86	$0.25
We have paid dividends in each quarter since we became a public company in July 1960; however, we may discontinue or modify dividend payments at any time if we determine that other uses of our capital, including payment of outstanding debt, funding of acquisitions, funding of capital expenditures or repurchases of outstanding shares, may be in our best interest; if our expectations of future cash flows and future cash needs outweigh the ability to pay a dividend; or if the terms of our credit facility, other debt instruments or applicable law limit our ability to pay dividends. We may borrow to fund dividends in the short term based on our expectation of operating cash flows in future periods subject to the terms and conditions of our credit facility, other debt instruments and applicable law. All cash flow from operations will not necessarily be paid out as dividends in all periods.
For details about limitations on our ability to pay dividends, see Note 5 of our consolidated financial statements and Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, both contained in this report.
Recent Sales of Unregistered Securities
We did not sell any unregistered equity securities during Fiscal 2016.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
We have certain stock incentive plans as described in Note 7 to our consolidated financial statements included in this report, all of which are publicly announced plans. Under the plans, we can repurchase shares from employees to cover employee tax liabilities related to the vesting of equity awards. During the Fourth Quarter of Fiscal 2016, no shares were repurchased pursuant to these plans.
In March 2017, our Board of Directors authorized us to spend up to $50 million to repurchase shares of our stock. This authorization superseded and replaced all previous authorizations to repurchase shares of our stock and has no automatic expiration.
Securities Authorized for Issuance Under Equity Compensation Plans
The information required by this Item 5 of Part II will appear in our definitive proxy statement under the heading "Equity Compensation Plan Information" and is incorporated herein by reference.

Stock Price Performance Graph
The graph below reflects cumulative total shareholder return (assuming an initial investment of $100 and the reinvestment of dividends) on our common stock compared to the cumulative total return for a period of five years, beginning January 28, 2012 and ending January 28, 2017, of:

•	The S&P SmallCap 600 Index; and

•	The S&P 500 Apparel, Accessories and Luxury Goods.

		INDEXED RETURNS
	Base	Years Ended
	Period
Company / Index	1/28/2012	2/2/2013	2/1/2014	1/31/2015	1/30/2016	1/28/2017
Oxford Industries, Inc.	100	102.03	156.90	117.90	149.31	117.62
S&P SmallCap 600 Index	100	116.02	147.38	156.45	149.12	201.31
S&P 500 Apparel, Accessories & Luxury Goods	100	92.94	107.86	111.82	93.69	79.82

Item 6.   Selected Financial Data
Our selected financial data included in the table below reflects the acquisition of the Southern Tide operations and assets in April 2016 and the divestiture of the operations and assets of our former Ben Sherman operating group in July 2015, resulting in the Ben Sherman operations being classified as discontinued operations in our consolidated statements of operations for all periods presented. Cash flow, capital expenditures, equity compensation, depreciation and amortization amounts below include amounts for both continuing and discontinued operations as our consolidated statements of cash flow are presented on a consolidated basis including continuing and discontinued operations.

	Fiscal 2016	Fiscal 2015	Fiscal 2014	Fiscal 2013	Fiscal 2012
	(in millions, except per share amounts)
Net sales	$1,022.6	$969.3	$920.3	$849.9	$773.6
Cost of goods sold	439.8	411.2	402.4	368.4	343.5
Gross profit	582.8	558.1	517.9	481.5	430.1
SG&A	507.1	475.0	439.1	399.1	362.7
Royalties and other operating income	14.2	14.4	13.9	13.9	10.7
Operating income	89.9	97.5	92.8	96.3	78.1
Loss on repurchase of debt	—	—	—	—	9.1
Interest expense, net	3.4	2.5	3.2	3.9	8.7
Earnings from continuing operations before income taxes	86.5	95.1	89.6	92.4	60.3
Income taxes	32.0	36.5	35.8	36.9	23.1
Net earnings from continuing operations	54.5	58.5	53.8	55.4	37.2
(Loss) income, including loss on sale, from discontinued operations, net of taxes	(2.0)	(28.0)	(8.0)	(10.1)	(5.9)
Net earnings	$52.5	$30.6	$45.8	$45.3	$31.3
Diluted earnings from continuing operations per share	$3.27	$3.54	$3.27	$3.36	$2.24
Diluted (loss) income, including loss on sale, from discontinued operations per share	$(0.12)	$(1.69)	$(0.49)	$(0.62)	$(0.36)
Diluted net earnings per share	$3.15	$1.85	$2.78	$2.75	$1.89
Diluted weighted average shares outstanding	16.6	16.6	16.5	16.5	16.6
Dividends declared and paid	$18.1	$16.6	$13.9	$11.9	$9.9
Dividends declared and paid per share	$1.08	$1.00	$0.84	$0.72	$0.60
Total assets, at period-end	$685.2	$582.7	$622.4	$606.9	$533.1
Long-term debt at period-end	$91.5	$44.0	$104.8	$137.6	$108.6
Shareholders' equity, at period-end	$376.1	$334.4	$290.6	$260.2	$229.8
Cash provided by operating activities	$118.6	$105.4	$95.4	$52.7	$67.1
Capital expenditures	$49.4	$73.1	$50.4	$43.4	$60.7
Depreciation and amortization expense	$42.2	$36.4	$37.6	$33.9	$26.3
Equity compensation expense	$6.4	$5.2	$4.1	$1.7	$2.8
LIFO accounting (credit) charge	$(5.9)	$0.3	$2.1	$—	$4.0
Book value per share at period-end	$22.43	$20.14	$17.64	$15.85	$13.85

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our operations, cash flows, liquidity and capital resources should be read in conjunction with our consolidated financial statements contained in this report.

OVERVIEW

We are a global apparel company that designs, sources, markets and distributes products bearing the trademarks of our Tommy Bahama, Lilly Pulitzer and Southern Tide lifestyle brands, other owned brands and licensed brands as well as private label apparel products. During Fiscal 2016, 92% of our net sales were from products bearing brands that we own and 66% of our net sales were through our direct to consumer channels of distribution. In Fiscal 2015, 96% of our consolidated net sales were to customers located in the United States, with the sales outside the United States consisting primarily of our Tommy Bahama products in Canada and the Asia-Pacific region.
Our business strategy is to develop and market compelling lifestyle brands and products that evoke a strong emotional response from our target consumers. We consider lifestyle brands to be those brands that have a clearly defined and targeted point of view inspired by an appealing lifestyle or attitude.  Furthermore, we believe lifestyle brands like Tommy Bahama, Lilly Pulitzer and Southern Tide that create an emotional connection with consumers can command greater loyalty and higher price points at retail and create licensing opportunities, which may drive higher earnings. We believe the attraction of a lifestyle brand depends on creating compelling product, effectively communicating the respective lifestyle brand message and distributing products to consumers where and when they want it.
Our ability to compete successfully in styling and marketing is directly related to our proficiency in foreseeing changes and trends in fashion and consumer preference, and presenting appealing products for consumers.  Our design-led, commercially informed lifestyle brand operations strive to provide exciting, differentiated products each season.
To further strengthen each lifestyle brand's connections with consumers, we directly communicate with consumers through electronic and print media on a regular basis.  We believe our ability to effectively communicate the images, lifestyle and products of our brands and create an emotional connection with consumers is critical to the success of the brands. Our advertising for our brands often attempts to convey the lifestyle of the brand as well as a specific product.
We distribute our owned lifestyle branded products primarily through our direct to consumer channels, consisting of our Tommy Bahama and Lilly Pulitzer retail stores and our e-commerce sites for Tommy Bahama, Lilly Pulitzer and Southern Tide, and through our wholesale distribution channels. Our direct to consumer operations provide us with the opportunity to interact directly with our customers, present to them a broad assortment of our current season products and immerse them in the theme of the lifestyle brand. We believe that presenting our products in a setting specifically designed to showcase the lifestyle on which the brands are based enhances the image of our brands. Our Tommy Bahama and Lilly Pulitzer full-price retail stores provide high visibility for our brands and products, and allow us to stay close to the preferences of our consumers, while also providing a platform for long-term growth for the brands. In Tommy Bahama, we also operate a limited number of restaurants, generally adjacent to a Tommy Bahama full-price retail store location, which we believe further enhance the brand's image with consumers.
Additionally, our e-commerce websites, which represented 18% of our consolidated net sales in Fiscal 2016, provide the opportunity to increase revenues by reaching a larger population of consumers and at the same time allow our brands to provide a broader range of products. Our e-commerce flash clearance sales on our websites and our Tommy Bahama outlet stores play an important role in overall brand and inventory management by allowing us to sell discontinued and out-of-season products in brand appropriate settings and often at better prices than are typically available from third party off-price retailers.
The wholesale operations of our lifestyle brands complement our direct to consumer operations and provide access to a larger group of consumers. As we seek to maintain the integrity of our lifestyle brands by limiting promotional activity in our full-price retail stores and e-commerce websites, we generally target wholesale customers that follow this same approach in their stores. Our wholesale customers for our Tommy Bahama, Lilly Pulitzer and Southern Tide brands include better department stores and specialty stores, including Signature Stores for Lilly Pulitzer and Southern Tide.
Within our Lanier Apparel operating group, we sell tailored clothing and sportswear products under licensed brands, private labels and owned brands. Lanier Apparel's customers include department stores, discount and off-price retailers, warehouse clubs, national chains, specialty retailers and others throughout the United States.
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

The apparel industry is cyclical and very dependent upon the overall level and focus of discretionary consumer spending, which changes as regional, domestic and international economic conditions change. Often, negative economic conditions have a longer and more severe impact on the apparel industry than on other industries.  We believe current global economic conditions and the resulting economic uncertainty continue to impact our business, and the apparel industry as a whole.

We believe the retail apparel market is evolving very rapidly and in ways that are having a disruptive impact on traditional fashion retailing. The application of technology, including the internet and mobile devices, to fashion retail provides consumers increasing access to multiple, responsive distribution platforms and an unprecedented ability to communicate directly with brands, retailers and others. As a result, consumers have more information and broader, faster and cheaper access to goods than they have ever had before. This, along with the coming of age of the “millennial” generation, is revolutionizing the way that consumers shop for fashion and other goods.  The evidence is increasingly apparent with marked weakness in department stores and mall-based retailers, decreased consumer retail traffic, a more promotional retail environment, expansion of off-price and discount retailers, and growing internet purchases.

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

Specifically, we believe our lifestyle brands have opportunities for long-term growth in their direct to consumer businesses. We anticipate increased sales in our e-commerce operations, which are expected to grow at a faster rate than bricks and mortar comparable full-price retail store sales. This growth can also be achieved through prudent expansion of bricks and mortar full-price retail store operations and modest comparable full-price retail store sales increases. Despite the changes in the retail environment, we expect there will continue to be desirable locations to increase our store count.

Our lifestyle brands also have an opportunity for modest sales increases in their wholesale businesses in the long term primarily from current customers adding to their existing door count and increasing their on-line business, increased sales to on-line retailers and the selective addition of new wholesale customers who generally follow a retail model with limited discounting; however, we must be diligent in our effort to avoid compromising the integrity of the brand by maintaining or growing sales with wholesale customers that may not be aligned with our long-term strategy. This is particularly important with the challenges in the department store channel, which represents about one-half of our consolidated wholesale sales, or 16% of our consolidated net sales. We also believe that there are opportunities for modest sales growth for Lanier Apparel in the future through new product programs for existing and new customers.

We believe we must continue to invest in our lifestyle brands to take advantage of their long-term growth opportunities. Investments include capital expenditures primarily related to the direct to consumer operations such as technology enhancements, e-commerce initiatives, full-price retail store and restaurant build-out for new and relocated locations as well as remodels, and distribution center and administrative office expansion initiatives. Additionally, while we anticipate increased employment, advertising and other costs in key functions to support the ongoing business operations and fuel future sales growth, we remain focused on appropriately managing our operating expenses.

In the midst of the challenges in our industry, an important focus for us in Fiscal 2017 is advancing various initiatives to increase the profitability of the Tommy Bahama business. These initiatives generally focus on increasing gross margin and operating margin through efforts such as: product cost reductions; selective price increases; reducing inventory purchases; more rapidly clearing excess inventory; redefining our approach to inventory clearance; effectively managing controllable and discretionary operating expenses; taking a more conservative approach to full-price retail store and outlet openings and renewals; and continuing our efforts to reduce Asia-Pacific operating losses.

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

The following table sets forth our consolidated operating results from continuing operations (in thousands, except per share amounts) for Fiscal 2016 compared to Fiscal 2015:

	Fiscal 2016	Fiscal 2015
Net sales	$1,022,588	$969,290
Operating income	$89,884	$97,514
Net earnings from continuing operations	$54,499	$58,537
Net earnings from continuing operations per diluted share	$3.27	$3.54
The primary reasons for the lower earnings from continuing operations per diluted share in Fiscal 2016 were the lower operating income in Tommy Bahama and increased interest expense partially offset by higher income in Lilly Pulitzer, improved operating results in Corporate and Other and a lower effective tax rate.

Southern Tide Acquisition

On April 19, 2016, we acquired Southern Tide, LLC, which owns the Southern Tide lifestyle apparel brand. Southern Tide carries an extensive selection of men’s shirts, pants, shorts, outerwear, ties, swimwear, footwear and accessories, as well as a women’s collection. The brand’s products are sold through its wholesale operations to specialty stores, department stores and Southern Tide Signature Stores as well as through its direct to consumer operations on the Southern Tide website. The purchase price for the acquisition was $85 million in cash, subject to adjustment based on net working capital as of the closing date for the acquisition. We used borrowings under our revolving credit facility to finance the transaction. For additional information about the Southern Tide acquisition, refer to Part I, Item 1. Business and Note 2 to our consolidated financial statements, both included in this report.

OPERATING GROUPS
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
Tommy Bahama, Lilly Pulitzer and Southern Tide each design, source, market and distribute apparel and related products bearing their respective trademarks and also license their trademarks for other product categories, while Lanier Apparel designs, sources and distributes branded and private label men's tailored clothing, sportswear and other products. Corporate and Other is a reconciling category for reporting purposes and includes our corporate offices, substantially all financing activities, elimination of inter-segment sales, LIFO inventory accounting adjustments, other costs that are not allocated to the operating groups and operations of our other businesses which are not included in our operating groups, including our Lyons, Georgia distribution center operations. Our LIFO inventory pool does not correspond to our operating group definitions; therefore, LIFO inventory accounting adjustments are not allocated to our operating groups.
For additional information about each of our operating groups, see Part I, Item 1. Business and Note 2 to our consolidated financial statements, both included in this report.
COMPARABLE STORE SALES
We often disclose comparable store sales in order to provide additional information regarding changes in our results of operations between periods. Our disclosures of comparable store sales include net sales from full-price retail stores and our e-commerce sites, excluding sales associated with e-commerce flash clearance sales. We believe that the inclusion of both our full-price retail stores and e-commerce sites in the comparable store sales disclosures is a more meaningful way of reporting our comparable store sales results, given similar inventory planning, allocation and return policies, as well as our cross-channel marketing and other initiatives for the direct to consumer channel. For our comparable store sales disclosures, we exclude (1) outlet store sales, warehouse sales and e-commerce flash clearance sales, as those clearance sales are used primarily to liquidate end of season inventory, which may vary significantly depending on the level of end of season inventory on hand and generally occur at lower gross margins than our non-clearance direct to consumer sales, and (2) restaurant sales, as we do not currently believe that the inclusion of restaurant sales is meaningful in assessing our consolidated results of operations. Comparable store sales information reflects net sales, including shipping and handling revenues, if any, associated with product sales.

For purposes of our disclosures, we consider a comparable store to be, in addition to our e-commerce sites, a physical full-price retail store that was owned and open as of the beginning of the prior fiscal year and which did not have during the relevant periods, and is not within the current fiscal year scheduled to have, (1) a remodel resulting in the store being closed for an extended period of time (which we define as a period of two weeks or longer), (2) a greater than 15% change in the size of the retail space due to expansion, reduction or relocation to a new retail space, (3) a relocation to a new space that was significantly different from the prior retail space, or (4) a closing or opening of a Tommy Bahama restaurant adjacent to the full-price retail store. For those stores which are excluded from comparable stores based on the preceding sentence, the stores continue to be excluded from comparable store sales until the criteria for a new store is met subsequent to the remodel, relocation or restaurant closing or opening. A store that is remodeled generally will continue to be included in our comparable store sales metrics as a store is not typically closed for a two week period during a remodel; however, in some cases a store may be closed for more than two weeks during a remodel. A store that is relocated generally will not be included in our comparable store sales metrics until that store has been open in the relocated space for the entirety of the prior fiscal year as the size or other characteristics of the store typically change significantly from the prior location. Additionally, any stores that were closed during the prior fiscal year or current fiscal year, or which we plan to close or vacate in the current fiscal year, are excluded from the definition of comparable store sales.

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

	Fiscal 2016		Fiscal 2015		Fiscal 2014
Net sales	$1,022,588	100.0%	$969,290	100.0%	$920,325	100.0%
Cost of goods sold	439,814	43.0%	411,185	42.4%	402,376	43.7%
Gross profit	582,774	57.0%	558,105	57.6%	517,949	56.3%
SG&A	507,070	49.6%	475,031	49.0%	439,069	47.7%
Royalties and other operating income	14,180	1.4%	14,440	1.5%	13,939	1.5%
Operating income	89,884	8.8%	97,514	10.1%	92,819	10.1%
Interest expense, net	3,421	0.3%	2,458	0.3%	3,236	0.4%
Earnings from continuing operations before income taxes	86,463	8.5%	95,056	9.8%	89,583	9.7%
Income taxes	31,964	3.1%	36,519	3.8%	35,786	3.9%
Net earnings from continuing operations	$54,499	5.3%	$58,537	6.0%	$53,797	5.8%
Loss from discontinued operations, net of taxes	(2,038)	NM	(27,975)	NM	(8,039)	NM
Net earnings	$52,461	NM	$30,562	NM	$45,758	NM
Weighted average shares outstanding - diluted	16,649		16,559		16,471
Unless otherwise indicated, all references to assets, liabilities, revenues, expenses and other information in this report reflect continuing operations and exclude any amounts related to the discontinued operations of our former Ben Sherman operating group which we sold in Fiscal 2015. Refer to Note 13 in our consolidated financial statements included in this report for additional information about discontinued operations.

FISCAL 2016 COMPARED TO FISCAL 2015

The discussion and tables below compare certain line items included in our statements of operations for Fiscal 2016 to Fiscal 2015. Each dollar and percentage change provided reflects the change between these periods unless indicated otherwise. Each dollar and share amount included in the tables is in thousands except for per share amounts. Individual line items of our consolidated statements of operations may not be directly comparable to those of our competitors, as classification of certain expenses may vary by company.

Net Sales

	Fiscal 2016	Fiscal 2015	$ Change	% Change
Tommy Bahama	$658,911	$658,467	$444	0.1%
Lilly Pulitzer	233,294	204,626	28,668	14.0%
Lanier Apparel	100,753	105,106	(4,353)	(4.1)%
Southern Tide	27,432	—	27,432	NM
Corporate and Other	2,198	1,091	1,107	NM
Total	$1,022,588	$969,290	$53,298	5.5%

Consolidated net sales increased $53.3 million, or 5.5%, in Fiscal 2016 compared to Fiscal 2015. The increase in consolidated net sales was primarily driven by (1) the $27.4 million of net sales of Southern Tide, which was acquired on April 19, 2016, (2) an incremental net sales increase of $20.2 million associated with the operation of additional full-price retail stores in Tommy Bahama and Lilly Pulitzer, (3) a $7.0 million net increase in direct to consumer clearance sales reflecting an increase in e-commerce flash clearance sales at Lilly Pulitzer and decreases in outlet store sales at Tommy Bahama and (4) a $5.4 million increase in restaurant sales in Tommy Bahama. These sales increases were partially offset by a $6.5 million, or 2%, decrease in comparable store sales to $404.1 million in Fiscal 2016 from $410.6 million in Fiscal 2015 reflecting a decrease in comparable store sales at Tommy Bahama of 3% and an increase in comparable store sales at Lilly Pulitzer of 2%. We believe that certain macroeconomic factors, including lower retail store traffic, the evolving impact of digital technology on consumer shopping habits and the 2016 election cycle, impacted the sales in each of our direct to consumer and wholesale businesses in Fiscal 2016. The changes in net sales by operating group are discussed below.

The following table presents the proportion of our consolidated net sales by distribution channel for each period presented:

	Fiscal 2016	Fiscal 2015
Full-price retail stores and outlets	41%	42%
E-commerce	18%	17%
Restaurant	7%	7%
Wholesale	34%	34%
Total	100%	100%

Tommy Bahama:

The Tommy Bahama net sales increase of $0.4 million, or 0.1%, was primarily driven by (1) an incremental net sales increase of $12.4 million associated with the operation of additional full-price retail stores and (2) a $5.4 million increase in restaurant sales primarily resulting from the impact of a full year of operations of the Waikiki restaurant in Fiscal 2016 and a modest increase at restaurants open for the full year of Fiscal 2016 and Fiscal 2015. These sales increases were offset by (1) a $8.8 million, or 3%, decrease in comparable store sales to $302.5 million in Fiscal 2016 from $311.3 million in Fiscal 2015, (2) a $3.6 million decrease in net sales through our off-price direct to consumer clearance channels, primarily reflecting a decrease in sales in existing outlet stores, and (3) a $5.2 million decrease in wholesale sales. The decreases in the direct to consumer channels were primarily due to lower traffic in both our full-price retail stores and outlet stores. The decrease in wholesale sales reflects lower full-price wholesale sales reflecting the challenging environment of our wholesale department store and specialty store accounts.

As of January 28, 2017, we operated 168 Tommy Bahama stores globally, consisting of 111 full-price retail stores, 17 retail-restaurant locations and 40 outlet stores. As of January 30, 2016, we operated 164 Tommy Bahama stores consisting of 107 full-price retail stores, 16 retail-restaurant locations and 41 outlet stores. The following table presents the proportion of net sales by distribution channel for Tommy Bahama for each period presented:

	Fiscal 2016	Fiscal 2015
Full-price retail stores and outlets	50%	50%
E-commerce	16%	15%
Restaurant	11%	11%
Wholesale	23%	24%
Total	100%	100%

Lilly Pulitzer:

The Lilly Pulitzer net sales increase of $28.7 million, or 14.0%, was primarily a result of (1) an incremental net sales increase of $11.2 million associated with the operation of additional full-price retail stores, (2) a $10.7 million increase in e-commerce flash clearance sales, (3) an $8.2 million increase in wholesale sales primarily resulting from increased orders from existing wholesale customers and (4) a $2.2 million, or 2%, increase in comparable store sales to $101.5 million in Fiscal 2016 compared to $99.3 million in Fiscal 2015. These sales increases were partially offset by a net $3.8 million decrease in warehouse sales as Lilly Pulitzer did not anniversary its June warehouse sale in 2016. As of January 28, 2017, we operated 40 Lilly Pulitzer full-price retail stores, after opening six new stores, acquiring one former Signature Store and closing one store during Fiscal 2016, compared to 34 full-price retail stores as of January 30, 2016. The following table presents the proportion of net sales by distribution channel for Lilly Pulitzer for each period presented:

	Fiscal 2016	Fiscal 2015
Full-price retail stores and warehouse sales	36%	38%
E-commerce	32%	30%
Wholesale	32%	32%
Total	100%	100%

Lanier Apparel:

The decrease in net sales for Lanier Apparel of $4.4 million, or 4.1%, was primarily due to lower sales of $6.5 million in the tailored clothing business partially offset by a $2.0 million increase in the sportswear business. The decreased sales in the tailored clothing business was primarily due to lower sales in certain programs including reductions in volume, shifts of timing and exits from various programs. These reductions in volume were partially offset by initial shipments and volume increases in other programs. The increased sales in the sportswear business were primarily due to increased volumes in private label sportswear programs.

Southern Tide:

The net sales of Southern Tide reflect the sales of Southern Tide for the period from the date of acquisition on April 19, 2016 through January 28, 2017. During the period from April 19, 2016 through January 28, 2017, 77% of Southern Tide's net sales were wholesale sales with the remainder of the sales consisting of e-commerce sales. We estimate that net sales in Fiscal 2017 will be in excess of $40 million, with about 75% to 80% of the sales consisting of wholesale sales and the remainder consisting of e-commerce sales on the Southern Tide website.

Corporate and Other:

Corporate and Other net sales primarily consist of the net sales of our Lyons, Georgia distribution center to third party warehouse customers as well as the impact of the elimination of intercompany sales between our operating groups. Net sales in Fiscal 2015 included the unfavorable impact of the elimination of intercompany sales between our operating groups with no meaningful impact of intercompany sales between our operating groups in Fiscal 2016.

Gross Profit

The table below presents gross profit by operating group and in total for Fiscal 2016 and Fiscal 2015 as well as the change between those two periods. Our gross profit and gross margin, which is calculated as gross profit divided by net sales, may not be directly comparable to those of our competitors, as the statement of operations classification of certain expenses may vary by company.

	Fiscal 2016	Fiscal 2015	$ Change	% Change
Tommy Bahama	$386,650	$393,221	$(6,571)	(1.7)%
Lilly Pulitzer	148,345	132,791	15,554	11.7%
Lanier Apparel	29,490	30,460	(970)	(3.2)%
Southern Tide	10,912	—	10,912	NM
Corporate and Other	7,377	1,633	5,744	NM
Total gross profit	$582,774	$558,105	$24,669	4.4%
LIFO (credit) charge included in Corporate and Other	$(5,884)	$254
Inventory step-up charge included in Southern Tide	$2,667	$—

The increase in consolidated gross profit was primarily due to higher net sales, as discussed above, and the net favorable impact of LIFO accounting. The favorable impact of these items was partially offset by the unfavorable impact of the inventory step-up charge included in Southern Tide and lower gross margins in Tommy Bahama and Lilly Pulitzer, both as discussed below. The table below presents gross margin by operating group and in total for Fiscal 2016 and Fiscal 2015.

	Fiscal 2016	Fiscal 2015
Tommy Bahama	58.7%	59.7%
Lilly Pulitzer	63.6%	64.9%
Lanier Apparel	29.3%	29.0%
Southern Tide	39.8%	NM
Corporate and Other	NM	NM
Consolidated gross margin	57.0%	57.6%

On a consolidated basis, gross margin decreased in Fiscal 2016, primarily as a result of lower gross margins in Tommy Bahama and Lilly Pulitzer, partially offset by the net favorable impact of LIFO accounting

Tommy Bahama:

The decrease in Tommy Bahama's gross margin in Fiscal 2016 was primarily due to $5 million of inventory markdowns in the Fourth Quarter of Fiscal 2016 for certain women's, home and other products as well as lower gross margin in both the direct to consumer and wholesale businesses. The inventory markdowns primarily resulted from a change in Tommy Bahama's approach to inventory clearance; starting in January 2017, Tommy Bahama intends to aggressively clear prior season inventory by taking initial markdowns on certain product categories in its full-price retail stores and then clearing any remaining inventory through both its outlet stores and third party off-price retailers and by operating the outlet stores with lower inventory levels and with better merchandised assortments.

The lower gross margins in the direct to consumer channel primarily reflects lower gross margins in outlet store and e-commerce flash clearance sales which were primarily due to our efforts to drive traffic in our outlet stores, reduce inventory levels and dispose of prior season inventory during Fiscal 2016. The higher discounting in our off-price direct to consumer channel was focused on women's, home and other products as well as footwear, which we have transitioned to a third party licensee. Full-price retail store and e-commerce gross margins were also lower primarily due to a greater proportion of sales in Fiscal 2016 occurring in connection with our loyalty award card, Flip-Side and Friends & Family marketing events, which typically have lower gross margins than sales during non-promotional periods, and the impact of Tommy Bahama discounting certain end-of-season women, home and other product in store and on-line beginning in January 2017. The decrease in gross margin in the wholesale distribution channel was primarily due to a change in sales mix with off-price sales representing a greater proportion of Tommy Bahama's wholesale sales in Fiscal 2016.

Lilly Pulitzer:

The decrease in gross margin for Lilly Pulitzer in Fiscal 2016 was primarily driven by the change in sales mix as e-commerce flash clearance sales represented a greater proportion of sales during Fiscal 2016 and in-store markdowns were more significant in Fiscal 2016.

Lanier Apparel:

The increase in gross margin for Lanier Apparel was primarily due to the net favorable impact of in-stock program allowances and inventory markdowns in Fiscal 2016 as compared to Fiscal 2015.

Southern Tide:

The gross profit of Southern Tide for Fiscal 2016 includes the gross profit of Southern Tide for the period from the date of acquisition on April 19, 2016 through January 28, 2017, which was impacted by $2.7 million of incremental cost of goods sold associated with the step-up of inventory recognized at acquisition. Therefore, we do not consider the gross profit or gross margin for this period to be indicative of expected gross profit, or gross margin, for future periods. All amounts related to the step-up of inventory were recognized during Fiscal 2016, thus gross margin for Southern Tide is expected to be higher in future periods.

Corporate and Other:

The gross profit in Corporate and Other in each period primarily reflects (1) the gross profit of our Lyons, Georgia distribution center operations, (2) the impact of LIFO accounting adjustments and (3) the impact of certain consolidating adjustments, including the elimination of intercompany sales between our operating groups. The primary driver for the higher gross profit was that Fiscal 2016 was favorably impacted by a LIFO accounting credit of $5.9 million with no significant impact from LIFO accounting in Fiscal 2015. The LIFO accounting credit in Fiscal 2016 was primarily due to the LIFO accounting reversal of the significant inventory markdowns recognized in Tommy Bahama during Fiscal 2016.

SG&A

	Fiscal 2016	Fiscal 2015	$ Change	% Change
SG&A	$507,070	$475,031	$32,039	6.7%
SG&A (as a % of net sales)	49.6%	49.0%
Amortization of intangible assets included in Tommy Bahama associated with Tommy Bahama Canada acquisition	$1,491	$1,521
Amortization of intangible assets included in Southern Tide	$263	$—
Transaction expenses associated with the Southern Tide acquisition included in Corporate and Other	$762	$—
Distribution center integration charges	$454	$—

The increase in SG&A was primarily due to (1) $16.9 million of incremental costs in Fiscal 2016 associated with additional Tommy Bahama full-price retail stores and restaurants and Lilly Pulitzer full-price retail stores, (2) $11.4 million of SG&A associated with Southern Tide, including amortization of intangible assets and distribution center integration costs, (3) an increase in brand advertising, marketing and other expenses in Tommy Bahama and Lilly Pulitzer to increase brand awareness and provide support for the brands, (4) increased depreciation expense of $2.2 million related to e-commerce operations and inventory/order management systems in Tommy Bahama and Lilly Pulitzer that were implemented in the First Quarter of Fiscal 2016, (5) asset impairment charges of $1.9 million primarily related to three outlet store closings and certain information technology assets, (6) an increase in severance expenses of $1.5 million and (6) $0.8 million of transaction expenses associated with the Southern Tide acquisition, which are included in Corporate and Other. These SG&A increases were partially offset by $8.0 million of lower incentive compensation, with decreases in each operating group as well as Corporate and Other.

SG&A included amortization of intangible assets of $2.2 million in Fiscal 2016 and $2.0 million in Fiscal 2015 with the increase primarily due to amortization related to the Southern Tide intangible assets. We anticipate that amortization of intangible assets for Fiscal 2017 will be approximately $2.2 million.

Royalties and other operating income

	Fiscal 2016	Fiscal 2015	$ Change	% Change
Royalties and other operating income	$14,180	$14,440	$(260)	(1.8)%

Royalties and other operating income in Fiscal 2016 primarily reflects income received from third parties from the licensing of our Tommy Bahama, Lilly Pulitzer and Southern Tide brands. The decrease in royalty income for Fiscal 2016 reflects a decrease in royalty income from Lilly Pulitzer which was partially offset by an increase in royalty income from Tommy Bahama and the royalty income associated with the Southern Tide business.

Operating income (loss)

	Fiscal 2016	Fiscal 2015	$ Change	% Change
Tommy Bahama	$44,101	$65,993	$(21,892)	(33.2)%
Lilly Pulitzer	51,995	42,525	9,470	22.3%
Lanier Apparel	6,955	7,700	(745)	(9.7)%
Southern Tide	(282)	—	(282)	NM
Corporate and Other	(12,885)	(18,704)	5,819	31.1%
Total operating income	$89,884	$97,514	$(7,630)	(7.8)%
LIFO (credit) charge included in Corporate and Other	$(5,884)	$254
Inventory step-up charge included in Southern Tide	$2,667	$—
Amortization of intangible assets included in Tommy Bahama associated with Tommy Bahama Canada acquisition	$1,491	$1,521
Amortization of intangible assets included in Southern Tide	$263	$—
Transaction expenses associated with the Southern Tide acquisition included in Corporate and Other	$762	$—
Distribution center integration charges	$454	$—

The decrease in operating income in Fiscal 2016 as compared to Fiscal 2015 was primarily due to the lower operating income in Tommy Bahama, including $7.1 million of inventory markdown, severance and store closing charges incurred in the Fourth Quarter of Fiscal 2016, and Lanier Apparel and the operating loss in Southern Tide. These items were partially offset by higher income in Lilly Pulitzer and improved operating results in Corporate and Other. Changes in operating income (loss) by operating group are discussed below.

Tommy Bahama:

	Fiscal 2016	Fiscal 2015	$ Change	% Change
Net sales	$658,911	$658,467	$444	0.1%
Gross margin	58.7%	59.7%
Operating income	$44,101	$65,993	$(21,892)	(33.2)%
Operating income as % of net sales	6.7%	10.0%
Amortization of intangible assets included in Tommy Bahama associated with Tommy Bahama Canada acquisition	$1,491	$1,521

The lower operating results for Tommy Bahama were primarily due to the lower gross margin, as discussed above, and higher SG&A in Fiscal 2016. The higher SG&A for Fiscal 2016 includes (1) $11.8 million of incremental SG&A associated with operating additional full-price retail stores and restaurants, (2) an increase in brand advertising, marketing and other expenses in Tommy Bahama to increase brand awareness and provide support for the brand, (3) $1.3 million of increased severance costs, (4) increased depreciation expense of $1.9 million related to e-commerce operations, which were primarily related to website upgrades implemented in the First Quarter of Fiscal 2016, and the Tommy Bahama office in Seattle, Washington, and (5) asset impairment charges of $0.9 million primarily related to outlet store closures. These SG&A increases were partially offset by $0.7 million of lower incentive compensation. Included in the gross margin impact and SG&A items above, we incurred charges of $7.1 million in the Fourth Quarter of Fiscal 2016 consisting of $4.7 million of inventory markdowns, $0.9 million of severance charges and $1.6 million of charges related to outlet store closings which are anticipated to improve future operating results.

Lilly Pulitzer:

	Fiscal 2016	Fiscal 2015	$ Change	% Change
Net sales	$233,294	$204,626	$28,668	14.0%
Gross margin	63.6%	64.9%
Operating income	$51,995	$42,525	$9,470	22.3%
Operating income as % of net sales	22.3%	20.8%

The increase in operating income in Lilly Pulitzer was primarily due to the higher net sales partially offset by the impact of the lower gross margin and higher SG&A. SG&A increased primarily due to (1) $5.2 million of incremental SG&A associated with operating additional Lilly Pulitzer full-price retail stores, (2) an increase in brand advertising, marketing and other expenses in Lilly Pulitzer to increase brand awareness and provide support for the brand, (3) increased depreciation expense of $1.1 million related to inventory/order management system upgrades implemented in the First Quarter of Fiscal 2016, and (4) other increases in SG&A, including additional employee headcount to support the growing business. These increases in SG&A were partially offset by a $5.4 million reduction in incentive compensation during Fiscal 2016, primarily resulting from the retirement of the former co-chief executive officers from the business in the First Quarter of Fiscal 2016.

Lanier Apparel:

	Fiscal 2016	Fiscal 2015	$ Change	% Change
Net sales	$100,753	$105,106	$(4,353)	(4.1)%
Gross margin	29.3%	29.0%
Operating income	$6,955	$7,700	$(745)	(9.7)%
Operating income as % of net sales	6.9%	7.3%

The decrease in operating income for Lanier Apparel was primarily due to lower sales partially offset by improved gross margin and lower SG&A, resulting from lower incentive compensation.

Southern Tide:

	Fiscal 2016	Fiscal 2015	$ Change	% Change
Net sales	$27,432	$—	$27,432	NM
Gross margin	39.8%	NA
Operating loss	$(282)	$—	$(282)	NM
Operating loss as % of net sales	(1.0)%	NA
Inventory step-up charge included in Southern Tide	$2,667	$—
Amortization of intangible assets included in Southern Tide	$263	$—
Distribution center integration charges	$454	$—

The net sales, gross margin and operating loss of Southern Tide reflect the results of Southern Tide for the period from the date of acquisition on April 19, 2016 through January 28, 2017. We do not consider the results for this period to be indicative of expected results on an annual basis or for future periods. During Fiscal 2016, the operating results of Southern Tide were impacted by the $2.7 million of incremental cost of goods sold related to the step-up of inventory at acquisition, recognized in cost of goods sold as the acquired inventory was sold, $0.3 million of amortization of intangible assets and the $0.5 million of distribution center integration charges recognized during the Second Quarter of Fiscal 2016.

Corporate and Other:

	Fiscal 2016	Fiscal 2015	$ Change	% Change
Net sales	$2,198	$1,091	$1,107	NM
Operating loss	$(12,885)	$(18,704)	$5,819	31.1%
LIFO (credit) charge included in Corporate and Other	$(5,884)	$254
Transaction expenses associated with the Southern Tide acquisition included in Corporate and Other	$762	$—

The improved operating results in Corporate and Other were primarily due to the net favorable impact of LIFO accounting of $6.1 million and $0.9 million of lower incentive compensation amounts in Fiscal 2016. These favorable items were partially offset by the impact of $0.8 million of transaction expenses associated with the Southern Tide acquisition in the First Quarter of Fiscal 2016 and the prior year including a $0.9 million gain on the sale of real estate.

Interest expense, net

	Fiscal 2016	Fiscal 2015	$ Change	% Change
Interest expense, net	$3,421	$2,458	$963	39.2%

Interest expense for Fiscal 2016 increased from the prior year primarily due to higher average borrowings outstanding during the year and the write off of approximately $0.3 million of deferred financing costs associated with our amendment and restatement of our revolving credit agreement. We anticipate that we will incur approximately $4 million of interest expense in Fiscal 2017 due to higher expected interest rates.

Income taxes

	Fiscal 2016	Fiscal 2015	$ Change	% Change
Income taxes	$31,964	$36,519	$(4,555)	(12.5)%
Effective tax rate	37.0%	38.4%

Income tax expense for Fiscal 2016 decreased, reflecting lower earnings and a lower effective tax rate. The lower effective tax rate in Fiscal 2016 compared to Fiscal 2015 was primarily due to (1) improved operating results in our Hong Kong-based sourcing operations and Tommy Bahama Asia-Pacific retail operations resulting in the utilization of certain foreign net operating loss carryforwards, (2) the reversal of valuation allowances in certain foreign jurisdictions based on our assessment of the facts and circumstances related to our ability to realize those net operating loss carryforwards in future periods, (3) lower domestic earnings and (4) certain favorable discrete items, including the tax benefit associated with the vesting of certain restricted stock awards. Our effective tax rate for Fiscal 2017 is expected to be approximately 39%, reflecting an expected unfavorable impact on tax expense of stock awards with a grant date fair value of $78 per share that vest in April 2017 and the absence of operating loss carryforwards we may utilize in Fiscal 2017.

Net earnings from continuing operations

	Fiscal 2016	Fiscal 2015
Net earnings from continuing operations	$54,499	$58,537
Net earnings from continuing operations per diluted share	$3.27	$3.54
Weighted average shares outstanding - diluted	16,649	16,559

The primary reasons for the lower earnings from continuing operations per diluted share in Fiscal 2016 were the lower operating income in Tommy Bahama and increased interest expense partially offset by higher income in Lilly Pulitzer, improved operating results in Corporate and Other and a lower effective tax rate.

Discontinued operations

	Fiscal 2016	Fiscal 2015	$ Change	% Change
Loss from discontinued operations, net of taxes	$(2,038)	$(27,975)	$25,937	NM

The loss from discontinued operations, net of taxes in Fiscal 2016 primarily reflects an additional loss related to the retained lease obligations of our discontinued operations primarily as a result of the default and failure to pay by a sub-tenant and an updated assessment of the anticipated losses considering anticipated sub-lease income to be earned, timing of obtaining a tenant, lease incentives and market rents. Fiscal 2015 reflects the loss on the sale of our former Ben Sherman business, which was sold in the Second Quarter of Fiscal 2015, as well as the operations of the discontinued operations prior to disposal and any charges related to the discontinued operations subsequent to disposal. We do not anticipate significant operations or earnings related to the discontinued operations in future periods, with cash flow attributable to discontinued operations in the future primarily related to the amounts associated with certain retained lease obligations, which are estimated at $5.4 million as of January 28, 2017. The estimated lease liability represents our best estimate of the future net loss anticipated with respect to the retained lease obligations; however, the ultimate loss remains uncertain as the amount of any sub-lease income is dependent upon negotiated terms of any sub-lease agreements entered into for the space and the ability of those sub-tenants to pay the sub-lease income or alternatively, dependent upon lease termination costs negotiated with the landlords in the future.

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

Consolidated net sales increased $49.0 million, or 5.3%, in Fiscal 2015 compared to Fiscal 2014 reflecting changes in net sales of each operating group, as discussed below. The 5.3% increase in consolidated net sales was primarily driven by (1) a $28.8 million, or 7%, increase in comparable store sales to $418.3 million in Fiscal 2015 from $389.5 million in Fiscal 2014, (2) an incremental net sales increase of $28.4 million associated with the operation of additional full-price retail stores, (3) a $5.4 million increase in restaurant sales resulting from the operation of additional restaurants and increased sales at existing restaurants, (4) a $5.2 million net increase in outlet store, e-commerce flash clearance and warehouse sales. These increases in net sales were partially offset by an $18.9 million decrease in wholesale sales including the $21.3 million decrease in Lanier Apparel. The following table presents the proportion of our consolidated net sales by distribution channel for each period presented:

	Fiscal 2015	Fiscal 2014
Full-price retail stores, outlets and warehouse sales	42%	40%
E-commerce, e-commerce flash clearance sales	17%	15%
Restaurant	7%	7%
Wholesale	34%	38%
Total	100%	100%

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

As of January 30, 2016, we operated 164 Tommy Bahama stores globally, consisting of 107 full-price retail stores, 16 retail-restaurant locations and 41 outlet stores. As of January 31, 2015 we operated 157 Tommy Bahama stores globally consisting of 101 full-price retail stores, 15 retail-restaurant locations and 41 outlet stores. The following table presents the proportion of net sales by distribution channel for Tommy Bahama for each period presented:

	Fiscal 2015	Fiscal 2014
Full-price retail stores and outlets	50%	50%
E-commerce, including e-commerce flash clearance sales	15%	14%
Restaurant	11%	10%
Wholesale	24%	26%
Total	100%	100%

Lilly Pulitzer:

The Lilly Pulitzer net sales increase of $36.9 million, or 22.0%, was primarily a result of (1) a $21.1 million, or 27%, increase in comparable store sales to $100.5 million in Fiscal 2015 compared to $79.5 million in Fiscal 2014, (2) an incremental net sales increase of $10.4 million associated with the operation of additional full-price retail stores, (3) a $2.9 million increase in wholesale sales, (4) an increase in e-commerce flash clearance sales of $1.7 million to $18.4 million in Fiscal 2015, and (5) $0.9 million higher sales at the June warehouse sale. As of January 30, 2016, we operated 34 Lilly Pulitzer full-price retail stores compared to 28 full-price retail stores as of January 31, 2015. The following table presents the proportion of net sales by distribution channel for Lilly Pulitzer for each period presented:

	Fiscal 2015	Fiscal 2014
Full-price retail stores and warehouse sales	38%	34%
E-commerce, including e-commerce flash clearance sales	30%	28%
Wholesale	32%	38%
Total	100%	100%

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

	Fiscal 2015	Fiscal 2014	$ Change	% Change
Tommy Bahama	$393,221	$377,415	$15,806	4.2%
Lilly Pulitzer	132,791	106,317	26,474	24.9%
Lanier Apparel	30,460	34,159	(3,699)	(10.8)%
Corporate and Other	1,633	58	1,575	NM
Total gross profit	$558,105	$517,949	$40,156	7.8%
LIFO charge included in Corporate and Other	$254	$2,131

The increase in consolidated gross profit was primarily driven by higher net sales, as discussed above, as well as a change in sales mix as a greater proportion of consolidated net sales were sales at Lilly Pulitzer, which typically has higher gross margins than our other operating groups, and the net favorable impact of LIFO accounting in Fiscal 2015 as compared to

Fiscal 2014. In addition to the impact of the changes in net sales, gross profit on a consolidated basis and for each operating group was impacted by the change in sales mix and gross margin within each operating group, as discussed below. The table below presents gross margin by operating group and in total for Fiscal 2015 and Fiscal 2014.

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

Tommy Bahama:

The reduction in gross margin for Tommy Bahama reflected lower gross margins in both the direct to consumer and wholesale channels of distribution, which offset the favorable impact of a change in sales mix with direct to consumer sales representing a greater proportion of net sales. The lower direct to consumer gross margin was primarily due to a greater proportion of sales in our full-price retail stores and e-commerce website occurring in connection with Tommy Bahama's loyalty award card, Flip-Side and Friends & Family events and more significant in-store discounts in our outlet stores. The lower gross margin in the wholesale business was primarily a result of more significant discounts and allowances, particularly for wholesale off-price sales.

Lilly Pulitzer:

The increase in gross margin for Lilly Pulitzer was primarily driven by a change in sales mix towards the direct to consumer channel of distribution and an increase in gross margins of the direct to consumer businesses.

Lanier Apparel:

The increase in gross margin for Lanier Apparel was primarily due to a change in sales mix with a greater proportion of sales consisting of higher gross margin branded business programs, in both the tailored clothing and sportswear businesses, which was partially offset by the impact of more significant inventory markdowns in Fiscal 2015.

Corporate and Other:

The gross profit in Corporate and Other in each period primarily reflects (1) the gross profit of our Lyons, Georgia distribution center operations, (2) the impact of LIFO accounting adjustments and (3) the impact of certain consolidating adjustments, including the elimination of intercompany sales between our operating groups. The higher gross profit for Corporate and Other was due to the lower impact of LIFO accounting in Fiscal 2015.

SG&A

	Fiscal 2015	Fiscal 2014	$ Change	% Change
SG&A	$475,031	$439,069	$35,962	8.2%
SG&A as % of net sales	49.0%	47.7%
Amortization of intangible assets included in Tommy Bahama associated with Tommy Bahama Canada acquisition	$1,521	$1,764
Change in fair value of contingent consideration included in Lilly Pulitzer	$—	$275

The increase in SG&A was primarily due to (1) $19.9 million of incremental costs in Fiscal 2015 associated with additional Tommy Bahama full-price retail stores and restaurants, including the Waikiki retail-restaurant location, and Lilly Pulitzer stores, (2) costs to support the growing Lilly Pulitzer and Tommy Bahama businesses, (3) $2.7 million of increased occupancy costs associated with duplicate rent expense, moving costs and higher rent structure related to the relocation of Tommy Bahama's office in Seattle, Washington and (4) $1.1 million of additional equity compensation expense. SG&A included $1.9 million of amortization of intangible assets in Fiscal 2015 compared to $2.3 million in Fiscal 2014.

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

The lower operating income for Tommy Bahama was primarily due to the higher SG&A and lower gross margin partially offset by higher sales. The higher SG&A reflects (1) $15.1 million of incremental SG&A associated with the cost of operating additional full-price retail stores and restaurants, including pre-opening rent and set-up costs associated with new stores and restaurants, (2) $2.7 million of increased occupancy costs associated with duplicate rent expense, moving costs and higher rent structure related to the relocation of Tommy Bahama's office in Seattle, Washington during the Third Quarter of Fiscal 2015 and (3) higher costs to support the growing Tommy Bahama business. These higher SG&A amounts were partially offset by reductions in other SG&A accounts, including incentive compensation. The operating loss for the Tommy Bahama Waikiki retail-restaurant location prior to opening in late October 2015 was $2.1 million, with the substantial majority of this loss consisting of pre-opening rent and set-up costs, which are included in the incremental SG&A amount associated with new locations above. Fiscal 2015 included an operating loss of $8.3 million related to our Tommy Bahama Asia-Pacific expansion compared to an operating loss of $10.3 million in Fiscal 2014.

Lilly Pulitzer:

	Fiscal 2015	Fiscal 2014	$ Change	% Change
Net sales	$204,626	$167,736	$36,890	22.0%
Gross margin	64.9%	63.4%
Operating income	$42,525	$32,190	$10,335	32.1%
Operating income as % of net sales	20.8%	19.2%
Change in fair value of contingent consideration included in Lilly Pulitzer	$—	$275

The increase in operating income in Lilly Pulitzer was primarily due to the higher net sales and gross margin. These items were partially offset by increased SG&A. The increased SG&A was primarily associated with (1) higher costs to support the growing business, reflecting increased infrastructure costs and advertising expense, (2) $4.8 million of incremental SG&A associated with the cost of operating additional full-price retail stores and (3) $1.0 million of higher incentive compensation.

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

The higher net earnings in Fiscal 2015 primarily resulted from (1) higher operating income in Lilly Pulitzer, (2) a lower operating loss in Corporate and Other, (3) lower interest expense and (4) a lower effective tax rate. These favorable items were partially offset by (1) lower operating income in Tommy Bahama and (2) lower operating income in Lanier Apparel.

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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Our primary source of revenue and cash flow is through our design, sourcing, marketing and distribution of branded apparel products bearing the trademarks of our Tommy Bahama, Lilly Pulitzer and Southern Tide lifestyle brands, as well as certain licensed and private label products. Our primary uses of cash flow include the purchase of products in the operation of our business from third party contract manufacturers outside of the United States, as well as operating expenses including employee compensation and benefits, occupancy-related costs, marketing and advertising costs, other general and administrative expenses and the payment of periodic interest payments related to our financing arrangements. Additionally, we use cash for the funding of capital expenditures, dividends and repayment of indebtedness. In the ordinary course of business, we maintain certain levels of inventory and extend credit to our wholesale customers. Thus, we require a certain amount of working capital to operate our business. If cash inflows are less than cash outflows, we have access to amounts under our U.S. Revolving Credit Agreement, subject to its terms, which is described below. We may seek to finance our future cash requirements through various methods, including cash flow from operations, borrowings under our current or additional credit facilities, sales of debt or equity securities and cash on hand.
As of January 28, 2017, we had $6.3 million of cash and cash equivalents on hand, with $91.5 million of borrowings outstanding and $185.5 million of availability under our U.S. Revolving Credit Agreement. We believe our balance sheet and anticipated future positive cash flow from operating activities provide sufficient cash flow to satisfy our ongoing cash requirements as well as ample opportunity to continue to invest in our brands and our direct to consumer initiatives.
Key Liquidity Measures

($ in thousands)	January 28, 2017	January 30, 2016	$ Change	% Change
Total Current Assets	$231,628	$216,796	$14,832	6.8%
Total Current Liabilities	131,396	128,899	2,497	1.9%
Working capital	$100,232	$87,897	$12,335	14.0%
Working capital ratio	1.76	1.68
Debt to total capital ratio	20%	24%

Our working capital ratio is calculated by dividing total current assets by total current liabilities. Current assets increased from January 30, 2016 to January 28, 2017 primarily due to the $22.9 million of current assets related to the Southern Tide business, partially offset by lower current assets in our other operating groups. Current liabilities as of January 28, 2017 was comparable to current liabilities as of January 30, 2016 reflecting increases in accounts payable, other accrued expenses and liabilities and liabilities related to discontinued operations partially offset by a decrease in accrued compensation. Changes in current assets and current liabilities are discussed below.

For the ratio of debt to total capital, debt is defined as short-term and long-term debt included in continuing operations, and total capital is defined as debt plus shareholders' equity. Debt was $91.5 million at January 28, 2017 and $44.0 million at January 30, 2016, while shareholders’ equity was $376.1 million at January 28, 2017 and $334.4 million at January 30, 2016. The increase in debt since January 30, 2016 was primarily due to the payment of $95.0 million related to acquisitions, $49.4 million of capital expenditures and the payment of $18.1 million of dividends which were partially offset by $118.6 million of cash flow from operations. Shareholders' equity increased from January 30, 2016, primarily as a result of net earnings less dividends paid. Our debt levels and ratio of debt to total capital in future periods may not be comparable to historical amounts as we continue to assess, and possibly make changes to, our capital structure. Changes in our capital structure in the future, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.
Balance Sheet
The following tables set forth certain information included in our consolidated balance sheets (in thousands). As a result of our acquisition of Southern Tide during the First Quarter of Fiscal 2016, a number of line items in our balance sheet increased as discussed below. Below each table are explanations for any significant changes in the balances from January 30, 2016 to January 28, 2017.
Current Assets:

	January 28, 2017	January 30, 2016	$ Change	% Change
Cash and cash equivalents	$6,332	$6,323	$9	0.1%
Receivables, net	58,279	59,065	(786)	(1.3)%
Inventories, net	142,175	129,136	13,039	10.1%
Prepaid expenses	24,842	22,272	2,570	11.5%
Total Current Assets	$231,628	$216,796	$14,832	6.8%

Cash and cash equivalents as of January 28, 2017 and January 30, 2016 include typical cash amounts maintained on an ongoing basis in our operations, which generally ranges from $5 million to $10 million at any given time. Any excess cash is generally used to repay amounts outstanding under our U.S. Revolving Credit Agreement. The decrease in receivables, net as of January 28, 2017 was primarily due to a decrease in receivables in our Lanier Apparel business reflecting the lower sales in that business during the Fourth Quarter of Fiscal 2016, which was partially offset by the receivables related to the Southern Tide business.

Inventories, net as of January 28, 2017 increased from January 30, 2016 as a result of inventories related to the Southern Tide business. Inventories in our other businesses decreased year over year as lower inventories in Tommy Bahama were partially offset by higher inventories in Lilly Pulitzer and Corporate and Other. The lower inventories in Tommy Bahama reflect Tommy Bahama's focus on managing inventory buys on a total operating group basis, sale of a greater amount of inventory units through outlet stores and off-price wholesale channels during Fiscal 2016 and certain inventory markdowns.The increase in inventory in Corporate and Other was primarily due to the impact of LIFO accounting including the reversal of inventory markdowns. Prepaid expenses increased at January 28, 2017 primarily as a result of a $4.4 million increase in prepaid taxes as well as higher prepaid advertising and the prepaid expenses associated with the Southern Tide business which were partially offset by lower prepaid rent as of January 28, 2017 due to the timing of payment of rent amounts as February 2017 rent payments generally had not been paid as of January 28, 2017, but substantially all February 2016 rent payments had been made as of January 30, 2016.
Non-current Assets:

	January 28, 2017	January 30, 2016	$ Change	% Change
Property and equipment, net	$193,931	$184,094	$9,837	5.3%
Intangible assets, net	175,245	143,738	31,507	21.9%
Goodwill	60,015	17,223	42,792	248.5%
Other non-current assets, net	24,340	20,839	3,501	16.8%
Total non-current assets, net	$453,531	$365,894	$87,637	24.0%
Property and equipment, net as of January 28, 2017 increased from January 30, 2016 primarily as a result of capital expenditures partially offset by depreciation expense. The increase in intangible assets, net and goodwill at January 28, 2017 were primarily due to the acquisition of the Southern Tide business, partially offset by amortization of intangible assets. The increase in other non-current assets, net as of January 28, 2017 was primarily due to an increase in asset balances set aside for potential deferred compensation plan obligations, non-current deferred tax assets due to the reversal of certain foreign operating loss carryforwards and deferred financing costs paid during Fiscal 2016.
Liabilities:

	January 28, 2017	January 30, 2016	$ Change	% Change
Total Current Liabilities	$131,396	$128,899	$2,497	1.9%
Long-term debt	91,509	43,975	47,534	108.1%
Other non-current liabilities	70,002	67,188	2,814	4.2%
Deferred taxes	13,578	3,657	9,921	271.3%
Liabilities related to discontinued operations	2,544	4,571	(2,027)	(44.3)%
Total liabilities	$309,029	$248,290	$60,739	24.5%
Current liabilities as of January 28, 2017 were comparable to January 30, 2016 reflecting an $8.5 million increase in accounts payable and a $3.9 million increase in other accrued expenses and liabilities and a $0.5 million increase in liabilities related to discontinued operations partially offset by a $10.4 million decrease in accrued compensation. The increase in accounts payable was primarily due to an increase in payables related to imports in transit due to the timing of the Chinese New Year holiday, while the decrease in accrued compensation was due to a decrease in accrued bonus for each operating group as well as Corporate and Other.

The increase in debt as of January 28, 2017 was primarily due to the payment of $95.0 million related to acquisitions, $49.4 million of capital expenditures and the payment of $18.1 million of dividends which were partially offset by $118.6 million of cash flow from operations. Other non-current liabilities increased as of January 28, 2017 compared to January 30, 2016 primarily due to increases in deferred rent liabilities.

Deferred taxes increased as of January 28, 2017 compared to January 30, 2016 primarily due to the impact of purchase accounting on the basis differences for the acquired assets of Southern Tide and timing differences associated with depreciation, amortization, accrued compensation and inventories. Non-current liabilities related to discontinued operations as of January 28, 2017 decreased primarily as a result of certain amounts now being classified as current liabilities, and included in total current liabilities, rather than non-current liabilities related to discontinued operations. The aggregate amount included in current and non-current liabilities related to discontinued operations represents our best estimate of the future net loss anticipated with respect to certain retained lease obligations as discussed in Note 13 to our consolidated financial statements; however, the ultimate loss to be recognized remains uncertain as the amount of any sub-lease income is dependent upon a variety of factors including anticipated future sublease income and market rental amounts.
Statement of Cash Flows

The following table sets forth the net cash flows, including continuing and discontinued operations, resulting in the change in our cash and cash equivalents (in thousands):

	Fiscal 2016	Fiscal 2015	Fiscal 2014
Cash provided by operating activities	$118,565	$105,373	$95,409
Cash used in investing activities	(146,491)	(13,946)	(50,355)
Cash provided by (used in) financing activities	27,367	(91,466)	(47,619)
Net change in cash and cash equivalents	$(559)	$(39)	$(2,565)
Cash and cash equivalents on hand were $6.3 million and $6.3 million at January 28, 2017 and January 30, 2016, respectively. Changes in cash flows in Fiscal 2016 and Fiscal 2015 related to operating activities, investing activities and financing activities are discussed below.

Fiscal 2016 Compared to Fiscal 2015
Operating Activities:

In Fiscal 2016 and Fiscal 2015, operating activities provided $118.6 million and $105.4 million of cash, respectively. The cash flow from operating activities was primarily the result of net earnings for the relevant period adjusted, as applicable, for non-cash activities including depreciation, amortization, equity-based compensation and loss on sale of discontinued operations as well as the net impact of changes in deferred taxes and our working capital accounts. Working capital account changes, as well as deferred taxes, had a favorable impact on cash flow from operations in both Fiscal 2016 and Fiscal 2015. In Fiscal 2016 the more significant changes in working capital accounts were a decrease in receivables, net and inventories, each of which increased cash flow from operations partially offset by the impact of an increase in other non-current assets and an increase in prepaid expenses. During Fiscal 2015 the more significant changes in working capital accounts were a decrease in receivables and an increase in non-current liabilities, each of which increased cash flow from operations, partially offset by increases in inventories and prepaid expenses each of which decreased cash flow from operations.

Investing Activities:

During Fiscal 2016, investing activities used $146.5 million of cash, while in Fiscal 2015, investing activities used $13.9 million of cash. In Fiscal 2016, we paid $95.0 million of cash for acquisitions, consisting of $92.0 million for the acquisition of Southern Tide and $3.1 million for certain acquisitions in our Lanier Apparel operating group, $49.4 million for capital expenditures and $2.0 million for the final working capital settlement associated with our Ben Sherman discontinued operations. The capital expenditures in Fiscal 2016 primarily consisted of opening, relocating and remodeling full-price retail stores and restaurants, information technology initiatives, including e-commerce capabilities, and facility enhancements for distribution centers and office locations. During Fiscal 2015, we used $73.1 million of cash for capital expenditures which primarily related to costs associated with new full-price retail stores and restaurants; facility enhancements, including the build-out of Tommy Bahama's new office in Seattle and the acquisition of additional distribution center space for our Lilly Pulitzer business; information technology initiatives, including e-commerce enhancements; and full-price retail store remodeling. Additionally, during Fiscal 2015, we received $59.3 million of proceeds for the sale of our Ben Sherman business. Other investing activities in Fiscal 2015 include the net impact of a $1.1 million investment of cash in an unconsolidated entity, partially offset by the $0.9 million proceeds from the sale of real estate.

Financing Activities:

During Fiscal 2016, financing activities provided $27.4 million of cash while in Fiscal 2015 financing activities used $91.5 million of cash. In Fiscal 2016, we increased debt primarily for the purpose of purchasing the Southern Tide business, funding our capital expenditures and payment of dividends, which in the aggregate exceeded our cash flow from operations. During Fiscal 2015, we decreased debt as cash provided by our operating activities and the proceeds from the sale of Ben Sherman exceeded our cash requirements for capital expenditures, contingent consideration payments and dividends. During Fiscal 2016 and Fiscal 2015, we paid $18.1 million and $16.6 million of dividends, respectively. In Fiscal 2015, we also paid $12.5 million for the final payment for the contingent consideration arrangement related to the Lilly Pulitzer acquisition.

We anticipate that cash flow provided by or used in financing activities in the future will be dependent upon whether our cash flow from operating activities exceeds our capital expenditures, dividend payments and any other investing or financing activities. Generally, we anticipate that excess cash, if any, will be used to repay debt on our U.S. Revolving Credit Agreement.

Fiscal 2015 Compared to Fiscal 2014
Operating Activities:

In Fiscal 2015 and Fiscal 2014, operating activities provided $105.4 million and $95.4 million of cash, respectively. The cash flow from operating activities was primarily the result of net earnings for the relevant period adjusted, as applicable, for non-cash activities including depreciation, amortization, equity-based compensation and loss on sale of discontinued operations as well as the net impact of changes in our working capital accounts. In Fiscal 2015 the more significant changes in working capital accounts were a decrease in receivables and an increase in non-current liabilities, each of which increased cash flow from operations, partially offset by increases in inventories and prepaid expenses each of which decreased cash flow from operations. In Fiscal 2014 the more significant changes in working capital were increases in current liabilities and non-current liabilities, each of which increased cash flow from operations, partially offset by increases in receivables and inventories, each of which decreased cash flow from operations.

Investing Activities:

During Fiscal 2015 and Fiscal 2014, investing activities used $13.9 million and $50.4 million of cash, respectively. In Fiscal 2015, we used $73.1 million of cash for capital expenditures and received $59.3 million of proceeds for the sale of our Ben Sherman business. Other investing activities in Fiscal 2015 include the net impact of a $1.1 million investment of cash in an unconsolidated entity, partially offset by the $0.9 million proceeds from the sale of real estate. In Fiscal 2014, investing cash flow activities consisted of purchases of property and equipment, which were primarily related to costs associated with new full-price retail stores, information technology initiatives and full-price retail store and restaurant remodeling.

Financing Activities:

During Fiscal 2015 and Fiscal 2014, financing activities used $91.5 million and $47.6 million of cash, respectively. In Fiscal 2015, we decreased debt as cash provided by our operating activities and the proceeds from the sale of Ben Sherman exceeded our cash requirements for capital expenditures, contingent consideration payments and dividends. In Fiscal 2014, we also decreased debt as cash provided by our operating activities exceeded our cash needs for capital expenditures, dividends and contingent consideration payments. In Fiscal 2015, we paid dividends of $16.6 million and $12.5 million for the final payment for the contingent consideration arrangement related to the Lilly Pulitzer acquisition, while in Fiscal 2014 we paid dividends of $13.9 million and contingent consideration of $2.5 million.

Liquidity and Capital Resources

We had $91.5 million outstanding as of January 28, 2017 under our $325 million Fourth Amended and Restated Credit Agreement ("U.S. Revolving Credit Agreement") compared to $44.0 million of borrowings outstanding as of January 30, 2016 under our Third Amended and Restated Credit Agreement ("Prior Credit Agreement"). On May 24, 2016, the U.S. Revolving Credit Agreement amended and restated the Prior Credit Agreement to (i) increase the borrowing capacity of the facility, (ii) extend the maturity of the facility and (iii) modify certain other provisions and restrictions of the Prior Credit Agreement. The U.S. Revolving Credit Agreement generally (i) is limited to a borrowing base consisting of specified percentages of eligible categories of assets, (ii) accrues variable-rate interest (weighted average borrowing rate of 2.3% as of January 28, 2017), unused line fees and letter of credit fees based upon average unused availability or utilization, (iii) requires periodic interest payments with principal due at maturity (May 2021) and (iv) is secured by a first priority security interest in substantially all of the assets of Oxford Industries, Inc. and substantially all of its domestic subsidiaries, including accounts receivable, books and records, chattel paper, deposit accounts, equipment, certain general intangibles, inventory, investment property (including the equity interests of certain subsidiaries), negotiable collateral, life insurance policies, supporting obligations, commercial tort claims, cash and cash equivalents, eligible trademarks, proceeds and other personal property.

To the extent cash flow needs exceed cash flow provided by our operations we will have access, subject to its terms, to our U.S. Revolving Credit Agreement to provide funding for operating activities, capital expenditures and acquisitions, if any. Our credit facility is also used to finance trade letters of credit for product purchases, which reduce the amounts available under our line of credit when issued. As of January 28, 2017, $4.7 million of letters of credit were outstanding against our U.S. Revolving Credit Agreement. After considering these limitations and the amount of eligible assets in our borrowing base, as applicable, as of January 28, 2017, we had $185.5 million in unused availability under the U.S. Revolving Credit Agreement, subject to certain limitations on borrowings.
Covenants, Other Restrictions and Prepayment Penalties

The U.S. Revolving Credit Agreement is subject to a number of affirmative covenants regarding the delivery of financial information, compliance with law, maintenance of property, insurance requirements and conduct of business. Also, the U.S. Revolving Credit Agreement is subject to certain negative covenants or other restrictions including, among other things, limitations on our ability to (i) incur debt, (ii) guaranty certain obligations, (iii) incur liens, (iv) pay dividends to shareholders, (v) repurchase shares of our common stock, (vi) make investments, (vii) sell assets or stock of subsidiaries, (viii) acquire assets or businesses, (ix) merge or consolidate with other companies or (x) prepay, retire, repurchase or redeem debt.
Additionally, the U.S. Revolving Credit Agreement contains a financial covenant that applies if excess availability under the agreement for three consecutive days is less than the greater of (i) $23.5 million or (ii) 10% of availability. In such case, our fixed charge coverage ratio as defined in the U.S. Revolving Credit Agreement must not be less than 1.0 to 1.0 for the immediately preceding 12 fiscal months for which financial statements have been delivered. This financial covenant continues to apply until we have maintained excess availability under the U.S. Revolving Credit Agreement of more than the greater of (i) $23.5 million or (ii) 10% of availability for 30 consecutive days.
We believe that the affirmative covenants, negative covenants, financial covenants and other restrictions under the U.S. Revolving Credit Agreement are customary for those included in similar facilities entered into at the time we entered into the U.S. Revolving Credit Agreement. During Fiscal 2016 and as of January 28, 2017, no financial covenant testing was required pursuant to our U.S. Revolving Credit Agreement or Prior Credit Agreement as the minimum availability threshold was met at all times. As of January 28, 2017, we were compliant with all covenants related to the U.S. Revolving Credit Agreement.
Other Liquidity Items:
We anticipate that we will be able to satisfy our ongoing cash requirements, which generally consist of working capital and other operating activity needs, capital expenditures, interest payments on our debt and dividends, if any, primarily from positive cash flow from operations supplemented by borrowings under our U.S. Revolving Credit Agreement. Our need for working capital is typically seasonal with the greatest requirements generally in the fall and spring of each year. Our capital needs will depend on many factors including our growth rate, the need to finance inventory levels and the success of our various products. We anticipate that at the maturity of the U.S. Revolving Credit Agreement or as otherwise deemed appropriate, we will be able to refinance the facility or obtain other financing on terms available in the market at that time. The terms of any future financing arrangements may not be as favorable as the terms of the current agreement or current market terms.
We have paid dividends in each quarter since we became a public company in July 1960. However, we may discontinue or modify dividend payments at any time if we determine that other uses of our capital, including payment of outstanding debt, funding of acquisitions, funding of capital expenditures or repurchases of outstanding shares, may be in our best interest; if our expectations of future cash flows and future cash needs outweigh the ability to pay a dividend; or if the terms of our U.S. Revolving Credit Agreement, other debt instruments or applicable law limit our ability to pay dividends. We may borrow to fund dividends in the short term based on our expectation of operating cash flows in future periods subject to the terms and conditions of the U.S. Revolving Credit Agreement, other debt instruments and applicable law. All cash flow from operations will not be paid out as dividends in all periods. For details about limitations on our ability to pay dividends, see the discussion of the U.S. Revolving Credit Agreement above.
Contractual Obligations
The following table summarizes our contractual cash obligations, as of January 28, 2017, by future period (in thousands):

	Payments Due by Period
	Less Than 1 year	1-3 Years	3-5 Years	More Than 5 Years	Total
Contractual Obligations:
U.S. Revolving Credit Agreement (1)	$—	$—	$—	$—	$—
Operating leases (2)	66,226	121,924	110,295	175,985	474,430
Minimum royalty and advertising payments pursuant to royalty agreements	5,885	9,070	7,596	—	22,551
Letters of credit	$4,717	—	—	—	4,717
Other (3)(4)(5)	—	—	—	—	—
Total	$76,828	$130,994	$117,891	$175,985	$501,698
_______________________________________________________________________________

(1)
Principal and interest amounts payable in future periods on our U.S. Revolving Credit Agreement have been excluded from the table above, as the amount that will be outstanding and interest rate during any fiscal year will be dependent upon future events which are not known at this time. During Fiscal 2016, we paid $2.6 million of interest.

(2)
Amounts to be paid in future periods for real estate taxes, insurance, other operating expenses and contingent rent applicable to the properties pursuant to the respective operating leases have been excluded from the table above, as the amounts payable in future periods are, in most cases, not quantified in the lease agreements and are dependent on factors which are not known at this time. Such amounts incurred in Fiscal 2016 totaled $23.9 million.

(3)
Amounts totaling $10.9 million of deferred compensation obligations, which are included in other non-current liabilities in our consolidated balance sheet as of January 28, 2017, have been excluded from the table above, due to the uncertainty of the timing of the payment of these obligations, which are generally at the discretion of the individual employees or upon the death of the individual, respectively.

(4)
An environmental reserve liability of $1.2 million, which is included in other non-current liabilities in our consolidated balance sheet as of January 28, 2017 and discussed in Note 6 to our consolidated financial statements included in this report, has been excluded from the above table, as we were not contractually obligated to incur these costs as of January 28, 2017 and the timing of payment, if any, is uncertain.

(5)
Non-current deferred taxes, which is the net amount of deferred tax liabilities and deferred tax assets, of $13.6 million included in our consolidated balance sheet as of January 28, 2017 and discussed in Note 8 to our consolidated financial statements included in this report have been excluded from the above table, as deferred income tax liabilities are calculated based on temporary differences between the tax basis and book basis of assets and liabilities, which will result in taxable amounts in future years when the amounts are settled at their reported financial statement amounts. As the results of these calculations do not have a direct connection with the amount of cash taxes to be paid in any future periods, scheduling deferred income tax amounts by period could be misleading.

Our anticipated capital expenditures for Fiscal 2017, which are excluded from the table above as we are generally not contractually obligated to pay these amounts as of January 28, 2017, are expected to be approximately $55 million. These expenditures are expected to consist primarily of costs associated with information technology initiatives, including e-commerce capabilities; opening, relocating and remodeling full-price retail stores and restaurants; and facilities enhancements. Our capital expenditure amounts in future years may increase or decrease from the amounts incurred in prior years or the amount expected for Fiscal 2017 depending on the information technology initiatives, full-price retail store and restaurant openings, relocations and remodels and other infrastructure requirements deemed appropriate for that year to support future expansion of our businesses.
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
Revenue Recognition and Accounts Receivable
Our revenue consists of direct to consumer sales, which includes retail store, e-commerce and restaurant sales, as well as wholesale sales. We consider revenue realized or realizable and earned when the following criteria are met: (1) persuasive evidence of an agreement exists, (2) delivery has occurred, (3) our price to the buyer is fixed or determinable and (4) collectibility is reasonably assured.
An area of judgment affecting reported revenues and net earnings involves estimating sales reserves, which represent a portion of revenues not expected to be realized. We record our revenues net of estimated discounts, allowances, co-operative advertising, operational chargebacks and returns, as appropriate. As certain allowances and other deductions are not finalized until the end of a season, program or other event which may not have occurred yet, we estimate such discounts and allowances on an ongoing basis. Significant considerations in determining our estimates for discounts, allowances, operational chargebacks and returns for wholesale customers may include historical and current trends, agreements with customers, projected seasonal results, an evaluation of current economic conditions, specific program or product expectations and retailer performance. Actual discounts and allowances to our wholesale customers have not differed materially from our estimates in prior periods. As of January 28, 2017, our total reserves for discounts, returns and allowances for our wholesale businesses were $9.3 million and, therefore, if the allowances changed by 10% it would have had a pre-tax impact of $0.9 million on earnings in Fiscal 2016. The substantial majority of these reserves relate to our Lanier Apparel business as of January 28, 2017.
As direct to consumer products may be returned after the date of original purchase by the consumer, we must make estimates of reserves for products which were sold prior to the balance sheet date but that we anticipate may be returned by the consumer subsequent to that date. The determination of direct to consumer return reserve amounts requires judgment and consideration of historical and current trends, evaluation of current economic trends and other factors. Our historical estimates of direct to consumer return reserves have not differed materially from actual results. As of January 28, 2017, our direct to consumer return reserve was $3.0 million. A 10% change in the direct to consumer return reserve as of January 28, 2017 would have had a $0.3 million pre-tax impact on earnings in Fiscal 2016.
For our wholesale receiveables, we recognize estimated reserves for bad debts based on our historical collection experience, the financial condition of our customers, an evaluation of current economic conditions and anticipated trends, each of which is subjective and requires certain assumptions. Actual charges for uncollectible amounts have not differed materially from our estimates in prior periods. As of January 28, 2017, our allowance for doubtful accounts was $0.8 million, and therefore, if the allowance for doubtful accounts changed by 10% it would have had a pre-tax impact of $0.1 million on earnings in Fiscal 2016. While the amounts deemed uncollectible have not been significant in recent years if, in the future, amounts due from significant customer(s) were deemed to be uncollectible as a result of events that occur subsequent to January 28, 2017 this could result in a material charge to our consolidated statements of operations in future periods.
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
For consolidated financial reporting, $133.8 million, or 94%, of our inventories are valued at the lower of last-in, first-out (LIFO) method cost or market after deducting the $58.1 million LIFO reserve as of January 28, 2017. The remaining $8.4 million of our inventories are valued at the lower of FIFO cost or market as of January 28, 2017. LIFO reserves are based on the Producer Price Index (PPI) as published by the United States Department of Labor. We write down inventories valued at the lower of LIFO cost or market when LIFO cost exceeds market value. We deem LIFO accounting adjustments to not only include changes in the LIFO reserve, but also changes in markdown reserves which are considered in LIFO accounting. As our LIFO inventory pool does not correspond to our operating group definitions, LIFO inventory accounting adjustments are not allocated to the respective operating groups. Thus, the impact of accounting for inventories on the LIFO method is reflected in Corporate and Other for operating group reporting purposes.
As of January 28, 2017, we had recorded a reserve of $2.2 million related to inventory on the lower of FIFO cost or market method and for inventory on the lower of LIFO cost or market method with markdowns in excess of our LIFO reserve. A 10% change in the amount of such markdowns would have a pre-tax impact of $0.2 million on earnings in Fiscal 2016. A change in the markdowns of our inventory valued at the lower of LIFO cost or market method that is not marked down in excess of our LIFO reserve typically would not be expected to have a material impact on our consolidated financial statements. A change in inventory levels, or the mix by inventory category, at the end of future fiscal years compared to inventory balances as of January 28, 2017 could result in a material impact on our consolidated financial statements as such a change may erode portions of our earlier base year layers for purposes of making our annual LIFO computation. Additionally, a change in the PPI as published by the United States Department of Labor as compared to the indexes as of January 28, 2017 could result in a material impact on our consolidated financial statements as inflation or deflation would change the amount of our LIFO reserve.
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
Goodwill and Intangible Assets, net
The cost of each acquired business is allocated to the individual tangible and intangible assets acquired and liabilities assumed or incurred as a result of the acquisition based on their estimated fair values. The assessment of the estimated fair values of assets and liabilities acquired requires us to make certain assumptions regarding the use of the acquired assets, anticipated cash flows, probabilities of cash flows, discount rates and other factors. In most of our acquisitions, significant intangible assets and goodwill were acquired resulting in $175.2 million of intangible assets and $60.0 million of goodwill in our consolidated balance sheet as of January 28, 2017.
Our intangibles assets primarily consist of trademarks, reacquired rights and customer relationships. Goodwill is recognized as the amount by which the cost to acquire a company or group of assets exceeds the fair value of assets acquired less any liabilities assumed at acquisition. See Note 4 in our consolidated financial statements included in this report for further details about our various intangible assets and goodwill amounts.
The fair values and useful lives of these intangible assets and goodwill are estimated based on our assessment as well as independent third party appraisals in some cases. Such valuations, which are dependent upon a number of uncertain factors, may include a discounted cash flow analysis of anticipated revenues and expenses or cost savings resulting from the acquired intangible asset using an estimate of a risk-adjusted market-based cost of capital as the discount rate. The valuation of intangible assets and goodwill requires significant judgment due to the variety of uncertain factors, including planned use of the intangible assets as well as estimates of net sales, royalty income, operating income, growth rates, royalty rates for the trademarks, discount rates and income tax rates, among other factors. The use of different assumptions related to these uncertain factors at acquisition could result in a material change to the amounts of intangible assets initially recorded at acquisition, which could result in a material impact on our consolidated financial statements.
Trademarks with indefinite lives and goodwill are not amortized but instead evaluated, either qualitatively or quantitatively, for impairment annually as of the first day of the fourth quarter of our fiscal year or more frequently if events or circumstances indicate that the intangible asset or goodwill might be impaired. The evaluation of the recoverability of trademarks with indefinite lives and goodwill includes valuations based on a discounted cash flow analysis which is typically similar to the analysis performed at acquisition. This approach is dependent upon a number of uncertain factors, including those used in the initial valuation of the intangible assets and goodwill listed above. Such estimates involve significant uncertainty, and if our plans or anticipated results change, the impact on our financial statements could be significant. If this analysis indicates an impairment of a trademark with an indefinite useful life, the amount of the impairment is recognized in the consolidated financial statements based on the amount that the carrying value exceeds the estimated fair value of the asset.
Amortization of intangible assets with finite lives, which primarily consist of reacquired rights and customer relationships, is recognized over their estimated useful lives using the straight line method of amortization or another method of amortization that reflects the pattern in which the economic benefits of the intangible assets are consumed or otherwise realized. We amortize our intangible assets with finite lives for periods of up to 20 years. The determination of an appropriate useful life for amortization is based on the remaining contractual period, as applicable, our plans for the intangible asset as well as factors outside of our control, including customer attrition. Intangible assets with finite lives are reviewed for impairment periodically if events or changes in circumstances indicate that the carrying amount may not be recoverable. If expected future discounted cash flows from operations are less than their carrying amounts, an asset is determined to be impaired and a loss is recorded for the amount by which the carrying value of the asset exceeds its fair value. Amortization related to intangible assets with finite lives totaled $2.2 million during Fiscal 2016 and is anticipated to be approximately $2.2 million in Fiscal 2017.
Intangible asses and goodwill acquired in recent transactions are naturally more susceptible to impairment, primarily due to the fact that they are recorded at fair value based on recent operating plans and macroeconomic conditions present at the time of acquisition. Consequently if operating results, plans for the acquired business and/or macroeconomic conditions change after an acquisition, it could result in the impairment of the acquired assets. A change in macroeconomic conditions may not only impact the estimated operating cash flows used in our cash flow models but may also impact other assumptions used in our analysis, including but not limited to, the risk-adjusted market-based cost of capital and/or discount rates. Additionally, we are required to ensure that assumptions used to determine fair value in our analyses are consistent with the assumptions a hypothetical market participant would use. Therefore the cost of capital discount rates used in our analyses may increase or decrease based on market conditions and trends regardless of whether our actual cost of capital changed. As we acquired Southern Tide in Fiscal 2016 and recorded a significant amount of intangible assets and goodwill related to this acquisition the assets recognized are more sensitive to changes in assumptions than our other intangible assets and goodwill amounts.
In Fiscal 2016, Fiscal 2015 and Fiscal 2014, no impairment charges related to intangible assets or goodwill were recognized.
Other Fair Value Measurements
For many assets and liabilities the determination of fair value may not require the use of many assumptions or other estimates. However, in some cases the assumptions or inputs associated with the determination of fair value as of a measurement date may require the use of many assumptions and may be internally derived or otherwise unobservable. We utilize certain market-based and internally derived information and make assumptions about the information in determining the fair values of assets and liabilities acquired as part of a business combination, as well as in other circumstances, adjusting previously recorded assets and liabilities to fair value at each balance sheet date, including the fair value of any contingent consideration obligations and any lease loss obligations incurred, and assessing recognized assets for impairment, including intangible assets, goodwill and property and equipment as discussed above.
As noted above, the cost of each acquired business is allocated to the individual tangible and intangible assets acquired and liabilities assumed or incurred as a result of the acquisition based on its estimated fair value. The assessment of the estimated fair values of assets and liabilities acquired requires us to make certain assumptions regarding the use of the acquired assets, anticipated cash flows, probabilities of cash flows, discount rates and other factors. To the extent information to revise the allocation becomes available during the allocation period the allocation of the purchase price will be adjusted. Should information become available after the allocation period indicating that adjustments to the allocation are appropriate, those adjustments will be included in operating results.
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
In connection with certain acquisitions, we have entered into contingent consideration arrangements to compensate the sellers if certain targets are achieved. For a contingent consideration arrangement, if any, as of the date of acquisition we must determine the fair value of the contingent consideration which would estimate the discounted fair value of any expected payments. Such valuation requires assumptions regarding anticipated cash flows, probabilities of cash flows, discount rates and other factors, each requiring a significant amount of judgment. Subsequent to the date of acquisition, we are required to periodically adjust the liability for the contingent consideration to reflect the fair value of the contingent consideration by reassessing any valuation assumptions as of the balance sheet date.
From time to time, we may recognize certain obligations related to certain leased space associated with exiting retail or office space. In these cases, we must determine the net loss related to the space if the anticipated cash outflows for the space exceed the estimated cash inflows related to the space. While estimated cash outflows are generally known since there is an underlying lease, the estimated cash inflows for sublease rental income and other costs are often very subjective if there is not a sub-lease agreement in place at that time since those amounts are dependent upon many factors including, but not limited to, whether a sub-tenant will be obtained, the time required to obtain the sub-tenant as well as the rent payments and any tenant allowances agreed with the sub-tenant as part of the future lease negotiations. Also, it is possible that we could negotiate a lease termination in the future that would differ from the amount of the required payments pursuant to the lease agreement.
As of January 30, 2016, we have amounts in non-current liabilities related to discontinued operations totaling $5.4 million related to retained leases associated with our former Ben Sherman operations. In Fiscal 2016 we took a charge of $2.8 million related to these retained lease obligations based on our updated assessment of the losses associated with the retained lease obligations. As we do not currently have a sub-lease tenant identified for the spaces or negotiated lease terminations with landlords, we have made certain assumptions about the estimated cash inflows that could partially offset cash outflows for the in-place leases. Our estimate of the liability related to the lease could change significantly as we obtain better information in the future or if our current assumptions do not materialize. The assumptions made by another party related to such leases could be different than the assumptions made by us. See Note 13 in our consolidated financial statements included in this report for further discussion of discontinued operations and the related lease obligations.
Income Taxes
We recognize deferred tax assets to the extent we believe these assets are more likely than not to be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, taxable income in carryback years, tax-planning strategies, and results of recent operations. Valuation allowances are established when we determine that it is more-likely-than-not that some portion or all of a deferred tax asset will not be realized.
Valuation allowances, which total $4.1 million as of January 28, 2017, are analyzed periodically and adjusted as events occur or circumstances change that would indicate adjustments to the valuation allowances are appropriate. Valuation allowance amounts could have a material impact on our consolidated statements of operations in the future if assumptions related to valuation allowances changed significantly. Additionally, the timing of recognition of a valuation allowance or any reversal of a valuation allowance requires a significant amount of judgment to assess all the positive and negative evidence, particularly when operating results in the respective jurisdiction have changed or are expected to change from losses to income or from income to losses. As realization of deferred tax assets and liabilities is dependent upon future taxable income in specific jurisdictions, changes in tax laws and rates and shifts in the amount of taxable income among state and foreign jurisdictions may have a significant impact on the amount of benefit ultimately realized for deferred tax assets and liabilities.
As a global company, we are subject to income taxes in a number of domestic and foreign jurisdictions. Therefore, our income tax provision involves many uncertainties due to not only the timing differences of income for financial statement reporting and tax return reporting, but also the application of complex tax laws and regulations, which are subject to interpretation and management judgment. The use of different assumptions or a change in our assumptions related to book to tax timing differences, our determination of whether foreign investments or earnings are permanently reinvested, the ability to realize uncertain tax positions, the appropriateness of valuation allowances, a reduction in valuation allowances or other considerations, transfer pricing practices, the impact of our tax planning strategies and the jurisdictions or significance of earnings in future periods each could have a significant impact on our income tax rate. Additionally, factors impacting income taxes including changes in tax laws or interpretations, court case decisions, statute of limitation expirations or audit settlements could have a significant impact on our income tax rate. An increase in our consolidated income tax rate from 37.0% to 38.0% during Fiscal 2016 would have reduced net earnings by $0.9 million.
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
As of January 28, 2017, all of our $91.5 million of debt outstanding was subject to variable interest rates. Our U.S. Revolving Credit Agreement accrues interest based on variable interest rates while providing the necessary borrowing flexibility we require due to the seasonality of our business and our need to fund certain product purchases with trade letters of credit. During Fiscal 2016, our interest expense was $3.4 million. Based on the average amount of variable-rate debt outstanding in Fiscal 2016, a 100 basis point increase in interest rates would have increased our interest expense by $1.0 million. To the extent that the amounts outstanding under our variable-rate lines of credit increase or decrease, our exposure to changes in interest rates would also change.
We anticipate that our average borrowings for Fiscal 2017 will generally be comparable to our average borrowings for Fiscal 2016 as Fiscal 2017 will include the full year impact of the borrowings associated with the April 2016 Southern Tide acquisition partially offset by the impact of our cash flow from operations. Interest rates in the financial markets increased in Fiscal 2016 and there are indications that interest rates may increase further in Fiscal 2017 which would increase our borrowing rates. Accordingly, we anticipate that our interest expense will be higher in Fiscal 2017 than Fiscal 2016.
Foreign Currency Risk
To the extent that we have assets, liabilities, revenues or expenses, denominated in foreign currencies that are not hedged, we are subject to foreign currency transaction and translation gains and losses. As of January 28, 2017, our foreign currency exchange risk exposure primarily results from transactions of our businesses operating outside of the United States, which is primarily related to (1) our Tommy Bahama operations in Canada, Australia and Japan purchasing goods in United States dollars or other currencies which are not the functional currency of the business and (2) certain other transactions, including intercompany transactions.
Less than 5% of our net sales in Fiscal 2016 were denominated in currencies other than the United States dollar, while substantially all of our inventory purchases, including goods for operations in Canada, Japan and Australia, from contract manufacturers throughout the world are denominated in United States dollars. Purchase prices for our products may be impacted by fluctuations in the exchange rate between the United States dollar and the local currencies of the contract manufacturers, which may have the effect of increasing our cost of goods sold in the future even though our inventory is purchased on a United States dollar arrangement. Additionally, to the extent that the exchange rate between the United States dollar and the currency that the inventory will be sold in (e.g. the Canadian dollar, Australian dollar or Japanese Yen) changes, the gross margins of those businesses could be impacted significantly, particularly if we are not able to increase sales prices to our customers.
We may enter into short-term forward foreign currency exchange contracts in the ordinary course of business to mitigate a portion of the risk associated with foreign currency exchange rate fluctuations related to purchases of inventory or selling goods in currencies other than the functional currencies by certain of our foreign operations. As of January 28, 2017, we were not a party to any foreign currency forward exchange contracts. Due to the limited magnitude and the uncertainty about timing of cash flows provided by or used in the Tommy Bahama operations in Canada, Australia and Japan, we have not historically entered into forward foreign currency exchange contract for these operations. However, it may be appropriate in the future to enter into hedging arrangements for these operations. At this time, we do not anticipate that the impact of foreign currency changes on Tommy Bahama's international operations would have a material impact on Tommy Bahama's operating income or our consolidated net earnings in Fiscal 2017 given the proportion of Tommy Bahama's operations in international markets.
In addition to foreign currency risks related to specific transactions listed above, we also have foreign currency exposure risk associated with translating the financial statements of our foreign operations with a functional currency other than the United States dollar into United States dollars for financial reporting purposes. A strengthening United States dollar could result in lower levels of sales and earnings in our consolidated statements of operations in future periods although the sales and earnings in the foreign currencies could be equal to or greater than amounts as reported in the prior year. Alternatively, if foreign operations have operating losses, then a strengthening United States dollar could result in lower losses although the losses in foreign currencies could be equal to or greater than amounts as previously reported.
We view our foreign investments as long term and we generally do not hedge such foreign investments. Also, we do not hold or issue any derivative financial instruments related to foreign currency exposure for speculative purposes.
Commodity and Inflation Risk
We are affected by inflation and changing prices through the purchase of full-package finished goods from contract manufacturers, who manufacture products consisting of various raw material components. Inflation/deflation risks are managed by each operating group through, when possible, negotiating product prices in advance, selective price increases, productivity improvements and cost containment initiatives. We have not historically entered into significant long-term sales or purchase contracts or engaged in hedging activities with respect to our commodity risk.

Item 8.    Financial Statements and Supplementary Data

OXFORD INDUSTRIES, INC. CONSOLIDATED BALANCE SHEETS ($ in thousands, except par amounts)

	January 28, 2017	January 30, 2016
ASSETS
Current Assets
Cash and cash equivalents	$6,332	$6,323
Receivables, net	58,279	59,065
Inventories, net	142,175	129,136
Prepaid expenses	24,842	22,272
Total Current Assets	$231,628	$216,796
Property and equipment, net	193,931	184,094
Intangible assets, net	175,245	143,738
Goodwill	60,015	17,223
Other non-current assets, net	24,340	20,839
Total Assets	$685,159	$582,690
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable	$76,825	$68,306
Accrued compensation	19,711	30,063
Other accrued expenses and liabilities	32,000	28,136
Liabilities related to discontinued operations	2,860	2,394
Total Current Liabilities	$131,396	$128,899
Long-term debt	91,509	43,975
Other non-current liabilities	70,002	67,188
Deferred taxes	13,578	3,657
Liabilities related to discontinued operations	2,544	4,571
Commitments and contingencies
Shareholders' Equity
Common stock, $1.00 par value per share	16,769	16,601
Additional paid-in capital	131,144	125,477
Retained earnings	233,493	199,151
Accumulated other comprehensive loss	(5,276)	(6,829)
Total Shareholders' Equity	$376,130	$334,400
Total Liabilities and Shareholders' Equity	$685,159	$582,690
   See accompanying notes.

OXFORD INDUSTRIES, INC. CONSOLIDATED STATEMENTS OF OPERATIONS ($ and shares in thousands, except per share amounts)

	Fiscal 2016	Fiscal 2015	Fiscal 2014
Net sales	$1,022,588	$969,290	$920,325
Cost of goods sold	439,814	411,185	402,376
Gross profit	$582,774	$558,105	$517,949
SG&A	507,070	475,031	439,069
Royalties and other operating income	14,180	14,440	13,939
Operating income	$89,884	$97,514	$92,819
Interest expense, net	3,421	2,458	3,236
Earnings from continuing operations before income taxes	$86,463	$95,056	$89,583
Income taxes	31,964	36,519	35,786
Net earnings from continuing operations	$54,499	$58,537	$53,797
Loss from discontinued operations, net of taxes	(2,038)	(27,975)	(8,039)
Net earnings	$52,461	$30,562	$45,758

Net earnings from continuing operations per share:
Basic	$3.30	$3.56	$3.27
Diluted	$3.27	$3.54	$3.27
Loss from discontinued operations, net of taxes, per share:
Basic	$(0.12)	$(1.70)	$(0.49)
Diluted	$(0.12)	$(1.69)	$(0.49)
Net earnings per share:
Basic	$3.18	$1.86	$2.79
Diluted	$3.15	$1.85	$2.78
Weighted average shares outstanding:
Basic	16,522	16,456	16,429
Diluted	16,649	16,559	16,471
Dividends declared per share	$1.08	$1.00	$0.84
   See accompanying notes.

OXFORD INDUSTRIES, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME ($ in thousands)

	Fiscal 2016	Fiscal 2015	Fiscal 2014
Net earnings	$52,461	$30,562	$45,758
Other comprehensive income, net of taxes:
Foreign currency translation adjustment	1,553	24,071	(7,617)
Net (loss) gain on cash flow hedges	—	(746)	1,081
Total other comprehensive income (loss), net of taxes	$1,553	$23,325	$(6,536)
Comprehensive income	$54,014	$53,887	$39,222
   See accompanying notes.

OXFORD INDUSTRIES, INC. CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY ($ in thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
February 1, 2014	$16,416	$114,021	$153,344	$(23,618)	$260,163
Net earnings and other comprehensive loss	—	—	45,758	(6,536)	39,222
Shares issued under equity plans	62	928	—	—	990
Compensation expense for equity awards	—	4,103	—	—	4,103
Cash dividends declared and paid	—	—	(13,873)	—	(13,873)
January 31, 2015	$16,478	$119,052	$185,229	$(30,154)	$290,605
Net earnings and other comprehensive income	—	—	30,562	23,325	53,887
Shares issued under equity plans	123	1,184	—	—	1,307
Compensation expense for equity awards	—	5,241	—	—	5,241
Cash dividends declared and paid	—	—	(16,640)	—	(16,640)
January 30, 2016	$16,601	$125,477	$199,151	$(6,829)	$334,400
Net earnings and other comprehensive income	—	—	52,461	1,553	54,014
Shares issued under equity plans	196	1,061	—	—	1,257
Compensation expense for equity awards	—	6,445	—	—	6,445
Repurchase of shares	(28)	(1,839)	—	—	(1,867)
Cash dividends declared and paid	—	—	(18,119)	—	(18,119)
January 28, 2017	$16,769	$131,144	$233,493	$(5,276)	$376,130
   See accompanying notes.

OXFORD INDUSTRIES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS ($ in thousands)

	Fiscal 2016	Fiscal 2015	Fiscal 2014
Cash Flows From Operating Activities:
Net earnings	$52,461	$30,562	$45,758
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation	40,069	34,476	35,165
Amortization of intangible assets	2,150	1,951	2,481
Equity compensation expense	6,445	5,241	4,103
Change in fair value of contingent consideration	—	—	275
Amortization of deferred financing costs	693	385	385
Loss on sale of discontinued operations	—	20,517	—
Gain on sale of property and equipment	—	(853)	—
Deferred income taxes	7,880	(361)	(3,217)
Changes in working capital, net of acquisitions and dispositions, if any:
Receivables, net	7,377	11,371	(5,672)
Inventories, net	4,222	(8,058)	(7,101)
Prepaid expenses	(1,799)	(2,641)	(1,646)
Current liabilities	434	(553)	18,314
Other non-current assets, net	(2,086)	1,819	37
Other non-current liabilities	719	11,517	6,527
Cash provided by operating activities	$118,565	$105,373	$95,409
Cash Flows From Investing Activities:
Acquisitions, net of cash acquired	(95,046)	—	—
Purchases of property and equipment	(49,415)	(73,082)	(50,355)
Proceeds from sale of discontinued operations	(2,030)	59,336	—
Other investing activities	—	(200)	—
Cash used in investing activities	$(146,491)	$(13,946)	$(50,355)
Cash Flows From Financing Activities:
Repayment of revolving credit arrangements	(430,995)	(345,485)	(352,784)
Proceeds from revolving credit arrangements	478,529	281,852	320,548
Deferred financing costs paid	(1,438)	—	—
Payment of contingent consideration amounts earned	—	(12,500)	(2,500)
Proceeds from issuance of common stock	1,257	1,307	990
Repurchase of stock awards for employee tax withholding liabilities	(1,867)	—	—
Cash dividends declared and paid	(18,119)	(16,640)	(13,873)
Cash provided by (used in) financing activities	$27,367	$(91,466)	$(47,619)
Net change in cash and cash equivalents	$(559)	$(39)	$(2,565)
Effect of foreign currency translation on cash and cash equivalents	568	1,081	(637)
Cash and cash equivalents at the beginning of year	6,323	5,281	8,483
Cash and cash equivalents at the end of year	$6,332	$6,323	$5,281
Supplemental disclosure of cash flow information:
Cash paid for interest, net	$2,626	$2,301	$3,297
Cash paid for income taxes	$29,872	$35,369	$41,806
   See accompanying notes.

OXFORD INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 28, 2017

Note 1. Summary of Significant Accounting Policies
Principal Business Activity
We are a global apparel company that designs, sources, markets and distributes products bearing the trademarks of our Tommy Bahama®, Lilly Pulitzer® and Southern Tide® lifestyle brands, other owned brands and licensed brands as well as private label apparel products. We distribute our owned lifestyle branded products through our direct to consumer channel, consisting of retail stores and e-commerce sites, and our wholesale distribution channel, which includes better department stores and specialty stores. Additionally, we operate Tommy Bahama restaurants, generally adjacent to selected Tommy Bahama retail stores. Our branded and private label apparel products of Lanier Apparel are distributed through department stores, national chains, warehouse clubs, specialty stores, specialty catalogs and internet retailers.
Unless otherwise indicated, all references to assets, liabilities, revenues and expenses in our consolidated financial statements reflect continuing operations and exclude any amounts related to the discontinued operations of our former Ben Sherman operating group, as discussed in Note 13.
Fiscal Year
We operate and report on a 52/53 week fiscal year. Our fiscal year ends on the Saturday closest to January 31. As used in our consolidated financial statements, the terms Fiscal 2014, Fiscal 2015, Fiscal 2016 and Fiscal 2017 reflect the 52 weeks ended January 31, 2015; 52 weeks ended January 30, 2016; 52 weeks ended January 28, 2017; and 53 weeks ending February 3, 2018, respectively.
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
We account for investments in which we exercise significant influence, but do not control via voting rights and were determined to not be the primary beneficiary, using the equity method of accounting. Generally, we determine that we exercise significant influence over a corporation or a limited liability company when we own 20% or more or 3% or more, respectively, of the voting interests unless the facts and circumstances of that investment do not indicate that we have the ability to exhibit significant influence. Under the equity method of accounting, original investments are recorded at cost, and are subsequently adjusted for our contributions to, distributions from and share of income or losses of the entity. Our investments accounted for using the equity method of accounting are included in other non-current assets in our consolidated balance sheets, while the income or loss related to our investments accounted for using the equity method of accounting is included in royalties and other operating income in our consolidated statements of operations.
All significant intercompany accounts and transactions are eliminated in consolidation.
Business Combinations
The cost of each acquired business is allocated to the individual tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. The assessment of the estimated fair values of assets and liabilities acquired requires us to make certain assumptions regarding the use of the acquired assets, anticipated cash flows, probabilities of cash flows, discount rates and other factors. The purchase price allocation may be revised during an allocation period as necessary when, and if, information becomes available to revise the fair values of the assets acquired and the liabilities assumed. The allocation period will not exceed one year from the date of the acquisition. Should information become available after the allocation period indicating that an adjustment to the purchase price allocation is appropriate, that adjustment will be included

OXFORD INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 1. Summary of Significant Accounting Policies (Continued)

in our consolidated statements of operations. Transaction costs related to business combinations are included in SG&A in our consolidated statements of operations as incurred. Refer to Note 12 for additional disclosures related to business combinations.
Revenue Recognition and Accounts Receivable
Our revenue, which is recognized net of applicable taxes in our consolidated statements of operations, consists of direct to consumer sales, which include retail store, e-commerce and restaurant and sales, and wholesale sales. We consider revenue realized or realizable and earned when the following criteria are met: (1) persuasive evidence of an agreement exists, (2) delivery has occurred, (3) our price to the buyer is fixed or determinable and (4) collectibility is reasonably assured.
Retail store, e-commerce and restaurant revenues are recognized at the time of sale to consumers, which is at the time of purchase for retail and restaurant transactions and the time of delivery to consumers for e-commerce sales. Each of these types of transactions requires payment at the time of the transaction, which is typically made via a credit card and collected by us upon settlement of the credit card transaction within a few days. Retail store, e-commerce and restaurant revenues are recorded net of estimated returns and discounts, as applicable.
For sales within our wholesale operations, we consider a submitted purchase order or some form of electronic communication from the customer requesting shipment of the goods to be persuasive evidence of an agreement. For substantially all of our wholesale sales, our products are considered sold and delivered at the time of shipment. For certain transactions in which the goods do not pass through our owned or third party distribution centers and title and the risks and rewards of ownership pass at the time the goods leave the foreign port, revenue is recognized at that time.
In the normal course of business we offer certain discounts or allowances to our wholesale customers. Wholesale sales are recorded net of such discounts and allowances, as well as advertising support not specifically relating to the reimbursement for actual advertising expenses by our customers, operational chargebacks and provisions for estimated returns. As certain allowances and other deductions are not finalized until the end of a season, program or other event which may not have occurred yet, we estimate such discounts and allowances on an ongoing basis. Significant considerations in determining our estimates for discounts, allowances, operational chargebacks and returns for wholesale customers may include historical and current trends, agreements with customers, projected seasonal results, an evaluation of current economic conditions, specific program or product expectations and retailer performance. We record the discounts, returns and allowances as a reduction to net sales in our consolidated statements of operations and a reduction to receivables, net in our consolidated balance sheets. As of January 28, 2017 and January 30, 2016, reserve balances related to these items were $9.3 million and $8.4 million, respectively.
We extend credit to certain wholesale customers based on an evaluation of the customer's financial capacity and condition, usually without requiring collateral. In circumstances where we become aware of a specific wholesale customer's inability to meet its financial obligations, a specific reserve for bad debt is taken as a reduction to accounts receivable to reduce the net recognized receivable to the amount reasonably expected to be collected. Such amounts are written off at the time that the amounts are not considered collectible. For all other wholesale customers, we recognize estimated reserves for bad debts based on our historical collection experience, the financial condition of our customers, an evaluation of current economic conditions and anticipated trends, each of which is subjective and requires certain assumptions. We include such charges and write-offs in SG&A in our consolidated statements of operations and as a reduction to receivables, net in our consolidated balance sheets. As of January 28, 2017 and January 30, 2016, bad debt reserve balances were $0.8 million and $0.5 million, respectively.
Gift cards and merchandise credits issued by us are recorded as a liability until they are redeemed, at which point revenue is recognized. We recognize breakage income for gift cards and merchandise credits, subject to applicable laws in certain states, using the redemption recognition method or in some cases when we determine that the likelihood of the redemption of the gift cards and merchandise credits is remote. Deferred revenue for gift cards purchased by consumers and merchandise credits received by customers but not yet redeemed, less any breakage income recognized to date, is included in other accrued expenses and liabilities in our consolidated balance sheets and totaled $9.5 million and $8.5 million as of January 28, 2017 and January 30, 2016, respectively. Gift card breakage, which was not material in any period presented, is included in net sales in our consolidated statements of operations.
Royalties from the license of our owned brands, which are generally based on the greater of a percentage of the licensee's actual net sales or a contractually determined minimum royalty amount, are recorded based upon the guaranteed minimum

OXFORD INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 1. Summary of Significant Accounting Policies (Continued)

levels and adjusted as sales data, or estimates thereof, is received from licensees. In some cases, we may receive initial payments for the grant of license rights, which are recognized as revenue over the term of the license agreement. Royalty income was $14.0 million, $14.2 million and $13.7 million during Fiscal 2016, Fiscal 2015 and Fiscal 2014, respectively, and is included in royalties and other operating income in our consolidated statements of operations.
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
Distribution network costs, including costs associated with preparing goods to ship to customers and our costs to operate our distribution facilities as well as shipping and handling, are included as a component of SG&A. We consider distribution network costs to be the costs associated with operating our distribution centers, as well as the costs paid to third parties who perform those services for us. In Fiscal 2016, Fiscal 2015 and Fiscal 2014, distribution network costs, including shipping and handling, included in SG&A totaled $23.6 million, $21.6 million and $19.8 million, respectively. We generally classify amounts billed to customers for shipping and handling fees in net sales, and classify outbound shipping costs in cost of goods sold in our consolidated statements of operations.
All costs associated with advertising, promotion and marketing of our products are expensed during the period when the advertisement is first shown. Costs associated with cooperative advertising programs under which we agree to make general contributions to our wholesale customers' advertising and promotional funds are generally recorded as a reduction to net sales as recognized. If we negotiate an advertising plan and share in the cost for an advertising plan that is for specific ads run for products purchased by the customer from us, and the customer is required to provide proof that the advertisement was run, such costs are generally recognized as SG&A. Advertising, promotion and marketing expenses included in SG&A for Fiscal 2016, Fiscal 2015 and Fiscal 2014 were $42.6 million, $34.5 million and $32.2 million, respectively. Prepaid advertising, promotion and marketing expenses included in prepaid expenses in our consolidated balance sheets as of January 28, 2017 and January 30, 2016 were $3.7 million and $2.5 million, respectively.
Royalties related to our license of third party brands, which are generally based on the greater of a percentage of our actual net sales for the brand or a contractually determined minimum royalty amount, are recorded based upon the guaranteed minimum levels and adjusted based on net sales of the branded products, as appropriate. In some cases, we may be required to make certain up-front payments for the license rights, which are deferred and recognized as royalty expense over the term of the license agreement. Royalty expenses recognized as SG&A in Fiscal 2016, Fiscal 2015 and Fiscal 2014 were $4.8 million, $4.6 million and $5.3 million, respectively.
Cash and Cash Equivalents
We consider cash equivalents to be short-term investments with original maturities of three months or less for purposes of our consolidated statements of cash flows.
Inventories, net

OXFORD INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 1. Summary of Significant Accounting Policies (Continued)

Substantially all of our inventories are finished goods inventories of apparel, accessories, footwear and related products. Inventories are valued at the lower of cost or market.
For operating group reporting, inventory is carried at the lower of FIFO cost or market. We continually evaluate the composition of our inventories for identification of distressed inventory. In performing this evaluation we consider slow-turning products, an indication of lack of consumer acceptance of particular products, prior-seasons' fashion products, broken assortments, and current levels of replenishment program products as compared to expected sales. We estimate the amount of goods that we will not be able to sell in the normal course of business and write down the value of these goods as necessary. As the amount to be ultimately realized for the goods is not necessarily known at period end, we must utilize certain assumptions considering historical experience, inventory quantity, quality, age and mix, historical sales trends, future sales projections, consumer and retailer preferences, market trends, general economic conditions and our plans to sell the inventory. Also, we provide an allowance for shrinkage, as appropriate, for the period between the last inventory count and each balance sheet date.
For consolidated financial reporting, as of January 28, 2017 and January 30, 2016, $133.8 million, or 94%, and $120.9 million, or 94%, of our inventories were valued at the lower of LIFO cost or market after deducting our LIFO reserve. The remaining $8.4 million and $8.3 million of our inventories were valued at the lower of FIFO cost or market as of January 28, 2017 and January 30, 2016, respectively. Generally, inventories of our domestic operations are valued at the lower of LIFO cost or market, and our inventories of our international operations are valued at the lower of FIFO cost or market. LIFO reserves are based on the Producer Price Index as published by the United States Department of Labor. We write down inventories valued at the lower of LIFO cost or market when LIFO cost exceeds market value. We deem LIFO accounting adjustments to not only include changes in the LIFO reserve, but also changes in markdown reserves which are considered in LIFO accounting. As our LIFO inventory pool does not correspond to our operating group definitions, LIFO inventory accounting adjustments are not allocated to the respective operating groups. Thus, the impact of accounting for inventories on the LIFO method is reflected in Corporate and Other for operating group reporting purposes included in Note 2.
There were no material LIFO inventory layer liquidations in Fiscal 2016, Fiscal 2015 or Fiscal 2014. As of January 28, 2017 and January 30, 2016, the LIFO reserves included in our consolidated balance sheets were $58.0 million and $59.4 million, respectively.
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

OXFORD INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 1. Summary of Significant Accounting Policies (Continued)

Substantially all of our depreciation expense is included in SG&A in our consolidated statements of operations, with the only depreciation included elsewhere within our consolidated statements of operations reflecting depreciation associated with our manufacturing, sourcing and procurement processes, which is included in cost of goods sold. During Fiscal 2016, $1.9 million of property and equipment impairment charges were recognized related to information technology assets and outlet store assets. No material impairment of fixed assets was recognized in Fiscal 2015 or Fiscal 2014. Depreciation by operating group, as discussed in Note 2, and in our consolidated statements of cash flows includes any fixed asset impairment charges.
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
We recognize amortization of intangible assets with finite lives, which primarily consist of reacquired rights and customer relationships, over the estimated useful lives of the intangible assets using the straight line method or a method of amortization that reflects the pattern in which the economic benefits of the intangible assets are consumed or otherwise realized. Certain of our intangible assets with finite lives may be amortized over periods of up to 20 years in some cases. The determination of an appropriate useful life for amortization considers the remaining contractual period of the reacquired right, as applicable, our plans for the intangible assets and factors outside of our control, including expected customer attrition. Amortization of intangible assets is included in SG&A in our consolidated statements of operations. Intangible assets with finite lives are reviewed for impairment periodically if events or changes in circumstances indicate that the carrying amount may not be recoverable. If expected future discounted cash flows resulting from the intangible assets are less than their carrying amounts, an asset is determined to be impaired and a loss is recorded for the amount by which the carrying value of the asset exceeds its fair value. No impairment of intangible assets with finite lives was recognized during any period presented.
Goodwill, net
Goodwill is recognized as the amount by which the cost to acquire a company or group of assets exceeds the fair value of tangible and intangible assets acquired less any liabilities assumed at acquisition. Thus, the amount of goodwill recognized in connection with a business combination is dependent upon the fair values assigned to the individual assets acquired and liabilities assumed in a business combination. Goodwill is allocated to the respective reporting unit at the time of acquisition.

OXFORD INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 1. Summary of Significant Accounting Policies (Continued)

Goodwill is not amortized but instead is evaluated for impairment annually or more frequently if events or circumstances indicate that the goodwill might be impaired.
We test, either qualitatively or as a two-step quantitative evaluation, goodwill for impairment as of the first day of the fourth quarter of our fiscal year or when impairment indicators exist. The qualitative factors that we use to determine the likelihood of goodwill impairment, as well as to determine if an interim test is appropriate, include: (a) macroeconomic conditions, (b) industry and market considerations, (c) cost factors, (d) overall financial performance, (e) other relevant entity-specific events, (f) events affecting a reporting unit, (g) a sustained decrease in share price, or (h) other factors as appropriate. In the event we determine that we will bypass the qualitative impairment option or if we determine that a quantitative test is appropriate, the quantitative test includes valuations of each applicable underlying business using fair value techniques and market comparables, which may include a discounted cash flow analysis or an independent appraisal. Significant estimates, some of which may be very subjective, considered in such a discounted cash flow analysis are future cash flow projections of the business, the discount rate, which estimates the risk-adjusted market based cost of capital, income tax rates and other assumptions. The estimates and assumptions included in the two-step evaluation of the recoverability of goodwill involve significant uncertainty, and if our plans or anticipated results change, the impact on our financial statements could be significant.
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
Officers' life insurance policies that are owned by us, which are included in other non-current assets, net, are recorded at their cash surrender value, less any outstanding loans associated with the life insurance policies that are payable to the life insurance company with which the policy is outstanding. As of January 28, 2017 and January 30, 2016, the officers' life insurance policies, net, recorded in our consolidated balance sheets totaled $5.1 million and $4.9 million, respectively.
Deferred financing costs for our revolving credit agreements are included in other non-current assets, net in our consolidated financial statements. Deferred financing costs are amortized on a straight-line basis, which approximates the effective interest method over the life of the related debt. Amortization expense and write-off of deferred financing costs, which are included in interest expense in our consolidated statements of operations, was $0.7 million, $0.4 million and $0.4 million during Fiscal 2016, Fiscal 2015 and Fiscal 2014, respectively. Unamortized deferred financing costs included in other non-current assets, net totaled $1.8 million and $1.1 million at January 28, 2017 and January 30, 2016, respectively.
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
The total value of the assets set aside for potential deferred compensation liabilities, which are included in other non-current assets, net, as of January 28, 2017 and January 30, 2016 was $11.0 million and $9.6 million, respectively, substantially all of which are held in a rabbi trust. Substantially all the assets set aside for potential deferred compensation liabilities are life insurance policies recorded at their cash surrender value, less any outstanding loans associated with the life insurance policies that are payable to the life insurance company with which the policy is outstanding. The liabilities associated with the non-

OXFORD INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 1. Summary of Significant Accounting Policies (Continued)

qualified deferred compensation plan are included in other non-current liabilities in our consolidated balance sheets and totaled $10.9 million and $10.6 million at January 28, 2017 and January 30, 2016, respectively.
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
Legal and Other Contingencies
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
In connection with acquisitions, we may enter into contingent consideration arrangements, which provide for the payment of additional purchase consideration to the sellers if certain performance criteria are achieved during a specified period. We must recognize the fair value of the contingent consideration based on its estimated fair value at the date of acquisition. Such valuation requires assumptions regarding anticipated cash flows, probabilities of cash flows, discount rates and other factors. Each of these assumptions may involve a significant amount of uncertainty. Subsequent to the date of acquisition, we must periodically adjust the liability for the contingent consideration to reflect the fair value of the contingent consideration by reassessing our valuation assumptions as of that date. A change in assumptions related to contingent consideration amounts could have a material impact on our consolidated financial statements. Any change in the fair value of the contingent consideration is recognized in SG&A in our consolidated statements of operations.
As part of our acquisition of the Lilly Pulitzer brand and operations on December 21, 2010, we entered into a contingent consideration arrangement whereby we were obligated to pay up to $20 million in cash in the aggregate, over the four years following the closing of the acquisition, based on Lilly Pulitzer's achievement of certain earnings targets. As a result of Lilly Pulitzer exceeding the earnings targets specified in the contingent consideration agreement, the maximum $20 million amount was earned in full. A summary of the fair value of the contingent consideration liability, including current and non-current amounts, is as follows (in thousands):

	Fiscal 2016	Fiscal 2015	Fiscal 2014
Balance at beginning of year	$—	$12,500	$14,725
Change in fair value of contingent consideration	—	—	275
Contingent consideration payments made to sellers during the year	—	(12,500)	(2,500)
Balance at end of year	$—	$—	$12,500
Other Non-current Liabilities
Amounts included in other non-current liabilities primarily consist of deferred rent related to our operating lease agreements as discussed below and deferred compensation as discussed above.
Leases

OXFORD INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 1. Summary of Significant Accounting Policies (Continued)

In the ordinary course of business we enter into lease agreements for retail, restaurant, office and warehouse/distribution space, as well as leases for certain equipment. The leases have varying terms and expirations and frequently have provisions to extend, renew or terminate the lease agreement, among other terms and conditions, as negotiated. We assess the lease at inception and determine whether the lease qualifies as a capital or operating lease. Assets leased under capital leases, if any, and the related liabilities are included in our consolidated balance sheets in property and equipment and long-term debt, respectively. Assets leased under operating leases are not recognized as assets and liabilities in our consolidated balance sheets.
When a non-cancelable operating lease includes fixed escalation clauses, lease incentives for rent holidays or landlord build-out-related allowances, rent expense is generally recognized on a straight-line basis over the initial term of the lease from the date that we take possession of the space and does not assume that any termination options included in the lease will be exercised. The amount by which rents payable under the lease differs from the amount recognized on a straight-line basis is recorded in other non-current liabilities in our consolidated balance sheets. Deferred rent as of January 28, 2017 and January 30, 2016 was $57.3 million and $54.6 million, respectively. Contingent rents, including those based on a percentage of retail sales over stated levels, and rental payment increases based on a contingent future event are recognized as the expense is incurred.
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
Foreign Currency Transactions and Translation
We are exposed to foreign currency exchange risk when we generate net sales or incur expenses in currencies other than the functional currency of the respective operations. The resulting assets and liabilities denominated in amounts other than the respective functional currency are re-measured into the respective functional currency at the rate of exchange in effect on the balance sheet date, and income and expenses are re-measured at the average rates of exchange prevailing during the relevant period. The impact of any such re-measurement is recognized in our consolidated statements of operations in that period. Net gains (losses) related to foreign currency transactions recognized in Fiscal 2016, Fiscal 2015 and Fiscal 2014 were not material to our consolidated financial statements.
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
We may formally document hedging instruments and hedging relationships at the inception of each contract. Further, we assess both at the inception of a contract and on an ongoing basis whether the hedging instrument is effective in offsetting the risk of the hedged transaction. For any derivative financial instrument that is designated and qualifies for hedge accounting

OXFORD INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 1. Summary of Significant Accounting Policies (Continued)

treatment and has not been settled as of period-end, the unrealized gains (losses) on the outstanding derivative financial instrument is recognized, to the extent the hedge relationship has been effective, as a component of comprehensive income in our consolidated statements of comprehensive income and accumulated other comprehensive income (loss) in our consolidated balance sheets. For any financial instrument that is not designated as a hedge for accounting purposes, or for any ineffective portion of a hedge, the unrealized gains (losses) on the outstanding derivative financial instrument is included in net earnings. Cash flows related to hedging transactions are classified in our consolidated statements of cash flows and consolidated statements of operations in the same category as the items hedged. We do not use derivative financial instruments for trading or speculative purposes.
Foreign Currency Risk Management
As of January 28, 2017, our foreign currency exchange risk exposure primarily results from our businesses operating outside of the United States, which are primarily related to (1) our Tommy Bahama operations in Canada, Australia and Japan purchasing goods in United States dollars or other currencies which are not the functional currency of the business and (2) certain other transactions, including intercompany transactions. We may enter into short-term forward foreign currency exchange contracts in the ordinary course of business to mitigate a portion of the risk associated with foreign currency exchange rate fluctuations related to purchases of inventory or selling goods in currencies other than the functional currencies by certain of our foreign operations. As of January 28, 2017, we were not a party to any forward foreign currency exchange contracts.
Interest Rate Risk Management
As of January 28, 2017, we are exposed to market risk from changes in interest rates on our variable-rate indebtedness under our U.S. Revolving Credit Agreement. We may attempt to limit the impact of interest rate changes on earnings and cash flow, primarily through a mix of variable-rate and fixed-rate debt, although at times all of our debt may be either variable-rate or fixed-rate debt. At times we may enter into interest rate swap arrangements related to certain of our variable-rate debt in order to fix the interest rate if we determine that our exposure to interest rate changes is higher than optimal. Our assessment also considers our need for flexibility in our borrowing arrangements resulting from the seasonality of our business, anticipated future cash flows and our expectations about the risk of future interest rate changes, among other factors. We continuously monitor interest rates to consider the sources and terms of our borrowing facilities in order to determine whether we have achieved our interest rate management objectives. As of January 28, 2017, we do not have any interest rate swap agreements.
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

Our financial instruments consist primarily of our cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and debt. Given their short-term nature, the carrying amounts of cash and cash equivalents, receivables,

OXFORD INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 1. Summary of Significant Accounting Policies (Continued)

accounts payable and accrued expenses generally approximate their fair values. Additionally, we believe the carrying amounts of our variable-rate borrowings approximate fair value. Additionally, we have determined that our property and equipment, intangible assets and goodwill, for which the book values are disclosed in Notes 3 and 4, are non-financial assets measured at fair value on a non-recurring basis. We have determined that our approaches for determining fair values of our property and equipment, intangible assets and goodwill generally are based on Level 3 inputs.
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
Using the fair value method, compensation expense, with a corresponding entry to additional paid-in capital, is recognized related to the equity awards over the specified service and performance period, as applicable. For awards with specified service requirements, the fair value of the equity awards granted to employees is recognized over the respective service period. For performance-based awards, during the performance period we assess expected performance versus the predetermined performance goals and adjust the cumulative equity compensation expense to reflect the relative expected performance achievement. The equity compensation expense is recognized on a straight-line basis over the aggregate performance period and any additional required service period. No estimate of future stock award forfeitures are considered in our calculation of compensation expense as the impact of forfeitures on compensation expense are recognized at the time of forfeit.
Comprehensive Income and Accumulated Other Comprehensive Loss
Comprehensive income (loss) consists of net earnings and specified components of other comprehensive income (loss). Other comprehensive income (loss) includes changes in assets and liabilities that are not included in net earnings pursuant to GAAP, such as foreign currency translation adjustments and the net unrealized gain (loss) associated with cash flow hedges which qualify for hedge accounting, if any. These amounts of other comprehensive income (loss) are deferred in accumulated other comprehensive income (loss), which is included in shareholders' equity in our consolidated balance sheets.
Dividends
Dividends are accrued at the time declared by our Board of Directors and typically paid within the same fiscal quarter.
Concentration of Credit Risk and Significant Customers
We are exposed to concentrations of credit risk as a result of our receivables balances, for which the total exposure is limited to the amount recognized in our consolidated balance sheets. We sell our merchandise to customers operating in a number of retail distribution channels in the United States and other countries. We extend credit to certain wholesale customers based on an evaluation of the customer's credit history, financial capacity and condition, usually without requiring collateral. Credit risk is impacted by conditions or occurrences within the economy and the retail industry and is principally dependent on each customer's financial condition. Additionally, a decision by the controlling owner of a group of stores or any significant customer to decrease the amount of merchandise purchased from us or to cease carrying our products could have an adverse effect on our results of operations in future periods. No individual customer represented greater than 10% of our consolidated net sales in Fiscal 2016, Fiscal 2015 or Fiscal 2014. As of January 28, 2017, three customers each represented 13% of our receivables included in our consolidated balance sheet.
Income Taxes
Income taxes included in our consolidated financial statements are determined using the asset and liability method. Under this method, income taxes are recognized based on amounts of income taxes payable or refundable in the current year as well as the impact of any items that are recognized in different periods for consolidated financial statement reporting and tax return reporting purposes. Prepaid income taxes and income taxes payable are recognized in prepaid expenses and other accrued expenses and liabilities, respectively, in our consolidated balance sheets. As certain amounts are recognized in different periods

OXFORD INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 1. Summary of Significant Accounting Policies (Continued)

for consolidated financial statement and tax return reporting purposes, financial statement and tax bases of assets and liabilities differ, resulting in the recognition of deferred tax assets and liabilities. The deferred tax assets and liabilities reflect the estimated future tax effects attributable to these differences, as well as the impact of net operating loss, capital loss and federal and state credit carry-forwards, each as determined under enacted tax laws and rates expected to apply in the period in which such amounts are expected to be realized or settled.
We recognize deferred tax assets to the extent we believe these assets are more likely than not to be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, taxable income in carryback years, tax-planning strategies, and results of recent operations. Valuation allowances are established when we determine that it is more-likely-than-not that some portion or all of a deferred tax asset will not be realized.
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
We utilize a two-step approach for evaluating uncertain tax positions. Under the two-step method, recognition occurs when we conclude that a tax position, based solely on technical merits, is more-likely-than-not to be sustained upon examination. The second step, measurement, is only addressed if step one has been satisfied. The tax benefit recorded is measured as the largest amount of benefit determined on a cumulative probability basis that is more-likely-than-not to be realized upon ultimate settlement. Those tax positions failing to qualify for initial recognition are recognized in the first subsequent interim period they meet the more-likely-than-not threshold or are resolved through negotiation or litigation with the relevant taxing authority or upon expiration of the statute of limitations. Alternatively, de-recognition of a tax position that was previously recognized occurs when we subsequently determine that a tax position no longer meets the more-likely-than-not threshold of being sustained. Interest and penalties associated with unrecognized tax positions are recorded within income tax expense in our consolidated statements of operations. As of January 28, 2017 and January 30, 2016 and during Fiscal 2016, Fiscal 2015 and Fiscal 2014, we did not have any material unrecognized tax benefit amounts, including any related potential penalty or interest expense, or material changes in such amounts.
In the case of foreign subsidiaries there are certain exceptions to the requirement that deferred tax liabilities be recognized for the difference in the financial and tax bases of assets. When the financial basis of the investment in a foreign subsidiary, excluding undistributed earnings, exceeds the tax basis in such investment, the deferred liability is not recognized if management considers the investment to be essentially permanent in duration. Further, deferred tax liabilities are not required to be recognized for undistributed earnings of foreign subsidiaries when management considers those earnings to be permanently reinvested outside the United States. We consider substantially all of our investments in and undistributed earnings of our foreign subsidiaries to be permanently reinvested outside the United States as of January 28, 2017 and therefore have not recorded a deferred tax liability on these amounts in our consolidated financial statements.
We generally receive a United States income tax benefit upon the vesting of shares granted to employees. The benefit is equal to the difference, multiplied by the appropriate tax rate, between the fair value of the share and the taxes payable by the employee at the time of vesting of a restricted share award. We record the tax benefit associated with the vesting of share awards granted to employees as a reduction to income taxes payable. Prior to Fiscal 2016, to the extent the tax benefit related to the value of awards recognized as compensation expense in our financial statements, income tax expense was reduced, while any additional tax benefit was recorded directly to shareholders' equity in our consolidated balance sheets. Further, if a tax benefit was realized on compensation of an amount less than the amount recorded for financial statement purposes, the decrease in income tax benefit was also recorded directly to shareholders' equity. Beginning in Fiscal 2016 upon the adoption of new guidance issued by the FASB in March 2016, all tax benefit or expense associated with the vesting of share awards granted to employees is recorded as a reduction to income taxes in our consolidated statements of operations rather than directly to shareholders' equity.

OXFORD INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 1. Summary of Significant Accounting Policies (Continued)

We file income tax returns in the United States and various state, local and foreign jurisdictions. Our federal, state, local and foreign income tax returns filed for the years ended on or before February 2, 2013, with limited exceptions, are no longer subject to examination by tax authorities.
Earnings (Loss) Per Share
Basic net earnings from continuing operations, net earnings from discontinued operations and net earnings per share are calculated by dividing the respective earnings amount by the weighted average shares outstanding during the period. Shares repurchased are removed from the weighted average number of shares outstanding upon repurchase and delivery.
Diluted net earnings from continuing operations, net earnings from discontinued operations and net earnings per share are calculated similarly to the amounts above, except that the weighted average shares outstanding in the diluted calculations also includes the potential dilution using the treasury stock method that could occur if dilutive securities, including restricted share awards, options or other dilutive awards, were converted to shares. The treasury stock method assumes that shares are issued for any restricted share awards, options or other dilutive awards that are "in the money," and that we use the proceeds received to repurchase shares at the average market value of our shares for the respective period. For purposes of the treasury stock method, proceeds consist of cash to be paid and future compensation expense to be recognized.
Use of Estimates
The preparation of our consolidated financial statements in conformity with GAAP requires us to make certain estimates and assumptions that affect the amounts reported as assets, liabilities, revenues and expenses in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
Accounting Standards Adopted in Fiscal 2016
In March 2016, the FASB issued an update to the accounting guidance on equity compensation with the intent of simplifying and improving the accounting and statement of cash flow presentation for income taxes at settlement, forfeitures, and settlements for withholding taxes. We early adopted this guidance in Fiscal 2016 resulting in no material impact on our consolidated financial statements in Fiscal 2016. This guidance was adopted prospectively with no adjustments to prior periods. This guidance may have a material impact on our effective tax rate and income tax expense in future periods, depending in part on whether significant restricted stock awards vest and if the price of our stock at the vesting date differs from the price of our stock on the grant date.
Recently Issued Accounting Standards Applicable to Future Years
In May 2014, the FASB issued guidance which provides a single, comprehensive accounting model for revenue arising from contracts with customers. This guidance has been revised and clarified through various supplemental adoption guidance subsequent to May 2014. This new revenue recognition guidance supersedes most of the existing revenue recognition guidance which specifies that revenue is recognized when risks and rewards transfer to a customer. Under the new guidance, revenue will be recognized pursuant to a five-step approach to revenue recognition: (1) identify the contracts with the customer; (2) identify the separate performance obligations in the contracts; (3) determine the transaction price; (4) allocate the transaction price to separate performance obligations; and (5) recognize revenue when, or as, each performance obligation is satisfied. The new guidance also requires additional disclosures about the nature, timing and uncertainty of revenue and cash flow arising from customer contracts, including significant judgments and changes in judgments. The new guidance is effective for us beginning in Fiscal 2018, and may be applied via the full retrospective method to all prior periods presented or through the modified retrospective method as a cumulative adjustment to the opening retained earnings balance at the date of initial adoption. We have not finalized our determination of our adoption method. We have initiated a review of revenue streams including retail, e-commerce, wholesale and royalty income to evaluate the impact of the adoption of the revised guidance on our consolidated financial statements, but have not completed the assessment of the impact of adopting the new guidance on our consolidated financial statements.
In February 2016, the FASB issued a new accounting standard on leasing. The new standard will require companies to record most leased assets and liabilities on the balance sheet. For these leases we will be required to recognize a right to use asset and lease liability for the obligation created by the leases. This guidance will be effective in 2019 with early adoption permitted. The guidance requires the use of the modified retrospective transition approach. We are in process of evaluating the

OXFORD INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 1. Summary of Significant Accounting Policies (Continued)

impact of the new guidance on our consolidated financial statements, but considering our in-place operating leases, we anticipate that the new lease guidance will have a significant impact on our consolidated balance sheet for the recognition of the lease related assets and liabilities.
In June 2016, the FASB issued revised guidance on the measurement of credit losses on financial instruments, which amends the impairment model by requiring companies to use a forward-looking approach based on expected losses to estimate credit losses on certain financial instruments, including trade receivables. This guidance will be effective in 2020 with early adoption permitted. We are currently assessing the impact that adopting this guidance will have on our consolidated financial statements.
In October 2016, the FASB issued revised guidance on the recognition of current and deferred income taxes for intra-entity asset transfers. The revised guidance requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset (other than inventory) when the transfer occurs. This guidance will be effective in 2018 with early adoption permitted. The guidance requires the use of the modified retrospective method of adoption which results in a cumulative adjustment to retained earnings as of the beginning of the period of adoption. We are currently assessing the impact that adopting the guidance will have on our consolidated financial statements.
In January 2017, the FASB issued revised guidance on the subsequent measurement of goodwill by eliminating the second step from the quantitative goodwill impairment test. The single quantitative step test requires companies to compare the fair value of a reporting unit with its carrying amount and record an impairment charge for the amount that the carrying amount exceeds the fair value, up to the total amount of goodwill allocated to that reporting unit. This guidance will be effective in 2020 with early adoption permitted for goodwill impairment testing dates after January 1, 2017.
In January 2017, the FASB issued new guidance that provides a more narrow framework to be used in evaluating whether a set of assets and activities constitute a business. The guidance will be effective in Fiscal 2018 with early adoption permitted. We expect that we will apply this guidance to any future business combination. The impact on our consolidated financial statements will depend on the facts and circumstances of any specific future transactions.
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
Tommy Bahama, Lilly Pulitzer and Southern Tide each design, source, market and distribute apparel and related products bearing their respective trademarks and also license their trademarks for other product categories, while Lanier Apparel designs, sources and distributes branded and private label men's tailored clothing, sportswear and other products. Corporate and Other is a reconciling category for reporting purposes and includes our corporate offices, substantially all financing activities, elimination of inter-segment sales, LIFO inventory accounting adjustments, other costs that are not allocated to the operating groups and operations of our other businesses which are not included in our operating groups, including our Lyons, Georgia distribution center operations. Our LIFO inventory pool does not correspond to our operating group definitions; therefore, LIFO inventory accounting adjustments are not allocated to our operating groups.
The tables below present certain financial information (in thousands) about our operating groups, as well as Corporate and Other. Amounts associated with our Ben Sherman operations, which were sold in Fiscal 2015, are classified as discontinued

OXFORD INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 2. Operating Groups (Continued)

operations as disclosed in Note 13 and therefore excluded from the tables below.

	Fiscal 2016	Fiscal 2015	Fiscal 2014
Net Sales
Tommy Bahama	$658,911	$658,467	$627,498
Lilly Pulitzer	233,294	204,626	167,736
Lanier Apparel	100,753	105,106	126,430
Southern Tide	27,432	—	—
Corporate and Other	2,198	1,091	(1,339)
Total	$1,022,588	$969,290	$920,325
Depreciation and Amortization of Intangible Assets
Tommy Bahama	$31,796	$28,103	$27,412
Lilly Pulitzer	7,968	5,644	4,616
Lanier Apparel	478	456	350
Southern Tide	390	—	—
Corporate and Other	1,451	1,557	2,186
Total	$42,083	$35,760	$34,564
Operating Income (Loss)
Tommy Bahama	$44,101	$65,993	$71,132
Lilly Pulitzer	51,995	42,525	32,190
Lanier Apparel	6,955	7,700	10,043
Southern Tide	(282)	—	—
Corporate and Other	(12,885)	(18,704)	(20,546)
Total operating income	89,884	97,514	92,819
Interest expense, net	3,421	2,458	3,236
Earnings Before Income Taxes	$86,463	$95,056	$89,583

	Fiscal 2016	Fiscal 2015	Fiscal 2014
Purchases of Property and Equipment
Tommy Bahama	$34,191	$54,490	$35,782
Lilly Pulitzer	14,142	17,197	7,335
Lanier Apparel	295	206	1,740
Southern Tide	27	—	—
Corporate and Other	760	529	1,208
Total	$49,415	$72,422	$46,065

OXFORD INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 2. Operating Groups (Continued)

	January 28, 2017	January 30, 2016
Total Assets
Tommy Bahama	$451,990	$458,234
Lilly Pulitzer	126,506	115,419
Lanier Apparel	30,269	35,451
Southern Tide	96,208	—
Corporate and Other	(19,814)	(26,414)
Total	$685,159	$582,690
Net book value of our property and equipment, by geographic area is presented below (in thousands):

	January 28, 2017	January 30, 2016
United States	$186,549	$178,390
Other foreign (1)	7,382	5,704
Total	$193,931	$184,094
(1) The net book value of our property and equipment outside of the United States primarily relates to property and equipment associated with our Tommy Bahama operations in Canada, Australia and Japan.
Net sales recognized by geographic area is presented below (in thousands):

	Fiscal 2016	Fiscal 2015	Fiscal 2014
United States	$986,062	$932,878	$885,271
Other foreign (1)	36,526	36,412	35,054
Total	$1,022,588	$969,290	$920,325
(1) The net sales outside of the United States primarily relates to our Tommy Bahama international retail operations in Canada, Australia and Japan.
Note 3. Property and Equipment, Net
Property and equipment, carried at cost, is summarized as follows (in thousands):

	January 28, 2017	January 30, 2016
Land	$3,166	$3,166
Buildings and improvements	34,986	31,461
Furniture, fixtures, equipment and technology	185,498	167,230
Leasehold improvements	223,253	208,472
Subtotal	446,903	410,329
Less accumulated depreciation and amortization	(252,972)	(226,235)
Total property and equipment, net	$193,931	$184,094

Note 4. Intangible Assets and Goodwill

OXFORD INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 4. Intangible Assets and Goodwill (Continued)

Intangible assets by category are summarized below (in thousands):

	January 28, 2017	January 30, 2016
Intangible assets with finite lives	$46,030	$38,897
Accumulated amortization	(35,785)	(33,359)
Total intangible assets with finite lives, net	10,245	5,538

Intangible assets with indefinite lives:
Trademarks	165,000	138,200
Total intangible assets, net	$175,245	$143,738
The changes in carrying amount of intangible assets, by operating group and in total, for Fiscal 2016, Fiscal 2015 and Fiscal 2014 are as follows (in thousands):

	Tommy Bahama	Lilly Pulitzer	Lanier Apparel	Southern Tide	Total
Balance, February 1, 2014	$119,858	$29,310	$—	$—	$149,168
Amortization	(2,004)	(278)	—	—	(2,282)
Other, including foreign currency changes	(752)	—	—	—	(752)
Balance, January 31, 2015	117,102	29,032	—	—	146,134
Amortization	(1,688)	(238)	—	—	(1,926)
Other, including foreign currency changes	(470)	—	—	—	(470)
Balance, January 30, 2016	114,944	28,794	—	—	143,738
Acquisition	—	—	3,137	30,240	33,377
Amortization	(1,599)	(199)	(89)	(263)	(2,150)
Other, including foreign currency changes	280	—	—	—	280
Balance, January 28, 2017	$113,625	$28,595	$3,048	$29,977	$175,245
Based on the current estimated useful lives assigned to our intangible assets, amortization expense for each of the next five years is expected to be $2.2 million, $1.5 million, $0.6 million, $0.6 million and $0.6 million.
The changes in the carrying amount of goodwill by operating group and in total, for Fiscal 2016, Fiscal 2015 and Fiscal 2014 are as follows (in thousands):

	Tommy Bahama	Lilly Pulitzer	Southern Tide	Total
Balance, February 1, 2014	$904	$16,495	$—	$17,399
Other, including foreign currency changes	(103)	—	—	$(103)
Balance, January 31, 2015	801	16,495	—	17,296
Other, including foreign currency changes	(73)	—		$(73)
Balance, January 30, 2016	728	16,495	—	17,223
Acquisition	—	—	42,745	$42,745
Other, including foreign currency changes	47	—	—	$47
Balance, January 28, 2017	$775	$16,495	$42,745	$60,015

OXFORD INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 4. Intangible Assets and Goodwill (Continued)

The goodwill included in the balance sheet for Tommy Bahama and Lilly Pulitzer is deductible for tax purposes, while the majority of the goodwill included in the balance sheet for Southern Tide is deductible for tax purposes.

Note 5. Debt
We had $91.5 million outstanding as of January 28, 2017 under our $325 million Fourth Amended and Restated Credit Agreement ("U.S. Revolving Credit Agreement") compared to $44.0 million of borrowings outstanding as of January 30, 2016 under our Third Amended and Restated Credit Agreement ("Prior Credit Agreement"). On May 24, 2016, the U.S. Revolving Credit Agreement amended and restated the Prior Credit Agreement to (i) increase the borrowing capacity of the facility, (ii) extend the maturity of the facility and (iii) modify certain other provisions and restrictions of the Prior Credit Agreement. The U.S. Revolving Credit Agreement generally (i) is limited to a borrowing base consisting of specified percentages of eligible categories of assets, (ii) accrues variable-rate interest (weighted average borrowing rate of 2.3% as of January 28, 2017), unused line fees and letter of credit fees based upon average unused availability or utilization, (iii) requires periodic interest payments with principal due at maturity (May 2021) and (iv) is secured by a first priority security interest in substantially all of the assets of Oxford Industries, Inc. and substantially all of its domestic subsidiaries, including accounts receivable, books and records, chattel paper, deposit accounts, equipment, certain general intangibles, inventory, investment property (including the equity interests of certain subsidiaries), negotiable collateral, life insurance policies, supporting obligations, commercial tort claims, cash and cash equivalents, eligible trademarks, proceeds and other personal property. The May 24, 2016 amendment and restatement resulted in a write off of unamortized deferred financing costs of $0.3 million.

To the extent cash flow needs exceed cash flow provided by our operations we will have access, subject to its terms, to our U.S. Revolving Credit Agreement to provide funding for operating activities, capital expenditures and acquisitions, if any. Our credit facility is also used to finance trade letters of credit for product purchases, which reduce the amounts available under our line of credit when issued. As of January 28, 2017, $4.7 million of letters of credit were outstanding against our U.S. Revolving Credit Agreement. After considering these limitations and the amount of eligible assets in our borrowing base, as applicable, as of January 28, 2017, we had $185.5 million in unused availability under the U.S. Revolving Credit Agreement, subject to certain limitations on borrowings.
Covenants, Other Restrictions and Prepayment Penalties
The U.S. Revolving Credit Agreement is subject to a number of affirmative covenants regarding the delivery of financial information, compliance with law, maintenance of property, insurance requirements and conduct of business. Also, the U.S. Revolving Credit Agreement is subject to certain negative covenants or other restrictions including, among other things, limitations on our ability to (i) incur debt, (ii) guaranty certain obligations, (iii) incur liens, (iv) pay dividends to shareholders, (v) repurchase shares of our common stock, (vi) make investments, (vii) sell assets or stock of subsidiaries, (viii) acquire assets or businesses, (ix) merge or consolidate with other companies or (x) prepay, retire, repurchase or redeem debt.
Additionally, the U.S. Revolving Credit Agreement contains a financial covenant that applies if excess availability under the agreement for three consecutive days is less than the greater of (i) $23.5 million or (ii) 10% of availability. In such case, our fixed charge coverage ratio as defined in the U.S. Revolving Credit Agreement must not be less than 1.0 to 1.0 for the immediately preceding 12 fiscal months for which financial statements have been delivered. This financial covenant continues to apply until we have maintained excess availability under the U.S. Revolving Credit Agreement of more than the greater of (i) $23.5 million or (ii) 10% of availability for 30 consecutive days.
We believe that the affirmative covenants, negative covenants, financial covenants and other restrictions under the U.S. Revolving Credit Agreement are customary for those included in similar facilities entered into at the time we entered into the U.S. Revolving Credit Agreement. During Fiscal 2016 and as of January 28, 2017, no financial covenant testing was required pursuant to our U.S. Revolving Credit Agreement or Prior Credit Agreement as the minimum availability threshold was met at all times. As of January 28, 2017, we were compliant with all covenants related to the U.S. Revolving Credit Agreement.
Note 6. Commitments and Contingencies
We have operating lease agreements for retail space, restaurants, warehouses and sales and administrative offices as well as equipment with varying terms. Total rent expense, which includes minimum rents, real estate taxes, insurance and other

OXFORD INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 6. Commitments and Contingencies (Continued)

operating expenses and contingent rents incurred under all leases was $87.8 million, $82.6 million and $72.8 million in Fiscal 2016, Fiscal 2015 and Fiscal 2014, respectively. Most of our leases provide for payments of real estate taxes, insurance and other operating expenses applicable to the property and most of our retail leases also provide for contingent rent based on retail sales. Payments for real estate taxes, insurance, other operating expenses and contingent percentage rent are included in rent expense above, but are generally not included in the aggregate minimum rental commitments below, as, in many cases, the amounts payable in future periods are not quantified in the lease agreement and are dependent on future events. The total amount of such charges included in total rent expense above were $23.9 million, $22.1 million and $19.3 million in Fiscal 2016, Fiscal 2015 and Fiscal 2014, respectively, which includes $1.1 million, $1.0 million and $0.9 million of contingent percentage rent during Fiscal 2016, Fiscal 2015 and Fiscal 2014, respectively.
As of January 28, 2017, the aggregate minimum base rental commitments for all non-cancelable operating real property leases with original terms in excess of one year are $66.2 million, $62.5 million, $59.4 million, $56.4 million, $53.9 million for each of the next five years and $175.0 million thereafter.
As of January 28, 2017, we are also obligated under certain apparel license and design agreements to make future minimum royalty and advertising payments of $5.9 million, $4.7 million, $4.4 million, $4.3 million, $3.3 million for each of the next five years and none thereafter. These amounts do not include amounts, if any, that exceed the minimums required pursuant to the agreements.
During the 1990s, we discovered the presence of hazardous waste on one of our properties. We believe that remedial action will be required, including continued investigation, monitoring and treatment of groundwater and soil, although the timing of such remedial action is uncertain. As of January 28, 2017 and January 30, 2016, the reserve for the remediation of this site was $1.2 million and $1.2 million, respectively, which is included in other non-current liabilities in our consolidated balance sheets. The amount recorded represents our estimate of the costs, on an undiscounted basis, to clean up the site, based on currently available information. This estimate may change in future periods as more information on the remediation activities required and timing of those activities become known. No material amounts related to this reserve were recorded in the statements of operations in Fiscal 2016, Fiscal 2015 or Fiscal 2014.
During Fiscal 2016, we collected and recognized a benefit of $1.9 million in connection with settlements of certain outstanding economic loss claims filed pursuant to the Deepwater Horizon Economic and Property Damages Settlement Program. Additionally, in Fiscal 2016, we recognized a charge of $1.3 million related to an assertion of underpaid customs duties concerning the method used to determine the dutiable value of imported inventory. The charge reflects the full amount of the assessment through January 28, 2017. We have appealed this assessment in accordance with the standard procedures of the relevant customs authorities. The charge may be adjusted or reversed as the matter progresses and additional information becomes available, but the outcome is subject to risk and uncertainty. Both of these matters were recognized in cost of goods sold in Tommy Bahama.

Note 7. Shareholders' Equity
Common Stock
We had 60 million shares of $1.00 par value per share common stock authorized for issuance as of January 28, 2017 and January 30, 2016. We had 16.8 million and 16.6 million shares of common stock issued and outstanding as of January 28, 2017 and January 30, 2016, respectively.
Long-Term Stock Incentive Plan
As of January 28, 2017, 1.0 million shares were available for issuance under our Long-Term Stock Incentive Plan (the "Long-Term Stock Incentive Plan"). The Long-Term Stock Incentive Plan allows us to grant equity-based awards to employees and non-employee directors in the form of stock options, stock appreciation rights, restricted shares and/or restricted share units. No additional grants are available under any predecessor plans.
Restricted share awards and restricted share unit awards granted to officers and other key employees generally vest three or four years from the date of grant if (1) the performance threshold, if any, was met and (2) the employee is still employed by us on the vesting date. At the time that restricted shares are issued, the shareholder is generally, subject to the terms of the

OXFORD INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 7. Shareholders' Equity (Continued)

respective agreement, be entitled to the same dividend and voting rights as other holders of our common stock as long as the restricted shares are outstanding. At the time that restricted share units are issued, the recipient may, subject to the terms of the respective agreement, earn non-forfeitable dividend equivalents equal to the dividend paid per share to holders of our common stock, but does not obtain voting rights associated with the restricted share units. The employee generally is restricted from transferring or selling any restricted shares or restricted share units, and generally forfeits the awards upon the termination of employment prior to the end of the vesting period. The specific provisions of the awards, including exercisability and term of the award, are evidenced by agreements with the employee as determined by our compensation committee or Board of Directors, as applicable.
The table below summarizes the restricted share award activity for officers and other key employees (in shares) during Fiscal 2016, Fiscal 2015, and Fiscal 2014:

	Fiscal 2016		Fiscal 2015		Fiscal 2014
	Number of Shares	Weighted- average grant date fair value	Number of Shares	Weighted- average grant date fair value	Number of Shares	Weighted- average grant date fair value
Restricted share awards outstanding at beginning of fiscal year	175,886	$67	91,172	$59	56,521	$47
Service-based restricted share awards granted/issued	44,437	$73	23,637	$60	35,641	$78
Performance-based restricted share awards issued related to prior year performance awards	87,009	$58	87,153	$78	—	$—
Restricted share awards vested, including restricted shares repurchased from employees for employees' tax liability	(58,711)	$51	(4,645)	$64	—	$—
Restricted shares forfeited	(19,939)	67	(21,431)	70	(990)	$78
Restricted shares outstanding at end of fiscal year	228,682	$69	175,886	$67	91,172	$59
The following table summarizes information about the unvested restricted share awards as of January 28, 2017. The unvested restricted share awards will be settled in shares of our common stock on the vesting date, subject to the employee still being an employee at that time.

Grant	Number of Unvested Share Awards	Average Market Price on Date of Grant	Vesting Date
Fiscal 2014 Service-based Restricted Share Awards	24,751	$78	April 2017
Fiscal 2014 Performance-based Restricted Share Awards	65,196	$78	April 2017
Fiscal 2015 Performance-based Restricted Share Awards	73,361	$58	April 2018
Fiscal 2016 Service-based Restricted Share Awards	31,594	$76	April 2019
Other Service-based Restricted Share Awards	33,780	$60	April 2018 - April 2020
Total	228,682
Restricted shares pursuant to performance-based awards are not issued until approved by our compensation committee following completion of the performance period. During Fiscal 2016, approximately 30,000 restricted shares were earned by recipients related to the Fiscal 2016 performance period and issued in Fiscal 2017; however these awards were not included in

OXFORD INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 7. Shareholders' Equity (Continued)

the tables above as the awards had not been issued as of January 28, 2017. The grant date fair value of these 30,000 awards was $76 per share, and the awards vest in April 2019.
As of January 28, 2017, there was $7.1 million of unrecognized compensation expense related to the unvested restricted share awards, which have been granted to employees but have not yet vested, including the Fiscal 2016 performance-based awards issued in the First Quarter of Fiscal 2017.
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
Employee Stock Purchase Plan
There were 0.4 million shares of our common stock authorized for issuance under our Employee Stock Purchase Plan ("ESPP") as of January 28, 2017. The ESPP allows qualified employees to purchase shares of our common stock on a quarterly basis, based on certain limitations, through payroll deductions. The shares purchased pursuant to the ESPP are not subject to any vesting or other restrictions. On the last day of each calendar quarter, the accumulated payroll deductions are applied toward the purchase of our common stock at a price equal to 85% of the closing market price on that date. Equity compensation expense related to the employee stock purchase plan recognized was $0.2 million, $0.2 million and $0.2 million in Fiscal 2016, Fiscal 2015 and Fiscal 2014, respectively.
Preferred Stock
We had 30 million shares of $1.00 par value preferred stock authorized for issuance as of January 28, 2017 and January 30, 2016. No preferred shares were issued or outstanding as of January 28, 2017 or January 30, 2016.
Accumulated Other Comprehensive Income (loss)
The following table details the changes in our accumulated other comprehensive loss by component (in thousands), net of related income taxes during Fiscal 2016, Fiscal 2015 and Fiscal 2014.

	Foreign currency translation gain (loss)	Net unrealized gain (loss) on cash flow hedges	Accumulated other comprehensive income (loss)
Balance, February 1, 2014	$(23,283)	$(335)	$(23,618)
Other comprehensive (loss) income, net of taxes	(7,617)	1,081	(6,536)
Balance, January 31, 2015	(30,900)	746	(30,154)
Other comprehensive income (loss), net of taxes	24,071	(746)	23,325
Balance, January 30, 2016	(6,829)	—	(6,829)
Other comprehensive income, net of taxes	1,553	—	1,553
Balance, January 28, 2017	$(5,276)	$—	$(5,276)
Substantially all of the change in accumulated other comprehensive income (loss) during Fiscal 2015 resulted from the sale of our discontinued operations as the related amounts previously classified in accumulated other comprehensive loss were recognized in net loss from discontinued operations, net of taxes in our consolidated statement of operations. Substantially all of the change in accumulated other comprehensive income (loss) in Fiscal 2016 and Fiscal 2014 resulted from changes in foreign currency exchange rates between certain functional and reporting currencies in the respective period. No material amounts of accumulated other comprehensive loss were reclassified from accumulated other comprehensive loss into our consolidated statements of operations during Fiscal 2016 or Fiscal 2014. Substantially all of the remaining balance in

OXFORD INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 7. Shareholders' Equity (Continued)

accumulated other comprehensive income (loss) as of January 28, 2017 relates to our Tommy Bahama operations in Canada, Japan and Australia with changes during Fiscal 2016 reflecting the changes in foreign currency exchange rates between the local currency and the United States dollar during that period.
Note 8. Income Taxes
The following table summarizes our distribution between domestic and foreign earnings (loss) before income taxes and the provision (benefit) for income taxes (in thousands):

	Fiscal 2016	Fiscal 2015	Fiscal 2014
Earnings from continuing operations before income taxes:
Domestic	$84,843	$96,512	$94,607
Foreign	1,620	(1,456)	(5,024)
Earnings from continuing operations before income taxes	$86,463	$95,056	$89,583

Income taxes:
Current:
Federal	$19,704	$33,205	$33,552
State	4,475	4,789	4,865
Foreign	599	138	516
	24,778	38,132	38,933
Deferred—primarily Federal	8,108	(1,508)	(3,071)
Deferred—Foreign	(922)	(105)	(76)
Income taxes	$31,964	$36,519	$35,786
Reconciliations of the United States federal statutory income tax rates and our effective tax rates are summarized as follows:

	Fiscal 2016	Fiscal 2015	Fiscal 2014
Statutory tax rate	35.0%	35.0%	35.0%
State income taxes—net of federal income tax benefit	3.8%	3.3%	3.0%
Impact of foreign operations rate differential (1)	(0.4)%	0.6%	1.1%
Valuation allowance against foreign losses and other carry-forwards (2)	(0.6)%	0.3%	0.8%
Other, net	(0.8)%	(0.8)%	—%
Effective tax rate for continuing operations	37.0%	38.4%	39.9%
(1) Impact of foreign operations rate differential primarily reflects the rate differential between the United States and the respective foreign jurisdictions for any foreign income or losses, and the impact of any permanent differences.
(2) Valuation allowance against foreign losses and other carry-forwards primarily reflects the valuation allowance recorded due to our inability to recognize an income tax benefit related to certain operating loss carry-forwards and deferred tax assets during the period. The benefit in Fiscal 2016 was due to the utilization of certain operating loss carryforward benefits against current year earnings and changes in our assessment of the likelihood of recognition of certain foreign operating loss carryforwards.
Deferred tax assets and liabilities included in our consolidated balance sheets are comprised of the following (in thousands):

OXFORD INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 8. Income Taxes (Continued)

	January 28, 2017	January 30, 2016
Deferred Tax Assets:
Inventories	$14,886	$16,610
Accrued compensation and benefits	11,817	14,287
Receivable allowances and reserves	2,561	2,601
Deferred rent and lease obligations	6,671	5,981
Operating loss and other carry-forwards	3,691	3,455
Other, net	3,960	2,559
Deferred tax assets	43,586	45,493
Deferred Tax Liabilities:
Depreciation and amortization	(5,360)	(2,689)
Acquired intangible assets	(46,524)	(41,683)
Deferred tax liabilities	(51,884)	(44,372)
Valuation allowance	(4,115)	(4,553)
Net deferred tax liability	$(12,413)	$(3,432)

As of January 28, 2017 and January 30, 2016 our operating loss and other carry-forwards primarily relate to our operations in Canada, Hong Kong and Japan, as well as certain states. The majority of these operating loss carry-forwards allow for carry-forward of at least 15 years. Substantially all of our valuation allowance of $4.1 million and $4.6 million as of January 28, 2017 and January 30, 2016, respectively, relates to the foreign and state operating loss carry-forwards and deferred tax assets in those jurisdictions. The recent history of operating losses in certain jurisdictions is considered significant negative evidence against the realizability of these tax benefits. The amount of the valuation allowance considered necessary, however, could change in the future if our operating results or estimates of future taxable operating results changes, particularly if, in future years, objective evidence in the form of cumulative losses is no longer present in certain jurisdictions. Alternatively, if we generate operating losses in future periods in certain jurisdictions, we may determine it is necessary to increase valuation allowances for certain deferred tax assets.

No deferred tax liabilities related to our original investments in our foreign subsidiaries and foreign earnings, if any, were recorded at either balance sheet date, as substantially all our original investments and earnings related to our foreign subsidiaries are considered permanently reinvested outside of the United States. Further, because the financial basis in each foreign entity does not exceed the tax basis by an amount exceeding undistributed earnings, no additional United States tax would be due if the original investment were to be repatriated in the future. As of January 28, 2017 and January 30, 2016, we had undistributed earnings of foreign subsidiaries of $4.4 million and $4.7 million, respectively, which were considered permanently reinvested. These undistributed earnings could become subject to United States taxes if they are remitted as dividends or as a result of certain other types of intercompany transactions, but the amount of taxes payable upon remittance would not be significant after considering any foreign tax credits.
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

OXFORD INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 8. Income Taxes (Continued)

	January 28, 2017	January 30, 2016
Assets:
Deferred tax assets	$1,165	$225
Liabilities:
Deferred tax liabilities	(13,578)	(3,657)
Net deferred tax liability	$(12,413)	$(3,432)

Note 9. Defined Contribution Plans
We have a tax-qualified voluntary retirement savings plan covering substantially all full-time United States employees and other similar plans covering certain foreign employees. If a participant decides to contribute, a portion of the contribution is matched by us. Additionally, we incur certain charges related to our non-qualified deferred compensation plan as discussed in Note 1. Realized and unrealized gains and losses on the deferred compensation plan investments are recorded in SG&A in our consolidated statements of operations and substantially offset the changes in deferred compensation liabilities to participants resulting from changes in market values. Our aggregate expense under these defined contribution and non-qualified deferred compensation plans in Fiscal 2016, Fiscal 2015 and Fiscal 2014 was $3.5 million, $3.3 million and $2.9 million, respectively.
Note 10. Related Party Transactions
SunTrust
Mr. E. Jenner Wood, III, one of our directors, served as Corporate Executive Vice President of SunTrust Banks, Inc. ("SunTrust") until his retirement at the end of 2016. We maintain a syndicated credit facility under which SunTrust serves as agent and lender, and a SunTrust affiliate acted as lead arranger and book runner in connection with our Fiscal 2016 refinancing of our U.S. Revolving Credit Agreement. The services provided and fees paid to SunTrust in connection with such services for each period are set forth below (in thousands):

Service	Fiscal 2016	Fiscal 2015	Fiscal 2014
Interest and agent fees for our credit facility	$1,190	$459	$606
Cash management services	$92	$90	$92
Lead arranger, book runner and upfront fees	$657	$—	$—
Other	$10	$56	$9
Our credit facilities were entered into in the ordinary course of business. Our aggregate payments to SunTrust and its subsidiaries for these services did not exceed 1% of our gross revenues during the periods presented or 1% of SunTrust's gross revenues during its fiscal years ended December 31, 2016, December 31, 2015 and December 31, 2014.
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

OXFORD INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 10. Related Party Transactions (Continued)

Mr. Scott A. Beaumont, one of our former executive officers who was appointed CEO, Lilly Pulitzer Group, in connection with our acquisition of the Lilly Pulitzer brand and operations, together with various trusts for the benefit of certain family members, held a 50% ownership interest in the Lilly Pulitzer brand and operations prior to the acquisition. The principals who owned the Lilly Pulitzer brand and operations prior to the acquisition remained involved in the Lilly Pulitzer operations through March 2016. As a result of Lilly Pulitzer exceeding the earnings targets specified in the contingent consideration agreement, the maximum $20 million amount was earned in full. The final payment related to the contingent consideration agreement was made in Fiscal 2015.
Note 11. Summarized Quarterly Data (unaudited)
Each of our fiscal quarters consists of thirteen week periods, beginning on the first day after the end of the prior fiscal quarter, except that the fourth quarter in a year with 53 weeks (such as Fiscal 2017) includes 14 weeks. Following is a summary of our Fiscal 2016 and Fiscal 2015, quarterly results (in thousands, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Fiscal 2016
Net sales	$256,235	$282,996	$222,308	$261,049	$1,022,588
Gross profit	$152,132	$165,706	$118,279	$146,657	$582,774
Operating income (loss)	$32,006	$38,689	$(327)	$19,516	$89,884
Net earnings (loss) from continuing operations	$20,177	$23,875	$(1,598)	$12,045	$54,499
Loss from discontinued operations, net of taxes	$—	$—	$—	$(2,038)	$(2,038)
Net earnings (loss)	$20,177	$23,875	$(1,598)	$10,007	$52,461
Net earnings (loss) from continuing operations per share:
Basic	$1.22	$1.45	$(0.10)	$0.73	$3.30
Diluted	$1.21	$1.44	$(0.10)	$0.72	$3.27
Loss from discontinued operations, net of taxes, per share:
Basic	$—	$—	$—	$(0.12)	$(0.12)
Diluted	$—	$—	$—	$(0.12)	$(0.12)
Net earnings (loss) per share:
Basic	$1.22	$1.45	$(0.10)	$0.61	$3.18
Diluted	$1.21	$1.44	$(0.10)	$0.60	$3.15
Weighted average shares outstanding:
Basic	16,503	16,515	16,531	16,537	16,522
Diluted	16,617	16,623	16,531	16,689	16,649
Fiscal 2015
Net sales	$260,394	$250,689	$198,624	$259,583	$969,290
Gross profit	$154,392	$151,086	$107,889	$144,738	$558,105
Operating income	$35,483	$34,746	$(1,166)	$28,451	$97,514
Net earnings from continuing operations	$21,323	$21,050	$(1,390)	$17,554	$58,537
Loss from discontinued operations, net of taxes	$(4,068)	$(23,070)	$(754)	$(83)	$(27,975)
Net earnings (loss)	$17,255	$(2,020)	$(2,144)	$17,471	$30,562

OXFORD INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 11. Summarized Quarterly Data (unaudited) (Continued)

Net earnings from continuing operations per share:
Basic	$1.30	$1.28	$(0.08)	$1.07	$3.56
Diluted	$1.29	$1.27	$(0.08)	$1.06	$3.54
(Loss) earnings from discontinued operations, net of taxes, per share:
Basic	$(0.25)	$(1.40)	$(0.05)	$(0.01)	$(1.70)
Diluted	$(0.25)	$(1.39)	$(0.05)	$(0.01)	$(1.69)
Net earnings (loss) per share:
Basic	$1.05	$(0.12)	$(0.13)	$1.06	$1.86
Diluted	$1.04	$(0.12)	$(0.13)	$1.05	$1.85
Weighted average shares outstanding:
Basic	16,445	16,451	16,457	16,466	16,456
Diluted	16,525	16,547	16,457	16,600	16,559
The sum of the quarterly net earnings (loss) per share amounts may not equal the amounts for the full year due to rounding. The Fourth Quarter of Fiscal 2016 and Fiscal 2015 included a LIFO accounting credit of $3.6 million and charge of $0.3 million, respectively. The full year of Fiscal 2016 and Fiscal 2015 included a LIFO accounting credit of $5.9 million and a LIFO accounting charge of $0.3 million, respectively.

OXFORD INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12. Business Combinations

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
The purchase price for the acquisition of Southern Tide was $85 million in cash, subject to adjustment based on net working capital as of the closing date of the acquisition. After giving effect to the final working capital adjustment paid in Fiscal 2016, the purchase price paid was $92.0 million, net of acquired cash of $2.4 million. We used borrowings under our revolving credit facility to finance the transaction. Transaction costs related to this acquisition totaled $0.8 million and are included in SG&A in Corporate and Other in Fiscal 2016.
The following table summarizes our allocation of the purchase price for the Southern Tide acquisition (in thousands):

Southern Tide acquisition (1)
Cash and cash equivalents	$2,423
Receivables	6,616
Inventories (2)	16,251
Prepaid expenses	740
Property and equipment	220
Intangible assets	30,240
Goodwill	42,745
Other non-current assets	344
Accounts payable, accrued expenses and other liabilities	(3,473)
Deferred taxes	(1,812)
Purchase price	$94,294

(1) In the Fourth Quarter of Fiscal 2016, we completed our estimated valuation of assets and liabilities acquired as part of the Southern Tide acquisition, including intangible assets and inventories, resulting in changes to the estimated fair values previously disclosed for intangible assets, inventories, deferred taxes and goodwill. The table above reflects the revised estimates of fair value for the assets and liabilities. The revised estimated fair values of the acquired assets and liabilities resulted in reductions to finite-lived intangible assets of $3.2 million and indefinite-lived intangible assets of $7.5 million, deferred taxes of $2.2 million, inventories, net of $0.4 million and other smaller changes resulting in a net increase to goodwill of $9.2 million. The net impact to amounts previously recorded in our consolidated statements of operations for the first, second and third quarters of Fiscal 2016 for inventory step-up and amortization of intangible assets was not material to our consolidated financial statements for Fiscal 2016 or any individual quarter within Fiscal 2016.
(2) Includes a step-up of acquired inventory from cost to fair value of $2.7 million. This step-up amount was recognized in Fiscal 2016 in cost of goods sold in our consolidated statement of operations.

Goodwill represents the amount by which the cost to acquire Southern Tide exceeds the fair value of individual acquired assets less liabilities of the business at acquisition. Intangible assets allocated in connection with our preliminary purchase price allocation consisted of the following (in thousands):

	Useful life	Southern Tide acquisition
Finite lived intangible assets acquired, primarily consisting of customer relationships	5 - 20 years	$3,440
Trade names and trademarks	Indefinite	26,800
		$30,240

OXFORD INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 12. Business Combinations (Continued)

Pro Forma Information (unaudited)
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

	Fiscal 2016	Fiscal 2015
Net sales	$1,034,369	$1,007,330
Earnings from continuing operations before income taxes	$92,212	$95,963
Earnings from continuing operations	$58,035	$58,609
Earnings from continuing operations per share:
Basic	$3.51	$3.59
Diluted	$3.49	$3.57

Fiscal 2016 pro forma information above includes amortization of acquired intangible assets, but excludes the transaction expenses associated with the transaction and the incremental cost of goods sold associated with the step-up of inventory at acquisition that were recognized by us in our Fiscal 2016 consolidated statement of operations. Fiscal 2015 pro forma information above includes amortization of acquired intangible assets, transaction expenses associated with the transaction and incremental cost of goods sold associated with the step-up of inventory at acquisition. Additionally, the pro forma adjustments for each period prior to the date of acquisition reflect an estimate of incremental interest expense associated with additional borrowings and income tax expense that would have been incurred subsequent to the acquisition.

We believe that the acquisition of Southern Tide further advances our strategic goal of owning a diversified portfolio of lifestyle brands. The acquisition provides strategic benefits through growth opportunities and further diversification of our business.

In addition to the Southern Tide acquisition, Lanier Apparel completed two acquisitions resulting in total cash payments of $3.1 million during Fiscal 2016. Assets acquired in these acquisitions primarily consisted of intangible assets, as disclosed in Note 4, and inventory.

OXFORD INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13. Discontinued Operations
On July 17, 2015, we sold 100% of the equity interests of our Ben Sherman business, consisting of Ben Sherman Limited and its subsidiaries and Ben Sherman Clothing LLC, for £40.8 million before any working capital or other purchase price adjustments. The final purchase price received by us was subject to adjustment based on, among other things, the actual debt and net working capital of the Ben Sherman business on the closing date, which was finalized during February 2016. We do not anticipate significant operations or earnings related to the discontinued operations in future periods, with cash flow attributable to discontinued operations in the future primarily limited to amounts associated with certain retained lease obligations. The estimated lease liability of $5.4 million as of January 28, 2017 represents our best estimate of the future net loss anticipated with respect to certain retained lease obligations; however, the ultimate loss remains uncertain as the amount of any sub-lease income is dependent upon negotiated terms of any sub-lease agreements entered into for the space and the ability of those sub-tenants to pay the sub-lease income or, alternatively, dependent upon lease termination costs negotiated with the landlords in the future. In Fiscal 2016, we incurred an additional loss related to the retained lease obligations primarily as a result of the default and failure to pay by a sub-tenant and an updated assessment of the anticipated losses considering anticipated sub-lease income to be earned, timing of obtaining a tenant, lease incentives and market rents.

We have not classified as discontinued operations any corporate or shared service expenses historically charged to Ben Sherman which we determined may not be eliminated as a result of its disposal or offset by any transitional services income amounts. Recognizing these expenses and income as continuing operations in Corporate and Other reflected the uncertainty of whether there would be a reduction in such corporate or shared service expenses in the future as a result of the sale of Ben Sherman as well as the uncertainty regarding the term of any transitional services income. Interest expense under our prior U.K. revolving credit agreement, which was satisfied in connection with the transaction, is the only interest expense included in discontinued operations in our consolidated financial statements as this represents the interest expense directly attributable to the discontinued operations.

The following represents major classes of assets and liabilities related to the discontinued operations included in our consolidated balance sheets as of the following dates (in thousands):

	January 28, 2017	January 30, 2016
Current liabilities	$(2,860)	$(2,394)
Non-current liabilities	(2,544)	(4,571)
Net (liabilities) assets	$(5,404)	$(6,965)
Operating results of the discontinued operations are shown below (in thousands):

	Fiscal 2016	Fiscal 2015	Fiscal 2014
Net sales	$—	$28,081	$77,481
Cost of goods sold	—	17,414	40,751
Gross profit	$—	$10,667	$36,730
SG&A	2,928	20,698	50,130
Royalties and other operating income	—	1,919	4,184
Operating loss	$(2,928)	$(8,112)	$(9,216)
Interest expense, net	—	146	247
Loss from discontinued operations before income taxes	$(2,928)	$(8,258)	$(9,463)
Income taxes	(890)	(800)	(1,424)
Loss from discontinued operations, net of taxes	$(2,038)	$(7,458)	$(8,039)
Loss on sale of discontinued operations, net of taxes	—	(20,517)	—
Net loss from discontinued operations, net of taxes	$(2,038)	$(27,975)	$(8,039)

OXFORD INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 13. Discontinued Operations (Continued)

Certain information pertaining to depreciation and amortization as well as capital expenditures associated with our discontinued operations, which is included in our consolidated statements of cash flows, has been included below (in thousands):

	Fiscal 2016	Fiscal 2015	Fiscal 2014
Depreciation and amortization	$136	$667	$3,082
Capital expenditures	$—	$660	$4,290

SCHEDULE II
Oxford Industries, Inc.
Valuation and Qualifying Accounts

Column A	Column B	Column C			Column D		Column E
Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Charged to Other Accounts– Describe		Deductions– Describe		Balance at End of Period
	(In thousands)
Fiscal 2016
Deducted from asset accounts:
Accounts receivable reserves(1)	$8,402	$10,032	153	(3)	$(9,286)	(4)	$9,301
Allowance for doubtful accounts(2)	454	506	80	(3)	(229)	(5)	$811
Fiscal 2015
Deducted from asset accounts:
Accounts receivable reserves(1)	$8,265	$10,288	—		$(10,151)	(4)	$8,402
Allowance for doubtful accounts(2)	571	8	—		(125)	(5)	$454
Fiscal 2014
Deducted from asset accounts:
Accounts receivable reserves(1)	$8,343	$9,952	—		$(10,030)	(4)	$8,265
Allowance for doubtful accounts(2)	374	392	—		(195)	(5)	$571
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

(3)	Addition due to business combinations in Fiscal 2016.

(4)	Principally amounts written off related to customer allowances, returns and discounts.

(5)	Principally accounts written off as uncollectible.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Oxford Industries, Inc.

We have audited the accompanying consolidated balance sheets of Oxford Industries, Inc. as of January 28, 2017 and January 30, 2016, and the related consolidated statements of operations, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended January 28, 2017. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Oxford Industries, Inc. at January 28, 2017 and January 30, 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 28, 2017, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Oxford Industries, Inc.'s internal control over financial reporting as of January 28, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 27, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Atlanta, Georgia
March 27, 2017

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our company, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in our Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in and Evaluation of Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting during the fourth quarter of Fiscal 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We assessed the effectiveness of our internal control over financial reporting as of January 28, 2017. In making this assessment, management used the updated framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on this assessment, we believe that our internal control over financial reporting was effective as of January 28, 2017.
Ernst & Young LLP, our independent registered public accounting firm, has audited our internal control over financial reporting as of January 28, 2017, and its report thereon is included herein.

/s/ THOMAS C. CHUBB III	/s/ K. SCOTT GRASSMYER
Thomas C. Chubb III Chairman, Chief Executive Officer and President (Principal Executive Officer)	K. Scott Grassmyer Executive Vice President — Finance, Chief Financial Officer and Controller (Principal Financial Officer)
March 27, 2017	March 27, 2017

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Oxford Industries, Inc.

We have audited Oxford Industries, Inc.’s internal control over financial reporting as of January 28, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Oxford Industries, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Oxford Industries, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 28, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of January 28, 2017 and January 30, 2016, and the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended January 28, 2017 of Oxford Industries, Inc. and our report dated March 27, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Atlanta, Georgia
March 27, 2017

Item 9B.    Other Information
None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance
The following table sets forth certain information concerning the members of our Board of Directors:

Name	Principal Occupation
Helen Ballard	Ms. Ballard is the owner of Helen Ballard LLC, a home furnishing product design business.
Thomas C. Chubb III	Mr. Chubb is our Chairman, Chief Executive Officer and President.
Thomas C. Gallagher
Mr. Gallagher is Chairman of the Board of Directors of Genuine Parts Company, a distributor of automotive replacement parts, industrial replacement parts, office products and electrical/electronic materials.

Virginia A. Hepner	Ms. Hepner is President and Chief Executive Officer of the Woodruff Arts Center, one of the world’s largest arts centers.
John R. Holder	Mr. Holder is Chairman and Chief Executive Officer of Holder Properties, a full-service commercial and residential real estate developer.
J. Reese Lanier	Mr. Lanier was self-employed in farming and related businesses until his retirement in 2009.
Dennis M. Love	Mr. Love served as Chairman of Printpack Inc., a manufacturer of flexible and specialty rigid packaging, until his retirement in January 2017.
Clarence H. Smith	Mr. Smith is Chairman of the Board, President and Chief Executive Officer of Haverty Furniture Companies, Inc., a home furnishings retailer.
Clyde C. Tuggle	Mr. Tuggle is Senior Vice President and Chief Public Affairs and Communications Officer of The Coca-Cola Company.
E. Jenner Wood III	Mr. Wood served as Corporate Executive Vice President of SunTrust Banks, Inc. until his retirement at the end of 2016.
The following table sets forth certain information concerning our executive officers:

Name	Position Held
Thomas C. Chubb III	Chairman, Chief Executive Officer and President
Thomas E. Campbell	Executive Vice President - Law and Administration, General Counsel and Secretary
K. Scott Grassmyer	Executive Vice President - Finance, Chief Financial Officer and Controller
J. Wesley Howard, Jr.	President, Lanier Apparel
Michelle M. Kelly	CEO, Lilly Pulitzer Group
Douglas B. Wood	CEO, Tommy Bahama Group
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
PART IV

Item 15.    Exhibits, Financial Statement Schedules
        (a)    1.  Financial Statements
The following consolidated financial statements are included in Part II, Item 8 of this report:

•	Consolidated Balance Sheets as of January 28, 2017 and January 30, 2016.

•	Consolidated Statements of Operations for Fiscal 2016, Fiscal 2015 and Fiscal 2014.

•	Consolidated Statements of Comprehensive Income for Fiscal 2016, Fiscal 2015 and Fiscal 2014.

•	Consolidated Statements of Shareholders' Equity for Fiscal 2016, Fiscal 2015 and Fiscal 2014.

•	Consolidated Statements of Cash Flows for Fiscal 2016, Fiscal 2015 and Fiscal 2014.

•	Notes to Consolidated Financial Statements for Fiscal 2016, Fiscal 2015 and Fiscal 2014.
                 2.     Financial Statement Schedules

•	Schedule II—Valuation and Qualifying Accounts
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

2.2
Membership Interest and Stock Purchase Agreement, dated April 19, 2016, by and among S/T Group Blocker, Inc.; GCP Southern Tide Coinvest, Inc.; S/T Group Holdings, LLC; the Sellers identified therein; Brazos Equity GP III, as the Sellers' Representative; and Oxford of South Carolina, Inc. Incorporated by reference to Exhibit 2.1 to the Company's Form 8-K filed on April 20, 2016.

3.1	Restated Articles of Incorporation of Oxford Industries, Inc. Incorporated by reference to Exhibit 3.1 to the Company's Form 10-Q for the fiscal quarter ended August 29, 2003.
3.2	Bylaws of Oxford Industries, Inc., as amended. Incorporated by reference to Exhibit 3.2 to the Company's Form 10-K for the fiscal year ended February 1, 2014.
10.1	Amended and Restated Long-Term Stock Incentive Plan, effective as of March 24, 2015.Incorporated by reference to Exhibit 10.2 to the Company's Form 10-K for the fiscal year ended January 31, 2015.†
10.2	Form of Oxford Industries, Inc. Performance Equity Award Agreement (Fiscal 2014 Performance-Based). Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on April 4, 2014.†
10.3	Form of Oxford Industries, Inc. Restricted Stock Award Agreement. Incorporate by reference to Exhibit 10.2 to the Company's Form 8-K filed April 4, 2014.†
10.4	Form of Oxford Industries, Inc. Performance Equity Award Agreement (Fiscal 2015 Performance Based). Incorporated by reference to the Company's Form 10-K for the fiscal year ended January 30, 2016.†
10.5
Oxford Industries, Inc. Deferred Compensation Plan (as amended and restated effective June 13, 2012). Incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the fiscal quarter ended October 27, 2012.†

10.6
First Amendment to Oxford Industries, Inc. Deferred Compensation Plan dated July 1, 2016. Incorporated by reference to the Company's Form 10-Q/A for the fiscal quarter ended on July 30, 2016 filed on September 2, 2016.†

10.7
Oxford Industries, Inc. Executive Performance Incentive Plan (as amended and restated, effective March 27, 2013). Incorporated by reference to Appendix A to the Company's Proxy Statement for its Annual Meeting of Shareholders held June 19, 2013, filed on May 17, 2013.†

10.8
Fourth Amended and Restated Credit Agreement, dated as of May 24, 2016, by and among Oxford Industries, Inc.; Tommy Bahama Group, Inc.; the Persons party thereto from time to time as Guarantors, the financial institutions party thereto as lenders, the financial institutions party thereto as Issuing Banks; and SunTrust Robinson Humphrey, Inc. as a Joint Lead Arranger and a Joint Bookrunner; JPMorgan Chase Bank, N.A. as a Joint Lead Arranger, a Joint Bookrunner, and the Syndication Agent; and Bank of America, N.A. and KeyBank National Association, as the Co-Documentation Agents. Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on May 24, 2016.

10.9
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

Date: March 27, 2017
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ THOMAS C. CHUBB III
Thomas C. Chubb III	Chairman of the Board of Directors, Chief Executive Officer and President (Principal Executive Officer)	March 27, 2017
/s/ K. SCOTT GRASSMYER
K. Scott Grassmyer	Executive Vice President — Finance, Chief Financial Officer and Controller (Principal Financial Officer and Principal Accounting Officer)	March 27, 2017
*
Helen Ballard	Director	March 27, 2017
*
Thomas C. Gallagher	Director	March 27, 2017
*
Virginia A. Hepner	Director	March 27, 2017
*
John R. Holder	Director	March 27, 2017
*
J. Reese Lanier	Director	March 27, 2017
*
Dennis M. Love	Director	March 27, 2017
*
Clarence H. Smith	Director	March 27, 2017
*
Clyde C. Tuggle	Director	March 27, 2017
*
E. Jenner Wood III	Director	March 27, 2017

*By
/s/ THOMAS E. CAMPBELL
Thomas E. Campbell as Attorney-in-Fact