Form 10-Q
period 2017-04-29
OXFORD INDUSTRIES INC
filed 2017-06-07
CIK 75288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 29, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
(Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of shares outstanding
Title of each class	as of June 2, 2017
Common Stock, $1 par value	16,810,871

OXFORD INDUSTRIES, INC.
INDEX TO FORM 10-Q
For the First Quarter of Fiscal 2017

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS
Our SEC filings and public announcements may include forward-looking statements about future events. Generally, the words "believe," "expect," "intend," "estimate," "anticipate," "project," "will" and similar expressions identify forward-looking statements, which typically are not historical in nature. We intend for all forward-looking statements contained herein, in our press releases or on our website, and all subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf, to be covered by the safe harbor provisions for forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (which Sections were adopted as part of the Private Securities Litigation Reform Act of 1995). Such statements are subject to a number of risks, uncertainties and assumptions including, without limitation, competitive conditions, which may be impacted by evolving consumer shopping patterns; the impact of economic conditions on consumer demand and spending for apparel and related products, particularly in light of general economic uncertainty; changes in international, federal or state tax, trade and other laws and regulations, including changes in corporate tax rates, quota restrictions or the imposition of safeguard controls; demand for our products; timing of shipments requested by our wholesale customers; expected pricing levels; retention of and disciplined execution by key management; the timing and cost of store openings and of planned capital expenditures; weather; costs of products as well as the raw materials used in those products; costs of labor; acquisition and disposition activities; expected outcomes of pending or potential litigation and regulatory actions; access to capital and/or credit markets; our ability to timely recognize our expected synergies from any acquisitions we pursue; and factors that could affect our consolidated effective tax rate such as the results of foreign operations or stock based compensation. Forward-looking statements reflect our current expectations, based on currently available information, and are not guarantees of performance. Although we believe that the expectations reflected in such forward-looking statements are reasonable, these expectations could prove inaccurate as such statements involve risks and uncertainties, many of which are beyond our ability to control or predict. Should one or more of these risks or uncertainties, or other risks or uncertainties not currently known to us or that we currently deem to be immaterial, materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Important factors relating to these risks and uncertainties include, but are not limited to, those described in Part I, Item 1A. Risk Factors contained in our Annual Report on Form 10-K for Fiscal 2016, and those described from time to time in our future reports filed with the SEC. We caution that one should not place undue reliance on forward-looking statements, which speak only as of the date on which they are made. We disclaim any intention, obligation or duty to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
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

Fiscal 2018	52 weeks ending February 2, 2019
Fiscal 2017	53 weeks ending February 3, 2018
Fiscal 2016	52 weeks ended January 28, 2017
Fiscal 2015	52 weeks ended January 30, 2016
Fourth Quarter Fiscal 2017	14 weeks ending February 3, 2018
Third Quarter Fiscal 2017	13 weeks ending October 28, 2017
Second Quarter Fiscal 2017	13 weeks ending July 29, 2017
First Quarter Fiscal 2017	13 weeks ended April 29, 2017
Fourth Quarter Fiscal 2016	13 weeks ended January 28, 2017
Third Quarter Fiscal 2016	13 weeks ended October 29, 2016
Second Quarter Fiscal 2016	13 weeks ended July 30, 2016
First Quarter Fiscal 2016	13 weeks ended April 30, 2016

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OXFORD INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
($ in thousands, except par amounts)
(unaudited)

	April 29, 2017	January 28, 2017	April 30, 2016
ASSETS
Current Assets
Cash and cash equivalents	$6,554	$6,332	$6,974
Receivables, net	79,042	58,279	81,493
Inventories, net	127,061	142,175	143,641
Prepaid expenses	24,325	24,842	23,442
Total Current Assets	$236,982	$231,628	$255,550
Property and equipment, net	192,734	193,931	185,971
Intangible assets, net	174,603	175,245	185,416
Goodwill	60,002	60,015	50,058
Other non-current assets, net	24,258	24,340	21,800
Total Assets	$688,579	$685,159	$698,795

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$63,982	$76,825	$62,497
Accrued compensation	16,593	19,711	14,948
Other accrued expenses and liabilities	35,591	32,000	31,925
Liabilities related to discontinued operations	3,143	2,860	—
Total Current Liabilities	$119,309	$131,396	$109,370
Long-term debt	93,289	91,509	152,905
Other non-current liabilities	69,370	70,002	67,551
Deferred taxes	16,183	13,578	12,323
Liabilities related to discontinued operations	2,022	2,544	4,278
Commitments and contingencies
Shareholders’ Equity
Common stock, $1.00 par value per share	16,821	16,769	16,757
Additional paid-in capital	131,011	131,144	125,662
Retained earnings	246,136	233,493	214,798
Accumulated other comprehensive loss	(5,562)	(5,276)	(4,849)
Total Shareholders’ Equity	$388,406	$376,130	$352,368
Total Liabilities and Shareholders’ Equity	$688,579	$685,159	$698,795

See accompanying notes.

OXFORD INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
($ in thousands, except per share amounts)
 (unaudited)

	First Quarter Fiscal 2017	First Quarter Fiscal 2016
Net sales	$272,363	$256,235
Cost of goods sold	112,953	104,771
Gross profit	$159,410	$151,464
SG&A	133,191	123,498
Royalties and other operating income	3,740	4,040
Operating income	$29,959	$32,006
Interest expense, net	930	614
Earnings from continuing operations before income taxes	$29,029	$31,392
Income taxes	11,832	11,215
Net earnings from continuing operations	$17,197	$20,177
Earnings from discontinued operations, net of taxes	—	—
Net earnings	$17,197	$20,177
Net earnings from continuing operations per share:
Basic	$1.04	$1.22
Diluted	$1.03	$1.21
Earnings from discontinued operations, net of taxes, per share:
Basic	$—	$—
Diluted	$—	$—
Net earnings per share:
Basic	$1.04	$1.22
Diluted	$1.03	$1.21
Weighted average shares outstanding:
Basic	16,549	16,503
Diluted	16,695	16,617
Dividends declared per share	$0.27	$0.27

See accompanying notes.

OXFORD INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($ in thousands)
(unaudited)

	First Quarter Fiscal 2017	First Quarter Fiscal 2016
Net earnings	$17,197	$20,177
Other comprehensive income (loss), net of taxes:
Net foreign currency translation adjustment	(286)	1,980
Total other comprehensive (loss) income, net of taxes	$(286)	$1,980
Comprehensive income	$16,911	$22,157

See accompanying notes.

OXFORD INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)
(unaudited)

	First Quarter Fiscal 2017	First Quarter Fiscal 2016
Cash Flows From Operating Activities:
Net earnings	$17,197	$20,177
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	9,651	9,464
Amortization of intangible assets	539	490
Equity compensation expense	1,739	1,575
Amortization of deferred financing costs	105	96
Deferred income taxes	2,605	4,688
Changes in working capital, net of acquisitions and dispositions:
Receivables, net	(20,474)	(16,562)
Inventories, net	15,000	2,767
Prepaid expenses	508	(375)
Current liabilities	(12,171)	(20,081)
Other non-current assets, net	7	(515)
Other non-current liabilities	(1,095)	(27)
Cash provided by operating activities	$13,611	$1,697
Cash Flows From Investing Activities:
Acquisitions, net of cash acquired	(225)	(91,871)
Purchases of property and equipment	(8,545)	(10,582)
Other investing activities	—	(2,030)
Cash used in investing activities	$(8,770)	$(104,483)
Cash Flows From Financing Activities:
Repayment of revolving credit arrangements	(67,373)	(60,642)
Proceeds from revolving credit arrangements	69,153	169,572
Proceeds from issuance of common stock	386	315
Repurchase of equity awards for employee tax withholding liabilities	(2,206)	(1,549)
Cash dividends declared and paid	(4,552)	(4,531)
Cash (used in) provided by financing activities	$(4,592)	$103,165
Net change in cash and cash equivalents	$249	$379
Effect of foreign currency translation on cash and cash equivalents	(27)	272
Cash and cash equivalents at the beginning of year	6,332	6,323
Cash and cash equivalents at the end of the period	$6,554	$6,974
Supplemental disclosure of cash flow information:
Cash paid for interest, net	$876	$416
Cash paid for income taxes	$833	$3,438

See accompanying notes.

OXFORD INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
FIRST QUARTER OF FISCAL 2017

1.
Basis of Presentation:  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial reporting and the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  We believe the accompanying unaudited condensed consolidated financial statements reflect all normal, recurring adjustments that are necessary for a fair presentation of our financial position and results of operations as of the dates and for the periods presented.  Results of operations for the interim periods presented are not necessarily indicative of results to be expected for our full fiscal year.  The significant accounting policies applied during the interim periods presented are consistent with the significant accounting policies described in our Annual Report on Form 10-K for Fiscal 2016.

Unless otherwise indicated, all references to assets, liabilities, revenues and expenses in these financial statements reflect continuing operations and exclude any amounts related to our former Ben Sherman operating group, which is classified as discontinued operations for all periods presented.

In order to conform to current period classification, certain gift with purchase amounts totaling $0.7 million previously reported as SG&A have been reclassified to cost of goods sold for the First Quarter of Fiscal 2016. This reclassification resulted in a decrease in SG&A and a corresponding increase in cost of goods sold in the First Quarter of Fiscal 2016, with no impact on previously reported net earnings.
Recently Issued Accounting Standards Applicable to Future Periods
In May 2014, the FASB issued guidance which provides a single, comprehensive accounting model for revenue arising from contracts with customers. This guidance has been revised and clarified through supplemental adoption guidance subsequent to May 2014. This new revenue recognition guidance supersedes most of the existing revenue recognition guidance which specifies that revenue is recognized when risks and rewards transfer to a customer. Under the new guidance, revenue will be recognized pursuant to a five-step approach: (1) identify the contracts with the customer; (2) identify the separate performance obligations in the contracts; (3) determine the transaction price; (4) allocate the transaction price to separate performance obligations; and (5) recognize revenue when, or as, each performance obligation is satisfied. The new guidance also requires additional disclosures about the nature, timing and uncertainty of revenue and cash flow arising from customer contracts, including significant judgments and changes in judgments. The new guidance is effective for us beginning in Fiscal 2018, and may be applied via the full retrospective method to all prior periods presented or through the modified retrospective method as a cumulative adjustment to the opening retained earnings balance at the date of initial adoption. We have not finalized our determination of our adoption method. We have initiated a review of our revenue streams including retail, e-commerce, wholesale and royalty income to evaluate the impact of the adoption of the revised guidance on our consolidated financial statements, but have not completed the assessment of the impact of adopting the new guidance on our consolidated financial statements.
In February 2016, the FASB issued a new accounting standard on leasing. The new standard will require companies to record most leases as assets and liabilities on the balance sheet. For these leases, we will be required to recognize a right to use asset and lease liability for the obligation created by the leases. This guidance will be effective in Fiscal 2019 with early adoption permitted. The guidance requires the use of the modified retrospective transition approach. We are in the process of evaluating the impact of the new guidance on our consolidated financial statements, but considering our in-place operating leases, we anticipate that the new lease guidance will have a significant impact on our consolidated balance sheet for the recognition of lease-related assets and liabilities.
In June 2016, the FASB issued revised guidance on the measurement of credit losses on financial instruments, which amends the impairment model by requiring companies to use a forward-looking approach based on expected losses to estimate credit losses on certain financial instruments, including trade receivables. This guidance will be effective in Fiscal 2020 with early adoption permitted. We are currently assessing the impact that adopting this guidance will have on our consolidated financial statements.
In October 2016, the FASB issued revised guidance on the recognition of current and deferred income taxes for intra-entity asset transfers. The revised guidance requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset (other than inventory) when the transfer occurs. This guidance will be effective in Fiscal 2018 with early adoption permitted. The guidance requires the use of the modified retrospective method of adoption which results in a cumulative adjustment to retained earnings as of the beginning of the period of adoption. We are currently assessing the impact that adopting the guidance will have on our consolidated financial statements.

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

2.
Operating Group Information:   Our business is primarily operated through our Tommy Bahama, Lilly Pulitzer, Lanier Apparel and Southern Tide operating groups. We acquired Southern Tide on April 19, 2016. We identify our operating groups based on the way our management organizes the components of our business for purposes of allocating resources and assessing performance. Our operating group structure reflects a brand-focused management approach, emphasizing operational coordination and resource allocation across each brand's direct to consumer, wholesale and licensing operations, as applicable.

Tommy Bahama, Lilly Pulitzer and Southern Tide each design, source, market and distribute apparel and related products bearing their respective trademarks and also license their trademarks for other product categories, while Lanier Apparel designs, sources and distributes branded and private label men's tailored clothing, sportswear and other products. Corporate and Other is a reconciling category for reporting purposes and includes our corporate offices, substantially all financing activities, elimination of inter-segment sales, LIFO accounting adjustments for inventory, other costs that are not allocated to the operating groups and operations of our other businesses which are not included in our operating groups, including our Lyons, Georgia distribution center operations. Our LIFO inventory pool does not correspond to our operating group definitions; therefore, LIFO accounting adjustments are not allocated to our operating groups. For a more extensive description of our Tommy Bahama, Lilly Pulitzer, Lanier Apparel and Southern Tide operating groups see Part I, Item 1. Business included in our Annual Report on Form 10-K for Fiscal 2016.
The table below presents certain financial information (in thousands) about our operating groups, as well as Corporate and Other.

	First Quarter Fiscal 2017	First Quarter Fiscal 2016
Net sales
Tommy Bahama	$172,496	$162,719
Lilly Pulitzer	63,343	64,734
Lanier Apparel	23,356	26,611
Southern Tide	12,642	1,425
Corporate and Other	526	746
Total net sales	$272,363	$256,235
Depreciation and amortization
Tommy Bahama	$7,574	$7,705
Lilly Pulitzer	1,995	1,728
Lanier Apparel	148	94
Southern Tide	106	57
Corporate and Other	367	370
Total depreciation and amortization	$10,190	$9,954
Operating income (loss)
Tommy Bahama	$16,038	$13,318
Lilly Pulitzer	17,687	20,794
Lanier Apparel	858	2,865
Southern Tide	2,104	48
Corporate and Other	(6,728)	(5,019)
Total operating income	$29,959	$32,006
Interest expense, net	930	614
Earnings from continuing operations before income taxes	$29,029	$31,392

3.     Accumulated Other Comprehensive Loss: Substantially all amounts included in accumulated other comprehensive (loss) income, as well as the change in the balance, for each period presented, reflect the net foreign currency translation adjustment related to our Tommy Bahama operations in Canada, Japan and Australia. No amounts of accumulated other comprehensive loss were reclassified from accumulated other comprehensive loss into our consolidated statements of operations during any period presented. The following table details the changes in our accumulated other comprehensive loss (in thousands), net of related income taxes, for the periods specified:

	First Quarter Fiscal 2017	First Quarter Fiscal 2016
Beginning balance	$(5,276)	$(6,829)
Net foreign currency translation adjustment	(286)	1,980
Ending balance	$(5,562)	$(4,849)

4.
Income Taxes: Income taxes reflects effective tax rates of 40.8% and 35.7% for the First Quarter of Fiscal 2017 and the First Quarter of Fiscal 2016, respectively. The effective tax rate for the First Quarter of Fiscal 2017 was unfavorably impacted primarily by the $0.8 million unfavorable tax expense impact of certain stock awards that vested during the period, which had a higher grant date fair value for accounting purposes than the vesting date fair value for tax deduction purposes. In addition, the effective tax rate for the First Quarter of Fiscal 2016 was favorably impacted by the utilization of certain foreign operating loss carryforward amounts and the additional tax benefit of certain stock awards that vested during the First Quarter of Fiscal 2016.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and the notes to the unaudited condensed consolidated financial statements contained in this report and the consolidated financial statements, notes to consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for Fiscal 2016.

OVERVIEW
We are a global apparel company that designs, sources, markets and distributes products bearing the trademarks of our Tommy Bahama®, Lilly Pulitzer® and Southern Tide® lifestyle brands, other owned brands and licensed brands as well as private label apparel products. During Fiscal 2016, 92% of our net sales were from products bearing brands that we own and 66% of our net sales were through our direct to consumer channels of distribution. In Fiscal 2016, 96% of our consolidated net sales were to customers located in the United States, with the sales outside the United States consisting primarily of our Tommy Bahama product sales in Canada and the Asia-Pacific region.
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
Additionally, our e-commerce websites, which represented 18% of our consolidated net sales in Fiscal 2016, provide the opportunity to increase revenues by reaching a larger population of consumers and at the same time allow our brands to provide a broader range of products. Our e-commerce flash clearance sales on our websites and our Tommy Bahama outlet stores play an important role in overall brand and inventory management by allowing us to sell discontinued and out-of-season products in brand appropriate settings and often at better prices than are typically available from third-party off-price retailers.
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

We believe the retail apparel market is evolving very rapidly and in ways that are having a disruptive impact on traditional fashion retailing. The application of technology, including the internet and mobile devices, to fashion retail provides consumers increasing access to multiple, responsive distribution platforms and an unprecedented ability to communicate directly with brands, retailers and others. As a result, consumers have more information and broader, faster and cheaper access to goods than ever before. This, along with the coming of age of the “millennial” generation, is revolutionizing the way that consumers shop for fashion and other goods.  The evidence is increasingly apparent with marked weakness and store closures for department stores and mall-based retailers, decreased consumer retail traffic, a more promotional retail environment, expansion of off-price and discount retailers, and growing internet purchases.

While this evolution in the fashion retail industry presents significant risks, especially for traditional retailers who fail or are unable to adapt, we believe it also presents a tremendous opportunity for brands and retailers. We believe our brands have attributes that are true competitive advantages in this new retailing paradigm, and we are leveraging technology to serve our consumers when and where they want to be served. We continue to believe that our lifestyle brands are well suited to succeed and thrive in the long term while managing the various challenges facing our industry.

Specifically, we believe our lifestyle brands have opportunities for long-term growth in their direct to consumer businesses. We anticipate increased sales in our e-commerce operations, which are expected to grow at a faster rate than bricks and mortar comparable store sales. We also believe growth can be achieved through prudent expansion of bricks and mortar full-price retail store operations and modest comparable full-price retail store sales increases. Despite the changes in the retail environment, we expect there will continue to be desirable locations for additional stores.

Our lifestyle brands also have an opportunity for modest sales increases in their wholesale businesses in the long term primarily from current customers adding to their existing door count and increasing their on-line business, increased sales to on-line retailers, and the selective addition of new wholesale customers who generally follow a retail model with limited discounting; however, we must be diligent in our effort to avoid compromising the integrity of our brands by maintaining or growing sales with wholesale customers that may not be aligned with our long-term strategy. This is particularly important with the challenges in the department store channel, which represented about one-half of our consolidated wholesale sales, or 16% of our consolidated net sales in Fiscal 2016. We also believe that there are opportunities for modest sales growth for Lanier Apparel in the future through new product programs for existing and new customers.

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

In the midst of the challenges in our industry, an important focus for us in Fiscal 2017 has been advancing various initiatives to increase the profitability of the Tommy Bahama business. These initiatives generally focus on increasing gross margin and operating margin through efforts such as: product cost reductions; selective price increases; reducing inventory purchases; redefining our approach to inventory clearance; effectively managing controllable and discretionary operating expenses; taking a more conservative approach to full-price retail store and outlet openings and renewals; and continuing our efforts to reduce Asia-Pacific operating losses.

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
Important factors relating to certain risks, many of which are beyond our ability to control or predict, which could impact our business are described in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for Fiscal 2016.
The following table sets forth our consolidated operating results from continuing operations (in thousands, except per share amounts) for the First Quarter of Fiscal 2017 compared to the First Quarter of Fiscal 2016:

	First Quarter Fiscal 2017	First Quarter Fiscal 2016
Net sales	$272,363	$256,235
Operating income	$29,959	$32,006
Net earnings from continuing operations	$17,197	$20,177
Net earnings from continuing operations per diluted share	$1.03	$1.21
The lower net earnings from continuing operations per diluted share in the First Quarter of Fiscal 2017 was primarily due to lower operating income and the higher effective tax rate in the First Quarter of Fiscal 2017. The higher effective tax rate was primarily due to the unfavorable tax impact of certain stock awards that vested during the First Quarter of Fiscal 2017 while the First Quarter of Fiscal 2016 was favorably impacted by the utilization of certain foreign operating loss carryforward amounts and the additional tax benefit of certain stock awards that vested during the First Quarter of Fiscal 2016. The lower operating income in the First Quarter of Fiscal 2017 was due to the lower operating income in Lilly Pulitzer and Lanier Apparel as well as lower operating results in Corporate and Other. These items were partially offset by increased operating income in Tommy Bahama and in Southern Tide, which was not owned for the full quarter in the prior year.

COMPARABLE STORE SALES

We often disclose comparable store sales in order to provide additional information regarding changes in our results of operations between periods. Our disclosures of comparable store sales include net sales from full-price retail stores and e-commerce sites, excluding sales associated with e-commerce flash clearance sales. We believe that the inclusion of both our full-price retail stores and e-commerce sites in the comparable store sales disclosures is a more meaningful way of reporting our comparable store sales results, given similar inventory planning, allocation and return policies, as well as our cross-channel marketing and other initiatives for the direct to consumer channel. For our comparable store sales disclosures, we exclude (1) outlet store sales, warehouse sales and e-commerce flash clearance sales, as those clearance sales are used primarily to liquidate end of season inventory, which may vary significantly depending on the level of end of season inventory on hand and generally occur at lower gross margins than our non-clearance direct to consumer sales, and (2) restaurant sales, as we do not currently believe that the inclusion of restaurant sales is meaningful in assessing our consolidated results of operations. Comparable store sales information reflects net sales, including shipping and handling revenues, if any, associated with product sales.

For purposes of our disclosures, we consider a comparable store to be, in addition to our e-commerce sites, a physical full-price retail store that was owned and open as of the beginning of the prior fiscal year and which did not have during the relevant periods, and is not within the current fiscal year scheduled to have, (1) a remodel resulting in the store being closed for an extended period of time (which we define as a period of two weeks or longer), (2) a greater than 15% change in the size of the retail space due to expansion, reduction or relocation to a new retail space, (3) a relocation to a new space that was significantly different from the prior retail space, or (4) a closing or opening of a Tommy Bahama restaurant adjacent to the full-price retail store. For those stores which are excluded from comparable stores based on the preceding sentence, the stores continue to be excluded from comparable store sales until the criteria for a new store is met subsequent to the remodel, relocation or restaurant closing or opening. A store that is remodeled generally will continue to be included in our comparable store sales metrics as a store is not typically closed for a two week period during a remodel; however, in some cases a store may be closed for more than two weeks during a remodel. A store that is relocated generally will not be included in our comparable store sales metrics until that store has been open in the relocated space for the entirety of the prior fiscal year as the size or other characteristics of the store typically change significantly from the prior location. Additionally, any stores that were closed during the prior fiscal year or current fiscal year, or which we expect to close or vacate in the current fiscal year, are excluded from the definition of comparable store sales.

Definitions and calculations of comparable store sales differ among retail companies, and therefore comparable store sales metrics disclosed by us may not be comparable to the metrics disclosed by other companies.

RESULTS OF OPERATIONS

FIRST QUARTER OF FISCAL 2017 COMPARED TO FIRST QUARTER OF FISCAL 2016

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

	First Quarter Fiscal 2017		First Quarter Fiscal 2016		$ Change	% Change
Net sales	$272,363	100.0%	$256,235	100.0%	$16,128	6.3%
Cost of goods sold	112,953	41.5%	104,771	40.9%	8,182	7.8%
Gross profit	$159,410	58.5%	$151,464	59.1%	$7,946	5.2%
SG&A	133,191	48.9%	123,498	48.2%	9,693	7.8%
Royalties and other operating income	3,740	1.4%	4,040	1.6%	(300)	(7.4)%
Operating income	$29,959	11.0%	$32,006	12.5%	$(2,047)	(6.4)%
Interest expense, net	930	0.3%	614	0.2%	316	51.5%
Income from continuing operations before income taxes	$29,029	10.7%	$31,392	12.3%	$(2,363)	(7.5)%
Income taxes	11,832	4.3%	11,215	4.4%	617	5.5%
Net income from continuing operations	$17,197	6.3%	$20,177	7.9%	$(2,980)	(14.8)%
Earnings from discontinued operations, net of taxes	—	—%	—	—%	—	—%
Net income	$17,197	6.3%	$20,177	NM	$(2,980)	(14.8)%

The discussion and tables below compare certain line items included in our statements of operations for the First Quarter of Fiscal 2017 to the First Quarter of Fiscal 2016. Each dollar and percentage change provided reflects the change between these periods unless indicated otherwise. Each dollar and share amount included in the tables is in thousands except for per share amounts. Individual line items of our consolidated statements of operations may not be directly comparable to those of our competitors, as classification of certain expenses may vary by company. Unless otherwise indicated, all references to assets, liabilities, revenues, expenses or other information in this report reflect continuing operations and exclude any amounts related to the discontinued operations of our former Ben Sherman operating group.

Net Sales

	First Quarter Fiscal 2017	First Quarter Fiscal 2016	$ Change	% Change
Tommy Bahama	$172,496	$162,719	$9,777	6.0%
Lilly Pulitzer	63,343	64,734	(1,391)	(2.1)%
Lanier Apparel	23,356	26,611	(3,255)	(12.2)%
Southern Tide	12,642	1,425	11,217	NM
Corporate and Other	526	746	(220)	NM
Total net sales	$272,363	$256,235	$16,128	6.3%

Consolidated net sales increased $16.1 million, or 6.3%, in the First Quarter of Fiscal 2017 compared to the First Quarter of Fiscal 2016. The increase in consolidated net sales was primarily driven by (1) the $11.2 million of incremental net sales for Southern Tide, which was acquired on April 19, 2016, (2) an incremental net sales increase of $5.6 million associated with the operation of additional full-price retail stores in Tommy Bahama and Lilly Pulitzer, (3) a $2.1 million increase in restaurant sales in Tommy Bahama and (4) a $1.7 million, or 2%, increase in comparable store sales to $104.8 million in the First Quarter of Fiscal 2017 from $103.1 million in the First Quarter of Fiscal 2016. These increases were partially offset by a net $4.3 million aggregate decrease in wholesale sales, consisting of declines in our Lilly Pulitzer and Lanier Apparel businesses partially offset by increases in Tommy Bahama.

We believe that certain macroeconomic factors, including lower retail store traffic and the evolving impact of digital technology on consumer shopping habits, continue to impact the sales in each of our direct to consumer and wholesale businesses. The changes in net sales by operating group are discussed below.

The following table presents the proportion of our consolidated net sales by distribution channel for each period presented:

	First Quarter Fiscal 2017	First Quarter Fiscal 2016
Full-price retail stores and outlets	38%	39%
E-commerce	13%	12%
Restaurant	8%	8%
Wholesale	41%	41%
Total	100%	100%

Tommy Bahama:

The Tommy Bahama net sales increase of $9.8 million, or 6.0%, was primarily driven by (1) a $3.8 million, or 5%, increase in comparable store sales to $75.0 million in the First Quarter of Fiscal 2017 from $71.2 million in the First Quarter of Fiscal 2016, (2) an incremental net sales increase of $2.1 million associated with the operation of additional full-price retail stores, (3) a $2.1 million increase in restaurant sales primarily resulting from increased sales at existing restaurants and (4) a $1.9 million increase in wholesale sales reflecting higher off-price wholesale sales and lower full-price wholesale sales. Tommy Bahama's direct to consumer sales benefited from a 132 page Spring 2017 catalog, which presented the wide breadth of Tommy Bahama products in one place, as well as increased sales from its semiannual Friends & Family event in the First Quarter of Fiscal 2017.

As of April 29, 2017, we operated 169 Tommy Bahama stores globally, consisting of 112 full-price retail stores, 17 restaurant-retail locations and 40 outlet stores. As of April 30, 2016, we operated 166 Tommy Bahama stores consisting of 109 full-price retail stores, 16 restaurant-retail locations and 41 outlet stores. The following table presents the proportion of net sales by distribution channel for Tommy Bahama for each period presented:

	First Quarter Fiscal 2017	First Quarter Fiscal 2016
Full-price retail stores and outlets	46%	47%
E-commerce	12%	11%
Restaurant	14%	13%
Wholesale	28%	29%
Total	100%	100%

Lilly Pulitzer:

The Lilly Pulitzer net sales decrease of $1.4 million, or 2.1%, was primarily a result of (1) a $2.7 million decrease in wholesale sales resulting from lower full-price wholesale sales and (2) a $2.1 million, or 7%, decrease in comparable store sales to $29.8 million in the First Quarter of Fiscal 2017 compared to $31.9 million in the First Quarter of Fiscal 2016 with negative retail comparable store sales offsetting positive e-commerce comparable store sales. These sales decreases were partially offset by an incremental net sales increase of $3.4 million associated with the operation of additional full-price retail stores. The lower wholesale sales were primarily a result of lower sales to department stores as Lilly Pulitzer continues to manage its exposure to department stores. The decreased comparable store sales reflect reduced levels of in-store markdown inventory, fewer items at entry price points and lower traffic in stores. As of April 29, 2017, we operated 41 Lilly Pulitzer retail stores, compared to 34 retail stores as of April 30, 2016. The following table presents the proportion of net sales by distribution channel for Lilly Pulitzer for each period presented:

	First Quarter Fiscal 2017	First Quarter Fiscal 2016
Full-price retail stores	37%	35%
E-commerce	20%	19%
Wholesale	43%	46%
Total	100%	100%

Lanier Apparel:

The decrease in net sales for Lanier Apparel of $3.3 million, or 12.2%, was due to lower sales in both the tailored clothing and sportswear businesses. The sales decrease resulted from lower sales in certain programs including reductions in volume and exits from various programs. These reductions in sales were partially offset by higher sales in other businesses.

Southern Tide:

The increase in net sales for Southern Tide in the First Quarter of Fiscal 2017 was primarily due to the First Quarter of Fiscal 2017 including a full quarter of operations, while the First Quarter of Fiscal 2016 only included the operations from the date of acquisition on April 19, 2016 through April 30, 2016. During the First Quarter of Fiscal 2017, approximately 88% of Southern Tide's net sales were wholesale sales with the remainder being e-commerce sales. We estimate that Southern Tide's net sales for Fiscal 2017 will be in excess of $40 million, with approximately 80% of the sales consisting of wholesale sales and the remainder consisting of e-commerce sales on the Southern Tide website.

Corporate and Other:

Corporate and Other net sales primarily consist of the net sales of our Lyons, Georgia distribution center to third party warehouse customers as well as the impact of the elimination of any intercompany sales between our operating groups.

Gross Profit

The table below presents gross profit by operating group and in total for the First Quarter of Fiscal 2017 and the First Quarter of Fiscal 2016 as well as the change between those two periods. Our gross profit and gross margin, which is calculated as gross profit divided by net sales, may not be directly comparable to those of our competitors, as the statement of operations classification of certain expenses may vary by company.

	First Quarter Fiscal 2017	First Quarter Fiscal 2016	$ Change	% Change
Tommy Bahama	$105,157	$98,792	$6,365	6.4%
Lilly Pulitzer	42,137	42,675	(538)	(1.3)%
Lanier Apparel	7,013	8,590	(1,577)	(18.4)%
Southern Tide	6,497	569	5,928	NM
Corporate and Other	(1,394)	838	(2,232)	NM
Total gross profit	$159,410	$151,464	$7,946	5.2%
LIFO charge (credit) included in Corporate and Other	$1,707	$(294)
Inventory step-up charge included in Southern Tide	$—	$153

The increase in consolidated gross profit was primarily due to higher net sales, as discussed above, partially offset by the unfavorable impact of LIFO accounting. Changes in gross margin by operating group are discussed below. The table below presents gross margin by operating group and in total for the First Quarter of Fiscal 2017 and the First Quarter of Fiscal 2016.

	First Quarter Fiscal 2017	First Quarter Fiscal 2016
Tommy Bahama	61.0%	60.7%
Lilly Pulitzer	66.5%	65.9%
Lanier Apparel	30.0%	32.3%
Southern Tide	51.4%	NM
Corporate and Other	NM	NM
Consolidated gross margin	58.5%	59.1%

On a consolidated basis, gross margin decreased in the First Quarter of Fiscal 2017, primarily as a result of the unfavorable impact of LIFO accounting in the First Quarter of Fiscal 2017. The improved gross margins in Tommy Bahama and Lilly Pulitzer were partially offset by the lower gross margin in Lanier Apparel.

Tommy Bahama:

The increase in gross margin for Tommy Bahama in the First Quarter of Fiscal 2017 primarily resulted from a change in sales mix, as full-price direct to consumer sales represented a greater proportion of Tommy Bahama sales, as well as modest improvements in the full-price direct to consumer gross margin. These increases were partially offset by lower gross margins in the off-price direct to consumer and wholesale channels of distribution as Tommy Bahama continued to focus on liquidating prior season inventory.

Lilly Pulitzer:

The increase in gross margin for Lilly Pulitzer was primarily driven by a change in sales mix with full-price direct to consumer sales representing a greater proportion of Lilly Pulitzer sales.

Lanier Apparel:

The decrease in gross margin for Lanier Apparel for the First Quarter of Fiscal 2017 resulted from lower gross margin across a number of programs including increased allowances for certain programs due to the higher promotional activity of certain customers in the challenging retail environment.

Southern Tide:

The increase in gross profit for Southern Tide in the First Quarter of Fiscal 2017 was primarily due to the First Quarter of Fiscal 2017 including a full quarter of operations, while the First Quarter of Fiscal 2016 only included the operations from the date of acquisition on April 19, 2016 through April 30, 2016. The gross profit of Southern Tide for the First Quarter of Fiscal 2016 included $0.2 million of incremental cost of goods sold associated with the step-up of inventory recognized at acquisition. All amounts related to the step-up of inventory were recognized during Fiscal 2016.

Corporate and Other:

The gross profit in Corporate and Other in each period primarily reflects (1) the gross profit of our Lyons, Georgia distribution center operations, (2) the impact of LIFO accounting adjustments and (3) the impact of certain consolidating adjustments, including the elimination of intercompany sales between our operating groups. The primary driver for the lower gross profit was the unfavorable impact of a $1.7 million LIFO accounting charge in the First Quarter of Fiscal 2017 compared to a $0.3 million LIFO accounting credit in the First Quarter of Fiscal 2016.

SG&A

	First Quarter Fiscal 2017	First Quarter Fiscal 2016	$ Change	% Change
SG&A	$133,191	$123,498	$9,693	7.8%
SG&A as % of net sales	48.9%	48.2%
Amortization of intangible assets included in Tommy Bahama associated with Tommy Bahama Canada acquisition	$370	$370
Amortization of intangible assets included in Southern Tide	$72	$50
Transaction expenses associated with the Southern Tide acquisition included in Corporate and Other	—	762

The increase in SG&A was primarily due to (1) $3.9 million of incremental SG&A in the First Quarter of Fiscal 2017 associated with the Southern Tide business, (2) $3.0 million of incremental costs in the First Quarter of Fiscal 2017 associated with additional retail stores, (3) a $2.2 million increase in incentive compensation, primarily resulting from improved Tommy Bahama results, and (4) a $2.0 million increase in brand advertising in Tommy Bahama, including the cost of the 132 page Spring 2017 catalog. These increases in SG&A were partially offset by the First Quarter of Fiscal 2017 not including any transaction expenses associated with an acquisition after incurring $0.8 million of transaction expenses associated with the Southern Tide acquisition in the First Quarter of Fiscal 2016.

Royalties and other operating income

	First Quarter Fiscal 2017	First Quarter Fiscal 2016	$ Change	% Change
Royalties and other operating income	$3,740	$4,040	$(300)	(7.4)%

Royalties and other operating income in the First Quarter of Fiscal 2017 primarily reflects income received from third parties from the licensing of our Tommy Bahama, Lilly Pulitzer and Southern Tide brands. The $0.3 million decrease in royalties and other operating income resulted from decreased royalty income for both Tommy Bahama and Lilly Pulitzer.

Operating income (loss)

	First Quarter Fiscal 2017	First Quarter Fiscal 2016	$ Change	% Change
Tommy Bahama	$16,038	$13,318	$2,720	20.4%
Lilly Pulitzer	17,687	20,794	(3,107)	(14.9)%
Lanier Apparel	858	2,865	(2,007)	(70.1)%
Southern Tide	2,104	48	2,056	NM
Corporate and Other	(6,728)	(5,019)	(1,709)	(34.1)%
Total operating income	$29,959	$32,006	$(2,047)	(6.4)%
LIFO charge (credit) included in Corporate and Other	$1,707	$(294)
Inventory step-up charge included in Southern Tide	$—	$153
Amortization of intangible assets included in Tommy Bahama associated with Tommy Bahama Canada acquisition	$370	$370
Amortization of intangible assets included in Southern Tide	$72	$50
Transaction expenses associated with the Southern Tide acquisition included in Corporate and Other	—	762

The decrease in operating income in the First Quarter of Fiscal 2017 was due to the lower operating income in Lilly Pulitzer and Lanier Apparel as well as lower operating results in Corporate and Other, primarily resulting from the unfavorable impact of LIFO accounting. These items were partially offset by increased operating income in Tommy Bahama and in Southern Tide, which was not owned for the full quarter in the prior year. Changes in operating income (loss) by operating group are discussed below.

Tommy Bahama:

	First Quarter Fiscal 2017	First Quarter Fiscal 2016	$ Change	% Change
Net sales	$172,496	$162,719	$9,777	6.0%
Gross margin	61.0%	60.7%
Operating income	$16,038	$13,318	$2,720	20.4%
Operating income as % of net sales	9.3%	8.2%
Amortization of intangible assets included in Tommy Bahama associated with Tommy Bahama Canada acquisition	$370	$370

The higher operating income for Tommy Bahama was primarily due to increased sales and higher gross margin, both as discussed above, partially offset by higher SG&A. The higher SG&A for the First Quarter of Fiscal 2017 includes (1) $2.0 million of incremental brand advertising expense, (2) a $1.7 million increase in incentive compensation amounts and (3) $1.6 million of incremental SG&A associated with operating additional retail stores. These SG&A increases were partially offset by lower costs associated with certain wholesale sales and back-office operations.

Lilly Pulitzer:

	First Quarter Fiscal 2017	First Quarter Fiscal 2016	$ Change	% Change
Net sales	$63,343	$64,734	$(1,391)	(2.1)%
Gross margin	66.5%	65.9%
Operating income	$17,687	$20,794	$(3,107)	(14.9)%
Operating income as % of net sales	27.9%	32.1%

The lower operating income in Lilly Pulitzer was primarily due to lower net sales and increased SG&A. The higher SG&A for the First Quarter of Fiscal 2017 includes $1.4 million of incremental SG&A associated with the cost of operating additional retail stores and other increases in SG&A, including additional employee headcount to support the planned growth for the business.

Lanier Apparel:

	First Quarter Fiscal 2017	First Quarter Fiscal 2016	$ Change	% Change
Net sales	$23,356	$26,611	$(3,255)	(12.2)%
Gross margin	30.0%	32.3%
Operating income	$858	$2,865	$(2,007)	(70.1)%
Operating income as % of net sales	3.7%	10.8%

The lower operating income for Lanier Apparel was primarily due to reduced sales and lower gross margin, both as discussed above, and higher SG&A. The SG&A increase primarily resulted from certain incremental infrastructure costs associated with the Strong Suit and Duck Head businesses, which were acquired in Fiscal 2016.

Southern Tide:

	First Quarter Fiscal 2017	First Quarter Fiscal 2016	$ Change	% Change
Net sales	$12,642	$1,425	$11,217	NM
Gross margin	51.4%	NM
Operating income	$2,104	$48	$2,056	NM
Operating income as % of net sales	16.6%	NM
Inventory step-up charge included in Southern Tide	$—	$153
Amortization of intangible assets included in Southern Tide	$72	$50

The increase in operating income for Southern Tide in the First Quarter of Fiscal 2017 was primarily due to the First Quarter of Fiscal 2017 including a full quarter of operations, while the First Quarter of Fiscal 2016 only included the operations from the date of acquisition on April 19, 2016 through April 30, 2016.

Corporate and Other:

	First Quarter Fiscal 2017	First Quarter Fiscal 2016	$ Change	% Change
Net sales	$526	$746	$(220)	NM
Operating loss	$(6,728)	$(5,019)	$(1,709)	(34.1)%
LIFO charge (credit) included in Corporate and Other	$1,707	$(294)
Transaction expenses associated with the Southern Tide acquisition included in Corporate and Other	—	762

The lower operating results in Corporate and Other were primarily due to the net unfavorable impact of LIFO accounting and higher incentive compensation expense amounts partially offset by the First Quarter of Fiscal 2017 not including any transaction expenses associated with an acquisition after incurring $0.8 million of transaction expenses associated with the Southern Tide acquisition in the First Quarter of Fiscal 2016.

Interest expense, net

	First Quarter Fiscal 2017	First Quarter Fiscal 2016	$ Change	% Change
Interest expense, net	$930	$614	$316	51.5%

Interest expense for the First Quarter of Fiscal 2017 increased from the prior year primarily due to higher average debt outstanding during the First Quarter of Fiscal 2017 compared to the First Quarter of Fiscal 2016 as well as higher interest rates in the First Quarter of Fiscal 2017. The higher average debt outstanding was primarily a result of borrowings used to fund the First Quarter of Fiscal 2016 acquisition of Southern Tide. Interest expense for the full year of Fiscal 2017 is expected to be $3.5 million.

Income taxes

	First Quarter Fiscal 2017	First Quarter Fiscal 2016	$ Change	% Change
Income taxes	$11,832	$11,215	$617	5.5%
Effective tax rate	40.8%	35.7%

The effective tax rate for the First Quarter of Fiscal 2017 was unfavorably impacted by certain stock awards that vested during the period which had a higher grant date fair value for accounting purposes than the vesting date fair value for tax deduction purposes, which increased income tax expense by $0.8 million. The effective tax rate for the First Quarter of Fiscal 2016 was favorably impacted by the utilization of certain foreign operating loss carryforward amounts and the $0.3 million additional tax benefit of certain stock awards that vested during the First Quarter of Fiscal 2016. Our effective tax rate for the full year of Fiscal 2017 is expected to be approximately 39%.

Net earnings from continuing operations

	First Quarter Fiscal 2017	First Quarter Fiscal 2016
Net loss from continuing operations	$17,197	$20,177
Net loss from continuing operations per diluted share	$1.03	$1.21
Weighted average shares outstanding - diluted	16,695	16,617

The lower net earnings from continuing operations per diluted share in the First Quarter of Fiscal 2017 was primarily due to lower operating income and the higher effective tax rate in the First Quarter of Fiscal 2017, as discussed above.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Our primary source of revenue and cash flow is through our design, sourcing, marketing and distribution of branded apparel products bearing the trademarks of our Tommy Bahama, Lilly Pulitzer and Southern Tide lifestyle brands, other owned brands and licensed brands, as well as private label apparel products. Our primary uses of cash flow include the purchase of products in the operation of our business from third party contract manufacturers outside of the United States, as well as operating expenses including employee compensation and benefits, occupancy-related costs, marketing and advertising costs, distribution costs, other general and administrative expenses and the payment of periodic interest payments related to our financing arrangements.
Additionally, we use cash for the funding of capital expenditures, dividends and repayment of indebtedness. In the ordinary course of business, we maintain certain levels of inventory, extend credit to our wholesale customers and pay certain operating expenses. Thus, we require a certain amount of working capital to operate our business. If cash inflows are less than cash outflows, we have access to amounts under our U.S. Revolving Credit Agreement, subject to its terms, which is described below. We may seek to finance our future cash requirements through various methods, including cash flow from operations, borrowings under our current or additional credit facilities, sales of debt or equity securities, and cash on hand.
As of April 29, 2017, we had $6.6 million of cash and cash equivalents on hand, with $93.3 million of borrowings outstanding and $194.4 million of availability under our U.S. Revolving Credit Agreement. We believe our balance sheet and anticipated future positive cash flow from operating activities provide us with sufficient cash flow to satisfy our ongoing cash requirements and ample opportunity to continue to invest in our brands and our direct to consumer initiatives.

Key Liquidity Measures

($ in thousands)	April 29, 2017	January 28, 2017	April 30, 2016	January 30, 2016
Total current assets	$236,982	$231,628	$255,550	$216,796
Total current liabilities, including liabilities related to discontinued operations	$119,309	$131,396	$109,370	$128,899
Working capital	$117,673	$100,232	$146,180	$87,897
Working capital ratio	1.99	1.76	2.34	1.68
Debt to total capital ratio	19%	20%	30%	12%

Our working capital ratio is calculated by dividing total current assets by total current liabilities. Current assets decreased from April 30, 2016 to April 29, 2017 primarily due to a $16.6 million reduction in inventories. Current liabilities increased from April 30, 2016 to April 29, 2017 reflecting increases in various line items associated with ongoing operations as well as a $3.1 million increase in liabilities related to discontinued operations. Changes in current assets and current liabilities are discussed below.

For the ratio of debt to total capital, debt is defined as short-term and long-term debt, and total capital is defined as debt plus shareholders' equity. Debt was $93.3 million at April 29, 2017 and $152.9 million at April 30, 2016, while shareholders’ equity was $388.4 million at April 29, 2017 and $352.4 million at April 30, 2016. The decrease in debt since April 30, 2016 was primarily due to $130.5 million of cash flow from operations which was partially offset by $47.4 million of capital expenditures and the payment of $18.1 million of dividends. Shareholders' equity increased from April 30, 2016, primarily as a result of net earnings less dividends paid. Our debt levels and ratio of debt to total capital in future periods may not be comparable to historical amounts as we continue to assess, and possibly make changes to, our capital structure. Changes in our capital structure in the future, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Balance Sheet

The following tables set forth certain information included in our consolidated balance sheets (in thousands). Below each table are explanations for any significant changes in the balances from April 30, 2016 to April 29, 2017.

Current Assets:

	April 29, 2017	January 28, 2017	April 30, 2016	January 30, 2016
Cash and cash equivalents	$6,554	$6,332	$6,974	$6,323
Receivables, net	79,042	58,279	81,493	59,065
Inventories, net	127,061	142,175	143,641	129,136
Prepaid expenses	24,325	24,842	23,442	22,272
Total current assets	$236,982	$231,628	$255,550	$216,796

Cash and cash equivalents as of April 29, 2017 and April 30, 2016 represent typical cash amounts maintained on an ongoing basis in our operations, which generally ranges from $5 million to $10 million at any given time. Any excess cash is generally used to repay amounts outstanding under our U.S. Revolving Credit Agreement. The decrease in receivables, net as of April 29, 2017 was primarily due to lower wholesale sales in Lanier Apparel and Lilly Pulitzer during the First Quarter of Fiscal 2017.

Inventories, net as of April 29, 2017 decreased from April 30, 2016 as a result of lower inventory levels in Tommy Bahama, Lanier Apparel and Southern Tide partially offset by higher inventory levels in Corporate and Other and Lilly Pulitzer. Tommy Bahama's inventory decreased primarily due to Tommy Bahama's focus on managing inventory buys, sale of a greater amount of prior season inventory units through outlet stores and off-price wholesale channels, and certain inventory markdowns recognized in the Fourth Quarter of Fiscal 2016. The reduced inventory in Lanier Apparel represents a lower inventory level than the prior year due to the timing of receipt of inventory in transit, the transition from certain programs to new programs and the exit from certain replenishment programs. Southern Tide's inventory decreased primarily due to the prior year including a $3 million inventory step-up from cost to fair value at acquisition which was recognized in cost of goods sold during Fiscal 2016. The increase in inventory in Corporate and Other was primarily due to the impact of LIFO accounting including the reversal of inventory markdowns. We believe that inventory levels in each operating group are appropriate to support the anticipated sales for the Second Quarter of Fiscal 2017.

Non-current Assets:

	April 29, 2017	January 28, 2017	April 30, 2016	January 30, 2016
Property and equipment, net	$192,734	$193,931	$185,971	$184,094
Intangible assets, net	174,603	175,245	185,416	143,738
Goodwill	60,002	60,015	50,058	17,223
Other non-current assets, net	24,258	24,340	21,800	20,839
Total non-current assets	$451,597	$453,531	$443,245	$365,894

Property and equipment, net as of April 29, 2017 increased from April 30, 2016 primarily as a result of capital expenditures in the twelve months ended April 29, 2017 partially offset by depreciation expense during the same period. The decrease in intangible assets, net and the increase in goodwill at April 29, 2017 were primarily due to the consolidated balance sheet as of April 30, 2016 including provisional amounts related to the First Quarter of Fiscal 2016 acquisition of Southern Tide, which were finalized in the Fourth Quarter of Fiscal 2016 as disclosed in Note 12 to our consolidated financial statements contained in our Annual Report on Form 10-K for Fiscal 2016. The increase in other non-current assets, net as of April 29, 2017 was primarily due to an increase in asset balances set aside for potential deferred compensation plan obligations and deferred financing costs paid in Fiscal 2016.

Liabilities:

	April 29, 2017	January 28, 2017	April 30, 2016	January 30, 2016
Total current liabilities	$119,309	$131,396	$109,370	$128,899
Long-term debt	93,289	91,509	152,905	43,975
Other non-current liabilities	69,370	70,002	67,551	67,188
Deferred taxes	16,183	13,578	12,323	3,657
Non-current liabilities related to discontinued operations	2,022	2,544	4,278	4,571
Total liabilities	$300,173	$309,029	$346,427	$248,290

Current liabilities as of April 29, 2017 increased compared to April 30, 2016 due to (1) a $3.7 million increase in other accrued expenses and liabilities reflecting increases in various deferred revenue and accrued expense amounts, (2) a $3.1 million increase in liabilities related to discontinued operations as all amounts recognized were classified in non-current liabilities in the prior year, (3) a $1.6 million increase in accrued compensation primarily reflecting higher accrued bonus amounts in Tommy Bahama and (4) a $1.5 million increase in accounts payable. The decrease in debt since April 30, 2016 was primarily due to $130.5 million of cash flow from operations which was partially offset by $47.4 million of capital expenditures and the payment of $18.1 million of dividends. Other non-current liabilities increased as of April 29, 2017 compared to April 30, 2016 primarily due to increases in deferred rent liabilities, including tenant improvement allowances from landlords. The increase in deferred taxes was primarily due to timing differences associated with depreciation and amortization recognized for tax and book purposes partially offset by a Fourth Quarter Fiscal 2016 reduction of $2 million of the provisional deferred tax amount associated with the Southern Tide acquisition.

Non-current liabilities related to discontinued operations as of April 29, 2017 decreased primarily as a result of certain amounts as of April 29, 2017 classified as current liabilities related to discontinued operations rather than non-current liabilities related to discontinued operations, which was partially offset by an increase in total liabilities related to discontinued operations recognized in the Fourth Quarter of Fiscal 2016. The aggregate amount included in current and non-current liabilities related to discontinued operations represents our best estimate of the future net loss anticipated with respect to certain retained lease obligations; however, the ultimate loss to be recognized remains uncertain as the amount of any sub-lease income is dependent upon a variety of factors including anticipated future sublease income and market rental amounts.

Statement of Cash Flows

The following table sets forth the net cash flows, including continuing and discontinued operations, for the First Quarter of Fiscal 2017 and First Quarter of Fiscal 2016 (in thousands):

	First Quarter Fiscal 2017	First Quarter Fiscal 2016
Cash provided by operating activities	$13,611	$1,697
Cash used in investing activities	(8,770)	(104,483)
Cash (used in) provided by financing activities	(4,592)	103,165
Net change in cash and cash equivalents	$249	$379

Cash and cash equivalents on hand were $6.6 million and $7.0 million at April 29, 2017 and April 30, 2016, respectively. Changes in cash flows in the First Quarter of Fiscal 2017 and the First Quarter of Fiscal 2016 related to operating activities, investing activities and financing activities are discussed below.

Operating Activities:

In the First Quarter of Fiscal 2017 and First Quarter of Fiscal 2016, operating activities provided $13.6 million and $1.7 million of cash, respectively. The cash flow from operating activities was primarily the result of net earnings for the relevant period adjusted, as applicable, for non-cash activities including depreciation, amortization and equity-based compensation as well as the net impact of changes in deferred taxes and our working capital accounts. As a result of the seasonality of our business, working capital account changes had an unfavorable impact on cash flow from operations in both the First Quarter of Fiscal 2017 and the First Quarter of Fiscal 2016. In the First Quarter of Fiscal 2017, the more significant changes in working capital accounts were an increase in receivables, net and a decrease in current liabilities, each of which decreased cash flow from operations, which were partially offset by a decrease in inventories which increased cash flow from operations. During the

First Quarter of Fiscal 2016, the more significant changes in working capital accounts were a decrease in current liabilities and an increase in receivables, net each of which decreased cash flow from operations.

Investing Activities:

During the First Quarter of Fiscal 2017, investing activities used $8.8 million of cash, while in the First Quarter of Fiscal 2016, investing activities used $104.5 million of cash. In the First Quarter of Fiscal 2017, we paid $8.5 million for capital expenditures compared to $10.6 million in the First Quarter of Fiscal 2016. During the First Quarter of Fiscal 2016 we paid $91.9 million for the acquisition of Southern Tide and $2.0 million for the final working capital settlement associated with our Ben Sherman discontinued operations.

Financing Activities:

During the First Quarter of Fiscal 2017, financing activities used $4.6 million of cash while in the First Quarter of Fiscal 2016 financing activities provided $103.2 million of cash. In the First Quarter of Fiscal 2017, we increased debt primarily for the purpose of funding our capital expenditures, payment of dividends and payment of employee taxes associated with the vesting of certain restricted share awards, which in the aggregate exceeded our cash flow from operations. During the First Quarter of Fiscal 2016, we increased debt primarily for the purpose of purchasing the Southern Tide business, funding our capital expenditures, payment of dividends and the payment of employee taxes associated with the vesting of certain restricted share awards, which in the aggregate exceeded our cash flow from operations. During the First Quarter of Fiscal 2017 and the First Quarter of Fiscal 2016, we paid $4.6 million and $4.5 million of dividends, respectively.

We anticipate that cash flow provided by or used in financing activities in the future will be dependent upon whether our cash flow from operating activities exceeds our capital expenditures, dividend payments and any other investing or financing activities. Generally, we anticipate that excess cash, if any, will be used to repay debt on our U.S. Revolving Credit Agreement.

Liquidity and Capital Resources

We had $93.3 million outstanding as of April 29, 2017 under our $325 million Fourth Amended and Restated Credit Agreement ("U.S. Revolving Credit Agreement") compared to $152.9 million of borrowings outstanding as of April 30, 2016 under our Third Amended and Restated Credit Agreement ("Prior Credit Agreement"). On May 24, 2016, the U.S. Revolving Credit Agreement amended and restated the Prior Credit Agreement to (i) increase the borrowing capacity of the facility, (ii) extend the maturity of the facility and (iii) modify certain other provisions and restrictions of the Prior Credit Agreement. The U.S. Revolving Credit Agreement generally (i) is limited to a borrowing base consisting of specified percentages of eligible categories of assets, (ii) accrues variable-rate interest (weighted average borrowing rate of 2.5% as of April 29, 2017), unused line fees and letter of credit fees based upon average unused availability or utilization, (iii) requires periodic interest payments with principal due at maturity (May 2021) and (iv) is secured by a first priority security interest in substantially all of the assets of Oxford Industries, Inc. and substantially all of its domestic subsidiaries, including accounts receivable, books and records, chattel paper, deposit accounts, equipment, certain general intangibles, inventory, investment property (including the equity interests of certain subsidiaries), negotiable collateral, life insurance policies, supporting obligations, commercial tort claims, cash and cash equivalents, eligible trademarks, proceeds and other personal property.

To the extent cash flow needs exceed cash flow provided by our operations we will have access, subject to its terms, to our U.S. Revolving Credit Agreement to provide funding for operating activities, capital expenditures and acquisitions, if any. Our credit facility is also used to finance trade letters of credit for product purchases, which reduce the amounts available under our line of credit when issued. As of April 29, 2017, $4.5 million of letters of credit were outstanding against our U.S. Revolving Credit Agreement. After considering these limitations and the amount of eligible assets in our borrowing base, as applicable, as of April 29, 2017, we had $194.4 million in unused availability under the U.S. Revolving Credit Agreement, subject to certain limitations on borrowings.

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
We believe that the affirmative covenants, negative covenants, financial covenants and other restrictions under the U.S. Revolving Credit Agreement are customary for those included in similar facilities entered into at the time we entered into the U.S. Revolving Credit Agreement. During the First Quarter of Fiscal 2017 and as of April 29, 2017, no financial covenant testing was required pursuant to our U.S. Revolving Credit Agreement as the minimum availability threshold was met at all times. As of April 29, 2017, we were compliant with all covenants related to the U.S. Revolving Credit Agreement.

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
Our contractual obligations as of April 29, 2017 have not changed materially from the contractual obligations outstanding at January 28, 2017, as disclosed in our Annual Report on Form 10-K for Fiscal 2016 filed with the SEC, other than changes in amounts outstanding under our U.S. Revolving Credit Agreement as discussed above.
Our anticipated capital expenditures for Fiscal 2017, including the $8.5 million incurred in the First Quarter of Fiscal 2017, are expected to be approximately $50 million to $55 million compared to $49.4 million in Fiscal 2016. These expenditures are expected to consist primarily of costs associated with information technology initiatives, including e-commerce capabilities, opening, relocating or remodeling retail stores and restaurants and facility enhancements. Our capital expenditure amounts in future years may increase or decrease from the amounts incurred in prior years or the amount expected for Fiscal 2017 depending on the information technology initiatives, retail store and restaurant openings, relocations and remodels and other infrastructure requirements to support future expansion of our businesses.
Off Balance Sheet Arrangements

We have not entered into agreements which meet the SEC’s definition of an off balance sheet financing arrangement, other than operating leases, and have made no financial commitments to or guarantees with respect to any unconsolidated subsidiaries or special purpose entities.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with GAAP in a consistent manner. The preparation of these financial statements requires the selection and application of accounting policies. Further, the application of GAAP requires us to make estimates and judgments about future events that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. On an ongoing basis, we evaluate our estimates, including those discussed below. We base our estimates on historical experience, current trends and various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.
Actual results may differ from these estimates under different assumptions or conditions. We believe it is possible that other professionals, applying reasonable judgment to the same set of facts and circumstances, could develop and support a range of alternative estimated amounts. We believe that we have appropriately applied our critical accounting policies. However, in the event that inappropriate assumptions or methods were used relating to the critical accounting policies, our consolidated statements of operations could be misstated.
Our critical accounting policies and estimates are discussed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for Fiscal 2016. There have not been any significant changes to the application of our critical accounting policies and estimates during the First Quarter of Fiscal 2017.

Additionally, a detailed summary of significant accounting policies is included in Note 1 to our consolidated financial statements contained in our Annual Report on Form 10-K for Fiscal 2016.

SEASONAL ASPECTS OF OUR BUSINESS
Each of our operating groups is impacted by seasonality as the demand by specific product or style, as well as by distribution channel, may vary significantly depending on the time of year. For details of the impact of seasonality on each of our operating groups see the business discussion for each operating group discussed in Part I, Item 1, Business in our Annual Report on Form 10-K for Fiscal 2016. As the timing of certain unusual or non-recurring items, economic conditions, wholesale product shipments, weather or other factors affecting the business may vary from one year to the next, we do not believe that net sales or operating income for any particular quarter or the distribution of net sales and operating income for Fiscal 2016 are necessarily indicative of anticipated results for the full fiscal year or expected distribution in future years. Our third quarter has historically been our smallest net sales and operating income quarter and that result is expected to continue as we continue the expansion of our direct to consumer operations in the future. The following table presents our percentage of net sales and operating income from continuing operations by quarter for Fiscal 2016:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	25%	28%	22%	25%
Operating income (loss)	36%	43%	—%	21%
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain interest rate, foreign currency, commodity and inflation risks as discussed in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for Fiscal 2016. There have not been any significant changes in our exposure to these risks during the First Quarter of Fiscal 2017.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our company, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the First Quarter of Fiscal 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are a party to litigation and regulatory actions arising in the ordinary course of business. These actions may relate to trademark and other intellectual property, licensing arrangements, real estate, importing or exporting regulations, taxation, employee relation matters or other topics. We are not currently a party to any litigation or regulatory action or aware of any proceedings contemplated by governmental authorities, that we believe could reasonably be expected to have a material impact on our financial position, results of operations or cash flows. However, our assessment of any litigation or other legal claims could potentially change in light of the discovery of additional factors not presently known or determinations by judges, juries, or others which are not consistent with our evaluation of the possible liability or outcome of such litigation or claims.

ITEM 1A. RISK FACTORS

Our business is subject to numerous risks.  Investors should carefully consider the factors discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for Fiscal 2016, which could materially affect our business, financial condition or operating results.  We operate in a competitive and rapidly changing business environment, and additional risks and uncertainties not presently known to us or that we currently consider immaterial may also adversely affect our business. The risks described in our Annual Report on Form 10-K for Fiscal 2016 are not the only risks facing our company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)        During the First Quarter of Fiscal 2017, we did not make any unregistered sales of our equity securities.

(c)         We have certain stock incentive plans as described in Note 7 to our consolidated financial statements included in our Annual Report on Form 10-K for Fiscal 2016, all of which are publicly announced plans. Under the plans, we can repurchase shares from employees to cover employee tax liabilities related to the vesting of shares of our stock. During the First Quarter of Fiscal 2017, we purchased the following shares pursuant to these plans:

Fiscal Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
February (1/29/17 - 2/25/17)	530	$55.02	0	0
March (2/26/17 - 4/1/17)	—	$—	0	0
April (4/2/17 - 4/29/17)	39,722	$54.80	0	0
Total	40,252	$54.80	0	0

In March 2017, our Board of Directors authorized us to spend up to $50 million to repurchase shares of our stock. This authorization superseded and replaced all previous authorizations to repurchase shares of our stock and has no automatic expiration. During the First Quarter of Fiscal 2017, no shares of our stock were repurchased pursuant to this or any previous authorization.

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

June 7, 2017	OXFORD INDUSTRIES, INC.
(Registrant)

/s/ K. Scott Grassmyer
K. Scott Grassmyer
Executive Vice President - Finance, Chief Financial Officer and Controller
(Authorized Signatory)