Form 10-Q
period 2017-07-29
OXFORD INDUSTRIES INC
filed 2017-09-01
CIK 75288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 29, 2017

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of shares outstanding
Title of each class	as of August 25, 2017
Common Stock, $1 par value	16,826,814

OXFORD INDUSTRIES, INC.
INDEX TO FORM 10-Q
For the Second Quarter of Fiscal 2017

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS
Our SEC filings and public announcements may include forward-looking statements about future events. Generally, the words "believe," "expect," "intend," "estimate," "anticipate," "project," "will" and similar expressions identify forward-looking statements, which typically are not historical in nature. We intend for all forward-looking statements contained herein, in our press releases or on our website, and all subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf, to be covered by the safe harbor provisions for forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (which Sections were adopted as part of the Private Securities Litigation Reform Act of 1995). Such statements are subject to a number of risks, uncertainties and assumptions including, without limitation, competitive conditions, which may be impacted by evolving consumer shopping patterns; the impact of economic conditions on consumer demand and spending for apparel and related products, particularly in light of general economic uncertainty; changes in international, federal or state tax, trade and other laws and regulations, including changes in corporate tax rates, quota restrictions or the imposition of safeguard controls; demand for our products; timing of shipments requested by our wholesale customers; expected pricing levels; retention of and disciplined execution by key management; the timing and cost of store openings and of planned capital expenditures; weather; costs of products as well as the raw materials used in those products; costs of labor; acquisition and disposition activities; expected outcomes of pending or potential litigation and regulatory actions; access to capital and/or credit markets; our ability to timely recognize our expected synergies from any acquisitions we pursue; and factors that could affect our consolidated effective tax rate such as the results of foreign operations or stock based compensation. Forward-looking statements reflect our expectations at the time such forward looking statements are made, based on information available at such time, and are not guarantees of performance. Although we believe that the expectations reflected in such forward-looking statements are reasonable, these expectations could prove inaccurate as such statements involve risks and uncertainties, many of which are beyond our ability to control or predict. Should one or more of these risks or uncertainties, or other risks or uncertainties not currently known to us or that we currently deem to be immaterial, materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Important factors relating to these risks and uncertainties include, but are not limited to, those described in Part I, Item 1A. Risk Factors contained in our Annual Report on Form 10-K for Fiscal 2016, and those described from time to time in our future reports filed with the SEC. We caution that one should not place undue reliance on forward-looking statements, which speak only as of the date on which they are made. We disclaim any intention, obligation or duty to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
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

Fiscal 2018	52 weeks ending February 2, 2019
Fiscal 2017	53 weeks ending February 3, 2018
Fiscal 2016	52 weeks ended January 28, 2017
Fiscal 2015	52 weeks ended January 30, 2016
Fourth Quarter Fiscal 2017	14 weeks ending February 3, 2018
Third Quarter Fiscal 2017	13 weeks ending October 28, 2017
Second Quarter Fiscal 2017	13 weeks ended July 29, 2017
First Quarter Fiscal 2017	13 weeks ended April 29, 2017
Fourth Quarter Fiscal 2016	13 weeks ended January 28, 2017
Third Quarter Fiscal 2016	13 weeks ended October 29, 2016
Second Quarter Fiscal 2016	13 weeks ended July 30, 2016
First Quarter Fiscal 2016	13 weeks ended April 30, 2016

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OXFORD INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par amounts)
(unaudited)

	July 29, 2017	January 28, 2017	July 30, 2016
ASSETS
Current Assets
Cash and cash equivalents	$5,983	$6,332	$8,192
Receivables, net	59,264	58,279	61,081
Inventories, net	119,620	142,175	133,662
Prepaid expenses	19,626	24,842	22,917
Total Current Assets	$204,493	$231,628	$225,852
Property and equipment, net	193,668	193,931	190,195
Intangible assets, net	174,262	175,245	186,565
Goodwill	60,059	60,015	50,911
Other non-current assets, net	24,265	24,340	23,041
Total Assets	$656,747	$685,159	$676,564

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$60,332	$76,825	$58,957
Accrued compensation	25,403	19,711	20,689
Other accrued expenses and liabilities	32,757	32,000	32,963
Liabilities related to discontinued operations	3,425	2,860	—
Total Current Liabilities	$121,917	$131,396	$112,609
Long-term debt	37,601	91,509	105,941
Other non-current liabilities	70,836	70,002	68,529
Deferred taxes	15,520	13,578	12,620
Liabilities related to discontinued operations	1,507	2,544	3,469
Commitments and contingencies
Shareholders’ Equity
Common stock, $1.00 par value per share	16,827	16,769	16,769
Additional paid-in capital	132,668	131,144	127,595
Retained earnings	264,282	233,493	234,142
Accumulated other comprehensive loss	(4,411)	(5,276)	(5,110)
Total Shareholders’ Equity	$409,366	$376,130	$373,396
Total Liabilities and Shareholders’ Equity	$656,747	$685,159	$676,564

See accompanying notes.

OXFORD INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
 (unaudited)

	Second Quarter Fiscal 2017	Second Quarter Fiscal 2016	First Half Fiscal 2017	First Half Fiscal 2016
Net sales	$284,709	$282,996	$557,072	$539,231
Cost of goods sold	118,740	118,201	231,693	222,971
Gross profit	$165,969	$164,795	$325,379	$316,260
SG&A	132,911	129,437	266,102	252,936
Royalties and other operating income	3,344	3,332	7,084	7,372
Operating income	$36,402	$38,690	$66,361	$70,696
Interest expense, net	742	1,177	1,672	1,791
Earnings from continuing operations before income taxes	$35,660	$37,513	$64,689	$68,905
Income taxes	12,971	13,638	24,803	24,853
Net earnings from continuing operations	$22,689	$23,875	$39,886	$44,052
Earnings from discontinued operations, net of taxes	—	—	—	—
Net earnings	$22,689	$23,875	$39,886	$44,052
Net earnings from continuing operations per share:
Basic	$1.37	$1.45	$2.41	$2.67
Diluted	$1.36	$1.44	$2.39	$2.65
Earnings from discontinued operations, net of taxes, per share:
Basic	$—	$—	$—	$—
Diluted	$—	$—	$—	$—
Net earnings per share:
Basic	$1.37	$1.45	$2.41	$2.67
Diluted	$1.36	$1.44	$2.39	$2.65
Weighted average shares outstanding:
Basic	16,605	16,515	16,577	16,509
Diluted	16,700	16,623	16,698	16,620
Dividends declared per share	$0.27	$0.27	$0.54	$0.54

See accompanying notes.

OXFORD INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Second Quarter Fiscal 2017	Second Quarter Fiscal 2016	First Half Fiscal 2017	First Half Fiscal 2016
Net earnings	$22,689	$23,875	$39,886	$44,052
Other comprehensive income (loss), net of taxes:
Net foreign currency translation adjustment	1,151	(261)	865	1,719
Total other comprehensive (loss) income, net of taxes	$1,151	$(261)	$865	$1,719
Comprehensive income	$23,840	$23,614	$40,751	$45,771

See accompanying notes.

OXFORD INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	First Half Fiscal 2017	First Half Fiscal 2016
Cash Flows From Operating Activities:
Net earnings	$39,886	$44,052
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	19,486	19,278
Amortization of intangible assets	1,082	1,120
Equity compensation expense	3,075	3,477
Amortization of deferred financing costs	211	480
Deferred income taxes	1,942	4,985
Changes in working capital, net of acquisitions and dispositions:
Receivables, net	(1,336)	5,370
Inventories, net	23,731	12,985
Prepaid expenses	5,298	144
Current liabilities	(9,955)	(18,475)
Other non-current assets, net	22	(714)
Other non-current liabilities	(307)	173
Cash provided by operating activities	$83,135	$72,875
Cash Flows From Investing Activities:
Acquisitions, net of cash acquired	(614)	(94,960)
Purchases of property and equipment	(18,527)	(24,643)
Other investing activities	—	(2,029)
Cash used in investing activities	$(19,141)	$(121,632)
Cash Flows From Financing Activities:
Repayment of revolving credit arrangements	(163,703)	(304,212)
Proceeds from revolving credit arrangements	109,794	366,178
Deferred financing costs paid	—	(1,385)
Proceeds from issuance of common stock	713	677
Repurchase of equity awards for employee tax withholding liabilities	(2,206)	(1,868)
Cash dividends declared and paid	(9,096)	(9,062)
Cash (used in) provided by financing activities	$(64,498)	$50,328
Net change in cash and cash equivalents	$(504)	$1,571
Effect of foreign currency translation on cash and cash equivalents	155	298
Cash and cash equivalents at the beginning of year	6,332	6,323
Cash and cash equivalents at the end of the period	$5,983	$8,192
Supplemental disclosure of cash flow information:
Cash paid for interest, net	$1,543	$1,477
Cash paid for income taxes	$18,128	$16,996

See accompanying notes.

OXFORD INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
SECOND QUARTER OF FISCAL 2017

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

In order to conform to current period classification, certain gift with purchase amounts, totaling $0.9 million and $1.6 million previously reported as SG&A, have been reclassified to cost of goods sold for the Second Quarter of Fiscal 2016 and the First Half of Fiscal 2016, respectively. This reclassification resulted in a decrease in SG&A and a corresponding increase in cost of goods sold in the Second Quarter of Fiscal 2016 and the First Half of Fiscal 2016, with no impact on previously reported net earnings.
In January 2017, the FASB issued new guidance that provides a more narrow framework for evaluating whether a set of assets and activities constitute a business. We early adopted this guidance in the Second Quarter of Fiscal 2017. The adoption of this guidance did not have a material impact upon adoption. The impact of the guidance in the future will depend on the facts and circumstances of any specific future transactions.
Recently Issued Accounting Standards Applicable to Future Periods
In May 2014, the FASB issued guidance which provides a single, comprehensive accounting model for revenue arising from contracts with customers. This guidance has been revised and clarified through supplemental adoption guidance subsequent to May 2014. This new revenue recognition guidance supersedes most of the existing revenue recognition guidance which specifies that revenue is recognized when risks and rewards transfer to a customer. Under the new guidance, revenue will be recognized pursuant to a five-step approach: (1) identify the contracts with the customer; (2) identify the separate performance obligations in the contracts; (3) determine the transaction price; (4) allocate the transaction price to separate performance obligations; and (5) recognize revenue when, or as, each performance obligation is satisfied. The new guidance also requires additional disclosures about the nature, timing and uncertainty of revenue and cash flow arising from customer contracts, including significant judgments and changes in judgments. The new guidance is effective for us beginning in Fiscal 2018 and may be applied via the full retrospective method or through the modified retrospective method. At this time we anticipate utilizing the modified retrospective method with a cumulative adjustment to opening retained earnings at the date of adoption in the First Quarter of Fiscal 2018. We are currently reviewing our revenue streams, including retail, e-commerce, wholesale and royalty income, to evaluate the potential impact of the adoption of the revised guidance on our consolidated financial statements, but we have not yet completed this assessment. While we do not anticipate a significant change in the timing of revenue recognition at this time, areas of focus include certain variable consideration items such as estimates of anticipated wholesale customer allowances, returns or other reserves.
In February 2016, the FASB issued a new accounting standard on leasing. The new standard will require companies to record most leases as assets and liabilities on the balance sheet. For these leases, we will be required to recognize a right to use asset and lease liability for the obligations created by the leases. This guidance will be effective in Fiscal 2019 with early adoption permitted. The guidance requires the use of the modified retrospective transition approach. We are currently in the process of evaluating the impact of the new guidance on our consolidated financial statements, but considering our existing operating leases, we anticipate that the new lease guidance will have a significant impact on our consolidated balance sheet by requiring the recognition of a significant amount of lease-related assets and liabilities.
In June 2016, the FASB issued revised guidance on the measurement of credit losses on financial instruments. This guidance amends the impairment model by requiring companies to use a forward-looking approach based on expected losses to estimate credit losses on certain financial instruments, including trade receivables. This guidance will be effective in Fiscal 2020 with early adoption permitted. We are currently assessing the impact that adopting this guidance will have on our consolidated financial statements.

In October 2016, the FASB issued revised guidance on the recognition of current and deferred income taxes for intra-entity asset transfers. The revised guidance requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset (other than inventory) when the transfer occurs. This guidance will be effective in Fiscal 2018 with early adoption permitted. The guidance requires the use of the modified retrospective method of adoption which results in a cumulative adjustment to retained earnings as of the beginning of the period of adoption. We are currently in the process of assessing the impact that adopting this guidance will have on our consolidated financial statements.
In January 2017, the FASB issued revised guidance on the subsequent measurement of goodwill which eliminates the second step from the quantitative goodwill impairment test. The revised guidance requires companies to compare the fair value of a reporting unit with its carrying amount and record an impairment charge for the amount that the carrying amount exceeds the fair value, up to the total amount of goodwill allocated to that reporting unit. This guidance will be effective in 2020 with early adoption permitted for goodwill impairment testing dates after January 1, 2017. We are currently assessing the impact that adopting this guidance will have on our consolidated financial statements.

2.
Operating Group Information:   Our business is primarily operated through our Tommy Bahama, Lilly Pulitzer, Lanier Apparel and Southern Tide operating groups. We acquired Southern Tide on April 19, 2016 during the First Quarter of Fiscal 2016. We identify our operating groups based on the way our management organizes the components of our business for purposes of allocating resources and assessing performance. Our operating group structure reflects a brand-focused management approach, emphasizing operational coordination and resource allocation across each brand's direct to consumer, wholesale and licensing operations, as applicable.

Tommy Bahama, Lilly Pulitzer and Southern Tide each design, source, market and distribute apparel and related products bearing their respective trademarks and also license their trademarks for other product categories, while Lanier Apparel designs, sources and distributes branded and private label men's products. Corporate and Other is a reconciling category for reporting purposes and includes our corporate offices, substantially all financing activities, elimination of inter-segment sales, LIFO accounting adjustments for inventory, other costs that are not allocated to the operating groups and operations of our other businesses which are not included in our operating groups, including our Lyons, Georgia distribution center operations. For a more extensive description of our Tommy Bahama, Lilly Pulitzer, Lanier Apparel and Southern Tide operating groups, see Part I, Item 1. Business included in our Annual Report on Form 10-K for Fiscal 2016. The table below presents certain financial information (in thousands) about our operating groups, as well as Corporate and Other.

	Second Quarter Fiscal 2017	Second Quarter Fiscal 2016	First Half Fiscal 2017	First Half Fiscal 2016
Net sales
Tommy Bahama	$187,580	$184,111	$360,076	$346,830
Lilly Pulitzer	69,458	69,724	132,801	134,458
Lanier Apparel	17,848	19,541	41,204	46,152
Southern Tide	9,395	9,155	22,037	10,580
Corporate and Other	428	465	954	1,211
Total net sales	$284,709	$282,996	$557,072	$539,231
Depreciation and amortization
Tommy Bahama	$7,714	$7,869	$15,288	$15,574
Lilly Pulitzer	2,079	1,867	4,074	3,595
Lanier Apparel	150	118	298	212
Southern Tide	103	210	209	267
Corporate and Other	332	380	699	750
Total depreciation and amortization	$10,378	$10,444	$20,568	$20,398
Operating income (loss)
Tommy Bahama	$21,916	$20,578	$37,954	$33,896
Lilly Pulitzer	20,982	22,640	38,669	43,434
Lanier Apparel	195	78	1,053	2,943
Southern Tide	645	(1)	2,749	47
Corporate and Other	(7,336)	(4,605)	(14,064)	(9,624)
Total operating income	$36,402	$38,690	$66,361	$70,696
Interest expense, net	742	1,177	1,672	1,791
Earnings from continuing operations before income taxes	$35,660	$37,513	$64,689	$68,905
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

	Second Quarter Fiscal 2017	Second Quarter Fiscal 2016	First Half Fiscal 2017	First Half Fiscal 2016
Beginning balance	$(5,562)	$(4,849)	$(5,276)	$(6,829)
Net foreign currency translation adjustment	1,151	(261)	865	1,719
Ending balance	$(4,411)	$(5,110)	$(4,411)	$(5,110)

4.
Income Taxes: Income taxes reflects effective tax rates of 36.4%, 36.4%, 38.3% and 36.1% for the Second Quarter of Fiscal 2017, the Second Quarter of Fiscal 2016, the First Half of Fiscal 2017 and First Half of Fiscal 2016, respectively. The effective tax rates for each period presented were impacted by our earnings in certain foreign jurisdictions, which have lower tax rates than domestic earnings resulting in a lower consolidated effective tax rate, as well as the net impact of other items, including the proportion of domestic versus foreign earnings or losses during the period, which varies during the year and from one year to the next. Additionally, for the First Half of Fiscal 2016 the effective tax rate was favorably impacted by the utilization of certain foreign operating loss carryforward amounts, while the First Half of Fiscal 2017 was unfavorably impacted by certain stock awards that vested during the First Quarter of Fiscal 2017, which had a higher grant date fair value for accounting purposes than the vesting date fair value for tax deduction purposes, resulting in an increase in income tax expense.

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
We distribute our owned lifestyle branded products primarily through our direct to consumer channels, consisting of our Tommy Bahama and Lilly Pulitzer retail stores and our e-commerce sites for Tommy Bahama, Lilly Pulitzer and Southern Tide, and through our wholesale distribution channels. Our direct to consumer operations provide us with the opportunity to interact directly with our customers, present to them a broad assortment of our current season products and immerse them in the theme of the lifestyle brand. We believe that presenting our products in a setting specifically designed to showcase the lifestyle on which the brands are based enhances the image of our brands. Our Tommy Bahama and Lilly Pulitzer full-price retail stores provide high visibility for our brands and products and allow us to stay close to the preferences of our consumers, while also providing a platform for long-term growth for the brands. In Tommy Bahama, we also operate a limited number of restaurants, generally adjacent to a Tommy Bahama full-price retail store location, which we believe further enhance the brand's image with consumers.
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

While this evolution in the fashion retail industry presents significant risks, especially for traditional retailers who fail or are unable to adapt, we believe it also presents a tremendous opportunity for brands and retailers to capitalize on changing consumer preferences. We believe our brands have true competitive advantages in this new retailing paradigm, and we are leveraging technology to serve our consumers when and where they want to be served. We continue to believe that our lifestyle brands are well suited to succeed and thrive in the long-term while managing the various challenges facing our industry.

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

Our lifestyle brands also have an opportunity for modest sales increases in their wholesale businesses in the long-term. We anticipate that any such increases will stem primarily from current customers adding within their existing door count and increasing their on-line business, increased sales to on-line retailers, and our selective addition of new wholesale customers who generally follow a retail model with limited discounting; however, we must be diligent in our effort to avoid compromising the integrity of our brands by maintaining or growing sales with wholesale customers that may not be aligned with our long-term strategy. This is particularly important with the challenges in the department store channel, which represented about one-half of our consolidated wholesale sales, or 16% of our consolidated net sales in Fiscal 2016. Our approach to diligently managing our wholesale distribution may result in lower wholesale sales during certain quarters or years in the future, as we may reduce the amount of sales to certain wholesale accounts by reducing the number of doors with our product, reducing the volume sold for a particular door or exit a wholesale account entirely. We also believe that there are opportunities for modest sales growth for Lanier Apparel in the future through new product programs for existing and new customers.

We believe we must continue to invest in our lifestyle brands to take advantage of their long-term growth opportunities. Investments include capital expenditures primarily related to the direct to consumer operations such as technology enhancements, e-commerce initiatives, retail store and restaurant build-out for new, relocated or remodeled locations as well as distribution center and administrative office expansion initiatives. Additionally, while we anticipate increased employment, advertising and other costs to support ongoing business operations and fuel future sales growth, we remain focused on appropriately managing our operating expenses.

In the midst of the challenges in our industry, an important focus for us in Fiscal 2017 has been advancing various initiatives to increase the profitability of the Tommy Bahama business. These initiatives generally focus on increasing gross margin and operating margin through efforts such as: product cost reductions; selective price increases; reducing inventory purchases; redefining our approach to inventory clearance; effectively managing controllable and discretionary operating expenses; taking a more conservative approach to full-price retail store and outlet openings and renewals; and continuing our efforts to reduce Asia-Pacific operating losses. In the First Half of Fiscal 2017, we made some initial progress with these initiatives and expect to make additional progress in the second half of the year.

We continue to believe it is important to maintain a strong balance sheet and liquidity. We believe positive cash flow from operations in the future, coupled with the strength of our balance sheet and liquidity, will provide us with sufficient resources to fund future investments in our owned lifestyle brands. While we believe we have significant opportunities to appropriately deploy our capital and resources in our existing lifestyle brands, we will continue to evaluate opportunities to add additional lifestyle brands to our portfolio if we identify appropriate targets that meet our investment criteria.
Important factors relating to certain risks, many of which are beyond our ability to control or predict, which could impact our business are described in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for Fiscal 2016.
The following table sets forth our consolidated operating results from continuing operations (in thousands, except per share amounts) for the First Half of Fiscal 2017 compared to the First Half of Fiscal 2016:

	First Half Fiscal 2017	First Half Fiscal 2016
Net sales	$557,072	$539,231
Operating income	$66,361	$70,696
Net earnings from continuing operations	$39,886	$44,052
Net earnings from continuing operations per diluted share	$2.39	$2.65
The lower net earnings from continuing operations per diluted share in the First Half of Fiscal 2017 was primarily due to lower operating income and the higher effective tax rate in the First Half of Fiscal 2017. The lower operating income in the First Half of Fiscal 2017 was due to the lower operating income in Lilly Pulitzer and Lanier Apparel as well as lower operating results in Corporate and Other, which were primarily driven by the unfavorable impact of LIFO accounting. These items were partially offset by increased operating income in Tommy Bahama and Southern Tide, the latter of which was not owned for the full period in the prior year. The higher effective tax rate was primarily due to the unfavorable tax impact of certain stock awards that vested during the First Half of Fiscal 2017 while the First Half of Fiscal 2016 was favorably impacted by the utilization of certain foreign operating loss carryforward amounts.

COMPARABLE STORE SALES

We often disclose comparable store sales in order to provide additional information regarding changes in our results of operations between periods. Our disclosures of comparable store sales include net sales from full-price retail stores and e-commerce sites, excluding sales associated with e-commerce flash clearance sales. We believe that the inclusion of both our full-price retail stores and e-commerce sites in our comparable store sales disclosures is a more meaningful way of reporting our comparable store sales results, given similar inventory planning, allocation and return policies, as well as our cross-channel marketing and other initiatives for the direct to consumer channel. For our comparable store sales disclosures, we exclude (1) outlet store sales, warehouse sales and e-commerce flash clearance sales, as those clearance sales are used primarily to liquidate end of season inventory, which may vary significantly depending on the level of end of season inventory on hand and generally occur at lower gross margins than our non-clearance direct to consumer sales, and (2) restaurant sales, as we do not currently believe that the inclusion of restaurant sales in our comparable store sales disclosures is meaningful in assessing our consolidated results of operations. Comparable store sales information reflects net sales, including shipping and handling revenues, if any, associated with product sales.

For purposes of our disclosures, we consider a comparable store to be, in addition to our e-commerce sites, a physical full-price retail store that was owned and open as of the beginning of the prior fiscal year and which did not have during the relevant periods, and is not within the current fiscal year scheduled to have, (1) a remodel resulting in the store being closed for an extended period of time (which we define as a period of two weeks or longer), (2) a greater than 15% change in the size of the retail space due to expansion, reduction or relocation to a new retail space, (3) a relocation to a new space that was significantly different from the prior retail space, or (4) a closing or opening of a Tommy Bahama restaurant adjacent to the full-price retail store. For those stores which are excluded from comparable stores based on the preceding sentence, the stores continue to be excluded from comparable store sales until the criteria for a new store is met subsequent to the remodel, relocation or restaurant closing or opening. A store that is remodeled will generally continue to be included in our comparable store sales metrics as a store is not typically closed for longer than a two week period during a remodel; however, in some cases, a store may be closed for more than two weeks during a remodel. A store that is relocated will generally not be included in our comparable store sales metrics until that store has been open in the relocated space for the entirety of the prior fiscal year because the size or other characteristics of the store typically change significantly from the prior location. Additionally, any stores that were closed during the prior fiscal year or current fiscal year, or which we expect to close or vacate in the current fiscal year, are excluded from the definition of comparable store sales.

Definitions and calculations of comparable store sales differ among retail companies, and therefore comparable store sales metrics disclosed by us may not be comparable to the metrics disclosed by other companies.

RESULTS OF OPERATIONS

SECOND QUARTER OF FISCAL 2017 COMPARED TO SECOND QUARTER OF FISCAL 2016

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

	Second Quarter Fiscal 2017		Second Quarter Fiscal 2016		$ Change	% Change
Net sales	$284,709	100.0%	$282,996	100.0%	$1,713	0.6%
Cost of goods sold	118,740	41.7%	118,201	41.8%	539	0.5%
Gross profit	$165,969	58.3%	$164,795	58.2%	$1,174	0.7%
SG&A	132,911	46.7%	129,437	45.7%	3,474	2.7%
Royalties and other operating income	3,344	1.2%	3,332	1.2%	12	0.4%
Operating income	$36,402	12.8%	$38,690	13.7%	$(2,288)	(5.9)%
Interest expense, net	742	0.3%	1,177	0.4%	(435)	(37.0)%
Earnings from continuing operations before income taxes	$35,660	12.5%	$37,513	13.3%	$(1,853)	(4.9)%
Income taxes	12,971	4.6%	13,638	4.8%	(667)	(4.9)%
Net earnings from continuing operations	$22,689	8.0%	$23,875	8.4%	$(1,186)	(5.0)%
Earnings from discontinued operations, net of taxes	—	—%	—	—%	—	—%
Net earnings	$22,689	8.0%	$23,875	NM	$(1,186)	(5.0)%

The discussion and tables below compare certain line items included in our statements of operations for the Second Quarter of Fiscal 2017 to the Second Quarter of Fiscal 2016. Each dollar and percentage change provided reflects the change between these periods unless indicated otherwise. Each dollar and share amount included in the tables is in thousands except for per share amounts. Individual line items of our consolidated statements of operations may not be directly comparable to those of our competitors, as classification of certain expenses may vary by company. Unless otherwise indicated, all references to assets, liabilities, revenues, expenses or other information in this report reflect continuing operations and exclude any amounts related to the discontinued operations of our former Ben Sherman operating group.

Net Sales

	Second Quarter Fiscal 2017	Second Quarter Fiscal 2016	$ Change	% Change
Tommy Bahama	$187,580	$184,111	$3,469	1.9%
Lilly Pulitzer	69,458	69,724	(266)	(0.4)%
Lanier Apparel	17,848	19,541	(1,693)	(8.7)%
Southern Tide	9,395	9,155	240	2.6%
Corporate and Other	428	465	(37)	NM
Total net sales	$284,709	$282,996	$1,713	0.6%

Consolidated net sales increased $1.7 million, or 0.6%, in the Second Quarter of Fiscal 2017 compared to the Second Quarter of Fiscal 2016. The increase in consolidated net sales was primarily driven by (1) an incremental net sales increase of $5.0 million associated with the operation of non-comp full-price retail stores, (2) a $1.7 million, or 1%, increase in comparable store sales to $141.5 million in the Second Quarter of Fiscal 2017 from $139.7 million in the Second Quarter of Fiscal 2016 and (3) a $1.6 million increase in restaurant sales in Tommy Bahama. These increases were partially offset by (1) a $3.8 million decrease in net sales through our off-price direct to consumer clearance channels, which includes our e-commerce flash clearance sales and outlets, and (2) a $2.8 million decrease in wholesale sales, primarily consisting of declines in our Lanier Apparel and Lilly Pulitzer operating groups.

We believe that certain macroeconomic factors, including lower retail store traffic and the evolving impact of digital technology on consumer shopping habits, continue to impact the sales in each of our direct to consumer and wholesale businesses. The changes in net sales by operating group are discussed below.

The following table presents the proportion of our consolidated net sales by distribution channel for each period presented:

	Second Quarter Fiscal 2017	Second Quarter Fiscal 2016
Full-price retail stores and outlets	45%	45%
E-commerce	19%	19%
Restaurant	7%	7%
Wholesale	29%	29%
Total	100%	100%

Tommy Bahama:

The Tommy Bahama net sales increase of $3.5 million, or 1.9%, was primarily driven by (1) a $4.1 million, or 4%, increase in comparable store sales to $103.8 million in the Second Quarter of Fiscal 2017 from $99.7 million in the Second Quarter of Fiscal 2016, (2) a $1.6 million increase in restaurant sales reflecting increased sales at existing restaurants as well as sales from a new Marlin Bar location, (3) an incremental net sales increase of $1.3 million associated with the operation of non-comp full-price retail stores and (4) a $0.2 million increase in wholesale sales reflecting higher off-price wholesale sales, as Tommy Bahama sold some excess prior season inventory, partially offset by lower full-price wholesale sales, as Tommy Bahama continues to manage its exposure to department stores. These increases were partially offset by $3.7 million of lower sales in our off-price direct to consumer clearance channel, primarily resulting from the absence of any e-commerce flash clearance sales in the Second Quarter of Fiscal 2017. Tommy Bahama's direct to consumer sales benefited from increased sales from Tommy Bahama's loyalty award card and Flip Side events held in the second quarter of each year and initial markdowns on select items at the end of the selling season in our retail stores and on our e-commerce website in the Second Quarter of Fiscal 2017, which was new in Fiscal 2017.

As of July 29, 2017, we operated 167 Tommy Bahama stores globally, consisting of 111 full-price retail stores, 17 restaurant-retail locations and 39 outlet stores. As of July 30, 2016, we operated 168 Tommy Bahama stores consisting of 111 full-price retail stores, 16 restaurant-retail locations and 41 outlet stores.

The following table presents the proportion of net sales by distribution channel for Tommy Bahama for each period presented:

	Second Quarter Fiscal 2017	Second Quarter Fiscal 2016
Full-price retail stores and outlets	52%	53%
E-commerce	19%	19%
Restaurant	11%	10%
Wholesale	18%	18%
Total	100%	100%

Lilly Pulitzer:

The Lilly Pulitzer net sales decrease of $0.3 million, or 0.4%, was primarily a result of (1) a $2.4 million, or 6%, decrease in comparable store sales to $37.7 million in the Second Quarter of Fiscal 2017 compared to $40.1 million in the Second Quarter of Fiscal 2016, with negative retail comparable store sales offsetting positive e-commerce comparable store sales and (2) a $1.4 million decrease in wholesale sales. These sales decreases were partially offset by an incremental net sales increase of $3.5 million associated with the operation of additional full-price retail stores. The decrease in comparable store sales reflects reduced retail store traffic. The lower wholesale sales were primarily a result of lower sales to department stores as Lilly Pulitzer continues to manage its exposure to this channel of distribution.

As of July 29, 2017, we operated 50 Lilly Pulitzer retail stores, compared to 37 retail stores as of July 30, 2016. During the First Half of Fiscal 2017, we added 10 new Lilly Pulitzer store locations, which consisted of five new Lilly Pulitzer stores that were opened and five Lilly Pulitzer Signature Stores we acquired in July 2017. Also, in the Third Quarter of Fiscal 2017, we acquired an additional seven of our Lilly Pulitzer Signature Stores. The following table presents the proportion of net sales by distribution channel for Lilly Pulitzer for each period presented:

	Second Quarter Fiscal 2017	Second Quarter Fiscal 2016
Full-price retail stores	42%	41%
E-commerce	26%	25%
Wholesale	32%	34%
Total	100%	100%

Lanier Apparel:

The decrease in net sales for Lanier Apparel of $1.7 million, or 8.7%, reflects lower sales in both the branded and private label businesses. The sales decreases reflect lower sales in certain replenishment and seasonal programs including reductions in volume and the exit from various programs. These reductions in sales in certain programs were partially offset by higher sales in other programs.

Southern Tide:

The increase in net sales of $0.2 million, or 2.6%, for Southern Tide in the Second Quarter of Fiscal 2017 was due to increases in both wholesale and e-commerce sales. The following table presents the proportion of net sales by distribution channel for Southern Tide for each period presented:

	Second Quarter Fiscal 2017	Second Quarter Fiscal 2016
E-commerce	23%	22%
Wholesale	77%	78%
Total	100%	100%

Corporate and Other:

Corporate and Other net sales primarily consist of the net sales of our Lyons, Georgia distribution center to third party warehouse customers as well as the impact of the elimination of any intercompany sales between our operating groups.

Gross Profit

The table below presents gross profit by operating group and in total for the Second Quarter of Fiscal 2017 and the Second Quarter of Fiscal 2016, as well as the change between those two periods. Our gross profit and gross margin, which is calculated as gross profit divided by net sales, may not be directly comparable to those of our competitors, as the statement of operations classification of certain expenses may vary by company.

	Second Quarter Fiscal 2017	Second Quarter Fiscal 2016	$ Change	% Change
Tommy Bahama	$109,992	$108,192	$1,800	1.7%
Lilly Pulitzer	46,629	46,463	166	0.4%
Lanier Apparel	6,150	5,099	1,051	20.6%
Southern Tide	4,468	3,771	697	18.5%
Corporate and Other	(1,270)	1,270	(2,540)	NM
Total gross profit	$165,969	$164,795	$1,174	0.7%
LIFO charge (credit) included in Corporate and Other	$1,565	$(959)
Inventory step-up charge included in Southern Tide	$—	$976

The increase in consolidated gross profit was primarily due to higher net sales, as discussed above. Changes in gross margin by operating group are discussed below. The table below presents gross margin by operating group and in total for the Second Quarter of Fiscal 2017 and the Second Quarter of Fiscal 2016.

	Second Quarter Fiscal 2017	Second Quarter Fiscal 2016
Tommy Bahama	58.6%	58.8%
Lilly Pulitzer	67.1%	66.6%
Lanier Apparel	34.5%	26.1%
Southern Tide	47.6%	41.2%
Corporate and Other	NM	NM
Consolidated gross margin	58.3%	58.2%

On a consolidated basis, gross margin was comparable in the Second Quarter of Fiscal 2017 and the Second Quarter of Fiscal 2016. The comparable gross margin reflects (1) a change in sales mix with Tommy Bahama representing a greater proportion of sales and Lanier Apparel representing a lower proportion of sales, (2) the improved gross margin in Lanier Apparel and (3) the Second Quarter of Fiscal 2016 including $1.0 million of incremental cost of goods sold associated with the step-up of inventory recognized at acquisition of Southern Tide. These favorable items were partially offset by the net unfavorable impact of LIFO accounting in the Second Quarter of Fiscal 2017.

Tommy Bahama:

The slight decrease in gross margin for Tommy Bahama in the Second Quarter of Fiscal 2017 primarily resulted from lower wholesale gross margins as Tommy Bahama sold substantially all of the aged inventory, which was marked down to estimated net realizable value during the Fourth Quarter of Fiscal 2016, resulting in a nominal amount of gross profit. Additionally, the full-price direct to consumer business gross margin decreased due to (1) a greater proportion of our Tommy Bahama sales in our stores and on our e-commerce website in the Second Quarter of Fiscal 2017 relating to our marketing events, which typically have lower gross margins than sales during non-promotional periods and (2) the impact of taking initial markdowns in the Second Quarter of Fiscal 2017 on select items at the end of the selling season in our retail stores and on our e-commerce website. These items were partially offset by the favorable impact of a change in sales mix with the direct to consumer business representing a greater proportion of sales in the Second Quarter of Fiscal 2017 and the impact of improved gross margins in our off-price direct to consumer business.

Lilly Pulitzer:

The increase in gross margin for Lilly Pulitzer was primarily driven by a change in sales mix with full-price direct to consumer sales representing a greater proportion of Lilly Pulitzer sales.

Lanier Apparel:

The increase in gross margin for Lanier Apparel for the Second Quarter of Fiscal 2017 primarily resulted from the favorable impact of certain customer allowance amounts related to replenishment programs and inventory markdowns compared to the Second Quarter of Fiscal 2016 as well as a change in sales mix as branded sales represented a greater proportion of Lanier Apparel sales in the Second Quarter of Fiscal 2017. Due to the favorable impact of the customer allowance amounts in the Second Quarter of Fiscal 2017, we do not consider the gross margin for Lanier Apparel for the Second Quarter of Fiscal 2017 to be indicative of the ongoing gross margin anticipated for future periods for Lanier Apparel.

Southern Tide:

The increase in gross margin for Southern Tide in the Second Quarter of Fiscal 2017 was primarily due to the Second Quarter of Fiscal 2016 including $1.0 million of incremental cost of goods sold associated with the step-up of inventory recognized at acquisition with no such amounts recognized in the Second Quarter of Fiscal 2017. This was partially offset by the impact of the Second Quarter of Fiscal 2017 including a greater proportion of off-price wholesale sales as Southern Tide sold certain prior season inventory to reduce on-hand inventory levels.

Corporate and Other:

The gross profit in Corporate and Other in each period primarily reflects (1) the gross profit of our Lyons, Georgia distribution center operations, (2) the impact of LIFO accounting adjustments and (3) the impact of certain consolidating adjustments, including the elimination of intercompany sales between our operating groups. The primary driver for the lower gross profit was the unfavorable impact of a $1.6 million LIFO accounting charge in the Second Quarter of Fiscal 2017 compared to a $1.0 million LIFO accounting credit in the Second Quarter of Fiscal 2016. The LIFO accounting charge in Corporate and Other in the Second Quarter of Fiscal 2017 primarily reflects the sale of inventory that had been marked down to the estimated net realizable value in prior periods in an operating group, but generally reversed in Corporate and Other as part of LIFO accounting. The LIFO accounting credit in Corporate and Other in the Second Quarter of Fiscal 2016 primarily reflects the reversal of inventory markdowns to net realizable value recognized in the operating groups during that quarter.

SG&A

	Second Quarter Fiscal 2017	Second Quarter Fiscal 2016	$ Change	% Change
SG&A	$132,911	$129,437	$3,474	2.7%
SG&A as % of net sales	46.7%	45.7%
Amortization of intangible assets included in Tommy Bahama associated with Tommy Bahama Canada acquisition	$373	$379
Amortization of intangible assets included in Southern Tide	$72	$159
Distribution center integration charges	$—	$454

The increase in SG&A was primarily due to (1) $2.2 million of incremental costs in the Second Quarter of Fiscal 2017 associated with additional retail stores, (2) a $1.2 million increase in incentive compensation, reflecting higher incentive compensation amounts in Tommy Bahama and Corporate and Other, which was partially offset by lower incentive compensation amounts in Lilly Pulitzer and (3) other infrastructure and employment cost increases related to expanding certain of our business operations. These increases were partially offset by the Second Quarter of Fiscal 2016 including $0.5 million of distribution center integration charges associated with our acquisition of Southern Tide, with no such charges in the Second Quarter of Fiscal 2017.

Royalties and other operating income

	Second Quarter Fiscal 2017	Second Quarter Fiscal 2016	$ Change	% Change
Royalties and other operating income	$3,344	$3,332	$12	0.4%

Royalties and other operating income in the Second Quarter of Fiscal 2017 primarily reflects income received from third parties from the licensing of our Tommy Bahama, Lilly Pulitzer and Southern Tide brands.

Operating income (loss)

	Second Quarter Fiscal 2017	Second Quarter Fiscal 2016	$ Change	% Change
Tommy Bahama	$21,916	$20,578	$1,338	6.5%
Lilly Pulitzer	20,982	22,640	(1,658)	(7.3)%
Lanier Apparel	195	78	117	150.0%
Southern Tide	645	(1)	646	NM
Corporate and Other	(7,336)	(4,605)	(2,731)	(59.3)%
Total operating income	$36,402	$38,690	$(2,288)	(5.9)%
LIFO charge (credit) included in Corporate and Other	$1,565	$(959)
Inventory step-up charge included in Southern Tide	$—	$976
Amortization of intangible assets included in Tommy Bahama associated with Tommy Bahama Canada acquisition	$373	$379
Amortization of intangible assets included in Southern Tide	$72	$159
Distribution center integration charges	$—	$454

The decrease in operating income in the Second Quarter of Fiscal 2017 was primarily due to a more significant operating loss in Corporate and Other, which was primarily due to the impact of LIFO accounting, and the lower operating income in Lilly Pulitzer. These items were partially offset by increased operating income in Tommy Bahama, Southern Tide and Lanier Apparel. Changes in operating income (loss) by operating group are discussed below.

Tommy Bahama:

	Second Quarter Fiscal 2017	Second Quarter Fiscal 2016	$ Change	% Change
Net sales	$187,580	$184,111	$3,469	1.9%
Gross margin	58.6%	58.8%
Operating income	$21,916	$20,578	$1,338	6.5%
Operating income as % of net sales	11.7%	11.2%
Amortization of intangible assets included in Tommy Bahama associated with Tommy Bahama Canada acquisition	$373	$379

The higher operating income for Tommy Bahama was primarily due to increased sales, as discussed above, partially offset by higher SG&A. The higher SG&A for the Second Quarter of Fiscal 2017 includes (1) a $2.6 million increase in incentive compensation amounts and (2) $1.0 million of incremental SG&A associated with operating non-comp retail stores. These cost increases were partially offset by cost reductions in corporate, retail store and wholesale operations as Tommy Bahama has focused on reducing certain employment and other operating costs.

Lilly Pulitzer:

	Second Quarter Fiscal 2017	Second Quarter Fiscal 2016	$ Change	% Change
Net sales	$69,458	$69,724	$(266)	(0.4)%
Gross margin	67.1%	66.6%
Operating income	$20,982	$22,640	$(1,658)	(7.3)%
Operating income as % of net sales	30.2%	32.5%

The lower operating income in Lilly Pulitzer was primarily due to increased SG&A, partially offset by higher gross margin. The higher SG&A for the Second Quarter of Fiscal 2017 includes $1.2 million of incremental SG&A associated with the cost of operating additional retail stores and SG&A increases to support the planned growth of the business, including additional employee headcount, which were partially offset by lower incentive compensation amounts in the Second Quarter of Fiscal 2017.

Lanier Apparel:

	Second Quarter Fiscal 2017	Second Quarter Fiscal 2016	$ Change	% Change
Net sales	$17,848	$19,541	$(1,693)	(8.7)%
Gross margin	34.5%	26.1%
Operating income	$195	$78	$117	150.0%
Operating income as % of net sales	1.1%	0.4%

The higher operating income for Lanier Apparel was primarily due to the improved gross margin and was partially offset by lower sales and higher SG&A. The SG&A increase primarily resulted from certain incremental infrastructure costs associated with our Strong Suit and Duck Head businesses, which we acquired in Fiscal 2016.

Southern Tide:

	Second Quarter Fiscal 2017	Second Quarter Fiscal 2016	$ Change	% Change
Net sales	$9,395	$9,155	$240	2.6%
Gross margin	47.6%	41.2%
Operating income	$645	$(1)	$646	NM
Operating income as % of net sales	6.9%	—%
Inventory step-up charge included in Southern Tide	$—	$976
Amortization of intangible assets included in Southern Tide	$72	$159
Distribution center integration charges	$—	$454

The increase in operating income for Southern Tide in the Second Quarter of Fiscal 2017 was primarily due to the Second Quarter of Fiscal 2016 including $1.0 million of incremental cost of goods sold associated with the step-up of inventory and $0.5 million of distribution center integration charges associated with our acquisition of Southern Tide, with no such charges in the Second Quarter of Fiscal 2017. These items were partially offset by the impact of increased SG&A to support planned growth for the business, including advertising expense, as well as increased bad debt expense.

Corporate and Other:

	Second Quarter Fiscal 2017	Second Quarter Fiscal 2016	$ Change	% Change
Net sales	$428	$465	$(37)	NM
Operating loss	$(7,336)	$(4,605)	$(2,731)	(59.3)%
LIFO charge (credit) included in Corporate and Other	$1,565	$(959)

The lower operating results in Corporate and Other in the Second Quarter of Fiscal 2017 were primarily due to the net unfavorable impact of LIFO accounting and higher incentive compensation expense amounts.

Interest expense, net

	Second Quarter Fiscal 2017	Second Quarter Fiscal 2016	$ Change	% Change
Interest expense, net	$742	$1,177	$(435)	(37.0)%

Interest expense for the Second Quarter of Fiscal 2017 decreased from the prior year primarily due to (1) the Second Quarter of Fiscal 2016 including the write off of $0.3 million of deferred financing costs associated with our amendment and restatement of our revolving credit agreement and (2) lower average debt outstanding in the Second Quarter of Fiscal 2017 compared to the Second Quarter of Fiscal 2016. These items were partially offset by higher interest rates in the Second Quarter of Fiscal 2017.

Income taxes

	Second Quarter Fiscal 2017	Second Quarter Fiscal 2016	$ Change	% Change
Income taxes	$12,971	$13,638	$(667)	(4.9)%
Effective tax rate	36.4%	36.4%

The effective tax rates for both the Second Quarter of Fiscal 2017 and the Second Quarter of Fiscal 2016 were impacted by certain favorable items. The primary item benefiting the Second Quarter of Fiscal 2017 was the favorable impact of our foreign jurisdiction earnings, which have lower tax rates than domestic earnings, including the proportion of domestic versus foreign earnings or losses during the period. The effective tax rate for the Second Quarter of Fiscal 2016 benefited from the impact of our foreign jurisdiction earnings and the utilization of certain foreign operating loss carryforward amounts. The effective tax rate for the Second Quarter of Fiscal 2017 is not indicative of the expected effective tax rate for the full year of Fiscal 2017 due to the impact on the full year tax expense of the vesting of certain restricted stock awards in the First Quarter of Fiscal 2017, other discrete items and the differences in the proportion of income and losses by jurisdictions between the Second Quarter of Fiscal 2017 and the amounts anticipated for the full year of Fiscal 2017.

Net earnings from continuing operations

	Second Quarter Fiscal 2017	Second Quarter Fiscal 2016
Net earnings from continuing operations	$22,689	$23,875
Net earnings from continuing operations per diluted share	$1.36	$1.44
Weighted average shares outstanding - diluted	16,700	16,623

The lower net earnings from continuing operations per diluted share in the Second Quarter of Fiscal 2017 was primarily due to the lower operating income in the Second Quarter of Fiscal 2017, as discussed above.

FIRST HALF OF FISCAL 2017 COMPARED TO FIRST HALF OF FISCAL 2016

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

	First Half Fiscal 2017		First Half Fiscal 2016		$ Change	% Change
Net sales	$557,072	100.0%	$539,231	100.0%	$17,841	3.3%
Cost of goods sold	231,693	41.6%	222,971	41.3%	8,722	3.9%
Gross profit	$325,379	58.4%	$316,260	58.7%	$9,119	2.9%
SG&A	266,102	47.8%	252,936	46.9%	13,166	5.2%
Royalties and other operating income	7,084	1.3%	7,372	1.4%	(288)	(3.9)%
Operating income	$66,361	11.9%	$70,696	13.1%	$(4,335)	(6.1)%
Interest expense, net	1,672	0.3%	1,791	0.3%	(119)	(6.6)%
Earnings from continuing operations before income taxes	$64,689	11.6%	$68,905	12.8%	$(4,216)	(6.1)%
Income taxes	24,803	4.5%	24,853	4.6%	(50)	(0.2)%
Net earnings from continuing operations	$39,886	7.2%	$44,052	8.2%	$(4,166)	(9.5)%
Earnings from discontinued operations, net of taxes	—	—%	—	—%	—	—%
Net earnings	$39,886	7.2%	$44,052	NM	$(4,166)	(9.5)%

The discussion and tables below compare certain line items included in our statements of operations for the First Half of Fiscal 2017 to the First Half of Fiscal 2016. Each dollar and percentage change provided reflects the change between these periods unless indicated otherwise. Each dollar and share amount included in the tables is in thousands except for per share amounts. Individual line items of our consolidated statements of operations may not be directly comparable to those of our competitors, as classification of certain expenses may vary by company. Unless otherwise indicated, all references to assets, liabilities, revenues, expenses or other information in this report reflect continuing operations and exclude any amounts related to the discontinued operations of our former Ben Sherman operating group.

Net Sales

	First Half Fiscal 2017	First Half Fiscal 2016	$ Change	% Change
Tommy Bahama	$360,076	$346,830	$13,246	3.8%
Lilly Pulitzer	132,801	134,458	(1,657)	(1.2)%
Lanier Apparel	41,204	46,152	(4,948)	(10.7)%
Southern Tide	22,037	10,580	11,457	108.3%
Corporate and Other	954	1,211	(257)	NM
Total net sales	$557,072	$539,231	$17,841	3.3%

Consolidated net sales increased $17.8 million, or 3.3%, in the First Half of Fiscal 2017 compared to the First Half of Fiscal 2016. The increase in consolidated net sales was primarily driven by (1) an incremental net sales increase of $11.9 million associated with the operation of non-comp full-price retail stores and the Southern Tide e-commerce operations, which we acquired in April 2016, (2) a $3.7 million increase in restaurant sales in Tommy Bahama, (3) a $3.4 million, or 1%, increase in comparable store sales to $246.3 million in the First Half of Fiscal 2017 from $242.8 million in the First Half of Fiscal 2016 and (4) a net $2.7 million aggregate increase in wholesale sales, consisting of higher sales in Southern Tide, which we acquired in April 2016, and Tommy Bahama, partially offset by declines in our Lilly Pulitzer and Lanier Apparel businesses. These increases were partially offset by a $3.9 million decrease in net sales through our off-price direct to consumer clearance channels.

We believe that certain macroeconomic factors, including lower retail store traffic and the evolving impact of digital technology on consumer shopping habits, continue to impact the sales in each of our direct to consumer and wholesale businesses. The changes in net sales by operating group are discussed below.

The following table presents the proportion of our consolidated net sales by distribution channel for each period presented:

	First Half Fiscal 2017	First Half Fiscal 2016
Full-price retail stores and outlets	41%	42%
E-commerce	17%	16%
Restaurant	8%	7%
Wholesale	34%	35%
Total	100%	100%

Tommy Bahama:

The Tommy Bahama net sales increase of $13.2 million, or 3.8%, was primarily driven by (1) a $7.9 million, or 5%, increase in comparable store sales to $178.8 million in the First Half of Fiscal 2017 from $170.9 million in the First Half of Fiscal 2016, (2) a $3.7 million increase in restaurant sales reflecting increased sales at existing restaurants as well as sales from a new Marlin Bar location, (3) an incremental net sales increase of $3.5 million associated with the operation of non-comp full-price retail stores and (4) a $2.0 million increase in wholesale sales reflecting higher off-price sales, as Tommy Bahama sold some excess prior season inventory, and lower full-price wholesale sales, as Tommy Bahama continues to manage its exposure to department stores. These increases were partially offset by $3.9 million of lower sales in our off-price direct to consumer clearance channel, primarily resulting from the absence of any e-commerce flash clearance sales in the Second Quarter of Fiscal 2017. Tommy Bahama's direct to consumer sales benefited from (1) a 132 page Spring 2017 catalog, which presented the wide breadth of Tommy Bahama products in one place, (2) increased sales from its semiannual Friends & Family event held during the first quarter of each year, (3) increased sales from Tommy Bahama's loyalty award card and Flip Side events held in the second quarter of each year and (4) Tommy Bahama taking initial markdowns on select items at the end of the selling season in our retail stores and on our e-commerce website in the Second Quarter of Fiscal 2017, which was new in Fiscal 2017.

As of July 29, 2017, we operated 167 Tommy Bahama stores globally, consisting of 111 full-price retail stores, 17 restaurant-retail locations and 39 outlet stores. As of July 30, 2016, we operated 168 Tommy Bahama stores consisting of 111 full-price retail stores, 16 restaurant-retail locations and 41 outlet stores. The following table presents the proportion of net sales by distribution channel for Tommy Bahama for each period presented:

	First Half Fiscal 2017	First Half Fiscal 2016
Full-price retail stores and outlets	49%	50%
E-commerce	16%	15%
Restaurant	12%	12%
Wholesale	23%	23%
Total	100%	100%

Lilly Pulitzer:

The Lilly Pulitzer net sales decrease of $1.7 million, or 1.2%, was primarily a result of (1) a $4.5 million, or 6%, decrease in comparable store sales to $67.5 million in the First Half of Fiscal 2017 compared to $72.0 million in the First Half of Fiscal 2016, with negative retail comparable store sales offsetting positive e-commerce comparable store sales and (2) a $4.1 million decrease in wholesale sales resulting from lower wholesale sales. These sales decreases were partially offset by an incremental net sales increase of $7.0 million associated with the operation of additional full-price retail stores. The decrease in comparable store sales reflects reduced retail store traffic. The lower wholesale sales were primarily a result of lower sales to department stores as Lilly Pulitzer continues to manage its exposure to department stores.

As of July 29, 2017, we operated 50 Lilly Pulitzer retail stores, compared to 37 retail stores as of July 30, 2016. During the First Half of Fiscal 2017, we added 10 new Lilly Pulitzer store locations, which consisted of five new Lilly Pulitzer stores that were opened and five Lilly Pulitzer Signature Stores we acquired in July 2017. Also, in the Third Quarter of Fiscal 2017, we acquired an additional seven of our Lilly Pulitzer Signature Stores.

The following table presents the proportion of net sales by distribution channel for Lilly Pulitzer for each period presented:

	First Half Fiscal 2017	First Half Fiscal 2016
Full-price retail stores	40%	38%
E-commerce	23%	22%
Wholesale	37%	40%
Total	100%	100%

Lanier Apparel:

The decrease in net sales for Lanier Apparel of $4.9 million, or 10.7%, was due to lower sales in our branded and private label businesses. The sales decrease resulted from lower sales in certain replenishment and seasonal programs including reductions in volume and the exit from various programs. These reductions in sales in certain programs were partially offset by higher sales in other programs. We anticipate that the full year Fiscal 2017 sales will modestly exceed the full year Fiscal 2016 sales of $101 million as our Lanier Apparel sales are expected to be more heavily weighted towards the third quarter during Fiscal 2017 compared to Fiscal 2016.

Southern Tide:

The increase in net sales of $11.5 million, or 108.3%, for Southern Tide in the First Half of Fiscal 2017 was primarily due to the First Half of Fiscal 2017 including a full six months of operations, while the First Half of Fiscal 2016 only included the operations from the date of our acquisition on April 19, 2016 through July 30, 2016. We estimate that Southern Tide's net sales for Fiscal 2017 will be in excess of $40 million, with approximately 80% of the sales consisting of wholesale sales and the remainder consisting of e-commerce sales on the Southern Tide website. The following table presents the proportion of net sales by distribution channel for Southern Tide for each period presented:

	First Half Fiscal 2017	First Half Fiscal 2016
E-commerce	17%	21%
Wholesale	83%	79%
Total	100%	100%

Corporate and Other:

Corporate and Other net sales primarily consist of the net sales of our Lyons, Georgia distribution center to third party warehouse customers as well as the impact of the elimination of any intercompany sales between our operating groups.

Gross Profit

The table below presents gross profit by operating group and in total for the First Half of Fiscal 2017 and the First Half of Fiscal 2016, as well as the change between those two periods. Our gross profit and gross margin, which is calculated as gross profit divided by net sales, may not be directly comparable to those of our competitors as the statement of operations classification of certain expenses may vary by company.

	First Half Fiscal 2017	First Half Fiscal 2016	$ Change	% Change
Tommy Bahama	$215,149	$206,984	$8,165	3.9%
Lilly Pulitzer	88,766	89,139	(373)	(0.4)%
Lanier Apparel	13,163	13,689	(526)	(3.8)%
Southern Tide	10,965	4,340	6,625	152.6%
Corporate and Other	(2,664)	2,108	(4,772)	NM
Total gross profit	$325,379	$316,260	$9,119	2.9%
LIFO charge (credit) included in Corporate and Other	$3,272	$(1,253)
Inventory step-up charge included in Southern Tide	$—	$1,129

The increase in consolidated gross profit was primarily due to higher net sales, as discussed above, partially offset by the net unfavorable impact of LIFO accounting. Changes in gross margin by operating group are discussed below. The table below presents gross margin by operating group and in total for the First Half of Fiscal 2017 and the First Half of Fiscal 2016.

	First Half Fiscal 2017	First Half Fiscal 2016
Tommy Bahama	59.8%	59.7%
Lilly Pulitzer	66.8%	66.3%
Lanier Apparel	31.9%	29.7%
Southern Tide	49.8%	41.0%
Corporate and Other	NM	NM
Consolidated gross margin	58.4%	58.7%

On a consolidated basis, gross margin decreased in the First Half of Fiscal 2017, primarily as a result of the net impact of unfavorable LIFO accounting of $4.5 million between the First Half of Fiscal 2017 and the First Half of Fiscal 2016, which was partially offset by improved gross margins in Tommy Bahama, Lilly Pulitzer and Lanier Apparel and the First Half of Fiscal 2016 including $1.1 million incremental cost of goods sold associated with the step-up of inventory recognized at acquisition in Southern Tide.

Tommy Bahama:

The improved gross margin for Tommy Bahama in the First Half of Fiscal 2017 primarily resulted from a change in sales mix with full-price direct to consumer sales representing a greater proportion of sales as off-price direct to consumer sales decreased. This was partially offset by the gross margin impact of Tommy Bahama selling substantially all of the aged inventory which was marked down to estimated net realizable value during the Fourth Quarter of Fiscal 2016 resulting in a nominal amount of gross profit. Additionally, the full-price direct to consumer business gross margin decreased due to (1) a greater proportion of our Tommy Bahama sales in our stores and on our e-commerce website in the First Half of Fiscal 2017 relating to our marketing events, which typically have lower gross margins than sales during non-promotional periods and (2) the impact of taking initial markdowns in the First Half of Fiscal 2017 on select items at the end of the selling season in our retail stores and on our e-commerce website .

Lilly Pulitzer:

The increase in gross margin for Lilly Pulitzer was primarily driven by a change in sales mix, with full-price direct to consumer sales representing a greater proportion of Lilly Pulitzer sales in the First Half of Fiscal 2017.

Lanier Apparel:

The increase in gross margin for Lanier Apparel for the First Half of Fiscal 2017 primarily resulted from the favorable impact of certain customer allowance amounts related to replenishment programs and inventory markdowns compared to the First Half of Fiscal 2016 as well as a change in sales mix as branded sales represented a greater proportion of Lanier Apparel sales in the First Half of Fiscal 2017. Due to the favorable impact of the customer allowance amounts in the First Half of Fiscal 2017, we do not consider the gross margin for Lanier Apparel for the First Half of Fiscal 2017 to be indicative of ongoing gross margin anticipated for future periods, but instead expect longer term gross margins for Lanier Apparel to be more in line with the gross margin in the First Half of Fiscal 2016.

Southern Tide:

The increase in gross margin for Southern Tide in the First Half of Fiscal 2017 was primarily due to the gross profit of Southern Tide for the First Half of Fiscal 2016 including $1.1 million of incremental cost of goods sold associated with the step-up of inventory recognized at acquisition. All amounts related to the step-up of inventory were recognized during Fiscal 2016. This increase in gross margin was partially offset by a change in sales mix with wholesale sales representing a greater proportion of Southern Tide sales, primarily due to seasonality as the prior year did not include a full six months of operations and therefore included a greater proportion of e-commerce sales.

Corporate and Other:

The gross profit in Corporate and Other in each period primarily reflects (1) the gross profit of our Lyons, Georgia distribution center operations, (2) the impact of LIFO accounting adjustments and (3) the impact of certain consolidating adjustments, including the elimination of intercompany sales between our operating groups. The primary driver for the lower gross profit was the unfavorable impact of a $3.3 million LIFO accounting charge in the First Half of Fiscal 2017 compared to a $1.3 million LIFO accounting credit in the First Half of Fiscal 2016. The LIFO accounting charge in Corporate and Other in the First Half of Fiscal 2017 primarily reflects the sale of inventory that had been marked down to net realizable value in prior periods in an operating group, but generally reversed in Corporate and Other as part of LIFO accounting. The LIFO accounting credit in Corporate and Other in the First Half of Fiscal 2016 primarily reflects the reversal of inventory markdowns to net realizable value recognized in the operating groups during that period.

SG&A

	First Half Fiscal 2017	First Half Fiscal 2016	$ Change	% Change
SG&A	$266,102	$252,936	$13,166	5.2%
SG&A as % of net sales	47.8%	46.9%
Amortization of intangible assets included in Tommy Bahama associated with Tommy Bahama Canada acquisition	$743	$749
Amortization of intangible assets included in Southern Tide	$144	$209
Transaction expenses associated with the Southern Tide acquisition included in Corporate and Other	$—	$762
Distribution center integration charges	$—	$454

The increase in SG&A was primarily due to (1) $5.2 million of incremental costs in the First Half of Fiscal 2016 associated with additional retail stores, (2) $3.9 million of incremental SG&A in the First Quarter of Fiscal 2017 associated with the Southern Tide business, which was acquired in April 2016, (3) a $3.4 million increase in incentive compensation, reflecting higher incentive compensation amounts in Tommy Bahama and Corporate and Other, partially offset by lower amounts in Lilly Pulitzer, (4) a $1.7 million increase in brand advertising in Tommy Bahama, including the cost of the 132 page Spring 2017 catalog, and (5) other infrastructure and employment cost increases related to expanding certain of our business operations. These increases in SG&A were partially offset by the First Half of Fiscal 2017 not including (1) any transaction expenses associated with an acquisition after incurring $0.8 million of transaction expenses associated with the Southern Tide acquisition in the First Half of Fiscal 2016 or (2) any distribution center integration charges after incurring $0.5 million of distribution center integration charges associated with Southern Tide inventory that was relocated from a third party distribution center to our Lyons, Georgia distribution center in the First Half of Fiscal 2016.

Royalties and other operating income

	First Half Fiscal 2017	First Half Fiscal 2016	$ Change	% Change
Royalties and other operating income	$7,084	$7,372	$(288)	(3.9)%

Royalties and other operating income in the First Half of Fiscal 2017 primarily reflects income received from third parties from the licensing of our Tommy Bahama, Lilly Pulitzer and Southern Tide brands. The $0.3 million decrease in royalties and other operating income primarily resulted from decreased royalty income for Lilly Pulitzer.

Operating income (loss)

	First Half Fiscal 2017	First Half Fiscal 2016	$ Change	% Change
Tommy Bahama	$37,954	$33,896	$4,058	12.0%
Lilly Pulitzer	38,669	43,434	(4,765)	(11.0)%
Lanier Apparel	1,053	2,943	(1,890)	(64.2)%
Southern Tide	2,749	47	2,702	NM
Corporate and Other	(14,064)	(9,624)	(4,440)	(46.1)%
Total operating income	$66,361	$70,696	$(4,335)	(6.1)%
LIFO charge (credit) included in Corporate and Other	$3,272	$(1,253)
Inventory step-up charge included in Southern Tide	$—	$1,129
Amortization of intangible assets included in Tommy Bahama associated with Tommy Bahama Canada acquisition	$743	$749
Amortization of intangible assets included in Southern Tide	$144	$209
Transaction expenses associated with the Southern Tide acquisition included in Corporate and Other	$—	$762
Distribution center integration charges	$—	$454

The decrease in operating income in the First Half of Fiscal 2017 was due to the lower operating results in Corporate and Other, primarily due to the impact of LIFO accounting, and lower operating income in Lilly Pulitzer and Lanier Apparel. These items were partially offset by increased operating income in Tommy Bahama and Southern Tide, which was not owned for the full six months in the prior year. Changes in operating income (loss) by operating group are discussed below.

Tommy Bahama:

	First Half Fiscal 2017	First Half Fiscal 2016	$ Change	% Change
Net sales	$360,076	$346,830	$13,246	3.8%
Gross margin	59.8%	59.7%
Operating income	$37,954	$33,896	$4,058	12.0%
Operating income as % of net sales	10.5%	9.8%
Amortization of intangible assets included in Tommy Bahama associated with Tommy Bahama Canada acquisition	$743	$749

The increase in operating income for Tommy Bahama was primarily due to increased sales, as discussed above, partially offset by higher SG&A. The higher SG&A for the First Half of Fiscal 2017 includes (1) a $4.3 million increase in incentive compensation amounts, (2) $2.6 million of incremental SG&A associated with non-comp retail stores and (3) $1.7 million of incremental brand advertising expense. These cost increases were partially offset by cost reductions in corporate, retail store and wholesale operations as Tommy Bahama has focused on reducing certain employment and other operating costs.

Lilly Pulitzer:

	First Half Fiscal 2017	First Half Fiscal 2016	$ Change	% Change
Net sales	$132,801	$134,458	$(1,657)	(1.2)%
Gross margin	66.8%	66.3%
Operating income	$38,669	$43,434	$(4,765)	(11.0)%
Operating income as % of net sales	29.1%	32.3%

The lower operating income in Lilly Pulitzer was primarily due to lower net sales and increased SG&A, partially offset by higher gross margins. The higher SG&A for the First Half of Fiscal 2017 includes $2.7 million of incremental SG&A associated with the cost of operating additional retail stores and SG&A increases to support the planned growth of the business, including additional employee headcount, which were partially offset by lower incentive compensation amounts in the First Half of Fiscal 2017.

Lanier Apparel:

	First Half Fiscal 2017	First Half Fiscal 2016	$ Change	% Change
Net sales	$41,204	$46,152	$(4,948)	(10.7)%
Gross margin	31.9%	29.7%
Operating income	$1,053	$2,943	$(1,890)	(64.2)%
Operating income as % of net sales	2.6%	6.4%

The lower operating income for Lanier Apparel was primarily due to reduced sales and higher SG&A, partially offset by higher gross margins. The SG&A increase primarily resulted from certain incremental infrastructure costs associated with the Strong Suit and Duck Head businesses, which were acquired in Fiscal 2016.

Southern Tide:

	First Half Fiscal 2017	First Half Fiscal 2016	$ Change	% Change
Net sales	$22,037	$10,580	$11,457	108.3%
Gross margin	49.8%	41.0%
Operating income	$2,749	$47	$2,702	NM
Operating income as % of net sales	12.5%	0.4%
Inventory step-up charge included in Southern Tide	$—	$1,129
Amortization of intangible assets included in Southern Tide	$144	$209
Distribution center integration charges	$—	$454

The increase in operating income for Southern Tide in the First Half of Fiscal 2017 was primarily due to the First Half of Fiscal 2017 including a full six months of operations, while the First Half of Fiscal 2016 only included the operations from the date of our acquisition on April 19, 2016 through July 30, 2016. Additionally, the First Half of Fiscal 2016 included a $1.1 million of inventory step-up charge and $0.5 million of distribution center integration charges, with no such charges in the First Half of Fiscal 2017.

Corporate and Other:

	First Half Fiscal 2017	First Half Fiscal 2016	$ Change	% Change
Net sales	954	1,211	$(257)	NM
Operating loss	(14,064)	(9,624)	$(4,440)	(46.1)%
LIFO charge (credit) included in Corporate and Other	$3,272	$(1,253)
Transaction expenses associated with the Southern Tide acquisition included in Corporate and Other	$—	$762

The lower operating results in Corporate and Other were primarily due to (1) the net unfavorable impact of LIFO accounting and (2) higher incentive compensation expense amounts. These items were partially offset by the First Half of Fiscal 2017 not including any transaction expenses associated with an acquisition after incurring $0.8 million of transaction expenses associated with the Southern Tide acquisition in the First Half of Fiscal 2016.

Interest expense, net

	First Half Fiscal 2017	First Half Fiscal 2016	$ Change	% Change
Interest expense, net	1,672	1,791	$(119)	(6.6)%

Interest expense for the First Half of Fiscal 2017 decreased from the prior year primarily due to (1) the First Half of Fiscal 2016 including the write off of $0.3 million of deferred financing costs associated with our amendment and restatement of our revolving credit agreement and (2) lower average debt outstanding during the First Half of Fiscal 2017 compared to the First

Half of Fiscal 2016. These items were partially offset by higher interest rates in the First Half of Fiscal 2017. Interest expense for the full year of Fiscal 2017 is expected to be $3.4 million.

Income taxes

	First Half Fiscal 2017	First Half Fiscal 2016	$ Change	% Change
Income taxes	24,803	24,853	$(50)	(0.2)%
Effective tax rate	38.3%	36.1%

The effective tax rate for the First Half of Fiscal 2017 was unfavorably impacted by certain stock awards that vested during the First Quarter of Fiscal 2017, which had a higher grant date fair value for accounting purposes than the vesting date fair value for tax deduction purposes, which increased income tax expense by $0.8 million and offset the favorable impact of our income in foreign jurisdictions that are taxed at lower rates than domestic earnings. The effective tax rate for the First Half of Fiscal 2016 was favorably impacted by (1) income in foreign jurisdictions that are taxed at lower rates than domestic earnings, (2) the utilization of certain foreign operating loss carryforward amounts and (3) certain stock awards that vested during the period which had a lower grant date fair value for accounting purposes than the vesting date fair value for tax deduction purposes. Our effective tax rate for the full year of Fiscal 2017 is expected to approach 39%.

Net earnings from continuing operations

	First Half Fiscal 2017	First Half Fiscal 2016
Net earnings from continuing operations	$39,886	$44,052
Net earnings from continuing operations per diluted share	$2.39	$2.65
Weighted average shares outstanding - diluted	16,698	16,620

The lower net earnings from continuing operations per diluted share in the First Half of Fiscal 2017 was primarily due to lower operating income and the higher effective tax rate in the First Half of Fiscal 2017, as discussed above.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Our primary source of revenue and cash flow is through our design, sourcing, marketing and distribution of branded apparel products bearing the trademarks of our Tommy Bahama, Lilly Pulitzer and Southern Tide lifestyle brands, other owned brands and licensed brands, and private label apparel products. Our primary uses of cash flow include the purchase of products in the operation of our business from third party contract manufacturers outside of the United States, as well as operating expenses, including employee compensation and benefits, occupancy-related costs, marketing and advertising costs, distribution costs, other general and administrative expenses and the payment of periodic interest payments related to our financing arrangements.
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
As of July 29, 2017, we had $6.0 million of cash and cash equivalents on hand, with $37.6 million of borrowings outstanding and $215.3 million of availability under our U.S. Revolving Credit Agreement. We believe our balance sheet and anticipated future positive cash flow from operating activities provide us with sufficient cash flow to satisfy our ongoing cash requirements and ample opportunity to continue to invest in our brands and our direct to consumer initiatives.

Key Liquidity Measures

($ in thousands)	July 29, 2017	January 28, 2017	July 30, 2016	January 30, 2016
Total current assets	$204,493	$231,628	$225,852	$216,796
Total current liabilities, including liabilities related to discontinued operations	$121,917	$131,396	$112,609	$128,899
Working capital	$82,576	$100,232	$113,243	$87,897
Working capital ratio	1.68	1.76	2.01	1.68
Debt to total capital ratio	8%	20%	22%	12%

Our working capital ratio is calculated by dividing total current assets by total current liabilities. Current assets decreased from July 30, 2016 to July 29, 2017 primarily due to a $14.0 million reduction in inventories. Current liabilities increased $9.3 million from July 30, 2016 to July 29, 2017 primarily due to an increase in accrued compensation of $4.7 million and a $3.4 million increase in liabilities related to discontinued operations. Changes in current assets and current liabilities are discussed below.

For the ratio of debt to total capital, debt is defined as short-term and long-term debt, and total capital is defined as debt plus shareholders' equity. Debt was $37.6 million at July 29, 2017 and $105.9 million at July 30, 2016, while shareholders’ equity was $409.4 million at July 29, 2017 and $373.4 million at July 30, 2016. The decrease in debt since July 30, 2016 was primarily due to $128.8 million of cash flow from operations which was partially offset by $43.3 million of capital expenditures and the payment of $18.2 million of dividends. Shareholders' equity increased from July 30, 2016, primarily as a result of net earnings less dividends paid. Our debt levels and ratio of debt to total capital in future periods may not be comparable to historical amounts as we continue to assess, and possibly make changes to, our capital structure. Changes in our capital structure in the future, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Balance Sheet

The following tables set forth certain information included in our consolidated balance sheets (in thousands). Below each table are explanations for any significant changes in the balances from July 30, 2016 to July 29, 2017.

Current Assets:

	July 29, 2017	January 28, 2017	July 30, 2016	January 30, 2016
Cash and cash equivalents	$5,983	$6,332	$8,192	$6,323
Receivables, net	59,264	58,279	61,081	59,065
Inventories, net	119,620	142,175	133,662	129,136
Prepaid expenses	19,626	24,842	22,917	22,272
Total current assets	$204,493	$231,628	$225,852	$216,796

Cash and cash equivalents as of July 29, 2017 and July 30, 2016 represent typical cash amounts maintained on an ongoing basis in our operations, which generally ranges from $5 million to $10 million at any given time. Any excess cash is generally used to repay amounts outstanding under our U.S. Revolving Credit Agreement. The decrease in receivables, net as of July 29, 2017 was primarily due to lower wholesale sales in Lanier Apparel and Lilly Pulitzer as well as lower amounts of tenant improvement allowances receivable in the Second Quarter of Fiscal 2017.

Inventories, net as of July 29, 2017 decreased from July 30, 2016 as a result of lower inventory levels in Lanier Apparel, Southern Tide and Tommy Bahama partially offset by higher inventory levels in Lilly Pulitzer. The reduced inventory in Lanier Apparel was primarily due to the exit from or reduction in volume for certain replenishment or heavy inventory requirement programs as well as the transition from certain existing replenishment programs to new replenishment programs resulting in lower inventory levels in the short term. Southern Tide's inventory decreased primarily due to Southern Tide's focus on reducing inventory levels by selling prior season inventory and reducing on hand inventory levels as well as the July 30, 2016 inventory including a $2 million inventory step-up from cost to fair value at acquisition. Tommy Bahama's inventory decreased primarily due to Tommy Bahama's focus on managing inventory buys and the sale of certain prior season inventory through off-price wholesale channels and outlet stores. The increase in inventory in Lilly Pulitzer was primarily due to lower sales than anticipated during the First Half of Fiscal 2017; however, the substantial majority of incremental Spring inventory was sold during the e-commerce flash clearance sale held in August 2017. We believe that inventory levels in each operating group are appropriate to support the anticipated sales for the Third Quarter of Fiscal 2017.

Prepaid expenses as of July 29, 2017 decreased from July 30, 2016 as a result of lower prepaid rent due to the timing of payment of monthly rent amounts as certain August 2017 rent payments had not been paid as of July 29, 2017, but substantially all August 2016 rent payments had been made as of July 30, 2016.

Non-current Assets:

	July 29, 2017	January 28, 2017	July 30, 2016	January 30, 2016
Property and equipment, net	$193,668	$193,931	$190,195	$184,094
Intangible assets, net	174,262	175,245	186,565	143,738
Goodwill	60,059	60,015	50,911	17,223
Other non-current assets, net	24,265	24,340	23,041	20,839
Total non-current assets	$452,254	$453,531	$450,712	$365,894

Property and equipment, net as of July 29, 2017 increased from July 30, 2016 primarily as a result of capital expenditures in the twelve months ended July 29, 2017, partially offset by depreciation expense during the same period. The decrease in intangible assets, net and the increase in goodwill at July 29, 2017 were primarily due to the consolidated balance sheet as of July 30, 2016 including provisional amounts related to the First Quarter of Fiscal 2016 acquisition of Southern Tide, which were finalized in the Fourth Quarter of Fiscal 2016, as disclosed in Note 12 to our consolidated financial statements contained in our Annual Report on Form 10-K for Fiscal 2016.

Liabilities:

	July 29, 2017	January 28, 2017	July 30, 2016	January 30, 2016
Total current liabilities	$121,917	$131,396	$112,609	$128,899
Long-term debt	37,601	91,509	105,941	43,975
Other non-current liabilities	70,836	70,002	68,529	67,188
Deferred taxes	15,520	13,578	12,620	3,657
Non-current liabilities related to discontinued operations	1,507	2,544	3,469	4,571
Total liabilities	$247,381	$309,029	$303,168	$248,290

Current liabilities as of July 29, 2017 increased compared to July 30, 2016 due to (1) a $4.7 million increase in accrued compensation primarily reflecting higher accrued bonus amounts in Tommy Bahama and Corporate and Other partially offset by lower accrued bonus amounts in Lilly Pulitzer and (2) a $3.4 million increase in liabilities related to discontinued operations as all amounts recognized in the prior year were classified in non-current liabilities, but as of July 29, 2017 certain amounts are classified as current liabilities. The decrease in debt since July 30, 2016 was primarily due to $128.8 million of cash flow from operations which was partially offset by $43.3 million of capital expenditures and the payment of $18.2 million of dividends.

Other non-current liabilities increased as of July 29, 2017 compared to July 30, 2016 primarily due to increases in deferred rent liabilities, including tenant improvement allowances from landlords. The increase in deferred taxes was primarily due to timing differences associated with depreciation and amortization recognized for tax and book purposes and the deferred tax impact of the restricted stock that vested in the First Quarter of Fiscal 2017, partially offset by a Fourth Quarter of Fiscal 2016 reduction of $2 million of the provisional deferred tax amount associated with the Southern Tide acquisition and the deferred tax impact of a Fourth Quarter of Fiscal 2016 increase in lease obligations related to our discontinued operations.

Non-current liabilities related to discontinued operations as of July 29, 2017 decreased primarily as a result of certain amounts as of July 29, 2017 classified as current liabilities related to discontinued operations rather than non-current liabilities related to discontinued operations, which was partially offset by an increase in total liabilities related to discontinued operations recognized in the Fourth Quarter of Fiscal 2016. The aggregate amount included in current and non-current liabilities related to discontinued operations represents our best estimate of the future net loss anticipated with respect to certain retained lease obligations; however, the ultimate loss to be recognized remains uncertain as the amount of any sub-lease income is dependent upon a variety of factors including anticipated future sublease income and market rental amounts.

Statement of Cash Flows

The following table sets forth the net cash flows, including continuing and discontinued operations, for the First Half of Fiscal 2017 and First Half of Fiscal 2016 (in thousands):

	First Half Fiscal 2017	First Half Fiscal 2016
Cash provided by operating activities	$83,135	$72,875
Cash used in investing activities	(19,141)	(121,632)
Cash (used in) provided by financing activities	(64,498)	50,328
Net change in cash and cash equivalents	$(504)	$1,571

Cash and cash equivalents on hand were $6.0 million and $8.2 million at July 29, 2017 and July 30, 2016, respectively. Changes in cash flows in the First Half of Fiscal 2017 and the First Half of Fiscal 2016 related to operating activities, investing activities and financing activities are discussed below.

Operating Activities:

In the First Half of Fiscal 2017 and First Half of Fiscal 2016, operating activities provided $83.1 million and $72.9 million of cash, respectively. The cash flow from operating activities was primarily the result of net earnings for the relevant period adjusted, as applicable, for non-cash activities including depreciation, amortization and equity-based compensation as well as the net impact of changes in deferred taxes and our working capital accounts. In the First Half of Fiscal 2017, working capital account changes had a favorable impact on cash flow from operations, while in the First Half of Fiscal 2016, working capital account changes did not have a significant impact on cash flow from operations. In the First Half of Fiscal 2017, the more significant changes in working capital accounts were a decrease in inventories, net and prepaid expenses, which increased cash flow from operations, and a decrease in current liabilities which decreased cash flow from operations. During the First Half of Fiscal 2016, the more significant changes in working capital accounts were a decrease in current liabilities which decreased cash flow from operations and a decrease in inventories which increased cash flow from operations.

Investing Activities:

During the First Half of Fiscal 2017, investing activities used $19.1 million of cash, while in the First Half of Fiscal 2016, investing activities used $121.6 million of cash. In the First Half of Fiscal 2017, we paid $18.5 million for capital expenditures compared to $24.6 million in the First Half of Fiscal 2016. During the First Half of Fiscal 2017, we paid $0.6 million for acquisitions, which were related to the acquisition of five Lilly Pulitzer Signature Stores as well as working capital settlements related to certain Fiscal 2016 acquisitions. During the First Half of Fiscal 2016, we paid $95.0 million for acquisitions, consisting of the acquisition of the operations and assets of Southern Tide and the Duck Head trademark, and $2.0 million for the final working capital settlement associated with our Ben Sherman discontinued operations.

Financing Activities:

During the First Half of Fiscal 2017, financing activities used $64.5 million of cash, while in the First Half of Fiscal 2016, financing activities provided $50.3 million of cash. In the First Half of Fiscal 2017, we decreased debt as our cash flow from operations exceeded our capital expenditures, payment of dividends and payment of employee taxes associated with the vesting of certain restricted share awards. During the First Half of Fiscal 2016, we increased debt primarily for the purpose of purchasing the Southern Tide business, funding our capital expenditures, payment of dividends and the payment of employee taxes associated with the vesting of certain restricted share awards, which in the aggregate exceeded our cash flow from operations. During both the First Half of Fiscal 2017 and the First Half of Fiscal 2016, we paid $9.1 million of dividends.

We anticipate that cash flow provided by or used in financing activities in the future will be dependent upon whether our cash flow from operating activities exceeds our capital expenditures, dividend payments, acquisitions and any other investing or financing activities. Generally, we anticipate that excess cash, if any, will be used to repay debt on our U.S. Revolving Credit Agreement.

Liquidity and Capital Resources

We had $37.6 million outstanding as of July 29, 2017 under our $325 million Fourth Amended and Restated Credit Agreement ("U.S. Revolving Credit Agreement") compared to $105.9 million of borrowings outstanding as of July 30, 2016. The U.S. Revolving Credit Agreement generally (1) is limited to a borrowing base consisting of specified percentages of eligible categories of assets, (2) accrues variable-rate interest (weighted average borrowing rate of 2.8% as of July 29, 2017), unused line fees and letter of credit fees based upon average unused availability or utilization, (3) requires periodic interest payments with principal due at maturity (May 2021) and (4) is secured by a first priority security interest in substantially all of the assets of Oxford Industries, Inc. and substantially all of its domestic subsidiaries, including accounts receivable, books and records, chattel paper, deposit accounts, equipment, certain general intangibles, inventory, investment property (including the equity interests of certain subsidiaries), negotiable collateral, life insurance policies, supporting obligations, commercial tort claims, cash and cash equivalents, eligible trademarks, proceeds and other personal property.

To the extent cash flow needs exceed cash flow provided by our operations, we will have access, subject to its terms, to our U.S. Revolving Credit Agreement to provide funding for operating activities, capital expenditures and acquisitions, if any. Our U.S. Revolving Credit Agreement is also used to finance trade letters of credit for product purchases, which reduce the amounts available under our line of credit when issued. As of July 29, 2017, $4.6 million of letters of credit were outstanding against our U.S. Revolving Credit Agreement. After considering these limitations and the amount of eligible assets in our borrowing base, as applicable, as of July 29, 2017, we had $215.3 million in unused availability under the U.S. Revolving Credit Agreement, subject to certain limitations on borrowings.

Covenants and Other Restrictions:
The U.S. Revolving Credit Agreement is subject to a number of affirmative covenants regarding the delivery of financial information, compliance with law, maintenance of property, insurance requirements and conduct of business. Also, the U.S. Revolving Credit Agreement is subject to certain negative covenants or other restrictions including, among other things, limitations on our ability to (1) incur debt, (2) guaranty certain obligations, (3) incur liens, (4) pay dividends to shareholders, (5) repurchase shares of our common stock, (6) make investments, (7) sell assets or stock of subsidiaries, (8) acquire assets or businesses, (9) merge or consolidate with other companies or (10) prepay, retire, repurchase or redeem debt.
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
We believe that the affirmative covenants, negative covenants, financial covenants and other restrictions under the U.S. Revolving Credit Agreement are customary for those included in similar facilities entered into at the time we entered into the U.S. Revolving Credit Agreement. During the Second Quarter of Fiscal 2017 and as of July 29, 2017, no financial covenant testing was required pursuant to our U.S. Revolving Credit Agreement as the minimum availability threshold was met at all times. As of July 29, 2017, we were compliant with all covenants related to the U.S. Revolving Credit Agreement.

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
Our contractual obligations as of July 29, 2017 have not changed materially from the contractual obligations outstanding at January 28, 2017, as disclosed in our Annual Report on Form 10-K for Fiscal 2016 filed with the SEC, other than changes in amounts outstanding under our U.S. Revolving Credit Agreement, as discussed above.
Our anticipated capital expenditures for Fiscal 2017, including the $18.5 million incurred in the First Half of Fiscal 2017, are expected to be approximately $50 million compared to $49.4 million in Fiscal 2016. These expenditures are expected to consist primarily of costs associated with information technology initiatives, including e-commerce capabilities, opening, relocating or remodeling retail stores and restaurants and facility enhancements. Our capital expenditure amounts in future years may increase or decrease from the amounts incurred in prior years or the amount expected for Fiscal 2017 depending on the information technology initiatives, retail store and restaurant openings, relocations and remodels and other infrastructure requirements to support future expansion of our businesses.
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
Our critical accounting policies and estimates are discussed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for Fiscal 2016. There have not been any significant changes to the application of our critical accounting policies and estimates during the First Half of Fiscal 2017.

Additionally, a detailed summary of significant accounting policies is included in Note 1 to our consolidated financial statements contained in our Annual Report on Form 10-K for Fiscal 2016.

SEASONAL ASPECTS OF OUR BUSINESS
Each of our operating groups is impacted by seasonality as the demand by specific product or style, as well as by distribution channel, may vary significantly depending on the time of year. For details of the impact of seasonality on each of our operating groups, see the business discussion for each operating group discussed in Part I, Item 1, Business in our Annual Report on Form 10-K for Fiscal 2016. As the timing of certain unusual or non-recurring items, economic conditions, wholesale product shipments, weather or other factors affecting the business may vary from one year to the next, we do not believe that net sales or operating income for any particular quarter or the distribution of net sales and operating income for Fiscal 2016 are necessarily indicative of anticipated results for the full fiscal year or expected distribution in future years. Our third quarter has historically been our smallest net sales and operating income quarter, and that result is expected to continue as we continue the expansion of our direct to consumer operations in the future. The following table presents our percentage of net sales and operating income from continuing operations by quarter for Fiscal 2016:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	25%	28%	22%	25%
Operating income (loss)	36%	43%	—%	21%
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain interest rate, foreign currency, commodity and inflation risks as discussed in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for Fiscal 2016. There have not been any significant changes in our exposure to these risks during the First Half of Fiscal 2017.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the Second Quarter of Fiscal 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)        During the Second Quarter of Fiscal 2017, we did not make any unregistered sales of our equity securities.

(c)         We have certain stock incentive plans as described in Note 7 to our consolidated financial statements included in our Annual Report on Form 10-K for Fiscal 2016, all of which are publicly announced plans. Under the plans, we can repurchase shares from employees to cover employee tax liabilities related to the vesting of shares of our stock. During the Second Quarter of Fiscal 2017, no shares were repurchased pursuant to these plans.

In March 2017, our Board of Directors authorized us to spend up to $50 million to repurchase shares of our stock. This authorization superseded and replaced all previous authorizations to repurchase shares of our stock and has no automatic expiration. As of July 29, 2017, no shares of our stock had been repurchased pursuant to this authorization.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

3.1	Restated Articles of Incorporation of Oxford Industries, Inc.*
3.2	Bylaws of Oxford Industries, Inc., as amended.*
31.1	Section 302 Certification by Principal Executive Officer.*
31.2	Section 302 Certification by Principal Financial Officer.*
32	Section 906 Certification by Principal Executive Officer and Principal Financial Officer.*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

September 1, 2017	OXFORD INDUSTRIES, INC.
(Registrant)

/s/ K. Scott Grassmyer
K. Scott Grassmyer
Executive Vice President - Finance, Chief Financial Officer and Controller
(Authorized Signatory)