Form 10-Q
period 2017-10-28
OXFORD INDUSTRIES INC
filed 2017-12-06
CIK 75288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 28, 2017

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of shares outstanding
Title of each class	as of December 1, 2017
Common Stock, $1 par value	16,833,204

OXFORD INDUSTRIES, INC.
INDEX TO FORM 10-Q
For the Third Quarter of Fiscal 2017

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS
Our SEC filings and public announcements may include forward-looking statements about future events. Generally, the words "believe," "expect," "intend," "estimate," "anticipate," "project," "will" and similar expressions identify forward-looking statements, which typically are not historical in nature. We intend for all forward-looking statements contained herein, in our press releases or on our website, and all subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf, to be covered by the safe harbor provisions for forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (which Sections were adopted as part of the Private Securities Litigation Reform Act of 1995). Such statements are subject to a number of risks, uncertainties and assumptions including, without limitation, competitive conditions, which may be impacted by evolving consumer shopping patterns; the impact of economic conditions on consumer demand and spending for apparel and related products, particularly in light of general economic uncertainty; demand for our products; timing of shipments requested by our wholesale customers; expected pricing levels; retention of and disciplined execution by key management; the timing and cost of store openings and of planned capital expenditures; weather; changes in international, federal or state tax, trade and other laws and regulations, including the impact of potential federal tax reform in the United States; costs of products as well as the raw materials used in those products; costs of labor; acquisition and disposition activities; expected outcomes of pending or potential litigation and regulatory actions; access to capital and/or credit markets; our ability to timely recognize our expected synergies from any acquisitions we pursue; and factors that could affect our consolidated effective tax rate such as the results of foreign operations or stock based compensation. Forward-looking statements reflect our expectations at the time such forward looking statements are made, based on information available at such time, and are not guarantees of performance. Although we believe that the expectations reflected in such forward-looking statements are reasonable, these expectations could prove inaccurate as such statements involve risks and uncertainties, many of which are beyond our ability to control or predict. Should one or more of these risks or uncertainties, or other risks or uncertainties not currently known to us or that we currently deem to be immaterial, materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Important factors relating to these risks and uncertainties include, but are not limited to, those described in Part I, Item 1A. Risk Factors contained in our Annual Report on Form 10-K for Fiscal 2016, and those described from time to time in our future reports filed with the SEC. We caution that one should not place undue reliance on forward-looking statements, which speak only as of the date on which they are made. We disclaim any intention, obligation or duty to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

DEFINITIONS

As used in this report, unless the context requires otherwise, "our," "us" or "we" means Oxford Industries, Inc. and its consolidated subsidiaries; "SG&A" means selling, general and administrative expenses; "SEC" means U.S. Securities and Exchange Commission; "FASB" means Financial Accounting Standards Board; "ASC" means the FASB Accounting Standards Codification; "GAAP" means generally accepted accounting principles in the United States; and "discontinued operations" means the assets and operations of our former Ben Sherman operating group which we sold in Fiscal 2015. Unless otherwise indicated, all references to assets, liabilities, revenues, expenses or other information in this report reflect continuing operations. Additionally, the terms listed below reflect the respective period noted:

Fiscal 2018	52 weeks ending February 2, 2019
Fiscal 2017	53 weeks ending February 3, 2018
Fiscal 2016	52 weeks ended January 28, 2017
Fiscal 2015	52 weeks ended January 30, 2016
Fourth Quarter Fiscal 2017	14 weeks ending February 3, 2018
Third Quarter Fiscal 2017	13 weeks ended October 28, 2017
Second Quarter Fiscal 2017	13 weeks ended July 29, 2017
First Quarter Fiscal 2017	13 weeks ended April 29, 2017
Fourth Quarter Fiscal 2016	13 weeks ended January 28, 2017
Third Quarter Fiscal 2016	13 weeks ended October 29, 2016
Second Quarter Fiscal 2016	13 weeks ended July 30, 2016
First Quarter Fiscal 2016	13 weeks ended April 30, 2016
First Nine Months Fiscal 2017	39 weeks ended October 28, 2017
First Nine Months Fiscal 2016	39 weeks ended October 29, 2016
First Half Fiscal 2017	26 weeks ended July 29, 2017
First Half Fiscal 2016	26 weeks ended July 30, 2016

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OXFORD INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par amounts)
(unaudited)

	October 28, 2017	January 28, 2017	October 29, 2016
ASSETS
Current Assets
Cash and cash equivalents	$6,077	$6,332	$5,351
Receivables, net	73,724	58,279	68,492
Inventories, net	127,301	142,175	136,383
Prepaid expenses	27,619	24,842	29,558
Total Current Assets	$234,721	$231,628	$239,784
Property and equipment, net	191,038	193,931	195,799
Intangible assets, net	175,057	175,245	185,957
Goodwill	63,443	60,015	51,053
Other non-current assets, net	24,250	24,340	22,882
Total Assets	$688,509	$685,159	$695,475

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$59,230	$76,825	$53,144
Accrued compensation	24,434	19,711	18,181
Other accrued expenses and liabilities	30,542	32,000	26,358
Liabilities related to discontinued operations	3,709	2,860	—
Total Current Liabilities	$117,915	$131,396	$97,683
Long-term debt	72,131	91,509	142,425
Other non-current liabilities	73,487	70,002	69,176
Deferred taxes	16,829	13,578	13,643
Liabilities related to discontinued operations	972	2,544	3,279
Commitments and contingencies
Shareholders’ Equity
Common stock, $1.00 par value per share	16,833	16,769	16,773
Additional paid-in capital	134,561	131,144	129,762
Retained earnings	260,809	233,493	228,016
Accumulated other comprehensive loss	(5,028)	(5,276)	(5,282)
Total Shareholders’ Equity	$407,175	$376,130	$369,269
Total Liabilities and Shareholders’ Equity	$688,509	$685,159	$695,475

See accompanying notes.

OXFORD INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
 (unaudited)

	Third Quarter Fiscal 2017	Third Quarter Fiscal 2016	First Nine Months Fiscal 2017	First Nine Months Fiscal 2016
Net sales	$235,960	$222,308	$793,032	$761,539
Cost of goods sold	110,784	104,254	342,477	327,225
Gross profit	$125,176	$118,054	$450,555	$434,314
SG&A	127,091	121,442	393,193	374,379
Royalties and other operating income	3,039	3,061	10,123	10,433
Operating income (loss)	$1,124	$(327)	$67,485	$70,368
Interest expense, net	683	716	2,355	2,505
Earnings (loss) from continuing operations before income taxes	$441	$(1,043)	$65,130	$67,863
Income taxes	(631)	555	24,172	25,408
Net earnings (loss) from continuing operations	$1,072	$(1,598)	$40,958	$42,455
Earnings from discontinued operations, net of taxes	—	—	—	—
Net earnings (loss)	$1,072	$(1,598)	$40,958	$42,455
Net earnings (loss) from continuing operations per share:
Basic	$0.06	$(0.10)	$2.47	$2.57
Diluted	$0.06	$(0.10)	$2.45	$2.55
Earnings from discontinued operations, net of taxes, per share:
Basic	$—	$—	$—	$—
Diluted	$—	$—	$—	$—
Net earnings (loss) per share:
Basic	$0.06	$(0.10)	$2.47	$2.57
Diluted	$0.06	$(0.10)	$2.45	$2.55
Weighted average shares outstanding:
Basic	16,618	16,531	16,591	16,516
Diluted	16,735	16,531	16,710	16,635
Dividends declared per share	$0.27	$0.27	$0.81	$0.81

See accompanying notes.

OXFORD INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Third Quarter Fiscal 2017	Third Quarter Fiscal 2016	First Nine Months Fiscal 2017	First Nine Months Fiscal 2016
Net earnings (loss)	$1,072	$(1,598)	$40,958	$42,455
Other comprehensive income (loss), net of taxes:
Net foreign currency translation adjustment	(617)	(172)	248	1,547
Total other comprehensive (loss) income, net of taxes	$(617)	$(172)	$248	$1,547
Comprehensive income (loss)	$455	$(1,770)	$41,206	$44,002

See accompanying notes.

OXFORD INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	First Nine Months Fiscal 2017	First Nine Months Fiscal 2016
Cash Flows From Operating Activities:
Net earnings	$40,958	$42,455
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	29,779	29,070
Amortization of intangible assets	1,733	1,744
Equity compensation expense	4,616	5,332
Amortization of deferred financing costs	317	586
Deferred income taxes	3,376	6,008
Changes in working capital, net of acquisitions and dispositions:
Receivables, net	(17,227)	(2,204)
Inventories, net	17,017	10,118
Prepaid expenses	(2,713)	(6,510)
Current liabilities	(14,217)	(33,229)
Other non-current assets, net	(241)	(717)
Other non-current liabilities	1,880	654
Cash provided by operating activities	$65,278	$53,307
Cash Flows From Investing Activities:
Acquisitions, net of cash acquired	(5,055)	(94,960)
Purchases of property and equipment	(26,357)	(40,144)
Other investing activities	—	(2,029)
Cash used in investing activities	$(31,412)	$(137,133)
Cash Flows From Financing Activities:
Repayment of revolving credit arrangements	(199,765)	(339,560)
Proceeds from revolving credit arrangements	180,387	438,010
Deferred financing costs paid	—	(1,430)
Proceeds from issuance of common stock	1,071	993
Repurchase of equity awards for employee tax withholding liabilities	(2,206)	(1,868)
Cash dividends declared and paid	(13,641)	(13,590)
Cash (used in) provided by financing activities	$(34,154)	$82,555
Net change in cash and cash equivalents	$(288)	$(1,271)
Effect of foreign currency translation on cash and cash equivalents	33	299
Cash and cash equivalents at the beginning of year	6,332	6,323
Cash and cash equivalents at the end of the period	$6,077	$5,351
Supplemental disclosure of cash flow information:
Cash paid for interest, net	$2,098	$2,067
Cash paid for income taxes	$19,536	$26,103

See accompanying notes.

OXFORD INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
THIRD QUARTER OF FISCAL 2017

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

In order to conform to current period classification, certain gift with purchase amounts, totaling $0.2 million and $1.8 million previously reported as SG&A, have been reclassified to cost of goods sold for the Third Quarter of Fiscal 2016 and the First Nine Months of Fiscal 2016, respectively. This reclassification resulted in a decrease in SG&A and a corresponding increase in cost of goods sold in the Third Quarter of Fiscal 2016 and the First Nine Months of Fiscal 2016, with no impact on previously reported net earnings (loss).
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
Recently Issued Accounting Standards Applicable to Future Periods
In May 2014, the FASB issued guidance which provides a single, comprehensive accounting model for revenue arising from contracts with customers. This guidance has been revised and clarified through supplemental adoption guidance subsequent to May 2014. This new revenue recognition guidance supersedes most of the existing revenue recognition guidance which specifies that revenue is recognized when risks and rewards transfer to a customer. Under the new guidance, revenue will be recognized pursuant to a five-step approach: (1) identify the contracts with the customer; (2) identify the separate performance obligations in the contracts; (3) determine the transaction price; (4) allocate the transaction price to separate performance obligations; and (5) recognize revenue when, or as, each performance obligation is satisfied. The new guidance also requires additional disclosures about the nature, timing and uncertainty of revenue and cash flow arising from customer contracts, including significant judgments and changes in judgments. We have reviewed our revenue streams, including retail, e-commerce, restaurant, wholesale, gift card breakage and royalty income, to evaluate the potential impact of the adoption of the revised guidance on our consolidated financial statements. While we continue to assess all of the potential impacts of the new guidance, we do not expect the implementation of the guidance will have a material effect on our consolidated results of operations, cash flows or financial position. We currently anticipate utilizing the modified retrospective method of adoption allowed by the guidance and plan to adopt the standard as of the first day of Fiscal 2018.
In February 2016, the FASB issued a new accounting standard on leasing. The new standard will require companies to record most leases as assets and liabilities on the balance sheet. For these leases, we will be required to recognize a right to use asset and lease liability for the obligations created by the leases. This guidance will be effective in Fiscal 2019 with early adoption permitted. The guidance requires the use of the modified retrospective transition approach. We are currently in the process of evaluating the impact of the new guidance on our consolidated financial statements. Considering the magnitude of our existing operating leases, we anticipate that the new lease guidance will have a significant impact on our consolidated balance sheet by requiring the recognition of a significant amount of lease-related assets and liabilities.
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

Tommy Bahama, Lilly Pulitzer and Southern Tide each design, source, market and distribute apparel and related products bearing their respective trademarks and also license their trademarks for other product categories, while Lanier Apparel designs, sources and distributes branded and private label products. Corporate and Other is a reconciling category for reporting purposes and includes our corporate offices, substantially all financing activities, elimination of inter-segment sales, LIFO accounting adjustments for inventory, other costs that are not allocated to the operating groups and operations of our other businesses which are not included in our operating groups, including our Lyons, Georgia distribution center operations. For a more extensive description of our Tommy Bahama, Lilly Pulitzer, Lanier Apparel and Southern Tide operating groups, see Part I, Item 1. Business included in our Annual Report on Form 10-K for Fiscal 2016. The table below presents certain financial information (in thousands) about our operating groups, as well as Corporate and Other.

	Third Quarter Fiscal 2017	Third Quarter Fiscal 2016	First Nine Months Fiscal 2017	First Nine Months Fiscal 2016
Net sales
Tommy Bahama	$123,895	$125,966	$483,971	$472,796
Lilly Pulitzer	59,244	52,319	192,045	186,777
Lanier Apparel	43,110	35,065	84,314	81,217
Southern Tide	9,217	8,687	31,254	19,267
Corporate and Other	494	271	1,448	1,482
Total net sales	$235,960	$222,308	$793,032	$761,539
Depreciation and amortization
Tommy Bahama	$8,033	$7,756	$23,321	$23,331
Lilly Pulitzer	2,303	1,956	6,377	5,551
Lanier Apparel	145	123	443	335
Southern Tide	108	191	317	457
Corporate and Other	355	389	1,054	1,140
Total depreciation and amortization	$10,944	$10,415	$31,512	$30,814
Operating income (loss)
Tommy Bahama	$(5,872)	$(7,133)	$32,082	$26,761
Lilly Pulitzer	4,952	6,212	43,621	49,646
Lanier Apparel	5,615	3,666	6,668	6,609
Southern Tide	1,016	(472)	3,765	(425)
Corporate and Other	(4,587)	(2,600)	(18,651)	(12,223)
Total operating income (loss)	$1,124	$(327)	$67,485	$70,368
Interest expense, net	683	716	2,355	2,505
Earnings (loss) from continuing operations before income taxes	$441	$(1,043)	$65,130	$67,863

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

	Third Quarter Fiscal 2017	Third Quarter Fiscal 2016	First Nine Months Fiscal 2017	First Nine Months Fiscal 2016
Beginning balance	$(4,411)	$(5,110)	$(5,276)	$(6,829)
Net foreign currency translation adjustment	(617)	(172)	248	1,547
Ending balance	$(5,028)	$(5,282)	$(5,028)	$(5,282)

4.
Income Taxes: Income taxes reflects effective tax rates of (143.1)%, (53.2)%, 37.1% and 37.4% for the Third Quarter of Fiscal 2017, the Third Quarter of Fiscal 2016, the First Nine Months of Fiscal 2017 and First Nine Months of Fiscal 2016, respectively. The net impact of discrete or other items often results in a more significant or unusual impact on the effective tax rate in the third quarter given the significantly lower operating results during the third quarter as compared to the other quarters of the fiscal year. Thus, the effective tax rate for the third quarter is not indicative of the effective tax rate anticipated for the full year. The First Nine Months of Fiscal 2017 includes (1) the favorable impact of earnings in certain of our foreign jurisdictions, including foreign sourcing operations, which have lower tax rates than our domestic earnings, and (2) $0.8 million of favorable discrete items in the Third Quarter of Fiscal 2017 primarily related to certain prior year tax items, which were offset by the $0.8 million unfavorable impact of certain stock awards that vested during the First Quarter of Fiscal 2017. The First Nine Months of Fiscal 2016 includes the favorable impact of (1) earnings in certain foreign jurisdictions and (2) the utilization of certain foreign operating loss carryforward amounts.

5.
Business Combinations: During July and August 2017, we completed transactions resulting in the acquisition of 12 Lilly Pulitzer Signature Stores and during the First Nine Months of Fiscal 2017 we also completed the final working capital settlements related to certain Fiscal 2016 acquisitions. These items resulted in the payment of $5.1 million of cash consideration during the First Nine Months of Fiscal 2017. Our allocations of the purchase price for Fiscal 2017 acquisitions are preliminary. The allocations may be revised during the one year allocation period as we obtain new information about the fair values of the acquired assets and finalize working capital amounts related to the acquisitions.

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
All of our operating groups operate in highly competitive apparel markets in which numerous U.S. and foreign apparel firms compete. No single apparel firm or small group of apparel firms dominates the apparel industry, and our direct competitors vary by operating group and distribution channel. We believe the principal competitive factors in the apparel industry are reputation, value, and image of brand names; design; consumer preference; price; quality; marketing; product fulfillment capabilities; and customer service.

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

Our lifestyle brands also have an opportunity for modest sales increases in their wholesale businesses in the long-term. We anticipate that any such increases will stem primarily from current customers adding within their existing door count and increasing their on-line business, increased sales to on-line retailers, and our selective addition of new wholesale customers who generally follow a retail model with limited discounting; however, we must be diligent in our effort to avoid compromising the integrity of our brands by maintaining or growing sales with wholesale customers that may not be aligned with our long-term strategy. This is particularly important with the challenges in the department store channel, which represented about one-half of our consolidated wholesale sales, or 17% of our consolidated net sales, in Fiscal 2016. Our approach to diligently managing our wholesale distribution may result in lower wholesale sales during certain quarters or years in the future, as we may reduce the amount of sales to certain wholesale accounts by reducing the number of doors with our product, reduce the volume sold for a particular door or exit a wholesale account entirely. We also believe that there are opportunities for modest sales growth for Lanier Apparel in the future through new product programs.

We believe we must continue to invest in our lifestyle brands to take advantage of their long-term growth opportunities. Investments include capital expenditures primarily related to the direct to consumer operations such as technology enhancements, e-commerce initiatives and retail store and restaurant build-out for new, relocated or remodeled locations, as well as distribution center and administrative office expansion initiatives. Additionally, while we anticipate increased employment, advertising and other costs to support ongoing business operations and fuel future sales growth, we remain focused on appropriately managing our operating expenses.

In the midst of the challenges in our industry, an important focus for us in Fiscal 2017 has been advancing various initiatives to increase the profitability of the Tommy Bahama business. These initiatives generally focus on increasing gross margin and operating margin through efforts such as: product cost reductions; selective price increases; reducing inventory purchases; redefining our approach to inventory clearance; effectively managing controllable and discretionary operating expenses; taking a more conservative approach to full-price retail store and outlet openings and renewals; and continuing our efforts to reduce Asia-Pacific operating losses. In the First Nine Months of Fiscal 2017, we made some initial progress with these initiatives and expect to make additional progress in the future.

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
The following table sets forth our consolidated operating results from continuing operations (in thousands, except per share amounts) for the First Nine Months of Fiscal 2017 compared to the First Nine Months of Fiscal 2016:

	First Nine Months Fiscal 2017	First Nine Months Fiscal 2016
Net sales	$793,032	$761,539
Operating income	$67,485	$70,368
Net earnings from continuing operations	$40,958	$42,455
Net earnings from continuing operations per diluted share	$2.45	$2.55

The lower net earnings from continuing operations per diluted share in the First Nine Months of Fiscal 2017 was primarily due to the impact of LIFO accounting on Corporate and Other operating results and lower operating income in Lilly Pulitzer, primarily related to charges associated with the Fiscal 2017 acquisition of certain Lilly Pulitzer Signature Store operations. These items were partially offset by higher operating income in Tommy Bahama as well as Southern Tide, which was acquired in April 2016.

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

For purposes of our disclosures, we consider a comparable store to be, in addition to our e-commerce sites, a physical full-price retail store that was owned and open as of the beginning of the prior fiscal year and which did not have during the relevant periods, and is not within the current fiscal year scheduled to have, (1) a remodel or other event resulting in the store being closed for an extended period of time (which we define as a period of two weeks or longer), (2) a greater than 15% change in the size of the retail space due to expansion, reduction or relocation to a new retail space, (3) a relocation to a new space that was significantly different from the prior retail space, or (4) a closing or opening of a Tommy Bahama restaurant adjacent to the full-price retail store. For those stores which are excluded from comparable stores based on the preceding sentence, the stores continue to be excluded from comparable store sales until the criteria for a new store is met subsequent to the remodel, relocation, restaurant closing or opening, or other event. A store that is remodeled will generally continue to be included in our comparable store sales metrics as a store is not typically closed for longer than a two week period during a remodel; however, in some cases, a store may be closed for more than two weeks during a remodel. A store that is relocated will generally not be included in our comparable store sales metrics until that store has been open in the relocated space for the entirety of the prior fiscal year because the size or other characteristics of the store typically change significantly from the prior location. Additionally, any stores that were closed during the prior fiscal year or current fiscal year, or which we expect to close or vacate in the current fiscal year, are excluded from the definition of comparable store sales.

Definitions and calculations of comparable store sales differ among retail companies, and therefore comparable store sales metrics disclosed by us may not be comparable to the metrics disclosed by other companies.

RESULTS OF OPERATIONS

THIRD QUARTER OF FISCAL 2017 COMPARED TO THIRD QUARTER OF FISCAL 2016

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

	Third Quarter Fiscal 2017		Third Quarter Fiscal 2016		$ Change	% Change
Net sales	$235,960	100.0%	$222,308	100.0%	$13,652	6.1%
Cost of goods sold	110,784	47.0%	104,254	46.9%	6,530	6.3%
Gross profit	$125,176	53.0%	$118,054	53.1%	$7,122	6.0%
SG&A	127,091	53.9%	121,442	54.6%	5,649	4.7%
Royalties and other operating income	3,039	1.3%	3,061	1.4%	(22)	(0.7)%
Operating income (loss)	$1,124	0.5%	$(327)	(0.1)%	$1,451	NM
Interest expense, net	683	0.3%	716	0.3%	(33)	(4.6)%
Earnings (loss) from continuing operations before income taxes	$441	0.2%	$(1,043)	(0.5)%	$1,484	NM
Income taxes	(631)	(0.3)%	555	0.2%	(1,186)	NM
Net earnings (loss) from continuing operations	$1,072	0.5%	$(1,598)	(0.7)%	$2,670	NM
Earnings from discontinued operations, net of taxes	—	—%	—	—%	—	—%
Net earnings (loss)	$1,072	0.5%	$(1,598)	(0.7)%	$2,670	NM

The discussion and tables below compare certain line items included in our statements of operations for the Third Quarter of Fiscal 2017 to the Third Quarter of Fiscal 2016. Each dollar and percentage change provided reflects the change between these periods unless indicated otherwise. Each dollar and share amount included in the tables is in thousands except for per share amounts. Individual line items of our consolidated statements of operations may not be directly comparable to those of our competitors, as classification of certain expenses may vary by company. Unless otherwise indicated, all references to assets, liabilities, revenues, expenses or other information in this report reflect continuing operations.

Net Sales

	Third Quarter Fiscal 2017	Third Quarter Fiscal 2016	$ Change	% Change
Tommy Bahama	$123,895	$125,966	$(2,071)	(1.6)%
Lilly Pulitzer	59,244	52,319	6,925	13.2%
Lanier Apparel	43,110	35,065	8,045	22.9%
Southern Tide	9,217	8,687	530	6.1%
Corporate and Other	494	271	223	NM
Total net sales	$235,960	$222,308	$13,652	6.1%

Consolidated net sales increased $13.7 million, or 6.1%, in the Third Quarter of Fiscal 2017 compared to the Third Quarter of Fiscal 2016. The increase in consolidated net sales was primarily driven by (1) a $5.6 million increase in wholesale sales, consisting of increases in Lanier Apparel and Southern Tide and decreases in Tommy Bahama and Lilly Pulitzer, (2) an incremental net sales increase of $5.5 million associated with the operation of non-comp full-price retail stores in Lilly Pulitzer and Tommy Bahama, (3) a $2.4 million, or 4%, increase in comparable store sales to $69.5 million in the Third Quarter of Fiscal 2017 from $67.1 million in the Third Quarter of Fiscal 2016 and (4) a $1.6 million increase in restaurant sales in Tommy Bahama. These increases were partially offset by a $1.5 million decrease in net sales through our off-price direct to consumer clearance channels, which includes our e-commerce flash clearance sales and outlets. The changes in net sales by operating group are discussed below.

We believe that certain macroeconomic factors, including lower retail store traffic and the evolving impact of digital technology on consumer shopping habits, continue to impact the sales in each of our direct to consumer and wholesale businesses. Additionally, we believe sales in our operating groups in both the Third Quarter of Fiscal 2017 and the Third Quarter of Fiscal 2016 were unfavorably impacted by hurricanes to varying degrees, which resulted in certain store closures and may have also negatively impacted wholesale reorders.

The following table presents the proportion of our consolidated net sales by distribution channel for each period presented:

	Third Quarter Fiscal 2017	Third Quarter Fiscal 2016
Full-price retail stores and outlets	33%	33%
E-commerce	20%	20%
Restaurant	7%	7%
Wholesale	40%	40%
Total	100%	100%

Tommy Bahama:

The Tommy Bahama net sales decrease of $2.1 million, or 1.6%, was primarily driven by (1) a $6.5 million decrease in our off-price direct to consumer clearance channel, primarily resulting from the absence of any e-commerce flash clearance sales in the Third Quarter of Fiscal 2017 as well as lower sales in existing outlet stores, and (2) a $0.9 million decrease in wholesale sales reflecting lower full-price wholesale sales, as Tommy Bahama continues to manage its exposure to department stores, and higher off-price wholesale sales. These decreases were partially offset by (1) a $2.5 million, or 5%, increase in comparable store sales to $51.1 million in the Third Quarter of Fiscal 2017 from $48.6 million in the Third Quarter of Fiscal 2016, (2) a $1.6 million increase in restaurant sales resulting from sales at a new restaurant location in Dallas, Texas which opened in the Third Quarter of Fiscal 2017 and a new Marlin Bar location in Coconut Point, Florida, which opened in the Fourth Quarter of Fiscal 2016, and (3) an incremental net sales increase of $1.3 million associated with the operation of non-comp full-price retail stores. Tommy Bahama's direct to consumer sales benefited from a shift in the Friends and Family event which was held entirely in the third quarter in Fiscal 2017, but was split between the second and third quarter in Fiscal 2016.

As of October 28, 2017, we operated 167 Tommy Bahama stores globally, consisting of 111 full-price retail stores, 18 restaurant-retail locations and 38 outlet stores. As of October 29, 2016, we operated 170 Tommy Bahama stores consisting of 113 full-price retail stores, 16 restaurant-retail locations and 41 outlet stores.

The following table presents the proportion of net sales by distribution channel for Tommy Bahama for each period presented:

	Third Quarter Fiscal 2017	Third Quarter Fiscal 2016
Full-price retail stores and outlets	47%	46%
E-commerce	11%	13%
Restaurant	13%	12%
Wholesale	29%	29%
Total	100%	100%

Lilly Pulitzer:

The Lilly Pulitzer net sales increase of $6.9 million, or 13.2%, was primarily a result of (1) a $5.0 million increase in e-commerce flash clearance sales and (2) an incremental net sales increase of $4.2 million associated with the operation of additional full-price retail stores, including stores opened by Lilly Pulitzer and the 12 acquired Signature Stores. These increases were partially offset by (1) a $2.2 million decrease in wholesale sales and (2) a $0.1 million, or 1%, decrease in comparable store sales to $18.4 million in the Third Quarter of Fiscal 2017 compared to $18.5 million in the Third Quarter of Fiscal 2016, with negative retail comparable store sales offsetting positive e-commerce comparable store sales. The decrease in wholesale sales reflects Lilly Pulitzer's efforts to continue to manage its exposure to department stores and the Third Quarter of Fiscal 2017 not including any wholesale sales to the acquired Signature Stores. The decrease in comparable store sales primarily reflects reduced retail store traffic.

As of October 28, 2017, we operated 57 Lilly Pulitzer retail stores, compared to 39 retail stores as of October 29, 2016. During the First Nine Months of Fiscal 2017, we added 17 new Lilly Pulitzer store locations, which consisted of the opening of five new Lilly Pulitzer stores and the July and August 2017 acquisition of 12 Lilly Pulitzer Signature Stores. The following table presents the proportion of net sales by distribution channel for Lilly Pulitzer for each period presented:

	Third Quarter Fiscal 2017	Third Quarter Fiscal 2016
Full-price retail stores	35%	32%
E-commerce	53%	50%
Wholesale	12%	18%
Total	100%	100%

Lanier Apparel:

The increase in net sales for Lanier Apparel of $8.0 million, or 22.9%, was primarily due to increased sales resulting from a branded pants program with a warehouse club and initial shipments in certain private label sportswear and branded tailored clothing programs.

Southern Tide:

The increase in net sales of $0.5 million, or 6.1%, for Southern Tide in the Third Quarter of Fiscal 2017 was primarily due to increased wholesale sales as well as higher e-commerce sales. The following table presents the proportion of net sales by distribution channel for Southern Tide for each period presented:

	Third Quarter Fiscal 2017	Third Quarter Fiscal 2016
E-commerce	16%	16%
Wholesale	84%	84%
Total	100%	100%

Corporate and Other:

Corporate and Other net sales primarily consist of the net sales of our Lyons, Georgia distribution center to third party warehouse customers as well as the impact of the elimination of any intercompany sales between our operating groups.

Gross Profit

The table below presents gross profit by operating group and in total for the Third Quarter of Fiscal 2017 and the Third Quarter of Fiscal 2016, as well as the change between those two periods. Our gross profit and gross margin, which is calculated as gross profit divided by net sales, may not be directly comparable to those of our competitors, as the statement of operations classification of certain expenses may vary by company.

	Third Quarter Fiscal 2017	Third Quarter Fiscal 2016	$ Change	% Change
Tommy Bahama	$74,279	$73,923	$356	0.5%
Lilly Pulitzer	32,891	30,251	2,640	8.7%
Lanier Apparel	13,191	9,440	3,751	39.7%
Southern Tide	4,884	3,194	1,690	52.9%
Corporate and Other	(69)	1,246	(1,315)	NM
Total gross profit	$125,176	$118,054	$7,122	6.0%
LIFO charge (credit) included in Corporate and Other	$476	$(1,024)
Inventory step-up charge included in Southern Tide	$—	$994
Inventory step-up charge included in Lilly Pulitzer	$1,086	$—

The increase in consolidated gross profit was primarily due to higher net sales, as discussed above. Changes in gross margin by operating group are discussed below. The table below presents gross margin by operating group and in total for the Third Quarter of Fiscal 2017 and the Third Quarter of Fiscal 2016.

	Third Quarter Fiscal 2017	Third Quarter Fiscal 2016
Tommy Bahama	60.0%	58.7%
Lilly Pulitzer	55.5%	57.8%
Lanier Apparel	30.6%	26.9%
Southern Tide	53.0%	36.8%
Corporate and Other	NM	NM
Consolidated gross margin	53.0%	53.1%

On a consolidated basis, gross margin was comparable in the Third Quarter of Fiscal 2017 and the Third Quarter of Fiscal 2016. The comparable gross margin reflects (1) the net unfavorable impact of LIFO accounting, (2) a change in sales mix with Lanier Apparel sales and Lilly Pulitzer e-commerce clearance sales, both of which have lower gross margins than full-price direct to consumer sales, representing a greater proportion of sales and (3) gross margin in Lilly Pulitzer in the Third Quarter of Fiscal 2017 being unfavorably impacted primarily by $1.1 million of incremental cost of goods sold associated with the step-up of inventory recognized at acquisition of certain Lilly Pulitzer Signature Stores. These unfavorable items were partially offset by improved gross margins in the Third Quarter of Fiscal 2017 in Tommy Bahama, Lanier Apparel and Southern Tide. Southern Tide's gross margin in the Third Quarter of Fiscal 2016 was unfavorably impacted by $1.0 million of incremental cost of goods sold associated with the step-up of inventory recognized at acquisition.

Tommy Bahama:

The increase in gross margin for Tommy Bahama in the Third Quarter of Fiscal 2017 primarily resulted from (1) a change in sales mix as full-price direct to consumer sales represented a greater proportion of sales while off-price direct to consumer sales represented a lower proportion of sales in the Third Quarter of Fiscal 2017, and (2) improved gross margins in our off-price direct to consumer business. These items were partially offset by a greater proportion of full-price direct to consumer sales in the Third Quarter of Fiscal 2017 being associated with the Friends and Family event and the Third Quarter of Fiscal 2016 including the impact of the $1.9 million benefit related to a settlement of certain outstanding and economic loss claims filed pursuant to the Deepwater Horizon Economic and Property Damage Settlement Program and the $1.3 million charge related to an assertion of underpaid customs duties.

Lilly Pulitzer:

The decrease in gross margin for Lilly Pulitzer was primarily driven by the $1.1 million of incremental cost of goods sold associated with the step-up of inventory recognized at acquisition associated with the acquisition of certain Lilly Pulitzer Signature Stores in the Third Quarter of Fiscal 2017 and a change in sales mix as the e-commerce flash clearance sale represented a greater proportion of sales in the Third Quarter of Fiscal 2017.

Lanier Apparel:

The increase in gross margin for Lanier Apparel for the Third Quarter of Fiscal 2017 primarily resulted from the favorable impact of a change in sales mix towards branded sales and other higher gross margin programs and fewer inventory markdowns.

Southern Tide:

The increase in gross margin for Southern Tide in the Third Quarter of Fiscal 2017 was primarily due to the Third Quarter of Fiscal 2016 including $1.0 million of incremental cost of goods sold associated with the step-up of inventory recognized at acquisition with no such amounts recognized in the Third Quarter of Fiscal 2017. Additionally, Southern Tide gross margins improved as a result of reductions in product costs, less inventory markdowns and better gross margin on off-price sales.

Corporate and Other:

The gross profit in Corporate and Other in each period primarily reflects (1) the gross profit of our Lyons, Georgia distribution center operations, (2) the impact of LIFO accounting adjustments and (3) the impact of certain consolidating adjustments, including the elimination of intercompany sales between our operating groups. The primary driver for the lower gross profit was the unfavorable impact of a $0.5 million LIFO accounting charge in the Third Quarter of Fiscal 2017 compared to a $1.0 million LIFO accounting credit in the Third Quarter of Fiscal 2016. The LIFO accounting charge in Corporate and Other in the Third Quarter of Fiscal 2017 primarily reflects the sale of inventory that had been marked down to the estimated net realizable value in prior periods in an operating group, but generally reversed in Corporate and Other as part of LIFO accounting. The LIFO accounting credit in Corporate and Other in the Third Quarter of Fiscal 2016 primarily reflects the reversal of inventory markdowns to net realizable value recognized in the operating groups during that quarter.

SG&A

	Third Quarter Fiscal 2017	Third Quarter Fiscal 2016	$ Change	% Change
SG&A	$127,091	$121,442	$5,649	4.7%
SG&A as % of net sales	53.9%	54.6%
Amortization of intangible assets included in Tommy Bahama associated with Tommy Bahama Canada acquisition	$391	$375
Amortization of intangible assets included in Southern Tide	$72	$156
Amortization of intangible assets included in Lilly Pulitzer associated with Signature Store acquisitions	$90	$—
Transaction/integration costs associated with Signature Store acquisitions	$563	$—

The increase in SG&A was primarily due to (1) $3.0 million of incremental costs in the Third Quarter of Fiscal 2017 associated with additional retail stores, (2) a $2.2 million increase in incentive compensation, primarily due to higher incentive compensation amounts in Tommy Bahama and Lanier Apparel partially offset by lower incentive compensation amounts in Lilly Pulitzer and (3) the incremental SG&A, including transaction and integration costs and amortization of intangible assets, associated with the acquisition of certain Lilly Pulitzer Signature Stores.

Royalties and other operating income

	Third Quarter Fiscal 2017	Third Quarter Fiscal 2016	$ Change	% Change
Royalties and other operating income	$3,039	$3,061	$(22)	(0.7)%

Royalties and other operating income in the Third Quarter of Fiscal 2017 primarily reflects income received from third parties from the licensing of our Tommy Bahama, Lilly Pulitzer and Southern Tide brands. The comparable royalty and other operating income includes an increase in Tommy Bahama and decreases in Lilly Pulitzer and Southern Tide.

Operating income (loss)

	Third Quarter Fiscal 2017	Third Quarter Fiscal 2016	$ Change	% Change
Tommy Bahama	$(5,872)	$(7,133)	$1,261	17.7%
Lilly Pulitzer	4,952	6,212	(1,260)	(20.3)%
Lanier Apparel	5,615	3,666	1,949	53.2%
Southern Tide	1,016	(472)	1,488	NM
Corporate and Other	(4,587)	(2,600)	(1,987)	(76.4)%
Total operating income (loss)	$1,124	$(327)	$1,451	NM
LIFO charge (credit) included in Corporate and Other	$476	$(1,024)
Inventory step-up charge included in Southern Tide	$—	$994
Inventory step-up charge included in Lilly Pulitzer	$1,086	$—
Amortization of intangible assets included in Tommy Bahama associated with Tommy Bahama Canada acquisition	$391	$375
Amortization of intangible assets included in Southern Tide	$72	$156
Amortization of intangible assets included in Lilly Pulitzer associated with Signature Store acquisitions	$90	$—
Transaction/integration costs associated with Signature Store acquisitions	$563	$—

The increase in operating income in the Third Quarter of Fiscal 2017 was primarily due to improved operating results in Tommy Bahama, Lanier Apparel and Southern Tide. These items were partially offset by lower operating results in Lilly Pulitzer, primarily due to the impact of purchase accounting charges related to the acquisition of certain Lilly Pulitzer Signature Stores, and Corporate and Other, primarily due to the impact of LIFO accounting. Changes in operating income (loss) by operating group are discussed below.

Tommy Bahama:

	Third Quarter Fiscal 2017	Third Quarter Fiscal 2016	$ Change	% Change
Net sales	$123,895	$125,966	$(2,071)	(1.6)%
Gross margin	60.0%	58.7%
Operating loss	$(5,872)	$(7,133)	$1,261	17.7%
Operating loss as % of net sales	(4.7)%	(5.7)%
Amortization of intangible assets included in Tommy Bahama associated with Tommy Bahama Canada acquisition	$391	$375

The improved operating results for Tommy Bahama were primarily due to lower SG&A, improved gross margins, and increased royalty income, partially offset by lower net sales. The lower SG&A for the Third Quarter of Fiscal 2017 includes cost reductions in Tommy Bahama retail store, wholesale and corporate operations as Tommy Bahama has focused on reducing certain employment and other operating costs. These lower expenses were partially offset by (1) $1.4 million of higher incentive compensation amounts and (2) $0.9 million of incremental SG&A associated with operating non-comp retail stores, including set-up costs associated with the new retail-restaurant location which opened in the Third Quarter of Fiscal 2017.

Lilly Pulitzer:

	Third Quarter Fiscal 2017	Third Quarter Fiscal 2016	$ Change	% Change
Net sales	$59,244	$52,319	$6,925	13.2%
Gross margin	55.5%	57.8%
Operating income	$4,952	$6,212	$(1,260)	(20.3)%
Operating income as % of net sales	8.4%	11.9%
Inventory step-up charge included in Lilly Pulitzer	$1,086	$—
Amortization of intangible assets included in Lilly Pulitzer associated with Signature Store acquisitions	$90	$—
Transaction/integration costs associated with Signature Store acquisitions	$563	$—

The lower operating income in Lilly Pulitzer was primarily due to (1) higher SG&A and (2) the Third Quarter of Fiscal 2017 including $1.1 million of incremental cost of goods sold associated with the step-up of inventory associated with the acquisition of certain Lilly Pulitzer Signature Stores. These items were partially offset by higher sales, as discussed above. The higher SG&A for the Third Quarter of Fiscal 2017 includes (1) $1.9 million of incremental SG&A associated with the cost of operating additional retail stores, including the acquired Signature Stores, (2) SG&A increases to support the planned growth of the business, including additional employee headcount, and (3) $0.7 million of transaction and integration costs and amortization of intangible assets associated with the acquisition of certain Signature Stores. These SG&A increases were partially offset by lower incentive compensation amounts in the Third Quarter of Fiscal 2017.

Lanier Apparel:

	Third Quarter Fiscal 2017	Third Quarter Fiscal 2016	$ Change	% Change
Net sales	$43,110	$35,065	$8,045	22.9%
Gross margin	30.6%	26.9%
Operating income	$5,615	$3,666	$1,949	53.2%
Operating income as % of net sales	13.0%	10.5%

The increase in operating income for Lanier Apparel was primarily due to the higher sales and improved gross margin partially offset by higher SG&A. The SG&A increase was primarily due to (1) higher incentive compensation amounts, (2) higher variable expenses, including royalties and advertising, related to increased branded sales, and (3) certain incremental infrastructure costs associated with our Strong Suit and Duck Head businesses, which we acquired in Fiscal 2016.

Southern Tide:

	Third Quarter Fiscal 2017	Third Quarter Fiscal 2016	$ Change	% Change
Net sales	$9,217	$8,687	$530	6.1%
Gross margin	53.0%	36.8%
Operating income (loss)	$1,016	$(472)	$1,488	NM
Operating income (loss) as % of net sales	11.0%	(5.4)%
Inventory step-up charge included in Southern Tide	$—	$994
Amortization of intangible assets included in Southern Tide	$72	$156

The increase in operating income for Southern Tide in the Third Quarter of Fiscal 2017 was primarily due to the Third Quarter of Fiscal 2016 including $1.0 million of incremental cost of goods sold associated with the step-up of inventory with no such charges in the Third Quarter of Fiscal 2017, as well as the higher sales and gross margin. These items were partially offset by the impact of increased SG&A to support planned growth for the Southern Tide business.

Corporate and Other:

	Third Quarter Fiscal 2017	Third Quarter Fiscal 2016	$ Change	% Change
Net sales	$494	$271	$223	NM
Operating loss	$(4,587)	$(2,600)	$(1,987)	(76.4)%
LIFO charge (credit) included in Corporate and Other	$476	$(1,024)

The lower operating results in Corporate and Other in the Third Quarter of Fiscal 2017 were primarily due to the $1.5 million net unfavorable impact of LIFO accounting, higher incentive compensation amounts and increases in other expenses.

Interest expense, net

	Third Quarter Fiscal 2017	Third Quarter Fiscal 2016	$ Change	% Change
Interest expense, net	$683	$716	$(33)	(4.6)%

Interest expense for the Third Quarter of Fiscal 2017 and Third Quarter of Fiscal 2016 were comparable with the impact of lower average debt outstanding in the Third Quarter of Fiscal 2017 partially offset by higher interest rates in the Third Quarter of Fiscal 2017.

Income taxes

	Third Quarter Fiscal 2017	Third Quarter Fiscal 2016	$ Change	% Change
Income taxes	$(631)	$555	$(1,186)	NM

The tax expense reflects the net impact of (1) $0.8 million of discrete items, primarily related to the favorable impact of certain prior year tax items in the Third Quarter of Fiscal 2017 with no such items in the Third Quarter of Fiscal 2016 and (2) the impact of changes in expected earnings projections for the year by jurisdiction in amount and in proportion to other jurisdictions, including the impact of earnings in foreign jurisdictions which have lower tax rates than domestic earnings. The net impact of the various items often results in a more significant or unusual impact on the effective tax rate in the third quarter given the significantly lower operating results during the third quarter as compared to the other quarters of the fiscal year. Thus, the effective tax rate for the third quarter is not indicative of the effective tax rate anticipated for the full year. Our effective tax rate for the full year of Fiscal 2017 is expected to be approximately 37%.

Net earnings (loss) from continuing operations

	Third Quarter Fiscal 2017	Third Quarter Fiscal 2016
Net earnings (loss) from continuing operations	$1,072	$(1,598)
Net earnings (loss) from continuing operations per diluted share	$0.06	$(0.10)
Weighted average shares outstanding - diluted	16,735	16,531

The higher net earnings from continuing operations per diluted share in the Third Quarter of Fiscal 2017 was primarily due to the improved operating results in Lanier Apparel, Southern Tide and Tommy Bahama and lower income taxes, partially offset by lower operating results in Corporate and Other and Lilly Pulitzer, each as discussed above.

FIRST NINE MONTHS OF FISCAL 2017 COMPARED TO FIRST NINE MONTHS OF FISCAL 2016

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

	First Nine Months Fiscal 2017		First Nine Months Fiscal 2016		$ Change	% Change
Net sales	$793,032	100.0%	$761,539	100.0%	$31,493	4.1%
Cost of goods sold	342,477	43.2%	327,225	43.0%	15,252	4.7%
Gross profit	$450,555	56.8%	$434,314	57.0%	$16,241	3.7%
SG&A	393,193	49.6%	374,379	49.2%	18,814	5.0%
Royalties and other operating income	10,123	1.3%	10,433	1.4%	(310)	(3.0)%
Operating income	$67,485	8.5%	$70,368	9.2%	$(2,883)	(4.1)%
Interest expense, net	2,355	0.3%	2,505	0.3%	(150)	(6.0)%
Earnings from continuing operations before income taxes	$65,130	8.2%	$67,863	8.9%	$(2,733)	(4.0)%
Income taxes	24,172	3.0%	25,408	3.3%	(1,236)	(4.9)%
Net earnings from continuing operations	$40,958	5.2%	$42,455	5.6%	$(1,497)	(3.5)%
Earnings from discontinued operations, net of taxes	—	—%	—	—%	—	—%
Net earnings	$40,958	5.2%	$42,455	5.6%	$(1,497)	(3.5)%

The discussion and tables below compare certain line items included in our statements of operations for the First Nine Months of Fiscal 2017 to the First Nine Months of Fiscal 2016. Each dollar and percentage change provided reflects the change between these periods unless indicated otherwise. Each dollar and share amount included in the tables is in thousands except for per share amounts. Individual line items of our consolidated statements of operations may not be directly comparable to those of our competitors, as classification of certain expenses may vary by company. Unless otherwise indicated, all references to assets, liabilities, revenues, expenses or other information in this report reflect continuing operations.

Net Sales

	First Nine Months Fiscal 2017	First Nine Months Fiscal 2016	$ Change	% Change
Tommy Bahama	$483,971	$472,796	$11,175	2.4%
Lilly Pulitzer	192,045	186,777	5,268	2.8%
Lanier Apparel	84,314	81,217	3,097	3.8%
Southern Tide	31,254	19,267	11,987	NM
Corporate and Other	1,448	1,482	(34)	NM
Total net sales	$793,032	$761,539	$31,493	4.1%

Consolidated net sales increased $31.5 million, or 4.1%, in the First Nine Months of Fiscal 2017 compared to the First Nine Months of Fiscal 2016. The increase in consolidated net sales was primarily driven by (1) an incremental net sales increase of $17.4 million associated with the operation of non-comp full-price retail stores and the Southern Tide e-commerce operations, which we acquired in April 2016, (2) a net $8.3 million aggregate increase in wholesale sales, primarily consisting of higher sales in Southern Tide, which we acquired in April 2016, Lanier Apparel and Tommy Bahama partially offset by a decrease in Lilly Pulitzer, (3) a $5.8 million, or 2%, increase in comparable store sales to $313.0 million in the First Nine Months of Fiscal 2017 from $307.2 million in the First Nine Months of Fiscal 2016 and (4) a $5.3 million increase in restaurant sales in Tommy Bahama. These increases were partially offset by a $5.4 million decrease in net sales through our off-price direct to consumer clearance channels consisting of lower sales in Tommy Bahama and higher sales in Lilly Pulitzer. The changes in net sales by operating group are discussed below.

We believe that certain macroeconomic factors, including lower retail store traffic and the evolving impact of digital technology on consumer shopping habits, continue to impact the sales in each of our direct to consumer and wholesale businesses. Additionally, we believe sales in both the Third Quarter of Fiscal 2017 and the Third Quarter of Fiscal 2016 were unfavorably impacted by hurricanes to varying degrees, which resulted in certain store closures and also negatively impacted wholesale reorders in our business as certain wholesale accounts had lower sales than plan.

The following table presents the proportion of our consolidated net sales by distribution channel for each period presented:

	First Nine Months Fiscal 2017	First Nine Months Fiscal 2016
Full-price retail stores and outlets	39%	39%
E-commerce	17%	17%
Restaurant	8%	7%
Wholesale	36%	37%
Total	100%	100%

Tommy Bahama:

The Tommy Bahama net sales increase of $11.2 million, or 2.4%, was primarily driven by (1) a $10.4 million, or 5%, increase in comparable store sales to $229.1 million in the First Nine Months of Fiscal 2017 from $218.6 million in the First Nine Months of Fiscal 2016, (2) a $5.3 million increase in restaurant sales reflecting sales from a new restaurant and Marlin Bar location as well as increased sales at existing restaurants, (3) an incremental net sales increase of $4.8 million associated with the operation of non-comp full-price retail stores and (4) a $1.1 million increase in wholesale sales reflecting higher off-price sales, as Tommy Bahama sold some excess prior season inventory, and lower full-price wholesale sales, as Tommy Bahama continues to manage its exposure to department stores. These increases were partially offset by $10.4 million of lower sales in our off-price direct to consumer clearance channel, primarily resulting from the absence of any e-commerce flash clearance sales in the First Nine Months of Fiscal 2017 as well as lower sales in existing outlet stores. Tommy Bahama's direct to consumer sales benefited from (1) a 132 page Spring 2017 catalog, which presented the wide breadth of Tommy Bahama products in one place, (2) increased sales from its semiannual Friends & Family events held each year, (3) increased sales from Tommy Bahama's loyalty award card and Flip Side events held in the second quarter of each year and (4) Tommy Bahama taking initial markdowns on select items at the end of the selling season in our retail stores and on our e-commerce website in the First Nine Months of Fiscal 2017.

As of October 28, 2017, we operated 167 Tommy Bahama stores globally, consisting of 111 full-price retail stores, 18 restaurant-retail locations and 38 outlet stores. As of October 29, 2016, we operated 170 Tommy Bahama stores consisting of 113 full-price retail stores, 16 restaurant-retail locations and 41 outlet stores. The following table presents the proportion of net sales by distribution channel for Tommy Bahama for each period presented:

	First Nine Months Fiscal 2017	First Nine Months Fiscal 2016
Full-price retail stores and outlets	49%	49%
E-commerce	14%	15%
Restaurant	13%	11%
Wholesale	24%	25%
Total	100%	100%

Lilly Pulitzer:

The Lilly Pulitzer net sales increase of $5.3 million, or 2.8%, was primarily a result of (1) an incremental net sales increase of $11.1 million associated with the operation of additional full-price retail stores and (2) a $5.1 million increase in e-commerce flash clearance sales. These sales increases were partially offset by (1) a $4.6 million, or 5%, decrease in comparable store sales to $83.9 million in the First Nine Months of Fiscal 2017 compared to $88.5 million in the First Nine Months of Fiscal 2016, with negative retail comparable store sales offsetting positive e-commerce comparable store sales and (2) a $6.3 million decrease in wholesale sales. The decrease in comparable store sales primarily reflects reduced retail store traffic. The lower wholesale sales were primarily a result of lower sales to department stores, as Lilly Pulitzer continues to manage its exposure to department stores, and lower orders from specialty stores.

As of October 28, 2017, we operated 57 Lilly Pulitzer retail stores, compared to 39 retail stores as of October 29, 2016. During the First Nine Months of Fiscal 2017, we added 17 new Lilly Pulitzer store locations, which consisted of the opening of five new Lilly Pulitzer stores and the July and August 2017 acquisition of 12 Lilly Pulitzer Signature Stores.

The following table presents the proportion of net sales by distribution channel for Lilly Pulitzer for each period presented:

	First Nine Months Fiscal 2017	First Nine Months Fiscal 2016
Full-price retail stores	38%	37%
E-commerce	33%	30%
Wholesale	29%	33%
Total	100%	100%

Lanier Apparel:

The increase in net sales for Lanier Apparel of $3.1 million, or 3.8%, was primarily due to increased sales resulting from a branded pants program with a warehouse club as well as initial shipments in certain private label sportswear and branded tailored clothing programs. These sales increases were partially offset by lower sales in other programs resulting from reductions in volume and the exit from various programs.

Southern Tide:

The increase in net sales of $12.0 million for Southern Tide in the First Nine Months of Fiscal 2017 was primarily due to the First Nine Months of Fiscal 2017 including a full nine months of operations, while the First Nine Months of Fiscal 2016 only included the operations from the date of our acquisition on April 19, 2016 through October 29, 2016. We estimate that Southern Tide's net sales for Fiscal 2017 will be approximately $40 million, with approximately 80% of the sales consisting of wholesale sales and the remainder consisting of e-commerce sales on the Southern Tide website. The following table presents the proportion of net sales by distribution channel for Southern Tide for each period presented:

	First Nine Months Fiscal 2017	First Nine Months Fiscal 2016
E-commerce	17%	19%
Wholesale	83%	81%
Total	100%	100%

Corporate and Other:

Corporate and Other net sales primarily consist of the net sales of our Lyons, Georgia distribution center to third party warehouse customers as well as the impact of the elimination of any intercompany sales between our operating groups.

Gross Profit

The table below presents gross profit by operating group and in total for the First Nine Months of Fiscal 2017 and the First Nine Months of Fiscal 2016, as well as the change between those two periods. Our gross profit and gross margin, which is calculated as gross profit divided by net sales, may not be directly comparable to those of our competitors as the statement of operations classification of certain expenses may vary by company.

	First Nine Months Fiscal 2017	First Nine Months Fiscal 2016	$ Change	% Change
Tommy Bahama	$289,428	$280,906	$8,522	3.0%
Lilly Pulitzer	121,657	119,390	2,267	1.9%
Lanier Apparel	26,354	23,129	3,225	13.9%
Southern Tide	15,849	7,534	8,315	NM
Corporate and Other	(2,733)	3,355	(6,088)	NM
Total gross profit	$450,555	$434,314	$16,241	3.7%
LIFO charge (credit) included in Corporate and Other	$3,748	$(2,277)
Inventory step-up charge included in Southern Tide	$—	$2,123
Inventory step-up charge included in Lilly Pulitzer	$1,086	$—

The increase in consolidated gross profit was primarily due to higher net sales, as discussed above, and the net favorable impact of the inventory step-up charge in Southern Tide and Lilly Pulitzer, partially offset by the net unfavorable impact of LIFO accounting. Changes in gross margin by operating group are discussed below. The table below presents gross margin by operating group and in total for the First Nine Months of Fiscal 2017 and the First Nine Months of Fiscal 2016.

	First Nine Months Fiscal 2017	First Nine Months Fiscal 2016
Tommy Bahama	59.8%	59.4%
Lilly Pulitzer	63.3%	63.9%
Lanier Apparel	31.3%	28.5%
Southern Tide	50.7%	39.1%
Corporate and Other	NM	NM
Consolidated gross margin	56.8%	57.0%

On a consolidated basis, gross margin decreased in the First Nine Months of Fiscal 2017, primarily as a result of the net impact of unfavorable LIFO accounting of $6.0 million between the First Nine Months of Fiscal 2017 and the First Nine Months of Fiscal 2016, which was partially offset by improved gross margins in Tommy Bahama and Lanier Apparel and the net impact of the inventory step-up charges in Southern Tide and Lilly Pulitzer .

Tommy Bahama:

The increase in gross margin for Tommy Bahama in the First Nine Months of Fiscal 2017 primarily resulted from a change in sales mix with full-price direct to consumer sales representing a greater proportion of Tommy Bahama’s sales. The increase in gross margin was partially offset by the impact of the sale of certain aged inventory in the First Nine Months of Fiscal 2017. This inventory had been marked down to its estimated realizable value in the Fourth Quarter of Fiscal 2016 and the sales associated with this inventory resulted in a nominal impact to gross margin. Additionally, gross margin continued to be impacted by a greater proportion of sales in our stores and on our e-commerce website occurring during our marketing events, which typically have lower gross margins than sales during non-promotional periods.

Lilly Pulitzer:

The decrease in gross margin for Lilly Pulitzer was primarily driven by the First Nine Months of Fiscal 2017 including $1.1 million of incremental cost of goods sold related to the step-up of inventory associated with the acquisition of certain Lilly Pulitzer Signature Stores.

Lanier Apparel:

The increase in gross margin for Lanier Apparel for the First Nine Months of Fiscal 2017 primarily resulted from lower inventory markdowns and customer allowance amounts compared to the First Nine Months of Fiscal 2016 as well as a change in sales mix as branded sales represented a greater proportion of Lanier Apparel sales in the First Nine Months of Fiscal 2017.

Southern Tide:

The increase in gross margin for Southern Tide in the First Nine Months of Fiscal 2017 was primarily due to the gross profit of Southern Tide for the First Nine Months of Fiscal 2016 including $2.1 million of incremental cost of goods sold associated with the step-up of inventory recognized at acquisition. All amounts related to the step-up of inventory were recognized during Fiscal 2016. Additionally, Southern Tide's gross margin during the First Nine Months of Fiscal 2017 reflects reductions in product costs and better gross margin on off-price sales partially offset by a change in sales mix. Wholesale sales represented a greater proportion of Southern Tide in the First Nine Months of Fiscal 2017, primarily due to seasonality as the First Nine Months of Fiscal 2016 did not include a full nine months of operations.

Corporate and Other:

The gross profit in Corporate and Other in each period primarily reflects (1) the gross profit of our Lyons, Georgia distribution center operations, (2) the impact of LIFO accounting adjustments and (3) the impact of certain consolidating adjustments, including the elimination of intercompany sales between our operating groups. The primary driver for the lower gross profit was the unfavorable impact of a $3.7 million LIFO accounting charge in the First Nine Months of Fiscal 2017 compared to a $2.3 million LIFO accounting credit in the First Nine Months of Fiscal 2016. The LIFO accounting charge in Corporate and Other in the First Nine Months of Fiscal 2017 primarily reflects the sale of inventory that had been marked down to net realizable value in prior periods in an operating group, but generally reversed in Corporate and Other as part of LIFO accounting. The LIFO accounting credit in Corporate and Other in the First Nine Months of Fiscal 2016 primarily reflects the reversal of inventory markdowns to net realizable value recognized in the operating groups during that period.

SG&A

	First Nine Months Fiscal 2017	First Nine Months Fiscal 2016	$ Change	% Change
SG&A	$393,193	$374,379	$18,814	5.0%
SG&A as % of net sales	49.6%	49.2%
Amortization of intangible assets included in Tommy Bahama associated with Tommy Bahama Canada acquisition	$1,134	$1,124
Amortization of intangible assets included in Southern Tide	$216	$365
Amortization of intangible assets included in Lilly Pulitzer associated with Signature Store acquisitions	$90	$—
Transaction expenses associated with the Southern Tide acquisition included in Corporate and Other	$—	$762
Distribution center integration charges	$—	$454
Transaction/integration costs associated with Signature Store acquisitions	$563	$—

The increase in SG&A was primarily due to (1) $8.0 million of incremental costs in the First Nine Months of Fiscal 2017 associated with additional retail stores, (2) a $5.5 million increase in incentive compensation, reflecting higher incentive compensation amounts in Tommy Bahama, Lanier Apparel and Corporate and Other, partially offset by lower amounts in Lilly Pulitzer, (3) $3.9 million of incremental SG&A in the First Quarter of Fiscal 2017 associated with the Southern Tide business, which was acquired in April 2016, (4) a $1.3 million increase in brand advertising in Tommy Bahama, including the cost of the 132 page Spring 2017 catalog, and (5) other infrastructure and employment cost increases related to expanding certain of our business operations. These SG&A increases were partially offset by cost reductions in Tommy Bahama's retail store, wholesale and corporate operations as Tommy Bahama has focused on reducing certain employment and other operating costs.

Royalties and other operating income

	First Nine Months Fiscal 2017	First Nine Months Fiscal 2016	$ Change	% Change
Royalties and other operating income	$10,123	$10,433	$(310)	(3.0)%

Royalties and other operating income in the First Nine Months of Fiscal 2017 primarily reflects income received from third parties from the licensing of our Tommy Bahama, Lilly Pulitzer and Southern Tide brands. The $0.3 million decrease in royalties and other operating income resulted from decreased royalty income for Lilly Pulitzer partially offset by higher royalty income in Tommy Bahama and Southern Tide.

Operating income (loss)

	First Nine Months Fiscal 2017	First Nine Months Fiscal 2016	$ Change	% Change
Tommy Bahama	$32,082	$26,761	$5,321	19.9%
Lilly Pulitzer	43,621	49,646	(6,025)	(12.1)%
Lanier Apparel	6,668	6,609	59	0.9%
Southern Tide	3,765	(425)	4,190	NM
Corporate and Other	(18,651)	(12,223)	(6,428)	(52.6)%
Total operating income	$67,485	$70,368	$(2,883)	(4.1)%
LIFO charge (credit) included in Corporate and Other	$3,748	$(2,277)
Inventory step-up charge included in Southern Tide	$—	$2,123
Inventory step-up charge included in Lilly Pulitzer	$1,086	$—
Amortization of intangible assets included in Tommy Bahama associated with Tommy Bahama Canada acquisition	$1,134	$1,124
Amortization of intangible assets included in Southern Tide	$216	$365
Amortization of intangible assets included in Lilly Pulitzer associated with Signature Store acquisitions	$90	$—
Transaction expenses associated with the Southern Tide acquisition included in Corporate and Other	$—	$762
Distribution center integration charges	$—	$454
Transaction/integration costs associated with Signature Store acquisitions	$563	$—

The decrease in operating income in the First Nine Months of Fiscal 2017 was due to the lower operating results in Corporate and Other, primarily due to the impact of LIFO accounting, and lower operating income in Lilly Pulitzer. These items were partially offset by increased operating income in Tommy Bahama and Southern Tide, which was not owned for the full nine months in the prior year. Changes in operating income (loss) by operating group are discussed below.

Tommy Bahama:

	First Nine Months Fiscal 2017	First Nine Months Fiscal 2016	$ Change	% Change
Net sales	$483,971	$472,796	$11,175	2.4%
Gross margin	59.8%	59.4%
Operating income	$32,082	$26,761	$5,321	19.9%
Operating income as % of net sales	6.6%	5.7%
Amortization of intangible assets included in Tommy Bahama associated with Tommy Bahama Canada acquisition	$1,134	$1,124

The increase in operating income for Tommy Bahama was primarily due to increased sales and higher gross margin, as discussed above, partially offset by higher SG&A. The higher SG&A for the First Nine Months of Fiscal 2017 includes (1) a $5.6 million increase in incentive compensation amounts, (2) $3.5 million of incremental SG&A associated with non-comp retail stores and (3) $1.3 million of incremental brand advertising expense. These cost increases were partially offset by cost reductions in Tommy Bahama's retail store, wholesale and corporate operations as Tommy Bahama has focused on reducing certain employment and other operating costs.

Lilly Pulitzer:

	First Nine Months Fiscal 2017	First Nine Months Fiscal 2016	$ Change	% Change
Net sales	$192,045	$186,777	$5,268	2.8%
Gross margin	63.3%	63.9%
Operating income	$43,621	$49,646	$(6,025)	(12.1)%
Operating income as % of net sales	22.7%	26.6%
Inventory step-up charge included in Lilly Pulitzer	$1,086	$—
Amortization of intangible assets included in Lilly Pulitzer associated with Signature Store acquisitions	$90	$—
Transaction/integration costs associated with Signature Store acquisitions	$563	$—

The lower operating income in Lilly Pulitzer was primarily due to lower net sales and gross margin and increased SG&A. The higher SG&A for the First Nine Months of Fiscal 2017 includes (1) $4.6 million of incremental SG&A associated with the cost of operating additional retail stores, (2) SG&A increases to support the planned growth of the business, including additional employee headcount, and (3) $0.7 million of transaction and integration costs and amortization of intangible assets associated with the acquired Lilly Pulitzer Signature Stores. These additional SG&A amounts were partially offset by $2.4 million of lower incentive compensation amounts in the First Nine Months of Fiscal 2017.

Lanier Apparel:

	First Nine Months Fiscal 2017	First Nine Months Fiscal 2016	$ Change	% Change
Net sales	$84,314	$81,217	$3,097	3.8%
Gross margin	31.3%	28.5%
Operating income	$6,668	$6,609	$59	0.9%
Operating income as % of net sales	7.9%	8.1%

The comparable operating income for Lanier Apparel reflects the impact of higher sales and gross margin partially offset by increased SG&A. The SG&A increase primarily resulted from $1.3 million of incremental infrastructure costs associated with the Strong Suit and Duck Head businesses, which were acquired in Fiscal 2016, and (2) increased incentive compensation.

Southern Tide:

	First Nine Months Fiscal 2017	First Nine Months Fiscal 2016	$ Change	% Change
Net sales	$31,254	$19,267	$11,987	NM
Gross margin	50.7%	39.1%
Operating income	$3,765	$(425)	$4,190	NM
Operating income as % of net sales	12.0%	(2.2)%
Inventory step-up charge included in Southern Tide	$—	$2,123
Amortization of intangible assets included in Southern Tide	$216	$365
Distribution center integration charges	$—	$454

The increase in operating income for Southern Tide in the First Nine Months of Fiscal 2017 was primarily due to the First Nine Months of Fiscal 2017 including a full nine months of operations, while the First Nine Months of Fiscal 2016 only included the operations from the date of our acquisition on April 19, 2016 through October 29, 2016. Additionally, the First Nine Months of Fiscal 2016 included a $2.1 million inventory step-up charge and $0.5 million of distribution center integration charges, with no such charges in the First Nine Months of Fiscal 2017.

Corporate and Other:

	First Nine Months Fiscal 2017	First Nine Months Fiscal 2016	$ Change	% Change
Net sales	$1,448	$1,482	$(34)	NM
Operating loss	(18,651)	(12,223)	$(6,428)	(52.6)%
LIFO charge (credit) included in Corporate and Other	$3,748	$(2,277)
Transaction expenses associated with the Southern Tide acquisition included in Corporate and Other	$—	$762

The lower operating results in Corporate and Other were primarily due to (1) the $6.0 million net unfavorable impact of LIFO accounting and (2) higher incentive compensation expense amounts. These items were partially offset by $0.8 million of transaction expenses associated with the Southern Tide acquisition in the First Nine Months of Fiscal 2016, with no such expenses in the First Nine Months of Fiscal 2017.

Interest expense, net

	First Nine Months Fiscal 2017	First Nine Months Fiscal 2016	$ Change	% Change
Interest expense, net	$2,355	$2,505	$(150)	(6.0)%

Interest expense for the First Nine Months of Fiscal 2017 decreased from the prior year primarily due to (1) the First Nine Months of Fiscal 2016 including the write off of $0.3 million of deferred financing costs associated with our amendment and restatement of our revolving credit agreement and (2) lower average debt outstanding during the First Nine Months of Fiscal 2017 compared to the First Nine Months of Fiscal 2016. These items were partially offset by higher interest rates in the First Nine Months of Fiscal 2017. Interest expense for the full year of Fiscal 2017 is expected to be approximately $3 million.

Income taxes

	First Nine Months Fiscal 2017	First Nine Months Fiscal 2016	$ Change	% Change
Income taxes	$24,172	$25,408	$(1,236)	(4.9)%
Effective tax rate	37.1%	37.4%

The First Nine Months of Fiscal 2017 includes the favorable impact of (1) earnings in certain of our foreign jurisdictions, including foreign sourcing operations, which have lower tax rates than our domestic earnings and (2) $0.8 million of favorable discrete items in the Third Quarter of Fiscal 2017 primarily related to certain prior year tax items, which were partially offset by the $0.8 million unfavorable impact of certain stock awards that vested during the First Quarter of Fiscal 2017. The First Nine Months of Fiscal 2016 includes the favorable impact of (1) earnings in certain foreign jurisdictions and (2) the utilization of certain foreign operating loss carryforward amounts. Our effective tax rate for the full year of Fiscal 2017 is expected to be approximately 37%.

Net earnings from continuing operations

	First Nine Months Fiscal 2017	First Nine Months Fiscal 2016
Net earnings from continuing operations	$40,958	$42,455
Net earnings from continuing operations per diluted share	$2.45	$2.55
Weighted average shares outstanding - diluted	16,710	16,635

The lower net earnings from continuing operations per diluted share in the First Nine Months of Fiscal 2017 was primarily due to the impact of LIFO accounting on Corporate and Other operating resuts and lower operating income in Lilly Pulitzer, primarily related to charges associated with the Fiscal 2017 acquisition of certain Lilly Pulitzer Signature Store operations.

These items were partially offset by higher operating income in Tommy Bahama as well as Southern Tide, which was not owned for the full nine months in the prior year, each as discussed above.

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
As of October 28, 2017, we had $6.1 million of cash and cash equivalents on hand, with $72.1 million of borrowings outstanding and $204.6 million of availability under our U.S. Revolving Credit Agreement. We believe our balance sheet and anticipated future positive cash flow from operating activities provide us with sufficient cash flow to satisfy our ongoing cash requirements and ample opportunity to continue to invest in our brands and our direct to consumer initiatives.

Key Liquidity Measures

($ in thousands)	October 28, 2017	January 28, 2017	October 29, 2016	January 30, 2016
Total current assets	$234,721	$231,628	$239,784	$216,796
Total current liabilities, including liabilities related to discontinued operations	$117,915	$131,396	$97,683	$128,899
Working capital	$116,806	$100,232	$142,101	$87,897
Working capital ratio	1.99	1.76	2.45	1.68
Debt to total capital ratio	15%	20%	28%	12%

Our working capital ratio is calculated by dividing total current assets by total current liabilities. Current assets decreased from October 29, 2016 to October 28, 2017 primarily due to a $9.1 million reduction in inventories. Current liabilities increased by $20.2 million from October 29, 2016 to October 28, 2017 due to increases in accrued compensation of $6.3 million, accounts payable of $6.1 million, other accrued expenses of $4.2 million and liabilities related to discontinued operations of $3.7 million. Changes in current assets and current liabilities are discussed below.

For the ratio of debt to total capital, debt is defined as short-term and long-term debt, and total capital is defined as debt plus shareholders' equity. Debt was $72.1 million at October 28, 2017 and $142.4 million at October 29, 2016, while shareholders’ equity was $407.2 million at October 28, 2017 and $369.3 million at October 29, 2016. The decrease in debt since October 29, 2016 was primarily due to $130.5 million of cash flow from operations which was partially offset by $35.6 million of capital expenditures, the payment of $18.2 million of dividends and payments related to various acquisitions of $5.1 million. Shareholders' equity increased from October 29, 2016, primarily as a result of net earnings less dividends paid. Our debt levels and ratio of debt to total capital in future periods may not be comparable to historical amounts as we continue to assess, and possibly make changes to, our capital structure. Changes in our capital structure in the future, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Balance Sheet

The following tables set forth certain information included in our consolidated balance sheets (in thousands). Below each table are explanations for any significant changes in the balances from October 29, 2016 to October 28, 2017.

Current Assets:

	October 28, 2017	January 28, 2017	October 29, 2016	January 30, 2016
Cash and cash equivalents	$6,077	$6,332	$5,351	$6,323
Receivables, net	73,724	58,279	68,492	59,065
Inventories, net	127,301	142,175	136,383	129,136
Prepaid expenses	27,619	24,842	29,558	22,272
Total current assets	$234,721	$231,628	$239,784	$216,796

Cash and cash equivalents as of October 28, 2017 and October 29, 2016 represent typical cash amounts maintained on an ongoing basis in our operations, which generally ranges from $5 million to $10 million at any given time. Any excess cash is generally used to repay amounts outstanding under our U.S. Revolving Credit Agreement. The increase in receivables, net as of October 28, 2017 was primarily due to higher wholesale sales in Lanier Apparel in the Third Quarter of Fiscal 2017.

Inventories, net as of October 28, 2017 decreased from October 29, 2016 as a result of lower inventory levels in Lanier Apparel, Southern Tide and Tommy Bahama partially offset by higher inventory levels in Lilly Pulitzer. The reduced inventory in Lanier Apparel was primarily due to the exit from and changes in certain replenishment programs resulting in lower inventory levels in the short term. Southern Tide's inventory decreased primarily due to initiatives to reduce on-hand inventory levels and clear prior season inventory more quickly, as well as a $1 million step-up from cost to fair value at acquisition, which was included in Southern Tide's October 29, 2016 inventory balance. Tommy Bahama's inventory decreased primarily due to a focus on closely managing inventory purchases, as well as the sale of certain prior season inventory through off-price wholesale channels and outlet stores. We believe that inventory levels in each operating group are appropriate to support anticipated sales for the Fourth Quarter of Fiscal 2017.

Prepaid expenses as of October 28, 2017 decreased from October 29, 2016 as a result of (1) lower prepaid rent due to the timing of payment of monthly rent amounts as certain November 2017 rent payments had not been paid as of October 28, 2017, but substantially all November 2016 rent payments had been made as of October 29, 2016, and (2) lower prepaid taxes based on the timing of estimated tax payments and tax expense. These decreases were partially offset by increases in prepaid advertising, software licenses and other operating expenses.

Non-current Assets:

	October 28, 2017	January 28, 2017	October 29, 2016	January 30, 2016
Property and equipment, net	$191,038	$193,931	$195,799	$184,094
Intangible assets, net	175,057	175,245	185,957	143,738
Goodwill	63,443	60,015	51,053	17,223
Other non-current assets, net	24,250	24,340	22,882	20,839
Total non-current assets	$453,788	$453,531	$455,691	$365,894

Property and equipment, net as of October 28, 2017 decreased from October 29, 2016 primarily as a result of depreciation expense in the twelve months ended October 28, 2017, partially offset by capital expenditures during the same period. The decrease in intangible assets, net and the increase in goodwill at October 28, 2017 were primarily due to the consolidated balance sheet as of October 29, 2016 including provisional amounts related to the First Quarter of Fiscal 2016 acquisition of Southern Tide, which were finalized in the Fourth Quarter of Fiscal 2016, as disclosed in Note 12 to our consolidated financial statements contained in our Annual Report on Form 10-K for Fiscal 2016. Various smaller acquisitions in the twelve months ended October 28, 2017 resulted in additional intangible asset and goodwill amounts as well, with the increases in intangible assets from these acquisitions partially offset by amortization of intangible assets during the period.

Liabilities:

	October 28, 2017	January 28, 2017	October 29, 2016	January 30, 2016
Total current liabilities	$117,915	$131,396	$97,683	$128,899
Long-term debt	72,131	91,509	142,425	43,975
Other non-current liabilities	73,487	70,002	69,176	67,188
Deferred taxes	16,829	13,578	13,643	3,657
Non-current liabilities related to discontinued operations	972	2,544	3,279	4,571
Total liabilities	$281,334	$309,029	$326,206	$248,290

Current liabilities as of October 28, 2017 increased compared to October 29, 2016 due to (1) a $6.3 million increase in accrued compensation primarily reflecting higher accrued bonus amounts in Tommy Bahama, Lanier Apparel and Corporate and Other partially offset by lower accrued bonus in Lilly Pulitzer, (2) a $6.1 million increase in accounts payable primarily reflecting higher inventory in transit amounts which had not been paid as of October 28, 2017, (3) a $4.2 million increase in other accrued expenses reflecting higher duties payable, gift card payables, accrued royalties, accrued advertising and other amounts and (4) a $3.7 million increase in liabilities related to discontinued operations as all amounts recognized in the prior year were classified in non-current liabilities, but as of October 28, 2017 certain amounts are classified as current liabilities.

The decrease in debt since October 29, 2016 was primarily due to $130.5 million of cash flow from operations which was partially offset by $35.6 million of capital expenditures, the payment of $18.2 million of dividends and payments related to various small acquisitions of $5.1 million. Other non-current liabilities increased as of October 28, 2017 compared to October 29, 2016 primarily due to increases in deferred rent liabilities, including tenant improvement allowances from landlords and deferred compensation liabilities.

The increase in deferred taxes was primarily due to timing differences associated with depreciation and amortization recognized for tax and book purposes and the deferred tax impact of the restricted stock that vested in the First Quarter of Fiscal 2017, partially offset by a Fourth Quarter of Fiscal 2016 reduction of $2 million of the provisional deferred tax amount associated with the Southern Tide acquisition and the impact of a Fourth Quarter of Fiscal 2016 increase in lease obligations related to our discontinued operations.

The decrease in non-current liabilities related to discontinued operations was primarily a result of the reclassification of certain amounts to current liabilities related to discontinued operations, partially offset by an increase in total liabilities related to discontinued operations recognized in the Fourth Quarter of Fiscal 2016. The aggregate amount included in current and non-current liabilities related to discontinued operations represents our best estimate of the aggregate future net loss anticipated with respect to certain retained lease obligations; however, the ultimate loss to be recognized remains uncertain as the amount of any sub-lease income or negotiated lease termination amounts are dependent upon a variety of factors including market rental amounts and other factors.

Statement of Cash Flows

The following table sets forth the net cash flows, including continuing and discontinued operations, for the First Nine Months of Fiscal 2017 and First Nine Months of Fiscal 2016 (in thousands):

	First Nine Months Fiscal 2017	First Nine Months Fiscal 2016
Cash provided by operating activities	$65,278	$53,307
Cash used in investing activities	(31,412)	(137,133)
Cash (used in) provided by financing activities	(34,154)	82,555
Net change in cash and cash equivalents	$(288)	$(1,271)

Cash and cash equivalents on hand were $6.1 million and $5.4 million at October 28, 2017 and October 29, 2016, respectively. Changes in cash flows in the First Nine Months of Fiscal 2017 and the First Nine Months of Fiscal 2016 related to operating activities, investing activities and financing activities are discussed below.

Operating Activities:

In the First Nine Months of Fiscal 2017 and First Nine Months of Fiscal 2016, operating activities provided $65.3 million and $53.3 million of cash, respectively. The cash flow from operating activities was primarily the result of net earnings for the relevant period adjusted, as applicable, for non-cash activities including depreciation, amortization and equity-based compensation as well as the net impact of changes in deferred taxes and our working capital accounts. In both the First Nine Months of Fiscal 2017 and First Nine Months of Fiscal 2016, working capital account changes had an unfavorable impact on cash flow from operations with the First Nine Months of Fiscal 2017 not as unfavorably impacted as the First Nine Months of Fiscal 2016. In the First Nine Months of Fiscal 2017 and First Nine Months of Fiscal 2016, the more significant changes in working capital accounts were decreases in current liabilities, increases in receivables and increases in prepaid expenses, each of which decreased cash flow from operations, partially offset by decreases in inventories, which increased cash flow from operations.

Investing Activities:

During the First Nine Months of Fiscal 2017, investing activities used $31.4 million of cash, while in the First Nine Months of Fiscal 2016, investing activities used $137.1 million of cash. In the First Nine Months of Fiscal 2017, we paid $26.4 million for capital expenditures compared to $40.1 million in the First Nine Months of Fiscal 2016. During the First Nine Months of Fiscal 2017, we paid $5.1 million for acquisitions, which were related to the acquisition of certain Lilly Pulitzer Signature Stores as well as working capital settlements related to certain Fiscal 2016 acquisitions. During the First Nine Months of Fiscal 2016, we paid $95.0 million for acquisitions, consisting of the acquisition of the operations and assets of Southern Tide and the Duck Head trademark, and $2.0 million for the final working capital settlement associated with our Ben Sherman discontinued operations.

Financing Activities:

During the First Nine Months of Fiscal 2017, financing activities used $34.2 million of cash, while in the First Nine Months of Fiscal 2016, financing activities provided $82.6 million of cash. In the First Nine Months of Fiscal 2017, we decreased debt as our cash flow from operations exceeded our capital expenditures, payment of dividends and amounts paid related to certain acquisitions. During the First Nine Months of Fiscal 2016, we increased debt primarily for the purpose of funding our Fiscal 2016 acquisitions, funding our capital expenditures and payment of dividends, which in the aggregate exceeded our cash flow from operations. During the First Nine Months of Fiscal 2017 and the First Nine Months of Fiscal 2016, we paid $13.6 million of dividends.

We anticipate that cash flow provided by or used in financing activities in the future will be dependent upon whether our cash flow from operating activities exceeds our capital expenditures, dividend payments, acquisitions and any other investing or financing activities. Generally, we anticipate that excess cash, if any, will be used to repay debt on our U.S. Revolving Credit Agreement.

Liquidity and Capital Resources

We had $72.1 million outstanding as of October 28, 2017 under our $325 million Fourth Amended and Restated Credit Agreement ("U.S. Revolving Credit Agreement") compared to $142.4 million of borrowings outstanding as of October 29, 2016. The U.S. Revolving Credit Agreement generally (1) is limited to a borrowing base consisting of specified percentages of eligible categories of assets, (2) accrues variable-rate interest (weighted average borrowing rate of 2.7% as of October 28, 2017), unused line fees and letter of credit fees based upon average unused availability or utilization, (3) requires periodic interest payments with principal due at maturity (May 2021) and (4) is secured by a first priority security interest in substantially all of the assets of Oxford Industries, Inc. and substantially all of its domestic subsidiaries, including accounts receivable, books and records, chattel paper, deposit accounts, equipment, certain general intangibles, inventory, investment property (including the equity interests of certain subsidiaries), negotiable collateral, life insurance policies, supporting obligations, commercial tort claims, cash and cash equivalents, eligible trademarks, proceeds and other personal property.

To the extent cash flow needs exceed cash flow provided by our operations, we will have access, subject to its terms, to our U.S. Revolving Credit Agreement to provide funding for operating activities, capital expenditures and acquisitions, if any. Our U.S. Revolving Credit Agreement is also used to establish collateral for certain insurance programs and leases and to finance trade letters of credit for product purchases, which reduce the amounts available under our line of credit when issued. As of October 28, 2017, $4.6 million of letters of credit were outstanding against our U.S. Revolving Credit Agreement. After considering these limitations and the amount of eligible assets in our borrowing base, as applicable, as of October 28, 2017, we had $204.6 million in unused availability under the U.S. Revolving Credit Agreement, subject to certain limitations on borrowings.

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
We believe that the affirmative covenants, negative covenants, financial covenants and other restrictions under the U.S. Revolving Credit Agreement are customary for those included in similar facilities entered into at the time we entered into the U.S. Revolving Credit Agreement. During the Third Quarter of Fiscal 2017 and as of October 28, 2017, no financial covenant testing was required pursuant to our U.S. Revolving Credit Agreement as the minimum availability threshold was met at all times. As of October 28, 2017, we were compliant with all covenants related to the U.S. Revolving Credit Agreement.

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
Our contractual obligations as of October 28, 2017 have not changed materially from the contractual obligations outstanding at January 28, 2017, as disclosed in our Annual Report on Form 10-K for Fiscal 2016 filed with the SEC, other than changes in amounts outstanding under our U.S. Revolving Credit Agreement, as discussed above.
Our anticipated capital expenditures for Fiscal 2017, including the $26.4 million incurred in the First Nine Months of Fiscal 2017, are expected to be approximately $40 million compared to $49.4 million in Fiscal 2016. These expenditures are expected to consist primarily of costs associated with information technology initiatives, including e-commerce capabilities, opening, relocating or remodeling retail stores and restaurants and facility enhancements. Our capital expenditure amounts in future years may increase or decrease from the amounts incurred in prior years or the amount expected for Fiscal 2017 depending on the information technology initiatives, retail store and restaurant openings, relocations and remodels and other infrastructure requirements to support future expansion of our businesses.
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
Our critical accounting policies and estimates are discussed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for Fiscal 2016. There have not been any significant changes to the application of our critical accounting policies and estimates during the First Nine Months of Fiscal 2017. Additionally, a detailed summary of significant accounting policies is included in Note 1 to our consolidated financial statements contained in our Annual Report on Form 10-K for Fiscal 2016.

SEASONAL ASPECTS OF OUR BUSINESS
Each of our operating groups is impacted by seasonality as the demand by specific product or style, as well as by distribution channel, may vary significantly depending on the time of year. For details of the impact of seasonality on each of our operating groups, see the business discussion for each operating group discussed in Part I, Item 1, Business in our Annual Report on Form 10-K for Fiscal 2016. As the timing of certain unusual or non-recurring items, economic conditions, wholesale product shipments, weather or other factors affecting the business may vary from one year to the next, we do not believe that net sales or operating income for any particular quarter or the distribution of net sales and operating income for Fiscal 2016 are necessarily indicative of anticipated results for the full fiscal year or expected distribution in future years. Our third quarter has historically been our smallest net sales and operating income quarter, and that result is expected to continue in the future as our direct to consumer businesses are more heavily weighted towards Spring, Summer and Holiday and as we continue to manage our wholesale businesses. The following table presents our percentage of net sales and operating income from continuing operations by quarter for Fiscal 2016:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	25%	28%	22%	25%
Operating income (loss)	36%	43%	—%	21%
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain interest rate, foreign currency, commodity and inflation risks as discussed in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for Fiscal 2016. There have not been any significant changes in our exposure to these risks during the First Nine Months of Fiscal 2017.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the Third Quarter of Fiscal 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)        During the Third Quarter of Fiscal 2017, we did not make any unregistered sales of our equity securities.

(c)         We have certain stock incentive plans as described in Note 7 to our consolidated financial statements included in our Annual Report on Form 10-K for Fiscal 2016, all of which are publicly announced plans. Under the plans, we can repurchase shares from employees to cover employee tax liabilities related to the vesting of shares of our stock. During the Third Quarter of Fiscal 2017, no shares were repurchased pursuant to these plans.

In March 2017, our Board of Directors authorized us to spend up to $50 million to repurchase shares of our stock. This authorization superseded and replaced all previous authorizations to repurchase shares of our stock and has no automatic expiration. As of October 28, 2017, no shares of our stock had been repurchased pursuant to this authorization.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

3.1	Restated Articles of Incorporation of Oxford Industries, Inc. (filed as Exhibit 3.1 to the Company's Form 10-Q for the fiscal quarter ended July 29, 2017)
3.2	Bylaws of Oxford Industries, Inc., as amended. (filed as Exhibit 3.2 to the Company's Form 10-Q for the fiscal quarter ended July 29, 2017)
31.1	Section 302 Certification by Principal Executive Officer.*
31.2	Section 302 Certification by Principal Financial Officer.*
32	Section 906 Certification by Principal Executive Officer and Principal Financial Officer.*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

December 6, 2017	OXFORD INDUSTRIES, INC.
(Registrant)

/s/ K. Scott Grassmyer
K. Scott Grassmyer
Executive Vice President - Finance, Chief Financial Officer and Controller
(Authorized Signatory)