Form 10-K
period 2018-02-03
OXFORD INDUSTRIES INC
filed 2018-04-02
CIK 75288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 3, 2018
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
Securities registered pursuant to Section 12(g) of the Act: NONE
Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes ☒    No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
As of July 28, 2017, which is the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the registrant (based upon the closing price for the common stock on the New York Stock Exchange on that date) was $917,164,180. For purposes of this calculation only, shares of voting stock directly and indirectly attributable to executive officers, directors and holders of 10% or more of the registrant's voting stock (based on Schedule 13G filings made as of or prior to July 28, 2017) are excluded. This determination of affiliate status and the calculation of the shares held by any such person are not necessarily conclusive determinations for other purposes.
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Title of Each Class	Number of Shares Outstanding as of March 16, 2018
Common Stock, $1 par value	16,838,512
Documents Incorporated by Reference
Portions of our proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A relating to the Annual Meeting of Shareholders of Oxford Industries, Inc. to be held on June 20, 2018 are incorporated by reference in Part III of this Form 10-K.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS
Our SEC filings and public announcements may include forward-looking statements about future events. Generally, the words "believe," "expect," "intend," "estimate," "anticipate," "project," "will" and similar expressions identify forward-looking statements, which generally are not historical in nature. We intend for all forward-looking statements contained herein, in our press releases or on our website, and all subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf, to be covered by the safe harbor provisions for forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (which Sections were adopted as part of the Private Securities Litigation Reform Act of 1995). Such statements are subject to a number of risks, uncertainties and assumptions including, without limitation, competitive conditions, which may be impacted by evolving consumer shopping patterns; the impact of economic conditions on consumer demand and spending for apparel and related products; demand for our products; timing of shipments requested by our wholesale customers; expected pricing levels; retention of and disciplined execution by key management; the timing and cost of store openings and of planned capital expenditures; weather; changes in international, federal or state tax, trade and other laws and regulations; costs of products as well as the raw materials used in those products; costs of labor; acquisition and disposition activities; expected outcomes of pending or potential litigation and regulatory actions; access to capital and/or credit markets; our ability to timely recognize our expected synergies from any acquisitions we pursue; and factors that could affect our consolidated effective tax rate, including the impact of U.S. Tax Reform. Forward-looking statements reflect our expectations at the time such forward looking statements are made, based on information available at such time, and are not guarantees of performance. Although we believe that the expectations reflected in such forward-looking statements are reasonable, these expectations could prove inaccurate as such statements involve risks and uncertainties, many of which are beyond our ability to control or predict. Should one or more of these risks or uncertainties, or other risks or uncertainties not currently known to us or that we currently deem to be immaterial, materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Important factors relating to these risks and uncertainties include, but are not limited to, those described in Part I, Item 1A. Risk Factors and elsewhere in this report and those described from time to time in our future reports filed with the SEC. We caution that one should not place undue reliance on forward-looking statements, which speak only as of the date on which they are made. We disclaim any intention, obligation or duty to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
DEFINITIONS
As used in this report, unless the context requires otherwise, "our," "us" or "we" means Oxford Industries, Inc. and its consolidated subsidiaries; "SG&A" means selling, general and administrative expenses; "SEC" means the United States Securities and Exchange Commission; "FASB" means Financial Accounting Standards Board; "ASC" means the FASB Accounting Standards Codification; "GAAP" means generally accepted accounting principles in the United States; "discontinued operations" means the assets and operations of our former Ben Sherman operating group which we sold in Fiscal 2015; and "U.S. Tax Reform" means the United States Tax Cuts and Jobs Act as enacted on December 22, 2017. Unless otherwise indicated, all references to assets, liabilities, revenues, expenses or other information in this report reflect continuing operations and exclude any amounts related to the discontinued operations of our former Ben Sherman operating group. Additionally, the terms listed below reflect the respective period noted:

Fiscal 2018	52 weeks ending February 2, 2019
Fiscal 2017	53 weeks ended February 3, 2018
Fiscal 2016	52 weeks ended January 28, 2017
Fiscal 2015	52 weeks ended January 30, 2016
Fiscal 2014	52 weeks ended January 31, 2015
Fiscal 2013	52 weeks ended February 1, 2014
Fourth quarter Fiscal 2017	14 weeks ended February 3, 2018
Third quarter Fiscal 2017	13 weeks ended October 28, 2017
Second quarter Fiscal 2017	13 weeks ended July 29, 2017
First quarter Fiscal 2017	13 weeks ended April 29, 2017
Fourth quarter Fiscal 2016	13 weeks ended January 28, 2017
Third quarter Fiscal 2016	13 weeks ended October 29, 2016
Second quarter Fiscal 2016	13 weeks ended July 30, 2016
First quarter Fiscal 2016	13 weeks ended April 30, 2016

PART I

Item 1.    Business
BUSINESS AND PRODUCTS
Overview
We are a global apparel company that designs, sources, markets and distributes products bearing the trademarks of our Tommy Bahama®, Lilly Pulitzer® and Southern Tide® lifestyle brands, other owned brands and licensed brands as well as private label apparel products. During Fiscal 2017, 92% of our net sales were from products bearing brands that we own and 66% of our net sales were through our direct to consumer channels of distribution. In Fiscal 2017, 97% of our consolidated net sales were to customers located in the United States, with the sales outside the United States consisting primarily of our Tommy Bahama product sales in Canada and the Asia-Pacific region.
Our business strategy is to develop and market compelling lifestyle brands and products that evoke a strong emotional response from our target consumers. We consider lifestyle brands to be those brands that have a clearly defined and targeted point of view inspired by an appealing lifestyle or attitude.  Furthermore, we believe lifestyle brands that create an emotional connection with consumers, like Tommy Bahama, Lilly Pulitzer and Southern Tide, can command greater loyalty and higher price points at retail and create licensing opportunities, which may drive higher earnings. We believe the attraction of a lifestyle brand depends on creating compelling product, effectively communicating the respective lifestyle brand message and distributing products to consumers where and when they want them.
Our ability to compete successfully in styling and marketing is directly related to our proficiency in foreseeing changes and trends in fashion and consumer preference, and presenting appealing products for consumers.  Our design-led, commercially informed lifestyle brand operations strive to provide exciting, differentiated products each season.
To further strengthen each lifestyle brand's connections with consumers, we directly communicate with consumers through digital and print media on a regular basis.  We believe our ability to effectively communicate the images, lifestyle and products of our brands and create an emotional connection with consumers is critical to the success of the brands. Our advertising for our brands often attempts to convey the lifestyle of the brand as well as a specific product.
We distribute our owned lifestyle branded products primarily through our direct to consumer channels, consisting of our Tommy Bahama and Lilly Pulitzer retail stores and our e-commerce sites for Tommy Bahama, Lilly Pulitzer and Southern Tide, and through our wholesale distribution channels. Our direct to consumer operations provide us with the opportunity to interact directly with our customers, present to them a broad assortment of our current season products and immerse them in the theme of the lifestyle brand. We believe that presenting our products in a setting specifically designed to showcase the lifestyle on which the brands are based enhances the image of our brands. Our 128 Tommy Bahama and 57 Lilly Pulitzer full-price retail stores provide high visibility for our brands and products and allow us to stay close to the preferences of our consumers, while also providing a platform for long-term growth for the brands. In Tommy Bahama, we also operate 18 Tommy Bahama restaurants, including Marlin Bars, generally adjacent to a Tommy Bahama full-price retail store location, which we believe further enhance the brand's image with consumers. Additionally, we operate 38 Tommy Bahama outlet stores, which play an important role in overall inventory and brand management by disposing of any excess inventory. During Fiscal 2017, our retail, e-commerce and restaurant operations represented 39%, 19% and 8%, respectively, of our consolidated net sales.
The wholesale operations of our lifestyle brands complement our direct to consumer operations and provide access to a larger group of consumers. As we seek to maintain the integrity of our lifestyle brands by limiting promotional activity in our full-price retail stores and e-commerce websites, we generally target wholesale customers that follow this same approach in their stores. Our wholesale customers for our Tommy Bahama, Lilly Pulitzer and Southern Tide brands generally include various specialty stores, including Signature Stores for Lilly Pulitzer and Southern Tide, better department stores and multi-branded e-commerce retailers. Within our Lanier Apparel operating group, we sell tailored clothing and sportswear products under licensed brands, private labels and owned brands. Lanier Apparel's customers include department stores, discount and off-price retailers, warehouse clubs, national chains, specialty retailers and others throughout the United States.
All of our operating groups operate in highly competitive apparel markets in which numerous U.S. and foreign-based apparel firms compete. No single apparel firm or small group of apparel firms dominates the apparel industry, and our direct competitors vary by operating group and distribution channel. We believe the principal competitive factors in the apparel industry are reputation, value, and image of brand names; design; consumer preference; price; quality; marketing; product fulfillment capabilities; and customer service.

The disposal of discontinued, end of season or excess inventory is an ongoing part of any apparel business, and our operating groups have historically utilized a variety of methods to sell such inventory, including outlet stores in Tommy Bahama, e-commerce flash sales on our various e-commerce websites, and off-price retailers. Our focus in disposing of the excess inventory for our lifestyle brands is to do so in a brand appropriate setting and achieve an acceptable margin.

The apparel industry is cyclical and very dependent upon the overall level and focus of discretionary consumer spending, which changes as consumer preferences and regional, domestic and international economic conditions change. Increasingly, consumers are choosing to spend less of their discretionary spending on certain product categories, including apparel, while spending more on services and other product categories. Further, negative economic conditions often have a longer and more severe impact on the apparel industry than on other industries.  We believe the changes in consumer preferences for discretionary spending, the current global economic conditions and economic uncertainty continue to impact the business of each of our operating groups, and the apparel industry as a whole.

We believe the retail apparel market is evolving very rapidly and in ways that are having a disruptive impact on traditional fashion retailing. The application of technology, including the internet and mobile devices, to fashion retail provides consumers increasing access to multiple, responsive distribution platforms and an unprecedented ability to communicate directly with brands and retailers. As a result, consumers may have more information and greater control over information they receive as well as broader, faster and cheaper access to goods than ever before. This, along with the coming of age of the “millennial” generation, is revolutionizing the way that consumers shop for fashion and other goods.  The evidence of the evolution is apparent with weakness and store closures for certain department stores and mall-based retailers, decreased consumer retail traffic, a more promotional retail environment, expansion of off-price and discount retailers, and a shift from bricks and mortar to internet purchasing. These changes may require that brands and retailers approach their operations, including marketing and advertising, differently than methods used historically.
Important factors relating to certain risks, many of which are beyond our ability to control or predict, which could impact our business are described in Part I, Item 1A. Risk Factors of this report.
Investments and Opportunities

While the evolution in the fashion retail industry presents significant risks, especially for traditional retailers who fail or are unable to adapt, we believe it also presents a tremendous opportunity for brands and retailers to capitalize on the changing consumer environment. We believe our brands have true competitive advantages in this new retailing paradigm, and we are leveraging technology to serve our consumers when and where they want to be served. We continue to believe that our lifestyle brands, with their strong emotional connections with consumers, are well suited to succeed and thrive in the long-term while managing the various challenges facing our industry.

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

We believe our lifestyle brands have an opportunity for modest sales increases in their wholesale businesses in the long-term.  However, we must be diligent in our effort to avoid compromising the integrity of our brands by maintaining or growing sales with wholesale customers that may not be aligned with our long-term strategy. This is particularly important with the challenges in the department store channel, which represented approximately 14% of our consolidated net sales in Fiscal 2017, compared to approximately 16% in Fiscal 2016.  As a result, this management of our wholesale distribution for our lifestyle brands is likely to result in lower wholesale sales in Fiscal 2018, as well as in the near-term future, as we may reduce the amount of sales to certain wholesale accounts by reducing the number of doors that carry our product, reducing the volume sold for a particular door or exiting the account altogether.  We anticipate that sales increases in our wholesale businesses in the long-term will stem primarily from current customers adding within their existing door count and increasing their online business; increased sales to online retailers; and our selective addition of new wholesale customers who generally follow a retail model with limited discounting and who present and merchandise our products in a way that is consistent with our full-price, direct to consumer distribution strategy. We also believe that there are opportunities for modest sales growth for Lanier Apparel in the future through new product programs and licenses.

We believe we must continue to invest in our lifestyle brands to take advantage of their long-term growth opportunities. Investments include capital expenditures primarily related to the direct to consumer operations such as technology enhancements, e-commerce initiatives and retail store and restaurant build-out for new, relocated or remodeled locations, as well as distribution center and administrative office expansion initiatives. Additionally, we anticipate increased advertising, employment and other costs to support ongoing business operations and fuel future sales growth. Fiscal 2018 advertising expense is expected to increase for each of our brands with a focus on new consumer acquisition as well as consumer retention and engagement.

In the midst of the changes in our industry, an important initiative for us in Fiscal 2017 was to increase the profitability of the Tommy Bahama business. These initiatives generally focused on increasing gross margin and operating margin through efforts such as: product cost reductions; selective price increases; reducing inventory purchases; redefining our approach to inventory clearance; effectively managing controllable and discretionary operating expenses; taking a more conservative approach to retail store openings and lease renewals; and continuing our efforts to reduce Asia-Pacific operating losses. In Fiscal 2017, we made progress with these initiatives and expect to make additional progress in Fiscal 2018.

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

We believe that an attractive acquisition target would most likely be a lifestyle brand that has a strong emotional connection with its consumer and has a disciplined distribution model consisting of wholesale customers with limited discounting and/or a direct to consumer distribution model via e-commerce and/or retail stores. Further, while our existing businesses are primarily apparel brands, we could also be interested in a company with a more significant concentration in accessories, footwear or other product categories. The acquisition of a premier lifestyle brand is a meticulous process as such a brand is not available very often, and we most likely would have stiff competition from both strategic and private equity firms. Also, with the evolving fashion retail environment, our interest in acquiring smaller brands and earlier stage companies is evolving, particularly where we may have the opportunity to more fully integrate the brand into our existing infrastructure and shared services functions.
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
Tommy Bahama, Lilly Pulitzer and Southern Tide each design, source, market and distribute apparel and related products bearing their respective trademarks and license their trademarks for other product categories, while Lanier Apparel designs, sources and distributes branded and private label men's tailored clothing, sportswear and other products. Corporate and Other is a reconciling category for reporting purposes and includes our corporate offices, substantially all financing activities, elimination of inter-segment sales, LIFO accounting adjustments for inventory, other costs that are not allocated to the operating groups and operations of our other businesses which are not included in our operating groups. Our LIFO inventory pool does not correspond to our operating group definitions; therefore, LIFO inventory accounting adjustments are not allocated to our operating groups.
For additional information about each of our operating groups, see Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, and Note 2 to our consolidated financial statements, each included in this report. The table below presents certain financial information about each of our operating groups, as well as Corporate and Other (in thousands).

	Fiscal 2017	Fiscal 2016	Fiscal 2015
Net Sales
Tommy Bahama	$686,021	$658,911	$658,467
Lilly Pulitzer	248,931	233,294	204,626
Lanier Apparel	106,852	100,753	105,106
Southern Tide	40,940	27,432	—
Corporate and Other	3,467	2,198	1,091
Total	$1,086,211	$1,022,588	969,290
Operating Income (Loss)
Tommy Bahama	$55,002	$44,101	$65,993
Lilly Pulitzer	46,608	51,995	42,525
Lanier Apparel	6,546	6,955	7,700
Southern Tide	4,504	(282)	—
Corporate and Other (1)	(26,660)	(12,885)	(18,704)
Total Operating Income	$86,000	$89,884	97,514
(1) Corporate and Other included a LIFO accounting charge of $7.8 million, a LIFO accounting credit of $5.9 million and a LIFO accounting charge of $0.3 million, in Fiscal 2017, Fiscal 2016 and Fiscal 2015, respectively.

The table below presents the total assets of each of our operating groups (in thousands).

	February 3, 2018	January 28, 2017
Assets
Tommy Bahama	$439,871	$451,990
Lilly Pulitzer	142,882	126,506
Lanier Apparel	31,575	30,269
Southern Tide	94,032	96,208
Corporate and Other	(8,419)	(19,814)
Total	$699,941	$685,159
(1) Total assets for Corporate and Other include LIFO reserves of $61.5 million and $58.0 million as of February 3, 2018 and January 28, 2017, respectively.
Tommy Bahama
Tommy Bahama designs, sources, markets and distributes men's and women's sportswear and related products. Tommy Bahama's typical consumer is older than 45 years old, has a household annual income in excess of $100,000, lives in or travels to warm weather and resort locations and embraces a relaxed and casual approach to daily living. Tommy Bahama products can be found in our Tommy Bahama stores and on our Tommy Bahama e-commerce website, tommybahama.com, as well as at better department stores, independent specialty stores and multi-branded e-commerce retailers. We also operate Tommy Bahama restaurants and license the Tommy Bahama name for various product categories. During Fiscal 2017, 95% of Tommy Bahama's sales were to customers within the United States, with the remaining sales in Canada, Australia and Asia.
We believe that the attraction to our consumers of the Tommy Bahama brand, which is celebrating its 25th anniversary in Fiscal 2018, is a reflection of our efforts over many years to maintain appropriate quality and design of our Tommy Bahama apparel, accessories and licensed products, limit the distribution of Tommy Bahama products to a select tier of retailers, and effectively communicate the relaxed and casual Tommy Bahama lifestyle. We expect to continue to follow this approach for the brand in the future. We believe that the retail sales value of all Tommy Bahama branded products sold during Fiscal 2017, including our estimate of retail sales by our wholesale customers and other third party retailers, exceeded $1.2 billion.
We believe there is ample opportunity to expand the reach of the Tommy Bahama brand, while maintaining the select distribution that Tommy Bahama has historically maintained. In order to take advantage of opportunities for long-term growth, we must continue to invest in the Tommy Bahama brand. These investments include capital expenditures and ongoing expenses to enhance e-commerce and other technology capabilities; open new stores and restaurants; remodel and/or relocate existing stores and restaurants; maintain and upgrade our distribution and other facilities; and enhance our marketing efforts to communicate the lifestyle to existing and targeted new consumers.

We believe there are opportunities for continued growth in the United States primarily through direct to consumer expansion. An important initiative for us in Fiscal 2017 was to increase the profitability of the Tommy Bahama business. These initiatives generally focused on increasing gross margin and operating margin through efforts such as: product cost reductions; selective price increases; reducing inventory purchases; redefining our approach to inventory clearance; effectively managing controllable and discretionary operating expenses; taking a more conservative approach to retail store openings and lease renewals; and continuing our efforts to reduce Asia-Pacific operating losses. We made some progress with these initiatives in Fiscal 2017 and expect to make additional progress in Fiscal 2018.
Our near term focus in the Asia-Pacific region remains on our direct to consumer operations in Australia and Japan. At the same time, we are focused on further reducing our Asia-Pacific infrastructure costs to better align with the footprint of our current Asia-Pacific retail operations after closing various Asia-Pacific retail stores in recent years. While we believe there are long-term opportunities for our Tommy Bahama operations in the Asia-Pacific region, we believe that the operating losses associated with these operations, which were $5.4 million in Fiscal 2017 and are expected to decrease by approximately $2 million in Fiscal 2018, will continue to reduce Tommy Bahama's operating income in the near future.
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
We operate a buying office located in Hong Kong to manage the production and sourcing of the substantial majority of our Tommy Bahama products. During Fiscal 2017, we utilized approximately 210 suppliers to manufacture our Tommy Bahama products and 70% of Tommy Bahama's product purchases were from manufacturers in China. The largest 10 suppliers of Tommy Bahama products provided 47% of the products acquired during Fiscal 2017, with no individual supplier providing greater than 10%.
Advertising and marketing are an integral part of the long-term strategy for the Tommy Bahama brand, and we therefore devote significant resources to these efforts. While advertising for Tommy Bahama promotes our products, the primary emphasis is on brand image and brand lifestyle. Tommy Bahama's advertising attempts to engage individuals within the brand's consumer demographic and guide them on a regular basis to our retail stores, e-commerce websites or wholesale customers' stores in search of our products. The marketing of the Tommy Bahama brand includes email, internet and social media advertising and traditional media such as catalogs, print and other communications, as well as moving media and trade show initiatives. As a lifestyle brand, we believe that it is very important that Tommy Bahama communicate regularly with consumers about product offerings or other brand events in order to maintain and strengthen Tommy Bahama's guest connections. We anticipate increasing our investment in advertising expense in Fiscal 2018 to drive new consumer acquisition as well as consumer retention and engagement.
We also believe that highly visible full-price retail store locations with creative design, broad merchandise selection and brand appropriate visual presentation are key enticements for customers. We intend for our full-price retail stores to enhance our guests' shopping experience, which we believe will increase brand loyalty. Marketing initiatives at our full-price retail stores may include special event promotions and a variety of public relations activities designed to create awareness of our products, including those that support worthwhile causes in local communities.
In addition, we utilize loyalty award cards, Flip Side events and Friends & Family events to drive traffic to our stores and websites. These initiatives are effective in increasing traffic as the proportion of our sales that occur during our marketing initiatives have increased in recent years, which puts some downward pressure on our direct to consumer gross margins. We believe our traditional and digital media communications increase the sales of our own full-price retail stores and e-commerce operations, as well as the sales of our products for our wholesale customers.
For certain wholesale customers, we also provide point-of-sale materials and signage to enhance the presentation of our products and/or participate in cooperative advertising programs.
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
Direct to Consumer Operations

A key component of our Tommy Bahama growth strategy is to operate our own stores and e-commerce websites, which we believe permits us to develop and build brand awareness by presenting our products in a setting specifically designed to showcase the aspirational lifestyle on which the products are based. Our Tommy Bahama direct to consumer channels, which consist of retail store, e-commerce and restaurant operations, in the aggregate, represented 77% of Tommy Bahama's net sales in Fiscal 2017. We expect the percentage of our Tommy Bahama sales which are direct to consumer sales will increase in future years. Retail store, e-commerce and restaurant net sales accounted for 49%, 16% and 12%, respectively, of Tommy Bahama's net sales in Fiscal 2017.
Our direct to consumer strategy for the Tommy Bahama brand includes locating and operating full-price retail stores in upscale malls, lifestyle shopping centers, resort destinations and brand-appropriate street locations. Generally, we seek shopping areas and malls with high-profile or upscale consumer brands for our full-price retail stores. As of February 3, 2018, the majority of our Tommy Bahama full-price retail stores were in street-front locations or lifestyle centers with the remainder primarily in regional indoor malls. Our full-price retail stores allow us the opportunity to carry a full line of current season merchandise, including apparel, home products and accessories, all presented in an aspirational, island-inspired atmosphere designed to be relaxed, comfortable and unique. We believe that the Tommy Bahama full-price retail stores provide high visibility for the brand and products and allow us to stay close to the preferences of our consumers. Further, we believe that our presentation of products and our strategy to operate the full-price retail stores with limited in-store promotional activities are good for the Tommy Bahama brand and, in turn, enhance business with our wholesale customers. Generally, we believe there are opportunities for additional full-price retail stores in both warmer and colder climates, as we believe the more important consideration is whether the location attracts the affluent consumer that we are targeting. We believe that we have opportunities for continued direct to consumer sales growth for our Tommy Bahama women's business, which represented 30% of sales in our full-price retail stores and e-commerce websites in Fiscal 2017 and 28% in Fiscal 2016. In Fiscal 2017, approximately one-fourth of the sales of women's product in our full-price direct to consumer retail stores and e-commerce sites were swimwear, cover-ups and swim-related products.
Disposal of discontinued or end of season inventory is an ongoing part of any apparel business and, historically, Tommy Bahama has utilized its outlet stores and sales to off-price retailers to sell any excess inventory. Our Tommy Bahama outlet stores, which generated 9% of our total Tommy Bahama net sales in Fiscal 2017, are generally located in outlet shopping centers that include upscale retailers and serve an important role in overall inventory management by often allowing us to sell discontinued and out-of-season products at better prices than are otherwise available from outside parties. We believe that this approach has helped us protect the integrity of the Tommy Bahama brand by allowing our full-price retail stores to limit promotional activity and controlling the distribution of discontinued and out-of-season product. To supplement the clearance items sold in Tommy Bahama outlets, approximately 20% of the product sold in our Tommy Bahama outlets was made specifically for our outlets. We anticipate that we would generally operate one outlet for approximately every three full-price retail stores; however, the ratio of full-price stores to outlets may continue to increase. We have not opened a new domestic outlet location since Fiscal 2014.
In an effort to improve the profitability of our end of season clearance strategy for our products, in January 2017, we initiated selected initial markdowns in our full-price retail stores and on our e-commerce website for end of season product for our women's, home and other products. In Fiscal 2017, we continued that strategy, as well as initiating the same strategy on select men's product, and disposed of more end of season inventory for women's, home and other product categories through off-price retailers than we have historically. We expect to continue this clearance model, which has reduced the quantity of end of season product for those product categories that are transferred to our outlets, in the future. We believe that reducing the amounts of these product categories, which were historically overrepresented in our outlets, have improved and will continue to improve the product offering and presentation in our outlet stores. We believe these changes have improved the sales and profitability of our outlet stores and the profitability of our end of season clearance sales.
For Tommy Bahama's domestic full-price retail stores and retail-restaurant locations operating for the full Fiscal 2017 year, sales per gross square foot, excluding restaurant sales and restaurant space, were approximately $610 during Fiscal 2017, compared to $605 for stores operating for the full Fiscal 2016 year. In Fiscal 2017, our domestic outlet stores generated approximately $350 of sales per square foot for outlets open for the entire 2017 fiscal year.
As of February 3, 2018, we operated 18 Tommy Bahama restaurants or Marlin Bar locations, generally adjacent to a Tommy Bahama full-price retail store location, which together we often refer to as islands. These retail-restaurant locations provide us with the opportunity to immerse customers in the ultimate Tommy Bahama experience. We do not anticipate that many of our retail locations will have an adjacent restaurant; however, in select high-profile, brand appropriate locations, such as Naples, Florida, Waikiki, Hawaii, and New York City, we have determined that an adjacent restaurant can further enhance the image or exposure of the brand. The net sales per square foot in our domestic full-price retail stores which are adjacent to a restaurant are on average twice the sales per square foot of our other domestic full-price retail stores. We believe that the experience of a meal or drink in a Tommy Bahama restaurant may entice the customer to purchase additional Tommy Bahama merchandise and potentially provide a memorable consumer experience that further enhances the relationship between Tommy Bahama and the consumer. During the Fourth Quarter of Fiscal 2016, we opened our first Marlin Bar concept location in Coconut Point, Florida. The Marlin Bar concept, like our traditional restaurant locations, is adjacent to one of our retail locations and serves food and beverages, but in a smaller space and with food options more focused on small plate offerings rather than entrees. The results of the Marlin Bar at Coconut Point, in both the restaurant and full-price retail store sales of the location, have been well received and have exceeded our expectations. We believe that with the smaller footprint, reduced labor requirements and lower required capital expenditure for build-out, the Marlin Bar concept provides us with the long-term potential for opening retail-restaurant locations in sites that otherwise may not have been suitable or brand appropriate for one of our traditional retail-restaurant locations.
As of February 3, 2018, the total square feet of space utilized for our Tommy Bahama full-price retail store and outlet store operations was 0.6 million with another 0.1 million of total square feet utilized in our Tommy Bahama restaurant operations. The table below provides certain information regarding Tommy Bahama retail stores operated by us as of February 3, 2018.

	Full-Price Retail Stores	Outlet Stores	Retail-Restaurant Locations (1)	Total
Florida	20	4	6	30
California	15	5	3	23
Texas	7	4	2	13
Hawaii	4	1	3	8
Nevada	4	1	1	6
Maryland	3	2	—	5
New York	2	2	1	5
Other states	38	15	1	54
Total domestic	93	34	17	144
Canada	8	2	—	10
Total North America	101	36	17	154
Australia	8	2	—	10
Japan	1	—	1	2
Total	110	38	18	166
Average square feet per store (2)	3,400	4,700	4,400
Total square feet at year end	370,000	180,000	80,000

(1)	Consists of 17 retail-restaurant locations of our traditional island format and one Marlin Bar retail-restaurant concept.

(2)	Average square feet for retail-restaurant locations consists of average retail space and excludes space used in the associated restaurant operations.
The table below reflects the changes in store count for Tommy Bahama stores during Fiscal 2017.

	Full-Price Retail Stores	Outlet Stores	Retail-Restaurant Locations	Total
Open as of beginning of fiscal year	111	40	17	168
Opened	3	—	1	4
Closed	(4)	(2)	—	(6)
Open as of end of fiscal year	110	38	18	166
We anticipate that our store count at the end of Fiscal 2018 will be comparable to our store count at the end of Fiscal 2017. Fiscal 2018 planned openings include a full-price retail store in Napa, California and one near Melbourne, Australia, as well as a retail-restaurant location in Palm Springs, California. In Fiscal 2018 as well as in future years, we expect to opportunistically close certain marginal full-price retail and outlet locations at lease expiration unless the landlord provides an appealing offer for us to continue in the location. We believe there continue to be opportunities for Tommy Bahama to open additional full-price retail and retail-restaurant locations in the future, but we do not expect the number of stores to increase at the same pace as our historical store count growth rates.

The operation of full-price retail stores, outlet stores and retail-restaurant locations requires a greater amount of initial capital investment than wholesale operations, as well as greater ongoing operating costs. We estimate that we will spend approximately $1.3 million on average in connection with the build-out of a domestic full-price retail store. However, individual locations, particularly those in urban locations, may require investments greater than these amounts depending on a variety of factors, including the location and size of the full-price retail store. The cost of a traditional Tommy Bahama retail-restaurant location and a Marlin Bar is significantly more than the cost of a full-price retail store and can vary significantly depending on a variety of factors. Historically, the cost of our retail-restaurant locations has been approximately $5 million; however, we have spent significantly more than that amount for certain locations, including Waikiki which opened in Fiscal 2015. For most of our retail stores and restaurants, the landlord provides certain incentives to fund a portion of our capital expenditures.
Additionally, we incur capital expenditure costs related to periodic remodels of existing stores, particularly when we renew or extend a lease beyond the original lease term, or otherwise determine that a remodel of a store is appropriate. In Fiscal 2018, we anticipate that our full-price retail store and restaurant remodel expenditures will be higher than they have been in recent years as we have a number of retail locations and restaurants, including Newport Beach, California and Woodlands, Texas, that are scheduled for significant remodels. We also incur capital expenditures when a lease expires, and we determine it is appropriate to relocate to a new location in the same vicinity as the previous store. The cost of store relocations is generally comparable to the costs of opening a new full-price retail store or outlet store. As we reach the expirations of more of our lease agreements in the near future, we anticipate that the capital expenditures for relocations and remodels, in the aggregate, may continue to increase in future periods.
In addition to our full-price retail stores and outlet stores, our direct to consumer approach includes various e-commerce websites, including the tommybahama.com website. During Fiscal 2017, e-commerce sales represented 16% of Tommy Bahama's net sales. Our Tommy Bahama websites allow consumers to buy Tommy Bahama products directly from us via the internet. These websites also enable us to increase our database of consumer contacts, which allows us to communicate directly and frequently with consenting consumers. As we reach more customers in the future, we anticipate that our e-commerce distribution channel for Tommy Bahama will continue to grow at a faster pace than our domestic full-price retail store operations or wholesale operations. In Fiscal 2016, we held a select number of e-commerce flash clearance sales as a means of complementing our outlets in liquidating discontinued or out-of-season inventory, which represented approximately 10% of Tommy Bahama e-commerce sales in Fiscal 2016, however, in Fiscal 2017 Tommy Bahama did not hold any e-commerce flash clearance sales.
Wholesale Operations
To complement our direct to consumer operations and have access to a larger group of consumers, we continue to maintain our wholesale operations for Tommy Bahama. Tommy Bahama's wholesale customers include better department stores, specialty stores and multi-brand e-commerce retailers that generally follow a retail model approach with limited discounting. We value our long-standing relationships with our wholesale customers and are committed to working with them to enhance the success of the Tommy Bahama brand within their stores.
Wholesale sales for Tommy Bahama accounted for 23% of Tommy Bahama's net sales in Fiscal 2017. Approximately 60% of Tommy Bahama's wholesale business reflects sales to major department stores with the remaining wholesale sales primarily sales to specialty stores. Tommy Bahama men's products are available in more than 1,800 North America retail locations, while Tommy Bahama women's products are available in more than 1,000 North America retail locations. During Fiscal 2017, 17% of Tommy Bahama's net sales were to Tommy Bahama's ten largest wholesale customers, with its largest customer representing 5% of Tommy Bahama's net sales.
We believe that the integrity and continued success of the Tommy Bahama brand, including its direct to consumer operations, is dependent, in part, upon controlled wholesale distribution, with careful selection of the retailers through which Tommy Bahama products are sold. As a result of our approach to limiting our wholesale distribution, we believe that sales growth in our men's apparel wholesale business, which represented approximately 87% of Tommy Bahama's domestic wholesale sales in Fiscal 2017, may be somewhat limited. However, we believe that we may have opportunities for wholesale sales increases for our Tommy Bahama women's business in the future, with its appeal evidenced by women's product representing 30% of sales in our full-price retail stores and e-commerce websites in Fiscal 2017. In Fiscal 2018, we anticipate that Tommy Bahama's wholesale business will decrease from Fiscal 2017 sales amounts as we continue to manage the wholesale distribution of Tommy Bahama, particularly in department stores.
We maintain Tommy Bahama apparel sales offices and showrooms in New York and Seattle, as well as other locations, to facilitate sales to our wholesale customers. Our Tommy Bahama wholesale operations utilize a sales force consisting of a combination of Tommy Bahama employees and independent commissioned sales representatives.

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
Our agreements with Tommy Bahama licensees are for specific geographic areas and expire at various dates in the future, and in limited cases include contingent renewal options. Generally, the agreements require minimum royalty payments as well as royalty payments based on specified percentages of the licensee's net sales of the licensed products as well as obligations to expend certain funds towards marketing the brand on an approved basis. Our license agreements generally provide us the right to approve all products, advertising and proposed channels of distribution. Third party license arrangements for our Tommy Bahama products include the following product categories:

Men's and women's headwear	Watches	Outdoor furniture and related products
Outerwear	Belts, leather goods and gifts	Indoor furniture
Footwear	Handbags	Mattresses and box springs
Men's hosiery	Luggage	Bedding and bath linens
Sleepwear	Rugs	Table top accessories
Shampoo, soap and bath amenities	Fragrances	Fabrics
In addition to our license arrangements for the specific product categories listed above, we may enter into certain international distributor agreements which allow those parties to distribute Tommy Bahama apparel and other products on a wholesale and/or retail basis within certain countries or regions. As of February 3, 2018, we have agreements for distribution of Tommy Bahama products in the Middle East, Greater China and parts of Latin America. Substantially all of the products sold by the distributors are identical to the products sold in our own Tommy Bahama stores. In addition to selling Tommy Bahama goods to wholesale accounts, the distributors may, in some cases, operate their own retail stores. As of February 3, 2018, we have nine licensed Tommy Bahama stores located in the Middle East, Greater China and Central America. None of these agreements are expected to meaningfully impact the operating results of Tommy Bahama in the near term.
Seasonal Aspects of Business
Tommy Bahama's operating results are impacted by seasonality as the demand by specific product or style, as well as by distribution channel, may vary significantly depending on the time of year. As the timing of certain unusual or non-recurring items, economic conditions, wholesale product shipments or other factors affecting the business may vary from one year to the next, we do not believe that net sales or operating income (loss) for any particular quarter or the distribution of net sales and operating income (loss) for Fiscal 2017 are necessarily indicative of anticipated results for the full fiscal year or expected distribution in future years. The timing of Tommy Bahama's sales in the direct to consumer and wholesale distribution channels generally varies. Typically, the demand in the direct to consumer operations, including sales at our own stores and e-commerce site, for Tommy Bahama products in our principal markets is generally higher in the spring, summer and holiday seasons and lower in the fall season. However, wholesale product shipments are generally shipped prior to each of the retail selling seasons. The following table presents the percentage of net sales and operating income (loss) for Tommy Bahama by quarter for Fiscal 2017:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	25%	27%	18%	30%
Operating income (loss)	29%	40%	(11)%	42%
Lilly Pulitzer
Lilly Pulitzer designs, sources, markets and distributes upscale collections of women's and girl's dresses, sportswear and related products. The Lilly Pulitzer brand, which is celebrating its 60th anniversary in Fiscal 2018, was originally created in the late 1950s by Lilly Pulitzer and is an affluent brand with a heritage and aesthetic based on the Palm Beach resort lifestyle. The brand is somewhat unique among women's brands in that it has demonstrated multi-generational appeal, including among young women in college or recently graduated from college; young mothers with their daughters; and women who are not tied to the academic calendar. Lilly Pulitzer products can be found in our owned Lilly Pulitzer stores, in Lilly Pulitzer Signature Stores, which are described below, and on our Lilly Pulitzer website, lillypulitzer.com, as well as in better department and independent specialty stores. During Fiscal 2017, 45% and 39% of Lilly Pulitzer's net sales were for women's sportswear and dresses, respectively, with the remaining sales consisting of Lilly Pulitzer accessories, including scarves, bags, jewelry and belts; children's apparel; footwear; and licensed products. Lilly Pulitzer continues to focus on expansion into new product categories including continued expansion of its Luxletic athletic wear and the Spring 2018 launch of Lilly Pulitzer swim.
We believe that there is significant opportunity to expand the reach of the Lilly Pulitzer brand, while at the same time maintaining the exclusive distribution that Lilly Pulitzer has historically maintained. We believe that in order to take advantage of opportunities for long-term growth, we must continue to invest in the Lilly Pulitzer brand. These investments include enhancing e-commerce and other technology capabilities; opening and operating full-price retail stores; remodeling and/or relocating existing stores; and increasing employment, advertising and other functions to support a growing business. While we believe that these investments will generate long-term benefits, the investments may have a short-term negative impact on Lilly Pulitzer's operating margin, particularly if there is insufficient sales growth to absorb the incremental costs in a particular year.
We believe the attraction of the Lilly Pulitzer brand to our consumers is a reflection of years of maintaining appropriate quality and design of the Lilly Pulitzer apparel, accessories and licensed products, restricting the distribution of the Lilly Pulitzer products to a select tier of retailers and effectively communicating the message of Lilly Pulitzer's optimistic Palm Beach resort chic lifestyle. We believe this approach to quality, design, distribution and communication has been critical in allowing us to achieve the current retail price points for Lilly Pulitzer products. We believe that the retail sales value of all Lilly Pulitzer branded products sold during Fiscal 2017, including our estimate of retail sales by our wholesale customers and other third party retailers, exceeded $325 million.
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
Lilly Pulitzer uses a combination of in-house employees in our King of Prussia and Hong Kong offices and third party buying agents primarily based in Asia to manage the production and sourcing of its apparel products. Through its buying agents and direct sourcing, Lilly Pulitzer used approximately 60 vendors, with the largest individual supplier providing 10%, and the largest 10 suppliers providing 58%, of the products acquired during Fiscal 2017. In Fiscal 2017, 50% of Lilly Pulitzer's product purchases were from manufacturers located in China.
Advertising and marketing are an integral part of the long-term strategy of the Lilly Pulitzer brand, and we therefore devote significant resources to advertising and marketing. Lilly Pulitzer's advertising attempts to engage individuals within the brand's consumer demographic and guide them on a regular basis to our full-price retail stores, e-commerce websites and wholesale customers' stores in search of our products. The marketing of the Lilly Pulitzer brand includes email, internet and social media advertising as well as traditional media such as catalogs, print and other communications and moving media and trade show initiatives. We believe that it is very important that a lifestyle brand effectively communicate with consumers on a regular basis about product offerings or other brand events in order to maintain and strengthen the brand's connections with consumers. We anticipate increasing our advertising spend, including digital marketing and direct mail, in Fiscal 2018 with a continued focus on new consumer acquisition as well as consumer engagement.
In addition to our ongoing Lilly Pulitzer marketing initiatives, on occasion we also enter into collaborations with third parties to increase brand awareness or create additional brand excitement like we did with S'well water bottles in Fiscal 2017 and have done with Pottery Barn in Fiscal 2018. Often these collaborations do not generate material direct revenue for Lilly Pulitzer, but instead provide significant press or social media exposure and excitement for the brand that complement our ongoing advertising and marketing initiatives. We believe in today's environment it is important to continue to find new, creative ways to advertise in order to differentiate the brand.
We believe that highly visible full-price retail store locations with creative design, broad merchandise selection and brand appropriate visual presentation are key enticements for customers to visit our full-price retail stores and buy merchandise. We believe that full-price retail stores enhance the shopping experience of our customers, which will increase consumer brand loyalty. Marketing initiatives at certain of our full-price retail stores may include special event promotions and a variety of public relations activities designed to create awareness of our stores and products. At certain times during the year, an integral part of the marketing plan for Lilly Pulitzer includes certain gift with purchase programs where the consumer earns the right to a Lilly Pulitzer gift product if certain spending thresholds are achieved. We believe that our full-price retail store operations, as well as our traditional and digital media communications and periodic collaborations with others, enhance brand awareness and increase the sales of Lilly Pulitzer products in all channels of distribution.

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
Direct to Consumer Operations
A key component of our Lilly Pulitzer growth strategy is to operate our own stores and e-commerce website, which we believe permits us to develop and build brand awareness by presenting products in a setting specifically designed to showcase the aspirational lifestyle on which they are based. Lilly Pulitzer's direct to consumer distribution channel, which consists of full-price retail store and e-commerce operations, represented 72% and 68% of Lilly Pulitzer's net sales in Fiscal 2017 and Fiscal 2016, respectively. We expect the percentage of our Lilly Pulitzer sales which are direct to consumer sales will continue to increase in future years.
Our direct to consumer strategy for the Lilly Pulitzer brand includes operating full-price retail stores in higher-end malls, lifestyle shopping centers, resort destinations and brand-appropriate street locations. Sales at our full-price retail stores represented 38% of Lilly Pulitzer's net sales during Fiscal 2017. As of February 3, 2018, about one-third of our Lilly Pulitzer stores were located in outdoor regional lifestyle centers and another one-third of our Lilly Pulitzer stores were located in indoor regional malls, with the remaining locations in resort or street locations. In certain resort locations such as Nantucket, Martha's Vineyard and Watch Hill, our stores are only open during the resort season. Additionally, we may open temporary pop-up stores in certain locations.
Each full-price retail store carries a wide range of merchandise, including apparel, footwear and accessories, all presented in a manner intended to enhance the Lilly Pulitzer image, brand awareness and acceptance. Our Lilly Pulitzer full-price retail stores allow us to present Lilly Pulitzer's full line of current season products. We believe our Lilly Pulitzer full-price retail stores provide high visibility for the brand and products and enable us to stay close to the needs and preferences of consumers. We also believe that our presentation of products and our strategy to operate the full-price retail stores with limited promotional activities complement our business with our wholesale customers. Generally, we believe there are opportunities for full-price retail stores in both warmer and colder climates, as we believe the more important consideration is whether the location attracts the affluent consumer that we are targeting.
Lilly Pulitzer's full-price retail store sales per gross square foot for Fiscal 2017 were approximately $800 for the full-price retail stores which were open the full Fiscal 2017 year compared to approximately $840 for the Lilly Pulitzer stores open for the full Fiscal 2016. The decrease in sales per gross square foot from the prior year was primarily due to negative comparable store sales in Fiscal 2017. The table below provides certain information regarding Lilly Pulitzer full-price retail stores as of February 3, 2018.

Number of Full-Price Retail Stores
Florida	14
Massachusetts	7
Virginia	6
Maryland	3
New York	3
North Carolina	3
Ohio	3
Texas	3
Other	15
Total	57
Average square feet per store	2,600
Total square feet at year-end	150,000

The table below reflects the changes in store count for Lilly Pulitzer stores during Fiscal 2017.

Full-Price Retail Stores
Open as of beginning of fiscal year	40
Opened	6
Acquired Signature Stores	12
Closed	(1)
Open as of end of fiscal year	57
After increasing our store count by 17 stores in Fiscal 2017, we may open stores at a more modest pace than the six stores we opened in Fiscal 2017. In Fiscal 2018, our planned openings include a store on Worth Avenue in Palm Beach, Florida, the home of Lilly Pulitzer, as well as Lilly Pulitzer's first full-price retail store in Hawaii, at Whalers Village in Maui. Beyond Fiscal 2018, we expect to open four to six full-price retail stores each year. The operation of full-price retail stores requires a greater amount of initial capital investment than wholesale operations, as well as greater ongoing operating costs. We anticipate that most future full-price retail store openings will generally be 2,500 square feet on average; however, the determination of actual size of the store will depend on a variety of criteria. To open a 2,500 square foot Lilly Pulitzer full-price retail store, we anticipate capital expenditures of approximately $0.8 million on average. For most of our full-price retail stores, the landlord provides certain incentives to fund a portion of our capital expenditures.
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
In addition to operating Lilly Pulitzer full-price retail stores, another key element of our direct to consumer strategy is the lillypulitzer.com website, which represented 34% of Lilly Pulitzer's net sales in Fiscal 2017 compared to 32% in Fiscal 2016. The Lilly Pulitzer e-commerce business has experienced significant growth in recent years, and we anticipate that the rate of growth of the e-commerce business will remain strong in the future. We also utilize the Lilly Pulitzer website as an effective means of liquidating discontinued or out-of-season inventory in a brand appropriate manner. Usually, we have two e-commerce flash clearance sales per year, both of which are in typical industry end-of-season promotional periods. These sales are brand appropriate events that create a significant amount of excitement with loyal Lilly Pulitzer consumers, who are looking for an opportunity to purchase Lilly Pulitzer products at a discounted price. Each of these two e-commerce flash clearance sales are for a very limited number of days, allowing the Lilly Pulitzer website to remain full-price for the remaining 360 days of the year. During Fiscal 2017, approximately 43% of Lilly Pulitzer's e-commerce sales were e-commerce flash clearance sales.
Wholesale Operations
To complement our direct to consumer operations and have access to a larger group of consumers, we continue to maintain our wholesale operations for Lilly Pulitzer. These wholesale operations are primarily with independent specialty stores, better department stores and multi-branded e-commerce retailers that generally follow a retail model approach with limited discounting. During Fiscal 2017, approximately 28% of Lilly Pulitzer's net sales were sales to wholesale customers compared to 32% in Fiscal 2016 with the decrease primarily due to Lilly Pulitzer's acquisition of 12 Signature Stores in Fiscal 2017 and reduced sales to department stores as Lilly Pulitzer continues to manage its distribution in wholesale accounts. During Fiscal 2017, about one-third of Lilly Pulitzer's wholesale sales were to Lilly Pulitzer's Signature Stores, while approximately one-fourth of Lilly Pulitzer's wholesale sales were to department stores. Lilly Pulitzer's net sales to its ten largest wholesale customers represented 15% of Lilly Pulitzer's net sales in Fiscal 2017 with its largest customer representing 5% of Lilly Pulitzer's net sales.
An important part of Lilly Pulitzer's wholesale distribution is sales to Signature Stores. For these stores, we enter into agreements whereby we grant the other party the right to independently operate one or more stores as a Lilly Pulitzer Signature Store, subject to certain conditions, including designating substantially all the store specifically for Lilly Pulitzer products and adhering to certain trademark usage requirements. These agreements are generally for a two-year period. We sell products to these Lilly Pulitzer Signature Stores on a wholesale basis and do not receive royalty income associated with these sales. As of February 3, 2018, there were 54 Lilly Pulitzer Signature Stores.
We believe that the integrity and continued success of the Lilly Pulitzer brand, including its direct to consumer operations, is dependent, in part, upon controlled wholesale distribution with careful selection of the retailers through which

Lilly Pulitzer products are sold. We anticipate a planned reduction in Lilly Pulitzer wholesale sales in Fiscal 2018 and that wholesale sales will continue to represent a lower proportion of Lilly Pulitzer sales, due, in part, to the impact of the acquisition of 12 Signature Stores in Fiscal 2017 and the continued management of Lilly Pulitzer's department store exposure. We continue to value our long-standing relationships with our wholesale customers and are committed to working with them to enhance the success of the Lilly Pulitzer brand within their stores. Lilly Pulitzer apparel products are available in approximately 250 wholesale doors.
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
Seasonal Aspects of Business
Lilly Pulitzer's operating results are impacted by seasonality as the demand by specific product or style as well as demand by distribution channel may vary significantly depending on the time of year. Typically, the demand in the direct to consumer operations for Lilly Pulitzer products is generally higher in the spring, summer and resort seasons and lower in the fall season. However, wholesale product shipments are generally shipped prior to each of the retail selling seasons. Further, in the third and fourth quarters of our fiscal year, which have not historically been strong direct to consumer or wholesale quarters for Lilly Pulitzer, Lilly Pulitzer has held significant e-commerce flash clearance sales which partially offsets the impact of seasonality on Lilly Pulitzer's sales. As the timing of certain unusual or non-recurring items, economic conditions, wholesale product shipments, the magnitude of e-commerce flash clearance sales or other factors affecting the business may vary from one year to the next, we do not believe that net sales or operating income for any particular quarter or the distribution of net sales for Fiscal 2017 are necessarily indicative of anticipated results for the full fiscal year or expected distribution in future years. The following table presents the percentage of net sales and operating income for Lilly Pulitzer by quarter for Fiscal 2017:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	25%	28%	24%	23%
Operating income	38%	45%	11%	6%
Lanier Apparel
Lanier Apparel designs, sources and distributes branded and private label men's apparel, including tailored clothing, casual pants and sportswear, across a wide range of price points, but primarily at moderate price points. The majority of our Lanier Apparel products are sold under certain trademarks licensed to us by third parties. Lanier Apparel's licensed brands for certain product categories include Kenneth Cole®, Dockers®, Geoffrey Beene®, Nick Graham® and Cole Haan®, which is a new license for Lanier Apparel with initial product sales in Fiscal 2018. Additionally, we design and market products for our owned Billy London®, Oxford® (formerly Oxford Golf®), Duck Head® and Strong SuitTM brands. Both Duck Head and Strong Suit were acquired during Fiscal 2016. Sales of branded products licensed to us or owned by us represented 61% and 15%, respectively, of Lanier Apparel's net sales during Fiscal 2017.
In addition to these branded businesses, Lanier Apparel designs and sources private label apparel products for certain customers, including tailored clothing and pants programs for large department stores, warehouse clubs, and other retailers. For our large retail customers, the private label programs offer the customer product exclusivity, generally at higher gross margins than they would achieve on branded products, while allowing us the opportunity to leverage our design, sourcing, production, logistics and distribution infrastructure. For other customers, we may perform any combination of design, sourcing, production, logistics or distribution services for a brand owner. In these cases, the brand owner may have determined it is more efficient to outsource certain functions, may be a smaller company that lacks such functional expertise or may want to focus their energies on the other aspects of their brand. Lanier Apparel is an efficient operator that excels in sourcing, production, logistics, distribution and design and can leverage its infrastructure by providing services and resources to these smaller brand owners.
Our Lanier Apparel products are primarily sold through large retailers including department stores, discount and off-price retailers, warehouse clubs, national chains, specialty retailers, multi-branded e-commerce retailers and others throughout the United States. Lanier Apparel's products are sold in more than 5,000 retail locations. In Lanier Apparel, we have long-standing relationships with some of the United States' largest retailers, including department stores which represented approximately one-third of Lanier Apparel's sales in Fiscal 2017. During Fiscal 2017, Lanier Apparel's three largest customers represented 19%, 16%, and 13%, respectively, of Lanier Apparel's net sales. Sales to Lanier Apparel's 10 largest customers represented 77% of Lanier Apparel's net sales during Fiscal 2017. The amount and percentage of net sales attributable to an individual customer in future years may be different than Fiscal 2017 as sales to wholesale customers are not tied to long-term contracts.
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
Lanier Apparel manages production in Asia and Latin America through a combination of efforts from our Lanier Apparel offices in Atlanta and Hong Kong as well as with third party buying agents. Lanier Apparel's sourcing operations are also supplemented, as appropriate, by third party contractors who may provide certain sourcing functions or in-country quality assurance to further enhance Lanier Apparel's global sourcing operations. During Fiscal 2017, 75% of Lanier Apparel's product purchases were from manufacturers located in Vietnam. Lanier Apparel purchased goods from approximately 135 suppliers in Fiscal 2017. The 10 largest suppliers of Lanier Apparel provided 85% of the finished goods and raw materials Lanier Apparel acquired from third parties during Fiscal 2017, with 30% of our product purchases acquired from Lanier Apparel's largest third party supplier. In addition to purchasing products from third parties, Lanier Apparel operates a manufacturing facility, located in Merida, Mexico, which produced 10% of our Lanier Apparel products during Fiscal 2017.
The advertising efforts of Lanier Apparel are much more product specific than advertising for our owned lifestyle brands. For Lanier Apparel's licensed branded products, advertising primarily consists of cooperative advertising with our larger customers, contributions to the licensor based on a specified percentage of our net sales to fund the licensor's general brand advertising initiatives and attending brand appropriate trade shows. As a provider of private label apparel, we are generally not responsible for advertising for private label brands. For its owned brands, Lanier Apparel engages in marketing activities to increase the recognition and appeal of the brands.
For Lanier Apparel, we utilize a distribution center located in Toccoa, Georgia, a distribution center in Lyons, Georgia and certain third party distribution centers for our product shipments, where we receive goods from our suppliers, inspect those products and ship the goods to our customers. We seek to maintain sufficient levels of inventory to support programs for pre-booked orders and to meet customer demand for at-once ordering. For certain standard product styles, we maintain in-stock replenishment programs, providing shipment to customers and consumers within just a few days of receiving the order. These types of programs generally require higher inventory levels. Lanier Apparel utilizes various off-price retailers to sell excess prior-season inventory.

We maintain apparel sales offices and showrooms for our Lanier Apparel products in several locations, including New York City and Atlanta and employ a sales force consisting of a combination of salaried employees and independent sales agents. Lanier Apparel operates websites for certain of its businesses and also ships orders directly to consumers who purchase products from the websites of certain of its wholesale customers. Sales to our customers where the consumer orders from the website of Lanier Apparel's wholesale customers, e-commerce retailers and catalog retailers as well as sales on Lanier Apparel's own websites represented almost 15% of Lanier Apparel's sales in Fiscal 2017.
Seasonal Aspects of Business
Lanier Apparel's operating results are impacted by seasonality as the demand by specific product or style may vary significantly depending on the time of year. As a wholesale apparel business, in which product shipments generally occur prior to the retail selling seasons, the seasonality of Lanier Apparel generally reflects stronger spring and fall wholesale deliveries which typically occur in our first and third quarters; however, in some fiscal years this will not be the case due to much of Lanier Apparel's operations resulting from program-driven businesses. The timing of certain unusual or non-recurring items, economic conditions, wholesale product shipments, the introduction of new programs, the loss of programs or customers or other factors affecting the business may vary significantly from one year to the next. Therefore, we do not believe that net sales or operating income of Lanier Apparel for any particular quarter or the distribution of net sales and operating income for Fiscal 2017 are necessarily indicative of anticipated results for the full fiscal year or expected distribution in future years. The following table presents the percentage of net sales and operating income for Lanier Apparel by quarter for Fiscal 2017:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	22%	17%	40%	21%
Operating income (loss)	13%	3%	86%	(2)%
Southern Tide
On April 19, 2016, we acquired the Southern Tide lifestyle apparel brand. Southern Tide designs, sources, markets and distributes high-quality apparel bearing the distinctive Skipjack logo. Southern Tide offers an extensive selection of men’s shirts, pants, shorts, outerwear, ties, swimwear, footwear and accessories, as well as women's and youth collections. Launched in 2006, Southern Tide combines the modern design elements of today's youthful trends with love for the Southern culture and lifestyle. The brand has an appeal to all ages who have an appreciation for classic design, vibrant colors, a great fit and an affection for the coast. Southern Tide products can be found in independent specialty retailers, better department stores, Southern Tide Signature Stores as described below, and on our Southern Tide website, southerntide.com. During Fiscal 2017, 81% of Southern Tide's sales were wholesale sales and 19% of Southern Tide's sales were e-commerce sales.
Since the acquisition, we have been emphasizing the integration of the Southern Tide operations into our infrastructure, including integrating Southern Tide into our existing corporate infrastructure for many back-office functions and services such as accounting, treasury, credit, human resources, information technology, insurance, product quality control, factory compliance and inbound/outbound logistics. Additionally, the inventory and distribution operations of Southern Tide were transferred from a third party distribution center to our Lyons, Georgia distribution center. Southern Tide also began utilizing our Hong Kong-based sourcing operations for certain product categories starting in the Fall 2017 season. We believe that integrating these sourcing, distribution, administrative and back-office functions into our existing infrastructure allows the Southern Tide management team greater ability to focus on the consumer-facing functions of the Southern Tide business, including design, sales and marketing, while also leveraging our existing expertise in certain areas, which we believe will allow for more efficient and effective operations for the Southern Tide business in the long-term.
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
We believe that in order to take advantage of opportunities for long-term growth, we must continue to invest in the Southern Tide brand. In the near term, these investments will primarily consist of an increase in employment, advertising and other costs to support a growing wholesale business with specialty and department stores, increasing the number of Southern Tide Signature Stores and costs to enhance e-commerce and other technology capabilities. While we believe that these investments will generate long-term benefits, the investments may have a short-term negative impact on Southern Tide's operating margin given the current size of the Southern Tide business. We believe that the retail sales value of all Southern Tide branded products sold during Fiscal 2017, including our estimate of retail sales by our wholesale customers and other third party retailers, exceeded $75 million.

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
During Fiscal 2017, Southern Tide used third party buying agents for the production and sourcing of the majority of its apparel products. Southern Tide used approximately 60 suppliers with the largest individual supplier providing 15% of the Southern Tide products in Fiscal 2017. The largest 10 suppliers of Southern Tide provided 66% of the Southern Tide products acquired, while approximately 50% and 20% were sourced from China and Peru, respectively. Southern Tide continued to transition some of its product purchases from third party buying agents to our Hong Kong-based sourcing team during Fiscal 2017. We believe that Southern Tide products can generally be sourced in a more cost-effective manner through our existing internal sourcing operations than through third party buying agents.
Advertising and marketing are an integral part of the long-term strategy for the Southern Tide brand, and we therefore devote significant resources to advertising and marketing. Southern Tide's advertising attempts to engage individuals within the brand's consumer demographic and guide them on a regular basis to our e-commerce website and wholesale customers' stores in search of our products. The marketing of the Southern Tide brand includes email, internet and social media advertising as well as traditional media such as catalogs, print and other correspondence with customers and moving media and trade show initiatives. We believe that it is very important that a lifestyle brand effectively communicate with consumers on a regular basis about product offerings or other brand events in order to maintain and strengthen the brand's connections with consumers. For certain of our wholesale customers, we also provide point-of-sale materials and signage to enhance the presentation of our branded products at their retail locations and/or participate in cooperative advertising programs. Additionally, Southern Tide enters into certain co-branding arrangements for a particular cause or non-profit organization that appeals to the Southern Tide team and that it believes will resonate with its target consumers.
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
Wholesale Operations
At this time, Southern Tide's business is predominantly a wholesale business with sales to independent specialty stores, department stores and Southern Tide Signature Stores. Southern Tide's wholesale operations provide an opportunity to grow our business and have access to a large group of consumers. During Fiscal 2017, approximately 15% of Southern Tide's sales were to department stores and 5% of sales were to Southern Tide Signature Stores. Southern Tide's net sales to its ten largest wholesale customers represented about one-third of Southern Tide's net sales in Fiscal 2017, with its largest customer representing 8% of Southern Tide's net sales. Southern Tide products are available in more than 1,000 retail locations.
A key component of Southern Tide's plans for growth in wholesale distribution is sales to Signature Stores. For Signature Stores, we enter into agreements whereby we grant the other party the right to independently operate one or more stores as a Southern Tide Signature Store, subject to certain conditions, including designating substantially all the store specifically for Southern Tide products and adhering to certain trademark usage requirements. We sell products to these Southern Tide Signature Stores on a wholesale basis and do not receive royalty income associated with these sales. As of February 3, 2018, there were seven Signature Stores including three stores in North Carolina, two stores in South Carolina, one store in Florida and one store in Illinois. We anticipate approximately 10 additional Signature Stores opening in Fiscal 2018 in various locations along the east coast from Nantucket and Cape Cod in Massachusetts to Naples, Florida. In addition, we believe there is opportunity for wholesale growth for Southern Tide in women's apparel, which represented 13% of Southern Tide's net sales in Fiscal 2017.
We maintain Southern Tide apparel sales offices and showrooms in Greenville, South Carolina. Our wholesale operations for Southern Tide utilize a sales force consisting of a combination of salaried sales employees and commissioned agents.
Direct to Consumer Operations
A key component of our Southern Tide growth strategy is to expand our direct to consumer operations, which currently consist of the Southern Tide website. In the future, we may open owned retail stores; however, we do not expect to open any owned retail stores during Fiscal 2018. The Southern Tide website markets a full line of merchandise, including apparel and accessories, all presented in a manner intended to enhance the Southern Tide image, brand awareness and acceptance. We believe our Southern Tide website enables us to stay close to the needs and preferences of consumers.
In addition to off-price retailers, we also utilize the Southern Tide website as a means of liquidating discontinued or out-of-season inventory in a brand appropriate manner. During the year, we have a number of e-commerce flash clearance sales per year, which are typically in industry end of season promotional periods.
Licensing Operations
We currently license the Southern Tide trademark to licensees for certain bed, bath and tie product categories. The agreements require minimum royalty payments as well as royalty based on specified percentages of the licensee's net sales of the licensed products and provides us the right to approve all products, advertising and proposed channels of distribution. In the long term, we believe licensing may be an attractive business opportunity for Southern Tide, but opportunities may be somewhat limited until the sales volume and distribution of the Southern Tide brand expands. Once the brand is more fully established, licensing requires modest additional investment but can yield high-margin income. It also affords the opportunity to enhance overall brand awareness and exposure.
Seasonal Aspects of Business
Southern Tide's operating results are impacted by seasonality as the demand by specific product or style as well as the demand by distribution channel may vary significantly depending on the time of year. As primarily a wholesale apparel business, in which product shipments generally occur prior to the retail selling seasons, the seasonality of Southern Tide generally reflects stronger spring and fall wholesale deliveries which typically occur in our first and third quarters. The timing of certain unusual or non-recurring items, economic conditions, wholesale product shipments or other factors affecting the business may vary from one year to the next. Therefore, we do not believe that net sales or operating income of Southern Tide for any particular quarter or the distribution of net sales and operating income for Fiscal 2017 are necessarily indicative of anticipated results for the full fiscal year or expected distribution in future years. The following table presents the percentage of net sales and operating income for Southern Tide by quarter for Fiscal 2017:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	31%	23%	22%	24%
Operating income	47%	14%	23%	16%
Corporate and Other
Corporate and Other is a reconciling category for reporting purposes and includes our corporate offices, substantially all financing activities, elimination of any inter-segment sales, LIFO inventory accounting adjustments, other costs that are not allocated to the operating groups and operations of other businesses which are not included in our operating groups, including our Lyons, Georgia distribution center operations (which performs warehouse and distribution services for third parties, as well as our Southern Tide and Lanier Apparel businesses) and The Beaufort Bonnet Company ("Beaufort Bonnet") which we acquired in December 2017. Beaufort Bonnet designs, sources, markets and distributes premium childrenswear including bonnets, hats, apparel, swimwear and accessories through the Beaufort Bonnet e-commerce website, thebeaufortbonnetcompany.com, as well as wholesale specialty retailers. Our LIFO inventory pool does not correspond to our operating group definitions; therefore, LIFO inventory accounting adjustments are not allocated to operating groups.
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
PRODUCT SOURCING AND CORPORATE SOCIAL RESPONSIBILITY
We intend to maintain flexible, diversified, cost-effective sourcing operations that provide high-quality apparel products. Our operating groups, either internally or through the use of third party buying agents, source virtually all of our products from non-exclusive, third party producers located in foreign countries, with a significant concentration in Asia, or from our licensees for licensed products sold in our direct to consumer distribution channels. During Fiscal 2017, we sourced approximately 56% and 14% of our products from producers located in China and Vietnam, respectively, with no other country greater than 10%. Although we place a high value on long-term relationships with our suppliers and have used many of our suppliers for a number of years, generally we do not have long-term contracts with our suppliers. Instead, we conduct business on an order-by-order basis. Thus, we compete with other companies for the production capacity of independent manufacturers. We believe that this approach provides us with the greatest flexibility in identifying the appropriate manufacturers while considering quality, cost, timing of product delivery and other criteria. During Fiscal 2017, no individual third party manufacturer supplied more than 10% of our product purchases.
We purchase virtually all of our products from third party producers as package purchases of finished goods, which are manufactured with oversight by us or our buying agents and to our design and fabric specifications. The use of contract manufacturers reduces the amount of capital investment required by us as operating manufacturing facilities can require a significant amount of capital investment. We depend upon the ability of third party producers to secure a sufficient supply of raw materials specified by us, adequately finance the production of goods ordered and maintain sufficient manufacturing and shipping capacity rather than us providing or financing the costs of these items. We believe that purchasing substantially all of our products as package purchases allows us to reduce our working capital requirements as we are not required to purchase, or finance the purchase of, the raw materials or other production costs related to our product purchases until we take ownership of the finished goods, which typically occurs when the goods are shipped by the third party producers. In addition to purchasing products from third parties, our Lanier Apparel operating group operates an owned manufacturing facility, which is located in Merida, Mexico and produced 1% of our total company products during Fiscal 2017.
As the design, manufacture and transportation of apparel products for our brands may take as many as six months for each season, we typically make commitments months in advance of when products will arrive in our retail stores or our wholesale customers' stores. We continue to seek ways to reduce the time required from design and ordering to bringing products to our customers. As our merchandising departments must estimate our requirements for finished goods purchases for our own retail stores and e-commerce sites based on historical product demand data and other factors, and as purchases for our wholesale accounts must be committed to prior to the receipt of customer orders, we carry the risk that we have purchased more inventory than we will ultimately desire.
As part of our commitment to source our products in a lawful, ethical and socially responsible manner, each of our operating groups has implemented a code of conduct program applicable to vendors from whom we purchase goods, which includes provisions related to abiding by applicable laws as well as compliance with other business or ethical standards, including related human rights, health, safety, working conditions, environmental and other requirements. We require that each of our vendors and licensees comply with the applicable code of conduct or substantially similar compliance standards. All of our vendors from whom we purchase goods are also required by us to adhere to the United States Customs and Border Protection’s Customs-Trade Partnership Against Terrorism program, including standards relating to facility, procedural, personnel and cargo security. On an ongoing basis we assess vendors' compliance with the applicable code of conduct and applicable laws and regulations through audits performed by either our employees or our designated agents. The assessment of compliance by vendors is directed by our corporate leadership team. In the event we determine that a vendor is not abiding by our required standards, we work with the vendor to remediate the violation. If the violation is not satisfactorily remediated, we will discontinue use of the vendor.
IMPORT RESTRICTIONS AND OTHER GOVERNMENT REGULATIONS
We are exposed to certain risks as a result of our international operations as substantially all of our merchandise, as well as the products purchased by our licensing partners, is manufactured by foreign suppliers. During Fiscal 2017, we sourced approximately 56% and 14% of our products from producers located in China and Vietnam, respectively. Our imported products are subject to customs, trade and other laws and regulations governing their entry into the United States and other countries where we sell our products, including various federal, state and local laws and regulations that govern any of our activities that may have adverse environmental and health and safety effects. Noncompliance with these laws and regulations may result in significant monetary penalties.

Substantially all of the merchandise we acquire is subject to duties which are assessed on the value of the imported product and represent a component of the cost of the goods we sell. The average duty rate on products imported by us in Fiscal 2017 was approximately 15% of the product cost. Duty rates vary depending on the type of garment and its fiber content and are subject to change in future periods. In addition, while the World Trade Organization's member nations have eliminated quotas on apparel and textiles, the United States and other countries into which we import our products are still allowed in certain circumstances to unilaterally impose "anti-dumping" or "countervailing" duties in response to threats to their comparable domestic industries.
Although we have not been materially inhibited from doing business in desired markets in the past, we cannot assure that significant impediments will not arise in the future as we expand product offerings and brands and enter into new markets. In addition, in the United States, there have been examples of the United States government implementing additional duties in other industries and discussion of potential additional duties in the apparel industry and other potential changes. There is a significant amount of uncertainty related to these topics; however, it is possible that changes, if implemented, could have a significant unfavorable impact on the apparel retail industry and our cost of goods sold, operations, net earnings and cash flows. Our management regularly monitors proposed regulatory changes and the existing regulatory environment, including any impact on our operations or on our ability to import products.
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
INFORMATION TECHNOLOGIES
We believe that sophisticated information systems and functionality are important components of maintaining our competitive position and supporting continued growth of our businesses, particularly in the ever-changing consumer shopping environment. Our information systems are designed to provide effective retail store, e-commerce and wholesale operations while emphasizing efficient point-of-sale, distribution center, design, sourcing, order processing, marketing, customer relationship management, accounting and other functions. We regularly evaluate the adequacy of our information technologies and upgrade or enhance our systems to gain operating efficiencies, to provide additional consumer access and to support our anticipated growth as well as other changes in our business. We believe that continuous upgrading and enhancements to our information systems with newer technology that offers greater efficiency, functionality and reporting capabilities is critical to our operations and financial condition.
SEASONAL ASPECTS OF BUSINESS
Each of our operating groups is impacted by seasonality as the demand by specific product or style, as well as by distribution channel, may vary significantly depending on the time of year. For details of the impact of seasonality on each of our operating groups, see the business discussion of each operating group above.
As the timing of certain unusual or non-recurring items, economic conditions, wholesale product shipments, weather or other factors affecting our operations may vary from one year to the next, we do not believe that net sales or operating income for any particular quarter or the distribution of net sales and operating income for Fiscal 2017 are necessarily indicative of anticipated results for the full fiscal year or expected distribution in future years. Our third quarter has historically been our smallest net sales and operating income quarter and that result is expected to continue. The following table presents our percentage of net sales and operating results by quarter for Fiscal 2017:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	25%	26%	22%	27%
Operating income	35%	42%	1%	22%

ORDER BACKLOG
As two-thirds of our sales are direct to consumer sales, which are not reflected in an order backlog, and the order backlog for wholesale sales may be impacted by a variety of factors, we do not believe that order backlog information is necessarily indicative of sales to be expected for future periods. Therefore, we believe the order backlog is not material for an understanding of our business taken as a whole. Further, as our sales continue to shift towards direct to consumer rather than wholesale sales, the order backlog will continue to be less meaningful as a measure of our future sales and results of operations.
EMPLOYEES
As of February 3, 2018, we employed approximately 5,900 persons, of whom approximately 85% were employed in the United States. Approximately 70% of our employees were retail store and restaurant employees. We believe our employee relations are good.
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

We operate in a highly competitive industry which is evolving very rapidly; our ability to execute our direct to consumer and portfolio-level strategies and/or transform our operations in light of shifts in consumer shopping behavior subjects us to risks that could adversely affect our financial results and operations.

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

The highly competitive apparel industry is characterized by low barriers to entry. There are an abundant and rapidly growing number of domestic and foreign apparel designers, manufacturers, distributors, importers, licensors and retailers, some of whom are also our customers, and some of whom may be significantly larger, are more diversified and/or have significantly greater financial resources than we do. Competitive factors within the apparel industry may result in reduced sales, increased costs, lower prices for our products and/or decreased margins.

One of our key initiatives has been to grow our branded businesses through distribution strategies that allow our consumers to access our brands whenever and wherever they choose to shop. Our success depends to a large degree on our ability to introduce new retail, restaurant and other concepts and products; identify suitable locations with the proper consumer demographics and suitable economic structures; establish the infrastructure necessary to support growth; source appropriate levels of inventory; hire and train qualified personnel; anticipate and implement innovations in sales and marketing technology to align with our consumers’ shopping preferences; maintain brand specific websites, mobile applications and other social media presence that offer the functionality and security customers expect; and enhance our advertising and marketing activities effectively to maintain our current customers and attract and introduce new ones to our brands and offerings.

The retail apparel market is evolving very rapidly and in ways that are having a disruptive impact on traditional fashion retailers. This includes greater transparency for consumers in product pricing and competitive offerings from competing brands as a result of technological advances; continued declines in retail traffic for traditional fashion retailers, particularly mall-based retailers who have historically relied on the appeal of department stores to attract consumers, as consumers find new ways to shop; the entry by large e-commerce retailers and others with significant financial resources and enhanced distribution capabilities into the fashion retail space; increased investment in technology and multi-channel distribution strategies by large, traditional bricks and mortar and big box retailers; ongoing success in off-price and fast fashion channels of distribution, in particular those who offer brand label products at clearance; and increased promotional activities, both online and in-store, by department stores and traditional fashion retailers seeking to remain competitive, and in some cases viable, in the current retail environment.

Any inability on our part to properly manage the competitive challenges in our industry and effectively adapt to the evolving consumer shopping behavioral trends may result in lost sales and/or adversely impact our results of operations, reputation and credibility.

Our success depends on the reputation and value of our brands; any failure to maintain the reputation or value of our brands and/or to offer innovative, fashionable and desirable products could adversely affect our business operations and financial condition.

Our success depends on the reputation and value of our brand names. The value of our brands could be diminished by actions taken by us or by our wholesale customers or others who have an interest in the brands. Actions that could cause harm to our brands include failing to respond to emerging fashion trends or meet consumer quality expectations; selling products bearing our brands through distribution channels that are inconsistent with the retail channels in which our customers expect to find those brands; becoming overly promotional; or setting up consumer expectations for promotional activity for our products. Customer acquisition in today’s technology-driven retail environment is critical. We are becoming more reliant on social media as one of our marketing strategies, and the value of our brands could be adversely affected if we do not effectively communicate our brand message through social media vehicles that interface with our consumers in “real-time.”

During Fiscal 2017, Tommy Bahama’s and Lilly Pulitzer’s net sales represented 63% and 23%, respectively, of our consolidated net sales. The significant concentration in our portfolio heightens the risks we face if one of these brands fails to meet our expectations and/or is adversely impacted by actions we or third parties take with respect to that brand or by competitive conditions in the apparel industry.

Although certain of our products carry over from season to season, the apparel industry is subject to rapidly changing fashion trends and shifting consumer demands. Due to the competitive nature of the apparel industry, there can be no assurance that the demand for our products will not decline or that we will be able to successfully evaluate and adapt our products to align with consumer preferences and changes in consumer demographics. Any failure on our part to develop and market appealing products could harm the reputation and desirability of our brands and products and/or result in weakened financial performance.

We also license many of our brand names to third party licensees, including for purposes of developing and marketing products outside of our core categories, for purposes of retail and/or wholesale distribution of our products in international and/or local markets, including our Lilly Pulitzer Signature Stores and Southern Tide Signature Stores, and to introduce new concepts outside our core expertise. While we enter into comprehensive license and similar collaborative agreements with these third parties covering product design, product quality, brand standards, sourcing, distribution, operations, manufacturing and/or marketing requirements and approvals, there can be no guarantee our brands will not be negatively impacted through our association with products or concepts outside of our core apparel products, by the market perception of the third parties with whom we associate and/or due to the actions of a licensee. The improper or detrimental actions of a licensee could significantly impact the perception of our brands.

In addition, we cannot always control the marketing and promotion of our products by our wholesale customers, licensees or other third parties, and actions by such parties that are inconsistent with our own marketing efforts and practices or that otherwise adversely affect the appeal of our products could diminish the value or reputation of one or more of our brands and have an adverse effect on our sales and business operations.

We have a robust legal and social compliance program for our third party manufacturers and vendors, including codes of conduct and vendor compliance standards. The reputation of our brands could be harmed if these third parties, substantially all of which are located outside the United States, fail to meet appropriate product safety, product quality and social compliance standards. Despite our efforts, we cannot ensure that our manufacturers and vendors will at all times conduct their operations in accordance with ethical practices or that the products we purchase will always meet our safety and quality control standards. Any violation of our applicable codes of conduct or local laws relating to labor conditions by our manufacturers or vendors or other actions or failures by us or such parties may result in a negative public perception of our brands or products, as well as disrupt our supply chain, which may adversely affect our business operations.

Our business and financial condition are heavily influenced by general economic conditions, which are outside of our control.

We are a consumer products company and are highly dependent on consumer discretionary spending and retail traffic patterns. The levels of demand for apparel products change as regional, domestic and international economic conditions change. Demand for our products may be significantly impacted by trends in consumer confidence and discretionary consumer spending patterns, which may be influenced by employment levels; recessions; inflation; fuel and energy costs; interest rates; tax rates; personal debt levels; savings rates; stock market and housing market volatility; shifting social ideology; natural disasters and/or weather patterns; and general uncertainty about the future. The factors impacting consumer confidence and discretionary consumer spending patterns are outside of our control and difficult to predict, and, often, the apparel industry experiences longer periods of recession and greater declines than the general economy. Any decline in consumer confidence or change in discretionary consumer spending patterns could reduce our sales and/or adversely affect our business and financial condition.

Additionally, significant changes in the operations or liquidity of any of the parties with which we conduct our business, including suppliers, customers, trademark licensees and lenders, among others, now or in the future, or in the access to capital markets for any such parties, could result in lower demand for our products, lower sales, higher costs, greater credit risk on our sales or other disruptions in our business.

Loss of one or more of our key wholesale customers, or a significant adverse change in a customer’s financial performance or financial position, could negatively impact our net sales and profitability.

We generate a significant percentage of our wholesale sales from a few key customers. For example, during Fiscal 2017, 44% of our consolidated wholesale sales, or 15% of our consolidated net sales, were to our five largest customers. Over the last several years, there have been significant levels of store closures and bankruptcies and financial restructurings by department stores and other large retailers, particularly as the retail industry has transitioned more towards online and mobile transactions; increased prevalence and emphasis on private label products at large retailers; direct sourcing of products by large retailers; consolidation of a number of retailers; and increased competition experienced by our wholesale customers from online competitors. A decrease in the number of stores that carry our products, restructuring of our customers’ operations, continued store closures by major department stores, direct sourcing and greater leverage by customers, realignment of customer affiliations or other factors could negatively impact our net sales and profitability.

We generally do not have long-term contracts with our wholesale customers. Instead, we rely on long-standing relationships with these customers, the appeal of our brands and our position within the marketplace. As a result, purchases generally occur on an order-by-order basis, and each relationship can typically be terminated by either party at any time. A decision by one or more of our key wholesale customers to terminate its relationship with us or to reduce its purchases from us, whether motivated by competitive considerations, quality or style issues, financial difficulties, economic conditions or otherwise, could adversely affect our net sales and profitability, as it would be difficult to immediately, if at all, replace this business with new customers, reduce our operating costs or increase sales volumes with other existing customers. In addition, as department stores and other large retailers become more promotional, we continuously evaluate our sales to certain wholesale channels of distribution, for brand protection or otherwise, and in some cases have terminated or curtailed our sales to those customers and may continue to do so, which impacts our net sales and profitability.

We also extend credit to most of our key wholesale customers without requiring collateral, which results in a large amount of receivables from just a few customers. At February 3, 2018, our five largest outstanding customer balances represented $31 million, or 46% of our consolidated receivables balance. Companies in the apparel industry, including some of our customers, may experience financial difficulties, including bankruptcies, restructurings and reorganizations, tightened credit markets and/or declining sales and profitability. A significant adverse change in a customer’s financial position or ability to satisfy its obligations to us could cause us to limit or discontinue business with that customer, require us to assume greater credit risk relating to that customer’s receivables or limit our ability to collect amounts related to shipments to that customer.

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

We source substantially all of our products from non-exclusive, third party producers located in foreign countries, including sourcing approximately 56% and 14% of our product purchases from China and Vietnam, respectively, during Fiscal

2017. Although we place a high value on long-term relationships with our suppliers, generally we do not have long-term supply contracts but, instead, conduct business on an order-by-order basis. Therefore, we compete with other companies for the production capacity of independent manufacturers. We also depend on the ability of these third party producers to secure a sufficient supply of raw materials, adequately finance the production of goods ordered and maintain sufficient manufacturing and shipping capacity, and in some cases, the products we purchase and the raw materials that are used in our products are available only from one source or a limited number of sources. Although we monitor production in third party manufacturing locations, we cannot be certain that we will not experience operational difficulties with our manufacturers, such as the reduction of available production capacity, errors in complying with product specifications, insufficient quality control, failures to meet production deadlines or increases in manufacturing costs. Such difficulties may negatively impact our ability to deliver quality products to our customers on a timely basis. This would jeopardize our ability to properly merchandise our direct to consumer channels and service our customers, which may, in turn, have a negative impact on our customer relationships and result in lower net sales and profits.

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

In addition, the current political landscape has introduced significant uncertainty with respect to future trade regulations and existing international trade agreements. This includes the possibility of imposing tariffs or penalties on products manufactured outside the United States, including the March 22, 2018 announcement of the United States government’s institution of a 25% tariff on a range of products from China. We cannot predict whether, and to what extent, there may be changes to international trade agreements or whether quotas, duties, tariffs, exchange controls or other restrictions on our products will be changed or imposed. If we are unable to source our products from the countries where we wish to purchase them, either because of such regulatory changes or for any other reason, or if the cost of doing so increases, it could have a material adverse effect on our business, financial condition and results of operations.

Cybersecurity attacks and/or breaches of information security or privacy could disrupt our operations, cause us to incur additional expenses, expose us to litigation and/or cause us financial harm.

Cybersecurity attacks continue to become increasingly sophisticated, and experienced computer programmers and hackers may be able to penetrate our network security and misappropriate or compromise our confidential information or disrupt our systems. We are regularly the subject of attempts by attackers to gain unauthorized access to our networks, systems, and data, or to obtain, change, or destroy confidential information. In addition, customers may use devices or software that are beyond our control environment to purchase our products, which may provide additional avenues for attackers to gain access to confidential information.

Despite our implementation of security measures, if an actual or perceived data security breach occurs, whether as a result of cybersecurity attacks, computer viruses, vandalism, human error or otherwise, or if there are perceived vulnerabilities in our systems, the image of our brands and our reputation and credibility could be damaged, and, in some cases, our continued operations may be impaired or restricted. The costs to eliminate or alleviate cyber or other security problems and vulnerabilities, including to comply with security or other measures under state, federal and international laws governing the unauthorized disclosure of confidential information or to resolve any litigation, and to enhance cybersecurity protection through organizational changes, deploying additional personnel and protection technologies, training employees and engaging third party experts and consultants could be significant and result in significant financial losses and expenses, as well as lost sales.

As an ongoing part of our business operations, including direct to consumer transactions and marketing through various social media tools, we regularly collect and utilize sensitive and confidential personal information, including of our customers, employees and suppliers. The routine operation of our business involves the storage and transmission of customer personal information and preferences, and we use social media and other online and technology-driven marketing and related activities to connect with our customers. The regulatory environment governing our use of individually identifiable data of customers, employees and others is complex, and the security of personal information is a matter of public concern.

As part of our routine operations, we also contract with third party service providers to store, process and transmit personal information of our employees and customers. Although we contractually require that these providers implement reasonable security measures, we cannot control third parties and cannot guarantee that a security breach will not occur at their location or within their systems. Privacy breaches of confidential information stored or used by our third party service providers or disruptions in their systems may expose us to the same risks as a breach of our own systems, including negative publicity, potential out-of-pocket costs and adverse effects on our business and customer relationships.

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

Our operations are reliant on information technology and any interruption or other failure, including an inability to timely upgrade our systems, may impair our ability to provide products to our customers, efficiently conduct our operations and/or meet the needs of our management.

The efficient operation of our business is dependent on information technology. Information systems are used in all stages of our operations and as a method of communication with our customers, service providers and suppliers. Many of our information technology solutions are operated and/or maintained by third parties, including our use of cloud-based solutions. Additionally, each of our operating groups utilizes e-commerce websites, point-of-sale systems and wholesale ordering systems to sell goods. Our management also relies on information systems to provide relevant and accurate information in order to allocate resources and forecast and report our operating results. Service interruptions may occur as a result of a number of factors, including power outages, consumer traffic levels, computer viruses, hacking or other unlawful activities by third parties, disasters or failures to properly install, upgrade, integrate, protect, repair or maintain our various systems and e-commerce websites. We regularly evaluate upgrades or enhancements to our information systems to more efficiently and competitively operate our businesses. We may experience difficulties during the implementation, upgrade or subsequent operation of our systems and/or not be equipped to address system problems. Any material disruption in our information technology solutions, or any failure to timely, efficiently and effectively integrate new systems, could have an adverse effect on our business or results of operations.

In addition, as our business continues to grow and we face new challenges in the current retail environment, we evaluate our systems on an ongoing basis to ensure they meet our business needs and, as needed, replace and/or upgrade those systems, which may be expensive undertakings. We must, however, be diligent in our evaluation of these systems, as reliance on outdated technology may inhibit our ability to operate efficiently, which could adversely affect our financial condition and results of operations. As we transition to new systems, we may also face certain challenges, including the loss of certain functionality, information from our legacy systems and efficient interfaces with third party and continuing systems. Temporary processes or solutions, including manual operations, which may be required to be instituted in the short term could also significantly increase the risk of loss or corruption of data and information. All of these events could have a material adverse effect on our financial conditions and results of operations.

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

Our senior management has substantial experience and expertise in the apparel and related industries, with our Chairman and Chief Executive Officer Mr. Thomas C. Chubb III having worked with our company for nearly 30 years, including in various executive management capacities. Our success depends on disciplined execution at all levels of our organization, including our senior management, and continued succession planning. Competition for qualified personnel in the apparel industry is intense, and we compete to attract and retain these individuals with other companies that may have greater financial resources than us. While we believe that we have depth within our management team, the unexpected loss of any of our senior management, or the unsuccessful integration of new leadership, could harm our business and financial performance. In addition, we may be unable to retain or recruit qualified personnel in key areas such as product design, sales, marketing (including individuals with key insights into digital and social media marketing strategies), distribution, technology, sourcing and other support functions, which could result in missed sales opportunities and harm to key business relationships.

We rely on our primary distribution facilities in order to support our direct to consumer and wholesale operations, meet customer expectations, manage inventory, complete sales and achieve operating efficiencies, and any disruption or failure in these facilities may materially adversely affect our business or operations.

We may have a greater risk than our peers due to the concentration of our distribution facilities, as substantially all of our products for each operating group are distributed through one or two principal distribution centers. The primary distribution facilities that we operate are: a distribution center in Auburn, Washington for our Tommy Bahama products; a distribution center in King of Prussia, Pennsylvania our Lilly Pulitzer products; distribution centers in Toccoa, Georgia and Lyons, Georgia for our Lanier Apparel products; and a distribution center in Lyons, Georgia for our Southern Tide products. Each of these distribution centers relies on computer-controlled and automated equipment, which may be subject to a number of risks. Our ability to support our direct to consumer operations, meet customer expectations, manage inventory and achieve objectives for operating efficiencies depends on the proper operation of these distribution facilities, each of which manages the receipt, storage, sorting, packing and distribution of finished goods.

If any of our primary distribution facilities were to shut down or otherwise become inoperable or inaccessible for any reason, including as a result of natural or man-made disasters, cybersecurity attacks, computer viruses or otherwise, if our distribution facilities fail to upgrade their technological systems to ensure efficient operations or if we are unable to receive goods in a distribution center or to ship the goods in a distribution center, as a result of a technology failure or otherwise, we could experience a reduction in sales, a substantial loss of inventory, higher costs, insufficient inventory at our retail stores to meet consumer expectations and longer lead times associated with the distribution of our products. In addition, for the distribution facilities that we operate, there are substantial fixed costs associated with these large, highly automated distribution centers, and we could experience reduced operating and cost efficiencies during periods of economic weakness. Any disruption to our distribution facilities or in their efficient operation could negatively affect our operating results and our customer relationships.

We may be unable to grow our business through organic growth, and any failure to successfully execute this aspect of our business strategy may have a material adverse effect on our business, financial condition, liquidity and results of operations.

One key component of our business strategy is organic growth in our brands. Organic growth may be achieved by, among other things, increasing sales in our direct to consumer channels; selling our products in new markets; increasing our market share in existing markets; expanding the demographic appeal of our brands; expanding our margins through product cost reductions, price increases, or otherwise; expanding the customer reach of our brands through new and enhanced advertising initiatives; and increasing the product offerings within our various operating groups. Successful growth of our business is subject to, among other things, our ability to implement plans for expanding and/or maintaining our existing businesses and categories within our businesses at satisfactory levels. We may not be successful in achieving suitable organic growth, and our inability to grow our business may have a material adverse effect on our business, financial condition, liquidity and results of operations.

At the beginning of Fiscal 2017, we announced initiatives to improve Tommy Bahama’s operating performance and long-term growth prospects. These initiatives, which included an enhanced outlet and clearance strategy, improving gross margin through selective price increases and reducing product costs and controlling operating expenses, while at the same time focusing on growing revenues through new product line and marketing initiatives, are discussed in Part I, Item 1. Business included in this report. While we saw improvements in Tommy Bahama’s operating performance during Fiscal 2017, any strategic initiative of this nature is inherently challenging and faces significant potential risks. We may be unable to continue the upward trajectory we saw at Tommy Bahama in Fiscal 2017, which may adversely affect our ability to achieve long-term sustainable growth while at the same time detracting from our focus and execution of other strategic initiatives.

In addition, investments we make in technology, advertising and infrastructure, retail stores and restaurants, office and distribution center facilities, personnel and elsewhere may not yield the full benefits we anticipate and/or sales growth may be outpaced by increases in operating costs, putting downward pressure on our operating margins and adversely affecting our results of operations. If we are unable to increase our sales growth targets organically, we may be required to pursue other strategic initiatives, including reductions in costs and/or acquisitions, in order to grow our business. These initiatives may not be available to us on desirable terms, inhibiting our ability to increase profitability.

The acquisition of new businesses and the divestiture or discontinuation of businesses and product lines have certain inherent risks, including, for example, strains on our management team and unexpected costs and other charges resulting from the transaction.

Growth of our business through acquisitions of lifestyle brands that fit within our business model is a component of our business strategy. For example, during Fiscal 2017, we acquired Beaufort Bonnet, a premium childrenswear brand selling bonnets, hats, apparel, swimwear and accessories, as well as the operations associated with 12 Lilly Pulitzer Signature Stores. Acquisitions involve numerous risks, including: the competitive climate for desirable acquisition candidates, which drives market multiples; the benefits of the acquisition not materializing as planned or not materializing within the time periods or to the extent anticipated; our ability to manage the people and processes of an acquired business; difficulties in retaining key relationships with customers and suppliers; risks in entering geographic markets and/or product categories in which we have no or limited prior experience; the assumption of contractual and other liabilities, some of which may not be known at the time of acquisition; and the possibility that we pay more to consummate an acquisition than the value we derive from the acquired business. Additionally, acquisitions may cause us to incur debt, or make dilutive issuances of our equity securities.

As described in Note 1 in our consolidated financial statements included in this report, at the time of an acquisition, we estimate and record the fair value of purchased intangible assets, such as trademarks, reacquired rights and customer relationships, and record goodwill generally to the extent the cost to acquire a business exceeds our assessment of the net fair value of tangible and intangible assets. We test indefinite-lived intangible assets and goodwill for possible impairment as of the first day of the fourth quarter of each fiscal year, or at an interim date if indicators of impairment exist at that date. It is possible that we could have an impairment charge for goodwill or intangible assets associated with an acquired business in future periods if, among other things, economic conditions decline, our strategies for an acquired business change, the results of operations of an acquired business are less than anticipated at the time of acquisition or enterprise values of comparable publicly traded companies decline. A future impairment charge for goodwill or intangible assets could have a material adverse effect on our consolidated financial position or results of operations.

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

Certain acquisitions may also be structured utilizing contingent consideration based on the acquired business’ post-closing results. The principals from whom we acquired such a business, many of whom would likely continue to operate the business as our employees, may have differing interests than those of our shareholders because of such arrangements.

In addition, integrating acquired businesses is a complex, time-consuming and expensive process. The integration process for newly acquired businesses could create a number of challenges and adverse consequences for us associated with the integration of product lines, support functions, employees, sales teams and outsourced manufacturers; employee turnover, including key management and creative personnel of the acquired and existing businesses; disruption in product cycles for newly acquired product lines; maintenance of acceptable standards, controls, procedures and policies; operating business in new geographic territories; diversion of the attention of our management from other areas of our business; and the impairment of relationships with customers of the acquired and existing businesses. Merger and acquisition activity is inherently risky, and we cannot be certain that any acquisition will be successful and will not materially harm our business, operating results or financial condition.

As the fashion retail environment evolves, our investment criteria for acquisitions has grown to include smaller brands, such as Beaufort Bonnet, in an earlier stage of the brand’s life cycle, where we can more fully integrate the brand into our existing infrastructure and shared services functions and better leverage our resources. While acquisitions of these smaller brands may have a smaller upfront purchase price, the limited operating history, less experienced management teams and less sophisticated systems, infrastructure and relationships generally associated with such brands may heighten the risks associated with acquisitions generally, including the heightened risk that the target company may be unable to achieve the projected financial results anticipated.

From time to time, we also divest or discontinue businesses, product lines and/or programs that do not align with our strategy or provide the returns that we expect or desire. Such dispositions and/or discontinuations may result in underutilization of our retained resources if the exited operations are not replaced with new lines of business, either internally or through acquisition. In addition, we may become responsible for unexpected liabilities, some of which may be triggered or increased by a purchaser’s operation of the disposed business following the transaction. Those liabilities combined with any other liabilities we contractually retain, individually or in the aggregate, could adversely affect our financial condition and results of operations.

Our business is subject to various federal, foreign, state and local laws and regulations, and the costs of compliance with, or the violation of, such laws and regulations could have an adverse effect on our costs or operations.

In the United States, we are subject to stringent standards, laws and other regulations, including those relating to health, product performance and safety, labor, employment, privacy and data security, anti-bribery, consumer protection, taxation, customs, logistics and similar operational matters. In addition, operating in foreign jurisdictions requires compliance with similar laws and regulations. These laws and regulations, in the United States and abroad, are complex and often vary widely by jurisdiction, making it difficult for us to ensure that we are currently or will in the future be compliant with all applicable laws and regulations. We may be required to make significant expenditures or modify our business practices to comply with existing or future laws or regulations, and unfavorable resolution to litigation or a violation of applicable laws and regulations by us, or any of our suppliers or licensees, may restrict our ability to import products, require a recall of our products, lead to fines or otherwise increase our costs, negatively impact our ability to attract and retain employees, materially limit our ability to operate our business or result in adverse publicity. Compliance with these laws and regulations requires us to devote time and management resources, and to update our processes and programs, in response to newly implemented or changing regulatory requirements, all of which could affect the manner in which we operate our business or adversely affect our results of operations.

From time to time, we are involved in litigation matters, which may relate to consumer protection, employment practices and intellectual property infringement and which may include a class action, and are subject to various claims and pending or threatened lawsuits in the ordinary course of our business operations. Often, these cases raise complex factual and legal issues and, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of any such proceedings. Regardless of the outcome or whether the claims have merit, legal proceedings may be expensive and require significant management time.

Also, the restaurant industry requires compliance with a variety of federal, state and local regulations. In particular, all of our Tommy Bahama restaurants, including our Marlin Bar concept, serve alcohol and, therefore, maintain liquor licenses. Our ability to maintain our liquor licenses depends on our compliance with applicable laws and regulations. The loss of a liquor license would adversely affect the profitability of that restaurant. Additionally, as a participant in the restaurant industry, we face risks related to food quality, food-borne illness, injury, health inspection scores and labor relations. The negative impact of adverse publicity relating to allegations of violations at one of our restaurants may extend beyond the restaurant involved to affect some or all of the other restaurants, as well as the image of the Tommy Bahama brand as a whole.

Regardless of whether any allegations of violations of the laws and regulations governing our business are valid or whether we ultimately become liable, we may be materially affected by negative publicity associated with these and other issues, such as those relating to our social responsibility initiatives.

Our business could be harmed if we fail to maintain proper inventory levels.

Many factors, such as economic conditions, fashion trends, consumer preferences, the financial condition of our wholesale customers and weather, make it difficult to accurately forecast demand for our products. In order to meet the expected demand for our products in a cost-effective manner, we make commitments for production several months prior to our receipt of these goods and often in advance of firm commitments, if any, from wholesale customers. Depending on the demand levels for our products, we may be unable to sell the products we have ordered or that we have in our inventory, which may result in inventory markdowns or the sale of excess inventory at discounted prices and through off-price channels. These events could significantly harm our operating results and impair the image of our brands. Conversely, if we underestimate demand for our products or if we are unable to access our products when we need them, for example due to a third party manufacturer’s inability to source materials or produce goods in a timely fashion or as a result of delays in the delivery of products to us, we may experience inventory shortages, which might result in unfilled orders, negatively impact customer relationships, diminish brand loyalty and result in lost sales, any of which could harm our business.

We may be unable to protect our trademarks and other intellectual property.

We believe that our trademarks and other intellectual property, as well as certain contractual arrangements, including licenses, and other proprietary intellectual property rights, have significant value and are important to our continued success and our competitive position due to their recognition by retailers and consumers. In Fiscal 2017, 92% of our consolidated net sales were attributable to branded products for which we own the trademark. Therefore, our success depends to a significant degree on our ability to protect and preserve our intellectual property. We rely on laws in the United States and other countries to protect our proprietary rights. However, we may not be able to sufficiently prevent third parties from using our intellectual property without our authorization, particularly in those countries where the laws do not protect our proprietary rights as fully as in the United States. The use of our intellectual property or similar intellectual property by others could reduce or eliminate any competitive advantage we have developed, causing us to lose sales or otherwise harm the reputation of our brands.

We devote significant resources to the registration and protection of our trademarks and to anti-counterfeiting efforts. Despite these efforts, we regularly discover products that infringe on our proprietary rights or that otherwise seek to mimic or leverage our intellectual property. Counterfeiting and other infringing activities typically increase as brand recognition increases, especially in markets outside the United States. Counterfeiting and other infringement of our intellectual property could divert away sales, and association of our brands with inferior counterfeit reproductions or third party labels could adversely affect the integrity and reputation of our brands.

Additionally, there can be no assurance that the actions that we have taken will be adequate to prevent others from seeking to block sales of our products as violations of proprietary rights. As we extend our brands into new product categories and new product lines and expand the geographic scope of the manufacture, distribution and marketing of our brands’ products, we could become subject to litigation or challenge based on allegations of the infringement of intellectual property rights of third parties, including by various third parties who have acquired or claim ownership rights in some of our trademarks internationally. In the event a claim of infringement against us is successful or would otherwise affect our operations, we may be required to pay damages, royalties, license fees or other costs to continue to use intellectual property rights that we had been using, or we may be unable to obtain necessary licenses from third parties at a reasonable cost or within a reasonable time. Litigation and other legal action of this type, regardless of whether it is successful, could result in substantial costs to us and diversion of the attention of our management and other resources.

Fluctuations and volatility in the cost and availability of raw materials, labor and freight may materially increase our costs.

We and our third party suppliers rely on the availability of raw materials at reasonable prices. The principal fabrics used in our business are cotton, linens, wools, silk, other natural fibers, synthetics and blends of these materials. The prices paid for these fabrics depend on the market price for raw materials used to produce them. The cost of the materials that are used in our manufacturing process, such as oil-related commodity prices and other raw materials, such as dyes and chemicals, and other costs, can fluctuate. We historically have not entered into any futures contracts to hedge commodity prices, and in recent years, we have seen significant variability in the costs of certain raw materials, including cotton. These pricing fluctuations could continue in future years.

We have also seen increases in the cost of labor at many of our suppliers in recent years, particularly with the growth of the middle class in certain countries, as well as in freight costs. In China, for example, apparel manufacturers have experienced increased costs due to labor shortages and other factors, and these increased costs are often passed on to us. Although we attempt to mitigate the effect of increases in our cost of goods sold through sourcing initiatives and by selectively increasing the prices of our products, these product costing pressures, as well as other variable cost pressures, may materially increase our costs, and we may be unable to fully pass on these costs to our customers.

As of February 3, 2018, we had approximately 5,900 employees worldwide, including 4,500 retail store and restaurant employees. The employment and employment-related costs associated with our employees are a significant component in our SG&A, particularly of our retail store and restaurant operations. Employment costs are affected by various federal, state and foreign laws governing matters such as minimum wage rates, overtime compensation and other requirements. For example, in recent years, there has been significant political pressure and legislative action to increase the minimum wage rate in many of the jurisdictions within which our stores are located. Although we have not thus far been materially affected by these legislative increases in minimum wage rates, any increases in our employment costs, as a result of continued increases in minimum wage rates or otherwise, may materially increase our costs, reduce the profitability or expected profitability of our retail and restaurant operations, and/or adversely impact our results of operations.

We are subject to risks associated with leasing real estate for our retail stores and restaurants, which generally consist of long-term leases negotiated at prevailing market rents.

An integral part of our strategy has been to develop and operate retail stores and restaurants for certain of our lifestyle brands. Net sales from our retail stores and restaurants were 47% of our consolidated net sales during Fiscal 2017.

We lease all of our retail store and restaurant locations. Successful operation of our retail stores and restaurants depends, in part, on our ability to identify desirable, brand appropriate locations; the overall ability of the location to attract a consumer base sufficient to make store sales volume profitable; our ability to negotiate satisfactory lease terms and employ qualified personnel; and our ability to timely construct and complete any build-out and open the location in accordance with our plans. A decline in the volume of consumer traffic at our retail stores and restaurants, due to economic conditions, shifts in consumer shopping preferences or technology, a decline in the popularity of malls or lifestyle centers in general or at those in which we operate, the closing of anchor stores or other adjacent tenants or otherwise, could have a negative impact on our sales, gross margin and results of operations. In addition, as and when we seek to open new retail stores and restaurants, we compete with others for favorable locations, lease terms and desired personnel. As consumer shopping patterns continue to negatively impact bricks and mortar retail traffic generally, the competition for premium retail space in long-term sustainable locations continues to increase. Our growth may be limited if we are unable to identify new locations with consumer traffic sufficient to support a profitable sales level or the local market reception to a new retail store opening is inconsistent with our expectations.

Our retail store and restaurant leases generally represent long-term financial commitments, with substantial costs at lease inception for a location’s design, leasehold improvements, fixtures and systems installation. On an ongoing basis, we review the financial performance of each of our retail and restaurant locations in order to determine whether continued operation of that location is appropriate. Even if we determine that it is desirable to exit a particular location, the long-term nature and financial commitments of our real property leases may result in us being unable to close an underperforming location due to continuous use clauses and/or because negotiating an early termination would be cost prohibitive. In addition, due to the fixed-cost structure associated with these operations, negative cash flows or the closure of a retail store or restaurant could result in write-downs of inventory, impairment of leasehold improvements, impairment of other long-lived assets, severance costs, lease termination costs or the loss of working capital, which could adversely impact our business and financial results. Furthermore, as each of our leases expire, we may be unable to negotiate renewals, either on commercially acceptable terms or at all, which could force us to close retail stores and/or restaurants in desirable locations.

Our geographic concentration of retail stores, restaurants and wholesale customers for certain of our brands exposes us to certain regional risks.

Our retail locations and restaurants are heavily concentrated in certain geographic areas in the United States, including Florida, California, Texas and Hawaii for our Tommy Bahama operations (74 out of 144 domestic stores and 14 of our 17 domestic restaurants in these states as of February 3, 2018) and Florida, Massachusetts and Virginia for our Lilly Pulitzer operations (27 out of 57 retail stores as of February 3, 2018). Additionally, the wholesale sales for each of Tommy Bahama, Lilly Pulitzer and Southern Tide experience geographic concentration, including in geographic areas where we have concentrations of our own retail store locations. Due to these concentrations, we have heightened exposure to factors that impact these regions, including general economic conditions, weather patterns, natural disasters, changing demographics and other factors.

Our operations may be affected by changes in weather patterns, natural or man-made disasters, war, terrorism or other catastrophes.

Our sales volume and operations may be adversely affected by unseasonable or severe weather conditions, natural or man-made disasters, war, terrorist attacks, including heightened security measures and responsive military actions, or other catastrophes which may cause consumers to alter their purchasing habits or result in a disruption to our operations. Because of the seasonality of our business, the concentration of a significant proportion of our retail stores and wholesale customers in certain geographic regions, including a resort and/or coastal focus in Tommy Bahama’s and Lilly Pulitzer’s operations, the concentration of our sourcing operations and the concentration of our distribution center operations, the occurrence of such events could disproportionately impact our business, financial condition and operating results.

We hold licenses for the use of other parties’ brand names, and we cannot guarantee our continued use of such brand names or the quality or salability of such brand names.

We have entered into license and design agreements to use certain trademarks and trade names, such as Kenneth Cole, Dockers, Geoffrey Beene, Nick Graham and Cole Haan, to market some of our products. During Fiscal 2017, sales of products bearing brands licensed to us accounted for 6% of our consolidated net sales and 61% of Lanier Apparel’s net sales. When we enter into these license and design agreements, they generally provide for short contract durations (typically three to five years); these agreements may include options to extend the term of the contract but, when available, are generally subject to our satisfaction of certain contingencies (e.g., minimum sales thresholds) that may be difficult for us to satisfy. Competitive conditions for the right to use popular trademarks means that we cannot guarantee that we will be able to renew these licenses on acceptable terms upon expiration, that the terms of any renewal will not result in operating margin pressures or reduced profitability or that we will be able to acquire new licenses to use other desirable trademarks. The termination or expiration of a license agreement would cause us to lose the sales and any associated profits generated pursuant to such license, which could be material, and in certain cases could also result in an impairment charge for related assets, leave us with underutilized overhead and/or adversely impact existing synergies.

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

Our international direct to consumer and licensing operations may continue to adversely impact our results of operations and present other risks that could have a material adverse effect on our business and financial position.

Starting in 2010 and 2011, we focused on expanding Tommy Bahama’s direct to consumer operations in international markets, notably the Asia-Pacific region and Canada. The operations in the Asia-Pacific region initially generated significant operating losses, and we have continued to curtail those operations since Fiscal 2015 to focus on alternative opportunities to present the Tommy Bahama brand in various international markets. We continue to operate stores in Australia, as well as two locations in Japan. Other than those locations, we have closed all our Asia-Pacific retail stores as of February 3, 2018. Although we have made significant strides in improving the operating results for Tommy Bahama’s direct to consumer operations in the Asia-Pacific region and expect to continue to see improving results, those losses will continue to adversely impact our results of operations and put downward pressure on our operating margin in the near-future.

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

As a global apparel company, we may experience fluctuations in our tax liabilities and effective tax rate.

As a global apparel company, we are subject to income taxes in the United States and various foreign jurisdictions. We record our income tax liability based on an analysis and interpretation of local tax laws and regulations, which requires a significant amount of judgment and estimation. In addition, we may from time to time modify our operations in an effort to minimize our global income tax exposure. Our effective income tax rate in any particular period or in future periods may be affected by a number of factors, including a shift in the mix of revenues, income and/or losses among domestic and international sources during a year or over a period of years; changes in tax laws and regulations and/or international tax treaties; the outcome of income tax audits in various jurisdictions; the difference between the income tax deduction and the previously recognized income tax benefit related to the vesting of equity-based compensation awards; and the resolution of uncertain tax positions, any of which could adversely affect our effective income tax rate and profitability.

In December 2017, the United States government enacted comprehensive tax legislation known as the Tax Cuts and Jobs Act. The new tax law makes broad and complex changes to the United States tax code, including a significant reduction in the U.S. corporate statutory tax rate and the elimination or limitation of previously deductible expenses. As the new tax law became effective in the Fourth Quarter of Fiscal 2017, we were required to record a provisional tax expense for Fiscal 2017 that took into consideration certain of the tax law changes, most of which became effective on January 1, 2018. We anticipate that the provisional estimate for our Fiscal 2017 tax expense may be adjusted during Fiscal 2018. The actual impact of U.S. Tax Reform may materially differ from our provisional estimate recognized in Fiscal 2017 due to, among other things, a change in interpretation of various provisions of the new tax code and related tax accounting guidance, changes in assumptions utilized in developing our provisional estimate, regulatory guidance and adjustments for state tax implications. Further, organizations such as the Organization for Economic Cooperation and Development have published action plans that, if adopted by countries where we do business, could materially impact our tax obligations in those countries.

We make use of debt to finance our operations, which exposes us to risks that could adversely affect our business, financial position and operating results.

Our levels of debt vary as a result of the seasonality of our business, investments in our operations and working capital needs. As of February 3, 2018, we had $45.8 million of borrowings outstanding under our U.S. Revolving Credit Agreement. In the future, our debt levels may increase under our existing facility or potentially under new facilities, or the terms or forms of our financing arrangements may change.

Our indebtedness includes, and any future indebtedness may include, certain obligations and limitations, including the periodic payment of principal and interest, maintenance of certain covenants and certain other limitations. The negative covenants in our debt agreements limit our ability to incur debt; guaranty certain obligations; incur liens; pay dividends; repurchase common stock; make investments; sell assets; make acquisitions; merge with other companies; or satisfy other debt. These obligations and limitations may increase our vulnerability to adverse economic and industry conditions, place us at a competitive disadvantage compared to any competitors that may be less leveraged and limit our flexibility in carrying out our business plans and planning for, or reacting to, change.

In addition, we have interest rate risk on indebtedness under our variable rate U.S. Revolving Credit Agreement. Our exposure to variable rate indebtedness may increase in the future, based on our debt levels and/or the terms of future financing arrangements. Further, an increase in the interest rate environment would require us to pay a greater amount of our funds from operations towards interest, even if the amount of borrowings outstanding remains the same. As a result, we may have to revise or delay our business plans, reduce or delay capital expenditures or otherwise adjust our plans for operations.

The continued growth of our business also depends on our access to sufficient funds. We rely on cash flow from operations and borrowings under our U.S. Revolving Credit Agreement to fund our working capital, capital expenditures and investment activities. As of February 3, 2018, we had $219.7 million in unused availability under our U.S. Revolving Credit Agreement. If the need arises in the future to finance expenditures in excess of those supported by our operations and the existing credit facility, including to consummate a material acquisition if the right opportunity was presented, we may need to seek additional funding, which may be through debt or equity financing. Our ability to obtain that financing will depend on many factors, including prevailing market conditions, our financial condition and, depending on the sources of financing, our ability to negotiate favorable terms and conditions. The terms of any such financing or our inability to secure such financing could adversely affect our ability to execute our strategies.

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

We are exposed to certain currency exchange risks in conducting business outside of the United States. The substantial majority of our product purchases are from foreign vendors and are denominated in U.S. dollars. If the value of the U.S. dollar decreases relative to certain foreign currencies in the future, then the prices that we negotiate for products could increase and we may be unable to pass this increase on to customers, which would negatively impact our margins. However, if the value of the U.S. dollar increases between the time a price is set and payment for a product, the price we pay may be higher than that paid for comparable goods by competitors that pay for goods in local currencies, and these competitors may be able to sell their products at more competitive prices. Additionally, currency fluctuations could also disrupt the business of our independent manufacturers by making their purchases of raw materials more expensive and difficult to finance.

We received U.S. dollars for 97% of our product sales during Fiscal 2017, with the remaining sales primarily related to our retail operations in Canada, Australia and Japan. An increase in the value of the U.S. dollar compared to other currencies in which we have sales could result in lower levels of sales and earnings reported in our consolidated statements of operations, even though the sales in foreign currencies could be equal to or greater than amounts in prior periods. In addition, to the extent that a stronger U.S. dollar increases product and other costs, products sold in foreign markets in the local currency may realize lower gross margins.

Our business could be impacted as a result of actions by activist shareholders or others.

We may be subject, from time to time, to legal and business challenges in the operation of our company due to actions instituted by activist shareholders or others. Responding to such actions could be costly and time-consuming, may not align with our business strategies and could divert the attention of our Board of Directors and senior management from the pursuit of our business strategies. Perceived uncertainties as to our future direction as a result of activism may lead to the perception of a change in the direction of the business or other instability and may adversely affect our relationships with vendors, customers, prospective and current employees and others.

Item 1B.    Unresolved Staff Comments
None.
Item 2.    Properties
We lease and own space for our retail stores and restaurants, distribution centers, sales/administration offices and manufacturing operations in various domestic and international locations. We believe that our existing properties are well maintained, are in good operating condition and will be adequate for our present level of operations.
In the ordinary course of business, we enter into lease agreements for retail and restaurant space. Most of the leases require us to pay specified minimum rent, as well as a portion of operating expenses, real estate taxes and insurance applicable to the property, plus a contingent rent based on a percentage of the location's net sales in excess of a specific threshold. The leases have varying terms and expirations and may have provisions to extend, renew or terminate the lease agreement, among other terms and conditions. Assets leased under operating leases are not recognized as assets and liabilities in our consolidated balance sheets. Periodically, we assess the operating results of each of our retail stores and restaurants to assess whether the location provides, or is expected to provide, an appropriate long-term return on investment, whether the location remains brand appropriate and other factors. As a result of this assessment, we may determine that it is appropriate to close certain stores that do not continue to meet our investment criteria, not renew certain leases, exercise an early termination option, or otherwise negotiate an early termination. For existing leases in desirable locations, we anticipate that we will be able to extend our retail leases, to the extent that they expire in the near future, on terms that are satisfactory to us, or if necessary, locate substitute properties on acceptable terms. The terms and conditions of lease renewals or relocations may not be as favorable as existing leases.
As of February 3, 2018, our 223 retail and restaurant locations utilized approximately 0.9 million square feet of leased space in the United States, Canada, Australia and Japan. Each of our retail stores and restaurants is less than 20,000 square feet, and we do not believe that we are dependent upon any individual retail store or restaurant location for our business operations. Greater detail about the retail space used by each operating group is included in Part I, Item 1, Business included in this report.

As of February 3, 2018, we utilized approximately 1.6 million square feet of owned or leased distribution, manufacturing and administrative/sales facilities in the United States, Mexico and Hong Kong. In addition to our owned distribution facilities, we may utilize certain third party warehouse/distribution providers where we do not own or lease any space. Our distribution, manufacturing, administrative and sales facilities provide space for employees and functions used in support of our direct to consumer and wholesale operations.
Details of the principal administrative, sales, distribution and manufacturing facilities used in our operations, including approximate square footage, are as follows:

Location	Primary Use	Operating Group	Square Footage	Lease Expiration
Seattle, Washington	Sales/administration	Tommy Bahama	115,000	2026
Auburn, Washington	Distribution center	Tommy Bahama	325,000	2025
King of Prussia, Pennsylvania	Sales/administration and distribution center	Lilly Pulitzer	160,000	Owned
Toccoa, Georgia	Distribution center	Lanier Apparel	310,000	Owned
Merida, Mexico	Manufacturing plant	Lanier Apparel	80,000	Owned
Greenville, South Carolina	Sales/administration	Southern Tide	14,000	2024
Atlanta, Georgia	Sales/administration	Corporate and Other and Lanier Apparel	30,000	2023
Lyons, Georgia	Sales/administration and distribution center	Various	420,000	Owned
New York, New York	Sales/administration	Various	30,000	Various
Hong Kong	Sales/administration	Various	20,000	Various
Item 3.    Legal Proceedings
From time to time, we are a party to litigation and regulatory actions arising in the ordinary course of business. These actions may relate to trademark and other intellectual property, licensing arrangements, real estate, importing or exporting regulations, taxation, employee relation matters or other topics. We are not currently a party to any litigation or regulatory action or aware of any proceedings contemplated by governmental authorities that we believe could reasonably be expected to have a material impact on our financial position, results of operations or cash flows. However, our assessment of any litigation or other legal claims could potentially change in light of the discovery of additional factors not presently known or determinations by judges, juries, or others which are not consistent with our evaluation of the possible liability or outcome of such litigation or claims.
Item 4.    Mine Safety Disclosures
Not applicable.

PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market and Dividend Information
Our common stock is listed and traded on the New York Stock Exchange under the symbol "OXM." As of March 16, 2018, there were 291 record holders of our common stock. The following table sets forth the high and low sale prices and quarter-end closing prices of our common stock as reported on the New York Stock Exchange for the quarters indicated. Additionally, the table indicates the dividends per share declared on shares of our stock by our Board of Directors for each quarter.

	High	Low	Close	Dividends
Fiscal 2017
First Quarter	$59.55	$49.50	$57.98	$0.27
Second Quarter	$64.44	$52.62	$62.92	$0.27
Third Quarter	$66.25	$57.36	$65.22	$0.27
Fourth Quarter	$84.32	$60.42	$79.20	$0.27
Fiscal 2016
First Quarter	$77.99	$58.28	$66.42	$0.27
Second Quarter	$67.15	$52.54	$57.18	$0.27
Third Quarter	$74.00	$55.14	$62.78	$0.27
Fourth Quarter	$76.19	$51.81	$54.07	$0.27
On March 27, 2018, our Board of Directors approved a cash dividend of $0.34 per share payable on May 4, 2018 to shareholders of record as of the close of business on April 20, 2018. This represents a 26% increase from the quarterly cash dividend of $0.27 per share paid in each quarter of Fiscal 2017, as noted in the table above. Although we have paid dividends in each quarter since we became a public company in July 1960, we may discontinue or modify dividend payments at any time if we determine that other uses of our capital, including payment of outstanding debt, funding of acquisitions, funding of capital expenditures or repurchases of outstanding shares, may be in our best interest; if our expectations of future cash flows and future cash needs outweigh the ability to pay a dividend; or if the terms of our credit facility, other debt instruments or applicable law limit our ability to pay dividends. We may borrow to fund dividends in the short term based on our expectation of operating cash flows in future periods subject to the terms and conditions of our credit facility, other debt instruments and applicable law. All cash flow from operations will not be paid out as dividends in all periods. For details about limitations on our ability to pay dividends, see Note 5 of our consolidated financial statements and Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, both contained in this report.
Recent Sales of Unregistered Securities
We did not sell any unregistered equity securities during Fiscal 2017.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
We have certain stock incentive plans as described in Note 7 to our consolidated financial statements included in this report, all of which are publicly announced plans. Under the plans, we can repurchase shares from employees to cover employee tax liabilities related to the vesting of shares of our stock. During the Fourth Quarter of Fiscal 2017, no shares were repurchased pursuant to these plans.
In March 2017, our Board of Directors authorized us to spend up to $50 million to repurchase shares of our stock. This authorization superseded and replaced all previous authorizations to repurchase shares of our stock and has no automatic expiration. As of February 3, 2018, no shares of our stock had been repurchased pursuant to this authorization.
Securities Authorized for Issuance Under Equity Compensation Plans
The information required by this Item 5 of Part II will appear in our definitive proxy statement under the heading "Equity Compensation Plan Information" and is incorporated herein by reference.
Stock Price Performance Graph

The graph below reflects cumulative total shareholder return (assuming an initial investment of $100 and the reinvestment of dividends) on our common stock compared to the cumulative total return for a period of five years, beginning February 2, 2013 and ending February 3, 2018, of:

•	The S&P SmallCap 600 Index; and

•	The S&P 500 Apparel, Accessories and Luxury Goods.

	INDEXED RETURNS
	Base Period	Years Ended
Company / Index	2/2/2013	2/1/2014	1/31/2015	1/30/2016	1/28/2017	2/3/2018
Oxford Industries, Inc.	100	153.79	115.56	146.33	115.27	171.76
S&P SmallCap 600 Index	100	127.03	134.85	128.53	173.52	197.95
S&P 500 Apparel, Accessories & Luxury Goods	100	115.95	120.21	100.72	85.81	109.53

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

	Fiscal 2017	Fiscal 2016	Fiscal 2015	Fiscal 2014	Fiscal 2013
	(in millions, except per share amounts)
Net sales	$1,086.2	$1,022.6	$969.3	$920.3	$849.9
Cost of goods sold	473.6	442.3	412.7	402.4	368.4
Gross profit	612.6	580.3	556.6	517.9	481.5
SG&A	540.5	504.6	473.5	439.1	399.1
Royalties and other operating income	13.9	14.2	14.4	13.9	13.9
Operating income	86.0	89.9	97.5	92.8	96.3
Interest expense, net	3.1	3.4	2.5	3.2	3.9
Earnings from continuing operations before income taxes	82.9	86.5	95.1	89.6	92.4
Income taxes	18.2	32.0	36.5	35.8	36.9
Net earnings from continuing operations	64.7	54.5	58.5	53.8	55.4
Income (loss), including loss on sale, from discontinued operations, net of taxes	0.4	(2.0)	(28.0)	(8.0)	(10.1)
Net earnings	$65.1	$52.5	$30.6	$45.8	$45.3
Diluted earnings from continuing operations per share	$3.87	$3.27	$3.54	$3.27	$3.36
Diluted income (loss), including loss on sale, from discontinued operations per share	$0.02	$(0.12)	$(1.69)	$(0.49)	$(0.62)
Diluted net earnings per share	$3.89	$3.15	$1.85	$2.78	$2.75
Diluted weighted average shares outstanding	16.7	16.6	16.6	16.5	16.5
Dividends declared and paid	$18.2	$18.1	$16.6	$13.9	$11.9
Dividends declared and paid per share	$1.08	$1.08	$1.00	$0.84	$0.72
Total assets, at period-end	$699.9	$685.2	$582.7	$622.4	$606.9
Long-term debt at period-end	$45.8	$91.5	$44.0	$104.8	$137.6
Shareholders' equity, at period-end	$429.8	$376.1	$334.4	$290.6	$260.2
Cash provided by operating activities	$118.6	$118.6	$105.4	$95.4	$52.7
Capital expenditures	$38.7	$49.4	$73.1	$50.4	$43.4
Depreciation and amortization expense	$42.4	$42.2	$36.4	$37.6	$33.9
Equity compensation expense	$6.4	$6.4	$5.2	$4.1	$1.7
LIFO accounting charge (credit)	$7.8	$(5.9)	$0.3	$2.1	$—
Book value per share at period-end	$25.53	$22.43	$20.14	$17.64	$15.85

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our operations, cash flows, liquidity and capital resources should be read in conjunction with our consolidated financial statements contained in this report.

OVERVIEW
We are a global apparel company that designs, sources, markets and distributes products bearing the trademarks of our Tommy Bahama, Lilly Pulitzer and Southern Tide lifestyle brands, other owned brands and licensed brands as well as private label apparel products. During Fiscal 2017, 92% of our net sales were from products bearing brands that we own and 66% of our net sales were through our direct to consumer channels of distribution. In Fiscal 2017, 97% of our consolidated net sales were to customers located in the United States, with the sales outside the United States consisting primarily of our Tommy Bahama product sales in Canada and the Asia-Pacific region.

Our business strategy is to develop and market compelling lifestyle brands and products that evoke a strong emotional response from our target consumers. We consider lifestyle brands to be those brands that have a clearly defined and targeted point of view inspired by an appealing lifestyle or attitude.  Furthermore, we believe lifestyle brands that create an emotional connection, like Tommy Bahama, Lilly Pulitzer and Southern Tide, can command greater loyalty and higher price points at retail and create licensing opportunities, which may drive higher earnings. We believe the attraction of a lifestyle brand depends on creating compelling product, effectively communicating the respective lifestyle brand message and distributing products to consumers where and when they want them.
Our ability to compete successfully in styling and marketing is directly related to our proficiency in foreseeing changes and trends in fashion and consumer preference, and presenting appealing products for consumers.  Our design-led, commercially informed lifestyle brand operations strive to provide exciting, differentiated products each season.
To further strengthen each lifestyle brand's connections with consumers, we directly communicate with consumers through digital and print media on a regular basis.  We believe our ability to effectively communicate the images, lifestyle and products of our brands and create an emotional connection with consumers is critical to the success of the brands. Our advertising for our brands often attempts to convey the lifestyle of the brand as well as a specific product.
We distribute our owned lifestyle branded products primarily through our direct to consumer channels, consisting of our Tommy Bahama and Lilly Pulitzer retail stores and our e-commerce sites for Tommy Bahama, Lilly Pulitzer and Southern Tide, and through our wholesale distribution channels. Our direct to consumer operations provide us with the opportunity to interact directly with our customers, present to them a broad assortment of our current season products and immerse them in the theme of the lifestyle brand. We believe that presenting our products in a setting specifically designed to showcase the lifestyle on which the brands are based enhances the image of our brands. Our Tommy Bahama and Lilly Pulitzer full-price retail stores provide high visibility for our brands and products and allow us to stay close to the preferences of our consumers, while also providing a platform for long-term growth for the brands. In Tommy Bahama, we also operate a limited number of restaurants, including Marlin Bars, generally adjacent to a Tommy Bahama full-price retail store location, which we believe further enhance the brand's image with consumers. Additionally, our e-commerce websites, which represented 19% of our consolidated net sales in Fiscal 2017, provide the opportunity to increase revenues by reaching a larger population of consumers and at the same time allow our brands to provide a broader range of products.
The wholesale operations of our lifestyle brands complement our direct to consumer operations and provide access to a larger group of consumers. As we seek to maintain the integrity of our lifestyle brands by limiting promotional activity in our full-price retail stores and e-commerce websites, we generally target wholesale customers that follow this same approach in their stores. Our wholesale customers for our Tommy Bahama, Lilly Pulitzer and Southern Tide brands generally include various specialty stores, including Signature Stores for Lilly Pulitzer and Southern Tide, better department stores and multi-branded e-commerce retailers.
Within our Lanier Apparel operating group, we sell tailored clothing and sportswear products under licensed brands, private labels and owned brands. Lanier Apparel's customers include department stores, discount and off-price retailers, warehouse clubs, national chains, specialty retailers, multi-branded e-commerce retailers and others throughout the United States.
All of our operating groups operate in highly competitive apparel markets in which numerous U.S. and foreign-based apparel firms compete. No single apparel firm or small group of apparel firms dominates the apparel industry, and our direct competitors vary by operating group and distribution channel. We believe the principal competitive factors in the apparel industry are reputation, value, and image of brand names; design; consumer preference; price; quality; marketing; product fulfillment capabilities; and customer service.

The disposal of discontinued, end of season or excess inventory is an ongoing part of any apparel business, and our operating groups have historically utilized a variety of methods to sell such inventory, including outlet stores in Tommy Bahama, e-commerce flash sales on our various e-commerce websites, and off-price retailers. Our focus in disposing of the excess inventory for our lifestyle brands is to do so in a brand appropriate setting and achieve an acceptable margin.

The apparel industry is cyclical and very dependent upon the overall level and focus of discretionary consumer spending, which changes as consumer preferences and regional, domestic and international economic conditions change. Increasingly, consumers are choosing to spend less of their discretionary spending on certain product categories, including apparel, while spending more on services and other product categories. Further, negative economic conditions often have a longer and more severe impact on the apparel industry than on other industries.  We believe the changes in consumer preferences for discretionary spending, the current global economic conditions and economic uncertainty continue to impact the business of each of our operating groups, and the apparel industry as a whole.

We believe the retail apparel market is evolving very rapidly and in ways that are having a disruptive impact on traditional fashion retailing. The application of technology, including the internet and mobile devices, to fashion retail provides consumers increasing access to multiple, responsive distribution platforms and an unprecedented ability to communicate directly with brands and retailers. As a result, consumers may have more information and greater control over information they receive as well as broader, faster and cheaper access to goods than ever before. This, along with the coming of age of the “millennial” generation, is revolutionizing the way that consumers shop for fashion and other goods.  The evidence of the evolution is apparent with weakness and store closures for certain department stores and mall-based retailers, decreased consumer retail traffic, a more promotional retail environment, expansion of off-price and discount retailers, and a shift from bricks and mortar to internet purchasing. These changes may require that brands and retailers approach their operations, including marketing and advertising, differently than historical practices.

While this evolution in the fashion retail industry presents significant risks, especially for traditional retailers who fail or are unable to adapt, we believe it also presents a tremendous opportunity for brands and retailers to capitalize on the changing consumer environment. We believe our brands have true competitive advantages in this new retailing paradigm, and we are leveraging technology to serve our consumers when and where they want to be served. We continue to believe that our lifestyle brands, with their strong emotional connections with consumers, are well suited to succeed and thrive in the long-term while managing the various challenges facing our industry.

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

We believe our lifestyle brands have an opportunity for modest sales increases in their wholesale businesses in the long-term.  However, we must be diligent in our effort to avoid compromising the integrity of our brands by maintaining or growing sales with wholesale customers that may not be aligned with our long-term strategy. This is particularly important with the challenges in the department store channel, which represented approximately 14% of our consolidated net sales in Fiscal 2017, compared to approximately 16% in Fiscal 2016.  As a result, this management of our wholesale distribution for our lifestyle brands is likely to result in lower wholesale sales in Fiscal 2018, as well as in the near-term future, as we may reduce the amount of sales to certain wholesale accounts by reducing the number of doors that carry our product, reducing the volume sold for a particular door or exiting the account altogether.  We anticipate that sales increases in our wholesale businesses in the long-term will stem primarily from current customers adding within their existing door count and increasing their online business; increased sales to online retailers; and our selective addition of new wholesale customers who generally follow a retail model with limited discounting and who present and merchandise our products in a way that is consistent with our full-price, direct to consumer distribution strategy. We also believe that there are opportunities for modest sales growth for Lanier Apparel in the future through new product programs and licenses.

We believe we must continue to invest in our lifestyle brands to take advantage of their long-term growth opportunities. Investments include capital expenditures primarily related to the direct to consumer operations such as technology enhancements, e-commerce initiatives and retail store and restaurant build-out for new, relocated or remodeled locations, as well as distribution center and administrative office expansion initiatives. Additionally, we anticipate increased advertising, employment and other costs to support ongoing business operations and fuel future sales growth. Fiscal 2018 advertising expense is expected to increase for each of our brands with a focus on new consumer acquisition as well as consumer retention and engagement.

In the midst of the changes in our industry, an important initiative for us in Fiscal 2017 was to increase the profitability of the Tommy Bahama business. These initiatives generally focused on increasing gross margin and operating margin through efforts such as: product cost reductions; selective price increases; reducing inventory purchases; redefining our approach to inventory clearance; effectively managing controllable and discretionary operating expenses; taking a more conservative approach to retail store openings and lease renewals; and continuing our efforts to reduce Asia-Pacific operating losses. In Fiscal 2017, we made progress with these initiatives and expect to make additional progress in Fiscal 2018.

We continue to believe it is important to maintain a strong balance sheet and liquidity. We believe positive cash flow from operations in the future, coupled with the strength of our balance sheet and liquidity, will provide us with sufficient resources to fund future investments in our owned lifestyle brands. While we believe we have significant opportunities to appropriately deploy our capital and resources in our existing lifestyle brands, we will continue to evaluate opportunities to add additional lifestyle brands to our portfolio if we identify appropriate targets that meet our investment criteria. With the evolving fashion retail environment, our interest in acquiring smaller brands and earlier stage companies is evolving, particularly where we may have the opportunity to more fully integrate the brand into our existing infrastructure and shared services functions.
Important factors relating to certain risks, many of which are beyond our ability to control or predict, which could impact our business are described in Part I, Item 1A. Risk Factors of this report.
The following table sets forth our consolidated operating results from continuing operations (in thousands, except per share amounts) for Fiscal 2017 compared to Fiscal 2016:

	Fiscal 2017	Fiscal 2016
Net sales	$1,086,211	$1,022,588
Operating income	$86,000	$89,884
Net earnings from continuing operations	$64,701	$54,499
Net earnings from continuing operations per diluted share	$3.87	$3.27
The higher net earnings in Fiscal 2017 was primarily due to (1) a lower effective tax rate primarily resulting from U.S. Tax Reform as discussed in Note 8 to our consolidated financial statements included in this report, (2) higher operating income in Tommy Bahama and (3) improved operating results in Southern Tide, which included certain purchase accounting charges in Fiscal 2016 and was not owned for the full year in Fiscal 2016. These items were partially offset by (1) the impact of LIFO accounting on Corporate and Other operating results, (2) lower operating income in Lilly Pulitzer, due in part to charges associated with the Fiscal 2017 acquisition of certain Lilly Pulitzer Signature Store operations, and (3) lower operating income in Lanier Apparel.

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
Tommy Bahama, Lilly Pulitzer and Southern Tide each design, source, market and distribute apparel and related products bearing their respective trademarks and license their trademarks for other product categories, while Lanier Apparel designs, sources and distributes branded and private label men's tailored clothing, sportswear and other products. Corporate and Other is a reconciling category for reporting purposes and includes our corporate offices, substantially all financing activities, elimination of inter-segment sales, LIFO accounting adjustments for inventory, other costs that are not allocated to the operating groups and operations of our other businesses, including our Lyons, Georgia distribution center and Beaufort Bonnet, which are not included in our operating groups. Our LIFO inventory pool does not correspond to our operating group definitions; therefore, LIFO inventory accounting adjustments are not allocated to our operating groups.
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

For purposes of our disclosures, we consider a comparable store to be, in addition to our e-commerce sites, a physical full-price retail store that was owned and open as of the beginning of the prior fiscal year and which did not have during the relevant periods, and is not within the current fiscal year scheduled to have, (1) a remodel or other event resulting in the store being closed for an extended period of time (which we define as a period of two weeks or longer), (2) a greater than 15% change in the size of the retail space due to expansion, reduction or relocation to a new retail space, (3) a relocation to a new space that was significantly different from the prior retail space, or (4) a closing or opening of a Tommy Bahama restaurant adjacent to the full-price retail store. For those stores which are excluded from comparable stores based on the preceding sentence, the stores continue to be excluded from comparable store sales until the criteria for a new store is met subsequent to the remodel, relocation or restaurant closing or opening, or other event. A store that is remodeled will generally continue to be included in our comparable store sales metrics as a store is not typically closed for longer than a two week period during a remodel; however, in some cases a store may be closed for more than two weeks during a remodel. A store that is relocated generally will not be included in our comparable store sales metrics until that store has been open in the relocated space for the entirety of the prior fiscal year because the size or other characteristics of the store typically change significantly from the prior location. Additionally, any stores that were closed during the prior fiscal year or current fiscal year, or which we expect to close or vacate in the current fiscal year, are excluded from the definition of comparable store sales.

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

	Fiscal 2017		Fiscal 2016		Fiscal 2015
Net sales	$1,086,211	100.0%	$1,022,588	100.0%	$969,290	100.0%
Cost of goods sold	473,579	43.6%	442,284	43.3%	412,699	42.6%
Gross profit	612,632	56.4%	580,304	56.7%	556,591	57.4%
SG&A	540,517	49.8%	504,600	49.3%	473,517	48.9%
Royalties and other operating income	13,885	1.3%	14,180	1.4%	14,440	1.5%
Operating income	86,000	7.9%	89,884	8.8%	97,514	10.1%
Interest expense, net	3,109	0.3%	3,421	0.3%	2,458	0.3%
Earnings from continuing operations before income taxes	82,891	7.6%	86,463	8.5%	95,056	9.8%
Income taxes	18,190	1.7%	31,964	3.1%	36,519	3.8%
Net earnings from continuing operations	$64,701	6.0%	$54,499	5.3%	$58,537	6.0%
Income (loss) from discontinued operations, net of taxes	389	NM	(2,038)	NM	(27,975)	NM
Net earnings	$65,090	NM	$52,461	NM	$30,562	NM

Weighted average shares outstanding - diluted	16,734		16,649		16,559
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

FISCAL 2017 COMPARED TO FISCAL 2016

The discussion and tables below compare certain line items included in our statements of operations for Fiscal 2017, which included 53 weeks, to Fiscal 2016, which included 52 weeks. Each dollar and percentage change provided reflects the change between these periods unless indicated otherwise. Each dollar and share amount included in the tables is in thousands except for per share amounts.

Net Sales

	Fiscal 2017	Fiscal 2016	$ Change	% Change
Tommy Bahama	$686,021	$658,911	$27,110	4.1%
Lilly Pulitzer	248,931	233,294	15,637	6.7%
Lanier Apparel	106,852	100,753	6,099	6.1%
Southern Tide	40,940	27,432	13,508	49.2%
Corporate and Other	3,467	2,198	1,269	57.7%
Total net sales	$1,086,211	$1,022,588	$63,623	6.2%

Consolidated net sales increased $63.6 million, or 6.2%, in the 53 week Fiscal 2017 compared to the 52 week Fiscal 2016. The increase in consolidated net sales was driven by (1) an incremental net sales increase of $20.9 million associated with the operation of non-comp full-price retail stores and the Southern Tide e-commerce operations, which we acquired in April 2016, (2) an $18.5 million, or 4% increase in comparable store sales to $444.7 million in Fiscal 2017 from $426.1 million in Fiscal 2016, (3) a net $17.7 million aggregate increase in wholesale sales, primarily consisting of higher sales in Southern Tide, which we acquired in April 2016, Lanier Apparel, Tommy Bahama and Corporate and Other partially offset by a decrease in Lilly Pulitzer and (4) a $9.5 million increase in restaurant sales in Tommy Bahama. These increases were partially offset by a $3.1 million decrease in net sales through our off-price direct to consumer clearance channels consisting of lower sales in Tommy Bahama and higher sales in Lilly Pulitzer. We estimate that the 53rd week in Fiscal 2017 provided an approximate $17 million benefit to our consolidated net sales. On a 53 week to 53 week basis, comparable store sales increased 3% in Fiscal 2017.

We believe that certain macroeconomic factors, including lower retail store traffic and the evolving impact of digital technology on consumer shopping habits, continue to impact the sales in each of our direct to consumer and wholesale businesses. The changes in net sales by operating group are discussed below.

The following table presents the proportion of our consolidated net sales by distribution channel for each period presented:

	Fiscal 2017	Fiscal 2016
Full-price retail stores and outlets	39%	41%
E-commerce	19%	18%
Restaurant	8%	7%
Wholesale	34%	34%
Total	100%	100%

Tommy Bahama:

The Tommy Bahama net sales increase of $27.1 million, or 4.1%, in the 53 week Fiscal 2017 compared to the 52 week Fiscal 2016 was primarily a result of (1) a $20.5 million, or 6%, increase in comparable store sales to $340.0 million in Fiscal 2017 from $319.5 million in Fiscal 2016, (2) a $9.5 million increase in restaurant sales reflecting sales from a restaurant that opened in Fiscal 2017, a Marlin Bar that opened in late Fiscal 2016 and increased sales at existing restaurants, (3) an incremental net sales increase of $5.4 million associated with the operation of non-comp full-price retail stores and (4) a $2.6 million increase in wholesale sales reflecting higher off-price sales, as Tommy Bahama sold excess prior season inventory, partially offset by lower full-price wholesale sales, as Tommy Bahama continued to manage its exposure to department stores. These increases were partially offset by $11.0 million of lower sales in our off-price direct to consumer clearance channels, primarily resulting from the absence of any e-commerce flash clearance sales in Fiscal 2017, compared to $8.9 million of e-commerce flash clearance sales in Fiscal 2016, as well as lower sales in existing outlet stores. Tommy Bahama's direct to consumer sales benefited from (1) increased marketing and advertising including substantial Spring 2017 and Holiday 2017 catalogs, which both presented the wide breadth of Tommy Bahama products in one place, (2) increased sales from its semiannual Friends & Family events held each year, (3) increased sales from Tommy Bahama's loyalty award card and Flip Side events held in the second quarter and fourth quarter of each year and (4) Tommy Bahama taking initial markdowns on select items at the end of the selling season in our retail stores and on our e-commerce website in Fiscal 2017 after initiating that approach in January 2017. On a 53 week to 53 week basis, Tommy Bahama comparable store sales increased 5% in Fiscal 2017. We expect full-price and off-price wholesale sales for Tommy Bahama to decrease in Fiscal 2018 compared to Fiscal 2017 amounts.

As of February 3, 2018, we operated 166 Tommy Bahama stores globally, consisting of 110 full-price retail stores, 18 restaurant-retail locations and 38 outlet stores. As of January 28, 2017, we operated 168 Tommy Bahama stores consisting of 111 full-price retail stores, 17 restaurant-retail locations and 40 outlet stores.

The following table presents the proportion of net sales by distribution channel for Tommy Bahama for each period presented:

	Fiscal 2017	Fiscal 2016
Full-price retail stores and outlets	49%	50%
E-commerce	16%	16%
Restaurant	12%	11%
Wholesale	23%	23%
Total	100%	100%

Lilly Pulitzer:

The Lilly Pulitzer net sales increase of $15.6 million, or 6.7%, in the 53 week Fiscal 2017 compared to the 52 week Fiscal 2016, was primarily a result of (1) an incremental net sales increase of $13.8 million associated with the operation of additional full-price retail stores and (2) an $8.0 million increase in e-commerce flash clearance sales. These sales increases were partially offset by (1) a $4.2 million decrease in wholesale sales and (2) a $1.9 million, or 2%, decrease in comparable store sales to $104.7 million in Fiscal 2017 compared to $106.6 million in Fiscal 2016, with negative retail comparable store sales offsetting positive e-commerce comparable store sales. The decrease in comparable store sales primarily reflects reduced retail store traffic while the lower wholesale sales were a result of lower sales to department stores, as Lilly Pulitzer continues to manage its exposure to department stores, and the result of the acquisition of 12 Signature Stores in Fiscal 2017. We expect wholesale sales in Lilly Pulitzer will be lower in Fiscal 2018 than Fiscal 2017 due to this acquisition of 12 Signature Stores and the continued management of department store exposure. On a 53 week to 53 week basis, Lilly Pulitzer comparable store sales decreased 3% in Fiscal 2017.

As of February 3, 2018, we operated 57 Lilly Pulitzer retail stores, compared to 40 retail stores as of January 28, 2017. During Fiscal 2017, Lilly Pulitzer opened six new Lilly Pulitzer stores, acquired 12 Lilly Pulitzer Signature Stores and closed one store.

The following table presents the proportion of net sales by distribution channel for Lilly Pulitzer for each period presented:

	Fiscal 2017	Fiscal 2016
Full-price retail stores and warehouse sales	38%	36%
E-commerce	34%	32%
Wholesale	28%	32%
Total	100%	100%

Lanier Apparel:

The increase in net sales for Lanier Apparel of $6.1 million, or 6.1%, was primarily due to increased sales in various programs, including initial shipments in some programs, as well as sales associated with the Strong Suit and Duck Head businesses, which were acquired in Fiscal 2016. These sales increases were partially offset by lower sales in other programs resulting from reductions in volume and the exit from various programs.

Southern Tide:

The increase in net sales of $13.5 million for Southern Tide in Fiscal 2017 was primarily due to Fiscal 2017 including a full year of operations, while Fiscal 2016 only included the operations from the date of our acquisition on April 19, 2016 through January 28, 2017. Therefore, net sales for Fiscal 2016 excluded much of the Spring 2016 wholesale shipments.

The following table presents the proportion of net sales by distribution channel for Southern Tide for each period presented:

	Fiscal 2017	Fiscal 2016
E-commerce	19%	23%
Wholesale	81%	77%
Total	100%	100%

Corporate and Other:

Corporate and Other net sales primarily consist of the net sales of our Lyons, Georgia distribution center to third party warehouse customers and Beaufort Bonnet, which was acquired in December 2017, as well as the impact of the elimination of any intercompany sales between our operating groups.

Gross Profit

The table below presents gross profit by operating group and in total for Fiscal 2017 and Fiscal 2016, as well as the change between those two periods. Our gross profit and gross margin, which is calculated as gross profit divided by net sales, may not be directly comparable to those of our competitors as the statement of operations classification of certain expenses may vary by company.

	Fiscal 2017	Fiscal 2016	$ Change	% Change
Tommy Bahama	$410,018	$386,650	$23,368	6.0%
Lilly Pulitzer	155,373	145,875	9,498	6.5%
Lanier Apparel	32,500	29,490	3,010	10.2%
Southern Tide	20,217	10,912	9,305	85.3%
Corporate and Other	(5,476)	7,377	(12,853)	NM
Total gross profit	$612,632	$580,304	$32,328	5.6%
LIFO charge (credit) included in Corporate and Other	$7,821	$(5,884)
Inventory step-up charge included in Lilly Pulitzer	$1,047	$—
Inventory step-up charge included in Southern Tide	$—	$2,667
Inventory step-up charge included in Corporate and Other	$111	$—

The increase in consolidated gross profit was primarily due to (1) higher net sales, (2) improved gross margin in Tommy Bahama and (3) Southern Tide including an inventory step-up charge of $2.7 million in Fiscal 2016. These items were partially offset by (1) the $13.7 million net unfavorable impact of LIFO accounting and (2) Lilly Pulitzer including an inventory step-up charge of $1.0 million in Fiscal 2017. We estimate that the 53rd week in Fiscal 2017 resulted in approximately $9 million of additional gross profit. Changes in gross margin by operating group are discussed below. The table below presents gross margin by operating group and in total for Fiscal 2017 and Fiscal 2016.

	Fiscal 2017	Fiscal 2016
Tommy Bahama	59.8%	58.7%
Lilly Pulitzer	62.4%	62.5%
Lanier Apparel	30.4%	29.3%
Southern Tide	49.4%	39.8%
Corporate and Other	NM	NM
Consolidated gross margin	56.4%	56.7%

On a consolidated basis, gross margin decreased in Fiscal 2017, primarily as a result of (1) the net unfavorable impact of LIFO accounting of $13.7 million between Fiscal 2017 and Fiscal 2016 and (2) Lilly Pulitzer including an inventory step-up charge in Fiscal 2017 which was partially offset by (1) improved gross margins in Tommy Bahama and Lanier Apparel and (2) Southern Tide including an inventory step-up charge in Fiscal 2016.

Tommy Bahama:

The increase in gross margin for Tommy Bahama in Fiscal 2017 primarily resulted from (1) the Fourth Quarter of Fiscal 2016 including $5 million of inventory markdowns to estimated realizable value for certain aged women's, home and other products, (2) Fiscal 2017 including a greater proportion of full-price sales in the direct to consumer channels of distribution and (3) the impact of select retail price increases and product cost reductions commencing late in Fiscal 2017. These items were partially offset by (1) Fiscal 2017 including increased off-price wholesale sales, including the sale of the aged inventory which was marked down in the Fourth Quarter of Fiscal 2016 at a nominal gross profit, and (2) the gross margin impact of an increasing proportion of sales in our direct to consumer business occurring during our periodic loyalty award card, Flip Side and Friends and Family marketing events, which typically have lower gross margins than sales during other periods.

Lilly Pulitzer:

The decrease in gross margin for Lilly Pulitzer was due to Fiscal 2017 including $1.0 million of incremental cost of goods sold related to the step-up of inventory associated with the acquisition of certain Lilly Pulitzer Signature Stores. The impact of the step-up of inventory was partially offset by the impact of a change in sales mix towards direct to consumer sales and improved gross margins for off-price e-commerce flash clearance and wholesale sales in Fiscal 2017.

Lanier Apparel:

The increase in gross margin for Lanier Apparel for Fiscal 2017 was primarily due to lower customer allowance and inventory markdown amounts due, in part, to the exit from certain programs resulting in the reversal of previously recognized amounts and a change in sales mix as branded sales represented a greater proportion of Lanier Apparel sales in Fiscal 2017.

Southern Tide:

The increase in gross margin for Southern Tide in Fiscal 2017 was primarily due to the gross profit of Southern Tide for Fiscal 2016 including $2.7 million of incremental cost of goods sold associated with the step-up of inventory recognized at acquisition. All amounts related to the step-up of inventory were recognized during Fiscal 2016. Additionally, Southern Tide's gross margin during Fiscal 2017 reflects a change in sales mix with a greater proportion of wholesale sales and off-price sales partially offset by reductions in product costs. Wholesale sales, which typically have a lower gross margin than e-commerce sales, represented a greater proportion of Southern Tide in Fiscal 2017, primarily due to seasonality as Fiscal 2016 did not include a full year of operations, while off-price sales increased in Fiscal 2017 as Southern Tide focused on moving excess and prior season inventory.

Corporate and Other:

The gross profit in Corporate and Other in each period primarily reflects (1) the gross profit of our Lyons, Georgia distribution center and Beaufort Bonnet operations, (2) the impact of LIFO accounting adjustments and (3) the impact of certain consolidating adjustments, including the elimination of any intercompany sales between our operating groups. The primary driver for the lower gross profit was the unfavorable impact of a $7.8 million LIFO accounting charge in Fiscal 2017 compared to a $5.9 million LIFO accounting credit in Fiscal 2016. The LIFO accounting charge in Corporate and Other in Fiscal 2017 primarily results from the sale of inventory that had been marked down to net realizable value in prior periods in the operating groups, but generally reversed in Corporate and Other as part of LIFO accounting as well as a change in the LIFO reserve resulting from increases in the PPI as published by the United States Department of Labor. The LIFO accounting credit in Corporate and Other in Fiscal 2016 primarily resulted from the reversal of inventory markdowns to estimated net realizable value recognized in the operating groups during Fiscal 2016.

SG&A

	Fiscal 2017	Fiscal 2016	$ Change	% Change
SG&A	$540,517	$504,600	$35,917	7.1%
SG&A (as a % of net sales)	49.8%	49.3%
Amortization of intangible assets included in Tommy Bahama associated with Tommy Bahama Canada acquisition	$1,523	$1,491
Amortization of intangible assets included in Lilly Pulitzer associated with Signature Store acquisitions	$180	$—
Amortization of intangible assets included in Southern Tide	$288	$263
Transaction/integration costs associated with Signature Store acquisitions	$870	$—
Distribution center integration charges	$—	$454
Transaction expenses associated with the Southern Tide acquisition included in Corporate and Other	$—	$762

The increase in SG&A was primarily due to (1) a $12.6 million increase in incentive compensation, reflecting higher incentive compensation amounts in Tommy Bahama, Corporate and Other and Lanier Apparel, partially offset by lower incentive compensation amounts in Lilly Pulitzer, (2) $11.6 million of incremental costs in Fiscal 2017 associated with additional retail stores and restaurants, (3) increased advertising expense for our brands, (4) other infrastructure and employment cost increases related to expanding certain of our business operations and (5) $3.9 million of incremental SG&A in the First Quarter of Fiscal 2017 associated with the Southern Tide business, which was acquired in April 2016. We estimate that the 53rd week in Fiscal 2017 resulted in approximately $7 million of incremental SG&A.

Royalties and other operating income

	Fiscal 2017	Fiscal 2016	$ Change	% Change
Royalties and other operating income	$13,885	$14,180	$(295)	(2.1)%

Royalties and other operating income in Fiscal 2017 primarily reflects income received from third parties from the licensing of our Tommy Bahama, Lilly Pulitzer and Southern Tide brands. The $0.3 million decrease in royalties and other operating income resulted from decreased royalty income for Lilly Pulitzer.

Operating income (loss)

	Fiscal 2017	Fiscal 2016	$ Change	% Change
Tommy Bahama	$55,002	$44,101	$10,901	24.7%
Lilly Pulitzer	46,608	51,995	$(5,387)	(10.4)%
Lanier Apparel	6,546	6,955	$(409)	(5.9)%
Southern Tide	4,504	(282)	$4,786	NM
Corporate and Other	(26,660)	(12,885)	$(13,775)	(106.9)%
Total operating income	$86,000	$89,884	$(3,884)	(4.3)%
LIFO charge (credit) included in Corporate and Other	$7,821	$(5,884)
Inventory step-up charge included in Lilly Pulitzer	$1,047	$—
Inventory step-up charge included in Southern Tide	$—	$2,667
Inventory step-up charge included in Corporate and Other	$111	$—
Amortization of intangible assets included in Tommy Bahama associated with Tommy Bahama Canada acquisition	$1,523	$1,491
Amortization of intangible assets included in Lilly Pulitzer associated with Signature Store acquisitions	$180	$—
Amortization of intangible assets included in Southern Tide	$288	$263
Transaction/integration costs associated with Signature Store acquisitions	$870	$—
Distribution center integration charges	$—	$454
Transaction expenses associated with the Southern Tide acquisition included in Corporate and Other	$—	$762

The decrease in operating income in Fiscal 2017 was due to (1) the lower operating results in Corporate and Other, primarily due to the impact of LIFO accounting, (2) lower operating income in Lilly Pulitzer primarily due to higher SG&A, including charges and transaction/integration costs associated with the Fiscal 2017 acquisition of certain Lilly Pulitzer Signature Store operations and (3) lower operating income in Lanier Apparel. These items were partially offset by increased operating income in Tommy Bahama and Southern Tide, which included certain purchase accounting charges in Fiscal 2016 and was not owned for the full year in Fiscal 2016. Changes in operating income (loss) by operating group are discussed below.

Tommy Bahama:

	Fiscal 2017	Fiscal 2016	$ Change	% Change
Net sales	$686,021	$658,911	$27,110	4.1%
Gross margin	59.8%	58.7%
Operating income	$55,002	$44,101	$10,901	24.7%
Operating income as a % of net sales	8.0%	6.7%
Amortization of intangible assets included in Tommy Bahama associated with Tommy Bahama Canada acquisition	$1,523	$1,491

The increase in operating income for Tommy Bahama was primarily due to increased sales and higher gross margin, as discussed above, partially offset by higher SG&A. The higher SG&A for Fiscal 2017 includes (1) an $11.0 million increase in incentive compensation amounts, (2) incremental brand advertising expense, including the cost of the Spring 2017 and Holiday 2017 catalogs and (3) $4.4 million of incremental SG&A associated with non-comp retail stores and restaurants. These cost increases were partially offset by certain cost reductions in Tommy Bahama's retail store, wholesale and corporate operations as Tommy Bahama has focused on reducing certain employment and other operating costs.

Lilly Pulitzer:

	Fiscal 2017	Fiscal 2016	$ Change	% Change
Net sales	$248,931	$233,294	$15,637	6.7%
Gross margin	62.4%	62.5%
Operating income	$46,608	$51,995	$(5,387)	(10.4)%
Operating income as a % of net sales	18.7%	22.3%
Inventory step-up charge included in Lilly Pulitzer	$1,047	$—
Amortization of intangible assets included in Lilly Pulitzer associated with Signature Store acquisitions	$180	$—
Transaction/integration costs associated with Signature Store acquisitions	$870	$—

The lower operating income in Lilly Pulitzer was primarily due to increased SG&A and the $1.0 million inventory step-up charge associated with the acquisition of certain Lilly Pulitzer Signature Stores partially offset by higher sales. The higher SG&A for Fiscal 2017 includes (1) $7.1 million of incremental SG&A associated with the cost of operating additional retail stores, (2) SG&A increases to support the planned growth of the business, including additional employee headcount, and (3) $1.0 million consisting of transaction/integration costs and the amortization of intangible assets associated with the acquired Lilly Pulitzer Signature Stores. These additional SG&A amounts were partially offset by $1.0 million of lower incentive compensation amounts in Fiscal 2017.

Lanier Apparel:

	Fiscal 2017	Fiscal 2016	$ Change	% Change
Net sales	$106,852	$100,753	$6,099	6.1%
Gross margin	30.4%	29.3%
Operating income	$6,546	$6,955	$(409)	(5.9)%
Operating income as a % of net sales	6.1%	6.9%

The lower operating income for Lanier Apparel reflects higher SG&A partially offset by the impact of higher sales and gross margin. The SG&A increase primarily resulted from (1) $2.0 million of incremental infrastructure costs primarily associated with the Strong Suit and Duck Head businesses, which were acquired in Fiscal 2016, (2) $1.0 million of increased incentive compensation and (3) $0.7 million of higher bad debt expense.

Southern Tide:

	Fiscal 2017	Fiscal 2016	$ Change	% Change
Net sales	$40,940	$27,432	$13,508	49.2%
Gross margin	49.4%	39.8%
Operating income (loss)	$4,504	$(282)	$4,786	NM
Operating income (loss) as % of net sales	11.0%	(1.0)%
Inventory step-up charge included in Southern Tide	$—	$2,667
Amortization of intangible assets included in Southern Tide	$288	$263
Distribution center integration charges	$—	$454

The increase in operating income for Southern Tide in Fiscal 2017 was primarily due to Fiscal 2017 including a full year of operations. Fiscal 2016 only included the operations from the date of our acquisition on April 19, 2016 through January 28, 2017 and also included a $2.7 million inventory step-up charge and $0.5 million of distribution center integration charges, with no such charges in Fiscal 2017.

Corporate and Other:

	Fiscal 2017	Fiscal 2016	$ Change	% Change
Net sales	$3,467	$2,198	$1,269	57.7%
Operating loss	$(26,660)	$(12,885)	$(13,775)	(106.9)%
LIFO charge (credit) included in Corporate and Other	$7,821	$(5,884)
Inventory step-up charge included in Corporate and Other	$111	$—
Transaction expenses associated with the Southern Tide acquisition included in Corporate and Other	$—	$762

The lower operating results in Corporate and Other were primarily due to (1) the $13.7 million net unfavorable impact of LIFO accounting and (2) $1.5 million of higher incentive compensation expense. These items were partially offset by (1) $0.8 million of transaction expenses associated with the Southern Tide acquisition in Fiscal 2016, with no such expenses in Fiscal 2017 and (2) improved operating results for our Lyons, Georgia distribution center operations.

Interest expense, net

	Fiscal 2017	Fiscal 2016	$ Change	% Change
Interest expense, net	$3,109	$3,421	$(312)	(9.1)%

Interest expense for Fiscal 2017 decreased from the prior year primarily due to Fiscal 2016 including the write off of $0.3 million of deferred financing costs associated with our amendment and restatement of our revolving credit agreement. The impact of lower average debt outstanding during Fiscal 2017 compared to Fiscal 2016 was partially offset by higher interest rates in Fiscal 2017.

Income taxes

	Fiscal 2017	Fiscal 2016	$ Change	% Change
Income taxes	$18,190	$31,964	$(13,774)	(43.1)%
Effective tax rate	21.9%	37.0%
Impact of U.S. Tax Reform	$11,495	$—

Income taxes in Fiscal 2017 decreased from the prior year primarily due to Fiscal 2017 including the provisional $11.5 million favorable impact from U.S. Tax Reform primarily resulting from the valuation of deferred tax assets and liabilities to reflect the new enacted United States Federal tax rate of 21% rather than the historical 35% rate. This change results in the income tax amounts and effective tax rates for Fiscal 2017 and Fiscal 2016 not being comparable. Additionally, Fiscal 2017 includes the favorable impact of (1) the blended tax rate for Fiscal 2017 resulting from the enactment of U.S. Tax Reform, (2) improved operating results in certain of our foreign jurisdictions, including foreign sourcing operations, which have lower tax rates than our domestic earnings, and (3) $0.8 million of favorable discrete items in Fiscal 2017 primarily related to certain prior year tax items, which were offset by the $0.8 million unfavorable impact of certain stock awards that vested during the First Quarter of Fiscal 2017. Fiscal 2016 includes the favorable impact of (1) earnings in certain foreign jurisdictions which have lower tax rates than our domestic earnings, (2) the utilization of certain foreign operating loss carryforward amounts and (3) the reversal of valuation allowances in certain foreign jurisdictions based on our assessment of the facts and circumstances related to our ability to realize those net operating loss carryforwards in future periods. Refer to Note 8 to our consolidated financial statements contained in this report for additional information about income taxes.

As a result of U.S. Tax Reform which reduced the corporate tax rate on United States operations from 35% to 21%, our effective tax rates for historical periods are not indicative of anticipated effective tax rates for future periods. Our effective tax rate for the full year of Fiscal 2018 is expected to be approximately 26%. However, in addition to the typical items that may result in an effective tax rate that differs from our expectations, the effective rate for Fiscal 2018 may vary from 26% as our Fiscal 2017 statement of operations includes provisional amounts for U.S. Tax Reform and any adjustments to the provisional amounts recognized for U.S. Tax Reform will be recognized in Fiscal 2018. The final impact of U.S. Tax Reform may differ from our provisional amounts recognized in Fiscal 2017 due to additional regulatory guidance that may be issued, us obtaining additional information to refine our estimated tax amounts and changes in current interpretations and assumptions.

Net earnings from continuing operations

	Fiscal 2017	Fiscal 2016
Net earnings from continuing operations	$64,701	$54,499
Net earnings from continuing operations per diluted share	$3.87	$3.27
Weighted average shares outstanding - diluted	16,734	16,649

The higher net earnings in Fiscal 2017 was primarily due to (1) a lower effective tax rate primarily resulting from the impact of U.S. Tax Reform as discussed in Note 8 to our consolidated financial statements included in this report, (2) higher operating income in Tommy Bahama and (3) improved operating results in Southern Tide, which included certain purchase accounting charges in Fiscal 2016 and was not owned for the full year in Fiscal 2016. These items were partially offset by (1) the impact of LIFO accounting on Corporate and Other operating results, (2) lower operating income in Lilly Pulitzer, due in part to charges associated with the Fiscal 2017 acquisition of certain Lilly Pulitzer Signature Store operations, and (3) lower operating income in Lanier Apparel.

Discontinued operations

	Fiscal 2017	Fiscal 2016	$ Change	% Change
Income (loss) from discontinued operations, net of taxes	$389	$(2,038)	$2,427	NM

The income from discontinued operations, net of taxes in Fiscal 2017 was primarily due to a reduction in the retained lease obligations liability of our discontinued operations. This resulted from negotiated settlements in respect of the retained lease obligations for an amount in the aggregate less than the previously recognized lease obligations liability. The loss from discontinued operations, net of taxes in Fiscal 2016 primarily resulted from an additional loss related to the retained lease obligations liability of our discontinued operations due to an updated assessment of the anticipated losses considering anticipated sub-lease income to be earned, timing of obtaining a tenant, lease incentives and market rents. We do not anticipate cash flow or earnings related to the discontinued operations in future periods.

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

Lilly Pulitzer:

The Lilly Pulitzer net sales increase of $28.7 million, or 14.0%, was primarily a result of (1) an incremental net sales increase of $11.2 million associated with the operation of additional full-price retail stores, (2) a $10.7 million increase in e-commerce flash clearance sales, (3) an $8.2 million increase in wholesale sales primarily resulting from increased orders from existing wholesale customers and (4) a $2.2 million, or 2%, increase in comparable store sales to $101.5 million in Fiscal 2016 compared to $99.3 million in Fiscal 2015. These sales increases were partially offset by a net $3.8 million decrease in warehouse sales as Lilly Pulitzer did not anniversary its June warehouse sale in Fiscal 2016. As of January 28, 2017, we operated 40 Lilly Pulitzer full-price retail stores, after opening six new stores, acquiring one former Signature Store and closing one store during Fiscal 2016, compared to 34 full-price retail stores as of January 30, 2016.

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

	Fiscal 2016	Fiscal 2015	$ Change	% Change
Tommy Bahama	$386,650	$393,221	$(6,571)	(1.7)%
Lilly Pulitzer	145,875	131,277	$14,598	11.1%
Lanier Apparel	29,490	30,460	$(970)	(3.2)%
Southern Tide	10,912	—	10,912	NM
Corporate and Other	7,377	1,633	5,744	NM
Total gross profit	$580,304	$556,591	$23,713	4.3%
LIFO (credit) charge included in Corporate and Other	$(5,884)	$254
Inventory step-up charge included in Southern Tide	$2,667	$—

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

	Fiscal 2016	Fiscal 2015
Tommy Bahama	58.7%	59.7%
Lilly Pulitzer	62.5%	64.2%
Lanier Apparel	29.3%	29.0%
Southern Tide	39.8%	NM
Corporate and Other	NM	NM
Consolidated gross margin	56.7%	57.4%

On a consolidated basis, gross margin decreased in Fiscal 2016, primarily as a result of lower gross margins in Tommy Bahama and Lilly Pulitzer, partially offset by the net favorable impact of LIFO accounting.

Tommy Bahama:

The decrease in Tommy Bahama's gross margin in Fiscal 2016 was primarily due to $5 million of inventory markdowns in the Fourth Quarter of Fiscal 2016 for certain women's, home and other products as well as lower gross margin in both the direct to consumer and wholesale businesses. The inventory markdowns primarily resulted from a change in Tommy Bahama's approach to inventory clearance; starting in January 2017, Tommy Bahama began clearing certain prior season inventory by taking initial markdowns on certain product categories in its full-price retail stores and then clearing any remaining inventory through both its outlet stores and third party off-price retailers and by operating the outlet stores with lower inventory levels and with better merchandised assortments.

The lower gross margins in the direct to consumer channel primarily reflect lower gross margins in outlet store and e-commerce flash clearance sales which were primarily due to our efforts to drive traffic in our outlet stores, reduce inventory levels and dispose of prior season inventory during Fiscal 2016. The higher discounting in our off-price direct to consumer channel was focused on women's, home and other products as well as footwear, which we transitioned to a third party licensee. Full-price retail store and e-commerce gross margins were also lower primarily due to a greater proportion of sales in Fiscal 2016 occurring in connection with our loyalty award card, Flip Side and Friends & Family marketing events, which typically have lower gross margins than sales during non-promotional periods, and the impact of Tommy Bahama discounting certain end-of-season women, home and other product in store and online beginning in January 2017. The decrease in gross margin in the wholesale distribution channel was primarily due to a change in sales mix with off-price sales representing a greater proportion of Tommy Bahama's wholesale sales in Fiscal 2016.

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

Corporate and Other:

The gross profit in Corporate and Other in each period primarily reflects (1) the gross profit of our Lyons, Georgia distribution center operations, (2) the impact of LIFO accounting adjustments and (3) the impact of certain consolidating adjustments, including the elimination of any intercompany sales between our operating groups. The primary driver for the higher gross profit was due to Fiscal 2016 including the favorable impact of a LIFO accounting credit of $5.9 million with no significant impact of LIFO accounting in Fiscal 2015. The LIFO accounting credit in Fiscal 2016 was primarily due to the LIFO accounting reversal of the significant inventory markdowns recognized in Tommy Bahama during Fiscal 2016.

SG&A

	Fiscal 2016	Fiscal 2015	$ Change	% Change
SG&A	$504,600	$473,517	$31,083	6.6%
SG&A (as a % of net sales)	49.3%	48.9%
Amortization of intangible assets included in Tommy Bahama associated with Tommy Bahama Canada acquisition	$1,491	$1,521
Amortization of intangible assets included in Southern Tide	$263	$—
Transaction expenses associated with the Southern Tide acquisition included in Corporate and Other	$762	$—
Distribution center integration charges	$454	$—

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

Royalties and other operating income in Fiscal 2016 primarily reflects income received from third parties from the licensing of our Tommy Bahama, Lilly Pulitzer and Southern Tide brands. The decrease in royalty income for Fiscal 2016 reflects a decrease in royalty income for Lilly Pulitzer which was partially offset by an increase in royalty income for Tommy Bahama and the royalty income associated with the Southern Tide business.

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

The decrease in operating income in Fiscal 2016 as compared to Fiscal 2015 was primarily due to the lower operating income in Tommy Bahama, including $7.1 million of inventory markdowns, severance and store closing charges incurred in the Fourth Quarter of Fiscal 2016, and Lanier Apparel and the operating loss in Southern Tide. These items were partially offset by higher operating income in Lilly Pulitzer and improved operating results in Corporate and Other. Changes in operating income (loss) by operating group are discussed below.

Tommy Bahama:

	Fiscal 2016	Fiscal 2015	$ Change	% Change
Net sales	$658,911	$658,467	$444	0.1%
Gross margin	58.7%	59.7%
Operating income	$44,101	$65,993	$(21,892)	(33.2)%
Operating income as % of net sales	6.7%	10.0%
Amortization of intangible assets included in Tommy Bahama associated with Tommy Bahama Canada acquisition	$1,491	$1,521

The lower operating results for Tommy Bahama were primarily due to the lower gross margin, as discussed above, and higher SG&A in Fiscal 2016. The higher SG&A for Fiscal 2016 includes (1) $11.8 million of incremental SG&A associated with operating additional full-price retail stores and restaurants, (2) an increase in brand advertising, marketing and other expenses in Tommy Bahama to increase brand awareness and provide support for the brand, (3) increased depreciation expense of $1.9 million related to e-commerce operations, which were primarily related to website upgrades implemented in the First Quarter of Fiscal 2016, and the Tommy Bahama office in Seattle, Washington, (4) $1.3 million of increased severance costs and (5) asset impairment charges of $0.9 million primarily related to outlet store closures. These SG&A increases were partially offset by $0.7 million of lower incentive compensation. Included in the gross margin impact and SG&A items above, we incurred charges of $7.1 million in the Fourth Quarter of Fiscal 2016 consisting of $4.7 million of inventory markdowns, $0.9 million of severance charges and $1.6 million of charges related to outlet store closings which are anticipated to improve future operating results.

Lilly Pulitzer:

	Fiscal 2016	Fiscal 2015	$ Change	% Change
Net sales	$233,294	$204,626	$28,668	14.0%
Gross margin	62.5%	64.2%
Operating income	$51,995	$42,525	$9,470	22.3%
Operating income as % of net sales	22.3%	20.8%

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

The loss from discontinued operations, net of taxes in Fiscal 2016 primarily reflects an additional loss related to the retained lease obligations of our discontinued operations primarily due to the default and failure to pay by a sub-tenant and an updated assessment of the anticipated losses considering anticipated sub-lease income to be earned, timing of obtaining a tenant, lease incentives and market rents. Fiscal 2015 reflects the loss on the sale of our former Ben Sherman business, which was sold in the Second Quarter of Fiscal 2015, as well as the operations of the discontinued operations prior to disposal and any charges related to the discontinued operations subsequent to disposal.

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
Additionally, we use cash for the funding of capital expenditures, dividends and repayment of indebtedness. In the ordinary course of business, we maintain certain levels of inventory, extend credit to our wholesale customers and pay our operating expenses. Thus, we require a certain amount of working capital to operate our business. If cash inflows are less than cash outflows, we have access to amounts under our U.S. Revolving Credit Agreement, subject to its terms, which is described below. We may seek to finance our future cash requirements through various methods, including cash flow from operations, borrowings under our current or additional credit facilities, sales of debt or equity securities, and cash on hand.
As of February 3, 2018, we had $6.3 million of cash and cash equivalents on hand, with $45.8 million of borrowings outstanding and $219.7 million of availability under our U.S. Revolving Credit Agreement. We believe our balance sheet and anticipated future positive cash flow from operating activities provide sufficient cash flow to satisfy our ongoing cash requirements as well as ample opportunity to continue to invest in our brands, direct to consumer initiatives and other strategic initiatives.
Key Liquidity Measures

($ in thousands)	February 3, 2018	January 28, 2017	$ Change	% Change
Total Current Assets	$236,118	$231,628	$4,490	1.9%
Total Current Liabilities	135,010	131,396	3,614	2.8%
Working capital	$101,108	$100,232	$876	0.9%
Working capital ratio	1.75	1.76
Debt to total capital ratio	10%	20%

Our working capital ratio is calculated by dividing total current assets by total current liabilities. Current assets increased from January 28, 2017 to February 3, 2018 primarily due to higher receivables and prepaid expenses partially offset by lower inventories. Current liabilities increased from January 28, 2017 to February 3, 2018 primarily due to higher accrued compensation and other accrued expenses and liabilities partially offset by lower accounts payable. Changes in current assets and current liabilities are discussed below.

For the ratio of debt to total capital, debt is defined as short-term and long-term debt, and total capital is defined as debt plus shareholders' equity. Debt was $45.8 million at February 3, 2018 and $91.5 million at January 28, 2017, while shareholders’ equity was $429.8 million at February 3, 2018 and $376.1 million at January 28, 2017. The decrease in debt since January 28, 2017 was primarily due to $118.6 million of cash flow from operations which was partially offset by cash payments of $38.7 million for capital expenditures, $18.2 million for dividends and $15.5 million for various acquisitions including post-closing payments for certain acquisitions completed in Fiscal 2016. Shareholders' equity increased from January 28, 2017, primarily as a result of net earnings less dividends paid during the period. Our debt levels and ratio of debt to total capital in future periods may not be comparable to historical amounts as we continue to assess, and possibly make changes to, our capital structure. Changes in our capital structure in the future, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.
Balance Sheet
The following tables set forth certain information included in our consolidated balance sheets (in thousands). Below each table are explanations for any significant changes in the balances from January 28, 2017 to February 3, 2018.
Current Assets:

	February 3, 2018	January 28, 2017	$ Change	% Change
Cash and cash equivalents	$6,343	$6,332	$11	0.2%
Receivables, net	67,542	58,279	9,263	15.9%
Inventories, net	126,812	142,175	(15,363)	(10.8)%
Prepaid expenses	35,421	24,842	10,579	42.6%
Total Current Assets	$236,118	$231,628	$4,490	1.9%

Cash and cash equivalents as of February 3, 2018 and January 28, 2017 represent typical cash amounts maintained on an ongoing basis in our operations, which generally ranges from $5 million to $10 million at any given time. Any excess cash is generally used to repay amounts outstanding under our U.S. Revolving Credit Agreement. The increase in receivables, net as of February 3, 2018 was primarily due to a $5.0 million income tax receivable as of February 3, 2018 with no meaningful income tax receivable as of January 28, 2017 as well as higher trade receivables primarily reflecting higher wholesale sales in the Fourth Quarter of Fiscal 2017 and lower wholesale allowance amounts.

Inventories, net as of February 3, 2018 decreased from January 28, 2017. This decrease includes decreases in Tommy Bahama, Corporate and Other, Lanier Apparel and Southern Tide, partially offset by increased inventory in Lilly Pulitzer. Tommy Bahama's inventory decreased primarily due to a focus on more closely managing inventory purchases, the sale of certain prior season inventory through off-price wholesale channels and outlet stores during Fiscal 2017 and lower inventory in transit at year end due in part to the timing of Chinese New Year and the 53rd week of Fiscal 2017. The inventory reduction in Corporate and Other reflects the impact of LIFO accounting including changes in the amount of inventory markdowns requiring reversal as part of LIFO accounting as well as an increase in the LIFO reserve due to the increase in the PPI. The reduced inventory in Lanier Apparel was primarily due to the exit from and changes in certain replenishment programs resulting in lower inventory levels. Southern Tide's inventory decreased primarily due to initiatives to reduce on-hand inventory levels and clear prior season inventory more quickly. The increase in inventory at Lilly Pulitzer was primarily due to anticipated growth, including sales at the new retail store locations opened or acquired during Fiscal 2017. We believe that inventory levels in each operating group are appropriate to support anticipated sales for the First Quarter of Fiscal 2018.

Prepaid expenses as of February 3, 2018 increased from January 28, 2017 as a result of higher (1) prepaid advertising associated with Spring and Summer 2018 advertising campaigns and the timing of certain advertising payments, (2) prepaid rent due to the timing of payment of monthly rent amounts as February 2018 rent payments were paid prior to February 3, 2018, but certain February 2017 rent payments had not been paid prior to January 28, 2017, and (3) other prepaid operating expenses primarily related to information technology related maintenance, services and software licenses. These increases were partially offset by lower prepaid taxes.
Non-current Assets:

	February 3, 2018	January 28, 2017	$ Change	% Change
Property and equipment, net	$193,533	$193,931	$(398)	(0.2)%
Intangible assets, net	178,858	175,245	3,613	2.1%
Goodwill	66,703	60,015	6,688	11.1%
Other non-current assets, net	24,729	24,340	389	1.6%
Total non-current assets, net	$463,823	$453,531	$10,292	2.3%
Property and equipment, net as of February 3, 2018 is comparable to January 28, 2017 as capital expenditures and depreciation expense were generally comparable in Fiscal 2017. The increase in intangible assets, net and goodwill at February 3, 2018 were primarily due to the acquisitions of certain Lilly Pulitzer Signature Stores and Beaufort Bonnet during Fiscal 2017, partially offset by the amortization of intangible assets in Fiscal 2017.
Liabilities:

	February 3, 2018	January 28, 2017	$ Change	% Change
Total Current Liabilities	$135,010	$131,396	$3,614	2.8%
Long-term debt	45,809	91,509	(45,700)	(49.9)%
Other non-current liabilities	74,029	70,002	4,027	5.8%
Deferred taxes	15,269	13,578	1,691	12.5%
Liabilities related to discontinued operations	—	2,544	(2,544)	(100.0)%
Total liabilities	$270,117	$309,029	$(38,912)	(12.6)%
Current liabilities as of February 3, 2018 increased compared to January 28, 2017 primarily due to increased (1) accrued compensation resulting from increased bonuses in Tommy Bahama, Corporate and Other and Lanier Apparel partially offset by lower bonuses in Lilly Pulitzer and (2) other accrued expenses and liabilities resulting from higher sales taxes, duties payable and estimated direct to consumer returns generally as a result of higher direct to consumer sales during the period. The increased accrued compensation and other accrued expenses and liabilities were partially offset by lower (1) accounts payable primarily due to the lower inventory in transit amounts and the timing of payment of other amounts and (2) liabilities related to discontinued operations. The decrease in debt as of February 3, 2018 was primarily due to $118.6 million of cash flow from operations which was partially offset by cash payments of $38.7 million for capital expenditures, $18.2 million for dividends and $15.5 million for various acquisitions.

Other non-current liabilities increased as of February 3, 2018 compared to January 28, 2017 primarily due to increases in deferred rent liabilities, including tenant improvement allowances from landlords, and deferred compensation liabilities. Deferred taxes increased as of February 3, 2018 compared to January 28, 2017 primarily due to timing differences associated with (1) depreciation recognized for tax and book purposes, including the $12 million impact of a cost segregation analysis completed in Fiscal 2017 and (2) amortization of intangible assets recognized for tax purposes, which were partially offset by (1) the $11.5 million impact of the revaluation of deferred tax amounts related to the U.S. Tax Reform, which reduced enacted tax rates in the Fourth Quarter of Fiscal 2017, and (2) timing differences associated with inventories. Liabilities related to discontinued operations, including current and non-current amounts, as of February 3, 2018 decreased primarily as a result of negotiated lease terminations in Fiscal 2017 for both lease agreements, with the final satisfaction of the $2.1 million liability associated with the lease obligations completed in February 2018. We do not anticipate cash flows or earnings related to the discontinued operations in future periods as we have satisfied all obligations related to these lease agreements.
Statement of Cash Flows
The following table sets forth the net cash flows, including continuing and discontinued operations, resulting in the change in our cash and cash equivalents (in thousands):

	Fiscal 2017	Fiscal 2016	Fiscal 2015
Cash provided by operating activities	$118,593	$118,565	$105,373
Cash used in investing activities	(54,277)	(146,491)	(13,946)
Cash (used in) provided by financing activities	(64,712)	27,367	(91,466)
Net change in cash and cash equivalents	$(396)	$(559)	$(39)
Cash and cash equivalents on hand were $6.3 million and $6.3 million at February 3, 2018 and January 28, 2017, respectively. Changes in cash flows in Fiscal 2017, Fiscal 2016 and Fiscal 2015 related to operating activities, investing activities and financing activities are discussed below.

Operating Activities:

In Fiscal 2017, Fiscal 2016 and Fiscal 2015, operating activities provided $118.6 million, $118.6 million and $105.4 million of cash, respectively. The cash flow from operating activities for each period was primarily the result of net earnings for the relevant period adjusted, as applicable, for non-cash activities including depreciation, amortization and equity-based compensation, as well as the net impact of changes in deferred taxes and our working capital accounts. In each of Fiscal 2017, Fiscal 2016 and Fiscal 2015, working capital account changes had a favorable impact on cash flow from operations.

In Fiscal 2017, the more significant changes in working capital accounts were decreases in inventories, which increased cash flow from operations, partially offset by increases in prepaid expenses and receivables, each of which decreased cash flow from operations. In Fiscal 2016, in addition to the favorable impact of deferred taxes, the more significant changes in working capital accounts were decreases in receivables and inventories, each of which increased cash flow from operations. In Fiscal 2015, the more significant changes in working capital accounts were a decrease in receivables and an increase in non-current liabilities, each of which increased cash flow from operations, partially offset by an increase in inventories, which decreased cash flow from operations.

Investing Activities:

During Fiscal 2017, Fiscal 2016 and Fiscal 2015, investing activities used $54.3 million, $146.5 million and $13.9 million, respectively, of cash. Our cash flow used in investing activities on an ongoing basis typically consists of our capital expenditure investments in our existing brands and acquisitions of assets and operations of new businesses. Our capital expenditures primarily consist of costs associated with information technology initiatives, including e-commerce capabilities; opening, relocating and remodeling full-price retail stores and restaurants; and facilities enhancements for distribution centers and offices.

In Fiscal 2017, Fiscal 2016 and Fiscal 2015, we paid $38.7 million, $49.4 million and $73.1 million, respectively, for capital expenditures. During Fiscal 2017 and Fiscal 2016, we paid $15.5 million and $95.0 million, respectively, for acquisitions. Fiscal 2017 included amounts paid for various smaller acquisitions including the acquisition of the operations and assets of Beaufort Bonnet and 12 Lilly Pulitzer Signature Stores as well as post-closing payments for certain acquisitions completed in Fiscal 2016, while Fiscal 2016 included amounts paid for the acquisition of the operations and assets of Southern Tide, as well as other smaller acquisitions. Additionally, in Fiscal 2015 we received $59.3 million of proceeds for the sale of our Ben Sherman business, while in Fiscal 2016 we paid $2.0 million for the final working capital settlement associated with the sale of Ben Sherman.

Financing Activities:

During Fiscal 2017, Fiscal 2016 and Fiscal 2015, financing activities used $64.7 million of cash, provided $27.4 million of cash and used $91.5 million of cash, respectively. In Fiscal 2017 and Fiscal 2015, we decreased debt as our cash flow from operations exceeded our capital expenditures, payment of dividends and amounts paid related to acquisitions. During Fiscal 2016, we increased debt primarily for funding our Fiscal 2016 acquisition of Southern Tide, funding our capital expenditures and payment of dividends, which in the aggregate exceeded our cash flow from operations. During Fiscal 2017, Fiscal 2016 and Fiscal 2015 we paid $18.2 million, $18.1 million and $16.6 million of dividends, respectively. Additionally, in Fiscal 2015, we also paid $12.5 million for the final payment for the contingent consideration arrangement related to the Lilly Pulitzer acquisition.

We anticipate that cash flow provided by or used in financing activities in the future will be dependent upon whether our cash flow from operating activities exceeds our capital expenditures, dividend payments, acquisitions and any other investing or financing activities. Generally, we anticipate that excess cash, if any, will be used to repay debt on our U.S. Revolving Credit Agreement.

Liquidity and Capital Resources

We had $45.8 million outstanding as of February 3, 2018 under our $325 million Fourth Amended and Restated Credit Agreement ("U.S. Revolving Credit Agreement") compared to $91.5 million of borrowings outstanding as of January 28, 2017. The U.S. Revolving Credit Agreement generally (1) is limited to a borrowing base consisting of specified percentages of eligible categories of assets, (2) accrues variable-rate interest (weighted average borrowing rate of 3.5% as of February 3, 2018), unused line fees and letter of credit fees based upon average unused availability or utilization, (3) requires periodic interest payments with principal due at maturity (May 2021) and (4) is secured by a first priority security interest in substantially all of the assets of Oxford Industries, Inc. and its domestic subsidiaries, including accounts receivable, books and records, chattel paper, deposit accounts, equipment, certain general intangibles, inventory, investment property (including the equity interests of certain subsidiaries), negotiable collateral, life insurance policies, supporting obligations, commercial tort claims, cash and cash equivalents, eligible trademarks, proceeds and other personal property.

To the extent cash flow needs exceed cash flow provided by our operations we will have access, subject to its terms, to our U.S. Revolving Credit Agreement to provide funding for operating activities, capital expenditures and acquisitions, if any. Our U.S. Revolving Credit Agreement is also used to establish collateral for certain insurance programs and leases and to finance trade letters of credit for product purchases, which reduce amounts available under our line of credit when issued. As of February 3, 2018, $4.7 million of letters of credit were outstanding against our U.S. Revolving Credit Agreement. After considering these limitations and the amount of eligible assets in our borrowing base, as applicable, as of February 3, 2018, we had $219.7 million in unused availability under the U.S. Revolving Credit Agreement, subject to certain limitations on borrowings.
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
Additionally, the U.S. Revolving Credit Agreement contains a financial covenant that applies if excess availability under the agreement for three consecutive days is less than the greater of (1) $23.5 million or (2) 10% of availability. In such case, our fixed charge coverage ratio as defined in the U.S. Revolving Credit Agreement must not be less than 1.0 to 1.0 for the immediately preceding 12 fiscal months for which financial statements have been delivered. This financial covenant continues to apply until we have maintained excess availability under the U.S. Revolving Credit Agreement of more than the greater of (1) $23.5 million or (2) 10% of availability for 30 consecutive days.
We believe that the affirmative covenants, negative covenants, financial covenants and other restrictions under the U.S. Revolving Credit Agreement are customary for those included in similar facilities entered into at the time we entered into the U.S. Revolving Credit Agreement. During Fiscal 2017 and as of February 3, 2018, no financial covenant testing was required pursuant to our U.S. Revolving Credit Agreement as the minimum availability threshold was met at all times. As of February 3, 2018, we were compliant with all covenants related to the U.S. Revolving Credit Agreement.
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
On March 27, 2018, our Board of Directors approved a cash dividend of $0.34 per share payable on May 4, 2018 to shareholders of record as of the close of business on April 20, 2018. This represents a 26% increase from the quarterly cash dividend of $0.27 per share paid in each quarter of Fiscal 2017, as noted in the table above. Although we have paid dividends in each quarter since we became a public company in July 1960, we may discontinue or modify dividend payments at any time if we determine that other uses of our capital, including payment of outstanding debt, funding of acquisitions, funding of capital expenditures or repurchases of outstanding shares, may be in our best interest; if our expectations of future cash flows and future cash needs outweigh the ability to pay a dividend; or if the terms of our credit facility, other debt instruments or applicable law limit our ability to pay dividends. We may borrow to fund dividends in the short term based on our expectation of operating cash flows in future periods subject to the terms and conditions of our credit facility, other debt instruments and applicable law. All cash flow from operations will not be paid out as dividends in all periods. For details about limitations on our ability to pay dividends, see the discussion of the U.S. Revolving Credit Agreement above.
Contractual Obligations
The following table summarizes our contractual cash obligations, as of February 3, 2018, by future period (in thousands):

	Payments Due by Period
	Less Than 1 year	1-3 Years	3-5 Years	More Than 5 Years	Total
Contractual Obligations:
U.S. Revolving Credit Agreement (1)	$—	$—	$—	$—	$—
Operating leases (2)	67,624	127,898	114,092	144,906	454,520
Minimum royalty and advertising payments pursuant to royalty agreements	5,574	10,064	3,330	—	18,968
Letters of credit	$4,661	—	—	—	4,661
Other (3)(4)	—	—	—	—	—
Total	$77,859	$137,962	$117,422	$144,906	$478,149
_______________________________________________________________________________

(1)
Principal and interest amounts payable in future periods on our U.S. Revolving Credit Agreement have been excluded from the table above, as the amount that will be outstanding and interest rate during any fiscal year will be dependent upon future events which are not known at this time. During Fiscal 2017, we paid $2.8 million of interest.

(2)
Amounts to be paid in future periods for real estate taxes, insurance, other operating expenses and contingent rent applicable to the properties pursuant to the respective operating leases have been excluded from the table above, as the amounts payable in future periods are, in most cases, not quantified in the lease agreements and are dependent on factors which are not known at this time. Such amounts incurred in Fiscal 2017 totaled $24.8 million.

(3)
Amounts totaling $12.2 million of deferred compensation obligations, which are included in other non-current liabilities in our consolidated balance sheet as of February 3, 2018, have been excluded from the table above, due to the uncertainty of the timing of the payment of these obligations, which are generally at the discretion of the individual employees or upon the death of the individual.

(4)
Non-current deferred taxes, which is the net amount of deferred tax liabilities and deferred tax assets, of $15.3 million included in our consolidated balance sheet as of February 3, 2018 and discussed in Note 8 to our consolidated financial statements included in this report have been excluded from the above table, as deferred income tax liabilities are calculated based on temporary differences between the tax basis and book basis of assets and liabilities, which will result in taxable amounts in future years when the amounts are settled at their reported financial statement amounts. As the results of these calculations do not have a direct connection with the amount of cash taxes to be paid in any future periods, scheduling deferred income tax amounts by period could be misleading.

Our anticipated capital expenditures for Fiscal 2018, which are excluded from the table above as we are generally not contractually obligated to pay these amounts as of February 3, 2018, are expected to approach $60 million. These expenditures are expected to consist primarily of costs associated with information technology initiatives, including e-commerce capabilities; opening, relocating and remodeling full-price retail stores and restaurants; and facilities enhancements. Our capital expenditure amounts in future years may increase or decrease from the amounts incurred in prior years depending on the information technology initiatives, full-price retail store and restaurant openings, relocations and remodels and other infrastructure requirements deemed appropriate for that year to support future expansion of our businesses.
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
An area of judgment affecting reported revenues and net earnings involves estimating sales reserves, which represent a portion of revenues not expected to be realized. We record our revenues net of estimated discounts, allowances, cooperative advertising, operational chargebacks and returns, as appropriate. As certain allowances and other deductions are not finalized until the end of a season, program or other event which may not have occurred yet, we estimate such discounts and allowances on an ongoing basis. Significant considerations in determining our estimates for discounts, allowances, operational chargebacks and returns for wholesale customers may include historical and current trends, agreements with customers, projected seasonal results, an evaluation of current economic conditions, specific program or product expectations and retail performance. Actual discounts and allowances to our wholesale customers have not differed materially from our estimates in prior periods. As of February 3, 2018, our total reserves for discounts, returns and allowances for our wholesale businesses were $6.5 million and, therefore, if the allowances changed by 10% it would have had a pre-tax impact of $0.7 million on earnings in Fiscal 2017. The substantial majority of these reserves as of February 3, 2018 relate to our Lanier Apparel business.
As direct to consumer products may be returned after the date of original purchase by the consumer, we must make estimates of reserves for products which were sold prior to the balance sheet date but that we anticipate may be returned by the consumer subsequent to that date. The determination of direct to consumer return reserve amounts requires judgment and consideration of historical and current trends, evaluation of current economic trends and other factors. Our historical estimates of direct to consumer return reserves have not differed materially from actual results. As of February 3, 2018, our direct to consumer return reserve was $4.2 million. A 10% change in the direct to consumer return reserve as of February 3, 2018 would have had a $0.3 million pre-tax impact on earnings in Fiscal 2017.
For our wholesale receivables, we recognize estimated reserves for bad debts based on our historical collection experience, the financial condition of our customers, an evaluation of current economic conditions and anticipated trends, each of which is subjective and requires certain assumptions. Actual charges for bad debts have not differed materially from our estimates in prior periods. As of February 3, 2018, our allowance for bad debts was $1.7 million, and therefore, if the allowance for bad debts changed by 10% it would have had a pre-tax impact of $0.2 million on earnings in Fiscal 2017. While the amounts deemed uncollectible have not been significant in recent years if, in the future, amounts due from significant customer(s) were deemed to be uncollectible as a result of events that occur subsequent to February 3, 2018 this could result in a material charge to our consolidated statements of operations in future periods.
We will adopt the revised guidance for revenue recognition on the first day of Fiscal 2018. Adoption of this standard will result in a change to our revenue recognition policy, but the changes are not expected to result in a material change in the timing or amounts of revenue recognized. Refer to Note 1 in our consolidated financial statements for additional information on the anticipated impact of the new revenue recognition guidance.
Inventories, net
For operating group reporting, inventory is carried at the lower of the first-in, first-out (FIFO) method cost or market. We continually evaluate the composition of our inventories, substantially all of which is finished goods inventory, for identification of distressed inventory. In performing this evaluation, we consider slow-turning products, an indication of lack of consumer acceptance of particular products, prior seasons' fashion products and current levels of replenishment program products as compared to future sales estimates. We estimate the amount of goods that we will not be able to sell in the normal course of business and write down the value of these goods as necessary. As the amount to be ultimately realized for the goods is not necessarily known at period end, we must utilize certain assumptions considering historical experience, inventory quantity, quality, age and mix, historical sales trends, future sales projections, consumer and retailer preferences, market trends, general economic conditions and our plans to sell the inventory. Also, we provide an allowance for shrinkage, as appropriate, for the period between the last physical inventory count and each balance sheet date. Historically, our estimates of inventory markdowns and inventory shrinkage have not varied significantly from actual results.
For consolidated financial reporting, $118.0 million, or 93%, of our inventories are valued at the lower of the last-in, first-out (LIFO) method cost or market after deducting the $61.5 million LIFO reserve as of February 3, 2018. The remaining $8.8 million of our inventories are valued at the lower of FIFO cost or market as of February 3, 2018. LIFO reserves are based on the Producer Price Index (PPI) as published by the United States Department of Labor. We write down inventories valued at the lower of LIFO cost or market when LIFO cost exceeds market value. We deem LIFO accounting adjustments to not only include changes in the LIFO reserve, but also changes in markdown reserves which are considered in LIFO accounting. As our LIFO inventory pool does not correspond to our operating group definitions, LIFO inventory accounting adjustments are not allocated to the respective operating groups. Thus, the impact of accounting for inventories on the LIFO method is reflected in Corporate and Other for operating group reporting purposes.
As of February 3, 2018, we had recorded a reserve of $1.1 million related to inventory on the lower of FIFO cost or market method and for inventory on the lower of LIFO cost or market method with markdowns in excess of our LIFO reserve. A 10% change in the amount of such markdowns would have a pre-tax impact of $0.1 million on earnings in Fiscal 2017. A change in the markdowns of our inventory valued at the lower of LIFO cost or market method that is not marked down in excess of our LIFO reserve typically would not be expected to have a material impact on our consolidated financial statements. A change in inventory levels, or the mix by inventory category, at the end of future fiscal years compared to inventory balances as of February 3, 2018 could result in a material impact on our consolidated financial statements as such a change may erode portions of our earlier base year layers for purposes of making our annual LIFO computation. Additionally, a change in the PPI as published by the United States Department of Labor as compared to the indexes as of February 3, 2018 could result in a material impact on our consolidated financial statements as inflation or deflation would change the amount of our LIFO reserve.

Given the significant amount of uncertainty surrounding the year-end LIFO calculation, including the estimate of year-end inventory balances, the proportion of inventory in each inventory category and the year-end PPI, we typically do not adjust our LIFO reserve in the first three quarters of a fiscal year. This policy may result in significant LIFO accounting adjustments in the fourth quarter of the fiscal year resulting from the year over year changes in inventory levels, the PPI and markdown reserves. We do recognize on a quarterly basis during each of the first three quarters of the fiscal year changes in markdown reserves as those amounts can be estimated on a quarterly basis.
Accounting for business combinations requires that assets and liabilities, including inventories, are recorded at fair value at the acquisition date. In accordance with GAAP, the definition of fair value of inventories acquired generally will equal the expected sales price less certain costs associated with selling the inventory, which may exceed the actual cost of producing the acquired inventories. Based on the inventory turn of the acquired inventories, amounts are recognized as additional cost of goods sold in the periods subsequent to the acquisition as the acquired inventory is sold in the ordinary course of business. In determining the fair value of the acquired inventory, as well as the appropriate period to recognize the charge in our consolidated statements of operations as the acquired inventory is sold, we must make certain assumptions regarding costs incurred prior to acquisition for the acquired inventory, an appropriate profit allowance, estimates of the costs to sell the inventory and the timing of the sale of the acquired inventory. Such estimates involve significant uncertainty, and the use of different assumptions could have a material impact on our consolidated financial statements.
Goodwill and Intangible Assets, net
The cost of each acquired business is allocated to the individual tangible and intangible assets acquired and liabilities assumed or incurred as a result of the acquisition based on their estimated fair values. The assessment of the estimated fair values of assets and liabilities acquired requires us to make certain assumptions regarding the use of the acquired assets, anticipated cash flows, probabilities of cash flows, discount rates and other factors. In certain of our acquisitions, significant intangible assets and goodwill were acquired resulting in $178.9 million of intangible assets and $66.7 million of goodwill in our consolidated balance sheet as of February 3, 2018.
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
The fair values and useful lives of these acquired intangible assets and goodwill are estimated based on our assessment as well as independent third party appraisals in some cases. Such valuations, which are dependent upon a number of uncertain factors, may include a discounted cash flow analysis of anticipated revenues and expenses or cost savings resulting from the acquired intangible asset using an estimate of a risk-adjusted market-based cost of capital as the discount rate. The valuation of intangible assets and goodwill requires significant judgment due to the variety of uncertain factors, including planned use of the intangible assets as well as estimates of net sales, royalty income, operating income, growth rates, royalty rates for the trademarks, discount rates and income tax rates, among other factors. The use of different assumptions related to these uncertain factors at acquisition or a later date could result in a material change to the amounts of intangible assets and goodwill initially recorded at acquisition, which could result in a material impact on our consolidated financial statements.
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
Amortization of intangible assets with finite lives, which primarily consist of trademarks, reacquired rights and customer relationships, is recognized over their estimated useful lives using the straight line method of amortization or another method of amortization that reflects the pattern in which the economic benefits of the intangible assets are consumed or otherwise realized. We amortize our intangible assets with finite lives for periods of up to 20 years. The determination of an appropriate useful life for amortization is based on the remaining contractual period, as applicable, our plans for the intangible asset as well as factors outside of our control, including expected customer attrition. Intangible assets with finite lives are reviewed for impairment periodically if events or changes in circumstances indicate that the carrying amount may not be recoverable. If expected future discounted cash flows from operations are less than their carrying amounts, an asset is determined to be impaired and a loss is recorded for the amount by which the carrying value of the asset exceeds its fair value. Amortization related to intangible assets with finite lives totaled $2.4 million during Fiscal 2017 and is anticipated to be approximately $2.6 million in Fiscal 2018.
Goodwill is quantitatively evaluated for possible impairment by comparing the estimated fair value of the goodwill to its carrying value. The quantitative test includes valuations of each applicable underlying business using fair value techniques and market comparables, which may include a discounted cash flow analysis or an independent appraisal. Significant estimates, some of which may be very subjective, considered in such a discounted cash flow analysis are future cash flow projections of the business, a risk-adjusted market-based cost of capital as the discount rate, income tax rates and other assumptions. The estimates and assumptions included in the evaluation of the recoverability of goodwill involve significant uncertainty, and if our plans or anticipated results change, the impact on our financial statements could be significant. If an annual or interim analysis indicates an impairment of goodwill balances, the impairment is recognized in our consolidated financial statements as the amount that the carrying value of the goodwill exceeds the estimated fair value of the goodwill.
Intangible assets and goodwill acquired in recent transactions are naturally more susceptible to impairment, primarily since they are recorded at fair value based on recent operating plans and macroeconomic conditions present at the time of acquisition. Consequently, if operating results, plans for the acquired business and/or macroeconomic conditions change after an acquisition, it could result in the impairment of the acquired assets. A change in macroeconomic conditions may not only impact the estimated operating cash flows used in our cash flow models but may also impact other assumptions used in our analysis, including but not limited to, the risk-adjusted market-based cost of capital and/or discount rates. Additionally, we are required to ensure that assumptions used to determine fair value in our analyses are consistent with the assumptions a hypothetical market participant would use. Therefore, the cost of capital discount rates used in our analyses may increase or decrease based on market conditions and trends regardless of whether our actual cost of capital changed. As we acquired Southern Tide in Fiscal 2016 and recorded a significant amount of intangible assets and goodwill related to this acquisition, the assets recognized are more sensitive to changes in assumptions than our other intangible assets and goodwill amounts.
In Fiscal 2017, Fiscal 2016 and Fiscal 2015, no impairment charges related to intangible assets or goodwill were recognized.
Other Fair Value Measurements
For many assets and liabilities, the determination of fair value may not require the use of many assumptions or other estimates. However, in some cases the assumptions or inputs associated with the determination of fair value as of a measurement date may require the use of many assumptions and may be internally derived or otherwise unobservable. We utilize certain market-based and internally derived information and make assumptions about the information in determining (1) the fair values of assets and liabilities acquired as part of a business combination, (2) adjusting recognized assets and liabilities to fair value and (3) and assessing recognized assets for impairment, including intangible assets, goodwill and property and equipment.
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
For the determination of fair value for assets and liabilities acquired as part of a business combination, adjusting recognized assets and liabilities to fair value and assessing, and possibly adjusting, recognized assets for impairment, the assumptions, or the timing of changes in these assumptions, that we make regarding the valuation of these assets could differ significantly from the assumptions made by other parties. The use of different assumptions could result in materially different valuations for the respective assets and liabilities, which would impact our consolidated financial statements.
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
From time to time, we may recognize certain obligations related to certain leased space associated with exiting retail or office space. In these cases, we must determine the net loss related to the space if the anticipated cash outflows for the space exceed the estimated cash inflows related to the space. While estimated cash outflows are generally known since there is an underlying lease, the estimated cash inflows for sublease rental income and other costs are often very subjective if there is not a sub-lease agreement in place at that time since those amounts are dependent upon many factors including, but not limited to, whether a sub-tenant will be obtained, the time required to obtain the sub-tenant as well as the rent payments and any tenant allowances agreed with the sub-tenant as part of the future lease negotiations. Also, it is possible that we could negotiate a lease termination in the future that would differ from the amount of the required payments pursuant to the lease agreement. Thus, our estimate of a liability related to a lease obligation could change significantly as we obtain better information in the future or if our current assumptions do not materialize. The assumptions made by another party related to such leases could be different than the assumptions made by us.
Income Taxes
We recognize deferred tax assets to the extent we believe it is more likely than not that these assets will be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, taxable income in carryback years, tax-planning strategies, and results of recent operations. Valuation allowances are established when we determine that it is more-likely-than-not that some portion or all of a deferred tax asset will not be realized.
Valuation allowances, which total $5.6 million as of February 3, 2018, are analyzed periodically and adjusted as events occur or circumstances change that would indicate adjustments to the valuation allowances are appropriate. Valuation allowance amounts could have a material impact on our consolidated statements of operations in the future if assumptions related to realizability of the deferred tax assets changed significantly. Additionally, the timing of recognition of a valuation allowance or any reversal of a valuation allowance requires a significant amount of judgment to assess all the positive and negative evidence, particularly when operating results in the respective jurisdiction have changed or are expected to change from losses to income or from income to losses. As realization of deferred tax assets and liabilities is dependent upon future taxable income in specific jurisdictions, changes in tax laws and rates and shifts in the amount of taxable income among state and foreign jurisdictions may have a significant impact on the amount of benefit ultimately realized for deferred tax assets and liabilities.
As a global company, we are subject to income taxes in a number of domestic and foreign jurisdictions. Therefore, our income tax provision involves many uncertainties due to not only the timing differences of income for financial statement reporting and tax return reporting, but also the application of complex tax laws and regulations, which are subject to interpretation and management judgment. The use of different assumptions or a change in our assumptions related to book to tax timing differences, our determination of whether foreign investments or earnings are permanently reinvested, the ability to realize uncertain tax positions, the appropriateness of valuation allowances, a reduction in valuation allowances or other considerations, transfer pricing practices, the impact of our tax planning strategies and the jurisdictions or significance of earnings in future periods each could have a significant impact on our income tax rate. Additionally, factors impacting income taxes including changes in tax laws or interpretations, court case decisions, statute of limitation expirations or audit settlements could have a significant impact on our income tax rate. An increase in our consolidated income tax rate from 21.9% to 22.9% during Fiscal 2017 would have reduced net earnings by $0.8 million.
U.S. Tax Reform, as enacted on December 22, 2017, made significant changes in the taxation of our domestic and foreign earnings. The federal tax was lowered from 35% to 21% effective January 1, 2018, resulting in a blended federal rate applicable to our fiscal year ended February 3, 2018 to reflect the weighted average of the rate applicable to the period prior to the effective date and the period on and after the effective date. The change in the federal tax rate also required revaluation of our deferred tax assets and liabilities to reflect the enacted rate at which we expect those differences to reverse. The Act moves to a territorial taxation system under which the earnings of foreign subsidiaries will generally not be subject to United States tax upon distribution and imposed a one-time transition tax on the amount of previously untaxed earnings of those foreign subsidiaries measured as of November 2, 2017 or December 31, 2017, whichever resulted in the greater taxable amount. Additional changes included the increase in bonus depreciation available for certain assets acquired after September 27, 2017 and limitations on the deduction for certain expenses, including executive compensation and interest incurred in taxable years beginning on or after January 1, 2018. New taxes were imposed related to foreign income, including a tax on global intangible low-taxed income (“GILTI”) and disallowance of deduction for certain payments (the base erosion anti-abuse tax, or “BEAT”) and new deductions enacted for certain foreign-derived intangible income (“FDII”). As a result of the provisional revaluation impact on our deferred taxes and certain other items related to U.S. Tax Reform, we recognized a reduction in tax expense of $11.5 million in our Fiscal 2017 statement of operations.
The SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides us with up to one year to finalize accounting for the impacts of U.S. Tax Reform. We have estimated provisional tax amounts related to our deferred income tax assets and liabilities, including the impacts of the change in the corporate tax rate, executive compensation, our indefinite reinvestment assertion, the transition tax, GILTI, BEAT, and FDII. We have not yet elected an accounting policy related to how we will account for GILTI and therefore have not provided any deferred tax impacts of GILTI in our consolidated financial statements as of February 3, 2018. We are still finalizing our calculations related to the impact of U.S. Tax Reform on our deferred tax assets and liabilities. The final impact of U.S. Tax Reform may differ from our provisional amounts recognized in Fiscal 2017 due to additional regulatory guidance that may be issued, us obtaining additional information to refine our estimated tax amounts and changes in current interpretations and assumptions. We expect to finalize our accounting for the impacts of U.S. Tax Reform during Fiscal 2018.
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
RECENT ACCOUNTING PRONOUNCEMENTS
Refer to Note 1 in our consolidated financial statements included in this report for a discussion of recent accounting pronouncements issued by the FASB that we have not yet adopted that are expected to possibly have a material affect on our financial position, results of operations or cash flows.
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
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are exposed to market risk from changes in interest rates on our indebtedness, which could impact our financial condition and results of operations in future periods. We may attempt to limit the impact of interest rate changes on earnings and cash flow, primarily through a mix of variable-rate and fixed-rate debt, although at times all of our debt may be either variable-rate or fixed-rate debt. Further, at times we may enter into interest rate swap arrangements related to certain of our variable-rate debt in order to fix the interest rate if we determine that our exposure to interest rate changes is higher than optimal. Our assessment also considers our need for flexibility in our borrowing arrangements resulting from the seasonality of our business, anticipated future cash flows and our expectations about the risk of future interest rate changes, among other factors. We continuously monitor interest rates to consider the sources and terms of our borrowing facilities in order to determine whether we have achieved our interest rate management objectives. We do not enter into debt agreements or interest rate hedging transactions on a speculative basis.
As of February 3, 2018, all of our $45.8 million of debt outstanding was subject to variable interest rates. Our U.S. Revolving Credit Agreement accrues interest based on variable interest rates while providing the necessary borrowing flexibility we require due to the seasonality of our business and our need to fund certain product purchases with trade letters of credit. During Fiscal 2017, our interest expense was $3.1 million. Based on the average amount of variable-rate debt outstanding in Fiscal 2017, a 100 basis point increase in interest rates would have increased our interest expense by $0.7 million. To the extent that the amounts outstanding under our variable-rate lines of credit increase or decrease, our exposure to changes in interest rates would also change.
While we anticipate that our average borrowings in Fiscal 2018 will be lower than our average borrowings in Fiscal 2017, we anticipate the increase in interest rates that occurred in Fiscal 2017 as well as anticipated further increases in interest rates in Fiscal 2018 will generally offset the impact of the lowering borrowings.

Foreign Currency Risk
To the extent that we have assets, liabilities, revenues or expenses denominated in foreign currencies that are not hedged, we are subject to foreign currency transaction and translation gains and losses. As of February 3, 2018, our foreign currency exchange risk exposure primarily results from transactions of our businesses operating outside of the United States, which is primarily related to (1) our Tommy Bahama operations in Canada, Australia and Japan purchasing goods in U.S. dollars or other currencies which are not the functional currency of the business and (2) certain other transactions, including intercompany transactions.
Less than 5% of our net sales in Fiscal 2017 were denominated in currencies other than the U.S. dollar, while substantially all of our inventory purchases, including goods for operations in Canada, Japan and Australia, from contract manufacturers throughout the world are denominated in U.S. dollars. Purchase prices for our products may be impacted by fluctuations in the exchange rate between the U.S. dollar and the local currencies of the contract manufacturers, which may have the effect of increasing our cost of goods sold in the future even though our inventory is purchased on a U.S. dollar arrangement. Additionally, to the extent that the exchange rate between the U.S. dollar and the currency that the inventory will be sold in (e.g. the Canadian dollar, Australian dollar or Japanese Yen) changes, the gross margins of those businesses could be impacted significantly, particularly if we are not able to increase sales prices to our customers.
We may enter into short-term forward foreign currency exchange contracts in the ordinary course of business to mitigate a portion of the risk associated with foreign currency exchange rate fluctuations related to purchases of inventory or selling goods in currencies other than the functional currencies by certain of our foreign operations. As of February 3, 2018, we were not a party to any foreign currency forward exchange contracts. Due to the limited magnitude and the uncertainty about timing of cash flows provided by or used in the Tommy Bahama operations in Canada, Australia and Japan, we have not historically entered into forward foreign currency exchange contract for these operations. However, it may be appropriate in the future to enter into hedging arrangements for these operations. At this time, we do not anticipate that the impact of foreign currency changes on Tommy Bahama's international operations would have a material impact on Tommy Bahama's operating income or our consolidated net earnings in Fiscal 2018 given the proportion of Tommy Bahama's operations in international markets.
In addition to foreign currency risks related to specific transactions listed above, we also have foreign currency exposure risk associated with translating the financial statements of our foreign operations with a functional currency other than the U.S. dollar into U.S. dollars for financial reporting purposes. A strengthening U.S. dollar could result in lower levels of sales and earnings in our consolidated statements of operations in future periods although the sales and earnings in the foreign currencies could be equal to or greater than amounts as reported in the prior year. Alternatively, if foreign operations have operating losses, then a strengthening U.S. dollar could result in lower losses although the losses in foreign currencies could be equal to or greater than amounts as previously reported.
We view our foreign investments as long term and we generally do not hedge such foreign investments. Also, we do not hold or issue any derivative financial instruments related to foreign currency exposure for speculative purposes.
Commodity and Inflation Risk
We are affected by inflation and changing prices through the purchase of full-package finished goods from contract manufacturers, who manufacture products consisting of various raw material components. Inflation/deflation risks are managed by each operating group, when possible, through negotiating product prices in advance, selective price increases and cost containment initiatives. We have not historically entered into significant long-term sales or purchase contracts or engaged in hedging activities with respect to our commodity risk.

Item 8.    Financial Statements and Supplementary Data

OXFORD INDUSTRIES, INC. CONSOLIDATED BALANCE SHEETS ($ in thousands, except par amounts)

	February 3, 2018	January 28, 2017
ASSETS
Current Assets
Cash and cash equivalents	$6,343	$6,332
Receivables, net	67,542	58,279
Inventories, net	126,812	142,175
Prepaid expenses	35,421	24,842
Total Current Assets	$236,118	$231,628
Property and equipment, net	193,533	193,931
Intangible assets, net	178,858	175,245
Goodwill	66,703	60,015
Other non-current assets, net	24,729	24,340
Total Assets	$699,941	$685,159
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable	$66,175	$76,825
Accrued compensation	29,941	19,711
Other accrued expenses and liabilities	36,802	32,000
Liabilities related to discontinued operations	2,092	2,860
Total Current Liabilities	$135,010	$131,396
Long-term debt	45,809	91,509
Other non-current liabilities	74,029	70,002
Deferred taxes	15,269	13,578
Liabilities related to discontinued operations	—	2,544
Commitments and contingencies
Shareholders' Equity
Common stock, $1.00 par value per share	16,839	16,769
Additional paid-in capital	136,664	131,144
Retained earnings	280,395	233,493
Accumulated other comprehensive loss	(4,074)	(5,276)
Total Shareholders' Equity	$429,824	$376,130
Total Liabilities and Shareholders' Equity	$699,941	$685,159
   See accompanying notes.

OXFORD INDUSTRIES, INC. CONSOLIDATED STATEMENTS OF OPERATIONS ($ and shares in thousands, except per share amounts)

	Fiscal 2017	Fiscal 2016	Fiscal 2015
Net sales	$1,086,211	$1,022,588	$969,290
Cost of goods sold	473,579	442,284	412,699
Gross profit	$612,632	$580,304	$556,591
SG&A	540,517	504,600	473,517
Royalties and other operating income	13,885	14,180	14,440
Operating income	$86,000	$89,884	$97,514
Interest expense, net	3,109	3,421	2,458
Earnings from continuing operations before income taxes	$82,891	$86,463	$95,056
Income taxes	18,190	31,964	36,519
Net earnings from continuing operations	$64,701	$54,499	$58,537
Income (loss) from discontinued operations, net of taxes	389	(2,038)	(27,975)
Net earnings	$65,090	$52,461	$30,562

Net earnings from continuing operations per share:
Basic	$3.90	$3.30	$3.56
Diluted	$3.87	$3.27	$3.54
Income (loss) from discontinued operations, net of taxes, per share:
Basic	$0.02	$(0.12)	$(1.70)
Diluted	$0.02	$(0.12)	$(1.69)
Net earnings per share:
Basic	$3.92	$3.18	$1.86
Diluted	$3.89	$3.15	$1.85
Weighted average shares outstanding:
Basic	16,600	16,522	16,456
Diluted	16,734	16,649	16,559
Dividends declared per share	$1.08	$1.08	$1.00
   See accompanying notes.

OXFORD INDUSTRIES, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME ($ in thousands)

	Fiscal 2017	Fiscal 2016	Fiscal 2015
Net earnings	$65,090	$52,461	$30,562
Other comprehensive income, net of taxes:
Foreign currency translation adjustment	1,202	1,553	24,071
Net loss on cash flow hedges	—	—	(746)
Total other comprehensive income, net of taxes	$1,202	$1,553	$23,325
Comprehensive income	$66,292	$54,014	$53,887
   See accompanying notes.

OXFORD INDUSTRIES, INC. CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY ($ in thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
January 31, 2015	$16,478	$119,052	$185,229	$(30,154)	$290,605
Net earnings and other comprehensive income	—	—	30,562	23,325	53,887
Shares issued under equity plans	123	1,184	—	—	1,307
Compensation expense for equity awards	—	5,241	—	—	5,241
Cash dividends declared and paid	—	—	(16,640)	—	(16,640)
January 30, 2016	$16,601	$125,477	$199,151	$(6,829)	$334,400
Net earnings and other comprehensive income	—	—	52,461	1,553	54,014
Shares issued under equity plans	196	1,061	—	—	1,257
Compensation expense for equity awards	—	6,445	—	—	6,445
Repurchase of shares	(28)	(1,839)	—	—	(1,867)
Cash dividends declared and paid	—	—	(18,119)	—	(18,119)
January 28, 2017	$16,769	$131,144	$233,493	$(5,276)	$376,130
Net earnings and other comprehensive income	—	—	65,090	1,202	66,292
Shares issued under equity plans	110	1,273	—	—	1,383
Compensation expense for equity awards	—	6,413	—	—	6,413
Repurchase of shares	(40)	(2,166)	—	—	(2,206)
Cash dividends declared and paid	—	—	(18,188)	—	(18,188)
February 3, 2018	$16,839	$136,664	$280,395	$(4,074)	$429,824
   See accompanying notes.

OXFORD INDUSTRIES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS ($ in thousands)

	Fiscal 2017	Fiscal 2016	Fiscal 2015
Cash Flows From Operating Activities:
Net earnings	$65,090	$52,461	$30,562
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation	39,998	40,069	34,476
Amortization of intangible assets	2,404	2,150	1,951
Equity compensation expense	6,413	6,445	5,241
Amortization of deferred financing costs	431	693	385
Loss on sale of discontinued operations	—	—	20,517
Gain on sale of property and equipment	—	—	(853)
Deferred income taxes	1,817	7,880	(361)
Changes in working capital, net of acquisitions and dispositions, if any:
Receivables, net	(8,270)	7,377	11,371
Inventories, net	19,504	4,222	(8,058)
Prepaid expenses	(10,479)	(1,799)	(2,641)
Current liabilities	1,287	434	(553)
Other non-current assets, net	(642)	(2,086)	1,819
Other non-current liabilities	1,040	719	11,517
Cash provided by operating activities	$118,593	$118,565	$105,373
Cash Flows From Investing Activities:
Acquisitions, net of cash acquired	(15,529)	(95,046)	—
Purchases of property and equipment	(38,748)	(49,415)	(73,082)
(Payments for) proceeds from sale of discontinued operations	—	(2,030)	59,336
Other investing activities	—	—	(200)
Cash used in investing activities	$(54,277)	$(146,491)	$(13,946)
Cash Flows From Financing Activities:
Repayment of revolving credit arrangements	(295,326)	(430,995)	(345,485)
Proceeds from revolving credit arrangements	249,625	478,529	281,852
Deferred financing costs paid	—	(1,438)	—
Payment of contingent consideration amounts earned	—	—	(12,500)
Proceeds from issuance of common stock	1,383	1,257	1,307
Repurchase of stock awards for employee tax withholding liabilities	(2,206)	(1,867)	—
Cash dividends declared and paid	(18,188)	(18,119)	(16,640)
Cash (used in) provided by financing activities	$(64,712)	$27,367	$(91,466)
Net change in cash and cash equivalents	$(396)	$(559)	$(39)
Effect of foreign currency translation on cash and cash equivalents	407	568	1,081
Cash and cash equivalents at the beginning of year	6,332	6,323	5,281
Cash and cash equivalents at the end of year	$6,343	$6,332	$6,323
Supplemental disclosure of cash flow information:
Cash paid for interest, net	$2,773	$2,626	$2,301
Cash paid for income taxes	$20,653	$29,872	$35,369
   See accompanying notes.

OXFORD INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
February 3, 2018

Note 1. Summary of Significant Accounting Policies
Principal Business Activity
We are a global apparel company that designs, sources, markets and distributes products bearing the trademarks of our Tommy Bahama®, Lilly Pulitzer® and Southern Tide® lifestyle brands, other owned brands and licensed brands as well as private label apparel products. We distribute our owned lifestyle branded products through our direct to consumer channel, consisting of retail stores and e-commerce sites, and our wholesale distribution channel, which includes better department stores, specialty stores and multi-branded e-commerce retailers. Additionally, we operate Tommy Bahama restaurants, generally adjacent to selected Tommy Bahama retail stores. Our branded and private label apparel products of Lanier Apparel are distributed through department stores, national chains, warehouse clubs, specialty stores, specialty catalogs, and multi-branded e-commerce retailers.
Unless otherwise indicated, all references to assets, liabilities, revenues and expenses in our consolidated financial statements reflect continuing operations and exclude any amounts related to the discontinued operations of our former Ben Sherman operating group, as discussed in Note 13.
Fiscal Year
We operate and report on a 52/53 week fiscal year. Our fiscal year ends on the Saturday closest to January 31. As used in our consolidated financial statements, the terms Fiscal 2015, Fiscal 2016, Fiscal 2017 and Fiscal 2018 reflect the 52 weeks ended January 30, 2016; 52 weeks ended January 28, 2017; 53 weeks ended February 3, 2018 and 52 weeks ending February 2, 2019, respectively.
Principles of Consolidation
Our consolidated financial statements include the accounts of Oxford Industries, Inc. and any other entities in which we have a controlling financial interest, including our wholly-owned domestic and foreign subsidiaries, or variable interest entities for which we are the primary beneficiary. Generally, we consolidate businesses that we control through ownership of a majority voting interest. However, there are situations in which consolidation is required even though the usual condition of consolidation (ownership of a majority voting interest) does not apply. In determining whether a controlling financial interest exists, we consider ownership of voting interests, as well as other rights of the investors which might indicate which investor is the primary beneficiary. The primary beneficiary has both the power to direct the activities of the entity that most significantly impact the entity's economic performance and the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the entity.
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
Business Combinations
The cost of each acquired business is allocated to the individual tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. The assessment of the estimated fair values of assets and liabilities acquired requires us to make certain assumptions regarding the use of the acquired assets, anticipated cash flows, probabilities of cash flows, discount rates and other factors. The purchase price allocation may be revised during an allocation period as necessary when, and if, information becomes available to revise the fair values of the assets acquired and the liabilities assumed. The allocation period will not exceed one year from the date of the acquisition. Should information become available after the allocation period indicating that an adjustment to the purchase price allocation is appropriate, that adjustment will be included in our consolidated statements of operations. The results of operations of acquired businesses are included in our consolidated

OXFORD INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 1. Summary of Significant Accounting Policies (Continued)

statements of operations from the respective dates of the acquisitions. Transaction costs related to business combinations are included in SG&A in our consolidated statements of operations as incurred. Refer to Note 12 for additional disclosures related to business combinations.
Revenue Recognition and Receivables
Our revenue consists of direct to consumer sales, including retail store, e-commerce and restaurant operations, and wholesale sales. We consider revenue realized or realizable and earned when the following criteria are met: (1) persuasive evidence of an agreement exists, (2) delivery has occurred, (3) our price to the buyer is fixed or determinable and (4) collectibility is reasonably assured. The table below quantifies the amount of sales by distribution channel (in thousands).

	Fiscal 2017	Fiscal 2016	Fiscal 2015
Retail	$427,439	$411,390	$408,216
E-commerce	205,475	184,686	161,608
Restaurant	83,900	74,079	68,667
Wholesale	366,123	349,196	329,530
Other	3,274	3,237	1,269
Net sales	$1,086,211	$1,022,588	$969,290
Our revenue, including any freight income, is recognized net of applicable taxes in our consolidated statements of operations. Retail store, e-commerce and restaurant revenues are recognized at the time of sale to consumers, which is at the time of purchase for retail and restaurant transactions and the time of delivery to consumers for e-commerce sales. Each of these types of transactions requires payment at the time of the transaction, which is typically made via a credit card and collected by us upon settlement of the credit card transaction within a few days. Retail store, e-commerce and restaurant revenues are recorded net of estimated returns and discounts, as applicable.
For sales within our wholesale operations, we consider a submitted purchase order or some form of electronic communication from the customer requesting shipment of the goods to be persuasive evidence of an agreement. For substantially all of our wholesale sales, our products are considered sold and delivered at the time of shipment from our distribution center. For certain transactions in which the goods do not pass through our owned or third party distribution centers and the title, risks and rewards of ownership transfer at the time the goods leave the foreign port, revenue is recognized at the foreign port.
In the ordinary course of business, we offer certain discounts or allowances to our wholesale customers. Wholesale sales are recorded net of such discounts and allowances, as well as cooperative advertising support for our customers, operational chargebacks and provisions for estimated returns. As certain allowances and other deductions are not finalized until the end of a season, program or other event which may not have occurred yet, we estimate such discounts and allowances on an ongoing basis. Significant considerations in determining our estimates for discounts, allowances, operational chargebacks and returns for wholesale customers may include historical and current trends, agreements with customers, projected seasonal results, an evaluation of current economic conditions, specific program or product expectations and retailer performance. We record the discounts, returns and allowances as a reduction to net sales in our consolidated statements of operations and a reduction to receivables, net in our consolidated balance sheets. As of February 3, 2018 and January 28, 2017, reserve balances related to these items were $6.5 million and $9.3 million, respectively.
We extend credit to certain wholesale customers based on an evaluation of the customer's financial capacity and condition, usually without requiring collateral. In circumstances where we become aware of a specific wholesale customer's inability to meet its financial obligations, a specific reserve for bad debt is taken as a reduction to accounts receivable to reduce the net recognized receivable to the amount reasonably expected to be collected. Such amounts are written off at the time that the amounts are not considered collectible. For all other wholesale customers, we recognize estimated reserves for bad debts based on our historical collection experience, the financial condition of our customers, an evaluation of current economic conditions and anticipated trends, each of which is subjective and requires certain assumptions. We include such charges and write-offs in SG&A in our consolidated statements of operations and as a reduction to receivables, net in our consolidated balance sheets. As of February 3, 2018 and January 28, 2017, bad debt reserve balances were $1.7 million and $0.8 million, respectively.

OXFORD INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 1. Summary of Significant Accounting Policies (Continued)

In addition to trade and other receivables, an income tax receivable of $5.3 million is included in receivables, net in our consolidated balance sheet as of February 3, 2018, with no material income tax receivable as of January 28, 2017.
Gift cards and merchandise credits issued by us are recorded as a liability until they are redeemed, at which point revenue is recognized. We recognize breakage income for gift cards and merchandise credits, subject to applicable laws in certain states, using the redemption recognition method or in some cases when we determine that the likelihood of the redemption of the gift cards and merchandise credits is remote. Deferred revenue for gift cards purchased by consumers and merchandise credits received by customers but not yet redeemed, less any breakage income recognized to date, is included in other accrued expenses and liabilities in our consolidated balance sheets and totaled $9.9 million and $9.5 million as of February 3, 2018 and January 28, 2017, respectively. Gift card breakage, which was not material in any period presented, is included in net sales in our consolidated statements of operations.
Royalties from the license of our owned brands, which are generally based on the greater of a percentage of the licensee's actual net sales or a contractually determined minimum royalty amount, are recorded based upon the guaranteed minimum levels and adjusted as sales data, or estimates thereof, is received from licensees. Amounts received as initial payments for the grant of license rights, if any, are recognized as revenue over the term of the license agreement. Royalty income was $13.5 million, $14.0 million and $14.2 million during Fiscal 2017, Fiscal 2016 and Fiscal 2015, respectively, and is included in royalties and other operating income in our consolidated statements of operations.
Cost of Goods Sold
We include in cost of goods sold all sourcing and procurement costs and expenses incurred prior to or in association with the receipt of finished goods at our distribution facilities, as well as freight from our warehouse to our own retail stores, wholesale customers and e-commerce consumers. The costs prior to receipt at our distribution facilities include product cost, inbound freight charges, import costs, purchasing costs, internal transfer costs, direct labor, manufacturing overhead, insurance, duties, brokers' fees, consolidators' fees and depreciation and amortization expense associated with our manufacturing, sourcing and procurement operations. We generally classify amounts billed to customers for freight in net sales, and classify freight costs in cost of goods sold in our consolidated statements of operations. Our gross margins may not be directly comparable to those of our competitors, as statement of operations classifications of certain expenses may vary by company.
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
Distribution network costs, including costs associated with preparing goods to ship to customers and our costs to operate our distribution facilities, are included as a component of SG&A. We consider distribution network costs to be the costs associated with operating our distribution centers, as well as the costs paid to third parties who perform those services for us. In Fiscal 2017, Fiscal 2016 and Fiscal 2015, distribution network costs included in SG&A totaled $25.0 million, $23.6 million and $21.6 million, respectively.
All costs associated with advertising, promotion and marketing of our products are expensed during the period when the advertisement is first shown. Costs associated with cooperative advertising programs under which we agree to make general contributions to our wholesale customers' advertising and promotional funds are generally recorded as a reduction to net sales as recognized. Advertising, promotion and marketing expenses recognized in SG&A, including employment costs for our advertising and marketing employees, for Fiscal 2017, Fiscal 2016 and Fiscal 2015 were $55.2 million, $53.0 million and $46.0 million, respectively. Prepaid advertising, promotion and marketing expenses included in prepaid expenses in our consolidated balance sheets as of February 3, 2018 and January 28, 2017 were $8.6 million and $3.7 million, respectively.
Royalties related to our license of third party brands, which are generally based on the greater of a percentage of our actual net sales for the brand or a contractually determined minimum royalty amount, are recorded based upon the guaranteed minimum levels and adjusted based on net sales of the branded products, as appropriate. In some cases, we may be required to make certain up-front payments for the license rights, which are deferred and recognized as royalty expense over the term of the license agreement. Royalty expenses recognized as SG&A in Fiscal 2017, Fiscal 2016 and Fiscal 2015 were $6.0 million, $4.8 million and $4.6 million, respectively.

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
For operating group reporting, inventory is carried at the lower of FIFO cost or market. We continually evaluate the composition of our inventories for identification of distressed inventory. In performing this evaluation, we consider slow-turning products, an indication of lack of consumer acceptance of particular products, prior-seasons' fashion products, broken assortments, and current levels of replenishment program products as compared to expected sales. We estimate the amount of goods that we will not be able to sell in the normal course of business and write down the value of these goods as necessary. As the amount to be ultimately realized for the goods is not necessarily known at period end, we must utilize certain assumptions considering historical experience, inventory quantity, quality, age and mix, historical sales trends, future sales projections, consumer and retailer preferences, market trends, general economic conditions and our plans to sell the inventory. Also, we provide an allowance for shrinkage, as appropriate, for the period between the last physical inventory count and each balance sheet date.
For consolidated financial reporting, as of February 3, 2018 and January 28, 2017, $118.0 million, or 93%, and $133.8 million, or 94%, of our inventories were valued at the lower of the LIFO cost or market after deducting our LIFO reserve. The remaining $8.8 million and $8.4 million of our inventories were valued at the lower of FIFO cost or market as of February 3, 2018 and January 28, 2017, respectively. Generally, inventories of our domestic operations are valued at the lower of LIFO cost or market, and our inventories of our international operations are valued at the lower of FIFO cost or market. LIFO reserves are based on the Producer Price Index as published by the United States Department of Labor. We write down inventories valued at the lower of LIFO cost or market when LIFO cost exceeds market value. We deem LIFO accounting adjustments to not only include changes in the LIFO reserve, but also changes in markdown reserves which are considered in LIFO accounting. As our LIFO inventory pool does not correspond to our operating group definitions, LIFO inventory accounting adjustments are not allocated to the respective operating groups. Thus, the impact of accounting for inventories on the LIFO method is reflected in Corporate and Other for operating group reporting purposes included in Note 2.
There were no LIFO inventory layer liquidations that had a material impact on our net earnings in Fiscal 2017, Fiscal 2016 or Fiscal 2015. As of February 3, 2018 and January 28, 2017, the LIFO reserves included in our consolidated balance sheets were $61.5 million and $58.0 million, respectively.
Accounting for business combinations requires that assets and liabilities, including inventories, are recorded at fair value at acquisition. In accordance with GAAP, the definition of fair value of inventories acquired generally will equal the expected sales price less certain costs associated with selling the inventory, which may exceed the actual cost of the acquired inventories.
Property and Equipment, net
Property and equipment, including leasehold improvements that are reimbursed by landlords as a tenant improvement allowance and assets under capital leases, if any, is carried at cost less accumulated depreciation. Additions are capitalized while repair and maintenance costs are charged to our consolidated statements of operations as incurred. Depreciation is calculated using both straight-line and accelerated methods generally over the estimated useful lives of the assets as follows:

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
Substantially all of our depreciation expense is included in SG&A in our consolidated statements of operations, with the only depreciation included elsewhere within our consolidated statements of operations reflecting depreciation associated with our manufacturing, sourcing and procurement processes, which is included in cost of goods sold. During Fiscal 2017 and Fiscal 2016, $0.9 million and $1.9 million, respectively, of property and equipment impairment charges were recognized in SG&A primarily related to retail store assets and information technology assets. No material impairment of fixed assets was recognized in Fiscal 2015. Depreciation expense as disclosed in our consolidated statements of cash flows and Note 2 includes fixed asset impairment charges.
Intangible Assets
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
Intangible assets with indefinite lives, which consist of our Tommy Bahama, Lilly Pulitzer and Southern Tide trademarks, are not amortized but instead evaluated for impairment annually or more frequently if events or circumstances indicate that the intangible asset might be impaired. The evaluation of the recoverability of trademarks with indefinite lives includes valuations based on a discounted cash flow analysis utilizing the relief from royalty method, among other considerations. Like the initial valuation, the evaluation of recoverability is dependent upon a number of uncertain factors which require certain assumptions to be made by us, including estimates of net sales, royalty income, operating income, growth rates, royalty rates for the trademark, discount rates and income tax rates, among other factors. If an annual or interim analysis indicates an impairment of a trademark with an indefinite useful life, the amount of the impairment is recognized in our consolidated financial statements based on the amount that the carrying value exceeds the estimated fair value of the asset.
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
We recognize amortization of intangible assets with finite lives, which primarily consist of certain trademarks, including Beaufort Bonnet and Lanier Apparel's owned brands, reacquired rights and customer relationships, over the estimated useful lives of the intangible assets using the straight line method or a method of amortization that reflects the pattern in which the economic benefits of the intangible assets are consumed or otherwise realized. Certain of our intangible assets with finite lives may be amortized over periods of up to 20 years in some cases. The determination of an appropriate useful life for amortization considers our plans for the intangible assets, the remaining contractual period of the reacquired right, and factors outside of our control, including expected customer attrition. Amortization of intangible assets is included in SG&A in our consolidated statements of operations. Intangible assets with finite lives are reviewed for impairment periodically if events or changes in circumstances indicate that the carrying amount may not be recoverable. If expected future discounted cash flows resulting from the intangible assets are less than their carrying amounts, an asset is determined to be impaired and a loss is recorded for the amount by which the carrying value of the asset exceeds its fair value. No impairment of intangible assets with finite lives was recognized during any period presented.
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
We test, either qualitatively or quantitatively, goodwill for impairment as of the first day of the fourth quarter of our fiscal year or when impairment indicators exist. The qualitative factors that we use to determine the likelihood of goodwill impairment, as well as to determine if an interim test is appropriate, include: (a) macroeconomic conditions, (b) industry and market considerations, (c) cost factors, (d) overall financial performance, (e) other relevant entity-specific events, (f) events affecting a reporting unit, (g) a sustained decrease in share price, or (h) other factors as appropriate. In the event we determine that we will bypass the qualitative impairment option or if we determine that a quantitative test is appropriate, the quantitative test includes valuations of each applicable underlying business using fair value techniques and market comparables, which may include a discounted cash flow analysis or an independent appraisal. Significant estimates, some of which may be very subjective, considered in such a discounted cash flow analysis are future cash flow projections of the business, an estimate of the risk-adjusted market-based cost of capital as the discount rate, income tax rates and other assumptions. The estimates and assumptions included in the evaluation of the recoverability of goodwill involve significant uncertainty, and if our plans or anticipated results change, the impact on our financial statements could be significant.
If an annual or interim analysis indicates an impairment of goodwill balances, the impairment is recognized in our consolidated financial statements. No impairment of goodwill was recognized during any period presented.
Prepaid Expenses and Other Non-Current Assets, net
Amounts included in prepaid expenses primarily consist of prepaid operating expenses, including advertising, rent, taxes, maintenance and other services contracts, royalties, insurance, samples and retail supplies. Other non-current assets primarily consist of assets set aside for potential deferred compensation liabilities related to our deferred compensation plan as discussed below, assets related to certain investments in officers' life insurance policies, security deposits, investments in unconsolidated entities and deferred financing costs related to our revolving credit agreement.
Officers' life insurance policies that are owned by us, substantially all of which are included in other non-current assets, net, are recorded at their cash surrender value, less any outstanding loans associated with the life insurance policies that are payable to the life insurance company with which the policy is outstanding. As of February 3, 2018 and January 28, 2017, officers' life insurance policies, net, recorded in our consolidated balance sheets totaled $5.3 million and $5.1 million, respectively.
Deferred financing costs for our revolving credit agreements are included in other non-current assets, net in our consolidated financial statements. Deferred financing costs are amortized on a straight-line basis, which approximates the effective interest method over the term of the related debt. Amortization expense and write-off of deferred financing costs, which are included in interest expense in our consolidated statements of operations, was $0.4 million, $0.7 million and $0.4 million during Fiscal 2017, Fiscal 2016 and Fiscal 2015, respectively. Unamortized deferred financing costs included in other non-current assets, net totaled $1.4 million and $1.8 million at February 3, 2018 and January 28, 2017, respectively.
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
The total value of the assets set aside for potential deferred compensation liabilities, substantially all of which are included in other non-current assets, net, as of February 3, 2018 and January 28, 2017 was $12.5 million and $11.0 million, respectively, substantially all of which are held in a rabbi trust. Substantially all the assets set aside for potential deferred compensation liabilities are life insurance policies recorded at their cash surrender value, less any outstanding loans associated with the life insurance policies that are payable to the life insurance company with which the policy is outstanding. The liabilities associated with the non-qualified deferred compensation plan are included in other non-current liabilities in our consolidated balance sheets and totaled $12.2 million and $10.9 million at February 3, 2018 and January 28, 2017, respectively.

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
Leases
In the ordinary course of business, we enter into lease agreements for retail, restaurant, office and warehouse/distribution space, as well as leases for certain equipment. The leases have varying terms and expirations and frequently have provisions to extend, renew or terminate the lease agreement, among other terms and conditions. We assess the lease at inception and determine whether the lease qualifies as a capital or operating lease. Assets leased under operating leases are not recognized as assets and liabilities in our consolidated balance sheets.
When a non-cancelable operating lease includes fixed escalation clauses, lease incentives for rent holidays or landlord build-out-related allowances, rent expense is generally recognized on a straight-line basis over the initial term of the lease from the date that we take possession of the space and does not assume that any termination options included in the lease will be exercised. The amount by which rents payable under the lease differs from the amount recognized on a straight-line basis is recorded in other non-current liabilities in our consolidated balance sheets, except for certain amounts recorded in other accrued expenses and liabilities. Deferred rent, including amounts in non-current and current liabilities, as of February 3, 2018 and January 28, 2017 was $61.4 million and $57.3 million, respectively. Contingent rents, including those based on a percentage of retail sales over stated levels, and rental payment increases based on a contingent future event are recognized as the expense is incurred.
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
Foreign Currency Transactions and Translation
We are exposed to foreign currency exchange risk when we generate net sales or incur expenses in currencies other than the functional currency of the respective operations. The resulting assets and liabilities denominated in amounts other than the respective functional currency are re-measured into the respective functional currency at the rate of exchange in effect on the balance sheet date, and income and expenses are re-measured at the average rates of exchange prevailing during the relevant period. The impact of any such re-measurement is recognized in our consolidated statements of operations in that period. Net gains (losses) related to foreign currency transactions recognized in Fiscal 2017, Fiscal 2016 and Fiscal 2015 were not material to our consolidated financial statements.
Additionally, the financial statements of our operations for which the functional currency is a currency other than the U.S. dollar are translated into U.S. dollars at the rate of exchange in effect on the balance sheet date for the balance sheet and at the average rates of exchange prevailing during the relevant period for the statements of operations. The impact of such translation is recognized in accumulated other comprehensive income (loss) in our consolidated balance sheets and included in other comprehensive income (loss) in our consolidated statements of comprehensive income resulting in no impact on net earnings for the relevant period.
Derivative Financial Instruments
Derivative financial instruments, if any, are measured at their fair values in our consolidated balance sheets. Fair values of any derivative financial instruments are determined by us based on dealer quotes or other valuation methods, which may be based on a variety of factors including observable and unobservable inputs. Unrealized gains and losses are recognized as prepaid expenses or accrued expenses, respectively. The accounting for changes in the fair value of derivative instruments depends on whether the derivative has been designated and qualifies for hedge accounting. The criteria used to determine if a derivative financial instrument qualifies for hedge accounting treatment are whether an appropriate hedging instrument has been identified and designated to reduce a specific exposure and whether there is a high correlation between changes in the fair value of the hedging instrument and the identified exposure based on the nature of the hedging relationship. Based on the nature of the hedging relationship, a qualifying derivative is designated for accounting purposes as a fair value hedge, a cash flow hedge or a hedge of a net investment in a foreign business.
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
Foreign Currency Risk Management
As of February 3, 2018, our foreign currency exchange risk exposure primarily results from our businesses operating outside of the United States, which are primarily related to (1) our Tommy Bahama operations in Canada, Australia and Japan purchasing goods in U.S. dollars or other currencies which are not the functional currency of the business and (2) certain other transactions, including intercompany transactions. We may enter into short-term forward foreign currency exchange contracts in the ordinary course of business to mitigate a portion of the risk associated with foreign currency exchange rate fluctuations related to purchases of inventory or selling goods in currencies other than the functional currencies by certain of our foreign operations. As of February 3, 2018, we were not a party to any forward foreign currency exchange contracts.
Interest Rate Risk Management
As of February 3, 2018, we are exposed to market risk from changes in interest rates on our variable-rate indebtedness under our U.S. Revolving Credit Agreement. We may attempt to limit the impact of interest rate changes on earnings and cash

OXFORD INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 1. Summary of Significant Accounting Policies (Continued)

flow, primarily through a mix of variable-rate and fixed-rate debt, although at times all of our debt may be either variable-rate or fixed-rate debt. At times we may enter into interest rate swap arrangements related to certain of our variable-rate debt in order to fix the interest rate if we determine that our exposure to interest rate changes is higher than optimal. Our assessment also considers our need for flexibility in our borrowing arrangements resulting from the seasonality of our business, anticipated future cash flows and our expectations about the risk of future interest rate changes, among other factors. We continuously monitor interest rates to consider the sources and terms of our borrowing facilities to determine whether we have achieved our interest rate management objectives. As of February 3, 2018, we do not have any interest rate swap agreements, thus all of our debt is variable-rate debt with exposure to changes in interest rates.
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

Our financial instruments consist primarily of our cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and debt. Given their short-term nature, the carrying amounts of cash and cash equivalents, receivables, accounts payable and accrued expenses generally approximate their fair values. Additionally, we believe the carrying amounts of our variable-rate borrowings approximate fair value. Additionally, we have determined that our property and equipment, intangible assets and goodwill, for which the book values are disclosed in Notes 3 and 4, are non-financial assets measured at fair value on a non-recurring basis. We have determined that our approaches for determining fair values of our property and equipment, intangible assets and goodwill generally are based on Level 3 inputs. Additionally, for contingent consideration fair value amounts, we have determined that our approaches for determining fair value are generally based on Level 3 inputs.
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
Using the fair value method, compensation expense, with a corresponding entry to additional paid-in capital, is recognized related to the equity awards over the specified service and performance period, as applicable. For awards with specified service requirements, the fair value of the equity awards granted to employees is recognized over the respective service period. For performance-based awards, during the performance period we assess expected performance versus the predetermined performance goals and adjust the cumulative equity compensation expense to reflect the relative expected performance achievement. The equity compensation expense is recognized on a straight-line basis over the aggregate performance period and any additional required service period. No estimate of future stock award forfeitures is considered in our calculation of compensation expense as the impact of forfeitures on compensation expense is recognized at the time of forfeit.
Comprehensive Income and Accumulated Other Comprehensive Loss

OXFORD INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 1. Summary of Significant Accounting Policies (Continued)

Comprehensive income consists of net earnings and specified components of other comprehensive income (loss). Other comprehensive income includes changes in assets and liabilities that are not included in net earnings pursuant to GAAP, such as foreign currency translation adjustments and the net unrealized gain (loss) associated with cash flow hedges which qualify for hedge accounting, if any. These amounts of other comprehensive income (loss) are deferred in accumulated other comprehensive loss, which is included in shareholders' equity in our consolidated balance sheets.
Dividends
Dividends are accrued at the time declared by our Board of Directors and typically paid within the same fiscal quarter.
Concentration of Credit Risk and Significant Customers
We are exposed to concentrations of credit risk as a result of our receivables balances, for which the total exposure is limited to the amount recognized in our consolidated balance sheets. We sell our merchandise to customers operating in a number of retail distribution channels in the United States and other countries. We extend credit to certain wholesale customers based on an evaluation of the customer's credit history, financial capacity and condition, usually without requiring collateral. Credit risk is impacted by conditions or occurrences within the economy and the retail industry and is principally dependent on each customer's financial condition. Additionally, a decision by the controlling owner of a group of stores or any significant customer to decrease the amount of merchandise purchased from us or to cease carrying our products could have an adverse effect on our results of operations in future periods. No individual customer represented greater than 10% of our consolidated net sales in Fiscal 2017, Fiscal 2016 or Fiscal 2015. As of February 3, 2018, two customers each represented 12% of our receivables included in our consolidated balance sheet.
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
We recognize deferred tax assets to the extent we believe it is more likely than not that these assets will be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, taxable income in carryback years, tax-planning strategies, and results of recent operations. Valuation allowances are established when we determine that it is more-likely-than-not that some portion or all of a deferred tax asset will not be realized.
Valuation allowances are analyzed periodically and adjusted as events occur or circumstances change that would indicate adjustments to the valuation allowances are appropriate. If we determine that we are more likely than not to realize our deferred tax assets in the future in excess of their net recorded amount, we will reduce the deferred tax asset valuation allowance, which will reduce income tax expense. As realization of deferred tax assets and liabilities is dependent upon future taxable income in specific jurisdictions, changes in tax laws and rates and shifts in the amount of taxable income among state and foreign jurisdictions may have a significant impact on the amount of benefit ultimately realized for deferred tax assets and liabilities. We account for the effect of changes in tax laws or rates in the period of enactment.
We utilize a two-step approach for evaluating uncertain tax positions. Under the two-step method, recognition occurs when we conclude that a tax position, based solely on technical merits, is more-likely-than-not to be sustained upon examination. The second step, measurement, is only addressed if step one has been satisfied. The tax benefit recorded is measured as the largest amount of benefit determined on a cumulative probability basis that is more-likely-than-not to be realized upon ultimate settlement. Those tax positions failing to qualify for initial recognition are recognized in the first subsequent interim period they meet the more-likely-than-not threshold or are resolved through negotiation or litigation with the relevant taxing authority or upon expiration of the statute of limitations. Alternatively, de-recognition of a tax position that was previously recognized occurs when we subsequently determine that a tax position no longer meets the more-likely-than-not threshold of being sustained. Interest and penalties associated with unrecognized tax positions are recorded within income tax

OXFORD INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 1. Summary of Significant Accounting Policies (Continued)

expense in our consolidated statements of operations. As of February 3, 2018 and January 28, 2017 and during Fiscal 2017, Fiscal 2016 and Fiscal 2015, we did not have any material unrecognized tax benefit amounts, including any related potential penalty or interest expense, or material changes in such amounts.
In the case of foreign subsidiaries there are certain exceptions to the requirement that deferred tax liabilities be recognized for the difference in the financial and tax bases of assets. When the financial basis of the investment in a foreign subsidiary, excluding undistributed earnings, exceeds the tax basis in such investment, the deferred liability is not recognized if management considers the investment to be essentially permanent in duration. Further, deferred tax liabilities are not required to be recognized for undistributed earnings of foreign subsidiaries when management considers those earnings to be permanently reinvested outside the United States. The Tax Cuts and Jobs Act ("U.S. Tax Reform") as enacted on December 22, 2017 changed the way federal tax is applied to distributions of earnings of foreign subsidiaries.  Generally, the aggregate of all post-1986 accumulated undistributed earnings and profits of the of foreign subsidiaries as of November 2, 2017 or December 31, 2017 is, if positive, subject to a U.S. "transition tax”, and future distributions of foreign earnings will generally not be subject to federal tax.   We have calculated the undistributed earnings of foreign subsidiaries as of the measurement dates and determined, on a provisional basis, that no transition tax will be due and accordingly have not recorded a transition tax amount in our Fiscal 2017 statement of operations.  While future distributions of foreign subsidiary earnings are not subject to federal tax, there are other possible tax impacts, including state taxes and foreign withholding tax, that must be considered if the earnings are not considered to be permanently reinvested.    Additionally, U.S. Tax Reform does not exempt from federal tax the gain realized upon the sale of a foreign subsidiary, and consideration must be given to the impact of differences in book and tax basis of foreign subsidiaries not arising from earnings when determining whether a liability must be recorded if the investment is not considered to be permanently reinvested. We consider substantially all of our investments in and undistributed earnings of our foreign subsidiaries to be permanently reinvested outside the United States as of February 3, 2018 and therefore have not recorded a deferred tax liability on these amounts in our consolidated financial statements. These assertions are made on a provisional basis, as we are still finalizing calculations related to the international provisions of U.S. Tax Reform that could impact the permanent investment analysis.
We generally receive a U.S. income tax benefit upon the vesting of shares granted to employees. The benefit is equal to the difference, multiplied by the appropriate tax rate, between the fair value of the share and the taxes payable by the employee at the time of vesting of a restricted share award. We record the tax benefit associated with the vesting of share awards granted to employees as a reduction to income taxes payable. Beginning in Fiscal 2016 upon the adoption of new guidance issued by the FASB in March 2016, all tax benefit or expense associated with the vesting of share awards granted to employees is recorded as a reduction to income taxes in our consolidated statements of operations. Prior to Fiscal 2016, to the extent the tax benefit related to the value of awards recognized as compensation expense in our financial statements, income tax expense was reduced, while any additional tax benefit was recorded directly to shareholders' equity in our consolidated balance sheets.
We file income tax returns in the United States and various state, local and foreign jurisdictions. Our federal, state, local and foreign income tax returns filed for years prior to Fiscal 2014, with limited exceptions, are no longer subject to examination by tax authorities.
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

OXFORD INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 1. Summary of Significant Accounting Policies (Continued)

Reclassifications
In order to conform to the Fiscal 2017 classification, certain gift with purchase amounts, totaling $2.5 million and $1.5 million previously reported as SG&A, have been reclassified to cost of goods sold for Fiscal 2016 and Fiscal 2015, respectively. This reclassification resulted in a decrease in SG&A and a corresponding increase in cost of goods sold in Fiscal 2016 and Fiscal 2015, with no impact on previously reported net earnings.
Accounting Standards Adopted in Fiscal 2017
In January 2017, the FASB issued guidance that provides a more narrow framework to be used in evaluating whether a set of assets and activities constitute a business. We adopted this guidance in the Second Quarter of Fiscal 2017. The adoption of this guidance did not have a material impact on our consolidated financial statements. The impact of the guidance in the future will depend on the facts and circumstances of any specific future transactions.
In January 2017, the FASB issued guidance on the subsequent measurement of goodwill by eliminating the second step from the quantitative goodwill impairment test. The single quantitative step test requires companies to compare the fair value of a reporting unit with its carrying amount and record an impairment charge for the amount that the carrying amount exceeds the fair value, up to the total amount of goodwill allocated to that reporting unit. We adopted this revised guidance in the Fourth Quarter of Fiscal 2017 in connection with our annual goodwill impairment testing. The adoption of the new guidance did not have an impact on our consolidated financial statements.
In May 2017, the FASB issued guidance that clarifies when changes to the terms and conditions of equity-based payment awards must be accounted for as modifications. Companies must apply the modification accounting guidance if the value, vesting conditions or classification of an award changes as a result of a modification. We adopted this guidance in the Fourth Quarter of Fiscal 2017. The adoption of the guidance did not have a material impact on our consolidated financial statements. The impact of the guidance on our results of operations, financial condition or cash flows in future periods will be dependent upon the terms and conditions of any modifications made to equity-based awards in the future.
Other recently issued guidance that was adopted in Fiscal 2017 did not have a material impact on our consolidated financial statements upon adoption.
Recently Issued Accounting Standards Applicable to Future Years
In May 2014, the FASB issued guidance which provides a single, comprehensive accounting model for revenue arising from contracts with customers. This guidance has been revised and clarified through supplemental adoption guidance subsequent to May 2014. This new revenue recognition guidance supersedes most of the existing revenue recognition guidance which specifies that revenue is recognized when risks and rewards transfer to a customer. Under the new guidance, revenue will be recognized at an amount that reflects the consideration to which we expect to be entitled for transferring goods to a customer pursuant to a five-step approach: (1) identify the contracts with the customer; (2) identify the separate performance obligations in the contracts; (3) determine the transaction price; (4) allocate the transaction price to separate performance obligations; and (5) recognize revenue when, or as, each performance obligation is satisfied. The new guidance also requires additional disclosures about the nature, timing and uncertainty of revenue and cash flow arising from customer contracts, including significant judgments and changes in judgments.
We will adopt the revised guidance for revenue recognition on the first day of Fiscal 2018 using the modified retrospective method of adoption. We have reviewed our revenue streams, including retail, e-commerce, restaurant, wholesale, gift card breakage and royalty income, to evaluate the potential impact of the adoption of the revised guidance on our consolidated financial statements. While we are substantially complete with the process of quantifying the impacts that will result from applying the new guidance, our assessment will be finalized during the First Quarter of Fiscal 2018. Adoption of this standard will result in a change to our revenue recognition policy, but the changes are not expected to result in a material change in the timing or amounts of revenue recognized, our financial position or cash flows.
In February 2016, the FASB issued revised guidance on leasing. The guidance will require companies to record substantially all leases as assets and liabilities on the balance sheet. For these leases, we will be required to recognize (1) a right to use asset which will represent our right to use, or control the use of, a specified asset for a lease term and (2) a lease liability equal to our obligation to make lease payments arising from a lease measured on a discounted basis. Additionally, we are evaluating the impact of the new guidance on our systems, processes and controls. This guidance will be effective in Fiscal 2019 with early adoption permitted. The guidance requires the use of the modified retrospective transition approach. We are currently in the process of evaluating the impact of the new guidance on our consolidated balance sheet, statement of operations and statement of cash flows. Considering the magnitude of our existing operating leases, we anticipate that the new lease

OXFORD INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 1. Summary of Significant Accounting Policies (Continued)

guidance will have a significant impact on our consolidated balance sheet by requiring the recognition of a significant amount of lease-related assets and liabilities. As the impact of this guidance is non-cash in nature, we do not anticipate the adoption of the guidance will have an impact on our consolidated statement of cash flows.
In June 2016, the FASB issued guidance on the measurement of credit losses on financial instruments. This guidance amends the impairment model by requiring companies to use a forward-looking approach based on expected losses to estimate credit losses on certain financial instruments, including trade receivables. This guidance will be effective in Fiscal 2020 with early adoption permitted. We are currently assessing the impact that adopting this guidance will have on our consolidated financial statements.
In October 2016, the FASB issued guidance on the recognition of current and deferred income taxes for intra-entity asset transfers. The revised guidance requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset (other than inventory) when the transfer occurs. This guidance will be effective in Fiscal 2018 and requires the use of the modified retrospective method of adoption which results in a cumulative adjustment to retained earnings as of the beginning of the period of adoption. We are currently in the process of assessing the impact that adopting this guidance will have on our consolidated financial statements, but do not anticipate a material impact on our financial statements upon adoption.
Other recently issued guidance was assessed and determined to be either not applicable or expected to have a minimal impact on our consolidated financial statements upon adoption in the future.

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
Tommy Bahama, Lilly Pulitzer and Southern Tide each design, source, market and distribute apparel and related products bearing their respective trademarks and license their trademarks for other product categories, while Lanier Apparel designs, sources and distributes branded and private label men's tailored clothing, sportswear and other products. Corporate and Other is a reconciling category for reporting purposes and includes our corporate offices, substantially all financing activities, elimination of inter-segment sales, LIFO accounting adjustments for inventory, other costs that are not allocated to the operating groups and operations of our other businesses which are not included in our operating groups, including our Lyons, Georgia distribution center and Beaufort Bonnet operations, which was acquired in December 2017. Our LIFO inventory pool does not correspond to our operating group definitions; therefore, LIFO inventory accounting adjustments are not allocated to our operating groups.
The tables below present certain financial information (in thousands) about our operating groups, as well as Corporate and Other.

OXFORD INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 2. Operating Groups (Continued)

	Fiscal 2017	Fiscal 2016	Fiscal 2015
Net Sales
Tommy Bahama	$686,021	$658,911	$658,467
Lilly Pulitzer	248,931	233,294	204,626
Lanier Apparel	106,852	100,753	105,106
Southern Tide	40,940	27,432	—
Corporate and Other	3,467	2,198	1,091
Total	$1,086,211	$1,022,588	$969,290
Depreciation and Amortization of Intangible Assets
Tommy Bahama	$30,998	$31,796	$28,103
Lilly Pulitzer	9,021	7,968	5,644
Lanier Apparel	583	478	456
Southern Tide	441	390	—
Corporate and Other	1,359	1,451	1,557
Total	$42,402	$42,083	$35,760
Operating Income (Loss)
Tommy Bahama	$55,002	$44,101	$65,993
Lilly Pulitzer	46,608	51,995	42,525
Lanier Apparel	6,546	6,955	7,700
Southern Tide	4,504	(282)	—
Corporate and Other (1)	(26,660)	(12,885)	(18,704)
Total Operating Income	86,000	89,884	97,514
Interest expense, net	3,109	3,421	2,458
Earnings Before Income Taxes	$82,891	$86,463	$95,056
(1) Corporate and Other included a LIFO accounting charge of $7.8 million, a LIFO accounting credit of $5.9 million and a LIFO accounting charge of $0.3 million, in Fiscal 2017, Fiscal 2016 and Fiscal 2015, respectively.

	Fiscal 2017	Fiscal 2016	Fiscal 2015
Purchases of Property and Equipment
Tommy Bahama	$24,962	$34,191	$54,490
Lilly Pulitzer	11,150	14,142	17,197
Lanier Apparel	305	295	206
Southern Tide	1,138	27	—
Corporate and Other	1,193	760	529
Total	$38,748	$49,415	$72,422

OXFORD INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 2. Operating Groups (Continued)

	February 3, 2018	January 28, 2017
Total Assets
Tommy Bahama	$439,871	$451,990
Lilly Pulitzer	142,882	126,506
Lanier Apparel	31,575	30,269
Southern Tide	94,032	96,208
Corporate and Other (1)	(8,419)	(19,814)
Total	$699,941	$685,159
(1) Total assets for Corporate and Other include LIFO reserves of $61.5 million and $58.0 million as of February 3, 2018 and January 28, 2017, respectively.
Net book value of our property and equipment, by geographic area is presented below (in thousands):

	February 3, 2018	January 28, 2017
United States	$187,109	$186,549
Other foreign (1)	6,424	7,382
Total	$193,533	$193,931
(1) The net book value of our property and equipment outside of the United States primarily relates to property and equipment associated with our Tommy Bahama operations in Canada, Australia and Japan.
Net sales recognized by geographic area is presented below (in thousands):

	Fiscal 2017	Fiscal 2016	Fiscal 2015
United States	$1,048,619	$986,062	$932,878
Other foreign (1)	37,592	36,526	36,412
Total	$1,086,211	$1,022,588	$969,290
(1) The net sales outside of the United States primarily relates to our Tommy Bahama international retail operations in Canada, Australia and Japan.
Note 3. Property and Equipment, Net
Property and equipment, carried at cost, is summarized as follows (in thousands):

	February 3, 2018	January 28, 2017
Land	$3,166	$3,166
Buildings and improvements	36,331	34,986
Furniture, fixtures, equipment and technology	205,854	185,498
Leasehold improvements	231,108	223,253
	476,459	446,903
Less accumulated depreciation and amortization	(282,926)	(252,972)
Property and equipment, net	$193,533	$193,931
Note 4. Intangible Assets and Goodwill
Intangible assets by category are summarized below (in thousands):

OXFORD INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	February 3, 2018	January 28, 2017
Intangible assets with finite lives	$52,470	$46,030
Accumulated amortization	(38,612)	(35,785)
Total intangible assets with finite lives, net	13,858	10,245

Intangible assets with indefinite lives:
Trademarks	165,000	165,000
Total intangible assets, net	$178,858	$175,245
The changes in carrying amount of intangible assets, by operating group and in total, for Fiscal 2017, Fiscal 2016 and Fiscal 2015 are as follows (in thousands):

	Tommy Bahama	Lilly Pulitzer	Lanier Apparel	Southern Tide	Corporate and Other	Total
Balance, January 31, 2015	$117,102	$29,032	$—	$—	$—	$146,134
Amortization	(1,688)	(238)	—	—	—	(1,926)
Other, including foreign currency	(470)	—	—	—	—	(470)
Balance, January 30, 2016	114,944	28,794	—	—	—	143,738
Acquisition	—	—	3,137	30,240	—	33,377
Amortization	(1,599)	(199)	(89)	(263)	—	(2,150)
Other, including foreign currency	280	—	—	—	—	280
Balance, January 28, 2017	113,625	28,595	3,048	29,977	—	175,245
Acquisition	—	1,500	—	—	4,440	5,940
Amortization	(1,580)	(346)	(172)	(288)	(18)	(2,404)
Other, including foreign currency	112	—	(35)	—	—	77
Balance, February 3, 2018	$112,157	$29,749	$2,841	$29,689	$4,422	$178,858
Based on the current estimated useful lives assigned to our intangible assets, amortization expense for each of the next five years is expected to be $2.6 million, $1.2 million, $1.2 million, $1.0 million and $0.8 million.
The changes in the carrying amount of goodwill by operating group and in total, for Fiscal 2017, Fiscal 2016 and Fiscal 2015 are as follows (in thousands):

	Tommy Bahama	Lilly Pulitzer	Southern Tide	Corporate and Other	Total
Balance, January 31, 2015	$801	$16,495	$—	$—	$17,296
Other, including foreign currency	(73)	—	—	—	(73)
Balance, January 30, 2016	728	16,495	—	—	17,223
Acquisition	—	—	42,745	—	42,745
Other, including foreign currency	47	—	—	—	47
Balance, January 28, 2017	775	16,495	42,745	—	60,015
Acquisition	—	3,027	—	3,615	6,642
Other, including foreign currency	46	—	—	—	46
Balance, February 3, 2018	$821	$19,522	$42,745	$3,615	$66,703

OXFORD INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

All goodwill for Tommy Bahama, Lilly Pulitzer and Corporate and Other is deductible for income tax purposes, while the majority of the goodwill included in the balance sheet for Southern Tide is deductible for income tax purposes.

Note 5. Debt
We had $45.8 million outstanding as of February 3, 2018 under our $325 million Fourth Amended and Restated Credit Agreement ("U.S. Revolving Credit Agreement") compared to $91.5 million of borrowings outstanding as of January 28, 2017. On May 24, 2016, the U.S. Revolving Credit Agreement amended and restated our Third Amended Restated Credit Agreement ("Prior Credit Agreement") to (1) increase the borrowing capacity of the facility, (2) extend the maturity of the facility and (3) modify certain other provisions and restrictions of the Prior Credit Agreement. The U.S. Revolving Credit Agreement generally (1) is limited to a borrowing base consisting of specified percentages of eligible categories of assets, (2) accrues variable-rate interest (weighted average borrowing rate of 3.5% as of February 3, 2018), unused line fees and letter of credit fees based upon average unused availability or utilization, (3) requires periodic interest payments with principal due at maturity (May 2021) and (4) is secured by a first priority security interest in substantially all of the assets of Oxford Industries, Inc. and its domestic subsidiaries, including accounts receivable, books and records, chattel paper, deposit accounts, equipment, certain general intangibles, inventory, investment property (including the equity interests of certain subsidiaries), negotiable collateral, life insurance policies, supporting obligations, commercial tort claims, cash and cash equivalents, eligible trademarks, proceeds and other personal property.

To the extent cash flow needs exceed cash flow provided by our operations we will have access, subject to its terms, to our U.S. Revolving Credit Agreement to provide funding for operating activities, capital expenditures and acquisitions, if any. Our U.S. Revolving Credit Agreement is also used to establish collateral for certain insurance programs and leases and to finance trade letters of credit for product purchases, which reduce amounts available under our line of credit when issued. As of February 3, 2018, $4.7 million of letters of credit were outstanding against our U.S. Revolving Credit Agreement. After considering these limitations and the amount of eligible assets in our borrowing base, as applicable, as of February 3, 2018, we had $219.7 million in unused availability under the U.S. Revolving Credit Agreement, subject to certain limitations on borrowings.
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
Additionally, the U.S. Revolving Credit Agreement contains a financial covenant that applies if excess availability under the agreement for three consecutive days is less than the greater of (1) $23.5 million or (2) 10% of availability. In such case, our fixed charge coverage ratio as defined in the U.S. Revolving Credit Agreement must not be less than 1.0 to 1.0 for the immediately preceding 12 fiscal months for which financial statements have been delivered. This financial covenant continues to apply until we have maintained excess availability under the U.S. Revolving Credit Agreement of more than the greater of (1) $23.5 million or (2) 10% of availability for 30 consecutive days.
We believe that the affirmative covenants, negative covenants, financial covenants and other restrictions under the U.S. Revolving Credit Agreement are customary for those included in similar facilities entered into at the time we entered into the U.S. Revolving Credit Agreement. During Fiscal 2017 and as of February 3, 2018, no financial covenant testing was required pursuant to our U.S. Revolving Credit Agreement as the minimum availability threshold was met at all times. As of February 3, 2018, we were compliant with all covenants related to the U.S. Revolving Credit Agreement.
Note 6. Commitments and Contingencies
We have operating lease agreements for retail space, restaurants, warehouses and sales and administrative offices as well as equipment with varying terms. Total rent expense, which includes minimum rents, real estate taxes, insurance and other

OXFORD INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

operating expenses and contingent rents incurred under all leases was $92.1 million, $87.8 million and $82.6 million in Fiscal 2017, Fiscal 2016 and Fiscal 2015, respectively. Most of our leases provide for payments of real estate taxes, insurance and other operating expenses applicable to the property and most of our retail and restaurant leases also provide for contingent rent based on sales. Payments for real estate taxes, insurance, other operating expenses and contingent percentage rent are included in rent expense above, but are generally not included in the aggregate minimum rental commitments below, as, in many cases, the amounts payable in future periods are not quantified in the lease agreement and are dependent on future events. The total amount of such charges included in total rent expense above were $24.8 million, $23.9 million and $22.1 million in Fiscal 2017, Fiscal 2016 and Fiscal 2015, respectively, which includes $1.6 million, $1.1 million and $1.0 million of contingent percentage rent during Fiscal 2017, Fiscal 2016 and Fiscal 2015, respectively.
As of February 3, 2018, the aggregate minimum base rental commitments for all non-cancelable operating real property leases with original terms in excess of one year are $67.6 million, $65.3 million, $62.6 million, $59.4 million, and $54.7 million for each of the next five years and $144.9 million thereafter.
As of February 3, 2018, we are also obligated under certain apparel license and design agreements to make future minimum royalty and advertising payments of $5.6 million, $5.1 million, $5.0 million, $3.3 million, and $0.0 million for each of the next five years and none thereafter. These amounts do not include amounts, if any, that exceed the minimums required pursuant to the agreements.
During the 1990s, we discovered the presence of hazardous waste on one of our properties. We believe that remedial or other activities may be required, including continued investigation and monitoring of groundwater and soil, although the timing and extent of such activities is uncertain. As of February 3, 2018 and January 28, 2017, the reserve for the remediation of this site was $0.5 million and $1.2 million, respectively, which is included in other non-current liabilities in our consolidated balance sheets. The amount recorded represents our estimate of the costs, on an undiscounted basis, to clean up and monitor the site as well as any associated legal and consulting fees, based on currently available information. This estimate may change in future periods as more information on the activities required and timing of those activities become known.
In Fiscal 2016, we recognized a charge of $1.3 million related to an assertion of underpaid customs duties concerning the method used to determine the dutiable value of certain imported inventory, reflecting the full amount of the assessment through January 28, 2017 with the assertion amount and recognized liability as of February 3, 2018 totaling $1.9 million. We have appealed this assessment in accordance with the standard procedures of the relevant customs authorities. The charge may be adjusted or reversed as the matter progresses and additional information becomes available, but the outcome is subject to risk and uncertainty.

In connection with our Fiscal 2017 acquisition of Beaufort Bonnet, as disclosed in Note 12, we entered into a contingent consideration agreement which requires us to pay cash payments to the sellers of up to $3.5 million in the aggregate subject to Beaufort Bonnet's achievement of certain earnings targets over a four year period subsequent to the acquisition. As of February 3, 2018, no amounts had been earned or paid pursuant to this contingent consideration agreement.

Note 7. Shareholders' Equity
Common Stock
We had 60 million shares of $1.00 par value per share common stock authorized for issuance as of February 3, 2018 and January 28, 2017. We had 16.8 million and 16.8 million shares of common stock issued and outstanding as of February 3, 2018 and January 28, 2017, respectively.
Long-Term Stock Incentive Plan
As of February 3, 2018, 0.9 million shares were available for issuance under our Long-Term Stock Incentive Plan (the "Long-Term Stock Incentive Plan"). The Long-Term Stock Incentive Plan allows us to grant equity-based awards to employees and non-employee directors in the form of stock options, stock appreciation rights, restricted shares and/or restricted share units. No additional grants are available under any predecessor plans.

OXFORD INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Restricted share awards granted to officers and other key employees generally vest three or four years from the date of grant if (1) the performance threshold, if any, was met and (2) the employee is still employed by us on the vesting date. At the time that restricted shares are issued, the shareholder is generally, subject to the terms of the respective agreement, be entitled to the same dividend and voting rights as other holders of our common stock as long as the restricted shares are outstanding. The employee generally is restricted from transferring or selling any restricted shares and generally forfeits the awards upon the termination of employment prior to the end of the vesting period. The specific provisions of the awards, including exercisability and term of the award, are evidenced by agreements with the employee as determined by the compensation committee of our Board of Directors, as applicable.
The table below summarizes the restricted share award activity for officers and other key employees (in shares) during Fiscal 2017, Fiscal 2016, and Fiscal 2015:

	Fiscal 2017		Fiscal 2016		Fiscal 2015
	Number of Shares	Weighted- average grant date fair value	Number of Shares	Weighted- average grant date fair value	Number of Shares	Weighted- average grant date fair value
Restricted share awards outstanding at beginning of fiscal year	228,682	$69	175,886	$67	91,172	$59
Service-based restricted share awards granted/issued	58,753	$56	44,437	$73	23,637	$60
Performance-based restricted share awards issued related to prior year performance awards	30,443	$76	87,009	$58	87,153	$78
Restricted share awards vested, including restricted shares repurchased from employees for employees' tax liability	(92,239)	$78	(58,711)	$51	(4,645)	$64
Restricted share awards forfeited	(14,594)	58	(19,939)	67	(21,431)	70
Restricted share awards outstanding at end of fiscal year	211,045	$63	228,682	$69	175,886	$67
The following table summarizes information about the unvested restricted share awards as of February 3, 2018. The unvested restricted share awards will be settled in shares of our common stock on the vesting date, subject to the employee still being an employee at that time.
.

Grant	Number of Unvested Share Awards	Average Market Price on Date of Grant	Vesting Date
Fiscal 2015 Performance-based Restricted Share Awards	68,408	$58	April 2018
Fiscal 2016 Service-based Restricted Share Awards	30,319	$76	April 2019
Fiscal 2016 Performance-based Restricted Share Awards	29,576	$76	April 2019
Fiscal 2017 Service-based Restricted Share Awards	47,605	$56	April 2020
Other Service-based Restricted Share Awards	35,137	$59	April 2018 - April 2021
Total	211,045
Restricted shares pursuant to performance-based awards are not issued until approved by our compensation committee following completion of the performance period. During Fiscal 2017, approximately 70,000 restricted shares were earned by recipients related to the Fiscal 2017 performance period; however, these share awards were not included in the tables above as

OXFORD INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the awards had not been issued as of February 3, 2018. The grant date fair value of these 70,000 awards was $56 per share, and the awards vest in April 2020.
As of February 3, 2018, there was $7.6 million of unrecognized compensation expense related to the unvested restricted share awards, which have been granted to employees but have not yet vested, including the Fiscal 2017 performance-based awards issued in the First Quarter of Fiscal 2018.
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
Employee Stock Purchase Plan
There were 0.4 million shares of our common stock authorized for issuance under our Employee Stock Purchase Plan ("ESPP") as of February 3, 2018. The ESPP allows qualified employees to purchase shares of our common stock on a quarterly basis, based on certain limitations, through payroll deductions. The shares purchased pursuant to the ESPP are not subject to any vesting or other restrictions. On the last day of each calendar quarter, the accumulated payroll deductions are applied toward the purchase of our common stock at a price equal to 85% of the closing market price on that date. Equity compensation expense related to the employee stock purchase plan recognized was $0.2 million, $0.2 million and $0.2 million in Fiscal 2017, Fiscal 2016 and Fiscal 2015, respectively.
Preferred Stock
We had 30 million shares of $1.00 par value preferred stock authorized for issuance as of February 3, 2018 and January 28, 2017. No preferred shares were issued or outstanding as of February 3, 2018 or January 28, 2017.
Accumulated Other Comprehensive Loss
The following table details the changes in our accumulated other comprehensive loss by component (in thousands), net of related income taxes during Fiscal 2017, Fiscal 2016 and Fiscal 2015.

	Foreign currency translation gain (loss)	Net unrealized gain (loss) on cash flow hedges	Accumulated other comprehensive income (loss)
Balance, January 31, 2015	$(30,900)	$746	$(30,154)
Other comprehensive income (loss)	24,071	(746)	23,325
Balance, January 30, 2016	(6,829)	—	(6,829)
Other comprehensive income	1,553	—	1,553
Balance, January 28, 2017	(5,276)	—	(5,276)
Other comprehensive income	1,202	—	1,202
Balance, February 3, 2018	$(4,074)	$—	$(4,074)
The change in accumulated other comprehensive loss in Fiscal 2017 and Fiscal 2016 primarily resulted from changes in foreign currency exchange rates between certain functional and reporting currencies in the respective period. No material amounts of accumulated other comprehensive loss were reclassified from accumulated other comprehensive loss into our consolidated statements of operations during Fiscal 2017 or Fiscal 2016. The balance in accumulated other comprehensive loss as of February 3, 2018 primarily relates to our Tommy Bahama operations in Canada, Japan and Australia. Substantially all of the change in accumulated other comprehensive loss during Fiscal 2015 resulted from the sale of our discontinued operations as the related amounts previously classified in accumulated other comprehensive loss were recognized in net loss from discontinued operations, net of taxes in our consolidated statement of operations.

OXFORD INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8. Income Taxes
U.S. Tax Reform made significant changes in the taxation of our domestic and foreign earnings. The federal tax was lowered from 35% to 21% effective January 1, 2018, resulting in a blended federal rate applicable to our fiscal year ended February 3, 2018 to reflect the weighted average of the rate applicable to the period prior to the effective date and the period on and after the effective date. The change in the federal tax rate also required revaluation of our deferred tax assets and liabilities to reflect the enacted rate at which we expect those differences to reverse. U.S. Tax Reform moves the U.S. to a territorial taxation system under which the earnings of foreign subsidiaries will generally not be subject to U.S. tax upon distribution and imposed a one-time transition tax on the amount of previously untaxed earnings of those foreign subsidiaries measured as of November 2, 2017 or December 31, 2017, whichever resulted in the greater taxable amount. Additional changes included the increase in bonus depreciation available for certain assets acquired after September 27, 2017 and limitations on the deduction for certain expenses, including executive compensation and interest incurred in taxable years beginning on or after January 1, 2018. New taxes were imposed related to foreign income including, for years beginning after December 31, 2017, a tax on global intangible low-taxed income (“GILTI”) and disallowance of deduction for certain payments (the base erosion anti-abuse tax, or “BEAT”) and new deductions enacted for certain foreign-derived intangible income (“FDII”). As a result of the provisional revaluation impact on our deferred taxes and certain other items related to U.S. Tax Reform, we recognized a reduction in tax expense of $11.5 million in our Fiscal 2017 statement of operations.
The SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides us with up to one year to finalize accounting for the impacts of U.S. Tax Reform. Since our initial accounting for U.S Tax Reform impact is incomplete, we may include provisional amounts when reasonable estimates can be made or continue to apply the prior tax law if a reasonable estimate cannot be made. We have estimated provisional tax amounts related to our deferred income tax assets and liabilities, including the impacts of the change in corporate tax rate, executive compensation, our indefinite reinvestment assertion, the transition tax, GILTI, BEAT, and FDII. We have not yet elected an accounting policy related to how we will account for GILTI and therefore have not provided any deferred tax impacts of GILTI in our consolidated financial statements as of February 3, 2018. We are still finalizing our calculations related to the impact of U.S. Tax Reform on our deferred tax assets and liabilities. The final impact of U.S. Tax Reform may differ from our provisional amounts recognized in Fiscal 2017 due to additional regulatory guidance that may be issued, us obtaining additional information to refine our estimated tax amounts and changes in current interpretations and assumptions. We expect to finalize our accounting for the impacts of U.S. Tax Reform during Fiscal 2018.
The following table summarizes our distribution between domestic and foreign earnings (loss) before income taxes and the provision (benefit) for income taxes (in thousands):

OXFORD INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Fiscal 2017	Fiscal 2016	Fiscal 2015
Earnings from continuing operations before income taxes:
Domestic	$78,707	$84,843	$96,512
Foreign	4,184	1,620	(1,456)
Earnings from continuing operations before income taxes	$82,891	$86,463	$95,056

Income taxes:
Current:
Federal	$11,710	$19,704	$33,205
State	3,775	4,475	4,789
Foreign	707	599	138
	16,192	24,778	38,132
Deferred—primarily Federal	1,690	8,108	(1,508)
Deferred—Foreign	308	(922)	(105)
Income taxes	$18,190	$31,964	$36,519
Reconciliations of the United States federal statutory income tax rates and our effective tax rates are summarized as follows:

	Fiscal 2017	Fiscal 2016	Fiscal 2015
Statutory tax rate (1)	33.7%	35.0%	35.0%
State income taxes—net of federal income tax benefit	3.6%	3.8%	3.3%
Impact of foreign operations rate differential (2)	(0.6)%	(0.4)%	0.6%
Valuation allowance against foreign losses and other carry-forwards (3)	1.1%	(0.6)%	0.3%
U.S. Tax Reform impact of change in tax rate on deferred tax amounts	(14.4)%	—%	—%
Other, net	(1.5)%	(0.8)%	(0.8)%
Effective tax rate for continuing operations	21.9%	37.0%	38.4%
(1) The statutory tax rate for Fiscal 2017 is a blended rate that reflects the reduction of the federal corporate marginal tax rate from 35% to 21% effective January 1, 2018.
(2) Impact of foreign operations rate differential primarily reflects the rate differential between the United States and the respective foreign jurisdictions for any foreign income or losses, and the impact of any permanent differences.
(3) Valuation allowance against foreign losses and other carry-forwards primarily reflects the valuation allowance recorded due to our inability to recognize an income tax benefit related to certain operating loss carry-forwards and deferred tax assets during the period. The benefit in Fiscal 2016 was primarily due to the utilization of certain operating loss carryforward benefits against current year earnings and changes in our assessment of the likelihood of recognition of certain foreign operating loss carryforwards.
Deferred tax assets and liabilities included in our consolidated balance sheets are comprised of the following (in thousands):

OXFORD INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	February 3, 2018	January 28, 2017
Deferred Tax Assets:
Inventories	$12,207	$14,886
Accrued compensation and benefits	7,660	11,817
Receivable allowances and reserves	1,630	2,561
Deferred rent and lease obligations	3,322	6,671
Operating loss and other carry-forwards	4,218	3,691
Other, net	3,739	3,960
Deferred tax assets	32,776	43,586
Deferred Tax Liabilities:
Depreciation and amortization	(10,210)	(5,360)
Acquired intangible assets	(31,327)	(46,524)
Deferred tax liabilities	(41,537)	(51,884)
Valuation allowance	(5,624)	(4,115)
Net deferred tax liability	$(14,385)	$(12,413)

As of February 3, 2018 and January 28, 2017 our operating loss and other carry-forwards primarily relate to our operations in Canada, Hong Kong and Japan, as well as certain states. The majority of these operating loss carry-forwards allow for carry-forward of at least 20 years and in some cases, indefinitely. The substantial majority of our valuation allowance of $5.6 million and $4.1 million as of February 3, 2018 and January 28, 2017, respectively, relates to the foreign and state operating loss carry-forwards and the deferred tax assets in those jurisdictions. The recent history of operating losses in certain jurisdictions is considered significant negative evidence against the realizability of these tax benefits. The amount of the valuation allowance considered necessary, however, could change in the future if our operating results or estimates of future taxable operating results changes, particularly if, in future years, objective evidence in the form of cumulative losses is no longer present in certain jurisdictions. Alternatively, if we generate operating losses in future periods in certain jurisdictions, we may determine it is necessary to increase valuation allowances for certain deferred tax assets.

No deferred tax liabilities related to our original investments in our foreign subsidiaries and foreign earnings and profits ("E&P"), if any, have historically been recorded in our consolidated balance sheet date, as substantially all our original investments and earnings related to our foreign subsidiaries have been considered reinvested outside of the United States. U.S. Tax Reform has made significant changes to how foreign earnings are taxed. We continue to assert that our investment in foreign subsidiaries and earnings are permanently reinvested on a provisional basis.
Accounting for income taxes requires that we offset all deferred tax liabilities and assets within each tax jurisdiction and present them as a single amount in our consolidated balance sheets, with all net deferred tax assets or deferred tax liabilities by jurisdiction recognized as non-current deferred tax assets or deferred tax liabilities in our consolidated balance sheets. The amounts of deferred income taxes included in the following line items in our consolidated balance sheets are as follows (in thousands):

	February 3, 2018	January 28, 2017
Assets:
Deferred tax assets	$884	$1,165
Liabilities:
Deferred tax liabilities	(15,269)	(13,578)
Net deferred tax liability	$(14,385)	$(12,413)

Table of Contents
OXFORD INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9. Defined Contribution Plans
We have a tax-qualified voluntary retirement savings plan covering substantially all full-time United States employees and other similar plans covering certain foreign employees. If a participant decides to contribute, a portion of the contribution is matched by us. Additionally, we incur certain charges related to our non-qualified deferred compensation plan as discussed in Note 1. Realized and unrealized gains and losses on the deferred compensation plan investments are recorded in SG&A in our consolidated statements of operations and substantially offset the changes in deferred compensation liabilities to participants resulting from changes in market values. Our aggregate expense under these defined contribution and non-qualified deferred compensation plans in Fiscal 2017, Fiscal 2016 and Fiscal 2015 was $3.6 million, $3.5 million and $3.3 million, respectively.
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

Service	Fiscal 2017	Fiscal 2016	Fiscal 2015
Interest and agent fees for our credit facility	$640	$1,190	$459
Cash management services	$98	$92	$90
Lead arranger, book runner and upfront fees	$—	$657	$—
Other	$9	$10	$56
Our credit facilities were entered into in the ordinary course of business. Our aggregate payments to SunTrust and its subsidiaries for these services did not exceed 1% of our gross revenues during the periods presented or 1% of SunTrust's gross revenues during its fiscal years ended December 31, 2017, December 31, 2016 and December 31, 2015.
Contingent Consideration Agreements
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
Mr. Scott A. Beaumont, one of our former executive officers who was appointed CEO, Lilly Pulitzer Group, in connection with our acquisition of the Lilly Pulitzer brand and operations, together with various trusts for the benefit of certain family members, held a 50% ownership interest in the Lilly Pulitzer brand and operations prior to the acquisition. The principals who owned the Lilly Pulitzer brand and operations prior to the acquisition remained involved in the Lilly Pulitzer operations through March 2016. As a result of Lilly Pulitzer exceeding the earnings targets specified in the contingent consideration agreement, the maximum $20 million amount was earned in full. The final payment of $12.5 million related to the contingent consideration agreement was made in Fiscal 2015.
In connection with our Fiscal 2017 acquisition of Beaufort Bonnet, we entered into a contingent consideration agreement pursuant to which we will be obligated to pay cash payments to the sellers of up to $3.5 million in the aggregate subject to Beaufort Bonnet's achievement of certain earnings targets over a four year period subsequent to the acquisition. One of the

OXFORD INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

sellers of Beaufort Bonnet is an employee and continues to manage the operations of Beaufort Bonnet. As of February 3, 2018, no amounts had been earned or paid pursuant to this contingent consideration agreement.

Note 11. Summarized Quarterly Data (unaudited)
Each of our fiscal quarters consists of thirteen week periods, beginning on the first day after the end of the prior fiscal quarter, except that the fourth quarter in a year with 53 weeks (such as Fiscal 2017) includes 14 weeks. Following is a summary of our Fiscal 2017 and Fiscal 2016, quarterly results (in thousands, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Fiscal 2017
Net sales	$272,363	$284,709	$235,960	$293,179	$1,086,211
Gross profit	$159,410	$165,969	$125,176	$162,077	$612,632
Operating income	$29,959	$36,402	$1,124	$18,515	$86,000
Net earnings from continuing operations	$17,197	$22,689	$1,072	$23,743	$64,701
Income from discontinued operations, net of taxes	$—	$—	$—	$389	$389
Net earnings	$17,197	$22,689	$1,072	$24,132	$65,090
Net earnings from continuing operations per share:
Basic	$1.04	$1.37	$0.06	$1.43	$3.90
Diluted	$1.03	$1.36	$0.06	$1.41	$3.87
Income from discontinued operations, net of taxes, per share:
Basic	$—	$—	$—	$0.02	$0.02
Diluted	$—	$—	$—	$0.02	$0.02
Net earnings per share:
Basic	$1.04	$1.37	$0.06	$1.45	$3.92
Diluted	$1.03	$1.36	$0.06	$1.44	$3.89
Weighted average shares outstanding:
Basic	16,549	16,605	16,618	16,624	16,600
Diluted	16,695	16,700	16,735	16,802	16,734
Fiscal 2016
Net sales	$256,235	$282,996	$222,308	$261,049	$1,022,588
Gross profit	$151,464	$164,795	$118,054	$145,991	$580,304
Operating income (loss)	$32,006	$38,689	$(327)	$19,516	$89,884
Net earnings (loss) from continuing operations	$20,177	$23,875	$(1,597)	$12,044	$54,499
Loss from discontinued operations, net of taxes	$—	$—	$—	$(2,038)	$(2,038)
Net earnings (loss)	$20,177	$23,875	$(1,597)	$10,006	$52,461
Net earnings (loss) from continuing operations per share:
Basic	$1.22	$1.45	$(0.10)	$0.73	$3.30
Diluted	$1.21	$1.44	$(0.10)	$0.72	$3.27

OXFORD INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Loss from discontinued operations, net of taxes, per share:
Basic	$—	$—	$—	$(0.12)	$(0.12)
Diluted	$—	$—	$—	$(0.12)	$(0.12)
Net earnings (loss) per share:
Basic	$1.22	$1.45	$(0.10)	$0.61	$3.18
Diluted	$1.21	$1.44	$(0.10)	$0.60	$3.15
Weighted average shares outstanding:
Basic	16,503	16,515	16,531	16,537	16,522
Diluted	16,617	16,623	16,531	16,689	16,649
The sum of the quarterly net earnings (loss) per share amounts may not equal the amounts for the full year due to rounding. The Fourth Quarters of Fiscal 2017 and Fiscal 2016 included a LIFO accounting charge of $4.1 million and charge of $3.6 million, respectively. The full years of Fiscal 2017 and Fiscal 2016 included a LIFO accounting charge of $7.8 million and a LIFO accounting credit of $5.9 million, respectively. Additionally, the Fourth Quarter of Fiscal 2017 and Fiscal 2017 included a reduction of tax expense of $11.5 million related to the U.S. Tax Reform as disclosed in Note 8.

OXFORD INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12. Business Combinations
Fiscal 2017 Business Combinations
During Fiscal 2017 we completed certain acquisitions which resulted in our acquisition of Beaufort Bonnet and 12 Lilly Pulitzer Signature Stores. Beaufort Bonnet designs, sources, markets and distributes premium childrenswear including bonnets, hats, apparel, swimwear and accessories through the Beaufort Bonnet e-commerce website as well as wholesale specialty retailers. The Lilly Pulitzer Signature Stores that were acquired are located in Massachusetts, Virginia and Maryland. We believe the Beaufort Bonnet acquisition further advances our strategic goal of owning a diversified portfolio of lifestyle brands, while the acquisition of the Lilly Pulitzer Signature Stores allows for growth of Lilly Pulitzer's direct to consumer business, particularly in some key markets. Subsequent to their respective acquisitions, the acquired Lilly Pulitzer Signature Stores are included in our Lilly Pulitzer operating group, while the Beaufort Bonnet operations are included in Corporate and Other.

The purchase price, in the aggregate, of our Fiscal 2017 acquisitions was $17.5 million primarily consisting of cash, subject to adjustment based on net working capital or inventory amounts as of the closing dates of the respective acquisitions. We used borrowings under our revolving credit facility to finance the transactions. Transaction and integration costs related to the acquisitions totaled $1.0 million and are included in SG&A in Fiscal 2017.

Our allocations of the purchase price for Fiscal 2017 acquisitions are preliminary. The allocations may be revised during the one year allocation period as we obtain additional information about the estimated fair values of the acquired assets, identify and quantify assumed liabilities and finalize working capital amounts related to the acquisitions. The following table summarizes our preliminary allocation of the purchase price for the Fiscal 2017 acquisitions, in the aggregate (in thousands):

Fiscal 2017 acquisitions
Cash and cash equivalents	$406
Inventories (1)	3,910
Prepaid expenses and other current assets	595
Property and equipment	682
Intangible assets	5,940
Goodwill	6,642
Accounts payable, accrued expenses and other liabilities	(640)
Purchase price (2)	$17,535

(1) Includes a step-up of acquired inventory from cost to fair value of $1.3 million with $1.2 million of this step-up amount recognized in Fiscal 2017 in cost of goods sold in our consolidated statement of operations.

(2) In connection with the Beaufort Bonnet acquisition, we entered into a contingent consideration agreement pursuant to which we will be obligated to pay cash payments to the sellers of up to $3.5 million in the aggregate subject to Beaufort Bonnet's achievement of certain earnings targets over a four year period subsequent to the acquisition. Estimated fair value of the contingent consideration amount as the acquisition date was $0.3 million.

Goodwill represents the amount by which the cost to acquire the businesses exceeds the fair value of individual acquired assets less liabilities of the business at acquisition. Intangible assets allocated in connection with our purchase price allocation consisted of the following (in thousands):

	Useful life	Fiscal 2017 acquisitions
Finite lived intangible assets acquired:
Trade names and trademarks	20 years	$4,220
Other intangible assets including reacquired rights, customer relationships and non-compete agreements	3 - 10 years	$1,720
		$5,940
Fiscal 2016 Business Combinations

OXFORD INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The following table summarizes our allocation of the purchase price for the Southern Tide acquisition (in thousands):

Southern Tide acquisition
Cash and cash equivalents	$2,423
Receivables	6,616
Inventories (1)	16,251
Prepaid expenses	740
Property and equipment	220
Intangible assets	30,240
Goodwill	42,745
Other non-current assets	344
Accounts payable, accrued expenses and other liabilities	(3,473)
Deferred taxes	(1,812)
Purchase price	$94,294

(1) Includes a step-up of acquired inventory from cost to fair value of $2.7 million. This step-up amount was recognized in Fiscal 2016 in cost of goods sold in our consolidated statement of operations.

Goodwill represents the amount by which the cost to acquire Southern Tide exceeds the fair value of individual acquired assets less liabilities of the business at acquisition. Intangible assets allocated in connection with our purchase price allocation consisted of the following (in thousands):

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

OXFORD INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Fiscal 2016	Fiscal 2015
Net sales	$1,034,369	$1,007,330
Earnings from continuing operations before income taxes	$92,212	$95,963
Earnings from continuing operations	$58,035	$58,609
Earnings from continuing operations per share:
Basic	$3.51	$3.59
Diluted	$3.49	$3.57

Fiscal 2016 pro forma information above includes amortization of acquired intangible assets but excludes the transaction expenses associated with the transaction and the incremental cost of goods sold associated with the step-up of inventory at acquisition that were recognized by us in our Fiscal 2016 consolidated statement of operations. Fiscal 2015 pro forma information above includes amortization of acquired intangible assets, transaction expenses associated with the transaction and incremental cost of goods sold associated with the step-up of inventory at acquisition. Additionally, the pro forma adjustments for each period prior to the date of acquisition reflect an estimate of incremental interest expense associated with additional borrowings and income tax expense that would have been incurred subsequent to the acquisition.

In addition to the Southern Tide acquisition, Lanier Apparel completed two acquisitions resulting in total cash payments of $3.1 million during Fiscal 2016. Assets acquired in these acquisitions primarily consisted of intangible assets, as disclosed in Note 4, and inventory.

OXFORD INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13. Discontinued Operations
On July 17, 2015, we sold 100% of the equity interests of our Ben Sherman business, consisting of Ben Sherman Limited and its subsidiaries and Ben Sherman Clothing LLC, for £40.8 million before any working capital or other purchase price adjustments. The final purchase price received by us was subject to adjustment based on, among other things, the actual debt and net working capital of the Ben Sherman business on the closing date, which was finalized during February 2016. The total liabilities related to discontinued operations, including current and non-current, of $5.4 million as of January 28, 2017 represented our estimate as of January 28, 2017 of the future net loss anticipated in connection with certain retained lease obligations. During Fiscal 2017, we negotiated settlements in respect of these outstanding lease obligations by agreeing to make one-time cash payments lower in the aggregate than the total outstanding liabilities at the time of payment. These settlements resulted in liabilities related to discontinued operations of $2.1 million as of February 3, 2018, with the final satisfaction completed in February 2018. We do not anticipate cash flows or earnings related to the discontinued operations in future periods as we have satisfied all obligations related to these lease agreements. Operating results of the discontinued operations are shown below (in thousands):

	Fiscal 2017	Fiscal 2016	Fiscal 2015
Net sales	$—	$—	$28,081
Cost of goods sold	—	—	17,414
Gross profit	$—	$—	$10,667
SG&A	(629)	2,928	20,698
Royalties and other operating income	—	—	1,919
Operating income (loss)	$629	$(2,928)	$(8,112)
Interest expense, net	—	—	146
Income (loss) from discontinued operations before income taxes	$629	$(2,928)	$(8,258)
Income taxes	240	(890)	(800)
Income (loss) from discontinued operations, net of taxes	$389	$(2,038)	$(7,458)
Loss on sale of discontinued operations, net of taxes	—	—	(20,517)
Net income (loss) from discontinued operations, net of taxes	$389	$(2,038)	$(27,975)

Certain information pertaining to depreciation and amortization as well as capital expenditures associated with our discontinued operations, which is included in our consolidated statements of cash flows, has been shown below (in thousands):

	Fiscal 2017	Fiscal 2016	Fiscal 2015
Depreciation and amortization	$—	$136	$667
Capital expenditures	$—	$—	$660

SCHEDULE II
Oxford Industries, Inc.
Valuation and Qualifying Accounts

Column A	Column B	Column C			Column D		Column E
Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Charged to Other Accounts– Describe		Deductions– Describe		Balance at End of Period
	(In thousands)
Fiscal 2017
Deducted from asset accounts:
Accounts receivable reserves(1)	$9,301	$9,059	—	(3)	$(11,875)	(4)	$6,485
Allowance for doubtful accounts(2)	811	1,366	—	(3)	(518)	(5)	$1,659
Fiscal 2016
Deducted from asset accounts:
Accounts receivable reserves(1)	$8,402	$10,032	153	(3)	$(9,286)	(4)	$9,301
Allowance for doubtful accounts(2)	454	506	80	(3)	(229)	(5)	$811
Fiscal 2015
Deducted from asset accounts:
Accounts receivable reserves(1)	$8,265	$10,288	—		$(10,151)	(4)	$8,402
Allowance for doubtful accounts(2)	571	8	—		(125)	(5)	$454
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

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Oxford Industries, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Oxford Industries, Inc. (the Company) as of February 3, 2018 and January 28, 2017, and the related consolidated statements of operations, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended February 3, 2018, and the related notes and the financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at February 3, 2018 and January 28, 2017, and the results of its operations and its cash flows for each of the three years in the period ended February 3, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of February 3, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated April 2, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2002.
Atlanta, Georgia
April 2, 2018

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
Changes in and Evaluation of Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting during the fourth quarter of Fiscal 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We assessed the effectiveness of our internal control over financial reporting as of February 3, 2018. In making this assessment, management used the updated framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control—Integrated Framework (2013). Based on this assessment, we believe that our internal control over financial reporting was effective as of February 3, 2018.
Ernst & Young LLP, our independent registered public accounting firm, has audited our internal control over financial reporting as of February 3, 2018, and its report thereon is included herein.

/s/ THOMAS C. CHUBB III	/s/ K. SCOTT GRASSMYER
Thomas C. Chubb III Chairman, Chief Executive Officer and President (Principal Executive Officer)	K. Scott Grassmyer Executive Vice President — Finance, Chief Financial Officer and Controller (Principal Financial Officer)
April 2, 2018	April 2, 2018

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Oxford Industries, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Oxford Industries, Inc.’s internal control over financial reporting as of February 3, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Oxford Industries, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of February 3, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of February 3, 2018 and January 28, 2017, and the related consolidated statements of operations, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended February 3, 2018, and the related notes and the financial statement schedule listed in the Index at Item 15(a) and our report dated April 2, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Ernst & Young LLP

Atlanta, Georgia
April 2, 2018

Item 9B.    Other Information
On March 27, 2018, our Board of Directors amended our Bylaws to increase the number of members of our full Board of Directors from nine to 10. Our Bylaws, as so amended effective as of March 27, 2018, are filed with this report as Exhibit 3.2 and incorporated in this Item 9B by reference.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance
The following table sets forth certain information concerning the members of our Board of Directors:

Name	Principal Occupation
Helen Ballard	Ms. Ballard is the owner of Helen Ballard LLC, a home furnishing product design business.
Thomas C. Chubb III	Mr. Chubb is our Chairman, Chief Executive Officer and President.
Thomas C. Gallagher
Mr. Gallagher is Non-Executive Chairman of the Board of Directors of Genuine Parts Company, a distributor of automotive replacement parts, industrial replacement parts, office products and electrical/electronic materials.

Virginia A. Hepner	Ms. Hepner served as President and Chief Executive Officer of the Woodruff Arts Center, one of the world’s largest arts centers, until her retirement in 2017.
John R. Holder	Mr. Holder is Chairman and Chief Executive Officer of Holder Properties, a full-service commercial and residential real estate developer.
Dennis M. Love	Mr. Love served as Chairman of Printpack Inc., a manufacturer of flexible and specialty rigid packaging, until his retirement in 2017.
Clarence H. Smith	Mr. Smith is Chairman of the Board, President and Chief Executive Officer of Haverty Furniture Companies, Inc., a home furnishings retailer.
Clyde C. Tuggle	Mr. Tuggle is Senior Advisor to the Chief Executive Officer of The Coca-Cola Company.
E. Jenner Wood III	Mr. Wood served as Corporate Executive Vice President of SunTrust Banks, Inc. until his retirement in 2016.
The following table sets forth certain information concerning our executive officers:

Name	Position Held
Thomas C. Chubb III	Chairman, Chief Executive Officer and President
Thomas E. Campbell	Executive Vice President - Law and Administration, General Counsel and Secretary
K. Scott Grassmyer	Executive Vice President - Finance, Chief Financial Officer and Controller
J. Wesley Howard, Jr.	President, Lanier Apparel
Michelle M. Kelly	CEO, Lilly Pulitzer Group
Douglas B. Wood	CEO, Tommy Bahama Group
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
PART IV

Item 15.    Exhibits, Financial Statement Schedules
        (a)    1.  Financial Statements
The following consolidated financial statements are included in Part II, Item 8 of this report:

•	Consolidated Balance Sheets as of February 3, 2018 and January 28, 2017.

•	Consolidated Statements of Operations for Fiscal 2017, Fiscal 2016 and Fiscal 2015.

•	Consolidated Statements of Comprehensive Income for Fiscal 2017, Fiscal 2016 and Fiscal 2015.

•	Consolidated Statements of Shareholders' Equity for Fiscal 2017, Fiscal 2016 and Fiscal 2015.

•	Consolidated Statements of Cash Flows for Fiscal 2017, Fiscal 2016 and Fiscal 2015.

•	Notes to Consolidated Financial Statements for Fiscal 2017, Fiscal 2016 and Fiscal 2015.
                 2.     Financial Statement Schedules

•	Schedule II—Valuation and Qualifying Accounts
All other schedules for which provisions are made in the applicable accounting regulation of the SEC are not required under the related instructions or are inapplicable and, therefore, have been omitted.
(b)   Exhibits

2.1
Agreement for the Sale and Purchase of the Entire Issued Share Capital of Ben Sherman Limited and 100% of the Limited Liability Company Interests in Ben Sherman Clothing LLC, dated July 17, 2015, between the Company and Ben Sherman UK Acquisition Limited (filed as Exhibit 2.1 to the Company's Form 8-K filed on July 22, 2015)

2.2
Membership Interest and Stock Purchase Agreement, dated April 19, 2016, by and among S/T Group Blocker, Inc.; GCP Southern Tide Coinvest, Inc.; S/T Group Holdings, LLC; the Sellers identified therein; Brazos Equity GP III, as the Sellers' Representative; and Oxford of South Carolina, Inc. (filed as Exhibit 2.1 to the Company's Form 8-K filed on April 20, 2016)

3.1	Restated Articles of Incorporation of Oxford Industries, Inc. (filed as Exhibit 3.1 to the Company's Form 10-Q for the fiscal quarter ended July 29, 2017)
3.2	Bylaws of Oxford Industries, Inc., (as amended and restated, effective March 27, 2018)*
10.1	Amended and Restated Long-Term Stock Incentive Plan, effective as of March 24, 2015 (filed as Exhibit 10.2 to the Company’s Form 10-K for the fiscal year ended January 31, 2015)†
10.2	Form of Oxford Industries, Inc. Performance Equity Award Agreement (Fiscal 2015 Performance Based) (filed as Exhibit 10.6 to the Company's Form 10-K for the fiscal year ended January 30, 2016)†
10.3	Oxford Industries, Inc. Deferred Compensation Plan (as amended and rested effective June 13, 2012) (filed as Exhibit 10.1 to the Company’s Form 10-Q for the fiscal quarter ended October 27, 2012)†
10.4	First Amendment to Oxford Industries, Inc. Deferred Compensation Plan dated July 1, 2016 (filed as Exhibit 10.3 to the Company's Form 10-Q/A for the fiscal quarter ended on July 30, 2016)†
10.5	Oxford Industries, Inc. Executive Performance Incentive Plan (as amended and restated, effective March 27, 2013)*†
10.6
Fourth Amended and Restated Credit Agreement, dated as of May 24, 2016, by and among Oxford Industries, Inc.; Tommy Bahama Group, Inc.; the Persons party thereto from time to time as Guarantors, the financial institutions party thereto as lenders, the financial institutions party thereto as Exhibit 2.1: Issuing Banks; and SunTrust Robinson Humphrey, Inc. as a Joint Lead Arranger and a Joint Bookrunner; JPMorgan Chase Bank, N.A. as a Joint Lead Arranger, a Joint Bookrunner, and the Syndication Agent; and Bank of America, N.A. and KeyBank National Association, as the Co-Documentation Agents (filed as Exhibit 10.1 to the Company's Form 8-K filed on May 24, 2016)

10.7
Fourth Amended and Restated Pledge and Security Agreement, dated as of May 24, 2016, among Oxford Industries, Inc.; Tommy Bahama Group, Inc.; the additional entities grantor thereto, as Grantors, and SunTrust Bank, as administrative agent (filed as Exhibit 10.2 to the Company's Form 8-K filed on May 24, 2016)

21	Subsidiaries of Oxford Industries, Inc.*
23	Consent of Independent Registered Public Accounting Firm*
24	Power of Attorney*
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101INS	XBRL Instance Document
101SCH	XBRL Taxonomy Extension Schema Document
101CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101DEF	XBRL Taxonomy Extension Definition Linkbase Document
101LAB	XBRL Taxonomy Extension Label Linkbase Document
101PRE	XBRL Taxonomy Extension Presentation Linkbase Document
_______________________________________________________________________________

*	Filed herewith
†	Management contract or compensation plan or arrangement required to be filed as an exhibit to this form pursuant to Item 15(b) of this report.
We agree to file upon request of the SEC a copy of all agreements evidencing long-term debt omitted from this report pursuant to Item 601(b)(4)(iii) of Regulation S-K. Shareholders may obtain copies of Exhibits without charge upon written request to the Corporate Secretary, Oxford Industries, Inc., 999 Peachtree Street, N.E., Ste. 688, Atlanta, Georgia 30309.

Item 16.    Form 10-K Summary
None.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

Oxford Industries, Inc.
By:	/s/ THOMAS C. CHUBB III
Thomas C. Chubb III Chairman, Chief Executive Officer and President

Date: April 2, 2018
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ THOMAS C. CHUBB III
Thomas C. Chubb III	Chairman of the Board of Directors, Chief Executive Officer and President (Principal Executive Officer)	April 2, 2018
/s/ K. SCOTT GRASSMYER
K. Scott Grassmyer	Executive Vice President — Finance, Chief Financial Officer and Controller (Principal Financial Officer and Principal Accounting Officer)	April 2, 2018
*
Helen Ballard	Director	April 2, 2018
*
Thomas C. Gallagher	Director	April 2, 2018
*
Virginia A. Hepner	Director	April 2, 2018
*
John R. Holder	Director	April 2, 2018
*
Dennis M. Love	Director	April 2, 2018
*
Clarence H. Smith	Director	April 2, 2018
*
Clyde C. Tuggle	Director	April 2, 2018
*
E. Jenner Wood III	Director	April 2, 2018

*By
/s/ SURAJ A. PALAKSHAPPA
Suraj A. Palakshappa as Attorney-in-Fact