Form 10-Q
period 2018-05-05
OXFORD INDUSTRIES INC
filed 2018-06-13
CIK 75288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 5, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of shares outstanding
Title of each class	as of May 31, 2018
Common Stock, $1 par value	16,936,543

OXFORD INDUSTRIES, INC.
INDEX TO FORM 10-Q
For the First Quarter of Fiscal 2018

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS
Our SEC filings and public announcements may include forward-looking statements about future events. Generally, the words "believe," "expect," "intend," "estimate," "anticipate," "project," "will" and similar expressions identify forward-looking statements, which typically are not historical in nature. We intend for all forward-looking statements contained herein, in our press releases or on our website, and all subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf, to be covered by the safe harbor provisions for forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (which Sections were adopted as part of the Private Securities Litigation Reform Act of 1995). Such statements are subject to a number of risks, uncertainties and assumptions including, without limitation, competitive conditions, which may be impacted by evolving consumer shopping patterns; the impact of economic conditions on consumer demand and spending for apparel and related products; demand for our products; timing of shipments requested by our wholesale customers; expected pricing levels; retention of and disciplined execution by key management; the timing and cost of store openings and of planned capital expenditures; weather; changes in international, federal or state tax, trade and other laws and regulations; costs of products as well as the raw materials used in those products; costs of labor; acquisition and disposition activities, including our ability to timely recognize our expected synergies from any acquisitions we pursue; expected outcomes of pending or potential litigation and regulatory actions; access to capital and/or credit markets; and factors that could affect our consolidated effective tax rate, including the impact of the recently enacted U.S. Tax Reform. Forward-looking statements reflect our expectations at the time such forward looking statements are made, based on information available at such time, and are not guarantees of performance. Although we believe that the expectations reflected in such forward-looking statements are reasonable, these expectations could prove inaccurate as such statements involve risks and uncertainties, many of which are beyond our ability to control or predict. Should one or more of these risks or uncertainties, or other risks or uncertainties not currently known to us or that we currently deem to be immaterial, materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Important factors relating to these risks and uncertainties include, but are not limited to, those described in Part I, Item 1A. Risk Factors contained in our Annual Report on Form 10-K for Fiscal 2017, and those described from time to time in our future reports filed with the SEC. We caution that one should not place undue reliance on forward-looking statements, which speak only as of the date on which they are made. We disclaim any intention, obligation or duty to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
DEFINITIONS

As used in this report, unless the context requires otherwise, "our," "us" or "we" means Oxford Industries, Inc. and its consolidated subsidiaries; "SG&A" means selling, general and administrative expenses; "SEC" means the United States Securities and Exchange Commission; "FASB" means Financial Accounting Standards Board; "ASC" means the FASB Accounting Standards Codification; "GAAP" means generally accepted accounting principles in the United States; "discontinued operations" means the assets and operations of our former Ben Sherman operating group which we sold in 2015; and "U.S. Tax Reform" means the United States Tax Cuts and Jobs Act as enacted on December 22, 2017. Unless otherwise indicated, all references to assets, liabilities, revenues, expenses or other information in this report reflect continuing operations. Additionally, the terms listed below reflect the respective period noted:

Fiscal 2019	52 weeks ending February 1, 2020
Fiscal 2018	52 weeks ending February 2, 2019
Fiscal 2017	53 weeks ended February 3, 2018
Fiscal 2016	52 weeks ended January 28, 2017
Fourth Quarter Fiscal 2018	13 weeks ending February 2, 2019
Third Quarter Fiscal 2018	13 weeks ending November 3, 2018
Second Quarter Fiscal 2018	13 weeks ending August 4, 2018
First Quarter Fiscal 2018	13 weeks ended May 5, 2018
Fourth Quarter Fiscal 2017	14 weeks ended February 3, 2018
Third Quarter Fiscal 2017	13 weeks ended October 28, 2017
Second Quarter Fiscal 2017	13 weeks ended July 29, 2017
First Quarter Fiscal 2017	13 weeks ended April 29, 2017

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OXFORD INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par amounts)
(unaudited)

	May 5, 2018	February 3, 2018	April 29, 2017
ASSETS
Current Assets
Cash and cash equivalents	$4,662	$6,343	$6,554
Receivables, net	81,274	67,542	79,042
Inventories, net	132,342	126,812	127,061
Prepaid expenses and other current assets	31,994	35,421	24,325
Total Current Assets	$250,272	$236,118	$236,982
Property and equipment, net	196,734	193,533	192,734
Intangible assets, net	178,111	178,858	174,603
Goodwill	66,577	66,703	60,002
Other non-current assets, net	25,037	24,729	24,258
Total Assets	$716,731	$699,941	$688,579

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$51,615	$66,175	$63,982
Accrued compensation	19,153	29,941	16,593
Other accrued expenses and liabilities	40,421	36,802	35,591
Liabilities related to discontinued operations	—	2,092	3,143
Total Current Liabilities	$111,189	$135,010	$119,309
Long-term debt	72,244	45,809	93,289
Other non-current liabilities	73,588	74,029	69,370
Deferred taxes	16,045	15,269	16,183
Liabilities related to discontinued operations	—	—	2,022
Commitments and contingencies
Shareholders’ Equity
Common stock, $1.00 par value per share	16,937	16,839	16,821
Additional paid-in capital	136,297	136,664	131,011
Retained earnings	295,086	280,395	246,136
Accumulated other comprehensive loss	(4,655)	(4,074)	(5,562)
Total Shareholders’ Equity	$443,665	$429,824	$388,406
Total Liabilities and Shareholders’ Equity	$716,731	$699,941	$688,579

See accompanying notes.

OXFORD INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
 (unaudited)

	First Quarter Fiscal 2018	First Quarter Fiscal 2017
Net sales	$272,628	$272,363
Cost of goods sold	108,482	112,953
Gross profit	$164,146	$159,410
SG&A	139,720	133,191
Royalties and other operating income	3,947	3,740
Operating income	$28,373	$29,959
Interest expense, net	781	930
Earnings before income taxes	$27,592	$29,029
Income taxes	7,025	11,832
Net earnings	$20,567	$17,197

Net earnings per share:
Basic	$1.24	$1.04
Diluted	$1.23	$1.03

Weighted average shares outstanding:
Basic	16,639	16,549
Diluted	16,769	16,695

Dividends declared per share	$0.34	$0.27

See accompanying notes.

OXFORD INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	First Quarter Fiscal 2018	First Quarter Fiscal 2017
Net earnings	$20,567	$17,197
Other comprehensive income (loss), net of taxes:
Net foreign currency translation adjustment	(581)	(286)
Total other comprehensive loss, net of taxes	$(581)	$(286)
Comprehensive income	$19,986	$16,911

See accompanying notes.

OXFORD INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	First Quarter Fiscal 2018	First Quarter Fiscal 2017
Cash Flows From Operating Activities:
Net earnings	$20,567	$17,197
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depreciation	9,435	9,651
Amortization of intangible assets	691	539
Equity compensation expense	1,718	1,739
Amortization of deferred financing costs	106	105
Deferred income taxes	660	2,605
Changes in working capital, net of acquisitions and dispositions:
Receivables, net	(13,795)	(20,474)
Inventories, net	(5,763)	15,000
Prepaid expenses and other current assets	3,402	508
Current liabilities	(23,429)	(12,171)
Other non-current assets, net	(395)	7
Other non-current liabilities	(341)	(1,095)
Cash (used in) provided by operating activities	$(7,144)	$13,611
Cash Flows From Investing Activities:
Acquisitions, net of cash acquired	(302)	(225)
Purchases of property and equipment	(12,838)	(8,545)
Cash used in investing activities	$(13,140)	$(8,770)
Cash Flows From Financing Activities:
Repayment of revolving credit arrangements	(64,265)	(67,373)
Proceeds from revolving credit arrangements	90,700	69,153
Proceeds from issuance of common stock	384	386
Repurchase of equity awards for employee tax withholding liabilities	(2,372)	(2,206)
Cash dividends declared and paid	(5,758)	(4,552)
Cash provided by (used in) financing activities	$18,689	$(4,592)
Net change in cash and cash equivalents	$(1,595)	$249
Effect of foreign currency translation on cash and cash equivalents	(86)	(27)
Cash and cash equivalents at the beginning of year	6,343	6,332
Cash and cash equivalents at the end of the period	$4,662	$6,554
Supplemental disclosure of cash flow information:
Cash paid for interest, net	$635	$876
Cash paid for income taxes	$334	$833

See accompanying notes.

OXFORD INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
FIRST QUARTER OF FISCAL 2018

1.
Basis of Presentation:  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial reporting and the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  We believe the accompanying unaudited condensed consolidated financial statements reflect all normal, recurring adjustments that are necessary for a fair presentation of our financial position and results of operations as of the dates and for the periods presented.  Results of operations for the interim periods presented are not necessarily indicative of results to be expected for our full fiscal year.  The significant accounting policies applied during the interim periods presented are consistent with the significant accounting policies described in our Annual Report on Form 10-K for Fiscal 2017.

Recently Issued Accounting Standards Applicable to Future Periods
In February 2016, the FASB issued revised lease accounting guidance. The guidance will require companies to record substantially all leases as assets and liabilities on the balance sheet. For these leases, we will be required to recognize (1) a right to use asset which will represent our right to use, or control the use of, a specified asset for a lease term and (2) a lease liability equal to our obligation to make lease payments arising from a lease measured on a discounted basis. Also, the revised guidance will require additional qualitative and quantitative footnote disclosures in our consolidated financial statements. This guidance will be effective in the First Quarter of Fiscal 2019 with early adoption permitted. The guidance requires the use of the modified retrospective transition approach, which includes a number of optional practical expedients that companies may elect to apply. In March 2018, the FASB approved a new, optional transition method that will provide companies the option to use the effective date as the date of initial application on transition.
We are in the process of evaluating the potential impact of the revised lease accounting guidance on our consolidated balance sheet, statement of operations and statement of cash flows, as well as our systems, processes and controls. This plan includes assessing lease arrangements, evaluating practical expedient and policy elections, implementing software to meet the accounting and reporting requirements of the guidance and identifying changes to our business processes and controls to support the adoption of the revised guidance. Considering the magnitude of our existing operating leases to our business operations, we anticipate that the new lease guidance will have a significant impact on our consolidated balance sheet by requiring the recognition of a significant amount of lease-related right of use assets and liabilities. While we are still evaluating the potential impact of the revised guidance, we do not anticipate the adoption of the guidance will have a material impact on our consolidated statement of operations and statement of cash flows.
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
Tommy Bahama, Lilly Pulitzer and Southern Tide each design, source, market and distribute apparel and related products bearing their respective trademarks and license their trademarks for other product categories, while Lanier Apparel designs, sources and distributes branded and private label men's tailored clothing, sportswear and other products. Corporate and Other is a reconciling category for reporting purposes and includes our corporate offices, substantially all financing activities, elimination of inter-segment sales, LIFO accounting adjustments for inventory, other costs that are not allocated to the operating groups and operations of our other businesses which are not included in our operating groups. Corporate and Other includes the operations of our Lyons, Georgia distribution center and The Beaufort Bonnet Company, which we refer to as TBBC, which we acquired in December 2017. Our LIFO inventory pool does not correspond to our operating group definitions; therefore, LIFO inventory accounting adjustments are not allocated to our operating groups. For a more extensive description of our operating groups, see Part I, Item 1. Business included in our Annual Report on Form 10-K for Fiscal 2017. The table below presents certain financial information (in thousands) about our operating groups, as well as Corporate and Other.

	First Quarter Fiscal 2018	First Quarter Fiscal 2017
Net sales
Tommy Bahama	$167,132	$172,496
Lilly Pulitzer	68,627	63,343
Lanier Apparel	19,909	23,356
Southern Tide	13,472	12,642
Corporate and Other	3,488	526
Total net sales	$272,628	$272,363
Depreciation and amortization
Tommy Bahama	$7,066	$7,574
Lilly Pulitzer	2,479	1,995
Lanier Apparel	141	148
Southern Tide	125	106
Corporate and Other	315	367
Total depreciation and amortization	$10,126	$10,190
Operating income (loss)
Tommy Bahama	$14,303	$16,038
Lilly Pulitzer	15,826	17,687
Lanier Apparel	362	858
Southern Tide	2,487	2,104
Corporate and Other	(4,605)	(6,728)
Total operating income	$28,373	$29,959
Interest expense, net	781	930
Earnings before income taxes	$27,592	$29,029

3.     Accumulated Other Comprehensive Loss: Substantially all amounts included in accumulated other comprehensive loss in our consolidated balance sheets, as well as any related changes, for each period presented, reflect the net foreign currency translation adjustment related to our Tommy Bahama operations in Canada, Japan and Australia. No amounts of accumulated other comprehensive loss were reclassified to our consolidated statements of operations during any period presented.

4.     Income Taxes: U.S. Tax Reform, as enacted on December 22, 2017, made significant changes in the taxation of our domestic and foreign earnings. The federal corporate tax rate was lowered from 35% to 21% effective January 1, 2018, resulting in a blended federal rate applicable to our fiscal year ended February 3, 2018 to reflect the weighted average of the rate applicable to the period prior to the effective date and the period on and after the effective date. The change in the federal corporate tax rate also required revaluation of our deferred tax assets and liabilities to reflect the enacted rate at which we expect those differences to reverse. U.S. Tax Reform moved the U.S. to a territorial taxation system under which the earnings of foreign subsidiaries will generally not be subject to U.S. federal income tax upon distribution and imposed a one-time transition tax on the amount of previously untaxed earnings of those foreign subsidiaries measured as of November 2, 2017 or December 31, 2017, whichever resulted in the greater taxable amount. Additional changes included the increase in bonus depreciation available for certain assets acquired after September 27, 2017 and limitations on the deduction for certain expenses, including executive compensation and interest incurred in taxable years beginning on or after January 1, 2018. New taxes were imposed related to foreign income including, for years beginning after December 31, 2017, a tax on global intangible low-taxed income (“GILTI”), disallowance of deductions for certain payments (the base erosion anti-abuse tax, or “BEAT”) and new deductions enacted for certain foreign-derived intangible income (“FDII”).
The SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides us with up to one year to finalize accounting for the impacts of U.S. Tax Reform. Since our initial accounting for U.S Tax Reform impact is incomplete, we may include provisional amounts when reasonable estimates can be made or continue to apply the prior tax law if a reasonable estimate cannot be made. In accordance with SAB 118, as of May 5, 2018 and February 3, 2018, we estimated provisional tax amounts related to our deferred income tax assets and liabilities, including the impacts of the change in the federal corporate tax rate, deductions for executive compensation, our indefinite reinvestment assertion, the transition tax, GILTI, BEAT and FDII. Also, as of May 5, 2018 and February 3, 2018, we have not yet elected an accounting policy related to how we will account for GILTI and therefore have not provided any deferred tax impacts of GILTI in our consolidated financial statements. Further, as of May 5, 2018 and February 3, 2018, we continue to assert that our investments in foreign subsidiaries and related earnings are permanently reinvested outside of the United States on a provisional basis, and thus we have not recorded any deferred tax liabilities related to these investments and earnings.

As a result of the provisional revaluation impact on our deferred taxes and certain other items related to U.S. Tax Reform, we recognized a reduction in tax expense of $11.5 million in our Fiscal 2017 statement of operations. During the First Quarter of Fiscal 2018, we did not recognize any measurement period adjustments to the provisional amounts recognized during Fiscal 2017. We are still finalizing our calculations related to the impact of U.S. Tax Reform. In accordance with SAB 118, we are required to finalize our accounting for the impacts of U.S. Tax Reform during Fiscal 2018.

The effective tax rate for the First Quarter of Fiscal 2018 decreased from the First Quarter of Fiscal 2017, primarily due to the lower federal corporate tax rate resulting from U.S. Tax Reform. Our effective tax rate for the full year of Fiscal 2018 is expected to be approximately 26%, which includes the U.S. federal statutory rate of 21% and state income taxes, net of the related federal income tax benefit; the rate differential related to foreign operations; valuation allowances against operating losses and other carryforwards; the excess tax benefit related to restricted stock vesting; and any other items impacting the effective tax rate. In addition to the typical items that may result in an effective tax rate that differs from our expectations, the effective rate for Fiscal 2018 may vary from 26% as a result of adjustments to the provisional amounts recognized for U.S. Tax Reform as discussed above. The final impact of U.S. Tax Reform may differ from our provisional amounts recognized in Fiscal 2017 due to, among other things, additional regulatory guidance that may be issued, us obtaining additional information to refine our estimated tax amounts and changes in current interpretations and assumptions.

5.     Accounting Standards Adopted in Fiscal 2018:

Revenue Recognition for Contracts with Customers

In May 2014, the FASB issued guidance which provided a single, comprehensive accounting model for revenue arising from contracts with customers. This guidance was revised and clarified through supplemental adoption guidance subsequent to May 2014. This new revenue recognition guidance superseded most of the prior revenue recognition guidance, which specified that revenue should be recognized when risks and rewards transfer to a customer. Under the new guidance, revenue is recognized at an amount that reflects the consideration expected to be received for those goods and services pursuant to a five-step approach: (1) identify the contracts with the customer; (2) identify the separate performance obligations in the contracts; (3) determine the transaction price; (4) allocate the transaction price to separate performance obligations; and (5) recognize revenue when, or as, each performance obligation is satisfied. The new guidance also requires additional disclosures about the nature, timing and uncertainty of revenue and cash flow arising from customer contracts, including significant judgments and changes in judgments.

We adopted the revised revenue recognition guidance as of the first day of the First Quarter of Fiscal 2018 using the modified retrospective method, applying the guidance only to contracts that were not completed prior to Fiscal 2018. We have implemented this guidance for all contracts at the effective date. There was no adjustment for the cumulative effect of applying the guidance to retained earnings upon adoption. We have changed our accounting policies and practices and designed and implemented specific controls over our evaluation of the impact of the new guidance, including disclosure requirements and the collection of relevant data for the reporting process.
Our revenue streams consist of direct to consumer sales, including retail store, e-commerce and restaurant operations, and wholesale sales, as well as royalty income, which is included in royalties and other income in our consolidated statements of operations. The table below quantifies the amount of net sales by distribution channel (in thousands) and as a percentage of net sales.

	First Quarter of Fiscal 2018		First Quarter of Fiscal 2017
Retail	$107,735	40%	$102,663	38%
E-commerce	44,522	16%	35,673	13%
Restaurant	25,293	9%	23,409	9%
Wholesale	94,376	35%	109,850	40%
Other	702	—%	768	—%
Net sales	$272,628	100%	$272,363	100%

The tables below provide net sales by operating group (in thousands) and the percentage of net sales by distribution channel for each operating group.

	First Quarter of Fiscal 2018
	Net Sales	Retail	E-commerce	Restaurant	Wholesale	Other
Tommy Bahama	$167,132	46%	15%	15%	24%	—%
Lilly Pulitzer	68,627	44%	24%	—%	32%	—%
Lanier Apparel	19,909	—%	—%	—%	100%	—%
Southern Tide	13,472	—%	12%	—%	88%	—%
Corporate and Other	3,488	—%	60%	—%	23%	17%

	First Quarter of Fiscal 2017
	Net Sales	Retail	E-commerce	Restaurant	Wholesale	Other
Tommy Bahama	$172,496	46%	12%	14%	28%	—%
Lilly Pulitzer	63,343	37%	20%	—%	43%	—%
Lanier Apparel	23,356	—%	—%	—%	100%	—%
Southern Tide	12,642	—%	12%	—%	88%	—%
Corporate and Other	526	—%	—%	—%	—%	100%
Revenue is recognized when performance obligations under the terms of the contracts with our customers are satisfied. Our performance obligation generally consists of delivering our products to our direct to consumer and wholesale customers. Control of the products is generally transferred upon providing the products to consumers in our brick and mortar retail stores and restaurants, upon physical delivery of the products to consumers in our e-commerce operations and upon shipment from the distribution center to customers in our wholesale operations. Once control is transferred to the customer, we have completed our performance obligations related to the contract. After completion of our performance obligation, we have an unconditional right to consideration as outlined in the contract. Our receivables resulting from contracts with customers in our direct to consumer operations are generally collected within a few days, upon settlement of the credit card transaction. Our receivables resulting from contracts with our customers in our wholesale operations are generally collected within one quarter, in accordance with established credit terms. All of our performance obligations under the terms of our contracts with customers in our direct to consumer and wholesale operations have an expected original duration of one year or less. Our revenue, including any freight income, is recognized net of applicable taxes in our consolidated statements of operations.
In our direct to consumer operations, consumers have certain rights to return products within a specified period and are eligible for certain point of sale discounts, thus retail store, e-commerce and restaurant revenues are recorded net of estimated returns and discounts, as applicable. The sales return allowance is recognized on a gross basis, with the recognition of a return liability for the estimated amount of sales that would be returned and a return asset for the right to recover the goods returned by the customer, measured at the previous carrying amounts of the goods. The value of inventory associated with right to recover the goods returned are included in prepaid expenses and other current assets in our consolidated balance sheet as of May 5, 2018, whereas in all prior periods those amounts were included in inventories. The changes in the return liability are recognized in net sales in our consolidated statements of operations and the changes in the return asset are recognized in cost of goods sold in our consolidated statements of operations for all periods presented.
In the ordinary course in certain of our wholesale operations, we offer discounts, allowances and cooperative advertising support to our wholesale customers. Certain of these arrangements are written agreements, while others may be implied by customary practices or expectations in the industry. Wholesale sales are recorded net of such discounts, allowances and cooperative advertising support for our customers, operational chargebacks and provisions for estimated wholesale returns. As certain allowances, other deductions and returns are not finalized until the end of a season, program or other event which may not have occurred yet, we estimate such discounts, allowances and returns on an ongoing basis to estimate the consideration from the customer that we expect to ultimately receive. In accordance with the new revenue recognition guidance, we only recognize revenue to the extent that it is probable that we will not recognize a significant reversal of revenue when the uncertainties related to the variability are ultimately resolved. Significant considerations in determining our estimates for discounts, allowances, operational chargebacks and returns for wholesale customers may include historical and current trends, agreements with customers, projected seasonal results, an evaluation of current economic conditions, specific program or product expectations and retailer performance. We record the discounts, returns and allowances as a reduction to net sales in our consolidated statements of operations and as a reduction to receivables, net in our consolidated balance sheets, with the estimated value of inventory expected to be returned in prepaid expenses and other current assets in our consolidated balance sheets as of May 5, 2018. As of May 5, 2018, February 3, 2018 and April 29, 2017, reserve balances recorded as a reduction to receivables related to these items were $6 million, $7 million and $9 million, respectively.
In addition to trade and other receivables, an income tax receivable of $5 million is included in receivables, net in our consolidated balance sheet as of both May 5, 2018 and February 3, 2018, with no material income tax receivable as of April 29, 2017. Substantially all other amounts recognized in receivables, net as of those dates represent receivables related to contracts with customers. As of May 5, 2018, prepaid expenses and other current assets includes $3 million representing the estimate of the value of inventory for wholesale and direct to consumer sales returns, which would have been recognized in inventories pursuant to the previous guidance, while the estimated sales returns amount of $5 million for expected direct to consumer returns is classified in other accrued expenses and liabilities in our consolidated balance sheet as of May 5, 2018. We do not have any significant contract assets related to contracts with customers, other than receivables and the value of inventory associated with reserves for expected sales returns, as of May 5, 2018, February 3, 2018 or April 29, 2017. In addition to our estimated return amounts, our contract liabilities related to contracts with customers include gift cards and merchandise credits issued by us, which do not have an expiration date, but are redeemable on demand by the holder of the card. Substantially all gift cards and merchandise credits are redeemed within one year of issuance.
Gift cards and merchandise credits are recorded as a liability until our performance obligation is satisfied, which occurs when redeemed by the consumer, at which point revenue is recognized. However, we recognize breakage income for gift cards and merchandise credits using the redemption recognition method, subject to applicable laws in certain states. Contract liabilities for gift cards purchased by consumers and merchandise credits received by customers but not yet redeemed, less any breakage income recognized to date, is included in other accrued expenses and liabilities in our consolidated balance sheets and totaled $10 million, $10 million and $9 million as of May 5, 2018, February 3, 2018, and April 29, 2017, respectively. Gift card breakage, which was not material in any period presented, is included in net sales in our consolidated statements of operations.
Royalties from the license of our owned brands, which are generally based on the greater of a percentage of the licensee's actual net sales or a contractually determined minimum royalty amount, are recognized over time based upon the guaranteed minimum levels and adjusted as sales data, or estimates thereof, is received from licensees. Royalty income represents substantially all of the amounts included in royalties and other operating income in our consolidated statements of operations.
We have made the following accounting policy elections and practical expedients related to the new revenue recognition guidance:
•We exclude any taxes collected from customers that are remitted to taxing authorities from net sales;
•We deem charges incurred by us before and after the customer obtains control of goods, as applicable, as fulfillment costs;
•As customer payment terms are less than one year from the transfer of goods, we do not adjust receivable amounts for the effects of time value of money; and
•We utilize the portfolio approach when multiple contracts or performance obligations are involved in the determination of revenue recognition.
We do not believe the use of any practical expedients utilized by us had a material impact on our financial statements upon our adoption of the revised guidance.
Deferred income taxes for intra-entity asset transfers
In October 2016, the FASB issued guidance on the recognition of current and deferred income taxes for intra-entity asset transfers. The revised guidance requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset (other than inventory) when the transfer occurs. We adopted this guidance in the First Quarter of Fiscal 2018, resulting in a $0.1 million reduction to retained earnings as of February 4, 2018 and no impact on net earnings for any period presented.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and the notes to the unaudited condensed consolidated financial statements contained in this report and the consolidated financial statements, notes to consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for Fiscal 2017.

OVERVIEW

We are a global apparel company that designs, sources, markets and distributes products bearing the trademarks of our Tommy Bahama, Lilly Pulitzer and Southern Tide lifestyle brands, other owned brands and licensed brands as well as private label apparel products. During Fiscal 2017, 92% of our net sales were from products bearing brands that we own, and 66% of our net sales were through our direct to consumer channels of distribution. In Fiscal 2017, 97% of our consolidated net sales were to customers located in the United States, with the sales outside the United States consisting primarily of our Tommy Bahama sales in Canada and the Asia-Pacific region.
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
Our ability to compete successfully in styling and marketing is directly related to our proficiency in foreseeing changes and trends in fashion and consumer preference and presenting appealing products for consumers.  Our design-led, commercially informed lifestyle brand operations strive to provide exciting, differentiated products each season.
To further strengthen each lifestyle brand's connections with consumers, we directly communicate with consumers through digital and print media on a regular basis.  We believe our ability to effectively communicate the images, lifestyle and products of our brands and create an emotional connection with consumers is critical to the success of our brands. Our advertising for our brands often attempts to convey the lifestyle of the brand as well as a specific product.
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

Specifically, we believe our lifestyle brands have opportunities for long-term growth in our direct to consumer businesses. We anticipate increased sales in our e-commerce operations, which are expected to grow at a faster rate than bricks and mortar comparable store sales. We also believe growth can be achieved through prudent expansion of bricks and mortar full-price retail store operations and modest comparable full-price retail store sales increases. Despite the changes in the retail environment, we expect there will continue to be desirable locations for additional stores.

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
Important factors relating to certain risks, many of which are beyond our ability to control or predict, which could impact our business are described in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for Fiscal 2017.
The following table sets forth our consolidated operating results from continuing operations (in thousands, except per share amounts) for the First Quarter of Fiscal 2018 compared to the First Quarter of Fiscal 2017:

	First Quarter Fiscal 2018	First Quarter Fiscal 2017
Net sales	$272,628	$272,363
Operating income	$28,373	$29,959
Net earnings	$20,567	$17,197
Net earnings per diluted share	$1.23	$1.03

The higher net earnings per diluted share in the First Quarter of Fiscal 2018 was primarily due to (1) the lower effective tax rate resulting from U.S. Tax Reform as discussed in Note 4, (2) the improved operating results in Corporate and Other, including the favorable impact of LIFO accounting, and (3) the increased operating income in Southern Tide. These items were partially offset by lower operating income in Lilly Pulitzer, Tommy Bahama and Lanier Apparel primarily due to lower wholesale sales in each of these operating groups as well as higher SG&A in Tommy Bahama and Lilly Pulitzer. Changes in operating results by group are discussed below.

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

For purposes of our disclosures, we consider a comparable store to be, in addition to our e-commerce sites, a physical full-price retail store that was owned and open as of the beginning of the prior fiscal year and which did not have during the relevant periods, and is not within the current fiscal year scheduled to have, (1) a remodel or other event resulting in the store being closed for an extended period of time (which we define as a period of two weeks or longer), (2) a greater than 15% change in the size of the retail space due to expansion, reduction or relocation to a new retail space, (3) a relocation to a new space that was significantly different from the prior retail space, or (4) a closing or opening of a Tommy Bahama restaurant adjacent to the full-price retail store. For those stores which are excluded from comparable stores based on the preceding sentence, the stores continue to be excluded from comparable store sales until the criteria for a new store is met subsequent to the remodel, relocation or restaurant closing or opening, or other event. A store that is remodeled will generally continue to be included in our comparable store sales metrics as a store is not typically closed for longer than a two-week period during a remodel; however, in some cases a store may be closed for more than two weeks during a remodel. A store that is relocated generally will not be included in our comparable store sales metrics until that store has been open in the relocated space for the entirety of the prior fiscal year because the size or other characteristics of the store typically change significantly from the prior location. Additionally, any stores that were closed during the prior fiscal year or current fiscal year, or which we expect to close or vacate in the current fiscal year, are excluded from the definition of comparable store sales.

Because Fiscal 2017 had 53 weeks, each fiscal quarter in Fiscal 2018 starts and ends one calendar week later than in Fiscal 2017 (e.g., the First Quarter of Fiscal 2018 is the period from February 4, 2018 to May 5, 2018, inclusive, while the First Quarter of Fiscal 2017 is the period from January 29, 2017 to April 29, 2017, inclusive). Due to the significant seasonality of our direct to consumer sales, particularly during the first and second fiscal quarters each year, as well as the timing of our merchandising and marketing initiatives, the one-week shift may significantly impact our comparable store sales if presented on a fiscal period basis. To provide a more accurate assessment of our Fiscal 2018 comparable store productivity, we are presenting our Fiscal 2018 comparable store sales on a calendar-adjusted basis by comparing the Fiscal 2018 period to the comparable calendar period in the preceding year, rather than the comparable fiscal period in the preceding year. By way of example, our First Quarter of Fiscal 2018 comparable store sales presentation compares the First Quarter of Fiscal 2018 to the 13-week period ended May 6, 2017. Except as otherwise specified, all references to comparable store sales during Fiscal 2018 contained in this report refer to the calendar-adjusted comparable store sales as opposed to the fiscal period comparable store sales.

Definitions and calculations of comparable store sales differ among retail companies, and therefore comparable store sales metrics disclosed by us may not be comparable to the metrics disclosed by other companies.

STORE COUNT

The table below provides store count information for Tommy Bahama and Lilly Pulitzer as of the dates specified.

	May 5, 2018	February 3, 2018	April 29, 2017	January 28, 2017
Tommy Bahama Full-Price Retail Stores	111	110	112	111
Tommy Bahama Retail-Restaurant Locations	18	18	17	17
Tommy Bahama Outlet Stores	38	38	40	40
Total Tommy Bahama Retail Locations	167	166	169	168

Lilly Pulitzer Full-Price Retail Stores	59	57	41	40

Total Oxford Retail Locations	226	223	210	208

RESULTS OF OPERATIONS

FIRST QUARTER OF FISCAL 2018 COMPARED TO FIRST QUARTER OF FISCAL 2017

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

	First Quarter Fiscal 2018		First Quarter Fiscal 2017		$ Change	% Change
Net sales	$272,628	100.0%	$272,363	100.0%	$265	0.1%
Cost of goods sold	108,482	39.8%	112,953	41.5%	(4,471)	(4.0)%
Gross profit	$164,146	60.2%	$159,410	58.5%	$4,736	3.0%
SG&A	139,720	51.2%	133,191	48.9%	6,529	4.9%
Royalties and other operating income	3,947	1.4%	3,740	1.4%	207	5.5%
Operating income	$28,373	10.4%	$29,959	11.0%	$(1,586)	(5.3)%
Interest expense, net	781	0.3%	930	0.3%	(149)	(16.0)%
Earnings before income taxes	$27,592	10.1%	$29,029	10.7%	$(1,437)	(5.0)%
Income taxes	7,025	2.6%	11,832	4.3%	(4,807)	(40.6)%
Net earnings	$20,567	7.5%	$17,197	6.3%	$3,370	19.6%

The discussion and tables below compare certain line items included in our statements of operations for the First Quarter of Fiscal 2018 to the First Quarter of Fiscal 2017. Each dollar and percentage change provided reflects the change between these fiscal periods unless indicated otherwise. Each dollar and share amount included in the tables is in thousands except for per share amounts. Individual line items of our consolidated statements of operations may not be directly comparable to those of our competitors, as classification of certain expenses may vary by company. Unless otherwise indicated, all references to assets, liabilities, revenues, expenses or other information in this report reflect continuing operations.

Net Sales

	First Quarter Fiscal 2018	First Quarter Fiscal 2017	$ Change	% Change
Tommy Bahama	$167,132	$172,496	$(5,364)	(3.1)%
Lilly Pulitzer	68,627	63,343	5,284	8.3%
Lanier Apparel	19,909	23,356	(3,447)	(14.8)%
Southern Tide	13,472	12,642	830	6.6%
Corporate and Other	3,488	526	2,962	NM
Total net sales	$272,628	$272,363	$265	0.1%

Consolidated net sales increased $0.3 million, or 0.1%, in the First Quarter of Fiscal 2018 compared to the First Quarter of Fiscal 2017. The increase in consolidated net sales includes (1) a $7 million increase in direct to consumer sales at comparable stores resulting from the calendar shift in Fiscal 2018, (2) an incremental net sales increase of $7 million associated with the operation of non-comp full-price retail stores in Lilly Pulitzer and Tommy Bahama as well as the operation of an e-commerce website by The Beaufort Bonnet Company, which we refer to as TBBC,which is a business we acquired in the Fourth Quarter of Fiscal 2017, (3) a $2 million increase in restaurant sales in Tommy Bahama and (4) a $1 million, or 1%, calendar-adjusted comparable store sales increase from $120 million in the 13-week period ended May 6, 2017 to $122 million in the First Quarter of Fiscal 2018, driven by positive e-commerce comparable store sales in both Tommy Bahama and Lilly Pulitzer. These increases in consolidated net sales were partially offset by (1) a $15 million decrease in wholesale sales, consisting of decreases in Tommy Bahama, Lilly Pulitzer and Lanier Apparel, and (2) a $2 million decrease in net sales through our off-price direct to consumer clearance channels in Tommy Bahama. By way of comparison, on a fiscal period basis, consolidated comparable store sales increased 8% in the First Quarter of Fiscal 2018 relative to the First Quarter of Fiscal 2017. The changes in net sales by operating group are discussed below.

The following table presents the proportion of our consolidated net sales by distribution channel for each period presented:

	First Quarter Fiscal 2018	First Quarter Fiscal 2017
Full-price retail stores and outlets	40%	38%
E-commerce	16%	13%
Restaurant	9%	9%
Wholesale	35%	40%
Total	100%	100%

Tommy Bahama:

The Tommy Bahama net sales decrease of $5 million, or 3.1%, was primarily driven by (1) a $9 million decrease in wholesale sales, including decreases in full-price wholesale sales as Tommy Bahama continues to manage its exposure to department stores by reducing department store door count and off-price wholesale sales as Tommy Bahama disposed of a more significant amount of aged inventory in the First Quarter of Fiscal 2017, (2) a $2 million decrease in off-price direct to consumer sales, reflecting lower sales in outlet stores including decreases in existing stores and the closure of certain outlet stores, (3) a $1 million, or 1%, decrease in calendar-adjusted comparable store sales from $85 million in the 13-week period ended May 6, 2017 to $84 million in the First Quarter of Fiscal 2018, reflecting the impact of a cool, wet spring in much of the United States, which offset the positive e-commerce comparable store sales, and (4) a $1 million decrease in non-comp full-price retail stores due to certain retail store closures in the twelve months ended May 5, 2018. These decreases were partially offset by (1) a $5 million increase in direct to consumer sales at comparable stores resulting from the calendar shift in Fiscal 2018 and (2) a $2 million increase in restaurant sales resulting from increased sales at existing restaurants as well as sales at a new restaurant location in Plano, Texas which opened in the Third Quarter of Fiscal 2017. By way of comparison, on a fiscal period basis, Tommy Bahama comparable store sales increased 5% in the First Quarter of Fiscal 2018 relative to the First Quarter of Fiscal 2017. The following table presents the proportion of net sales by distribution channel for Tommy Bahama for each period presented:

	First Quarter Fiscal 2018	First Quarter Fiscal 2017
Full-price retail stores and outlets	46%	46%
E-commerce	15%	12%
Restaurant	15%	14%
Wholesale	24%	28%
Total	100%	100%

Lilly Pulitzer:

The Lilly Pulitzer net sales increase of $5 million, or 8.3%, was primarily a result of (1) an incremental net sales increase of $5 million associated with the operation of non-comp full-price retail stores, including stores opened by Lilly Pulitzer and the 12 Signature Stores acquired in Fiscal 2017, (2) a $3 million increase in direct to consumer sales at comparable stores resulting from the calendar shift in Fiscal 2018 and (3) a $2 million, or 7%, increase in calendar-adjusted comparable store sales from $34 million in the 13-week period ended May 6, 2017 to $36 million in the First Quarter of Fiscal 2018, with increases in both e-commerce and retail store comparable store sales. These increases were partially offset by a $5 million decrease in wholesale sales, reflecting Lilly Pulitzer's efforts to manage its exposure to department stores and the First Quarter of Fiscal 2018 not including any wholesale sales to the Signature Stores acquired in Fiscal 2017. By way of comparison, on a fiscal period basis, Lilly Pulitzer comparable store sales increased 16% in the First Quarter of Fiscal 2018 relative to the First Quarter of Fiscal 2017. The following table presents the proportion of net sales by distribution channel for Lilly Pulitzer for each period presented:

	First Quarter Fiscal 2018	First Quarter Fiscal 2017
Full-price retail stores	44%	37%
E-commerce	24%	20%
Wholesale	32%	43%
Total	100%	100%

Lanier Apparel:

The decrease in net sales for Lanier Apparel of $3 million, or 14.8%, was due to decreased sales in various programs resulting from lower volume and the exit from certain programs and customers, including the impact of a customer who filed for bankruptcy. These sales reductions were partially offset by higher sales in other programs, including initial shipments for certain programs.

Southern Tide:

The increase in net sales for Southern Tide of $1 million, or 6.6%, was due to increased wholesale sales, primarily driven by initial sales to recently opened Signature Stores, and higher e-commerce sales. The following table presents the proportion of net sales by distribution channel for Southern Tide for each period presented:

	First Quarter Fiscal 2018	First Quarter Fiscal 2017
E-commerce	12%	12%
Wholesale	88%	88%
Total	100%	100%

Corporate and Other:

Corporate and Other net sales primarily consist of the net sales of TBBC, which include e-commerce and wholesale operations, and our Lyons, Georgia distribution center operations. The increase in net sales was primarily due to the December 2017 acquisition of TBBC.

Gross Profit

The table below presents gross profit by operating group and in total for the First Quarter of Fiscal 2018 and the First Quarter of Fiscal 2017, as well as the change between those two periods. Our gross profit and gross margin, which is calculated as gross profit divided by net sales, may not be directly comparable to those of our competitors, as the statement of operations classification of certain expenses may vary by company.

	First Quarter Fiscal 2018	First Quarter Fiscal 2017	$ Change	% Change
Tommy Bahama	$104,290	$105,157	$(867)	(0.8)%
Lilly Pulitzer	45,505	42,137	3,368	8.0%
Lanier Apparel	5,968	7,013	(1,045)	(14.9)%
Southern Tide	6,737	6,497	240	3.7%
Corporate and Other	1,646	(1,394)	3,040	NM
Total gross profit	$164,146	$159,410	$4,736	3.0%
LIFO charge included in Corporate and Other	$287	$1,707
Inventory step-up charges for TBBC included in Corporate and Other	$157	$—

The increase in consolidated gross profit was due to a higher gross margin primarily resulting from a change in sales mix with direct to consumer sales representing a greater proportion of sales in the First Quarter of Fiscal 2018 and the net favorable impact of LIFO accounting. Changes in gross margin by operating group are discussed below. The table below presents gross margin by operating group and in total for the First Quarter of Fiscal 2018 and the First Quarter of Fiscal 2017.

	First Quarter Fiscal 2018	First Quarter Fiscal 2017
Tommy Bahama	62.4%	61.0%
Lilly Pulitzer	66.3%	66.5%
Lanier Apparel	30.0%	30.0%
Southern Tide	50.0%	51.4%
Corporate and Other	NM	NM
Consolidated gross margin	60.2%	58.5%

On a consolidated basis, the increase in gross margin in the First Quarter of Fiscal 2018 was primarily due to (1) the improved gross margin in Tommy Bahama, (2) a change in sales mix as direct to consumer sales represented a greater proportion of sales due to the decrease in consolidated wholesale sales, and (3) the net favorable impact of LIFO accounting,

Tommy Bahama:

The increase in gross margin for Tommy Bahama in the First Quarter of Fiscal 2018 primarily resulted from (1) a change in sales mix as full-price direct to consumer sales represented a greater proportion of sales, while full-price and off-price wholesale sales and off-price direct to consumer sales represented a lower proportion of sales in the First Quarter of Fiscal 2018, and (2) improved gross margins in our off-price direct to consumer business.

Lilly Pulitzer:

The decrease in gross margin for Lilly Pulitzer was driven by lower gross margins in the direct to consumer business as more sales resulted from gift with purchase promotion events and in-store end of season sales as well as increased freight for e-commerce sales and lower gross margin in the wholesale business reflecting a greater proportion of off-price sales in the First Quarter of Fiscal 2018. These items were partially offset by a change in sales mix as direct to consumer sales represented a larger proportion of Lilly Pulitzer sales in the First Quarter of Fiscal 2018.

Lanier Apparel:

Gross margin for Lanier Apparel was comparable for the First Quarter of Fiscal 2018 and the First Quarter of Fiscal 2017 as the unfavorable changes in sales mix towards lower gross margin programs and lower sales prices on certain existing programs were offset by the lower margin support and other allowances recognized in the First Quarter of Fiscal 2018 than the First Quarter of Fiscal 2017.

Southern Tide:

The decrease in gross margin for Southern Tide in the First Quarter of Fiscal 2018 was primarily due to lower gross margin on off-price sales and increased cooperative advertising and gift with purchase amounts.

Corporate and Other:

The gross profit in Corporate and Other primarily reflects (1) the gross profit of TBBC, (2) the gross profit of our Lyons, Georgia distribution center for sales to third parties and (3) the impact of LIFO accounting adjustments. The primary driver for the improved gross profit was (1) the net favorable impact of LIFO accounting in the First Quarter of Fiscal 2018 compared to the First Quarter of Fiscal 2017 and (2) the First Quarter of Fiscal 2018 including the gross profit of TBBC. The LIFO accounting charge in Corporate and Other in each period primarily reflects the sale of inventory that had been marked down to the estimated net realizable value in prior periods in an operating group, but generally reversed in Corporate and Other as part of LIFO accounting.

SG&A

	First Quarter Fiscal 2018	First Quarter Fiscal 2017	$ Change	% Change
SG&A	$139,720	$133,191	$6,529	4.9%
SG&A as % of net sales	51.2%	48.9%
Amortization of Tommy Bahama Canadian intangible assets	$385	$370
Amortization of Lilly Pulitzer Signature Store intangible assets	$95	$—
Amortization of Southern Tide intangible assets	$72	$72

The increase in SG&A was primarily due to (1) increased advertising expense of $3 million, with much of the increased expenses focused on consumer acquisition initiatives, (2) $2 million of incremental costs in the First Quarter of Fiscal 2018 associated with additional retail stores and restaurants and (3) $1 million of incremental SG&A associated with TBBC. These increased SG&A costs were partially offset by $1 million of lower incentive compensation amounts.

Royalties and other operating income

	First Quarter Fiscal 2018	First Quarter Fiscal 2017	$ Change	% Change
Royalties and other operating income	$3,947	$3,740	$207	5.5%

Royalties and other operating income in the First Quarter of Fiscal 2018 primarily reflects income received from third parties from the licensing of our Tommy Bahama, Lilly Pulitzer and Southern Tide brands.

Operating income (loss)

	First Quarter Fiscal 2018	First Quarter Fiscal 2017	$ Change	% Change
Tommy Bahama	$14,303	$16,038	$(1,735)	(10.8)%
Lilly Pulitzer	15,826	17,687	(1,861)	(10.5)%
Lanier Apparel	362	858	(496)	(57.8)%
Southern Tide	2,487	2,104	383	18.2%
Corporate and Other	(4,605)	(6,728)	2,123	31.6%
Total operating income	$28,373	$29,959	$(1,586)	(5.3)%
LIFO charge included in Corporate and Other	$287	$1,707
Inventory step-up charges for TBBC included in Corporate and Other	$157	$—
Amortization of Tommy Bahama Canadian intangible assets	$385	$370
Amortization of Lilly Pulitzer Signature Store intangible assets	$95	$—
Amortization of Southern Tide intangible assets	$72	$72

The decrease in operating income in the First Quarter of Fiscal 2018 was primarily due to lower operating income in Lilly Pulitzer, Tommy Bahama and Lanier Apparel, reflecting lower wholesale sales in each of these operating groups as well as higher SG&A in Tommy Bahama and Lilly Pulitzer. These items were partially offset by improved operating results in Corporate and Other, including the net favorable impact of LIFO accounting, and increased operating income in Southern Tide. Changes in operating income (loss) by operating group are discussed below.

Tommy Bahama:

	First Quarter Fiscal 2018	First Quarter Fiscal 2017	$ Change	% Change
Net sales	$167,132	$172,496	$(5,364)	(3.1)%
Gross margin	62.4%	61.0%
Operating income	$14,303	$16,038	$(1,735)	(10.8)%
Operating income as % of net sales	8.6%	9.3%
Amortization of Tommy Bahama Canadian intangible assets	$385	$370

The lower operating income for Tommy Bahama was primarily due to lower sales and higher SG&A, partially offset by improved gross margins. The higher SG&A for the First Quarter of Fiscal 2018 was primarily due to $2 million of increased advertising expense, with much of the increased expenses focused on consumer acquisition initiatives, partially offset by $1 million of lower incentive compensation amounts.

Lilly Pulitzer:

	First Quarter Fiscal 2018	First Quarter Fiscal 2017	$ Change	% Change
Net sales	$68,627	$63,343	$5,284	8.3%
Gross margin	66.3%	66.5%
Operating income	$15,826	$17,687	$(1,861)	(10.5)%
Operating income as % of net sales	23.1%	27.9%
Amortization of Lilly Pulitzer Signature Store intangible assets	$95	$—

The lower operating income in Lilly Pulitzer was primarily due to higher SG&A, which exceeded the gross margin impact of the higher sales. The higher SG&A for the First Quarter of Fiscal 2018 includes (1) $2 million of incremental SG&A associated with the cost of operating additional retail stores, including the 12 Signature Stores acquired in Fiscal 2017, (2) $1 million of increased advertising expense and (3) SG&A increases to support the planned growth of the business, including additional employee headcount.

Lanier Apparel:

	First Quarter Fiscal 2018	First Quarter Fiscal 2017	$ Change	% Change
Net sales	$19,909	$23,356	$(3,447)	(14.8)%
Gross margin	30.0%	30.0%
Operating income	$362	$858	$(496)	(57.8)%
Operating income as % of net sales	1.8%	3.7%

The decrease in operating income for Lanier Apparel was primarily due to the lower sales partially offset by lower SG&A. The SG&A decrease was primarily due to lower sales-related variable expenses, including royalties and advertising.

Southern Tide:

	First Quarter Fiscal 2018	First Quarter Fiscal 2017	$ Change	% Change
Net sales	$13,472	$12,642	$830	6.6%
Gross margin	50.0%	51.4%
Operating income	$2,487	$2,104	$383	18.2%
Operating income as % of net sales	18.5%	16.6%
Amortization of Southern Tide intangible assets	$72	$72

The increase in operating income for Southern Tide in the First Quarter of Fiscal 2018 was primarily due to the increased wholesale sales. Due to the seasonality of the Southern Tide business, the first quarter is typically the largest sales, operating income and operating margin quarter for the Southern Tide business.

Corporate and Other:

	First Quarter Fiscal 2018	First Quarter Fiscal 2017	$ Change	% Change
Net sales	$3,488	$526	$2,962	NM
Operating loss	$(4,605)	$(6,728)	$2,123	31.6%
LIFO charge included in Corporate and Other	$287	$1,707
Inventory step-up charges for TBBC included in Corporate and Other	$157	$—

The improved operating results in Corporate and Other in the First Quarter of Fiscal 2018 were primarily due to (1) the $1 million net favorable impact of LIFO accounting, (2) lower incentive compensation and other employment cost items and (3) the operating income of TBBC.

Interest expense, net

	First Quarter Fiscal 2018	First Quarter Fiscal 2017	$ Change	% Change
Interest expense, net	$781	$930	$(149)	(16.0)%

Interest expense decreased primarily due to lower average debt outstanding during the First Quarter of Fiscal 2018 partially offset by higher interest rates in the First Quarter of Fiscal 2018.

Income taxes

	First Quarter Fiscal 2018	First Quarter Fiscal 2017	$ Change	% Change
Income taxes	$7,025	$11,832	$(4,807)	(40.6)%
Effective tax rate	25.5%	40.8%

Income taxes in the First Quarter of Fiscal 2018 decreased from the First Quarter of Fiscal 2017 primarily due to the impact of U.S. Tax Reform. The impact of U.S. Tax Reform results in the income tax amounts and effective tax rates for Fiscal 2018 and Fiscal 2017 not being comparable. Additionally, income tax expense for the First Quarter of Fiscal 2017 includes the unfavorable impact of certain stock awards that vested during the quarter, while the First Quarter of Fiscal 2018 includes the favorable impact of certain stock awards that vested during the quarter.

Our effective tax rate for the full year of Fiscal 2018 is expected to be approximately 26%. In addition to the typical items that may result in an effective tax rate that differs from our expectations, the effective rate for Fiscal 2018 may vary from 26% as a result of adjustments to the provisional amounts recognized for U.S. Tax Reform, as discussed in Note 4. The final impact of U.S. Tax Reform may differ from our provisional amounts recognized in Fiscal 2017 due to additional regulatory guidance that may be issued, us obtaining additional information to refine our estimated tax amounts and changes in current interpretations and assumptions. Refer to Note 4 for additional information about income taxes.

Net earnings

	First Quarter Fiscal 2018	First Quarter Fiscal 2017
Net earnings	$20,567	$17,197
Net earnings per diluted share	$1.23	$1.03
Weighted average shares outstanding - diluted	16,769	16,695

The higher net earnings per diluted share in the First Quarter of Fiscal 2018 was primarily due to (1) the lower effective tax rate resulting from U.S. Tax Reform as discussed in Note 4, (2) the improved operating results in Corporate and Other, including the favorable impact of LIFO accounting, and (3) the increased operating income in Southern Tide. These items were partially offset by lower operating income in Lilly Pulitzer, Tommy Bahama and Lanier Apparel primarily due to lower wholesale sales in each of these operating groups as well as higher SG&A in Tommy Bahama and Lilly Pulitzer.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Our primary source of revenue and cash flow is through our design, sourcing, marketing and distribution of branded apparel products bearing the trademarks of our Tommy Bahama, Lilly Pulitzer and Southern Tide lifestyle brands, other owned and licensed brands, and private label apparel products. Our primary uses of cash flow include the purchase of products in the operation of our business from third party contract manufacturers outside of the United States, as well as operating expenses, including employee compensation and benefits, occupancy-related costs, marketing and advertising costs, distribution costs, other general and administrative expenses and the payment of periodic interest payments related to our financing arrangements.
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
As of May 5, 2018, we had $5 million of cash and cash equivalents on hand, with $72 million of borrowings outstanding and $211 million of availability under our U.S. Revolving Credit Agreement. We believe our balance sheet and anticipated future positive cash flow from operating activities provide sufficient cash flow to satisfy our ongoing cash requirements as well as ample opportunity to continue to invest in our brands and our direct to consumer initiatives.

Key Liquidity Measures

($ in thousands)	May 5, 2018	February 3, 2018	April 29, 2017	January 28, 2017
Total current assets	$250,272	$236,118	$236,982	$231,628
Total current liabilities	$111,189	$135,010	$119,309	$131,396
Working capital	$139,083	$101,108	$117,673	$100,232
Working capital ratio	2.25	1.75	1.99	1.76
Debt to total capital ratio	14%	10%	19%	20%

Our working capital ratio is calculated by dividing total current assets by total current liabilities, each including any assets or liabilities related to discontinued operations. Current assets increased from April 29, 2017 to May 5, 2018 primarily due to increases in prepaid expenses and inventories. Current liabilities decreased primarily due to lower accounts payable at May 5, 2018 compared to April 29, 2017. Changes in current assets and current liabilities are discussed below. For the ratio of debt to total capital, debt is defined as short-term and long-term debt, and total capital is defined as debt plus shareholders' equity. Debt was $72 million at May 5, 2018 and $93 million at April 29, 2017, while shareholders’ equity was $444 million at May 5, 2018 and $388 million at April 29, 2017. The decrease in debt since April 29, 2017 was primarily due to $98 million of cash flow from operations which was partially offset by $43 million of capital expenditures, the payment of $19 million of dividends and payments related to various acquisitions of $16 million. Shareholders' equity increased from April 29, 2017, primarily as a result of net earnings less dividends paid. Our debt levels and ratio of debt to total capital in future periods may not be comparable to historical amounts as we continue to assess, and possibly make changes to, our capital structure. Changes in our capital structure in the future, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Balance Sheet

The following tables set forth certain information included in our consolidated balance sheets (in thousands). Below each table are explanations for any significant changes in the balances from April 29, 2017 to May 5, 2018.

Current Assets:

	May 5, 2018	February 3, 2018	April 29, 2017	January 28, 2017
Cash and cash equivalents	$4,662	$6,343	$6,554	$6,332
Receivables, net	81,274	67,542	79,042	58,279
Inventories, net	132,342	126,812	127,061	142,175
Prepaid expenses and other current assets	31,994	35,421	24,325	24,842
Total current assets	$250,272	$236,118	$236,982	$231,628

Cash and cash equivalents as of May 5, 2018 and April 29, 2017 represent typical cash amounts maintained on an ongoing basis in our operations, which generally ranges from $5 million to $10 million at any given time. Any excess cash is generally used to repay amounts outstanding under our U.S. Revolving Credit Agreement. The increase in receivables, net as of May 5, 2018 was primarily due to a $5 million income tax receivable as of May 5, 2018 with no meaningful income tax receivable as of April 29, 2017, as well as higher credit card receivables, with these increases partially offset by lower wholesale trade receivables resulting from the lower wholesale sales in Tommy Bahama, Lilly Pulitzer and Lanier Apparel in the First Quarter of Fiscal 2017.

Inventories, net as of May 5, 2018 increased as a result of higher inventory levels in Lilly Pulitzer and Lanier Apparel, partially offset by lower inventory levels in Tommy Bahama, Southern Tide and Corporate and Other. The higher inventory in Lilly Pulitzer reflects planned sales increases in the Second Quarter of Fiscal 2018 as well as higher retail inventories related to the increased number of Lilly Pulitzer retail stores, while the higher inventory in Lanier Apparel reflects higher anticipated sales in the Second Quarter of Fiscal 2018 and a more typical inventory level for Lanier Apparel as the prior year inventories were impacted by the transition of certain replenishment and other programs. Inventories in Tommy Bahama and Southern Tide decreased primarily due to each operating group's continuing initiatives to focus on closely managing inventory purchases, reducing on-hand inventory levels and clearing prior season inventory more quickly. The decrease in Corporate and Other was primarily due to the impact of LIFO accounting including changes in the amounts of inventory markdowns requiring reversal as well as an increase in the LIFO accounting reserve in the Fourth Quarter of Fiscal 2017 due to the increase in the Producer Price Index, partially offset by the inventory of TBBC. We believe that inventory levels in each operating group are appropriate to support anticipated sales for the Second Quarter of Fiscal 2018.

Prepaid expenses and other current assets as of May 5, 2018 increased as a result of (1) higher prepaid advertising associated with our 2018 advertising campaigns and the timing of certain advertising payments, (2) reclassification of certain amounts from inventory to prepaid expenses and other current assets related to estimated inventory returns, in accordance with the new revenue recognition guidance using the modified retrospective method of transition, and (3) higher other prepaid operating expenses primarily related to information technology related maintenance, services and software licenses.

Non-current Assets:

	May 5, 2018	February 3, 2018	April 29, 2017	January 28, 2017
Property and equipment, net	$196,734	$193,533	$192,734	$193,931
Intangible assets, net	178,111	178,858	174,603	175,245
Goodwill	66,577	66,703	60,002	60,015
Other non-current assets, net	25,037	24,729	24,258	24,340
Total non-current assets	$466,459	$463,823	$451,597	$453,531

Property and equipment, net as of May 5, 2018 increased primarily as a result of capital expenditures in the twelve months ended May 5, 2018, partially offset by depreciation expense during the same period. The increase in intangible assets, net and goodwill at May 5, 2018 were primarily due to the acquisitions of certain Lilly Pulitzer Signature Stores and TBBC during Fiscal 2017, as disclosed in Note 12 to our consolidated financial statements contained in our Annual Report on Form 10-K for Fiscal 2017, partially offset by the amortization of intangible assets in the twelve months ended May 5, 2018.

Liabilities:

	May 5, 2018	February 3, 2018	April 29, 2017	January 28, 2017
Total current liabilities	$111,189	$135,010	$119,309	$131,396
Long-term debt	72,244	45,809	93,289	91,509
Other non-current liabilities	73,588	74,029	69,370	70,002
Deferred taxes	16,045	15,269	16,183	13,578
Non-current liabilities related to discontinued operations	—	—	2,022	2,544
Total liabilities	$273,066	$270,117	$300,173	$309,029

Current liabilities as of May 5, 2018 decreased primarily resulting from (1) lower accounts payable primarily due to the timing of payment of certain payable amounts and (2) the payment of all liabilities related to discontinued operations. These decreases were partially offset by higher (1) other accrued expenses and liabilities resulting from higher duties payable, sales taxes and estimated direct to consumer return reserves, each reflecting higher direct to consumer sales during the month ended May 5, 2018, as well as an increase in deferred rent amounts and (2) accrued compensation resulting from the timing of payment of bi-weekly employee salaries at quarter end due to the 53 week Fiscal 2017 shifting the relationship between pay periods and fiscal periods, which was partially offset by lower incentive compensation amounts. The decrease in debt as of May 5, 2018 was primarily due to cash flows during the twelve months ended May 5, 2018, including $98 million of cash flow from operations which was partially offset by cash payments of $43 million for capital expenditures, $19 million for dividends and $16 million for various acquisitions.

Other non-current liabilities increased as of May 5, 2018 primarily due to increases in deferred rent liabilities, including tenant improvement allowances from landlords, and deferred compensation liabilities. Deferred taxes were comparable as of May 5, 2018 and April 29, 2017 primarily due to the $12 million impact on depreciation expense timing differences resulting from a cost segregation analysis completed in Fiscal 2017, which was offset by the $12 million impact of the revaluation of deferred tax amounts resulting from U.S. Tax Reform in Fiscal 2017. There were no liabilities related to discontinued operations, including current and non-current amounts, as of May 5, 2018 as a result of negotiated lease terminations in Fiscal 2017 for the remaining lease agreements, with the final satisfaction of the liability associated with the lease obligations completed in February 2018. We do not anticipate cash flows or earnings related to the discontinued operations in future periods as we have satisfied all obligations related to these lease agreements.

Statement of Cash Flows

The following table sets forth the net cash flows, including continuing and discontinued operations, for the First Quarter of Fiscal 2018 and First Quarter of Fiscal 2017 (in thousands):

	First Quarter Fiscal 2018	First Quarter Fiscal 2017
Cash (used in) provided by operating activities	$(7,144)	$13,611
Cash used in investing activities	(13,140)	(8,770)
Cash provided by (used in) financing activities	18,689	(4,592)
Net change in cash and cash equivalents	$(1,595)	$249

Cash and cash equivalents on hand were $5 million and $7 million at May 5, 2018 and April 29, 2017, respectively. Changes in cash flows in the First Quarter of Fiscal 2018 and the First Quarter of Fiscal 2017 related to operating activities, investing activities and financing activities are discussed below.

Operating Activities:

In the First Quarter of Fiscal 2018 and First Quarter of Fiscal 2017, operating activities used $7 million and provided $14 million of cash, respectively. The cash flow from operating activities for each period was primarily the result of net earnings for the relevant period adjusted, as applicable, for non-cash activities including depreciation, amortization and equity-based compensation as well as the net impact of changes in deferred taxes and our working capital accounts. In both the First Quarter of Fiscal 2018 and First Quarter of Fiscal 2017, working capital account changes had an unfavorable impact on cash flow from operations, reflecting the seasonality of our working capital requirements, with the First Quarter of Fiscal 2018 more unfavorably impacted than the First Quarter of Fiscal 2017. In the First Quarter of Fiscal 2018, the more significant changes in working capital were a decrease in current liabilities, an increase in receivables and an increase in inventories, which reduced cash flow from operations, partially offset by a reduction in prepaid expenses, which increased cash flow from operations. In the First Quarter of Fiscal 2017, the more significant changes in working capital accounts were an increase in receivables and a decrease in current liabilities, which reduced cash flow from operations, partially offset by a decrease in inventories, which increased cash flow from operations.

Investing Activities:

During the First Quarter of Fiscal 2018 and the First Quarter of Fiscal 2017, investing activities used $13 million and $9 million, respectively, of cash. Our cash flow used in investing activities on an ongoing basis typically consists of our capital expenditure investments in our existing brands and acquisitions of assets and operations of new businesses. Our capital expenditures primarily consist of costs associated with information technology initiatives, including e-commerce capabilities; opening, relocating and remodeling full-price retail stores and restaurants; and facilities enhancements for distribution centers and offices. In the First Quarter of Fiscal 2018, we paid $13 million for capital expenditures compared to $9 million in the First Quarter of Fiscal 2017. During the First Quarter of Fiscal 2018 and the First Quarter of Fiscal 2017, we paid amounts for acquisitions, consisting of working capital and other related settlements associated with our Fiscal 2017 and Fiscal 2016 acquisitions, respectively.

Financing Activities:

During the First Quarter of Fiscal 2018, financing activities provided $19 million of cash, while in the First Quarter of Fiscal 2017, financing activities used $5 million of cash. In the First Quarter of Fiscal 2018, we increased debt to fund our capital expenditures, working capital requirements and dividends. During the First Quarter of Fiscal 2017, we decreased debt as our cash flow from operations exceeded our capital expenditure and dividend payments. During the First Quarter of Fiscal 2018 and the First Quarter of Fiscal 2017, we paid $6 million and $5 million, respectively, of dividends.

We anticipate that cash flow provided by or used in financing activities in the future will be dependent upon whether our cash flow from operating activities exceeds our capital expenditures, dividend payments, acquisitions and any other investing or financing activities. Generally, we anticipate that excess cash, if any, will be used to repay debt on our U.S. Revolving Credit Agreement.

Liquidity and Capital Resources

We had $72 million outstanding as of May 5, 2018 under our $325 million Fourth Amended and Restated Credit Agreement ("U.S. Revolving Credit Agreement") compared to $93 million of borrowings outstanding as of April 29, 2017. The U.S. Revolving Credit Agreement generally (1) is limited to a borrowing base consisting of specified percentages of eligible categories of assets, (2) accrues variable-rate interest (weighted average borrowing rate of 3.5% as of May 5, 2018), unused line fees and letter of credit fees based upon average unused availability or utilization, (3) requires periodic interest payments with principal due at maturity (May 2021) and (4) is secured by a first priority security interest in substantially all of the assets of Oxford Industries, Inc. and its domestic subsidiaries, including accounts receivable, books and records, chattel paper, deposit accounts, equipment, certain general intangibles, inventory, investment property (including the equity interests of certain subsidiaries), negotiable collateral, life insurance policies, supporting obligations, commercial tort claims, cash and cash equivalents, eligible trademarks, proceeds and other personal property.

To the extent cash flow needs exceed cash flow provided by our operations, we will have access, subject to its terms, to our U.S. Revolving Credit Agreement to provide funding for operating activities, capital expenditures and acquisitions, if any. Our U.S. Revolving Credit Agreement is also used to establish collateral for certain insurance programs and leases and to finance trade letters of credit for product purchases, which reduce the amounts available under our line of credit when issued. As of May 5, 2018, $5 million of letters of credit were outstanding against our U.S. Revolving Credit Agreement. After considering these limitations and the amount of eligible assets in our borrowing base, as applicable, as of May 5, 2018, we had $211 million in unused availability under the U.S. Revolving Credit Agreement, subject to certain limitations on borrowings.

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
We believe that the affirmative covenants, negative covenants, financial covenants and other restrictions under the U.S. Revolving Credit Agreement are customary for those included in similar facilities entered into at the time we entered into the U.S. Revolving Credit Agreement. During the First Quarter of Fiscal 2018 and as of May 5, 2018, no financial covenant testing was required pursuant to our U.S. Revolving Credit Agreement as the minimum availability threshold was met at all times. As of May 5, 2018, we were compliant with all covenants related to the U.S. Revolving Credit Agreement.

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
Our contractual obligations as of May 5, 2018 have not changed materially from the contractual obligations outstanding at February 3, 2018, as disclosed in our Annual Report on Form 10-K for Fiscal 2017 filed with the SEC, other than changes in amounts outstanding under our U.S. Revolving Credit Agreement, as discussed above.
Our anticipated capital expenditures for Fiscal 2018, including the $13 million incurred in the First Quarter of Fiscal 2018, are expected to approach $60 million compared to $39 million in Fiscal 2017. These expenditures are expected to consist primarily of costs associated with information technology initiatives, including e-commerce capabilities; opening, relocating and remodeling full-price retail stores and restaurants; and facilities enhancements. Our capital expenditure amounts in future years may increase or decrease from the amounts incurred in prior years depending on the information technology initiatives, full-price retail store and restaurant openings, relocations and remodels and other infrastructure requirements deemed appropriate for that year to support future expansion of our businesses.
Off Balance Sheet Arrangements

We have not entered into agreements which meet the SEC’s definition of an off balance sheet financing arrangement, other than operating leases, and have made no financial commitments to or guarantees with respect to any unconsolidated subsidiaries or special purpose entities.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires the selection and application of accounting policies. Further, the application of GAAP requires us to make estimates and judgments about future events that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. On an ongoing basis, we evaluate our estimates. We base our estimates on historical experience, current trends and various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.
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
Our critical accounting policies and estimates are discussed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for Fiscal 2017. There have not been any significant changes to the application of our critical accounting policies and estimates during the First Quarter of Fiscal 2018, except for changes in our revenue recognition policy as disclosed in Note 5. A detailed summary of significant accounting policies is included in Note 1 to our consolidated financial statements contained in our Annual Report on Form 10-K for Fiscal 2017.

SEASONAL ASPECTS OF OUR BUSINESS
Each of our operating groups is impacted by seasonality as the demand by specific product or style, as well as by distribution channel, may vary significantly depending on the time of year. For details of the impact of seasonality on each of our operating groups, see the business discussion for each operating group discussed in Part I, Item 1, Business in our Annual Report on Form 10-K for Fiscal 2017.
As the timing of certain unusual or non-recurring items, economic conditions, wholesale product shipments, weather or other factors affecting our operations may vary from one year to the next, we do not believe that net sales or operating income for any particular quarter or the distribution of net sales and operating income for Fiscal 2017 are necessarily indicative of anticipated results for Fiscal 2018 or expected distribution in future years. Our third quarter has historically been our smallest net sales and operating income quarter and that result is expected to continue. The following table presents our percentage of net sales and operating results by quarter for Fiscal 2017:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	25%	26%	22%	27%
Operating income	35%	42%	1%	22%
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain interest rate, foreign currency, commodity and inflation risks as discussed in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for Fiscal 2017. There have not been any significant changes in our exposure to these risks during the First Quarter of Fiscal 2018.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the First Quarter of Fiscal 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are a party to litigation and regulatory actions arising in the ordinary course of business. These actions may relate to trademark and other intellectual property, licensing arrangements, real estate, importing or exporting regulations, taxation, employee relations matters or other topics. We are not currently a party to any litigation or regulatory action or aware of any proceedings contemplated by governmental authorities, that we believe could reasonably be expected to have a material impact on our financial position, results of operations or cash flows. However, our assessment of any litigation or other legal claims could potentially change in light of the discovery of additional factors not presently known or determinations by judges, juries, or others which are not consistent with our evaluation of the possible liability or outcome of such litigation or claims.

ITEM 1A. RISK FACTORS

Our business is subject to numerous risks.  Investors should carefully consider the factors discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for Fiscal 2017, which could materially affect our business, financial condition or operating results.  We operate in a competitive and rapidly changing business environment, and additional risks and uncertainties not presently known to us or that we currently consider immaterial may also adversely affect our business. The risks described in our Annual Report on Form 10-K for Fiscal 2017 are not the only risks facing our company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)        During the First Quarter of Fiscal 2018, we did not make any unregistered sales of our equity securities.

(c)         We have certain stock incentive plans as described in Note 7 to our consolidated financial statements included in our Annual Report on Form 10-K for Fiscal 2017, all of which are publicly announced plans. Under the plans, we can repurchase shares from employees to cover employee tax liabilities related to the vesting of shares of our stock. During the First Quarter of Fiscal 2018, we purchased the following shares pursuant to these plans.

Fiscal Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
February (2/4/18 - 3/3/18)	—	$—	0	0
March (3/4/18 - 4/7/18)	—	$—	0	0
April (4/8/18 - 5/5/18)	30,186	$78.60	0	0
Total	30,186	$78.60	0	0

In March 2017, our Board of Directors authorized us to spend up to $50 million to repurchase shares of our stock. This authorization superseded and replaced all previous authorizations to repurchase shares of our stock and has no automatic expiration. As of May 5, 2018, no shares of our stock had been repurchased pursuant to this authorization.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

3.1	Restated Articles of Incorporation of Oxford Industries, Inc. (filed as Exhibit 3.1 to the Company's Form 10-Q for the fiscal quarter ended July 29, 2017)
3.2	Bylaws of Oxford Industries, Inc., as amended. (filed as Exhibit 3.2 to the Company's Form 10-K for Fiscal 2017)
31.1	Section 302 Certification by Principal Executive Officer.*
31.2	Section 302 Certification by Principal Financial Officer.*
32	Section 906 Certification by Principal Executive Officer and Principal Financial Officer.*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

June 13, 2018	OXFORD INDUSTRIES, INC.
(Registrant)

/s/ K. Scott Grassmyer
K. Scott Grassmyer
Executive Vice President - Finance, Chief Financial Officer and Controller
(Authorized Signatory)